Form 10-Q
period 2004-03-31
ASSURED GUARANTY LTD
filed 2004-05-28
CIK 1273813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

transition Period from                                  to

Commission File No. 001-32141

ASSURED GUARANTY LTD.

(Exact name of registrant as specified in its charter)

Bermuda	Not Applicable
(State or other jurisdiction of incorporation)	(I.R.S. employer identification no.)

30 Woodbourne Avenue

Hamilton HM 08

Bermuda

(address of principal executive office)

(441) 296-4004

(Registrants telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   ☐        NO   ☒

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES   ☐        NO   ☒

The number of registrant’s Common Shares ($0.01 value) outstanding as of May 15, 2004 was 75,969,792.

ASSURED GUARANTY LTD.

Assured Guaranty Ltd.

Combined Balance Sheets

(in thousands of U.S. dollars)

	March 31, 2004	December 31, 2003
	(unaudited)

Assets
Fixed maturity securities, at fair value (amortized cost: $1,930,399 in 2004 and $1,937,743 in 2003)	$2,065,948	$2,052,217
Short-term investments, at cost which approximates fair value	154,355	137,517
Total investments	2,220,303	2,189,734
Cash and cash equivalents	36,254	32,365
Accrued investment income	24,302	23,758
Deferred acquisition costs	186,267	178,673
Prepaid reinsurance premiums	17,012	10,974
Reinsurance recoverable on ceded losses	106,131	122,124
Due from affiliate	—	115,000
Premiums receivable	35,133	63,997
Value of reinsurance business assumed	11,915	14,226
Goodwill	85,417	87,062
Other assets	26,490	19,954
Total assets	$2,749,224	$2,857,867

Liabilities and shareholder’s equity
Liabilities
Unearned premium reserves	$537,930	$625,429
Reserve for losses and loss adjustment expenses	431,297	522,593
Profit commissions payable	56,805	71,237
Deferred income taxes	73,865	55,637
Unrealized losses on derivative financial instruments	1,209	8,558
Funds held by Company under reinsurance contracts	9,289	9,635
Long-term debt	75,000	75,000
Other liabilities	53,756	52,154
Total liabilities	1,239,151	1,420,243
Commitments and contingencies
Shareholder’s equity
Common stock	16,403	16,403
Additional paid-in capital	961,852	955,490
Unearned stock grant compensation	(4,505)	(5,479)
Retained earnings	436,918	390,025
Accumulated other comprehensive income	99,405	81,185
Total shareholder’s equity	1,510,073	1,437,624
Total liabilities and shareholder’s equity	$2,749,224	$2,857,867

The accompanying notes are an integral part of these combined financial statements.

Assured Guaranty Ltd.

Combined Statements of Operations and Comprehensive Income

(in thousands of U.S. dollars except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues
Gross written premiums	$(1,544)	$112,735
Ceded premiums	5,327	8,662
Net written premiums	(6,871)	104,073
(Increase)/decrease in net unearned premium reserves	93,538	(40,485)
Net earned premiums	86,667	63,588
Net investment income	24,385	24,101
Net realized investment gains	1,182	1,903
Unrealized gains (losses) on derivative financial instruments	7,349	(1,110)
Other income	532	557
Total revenues	120,115	89,039

Expenses
Loss and loss adjustment expenses	23,668	23,188
Profit commissions expense	5,486	2,969
Acquisition costs	13,108	11,843
Other operating expenses	12,621	11,635
Goodwill impairment	1,645	—
Interest expense	1,434	1,434
Total expenses	57,962	51,069

Income before provision for income taxes	62,153	37,970
Provision/(benefit) for income taxes
Current	2,179	(2,025)
Deferred	13,081	8,244
Total provision for income taxes	15,260	6,219
Net income	46,893	31,751
Other comprehensive income, net of taxes
Unrealized holding gains on fixed maturity securities arising during the year	14,845	5,619
Reclassification adjustment for realized (gains)/losses included in net income	3,375	(4,075)
Change in net unrealized gains on fixed maturity securities	18,220	1,544
Comprehensive income	$65,113	$33,295

Earnings per share:
Basic	$0.63	$0.42
Diluted	$0.63	$0.42

The accompanying notes are an integral part of these combined financial statements.

Assured Guaranty Ltd.

Combined Statements of Shareholder’s Equity
For the three months ended March 31, 2004

(in thousands of U.S. dollars)

(unaudited)

	Common Stock	Additional Paid-in capital	Unearned Stock Grant Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholder’s Equity
Balance, December 31, 2003	$16,403	$955,490	$(5,479)	$390,025	$81,185	$1,437,624
Net income	—	—	—	46,893	—	46,893
Dividends	—	—	—	—	—	—
Capital contribution	—	932	—	—	—	932
Tax benefit for options exercised	—	5,430	—	—	—	5,430
Unrealized gain on fixed maturity securities, net of tax of ($4,991)	—	—	—	—	18,220	18,220
Unearned stock grant compensation, net	—	—	974	—	—	974
Balance, March 31, 2004	$16,403	$961,852	$(4,505)	$436,918	$99,405	$1,510,073

The accompanying notes are an integral part of these combined financial statements.

Assured Guaranty Ltd.
Combined Statements of Cash Flows
(in thousands of U.S. dollars)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Operating activities
Net income	$46,893	$31,751
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash interest and operating expenses	932	1,010
Net amortization of premium/(discount) on fixed maturity securities	2,797	1,781
Goodwill impairment	1,645	—
Provision for deferred income taxes	13,081	8,244
Net realized investment gains	(1,182)	(1,903)
Change in unrealized (gains) losses on derivative financial instruments	(7,349)	1,110
Change in deferred acquisition costs	(7,594)	(4,751)
Change in accrued investment income	(544)	(112)
Change in premiums receivable	28,864	5,232
Change in due from affiliate	115,000	—
Change in prepaid reinsurance premiums	(6,038)	3,287
Change in unearned premium reserves	(87,499)	37,198
Change in reserve for losses and loss adjustment expenses, net	(75,303)	(49,287)
Change in profit commissions payable	(14,432)	(9,311)
Change in value of reinsurance business assumed	2,311	1,524
Change in funds held by Company under reinsurance contracts	(346)	(8,519)
Other	1,168	5,106
Net cash provided by operating activities	12,404	22,360

Investing activities
Fixed maturity securities:
Purchases	(172,821)	(217,433)
Sales	179,638	186,019
Maturities	160	3,180
(Purchases)/sales of short-term investments, net	(16,838)	8,758
Net cash used in investing activities	(9,861)	(19,476)

Financing activities
Dividends paid	—	(2,000)
Net cash used in financing activities	—	(2,000)

Increase in cash and cash equivalents	2,543	884
Effect of exchange rate changes	1,346	2,017
Cash and cash equivalents at beginning of period	32,365	9,445
Cash and cash equivalents at end of period	$36,254	$12,346

The accompanying notes are an integral part of these combined financial statements.

ASSURED GUARANTY LTD.
NOTES TO COMBINED FINANCIAL STATEMENTS

March 31, 2004

(Expressed in thousands of U.S. dollars, except share amounts or as where otherwise described)

(Unaudited)

1.    Organization

On April 28, 2004, subsidiaries of ACE Limited (“ACE”), completed an initial public offering (“IPO”) of 49,000,000 common shares of their wholly-owned subsidiary, Assured Guaranty Ltd. (“Assured Guaranty” or the “Company”, formerly AGC Holdings Ltd.).  The Company’s common shares are traded on the New York Stock Exchange under the symbol AGO. This offering raised approximately $840.1 million in net proceeds, all of which went to the selling shareholders.  As part of the IPO, Assured Guaranty and ACE entered into a master agreement which governs various settlement issues.  As part of the master agreement all pre-IPO intercompany receivables and payables are expected to be settled with ACE by June 10, 2004.

Assured Guaranty is a Bermuda-based company providing credit enhancement products to the municipal finance, structured finance and mortgage markets. Credit enhancement products are financial guarantees or other types of support, including credit derivatives, that improve the credit of underlying debt obligations. The Company applies its credit expertise, risk management skills and capital markets experience to develop insurance, reinsurance and derivative products that meet the credit enhancement needs of its customers. Under a reinsurance agreement, the reinsurer, in consideration of a premium paid to it, agrees to indemnify another insurer, called the ceding company, for part or all of the liability of the ceding company under one or more insurance policies that the ceding company has issued.  A derivative is a financial instrument whose characteristics and value depend upon the characteristics and value of an underlying security or commodity. The Company markets its products directly to and through financial institutions, serving the U.S. and international markets.  The Company’s financial results include four principal business segments: financial guaranty direct, financial guaranty reinsurance, mortgage guaranty and other.  These segments are further discussed in Note 9.

2.    Basis of presentation

The historical combined financial statements include the assets, liabilities, operating results and cash flows of Assured Guaranty and combined entities and have been prepared using the historical bases for assets and liabilities and the historical results of operations of the aforementioned combined entities. The historical combined financial statements also include certain long-term debt used to fund the Company’s insurance operations and related interest expense. For all periods presented, certain expenses reflected in the financial statements include allocations of corporate expenses incurred by the Company’s former Parent, ACE, related to general and administrative services provided to the Company, including tax consulting and preparation services, internal audit services and liquidity facility costs. These expenses were allocated based on estimates of the cost incurred by ACE to provide these services to the Company. All intercompany accounts and transactions have been eliminated. Certain items in the prior year financial statements have been reclassified to conform with the current year presentation.

The interim unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition, results of operations and cash flows for the periods presented.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The results of the Company reported herein were consolidated into the results of ACE, as the Company was a wholly-owned subsidiary of ACE as of March 31, 2004.

Management believes that the foregoing adjustments and allocations were made on a basis that is a reasonable reflection of the historical results of the Company. However, these results do not necessarily represent what the historical combined financial position, results of operations and cash flows of the Company would have been if the Company had been a separate and stand-alone entity during the periods presented.

Certain of the Company’s subsidiaries are subject to U.S. income tax.  The provision for income taxes is calculated in accordance with FAS No. 109, “Accounting for Income Taxes”.  The Company’s provision for income taxes for interim financial periods is not based on an estimated annual effective rate due to the variability in changes in fair value of its derivative financial instruments.  A discrete calculation of the provision is calculated for each interim period.

These interim unaudited combined financial statements should be read in conjunction with the 2003 audited combined financial statements and related notes thereto included in the Company’s Registration Statement on Form S-1 (Registration No. 333-111491).

3.    New accounting pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), as an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 addresses consolidation of variable interest entities (“VIEs”) by business enterprises. An entity is considered a VIE subject to consolidation if the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support or if the equity investors lack one of three characteristics of a controlling financial interest. First, the equity investors lack the ability to make decisions about the entity’s activities through voting rights or similar rights. Second, they do not bear the obligation to absorb the expected losses of the entity if they occur. Lastly, they do not claim the right to receive expected returns of the entity if they occur, which are the compensation for the risk of absorbing the expected losses. FIN 46 requires that VIEs be consolidated by the entity that maintains the majority of the risks and rewards of ownership. This Interpretation applied immediately to VIEs created after January 31, 2003 and to VIEs in which an enterprise obtains an interest after that date. FASB deferred the effective date of FIN 46 until the end of the first interim or annual period ending after December 15, 2003 for VIEs created before February 1, 2003. The adoption of FIN 46 did not have a material impact on our results of operations or financial condition.

4.    Reinsurance

To limit its exposure on assumed risks, the Company entered into certain proportional and non-proportional retrocessional agreements with other insurance companies, primarily subsidiaries of ACE, that cede a portion of the risk underwritten by the Company. In the event that any or all of the reinsurers are unable to meet their obligations, the Company would be liable for such defaulted amounts. Direct, assumed, and ceded reinsurance amounts were as follows:

	Three Months Ended March 31,
	2004	2003
	(in thousands of U.S. dollars)
Premiums Written:
Direct	$(91,043)	$7,346
Assumed	89,499	105,389
Ceded	5,327	8,662
Net	$(6,871)	$104,073

Premiums Earned:
Direct	$17,512	$7,426
Assumed	71,674	65,142
Ceded	2,519	8,980
Net	$86,667	$63,588

Loss and Loss Adjustment Expenses:
Direct	$(8,523)	$8,567
Assumed	33,211	18,937
Ceded	1,020	4,316
Net	$23,668	$23,188

Direct premiums written and direct loss and loss adjustment expenses (“LAE”) were impacted $(97.8) million and $(19.0) million, respectively, from the close out of transaction types the Company does not expect to underwrite in the future.  Reinsurance recoverable on ceded unpaid losses and LAE as of March 31, 2004 and December 31, 2003 is $105.9 million and $122.1 million, respectively. Of these amounts, $84.0 million and $100.1 million, respectively, relate to reinsurance agreements with affiliates.

5. Commitments and Contingencies

On January 18, 2002, World Omni Financial Corp. (“World Omni”) filed an action against AG Intermediary Inc., (“AGI”) subsidiary of the Company, in the United States District Court for the Southern District of New York entitled World Omni Financial Corp. v. ACE Capital Re Inc., Case no. 02 CV 0476 (RO).  On September 20, 2002, World Omni amended its complaint to add Assured Guaranty Re Overseas Ltd. (“AGRO”) as a defendant.  The dispute arises out of a quota share reinsurance agreement between AGRO and JCJ Insurance Company (“JCJ”), an affiliate of World Omni, and an underlying residual value insurance policy issued by JCJ to World Omni, which insured residual value losses of World Omni with respect to a portfolio of automobile leases. Subject to the terms and conditions of the policy, the residual value insurance policy insures World Omni against losses (as defined in the policy) resulting from the value of leased vehicles at the end of the applicable lease term being less than what such value was assumed to have been at the inception of the applicable lease term. In the District Court action, World Omni sought a declaratory judgment regarding AGRO’s coverage obligations, if any, for such alleged losses, as well as damages for breach of contract based upon AGRO’s refusal to pay claims asserted by World Omni.  World Omni sought $157.0 million, which is the limit of liability under the quota share reinsurance agreement, plus interest.

AGRO and AGI denied World Omni’s claims, and intend to contest them vigorously.  On February 24, 2004, the parties entered into a separate arbitration agreement that governs the parties’ disputes and provides for an arbitration hearing to occur in July 2005.  On March 1, 2004, the parties submitted a joint motion for a stay of proceedings in the District Court action so that they could pursue arbitration.  By Order dated March 5, 2004, the District Court granted the parties’ joint motion and stayed further proceedings in the District Court action.  No formal discovery had been taken in the District Court action by the time the proceedings were stayed.

At March 31, 2004 and December 31, 2003, the Company carried a reserve for losses and LAE, net of recoveries, of $32.2 million for the World Omni action.

On April 28, 2004, AGRO and ACE INA Overseas Insurance Company, a subsidiary of ACE, entered into a 100% quota share retrocession agreement under which AGRO will retrocede to ACE INA Overseas Insurance Company an auto residual value reinsurance transaction for a premium of $32.2 million.

Various other lawsuits have arisen in the ordinary course of the Company’s business. It is the opinion of the Company’s management, based upon the available information, that the expected outcome of these matters, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position, results of operations or liquidity, although an adverse resolution of one or more of these items could have a material adverse effect on the Company’s results of operations or liquidity in a particular quarter or fiscal year.

The Company is party to reinsurance agreements with other monoline primary financial guaranty insurance companies. The Company’s facultative and treaty agreements are generally subject to termination (i) upon written notice (ranging from 90 to 120 days) prior to the specified deadline for renewal, (ii) at the option of the primary insurer if the Company fails to maintain certain financial, regulatory and rating agency criteria which are equivalent to or more stringent than those the Company is otherwise required to maintain for its own compliance with state mandated insurance laws or (iii) upon certain changes of control of the Company. Upon termination under the conditions set forth in (ii) and (iii) above, the Company may be required (under some of its reinsurance agreements) to return to the primary insurer all statutory unearned premiums, less ceding commissions, attributable to reinsurance ceded pursuant to such agreements. Upon the occurrence of the conditions set forth in (ii) above, whether or not an agreement is terminated, the Company may be required to obtain a letter of credit or alternative form of security to collateralize its obligation to perform under such agreement or it may be obligated to increase the level of ceding commission paid.

6. Long-Term Debt and Credit Facility

The Company’s combined financial statements include long-term debt used to fund the Company’s insurance operations, and related interest expense, as described below.

As of March 31, 2004, the Company’s long-term debt included $75.0 million of cumulative monthly income preferred shares issued in 1994 through an affiliate of the Company, Capital Re LLC, a limited liability company organized under the laws of Turks and Caicos Islands. These securities pay monthly dividends at a rate of 7.65% and are mandatorily redeemable in January 2044. Since January 31, 1999, Capital Re LLC also has the option to redeem these shares in whole or in part at the redemption price of $25.00 per share plus accumulated and unpaid dividends. At March 31, 2004 none of the three million outstanding shares were redeemed. Capital Re LLC exists solely for the purpose of issuing preferred and common shares and lending the proceeds to ACE Financial Services, Inc. to fund its business operations. The amount paid to preferred shareholders for each of the periods ended March 31, 2004 and 2003 was approximately $1.4 million and is shown on the statement of operations as interest expense.  Upon completion of the IPO, Capital Re LLC and the obligation with respect to the $75.0 million cumulative monthly preferred shares remained with ACE.  See Note 11 for further information.

As of March 31, 2004 Company had entered into the following credit facilities, which were available for general corporate purposes:

(i)                                     The Company participated in a liquidity facility established for the benefit of ACE and certain of its subsidiaries. The overall facility was a 364-day credit agreement in the amount of $500.0 million with a syndicate of banks. The Company had a $50.0 million participation in the facility.  Due to the IPO, as of April 2, 2004, this facility was replaced.

(ii)                                  The Company also participated in a liquidity facility established for the benefit of Assured Guaranty Corp. (“AGC”), a Maryland domiciled insurance company and subsidiary of the Company. The overall facility was a 364-day credit agreement in the amount of $140.0 million with a syndicate of banks. Under the terms of this liquidity facility AGC would have been required to pledge collateral to one of the syndicate banks. If the amount of collateral posted for the benefit of AGC credit default swap counterparties exceeded 11% of AGC shareholders’ equity.  In such case an amount equal to that excess was to have been pledged for the benefit of the syndicate banks. As of March 31, 2004, AGC had not posted any collateral under this covenant.  Due to the IPO, as of April 28, 2004, this facility was replaced.

(iii)                               The Company has a $75.0 million line of credit facility and a $50.0 million line of credit facility from subsidiaries of ACE.  Due to the IPO, as of April 28, 2004, this facility was replaced.

As of March 31, 2004, the Company had not drawn any amounts under these credit facilities.

To replace the general corporate purpose credit facilities,  the Company entered into a $250.0 million unsecured credit facility (“$250.0 million credit facility”) on April 29, 2004, with a syndicate of banks, for which ABN AMRO Incorporated and Bank of America (an affiliate of Banc of America Securities LLC) acted as co-arrangers to which each of the Company, AGC and Assured Guaranty (UK) Ltd., a subsidiary of the Company organized under the laws of the United Kingdom, is a party, as borrower. The $250.0 million credit facility is a 364-day facility and any amounts outstanding under the facility at its expiration will be due and payable one year following the facility’s expiry. Under the $250.0 million credit facility, AGC can borrow up to $250.0 million, Assured Guaranty Ltd. has a borrowing limit not to exceed $50.0 million, and Assured Guaranty (UK) Ltd. has a borrowing limit not to exceed $12.5 million.

As of March 31, 2004, the Company was party to a non-recourse credit facility with a syndicate of banks, which provided up to $175.0 million. This facility was specifically designed to provide rating agency qualified capital to further support the Company’s claim paying resources. This agreement is due to expire November 2010.  As of March 31, 2004, the Company had not drawn any amounts under this credit facility.

7. Employee Benefit Plans and Stock Based Compensation

Prior to the IPO, Assured Guaranty officers and employees participated in ACE’s long-term incentive plans providing options to purchase shares and restricted share unit awards. Our officers and employees have been covered under additional benefit plans, including retirement programs providing 401(k) plan benefits, health and life insurance benefits; medical, dental and vision benefits for active employees; disability and life insurance protection; and severance.  These additional benefits have been provided to our employees and officers who work in the United States by plans maintained by Assured Guaranty Corp. and to our employees and officers who work in Bermuda and the United Kingdom through plans maintained by ACE covering ACE employees in those locations.  Since the completion of the IPO, our officers and employees have been covered by benefit plans the Company has or is establishing; except that during a transition period following the IPO, employees located in the United Kingdom and Bermuda may continue to participate in some of the ACE benefit plans in which they participated prior to the IPO.

Upon completion of the IPO, any unvested options to purchase ACE ordinary shares held by our officers or employees immediately vested and any unvested restricted ACE ordinary shares were forfeited. Our officers and employees have 90 days from the date of the IPO to exercise any vested options to acquire ACE ordinary shares. The acceleration of vesting of options to purchase ordinary shares resulted in a pre-tax charge to us of approximately $3.0 million.  Based upon a price of $42.79 per ACE ordinary share, the Company incurred a pre-tax charge of $7.8 million and contributed cash in the same amount to fund a trust, with an independent trustee,  for the value of the restricted ACE ordinary shares forfeited by all of our officers and employees. These pre-tax charges took place during the second quarter of 2004.  The trust purchased common shares in the IPO and allocated to each such individual common shares having the approximate value of the ACE ordinary shares forfeited by such individual. Based on the initial public offering price of $18.00 per common share, the trust purchased approximately 436,000 common shares. The common shares will be deliverable to each individual on the 18-month anniversary of the IPO so long as during that 18-month period the individual was not employed, directly or indirectly, by any designated financial guaranty company. Any forfeited common shares will be delivered to us. The independent trustee will not have any beneficial interest in the trust. Since completion of the IPO, our officers and employees are no longer eligible to participate in the ACE long-term incentive plans.  In connection with these events, Assured Guaranty received $4.5 million from ACE, for the book value of unrestricted compensation, which it recorded in unearned stock grant compensation, which is included in shareholder’s equity.

As of April 27, 2004, the Company adopted the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (the “Incentive Plan”). The number of common shares that may be delivered under the Incentive Plan may not exceed 7,500,000. In the event of certain transactions affecting our common shares, the number or type of shares subject to the Incentive Plan, the number and type of shares subject to outstanding awards under the Incentive Plan, and the exercise price of awards under the Incentive Plan, may be adjusted.

The Incentive Plan authorizes the grant of incentive stock options, non-qualified stock options, stock appreciation rights, and full value awards that are based on our common shares. The grant of full value awards may be in return for a participant’s previously performed services, or in return for the participant surrendering other compensation that may be due, or may be contingent on the achievement of performance or other objectives during a specified period, or may be subject to a risk of forfeiture or other restrictions that will lapse upon the achievement of one or more goals relating to completion of service by the participant, or achievement of performance or other objectives. Awards under the Incentive Plan may accelerate and become vested upon a change in control of Assured Guaranty.

The Incentive Plan is administered by a committee of the board of directors. The compensation committee of the board serves as this committee except as otherwise determined by the board. The board may amend or terminate the Incentive Plan.

In connection with the IPO, awards of options and restricted common shares were made to our officers and employees. Each of the options will vest in equal annual installments over a three-year period and will expire on the tenth anniversary of the date of grant. The exercise price of the options is $18.00, the public offering price of the IPO. Restricted common shares will vest in equal annual installments over a four-year period. Options to purchase an aggregate of 1,873,300 common shares and an aggregate of 969,792 restricted common shares were issued in connection with the IPO.

Because the Company was a wholly-owned subsidiary of ACE during the reporting period, stock based compensation is based on ACE stock. The Company accounts for stock-based compensation plans in accordance with APB No. 25. No compensation expense for options is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. Pro forma information regarding net income and earnings per share is required by FAS No. 123, “Accounting for Stock-Based Compensation”. In December 2002, FASB issued FAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” FAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosure in both annual and interim financial statements regarding the method of accounting for stock-based compensation and the effect of the method used on reported results.

For restricted stock awards, the Company records the market value of the shares awarded at the time of the grant as unearned stock grant compensation and includes it as a separate component of shareholder’s equity. The unearned stock grant compensation is amortized into expense ratably over the vesting period.

The following table outlines the Company’s net income, and basic and diluted earnings per share for the periods ended March 31, 2004 and 2003, had the compensation cost been determined in accordance with the fair value method recommended in FAS 123.

	Three Months Ended March 31,
(in thousands of U.S. dollars, except per share amounts)	2004	2003
Net income as reported	$46,893	$31,751
Add: Stock-based compensation expense included in reported net income, net of income tax	411	364
Deduct: Compensation expense, net of income tax	1,267	935
Pro Forma	$46,037	$31,180

Earnings Per Share:
Basic	$0.61	$0.42
Diluted	$0.61	$0.42

The fair value of the ACE options issued is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants for the three months ended March 31, 2004 and 2003, respectively: dividend yield of 1.74 percent and 2.46 percent, expected volatility of 26.72 percent and 32.71 percent, risk free interest rate of 2.69 percent and 2.35 percent. The expected life is four years and the forfeiture rate is 5 percent for 2004 and 2003.

8. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended March 31,
(in thousands of U.S. dollars, except per share amounts)	2004	2003
Net income	$46,893	$31,751

Basic shares(1)	75,000,000	75,000,000
Diluted shares(1)	75,000,000	75,000,000
Basic EPS	$0.63	$0.42
Diluted EPS	$0.63	$0.42

(1) Based on shares outstanding immediately prior to the IPO.

9.  Segment Reporting

The Company has classified its business into four principal business segments, which is at the same level as that reviewed by senior management; (1) financial guaranty direct, which includes transactions whereby the Company provides an unconditional and irrevocable guaranty that indemnifies the holder of a financial obligation against non-payment of principal and interest when due, and includes credit support for credit default swaps; (2) financial guaranty reinsurance, which includes agreements whereby the Company is a reinsurer and agrees to indemnify a primary insurance company against part or all of the loss which the latter may sustain under a policy it has issued; (3) mortgage guaranty, which includes mortgage guaranty insurance and reinsurance whereby the Company provides protection against the default of borrowers on mortgage loans; and (4) other, which includes several lines of business in which the Company is no longer active, including trade credit reinsurance, title reinsurance, auto residual value reinsurance and the credit protection of equity layers of collateralized debt obligations, as well as life, accident and health reinsurance.

The Company’s reportable business segments are strategic business units that offer different products and services. They are managed separately since each business requires different marketing strategies and underwriting skill sets.

The Company does not segregate certain assets and liabilities at a segment level since management reviews and controls these assets and liabilities on a consolidated basis. The Company allocates certain operating expenses to each segment based on the proportion of net earned premium for each respective segment to the total net earned premium.  Management uses underwriting gains and losses as the primary measure of each segment’s financial performance.  There were no inter-segment transactions during the periods presented.  The following table summarizes the components of underwriting gain (loss) for each reporting segment:

	Three Months Ended March 31, 2004
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
Gross written premiums	$25.6	$52.4	$14.0	(93.5)	(1.5)
Net written premiums	25.3	52.4	14.0	(98.6)	(6.9)
Net earned premiums	40.7	20.4	8.4	17.2	86.7
Loss and loss adjustment expenses	13.4	3.9	(1.2)	7.6	23.7
Profit commission expense	—	0.1	5.0	0.4	5.5
Acquisition costs	1.4	7.1	0.9	3.7	13.1
Operating expenses	3.3	4.1	1.7	3.6	12.7
Underwriting gain	$22.6	$5.2	$2.0	$1.9	$31.7

	Three Months Ended March 31, 2003
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
Gross written premiums	$14.0	$29.8	$8.1	$60.8	$112.7
Net written premiums	13.8	29.1	8.1	53.1	104.1
Net earned premiums	14.7	16.9	9.6	22.4	63.6
Loss and loss adjustment expenses	2.0	1.8	1.2	18.2	23.2
Profit commission expense	—	0.1	3.2	(0.3)	3.0
Acquisition costs	—	5.4	1.0	5.4	11.8
Operating expenses	2.7	3.1	1.8	4.1	11.7
Underwriting gain (loss)	$10.0	$6.5	$2.4	$(5.0)	$13.9

The following is a reconciliation of total underwriting gain to income before provision for income taxes for the periods ended:

	Three Months Ended March 31,
(in millions of U.S. dollars)	2004	2003
Total underwriting gain	$31.7	$13.9
Net investment income	24.4	24.1
Net realized investment gains	1.2	1.9
Unrealized gains (losses) on derivative financial instruments	7.4	(1.1)
Other income	0.5	0.6
Goodwill impairment	(1.6)	—
Interest expense	(1.4)	(1.4)
Income before provision for income taxes	$62.2	$38.0

Our other segment consists of certain non-core lines of business that the Company has stopped, or intends to stop, writing, including equity layer credit protection, trade credit reinsurance, title reinsurance, LA&H reinsurance and auto residual value reinsurance. In connection with this plan, the Company wrote off $1.6 million of goodwill related to our trade credit reinsurance business which we exited as part of the IPO.  Also included in the other segment is the impact of the affiliate reinsurance transactions, that were purchased by management for the benefit of all of the Company’s reporting segments. The Company does not allocate the cost nor the related benefit of these transactions to the reporting segments but rather records the impact of these transactions in the other segment. The Company manages these exited lines of business by focusing on the net earned premiums and the underwriting gain/(loss).

The following table provides underwriting gain/(loss) by line of business for the other segment.

	Three Months Ended March 31,
(in millions of U.S. dollars)	2004	2003
Underwriting gain/(loss):
Equity layer credit protection	$2.4	$1.1
Trade credit reinsurance	1.3	(1.4)
Title reinsurance	0.7	1.0
Life accident and health reinsurance	—	(0.5)
Auto residual value reinsurance	(2.5)	(2.5)
Affiliate reinsurance	—	(2.7)
Total	$1.9	$(5.0)

The following table provides the lines of business from which the Company’s other reporting segment derives its net earned premiums:

	Three Months Ended March 31,
(in millions of U.S. dollars)	2004	2003
Net earned premiums:
Other:
Equity layer credit protection	$5.4	$12.6
Trade credit reinsurance	9.3	10.7
Title reinsurance	2.5	1.2
Auto residual value reinsurance	—	0.7
Life, accident and health reinsurance	—	—
Affiliate reinsurance	—	(2.8)
Total	$17.2	$22.4

10. Subsidiary information

The following tables present, in thousands of U.S. dollars, the condensed combined financial information for Assured Guaranty Ltd., Assured Guaranty US Holdings Inc.  and our other subsidiaries at March 31, 2004 and December 31, 2003 and for the three months ended March 31, 2004 and 2003.

CONDENSED COMBINING BALANCE SHEET

at March 31, 2004

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	Other Subsidiaries	Combining Adjustments	Assured Guaranty Ltd. (Combined)

Assets
Total investments and cash	$—	$1,239,968	$1,016,590	$—	$2,256,558
Investments in subsidiaries	1,584,516	—	—	(1,584,516)	—
Deferred acquisition costs	—	150,775	32,042	3,450	186,267
Reinsurance recoverable	—	—	106,131	—	106,131
Goodwill	—	85,417	—	—	85,417
Premiums receivable	—	27,607	7,526	—	35,133
Other	12	42,229	42,544	(5,067)	79,718
Total assets	$1,584,528	$1,545,996	$1,204,833	$(1,586,133)	$2,749,224

Liabilities and shareholder’s equity

Liabilities

Unearned premium reserves	$—	$398,118	$139,812	$—	$537,930
Reserve for losses and loss adjustment Expenses	—	111,860	319,437	—	431,297
Profit commissions payable	—	4,094	52,710	—	56,804
Deferred income taxes	—	87,303	(13,802)	364	73,865
Long-term debt	—	—	—	75,000	75,000
Other	—	32,160	34,621	(2,526)	64,255
Total liabilities	—	633,535	532,778	72,838	1,239,151

Total shareholder’s equity	1,584,528	912,461	672,055	(1,658,971)	1,510,073

Total liabilities and shareholder’s equity	$1,584,528	$1,545,996	$1,204,833	$(1,586,133)	$2,749,224

CONDENSED COMBINING BALANCE SHEET

at DECEMBER 31, 2003

	Assured	Assured			Assured
	Guaranty Ltd.	Guaranty US	Other	Combining	Guaranty Ltd.
	(Parent Company)	Holdings Inc.	Subsidiaries	Adjustments	(Combined)
Assets
Total investments and cash	$—	$1,205,536	$1,016,563	$—	$2,222,099
Investment in subsidiaries	1,512,068	—	—	(1,512,068)	—
Deferred acquisition costs	—	146,926	28,297	3,450	178,673
Reinsurance recoverable	—	—	122,124	—	122,124
Goodwill	—	87,062	—	—	87,062
Premiums receivable	—	28,434	155,631	(5,068)	178,997
Other	12	36,227	45,731	(13,058)	68,912
Total assets	$1,512,080	$1,504,185	$1,368,346	$(1,526,744)	$2,857,867

Liabilities and shareholder’s equity

Liabilities

Unearned premium reserves	$—	$389,027	$240,367	$(3,965)	$625,429
Reserve for losses and loss adjustment expenses	—	106,252	416,341	—	522,593
Profit commissions payable	—	4,007	67,230	—	71,237
Deferred income taxes	—	78,054	(22,781)	364	55,637
Long-term debt	—	—	—	75,000	75,000
Other	—	47,719	34,247	(11,619)	70,347
Total liabilities	—	625,059	735,404	59,780	1,420,243

Total shareholder’s equity	1,512,080	879,126	632,942	(1,586,524)	1,437,624

Total liabilities and shareholder’s equity	$1,512,080	$1,504,185	$1,368,346	$(1,526,744)	$2,857,867

CONDENSED COMBINING STATEMENT OF OPERATIONS

at March 31, 2004

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	Other Subsidiaries	Combining Adjustments	Assured Guaranty Ltd. (Combined)
Revenues
Net premiums written	$—	$47,565	$(54,435)	$—	$(6,871)
Net premiums earned	—	37,933	48,733	—	86,667
Net investment income	—	12,742	11,643	—	24,385
Net realized gains	—	—	1,182	—	1,182
Unrealized gains (losses) on derivative financial instruments	—	9,931	(2,581)	—	7,350
Other revenues	—	—	1,218	(687)	532

Total revenues	$—	$60,606	$60,195	$(687)	$120,115

Expenses
Loss and loss adjustment expenses	$—	$8,713	$14,955	$—	$23,668
Acquisition costs and other operating expenses	—	20,455	12,724	(687)	32,493
Other	—	1,595	(1,228)	1,434	1,801

Total expenses	$—	$30,763	$26,452	$748	$57,962

Income before provision for income taxes	$—	$29,843	$33,744	$(1,434)	$62,153

Total provision for income taxes	—	8,428	7,334	(502)	15,260

Net income	$—	$21,415	$26,410	$(932)	$46,893

CONDENSED COMBINING STATEMENT OF OPERATIONS

at March 31, 2003

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	Other Subsidiaries	Combining Adjustments	Assured Guaranty Ltd. (Combined)
Revenues
Net premiums written	$—	$52,345	$51,728	$—	$104,073
Net premiums earned	—	35,010	28,578	—	63,588
Net investment income	—	11,451	12,650	—	24,101
Net realized gains	—	1,363	540	—	1,903
Unrealized gains (losses) on derivative financial instruments	—	(4,440)	1,234	2,096	(1,110)
Other revenues	—	221	754	(419)	557

Total revenues	$—	$43,605	$43,756	$1,678	$89,039

Expenses
Loss and loss adjustment expenses	$—	$8,035	$15,153	$—	$23,188
Acquisition costs and other operating expenses	—	15,377	9,689	1,279	26,345
Other	—	(235)	337	1,434	1,536

Total expenses	$—	$23,177	$25,179	$2,713	$51,069

Income before provision for income taxes	$—	$20,428	$18,577	$(1,035)	$37,970

Total provision for income taxes	—	4,997	1,585	(363)	6,219

Net income	$—	$15,431	$16,992	$(672)	$31,751

CONDENSED COMBINING STATEMENT OF CASH FLOWS

at March 31, 2004

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	Other Subsidiaries	Combining Adjustments	Assured Guaranty Ltd. (Combined)

Net cash (used in) provided by operating activities	$—	$24,839	$(14,609)	$—	$10,230

Cash flows from investing activities
Fixed maturity securities:
Purchases	$—	$(46,882)	$(125,939)	$—	$(172,821)
Sales	—	20,816	158,822	—	179,638
Maturities	—	—	160	—	160
Other	—	6,214	(20,878)	—	(14,664)

Net cash (used in) provided by investing activities	—	(19,852)	12,165	—	(7,687)

Cash flows from financing activities
Dividends paid	—	—	—	—	—
Other	—	—	—	—	—

Net cash used in financing activities	—	—	—	—	—

Increase (decrease) in cash and cash equivalents	—	4,987	(2,444)	—	2,543

Cash and cash equivalents at beginning of year	—	22,075	10,290	—	32,365
Effect of exchange rate changes	—		1,346	—	1,346
Cash and cash equivalents at end of year	$—	$27,062	$9,192	$—	$36,254

CONDENSED COMBINING STATEMENT OF CASH FLOWS

at MARCH 31, 2003

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	Other Subsidiaries	Combining Adjustments	Assured Guaranty Ltd. (Combined)

Net cash flows from operating activities	$—	$21,908	$452	$—	$22,360
	—
Cash flows from investing activities	—
Fixed maturity securities:	—
Purchases	—	(82,138)	(135,295)	—	(217,433)
Sales	—	59,844	126,175	—	186,019
Maturities	—	—	3,180	—	3,180
Other	—	(21)	8,779	—	8,758
	—
Net cash (used in) provided by investing activities	—	(22,315)	2,839	—	(19,476)
	—
Cash flows from financing activities	—
Dividends paid	—	(2,000)	—	—	(2,000)
Other	—	—	—	—	—

Net cash used in financing activities	—	(2,000)	—	—	(2,000)

Increase (decrease) in cash and cash equivalants	—	(2,407)	3,291	—	884

Cash and cash equivalents at beginning of year	—	3,301	6,144	—	9,445
Effect of exchange rate changes	—	—	2,017	—	2,017
Cash and cash equivalents at end of year	$—	$894	$11,452	$—	$12,346

11.    Subsequent Events

On May 18, 2004, Assured Guaranty US Holdings Inc., a subsidiary of the Company, issued $200.0 million of 7.0% senior notes due in 2034. The proceeds of the offering were used to repay a $200.0 million promissory note, established as part of the IPO related formation transactions, issued to a subsidiary of ACE prior to the Company’s IPO in April 2004.  The coupon on the senior notes is 7.0%, however, the effective rate will be approximately 6.2%, taking into account the effect of a treasury hedge executed by the Company in March 2004.  These senior notes are fully and unconditionally guaranteed by Assured Guaranty.

On April 15 , 2004, the Company sold 100% of the common stock of its subsidiary, ACE Capital Title Reinsurance Company, to ACE Bermuda Insurance Ltd, a subsidiary of ACE for $39.3 million.

On April 28, 2004, as part of the IPO, AGRO commuted its remaining auto residual value reinsurance business and transferred assets with a market value of $108.3 million to a subsidiary of ACE.  This transaction will not have a material impact on our results of operations, liquidity or financial condition.

Item 2.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Forward-Looking Statements

Materials in this Form 10-Q may contain information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give Assured Guaranty’s expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts and relate to future operating or financial performance.

Any or all of Assured Guaranty’s forward-looking statements here or in other publications may turn out to be wrong and are based on current expectations and the current economic environment. Assured Guaranty’s actual results may vary materially, and there are no guarantees about the performance of our securities. Among factors that could cause actual results to differ materially are: (1) rating agency action such as a ratings downgrade; (2) difficulties with the execution of the Company’s new business strategy; (3) a significant reduction in the amount of reinsurance ceded by one or more of our principal ceding companies; (4) developments in the world’s financial and capital markets; (5) more severe losses or more frequent losses associated with products affecting the adequacy of the Company’s loss reserve; (6) changes in regulation or tax laws; (7) the Company’s dependence on customers; (8) decreased demand or increased competition; (9) loss of key personnel; (10) the effects of mergers, acquisitions and divestitures; (11) changes in accounting policies or practices and (12) changes in general economic conditions, as well as management’s response to these factors. Assured Guaranty is not obligated to publicly correct or update any forward-looking statement if we later become aware that it is not likely to be achieved, except as required by law. You are advised, however, to consult any further disclosures we make on related subjects in Assured Guaranty’s reports filed with the Securities and Exchange Commission.

Executive Summary

On April 28, 2004, subsidiaries of ACE Limited (“ACE”), completed an initial public offering (“IPO”) of 49,000,000 common shares of their wholly-owned subsidiary, Assured Guaranty Ltd. (“Assured Guaranty” or the “Company”, formerly AGC Holdings Ltd.).  The Company’s common shares are traded on the New York Stock Exchange under the symbol AGO. This offering raised approximately $840.1 million in net proceeds, all of which went to the selling shareholders.

We are a Bermuda-based company providing credit enhancement products to the municipal finance, structured finance and mortgage markets. We apply our credit expertise, risk management skills and capital markets experience to develop insurance, reinsurance and credit derivative products that meet the credit enhancement needs of our customers. We market our products directly to and through financial institutions, serving the U.S. and international markets.  Information about Assured Guaranty is available through our web site http://www.assuredguaranty.com.  In addition, our press releases and filings with the Securities and Exchange Commission are available free of charge on the investor information portion of our web site.  The information on our web site is not a part of this report.

Our financial results include three operating segments: financial guaranty direct, financial guaranty reinsurance and mortgage guaranty. For financial reporting purposes, we have a fourth segment, which we refer to as other. The other segment consists of a number of businesses that we have exited, including equity layer credit protection, trade credit reinsurance, title reinsurance, life, accident and health reinsurance (“LA&H”) and auto residual value reinsurance. Because we exited some of these businesses after March 31, 2004, our results of operations for the quarter ended March 31, 2004 will reflect the results of operations of these businesses through the date as of which we exited them.

We derive our revenues principally from premiums from our insurance, reinsurance and credit derivative businesses, net investment income, net realized gains and losses from our investment portfolio and unrealized gains and losses on derivative financial instruments. Our premiums are a function of the amount and type of contracts we write as well as prevailing market prices. We receive premiums on an upfront basis when the policy is issued or the contract is executed and/or on an installment basis over the life of the applicable transaction.

Our investment income is a function of our invested assets and the yield that we earn on those assets. The investment yield will be a function of market interest rates at the time of investment as well as the type, credit quality and maturity of our invested assets. In addition, we could realize capital gains or losses on securities in our investment portfolio as a result of changing market conditions, including changes in market interest rates, and changes in the credit quality of our invested assets.

Unrealized gains and losses on derivative financial instruments are a function of changes in the estimated fair value of our credit derivative contracts. We expect these unrealized gains and losses to fluctuate primarily based on changes in credit spreads and the credit quality of the referenced entities. We generally hold these derivative contracts to maturity. Where we hold a derivative contract to maturity, the cumulative unrealized gains and losses will net to zero if we incur no credit losses on that contract.

Our expenses primarily consist of losses and loss adjustment expenses (“LAE”), profit commission expense, acquisition costs, operating expenses, interest expense and income taxes. Losses and LAE will be a function of the amount and types of business we write. Losses and LAE are based upon estimates of the ultimate aggregate losses inherent in the portfolio. The risks that we will take have a low expected frequency of loss and generally will be investment grade at the time we accept the risk. Profit commission expense represents payments made to ceding companies generally based on the profitability of the business reinsured by us. Acquisition costs are related to the production of new business. Certain acquisition costs are deferred and recognized over the period in which the related premiums are earned. Operating expenses consist primarily of salaries and other employee-related costs. These costs do not vary with the amount of premiums written. Interest expense is a function of outstanding debt and the contractual interest rate related to that debt. Income taxes are a function of our profitability and the applicable tax rate in the various jurisdictions in which we do business.

In connection with the IPO, we have entered, or will enter, into several reinsurance agreements with subsidiaries of ACE that are considered retroactive reinsurance contracts. Under applicable accounting rules related to retroactive reinsurance, the Company would not be able to recognize a reinsurance recoverable on future adverse loss development, if applicable, until the Company paid the underlying loss and the Company is reimbursed by ACE. This difference in timing will cause our results of operations to otherwise be lower during the period in which, if at all, we recognize a loss for adverse development on one of these agreements, notwithstanding the reinsurance, and will be recaptured through income in the period in which we actually pay the underlying loss.

Combined Results of Operations

	Three Months Ended March 31,
	2004	2003
	($ in millions)
Revenues
Gross written premiums	$(1.5)	$112.7
Ceded premiums	5.3	8.7
Net written premiums	(6.9)	104.1
(Increase)/decrease in net unearned premium reserves	93.5	(40.5)
Net earned premiums	86.7	63.6
Net investment income	24.4	24.1
Net realized investment gains	1.2	1.9

Unrealized gains (losses) on derivative financial instruments	7.4	(1.1)
Other income	0.5	0.6
Total revenues	120.1	89.0

Expenses
Loss and loss adjustment expenses	$23.7	$23.2
Profit commissions expense	5.5	3.0
Acquisition costs	13.1	11.8
Other operating expenses	12.6	11.6
Goodwill impairment	1.6	—
Interest expense	1.4	1.4
Total expenses	58.0	51.1

Income before provision for income taxes	62.2	38.0
Provision/(benefit) for income taxes
Current	2.2	(2.0)
Deferred	13.1	8.2
Total provision for income taxes	15.3	6.2
Net income	$46.9	$31.8

Underwriting Gain (Loss) by Segment:
Financial guaranty direct	$22.6	$10.0
Financial guaranty reinsurance	5.2	6.5
Mortgage guaranty	2.0	2.4
Other	1.9	(5.0)
Total	$31.7	$13.9

Net Income

Net income was $46.9 million and $31.8 million for the periods ended March 31, 2004 and 2003, respectively.  The increase of $15.1 million in 2004 as compared with 2003 is primarily due to an increase in net earned premiums.

Gross Written Premiums

	Three Months Ended March 31,
Gross Written Premiums	2004	2003
	($ in millions)
Financial guaranty direct	$25.6	$14.0
Financial guaranty reinsurance	52.4	29.8
Mortgage guaranty	14.0	8.1
Other	(93.6)	60.9
Total	$(1.5)	$112.7

Gross written premiums for the period ended March 31, 2004 were $(1.5) million compared with $112.7 million for the period ended March 31, 2003.  Gross premiums written in our other segment, which represents our exited lines of business, were reduced by $97.8 million in the quarter due to the accounting for the unwinding of equity layer credit protection products.  Partially offsetting this premium reduction was the recognition of $10.4 million of gross premiums written in the financial guaranty direct segment due to the closing out of transaction types in which we no longer participate.  The financial guaranty reinsurance and mortgage guaranty segments also had strong production this quarter, increasing 76% and 73%, respectively, as compared with the same quarter last year.

Net Earned Premiums

	Three Months EndedMarch 31,
Net Earned Premiums	2004	2003
	($ in millions)
Financial guaranty direct	$40.7	$14.7
Financial guaranty reinsurance	20.4	16.9
Mortgage guaranty	8.4	9.6
Other	17.2	22.4
Total	$86.7	$63.6

Net earned premiums for the period ended March 31, 2004 increased $23.1 million, or 36%, compared with the same period of 2003.  Financial guaranty direct net earned premiums included $24.2 million associated with the closing out of transaction types that we do not expect to underwrite in the future.  Financial guaranty reinsurance net earned premiums were $20.4 million, up 21% from $16.9 million in the first quarter of 2003.  Included in this amount were $2.9 million of municipal bond refunding premiums, compared with $3.3 million in the first quarter of 2003.  Mortgage guaranty net earned premiums were $8.4 million, compared with $9.6 million in the first quarter of 2003, reflecting the run-off of our quota share mortgage guaranty reinsurance business.

Net Investment Income

Net investment income was $24.4 million and $24.1 million for the periods ended March 31, 2004 and 2003, respectively. Net investment income has remained relatively level across the periods as declining investment yields offset increasing investment balances. Average portfolio yields were 4.8% and 5.3% for the periods ended March 31, 2004 and 2003, respectively. The decrease in investment yields is due to declining market interest rates. Over this period the yield to maturity of the Lehman Aggregate Index, a commonly used benchmark for investment yields, declined to 3.9% as of March 31, 2004 from 4.2% as of December 31, 2003.

Net Realized Investment Gains

Net realized investment gains, principally from the sale of fixed maturity securities, were $1.2 million and $1.9 million for the periods ended March 31, 2004 and 2003. The Company had no write downs of investments for other than temporary impairment losses for the periods ended March 31, 2004 and 2003. Included in net realized gains for the period ended March 31, 2004 is a write down of $1.3 million related to the Company’s exited title reinsurance business.  The investment related to this write down is included in the “other” assets caption on our balance sheets.  There was no such write down for the period ended March 31, 2003.  Net realized investment gains, net of related income taxes, were $0.8 million and $1.2 million for the periods ended March 31, 2004 and 2003, respectively.

Unrealized Gains (Losses) on Derivative Financial Instruments

Derivative financial instruments are recorded at fair value as required by FAS 133. We record part of the change in fair value in the loss and LAE reserves as well as unearned premium reserve. The fair value adjustment for the period ended March 31, 2004 was a $7.4 million gain as compared to a $1.1 million loss for the same period in 2003. The change in fair value is related to many factors but primarily due to tightening credit spreads.

The gain or loss created by the estimated fair value adjustment will rise or fall based on estimated market pricing and may not be an indication of ultimate claims. Fair value is defined as the amount at which an asset or liability could be bought or sold in a current transaction between willing parties. We generally plan to hold derivative financial instruments to maturity. Where we hold derivative financial instruments to maturity, these fair value adjustments would generally be expected to reverse resulting in no gain or loss over the entire term of the contract.

Loss and Loss Adjustment Expenses

	Three Months Ended March 31,
Loss and Loss Adjustment Expenses	2004	2003
	($ in millions)
Financial guaranty direct	$13.4	$2.0
Financial guaranty reinsurance	3.9	1.8
Mortgage guaranty	(1.2)	1.2
Other	7.6	18.2
Total	$23.7	$23.2

Loss and loss adjustment expenses for the periods ended March 31, 2004 and 2003 were $23.7 million and $23.2 million, respectively.  The modest increase is attributable to a $11.4 million increase in the financial guaranty direct segment and a $2.1 million increase in the financial guaranty reinsurance segment, partially offset by a $2.4 million decrease in the mortgage guaranty segment and a $10.7 million decrease in the other segment.  Loss and loss adjustment expenses in the financial guaranty direct segment include $12.3 million related to the closing out of transaction types that we do not expect to underwrite in the future.  The decrease in loss and loss adjustment expenses in the other segment relates to the accounting for the unwinding of equity layer credit protection products, which resulted in favorable loss development of approximately $19.0 million.  See “—Segment Results of Operations” for further explanations of these changes.

Profit Commissions Expense

Profit commissions allow the reinsured to share favorable experience on a reinsurance contract due to lower than expected losses. Profit commissions primarily relate to our mortgage guaranty segment. Profit commissions for the periods ended March 31, 2004 and 2003 were $5.5 million and $3.0 million, respectively. In 2004 profit commissions expense related to the mortgage segment increased due to favorable loss experience.

Acquisition Costs

Acquisition costs primarily consist of ceding commissions, brokerage fees and operating expenses that are related to the acquisition of new business. Acquisition costs that vary with and are directly related to the acquisition of new business are deferred and are amortized in relation to earned premium. For the periods ended March 31, 2004 and 2003, acquisition costs were $13.1 million and $11.8 million, respectively. The increase of $1.3 million in 2004 is consistent with the increase in earned premium.

Operating Expenses

For the periods ended March 31, 2004 and 2003, operating expenses were $12.7 million and $11.7 million, respectively. The increase is principally due to severance expense and the establishment of a holding company during the period ended March 31, 2004 partially offset by staff reductions during 2003.

Other Expenses

For the periods ended March 31, 2004 and 2003, other expenses were $3.1 million and $1.4 million, respectively. The $1.7 million increase in 2004 is due to the write off of goodwill in our other segment.  This amount related to the trade credit business which we exited as part of the IPO.

Income Tax

For the periods ended March 31, 2004 and 2003, income tax expense was $15.3 million and $6.2 million, respectively, reflecting increased underwriting profitability and unrealized gains in our investment portfolio. Our effective tax rate was 24.6% and 16.4% for the periods ended March 31, 2004 and 2003, respectively. Our effective tax rates reflect the proportion of income recognized by each of our operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 35%, UK subsidiaries taxed at the UK marginal corporate tax rate of 30%, and with no taxes for our Bermuda holding company and subsidiaries. Accordingly, our overall corporate effective tax rate fluctuates based on the distribution of taxable income across these jurisdictions.

Segment Results of Operations

Our financial results include three operating segments: financial guaranty direct, financial guaranty reinsurance and mortgage guaranty. For financial reporting purposes, we have a fourth segment, which we refer to as other. As we implement our mortgage guaranty strategy, we will consider whether to continue to report the results of our mortgage guaranty business as a separate segment. Management uses underwriting gains and losses as the primary measure of each segment’s financial performance. Underwriting gain (loss) includes net premiums earned, loss and loss adjustment expenses, acquisition expenses, profit commission expense and other operating expenses that are related to the operations of our insurance businesses. This measure excludes certain revenue and expense items, such as investment income, realized gains and losses, unrealized gains and losses on derivative financial instruments and interest expense, that are not directly related to the underwriting performance of our insurance operations, but are included in net income.

Financial Guaranty Direct Segment

The financial guaranty direct segment consists of our primary financial guaranty insurance business and our credit derivative business. Our financial guaranty direct segment began as a means to diversify our financial guaranty business’s historical focus on reinsurance. We have been building our market presence in the financial guaranty direct market over the past seven years, beginning with our single-name credit default swap business in 1996. In 2000, we expanded our direct product offerings to include credit protection on collateralized debt obligations (“CDOs”) and asset-backed and mortgage-backed securities, and began to build a primary monoline infrastructure, beginning a licensing program in the United States.

Financial guaranty insurance provides an unconditional and irrevocable guaranty that protects the holder of a financial obligation against non-payment of principal and interest when due. Financial guaranty insurance may be issued to the holders of the insured obligations at the time of issuance of those obligations, or may be issued in the secondary market to holders of municipal bonds and structured securities. As an alternative to traditional financial guaranty insurance, credit protection on a particular security or issuer can also be provided through a credit derivative, such as a credit default swap. Under a credit default swap, the seller of protection makes a specified payment to the buyer of protection upon the occurrence of one or more specified credit events with respect to a reference obligation or a particular reference entity. Credit derivatives typically provide protection to a buyer rather than credit enhancement of an issue as in traditional financial guaranty insurance.

The table below summarizes the financial results of our financial guaranty direct segment for the periods presented:

	Three Months Ended March 31
(in millions of U.S. dollars)	2004	2003
Gross written premiums	$25.6	$14.0
Net written premiums	25.3	13.8
Net earned premiums	40.7	14.7
Loss and loss adjustment expenses	13.4	2.0
Profit commission expense	—	—
Acquisition costs	1.4	—
Operating expenses	3.3	2.7
Underwriting gain	$22.6	$10.0

Losses and loss adjustment expense ratio	33.0%	13.3%
Expense ratio	11.5%	18.6%
Combined ratio	44.5%	31.9%

For the period ended March 31, 2004 the financial guaranty direct segment contributed $25.6 million to gross written premiums, an increase of $11.6 million, compared with $14.0 million for the period ended March 31, 2003. The increase is mainly attributable to the close out of transaction types in which we no longer participate, which generated $10.4 million of gross written premiums in 2004.

Gross and net written premiums in this segment generally are received on an installment basis, reflecting our focus on the structured finance and credit derivatives markets. In 2004 and 2003 installment premiums represented 100% of gross written premiums in this segment.

For the periods ended March 31, 2004 and 2003, net written premiums were $25.3 million and $13.8 million, respectively. The growth in net written premiums is primarily due to growth in gross written premiums as we typically retain a substantial portion of this business.

Management uses the “present value of gross premiums written” (“PVP”) to evaluate new business production for our financial guaranty business, including both financial guaranty insurance and reinsurance and credit derivative contracts. This measure consists of upfront premiums plus the present value of installment premiums (discounted at 6%, the tax equivalent yield of our investment portfolio) for contracts entered into during the reporting period. Management uses this measure to provide a meaningful summary of new business production in our financial guaranty direct and financial guaranty reinsurance segments, as both upfront and installment premiums are included in our revenues. The present value of gross premiums written differs from gross written premiums as shown in our financial statements and should not be considered as a substitute for gross written premiums determined in accordance with GAAP.

Management also uses the “net present value of installment premiums in-force” in our financial guaranty direct and financial guaranty reinsurance segments as a measure of our future premiums on our in-force book of installment premium business. It is calculated net of reinsurance ceded using a discount rate of 6%. There is no GAAP measure that is comparable to the net present value of installment premiums in-force.

The following table reconciles gross written premiums as presented in our statement of operations to the present value of gross premiums written and presents the net present value of installment premiums in-force, as well as gross par written and net par outstanding:

	Three Months Ended March 31,
(in millions of U.S. dollars)	2004	2003
Gross written premiums	$25.6	$14.0
Less installment premiums included above	(25.6)	(14.0)
Upfront gross premiums	—	—
Present value of installment premiums related to contracts written in current period	7.9	20.7
Present value of gross premiums written	$7.9	$20.7

Gross par written:
Municipal finance	$—	$—
Structured finance	1,488	1,212
Total	$1,488	$1,212

As of period end:
Net present value of installment premiums in-force	$220.6	$194.6
Net present value of installment premiums in-force, net of related income taxes	156.2	140.0
Net par outstanding:
Municipal finance	$2,112	$2,120
Structured finance	21,737	17,709
Total	$23,848	$19,829

The present value of gross premiums written in a period is the result of the gross par written, the annual premium rate charged and the duration of the underlying security. The annual premium rate fluctuates based on credit spreads, asset category, credit rating and other security-specific characteristics, as well as market conditions, competition and other broader economic and market factors. For the period ended March 31, 2004 the present value of gross premiums written was $7.9 million, a decline of 62%, when compared with $20.7 million for the period ended March 31. 2003.  During the first quarter of 2004, the Company’s marketing efforts were relatively modest due to the Company’s focus on the IPO and implementation of the change in business strategy. Management expects PVP in this segment to increase over the remainder of the year with the fourth quarter historically being the strongest quarter for this business.

The change in net present value of installment premiums in-force is a measurement used by management to evaluate the future net earned premium on business that has already been underwritten. The net present value of installment premiums in-force was $220.6 million and $194.6 million as of March 31, 2004 and 2003, respectively. In 2004, the net present value of installment premiums in-force was up 13% compared with the prior year, reflecting the addition of $7.9 million in present value of installment premiums related to contracts written in the period, as well as business written during 2003, partially offset by reported net earned premiums of $40.7 million.

Net earned premiums for the period ended March 31, 2004 was $40.7 million compared with $14.7, an increase of $26.0 million, or 176.9%. The primary reason for the increase is associated with the close out of transaction types the Company does not expect to underwrite in the future, which added $24.2 million.  The remainder of the increase in net earned premiums across these periods reflects the amortization of upfront premiums and the increasing volume of installment premiums generated in the growing book of contracts, as evidenced by the increase in net par outstanding and net present value of installment premiums in-force. Net par outstanding grew to $23.8 billion at March 31, 2004 from $19.8 billion at March 31, 2003.

Loss and loss adjustment expenses (“LAE”) were $13.4 million and $2.0 million, respectively, for the periods ended March 31, 2004 and 2003. Our loss and LAE are affected by changes in the mix, size and credit trends in our book of business, and by changes in our reserves for loss and loss adjustment expenses for prior periods. Our loss and LAE ratio is principally affected by the mix of business in our net earned premiums, credit events in our net par outstanding, market credit spreads and premium rates, among other factors. The loss and LAE ratios for the periods ended March 31, 2004 and 2003 were 33.0% and 13.3%, respectively. The increase in the loss and LAE ratio in 2004 was due to the close out of transactions types which we no longer participate, which resulted in $12.3 million in losses or 30.2 points on the loss and LAE ratio in 2004.

For the period ended March 31, 2004 acquisition costs were $1.4 million.  The Company did not incur any acquisition costs for the period ended March 31, 2003 because all transactions closed during the period were in derivative form.  Costs associated with derivative transactions are included in operating expenses.

Operating expenses for the periods ended March 31, 2004 and 2003 were $3.3 million and $2.7 million, respectively. These increases were primarily due to the increase in compensation expense discussed earlier, as well as an increase in costs to establish the required platforms and infrastructure to enter the financial guaranty insurance business.

Financial Guaranty Reinsurance Segment

In our financial guaranty reinsurance business, we assume all or a portion of risk undertaken by other insurance companies that provide financial guaranty protection. A decline in reinsurance capacity due to two significant competitors exiting this market has created opportunities for growth in this business segment. The financial guaranty reinsurance business consists of structured finance and municipal finance reinsurance lines. Premiums on municipal finance are typically written upfront and earned over the life of the policy, and premiums on structured finance are typically written on an installment basis and earned ratably over the installment period.

The table below summarizes the financial results of our financial guaranty reinsurance segment for the periods presented:

	Three Months Ended March 31,
(in millions of U.S. dollars)	2004	2003

Gross written premiums	$52.4	$29.8
Net written premiums	52.4	29.1
Net earned premiums	20.4	16.9
Loss and loss adjustment expenses	3.9	1.8
Profit commission expense	0.1	0.1
Acquisition costs	7.1	5.4
Operating expenses	4.1	3.1
Underwriting gain	$5.2	$6.5

Loss and loss adjustment expense ratio	19.3%	10.9%
Expense ratio	55.6%	50.9%
Combined ratio	74.8%	61.7%

Gross Written Premiums	2004	2003
Municipal finance	$40.5	$18.1
Structured finance	11.9	11.7
Total	$52.4	$29.8

Gross written premiums for our financial guaranty reinsurance segment include upfront premiums on transactions underwritten during the period, plus installment premiums on business primarily underwritten in prior periods. Consequently, this amount is affected by changes in the business mix between municipal finance, which tends to be upfront premium, and structured finance, which tends to be installment premium. For the period ended March 31, 2004, 65% of gross written premiums in this segment were upfront premiums and 35% were installment premiums.

Gross written premiums for the period ended March 31, 2004 were $52.4 million an increase of $22.6 million compared with $29.8 million for the first quarter of 2003. The principal driver of gross written premium growth has been the strong growth in municipal finance premiums, which grew 123.8% in 2004 compared with  2003 and contributed 77% of the segment’s gross written premiums in 2004 compared with 61% in 2003. Structured finance gross written premiums also grew modestly in 2004 when compared with the same period in 2003.

Our municipal finance reinsurance growth has been driven by strong growth in insured U.S. municipal bond issuance over the period as well as changes in treaty terms that increased our reinsurance market share with some cedants in 2004 compared with the same period in 2003.

For the periods ended March 31, 2004 and 2003, gross written premiums in our structured finance line of business were $11.9 million and $11.7 million, respectively. The slight increase of $0.2 million in gross written premiums in 2004 from 2003 was due to changes in the business mix and volume of installment premiums received in these periods.

The following table reconciles gross premiums written as presented in our statement of operations to the present value of gross premiums written and presents the net present value of installment premiums in-force:

	Three Months Ended March 31,
(in millions of U.S. dollars)	2004	2003
Gross written premiums	$52.4	$29.8
Less installment premiums included above	(18.6)	(9.9)
Upfront gross written premiums	33.8	19.9
Present value of installment premiums related to contracts written in current period	40.8	18.7
Present value of gross premiums written	$74.6	$38.6

Gross par written:(1)
Municipal finance	$1,933	$1,279
Structured finance	1,153	1,264
Total	$3,086	$2,543

As of period end:
Net present value of installment premiums in-force(1)	$140.3	$101.1
Net present value of installment premiums in-force, net of taxes(1)	96.0	65.7
Net par outstanding:(1)
Municipal finance	$51,806	$47,238
Structured finance	13,935	13,089
Total	$65,740	$60,327

(1)                                  This data is reported on a one-quarter lag due to the timing of receipt of reports prepared by our ceding companies.

For the periods ended March 31, 2004 and 2003, the present value of gross premiums written was $74.6 million and $38.6 million, respectively. The increase in 2004 of $36.0 million, or 93%, is primarily due to an increase in volume in the U.S. municipal finance business combined with changes in treaty terms that increased our reinsurance market share with some cedants in 2004 compared with the same period in 2003.

The net present value of installment premiums in-force for the periods ended March 31, 2004 and 2003 was $140.3 million and $101.1 million, respectively. The increase in the net present value of installment premiums in-force was driven by increases in the present value of installment premiums related to contracts written in the current period, offset principally by installment premiums received on contracts written in previous periods.

(in millions of U.S. dollars)	Three Months Ended March 31,
Net Written Premiums	2004	2003

Municipal finance	$40.5	$17.4
Structured finance	11.9	11.7
Total	$52.4	$29.1

For the periods ended March 31, 2004 and 2003, net written premiums were $52.4 million and $29.1 million, respectively. The increase of $23.3 million is consistent with the increases in gross written premium described above. Of this increase, $23.1 million was attributable to our municipal finance line, which is consistent with the year over year increase in municipal gross written premiums, explained above. The increase of $0.2 million in 2004 in our structured finance line of business also follows the pace of gross written premiums described above.

(in millions of U.S. dollars)	Three Months Ended March 31,
Net Earned Premiums	2004	2003
Municipal finance	$12.6	$9.6
Structured finance	7.8	7.3
Total	$20.4	$16.9

Included in municipal reinsurance net premiums are refundings of:	$2.9	$3.3

Growth in our net earned premiums over the period has been driven by growth in both the municipal and structured finance lines of business, as evidenced by the growth in net par outstanding, unearned premium reserves and the net present value of installment premiums in-force. The municipal finance business’s contribution includes refunding premiums, which reflect the unscheduled pre-payment or refundings of underlying municipal bonds due to lower interest rates. These unscheduled refunding premiums are sensitive to market interest rates and we evaluate our net earned premiums both including and excluding these premiums.

For the periods ended March 31, 2004 and 2003, net earned premiums were $20.4 million and $16.9 million, respectively.  The municipal finance line accounted for $3.0 million of the $3.5 million increase in 2004, reflecting higher earned premium and gross par insured.

Losses and LAE were $3.9 million and $1.8 million, respectively, for the periods ended March 31, 2004 and 2003. Our loss and LAE ratios for the periods ended March 31, 2004 and 2003 were 19.3% and 10.9%, respectively. The increase in the loss ratio is primarily attributable to an increase in portfolio reserves, which is directly related to earned premium and the credit quality of our underlying insured obligations.

For the periods ended March 31, 2004 and 2003, acquisition costs were $7.1 million and $5.4 million, respectively. The increases in acquisition costs over the periods are directly related to the increases in earned premium.  Ceding commission expense was $6.2 million, or  30 points of the expense ratio for the period ended March 31, 2004, compared with $5.4 million or 32 points of the expense ratio during the same period in 2003.

Operating expenses for the periods ended March 31, 2004 and 2003, were $4.1 million and $3.1 million, respectively.  Operating expenses in 2004 increased compared with 2003 as a result of the entry of our Bermuda subsidiary, Assured Guaranty Re International Ltd. (“AGRI”), into the financial guaranty reinsurance market during the second half of 2003.

Mortgage Guaranty Segment

Mortgage guaranty insurance provides protection to mortgage lending institutions against the default of borrowers on mortgage loans that, at the time of the advance, had a loan-to-value (“LTV”) ratio in excess of a specified ratio. We primarily function as a reinsurer in this industry and assume all or a portion of the risks undertaken by primary mortgage insurers. We intend to use our mortgage guaranty platform to write investment grade rated mortgage guaranty business.

The table below summarized the financial results of our mortgage guaranty segment for the periods presented:

	Three Months Ended March 31,
(in millions of U.S. dollars)	2004	2003
Gross written premiums	$14.0	$8.1
Net written premiums	14.0	8.1
Net earned premiums	8.4	9.6
Loss and loss adjustment expenses	(1.2)	1.2
Profit commission expense	5.0	3.2
Acquisition costs	0.9	1.0
Operating expenses	1.7	1.8
Underwriting gain	$2.0	$2.4

Loss and loss adjustment expense ratio	(14.6)%	12.0%
Expense ratio	90.7%	62.3%
Combined ratio	76.1%	74.3%

Gross written premiums for the periods ended March 31, 2004 and 2003 were $14.0 million and $8.1 million, respectively. The increase in gross written premiums is related to the execution of a significant excess of loss reinsurance contract, which contributed $9.5 million, during the quarter.

Net written premiums for the periods ended March 31, 2004 and 2003 were $14.0 million and $8.1 million, respectively. The change is consistent with the trend in gross written premiums, as we do not cede a significant amount of our mortgage guaranty business.

For the periods ended March 31, 2004 and 2003, net earned premiums were $8.4 million and $9.6 million, respectively. The decrease in net earned premiums reflects the run-off of our quota share business.

Loss and LAE were $(1.2) million and $1.2 million, respectively, for the periods ended March 31, 2004 and 2003. The loss and loss adjustment expense ratios for the periods ended March 31, 2004 and 2003 were (14.6%) and 12.0%, respectively. The negative loss ratio for 2004 is primarily a result of favorable loss development related to older contracts, which are running off. This decrease was also attributable to higher than expected appreciation in real estate values, resulting in both lower frequency of claims and lower severity of losses.

Profit commission expense for the year ended March 31, 2004 and 2003 was $5.0 million and $3.2 million, respectively. The increase in profit commission expense is due to favorable loss development on experience rated quota share treaties in 2004.

Acquisition costs for the periods ended March 31, 2004 and 2003 were $0.9 million and $1.0 million, respectively. The decline in acquisition costs in 2004 as compared to 2003 is primarily due to the shift in business from quota share reinsurance to excess of loss reinsurance, as ceding commissions generally are not paid on excess of loss reinsurance.

Operating expenses for the periods ended March 31, 2004 and 2003 were $1.7 million and $1.8 million, respectively. The expense ratio, which includes profit commission expense, was 90.7% and 62.3% for the periods ended March 31, 2004 and 2003, respectively. The increase in the expense ratio is primarily due to the increase in profit commission expense, as discussed above.

Other Segment

Our other segment consists of certain non-core businesses that we have exited, or are in the process of exiting, including equity layer credit protection, trade credit reinsurance, title reinsurance, LA&H reinsurance and auto residual value reinsurance. Also included in the other segment is the impact of certain affiliate reinsurance transactions. These reinsurance contracts were purchased for the benefit of all of our operating segments. We do not allocate the costs nor the related benefits of these transactions to each of the segments but rather record the impact of these transactions in the other segment.

The following table provides details of net earned premiums and underwriting results by line of business:

	Three Months Ended March 31,
(in millions of U.S. dollars)	2004	2003
Net earned premiums:
Equity layer credit protection	$5.4	$12.6
Trade credit reinsurance	9.3	10.7
Title reinsurance	2.5	1.2
Auto residual value reinsurance	—	0.7
Affiliate reinsurance	—	(2.8)
Total	$17.2	$22.4

Underwriting gain (loss):
Equity layer credit protection	$2.4	$1.1
Trade credit reinsurance	1.3	(1.4)
Title reinsurance	0.7	1.0
Life accident and health	—	(0.5)
Auto residual value reinsurance	(2.5)	(2.5)
Affiliate reinsurance	—	(2.7)
Total	$1.9	$(5.0)

Liquidity and Capital Resources

Our liquidity, both on a short-term basis (for the next twelve months) and a long-term basis (beyond the next twelve months), is largely dependent upon: (1) the ability of our subsidiaries to pay dividends or make other payments to us; (2) external financings; and (3) investment income on our invested assets. Our liquidity requirements include the payment of our operating expenses, interest on our debt, and dividends on our common shares. We may also require liquidity to make periodic capital investments in our operating subsidiaries. In the ordinary course of our business, we evaluate our liquidity needs and capital resources in light of holding company expenses, debt-related expenses and our dividend policy, as well as rating agency considerations. Based on the amount of dividends we expect to receive from our subsidiaries and the income we expect to receive on our invested assets, management believes that we will have sufficient liquidity to satisfy our needs over the next twelve months, including the ability to pay dividends on our common shares in accordance with our dividend policy. Beyond the next twelve months, the ability of our subsidiaries to declare and pay dividends may be influenced by a variety of factors including market conditions, insurance regulations and general economic conditions. Consequently, although management believes that we will continue to have sufficient liquidity to meet our debt service and other obligations over the long term, no guaranty can be given that we will not be required to seek external debt or equity financing in order to meet our operating expenses, debt service obligations or pay dividends on our common shares.

We anticipate that a major source of our liquidity, for the next twelve months and for the longer term, will be amounts paid by our operating subsidiaries as dividends. Certain of our operating subsidiaries are subject to restrictions on their ability to pay dividends.  The amount available for Assured Guaranty Corp. (“AGC”), a Maryland domiciled insurance company and subsidiary of Assured Guaranty, to pay dividends in 2004 with notice to, but without the prior approval of, the Maryland Insurance Commissioner is approximately $25.6 million. Dividends paid by a U.S. company to a Bermuda holding company presently are subject to withholding tax at a rate of 30%. The amount available for Assured Guaranty Re International Ltd. (“ACRI”) to pay dividends in 2004 in compliance with Bermuda law is $569.1 million. The Company has committed to Standard &Poor’s Ratings Services (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”) that AGC will not pay more than $10.0 million per year in dividends.  No such committment was made for ACRI.

Liquidity at our operating subsidiaries is used to pay operating expenses, claims, payment obligations with respect to credit derivatives, reinsurance premiums and dividends to us, as well as, where appropriate, to make capital investments in their own subsidiaries. In addition, certain of our operating companies may be required to post collateral in connection with credit derivatives and reinsurance transactions. Management believes that these subsidiaries’ operating needs generally can be met from operating cash flow, including gross written premium and investment income on their respective investment portfolios. ACE, our former parent, currently maintains certain letters of credit on behalf of our subsidiaries in an aggregate amount of approximately $26.0 million. We are currently negotiating with a third party for replacement letters of credit.

Net cash provided by operating activities was $10.2 million and $22.2 million during the periods ended March 31, 2004 and 2003, respectively. These operating cash flows were primarily provided by premiums received and investment income.

During the period ended March 31, 2003, AGC paid a $2.0 million dividend to ACE, which accounted for all of it’s financing activities.  No such dividend was paid in 2004.

As of March 31, 2004 our future cash payments associated with contractual obligations pursuant to our long term debt and operating leases for office space and have not materially changed since December 31, 2003.  On May 18, 2004, Assured Guaranty US Holdings Inc., a subsidiary of the Company, issued $200.0 million of 7.0% senior notes due in 2034. The proceeds of the offering were used to repay a $200.0 million promissory note, established as part of the IPO related formation transactions, issued to a subsidiary of ACE prior to the Company’s IPO in April 2004.  The coupon on the senior notes is 7.0%, however, the effective rate will be approximately 6.2% due to a treasury hedge executed by the Company in March 2004.  These senior notes are fully and unconditionally guaranteed by Assured Guaranty.  We expect to have the capacity to repay and/or refinance these obligations as they come due.

Credit Facilities

The Company entered into a $250.0 million unsecured credit facility (“$250.0 million credit facility”) on April 29, 2004, with a syndicate of banks, for which ABN AMRO Incorporated and Bank of America an affiliate of Bank of America Securities LLC are acting as co-arrangers to which each of Assured Guaranty, AGC and Assured Guaranty (UK) Ltd., a subsidiary of Assured Guaranty organized under the laws of the United Kingdom, is to be a party, as borrower.

The $250.0 million credit facility is a 364-day facility available for general corporate purposes, and any amounts outstanding under the $250.0 million credit facility at its expiration will be due and payable one year following the facility’s expiry. Under the $250.0 million credit facility, AGC can borrow up to $250.0 million, Assured Guaranty Ltd. has a borrowing limit not to exceed $50.0 million, and Assured Guaranty (UK) Ltd. has a borrowing limit not to exceed $12.5 million. The facility’s financial covenants require that Assured Guaranty: (a) maintain a minimum net worth of 75% of its pro forma net worth (determined as of the first required reporting date under the facility), (b) maintain an interest coverage ratio of at least 2.5:1, and (c) maintain a maximum debt-to-capital ratio of 30%. The Parent is in compliance with all of these financial covenants. In addition, the facility requires that Assured Guaranty Corp.: (a) maintain qualified statutory capital of at least 80% of its statutory capital as of the fiscal quarter prior to the closing date of the facility, (b) maintain a ratio of aggregate net par outstanding to qualified statutory capital of not more than 150:1, and (c) maintain a maximum debt-to-capital ratio of 35%. Assured Guaranty Corp. is in compliance with all of these financial covenants. While the obligations of the borrowers under the facility are several, a default by one borrower will give rise to a right of the lenders to terminate the facility and accelerate all amounts then outstanding.

The credit agreement replaced a credit facility with seven banks including Bank of America and Citibank N.A. for $140.0 million, and provided a one-year term loan provision. The facility was available for general corporate purposes, including the payment of claims, and was guaranteed by ACE. As of March 31, 2004 and December 31, 2003, no amounts were outstanding under this facility. This facility’s financial covenants required that Assured Guaranty Corp.: (1) maintain as of the end of each quarter, a consolidated debt to total capital ratio of not more than 35%, (2) not permit statutory capital to be less than 80% of statutory capital as of the fiscal quarter of Assured Guaranty Corp. prior to the closing date of the facility, (3) not permit its ratio of net par to statutory capital to exceed 150:1, and (4) not permit the aggregate value of all property of Assured Guaranty Corp. subject to a lien given to secure payment of credit derivative guaranties to exceed 11% of the sum of the total capitalization plus the aggregate value of all collateral provided for the benefit of the lending banks. Assured Guaranty Corp. was in compliance with all of these financial covenants during the life of the facility. In addition, during any period in which Assured Guaranty Corp. had outstanding borrowings under the credit facility, Assured Guaranty Corp.’s ability to declare dividends was limited to (a) dividends payable to its material subsidiaries or (b) dividends payable not in excess of $15.0 million in any fiscal year. Assured Guaranty Corp. had no borrowings under the life of this facility.

Assured Guaranty Corp. is also party to a non-recourse credit facility with a syndicate of banks including Deutsche Bank AG (an affiliate of Deutsche Bank Securities Inc.) which provides up to $175.0 million specifically designed to provide rating agency-qualified capital to further support Assured Guaranty Corp.’s claims paying resources. The facility expires in November of 2010 and is subject to annual extension for an additional term of one year in order to maintain its term at seven periods.

Assured Guaranty Corp. participated in a liquidity facility established for the benefit of ACE and certain of its subsidiaries. The overall facility is a 364-day credit agreement in the amount of $500.0 million with a syndicate of banks. Assured Guaranty Corp. had a $50.0 million participation in the facility. Assured Guaranty Corp. did not utilize the facility.  As of April 29, 2004, this facility was replaced with the $250.0 million credit facility.

ACE Bermuda made available to AGRI a $50.0 million credit line and ACE INA Holdings made available to Assured Guaranty Corp. a $75.0 million credit line. Neither AGRI nor Assured Guaranty Corp. utilized these lines.  As of April 29, 2004, theses lines were replaced with the $250.0 million credit facility.

Investment Portfolio

Our investment portfolio consisted of $2,065.9 million of fixed maturity securities, $154.4 million of short-term investments and had an average duration of 5.3 years as of March 31, 2004. Our fixed maturity securities are designated as available for sale in accordance with FAS 115 “Accounting for Certain Investments in Debt and Equity Securities.” Fixed maturity securities are reported at fair value in accordance with FAS 115, and the change in fair value is reported as part of accumulated other comprehensive income.

Fair value of the fixed maturity securities is based upon quoted market prices provided by either independent pricing services or, when such prices are not available, by reference to broker or underwriter bid indications. Our investment portfolio does not include any non-publicly traded securities.

We review our investment portfolio for possible other than temporary impairment losses. For additional information, see “—Critical Accounting Policies.”

The following table summarizes the ratings distributions of our investment portfolio as of March 31, 2004 and December 31, 2003. Ratings are represented by the lower of the Moody’s and S&P classifications.

	As of
	March 31, 2004	December 31, 2003

AAA or equivalent	72.7%	74.6%
AA	14.7	13.9
A	11.8	10.7
BBB	0.8	0.8
Total	100%	100.0%

As of March 31, 2004 and December 31, 2003, our investment portfolio did not contain any securities that were not rated or rated below investment grade.

Short-term investments include securities with maturity dates equal to or less than one year from the original issue date. Our short-term investments are composed of money market funds, discounted notes and certain time deposits for foreign cash portfolios. Short-term investments are reported at cost, which approximates the fair value of these securities due to the short maturity of these investments.

Under agreements with our cedents and in accordance with statutory requirements, we maintain fixed maturity securities in trust accounts for the benefit of reinsured companies and for the protection of policyholders, generally in states where we or our subsidiaries, as applicable, are not licensed or accredited. The carrying value of such restricted balances as of March 31, 2004 and December 31, 2003 was $363.9 million and $370.0 million, respectively.

Under certain derivative contracts, we are required to post eligible securities as collateral, generally cash or U.S. government or agency securities. The need to post collateral under these transactions is generally based on marked to market valuations in excess of contractual thresholds. The fair market values of our pledged securities totaled $4.9 million as of March 31, 2004 and $154.8 million as of December 31, 2003.

Critical Accounting Policies

Our combined financial statements include amounts that, either by their nature or due to requirements of GAAP, are determined using estimates and assumptions. The actual amounts realized could ultimately be materially different from the amounts currently provided for in our combined financial statements. We believe the items requiring the most inherently subjective and complex estimates to be reserves for losses and LAE, valuation of derivative financial instruments, valuation of investments, other than temporary impairments of investments, premium revenue recognition, deferred acquisition costs and deferred income taxes. An understanding of our accounting policies for these items is of critical importance to understanding our combined financial statements. The following discussion provides more information regarding the estimates and assumptions used for these items and should be read in conjunction with the notes to our combined financial statements.

Reserve for Losses and Loss Adjustment Expenses

Reserve for losses and LAE includes case reserves, incurred but not reported reserves (“IBNR”) and portfolio reserves.

Case reserves are established when specific insured obligations are in or near default. Case reserves represent the present value of expected future loss payments and LAE, net of estimated recoveries but before considering ceded reinsurance from insured obligations that are in or near default. Financial guaranty insurance and reinsurance case reserves are discounted at 6.0%, which is the approximate taxable equivalent yield on the investment portfolio in all periods presented.

IBNR is an estimate of the amount of losses where the insured event has occurred but the claim has not yet been reported to us. In establishing IBNR, we use traditional actuarial methods to estimate the reporting lag of such claims based on historical experience, claim reviews and information reported by ceding companies. We record IBNR for mortgage guaranty reinsurance within our mortgage guaranty segment and for title reinsurance, auto residual value reinsurance and trade credit reinsurance within our other segment.

We also record portfolio reserves for our financial guaranty insurance and reinsurance, credit derivatives and mortgage guaranty reinsurance. Portfolio reserves are established with respect to the portion of our business for which case reserves have not been established. Portfolio reserves are established in an amount equal to the portion of actuarially estimated ultimate losses related to premiums earned to date as a percentage of total expected premiums for that in-force business. Actuarially estimated ultimate losses of financial guaranty exposures are developed considering the net par outstanding of each insured obligation, taking account of the probability of future default, the expected timing of the default and the expected recovery following default. These factors vary by type of issue (for example municipal, structured finance or corporate), current credit rating and remaining term of the underlying obligation and are principally based on historical data obtained from rating agencies. Actuarially estimated ultimate losses on mortgage guaranty reinsurance are principally determined based on the historical industry loss experience, net of expected recoveries. During an accounting period, portfolio reserves principally increase or decrease based on changes in the aggregate net amount at risk and the probability of default resulting from changes in credit quality of insured obligations, if any.

We update our estimates of loss and LAE reserves quarterly. Loss assumptions used in computing loss and LAE reserves are updated periodically for emerging experience, and any resulting changes in reserves are recorded as a charge or credit to earnings in the period such estimates are changed. Due to the inherent uncertainties of estimating loss and LAE reserves, actual experience may differ from the estimates reflected in our combined financial statements, and the differences may be material.

The following tables summarize our reserve for losses and LAE by segment, by type of reserve and by segment and type of reserve as of the dates presented. For an explanation of changes in these reserves see “—Combined Results of Operations.”

	March 31,	December 31,
(in millions of U.S. dollars)	2004	2003
By segment:
Financial guaranty direct	$19.8	$29.9
Financial guaranty reinsurance	75.1	72.8
Mortgage guaranty	22.7	24.1
Other	313.7	395.8
Total	$431.3	$522.6

(in millions of U.S. dollars)	March 31, 2004	December 31, 2003
By type of reserve:
Case basis	$69.8	$128.9
IBNR	294.1	319.0
Portfolio	67.4	74.7
Total	$431.3	$522.6

	As of March 31, 2004
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)

By segment and type of reserve:
Case basis	$3.6	$34.5	$1.6	$30.1	$69.8
IBNR	—	—	10.5	283.6	294.1
Portfolio	16.2	40.6	10.6	—	67.4
Total	$19.8	$75.1	$22.7	$313.7	$431.3

The following table sets forth the financial guaranty in-force portfolio by underlying internal rating:

	As of March 31, 2004
Ratings	Net Par Outstanding	% of Net Par Outstanding
	(in billions of U.S. dollars)

AAA	$26.9	30.0%
AA	18.4	20.5
A	30.1	33.6
BBB	12.6	14.1
Below investment grade	1.5	1.8
Total exposures	$89.6	100.0%

Our risk management department is responsible for monitoring our portfolio of credits and maintains a list of closely monitored credits. The closely monitored credits are divided into four categories: Category 1 (low priority; fundamentally sound, greater than normal risk); Category 2 (medium priority; weakening credit profile, may result in loss); Category 3 (high priority; losses likely, case reserve established); Category 4 (claim paid or incurred). Credits that are not included in the closely monitored credit list are categorized as fundamentally sound, normal risk.  The following table provides financial guaranty net par outstanding by credit monitoring category as of March 31, 2004:

	As of March 31, 2004
Description:	Net Par Outstanding	% of Net Par Outstanding
	(in millions of U.S. dollars)

Fundamentally sound, normal risk	$87,898.9	98.1%
Closely monitored:
Category 1	1,286.4	1.4
Category 2	225.9	0.3
Category 3	136.6	0.2
Category 4	41.2	0.0
Sub total	1690.1	1.9
Total	$89,589.0	100.0%

Valuation of Derivative Financial Instruments

On January 1, 2001, we adopted FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), which established accounting and reporting standards for derivative instruments. FAS 133 requires recognition of all derivatives on the balance sheet at fair value.

We issue credit derivative financial instruments, including a few index-based derivative financial instruments, that we view as an extension of our financial guaranty business but which do not qualify for the financial guaranty insurance scope exception under FAS 133 and therefore are reported at fair value, with changes in fair value included in our earnings.

Since we view these derivative contracts as an extension of our financial guaranty business, we believe that the most meaningful presentation of these derivatives is to reflect revenue as earned premium, to record estimates of losses and LAE on specific credit events as incurred and to record changes in fair value as incurred. When we determine that a loss on a derivative contract is probable, we establish reserves for the loss. Other changes in fair value are included in unrealized gains and losses on derivative financial instruments. We generally hold derivative contracts to maturity. However, in certain circumstances such as for risk management purposes or as a result of a decision to exit a line of business, we may decide to terminate a derivative contract prior to maturity. Where we hold a derivative to maturity, the cumulative unrealized gains and losses will net to zero if we incur no credit losses on that contract. However, in the event that we terminate a derivative contact prior to maturity the unrealized gain or loss will be realized through premiums earned and loss incurred.

The fair value of these instruments depends on a number of factors including credit spreads, changes in interest rates, recovery rates and the credit ratings of referenced entities. Where available, we use quoted market prices to determine the fair value of these credit derivatives. If the quoted prices are not available, particularly for senior layer CDOs and equity layer credit protection, the fair value is estimated using valuation models for each type of credit protection. These models may be developed by third parties, such as rating agencies, or developed internally based on market conventions for similar transactions, depending on the circumstances. These models and the related assumptions are continuously reevaluated by management and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely market information. The majority of our single name credit derivatives are valued using third-party market quotes. Our exposures to CDOs are typically valued using a combination of rating agency models and internally developed models.

Valuation models include the use of management estimates and current market information. Management is also required to make assumptions on how the fair value of derivative instruments are affected by current market conditions. Management considers factors such as current prices charged for similar agreements, performance of underlying assets, and our ability to obtain reinsurance for our insured obligations. Due to the inherent uncertainties of the assumptions used in the valuation models to determine the fair value of these derivative products, actual experience may differ from the estimates reflected in our combined financial statements, and the differences may be material.

The fair value adjustment for the year ended March 31, 2004 was a $7.4 million gain as compared to a $1.1 million loss for the year ended March 31, 2003. The change in fair value is related to many factors but primarily due to tightening credit spreads.

Valuation of Investments

As of March 31, 2004 and December 31, 2003, we had total investments of $2.2 billion. The fair values of all of our investments are calculated from independent market quotations.

As of March 31, 2004, approximately 93% of our investments were long-term fixed maturity securities, and our portfolio had an average duration of 5.3 years. Changes in interest rates affect the value of our fixed maturity portfolio. As interest rates fall, the fair value of fixed maturity securities increases and as interest rates rise, the fair value of fixed maturity securities decreases.

 Other than Temporary Impairments

We have a formal review process for all securities in our investment portfolio, including a review for impairment losses. Factors considered when assessing impairment include:

•                  a decline in the market value of a security by 20% or more below amortized cost for a continuous period of at least six months;

•                  a decline in the market value of a security for a continuous period of 12 months;

•                  recent credit downgrades of the applicable security or the issuer by rating agencies;

•                  the financial condition of the applicable issuer;

•                  whether scheduled interest payments are past due; and

•                  whether we have the ability and intent to hold the security for a sufficient period of time to allow for anticipated recoveries in fair value.

If we believe a decline in the value of a particular investment is temporary, we record the decline as an unrealized loss on our balance sheet in “accumulated other comprehensive income” in shareholder’s equity. If we believe the decline is “other than temporary,” we write down the carrying value of the investment and record a realized loss in our statement of operations. Our assessment of a decline in value includes management’s current assessment of the factors noted above. If that assessment changes in the future, we may ultimately record a loss after having originally concluded that the decline in value was temporary.

The Company had no write downs of investments for other than temporary impairment losses for the periods ended March 31, 2004 and 2003.

The following table summarizes the unrealized losses in our investment portfolio by type of security and the length of time such securities have been in a continuous unrealized loss position as of the dates indicated:

	As of March 31, 2004		As of December 31, 2003
Length of Time in Continuous Unrealized Loss	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(in millions of U.S. dollars)
Municipal securities
0-6 months	$17.8	$(0.1)	$56.2	$(1.0)
7-12 months	19.7	(0.4)	8.3	(0.2)
Greater than 12 months	0.7	—	—	—
	38.2	(0.5)	64.5	(1.2)
Corporate securities
0-6 months	22.6	(0.1)	35.1	(0.5)
7-12 months	10.9	(0.4)	9.5	(0.7)
Greater than 12 months	—	—	—	—
	33.5	(0.5)	44.6	(1.2)
U.S. Government obligations
0-6 months	3.0	(0.1)	16.2	(0.2)
7-12 months	3.5	—	—	—
Greater than 12 months	—	—	—	—
	6.5	(0.1)	16.2	(0.2)
Mortgage and asset-backed securities
0-6 months	24.3	(0.7)	125.2	(1.6)
7-12 months	42.7	(0.5)	29.8	(0.5)
Greater than 12 months	2.3	—	—	—
	69.3	(1.2)	155.0	(2.1)
Total	$147.5	$(2.3)	$280.3	$(4.7)

The following table summarizes the unrealized losses in our investment portfolio by type of security and remaining time to maturity as of the dates indicated:

	As of March 31, 2004
Remaining Time to Maturity	Estimated Fair Value	Gross Unrealized Losses
(in millions of U.S. dollars)

Municipal securities
Due in one year or less	$—	$—
Due after one year through five periods	—	—
Due after five periods through ten periods	11.3	(0.2)
Due after ten periods	26.9	(0.3)
	38.2	(0.5)
Corporate securities
Due in one year or less	—	—
Due after one year through five periods	7.5	—
Due after five periods through ten periods	15.5	(0.1)
Due after ten periods	10.5	(0.4)
	33.5	(0.5)
U.S. Government obligations
Due in one year or less	—	—
Due after one year through five periods	—	—
Due after five periods through ten periods	3.0	—
Due after ten periods	3.5	(0.1)
	6.5	(0.1)
Mortgage and asset-backed securities	69.3	(1.2)
Total	$147.5	$(2.3)

The following table summarizes, for all securities sold at a loss through March 31, 2004 and 2003, the fair value and realized loss by length of time such securities were in a continuous unrealized loss position prior to the date of sale:

	Period Ended
	March 31, 2004		December 31, 2003
Length of Time in Continuous Unrealized Loss Prior to Sale	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(in millions of U.S. dollars)
Corporate securities
0-6 months	$1.9	(0.1)	$12.4	$(0.4)
7-12 months	0.9	—	—	—
Greater than 12 months	—	—	—	—
	2.8	(0.1)	12.4	(0.4)
U.S. Government securities
0-6 months	7.3	(0.1)	9.4	(0.4)
7-12 months	—	—	—	—
Greater than 12 months	—	—	—	—
	7.3	(0.1)	9.4	(0.4)
Mortgage and asset-backed securities
0-6 months	—	—	5.7	(0.1)
7-12 months	—	—	—	—
Greater than 12 months	—	—	—	—
	—	—	5.7	(0.1)
Total	$10.1	$(0.2)	$27.5	$(0.9)

Premium Revenue Recognition

Premiums are received either upfront or in installments. Upfront premiums are earned in proportion to the expiration of the related risk. Each installment premium is earned ratably over its installment period, generally one year or less.  For the financial guaranty direct and financial guaranty reinsurance segments, earned premiums related to upfront premiums are greater in the earlier periods of an upfront transaction when there is a higher amount of risk outstanding. The premiums are allocated in accordance with the principal amortization schedule of the related bond issue and are earned ratably over the amortization period. When an insured issue is retired early, is called by the issuer, or is in substance paid in advance through a refunding accomplished by placing U.S. Government securities in escrow, the remaining unearned premium reserve is earned at that time. Unearned premium reserve represents the portion of premiums written that is applicable to the unexpired amount at risk of insured bonds.

In our reinsurance businesses, we estimate the ultimate written and earned premiums to be received from a ceding company at the end of each quarter and the end of each year because some of our ceding companies report premium data anywhere from 30 to 90 days after the end of the relevant period. Written premiums reported in our statement of operations are based upon reports received by ceding companies supplemented by our own estimates of premium for which ceding company reports have not yet been received. As of March 31, 2004, the assumed premium estimate and related ceding commissions included in our combined financial statements are $17.8 million and $5.0 million, respectively. Key assumptions used to arrive at management’s best estimate of assumed premium are premium amounts reported historically and informal communications with ceding companies. Differences between such estimates and actual amounts are recorded in the period in which the actual amounts are determined. Historically, the differences have not been material. We do not record a provision for doubtful accounts related to our assumed premium estimate. Historically there have not been any material issues related to the collectibility of assumed premium.  As such we have not recorded a provision for doubtful accounts related to our premium receivable.

Deferred Acquisition Costs

Acquisition costs incurred that vary with and are directly related to the production of new business are deferred. These costs include direct and indirect expenses such as ceding commissions, brokerage expenses and the cost of underwriting and marketing personnel. As of March 31, 2004 and December 31,  2003, we had deferred acquisition costs of $186.3 million and $178.7 million, respectively. Ceding commissions paid to primary insurers are the largest component of deferred acquisition costs, constituting 78.0% and 80.2% of total deferred acquisition costs as of March 31, 2004 and December 31,  2003, respectively. Management uses its judgment in determining what types of costs should be deferred, as well as what percentage of these costs should be deferred. We periodically conduct a study to determine which operating costs vary with, and are directly related to, the acquisition of new business and qualify for deferral. Acquisition costs other than those associated with our credit derivative products are deferred and amortized in relation to earned premiums. Ceding commissions received on premiums we cede to other reinsurers reduce acquisition costs. Anticipated losses, LAE and the remaining costs of servicing the insured or reinsured business are considered in determining the recoverability of acquisition costs. Acquisition costs associated with credit derivative products are expensed as incurred.

Deferred Income Taxes

As of March 31, 2004 and December 31, 2003, we had a net deferred income tax liability of $73.9 million and $55.6  million, respectively. Certain of our subsidiaries are subject to U.S. income tax. Deferred income tax assets and liabilities are established for the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Such temporary differences relate principally to deferred acquisition costs, reserve for losses and LAE, unearned premium reserves, net operating loss carryforwards (“NOLs”), unrealized gains and losses on investments and derivative financial instruments and statutory contingency reserves. A valuation allowance is recorded to reduce a deferred tax asset to the amount that is more likely than not to be realized.

As of March 31, 2004, Assured Guaranty Re Overseas Ltd. (“AGRO”) had a stand-alone NOL of $83.0 million, which is available to offset its future U.S. taxable income. Substantially all of this NOL will be available until 2017, and the remainder will be available until 2023. AGRO’s stand-alone NOL is not permitted to offset income of any other members of AGRO’s consolidated group due to certain tax regulations. Under applicable accounting rules, we are required to establish a valuation allowance for NOLs that we believe are more likely than not to expire before utilized. Management believes it is more likely than not that $20.0 million of AGRO’s $83.0 million NOL will not be utilized before it expires and has established a $7.0 million valuation allowance related to the NOL deferred tax asset. The valuation allowance is subject to considerable judgment and will be adjusted to the extent actual taxable income differs from estimates of future taxable income that may be used to realize NOLs.

Item 3.                                           Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk represents the potential for losses that may result from changes in the value of a financial instrument as a result of changes in market conditions. The primary market risks that impact the value of our financial instruments are interest rate risk, basis risk, such as taxable interest rates relative to tax-exempt interest rates, and credit spread risk.

Senior managers in our risk management department are responsible for monitoring risk limits and applying risk measurement methodologies. The estimation of potential losses arising from adverse changes in market conditions is a key element in managing market risk. We use various systems, models and stress test scenarios to monitor and manage market risk. These models include estimates made by management that use current and historic market information. The valuation results from these models could differ materially from amounts that actually are realized in the market. See “—Critical Accounting Policies—Valuation of Investments.”

Financial instruments that may be adversely affected by changes in interest rates consist primarily of investment securities. The primary objective in managing our investment portfolio is generation of an optimal level of after-tax investment income while preserving capital and maintaining adequate liquidity. Investment strategies are based on many factors, including our tax position, fluctuation in interest rates, regulatory and rating agency criteria and other market factors. Two external investment managers, Hyperion Capital Management and Lazard Freres, manage our fixed maturity investment portfolio in accordance with investment guidelines approved by our Board of Directors.

Item 4.                                           Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Assured Guaranty Ltd.’s management, with the participation of Assured Guaranty Ltd.’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Assured Guaranty Ltd.’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, Assured Guaranty Ltd.’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Assured Guaranty Ltd.’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by Assured Guaranty Ltd. (including its combined subsidiaries) in the reports that it files or submits under the Exchange Act.

PART II – OTHER INFORMATION

Item 1 -For a description of the Company’s legal proceedings see Note 5. Commitments and Contingencies to the Combined Financial Statements.

Items 2, 3, 4 and 5 are omitted either because they are inapplicable or because the answer to such question is negative.

Item 6 - Exhibits and Reports on Form 8-K

(a) The following are annexed as exhibits:

Exhibit Number	Description

4.1	Indenture, dated as of May 1, 2004, among the Company, Assured Guaranty US Holdings Inc. and The Bank of New York, as trustee

4.2	Specimen 7.00% Senior Note due 2034

10.1

Retrocessional Memorandum dated January 22, 2004 between ACE Bermuda Insurance Ltd. and Assured Guaranty Re International Ltd. (incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement on Form S-1 (No.333-111491))

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350.

(b) Reports on Form 8-K:

On May 11, 2004, Assured Guaranty Ltd. filed a Current Report on Form 8-K reporting under Item 12 of the report its first quarter 2004 results and the availability of its first quarter financial supplement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the under signed thereunto duly authorized.

ASSURED GUARANTY LTD.(Registrant)

Dated: May 28, 2004	By:	/s/ ROBERT B. MILLS

Robert B. Mills
Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

4.1	Indenture, dated as of May 1, 2004, among the Company, Assured Guaranty US Holdings Inc. and The Bank of New York, as trustee

4.2	Specimen 7.00% Senior Note due 2034

10.1

Retrocessional Memorandum dated January 22, 2004 between ACE Bermuda Insurance Ltd. and Assured Guaranty Re International Ltd. (incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement on Form S-1 (No.333-111491))

31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.