Form 10-Q
period 2004-06-30
ASSURED GUARANTY LTD
filed 2004-08-10
CIK 1273813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

YES    ☒       NO   ☐

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES    ☐       NO   ☒

The number of registrant’s Common Shares ($0.01 value) outstanding as of July 31 was 75,925,900 .

ASSURED GUARANTY LTD.

Assured Guaranty Ltd.
Consolidated Balance Sheets
(in thousands of U.S. dollars)

	June 30, 2004	December 31, 2003
	(unaudited)

Assets
Fixed maturity securities, at fair value (amortized cost: $1,798,409 in 2004 and $1,937,743 in 2003)	$1,853,270	$2,052,217
Short-term investments, at cost which approximates fair value	178,915	137,517
Total investments	2,032,185	2,189,734
Cash and cash equivalents	28,584	32,365
Accrued investment income	21,364	23,758
Deferred acquisition costs	186,812	178,673
Prepaid reinsurance premiums	25,140	10,974
Reinsurance recoverable on ceded losses	183,351	122,124
Due from affiliate	—	115,000
Unrealized gains on derivative financial instruments	13,445	—
Premiums receivable	33,155	63,997
Value of reinsurance business assumed	—	14,226
Goodwill	85,417	87,062
Other assets	28,446	19,954
Total assets	$2,637,899	$2,857,867

Liabilities and shareholders’ equity
Liabilities
Unearned premium reserves	$525,351	$625,429
Reserve for losses and loss adjustment expenses	297,197	522,593
Profit commissions payable	56,009	71,237
Reinsurance balances payable	50,071	4,908
Deferred income taxes	5,213	55,637
Unrealized losses on derivative financial instruments	—	8,558
Funds held by Company under reinsurance contracts	52,040	9,635
Long term debt	197,311	75,000
Other liabilities	32,836	47,246
Total liabilities	1,216,028	1,420,243
Commitments and contingencies
Shareholders’ equity
Common stock ($0.01 par value, 500,000,000 shares authorized; 75,925,900 shares issued and outstanding in 2004)	$759	$16,403
Treasury stock (436,000 shares outstanding)	(7,850)	—
Additional paid-in capital	899,062	955,490
Unearned stock grant compensation	(8,112)	(5,479)
Retained earnings	480,034	390,025
Accumulated other comprehensive income	57,978	81,185
Total shareholders’ equity	1,421,871	1,437,624
Total liabilities and shareholders’ equity	$2,637,899	$2,857,867

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Consolidated Statements of Operations and Comprehensive Income
(in thousands of U.S. dollars except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenues
Gross written premiums	$64,355	$81,550	$62,812	$194,285
Ceded premiums	94,298	(37,494)	99,626	(28,832)
Net written premiums	(29,943)	119,044	(36,814)	223,117
(Increase)decrease in net unearned premium reserves	20,613	(36,897)	114,150	(77,382)
Net earned premiums	(9,330)	82,147	77,336	145,735
Net investment income	23,456	24,003	47,841	48,104
Net realized investment gains	8,687	1,988	9,869	3,891
Unrealized gains on derivative financial instruments	14,653	13,083	22,003	11,973
Other income	14	265	546	821
Total revenues	37,480	121,486	157,595	210,524

Expenses
Loss and loss adjustment expenses	(60,008)	35,796	(36,340)	58,984
Profit commissions expense	4,847	2,681	10,334	5,650
Acquisition costs	8,437	19,378	21,544	31,221
Other operating expenses	26,608	7,535	39,229	19,169
Goodwill impairment	—	—	1,645	—
Interest expense	2,546	1,434	3,980	2,868
Total expenses	(17,570)	66,824	40,392	117,892

Income before provision for income taxes	55,050	54,662	117,203	92,632
Provision for income taxes
Current	5,248	9,434	7,427	7,409
Deferred	6,686	2,525	19,767	10,769
Total provision for income taxes	11,934	11,959	27,194	18,178
Net income	43,116	42,703	90,009	74,454
Other comprehensive income, net of taxes
Unrealized holding (losses) gains on fixed maturity securities arising during the year	(64,814)	18,919	(49,969)	24,538
Reclassification adjustment for realized (gains)losses included in net income	4,137	1,313	7,512	(2,762)
Change in net unrealized gains on fixed maturity securities	(60,677)	20,232	(42,457)	21,776
Comprehensive (loss)income	$(17,561)	$62,935	$47,552	$96,230

Earnings per share:
Basic	$0.57	$0.57	$1.20	$0.99
Diluted	$0.57	$0.57	$1.20	$0.99

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Consolidated Statements of Shareholders’ Equity
For the Six Months Ended June 30, 2004
(in thousands of U.S. dollars)

(unaudited)

	Common Stock	Treasury Stock	Additional Paid-in capital	Unearned Stock Grant Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, December 31, 2003	$16,403	$—	$955,490	$(5,479)	$390,025	$81,185	$1,437,624
Net income	—	—	—	—	90,009	—	90,009
Common stock issuance	759	—	—	—	—	—	759
Recapitalization due to IPO	(16,403)	—	16,403	—	—	—	—
Return of capital	—	—	(200,000)	—	—	—	(200,000)
Capital contribution	—	—	93,615	—	—	—	93,615
Tax benefit for options exercised	—	—	5,430	—	—	—	5,430
Tax basis step-up adjustment	—	—	28,124	—	—	—	28,124
Cash flow hedge	—	—	—	—	—	19,250	19,250
Unrealized loss on fixed maturity securities, net of tax of ($17,035)	—	—	—	—	—	(42,457)	(42,457)
Common shares purchased by trust	—	(7,850)	—	7,850	—	—	—
Unearned stock grant compensation, net	—		—	(10,483)	—	—	(10,483)

Balance, June 30, 2004	$759	$(7,850)	$899,062	$(8,112)	$480,034	$57,978	$1,421,871

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Consolidated Statements of Cash Flows
(in thousands of U.S. dollars)

(unaudited)

	Six Months Ended June 30,
	2004	2003

Operating activities
Net income	$90,009	$74,454
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash interest and operating expenses	4,833	2,035
Net amortization of premium on fixed maturity securities	4,752	3,712
Goodwill impairment	1,645	—
Provision for deferred income taxes	20,194	10,769
Net realized investment gains	(5,563)	(3,891)
Change in unrealized gains on derivative financial instruments	(22,003)	(11,973)
Change in deferred acquisition costs	(8,148)	(6,511)
Change in accrued investment income	1,684	6
Change in premiums receivable	30,829	(1,256)
Change in due from affiliate	115,000	—
Change in prepaid reinsurance premiums	(14,166)	44,991
Change in unearned premium reserves	(99,984)	32,391
Change in reserve for losses and loss adjustment expenses, net	(234,340)	(6,227)
Change in profit commissions payable	(13,973)	(7,668)
Change in value of reinsurance business assumed	14,226	3,048
Change in funds held by Company under reinsurance contracts	42,405	2,539
Other	(40,636)	15,817
Net cash (used in) provided by operating activities	(113,236)	152,236

Investing activities
Fixed maturity securities:
Purchases	(312,051)	(461,286)
Sales	392,885	330,638
Maturities	14,172	94,612
(Purchases) of short-term investments, net	(42,919)	(80,974)
Net proceeds from sale of subsidiary	39,784	—
Net cash provided by (used in) investing activities	91,871	(117,010)

Financing activities
Net proceeds from issuance of senior notes	197,311	—
Repayment of note payable	(200,000)	—
Proceeds from cash flow hedge	19,250	—
Dividends paid	—	(28,250)
Net cash provided by (used in) financing activities	16,561	(28,250)

(Decrease)increase in cash and cash equivalents	(4,804)	6,976
Effect of exchange rate changes	1,023	1,383
Cash and cash equivalents at beginning of period	32,365	9,445
Cash and cash equivalents at end of period	$28,584	$17,804

The accompanying notes are an integral part of these consolidated financial statements.

ASSURED GUARANTY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

 (Unaudited)

1.              Organization

On April 28, 2004, subsidiaries of ACE Limited (“ACE”), completed an initial public offering (“IPO”) of 49,000,000 of their 75,000,000 common shares, par value $0.01 per share, of  Assured Guaranty Ltd., formerly AGC Holdings Ltd.  Assured Guaranty Ltd.’s common shares are traded on the New York Stock Exchange under the symbol “AGO”. The IPO raised approximately $840.1 million in net proceeds, all of which went to the selling shareholders.  As part of the IPO, Assured Guaranty Ltd. and ACE entered into various agreements which govern various settlement issues.  As part of these agreements all pre-IPO intercompany receivables and payables were settled with ACE on June 10, 2004.  In connection with the IPO, the following transactions took place:

•                  On April 15, 2004, Assured Guaranty Ltd. sold 100% of the common stock of its subsidiary, ACE Capital Title Reinsurance Company, to ACE Bermuda Insurance Ltd., a subsidiary of ACE for $39.8 million. There was no gain or loss associated with the sale.

•                  On April 28, 2004, Assured Guaranty Re Overseas Ltd. (“AGRO”)  (an indirect subsidiary of Assured Guaranty Ltd.) commuted its remaining auto residual value reinsurance business and transferred assets with a market value of $108.3 million to a subsidiary of ACE. This transaction caused a $(5.4) million underwriting loss, offset by $5.4 realized gain.

Assured Guaranty Ltd. is a Bermuda-based holding company which provides through its operating subsidiaries, credit enhancement products to the municipal finance, structured finance and mortgage markets. Credit enhancement products are financial guarantees or other types of support, including credit derivatives, that improve the credit of underlying debt obligations. Assured Guaranty Ltd. applies its credit expertise, risk management skills and capital markets experience to develop insurance, reinsurance and derivative products that meet the credit enhancement needs of its customers. Under a reinsurance agreement, the reinsurer, in consideration of a premium paid to it, agrees to indemnify another insurer, called the ceding company, for part or all of the liability of the ceding company under one or more insurance policies that the ceding company has issued.  A derivative is a financial instrument whose characteristics and value depend upon the characteristics and value of an underlying security or commodity. Assured Guaranty Ltd. markets our products directly to and through financial institutions, serving the U.S. and international markets.  Assured Guaranty Ltd.’s financial results include four principal business segments: financial guaranty direct, financial guaranty reinsurance, mortgage guaranty and other.  These segments are further discussed in Note 10.

2.              Basis of presentation

The interim unaudited consolidated financial statements, which include the accounts of Assured Guaranty Ltd. and its subsidiaries (“Assured Guaranty” or the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition, results of operations and cash flows for the periods presented.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  These interim consolidated financial statements cover the second quarter ended June 30, 2004 (“Second Quarter 2004”) and June 30, 2003 (“Second Quarter 2003”) and the six-month periods ended June 30, 2004 (“Six Months 2004”) and

June 30, 2003 (“Six Months 2003”).  Certain items in the prior year financial statements have been reclassified to conform with the current period presentation.

Amounts presented prior to April 28, 2004, the IPO date, were prepared on an historical combined basis, since Assured Guaranty Ltd. and its subsidiaries were included in the results of ACE. However, since the entities are the same for all periods presented, the financial statements have been prepared and reported on a consolidated basis.  This presentation has no impact on the Company’s results of operations or financial condition. Certain expenses reflected in the combined financial statements include allocations of corporate expenses incurred by ACE, related to general and administrative services provided to the Company, including tax consulting and preparation services, internal audit services and liquidity facility costs. These expenses were allocated based on estimates of the cost incurred by ACE to provide these services to the Company.

Certain of the Company’s subsidiaries are subject to U.S. income tax.  The provision for income taxes is calculated in accordance with FAS No. 109, “Accounting for Income Taxes”.  The Company’s provision for income taxes for interim financial periods is not based on an estimated annual effective rate due to the variability in changes in fair value of its derivative financial instruments.  A discrete calculation of the provision is calculated for each interim period.  The Company’s tax sharing agreement is further discussed in note 9.

These interim unaudited consolidated financial statements should be read in conjunction with the 2003 audited combined financial statements and related notes thereto  included in the Company’s Registration Statement on Form S-1 (Registration No. 333-111491).

3.              New accounting pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), as an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 addresses consolidation of variable interest entities (“VIE”s) by business enterprises. An entity is considered a VIE subject to consolidation if the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support or if the equity investors lack one of three characteristics of a controlling financial interest. First, the equity investors lack the ability to make decisions about the entity’s activities through voting rights or similar rights. Second, they do not bear the obligation to absorb the expected losses of the entity if they occur. Lastly, they do not claim the right to receive expected returns of the entity if they occur, which are the compensation for the risk of absorbing the expected losses. FIN 46 requires that VIEs be consolidated by the entity that maintains the majority of the risks and rewards of ownership. This Interpretation applied immediately to VIEs created after January 31, 2003 and to VIEs in which an enterprise obtains an interest after that date. FASB deferred the effective date of FIN 46 until the end of the first interim or annual period ending after December 15, 2003 for VIEs created before February 1, 2003. The adoption of FIN 46 did not have a material impact on our results of operations or financial condition.

4.  Reinsurance

To limit its exposure on assumed risks, the Company entered into certain proportional and non-proportional retrocessional agreements with other insurance companies, primarily subsidiaries of ACE, to cede a portion of the risk underwritten by the Company.

In the event that any or all of the reinsurers are unable to meet their obligations, the Company would be liable for such defaulted amounts. Direct, assumed, and ceded reinsurance amounts were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of U.S. Dollars)	2004	2003	2004	2003
Premiums Written:
Direct	$14,118	$11,054	$(76,924)	$18,400
Assumed	50,237	70,496	139,736	175,885
Ceded	94,298	(37,494)	99,626	(28,832)
Net	$(29,943)	$119,044	$(36,814)	$223,117

Premiums Earned:
Direct	$12,932	$10,753	$30,446	$18,179
Assumed	58,993	78,558	130,664	143,700
Ceded	81,255	7,164	83,774	16,144
Net	$(9,330)	$82,147	$77,336	$145,735

Loss and Loss Adjustment Expenses:
Direct	$847	$9,785	$(7,676)	$18,352
Assumed	15,117	31,183	48,328	50,120
Ceded	75,972	5,172	76,992	9,488
Net	$(60,008)	$35,796	$(36,340)	$58,984

In connection with the IPO, we have entered into several reinsurance agreements with subsidiaries of ACE that are considered retroactive reinsurance contracts. Under applicable accounting rules related to retroactive reinsurance, the Company would not be able to recognize a reinsurance recoverable on future adverse loss development, if applicable, until the Company paid the underlying loss and the Company is reimbursed by ACE. This difference in timing will cause our results of operations to otherwise be lower during the period in which, if at all, we recognize a loss for adverse development on one of these agreements, notwithstanding the reinsurance, and will be recaptured through income in the period in which we actually pay the underlying loss. For Second Quarter 2004, at the initiation of these retroactive reinsurance contracts ceded premiums written were increased $92.5 million, ceded premiums earned were increased $66.9 million and ceded loss and loss adjustment expenses were increased $56.9 million due to these retroactive reinsurance agreements.

For Six Months 2004 direct premiums written and direct loss and loss adjustment expenses (“LAE”) were impacted $(97.8) million and $(19.0) million, respectively, from the close out of transaction types either through reinsurance or commutation the Company does not expect to underwrite in the future.  Reinsurance recoverable on ceded unpaid losses and LAE as of June 30, 2004 and December 31, 2003 is $183.4 million and $122.1 million, respectively. Of these amounts, $161.4 million and $100.1 million, respectively, relate to reinsurance agreements with ACE.

5. Commitments and Contingencies

Various lawsuits have arisen in the ordinary course of the Company’s business. It is the opinion of the Company’s management, based upon the available information, that the expected outcome of these matters, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position, results of operations or liquidity, although an adverse resolution of one or more of these items could have a material adverse effect on the Company’s results of operations or liquidity in a particular quarter or fiscal year.

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

6. Long-Term Debt and Credit Facility

The Company’s consolidated financial statements  include long-term debt used to fund the Company’s insurance operations, and related interest expense, as described below.

On May 18, 2004, Assured Guaranty US Holdings Inc., a subsidiary of the Company, issued $200.0 million of 7.0% Senior Notes due 2034. The proceeds of the offering were  used to repay a $200.0 million promissory note established as part of the IPO related formation transactions, issued to a subsidiary of ACE  prior to the Company’s IPO in April 2004.  The coupon on the Senior Notes is 7.0%, however, the effective rate will be approximately 6.4%, taking into account the effect of a treasury hedge executed by the Company in March 2004.  These Senior Notes are fully and unconditionally guaranteed by Assured Guaranty Ltd.

As of December 31, 2003, the Company’s long-term debt included $75.0 million of cumulative monthly income preferred shares issued in 1994 through a former affiliate of the Company, Capital Re LLC, a limited liability company organized under the laws of Turks and Caicos Islands. The amount paid to preferred shareholders for Second Quarter 2004 and Second Quarter 2003 was $0.7 million and $1.4 million respectively and for both Six Months 2004 and Six Months 2003 was $2.1 million and $2.8 million respectively and is shown on the consolidated statements of operations and comprehensive income as interest expense.   Upon completion of the IPO, Capital Re LLC and the obligation with respect to the $75.0 million cumulative monthly preferred shares remained with ACE.

On April 29 2004,  the Company entered into a $250.0 million unsecured credit facility to replace its general corporate purpose credit facilities (“$250.0 million credit facility”), with a syndicate of banks, for which ABN AMRO Incorporated and Bank of America (an affiliate of Banc of America Securities LLC) acted as co-arrangers to which each of Assured Guaranty Ltd., Assured Guaranty Corp. (“AGC”), a Maryland domiciled insurance company and subsidiary of the Company and Assured Guaranty (UK) Ltd., a subsidiary of Assured Guaranty Ltd. organized under the laws of the United Kingdom, is  a party, as borrower. The $250.0 million credit facility is a 364-day facility and any amounts outstanding under the facility at its expiration will be due and payable one year following the facility’s expiry. Under the $250.0 million credit facility, AGC can borrow up to $250.0 million, Assured Guaranty Ltd. has a borrowing limit not to exceed $50.0 million, and Assured Guaranty (UK) Ltd. has a borrowing limit not to exceed $12.5 million.  As of June 30, 2004, the Company had not drawn any amounts under this credit facility.

As of June 30, 2004, the Company was party to a non-recourse credit facility with a syndicate of banks, which provided up to $175.0 million. This facility was specifically designed to provide rating agency qualified capital to further support the Company’s claim paying resources. This agreement is due to expire November 2010.   As of June 30, 2004, the Company had not drawn any amounts under this credit facility.

As of December 31, 2003, the  Company had entered into the following credit facilities, which were available for general corporate purposes:

(i)            The Company participated in a liquidity facility established for the benefit of ACE and certain of its subsidiaries. The overall facility was a 364-day credit agreement in the amount of $500.0 million with a syndicate of banks. The Company had a $50.0 million participation in the facility.  Due to the IPO, as of April 2, 2004,  this facility was replaced by the $250.0 million credit facility.

(ii)           The Company also participated in a liquidity facility established for the benefit of AGC. The overall facility was a 364-day credit agreement in the amount of $140.0 million with a syndicate of banks. Under the terms of this liquidity facility, AGC would have been required to pledge collateral to one of the syndicate banks, if the amount of collateral posted for the benefit of AGC credit default swap counterparties exceeded 11% of AGC shareholders’ equity.  In such case an amount equal to that excess was to have been pledged for the benefit of the syndicate banks. As of December 31, 2003, AGC had not  posted any collateral under this covenant.   Due to the IPO, as of April 28, 2004  this facility was replaced by the $250 million credit facility.

(iii)          The Company had a $75.0 million line of credit facility and a $50.0 million line of credit facility from subsidiaries of ACE.  Due to the IPO, as of April 28, 2004  these facilities were replaced.  As of December 31, 2003, the Company had not drawn any amounts under these credit facilities.

7. Employee Benefit Plans and Stock Based Compensation

Prior to the IPO, Assured Guaranty’s officers and employees participated in ACE’s long-term incentive plans providing options to purchase shares and restricted share unit awards. Our officers and employees have been covered under additional benefit plans, including retirement programs providing 401(k) plan benefits, health and life insurance benefits; medical, dental and vision benefits for active employees; disability and life insurance protection; and severance.  These additional benefits have been provided to our employees and officers who work in the United States by plans maintained by Assured Guaranty Corp. and to our employees and officers who work in Bermuda and the United Kingdom through plans maintained by ACE covering ACE employees in those locations.  Since the completion of the IPO, our United States officers and employees have been covered by benefit plans established by the Company. Employees located in the United Kingdom and Bermuda continue to participate in the ACE benefit plans in which they participated prior to the IPO until December 31, 2004.

Upon completion of the IPO, any unvested options to purchase ACE ordinary shares granted to our officers or employees under the ACE employee long term incentive plan immediately vested and any unvested restricted ACE ordinary shares were forfeited. These officers and employees generally had 90 days from the date of the IPO to exercise any vested options to acquire ACE ordinary shares. The acceleration of vesting of options to purchase ordinary shares resulted in a pre-tax charge to us of approximately $3.5 million.  Based upon a price of $42.79 per ACE ordinary share, the Company incurred a pre-tax charge of $7.8 million and contributed cash in the same amount to fund a trust, with an independent trustee,  for the value of the restricted ACE ordinary shares forfeited by all of our officers and employees. These pre-tax charges took place during the Second Quarter 2004 and are included in other operating expenses on the consolidated statements of operation and comprehensive income.  The trust purchased common shares in the IPO and allocated to each such individual common shares having the approximate value of the ACE ordinary shares forfeited by such individual. Based on the initial public offering price of $18.00 per common share, the trust purchased approximately 436,000 common shares. This transaction is reported in stockholders’ equity in treasury stock and unearned stock grant compensation.  The common shares will be deliverable to each individual on the 18-month anniversary of the IPO so long as during that 18-month period the individual was not employed, directly or indirectly, by any designated financial guaranty company. Any forfeited common shares will be delivered to us. The independent trustee will not have any beneficial interest in the trust. Since completion of the IPO, our officers and employees are no longer eligible to participate in ACE’s employee long-term incentive plans.   In connection with these events, Assured Guaranty received $4.5 million from ACE, for the book value of unrestricted compensation,  which it recorded in unearned stock grant compensation, which is included in shareholders equity.

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

In connection with the IPO, awards of options and restricted common shares were made to our officers and employees. Each of the options will vest in equal annual installments over a three-year period and will expire on the tenth anniversary of the date of grant. The exercise price of the options is $18.00, the public offering price of the IPO. Restricted common shares will vest in equal annual installments over a four-year period. Options to purchase an aggregate of 1,873,300 common shares and an aggregate of 925,900 restricted common shares were issued in connection with the IPO.

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

For restricted stock awards, the Company records the market value of the shares awarded at the time of the grant as unearned stock grant compensation and includes it as a separate component of shareholders equity. The unearned stock grant compensation is amortized into expense ratably over the vesting period.

The following table outlines the Company’s net income, and basic and diluted earnings per share for the periods ended June 30, 2004, had the compensation cost been determined in accordance with the fair value method recommended in FAS 123.

(in thousands of U.S. dollars, except per share amounts)	Three Months Ended June 30, 2004	Six Months Ended June 30 2004

Net income as reported	$43,116	$90,009
Add: Stock-based compensation expense included in reported net income, net of income tax	109	470
Deduct: Compensation expense, net of income tax	(560)	(921)
Pro Forma	$42,665	$89,558

Basic Earnings Per Share:
As reported	$0.57	$1.20
Pro forma	$0.57	$1.19
Diluted Earnings Per Share:
As reported	$0.57	$1.20
Pro forma	$0.57	$1.19

Since the Company was a subsidiary of ACE during the periods presented in 2003, management has determined that disclosing amounts related to these periods would not be meaningful, as the compensation cost determined under FAS 123 would be based on ACE’s ordinary share price.  The amount of stock-based compensation expense included in reported net income, net of income tax, was $0.2 million for Second Quarter 2003 and $0.4 million for Six Months 2003.

The fair value of options issued is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants for the Second Quarter 2004 and Six Months 2004, respectively: dividend yield of 0.7 percent, expected volatility of 15.6205 percent, risk free interest rate of 4.62 percent. The expected life of the options is 5 years.

8. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

(in thousands of U.S. dollars,	Three Months Ended June 30,			Six Months Ended June 30,
except per share amounts)	2004	2003		2004	2003

Net income	$43,116	$42,703		$90,009	$74,454
Basic shares(1)	75,000,000	75,000,000	(1)	75,000,000	75,000,000	(1)
Effect of dilutive securities:
Stock awards	879	—		879	—
Diluted shares(1)(2)	75,000,879	75,000,000	(1)	75,000,879	75,000,000	(1)
Basic EPS	$0.57	$0.57		$1.20	$0.99
Diluted EPS	$0.57	$0.57		$1.20	$0.99

(1)          Since the shares held as treasury stock are required to be settled by delivery of employer stock , those shares are included in the calculation of basic and diluted EPS.

(2)          Based on shares outstanding immediately prior to the IPO.

9.  Tax Allocation Agreement

In connection with the IPO, the Company and ACE Financial Services (“AFS”)  entered into a tax allocation agreement, whereby the Company and AFS will make a 338H10 election that will have the effect of increasing the tax basis of certain affected subsidiaries tangible and intangible assets to fair value.  Future tax benefits that the Company derives from the election will be payable to AFS when realized by the Company.

As a result of the election, the Company has adjusted its net deferred tax liability, to reflect the new tax basis of the Company’s affected assets.  The additional basis is expected to result in increased future income tax deductions and, accordingly, may reduce income taxes otherwise payable by the Company.  Any tax benefit realized by the Company will be paid to AFS.   Such tax benefits will generally be calculated by comparing the Company’s affected subsidiaries’ actual taxes to the taxes that would have been owed by those subsidiaries had the increase in basis not occurred.  After a 15-year period, to the extent there remains an unrealized tax benefit, the Company and AFS will negotiate a settlement of the unrealized benefit based on the expected realization at that time.

The Company recorded a $52.8 million reduction of its existing deferred tax liability, based on an estimate of the ultimate resolution of the 338H10 election .  Under the tax allocation agreement, the Company estimates that as of the IPO date, it will pay $24.7 million to AFS and accordingly has established this amount as a liability, which is included in other liabilities on the balance sheet.   The difference, which is attributable to the change in the tax basis of certain liabilities for which there is no associated step-up in the tax basis of its assets and no amounts due to AFS, resulted in an increase to additional paid-in capital of $28.1 million.

10.  Segment Reporting

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

The Company does not segregate certain assets and liabilities at a segment level since management reviews and controls these assets and liabilities on a consolidated basis. The Company allocates certain operating expenses to each segment based on the proportion of net earned premium for each respective segment to the total net earned premium excluding the impact of retroactive reinsurance agreement.  Management uses underwriting gains and losses as the primary measure of each segment’s financial performance.  There were no inter-segment transactions during the periods presented.

The following table summarizes the components of underwriting gain (loss) for each reporting segment:

	Three months ended June 30, 2004
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)

Gross written premiums	$17.7	$35.8	$0.9	$10.0	$64.4
Net written premiums	17.3	35.8	0.9	(84.0)	(30.0)
Net earned premiums	16.1	25.6	15.0	(66.0)	(9.3)
Loss and loss adjustment expenses	1.6	(0.9)	(3.3)	(57.4)	(60.0)
Profit commission expense	—	0.3	4.3	0.2	4.8
Acquisition costs	0.1	6.6	1.7	—	8.4
Operating expenses(1)	4.3	6.9	4.0	—	15.2
Underwriting gain (loss)	$10.1	$12.7	$8.3	$(8.8)	$22.3

(1) Excludes $11.3 million of operating expenses, included in other operating expenses on the consolidated statements of operation and comprehensive income, related to the accelerated vesting of stock awards at the IPO date.

	Three months ended June 30, 2003
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)

Gross written premiums	$20.8	$34.0	$8.5	$18.3	$81.6
Net written premiums	20.6	33.9	8.2	56.3	119.0
Net earned premiums	21.2	30.1	9.4	21.4	82.1
Loss and loss adjustment expenses	6.4	0.9	3.7	24.8	35.8
Profit commission expense	—	0.9	1.4	0.4	2.7
Acquisition costs	—	11.9	1.5	6.0	19.4
Operating expenses	1.9	2.8	0.9	1.9	7.5
Underwriting gain (loss)	$12.9	$13.6	$1.9	$(11.7)	$16.7

	Six months ended June 30, 2004
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)

Gross written premiums	$43.3	$88.2	$14.9	$(83.6)	$62.8
Net written premiums	42.6	88.2	14.9	(182.5)	(36.8)
Net earned premiums	56.8	46.0	23.4	(48.9)	77.3
Loss and loss adjustment expenses	15.0	3.0	(4.5)	(49.8)	(36.3)
Profit commission expense	—	0.4	9.3	0.6	10.3
Acquisition costs	1.5	13.7	2.6	3.8	21.6
Operating expenses(1)	7.6	11.0	5.7	3.6	27.9
Underwriting gain (loss)	$32.7	$17.9	$10.3	$(7.1)	$53.8

(1) Excludes $11.3 million of operating expenses, included in other operating expenses on the consolidated statements of operation and comprehensive income, related to the accelerated vesting of stock awards at the IPO date.

	Six months ended June 30, 2003
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)

Gross written premiums	$34.8	$63.8	$16.6	$79.1	$194.3
Net written premiums	34.4	63.0	16.3	109.4	223.1
Net earned premiums	35.9	47.0	19.0	43.8	145.7
Loss and loss adjustment expenses	8.4	2.7	4.9	43.0	59.0
Profit commission expense	—	1.0	4.6	—	5.6
Acquisition costs	—	17.4	2.5	11.3	31.2
Operating expenses	4.6	5.9	2.7	6.1	19.3
Underwriting gain (loss)	$22.9	$20.0	$4.3	$(16.6)	$30.6

The following is a reconciliation of total underwriting gain to income before provision for income taxes for the periods ended:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of U.S. dollars)	2004	2003	2004	2003
Total underwriting gain	$22.3	$16.7	$53.8	$30.6
Net investment income	23.4	24.0	47.8	48.1
Net realized investment gains	8.7	2.0	9.9	3.9
Unrealized gains on derivative financial instruments	14.6	13.1	22.0	12.0
Other income	—	0.3	0.6	0.8
Accelerated vesting of stock awards	(11.3)	—	(11.3)	—
Goodwill impairment	—	—	(1.6)	—
Interest expense	(2.6)	(1.4)	(4.0)	(2.8)
Income before provision for income taxes	$55.1	$54.7	$117.2	$92.6

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

Also included in the other segment is the impact of reinsurance transactions with ACE, that were purchased for the benefit of all of the Company’s reporting segments. The Company does not allocate the cost nor the related benefit of these transactions to the reporting segments but rather records the impact of these transactions in the other segment. The Company manages these exited lines of business by focusing on the net earned premiums and the underwriting gain (loss).

 The following table provides underwriting gain (loss) by line of business for the other segment.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of U.S. dollars)	2004	2003	2004	2003
Underwriting gain (loss):
Equity layer credit protection	$0.5	$(5.7)	$2.7	$(4.6)
Trade credit reinsurance	(4.2)	(4.0)	(2.9)	(5.4)
Title reinsurance	0.3	0.8	1.0	1.8
Life accident and health reinsurance	—	—	—	(0.5)
Auto residual value reinsurance	(5.4)	(1.9)	(7.9)	(4.4)
Affiliate reinsurance	—	(0.9)	—	(3.6)
Total	$(8.8)	$(11.7)	$(7.1)	$(16.6)

The following table provides the lines of business from which the Company’s other reporting segment derives its net earned premiums:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of U.S. dollars)	2004	2003	2004	2003
Net earned premiums:
Other:
Equity layer credit protection	$—	$7.6	$5.4	$20.2
Trade credit reinsurance	(34.6)	14.3	(25.3)	25.0
Title reinsurance	0.8	1.2	3.2	2.4
Auto residual value reinsurance	(32.2)	0.7	(32.2)	1.4
Life, accident and health reinsurance	—	—	—	—
Affiliate reinsurance	—	(2.4)	—	(5.2)
Total	$(66.0)	$21.4	$(48.9)	$43.8

11. Subsidiary information

The following tables present, in thousands of U.S. dollars, the condensed consolidated financial information for Assured Guaranty Ltd., Assured Guaranty US Holdings Inc.  and our other subsidiaries at June 30, 2004 and December 31, 2003 and for the three and six months ended June 30, 2004 and 2003.

CONDENSED CONSOLIDATING BALANCE SHEET

at June 30, 2004

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)

Assets
Total investments and cash	$12	$1,218,906	$841,851	$—	$2,060,769
Investments in subsidiaries	1,422,362			(1,422,362)	—
Deferred acquisition costs		150,934	32,428	3,450	186,812
Reinsurance recoverable		29,882	155,749	(2,280)	183,351
Goodwill		85,417	—	—	85,417
Premiums receivable		35,070	10,076	(11,991)	33,155
Other	3,148	54,200	44,766	(13,719)	88,394
Total assets	$1,425,522	$1,574,409	$1,084,870	$(1,446,902)	$2,637,899

Liabilities and shareholders’ equity

Liabilities

Unearned premium reserves	$—	$398,163	$133,323	$(6,135)	$525,351
Reserve for losses and loss adjustment Expenses	—	110,234	189,243	(2,280)	297,197
Profit commissions payable	—	3,887	52,122	—	56,009
Deferred income taxes	—	26,513	(21,664)	364	5,213
Long-term debt	—	197,311	—	—	197,311
Other	3,651	78,024	70,318	(17,046)	134,947
Total liabilities	3,651	814,132	423,342	(25,097)	1,216,028

Total shareholders' equity	1,421,871	760,277	661,528	(1,421,805)	1,421,871

Total liabilities and shareholders' equity	$1,425,522	$1,574,409	$1,084,870	$(1,446,902)	$2,637,899

CONDENSED CONSOLIDATING BALANCE SHEET

at DECEMBER 31, 2003

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings, Inc.	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Combined)
Assets
Total investments and cash	$—	$1,205,536	$1,016,563	$	$2,222,099
Investment in subsidiaries	1,512,068			(1,512,068)	—
Deferred acquisition costs	—	146,926	28,297	3,450	178,673
Reinsurance recoverable	—	—	122,124	—	122,124
Goodwill	—	87,062	—	—	87,062
Premiums receivable	—	28,434	155,631	(5,068)	178,997
Other	12	36,227	45,731	(13,058)	68,912
Total assets	$1,521,080	$1,504,185	$1,368,346	$(1,526,744)	$2,857,867

Liabilities and shareholders’ equity

Liabilities

Unearned premium reserves	$—	$389,027	$240,367	$(3,965)	$625,429
Reserve for losses and loss adjustment expenses	—	106,252	416,341	—	522,593
Profit commissions payable	—	4,007	67,230	—	71,237
Deferred income taxes	—	78,054	(22,781)	364	55,637
Long-term debt	—	—	—	75,000	75,000
Other	—	47,719	34,247	(11,619)	70,347
Total liabilities	—	625,059	735,404	59,780	1,420,243

Total shareholders' equity	1,512,080	879,126	632,942	(1,586,524)	1,437,624

Total liabilities and shareholders' equity	$1,512,080	$1,504,185	$1,368,346	$(1,526,744)	$2,857,867

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

for the six months ended June 30, 2004

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Revenues
Net premiums written	$—	$40,870	$(77,684)	—	$(36,814)
Net premiums earned	—	45,022	32,314	—	77,336
Net investment income	—	25,943	21,898	—	47,841
Net realized gains	—	(204)	10,073	—	9,869
Unrealized gains (losses) on derivative financial instruments	—	26,793	(4,790)	—	22,003
Other revenues	—	—	546	—	546

Total revenues	—	$97,554	$60,041	—	$157,595

Expenses
Loss and loss adjustment expenses	$—	$(13,447)	$(22,893)	$—	$(36,340)
Acquisition costs and other operating expenses	6,145	38,626	28,737	2,149	75,657
Other	—	1,731	(656)		1,075

Total expenses	6,145	26,910	5,188	2,149	40,392

Income before provision for income taxes	(6,145)	70,644	54,853	(2,149)	117,203

Total provision for income taxes	—	19,912	8,034	(752)	27,194

Net income	$(6,145)	$50,732	$46,819	$(1,397)	$90,009

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

for the six months ended June 30, 2003

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Revenues
Net premiums written	$—	$152,745	$70,372	$—	$223,117
Net premiums earned	—	87,503	58,232	—	145,735
Net investment income	—	22,807	25,297	—	48,104
Net realized gains	—	2,243	1,648	—	3,891
Unrealized gains (losses) on derivative financial instruments	—	6,566	(1,033)	6,440	11,973
Other revenues	—	507	1,331	(1,017)	821

Total revenues	$—	$119,626	$85,475	$5,423	$210,524

Expenses
Loss and loss adjustment expenses	$—	$22,904	$36,080	$—	$58,984
Acquisition costs and other operating expenses	—	37,682	19,786	(196)	57,272
Other	—	(913)	(319)	2,868	1,636

Total expenses	$—	$59,673	$55,547	$2,672	$117,892

Income before provision for income taxes	$—	$59,953	$29,928	$2,751	$92,632

Total provision for income taxes	—	16,645	571	962	18,178

Net income	$—	$43,308	$29,357	$1,789	$74,454

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

for the three months ended June 30, 2004

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Revenues
Net premiums written	$—	$(6,695)	$(23,248)	$—	$(29,943)
Net premiums earned	—	7,089	(16,419)	—	(9,330)
Net investment income	—	13,201	10,255	—	23,456
Net realized gains	—	(204)	8,891	—	8,687
Unrealized gains (losses) on derivative financial instruments	—	16,862	(2,209)	—	14,653
Other revenues	—	—	(673)	687	14

Total revenues	$—	$36,948	$(155)	$687	$37,480

Expenses
Loss and loss adjustment expenses	$—	(22,159)	(37,849)	$—	(60,008)
Acquisition costs and other operating expenses	6,145	18,171	16,013	1,402	41,731
Other	—	134	573	—	707

Total expenses	6,145	(3,854)	(21,263)	1,402	(17,570)

Income before provision for income taxes	(6,145)	40,802	21,108	(715)	55,050

Total provision for income taxes	—	11,484	700	(250)	11,934

Net income	$(6,145)	$29,318	$20,408	$(465)	$43,116

CONDENSED  CONSOLIDATING STATEMENT OF OPERATIONS

for the three months ended June 30, 2003

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Revenues
Net premiums written	$—	$100,400	$18,644	$—	119,044
Net premiums earned	—	52,493	29,654	—	82,147
Net investment income	—	11,356	12,647	—	24,003
Net realized gains	—	880	1,108	—	1,988
Unrealized gains (losses) on derivative financial instruments	—	11,006	(2,267)	4,344	13,083
Other revenues	—	286	577	(598)	265

Total revenues	$—	$76,021	$41,719	$3,746	$121,486

Expenses
Loss and loss adjustment expenses	$—	$14,869	$20,927	$—	$35,796
Acquisition costs and other operating expenses	—	22,305	10,097	(1,474)	30,928
Other	—	(678)	(656)	1,434	100

Total expenses	—	36,496	30,368	(40)	66,824

Income before provision for income taxes	—	39,525	11,351	3,786	54,662

Total provision for income taxes	—	11,648	(1,014)	1,325	11,959

Net income	$—	$27,877	$12,365	$2,461	$42,703

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the six months ending June 30, 2004

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)

Net cash (used in) provided by operating activities	$12	$30,117	$(143,365)	$—	$(113,236)

Cash flows from investing activities
Fixed maturity securities:
Purchases	—	(80,774)	(231,277)	—	(312,051)
Sales	—	45,479	347,406	—	392,885
Maturities	—	7,457	6,715	—	14,172
		(26,634)	(16,285)		(42,919)
Other	—		39,784	—	39,784

Net cash (used in) provided by investing activities	—	(54,472)	146,343	—	91,871

Cash flows from financing activities
Proceeds from long term debt borrowings		197,311			197,311
Repayment of long term debt		(200,000)			(200,000)
Cash flow hedge	—	19,250	—	—	19,250
	—

Net cash provided by financing activities	—	16,561	—	—	16,561

Increase (decrease) in cash and cash equivalents	12	(7,794)	2,978	—	(4,804)

Cash and cash equivalents at beginning of year	—	22,075	10,290	—	32,365
Effect of exchange rate changes	—	—	1,023	—	1,023
Cash and cash equivalents at end of year	$12	$14,281	$14,291	$—	$28,584

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the six months ending JUNE 30, 2003

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)

Net cash flows from operating activities	$—	$145,124	$7,112	$—	$152,236

Cash flows from investing activities
Fixed maturity securities:
Purchases	—	(192,158)	(269,128)	—	(461,286)
Sales	—	132,360	198,278	—	330,638
Maturities	—	3,000	91,612	—	94,612
Other	—	(73,704)	(7,270)	—	(80,974)

Net cash (used in) provided by investing activities	—	(130,502)	13,492	—	(117,010)

Cash flows from financing activities
Dividends paid	—	(3,250)	(25,000)	—	(28,250)

Net cash used in financing activities	—	(3,250)	(25,000)	—	(28,250)

Increase (decrease) in cash and cash equivalents	—	11,372	(4,396)	—	6,976

Cash and cash equivalents at beginning of year		3,301	6,144	—	9,445
Effect of exchange rate changes	—	—	1,383	—	1,383
Cash and cash equivalents at end of year	$—	$14,673	$3,131	—	$17,804

Note 12.  Cash Flows

The Company's cash paid during the periods presented for federal income taxes and non-cash financing activities were as follows:

	Six Months Ended June 30
(in thousands of U.S. dollars)	2004	2003
Cash paid during the year for:
Federal income tax	$6,403	$3,275
Non-cash financing activities:
338H10 tax election	$28,124	—
Transfer of debt	75,000	—
Stock option vesting related to IPO	7,065	—

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

Any or all of Assured Guaranty’s forward-looking statements here or in other publications may turn out to be wrong and are based on current expectations and the current economic environment. Assured Guaranty’s actual results may vary materially, and there are no guarantees about the performance of our securities. Among factors that could cause actual results to differ materially are: (1) rating agency action such as a ratings downgrade; (2) difficulties with the execution of the Company’s new business strategy; (3) a significant reduction in the amount of reinsurance ceded by one or more of our principal ceding companies; (4) developments in the world’s financial and capital markets; (5) more severe losses or more frequent losses associated with products affecting the adequacy of the Company’s loss reserves; (6) changes in regulation or tax laws; (7) the Company’s dependence on customers; (8) decreased demand or increased competition; (9) loss of key personnel; (10) the effects of mergers, acquisitions and divestitures; (11) changes in accounting policies or practices and (12) changes in general economic conditions, as well as management’s response to these factors. Assured Guaranty is not obligated to publicly correct or update any forward-looking statement if we later become aware that it is not likely to be achieved, except as required by law. You are advised, however, to consult any further disclosures we make on related subjects in Assured Guaranty’s  reports to the Securities and Exchange Commission.

Executive Summary

The following discussion is a comparison of the second quarter ended June 30, 2004 (“Second Quarter 2004”) and the six month period ended June 30, 2004 (“Six Months 2004”) to the second quarter ended June 30, 2003 (“Second Quarter 2003”) and the six month period ended June 30, 2003 (“Six Months 2003”).

On April 28, 2004, subsidiaries of ACE Limited (“ACE”), completed an initial public offering (“IPO”) of 49,000,000 common shares of Assured Guaranty Ltd. (“Assured Guaranty” or the “Company”).  The Company’s common shares are traded on the New York Stock Exchange under the symbol “AGO”. This offering raised approximately $840.1 million in net proceeds, all of which went to the selling shareholders.

We are a Bermuda-based holding company which provides, through its operating subsidiaries credit enhancement products to the municipal finance, structured finance and mortgage markets. We apply our credit expertise, risk management skills and capital markets experience to develop insurance, reinsurance and credit derivative products that meet the credit enhancement needs of our customers. We market our products directly to and through financial institutions serving the U.S. and international markets.

Our financial results include three operating segments: financial guaranty direct, financial guaranty reinsurance and mortgage guaranty. For financial reporting purposes, we have a fourth segment, which we refer to as other. The other segment consists of a number of businesses that we have exited, including equity layer credit protection, trade credit reinsurance, title reinsurance, life, accident and health reinsurance (“LA&H”) and auto residual value reinsurance. Because we exited some of these businesses after January 2004, our results of operations for Second Quarter 2004 and Six Months 2004 will reflect the results of operations of these businesses through the date as of which we exited them.

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

Our expenses primarily consist of losses and loss adjustment expenses (“LAE”), profit commission expense, acquisition costs, operating expenses, interest expense and income taxes. Losses and LAE will be a function of the amount and types of business we write. Losses and LAE are based upon estimates of the ultimate aggregate losses inherent in the portfolio. The risks that we will take have a low expected frequency of loss and generally will be investment grade at the time we accept the risk. Profit commission expense represents payments made or expected to be made to ceding companies generally based on the profitability of the business reinsured by us. Acquisition costs are related to the production of new business. Certain acquisition costs are deferred and recognized over the period in which the related premiums are earned. Operating expenses consist primarily of certain salaries and other employee-related costs. These costs do not vary with the amount of premiums written. Interest expense is a function of outstanding debt and the contractual interest rate related to that debt. Income taxes are a function of our profitability and the applicable tax rate in the various jurisdictions in which we do business.

In connection with the IPO, we have entered into several reinsurance agreements with subsidiaries of ACE that are considered retroactive reinsurance contracts. Under applicable accounting rules related to retroactive reinsurance, the Company would not be able to recognize a reinsurance recoverable on future adverse loss development, if applicable, until the Company paid the underlying loss and the Company is reimbursed by ACE. This difference in timing will cause our results of operations to otherwise be lower during the period in which, if at all, we recognize a loss for adverse development on one of these agreements, notwithstanding the reinsurance, and will be recaptured through income in the period in which we actually pay the underlying loss.

Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	($ in millions)		($ in millions)
Revenues
Gross written premiums	$64.4	$81.5	$62.8	$194.3
Ceded premiums	94.3	(37.5)	99.6	(28.8)
Net written premiums	(29.9)	119.0	(36.8)	223.1
(Increase)decrease in net unearned premium reserves	20.6	(36.9)	114.1	(77.4)
Net earned premiums	(9.3)	82.1	77.3	145.7
Net investment income	23.5	24.0	47.8	48.1
Net realized investment gains	8.7	2.0	9.9	3.9
Unrealized gains on derivative financial instruments	14.6	13.1	22.0	12.0
Other income	—	0.3	0.6	0.8
Total revenues	37.5	121.5	157.6	210.5

Expenses
Loss and loss adjustment expenses	(60.0)	35.8	(36.4)	59.0
Profit commissions expense	4.8	2.7	10.3	5.6
Acquisition costs	8.4	19.4	21.6	31.2
Other operating expenses	26.6	7.5	39.2	19.2
Goodwill impairment	—	—	1.7	—
Interest expense	2.6	1.4	4.0	2.9
Total expenses	(17.6)	66.8	40.4	117.9

Income before provision for income taxes	55.1	54.7	117.2	92.6
Provision for income taxes
Current	5.2	9.4	7.4	7.4
Deferred	6.7	2.6	19.8	10.8
Total provision for income taxes	11.9	12.0	27.2	18.2
Net income	$43.1	$42.7	$90.0	$74.4

Underwriting Gain (Loss) by Segment (1):
Financial guaranty direct	$10.1	$12.9	$32.7	$22.9
Financial guaranty reinsurance	12.7	13.6	17.9	20.0
Mortgage guaranty	8.3	1.9	10.3	4.3
Other	(8.8)	(11.7)	(7.1)	(16.6)
Total	$22.3	$16.7	$53.8	$30.6

(1) Excludes $11.3 million of operating expenses, included in other operating expenses on the consolidated statements of operation and comprehensive income, related to the accelerated vesting of stock awards at the IPO date.

Net Income

Net income was $43.1 million for the Second Quarter 2004, compared with $42.7 million for the Second Quarter 2003.  Net income was $90.0 million for this Six Months 2004 compared with $74.5 for the Six Months 2003. The modest increase of $0.4 million in Second Quarter 2004 compared with Second Quarter 2003 is primarily due to realized investment gains offset by certain transactions related to our initial public offering.  In addition to the factors mentioned for Second Quarter 2004, unrealized gains on derivative financial instruments of $10.0 million, drove the $15.6 million increase for Six Months 2004.

Gross Written Premiums

	Three Months Ended June 30,		Six Months Ended June 30,
Gross Written Premiums	2004	2003	2004	2003
	($ in millions)		($ in millions)
Financial guaranty direct	$17.7	$20.8	$43.3	$34.8
Financial guaranty reinsurance	35.8	34.0	88.2	63.8
Mortgage guaranty	0.9	8.5	14.9	16.6
Other	10.0	18.3	(83.6)	79.1
Total	$64.4	$81.6	$62.8	$194.3

Gross written premiums for Second Quarter 2004 were $64.4 million compared with $81.6 million for Second Quarter 2003.  The financial guaranty reinsurance segment increased slightly compared with the same quarter last year, primarily due to growth in municipal finance business.  The decrease in the mortgage guaranty segment this quarter is due to the commutation of an excess of loss reinsurance contract, which resulted in negative gross written premiums of $3.7 million, as well as runoff of our quota share treaty business.  Gross premiums written in our other segment, which represents our exited lines of business, decreased by $8.3 million as a result of exiting the trade credit and title reinsurance lines of business.  Gross premiums written for Six Months 2004 were $62.8 millions compared with $194.3 million for Six Months 2003.  Gross premiums written in our other segment were reduced by $97.8 million in the first quarter due to the accounting for the unwinding of equity layer credit protection products.  Partially offsetting this premium reduction was the recognition of $10.4 million of gross premiums written in the financial guaranty direct segment due to the closing out of transaction types in which we no longer participate.

Net Earned Premiums

	Three Months Ended June 30,		Six Months Ended June 30,
Net Earned Premiums	2004	2003	2004	2003
	($ in millions)		($ in millions)
Financial guaranty direct	$16.1	$21.2	$56.8	$35.9
Financial guaranty reinsurance	25.6	30.1	46.0	47.0
Mortgage guaranty	15.0	9.4	23.4	19.0
Other	(66.0)	21.4	(48.9)	43.8
Total	$(9.3)	$82.1	$77.3	$145.7

Net earned premiums for Second Quarter 2004 were $(9.3) million, compared with $82.1 million for Second Quarter 2003.  Our other segment included $(66.0) million of net earned premium associated with the retrocession of lines of business that we do not expect to underwrite in the future.  Financial guaranty reinsurance net earned premiums were $25.6 million, down 15% from $30.1 million in the Second Quarter of 2003.  Included in this amount were $4.4 million of municipal bond refunding premiums, compared with $8.1 million in the Second Quarter of 2003.  Mortgage guaranty net earned premiums were $15.0 million, which includes $8.8 million resulting from a commutation, compared with $9.4 million in the Second Quarter of 2003, reflecting the runoff of our quota share mortgage guaranty reinsurance business.  Net earned premiums for Six Months 2004 were $77.3 million compared with $145.7 million for Six Months 2003.  Our other segment reduced net earned premiums by $48.9 million for Six Months 2004.  This decline was partially offset by recognition of $24.1 million of net earned premiums in the financial guaranty direct segment in the first quarter 2004 related to the close out of transaction types in which we no longer expect to participate.

Net Investment Income

Net investment income was $23.5 million for Second Quarter 2004 compared with $24.0 million for Second Quarter 2003.  Net investment income was $47.9 million for Six Months 2004, compared with $48.1 million for Six Months 2003.  Net investment income has decreased across the periods due to declining investment yields on decreased investment balances due to the close out of transaction types either through reinsurance or commutation. Pre-tax book yields were 4.7% and 5.0% for the periods ended June 30, 2004 and 2003, respectively. The decrease in investment yields is due to declining market interest rates from Six Months 2003 to Six Months 2004. However, the Lehman Aggregate Index, a commonly used benchmark for investment yields, increased to 4.7% as of June 30, 2004 from 4.2% as of December 31, 2003. Based on this increase we expect our pre-tax book yields to increase over the remainder of 2004.

Net Realized Investment Gains

Net realized investment gains, principally from the sale of fixed maturity securities, were $8.7 million and $2.0 million for Second Quarter 2004 and Second Quarter 2003, respectively and $9.9 million and $3.9 million for Six Months 2004 and Six Months 2003, respectively.  During the Second Quarter 2004, realized gains of $6.0 million were generated as a result of investments sold in connection with a commutation settlement of a residual value transaction.  The Company had no write downs of investments for other than temporary impairment losses for any of the periods presented. Included in net realized gains for the Six Months 2004 is a write down of $1.3 million related to the Company’s exited title reinsurance business.  The investment related to this write down is included in the other assets on our balance sheet.  There was no such write down for the Six Months 2003.  Net realized investment gains, net of related income taxes, were $6.3 million and $1.8 million for Second Quarter 2004 and Second Quarter 2003 respectively, and $6.3 million  and $3.1 million for Six Months 2004 and Six Months 2003, respectively.

Unrealized Gains (Losses) on Derivative Financial Instruments

Derivative financial instruments are recorded at fair value as required by FAS 133. We record part of the fair value in loss and LAE reserves as well as unearned premium reserve. The fair value adjustment gain for Second Quarter 2004 was $14.7 million as compared with $13.1 million for the same period in 2003.  The fair value adjustment gain for Six Months 2004 was $22.0 million compared with $12.0 million for Six Months 2003.  The change in fair value is related to many factors but primarily due to tightening credit spreads related to our asset-backed derivative portfolio.

The gain or loss created by the estimated fair value adjustment will rise or fall based on estimated market pricing and may not be an indication of ultimate claims. Fair value is defined as the amount at which an asset or liability could be bought or sold in a current transaction between willing parties. We generally plan to hold derivative financial instruments to maturity. Where we hold derivative financial instruments to maturity, these fair value adjustments would generally be expected to reverse resulting in no mark to market gain or loss over the entire term of the contract.

Loss and Loss Adjustment Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
Loss and Loss Adjustment Expenses	2004	2003	2004	2003
	($ in millions)		($ in millions)
Financial guaranty direct	$1.6	$6.4	$15.0	$8.4
Financial guaranty reinsurance	(0.9)	0.9	3.0	2.7
Mortgage guaranty	(3.3)	3.7	(4.5)	4.9
Other	(57.4)	24.8	(49.9)	43.0
Total	$(60.0)	$35.8	$(36.4)	$59.0

Loss and loss adjustment expenses for Second Quarter 2004 and Second Quarter 2003 were $(60.0) million and $35.8 million, respectively and $(36.4) million for Six Months 2004 and $59.0 million for Six Months 2003, respectively.  Our other segment includes $(57.4) million of loss and LAE incurred as a result of the commutation and retrocession of certain transactions including lines of business we no longer expect to underwrite.  Loss and loss adjustment expenses decreased in the financial guaranty direct segment, the financial guaranty reinsurance segment and the mortgage guaranty segment by $4.8 million, $1.8 million and $7.0 million, respectively, due to positive development attributable to certain case reserves as well as less of a contribution to portfolio reserves due to improving credit quality and runoff of certain business lines.  For Six Months 2004, loss and loss adjustment expenses in the financial guaranty direct segment include $12.3 million related to the closing out of transaction types that we do not expect to underwrite in the future, and the other includes favorable loss development of approximately $19.0 million related to the accounting for the unwinding of equity layer credit protection products.

Profit Commissions Expense

Profit commissions allow the reinsured to share favorable experience on a reinsurance contract due to lower than expected losses. Profit commissions primarily relate to our mortgage guaranty segment. Profit commissions for Second Quarter 2004 and Six Months 2004 were $4.8 million and $10.3 million, respectively, compared with $2.7 million and $5.7 million for the comparable periods in the prior year. In 2004 profit commissions expense related to the mortgage segment increased due to favorable loss experience.

Acquisition Costs

Acquisition costs primarily consist of ceding commissions, brokerage fees and operating expenses that are related to the acquisition of new business. Acquisition costs that vary with and are directly related to the acquisition of new business are deferred and are amortized in relation to earned premium. For Second Quarter 2004 and Second Quarter 2003, acquisition costs were $8.4 million and $19.4 million, respectively while Six Months 2004 and Six Months 2003, acquisition costs were $21.5 million and $31.2 million, respectively. The decrease of $11.0 million and $9.7 million for Second Quarter 2004 and Six Months 2004 is partially related to the financial guaranty reinsurance segment, as we have negotiated lower ceding commission rates in 2004 compared with prior year.  Additionally, acquisition costs in our other segment have decreased due to exiting certain lines of business, particularly the trade credit business which historically incurred an acquisition ratio of 30-35%.

Operating Expenses

For Second Quarter  2004 and Second Quarter 2003, operating expenses were $26.6 million and $7.5 million, respectively. Operating expenses for Six Months 2004 were $39.2, compared with $19.1 million for Six Months 2003.  The increase for Second Quarter 2004 was primarily due to the accelerated vesting of $11.3 million employee stock awards which occurred as part of the IPO in addition to various expenses incurred as a result of the establishment of a holding company since the expenses were not part of the expense allocation from ACE in prior years.  The increase in Six Months 2004 is due to the same factors as Second Quarter 2004.

Other Expenses

For the Second Quarter 2004 and Second Quarter 2003, other expenses were $2.5 million and $1.4 million, respectively while Six Months 2004 and Six Months 2003, other expenses were $5.6 million and $2.9 million respectively. The increase for Second Quarter 2004 of $0.9 million is due to increased interest expense related to the issuance of our 7% Senior Notes in May 2004.  In addition to this increase,  Six Months 2004 increased due to the $1.6 million write off of goodwill in our other segment.  This amount is related to the trade credit business which we exited as part of the IPO.

Income Tax

Income tax expense remained flat for Second Quarter 2004, compared with Second Quarter 2003.  However, Six Months 2004 increased $9.0 million to $27.2 million, compared with $18.2 million for Six Months 2003.  This increase reflects increased underwriting profitability and unrealized gains on derivative financial instruments. Our effective tax rate was 21.7% and 23.2% for Second Quarter 2004 and Six Months 2004 respectively, compared with 21.9% and 19.6% for Second Quarter  2003 and Six Months 2003 respectively.  Our effective tax rates reflect the proportion of income recognized by each of our operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 35%, UK subsidiaries taxed at the UK marginal corporate tax rate of 30%, and with no taxes for our Bermuda holding company and subsidiaries. Accordingly, our overall corporate effective tax rate fluctuates based on the distribution of taxable income across these jurisdictions.

Segment Results of Operations

Our financial results include three operating segments: financial guaranty direct, financial guaranty reinsurance and mortgage guaranty. For financial reporting purposes, we have a fourth segment, which we refer to as other. As we implement our mortgage guaranty strategy, we will consider whether to continue to report the results of our mortgage guaranty business as a separate segment. Management uses underwriting gains and losses as the primary measure of each segment’s financial performance. Underwriting gain (loss) includes net premiums earned, loss and loss adjustment expenses, acquisition expenses, profit commission expense and other operating expenses that are related to the operations of our insurance businesses. This measure excludes certain revenue and expense items, such as investment income, realized gains and losses, unrealized gains and losses on derivative financial instruments and interest expense, that are not directly related to the underwriting performance of our insurance operations, but are included in net income. For Second Quarter 2004 and Six Months 2004 our segment results exclude $11.3 million of operating expenses, related to the accelerated vesting of stock awards at the IPO date.

Financial Guaranty Direct Segment

The financial guaranty direct segment consists of our primary financial guaranty insurance business and our credit derivative business. Our financial guaranty direct segment began as a means to diversify our financial guaranty business’s historical focus on reinsurance. We have been building our market presence in the financial guaranty direct market over the past seven years, beginning with our single-name credit default swap business in 1996. In 2000, we expanded our direct product offerings to include credit protection on collateralized debt obligations (“CDO”s) and asset-backed and mortgage-backed securities, and began to build a primary monoline infrastructure, beginning a licensing program in the United States.

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

The table below summarizes the financial results of our financial guaranty direct segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of U.S. dollars)	2004	2003	2004	2003
Gross written premiums	$17.7	$20.8	$43.3	$34.8
Net written premiums	17.3	20.6	42.6	34.4
Net earned premiums	16.1	21.2	56.8	35.9
Loss and loss adjustment expenses	1.6	6.4	15.0	8.4
Profit commission expense	—	—	—	—
Acquisition costs	0.1	—	1.5	—
Operating expenses	4.3	1.9	7.6	4.6
Underwriting gain	$10.1	$12.9	$32.7	$22.9

Loss and loss adjustment expense ratio	9.9%	30.2%	26.5%	23.4%
Expense ratio	27.7%	9.0%	16.2%	12.8%
Combined ratio	37.6%	39.2%	42.7%	36.2%

For Second Quarter 2004 the financial guaranty direct segment contributed $17.7 million to gross written premiums, a decrease of $3.1 million, compared with $20.8 million for Second Quarter 2003. The decrease is mainly attributable to the runoff in our single name credit default swap book of business which accounted for $3.0 million.  Gross written premiums for Six Months 2004 and Six Months 2003 were $43.3 million and $34.8 million, respectively.  The increase of $8.5 million includes $10.4 million of gross written premium, recognized in the first quarter of 2004, related to the close out of transaction types in which we no longer expect to participate.

Gross and net written premiums in this segment generally are received on an installment basis, reflecting our focus on the structured finance and credit derivatives markets. In 2004 and 2003 installment premiums represented 100% of gross written premiums in this segment.

For Second Quarter 2004 and Six Months 2004, net written premiums were $17.3 million and $42.6 million, respectively, compared with $20.6 million for Second Quarter 2003 and $34.4 for Six Months 2003.  The variances in net written premiums are consistent with the variances in gross written premiums as we typically retain a substantial portion of this business.

Management uses the “present value of gross premiums written” (“PVP”) to evaluate new business production for our financial guaranty business, including both financial guaranty insurance and reinsurance and credit derivative contracts. This measure consists of upfront premiums plus the present value of installment premiums (discounted at 6%, which approximates the tax equivalent yield of our investment portfolio) for contracts entered into during the reporting period. Management uses this measure to provide a meaningful summary of new business production in our financial guaranty direct and financial guaranty reinsurance segments, as both upfront and installment premiums are included in our revenues. The present value of gross premiums written differs from gross written premiums as shown in our financial statements and should not be considered as a substitute for gross written premiums determined in accordance with GAAP.

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

The following table reconciles gross written premiums as presented in our statement of operations to the present value of gross premiums written and presents the net present value of installment premiums in-force, as well as gross par written and net par outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of U.S. dollars)	2004	2003	2004	2003
Gross written premiums	$17.7	$20.8	$43.3	$34.8
Less installment premiums included above	(17.7)	(20.8)	(43.3)	(34.8)

Upfront gross premiums	—	—	—	—
Present value of installment premiums related to contracts written in current period	14.4	15.4	22.2	36.1
Present value of gross premiums written	$14.4	$15.4	$22.2	$36.1

Gross par written:
Municipal finance	$246	$—	$246	$—
Structured finance	2,444	1,163	3,932	2,375
Total	$2,691	$1,163	$4,178	$2,375

As of period end:
Net present value of installment premiums in-force	$219.7	$205.4	$219.7	$205.4
Net present value of installment premiums in-force, net of related income taxes	159.1	147.8	159.1	147.8
Net par outstanding:
Municipal finance	$2,321	$2,381	$2,321	$2,381
Structured finance	23,454	18,140	23,454	18,140
Total	$25,775	$20,521	$25,775	$20,521

The present value of gross premiums written in a period is the result of the gross par written, the annual premium rate charged and the duration of the underlying security. The annual premium rate fluctuates based on credit spreads, asset category, credit rating and other security-specific characteristics, as well as market conditions, competition and other broader economic and market factors. For Second Quarter   2004 the present value of gross premiums written was $14.4 million, a decline of 7%, when compared with $15.4 million for the Second Quarter 2003.  Present value of gross premiums written was $22.2 million for Six Months 2004, compared with $36.1 million for Six Months 2003.  During the first quarter of 2004, the Company’s focus was on the IPO and implementation of the change in business strategy.  During the second quarter of 2004 we closed 20 transactions and management expects PVP in this segment to increase over the remainder of the year with the fourth quarter historically being the strongest quarter for this business. For both periods presented PVP declined relative to gross par written due to pricing and term of transactions insured.

The change in net present value of installment premiums in-force is a measurement used by management to evaluate the future net earned premium on business that has already been underwritten. The net present value of installment premiums in-force was $219.7 million and $205.4 million as of June 30, 2004 and 2003, respectively.

Net earned premiums for Second Quarter 2004 was $16.1 million compared with $21.2, a decrease of $5.1 million, or 24%. The primary reason for the decrease is associated with the run-off of the single name credit default swap book of business which accounted for $3.9 million.  Net earned premiums for Six Months 2004 increased $20.9 million compared with Six Months 2003, mainly due to the close out of transaction types the Company does not expect to underwrite in the future, which added $24.1 million during the first quarter of 2004.

Loss and loss adjustment expenses (“LAE”) were $1.6 million and $6.4 million, respectively, for the Second Quarter 2004 and Second Quarter 2003, while these expenses were $15.0 million and $8.4 million for Six Months 2004 and Six Months 2003, respectively.  Our loss and LAE are affected by changes in the mix, size and credit trends in our book of business, and by changes in our reserves for loss and loss adjustment expenses for prior periods. Our loss and LAE ratio is principally affected by the mix of business in our net earned premiums, credit events in our net par outstanding, market credit spreads and premium rates, among other factors. The loss and LAE ratios for the Second Quarter 2004 and 2003 were 9.9% and 30.2%, respectively.  The loss and LAE ratio for the Second Quarter 2003 included an incremental addition to case reserves of $2.0 million due to deteriorating credit quality in a CDO.  Additionally, for Second Quarter 2004 there was a reduction of portfolio reserves related to single name credit default swaps as a result of the runoff of this business.  The loss and LAE ratio for Six Months 2004 was 26.5% compared with 23.4% for 2003.   The loss and LAE ratio in 2004 included the impact of the close out of transactions types which we no longer participate, which resulted in $24.1 million of net earned premiums and $12.3 million in losses, or 18.2 points on the loss and LAE ratio in 2004.

For Second Quarter 2004 and Six Months 2004 acquisition costs were $0.1 million and $1.5 million, respectively. There were no acquisition costs for the comparable periods in 2003, because all transactions closed during the period were in derivative form.  Costs associated with derivative transactions are included in operating expenses.

Operating expenses for Second Quarter 2004 and Second Quarter 2003 were $4.3 million and $1.9 million, respectively.  Operating expenses for Six Months 2004 were $7.6 million, compared with $4.6 million for Six Months 2003.  These increases were primarily due to the increase in compensation expense discussed earlier, as well as an increase in other holding company expenses. Operating expenses are allocated based on total net earned premiums, excluding the net earned premium of retroactive reinsurance agreements entered into with subsidiaries of ACE as part of the IPO.

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

The table below summarizes the financial results of our financial guaranty reinsurance segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of U.S. dollars)	2004	2003	2004	2003

Gross written premiums	$35.8	$34.0	$88.2	$63.8
Net written premiums	35.8	33.9	88.2	63.0
Net earned premiums	25.6	30.1	46.0	47.0
Loss and loss adjustment expenses	(0.9)	0.9	3.0	2.7
Profit commission expense	0.3	0.9	0.4	1.0
Acquisition costs	6.6	11.9	13.7	17.4
Operating expenses	6.9	2.8	11.0	5.9
Underwriting gain	$12.7	$13.6	$17.9	$20.0

Loss and loss adjustment expense ratio	(3.5)%	3.0%	6.6%	5.8%
Expense ratio	53.6%	51.8%	54.3%	54.3%
Combined ratio	50.1%	54.8%	60.9%	60.1%

	Three Months Ended June 30,		Six Months Ended June 30,
Gross Written Premiums	2004	2003	2004	2003
Municipal finance	$25.1	$22.4	$65.6	$40.5
Structured finance	10.7	11.6	22.6	23.3
Total	$35.8	$34.0	$88.2	$63.8

Gross written premiums for our financial guaranty reinsurance segment include upfront premiums on transactions underwritten during the period, plus installment premiums on business primarily underwritten in prior periods. Consequently, this amount is affected by changes in the business mix between municipal finance, which tends to be upfront premium, and structured finance, which tends to be installment premium. For the Six Months 2004, 64% of gross written premiums in this segment were upfront premiums and 36% were installment premiums, compared with 34% and 66%, respectively for Six Months 2003.

Gross written premiums for Second Quarter 2004 were $35.8 million an increase of $1.8 million compared with $34.0 million for Second Quarter 2003. The principal driver of gross written premium growth has been the strong growth in municipal finance premiums, which grew 12.1% in 2004 compared with 2003 and contributed 70.1% of the segment’s gross written premiums in 2004 compared with 65.9% in 2003. Structured finance gross written premiums declined modestly in 2004 when compared with the same period in 2003.  Gross written premiums for Six Months 2004 were $88.2 million compared with $63.8 million for Six Months 2003.  The increase in gross written premiums during this period is primarily due to strong growth in municipal finance business, as described above.

The following table reconciles gross premiums written as presented in our statement of operations to the present value of gross premiums written and presents the net present value of installment premiums in-force:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of U.S. dollars)	2004	2003	2004	2003
Gross written premiums	$35.8	$34.0	$88.2	$63.8
Less installment premiums included above	13.7	22.4	31.5	29.4
Upfront gross written premiums	22.1	11.6	56.7	34.4
Present value of installment premiums related to contracts written in current period(1)	17.2	12.2	57.2	27.9
Present value of gross premiums written	$39.3	$23.8	$113.9	$62.4

Gross par written:(1)
Municipal finance	$1,590	$914	$3,522	$2,193
Structured finance	629	737	1,783	2,000
Total	$2,219	$1,651	$5,305	$4,193

As of period end:
Net present value of installment premiums in-force(1)	$147.2	$105.6	$147.2	$105.6
Net present value of installment premiums in-force, net of taxes(1)	102.7	68.9	102.7	68.9
Net par outstanding:(1)
Municipal finance	$52,061	$47,001	$52,061	$47,001
Structured finance	13,514	12,976	13,514	12,976
Total	$65,575	$59,977	$65,575	$59,977

(1)           This data is reported on a one-quarter lag due to the timing of receipt of reports prepared by our ceding companies.

For Second Quarter 2004 and Second Quarter 2003, the present value of gross premiums written was $39.3 million and $23.8 million, respectively. The present value of gross premiums written increased $51.5 million to $113.9 million in Six Months 2004 from $62.4 million in Six Months 2003. The increase in both periods of 2004 is primarily due to the increase in municipal gross written premiums, which corresponds to an increase of $5.1 billion in net par outstanding.

The net present value of installment premiums in-force for Six Months 2004 was $147.2 million compared with $105.6 million for the same period in 2003. The increase in the net present value of installment premiums in-force was driven by increases in the present value of installment premiums related to contracts written in the current period, offset principally by installment premiums received on contracts written in previous periods.

During Second Quarter 2004, there were changes in one and termination of another of our treaty reinsurance relationships that is expected to reduce new business volume for the next twelve months. These treaties contributed $45.8 million of PVP for Six Months 2004.

Net Written Premiums	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of U.S. dollars)	2004	2003	2004	2003
Municipal finance	$25.1	$22.3	$65.6	$39.7
Structured finance	10.7	11.6	22.6	23.3
Total	$35.8	$33.9	$88.2	$63.0

For Second Quarter and Six Months 2004 net written premiums were $35.8 million and $88.2 million, respectively, compared with $33.9 million and $63.0 million, respectively, for the same periods last year.  The increases of $1.9 million and $25.2 million is consistent with the increases in gross written premium described above.

Net Earned Premiums	Three Months Ended June 30		Six Months Ended June 30
(in millions of U.S. dollars)	2004	2003	2004	2003
Municipal finance	$10.0	$17.9	$22.6	$27.5
Structured finance	15.6	12.2	23.4	19.5
Total	$25.6	$30.1	$46.0	$47.0
Included in municipal reinsurance net premiums are refundings of	$4.4	$8.1	$7.3	$11.4

 The municipal finance business contribution includes refunding premiums, which reflect the unscheduled pre-payment or refundings of underlying municipal bonds due to lower interest rates. These unscheduled refunding premiums are sensitive to market interest rates and we evaluate our net earned premiums both including and excluding these premiums.

For the Second Quarter 2004 and Second Quarter 2003, net earned premiums were $25.6 million and $30.1 million, respectively.  The municipal finance line accounted for $7.9 million of the $4.5 million decrease in 2004, reflecting the decrease in refundings during the quarter.  This decrease was offset by an increase in net earned premiums in the structured finance line of business of $3.4 million.  Net earned premiums in Six Months 2004 and Six Months 2003 were $46.0 million and $47.0 million, respectively.

Losses and LAE incurred were $(0.9) million and $0.9 million, respectively, for the Second Quarter 2004 and Second Quarter 2003. Our loss and LAE ratios for the Second Quarter 2004 and Second Quarter 2003 were (3.5)% and 3.0%, respectively. The decrease in the loss and LAE ratio is due to a decrease in portfolio reserves attributable to improving credit quality, as well as positive development attributable to certain case reserves.  Loss and LAE ratios for Six Months 2004 and Six Months 2003 were consistent at 6.6% and 5.8%, respectively.

For the Second Quarter 2004 and Second Quarter 2003, acquisition costs were $6.6 million and $11.9 million, respectively, while acquisition costs were $13.7 million for Six Months 2004 compared with $17.4 million for Six Months 2003.  The decreases in acquisition costs over the period are directly related to the decreases in ceding commission rates negotiated as part of the treaties with our clients.

Operating expenses for Second Quarter 2004 and Second Quarter 2003, were $6.9 million and $2.8 million, respectively.  For Six Months 2004, operating expenses were $11.0 million, compared with $5.9 million for Six Months 2003.  Operating expenses for both periods in 2004 increased compared with 2003 as a result of  the increase in compensation expense discussed earlier, as well as an increase in other holding company expenses. Operating expenses are allocated based on total net earned premiums, excluding the net earned premium of retroactive reinsurance agreements entered into with subsidiaries of ACE as part of the IPO.

Mortgage Guaranty Segment

 Mortgage guaranty insurance provides protection to mortgage lending institutions against the default of borrowers on mortgage loans. We primarily function as a reinsurer in this industry and assume all or a portion of the risks undertaken by primary mortgage insurers. We use our mortgage guaranty platform to write investment grade rated mortgage guaranty business.

The table below summarized the financial results of our mortgage guaranty segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of U.S. dollars)	2004	2003	2004	2003
Gross written premiums	$0.9	$8.5	$14.9	$16.6
Net written premiums	0.9	8.2	14.9	16.3
Net earned premiums	15.0	9.4	23.4	19.0
Loss and loss adjustment expenses	(3.3)	3.7	(4.5)	4.9
Profit commission expense	4.3	1.4	9.3	4.6
Acquisition costs	1.7	1.5	2.6	2.5
Operating expenses	4.0	0.9	5.7	2.7
Underwriting gain	$8.3	$1.9	$10.3	$4.3

Loss and loss adjustment expense ratio	(22.1)%	39.4%	(19.4)%	25.8%
Expense ratio	66.7%	40.4%	75.2%	53.2%
Combined ratio	44.6%	79.8%	55.8%	79.0%

Gross written premiums for Second Quarter 2004 and Six Months 2004 were $0.9 million and $14.9 million, compared with $8.5 million and $16.6 million for the comparable periods in 2003.  The decrease in gross written premiums is related to the commutation of an excess of loss reinsurance contract, which resulted in negative gross written premium of $3.7 million during the quarter, as well as the run-off of our quota share treaty business.  The decrease for the Six Month period was offset by the execution of a significant excess of loss agreement during the first quarter 2004, which contributed $9.5 million to gross written premium.

Net written premiums for the Second Quarter 2004 and Six Months 2004 were $0.9 million and $14.9 million, compared with $8.2 million and $16.3 million for the comparable periods in 2003.  The change is consistent with the trend in gross written premiums, as we do not cede a significant amount of our mortgage guaranty business.

For Second Quarter 2004 and Second Quarter 2003, net earned premiums were $15.0 million and $9.4 million, respectively.  For the Six Months 2004 net earned premiums were $23.4 million compared with $19.0 million for Six Months 2003.  The increase in net earned premiums for both periods in 2004 is due to an $8.8 million release of unearned premium reserve related to the commutation mentioned above, offset by a decline in our quota share treaty business.

Loss and LAE were $(3.3) million and $3.7 million, respectively, for Second Quarter 2004 and Second Quarter 2003 and $(4.5) million and $4.9 Million for Six Months 2004 and 2003, respectively. The loss and LAE ratios for Second Quarter 2004 and Second Quarter  2003 were (22.1)% and 30.8%, respectively and (19.4)% and 22.8% for Six Months 2004 and 2003, respectively. The negative loss ratio for both periods in 2004 is primarily a result of favorable loss development related to older contracts, which are running off.  In addition, we have experienced higher than expected appreciation in real estate values, resulting in both lower frequency of claims and lower severity of losses.  Also contributing to the negative loss ratio is a $0.8 million reduction in portfolio reserves related to the commutation mentioned earlier.

Profit commission expense for Second Quarter 2004 and Second Quarter 2003 was $4.3 million and $1.4 million, respectively. For Six Months 2004 profit commission expense increased to $9.3 million, compared with $4.6 million for Six Months 2003.  The increase in profit commission expense is due to favorable loss development on experience rated quota share treaties in 2004.

Acquisition costs for Second Quarter 2004 and Second Quarter 2003 were $1.7 million and $1.5 million, respectively. Acquisition costs for Six Months 2004 were $2.6 million compared with $2.5 for Six Months 2003. The increase in acquisition costs, including the amortization of deferred acquisition costs in 2004 as compared with 2003 is directly related to the increase in net earned premiums.

Operating expenses for Second Quarter 2004 and Second Quarter 2003 were $4.0 million and $0.9 million, respectively.  For Six Months 2004 and Six Months 2003 operating expenses were $5.7 million and $2.7 million, respectively. Operating expenses are allocated based on total net earned premiums, excluding the net earned premium of retroactive reinsurance agreements entered into with subsidiaries of ACE as part of the IPO.

The expense ratio, which includes profit commission expense, was 66.7% and 40.4% for the Second Quarter 2004 and Second Quarter 2003, respectively, and 75.2% and 53.2% for the Six Months 2004 and Six Months 2003, respectively.  The increases in the expense ratios for both periods is primarily due to the increase in profit commission expense discussed above, as well as an increase in compensation expense and other holding company expenses.

Other Segment

Our other segment consists of certain non-core businesses that we have exited, or are in the process of exiting, including equity layer credit protection, trade credit reinsurance, title reinsurance, LA&H reinsurance and auto residual value reinsurance. Also included in the other segment is the impact of the affiliate reinsurance transactions. These reinsurance contracts were purchased for the benefit of all of our operating segments. We do not allocate the costs nor the related benefits of these transactions to each of the segments but rather record the impact of these transactions in the other segment.

The following table provides details of net earned premiums and underwriting results by line of business:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of U.S. dollars)	2004	2003	2004	2003
Net earned premiums:
Equity layer credit protection	$—	$7.6	$5.4	$20.2
Trade credit reinsurance	(34.6)	14.3	(25.3)	25.0
Title reinsurance	0.8	1.2	3.2	2.4
Auto residual value reinsurance	(32.2)	0.7	(32.2)	1.4
Affiliate reinsurance	—	(2.4)	—	(5.2)
Total	$(66.0)	$21.4	$(48.9)	$43.8

Underwriting gain (loss):
Equity layer credit protection	$0.5	$(5.7)	$2.7	$(4.6)
Trade credit reinsurance	(4.2)	(4.0)	(2.9)	(5.4)
Title reinsurance	0.3	0.8	1.0	1.8
Life accident and health	—	—	—	(0.5)
Auto residual value reinsurance	(5.4)	(1.9)	(7.9)	(4.4)
Affiliate reinsurance	—	(0.9)	—	(3.6)
Total	$(8.8)	$(11.7)	$(7.1)	$(16.6)

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

We anticipate that a major source of our liquidity, for the next twelve months and for the longer term, will be amounts paid by our operating subsidiaries as dividends. Certain of our operating subsidiaries are  subject to restrictions on their ability to pay dividends.  The amount available for Assured Guaranty Corp. (“AGC”), a Maryland domiciled insurance company and subsidiary of Assured Guaranty Ltd., to pay dividends in 2004 with notice to, but without the prior approval of, the Maryland Insurance Commissioner is approximately $25.6 million. Dividends paid by a U.S. company to a Bermuda holding company presently are subject to withholding tax at a rate of 30%. The amount available for Assured Guaranty Re International Ltd. (“ACRI”) to pay dividends in 2004 in compliance with Bermuda law is $569.1 million. The Company has committed to Standard & Poor’s Ratings Services (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”) that AGC will not pay more than $10.0 million per year in dividends. No such commitment was made for ACRI.

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

Net cash (used in) provided by operating activities was $(113.2) million and $152.2 million during Six Months 2004 and Six Months 2003, respectively. The negative cash used in operating activities is due to the unwinding of certain transactions related to the IPO which generated approximately $146.0 million of cash outflows.  Management believes operating activities will generate positive cash flow as these transactions conclude.  The operating cash flows were primarily provided by premiums received and investment income.

During the period ended June 30, 2003, ACRI and AGC paid $25.0 million and $3.3 million dividends, respectively, to ACE, which accounted for all of it’s financing activities.  No such dividends were paid in 2004.

As of June 30, 2004 our future cash payments associated with contractual obligations pursuant to our operating leases for office space and have not materially changed since December 31, 2003.  On May 18, 2004, Assured Guaranty US Holdings Inc., a subsidiary of the Company, issued $200.0 million of 7.0% senior notes due in 2034. The proceeds of the offering were  used to repay a $200.0 million promissory note, established as part of the IPO related formation transactions, issued to a subsidiary of ACE  prior to the IPO in April 2004.  The coupon on the Senior Notes is 7.0%, however, the effective rate will be approximately 6.4% due to a treasury hedge executed by the Company in March 2004.  These senior notes are fully and unconditionally guaranteed by Assured Guaranty.  We expect to have the capacity to repay and/or refinance these obligations as they come due.

Credit Facilities

The Company entered into a $250.0 million unsecured credit facility (“$250.0 million credit facility”) on April 29, 2004, with a syndicate of banks, for which ABN AMRO Incorporated and Bank of America (an affiliate of Banc of America Securities LLC) are acting as co-arrangers to which each of Assured Guaranty, AGC and Assured Guaranty (UK) Ltd., a subsidiary of Assured Guaranty organized under the laws of the United Kingdom, is  a party, as borrower.

The $250.0 million credit facility is a 364-day facility available for general corporate purposes, and any amounts outstanding under the facility at its expiration will be due and payable one year following the facility’s expiry. Under the $250.0 million credit facility, AGC can borrow up to $250.0 million, Assured Guaranty Ltd. has a borrowing limit not to exceed $50.0 million, and Assured Guaranty (UK) Ltd. has a borrowing limit not to exceed $12.5 million. The $250.0 million credit facility’s financial covenants require that Assured Guaranty: (a) maintain a minimum net worth of 75% of its pro forma net worth (determined as of the first required reporting date under the facility), (b) maintain an interest coverage ratio of at least 2.5:1, and (c) maintain a maximum debt-to-capital ratio of 30%. Assured Guaranty is in compliance with all of these financial covenants. In addition, the $250.0 million credit facility requires that AGC: (a) maintain qualified statutory capital of at least 80% of its statutory capital as of the fiscal quarter prior to the closing date of the facility, (b) maintain a ratio of aggregate net par outstanding to qualified statutory capital of not more than 150:1, and (c) maintain a maximum debt-to-capital ratio of 35%. AGC is in compliance with all of these financial covenants. While the obligations of the borrowers under the $250.0 million credit facility are several, a default by one  borrower will give rise to a right of the lenders to terminate the facility and accelerate all amounts then outstanding.

The $250.0 million credit facility replaced a $140.0 million credit facility (“$140.0 million credit facility”) with seven banks including Bank of America and Citibank N.A. that provided a one-year term loan provision. The $140.0 million credit facility was available to AGC for general corporate purposes, including the payment of claims, and was guaranteed by ACE. As of December 31, 2003, no amounts were outstanding under this facility. AGC had no borrowings under the life of this facility.  This facility’s financial covenants required that AGC: (1) maintain as of the end of each quarter, a consolidated debt to total capital ratio of not more than 35%, (2) not permit statutory capital to be less than 80% of statutory capital as of the fiscal quarter of AGC prior to the closing date of the facility, (3) not permit its ratio of net par to statutory capital to exceed 150:1, and (4) not permit the aggregate value of all property of AGC subject to a lien given to secure payment of credit derivative guaranties to exceed 11% of the sum of the total capitalization plus the aggregate value of all collateral provided for the benefit of the lending banks. AGC was in compliance with all of these financial covenants during the life of the facility. In addition, during any period in which AGC had outstanding borrowings under the credit facility, AGC’s ability to declare dividends was limited to (a) dividends payable to its material subsidiaries or (b) dividends payable not in excess of $15.0 million in any fiscal year.

AGC is also party to a non-recourse credit facility with a syndicate of banks including Deutsche Bank AG (an affiliate of Deutsche Bank Securities Inc.) which provides up to $175.0 million specifically designed to provide rating agency-qualified capital to further support AGC’s claims paying resources. The facility expires in November of 2010 and is subject to annual extension for an additional term of one year in order to maintain its term at seven periods.

AGC participated in a liquidity facility established for the benefit of ACE and certain of its subsidiaries. The overall facility is a 364-day credit agreement in the amount of $500.0 million with a syndicate of banks. AGC had a $50.0 million participation in the facility. AGC did not utilize the facility.   As of April 29, 2004, this facility was replaced with the $250.0 million credit facility.

ACE Bermuda made available to AGRI a $50.0 million credit line and ACE INA Holdings made available to AGC a $75.0 million credit line. Neither AGRI nor AGC utilized these lines.   As of April 29, 2004, theses lines were replaced with the $250.0 million credit facility.

Investment Portfolio

Our investment portfolio as of June 30, 2004 consists of $1,853.3 million of fixed maturity securities and $178.9 million of short-term investments compared with $2,052.2 million of fixed maturity securities and $137.5 million of short-term investments as of December 31, 2003.  Our fixed maturity securities have an average duration of 5.6 years as of June 30, 2004 and are designated as available for sale in accordance with FAS 115 “Accounting for Certain Investments in Debt and Equity Securities.” Fixed maturity securities are reported at fair value in accordance with FAS 115, and the change in fair value is reported as part of accumulated other comprehensive income.

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

The following table summarizes the ratings distributions of our investment portfolio as of June 30, 2004 and December 31, 2003. Ratings are represented by the lower of the Moody’s and S&P classifications.

	As of
	June 30, 2004	December 31, 2003

AAA or equivalent	76.2%	74.6%
AA	16.7	13.9
A	6.9	10.7
BBB	0.2	0.8
Total	100.0%	100.0%

As of June 30, 2004 and December 31, 2003, our investment portfolio did not contain any securities that were not rated or rated below investment grade.

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

Under agreements with our cedents and in accordance with statutory requirements, we maintain fixed maturity securities in trust accounts for the benefit of reinsured companies and for the protection of policyholders, generally in states where we or our subsidiaries, as applicable, are not licensed or accredited. The carrying value of such restricted balances as of June 30, 2004 and December 31, 2003 was $213.6 million and $370.0 million, respectively.

Under certain derivative contracts, we are required to post eligible securities as collateral, generally cash or U.S. government or agency securities. The need to post collateral under these transactions is generally based on marked to market valuations in excess of contractual thresholds. The fair market values of our pledged securities totaled $1.8 million as of June 30, 2004 and $154.8 million as of December 31, 2003.

Critical Accounting Policies

Our consolidated financial statements include amounts that, either by their nature or due to requirements of GAAP, are determined using estimates and assumptions. The actual amounts realized could ultimately be materially different from the amounts currently provided for in our consolidated financial statements. We believe the items requiring the most inherently subjective and complex estimates to be reserves for losses and LAE, valuation of derivative financial instruments, valuation of investments, other than temporary impairments of investments, premium revenue recognition, deferred acquisition costs and deferred income taxes. An understanding of our accounting policies for these items is of critical importance to understanding our consolidated financial statements. The following discussion provides more information regarding the estimates and assumptions used for these items and should be read in conjunction with the notes to our consolidated financial statements.

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

We update our estimates of loss and LAE reserves quarterly. Loss assumptions used in computing loss and LAE reserves are updated periodically for emerging experience, and any resulting changes in reserves are recorded as a charge or credit to earnings in the period such estimates are changed. Due to the inherent uncertainties of estimating loss and LAE reserves, actual experience may differ from the estimates reflected in our consolidated financial statements, and the differences may be material.

The following tables summarize our reserve for losses and LAE by segment, by type of reserve and by segment and type of reserve as of the dates presented. For an explanation of changes in these reserves see “—Consolidated Results of Operations.”

(in millions of U.S. dollars)	June 30, 2004	December 31, 2003
By segment:
Financial guaranty direct	$21.2	$29.9
Financial guaranty reinsurance	70.2	72.8
Mortgage guaranty	19.1	24.1
Other	186.7	395.8
Total	$297.2	$522.6

(in millions of U.S. dollars)	June 30, 2004	December 31, 2003
By type of reserve:
Case basis	$62.2	$128.9
IBNR	171.2	319.0
Portfolio	63.8	74.7
Total	$297.2	$522.6

	As of June 30, 2004
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)

By segment and type of reserve:
Case basis	$4.5	$30.3	$1.3	$26.0	$62.2
IBNR	—	—	10.5	160.7	171.2
Portfolio	16.7	39.9	7.3	—	63.8
Total	$21.2	$70.2	$19.1	$186.7	$297.2

The following table sets forth the financial guaranty in-force portfolio by underlying internal rating:

	As of June 30, 2004
Ratings	Net Par Outstanding	% of Net Par Outstanding
	(in millions of U.S. dollars)

AAA	$28,272	30.9%
AA	18,762	20.5
A	29,998	32.8
BBB	12,878	14.1
Below investment grade	1,440	1.7
Total exposures	$91,350	100.0%

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

The following table provides financial guaranty net par outstanding by credit monitoring category as of June 30, 2004:

	As of June 30, 2004
Description:	Net Par Outstanding	% of Net Par Outstanding
	(in thousands of U.S. dollars)

Fundamentally sound, normal risk	$89,439,370	97.9%
Closely monitored:
Category 1	1,653,954	1.9
Category 2	109,575	0.1
Category 3	116,491	0.1
Category 4	30,982	—
Sub total	1,911,002	2.1
Total	$91,350,372	100.0%

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

Valuation models include the use of management estimates and current market information. Management is also required to make assumptions on how the fair value of derivative instruments are affected by current market conditions. Management considers factors such as current prices charged for similar agreements, performance of underlying assets, and our ability to obtain reinsurance for our insured obligations. Due to the inherent uncertainties of the assumptions used in the valuation models to determine the fair value of these derivative products, actual experience may differ from the estimates reflected in our consolidated financial statements, and the differences may be material.

The fair value adjustment for the period ended June 30, 2004 was a $22.0 million gain as compared with $13.1 million for the period ended June 30, 2003. The change in fair value is related to many factors but primarily due to tightening credit spreads.

Valuation of Investments

As of June 30, 2004 and December 31, 2003, we had total investments of $2.0 billion and $2.2 billion, respectively. The fair values of all of our investments are calculated from independent market quotations.

As of June 30, 2004, approximately 91% of our investments were long-term fixed maturity securities, having an average duration of 5.6 years. Changes in interest rates affect the value of our fixed maturity portfolio. As interest rates fall, the fair value of fixed maturity securities increases and as interest rates rise, the fair value of fixed maturity securities decreases.

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

The Company had no write downs of investments for other than temporary impairment losses for the periods ended June 30, 2004 and 2003.

The following table summarizes the unrealized losses in our investment portfolio by type of security and the length of time such securities have been in a continuous unrealized loss position as of the dates indicated:

	As of June 30, 2004		As of December 31, 2003
Length of Time in Continuous Unrealized Loss	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(in millions of U.S. dollars)
Municipal securities
0-6 months	$201.3	$(4.1)	$56.2	$(1.0)
7-12 months	18.3	(1.2)	8.3	(0.2)
Greater than 12 months	—	—	—	—
	219.6	(5.3)	64.5	(1.2)
Corporate securities
0-6 months	45.6	(1.1)	35.1	(0.5)
7-12 months	10.3	(1.0)	9.5	(0.7)
Greater than 12 months	—	—	—	—
	55.9	(2.1)	44.6	(1.2)
U.S. Government obligations
0-6 months	193.2	(3.2)	16.2	(0.2)
7-12 months	13.4	(1.0)	—	—
Greater than 12 months	—	—
	206.6	(4.2)	16.2	(0.2)
Mortgage and asset-backed securities
0-6 months	127.5	(2.2)	125.2	(1.6)
7-12 months	25.2	(1.1)	29.8	(0.5)
Greater than 12 months	—	—
	152.7	(3.3)	155.0	(2.1)
Total	$634.8	$(14.9)	$280.3	$(4.7)

The following table summarizes the unrealized losses in our investment portfolio by type of security and remaining time to maturity as of the dates indicated:

	As of June 30, 2004
Remaining Time to Maturity	Estimated Fair Value	Gross Unrealized Losses
(in millions of U.S. dollars)

Municipal securities
Due in one year or less	$—	$—
Due after one year through five periods	30.8	(0.4)
Due after five periods through ten periods	28.8	(1.0)
Due after ten periods	160.0	(3.9)
	219.6	(5.3)
Corporate securities
Due in one year or less	—	—
Due after one year through five periods	20.5	(0.4)
Due after five periods through ten periods	20.6	(0.7)
Due after ten periods	14.8	(1.0)
	55.9	(2.1)
U.S. Government obligations
Due in one year or less	36.0	—
Due after one year through five periods	4.9	(0.1)
Due after five periods through ten periods	20.8	(0.6)
Due after ten periods	144.9	(3.5)
	206.6	(4.2)

Mortgage and asset-backed securities	152.7	(3.3)
Total	$634.8	$(14.9)

The following table summarizes, for all securities sold at a loss through June 30, 2004 and December 31, 2003, the fair value and realized loss by length of time such securities were in a continuous unrealized loss position prior to the date of sale:

	Period Ended
	June 30,		December 31,
	2004		2003
Length of Time in Continuous Unrealized Loss Prior to Sale	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(in millions of U.S. dollars)
Corporate securities
0-6 months	$12.6	$(0.1)	$12.4	$(0.4)
7-12 months	0.9	(1.3)	—	—
Greater than 12 months	—	—	—	—
	13.5	(1.4)	12.4	(0.4)
U.S. Government securities
0-6 months	10.3	(0.1)	9.4	(0.4)
7-12 months	—	—	—	—
Greater than 12 months	—	—	—	—
	10.3	(0.1)	9.4	(0.4)
Mortgage and asset-backed securities
0-6 months	9.4	(0.1)	5.7	(0.1)
7-12 months	1.3	(0.1)	—	—
Greater than 12 months	—	—	—	—
	10.7	(0.2)	5.7	(0.1)
Total	$34.5	$(1.7)	$27.5	$(0.9)

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

In our reinsurance businesses, we estimate the ultimate written and earned premiums to be received from a ceding company at the end of each quarter and the end of each year because some of our ceding companies report premium data anywhere from 30 to 90 days after the end of the relevant period. Written premiums reported in our statement of operations are based upon reports received by ceding companies supplemented by our own estimates of premium for which ceding company reports have not yet been received. As of June 30, 2004, the assumed premium estimate and related ceding commissions included in our consolidated financial statements are $19.9 million and $5.6 million, respectively. Key assumptions used to arrive at management’s best estimate of assumed premium are premium amounts reported historically and informal communications with ceding companies. Differences between such estimates and actual amounts are recorded in the period in which the actual amounts are determined. Historically, the differences have not been material. We do not record a provision for doubtful accounts related to our assumed premium estimate. Historically there have not been any material issues related to the collectibility of assumed premium.  As such we have not recorded a provision for doubtful accounts related to our premium receivable.

Deferred Acquisition Costs

Acquisition costs incurred that vary with and are directly related to the production of new business are deferred. These costs include direct and indirect expenses such as ceding commissions, brokerage expenses and the cost of underwriting and marketing personnel. As of June 30, 2004 and December 31,  2003, we had deferred acquisition costs of $186.8 million and $178.7 million, respectively. Ceding commissions paid to primary insurers are the largest component of deferred acquisition costs, constituting 76.9% and 80.2% of total deferred acquisition costs as of June 30, 2004 and December 31,  2003, respectively. Management uses its judgment in determining what types of costs should be deferred, as well as what percentage of these costs should be deferred. We periodically conduct a study to determine which operating costs vary with, and are directly related to, the acquisition of new business and qualify for deferral. Acquisition costs other than those associated with our credit derivative products are deferred and amortized in relation to earned premiums. Ceding commissions received on premiums we cede to other reinsurers reduce acquisition costs. Anticipated losses, LAE and the remaining costs of servicing the insured or reinsured business are considered in determining the recoverability of acquisition costs. Acquisition costs associated with credit derivative products are expensed as incurred.

Deferred Income Taxes

As of June 30, 2004 and December 31, 2003, we had a net deferred income tax liability of $5.2 million and $55.6  million, respectively. Certain of our subsidiaries are subject to U.S. income tax. Deferred income tax assets and liabilities are established for the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Such temporary differences relate principally to deferred acquisition costs, reserve for losses and LAE, unearned premium reserves, net operating loss carryforwards (“NOLs”), unrealized gains and losses on investments and derivative financial instruments and statutory contingency reserves. A valuation allowance is recorded to reduce a deferred tax asset to the amount that is more likely than not to be realized.

As of June 30, 2004, Assured Guaranty Re Overseas Ltd. (“AGRO”) had a stand-alone NOL of $103.1 million, which is available to offset its future U.S. taxable income. Substantially all of this NOL will be available until 2017, and the remainder will be available until 2023. AGRO’s stand-alone NOL is not permitted to offset income of any other members of AGRO’s consolidated group due to certain tax regulations. Under applicable accounting rules, we are required to establish a valuation allowance for NOLs that we believe are more likely than not to expire before utilized. Management believes it is more likely than not that $20.0 million of AGRO’s $103.1 million NOL will not be utilized before it expires and has established a $7.0 million valuation allowance related to the NOL deferred tax asset. The valuation allowance is subject to considerable judgment and will be adjusted to the extent actual taxable income differs from estimates of future taxable income that may be used to realize NOLs.

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

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Assured Guaranty Ltd.’s management, with the participation of Assured Guaranty Ltd.’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Assured Guaranty Ltd.’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, Assured Guaranty Ltd.’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Assured Guaranty Ltd.’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by Assured Guaranty Ltd. (including its consolidated subsidiaries) in the reports that it files or submits under the Exchange Act.

PART II – OTHER INFORMATION

Items 1, 2, 3, 4 and 5 are omitted either because they are inapplicable or because the answer to such question is negative.

Item 6 - Exhibits and Reports on Form 8-k

(a) Exhibits

                See Exhibit Index for a list of exhibits filed with this report.

(b) Reports on Form 8-K:

On August 3, 2004, Assured Guaranty Ltd. filed a Current Report on Form 8-K reporting under Item 12 of the report its second quarter 2004 results and the availability of its second quarter operating supplement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the under  signed thereunto duly authorized.

Assured Guaranty Ltd.(Registrant)

Dated: August 9, 2004	By:	/s/ ROBERT B. MILLS

Robert B. Mills Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1

Employment Agreement, dated April 28, 2004, among the Company, Assured Guaranty US Holdings Inc., Assured Guaranty Corp. and Dominic J. Frederico (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-111491) (the “Form S-1”)

10.2	Employment Agreement, dated April 28, 2004, between Assured Guaranty Corp. and Michael J. Schozer (incorporated by reference to Exhibit 10.2 to the Form S-1)

10.3

Employment Agreement, dated April 28, 2004, among the Company, Assured Guaranty US Holdings Inc., Assured Guaranty Corp. and Pierre A. Samson (incorporated by reference to Exhibit 10.3 to the Form S-1)

10.4

Employment Agreement, dated April 28, 2004, among the Company, Assured Guaranty US Holdings Inc., Assured Guaranty Corp. and James M. Michener (incorporated by reference to Exhibit 10.4 to the Form S-1)

10.5	Employment Agreement, dated April 28, 2004, among the Company, Assured Guaranty US Holdings Inc., Assured Guaranty Corp. and Robert B. Mills (incorporated by reference to Exhibit 10.5 to the Form S-1)

10.6	Assured Guaranty Ltd. 2004 Long-Term Incentive Plan

10.7

Master Separation Agreement, dated April 27, 2004, among the Company, ACE Limited, ACE Financial Services Inc. and ACE Bermuda Insurance Ltd.  (incorporated by reference to Exhibit 10.8 to the Form S-1)

10.8	Transition Services Agreement, dated April 27, 2004, between the Company and ACE Limited (incorporated by reference to Exhibit 10.9 to the Form S-1)

10.9	Registration Rights Agreement, dated April 27, 2004, among the Company, ACE Limited and ACE Bermuda Insurance Ltd. (incorporated by reference to Exhibit 10.10 to the Form S-1)

10.10

Tax Allocation Agreement, dated April 27, 2004, among the Company, ACE Financial Services Inc., ACE Prime Holdings, Inc., Assured Guaranty US Holdings Inc., Assured Guaranty Corp., AGR Financial Products Inc. and ACE Risk Assurance Company (incorporated by reference to exhibit 10.11 to the Form S-1)

10.11

Credit Agreement, dated as of April 29, 2004, among the Company, Assured Guaranty Corp., Assured Guaranty (UK) Ltd., the banks party thereto and ABN AMRO Bank N.V., as Administrative Agent (incorporated by reference to Exhibit 10.24 to the Form S-1)

10.12	Stock Purchase Agreement, dated April 15, 2004, between Assured Guaranty Re Overseas Ltd. and ACE Bermuda Insurance Ltd. (incorporated by reference to Exhibit 10.26 to the Form S-1)

10.13	Quota Share Retrocession Agreement, dated April 28, 2004, between Assured Guaranty Re Overseas Ltd. and ACE Tempest Re USA, Inc. for and on behalf of ACE American Insurance Company

10.14	Quota Share Retrocession Agreement, dated April 28, 2004, between Assured Guaranty Corp. and ACE Tempest Re USA, Inc. for and on behalf of ACE American Insurance Company

10.15	Quota Share Retrocession Agreement, dated April 28, 2004, between Assured Guaranty Re Overseas Ltd. and ACE INA Overseas Insurance Company Ltd.

10.16	Commutation and Release Agreement, dated April 28, 2004, between Westchester Fire Insurance Company and Assured Guaranty Re Overseas Ltd.

10.17	Quota Share Retrocession Agreement, dated April 28, 2004, between Assured Guaranty Re international Ltd. and ACE Bermuda Insurance Ltd.

10.18	Assignment and Termination Agreement, dated April 28, 2004, among Assured Guaranty Re International Ltd., ACE Bermuda Insurance Ltd. and ACE Capital Title Reinsurance Company

10.19	Assignment Agreement, dated April 28, 2004, among Assured Guaranty Re Overseas Ltd., ACE European Markets Insurance Limited and ACE Bermuda Insurance Ltd.

10.20	Assignment Agreement, dated April 15, 2004, among Assured Guaranty Re Overseas Ltd., ACE Bermuda Insurance Ltd. and ACE Capital Title Reinsurance Company

10.21	Assured Guaranty Ltd. Replacement Award Plan

10.22	Assured Guaranty Ltd. Replacement Award Plan Trust

31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002