Form 10-Q
period 2004-09-30
ASSURED GUARANTY LTD
filed 2004-11-09
CIK 1273813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

transition Period from to

Commission File No. 001-32141

ASSURED GUARANTY LTD.

(Exact name of registrant as specified in its charter)

Bermuda	98-042991
(State or other jurisdiction of incorporation)	(I.R.S. employer identification no.)

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

YES  ☐     NO  ☒

The number of registrant’s Common Shares ($0.01 par value) outstanding as of October 31 was 75,983,992 .

ASSURED GUARANTY LTD.

INDEX TO FORM 10-Q

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

1	Consolidated Balance Sheet as of September 30, 2004 (unaudited) and December 31, 2003

2	Consolidated Statements of Operations and Comprehensive Income (unaudited) for the Three and Nine Months Ended September 30, 2004 and 2003

3	Consolidated Statements of Shareholders’ Equity (unaudited) for the Nine Months Ended September 30, 2004

4	Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2004 and 2003

5	Notes to Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

Signatures

Assured Guaranty Ltd.
Consolidated Balance Sheets
(in thousands of U.S. dollars)

	September 30, 2004	December 31, 2003
	(unaudited)

Assets
Fixed maturity securities, at fair value (amortized cost: $1,853,691 in 2004 and $1,937,743 in 2003)	$1,948,704	$2,052,217
Short-term investments, at cost which approximates fair value	164,288	137,517
Total investments	2,112,992	2,189,734
Cash and cash equivalents	13,402	32,365
Accrued investment income	22,316	23,758
Deferred acquisition costs	186,861	178,673
Prepaid reinsurance premiums	20,632	10,974
Reinsurance recoverable on ceded losses	185,744	122,124
Due from affiliate	—	115,000
Unrealized gains on derivative financial instruments	26,326	—
Premiums receivable	40,031	63,997
Value of reinsurance business assumed	—	14,226
Goodwill	85,417	87,062
Other assets	22,946	19,954
Total assets	$2,716,667	$2,857,867

Liabilities and Shareholders’ Equity
Liabilities
Unearned premium reserves	$522,445	$625,429
Reserve for losses and loss adjustment expenses	297,421	522,593
Profit commissions payable	57,175	71,237
Reinsurance balances payable	26,690	4,908
Deferred income taxes	20,693	55,637
Unrealized losses on derivative financial instruments	—	8,558
Funds held by Company under reinsurance contracts	53,974	9,635
Long term debt	197,333	75,000
Other liabilities	53,049	47,246
Total liabilities	1,228,780	1,420,243
Commitments and contingencies
Shareholders’ equity
Common stock ($0.01 par value, 500,000,000 shares authorized; 75,983,992 shares issued and outstanding in 2004)	$760	$16,403
Treasury stock (436,000 shares outstanding)	(7,850)	—
Additional paid-in capital	900,202	955,490
Unearned stock grant compensation	(7,737)	(5,479)
Retained earnings	522,267	390,025
Accumulated other comprehensive income	80,245	81,185
Total shareholders’ equity	1,487,887	1,437,624
Total liabilities and shareholders’ equity	$2,716,667	$2,857,867

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Consolidated Statements of Operations and Comprehensive Income
(in thousands of U.S. dollars except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenues
Gross written premiums	$62,227	$110,313	$125,039	$304,598
Ceded premiums	7,246	327	106,871	(28,505)
Net written premiums	54,981	109,986	18,168	333,103
(Increase)decrease in net unearned premium reserves	(1,601)	(31,847)	112,548	(109,229)
Net earned premiums	53,380	78,139	130,716	223,874
Net investment income	23,203	23,816	71,045	71,920
Net realized investment gains	1,307	1,529	11,176	5,420
Unrealized gains on derivative financial instruments	12,881	14,349	34,884	26,322
Other income	15	193	560	1,014
Total revenues	90,786	118,026	248,381	328,550

Expenses
Loss and loss adjustment expenses	4,187	32,911	(32,154)	91,895
Profit commissions expense	1,051	1,816	11,384	7,466
Acquisition costs	14,215	17,902	35,761	49,123
Other operating expenses	14,022	12,283	53,251	31,452
Goodwill impairment	—	—	1,645	—
Interest expense	3,376	1,434	7,356	4,302
Total expenses	36,851	66,346	77,243	184,238

Income before provision for income taxes	53,935	51,680	171,138	144,312
Provision for income taxes
Current	11,005	6,678	18,430	14,087
Deferred	(1,581)	2,182	18,187	12,951
Total provision for income taxes	9,424	8,860	36,617	27,038
Net income	44,511	42,820	134,521	117,274
Other comprehensive income, net of taxes
Unrealized holding (losses) gains on fixed maturity securities arising during the year	29,512	(10,040)	(20,483)	14,498
Reclassification adjustment for realized (gains)losses included in net income	103	(11,570)	7,614	(14,332)
Change in net unrealized gains on fixed maturity securities	29,615	(21,610)	(12,869)	166
Comprehensive income	$74,126	$21,210	$121,652	$117,440

Earnings per share:
Basic	$0.59	$0.57	$1.79	$1.56
Diluted	$0.59	$0.57	$1.79	$1.56

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Consolidated Statements of Shareholders’ Equity
For the Nine Months Ended September 30, 2004
(in thousands of U.S. dollars)

(unaudited)

	Common Stock	Treasury Stock	Additional Paid-in capital	Unearned Stock Grant Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, December 31, 2003	$16,403	$—	$955,490	$(5,479)	$390,025	$81,185	$1,437,624
Net income	—	—	—	—	134,521	—	134,521
Common stock issuance	760	—	—	—	—	—	760
Dividends	—	—	—	—	(2,279)	—	(2,279)
Recapitalization due to IPO	(16,403)	—	16,403	—	—	—	—
Return of capital	—	—	(200,000)	—	—	—	(200,000)
Capital contribution	—	—	94,754	—	—	—	94,754
Tax benefit for options exercised	—	—	5,430	—	—	—	5,430
Tax basis step-up adjustment	—	—	28,124	—	—	—	28,124
Cash flow hedge, net of tax of $6,685	—	—	—	—	—	12,415	12,415
Unrealized loss on fixed maturity securities, net of tax of ($6,584)	—	—	—	—	—	(13,355)	(13,355)
Common shares purchased by trust	—	(7,850)	—	7,850	—	—	—
Unearned stock grant compensation, net	—		—	(10,108)	—	—	(10,108)

Balance, September 30, 2004	$760	$(7,850)	$900,202	$(7,737)	$522,267	$80,245	$1,487,887

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Consolidated Statements of Cash Flows
(in thousands of U.S. dollars)

(unaudited)

	Nine Months Ended September 30,
	2004	2003
Operating activities
Net income	$134,521	$117,274
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Non-cash interest and operating expenses	4,833	2,912
Net amortization of premium on fixed maturity securities	6,437	6,269
Goodwill impairment	1,645	—
Provision for deferred income taxes	18,613	12,951
Net realized investment gains	(6,871)	(5,420)
Change in unrealized gains on derivative financial instruments	(34,884)	(26,322)
Change in deferred acquisition costs	(8,197)	(18,360)
Change in accrued investment income	732	(1,218)
Change in premiums receivable	23,953	(15,656)
Change in due from affiliate	115,000	—
Change in prepaid reinsurance premiums	(9,658)	47,839
Change in unearned premium reserves	(102,890)	60,829
Change in reserve for losses and loss adjustment expenses, net	(259,890)	17,157
Change in profit commissions payable	(12,808)	(26,781)
Change in value of reinsurance business assumed	14,226	4,572
Change in funds held by Company under reinsurance contracts	44,339	2,695
Other	(13,501)	6,257
Net cash (used in) provided by operating activities	(84,400)	184,998

Investing activities
Fixed maturity securities:
Purchases	(492,576)	(707,796)
Sales	517,542	506,501
Maturities	14,172	94,612
(Purchases) of short-term investments, net	(28,292)	(37,259)
Net proceeds from sale of subsidiary	39,784	—
Net cash provided by (used in) investing activities	50,630	(143,942)

Financing activities
Net proceeds from issuance of senior notes	197,333	—
Repayment of note payable	(200,000)	—
Proceeds from cash flow hedge	19,250	—
Dividends paid	(2,279)	(31,750)
Net cash provided by (used in) financing activities	14,304	(31,750)
(Decrease)increase in cash and cash equivalents	(19,466)	9,306
Effect of exchange rate changes	503	1,517
Cash and cash equivalents at beginning of period	32,365	9,445
Cash and cash equivalents at end of period	$13,402	$20,268

The accompanying notes are an integral part of these consolidated financial statements.

ASSURED GUARANTY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

1.              Organization

On April 28, 2004, subsidiaries of ACE Limited (“ACE”), completed an initial public offering (“IPO”) of 49,000,000 of their 75,000,000 common shares, par value $0.01 per share, of Assured Guaranty Ltd., formerly AGC Holdings Ltd.  Assured Guaranty Ltd.’s common shares are traded on the New York Stock Exchange under the symbol “AGO”. The IPO raised approximately $840.1 million in net proceeds, all of which went to the selling shareholders.  As part of the IPO, Assured Guaranty Ltd. and ACE entered into various agreements which govern various settlement issues.  As part of these agreements all pre-IPO intercompany receivables and payables were settled with ACE on June 10, 2004.  In connection with the IPO, the following transactions took place:

•                  On April 15, 2004, Assured Guaranty Ltd. sold 100% of the common stock of its subsidiary, ACE Capital Title Reinsurance Company, to ACE Bermuda Insurance Ltd., a subsidiary of ACE, for $39.8 million. There was no gain or loss associated with the sale.

•                  On April 28, 2004, Assured Guaranty Re Overseas Ltd. (“AGRO”)  (an indirect subsidiary of Assured Guaranty Ltd.) commuted its remaining auto residual value reinsurance business and transferred assets with a market value of $108.3 million to a subsidiary of ACE. This transaction caused a $(5.4) million underwriting loss, offset by a $5.4 realized gain.

Assured Guaranty Ltd. is a Bermuda-based holding company which provides through its operating subsidiaries, credit enhancement products to the public finance, structured finance and mortgage markets. Credit enhancement products are financial guarantees or other types of support, including credit derivatives, that improve the credit of underlying debt obligations. Assured Guaranty Ltd. applies its credit expertise, risk management skills and capital markets experience to develop insurance, reinsurance and derivative products that meet the credit enhancement needs of its customers. Under a reinsurance agreement, the reinsurer, in consideration of a premium paid to it, agrees to indemnify another insurer, called the ceding company, for part or all of the liability of the ceding company under one or more insurance policies that the ceding company has issued.  A derivative is a financial instrument whose characteristics and value depend upon the characteristics and value of an underlying security or commodity. Assured Guaranty Ltd. markets our products directly to and through financial institutions, serving the U.S. and international markets.  Assured Guaranty Ltd.’s financial results include four principal business segments: financial guaranty direct, financial guaranty reinsurance, mortgage guaranty and other.  These segments are further discussed in Note 10.

2.              Basis of presentation

The interim unaudited consolidated financial statements, which include the accounts of Assured Guaranty Ltd. and its subsidiaries (“Assured Guaranty” or the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition, results of operations and cash flows for the periods presented.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  These interim consolidated financial statements cover the third quarters ended September 30, 2004 (“Third Quarter 2004”) and September 30, 2003 (“Third Quarter 2003”) and the nine-month periods ended September 30, 2004

(“Nine Months 2004”) and September 30, 2003 (“nine Months 2003”).  Certain items in the prior year financial statements have been reclassified to conform with the current period presentation.

Amounts presented prior to April 28, 2004, the IPO date, were prepared on an historical combined basis, since Assured Guaranty Ltd. and its subsidiaries were included in the results of ACE. However, since the entities are the same for all periods presented, the financial statements have been prepared and reported on a consolidated basis.  This presentation has no impact on the Company’s results of operations or financial condition. Certain expenses reflected in the combined financial statements include allocations of corporate expenses incurred by ACE, related to general and administrative services provided to the Company, including tax consulting and preparation services, internal audit services and liquidity facility costs. These expenses were allocated based on estimates of the cost incurred by ACE to provide these services to the Company and are mainly reflected in 2003 amounts.

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

During September 2004, FASB Staff Position (“FSP”) EITF Issue 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” was issued, delaying the effective date for the recognition and measurement guidance of EITF 03-1, as contained in paragraphs 10-20, until certain implementation issues are addressed and a final FSP providing implementation guidance is issued. The final FSP providing implementation guidance is expected to be issued early in December 2004. The disclosure requirements of the consensus remain in effect. The Company will continue to monitor this project and its potential effects on our results of operations.

On October 13, 2004, the FASB concluded that Statement 123R, “Share-Based Payment”, which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies (except small business issuer as defined in SEC Regulation S-B) for interim or annual periods beginning after June 15, 2005.  Retroactive application of the requirements of Statement 123 (not Statement 123R) to the beginning of the fiscal year that includes the effective date would be permitted, but not required.  Early adoption of Statement 123R is encouraged.

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

In the event that any or all of the reinsurers are unable to meet their obligations, the Company would be liable for such defaulted amounts. Direct, assumed, and ceded reinsurance amounts were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of U.S. Dollars)	2004	2003	2004	2003
Premiums Written:
Direct	$12,362	$13,657	$(64,564)	$32,057
Assumed	49,865	96,656	189,603	272,541
Ceded	7,246	327	106,871	(28,505)
Net	$54,981	$109,986	$18,168	$333,103

Premiums Earned:
Direct	$13,055	$12,664	$43,501	$30,842
Assumed	52,528	69,226	183,192	212,927
Ceded	12,203	3,751	95,977	19,895
Net	$53,380	$78,139	$130,716	$223,874

Loss and Loss Adjustment Expenses:
Direct	$(1,084)	$31,886	$(8,761)	$50,238
Assumed	7,406	11,381	55,734	61,501
Ceded	2,135	10,356	79,127	19,844
Net	$4,187	$32,911	$(32,154)	$91,895

In connection with the IPO, we have entered into several reinsurance agreements with subsidiaries of ACE that are considered retroactive reinsurance contracts. Under applicable accounting rules related to retroactive reinsurance, the Company would not be able to recognize a reinsurance recoverable on future adverse loss development, if applicable, until the Company paid the underlying loss and the Company is reimbursed by ACE. This difference in timing will cause our results of operations to otherwise be lower during any period in which, if at all, we recognize a loss for adverse development on one of these agreements, notwithstanding the reinsurance, and will be recaptured through income in the period in which we actually pay the underlying loss. During Second Quarter 2004, at the initiation of these retroactive reinsurance contracts, ceded premiums written were increased $92.5 million, ceded premiums earned were increased $66.9 million and ceded loss and loss adjustment expenses were increased $56.9 million due to these retroactive reinsurance agreements.  No amounts were recorded during Third Quarter 2004 relating to these agreements.

For Nine Months 2004 direct premiums written and direct loss and loss adjustment expenses (“LAE”) were impacted $(97.8) million and $(19.0) million, respectively, from the close out of transaction types either through reinsurance or commutation the Company does not expect to underwrite in the future.  Reinsurance recoverable on ceded unpaid losses and LAE as of September 30, 2004 and December 31, 2003 is $185.7 million and $122.1 million, respectively. Of these amounts, $185.7 million and $100.1 million, respectively, relate to reinsurance agreements with ACE.

For Third Quarter 2004, $12.1 million, $13.4 million and $7.9 million of our gross written premiums was ceded by Financial Security Assurance Inc. (“FSA”), Ambac Assurance Corporation (“Ambac”) and MBIA Insurance Corporation (“MBIA”), respectively.  For Nine Months 2004, $57.2 million, $34.1 million and $24.5 million of our gross written premiums was ceded by FSA, Ambac and MBIA, respectively.

5. Commitments and Contingencies

Various lawsuits have arisen in the ordinary course of the Company’s business. It is the opinion of the Company’s management, based upon the available information, that the expected outcome of these matters, individually and in the aggregate, will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity, although an adverse resolution of one or more of these items could have a material adverse effect on the Company’s results of operations in a particular quarter or fiscal year.

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

On May 18, 2004, Assured Guaranty US Holdings Inc., a subsidiary of the Company, issued $200.0 million of 7.0% Senior Notes due 2034. The proceeds of the offering were used to repay a $200.0 million promissory note issued to a subsidiary of ACE in April 2004 as part of the IPO related formation transactions.  The coupon on the Senior Notes is 7.0%, however, the effective rate will be approximately 6.4%, taking into account the effect of a cash flow hedge executed by the Company in March 2004.   Interest expense of $3.4 million for Third Quarter 2004 and $5.2 million for Nine Months 2004 was recorded for these Senior Notes.  These Senior Notes are fully and unconditionally guaranteed by Assured Guaranty Ltd.

As of December 31, 2003, the Company’s long-term debt included $75.0 million of cumulative monthly income preferred shares issued in 1994 through a former affiliate of the Company, Capital Re LLC, a limited liability company organized under the laws of Turks and Caicos Islands. The amount paid to preferred shareholders for Third Quarter 2003 was $1.4 million and for Nine Months 2004 and Nine Months 2003 it was $2.1 million and $4.3 million, respectively, and is shown on the consolidated statements of operations and comprehensive income as interest expense.   No amounts were recorded during Third Quarter 2004.  Upon completion of the IPO, Capital Re LLC and the obligation with respect to the $75.0 million cumulative monthly preferred shares remained with ACE.

On April 29, 2004,  the Company entered into a $250.0 million unsecured credit facility to replace its general corporate purpose credit facilities (“$250.0 million credit facility”), with a syndicate of banks, for which ABN AMRO Incorporated and Bank of America (an affiliate of Banc of America Securities LLC) acted as co-arrangers to which each of Assured Guaranty Ltd., Assured Guaranty Corp. (“AGC”), a Maryland domiciled insurance company and subsidiary of the Company and Assured Guaranty (UK) Ltd., a subsidiary of Assured Guaranty Ltd. organized under the laws of the United Kingdom, is a party, as borrower. The $250.0 million credit facility is a 364-day facility and any amounts outstanding under the facility at its expiration will be due and payable one year following the facility’s expiry. Under the $250.0 million credit facility, AGC can borrow up to $250.0 million, Assured Guaranty Ltd. has a borrowing limit not to exceed $50.0 million, and Assured Guaranty (UK) Ltd. has a borrowing limit not to exceed $12.5 million.  As of September 30, 2004, no amounts had been drawn under this credit facility.

As of September 30, 2004, the Company was party to a non-recourse credit facility with a syndicate of banks, which provided up to $175.0 million. This facility was specifically designed to provide rating agency qualified capital to further support the Company’s claim paying resources. This agreement is due to expire November 2010.   As of September 30, 2004, no amounts had been drawn under this credit facility.

As of December 31, 2003, the Company had entered into the following credit facilities, which were available for general corporate purposes:

(i)            The Company participated in a liquidity facility established for the benefit of ACE and certain of its subsidiaries. The overall facility was a 364-day credit agreement in the amount of $500.0 million with a syndicate of banks. The Company had a $50.0 million participation in the facility.  In connection with the IPO, as of April 29, 2004, the Company’s participation in this facility was replaced by the $250.0 million credit facility.

(ii)           The Company also participated in a liquidity facility established for the benefit of AGC. The overall facility was a 364-day credit agreement in the amount of $140.0 million with a syndicate of banks. Under the terms of this liquidity facility, AGC would have been required to pledge collateral to one of the syndicate banks, if the amount of collateral posted for the benefit of AGC credit default swap counterparties exceeded 11% of AGC shareholders’ equity.  In such case an amount equal to that excess was to have been pledged for the benefit of the syndicate banks. As of December 31, 2003, AGC had not posted any collateral under this covenant.   In connection with the IPO, as of April 29, 2004 the Company’s participation in this facility was replaced by the $250 million credit facility.

(iii)          The Company had a $75.0 million line of credit facility and a $50.0 million line of credit facility from subsidiaries of ACE.  Due to the IPO, as of April 29, 2004 these facilities were replaced.  As of December 31, 2003, no amounts had been drawn under these credit facilities.

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

Upon completion of the IPO, any unvested options to purchase ACE ordinary shares granted to our officers or employees under the ACE employee long term incentive plan immediately vested and any unvested restricted ACE ordinary shares were forfeited. These officers and employees generally had 90 days from the date of the IPO to exercise any vested options to acquire ACE ordinary shares. The acceleration of vesting of options to purchase ordinary shares resulted in a pre-tax charge to us of approximately $3.5 million.  Based upon a price of $42.79 per ACE ordinary share, the Company incurred a pre-tax charge of $7.8 million and contributed cash in the same amount to fund a trust, with an independent trustee, for the value of the restricted ACE ordinary shares forfeited by all of our officers and employees. These pre-tax charges took place during Second Quarter 2004 and are included in other operating expenses on the consolidated statements of operation and comprehensive income.  The trust purchased common shares in the IPO and allocated to each such individual common shares having the approximate value of the ACE ordinary shares forfeited by such individual. Based on the initial public offering price of $18.00 per common share, the trust purchased approximately 436,000 common shares. This transaction is reported in shareholders’ equity as treasury stock and unearned stock grant compensation.  The common shares will be deliverable to each individual on the 18-month anniversary of the IPO so long as during that 18-month period the individual was not employed, directly or indirectly, by any designated financial guaranty company. Any forfeited common shares will be delivered to us. The independent trustee will not have any beneficial interest in the trust. Since completion of the IPO, our officers and employees are no longer eligible to participate in ACE’s employee long-term incentive plans.   In connection with these events, Assured Guaranty received $4.5 million from ACE, for the book value of unrestricted compensation, which it recorded in unearned stock grant compensation, which is included in shareholders equity.

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

In connection with the IPO, awards of options and restricted common shares were made to our officers and employees. Each of the options will vest in equal annual installments over a three-year period and will expire on the tenth anniversary of the date of grant. The exercise price of the options is $18.00, the public offering price of the IPO. Restricted common shares will vest in equal annual installments over a four-year period. Options to purchase an aggregate of 1,873,300 common shares and an aggregate of 931,400 restricted common shares were issued in connection with the IPO.

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

The following table outlines the Company’s net income, and basic and diluted earnings per share for the periods ended September 30, 2004, had the compensation cost been determined in accordance with the fair value method recommended in FAS 123.

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands of U.S. dollars, except per share amounts)	2004	2004

Net income as reported	$44,511	$134,521
Add: Stock-based compensation expense included in reported net income, net of income tax	538	1,452
Deduct: Compensation expense, net of income tax	(1,253)	(2,618)
Pro Forma	$43,796	$133,355

Basic Earnings Per Share:
As reported	$0.59	$1.79
Pro forma	$0.58	$1.78
Diluted Earnings Per Share:
As reported	$0.59	$1.79
Pro forma	$0.58	$1.78

Since the Company was a subsidiary of ACE during the periods presented in 2003, management has determined that disclosing amounts related to these periods would not be meaningful, as the compensation cost determined under FAS 123 would be based on ACE’s ordinary share price.  The amount of stock-based compensation expense included in reported net income, net of income tax, was $0.6 million for Third Quarter 2003 and $1.5 million for Nine Months 2003.

The fair value of options issued is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants for the Third Quarter 2004 and Nine Months 2004, respectively: dividend yield of 0.7 percent, expected volatility of 19.3339 percent, risk free interest rate of 4.12 percent. The expected life of the options is 5 years.

8. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

(in thousands of U.S. dollars,	Three Months Ended September 30,			Nine Months Ended September 30,
except per share amounts)	2004	2003		2004	2003

Net income	$44,511	$42,820		$134,521	$117,274
Basic shares(1)	75,000,000	75,000,000	(1)	75,000,000	75,000,000	(1)
Effect of dilutive securities:
Stock awards	3,522	—		2,200	—
Diluted shares(1)(2)	75,003,522	75,000,000	(1)	75,002,200	75,000,000	(1)
Basic EPS	$0.59	$0.57		$1.79	$1.56
Diluted EPS	$0.59	$0.57		$1.79	$1.56

(1)          Since the shares held as treasury stock are required to be settled by delivery of employer stock, those shares are included in the calculation of basic and diluted EPS.

(2)          Based on shares outstanding immediately prior to the IPO.

9.  Tax Allocation Agreement

In connection with the IPO, the Company and ACE Financial Services Inc. (“AFS”)  entered into a tax allocation agreement, whereby the Company and AFS will make a “Section 338 (h)(10)” election that will have the effect of increasing the tax basis of certain affected subsidiaries tangible and intangible assets to fair value.  Future tax benefits that the Company derives from the election will be payable to AFS when realized by the Company.

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

The Company recorded a $52.8 million reduction of its existing deferred tax liability, based on an estimate of the ultimate resolution of the Section 338(h)(10) election.  Under the tax allocation agreement, the Company estimates that as of the IPO date, it will pay $24.7 million to AFS and accordingly has established this amount as a liability, which is included in other liabilities on the balance sheet.   The difference, which is attributable to the change in the tax basis of certain liabilities for which there is no associated step-up in the tax basis of its assets and no amounts due to AFS, resulted in an increase to additional paid-in capital of $28.1 million.

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

The Company’s reportable operating business segments are strategic business units that offer different products and services. They are managed separately since each business requires different marketing strategies and underwriting skill sets.

The Company does not segregate assets and liabilities at a segment level since management reviews and controls these assets and liabilities on a consolidated basis. The Company allocates certain operating expenses to each segment based on the proportion of net earned premium for each respective segment to the total net earned premium excluding the impact of retroactive reinsurance agreement.  Management uses underwriting gains and losses as the primary measure of each segment’s financial performance.  There were no inter-segment transactions during the periods presented.

The following table summarizes the components of underwriting gain (loss) for each reporting segment:

	Three months ended September 30, 2004
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
Gross written premiums	$16.1	$35.6	$5.3	$5.2	$62.2
Net written premiums	14.1	35.6	5.3	—	55.0
Net earned premiums	16.5	31.9	5.1	—	53.4
Loss and loss adjustment expenses	(1.2)	10.8	(5.4)	—	4.2
Profit commission expense	—	(0.2)	1.3	—	1.1
Acquisition costs	1.4	12.1	0.5	—	14.1
Operating expenses	4.3	8.4	1.3	—	14.0
Underwriting gain	$11.9	$0.7	$7.4	$—	$20.0

	Three months ended September 30, 2003
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
Gross written premiums	$17.1	$61.4	$5.7	$26.0	$110.2
Net written premiums	17.0	61.2	5.7	26.0	109.9
Net earned premiums	16.0	21.4	5.6	35.2	78.1
Loss and loss adjustment expenses	4.7	7.7	(3.9)	24.4	32.9
Profit commission expense	—	—	1.6	0.3	1.9
Acquisition costs	1.2	8.2	1.0	7.5	17.9
Operating expenses	2.5	3.4	0.9	5.5	12.3
Underwriting gain (loss)	$7.6	$2.2	$6.0	$(2.5)	$13.2

	Nine months ended September 30, 2004
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
Gross written premiums	$59.4	$123.8	$20.2	$(78.4)	$125.0
Net written premiums	56.7	123.8	20.2	(182.5)	18.2
Net earned premiums	73.3	77.8	28.5	(48.9)	130.7
Loss and loss adjustment expenses	13.8	13.7	(9.9)	(49.8)	(32.2)
Profit commission expense	—	0.2	10.6	0.6	11.4
Acquisition costs	2.9	25.9	3.1	3.8	35.7
Operating expenses(1)	11.9	19.4	7.0	3.6	41.9
Underwriting gain (loss)	$44.6	$18.6	$17.7	$(7.1)	$73.9

(1)          Excludes $11.3 million of operating expenses, included in other operating expenses on the consolidated statements of operation and comprehensive income, related to the accelerated vesting of stock awards at the IPO date.

	Nine months ended September 30, 2003
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
Gross written premiums	$54.2	$125.2	$20.0	$105.1	$304.5
Net written premiums	53.4	124.2	20.0	135.4	333.0
Net earned premiums	54.1	68.4	21.9	79.5	223.9
Loss and loss adjustment expenses	13.1	10.4	1.0	67.4	91.9
Profit commission expense	—	1.0	6.2	0.3	7.5
Acquisition costs	1.2	25.6	3.5	18.8	49.1
Operating expenses	7.1	9.3	3.6	11.6	31.6
Underwriting gain (loss)	$32.7	$22.2	$7.6	$(18.6)	$43.8

The following is a reconciliation of total underwriting gain to income before provision for income taxes for the periods ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of U.S. dollars)	2004	2003	2004	2003
Total underwriting gain	$20.0	$13.2	$73.9	$43.8
Net investment income	23.2	23.8	71.0	71.9
Net realized investment gains	1.3	1.5	11.2	5.4
Unrealized gains on derivative financial instruments	12.9	14.3	34.9	26.3
Other income	—	0.2	0.6	1.0
Accelerated vesting of stock awards	—	—	(11.3)	—
Goodwill impairment	—	—	(1.6)	—
Interest expense	(3.4)	(1.4)	(7.4)	(4.3)
Income before provision for income taxes	$53.9	$51.7	$171.1	$144.3

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

The following table provides underwriting gain (loss) by line of business for the other segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of U.S. dollars)	2004	2003	2004	2003
Underwriting gain (loss):
Equity layer credit protection	$—	$(15.2)	$2.7	$(19.8)
Trade credit reinsurance	—	(0.1)	(2.9)	(5.5)
Title reinsurance	—	2.9	1.0	4.7
Life accident and health reinsurance	—	(0.1)	—	(0.6)
Auto residual value reinsurance	—	0.1	(7.9)	(4.3)
Affiliate reinsurance	—	9.9	—	6.9
Total	$—	$(2.5)	$(7.1)	$(18.6)

The following table provides the lines of business from which the Company’s other reporting segment derives its net earned premiums:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of U.S. dollars)	2004	2003	2004	2003
Net earned premiums:
Other:
Equity layer credit protection	$—	$19.5	$5.4	$39.7
Trade credit reinsurance	—	11.6	(25.3)	36.6
Title reinsurance	—	4.6	3.2	7.0
Auto residual value reinsurance	—	0.7	(32.2)	2.1
Life, accident and health reinsurance	—	—	—	—
Affiliate reinsurance	—	(1.2)	—	(5.9)
Total	$—	$35.2	$(48.9)	$79.5

11. Subsidiary information

The following tables present, in thousands of U.S. dollars, the condensed consolidated financial information for Assured Guaranty Ltd., Assured Guaranty US Holdings Inc.  and our other subsidiaries at September 30, 2004 and December 31, 2003 and for the three and nine months ended September 30, 2004 and 2003.

CONDENSED CONSOLIDATING BALANCE SHEET

at September 30, 2004

		Assured
	Assured	Guaranty US			Assured
	Guaranty Ltd.	Holdings	Other	Consolidating	Guaranty Ltd.
	(Parent Company)	Inc.	Subsidiaries	Adjustments	(Consolidated)

Assets
Total investments and cash	$629	$1,252,727	$873,038	$—	$2,126,394
Investments in subsidiaries	1,490,163			(1,490,163)	—
Deferred acquisition costs		146,752	36,659	3,450	186,861
Reinsurance recoverable		30,939	157,007	(2,202)	185,744
Goodwill		85,417	—	—	85,417
Premiums receivable		39,678	40,754	(40,401)	40,031
Other	182	87,311	46,886	(42,159)	92,220
Total assets	$1,490,974	$1,642,824	$1,154,344	$(1,571,475)	$2,716,667

Liabilities and shareholders’ equity

Liabilities

Unearned premium reserves	$—	$386,090	$170,929	$(34,574)	$522,445
Reserve for losses and loss adjustment Expenses	—	117,581	181,760	(1,920)	297,421
Profit commissions payable	—	4,066	53,108	—	57,175
Deferred income taxes	—	38,617	(18,288)	364	20,693
Long-term debt		197,333	—	—	197,333
Other	3,090	108,330	67,752	(45,456)	133,716
Total liabilities	3,090	852,018	455,261	(81,586)	1,228,783

Total shareholders’ equity	1,487,884	790,806	699,083	(1,489,889)	1,487,884

Total liabilities and shareholders’ equity	$1,490,974	$1,642,824	$1,154,344	$(1,571,475)	$2,716,667

CONDENSED CONSOLIDATING BALANCE SHEET

at DECEMBER 31, 2003

		Assured
	Assured	Guaranty US			Assured
	Guaranty Ltd.	Holdings	Other	Consolidating	Guaranty Ltd.
	(Parent Company)	Inc.	Subsidiaries	Adjustments	(Consolidated)

Assets
Total investments and cash	$—	$1,205,536	$1,016,563	$—	$2,222,099
Investments in subsidiaries	1,512,068	—	—	(1,512,068)	—
Deferred acquisition costs	—	146,926	28,297	3,450	178,673
Reinsurance recoverable	—	—	122,124	—	122,124
Goodwill	—	87,062	—	—	87,062
Premiums receivable	—	28,434	155,631	(5,068)	178,997
Other	12	36,227	45,731	(13,058)	68,912
Total assets	$1,512,080	$1,504,185	$1,368,346	$(1,526,744)	$2,857,867

Liabilities and shareholders’ equity

Liabilities

Unearned premium reserves	$—	$389,027	$240,367	$(3,965)	$625,429
Reserve for losses and loss adjustment Expenses	—	106,252	416,341	—	522,593
Profit commissions payable	—	4,007	67,230	—	71,237
Deferred income taxes	—	78,054	(22,781)	364	55,637
Long-term debt	—	—	—	75,000	75,000
Other	—	47,719	34,247	(11,619)	70,347
Total liabilities	—	625,059	735,404	59,780	1,420,243

Total shareholders’ equity	1,512,080	879,126	632,942	(1,586,524)	1,437,624

Total liabilities and shareholders’ equity	$1,512,080	$1,504,185	$1,368,346	$(1,526,744)	$2,857,867

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

for the nine months ended September 30, 2004

	Assured	Assured			Assured
	Guaranty Ltd.	Guaranty US	Other	Consolidating	Guaranty Ltd.
	(Parent Company)	Holdings Inc.	Subsidiaries	Adjustments	(Consolidated)
Revenues
Net premiums written	$—	$44,425	$(26,257)	$—	$18,168
Net premiums earned	—	85,172	45,544	—	130,716
Net investment income	—	39,091	31,954	—	71,045
Net realized gains	—	419	10,757	—	11,176
Unrealized gains (losses) on derivative financial instruments	—	34,229	655	—	34,884
Other revenues	—	14	546	—	560

Total revenues	—	$158,925	$89,456	—	$248,381

Expenses
Loss and loss adjustment expenses	$—	$(1,370)	$(30,784)	$—	$(32,154)
Acquisition costs and other operating expenses	10,923	61,883	32,449	2,148	107,402
Other	—	1,608	387		1,994

Total expenses	10,923	62,120	2,052	2,148	77,243

Income before provision for income taxes	(10,923)	96,805	87,404	(2,148)	171,138

Total provision for income taxes	—	26,549	10,820	(752)	36,617

Net income	$(10,923)	$70,256	$76,584	$(1,396)	$134,521

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

for the nine months ended September 30, 2003

	Assured	Assured			Assured
	Guaranty Ltd.	Guaranty US	Other	Consolidating	Guaranty Ltd.
	(Parent Company)	Holdings Inc.	Subsidiaries	Adjustments	(Consolidated)
Revenues
Net premiums written	$—	$209,166	$123,937	$—	$333,103
Net premiums earned	—	131,942	91,932	—	223,874
Net investment income	—	34,839	37,082	—	71,920
Net realized gains	—	2,213	3,207	—	5,420
Unrealized gains (losses) on derivative financial instruments	—	21,973	8,232	(3,885)	26,320
Other revenues	—	723	1,793	(1,501)	1,016

Total revenues	—	191,690	142,246	(5,386)	328,550

Expenses
Loss and loss adjustment expenses	—	37,173	54,721	—	91,895
Acquisition costs and other operating expenses	—	54,796	31,887	6,064	92,747
Other	—	(484)	80		(404)

Total expenses	—	91,485	86,689	6,064	184,238

Income before provision for income taxes	—	100,205	55,557	(11,450)	144,312

Total provision for income taxes	—	28,413	2,560	(3,935)	27,039

Net income	$—	$71,792	$52,997	$(7,515)	$117,274

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

for the three months ended September 30, 2004

	Assured	Assured			Assured
	Guaranty Ltd.	Guaranty US	Other	Consolidating	Guaranty Ltd.
	(Parent Company)	Holdings Inc.	Subsidiaries	Adjustments	(Consolidated)
Revenues
Net premiums written	$—	$3,555	$68,835	$(17,409)	$54,981
Net premiums earned	—	40,150	30,639	(17,409)	53,380
Net investment income	—	13,148	10,055	—	23,203
Net realized gains	—	623	685	—	1,307
Unrealized gains (losses) on derivative financial instruments	—	7,436	5,445	—	12,881
Other revenues	—	14		—	15

Total revenues	—	61,371	46,824	(17,409)	90,786

Expenses
Loss and loss adjustment expenses	—	12,077	9,519	(17,409)	4,187
Acquisition costs and other operating expenses	4,778	23,257	3,712		31,746
Other	—	(122)	1,040	—	918

Total expenses	4,778	35,211	14,270	(17,409)	36,851

Income before provision for income taxes	(4,778)	26,160	32,553	—	53,935

Total provision for income taxes	—	6,637	2,786	—	9,424

Net income	$(4,778)	$19,523	$29,767	$—	$44,511

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

for the three months ended September 30, 2003

	Assured	Assured			Assured
	Guaranty Ltd.	Guaranty US	Other	Consolidating	Guaranty Ltd.
	(Parent Company)	Holdings Inc.	Subsidiaries	Adjustments	(Consolidated)
Revenues
Net premiums written	$—	$56,421	$53,565	$—	$109,986
Net premiums earned	—	44,439	33,700	—	78,139
Net investment income	—	12,032	11,785	—	23,816
Net realized gains	—	(30)	1,559	—	1,529
Unrealized gains (losses) on derivative financial instruments	—	15,407	9,265	(10,325)	14,347
Other revenues	—	216	462	(484)	195

Total revenues	—	72,064	56,771	(10,809)	118,026

Expenses
Loss and loss adjustment expenses	—	14,269	18,641	—	32,911
Acquisition costs and other operating expenses	—	17,114	12,101	3,392	32,607
Other	—	429	399	—	828

Total expenses	—	31,812	31,142	3,392	66,346

Income before provision for income taxes	—	40,252	25,629	(14,201)	51,680

Total provision for income taxes	—	11,768	1,989	(4,897)	8,860

Net income	$—	$28,484	$23,640	$(9,304)	$42,820

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the nine months ending September 30, 2004

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)

Net cash (used in) provided by operating activities	$1,650	$37,473	$(123,523)	$—	$(84,400)

Cash flows from investing activities
Fixed maturity securities:
Purchases	—	(161,233)	(331,343)	—	(492,576)
Sales	—	103,008	414,534	—	517,542
Maturities	—	7,457	6,715	—	14,172
		(15,401)	(13,520)		(28,292)
Other	—	—	39,784	—	39,784

Net cash (used in) provided by investing activities	629	(66,169)	116,170	—	50,630

Cash flows from financing activities
Proceeds from long term debt borrowings	—	197,333	—		197,333
Repayment of long term debt	—	(200,000)	—		(200,000)
Cash flow hedge	—	19,250	—	—	19,250
Dividends paid	(2,279)	—	—		(2,279)

Net cash used in financing activities	(2,279)	16,583	—	—	14,304

Decrease in cash and cash equivalents	—	(12,113)	(7,353)	—	(19,466)

Cash and cash equivalents at beginning of year	—	22,075	10,290	—	32,365
Effect of exchange rate changes	—		503	—	503
Cash and cash equivalents at end of year	$—	$9,962	$3,440	$—	$13,402

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the nine months ending September 30, 2003

	Assured	Assured			Assured
	Guaranty Ltd.	Guaranty US	Other	Consolidating	Guaranty Ltd.
	(Parent Company)	Holdings Inc.	Subsidiaries	Adjustments	(Consolidated)

Net cash flows from operating activities	$—	$157,557	$26,082	$—	$183,639

Cash flows from investing activities
Fixed maturity securities:
Purchases	—	(330,691)	$(377,105)	—	$(707,796)
Sales	—	189,870	316,631	—	506,501
Maturities	—	3,000	91,612	—	94,612
Other	—	(5,847)	(31,412)	—	(37,259)

Net cash (used in) provided by investing activities	—	(143,668)	(274)	—	(143,942)

Cash flows from financing activities
Dividends paid	—	(6,750)	(25,000)	—	(31,750)

Net cash used in financing activities	—	(3,874)	(25,000)	—	(28,874)

Increase (decrease) in cash and cash equivalents	—	10,015	808	—	10,823

Cash and cash equivalents at beginning of year		3,301	6,144	—	9,445
Effect of exchange rate changes	—	—	0	—	0
Cash and cash equivalents at end of year	$—	$13,316	$6,952	—	$20,268

Note 12.   Cash flows

The Company’s cash paid during the periods presented for federal income taxes and non-cash financing activities were as follows:

	Nine Months Ended September 30
(in thousands of U.S. dollars)	2004	2003
Cash paid during the year for:
Federal income tax	$12,213	$8,240
Non-cash financing activities:
Section 338(h)(10) tax election	$28,124	$—
Transfer of debt	75,000	—
Stock option vesting related to IPO	7,065	—

Note 13.  Subsequent Event

On November 4, 2004, the Board of Directors authorized a $25.0 million share stock repurchase program with no scheduled date to expire.

On November 8, 2004 the Company, Assured Guaranty Re International Ltd. (“AGRI”)  and AGRO entered into a standby letter of credit agreement (the “LOC Agreement”) with KeyBank National Association (“KeyBank”).  The full text of the LOC Agreement is attached hereto as Exhibit 10.7.

Under the LOC Agreement, KeyBank will issue up to $50.0 million in letters of credit on our behalf.  The obligations of the Company, AGRI and AGRO under the LOC Agreement are joint and several.  The letters of credit will be used to satisfy AGRI’s or AGRO’s obligations under certain reinsurance agreements and for general corporate purposes.

The LOC Agreement expires April 28, 2005, but its term may be extended with the consent of KeyBank under certain circumstances.

The fees for the LOC Agreement include a  fee of 0.35% per annum on the amount available to be drawn during a quarter and a facility fee of 0.08% per annum on the average facility maximum per quarter.  In addition, the Company paid a $15,000 up front fee.

The LOC Agreement contains covenants that limit debt, liens, guaranties, loans and investments, dividends, liquidations, mergers, consolidations, acquisitions, sales of assets or subsidiaries and affiliate transactions.  Most of these restrictions are subject to certain minimum thresholds and exceptions.  The LOC Agreement also contains financial covenants that require the Company:

•     to maintain the ratio of consolidated debt to total capitalization at not greater than 0.30 to 1.0;

•     to maintain consolidated net worth of at least seventy-five percent (75%) of its consolidated net worth as of June 30, 2004; and

•     to maintain the consolidated interest coverage ratio for any test period ending on the last day of a fiscal quarter at not less than 2.50 to 1.0.

In addition, the LOC Agreement provides that the obligations of KeyBank to issue letters of credit may be terminated, and our obligations under the agreement may be accelerated, upon an event of default.  Such events of default include (subject to certain materiality thresholds and grace periods) payment defaults, covenant defaults, material inaccuracy of representations and warranties, bankruptcy and insolvency proceedings, change of control, cross-defaults under other agreements and other customary defaults.  If we take or fail to take any action that would have breached certain specified covenants in the LOC Agreement, which covenants are not permitted by or are in violation of Bermuda law pertaining to fetters on statutory powers (and, accordingly, are deemed not applicable to such entity), the action or failure to take action also constitutes an event of default.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give Assured Guaranty’s expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts and relate to future operating or financial performance.

Any or all of Assured Guaranty’s forward-looking statements here in may turn out to be wrong and are based on current expectations and the current economic environment. Assured Guaranty’s actual results may vary materially. Among factors that could cause actual results to differ materially are: (1) rating agency action such as a ratings downgrade; (2) difficulties with the execution of the Company’s business strategy; (3) reduction in the amount of reinsurance ceded by one or more of our principal ceding companies; (4) contract cancellation; (5) developments in the world’s financial and capital markets; (6) more severe losses or more frequent losses associated with products affecting the adequacy of the Company’s loss reserves; (7) changes in regulation or tax laws; (8) the Company’s dependence on customers; (9) decreased demand or increased competition; (10) loss of key personnel; (11) the effects of mergers, acquisitions and divestitures; (12) changes in accounting policies or practices and (13) changes in general economic conditions, as well as management’s response to these factors. Assured Guaranty is not obligated to publicly correct or update any forward-looking statement if we later become aware that it is not likely to be achieved, except as required by law. You are advised, however, to consult any further disclosures we make on related subjects in Assured Guaranty’s reports to the Securities and Exchange Commission.

Executive Summary

The following discussion is a comparison of the third quarter ended September 30, 2004 (“Third Quarter 2004”) and the nine months period ended September 30, 2004 (“Nine Months 2004”) to the third quarter ended September 30, 2003 (“Third Quarter 2003”) and the nine month period ended September 30, 2003 (“Nine Months 2003”).

 On April 28, 2004 subsidiaries of ACE Limited (“ACE”), complete an initial public offering (“IPO”) of 49,000,000 common shares of Assured Guaranty Ltd.  (“Assured Guaranty” or the Company”) The Company’s common shares are traded on the New York Stock Exchange under the symbol “AGO”.  This offering raised approximately $840.1 million in net proceeds all of which went to the selling shareholders.

We are a Bermuda-based holding company which provides, through our operating subsidiaries credit enhancement products to the public finance, structured finance and mortgage markets. We apply our credit expertise, risk management skills and capital markets experience to develop insurance, reinsurance and credit derivative products that meet the credit enhancement needs of our customers. We market our products directly to and through financial institutions serving the U.S. and international markets.

Our financial results include three operating segments: financial guaranty direct, financial guaranty reinsurance and mortgage guaranty. For financial reporting purposes, we have a fourth segment, which we refer to as other. The other segment consists of a number of businesses that we have exited, including equity layer credit protection, trade credit reinsurance, title reinsurance, life, accident and health reinsurance (“LA&H”) and auto residual value reinsurance. Because we exited some of these businesses after January 2004, our results of operations for Third Quarter 2004 and Nine Months 2004 will reflect the results of operations of these businesses through the date as of which we exited them.

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

In connection with the IPO, we entered into several reinsurance agreements with subsidiaries of ACE that are considered retroactive reinsurance contracts. Under applicable accounting rules related to retroactive reinsurance, the Company would not be able to recognize a reinsurance recoverable on any future adverse loss development, if applicable, until the Company paid the underlying loss and the Company is reimbursed by ACE. This difference in timing will cause our results of operations to otherwise be lower during the period in which, if at all, we recognize a loss for adverse development on one of these agreements, notwithstanding the reinsurance, and will be recaptured through income in the period in which we actually pay the underlying loss.

Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	($ in millions)		($ in millions)
Revenues
Gross written premiums	$62.2	$110.3	$125.0	$304.6
Ceded premiums	7.2	0.3	106.9	(28.5)
Net written premiums	55.0	110.0	18.2	333.1
(Increase)decrease in net unearned premium reserves	1.6	(31.8)	112.5	(109.2)
Net earned premiums	53.4	78.1	130.7	223.9
Net investment income	23.2	23.8	71.0	71.9
Net realized investment gains	1.3	1.5	11.2	5.4
Unrealized gains on derivative financial instruments	12.9	14.3	34.9	26.3
Other income	—	0.2	0.6	1.0
Total revenues	90.8	118.0	248.4	328.6

Expenses
Loss and loss adjustment expenses	4.2	32.9	(32.2)	91.9
Profit commissions expense	1.1	1.8	11.4	7.5
Acquisition costs	14.2	17.9	35.8	49.1
Other operating expenses	14.0	12.3	53.3	31.5
Goodwill impairment	—	—	1.6	—
Interest expense	3.4	1.4	7.4	4.3
Total expenses	36.9	66.3	77.2	184.2

Income before provision for income taxes	53.9	51.7	171.1	144.3
Provision for income taxes
Current	11.0	6.7	18.4	14.1
Deferred	(1.6)	2.2	18.2	13.0
Total provision for income taxes	9.4	8.9	36.6	27.0
Net income	$44.5	$42.8	$134.5	$117.3

Underwriting Gain (Loss) by Segment (1):
Financial guaranty direct	$11.9	$7.6	$44.6	$32.7
Financial guaranty reinsurance	0.7	2.2	18.6	22.2
Mortgage guaranty	7.4	6.0	17.7	7.6
Other	—	(2.5)	(7.1)	(18.6)
Total	$20.0	$13.2	$73.9	$43.8

(1)               Nine months ended September 30, 2004 excludes $11.3 million of operating expenses, included in other operating expenses on the consolidated statements of operation and comprehensive income, related to the accelerated vesting of stock awards at the IPO date.

Net Income

Net income was $44.5 million for the Third Quarter 2004, compared with $42.8 million for the Third Quarter 2003.  Net income was $134.5 million for this Nine Months 2004 compared with $117.3 for the Nine Months 2003. The increase of $1.7 million in Third Quarter 2004 compared with Third Quarter 2003 is primarily due to improved underwriting results.  The increase of $17.2 million is attributable to these improved underwriting results and realized investments gains and unrealized gains on derivative financial instruments.

Gross Written Premiums

	Three Months Ended September 30,		Nine Months Ended September 30,
Gross Written Premiums	2004	2003	2004	2003
	($ in millions)		($ in millions)
Financial guaranty direct	$16.1	$17.1	$59.4	$54.2
Financial guaranty reinsurance	35.6	61.4	123.8	125.2
Mortgage guaranty	5.3	5.7	20.2	20.0
Other	5.2	26.0	(78.4)	105.1
Total	$62.2	$110.3	$125.0	$304.6

Gross written premiums for Third Quarter 2004 were $62.2 million compared with $110.3 million for Third Quarter 2003.  The financial guaranty reinsurance segment decreased compared with the same quarter last year because one cedant contributed $12.1 million of gross written premium for Third Quarter 2004, compared with $35.1 million in Third Quarter 2003.  This decrease is mainly attributable to a reinsurance contract we entered into in Third Quarter 2003 that was retroactive to the beginning of the year.  In addition, in Third Quarter 2004 one cedant relationship was terminated and business from a second cedant was decreased.  During Third Quarter 2004 gross written premiums from these cedants totaled $21.3 million, compared with $25.9 million in Third Quarter 2003.  Gross written premiums from these cedants will decrease over the remainder of 2004 as reporting lags catch up.  Gross premiums written in our other segment, which represents our exited lines of business, decreased by $20.8 million as a result of exiting those lines of business.  Gross premiums written for Nine Months 2004 were $125.0 million compared with $304.6 million for Nine Months 2003.  Gross premiums written in our other segment were reduced by $97.8 million in the first quarter of 2004 due to the accounting for the unwinding of equity layer credit protection products.  Partially offsetting this premium reduction was the recognition of $10.4 million of gross premiums written in the financial guaranty direct segment due to the closing out of transaction types in which we no longer participate.

Net Earned Premiums

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Earned Premiums	2004	2003	2004	2003
	($ in millions)		($ in millions)
Financial guaranty direct	$16.5	$16.0	$73.3	$54.1
Financial guaranty reinsurance	31.9	21.4	77.8	68.4
Mortgage guaranty	5.1	5.6	28.5	21.9
Other	—	35.2	(48.9)	79.5
Total	$53.4	$78.1	$130.7	$223.9

Net earned premiums for Third Quarter 2004 were $53.4 million, compared with $78.1 million for Third Quarter 2003.  Financial guaranty reinsurance net earned premiums were $31.9 million, up 49% from $21.4 million in the Third Quarter of 2003.  Included in this amount were $5.2 million of public bond refunding premiums, compared with $5.8 million in the Third Quarter of 2003.  Net earned premiums for Nine Months 2004 were $130.7 million compared with $223.9 million for Nine Months 2003.  Our other segment declined $128.4 million in 2004 compared with 2003 as a result of exiting those lines of business.   This decline was partially offset by recognition of $24.1 million of net earned premiums in the financial guaranty direct segment in the first quarter 2004 related to the close out of transaction types in which we no longer expect to participate.

Net Investment Income

Net investment income was $23.2 million for Third Quarter 2004 compared with $23.8 million for Third Quarter 2003.  Net investment income was $71.0 million for Nine Months 2004, compared with $71.9 million for Nine Months 2003.  Net investment income has decreased across the periods due to declining investment yields on decreased average investment balances due to the close out of transactions either through reinsurance or commutation. Pre-tax book yields were 4.7% and 4.9% for the periods ended September 30, 2004 and 2003, respectively. The decrease in investment yields is due to declining market interest rates from Nine Months 2003 to Nine Months 2004.

Net Realized Investment Gains

Net realized investment gains, principally from the sale of fixed maturity securities, were $1.3 million and $1.5 million for Third Quarter 2004 and Third Quarter 2003, respectively and $11.2 million and $5.4 million for Nine Months 2004 and Nine Months 2003, respectively.  The increase in Nine Months 2004 compared with Nine Months 2003 is due to realized gains of $6.0 million in the second quarter of 2004 as a result of investments sold in connection with a commutation settlement of a residual value transaction.  The Company had no write downs of investments for other than temporary impairment losses for any of the periods presented.  Included in net realized gains for the Nine Months 2004 is a write down of $1.3 million related to the Company’s exited title reinsurance business.  The investment related to this write down is included in the other assets on our balance sheet.  There was no such write down for the Nine Months 2003.  Net realized investment gains, net of related income taxes, were $0.8 million and $1.0 million for Third Quarter 2004 and Third Quarter 2003 respectively, and $7.1 million and $4.1 million for Nine Months 2004 and Nine Months 2003, respectively.

Unrealized Gains (Losses) on Derivative Financial Instruments

Derivative financial instruments are recorded at fair value as required by FAS 133. We record fair value changes on derivative financial instruments as unrealized gains / losses after considering loss and LAE reserves and unearned premium reserves. The fair value adjustment gain for Third Quarter 2004 was $12.9 million as compared with $14.3 million for the same period in 2003.  The fair value adjustment gain for Nine Months 2004 was $34.9 million compared with $26.3 million for Nine Months 2003.  The change in fair value is related to many factors but primarily due to tightening credit spreads related to our asset-backed derivative portfolio.

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

Loss and Loss Adjustment Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
Loss and Loss Adjustment Expenses	2004	2003	2004	2003
	($ in millions)		($ in millions)
Financial guaranty direct	$(1.2)	$4.7	$13.8	$13.1
Financial guaranty reinsurance	10.8	7.7	13.7	10.4
Mortgage guaranty	(5.4)	(3.9)	(9.9)	1.0
Other	—	24.4	(49.8)	67.4
Total	$4.2	$32.9	$(32.2)	$91.9

Loss and loss adjustment expenses for Third Quarter 2004 and Third Quarter 2003 were $4.2 million and $32.9 million, respectively and $(32.2) million for Nine Months 2004 and $91.9 million for Nine Months 2003, respectively.  Losses for Third Quarter 2004 reflect a $0.7 million increase in portfolio reserves from normal business activity.  This included a $3.7 million addition in financial guaranty reinsurance portfolio reserves as a result of some credit downgrades, largely offset by a $3.0 million release in the financial guaranty direct segment.  The financial guaranty direct release was due to the maturing of CDO exposures and the continued runoff of our single name CDS business.  In addition, management further refined its loss reserving methodology for the financial guaranty segments and updated loss estimates for the mortgage guaranty segment.  The net impact of this change in estimate was to increase portfolio reserves by $1.8 million, consisting of a $1.5 million addition in the financial guaranty direct segment, a $5.8 million addition in the financial guaranty reinsurance segment, and a $5.5 million release in mortgage guaranty segment.  These amounts reflect our normal ongoing portfolio review process and additional stress factors considered for our closely monitored credit list.  For Nine Months 2004, loss and loss adjustment expenses in the financial guaranty direct segment include $12.3 million related to the closing out of transaction types that we do not expect to underwrite in the future.  Our other segment declined $117.2 million for Nine Months 2004, compared with Nine Months 2003 as a result of exiting those lines.

Profit Commissions Expense

Profit commissions allow the reinsured to share favorable experience on a reinsurance contract due to lower than expected losses. Profit commissions primarily relate to our mortgage guaranty segment. Profit commissions for Third Quarter 2004 and Nine Months 2004 were $1.1 million and $11.4 million, respectively, compared with $1.8 million and $7.5 million for the comparable periods in the prior year. The increase in profit commission expense for Nine Months 2004 is due to favorable loss development on experience rated quota share treaties.  Portfolio reserves are not a component of these profit commission calculations.

Acquisition Costs

Acquisition costs primarily consist of ceding commissions, brokerage fees and operating expenses that are related to the acquisition of new business. Acquisition costs that vary with and are directly related to the acquisition of new business are deferred and are amortized in relation to earned premium. For Third Quarter 2004 and Third Quarter 2003, acquisition costs were $14.2 million and $17.9 million, respectively while Nine Months 2004 and Nine Months 2003, acquisition costs were $35.8 million and $49.1 million, respectively. The decrease of $3.8 million and $13.4 million for Third Quarter 2004 and Nine Months 2004 is partially related to the financial guaranty reinsurance segment, as we have negotiated lower ceding commission rates in 2004 compared with prior year.  Additionally, acquisition costs in our other segment have decreased due to exiting certain lines of business, particularly the trade credit business which historically incurred an acquisition ratio of 30-35%.

Operating Expenses

For Third Quarter 2004 and Third Quarter 2003, operating expenses were $14.0 million and $12.3 million, respectively. The increase is mainly attributable to the establishment of a holding company since these types of expenses were not part of the expense allocation from ACE in prior years.  Operating expenses for Nine Months 2004 were $53.3, compared with $31.5 million for Nine Months 2003.  The increase for Nine Months 2004 was primarily due to the accelerated vesting of $11.3 million employee stock awards which occurred as part of the IPO in addition to various expenses incurred as a result of the establishment of a holding company mentioned previously.

Other Expenses

For the Third Quarter 2004 and Third Quarter 2003, other expenses were $3.4 million and $1.4 million, respectively while Nine Months 2004 and Nine Months 2003, other expenses were $9.0 million and $4.3 million respectively. The increase for Third Quarter 2004 of $2.0 million is due to increased interest expense related to the issuance of our 7% Senior Notes in May 2004.  In addition to this increase,  Nine Months 2004 increased due to the $1.6 million write off of goodwill in our other segment.  This amount is related to the trade credit business which we exited as part of the IPO.

Income Tax

Income tax expense increased to $9.4 million for Third Quarter 2004, compared with $8.9 million for Third Quarter 2003.   Nine Months 2004 increased $9.6 million to $36.6 million, compared with $27.0 million for Nine Months 2003.  This increase reflects increased underwriting profitability and unrealized gains on derivative financial instruments. Our effective tax rate was 17.5% and 21.4% for Third Quarter 2004 and Nine Months 2004, respectively, compared with 17.1% and 18.7% for Third Quarter 2003 and Nine Months 2003, respectively.  Our effective tax rates reflect the proportion of income recognized by each of our operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 35%, UK subsidiaries taxed at the UK marginal corporate tax rate of 30%, and with no taxes for our Bermuda holding company and subsidiaries. Accordingly, our overall corporate effective tax rate fluctuates based on the distribution of taxable income across these jurisdictions.

Segment Results of Operations

Our financial results include three operating segments: financial guaranty direct, financial guaranty reinsurance and mortgage guaranty. For financial reporting purposes, we have a fourth segment, which we refer to as other. As we implement our mortgage guaranty strategy, we will consider whether to continue to report the results of our mortgage guaranty business as a separate segment. Management uses underwriting gains and losses as the primary measure of each segment’s financial performance. Underwriting gain (loss) includes net premiums earned, loss and loss adjustment expenses, acquisition expenses, profit commission expense and other operating expenses that are related to the operations of our insurance businesses. This measure excludes certain revenue and expense items, such as investment income, realized gains and losses, unrealized gains and losses on derivative financial instruments and interest expense, that are not directly related to the underwriting performance of our insurance operations, but are included in net income. For Nine Months 2004 our segment results exclude $11.3 million of operating expenses, related to the accelerated vesting of stock awards at the IPO date.

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

Financial guaranty insurance provides an unconditional and irrevocable guaranty that protects the holder of a financial obligation against non-payment of principal and interest when due. Financial guaranty insurance may be issued to the holders of the insured obligations at the time of issuance of those obligations, or may be issued in the secondary market to holders of public bonds and structured securities. As an alternative to traditional financial guaranty insurance, credit protection on a particular security or issuer can also be provided through a credit derivative, such as a credit default swap. Under a credit default swap, the seller of protection makes a specified payment to the buyer of protection upon the occurrence of one or more specified credit events with respect to a reference obligation or a particular reference entity. Credit derivatives typically provide protection to a buyer rather than credit enhancement of an issue as in traditional financial guaranty insurance.

The table below summarizes the financial results of our financial guaranty direct segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of U.S. dollars)	2004	2003	2004	2003
Gross written premiums	$16.1	$17.1	$59.4	$54.2
Net written premiums	14.1	17.0	56.7	53.4
Net earned premiums	16.5	16.0	73.3	54.1
Loss and loss adjustment expenses	(1.2)	4.7	13.8	13.1
Profit commission expense	—	—	—	—
Acquisition costs	1.4	1.2	2.9	1.2
Operating expenses	4.3	2.5	11.9	7.1
Underwriting gain	$11.9	$7.6	$44.6	$32.7

Loss and loss adjustment expense ratio	(7.3)%	29.4%	18.8%	24.2%
Expense ratio	34.5%	23.1%	20.2%	15.3%
Combined ratio	27.2%	52.5%	39.0%	39.5%

For Third Quarter 2004 the financial guaranty direct segment contributed $16.1 million to gross written premiums, a decrease of $1.0 million, compared with $17.1 million for Third Quarter 2003. Gross written premiums for Nine Months 2004 and Nine Months 2003 were $59.4 million and $54.2 million, respectively.  The increase of $5.2 million includes $10.4 million of gross written premium, recognized in the first quarter of 2004, related to the close out of transaction types in which we no longer expect to participate.

Gross and net written premiums in this segment generally are received on an installment basis, reflecting our focus on the structured finance and credit derivatives markets.

For Third Quarter 2004 and Nine Months 2004, net written premiums were $14.1 million and $56.7 million, respectively, compared with $17.0 million for Third Quarter 2003 and $53.4 for Nine Months 2003.  The variances in net written premiums are consistent with the variances in gross written premiums as we typically retain a substantial portion of this business.

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

Management also uses the “net present value of installment premiums in-force” in our financial guaranty direct and financial guaranty reinsurance segments as a measure of our future premiums of force book of installment premium business.  It is calculated net of reinsurance ceded using a discount of 6%.  There is no GAAP measure that is comparable to the net present value of installment premium force.

The following table reconciles gross written premiums as presented in our statement of operations to the present value of gross premiums written and presents the net present value of installment premiums in-force, as well as gross par written and net par outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of U.S. dollars)	2004	2003	2004	2003
Gross written premiums	$16.1	$17.1	$59.4	$54.2
Less installment premiums included above	(16.1)	(15.6)	(59.4)	(52.7)
Upfront gross premiums	—	1.5	—	1.5
Present value of installment premiums related to contracts written in current period	7.9	36.7	30.1	72.8
Present value of gross premiums written	$7.9	$38.2	$30.1	$74.3

Gross par written:
Public finance	$508	$48	$754	$48
Structure finance	854	2,796	4,785	5,170
Total	$1,361	$2,844	$5,539	$5,219

As of period end:
Net present value of installment premiums in-force	$218.9	$221.9	$218.9	$221.9
Net present value of installment premiums in-force, net of related income taxes	157.0	158.3	157.0	158.3
Net par outstanding:
Public finance	2,852	2,251	2,852	2,251
Structured finance	23,605	20,509	23,605	20,509
Total	$26,457	$22,760	$26,457	$22,760

The present value of gross premiums written in a period is the result of the gross par written, the annual premium rate charged and the duration of the underlying security. The annual premium rate fluctuates based on credit spreads, asset category, credit rating and other security-specific characteristics, as well as market conditions, competition and other broader economic and market factors. For Third Quarter  2004, the present value of gross premiums written was $7.9 million, a decline of 79%, when compared with $38.2 million for the Third Quarter 2003.  Present value of gross premiums written was $30.1 million for Nine Months 2004, compared with $74.3 million for Nine Months 2003.  This decline was a result of the Company’s focus on the IPO, implementation of the change in business strategy during the first quarter of 2004 and tighter credit spreads throughout 2004.  During Third Quarter 2004 we closed 10 transactions and management expects PVP in this segment to increase over the remainder of the year with the fourth quarter historically being the strongest quarter for this business.

The change in net present value of installment premiums in-force is a measurement used by management to evaluate the future net earned premium on business that has already been underwritten. The net present value of installment premiums in-force was $218.9 million and $221.9 million as of September 30, 2004 and 2003, respectively.

Net earned premiums for Third Quarter 2004 was $16.5 million compared with $16.0 million for Third Quarter 2003.  Net earned premiums for Nine Months 2004 increased $19.2 million, to $73.3 million, compared with Nine Months 2003, mainly due to the close out of transaction types the Company does not expect to underwrite in the future, which added $24.1 million during the first quarter of 2004.

Loss and loss adjustment expenses (“LAE”) were $(1.2) million and $4.7 million, respectively, for the Third Quarter 2004 and Third Quarter 2003, while these expenses were $13.8 million and $13.1 million for Nine Months 2004 and Nine Months 2003, respectively.  Losses for Third Quarter 2004 reflect a net reduction of portfolio reserves of $1.5 million.  We recorded a $3.0 million release of portfolio reserves due to the maturing of CDO exposures and the continued runoff of our single name CDS business.  Offsetting this release was a $1.5 million increase to portfolio reserves as management further refined its loss reserving methodology.  This reflects our normal ongoing portfolio review process and additional stress factors considered for our closely monitored credit list.  Additionally, we added $0.3 million of case reserves during the quarter.  The loss and LAE ratio for Nine Months 2004 was 18.8% compared with 24.2% for 2003.   The loss and LAE ratio in 2004 included the impact of the close out of transactions types which we no longer participate, which resulted in $24.1 million of net earned premiums and $12.3 million in losses, or 15.8 points on the loss and LAE ratio in 2004.

For Third Quarter 2004 and Nine Months 2004 acquisition costs were $1.4 million and $2.9 million, respectively.  For Third Quarter 2003 and Nine Months 2003 acquisition costs were $1.2 million. There were no acquisition costs for the first six months of 2003, because all transactions closed during the period were in derivative form.  Costs associated with derivative transactions are included in operating expenses.

Operating expenses for Third Quarter 2004 and Third Quarter 2003 were $4.3 million and $2.5 million, respectively.  Operating expenses for Nine Months 2004 were $11.9 million, compared with $7.1 million for Nine Months 2003.  The increase for Nine Months 2004 compared with Nine Months 2003 was primarily due to the increase in holding company expenses discussed earlier. Operating expenses are allocated based on total net earned premiums, excluding the net earned premium of retroactive reinsurance agreements entered into with subsidiaries of ACE as part of the IPO.

Financial Guaranty Reinsurance Segment

In our financial guaranty reinsurance business, we assume all or a portion of risk undertaken by other insurance companies that provide financial guaranty protection.  The financial guaranty reinsurance business consists of structured finance and public finance reinsurance lines. Premiums on public finance are typically written upfront and earned over the life of the policy, and premiums on structured finance are typically written on an installment basis and earned ratably over the installment period.

The table below summarizes the financial results of our financial guaranty reinsurance segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of U.S. dollars)	2004	2003	2004	2003

Gross written premiums	$35.6	$61.4	$123.8	$125.2
Net written premiums	35.6	61.2	123.8	124.2
Net earned premiums	31.9	21.4	77.8	68.4
Loss and loss adjustment expenses	10.8	7.7	13.7	10.4
Profit commission expense	(0.2)	—	0.2	1.0
Acquisition costs	12.1	8.2	25.9	25.6
Operating expenses	8.4	3.4	19.4	9.3
Underwriting gain	$0.7	$2.2	$18.6	$22.2
Loss and loss adjustment expense ratio	33.9%	36.0%	17.6%	15.2%
Expense ratio	63.6%	54.2%	58.3%	52.5%
Combined ratio	97.5%	90.2%	75.9%	67.7%

	Three Months Ended September 30,		Nine Months Ended September 30,
Gross Written Premiums	2004	2003	2004	2003
Public finance	$26.1	$46.6	$91.7	$87.1
Structured finance	9.5	14.8	32.1	38.1
Total	$35.6	$61.4	$123.8	$125.2

Gross written premiums for Third Quarter 2004 were $35.6 million, a decrease of $25.8 million, compared with $61.4 million for Third Quarter 2003.  The decrease is attributable to one cedant, who contributed  $12.1 million of gross written premium for Third Quarter 2004, compared with $35.1 million in Third Quarter 2003.  This decrease is mainly attributable to a reinsurance contract we entered into in Third Quarter 2003 that was retroactive to the beginning of the year.  In addition, in Third Quarter 2004 one cedant relationship was terminated and business from a second cedant was decreased.  During Third Quarter 2004 gross written premiums from these cedants totaled $21.3 million, compared with $25.9 million in Third Quarter 2003.  Gross written premiums from these cedants will decrease over the remainder of 2004 as reporting lags catch up.  For Third Quarter 2004, $12.1 million, $13.4 million and $7.9 million of our gross written premiums was ceded by Financial Security Assurance Inc. (“FSA”), Ambac Assurance Corporation (“Ambac”) and MBIA Insurance Corporation (“MBIA”), respectively.

Gross written premiums for our financial guaranty reinsurance segment include upfront premiums on transactions underwritten during the period, plus installment premiums on business primarily underwritten in prior periods. Consequently, this amount is affected by changes in the business mix between public finance, which tends to be upfront premium, and structured finance, which tends to be installment premium.  Gross written premiums for Nine Months 2004 remained consistent at $123.8 million compared with $125.2 million for Nine Months 2003.  For Nine Months 2004, 69.0% of gross written premiums in this segment were upfront premiums and 31.0% were installment premiums, compared with 66.1% and 33.9%, respectively for Nine Months 2003.   For Nine Months 2004, $57.2 million, $34.1 million and $24.5 million of our gross written premiums was ceded by FSA, Ambac and MBIA, respectively.

The following table reconciles gross premiums written as presented in our statement of operations to the present value of gross premiums written and presents the net present value of installment premiums in-force:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of U.S. dollars)	2004	2003	2004	2003
Gross written premiums	$35.6	$61.4	$123.8	$125.2
Less installment premiums included above	(11.1)	(16.2)	(38.4)	(42.4)
Upfront gross written premiums	24.5	45.2	85.4	82.8
Present value of installment premiums related to contracts written in current period(1)	14.5	23.2	71.7	51.1
Present value of gross premiums written	$38.9	$68.3	$157.1	$133.9

Gross par written:(1)
Public finance	$2,262	$2,621	$5,784	$4,814
Structured finance	507	888	2,290	2,888
Total	2,769	3,510	8,074	7,703

As of period end:
Net present value of installment premiums in-force(1)	138.0	116.4	138.0	116.4
Net present value of installment premiums in-force, net of taxes(1)	97.4	76.4	97.4	76.4
Net par outstanding:(1)
Public finance	52,926	48,499	52,926	48,499
Structured finance	13,084	13,083	13,084	13,083
Total	$66,010	$61,582	$66,010	$61,582

(1)                                  This data is reported on a one-quarter lag due to the timing of receipt of reports prepared by our ceding companies.

For Third Quarter 2004 and Third Quarter 2003, the present value of gross premiums written was $38.9 million and $68.3 million, respectively.  The decrease is a result of changes in our treaty reinsurance relationships, previously discussed, which is expected to reduce new business volume for the next twelve months. The present value of gross premiums written increased $23.2 million to $157.1 million in Nine Months 2004 from $133.9 million in Nine Months 2003. The increase in 2004 is primarily due to reinsurance transactions on international business.

The net present value of installment premiums in-force for Nine Months 2004 was $138.0 million compared with $116.4 million for the same period in 2003. The increase in the net present value of installment premiums in-force was driven by increases in the present value of installment premiums related to contracts written in the current period, offset by the amortization of contracts written in previous periods.

Net Written Premiums

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of U.S. dollars)	2004	2003	2004	2003
Public finance	$26.1	$46.4	$91.7	$86.1
Structured finance	9.5	14.8	32.1	38.1
Total	$35.6	$61.2	$123.8	$124.2

For Third Quarter 2004 and Nine Months 2004 net written premiums were $35.6 million and $123.8 million, respectively, compared with $61.2 million and $124.2 million, respectively, for the same periods last year.  The decreases of $25.6 million and $0.4 million is consistent with the decreases in gross written premium described above.

Net Earned Premiums

	Three Months Ended September 30		Nine Months Ended September 30
(In millions of U. S. dollars)	2004	2003	2004	2003
Public finance	$19.3	$12.2	$41.8	$39.7
Structured finance	12.6	9.2	36.0	28.7
Total	$31.9	$21.4	$77.8	$68.4
Included in public finance reinsurance net premiums are refundings of	$5.2	$5.8	$12.4	$17.2

The Public finance business contribution includes refunding premiums, which reflect the unscheduled pre-payment or refundings of underlying public bonds due to lower interest rates. These unscheduled refunding premiums are sensitive to market interest rates and we evaluate our net earned premiums both including and excluding these premiums.

For the Third Quarter 2004 and Third Quarter 2003, net earned premiums were $31.9 million and $21.4 million, respectively.  The public finance line accounted for $7.1 million of the $10.5 million increase in 2004, while structured finance increased $3.4 million.  Net earned premiums in Nine Months 2004 and Nine Months 2003 were $77.8 million and $68.4 million, respectively.

Losses and LAE incurred were $10.8 million and $7.7 million, respectively, for the Third Quarter 2004 and Third Quarter 2003. Our loss and LAE ratios for the Third Quarter 2004 and Third Quarter 2003 were 33.9% and 36.0%, respectively. Both periods reflect an increase in portfolio reserves, which are established based on actuarial estimates.  Losses for Third Quarter 2004 reflect an increase in portfolio reserves of $9.5 million.  Credit downgrades caused a $3.7 million addition to portfolio reserves.  In addition, management further refined its loss reserving methodology resulting in an increase of $5.8 million to portfolio reserves.  These amounts reflect our normal ongoing portfolio review process and additional stress factors considered for our closely monitored credit list.  We also added $0.8 million of case reserves during the quarter.  Loss and LAE ratios for Nine Months 2004 and Nine Months 2003 were consistent at 17.6% and 15.2%, respectively.

For the Third Quarter 2004 and Third Quarter 2003, acquisition costs were $12.1 million and $8.2 million, respectively, while acquisition costs were $25.9 million for Nine Months 2004 compared with $25.6 million for Nine Months 2003.  Included in these amounts are approximately $2.1 million, $2.3 million, $5.0 million and $6.9 million, respectively, related to public finance refundings. The increases in acquisition costs over the period are directly related to the increases in net premiums earned.

Operating expenses for Third Quarter 2004 and Third Quarter 2003, were $8.4 million and $3.4 million, respectively.  For Nine Months 2004, operating expenses were $19.4 million, compared with $9.3 million for Nine Months 2003.  Operating expenses for both periods in 2004 increased compared with 2003 as a result of the increase in holding company expenses discussed earlier. Operating expenses are allocated based on total net earned premiums, excluding the net earned premium of retroactive reinsurance agreements entered into with subsidiaries of ACE as part of the IPO.

Mortgage Guaranty Segment

Mortgage guaranty insurance provides protection to mortgage lending institutions against the default of borrowers on mortgage loans. We primarily function as a reinsurer in this industry and assume all or a portion of the risks undertaken by primary mortgage insurers. We use our mortgage guaranty platform to write investment grade rated mortgage guaranty business.

The table below summarized the financial results of our mortgage guaranty segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of U.S. dollars)	2004	2003	2004	2003
Gross written premiums	$5.3	$5.7	$20.2	$20.0
Net written premiums	5.3	5.7	20.2	20.0
Net earned premiums	5.1	5.6	28.5	21.9
Loss and loss adjustment expenses	(5.4)	(3.9)	(9.9)	1.0
Profit commission expense	1.3	1.6	10.6	6.2
Acquisition costs	0.5	1.0	3.1	3.5
Operating expenses	1.3	0.9	7.0	3.6
Underwriting gain	$7.4	$6.0	$17.7	$7.6

Loss and loss adjustment expense ratio	(105.8)%	(69.6)%	(34.7)%	4.6%
Expense ratio	60.8%	62.5%	71.9%	60.7%
Combined ratio	45.0%	(7.1)%	37.2%	65.3%

Gross written premiums for Third Quarter 2004 and Nine Months 2004 were $5.3 million and $20.2 million, compared with $5.7 million and $20.0 million for the comparable periods in 2003.  The slight decrease in gross written premium for Third Quarter 2004 is a result of the runoff of our quota share treaty business, offset by the execution of excess of loss reinsurance agreements.

The following table reconciles gross written premiums as presented in our statement of operations to the present value of gross premiums written and presents the net present value of installment premiums in-force, as well as gross par written and net par outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of U.S. dollars)	2004	2003	2004	2003
Gross written premiums	$5.3	$5.7	$20.2	$20.0
Less installment premiums included above	(5.3)	(5.7)	(9.9)	(20.0)
Upfront gross premiums	—	—	10.3	—
Present value of installment premiums related to contracts written in current period	1.1	0.6	10.0	0.6
Present value of gross premiums written	$1.1	$0.6	$20.3	$0.6

Risk Inforce Written	$136	$372	$6	$6

As of period end:
Net present value of installment premiums in-force	$34.4	$41.1	$34.4	$41.1
Net present value of installment premiums in-force, net of related income taxes	27.0	29.4	27.0	29.4

Risk Inforce	$2,437	$2,200	$2,437	$2,200

Net written premiums for the Third Quarter 2004 and Nine Months 2004 were $5.3 million and $20.2 million, compared with $5.7 million and $20.0 million for the comparable periods in 2003.  The change is consistent with the trend in gross written premiums, as we do not cede a significant amount of our mortgage guaranty business.

For Third Quarter 2004 and Third Quarter 2003, net earned premiums were $5.1 million and $5.6 million, respectively.  For the Nine Months 2004 net earned premiums were $28.5 million compared with $21.9 million for Nine Months 2003.  The increase in net earned premiums for Nine Months 2004 is due to an $8.8 million release of unearned premium reserve related to the commutation of an excess of loss reinsurance contract offset by a decline in our quota share treaty business.

Loss and LAE were $(5.4) million and $(3.9) million, respectively, for Third Quarter 2004 and Third Quarter 2003 and $(9.9) million and $1.0 million for Nine Months 2004 and 2003, respectively. The loss and LAE ratios for Third Quarter 2004 and Third Quarter 2003 were (105.8)% and (69.6)%, respectively and (34.7)% and 4.6% for Nine Months 2004 and 2003, respectively. The negative loss ratio for Third Quarter 2004 reflects a $5.5 million decrease in portfolio reserves, as a result of changes in our actuarial assumptions driven by the completion of a rating agency review of our book of business during the quarter. The negative loss ratio for Nine Months 2004 also reflects favorable loss development related to older contracts, which are running off.  In addition, we have experienced higher than expected appreciation in real estate values, resulting in both lower frequency of claims and lower severity of losses.

Profit commission expense for Third Quarter 2004 and Third Quarter 2003 was $1.3 million and $1.6 million, respectively. For Nine Months 2004 profit commission expense increased to $10.6 million, compared with $6.2 million for Nine Months 2003.  The increase in profit commission expense for Nine Months 2004 is due to favorable loss development on experience rated quota share treaties.  Portfolio reserves are not a component of these profit commission calculations.

Acquisition costs for Third Quarter 2004 and Third Quarter 2003 were $0.5 million and $1.0 million, respectively. The decrease in acquisition costs, including the amortization of deferred acquisition costs for Third Quarter 2004 as compared with Third Quarter 2003 is directly related to the decrease in net earned premiums.  Acquisition costs for Nine Months 2004 were $3.1 million compared with $3.5 million for Nine Months 2003.  Excluding the commutation of an excess of loss reinsurance contract discussed above, acquisition costs declined in relation to net earned premiums.

Operating expenses for Third Quarter 2004 and Third Quarter 2003 were $1.3 million and $0.9 million, respectively.  For Nine Months 2004 and Nine Months 2003 operating expenses were $7.0 million and $3.6 million, respectively. Operating expenses are allocated based on total net earned premiums, excluding the net earned premium of retroactive reinsurance agreements entered into with subsidiaries of ACE as part of the IPO.

The expense ratio, which includes profit commission expense, was 60.8% and 62.5% for the Third Quarter 2004 and Third Quarter 2003, respectively, and 71.9% and 60.7% for the Nine Months 2004 and Nine Months 2003, respectively.  The increases in the expense ratios for Nine Months 2004 is primarily due to the increase in profit commission expense discussed above, as well as an increase in compensation expense and other holding company expenses.

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

The following table provides details of net earned premiums and underwriting results by line of business:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of U.S. dollars)	2004	2003	2004	2003
Net earned premiums:
Equity layer credit protection	$—	$19.5	$5.4	$39.7
Trade credit reinsurance	—	11.6	(25.3)	36.6
Title reinsurance	—	4.6	3.2	7.0
Auto residual value reinsurance	—	0.7	(32.2)	2.1
Affiliate reinsurance	—	(1.2)	—	(5.9)
Total	$—	$35.2	$(48.9)	$79.5

Underwriting gain (loss):
Equity layer credit protection	$—	$(15.2)	$2.7	$(19.8)
Trade credit reinsurance	—	(0.1)	(2.9)	(5.5)
Title reinsurance	—	2.9	1.0	4.7
Life accident and health	—	(0.1)	—	(0.6)
Auto residual value reinsurance	—	0.1	(7.9)	(4.3)
Affiliate reinsurance	—	9.9	—	6.9
Total	$—	$(2.5)	$(7.1)	$(18.6)

Liquidity and Capital Resources

Our liquidity, both on a short-term basis (for the next twelve months) and a long-term basis (beyond the next twelve months), is largely dependent upon: (1) the ability of our subsidiaries to pay dividends or make other payments to us; (2) external financings; and (3) investment income on our invested assets. Our liquidity requirements include the payment of our operating expenses, interest on our debt, and dividends on our common shares. We may also require liquidity to make periodic capital investments in our operating subsidiaries. In the ordinary course of our business, we evaluate our liquidity needs and capital resources in light of holding company expenses, debt-related expenses and our dividend policy, as well as rating agency considerations. Based on the amount of dividends we expect to receive from our subsidiaries and the income we expect to receive on our invested assets, management believes that we will have sufficient liquidity to satisfy our needs over the next twelve months, including the ability to pay dividends on our common shares in accordance with our dividend policy. On September 1, 2004 we paid our first quarterly dividend of $0.03 per common share to shareholders of record on August 17, 2004.  Total cash paid in connection with the dividend was $2.3 million.  Beyond the next twelve months, the ability of our subsidiaries to declare and pay dividends may be influenced by a variety of factors including market conditions, insurance regulations and general economic conditions. Consequently, although management believes that we will continue to have sufficient liquidity to meet our debt service and other obligations over the long term, no guaranty can be given that we will not be required to seek external debt or equity financing in order to meet our operating expenses, debt service obligations or pay dividends on our common shares.

We anticipate that a major source of our liquidity, for the next twelve months and for the longer term, will be amounts paid by our operating subsidiaries as dividends. Certain of our operating subsidiaries are subject to regulatory restrictions on their ability to pay dividends.  The amount available for Assured Guaranty Corp. (“AGC”), a Maryland domiciled insurance company and subsidiary of Assured Guaranty Ltd., to pay dividends in 2004 with notice to, but without the prior approval of, the Maryland Insurance Commissioner is approximately $25.6 million. Dividends paid by a U.S. company to a Bermuda holding company presently are subject to withholding tax at a rate of 30%. The amount available for Assured Guaranty Re International Ltd. (“AGRI”) to pay dividends in 2004 in compliance with Bermuda law is $569.1 million. The Company has committed to Standard & Poor’s Ratings Services (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”) that AGC will not pay more than $10.0 million per year in dividends. No such commitment was made for AGRI.

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

Net cash (used in) provided by operating activities was $(84.4) million and $186.5 million during Nine Months 2004 and Nine Months 2003, respectively. The negative cash used in operating activities is due to the unwinding of certain transactions related to the IPO which generated approximately $146.0 million of cash outflows.  Management believes operating activities will generate positive cash flow as these transactions conclude.  The operating cash flows were primarily provided by premiums received and investment income.

During the period ended September 30, 2003, AGRI and AGC paid $25.0 million and $6.8 million dividends, respectively, to ACE, which accounted for all of its financing activities.  No such dividends were paid in 2004.

As of September 30, 2004 our future cash payments associated with contractual obligations pursuant to our operating leases for office space and have not materially changed since December 31, 2003.  On May 18, 2004, Assured Guaranty US Holdings Inc., a subsidiary of the Company, issued $200.0 million of 7.0% senior notes due in 2034. The proceeds of the offering were used to repay a $200.0 million promissory note, established as part of the IPO related formation transactions, issued to a subsidiary of ACE prior to the IPO in April 2004.  The coupon on the Senior Notes is 7.0%, however, the effective rate will be approximately 6.4% due to a treasury hedge executed by the Company in March 2004.  These senior notes are fully and unconditionally guaranteed by Assured Guaranty.  We expect to have the capacity to repay and/or refinance these obligations as they come due.

On October 22, 2004 the American Jobs Creation Act of 2004 was signed into law.  The Act repeals the extraterritorial income exclusion provisions of the Internal Revenue Code, provides a deduction with respect to certain U.S. manufacturing activities, creates a one-time incentive to repatriate earnings from non-U.S. subsidiaries and modifies various provisions of the Code dealing with domestic, international and employee compensation issues.  The Company is currently evaluating the impact of the Act on its’ operations.  Many provisions of the Act will require further guidance from the Internal Revenue Service to fully assess their implications.  It is anticipated that the changes under the Act will not have a material effect on the Company’s operating results or financial condition.

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

Investment Portfolio

Our investment portfolio as of September 30, 2004 consists of $1,948.7 million of fixed maturity securities and $164.3 million of short-term investments compared with $2,052.2 million of fixed maturity securities and $137.5 million of short-term investments as of December 31, 2003.  Our fixed maturity securities have an average duration of 5.6 years as of September 30, 2004 and are designated as available for sale in accordance with FAS 115 “Accounting for Certain Investments in Debt and Equity Securities.” Fixed maturity securities are reported at fair value in accordance with FAS 115, and the change in fair value is reported as part of accumulated other comprehensive income.

Fair value of the fixed maturity securities is based upon quoted market prices provided by either independent pricing services or, when such prices are not available, by reference to broker or underwriter bid indications. Our investment portfolio does not include any non-publicly traded securities.   Unrealized gains on this investment portfolio increased $29.6 million for Third Quarter 2004, but declined $12.9 million since December 31, 2003.

We review our investment portfolio for possible other than temporary impairment losses. For additional information, see “—Critical Accounting Policies.”

The following table summarizes the ratings distributions of our investment portfolio as of September 30, 2004 and December 31, 2003. Ratings are represented by the lower of the Moody’s and S&P classifications.

	As of
	September 30, 2004	December 31, 2003

AAA or equivalent	77.9%	74.6%
AA	15.6	13.9
A	6.4	10.7
BBB	0.1	0.8
Total	100.0%	100.0%

As of September 30, 2004 and December 31, 2003, our investment portfolio did not contain any securities that were not rated or rated below investment grade.

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

Under agreements with our cedents and in accordance with statutory requirements, we maintain fixed maturity securities in trust accounts for the benefit of reinsured companies and for the protection of policyholders, generally in states where we or our subsidiaries, as applicable, are not licensed or accredited. The carrying value of such restricted balances as of September 30, 2004 and December 31, 2003 was $204.4 million and $370.0 million, respectively.

Under certain derivative contracts, we are required to post eligible securities as collateral, generally cash or U.S. government or agency securities. The need to post collateral under these transactions is generally based on marked to market valuations in excess of contractual thresholds. The fair market values of our pledged securities totaled $1.9 million as of September 30, 2004 and $154.8 million as of December 31, 2003.

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

We also record portfolio reserves for our financial guaranty insurance and reinsurance, credit derivatives and mortgage guaranty reinsurance. Portfolio reserves are established with respect to the portion of our business for which case reserves have not been established. Portfolio reserves are established in an amount equal to the portion of actuarially estimated ultimate losses related to premiums earned to date as a percentage of total expected premiums for that in-force business. Actuarially estimated ultimate losses of financial guaranty exposures are developed considering the net par outstanding of each insured obligation, taking account of the probability of future default, the expected timing of the default and the expected recovery following default. These factors vary by type of issue (for example public, structured finance or corporate), current credit rating and remaining term of the underlying obligation and are principally based on historical data obtained from rating agencies. Actuarially estimated ultimate losses on mortgage guaranty reinsurance are principally determined based on the historical industry loss experience, net of expected recoveries. During an accounting period, portfolio reserves principally increase or decrease based on changes in the aggregate net amount at risk and the probability of default resulting from changes in credit quality of insured obligations, if any.

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

(in millions of U.S. dollars)	September 30, 2004	December 31, 2003
By segment:
Financial guaranty direct	$19.9	$29.9
Financial guaranty reinsurance	78.8	72.8
Mortgage guaranty	13.3	24.1
Other	185.4	395.8
Total	$297.4	$522.6

(in millions of U.S. dollars)	September 30, 2004	December 31, 2003
By type of reserve:
Case basis	$57.3	$128.9
IBNR	174.1	319.0
Portfolio	66.0	74.7
Total	$297.4	$522.6

	As of September 30, 2004
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)

By segment and type of reserve:
Case basis	$4.9	$29.5	$1.1	$21.8	$57.3
IBNR	—	—	10.5	163.6	174.1
Portfolio	15.0	49.3	1.7	—	66.0
Total	$19.9	$78.8	$13.3	$185.4	$297.4

The following table sets forth the financial guaranty in-force portfolio by underlying internal rating:

	As of September 30, 2004
Ratings	Net Par Outstanding	% of Net Par Outstanding
	(in millions of U.S. dollars)

AAA	$26,999	29.2%
AA	19,036	20.6
A	31,871	34.5
BBB	12,973	14.0
Below investment grade	1,587	1.7
Total exposures	$92,466	100.0%

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

The following table provides financial guaranty net par outstanding by credit monitoring category as of September 30, 2004:

	As of September 30, 2004
Description:	Net Par Outstanding	% of Net Par Outstanding
	(in millions of U.S. dollars)

Fundamentally sound, normal risk	$90,632	98.0%
Closely monitored:
Category 1	1,536	1.7
Category 2	175	0.2
Category 3	99	0.1
Category 4	24	—
Sub total	1,834	2.0
Total	$92,466	100.0%

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

The fair value adjustment for the period ended September 30, 2004 was a $34.9 million gain as compared with $26.3 million for the period ended September 30, 2003. The change in fair value is related to many factors but primarily due to tightening credit spreads.

Valuation of Investments

As of September 30, 2004 and December 31, 2003, we had total investments of $2.1 billion and $2.2 billion, respectively. The fair values of all of our investments are calculated from independent market quotations.

As of September 30, 2004, approximately 92% of our investments were long-term fixed maturity securities, having an average duration of 5.6 years. Changes in interest rates affect the value of our fixed maturity portfolio. As interest rates fall, the fair value of fixed maturity securities increases and as interest rates rise, the fair value of fixed maturity securities decreases.

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

The Company had no write downs of investments for other than temporary impairment losses for the periods ended September 30, 2004 and 2003.

The following table summarizes the unrealized losses in our investment portfolio by type of security and the length of time such securities have been in a continuous unrealized loss position as of the dates indicated:

	As of September 30, 2004		As of December 31, 2003
Length of Time in Continuous Unrealized Loss	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(in millions of U.S. dollars)
Municipal securities
0-6 months	$43.7	$(0.3)	$56.2	$(1.0)
7-12 months	8.4	(0.1)	8.3	(0.2)
Greater than 12 months	19.0	(0.6)	—	—
	71.1	(1.0)	64.5	(1.2)
Corporate securities
0-6 months	20.5	(0.2)	35.1	(0.5)
7-12 months	0.7	—	9.5	(0.7)
Greater than 12 months	9.8	(0.5)	—	—
	31.0	(0.7)	44.6	(1.2)
U.S. Government obligations
0-6 months	24.5	(0.2)	16.2	(0.2)
7-12 months	1.1	—	—	—
Greater than 12 months	—	—	—	—
	25.6	(0.2)	16.2	(0.2)
Mortgage and asset-backed securities
0-6 months	139.4	(0.7)	125.2	(1.6)
7-12 months	12.0	(0.5)	29.8	(0.5)
Greater than 12 months	34.0	(0.8)	—	—
	185.4	(2.0)	155.0	(2.1)
Total	$313.1	$(3.9)	$280.3	$(4.7)

The following table summarizes the unrealized losses in our investment portfolio by type of security and remaining time to maturity as of the dates indicated:

Remaining Time to Maturity (in millions of U.S. dollars)	As of September 30, 2004
	Estimated Fair Value	Gross Unrealized Losses

Municipal securities
Due in one year or less	$—	$—
Due after one year through five periods	15.9	(0.1)
Due after five periods through ten periods	13.4	(0.3)
Due after ten periods	41.8	(0.6)
	71.1	(1.0)
Corporate securities
Due in one year or less	—	—
Due after one year through five periods	14.8	(0.1)
Due after five periods through ten periods	10.4	(0.2)
Due after ten periods	5.8	(0.4)
	31.0	(0.7)
U.S. Government obligations
Due in one year or less	4.0	—
Due after one year through five periods	5.5	—
Due after five periods through ten periods	13.2	(0.1)
Due after ten periods	2.9	(0.1)
	25.6	(0.2)
Mortgage and asset-backed securities	185.4	(2.0)
Total	$313.1	$(3.9)

The following table summarizes, for all securities sold at a loss through September 30, 2004 and December 31, 2003, the fair value and realized loss by length of time such securities were in a continuous unrealized loss position prior to the date of sale:

	Period Ended
	September 30, 2004		December 31, 2003
Length of Time in Continuous Unrealized Loss Prior to Sale	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(in millions of U.S. dollars)
Corporate securities
0-6 months	$33.9	$(1.7)	$12.4	$(0.4)
7-12 months	0.9	—	—	—
Greater than 12 months	4.3	(0.2)	—	—
	39.1	(1.9)	12.4	(0.4)
U.S. Government securities
0-6 months	11.1	(0.1)	9.4	(0.4)
7-12 months	—	—	—	—
Greater than 12 months	3.4	(0.1)	—	—
	14.5	(0.2)	9.4	(0.4)
Mortgage and asset-backed securities
0-6 months	9.4	(0.1)	5.7	(0.1)
7-12 months	1.3	(0.1)	—	—
Greater than 12 months	—	—	—	—
	10.7	(0.2)	5.7	(0.1)
Total	$64.3	$(2.3)	$27.5	$(0.9)

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

In our reinsurance businesses, we estimate the ultimate written and earned premiums to be received from a ceding company at the end of each quarter and the end of each year because some of our ceding companies report premium data anywhere from 30 to 90 days after the end of the relevant period. Written premiums reported in our statement of operations are based upon reports received by ceding companies supplemented by our own estimates of premium for which ceding company reports have not yet been received. As of September 30, 2004, the assumed premium estimate and related ceding commissions included in our consolidated financial statements are $20.3 million and $6.0 million, respectively. Key assumptions used to arrive at management’s best estimate of assumed premium are premium amounts reported historically and informal communications with ceding companies. Differences between such estimates and actual amounts are recorded in the period in which the actual amounts are determined. Historically, the differences have not been material. We do not record a provision for doubtful accounts related to our assumed premium estimate. Historically there have not been any material issues related to the collectibility of assumed premium.  As such we have not recorded a provision for doubtful accounts related to our premium receivable.

Deferred Acquisition Costs

Acquisition costs incurred that vary with and are directly related to the production of new business are deferred. These costs include direct and indirect expenses such as ceding commissions, brokerage expenses and the cost of underwriting and marketing personnel. As of September 30, 2004 and December 31,  2003, we had deferred acquisition costs of $186.9 million and $178.7 million, respectively. Ceding commissions paid to primary insurers are the largest component of deferred acquisition costs, constituting 76.9% and 80.2% of total deferred acquisition costs as of September 30, 2004 and December 31,  2003, respectively. Management uses its judgment in determining what types of costs should be deferred, as well as what percentage of these costs should be deferred. We periodically conduct a study to determine which operating costs vary with, and are directly related to, the acquisition of new business and qualify for deferral. Acquisition costs other than those associated with our credit derivative products are deferred and amortized in relation to earned premiums. Ceding commissions received on premiums we cede to other reinsurers reduce acquisition costs. Anticipated losses, LAE and the remaining costs of servicing the insured or reinsured business are considered in determining the recoverability of acquisition costs. Acquisition costs associated with credit derivative products are expensed as incurred.

Deferred Income Taxes

As of September 30, 2004 and December 31, 2003, we had a net deferred income tax liability of $20.7 million and $55.6  million, respectively. Certain of our subsidiaries are subject to U.S. income tax. Deferred income tax assets and liabilities are established for the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Such temporary differences relate principally to deferred acquisition costs, reserve for losses and LAE, unearned premium reserves, net operating loss carryforwards (“NOLs”), unrealized gains and losses on investments and derivative financial instruments and statutory contingency reserves. A valuation allowance is recorded to reduce a deferred tax asset to the amount that is more likely than not to be realized.

As of September 30, 2004, Assured Guaranty Re Overseas Ltd. (“AGRO”) had a stand-alone NOL of $93.4 million, which is available to offset its future U.S. taxable income. Substantially all of this NOL will be available until 2017, and the remainder will be available until 2023. AGRO’s stand-alone NOL is not permitted to offset income of any other members of AGRO’s consolidated group due to certain tax regulations. Under applicable accounting rules, we are required to establish a valuation allowance for NOLs that we believe are more likely than not to expire before utilized. Management believes it is more likely than not that $20.0 million of AGRO’s $93.4 million NOL will not be utilized before it expires and has established a $7.0 million valuation allowance related to the NOL deferred tax asset. The valuation allowance is subject to considerable judgment and will be adjusted to the extent actual taxable income differs from estimates of future taxable income that may be used to realize NOLs.

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

(a) Exhibits:

See Exhibit Index for a list of exhibits filed with this report.

(b) Reports on Form 8-K:

On November 4, 2004, Assured Guaranty Ltd. filed a Current Report on Form 8-K reporting under Item 12 of the report its Third Quarter 2004 results and the availability of its Third Quarter Financial Supplement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the under signed thereunto duly authorized.

Assured Guaranty Ltd.(Registrant)

Dated: November 9, 2004	By:	/s/ ROBERT B. MILLS

Robert B. Mills Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number		Description

10.1	*	Non-Qualified Stock Option Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan

10.2	*	Non-Qualified Stock Option Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (to be used with Employment Agreement)

10.3	*	Restricted Stock Agreement for Outside Directors under Assured Guaranty Ltd. 2004 Long Term Incentive Plan

10.4	*	Restricted Stock Unit Agreement for Outside Directors under Assured Guaranty Ltd. 2004 Long Term Incentive Plan

10.5	*	Restricted Stock Agreement under Assured Guaranty Ltd. 2004 Long Term Incentive Plan

10.6	*	Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long Term Incentive Plan (to Be used with employment agreement)

10.7		Standby Letter of Credit Agreement entered into with Keybank National Association

31.1		Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* management contract or compensatory plan