Form 10-K
period 2004-12-31
ASSURED GUARANTY LTD
filed 2005-03-22
CIK 1273813

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number 001-32141

Assured Guaranty Ltd.
(Exact name of Registrant as specified in its charter)

Bermuda (State or other jurisdiction of incorporation or organization)	98-0429991 (I.R.S. Employer Identification No.)
30 Woodbourne Avenue Hamilton HM 08, Bermuda (441) 296-4004 (Address, including zip code, and telephone number, including area code, of Registrant's principal executive office)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.01 per share	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

None

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☐    No ☒

        The aggregate market value of Common Stock held by non-affiliates of the Registrant as of the close of business on June 30, 2004 was $1,286,944,005 (based upon the closing price of the Registrant's shares of the New York Stock Exchange on that date, which was $16.95). For purposes of this information, the outstanding shares of Common Stock which were owned by all directors and executive officers of the Registrant and by ACE Limited were deemed to be shares of Common Stock held by affiliates.

        As of March 1, 2005, 75,711,675 shares of Common Stock, par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain portions of Registrant's definitive proxy statement relating to its Annual General Meeting of Shareholders are incorporated by reference to Part III of this report.

FORWARD-LOOKING STATEMENTS

        Some of the statements under "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K may include forward-looking statements which reflect our current views with respect to future events and financial performance. These statements include forward-looking statements both with respect to us specifically and the insurance and reinsurance industries in general. Statements which include the words "expect," "intend," "plan," "believe," "project," "anticipate," "may," "will," "continue," "further," "seek," and similar words or statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise.

        All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include the following:

  •
  downgrades of the financial strength ratings assigned by the major rating agencies to any of our insurance subsidiaries at any time, which has occurred in the past;

  •
  our inability to execute our business strategy;

  •
  reduction in the amount of reinsurance ceded by one or more of our principal ceding companies;

  •
  contract cancellations;

  •
  developments in the world's financial and capital markets that adversely affect our loss experience, the demand for our products or our investment returns;

  •
  more severe or frequent losses associated with our insurance products;

  •
  changes in regulation or tax laws applicable to us, our subsidiaries or customers;

  •
  dependence on customers;

  •
  decreased demand for our insurance or reinsurance products or increased competition in our markets;

  •
  loss of key personnel;

  •
  technological developments;

  •
  the effects of mergers, acquisitions and divestitures;

  •
  changes in accounting policies or practices;

  •
  changes in general economic conditions, including interest rates and other factors;

  •
  other risks and uncertainties that have not been identified at this time; and

  •
  management's response to these factors.

        The foregoing review of important factors should not be construed as exhaustive, and should be read in conjunction with the other cautionary statements that are included in this Form 10-K. We undertake no obligation to update publicly or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

        If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statements you read in this Form 10-K reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity.

        For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

PART I

ITEM 1. BUSINESS

Overview

        Assured Guaranty Ltd. (hereafter "Assured Guaranty," "we," "us," "our" or the "Company") is a Bermuda-based holding company providing, through our operating subsidiaries, credit enhancement products to the public finance, structured finance and mortgage markets. Credit enhancement products are financial guarantees or other types of support, including credit derivatives, that improve the credit of underlying debt obligations. We apply our credit expertise, risk management skills and capital markets experience to develop insurance, reinsurance and derivative products that meet the credit enhancement needs of our customers. Under a reinsurance agreement, the reinsurer, in consideration of a premium paid to it, agrees to indemnify another insurer, called the ceding company, for part or all of the liability of the ceding company under one or more insurance policies that the ceding company has issued. A derivative is a financial instrument whose characteristics and value depend upon the characteristics and value of an underlying security or commodity. We market our products directly and through financial institutions, serving the U.S. and international markets.

        Assured Guaranty Ltd. was incorporated in Bermuda in August 2003 for the purpose of becoming a holding company for ACE Limited's ("ACE") subsidiaries conducting ACE's financial and mortgage guaranty businesses. On April 28, 2004, subsidiaries of ACE completed an initial public offering ("IPO") of 49,000,000 of their 75,000,000 common shares of Assured Guaranty Ltd. We operate through wholly-owned subsidiaries including Assured Guaranty Re International Ltd. ("AGRI"), Assured Guaranty US Holdings Inc. and Assured Guaranty Finance Overseas Ltd. ("AGFOL"). Our principal operating subsidiaries are Assured Guaranty Corp. ("AGC") and AGRI.

  •
  AGRI is incorporated under the laws of Bermuda and is licensed as a Class 3 Insurer and a Long-Term Insurer under the Insurance Act 1978 and related regulations of Bermuda. Through December 31, 2003, AGRI had been a wholly-owned subsidiary of ACE Bermuda Insurance Ltd. AGRI directly owns Assured Guaranty Barbados Holdings Ltd., which owns Assured Guaranty Overseas US Holdings Inc., a Delaware corporation. AGRI indirectly owns, through Barbados and United States holding companies, the entire share capital of a Bermuda reinsurer, Assured Guaranty Re Overseas Ltd. ("AGRO", formerly ACE Capital Re Overseas Ltd.). AGRO, in turn, owns Assured Guaranty Mortgage Insurance Company ("Assured Guaranty Mortgage", formerly ACE Capital Mortgage Reinsurance Company), a New York corporation. AGRI and AGRO underwrite financial guaranty and residential mortgage reinsurance. During 2002, AGRO put its trade credit portfolio into run-off and transferred its life and accident and health book of business to an ACE affiliate. AGRI and AGRO write business as direct reinsurers of third-party primary insurers and as reinsurers/retrocessionaires of certain affiliated companies and also provide portfolio credit default swaps, where the counterparty is usually an investment bank.

  •
  Assured Guaranty US Holdings Inc., a Delaware holding company, owns 100% of AG Financial Products Inc., a Delaware corporation, and AGC. AGC, a Maryland-domiciled insurance company, was organized in 1985 and commenced operations in January 1988, provides insurance and reinsurance of investment grade financial guaranty exposures, including municipal and nonmunicipal reinsurance, and credit default swap transactions. Prior to April 2004, AGC also wrote trade credit reinsurance, but has ceased writing this business since the IPO. AGC owns 100% of Assured Guaranty (UK) Ltd., a UK incorporated company licensed as a UK insurance company, and Assured Value Insurance Company (formerly Assured Guaranty Risk Assurance Company and ACE Risk Assurance Company), a Maryland domiciled insurance company.

  •
  AGFOL, based in the United Kingdom ("UK"), is regulated by the Financial Services Authority as an Arranger that markets and sources derivative transactions. AGFOL does not itself take risk in the transactions it arranges or places, and may not hold funds on behalf of its customers.

Our Operating Segments

        Our historical financial results include four operating segments: financial guaranty direct, financial guaranty reinsurance, mortgage guaranty and other. We primarily conduct our business in the United States and Bermuda; however, some of our clients are located in the United Kingdom, Europe and Australia. The following table sets forth our gross written premiums by segment for the periods presented:

Gross Written Premiums By Segment

	Year Ended December 31,
	2004	2003	2002
	($ in millions)
Financial guaranty direct:
Public finance	$5.7	$3.4	$1.5
Structured finance	75.1	67.7	45.9

Total financial guaranty direct	80.8	71.1	47.4

Financial guaranty reinsurance:
Public finance	118.9	117.1	48.1
Structured finance	41.4	46.0	36.5

Total financial guaranty reinsurance	160.3	163.1	84.6

Mortgage guaranty	24.4	24.4	47.6

Total operating segments	265.5	258.6	179.7
Other	(74.6)	90.6	237.6

Total	$190.9	$349.2	$417.2

  Financial Guaranty Direct

        Financial guaranty direct insurance provides an unconditional and irrevocable guaranty that protects the holder of a financial obligation against non-payment of principal and interest when due. Financial guaranty insurance may be issued to the holders of the insured obligations at the time of issuance of those obligations, or may be issued in the secondary market to holders of public bonds and structured securities. Both issuers of and investors in financial instruments may benefit from financial guaranty insurance. Issuers benefit because the insurance may have the effect of lowering an issuer's cost of borrowing to the extent that the insurance premium is less than the value of the difference between the yield on the insured obligation (carrying the credit rating of the insurer) and the yield on the obligation if sold on the basis of its uninsured credit rating. Financial guaranty insurance also increases the marketability of obligations issued by infrequent or unknown issuers, as well as obligations with complex structures or backed by asset classes new to the market. Investors benefit from increased liquidity in the secondary market, added protection against loss in the event of the obligor's default on its obligation, and reduced exposure to price volatility caused by changes in the credit quality of the underlying insured issue.

        As an alternative to traditional financial guaranty insurance, credit protection relating to a particular security or issuer can be provided through a credit derivative, such as a credit default swap.

Under the terms of a credit default swap, the seller of credit protection makes a specified payment to the buyer of credit protection upon the occurrence of one or more specified credit events with respect to a reference obligation or entity. Credit derivatives typically provide protection to a buyer rather than credit enhancement of an issue as in traditional financial guaranty insurance. Credit derivatives may be preferred by some customers because they generally offer ease of execution and standardized terms.

        Financial guaranty insurance is generally provided for structured finance and public finance obligations in the U.S. and international markets.

        Structured Finance—Structured finance obligations are generally backed by pools of assets, such as residential mortgage loans, consumer or trade receivables, securities or other assets having an ascertainable cash flow or market value, which are generally held by a special purpose issuing entity. Structured finance obligations can be "funded" or "synthetic." Funded structured finance obligations generally have the benefit of one or more forms of credit enhancement, such as over-collateralization and excess cash flow, to cover credit risks associated with the related assets. Synthetic structured finance obligations generally take the form of credit derivatives or credit-linked notes that reference a pool of securities or loans, with a defined deductible to cover credit risks associated with the referenced securities or loans.

        Public Finance—Public finance obligations consist primarily of debt obligations issued by or on behalf of states or their political subdivisions (counties, cities, towns and villages, utility districts, public universities and hospitals, public housing and transportation authorities), other public and quasi-public entities (including non-U.S. sovereigns and subdivisions thereof), private universities and hospitals, and investor-owned utilities. These obligations generally are supported by the taxing authority of the issuer, the issuer's or underlying obligor's ability to collect fees or assessments for certain projects or public services or revenues from operations. This market also includes project finance obligations, as well as other structured obligations supporting infrastructure and other public works projects.

  Financial Guaranty Reinsurance

        Financial guaranty reinsurance indemnifies a primary insurance company against part or all of a loss that the latter may sustain under a policy that it has issued. The reinsurer may itself purchase reinsurance protection ("retrocessions") from other reinsurers, thereby reducing its own exposure.

        Reinsurance agreements take two major forms: "treaty" and "facultative." Treaty reinsurance requires the reinsured to cede, and the reinsurer to assume, specific classes of risk underwritten by the ceding company over a specified period of time, typically one year. Facultative reinsurance is the reinsurance of part or all of one or more specified policies, and is subject to separate negotiation for each cession.

  Financial Guaranty Portfolio

        The principal types of obligations covered by our financial guaranty direct and our financial guaranty reinsurance businesses are structured finance and public finance obligations. Because both businesses involve similar risks, we analyze and monitor our financial guaranty direct portfolio and our financial guaranty reinsurance portfolio on a combined basis. In the tables that follow, our reinsurance par outstanding is reported on a one-quarter lag due to the timing of receipt of reports prepared by our ceding companies. The following table sets forth our financial guaranty net par outstanding by product line:

Net Par Outstanding By Product Line

	As of December 31,
	2004	2003	2002
	($ in billions)
Structured Finance:
Direct	$28.4	$21.6	$18.6
Reinsurance	12.7	13.3	12.4

Total structured finance	41.1	34.9	31.0
Public Finance:
Direct	3.2	2.1	1.9
Reinsurance	51.3	50.5	47.5

Total public finance	54.5	52.6	49.4

Total net par outstanding	$95.6	$87.5	$80.4

        Structured Finance Obligations—We insure and reinsure a number of different types of structured finance obligations, including the following:

          Mortgage-Backed and Home Equity—These include obligations backed by closed-end first mortgage loans and closed- and open-end second mortgage loans or home equity loans on one-to-four family residential properties, including condominiums and cooperative apartments. Insured domestic residential mortgage loans tend to be concentrated in the "sub-prime" sector, characterized by lower quality borrowers and higher levels of structural credit protection through subordination and/or excess spread.

          Collateralized Debt Obligations—These include securities primarily backed by pooled corporate debt obligations, such as corporate bonds, bank loans or loan participations, asset-backed securities, residential and commercial mortgage-backed securities and trust preferred securities. These securities are often issued in "tranches," with subordinated tranches providing credit support to the more senior tranches. Our financial guaranty exposures generally are to the more senior tranches of these issues. Prior to 2004 we also wrote equity layer credit protection on CDOs, which exposures are reported in our other segment.

          Commercial Receivables—These include obligations backed by commercial mortgages, equipment leases, business loans and trade receivables. Credit support is derived from the cash flows generated by the underlying obligations, as well as property or equipment values as applicable. Additional credit protection for our exposure may be in the form of over-collateralization, excess spread, cash reserves, first loss letters of credit, subordinated securities or a combination of the foregoing. The properties backing commercial real estate-backed obligations include hotel properties, office buildings and warehouse properties.

          Consumer Receivables—These include obligations backed by non-mortgage consumer receivables, such as automobile loans and leases, credit card receivables and other consumer receivables. Credit support is generally derived from the cash flows generated by the underlying obligations, as well as property, automobile or equipment values as applicable. Additional credit protection for our exposure may be in the form of over-collateralization, excess spread, cash reserves, first loss letters of credit, subordinated securities or a combination of the foregoing.

          Single Name Corporate Credit Derivatives—These include credit derivative obligations wherein the underlying exposure is to the corporate debt, bank loan participations, trade receivables or other "borrowed money" obligations of a single corporate "reference entity." In early 2003, we substantially reduced the new single name corporate credit derivatives business we write and, in late 2003, we stopped writing this business. The remaining portfolio of single name corporate credit derivatives has an average remaining life of 1.1 years as of December 31, 2004.

          Other Structured Finance—Other structured finance exposures in our portfolio include bonds or other securities backed by assets not generally described in any of the other three categories.

        The following table sets forth our structured finance direct and reinsurance gross par written by bond type (stated as a percentage of total structured finance direct and reinsurance gross par) for the periods presented:

Structured Finance Gross Par Written by Bond Type

	Year Ended December 31,
	2004	2003	2002
	($ in billions)
Mortgage-backed and home equity	63.4%	21.2%	13.2%
Collateralized debt obligations	20.9%	40.5%	42.4%
Commercial receivables	6.5%	19.1%	11.7%
Consumer receivables	5.3%	12.1%	22.3%
Single name corporate credit derivatives	—	1.5%	4.4%
Other structured finance	3.9%	5.6%	6.0%

Total	100.0%	100.0%	100.0%

Total structured finance gross par written	$15.2	$10.3	$12.3

        The following table sets forth our structured finance direct and reinsurance net par outstanding by bond type (stated as a percentage of total structured finance direct and reinsurance net par outstanding) as of the dates indicated:

Structured Finance Net Par Outstanding by Bond Type

	As of December 31,
	2004	2003	2002
	($ in billions)
Collateralized debt obligations	42.0%	46.1%	39.5%
Mortgage-backed and home equity	29.0%	15.5%	13.3%
Commercial receivables	11.7%	15.1%	11.1%
Consumer receivables	8.4%	11.3%	14.3%
Single name corporate credit derivatives	3.9%	6.7%	15.3%
Other structured finance	5.0%	5.3%	6.5%

Total	100.0%	100.0%	100.0%

Total structured finance par outstanding	$41.1	$34.9	$30.8

        The table below shows our ten largest financial guaranty structured finance direct and reinsurance exposures by revenue source as a percentage of total financial guaranty net par outstanding as of December 31, 2004:

Ten Largest Structured Finance Exposures

	Net Par Amount Outstanding	Percent of Total Net Par Amount Outstanding	Internal Rating(1)
	($ in millions)
Park Place (Ameriquest) PPSI 2004-MHQ1 Class A-1	$1,574	1.7%	AAA
Ameriquest Mortgage Securities Inc. 2004-R10 A-1	1,108	1.2%	AAA
Argent Securities Inc. 2004-W11 Class A-1	992	1.0%	AAA
Structured Finance Corporate Pool	884	0.9%	AAA
Bear Stearns ABS I Trust 2004-FR3 2-A	747	0.8%	AAA
Synthetic CDO—IG Corporate	740	0.8%	AAA
Synthetic CDO—IG ABS	619	0.7%	AAA
Synthetic CDO—IG Corporate	606	0.6%	A+
Synthetic CDO—IG ABS	594	0.6%	AAA
Synthetic Credit Card Master Trust	550	0.6%	AAA

Total of top ten exposures	$8,414	8.9%

(1)
These ratings represent our internal assessment of the underlying credit quality of the insured obligations. Our scale is comparable to the nationally recognized rating agencies.

        Public Finance Obligations—We insure and reinsure a number of different types of public obligations, including the following:

          General Obligation Bonds—These include full faith and credit bonds that are issued by states, their political subdivisions and other municipal issuers, and are supported by the general obligation of the issuer to pay from available funds and by a pledge of the issuer to levy ad valorem taxes in an amount sufficient to provide for the full payment of the bonds.

          Tax-Backed Bonds—These include a variety of obligations that are supported by the issuer from specific and discrete sources of taxation, and include tax-backed revenue bonds and general fund obligations, such as lease revenue bonds. Tax-backed obligations may be secured by a lien on specific pledged tax revenues, such as a gasoline or excise tax, or incrementally from growth in property tax revenue associated with growth in property values. These obligations also include obligations secured by special assessments levied against property owners and often benefit from issuer covenants to enforce collections of such assessments and to foreclose on delinquent properties. Lease revenue bonds typically are general fund obligations of a municipality or other governmental authority that are subject to annual appropriation or abatement; projects financed and subject to such lease payments ordinarily include real estate or equipment serving an essential public purpose. Bonds in this category also include moral obligations of municipalities or governmental authorities.

          Municipal Utility Bonds—These include the obligations of all forms of municipal utilities, including electric, water and sewer utilities and resource recovery revenue bonds. These utilities may be organized in various forms, including municipal enterprise systems, authorities or joint-action agencies.

          Special Revenue Bonds—These include college and university revenue bonds and housing revenue bonds relating to both single and multi-family housing, issued by states and localities,

  supported by cash flow and, in some cases, insurance from such entities as the Federal Housing Administration.

          Healthcare Bonds—These include both obligations for capital construction or improvement of healthcare facilities and obligations providing funds for equipment purchase, in both cases typically secured by an underlying note of the not-for-profit corporation that owns or is to own and/or operate the related healthcare facility or healthcare system. In addition to healthcare facilities, obligors in this category include a small number of health maintenance organizations and long-term care facilities.

          Other Public Bonds—These include other debt issued, guaranteed or otherwise supported by U.S. national or local governmental authorities, as well as student loans, revenue bonds, investor-owned utility obligations and obligations of some not-for-profit organizations. Also included in this category are international public obligations, including the obligations of sovereign and sub-sovereign non-U.S. issuers, project finance transactions involving projects leased to or supported by payments from non-U.S. governmental or quasi-governmental entities, as well as other obligations having international aspects, but which otherwise would fall within the other described categories.

        The following table sets forth our public finance direct and reinsurance gross par written by bond type (stated as a percentage of total public finance direct and reinsurance gross par written) for the years presented:

Public Finance Gross Par Written by Bond Type

	Year Ended December 31,
	2004	2003	2002
	($ in billions)
General obligation	25.7%	16.5%	21.8%
Tax-backed	22.2%	22.8%	27.9%
Healthcare	18.9%	8.6%	7.2%
Municipal utilities	12.4%	24.8%	17.6%
Investor-owned utilities	8.6%	5.0%	3.6%
Transportation	4.0%	14.0%	14.8%
Housing	2.4%	3.3%	2.6%
Higher education	2.0%	1.7%	2.3%
Other public finance	3.8%	3.3%	2.2%

Total	100.0%	100.0%	100.0%

Total public finance gross par written	$8.2	$6.8	$7.6

        The following table sets forth our public finance direct and reinsurance net par outstanding by bond type (stated as a percentage of total public finance direct and reinsurance net par outstanding) as of the dates indicated:

Public Finance Net Par Outstanding by Bond Type

	As of December 31,
	2004	2003	2002
	($ in billions)
General obligation	23.3%	22.4%	23.1%
Municipal utilities	20.0%	21.1%	20.9%
Tax-backed	19.1%	17.6%	16.5%
Transportation	12.6%	13.2%	13.5%
Healthcare	12.1%	10.8%	11.4%
Investor-owned utilities	4.1%	3.5%	3.2%
Structured municipal	2.5%	6.4%	7.1%
Housing	2.5%	2.0%	1.9%
Higher education	2.0%	1.8%	1.8%
Other public finance	1.8%	1.2%	0.6%

Total	100.0%	100.0%	100.0%

Total public finance net par outstanding	$54.5	$52.6	$49.6

        The table below shows our ten largest financial guaranty public finance direct and reinsurance exposures by revenue source as a percentage of total financial guaranty net par outstanding as of December 31, 2004:

Ten Largest Public Finance Exposures

	Net Par Amount Outstanding	Percent of Total Net Par Amount Outstanding	Internal Rating(1)
	($ in millions)
New Jersey State General Obligation & Leases	$845	0.9%	AA-
California State General Obligation & Leases	834	0.9%	A-
Long Island Power Authority	711	0.7%	A-
Denver Colorado Airport System	626	0.7%	A
Jefferson County Alabama Sewer	606	0.6%	A
Chicago Illinois General Obligation	577	0.6%	A+
New York City General Obligation & Leases	553	0.6%	A
Puerto Rico Electric Power Authority	544	0.6%	A-
New York State Metro Trans Authority	535	0.6%	A
New York City Municipal Water Finance Authority	522	0.6%	AA+

Total of top ten exposures	$6,353	6.8%

(1)
These ratings represent our internal assessment of the underlying credit quality of the insured obligations. Our scale is comparable to the nationally recognized rating agencies.

  Financial Guaranty Portfolio by Internal Rating

        The following table sets forth our financial guaranty portfolio as of December 31, 2004 by internal rating:

Financial Guaranty Portfolio by Internal Rating

Rating Category(1)	Net Par Amount Outstanding	Percent of Total Net Par Amount Outstanding
	($ in billions)
AAA	$29.7	31.1%
AA	19.9	20.8%
A	31.4	32.8%
BBB	13.1	13.7%
Below investment grade	1.5	1.6%

Total	$95.6	100.0%

(1)
These ratings represent our internal assessment of the underlying credit quality of the insured obligations. Our scale is comparable to the nationally recognized rating agencies.

  Financial Guaranty Portfolio by Geographic Area

        The following table sets forth the geographic distribution of our financial guaranty portfolio as of December 31, 2004:

Financial Guaranty Portfolio by Geographic Area

	Net Par Amount Outstanding	Percent of Total Net Par Amount Outstanding
	($ in billions)
United States:
California	$7.5	7.8%
New York	5.5	5.7%
Texas	3.2	3.3%
Illinois	2.9	3.0%
Florida	2.8	2.9%
New Jersey	2.4	2.6%
Pennsylvania	2.1	2.2%
Massachusetts	1.8	1.9%
Puerto Rico	1.8	1.9%
Washington	1.7	1.8%
Other states	18.6	19.5%
Mortgage and structured (multiple states)	35.1	36.7%

Total U.S.	85.4	89.3%
International	10.2	10.7%

Total	$95.6	100.0%

  Financial Guaranty Portfolio by Issue Size

        We seek broad coverage of the market by insuring and reinsuring small and large issues alike. The following table sets forth the distribution of our portfolio as of December 31, 2004 by original size of our exposure:

Financial Guaranty Portfolio by Issue Size

Original Par Amount Per Issue	Number of Issues	Percent of Total Number of Issues	Net Par Amount Outstanding	% of Total Net Par Amount Outstanding
	($ in billions)
Less than $10.0 million	8,861	79.6%	$6.1	6.3%
$10.0 through $24.9 million	1,029	9.3%	11.1	11.7%
$25.0 through $49.9 million	568	5.1%	13.3	13.9%
$50.0 million and above	668	6.0%	65.1	68.1%

Total	11,126	100.0%	$95.6	100.0%

  Financial Guaranty Portfolio by Source

        The following table sets forth our financial guaranty portfolio as of and for the year ended December 31, 2004 by source:

Financial Guaranty Portfolio by Source

	Gross Par In Force	Gross Par Written
	($ in billions)
Direct	$33.8	$13.0
Reinsurance:
FSA	24.6	4.7
MBIA	18.0	1.4
Ambac	10.3	3.9
FGIC	10.0	—
Other ceding companies	1.5	0.4

Total	$98.2	$23.4

  Mortgage Guaranty Insurance

        Mortgage guaranty insurance is a specialized class of credit insurance that provides protection to mortgage lending institutions against the default of borrowers on mortgage loans that, at the time of the advance, had a loan-to-value ("LTV") in excess of a specified ratio. In the United States, governmental agencies and private mortgage guaranty insurance compete in this market, while some lending institutions choose to self-insure against the risk of loss on high LTV mortgage loans.

        Reinsurance in the mortgage guaranty insurance industry is used to increase the insurance capacity of the ceding company, to assist the ceding company in meeting applicable regulatory and rating agency requirements, to augment the financial strength of the ceding company, and to manage the ceding company's risk profile.

        The U.S. private mortgage guaranty insurance industry, composed of only monoline insurance companies as required by law, provides two basic types of coverage: primary insurance, which protects lenders against default on individual residential mortgage loans by covering losses on such loans to a stated percentage, and pool insurance, which protects lenders against loss on an underlying pool of individual mortgages by covering the full amount of the loss (less the proceeds from any applicable primary coverage) on individual residential mortgage loans in the pool, with an aggregate limit usually expressed as a percentage of the initial loan balances in the pool. Primary and pool insurance are used to facilitate the sale of mortgage loans in the secondary mortgage market, principally to the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac"). Fannie Mae and Freddie Mac provide indirect funding for approximately half of all mortgage loans originated in the United States. Fannie Mae and Freddie Mac are prohibited by their charters from purchasing mortgage loans with LTV's of greater than 80% unless the loans are insured by a designated mortgage guaranty insurer or some other form of credit enhancement is provided. In addition, pool insurance is often used to provide credit support for mortgage-backed securities and other secondary mortgage market transactions.

        Mortgage guaranty reinsurance comprises the bulk of our in-force mortgage business. We have provided reinsurance of primary mortgage insurance and pool insurance in the United States on a quota share and excess of loss basis. Quota share reinsurance describes all forms of reinsurance in which the reinsurer shares in a proportional part of the original premiums and losses of the business ceded by the primary company (subject to a ceding commission). Excess of loss reinsurance refers to reinsurance which indemnifies the ceding company for that portion of the loss that exceeds an agreed-upon "retention." There has been a decrease in demand for our quota share mortgage guaranty reinsurance products over the last five years, as primary mortgage insurers have rebuilt their capital bases. This trend has not impacted our excess of loss business, which has remained relatively stable.

        We have been a leading provider of excess of loss reinsurance to lender captives and third-party insurers in the United Kingdom. The demand for mortgage insurance guaranty ("MIG") reinsurance in the United Kingdom has remained stable for the past several years. We have entered into multi-year reinsurance arrangements with several lenders and third-party insurers.

        We have also participated in the mortgage reinsurance markets in Ireland, Hong Kong and Australia. We have participated in these markets on an excess of loss basis with high attachment points and believe that our risk of loss on these transactions is remote.

  Mortgage Portfolio

        The following table sets forth our mortgage insurance and reinsurance risk in force by geographic region as of December 31, 2004:

Mortgage Guaranty Risk In Force By Geographic Region

	Risk In Force	Percent
	($ in millions)
United Kingdom	$1,381.8	59.4%
United States	250.9	10.8%
Ireland	371.1	16.0%
Hong Kong	167.5	7.2%
Australia	153.6	6.6%

Total	$2,324.9	100.0%

        The following table sets forth our mortgage guaranty risk in force by treaty type as of December 31, 2004:

Mortgage Guaranty Risk In Force By Treaty Type

	Risk In Force	Percent
	($ in millions)
Excess of loss	$2,231.7	96.0%
Quota share	93.2	4.0%

Total	$2,324.9	100.0%

Other

        We have participated in several lines of business that are reflected in our historical financial statements but that we have exited, including equity layer credit protection, trade credit reinsurance, title reinsurance, life, accident and health reinsurance ("LA&H") and auto residual value reinsurance. Also included in this segment is the impact of the affiliate reinsurance transactions described under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Summary of Significant Affiliate Transactions."

        Our equity layer credit protection business generally consisted of first loss and mezzanine layer participations in credit derivatives or total rate of return swaps written on portfolios of primarily investment grade corporate credits and highly-rated classes of structured securities. We stopped writing new business in this line in early 2003. We have terminated all of these transactions during 2003 and 2004.

        Trade credit insurance protects sellers of goods and services from the risk of non-payment of trade receivables. We participated in this market as a reinsurer. We ceased writing new trade credit business during 2004. All of our trade credit business was either retroceded or novated to a subsidiary of ACE, effective April 1, 2004.

        We had offered title reinsurance products derived from excess of loss and quota share reinsurance products, on both a treaty and facultative basis, in the United States. ACE Capital Title Reinsurance Company, the company through which we had written U.S. title reinsurance business, was sold to ACE in April 2004.

        We participated in a limited number of LA&H reinsurance transactions, all of which were transferred, through assignment or retrocession, to subsidiaries of ACE. We stopped writing this business in late 2001.

        Auto residual value reinsurance protects automobile lessors and balloon note lenders against the risk that the actual value of an automobile at lease end or loan maturity will be less than the projected residual value of the automobile. We stopped writing new business in this line in 2001. All of this business was retroceded to a subsidiary of ACE, effective April 1, 2004 or commuted effective April 1, 2004.

Underwriting

        The underwriting, operations and risk management guidelines, policies and procedures of our insurance and reinsurance subsidiaries are tailored to their respective businesses, providing multiple levels of credit review and analysis.

        Exposure limits and underwriting criteria are established, as appropriate, for sectors and asset classes. Critical risk factors for proposed public finance exposures include, for example, the credit quality of the issuer, the type of issue, the repayment source, security pledged, the presence of restrictive covenants, and the issue's maturity. Underwriting consideration for exposures include (1) class, reflecting economic and social factors affecting that bond type, including the importance of the proposed project, (2) the financial management of the project and of the issuer, and (3) various legal and administrative factors.

        Structured finance obligations generally present three distinct forms of risk: (1) asset risk, pertaining to the amount and quality of assets underlying an issue; (2) structural risk, pertaining to the extent to which an issue's legal structure provides protection from loss; and (3) execution risk, which is the risk that poor performance by a servicer contributes to a decline in the cash flow available to the transaction. Each risk is addressed in turn through our underwriting process. Generally, the amount and quality of asset coverage required with respect to a structured finance exposure is dependent upon the historic performance of the subject asset class, or those assets actually underlying the risk proposed to be insured or reinsured. Future performance expectations are developed from this history, taking into account economic, social and political factors affecting that asset class as well as, to the extent feasible, the subject assets themselves. Conclusions are then drawn about the amount of over-collateralization or other credit enhancement necessary in a particular transaction in order to protect investors (and therefore the insurer or reinsurer) against poor asset performance. In addition, structured securities usually are designed to protect investors (and therefore the guarantor) from the bankruptcy or insolvency of the entity which originated the underlying assets, as well as the bankruptcy or insolvency of the servicer of those assets.

  Underwriting Procedures

        Each insurance, facultative reinsurance and credit derivative transaction passing an initial underwriting "review," intended to test the desirability of the proposed exposure, is assigned to a team including relevant underwriting and legal personnel. Finance personnel review the proposed exposure for compliance with applicable accounting standards and investment guidelines. The team reviews the structure of the transaction, and the underwriter reviews credit issues pertinent to the particular line of business. In our structured financial guaranty and mortgage guaranty lines, underwriters generally apply computer models to stress cash flows in their assessment of the risk inherent in a particular transaction. For reinsurance transactions, stress model results may be provided by the primary insurer. Stress models may also be developed internally by our underwriting department and reflect both empirical research as well as information gathered from third parties, such as rating agencies, investment banks or servicers. Where warranted to assess a particular credit risk properly, we may perform a due diligence review in connection with a transaction. A due diligence review may include, among other things, meetings with issuer management, review of underwriting and operational procedures, file reviews, and review of financial procedures and computer systems. The structure of a transaction is also scrutinized from a legal perspective by in-house and, where appropriate, external counsel, and specialty legal expertise is consulted when our legal staff deems it appropriate.

        Upon completion of underwriting analysis, the underwriter prepares a formal credit report that is submitted to an underwriting committee for review. In the vast majority of cases, an oral presentation is made to the committee, followed by questions from committee members and discussion among the committee members and the underwriters. In some cases, additional information may be presented at the meeting or required to be submitted prior to approval. Signatures of committee members are received and any further requirements, such as specific terms or evidence of due diligence, is noted. At the discretion of the Chief Underwriting Officer, for submissions that are of a relatively low-risk nature or where the transaction is substantially similar to others that have been submitted in the past, a formal meeting may be foregone. A formal submission and signatures of the committee members are required whether a formal meeting is held or not. U.S. direct business is submitted to AGC's Underwriting Committee, which consists of senior professionals including underwriting officers, the President and

Chief Underwriting Officer and other senior officers of AGC. Transactions submitted by Assured Guaranty (UK) Ltd. must be approved by Assured Guaranty (UK) Ltd's Underwriting Committee, consisting of senior officers of Assured Guaranty (UK) Ltd., and a further Supervisory Underwriting Committee containing the President and Chief Underwriting Officer of AGC. Transactions submitted for execution in AGRO must be recommended by the AG Intermediary Credit Committee, consisting substantially of senior officers of AGC including the President and Chief Underwriting Officer, and approved by AGRO's underwriting managers in Bermuda. Transactions submitted for approval within AGRI must be approved by the AGRI Underwriting Committee, containing senior officers of AGRI, including the President and Chief Underwriting Officer.

  Treaty Underwriting

        The procedures for underwriting treaty business differ somewhat from those for facultative reinsurance, as we make a forward commitment to reinsure business from a ceding company for a specified period of time. Although we have the ability to exclude certain classes or categories of risk from a treaty, we have a limited ability to control the individual risks ceded pursuant to the terms of the treaty. As a result, we enter into reinsurance treaties only with ceding companies with proven track records and after extensive underwriting due diligence with respect to the proposed cedant. Prior to entering into a reinsurance treaty, we meet with senior management, underwriters, risk managers, and accounting and systems personnel of the proposed cedant. We evaluate the ceding company's underwriting expertise and experience, capital position, in-force book of business, reserves, cash flow, profitability and financial strength. We actively monitor ceded treaty exposures. Collected data is evaluated regularly to detect ceded risks that are inconsistent with our expectations. If appropriate and permitted under the terms of the treaty, we add exclusions in response to risks identified during our evaluations. Our risk management department conducts periodic surveillance audits of each ceding company. The audits entail review of underwriting and surveillance files, as well as meetings with management. Information gathered during these audits is used to re-evaluate treaties at the time of renewal.

Risk Management

        The Company's risk policies are set by the Portfolio Risk Management Committee, which includes members of senior management and senior Underwriting and Risk Management officers. The Portfolio Risk Management Committee focuses on the measurement and management of credit, market and liquidity risk for the overall company and its main operating subsidiaries. It has established and maintains underwriting limits, policies and procedures and meets at least quarterly to review and set policy.

        Our risk management personnel are responsible for transactional and treaty surveillance, insured portfolio management, risk syndication and claims administration. Risk management, in consultation with the Chief Underwriting Officer, sets risk limits for each line of business and designates those risks which are to be excluded from our reinsurance treaty assumptions. Tailored surveillance strategies have been developed for each type of exposure, depending upon the credit risk inherent in the exposure, with a view to determining credit trends in the insured book and making recommendations on portfolio management and risk mitigation strategies, to the extent appropriate. Because both businesses involve similar risks, we analyze and monitor our financial guaranty direct portfolio and our financial guaranty reinsurance portfolio on a combined basis.

        We may also seek to mitigate the risk inherent in our exposures through the purchase of third party reinsurance or retrocessions, and may also periodically purchase derivative contracts to alleviate all or a portion of this risk.

  Direct Businesses

        We conduct surveillance procedures to track risk aggregations and monitor performance of each risk. For municipal risk, we have review schedules for each credit dependent on the underlying rating of the credit and the revenue type. Credits perceived to have greater risk profiles are reviewed more frequently than other credits or classes of credits which historically have had few defaults. In the event of credit deterioration of a particular exposure, we review the credit more frequently and take remedial action as permitted by the terms of the transaction.

        For structured securities and certain mortgage risks, we generally collect data, often monthly or quarterly, and compare actual default and delinquency statistics to those generated by our models. To the extent that a transaction is performing materially below expectations, we seek to take steps to mitigate the potential for loss. Such steps may include meetings with servicers, re-evaluation of loan files and, in certain cases, removal of the servicer.

        We have created computerized models to track performance of certain other large direct business lines including CDOs and credit derivatives on corporate debt. These systems incorporate risk-tracking tools such as credit spreads and ratings which are obtained from third parties and incorporated into our risk tracking process.

  Reinsurance Businesses

        Our risk management personnel take steps to ensure that the primary insurer is managing risk pursuant to the terms of the applicable reinsurance agreement. To this end, we conduct periodic audits of ceding companies. We may conduct additional surveillance audits during the year, at which time underwriting, surveillance and claim files of the ceding company are reviewed.

  Closely Monitored Credits

        Our risk management department is responsible for monitoring our portfolio of credits and maintains a list of closely monitored credits. The closely monitored credits are divided into four categories: Category 1 (low priority; fundamentally sound, greater than normal risk); Category 2 (medium priority; weakening credit profile, may result in loss); Category 3 (high priority; claim/default probable, case reserve established); Category 4 (claim paid, case reserve established for future payments). Credits that are not included in the closely monitored credit list are categorized as fundamentally sound, normal risk. See "Business—Risk Management" for further definition and discussion of closely monitored credits. The following table provides financial guaranty net par outstanding by credit monitoring category as of December 31, 2004 and 2003:

	As of December 31, 2004			As of December 31, 2003
Description:	Net Par Outstanding	% of Net Par Outstanding	# of Credits in Category	Net Par Outstanding	% of Net Par Outstanding	# of Credits in Category
	($ in millions)
Fundamentally sound, normal risk	$93,855	98.2%		$85,795	98.0%
Closely monitored:
Category 1	1,490	1.6%	35	1,310	1.5%	29
Category 2	165	0.2%	9	252	0.3%	10
Category 3	70	—	16	131	0.1%	17
Category 4	12	—	8	36	—	3

Sub total	1,737	1.8%	68	1,729	2.0%	59

Total	$95,592	100%		$87,524	100%

Losses and Reserves

        Reserves for losses and loss adjustment expenses for non-derivative transactions in our financial guaranty direct, financial guaranty assumed reinsurance and mortgage guaranty business include case reserves and portfolio reserves. See the "Valuation of Derivative Financial Instruments" under Critical Accounting Estimates in Item 7 for more information on our derivative transactions. Case reserves are established when there is significant credit deterioration on specific insured obligations and the obligations are in default or default is probable, not necessarily upon non- payment of principal or interest by an insured. Case reserves represent the present value of expected future loss payments and loss adjustment expenses ("LAE"), net of estimated recoveries, but before considering ceded reinsurance. This reserving method is different from case reserves established by traditional property and casualty insurance companies, which establish case reserves upon notification of a claim and establish incurred but not reported ("IBNR") reserves for the difference between actuarially estimated ultimate losses and recorded case reserves. Financial guaranty insurance and assumed reinsurance case reserves and related salvage and subrogation, if any, are discounted at 6%, which is the approximate taxable equivalent yield on our investment portfolio in all periods presented.

        We record portfolio reserves in our financial guaranty direct, financial guaranty assumed reinsurance and mortgage guaranty business. Portfolio reserves are established with respect to the portion of our business for which case reserves have not been established. Portfolio reserves are not established for quota share mortgage insurance contract types, all of which are in run-off, rather IBNR reserves have been established for these contracts.

        Portfolio reserves are not established based on a specific event, rather they are calculated by aggregating the portfolio reserve calculated for each individual transaction. Individual transaction reserves are calculated on a quarterly basis by multiplying the par in-force by the product of the ultimate loss and earning factors without regard to discounting. The ultimate loss factor is defined as the frequency of loss multiplied by the severity of loss, where the frequency is defined as the probability of default for each individual issue. The earning factor is inception to date earned premium divided by the estimated ultimate written premium for each transaction. The probability of default is estimated from historical rating agency data and is based on the transaction's credit rating, industry sector and time until maturity. The severity is defined as the complement of historical recovery/salvage rates gathered by the rating agencies of defaulting issues and is based on the industry sector.

        Portfolio reserves are recorded gross of reinsurance. To date our reinsurance programs have been made up of excess of loss contracts. We have not ceded any amounts under these contracts, as our recorded portfolio reserves have not exceeded our contractual retentions.

        The Company records an incurred loss that is reflected in the statement of operations upon the establishment of portfolio reserves. When we initially record a case reserve, we reclassify the corresponding portfolio reserve already recorded for that credit within the balance sheet. The difference between the initially recorded case reserve and the reclassified portfolio reserve is recorded as a charge in our statement of operations. It would be a remote occurrence when the case reserve is not greater than the reclassified portfolio reserve. Any subsequent change in portfolio reserves or the initial case reserves are recorded quarterly as a charge or credit in our statement of operations in the period such estimates change. Due to the inherent uncertainties of estimating loss and LAE reserves, actual experience may differ from the estimates reflected in our consolidated financial statements, and the differences may be material.

        We also record IBNR reserves for our mortgage guaranty and other segments. IBNR is an estimate of losses for which the insured event has occurred but the claim has not yet been reported to us. In establishing IBNR, we use traditional actuarial methods to estimate the reporting lag of such claims based on historical experience, claim reviews and information reported by ceding companies. We record IBNR for mortgage guaranty reinsurance on two specific quota-share contracts that are in run-off within our mortgage guaranty segment. We also record IBNR for title reinsurance, auto residual value reinsurance and trade credit reinsurance within our other segment. The other segment represents lines of business we have exited or sold prior to the IPO.

        For all other mortgage guaranty transactions we record portfolio reserves in a manner consistent with our financial guaranty business. While other mortgage guaranty insurance companies do not record portfolio reserves, rather just case and IBNR reserves, we record portfolio reserves because we write business on an excess of loss basis, while other industry participants write quota share or first layer loss business. We manage and underwrite this business in the same manner as our financial guaranty insurance and reinsurance business because they have similar characteristics as insured obligations of mortgage-backed securities.

        FAS No. 60, "Accounting and Reporting by Insurance Enterprises" ("FAS 60") is the authoritative guidance for an insurance enterprise. FAS 60 prescribes differing reserving methodologies depending on whether a contract fits within its definition of a short-duration contract or a long-duration contract. Financial guaranty contracts have elements of long-duration insurance contracts in that they are irrevocable and extend over a period that may exceed 30 years or more, but for regulatory purposes are reported as property and liability insurance, which are normally considered short-duration contracts. The short-duration and long-duration classifications have different methods of accounting for premium revenue and contract liability recognition. Additionally, the accounting for deferred acquisition costs ("DAC") could be different under the two methods.

        We believe the guidance of FAS 60 does not expressly address the distinctive characteristics of financial guarantee insurance, so we also apply the analogous guidance of Emerging Issues Task Force ("EITF") Issue No. 85-20, "Recognition of Fees for Guaranteeing a Loan" ("EITF 85-20"), which provides guidance relating to the recognition of fees for guaranteeing a loan, which has similarities to financial guaranty insurance contracts. Under the guidance in EITF 85-20, the guarantor should assess the probability of loss on an ongoing basis to determine if a liability should be recognized under FAS No. 5, "Accounting for Contingencies" ("FAS 5"). FAS 5 requires that a loss be recognized where it is probable that one or more future events will occur confirming that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated.

        The Company is aware that there are certain differences regarding the measurement of portfolio loss liabilities among companies in the financial guaranty industry. The Company is not aware of specific methodologies applied by other companies in the financial guaranty industry regarding the establishment of such liabilities. In January and February 2005, the Securities and Exchange Commission ("SEC") staff has had discussions concerning these differences with a number of industry participants. Based on these discussions we understand the FASB staff is considering whether additional guidance is necessary regarding financial guaranty contracts. When and if the FASB staff reaches a conclusion on this issue, the Company and the rest of the financial guaranty industry may be required to change some aspects of their loss reserving policies, but the Company cannot currently assess how the FASB's or SEC staff's ultimate resolution of this issue will impact our reserving policy or other balances, i.e., premiums and DAC. Until the issue is resolved, the Company intends to continue to apply its existing policy with respect to the establishment of both case and portfolio reserves.

        The following table provides a reconciliation of the beginning and ending balances of the reserves for losses and LAE:

	For the Years Ended December 31,
	2004	2003	2002
	(in thousands of U.S. dollars)
Balance as of January 1	$522,593	$458,831	$401,079
Less reinsurance recoverable	(122,124)	(100,826)	(70,092)

Net balance as of January 1	400,469	358,005	330,987
Transfers to case reserves from portfolio reserves	581	725	416
Incurred losses and loss adjustment expenses pertaining to case and IBNR reserves:
Current year	131,242	86,672	179,531
Prior years	(155,835)	38,987	(7,546)

	(24,593)	125,659	171,985
Transfers to case reserves from portfolio reserves	(581)	(725)	(416)
Incurred losses and loss adjustment expenses pertaining to portfolio reserves	(7,386)	18,951	(22,905)
Transfer/ Novation of life, accident and health reinsurance	—	—	(28,820)

Total incurred losses and loss adjustment expenses	(31,979)	144,610	120,260
Loss and loss adjustment expenses paid and recovered pertaining to:
Current year	(50,623)	(30,702)	(69,157)
Prior years	(190,960)	(69,133)	(20,633)

	(241,583)	(99,835)	(89,790)
Value of reinsurance business assumed	(14,226)	(6,096)	(6,097)
Transfer title reserves	(6,620)	—	—
Foreign exchange loss on reserves	222	3,785	2,645

Net balance as of December 31	106,283	400,469	358,005
Plus reinsurance recoverable	120,220	122,124	100,826

Balance as of December 31	$226,503	$522,593	$458,831

Ratings

        As of the date of this Form 10-K, our insurance company subsidiaries have been assigned the following insurance financial strength ratings:

	Moody's	S&P		Fitch
AGC	Aa1(Excellent)	AAA(Extremely Strong)	*	Not rated
AGRI	Aa2(Excellent)	AA(Very Strong)		AA(Very Strong)
AGRO	Aa2(Excellent)	AA(Very Strong)		AA(Very Strong)
Assured Guaranty Mortgage	Aa2(Excellent)	AA(Very Strong)		AA(Very Strong)
Assured Guaranty (UK) Ltd.	Aa1(Excellent)	AAA(Extremely Strong)	*	Not rated

*
AGC's and Assured Guaranty (UK) Ltd.'s S&P ratings outlook is "Negative." An outlook Negative is not necessarily a precursor of a rating change or future creditwatch action. It means that a rating may be lowered.

        A "AAA" (Extremely Strong) rating is the highest and "AA" (Very Strong) is the third highest ranking of the 21 ratings categories used by S&P. "Aa1" (Excellent) is the second highest ranking and "Aa2" (Excellent) is the third highest ranking of 21 ratings categories used by Moody's. "AA" (Very Strong) is the third highest ranking of the 24 ratings categories used by Fitch. A financial strength rating is an opinion with respect to an insurer's ability to pay under its insurance policies and contracts in accordance with their terms. The opinion is not specific to any particular policy or contract. Financial strength ratings do not refer to an insurer's ability to meet non-insurance obligations and are not a recommendation to purchase or discontinue any policy or contract issued by an insurer or to buy, hold, or sell any security issued by an insurer, including our common shares.

        The major rating agencies have developed and published rating guidelines for rating financial guaranty and mortgage guaranty insurers and reinsurers. The financial strength ratings assigned by S&P, Moody's and Fitch are based upon factors relevant to policyholders and are not directed toward the protection of investors in our common shares. The rating criteria used by the rating agencies in establishing these ratings include consideration of the sufficiency of capital resources to meet projected growth (as well as access to such additional capital as may be necessary to continue to meet applicable capital adequacy standards), the company's overall financial strength, and demonstrated management expertise in financial guaranty and traditional reinsurance, credit analysis, systems development, marketing, capital markets and investment operations. Obligations insured by AGC generally are rated AAA and Aa1 by S&P and Moody's, respectively, by virtue of such insurance. These ratings reflect only the views of the respective rating agencies and are subject to revision or withdrawal at any time.

        The rating agencies grant credit to primary companies in their calculations of required capital and single risk limits for reinsurance ceded. The amount of credit is a function of the financial strength rating of the reinsurer. For example, S&P has established the following reinsurance credit for business ceded to a monoline reinsurer, including AGRI and AGRO.

	Monoline Reinsurer Rating
Ceding Company Rating
	AAA	AA	A	BBB
AAA	100%	70%	50%	n/a
AA	100%	75%	70%	50%
A	100%	80%	75%	70%
Below A: Not applicable.

        For reinsurance ceded to a multiline reinsurer, S&P has re-examined its methodology for the determination of reinsurance credit. In the course of its examination, S&P considered the effect of having both monoline and multiline companies in the industry, determining that multiline reinsurers had not demonstrated sufficient commitment to participation in the industry and occasionally had handled claims for financial guaranty reinsurance as they handle claims in their other business lines. S&P therefore determined that no rating agency reinsurance credit would be accorded cessions to multiline reinsurance companies that had not demonstrated their willingness and ability to make timely payment, which willingness and ability is measured by a financial enhancement rating ("FER") from S&P. A financial enhancement rating reflects not only an insurer's perceived ability to pay claims, but also its perceived willingness to pay claims. FERs are assigned by S&P to multiline insurers requesting the rating who meet stringent criteria identifying the company's capacity and willingness to pay claims on a timely basis. S&P has established the following reinsurance credit for business ceded to a multiline reinsurer carrying an FER:

	Multiline Reinsurer Rating
Ceding Company Rating
	AAA	AA	A	BBB
AAA	95%	65%	45%	n/a
AA	95%	70%	65%	45%
A	95%	75%	70%	65%
Below A: Not applicable.

        The ratings of AGRO and Assured Guaranty Mortgage are dependent upon support in the form of keepwell agreements. AGRI provides a keepwell to its subsidiary, AGRO. AGRO provides a keepwell to its subsidiary, Assured Guaranty Mortgage. Pursuant to the terms of these agreements, each of AGRI and AGRO agrees to provide funds to their respective subsidiaries sufficient for those subsidiaries to meet their obligations.

Investments

        Our principal objectives in managing our investment portfolio are: (1) to preserve our subsidiaries' financial strength ratings; (2) to maximize total after-tax book income while generating a competitive total rate of return; (3) to maintain sufficient liquidity to cover unexpected stress in the insurance portfolio; (4) to manage investment risk within the context of the underlying portfolio of insurance risk; and (5) to meet applicable regulatory requirements.

        We have a formal review process for all securities in our investment portfolio, including a review for impairment losses. Factors considered when assessing impairment include: (1) securities whose market values have declined by 20% or more below amortized cost for a continuous period of at least six months; (2) recent credit downgrades of the applicable security or the issuer by rating agencies; (3) the financial condition of the applicable issuer; (4) whether scheduled interest payments are past due; and (5) whether we have the ability and intent to hold the security for a sufficient period of time to allow for anticipated recoveries in fair value. If we believe a decline in the value of a particular investment is temporary, we record the decline as an unrealized loss in accumulated other comprehensive income in shareholders' equity on our consolidated balance sheets. If we believe the decline is "other than temporary," we write down the carrying value of the investment and record a loss on our statements of operations. Our assessment of a decline in value includes management's current judgment of the factors noted above. If that judgment changes in the future, we may ultimately record a loss after having originally concluded that the decline in value was temporary.

        As of December 31, 2004, we had no below investment grade securities or non-rated securities in our investment portfolio. For additional information regarding our investments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Investment Portfolio."

        Prior to January 1, 2005 we had retained Lazard Freres Asset Management and Hyperion Capital Management, Inc. to manage our investment portfolio. As of January 1, 2005 this function has been placed with BlackRock Financial Management, Inc. These investment managers have discretionary authority over our investment portfolio within the limits of our investment guidelines. We compensate each of these managers based upon a fixed percentage of the market value of our portfolio. During the years ended December 31, 2004, 2003 and 2002, we paid aggregate investment management fees of $1.8 million, $1.8 million and $1.6 million, respectively, to these managers.

Competition

        Our principal competitors in the market for financial guarantees are Ambac Assurance Corporation ("Ambac"), Financial Guaranty Insurance Company ("FGIC"), Financial Security Assurance Inc. ("FSA") and MBIA Insurance Corporation ("MBIA"), which are larger than we are, as well as recent entrants XL Capital Assurance Inc./XL Financial Assurance Ltd. and CDC IXIS Financial Guaranty, all of which have AAA and Aaa ratings from S&P and Moody's. Based on shareholders' equity, we are larger than XL Capital Assurance Inc./XL Financial Assurance Ltd. and CDC IXIS Financial Guaranty. Banks, smaller and lower rated financial guaranty insurance companies and multiline insurers and reinsurers also participate in the broader credit enhancement market. The principal competitive factors are: (1) premium rates; (2) conditions precedent to the issuance of a policy related to the structure and security features of a proposed bond issue; (3) the financial strength ratings of the guarantor; and (4) the quality of service and execution provided to issuers, investors and other clients of the issuer. Financial guaranty insurance also competes domestically and internationally with other forms of credit enhancement, including the use of senior and subordinated tranches of a proposed structured finance obligation and/or overcollateralization or cash collateral accounts, as well as more traditional forms of credit support.

        Our principal competitors in the financial guaranty reinsurance market are Radian Reinsurance Inc., RAM Reinsurance Company Ltd., Swiss Reinsurance Company, Tokio Marine & Fire Insurance Co., Ltd. and XL Financial Assurance Ltd. During 2004 two new entrants joined the financial guaranty reinsurance market. MBIA, RenaissanceRe Holdings Ltd., Koch Financial Corporation and PartnerRe Ltd. formed a new Bermuda-based financial guaranty reinsurance company, Channel Reinsurance Ltd., which has been rated "Aaa" by Moody's and "AAA" by S&P. Wachovia Corp., formed a new Bermuda-based financial guaranty reinsurance company, BluePoint Re Ltd. ("BluePoint"). BluePoint has been rated "Aa3" by Moody's and "AA" by S&P. Competition in the financial guaranty reinsurance business is based upon many factors, including overall financial strength, pricing, service and evaluation of claims-paying ability by the major rating agencies.

        The U.S. private mortgage insurance industry consists of eight active mortgage guaranty insurers: CMG Mortgage Insurance Company, General Electric Mortgage Insurance Company, Mortgage Guaranty Insurance Company, PMI Mortgage Insurance Co., Radian Guaranty Inc., Republic Mortgage Insurance Company, Triad Mortgage Insurance Company and United Guaranty Residential Insurance Company. These mortgage guaranty insurers do not use a material amount of third-party reinsurance. They do, however, employ various risk-sharing arrangements with their affiliated companies. In addition, lender-owned "captive" companies are a significant source of reinsurance capacity for the industry. In the United Kingdom, we face competition from affiliates of U.S. private mortgage guaranty insurers, which primarily write excess of loss reinsurance for MIG captives.

Regulation

  General

        The business of insurance and reinsurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another. Reinsurers are generally subject to less direct regulation than primary insurers. We are subject to regulation under applicable statutes in the United States, the United Kingdom and Bermuda.

  United States

        Assured Guaranty has three operating insurance subsidiaries domiciled in the United States, which we refer to collectively as the "Assured Guaranty U.S. Subsidiaries."

        AGC is a Maryland-domiciled insurance company licensed to write financial guaranty insurance and reinsurance (and in some states casualty, surety and other lines) in 47 U.S. states and the District of Columbia. AGC has license applications pending, or intends to file an application, in each of those states in which it is not currently licensed. AGC is also licensed as a Class 3 insurer in Bermuda. Assured Value Insurance Company, a wholly-owned subsidiary of AGC, is a Maryland-domiciled and licensed insurance company. It is licensed to conduct surety business. To date, it has not transacted any business. Assured Guaranty (UK), also a wholly-owned subsidiary of AGC, is a UK incorporated company licensed as a UK insurance company.

        Assured Guaranty Mortgage is a New York corporation licensed as a mortgage guaranty insurer in the State of New York and in the District of Columbia and thereby is authorized solely to transact the business of mortgage guaranty insurance and reinsurance. Assured Guaranty Mortgage is an approved or accredited reinsurer in the States of California, Illinois and Wisconsin.

  Insurance Holding Company Regulation

        Assured Guaranty and the Assured Guaranty U.S. Subsidiaries are subject to the insurance holding company laws of Maryland and New York. These laws generally require each of the Assured Guaranty U.S. Subsidiaries to register with its respective domestic state insurance department and annually to furnish financial and other information about the operations of companies within their holding company system. Generally, all transactions among companies in the holding company system to which any of the Assured Guaranty U.S. Subsidiaries is a party (including sales, loans, reinsurance agreements and service agreements) must be fair and, if material or of a specified category, such as service agreements, require prior notice and approval or non-disapproval by the insurance department where the applicable subsidiary is domiciled.

  Change of Control

        Before a person can acquire control of a U.S. domestic insurance company, prior written approval must be obtained from the insurance commissioner of the state where the domestic insurer is domiciled. Generally, state statutes provide that control over a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, 10% or more of the voting securities of the domestic insurer. Prior to granting approval of an application to acquire control of a domestic insurer, the state insurance commissioner will consider such factors as the financial strength of the applicant, the integrity and management of the applicant's board of directors and executive officers, the acquirer's plans for the management of the applicant's board of directors and executive officers, the acquirer's plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control. These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control involving us that some or all of our stockholders might consider to be desirable, including in particular unsolicited transactions.

  State Insurance Regulation

        State insurance authorities have broad regulatory powers with respect to various aspects of the business of U.S. insurance companies, including licensing these companies to transact business, accreditation of reinsurers, admittance of assets to statutory surplus, regulating unfair trade and claims practices, establishing reserve requirements and solvency standards, regulating investments and dividends, and, in certain instances, approving policy forms and related materials and approving premium rates. State insurance laws and regulations require the Assured Guaranty U.S. Subsidiaries to file financial statements with insurance departments everywhere they are licensed, authorized or accredited to conduct insurance business, and their operations are subject to examination by those departments at any time. The Assured Guaranty U.S. Subsidiaries prepare statutory financial statements in accordance with Statutory Accounting Practices, or SAP, and procedures prescribed or permitted by these departments. State insurance departments also conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years. Market conduct examinations by regulators other than the domestic regulator are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the National Association of Insurance Commissioners.

        As stated above, financial examinations are conducted by the state of domicile of the insurer. The Maryland Insurance Administration conducts a periodic examination of insurance companies domiciled in Maryland every five years. During 2003, the Maryland Insurance Administration completed its field work in connection with a five-year examination of Assured Guaranty for the period from 1997 through 2001. The Report on Financial Examination, issued by the Maryland Insurance Administration on October 10, 2003 in connection with such examination, did not contain any materially adverse findings. The New York Insurance Department, the regulatory authority of the domiciliary jurisdiction of Assured Guaranty Mortgage, conducts a periodic examination of insurance companies domiciled in New York, also at five-year intervals. During 2003, the New York Insurance Department completed its field work in connection with its examination of Assured Guaranty Mortgage for the period from 1997 though 2002. The report on the examination, issued July 11, 2003 by the New York Insurance Department, does not contain any materially adverse findings.

        The terms and conditions of reinsurance agreements generally are not subject to regulation by any U.S. state insurance department with respect to rates. As a practical matter, however, the rates charged by primary insurers do have an effect on the rates that can be charged by reinsurers.

  State Dividend Limitations

        Maryland.    One of the primary sources of cash for the payment of debt service and dividends by Assured Guaranty is the receipt of dividends from AGC. If a dividend or distribution is an "extraordinary dividend," it must be reported to, and approved by, the Insurance Commissioner prior to payment. An "extraordinary dividend" is defined to be any dividend or distribution to stockholders, such as Assured Guaranty, which together with dividends paid during the preceding twelve months exceeds the lesser of 10% of an insurance company's policyholders' surplus at the preceding December 31 or 100% of AGC's adjusted net investment income during that period. Further, an insurer may not pay any dividend or make any distribution to its shareholders unless the insurer notifies the Insurance Commissioner of the proposed payment within five business days following declaration and at least ten days before payment. The Insurance Commissioner may declare that such dividend not be paid if the Commissioner finds that the insurer's policyholders' surplus would be inadequate after payment of the dividend or could lead the insurer to a hazardous financial condition. AGC did not declare or pay any dividends during 2004. As of December 31, 2004, the maximum amount available during 2005 for the payment of dividends by AGC which would not be characterized as "extraordinary dividends" was approximately $23.7 million.

        New York.    Under the New York Insurance Law, Assured Guaranty Mortgage may declare or pay any dividend only out of "earned surplus," which is defined as that portion of the company's surplus that represents the net earnings, gains or profits (after deduction of all losses) that have not been distributed to shareholders as dividends or transferred to stated capital, capital surplus or contingency reserves, or applied to other purposes permitted by law, but does not include unrealized appreciation of assets. Additionally, no dividend may be declared or distributed in an amount which, together with all dividends declared or distributed by it during the preceding twelve months, exceeds the lesser of 10% of Assured Guaranty Mortgage's statutory surplus as shown on its latest statutory financial statement on file with the New York Superintendent of Insurance, or 100% of Assured Guaranty Mortgage's adjusted net investment income during that period, unless, upon prior application, the Superintendent approves a greater dividend or distribution after finding that the company will retain sufficient surplus to support its obligations and writings. Assured Guaranty Mortgage did not declare or pay dividends during 2004. As of December 31, 2004, Assured Guaranty Mortgage had negative unassigned funds and therefore cannot pay dividends during 2005.

  Contingency Reserves

        In accordance with Maryland law and regulations, AGC maintains a contingency reserve for the protection of policyholders against the effect of adverse economic cycles. The contingency reserve is maintained for each obligation and is equal to the greater of 50% of the premiums written or a percentage of principal guaranteed (which percentage varies from 0.55% to 2.5% depending on the nature of the asset). The contingency reserve is put up over a period of either 15 or 20 years, depending on the nature of the obligation, and then taken down over the same period of time. The contingency reserve may be maintained net of reinsurance.

        Under the New York Insurance Law, Assured Guaranty Mortgage must establish a contingency reserve to protect policyholders against the effect of adverse economic cycles. This reserve is established out of net premiums (gross premiums less premiums returned to policyholders) remaining after the statutory unearned premium reserve is established. Contributions to the contingency reserve must equal 50% of remaining earned premiums and, except as otherwise approved by the Superintendent of Insurance, must be maintained in the contingency reserve for a period of 120 months. Reinsurers are required to establish a contingency reserve equal to their proportionate share of the reserve established by the ceding company. Assured Guaranty Mortgage's contingency reserve as of December 31, 2004 met these requirements.

  Risk-to-Capital Requirements

        Under the New York Insurance Law, Assured Guaranty Mortgage's total liability, net of applicable reinsurance, under its aggregate insurance policies may not exceed 25 times its total policyholders' surplus, commonly known as the "risk-to-capital" requirement. As of December 31, 2004, the consolidated risk-to-capital ratio for Assured Guaranty Mortgage was below the limit.

  Investments

        The Assured Guaranty U.S. Subsidiaries are subject to laws and regulations that require diversification of their investment portfolio and limit the amount of investments in certain asset categories, such as below investment grade fixed maturity securities, equity real estate, other equity investments, and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus, and, in some instances, would require divestiture of such non-qualifying investments. We believe that the investments made by the Assured Guaranty U.S. Subsidiaries complied with such regulations as of December 31, 2004. In addition, any investment must be approved by the insurance company's board of directors or a committee thereof that is responsible for supervising or making such investment.

  Operations of Our Non-U.S. Insurance Subsidiaries

        The insurance laws of each state of the United States and of many other countries regulate or prohibit the sale of insurance and reinsurance within their jurisdictions by unlicensed or non-accredited insurers and reinsurers. Assured Guaranty (UK), AGRI or AGRO are not admitted to do business in the United States. We do not intend that Assured Guaranty (UK), AGRI or AGRO will maintain offices or solicit, advertise, settle claims or conduct other insurance activities in any jurisdiction in the United States where the conduct of such activities would require it to be admitted or authorized.

        In addition to the regulatory requirements imposed by the jurisdictions in which they are licensed, reinsurers' business operations are affected by regulatory requirements in various states of the United States governing "credit for reinsurance" which are imposed on their ceding companies. In general, a ceding company which obtains reinsurance from a reinsurer that is licensed, accredited or approved by the ceding company's state of domicile is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the ceding company's liability for unearned premiums (which are that portion of premiums written which applies to the unexpired portion of the policy period), loss reserves and loss expense reserves ceded to the reinsurer. The great majority of states, however, permit a credit on the statutory financial statement of a ceding insurer for reinsurance obtained from a non-licensed or non-accredited reinsurer to the extent that the reinsurer secures its reinsurance obligations to the ceding insurer by providing a letter of credit, trust fund or other acceptable security arrangement. A few states do not allow credit for reinsurance ceded to non-licensed reinsurers except in certain limited circumstances and others impose additional requirements that make it difficult to become accredited.

  Bermuda

        Each of AGRI and AGRO, our "Bermuda Subsidiaries," is an insurance company registered and licensed as a "Class 3 insurer" and a "long-term insurer" under the Insurance Act 1978 of Bermuda. AGC is permitted under a revocable permit granted under the Companies Act 1981 of Bermuda (the "Companies Act") to engage in and carry on trade and business limited to engaging in certain non-U.S. financial guarantee insurance and reinsurance outside Bermuda from a principal place of business in Bermuda, subject to compliance with the conditions attached to the permit and relevant provisions of the Companies Act (including having a Bermuda principal representative for the Companies Act purposes, restrictions on activities in Bermuda, publication and filing of prospectuses on public offerings of securities, registration of charges against its assets and certain winding up provisions). AGC is also licensed as a Class 3 insurer in Bermuda. The Insurance Act 1978 of Bermuda, amendments thereto and related regulations (collectively, the "Insurance Act") impose on insurance companies certain solvency and liquidity standards; certain restrictions on the declaration and payment of dividends and distributions; certain restrictions on the reduction of statutory capital; certain restrictions on the winding up of long-term insurers; and certain auditing and reporting requirements and also the need to have a principal representative and a principal office (as understood under the Insurance Act) in Bermuda. The Insurance Act grants to the Bermuda Monetary Authority the power to cancel insurance licenses, supervise, investigate and intervene in the affairs of insurance companies and in certain circumstances share information with foreign regulators. Class 3 insurers are authorized to carry on general insurance business (as understood under the Insurance Act), subject to conditions attached to the license and to compliance with minimum capital and surplus requirements, solvency margin, liquidity ratio and other requirements imposed by the Insurance Act. Long-term insurers are permitted to carry on long-term business (as understood under the Insurance Act) subject to conditions attached to the license and to similar compliance requirements and the requirement to maintain its long-term business fund (a segregated fund). Each of AGRI and AGRO is required annually to file statutorily mandated financial statements and returns, audited by an auditor approved by the Bermuda Monetary Authority (no approved auditor of an insurer may have an interest in that insurer, other than as an insured, and no officer, servant or agent of an insurer shall be eligible for appointment as an insurer's approved auditor), together with an annual loss reserve opinion of a Bermuda Monetary Authority-approved loss reserve specialist and the required actuary's certificate with respect to the long-term business. AGC has an exemption from such filings for certain financial years, subject to conditions and the current exemption expiring for the 2006 financial year ending December 31, 2006.

        Certain provisions of services and office space in Bermuda by ACE affiliated companies will require specific licenses and approvals by the Minister of Finance of Bermuda or other Bermuda regulatory authority. Under a condition to its permit granted under the Companies Act, AGC must inform the Minister of Finance of any change in its beneficial ownership within 14 days of the occurrence of such change.

  Restrictions on Dividends and Distributions

        The Insurance Act limits the declaration and payment of dividends and other distributions by AGRI, AGRO and AGC.

        Under the Insurance Act:

  •
  The minimum share capital must be always issued and outstanding and cannot be reduced (for a company registered both as a Class 3 insurer and a long-term insurer the minimum share capital is US$370,000 and for a company registered as a Class 3 insurer only, the minimum share capital is US$120,000).

  •
  With respect to the distribution (including repurchase of shares) of any share capital, contributed surplus or other statutory capital, certain restrictions under the Insurance Act 1978 may apply if the proposal is to reduce its total statutory capital. Before reducing its total statutory capital by 15% or more of the insurer's total statutory capital as set out in its previous year's financial statements, a Class 3 insurer or a long-term insurer must obtain the prior approval of the Bermuda Monetary Authority.

  •
  With respect to the declaration and payment of dividends:

          (a)   the insurer may not declare or pay any dividends during any financial year if it would cause the insurer to fail the applicable solvency margin or liquidity ratio (the "relevant margins");

          (b)   if the insurer failed to meet any of its relevant margins on the last day of any financial year the insurer may not without the prior approval of the Bermuda Monetary Authority declare or pay any dividends during the next financial year; and

          (c)   a Class 3 insurer which at any time fails to meet its general business solvency margin may not declare or pay any dividend until the failure is rectified, and also in such circumstances the Class 3 insurer must report, within 30 days after becoming aware of its failure or having reason to believe that such failure has occurred, to the Bermuda Monetary Authority giving particulars of the circumstances leading to the failure and the manner and time in which the Class 3 insurer intends to rectify the failure.

  •
  A long-term insurer may not:

          (a)   use the funds allocated to its long-term business fund, directly or indirectly, for any purpose other than a purpose of its long-term business except in so far as such payment can be made out of any surplus certified by the insurer's approved actuary to be available for distribution otherwise than to policyholders; and

          (b)   declare or pay a dividend to any person other than a policyholder unless the value of the assets of its long-term business fund, as certified by the insurer's approved actuary, exceeds the extent (as so certified) of the liabilities of the insurer's long-term business, and the amount of any such dividend shall not exceed the aggregate of (1) that excess; and (2) any other funds properly available for the payment of dividends being funds arising out of the business of the insurer other than its long-term business.

        Under the Companies Act, a Bermuda company (such as Assured Guaranty, AGRI and AGRO) may only declare and pay a dividend or make a distribution out of contributed surplus (as understood under the Companies Act) if there are reasonable grounds for believing that the company is and after the payment will be able to meet and pay its liabilities as they become due and the realizable value of the company's assets will not be less than the aggregate of its liabilities and its issued share capital and share premium accounts. The Companies Act also regulates and restricts the reduction and return of capital and paid-in share premium, including repurchase of shares and imposes minimum issued and outstanding share capital requirements.

  Certain Other Bermuda Law Considerations

        Although Assured Guaranty Ltd. is incorporated in Bermuda, it is classified as a non-resident of Bermuda for exchange control purposes by the Bermuda Monetary Authority. Pursuant to its non-resident status, Assured Guaranty may engage in transactions in currencies other than Bermuda dollars and there are no restrictions on its ability to transfer funds (other than funds denominated in Bermuda dollars) in and out of Bermuda or to pay dividends to U.S. residents who are holders of its common shares.

        Under Bermuda law, "exempted" companies are companies formed for the purpose of conducting business outside Bermuda from a principal place of business in Bermuda. As an "exempted" company, Assured Guaranty (as well as each of AGRI and AGRO) may not, without the express authorization of the Bermuda legislature or under a license or consent granted by the Minister of Finance, participate in certain business and other transactions, including: (1) the acquisition or holding of land in Bermuda (except that held by way of lease or tenancy agreement which is required for its business and held for a term not exceeding 50 years, or which is used to provide accommodation or recreational facilities for its officers and employees and held with the consent of the Bermuda Minister of Finance, for a term not exceeding 21 years), (2) the taking of mortgages on land in Bermuda to secure a principal amount in excess of $50,000 unless the Minister of Finance consents to a higher amount, and (3) the carrying on of business of any kind or type for which it is not duly licensed in Bermuda, except in certain limited circumstances, such as doing business with another exempted undertaking in furtherance of Assured Guaranty's business carried on outside Bermuda.

        The Bermuda government actively encourages foreign investment in "exempted" entities like Assured Guaranty that are based in Bermuda, but which do not operate in competition with local businesses. Assured Guaranty is not currently subject to taxes computed on profits or income or computed on any capital asset, gain or appreciation. Bermuda companies and permit companies, such as AGC, pay, as applicable, annual government fees, business fees, payroll tax and other taxes and duties. See "Material Tax Considerations—Taxation of Assured Guaranty and Subsidiaries—Bermuda."

        Special considerations apply to our Bermuda operations. Under Bermuda law, non-Bermudians, other than spouses of Bermudians and individuals holding permanent resident certificates or working resident certificates, are not permitted to engage in any gainful occupation in Bermuda without a work permit issued by the Bermuda government. A work permit is only granted or extended if the employer can show that, after a proper public advertisement, no Bermudian, spouse of a Bermudian or individual holding a permanent resident certificate is available who meets the minimum standards for the position. The Bermuda government has a policy that places a six-year term limit on individuals with work permits, subject to specified exemptions for persons deemed to be key employees. Currently, all of our Bermuda-based professional employees who require work permits have been granted work permits by the Bermuda government. This includes the following key employees: Messrs. Frederico, Mills and Michener, each of whom has received a work permit.

United Kingdom

  General

        Since December 1, 2001, the regulation of the financial services industry in the United Kingdom has been consolidated under the Financial Services Authority ("FSA UK"). In addition, the regulatory regime in the United Kingdom must comply with certain European Union ("EU") directives binding on all EU member states.

        The FSA UK is the single statutory regulator responsible for regulating the financial services industry in the U.K., having the authority to oversee the carrying on of "regulated activities" (including deposit taking, insurance and reinsurance, investment management and most other financial services), with the purpose of maintaining confidence in the U.K. financial system, providing public understanding of the system, securing the proper degree of protection for consumers and helping to reduce financial crime. It is a criminal offense for any person to carry on a regulated activity in the U.K. unless that person is authorized by the FSA UK and has been granted permission to carry on that regulated activity, or otherwise falls under an exemption to such regulation.

        Insurance business in the United Kingdom falls into two main categories: long-term insurance (which is primarily investment-related) and general insurance. It is not possible for an insurance company to be authorized in both long-term and general insurance business. These two categories are both divided into "classes" (for example: permanent health and pension fund management are two classes of long-term insurance; damage to property and motor vehicle liability are two classes of general insurance). Under the Financial Services and Markets Act 2000 ("FSMA"), effecting or carrying out contracts of insurance, within a class of general or long-term insurance, by way of business in the U.K., constitutes a "regulated activity" requiring authorization. An authorized insurance company must have permission for each class of insurance business it intends to write.

        Assured Guaranty (UK) is authorized to effect and carry out certain classes of non-life insurance, specifically: classes 14 (credit), 15 (suretyship) and 16 (miscellaneous financial loss). This scope of permission is sufficient to enable Assured Guaranty (UK) to effect and carry out financial guaranty insurance and reinsurance.

        The insurance and reinsurance businesses of Assured Guaranty (UK) are subject to close supervision by the FSA UK. In addition to its requirements for senior management arrangements, systems and controls of insurance and reinsurance companies under its jurisdiction, the FSA UK is placing an increased emphasis on risk identification and management in relation to the prudential regulation of insurance and reinsurance business in the United Kingdom. There have been a number of recent changes to the FSA UK's rules that will affect insurance and reinsurance companies authorized in the U.K. For example, the FSA UK has introduced rules on the sale of general insurance, known as insurance mediation, and has introduced the "Integrated Prudential Sourcebook" which includes measures such as risk-based capital adequacy rules, including individual capital assessments which are intended to align capital requirements with the risk profile of each insurance company and proposals aimed at ensuring adequate diversification of an insurer's or reinsurer's exposures to any credit risks of its reinsurers. Assured Guaranty (UK) is currently calculating its minimum required capital according to the FSA's new individual capital adequacy standards. Although we do not anticipate any adverse impact on Assured Guaranty (UK), it is possible that the FSA's individual capital adequacy standard may have an adverse impact on the potential business operations of Assured Guaranty (UK).

        As a consequence of the new insurance mediation rules, Assured Guaranty (UK) now also has permission to arrange and advise on deals in financial guarantees which it underwrites.

        Assured Guaranty Finance Overseas, Ltd. is not authorized as an insurer. It is authorized by the FSA UK as a "Category D" company to carry out designated investment business activities in that it may "advise on investments (except on pension transfers and pension opt outs)" relating to most investment instruments. In addition, it may arrange or bring about transactions in investments and make "arrangements with a view to transactions in investments." It should be noted that Assured Guaranty Finance Overseas Ltd. does not itself take risk in the transactions it arranges or places, and may not hold funds on behalf of its customers.

  Supervision

        The FSA UK carries out the prudential supervision of insurance companies through a variety of methods, including the collection of information from statistical returns, review of accountants' reports, visits to insurance companies and regular formal interviews.

        The FSA UK has adopted a risk-based approach to the supervision of insurance companies. Under this approach, the FSA UK periodically performs a formal risk assessment of insurance companies or groups carrying on business in the U.K. which varies in scope according to the risk profile of the insurer. The FSA UK performs its risk assessment by analyzing information which it receives during the normal course of its supervision, such as regular prudential returns on the financial position of the insurance company, or which it acquires through a series of meetings with senior management of the insurance company. After each risk assessment, the FSA UK will inform the insurer of its views on the insurer's risk profile. This will include details of any remedial action that the FSA UK requires and the likely consequences if this action is not taken.

  Solvency Requirements

        The Integrated Prudential Sourcebook requires that non-life insurance companies such as Assured Guaranty (UK) maintain a margin of solvency at all times in respect of the liabilities of the insurance company, the calculation of which depends on the type and amount of insurance business a company writes. The method of calculation of the solvency margin (known in the Integrated Prudential Sourcebook as the minimum capital requirement) is set out in the Integrated Prudential Sourcebook, and for these purposes, the insurer's assets and liabilities are subject to specified valuation rules. The Integrated Prudential Sourcebook also requires that Assured Guaranty (UK) calculates and shares with the FSA UK its "enhanced capital requirement" based on risk-weightings applied to assets held and lines of business written. This enhanced capital requirement is not yet a legally-binding requirement but is required to form the basis of Assured Guaranty (UK)'s individual capital assessment which is then discussed with the FSA UK. It is currently not expected that the enhanced capital requirement will become legally binding before 2007. Failure to maintain capital at least equal to the higher of the minimum capital requirement and the individual capital assessment is one of the grounds on which the wide powers of intervention conferred upon the FSA UK may be exercised.

        To the extent that the amount of premiums for such classes exceed certain specified minimum thresholds, each insurance company writing property, credit and other specified categories of insurance or reinsurance business is required by the Integrated Prudential Sourcebook to maintain an equalization reserve calculated in accordance with the provisions of the Integrated Prudential Sourcebook.

        These solvency requirements came into force on January 1, 2005. They may need to be amended in order to implement the European Union's proposed "Solvency II" directive on risk-based capital but that is not expected to be implemented until 2009 or 2010.

        In addition, an insurer (other than a company conducting only reinsurance business) is required to perform and submit to the FSA UK a solvency margin calculation return in respect of its ultimate parent and, if different, its ultimate EEA parent (see definition of "EEA" under "Passporting" below). Although there is currently no requirement that either parent solvency calculation shows a positive result, the FSA UK is required to take action where it considers that the solvency of the insurance company is or may be jeopardized due to the group solvency position. The test at the ultimate EEA holding company level will become a legally-binding capital requirement of the insurance company from December 31, 2006. Public disclosure of the EEA group calculation will be required from December 31, 2005. The purpose of these proposals is to prevent leveraging of capital arising from involvements in other group insurance firms. Given the current structure of the Company, the main aspects of the Company's capital regime will not apply to Assured Guaranty (UK)'s ultimate parent, because it is incorporated in Bermuda, nor to the intermediate holding companies, because they are incorporated in the United States, but reporting will be required to the FSA UK up to the ultimate parent.

        Further, an insurer is required to report in its annual returns to the FSA UK all material related party transactions (e.g., intragroup reinsurance, whose value is more than 5% of the insurer's general insurance business amount).

  Restrictions on Dividend Payments

        U.K. company law prohibits Assured Guaranty (UK) from declaring a dividend to its shareholders unless it has "profits available for distribution." The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While the U.K. insurance regulatory laws impose no statutory restrictions on a general insurer's ability to declare a dividend, the FSA UK's capital requirements may in practice act as a restriction on dividends.

  Reporting Requirements

        U.K. insurance companies must prepare their financial statements under the Companies Act of 1985 (as amended), which requires the filing with Companies House of audited financial statements and related reports. In addition, U.K. insurance companies are required to file regulatory returns with the FSA UK, which include a revenue account, a profit and loss account and a balance sheet in prescribed forms. Under sections of the Interim Prudential Sourcebook for Insurers (which have remained in force following the Integrated Prudential Sourcebook replacing most of its terms on 1 January 2005), audited regulatory returns must be filed with the FSA UK within two months and 15 days of the financial year end (or three months where the delivery of the return is made electronically).

  Supervision of Management

        The FSA UK closely supervises the management of insurance companies through the approved persons regime, by which any appointment of persons to perform certain specified "controlled functions" within a regulated entity must be approved by the FSA UK.

  Change of Control

        FSMA regulates the acquisition of "control" of any U.K. insurance company authorized under FSMA. Any company or individual that (together with its or his associates) directly or indirectly acquires 10% or more of the shares in a U.K. authorized insurance company or its parent company, or is entitled to exercise or control the exercise of 10% or more of the voting power in such authorized insurance company or its parent company, would be considered to have acquired "control" for the purposes of the relevant legislation, as would a person who had significant influence over the management of such authorized insurance company or its parent company by virtue of his shareholding or voting power in either.

        Under FSMA, any person proposing to acquire "control" of a U.K. authorized insurance company must give prior notification to the FSA UK of its intention to do so. The FSA UK then has three months to consider that person's application to acquire "control." In considering whether to approve such application, the FSA UK must be satisfied that both the acquirer is a "fit and proper" person to have "control" and that the interests of consumers would not be threatened by such acquisition of "control." "Consumers" in this context includes all persons who may use the services of the authorized insurance company. Failure to make the relevant prior application could result in action being taken by the FSA UK.

  Intervention and Enforcement

        The FSA UK has extensive powers to intervene in the affairs of an authorized person, culminating in the ultimate sanction of the removal of authorization to carry on a regulated activity. FSMA imposes on the FSA UK statutory obligations to monitor compliance with the requirements imposed by FSMA, and to enforce the provisions of FSMA related rules made by the FSA UK such as the Integrated Prudential Sourcebook and those parts of the Interim Prudential Sourcebook for Insurers which remain in force. The FSA UK has power, among other things, to enforce and take disciplinary measures in respect of breaches of both the Integrated Prudential Sourcebook and breaches of the conduct of business rules generally applicable to authorized persons.

        The FSA UK also has the power to prosecute criminal offenses arising under FSMA, and to prosecute insider dealing under Part V of the Criminal Justice Act of 1993, and breaches of money laundering regulations. The FSA UK's stated policy is to pursue criminal prosecution in all appropriate cases.

  "Passporting"

        EU directives allow Assured Guaranty Finance Overseas, Ltd. and Assured Guaranty (UK) to conduct business in EU states other than the United Kingdom in compliance with the scope of permission granted these companies by FSA UK without the necessity of additional licensing or authorization in other EU jurisdictions. This ability to operate in other jurisdictions of the EU on the basis of home state authorization and supervision is sometimes referred to as "passporting." Insurers may operate outside their home member state either on a "services" basis or on an "establishment" basis. Operating on a "services" basis means that the company conducts permitted businesses in the host state without having a physical presence there, while operating on an establishment basis means the company has a branch or physical presence in the host state. In both cases, a company remains subject to regulation by its home regulator, and not by local regulatory authorities, although the company nonetheless may have to comply with certain local rules. In addition to EU member states, Norway, Iceland and Liechtenstein (members of the broader European Economic Area or "EEA") are jurisdictions in which this passporting framework applies. Assured Guaranty (UK) is permitted to operate on a passport basis in various countries throughout the European Union; Assured Guaranty Finance Overseas, Ltd. is permitted to operate on a services basis in Austria, Belgium, Finland, France, Germany, the Republic of Ireland, Italy, Luxembourg, the Netherlands, Norway, Portugal, Spain and Sweden.

  Fees and Levies

        Assured Guaranty (UK) is subject to FSA UK fees and levies based on Assured Guaranty (UK)'s gross written premiums. The FSA UK also requires authorized insurers to participate in an investors' protection fund, known as the Financial Services Compensation Scheme (the "FSCS"). The FSCS was established to compensate consumers of financial services, including the buyers of insurance, against failures in the financial services industry. Individual policyholders and small businesses may be compensated by the FSCS when an authorized insurer is unable, or likely to be unable, to satisfy policyholder claims. Assured Guaranty (UK) does not expect to write any insurance business that is protected by the FSCS.

Tax Matters

  Corporate Income Tax

        Assured Guaranty Ltd. is a Bermuda corporation that operates as a holding company with offices only in Bermuda and does not pay U.S. corporate income taxes (except certain withholding taxes) on the basis that it is not engaged in a trade or business in the U.S. However, there can be no assurance that the U.S. Internal Revenue Service (IRS) will not contend to the contrary. If Assured Guaranty Ltd. were subject to U.S. income tax, there could be a material adverse effect on its consolidated shareholders' equity and earnings. Assured Guaranty Ltd. and its Bermuda-based insurance and reinsurance subsidiaries do not file U.S. income tax returns reporting income subject to U.S. income tax since they do not conduct business within the U.S. However, Assured Guaranty Ltd. and its Bermuda-based insurance and reinsurance subsidiaries have filed protective tax returns reporting no U.S. income to preserve their ability to deduct their ordinary and necessary business expenses should the IRS successfully challenge their contention that none of their income is subject to a net income tax in the U.S.

        Under current Bermuda law, Assured Guaranty Ltd. and its Bermuda subsidiaries are not required to pay any taxes on their income or capital gains. Assured Guaranty Ltd. and the Bermuda subsidiaries have received an undertaking from the Minister of Finance in Bermuda that, in the event of any taxes being imposed, we will be exempt from taxation in Bermuda until March 2016.

        Assured Guaranty US Holdings Inc. and Assured Guaranty Overseas US Holdings Inc. and their respective subsidiaries are subject, directly or, as shareholders, indirectly to U.S. corporate income tax and file U.S. tax returns. Certain of our international operations are also subject to income taxes imposed by the jurisdictions in which they operate.

Related Person Insurance Income

        Each U.S. person, who beneficially owns our Ordinary Shares (directly or through foreign entities) on the last day of a non-U.S. insurance subsidiary's fiscal year, will have to include in such person's gross income for U.S. income tax purposes a proportionate share (determined as described herein) of the related person insurance income (RPII) of such insurance subsidiary, unless the RPII of such insurance subsidiary, determined on a gross basis, is "de minimis" (i.e., less than 20 percent of that insurance subsidiary's gross insurance income in such fiscal year). RPII is income attributable to insurance policies where the direct or indirect insureds are U.S. shareholders, or are related to U.S. shareholder, of the Company, and is includible in a U.S. shareholder's gross income for U.S. tax purposes regardless of whether or not such shareholder is an insured.

        For the calendar year ended December 31, 2004, we believe the de minimis exception will apply. Although no assurances can be given, we anticipate that gross RPII of each of our non-U.S. insurance subsidiaries will fall within the de minimis exception and we will endeavor to take such steps as we determine to be reasonable to cause its gross RPII to remain below such level.

        The RPII provisions of the Code have never been interpreted by the courts. Regulations interpreting the RPII provisions of the Code exist only in proposed form, having been proposed on April 16, 1991. It is not certain whether these regulations will be adopted in their proposed form or what changes or clarifications might ultimately be made thereto or whether any such changes, as well as any interpretation or application of RPII by the IRS, the courts, or otherwise, might have retroactive effect.

Investment Considerations

        Possibility of Ratings Downgrade.    The ratings assigned to our insurance subsidiaries are subject to periodic review and may be downgraded by one or more of the rating agencies as a result of changes in the views of the rating agencies or adverse developments in our or our subsidiaries' financial conditions or results of operations. Any such downgrade could have an adverse effect on the affected subsidiary's results of operations or financial condition.

        Business Strategy.    Because our strategy emphasizes financial guaranty insurance and reinsurance and deemphasizes certain other lines of business in which we have historically operated, we cannot assure you that we will be able to successfully implement this strategy. Any failure to implement all or any part of our strategy could have a material adverse effect on our results of operations.

        Dependence on Customers.    We have derived a substantial portion of our revenues from financial guaranty reinsurance premiums. For the years ended December 31, 2004, 2003 and 2002, 77%, 45% and 21%, respectively, of our gross written premiums were provided by four ceding companies. A significant reduction in the amount of reinsurance ceded by one or more of our principal ceding companies could have a material adverse effect upon our results of operations.

        Business Subject to General Economic and Capital Markets Factors.    Our business, and the risks associated with our business, depend in large measure on general economic conditions and capital markets activity. Prevailing interest rate levels also affect demand for financial guaranty insurance.

        Adequacy of Loss Reserves.    We establish liabilities, or loss reserves, to reflect the estimated cost of claims incurred that we will ultimately be required to pay in respect of insurance and reinsurance we have written. If our loss reserves at any time are determined to be inadequate, we will be required to increase loss reserves at the time of such determination. This could cause a material increase in our liabilities and a reduction in our profitability, or possibly an operating loss and reduction of capital.

        Competition.    We face significant competition in our business, and our revenues and profitability could decline as a result of competition. Four companies accounted for the vast majority of the gross written premiums for the entire financial guaranty industry in 2004. We also face competition from other forms of credit enhancement. There are also a relatively limited number of financial guaranty reinsurance companies and mortgage guaranty companies.

        Taxation.    We manage our business so that the holding company and our non-U.S. subsidiaries (other than Assured Guaranty Re Overseas Ltd.) will not be subject to U.S. income tax. However, we cannot be certain that the U.S. Internal Revenue Service will not contend successfully that we or any of our foreign subsidiaries is/are engaged in a trade or business in the United States and thus subject to additional taxation in the United States.

        Some of our direct financial guaranty products may be riskier than traditional financial guaranty insurance.     Unlike our triple-A monoline financial guaranty competitors, a substantial portion of our financial guaranty direct exposures have been assumed as credit derivatives. Traditional financial guaranty insurance provides an unconditional and irrevocable guaranty that protects the holder of a municipal finance or structured finance obligation against non-payment of principal and interest, while credit derivatives provide protection from the occurrence of specified credit events, including non-payment of principal and interest. Credit derivative products generally also provide for settlement of an entire exposure, rather than a missed payment obligation as in traditional financial guaranty, upon the occurrence of a credit event, which could require us to sell assets or otherwise generate liquidity in advance of any potential recoveries.

        We have significant reinsurance recoverables from ACE.    We have substantial reinsurance recoverables from ACE and therefore are subject to the risk that ACE cannot or will not pay amounts owed to us under these reinsurance arrangements.

Employees

        As of December 31, 2004, we had 108 employees. None of our employees is subject to collective bargaining agreements. We believe that employee relations are satisfactory.

Available Information

        We maintain an Internet Web site at www.assuredguaranty.com. We make available, free of charge, on our Web site (under Investor Information / SEC Filings) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 (a) or 15 (d) of the Exchange Act (15 U.S.C. 78m (a) or 78o(d)) as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission.

        We also make available free of charge through our Web site (under Investor Information / Corporate Governance) links to our Corporate Governance Guidelines, our Code of Conduct and Charters for our Board Committees. These documents are also available in print to any shareholder who requests them from our secretary by:

    telephone (441) 278-6679
    facsimile (441) 296-1083
    e-mail jmichener@assuredguaranty.com

        Nothing on our website should be considered incorporated by reference in this report.

ITEM 2.    PROPERTIES

        We and our subsidiaries currently lease office space in Bermuda, New York and London.

ITEM 3.    LEGAL PROCEEDINGS

        In the ordinary course of their respective businesses, certain of our subsidiaries are subject to certain legal proceedings and claims, We believe, based upon the information available, that the expected outcome of these matters, individually and in the aggregate, will not have a material adverse effect on our financial position, although an adverse resolution of any one or more of these proceedings or claims during any quarter or fiscal year could have a material adverse effect on our results of operations or liquidity in that particular quarter or fiscal year.

        In the ordinary course of their respective businesses, certain of our subsidiaries assert claims in legal proceedings against third parties to recover losses paid in prior periods. The amounts, if any, we will recover in these proceedings are uncertain, although recoveries in any one or more of these proceedings during any quarter or fiscal year could be material to our results of operations in that particular quarter or fiscal year.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this report.

Executive Officers of the Company

        The table below sets forth the names, ages, positions and business experience of the executive officers of Assured Guaranty Ltd.

Name	Age	Position(s)
Dominic J. Frederico	52	President and Chief Executive Officer; Deputy Chairman
Michael J. Schozer	47	President of Assured Guaranty Corp.
Robert B. Mills	55	Chief Financial Officer
James M. Michener	52	General Counsel and Secretary
Pierre A. Samson	40	President of AGRI

        Dominic J. Frederico has been President and Chief Executive Officer of Assured Guaranty since December 2003. Mr. Frederico served as Vice Chairman of ACE from June 2003 until April 2004 and served as President and Chief Operating Officer of ACE and Chairman of ACE INA Holdings, Inc. ("ACE INA") from November 1999 to June 2003. Mr. Frederico has been a director of ACE since 2001, but will retire from that board when his term expires on May 26, 2005. Mr. Frederico has also served as Chairman, President and Chief Executive Officer of ACE INA from May 1999 through November 1999. Mr. Frederico previously served as President of ACE Bermuda Insurance Ltd. ("ACE Bermuda") from July 1997 to May 1999, Executive Vice President, Underwriting from December 1996 to July 1997, and as Executive Vice President, Financial Lines from January 1995 to December 1996. Prior to joining ACE, Mr. Frederico spent 13 years working for various subsidiaries of the American International Group ("AIG"). Mr. Frederico completed his employment at AIG after serving as Senior Vice President and Chief Financial Officer of AIG Risk Management. Before that, Mr. Frederico was Executive Vice President and Chief Financial Officer of UNAT, a wholly owned subsidiary of AIG headquartered in Paris, France.

        Michael J. Schozer has been President of Assured Guaranty Corp. since December 2003. Mr. Schozer was Managing Director—Structured Finance and Credit Derivatives of Ambac Assurance Corporation from 1996 to December 2003 where he was also a member of Ambac's senior credit committee.

        Robert B. Mills has been Chief Financial Officer of Assured Guaranty since January 2004. Mr. Mills was Managing Director and Chief Financial Officer—Americas of UBS AG and UBS Investment Bank from April 1994 to January 2004 where he was also a member of the Investment Bank Board of Directors. Previously, Mr. Mills was with KPMG from 1971 to 1994 where his responsibilities included being partner-in-charge of the Investment Banking and Capital Markets practice.

        James M. Michener has been General Counsel and Secretary of Assured Guaranty since February 2004. Mr. Michener was General Counsel and Secretary of Travelers Property Casualty Corp. from January 2002 to February 2004. From April 2001 to January 2002, Mr. Michener served as general counsel of Citigroup's Emerging Markets business. Prior to joining Citigroup's Emerging Markets business, Mr. Michener was General Counsel of Travelers Insurance from April 2000 to April 2001 and General Counsel of Travelers Property Casualty Corp. from May 1996 to April 2000.

        Pierre A. Samson has been President of AGRI since January 2004. Mr. Samson was President and Chief Executive Officer of ACE Global Financial Solutions from September 2003 to January 2004, President and Chief Executive Officer of ACE Financial Solutions International from June 2000 to September 2003 and Senior Vice President, Financial Lines of ACE Bermuda from January 1998 to June 2000. Prior to joining ACE in 1995, Mr. Samson worked for eight years as an actuary for Tillinghast Towers Perrin in offices in Bermuda and London. He is a Fellow of the Casualty Actuarial Society and a Member of the American Academy of Actuaries.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our Common Stock is listed on the New York Stock Exchange under symbol "AGO." The table below sets forth, for the calendar quarters indicated, the reported high and low sales prices and amount of any cash dividends declared:

	2004
	Sales Price
			Cash Dividends
	High	Low
Second Quarter*	$18.40	$16.15	$—
Third Quarter	17.50	14.90	0.03
Fourth Quarter	19.80	15.93	0.03

*
The Company started trading on NYSE on April 23, 2004.

        On March 1, 2005, the closing price for our common stock on NYSE was $18.99, and the approximate number of shareholders of record at the close of business on that date was 2,802.

        The Company is a holding company whose principal source of income is investment income and dividends from its operating subsidiaries. The ability of the operating subsidiaries to pay dividends to us and our ability to pay dividends to our shareholders, are each subject to legal and regulatory restrictions. The declaration and payment of future dividends will be at the discretion of the Board of Directors and will be dependent upon the profits and financial requirements of Assured Guaranty Ltd. and other factors, including legal restrictions on the payment of dividends and such other factors as the Board of Directors deems relevant. For more information concerning our dividends, please refer to Item 7 under caption "Liquidity and Capital Resources" and Note 13 "Insurance Regulations" to the consolidated financial statements in Item 8 of this Form 10-K.

        On November 4, 2004, the Company's Board of Directors authorized a $25.0 million share stock repurchase program with no scheduled date to expire. As of December 31, 2004, the Company has spent approximately $6.0 million to repurchase approximately 0.3 million shares of its Common Stock at an average price of $18.61. The following table reflects purchases made by the Company during the fourth quarter 2004:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Program (c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (d)
October 1 - October 31	—	$—	—
November 1 - November 30	—	$—	—
December 1 - December 31	321,600	$18.61	321,600

Total	321,600	$18.61	321,600	$19,013,872

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected financial data should be read together with the other information contained in this Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this Form 10-K.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	($ in millions, except per share amounts)
Statement of operations data:*
Gross written premiums	$190.9	$349.2	$417.2	$442.9	$206.0
Net written premiums(1)	79.6	491.5	352.5	206.6	188.6
Net earned premiums	187.9	310.9	247.4	293.5	140.7
Net investment income	94.8	96.3	97.2	99.5	98.1
Net realized investment gains	12.0	5.5	7.9	13.1	8.6
Unrealized gains (losses) on derivative financial instruments	52.5	98.4	(54.2)	(16.3)	—
Other income	0.8	1.2	3.6	2.9	2.5

Total revenues	347.9	512.3	302.0	392.9	249.9

Loss and loss adjustment expenses	(32.0)	144.6	120.3	177.5	30.4
Profit commission expense	15.5	9.8	8.5	9.0	10.8
Acquisition costs	50.9	64.9	48.4	51.1	49.1
Operating expenses	67.8	41.0	31.0	29.8	26.2
Goodwill(2)	1.6	—	—	3.8	3.8
Interest expense	10.7	5.7	10.6	11.5	11.5

Total expenses	114.6	266.1	218.8	282.8	131.8

Income before provision for income taxes	233.3	246.2	83.2	110.1	118.1
Provision for income taxes	50.5	31.7	10.6	22.2	24.9

Net income before cumulative effect of new accounting standard	182.8	214.5	72.6	87.9	93.2
Cumulative effect of new accounting standard, net of taxes	—	—	—	(24.1)	—

Net income	$182.8	$214.5	$72.6	$63.8	$93.2

Earnings per share:(3)
Basic	$2.44	$2.86	$0.97	$0.85	$1.24
Diluted	2.44	2.86	0.97	0.85	1.24
Balance sheet data (end of period):
Investments and cash	$2,157.9	$2,222.1	$2,061.9	$1,710.8	$1,549.6
Prepaid reinsurance premiums	15.2	11.0	179.5	171.5	28.8
Total assets	2,694.0	2,857.9	2,719.9	2,322.1	1,913.7
Unearned premium reserves	521.3	625.4	613.3	500.3	444.6
Reserves for losses and loss adjustment expenses	226.5	522.6	458.8	401.1	171.0
Long-term debt	197.4	75.0	75.0	150.0	150.0
Total liabilities	1,166.4	1,420.2	1,462.6	1,260.4	919.2
Accumulated other comprehensive income	79.0	81.2	89.0	43.3	42.3
Shareholders' equity	1,527.6	1,437.6	1,257.2	1,061.6	994.5
Book value per share(3)	20.19	19.17	16.76	14.15	13.26

GAAP financial information:
Loss and loss adjustment expense ratio(4)	(17.0)%	46.5%	48.6%	60.5%	21.6%
Expense ratio(5)	65.4%	37.2%	35.5%	30.6%	61.2%

Combined ratio	48.4%	83.7%	84.1%	91.1%	82.8%

Combined statutory financial information:
Contingency reserve(6)	$531.1	$410.5	$315.5	$228.9	$183.8
Policyholders' surplus(7)	911.0	911.3	884.1	872.2	823.5
Additional financial guaranty information (end of period):
Net in-force business (principal and interest)	$136,120	$130,047	$124,082	$117,909	$102,744
Net in-force business (principal only)	95,592	87,524	80,394	75,249	65,756

*
Some amounts may not foot due to rounding.

(1)
Net written premiums exceeded gross written premiums for the year ended December 31, 2003 due to $154.8 million of return premium from two terminated ceded reinsurance contracts.

(2)
Amounts for 2001 and 2002 represent the amortization of goodwill, which arose from ACE's acquisition of Capital Re Corporation as of December 31, 1999. Beginning January 1, 2002, goodwill is no longer amortized, but rather is evaluated for impairment at least annually in accordance with FAS No. 142, "Goodwill and Other Intangible Assets". During 2004, a goodwill impairment of $1.6 million was recognized for the trade credit business which the Company exited as part of its IPO strategy. No such impairment was recognized in the years ended December 31, 2003 and 2002.

(3)
Per share data for 2003, 2002, 2001 and 2000 is based on 75,000,000 shares outstanding prior to the IPO.

(4)
The loss and loss adjustment expense ratio is calculated by dividing loss and loss adjustment expenses by net earned premiums.

(5)
The expense ratio is calculated by dividing the sum of profit commission expense, acquisition costs and operating expenses by net earned premiums.

(6)
Under statutory accounting principles, financial guaranty and mortgage guaranty insurers are required to establish contingency reserves based on a specified percentage of premiums. A contingency reserve is an additional liability reserve established to protect policyholders against the effects of adverse economic developments or cycles or other unforeseen circumstances.

(7)
Combined policyholders' surplus represents the addition of our combined U.S. based statutory surplus and our Bermuda based statutory surplus.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and accompanying notes which appear elsewhere in this Form 10-K. It contains forward-looking statements that involve risks and uncertainties. Please see "Forward-Looking Statements" for more information. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Form 10-K, particularly under the headings "Investment Considerations" and "Forward-Looking Statements."

Executive Summary

        We are a Bermuda-based holding company providing, through our operating subsidiaries, credit enhancement products to the public finance, structured finance and mortgage markets. We apply our credit expertise, risk management skills and capital markets experience to develop insurance, reinsurance and credit derivative products that meet the credit enhancement needs of our customers. We market our products directly and through financial institutions. We serve the U.S. and international markets.

        Our financial results include three operating segments: financial guaranty direct, financial guaranty reinsurance and mortgage guaranty. For financial reporting purposes, we have a fourth segment, which we refer to as other. The other segment consists of a number of businesses that we have exited including equity layer credit protection, trade credit reinsurance, title reinsurance, life, accident and health reinsurance ("LA&H") and auto residual value reinsurance. Because we exited some of these businesses after December 31, 2003, our results of operations for the year ended December 31, 2004 will reflect the results of operations of these businesses through the date as of which we exited them.

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

        Investment income is a function of invested assets and the yield that we earn on those assets. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of our invested assets. In addition, we could realize capital gains or losses on securities in our investment portfolio from other than temporary declines in market value as a result of changing market conditions, including changes in market interest rates, and changes in the credit quality of our invested assets.

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

        Our expenses consist primarily of losses and loss adjustment expenses ("LAE"), profit commission expense, acquisition costs, operating expenses, interest expense and income taxes. Losses and LAE are a function of the amount and types of business we write. Losses and LAE are based upon estimates of the ultimate aggregate losses inherent in the portfolio. The risks we take have a low expected frequency of loss and due to our revised underwriting strategy in connection with the IPO, are investment grade at the time we accept the risk. Prior to the IPO, the majority of the risks we underwrote were investment grade, however some risks accepted were below investment grade. Profit commission expense represents payments made to ceding companies generally based on the profitability of the business reinsured by us. Acquisition costs are related to the production of new business. Certain acquisition costs are deferred and recognized over the period in which the related premiums are earned. Operating expenses consist primarily of salaries and other employee-related costs. These costs do not vary with the amount of premiums written. Interest expense is a function of outstanding debt and the contractual interest rate related to that debt. Income taxes are a function of our profitability and the applicable tax rate in the various jurisdictions in which we do business.

  Critical Accounting Estimates

        Our consolidated financial statements include amounts that, either by their nature or due to requirements of accounting principles generally accepted in the United States of America ("GAAP"), are determined using estimates and assumptions. The actual amounts realized could ultimately be materially different from the amounts currently provided for in our consolidated financial statements. We believe the items requiring the most inherently subjective and complex estimates to be reserves for losses and LAE, valuation of derivative financial instruments, valuation of investments, other than temporary impairments of investments, premium revenue recognition, deferred acquisition costs and deferred income taxes. An understanding of our accounting policies for these items is of critical importance to understanding our consolidated financial statements. The following discussion provides more information regarding the estimates and assumptions used for these items and should be read in conjunction with the notes to our consolidated financial statements.

  Reserves for Losses and Loss Adjustment Expenses

        Reserves for losses and loss adjustment expenses for non-derivative transactions in our financial guaranty direct, financial guaranty assumed reinsurance and mortgage guaranty business include case reserves and portfolio reserves. See the "Valuation of Derivative Financial Instruments" of the Critical Accounting Estimates section for more information on our derivative transactions. Case reserves are established when there is significant credit deterioration on specific insured obligations and the obligations are in default or default is probable, not necessarily upon non- payment of principal or interest by an insured. Case reserves represent the present value of expected future loss payments and LAE, net of estimated recoveries, but before considering ceded reinsurance. This reserving method is different from case reserves established by traditional property and casualty insurance companies, which establish case reserves upon notification of a claim and establish incurred but not reported ("IBNR") reserves for the difference between actuarially estimated ultimate losses and recorded case reserves. Financial guaranty insurance and assumed reinsurance case reserves and related salvage and subrogation, if any, are discounted at 6%, which is the approximate taxable equivalent yield on our investment portfolio in all periods presented.

        We record portfolio reserves in our financial guaranty direct, financial guaranty assumed reinsurance and mortgage guaranty business. Portfolio reserves are established with respect to the portion of our business for which case reserves have not been established. Portfolio reserves are not established for quota share mortgage insurance contract types, all of which are in run-off, rather IBNR reserves have been established for these contracts.

        Portfolio reserves are not established based on a specific event, rather they are calculated by aggregating the portfolio reserve calculated for each individual transaction. Individual transaction reserves are calculated on a quarterly basis by multiplying the par in-force by the product of the ultimate loss and earning factors without regard to discounting. The ultimate loss factor is defined as the frequency of loss multiplied by the severity of loss, where the frequency is defined as the probability of default for each individual issue. The earning factor is inception to date earned premium divided by the estimated ultimate written premium for each transaction. The probability of default is estimated from historical rating agency data and is based on the transaction's credit rating, industry sector and time until maturity. The severity is defined as the complement of historical recovery/salvage rates gathered by the rating agencies of defaulting issues and is based on the industry sector.

        Portfolio reserves are recorded gross of reinsurance. To date our reinsurance programs have been made up of excess of loss contracts. We have not ceded any amounts under these contracts, as our recorded portfolio reserves have not exceeded our contractual retentions.

        The Company records an incurred loss that is reflected in the statement of operations upon the establishment of portfolio reserves. When we initially record a case reserve, we reclassify the corresponding portfolio reserve already recorded for that credit within the balance sheet. The difference between the initially recorded case reserve and the reclassified portfolio reserve is recorded as a charge in our statement of operations. It would be a remote occurrence when the case reserve is not greater than the reclassified portfolio reserve. Any subsequent change in portfolio reserves or the initial case reserves are recorded quarterly as a charge or credit in our statement of operations in the period such estimates change. Due to the inherent uncertainties of estimating loss and LAE reserves, actual experience may differ from the estimates reflected in our consolidated financial statements, and the differences may be material.

        The chart below demonstrates the portfolio reserve's sensitivity to frequency and severity assumptions. The change in these estimates represent management's estimate of reasonably possible material changes and are based upon our analysis of historical experience. Portfolio reserves were recalculated with changes made to the default and severity assumptions. In all scenarios, the starting point used to test the portfolio reserve's sensitivity to the changes in the frequency and severity assumptions was the weighted average frequency and severity of our insured portfolio. Overall the weighted average default frequency was 0.65% and the weighted average severity was 28.8% at December 31, 2004. For example, in the first scenario where the frequency was increased by 5.0%, each transaction's contribution to the portfolio reserve was recalculated by adding 0.03% (i.e. 5.0% multiplied by 0.65%) to the individual transaction's default frequency.

	Portfolio Reserve	Reserve Increase	Percentage Change
Portfolio reserve as of December 31, 2004	$67,192	—	—
5% Frequency Increase	70,408	3,216	4.79%
10% Frequency Increase	73,619	6,427	9.56%
5% Severity Increase	70,227	3,035	4.52%
10% Severity Increase	73,262	6,069	9.03%
5% Frequency and Severity Increase	73,637	6,445	9.59%

        In addition to analyzing the sensitivity of our portfolio reserves to possible changes in frequency and severity, we have also performed a sensitivity analysis on our financial guaranty and mortgage guaranty case reserves. Case reserves may change from our original estimate due to changes in severity factors. An actuarial analysis of the historical development of our case reserves shows that it is reasonably possible that our case reserves could develop by as much as ten percent. This analysis was performed by separately evaluating the historical development by comparing the initial case reserve established to the subsequent development in that case reserve, excluding the effects of discounting, for each sector in which we currently have significant case reserves, and estimating the possible future development. Based on this analysis management believes it is reasonably possible that our current financial guaranty and mortgage guaranty case reserves of $34.2 million could reasonably increase by approximately $3.0 million to $4.0 million in the future. This would cause an increase in incurred losses on our statement of income and comprehensive income.

        A sensitivity analysis is not appropriate for our other segment reserves and our mortgage guaranty IBNR, since the amounts are fully reserved or reinsured and could not impact our net income, unless the reinsurance recoverable becomes uncollectible.

        We also record IBNR reserves for our mortgage guaranty and other segments. IBNR is an estimate of losses for which the insured event has occurred but the claim has not yet been reported to

us. In establishing IBNR, we use traditional actuarial methods to estimate the reporting lag of such claims based on historical experience, claim reviews and information reported by ceding companies. We record IBNR for mortgage guaranty reinsurance on two specific quota-share contracts that are in run-off within our mortgage guaranty segment. We also record IBNR for title reinsurance, auto residual value reinsurance and trade credit reinsurance within our other segment. The other segment represents lines of business we have exited or sold prior to the IPO.

        For all other mortgage guaranty transactions we record portfolio reserves in a manner consistent with our financial guaranty business. While other mortgage guaranty insurance companies do not record portfolio reserves, rather just case and IBNR reserves, we record portfolio reserves because we write business on an excess of loss basis, while other industry participants write quota share or first layer loss business. We manage and underwrite this business in the same manner as our financial guaranty insurance and reinsurance business because they have similar characteristics as insured obligations of mortgage-backed securities.

        FAS No. 60, "Accounting and Reporting by Insurance Enterprises" ("FAS 60") is the authoritative guidance for an insurance enterprise. FAS 60 prescribes differing reserving methodologies depending on whether a contract fits within its definition of a short-duration contract or a long-duration contract. Financial guaranty contracts have elements of long-duration insurance contracts in that they are irrevocable and extend over a period that may exceed 30 years or more, but for regulatory purposes are reported as property and liability insurance, which are normally considered short-duration contracts. The short-duration and long-duration classifications have different methods of accounting for premium revenue and contract liability recognition. Additionally, the accounting for deferred acquisition costs ("DAC") could be different under the two methods.

        We believe the guidance of FAS 60 does not expressly address the distinctive characteristics of financial guarantee insurance, so we also apply the analogous guidance of Emerging Issues Task Force ("EITF") Issue No. 85-20, "Recognition of Fees for Guaranteeing a Loan" ("EITF 85-20"), which provides guidance relating to the recognition of fees for guaranteeing a loan, which has similarities to financial guaranty insurance contracts. Under the guidance in EITF 85-20, the guarantor should assess the probability of loss on an ongoing basis to determine if a liability should be recognized under FAS No. 5, "Accounting for Contingencies" ("FAS 5"). FAS 5 requires that a loss be recognized where it is probable that one or more future events will occur confirming that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated.

        The following tables summarize our reserves for losses and LAE by segment, by type of reserve and by segment and type of reserve as of the dates presented. For an explanation of changes in these reserves see "—Consolidated Results of Operations."

	As of December 31,
	2004	2003
	($ in millions)
By segment:
Financial guaranty direct	$19.9	$29.9
Financial guaranty reinsurance	78.8	72.8
Mortgage guaranty	11.2	24.1
Other	116.6	395.7

Total	$226.5	$522.6

	As of December 31,
	2004	2003
	($ in millions)
By type of reserve:
Case	$53.5	$128.9
IBNR	105.8	319.0
Portfolio	67.2	74.6

Total	$226.5	$522.6

	As of December 31, 2004
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	($ in millions)
By segment and type of reserve:
Case	$4.3	$29.1	$0.8	$19.3	$53.5
IBNR	—	—	8.5	97.3	105.8
Portfolio	15.6	49.7	1.9	—	67.2

Total	$19.9	$78.8	$11.2	$116.6	$226.5

	As of December 31, 2003
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	($ in millions)
By segment and type of reserve:
Case	$2.0	$35.3	$1.8	$89.8	$128.9
IBNR	—	—	13.1	305.9	319.0
Portfolio	27.9	37.5	9.2	—	74.6

Total	$29.9	$72.8	$24.1	$395.7	$522.6

        The following table sets forth the financial guaranty in-force portfolio by underlying rating:

	As of December 31, 2004		As of December 31, 2003
Ratings(1)	Net par outstanding	% of Net par outstanding	Net par outstanding	% of Net par outstanding
	(in billions of U.S. dollars)
AAA	$29.7	31.1%	$26.4	30.1%
AA	19.9	20.8%	17.6	20.1%
A	31.4	32.8%	30.0	34.3%
BBB	13.1	13.7%	12.0	13.8%
Below investment grade	1.5	1.6%	1.5	1.7%

Total exposures	$95.6	100.0%	$87.5	100.0%

(1)
These ratings represent the Company's internal assessment of the underlying credit quality of the insured obligations. Our scale is comparable to the nationally recognized rating agencies.

        Our risk management department is responsible for monitoring our portfolio of credits and maintains a list of closely monitored credits. The closely monitored credits are divided into four categories: Category 1 (low priority; fundamentally sound, greater than normal risk); Category 2 (medium priority; weakening credit profile, may result in loss); Category 3 (high priority; claim/default probable, case reserve established); Category 4 (claim paid, case reserve established for future payments). Credits that are not included in the closely monitored credit list are categorized as fundamentally sound, normal risk. See "Business—Risk Management" for further definition and discussion of closely monitored credits. The following table provides financial guaranty net par outstanding by credit monitoring category as of December 31, 2004 and 2003:

	As of December 31, 2004
Description:	Net Par Outstanding	% of Net Par Outstanding	# of Credits in Category	Case Reserves
	($ in millions)
Fundamentally sound, normal risk	$93,855	98.2%
Closely monitored:
Category 1	1,490	1.6%	35	$—
Category 2	165	0.2%	9	—
Category 3	70	—	16	21
Category 4	12	—	8	18

Sub total	1,737	1.8%	68	39

Total	$95,592	100%		$39

	As of December 31, 2003
Description:	Net Par Outstanding	% of Net Par Outstanding	# of Credits in Category	Case Reserves
	($ in millions)
Fundamentally sound, normal risk	$85,795	98.0%
Closely monitored:
Category 1	1,310	1.5%	29	$—
Category 2	252	0.3%	10	—
Category 3	131	0.1%	17	21
Category 4	36	—	3	14

Sub total	1,729	2.0%	59	35

Total	$87,524	100%		$35

  Industry Methodology

        The Company is aware that there are certain differences regarding the measurement of portfolio loss liabilities among companies in the financial guaranty industry. The Company is not aware of specific methodologies applied by other companies in the financial guaranty industry regarding the establishment of such liabilities. In January and February 2005, the Securities and Exchange Commission ("SEC") staff has had discussions concerning these differences with a number of industry participants. Based on these discussions we understand the FASB staff is considering whether additional guidance is necessary regarding financial guaranty contracts. When and if the FASB staff reaches a conclusion on this issue, the Company and the rest of the financial guaranty industry may be required to change some aspects of their loss reserving policies, but the Company cannot currently assess how the FASB's or SEC staff's ultimate resolution of this issue will impact our reserving policy or other balances, i.e., premiums and DAC. Until the issue is resolved, the Company intends to continue to apply its existing policy with respect to the establishment of both case and portfolio reserves.

  Valuation of Derivative Financial Instruments

        On January 1, 2001, we adopted FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), which established accounting and reporting standards for derivative instruments. FAS 133 requires recognition of all derivatives on the balance sheet at fair value.

        We issue credit derivative financial instruments, which prior to 2004 included a few index-based derivative financial instruments, that we view as an extension of our financial guaranty business but which do not qualify for the financial guaranty insurance scope exception under FAS 133 and therefore are reported at fair value, with changes in fair value included in our earnings.

        Since we view these derivative contracts as an extension of our financial guaranty business, we believe that the most meaningful presentation of these derivatives is to reflect revenue as earned premium, to record estimates of losses and LAE on specific credit events as incurred and to record changes in fair value as incurred. Reserves for losses and LAE are established on a similar basis as our insurance policies. Other changes in fair value are included in unrealized gains and losses on derivative financial instruments. We generally hold derivative contracts to maturity. However, in certain circumstances such as for risk management purposes or as a result of a decision to exit a line of business, we may decide to terminate a derivative contract prior to maturity. Where we hold a derivative to maturity, the cumulative unrealized gains and losses will net to zero if we incur no credit losses on that contract. However, in the event that we terminate a derivative contract prior to maturity the unrealized gain or loss will be realized through premiums earned and losses incurred.

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

        The fair value adjustment recognized in our statement of operations for the year ended December 31, 2004 was a $52.5 million gain compared with a $98.4 million gain for the year ended December 31, 2003 and a $54.2 million loss for the year ended December 31, 2002. The change in fair value is related to many factors but primarily due to changes in credit spreads. For example, the 2004 gain of $52.5 primarily relates to an approximate 15-20% tightening in investment grade corporate spreads over that period, the 2003 gain of $98.4 million primarily relates to an approximate 60-65% tightening, and the 2002 loss of $54.2 million primarily relates to an approximate 20-25% widening.

  Valuation of Investments

        As of December 31, 2004, 2003 and 2002, we had total investments of $2.1 billion, $2.2 billion and $2.1 billion, respectively. The fair values of all of our investments are calculated from independent market quotations.

        As of December 31, 2004, approximately 92% of our investments were long-term fixed maturity securities, and our portfolio had an average duration of 5.0 years. Changes in interest rates affect the value of our fixed maturity portfolio. As interest rates fall, the fair value of fixed maturity securities increases and as interest rates rise, the fair value of fixed maturity securities decreases. The following table summarizes the estimated change in fair value net of related income taxes on our investment portfolio as of December 31, 2004 based upon an assumed parallel shift in interest rates across the entire yield curve:

Change in Interest Rates	Estimated Increase (Decrease) in Fair Value
($ in millions)
300 basis point rise	$(295.8)
200 basis point rise	(194.0)
100 basis point rise	(94.9)
100 basis point decline	88.7
200 basis point decline	173.5
300 basis point decline	257.0

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

        If we believe a decline in the value of a particular investment is temporary, we record the decline as an unrealized loss on our balance sheet in "accumulated other comprehensive income" in shareholders' equity. If we believe the decline is "other than temporary," we write down the carrying value of the investment and record a realized loss in our statement of operations. Our assessment of a decline in value includes management's current assessment of the factors noted above. If that assessment changes in the future, we may ultimately record a loss after having originally concluded that the decline in value was temporary.

        Other than temporary declines in the fair value of fixed maturity securities were $0.1 million and $5.8 million for the years ended December 31, 2003 and 2002, respectively. We did not record any realized losses due to other than temporary declines in 2004.

        The following table summarizes the unrealized losses in our investment portfolio by type of security and the length of time such securities have been in a continuous unrealized loss position as of the dates indicated:

	As of December 31, 2004		As of December 31, 2003
Length of Time in Continuous Unrealized Loss	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	($ in millions)
Municipal securities
0- 6 months	$16.8	$—	$56.2	$(1.0)
7-12 months	35.6	(0.3)	8.3	(0.2)
Greater than 12 months	19.2	(0.4)	—	—

	71.6	(0.7)	64.5	(1.2)

Corporate securities
0- 6 months	21.4	(0.2)	35.1	(0.5)
7-12 months	6.0	(0.1)	9.5	(0.7)
Greater than 12 months	8.3	(0.5)	—	—

	35.7	(0.8)	44.6	(1.2)
U.S. Government obligations
0- 6 months	46.3	(0.2)	16.2	(0.2)
7-12 months	9.0	(0.1)	—	—
Greater than 12 months	—	—	—	—

	55.3	(0.3)	16.2	(0.2)
Mortgage and asset-backed securities
0- 6 months	133.8	(0.7)	125.2	(1.6)
7-12 months	57.4	(1.0)	29.8	(0.5)
Greater than 12 months	29.8	(0.6)	—	—

	221.0	(2.3)	155.0	(2.1)

Total	$383.6	$(4.1)	$280.3	$(4.7)

        The following table summarizes the unrealized losses in our investment portfolio by type of security and remaining time to maturity as of the dates indicated:

	As of December 31, 2004		As of December 31, 2003
Remaining Time to Maturity	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	($ in millions)
Municipal securities
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	8.2	—	9.2	(0.1)
Due after five years through ten years	15.6	(0.3)	10.6	(0.1)
Due after ten years	47.8	(0.4)	44.7	(1.0)

	71.6	(0.7)	64.5	(1.2)
Corporate securities
Due in one year or less	—	—	—	—
Due after one year through five years	23.0	(0.3)	10.2	(0.1)
Due after five years through ten years	8.3	(0.1)	8.5	(0.4)
Due after ten years	4.4	(0.4)	25.9	(0.7)

	35.7	(0.8)	44.6	(1.2)
U.S. Government obligations
Due in one year or less	9.0	—	—	—
Due after one year through five years	8.5	(0.1)	0.1	—
Due after five years through ten years	16.5	(0.1)	9.3
Due after ten years	21.3	(0.1)	6.8	(0.2)

	55.3	(0.3)	16.2	(0.2)
Mortgage and asset-backed securities	221.0	(2.3)	155.0	(2.1)

Total	$383.6	$(4.1)	$280.3	$(4.7)

        The following table summarizes, for all securities sold at a loss through December 31, 2004 and 2003, the fair value and realized loss by length of time such securities were in a continuous unrealized loss position prior to the date of sale:

	Year Ended December 31,
	2004		2003
Length of Time in Continuous Unrealized Loss Prior to Sale	Estimated Fair Value	Gross Realized Losses	Estimated Fair Value	Gross Realized Losses
	($ in millions)
Municipal securities
0- 6 months	$7.2	$(0.1)	$—	$—
7-12 months	7.6	(0.1)	—	—
Greater than 12 months	—	—	—	—

	14.8	(0.2)	—	—
Corporate securities
0- 6 months	25.4	(0.2)	$12.4	$(0.4)
7-12 months	1.6	(0.1)	—	—
Greater than 12 months	4.3	(0.1)	—	—

	31.3	(0.4)	12.4	(0.4)
U.S. Government securities
0- 6 months	11.1	(0.1)	9.4	(0.4)
7-12 months	—	—	—	—
Greater than 12 months	3.3	(0.1)	—	—

	14.4	(0.2)	9.4	(0.4)
Other invested securities(1)
0- 6 months	—	—	—	—
7-12 months	—	(1.3)	—	—
Greater than 12 months	—	—	—	—

	—	(1.3)	—	—
Mortgage and asset-backed securities
0- 6 months	10.6	(0.1)	5.7	(0.1)
7-12 months	1.3	(0.1)	—	—
Greater than 12 months	—	—	—	—

	11.9	(0.2)	5.7	(0.1)

Total	$72.5	$(2.3)	$27.5	$(0.9)

(1)
Related to the Company's exited title reinsurance business.

  Premium Revenue Recognition

        Premiums are received either upfront or in installments. Upfront premiums are earned in proportion to the expiration of the related risk. Each installment premium is earned ratably over its installment period, generally one year or less. For the years ended December 31, 2004, 2003 and 2002, approximately 66%, 34% and 51%, respectively, of our gross written premiums were received upfront, and 34%, 66% and 49%, respectively, were received in installments. For the financial guaranty direct and financial guaranty reinsurance segments, earned premiums related to upfront premiums are greater in the earlier periods of an upfront transaction when there is a higher amount of risk outstanding. The premiums are allocated in accordance with the principal amortization schedule of the related bond issue and are earned ratably over the amortization period. When an insured issue is retired early, is called by the issuer, or is in substance paid in advance through a refunding accomplished by placing U.S. Government securities in escrow, the remaining unearned premium reserve is earned at that time.

Unearned premium reserves represent the portion of premiums written that is applicable to the unexpired amount at risk of insured bonds.

        In our reinsurance businesses, we estimate the ultimate written and earned premiums to be received from a ceding company at the end of each quarter and the end of each year because some of our ceding companies report premium data anywhere from 30 to 90 days after the end of the relevant period. Written premiums reported in our statement of operations are based upon reports received by ceding companies supplemented by our own estimates of premium for which ceding company reports have not yet been received. As of December 31, 2004, the assumed premium estimate and related ceding commissions included in our consolidated financial statements are $30.4 million and $9.7 million, respectively. Key assumptions used to arrive at management's best estimate of assumed premium are premium amounts reported historically and informal communications with ceding companies. Differences between such estimates and actual amounts are recorded in the period in which the actual amounts are determined. Historically, the differences have not been material. We do not record a provision for doubtful accounts related to our assumed premium estimate. Historically there have not been any material issues related to the collectibility of assumed premium. For the year ended December 31, 2002, we recorded a provision for doubtful accounts related to our premium receivable of $0.3 million. No such provision was recorded for 2004 or 2003.

  Deferred Acquisition Costs

        Acquisition costs incurred that vary with and are directly related to the production of new business are deferred. These costs include direct and indirect expenses such as ceding commissions, brokerage expenses and the cost of underwriting and marketing personnel. As of December 31, 2004 and 2003, we had deferred acquisition costs of $186.4 million and $178.7 million, respectively. Ceding commissions paid to primary insurers are the largest component of deferred acquisition costs, constituting 79.2% and 80.2% of total deferred acquisition costs as of December 31, 2004 and 2003, respectively. Management uses its judgment in determining what types of costs should be deferred, as well as what percentage of these costs should be deferred. We periodically conduct a study to determine which operating costs vary with, and are directly related to, the acquisition of new business and qualify for deferral. Acquisition costs other than those associated with our credit derivative products are deferred and amortized in relation to earned premiums. Ceding commissions received on premiums we cede to other reinsurers reduce acquisition costs. Anticipated losses, LAE and the remaining costs of servicing the insured or reinsured business are considered in determining the recoverability of acquisition costs. Acquisition costs associated with credit derivative products are expensed as incurred. When an insured issue is retired early, as discussed in the Premium Revenue Recognition section of these Critical Accounting estimates, the related deferred acquisition cost is expensed at that time.

  Deferred Income Taxes

        As of December 31, 2004 and 2003, we had a net deferred income tax liability of $40.1 million and $55.6 million, respectively. Certain of our subsidiaries are subject to U.S. income tax. Deferred income tax assets and liabilities are established for the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Such temporary differences relate principally to deferred acquisition costs, reserves for losses and LAE, unearned premium reserves, net operating loss carryforwards ("NOLs"), unrealized gains and losses on investments and derivative financial instruments and statutory contingency reserves. A valuation allowance is recorded to reduce a deferred tax asset to the amount that is more likely than not to be realized.

        As of December 31, 2004, AGRO had a stand-alone NOL of $101.5 million, which is available to offset its future U.S. taxable income. The Company has $62.9 million of this NOL available through 2017; $20.7 million available through 2023 and the remainder will be available through 2024.

AGRO's stand-alone NOL is not permitted to offset income of any other members of AGRO's consolidated group due to certain tax regulations. Under applicable accounting rules, we are required to establish a valuation allowance for NOLs that we believe are more likely than not to expire before utilized. Management believes it is more likely than not that $20.0 million of AGRO's $101.5 million NOL will not be utilized before it expires and has established a $7.0 million valuation allowance related to the NOL deferred tax asset. The valuation allowance is subject to considerable judgment and will be adjusted to the extent actual taxable income differs from estimates of future taxable income that may be used to realize NOLs.

Consolidated Results of Operations

        The following table presents summary consolidated results of operations data for the years ended December 31, 2004, 2003 and 2002.

	Year Ended December 31,(1)
	2004	2003	2002
	($ in millions)
Revenues:
Gross written premiums	$190.9	$349.2	$417.2
Net written premiums	79.6	491.5	352.5
Net earned premiums	187.9	310.9	247.4
Net investment income	94.8	96.3	97.2
Net realized investment gains	12.0	5.5	7.9
Unrealized gains (losses) on derivative financial instruments	52.5	98.4	(54.2)
Other income	0.8	1.2	3.6

Total revenues	347.9	512.3	302.0

Expenses:
Loss and loss adjustment expenses	(32.0)	144.6	120.3
Profit commission expense	15.5	9.8	8.5
Acquisition costs	50.9	64.9	48.4
Operating expenses	67.8	41.0	31.0
Other expenses	12.3	5.7	10.6

Total expenses	114.6	266.1	218.8

Income before provision for income taxes	233.3	246.2	83.2
Provision for income taxes	50.5	31.7	10.6

Net income	$182.8	$214.5	$72.6

Underwriting gain (loss) by segment(2):
Financial guaranty direct	$53.7	$42.8	$10.7
Financial guaranty reinsurance	30.6	20.1	34.6
Mortgage guaranty	19.5	12.7	14.4
Other	(6.7)	(25.0)	(20.5)

Total	$97.0	$50.6	$39.2

(1)
Some amounts may not foot due to rounding.

(2)
Prior year segment amounts have been adjusted to reflect current year operating expense allocations for comparability purposes.

        We organize our business around four financial reporting segments: financial guaranty direct, financial guaranty reinsurance, mortgage guaranty and other. There are a number of lines of business that we have exited, which are included in the other segment. However, the results of these businesses are reflected in the above numbers. These businesses include equity layer credit protection, trade credit reinsurance, title reinsurance, LA&H and auto residual value reinsurance.

  Net Income

        Net income was $182.8 million, $214.5 million and $72.6 million for the years ended December 31, 2004, 2003 and 2002, respectively. The decrease of $31.7 million in 2004 compared with 2003 is primarily due to a $45.9 million decrease in unrealized gains on derivative financial instruments coupled with the accelerated vesting of stock awards at the IPO date of $11.3 million. This was partially offset by an increase of $46.4 million in our underwriting gain in 2004, compared with 2003. The increase of $141.9 million in 2003 compared with 2002 is primarily the result of a significant increase in unrealized gains on derivative financial instruments due to the tightening of credit spreads on our derivative financial instruments. Unrealized gains on derivative financial instruments increased from an after-tax loss of $48.9 million in 2002 to an after-tax gain of $83.4 million in 2003, an increase of $132.3 million. In addition, underwriting income increased to $50.6 million in 2003 from $39.2 million in 2002. Most of this increase is attributable to the growth and improved profitability of the financial guaranty direct segment.

  Gross Written Premiums

	Year Ended December 31,
Gross Written Premiums
	2004	2003	2002
	($ in millions)
Financial guaranty direct	$80.8	$71.1	$47.4
Financial guaranty reinsurance	160.3	163.1	84.6
Mortgage guaranty	24.4	24.4	47.6
Other	(74.6)	90.6	237.6

Total	$190.9	$349.2	$417.2

        Gross written premiums for the year ended December 31, 2004 were $190.9 million compared with $349.2 million for the year ended December 31, 2003, a decrease of $158.3 million, or 45%. Gross premiums written in our other segment decreased $165.2 in 2004 compared with 2003 due to the accounting for the unwinding of equity layer credit protection products which reduced gross written premiums by $97.8 million in the first quarter of 2004. Also contributing to the decrease in the other segment is the fact that we wrote business in 2003 in lines of business that we did not write in 2004 as we exited certain lines of business in connection with the IPO. Partially offsetting this premium reduction was the recognition of $10.4 million of gross premiums written in the financial guaranty direct segment due to the closing out of transaction types in which we no longer participate.

        Gross written premiums for the year ended December 31, 2003 were $349.2 million compared with $417.2 million for the year ended December 31, 2002. In 2003, we achieved strong results in the financial guaranty reinsurance segment and financial guaranty direct segment as gross written premiums increased $78.5 million, or 93%, and $23.7 million, or 50%, respectively, over 2002. The increase in the financial guaranty reinsurance segment was mainly driven by the public finance reinsurance business, which increased due to large cessions on European project finance transactions as well as an increase in the volume of new issues of insured public bonds. In the financial guaranty direct segment, the growth in gross written premiums was mainly attributable to an increase in structured finance premiums. These gains were offset by a decline in gross written premiums of $147.0 million in the other segment and a $23.2 million reduction in the mortgage guaranty segment. Gross written premiums in the other segment decreased due to our decision to cease writing new equity layer credit protection business in 2003. The decline in gross written premiums in the mortgage guaranty segment in 2003 is primarily due to the continued runoff of our quota share business.

  Net Earned Premiums

	Year Ended December 31,
Net Earned Premiums
	2004	2003	2002
	($ in millions)
Financial guaranty direct	$88.8	$70.2	$43.9
Financial guaranty reinsurance	114.4	92.9	79.3
Mortgage guaranty	33.7	27.6	45.3
Other	(48.9)	120.2	78.9

Total	$187.9	$310.9	$247.4

        Net earned premiums for the year ended December 31, 2004 decreased by $123.0 million, or 40%, compared with the year ended December 31, 2003. Our other segment declined $169.1 million in 2004 compared with 2003 as a result of exiting certain lines of business. This decline was partially offset by recognition of $24.1 million of net earned premiums in the financial guaranty direct segment in first quarter 2004 related to the close out of transaction types in which we no longer participate.

        Net earned premiums for the year ended December 31, 2003 increased by $63.5 million, or 26%, compared with the year ended December 31, 2002. The increase of $26.3 million in the financial guaranty direct segment is primarily due to the growth in our structured finance portfolio. In the financial guaranty reinsurance segment, net earned premiums increased from $79.3 million to $92.9 million due to public finance refunding activity and an increase in par insured outstanding. The increase in the other segment is mainly attributable to our decision to exit the LA&H business, which resulted in a reduction in earned premiums of $32.2 million in 2002 as a result of transferring this book of business to an affiliate of ACE. Net earned premiums declined in the mortgage segment to $27.6 million in 2003 from $45.3 million in 2002 related to a reduction in our treaty book of business.

  Net Investment Income

        Net investment income was $94.8 million, $96.3 million and $97.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. Net investment income has decreased across the years due to declining investment yields while our investment balances have stayed consistent. Pre-tax yields to maturity were 4.8%, 4.9% and 5.5% for the years ended December 31, 2004, 2003 and 2002, respectively. The decrease in investment yields is due to declining market interest rates.

  Net Realized Investment Gains

        Net realized investment gains, principally from the sale of fixed maturity securities, were $12.0 million, $5.5 million and $7.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. The increase in 2004 compared with 2003 is due to realized gains of $6.0 million in the second quarter of 2004 as a result of investments sold in connection with a commutation settlement of a residual value transaction. Also included in net realized gains for 2004 is a write down of $1.3 million related to the Company's exited title reinsurance business. The investment related to this write down is included in other assets on our balance sheet.    The Company had no write downs of investments for other than temporary impairment losses in 2004 compared with $0.1 million and $5.8 million of other than temporary impairment losses for the years ended December 31, 2003 and 2002, respectively. Net realized investment gains, net of related income taxes, were $7.7 million, $3.8 million and $5.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.

  Unrealized Gains (Losses) on Derivative Financial Instruments

        Derivative financial instruments are recorded at fair value as required by FAS 133. However, as explained under "—Critical Accounting Estimates," we record part of the change in fair value in the loss and LAE reserves as well as in unearned premium reserves. The fair value adjustment for the year ended December 31, 2004 was a $52.5 million gain as compared with a $98.4 million gain for the year ended December 31, 2003 and a $54.2 million loss for the same period in 2002. The change in fair value is related to many factors but primarily due to tightening credit spreads. For example, the 2004 gain of $52.5 primarily relates to an approximate 15-20% tightening in investment grade corporate spreads over that period, the 2003 gain of $98.4 million primarily corresponds to an approximate 60-65% tightening, and the 2002 loss of $54.2 million corresponds to an approximate 20-25% widening of such spreads.

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

  Loss and Loss Adjustment Expenses

	Year Ended December 31,
Loss and Loss Adjustment Expenses
	2004	2003	2002
	($ in millions)
Financial guaranty direct	$14.8	$16.3	$25.4
Financial guaranty reinsurance	15.4	25.7	5.3
Mortgage guaranty	(11.9)	(0.7)	8.9
Other	(50.3)	103.3	80.6

Total	$(32.0)	$144.6	$120.3

        Loss and LAE for the year ended December 31, 2004 were $(32.0) million, a decrease of $176.6 million, or 122%, compared with the year ended December 31, 2003. Our other segment declined $153.6 million in 2004, compared with 2003 as a result of exiting those lines of business mentioned previously. Our financial guaranty direct results include $12.3 million related to the closing out of transaction types that we do not expect to underwrite in the future. The financial guaranty reinsurance segment decreased in 2004 compared with 2003 as 2003 included $20.4 million in case reserve activity associated with CDOs assumed through treaties. This was partially offset by a $3.7 million addition in portfolio reserves in 2004 as a result of some credit downgrades. In addition, during 2004 management updated its loss estimates for the mortgage guaranty segment resulting in a release of reserves, as a result of changes in our statistical assumptions driven by the completion of a rating agency review of our book of business during the year coupled with favorable loss development related to older experience rated quota share contracts, which are running off.

        Loss and LAE for the year ended December 31, 2003 were $144.6 million, an increase of $24.3 million, or 20%, compared with the year ended December 31, 2002. The increase is attributable to a $20.4 million increase in the financial guaranty reinsurance segment and a $22.7 million increase in the other segment, partly offset by a $9.1 million decrease in the financial guaranty direct segment and $9.6 million decrease in the mortgage guaranty segment. Loss and LAE increased in the financial guaranty reinsurance segment due to an increase in case reserve activity associated with CDOs assumed through treaties. The increase in loss and loss adjustment expenses for the other segment is primarily due to the increase in a case reserve related to one auto residual value reinsurance contract. The

$9.6 million decline in loss and loss adjustment expenses in the mortgage guaranty segment is due to favorable loss development on older contracts. The $9.1 million decline in the financial guaranty direct segment is due to the improved credit environment as compared with 2002. See "—Segment Results of Operations" for further explanations of these changes.

  Profit Commission Expense

        Profit commissions allow the reinsured to share favorable experience on a reinsurance contract due to lower than expected losses. Profit commissions primarily relate to our mortgage guaranty segment. Profit commissions for the years ended December 31, 2004, 2003 and 2002 were $15.5 million, $9.8 million and $8.5 million, respectively. The increase in profit commission expense for 2004 is due to favorable loss development on experience rated quota share treaties. This favorable loss development causes a reduction in loss and loss adjustment expenses discussed above. Portfolio reserves are not a component of these profit commission calculations. In 2003, profit commission expense related to the mortgage segment declined compared with 2002 due to a reduction in net earned premiums, but were more than offset by an increase in profit commission related to the financial guaranty reinsurance segment.

  Acquisition Costs

        Acquisition costs primarily consist of ceding commissions, brokerage fees and operating expenses that are related to the acquisition of new business. Acquisition costs that vary with and are directly related to the acquisition of new business are deferred and are amortized in relation to earned premium. For the years ended December 31, 2004, 2003 and 2002, acquisition costs were $50.9 million, $64.9 million and $48.4 million, respectively. The decrease of $14.0 million in 2004 is partially related to the financial guaranty reinsurance segment, as we have negotiated lower ceding commission rates in 2004 compared with prior year. Additionally, acquisition costs in our other segment have decreased due to exiting certain lines of business, particularly the trade credit business which historically incurred an acquisition ratio of 30-35%. The increase of $16.5 million in 2003 compared with 2002 is consistent with the increase in earned premium.

  Operating Expenses

        For the years ended December 31, 2004, 2003 and 2002, operating expenses were $67.8 million, $41.0 million and $31.0 million, respectively. The increase for 2004 was primarily due to $11.3 million of accelerated employee stock awards vesting, which occurred as part of the IPO in addition to various expenses incurred as a result of the establishment of a holding company. The increase in 2003 from 2002 is principally due to changes in staffing levels and other resources as we focused on growing the financial guaranty direct segment.

  Other Expenses

        For the years ended December 31, 2004, 2003 and 2002, other expenses were $12.3 million, $5.7 million and $10.6 million, respectively. The increase in 2004 is due to interest expense of $8.2 million related to the issuance of our 7% Senior Notes in May 2004 and the $1.6 million write off of goodwill in our other segment. This amount is related to the trade credit business which we exited as part of the IPO. The $4.9 million decrease in 2003 compared with 2002 is due to the reduction in interest expense related to the repayment of $100.0 million of debt in 2002.

  Income Tax

        For the years ended December 31, 2004, 2003 and 2002, income tax expense was $50.5 million, $31.7 million and $10.6 million, respectively. The increase reflects increased underwriting profitability for all years presented. Our effective tax rate was 21.7%, 12.9% and 12.7% for the years ended December 31, 2004, 2003 and 2002, respectively. Our effective tax rates reflect the proportion of income recognized by each of our operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 35%, UK subsidiaries taxed at the UK marginal corporate tax rate of 30%, and no taxes for our Bermuda holding company and subsidiaries. Accordingly, our overall corporate effective tax rate fluctuates based on the distribution of taxable income across these jurisdictions.

Segment Results of Operations

        Our financial results include three operating segments: financial guaranty direct, financial guaranty reinsurance and mortgage guaranty. For financial reporting purposes, we have a fourth segment, which we refer to as other. Management uses underwriting gains and losses as the primary measure of each segment's financial performance. Underwriting gain (loss) includes net premiums earned, loss and loss adjustment expenses, profit commission expense, acquisition costs and other operating expenses that are directly related to the operations of our insurance businesses. This measure excludes certain revenue and expense items, such as investment income, realized investment gains and losses, unrealized gains and losses on derivative financial instruments, and interest expense, that are not directly related to the underwriting performance of our insurance operations, but are included in net income. For the year ended December 31, 2004 our segment results exclude $11.3 million of operating expenses related to the accelerated vesting of stock awards at the IPO date.

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

        The table below summarizes the financial results of our financial guaranty direct segment for the periods presented:

	Year Ended December 31,
	2004	2003	2002
	($ in millions)
Gross written premiums	$80.8	$71.1	$47.4
Net written premiums	77.7	70.0	46.3
Net earned premiums	88.8	70.2	43.9
Loss and loss adjustment expenses	14.8	16.3	25.4
Profit commission expense	—	—	(0.1)
Acquisition costs	4.5	2.2	2.4
Operating expenses	15.8	8.9	5.5

Underwriting gain	$53.7	$42.8	$10.7

Loss and loss adjustment expense ratio	16.7%	23.2%	57.9%
Expense ratio	22.8%	15.8%	17.8%

Combined ratio	39.5%	39.0%	75.7%

        For the years ended December 31, 2004, 2003 and 2002, the financial guaranty direct segment contributed $80.8 million, $71.1 million and $47.4 million to gross written premiums, respectively, which represent an increase of $9.7 million and $23.8 million in 2004 and 2003, respectively. Of the $9.7 million increase in 2004 compared with 2003, $17.8 million was written as financial guaranty insurance, offset by $8.1 million decrease in premiums written as credit derivatives. Of the $23.8 million increase in 2003, $21.1 million was written as credit derivatives and $2.7 million was written as financial guaranty insurance. We began writing financial guaranty insurance in 2003, writing $1.5 million of public finance business and $1.2 million of structured finance business, of which $1.1 million was home equity loan securitizations issued in the public markets.

        Gross and net written premiums in this segment generally have been received on an installment basis, reflecting our focus on the structured finance and credit derivatives markets. In 2004, 2003 and 2002, installment premiums represented 93%, 98% and 96% of gross written premiums in this segment, or $75.1 million, $69.6 million and $45.3 million, respectively. The contribution of upfront premiums to gross written premiums were $5.7 million, $1.5 million and $2.1 million in 2004, 2003 and 2002, respectively.

        For the years ended December 31, 2004, 2003 and 2002, net written premiums were $77.7 million, $70.0 million and $46.3 million, respectively. The growth in net written premiums is primarily due to growth in gross written premiums as we typically retain a substantial portion of this business.

        Net earned premiums for the years ended December 31, 2004, 2003 and 2002, were $88.8 million, $70.2 million and $43.9 million, respectively, an increase of $18.6 million, or 27%, in 2004, and $26.3 million, or 60%, in 2003. This increase in 2004 compared with 2003 is attributable to the recognition of $24.1 million of net earned premiums in first quarter 2004 related to the close out of transaction types in which we no longer participate, offset by the runoff of our single name swap book of business. The increase in net earned premiums in 2003 compared with 2002 reflects the amortization of upfront premiums and the growing volume of installment premiums generated in the growing book of contracts.

        Loss and loss adjustment expenses were $14.8 million, $16.3 million and $25.4 million, respectively, for the years ended December 31, 2004, 2003 and 2002. Our loss and loss adjustment expenses are affected by changes in the mix, size and credit trends in our book of business, and by changes in our reserves for loss and loss adjustment expenses for prior periods. Our loss ratio is principally affected by the mix of business in our net earned premiums, credit events in our net par outstanding, market credit spreads and premium rates, among other factors. The loss ratios for the years ended December 31, 2004, 2003 and 2002 were 16.7%, 23.2% and 57.9%, respectively. The decline in the loss ratio in 2004 as compared with 2003 reflects the release of portfolio reserves due to the maturing of CDO exposures and the continued runoff of our single name CDS business. Offsetting these releases are increased portfolio reserves for our other business in this segment as management further refined its loss reserving methodology. This reflects our normal ongoing portfolio review process and additional stress factors considered for our closely monitored credit list. The decline in the loss ratio in 2003 compared with 2002 was due to an improvement in the credit environment. Additionally, in 2003 we substantially reduced the new single name corporate credit derivatives business we wrote; this business generates a higher loss ratio than our other financial guaranty direct businesses.

        For the years ended December 31, 2004, 2003 and 2002, acquisition costs were $4.5 million, $2.2 million and $2.4 million, respectively. The increases in acquisition costs in 2004 compared with 2003 are primarily due to increases in transaction rating agency fees related to the growth in gross written premiums as well as the increase in the proportion of such premiums subject to premium taxes.

        Operating expenses for the years ended December 31, 2004, 2003 and 2002 were $15.8 million, $8.9 million and $5.5 million, respectively. The increase during 2004 compared with 2003 was primarily due to the increase in holding company expenses discussed earlier. Operating expenses are allocated based on total net earned premiums, excluding the net earned premium of retroactive reinsurance agreements entered into with subsidiaries of ACE as part of the IPO. The increase in 2003 from 2002 was primarily due to the increase in required staff levels to support the growth in this segment as well as an increase in costs to establish the required platforms and infrastructure to enter the financial guaranty insurance business.

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

        The table below summarizes the financial results of our financial guaranty reinsurance segment for the periods presented:

	Year Ended December 31,
	2004	2003	2002
	($ in millions)
Gross written premiums	$160.3	$163.1	$84.6
Net written premiums	160.1	162.1	82.6
Net earned premiums	114.4	92.9	79.3
Loss and loss adjustment expenses	15.4	25.7	5.3
Profit commission expense	1.1	1.5	0.5
Acquisition costs	38.8	33.6	29.0
Operating expenses	28.5	12.0	9.9

Underwriting gain	$30.6	$20.1	$34.6

Loss and loss adjustment expense ratio	13.5%	27.7%	6.7%
Expense ratio	59.8%	50.7%	49.7%

Combined ratio	73.2%	78.4%	56.4%

	Year Ended December 31,
Gross Written Premiums
	2004	2003	2002
	($ in millions)
Public finance	$118.9	$117.1	$48.1
Structured finance	41.4	46.0	36.5

Total	$160.3	$163.1	$84.6

        Gross written premiums for our financial guaranty reinsurance segment include upfront premiums on transactions underwritten during the period, plus installment premiums on business primarily underwritten in prior periods. Consequently, this amount is affected by changes in the business mix between public finance, which tends to be upfront premium, and structured finance, which tends to be installment premium. For the years ended December 31, 2004 and 2003, 68% of gross written premiums in this segment were upfront premiums and 32% were installment premiums. For the year ended December 31, 2002, 56% of gross written premiums in this segment were upfront premiums and 44% were installment premiums.

        Gross written premiums for the years ended December 31, 2004, 2003 and 2002 were $160.3 million, $163.1 million and $84.6 million, respectively, which represent a decrease of $2.8 million, or 2%, and an increase of $78.5 million, or 93%, in 2004 and 2003, respectively. This decrease is mainly attributable to one cedant relationship that was terminated and business from a second cedant was decreased, effective July 1, 2004, offset by increased facultative business in the fourth quarter of 2004. The principal driver of gross written premium growth in 2003 compared with 2002 was the strong growth in public finance premiums, which contributed 72% of the segment's gross written premiums in 2003 and contributed 57% of the segment's gross written premiums in 2002. Our public finance reinsurance growth has been driven by strong growth in insured U.S. municipal bond issuance over the period as well as the several European Project Finance Infrastructure transactions ceded to us in 2003. Premium rates on European transactions are typically higher than premium rates on U.S. municipal finance transactions. In 2004 and 2003, we assumed $672.7 million and $503.7 million, respectively, of gross par written from European project finance transactions. Structured finance gross written premiums decreased $4.6 million in 2004, and increased $9.5 million in 2003.

        For 2004, $79.8 million, $37.4 million and $28.3 million of our gross written premiums was ceded by Financial Security Assurance Inc., Ambac Assurance Corporation and MBIA Insurance Corporation, respectively, compared with $88.4 million, $24.8 million and $37.7 million, respectively in 2003 and $39.7 million, $9.2 million and $27.4 million, respectively in 2002.

        For the years ended December 31, 2004, 2003 and 2002, gross written premiums in our structured finance line of business were $41.4 million, $46.0 million and $36.5 million, respectively. The decrease of $4.6 million in gross written premiums in 2004 compared with 2003 and the $9.5 million increase in gross written premiums from 2003 compared with 2002 was due to changes in the business mix and volume of installment premiums received in these periods.

	Year Ended December 31,
Net Written Premiums
	2004	2003	2002
	($ in millions)
Public finance	$118.7	$116.5	$46.6
Structured finance	41.4	45.6	36.0

Total	$160.1	$162.1	$82.6

        For the years ended December 31, 2004, 2003 and 2002, net written premiums were $160.1 million, $162.1 million and $82.6 million, respectively. The year over year decrease of $2.0 million and an increase of $79.5 million in 2004 and 2003, respectively, is consistent with the changes in gross written premium described above.

	Year Ended December 31,
Net Earned Premiums
	2004	2003	2002
	($ in millions)
Public finance	$57.7	$52.9	$42.7
Structured finance	56.7	40.0	36.6

Total	$114.4	$92.9	$79.3

Included in public finance net premiums are refundings of:	$17.4	$19.2	$14.0

        Growth in our net earned premiums over the period has been driven by growth in both the public and structured finance lines of business, as evidenced by the growth in net par outstanding, unearned premium reserves and the net present value of installment premiums in-force. However, the public finance business's contribution also includes an increase in refunding premiums, which reflect the unscheduled pre-payment or refundings of underlying public bonds due to lower interest rates. These unscheduled refunding premiums are sensitive to market interest rates and we evaluate our net earned premiums both including and excluding these premiums.

        For the years ended December 31, 2004, 2003 and 2002, net earned premiums were $114.4 million, $92.9 million and $79.3 million, respectively, an increase of $21.5 million, or 23%, in 2004 compared with 2003, and $13.6 million, or 17%, in 2003 compared with 2002. In 2004, structured finance earned premiums increased $16.7 million, compared with 2003, due to timing on installment earnings reported by our ceding companies. The public finance line accounted for $10.2 million of the $13.6 million increase in 2003, reflecting higher earned premium and gross par insured as well as a $5.2 million increase in refunding related premiums.

        Loss and LAE were $15.4 million, $25.7 million and $5.3 million, respectively, for the years ended December 31, 2004, 2003 and 2002. Our loss and LAE ratios for the years ended December 31, 2004, 2003 and 2002 were 13.5%, 27.7% and 6.7%, respectively. While loss and LAE decreased in 2004 compared with 2003, in 2004 we actually increased portfolio reserves, which are established based on statistical estimates. Credit downgrades and a refined loss reserving methodology resulted in an increase to portfolio reserves. These amounts reflect our normal ongoing portfolio review process and additional stress factors considered for our closely monitored credit list. However 2003 included an increase in losses and LAE incurred in the structured finance line of business due to credit deterioration in collateralized debt obligations assumed through reinsurance treaties. Case reserves related to these collateralized debt obligations were increased in the fourth quarter after completion of risk management's credit analysis, which included discussions with ceding companies.

        For the years ended December 31, 2004, 2003 and 2002, acquisition costs were $38.8 million, $33.6 million and $29.0 million, respectively. The increases in acquisition costs over the periods are directly related to the increases in earned premium.

        Operating expenses for the years ended December 31, 2004, 2003 and 2002, were $28.5 million, $12.0 million and $9.9 million, respectively. Operating expenses in 2004 increased by $16.5 million as compared with 2003 as a result of the increase in holding company expenses discussed earlier. Operating expenses are allocated based on total net earned premiums, excluding the net earned premium of retroactive reinsurance agreements entered into with subsidiaries of ACE as part of the IPO. Operating expenses in 2003 increased by $2.1 million as compared with 2002 as a result of the entry of our Bermuda subsidiary, Assured Guaranty Re International Ltd., into the financial guaranty reinsurance market.

  Mortgage Guaranty Segment

        Mortgage guaranty insurance provides protection to mortgage lending institutions against the default of borrowers on mortgage loans that, at the time of the advance, had a loan-to-value ("LTV") ratio in excess of a specified ratio. We primarily function as a reinsurer in this industry and assume all or a portion of the risks undertaken by primary mortgage insurers.

        The table below summarized the financial results of our mortgage guaranty segment for the periods presented:

	Year Ended December 31,
	2004	2003	2002
	($ in millions)
Gross written premiums	$24.4	$24.4	$47.6
Net written premiums	24.4	24.4	47.6
Net earned premiums	33.7	27.6	45.3
Loss and loss adjustment expenses	(11.9)	(0.7)	8.9
Profit commission expense	14.1	7.3	8.3
Acquisition costs	3.7	4.1	8.0
Operating expenses	8.3	4.2	5.7

Underwriting gain	$19.5	$12.7	$14.4

Loss and loss adjustment expense ratio	(35.2)%	(2.5)%	19.6%
Expense ratio	77.4%	56.5%	48.6%

Combined ratio	42.2%	54.0%	68.2%

        Gross written premiums for the years ended December 31, 2004 and 2003 remained consistent at $24.4 million for both years, while 2002 gross written premium were $47.6 million. The decline in gross written premiums from 2003 to 2002 is due to the continued runoff of our quota share business, as well as significant refinancing activity due to the low interest rate environment. Results for 2002 include $10.4 million of gross written premiums from one non-recurring transaction.

        Net written premiums for the years ended December 31, 2004, 2003 and 2002 were $24.4 million, $24.4 million and $47.6 million, respectively. This is consistent with the trend in gross written premiums, as we do not cede a significant amount of our mortgage guaranty business.

        For the years ended December 31, 2004, 2003 and 2002, net earned premiums were $33.7 million, $27.6 million and $45.3 million, respectively. The increase in net earned premiums for 2004 compared with 2003 is due to an $8.8 million release of unearned premium reserves related to the commutation of an excess of loss reinsurance contract offset by a decline in our quota share treaty business. 2003 net earned premiums decreased compared with 2002 due to the runoff of our quota share business. In 2002, this runoff was offset by the non-recurring transaction described above, which generated $10.4 million of earned premium.

        Loss and loss adjustment expenses were $(11.9) million, $(0.7) million and $8.9 million, respectively, for the years ended December 31, 2004, 2003 and 2002. The loss and loss adjustment expense ratios for the years ended December 31, 2004, 2003 and 2002 were (35.2)%, (2.5)% and 19.6%, respectively. In 2004, the decrease in the loss and loss adjustment expense ratio was primarily due to a decrease in portfolio reserves, as a result of changes in our statistical assumptions driven by the completion of a rating agency review of our book of business during the year coupled with favorable loss development related to older experience rated quota share contracts, which are running off. This reduction in loss and loss adjustment expense was partially offset by increased profit commission expense discussed below. The negative loss ratio for 2003 is primarily a result of favorable loss experience related to older contracts, which are running off, mentioned above. This decrease was also attributable to higher than expected appreciation in real estate values, resulting in both lower frequency of claims and lower severity of losses.

        Profit commission expense for the years ended December 31, 2004, 2003 and 2002 was $14.1 million, $7.3 million and $8.3 million, respectively. The increase in profit commission in 2004 compared with 2003 is due to favorable loss development on experience rated quota share treaties, which caused a reduction in loss and loss adjustment expenses, mentioned above. Portfolio reserves are not a component of these profit commission calculations. The decline in profit commission expense in 2003 compared with 2002 is due to the decline in net earned premiums related to business that has a profit commission element, including our quota share business.

        Acquisition costs for the years ended December 31, 2004, 2003 and 2002 were $3.7 million, $4.1 million and $8.0 million, respectively. The decrease in acquisition costs, including the amortization of deferred acquisition costs for 2004 as compared with 2003 is related to the commutation of an excess of loss reinsurance contract discussed above. The decline in acquisition costs in 2003 as compared with 2002 is primarily due to the shift in business from quota share reinsurance to excess of loss reinsurance, as ceding commissions generally are not paid on excess of loss reinsurance.

        Operating expenses for the years ended December 31, 2004, 2003 and 2002 were $8.3 million, $4.2 million and $5.7 million, respectively. Operating expenses in 2004 increased by $4.1 million as compared with 2003 as a result of the increase in holding company expenses discussed earlier. Operating expenses are allocated based on total net earned premiums, excluding the net earned premium of retroactive reinsurance agreements entered into with subsidiaries of ACE as part of the IPO. The increase in the expense ratio in 2003 from 2002 is primarily due to the steady level of operating expenses required to support the business, as compared with a declining earned premium base, as discussed above.

  Other Segment

        Our other segment consists of certain non-core businesses that we have exited prior to, or in connection with, the IPO including equity layer credit protection, trade credit reinsurance, title reinsurance, LA&H reinsurance and auto residual value reinsurance. Also included in the 2003 and 2002 other segment results are the impact of the affiliate reinsurance transactions described below. These reinsurance contracts were purchased for the benefit of all of our operating segments. We do not allocate the costs or the related benefits of these transactions to each of the segments but rather record the impact of these transactions in the other segment.

  Summary of Significant Affiliate Transactions

  •
  AGRI Affiliate Reinsurance Transaction: On December 31, 2001, AGRI entered into an excess of loss reinsurance contract with a subsidiary of ACE. Under the terms of this reinsurance contract, AGRI paid $125.0 million for 25 years of reinsurance coverage. This coverage provided a $400.0 million aggregate limit, a $50.0 million per risk limit and a $5.0 million per risk deductible. The cost and benefit from this contract are included in the other segment. We terminated this agreement effective December 31, 2003 and recorded a receivable of $131.9 million consisting of ceded unearned premium of $115.0 million and reinsurance recoverables on paid losses of $16.9 million. This amount was received in 2004. There was no earnings impact from the termination of this contract.

  •
  AGC Affiliate Reinsurance Transaction: AGC entered into an excess of loss reinsurance contract with a subsidiary of ACE, effective January 1, 2001. Under the terms of this reinsurance contract, AGC paid $27.5 million in 2001 and $25.0 million in 2002 for ten years of reinsurance coverage. This coverage provided a $150.0 million aggregate limit. The cost and benefit from this contract are included in the other segment. We terminated this agreement effective June 30, 2003 and received a cash payment of $53.8 million, consisting of ceded unearned premium of $39.8 million, reinsurance recoverables on paid losses of $12.5 million and profit commissions receivable of $1.5 million. There was no earnings impact from the termination of this contract.

  •
  AGRO Affiliate Reinsurance Transaction: AGRO entered into a reinsurance transaction with an affiliate of ACE, which the ACE affiliate fully ceded to a subsidiary of ACE, both effective July 1, 2001. This transaction is reported in the other segment and resulted in both gross and ceded premiums written of $6.0 million, $11.7 million and $73.8 million in 2003, 2002 and 2001, respectively. Accordingly, this transaction had no effect on our net written premiums or our net income

        The following table provides details of net earned premiums and underwriting results by line of business:

	Year Ended December 31,
	2004	2003	2002
	($ in millions)
Net earned premiums:
Equity layer credit protection	$5.4	$61.8	$84.0
Trade credit reinsurance	(25.3)	51.2	27.8
Title reinsurance	3.2	10.7	7.3
LA&H	—	—	(32.2)
Auto residual value reinsurance	(32.2)	4.2	2.3
Affiliate reinsurance	—	(7.7)	(10.3)

Total	$(48.9)	$120.2	$78.9

Underwriting gain (loss):
Equity layer credit protection	$3.1	$(1.0)	$(19.7)
Trade credit reinsurance	(2.9)	(3.3)	(0.3)
Title reinsurance	1.0	6.8	3.3
LA&H	—	(0.6)	(1.3)
Auto residual value reinsurance	(7.9)	(35.1)	(8.1)
Affiliate reinsurance	—	8.2	5.6

Total	$(6.7)	$(25.0)	$(20.5)

        After entering the equity layer credit protection market in 2001 net earned premiums in 2002 were $84.0 million, reflecting favorable pricing for such transactions in the capital markets. We ceased writing new equity layer credit protection business during 2003, and net earned premiums declined to $61.8 million for the year ended December 31, 2003. The unprecedented level of corporate defaults in 2001 and 2002 along with expenses associated with our entry into the business resulted in underwriting losses of $19.7 million in 2002. For the year ended December 31, 2003, the underwriting loss in equity layer credit protection decreased to $1.0 million as a result of the termination of three trades, which produced an underwriting gain of $16.5 million. Activity in this line in 2004 is from the runoff of this business.

        Trade credit reinsurance net earned premiums were negative $25.3 million in 2004 due to the 100% retrocession with an affiliate of ACE, whereby we ceded 100% of the unearned premium reserves and loss and LAE reserves. For the years ended December 31, 2003 and 2002 net earned premiums were $51.2 million and $27.8 million, respectively. The growth in earned premium in 2003 compared with 2002 is a result of steadily increasing writings in this line over the year as a result of several competitors exiting this market.

        On April 15, 2004, AGRO sold 100% of the common stock of its subsidiary, ACE Capital Title Reinsurance Company, to ACE Bermuda Insurance Ltd., a subsidiary of ACE, for $39.8 million. There was no gain or loss associated with this transaction. This sale was the primary reason for the decline in net earned premiums in 2004 from 2003 as we only wrote business during the period we owned the subsidiary. Net earned premiums for the title reinsurance business grew to $10.7 million from $7.3 million for years ended December 31, 2003, and 2002, respectively. This business had prior years underwriting results of $6.8 million and $3.3 million in 2003 and 2002, respectively. The $6.8 million of underwriting gain for the year ended December 31, 2003 was primarily due to favorable prior year loss reserve development.

        LA&H had net earned premiums of negative $32.2 million in 2002 due to our exiting the LA&H business in 2002. The underwriting losses of $0.6 million in 2003 and $1.3 million in 2002 were related to the litigation and settlement of a disputed contract.

        Auto residual value reinsurance net earned premiums were $(32.2) million in 2004 as we commuted our remaining auto residual value reinsurance business and transferred assets with a market value of $108.3 million to a subsidiary of ACE. This transaction caused a $(6.5) million underwriting loss, partially offset by a $6.8 realized gain. For 2003 and 2002 we had net earned premiums of $4.2 million and $2.3 million, and underwriting losses $35.1 million and $8.1 million respectively. The underwriting loss of $35.1 million in 2003 is a result of an increase in reserves for losses and loss adjustment expenses related to a dispute with World Omni (see Note 15 of notes to consolidated financial statements for further discussion).

        Net earned premiums related to affiliate reinsurance were negative $7.7 million and $10.3 million, for the years ended December 31, 2003 and 2002, respectively, and primarily represent the cost of the AGC Affiliate Reinsurance Transaction and AGRI Affiliate Reinsurance Transaction for these periods. As a result of losses of $14.4 million and $15.0 million ceded under these contracts in 2003 and 2002, respectively, affiliate reinsurance generated an underwriting gain of $8.2 million and $5.6 million, respectively. There were no affiliate reinsurance transactions during 2004.

Liquidity and Capital Resources

        Our liquidity, both on a short-term basis (for the next twelve months) and a long-term basis (beyond the next twelve months), for our non-operating companies is largely dependent upon: (1) the ability of our subsidiaries to pay dividends or make other payments to us and (2) external financings. Our liquidity requirements include the payment of our operating expenses, interest on our debt, and dividends on our common shares. We may also require liquidity to make periodic capital investments in our operating subsidiaries. In the ordinary course of our business, we evaluate our liquidity needs and capital resources in light of holding company expenses, debt-related expenses and our dividend policy, as well as rating agency considerations. Based on the amount of dividends we expect to receive from our subsidiaries and the income we expect to receive from our invested assets, management believes that we will have sufficient liquidity to satisfy our needs over the next twelve months, including the ability to pay dividends on our common shares in accordance with our dividend policy. On September 1, 2004 we paid our first quarterly dividend of $0.03 per common share to shareholders of record on August 17, 2004. Total cash paid in 2004 for dividends to shareholders was $4.6 million, or $0.06 per common share. Beyond the next twelve months, the ability of our subsidiaries to declare and pay dividends may be influenced by a variety of factors including market conditions, insurance and rating agencies regulations and general economic conditions. Consequently, although management believes that we will continue to have sufficient liquidity to meet our debt service and other obligations over the long term, no guaranty can be given that we will not be required to seek external debt or equity financing in order to meet our operating expenses, debt service obligations or pay dividends on our common shares.

        We anticipate that a major source of our liquidity, for the next twelve months and for the longer term, will be amounts paid by our operating subsidiaries as dividends. Certain of our operating subsidiaries are subject to restrictions on their ability to pay dividends. See "Business—Regulation." The amount available at AGC to pay dividends in 2005 with notice to, but without the prior approval of, the Maryland Insurance Commissioner is approximately $23.7 million (unaudited). Dividends paid by a U.S. company to a Bermuda holding company presently are subject to withholding tax at a rate of 30%. The amount available at AGRI to pay dividends in 2005 in compliance with Bermuda law is $555.1 million (unaudited). AGC has committed to S&P and Moody's that it will not pay more than $10.0 million per year in dividends.

        Liquidity at our operating subsidiaries is used to pay operating expenses, claims, payment obligations with respect to credit derivatives, reinsurance premiums and dividends to us, as well as, where appropriate, to make capital investments in their own subsidiaries. In addition, certain of our operating companies may be required to post collateral in connection with credit derivatives and reinsurance transactions. Management believes that these subsidiaries' operating needs generally can be met from operating cash flow, including gross written premium and investment income from their respective investment portfolios.

        Net cash flows (used in) provided by operating activities were $(44.6) million, $200.0 million and $277.7 million during the years ended December 31, 2004, 2003 and 2002, respectively. The cash flows used in operating activities in 2004 were due to the unwinding of certain transactions related to the IPO which generated approximately $146.0 million of cash outflows. Since July 1, 2004, we have generated $68.7 million of net cash flows from operating activities. These cash flows were primarily provided by premium received and investment income.

        In 2003, the net cash flows provided by operating activities decreased by $77.7 million despite the increase of $142.0 million in net income in 2003 compared with 2002. The increase in net income was primarily due to the change in the market value of derivative financial instruments as the unrealized gains (losses) on derivative financial instruments increased to $98.4 million in 2003 from $(54.2) million in 2002. This change had no cash flow impact. Operating cash flow was negatively impacted by the decrease in cash received on written premiums of approximately $70.0 million in 2003 compared with 2002 primarily driven by the decreased premium writings of equity layer credit protection in 2003, which is reflected in the change in unearned premium reserves in the statement of cash flows.

        Net cash flows provided by (used in) investing activities were $22.3 million, $(145.3) million and $(267.0) million during the years ended December 31, 2004, 2003 and 2002, respectively. These investing activities were primarily net sales (purchases) of fixed maturity investment securities during 2004, 2003 and 2002. In addition, during 2004 Assured Guaranty Re Overseas Ltd., an indirect subsidiary of Assured Guaranty Ltd., sold 100% of the common stock of its subsidiary, ACE Capital Title Reinsurance Company, to ACE Bermuda Insurance Ltd., a subsidiary of ACE, for $39.8 million. There was no gain or loss associated with the sale.

        Net cash flows provided by (used in) financing activities were $6.1 million, $(35.0) million and $(6.0) million during the years ended December 31, 2004, 2003 and 2002, respectively. On May 18, 2004, Assured Guaranty US Holdings Inc., a subsidiary of the Company, issued $200.0 million of 7.0% Senior Notes due in 2034. The proceeds of the offering were used to repay a $200.0 million promissory note, established as part of the IPO related formation transactions, issued to a subsidiary of ACE prior to the IPO in April 2004. The coupon on the Senior Notes is 7.0%, however, the effective rate will be approximately 6.4% due to a treasury hedge executed by the Company in March 2004. These senior notes are fully and unconditionally guaranteed by Assured Guaranty Ltd. We expect to have the capacity to repay and/or refinance the notes as they come due. During the years ended December 31, 2004, 2003 and 2002, ACE contributed capital of $78.9 million, $3.7 million and $84.2 million, respectively, to us. These capital contributions were utilized to pay interest and principal on long-term debt. The capital contribution in 2002 also included $75.0 million for the purpose of the repayment of our long-term debt. In all years, these were non-cash contributions (see Note 14 to the consolidated financial statements).

        During 2004 the Company declared and paid dividends of $4.6 million to shareholders. In March 2005, the Company paid dividends of $2.3 million, or $0.03 per common share. Dividends paid to ACE were $35.0 million and $8.0 million during the years ended December 31, 2003 and 2002, respectively. No such dividends were paid in 2004.

        On November 4, 2004, the Company's Board of Directors authorized a $25.0 million share stock repurchase program with no scheduled date to expire. The Company has spent approximately $6.0 million to repurchase approximately 0.3 million shares of its Common Stock at an average price of $18.61 through December 31, 2004.

        The following table summarizes our contractual obligations as of December 31, 2004:

	As of December 31, 2004
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	($ in millions)
Long-term debt(1)	$197.3	$—	$—	$—	$197.3
Operating lease obligations(2)	8.9	2.2	4.2	2.5	—
Reserves for losses and loss adjustment expenses(3)	226.5	21.1	55.6	57.0	92.8

Total	$432.7	$23.3	$59.8	$59.5	$290.1

(1)
Principal only.

(2)
Lease payments are subject to escalations in building operating costs and real estate taxes.

(3)
We have estimated the timing of these payments based on our historical experience and our expectation of future payment patterns. However, the timing of these payments may vary significantly from the amounts shown above, especially for our portfolio reserves.

  Off-Balance Sheet Arrangements

        As of December 31, 2004 and 2003, the Company did not have any significant off-balance-sheet arrangements that were not accounted for or disclosed in the consolidated financial statements.

  Credit Facilities

        The Company entered into a $250.0 million unsecured credit facility ("$250.0 million credit facility") on April 29, 2004, with a syndicate of banks, for which ABN AMRO Incorporated and Bank of America (an affiliate of Banc of America Securities LLC) are acting as co-arrangers to which each of Assured Guaranty, AGC and Assured Guaranty (UK) Ltd., a subsidiary of Assured Guaranty organized under the laws of the United Kingdom, is a party, as borrower.

        The $250.0 million credit facility is a 364-day facility available for general corporate purposes, and any amounts outstanding under the facility at its expiration will be due and payable one year following the facility's expiry. As of December 31, 2004, no amounts were outstanding under this facility nor have there been any borrowings under the life of this facility. Under the $250.0 million credit facility, AGC can borrow up to $250.0 million, Assured Guaranty Ltd. has a borrowing limit not to exceed $50.0 million, and Assured Guaranty (UK) Ltd. has a borrowing limit not to exceed $12.5 million. The $250.0 million credit facility's financial covenants require that Assured Guaranty: (a) maintain a minimum net worth of 75% of its pro forma net worth (determined as of the first required reporting date under the facility), (b) maintain an interest coverage ratio of at least 2.5:1, and (c) maintain a maximum debt-to-capital ratio of 30%. Assured Guaranty is in compliance with all of these financial covenants. In addition, the $250.0 million credit facility requires that AGC: (a) maintain qualified statutory capital of at least 80% of its statutory capital as of the fiscal quarter prior to the closing date of the facility, (b) maintain a ratio of aggregate net par outstanding to qualified statutory capital of not more than 150:1, and (c) maintain a maximum debt-to-capital ratio of 35%. AGC is in compliance with all of these financial covenants. While the obligations of the borrowers under the $250.0 million credit facility are several, a default by one borrower will give rise to a right of the lenders to terminate the facility and accelerate all amounts then outstanding.

        The $250.0 million credit facility replaced a $140.0 million credit facility ("$140.0 million credit facility") with seven banks including Bank of America and Citibank N.A. that provided a one-year term loan provision. The $140.0 million credit facility was available to AGC for general corporate purposes, including the payment of claims, and was guaranteed by ACE. As of December 31, 2003, no amounts were outstanding under this facility. AGC had no borrowings under the life of this facility. This facility's financial covenants required that AGC: (1) maintain as of the end of each quarter, a consolidated debt to total capital ratio of not more than 35%, (2) not permit statutory capital to be less than 80% of statutory capital as of the fiscal quarter of AGC prior to the closing date of the facility, (3) not permit its ratio of net par to statutory capital to exceed 150:1, and (4) not permit the aggregate value of all property of AGC subject to a lien given to secure payment of credit derivative guaranties to exceed 11% of the sum of the total capitalization plus the aggregate value of all collateral provided for the benefit of the lending banks. AGC was in compliance with all of these financial covenants during the life of the facility. In addition, during any period in which AGC had outstanding borrowings under the credit facility, AGC's ability to declare dividends was limited to (a) dividends payable to its material subsidiaries or (b) dividends payable not in excess of $15.0 million in any fiscal year.

        On November 8, 2004 the Company, AGRI and AGRO entered into a standby letter of credit agreement (the "LOC Agreement") with KeyBank National Association ("KeyBank"). Under the LOC Agreement, KeyBank will issue up to $50.0 million in letters of credit on our behalf. The obligations of the Company, AGRI and AGRO under the LOC Agreement are joint and several. The letters of credit will be used to satisfy AGRI's or AGRO's obligations under certain reinsurance agreements and for general corporate purposes. The LOC Agreement expires April 28, 2005, but its term may be extended with the consent of KeyBank under certain circumstances. The LOC Agreement contains covenants that limit debt, liens, guaranties, loans and investments, dividends, liquidations, mergers, consolidations, acquisitions, sales of assets or subsidiaries and affiliate transactions. Most of these restrictions are subject to certain minimum thresholds and exceptions. The LOC Agreement also contains financial covenants that require the Company: (i) to maintain the ratio of consolidated debt to total capitalization at not greater than 0.30 to 1.0; (ii) to maintain consolidated net worth of at least seventy-five percent (75%) of its consolidated net worth as of June 30, 2004; and (iii) to maintain the consolidated interest coverage ratio for any test period ending on the last day of a fiscal quarter at not less than 2.50 to 1.0. In addition, the LOC Agreement provides that the obligations of KeyBank to issue letters of credit may be terminated, and our obligations under the agreement may be accelerated, upon an event of default. As of December 31, 2004, no amounts were payable under any letter of credit issued under this facility.

        AGC is also party to a non-recourse credit facility with a syndicate of banks including Deutsche Bank AG (an affiliate of Deutsche Bank Securities Inc.) which provides up to $175.0 million specifically designed to provide rating agency-qualified capital to further support AGC's claims paying resources. The facility expires in December 2010 and is subject to annual extension for an additional term of one year in order to maintain its term at seven periods.

        The Company's failure to comply with certain covenants under our credit facilities could, subject to grace periods in the case of certain covenants, result in an event of default. This could require the Company to repay any outstanding borrowings in an accelerated manner.

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

  Investment Portfolio

        Our investment portfolio consisted of $1,965.1 million of fixed maturity securities, $175.8 million of short-term investments and had a duration of 5.0 years as of December 31, 2004. Our investment portfolio consisted of $2,052.2 million of fixed maturity securities, $137.5 million of short-term investments and had a duration of 5.4 years as of December 31, 2003. Our fixed maturity securities are designated as available for sale in accordance with FAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities"("FAS 115") Fixed maturity securities are reported at fair value in accordance with FAS 115, and the change in fair value is reported as part of accumulated other comprehensive income.

        The following table summarizes our investment portfolio as of December 31, 2004:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	($ in millions)
U.S. government and agencies	$258.7	$11.7	$(0.3)	$270.1
Obligations of state and political subdivisions	809.3	59.5	(0.7)	868.1
Corporate securities	160.6	10.5	(0.8)	170.3
Mortgage-backed securities	550.2	12.5	(2.2)	560.5
Asset-backed securities	76.2	1.2	(0.1)	77.3
Foreign government securities	18.5	0.3	—	18.8

Total fixed maturity securities	1,873.5	95.7	(4.1)	1,965.1
Short-term investments	175.8	—	—	175.8

Total investments	$2,049.3	$95.7	$(4.1)	$2,140.9

        The following table summarizes our investment portfolio as of December 31, 2003:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	($ in millions)
U.S. government and agencies	$255.2	$16.3	$(0.4)	$271.1
Obligations of state and political subdivisions	788.4	65.4	(1.0)	852.8
Corporate securities	268.1	21.5	(1.1)	288.6
Mortgage-backed securities	538.9	13.2	(2.1)	549.9
Asset-backed securities	75.8	2.3	(0.1)	77.9
Foreign government securities	11.4	0.5	—	11.9

Total fixed maturity securities	1,937.7	119.2	(4.7)	2,052.2
Short-term investments	137.5	—	—	137.5

Total investments	$2,075.3	$119.2	$(4.7)	$2,189.7

        The amortized cost and estimated fair value of our available for sale fixed maturity securities as of December 31, 2004 and 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

        See Note 9 of the notes to our consolidated financial statements for information on our fixed maturity securities available for sale as of December 31, 2004 and 2003.

	As of December 31,
	2004		2003
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	($ in millions)
Due within one year	$14.9	$15.0	$21.8	$22.2
Due after one year through five years	170.0	174.3	229.1	242.6
Due after five years through ten years	324.9	345.1	299.2	323.6
Due after ten years	813.5	870.2	848.7	913.9
Mortgage-backed securities	550.2	560.5	538.9	549.9

Total	$1,873.5	$1,965.1	$1,937.7	$2,052.2

        Fair value of the fixed maturity securities is based upon quoted market prices provided by either independent pricing services or, when such prices are not available, by reference to broker or underwriter bid indications. Our investment portfolio does not include any non-publicly traded securities. For a detailed description of our valuation of investments see "—Critical Accounting Estimates."

        We review our investment portfolio for possible impairment losses. For additional information, see "—Critical Accounting Estimates."

        The following table summarizes the ratings distributions of our investment portfolio as of December 31, 2004 and 2003. Ratings are represented by the lower of the Moody's and S&P classifications.

	As of December 31,
	2004	2003
AAA or equivalent	77.7%	74.6%
AA	15.6%	13.9%
A	6.6%	10.7%
BBB	0.1%	0.8%

Total	100.0%	100.0%

        As of December 31, 2004 and 2003, our investment portfolio did not contain any securities that were not rated or rated below investment grade.

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

        Under agreements with our cedants and in accordance with statutory requirements, we maintain fixed maturity securities in trust accounts for the benefit of reinsured companies and for the protection of policyholders, generally in states where we or our subsidiaries, as applicable, are not licensed or accredited. The carrying value of such restricted balances as of December 31, 2004 and 2003 was $304.4 million and $370.0 million, respectively.

        Under certain derivative contracts, we are required to post eligible securities as collateral, generally cash or U.S. government or agency securities. The need to post collateral under these transactions is generally based on marked to market valuations in excess of contractual thresholds. The fair market values of our pledged securities totaled $1.9 million as of December 31, 2004 and $154.8 million as of December 31, 2003.

Market Risk

        Market risk represents the potential for losses that may result from changes in the value of a financial instrument as a result of changes in market conditions. The primary market risks that impact the value of our financial instruments are interest rate risk, basis risk, such as taxable interest rates relative to tax-exempt interest rates, and credit spread risk. Each of these risks and the specific types of financial instruments impacted are described below. Senior managers in our risk management department are responsible for monitoring risk limits and applying risk measurement methodologies. The estimation of potential losses arising from adverse changes in market conditions is a key element in managing market risk. We use various systems, models and stress test scenarios to monitor and manage market risk. These models include estimates made by management that use current and historic market information. The valuation results from these models could differ materially from amounts that actually are realized in the market. See "—Critical Accounting Estimates—Valuation of Investments."

        Financial instruments that may be adversely affected by changes in interest rates consist primarily of investment securities. The primary objective in managing our investment portfolio is generation of an optimal level of after-tax investment income while preserving capital and maintaining adequate liquidity. Investment strategies are based on many factors, including our tax position, fluctuation in interest rates, regulatory and rating agency criteria and other market factors. Prior to January 1, 2005 we had retained Lazard Freres Asset Management and Hyperion Capital Management, Inc. to manage our investment portfolio. As of January 1, 2005 this function has been placed with BlackRock Financial Management, Inc. These investment managers manage our fixed maturity investment portfolio in accordance with investment guidelines approved by our Board of Directors.

        See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" for more information.

Recent Accounting Pronouncements

        In December 2004, the FASB issued FAS No. 123 (revised 2004), "Share-Based Payment" ("FAS 123R"). FAS 123R replaces FAS No.123, "Accounting for Stock-Based Compensation" ("FAS 123") and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). As permitted by FAS 123, the Company currently accounts for share-based payments to employees using APB 25's intrinsic value method and, as such, generally recognizes no compensation expense for employee stock options. Accordingly, the adoption of FAS 123R's fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of FAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted FAS 123R in prior periods, the impact of that standard would have approximated the impact of FAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to our consolidated financial statements. FAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $5.4 million, $5.7 million and $3.5 million in 2004, 2003 and 2002, respectively.

        In March 2004, the EITF reached a final consensus on EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairments and its Application to Certain Investments" ("EITF 03-1"), which provides guidance on recognizing other-than-temporary impairments on several types of investments including debt securities classified as held-to-maturity and available-for-sale under FAS 115. In September 2004, FASB Staff Position ("FSP") EITF Issue 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" was issued, delaying the effective date for the recognition and measurement guidance of EITF 03-1, as contained in paragraphs 10-20, until certain implementation issues are addressed and a final FSP providing implementation guidance is issued. The disclosure requirements of the consensus remain in effect. The Company will continue to monitor this project and, once the final FSP is issued, will evaluate its potential effects on its results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Information concerning quantitative and qualitative disclosures about market risk appears in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Market Risk."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Assured Guaranty Ltd.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Assured Guaranty Ltd. and its subsidiaries (collectively referred to as "the Company") as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 5 to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002.

PricewaterhouseCoopers LLP
New York, New York
March 9, 2005

Assured Guaranty Ltd.
Consolidated Balance Sheets
(in thousands of U.S. dollars except per share and share amounts)

	As of December 31,
	2004	2003
Assets
Fixed maturity securities, at fair value (amortized cost: $1,873,450 in 2004 and $1,937,743 in 2003)	$1,965,051	$2,052,217
Short-term investments, at cost which approximates fair value	175,837	137,517

Total investments	2,140,888	2,189,734
Cash and cash equivalents	16,978	32,365
Accrued investment income	21,924	23,758
Deferred acquisition costs	186,354	178,673
Prepaid reinsurance premiums	15,204	10,974
Reinsurance recoverable on ceded losses	120,220	122,124
Due from affiliate	—	115,000
Premiums receivable	40,819	63,997
Value of reinsurance business assumed	—	14,226
Goodwill	85,417	87,062
Unrealized gains on derivative financial instruments	43,901	—
Other assets	22,306	19,954

Total assets	$2,694,011	$2,857,867

Liabilities and shareholders' equity
Liabilities
Unearned premium reserves	$521,271	$625,429
Reserves for losses and loss adjustment expenses	226,503	522,593
Profit commissions payable	61,671	71,237
Reinsurance balances payable	25,112	4,908
Deferred income taxes	40,053	55,637
Unrealized losses on derivative financial instruments	—	8,558
Funds held by Company under reinsurance contracts	50,768	9,635
Long-term debt	197,356	75,000
Other liabilities	43,665	47,246

Total liabilities	1,166,399	1,420,243

Commitments and contingencies
Shareholders' equity
Common stock ($0.01 par value, 500,000,000 shares authorized; 75,678,792 shares issued and outstanding in 2004)	757	16,403
Treasury stock held in trust, at cost (436,000 shares outstanding)	(7,850)	—
Additional paid-in capital	894,219	955,490
Unearned stock grant compensation	(6,729)	(5,479)
Retained earnings	568,255	390,025
Accumulated other comprehensive income	78,960	81,185

Total shareholders' equity	1,527,612	1,437,624

Total liabilities and shareholders' equity	$2,694,011	$2,857,867

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Consolidated Statements of Operations and Comprehensive Income
(in thousands of U.S. dollars except per share amounts)

	For the Years Ended December 31,
	2004	2003	2002
Revenues
Gross written premiums	$190,871	$349,236	$417,158
Ceded premiums	(111,301)	142,236	(64,699)

Net written premiums	79,570	491,472	352,459
Decrease (increase) in net unearned premium reserves	108,294	(180,611)	(105,069)

Net earned premiums	187,864	310,861	247,390
Net investment income	94,782	96,274	97,240
Net realized investment gains	11,989	5,483	7,863
Unrealized gains (losses) on derivative financial instruments	52,460	98,449	(54,158)
Other income	820	1,219	3,623

Total revenues	347,915	512,286	301,958

Expenses
Loss and loss adjustment expenses	(31,979)	144,610	120,260
Profit commission expense	15,541	9,835	8,543
Acquisition costs	50,864	64,900	48,400
Other operating expenses	67,789	41,026	31,016
Goodwill impairment	1,645	—	—
Interest expense	10,735	5,738	10,579

Total expenses	114,595	266,109	218,798

Income before provision for income taxes	233,320	246,177	83,160
Provision/(benefit) for income taxes
Current	16,106	18,873	17,858
Deferred	34,426	12,782	(7,267)

Total provision for income taxes	50,532	31,655	10,591

Net income	182,788	214,522	72,569

Other comprehensive income, net of taxes
Unrealized holding (losses) gains on fixed maturity securities arising during the year	(6,760)	(3,922)	50,461
Reclassification adjustment for realized gains included in net income	(7,775)	(3,849)	(4,829)

Change in net unrealized gains on fixed maturity securities	(14,535)	(7,771)	45,632

Comprehensive income	$168,253	$206,751	$118,201

Earnings per share:
Basic	$2.44	$2.86	$0.97
Diluted	$2.44	$2.86	$0.97
Dividends per share	$0.06	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Consolidated Statements of Shareholders' Equity
For the years ended December 31, 2004, 2003 and 2002
(in thousands of U.S. dollars)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Unearned Stock Grant Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance, January 1, 2002	$16,403	$—	$858,348	$(2,390)	$145,934	$43,324	$1,061,619
Net income	—	—	—	—	72,569	—	72,569
Dividends	—	—	—	—	(8,000)	—	(8,000)
Capital contribution	—	—	84,212	—	—	—	84,212
Tax benefit for options exercised	—	—	3,532	—	—	—	3,532
Unrealized gain on fixed maturity securities, net of tax of $20,250	—	—	—	—	—	45,632	45,632
Unearned stock grant compensation, net	—	—	—	(2,328)	—	—	(2,328)

Balance, December 31, 2002	$16,403	$—	$946,092	$(4,718)	$210,503	$88,956	$1,257,236
Net income	—	—	—	—	214,522	—	214,522
Dividends	—	—	—	—	(35,000)	—	(35,000)
Capital contribution	—	—	3,728	—	—	—	3,728
Tax benefit for options exercised	—	—	5,670	—	—	—	5,670
Unrealized loss on fixed maturity securities, net of tax of $(144)	—	—	—	—	—	(7,771)	(7,771)
Unearned stock grant compensation, net	—	—	—	(761)	—	—	(761)

Balance, December 31, 2003	$16,403	$—	$955,490	$(5,479)	$390,025	$81,185	$1,437,624
Net income	—	—	—	—	182,788	—	182,788
Dividends ($0.06 per share)	—	—	—	—	(4,558)	—	(4,558)
Common stock issuance	750	—	—	—	—	—	750
Restricted stock issuance, net	10	—	17,863	—	—	—	17,873
Recapitalization due to IPO	(16,403)	—	16,403	—	—	—	—
Common stock repurchases	(3)	—	(5,983)	—	—	—	(5,986)
Return of capital	—	—	(202,000)	—	—	—	(202,000)
Capital contribution	—	—	78,892	—	—	—	78,892
Tax benefit for options exercised	—	—	5,430	—	—	—	5,430
Tax basis step-up adjustment	—	—	28,124	—	—	—	28,124
Cash flow hedge, net of tax of $6,629	—	—	—	—	—	12,310	12,310
Unrealized loss on fixed maturity securities, net of tax of $(7,134)	—	—	—	—	—	(14,535)	(14,535)
Common stock held in trust	—	(7,850)	—	7,850	—	—	—
Unearned stock grant compensation, net	—	—	—	(9,100)	—	—	(9,100)

Balance, December 31, 2004	$757	$(7,850)	$894,219	$(6,729)	$568,255	$78,960	$1,527,612

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Consolidated Statements of Cash Flows
(in thousands of U.S. dollars)

	For the Years Ended December 31,
	2004	2003	2002
Operating activities
Net income	$182,788	$214,522	$72,569
Adjustments to reconcile net income to net cash flows (used in) provided by operating activities:
Non-cash interest and operating expenses	10,629	8,426	10,239
Net amortization of premium on fixed maturity securities	8,825	9,119	3,728
Goodwill impairment	1,645	—	—
Provision/(benefit) for deferred income taxes	34,426	12,782	(7,267)
Net realized investment gains	(11,989)	(5,483)	(7,863)
Change in unrealized (gains) losses on derivative financial instruments	(52,460)	(98,449)	54,158
Change in deferred acquisition costs	(7,690)	(21,374)	(3,102)
Change in accrued investment income	1,124	(1,728)	(960)
Change in premiums receivable	23,166	(3,538)	(21,099)
Change in due from affiliate	115,000	(115,000)	—
Change in prepaid reinsurance premiums	(4,230)	168,523	(7,981)
Change in unearned premium reserves	(104,064)	12,088	113,050
Change in reserves for losses and loss adjustment expenses, net	(266,863)	40,424	26,573
Change in profit commissions payable	(8,311)	(24,595)	6,868
Change in value of reinsurance business assumed	14,226	6,096	6,097
Change in funds held by Company under reinsurance contracts	41,133	(17,438)	27,073
Other	(21,934)	15,655	5,644

Net cash flows (used in) provided by operating activities	(44,579)	200,030	277,727

Investing activities
Fixed maturity securities:
Purchases	(773,645)	(902,935)	(1,481,744)
Sales	780,310	619,587	965,466
Maturities	15,657	127,532	284,899
(Purchases)/sales of short-term investments, net	(39,840)	6,829	(44,337)
Net proceeds from sale of subsidiary	39,784	—	—
Other	—	3,690	8,712

Net cash flows provided by (used in) investing activities	22,266	(145,297)	(267,004)

Financing activities
Net proceeds from issuance of senior notes	197,300	—	—
Repayment of note payable	(200,000)	—	—
Proceeds from cash flow hedge	19,338	—	—
Repurchases of common stock	(5,986)	—	—
Dividends paid	(4,558)	(35,000)	(8,000)
Capital contributions	—	—	2,000

Net cash flows provided by (used in) financing activities	6,094	(35,000)	(6,000)
Effect of exchange rate changes	832	3,187	537

(Decrease)/increase in cash and cash equivalents	(15,387)	22,920	5,260
Cash and cash equivalents at beginning of year	32,365	9,445	4,185

Cash and cash equivalents at end of year	$16,978	$32,365	$9,445

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

1.    Business and Organization

        On April 28, 2004, subsidiaries of ACE Limited ("ACE"), completed an initial public offering ("IPO") of 49,000,000 of their 75,000,000 common shares, par value $0.01 per share, of Assured Guaranty Ltd. (the "Company"), formerly AGC Holdings Ltd. Assured Guaranty Ltd.'s common shares are traded on the New York Stock Exchange under the symbol "AGO". The IPO raised approximately $840.1 million in net proceeds, all of which went to the selling shareholders. As part of the IPO, Assured Guaranty Ltd. and ACE entered into various agreements which govern various settlement issues. As part of these agreements all pre-IPO intercompany receivables and payables were settled with ACE on June 10, 2004. In connection with the IPO, the following transactions took place:

  •
  On April 15, 2004 Assured Guaranty Re Overseas Ltd. ("AGRO") (an indirect subsidiary of Assured Guaranty Ltd.) sold 100% of the common stock of its subsidiary, ACE Capital Title Reinsurance Company ("ACTR"), to ACE Bermuda Insurance Ltd., a subsidiary of ACE, for $39.8 million. There was no gain or loss associated with the sale.

  •
  On April 28, 2004, AGRO commuted its remaining auto residual value reinsurance business and transferred assets with a market value of $108.3 million to a subsidiary of ACE. This transaction caused a $(6.5) million underwriting loss, offset by a $6.8 million realized gain from the asset transfer.

        Assured Guaranty Ltd. is a Bermuda-based holding company which provides, through its operating subsidiaries, credit enhancement products to the public finance, structured finance and mortgage markets. Credit enhancement products are financial guarantees or other types of support, including credit derivatives, that improve the credit of underlying debt obligations. Assured Guaranty Ltd. applies its credit expertise, risk management skills and capital markets experience to develop insurance, reinsurance and derivative products that meet the credit enhancement needs of its customers. Under a reinsurance agreement, the reinsurer, in consideration of a premium paid to it, agrees to indemnify another insurer, called the ceding company, for part or all of the liability of the ceding company under one or more insurance policies that the ceding company has issued. A derivative is a financial instrument whose characteristics and value depend upon the characteristics and value of an underlying security. Assured Guaranty Ltd. markets its products directly to and through financial institutions, serving the U.S. and international markets. Assured Guaranty Ltd.'s financial results include four principal business segments: financial guaranty direct, financial guaranty reinsurance, mortgage guaranty and other. These segments are further discussed in Note 22.

        Financial guaranty insurance provides an unconditional and irrevocable guaranty that protects the holder of a financial obligation against non-payment of principal and interest when due. Financial guaranty insurance may be issued to the holders of the insured obligations at the time of issuance of those obligations, or may be issued in the secondary market to holders of public bonds and structured securities. A loss event occurs upon existing or anticipated credit deterioration, while a payment under a policy occurs when the insured obligation defaults. This requires the Company to pay the required principal and interest when due in accordance with the underlying contract. The principal types of obligations covered by our financial guaranty direct and financial guaranty assumed reinsurance businesses are structured finance obligations and public finance obligations. Because both businesses involve similar risks, we analyze and monitor our financial guaranty direct portfolio and financial guaranty assumed reinsurance portfolio on a combined basis.

        Mortgage guaranty insurance is a specialized class of credit insurance that provides protection to mortgage lending institutions against the default of borrowers on mortgage loans that, at the time of the advance, had a loan to value in excess of a specified ratio. Reinsurance in the mortgage guaranty insurance industry is used to increase the insurance capacity of the ceding company, to assist the ceding company in meeting applicable regulatory and rating agency requirements, to augment the financial strength of the ceding company, and to manage the ceding company's risk profile. The Company provides mortgage guaranty protection on an excess of loss basis.

        The Company has participated in several lines of business that are reflected in its historical financial statements but that the Company has exited or is exiting, including equity layer credit protection, trade credit reinsurance, title reinsurance, life, accident and health and auto residual value reinsurance. These lines of business make up the Company's other segment.

2.    Significant Accounting Policies

  Basis of Presentation

        The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Amounts presented prior to April 28, 2004, the IPO date, were prepared on an historical combined basis, since Assured Guaranty Ltd. and its subsidiaries were included in the results of ACE. However, since the entities are the same for all periods presented, the financial statements have been prepared and reported on a consolidated basis. This presentation has no impact on the Company's results of operations or financial condition. Certain expenses reflected in the combined financial statements include allocations of corporate expenses incurred by ACE, related to general and administrative services provided to the Company, including tax consulting and preparation services, internal audit services and liquidity facility costs. These expenses were allocated based on estimates of the cost incurred by ACE to provide these services to the Company and are mainly reflected in 2003 and 2002 amounts. All intercompany accounts and transactions have been eliminated. Certain items in the prior year financial statements have been reclassified to conform with the current year presentation.

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

  Premium Revenue Recognition

        Premiums are received either upfront or in installments. Upfront premiums are earned in proportion to the expiration of the amount at risk. Each installment premium is earned ratably over its installment period, generally one year or less. For insured bonds for which the par value outstanding is declining during the insurance period, upfront premium earnings are greater in the earlier periods thus matching revenue recognition with the underlying risk. The premiums are allocated in accordance with the principal amortization schedule of the related bond issue and are earned ratably over the amortization period. When an insured issue is retired early, is called by the issuer, or is in substance paid in advance through a refunding accomplished by placing U.S. Government securities in escrow, the remaining unearned premium reserves are earned at that time. Unearned premium reserves represent the portion of premiums written that is applicable to the unexpired amount at risk of insured bonds.

        Due to the customary lag (ranging from 30 to 90 days) in reporting premium data by some of the ceding companies, the Company must estimate the ultimate written and earned premiums to be received from a ceding company as of each balance sheet date for the reinsurance business. Actual written premiums reported in the consolidated statements of operations and comprehensive income are based upon reports received by ceding companies supplemented by the Company's own estimates of premium for which ceding company reports have not yet been received. Differences between such estimates and actual amounts are recorded in the period in which the actual amounts are determined.

  Investments

        The Company accounts for its investments in fixed maturity securities in accordance with the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("FAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"). Management determines the appropriate classification of securities at the time of purchase. As of December 31, 2004 and 2003, all investments in fixed maturity securities were designated as available-for-sale and are carried at fair value with a corresponding adjustment to accumulated other comprehensive income. The fair values of all the Company's investments are calculated from independent market quotations.

        The amortized cost of fixed maturity securities is adjusted for amortization of premiums and accretion of discounts computed using the effective interest method. That amortization or accretion is included in net investment income. For mortgage-backed securities, and any other holdings for which there is prepayment risk, prepayment assumptions are evaluated and revised as necessary. Any necessary adjustments required due to the resulting change in effective yields and maturities are recognized in current income.

        Realized gains and losses on sales of investments are determined using the specific identification method. Unrealized gains and losses on investments, net of applicable deferred income taxes, are included in accumulated other comprehensive income in shareholders' equity. The Company has a formal review process for all securities in its investment portfolio, including a review for impairment losses. Factors considered when assessing impairment include:

  •
  a decline in the market value of a security by 20% or more below amortized cost for a continuous period of at least six months;

  •
  a decline in the market value of a security for a continuous period of 12 months;

  •
  recent credit downgrades of the applicable security or the issuer by rating agencies;

  •
  the financial condition of the applicable issuer;

  •
  whether scheduled interest payments are past due; and

  •
  whether the Company has the ability and intent to hold the security for a sufficient period of time to allow for anticipated recoveries in fair value.

        If the Company believes a decline in the value of a particular investment is temporary, the decline is recorded as an unrealized loss on the balance sheet in "accumulated other comprehensive income" in shareholders' equity. If the Company believe the decline is "other than temporary," the Company will write down the carrying value of the investment and record a realized loss in its consolidated statements of operations and comprehensive income. The Company's assessment of a decline in value includes management's current assessment of the factors noted above. If that assessment changes in the future, the Company may ultimately record a loss after having originally concluded that the decline in value was temporary.

        Short-term investments are recorded at cost, which approximates fair value. Short-term investments are those with original maturities of greater than three months but less than one year from date of purchase.

  Cash and Cash Equivalents

        The Company classifies demand deposits as cash. Cash equivalents are short-term, highly liquid investments with original maturities of three months or less.

  Deferred Acquisition Costs

        Acquisition costs incurred, that vary with and are directly related to the production of new business, are deferred. These costs include direct and indirect expenses such as commissions, brokerage expenses and costs of underwriting and marketing personnel. The Company's management uses judgment in determining what types of costs should be deferred, as well as what percentage of these costs should be deferred. The Company periodically conducts a study to determine which operating costs vary with, and are directly related to, the acquisition of new business and qualify for deferral. Acquisition costs other than those associated with the credit derivative products are deferred and amortized in relation to earned premiums. Ceding commissions received on premiums ceded to other reinsurers reduce acquisition costs. Anticipated losses, loss adjustment expenses and the remaining costs of servicing the insured or reinsured business are considered in determining the recoverability of acquisition costs. Acquisition costs associated with credit derivative products are expensed as incurred. When an insured issue is retired early, as discussed in the Premium Revenue Recognition section of the Significant Accounting Policies, the related deferred acquisition cost is expensed at that time.

  Reserves for Losses and Loss Adjustment Expenses

        Reserves for losses and loss adjustment expenses for non-derivative transactions in our financial guaranty direct, financial guaranty assumed reinsurance and mortgage guaranty business include case reserves and portfolio reserves. See Note 4. Derivatives, for more information on our derivative transactions. Case reserves are established when there is significant credit deterioration on specific insured obligations and the obligations are in default or default is probable, not necessarily upon non-payment of principal or interest by an insured. Case reserves represent the present value of expected future loss payments and loss adjustment expenses ("LAE"), net of estimated recoveries, but before considering ceded reinsurance. This reserving method is different from case reserves established by traditional property and casualty insurance companies, which establish case reserves upon notification of a claim and establish incurred but not reported ("IBNR") reserves for the difference between actuarially estimated ultimate losses and recorded case reserves. Financial guaranty insurance and assumed reinsurance case reserves and related salvage and subrogation, if any, are discounted at 6%, which is the approximate taxable equivalent yield on our investment portfolio in all periods presented.

        We record portfolio reserves in our financial guaranty direct, financial guaranty assumed reinsurance and mortgage guaranty business. Portfolio reserves are established with respect to the portion of our business for which case reserves have not been established. Portfolio reserves are not established for quota share mortgage insurance contract types, all of which are in run-off, rather IBNR reserves have been established for these contracts.

        Portfolio reserves are not established based on a specific event, rather they are calculated by aggregating the portfolio reserve calculated for each individual transaction. Individual transaction reserves are calculated on a quarterly basis by multiplying the par in-force by the product of the ultimate loss and earning factors without regard to discounting. The ultimate loss factor is defined as the frequency of loss multiplied by the severity of loss, where the frequency is defined as the probability of default for each individual issue. The earning factor is inception to date earned premium divided by the estimated ultimate written premium for each transaction. The probability of default is estimated from historical rating agency data and is based on the transaction's credit rating, industry sector and time until maturity. The severity is defined as the complement of historical recovery/salvage rates gathered by the rating agencies of defaulting issues and is based on the industry sector.

        Portfolio reserves are recorded gross of reinsurance. To date our reinsurance programs have been made up of excess of loss contracts. We have not ceded any amounts under these contracts, as our recorded portfolio reserves have not exceeded our contractual retentions.

        The Company records an incurred loss that is reflected in the statement of operations upon the establishment of portfolio reserves. When we initially record a case reserve, we reclassify the corresponding portfolio reserve already recorded for that credit within the balance sheet. The difference between the initially recorded case reserve and the reclassified portfolio reserve is recorded as a charge in our statement of operations. It would be a remote occurrence when the case reserve is not greater than the reclassified portfolio reserve. Any subsequent change in portfolio reserves or the initial case reserves are recorded quarterly as a charge or credit in our statement of operations in the period such estimates change. Due to the inherent uncertainties of estimating loss and LAE reserves, actual experience may differ from the estimates reflected in our consolidated financial statements, and the differences may be material.

        We also record IBNR reserves for our mortgage guaranty and other segments. IBNR is an estimate of losses for which the insured event has occurred but the claim has not yet been reported to us. In establishing IBNR, we use traditional actuarial methods to estimate the reporting lag of such claims based on historical experience, claim reviews and information reported by ceding companies. We record IBNR for mortgage guaranty reinsurance on two specific quota-share contracts that are in run-off within our mortgage guaranty segment. We also record IBNR for title reinsurance, auto residual value reinsurance and trade credit reinsurance within our other segment. The other segment represents lines of business we have exited or sold prior to the IPO.

        For all other mortgage guaranty transactions we record portfolio reserves in a manner consistent with our financial guaranty business. While other mortgage guaranty insurance companies do not record portfolio reserves, rather just case and IBNR reserves, we record portfolio reserves because we write business on an excess of loss basis, while other industry participants write quota share or first layer loss business. We manage and underwrite this business in the same manner as our financial guaranty insurance and reinsurance business because they have similar characteristics as insured obligations of mortgage-backed securities.

        FAS No. 60, "Accounting and Reporting by Insurance Enterprises" ("FAS 60") is the authoritative guidance for an insurance enterprise. FAS 60 prescribes differing reserving methodologies depending on whether a contract fits within its definition of a short-duration contract or a long-duration contract. Financial guaranty contracts have elements of long-duration insurance contracts in that they are irrevocable and extend over a period that may exceed 30 years or more, but for regulatory purposes are reported as property and liability insurance, which are normally considered short-duration contracts. The short-duration and long-duration classifications have different methods of accounting for premium revenue and contract liability recognition. Additionally, the accounting for deferred acquisition costs ("DAC") could be different under the two methods.

        We believe the guidance of FAS 60 does not expressly address the distinctive characteristics of financial guaranty insurance, so we also apply the analogous guidance of Emerging Issues Task Force ("EITF") Issue No. 85-20, "Recognition of Fees for Guaranteeing a Loan" ("EITF 85-20"), which provides guidance relating to the recognition of fees for guaranteeing a loan, which has similarities to financial guaranty insurance contracts. Under the guidance in EITF 85-20, the guarantor should assess the probability of loss on an ongoing basis to determine if a liability should be recognized under FAS No. 5, "Accounting for Contingencies" ("FAS 5"). FAS 5 requires that a loss be recognized where it is probable that one or more future events will occur confirming that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated.

        The Company is aware that there are certain differences regarding the measurement of portfolio loss liabilities among companies in the financial guaranty industry. The Company is not aware of specific methodologies applied by other companies in the financial guaranty industry regarding the establishment of such liabilities. In January and February 2005, the Securities and Exchange Commission ("SEC") staff has had discussions concerning these differences with a number of industry participants. Based on these discussions we understand the FASB staff is considering whether additional guidance is necessary regarding financial guaranty contracts. When and if the FASB staff reaches a conclusion on this issue, the Company and the rest of the financial guaranty industry may be required to change some aspects of their loss reserving policies, but the Company cannot currently assess how the FASB's or SEC staff's ultimate resolution of this issue will impact our reserving policy or other balances, i.e., premiums and DAC. Until the issue is resolved, the Company intends to continue to apply its existing policy with respect to the establishment of both case and portfolio reserves.

  Profit Commissions

        Under the terms of certain of the Company's reinsurance contracts, the Company is obligated to pay the ceding company at predetermined future dates a contingent commission based upon a specified percentage of the net underwriting profits. The Company's liability for the present value of expected future payments, using a 6% discount rate, is shown on the balance sheet under the caption, "Profit commissions payable". The unamortized discount on this liability was $2.4 million and $4.7 million as of December 31, 2004 and 2003, respectively.

  Reinsurance

        In the ordinary course of business, the Company's insurance subsidiaries assume and retrocede business with other insurance and reinsurance companies. These agreements provide greater diversification of business and may minimize the net potential loss from large risks. Retrocessional contracts do not relieve the Company of its obligation to the reinsured. Reinsurance recoverable on ceded losses includes balances due from reinsurance companies for paid and unpaid losses and LAE that will be recovered from reinsurers, based on contracts in force, and is presented net of any provision for estimated uncollectible reinsurance. Any change in the provision for uncollectible reinsurance is included in loss and loss adjustment expenses. Prepaid reinsurance premiums represent the portion of premiums ceded to reinsurers relating to the unexpired terms of the reinsurance contracts in force.

        Certain of the Company's assumed and ceded reinsurance contracts are funds held arrangements. In a funds held arrangement, the ceding company retains the premiums instead of paying them to the reinsurer and losses are offset against these funds in an experience account. Because the reinsurer is not in receipt of the funds, the reinsurer earns interest on the experience account balance at a predetermined credited rate of interest. The Company generally earns interest at fixed rates of between 4% and 6% on its assumed funds held arrangements and generally pays interest at fixed rates of between 4% and 6% on its ceded funds held arrangements. The interest earned or credited on funds held arrangements is included in net investment income. In addition, interest on funds held arrangements will continue to be earned or credited until the experience account is fully depleted, which can extend many years beyond the expiration of the coverage period.

  Value of Reinsurance Business Assumed

        The value of reinsurance business assumed and recorded at the inception of a retrocessional reinsurance contract represents the difference between the estimated ultimate amount of the liabilities assumed under retroactive reinsurance contracts and the consideration received under the contract. The value of reinsurance business assumed was amortized to losses and LAE based on the payment pattern of the losses assumed. The Company no longer carries this asset as it was included in an auto residual value reinsurance commutation contract with a subsidiary of ACE.

  Goodwill

        Prior to January 1, 2002, goodwill was amortized over twenty-five years on a straight-line basis. Beginning January 1, 2002, goodwill is no longer amortized, but rather is evaluated for impairment at least annually in accordance with FAS No. 142, "Goodwill and Other Intangible Assets". In the year ended December 31, 2004 the Company recognized a goodwill impairment of $1.6 million for the trade credit business which the Company exited as part of its IPO strategy. No such impairment was recognized in the years ended December 31, 2003 or 2002. See Note 5. Goodwill, for more information.

  Income Taxes

        Certain of the Company's subsidiaries are subject to U.S. income tax. In accordance with FAS No. 109, "Accounting for Income Taxes", deferred income taxes are provided for with respect to the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities, using enacted rates in effect for the year in which the differences are expected to reverse. Such temporary differences relate principally to deferred acquisition costs, reserves for losses and LAE, unearned premium reserves, unrealized gains and losses on investments, unrealized gains and losses on derivative financial instruments and statutory contingency reserves. A valuation allowance is recorded to reduce the deferred tax asset to that amount that is more likely than not to be realized.

  Earnings Per Share

        Basic earnings per share is calculated using the weighted-average number of common shares outstanding during the year. For 2004 this is calculated using the shares issued upon the formation of the Company, adjusted for shares issued or reacquired during the year. For 2003 and 2002 the basic shares outstanding were assumed to be the commons shares outstanding immediately prior to the IPO. All potentially dilutive securities, including unvested restricted stock and stock options are excluded from the basic earnings per share calculation. In calculating diluted earnings per share, the shares issued are increased to include all potentially dilutive securities. Basic and diluted earnings per share are calculated by dividing net income by the applicable number of shares as described above. See Note 20, Earnings Per Share, for more information.

  Stock-Based Compensation

        The Company accounts for stock-based compensation plans in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. No compensation expense for options is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. Pro forma information regarding net income and earnings per share is required by FAS No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). In December 2002, the FASB issued FAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("FAS 148"). FAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosure in both annual and interim financial statements regarding the method of accounting for stock-based compensation and the effect of the method used on reported results.

        For restricted stock awards, the Company records the market value of the shares awarded at the time of the grant as unearned stock grant compensation and includes it as a separate component of shareholders' equity. The unearned stock grant compensation is amortized into income ratably over the vesting period.

        The following table outlines the Company's net income, basic and diluted earnings per share for the year ended December 31, 2004, had the compensation expense been determined in accordance with the fair value method recommended in FAS 123.

(in thousands of U.S. dollars, except per share amounts)	2004
Net income as reported	$182,788
Add: Stock-based compensation expense due to accelerated vesting of ACE awards included in reported net income, net of income tax	9,652
Add: Stock-based compensation expense included in reported net income, net of income tax	3,310
Deduct: Compensation expense, net of income tax	(15,184)

Pro forma net income	$180,566

Basic Earnings Per Share:
As reported	$2.44
Pro forma	$2.41
Diluted Earnings Per Share:
As reported	$2.44
Pro forma	$2.41

        Since the Company was a subsidiary of ACE during 2003 and 2002, management has determined that disclosing amounts related to these periods would not be meaningful, as the compensation expense determined under FAS 123 would be based on ACE's ordinary share price. The amount of stock-based compensation expense included in reported net income, net of income tax, was $2.0 million and $1.2 million for the years ended December 31, 2003 and 2002, respectively.

        The fair value of options issued is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants in 2004: dividend yield of 0.7%, expected volatility of 17.03%, risk free interest rate of 4.4% and an expected life of five years.

3.    Recent Accounting Pronouncements

        In December 2004, the FASB issued FAS No. 123 (revised 2004), "Share-Based Payment" ("FAS 123R"). FAS 123R replaces FAS No.123, "Accounting for Stock-Based Compensation" and supersedes APB 25. As permitted by FAS 123, the Company currently accounts for share-based payments to employees using APB 25's intrinsic value method and, as such, generally recognizes no compensation expense for employee stock options. Accordingly, the adoption of FAS 123R's fair value method will have a significant impact on the Company's results of operations, although it will have no impact on its overall financial position. The impact of adoption of FAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted FAS 123R in prior periods, the impact of that standard would have approximated the impact of FAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to the Company's consolidated financial statements. FAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $5.4 million, $5.7 million, and $3.5 million in 2004, 2003 and 2002, respectively.

        In March 2004, the EITF reached a final consensus on EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairments and its Application to Certain Investments" ("EITF 03-1"), which provides guidance on recognizing other-than-temporary impairments on several types of investments including debt securities classified as held-to-maturity and available-for-sale under FAS 115. In September 2004, FASB Staff Position ("FSP") EITF Issue 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" was issued, delaying the effective date for the recognition and measurement guidance of EITF 03-1, as contained in paragraphs 10-20, until certain implementation issues are addressed and a final FSP providing implementation guidance is issued. The disclosure requirements of the consensus remain in effect. The Company will continue to monitor this project and, once the final FSP is issued, will evaluate its potential effects on its results of operations.

4.    Derivatives

        The Company adopted FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") as of January 1, 2001. FAS 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheets and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value, cash flow or foreign currency hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company had no derivatives that were designated as hedges, except as described in Note 17, during 2004, 2003 and 2002.

        Certain products (principally credit protection oriented) issued by the Company have been deemed to meet the definition of a derivative under FAS 133. These products consist primarily of credit derivatives. In addition, the Company issued a few index-based derivative financial instruments prior to 2004. The Company uses derivative instruments primarily to offer credit protection to others. Effective January 1, 2001, the Company records these transactions at fair value. Where available, the Company uses quoted market prices to fair value these insured credit derivatives. If quoted prices are not available, particularly for senior layer collateralized debt obligations ("CDO") and equity layer credit protection, the fair value is estimated using valuation models for each type of credit protection. These models may be developed by third parties, such as rating agency models, or may be developed internally, depending on the circumstances. These models and the related assumptions are continually reevaluated by management and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely market information. The fair value of derivative financial instruments reflects the estimated cost to the Company to purchase protection on its outstanding exposures and is not an estimate of expected losses incurred. Due to the inherent uncertainties of the assumptions used in the valuation models to determine the fair value of these derivative products, actual experience may differ from the estimates reflected in the Company's consolidated financial statements, and the differences may be material.

        The Company records premiums received from the issuance of derivative instruments in gross written premiums and establishes unearned premium reserves and loss reserves. These loss reserves represent the Company's best estimate of the probable losses expected under these contracts and are calculated in the same manner as our financial guaranty business. See Note 2., Significant Accounting Policies, Reserves for Losses and Loss Adjustment Expenses, for more information. Unrealized gains and losses on derivative financial instruments are computed as the difference between fair value and the total of the unearned premium reserves, losses and LAE reserve, premiums receivable, prepaid reinsurance premiums and reinsurance recoverable on ceded losses. Changes in unrealized gains and losses on derivative financial instruments are reflected in the consolidated statements of operations and comprehensive income. Cumulative unrealized gains and losses are reflected as assets and liabilities, respectively, in the Company's balance sheets. Unrealized gains and losses resulting from changes in the fair value of derivatives occur because of changes in interest rates, credit spreads, recovery rates, the credit ratings of the referenced entities and other market factors. In the event that the Company terminates a derivative contact prior to maturity as a result of a decision to exit a line of business or for risk management purposes, the unrealized gain or loss will be realized through premiums earned and losses incurred.

        The Company recorded a pretax net unrealized gain on derivative financial instruments of $52.5 million for the year ended December 31, 2004, a pretax net unrealized gain on derivative financial instruments of $98.4 million for the year ended December 31, 2003, and a pretax net unrealized loss on derivative financial instruments of $54.2 for the year ended December 31, 2002.

        The following table summarizes activities related to derivative financial instruments (in thousands of U.S. dollars):

	2004	2003	2002
Balance sheets as of December 31,
Assets:
Premiums receivable	$16,455	$34,885	$28,746
Prepaid reinsurance premiums	3,427	2,399	2,952
Reinsurance recoverable on ceded losses	—	16,937	10,000
Unrealized gains on derivative financial instruments	43,901	—	—

Liabilities:
Unearned premium reserves	14,050	138,531	179,839
Reserves for losses and LAE	19,005	103,922	118,677
Unrealized losses on derivative financial instruments	—	8,558	107,007

Net asset (liability)—fair value of derivative financial instruments	$30,728	$(196,790)	$(363,825)

Statements of operations for the years ended December 31,
Net written premiums	$(35,066)	$89,759	$249,335

Net earned premiums	89,189	130,514	128,103
Loss and loss adjustment expenses incurred	(16,213)	(60,075)	(107,111)
Unrealized gains (losses) on derivative financial instruments	52,460	98,449	(54,158)

Total impact of derivative financial instruments	$125,436	$168,888	$(33,166)

5.    Goodwill

        Goodwill of $94.6 million arose from ACE's acquisition of Capital Re Corporation as of December 31, 1999 and was being amortized over a period of twenty-five years. On January 1, 2002, the Company ceased amortizing goodwill as part of its adoption of FAS 142 and now evaluates it for impairment at least annually in accordance with FAS 142.

        The following table details goodwill by segment as of December 31, 2004 and 2003:

	As of December 31,
	2004	2003
	(in thousands of U.S. dollars)
Financial guaranty direct	$14,748	$14,748
Financial guaranty reinsurance	70,669	70,669
Mortgage guaranty	—	—
Other	—	1,645

Total	$85,417	$87,062

        In the year ended December 31, 2004 the Company recognized a goodwill impairment of $1.6 million for its trade credit business which the Company exited as part of its IPO strategy. No such impairment was recognized in the years ended December 31, 2003 and 2002.

6.    Statutory Accounting Practices

        These consolidated financial statements are prepared on a GAAP basis, which differs in certain respects from accounting practices prescribed or permitted by the insurance regulatory authorities, including the Maryland Insurance Administration, the New York State Insurance Department as well as the statutory requirements of the Minister of Finance of Bermuda.

        The Company's U.S. domiciled insurance companies prepare statutory financial statements in accordance with accounting practices prescribed or permitted by the National Association of Insurance Commissioners ("NAIC") and their respective Insurance Departments. Prescribed statutory accounting practices are set forth in the NAIC Accounting Practices and Procedures Manual. The combined capital and statutory surplus of the Company's U.S. domiciled insurance companies was $265.8 million (unaudited) and $307.9 million as of December 31, 2004 and 2003, respectively. The statutory combined net income of the Company's U.S. domiciled insurance companies was $107.5 million (unaudited), $70.2 million and $50.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.

        Assured Guaranty Re International Ltd. ("AGRI") prepares its statutory financial statements in conformity with the accounting principles set forth in Bermuda in The Insurance Act 1978, amendments thereto and Related Regulations. The statutory capital and surplus of AGRI was $635.2 million (unaudited) and $603.4 million as of December 31, 2004 and 2003, respectively. The statutory net income of AGRI was $73.1 million (unaudited), $91.3 million and $34.7 million for the years ended December 31, 2004, 2003 and 2002, respectively.

        There are no permitted accounting practices on a statutory basis.

7.    Insurance in Force

        As of December 31, 2004 and 2003, net financial guaranty par in force, including insured CDS, was approximately $95.6 billion and $87.5 billion, respectively. The portfolio was broadly diversified by payment source, geographic location and maturity schedule, with no single risk representing more than 1.6% of the total net par in force. The composition of net par in force by bond type was as follows:

	As of December 31,
	2004	2003
	(in billions of U.S. dollars)
Public Finance:
General obligation	$12.7	$11.8
Municipal utilities	10.9	11.1
Tax-backed	10.4	9.3
Transportation	6.9	7.0
Healthcare	6.6	5.7
Investor-owned utilities	2.2	1.8
Structured municipal	1.4	3.4
Housing	1.3	1.1
Higher education	1.0	1.0
Other public finance	1.1	0.4

Total public finance	54.5	52.6

Structured Finance:
Collateralized debt obligations	17.3	16.1
Mortgage-backed and home equity	11.9	5.4
Commercial receivables	4.8	4.7
Consumer receivables	3.5	4.0
Single name corporate CDS	1.6	2.3
Other structured finance	2.0	2.4

Total structured finance	41.1	34.9

Total exposures	$95.6	$87.5

        Maturities for public finance obligations range from 1 to 40 years, with the typical life in the 12 to 15 year range. Structured finance transactions have legal maturities that range from 1 to 30 years with a typical life of 5 to 7 years. Maturities on single name corporate CDSs range from 1 to 7 years with an average remaining maturity of 1.1 years as of December 31, 2004. CDS transactions are included in all structured finance categories and tax-backed and investor-owned utilities categories in public finance.

        The portfolio contained exposures in each of the 50 states and abroad. The distribution of net financial guaranty par outstanding by geographic location is set forth in the following table:

	As of December 31, 2004		As of December 31, 2003
	Net par outstanding	% of Net par outstanding	Net par outstanding	% of Net par outstanding
	(in billions of U.S. dollars)
Domestic:
California	$7.5	7.8%	$7.2	8.3%
New York	5.5	5.7%	5.6	6.4%
Texas	3.2	3.3%	3.3	3.8%
Illinois	2.9	3.0%	2.8	3.2%
Florida	2.8	2.9%	2.8	3.2%
New Jersey	2.4	2.6%	2.2	2.5%
Pennsylvania	2.1	2.2%	2.2	2.5%
Massachusetts	1.8	1.9%	1.9	2.1%
Puerto Rico	1.8	1.9%	1.8	2.0%
Washington	1.7	1.8%	1.5	1.7%
Other states	18.6	19.5%	19.0	21.8%
Mortgage and structured (multiple states)	35.1	36.7%	28.5	32.6%

Total domestic exposures	85.4	89.3%	78.8	90.1%

International:
United Kingdom	5.3	5.5%	3.9	4.5%
Germany	1.1	1.1%	1.0	1.2%
Australia	0.5	0.6%	0.4	0.4%
Brazil	0.4	0.4%	0.3	0.3%
Italy	0.3	0.3%	0.4	0.4%
Other	2.6	2.8%	2.7	3.1%

Total international exposures	10.2	10.7%	8.7	9.9%

Total exposures	$95.6	100.0%	$87.5	100.0%

        The following table sets forth the net financial guaranty par outstanding by underwriting rating:

	As of December 31, 2004		As of December 31, 2003
Ratings(1)	Net par outstanding	% of Net par outstanding	Net par outstanding	% of Net par outstanding
	(in billions of U.S. dollars)
AAA	$29.7	31.1%	$26.4	30.1%
AA	19.9	20.8%	17.6	20.1%
A	31.4	32.8%	30.0	34.3%
BBB	13.1	13.7%	12.0	13.8%
Below investment grade	1.5	1.6%	1.5	1.7%

Total exposures	$95.6	100.0%	$87.5	100.0%

(1)
These ratings represent the Company's internal assessment of the underlying credit quality of the insured obligations. The Company's scale is comparable to the nationally recognized rating agencies.

        As part of its financial guaranty business, the Company enters into CDS transactions whereby one party pays a periodic fee in fixed basis points on a notional amount in return for a contingent payment by the other party in the event one or more defined credit events occurs with respect to one or more third party reference securities or loans. A credit event may be a nonpayment event such as a failure to pay, bankruptcy, or restructuring, as negotiated by the parties to the CDS transaction. The total notional amount of insured CDS exposure outstanding as of December 31, 2004 and 2003 and included in the Company's financial guaranty exposure was $23.2 billion and $23.4 billion, respectively.

        As of December 31, 2004 and 2003, the Company's net mortgage guaranty insurance in force (representing the current principal balance of all mortgage loans currently reinsured) was approximately $3.6 billion and $3.8 billion, respectively, and net risk in force was approximately $2.3 billion and $2.2 billion, respectively. These amounts are not included in the above table.

8.    Premiums Earned from Refunded and Called Bonds

        Premiums earned include $17.4 million, $19.2 million and $14.0 million for 2004, 2003 and 2002, respectively, related to refunded and called bonds.

9.    Investments

        The following table summarizes the Company's aggregate investment portfolio as of December 31, 2004:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands of U.S. dollars)
Fixed maturity securities
U.S. government and agencies	$258,699	$11,680	$(327)	$270,052
Obligations of state and political subdivisions	809,320	59,514	(716)	868,118
Corporate securities	160,577	10,513	(806)	170,284
Mortgage-backed securities	550,155	12,474	(2,168)	560,461
Asset-backed securities	76,213	1,231	(84)	77,360
Foreign government securities	18,486	318	(28)	18,776

Total fixed maturity securities	1,873,450	95,730	(4,129)	1,965,051
Short-term investments	175,837	—	—	175,837

Total investments	$2,049,287	$95,730	$(4,129)	$2,140,888

        The following table summarizes the Company's aggregate investment portfolio as of December 31, 2003:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands of U.S. dollars)
Fixed maturity securities
U.S. government and agencies	$255,173	$16,297	$(400)	$271,070
Obligations of state and political subdivisions	788,436	65,364	(1,014)	852,786
Corporate securities	268,118	21,548	(1,075)	288,591
Mortgage-backed securities	538,856	13,193	(2,144)	549,905
Asset-backed securities	75,776	2,265	(94)	77,947
Foreign government securities	11,384	540	(6)	11,918

Total fixed maturity securities	1,937,743	119,207	(4,733)	2,052,217
Short-term investments	137,517	—	—	137,517

Total investments	$2,075,260	$119,207	$(4,733)	$2,189,734

        Approximately 26% and 25% of the Company's total investment portfolio as of December 31, 2004 and 2003, respectively, was composed of mortgage-backed securities ("MBS"), including collateralized mortgage obligations and commercial mortgage-backed securities. As of December 31, 2004 and 2003, the weighted average credit quality of the Company's entire investment portfolio was AA+.

        The amortized cost and estimated fair value of available-for-sale fixed maturity securities as of December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands of U.S. dollars)
Due within one year	$14,917	$15,023
Due after one year through five years	169,974	174,334
Due after five years through ten years	324,898	345,113
Due after ten years	813,506	870,120
Mortgage-backed securities	550,155	560,461

Total	$1,873,450	$1,965,051

        Proceeds from the sale of available-for-sale fixed maturity securities were $780.3 million, $619.6 million and $965.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.

        Net realized investment gains consisted of the following:

	For the Years Ended December 31,
	2004	2003	2002
	(in thousands of U.S. dollars)
Gains	$14,296	$6,499	$16,824
Losses	(2,307)	(964)	(3,151)
Other than temporary impairments	—	(52)	(5,810)

Net realized investment gains	$11,989	$5,483	$7,863

        During 2002, the Company determined that the decline in value related to WorldCom bonds held in its investment portfolio was "other than temporary." Accordingly, the Company recorded a write-down of the carrying value of these bonds in the amount of $5.8 million. During 2002, the Company sold all of its investments in WorldCom.

        The change in net unrealized gains of available-for-sale fixed maturity securities consists of:

	For the Years Ended December 31,
	2004	2003	2002
	(in thousands of U.S. dollars)
Fixed maturity securities	$(22,262)	$(7,971)	$66,015
Foreign exchange translation	593	56	(133)
Deferred income tax (benefit)/provision	(7,134)	(144)	20,250

Change in net unrealized gains on fixed maturity securities	$(14,535)	$(7,771)	$45,632

        The following table summarizes, for all securities in an unrealized loss position as of December 31, 2004, the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.

	As of December 31, 2004
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in millions of U.S. dollars)
U.S. government and agencies	$55.3	$(0.3)	$—	$—	$55.3	$(0.3)
Obligations of state and political subdivisions	52.4	(0.3)	19.2	(0.4)	71.6	(0.7)
Corporate securities	24.8	(0.3)	8.3	(0.5)	33.1	(0.8)
Mortgage backed securities	175.2	(1.6)	29.8	(0.6)	205.0	(2.2)
Asset-backed securities	16.0	(0.1)	—	—	16.0	(0.1)
Foreign government securities	2.6	—	—	—	2.6	—

Total	$326.3	$(2.6)	$57.3	$(1.5)	$383.6	$(4.1)

        Included above are 123 fixed maturity securities. The Company has considered factors such as sector credit ratings and industry analyst reports in evaluating the above securities for impairment and has concluded that these securities are not other than temporarily impaired as of December 31, 2004.

        Net investment income is derived from the following sources:

	For the Years Ended December 31,
	2004	2003	2002
	(in thousands of U.S. dollars)
Income from fixed maturity securities	$94,246	$96,541	$94,776
Income from short-term investments	2,676	2,383	3,744

Total gross investment income	96,922	98,924	98,520
Less: investment expenses	(2,140)	(2,650)	(1,280)

Net investment income	$94,782	$96,274	$97,240

        Under agreements with its cedants and in accordance with statutory requirements, the Company maintained fixed maturity securities in trust accounts of $304.4 million and $370.0 million as of December 31, 2004 and 2003, respectively, for the benefit of reinsured companies and for the protection of policyholders, generally in states in which the Company or its subsidiaries, as applicable, are not licensed or accredited.

        As part of its insured CDS business, the Company is party to certain contractual agreements that require collateral to be posted for the benefit of either party depending on ratings of the parties to the agreement and changes in fair value relative to applicable specified thresholds of the insured swap transactions. As of December 31, 2004 and 2003, the Company posted collateral of $1.9 million and $154.8 million, respectively, for the benefit of CDS customers.

        The Company is not exposed to significant concentrations of credit risk within its investment portfolio.

        No material investments of the Company were non-income producing for the years ended December 31, 2004, 2003 and 2002.

10.    Reserves for Losses and Loss Adjustment Expenses

        The following table provides a reconciliation of the beginning and ending balances of the reserve for losses and LAE:

	For the Years Ended December 31,
	2004	2003	2002
	(in thousands of U.S. dollars)
Balance as of January 1	$522,593	$458,831	$401,079
Less reinsurance recoverable	(122,124)	(100,826)	(70,092)

Net balance as of January 1	400,469	358,005	330,987
Transfers to case reserves from portfolio reserves	581	725	416
Incurred losses and loss adjustment expenses pertaining to case and IBNR reserves:
Current year	131,242	86,672	179,531
Prior years	(155,835)	38,987	(7,546)

	(24,593)	125,659	171,985
Transfers to case reserves from portfolio reserves	(581)	(725)	(416)
Incurred losses and loss adjustment expenses pertaining to portfolio reserves	(7,386)	18,951	(22,905)
Transfer/ Novation of life, accident and health reinsurance	—	—	(28,820)

Total incurred losses and loss adjustment expenses	(31,979)	144,610	120,260
Loss and loss adjustment expenses paid and recovered pertaining to:
Current year	(50,623)	(30,702)	(69,157)
Prior years	(190,960)	(69,133)	(20,633)

	(241,583)	(99,835)	(89,790)
Value of reinsurance business assumed	(14,226)	(6,096)	(6,097)
Transfer title reserves	(6,620)	—	—
Foreign exchange loss on reserves	222	3,785	2,645

Net balance as of December 31	106,283	400,469	358,005
Plus reinsurance recoverable	120,220	122,124	100,826

Balance as of December 31	$226,503	$522,593	$458,831

        The difference between the portfolio reserves transferred to case reserves and the ultimate case reserve recorded is included in current year incurred amounts.

        The financial guaranty case basis reserves have been discounted using a rate of 6% in 2004, 2003 and 2002, resulting in a discount of $18.4 million, $19.8 million and $14.9 million, respectively.

        In 2004 the favorable prior year development of $155.8 million is primarily related to the reduction of loss reserves associated with the exiting of certain lines of business in connection with the IPO.

        The prior year development in 2003 of $39.0 million is due in part to an increase of $25.0 million in case activity on the structured finance line of business due to credit deterioration in collateralized debt obligations assumed through reinsurance treaties. In addition, prior year development includes an increase in the case reserve on the WorldOmni auto residual value transaction (see Note 15 "Commitments and Contingencies").

        In 2002, the favorable prior year development of $7.5 million relates primarily to $3.3 million of higher than previously estimated salvage on a non-municipal transaction and $1.7 million of favorable development in the trade credit reinsurance line of business.

        In 2002, the Company transferred to an affiliate its LA&H book of business. This transfer had no impact on net income and resulted in a $28.8 million reduction of reserves related to the prior year with a corresponding reduction in premiums earned and deferred acquisition costs (see Note 14 for further details).

        Losses and loss adjustment expenses paid, net of recoveries, were $241.6 million, $99.8 million and $89.8 million, respectively, for the years ended December 31, 2004, 2003 and 2002. Of the total net loss payments, $56.2 million, $77.1 million and $36.4 million, respectively, related to equity layer CDO losses paid in 2004, 2003 and 2002. In addition, during 2002, $11.6 million of losses were paid for a single name credit derivative and $13.3 million of losses were paid for a financial guaranty contract.

        The value of reinsurance business assumed represents the change in the value of reinsurance business assumed asset for retroactive reinsurance contracts.

11.    Income Taxes

        The Company's Bermuda subsidiaries are not subject to any income, withholding or capital gains taxes under current Bermuda law. The Company has received an undertaking from the Minister of Finance in Bermuda that, in the event of any taxes being imposed, the Bermuda subsidiaries will be exempt from taxation in Bermuda until March 2016.

        The Company's U.S. subsidiaries are subject to income taxes imposed by U.S. authorities and file U.S. tax returns.

        In connection with the IPO, the Company and ACE Financial Services Inc. ("AFS") entered into a tax allocation agreement, whereby the Company and AFS will make a "Section 338 (h)(10)" election that will have the effect of increasing the tax basis of certain affected subsidiaries tangible and intangible assets to fair value. Future tax benefits that the Company derives from the election will be payable to AFS when realized by the Company.

        As a result of the election, the Company has adjusted its net deferred tax liability, to reflect the new tax basis of the Company's affected assets. The additional basis is expected to result in increased future income tax deductions and, accordingly, may reduce income taxes otherwise payable by the

Company. Any tax benefit realized by the Company will be paid to AFS. Such tax benefits will generally be calculated by comparing the Company's affected subsidiaries' actual taxes to the taxes that would have been owed by those subsidiaries had the increase in basis not occurred. After a 15-year period, to the extent there remains an unrealized tax benefit, the Company and AFS will negotiate a settlement of the unrealized benefit based on the expected realization at that time.

        The Company has recorded a $49.0 million reduction of its existing deferred tax liability, based on an estimate of the ultimate resolution of the Section 338(h)(10) election. Under the tax allocation agreement, the Company will pay $20.9 million to AFS and accordingly has established this amount as a liability, which is included in other liabilities on the balance sheet. The difference, which is attributable to the change in the tax basis of certain liabilities for which there is no associated step-up in the tax basis of its assets and no amounts due to AFS, resulted in an increase to additional paid-in capital of $28.1 million.

        Prior to the IPO in April 2004, Assured Guaranty US Holdings Inc. ("AGUS"), Assured Guaranty Corp. ("AGC"), Assured Value Insurance Company ("AVIC"), AG Financial Products Inc. ("AGFP") and AFP Transferor Inc. ("AFP") had historically filed their U.S. income tax returns in the consolidated U.S. tax return of its former shareholder. For periods after April 2004, AGUS and its subsidiaries, AGC, AVIC, AGFP and AFP will file a consolidated federal income tax return. Assured Guaranty Overseas US Holdings Inc. ("AGOUS") and its subsidiaries, AGRO, Assured Guaranty Mortgage Insurance Company ("AGMIC"), ACE Capital Title Reinsurance (for the period ending April 15, 2004) and Assured Guaranty Inc., have historically filed a consolidated federal income tax return. AGRO, a Bermuda domiciled company, has elected under Section 953(d) of the Internal Revenue Code to be taxed as a U.S. domestic corporation. Each company, as a member of its respective consolidated tax return group, has paid its proportionate share of the consolidated federal tax burden for its group as if each company filed on a separate return basis with current period credit for net losses.

        The following table provides the Company's income tax provision and effective tax rates:

	For the Years Ended December 31,
	2004	2003	2002
	(in thousands of U.S. dollars)
Current tax expense	$16,106	$18,873	$17,858
Deferred tax expense (benefit)	34,426	12,782	(7,267)

Provision for income taxes	$50,532	$31,655	$10,591

Effective tax rate	21.7%	12.9%	12.7%

        Reconciliation of the difference between the provision for income taxes and the expected tax provision at statutory rates in taxable jurisdictions was as follows:

	For the Years Ended December 31,
	2004	2003	2002
	(in thousands of U.S. dollars)
Expected tax provision at statutory rates in taxable jurisdictions	$62,448	$41,945	$19,875
Tax-exempt interest	(11,194)	(10,319)	(9,536)
Other	(722)	29	252

Total provision for income taxes	$50,532	$31,655	$10,591

        The deferred income tax liability reflects the tax effect of the following temporary differences:

	As of December 31,
	2004	2003
	(in thousands of U.S. dollars)
Deferred tax assets:
Reserves for losses and loss adjustment expenses	$24,705	$29,716
Tax and loss bonds	18,134	16,071
Net operating loss carry forward	35,556	31,101
Unrealized losses on derivative financial instruments	—	10,084
Alternative minimum tax credit	3,334	2,711
Tax basis step-up	15,501	—
Other	1,946	654

Total deferred income tax assets	99,176	90,337

Deferred tax liabilities:
Unrealized gains on derivative financial instruments	11,312	—
Deferred acquisition costs	51,376	56,617
Unearned premium reserves	13,313	6,105
Contingency reserves	19,399	28,124
Unrealized appreciation on investments	25,614	33,441
Other	11,215	14,687

Total deferred income tax liabilities	132,229	138,974

Valuation allowance	7,000	7,000

Net deferred income tax liability	$40,053	$55,637

        As of December 31, 2004, AGRO had a standalone net operating loss carry-forward of $101.5 million, which is available to offset future U.S. federal taxable income through 2024. As a Section 953(d) company, any standalone net operating losses of AGRO are treated as dual consolidation losses and are not permitted to offset income of any other members of the consolidated group. Management believes it is more likely than not that $20.0 million of AGRO's $101.5 million net operating loss will not be utilized before it expires and has established a $7.0 million valuation allowance related to the net operating loss carry-forward deferred tax asset.

        As of December 31, 2004 and 2003, the Company had a current income tax receivable of $4.6 million and a current income tax payable of $2.8 million, respectively. These amounts are included in Other assets and Other liabilities in the Consolidated Balance Sheets, respectively.

12.    Reinsurance

        To limit its exposure on assumed risks, the Company enters into certain proportional and non-proportional retrocessional agreements with other insurance companies, primarily ACE subsidiaries, that cede a portion of the risk underwritten to other insurance companies.

        In the event that any or all of the reinsurers are unable to meet their obligations, the Company would be liable for such defaulted amounts. Direct, assumed, and ceded reinsurance amounts were as follows:

	For the Years Ended December 31,
	2004	2003	2002
	(in thousands of U.S. dollars)
Premiums Written
Direct	$(21,561)	$94,092	$249,975
Assumed	212,432	255,144	167,183
Ceded	(111,301)	142,236	(64,699)

Net	$79,570	$491,472	$352,459

Premiums Earned
Direct	$96,262	$133,859	$129,615
Assumed	198,673	203,288	174,502
Ceded	(107,071)	(26,286)	(56,727)

Net	$187,864	$310,861	$247,390

Loss and loss adjustment expenses
Direct	$37,971	$63,465	$122,602
Assumed	22,515	116,012	30,627
Ceded	(92,465)	(34,867)	(32,969)

Net	$(31,979)	$144,610	$120,260

        The following table presents the affiliated and third party reinsurance recoverable balances on ceded losses and provides Standard & Poors ("S&P") ratings for individual reinsurers:

	As of December 31,
			S&P Rating
	2004	2003
	(in thousands of U.S. dollars)
ACE American	$65,645	$83,221	A+
ACE INA Overseas Ins. Co.	32,200	—	N/R
ACE Bermuda	—	16,937	A+
Other non affiliated(1)	22,375	21,966	BB-

Reinsurance recoverable on ceded loss and LAE	$120,220	$122,124

N/R = This reinsurer is not rated by S&P.

(1)
The 2004 amount is 100% guaranteed by ACE INA Overseas Ins. Co.

13.    Insurance Regulations

        AGC is a Maryland domiciled insurance company and a subsidiary of the Company. Under Maryland's 1993 revised insurance law, the amount of surplus available for distribution as dividends is subject to certain statutory provisions, which generally prohibit the payment of dividends in any twelve-month period in an aggregate amount exceeding the lesser of 10% of surplus or net investment income (at the preceding December 31) without prior approval of the Maryland Commissioner of Insurance. The amount available for distribution from the Company during 2005 with notice to, but without prior approval of, the Maryland Commissioner of Insurance under the Maryland insurance law is approximately $23.7 million (unaudited). During the years ended December 31, 2003 and 2002, AGC paid $10.0 million and $8.0 million, respectively, in dividends to ACE Financial. There were no such dividends paid in 2004. Under Maryland insurance regulations, AGC is required at all times to maintain a minimum surplus of $750,000.

        AGRI's and AGRO's dividend distribution are governed by Bermuda law. Under Bermuda law, dividends may be paid out of the profits (defined as accumulated realized profits less accumulated realized losses). Dividends to shareholders may also be paid out of statutory capital, but are subject to a 15% limitation without prior approval of the Bermuda Monetary Authority. Dividends are further limited by requirements that the subject company must at all times (i) maintain the minimum share capital required under the Insurance Act of 1978 and (ii) have relevant assets in an amount at least equal to 75% of relevant liabilities, both as defined under the Insurance Act of 1978. Under these restrictions, the maximum allowable dividend payout by AGRI without prior approval of the Bermuda Monetary Authority is $58.4 million (unaudited) as of December 31, 2004. During 2004, AGRI declared dividends of approximately $32.0 million and paid $13.0 million to its parent, Assured Guaranty Ltd. During 2003, AGRI paid dividends of $25.0 million to its parent, ACE Bermuda. No such dividends were paid during 2002.

        Going forward, AGC has committed to S&P and Moody's that it will not pay more than $10.0 million per year in dividends.

        AGMIC is a New York domiciled insurance company. Under the New York Insurance Law, AGMIC may declare or pay dividends only out of "earned surplus," which is defined as that portion of the company's surplus that represents the net earnings, gains or profits (after deduction of all losses) that have not been distributed to shareholders as dividends or transferred to stated capital, capital surplus or contingency reserves, or applied to other purposes permitted by law, but does not include unrealized appreciation of assets. Additionally, no dividend may be declared or distributed in an amount which, together with all dividends declared or distributed by it during the preceding twelve months, exceeds the lesser of 10% of AGMIC's statutory surplus as shown on its latest statutory financial statement on file with the New York Superintendent of Insurance, or 100% of AGMIC's adjusted net investment income during that period, unless, upon prior application, the Superintendent approves a greater dividend or distribution after finding that the company will retain sufficient surplus to support its obligations and writings. There were no amounts available during 2004, 2003 and 2002, respectively, for the payment of dividends by AGMIC which would not be characterized as "extraordinary dividends". AGMIC did not declare or pay any dividends during 2004.

14.    Related Party Transactions

        The following table summarizes the non-affiliated and affiliated components of each line item where applicable in the income statements:

	For the Years Ended December 31,
	2004	2003	2002
	(in thousands of U.S. dollars)
Net earned premiums
Non-affiliated:
Gross written premiums	$192,366	$337,034	$409,462
Ceded written premiums	(3,858)	(1,787)	(3,302)

Net written premiums	188,508	335,247	406,160
Decrease/(increase) in net unearned premium reserves	91,842	(20,394)	(129,089)

Non-affiliated net earned premiums	280,350	314,853	277,071

Affiliated:
Gross written premiums	(1,495)	12,202	7,696
Ceded written premiums	(107,443)	144,023	(61,397)

Net written premiums	(108,938)	156,225	(53,701)
Decrease/(increase) in net unearned premium reserves	16,452	(160,217)	24,020

Affiliated net earned premiums	(92,486)	(3,992)	(29,681)

Total	187,864	310,861	247,390

Net investment income	94,782	96,274	97,240
Net realized investment gains	11,989	5,483	7,863
Unrealized gains/losses on derivative financial instruments
Non-affiliated	47,276	103,633	(54,158)
Affiliated	5,184	(5,184)	—

Total	52,460	98,449	(54,158)

Other income	820	1,219	3,623

Total revenues	$347,915	$512,286	$301,958

Loss and loss adjustment expenses
Non-affiliated	$62,238	$158,271	$125,833
Affiliated	(94,217)	(13,661)	(5,573)

Total	(31,979)	144,610	120,260

Profit commission expense
Non-affiliated	15,799	10,174	9,807
Affiliated	(258)	(339)	(1,264)

Total	15,541	9,835	8,543

Acquisition costs
Non-affiliated	56,780	62,906	47,806
Affiliated	(5,916)	1,994	594

Total	50,864	64,900	48,400

Other operating expenses	67,789	41,026	31,016
Goodwill impairment	1,645	—	—
Interest expense	10,735	5,738	10,579

Total expenses	114,595	266,109	218,798

Income before provision for income taxes	233,320	246,177	83,160
Total provision for income taxes	50,532	31,655	10,591

Net income	$182,788	$214,522	$72,569

        The following table summarizes the affiliated components of each balance sheet item, where applicable:

	As of December 31,
	2004	2003
	(in thousands of U.S. dollars)
Assets
Prepaid reinsurance premiums	$4,403	$—
Reinsurance recoverable on ceded losses	97,845	100,158
Due from affiliate	—	115,000
Premiums receivable	15,434	923
Value of reinsurance business assumed	—	14,226
Other assets	86	1,471

Total affiliate assets	117,768	231,777
Non-affiliate assets	2,576,243	2,626,090

Total assets	$2,694,011	$2,857,867

Liabilities and shareholders' equity
Liabilities
Unearned premium reserves	$(7,869)	$4,509
Reserves for loss and loss adjustment expenses	(23,788)	185,375
Unrealized losses (gains) on derivative financial instruments	—	(5,184)
Funds held by Company under reinsurance agreements	50,768	9,250
Other liabilities	—	—

Total affiliate liabilities	19,111	193,950
Non-affiliate liabilities	1,147,288	1,226,293

Total liabilities	1,166,399	1,420,243
Total shareholders' equity	1,527,612	1,437,624

Total liabilities and shareholders' equity	$2,694,011	$2,857,867

        The following table summarizes the non-affiliated and affiliated components of cash flows from operations:

	For the Years Ended December 31,
	2004	2003	2002
	(in thousands of U.S. dollars)
Affiliated	$(58,108)	$23,762	$(26,745)
Non-affiliated	13,529	176,268	304,472

Net cash flows (used in) provided by operating activities	$(44,579)	$200,030	$277,727

Affiliated	$39,784	$—	$—
Non-affiliated	(17,518)	(145,297)	(267,004)

Net cash flows provided by (used in) investing activities	$22,266	$(145,297)	$(267,004)

Affiliated	$(200,000)	$(35,000)	$(6,000)
Non-affiliated	206,094	—	—

Net cash flows provided by (used in) financing activities	$6,094	$(35,000)	$(6,000)

  Reinsurance Agreements

        In connection with the IPO, the Company has entered into the following reinsurance agreements with subsidiaries of ACE as follows:

  •
  AGC and AGRO, effective April 1, 2004, entered into 100% quota share retrocession agreement with ACE American. ACE American reinsures both existing and new trade credit reinsurance business written by these entities. The aggregate premium paid under these agreements was approximately $35.4 million in respect of existing business.

  •
  AGRO and ACE INA Overseas Insurance Company entered into a 100% quota share retrocession agreement, effective April 1, 2004, under which AGRO retrocedes to ACE INA Overseas an auto residual value reinsurance transaction. The premium payable under this agreement was approximately $32.2 million.

        In July 2001, the Company entered into a reinsurance transaction with an affiliate of ACE which it fully ceded to ACE American. Under the terms of these reinsurance agreements, the Company assumed and ceded premium of $2.7 million, $6.0 million and $11.7 million in 2004, 2003 and 2002, respectively. Under the terms of these reinsurance agreements, the Company assumed and ceded losses of $12.6 million, $6.0 million and $16.3 million in 2004, 2003 and 2002, respectively.

        In September 2001, AGC entered into an excess of loss reinsurance agreement with ACE Bermuda which was effective January 1, 2001. Under the terms of the agreement, the Company paid $52.5 million in premium, in two installments of $27.5 million and $25.0 million in September 2001 and March 2002, respectively, for a 10-year cover with a $150.0 million limit. In June 2003, this agreement was cancelled and the unearned premium of $39.8 million, loss reserves of $12.5 million and profit commission of $1.5 million were returned to AGC. This agreement was not replaced with a third party reinsurance contract. The Company ceded losses of $2.5 million and $10.0 million in 2003 and 2002, respectively, under this cover.

        In December 2001, AGRI entered into a 25 year portfolio cover with a $5.0 million per risk deductible, a $50.0 million per risk limit and a $400.0 million aggregate limit with ACE Bermuda. In December 2003, this agreement was cancelled and the unearned premium of $115.0 million and loss reserves of $16.9 million were returned to AGRI in January 2004. As of December 31, 2003, the Company recorded $115 million in due from affiliate and $16.9 million in reinsurance recoverables for the cancellation of this transaction. For the years 2003 and 2002, the Company ceded losses of $11.9 million and $5.0 million, respectively, under this cover.

        In March 2001, the Company entered into a reinsurance agreement with an ACE affiliate, Westchester Fire Insurance Company, whereby the Company reinsured a portion of an auto residual value insurance contract. Losses and LAE incurred and premiums earned recorded at inception amounted to $84.8 million. The value of reinsurance business assumed recorded at the inception of the contract amounted to $31.5 million and represented the difference between the estimated ultimate amount of the losses assumed under the retroactive reinsurance contract of $116.3 million and the cash received of $84.8 million. As of December 31, 2003, the value of reinsurance business assumed was $14.2 million, and the reserves for losses and loss adjustment expenses were $116.3 million. In both 2003 and 2002 the Company recorded amortization of the value of reinsurance business assumed in the amount of $6.1 million This agreement was commuted in connection with the IPO. See Note 1 for more information.

        In 2002, the Company transferred its LA&H business to several ACE affiliates. The transfer was retroactive and resulted in a reduction of net written and earned premiums of $40.2 million and $32.2 million, respectively, with a related reduction in losses and LAE incurred and acquisition costs of $28.8 and $3.4 million, respectively.

        In 2001, AGRI and ACE Bermuda entered into a funding facility agreement pursuant to which ACE Bermuda agreed to purchase up to $150.0 million of non-investment grade fixed income securities selected by AGRI, and AGRI agreed to enter into a total rate of return swap in respect of each security purchased. The aggregate amount received by AGRI under this funding facility agreement, net of the funding fee paid by AGRI, for the years ended December 31, 2003 and 2002 were $4.8 million and $2.8 million, respectively. All securities purchased pursuant to this agreement were sold and this agreement was terminated in connection with the IPO.

  Expense Sharing Agreements

        During the time the Company was a subsidiary of ACE, it was party to a number of service agreements with subsidiaries of ACE under which either the Company provided services to subsidiaries of ACE, or they provided services to the Company. Since the IPO, many of these service agreements have been terminated, though some still remain in place. A summary of the service agreements is summarized below:

        ACE has historically provided certain general and administrative services to the Company, including information technology ("IT") related services, tax consulting and preparation services, internal audit services and a liquidity facility line of credit. Expenses included in the Company's financial statements related to these services were $0.8 million, $0.6 million and $0.5 million for the years ended December 31, 2004, 2003 and 2002. As of December 31, 2004 the only services performed under this agreement are IT related services and tax consulting and preparation services.

        AGRI was party to an intercompany service agreement with affiliates of ACE whereby ACE Financial Solutions International provided IT related services, administrative services, including accounts payable, payroll, human resources and other functions. For the years ended December 31, 2004, 2003 and 2002, the Company incurred expenses of approximately $0.3 million, $0.5 million and $0.3 million, respectively, under these intercompany service agreements. Effective December 31, 2004 all these services, with the exception of IT related services, have been terminated.

        Assured Guaranty Finance Overseas Ltd. and AGC (UK) obtained staffing, payroll and related services from ACE INA Services (UK) Ltd. For the years ended December 31, 2004, 2003 and 2002, the Company incurred $1.1 million, $1.1 million and $1.0 million in employee related expenses. Effective December 31, 2004 this arrangement has been terminated.

        The Company provided a variety of administrative services to ACE American Insurance Company, ACE Asset Management Inc. and ACE Financial Services, including human resources, legal, data processing, accounting, tax and financial planning. The aggregate fees recorded under these services agreements for the years ended December 31, 2004, 2003 and 2002 were $0.1 million, $3.4 million and $1.8 million, respectively. As of the IPO, these agreements have been terminated.

        In addition to these administrative services agreements, the Company had entered into an employee leasing agreement with an affiliate. Under this agreement, effective in 2001, the Company provided staffing services and is reimbursed for compensation costs. For the years ended December 31, 2003 and 2002, the Company was reimbursed approximately $9.6 million and $6.8 million, respectively, under this employee leasing agreement. As of December 31, 2003, this agreement has been terminated.

        The Company was party to an intercompany service agreement, effective in 2001, with ACE Asset Management whereby ACE Asset Management provided investment services such as determining asset allocation and reviewing performance of external investment managers. For the years ended December 31, 2003 and 2002, the Company incurred expenses of approximately $0.3 million, respectively, while in 2004 the Company recorded an immaterial expense under this intercompany service agreement. As of the IPO date, this agreement has been terminated.

  Non-Cash Capital Contributions

        During 2004, 2003 and 2002, ACE contributed capital of $78.9 million, $3.7 million and $84.2 million, respectively to the Company. These were non-cash contributions. The capital contribution in 2004 is mainly comprised of $75.0 million of cumulative monthly income preferred shares transferred to ACE (see Note 17), $3.5 million of the accelerated vesting of options to purchase ordinary shares, and other items related to the formation transactions due to the IPO. In 2003, the $3.7 million capital contribution was utilized to pay interest on long-term debt. The capital contribution in 2002 was primarily made for the purpose of the repayment of the Company's long-term debt and interest expense of $75.0 million and $6.9 million, respectively. See Note 17 for more details. In addition, $0.3 million of expenses relating to the Company's operations were paid by ACE increasing capital contributions in 2002. All expenses are net of related income taxes.

15.    Commitments and Contingencies

        The Company and its subsidiaries are party to various lease agreements. As of December 31, 2004, future minimum rental payments under the terms of these operating leases for office space are

$2.2 million for 2005, $2.1 million for each of the years 2006 and 2007, $2.0 million in 2008, $0.5 million in 2009 and none thereafter. These payments are subject to escalations in building operating costs and real estate taxes. In addition, the Company is re-negotiating the terms of its Bermuda lease, which expires in April 2005. Rent expense for the years ended December 31, 2004, 2003 and 2002 was approximately $3.2 million, $3.4 million and $2.5 million, respectively.

        On January 18, 2002, World Omni Financial Corp. ("World Omni") filed an action against AG Intermediary Inc., a subsidiary of the Company, in the United States District Court for the Southern District of New York entitled World Omni Financial Corp. v. ACE Capital Re Inc., Case No. 02 CV 0476 (RO). On September 20, 2002, World Omni amended its complaint to add Assured Guaranty Re Overseas Ltd. ("AGRO") as a defendant. The dispute arises out of a quota share reinsurance agreement between AGRO and JCJ Insurance Company ("JCJ"), an affiliate of World Omni, and an underlying residual value insurance policy issued by JCJ to World Omni, which insured residual value losses of World Omni with respect to a portfolio of automobile leases. Subject to the terms and conditions of the policy, the residual value insurance policy insures World Omni against losses (as defined in the policy) resulting from the value of leased vehicles at the end of the applicable lease term being less than what such value was assumed to have been at the inception of the applicable lease term. In the District Court action, World Omni sought a declaratory judgment regarding AGRO's coverage obligations, if any, for such alleged losses, as well as damages for breach of contract based upon AGRO's refusal to pay claims asserted by World Omni. World Omni sought $157.0 million, which is the limit of liability under the quota share reinsurance agreement, plus interest.

        AGRO and Assured Guaranty Inc. denied World Omni's claims, and contested them vigorously. On February 24, 2004, the parties entered into a separate, confidential arbitration agreement that governs the parties' disputes. On March 1, 2004, the parties submitted a joint motion for a stay of proceedings in the District Court action so that they could pursue arbitration. By Order dated March 5, 2004, the District Court granted the parties' joint motion and stayed further proceedings in the District Court action. No formal discovery had been taken in the District Court action by the time the proceedings were stayed.

        World Omni formally commenced the arbitration against AGRO on March 11, 2004. By agreement, AGRO's retrocessionaire, Royal Indemnity Company, also is a defendant in the arbitration. The parties have completed written discovery and document production, and depositions of fact witnesses are currently underway. All discovery is scheduled to be completed in July 2005. The arbitration hearing is scheduled to commence in November 2005.

        At December 31, 2003, the Company carried a reserve for losses and LAE, net of recoveries, of $32.2 million.

        On April 28, 2004 the Company entered into a quota share retrocession agreement with ACE INA Overseas Insurance Company Ltd., a subsidiary of ACE, whereby it ceded 100% of any potential losses associated with the above litigation for a premium of $32.2 million.

        Various other lawsuits have arisen in the ordinary course of the Company's business. It is the opinion of the Company's management, based upon the information available, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the Company's financial position, results of operations or liquidity, although an adverse resolution of a number of these items could have a material adverse effect on the Company's results of operations or liquidity in a particular quarter or fiscal year.

        The Company is party to reinsurance agreements with all of the major monoline primary financial guaranty insurance companies. The Company's facultative and treaty agreements are generally subject to termination (i) upon written notice (ranging from 90 to 120 days) prior to the specified deadline for renewal, (ii) at the option of the primary insurer if the Company fails to maintain certain financial, regulatory and rating agency criteria which are equivalent to or more stringent than those the Company is otherwise required to maintain for its own compliance with state mandated insurance laws and to maintain a specified financial strength rating for the particular insurance subsidiary or (iii) upon certain changes of control of the Company. Upon termination under the conditions set forth in (ii) and (iii) above, the Company may be required (under some of its reinsurance agreements) to return to the primary insurer all statutory unearned premiums, less ceding commissions, attributable to reinsurance ceded pursuant to such agreements. Upon the occurrence of the conditions set forth in (ii) above, whether or not an agreement is terminated, the Company may be required to obtain a letter of credit or alternative form of security to collateralize its obligation to perform under such agreement or it may be obligated to increase the level of ceding commission paid.

        In the ordinary course of their respective businesses, certain of our subsidiaries assert claims in legal proceedings against third parties to recover losses paid in prior periods. The amounts, if any, we will recover in these proceedings are uncertain, although recoveries in any one or more of these proceedings during any quarter or fiscal year could be material to our results of operations in that particular quarter or fiscal year.

        During the first quarter of 2005 the Company recovered $6.8 million relating to a reinsurance claim incurred in 1998 and 1999. This recovery was received in connection with the completion of two settlements. Recovery efforts relating to this and other claims are continuing.

16.    Concentrations

        The Company's client base includes all of the major monoline primary financial guaranty insurance companies, many banks and several European insurance and reinsurance companies. No client represented more than 10% of the Company's total gross premiums written for the years ended December 31, 2004, 2003 and 2002, except as indicated below. Of the Company's total gross premiums written for the year ended December 31, 2004, 41.8%, 19.6% and 14.8% came from Financial Security Assurance Inc. ("FSA"), Ambac Assurance Corporation and Municipal Bond Investors Assurance Company ("MBIA"), respectively, three of the four monoline primary financial guaranty insurance companies. Of the Company's total gross premiums written for the year ended December 31, 2003, 25.3% and 10.8% came from FSA and MBIA, respectively. For the year ended December 31, 2002, 10.9% came from Dresdner Bank, an investment bank.

17.    Long-Term Debt

        The Company's consolidated financial statements include long-term debt used to fund the Company's insurance operations, and related interest expense, as described below.

  Senior Notes

        On May 18, 2004, Assured Guaranty US Holdings Inc., a subsidiary of the Company, issued $200.0 million of 7.0% Senior Notes due 2034 for net proceeds of $197.3 million. The proceeds of the offering were used to repay a $200.0 million promissory note issued to a subsidiary of ACE in April 2004 as part of the IPO related formation transactions. The coupon on the Senior Notes is 7.0%, however, the effective rate will be approximately 6.4%, taking into account the effect of a cash flow hedge executed by the Company in March 2004. The Company recorded interest expense of $8.4 million, including $0.4 million of amortized gain on the cash flow hedge, for the year ended December 31, 2004. These Senior Notes are fully and unconditionally guaranteed by Assured Guaranty Ltd.

  Other Long-Term Debt

        As of December 31, 2003, the Company's long-term debt included $75.0 million of cumulative monthly income preferred shares issued in 1994 through a former affiliate of the Company, Capital Re LLC, a limited liability company organized under the laws of Turks and Caicos Islands. The amount paid to preferred shareholders for both years ended December 31, 2003 and 2002 was $5.7 million and is shown on the consolidated statements of operations and comprehensive income as interest expense. Upon completion of the IPO, Capital Re LLC and the obligation with respect to the $75.0 million cumulative monthly preferred shares remained with ACE and the after-tax interest of $1.4 million was forgiven.

        The Company's long-term debt also consisted of $75.0 million of 7.75% debentures, which became due and were paid off in November 2002. During the year ended December 31, 2002 the Company paid interest expense related to this long-term debt of $4.9 million, which is shown on the consolidated statements of operations and comprehensive income as interest expense.

  Credit Facilities

        On April 29, 2004, the Company entered into a $250.0 million unsecured credit facility to replace its general corporate purpose credit facilities ("$250.0 million credit facility"), with a syndicate of banks, for which ABN AMRO Incorporated and Bank of America (an affiliate of Banc of America Securities LLC) acted as co-arrangers to which each of Assured Guaranty Ltd., AGC and Assured Guaranty (UK) Ltd., a subsidiary of AGC organized under the laws of the United Kingdom, is a party, as borrower. The $250.0 million credit facility is a 364-day facility and any amounts outstanding under the facility at its expiration will be due and payable one year following the facility's expiry. Under the $250.0 million credit facility, AGC can borrow up to $250.0 million, Assured Guaranty Ltd. has a borrowing limit not to exceed $50.0 million, and Assured Guaranty (UK) Ltd. has a borrowing limit not to exceed $12.5 million. As of December 31, 2004, no amounts had been drawn under this credit facility.

        As of December 31, 2004, the Company was party to a non-recourse credit facility with a syndicate of banks, which provided up to $175.0 million. This facility was specifically designed to provide rating agency qualified capital to further support the Company's claim paying resources. This agreement is due to expire November 2010. As of December 31, 2004, no amounts had been drawn under this credit facility.

        As of December 31, 2003, the Company had entered into the following credit facilities, which were available for general corporate purposes:

        (i)    The Company participated in a liquidity facility established for the benefit of ACE and certain of its subsidiaries. The overall facility was a 364-day credit agreement in the amount of $500.0 million with a syndicate of banks. The Company had a $50.0 million participation in the facility. In connection with the IPO, as of April 29, 2004, the Company's participation in this facility was replaced by the $250.0 million credit facility.

        (ii)   The Company also participated in a liquidity facility established for the benefit of AGC. The overall facility was a 364-day credit agreement in the amount of $140.0 million with a syndicate of banks. Under the terms of this liquidity facility, AGC would have been required to pledge collateral to one of the syndicate banks, if the amount of collateral posted for the benefit of AGC credit default swap counterparties exceeded 11% of AGC shareholders' equity. In such case an amount equal to that excess was to have been pledged for the benefit of the syndicate banks. As of December 31, 2003, AGC had not posted any collateral under this covenant. In connection with the IPO, as of April 29, 2004 the Company's participation in this facility was replaced by the $250 million credit facility.

        (iii)  The Company had a $75.0 million line of credit facility and a $50.0 million line of credit facility from subsidiaries of ACE. Due to the IPO, as of April 29, 2004 these facilities were replaced. As of December 31, 2003, no amounts had been drawn under these credit facilities.

  Letter of Credit Agreement

        On November 8, 2004 the Company, AGRI and AGRO entered into a standby letter of credit agreement (the "LOC Agreement") with KeyBank National Association ("KeyBank"). Under the LOC Agreement, KeyBank will issue up to $50.0 million in letters of credit on the Company's behalf. The obligations of the Company, AGRI and AGRO under the LOC Agreement are joint and several. The letters of credit will be used to satisfy AGRI's or AGRO's obligations under certain reinsurance agreements and for general corporate purposes. The LOC Agreement expires April 28, 2005, but its term may be extended with the consent of KeyBank under certain circumstances. The LOC Agreement contains covenants that limit debt, liens, guaranties, loans and investments, dividends, liquidations, mergers, consolidations, acquisitions, sales of assets or subsidiaries and affiliate transactions. Most of these restrictions are subject to certain minimum thresholds and exceptions. The LOC Agreement also contains financial covenants that require the Company: (i) to maintain the ratio of consolidated debt to total capitalization at not greater than 0.30 to 1.0; (ii) to maintain consolidated net worth of at least seventy-five percent (75%) of its consolidated net worth as of June 30, 2004; and (iii) to maintain the consolidated interest coverage ratio for any test period ending on the last day of a fiscal quarter at not less than 2.50 to 1.0. In addition, the LOC Agreement provides that the obligations of KeyBank to issue letters of credit may be terminated, and the Company's obligations under the agreement may be accelerated, upon an event of default. As of December 31, 2004, no amounts were payable under any letter of credit issued under this facility.

18.    Shareholders' Equity

General

        The Company has an authorized share capital of $5.0 million divided into 500,000,000 shares, par value U.S. $0.01 per share, of which 75,000,000 common shares were issued and outstanding and beneficially owned by ACE prior to the IPO. On April 28, 2004, subsidiaries of ACE completed the IPO of 49,000,000 of their 75,000,000 common shares of Assured Guaranty Ltd., with the remaining 26,000,000 common shares beneficially owned by ACE. Additional common shares were issued to the Company's officers and employees in connection with the IPO—see Note 19. Except as described below, the Company's common shares have no preemptive rights or other rights to subscribe for additional common shares, no rights of redemption, conversion or exchange and no sinking fund rights. In the event of liquidation, dissolution or winding-up, the holders of the Company's common shares are entitled to share equally, in proportion to the number of common shares held by such holder, in the Company's assets, if any remain after the payment of all the Company's debts and liabilities and the liquidation preference of any outstanding preferred shares. Under certain circumstances, the Company has the right to purchase all or a portion of the shares held by a shareholder at fair market value. All of the common shares are fully paid and non-assessable. Holders of the Company's common shares are entitled to receive such dividends as lawfully may be declared from time to time by the Company's Board of Directors.

Issuance of Shares

        Subject to the Company's Bye-Laws and Bermuda law, the Company's Board of Directors has the power to issue any of the Company's unissued shares as it determines, including the issuance of any shares or class of shares with preferred, deferred or other special rights.

        The following table presents changes in the Company's common stock issued and outstanding from the IPO date through December 31, 2004.

2004
Common stock issuance	75,000,000
Restricted stock issuance, net	1,000,392
Common stock repurchases	(321,600)

Ending balance	75,678,792

        Since the Company was a subsidiary of ACE during 2003 and 2002, management has determined that disclosing common stock related to those years would not be meaningful, as the Company was recapitalized due to IPO.

Acquisition of Common Shares

        Under the Company's Bye-Laws and subject to Bermuda law, if the Company's Board of Directors determines that any ownership of the Company's shares may result in adverse tax, legal or regulatory consequences to us, any of the Company's subsidiaries or any of its shareholders or indirect holders of shares or its Affiliates (other than such as the Company's Board of Directors considers de minimis), the Company has the option, but not the obligation, to require such shareholder to sell to the Company or to a third party to whom the Company assigns the repurchase right the minimum number of common shares necessary to avoid or cure any such adverse consequences at a price determined in the discretion of the Board of Directors to represent the shares' fair market value (as defined in the Company's Bye-Laws). See also Note 19 for common shares held in trust.

Stock Repurchase Program

        On November 4, 2004, the Board of Directors authorized a $25.0 million share stock repurchase program with no scheduled date to expire. The Company has spent approximately $6.0 million to repurchase approximately 0.3 million shares of its Common Stock at an average price of $18.61 through December 31, 2004.

Dividend Policy

        During 2004 the Company paid dividends of $4.6 million, or $0.06 per common share. In March 2005, the Company paid dividends of $2.3 million, or $0.03 per common share. Any determination to pay cash dividends will be at the discretion of the Company's Board of Directors, and will depend upon the Company's results of operations and cash flows, its financial position and capital requirements, general business conditions, legal, tax, regulatory, rating agency and any contractual restrictions on the payment of dividends and any other factors the Company's Board of Directors deems relevant. For more information concerning regulatory constraints that will affect the Company's ability to pay dividends, see Note 13.

19.    Employee Benefit Plans

        Prior to the IPO, Assured Guaranty's officers and employees participated in ACE's long-term incentive plans providing options to purchase shares and restricted share unit awards.

        Upon completion of the IPO, any unvested options to purchase ACE ordinary shares granted to the Company's officers or employees under the ACE employee long term incentive plan immediately vested and any unvested restricted ACE ordinary shares were forfeited. These officers and employees generally had 90 days from the date of the IPO to exercise any vested options to acquire ACE ordinary shares. The acceleration of vesting of options to purchase ordinary shares resulted in a pre-tax charge to the Company of approximately $3.5 million. Based upon a price of $42.79 per ACE ordinary share, the Company incurred a pre-tax charge of $7.8 million and contributed cash in the same amount to fund a trust, with a trustee, for the value of the restricted ACE ordinary shares forfeited by all of the Company's officers and employees. These pre-tax charges took place during Second Quarter 2004 and are included in other operating expenses on the consolidated statements of operation and comprehensive income. The trust purchased common shares of Assured Guaranty Ltd. and allocated to each such individual common shares having the approximate value of the ACE ordinary shares forfeited by such individual. Based on the initial public offering price of $18.00 per common share, the trust purchased approximately 436,000 common shares. This transaction is reported in shareholders' equity as treasury stock and unearned stock grant compensation. The common shares will be deliverable to each individual on the 18-month anniversary of the IPO so long as during that 18-month period the individual was not employed, directly or indirectly, by any designated financial guaranty company. (The forfeiture restriction has been waived for one former employee of the Company.) Any forfeited common shares will be delivered to us. The trustees do not have any beneficial interest in the trust. Since completion of the IPO, the Company's officers and employees are no longer eligible to participate in ACE's employee long-term incentive plans. In connection with these events, Assured

Guaranty received $4.5 million from ACE, for the book value of unrestricted compensation, which it recorded in unearned stock grant compensation, which is included in shareholders' equity.

        As of April 27, 2004, the Company adopted the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (the "Incentive Plan"). The number of common shares that may be delivered under the Incentive Plan may not exceed 7,500,000. In the event of certain transactions affecting the Company's common shares, the number or type of shares subject to the Incentive Plan, the number and type of shares subject to outstanding awards under the Incentive Plan, and the exercise price of awards under the Incentive Plan, may be adjusted.

        The Incentive Plan authorizes the grant of incentive stock options, non-qualified stock options, stock appreciation rights, and full value awards that are based on the Company's common shares. The grant of full value awards may be in return for a participant's previously performed services, or in return for the participant surrendering other compensation that may be due, or may be contingent on the achievement of performance or other objectives during a specified period, or may be subject to a risk of forfeiture or other restrictions that will lapse upon the achievement of one or more goals relating to completion of service by the participant, or achievement of performance or other objectives. Awards under the Incentive Plan may accelerate and become vested upon a change in control of Assured Guaranty.

        The Incentive Plan is administered by a committee of the Board of Directors. The Compensation Committee of the Board serves as this committee except as otherwise determined by the Board. The Board may amend or terminate the Incentive Plan.

        In connection with the IPO, awards of options and restricted common shares were made to the Company's officers and employees. Each of the options will vest in equal annual installments over a three-year period and will expire on the tenth anniversary of the date of grant. The exercise price of the options is $18.00, the public offering price of the IPO. Restricted common shares will vest in equal annual installments over a four-year period. Options to purchase an aggregate of 1,873,300 common shares and an aggregate of 966,400 restricted common shares were issued in connection with the IPO. As of December 31, 2004, 4,705,208 common shares were available for grant under the Incentive Plan.

Options

        Since the Company was a subsidiary of ACE during 2003 and 2002, management has determined that disclosing amounts related to those years would not be meaningful, as the information determined under FAS 123 would be based on ACE's ordinary shares. Following is a summary of Assured Guaranty Ltd. options issued and outstanding for the year ended December 31, 2004:

	Year of Expiration	Average Exercise Price	Options for Ordinary Shares
Balance as of December 31, 2003
Options granted	2014	$17.88	2,011,800
Options exercised		—	—
Options forfeited		$17.95	(217,400)

Balance as of December 31, 2004			1,794,400

        The following table summarizes the range of exercise prices for outstanding options as of December 31, 2004:

				Options exercisable
	Options outstanding
			Weighted Average Exercise Price		Weighted Average Exercise Price
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life		Number
$14.67–$16.51	50,000	9.6	$15.75	—	—
$16.51–$18.34	1,744,400	9.3	$17.94	—	—

	1,794,400			—	—

        The fair value of options issued is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants in 2004: dividend yield of 0.7%; expected volatility of 17.03%, risk free interest rate of 4.4% and an expected life of five years.

Restricted Stock Awards

        Under the Company's Incentive Plan 1,088,292 restricted common shares were awarded during the year ended December 31, 2004 to employees and non-employee directors of the Company. These shares vest at various dates through 2008.

        The following table includes a roll-forward of unearned stock grant compensation:

Unearned stock grant compensation
(in thousands of U.S. dollars)
Balance, December 31, 2003*	$5,479
Settlement received from ACE	(4,506)
Stock grants awarded in 2004	19,450
Stock grants forfeited in 2004	(1,988)
Amortization in 2004	(3,856)
Common shares purchased by trust	(7,850)

Balance, December 31, 2004	$6,729

*
Balance related to ACE restricted stock awards prior to the IPO

Defined Contribution Plan

        Prior to the IPO, Assured Guaranty's officers and employees participated in ACE's long-term incentive plans. The Company's officers and employees have been covered under additional benefit plans, including retirement programs providing 401(k) plan benefits, health and life insurance benefits; medical, dental and vision benefits for active employees; disability and life insurance protection; and severance. Prior to the IPO, these additional benefits had been provided to the Company's employees and officers who work in the United States by plans maintained by AGC and to the Company's employees and officers who work in Bermuda and the United Kingdom through plans maintained by ACE covering ACE employees in those locations. Since the completion of the IPO, the Company's

United States and Bermuda officers and employees generally have been covered by benefit plans established by the Company, although Bermuda officers and employees continued to be covered by ACE health and welfare plans until December 31, 2004. Employees located in the United Kingdom continued to participate in the ACE benefit plans in which they participated prior to the IPO until December 31, 2004 and now participate in plans maintained by the Company.

        The Company maintains savings incentive plans, which are qualified under Section 401(a) of the Internal Revenue Code. In the U.S. the savings incentive plan is available to all full-time employees with a minimum of six months of service. Eligible participants may contribute a percentage of their salary subject to a maximum of $13,000 for 2004. Contributions are matched by the Company at a rate of 100% up to 7% of the participant's compensation, subject to IRS limitations. In addition, the Company may contribute an additional amount to eligible employees' savings incentive plan accounts at the discretion of the Board of Directors. For 2004, the Company made a discretionary contribution equal to 5% of the compensation of eligible participants, which discretionary contribution was made to a U.S. savings incentive plan up to the amount permitted by IRS limits, with amounts in excess of those permitted by the IRS limits contributed to the U.S. nonqualified plan. Participants generally vest in Company contributions at a rate of 33.3% per year starting with the completion of one year of service. In Bermuda the savings incentive plan is available to all full-time employees upon their first date of employment. Eligible participants may contribute a percentage of their salary subject to a maximum of $13,000 for 2004. Contributions are matched by the Company at a rate of 100% up to 6% of the participant's compensation, subject to IRS limitations. Eligible participants also receive a Company contribution equal to 6% of the participant's compensation, subject to IRS limitations, without requiring the participant to contribute to the plan. Participants generally vest in Company contributions upon the completion of one year of service. With respect to those employees who are Bermudian or spouses of Bermudians and who must participate in the Bermuda national pension scheme plan maintained by the Company, a portion of the foregoing contributions are made to the Bermuda national pension scheme plan. If employee or employer contributions in the Bermuda savings incentive plan are limited by the tax-qualification rules of Code section 401(a), then contributions in excess of those limits are allocated to a nonqualified plan. The Company may contribute an additional amount to eligible employees' Bermuda nonqualified plan accounts at the discretion of the Board of Directors. For 2004, the Company made a discretionary contribution equal to 2% of the compensation of eligible participants to the Bermuda nonqualified plan. The Company contributed approximately $1.7 million in 2004, $1.3 million in 2003 and $1.0 million in 2002 in nondiscretionary contributions under these plans. Total discretionary expense amounted to approximately $0.9 million in 2004, $1.2 million in 2003 and $1.0 million in 2002.

Employee Stock Purchase Plan

        In January 2005, the Company established the Assured Guaranty Ltd. Employee Stock Purchase Plan (the "Stock Purchase Plan") in accordance with Internal Revenue Code Section 423. Participation in the Stock Purchase Plan is available to all eligible employees. Maximum annual purchases by participants are limited to the number of whole shares that can be purchased by an amount equal to 10 percent of the participant's compensation or, if less, shares having a value of $25,000. Participants may purchase shares at a purchase price equal to 85 percent of the lesser of the fair market value of the stock on the first day or the last day of the subscription period. The Company reserved for issuance and purchases under the Stock Purchase Plan 100,000 shares of its common stock.

20.    Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share ("EPS"):

	For the Years Ended December 31,
	2004	2003	2002
	(in thousands of U.S. dollars except per share amounts)
Net income	$182,788	$214,522	$72,569

Basic shares(1)	74,981	75,000	75,000
Effect of dilutive securities:
Stock awards	13	—	—

Diluted shares(1)(2)	74,994	75,000	75,000

Basic EPS	$2.44	$2.86	$0.97
Diluted EPS	$2.44	$2.86	$0.97

(1)
Since the shares held as treasury stock are required to be settled by delivery of employer stock, those shares are included in the calculation of basic and diluted EPS.

(2)
Based on shares outstanding immediately prior to the IPO.

21.    Fair Value of Financial Instruments

        The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments. These determinations were made based on available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop the estimates and therefore, they may not necessarily be indicative of the amount the Company could realize in a current market exchange.

Fixed Maturity Securities

        The fair value for fixed maturity securities shown in Note 9 is based on quoted market prices.

Cash and Short-Term Investments

        The carrying amount reported in the balance sheet for these instruments is cost, which approximates fair value due to the short-term maturity of these instruments.

Unearned Premium Reserves

        The fair value of the Company's unearned premium reserves is based on the estimated cost of entering into a cession of the entire portfolio with third party reinsurers under current market conditions. This figure was determined by using the statutory basis unearned premium reserves, net of deferred acquisition costs.

Long-Term Debt

        The fair value of the Company's $200 million of Senior Notes is determined by calculating the midpoint of quoted bid/ask prices over the U.S. Treasury yield at the year-end date and the appropriate credit spread for the similar debt instruments.

Financial Guaranty Installment Premiums

        The fair value is derived by calculating the present value of the estimated future cash flow stream discounted at 6.0%.

	As of December 31, 2004		As of December 31, 2003
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands of U.S. dollars)
Assets:
Fixed maturity securities	$1,965,051	$1,965,051	$2,052,217	$2,052,217
Cash and short-term investments	192,815	192,815	169,882	169,882
Liabilities:
Unearned premium reserves	521,271	453,040	625,429	591,585
Long-term debt	197,356	220,980	75,000	76,230
Off-Balance Sheet Instruments:
Financial guaranty installment premiums	—	399,879	—	383,563

22.    Segment Reporting

        The Company has four principal business segments: (1) financial guaranty direct, which includes transactions whereby the Company provides an unconditional and irrevocable guaranty that indemnifies the holder of a financial obligation against non-payment of principal and interest when due, and includes credit support for credit default swaps; (2) financial guaranty reinsurance, which includes agreements whereby the Company is a reinsurer and agrees to indemnify a primary insurance company against part or all of the loss which the latter may sustain under a policy it has issued; (3) mortgage guaranty, which includes mortgage guaranty insurance and reinsurance whereby the Company provides protection against the default of borrowers on mortgage loans; and (4) other, which includes several lines of business in which the Company is no longer active, including trade credit reinsurance, title reinsurance, auto residual value reinsurance and the credit protection of equity layers of CDOs, as well as life, accident and health reinsurance.

        The Company's reportable business segments are strategic business units that offer different products and services. They are managed separately since each business requires different marketing strategies and underwriting skill sets.

        The Company does not segregate certain assets and liabilities at a segment level since management reviews and controls these assets and liabilities on a consolidated basis. The Company allocates operating expenses to each segment based on each segment's percentage of total earned premiums. The other segment received proportional share of operating expenses up to the IPO date. From the IPO date, the other segment was not allocated operating expenses. Management uses underwriting gains and losses as the primary measure of each segment's financial performance.

        The following table summarizes the components of underwriting gain (loss) for each reporting segment:

	Year Ended December 31, 2004
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
Gross written premiums	$80.8	$160.3	$24.4	$(74.6)	$190.9
Net written premiums	77.7	160.1	24.4	(182.5)	79.6
Net earned premiums	88.8	114.4	33.7	(48.9)	187.9
Loss and loss adjustment expenses	14.8	15.4	(11.9)	(50.3)	(32.0)
Profit commission expense	—	1.1	14.1	0.3	15.5
Acquisition costs	4.5	38.8	3.7	3.9	50.9
Other operating expenses(1)	15.8	28.5	8.3	3.9	56.5

Underwriting gain (loss)	$53.7	$30.6	$19.5	$(6.7)	$97.0

(1)
Excludes $11.3 million of operating expenses, included in other operating expenses in the consolidated statements of operations and comprehensive income, related to the accelerated vesting of stock awards at the IPO date.

	Year Ended December 31, 2003
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
Gross written premiums	$71.1	$163.1	$24.4	$90.6	$349.2
Net written premiums	70.0	162.1	24.4	235.0	491.5
Net earned premiums	70.2	92.9	27.6	120.2	310.9
Loss and loss adjustment expenses	16.3	25.7	(0.7)	103.3	144.6
Profit commission expense	—	1.5	7.3	1.0	9.8
Acquisition costs	2.2	33.6	4.1	25.0	64.9
Other operating expenses	8.9	12.0	4.2	15.9	41.0

Underwriting gain (loss)	$42.8	$20.1	$12.7	$(25.0)	$50.6

	Year Ended December 31, 2002
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
Gross written premiums	$47.4	$84.6	$47.6	$237.6	$417.2
Net written premiums	46.3	82.6	47.6	175.9	352.5
Net earned premiums	43.9	79.3	45.3	78.9	247.4
Loss and loss adjustment expenses	25.4	5.3	8.9	80.6	120.3
Profit commission expense	(0.1)	0.5	8.3	(0.1)	8.5
Acquisition costs	2.4	29.0	8.0	9.0	48.4
Other operating expenses	5.5	9.9	5.7	9.9	31.0

Underwriting gain (loss)	$10.7	$34.6	$14.4	$(20.5)	$39.2

        The following is a reconciliation of total underwriting gain to income before provision for income taxes for the years ended:

	December 31,
	2004	2003	2002
	(in millions of U.S. dollars)
Total underwriting gain	$97.0	$50.6	$39.2
Net investment income	94.8	96.3	97.2
Net realized investment gains	12.0	5.5	7.9
Unrealized gains (losses) on derivative financial instruments	52.5	98.4	(54.2)
Other income	0.8	1.2	3.6
Accelerated vesting of stock awards	(11.3)	—	—
Goodwill impairment	(1.6)	—	—
Interest expense	(10.7)	(5.7)	(10.6)

Income before provision for income taxes	$233.3	$246.2	$83.2

        The following table provides the lines of businesses from which each of the Company's four reporting segments derive their net earned premiums:

	Years Ended December 31,
	2004	2003	2002
	(in millions of U.S. dollars)
Financial guaranty direct:
Financial guaranty direct	$88.8	$70.2	$43.9

Financial guaranty reinsurance:
Public finance	57.7	52.9	42.7
Structured finance	56.7	40.0	36.6

Total	114.4	92.9	79.3

Mortgage guaranty:
Mortgage guaranty	33.7	27.6	45.3

Other:
Equity layer credit protection	5.4	61.8	84.0
Trade credit reinsurance	(25.3)	51.2	27.8
Title reinsurance	3.2	10.7	7.3
Life, accident and health reinsurance	—	—	(32.2)
Auto residual value reinsurance	(32.2)	4.2	2.3
Affiliate reinsurance	—	(7.7)	(10.3)

Total	(48.9)	120.2	78.9

Total net earned premiums	$187.9	$310.9	$247.4

        The Company's other segment consists of certain non-core lines of business that the Company has stopped, or intends to stop, writing, including equity layer credit protection, trade credit reinsurance, title reinsurance, LA&H reinsurance and auto residual value reinsurance. Also included in the other segment is the impact of the affiliate reinsurance transactions, that were purchased by management for the benefit of all of the Company's reporting segments. The Company does not allocate the cost nor the related benefit of these transactions to the reporting segments but rather records the impact of these transactions in the other segment (See Note 14). The Company manages these exited lines of business by focusing on the net earned premiums and the underwriting gain/(loss).

        The following table provides underwriting gain/(loss) by line of business for the other segment.

	Years Ended December 31,
	2004	2003	2002
	(in millions of U.S. dollars)
Underwriting gain/(loss):
Equity layer credit protection	$3.1	$(1.0)	$(19.7)
Trade credit reinsurance	(2.9)	(3.3)	(0.3)
Title reinsurance	1.0	6.8	3.3
Life accident and health reinsurance	—	(0.6)	(1.3)
Auto residual value reinsurance	(7.9)	(35.1)	(8.1)
Affiliate reinsurance	—	8.2	5.6

Total	$(6.7)	$(25.0)	$(20.5)

        The following table summarizes the Company's gross written premiums by geographic region. Allocations have been made on the basis of location of risk.

	Years Ended December 31,
	2004		2003		2002
	(in millions of U.S. dollars)
North America	$134.6	70.5%	$283.4	81.1%	$369.7	88.6%
United Kingdom	19.8	10.4%	24.0	6.9%	16.5	4.0%
Europe	24.5	12.8%	36.7	10.5%	20.8	5.0%
Australia	6.5	3.4%	3.2	0.9%	7.3	1.8%
Other	5.5	2.9%	1.9	0.6%	2.9	0.7%

Total	$190.9	100.0%	$349.2	100.0%	$417.2	100.0%

23.    Subsidiary Information

        The following tables present the condensed consolidated financial information for Assured Guaranty Ltd, Assured Guaranty US Holdings Inc. and other subsidiaries as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002.

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2004

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
	(in thousands of U. S. dollars)
Assets
Total investments and cash	$75	$1,263,906	$893,885	$—	$2,157,866
Investment in subsidiaries	1,511,778	—	—	(1,511,778)	—
Deferred acquisition costs	—	140,333	46,021	—	186,354
Reinsurance recoverable	—	36,379	88,418	(4,577)	120,220
Goodwill	—	85,417	—	—	85,417
Premiums receivable	—	36,407	56,938	(52,518)	40,827
Other	19,630	106,350	46,109	(68,762)	103,327

Total assets	$1,531,483	$1,668,792	$1,131,371	$(1,637,635)	$2,694,011

Liabilities and shareholders' equity
Liabilities
Unearned premium reserves	$—	$369,320	$195,545	$(43,594)	$521,271
Reserves for losses and loss adjustment expenses	—	118,403	112,312	(4,212)	226,503
Profit commissions payable	—	4,181	57,490	—	61,671
Deferred income taxes	—	57,924	(17,871)	—	40,053
Long-term debt	—	197,356	—	—	197,356
Other	3,871	103,795	89,930	(78,051)	119,545

Total liabilities	3,871	850,979	437,406	(125,857)	1,166,399

Total shareholders' equity	1,527,612	817,813	693,965	(1,511,778)	1,527,612

Total liabilities and shareholders' equity	$1,531,483	$1,668,792	$1,131,371	$(1,637,635)	$2,694,011

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2003

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
	(in thousands of U.S. dollars)
Assets
Total investments and cash	$—	$1,205,536	$1,016,563	$—	$2,222,099
Investment in subsidiaries	1,512,056	—	—	(1,512,056)	—
Deferred acquisition costs	—	146,926	28,297	3,450	178,673
Reinsurance recoverable	—	—	122,124	—	122,124
Goodwill	—	87,062	—	—	87,062
Premiums receivable	—	28,434	155,631	(5,068)	178,997
Other	12	36,227	45,731	(13,058)	68,912

Total assets	$1,512,068	$1,504,185	$1,368,346	$(1,526,732)	$2,857,867

Liabilities and shareholder's equity
Liabilities
Unearned premium reserves	$—	$389,027	$240,367	$(3,965)	$625,429
Reserves for losses and loss adjustment expenses	—	106,252	416,341	—	522,593
Profit commissions payable	—	4,007	67,230	—	71,237
Deferred income taxes	—	78,054	(22,781)	364	55,637
Long-term debt	—	—	—	75,000	75,000
Other	—	47,719	34,247	(11,619)	70,347

Total liabilities	—	625,059	735,404	59,870	1,420,243

Total shareholder's equity	1,512,068	879,126	632,942	(1,586,512)	1,437,624

Total liabilities and shareholder's equity	$1,512,068	$1,504,185	$1,368,346	$(1,526,732)	$2,857,867

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2004

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
	(in thousands of U. S. dollars)
Revenues
Net premiums written	$—	$61,732	$17,838	$—	$79,570
Net premiums earned	—	123,838	64,026	—	187,864
Net investment income	—	52,332	42,450	—	94,782
Net realized investment gains	—	973	11,016	—	11,989
Unrealized gains on derivative financial instruments	—	50,313	2,147	—	52,460
Equity in earnings of subsidiaries	198,208	—	—	(198,208)	—
Other revenues	—	266	554	—	820

Total revenues	198,208	227,722	120,193	(198,208)	347,915

Expenses
Loss and loss adjustment expenses	—	403	(32,382)	—	(31,979)
Acquisition costs and other operating expenses	14,020	80,302	39,872	—	134,194
Other	2,152	10,228	—	—	12,380

Total expenses	16,172	90,933	7,490	—	114,595

Income before provision for income taxes	182,036	136,789	112,703	(198,208)	233,320
Total provision for income taxes	(752)	40,538	10,746	—	50,532

Net income	$182,788	$96,251	$101,957	$(198,208)	$182,788

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2003

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
	(in thousands of U. S. dollars)
Revenues
Net premiums written	$—	$258,548	$232,924	$—	$491,472
Net premiums earned	—	177,400	133,461	—	310,861
Net investment income	—	47,229	49,045	—	96,274
Net realized investment gains	—	2,092	3,391	—	5,483
Unrealized gains (losses) on derivative financial instruments	—	48,905	55,572	(6,028)	98,449
Equity in earnings of subsidiaries	—	—	—	—	—
Other revenues	—	949	2,291	(2,021)	1,219

Total revenues	—	276,575	243,760	(8,049)	512,286

Expenses
Loss and loss adjustment expenses	—	55,054	89,556	—	144,610
Acquisition costs and other operating expenses	—	72,197	45,652	(2,088)	115,761
Other	—	—	—	5,738	5,738

Total expenses	—	127,251	135,208	3,650	266,109

Income before provision for income taxes	—	149,324	108,552	(11,699)	246,177
Total provision for income taxes	—	43,143	(7,241)	(4,247)	31,655

Net income	$—	$106,181	$115,793	$(7,452)	$214,522

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2002

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
	(in thousands of U. S. dollars)
Revenues
Net premiums written	$—	$124,619	$227,840	$—	$352,459
Net premiums earned	—	112,420	134,970	—	247,390
Net investment income	—	46,741	50,499	—	97,240
Net realized investment gains	—	7,530	333	—	7,863
Unrealized (losses) gains on derivative financial instruments	—	(36,884)	(20,886)	3,612	(54,158)
Other revenues	—	707	4,974	(2,058)	3,623

Total revenues	—	130,514	169,890	1,554	301,958

Expenses
Loss and loss adjustment expenses	—	24,898	95,362	—	120,260
Acquisition costs and other operating expenses	—	50,028	36,026	1,905	87,959
Other	—	—	—	10,579	10,579

Total expenses	—	74,926	131,388	12,484	218,798

Income before provision for income taxes	—	55,588	38,502	(10,930)	83,160
Total provision for income taxes	—	10,258	3,633	(3,300)	10,591

Net income	$—	$45,330	$34,869	$(7,630)	$72,569

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2004

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
	(in thousands of U.S. dollars)
Net cash flows (used in) provided by operating activities	$(2,367)	$52,231	$(94,443)	$—	$(44,579)

Cash flows from investing activities
Fixed maturity securities:
Purchases	—	(216,681)	(556,964)	—	(773,645)
Sales	—	145,594	634,716	—	780,310
Maturities	—	7,457	8,200	—	15,657
Dividends received from subsidiaries	12,986	—	(12,986)	—	—
Other	(75)	(15,717)	15,736	—	(56)

Net cash flows provided by (used in) investing activities	12,911	(79,347)	88,702	—	22,266

Cash flows from financing activities
Net proceeds from issuance of senior notes	—	197,300	—	—	197,300
Repayment of note payable	—	(200,000)	—	—	(200,000)
Proceeds from cash flow hedge	—	19,338	—	—	19,338
Dividends paid	(4,558)	—	—	—	(4,558)
Repurchases of common stock	(5,986)	—	—	—	(5,986)

Net cash flows (used in) provided by financing activities	(10,544)	16,638	—	—	6,094
Effect of exchange rate changes	—	499	333	—	832

Decrease in cash and cash equivalents	—	(9,979)	(5,408)	—	(15,387)
Cash and cash equivalents at beginning of year	—	22,075	10,290	—	32,365

Cash and cash equivalents at end of year	$—	$12,096	$4,882	$—	$16,978

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2003

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
	(in thousands of U. S. dollars)
Net cash flows provided by operating activities	$—	$176,821	$23,209	$—	$200,030

Cash flows from investing activities
Fixed maturity securities:
Purchases	—	(408,660)	(494,275)	—	(902,935)
Sales	—	240,401	379,186	—	619,587
Maturities	—	3,000	124,532	—	127,532
Other	—	6,273	4,246	—	10,519

Net cash flows (used in) provided by investing activities	—	(158,986)	13,689	—	(145,297)

Cash flows from financing activities
Dividends paid	—	(10,000)	(25,000)	—	(35,000)
Other	—	—	—	—	—

Net cash flows used in financing activities	—	(10,000)	(25,000)	—	(35,000)
Effect of exchange rate changes	—	3,187	—	—	3,187

Increase in cash and cash equivalents	—	11,022	11,898	—	22,920
Cash and cash equivalents at beginning of year	—	3,046	6,399	—	9,445

Cash and cash equivalents at end of year	$—	$14,068	$18,297	$—	$32,365

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2002

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
	(in thousands of U. S. dollars)
Net cash flows provided by operating activities	$—	$47,934	$229,793	$—	$277,727

Cash flows from investing activities
Fixed maturity securities:
Purchases	—	(667,060)	(814,684)	—	(1,481,744)
Sales	—	577,428	388,038	—	965,466
Maturities	—	—	284,899	—	284,899
Other	—	22,974	(58,599)	—	(35,625)

Net cash flows used in investing activities	—	(66,658)	(200,346)	—	(267,004)

Cash flows from financing activities
Dividends paid	—	(8,000)	—	—	(8,000)
Other	—	2,000	—	—	2,000

Net cash flows used in financing activities	—	(6,000)	—	—	(6,000)
Effect of exchange rate changes	—	537	—	—	537

Increase (decrease) in cash and cash equivalents	—	(24,187)	29,447	—	5,260
Cash and cash equivalents at beginning of year	—	371	3,814	—	4,185

Cash and cash equivalents at end of year	$—	$(23,816)	$33,261	$—	$9,445

24.    Supplemental Cash Flow Information

       The Company's cash paid during the periods presented for federal income taxes and interest, and non-cash financing activities were as follows:

	For the Years Ended December 31,
	2004	2003	2002
	(in thousands of U.S. dollars)
Cash paid during the year for:
Federal income tax	$18,968	$15,091	$11,676
Interest	7,722	5,738	10,579
Non-cash financing activities:
Section 338(h)(10) tax election	$28,124	$—	$—
Transfer of debt	75,000	—	—
Notes assumed during formation transactions	2,000	—	—

25.    Quarterly Financial Information (unaudited)

        A summary of selected quarterly statement of operations information follows:

2004	First	Second	Third	Fourth
	(in thousands, except per share data)
Gross written premiums	$(1,544)	$64,355	$62,227	$65,832
Net written premiums	(6,871)	(29,943)	54,981	61,402
Net earned premiums	86,667	(9,330)	53,380	57,148
Net investment income	24,385	23,456	23,203	23,737
Net realized investment gains and unrealized gains on derivative financial instruments	8,531	23,340	14,188	18,389
All other income	532	14	15	260
Loss and loss adjustment expenses	23,668	(60,008)	4,187	175
Income before provision for income taxes	62,153	55,050	53,935	62,182
Net income	46,893	43,116	44,511	48,267
Earnings per share:
Basic(1)(2)	$0.63	$0.57	$0.59	$0.64
Diluted(1)(2)	$0.63	$0.57	$0.59	$0.64
Dividends per share	$—	$—	$0.03	$0.03
2003	First	Second	Third	Fourth
Gross written premiums	$112,735	$81,550	$110,313	$44,638
Net written premiums	104,073	119,044	109,986	158,369
Net earned premiums	63,588	82,147	78,139	86,987
Net investment income	24,101	24,003	23,816	24,354
Net realized investment gains and unrealized gains on derivative financial instruments	793	15,071	15,878	72,190
All other income	557	265	193	205
Loss and loss adjustment expenses	23,188	35,796	32,911	52,715
Income before provision for income taxes	37,970	54,662	51,680	101,865
Net income	31,751	42,703	42,820	97,248
Earnings per share:
Basic(1)(2)	$0.42	$0.57	$0.57	$1.30
Diluted(1)(2)	$0.42	$0.57	$0.57	$1.30
Dividends per share	$—	$—	$—	$—

(1)
Basic and diluted EPS for the first quarter 2004 and each quarter of 2003 are based on shares outstanding immediately prior to the IPO.

(2)
Per share amounts for the quarters and the full years have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period and, with regard to diluted per share amounts only, because of the inclusion of the effect of potentially dilutive securities only in the periods in which such effect would have been dilutive.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        Evaluation of Disclosure Controls and Procedures.    Assured Guaranty Ltd.'s management, with the participation of Assured Guaranty Ltd.'s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Assured Guaranty Ltd.'s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on this evaluation, Assured Guaranty Ltd.'s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Assured Guaranty Ltd.'s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by Assured Guaranty Ltd. (including its consolidated subsidiaries) in the reports that it files or submits under the Exchange Act.

        Sarbanes-Oxley Act of 2002-Section 404: Management Assessment Of Internal Controls. As the Company is not an accelerated filer under the Sarbanes-Oxley Act of 2002, the Company is not required to issue an internal control report, or receive an attestation to our internal control report from our independent, external auditors. Beginning with our December 31, 2005 Form 10-K, we will be subject to this requirement.

ITEM 9B.    OTHER INFORMATION

        There is no information required to be disclosed in a report on Form 8-K, which has not been reported.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information pertaining to this item is incorporated by reference to the sections entitled "Election of Directors—Nominees for Election for Terms Expiring in 2008", "Election of Directors—Directors Whose Terms of Office Will Continue After This Meeting", "Election of Directors—Section 16(a) Beneficial Ownership Reporting compliance" and "Elections of Directors—Meetings and Committees of the Board—Audit Committee" of the definitive proxy statement for the Annual General Meeting of Shareholders, which involves the election of directors and will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

Code of Conduct

        The Company has adopted a Code of Conduct, which sets forth standards by which all Assured Guaranty Ltd. employees, officers and directors must abide as they work for the Company. The Company has posted this Code of Conduct on its internet site (www.assuredguaranty.com, under Investor Information / Corporate Governance / Code of Conduct). The Company intends to disclose on its internet site any amendments to, or waivers from, its Code of Conduct that are required to be publicly disclosed pursuant to the rules of the SEC or the NYSE.

ITEM 11.    EXECUTIVE COMPENSATION

        This item is incorporated by reference to the section entitled "Executive Compensation" of the definitive proxy statement for the Annual General Meeting of Shareholders, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table summarizes our equity compensation plans as of December 31, 2004:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	N/A		N/A	N/A
Equity compensation plans not approved by security holders	1,794,400	(1)	$17.88	4,705,208	(2)

Total	1,794,400		$17.88	4,705,208

(1)
Includes common shares to be issued upon exercise of stock options granted under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan.

(2)
Includes common shares available for future stock options granted and restricted stock awards reserved for future issuance under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan.

        Additional information is incorporated by reference to the section entitled "Beneficial Ownership of Common Shares" of the definitive proxy statement for the Annual General Meeting of Shareholders, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        This item is incorporated by reference to the section entitled "Election of Directors—Certain Business Relationships" of the definitive proxy statement for the Annual General Meeting of Shareholders, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        This item is incorporated by reference to the information set forth in the definitive proxy statement for the Annual General Meeting of Shareholders in the section entitled "Independent Auditor Fee Information", which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)
  Financial Statements, Financial Statement Schedules and Exhibits

  1.
  Financial Statements

        The following financial statements of Assured Guaranty Ltd. have been included in Item 8 hereof:

  Report of Independent Registered Public Accounting Firm
  Consolidated Balance Sheets as of December 31, 2004 and 2003
  Consolidated Statements of Operations and Comprehensive Income for the years ended
          December 31, 2004, 2003 and 2002
  Consolidated Statements of Shareholders' Equity for the years ended December 31, 2004,
          2003 and 2002
  Consolidated Statements of Cash Flows for the years ended December 31, 2004,
          2003 and 2002
  Notes to Consolidated Financial Statements

  2.
  Financial Statement Schedules

        The following financial statement schedules are filed as part of this report:

Schedule	Title
II	Condensed Financial Information of Registrant (Parent Company Only)
III	Supplementary Insurance Information
IV	Reinsurance
V	Valuation and Qualifying Accounts

        The report of the Registrant's independent registered public accounting firm with respect to the above listed financial statement schedules is included with the schedules.

        All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

  3.
  Exhibits

Exhibit Number	Description of Document
3.1	Certificate of Incorporation and Memorandum of Association of the Registrant (Incorporated by reference to exhibit 3.1 to Form S-1 of the Company (#333-111491))
3.2	Bye-laws of the Registrant (Incorporated by reference to exhibit 3.2 to Form S-1 of the Company (#333-111491))
4.1	Specimen Common Share Certificate (Incorporated by reference to exhibit 4.1 to Form S-1 of the Company (#333-111491)
4.2	Certificate of Incorporation and Memorandum of Association of the Registrant (See exhibit 3.1)
4.3	Bye-laws of the Registrant (See exhibit 3.2)
10.1	Employment Agreement between Dominic J. Frederico and the Registrant*
10.2	Employment Agreement between Robert B. Mills and the Registrant*
10.3	Employment Agreement between Michael J. Schozer and the Registrant*

10.4	Employment Agreement between James M. Michener and the Registrant*
10.5	Employment Agreement between Pierre A. Samson and the Registrant*
10.6	Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to exhibit 10.6 of Form 10-Q for the quarter ended June 30, 2004)*
10.7
Master Separation Agreement dated April 27, 2004, among the Company, ACE Limited, ACE Financial Services Inc. and ACE Bermuda Insurance Ltd (Incorporated by reference to exhibit 10.7 to Form S-1 of the Company (#333-111491))
10.8	Transition Services Agreement, dated April 27, 2004, between the Company and ACE Limited (Incorporated by reference to exhibit 10.8 to Form S-1 of the Company (#333-111491))
10.9	Registration Rights Agreement, dated April 27, 2004, among the Company, ACE Limited and ACE Bermuda Insurance Ltd. (Incorporated by reference to exhibit 10.9 to Form S-1 of the Company (#333-111491))
10.11
Tax Allocation Agreement, dated April 27, 2004, among the Company, ACE Financial Services Inc., ACE Prime Holdings, Inc., Assured Guaranty US Holdings Inc., Assured Guaranty Corp., AGR Financial Products Inc. and ACE Risk Assurance Company (Incorporated by reference to exhibit 10.11 to Form S-1 of the Company (#333-111491))
10.12	Credit Agreement with Deutsche Bank AG, as Agent, as amended (Incorporated by reference to exhibit 10.21 to Form S-1 of the Company (#333-111491))
10.13
Credit Agreement, dated as of April 29, 2004, among, Assured Guaranty Ltd., Assured Guaranty Corp., Assured Guaranty (UK) Ltd., the banks party thereto, and ABN AMRO Bank N.V., as Administrative Agent (Incorporated by reference to exhibit 10.24 to Form S-1 of the Company (#333-111491))
10.14	Retrocession Agreement between Assured Guaranty Re Overseas Ltd. and ACE American Insurance Company (Incorporated by reference to exhibit 10.29 to Form S-1 of the Company (#333-111491))
10.15	Guaranty by Assured Guaranty Re International Ltd. in favor of Assured Guaranty Re Overseas Ltd. (Incorporated by reference to exhibit 10.31 to Form S-1 of the Company (#333-111491))
10.16	Guaranty by Assured Guaranty Re Overseas Ltd. in favor of Assured Guaranty Mortgage Insurance Company (Incorporated by reference to exhibit 10.32 to Form S-1 of the Company (#333-111491))
10.17	Retrocessional Memorandum between ACE Bermuda Insurance Ltd. and Assured Guaranty Re International Ltd. (Incorporated by reference to exhibit 10.34 to Form S-1 of the Company (#333-111491))
10.18	Quota Share Reinsurance Agreement between Assured Guaranty Re Overseas Ltd. and JCJ Insurance Company (Incorporated by reference to exhibit 10.35 to Form S-1 of the Company (#333-111491))
10.19
Quota Share Retrocession Agreement between Assured Guaranty Re Overseas Ltd. and ACE INA Overseas Insurance Company Ltd. (Incorporated by reference to exhibit 10.37 to Form S-1 of the Company (#333-111491))
10.20	Quota Share Retrocession Agreement between Assured Guaranty Re Overseas Ltd. and ACE American Insurance Company (Incorporated by reference to exhibit 10.38 to Form S-1 of the Company (#333-111491))

10.21
Assignment and Indemnification Agreement between Assured Guaranty Re Overseas Ltd. and ACE INA Overseas Insurance Company Ltd. (Incorporated by reference to exhibit 10.41 to Form S-1 of the Company (#333-111491))
10.22
UK Title Quota Share Reinsurance Agreement between ACE European Markets Insurance Ltd. and Assured Guaranty Re International Ltd. (Incorporated by reference to exhibit 10.45 to Form S-1 of the Company (#333-111491))
10.23
Aggregate Loss Portfolio Reinsurance Agreement between Commercial Guaranty Assurance, Ltd. and Assured Guaranty Re Overseas Ltd. (Incorporated by reference to exhibit 10.49 to Form S-1 of the Company (#333-111491))
10.24
Quota Share Retrocession Agreement, dated April 28, 2004, between Assured Guaranty Re Overseas Ltd. and ACE Tempest Re USA, Inc. for and on behalf of ACE American Insurance Company (Incorporated by reference to exhibit 10.13 of Form 10-Q for the quarter ended June 30, 2004)
10.25
Quota Share Retrocession Agreement, dated April 28, 2004, between Assured Guaranty Corp. and ACE Tempest Re USA, Inc. for and on behalf of ACE American Insurance Company (Incorporated by reference to exhibit 10.14 of Form 10-Q for the quarter ended June 30, 2004)
10.26
Quota Share Retrocession Agreement, dated April 28, 2004, between Assured Guaranty Re Overseas Ltd. and ACE INA Overseas Insurance Company Ltd. (Incorporated by reference to exhibit 10.15 of Form 10-Q for the quarter ended June 30, 2004)
10.27
Commutation and Release Agreement, dated April 28, 2004, between Westchester Fire Insurance Company and Assured Guaranty Re Overseas Ltd. (Incorporated by reference to exhibit 10.16 of Form 10-Q for the quarter ended June 30, 2004)
10.28
Assignment and Termination Agreement, dated April 28, 2004, among Assured Guaranty Re International Ltd., ACE Bermuda Insurance Ltd. and ACE Capital Title Reinsurance Company (Incorporated by reference to exhibit 10.18 of Form 10-Q for the quarter ended June 30, 2004)
10.29
Assignment Agreement, dated April 28, 2004, among Assured Guaranty Re Overseas Ltd., ACE European Markets Insurance Limited and ACE Bermuda Insurance Ltd. (Incorporated by reference to exhibit 10.19 of Form 10-Q for the quarter ended June 30, 2004)
10.30
Assignment Agreement, dated April 15, 2004, among Assured Guaranty Re Overseas Ltd., ACE Bermuda Insurance Ltd. and ACE Capital Title Reinsurance Company (Incorporated by reference to exhibit 10.20 of Form 10-Q for the quarter ended June 30, 2004)
10.31	Assured Guaranty Ltd. Replacement Award Plan (Incorporated by reference to exhibit 10.21 of Form 10-Q for the quarter ended June 30, 2004)*
10.32	Assured Guaranty Ltd. Replacement Award Plan Trust (Incorporated by reference to exhibit 10.22 of Form 10-Q for the quarter ended June 30, 2004)*
10.33
Standby letter of credit agreement between Assured Guaranty Ltd., Assured Guaranty Re Overseas Ltd., Assured Guaranty Re International Ltd. and Keybank National Association (Incorporated by reference to exhibit 10.7 of Form 10-Q for the quarter ended September 30, 2004)
10.34	Non-Qualified Stock Option Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2004)*

10.35	Non-Qualified Stock Option Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to exhibit 10.2 of Form 10-Q for the quarter ended September 30, 2004)*
10.36
Restricted Stock Agreement for Outside Directors under Assured Guaranty Ltd. 2004 Long Term Incentive Plan (Incorporated by reference to exhibit 10.3 of Form 10-Q for the quarter ended September 30, 2004)*
10.37
Restricted Stock Unit Agreement for Outside Directors under Assured Guaranty Ltd. 2004 Long Term Incentive Plan (Incorporated by reference to exhibit 10.4 of Form 10-Q for the quarter ended September 30, 2004)*
10.38	Restricted Stock Agreement under Assured Guaranty Ltd. 2004 Long Term Incentive Plan (Incorporated by reference to exhibit 10.5 of Form 10-Q for the quarter ended September 30, 2004)*
10.39	Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long Term Incentive Plan (Incorporated by reference to exhibit 10.6 of Form 10-Q for the quarter ended September 30, 2004)*
10.40	Assured Guaranty Ltd. Employee Stock Purchase Plan*
10.41	Letter Agreement between Robin Conner and Assured Guaranty Corp.*
10.42	Directors Compensation Summary
10.43	Summary of Annual Compensation
14.1	Code of Conduct
21.1	Subsidiaries of the registrant
23.1	Accountants Consent
31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Assured Guaranty Corp. 2004 Consolidated Financial Statements

*
Management contract or compensatory plan

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSURED GUARANTY LTD.
By:	/s/ DOMINIC J. FREDERICO Name: Dominic J. Frederico Title: President and Chief Executive Officer

Date: March 22, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ DONALD KRAMER Donald Kramer	Chairman of the Board; Director	March 22, 2005
/s/ DOMINIC J. FREDERICO Dominic J. Frederico	President and Chief Executive Officer; Director	March 22, 2005
/s/ ROBERT B. MILLS Robert B. Mills	Chief Financial Officer (Principal Financial and Accounting Officer)	March 22, 2005
/s/ NEIL BARON Neil Baron	Director	March 22, 2005
/s/ G. LAWRENCE BUHL G. Lawrence Buhl	Director	March 22, 2005
/s/ STEPHEN A. COZEN Stephen A. Cozen	Director	March 22, 2005
/s/ JOHN G. HEIMANN John G. Heimann	Director	March 22, 2005
/s/ PATRICK W. KENNY Patrick W. Kenny	Director	March 22, 2005
/s/ WALTER A. SCOTT Walter A. Scott	Director	March 22, 2005

Report of Independent Registered Public Accounting Firm
on
Financial Statement Schedules

To the Board of Directors
of Assured Guaranty Ltd.:

        Our audits of the consolidated financial statements referred to in our report dated March 9, 2005 appearing in the December 31, 2004 Annual Report to Shareholders of Assured Guaranty Ltd. on Form 10-K also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
New York, NY
March 9, 2005

Schedule II
Assured Guaranty Ltd. (Parent Company)
Condensed Balance Sheets

	As of December 31,
	2004	2003
	(in thousands of U.S. dollars)
Assets
Investments in subsidiaries and affiliates on equity basis	$1,511,778	$1,512,056
Short-term investments, at cost which approximates fair value	75	—
Other assets	19,630	12

Total assets	$1,531,483	$1,512,068

Liabilities and shareholders' equity
Liabilities
Other liabilities	$3,871	$—

Total liabilities	3,871	—

Shareholders' equity
Common stock	757	—
Treasury stock	(7,850)	—
Additional paid-in capital	894,219	1,122,043
Unearned stock grant compensation	(6,729)	—
Retained earnings	568,255	390,025
Accumulated other comprehensive income	78,960	—

Total shareholders' equity	1,527,612	1,512,068

Total liabilities and shareholders' equity	$1,531,483	$1,512,068

Schedule II
Assured Guaranty Ltd. (Parent Company)
Condensed Statements of Operations
For the year ended December 31, 2004 and the period
from August 21, 2003 (date of incorporation) through December 31, 2003

	2004	2003
	(in thousands of U.S. dollars)
Revenues
Equity in earnings of subsidiaries	$198,208	$—

Total revenues	198,208	—

Expenses
Other operating expenses	14,020	—
Interest expense	2,152	—

Total expenses	16,172	—

Income before benefit for income taxes	182,036	—
Total benefit for income taxes	(752)	—

Net income	$182,788	$—

Schedule II
Assured Guaranty Ltd. (Parent Company)
Condensed Statements of Cash Flows
For the year ended December 31, 2004 and the period
from August 21, 2003 (date of incorporation) through December 31, 2003

	2004	2003
	(in thousands of U.S. dollars)
Net cash flows used in operating activities	$(2,367)	$—

Cash flows from investing activities
Dividends received from subsidiaries	12,986	—
Other	(75)	—

Net cash flows provided by investing activities	12,911	—

Financing activities
Dividends paid	(4,558)	—
Repurchases of common stock	(5,986)	—

Net cash flows used in financing activities	(10,544)	—
Effect of exchange rate changes	—	—

Increase/(decrease) in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

Schedule III—Supplementary Insurance Information

	DAC	UPR	Loss reserves	Premiums written	Premiums earned	Loss and loss adjustment Expenses	Net Investment Income	Acquisition Costs	Other Operating Expenses(3)
	As of December 31, 2004			For the Year Ended December 31, 2004
	(in millions of U.S. dollars)(1)
Financial guaranty direct	12.8	23.6	19.9	80.8	88.8	14.8	7.8	4.5	15.8
Financial guaranty reinsurance	163.7	447.9	78.8	160.3	114.4	15.4	76.7	38.8	28.5
Mortgage guaranty	8.8	45.4	11.2	24.4	33.7	(11.9)	10.3	3.7	8.3
Other	1.1	4.4	116.6	(74.6)	(48.9)	(50.3)	—	3.9	3.9

Total	186.4	521.3	226.5	190.9	187.9	(32.0)	94.8	50.9	56.5

	As of December 31, 2003			For the Year Ended December 31, 2003
Financial guaranty direct	1.2	29.5	29.9	71.1	70.2	16.3	11.8	2.2	8.9
Financial guaranty reinsurance	157.3	407.7	72.8	163.1	92.9	25.7	44.1	33.6	12.0
Mortgage guaranty	6.4	55.1	24.1	24.4	27.6	(0.7)	11.4	4.1	4.2
Other	13.8	133.1	395.7	90.6	120.2	103.3	29.0	25.0	15.9

Total	178.7	625.4	522.6	349.2	310.9	144.6	96.3	64.9	41.0

	As of December 31, 2002			For the Year Ended December 31, 2002
Financial guaranty direct	0.7	12.7	26.0	47.4	43.9	25.4	7.3	2.4	5.5
Financial guaranty reinsurance	135.7	327.6	47.2	84.6	79.3	5.3	45.1	29.0	9.9
Mortgage guaranty	6.3	75.6	28.7	47.6	45.3	8.9	19.2	8.0	5.7
Other	14.6	197.4	356.9	237.6	78.9	80.6	25.6	9.0	9.9

Total	157.3	613.3	458.8	417.2	247.4	120.3	97.2	48.4	31.0

(1)
Some amounts may not foot due to rounding.

(2)
Prior year segment amounts have been restated to reflect current year operating expense allocations for comparability purposes.

(3)
Excludes $11.3 million of operating expenses, included in other operating expenses on the consolidated statements of operation and comprehensive income, related to the accelerated vesting of stock awards at the IPO date.

Schedule IV—Reinsurance

Net Earned Premiums

	For the Year Ended December 31, 2004
Type of Business:	Direct	Ceded	Assumed	Net	Percentage of assumed to net
	(in millions of U.S. dollars)(1)
Financial guaranty	$96.2	$5.8	$118.6	$209.1	56.7%
Mortgage guaranty	—	0.4	34.1	33.7	101.2%
Title	—	0.6	3.8	3.2	118.8%
Life	—	3.4	3.4	—	NMF
Other	—	96.9	38.8	(58.1)	NMF

	$96.2	$107.1	$198.7	$187.9	105.7%
	For the Year Ended December 31, 2003
Financial guaranty	$133.8	$9.8	$100.8	$224.8	44.8%
Mortgage guaranty	—	0.4	28.0	27.6	101.4%
Title	—	0.3	11.0	10.7	102.8%
Life	—	4.5	4.4	(0.1)	NMF
Other	0.1	11.3	59.1	47.9	123.4%

	$133.9	$26.3	$203.3	$310.9	65.4%
	For the Year Ended December 31, 2002
Financial guaranty	$129.6	$18.5	$96.2	$207.3	46.4%
Mortgage guaranty	—	1.2	46.5	45.3	102.6%
Title	—	0.2	7.5	7.3	102.7%
Life	—	23.9	(8.3)	(32.2)	25.8%
Other	—	12.8	32.6	19.8	164.6%

	$129.6	$56.7	$174.6	$247.4	70.6%

(1)
Some amounts may not foot due to rounding.

NMF
= Not meaningful

Schedule V—Valuation and Qualifying Accounts

        Valuation and qualifying accounts for the years ended December 31, 2004, 2003 and 2002 are as follows:

		Balance at beginning of year	Charged to Expense/Deduction	Balance at end of year
		(in millions of U.S. dollars)
2004	Tax valuation allowance	$7.0	$—	$7.0
	Allowance for Uncollectible Reinsurance	21.1	—	21.1

	Total	$28.1	$—	$28.1

2003	Tax valuation allowance	$7.0	$—	$7.0
	Allowance for Uncollectible Reinsurance	—	21.1	21.1

	Total	$7.0	$21.1	$28.1

2002	Tax valuation allowance	$7.0	$—	$7.0
	Allowance for Uncollectible Reinsurance	—	—	—

	Total	$7.0	$—	$7.0

QuickLinks

Securities registered pursuant to Section 12(g) of the Act: None
DOCUMENTS INCORPORATED BY REFERENCE
FORWARD-LOOKING STATEMENTS
TABLE OF CONTENTS
PART I
Gross Written Premiums By Segment
Net Par Outstanding By Product Line
Structured Finance Gross Par Written by Bond Type
Structured Finance Net Par Outstanding by Bond Type
Ten Largest Structured Finance Exposures
Public Finance Gross Par Written by Bond Type
Public Finance Net Par Outstanding by Bond Type
Ten Largest Public Finance Exposures
Financial Guaranty Portfolio by Internal Rating
Financial Guaranty Portfolio by Geographic Area
Financial Guaranty Portfolio by Issue Size
Financial Guaranty Portfolio by Source
Mortgage Guaranty Risk In Force By Geographic Region
Mortgage Guaranty Risk In Force By Treaty Type
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO FINANCIAL STATEMENTS ASSURED GUARANTY LTD.
Report of Independent Registered Public Accounting Firm
Assured Guaranty Ltd. Consolidated Balance Sheets (in thousands of U.S. dollars except per share and share amounts)
Assured Guaranty Ltd. Consolidated Statements of Operations and Comprehensive Income (in thousands of U.S. dollars except per share amounts)
Assured Guaranty Ltd. Consolidated Statements of Shareholders' Equity For the years ended December 31, 2004, 2003 and 2002 (in thousands of U.S. dollars)
Assured Guaranty Ltd. Consolidated Statements of Cash Flows (in thousands of U.S. dollars)
Assured Guaranty Ltd. Notes to Consolidated Financial Statements December 31, 2004, 2003 and 2002
CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2004
CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2003
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2004
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2003
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2002
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2004
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2003
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2002
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
Report of Independent Registered Public Accounting Firm on Financial Statement Schedules
Schedule II Assured Guaranty Ltd. (Parent Company) Condensed Balance Sheets
Schedule II Assured Guaranty Ltd. (Parent Company) Condensed Statements of Operations For the year ended December 31, 2004 and the period from August 21, 2003 (date of incorporation) through December 31, 2003
Schedule II Assured Guaranty Ltd. (Parent Company) Condensed Statements of Cash Flows For the year ended December 31, 2004 and the period from August 21, 2003 (date of incorporation) through December 31, 2003
Schedule IV—Reinsurance
Net Earned Premiums
Schedule V—Valuation and Qualifying Accounts