Form 10-Q
period 2005-03-31
ASSURED GUARANTY LTD
filed 2005-05-12
CIK 1273813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

transition Period from                        to

Commission File No. 001-32141

ASSURED GUARANTY LTD.

(Exact name of registrant as specified in its charter)

Bermuda	98-0429991
(State or other jurisdiction of incorporation)	(I.R.S. employer identification no.)

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

YES  ☐    NO  ☒

The number of registrant’s Common Shares ($0.01 par value) outstanding as of May 1, 2005 was 74,980,919.

ASSURED GUARANTY LTD.

INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:
Consolidated Balance Sheets as of March 31, 2005 (unaudited) and December 31, 2004
Consolidated Statements of Operations and Comprehensive Income (unaudited) for the Three Months Ended March 31, 2005 and 2004
Consolidated Statements of Shareholders’ Equity (unaudited) for the Three Months Ended March 31, 2005
Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2005 and 2004
Notes to Consolidated Financial Statements (unaudited)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Assured Guaranty Ltd.
Consolidated Balance Sheets
(in thousands of U.S. dollars except per share and share amounts)

(Unaudited)

	March 31,	December 31,
	2005	2004

Assets
Fixed maturity securities, at fair value (amortized cost: $2,021,248 in 2005 and $1,873,450 in 2004)	$2,083,399	$1,965,051
Short-term investments, at cost which approximates fair value	63,528	175,837
Total investments	2,146,927	2,140,888
Cash and cash equivalents	21,723	16,978
Accrued investment income	23,130	21,924
Deferred acquisition costs	192,199	186,354
Prepaid reinsurance premiums	14,280	15,204
Reinsurance recoverable on ceded losses	118,332	120,220
Premiums receivable	42,732	40,819
Goodwill	85,417	85,417
Unrealized gains on derivative financial instruments	46,973	43,901
Other assets	17,965	22,306
Total assets	$2,709,678	$2,694,011

Liabilities and shareholders’ equity
Liabilities
Unearned premium reserves	$548,735	$521,271
Reserves for losses and loss adjustment expenses	218,425	226,503
Profit commissions payable	43,881	61,671
Reinsurance balances payable	28,999	25,112
Deferred income taxes	39,828	40,053
Funds held by Company under reinsurance contracts	52,399	50,768
Long-term debt	197,323	197,356
Other liabilities	42,418	43,665
Total liabilities	1,172,008	1,166,399
Commitments and contingencies
Shareholders’ equity
Common stock ($0.01 par value, 500,000,000 shares authorized; 75,198,075 and 75,678,792 shares issued and outstanding in 2005 and 2004)	752	757
Treasury stock held in trust, at cost (436,000 shares outstanding)	(7,850)	(7,850)
Additional paid-in capital	888,951	894,219
Unearned stock grant compensation	(11,228)	(6,729)
Retained earnings	610,329	568,255
Accumulated other comprehensive income	56,716	78,960
Total shareholders’ equity	1,537,670	1,527,612
Total liabilities and shareholders’ equity	$2,709,678	$2,694,011

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Consolidated Statements of Operations and Comprehensive Income
(in thousands of U.S. dollars except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues
Gross written premiums	$78,097	$(1,544)
Ceded premiums	(1,628)	(5,327)
Net written premiums	76,469	(6,871)
(Increase) decrease in net unearned premium reserves	(28,379)	93,538
Net earned premiums	48,090	86,667
Net investment income	23,132	24,385
Net realized investment gains	1,791	1,182
Unrealized gains on derivative financial instruments	3,072	7,349
Other income	283	532
Total revenues	76,368	120,115

Expenses
Loss and loss adjustment expenses	(9,396)	23,668
Profit commission expense	987	5,486
Acquisition costs	10,216	13,108
Other operating expenses	14,508	12,621
Goodwill impairment	—	1,645
Interest expense	3,296	1,434
Total expenses	19,611	57,962

Income before provision for income taxes	56,757	62,153
Provision for income taxes
Current	5,083	2,179
Deferred	7,326	13,081
Total provision for income taxes	12,409	15,260
Net income	44,348	46,893
Other comprehensive income, net of taxes
Unrealized holding (losses) gains on fixed maturity securities arising during the year	(20,638)	14,845
Reclassification adjustment for realized (gains) losses included in net income	(1,501)	3,375
Change in net unrealized gains on fixed maturity securities	(22,139)	18,220
Comprehensive income	$22,209	$65,113

Earnings per share:
Basic	$0.60	$0.63
Diluted	$0.59	$0.63
Dividends per share	$0.03	$—

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Consolidated Statements of Shareholders’ Equity
For the Three Months Ended March 31, 2005
(in thousands of U.S. dollars except per share amounts)

(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Unearned Stock Grant Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, January 1, 2005	$757	$(7,850)	$894,219	$(6,729)	$568,255	$78,960	$1,527,612
Net income	—	—	—	—	44,348	—	44,348
Dividends ($0.03 per share)	—	—	—	—	(2,274)	—	(2,274)
Restricted stock issuance, net	3	—	5,862	—	—	—	5,865
Common stock repurchases	(8)	—	(15,189)	—	—	—	(15,197)
Tax benefit for options exercised	—	—	4,059	—	—	—	4,059
Cash flow hedge, net of tax of $(56)	—	—	—	—	—	(105)	(105)
Unrealized loss on fixed maturity securities, net of tax of $(7,507)	—	—	—	—	—	(22,139)	(22,139)
Unearned stock grant compensation, net	—	—	—	(4,499)	—	—	(4,499)
Balance, March 31, 2005	$752	$(7,850)	$888,951	$(11,228)	$610,329	$56,716	$1,537,670

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Consolidated Statements of Cash Flows
(in thousands of U.S. dollars)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Operating activities
Net income	$44,348	$46,893
Adjustments to reconcile net income to net cash flows provided by operating activities:
Non-cash interest and operating expenses	1,493	932
Net amortization of premium on fixed maturity securities	1,673	2,797
Goodwill impairment	—	1,645
Provision for deferred income taxes	7,326	13,081
Net realized investment gains	(1,791)	(1,182)
Change in unrealized gains on derivative financial instruments	(3,072)	(7,349)
Change in deferred acquisition costs	(5,845)	(7,594)
Change in accrued investment income	(1,206)	(544)
Change in premiums receivable	(1,913)	28,864
Change in due from affiliate	—	115,000
Change in prepaid reinsurance premiums	924	(6,038)
Change in unearned premium reserves	27,464	(87,499)
Change in reserves for losses and loss adjustment expenses, net	(2,303)	(75,303)
Change in profit commissions payable	(17,790)	(14,432)
Change in value of reinsurance business assumed	—	2,311
Change in funds held by Company under reinsurance contracts	1,631	(346)
Other	6,242	1,168
Net cash flows provided by operating activities	57,181	12,404

Investing activities
Fixed maturity securities:
Purchases	(317,195)	(172,821)
Sales	169,515	179,638
Maturities	—	160
Sales (purchases) of short-term investments, net	112,309	(16,838)
Net cash flows used in investing activities	(35,371)	(9,861)

Financing activities
Repurchases of common stock	(14,740)	—
Dividends paid	(2,274)	—
Net cash flows used in financing activities	(17,014)	—
Effect of exchange rate changes	(51)	1,346
Increase in cash and cash equivalents	4,745	3,889
Cash and cash equivalents at beginning of period	16,978	32,365
Cash and cash equivalents at end of period	$21,723	$36,254

Supplementary cash flow information
Cash paid during the period for:
Income taxes	$—	$6,802

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements

March 31, 2005

(Unaudited)

1.  Business and Organization

On April 28, 2004, subsidiaries of ACE Limited (“ACE”), completed an initial public offering (“IPO”) of 49,000,000 of their 75,000,000 common shares, par value $0.01 per share, of Assured Guaranty Ltd. (the “Company”), formerly AGC Holdings Ltd.  Assured Guaranty Ltd.’s common shares are traded on the New York Stock Exchange under the symbol “AGO”. The IPO raised approximately $840.1 million in net proceeds, all of which went to the selling shareholders.  As part of the IPO, the Company and ACE entered into various agreements which govern various settlement issues.  As part of these agreements all pre-IPO intercompany receivables and payables were settled with ACE on June 10, 2004.  In connection with the IPO, the following transactions took place:

•                  On April 15, 2004 Assured Guaranty Re Overseas Ltd. (“AGRO”)  (an indirect subsidiary of Assured Guaranty Ltd.)  sold 100% of the common stock of its subsidiary, ACE Capital Title Reinsurance Company (“ACTR”), to ACE Bermuda Insurance Ltd., a subsidiary of ACE, for $39.8 million. There was no gain or loss associated with the sale.

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

Financial guaranty insurance provides an unconditional and irrevocable guaranty that protects the holder of a financial obligation against non-payment of principal and interest when due. Financial guaranty insurance may be issued to the holders of the insured obligations at the time of issuance of those obligations, or may be issued in the secondary market to holders of public bonds and structured securities.  A loss event occurs upon existing or anticipated credit deterioration, while a payment under a policy occurs when the insured obligation defaults.  This requires the Company to pay the required principal and interest when due in accordance with the underlying contract.  The principal types of obligations covered by the Company’s financial guaranty direct and financial guaranty assumed reinsurance businesses are structured finance obligations and public finance obligations. Because both businesses involve similar risks, the Company analyzes and monitors its financial guaranty direct portfolio and financial guaranty assumed reinsurance portfolio on a combined basis.

Mortgage guaranty insurance is a specialized class of credit insurance that provides protection to mortgage lending institutions against the default of borrowers on mortgage loans that, at the time of the advance, had a loan to value in excess of a specified ratio. Reinsurance in the mortgage guaranty insurance industry is used to increase the insurance capacity of the ceding company, to assist the ceding company in meeting applicable regulatory and rating agency requirements, to augment the financial strength of the ceding company, and to manage the ceding company’s risk profile.   The Company provides mortgage guaranty protection on an excess of loss basis.

The Company has participated in several lines of business that are reflected in its historical financial statements but that the Company has exited in connection with the IPO, including equity layer credit protection, trade credit reinsurance, title reinsurance, life, accident and health and auto residual value reinsurance.  These lines of business make up the Company’s other segment.

2.  Basis of Presentation

The unaudited interim consolidated financial statements, which include the accounts of the Company, have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial condition, results of operations and cash flows for the periods presented.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. These unaudited interim consolidated financial statements cover the three-month period ended March 31, 2005 and the three-month period ended March 31, 2004. Operating results for the three-month periods ended March 31, 2005 and 2004 are not necessarily indicative of the results that may be expected for a full year.  Certain items in the prior year consolidated financial statements have been reclassified to conform with the current period presentation. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

Amounts presented prior to April 28, 2004, the IPO date, were prepared on an historical combined basis, since Assured Guaranty Ltd. and its subsidiaries were included in the results of ACE. However, since the entities are the same for all periods presented, the financial statements have been prepared and reported on a consolidated basis.  This presentation has no impact on the Company’s results of operations or financial condition. Certain expenses reflected in the March 31, 2004 consolidated financial statements include allocations of corporate expenses incurred by ACE, related to general and administrative services provided to the Company, including tax consulting and preparation services, internal audit services and liquidity facility costs.

Certain of the Company’s subsidiaries are subject to U.S. income tax.  The provision for income taxes is calculated in accordance with Statement of Financial Accounting Standards (“FAS”) FAS No. 109, “Accounting for Income Taxes”.  The Company’s provision for income taxes for interim financial periods is not based on an estimated annual effective rate due to the variability in changes in fair value of its derivative financial instruments.  A discrete calculation of the provision is calculated for each interim period.  The Company’s tax sharing agreement is further discussed in Note 9.

3.  Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FAS No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”). FAS 123R replaces FAS No.123, “Accounting for Stock-Based Compensation” (“FAS 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). As permitted by FAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation expense for employee stock options. Accordingly, the adoption of FAS 123R’s fair value method will impact the Company’s results of operations, although it will have no impact on its overall financial position. The impact of adoption of FAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted FAS 123R in prior periods, the impact of that standard would have approximated the impact of FAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 7. FAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in the First Quarter 2005 and First Quarter 2004 for such excess tax deductions were $4.1 million and $5.4 million, respectively. In April 2005, the Securities and Exchange Commission delayed the effective date for adoption of FAS 123R for the Company until January 1, 2006.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairments and its Application to Certain Investments” (“EITF 03-1”), which provides guidance on recognizing other-than-temporary impairments on several types of investments including debt securities classified as held-to-maturity and available-for-sale under FAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”.  In September 2004, FASB Staff Position (“FSP”) EITF Issue 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” was issued, delaying the effective date for the recognition and measurement guidance of EITF 03-1, as contained in paragraphs 10-20, until certain implementation issues are addressed and a final FSP providing implementation guidance is issued. The disclosure requirements of the consensus remain in effect. The Company will continue to monitor this project and, once the final FSP is issued, will evaluate its potential effects on its results of operations.

4.  Reinsurance

To limit its exposure on assumed risks, at the time of the IPO, the Company entered into certain proportional and non-proportional retrocessional agreements with other insurance companies, primarily subsidiaries of ACE, to cede a portion of the risk underwritten by the Company. The Company has also entered into other reinsurance agreements with non-affiliated companies.

In the event that any or all of the reinsurers are unable to meet their obligations, the Company would be liable for such defaulted amounts. Direct, assumed, and ceded reinsurance amounts were as follows:

	Three Months Ended March 31,
	2005	2004
	(in thousands of U.S. dollars)
Premiums Written
Direct	$23,755	$(91,043)
Assumed	54,342	89,499
Ceded	(1,628)	(5,327)
Net	$76,469	$(6,871)

Premiums Earned
Direct	$21,230	$17,512
Assumed	29,412	71,674
Ceded	(2,552)	(2,519)
Net	$48,090	$86,667

Loss and Loss Adjustment Expenses
Direct	$(2,067)	$(8,523)
Assumed	(9,189)	33,211
Ceded	1,860	(1,020)
Net	$(9,396)	$23,668

During First Quarter 2005 the Company recovered $6.8 million relating to a reinsurance claim incurred in 1998 and 1999.  This recovery was received in connection with the completion of two settlements and is shown in the statements of operations and comprehensive income in loss and loss adjusted expenses.  Recovery efforts relating to this and other claims are continuing. In addition, the Company recovered $1.1 million relating to its equity layer credit protection business. These recoveries are the primary driver of the $(9.4) million of net loss and loss adjustment expenses.

In 2004, net premiums written, net earned premiums and net loss and loss adjustment expenses (“LAE”) were impacted $(97.8) million, $41.3 million and $(19.0) million, respectively, from the close out of transaction types the Company no longer participates in.

Reinsurance recoverable on ceded losses and LAE as of March 31, 2005 and December 31, 2004 are $118.3 million and $120.2 million, respectively and are all related to our other segment. Of these amounts, $96.0 million and $97.8 million, respectively, relate to reinsurance agreements with ACE.

For three months ended March 31, 2005, $22.2 million, $10.7 million and $4.6 million of our gross written premiums was ceded by Financial Security Assurance Inc. (“FSA”), Ambac Assurance Corporation (“Ambac”) and MBIA Insurance Corporation (“MBIA”), respectively.  For three months ended March 31, 2004, $28.1 million, $11.2 million and $9.9 million of our gross written premiums was ceded by FSA, Ambac and MBIA, respectively.

5.  Commitments and Contingencies

Lawsuits arise in the ordinary course of the Company’s business. It is the opinion of the Company’s management, based upon the information available, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the Company’s financial position, results of operations or liquidity, although an adverse resolution of a number of these items could have a material adverse effect on the Company’s results of operations or liquidity in a particular quarter or fiscal year.

In April, Assured Guaranty Corp. (“AGC”) received a Notice of Order to Preserve (“Order”) from the Office of the Commissioner of Insurance, State of Georgia (“Commissioner”). The Order was directed to “ACE Limited, and all affiliates” and requires the preservation of documents and other items related to “finite insurance” and a broad group of other insurance and reinsurance agreements. Also in April, AGC, and numerous other insurers, received a subpoena from the Commissioner related to the “initial phase” of the Commissioner's investigation into “finite-risk” transactions. The subpoena requests information on AGC's assumed and ceded reinsurance contracts in force during 2004.  AGC is cooperating with the Commissioner.

In the ordinary course of their respective businesses, certain of the Company’s subsidiaries assert claims in legal proceedings against third parties to recover losses paid in prior periods.  The amounts, if any, the Company will recover in these proceedings are uncertain, although recoveries in any one or more of these proceedings during any quarter or fiscal year could be material to the Company’s results of operations in that particular quarter or fiscal year.  See Note 4 for information on a reinsurance recovery due to the Company’s legal proceedings against third parties.

The Company is party to reinsurance agreements with most of the major monoline primary financial guaranty insurance companies. The Company’s facultative and treaty agreements are generally subject to termination (i) upon written notice (ranging from 90 to 120 days) prior to the specified deadline for renewal, (ii) at the option of the primary insurer if the Company fails to maintain certain financial, regulatory and rating agency criteria which are equivalent to or more stringent than those the Company is otherwise required to maintain for its own compliance with state mandated insurance laws and to maintain a specified financial strength rating for the particular insurance subsidiary or (iii) upon certain changes of control of the Company. Upon termination under the conditions set forth in (ii) and (iii) above, the Company may be required (under some of its reinsurance agreements) to return to the primary insurer all statutory unearned premiums, less ceding commissions, attributable to reinsurance ceded pursuant to such agreements. Upon the occurrence of the conditions set forth in (ii) above, whether or not an agreement is terminated, the Company may be required to obtain a letter of credit or alternative form of security to collateralize its obligation to perform under such agreement or it may be obligated to increase the level of ceding commission paid.

6.  Long-Term Debt and Credit Facilities

The Company’s unaudited interim consolidated financial statements  include long-term debt used to fund the Company’s insurance operations, and related interest expense, as described below.

Senior Notes

On May 18, 2004, Assured Guaranty US Holdings Inc., a subsidiary of the Company, issued $200.0 million of 7.0% Senior Notes due 2034 for net proceeds of $197.3 million. The proceeds of the offering were used to repay a $200.0 million promissory note issued to a subsidiary of ACE in April 2004 as part of the IPO related formation transactions.  The coupon on the Senior Notes is 7.0%, however, the effective rate will be approximately 6.4%, taking into account the effect of a cash flow hedge executed by the Company in March 2004.  The Company recorded interest expense of $3.3 million, including $0.2 million of amortized gain on the cash flow hedge, for the three-month period ended March 31, 2005.  These Senior Notes are fully and unconditionally guaranteed by Assured Guaranty Ltd.

Credit Facilities

On April 29, 2004, the Company entered into a $250.0 million unsecured credit facility (“$250.0 million credit facility”) to replace its general corporate purpose credit facilities, with a syndicate of banks, for which ABN AMRO Incorporated and Bank of America are acting as co-arrangers. Each of Assured Guaranty Ltd., AGC and Assured Guaranty (UK) Ltd. (“AG (UK)”), is a party, as borrower. The $250.0 million credit facility was a 364-day facility and any amounts outstanding under the facility at its expiration will be due and payable one year following the facility’s expiry. Under the $250.0 million credit facility, AGC can borrow up to $250.0 million, Assured Guaranty Ltd. has a borrowing limit not to exceed $50.0 million, and Assured Guaranty (UK) Ltd. has a borrowing limit not to exceed $12.5 million.  As of March 31, 2005 and December 31, 2004, no amounts had been drawn under this credit facility. The $250.0 million credit facility has been replaced by the $300.0 million credit facility discussed below.

As of December 31, 2004, the Company was party to a $175.0 million non-recourse credit facility with a syndicate of banks. This facility was specifically designed to provide rating agency qualified capital to further support the Company’s claim paying resources. This agreement is due to expire December 2010.  As of March 31, 2005 and December 31, 2004, no amounts had been drawn under this credit facility.

On November 8, 2004 Assured Guaranty Ltd., Assured Guaranty Re International Ltd. (“AGRI”) and AGRO entered into a standby letter of credit agreement (the “LOC Agreement”) with KeyBank National Association (“KeyBank”).   Under the LOC Agreement, KeyBank has agreed to issue up to $50.0 million in letters of credit on the Company’s behalf.  The obligations of Assured Guaranty Ltd., AGRI and AGRO under the LOC Agreement are joint and several.  The letters of credit will be used to satisfy AGRI’s or AGRO’s obligations under certain reinsurance agreements and for general corporate purposes. The LOC Agreement contains covenants that limit debt, liens, guaranties, loans and investments, dividends, liquidations, mergers, consolidations, acquisitions, sales of assets or subsidiaries and affiliate transactions.  Most of these restrictions are subject to certain minimum thresholds and exceptions. The LOC Agreement also contains financial covenants that require the Company: (i) to maintain the ratio of consolidated debt to total capitalization at not greater than 0.30 to 1.0; (ii) to maintain consolidated net worth of at least seventy-five percent (75%) of its consolidated net worth as of June 30, 2004; and (iii) to maintain the consolidated interest coverage ratio for any test period ending on the last day of a fiscal quarter at not less than 2.50 to 1.0. In addition, the LOC Agreement provides that the obligations of KeyBank to issue letters of credit may be terminated, and the Company’s obligations under the agreement may be accelerated, upon an event of default.  As of March 31, 2005 and December 31, 2004, no amounts were payable under any letter of credit issued under this facility. The LOC Agreement was replaced by the $300.0 million credit facility discussed below.

On April 15, 2005, Assured Guaranty Ltd. and certain of its subsidiaries entered into a $300.0 million three-year unsecured revolving credit facility (the “$300.0 million credit facility”) with a syndicate of banks, for which ABN AMRO Incorporated and Bank of America, N.A. acted as lead arrangers and KeyBank National Association (“KeyBank”) acted as syndication agent.  Under the $300.0 million credit facility, each of AGC, AG (UK) and, subject to AGRI and AGRO entering into the guaranties discussed below, Assured Guaranty Ltd., AGRI and AGRO are entitled to request the banks to make loans to such borrower or to request that letters of credit be issued for the account of such borrower.

The $300.0 million credit facility is intended to replace (1) the $250.0 million credit facility and (2)  the LOC Agreement.  The $250.0 million credit facility was terminated as of the closing of the $300.0 million credit facility.  Under the LOC Agreement, KeyBank has issued two letters of credit, both on behalf of AGRO, with an aggregate stated amount of approximately $20.7 million.  The LOC agreement expired effective April 28, 2005. The parties to the LOC Agreement have agreed that no additional letters of credit would be issued, extended or renewed from and after the date of the closing of the $300.0 million credit facility and letters of credit that were outstanding on such date will, unless cancelled and surrendered by the respective beneficiaries thereof, remain outstanding until their respective stated expiration dates of December 31, 2005.

Of the $300.0 million available to be borrowed, no more than $100.0 million may be borrowed by Assured Guaranty Ltd., AGRI or AGRO, individually or in the aggregate, and no more than $12.5 million may be borrowed by AG (UK).  The stated amount of all outstanding letters of credit and the amount of all unpaid drawings in respect of all letters of credit cannot, in the aggregate, exceed $100.0 million.

The proceeds of the loans and letters of credit are to be used for the working capital and other general corporate purposes of the borrowers and to support reinsurance transactions.

At the closing of the $300.0 million credit facility, (i) AGC guaranteed the obligations of AG (UK) under such facility, (ii) Assured Guaranty Ltd. guaranteed the obligations of AGRI and AGRO under such facility and agreed that, if the Company Consolidated Assets (as defined in the related credit agreement) of AGC and its subsidiaries were to fall below $1.2 billion, it would, within 15 days, guarantee the obligations of AGC and AG (UK) under such facility and (iii) Assured Guaranty Overseas US Holdings Inc., as a Material Non-AGC Subsidiary (as defined in the related credit agreement), guaranteed the obligations of Assured Guaranty Ltd., AGRI and AGRO under such facility.  It was further agreed that none of Assured Guaranty Ltd., AGRI or AGRO would be able to borrow under the $300.0 million credit facility until AGRI and AGRO, as Material Non-AGC Subsidiaries, have both guaranteed the obligations of the other and of Assured Guaranty Ltd. under such facility.

The $300.0 million credit facility’s financial covenants require that Assured Guaranty Ltd. (a) maintain a minimum net worth of $1.2 billion, (b) maintain an interest coverage ratio of at least 2.5:1, and (c) maintain a maximum debt-to-capital ratio of 30%.  In addition, the $300.0 million credit facility requires that AGC: (x) maintain qualified statutory capital of at least 80% of its statutory capital as of the fiscal quarter prior to the closing date of the facility and (y) maintain a ratio of aggregate net par outstanding to qualified statutory capital of not more than 150:1.  Furthermore, the $300.0 million credit facility contains restrictions on Assured Guaranty Ltd. and its subsidiaries, including, among other things, in respect of their ability to incur debt, permit liens, become liable in respect of guaranties, make loans or investments, pay dividends or make distributions, dissolve or become party to a merger, consolidation or acquisition, dispose of assets or enter into affiliate transactions.  Most of these restrictions are subject to certain minimum thresholds and exceptions.  A default by one borrower will give rise to a right of the lenders to terminate the facility and accelerate all amounts then outstanding.

7. Employee Benefit Plans and Stock Based Compensation

Employee Benefit Plans

Prior to the IPO, Assured Guaranty Ltd.’s officers and employees participated in ACE’s long-term incentive plans providing options to purchase shares and restricted share unit awards.

Upon completion of the IPO, any unvested options to purchase ACE ordinary shares granted to the Company’s officers or employees under the ACE employee long term incentive plan immediately vested and any unvested restricted ACE ordinary shares were forfeited. These officers and employees generally had 90 days from the date of the IPO to exercise any vested options to acquire ACE ordinary shares. The acceleration of vesting of options to purchase ordinary shares resulted in a pre-tax charge to the Company of approximately $3.5 million.  Based upon a price of $42.79 per ACE ordinary share, the Company incurred a pre-tax charge of $7.8 million and contributed cash in the same amount to fund a trust, with a trustee, for the value of the restricted ACE ordinary shares forfeited by all of the Company’s officers and employees. These pre-tax charges took place during Second Quarter 2004.  The trust purchased common shares of Assured Guaranty Ltd. and allocated to each such individual common shares having the approximate value of the ACE ordinary shares forfeited by such individual. Based on the initial public offering price of $18.00 per common share, the trust purchased approximately 436,000 common shares. This transaction is reported in shareholders’ equity as treasury stock and unearned stock grant compensation.  The common shares will be deliverable to each individual on the 18-month anniversary of the IPO so long as during that 18-month period the individual was not employed, directly or indirectly, by any designated financial guaranty company. (The forfeiture restriction has been waived for one former employee of the Company.)  Any forfeited common shares will be delivered to us. The trustees do not have any beneficial interest in the trust. Since completion of the IPO, the Company’s officers and employees are no longer eligible to participate in ACE’s

employee long-term incentive plans.   In connection with these events, Assured Guaranty received $4.5 million from ACE, for the book value of unrestricted compensation, which it recorded in unearned stock grant compensation, which is included in shareholders’ equity.

Stock Based Compensation

The Company accounts for stock-based compensation plans in accordance with APB 25 and related interpretations. No compensation expense for options is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. Pro forma information regarding net income and earnings per share is required by FAS 123. In December 2002, the FASB issued FAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“FAS 148”). FAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosure in both annual and interim financial statements regarding the method of accounting for stock-based compensation and the effect of the method used on reported results.

For restricted stock awards, the Company records the market value of the shares awarded at the time of the grant as unearned stock grant compensation and includes it as a separate component of shareholders’ equity. The unearned stock grant compensation is amortized into income ratably over the vesting period.

The following table outlines the Company’s net income, basic and diluted earnings per share for the three-month period ended March 31, 2005, had the compensation expense been determined in accordance with the fair value method recommended in FAS 123.

(in thousands of U.S. dollars, except per share amounts)	Three Months Ended March 31, 2005
Net income as reported	$44,348
Add: Stock-based compensation expense included in reported net income, net of income tax	1,208
Deduct: Compensation expense, net of income tax	2,307
Pro forma net income	$43,249

Basic Earnings Per Share:
As reported	$0.60
Pro forma	$0.58
Diluted Earnings Per Share:
As reported	$0.59
Pro forma	$0.58

Since the Company was a subsidiary of ACE during the three-month period ended March 31, 2004, management has determined that disclosing amounts related to these periods would not be meaningful, as the compensation expense determined under FAS 123 would be based on ACE’s ordinary share price.  The amount of stock-based compensation expense included in reported net income, net of income tax, was $0.4 million for the three months ended March 31, 2004.

8. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended March 31,
	2005	2004
	(in thousands of U.S. dollars except per share amounts)
Net income	$44,348	$46,893
Basic shares(1)	74,458	75,000
Effect of dilutive securities:
Stock awards	445	—
Diluted shares(1)(2)	74,903	75,000
Basic EPS	$0.60	$0.63
Diluted EPS	$0.59	$0.63

(1)               Since the shares held as treasury stock are required to be settled by delivery of employer stock, those shares are included in the calculation of basic and diluted EPS.

(2)               2004 shares based on shares outstanding immediately prior to the IPO.

9.  Tax Allocation Agreement

In connection with the IPO, the Company and ACE Financial Services Inc. (“AFS”)  entered into a tax allocation agreement, whereby the Company and AFS will make a  “Section 338 (h)(10)” election that will have the effect of increasing the tax basis of certain affected subsidiaries’ tangible and intangible assets to fair value.  Future tax benefits that the Company derives from the election will be payable to AFS when realized by the Company.

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

The Company recorded a $49.0 million reduction of its existing deferred tax liability, based on an estimate of the ultimate resolution of the Section 338(h)(10) election.  Under the tax allocation agreement, the Company estimates that as of the IPO date, it will pay $20.9 million to AFS and accordingly has established this amount as a liability, which is included in other liabilities on the balance sheet.   The difference, which is attributable to the change in the tax basis of certain liabilities for which there is no associated step-up in the tax basis of its assets and no amounts due to AFS, resulted in an increase to additional paid-in capital of $28.1 million during 2004.

10.  Segment Reporting

The Company has four principal business segments: (1) financial guaranty direct, which includes transactions whereby the Company provides an unconditional and irrevocable guaranty that indemnifies the holder of a financial obligation against non-payment of principal and interest when due, and includes credit support for credit default swaps; (2) financial guaranty reinsurance, which includes agreements whereby the Company is a reinsurer and agrees to indemnify a primary insurance company against part or all of the loss which the latter may sustain under a policy it has issued; (3) mortgage guaranty, which includes mortgage guaranty insurance and reinsurance whereby the Company provides protection against the default of borrowers on mortgage loans; and (4) other, which includes several lines of business in which the Company is no longer active, including trade credit reinsurance, title reinsurance, auto residual value reinsurance and the credit protection of equity layers of collateralized debt obligations (“CDOs”).

The Company does not segregate assets and liabilities at a segment level since management reviews and controls these assets and liabilities on a consolidated basis. The Company allocates operating expenses to each segment based on a comprehensive cost study.  The other segment received its proportional share of operating expenses up to the IPO date. From the IPO date, the other segment was not allocated operating expenses. Management uses underwriting gains and losses as the primary measure of each segment’s financial performance.

The following table summarizes the components of underwriting gain for each reporting segment:

	Three Months Ended March 31, 2005
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
Gross written premiums	$23.8	$34.0	$19.4	$0.9	$78.1
Net written premiums	23.1	34.0	19.4	—	76.5
Net earned premiums	20.4	23.0	4.6	—	48.1
Loss and loss adjustment expenses	(1.5)	(7.1)	0.2	(1.1)	(9.4)
Profit commission expense	—	—	1.0	—	1.0
Acquisition costs	1.5	8.1	0.5	—	10.2
Other operating expenses	9.4	4.4	0.7	—	14.5
Underwriting gain	$11.0	$17.6	$2.2	$1.1	$31.9

	Three Months Ended March 31, 2004
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
Gross written premiums	$25.6	$52.4	$14.0	$(93.6)	$(1.5)
Net written premiums	25.3	52.4	14.0	(98.5)	(6.9)
Net earned premiums	40.7	20.4	8.4	17.2	86.7
Loss and loss adjustment expenses	13.4	3.9	(1.2)	7.5	23.7
Profit commission expense	—	0.1	5.0	0.4	5.5
Acquisition costs	1.4	7.1	0.9	3.6	13.1
Other operating expenses	5.5	3.0	0.6	3.5	12.6
Underwriting gain	$20.4	$6.3	$3.1	$2.1	$31.9

The following is a reconciliation of total underwriting gain to income before provision for income taxes for the periods ended:

	Three Months Ended March 31,
	2005	2004
	(in millions of U.S. dollars)
Total underwriting gain	$31.9	$31.9
Net investment income	23.1	24.4
Net realized investment gains	1.8	1.2
Unrealized gains on derivative financial instruments	3.1	7.4
Other income	0.3	0.5
Goodwill impairment	—	(1.6)
Interest expense	(3.3)	(1.4)
Income before provision for income taxes	$56.8	$62.2

The following table provides the lines of businesses from which each of the Company’s four reporting segments derive their net earned premiums:

	Three Months Ended March 31,
	2005	2004
	(in millions of U.S. dollars)
Financial guaranty direct:
Financial guaranty direct	$20.4	$40.7

Financial guaranty reinsurance:
Public finance	11.0	12.6
Structured finance	12.0	7.8
Total	23.0	20.4

Mortgage guaranty:
Mortgage guaranty	4.6	8.4

Other:
Equity layer credit protection	—	5.4
Trade credit reinsurance	—	9.3
Title reinsurance	—	2.5
Total	—	17.2
Total net earned premiums	$48.1	$86.7

The Company’s other segment consists of certain non-core lines of business that the Company has stopped writing in connection with the IPO, including equity layer credit protection, trade credit reinsurance, title reinsurance, and auto residual value reinsurance. The Company manages these exited lines of business by focusing on the net earned premiums and the underwriting gain (loss).

The following table provides underwriting gain (loss) by line of business for the other segment.

	Three Months Ended March 31,
	2005	2004
	(in millions of U.S. dollars)
Underwriting gain (loss):
Equity layer credit protection	$1.1	$2.5
Trade credit reinsurance	—	1.4
Title reinsurance	—	0.7
Auto residual value reinsurance	—	(2.5)
Total	$1.1	$2.1

11. Subsidiary Information

                                                The following tables present the unaudited condensed consolidated financial information for Assured Guaranty Ltd, Assured Guaranty US Holdings Inc. and other subsidiaries as of March 31, 2005 and December 31, 2004 and for the three months ended March 31, 2005 and 2004.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2005

(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)

Assets
Total investments and cash	$208	$1,234,604	$933,838	$—	$2,168,650
Investment in subsidiaries	1,534,989	—	—	(1,534,989)	—
Deferred acquisition costs	—	139,796	52,403	—	192,199
Reinsurance recoverable	—	33,371	88,738	(3,777)	118,332
Goodwill	—	85,417	—	—	85,417
Premiums receivable	—	23,739	27,735	(8,742)	42,732
Other	4,553	112,400	38,647	(53,252)	102,348
Total assets	$1,539,750	$1,629,327	$1,141,361	$(1,600,760)	$2,709,678

Liabilities and shareholders’ equity

Liabilities
Unearned premium reserves	$—	$363,503	$228,186	$(42,954)	$548,735
Reserves for losses and loss adjustment expenses	—	109,944	111,893	(3,412)	218,425
Profit commissions payable	—	4,166	39,715	—	43,881
Deferred income taxes	—	57,175	(17,347)	—	39,828
Long-term debt	—	197,323	—	—	197,323
Other	2,080	65,609	75,532	(19,405)	123,816
Total liabilities	2,080	797,720	437,979	(65,771)	1,172,008

Total shareholders’ equity	1,537,670	831,607	703,382	(1,534,989)	1,537,670

Total liabilities and shareholders’ equity	$1,539,750	$1,629,327	$1,141,361	$(1,600,760)	$2,709,678

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2004

(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)

Assets
Total investments and cash	$75	$1,263,906	$893,885	$—	$2,157,866
Investment in subsidiaries	1,511,778	—	—	(1,511,778)	—
Deferred acquisition costs	—	140,333	46,021	—	186,354
Reinsurance recoverable	—	36,379	88,418	(4,577)	120,220
Goodwill	—	85,417	—	—	85,417
Premiums receivable	—	36,407	56,938	(52,518)	40,827
Other	19,630	106,350	46,109	(68,762)	103,327
Total assets	$1,531,483	$1,668,792	$1,131,371	$(1,637,635)	$2,694,011

Liabilities and shareholders’ equity

Liabilities
Unearned premium reserves	$—	$369,320	$195,545	$(43,594)	$521,271
Reserves for losses and loss adjustment expenses	—	118,403	112,312	(4,212)	226,503
Profit commissions payable	—	4,181	57,490	—	61,671
Deferred income taxes	—	57,924	(17,871)	—	40,053
Long-term debt	—	197,356	—	—	197,356
Other	3,871	103,795	89,930	(78,051)	119,545
Total liabilities	3,871	850,979	437,406	(125,857)	1,166,399

Total shareholders’ equity	1,527,612	817,813	693,965	(1,511,778)	1,527,612

Total liabilities and shareholders’ equity	$1,531,483	$1,668,792	$1,131,371	$(1,637,635)	$2,694,011

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2005

(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Revenues
Net premiums written	$—	$25,929	$50,540	$—	$76,469
Net premiums earned	—	31,087	17,003	—	48,090
Net investment income	—	13,280	9,852	—	23,132
Net realized investment gains	—	162	1,629	—	1,791
Unrealized gains (losses) on derivative financial instruments	—	4,923	(1,851)	—	3,072
Equity in earnings of subsidiaries	47,944	—	—	(47,944)	—
Other revenues	—	—	283	—	283
Total revenues	47,944	49,452	26,916	(47,944)	76,368

Expenses
Loss and loss adjustment expenses	—	(1,828)	(7,568)	—	(9,396)
Acquisition costs and other operating expenses	3,596	16,631	5,484	—	25,711
Other	—	3,326	(30)	—	3,296
Total expenses	3,596	18,129	(2,114)	—	19,611

Income before provision for income taxes	44,348	31,323	29,030	(47,944)	56,757

Total provision for income taxes	—	8,205	4,204	—	12,409

Net income	$44,348	$23,118	$24,826	$(47,944)	$44,348

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2004

(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Revenues
Net premiums written	$—	$47,565	$(54,436)	$—	$(6,871)
Net premiums earned	—	37,933	48,734	—	86,667
Net investment income	—	12,742	11,643	—	24,385
Net realized investment gains	—	—	1,182	—	1,182
Unrealized gains (losses) on derivative financial instruments	—	9,931	(2,582)	—	7,349
Equity in earnings of subsidiaries	—	—	—	—	—
Other revenues	—	—	1,218	(686)	532
Total revenues	—	60,606	60,195	(686)	120,115

Expenses
Loss and loss adjustment expenses	—	8,713	14,955	—	23,668
Acquisition costs and other operating expenses	—	20,405	11,496	(686)	31,215
Other	—	1,645	—	1,434	3,079
Total expenses	—	30,763	26,451	748	57,962

Income before provision for income taxes	—	29,843	33,744	(1,434)	62,153
Total provision for income taxes	—	8,428	7,334	(502)	15,260

Net income	$—	$21,415	$26,410	$(932)	$46,893

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2005

(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$(1,293)	$(10,949)	$69,423	$—	$57,181

Cash flows from investing activities
Fixed maturity securities:
Purchases	—	(59,545)	(257,650)	—	(317,195)
Sales	—	41,823	127,692	—	169,515
Maturities	—	—	—	—	—
Dividends received from subsidiaries	18,440	—	(18,440)	—	—
Sales (purchases) of short-term investments, net	(133)	32,531	79,911	—	112,309
Net cash flows (used in) provided by investing activities	18,307	14,809	(68,487)	—	(35,371)

Cash flows from financing activities
Repurchases of common stock	(14,740)	—	—	—	(14,740)
Dividends paid	(2,274)	—	—	—	(2,274)
Net cash flows used in financing activities	(17,014)	—	—	—	(17,014)
Effect of exchange rate changes	—	(26)	(25)	—	(51)

Increase in cash and cash equivalents	—	3,834	911	—	4,745
Cash and cash equivalents at beginning of period	—	12,096	4,882	—	16,978

Cash and cash equivalents at end of period	$—	$15,930	$5,793	$—	$21,723

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2004

(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$—	$27,013	$(14,609)	$—	$12,404

Cash flows from investing activities
Fixed maturity securities:
Purchases	—	(46,882)	(125,939)	—	(172,821)
Sales	—	20,816	158,822	—	179,638
Maturities	—	—	160	—	160
Dividends received from subsidiaries	—	—	—	—	—
Sales (purchases) of short-term investments, net	—	4,040	(20,878)	—	(16,838)
Net cash flows (used in) provided by investing activities	—	(22,026)	12,165	—	(9,861)

Cash flows from financing activities
Repurchases of common stock	—	—	—	—	—
Dividends paid	—	—	—	—	—
Net cash flows used in financing activities	—	—	—	—	—
Effect of exchange rate changes	—	—	1,346	—	1,346

Increase (decrease) in cash and cash equivalents	—	4,987	(1,098)	—	3,889
Cash and cash equivalents at beginning of period	—	22,075	10,290	—	32,365
Cash and cash equivalents at end of period	$—	$27,062	$9,192	$—	$36,254

Note 12.  Subsequent Events

Committed Capital Securities

On April 8, 2005, AGC entered into four separate agreements with four different custodial trusts pursuant to which AGC may, at its option, cause each of the custodial trusts to purchase up to $50.0 million of perpetual preferred stock of AGC.  The custodial trusts were created as a vehicle for providing capital support to AGC by allowing AGC to obtain immediate access to new capital at its sole discretion at any time through the exercise of the put option.  If the put options were exercised, AGC would receive $200.0 million in return for the issuance of its own perpetual preferred stock, the proceeds of which may be used for any purpose including the payment of claims. The further terms of this arrangement and the AGC Preferred Stock are discussed in the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Agreement with FSA

On April 6, 2005 AGC and AGRI entered into a binding letter of intent with Financial Security Assurance Inc. (“FSA”) pursuant to which substantially all of FSA’s financial guaranty risks previously ceded to AGC (the “Ceded Business”) would be assumed by AGRI, effective as of January 1, 2005.  As of December 31, 2004, the total par outstanding of the Ceded Business was approximately $20.6 billion.  FSA has agreed it would release AGC from all liabilities with respect to the Ceded Business.  FSA and AGRI have agreed that AGRI would assume all of AGC’s liabilities with respect to the Ceded Business. FSA would receive a profit commission on the Ceded Business based on its future performance.

FSA has also agreed to reassume from AGRI approximately $800.0 million par value of healthcare related reinsurance business, which would include a transfer to FSA of approximately $12.0 million of unearned premium reserves, net of ceding commission.  These transfers would take place at statutory book value, as of January 1, 2005.

The transaction is expected to be completed in the second quarter of 2005.  The Company does not expect the transaction to have a material impact on its consolidated 2005 net income.  The transaction is subject to final documentation and certain closing conditions, including regulatory approvals. There can be no assurance that this transaction will be consummated upon the terms specified above or at all.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give Assured Guaranty Ltd.’s (hereafter “Assured Guaranty,” “we,” “our” or the “Company”) expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts and relate to future operating or financial performance.

Any or all of Assured Guaranty’s forward-looking statements herein may turn out to be wrong and are based on current expectations and the current economic environment. Assured Guaranty’s actual results may vary materially. Among factors that could cause actual results to differ materially are: (1) downgrades of the financial strength ratings assigned by the major rating agencies to any of our insurance subsidiaries at any time, which has occurred in the past; (2) our inability to execute our business strategy; (3) reduction in the amount of reinsurance ceded by one or more of our principal ceding companies; (4) contract cancellations; (5) developments in the world’s financial and capital markets that adversely affect our loss experience, the demand for our products or our investment returns; (6) more severe or frequent losses associated with our insurance products; (7) changes in regulation or tax laws applicable to us, our subsidiaries or customers; (8) dependence on customers; (9) decreased demand for our insurance or reinsurance products or increased competition in our markets; (10) loss of key personnel; (11) technological developments; (12) the effects of mergers, acquisitions and divestitures; (13) changes in accounting policies or practices; (14) changes in general economic conditions, including interest rates and other factors; (15) other risks and uncertainties that have not been identified at this time; and (16) management’s response to these factors. Assured Guaranty is not obligated to publicly correct or update any forward-looking statement if we later become aware that it is not likely to be achieved, except as required by law. You are advised, however, to consult any further disclosures we make on related subjects in Assured Guaranty’s  reports to the Securities and Exchange Commission.

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

Our financial results include three operating segments: financial guaranty direct, financial guaranty reinsurance and mortgage guaranty. For financial reporting purposes, we have a fourth segment, which we refer to as other. The other segment consists of a number of businesses that we have exited including equity layer credit protection, trade credit reinsurance, title reinsurance, and auto residual value reinsurance. Our results of operations for the period ended March 31, 2004 reflect the results of operations of these businesses since we had not completely exited them by that time.

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

Our expenses consist primarily of losses and loss adjustment expenses (“LAE”), profit commission expense, acquisition costs, operating expenses, interest expense and income taxes. Losses and LAE are a function of the amount and types of business we write. Losses and LAE are based upon estimates of the ultimate aggregate losses inherent in the portfolio. The risks we take have a low expected frequency of loss and due to our revised underwriting strategy in connection with the IPO, are investment grade at the time we accept the risk. Prior to the IPO, the majority of the risks we underwrote were investment grade, however some risks accepted were below investment grade.  Profit commission expense represents payments made to ceding companies generally based on the profitability of the business reinsured by us. Acquisition costs are related to the production of new business. Certain acquisition costs are deferred and recognized over the period in which the related premiums are earned. Operating expenses consist primarily of salaries and other employee-related costs. These costs do not vary with the amount of premiums written. Interest expense is a function of outstanding debt and the contractual interest rate related to that debt. Income taxes are a function of our profitability and the applicable tax rate in the various jurisdictions in which we do business.

Critical Accounting Estimates

Our unaudited interim consolidated financial statements include amounts that, either by their nature or due to requirements of accounting principles generally accepted in the United States of America (“GAAP”), are determined using estimates and assumptions. The actual amounts realized could ultimately be materially different from the amounts currently provided for in our unaudited interim consolidated financial statements. We believe the items requiring the most inherently subjective and complex estimates to be reserves for losses and LAE, valuation of derivative financial instruments, valuation of investments, other than temporary impairments of investments, premium revenue recognition, deferred acquisition costs and deferred income taxes. An understanding of our accounting policies for these items is of critical importance to understanding our unaudited interim consolidated financial statements. The following discussion provides more information regarding the estimates and assumptions used for these items and should be read in conjunction with the notes to our unaudited interim consolidated financial statements.

Reserves for Losses and Loss Adjustment Expenses

Reserves for losses and loss adjustment expenses for non-derivative transactions in our financial guaranty direct, financial guaranty assumed reinsurance and mortgage guaranty business include case reserves and portfolio reserves. See the “Valuation of Derivative Financial Instruments” contained in these Critical Accounting Estimates section for more information on our derivative transactions.  Case reserves are established when there is significant credit deterioration on specific insured obligations and the obligations are in default or default is probable, not necessarily upon non-payment of principal or interest by an insured. Case reserves represent the present value of expected future loss payments and LAE, net of estimated recoveries, but before considering ceded reinsurance. This reserving method is different from case reserves established by traditional property and casualty insurance companies, which establish case reserves upon notification of a claim and establish incurred but not reported (“IBNR”) reserves for the difference between actuarially estimated ultimate losses and recorded case reserves. Financial guaranty insurance and assumed reinsurance case reserves and related salvage and subrogation, if any, are discounted at 6%, which is the approximate taxable equivalent yield on our investment portfolio in all periods presented.

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

Portfolio reserves are not established based on a specific event, rather they are calculated by aggregating the portfolio reserve calculated for each individual transaction.  Individual transaction reserves are calculated on a quarterly basis by multiplying the par in-force by the product of the ultimate loss and earning factors without regard to discounting.  The ultimate loss factor is defined as the frequency of loss multiplied by the severity of loss, where the frequency is defined as the probability of default for each individual issue.  The earning factor is inception to date earned premium divided by the estimated ultimate written premium for each transaction.  The probability of default is estimated from historical rating agency data and is based on the transaction’s credit rating, industry sector and time until maturity.  The severity is defined as the complement of historical recovery/salvage rates gathered by the rating agencies of defaulting issues and is based on the industry sector.

Portfolio reserves are recorded gross of reinsurance.  To date our reinsurance programs have been made up of principally of excess of loss contracts.  We have not ceded any amounts under these contracts, as our recorded portfolio reserves have not exceeded our contractual retentions.

The Company records an incurred loss that is reflected in the statement of operations and comprehensive income upon the establishment of portfolio reserves. When we initially record a case reserve, we reclassify the corresponding portfolio reserve already recorded for that specific credit within the balance sheet.  The difference between the initially recorded case reserve and the reclassified portfolio reserve is recorded as a charge in our statement of operations and comprehensive income.  It would be a remote occurrence when the case reserve is not greater than the reclassified portfolio reserve.  Any subsequent change in portfolio reserves or the initial case reserves are recorded quarterly as a charge or credit in our statement of operations and comprehensive income in the period such estimates change.   Due to the inherent uncertainties of estimating loss and LAE reserves, actual experience may differ from the estimates reflected in our unaudited interim consolidated financial statements, and the differences may be material.

The chart below demonstrates the portfolio reserve’s sensitivity to frequency and severity assumptions.  The change in these estimates represent management’s estimate of reasonably possible material changes and are based upon our analysis of historical experience.   Portfolio reserves were recalculated with changes made to the default and severity assumptions.  In all scenarios, the starting point used to test the portfolio reserve’s sensitivity to the changes in the frequency and severity assumptions was the weighted average frequency and severity of our insured portfolio.  Overall the weighted average default frequency was 0.64% and the weighted average severity was 28.0% at March 31, 2005.  For example, in the first scenario where the frequency was increased by 5.0%, each transaction’s contribution to the portfolio reserve was recalculated by adding 0.03% (i.e. 5.0% multiplied by 0.64%) to the individual transaction’s default frequency.

	Portfolio Reserve	Reserve Increase	Percentage Change
Portfolio reserve as of March 31, 2005	$66,242	—	—
5% Frequency Increase	69,273	3,031	4.6%
10% Frequency Increase	72,306	6,064	9.2%
5% Severity Increase	69,165	2,924	4.4%
10% Severity Increase	72,089	5,847	8.8%
5% Frequency and Severity Increase	72,362	6,120	9.2%

In addition to analyzing the sensitivity of our portfolio reserves to possible changes in frequency and severity, we have also performed a sensitivity analysis on our financial guaranty and mortgage guaranty case reserves.  Case reserves may change from our original estimate due to changes in severity factors.  An actuarial analysis of the historical development of our case reserves shows that it is reasonably possible that our case reserves could develop by as much as ten percent.  This analysis was performed by separately evaluating the historical development by comparing the initial case reserve established to the subsequent development in that case reserve, excluding the effects of discounting, for each sector in which we currently have significant case reserves, and estimating the possible future development.  Based on this analysis management believes it is reasonably possible that our current financial guaranty and mortgage guaranty case reserves of $31.0 million could reasonably increase by approximately $3.0 million to $4.0 million in the future.  This would cause an increase in incurred losses in our statement of operations and comprehensive income.

A sensitivity analysis is not appropriate for our other segment reserves and our mortgage guaranty IBNR, since the amounts are fully reserved or reinsured and could not impact our net income, unless the reinsurance recoverable becomes uncollectible.

We record IBNR reserves for our mortgage guaranty and other segments.  IBNR is an estimate of losses for which the insured event has occurred but the claim has not yet been reported to us. In establishing IBNR, we use traditional actuarial methods to estimate the reporting lag of such claims based on historical experience, claim reviews and information reported by ceding companies. We record IBNR for mortgage guaranty reinsurance on two specific quota-share contracts that are in run-off within our mortgage guaranty segment.  We also record IBNR for title reinsurance, auto residual value reinsurance and trade credit reinsurance within our other segment.  The other segment represents lines of business we have exited or sold prior to the IPO.

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

Statement of Financial Accounting Standards (“FAS”) No. 60, “Accounting and Reporting by Insurance Enterprises” (“FAS 60”) is the authoritative guidance for an insurance enterprise. FAS 60 prescribes differing reserving methodologies depending on whether a contract fits within its definition of a short-duration contract or a long-duration contract.  Financial guaranty contracts have elements of long-duration insurance contracts in that they are irrevocable and extend over a period that may exceed 30 years or more, but for regulatory purposes are reported as property and liability insurance, which are normally considered short-duration contracts.  The short-duration and long-duration classifications have different methods of accounting for premium revenue and contract liability recognition.  Additionally, the accounting for deferred acquisition costs (“DAC”) could be different under the two methods.

We believe the guidance of FAS 60 does not expressly address the distinctive characteristics of financial guarantee insurance, so we also apply the analogous guidance of Emerging Issues Task Force (“EITF”) Issue No. 85-20, “Recognition of Fees for Guaranteeing a Loan” (“EITF 85-20”), which provides guidance relating to the recognition of fees for guaranteeing a loan, which has similarities to financial guaranty insurance contracts. Under the guidance in EITF 85-20, the guarantor should assess the probability of loss on an ongoing basis to determine if a liability should be recognized under FAS No. 5, “Accounting for Contingencies” (“FAS 5”).  FAS 5 requires that a loss be recognized where it is probable that one or more future events will occur confirming that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated.

The following tables summarize our reserves for losses and LAE by segment, by type of reserve and by segment and type of reserve as of the dates presented. For an explanation of changes in these reserves see “— Consolidated Results of Operations.”

	March 31, 2005	December 31, 2004
	(in millions of U.S. dollars)

By segment:
Financial guaranty direct	$18.4	$19.9
Financial guaranty reinsurance	76.1	78.8
Mortgage guaranty	11.2	11.2
Other	112.7	116.6
Total	$218.4	$226.5

	March 31, 2005	December 31, 2004
	(in millions of U.S. dollars)

By type of reserve:
Case	$52.2	$53.5
IBNR	100.0	105.8
Portfolio	66.2	67.2
Total	$218.4	$226.5

	As of March 31, 2005
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)

By segment and type of reserve:
Case	$4.3	$26.0	$0.7	$21.2	$52.2
IBNR	—	—	8.5	91.5	100.0
Portfolio	14.1	50.1	2.0	—	66.2
Total	$18.4	$76.1	$11.2	$112.7	$218.4

	As of December 31, 2004
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)

By segment and type of reserve:
Case	$4.3	$29.1	$0.8	$19.3	$53.5
IBNR	—	—	8.5	97.3	105.8
Portfolio	15.6	49.7	1.9	—	67.2
Total	$19.9	$78.8	$11.2	$116.6	$226.5

The following table sets forth the financial guaranty in-force portfolio by underlying rating:

	As of March 31, 2005		As of December 31, 2004
Ratings(1)	Net par outstanding	% of Net par outstanding	Net par outstanding	% of Net par outstanding
	(in billions of U.S. dollars)
AAA	$29.7	30.8%	$29.7	31.1%
AA	19.6	20.3%	19.9	20.8%
A	32.5	33.7%	31.4	32.8%
BBB	13.4	13.9%	13.1	13.7%
Below investment grade	1.2	1.3%	1.5	1.6%
Total exposures	$96.4	100.0%	$95.6	100.0%

(1)                                  These ratings represent the Company’s internal assessment of the underlying credit quality of the insured obligations. Our scale is comparable to the nationally recognized rating agencies.

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

The following table provides financial guaranty net par outstanding by credit monitoring category as of March 31, 2005 and December 31, 2004:

	As of March 31, 2005
Description:	Net Par Outstanding	% of Net Par Outstanding	# of Credits in Category	Case Reserves
	($ in millions)
Fundamentally sound, normal risk	$94,840	98.4%
Closely monitored:
Category 1	1,159	1.2%	29	$—
Category 2	316	0.3%	9	—
Category 3	67	0.1%	16	18
Category 4	12	—	8	16
Sub total	1,554	1.6%	62	34
Total	$96,394	100%		$34

	As of December 31, 2004
Description:	Net Par Outstanding	% of Net Par Outstanding	# of Credits in Category	Case Reserves
	($ in millions)
Fundamentally sound, normal risk	$93,855	98.2%
Closely monitored:
Category 1	1,490	1.6%	35	$—
Category 2	165	0.2%	9	—
Category 3	70	—	16	21
Category 4	12	—	8	18
Sub total	1,737	1.8%	68	39
Total	$95,592	100%		$39

Industry Methodology

The Company is aware that there are certain differences regarding the measurement of portfolio loss liabilities among companies in the financial guaranty industry.  The Company is not aware of specific methodologies applied by other companies in the financial guaranty industry regarding the establishment of such liabilities.  In January and February 2005, the Securities and Exchange Commission (“SEC”) staff has had discussions concerning these differences with a number of industry participants.  Based on these discussions we understand the Financial Accounting Standards Board (“FASB”) staff is considering whether additional guidance is necessary regarding financial guaranty contracts.  When and if the FASB staff reaches a conclusion on this issue, the Company and the rest of the financial guaranty industry may be required to change some aspects of their loss reserving policies, but the Company cannot currently assess how the FASB’s or SEC staff’s ultimate resolution of this issue will impact our reserving policy or other balances, i.e., premiums and DAC.  Until the issue is resolved, the Company intends to continue to apply its existing policy with respect to the establishment of both case and portfolio reserves.

Valuation of Derivative Financial Instruments

We issue credit derivative financial instruments that we view as an extension of our financial guaranty business but which do not qualify for the financial guaranty insurance scope exception under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and therefore are reported at fair value, with changes in fair value included in our earnings.

Since we view these derivative contracts as an extension of our financial guaranty business, we believe that the most meaningful presentation of these derivatives is to reflect revenue as earned premium, to record estimates of losses and LAE on specific credit events as incurred losses. Reserves for losses and LAE are established on a similar basis as our insurance policies. Other changes in fair value are included in unrealized gains and losses on derivative financial instruments. We generally hold derivative contracts to maturity. However, in certain circumstances such as for risk management purposes or as a result of a decision to exit a line of business, we may decide to terminate a derivative contract prior to maturity. Where we hold a derivative to maturity, the cumulative unrealized gains and losses will net to zero if we incur no credit losses on that contract. In the event that we terminate a derivative contract prior to maturity the unrealized gain or loss will be realized through premiums earned and losses incurred.

The fair value of these instruments depends on a number of factors including credit spreads, changes in interest rates, recovery rates and the credit ratings of referenced entities. Where available, we use quoted market prices to determine the fair value of these credit derivatives. If the quoted prices are not available, particularly for senior layer collateralized debt obligations (“CDOs”) and equity layer credit protection, the fair value is estimated using valuation models for each type of credit protection.  As of the IPO we no longer participate in equity layer credit protection business.   These models may be developed by third parties, such as rating agencies, or developed internally based on market conventions for similar transactions, depending on the circumstances. These models and the related assumptions are continuously reevaluated by management and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely market information. The majority of our single name credit derivatives are valued using third-party market quotes. Our exposures to CDOs are typically valued using a combination of rating agency models and internally developed models.

Valuation models include the use of management estimates and current market information. Management is also required to make assumptions on how the fair value of derivative instruments are affected by current market conditions. Management considers factors such as current prices charged for similar agreements, performance of underlying assets, and our ability to obtain reinsurance for our insured obligations. Due to the inherent uncertainties of the assumptions used in the valuation models to determine the fair value of these derivative products, actual experience may differ from the estimates reflected in our unaudited interim consolidated financial statements, and the differences may be material. Management periodically reviews its models and refines its estimates either by enhancing its modeling techniques or incorporating new market information as it becomes available.

During the first quarter 2005 review of its valuation models, management identified a limitation in its valuation models highlighted by the current unusually tight credit spread environment. Management adjusted its valuation models for this limitation in the first quarter 2005 resulting in an adjustment to the unrealized gains on derivative financial instruments caption of $4.3 million, net of income taxes. Management will continue to perform additional analysis, as necessary, to address market anomalies and its effect on its valuation models.

The fair value adjustment recognized in our statements of operations for the three months ended March 31, 2005 was a $3.1 million gain compared with a $7.4 million gain for the three months ended March 31, 2004. The change in fair value is related to many factors but primarily due to tightening in credit spreads.

Valuation of Investments

As of March 31, 2005 and December 31, 2004, we had total investments of $2.1 billion, respectively. The fair values of all of our investments are calculated from independent market quotations.

As of March 31, 2005, approximately 97% of our investments were long-term fixed maturity securities, having an average duration of 4.7 years. Changes in interest rates affect the value of our fixed maturity portfolio. As interest rates fall, the fair value of fixed maturity securities increases and as interest rates rise, the fair value of fixed maturity securities decreases.

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

If we believe a decline in the value of a particular investment is temporary, we record the decline as an unrealized loss on our balance sheet in “accumulated other comprehensive income” in shareholders’ equity. If we believe the decline is “other than temporary,” we write down the carrying value of the investment and record a realized loss in our statement of operations. Our assessment of a decline in value includes management’s current assessment of the factors noted above. If that assessment changes in the future, we may ultimately record a loss after having originally concluded that the decline in value was temporary.

The Company had no write downs of investments for other than temporary impairment losses for the three-month periods ended March 31, 2005 and 2004.

The following table summarizes the unrealized losses in our investment portfolio by type of security and the length of time such securities have been in a continuous unrealized loss position as of the dates indicated:

	As of March 31, 2005		As of December 31, 2004
Length of Time in Continuous Unrealized Loss	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	($ in millions)

Municipal securities
0-6 months	$102.8	$(1.2)	$16.8	$—
7-12 months	24.5	(0.5)	35.6	(0.3)
Greater than 12 months	14.5	(0.6)	19.2	(0.4)
	141.8	(2.3)	71.6	(0.7)

Corporate securities
0-6 months	62.8	(1.2)	21.4	(0.2)
7-12 months	9.2	(0.3)	6.0	(0.1)
Greater than 12 months	6.8	(0.5)	8.3	(0.5)
	78.8	(2.0)	35.7	(0.8)

U.S. Government obligations
0-6 months	93.4	(1.4)	46.3	(0.2)
7-12 months	5.3	(0.1)	9.0	(0.1)
Greater than 12 months	1.1	—	—	—
	99.8	(1.5)	55.3	(0.3)

Mortgage and asset-backed securities
0-6 months	275.9	(3.3)	133.8	(0.7)
7-12 months	54.0	(1.3)	57.4	(1.0)
Greater than 12 months	32.2	(1.2)	29.8	(0.6)
	362.1	(5.8)	221.0	(2.3)
Total	$682.5	$(11.6)	$383.6	$(4.1)

The following table summarizes the unrealized losses in our investment portfolio by type of security and remaining time to maturity as of the dates indicated:

	As of March 31, 2005		As of December 31, 2004
Remaining Time to Maturity	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	($ in millions)

Municipal securities
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	29.0	(0.4)	8.2	—
Due after five years through ten years	19.5	(0.4)	15.6	(0.3)
Due after ten years	93.3	(1.5)	47.8	(0.4)
	141.8	(2.3)	71.6	(0.7)

Corporate securities
Due in one year or less	—	—	—	—
Due after one year through five years	59.9	(1.3)	23.0	(0.3)
Due after five years through ten years	13.6	(0.3)	8.3	(0.1)
Due after ten years	5.3	(0.4)	4.4	(0.4)
	78.8	(2.0)	35.7	(0.8)

U.S. Government obligations
Due in one year or less	11.1	—	9.0	—
Due after one year through five years	24.1	(0.4)	8.5	(0.1)
Due after five years through ten years	37.3	(0.7)	16.5	(0.1)
Due after ten years	27.3	(0.4)	21.3	(0.1)
	99.8	(1.5)	55.3	(0.3)

Mortgage and asset-backed securities	362.1	(5.8)	221.0	(2.3)
Total	$682.5	$(11.6)	$383.6	$(4.1)

The following table summarizes, for all securities sold at a loss through March 31, 2005 and 2004, the fair value and realized loss by length of time such securities were in a continuous unrealized loss position prior to the date of sale:

	Three Months Ended March 31,
	2005		2004
Length of Time in Continuous Unrealized Loss Prior to Sale	Estimated Fair Value	Gross Realized Losses	Estimated Fair Value	Gross Realized Losses
	($ in millions)

Municipal securities
0-6 months	$—	$—	$—	$—
7-12 months	5.5	(0.1)	—	—
Greater than 12 months	—	—	—	—
	5.5	(0.1)	—	—

Corporate securities
0-6 months	—	—	1.9	(0.1)
7-12 months	—	—	0.9	—
Greater than 12 months	—	—	—	—
	—	—	2.8	(0.1)

U.S. Government securities
0-6 months	10.4	—	7.3	(0.1)
7-12 months	4.9	(0.1)	—	—
Greater than 12 months	—	—	—	—
	15.3	(0.1)	7.3	(0.1)

Other invested securities (1)
0-6 months	—	—	—	—
7-12 months	—	—	—	(1.3)
Greater than 12 months	—	—	—	—
	—	—	—	(1.3)

Mortgage and asset-backed securities
0-6 months	10.2	(0.2)	—	—
7-12 months	1.8	—	—	—
Greater than 12 months	3.3	(0.3)	—	—
	15.3	(0.5)	—	—
Total	$36.1	$(0.7)	$10.1	$(1.5)

(1)  Related to the Company’s exited title reinsurance business.

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

In our reinsurance businesses, we estimate the ultimate written and earned premiums to be received from a ceding company at the end of each quarter and the end of each year because some of our ceding companies report premium data anywhere from 30 to 90 days after the end of the relevant period. Written premiums reported in our statement of operations are based upon reports received by ceding companies supplemented by our own estimates of premium for which ceding company reports have not yet been received. As of March 31, 2005, the assumed premium estimate and related ceding commissions included in our unaudited interim consolidated financial statements are $20.7 million and $5.8 million, respectively. Key assumptions used to arrive at management’s best estimate of assumed premium are premium amounts reported historically and informal communications with ceding companies. Differences between such estimates and actual amounts are recorded in the period in which the actual amounts are determined. Historically, the differences have not been material. We do not record a provision for doubtful accounts related to our assumed premium estimate. Historically there have not been any material issues related to the collectibility of assumed premium. No such provision was recorded for 2005 or 2004.

Deferred Acquisition Costs

Acquisition costs incurred that vary with and are directly related to the production of new business are deferred. These costs include direct and indirect expenses such as ceding commissions, brokerage expenses and the cost of underwriting and marketing personnel. As of March 31, 2005 and December 31, 2004, we had deferred acquisition costs of $192.2 million and $186.4 million, respectively. Ceding commissions paid to primary insurers are the largest component of deferred acquisition costs, constituting 78.4% and 79.2% of total deferred acquisition costs as of March 31, 2005 and December 31, 2004, respectively. Management uses its judgment in determining what types of costs should be deferred, as well as what percentage of these costs should be deferred. We periodically conduct a study to determine which operating costs vary with, and are directly related to, the acquisition of new business and qualify for deferral. Acquisition costs other than those associated with our credit derivative products are deferred and amortized in relation to earned premiums. Ceding commissions received on premiums we cede to other reinsurers reduce acquisition costs. Anticipated losses, LAE and the remaining costs of servicing the insured or reinsured business are considered in determining the recoverability of acquisition costs. Acquisition costs associated with credit derivative products are expensed as incurred.  When an insured issue is retired early, as discussed in the Premium Revenue Recognition section of these Critical Accounting Estimates, the related deferred acquisition cost is expensed at that time.

Deferred Income Taxes

As of March 31, 2005 and December 31, 2004, we had a net deferred income tax liability of $39.8 million and $40.1 million, respectively. Certain of our subsidiaries are subject to U.S. income tax. Deferred income tax assets and liabilities are established for the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Such temporary differences relate principally to deferred acquisition costs, reserves for losses and LAE, unearned premium reserves, net operating loss carryforwards (“NOLs”), unrealized gains and losses on investments and derivative financial instruments and statutory contingency reserves. A valuation allowance is recorded to reduce a deferred tax asset to the amount that is more likely than not to be realized.

As of March 31, 2005, Assured Guaranty Re Overseas Ltd. (“AGRO”) had a stand-alone NOL of $92.9 million, which is available to offset its future U.S. taxable income. The Company has $54.3 million of this NOL available through 2017; $20.7 million available through 2023 and the remainder will be available through 2024. AGRO’s stand-alone NOL is not permitted to offset income of any other members of AGRO’s consolidated group due to certain tax regulations. Under applicable accounting rules, we are required to establish a valuation allowance for NOLs that we believe are more likely than not to expire before utilized. Management believes it is more likely than not that $20.0 million of AGRO’s $92.9 million NOL will not be utilized before it expires and has established a $7.0 million valuation allowance related to the NOL deferred tax asset. The valuation allowance is subject to considerable judgment and will be adjusted to the extent actual taxable income differs from estimates of future taxable income that may be used to realize NOLs.

Consolidated Results of Operations (1)

The following table presents summary consolidated results of operations data for the three months ended March 31, 2005 and 2004.

	Three Months Ended March 31,
	2005	2004
	($ in millions)

Revenues:
Gross written premiums	$78.1	$(1.5)
Net written premiums	76.5	(6.9)
Net earned premiums	48.1	86.7
Net investment income	23.1	24.4
Net realized investment gains	1.8	1.2
Unrealized gains on derivative financial instruments	3.1	7.4
Other income	0.3	0.5
Total revenues	76.4	120.1

Expenses:
Loss and loss adjustment expenses	(9.4)	23.7
Profit commission expense	1.0	5.5
Acquisition costs	10.2	13.1
Operating expenses	14.5	12.6
Other expenses	3.3	3.1
Total expenses	19.6	58.0

Income before provision for income taxes	56.8	62.2
Provision for income taxes	12.4	15.3
Net income	$44.3	$46.9

Underwriting gain by segment (2):
Financial guaranty direct	$11.0	$20.4
Financial guaranty reinsurance	17.6	6.3
Mortgage guaranty	2.2	3.1
Other	1.1	2.1
Total	$31.9	$31.9

(1)          Some amounts may not foot due to rounding.

(2)          Prior year segment amounts have been adjusted to reflect current year operating expense allocations for comparability purposes.

We organize our business around four financial reporting segments: financial guaranty direct, financial guaranty reinsurance, mortgage guaranty and other. There are a number of lines of business that we have exited in connection with the initial public offering (“IPO”), which are included in the other segment. However, the results of these businesses are reflected in the above numbers. These businesses include equity layer credit protection, trade credit reinsurance, title reinsurance and auto residual value reinsurance.

Net Income

Net income was $44.3 million and $46.9 million for the three months ended March 31, 2005 and 2004, respectively.  The decrease of $2.6 million in 2005 compared with 2004 is primarily due to a $1.6 million after-tax decrease in the unrealized gains on derivative financial instruments.

Gross Written Premiums

	Three Months Ended March 31,
Gross Written Premiums	2005	2004
	($ in millions)

Financial guaranty direct	$23.8	$25.6
Financial guaranty reinsurance	34.0	52.4
Mortgage guaranty	19.4	14.0
Other	0.9	(93.6)
Total	$78.1	$(1.5)

Gross written premiums for the three months ended March 31, 2005 were $78.1 million compared with  $(1.5) million for the three months ended March 31, 2004.  The increase of $79.6 million is primarily due to gross written premiums of $(97.8) million related to the exiting of equity layer credit protection line of business in first quarter 2004.  Excluding this item, gross written premiums for first quarter 2005 decreased $18.2 million compared with the same period in 2004.  This decrease is primarily related to the financial guaranty reinsurance segment and is attributable to one cedant relationship that was terminated and business from a second cedant was decreased, effective July 1, 2004.

Net Earned Premiums

	Three Months Ended March 31,
Net Earned Premiums	2005	2004
	($ in millions)

Financial guaranty direct	$20.4	$40.7
Financial guaranty reinsurance	23.0	20.4
Mortgage guaranty	4.6	8.4
Other	—	17.2
Total	$48.1	$86.7

Net earned premiums for the three months ended March 31, 2005 decreased $38.6 million, or 45%, compared with the same period of 2004.  The amounts for 2004 include $17.2 million of net earned premiums in the other segment, which contains business we no longer write, as well as $24.2 million of net earned premiums in the financial guaranty direct segment related to the unwinding of a transaction in connection with the IPO.  Excluding these items, net earned premiums for the first quarter 2005 increased $2.8 million, or 6%.

Net Investment Income

Net investment income was $23.1 million and $24.4 million for the three months ended March 31, 2005 and 2004, respectively. The $1.3 million decline is attributable to $0.9 million of interest expense associated with funds held contacts entered into in connection with the IPO included in March 31, 2005 amount.  Excluding the effect of this interest expense, net investment income has remained relatively level across the periods as declining investment yields have offset increasing investment balances.

Net Realized Investment Gains

Net realized investment gains, principally from the sale of fixed maturity securities, were $1.8 million and $1.2 million for the three months ended March 31, 2005 and 2004, respectively. The Company had no write downs of investments for other than temporary impairment losses for the three months ended March 31, 2005.  Included in net realized investment gains for the three-month period ended March 31, 2004 is a write down of $1.3 million related to the Company’s exited title reinsurance business.  The investment related to this write down is included in other assets on our balance sheets.  Net realized investment gains, net of related income taxes, were $1.5 million and zero for the three months ended March 31, 2005 and 2004, respectively.

Unrealized Gains on Derivative Financial Instruments

Derivative financial instruments are recorded at fair value as required by FAS 133. However, as explained under “Critical Accounting Estimates,” we record part of the change in fair value in the loss and LAE reserves as well as in unearned premium reserves. The fair value adjustment for the three months ended March 31, 2005 was a $3.1 million gain compared with a $7.4 million gain for the three months ended March 31, 2004. The change in fair value is related to many factors, but primarily due to tightening credit spreads. Unrealized gains on derivative financial instruments, net of related income taxes, were $1.5 million and $3.1 million for the three months ended March 31, 2005 and 2004, respectively.

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

Loss and Loss Adjustment Expenses

	Three Months Ended March 31,
Loss and Loss Adjustment Expenses	2005	2004
	($ in millions)

Financial guaranty direct	$(1.5)	$13.4
Financial guaranty reinsurance	(7.1)	3.9
Mortgage guaranty	0.2	(1.2)
Other	(1.1)	7.5
Total	$(9.4)	$23.7

Loss and loss adjustment expenses for the three months ended March 31, 2005 and 2004 were $(9.4) million and $23.7 million, respectively. March 31, 2005 loss and loss adjustment expenses incurred includes subrogation received of $7.9 million.  See “Segment Results of Operations” for further explanations of these changes.

Profit Commission Expense

Profit commissions allow the reinsured to share favorable experience on a reinsurance contract due to lower than expected losses. Profit commissions primarily relate to our mortgage guaranty segment. Profit commissions for the three months ended March 31, 2005 and 2004 were $1.0 million and $5.5 million, respectively.  The decrease in profit commission expense is due to more favorable loss development on experience rated quota share treaties in 2004 compared with 2005.

Acquisition Costs

Acquisition costs primarily consist of ceding commissions, brokerage fees and operating expenses that are related to the acquisition of new business. Acquisition costs that vary with and are directly related to the acquisition of new business are deferred and are amortized in relation to earned premium. For the three months ended March 31, 2005 and 2004, acquisition costs were $10.2 million and $13.1 million, respectively. The decrease of $2.9 million in 2005 is consistent with the decrease in earned premium.

Operating Expenses

For the three months ended March 31, 2005 and 2004, operating expenses were $14.5 million and $12.6 million, respectively.   The increase is principally due to expenses associated with maintaining a holding company platform during the three-month period ended March 31, 2005.  This platform was not established until April 28, 2004, the date of the IPO.

Other Expenses

For the three months ended March 31, 2005 and 2004, other expenses were $3.3 million and $3.1million, respectively. The 2005 amount is solely comprised of interest expense related to the issuance of our 7% Senior Notes in May 2004.  The 2004 amount is comprised of $1.5 of interest expense related to our $75.0 million cumulative monthly preferred shares and a $1.6 million write off of goodwill in our other segment.  This amount is related to the trade credit business which we exited as part of the IPO.

Income Tax

For the three months ended March 31, 2005 and 2004, income tax expense was $12.4 million and $15.3 million, respectively.  Our effective tax rate was 21.9% and 24.6% for the three months ended March 31, 2005 and 2004, respectively. Our effective tax rates reflect the proportion of income recognized by each of our operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 35%, UK subsidiaries taxed at the UK marginal corporate tax rate of 30%, and no taxes for our Bermuda holding company and subsidiaries.  Accordingly, our overall corporate effective tax rate fluctuates based on the distribution of taxable income across these jurisdictions.

Segment Results of Operations

Our financial results include three operating segments: financial guaranty direct, financial guaranty reinsurance and mortgage guaranty. For financial reporting purposes, we have a fourth segment, which we refer to as other. Management uses underwriting gains and losses as the primary measure of each segment’s financial performance. Underwriting gain (loss) includes net earned premiums, loss and loss adjustment expenses, profit commission expense, acquisition costs and operating expenses that are directly related to the operations of our insurance businesses. This measure excludes certain revenue and expense items, such as investment income, realized investment gains and losses, unrealized gains and losses on derivative financial instruments, and interest expense, that are not directly related to the underwriting performance of our insurance operations, but are included in net income.

Financial Guaranty Direct Segment

The financial guaranty direct segment consists of our primary financial guaranty insurance business and our credit derivative business.   Financial guaranty insurance provides an unconditional and irrevocable guaranty that protects the holder of a financial obligation against non-payment of principal and interest when due. Financial guaranty insurance may be issued to the holders of the insured obligations at the time of issuance of those obligations, or may be issued in the secondary market to holders of public bonds and structured securities. As an alternative to traditional financial guaranty insurance, credit protection on a particular security or issuer can also be provided through a credit derivative, such as a credit default swap. Under a credit derivative, the seller of protection makes a specified payment to the buyer of protection upon the occurrence of one or more specified credit events with respect to a reference obligation or a particular reference entity. Credit derivatives typically provide protection to a buyer rather than credit enhancement of an issue as in traditional financial guaranty insurance.

The table below summarizes the financial results of our financial guaranty direct segment for the periods presented:

	Three Months Ended March 31,
	2005	2004
	($ in millions)
Gross written premiums	$23.8	$25.6
Net written premiums	23.1	25.3
Net earned premiums	20.4	40.7
Loss and loss adjustment expenses	(1.5)	13.4
Profit commission expense	—	—
Acquisition costs	1.5	1.4
Operating expenses	9.4	5.5
Underwriting gain	$11.0	$20.4

Loss and loss adjustment expense ratio	(7.1)%	32.9%
Expense ratio	53.1%	17.0%
Combined ratio	46.0%	49.9%

For the three months ended March 31, 2005 the financial guaranty direct segment contributed $23.8 million to gross written premiums, a decrease of $1.8 million, compared with $25.6 million for the three months ended March 31, 2004. The decrease is mainly attributable to $10.4 million of gross written premiums related to the unwinding of a transaction included in first quarter of 2004 results. Excluding  this nonrecurring item, gross written premiums increased $8.6 million compared with the prior year, primarily due to the continuing growth in business production as we execute our primary financial guaranty business strategy.

Gross and net written premiums in this segment generally are received on an installment basis, reflecting our focus on the structured finance and credit derivatives markets. In 2005 and 2004 installment premiums represented 98 % and 100%, respectively of gross written premiums in this segment.

For the three months ended March 31, 2005 and 2004, net written premiums were $23.1 million and $25.3 million, respectively. The decline in net written premiums is primarily due to decrease in gross written premiums as we typically retain a substantial portion of this business.

Net earned premiums for the three months ended March 31, 2005 was $20.4 million compared with $40.7 million for the three months ended March 31, 2004, a decrease of $20.3 million, or 50%. The first quarter of 2004 included $24.2 million of net earned premiums related to the unwinding of a transaction. Excluding this item, net earned premiums increased $3.9 million, primarily due to the exiting of our single name credit default swap (“CDS”) line of business which generated $2.3 million of net earned premiums.

Loss and LAE were $(1.5) million and $13.4 million, respectively, for the three months ended March 31, 2005 and 2004. The March 31, 2005 amount is attributable to a $0.9 million release of portfolio reserves related to the single name CDS line of business, as well as a release of portfolio reserves related to our CDO book of business as these deals approach maturity and the underlying credit quality improves. Included in the March 31, 2004 balance is $12.3 million associated with the close out of transaction types which we ceased participating in connection with the IPO.

For the three months ended March 31, 2005 and 2004, acquisition costs remained relatively flat at $1.5 million and $1.4 million, respectively.

Operating expenses for the three months ended March 31, 2005 and 2004 were $9.4 million and $5.5 million, respectively. During 2005 the Company implemented a new operating expense allocation methodology.  This new methodology more closely applies expenses to the individual operating segments and was based on a comprehensive cost study.  The prior allocation was based on segment earned premium.  This caused the financial guaranty reinsurance and mortgage guaranty segments to receive a disproportionate amount of the expenses.  2004 amounts have been adjusted to reflect this new allocation.  The increase in operating expenses for the three months ended March 31, 2005, compared with the three months ended March 31, 2004 is related to maintaining a holding company platform.  This platform was not established until April 28, 2004, the date of the IPO.

Financial Guaranty Reinsurance Segment

In our financial guaranty reinsurance business, we assume all or a portion of risk undertaken by other insurance companies that provide financial guaranty protection.  The financial guaranty reinsurance business consists of public finance and structured finance reinsurance lines. Premiums on public finance are typically written upfront and earned over the life of the policy, and premiums on structured finance are typically written on an installment basis and earned ratably over the installment period.

The table below summarizes the financial results of our financial guaranty reinsurance segment for the periods presented:

	Three Months Ended March 31,
	2005	2004
	($ in millions)
Gross written premiums	$34.0	$52.4
Net written premiums	34.0	52.4
Net earned premiums	23.0	20.4
Loss and loss adjustment expenses	(7.1)	3.9
Profit commission expense	—	0.1
Acquisition costs	8.1	7.1
Operating expenses	4.4	3.0
Underwriting gain	$17.6	$6.3

Loss and loss adjustment expense ratio	(30.9)%	19.1%
Expense ratio	54.3%	50.0%
Combined ratio	23.4%	69.1%

	Three Months Ended March 31,
Gross Written Premiums	2005	2004
	($ in millions)
Public finance	$23.2	$40.5
Structured finance	10.8	11.9
Total	$34.0	$52.4

Gross written premiums for our financial guaranty reinsurance segment include upfront premiums on transactions underwritten during the period, plus installment premiums on business primarily underwritten in prior periods. Consequently, this amount is affected by changes in the business mix between public finance and structured finance. For the three months ended March 31, 2005, 59% of gross written premiums in this segment were upfront premiums and 41% were installment premiums. For the three months ended March 31, 2004, 65% of gross written premiums in this segment were upfront premiums and 35% were installment premiums. For the three months ended March 31, 2005, $22.2 million, $10.7 million and $4.6 million of our gross written premiums was ceded by Financial Security Assurance Inc. (“FSA”), Ambac Assurance Corporation (“Ambac”) and MBIA Insurance Corporation (“MBIA”), respectively. For the three months ended March 31, 2004, $28.1 million, $11.2 million and $9.9 million of our gross written premiums was ceded by FSA, Ambac and MBIA, respectively.

Gross written premiums for the three months ended March 31, 2005 were $34.0 million, a decrease of

$18.4 million, compared with $52.4 million for the three months ended March 31, 2004. This decrease is mainly attributable to one cedant relationship that was terminated and business from a second cedant that was decreased, effective July 1, 2004.

On April 6, 2005, Assured Guaranty Corp (“AGC”) and Assured Guaranty Re International Ltd. (“AGRI”) entered into a binding letter of intent with FSA pursuant to which substantially all of FSA’s financial guaranty risks previously ceded to AGC (the “Ceded Business”) would be assumed by AGRI, effective as of January 1, 2005.  As of December 31, 2004, the total par outstanding of the Ceded Business was approximately $20.6 billion.  FSA has agreed it would release AGC from all liabilities with respect to the Ceded Business.  FSA and AGRI have agreed that AGRI would assume all of AGC’s liabilities with respect to the Ceded Business. FSA would receive a profit commission on the Ceded Business based on its future performance.

FSA has also agreed to reassume from AGRI approximately $800.0 million par value of healthcare related reinsurance business, which would include a transfer to FSA of approximately $12.0 million of unearned premium reserves, net of ceding commission.  These transfers would take place at statutory book value, as of January 1, 2005.

The transaction is expected to be completed in the second quarter of 2005 and is consistent with the Company’s strategy of focusing AGC’s business on direct financial guaranty and AGRI’s business on financial guaranty reinsurance.  The Company does not expect the transaction to have a material impact on its consolidated 2005 net income.  The transaction is subject to final documentation and certain closing conditions, including regulatory approvals. There can be no assurance that this transaction will be consummated upon the terms specified above or at all.

As of April 1, 2005 our quota share reinsurance treaty with Ambac was renewed. In addition, AGRI entered into a master facultative agreement with Ambac on March 31, 2005. On April 20, 2005, Ambac also provided notice of a non-renewal of the quota share treaty on a run-off basis, effective July 1, 2006. This non-renewal will not affect business ceded from Ambac in any prior year, or business ceded under the current quota share treaty through June 30, 2006.

	Three Months Ended March 31,
Net Written Premiums	2005	2004
	($ in millions)
Public finance	$23.2	$40.5
Structured finance	10.8	11.9
Total	$34.0	$52.4

For the three months ended March 31, 2005 and 2004, net written premiums were $34.0 million and $52.4 million, respectively. The decrease of $18.4 million is consistent with the decrease in gross written premium described above.

	Three Months Ended March 31,
Net Earned Premiums	2005	2004
	($ in millions)
Public finance	$11.0	$12.6
Structured finance	12.0	7.8
Total	$23.0	$20.4
Included in public finance reinsurance net earned premiums are refundings of	$1.4	$2.9

Growth in our net earned premiums over the period has been driven by growth in the structured finance line of business, due to timing on installment earnings reported by our ceding companies. The public finance business’s contribution includes refunding premiums, which reflect the unscheduled pre-payment or refundings of underlying municipal bonds due to lower interest rates. These unscheduled refunding premiums are sensitive to market interest rates and we evaluate our net earned premiums both including and excluding these premiums.

Losses and LAE were $(7.1) million and $3.9 million, respectively, for the three months ended March 31, 2005 and 2004.   The predominant portion of the $(7.1) million in 2005 was the recovery of $6.8 million relating to a reinsurance claim incurred in 1998 and 1999.  This recovery was received in connection with the completion of two settlements.

For the three months ended March 31, 2005 and 2004, acquisition costs were $8.1 million and $7.1 million, respectively. The increase in acquisition costs over the periods is directly related to an increase in net earned premiums.

Operating expenses for the three months ended March 31, 2005 and 2004, were $4.4 million and $3.0 million, respectively.  During 2005 the Company implemented a new operating expense allocation methodology.  This new methodology more closely applies expenses to the individual operating segments and was based on a comprehensive cost study.  The prior allocation was based on earned premium.  This caused the reinsurance guaranty and mortgage guaranty segments to receive an disproportionate amount of the expenses.  2004 amounts have been adjusted to reflect this new allocation.  The increase in operating expenses for the three months ended March 31, 2005, compared with the three months ended March 31, 2004 is related to maintaining a holding company platform.  This platform was not established until April 28, 2004, the date of the IPO.

Mortgage Guaranty Segment

Mortgage guaranty insurance provides protection to mortgage lending institutions against the default of borrowers on mortgage loans that, at the time of the advance, had a loan-to-value ratio in excess of a specified ratio. We primarily function as a reinsurer in this industry and assume all or a portion of the risks undertaken by primary mortgage insurers.

The table below summarizes the financial results of our mortgage guaranty segment for the periods presented:

	Three Months Ended March 31,
	2005	2004
	($ in millions)
Gross written premiums	$19.4	$14.0
Net written premiums	19.4	14.0
Net earned premiums	4.6	8.4
Loss and loss adjustment expenses	0.2	(1.2)
Profit commission expense	1.0	5.0
Acquisition costs	0.5	0.9
Operating expenses	0.7	0.6
Underwriting gain	$2.2	$3.1

Loss and loss adjustment expense ratio	4.3%	(14.3)%
Expense ratio	47.4%	77.6%
Combined ratio	51.7%	63.3%

Gross written premiums for the three months ended March 31, 2005 and 2004 were $19.4 million and $14.0 million, respectively. The increase in gross written premiums is primarily related  to a single transaction executed in first quarter 2005 which contributed $16.3 million to gross written premiums. Likewise the first quarter 2004 included a single transaction which  contributed $9.5 million to gross written premiums. Excluding these items, gross written premiums decreased $1.4 million due to the run-off of our quota share treaty business.

Net written premiums for the three months ended March 31, 2005 and 2004 were $19.4 million and  $14.0 million, respectively. This is consistent with gross written premiums, as we do not cede a significant amount of our mortgage guaranty business.

For the three months ended March 31, 2005 and 2004, net earned premiums were $4.6 million and $8.4 million, respectively. The decrease in net earned premiums reflects the run-off of our quota share treaty business.

Loss and LAE were $0.2 million and $(1.2) million for the three months ended March 31, 2005 and 2004, respectively. During 2005 the Company added $0.2 million to portfolio reserves. The negative losses in  2004 are primarily a result of favorable loss development related to older contracts, which are running off. This 2004 development was also attributable to higher than expected appreciation in real estate values, resulting in both lower frequency of claims and lower severity of losses.

Profit commission expense for the three months ended March 31, 2005 and 2004 was $1.0 million and $5.0 million, respectively.  The decrease in profit commission expense for the three months ended March 31, 2005 compared with the three months ended March 31, 2004, is due to the favorable loss development on experience rated quota share treaties in 2004, which caused a reduction in loss and loss adjustment expenses, mentioned above.  There was no such favorable loss development in 2005.  Portfolio reserves are not a component of these profit commission calculations.

Acquisition costs for the three months ended March 31, 2005 and 2004 were $0.5 million and $0.9 million, respectively. The decline in acquisition costs in 2005 as compared with 2004 is directly related to the decline in net earned premiums.

Operating expenses for the three months ended March 31, 2005 and 2004, were $0.7 million and $0.6 million, respectively. During 2005 the Company implemented a new operating expense allocation methodology.  This new methodology more closely applies expenses to the individual operating segments and was based on a comprehensive cost study.  The prior allocation was based on earned premium.  This caused the reinsurance guaranty and mortgage guaranty segments to receive a disproportionate amount of the expenses.  2004 amounts have been adjusted to reflect this new allocation.  The increase in operating expenses for the three months ended March 31, 2005, compared with the three months ended March 31, 2004 is related to maintaining a holding company platform.  This platform was not established until April 28, 2004, the date of the IPO.

Other Segment

Our other segment consists of certain non-core businesses that we have exited in connection with the IPO, including equity layer credit protection, trade credit reinsurance, title reinsurance and auto residual value reinsurance.

The following table provides details of net earned premiums and underwriting results by line of business:

	Three Months Ended March 31,
	2005	2004
	($ in millions)

Net earned premiums:
Equity layer credit protection	$—	$5.4
Trade credit reinsurance	—	9.3
Title reinsurance	—	2.5
Total	$—	$17.2

Underwriting gain (loss):
Equity layer credit protection	$1.1	$2.5
Trade credit reinsurance	—	1.4
Title reinsurance	—	0.7
Auto residual value reinsurance	—	(2.5)
Total	$1.1	$2.1

Liquidity and Capital Resources

Our liquidity, both on a short-term basis (for the next twelve months) and a long-term basis (beyond the next twelve months), is largely dependent upon: (1) the ability of our subsidiaries to pay dividends or make other payments to us and (2) external financings. Our liquidity requirements include the payment of our operating expenses, interest on our debt, and dividends on our common shares. We may also require liquidity to make periodic capital investments in our operating subsidiaries. In the ordinary course of our business, we evaluate our liquidity needs and capital resources in light of holding company expenses, debt-related expenses and our dividend policy, as well as rating agency considerations. Based on the amount of dividends we expect to receive from our subsidiaries and the income we expect to receive from our invested assets, management believes that we will have sufficient liquidity to satisfy our needs over the next twelve months, including the ability to pay dividends on our common shares in accordance with our dividend policy.  Total cash paid during 2005 for dividends to shareholders was $2.3 million, or $0.03 per common share. Beyond the next twelve months, the ability of our subsidiaries to declare and pay dividends may be influenced by a variety of factors including market conditions, insurance and rating agencies regulations and general economic conditions. Consequently, although management believes that we will continue to have sufficient liquidity to meet our debt service and other obligations over the long term, no guarantee can be given that we will not be required to seek external debt or equity financing in order to meet our operating expenses, debt service obligations or pay dividends on our common shares.

We anticipate that a major source of our liquidity, for the next twelve months and for the longer term, will be amounts paid by our operating subsidiaries as dividends. Certain of our operating subsidiaries are subject to restrictions on their ability to pay dividends. The amount available at AGC to pay dividends in 2005 with notice to, but without the prior approval of, the Maryland Insurance Commissioner is approximately $23.7 million (unaudited). AGC has committed to its rating agencies that it will not pay more than $10.0 million per year in dividends. Dividends paid by a U.S. company to a Bermuda holding company presently are subject to withholding tax at a rate of 30%. The amount available at AGRI to pay dividends in 2005 in compliance with Bermuda law is $557.4 million.

Liquidity at our operating subsidiaries is used to pay operating expenses, claims, payment obligations with respect to credit derivatives, reinsurance premiums, dividends to Assured Guaranty U.S. Holdings Inc. for  debt service and dividends to us, as well as, where appropriate, to make capital investments in their own subsidiaries. In addition, certain of our operating companies may be required to post collateral in connection with credit derivatives and reinsurance transactions. Management believes that these subsidiaries’ operating needs generally can be met from operating cash flow, including gross written premium and investment income from their respective investment portfolios.

Net cash flows provided by operating activities were $57.2 million and $12.4 million during the three months ended March 31, 2005 and 2004, respectively. The increase in cash flows provided by operating activities was due to the favorable effect of changes in unearned premiums and reserves for losses and loss adjustment expenses, partially offset by the negative impact of premiums receivable from affiliates.

Net cash flows used in investing activities were $35.4 million and $9.9 million during the three months ended March 31, 2005 and 2004, respectively. These investing activities were primarily net purchases of fixed maturity investment securities during 2005 and 2004.

Net cash flows used in financing activities was $17.0 million during the three months ended March 31, 2005. There were no cash flows associated with financing activities during the three months ended March 31, 2004.  In March 2005, we declared and paid dividends of $2.3 million, or $0.03 per common share. No such dividends were paid in First Quarter 2004.

On November 4, 2004, our Board of Directors authorized a $25.0 million share stock repurchase program with no scheduled date to expire. Between November 2004 and March 31, 2005, the Company has spent $20.7 million to repurchase approximately 1.1 million shares of Common Stock. During First Quarter of 2005 we paid $14.7 million to repurchase 0.8 million shares of our Common Stock. In April 2005, the Company completed the share buyback program at which time it has repurchased a total of 1.3 million shares of Common Stock.

As of March 31, 2005 our future cash payments associated with contractual obligations pursuant to our operating leases for office space and have not materially changed since December 31, 2004.

Credit Facilities

$250.0 million Credit Facility

The Company entered into a $250.0 million unsecured credit facility (“$250.0 million credit facility”) on April 29, 2004, with a syndicate of banks, for which ABN AMRO Incorporated and Bank of America are acting as co-arrangers. Each of Assured Guaranty Ltd., AGC and Assured Guaranty (UK) Ltd. (“AG (UK)”), a subsidiary of AGC organized under the laws of the United Kingdom, is a party, as borrower. The $250.0 million credit facility was replaced by the $300.0 million credit facility discussed below.

The $250.0 million credit facility was a 364-day facility available for general corporate purposes, and any amounts outstanding under the facility at its expiration will be due and payable one year following the facility’s expiry. As of March 31, 2005 and December 31, 2004, no amounts were outstanding under this facility nor have there been any borrowings under the life of this facility.  Under the $250.0 million credit facility, AGC can borrow up to $250.0 million, Assured Guaranty Ltd. has a borrowing limit not to exceed $50.0 million, and AG (UK) has a borrowing limit not to exceed $12.5 million. The $250.0 million credit facility’s financial covenants require that Assured Guaranty Ltd.: (a) maintain a minimum net worth of 75% of its pro forma net worth (determined as of the first required reporting date under the facility), (b) maintain an interest coverage ratio of at least 2.5:1, and (c) maintain a maximum debt-to-capital ratio of 30%. As of March 31, 2005 Assured Guaranty Ltd. was in compliance with all of these financial covenants. In addition, the $250.0 million credit facility requires that AGC: (a) maintain qualified statutory capital of at least 80% of its statutory capital as of the fiscal quarter prior to the closing date of the facility, (b) maintain a ratio of aggregate net par outstanding to qualified statutory capital of not more than 150:1, and (c) maintain a maximum debt-to-capital ratio of 35%. As of March 31, 2005 AGC was in compliance with all of these financial covenants.

Letter of Credit Agreement

On November 8, 2004 Assured Guaranty Ltd., AGRI and AGRO entered into a standby letter of credit agreement (the “LOC Agreement”) with KeyBank National Association (“KeyBank”). Under the LOC Agreement, KeyBank has agreed to issue up to $50.0 million in letters of credit on our behalf. The obligations of Assured Guaranty Ltd., AGRI and AGRO under the LOC Agreement are joint and several. The letters of credit will be used to satisfy AGRI’s or AGRO’s obligations under certain reinsurance agreements and for general corporate purposes. The LOC Agreement contains covenants that limit debt, liens, guaranties, loans and investments, dividends, liquidations, mergers, consolidations, acquisitions, sales of assets or subsidiaries and affiliate transactions.  Most of these restrictions are subject to certain minimum thresholds and exceptions. The LOC Agreement also contains financial covenants that require the Company: (i) to maintain the ratio of consolidated debt to total capitalization at not greater than 0.30 to 1.0; (ii) to maintain consolidated net worth of at least seventy-five percent (75%) of its consolidated net worth as of June 30, 2004; and (iii) to maintain the consolidated interest coverage ratio for any test period ending on the last day of a fiscal quarter at not less than 2.50 to 1.0. In addition, the LOC Agreement provides that the obligations of KeyBank to issue letters of credit may be terminated, and our obligations under the agreement may be accelerated, upon an event of default.  As of March 31, 2005 and December 31, 2004, no amounts were payable under any letter of credit issued under this facility. The LOC Agreement expired on April 28, 2005 and was replaced by the $300.0 million credit facility discussed below.

$300.0 million Credit Facility

On April 15, 2005, Assured Guaranty Ltd. and certain of its subsidiaries entered into a $300.0 million three-year unsecured revolving credit facility (the “$300.0 million credit facility”) with a syndicate of banks, for which ABN AMRO Incorporated and Bank of America, N.A. acted as lead arrangers and KeyBank National Association (“KeyBank”) acted as syndication agent.  Under the $300.0 million credit facility, each of AGC, AG (UK) and, subject to AGRI and AGRO entering into the guaranties discussed below, Assured Guaranty Ltd., AGRI and AGRO are entitled to request the banks to make loans to such borrower or to request that letters of credit be issued for the account of such borrower.

The $300.0 million credit facility is intended to replace (1) the $250.0 million credit facility and (2)  the LOC Agreement.  The $250.0 million credit facility was terminated as of the closing of the $300.0 million credit facility.  Under the LOC Agreement, KeyBank has issued two letters of credit, both on behalf of AGRO, with an aggregate stated amount of approximately $20.7 million.  The LOC agreement expired effective April 28, 2005. The parties to the LOC Agreement have agreed that no additional letters of credit would be issued, extended or renewed from and after the date of the closing of the $300.0 million credit facility and letters of credit that were outstanding on such date will, unless cancelled and surrendered by the respective beneficiaries thereof, remain outstanding until their respective stated expiration dates of December 31, 2005.

The proceeds of the loans and letters of credit are to be used for the working capital and other general corporate purposes of the borrowers and to support reinsurance transactions.

At the closing of the $300.0 million credit facility, (i) AGC guaranteed the obligations of AG (UK) under such facility, (ii) Assured Guaranty Ltd. guaranteed the obligations of AGRI and AGRO under such facility and agreed that, if the Company Consolidated Assets (as defined in the related credit agreement) of AGC and its subsidiaries were to fall below $1.2 billion, it would, within 15 days, guarantee the obligations of AGC and AG (UK) under such facility and (iii) Assured Guaranty Overseas US Holdings Inc., as a Material Non-AGC Subsidiary (as defined in the related credit agreement), guaranteed the obligations of Assured Guaranty Ltd., AGRI and AGRO under such facility.  It was further agreed that none of Assured Guaranty Ltd., AGRI or AGRO would be able to borrow under the $300.0 million credit facility until AGRI and AGRO, as Material Non-AGC Subsidiaries, have both guaranteed the obligations of the other and of Assured Guaranty Ltd. under such facility.

The $300.0 million credit facility’s financial covenants require that Assured Guaranty Ltd. (a) maintain a minimum net worth of $1.2 billion, (b) maintain an interest coverage ratio of at least 2.5:1, and (c) maintain a maximum debt-to-capital ratio of 30%.  In addition, the $300.0 million credit facility requires that AGC: (x) maintain qualified statutory capital of at least 80% of its statutory capital as of the fiscal quarter prior to the closing date of the facility and (y) maintain a ratio of aggregate net par outstanding to qualified statutory capital of not more than 150:1.  Furthermore, the $300.0 million credit facility contains restrictions on Assured Guaranty Ltd. and its subsidiaries, including, among other things, in respect of their ability to incur debt, permit liens, become liable in respect of guaranties, make loans or investments, pay dividends or make distributions, dissolve or become party to a merger, consolidation or acquisition, dispose of assets or enter into affiliate transactions.  Most of these restrictions are subject to certain minimum thresholds and exceptions.  A default by one borrower will give rise to a right of the lenders to terminate the facility and accelerate all amounts then outstanding.

Non-Recourse Credit Facility

AGC is also party to a non-recourse credit facility with a syndicate of banks which provides up to $175.0 million specifically designed to provide rating agency-qualified capital to further support AGC’s claims paying resources. The facility expires in December 2010 and is subject to annual extension for an additional term of one year in order to maintain its term at seven periods. As of March 31, 2005 and December 31, 2004, no amounts were outstanding under this facility nor have there been any borrowings under the life of this facility.

The Company’s failure to comply with certain covenants under our credit facilities could, subject to grace periods in the case of certain covenants, result in an event of default.  This could require the Company to repay any outstanding borrowings in an accelerated manner.

Committed Capital Securities

On April 8, 2005, AGC entered into separate agreements (the “Put Agreements”) with each of Woodbourne Capital Trust I, Woodbourne Capital Trust II, Woodbourne Capital Trust III and Woodbourne Capital Trust IV (each, a “Custodial Trust”) pursuant to which AGC may, at its option, cause each of the Custodial Trusts to purchase up to $50,000,000 of perpetual preferred stock of AGC (the “AGC Preferred Stock”).

Structure

Each of the Custodial Trusts is a newly organized Delaware statutory trust formed for the purpose of (i) issuing a series of flex committed capital securities (the “CCS Securities”) representing undivided beneficial interests in the assets of such Custodial Trust; (ii) investing the proceeds from the issuance of the CCS Securities or any  redemption in full of AGC Preferred Stock in a portfolio of high-grade commercial paper and (in limited cases) U.S. Treasury Securities (the “Eligible Assets”), (iii) entering into the Put Agreement with AGC; and (iv) entering into related agreements.

Initially, all of the CCS Securities were issued to a special purpose pass-through trust (the “Pass-Through Trust”).  The Pass-Through Trust is a newly created statutory trust organized under the Delaware Statutory Trust Act formed for the purposes of (i) issuing $200,000,000 of Pass-Through Trust Securities to qualified institutional buyers within the meaning of Rule 144A under the Securities Act of 1933, as amended, (ii) investing the proceeds from the sale of the Pass-Through Trust Securities in, and holding, the CCS Securities issued by the Custodial Trusts and (iii) entering into related agreements.  Neither the Pass-Through Trust nor the Custodial Trusts are consolidated in Assured Guaranty’s financial statements.

Income distributions on the Pass-Through Trust Securities will be equal to an annualized rate of One-Month LIBOR plus 110 basis points for all periods ending on or prior to April 8, 2008, and thereafter distributions will be determined pursuant to a remarketing process (the “Flexed Rate Period”) or pursuant to an auction process (the “Auction Rate Mode”).  Distributions on the CCS Securities and dividends on the AGC Preferred Stock will be determined pursuant to the same process.

Put Agreement

Pursuant to the Put Agreement, AGC will pay a monthly put premium to each Custodial Trust except (1) during any period when the AGC Preferred Stock that has been put to a Custodial Trust is held by that Custodial Trust or (2) upon termination of the Put Agreement.  The put premium will equal the product of (A) the applicable distribution rate on the CCS Securities for the respective distribution period less the  excess of (i) the Custodial Trust’s stated return on the Eligible Assets for such distribution period (including any fees and expenses of the Pass-Through Trust) (expressed as an annual rate) over (ii) the expenses of the Custodial Trust for such distribution period (expressed as an annual rate), (B) the aggregate face amount of the CCS Securities of the Custodial Trust outstanding on the date the put premium is calculated, and (C) a fraction, the numerator of which will be the actual number of days in such distribution period and the denominator of which will be 360.  In addition, and as a condition to exercising the put option under a Put Agreement, AGC is required to enter into a Custodial Trust Expense Reimbursement Agreement with the respective Custodial Trust pursuant to which AGC agrees it will pay the fees and expenses of the Custodial Trust (which includes the fees and expenses of the Pass-Through Trust) during the period when such Custodial Trust holds AGC Preferred Stock.

Upon exercise of the put option granted to AGC pursuant to the Put Agreement, a Custodial Trust will liquidate its portfolio of Eligible Assets and purchase the AGC Preferred Stock and will hold the AGC Preferred Stock until the earlier of (i) the redemption of such AGC Preferred Stock and (ii) the liquidation or dissolution of the Custodial Trust.

Each Put Agreement has no scheduled termination date or maturity, however, it will terminate if (1) AGC fails to pay the put premium in accordance with the Put Agreement, and such failure continues for five business days, (2) during the Auction Rate Mode, AGC elects to have the AGC Preferred Stock bear a fixed rate dividend (a “Fixed Rate Distribution Event”), (3) AGC fails to pay (i) dividends on the AGC Preferred Stock, or (ii) the fees and expenses of the Custodial Trust, for the related dividend period, and such failure continues for five business days, (4) AGC fails to pay the redemption price of the AGC Preferred Stock and such failure continues for five business days, (5) the face amount of a Custodial Trust’s CCS Securities is less than $20,000,000, (6) AGC elects to terminate the Put Agreement, or (7) a decree of judicial dissolution of the Custodial Trust is entered. If, as a result of AGC’s failure to pay the put premium, the Custodial Trust is liquidated, AGC will be required to pay a termination payment which will be distributed to the holders of the Pass-Through Trust Securities. The termination payment will be at a rate equal to 1.10% per annum of the amount invested in Eligible Assets calculated from the date of the failure to pay the put premium through the end of the applicable period.

AGC Preferred Stock

AGC Preferred Stock will be issued in one or more series, with each series in an aggregate liquidation preference amount equal to the aggregate face amount of a Custodial Trust’s outstanding CCS Securities, net of fees and expenses, upon exercise of the put option. Unless redeemed by AGC, the AGC Preferred Stock will be perpetual.

For each distribution period, holders of the outstanding AGC Preferred Stock of any series, in preference to the holders of common stock and of any other class of shares ranking junior to the AGC Preferred Stock, will be entitled to receive out of any funds legally available therefore when, as and if declared by the Board of Directors of AGC or a duly authorized committee thereof, cash dividends at a rate per share equal to the dividends rate for such series of AGC Preferred Stock for the respective distribution period.  Prior to a Fixed Rate Distribution Event, the dividend rate on the AGC Preferred Stock will be equal to the distribution rate on the CCS Securities.  The Custodial Trust’s expenses (including any expenses of the Pass-Through Trust) for the period will be paid separately by AGC pursuant to the Custodial Trust Expense Reimbursement Agreement.

Upon a Fixed Rate Distribution Event, the distribution rate on the AGC Preferred Stock will equal the fixed rate equivalent of one-month LIBOR plus 2.50%. A “Fixed Rate Distribution Event” will be deemed to have occurred during the Auction Rate Mode when AGC Preferred Stock is outstanding, if: (1) AGC elects to have the AGC Preferred Stock bear dividends at a fixed rate, (2) AGC fails to pay dividends on the AGC Preferred Stock for the related distribution period and such failure continues for five business days or (3) AGC fails to pay the fees and expenses of the Custodial Trust for the related distribution period pursuant to the Custodial Trust Expense Reimbursement Agreement and such failure continues for five business days.

During the Flexed Rate Period and for any period in which AGC Preferred Stock is held by a Custodial Trust, dividends will be paid monthly, except that during the Auction Rate Mode dividends will be paid every 49 days.   Following a Fixed Rate Distribution Event, dividends will be paid every 90.

Following exercise of the put option during any Flexed Rate Period, AGC may redeem the AGC Preferred Stock held by a Custodial Trust in whole and not in part on any distribution payment date by paying a redemption price to such Custodial Trust in an amount equal to the liquidation preference amount of the AGC Preferred Stock (plus any accrued but unpaid dividends on the AGC Preferred Stock for the then current distribution period).  If AGC redeems the AGC Preferred Stock held by a Custodial Trust, the Custodial Trust will reinvest the redemption proceeds in Eligible Assets and, in accordance with the Put Agreement, AGC will pay the put premium to the Custodial Trust.  If the AGC Preferred Stock was distributed to holders of CCS Securities during any Flexed Rate Period then AGC may not redeem the AGC Preferred Stock until the end of such period.

Following exercise of the put option during the Auction Rate Mode or at the end of any Flexed Rate Period,  AGC may redeem the AGC Preferred Stock held by a Custodial Trust in whole or in part (x) on the final distribution payment date of the applicable Flexed Rate Period and (y) on any distribution payment date in the Auction Rate Mode, by paying a redemption price to the Custodial Trust in an amount equal to the liquidation preference amount of the AGC Preferred Stock to be redeemed (plus any accrued but unpaid dividends on such AGC Preferred Stock for the then current distribution period).  If AGC partially redeems the AGC Preferred Stock held by a Custodial Trust, the redemption proceeds will be distributed pro rata to the holders of the CCS Securities and, if the Pass-Through Trust is the holder of CCS Securities, distributed by the Pass-Through Trust to holders of Pass-Through Securities (and a corresponding reduction in the aggregate face amount of CCS Securities and, if the Pass-Through Trust is the holder of CCS Securities, Pass-Through Trust Securities will be made); provided that AGC must redeem all of the AGC Preferred Stock if after giving effect to a partial redemption, the aggregate liquidation preference amount of the AGC Preferred Stock held by such Custodial Trust immediately following such redemption would be less than $20,000,000.  If a Fixed Rate Distribution Event occurs, AGC may not redeem the AGC Preferred Stock for a period of two years from the date of such Fixed Rate Distribution Event.

Investment Portfolio

Our investment portfolio consisted of $2,083.4 million of fixed maturity securities, $63.5 million of short-term investments and had a duration of 4.6 years as of March 31, 2005. Our investment portfolio consisted of $1,965.1 million of fixed maturity securities, $175.8 million of short-term investments and had a duration of 5.0 years as of December 31, 2004.  Our fixed maturity securities are designated as available for sale in accordance with FAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”(“FAS 115”) Fixed maturity securities are reported at fair value in accordance with FAS 115, and the change in fair value is reported as part of accumulated other comprehensive income.

Fair value of the fixed maturity securities is based upon quoted market prices provided by either independent pricing services or, when such prices are not available, by reference to broker or underwriter bid indications. Our investment portfolio does not include any non-publicly traded securities. For a detailed description of our valuation of investments see “Critical Accounting Estimates.”

We review our investment portfolio for possible impairment losses. For additional information, see “Critical Accounting Estimates.”

The following table summarizes the ratings distributions of our investment portfolio as of March 31, 2005 and December 31, 2004. Ratings are represented by the lower of the Moody’s and S&P classifications.

	As of March 31, 2005	As of December 31, 2004

AAA or equivalent	81.9%	77.7%
AA	12.6%	15.6%
A	5.5%	6.6%
BBB	—%	0.1%
Total	100.0%	100.0%

As of March 31, 2005 and December 31, 2004, our investment portfolio did not contain any securities that were not rated or rated below investment grade.

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

Under agreements with our cedants and in accordance with statutory requirements, we maintain fixed maturity securities in trust accounts for the benefit of reinsured companies and for the protection of policyholders, generally in states where we or our subsidiaries, as applicable, are not licensed or accredited. The carrying value of such restricted balances as of March 31, 2005 and December 31, 2004 was $293.5 million and $304.4 million, respectively.

Under certain derivative contracts, we are required to post eligible securities as collateral, generally cash or U.S. government or agency securities. The need to post collateral under these transactions is generally based on marked to market valuations in excess of contractual thresholds. The fair market values of our pledged securities totaled $1.8 million as of March 31, 2005 and $1.9 million as of December 31, 2004.

Recent Accounting Pronouncements

See Note 2 to the Unaudited Interim Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk represents the potential for losses that may result from changes in the value of a financial instrument as a result of changes in market conditions. The primary market risks that impact the value of our financial instruments are interest rate risk, basis risk, such as taxable interest rates relative to tax-exempt interest rates, and credit spread risk. Senior managers in our risk management department are responsible for monitoring risk limits and applying risk measurement methodologies. The estimation of potential losses arising from adverse changes in market conditions is a key element in managing market risk. We use various systems, models and stress test scenarios to monitor and manage market risk. These models include estimates made by management that use current and historic market information. The valuation results from these models could differ materially from amounts that actually are realized in the market. See “Critical Accounting Estimates—Valuation of Investments.”

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

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Lawsuits arise in the ordinary course of the Company’s business. It is the opinion of the Company’s management, based upon the information available, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the Company’s financial position, results of operations or liquidity, although an adverse resolution of a number of these items could have a material adverse effect on the Company’s results of operations or liquidity in a particular quarter or fiscal year.

In April, AGC received a Notice of Order to Preserve (“Order”) from the Office of the Commissioner of Insurance, State of Georgia (“Commissioner”).  The Order was directed to “ACE Limited, and all affiliates” and requires the preservation of documents and other items related to “finite insurance” and a broad group of other insurance and reinsurance agreements. Also in April, AGC, and numerous other insurers, received a subpoena from the Commissioner related to the “initial phase” of the Commissioner’s investigation into “finite-risk” transactions. The subpoena requests information on AGC’s assumed and ceded reinsurance contracts in force during 2004.  AGC is cooperating with the Commissioner.

In the ordinary course of their respective businesses, certain of the Company’s subsidiaries assert claims in legal proceedings against third parties to recover losses paid in prior periods.  The amounts, if any, the Company will recover in these proceedings are uncertain, although recoveries in any one or more of these proceedings during any quarter or fiscal year could be material to the Company’s results of operations in that particular quarter or fiscal year.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer’s Purchases of Equity Securities

On November 4, 2004, the Company’s Board of Directors authorized a $25.0 million share stock repurchase program with no scheduled date to expire. As of March 31, 2005, the Company has spent approximately $21.2 million to repurchase approximately 1.1 million shares of its Common Stock at an average price of $18.80. The following table reflects purchases made by the Company during the three months ended March 31, 2005:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

January 1 – January 31	25,000	$19.50	25,000	$18,526,376
February 1 – February 28	250,000	$19.10	250,000	$13,750,969
March 1 – March 31	530,400	$18.73	530,400	$3,817,277
Total	805,400	$18.87	805,400

Item 3 is omitted either because it is inapplicable or because the answer to such question is negative.

Item 4 – Submission of Matters to a Vote of Security Holders

At the Annual General Meeting held on May 5, 2005, the following matters were submitted to, and approved by, shareholders of the Company:

1.             ELECTION OF CLASS I DIRECTOR FOR TERM EXPIRING IN 2008

	FOR	WITHHOLD
Patrick W. Kenny	64,808,146	265,476

2.             RE-APPROVAL OF ASSURED GUARANTY LTD. 2004 LONG-TERM INCENTIVE PLAN

			BROKER
FOR	AGAINST	ABSTAIN	NON-VOTES
61,400,035	2,948,244	725,343	0

3.             APPROVAL OF THE ASSURED GUARANTY LTD. EMPLOYEE STOCK PURCHASE PLAN

			BROKER
FOR	AGAINST	ABSTAIN	NON-VOTES
59,523,023	135,056	718,733	4,696,810

4.             RATIFICATION OF THE APPOINTMENT OF PRICEWATERHOUSECOOPERS LLP AS THE INDEPENDENT ACCOUNTANTS OF ASSURED GUARANTY LTD. FOR THE FISCAL YEAR ENDING DECEMBER 31, 2005

			BROKER
FOR	AGAINST	ABSTAIN	NON-VOTES
65,013,741	55,436	4,445	0

5.             PROPOSALS CONCERNING ASSURED GUARANTY LTD. SUBSIDIARIES

A.           PROPOSALS CONCERNING ASSURED GUARANTY RE INTERNATIONAL LTD. (“AGRI”)

I.             ELECTION OF DIRECTORS FOR TERM EXPIRING IN 2006

	FOR	WITHHOLD
Howard Albert	64,808,146	265,476

Robert Bailenson	64,808,146	265,476

Dominic J. Frederico	64,808,146	265,476

James M. Michener	64,808,146	265,476

Robert B. Mills	64,808,146	265,476

David Penchoff	64,808,146	265,476

Pierre A. Samson	64,808,146	265,476

II.            APPOINTMENT OF PRICEWATERHOUSECOOPERS LLP AS INDEPENDENT AUDITORS OF AGRI FOR THE FISCAL YEAR ENDING DECEMBER 31, 2005

			BROKER
FOR	AGAINST	ABSTAIN	NON-VOTES
64,869,281	54,836	149,505	0

III.           CHANGING THE NAME OF AGRI TO “ASSURED GUARANTY RE LTD.”

			BROKER
FOR	AGAINST	ABSTAIN	NON-VOTES
65,040,721	24,246	8,655	0

B.            PROPOSALS CONCERNING ASSURED GUARANTY BARBADOS HOLDINGS LTD. (“AGL BARBADOS”)

I.             ELECTION OF DIRECTOR FOR TERM EXPIRING IN 2006

	FOR	WITHHOLD
James M. Michener	64,808,146	265,476

Robert B. Mills	64,808,146	265,476

Michael J. Schozer	64,808,146	265,476

Kenneth Thomson	64,808,146	265,476

Robert Worme	64,808,146	265,476

II.            APPOINTMENT OF PRICEWATERHOUSECOOPERS LLP AS INDEPENDENT AUDITORS OF AGL BARBADOS FOR THE FISCAL YEAR ENDING DECEMBER 31, 2005

			BROKER
FOR	AGAINST	ABSTAIN	NON-VOTES
64,868,296	55,821	149,505	0

Item 5 – Other Information

For purposes of Section 162(m) of the Internal Revenue Code, on February 9, 2005, the Compensation Committee of the Board of Directors approved an objective performance goal for 2005 under the Long-Term Incentive Plan of net income, as adjusted. After completion of the applicable performance period, the Compensation Committee will determine the extent to which the performance goal has been achieved and the amounts to be paid under the Long-Term Incentive Plan.

Item 6 – Exhibits

See Exhibit Index for a list of exhibits filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the under  signed thereunto duly authorized.

Assured Guaranty Ltd.(Registrant)

Dated: May 9, 2005	By:	/S/ Robert B. Mills

Robert B. Mills Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	$300,000,000 Revolving Credit Facility Credit Agreement

10.2*	Non-Qualified Stock Option Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan

10.3*	Non-Qualified Stock Option Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (to be used with Employment Agreement)

10.4*	Restricted Stock Agreement under Assured Guaranty Ltd. 2004 Long Term Incentive Plan

10.5*	Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long Term Incentive Plan (to Be used with employment agreement)

10.6	Put Agreement between Assured Guaranty Corp. and Woodbourne Capital Trust [I][II][III][IV]

10.7	Custodial Trust Expense Reimbursement Agreement

10.8

Assured Guaranty Corp. Articles Supplementary Classifying and Designating Series of Preferred Stock as Series A Perpetual Preferred Stock, Series B Perpetual Preferred Stock, Series C Perpetual Preferred Stock, Series D Perpetual Preferred Stock

31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Assured Guaranty Corp.’s Consolidated Unaudited Financial Statements as of March 31, 2005 and December 31, 2004 and for the Three Months Ended March 31, 2005 and 2004

* management contract or compensatory plan