Form 10-Q
period 2005-06-30
ASSURED GUARANTY LTD
filed 2005-08-15
CIK 1273813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

YES    ☐    NO    ☒

The number of registrant’s Common Shares ($0.01 par value) outstanding as of August 1, 2005 was 74,876,769.

ASSURED GUARANTY LTD.

INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements:
Consolidated Balance Sheets (unaudited) as of June 30, 2005 and December 31, 2004
Consolidated Statements of Operations and Comprehensive Income (unaudited) for the Three and Six Months Ended June 30, 2005 and 2004
Consolidated Statements of Shareholders’ Equity (unaudited) for Six Months Ended June 30, 2005
Consolidated Statements of Cash Flows (unaudited) for Six Months Ended June 30, 2005 and 2004
Notes to Consolidated Financial Statements (unaudited)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Assured Guaranty Ltd.
Consolidated Balance Sheets
(in thousands of U.S. dollars except per share and share amounts)

(Unaudited)

	June 30,	December 31,
	2005	2004

Assets
Fixed maturity securities, at fair value (amortized cost: $1,985,790 in 2005 and $1,873,450 in 2004)	$2,076,842	$1,965,051
Short-term investments, at cost which approximates fair value	121,106	175,837
Total investments	2,197,948	2,140,888
Cash and cash equivalents	4,748	16,978
Accrued investment income	21,448	21,924
Deferred acquisition costs	188,194	186,354
Prepaid reinsurance premiums	13,803	15,204
Reinsurance recoverable on ceded losses	112,351	120,220
Loss recovery receivable	63,676	—
Premiums receivable	28,507	40,819
Goodwill	85,417	85,417
Unrealized gains on derivative financial instruments	34,471	43,901
Other assets	21,001	22,306
Total assets	$2,771,564	$2,694,011

Liabilities and shareholders’ equity
Liabilities
Unearned premium reserves	$530,151	$521,271
Reserves for losses and loss adjustment expenses	206,352	226,503
Profit commissions payable	45,421	61,671
Reinsurance balances payable	21,862	25,112
Current income taxes	28,407	—
Deferred income taxes	18,217	40,053
Funds held by Company under reinsurance contracts	53,771	50,768
Long-term debt	197,330	197,356
Other liabilities	50,545	43,665
Total liabilities	1,152,056	1,166,399
Commitments and contingencies
Shareholders’ equity
Common stock ($0.01 par value, 500,000,000 shares authorized; 74,880,706 and 75,678,792 shares issued and outstanding in 2005 and 2004)	749	757
Treasury stock held in trust, at cost (436,000 shares outstanding)	(7,850)	(7,850)
Additional paid-in capital	884,389	894,219
Unearned stock grant compensation	(10,106)	(6,729)
Retained earnings	674,832	568,255
Accumulated other comprehensive income	77,494	78,960
Total shareholders’ equity	1,619,508	1,527,612
Total liabilities and shareholders’ equity	$2,771,564	$2,694,011

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Consolidated Statements of Operations and Comprehensive Income
(in thousands of U.S. dollars except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues
Gross written premiums	$40,470	$64,355	$118,567	$62,812
Ceded premiums	(10,314)	(94,298)	(11,942)	(99,626)
Net written premiums	30,156	(29,943)	106,625	(36,814)
Decrease (increase) in net unearned premium reserves	18,108	20,613	(10,271)	114,150
Net earned premiums	48,264	(9,330)	96,354	77,336
Net investment income	23,668	23,456	46,800	47,841
Net realized investment gains	1,666	8,687	3,457	9,869
Unrealized (losses) gains on derivative financial instruments	(12,502)	14,653	(9,430)	22,003
Other income	(190)	14	93	546
Total revenues	60,906	37,480	137,274	157,595

Expenses
Loss and loss adjustment expenses	(59,133)	(60,008)	(68,529)	(36,340)
Profit commission expense	3,345	4,847	4,332	10,334
Acquisition costs	11,713	8,437	21,929	21,544
Other operating expenses	14,487	26,608	28,995	39,229
Interest expense	3,410	2,546	6,706	3,980
Other expense	2,488	—	2,488	1,645
Total expenses	(23,690)	(17,570)	(4,079)	40,392

Income before provision for income taxes	84,596	55,050	141,353	117,203
Provision for income taxes
Current	46,385	5,248	51,468	7,427
Deferred	(28,539)	6,686	(21,213)	19,767
Total provision for income taxes	17,846	11,934	30,255	27,194
Net income	66,750	43,116	111,098	90,009
Other comprehensive income (loss), net of taxes
Unrealized holding gains (losses) on fixed maturity securities arising during the year	22,127	(64,814)	1,489	(49,969)
Reclassification adjustment for realized (gains) losses included in net income	(1,245)	4,137	(2,746)	7,512
Change in net unrealized gains on fixed maturity securities	20,882	(60,677)	(1,257)	(42,457)
Cash flow hedge	(104)	19,250	(209)	19,250
Other comprehensive income (loss), net of taxes	20,778	(41,427)	(1,466)	(23,207)
Comprehensive income	$87,528	$1,689	$109,632	$66,802

Earnings per share:
Basic	$0.90	$0.57	$1.50	$1.20
Diluted	$0.90	$0.57	$1.49	$1.20
Dividends per share	$0.03	$—	$0.06	$—

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Consolidated Statements of Shareholders’ Equity
For Six Months Ended June 30, 2005
(in thousands of U.S. dollars except per share amounts)

(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Unearned Stock Grant Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, January 1, 2005	$757	$(7,850)	$894,219	$(6,729)	$568,255	$78,960	$1,527,612
Net income	—	—	—	—	111,098	—	111,098
Dividends ($0.06 per share)	—	—	—	—	(4,521)	—	(4,521)
Restricted stock issuance, net	3	—	6,390	—	—	—	6,393
Common stock repurchases	(10)	—	(19,004)	—	—	—	(19,014)
Share activity under option and incentive plans	(1)	—	(1,275)	—	—	—	(1,276)
Tax benefit for options exercised	—	—	4,059	—	—	—	4,059
Cash flow hedge, net of tax of $(113)	—	—	—	—	—	(209)	(209)
Unrealized loss on fixed maturity securities, net of tax of $(572)	—	—	—	—	—	(1,257)	(1,257)
Unearned stock grant compensation, net	—	—	—	(3,377)	—	—	(3,377)
Balance, June 30, 2005	$749	$(7,850)	$884,389	$(10,106)	$674,832	$77,494	$1,619,508

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Consolidated Statements of Cash Flows
(in thousands of U.S. dollars)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Operating activities
Net income	$111,098	$90,009
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Non-cash interest and operating expenses	3,349	4,833
Net amortization of premium on fixed maturity securities	3,460	4,752
Goodwill impairment	—	1,645
(Benefit) provision for deferred income taxes	(21,213)	20,194
Net realized investment gains	(3,457)	(5,563)
Change in unrealized losses(gains) on derivative financial instruments	9,430	(22,003)
Change in deferred acquisition costs	(1,840)	(8,148)
Change in accrued investment income	476	1,684
Change in premiums receivable	12,312	30,829
Change in due from affiliate	—	115,000
Change in prepaid reinsurance premiums	1,401	(14,166)
Change in unearned premium reserves	8,880	(99,984)
Change in loss recovery receivable	(63,676)	—
Change in reserves for losses and loss adjustment expenses, net	(15,532)	(234,340)
Change in profit commissions payable	(16,250)	(13,973)
Change in value of reinsurance business assumed	—	14,226
Change in funds held by Company under reinsurance contracts	3,003	42,405
Change in current income taxes	32,971	(4,081)
Other	6,154	(36,555)
Net cash flows provided by (used in) operating activities	70,566	(113,236)

Investing activities
Fixed maturity securities:
Purchases	(513,987)	(312,051)
Sales	388,644	392,885
Maturities	13,000	14,172
Sales (purchases) of short-term investments, net	54,731	(42,919)
Net proceeds from sale of subsidiary	—	39,784
Net cash flows (used in) provided by investing activities	(57,612)	91,871

Financing activities
Repurchases of common stock	(19,014)	—
Dividends paid	(4,521)	—
Share activity under options and incentive plans	(1,276)	—
Net proceeds from issuance of senior notes	—	197,311
Repayment of note payable	—	(200,000)
Proceeds from cash flow hedge	—	19,250
Net cash flows (used in) provided by financing activities	(24,811)	16,561
Effect of exchange rate changes	(373)	1,023
Decrease in cash and cash equivalents	(12,230)	(3,781)
Cash and cash equivalents at beginning of period	16,978	32,365
Cash and cash equivalents at end of period	$4,748	$28,584

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements

June 30, 2005

(Unaudited)

1.  Business and Organization

On April 28, 2004, subsidiaries of ACE Limited (“ACE”), completed an initial public offering (“IPO”) of 49,000,000 of their 75,000,000 common shares, par value $0.01 per share, of Assured Guaranty Ltd. (the “Company”), formerly AGC Holdings Ltd.  Assured Guaranty Ltd.’s common shares are traded on the New York Stock Exchange under the symbol “AGO”. The IPO raised approximately $840.1 million in net proceeds, all of which went to the selling shareholders.  As part of the IPO, the Company and ACE entered into various agreements which govern various settlement issues.  As part of these agreements all pre-IPO intercompany receivables and payables were settled with ACE on June 10, 2004.  In connection with the IPO, the following transactions took place:

•                  On April 15, 2004, Assured Guaranty Re Overseas Ltd. (“AGRO”)  (an indirect subsidiary of Assured Guaranty Ltd.)  sold 100% of the common stock of its subsidiary, ACE Capital Title Reinsurance Company (“ACTR”), to ACE Bermuda Insurance Ltd., a subsidiary of ACE, for $39.8 million. There was no gain or loss associated with the sale.

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

Financial guaranty insurance provides an unconditional and irrevocable guaranty that protects the holder of a financial obligation against non-payment of principal and interest when due. Financial guaranty insurance may be issued to the holders of the insured obligations at the time of issuance of those obligations, or may be issued in the secondary market to holders of public bonds and structured securities.  A loss event occurs upon existing or anticipated credit deterioration, while a payment under a policy occurs when the insured obligation defaults.  This requires the Company to pay the required principal and interest when due in accordance with the underlying contract.  The principal types of obligations covered by the Company’s financial guaranty direct and financial guaranty assumed reinsurance businesses are structured finance obligations and public finance obligations. Because both businesses involve similar risks, the Company analyzes and monitors its financial guaranty direct portfolio and financial guaranty assumed reinsurance portfolio on a coordinated basis.

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

The Company has participated in several lines of business that are reflected in its historical financial statements but that the Company exited in connection with the IPO, including equity layer credit protection, trade credit reinsurance, title reinsurance, life, accident and health and auto residual value reinsurance.  These lines of business make up the Company’s other segment.

2.  Basis of Presentation

The unaudited interim consolidated financial statements, which include the accounts of the Company, have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial condition, results of operations and cash flows for the periods presented.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. These unaudited interim consolidated financial statements cover the three-month periods ended June 30, 2005 (“Second Quarter 2005”) and June 30, 2004 (“Second Quarter 2004”), and the six-month periods ended June 30, 2005 (“Six Months 2005”) and June 30, 2004 (“Six Months 2004”). Operating results for the three- and six-month periods ended June 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for a full year.  Certain items in the prior year consolidated financial statements have been reclassified to conform with the current period presentation. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

Amounts presented prior to April 28, 2004, the IPO date, were prepared on an historical combined basis, since Assured Guaranty Ltd. and its subsidiaries were included in the results of ACE. However, since the entities are the same for all periods presented, the financial statements have been prepared and reported on a consolidated basis.  This presentation has no impact on the Company’s results of operations or financial condition. Certain expenses reflected in the June 30, 2004 consolidated financial statements include allocations of corporate expenses incurred by ACE, related to general and administrative services provided to the Company, including tax consulting and preparation services, internal audit services and liquidity facility costs.

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

3.  Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FAS No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”). FAS 123R replaces FAS No.123, “Accounting for Stock-Based Compensation” (“FAS 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). As permitted by FAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation expense for employee stock options. Accordingly, the adoption of FAS 123R’s fair value method will impact the Company’s results of operations, although it will have no impact on its overall financial position. The impact of adoption of FAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted FAS 123R in prior periods, the impact of that standard would have approximated the impact of FAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 7. FAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in Six Months 2005 and Six Months 2004 for such excess tax deductions were $4.1 million and $5.4 million, respectively. In April 2005, the Securities and Exchange Commission delayed the effective date for adoption of FAS 123R for the Company until January 1, 2006.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairments and its Application to Certain Investments” (“EITF 03-1”), which provides guidance on recognizing other-than-temporary impairments on several types of investments including debt securities classified as held-to-maturity and available-for-sale under FAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”.  In June 2005, the FASB decided to rescind the guidance in paragraphs 10-20 of EITF 03-1. The disclosure requirements of EITF 03-1 remain in effect. These pronouncements will not materially effect the Company’s results of operations or financial position.

4.  Impact of Reinsurance Transactions

To limit its exposure on assumed risks, at the time of the IPO, the Company entered into certain proportional and non-proportional retrocessional agreements with other insurance companies, primarily subsidiaries of ACE, to cede a portion of the risk underwritten by the Company. In addition, the Company enters into reinsurance agreements with non-affiliated companies to limit its exposure to risk on an on-going basis.

In the event that any or all of the reinsurers are unable to meet their obligations, the Company would be liable for such defaulted amounts. Direct, assumed, and ceded amounts were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands of U.S. dollars)
Premiums Written
Direct	$20,942	$14,118	$44,697	$(76,924)
Assumed	19,528	50,237	73,870	139,736
Ceded	(10,314)	(94,298)	(11,942)	(99,626)
Net	$30,156	$(29,943)	$106,625	$(36,814)

Premiums Earned
Direct	$16,806	$12,932	$38,036	$30,446
Assumed	42,248	58,993	71,660	130,664
Ceded	(10,790)	(81,255)	(13,342)	(83,774)
Net	$48,264	$(9,330)	$96,354	$77,336

Loss and Loss Adjustment Expenses
Direct	$4,703	$847	$2,636	$(7,676)
Assumed	(71,385)	15,117	(80,574)	48,328
Ceded	7,549	(75,972)	9,409	(76,992)
Net	$(59,133)	$(60,008)	$(68,529)	$(36,340)

Loss and loss adjustment expenses of $(59.1) million in Second Quarter 2005, was the result of a third party settlement agreement that was reached during Second Quarter 2005, with two parties relating to a reinsurance claim incurred in 1998 and 1999, resulting in an accrual of $63.7 million.  We expect to receive the cash during August 2005.  During First Quarter 2005 the Company recovered $6.8 million relating to this same reinsurance claim.  These recoveries are shown in the statements of operations and comprehensive income in loss and loss adjusted expenses.  Recovery efforts relating to this and other claims are continuing. In addition, during First Quarter 2005, the Company recovered $1.1 million relating to its equity layer credit protection business, which was exited in connection with the IPO.

In connection with the IPO, the Company entered into several reinsurance agreements with subsidiaries of ACE that are considered retroactive reinsurance contracts. Under applicable accounting rules related to retroactive reinsurance, the Company would not be able to recognize a reinsurance recoverable on future adverse loss development, if applicable, until the Company paid the underlying loss and the Company is reimbursed by ACE. This difference in timing will cause the Company’s results of operations to otherwise be lower during the period in which, if at all, the Company recognizes a loss for adverse development on one of these agreements, notwithstanding the reinsurance, and will be recaptured through income in the period in which the Company actually recovers the underlying loss. For Second Quarter 2004, at the inception of these retroactive reinsurance contracts, ceded premiums written increased $92.5 million, ceded premiums earned increased $66.9 million and ceded loss and loss adjustment expenses increased $56.9 million.

For Six Months 2004 direct premiums written and direct loss and loss adjustment expenses (“LAE”) were impacted $(97.8) million and $(19.0) million, respectively, from the close out of transaction types either through reinsurance or commutation the Company does not expect to underwrite in the future.

Reinsurance recoverable on ceded losses and LAE as of June 30, 2005 and December 31, 2004 were $112.4 million and $120.2 million, respectively, and were all related to our other segment. Of these amounts, $90.0 million and $97.8 million, respectively, related to reinsurance agreements with ACE.

For Second Quarter 2005, $9.7 million and $4.2 million of our gross written premiums was ceded by Ambac Assurance Corporation (“Ambac”) and MBIA Insurance Corporation (“MBIA”), respectively.  Also during Second Quarter 2005, Financial Security Assurance Inc. (“FSA”) ceded $10.4 million of gross written premiums, excluding $18.4 million of reassumption premiums related to our healthcare business described below in the section titled “Agreement with FSA.” For Second Quarter 2004, $17.1 million, $9.5 million and $6.7 million of our gross written premiums was ceded by FSA, Ambac and MBIA, respectively.

For Six Months 2005, $32.6 million, excluding the aforementioned $18.4 million of reassumption premiums related to our healthcare business, $20.4 million and $8.9 million of our gross written premiums was ceded by FSA, Ambac and MBIA, respectively.  For Six Months 2004, $45.1 million, $20.7 million and $16.6 million of our gross written premiums was ceded by FSA, Ambac and MBIA, respectively.

Agreement with FSA

During Second Quarter 2005, Assured Guaranty Corp. (“AGC”) and Assured Guaranty Re Ltd. (“AG Re”), two of our subsidiaries, entered into a reinsurance agreement with FSA pursuant to which substantially all of FSA’s financial guaranty risks previously ceded to AGC (the “Ceded Business”) were assumed by AG Re.  This agreement is effective as of January 1, 2005.   In connection with the transaction, AGC transferred liabilities of $169.0 million, consisting primarily of unearned premium reserves.  All profit and loss related items associated with this transfer were eliminated in consolidation, with the exception of profit commission expense, certain other operating expenses, and provision for income taxes.  Since this transaction transferred unearned premium reserve from AGC, a U.S. tax payer, to AG Re, a non-U.S. taxable entity, we released a deferred tax liability related to differences between the book and tax carrying amounts of unearned premium reserves which resulted in a tax benefit.  The total impact of all these items on net income was $3.7 million.  FSA has agreed it would release AGC from all liabilities with respect to the Ceded Business.  FSA and AG Re have agreed that AG Re shall assume substantially all of AGC’s liabilities with respect to the Ceded Business. FSA may receive a profit commission on the Ceded Business based on its future performance.

FSA has also reassumed from AG Re approximately $12.0 million of unearned premium reserves, net of ceding commissions, of healthcare related business with an approximate par value of $820.0 million.

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

In April 2005, AGC received a Notice of Order to Preserve (“Order”) from the Office of the Commissioner of Insurance, State of Georgia (“Commissioner”).  The Order was directed to “ACE Limited, and all affiliates” and requires the preservation of documents and other items related to “finite insurance” and a broad group of other insurance and reinsurance agreements.  Also in April, AGC, and numerous other insurers, received a subpoena from the Commissioner related to the “initial phase” of the Commissioner’s investigation into “finite-risk” transactions.  The subpoena requests information on AGC’s assumed and ceded reinsurance contracts in force during 2004.  AGC is cooperating with the Commissioner.

In the ordinary course of their respective businesses, certain of the Company’s subsidiaries assert claims in legal proceedings against third parties to recover losses paid in prior periods.  The amounts, if any, the Company will recover in these proceedings are uncertain, although recoveries in any one or more of these proceedings during any quarter or fiscal year could be material to the Company’s results of operations in that particular quarter or fiscal year.  See Note 4 for information on reinsurance recoveries due to the Company’s legal proceedings against third parties.

The Company is party to reinsurance agreements with most of the major monoline primary financial guaranty insurance companies. The Company’s facultative and treaty agreements are generally subject to termination (i) upon written notice (ranging from 90 to 120 days) prior to the specified deadline for renewal, (ii) at the option of the primary insurer if the Company fails to maintain certain financial, regulatory and rating agency criteria which are equivalent to or more stringent than those the Company is otherwise required to maintain for its own compliance with state mandated insurance laws and to maintain a specified financial strength rating for the particular insurance subsidiary or (iii) upon certain changes of control of the Company. Upon termination under the conditions set forth in (ii) and (iii) above, the Company may be required (under some of its reinsurance agreements) to return to the primary insurer all statutory unearned premiums, less ceding commissions, attributable to reinsurance ceded pursuant to such agreements after which the Company would be released from liability with respect to the ceded business. Upon the occurrence of the conditions set forth in (ii) above, whether or not an agreement is terminated, the Company may be required to obtain a letter of credit or alternative form of security to collateralize its obligation to perform under such agreement or it may be obligated to increase the level of ceding commission paid.

6.  Long-Term Debt and Credit Facilities

The Company’s unaudited interim consolidated financial statements include long-term debt used to fund the Company’s insurance operations, and related interest expense, as described below.

Senior Notes

On May 18, 2004, Assured Guaranty US Holdings Inc., a subsidiary of the Company, issued $200.0 million of 7.0% Senior Notes due 2034 for net proceeds of $197.3 million. The proceeds of the offering were used to repay substantially all of a $200.0 million promissory note issued to a subsidiary of ACE in April 2004 as part of the IPO related formation transactions.  The coupon on the Senior Notes is 7.0%, however, the effective rate will be approximately 6.4%, taking into account the effect of a cash flow hedge executed by the Company in March 2004.  The Company recorded interest expense, net of amortized gain on the cash flow hedge of $3.3 million and $1.6 million in Second Quarter 2005 and 2004, respectively.  The Company recorded interest expense, net of amortized gain on the cash flow hedge of $6.7 million and $1.6 million in Six Months 2005 and 2004, respectively.  These Senior Notes are fully and unconditionally guaranteed by Assured Guaranty Ltd.

Credit Facilities

$300.0 million Credit Facility

On April 15, 2005, Assured Guaranty Ltd. and certain of its subsidiaries entered into a $300.0 million three-year unsecured revolving credit facility (the “$300.0 million credit facility”) with a syndicate of banks, for which ABN AMRO Incorporated and Bank of America, N.A. acted as lead arrangers and KeyBank National Association (“KeyBank”) acted as syndication agent.  Under the $300.0 million credit facility, each of AGC, Assured Guaranty (UK) Ltd. (“AG (UK)”), a subsidiary of AGC organized under the laws of the United Kingdom, and subject to AG Re and AGRO entering into the guaranties discussed below, Assured Guaranty Ltd., AG Re and AGRO are entitled to request the banks to make loans to such borrower or to request that letters of credit be issued for the account of such borrower.  The $300.0 million credit facility replaced (1) the $250.0 million credit facility and (2)  the Letter of Credit Agreement, both discussed below.

The proceeds of the loans and letters of credit are to be used for the working capital and other general corporate purposes of the borrowers and to support reinsurance transactions.

At the closing of the $300.0 million credit facility, (i) AGC guaranteed the obligations of AG (UK) under such facility, (ii) Assured Guaranty Ltd. guaranteed the obligations of AG Re and AGRO under such facility and agreed that, if the Company Consolidated Assets (as defined in the related credit agreement) of AGC and its subsidiaries were to fall below $1.2 billion, it would, within 15 days, guarantee the obligations of AGC and AG (UK) under such facility and (iii) Assured Guaranty Overseas US Holdings Inc., as a Material Non-AGC Subsidiary (as defined in the related credit agreement), guaranteed the obligations of Assured Guaranty Ltd., AG Re and AGRO under such facility.  It was further agreed that none of Assured Guaranty Ltd., AG Re or AGRO would be able to borrow under the $300.0 million credit facility until AG Re and AGRO, as Material Non-AGC Subsidiaries, have both guaranteed the obligations of the other and of Assured Guaranty Ltd. under such facility.

The $300.0 million credit facility’s financial covenants require that Assured Guaranty Ltd. (a) maintain a minimum net worth of $1.2 billion, (b) maintain an interest coverage ratio of at least 2.5:1, and (c) maintain a maximum debt-to-capital ratio of 30%.  In addition, the $300.0 million credit facility requires that AGC: (x) maintain qualified statutory capital of at least 80% of its statutory capital as of the fiscal quarter prior to the closing date of the facility and (y) maintain a ratio of aggregate net par outstanding to qualified statutory capital of not more than 150:1.  Furthermore, the $300.0 million credit facility contains restrictions on Assured Guaranty Ltd. and its subsidiaries, including, among other things, in respect of their ability to incur debt, permit liens, become liable in respect of guaranties, make loans or investments, pay dividends or make distributions, dissolve or become party to a merger, consolidation or acquisition, dispose of assets or enter into affiliate transactions.  Most of these restrictions are subject to certain minimum thresholds and exceptions.  A default by one borrower will give rise to a right of the lenders to terminate the facility and accelerate all amounts then outstanding.  As of June 30, 2005, Assured Guaranty was in compliance with all of those financial covenants.

As of June 30, 2005, no amounts were outstanding under this facility nor have there been any borrowings under this facility.

$250.0 million Credit Facility

The Company entered into a $250.0 million unsecured credit facility (“$250.0 million credit facility”) on April 29, 2004, with a syndicate of banks, for which ABN AMRO Incorporated and Bank of America, N.A. acted as co-arrangers. Each of Assured Guaranty, AGC and AG (UK), was a party, as borrower. The $250.0 million credit facility was terminated and replaced by the $300.0 million credit facility discussed above.

The $250.0 million credit facility was a 364-day facility available for general corporate purposes, and any amounts outstanding under the facility at its expiration were due and payable one year following the facility’s expiry. As of December 31, 2004, no amounts were outstanding under this facility nor had there been any borrowings under the life of this facility.  Under the $250.0 million credit facility, AGC could borrow up to $250.0 million, Assured Guaranty Ltd. had a borrowing limit not to exceed $50.0 million, and AG (UK) had a borrowing limit not to exceed

$12.5 million. The $250.0 million credit facility’s financial covenants required that Assured Guaranty: (a) maintain a minimum net worth of 75% of its pro forma net worth (determined as of the first required reporting date under the facility), (b) maintain an interest coverage ratio of at least 2.5:1, and (c) maintain a maximum debt-to-capital ratio of 30%. Assured Guaranty was in compliance with all of those financial covenants. In addition, the $250.0 million credit facility required that AGC: (a) maintain qualified statutory capital of at least 80% of its statutory capital as of the fiscal quarter prior to the closing date of the facility, (b) maintain a ratio of aggregate net par outstanding to qualified statutory capital of not more than 150:1, and (c) maintain a maximum debt-to-capital ratio of 35%. AGC was in compliance with all of those financial covenants.

Letter of Credit Agreement

On November 8, 2004, Assured Guaranty Ltd., AG Re and AGRO entered into a standby letter of credit agreement (the “LOC Agreement”) with KeyBank National Association (“KeyBank”). Under the LOC Agreement, KeyBank agreed to issue up to $50.0 million in letters of credit on our behalf. The obligations of Assured Guaranty Ltd., AG Re and AGRO under the LOC Agreement were joint and several. The letters of credit were used to satisfy AG Re’s or AGRO’s obligations under certain reinsurance agreements and for general corporate purposes. Under the LOC Agreement, KeyBank issued two letters of credit, both on behalf of AGRO, with an aggregate stated amount of approximately $20.7 million.  The parties to the LOC Agreement have agreed that no additional letters of credit would be issued, extended or renewed from and after the date of the closing of the $300.0 million credit facility and letters of credit that were outstanding on such date will, unless cancelled and surrendered by the respective beneficiaries thereof, remain outstanding until their respective stated expiration dates of December 31, 2005.  The LOC Agreement contains covenants that limit debt, liens, guaranties, loans and investments, dividends, liquidations, mergers, consolidations, acquisitions, sales of assets or subsidiaries and affiliate transactions.  Most of these restrictions were subject to certain minimum thresholds and exceptions. The LOC Agreement also contained financial covenants that required the Company: (i) to maintain the ratio of consolidated debt to total capitalization at not greater than 0.30 to 1.0; (ii) to maintain consolidated net worth of at least seventy-five percent (75%) of its consolidated net worth as of June 30, 2004; and (iii) to maintain the consolidated interest coverage ratio for any test period ending on the last day of a fiscal quarter at not less than 2.50 to 1.0. In addition, the LOC Agreement provided that the obligations of KeyBank to issue letters of credit may be terminated, and our obligations under the agreement may be accelerated, upon an event of default.  As of December 31, 2004, no amounts were payable under any letter of credit issued under this facility. The LOC Agreement expired on April 28, 2005 and was replaced by the $300.0 million credit facility discussed above.

Non-Recourse Credit Facility

AGC is also party to a non-recourse credit facility with a syndicate of banks which provides up to $175.0 million specifically designed to provide rating agency-qualified capital to further support AGC’s claims paying resources. The facility expires in December 2010 and is subject to annual extension for an additional term of one year in order to maintain its term at seven periods. As of June 30, 2005 and December 31, 2004, no amounts were outstanding under this facility nor have there been any borrowings under the life of this facility.

The Company’s failure to comply with certain covenants under our credit facilities could, subject to grace periods in the case of certain covenants, result in an event of default.  This could require the Company to repay any outstanding borrowings in an accelerated manner.

Committed Capital Securities

On April 8, 2005, AGC entered into four separate agreements with four different unaffiliated custodial trusts pursuant to which AGC may, at its option, cause each of the custodial trusts to purchase up to $50.0 million of perpetual preferred stock of AGC.  The custodial trusts were created as a vehicle for providing capital support to AGC by allowing AGC to obtain immediate access to new capital at its sole discretion at any time through the exercise of the put option.  If the put options were exercised, AGC would receive $200.0 million in return for the issuance of its own perpetual preferred stock, the proceeds of which may be used for any purpose including the payment of claims.  Initially, all of the CCS Securities were issued to a special purpose pass-through trust (the “Pass-Through Trust”).  The Pass-Through Trust is a newly created statutory trust organized under the Delaware

Statutory Trust Act formed for the purposes of (i) issuing $200,000,000 of Pass-Through Trust Securities to qualified institutional buyers within the meaning of Rule 144A under the Securities Act of 1933, as amended, (ii) investing the proceeds from the sale of the Pass-Through Trust Securities in, and holding, the CCS Securities issued by the Custodial Trusts and (iii) entering into related agreements.  Neither the Pass-Through Trust nor the Custodial Trusts are consolidated in Assured Guaranty’s financial statements.

AGC incurred $2.0 million of investment banking fees associated with the committed capital securities in Second Quarter 2005. In addition, AGC pays approximately $0.3 million in put option premiums on a monthly basis. These expenses are presented in the Company’s consolidated statements of operations and comprehensive income under other expenses.

7. Employee Benefit Plans and Stock Based Compensation

Employee Benefit Plans

Prior to the IPO, Assured Guaranty Ltd.’s officers and employees participated in ACE’s long-term incentive plans providing options to purchase ACE ordinary shares and restricted share unit awards.

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

The following table outlines the Company’s net income, basic and diluted earnings per share for the three- and six-month periods ended June 30, 2005 and 2004, had the compensation expense been determined in accordance with the fair value method recommended in FAS 123.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands of U.S. dollars, except per share amounts)
Net income as reported	$66,750	$43,116	$111,098	$90,009
Add: Stock-based compensation expense due to accelerated vesting of ACE awards included in reported net income, net of income tax	—	9,652	—	9,652
Add: Stock-based compensation expense included in reported net income, net of income tax	1,445	849	2,653	1,331
Deduct: Compensation expense, net of income tax	(2,394)	(11,097)	(4,701)	(11,578)
Pro forma net income	$65,801	$42,520	$109,050	$89,414

Basic Earnings Per Share:
As reported	$0.90	$0.57	$1.50	$1.20
Pro forma	$0.89	$0.57	$1.47	$1.19
Diluted Earnings Per Share:
As reported	$0.90	$0.57	$1.49	$1.20
Pro forma	$0.89	$0.57	$1.46	$1.19

8. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands of U.S. dollars, except per share amounts)
Net income as reported	$66,750	$43,116	$111,098	$90,009
Basic shares(1)	73,813	75,000	74,134	75,000
Effect of dilutive securities:
Stock awards	281	1	362	1
Diluted shares(1)	74,094	75,001	74,496	75,001
Basic EPS	$0.90	$0.57	$1.50	$1.20
Diluted EPS	$0.90	$0.57	$1.49	$1.20

(1)          Since the shares held as treasury stock are required to be settled by delivery of employer stock, those shares are included in the calculation of basic and diluted EPS.

9.  Tax Allocation Agreement

In connection with the IPO, the Company and ACE Financial Services Inc. (“AFS”), a subsidiary of ACE, entered into a tax allocation agreement, whereby the Company and AFS will make a “Section 338 (h)(10)” election that will have the effect of increasing the tax basis of certain affected subsidiaries’ tangible and intangible assets to fair value.  Future tax benefits that the Company derives from the election will be payable to AFS when realized by the Company.

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

The Company initially recorded a $49.0 million reduction of its existing deferred tax liability, based on an estimate of the ultimate resolution of the Section 338(h)(10) election.  Under the tax allocation agreement, the Company estimates that as of the IPO date, it will pay $20.9 million to AFS and accordingly has established this amount as a liability. The initial difference, which is attributable to the change in the tax basis of certain liabilities for which there is no associated step-up in the tax basis of its assets and no amounts due to AFS, resulted in an increase to additional paid-in capital of $28.1 million during 2004.  During Second Quarter 2005, we paid AFS $0.4 million reducing the liability to $20.5 million, which is included in other liabilities on the balance sheet.

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

The following tables summarize the components of underwriting gain for each reporting segment:

	Three Months Ended June 30, 2005
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
Gross written premiums	$20.9	$8.2	$1.9	$9.5	$40.5
Net written premiums	20.4	8.0	1.9	—	30.2
Net earned premiums	16.0	27.2	5.1	—	48.3
Loss and loss adjustment expenses	5.0	(64.1)	—	—	(59.1)
Profit commission expense	—	2.3	1.0	—	3.3
Acquisition costs	1.6	9.5	0.6	—	11.7
Other operating expenses	8.4	5.7	0.4	—	14.5
Underwriting gain	$1.1	$73.8	$3.1	$—	$77.9

	Three Months Ended June 30, 2004
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
Gross written premiums	$17.7	$35.8	$0.9	$10.0	$64.4
Net written premiums	17.3	35.8	0.9	(84.0)	(29.9)
Net earned premiums	16.1	25.6	15.0	(66.0)	(9.3)
Loss and loss adjustment expenses	1.6	(0.9)	(3.3)	(57.4)	(60.0)
Profit commission expense	—	0.3	4.3	0.2	4.8
Acquisition costs	0.1	6.6	1.7	—	8.4
Other operating expenses(1)	9.1	5.0	1.1	—	15.3
Underwriting gain (loss)	$5.3	$14.6	$11.2	$(8.8)	$22.3

(1)            Excludes $11.3 million of operating expenses, included in other operating expenses in the consolidated statements of operations and comprehensive income, related to the accelerated vesting of stock awards at the IPO date.

	Six Months Ended June 30, 2005
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
Gross written premiums	$44.7	$42.2	$21.3	$10.4	$118.6
Net written premiums	43.5	42.0	21.3	—	106.6
Net earned premiums	36.4	50.2	9.7	—	96.4
Loss and loss adjustment expenses	3.5	(71.2)	0.2	(1.1)	(68.5)
Profit commission expense	—	2.3	2.0	—	4.3
Acquisition costs	3.1	17.6	1.1	—	21.9
Other operating expenses	17.8	10.1	1.1	—	29.0
Underwriting gain	$12.1	$91.4	$5.3	$1.1	$109.9

	Six Months Ended June 30, 2004
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
Gross written premiums	$43.3	$88.2	$14.9	$(83.6)	$62.8
Net written premiums	42.6	88.2	14.9	(182.5)	(36.8)
Net earned premiums	56.8	46.0	23.4	(48.9)	77.3
Loss and loss adjustment expenses	15.0	3.0	(4.5)	(49.9)	(36.3)
Profit commission expense	—	0.4	9.3	0.6	10.3
Acquisition costs	1.5	13.7	2.6	3.7	21.5
Other operating expenses(1)	14.6	8.0	1.8	3.5	27.9
Underwriting gain (loss)	$25.7	$20.9	$14.3	$(7.1)	$53.8

(1)            Excludes $11.3 million of operating expenses, included in other operating expenses in the consolidated statements of operations and comprehensive income, related to the accelerated vesting of stock awards at the IPO date.

The following is a reconciliation of total underwriting gain to income before provision for income taxes for the periods ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in millions of U.S. dollars)
Total underwriting gain	$77.9	$22.3	$109.9	$53.8
Net investment income	23.7	23.5	46.8	47.8
Net realized investment gains	1.7	8.7	3.5	9.9
Unrealized (losses) gains on derivative financial instruments	(12.5)	14.7	(9.4)	22.0
Other income	(0.2)	—	0.1	0.5
Accelerated vesting of stock awards	—	(11.3)	—	(11.3)
Interest expense	(3.4)	(2.5)	(6.7)	(4.0)
Other expense	(2.5)	—	(2.5)	(1.6)
Income before provision for income taxes	$84.6	$55.1	$141.4	$117.2

The following table provides the lines of businesses from which each of the Company’s four reporting segments derive their net earned premiums:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in millions of U.S. dollars)
Financial guaranty direct:
Financial guaranty direct	$16.0	$16.1	$36.4	$56.8

Financial guaranty reinsurance:
Public finance	12.7	10.0	23.7	22.6
Structured finance	14.5	15.6	26.5	23.4
Total	27.2	25.6	50.2	46.0

Mortgage guaranty:
Mortgage guaranty	5.1	15.0	9.7	23.4

Other:
Equity layer credit protection	—	—	—	5.4
Trade credit reinsurance	—	(34.6)	—	(25.3)
Title reinsurance	—	0.8	—	3.3
Auto residual value reinsurance	—	(32.2)	—	(32.2)
Total	—	(66.0)	—	(48.9)
Total net earned premiums	$48.3	$(9.3)	$96.4	$77.3

The Company’s other segment consists of certain non-core lines of business that the Company has stopped writing in connection with the IPO, including equity layer credit protection, trade credit reinsurance, title reinsurance, and auto residual value reinsurance. The Company manages these exited lines of business by focusing on the net earned premiums and the underwriting gain (loss).

The following table provides underwriting (loss) gain by line of business for the other segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in millions of U.S. dollars)
Underwriting (loss) gain :
Equity layer credit protection	$—	$0.5	$1.1	$3.0
Trade credit reinsurance	—	(4.2)	—	(2.8)
Title reinsurance	—	0.3	—	1.0
Auto residual value reinsurance	—	(5.4)	—	(7.9)
Total	$—	$(8.8)	$1.1	$(7.1)

11. Subsidiary Information

The following tables present the unaudited condensed consolidated financial information for Assured Guaranty Ltd. Assured Guaranty US Holdings Inc., of which AGC is a subsidiary and AG Re and other subsidiaries of Assured Guaranty Ltd. as of June 30, 2005 and December 31, 2004 and for the three and six months ended June 30, 2005 and 2004.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2005

(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)

Assets
Total investments and cash	$89	$1,108,220	$1,094,387	$—	$2,202,696
Investment in subsidiaries	1,624,535	—	—	(1,624,535)	—
Deferred acquisition costs	—	74,300	113,894	—	188,194
Reinsurance recoverable	—	32,551	83,761	(3,961)	112,351
Goodwill	—	85,417	—	—	85,417
Premiums receivable	—	16,430	19,468	(7,391)	28,507
Other	3,800	87,897	101,760	(39,058)	154,399
Total assets	$1,628,424	$1,404,815	$1,413,270	$(1,674,945)	$2,771,564

Liabilities and shareholders’ equity

Liabilities
Unearned premium reserves	$—	$201,275	$356,553	$(27,677)	$530,151
Reserves for losses and loss adjustment expenses	—	70,901	139,047	(3,596)	206,352
Profit commissions payable	—	4,004	41,417	—	45,421
Deferred income taxes	—	34,495	(16,278)	—	18,217
Long-term debt	—	197,330	—	—	197,330
Other	8,916	72,909	91,897	(19,137)	154,585
Total liabilities	8,916	580,914	612,636	(50,410)	1,152,056

Total shareholders’ equity	1,619,508	823,901	800,634	(1,624,535)	1,619,508

Total liabilities and shareholders’ equity	$1,628,424	$1,404,815	$1,413,270	$(1,674,945)	$2,771,564

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2004

(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)

Assets
Total investments and cash	$75	$1,263,906	$893,885	$—	$2,157,866
Investment in subsidiaries	1,511,778	—	—	(1,511,778)	—
Deferred acquisition costs	—	140,333	46,021	—	186,354
Reinsurance recoverable	—	36,379	88,418	(4,577)	120,220
Goodwill	—	85,417	—	—	85,417
Premiums receivable	—	36,407	56,938	(52,518)	40,827
Other	19,630	106,350	46,109	(68,762)	103,327
Total assets	$1,531,483	$1,668,792	$1,131,371	$(1,637,635)	$2,694,011

Liabilities and shareholders’ equity

Liabilities
Unearned premium reserves	$—	$369,320	$195,545	$(43,594)	$521,271
Reserves for losses and loss adjustment expenses	—	118,403	112,312	(4,212)	226,503
Profit commissions payable	—	4,181	57,490	—	61,671
Deferred income taxes	—	57,924	(17,871)	—	40,053
Long-term debt	—	197,356	—	—	197,356
Other	3,871	103,795	89,930	(78,051)	119,545
Total liabilities	3,871	850,979	437,406	(125,857)	1,166,399

Total shareholders’ equity	1,527,612	817,813	693,965	(1,511,778)	1,527,612

Total liabilities and shareholders’ equity	$1,531,483	$1,668,792	$1,131,371	$(1,637,635)	$2,694,011

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2005

(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments *	Assured Guaranty Ltd. (Consolidated)
Revenues
Net premiums written	$—	$16,769	$13,387	$—	$30,156
Net premiums earned	—	23,434	24,830	—	48,264
Net investment income	—	13,387	10,281	—	23,668
Net realized investment gains	1	844	949	(128)	1,666
Unrealized losses on derivative financial instruments	—	(8,619)	(3,883)	—	(12,502)
Equity in earnings of subsidiaries	70,331	—	—	(70,331)	—
Other revenues	—	—	(190)	—	(190)
Total revenues	70,332	29,046	31,987	(70,459)	60,906

Expenses
Loss and loss adjustment expenses	—	(2,227)	(56,906)	—	(59,133)
Acquisition costs and other operating expenses	3,535	15,105	9,373	1,532	29,545
Other	47	5,851	—	—	5,898
Total expenses	3,582	18,729	(47,533)	1,532	(23,690)

Income before provision for income taxes	66,750	10,317	79,520	(71,991)	84,596
Total provision for income taxes	—	813	22,711	(5,678)	17,846

Net income	$66,750	$9,504	$56,809	$(66,313)	$66,750

* - Due to the accounting for subsidiaries under common control, net income in the consolidating adjustment column will not equal parent company equity in earnings of subsidiaries, due to the FSA agreement discussed in Note 4.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2004

(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Revenues
Net premiums written	$—	$(6,695)	$(23,248)	$—	$(29,943)
Net premiums earned	—	7,089	(16,419)	—	(9,330)
Net investment income	—	13,201	10,255	—	23,456
Net realized investment gains	—	(204)	8,891	—	8,687
Unrealized gains (losses) on derivative financial instruments	—	16,862	(2,209)	—	14,653
Equity in earnings of subsidiaries	49,726	—	—	(49,726)	—
Other revenues	—	—	(673)	687	14
Total revenues	49,726	36,948	(155)	(49,039)	37,480

Expenses
Loss and loss adjustment expenses	—	(22,159)	(37,849)	—	(60,008)
Acquisition costs and other operating expenses	6,145	16,474	16,586	687	39,892
Other	715	1,831	—	—	2,546
Total expenses	6,860	(3,854)	(21,263)	687	(17,570)

Income before provision for income taxes	42,866	40,802	21,108	(49,726)	55,050
Total provision for income taxes	(250)	11,484	700	—	11,934

Net income	$43,116	$29,318	$20,408	$(49,726)	$43,116

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR SIX MONTHS ENDED JUNE 30, 2005

(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments *	Assured Guaranty Ltd. (Consolidated)
Revenues
Net premiums written	$—	$42,698	$63,927	$—	$106,625
Net premiums earned	—	54,521	41,833	—	96,354
Net investment income	—	26,667	20,133	—	46,800
Net realized investment gains	1	1,006	2,578	(128)	3,457
Unrealized losses on derivative financial instruments	—	(3,696)	(5,734)	—	(9,430)
Equity in earnings of subsidiaries	118,275	—	—	(118,275)	—
Other revenues	—	—	93	—	93
Total revenues	118,276	78,498	58,903	(118,403)	137,274

Expenses
Loss and loss adjustment expenses	—	(4,055)	(64,474)	—	(68,529)
Acquisition costs and other operating expenses	7,131	31,736	14,857	1,532	55,256
Other	47	9,177	(30)	—	9,194
Total expenses	7,178	36,858	(49,647)	1,532	(4,079)

Income before provision for income taxes	111,098	41,640	108,550	(119,935)	141,353
Total provision for income taxes	—	9,018	26,915	(5,678)	30,255

Net income	$111,098	$32,622	$81,635	$(114,257)	$111,098

* - Due to the accounting for subsidiaries under common control, net income in the consolidating adjustment column will not equal parent company equity in earnings of subsidiaries, due to the FSA agreement discussed in Note 4.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR SIX MONTHS ENDED JUNE 30, 2004

(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Revenues
Net premiums written	$—	$40,870	$(77,684)	$—	$(36,814)
Net premiums earned	—	45,022	32,314	—	77,336
Net investment income	—	25,943	21,898	—	47,841
Net realized investment gains	—	(204)	10,073	—	9,869
Unrealized gains (losses) on derivative financial instruments	—	26,793	(4,790)	—	22,003
Equity in earnings of subsidiaries	97,551	—	—	(97,551)	—
Other revenues	—	—	546	—	546
Total revenues	97,551	97,554	60,041	(97,551)	157,595

Expenses
Loss and loss adjustment expenses	—	(13,447)	(22,893)	—	(36,340)
Acquisition costs and other operating expenses	6,145	36,881	28,081	—	71,107
Other	2,149	3,476	—	—	5,625
Total expenses	8,294	26,910	5,188	—	40,392

Income before provision for income taxes	89,257	70,644	54,853	(97,551)	117,203
Total provision for income taxes	(752)	19,912	8,034	—	27,194

Net income	$90,009	$50,732	$46,819	$(97,551)	$90,009

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR SIX MONTHS ENDED JUNE 30, 2005

(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$(189)	$(153,114)	$223,869	$—	$70,566

Cash flows from investing activities
Fixed maturity securities:
Purchases	—	(196,830)	(416,626)	99,469	(513,987)
Sales	—	297,819	190,294	(99,469)	388,644
Maturities	—	9,000	4,000	—	13,000
Dividends received from subsidiaries	25,014	—	(25,014)	—	—
Sales (purchases) of short-term investments, net	(14)	32,987	21,758	—	54,731
Other	—	—	—	—	—
Net cash flows (used in) provided by investing activities	25,000	142,976	(225,588)	—	(57,612)

Cash flows from financing activities
Repurchases of common stock	(19,014)	—	—	—	(19,014)
Dividends paid	(4,521)	—	—	—	(4,521)
Repayment of note payable	—	—	—	—	—
Share activity under options and incentive plans	(1,276)	—	—	—	(1,276)
Net cash flows used in financing activities	(24,811)	—	—	—	(24,811)
Effect of exchange rate changes	—	(198)	(175)	—	(373)

Decrease in cash and cash equivalents	—	(10,336)	(1,894)	—	(12,230)
Cash and cash equivalents at beginning of period	—	12,096	4,882	—	16,978

Cash and cash equivalents at end of period	$—	$1,760	$2,988	$—	$4,748

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR SIX MONTHS ENDED JUNE 30, 2004

(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows (used in) provided by operating activities	$12	$30,117	$(143,365)	$—	$(113,236)

Cash flows from investing activities
Fixed maturity securities:
Purchases	—	(80,774)	(231,277)	—	(312,051)
Sales	—	45,479	347,406	—	392,885
Maturities	—	7,457	6,715	—	14,172
Dividends received from subsidiaries	—	—	—	—	—
Sales (purchases) of short-term investments, net	—	(26,634)	(16,285)	—	(42,919)
Other	—	—	39,784	—	39,784
Net cash flows (used in) provided by investing activities	—	(54,472)	146,343	—	91,871

Cash flows from financing activities
Repurchases of common stock	—	—	—	—	—
Dividends paid	—	—	—	—	—
Net proceeds from issuance of senior notes	—	197,311	—	—	197,311
Repayment of note payable	—	(200,000)	—	—	(200,000)
Proceeds from cash flow hedge	—	19,250	—	—	19,250
Net cash flows provided by financing activities	—	16,561	—	—	16,561
Effect of exchange rate changes	—	—	1,023	—	1,023

(Decrease) increase in cash and cash equivalents	12	(7,794)	4,001	—	(3,781)
Cash and cash equivalents at beginning of period	—	22,075	10,290	—	32,365

Cash and cash equivalents at end of period	$12	$14,281	$14,291	$—	$28,584

Note 12.  Supplemental Cash Flow Information

The Company’s cash paid during the periods presented for federal income taxes and interest, and non-cash financing activities were as follows:

	Six Months Ended June 30,
	2005	2004
	(in thousands of U.S. dollars)
Cash paid during the year for:
Federal income tax	$14,609	$6,403
Interest	7,000	217
Non-cash financing activities:
Section 338(h)(10) tax election	$—	$28,124
Transfer of debt	—	75,000
Notes assumed during formation transactions	—	2,000

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

Any or all of Assured Guaranty’s forward-looking statements herein may turn out to be wrong and are based on current expectations and the current economic environment. Assured Guaranty’s actual results may vary materially. Among factors that could cause actual results to differ materially are: (1) downgrades of the financial strength ratings assigned by the major rating agencies to any of our insurance subsidiaries at any time, which has occurred in the past; (2) our inability to execute our business strategy; (3) reduction in the amount of reinsurance ceded by one or more of our principal ceding companies; (4) contract cancellations; (5) developments in the world’s financial and capital markets that adversely affect our loss experience, the demand for our products or our investment returns; (6) more severe or frequent losses associated with our insurance products; (7) changes in regulation or tax laws applicable to us, our subsidiaries or customers; (8) dependence on customers; (9) decreased demand for our insurance or reinsurance products or increased competition in our markets; (10) loss of key personnel; (11) technological developments; (12) the effects of mergers, acquisitions and divestitures; (13) changes in accounting policies or practices; (14) changes in general economic conditions, including interest rates and other factors; (15) other risks and uncertainties that have not been identified at this time; and (16) management’s response to these factors. Assured Guaranty is not obligated to publicly correct or update any forward-looking statement if we later become aware that it is not likely to be achieved, except as required by law. You are advised, however, to consult any further disclosures we make on related subjects in our periodic reports filed with the Securities and Exchange Commission.

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

Our financial results include three operating segments: financial guaranty direct, financial guaranty reinsurance and mortgage guaranty. For financial reporting purposes, we have a fourth segment, which we refer to as other. The other segment consists of a number of businesses that we have exited including equity layer credit protection, trade credit reinsurance, title reinsurance, and auto residual value reinsurance. Our results of operations for the three- and six-month periods ended June 30, 2004 reflect the results of operations of these businesses since we had not completely exited them by that time.

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

The chart below demonstrates the portfolio reserve’s sensitivity to frequency and severity assumptions.  The change in these estimates represent management’s estimate of reasonably possible material changes and are based upon our analysis of historical experience.   Portfolio reserves were recalculated with changes made to the default and severity assumptions.  In all scenarios, the starting point used to test the portfolio reserve’s sensitivity to the changes in the frequency and severity assumptions was the weighted average frequency and severity of our insured portfolio.   Overall the weighted average default frequency was 0.77% and the weighted average severity was 27.8% at June 30, 2005.  For example, in the first scenario where the frequency was increased by 5.0%, each transaction’s contribution to the portfolio reserve was recalculated by adding 0.04% (i.e. 5.0% multiplied by 0.77%) to the individual transaction’s default frequency.

(in thousands of U. S. dollars)	Portfolio Reserve	Reserve Increase	Percentage Change
Portfolio reserve as of June 30, 2005	$63,459	—	—
5% Frequency Increase	67,209	3,750	5.91%
10% Frequency Increase	70,960	7,501	11.82%
5% Severity Increase	66,644	3,185	5.02%
10% Severity Increase	69,830	6,371	10.04%
5% Frequency and Severity Increase	70,590	7,131	11.24%

In addition to analyzing the sensitivity of our portfolio reserves to possible changes in frequency and severity, we have also performed a sensitivity analysis on our financial guaranty and mortgage guaranty case reserves.  Case reserves may change from our original estimate due to changes in severity factors.  An actuarial analysis of the historical development of our case reserves shows that it is reasonably possible that our case reserves could develop by as much as ten percent.  This analysis was performed by separately evaluating the historical development by comparing the initial case reserve established to the subsequent development in that case reserve, excluding the effects of discounting, for each sector in which we currently have significant case reserves, and estimating the possible future development.  Based on this analysis management believes it is reasonably possible that our current financial guaranty and mortgage guaranty case reserves of $36.1 million, could reasonably increase by approximately $3.0 million to $4.0 million in the future.  This would cause an increase in incurred losses in our statement of operations and comprehensive income.

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

The following tables summarize our reserves for losses and LAE by segment, by type of reserve and by segment and type of reserve as of the dates presented. For an explanation of changes in these reserves see “Consolidated Results of Operations.”

	June 30, 2005	December 31, 2004
	(in millions of U.S. dollars)
By segment:
Financial guaranty direct	$22.6	$19.9
Financial guaranty reinsurance	74.0	78.8
Mortgage guaranty	11.1	11.2
Other	98.6	116.6
Total	$206.4	$226.5

	June 30, 2005	December 31, 2004
	(in millions of U.S. dollars)
By type of reserve:
Case	$51.7	$53.5
IBNR	91.2	105.8
Portfolio	63.5	67.2
Total	$206.4	$226.5

	As of June 30, 2005
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
By segment and type of reserve:
Case	$7.9	$27.6	$0.6	$15.6	$51.7
IBNR	—	—	8.2	83.0	91.2
Portfolio	14.7	46.4	2.4	—	63.5
Total	$22.6	$74.0	$11.1	$98.6	$206.4

	As of December 31, 2004
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
By segment and type of reserve:
Case	$4.3	$29.1	$0.8	$19.3	$53.5
IBNR	—	—	8.5	97.3	105.8
Portfolio	15.6	49.7	1.9	—	67.2
Total	$19.9	$78.8	$11.2	$116.6	$226.5

The following table sets forth the financial guaranty in-force portfolio by underlying rating:

	As of June 30, 2005		As of December 31, 2004
Ratings(1)	Net Par Outstanding	% of Net Par Outstanding	Net Par Outstanding	% of Net Par Outstanding
	(in billions of U.S. dollars)
AAA	$28.3	29.8%	$29.7	31.1%
AA	20.5	21.6%	19.9	20.8%
A	31.1	32.7%	31.4	32.8%
BBB	13.7	14.5%	13.1	13.7%
Below investment grade	1.3	1.4%	1.5	1.6%
Total exposures	$94.9	100.0%	$95.6	100.0%

(1)                                These ratings represent the Company’s internal assessment of the underlying credit quality of the insured obligations. Our scale is comparable to that of the nationally recognized rating agencies.

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

The following table provides financial guaranty net par outstanding by credit monitoring category as of June 30, 2005 and December 31, 2004:

	As of June 30, 2005
Description:	Net Par Outstanding	% of Net Par Outstanding	# of Credits in Category	Case Reserves
	($ in millions)
Fundamentally sound, normal risk	$93,507	98.6%
Closely monitored:
Category 1	922	1.0%	25	$—
Category 2	295	0.3%	10	—
Category 3	131	0.1%	17	22
Category 4	12	—	9	18
Sub total	1,360	1.4%	61	40
Total	$94,867	100%		$40

	As of December 31, 2004
Description:	Net Par Outstanding	% of Net Par Outstanding	# of Credits in Category	Case Reserves
	($ in millions)
Fundamentally sound, normal risk	$93,855	98.2%
Closely monitored:
Category 1	1,490	1.6%	35	$—
Category 2	165	0.2%	9	—
Category 3	70	—	16	21
Category 4	12	—	8	18
Sub total	1,737	1.8%	68	39
Total	$95,592	100%		$39

Industry Methodology

The Company is aware that there are certain differences regarding the measurement of portfolio loss liabilities among companies in the financial guaranty industry.  The Company is not aware of specific methodologies applied by other companies in the financial guaranty industry regarding the establishment of such liabilities.  In January and February 2005, the Securities and Exchange Commission (“SEC”) staff has had discussions concerning these differences with a number of industry participants.  Based on these discussions, in June 2005, the Financial Accounting Standards Board (“FASB”) staff decided additional guidance is necessary regarding financial guaranty contracts.  When the FASB staff reaches a conclusion on this issue, the Company and the rest of the financial guaranty industry may be required to change some aspects of their loss reserving policies, but the Company cannot currently assess how the FASB or SEC staffs’ ultimate resolution of this issue will impact our reserving policy or other balances, i.e., premiums and DAC.  Until the issue is resolved, the Company intends to continue to apply its existing policy with respect to the establishment of both case and portfolio reserves.

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

The fair value adjustment recognized in our statements of operations for the three months ended June 30, 2005 (“Second Quarter 2005”) was a $12.5 million loss compared with a $14.7 million gain for the three months ended June 30, 2004 (“Second Quarter 2004”). The fair value adjustment recognized in our statements of operations for Six Months ended June 30, 2005 (“Six Months 2005”) was a $9.4 million loss compared with a $22.0 million gain for Six Months ended June 30, 2004 (“Six Months 2004”). The change in fair value is related to many factors but primarily due to tightening in credit spreads as well as a reduction in the expected life of asset backed transactions.

Valuation of Investments

As of June 30, 2005 and December 31, 2004, we had total investments of $2.2 billion and $2.1 billion, respectively. The fair values of all of our investments are calculated from independent market quotations.

As of June 30, 2005, approximately 94% of our investments were long-term fixed maturity securities, having an average duration of 4.2 years. Changes in interest rates affect the value of our fixed maturity portfolio. As interest rates fall, the fair value of fixed maturity securities increases and as interest rates rise, the fair value of fixed maturity securities decreases.

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

The Company had no write downs of investments for other than temporary impairment losses for the three-and six-month periods ended June 30, 2005 and 2004.

The following table summarizes the unrealized losses in our investment portfolio by type of security and the length of time such securities have been in a continuous unrealized loss position as of the dates indicated:

	As of June 30, 2005		As of December 31, 2004
Length of Time in Continuous Unrealized Loss	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	($ in millions)

Municipal securities
0-6 months	$12.2	$—	$16.8	$—
7-12 months	1.1	—	35.6	(0.3)
Greater than 12 months	28.3	(0.4)	19.2	(0.4)
	41.6	(0.4)	71.6	(0.7)

Corporate securities
0-6 months	15.6	(0.1)	21.4	(0.2)
7-12 months	18.0	(0.2)	6.0	(0.1)
Greater than 12 months	6.1	(0.2)	8.3	(0.5)
	39.7	(0.5)	35.7	(0.8)

U.S. Government obligations
0-6 months	29.8	(0.2)	46.3	(0.2)
7-12 months	17.9	(0.2)	9.0	(0.1)
Greater than 12 months	4.1	(0.1)	—	—
	51.8	(0.5)	55.3	(0.3)

Mortgage and asset-backed securities
0-6 months	178.4	(0.5)	133.8	(0.7)
7-12 months	50.9	(0.4)	57.4	(1.0)
Greater than 12 months	63.8	(1.4)	29.8	(0.6)
	293.1	(2.3)	221.0	(2.3)
Total	$426.2	$(3.7)	$383.6	$(4.1)

The following table summarizes the unrealized losses in our investment portfolio by type of security and remaining time to maturity as of the dates indicated:

	As of June 30, 2005		As of December 31, 2004
Remaining Time to Maturity	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	($ in millions)

Municipal securities
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	8.0	(0.1)	8.2	—
Due after five years through ten years	20.4	(0.2)	15.6	(0.3)
Due after ten years	13.2	(0.1)	47.8	(0.4)
	41.6	(0.4)	71.6	(0.7)

Corporate securities
Due in one year or less	1.5	—	—	—
Due after one year through five years	35.9	(0.4)	23.0	(0.3)
Due after five years through ten years	—	—	8.3	(0.1)
Due after ten years	2.3	(0.1)	4.4	(0.4)
	39.7	(0.5)	35.7	(0.8)

U.S. Government obligations
Due in one year or less	5.0	—	9.0	—
Due after one year through five years	18.6	(0.1)	8.5	(0.1)
Due after five years through ten years	18.5	(0.3)	16.5	(0.1)
Due after ten years	9.7	(0.1)	21.3	(0.1)
	51.8	(0.5)	55.3	(0.3)

Mortgage and asset-backed securities	293.1	(2.3)	221.0	(2.3)
Total	$426.2	$(3.7)	$383.6	$(4.1)

The following table summarizes, for all securities sold at a loss through June 30, 2005 and 2004, the fair value and realized loss by length of time such securities were in a continuous unrealized loss position prior to the date of sale:

	Three Months Ended June 30,
	2005		2004
Length of Time in Continuous Unrealized Loss Prior to Sale	Estimated Fair Value	Gross Realized Losses	Estimated Fair Value	Gross Realized Losses
	($ in millions)

Municipal securities
0-6 months	$20.7	$—	$—	$—
7-12 months	—	—	—	—
Greater than 12 months	—	—	—	—
	20.7	—	—	—

Corporate securities
0-6 months	5.3	—	10.7	—
7-12 months	5.4	(0.1)	—	—
Greater than 12 months	8.4	(0.3)	—	—
	19.1	(0.4)	10.7	—

U.S. Government securities
0-6 months	9.9	(0.1)	3.0	—
7-12 months	—	—	—	—
Greater than 12 months	—	—	—	—
	9.9	(0.1)	3.0	—

Other invested securities
0-6 months	—	—	—	—
7-12 months	—	—	—	—
Greater than 12 months	—	—	—	—
	—	—	—	—

Mortgage and asset-backed securities
0-6 months	6.8	—	9.4	(0.1)
7-12 months	—	—	1.3	(0.1)
Greater than 12 months	—	—	—	—
	6.8	—	10.7	(0.2)
Total	$56.5	$(0.5)	$24.4	$(0.2)

	Six Months Ended June 30,
	2005		2004
Length of Time in Continuous Unrealized Loss Prior to Sale	Estimated Fair Value	Gross Realized Losses	Estimated Fair Value	Gross Realized Losses
	($ in millions)

Municipal securities
0-6 months	$20.7	$—	$—	$—
7-12 months	5.5	(0.1)	—	—
Greater than 12 months	—	—	—	—
	26.2	(0.1)	—	—

Corporate securities
0-6 months	5.3	—	12.6	(0.1)
7-12 months	5.4	(0.1)	0.9	—
Greater than 12 months	8.4	(0.3)	—	—
	19.1	(0.4)	13.5	(0.1)

U.S. Government securities
0-6 months	20.3	(0.1)	10.3	(0.1)
7-12 months	4.9	(0.1)	—	—
Greater than 12 months	—	—	—	—
	25.2	(0.2)	10.3	(0.1)

Other invested securities (1)
0-6 months	—	—	—	—
7-12 months	—	—	—	(1.3)
Greater than 12 months	—	—	—	—
	—	—	—	(1.3)

Mortgage and asset-backed securities
0-6 months	17.0	(0.3)	9.4	(0.1)
7-12 months	1.8	—	1.3	(0.1)
Greater than 12 months	3.3	(0.2)	—	—
	22.1	(0.5)	10.7	(0.2)
Total	$92.6	$(1.2)	$34.5	$(1.7)

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

In our reinsurance businesses, we estimate the ultimate written and earned premiums to be received from a ceding company at the end of each quarter and the end of each year because some of our ceding companies report premium data anywhere from 30 to 90 days after the end of the relevant period. Written premiums reported in our statement of operations are based upon reports received by ceding companies supplemented by our own estimates of premium for which ceding company reports have not yet been received. As of June 30, 2005, the assumed premium estimate and related ceding commissions included in our unaudited interim consolidated financial statements are $14.5 million and $4.2 million, respectively. Key assumptions used to arrive at management’s best estimate of assumed premium are premium amounts reported historically and informal communications with ceding companies. Differences between such estimates and actual amounts are recorded in the period in which the actual amounts are determined. Historically, the differences have not been material. We do not record a provision for doubtful accounts related to our assumed premium estimate. Historically there have not been any material issues related to the collectibility of assumed premium. No such provision was recorded for 2005 or 2004.

Deferred Acquisition Costs

Acquisition costs incurred that vary with and are directly related to the production of new business are deferred. These costs include direct and indirect expenses such as ceding commissions, brokerage expenses and the cost of underwriting and marketing personnel. As of June 30, 2005 and December 31, 2004, we had deferred acquisition costs of $188.2 million and $186.4 million, respectively. Ceding commissions paid to primary insurers are the largest component of deferred acquisition costs, constituting 74.7% and 79.2% of total deferred acquisition costs as of June 30, 2005 and December 31, 2004, respectively. Management uses its judgment in determining what types of costs should be deferred, as well as what percentage of these costs should be deferred. We periodically conduct a study to determine which operating costs vary with, and are directly related to, the acquisition of new business and qualify for deferral. Acquisition costs other than those associated with our credit derivative products are deferred and amortized in relation to earned premiums. Ceding commissions received on premiums we cede to other reinsurers reduce acquisition costs. Anticipated losses, LAE and the remaining costs of servicing the insured or reinsured business are considered in determining the recoverability of acquisition costs. Acquisition costs associated with credit derivative products are expensed as incurred.  When an insured issue is retired early, as discussed in the Premium Revenue Recognition section of these Critical Accounting Estimates, the related deferred acquisition cost is expensed at that time.

Deferred Income Taxes

As of June 30, 2005 and December 31, 2004, we had a net deferred income tax liability of $18.2 million and $40.1 million, respectively. Certain of our subsidiaries are subject to U.S. income tax. Deferred income tax assets and liabilities are established for the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Such temporary differences relate principally to deferred acquisition costs, reserves for losses and LAE, unearned premium reserves, net operating loss carryforwards (“NOLs”), unrealized gains and losses on investments and derivative financial instruments and statutory contingency reserves. A valuation allowance is recorded to reduce a deferred tax asset to the amount that is more likely than not to be realized.

As of June 30, 2005, Assured Guaranty Re Overseas Ltd. (“AGRO”) had a stand-alone NOL of $92.9 million, which is available to offset its future U.S. taxable income. The Company has $54.3 million of this NOL available through 2017; $20.7 million available through 2023 and the remainder will be available through 2024. AGRO’s stand-alone NOL is not permitted to offset income of any other members of AGRO’s consolidated group due to certain tax regulations. Under applicable accounting rules, we are required to establish a valuation allowance for NOLs that we believe are more likely than not to expire before utilized. Management believes it is more likely than not that $20.0 million of AGRO’s $92.9 million NOL will not be utilized before it expires and has established a $7.0 million valuation allowance related to the NOL deferred tax asset. The valuation allowance is subject to considerable judgment and will be adjusted to the extent actual taxable income differs from estimates of future taxable income that may be used to realize NOLs.

Consolidated Results of Operations (1)

The following table presents summary consolidated results of operations data for the three and six months ended June 30, 2005 and 2004.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	($ in millions)
Revenues:
Gross written premiums	$40.5	$64.4	$118.6	$62.8
Net written premiums	30.2	(29.9)	106.6	(36.8)
Net earned premiums	48.3	(9.3)	96.4	77.3
Net investment income	23.7	23.5	46.8	47.8
Net realized investment gains	1.7	8.7	3.5	9.9
Unrealized (losses) gains on derivative financial instruments	(12.5)	14.7	(9.4)	22.0
Other income	(0.2)	—	0.1	0.5
Total revenues	60.9	37.5	137.3	157.6

Expenses:
Loss and loss adjustment expenses	(59.1)	(60.0)	(68.5)	(36.3)
Profit commission expense	3.3	4.8	4.3	10.3
Acquisition costs	11.7	8.4	21.9	21.5
Operating expenses	14.5	26.6	29.0	39.2
Other expenses	5.9	2.5	9.2	5.6
Total expenses	(23.7)	(17.6)	(4.1)	40.4
Income before provision for income taxes	84.6	55.1	141.4	117.2
Provision for income taxes	17.8	11.9	30.3	27.2
Net income	$66.8	$43.1	$111.1	$90.0

Underwriting gain (loss) by segment (2):
Financial guaranty direct	$1.1	$5.3	$12.1	$25.7
Financial guaranty reinsurance	73.8	14.6	91.4	20.9
Mortgage guaranty	3.1	11.2	5.3	14.3
Other	—	(8.8)	1.1	(7.1)
Total	$77.9	$22.3	$109.9	$53.8

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

Net Income

Net income was $66.8 million for Second Quarter 2005, compared with $43.1 million for Second Quarter 2004. The increase of $23.7 million in 2005 compared with 2004 is mainly due to improved underwriting results of $55.6 million, which is primarily attributable to a $63.7 million loss recovery resulting from reinsurance of financial guaranty policies that insured certain investments in securities issued by entities related to Commercial Financial Services, Inc. (“CFS”). This was

offset by a decrease of $27.2 million in unrealized (losses) gains on derivative financial instruments.  Net income was $111.1 million for Six Months 2005, compared with $90.0 million for Six Months 2004. The increase of $21.1 million in 2005 compared with 2004 is primarily due to the same reasons as mentioned above.

Gross Written Premiums

	Three Months Ended June 30,		Six Months Ended June 30,
Gross Written Premiums	2005	2004	2005	2004
	($ in millions)

Financial guaranty direct	$20.9	$17.7	$44.7	$43.3
Financial guaranty reinsurance	8.2	35.8	42.2	88.2
Mortgage guaranty	1.9	0.9	21.3	14.9
Other	9.5	10.0	10.4	(83.6)
Total	$40.5	$64.4	$118.6	$62.8

Gross written premiums for Second Quarter 2005 were $40.5 million compared with $64.4 million for Second Quarter 2004. This decrease is primarily related to the financial guaranty reinsurance segment and is attributable to Financial Security Assurance Inc. (“FSA”) reassuming from Assured Guaranty Re Ltd. (“AG Re”) $18.4 million of healthcare related business (“FSA transaction”) and one cedant relationship that was terminated and business from a second cedant that was decreased, effective July 1, 2004.

Gross written premiums for Six Months 2005 were $118.6 million, compared with $62.8 million for Six Months 2004.  This increase is primarily related to our other segment which was reduced by $97.8 million in the First Quarter 2004 due to the accounting for the unwinding of equity layer credit protection products.  This increase was offset by decreased business in our financial guaranty reinsurance segment which is discussed above.

Net Earned Premiums

	Three Months Ended June 30,		Six Months Ended June 30,
Net Earned Premiums	2005	2004	2005	2004
	($ in millions)

Financial guaranty direct	$16.0	$16.1	$36.4	$56.8
Financial guaranty reinsurance	27.2	25.6	50.2	46.0
Mortgage guaranty	5.1	15.0	9.7	23.4
Other	—	(66.0)	—	(48.9)
Total	$48.3	$(9.3)	$96.4	$77.3

Net earned premiums for Second Quarter 2005 were $48.3 million compared with $(9.3) million for Second Quarter 2004. The increase is attributable to our other segment which in Second Quarter 2004 included $(66.0) million of net earned premium associated with the retrocession of lines of business that we no longer underwrite.

Net earned premiums for Six Months 2005 were $96.4 million, compared with $77.3 million for Six Months 2004. Our other segment reduced net earned premiums by $48.9 million for Six Months 2004, associated with the retrocession of lines of business that we no longer underwrite.  Our mortgage guaranty segment declined $13.7 million for Six Months 2005, compared with Six Months 2004, reflecting the run-off of our quota share treaty business.

Net Investment Income

Net investment income was $23.7 million for Second Quarter 2005, compared with $23.5 million for Second Quarter 2004. Net investment income was $46.8 million for Six Months 2005, compared with $47.8 million for Six Months 2004.  Pre-tax book yields were 4.7% for both the periods ended June 30, 2005 and 2004. The $1.0 million decline for Six Months 2005 compared with Six Months 2004 is attributable to $0.9 million of interest expense associated with funds held contracts entered into in connection with the IPO.

Net Realized Investment Gains

Net realized investment gains, principally from the sale of fixed maturity securities were $1.7 million and $8.7 million for Second Quarter 2005 and Second Quarter 2004, respectively, and $3.5 million and $9.9 million for Six Months 2005 and Six Months 2004, respectively. The Company had no write downs of investments for other than temporary impairment losses for the three and six months ended June 30, 2005.  During Second Quarter 2004, realized gains of $6.0 million were generated as a result of investments sold in connection with a commutation settlement of a residual value transaction.  Included in net realized gains for Six Months 2004 is a write down of $1.3 million related to the Company’s exited title reinsurance business.  The investment related to this write down is included in the other assets on our balance sheet.  Net realized investment gains, net of related income taxes, were $1.2 million and $6.3 million for Second Quarter 2005 and Second Quarter 2004 respectively, and $2.7 million and $6.3 million for Six Months 2005 and Six Months 2004, respectively.

Unrealized Gains on Derivative Financial Instruments

Derivative financial instruments are recorded at fair value as required by FAS 133. However, as explained under “Critical Accounting Estimates,” we record part of the change in fair value in the loss and LAE reserves as well as in unearned premium reserves. The fair value adjustment for Second Quarter 2005 was $12.5 million loss as compared with $14.7 million gain for the same period in 2004.  The fair value adjustment for Six Months 2004 was $9.4 million loss compared with $22.0 million gain for Six Months 2004. The change in fair value is related to many factors, but primarily due to widening credit spreads as well as a reduction in the expected life of asset backed transactions. Unrealized (losses) gains on derivative financial instruments, net of related income taxes, were $(9.7) million and $9.0 million for Second Quarter 2005 and Second Quarter 2004 respectively, and $(8.1) million and $12.1 million for Six Months 2005 and Six Months 2004, respectively.

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

Loss and Loss Adjustment Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
Loss and Loss Adjustment Expenses	2005	2004	2005	2004
	($ in millions)

Financial guaranty direct	$5.0	$1.6	$3.5	$15.0
Financial guaranty reinsurance	(64.1)	(0.9)	(71.2)	3.0
Mortgage guaranty	—	(3.3)	0.2	(4.5)
Other	—	(57.4)	(1.1)	(49.9)
Total	$(59.1)	$(60.0)	$(68.5)	$(36.3)

Loss and loss adjustment expenses for Second Quarter 2005 and Second Quarter 2004 were $(59.1) million and $(60.0) million, respectively.   Second Quarter 2005 includes a $63.7 million loss recovery in the financial guaranty reinsurance segment resulting from a third party litigation settlement agreement reached during Second Quarter 2005, discussed earlier.   We expect to receive the cash during August 2005.  Partially offsetting the loss recovery was the addition of $4.5 million in case reserves in our financial guaranty direct segment.  This addition relates to a specific mortgage transaction, executed in 2001, attaching at the BBB mezzanine tranche, consisting of sub-prime mortgages originated in 2000.  For Second Quarter 2004, our other segment included $(57.4) million of loss and LAE incurred as a result of the commutation and retrocession of certain transactions including lines of business we no longer underwrite.

Loss and loss adjustment expenses for Six Months 2005 and Six Months 2004 were $(68.5) million and $(36.3) million, respectively.  In addition to the loss recovery recorded in Second Quarter 2005, we recovered an additional $6.8 million in the financial guaranty reinsurance segment relating to this same reinsurance claim during First Quarter 2005.  In addition, during First Quarter 2005 the Company recovered $1.1 million in the other segment relating to its equity layer credit protection business.  For Six Months 2004, loss and loss adjustment expenses in the financial guaranty direct segment included $12.3 million related to the closing out of transaction types that we no longer underwrite.

Profit Commission Expense

Profit commissions allow the reinsured to share favorable experience on a reinsurance contract due to lower than expected losses. Profit commissions for Second Quarter 2005 and Six Months 2005 were $3.3 million and $4.3 million, respectively, compared with $4.8 million and $10.3 million for the comparable periods in the prior year. The decrease in profit commission expense is due to less favorable loss development on experience rated quota share treaties in 2005 compared with 2004.

Acquisition Costs

Acquisition costs primarily consist of ceding commissions, brokerage fees and operating expenses that are related to the acquisition of new business. Acquisition costs that vary with and are directly related to the acquisition of new business are deferred and are amortized in relation to earned premium. For Second Quarter 2005 and Second Quarter 2004, acquisition costs were $11.7 million and $8.4 million, respectively while Six Months 2005 and Six Months 2004, acquisition costs were $21.9 million and $21.5 million, respectively.

Operating Expenses

For Second Quarter 2005 and Second Quarter 2004, operating expenses were $14.5 million and $26.6 million, respectively. Operating expenses for Six Months 2005 were $29.0 million, compared with $39.2 million for Six Months 2004.  The decrease of $12.1 million for Second Quarter 2005 compared with Second Quarter 2004 was primarily due to the accelerated vesting of $11.3 million employee stock awards which occurred as part of the IPO offset by $2.0 million of investment banking fees associated with AGC’s committed capital securities.  The decrease in Six Months 2005 compared with Six Months 2004 is due to the same factors as described above further offset by expenses associated with maintaining a holding company platform during the six-month period ended June 30, 2005.  The holding company was not activated until April 28, 2004, the date of the IPO.

Other Expenses

For Second Quarter 2005 and Second Quarter 2004, other expenses were $5.9 million and $2.5 million, respectively, while Six Months 2005 and Six Months 2004, other expenses were $9.2 million and $5.6 million respectively.  The increase for Second Quarter 2005 of $3.4 million and Six Months 2005 of $3.6 million is due to $2.5 million of investment banking fees and put option premiums associated with Assured Guaranty Corp.’s $200.0 million committed capital securities and increased interest expense related to the issuance of our 7% Senior Notes in May 2004 as they were outstanding for the entire period of 2005.  Six Months 2004 include $2.1 million of interest expense related to our $75.0 million cumulative monthly preferred shares and a $1.6 million write off of goodwill in our other segment.  This amount is related to the trade credit business which we exited as part of the IPO.

Income Tax

For Second Quarter 2005 and Second Quarter 2004, income tax expense was $17.8 million and $11.9 million, respectively.  For Six Months 2005 and Six Months 2004, income tax expense was $30.3 million and $27.2 million, respectively.  Our effective tax rate was 21.1% and 21.4% for Second Quarter 2005 and Six Months 2005, respectively, compared with 21.7% and 23.2% for Second Quarter 2004 and Six Months 2004, respectively. Our effective tax rates reflect the proportion of income recognized by each of our operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 35%, UK subsidiaries taxed at the UK marginal corporate tax rate of 30%, and no income taxes for our Bermuda holding company and AG Re.  Accordingly, our overall corporate effective tax rate fluctuates based on the distribution of taxable income across these jurisdictions. Second Quarter 2005 and Six Months 2005, include $22.3 million of income tax expense related to the $63.7 million loss recovery mentioned above. This was partially offset by a $7.8 million tax benefit from the FSA transaction discussed earlier.

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

The table below summarizes the financial results of our financial guaranty direct segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	($ in millions)
Gross written premiums	$20.9	$17.7	$44.7	$43.3
Net written premiums	20.4	17.3	43.5	42.6
Net earned premiums	16.0	16.1	36.4	56.8
Loss and loss adjustment expenses	5.0	1.6	3.5	15.0
Profit commission expense	—	—	—	—
Acquisition costs	1.6	0.1	3.1	1.5
Operating expenses	8.4	9.1	17.8	14.6
Underwriting gain	$1.1	$5.3	$12.1	$25.7

Loss and loss adjustment expense ratio	31.3%	9.9%	9.7%	26.4%
Expense ratio	62.2%	57.1%	57.1%	28.3%
Combined ratio	93.5%	67.0%	66.8%	54.7%

For Second Quarter 2005 the financial guaranty direct segment contributed $20.9 million to gross written premiums, an increase of $3.2 million, compared with $17.7 million for Second Quarter 2004. The increase is mainly attributable to $5.1 million of upfront premium received with respect to public finance deals.  Gross written premiums for Six Months 2005 and Six Months 2004 were $44.7 million and $43.3 million, respectively.  The increase of $1.4 million is attributable to the same reason as discussed for Second Quarter 2005 above.

Gross and net written premiums in this segment from structured finance and credit derivatives are generally received on an installment basis. In 2005 and 2004 installment premiums represented 76% and 100%, respectively of gross written premiums in this segment.

For Second Quarter 2005 and Six Months 2005, net written premiums were $20.4 million and $43.5 million, respectively, compared with $17.3 million for Second Quarter 2004 and $42.6 million for Six Months 2004.  The variances in net written premiums are consistent with the variances in gross written premiums as we typically retain a substantial portion of this business.

Net earned premiums for Second Quarter 2005 was $16.0 million compared with $16.1 million for Second Quarter 2004.  Net earned premiums for Six Months 2005 decreased $20.4 million compared with Six Months 2004, mainly due to the close out of transaction types the Company no longer underwrites, which added $24.2 million during the first quarter of 2004.  This was partially offset by the exiting of our single name credit default swap (“CDS”) line of business during the First Quarter 2005 which generated $2.3 million of net earned premiums.

Loss and LAE were $5.0 million and $1.6 million, respectively, for Second Quarter 2005 and Second Quarter 2004, while these expenses were $3.5 million and $15.0 million for Six Months 2005 and Six Months 2004, respectively.  During Second Quarter 2005 we added $4.5 million in case reserves for a specific mortgage transaction executed in 2001, attaching at the BBB mezzanine tranche, consisting of sub-prime mortgages originated in 2000. Six Months 2005 amount is attributable to a $0.9 million release of portfolio reserves related to the single name CDS line of business, as well as a release of portfolio reserves related to our CDO book of business as those deals approached maturity and the underlying credit quality improved during First Quarter 2005. Included in Six Months 2004 balance is $12.3 million associated with the close out of transaction types which we ceased participating in connection with the IPO.

Acquisition costs for Second Quarter 2005 and Six Months 2005 were $1.6 million and $3.1 million, respectively. For Second Quarter 2004 and Six Months 2004 acquisition costs were $0.1 million and $1.5 million, respectively. The 2005 amounts increased compared with 2004 amounts as the Company has been executing on its direct business plan.

Operating expenses for Second Quarter 2005 and Second Quarter 2004 were $8.4 million and $9.1 million, respectively.  Operating expenses for Six Months 2005 were $17.8 million, compared with $14.6 million for Six Months 2004.  During 2005 the Company implemented a new operating expense allocation methodology.  This new methodology more closely applies expenses to the individual operating segments and was based on a comprehensive cost study.  The prior allocation was based on segment earned premium.  This caused the financial guaranty reinsurance and mortgage guaranty segments to receive a disproportionate amount of the expenses.  2004 amounts have been adjusted to reflect this new allocation.  The increase in operating expenses for the three- and six-month periods ended June 30, 2005, compared with the three- and six-month periods ended June 30, 2004 is related to maintaining a holding company platform.  This platform was not established until April 28, 2004, the date of the IPO.

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

The table below summarizes the financial results of our financial guaranty reinsurance segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	($ in millions)
Gross written premiums	$8.2	$35.8	$42.2	$88.2
Net written premiums	8.0	35.8	42.0	88.2
Net earned premiums	27.2	25.6	50.2	46.0
Loss and loss adjustment expenses	(64.1)	(0.9)	(71.2)	3.0
Profit commission expense	2.3	0.3	2.3	0.4
Acquisition costs	9.5	6.6	17.6	13.7
Operating expenses	5.7	5.0	10.1	8.0
Underwriting gain	$73.8	$14.6	$91.4	$20.9

Loss and loss adjustment expense ratio	(235.7)%	(3.5)%	(141.8)%	6.5%
Expense ratio	64.3%	46.5%	59.8%	48.0%
Combined ratio	(171.4)%	43.0%	(82.0)%	54.5%

	Three Months Ended June 30,		Six Months Ended June 30,
Gross Written Premiums	2005	2004	2005	2004
	($ in millions)
Public finance	$(1.8)	$25.1	$21.4	$65.6
Structured finance	10.0	10.7	20.8	22.6
Total	$8.2	$35.8	$42.2	$88.2

Gross written premiums for our financial guaranty reinsurance segment include upfront premiums on transactions underwritten during the period, plus installment premiums on business primarily underwritten in prior periods. Consequently, this amount is affected by changes in the business mix between public finance and structured finance. For Six Months 2005, 38% of gross written premiums in this segment were upfront premiums and 62% were installment premiums. For Six Months 2004, 64% of gross written premiums in this segment were upfront premiums and 36% were installment premiums. For Second Quarter 2005, $9.7 million and $4.2 million of our gross written premiums was ceded by Ambac Assurance Corporation (“Ambac”) and MBIA Insurance Corporation (“MBIA”), respectively.  Also during Second Quarter 2005, FSA ceded $10.4 million of gross written premiums, excluding $18.4 million of reassumption premiums related to our healthcare business discussed earlier. For Second Quarter 2004, $17.1 million, $9.5 million and $6.7 million of our gross written premiums was ceded by FSA, Ambac and MBIA, respectively. For Six Months 2005, $32.6 million, excluding the aforementioned $18.4 million of reassumption premiums related to our healthcare business, $20.4 million and $8.9 million of our gross written premiums was ceded by FSA, Ambac and MBIA, respectively.  For Six Months 2004, $45.1 million, $20.7 million and $16.6 million of our gross written premiums was ceded by FSA, Ambac and MBIA, respectively.

Gross written premiums for Second Quarter 2005 were $8.2 million, a decrease of $27.6 million, compared with $35.8 million for Second Quarter 2004 while gross written premiums for Six Months 2005 were $42.2 million, a decrease of $46.0 million, compared with $88.2 million for Six Months 2004. These decreases are primarily related to FSA reassuming from AG Re $18.4 million of healthcare related reinsurance business and one cedant relationship that was terminated and business from a second cedant that was decreased, effective July 1, 2004.

As of April 1, 2005 our quota share reinsurance treaty with Ambac was renewed. In addition, AGR entered into a master facultative agreement with Ambac on March 31, 2005. On April 20, 2005, Ambac provided notice of a non-renewal of the quota share treaty on a run-off basis, effective July 1, 2006. This non-renewal will not affect business ceded from Ambac in any prior year, or business ceded under the current quota share treaty through June 30, 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
Net Written Premiums	2005	2004	2005	2004
	($ in millions)
Public finance	$(2.0)	$25.1	$21.2	$65.6
Structured finance	10.0	10.7	20.8	22.6
Total	$8.0	$35.8	$42.0	$88.2

For Second Quarter 2005 and Six Months 2005, net written premiums were $8.0 million and $42.0 million, respectively, compared with $35.8 million and $88.2 million, respectively, for the same periods last year.  The decreases of $27.8 million and $46.2 million are consistent with the decreases in gross written premium described above.

	Three Months Ended June 30,		Six Months Ended June 30,
Net Earned Premiums	2005	2004	2005	2004
	($ in millions)
Public finance	$12.7	$10.0	$23.7	$22.6
Structured finance	14.5	15.6	26.5	23.4
Total	$27.2	$25.6	$50.2	$46.0
Included in public finance reinsurance net earned premiums are refundings of	$3.6	$4.4	$5.0	$7.3

Growth in our net earned premiums over the period has been driven by growth in the public finance line of business. The public finance business’s contribution includes refunding premiums, which reflect the unscheduled pre-payment or refundings of underlying municipal bonds. These unscheduled refunding premiums are sensitive to market interest rates and we evaluate our net earned premiums both including and excluding these premiums.

Losses and LAE were $(64.1) million and $(0.9) million for Second Quarter 2005 and Second Quarter 2004, respectively. Second Quarter 2005 includes a $63.7 million loss recovery resulting from reinsurance of financial guaranty policies that insured certain investments in securities issued by entities related to CFS.   The third party settlement agreement was reached with two parties during Second Quarter 2005 and we expect to receive the cash during August 2005.  A decrease in portfolio reserves attributable to improving credit quality, as well as positive development attributable to certain case reserves led to the Second Quarter 2004 result.

Losses and LAE were $(71.2) million and $3.0 million for Six Months 2005 and Six Months 2004, respectively.  In addition to the loss recovery recorded in Second Quarter 2005, we recovered an additional $6.8 million relating to this same reinsurance claim during First Quarter 2005.   This recovery was received in connection with the completion of two settlements.

For Second Quarter 2005 and Second Quarter 2004, acquisition costs were $9.5 million and $6.6 million, respectively, while acquisition costs were $17.6 million for Six Months 2005 compared with $13.7 million for Six Months 2004.

Operating expenses for Second Quarter 2005 and Second Quarter 2004 were $5.7 million and $5.0 million, respectively.  Operating expenses for Six Months 2005 were $10.1 million, compared with $8.0 million for Six Months 2004.  During 2005 the Company implemented a new operating expense allocation methodology.  This new methodology more closely applies expenses to the individual operating segments and was based on a comprehensive cost study.  The prior allocation was based on segment earned premium.  This caused the financial guaranty reinsurance and mortgage guaranty segments to receive a disproportionate amount of the expenses.  2004 amounts have been adjusted to reflect this new allocation.  The increase in operating expenses for the six-month period ended June 30, 2005, compared with June 30, 2004, is related to maintaining a holding company platform.  This platform was not established until April 28, 2004, the date of the IPO.

Mortgage Guaranty Segment

Mortgage guaranty insurance provides protection to mortgage lending institutions against the default of borrowers on mortgage loans that, at the time of the advance, had a loan-to-value ratio in excess of a specified ratio. We primarily function as a reinsurer in this industry and assume all or a portion of the risks undertaken by primary mortgage insurers.

The table below summarizes the financial results of our mortgage guaranty segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	($ in millions)
Gross written premiums	$1.9	$0.9	$21.3	$14.9
Net written premiums	1.9	0.9	21.3	14.9
Net earned premiums	5.1	15.0	9.7	23.4
Loss and loss adjustment expenses	—	(3.3)	0.2	(4.5)
Profit commission expense	1.0	4.3	2.0	9.3
Acquisition costs	0.6	1.7	1.1	2.6
Operating expenses	0.4	1.1	1.1	1.8
Underwriting gain	$3.1	$11.2	$5.3	$14.3

Loss and loss adjustment expense ratio	—	(22.0)%	2.1%	(19.2)%
Expense ratio	39.6%	47.5%	43.3%	58.3%
Combined ratio	39.6%	25.5%	45.4%	39.1%

Gross written premiums for Second Quarter 2005 and Six Months 2005 were $1.9 million and $21.3 million, compared with $0.9 million and $14.9 million for the comparable periods in 2004.  The increase in gross written premiums for Six Months 2005 compared with Six Months 2004 is primarily related to a single transaction executed in First Quarter 2005 which contributed $16.3 million to gross written premiums. Likewise the First Quarter 2004 included a single transaction which contributed $9.5 million to gross written premiums. Excluding these items, gross written premiums decreased $0.4 million due to the run-off of our quota share treaty business.

Net written premiums for Second Quarter 2005 and Six Months 2005 were $1.9 million and $21.3 million, compared with $0.9 million and $14.9 million for the comparable periods in 2004. This is consistent with gross written premiums, as we do not cede a significant amount of our mortgage guaranty business.

For Second Quarter 2005 and Second Quarter 2004, net earned premiums were $5.1 million and $15.0 million, respectively.  For Six Months 2005 net earned premiums were $9.7 million compared with $23.4 million for Six Months 2004.  The decrease in net earned premiums reflects the run-off of our quota share treaty business.

Loss and LAE were $(3.3) million for Second Quarter 2004 while Second Quarter 2005 experienced no net losses and $0.2 million and $(4.5) million for Six Months 2005 and 2004, respectively. During Six Months 2005 the Company added $0.5 million to portfolio reserves which was offset by case and IBNR reserve releases of $0.3 million. The negative losses in 2004 are primarily a result of favorable loss development related to older contracts, which are running off. This 2004 development was also attributable to higher than expected appreciation in real estate values, resulting in both lower frequency of claims and lower severity of losses.

Profit commission expense for Second Quarter 2005 and Second Quarter 2004 was $1.0 million and $4.3 million, respectively. For Six Months 2005 profit commission expense decreased to $2.0 million, compared with $9.3 million for Six Months 2004.  The decrease in profit commission expense is due to favorable loss development on experience rated quota share treaties in 2004, which caused a reduction in loss and loss adjustment expenses, mentioned above.  There was no such favorable loss development in 2005.  Portfolio reserves are not a component of these profit commission calculations.

Acquisition costs for Second Quarter 2005 and Second Quarter 2004 were $0.6 million and $1.7 million, respectively. Acquisition costs for Six Months 2005 were $1.1 million compared with $2.6 for Six Months 2004. The decline in acquisition costs in 2005 as compared with 2004 is directly related to the decline in net earned premiums.

Operating expenses for Second Quarter 2005 and Second Quarter 2004 were $0.4 million and $1.1 million, respectively.  Operating expenses for Six Months 2005 were $1.1 million, compared with $1.8 million for Six Months 2004.  During 2005 the Company implemented a new operating expense allocation methodology.  This new methodology more closely applies expenses to the individual operating segments and was based on a comprehensive cost study.  The prior allocation was based on segment earned premium.  This caused the financial guaranty reinsurance and mortgage guaranty segments to receive a disproportionate amount of the expenses.  2004 amounts have been adjusted to reflect this new allocation.  The decrease in operating expenses for the three- and six-month periods ended June 30, 2005, compared with the three- and six-month periods ended June 30, 2004 is due to the mortgage guaranty segment receiving a declining allocation as less resources are focused on this segment compared to prior year.

Other Segment

Our other segment consists of certain non-core businesses that we have exited in connection with the IPO, including equity layer credit protection, trade credit reinsurance, title reinsurance and auto residual value reinsurance.

The following table provides details of net earned premiums and underwriting results by line of business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	($ in millions)
Net earned premiums:
Equity layer credit protection	$—	$—	$—	$5.4
Trade credit reinsurance	—	(34.6)	—	(25.3)
Title reinsurance	—	0.8	—	3.3
Auto residual value reinsurance	—	(32.2)	—	(32.2)
Total	$—	$(66.0)	$—	$(48.9)

Underwriting gain (loss):
Equity layer credit protection	$—	$0.5	$1.1	$3.0
Trade credit reinsurance	—	(4.2)	—	(2.8)
Title reinsurance	—	0.3	—	1.0
Auto residual value reinsurance	—	(5.4)	—	(7.9)
Total	$—	$(8.8)	$1.1	$(7.1)

Liquidity and Capital Resources

Our liquidity, both on a short-term basis (for the next twelve months) and a long-term basis (beyond the next twelve months), is largely dependent upon: (1) the ability of our subsidiaries to pay dividends or make other payments to us and (2) external financings. Our liquidity requirements include the payment of our operating expenses, interest on our debt, and dividends on our common shares. We may also require liquidity to make periodic capital investments in our operating subsidiaries. In the ordinary course of our business, we evaluate our liquidity needs and capital resources in light of holding company expenses, debt-related expenses and our dividend policy, as well as rating agency considerations. Based on the amount of dividends we expect to receive from our subsidiaries and the income we expect to receive from our invested assets, management believes that we will have sufficient liquidity to satisfy our needs over the next twelve months, including the ability to pay dividends on our common shares in accordance with our dividend policy.  Total cash paid during 2005 for dividends to shareholders was $4.5 million, or $0.06 per common share. Beyond the next twelve months, the ability of our subsidiaries to declare and pay dividends may be influenced by a variety of factors including market conditions, insurance and rating agencies regulations and general economic conditions. Consequently, although management believes that we will continue to have sufficient liquidity to meet our debt service and other obligations over the long term, no guarantee can be given that we will not be required to seek external debt or equity financing in order to meet our operating expenses, debt service obligations or pay dividends on our common shares.

We anticipate that a major source of our liquidity, for the next twelve months and for the longer term, will be amounts paid by our operating subsidiaries as dividends. Certain of our operating subsidiaries are subject to restrictions on their ability to pay dividends. The amount available at AGC to pay dividends in 2005 with notice to, but without the prior approval of, the Maryland Insurance Commissioner is $23.7 million. AGC has committed to its rating agencies that it will not pay more than $10.0 million per year in dividends. Dividends paid by a U.S. company to a Bermuda holding company presently are subject to withholding tax at a rate of 30%. The amount available at AG Re to pay dividends in 2005 in compliance with Bermuda law is $557.4 million.

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

Net cash flows provided by (used in) operating activities were $70.6 million and $(113.2) million during Six Months 2005 and 2004, respectively. The increase in cash flows provided by operating activities was due to the increase in net income and favorable effect of changes in unearned premiums and reserves for losses and loss adjustment expenses, partially offset by the negative impact of premiums receivable from affiliates.

Net cash flows (used in) provided by investing activities were $(57.6) million and $91.9 million during Six Months ended June 30, 2005 and 2004, respectively. These investing activities were primarily net purchases of fixed maturity investment securities during 2005 and 2004. In addition, during Six Months ended June 30, 2004 Assured Guaranty Re Overseas Ltd., an indirect subsidiary of Assured Guaranty Ltd., sold 100% of the common stock of its subsidiary, ACE Capital Title Reinsurance Company, to ACE Bermuda Insurance Ltd., a subsidiary of ACE, for $39.8 million. There was no gain or loss associated with the sale.

Net cash flows (used in) provided by financing activities were $(24.8) million and $16.6 million during Six Months ended June 30, 2005 and 2004, respectively.  In Six Months 2005, we paid $19.0 million to repurchase 1.0 million shares of our Common Stock and declared and paid dividends of $4.5 million, or $0.06 per common share.

On May 18, 2004, Assured Guaranty US Holdings Inc., a subsidiary of the Company, issued $200.0 million of 7.0% Senior Notes due in 2034. The proceeds of the offering were used to repay a portion of a $200.0 million promissory note, established as part of the IPO related formation transactions, issued to a subsidiary of ACE prior to the IPO in April 2004.  The coupon on the Senior Notes is 7.0%, however, the effective rate will be approximately 6.4% due to a treasury hedge executed by the Company in March 2004.  These senior notes are fully and unconditionally guaranteed by Assured Guaranty Ltd. In addition, during Six Months ended June 30, 2004, ACE made a non-cash capital contribution to us in the amount of $78.9 million, which was utilized to pay interest and principal on long-term debt.

On November 4, 2004, our Board of Directors authorized a $25.0 million share stock repurchase program with no scheduled date to expire. In April 2005, the Company completed the share buyback program at which time it had repurchased a total of 1.3 million shares of Common Stock at an average price of $18.69 per share.

As of June 30, 2005 our future cash payments associated with contractual obligations pursuant to our operating leases for office space and have not materially changed since December 31, 2004.

Credit Facilities

$300.0 million Credit Facility

On April 15, 2005, Assured Guaranty Ltd. and certain of its subsidiaries entered into a $300.0 million three-year unsecured revolving credit facility (the “$300.0 million credit facility”) with a syndicate of banks, for which ABN AMRO Incorporated and Bank of America, N.A. acted as lead arrangers and KeyBank National Association (“KeyBank”) acted as syndication agent.  Under the $300.0 million credit facility, each of AGC, Assured Guaranty (UK) Ltd. (“AG (UK)”), a subsidiary of AGC organized under the laws of the United Kingdom, and subject to AG Re and AGRO entering into the guaranties discussed below, Assured Guaranty Ltd., AG Re and AGRO are entitled to request the banks to make loans to such borrower or to request that letters of credit be issued for the account of such borrower.  The $300.0 million credit facility replaced (1) the $250.0 million credit facility and (2)  the Letter of Credit Agreement, both discussed below.

The proceeds of the loans and letters of credit are to be used for the working capital and other general corporate purposes of the borrowers and to support reinsurance transactions.

At the closing of the $300.0 million credit facility, (i) AGC guaranteed the obligations of AG (UK) under such facility, (ii) Assured Guaranty Ltd. guaranteed the obligations of AG Re and AGRO under such facility and agreed that, if the Company Consolidated Assets (as defined in the related credit agreement) of AGC and its subsidiaries were to fall below $1.2 billion, it would, within 15 days, guarantee the obligations of AGC and AG (UK) under such facility and (iii) Assured Guaranty Overseas US Holdings Inc., as a Material Non-AGC Subsidiary (as defined in the related credit agreement), guaranteed the obligations of Assured Guaranty Ltd., AG Re and AGRO under such facility.  It was further agreed that none of Assured Guaranty Ltd., AG Re or AGRO would be able to borrow under the $300.0 million credit facility until AG Re and AGRO, as Material Non-AGC Subsidiaries, have both guaranteed the obligations of the other and of Assured Guaranty Ltd. under such facility.

The $300.0 million credit facility’s financial covenants require that Assured Guaranty Ltd. (a) maintain a minimum net worth of $1.2 billion, (b) maintain an interest coverage ratio of at least 2.5:1, and (c) maintain a maximum debt-to-capital ratio of 30%.  In addition, the $300.0 million credit facility requires that AGC: (x) maintain qualified statutory capital of at least 80% of its statutory capital as of the fiscal quarter prior to the closing date of the facility and (y) maintain a ratio of aggregate net par outstanding to qualified statutory capital of not more than 150:1.  Furthermore, the $300.0 million credit facility contains restrictions on Assured Guaranty Ltd. and its subsidiaries, including, among other things, in respect of their ability to incur debt, permit liens, become liable in respect of guaranties, make loans or investments, pay dividends or make distributions, dissolve or become party to a merger, consolidation or acquisition, dispose of assets or enter into affiliate transactions.  Most of these restrictions are subject to certain minimum thresholds and exceptions.  A default by one borrower will give rise to a right of the lenders to terminate the facility and accelerate all amounts then outstanding.  As of June 30, 2005, Assured Guaranty was in compliance with all of those financial covenants.

As of June 30, 2005, no amounts were outstanding under this facility nor have there been any borrowings under this facility.

$250.0 million Credit Facility

The Company entered into a $250.0 million unsecured credit facility (“$250.0 million credit facility”) on April 29, 2004, with a syndicate of banks, for which ABN AMRO Incorporated and Bank of America, N.A. acted as co-arrangers. Each of Assured Guaranty, AGC and AG (UK), was a party, as borrower. The $250.0 million credit facility was terminated and replaced by the $300.0 million credit facility discussed above.

The $250.0 million credit facility was a 364-day facility available for general corporate purposes, and any amounts outstanding under the facility at its expiration were due and payable one year following the facility’s expiry. As of December 31, 2004, no amounts were outstanding under this facility nor had there been any borrowings under the life of this facility.  Under the $250.0 million credit facility, AGC could borrow up to $250.0 million, Assured Guaranty Ltd. had a borrowing limit not to exceed $50.0 million, and AG (UK) had a borrowing limit not to exceed $12.5 million. The $250.0 million credit facility’s financial covenants required that Assured Guaranty: (a) maintain a minimum net worth of 75% of its pro forma net worth (determined as of the first required reporting date under the facility), (b) maintain an interest coverage ratio of at least 2.5:1, and (c) maintain a maximum debt-to-capital ratio of 30%. Assured Guaranty was in compliance with all of those financial covenants. In addition, the $250.0 million credit facility required that AGC: (a) maintain qualified statutory capital of at least 80% of its statutory capital as of the fiscal quarter prior to the closing date of the facility, (b) maintain a ratio of aggregate net par outstanding to qualified statutory capital of not more than 150:1, and (c) maintain a maximum debt-to-capital ratio of 35%. AGC was in compliance with all of those financial covenants.

Letter of Credit Agreement

On November 8, 2004, Assured Guaranty Ltd., AG Re and AGRO entered into a standby letter of credit agreement (the “LOC Agreement”) with KeyBank National Association (“KeyBank”). Under the LOC Agreement, KeyBank agreed to issue up to $50.0 million in letters of credit on our behalf. The obligations of Assured Guaranty Ltd., AG Re and AGRO under the LOC Agreement were joint and several. The letters of credit were used to satisfy AG Re’s or AGRO’s obligations under certain reinsurance agreements and for general corporate purposes. Under the LOC Agreement, KeyBank issued two letters of credit, both on behalf of AGRO, with an aggregate stated amount of approximately $20.7 million.  The parties to the LOC Agreement have agreed that no additional letters of credit would be issued, extended or renewed from and after the date of the closing of the $300.0 million credit facility and letters of credit that were outstanding on such date will, unless cancelled and surrendered by the respective beneficiaries thereof, remain outstanding until their respective stated expiration dates of December 31, 2005.  The LOC Agreement contains covenants that limit debt, liens, guaranties, loans and investments, dividends, liquidations, mergers, consolidations, acquisitions, sales of assets or subsidiaries and affiliate transactions.  Most of these restrictions were subject to certain minimum thresholds and exceptions. The LOC Agreement also contained financial covenants that required the Company: (i) to maintain the ratio of consolidated debt to total capitalization at not greater than 0.30 to 1.0; (ii) to maintain consolidated net worth of at least seventy-five percent (75%) of its consolidated net worth as of June 30, 2004; and (iii) to maintain the consolidated interest coverage ratio for any test period ending on the last day of a fiscal quarter at not less than 2.50 to 1.0. In addition, the LOC Agreement provided that the obligations of KeyBank to issue letters of credit may be terminated, and our obligations under the agreement may be accelerated, upon an event of default.  As of December 31, 2004, no amounts were payable under any letter of credit issued under this facility. The LOC Agreement expired on April 28, 2005 and was replaced by the $300.0 million credit facility discussed above.

Non-Recourse Credit Facility

AGC is also party to a non-recourse credit facility with a syndicate of banks which provides up to $175.0 million specifically designed to provide rating agency-qualified capital to further support AGC’s claims paying resources. The facility expires in December 2010 and is subject to annual extension for an additional term of one year in order to maintain its term at seven periods. As of June 30, 2005 and December 31, 2004, no amounts were outstanding under this facility nor have there been any borrowings under the life of this facility.

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

As of June 30, 2005, the put option had not been exercised.

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

During the Flexed Rate Period and for any period in which AGC Preferred Stock is held by a Custodial Trust, dividends will be paid monthly, except that during the Auction Rate Mode dividends will be paid every 49 days.   Following a Fixed Rate Distribution Event, dividends will be paid every 90 days.

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

Investment Portfolio

Our investment portfolio consisted of $2,076.8 million of fixed maturity securities, $121.1 million of short-term investments and had a duration of 4.2 years as of June 30, 2005. Our investment portfolio consisted of $1,965.1 million of fixed maturity securities, $175.8 million of short-term investments and had a duration of 5.0 years as of December 31, 2004.  Our fixed maturity securities are designated as available for sale in accordance with FAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”(“FAS 115”). Fixed maturity securities are reported at fair value in accordance with FAS 115, and the change in fair value is reported as part of accumulated other comprehensive income.

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

The following table summarizes the ratings distributions of our investment portfolio as of June 30, 2005 and December 31, 2004. Ratings are represented by the lower of the Moody’s and S&P classifications.

	As of June 30, 2005	As of December 31, 2004

AAA or equivalent	83.8%	77.7%
AA	11.3%	15.6%
A	4.9%	6.6%
BBB	—	0.1%
Total	100.0%	100.0%

As of June 30, 2005 and December 31, 2004, our investment portfolio did not contain any securities that were not rated or rated below investment grade.

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

Under agreements with our cedants and in accordance with statutory requirements, we maintain fixed maturity securities in trust accounts for the benefit of reinsured companies and for the protection of policyholders, generally in states where we or our subsidiaries, as applicable, are not licensed or accredited. The carrying value of such restricted balances as of June 30, 2005 and December 31, 2004 was $549.8 million and $304.4 million, respectively.

Under certain derivative contracts, we are required to post eligible securities as collateral, generally cash or U.S. government or agency securities. The need to post collateral under these transactions is generally based on marked to market valuations in excess of contractual thresholds. The fair market values of our pledged securities totaled $1.8 million as of June 30, 2005 and $1.9 million as of December 31, 2004.

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

In April 2005, AGC received a Notice of Order to Preserve (“Order”) from the Office of the Commissioner of Insurance, State of Georgia (“Commissioner”).  The Order was directed to “ACE Limited, and all affiliates” and requires the preservation of documents and other items related to “finite insurance” and a broad group of other insurance and reinsurance agreements.  Also in April, AGC, and numerous other insurers, received a subpoena from the Commissioner related to the “initial phase” of the Commissioner’s investigation into “finite-risk” transactions.  The subpoena requests information on AGC’s assumed and ceded reinsurance contracts in force during 2004.  AGC is cooperating with the Commissioner.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer’s Purchases of Equity Securities

On November 4, 2004, the Company’s Board of Directors authorized a $25.0 million share stock repurchase program with no scheduled date to expire. In April 2005, the Company completed the share buyback program. As of June 30, 2005, the Company has spent $25.0 million to repurchase approximately 1.3 million shares of its Common Stock at an average price of $18.69. The following table reflects purchases made by the Company during the three months ended June 30, 2005:

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

April 1 – April 30	280,405	(1)	$18.28	210,656	$9
May 1 – May 31	1,387	(2)	$19.81	—
June 1 – June 30	—		—	—
Total	281,792		$18.29	210,656

(1)        69,749 shares were repurchased from employees in connection with the payment of withholding taxes due in connection with the vesting of restricted stock awards.

(2)        1,387 shares were repurchased from employees in connection with the payment of withholding taxes due in connection with the vesting of restricted stock awards.

Items 3, 4, and 5 are omitted either because they are inapplicable or because the answer to such question is negative.

Item 6 - Exhibits

See Exhibit Index for a list of exhibits filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the under signed thereunto duly authorized.

Assured Guaranty Ltd.(Registrant)

Dated: August 15, 2005	By:	/S/ Robert B. Mills

Robert B. Mills Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Restricted Stock Agreement for Outside Directors under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan

10.2*	Restricted Stock Unit Agreement for Outside Directors under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan

31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Assured Guaranty Corp.’s Consolidated Unaudited Financial Statements as of June 30, 2005 and December 31, 2004 and for the Three and Six Months Ended June 30, 2005 and 2004

*            Management contract or compensatory plan