Form 10-Q
period 2005-09-30
ASSURED GUARANTY LTD
filed 2005-11-07
CIK 1273813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

YES    ☐        NO   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES    ☐        NO   ☒

The number of registrant’s Common Shares ($0.01 par value) outstanding as of November 1, 2005 was 75,223,769.

ASSURED GUARANTY LTD.

INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements:
Consolidated Balance Sheets (unaudited) as of September 30, 2005 and December 31, 2004
Consolidated Statements of Operations and Comprehensive Income (unaudited) for the Three and Nine Months Ended September 30, 2005 and 2004
Consolidated Statements of Shareholders’ Equity (unaudited) for Nine Months Ended September 30, 2005
Consolidated Statements of Cash Flows (unaudited) for Nine Months Ended September 30, 2005 and 2004
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Assured Guaranty Ltd.

Consolidated Balance Sheets
(in thousands of U.S. dollars except per share and share amounts)

(Unaudited)

	September 30,	December 31,
	2005	2004

Assets
Fixed maturity securities, at fair value (amortized cost: $2,132,114 in 2005 and $1,873,450 in 2004)	$2,192,519	$1,965,051
Short-term investments, at cost which approximates fair value	62,814	175,837
Total investments	2,255,333	2,140,888
Cash and cash equivalents	7,065	16,978
Accrued investment income	22,681	21,924
Deferred acquisition costs	190,034	186,354
Prepaid reinsurance premiums	12,894	15,204
Reinsurance recoverable on ceded losses	107,220	120,220
Premiums receivable	33,369	40,819
Goodwill	85,417	85,417
Unrealized gains on derivative financial instruments	34,757	43,901
Other assets	17,972	22,306
Total assets	$2,766,742	$2,694,011

Liabilities and shareholders’ equity
Liabilities
Unearned premium reserves	$527,925	$521,271
Reserves for losses and loss adjustment expenses	201,214	226,503
Profit commissions payable	47,303	61,671
Reinsurance balances payable	17,879	25,112
Current income taxes	12,393	—
Deferred income taxes	17,703	40,053
Funds held by Company under reinsurance contracts	55,125	50,768
Long-term debt	197,337	197,356
Other liabilities	56,219	43,665
Total liabilities	1,133,098	1,166,399
Commitments and contingencies
Shareholders’ equity
Common stock ($0.01 par value, 500,000,000 shares authorized; 74,919,155 and 75,678,792 shares issued and outstanding in 2005 and 2004)	749	757
Treasury stock held in trust, at cost (436,000 shares outstanding)	(7,850)	(7,850)
Additional paid-in capital	885,431	894,219
Unearned stock grant compensation	(9,399)	(6,729)
Retained earnings	711,770	568,255
Accumulated other comprehensive income	52,943	78,960
Total shareholders’ equity	1,633,644	1,527,612
Total liabilities and shareholders’ equity	$2,766,742	$2,694,011

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Operations and Comprehensive Income
(in thousands of U.S. dollars except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues
Gross written premiums	$75,567	$62,227	$194,134	$125,039
Ceded premiums	(22,337)	(7,246)	(34,279)	(106,871)
Net written premiums	53,230	54,981	159,855	18,168
Decrease (increase) in net unearned premium reserves	1,315	(1,601)	(8,956)	112,548
Net earned premiums	54,545	53,380	150,899	130,716
Net investment income	24,378	23,203	71,178	71,045
Net realized investment gains	178	1,307	3,635	11,176
Unrealized gains (losses) on derivative financial instruments	286	12,881	(9,144)	34,884
Other income	147	15	240	560
Total revenues	79,534	90,786	216,808	248,381
Expenses
Loss and loss adjustment expenses	(790)	4,187	(69,319)	(32,154)
Profit commission expense	2,037	1,051	6,369	11,384
Acquisition costs	13,004	14,215	34,933	35,761
Other operating expenses	14,961	14,022	43,956	53,251
Interest expense	3,440	3,376	10,146	7,356
Other expense	623	—	3,111	1,645
Total expenses	33,275	36,851	29,196	77,243
Income before provision for income taxes	46,259	53,935	187,612	171,138
Provision for income taxes
Current	1,003	11,005	52,471	18,430
Deferred	6,071	(1,581)	(15,142)	18,187
Total provision for income taxes	7,074	9,424	37,329	36,617
Net income	39,185	44,511	150,283	134,521
Other comprehensive income (loss), net of taxes
Unrealized holding (losses) gains on fixed maturity securities arising during the year	(24,339)	29,512	(22,850)	(20,483)
Reclassification adjustment for realized (gains) losses included in net income	(107)	103	(2,853)	7,614
Change in net unrealized gains on fixed maturity securities	(24,446)	29,615	(25,703)	(12,869)
Cash flow hedge	(105)	(7,321)	(314)	11,929
Other comprehensive income (loss), net of taxes	(24,551)	22,294	(26,017)	(940)
Comprehensive income	$14,634	$66,805	$124,266	$133,581
Earnings per share:
Basic	$0.53	$0.59	$2.03	$1.79
Diluted	$0.53	$0.59	$2.02	$1.79
Dividends per share	$0.03	$0.03	$0.09	$0.03

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Shareholders’ Equity
For Nine Months Ended September 30, 2005
(in thousands of U.S. dollars except per share amounts)

(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Unearned Stock Grant Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, January 1, 2005	$757	$(7,850)	$894,219	$(6,729)	$568,255	$78,960	$1,527,612
Net income	—	—	—	—	150,283	—	150,283
Dividends ($0.09 per share)	—	—	—	—	(6,768)	—	(6,768)
Restricted stock issuance, net	3	—	7,325	—	—	—	7,328
Common stock repurchases	(10)	—	(19,004)	—	—	—	(19,014)
Share activity under option and incentive plans, net	(1)	—	(1,168)	—	—	—	(1,169)
Tax benefit for options exercised	—	—	4,059	—	—	—	4,059
Cash flow hedge, net of tax of $(169)	—	—	—	—	—	(314)	(314)
Unrealized loss on fixed maturity securities, net of tax of $(7,156)	—	—	—	—	—	(25,703)	(25,703)
Unearned stock grant compensation, net	—	—	—	(2,670)	—	—	(2,670)
Balance, September 30, 2005	$749	$(7,850)	$885,431	$(9,399)	$711,770	$52,943	$1,633,644

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Cash Flows
(in thousands of U.S. dollars)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Operating activities
Net income	$150,283	$134,521
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Non-cash interest and operating expenses	5,138	4,833
Net amortization of premium on fixed maturity securities	5,206	6,437
Goodwill impairment	—	1,645
(Benefit) provision for deferred income taxes	(15,142)	18,613
Net realized investment gains	(3,635)	(6,871)
Change in unrealized losses (gains) on derivative financial instruments	9,144	(34,884)
Change in deferred acquisition costs	(3,680)	(8,197)
Change in accrued investment income	(757)	732
Change in premiums receivable	7,450	23,953
Change in due from affiliate	—	115,000
Change in prepaid reinsurance premiums	2,310	(9,658)
Change in unearned premium reserves	6,654	(102,890)
Change in reserves for losses and loss adjustment expenses, net	(19,522)	(259,890)
Change in profit commissions payable	(14,368)	(12,808)
Change in value of reinsurance business assumed	—	14,226
Change in funds held by Company under reinsurance contracts	4,357	44,339
Change in current income taxes	16,957	4,331
Other	14,779	(17,832)
Net cash flows provided by (used in) operating activities	165,174	(84,400)

Investing activities
Fixed maturity securities:
Purchases	(799,385)	(492,576)
Sales	525,278	517,542
Maturities	14,000	14,172
Sales (purchases) of short-term investments, net	113,023	(28,292)
Net proceeds from sale of subsidiary	—	39,784
Net cash flows (used in) provided by investing activities	(147,084)	50,630

Financing activities
Repurchases of common stock	(19,014)	—
Dividends paid	(6,768)	(2,279)
Share activity under options and incentive plans	(1,169)	—
Net proceeds from issuance of senior notes	—	197,333
Repayment of note payable	—	(200,000)
Proceeds from cash flow hedge	—	19,250
Net cash flows (used in) provided by financing activities	(26,951)	14,304
Effect of exchange rate changes	(1,052)	503
Decrease in cash and cash equivalents	(9,913)	(18,963)
Cash and cash equivalents at beginning of period	16,978	32,365
Cash and cash equivalents at end of period	$7,065	$13,402

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements

September 30, 2005

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

2.  Basis of Presentation

The unaudited interim consolidated financial statements, which include the accounts of the Company, have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial condition, results of operations and cash flows for the periods presented.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. These unaudited interim consolidated financial statements cover the three-month periods ended September 30, 2005 (“Third Quarter 2005”) and September 30, 2004 (“Third Quarter 2004”), and the nine-month periods ended September 30, 2005 (“Nine Months 2005”) and September 30, 2004 (“Nine Months 2004”). Operating results for the three- and nine-month periods ended September 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for a full year.  Certain items in the prior year consolidated financial statements have been reclassified to conform with the current period presentation. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

Amounts presented prior to April 28, 2004, the IPO date, were prepared on an historical combined basis, since Assured Guaranty Ltd. and its subsidiaries were included in the results of ACE. However, since the entities are the same for all periods presented, the financial statements have been prepared and reported on a consolidated basis.  This presentation has no impact on the Company’s results of operations or financial condition. Certain expenses reflected in the September 30, 2004 consolidated financial statements include allocations of corporate expenses incurred by ACE, related to general and administrative services provided to the Company, including tax consulting and preparation services, internal audit services and liquidity facility costs.

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

3.  Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FAS No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”). FAS 123R replaces FAS No.123, “Accounting for Stock-Based Compensation” (“FAS 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). As permitted by FAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation expense for employee stock options. Accordingly, the adoption of FAS 123R’s fair value method will impact the Company’s results of operations, although it will have no impact on its overall financial position. The impact of adoption of FAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted FAS 123R in prior periods, the impact of that standard would have approximated the impact of FAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 7. FAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in Nine Months 2005 and Nine Months 2004 for such excess tax deductions were $4.1 million and $5.4 million, respectively. In April 2005, the Securities and Exchange Commission delayed the effective date for adoption of FAS 123R for the Company until January 1, 2006.

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

In the event that any or all of the reinsurers are unable to meet their obligations, the Company would be liable for such defaulted amounts. Direct, assumed, and ceded amounts were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands of U.S. dollars)
Premiums Written
Direct	$24,891	$12,362	$69,588	$(64,564)
Assumed	50,676	49,865	124,546	189,603
Ceded	(22,337)	(7,246)	(34,279)	(106,871)
Net	$53,230	$54,981	$159,855	$18,168

Premiums Earned
Direct	$19,085	$13,055	$57,121	$43,501
Assumed	58,714	52,528	130,374	183,192
Ceded	(23,254)	(12,203)	(36,596)	(95,977)
Net	$54,545	$53,380	$150,899	$130,716

Loss and Loss Adjustment Expenses
Direct	$(5,127)	$(1,084)	$(2,491)	$(8,761)
Assumed	8,694	7,406	(71,880)	55,734
Ceded	(4,357)	(2,135)	5,052	(79,127)
Net	$(790)	$4,187	$(69,319)	$(32,154)

Assumed premiums written and ceded premiums written for Third Quarter 2005 include $21.0 million for a pre-IPO reinsurance agreement with a subsidiary of ACE under which we provided reinsurance to CGA Group Ltd. (“CGA”) and retroceded 100% of this exposure to the ACE subsidiary.   This transaction is included in our other segment results.  These same captions for Nine Months 2005 include $25.8 million related to this agreement.

Loss and loss adjustment expenses of $(69.3) million in Nine Months 2005 was the result of $71.0 million in loss recoveries from a third party settlement agreement, with two parties, relating to a reinsurance claim incurred in 1998 and 1999.  The Company is also pursing recovery efforts with respect to other claims. In addition, the Company has recovered $2.4 million relating to its equity layer credit protection business, which was exited in connection with the IPO.

In connection with the IPO, the Company entered into several reinsurance agreements with subsidiaries of ACE that are considered retroactive reinsurance contracts. Under applicable accounting rules related to retroactive reinsurance, the Company would not be able to recognize a reinsurance recoverable on future adverse loss development, if applicable, until the Company paid the underlying loss and the Company is reimbursed by ACE. This difference in timing will cause the Company’s results of operations to otherwise be lower during the period in which, if at all, the Company recognizes a loss for adverse development on one of these agreements, notwithstanding the reinsurance, and will be recaptured through income in the period in which the Company actually recovers the underlying loss.  During 2004, at the inception of these retroactive reinsurance contracts, ceded premiums written increased $92.5 million, ceded premiums earned increased $66.9 million and ceded loss and loss adjustment expenses increased $56.9 million.

For Nine Months 2004 direct premiums written and direct loss and loss adjustment expenses (“LAE”) were impacted $(97.8) million and $(19.0) million, respectively, from the close out of transaction types either through reinsurance or commutation the Company does not expect to underwrite in the future.

Reinsurance recoverable on ceded losses and LAE as of September 30, 2005 and December 31, 2004 were $107.2 million and $120.2 million, respectively, and were all related to our other segment. Of these amounts, $84.8 million and $97.8 million, respectively, related to reinsurance agreements with ACE.

For Third Quarter 2005,  $13.4 million, $6.9 million and $4.6 million of our gross written premiums was ceded by Financial Security Assurance Inc. (“FSA”), Ambac Assurance Corporation (“Ambac”), and MBIA Insurance Corporation (“MBIA”), respectively.  Also during Third Quarter 2005, $21.0 million of our gross written premiums was ceded by CGA under the reinsurance agreement discussed above.   The entire amount related to CGA was retroceded to a subsidiary of ACE. This transaction is included in our other segment results.  For Third Quarter 2004, $12.2 million, $13.5 million and $7.9 million of our gross written premiums was ceded by FSA, Ambac and MBIA, respectively.

For Nine Months 2005, $38.3 million, excluding $18.4 million of reassumption premiums related to our healthcare business described below in the section titled “Agreement with FSA”, $26.0 million and $13.5 million of our gross written premiums was ceded by FSA, Ambac, and MBIA, respectively.  For Nine Months 2005, $25.8 million of our gross written premiums was ceded by CGA under the reinsurance agreement discussed above.  For Nine Months 2004, $59.8 million, $35.0 million and $24.6 million of our gross written premiums was ceded by FSA, Ambac and MBIA, respectively.

Agreement with FSA

During Second Quarter 2005, Assured Guaranty Corp. (“AGC”) and Assured Guaranty Re Ltd. (“AG Re”), two of our subsidiaries, entered into a reinsurance agreement with FSA pursuant to which substantially all of FSA’s financial guaranty risks previously ceded to AGC (the “Ceded Business”) were assumed by AG Re.  This agreement is effective as of January 1, 2005.   In connection with the transaction, AGC transferred liabilities of $169.0 million, consisting primarily of unearned premium reserves.  All profit and loss related items associated with this transfer were eliminated in consolidation, with the exception of profit commission expense, certain other operating expenses, and provision for income taxes.  Since this transaction transferred unearned premium reserve from AGC, a U.S. tax paying entity, to AG Re, a non-U.S. tax paying entity, we released a deferred tax liability related to differences between the book and tax carrying amounts of unearned premium reserves which resulted in a tax benefit.  The total impact of all these items on Nine Months 2005 net income was $3.7 million.  FSA has released AGC from all liabilities with respect to the Ceded Business.  AG Re has assumed substantially all of AGC’s liabilities with respect to the Ceded Business. FSA may receive a profit commission on the Ceded Business based on its future performance.

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

Senior Notes

On May 18, 2004, Assured Guaranty US Holdings Inc., a subsidiary of the Company, issued $200.0 million of 7.0% Senior Notes due 2034 for net proceeds of $197.3 million. The proceeds of the offering were used to repay substantially all of a $200.0 million promissory note issued to a subsidiary of ACE in April 2004 as part of the IPO related formation transactions.  The coupon on the Senior Notes is 7.0%, however, the effective rate will be approximately 6.4%, taking into account the effect of a cash flow hedge executed by the Company in March 2004.  The Company recorded interest expense, net of amortized gain on the cash flow hedge of $3.3 million in both Third Quarter 2005 and 2004.  The Company recorded interest expense, net of amortized gain on the cash flow hedge of $10.0 million and $4.9 million in Nine Months 2005 and 2004, respectively.  These Senior Notes are fully and unconditionally guaranteed by Assured Guaranty Ltd.

Credit Facilities

$300.0 million Credit Facility

On April 15, 2005, Assured Guaranty Ltd. and certain of its subsidiaries entered into a $300.0 million three-year unsecured revolving credit facility (the “$300.0 million credit facility”) with a syndicate of banks, for which ABN AMRO Incorporated and Bank of America, N.A. acted as lead arrangers and KeyBank National Association (“KeyBank”) acted as syndication agent.  Under the $300.0 million credit facility, each of AGC, Assured Guaranty (UK) Ltd. (“AG (UK)”), a subsidiary of AGC organized under the laws of the United Kingdom, Assured Guaranty Ltd., AG Re and AGRO are entitled to request the banks to make loans to such borrower or to request that letters of credit be issued for the account of such borrower.  The $300.0 million credit facility replaced (1) the $250.0 million credit facility and (2)  the Letter of Credit Agreement, both discussed below.

The proceeds of the loans and letters of credit are to be used for working capital and other general corporate purposes of the borrowers and to support reinsurance transactions.

At the closing of the $300.0 million credit facility, (i) AGC guaranteed the obligations of AG (UK) under such facility, (ii) Assured Guaranty Ltd. guaranteed the obligations of AG Re and AGRO under such facility and agreed that, if the Company Consolidated Assets (as defined in the related credit agreement) of AGC and its subsidiaries were to fall below $1.2 billion, it would, within 15 days, guarantee the obligations of AGC and AG (UK) under such facility and (iii) Assured Guaranty Overseas US Holdings Inc., as a Material Non-AGC Subsidiary (as defined in the related credit agreement), guaranteed the obligations of Assured Guaranty Ltd., AG Re and AGRO under such facility.  Subsequently, AG Re and AGRO, as Material Non-AGC Subsidiaries, both guaranteed the obligations of the other and of Assured Guaranty Ltd. under such facility.

The $300.0 million credit facility’s financial covenants require that Assured Guaranty Ltd. (a) maintain a minimum net worth of $1.2 billion, (b) maintain an interest coverage ratio of at least 2.5:1, and (c) maintain a maximum debt-to-capital ratio of 30%.  In addition, the $300.0 million credit facility requires that AGC: (x) maintain qualified statutory capital of at least 80% of its statutory capital as of the fiscal quarter prior to the closing date of the facility and (y) maintain a ratio of aggregate net par outstanding to qualified statutory capital of not more than 150:1.  Furthermore, the $300.0 million credit facility contains restrictions on Assured Guaranty Ltd. and its subsidiaries, including, among other things, in respect of their ability to incur debt, permit liens, become liable in respect of guaranties, make loans or investments, pay dividends or make distributions, dissolve or become party to a merger, consolidation or acquisition, dispose of assets or enter into affiliate transactions.  Most of these restrictions are subject to certain minimum thresholds and exceptions.  A default by one borrower will give rise to a right of the lenders to terminate the facility and accelerate all amounts then outstanding.  As of September 30, 2005, Assured Guaranty was in compliance with all of those financial covenants.

As of September 30, 2005, no amounts were outstanding under this facility nor have there been any borrowings under this facility.

$250.0 million Credit Facility

On April 29, 2004, Assured Guaranty Ltd. and certain of its subsidiaries entered into a $250.0 million unsecured credit facility (“$250.0 million credit facility”), with a syndicate of banks, for which ABN AMRO Incorporated and Bank of America, N.A. acted as co-arrangers. Each of Assured Guaranty, AGC and AG (UK), was a party, as borrower. The $250.0 million credit facility was terminated and replaced by the $300.0 million credit facility discussed above.

The $250.0 million credit facility was a 364-day facility available for general corporate purposes. As of its termination, no amounts were outstanding under this facility nor had there been any borrowings under the life of this facility.

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

Non-Recourse Credit Facility

AGC is also party to a non-recourse credit facility with a syndicate of banks which provides up to $175.0 million specifically designed to provide rating agency-qualified capital to further support AGC’s claims paying resources. The facility expires in December 2010. As of September 30, 2005 and December 31, 2004, no amounts were outstanding under this facility nor have there been any borrowings under the life of this facility.

The Company’s failure to comply with certain covenants under our credit facilities could, subject to grace periods in the case of certain covenants, result in an event of default.  This could require the Company to repay any outstanding borrowings in an accelerated manner.

Committed Capital Securities

On April 8, 2005, AGC entered into four separate agreements with four different unaffiliated custodial trusts pursuant to which AGC may, at its option, cause each of the custodial trusts to purchase up to $50.0 million of perpetual preferred stock of AGC.  The custodial trusts were created as a vehicle for providing capital support to AGC by allowing AGC to obtain immediate access to new capital at its sole discretion at any time through the exercise of the put option.  If the put options were exercised, AGC would receive $200.0 million in return for the issuance of its own perpetual preferred stock, the proceeds of which may be used for any purpose including the payment of claims.  Initially, all of the CCS Securities were issued to a special purpose pass-through trust (the “Pass-Through Trust”).  The Pass-Through Trust is a newly created statutory trust organized under the Delaware Statutory Trust Act formed for the purposes of (i) issuing $200,000,000 of Pass-Through Trust Securities to qualified institutional buyers within the meaning of Rule 144A under the Securities Act of 1933, as amended, (ii) investing the proceeds from the sale of the Pass-Through Trust Securities in, and holding, the CCS Securities issued by the Custodial Trusts and (iii) entering into related agreements.  Neither the Pass-Through Trust nor the Custodial Trusts are consolidated in Assured Guaranty Ltd.’s financial statements.

As of September 30, 2005, AGC has incurred $3.1 million of fees associated with the committed capital securities consisting of $2.0 million of one-time investment banking fees incurred during Second Quarter 2005 and $1.1 million of put option premiums which are on-going. These expenses are presented in the Company’s consolidated statements of operations and comprehensive income under other expenses.

7. Employee Benefit Plans and Stock Based Compensation

Employee Benefit Plans

Prior to the IPO, Assured Guaranty Ltd.’s officers and employees participated in ACE’s long-term incentive plans providing options to purchase ACE ordinary shares and restricted share unit awards.

Upon completion of the IPO, any unvested options to purchase ACE ordinary shares granted to the Company’s officers or employees under the ACE employee long term incentive plans immediately vested and any unvested restricted ACE ordinary shares were forfeited. These officers and employees generally had 90 days from the date of the IPO to exercise any vested options to acquire ACE ordinary shares. The acceleration of vesting of options to purchase ordinary shares resulted in a pre-tax charge to the Company of approximately $3.5 million.  Based upon a price of $42.79 per ACE ordinary share, the Company incurred a pre-tax charge of $7.8 million and contributed cash in the same amount to fund a trust, with a trustee, for the value of the restricted ACE ordinary shares forfeited by all of the Company’s officers and employees. These pre-tax charges took place during Second Quarter 2004.  The trust purchased common shares of Assured Guaranty Ltd. and allocated to each such individual common shares having the approximate value of the ACE ordinary shares forfeited by such individual. Based on the initial public offering price of $18.00 per common share, the trust purchased approximately 436,000 common shares. This transaction is reported in shareholders’ equity as treasury stock and unearned stock grant compensation.  The common shares were delivered to each individual that was not employed, directly or indirectly, by any designated financial guaranty company on October 28, 2005, the 18-month anniversary of the IPO.  (The forfeiture restriction was waived for one former employee of the Company.)  The trustees did not have any beneficial interest in the trust. Since completion of the IPO, the Company’s officers and employees are no longer eligible to participate in ACE’s employee long-term incentive plans.   In connection with these events, Assured Guaranty received $4.5 million from ACE, for the book value of unrestricted compensation, which it recorded in unearned stock grant compensation, which is included in shareholders’ equity.

Stock Based Compensation

The Company accounts for its stock-based compensation plans in accordance with APB 25 and related interpretations. No compensation expense for options is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. Pro forma information regarding net income and earnings per share is required by FAS 123. In December 2002, the FASB issued FAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“FAS 148”). FAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosure in both annual and interim financial statements regarding the method of accounting for stock-based compensation and the effect of the method used on reported results.

For restricted stock awards, the Company records the market value of the shares awarded at the time of the grant as unearned stock grant compensation and includes it as a separate component of shareholders’ equity. The unearned stock grant compensation is amortized into income ratably over the vesting period.

The following table outlines the Company’s net income, basic and diluted earnings per share for the three- and nine-month periods ended September 30, 2005 and 2004, had the compensation expense been determined in accordance with the fair value method recommended in FAS 123.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands of U.S. dollars, except per share amounts)
Net income as reported	$39,185	$44,511	$150,283	$134,521
Add: Stock-based compensation expense due to accelerated vesting of ACE awards included in reported net income, net of income tax	—	9,652	—	9,652
Add: Stock-based compensation expense included in reported net income, net of income tax	1,426	1,038	4,079	2,236
Deduct: Compensation expense, net of income tax	(2,243)	(11,661)	(6,944)	(13,434)
Pro forma net income	$38,368	$43,540	$147,418	$132,975

Basic Earnings Per Share:
As reported	$0.53	$0.59	$2.03	$1.79
Pro forma	$0.52	$0.58	$1.99	$1.77
Diluted Earnings Per Share:
As reported	$0.53	$0.59	$2.02	$1.79
Pro forma	$0.52	$0.58	$1.98	$1.77

8. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands of U.S. dollars, except per share amounts)
Net income as reported	$39,185	$44,511	$150,283	$134,521
Basic shares(1)	73,868	75,000	74,044	75,000
Effect of dilutive securities:
Stock awards	583	4	436	2
Diluted shares(1)	74,451	75,004	74,480	75,002
Basic EPS	$0.53	$0.59	$2.03	$1.79
Diluted EPS	$0.53	$0.59	$2.02	$1.79

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

The Company initially recorded a $49.0 million reduction of its existing deferred tax liability, based on an estimate of the ultimate resolution of the Section 338(h)(10) election.  Under the tax allocation agreement, the Company estimates that as of the IPO date, it will pay $20.9 million to AFS and accordingly has established this amount as a liability. The initial difference, which is attributable to the change in the tax basis of certain liabilities for which there is no associated step-up in the tax basis of its assets and no amounts due to AFS, resulted in an increase to additional paid-in capital of $28.1 million during 2004.  During Third Quarter 2005 and Nine Months 2005, we paid AFS $0.2 million and $0.6 million, respectively, reducing the liability to $20.3 million, which is included in other liabilities on the balance sheet.

10.  Segment Reporting

The Company has four principal business segments: (1) financial guaranty direct, which includes transactions whereby the Company provides an unconditional and irrevocable guaranty that indemnifies the holder of a financial obligation against non-payment of principal and interest when due, and could take the form of a credit derivative; (2) financial guaranty reinsurance, which includes agreements whereby the Company is a reinsurer and agrees to indemnify a primary insurance company against part or all of the loss which the latter may sustain under a policy it has issued; (3) mortgage guaranty, which includes mortgage guaranty insurance and reinsurance whereby the Company provides protection against the default of borrowers on mortgage loans; and (4) other, which includes several lines of business in which the Company is no longer active, including trade credit reinsurance, title reinsurance, auto residual value reinsurance and the credit protection of equity layers of collateralized debt obligations (“CDOs”).

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

The following tables summarize the components of underwriting gain (loss) for each reporting segment:

	Three Months Ended September 30, 2005
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
Gross written premiums	$24.9	$27.3	$1.7	$21.6	$75.6
Net written premiums	24.2	27.3	1.7	—	53.2
Net earned premiums	18.3	32.0	4.3	—	54.5
Loss and loss adjustment expenses	(4.0)	4.3	0.3	(1.3)	(0.8)
Profit commission expense	—	1.1	0.9	—	2.0
Acquisition costs	1.6	11.0	0.4	—	13.0
Other operating expenses	9.9	4.3	0.8	—	15.0
Underwriting gain	$10.8	$11.3	$1.9	$1.3	$25.3

	Three Months Ended September 30, 2004
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
Gross written premiums	$16.1	$35.6	$5.3	$5.2	$62.2
Net written premiums	14.1	35.6	5.3	—	55.0
Net earned premiums	16.5	31.9	5.1	—	53.4
Loss and loss adjustment expenses	(1.2)	10.8	(5.4)	—	4.2
Profit commission expense	—	(0.2)	1.3	—	1.1
Acquisition costs	1.4	12.1	0.5	—	14.2
Other operating expenses	8.5	4.7	1.0	—	14.0
Underwriting gain	$7.8	$4.5	$7.7	$—	$20.0

	Nine Months Ended September 30, 2005
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
Gross written premiums	$69.6	$69.5	$23.0	$32.0	$194.1
Net written premiums	67.6	69.2	23.0	—	159.9
Net earned premiums	54.7	82.2	14.0	—	150.9
Loss and loss adjustment expenses	(0.5)	(66.9)	0.5	(2.4)	(69.3)
Profit commission expense	—	3.4	2.9	—	6.4
Acquisition costs	4.7	28.6	1.5	—	34.9
Other operating expenses	27.6	14.4	1.9	—	44.0
Underwriting gain	$22.9	$102.7	$7.2	$2.4	$134.9

	Nine Months Ended September 30, 2004
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
Gross written premiums	$59.4	$123.8	$20.2	$(78.4)	$125.0
Net written premiums	56.7	123.8	20.2	(182.5)	18.2
Net earned premiums	73.3	77.8	28.5	(48.9)	130.7
Loss and loss adjustment expenses	13.8	13.8	(9.9)	(49.9)	(32.2)
Profit commission expense	—	0.2	10.6	0.6	11.4
Acquisition costs	2.9	25.9	3.1	3.7	35.8
Other operating expenses(1)	23.1	12.7	2.8	3.5	41.9
Underwriting gain (loss)	$33.5	$25.2	$21.9	$(7.1)	$73.9

(1)    Excludes $11.3 million of operating expenses, included in other operating expenses in the consolidated statements of operations and comprehensive income, related to the accelerated vesting of stock awards at the IPO date.

The following is a reconciliation of total underwriting gain to income before provision for income taxes for the periods ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions of U.S. dollars)
Total underwriting gain	$25.3	$20.0	$134.9	$73.9
Net investment income	24.4	23.2	71.2	71.0
Net realized investment gains	0.2	1.3	3.6	11.2
Unrealized gains (losses) on derivative financial instruments	0.3	12.9	(9.1)	34.9
Other income	0.1	—	0.2	0.6
Accelerated vesting of stock awards	—	—	—	(11.3)
Interest expense	(3.4)	(3.4)	(10.1)	(7.4)
Other expense	(0.6)	—	(3.1)	(1.6)
Income before provision for income taxes	$46.3	$53.9	$187.6	$171.1

The following table provides the lines of businesses from which each of the Company’s four reporting segments derive their net earned premiums:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions of U.S. dollars)
Financial guaranty direct:
Public finance	$0.7	$—	$1.3	$0.1
Structured finance	17.6	16.5	53.4	73.2
Total	18.3	16.5	54.7	73.3
Financial guaranty reinsurance:
Public finance	21.1	19.3	44.8	41.8
Structured finance	10.9	12.6	37.4	36.0
Total	32.0	31.9	82.2	77.8
Mortgage guaranty:
Mortgage guaranty	4.3	5.1	14.0	28.5
Other:
Equity layer credit protection	—	—	—	5.4
Trade credit reinsurance	—	—	—	(25.3)
Title reinsurance	—	—	—	3.3
Auto residual value reinsurance	—	—	—	(32.2)
Total	—	—	—	(48.9)
Total net earned premiums	$54.5	$53.4	$150.9	$130.7

The following table provides underwriting (loss) gain by line of business for the other segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions of U.S. dollars)
Underwriting gain (loss):
Equity layer credit protection	$1.3	$—	$2.4	$3.0
Trade credit reinsurance	—	—	—	(2.8)
Title reinsurance	—	—	—	1.0
Auto residual value reinsurance	—	—	—	(7.9)
Total	$1.3	$—	$2.4	$(7.1)

11. Subsidiary Information

The following tables present the unaudited condensed consolidated financial information for Assured Guaranty Ltd., Assured Guaranty US Holdings Inc., of which AGC is a subsidiary and AG Re and other subsidiaries of Assured Guaranty Ltd. as of September 30, 2005 and December 31, 2004 and for the three and nine months ended September 30, 2005 and 2004.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2005

(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)

Assets
Total investments and cash	$399	$1,105,551	$1,156,448	$—	$2,262,398
Investment in subsidiaries	1,640,222	—	—	(1,640,222)	—
Deferred acquisition costs	—	73,698	116,336	—	190,034
Reinsurance recoverable	—	30,666	79,562	(3,008)	107,220
Goodwill	—	85,417	—	—	85,417
Premiums receivable	—	17,996	21,638	(6,265)	33,369
Other	1,713	86,854	34,392	(34,655)	88,304
Total assets	$1,642,334	$1,400,182	$1,408,376	$(1,684,150)	$2,766,742

Liabilities and shareholders’ equity

Liabilities
Unearned premium reserves	$—	$197,011	$360,265	$(29,351)	$527,925
Reserves for losses and loss adjustment expenses	—	69,182	135,040	(3,008)	201,214
Profit commissions payable	—	4,004	43,299	—	47,303
Deferred income taxes	—	35,038	(17,335)	—	17,703
Long-term debt	—	197,337	—	—	197,337
Other	8,690	67,515	76,980	(11,569)	141,616
Total liabilities	8,690	570,087	598,249	(43,928)	1,133,098

Total shareholders’ equity	1,633,644	830,095	810,127	(1,640,222)	1,633,644

Total liabilities and shareholders’ equity	$1,642,334	$1,400,182	$1,408,376	$(1,684,150)	$2,766,742

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2004

(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)

Assets
Total investments and cash	$75	$1,263,906	$893,885	$—	$2,157,866
Investment in subsidiaries	1,511,778	—	—	(1,511,778)	—
Deferred acquisition costs	—	140,333	46,021	—	186,354
Reinsurance recoverable	—	36,379	88,418	(4,577)	120,220
Goodwill	—	85,417	—	—	85,417
Premiums receivable	—	36,407	56,938	(52,518)	40,827
Other	19,630	106,350	46,109	(68,762)	103,327
Total assets	$1,531,483	$1,668,792	$1,131,371	$(1,637,635)	$2,694,011

Liabilities and shareholders’ equity

Liabilities
Unearned premium reserves	$—	$369,320	$195,545	$(43,594)	$521,271
Reserves for losses and loss adjustment expenses	—	118,403	112,312	(4,212)	226,503
Profit commissions payable	—	4,181	57,490	—	61,671
Deferred income taxes	—	57,924	(17,871)	—	40,053
Long-term debt	—	197,356	—	—	197,356
Other	3,871	103,795	89,930	(78,051)	119,545
Total liabilities	3,871	850,979	437,406	(125,857)	1,166,399

Total shareholders’ equity	1,527,612	817,813	693,965	(1,511,778)	1,527,612

Total liabilities and shareholders’ equity	$1,531,483	$1,668,792	$1,131,371	$(1,637,635)	$2,694,011

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments *	Assured Guaranty Ltd. (Consolidated)
Revenues
Net premiums written	$—	$23,979	$29,251	$—	$53,230
Net premiums earned	—	30,017	24,528	—	54,545
Net investment income	1	12,278	12,135	(36)	24,378
Net realized investment gains (losses)	(1)	223	(44)	—	178
Unrealized gains (losses) on derivative financial instruments	—	(1,308)	1,594	—	286
Equity in earnings of subsidiaries	42,354	—	—	(42,354)	—
Other revenues	—	—	147	—	147
Total revenues	42,354	41,210	38,360	(42,390)	79,534

Expenses
Loss and loss adjustment expenses	—	893	(1,683)	—	(790)
Acquisition costs and other operating expenses	3,158	15,975	10,869	—	30,002
Other	11	3,986	66	—	4,063
Total expenses	3,169	20,854	9,252	—	33,275

Income before provision for income taxes	39,185	20,356	29,108	(42,390)	46,259
Total provision for income taxes	—	4,327	2,759	(12)	7,074

Net income	$39,185	$16,029	$26,349	$(42,378)	$39,185

* - Due to the accounting for subsidiaries under common control, net income in the consolidating adjustment column will not equal parent company equity in earnings of subsidiaries, due to the FSA agreement discussed in Note 4.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Revenues
Net premiums written	$—	$3,555	$51,426	$—	$54,981
Net premiums earned	—	40,150	13,230	—	53,380
Net investment income	—	13,148	10,055	—	23,203
Net realized investment gains	—	622	685	—	1,307
Unrealized gains on derivative financial instruments	—	7,436	5,445	—	12,881
Equity in earnings of subsidiaries	49,290	—	—	(49,290)	—
Other revenues	—	15	—	—	15
Total revenues	49,290	61,371	29,415	(49,290)	90,786

Expenses
Loss and loss adjustment expenses	—	12,077	(7,890)	—	4,187
Acquisition costs and other operating expenses	4,778	19,759	4,751	—	29,288
Other	1	3,375	—	—	3,376
Total expenses	4,779	35,211	(3,139)	—	36,851

Income before provision for income taxes	44,511	26,160	32,554	(49,290)	53,935
Total provision for income taxes	—	6,637	2,787	—	9,424

Net income	$44,511	$19,523	$29,767	$(49,290)	$44,511

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR NINE MONTHS ENDED SEPTEMBER 30, 2005

(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments *	Assured Guaranty Ltd. (Consolidated)
Revenues
Net premiums written	$—	$66,677	$93,178	$—	$159,855
Net premiums earned	—	84,538	66,361	—	150,899
Net investment income	1	38,945	32,268	(36)	71,178
Net realized investment gains (losses)	—	1,229	2,534	(128)	3,635
Unrealized losses on derivative financial instruments	—	(5,004)	(4,140)	—	(9,144)
Equity in earnings of subsidiaries	160,629	—	—	(160,629)	—
Other revenues	—	—	240	—	240
Total revenues	160,630	119,708	97,263	(160,793)	216,808

Expenses
Loss and loss adjustment expenses	—	(3,162)	(66,157)	—	(69,319)
Acquisition costs and other operating expenses	10,289	47,711	25,726	1,532	85,258
Other	58	13,163	36	—	13,257
Total expenses	10,347	57,712	(40,395)	1,532	29,196

Income before provision for income taxes	150,283	61,996	137,658	(162,325)	187,612
Total provision for income taxes	—	13,345	29,674	(5,690)	37,329

Net income	$150,283	$48,651	$107,984	$(156,635)	$150,283

* - Due to the accounting for subsidiaries under common control, net income in the consolidating adjustment column will not equal parent company equity in earnings of subsidiaries, due to the FSA agreement discussed in Note 4.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR NINE MONTHS ENDED SEPTEMBER 30, 2004

(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Revenues
Net premiums written	$—	$44,425	$(26,257)	$—	$18,168
Net premiums earned	—	85,172	45,544	—	130,716
Net investment income	—	39,091	31,954	—	71,045
Net realized investment gains	—	419	10,757	—	11,176
Unrealized gains on derivative financial instruments	—	34,229	655	—	34,884
Equity in earnings of subsidiaries	146,840	—	—	(146,840)	—
Other revenues	—	14	546	—	560
Total revenues	146,840	158,925	89,456	(146,840)	248,381

Expenses
Loss and loss adjustment expenses	—	(1,370)	(30,784)	—	(32,154)
Acquisition costs and other operating expenses	10,921	56,639	32,836	—	100,396
Other	2,150	6,851	—	—	9,001
Total expenses	13,071	62,120	2,052	—	77,243

Income before provision for income taxes	133,769	96,805	87,404	(146,840)	171,138
Total provision for income taxes	(752)	26,549	10,820	—	36,617

Net income	$134,521	$70,256	$76,584	$(146,840)	$134,521

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR NINE MONTHS ENDED SEPTEMBER 30, 2005

(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows (used in) provided by operating activities	$(39)	$(140,701)	$305,914	$—	$165,174

Cash flows from investing activities
Fixed maturity securities:
Purchases	—	(279,070)	(619,784)	99,469	(799,385)
Sales	—	365,153	259,594	(99,469)	525,278
Maturities	—	9,000	5,000	—	14,000
Dividends received from subsidiaries	27,314	—	(27,314)	—	—
Sales (purchases) of short-term investments, net	(324)	37,321	76,026	—	113,023
Other	—	—	—	—	—
Net cash flows provided by (used in) investing activities	26,990	132,404	(306,478)	—	(147,084)

Cash flows from financing activities
Repurchases of common stock	(19,014)	—	—	—	(19,014)
Dividends paid	(6,768)	—	—	—	(6,768)
Repayment of note payable	—	—	—	—	—
Share activity under options and incentive plans	(1,169)	—	—	—	(1,169)
Net cash flows used in financing activities	(26,951)	—	—	—	(26,951)
Effect of exchange rate changes	—	(221)	(831)	—	(1,052)

Decrease in cash and cash equivalents	—	(8,518)	(1,395)	—	(9,913)
Cash and cash equivalents at beginning of period	—	12,096	4,882	—	16,978

Cash and cash equivalents at end of period	$—	$3,578	$3,487	$—	$7,065

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR NINE MONTHS ENDED SEPTEMBER 30, 2004

(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$1,650	$37,473	$(123,523)	$—	$(84,400)

Cash flows from investing activities
Fixed maturity securities:
Purchases	—	(161,233)	(331,343)	—	(492,576)
Sales	—	103,008	414,534	—	517,542
Maturities	—	7,457	6,715	—	14,172
Dividends received from subsidiaries	—	—	—	—	—
Sales (purchases) of short-term investments, net	629	(15,401)	(13,520)	—	(28,292)
Other	—	—	39,784	—	39,784
Net cash flows provided by (used in) investing activities	629	(66,169)	116,170	—	50,630

Cash flows from financing activities
Repurchases of common stock	—	—	—	—	—
Dividends paid	(2,279)	—	—	—	(2,279)
Net proceeds from issuance of senior notes	—	197,333	—	—	197,333
Repayment of note payable	—	(200,000)	—	—	(200,000)
Proceeds from cash flow hedge	—	19,250	—	—	19,250
Net cash flows (used in) provided by financing activities	(2,279)	16,583	—	—	14,304
Effect of exchange rate changes	—	—	503	—	503

Decrease in cash and cash equivalents	—	(12,113)	(6,850)	—	(18,963)
Cash and cash equivalents at beginning of period	—	22,075	10,290	—	32,365

Cash and cash equivalents at end of period	$—	$9,962	$3,440	$—	$13,402

Note 12.  Supplemental Cash Flow Information

The Company’s cash paid during the periods presented for federal income taxes and interest, and non-cash financing activities were as follows:

	Nine Months Ended September 30,
	2005	2004
	(in thousands of U.S. dollars)
Cash paid during the year for:
Federal income tax	$31,614	$12,213
Interest	7,000	217
Non-cash financing activities:
Section 338(h)(10) tax election	$—	$28,124
Transfer of debt	—	75,000
Notes assumed during formation transactions	—	2,000

Note 13.  Exposure to Hurricane Katrina

The Company’s net par outstanding on public finance exposures in counties designated by FEMA for both individual and public assistance in the states of Louisiana, Mississippi and Alabama totals $220.1 million, and of that amount $140.8 million is in Greater New Orleans (comprised of Orleans, St. Bernard and Jefferson parishes).  Over 90% of that exposure comes through our reinsurance segment.  As of September 30, 2005 the Company has recorded $0.3 million in portfolio reserves, but has not recorded any case reserves for this event, as no case reserves have been reported to us by any of our ceding company clients.  In addition, only one claim has been paid, in the amount of $61,067, for which a full recovery is expected.  The Company has added 14 credits with net par outstanding of $125.0 million to Category 1 of our Closely Monitored Credits (“CMC”) list and 1 credit with net par outstanding of $2.1 million to Category 3 of the CMC list related to Hurricane Katrina. Nonetheless, significant uncertainty exists with regard to both the probability of defaults occurring and the loss severities that will apply to any defaults that do occur. The Company’s surveillance department is actively monitoring specific exposures in coordination with our reinsurance clients and will continue to assess the impact of Hurricane Katrina on the credit quality of our portfolio.

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

Executive Summary

Assured Guaranty Ltd. is a Bermuda-based holding company providing, through our operating subsidiaries, credit enhancement products to the public finance, structured finance and mortgage markets. We apply our credit expertise, risk management skills and capital markets experience to develop insurance, reinsurance and credit derivative products that meet the credit enhancement needs of our customers. We market our products directly and through financial institutions. We serve the U.S. and international markets.

Our financial results include three operating segments: financial guaranty direct, financial guaranty reinsurance and mortgage guaranty. For financial reporting purposes, we have a fourth segment, which we refer to as other. The other segment consists of a number of businesses that we have exited including equity layer credit protection, trade credit reinsurance, title reinsurance, and auto residual value reinsurance. Our results of operations for the three- and nine-month periods ended September 30, 2004 reflect the results of operations of these businesses since we had not completely exited them by that time.

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

The chart below demonstrates the portfolio reserve’s sensitivity to frequency and severity assumptions.  The change in these estimates represent management’s estimate of reasonably possible material changes and are based upon our analysis of historical experience.   Portfolio reserves were recalculated with changes made to the default and severity assumptions.  In all scenarios, the starting point used to test the portfolio reserve’s sensitivity to the changes in the frequency and severity assumptions was the weighted average frequency and severity by rating and asset class of our insured portfolio.   Overall the weighted average default frequency was 0.73% and the weighted average severity was 20.5% at September 30, 2005.  For example, in the first scenario where the frequency was increased by 5.0%, each transaction’s contribution to the portfolio reserve was recalculated by adding 0.04% (i.e. 5.0% multiplied by 0.73%) to the individual transaction’s default frequency.

(in thousands of U. S. dollars)	Portfolio Reserve	Reserve Increase	Percentage Change
Portfolio reserve as of September 30, 2005	$64,023	$—	—
5% Frequency Increase	67,091	3,068	4.79%
10% Frequency Increase	70,202	6,179	9.65%
5% Severity Increase	66,716	2,693	4.21%
10% Severity Increase	69,412	5,389	8.42%
5% Frequency and Severity Increase	69,968	5,945	9.29%

In addition to analyzing the sensitivity of our portfolio reserves to possible changes in frequency and severity, we have also performed a sensitivity analysis on our financial guaranty and mortgage guaranty case reserves.  Case reserves may change from our original estimate due to changes in severity factors.  An actuarial analysis of the historical development of our case reserves shows that it is reasonably possible that our case reserves could develop by as much as ten percent.  This analysis was performed by separately evaluating the historical development by comparing the initial case reserve established to the subsequent development in that case reserve, excluding the effects of discounting, for each sector in which we currently have significant case reserves, and estimating the possible future development.  Based on this analysis, it is reasonably possible that our current financial guaranty and mortgage guaranty case reserves of $36.3 million, could reasonably increase by approximately $3.0 million to $4.0 million in the future.  This would cause an increase in incurred losses in our statement of operations and comprehensive income.

A sensitivity analysis is not appropriate for our other segment reserves and our mortgage guaranty IBNR, since the amounts are fully reserved or reinsured.

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

	September 30, 2005	December 31, 2004
	(in millions of U.S. dollars)
By segment:
Financial guaranty direct	$18.6	$19.9
Financial guaranty reinsurance	78.8	78.8
Mortgage guaranty	11.2	11.2
Other	92.6	116.6
Total	$201.2	$226.5

	September 30, 2005	December 31, 2004
	(in millions of U.S. dollars)
By type of reserve:
Case	$49.1	$53.5
IBNR	88.0	105.8
Portfolio	64.1	67.2
Total	$201.2	$226.5

	As of September 30, 2005
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
By segment and type of reserve:
Case	$7.9	$27.9	$0.5	$12.8	$49.1
IBNR	—	—	8.2	79.8	88.0
Portfolio	10.7	50.9	2.5	—	64.1
Total	$18.6	$78.8	$11.2	$92.6	$201.2

	As of December 31, 2004
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
By segment and type of reserve:
Case	$4.3	$29.1	$0.8	$19.3	$53.5
IBNR	—	—	8.5	97.3	105.8
Portfolio	15.6	49.7	1.9	—	67.2
Total	$19.9	$78.8	$11.2	$116.6	$226.5

The following table sets forth the financial guaranty in-force portfolio by underlying rating:

	As of September 30, 2005		As of December 31, 2004
Ratings(1)	Net Par Outstanding	% of Net Par Outstanding	Net Par Outstanding	% of Net Par Outstanding
	(in billions of U.S. dollars)
AAA	$31.2	32.1%	$29.7	31.1%
AA	20.0	20.5%	19.9	20.8%
A	30.6	31.4%	31.4	32.8%
BBB	14.2	14.6%	13.1	13.7%
Below investment grade	1.3	1.4%	1.5	1.6%
Total exposures	$97.3	100.0%	$95.6	100.0%

(1)           These ratings represent the Company’s internal assessment of the underlying credit quality of the insured obligations. Our scale is comparable to that of the nationally recognized rating agencies.

Our surveillance department is responsible for monitoring our portfolio of credits and maintains a list of closely monitored credits. The closely monitored credits are divided into four categories: Category 1 (low priority; fundamentally sound, greater than normal risk); Category 2 (medium priority; weakening credit profile, may result in loss); Category 3 (high priority; claim/default probable, case reserve established); Category 4 (claim paid, case reserve established for future payments). The closely monitored credits include all below investment grade (BIG)

exposures where there is a material amount of exposure (generally greater than $10.0 million) or a material risk of the Company incurring a loss greater than $0.5 million. The closely monitored credits also include investment grade (IG) risks where credit quality is deteriorating and where, in the view of the Company, there is significant potential that the risk quality will fall below investment grade. The closely monitored credits include approximately 93% of our BIG exposure, and the remaining BIG exposure of $99.6 million is distributed across 137 different credits. Other than those excluded BIG credits, credits that are not included in the closely monitored credit list are categorized as fundamentally sound risks.

The following table provides financial guaranty net par outstanding by credit monitoring category as of September 30, 2005 and December 31, 2004:

	As of September 30, 2005
Description:	Net Par Outstanding	% of Net Par Outstanding	# of Credits in Category	Case Reserves
	($ in millions)
Fundamentally sound risk	$95,713	98.4%
Closely monitored (1):
Category 1	993	1.0%	43	$—
Category 2	353	0.4%	11	—
Category 3	149	0.1%	18	24
Category 4	12	—	10	18
Sub total	1,507	1.5%	82	42
Other below investment grade risk	100	0.1%	137	—
Total	$97,320	100%		$42

(1)           Category 1 contains 14 credits with net par outstanding of $125.0 million and Category 3 contains 1 credit with net par outstanding of $2.1 million related to Hurricane Katrina.

	As of December 31, 2004
Description:	Net Par Outstanding	% of Net Par Outstanding	# of Credits in Category	Case Reserves
	($ in millions)
Fundamentally sound risk	$93,602	97.9%
Closely monitored:
Category 1	1,490	1.6%	35	$—
Category 2	165	0.2%	9	—
Category 3	70	—	16	21
Category 4	12	—	8	18
Sub total	1,737	1.8%	68	39
Other below investment grade risk	253	0.3%	144	—
Total	$95,592	100%		$39

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

During the first quarter 2005 review of its valuation models, management identified a limitation in its valuation models highlighted by the current widening credit spread environment.  Management adjusted its valuation models for this limitation in the first quarter 2005 resulting in an adjustment to the unrealized gains on derivative financial instruments caption of $4.3 million, net of income taxes.  Management will continue to perform additional analysis, as necessary, to address market anomalies and its effect on its valuation models.

The fair value adjustment recognized in our statements of operations for the three months ended September 30, 2005 (“Third Quarter 2005”) was a $0.3 million gain compared with a $12.9 million gain for the three months ended September 30, 2004 (“Third Quarter 2004”). The fair value adjustment recognized in our statements of operations for Nine Months ended September 30, 2005 (“Nine Months 2005”) was a $9.1 million loss compared with a $34.9 million gain for Nine Months ended September 30, 2004 (“Nine Months 2004”). The change in fair value is related to many factors but primarily due to widening in credit spreads as well as a reduction in the expected life of asset backed transactions.

Valuation of Investments

As of September 30, 2005 and December 31, 2004, we had total investments of $2.3 billion and $2.1 billion, respectively. The fair values of all of our investments are calculated from independent market quotations.

As of September 30, 2005, approximately 97% of our investments were long-term fixed maturity securities.   The average duration for the entire portfolio, including short-term investments is 4.4 years. Changes in interest rates affect the value of our fixed maturity portfolio. As interest rates fall, the fair value of fixed maturity securities increases and as interest rates rise, the fair value of fixed maturity securities decreases.

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

The Company had no write downs of investments for other than temporary impairment losses for the three-and nine-month periods ended September 30, 2005 and 2004.

The following table summarizes the unrealized losses in our investment portfolio by type of security and the length of time such securities have been in a continuous unrealized loss position as of the dates indicated:

	As of September 30, 2005		As of December 31, 2004
Length of Time in Continuous Unrealized Loss	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	($ in millions)
Municipal securities
0-6 months	$98.8	$(1.1)	$16.8	$—
7-12 months	2.2	—	35.6	(0.3)
Greater than 12 months	26.0	(0.7)	19.2	(0.4)
	127.0	(1.8)	71.6	(0.7)
Corporate securities
0-6 months	17.8	(0.2)	21.4	(0.2)
7-12 months	30.9	(0.6)	6.0	(0.1)
Greater than 12 months	9.2	(0.5)	8.3	(0.5)
	57.9	(1.3)	35.7	(0.8)
U.S. Government obligations
0-6 months	190.7	(0.9)	46.3	(0.2)
7-12 months	36.7	(0.7)	9.0	(0.1)
Greater than 12 months	6.2	(0.2)	—	—
	233.6	(1.8)	55.3	(0.3)
Mortgage and asset-backed securities
0-6 months	360.1	(3.4)	133.8	(0.7)
7-12 months	131.0	(2.4)	57.4	(1.0)
Greater than 12 months	69.2	(2.1)	29.8	(0.6)
	560.3	(7.9)	221.0	(2.3)
Total	$978.8	(12.8)	$383.6	$(4.1)

The following table summarizes the unrealized losses in our investment portfolio by type of security and remaining time to maturity as of the dates indicated:

	As of September 30, 2005		As of December 31, 2004
Remaining Time to Maturity	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	($ in millions)
Municipal securities
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	8.2	(0.2)	8.2	—
Due after five years through ten years	57.3	(1.0)	15.6	(0.3)
Due after ten years	61.5	(0.6)	47.8	(0.4)
	127.0	(1.8)	71.6	(0.7)
Corporate securities
Due in one year or less	3.5	—	—	—
Due after one year through five years	50.1	(1.0)	23.0	(0.3)
Due after five years through ten years	2.2	—	8.3	(0.1)
Due after ten years	2.1	(0.3)	4.4	(0.4)
	57.9	(1.3)	35.7	(0.8)
U.S. Government obligations
Due in one year or less	95.3	(0.3)	9.0	—
Due after one year through five years	38.2	(0.4)	8.5	(0.1)
Due after five years through ten years	66.5	(0.7)	16.5	(0.1)
Due after ten years	33.6	(0.4)	21.3	(0.1)
	233.6	(1.8)	55.3	(0.3)
Mortgage and asset-backed securities	560.3	(7.9)	221.0	(2.3)
Total	$978.8	$(12.8)	$383.6	$(4.1)

The following table summarizes, for all securities sold at a loss through September 30, 2005 and 2004, the fair value and realized loss by length of time such securities were in a continuous unrealized loss position prior to the date of sale:

	Three Months Ended September 30,
	2005		2004
Length of Time in Continuous Unrealized Loss Prior to Sale	Estimated Fair Value	Gross Realized Losses	Estimated Fair Value	Gross Realized Losses
	($ in millions)
Municipal securities
0-6 months	$—	$—	$—	$—
7-12 months	—	—	—	—
Greater than 12 months	—	—	—	—
	—	—	—	—
Corporate securities
0-6 months	—	—	21.3	(1.6)
7-12 months	—	—	—	—
Greater than 12 months	—	—	4.3	(0.2)
	—	—	25.6	(1.8)
U.S. Government securities
0-6 months	46.1	(0.2)	0.8	—
7-12 months	2.0	—	—	—
Greater than 12 months	0.1	—	3.4	(0.1)
	48.2	(0.2)	4.2	(0.1)
Other invested securities
0-6 months	—	—	—	—
7-12 months	—	—	—	—
Greater than 12 months	—	—	—	—
	—	—	—	—
Mortgage and asset-backed securities
0-6 months	7.9	—	—	—
7-12 months	—	—	—	—
Greater than 12 months	—	—	—	—
	7.9	—	—	—
Total	$56.1	$(0.2)	$29.8	$(1.9)

	Nine Months Ended September 30,
	2005		2004
Length of Time in Continuous Unrealized Loss Prior to Sale	Estimated Fair Value	Gross Realized Losses	Estimated Fair Value	Gross Realized Losses
	($ in millions)
Municipal securities
0-6 months	$20.7	$—	$—	$—
7-12 months	5.5	(0.1)	—	—
Greater than 12 months	—	—	—	—
	26.2	(0.1)	—	—
Corporate securities
0-6 months	5.3	—	33.9	(1.7)
7-12 months	5.4	(0.1)	0.9	—
Greater than 12 months	8.4	(0.3)	4.3	(0.2)
	19.1	(0.4)	39.1	(1.9)
U.S. Government securities
0-6 months	66.4	(0.3)	11.1	(0.1)
7-12 months	6.9	(0.1)	—	—
Greater than 12 months	0.1	—	3.4	(0.1)
	73.4	(0.4)	14.5	(0.2)
Other invested securities (1)
0-6 months	—	—	—	—
7-12 months	—	—	—	(1.3)
Greater than 12 months	—	—	—	—
	—	—	—	(1.3)
Mortgage and asset-backed securities
0-6 months	24.9	(0.3)	9.4	(0.1)
7-12 months	1.8	—	1.3	(0.1)
Greater than 12 months	3.3	(0.2)	—	—
	30.0	(0.5)	10.7	(0.2)
Total	$148.7	$(1.4)	$64.3	$(3.6)

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

In our reinsurance businesses, we estimate the ultimate written and earned premiums to be received from a ceding company at the end of each quarter and the end of each year because some of our ceding companies report premium data anywhere from 30 to 90 days after the end of the relevant period. Written premiums reported in our statement of operations are based upon reports received by ceding companies supplemented by our own estimates of premium for which ceding company reports have not yet been received. As of September 30, 2005, the assumed premium estimate and related ceding commissions included in our unaudited interim consolidated financial statements are $8.2 million and $2.2 million, respectively. Key assumptions used to arrive at management’s best estimate of assumed premium are premium amounts reported historically and informal communications with ceding companies. Differences between such estimates and actual amounts are recorded in the period in which the actual amounts are determined. Historically, the differences have not been material. We do not record a provision for doubtful accounts related to our assumed premium estimate. Historically there have not been any material issues related to the collectibility of assumed premium. No such provision was recorded for 2005 or 2004.

Deferred Acquisition Costs

Acquisition costs incurred that vary with and are directly related to the production of new business are deferred. These costs include direct and indirect expenses such as ceding commissions, brokerage expenses and the cost of underwriting and marketing personnel. As of September 30, 2005 and December 31, 2004, we had deferred acquisition costs of $190.0 million and $186.4 million, respectively. Ceding commissions paid to primary insurers are the largest component of deferred acquisition costs, constituting 73.4% and 79.2% of total deferred acquisition costs as of September 30, 2005 and December 31, 2004, respectively. Management uses its judgment in determining what types of costs should be deferred, as well as what percentage of these costs should be deferred. We periodically conduct a study to determine which operating costs vary with, and are directly related to, the acquisition of new business and qualify for deferral. Acquisition costs other than those associated with our credit derivative products are deferred and amortized in relation to earned premiums. Ceding commissions received on premiums we cede to other reinsurers reduce acquisition costs. Anticipated losses, LAE and the remaining costs of servicing the insured or reinsured business are considered in determining the recoverability of acquisition costs. Acquisition costs associated with credit derivative products are expensed as incurred.  When an insured issue is retired early, as discussed in the Premium Revenue Recognition section of these Critical Accounting Estimates, the remaining related deferred acquisition cost is expensed at that time.

Deferred Income Taxes

As of September 30, 2005 and December 31, 2004, we had a net deferred income tax liability of $17.7 million and $40.1 million, respectively. During Second Quarter 2005, Assured Guaranty Corp. (“AGC”) and Assured Guaranty Re Ltd. (“AG Re”), two of our subsidiaries, entered into a reinsurance agreement with FSA pursuant to which substantially all of FSA’s financial guaranty risks previously ceded to AGC (the “Ceded Business”) were assumed by AG Re.  This agreement is effective as of January 1, 2005.   In connection with the transaction, AGC transferred liabilities of $169.0 million, consisting primarily of unearned premium reserves.  All profit and loss related items associated with this transfer were eliminated in consolidation, with the exception of profit commission expense, certain other operating expenses, and provision for income taxes.  Since this transaction transferred unearned premium reserve from AGC, a U.S. tax payer, to AG Re, a non-U.S. taxable entity, we released a $22.3 million deferred tax liability related to differences between the book and tax carrying amounts of unearned premium reserves which resulted in a tax benefit.

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

 As of September 30, 2005, Assured Guaranty Re Overseas Ltd. (“AGRO”) had a stand-alone NOL of $92.9 million, which is available to offset its future U.S. taxable income. The Company has $54.3 million of this NOL available through 2017; $20.7 million available through 2023 and the remainder will be available through 2024. AGRO’s stand-alone NOL is not permitted to offset income of any other members of AGRO’s consolidated group due to certain tax regulations. Under applicable accounting rules, we are required to establish a valuation allowance for NOLs that we believe are more likely than not to expire before utilized. Management believes it is more likely than not that $20.0 million of AGRO’s $92.9 million NOL will not be utilized before it expires and has established a $7.0 million valuation allowance related to the NOL deferred tax asset. The valuation allowance is subject to considerable judgment and will be adjusted to the extent actual taxable income differs from estimates of future taxable income that may be used to realize NOLs.

Consolidated Results of Operations (1)

The following table presents summary consolidated results of operations data for the three and nine months ended September 30, 2005 and 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	($ in millions)
Revenues:
Gross written premiums	$75.6	$62.2	$194.1	$125.0
Net written premiums	53.2	55.0	159.9	18.2
Net earned premiums	54.5	53.4	150.9	130.7
Net investment income	24.4	23.2	71.2	71.0
Net realized investment gains	0.2	1.3	3.6	11.2
Unrealized gains (losses) on derivative financial instruments	0.3	12.9	(9.1)	34.9
Other income	0.1	—	0.2	0.6
Total revenues	79.5	90.8	216.8	248.4
Expenses:
Loss and loss adjustment expenses	(0.8)	4.2	(69.3)	(32.2)
Profit commission expense	2.0	1.1	6.4	11.4
Acquisition costs	13.0	14.2	34.9	35.8
Operating expenses	15.0	14.0	44.0	53.3
Other expenses	4.1	3.4	13.3	9.0
Total expenses	33.3	36.9	29.2	77.2
Income before provision for income taxes	46.3	53.9	187.6	171.1
Provision for income taxes	7.1	9.4	37.3	36.6
Net income	$39.2	$44.5	$150.3	$134.5
Underwriting gain (loss) by segment (2):
Financial guaranty direct	$10.8	$7.8	$22.9	$33.5
Financial guaranty reinsurance	11.3	4.5	102.7	25.2
Mortgage guaranty	1.9	7.7	7.2	21.9
Other	1.3	—	2.4	(7.1)
Total	$25.3	$20.0	$134.9	$73.9

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

Net Income

Net income was $39.2 million for Third Quarter 2005, compared with $44.5 million for Third Quarter 2004. The decrease of $5.3 million in 2005 compared with 2004 is mainly due to reduced unrealized gains on derivative financial instruments of $12.6 million offset by improved underwriting results of $5.3 million. Net income was $150.3 million for Nine Months 2005, compared with $134.5 million for Nine Months 2004. The increase of $15.8 million in 2005 compared with 2004 is primarily due to $71.0 million in loss recoveries resulting from reinsurance of financial guaranty policies that insured certain investments in securities issued by entities related to Commercial Financial Services, Inc. (“CFS”).  This was offset by a decrease of $44.0 million in unrealized (losses) gains on derivative financial instruments and $11.3 million of operating expenses during Nine Months 2004, related to the accelerated vesting of stock awards at the IPO date.

Gross Written Premiums

	Three Months Ended September 30,		Nine Months Ended September 30,
Gross Written Premiums	2005	2004	2005	2004
	($ in millions)

Financial guaranty direct	$24.9	$16.1	$69.6	$59.4
Financial guaranty reinsurance	27.3	35.6	69.5	123.8
Mortgage guaranty	1.7	5.3	23.0	20.2
Other	21.6	5.2	32.0	(78.4)
Total	$75.6	$62.2	$194.1	$125.0

Gross written premiums for Third Quarter 2005 were $75.6 million compared with $62.2 million for Third Quarter 2004. The other segment added $16.4 million primarily from a pre-IPO reinsurance agreement with a subsidiary of ACE under which we provided reinsurance to CGA Group Ltd. (“CGA”) and retroceded 100% of this exposure to that ACE subsidiary The financial guaranty direct segment added $8.8 million primarily due to a $6.3 million increase in public finance transactions.  These increases were offset by an $8.3 million decline in the financial guaranty reinsurance segment which is attributable to one cedant relationship that was terminated and business from a second cedant that was decreased, effective July 1, 2004.

Gross written premiums for Nine Months 2005 were $194.1 million, compared with $125.0 million for Nine Months 2004.  This increase is primarily related to our other segment which includes $25.8 million from a pre-IPO reinsurance agreement with a subsidiary of ACE, mentioned above and was reduced by $97.8 million in the First Quarter 2004 due to the accounting for the unwinding of equity layer credit protection products.  This increase was offset by decreased business in our financial guaranty reinsurance segment attributable to one cedant relationship that was terminated and business from a second cedant that was decreased, effective July 1, 2004 and to Financial Security Assurance Inc. (“FSA”) reassuming from Assured Guaranty Re Ltd. (“AG Re”) $18.4 million of healthcare related business (“FSA transaction”).

Net Earned Premiums

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Earned Premiums	2005	2004	2005	2004
	($ in millions)

Financial guaranty direct	$18.3	$16.5	$54.7	$73.3
Financial guaranty reinsurance	32.0	31.9	82.2	77.8
Mortgage guaranty	4.3	5.1	14.0	28.5
Other	—	—	—	(48.9)
Total	$54.5	$53.4	$150.9	$130.7

Net earned premiums for Third Quarter 2005 were $54.5 million compared with $53.4 million for Third Quarter 2004.  Net earned premiums for Nine Months 2005 were $150.9 million, compared with $130.7 million for Nine Months 2004. The $20.2 million increase is attributable to our other segment, which was reduced by $48.9 million for Nine Months 2004 associated with the retrocession of lines of business that we no longer underwrite.  Offsetting this increase is $24.2 million of net earned premiums in the first quarter of 2004 related to the unwinding of a transaction in our financial guaranty direct segment.  In addition, our mortgage guaranty segment declined $14.5 million for Nine Months 2005, compared with Nine Months 2004, reflecting the run-off of our quota share treaty business.

Net Investment Income

Net investment income was $24.4 million for Third Quarter 2005, compared with $23.2 million for Third Quarter 2004. Net investment income was $71.2 million for Nine Months 2005, compared with $71.0 million for Nine Months 2004.  Pre-tax book yields were 4.8% and 4.7% for the periods ended September 30, 2005 and 2004, respectively, while invested assets increased $142.3 million over the period.

Net Realized Investment Gains

Net realized investment gains, principally from the sale of fixed maturity securities were $0.2 million and $1.3 million for Third Quarter 2005 and Third Quarter 2004, respectively, and $3.6 million and $11.2 million for Nine Months 2005 and Nine Months 2004, respectively. The Company had no write downs of investments for other than temporary impairment losses for the three and nine months ended September 30, 2005. During Second Quarter 2004, realized gains of $6.0 million were generated as a result of investments sold in connection with a commutation settlement of a residual value transaction.  Included in net realized gains for Nine Months 2004 is a write down of $1.3 million related to the Company’s exited title reinsurance business.  The investment related to this write down is included in the other assets on our balance sheet.  Net realized investment gains, net of related income taxes, were $0.1 million and $0.8 million for Third Quarter 2005 and Third Quarter 2004 respectively, and $2.8 million and $7.1 million for Nine Months 2005 and Nine Months 2004, respectively.

Unrealized Gains on Derivative Financial Instruments

Derivative financial instruments are recorded at fair value as required by FAS 133. However, as explained under “Critical Accounting Estimates,” we record part of the change in fair value in the loss and LAE reserves as well as in unearned premium reserves. The fair value adjustment for Third Quarter 2005 was a $0.3 million gain compared with a $12.9 million gain for the same period in 2004.  The fair value adjustment for Nine Months 2005 was a $9.1 million loss compared with a $34.9 million gain for Nine Months 2004. The change in fair value is related to many factors, but primarily due to widening credit spreads as well as a reduction in the expected life of asset backed transactions. Unrealized gains (losses) on derivative financial instruments, net of related income taxes, were $0.2 million and $10.1 million for Third Quarter 2005 and Third Quarter 2004 respectively, and $(7.9) million and $22.2 million for Nine Months 2005 and Nine Months 2004, respectively.

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

Loss and Loss Adjustment Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
Loss and Loss Adjustment Expenses	2005	2004	2005	2004
	($ in millions)

Financial guaranty direct	$(4.0)	$(1.2)	$(0.5)	$13.8
Financial guaranty reinsurance	4.3	10.8	(66.9)	13.8
Mortgage guaranty	0.3	(5.4)	0.5	(9.9)
Other	(1.3)	—	(2.4)	(49.9)
Total	$(0.8)	$4.2	$(69.3)	$(32.2)

Loss and loss adjustment expenses for Third Quarter 2005 and Third Quarter 2004 were $(0.8) million and $4.2 million, respectively.   During Third Quarter 2005 the $(4.0) million in the financial guaranty direct segment was caused by changes in credit quality and from continued runoff from maturing CDO exposures while the $4.3 million in the financial guaranty reinsurance segment was attributable to credit deteriorations and development of existing exposure. In addition, both segments were impacted as management updated its loss reserving data, as part of our normal portfolio reserve process, to include the most current rating agency default studies.   During Third Quarter 2004, management further refined its loss reserving methodology for the financial guaranty segments and updated loss estimates for the mortgage guaranty segment causing reserve fluctuations by segment.

Loss and loss adjustment expenses for Nine Months 2005 and Nine Months 2004 were $(69.3) million and $(32.2) million, respectively.  Nine Months 2005 includes $71.0 million in loss recoveries in the financial guaranty reinsurance segment resulting from a third party litigation settlement agreement, discussed earlier.    In addition, during First Quarter 2005 the Company recovered $1.1 million in the other segment relating to its equity layer credit protection business.  For Nine Months 2004, loss and loss adjustment expenses in the financial guaranty direct segment included $12.3 million related to the closing out of transaction types that we no longer underwrite, while our other segment was impacted by the commutation and retrocession of certain transactions for lines of business we no longer underwrite.

Profit Commission Expense

Profit commissions for Third Quarter 2005 and Nine Months 2005 were $2.0 million and $6.4 million, respectively, compared with $1.1 million and $11.4 million for the comparable periods in the prior year. Profit commissions allow the reinsured to share favorable experience on a reinsurance contract due to lower than expected losses. Favorable loss development generates increased profit commission expense, while the inverse occurs on unfavorable loss development.  Loss development can fluctuate from quarter to quarter.  Portfolio reserves are not a component of the profit commission calculation.

Acquisition Costs

Acquisition costs primarily consist of ceding commissions, brokerage fees and operating expenses that are related to the acquisition of new business. Acquisition costs that vary with and are directly related to the acquisition of new business are deferred and are amortized in relation to earned premium. For Third Quarter 2005 and Third Quarter 2004, acquisition costs were $13.0 million and $14.2 million, respectively, while Nine Months 2005 and Nine Months 2004 acquisition costs were $34.9 million and $35.8 million, respectively.

Operating Expenses

For Third Quarter 2005 and Third Quarter 2004, operating expenses were $15.0 million and $14.0 million, respectively. Operating expenses for Nine Months 2005 were $44.0 million, compared with $53.3 million for Nine Months 2004.  The decrease in Nine Months 2005 compared with Nine Months 2004 is due to the accelerated vesting of $11.3 million employee stock awards which occurred as part of the IPO, offset by expenses associated with maintaining a holding company platform during the nine-month period ended September 30, 2005.  The holding company was not activated until April 28, 2004, the date of the IPO.

Other Expenses

For Third Quarter 2005 and Third Quarter 2004, other expenses were $4.1 million and $3.4 million, respectively, while Nine Months 2005 and Nine Months 2004, other expenses were $13.3 million and $9.0 million respectively.  The increase of $0.7 million for Third Quarter 2005 compared with Third Quarter 2004 was mainly due to $0.6 million of put option premiums associated with Assured Guaranty Corp.’s $200.0 million committed capital securities (“Committed Capital Securities”).

The increase of $4.3 million for Nine Months 2005 compared with Nine Months 2004 includes $3.1 million of investment banking fees and put option premiums associated with the Committed Capital Securities and increased interest expense related to the issuance of our 7% Senior Notes in May 2004 as they have been outstanding for the entire period of Nine Months 2005.  The coupon on the Senior Notes is 7.0%, however, the effective rate will be approximately 6.4%, taking into account the effect of a cash flow hedge executed by the Company in March 2004.  Nine Months 2004 include $4.9 million of interest expense related to the issuance of our 7% Senior Notes, $2.1 million of interest expense related to our $75.0 million cumulative monthly preferred shares and a $1.6 million write off of goodwill in our other segment.  This amount is related to the trade credit business which we exited as part of the IPO.

Income Tax

For Third Quarter 2005 and Third Quarter 2004, income tax expense was $7.1 million and $9.4 million, respectively.  For Nine Months 2005 and Nine Months 2004, income tax expense was $37.3 million and $36.6 million, respectively.  Our effective tax rate was 15.3% and 19.9% for Third Quarter 2005 and Nine Months 2005, respectively, compared with 17.5% and 21.4% for Third Quarter 2004 and Nine Months 2004, respectively. Our effective tax rates reflect the proportion of income recognized by each of our operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 35%, UK subsidiaries taxed at the UK marginal corporate tax rate of 30%, and no income taxes for our Bermuda holding company and AG Re.  Accordingly, our overall corporate effective tax rate fluctuates based on the distribution of taxable income across these jurisdictions. Nine Months 2005, include $22.3 million of income tax expense related to the $63.7 million loss recovery mentioned above. This was partially offset by a $7.8 million tax benefit from the FSA transaction discussed earlier.

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

The table below summarizes the financial results of our financial guaranty direct segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	($ in millions)
Gross written premiums	$24.9	$16.1	$69.6	$59.4
Net written premiums	24.2	14.1	67.6	56.7
Net earned premiums	18.3	16.5	54.7	73.3
Loss and loss adjustment expenses	(4.0)	(1.2)	(0.5)	13.8
Profit commission expense	—	—	—	—
Acquisition costs	1.6	1.4	4.7	2.9
Operating expenses	9.9	8.5	27.6	23.1
Underwriting gain	$10.8	$7.8	$22.9	$33.5
Loss and loss adjustment expense ratio	(21.9)%	(7.3)%	(0.8)%	18.8%
Expense ratio	62.9%	59.8%	59.0%	35.4%
Combined ratio	41.0%	52.5%	58.2%	54.2%

	Three Months Ended September 30,		Nine Months Ended September 30,
Gross Written Premiums	2005	2004	2005	2004
	($ in millions)
Public finance	$7.0	—	$13.9	—
Structured finance	17.9	16.1	55.7	59.4
Total	$24.9	$16.1	$69.6	$59.4

For Third Quarter 2005 the financial guaranty direct segment contributed $24.9 million to gross written premiums, an increase of $8.8 million, compared with $16.1 million for Third Quarter 2004.  Gross written premiums for Nine Months 2005 and Nine Months 2004 were $69.6 million and $59.4 million, respectively.  These increases are mainly attributable to a $6.3 million increase in public finance transactions.

Gross and net written premiums in this segment from structured finance and credit derivatives are generally received on an installment basis. In 2005 and 2004 installment premiums represented 75% and 100%, respectively of gross written premiums in this segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Written Premiums	2005	2004	2005	2004
	($ in millions)
Public finance	$7.0	—	$13.9	—
Structured finance	17.2	14.1	53.7	56.7
Total	$24.2	$14.1	$67.6	$56.7

For Third Quarter 2005 and Nine Months 2005, net written premiums were $24.2 million and $67.6 million, respectively, compared with $14.1 million for Third Quarter 2004 and $56.7 million for Nine Months 2004.  The variances in net written premiums are consistent with the variances in gross written premiums as we typically retain a substantial portion of this business.

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Earned Premiums	2005	2004	2005	2004
	($ in millions)
Public finance	$0.7	—	$1.3	$0.1
Structured finance	17.6	16.5	53.4	73.2
Total	$18.3	$16.5	$54.7	$73.3

Net earned premiums for Third Quarter 2005 were $18.3 million compared with $16.5 million for Third Quarter 2004.  Net earned premiums for Nine Months 2005 decreased $18.6 million compared with Nine Months 2004, mainly due to the close out of transaction types the Company no longer underwrites, which added $24.2 million during the first quarter of 2004.  This was partially offset by the exiting of our single name credit default swap (“CDS”) line of business during the First Quarter 2005 which generated $2.3 million of net earned premiums.

Loss and LAE were $(4.0) million and $(1.2) million, for Third Quarter 2005 and Third Quarter 2004, respectively, while these expenses were $(0.5) million and $13.8 million for Nine Months 2005 and Nine Months 2004, respectively.  Portfolio reserves were reduced $4.0 million during Third Quarter 2005, attributable to changes in credit quality and from continued runoff from maturing CDO exposures as well as management updating its loss reserving data, as part of our normal portfolio reserve process, to include the most current rating agency default studies.   Offsetting this portfolio reserve decrease for Nine Months 2005 was an addition of $4.5 million in case reserves for a specific mortgage transaction executed in 2002, consisting of sub-prime mortgages originated in 2000.

During Third Quarter 2004 we recorded a $3.0 million release of portfolio reserves due to the maturing of CDO exposures and the continued runoff of our single name CDS business.   Additionally, we added $0.3 million of case reserves during the quarter.  Included in Nine Months 2004 balance is $12.3 million associated with the close out of transaction types in which we ceased participating in connection with the IPO.

Acquisition costs for Third Quarter 2005 and Nine Months 2005 were $1.6 million and $4.7 million, respectively. For Third Quarter 2004 and Nine Months 2004 acquisition costs were $1.4 million and $2.9 million, respectively. The 2005 amounts increased compared with 2004 amounts as the Company has been executing on its direct business plan.

Operating expenses for Third Quarter 2005 and Third Quarter 2004 were $9.9 million and $8.5 million, respectively.  Operating expenses for Nine Months 2005 were $27.6 million, compared with $23.1 million for Nine Months 2004.  The increase in operating expenses for the three- and nine-month periods ended September 30, 2005, compared with the three- and nine-month periods ended September 30, 2004 is attributable to salary and related expenses as the Company has increased staffing levels to meet its business needs.

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

The table below summarizes the financial results of our financial guaranty reinsurance segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	($ in millions)
Gross written premiums	$27.3	$35.6	$69.5	$123.8
Net written premiums	27.3	35.6	69.2	123.8
Net earned premiums	32.0	31.9	82.2	77.8
Loss and loss adjustment expenses	4.3	10.8	(66.9)	13.8
Profit commission expense	1.1	(0.2)	3.4	0.2
Acquisition costs	11.0	12.1	28.6	25.9
Operating expenses	4.3	4.7	14.4	12.7
Underwriting gain	$11.3	$4.5	$102.7	$25.2

Loss and loss adjustment expense ratio	13.3%	33.9%	(81.5)%	17.7%
Expense ratio	51.4%	51.9%	56.5%	49.8%
Combined ratio	64.7%	85.8%	(25.0)%	67.5%

	Three Months Ended September 30,		Nine Months Ended September 30,
Gross Written Premiums	2005	2004	2005	2004
	($ in millions)
Public finance	$20.8	$26.1	$42.2	$91.7
Structured finance	6.5	9.5	27.3	32.1
Total	$27.3	$35.6	$69.5	$123.8

Gross written premiums for our financial guaranty reinsurance segment include upfront premiums on transactions underwritten during the period, plus installment premiums on business primarily underwritten in prior periods. Consequently, this amount is affected by changes in the business mix between public finance and structured finance. For Third Quarter 2005 and Nine Months 2005, 57% and 45%, respectively, of gross written premiums in this segment were upfront premiums and 43% and 55%, respectively, were installment premiums. For Third Quarter 2004 and Nine Months 2004, 95% and 69%, respectively, of gross written premiums in this segment were upfront premiums and 5% and 31%, respectively, were installment premiums. For Third Quarter 2005, $13.4 million, $6.9 million and $4.6 million of our gross written premiums was ceded by FSA, Ambac Assurance Corporation (“Ambac”), and MBIA Insurance Corporation (“MBIA”), respectively.  For Third Quarter 2004, $12.2 million, $13.5 million and $7.9 million of our gross written premiums was ceded by FSA, Ambac and MBIA, respectively. For Nine Months 2005, $38.3 million, excluding the aforementioned $18.4 million of reassumption premiums related to our healthcare business, $26.0 million, and $13.5 million of our gross written premiums was ceded by FSA, Ambac, and MBIA, respectively.  For Nine Months 2004, $59.8 million, $35.0 million and $24.6 million of our gross written premiums was ceded by FSA, Ambac and MBIA, respectively.

Gross written premiums for Third Quarter 2005 were $27.3 million, a decrease of $8.3 million, compared with $35.6 million for Third Quarter 2004 while gross written premiums for Nine Months 2005 were $69.5 million, a decrease of $54.3 million, compared with $123.8 million for Nine Months 2004.  These decreases are primarily related to one cedant relationship that was terminated and business from a second cedant that was decreased, effective July 1, 2004.  In addition, Nine Months 2005 further decreased due to FSA reassuming from AG Re $18.4 million of healthcare related reinsurance business.

As of April 1, 2005 our quota share reinsurance treaty with Ambac was renewed. In addition, AG Re entered into a master facultative agreement with Ambac on March 31, 2005. On April 20, 2005, Ambac provided notice of a non-renewal of the quota share treaty on a run-off basis, effective July 1, 2006. This non-renewal will not affect business ceded from Ambac in any prior year, or business ceded under the current quota share treaty through June 30, 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Written Premiums	2005	2004	2005	2004
	($ in millions)
Public finance	$20.8	$26.1	$41.9	$91.7
Structured finance	6.5	9.5	27.3	32.1
Total	$27.3	$35.6	$69.2	$123.8

For Third Quarter 2005 and Nine Months 2005, net written premiums were $27.3 million and $69.2 million, respectively, compared with $35.6 million and $123.8 million, respectively, for the same periods last year.  The decreases of $8.3 million and $54.6 million are consistent with the decreases in gross written premium described above.

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Earned Premiums	2005	2004	2005	2004
	($ in millions)
Public finance	$21.1	$19.3	$44.8	$41.8
Structured finance	10.9	12.6	37.4	36.0
Total	$32.0	$31.9	$82.2	$77.8
Included in public finance reinsurance net earned premiums are refundings of	$4.8	$5.2	$9.8	$12.4

Growth in our net earned premiums over the period has been driven by growth in the public finance line of business. This growth includes refunding premiums, which reflect the unscheduled pre-payment or refundings of underlying municipal bonds. These unscheduled refunding premiums are sensitive to market interest rates and we evaluate our net earned premiums both including and excluding these premiums.

Losses and LAE were $4.3 million and $10.8 million for Third Quarter 2005 and Third Quarter 2004, respectively. Portfolio reserves were increased $4.4 million during Third Quarter 2005 due to credit deteriorations and development of existing exposure as well as management updating its loss reserving data, as part of our normal portfolio reserve process, to include the most current rating agency default studies.  Losses for Third Quarter 2004 reflect an increase in portfolio reserves of $9.5 million. Credit downgrades caused a $3.7 million addition to portfolio reserves. In addition, management further refined its loss reserving methodology resulting in an increase of $5.8 million to portfolio reserves reflecting our normal ongoing portfolio review process and additional stress factors considered for our closely monitored credit list.  Third Quarter 2004 also included $0.8 million of case reserve additions.

Losses and LAE were $(66.9) million and $13.8 million for Nine Months 2005 and Nine Months 2004, respectively.  Nine Months 2005 includes $71.0 million in loss recoveries resulting from reinsurance of financial guaranty policies that insured certain investments in securities issued by entities related to CFS.

For Third Quarter 2005 and Third Quarter 2004, acquisition costs were $11.0 million and $12.1 million, respectively, while acquisition costs were $28.6 million for Nine Months 2005 compared with $25.9 million for Nine Months 2004.

Operating expenses for Third Quarter 2005 and Third Quarter 2004 were $4.3 million and $4.7 million, respectively.  Operating expenses for Nine Months 2005 were $14.4 million, compared with $12.7 million for Nine Months 2004.  The increase in operating expenses for the nine-month period ended September 30, 2005, compared with September 30, 2004, is attributable to salary and related expenses as the Company has increased staffing levels to meet its business needs.

Mortgage Guaranty Segment

Mortgage guaranty insurance provides protection to mortgage lending institutions against the default of borrowers on mortgage loans that, at the time of the advance, had a loan-to-value ratio in excess of a specified ratio. We primarily function as a reinsurer in this industry and assume all or a portion of the risks undertaken by primary mortgage insurers.

The table below summarizes the financial results of our mortgage guaranty segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	($ in millions)
Gross written premiums	$1.7	$5.3	$23.0	$20.2
Net written premiums	1.7	5.3	23.0	20.2
Net earned premiums	4.3	5.1	14.0	28.5
Loss and loss adjustment expenses	0.3	(5.4)	0.5	(9.9)
Profit commission expense	0.9	1.3	2.9	10.6
Acquisition costs	0.4	0.5	1.5	3.1
Operating expenses	0.8	1.0	1.9	2.8
Underwriting gain	$1.9	$7.7	$7.2	$21.9

Loss and loss adjustment expense ratio	6.9%	(105.9)%	3.5%	(34.7)%
Expense ratio	48.5%	55.5%	44.9%	57.8%
Combined ratio	55.4%	(50.4)%	48.4%	23.1%

Gross written premiums for Third Quarter 2005 and Nine Months 2005 were $1.7 million and $23.0 million, compared with $5.3 million and $20.2 million for the comparable periods in 2004.  The decrease in gross written premiums for Three Months 2005 compared with Three Months 2004 is due to run-off of our quota share treaty business as well as non-renewal of certain transactions.  The increase in gross written premiums for Nine Months 2005 compared with Nine Months 2004 is primarily related to a single transaction executed during the period which contributed $16.3 million to gross written premiums.  Likewise, Nine Months 2004 included a single transaction which contributed $9.5 million to gross written premiums. Excluding these items, gross written premiums decreased $4.0 million due to the run-off of our quota share treaty business.

Net written premiums for Third Quarter 2005 and Nine Months 2005 were $1.7 million and $23.0 million, compared with $5.3 million and $20.2 million for the comparable periods in 2004. This is consistent with gross written premiums, as we do not cede any of our mortgage guaranty business.

For Third Quarter 2005 and Third Quarter 2004, net earned premiums were $4.3 million and $5.1 million, respectively.  For Nine Months 2005 net earned premiums were $14.0 million compared with $28.5 million for Nine Months 2004.  The decrease in net earned premiums reflects the run-off of our quota share treaty business.

Loss and LAE were $0.3 million and $(5.4) million for Third Quarter 2005 and Third Quarter 2004, respectively, and $0.5 million and $(9.9) million for Nine Months 2005 and 2004, respectively. Third Quarter 2004 reflects a $5.5 million decrease in portfolio reserves, as a result of changes in our actuarial assumptions driven by the completion of a rating agency review of our book of business during the quarter. During Nine Months 2005 the Company added $0.8 million to portfolio reserves which was offset by case and IBNR reserve releases of $0.3 million. The negative losses in 2004 are primarily a result of changes in our actuarial assumptions discussed above coupled with positive development attributable to higher than expected appreciation in real estate values, resulting in both lower frequency of claims and lower severity of losses.

Profit commission expense for Third Quarter 2005 and Third Quarter 2004 was $0.9 million and $1.3 million, respectively. For Nine Months 2005 profit commission expense decreased to $2.9 million, compared with $10.6 million for Nine Months 2004.  The decrease in profit commission expense is due to favorable loss development on experience rated quota share treaties in 2004, which caused a reduction in loss and loss adjustment expenses, mentioned above.  There was no such favorable loss development in 2005.  Portfolio reserves are not a component of these profit commission calculations.

Acquisition costs for Third Quarter 2005 and Third Quarter 2004 were $0.4 million and $0.5 million, respectively. Acquisition costs for Nine Months 2005 were $1.5 million compared with $3.1 for Nine Months 2004. The decline in acquisition costs in 2005 as compared with 2004 is directly related to the decline in net earned premiums.

Operating expenses for Third Quarter 2005 and Third Quarter 2004 were $0.8 million and $1.0 million, respectively.  Operating expenses for Nine Months 2005 were $1.9 million, compared with $2.8 million for Nine Months 2004.  During 2005 the Company implemented a new operating expense allocation methodology.  This new methodology more closely applies expenses to the individual operating segments and was based on a comprehensive cost study.  The prior allocation was based on segment earned premium which caused the financial guaranty reinsurance and mortgage guaranty segments to receive a disproportionate amount of the expenses.  2004 amounts have been adjusted to reflect this new allocation.  The decrease in operating expenses for the three- and nine-month periods ended September 30, 2005, compared with the three- and nine-month periods ended September 30, 2004 is due to the mortgage guaranty segment receiving a declining allocation as less resources are focused on this segment compared to prior year.

Other Segment

Our other segment consists of certain non-core businesses that we have exited in connection with the IPO, including equity layer credit protection, trade credit reinsurance, title reinsurance and auto residual value reinsurance.

The following table provides details of net earned premiums and underwriting results by line of business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	($ in millions)

Net earned premiums:
Equity layer credit protection	$—	$—	$—	$5.4
Trade credit reinsurance	—	—	—	(25.3)
Title reinsurance	—	—	—	3.3
Auto residual value reinsurance	—	—	—	(32.2)
Total	$—	$—	$—	$(48.9)

Underwriting gain (loss):
Equity layer credit protection	$1.3	$—	$2.4	$3.0
Trade credit reinsurance	—	—	—	(2.8)
Title reinsurance	—	—	—	1.0
Auto residual value reinsurance	—	—	—	(7.9)
Total	$1.3	$—	$2.4	$7.1

Liquidity and Capital Resources

Our liquidity, both on a short-term basis (for the next twelve months) and a long-term basis (beyond the next twelve months), is largely dependent upon: (1) the ability of our subsidiaries to pay dividends or make other payments to us and (2) external financings. Our liquidity requirements include the payment of our operating expenses, interest on our debt, and dividends on our common shares. We may also require liquidity to make periodic capital investments in our operating subsidiaries. In the ordinary course of our business, we evaluate our liquidity needs and capital resources in light of holding company expenses, debt-related expenses and our dividend policy, as well as rating agency considerations. Based on the amount of dividends we expect to receive from our subsidiaries and the income we expect to receive from our invested assets, management believes that we will have sufficient liquidity to satisfy our needs over the next twelve months, including the ability to pay dividends on our common shares in accordance with our dividend policy.  Total cash paid during 2005 for dividends to shareholders was $6.8 million, or $0.09 per common share. Beyond the next twelve months, the ability of our subsidiaries to declare and pay dividends may be influenced by a variety of factors including market conditions, insurance and rating agencies regulations and general economic conditions. Consequently, although management believes that we will continue to have sufficient liquidity to meet our debt service and other obligations over the long term, no guarantee can be given that we will not be required to seek external debt or equity financing in order to meet our operating expenses, debt service obligations or pay dividends on our common shares.

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

Net cash flows provided by (used in) operating activities were $165.2 million and $(84.4) million during Nine Months 2005 and 2004, respectively. The increase in cash flows provided by operating activities was due to the increase in net income and favorable effect of changes in unearned premiums and reserves for losses and loss adjustment expenses, partially offset by the negative impact of premiums receivable from affiliates.

Net cash flows (used in) provided by investing activities were $(147.1) million and $50.6 million during Nine Months 2005 and 2004, respectively. These investing activities were primarily net purchases of fixed maturity investment securities during 2005 and 2004.  In addition, in Nine Months 2004 Assured Guaranty Re Overseas Ltd., an indirect subsidiary of Assured Guaranty Ltd., sold 100% of the common stock of its subsidiary, ACE Capital Title Reinsurance Company, to ACE Bermuda Insurance Ltd., a subsidiary of ACE, for $39.8 million. There was no gain or loss associated with the sale.

Net cash flows (used in) provided by financing activities were $(27.0) million and $14.3 million during Nine Months 2005 and 2004, respectively.  During Nine Months 2005, we paid $19.0 million to repurchase 1.0 million shares of our Common Stock and declared and paid dividends of $6.8 million, or $0.09 per common share, compared with 2004 dividends of $2.3 million, or $0.03 per common share.

On May 18, 2004, Assured Guaranty US Holdings Inc., a subsidiary of the Company, issued $200.0 million of 7.0% Senior Notes due in 2034. The proceeds of the offering were used to repay a portion of a $200.0 million promissory note, established as part of the IPO related formation transactions, issued to a subsidiary of ACE prior to the IPO in April 2004.  The coupon on the Senior Notes is 7.0%, however, the effective rate will be approximately 6.4% due to a treasury hedge executed by the Company in March 2004.  These Senior Notes are fully and unconditionally guaranteed by Assured Guaranty Ltd. In addition, during Nine Months ended September 30, 2004, ACE made a non-cash capital contribution to us in the amount of $78.9 million, which was utilized to pay interest and principal on long-term debt.

On November 4, 2004, our Board of Directors authorized a $25.0 million share stock repurchase program with no scheduled date to expire. In April 2005, the Company completed the share buyback program at which time it had repurchased a total of 1.3 million shares of Common Stock at an average price of $18.69 per share.

As of September 30, 2005, our future cash payments associated with contractual obligations pursuant to our operating leases for office space and have not materially changed since December 31, 2004.

Credit Facilities

$300.0 million Credit Facility

On April 15, 2005, Assured Guaranty Ltd. and certain of its subsidiaries entered into a $300.0 million three-year unsecured revolving credit facility (the “$300.0 million credit facility”) with a syndicate of banks, for which ABN AMRO Incorporated and Bank of America, N.A. acted as lead arrangers and KeyBank National Association (“KeyBank”) acted as syndication agent.  Under the $300.0 million credit facility, each of AGC, Assured Guaranty (UK) Ltd. (“AG (UK)”), a subsidiary of AGC organized under the laws of the United Kingdom, Assured Guaranty Ltd., AG Re and AGRO are entitled to request the banks to make loans to such borrower or to request that letters of credit be issued for the account of such borrower.  The $300.0 million credit facility replaced (1) the $250.0 million credit facility and (2)  the Letter of Credit Agreement, both discussed below.

The proceeds of the loans and letters of credit are to be used for the working capital and other general corporate purposes of the borrowers and to support reinsurance transactions.

At the closing of the $300.0 million credit facility, (i) AGC guaranteed the obligations of AG (UK) under such facility, (ii) Assured Guaranty Ltd. guaranteed the obligations of AG Re and AGRO under such facility and agreed that, if the Company Consolidated Assets (as defined in the related credit agreement) of AGC and its subsidiaries were to fall below $1.2 billion, it would, within 15 days, guarantee the obligations of AGC and AG (UK) under such facility and (iii) Assured Guaranty Overseas US Holdings Inc., as a Material Non-AGC Subsidiary (as defined in the related credit agreement), guaranteed the obligations of Assured Guaranty Ltd., AG Re and AGRO under such facility.  Subsequently, AG Re and AGRO, as Material Non-AGC Subsidiaries, both guaranteed the obligations of the other and of Assured Guaranty Ltd. under such facility.

The $300.0 million credit facility’s financial covenants require that Assured Guaranty Ltd. (a) maintain a minimum net worth of $1.2 billion, (b) maintain an interest coverage ratio of at least 2.5:1, and (c) maintain a maximum debt-to-capital ratio of 30%.  In addition, the $300.0 million credit facility requires that AGC: (x) maintain qualified statutory capital of at least 80% of its statutory capital as of the fiscal quarter prior to the closing date of the facility and (y) maintain a ratio of aggregate net par outstanding to qualified statutory capital of not more than 150:1.  Furthermore, the $300.0 million credit facility contains restrictions on Assured Guaranty Ltd. and its subsidiaries, including, among other things, in respect of their ability to incur debt, permit liens, become liable in respect of guaranties, make loans or investments, pay dividends or make distributions, dissolve or become party to a merger, consolidation or acquisition, dispose of assets or enter into affiliate transactions.  Most of these restrictions are subject to certain minimum thresholds and exceptions.  A default by one borrower will give rise to a right of the lenders to terminate the facility and accelerate all amounts then outstanding.  As of September 30, 2005, Assured Guaranty was in compliance with all of those financial covenants.

As of September 30, 2005, no amounts were outstanding under this facility nor have there been any borrowings under this facility.

$250.0 million Credit Facility

On April 29, 2004, Assured Guaranty Ltd and certain of its subsidiaries entered into a $250.0 million unsecured credit facility (“$250.0 million credit facility, with a syndicate of banks, for which ABN AMRO

Incorporated and Bank of America, N.A. acted as co-arrangers. Each of Assured Guaranty, AGC and AG (UK), was a party, as borrower. The $250.0 million credit facility was terminated and replaced by the $300.0 million credit facility discussed above.

The $250.0 million credit facility was a 364-day facility available for general corporate purposes. As of its termination, no amounts were outstanding under this facility nor had there been any borrowings under the life of this facility.

Letter of Credit Agreement

On November 8, 2004, Assured Guaranty Ltd., AG Re and AGRO entered into a standby letter of credit agreement (the “LOC Agreement”) with KeyBank National Association (“KeyBank”). Under the LOC Agreement, KeyBank agreed to issue up to $50.0 million in letters of credit on our behalf. The obligations of Assured Guaranty Ltd., AG Re and AGRO under the LOC Agreement were joint and several. The letters of credit were used to satisfy AG Re’s or AGRO’s obligations under certain reinsurance agreements and for general corporate purposes. Under the LOC Agreement, KeyBank issued two letters of credit, both on behalf of AGRO, with an aggregate stated amount of approximately $20.7 million.  The parties to the LOC Agreement have agreed that no additional letters of credit would be issued, extended or renewed from and after the date of the closing of the $300.0 million credit facility and letters of credit that were outstanding on such date will, unless cancelled and surrendered by the respective beneficiaries thereof, remain outstanding until their respective stated expiration dates of December 31, 2005.  The LOC Agreement contains covenants that limit debt, liens, guaranties, loans and investments, dividends, liquidations, mergers, consolidations, acquisitions, sales of assets or subsidiaries and affiliate transactions.  Most of these restrictions were subject to certain minimum thresholds and exceptions. The LOC Agreement also contained financial covenants that required the Company: (i) to maintain the ratio of consolidated debt to total capitalization at not greater than 0.30 to 1.0; (ii) to maintain consolidated net worth of at least seventy-five percent (75%) of its consolidated net worth as of June 30, 2004; and (iii) to maintain the consolidated interest coverage ratio for any test period ending on the last day of a fiscal quarter at not less than 2.50 to 1.0. In addition, the LOC Agreement provided that the obligations of KeyBank to issue letters of credit may be terminated, and our obligations under the agreement may be accelerated, upon an event of default.  As of December 31, 2004, no amounts were payable under any letter of credit issued under this facility. The LOC Agreement expired on April 28, 2005, and was replaced by the $300.0 million credit facility discussed above.

Non-Recourse Credit Facility

AGC is also party to a non-recourse credit facility with a syndicate of banks which provides up to $175.0 million specifically designed to provide rating agency-qualified capital to further support AGC’s claims paying resources. The facility expires in December 2010. As of September 30, 2005 and December 31, 2004, no amounts were outstanding under this facility nor have there been any borrowings under the life of this facility.

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

As of September 30, 2005, the put option had not been exercised.

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

Investment Portfolio

Our investment portfolio consisted of $2,192.5 million of fixed maturity securities, $62.8 million of short-term investments and had a duration of 4.4 years as of September 30, 2005. Our investment portfolio consisted of $1,965.1 million of fixed maturity securities, $175.8 million of short-term investments and had a duration of 5.0 years as of December 31, 2004.  Our fixed maturity securities are designated as available for sale in accordance with FAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”(“FAS 115”). Fixed maturity securities are reported at fair value in accordance with FAS 115, and the change in fair value is reported as part of accumulated other comprehensive income.

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

The following table summarizes the ratings distributions of our investment portfolio as of September 30, 2005 and December 31, 2004. Ratings are represented by the lower of the Moody’s and S&P classifications.

	As of September 30, 2005	As of December 31, 2004

AAA or equivalent	84.2%	77.7%
AA	11.5%	15.6%
A	4.3%	6.6%
BBB	—	0.1%
Total	100.0%	100.0%

As of September 30, 2005 and December 31, 2004, our investment portfolio did not contain any securities that were not rated or rated below investment grade.

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

Under agreements with our cedants and in accordance with statutory requirements, we maintain fixed maturity securities in trust accounts for the benefit of reinsured companies and for the protection of policyholders, generally in states where we or our subsidiaries, as applicable, are not licensed or accredited. The carrying value of such restricted balances as of September 30, 2005 and December 31, 2004 was $507.8 million and $304.4 million, respectively.

Under certain derivative contracts, we are required to post eligible securities as collateral, generally cash or U.S. government or agency securities. The need to post collateral under these transactions is generally based on marked to market valuations in excess of contractual thresholds. The fair market values of our pledged securities totaled $1.8 million as of September 30, 2005 and $1.9 million as of December 31, 2004.

Recent Accounting Pronouncements

See Note 2 to the Unaudited Interim Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Exposure to Hurricane Katrina

The Company’s net par outstanding on public finance exposures in counties designated by FEMA for both individual and public assistance in the states of Louisiana, Mississippi and Alabama totals $220.1 million, and of that amount $140.8 million is in Greater New Orleans (comprised of Orleans, St. Bernard and Jefferson parishes).  Over 90% of that exposure comes through our reinsurance segment.  Details by asset category are included in Table 1 below.  A list of the Company’s top ten public finance exposures in counties designated by FEMA for both individual and public assistance in the affected states is provided in Table 2.

Table 1

Public Finance Exposure in FEMA-Designated Counties*

Net Par Outstanding as of September 30, 2005

($ in Millions)

Bond Type	Alabama	Greater New Orleans**	Other Louisiana	Mississippi	Total
General obligation	$5.1	$14.7	$1.5	$9.8	$31.1
Healthcare	2.1	18.5	8.5	6.7	35.7
Higher education	0.1	3.7	0.9	0.7	5.4
Housing	—	0.1	0.6	0.1	0.9
Municipal utility	1.1	8.6	—	3.7	13.5
Other public finance	—	0.8	—	—	0.8
Tax backed	0.3	72.0	19.4	18.5	110.1
Transportation	—	22.5	0.1	—	22.6
Total	$8.8	$140.8	$31.1	$39.4	$220.1

* Counties designated by FEMA for both individual and public assistance as of October 7, 2005

** Includes Orleans, St. Bernard and Jefferson Parish

Table 2

Top Ten Public Finance Exposures in FEMA-Designated Counties*

Net Par Outstanding as of September 30, 2005

($ in Millions)

1	Ernest N. Morial - New Orleans Exhibition Hall Authority	$29.5
2	New Orleans Aviation Board	19.8
3	West Jefferson Medical Center	16.5
4	Rankin County School District	16.3
5	Jefferson Parish Special Sales Tax	15.5
6	Louisiana Stadium & Exposition District	13.1
7	New Orleans General Obligation	9.7
8	St. Tammany Parish School Board	9.5
9	New Orleans Water Facilities	7.3
10	Franciscan Missionaries of Our Lady Health System	6.3
	Total Top Ten Public Finance Exposures in FEMA-Designated Counties*	$143.5

* Counties designated by FEMA for both individual and public assistance as of October 7, 2005

The Company’s exposure to investor-owned utilities in the affected states totals $55.0 million and is presented in Table 3.  With respect to the Company’s structured finance net par outstanding, management’s review of Assured Guaranty’s structured finance portfolio shows no significant concentrations in the areas affected by Hurricane Katrina, as these exposures are generally secured by geographically diverse pools of assets.

Table 3

 Investor-Owned Utility Exposure in Alabama, Louisiana and Mississippi

Net Par Outstanding as of September 30, 2005

($ in Millions)

	Alabama	Louisiana	Mississippi	Total
Investor-owned utilities	$39.1	$4.4	$11.5	$55.0

For informational purposes, the Company’s total public finance net par outstanding exposure in Louisiana, Mississippi and Alabama is $1,393.0 million, inclusive of the counties designated by FEMA for individual and public assistance, and is summarized in Table 4.

Table 4

Public Finance Exposure in Alabama, Louisiana and Mississippi

Net Par Outstanding as of September 30, 2005

($ in Millions)

	Alabama	Louisiana	Mississippi	Total
Public finance	$977.2	$354.2	$61.6	$1,393.0

As of September 30, 2005 the Company has recorded $0.3 million in portfolio reserves, but has not recorded any case reserves for this event, as no case reserves have been reported to us by any of our ceding company clients.  In addition, only one claim has been paid, in the amount of $61,067, for which a full recovery is expected.  We have added 17 credits with net par outstanding of $143.0 million to Category 1 of our Closely Monitored Credits (“CMC”) list and 1 credit with net par outstanding of $2.1 million to Category 3 of the CMC list related to Hurricane Katrina. Nonetheless, significant uncertainty exists with regard to both the probability of defaults occurring and the loss severities that will apply to any defaults that do occur. The Company’s surveillance department is actively monitoring specific exposures in coordination with our reinsurance clients and will continue to assess the impact of Hurricane Katrina on the credit quality of our portfolio.

Item 3.             Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk represents the potential for losses that may result from changes in the value of a financial instrument as a result of changes in market conditions. The primary market risks that impact the value of our financial instruments are interest rate risk, basis risk, such as taxable interest rates relative to tax-exempt interest rates, and credit spread risk. Senior managers in our surveillance department are responsible for monitoring risk limits and applying risk measurement methodologies. The estimation of potential losses arising from adverse changes in market conditions is a key element in managing market risk. We use various systems, models and stress test scenarios to monitor and manage market risk. These models include estimates made by management that use current and historic market information. The valuation results from these models could differ materially from amounts that actually are realized in the market. See “Critical Accounting Estimates—Valuation of Investments.”

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer’s Purchases of Equity Securities

On November 4, 2004, the Company’s Board of Directors authorized a $25.0 million share stock repurchase program with no scheduled date to expire. In April 2005, the Company completed the share buyback program. As of September 30, 2005, the Company has spent $25.0 million to repurchase approximately 1.3 million shares of its Common Stock at an average price of $18.69. The following table reflects purchases made by the Company during the three months ended September 30, 2005:

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

July 1 – July 31	154	(1)	$23.35	—	$9
August 1 – August 31	2,263	(1)	$22.63	—
September 1 – September 30	—		—	—
Total	2,417		$22.68	—	$9

(1)   Shares repurchased from employees for the payment of withholding taxes due in connection with the vesting of restricted stock awards.

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

Assured Guaranty Ltd.(Registrant)

Dated: November 7, 2005	By:	/S/ Robert B. Mills

Robert B. Mills Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Assured Guaranty Corp.’s Consolidated Unaudited Financial Statements as of September 30, 2005 and December 31, 2004 and for the Three and Nine Months Ended September 30, 2005 and 2004