Form 10-K
period 2005-12-31
ASSURED GUARANTY LTD
filed 2006-03-02
CIK 1273813

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                  .

Commission File Number 001-32141

Assured Guaranty Ltd.

(Exact name of Registrant as specified in its charter)

Bermuda	98-0429991
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

30 Woodbourne Avenue

Hamilton HM 08Bermuda

(441) 299-9375

(Address, including zip code, and telephone number,

including area code, of Registrant’s principal executive office)

None

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 per share	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of the close of business on June 30, 2005 was $1,137,672,763 (based upon the closing price of the Registrant’s shares of the New York Stock Exchange on that date, which was $23.36). For purposes of this information, the outstanding shares of Common Stock which were owned by all directors and executive officers of the Registrant and by ACE Limited were deemed to be shares of Common Stock held by affiliates.

As of February 24, 2006, 75,173,957 shares of Common Stock, par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of Registrant’s definitive proxy statement relating to its Annual General Meeting of Shareholders are incorporated by reference to Part III of this report.

FORWARD-LOOKING STATEMENTS

Some of the statements under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-K may include forward-looking statements which reflect our current views with respect to future events and financial performance. These statements include forward-looking statements both with respect to us specifically and the insurance and reinsurance industries in general. Statements which include the words “expect,” “intend,” “plan,” “believe,” “project,” “anticipate,” “may,” “will,” “continue,” “further,” “seek,” and similar words or statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise.

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

•       contract cancellations;

•       developments in the world’s financial and capital markets that adversely affect our loss experience, the demand for our products or our investment returns;

•       more severe or frequent losses associated with our insurance products;

•       changes in regulation or tax laws applicable to us, our subsidiaries or customers;

•       governmental actions;

•       natural catastrophes;

•       dependence on customers;

•       decreased demand for our insurance or reinsurance products or increased competition in our markets;

•       loss of key personnel;

•       technological developments;

•       the effects of mergers, acquisitions and divestitures;

•       changes in accounting policies or practices (see Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “—Critical Accounting Estimates—Reserves for losses and loss adjustment expenses”, for more information;

•       changes in general economic conditions, including interest rates and other factors;

•       other risks and uncertainties that have not been identified at this time; and

•       management’s response to these factors.

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

i

PART I

ITEM 1.              BUSINESS

Overview

Assured Guaranty Ltd. (hereafter “Assured Guaranty,” “we,” “us,” “our” or the “Company”) is a Bermuda-based holding company that provides, through its operating subsidiaries, credit enhancement products to the public finance, structured finance and mortgage markets. Credit enhancement products are financial guaranty or other types of support, including credit derivatives, that improve the credit of underlying debt obligations. We apply our credit expertise, risk management skills and capital markets experience to develop insurance, reinsurance and derivative products that meet the credit enhancement needs of our customers. Under a reinsurance agreement, the reinsurer, in consideration of a premium paid to it, agrees to indemnify another insurer, called the ceding company, for part or all of the liability of the ceding company under one or more insurance policies that the ceding company has issued. A derivative is a financial instrument whose characteristics and value depend upon the characteristics and value of an underlying security or commodity. We market our products directly and through financial institutions, serving the U.S. and international markets.

Assured Guaranty Ltd. was incorporated in Bermuda in August 2003. We operate through wholly-owned subsidiaries including Assured Guaranty Re Ltd. (“AG Re”, formerly Assured Guaranty Re International Ltd.), Assured Guaranty US Holdings Inc. and Assured Guaranty Finance Overseas Ltd. (“AGFOL”). Our principal operating subsidiaries are Assured Guaranty Corp. (“AGC”) and AG Re.

•       AG Re is incorporated under the laws of Bermuda and is licensed as a Class 3 Insurer and a Long-Term Insurer under the Insurance Act 1978 and related regulations of Bermuda. AG Re directly owns Assured Guaranty Barbados Holdings Ltd., which owns Assured Guaranty Overseas US Holdings Inc., a Delaware corporation. AG Re indirectly owns, through Barbados and United States holding companies, the entire share capital of a Bermuda reinsurer, Assured Guaranty Re Overseas Ltd. (“AGRO”). AGRO, in turn, owns Assured Guaranty Mortgage Insurance Company (“Assured Guaranty Mortgage”), a New York corporation. AG Re and AGRO underwrite financial guaranty and residential mortgage reinsurance. AG Re and AGRO write business as direct reinsurers of third-party primary insurers and as reinsurers/retrocessionaires of certain affiliated companies and also provide portfolio credit default swaps, where the counterparty is usually an investment bank.

•       Assured Guaranty US Holdings Inc., a Delaware holding company, owns 100% of AG Financial Products Inc., a Delaware corporation, and AGC. AGC, a Maryland-domiciled insurance company, was organized in 1985 and commenced operations in January 1988, provides insurance and reinsurance of investment grade financial guaranty exposures, including municipal and nonmunicipal reinsurance, and credit default swap transactions. Prior to April 2004, AGC also wrote trade credit reinsurance, but has ceased writing this business since the initial public offering (“IPO”). AGC owns 100% of Assured Guaranty (UK) Ltd., a United Kingdom (“UK”) incorporated company licensed as a UK insurance company, and Assured Value Insurance Company (formerly Assured Guaranty Risk Assurance Company), a Maryland domiciled insurance company.

•       AGFOL, based in the UK, is regulated by the Financial Services Authority as an Arranger that markets and sources derivative transactions. AGFOL does not itself take risk in the transactions it arranges or places, and may not hold funds on behalf of its customers.

Our Operating Segments

Our financial results include four principal business segments: financial guaranty direct, financial guaranty reinsurance, mortgage guaranty and other. We primarily conduct our business in the United States, Bermuda and the European community. The following table sets forth our gross written premiums by segment for the periods presented:

Gross Written Premiums By Segment

	Year Ended December 31,
	2005	2004	2003
	($ in millions)
Financial guaranty direct:
Structured finance	$74.4	$75.1	$67.7
Public finance	21.8	5.7	3.4
Total financial guaranty direct	96.2	80.8	71.1
Financial guaranty reinsurance:
Structured finance	35.1	41.4	46.0
Public finance	62.9	118.9	117.1
Total financial guaranty reinsurance	98.0	160.3	163.1
Mortgage guaranty	25.9	24.4	24.4
Total financial guaranty gross written premiums	220.1	265.5	258.6
Other	32.0	(74.6)	90.6
Total	$252.1	$190.9	$349.2

Financial Guaranty Direct

Financial guaranty direct insurance provides an unconditional and irrevocable guaranty that protects the holder of a financial obligation against non-payment of principal and interest when due. Financial guaranty insurance may be issued to the holders of the insured obligations at the time of issuance of those obligations, or may be issued in the secondary market to holders of public bonds and structured securities. Both issuers of and investors in financial instruments may benefit from financial guaranty insurance. Issuers benefit because the insurance may have the effect of lowering an issuer’s cost of borrowing to the extent that the insurance premium is less than the value of the difference between the yield on the insured obligation (which carries the credit rating of the insurer) and the yield on the obligation if sold on the basis of its uninsured credit rating. Financial guaranty insurance also improves the marketability of obligations issued by infrequent or unknown issuers, as well as obligations with complex structures or backed by asset classes new to the market. Investors benefit from increased liquidity in the secondary market, added protection against loss in the event of the obligor’s default on its obligation, and reduced exposure to price volatility caused by changes in the credit quality of the underlying issue.

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

Financial guaranty direct products are generally provided for structured finance and public finance obligations in the U.S. and international markets.

Structured Finance—Structured finance obligations are generally backed by pools of assets, such as residential mortgage loans, consumer or trade receivables, securities or other assets having an ascertainable cash flow or market value, which are generally held by a special purpose issuing entity. Structured finance obligations can be “funded” or “synthetic.” Funded structured finance obligations generally have the benefit of one or more forms of credit enhancement, such as over-collateralization and excess cash flow, to cover credit risks associated with the related assets. Synthetic structured finance obligations generally take the form of credit derivatives or credit-linked notes that reference a pool of securities or loans, with a defined deductible to cover credit risks associated with the referenced securities or loans.

Public Finance—Public finance obligations consist primarily of debt obligations issued by or on behalf of states or their political subdivisions (counties, cities, towns and villages, utility districts, public universities and hospitals, public housing and transportation authorities), other public and quasi-public entities (including non-U.S. sovereigns and subdivisions thereof), private universities and hospitals, and investor-owned utilities. These obligations generally are supported by the taxing authority of the issuer, the issuer’s or underlying obligor’s ability to collect fees or assessments for certain projects or public services or revenues from operations. This market also includes project finance obligations, as well as other structured obligations supporting infrastructure and other public works projects.

Financial Guaranty Reinsurance

Financial guaranty reinsurance indemnifies a primary insurance company against part of a loss that the latter may sustain under a policy that it has issued. The reinsurer may itself purchase reinsurance protection (“retrocessions”) from other reinsurers, thereby reducing its own exposure.

Reinsurance agreements take two major forms: “treaty” and “facultative.” Treaty reinsurance requires the reinsured to cede, and the reinsurer to assume, specific classes of risk underwritten by the ceding company over a specified period of time, typically one year. Facultative reinsurance is the reinsurance of part of one or more specified policies, and is subject to separate negotiation for each cession.

Financial Guaranty Portfolio

The principal types of obligations covered by our financial guaranty direct and our financial guaranty reinsurance businesses are structured finance and public finance obligations. Because both businesses involve similar risks, we analyze and monitor our financial guaranty direct portfolio and our financial guaranty reinsurance portfolio on a coordinated basis. In the tables that follow, our reinsurance par outstanding is reported on a one-quarter lag due to the timing of receipt of reports prepared by our ceding companies. The following table sets forth our financial guaranty net par outstanding by product line:

Net Par Outstanding By Product Line

	As of December 31,
	2005	2004	2003
	($ in billions)
Structured Finance:
Direct	$33.9	$28.4	$21.6
Reinsurance	12.9	12.7	13.3
Total structured finance	46.8	41.1	34.9
Public Finance:
Direct	4.4	3.2	2.1
Reinsurance	51.3	51.3	50.5
Total public finance	55.7	54.5	52.6
Total net par outstanding	$102.5	$95.6	$87.5

Structured Finance Obligations—We insure and reinsure a number of different types of structured finance obligations, including the following:

Mortgage-Backed and Home Equity—These include obligations backed by closed-end first mortgage loans and closed- and open-end second mortgage loans or home equity loans on one-to-four family residential properties, including condominiums and cooperative apartments. Insured domestic residential mortgage loans tend to be concentrated in the “sub-prime” sector, characterized by lower quality borrowers and higher levels of structural credit protection through subordination and/or excess spread.

Collateralized Debt Obligations—These include securities primarily backed by pooled corporate debt obligations, such as corporate bonds, bank loans or loan participations, asset-backed securities, residential and commercial mortgage-backed securities and trust preferred securities. These securities are often issued in “tranches,” with subordinated tranches providing credit support to the more senior tranches. Our financial guaranty exposures generally are to the more senior tranches of these issues. Prior to 2004 we also wrote equity layer credit protection on CDOs; these exposures are reported in our other segment.

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

Other Structured Finance—Other structured finance exposures in our portfolio include bonds or other securities backed by assets not generally described in any of the other four categories.

The following table sets forth our structured finance direct and reinsurance gross par written by asset type (stated as a percentage of total structured finance direct and reinsurance gross par) for the periods presented:

Structured Finance Gross Par Written by Asset Type

	Year Ended December 31,
	2005	2004	2003
	($ in billions)
Collateralized debt obligations	50.0%	20.9%	40.5%
Mortgage-backed and home equity	30.8%	63.4%	21.2%
Commercial receivables	8.2%	6.5%	19.1%
Consumer receivables	2.5%	5.3%	12.1%
Other structured finance	8.5%	3.9%	7.1%
Total	100.0%	100.0%	100.0%
Total structured finance gross par written	$19.1	$15.2	$10.3

The following table sets forth our structured finance direct and reinsurance net par outstanding by asset type (stated as a percentage of total structured finance direct and reinsurance net par outstanding) as of the dates indicated:

Structured Finance Net Par Outstanding by Asset Type

	As of December 31,
	2005	2004	2003
	($ in billions)
Collateralized debt obligations	49.2%	42.0%	46.1%
Mortgage-backed and home equity	25.6%	29.0%	15.5%
Commercial receivables	11.5%	11.7%	15.1%
Consumer receivables	5.5%	8.4%	11.3%
Other structured finance	8.2%	8.9%	12.0%
Total	100.0%	100.0%	100.0%
Total structured finance par outstanding	$46.8	$41.1	$34.9

The table below shows our ten largest financial guaranty structured finance direct and reinsurance exposures by revenue source as a percentage of total financial guaranty net par outstanding as of December 31, 2005:

Ten Largest Structured Finance Exposures

	Net Par Outstanding	Percent of Total Net Par Outstanding	Internal Rating(1)
	($ in millions)
Synthetic—International Mortgage Backed Securities	$1,102	1.1%	AAA
Park Place 2004-MHQ1 Class A-1	846	0.8%	AAA
Structured Finance Corporate Pool	781	0.8%	AAA
Countrywide Home Equity Loan Trust 2005-J Class 1-A	750	0.7%	BBB-
Countrywide Home Equity Loan Trust 2005-J Class 2-A	750	0.7%	BBB-
Synthetic CDO—IG Corporate	740	0.7%	AAA
Stichting Profile Securitization I	602	0.6%	AAA
Synthetic CDO—IG ABS	594	0.6%	AAA
Synthetic CDO—IG ABS	563	0.5%	AAA
Synthetic CDO—IG Corporate	551	0.5%	AAA
Total of top ten exposures	$7,279	7.0%

(1)          These ratings represent our internal assessment of the underlying credit quality of the insured obligations. Our scale is comparable to that of the nationally recognized rating agencies.

Public Finance Obligations—We insure and reinsure a number of different types of public obligations, including the following:

Tax-Backed Bonds—These include a variety of obligations that are supported by the issuer from specific and discrete sources of taxation and include tax-backed revenue bonds, general fund obligations and lease revenue bonds. Tax-backed obligations may be secured by a lien on specific pledged tax revenues, such as a gasoline or excise tax, or incrementally from growth in property tax revenue associated with growth in property values. These obligations also include obligations secured by special assessments levied against property owners and often benefit from issuer covenants to enforce collections of such assessments and to foreclose on delinquent properties. Lease revenue bonds typically are general fund obligations of a municipality or other governmental authority that are subject to annual appropriation or abatement; projects financed and subject to such lease payments ordinarily include real estate or equipment serving an essential public purpose. Bonds in this category also include moral obligations of municipalities or governmental authorities.

General Obligation Bonds—These include full faith and credit bonds that are issued by states, their political subdivisions and other municipal issuers, and are supported by the general obligation of the issuer to pay from available funds and by a pledge of the issuer to levy ad valorem taxes in an amount sufficient to provide for the full payment of the bonds.

Transportation Bonds—These include a wide variety of revenue-supported bonds, such as bonds for airports, ports, tunnels, municipal parking facilities, toll roads and toll bridges.

Municipal Utility Bonds—These include the obligations of all forms of municipal utilities, including electric, water and sewer utilities and resource recovery revenue bonds. These utilities may be organized in various forms, including municipal enterprise systems, authorities or joint-action agencies.

Investor-Owned Utility Bonds—These include obligations primarily backed by investor-owned utilities, most commonly, first mortgage bond obligations of for-profit electric or water utilities providing retail, industrial and commercial service, and also include sale-leaseback obligation bonds supported by such entities. In each case, these bonds are secured by a mortgage on property owned by or leased to an investor-owned utility.

Higher Education bonds—These include obligations secured by revenue collected by either public or private colleges and universities. Such revenue can encompass all of an institution’s revenue, including tuition and fees, or in other cases, can be specifically restricted to certain auxiliary sources of revenue.

Healthcare Bonds—These include obligations of healthcare facilities including community based hospitals and systems. In addition to healthcare facilities, obligors in this category include a small number of health maintenance organizations and long-term care facilities.

Housing Revenue Bonds—These include obligations relating to both single and multi-family housing, issued by states and localities, supported by cash flow and, in some cases, insurance from such entities as the Federal Housing Administration.

Other Public Bonds—These include other debt issued, guaranteed or otherwise supported by U.S. national or local governmental authorities, as well as student loans, revenue bonds, and obligations of some not-for-profit organizations. Also included in this category are international public obligations, including the obligations of sovereign and sub-sovereign non-U.S. issuers, project finance transactions involving projects leased to or supported by payments from non-U.S. governmental or quasi-governmental entities, as well as other obligations having international aspects, but which otherwise would fall within the other described categories.

The following table sets forth our public finance direct and reinsurance gross par written by bond type (stated as a percentage of total public finance direct and reinsurance gross par written) for the years presented:

Public Finance Gross Par Written by Asset Type

	Year Ended December 31,
	2005	2004	2003
	($ in billions)
Tax-backed	26.9%	22.2%	22.8%
General obligation	23.6%	25.7%	16.5%
Transportation	14.9%	4.0%	14.0%
Investor-owned utilities	11.1%	8.6%	5.0%
Municipal utilities	11.1%	12.4%	24.8%
Higher education	4.5%	2.0%	1.7%
Healthcare	3.6%	18.9%	8.6%
Housing	1.2%	2.4%	3.3%
Other public finance	3.1%	3.8%	3.3%
Total	100.0%	100.0%	100.0%
Total public finance gross par written	$7.2	$8.2	$6.8

The following table sets forth our public finance direct and reinsurance net par outstanding by bond type (stated as a percentage of total public finance direct and reinsurance net par outstanding) as of the dates indicated:

Public Finance Net Par Outstanding by Asset Type

	As of December 31,
	2005	2004	2003
	($ in billions)
General obligation	23.1%	23.3%	22.4%
Tax-backed	19.4%	19.1%	17.6%
Municipal utilities	19.3%	20.0%	21.1%
Transportation	13.2%	12.6%	13.2%
Healthcare	11.5%	12.1%	10.8%
Investor-owned utilities	5.1%	4.1%	3.5%
Housing	2.4%	2.5%	2.0%
Higher education	2.2%	2.0%	1.8%
Structured municipal	1.5%	2.5%	6.4%
Other public finance	2.3%	1.8%	1.2%
Total	100.0%	100.0%	100.0%
Total public finance net par outstanding	$55.7	$54.5	$52.6

The table below shows our ten largest financial guaranty public finance direct and reinsurance exposures by revenue source as a percentage of total financial guaranty net par outstanding as of December 31, 2005:

Ten Largest Public Finance Exposures

	Net Par Outstanding	Percent of Total Net Par Outstanding	Internal Rating(1)
	($ in millions)
California State General Obligation & Leases	$887	0.9%	A-
New Jersey State General Obligation & Leases	766	0.7%	AA-
Long Island Power Authority	700	0.7%	A-
New York City General Obligation	647	0.6%	A
Denver Colorado Airport System	620	0.6%	A
New York City Municipal Water Finance Authority	608	0.6%	AA+
Chicago Illinois General Obligation	587	0.6%	A+
Massachusetts State General Obligation & Bay Transportation	580	0.6%	AA-
Jefferson County Alabama Sewer	578	0.6%	A
Houston Texas Water & Sewer System	549	0.5%	A+
Total of top ten exposures	$6,522	6.4%

(1)          These ratings represent our internal assessment of the underlying credit quality of the insured obligations. Our scale is comparable to that of the nationally recognized rating agencies.

Financial Guaranty Portfolio by Internal Rating

The following table sets forth our financial guaranty portfolio as of December 31, 2005 by internal rating:

Financial Guaranty Portfolio by Internal Rating

Rating Category(1)	Net Par Outstanding	Percent of Total Net Par Outstanding
	($ in billions)
AAA	$34.5	33.7%
AA	20.0	19.5%
A	30.3	29.5%
BBB	16.4	16.0%
Below investment grade	1.3	1.3%
Total	$102.5	100.0%

(1)          These ratings represent our internal assessment of the underlying credit quality of the insured obligations. Our scale is comparable to that of the nationally recognized rating agencies.

Financial Guaranty Portfolio by Geographic Area

The following table sets forth the geographic distribution of our financial guaranty portfolio as of December 31, 2005:

Financial Guaranty Portfolio by Geographic Area

	Net Par Outstanding	Percent of Total Net Par Outstanding
	($ in billions)
United States:
California	$7.3	7.1%
New York	5.6	5.5%
Texas	3.4	3.3%
Illinois	3.1	3.0%
Florida	2.7	2.6%
Massachusetts	2.6	2.6%
New Jersey	2.3	2.2%
Pennsylvania	2.2	2.2%
Washington	2.0	1.9%
Puerto Rico	1.6	1.6%
Other states	18.0	17.5%
Mortgage and structured (multiple states)	38.6	37.7%
Total U.S.	89.4	87.2%
International	13.1	12.8%
Total	$102.5	100.0%

Financial Guaranty Portfolio by Issue Size

We seek broad coverage of the market by insuring and reinsuring small and large issues alike. The following table sets forth the distribution of our portfolio as of December 31, 2005 by original size of our exposure:

Financial Guaranty Portfolio by Issue Size

Original Par Amount Per Issue	Number of Issues	Percent of Total Number of Issues	Net Par Outstanding	% of Total Net Par Outstanding
	($ in billions)
Less than $10.0 million	8,186	78.0%	$5.7	5.6%
$10.0 through $24.9 million	996	9.5%	10.9	10.6%
$25.0 through $49.9 million	545	5.2%	13.2	12.9%
$50.0 million and above	770	7.3%	72.7	70.9%
Total	10,497	100.0%	$102.5	100.0%

Financial Guaranty Portfolio by Source

The following table sets forth our financial guaranty portfolio as of and for the year ended December 31, 2005 by source:

Financial Guaranty Portfolio by Source

	Gross Par Written	Gross Par In Force
	($ in billions)
Direct	$17.2	$40.8
Reinsurance:
FSA	4.6	26.6
Ambac	2.6	11.7
FGIC	1.4	9.7
MBIA(1)	—	15.0
Other ceding companies	0.5	1.5
Total	$26.3	$105.3

(1)          The Company had $16.6 million of gross par written in 2005.

Mortgage Guaranty Insurance/Reinsurance

Mortgage guaranty insurance is a specialized class of credit insurance that provides protection to mortgage lending institutions against the default of borrowers on mortgage loans that, at the time of the advance, had a loan-to-value (“LTV”) in excess of a specified ratio. In the United States, governmental agencies and private mortgage guaranty insurance compete in this market, while some lending institutions choose to self-insure against the risk of loss on high LTV mortgage loans.

Reinsurance in the mortgage guaranty insurance industry is used to increase the insurance capacity of the ceding company, to assist the ceding company in meeting applicable regulatory and rating agency requirements, to augment the financial strength of the ceding company, and to manage the ceding company’s risk profile.

The U.S. private mortgage guaranty insurance industry, composed of only monoline insurance companies as required by law, provides two basic types of coverage: primary insurance, which protects lenders against default on individual residential mortgage loans by covering losses on such loans to a stated percentage, and pool insurance, which protects lenders against loss on an underlying pool of individual mortgages by covering the full amount of the loss (less the proceeds from any applicable primary coverage) on individual residential mortgage loans in the pool, with an aggregate limit usually expressed as a percentage of the initial loan balances in the pool. Primary and pool insurance are used to facilitate the sale of mortgage loans in the secondary mortgage market, principally to the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). Fannie Mae and Freddie Mac provide indirect funding for approximately half of all mortgage loans originated in the United States. Fannie Mae and Freddie Mac are prohibited by their charters from purchasing mortgage loans with LTV’s of greater than 80% unless the loans are insured by a designated mortgage guaranty insurer or some other form of credit enhancement is provided. In addition, pool insurance is often used to provide credit support for mortgage-backed securities and other secondary mortgage market transactions.

Mortgage guaranty reinsurance comprises the bulk of our in-force mortgage business. We have provided reinsurance of primary mortgage insurance and pool insurance in the United States on a quota share and excess of loss basis. Quota share reinsurance describes all forms of reinsurance in which the reinsurer shares in a proportional part of the original premiums and losses of the business ceded by the primary company (subject to a ceding commission). Excess of loss reinsurance refers to reinsurance which indemnifies the ceding company for that portion of the loss that exceeds an agreed-upon “retention.” There has been a decrease in demand for our quota share mortgage guaranty reinsurance products over the last five years, as primary mortgage insurers have expanded their capital bases.

We have been a leading provider of excess of loss reinsurance to lender captives and third-party insurers in the United Kingdom. There is not a consistent demand for mortgage insurance guaranty (“MIG”) reinsurance in the United Kingdom although business opportunities may arise from time to time. We have entered into multi-year reinsurance arrangements with several lenders and third-party insurers.

We have also participated in the mortgage reinsurance markets in Ireland, Hong Kong and Australia. We have participated in these markets on an excess of loss basis with high attachment points and believe that our risk of loss on these transactions is remote.

The mortgage guaranty segment has a decreasing portfolio and is opportunistic with limited possibilities for new business due to our change in business strategy and the overall market for mortgage insurance. New business in this segment will be generated at irregular intervals.

Mortgage Portfolio

The following table sets forth our mortgage insurance and reinsurance risk in force by geographic region as of December 31, 2005:

Mortgage Guaranty Risk In Force By Geographic Region

	Risk In Force	Percent
	($ in millions)
United Kingdom	$1,618.2	69.4%
Ireland	377.8	16.2%
United States	136.2	5.8%
Hong Kong	118.9	5.1%
Australia	80.8	3.5%
Total	$2,331.9	100.0%

The following table sets forth our mortgage guaranty risk in force by treaty type as of December 31, 2005:

Mortgage Guaranty Risk In Force By Treaty Type

	Risk In Force	Percent
	($ in millions)
Excess of loss	$2,281.8	97.9%
Quota share	50.1	2.1%
Total	$2,331.9	100.0%

Other

We have participated in several lines of business that are reflected in our historical financial statements, but that we have exited, including equity layer credit protection, trade credit reinsurance, title reinsurance, life, accident and health reinsurance (“LA&H”) and auto residual value reinsurance. Also included in this segment is the impact of the affiliate reinsurance transactions described under

“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Significant Affiliate Transactions.”

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

Auto residual value reinsurance protects automobile lessors and balloon note lenders against the risk that the actual value of an automobile at lease end or loan maturity will be less than the projected residual value of the automobile. We stopped writing new business in this line in 2001. All of this business was either retroceded to a subsidiary of ACE Limited (“ACE”), our former parent, or commuted effective April 1, 2004.

Underwriting

The underwriting, operations and risk management guidelines, policies and procedures of our insurance and reinsurance subsidiaries are tailored to their respective businesses, providing multiple levels of credit review and analysis.

Exposure limits and underwriting criteria are established, as appropriate, for sectors, countries, single risks and in the case of structured finance obligations, servicers. Single risk limits are established in relation to the Company’s capital base and are based on our assessment of potential severity of loss as well as other factors.

Critical risk factors for proposed public finance exposures include, for example, the credit quality of the issuer, the type of issue, the repayment source, security pledged, the presence of restrictive covenants, and the issue’s maturity. Underwriting consideration for exposures include (1) class, reflecting economic and social factors affecting that bond type, including the importance of the proposed project, (2) the financial management of the project and of the issuer, and (3) various legal and administrative factors. In cases where the primary source of repayment is the taxing or rate setting authority of a public entity, such as general obligation bonds, transportation bonds and municipal utility bonds, emphasis is placed on the overall financial strength of the issuer, the economic and demographic characteristics of the taxpayer or ratepayer base and the strength of the legal obligation to repay the debt. In cases of quasi-public entities such as healthcare bonds and private higher education bonds, emphasis is placed on the financial stability of the institution, its competitive position and its management.

Structured finance obligations generally present three distinct forms of risk: (1) asset risk, pertaining to the amount and quality of assets underlying an issue; (2) structural risk, pertaining to the extent to which an issue’s legal structure provides protection from loss; and (3) execution risk, which is the risk that poor performance by a servicer contributes to a decline in the cash flow available to the transaction. Each risk is addressed in turn through our underwriting process. Generally, the amount and quality of asset coverage required with respect to a structured finance exposure is dependent upon the historic performance of the subject asset class, or those assets actually underlying the risk proposed to be insured or reinsured. Future performance expectations are developed from this history, taking into account economic, social and political factors affecting that asset class as well as, to the extent feasible, the subject assets themselves. Conclusions are then drawn about the amount of over-collateralization or other credit enhancement necessary in a particular transaction in order to protect investors (and therefore the insurer or reinsurer) against poor asset performance. In addition, structured securities usually are designed to protect investors (and therefore the guarantor) from the bankruptcy or insolvency of the entity which originated the underlying assets, as well as the bankruptcy or insolvency of the servicer of those assets.

For international transactions, an analysis of the country or countries in which the risk resides is performed. Such analysis includes as assessment of the political risk as well as the economic and demographic characteristics of the country or countries. For each transaction, we perform an assessment of the legal regime governing the transaction and the laws affecting the underlying assets supporting the obligations.

Underwriting Procedures

Each insurance, facultative reinsurance and credit derivative transaction after passing an initial assessment intended to consider the desirability of the proposed exposure, is assigned to a team including relevant underwriting and legal personnel. Finance personnel review the proposed exposure for compliance with applicable accounting standards and investment guidelines. The team reviews the structure of the transaction, and the underwriter reviews credit issues pertinent to the particular line of business. In our structured financial guaranty and mortgage guaranty lines, underwriters generally apply computer models to stress cash flows in their assessment of the risk inherent in a particular transaction. For reinsurance transactions, stress model results may be provided by the primary insurer. Stress models may also be developed internally by our underwriting department and reflect both empirical research as well as information gathered from third parties, such as rating agencies, investment banks or servicers. Where warranted to assess a particular credit risk properly, we may perform a due diligence review in connection with a transaction. A due diligence review may include, among other things, meetings with issuer management, review of underwriting and operational procedures, file reviews, and review of financial procedures and computer systems. The structure of a transaction is also scrutinized from a legal perspective by in-house and, where appropriate, external counsel, and specialty legal expertise is consulted when our legal staff deems it appropriate.

Upon completion of underwriting analysis, the underwriter prepares a formal credit report that is submitted to an underwriting committee for review. In the vast majority of cases, an oral presentation is made to the committee, followed by questions from committee members and discussion among the committee members and the underwriters. In some cases, additional information may be presented at the meeting or required to be submitted prior to approval. Signatures of committee members are received and any further requirements, such as specific terms or evidence of due diligence, is noted. At the discretion of the Chief Credit Officer, for submissions that are of a relatively low-risk nature or where the transaction is substantially similar to others that have been submitted in the past, a formal meeting may be foregone. A formal submission and signatures of the committee members are required whether a formal meeting is held or not. U.S. direct business is submitted to AGC’s Underwriting Committee, which consists of senior professionals including underwriting officers, the President and Chief Credit Officer and other senior officers of AGC.  Transactions submitted by Assured Guaranty (UK) Ltd. must be approved by Assured Guaranty (UK) Ltd.’s Underwriting Committee, consisting of senior officers of Assured Guaranty (UK) Ltd., and a further Supervisory Underwriting Committee containing the President and Chief Credit Officer of AGC. Transactions submitted for execution in AGRO must be recommended by the AG Intermediary

Credit Committee, consisting substantially of senior officers of AGC including the President and Chief Credit Officer, and approved by AGRO’s underwriting managers in Bermuda. Transactions submitted for approval within AG Re must be approved by the AG Re Underwriting Committee, containing senior officers of AG Re, including the President and Chief Operating Officer.

Treaty Underwriting

The procedures for underwriting treaty business differ somewhat from those for facultative reinsurance, as we make a forward commitment to reinsure business from a ceding company for a specified period of time. Although we have the ability to exclude certain classes or categories of risk from a treaty, we have a limited ability to control the individual risks ceded pursuant to the terms of the treaty. As a result, we enter into reinsurance treaties only with ceding companies with proven track records and after extensive underwriting due diligence with respect to the proposed cedant. Prior to entering into a reinsurance treaty, we meet with senior management, underwriters, risk managers, and accounting and systems personnel of the proposed cedant. We evaluate the ceding company’s underwriting expertise and experience, capital position, in-force book of business, reserves, cash flow, profitability and financial strength. We actively monitor ceded treaty exposures. Collected data is evaluated regularly to detect ceded risks that are inconsistent with our expectations. If appropriate and permitted under the terms of the treaty, we add exclusions in response to risks identified during our evaluations. Our surveillance department conducts periodic audits of each ceding company. The audits entail review of underwriting and surveillance files, as well as meetings with management. Information gathered during these audits is used to re-evaluate treaties at the time of renewal.

Risk Management

The Company’s risk policies and limits are set by the Portfolio Risk Management Committee, which includes members of senior management and senior Credit and Surveillance officers. The Portfolio Risk Management Committee focuses on the measurement and management of credit, market and liquidity risk for the overall company and its main operating subsidiaries. It has established and maintains underwriting limits, policies and procedures and meets at least quarterly to review and set policy.

Our risk management personnel are responsible for transactional and treaty surveillance, insured portfolio management, risk syndication and claims administration. Risk management, in consultation with the Chief Credit Officer, designates those risks which are to be excluded from our reinsurance treaty assumptions. Tailored surveillance strategies have been developed for each type of exposure, depending upon the credit risk inherent in the exposure, with a view to determining credit trends in the insured book and making recommendations on portfolio management and risk mitigation strategies, to the extent appropriate. Because both businesses involve similar risks, we analyze and monitor our financial guaranty direct portfolio and our financial guaranty reinsurance portfolio on a coordinated basis.

We may also seek to mitigate the risk inherent in our exposures through the purchase of third party reinsurance or retrocessions, and may also periodically enter into other arrangements to alleviate all or a portion of this risk.

Direct Businesses

We conduct surveillance procedures to track risk aggregations and monitor performance of each risk. For municipal risk, we have review schedules for each credit dependent on the underlying rating of the credit and the revenue type. Credits perceived to have greater risk profiles are reviewed more frequently than other credits or classes of credits that historically have had few defaults. In the event of credit deterioration of a particular exposure, we review the credit more frequently and take remedial action as permitted by the terms of the transaction.

For structured securities and certain mortgage risks, we generally collect data, on a regular basis, and compare actual default and delinquency statistics to those generated by our models. To the extent that a transaction is performing materially below expectations, we seek to take steps to mitigate the potential for loss. Such steps may include meetings with servicers, re-evaluation of loan files and, in certain cases, removal of the servicer.

We have created various models to track performance of certain other large direct business lines including CDOs. These systems incorporate risk-tracking tools such as credit spreads and ratings which are obtained from third parties and incorporated into our risk tracking process.

Reinsurance Businesses

Our surveillance personnel take steps to ensure that the primary insurer is managing risk pursuant to the terms of the applicable reinsurance agreement. To this end, we conduct periodic audits of ceding companies. We may conduct additional surveillance audits during the year, at which time underwriting, surveillance and claim files of the ceding company are reviewed. In the event of credit deterioration of a particular exposure, more frequent reviews of the ceding company’s risk mitigation activities are conducted. For certain exposures, we also will undertake an independent analysis and remodeling of the transaction.

Closely Monitored Credits

Our surveillance department is responsible for monitoring our portfolio of credits and maintains a list of closely monitored credits. The closely monitored credits are divided into four categories: Category 1 (low priority; fundamentally sound, greater than normal risk); Category 2 (medium priority; weakening credit profile, may result in loss); Category 3 (high priority; claim/default probable, case reserve established); Category 4 (claim paid, case reserve established for future payments). The closely monitored credits include all below investment grade (BIG) exposures where there is a material amount of exposure (generally greater than $10.0 million) or a material risk of the Company incurring a loss greater than $0.5 million. The closely monitored credits also include investment grade (IG) risks where credit quality is deteriorating and where, in the view of the Company, there is significant potential that the risk quality will fall below investment grade. The closely monitored credits include approximately 96% of our BIG exposure, and the remaining BIG exposure of $55.2 million is distributed across 103 different credits. Other than those excluded BIG credits, credits that are not included in the closely monitored credit list are categorized as fundamentally sound risks. The following table provides financial guaranty net par outstanding by credit monitoring category as of December 31, 2005 and 2004:

	As of December 31, 2005			As of December 31, 2004
Description:	Net Par Outstanding	% of Net Par Outstanding	# of Credits in Category	Net Par Outstanding	% of Net Par Outstanding	# of Credits in Category
	($ in millions)
Fundamentally sound risk(1)	$100,963	98.6%		$93,602	97.9%
Closely monitored:
Category 1	872	0.9%	36	1,490	1.6%	35
Category 2	433	0.4%	22	165	0.2%	9
Category 3	131	0.1%	15	70	—	16
Category 4	11	—	11	12	—	8
Sub total	1,447	1.4%	84	1,737	1.8%	68
Other below investment grade risk	55	—	103	253	0.3%	144
Total	$102,465	100.0%		$95,592	100.0%

(1)          As of December 31, 2005, Category 1 contains 4 credits with net par outstanding of $44.8 million and Category 2 contains 7 credits with net par outstanding of $80.6 million in geographic areas affected by Hurricane Katrina.

Losses and Reserves

Reserves for losses and loss adjustment expenses for non-derivative transactions in our financial guaranty direct, financial guaranty assumed reinsurance and mortgage guaranty business include case reserves and portfolio reserves. See the “Valuation of Derivative Financial Instruments” of the Critical Accounting Estimates section for more information on our derivative transactions. Case reserves are established when there is significant credit deterioration on specific insured obligations and the obligations are in default or default is probable, not necessarily upon non-payment of principal or interest by an insured. Case reserves represent the present value of expected future loss payments and loss adjustment expenses (“LAE”), net of estimated recoveries, but before considering ceded reinsurance. This reserving method is different from case reserves established by traditional property and casualty insurance companies, which establish case reserves upon notification of a claim and establish incurred but not reported (“IBNR”) reserves for the difference between actuarially estimated ultimate losses and recorded case reserves. Financial guaranty direct and assumed reinsurance case reserves and related salvage and subrogation, if any, are discounted at 6%, which is the approximate taxable equivalent yield on our investment portfolio in all periods presented.

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

The Company records an incurred loss that is reflected in the statement of operations upon the establishment of portfolio reserves. When we initially record a case reserve, we reclassify the corresponding portfolio reserve already recorded for that credit within the balance sheet. The difference between the initially recorded case reserve and the reclassified portfolio reserve is recorded as a charge in our statement of operations. It would be a remote occurrence when the case reserve is not greater than the reclassified portfolio reserve. Any subsequent change in portfolio reserves or initial case reserves are recorded quarterly as a charge or credit in our statement of operations in the period such estimates change.  Due to the inherent uncertainties of estimating loss and LAE reserves, actual experience may differ from the estimates reflected in our consolidated financial statements, and the differences may be material.

We also record IBNR reserves for our mortgage guaranty and other segments. IBNR is an estimate of losses for which the insured event has occurred but the claim has not yet been reported to us. In establishing IBNR, we use traditional actuarial methods to estimate the reporting lag of such claims based on historical experience, claim reviews and information reported by ceding companies. We record IBNR for mortgage guaranty quota-share reinsurance contracts, all of which are in run-off, within our mortgage guaranty segment. We also record IBNR for title reinsurance, auto residual value reinsurance and trade credit reinsurance within our other segment.  The other segment represents lines of business we have exited or sold prior to the IPO.

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

We believe the guidance of FAS 60 does not expressly address the distinctive characteristics of financial guaranty insurance, so we also apply the analogous guidance of Emerging Issues Task Force (“EITF”) Issue No. 85-20, “Recognition of Fees for Guaranteeing a Loan” (“EITF 85-20”), which provides guidance relating to the recognition of fees for guaranteeing a loan, which has similarities to financial guaranty insurance contracts. Under the guidance in EITF 85-20, the guarantor should assess the probability of loss on an ongoing basis to determine if a liability should be recognized under FAS No. 5, “Accounting for Contingencies” (“FAS 5”). FAS 5 requires that a loss be recognized where it is probable that one or more future events will occur confirming that a liability has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated.

The Company is aware that there are certain differences regarding the measurement of portfolio loss liabilities among companies in the financial guaranty industry. In January and February 2005, the Securities and Exchange Commission (“SEC”) staff had discussions concerning these differences with a number of industry participants. Based on these discussions, in June 2005 the Financial Accounting Standards Board (“FASB”) staff decided additional guidance is necessary regarding financial guaranty contracts. When the FASB staff reaches a conclusion on this issue, which is expected during the first half of 2006, the Company and the rest of the financial guaranty industry may be required to change some aspects of their loss reserving policies, but the Company cannot currently assess how the FASB or SEC staffs’ ultimate resolution of this issue will impact our reserving policy or other balances, i.e., premiums and DAC. Until the issue is resolved, the Company intends to continue to apply its existing policy with respect to the establishment of both case and portfolio reserves.

The following table provides a reconciliation of the beginning and ending balances of reserves for losses and LAE:

	For the Years Ended December 31,
	2005	2004	2003
	(in thousands of U.S. dollars)
Balance as of January 1	$226,503	$522,593	$458,831
Less reinsurance recoverable	(120,220)	(122,124)	(100,826)
Net balance as of January 1	106,283	400,469	358,005
Transfers to case reserves from portfolio reserves	13,747	581	725
Incurred losses and loss adjustment expenses pertaining to case and IBNR reserves(1):
Current year	10,609	56,666	31,072
Prior years	(76,683)	(81,259)	94,587
	(66,074)	(24,593)	125,659
Transfers to case reserves from portfolio reserves	(13,747)	(581)	(725)
Incurred losses and loss adjustment expenses pertaining to portfolio reserves	(3,490)	(7,386)	18,951
Total incurred losses and loss adjustment expenses	(69,564)	(31,979)	144,610
Loss and loss adjustment expenses paid and recovered pertaining to:
Current year	(143)	(50,623)	(30,702)
Prior years(1)	77,340	(190,960)	(69,133)
	77,197	(241,583)	(99,835)
Value of reinsurance business assumed	—	(14,226)	(6,096)
Transfer title reserves	—	(6,620)	—
Foreign exchange (gain) loss on reserves	(5,047)	222	3,785
Net balance as of December 31	108,869	106,283	400,469
Plus reinsurance recoverable(2)	12,350	120,220	122,124
Balance as of December 31(2)	$121,219	$226,503	$522,593

(1)          The prior year loss recovery of $ 77.3 million in 2005 is primarily due to $71.0 million in loss recoveries from a third party litigation settlement agreement, with two parties, relating to a reinsurance claim incurred in 1998 and 1999 as well as a $2.4 million recovery related to the equity layer credit protection business.

(2)          Reinsurance recoverables and loss and loss adjustment expense reserves decreased in 2005 compared with 2004 due to: 1) a quota share retrocession agreement that the Company entered into on April 28, 2004 with ACE INA Overseas Insurance Company Ltd. (“AIOIC”), a subsidiary of ACE, whereby it ceded 100% of any potential losses associated with an action filed by World Omni Financial Corp. (“World Omni”) against AG Intermediary Inc. and AGRO, subsidiaries of the Company, for a premium of $32.2 million. The matter was settled on December 15, 2005 between AIOIC and World Omni. Upon settlement, the Company released $54.2 million of reinsurance recoverables and loss and loss adjustment expense reserves, representing its entire obligation to World Omni, and 2) $53.3 million of released reinsurance recoverables and loss and loss adjustment expense reserves, due to the run-off and novation of our trade credit business, which is included in our other segment.

Investments

Our principal objectives in managing our investment portfolio are: (1) to preserve our subsidiaries’ financial strength ratings; (2) to maximize total after-tax net investment income while generating a competitive total rate of return; (3) to maintain sufficient liquidity to cover unexpected stress in the insurance portfolio; (4) to manage investment risk within the context of the underlying portfolio of insurance risk; and (5) to meet applicable regulatory requirements.

We have a formal review process for all securities in our investment portfolio, including a review for impairment losses. Factors considered when assessing impairment include: (1) securities whose market values have declined by 20% or more below amortized cost for a continuous period of at least six months; (2) recent credit downgrades of the applicable security or the issuer by rating agencies; (3) the financial condition of the applicable issuer; (4) whether scheduled interest payments are past due; and (5) whether we have the ability and intent to hold the security for a sufficient period of time to allow for anticipated recoveries in fair value. If we believe a decline in the value of a particular investment is temporary, we record the decline as an unrealized loss in accumulated other comprehensive income in shareholders’ equity on our consolidated balance sheets. If we believe the decline is “other than temporary,” we write down the carrying value of the investment and record a loss on our statements of operations. Our assessment of a decline in value includes management’s current judgment of the factors noted above. If that judgment changes in the future, we may ultimately record a loss after having originally concluded that the decline in value was temporary.

As of December 31, 2005, we had no below investment grade securities or non-rated securities in our investment portfolio. For additional information regarding our investments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Investment Portfolio.”

Prior to January 1, 2005 we had retained Lazard Freres Asset Management and Hyperion Capital Management, Inc. to manage our investment portfolio. As of January 1, 2005 this function has been placed with BlackRock Financial Management, Inc. Our investment managers have discretionary authority over our investment portfolio within the limits of our investment guidelines. We compensate each of these managers based upon a fixed percentage of the market value of our portfolio. During the years ended December 31, 2005, 2004 and 2003, we paid aggregate investment management fees of $1.7 million, $1.8 million and $1.8 million, respectively, to these managers.

Competition

Our principal competitors in the financial guaranty direct market are Ambac Assurance Corporation (“Ambac”), Financial Guaranty Insurance Company (“FGIC”), Financial Security Assurance Inc. (“FSA”), MBIA Insurance Corporation (“MBIA”), XL Capital Assurance Inc (“XL”) and CDC IXIS Financial Guaranty (“CFIG”), all of which have “AAA”, “AAA” and “Aaa” ratings from Standard & Poor’s Inc. (“S&P”), Fitch Ratings (“Fitch”) and Moody’s Investor Services (“Moody’s”). Based on shareholders’ equity Ambac, FGIC, FSA and MBIA are larger than we are, while we are larger than XL and CFIG. Banks, smaller and lower rated financial guaranty insurance companies and multiline insurers and reinsurers also participate in the broader credit enhancement market. The principal competitive factors are: (1) premium rates; (2) conditions precedent to the issuance of a policy related to the structure and security features of a proposed bond issue; (3) the financial strength ratings of the guarantor; and (4) the quality of service and execution provided to issuers, investors and other clients of the issuer. Financial guaranty insurance also competes domestically and internationally with other forms of credit enhancement, including the use of senior and subordinated tranches of a proposed structured finance obligation and/or overcollateralization or cash collateral accounts, as well as more traditional forms of credit support.

Our principal competitors in the financial guaranty reinsurance market are Radian Reinsurance Inc., RAM Reinsurance Company Ltd., XL Financial Assurance Ltd., Channel Reinsurance Ltd. and BluePoint Re Ltd. Based on shareholders’ equity, we are larger than our principal competitors in the financial guaranty reinsurance market. Competition in the financial guaranty reinsurance business is based upon many factors, including overall financial strength, pricing, service and evaluation of claims-paying ability by the major rating agencies.

The U.S. private mortgage insurance industry consists of eight active mortgage guaranty insurers: CMG Mortgage Insurance Company, Genworth Mortgage Insurance Corporation, Mortgage Guaranty Insurance Company, PMI Mortgage Insurance Co., Radian Guaranty Inc., Republic Mortgage Insurance Company, Triad Mortgage Insurance Company and United Guaranty Residential Insurance Company. These mortgage guaranty insurers do not use a material amount of third-party reinsurance. They do, however, employ various risk-sharing arrangements with their affiliated companies. In addition, lender-owned “captive” companies are a significant source of reinsurance capacity for the industry. In the United Kingdom, we face competition from affiliates of U.S. private mortgage guaranty insurers, which primarily write excess of loss reinsurance for MIG captives.

Regulation

General

The business of insurance and reinsurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another. Reinsurers are generally subject to less direct regulation than primary insurers. We are subject to regulation under applicable statutes in the United States, the United Kingdom and Bermuda.

United States

Assured Guaranty Ltd. has two operating insurance subsidiaries domiciled in the United States, which we refer to collectively as the “Assured Guaranty U.S. Subsidiaries.”

AGC is a Maryland-domiciled insurance company licensed to write financial guaranty insurance and reinsurance (and in some states casualty, surety and other lines) in 48 U.S. states,  the District of Columbia and Puerto Rico. AGC has license applications pending,  in those states in which it is not currently licensed. AGC is also licensed as a Class 3 insurer in Bermuda. Assured Value Insurance Company, a wholly-owned subsidiary of AGC, is a Maryland-domiciled and licensed insurance company. It is licensed to conduct surety business. To date, it has not transacted any business. Assured Guaranty (UK) Ltd., also a wholly-owned subsidiary of AGC, is a UK incorporated company licensed to do credit suretyship and miscellaneous financial loss.

Assured Guaranty Mortgage, a wholly-owned subsidiary of AGRO, is a New York corporation licensed as a mortgage guaranty insurer in the State of New York and in the District of Columbia and thereby is authorized solely to transact the business of mortgage guaranty insurance and reinsurance. Assured Guaranty Mortgage is an approved or accredited reinsurer in the States of California, Illinois and Wisconsin.

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

Change of Control

Before a person can acquire control of a U.S. domestic insurance company, prior written approval must be obtained from the insurance commissioner of the state where the domestic insurer is domiciled. Generally, state statutes provide that control over a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, 10% or more of the voting securities of the domestic insurer. Prior to granting approval of an application to acquire control of a domestic insurer, the state insurance commissioner will consider such factors as the financial strength of the applicant, the integrity and management of the applicant’s board of directors and executive officers, the acquirer’s plans for the management of the applicant’s board of directors and executive officers, the acquirer’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control. These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control involving us that some or all of our stockholders might consider to be desirable, including in particular unsolicited transactions.

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

State Dividend Limitations

Maryland.   One of the primary sources of cash for the payment of debt service and dividends by Assured Guaranty is the receipt of dividends from AGC. If a dividend or distribution is an “extraordinary dividend,” it must be reported to, and approved by, the Insurance Commissioner prior to payment. An “extraordinary dividend” is defined to be any dividend or distribution to stockholders, such as Assured Guaranty, which together with dividends paid during the preceding twelve months exceeds the lesser of 10% of an insurance company’s policyholders’ surplus at the preceding December 31 or 100% of AGC’s adjusted net investment income during that period. Further, an insurer may not pay any dividend or make any distribution to its shareholders unless the insurer notifies the Insurance Commissioner of the proposed payment within five business days following declaration and at least ten days before payment. The Insurance Commissioner may declare that such dividend not be paid if the Commissioner finds that the insurer’s policyholders’ surplus would be inadequate after payment of the dividend or could lead the insurer to a hazardous financial condition. AGC declared and paid dividends of $4.3 million during 2005 to Assured Guaranty US Holdings Inc. As of December 31, 2005, the maximum amount available during 2006 for the payment of dividends by AGC which would not be characterized as “extraordinary dividends” was approximately $25.6 million.

New York.   Under the New York Insurance Law, Assured Guaranty Mortgage may declare or pay any dividend only out of “earned surplus,” which is defined as that portion of the company’s surplus that represents the net earnings, gains or profits (after deduction of all losses) that have not been distributed to shareholders as dividends or transferred to stated capital, capital surplus or contingency reserves, or applied to other purposes permitted by law, but does not include unrealized appreciation of assets. Additionally, no dividend may be declared or distributed in an amount which, together with all dividends declared or distributed by it during the preceding twelve months, exceeds the lesser of 10% of Assured Guaranty Mortgage’s statutory surplus as shown on its latest statutory financial statement on file with the New York Superintendent of Insurance, or 100% of Assured Guaranty Mortgage’s adjusted net investment income during that period, unless, upon prior application, the Superintendent approves a greater dividend or distribution after finding that the company will retain sufficient surplus to support its obligations and writings. Assured Guaranty Mortgage did not declare or pay dividends during 2005. As of December 31, 2005, Assured Guaranty Mortgage had negative unassigned funds and therefore cannot pay dividends during 2005.

Contingency Reserves

In accordance with Maryland insurance law and regulations, AGC maintains a statutory contingency reserve for the protection of policyholders against the effect of adverse economic cycles. The contingency reserve is maintained for each obligation and is equal to the greater of 50% of the premiums written or a percentage of principal guaranteed (which percentage varies from 0.55% to 2.5% depending on the nature of the asset). The contingency reserve is put up over a period of either 15 or 20 years, depending on the nature of the obligation, and then taken down over the same period of time. The contingency reserve may be maintained net of reinsurance. AGC’s contingency reserve was in compliance with these insurance laws and regulations.

Under the New York Insurance Law, Assured Guaranty Mortgage must establish a contingency reserve to protect policyholders against the effect of adverse economic cycles. This reserve is established out of net premiums (gross premiums less premiums returned to policyholders) remaining after the statutory unearned premium reserve is established. Contributions to the contingency reserve must equal 50% of remaining earned premiums and, except as otherwise approved by the Superintendent of Insurance, must be maintained in the contingency reserve for a period of 120 months. Reinsurers are required to establish a contingency reserve equal to their proportionate share of the reserve established by the ceding company. Assured Guaranty Mortgage’s contingency reserve as of December 31, 2005 met these requirements.

Risk-to-Capital Requirements

Under the New York Insurance Law, Assured Guaranty Mortgage’s total liability, net of applicable reinsurance, under its aggregate insurance policies may not exceed 25 times its total policyholders’ surplus, commonly known as the “risk-to-capital” requirement. As of December 31, 2005, the consolidated risk-to-capital ratio for Assured Guaranty Mortgage was below the limit.

Investments

The Assured Guaranty U.S. Subsidiaries are subject to laws and regulations that require diversification of their investment portfolio and limit the amount of investments in certain asset categories, such as below investment grade fixed maturity securities, equity real estate, other equity investments, and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus, and, in some instances, would require divestiture of such non-qualifying investments. We believe that the investments made by the Assured Guaranty U.S. Subsidiaries complied with such regulations as of December 31, 2005. In addition, any investment must be approved by the insurance company’s board of directors or a committee thereof that is responsible for supervising or making such investment.

Operations of Our Non-U.S. Insurance Subsidiaries

The insurance laws of each state of the United States and of many other countries regulate or prohibit the sale of insurance and reinsurance within their jurisdictions by unlicensed or non-accredited insurers and reinsurers. Assured Guaranty (UK) Ltd., AG Re and AGRO are not admitted to do business in the United States. We do not intend that Assured Guaranty (UK) Ltd., AG Re or AGRO will maintain offices or solicit, advertise, settle claims or conduct other insurance activities in any jurisdiction in the United States where the conduct of such activities would require it to be admitted or authorized.

In addition to the regulatory requirements imposed by the jurisdictions in which they are licensed, reinsurers’ business operations are affected by regulatory requirements in various states of the United States governing “credit for reinsurance” which are imposed on their ceding companies. In general, a ceding company which obtains reinsurance from a reinsurer that is licensed, accredited or approved by the ceding company’s state of domicile is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the ceding company’s liability for unearned premiums (which are that portion of premiums written which applies to the unexpired portion of the policy period), loss reserves and loss expense reserves ceded to the reinsurer. The great majority of states, however, permit a credit on the statutory financial statement of a ceding insurer for reinsurance obtained from a non-licensed or non-accredited reinsurer to the extent that the reinsurer secures its reinsurance obligations to the ceding insurer by providing a letter of credit, trust fund or other acceptable security arrangement. A few states do not allow credit for reinsurance ceded to non-licensed reinsurers except in certain limited circumstances and others impose additional requirements that make it difficult to become accredited.

Bermuda

Each of AG Re and AGRO, our “Bermuda Subsidiaries,” is an insurance company registered and licensed as a “Class 3 insurer” and a “long-term insurer” under the Insurance Act 1978 of Bermuda. AGC is permitted under a revocable permit granted under the Companies Act 1981 of Bermuda (the “Companies Act”) to engage in and carry on trade and business limited to engaging in certain non-U.S. financial guaranty insurance and reinsurance outside Bermuda from a principal place of business in Bermuda, subject to compliance with the conditions attached to the permit and relevant provisions of the Companies Act (including having a Bermuda principal representative for the Companies Act purposes, restrictions on activities in Bermuda, publication and filing of prospectuses on public offerings of securities, registration of charges against its assets and certain winding up provisions). AGC is also licensed as a Class 3 insurer in Bermuda. The Insurance Act 1978 of Bermuda, amendments thereto and related regulations (collectively, the “Insurance Act”) impose on insurance companies certain solvency and liquidity standards; certain restrictions on the declaration and payment of dividends and distributions; certain restrictions on the reduction of statutory capital; certain restrictions on the winding up of long-term insurers; and certain auditing and reporting requirements and also the need to have a principal representative and a principal office (as understood under the Insurance Act) in Bermuda. The Insurance

Act grants to the Bermuda Monetary Authority the power to cancel insurance licenses, supervise, investigate and intervene in the affairs of insurance companies and in certain circumstances share information with foreign regulators. Class 3 insurers are authorized to carry on general insurance business (as understood under the Insurance Act), subject to conditions attached to the license and to compliance with minimum capital and surplus requirements, solvency margin, liquidity ratio and other requirements imposed by the Insurance Act. Long-term insurers are permitted to carry on long-term business (as understood under the Insurance Act) subject to conditions attached to the license and to similar compliance requirements and the requirement to maintain its long-term business fund (a segregated fund). Each of AG Re and AGRO is required annually to file statutorily mandated financial statements and returns, audited by an auditor approved by the Bermuda Monetary Authority (no approved auditor of an insurer may have an interest in that insurer, other than as an insured, and no officer, servant or agent of an insurer shall be eligible for appointment as an insurer’s approved auditor), together with an annual loss reserve opinion of a Bermuda Monetary Authority-approved loss reserve specialist and the required actuary’s certificate with respect to the long-term business. AGC has an exemption from such filings, subject to certain conditions.

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

Restrictions on Dividends and Distributions

The Insurance Act limits the declaration and payment of dividends and other distributions by AG Re, AGRO and AGC.

Under the Insurance Act:

•       The minimum share capital must be always issued and outstanding and cannot be reduced (for a company registered both as a Class 3 insurer and a long-term insurer the minimum share capital is US$370,000 and for a company registered as a Class 3 insurer only, the minimum share capital is US$120,000).

•       With respect to the distribution (including repurchase of shares) of any share capital, contributed surplus or other statutory capital, certain restrictions under the Insurance Act 1978 may apply if the proposal is to reduce its total statutory capital. Before reducing its total statutory capital by 15% or more of the insurer’s total statutory capital as set out in its previous year’s financial statements, a Class 3 insurer or a long-term insurer must obtain the prior approval of the Bermuda Monetary Authority.

•       With respect to the declaration and payment of dividends:

(a)   the insurer may not declare or pay any dividends during any financial year if it would cause the insurer to fail the applicable solvency margin or liquidity ratio (the “relevant margins”);

(b)   if the insurer failed to meet any of its relevant margins on the last day of any financial year the insurer may not, without the prior approval of the Bermuda Monetary Authority, declare or pay any dividends during the next financial year; and

(c)   a Class 3 insurer which at any time fails to meet its general business solvency margin may not declare or pay any dividend until the failure is rectified, and also in such circumstances the Class 3 insurer must report, within 30 days after becoming aware of its failure or having reason to believe that such failure has occurred, to the Bermuda Monetary Authority giving particulars of the circumstances leading to the failure and the manner and time in which the Class 3 insurer intends to rectify the failure.

•       A long-term insurer may not:

(a)   use the funds allocated to its long-term business fund, directly or indirectly, for any purpose other than a purpose of its long-term business except in so far as such payment can be made out of any surplus certified by the insurer’s approved actuary to be available for distribution otherwise than to policyholders; and

(b)   declare or pay a dividend to any person other than a policyholder unless the value of the assets of its long-term business fund, as certified by the insurer’s approved actuary, exceeds the extent (as so certified) of the liabilities of the insurer’s long-term business, and the amount of any such dividend shall not exceed the aggregate of (1) that excess; and (2) any other funds properly available for the payment of dividends being funds arising out of the business of the insurer other than its long-term business.

Under the Companies Act, a Bermuda company (such as Assured Guaranty, AG Re and AGRO) may only declare and pay a dividend or make a distribution out of contributed surplus (as understood under the Companies Act) if there are reasonable grounds for believing that the company is and after the payment will be able to meet and pay its liabilities as they become due and the realizable value of the company’s assets will not be less than the aggregate of its liabilities and its issued share capital and share premium accounts. The Companies Act also regulates and restricts the reduction and return of capital and paid-in share premium, including the repurchase of shares and imposes minimum issued and outstanding share capital requirements.

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

Under Bermuda law, “exempted” companies are companies formed for the purpose of conducting business outside Bermuda from a principal place of business in Bermuda. As an “exempted” company, Assured Guaranty (as well as each of AG Re and AGRO) may not, without the express authorization of the Bermuda legislature or under a license or consent granted by the Minister of Finance, participate in certain business and other transactions, including: (1) the acquisition or holding of land in Bermuda (except that held by way of lease or tenancy agreement which is required for its business and held for a term not exceeding 50 years, or which is used to provide accommodation or recreational facilities for its officers and employees and held with the consent of the Bermuda Minister of Finance, for a term not exceeding 21 years), (2) the taking of mortgages on land in Bermuda to secure a principal amount in excess of $50,000 unless the Minister of Finance consents to a higher amount, and (3) the carrying on of business of any kind or type for which it is not duly licensed in Bermuda, except in certain limited circumstances, such as doing business with another exempted undertaking in furtherance of Assured Guaranty’s business carried on outside Bermuda.

The Bermuda government actively encourages foreign investment in “exempted” entities like Assured Guaranty that are based in Bermuda, but which do not operate in competition with local businesses. Assured Guaranty is not currently subject to taxes computed on profits or income or computed on any capital asset, gain or appreciation. Bermuda companies and permit companies, such as AGC, pay, as applicable, annual government fees, business fees, payroll tax and other taxes and duties. See “Material Tax Considerations—Taxation of Assured Guaranty and Subsidiaries—Bermuda.”

Special considerations apply to our Bermuda operations. Under Bermuda law, non-Bermudians, other than spouses of Bermudians and individuals holding permanent resident certificates or working resident certificates, are not permitted to engage in any gainful occupation in Bermuda without a work permit issued by the Bermuda government. A work permit is only granted or extended if the employer can show that, after a proper public advertisement, no Bermudian, spouse of a Bermudian or individual holding a permanent resident certificate is available who meets the minimum standards for the position. The Bermuda government has a policy that places a six-year term limit on individuals with work permits, subject to specified exemptions for persons deemed to be key employees. Currently, all of our Bermuda-based professional employees who require work permits have been granted work permits by the Bermuda government. This includes the following key employees: Messrs. Frederico, Mills, Michener, Albert, Pickering and Bailenson and Ms. Purtill each of whom has received a work permit.

United Kingdom

General

Since December 1, 2001, the regulation of the financial services industry in the United Kingdom has been consolidated under the Financial Services Authority (“FSA UK”). In addition, the regulatory regime in the United Kingdom must comply with certain European Union (“EU”) directives binding on all EU member states.

The FSA UK is the single statutory regulator responsible for regulating the financial services industry in the UK, having the authority to oversee the carrying on of “regulated activities” (including deposit taking, insurance and reinsurance, investment management and most other financial services), with the purpose of maintaining confidence in the UK financial system, providing public understanding of the system, securing the proper degree of protection for consumers and helping to reduce financial crime. It is a criminal offense for any person to carry on a regulated activity in the UK unless that person is authorized by the FSA UK and has been granted permission to carry on that regulated activity, or otherwise falls under an exemption to such regulation.

Insurance business in the United Kingdom falls into two main categories: long-term insurance (which is primarily investment-related) and general insurance. It is not possible for an insurance company to be authorized in both long-term and general insurance business. These two categories are both divided into “classes” (for example: permanent health and pension fund management are two classes of long-term insurance; damage to property and motor vehicle liability are two classes of general insurance). Under the Financial Services and Markets Act 2000 (“FSMA”), effecting or carrying out contracts of insurance, within a class of general or long-term insurance, by way of business in the UK, constitutes a “regulated activity” requiring authorization. An authorized insurance company must have permission for each class of insurance business it intends to write.

Assured Guaranty (UK) Ltd. is authorized to effect and carry out certain classes of non-life insurance, specifically: classes 14 (credit), 15 (suretyship) and 16 (miscellaneous financial loss). This scope of permission is sufficient to enable Assured Guaranty (UK) Ltd. to effect and carry out financial guaranty insurance and reinsurance.

The insurance and reinsurance businesses of Assured Guaranty (UK) Ltd. are subject to close supervision by the FSA UK. In addition to its requirements for senior management arrangements, systems and controls of insurance and reinsurance companies under its jurisdiction, the FSA UK is placing an increased emphasis on risk identification and management in relation to the prudential regulation of insurance and reinsurance business in the United Kingdom. There have been a number of recent changes to the FSA UK’s rules that will affect insurance and reinsurance companies authorized in the UK. For example, the FSA UK has introduced rules on the sale of general insurance, known as insurance mediation, and has introduced the “Integrated Prudential Sourcebook” which includes measures such as risk-based capital adequacy rules, including individual capital assessments which are intended to align capital requirements with the risk profile of each insurance company and proposals aimed at ensuring adequate diversification of an insurer’s or reinsurer’s exposures to any credit risks of its reinsurers. Assured Guaranty (UK) Ltd. is currently calculating its minimum required capital according to the FSA’s new individual capital adequacy standards. Although we do not anticipate any adverse impact on Assured Guaranty (UK) Ltd., it is possible that the FSA’s individual capital adequacy standard may have an adverse impact on the potential business operations of Assured Guaranty (UK) Ltd.

As a consequence of the new insurance mediation rules, Assured Guaranty (UK) Ltd. now also has permission to arrange and advise on deals in financial guaranty’s which it underwrites.

Assured Guaranty Finance Overseas, Ltd. is not authorized as an insurer. It is authorized by the FSA UK as a “Category D” company to carry out designated investment business activities in that it may “advise on investments (except on pension transfers and pension opt outs)” relating to most investment instruments. In addition, it may arrange or bring about transactions in investments and make “arrangements with a view to transactions in investments.” It should be noted that Assured Guaranty Finance Overseas, Ltd. does not itself take risk in the transactions it arranges or places, and may not hold funds on behalf of its customers.

Supervision

The FSA UK carries out the prudential supervision of insurance companies through a variety of methods, including the collection of information from statistical returns, review of accountants’ reports, visits to insurance companies and regular formal interviews.

The FSA UK has adopted a risk-based approach to the supervision of insurance companies. Under this approach, the FSA UK periodically performs a formal risk assessment of insurance companies or groups carrying on business in the UK which varies in scope according to the risk profile of the insurer. The FSA UK performs its risk assessment by analyzing information which it receives during the normal course of its supervision, such as regular prudential returns on the financial position of the insurance company, or which it acquires through a series of meetings with senior management of the insurance company. After each risk assessment, the FSA UK will inform the insurer of its views on the insurer’s risk profile. This will include details of any remedial action that the FSA UK requires and the likely consequences if this action is not taken.

Solvency Requirements

The Integrated Prudential Sourcebook requires that non-life insurance companies such as Assured Guaranty (UK) Ltd. maintain a margin of solvency at all times in respect of the liabilities of the insurance company, the calculation of which depends on the type and amount of insurance business a company writes. The method of calculation of the solvency margin (known in the Integrated Prudential Sourcebook as the minimum capital requirement) is set out in the Integrated Prudential Sourcebook, and for these purposes, the insurer’s assets and liabilities are subject to specified valuation rules. The Integrated Prudential Sourcebook also requires that Assured Guaranty (UK) Ltd. calculates and shares with the FSA UK its “enhanced capital requirement” based on risk-weightings applied to assets held and lines of business written. This enhanced capital requirement is not yet a legally-binding requirement but is required to form the basis of Assured Guaranty (UK) Ltd.’s individual capital assessment which is then discussed with the FSA UK. It is currently not expected that the enhanced capital requirement will become legally binding before 2007. Failure to maintain capital at least equal to the higher of the minimum capital requirement and the individual capital assessment is one of the grounds on which the wide powers of intervention conferred upon the FSA UK may be exercised.

To the extent that the amount of premiums for such classes exceed certain specified minimum thresholds, each insurance company writing property, credit and other specified categories of insurance or reinsurance business is required by the Integrated Prudential Sourcebook to maintain an equalization reserve calculated in accordance with the provisions of the Integrated Prudential Sourcebook.

These solvency requirements came into force on January 1, 2005. They may need to be amended in order to implement the European Union’s proposed “Solvency II” directive on risk-based capital but that is not expected to be implemented until 2009 or 2010.

In addition, an insurer (other than a company conducting only reinsurance business) is required to perform and submit to the FSA UK a solvency margin calculation return in respect of its ultimate parent and, if different, its ultimate EEA parent (see definition of “EEA” under “Passporting” below). Although there is currently no requirement that either parent solvency calculation shows a positive result, the FSA UK is required to take action where it considers that the solvency of the insurance company is or may be jeopardized due to the group solvency position. The test at the ultimate EEA holding company level will become a legally-binding capital requirement of the insurance company from December 31, 2006. Public disclosure of the EEA group calculation will be required from December 31, 2005. The purpose of these proposals is to prevent leveraging of capital arising from involvements in other group insurance firms. Given the current structure of the Company, the main aspects of the Company’s capital regime will not apply to Assured Guaranty (UK) Ltd.’s ultimate parent, because it is incorporated in Bermuda, nor to the intermediate holding companies, because they are incorporated in the United States, but reporting will be required to the FSA UK up to the ultimate parent.

Further, an insurer is required to report in its annual returns to the FSA UK all material related party transactions (e.g., intragroup reinsurance, whose value is more than 5% of the insurer’s general insurance business amount).

Restrictions on Dividend Payments

UK company law prohibits Assured Guaranty (UK) Ltd. from declaring a dividend to its shareholders unless it has “profits available for distribution.” The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While the UK insurance regulatory laws impose no statutory restrictions on a general insurer’s ability to declare a dividend, the FSA UK’s capital requirements may in practice act as a restriction on dividends.

Reporting Requirements

UK insurance companies must prepare their financial statements under the Companies Act of 1985 (as amended), which requires the filing with Companies House of audited financial statements and related reports. In addition, UK insurance companies are required to file regulatory returns with the FSA UK, which include a revenue account, a profit and loss account and a balance sheet in prescribed forms. Under sections of the Interim Prudential Sourcebook for Insurers (which have remained in force following the Integrated Prudential Sourcebook replacing most of its terms on 1 January 2005), audited regulatory returns must be filed with the FSA UK within two months and 15 days of the financial year end (or three months where the delivery of the return is made electronically).

Supervision of Management

The FSA UK closely supervises the management of insurance companies through the approved persons regime, by which any appointment of persons to perform certain specified “controlled functions” within a regulated entity must be approved by the FSA UK.

Change of Control

FSMA regulates the acquisition of “control” of any UK insurance company authorized under FSMA. Any company or individual that (together with its or his associates) directly or indirectly acquires 10% or more of the shares in a UK authorized insurance company or its parent company, or is entitled to exercise or control the exercise of 10% or more of the voting power in such authorized insurance company or its parent company, would be considered to have acquired “control” for the purposes of the relevant legislation, as would a person who had significant influence over the management of such authorized insurance company or its parent company by virtue of his shareholding or voting power in either.

Under FSMA, any person proposing to acquire “control” of a UK authorized insurance company must give prior notification to the FSA UK of its intention to do so. The FSA UK then has three months to consider that person’s application to acquire “control.” In considering whether to approve such application, the FSA UK must be satisfied that both the acquirer is a “fit and proper” person to have “control” and that the interests of consumers would not be threatened by such acquisition of “control.” “Consumers” in this context includes all persons who may use the services of the authorized insurance company. Failure to make the relevant prior application could result in action being taken by the FSA UK.

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

The FSA UK also has the power to prosecute criminal offenses arising under FSMA, and to prosecute insider dealing under Part V of the Criminal Justice Act of 1993, and breaches of money laundering regulations. The FSA UK’s stated policy is to pursue criminal prosecution in all appropriate cases.

“Passporting”

EU directives allow Assured Guaranty Finance Overseas, Ltd. and Assured Guaranty (UK) Ltd. to conduct business in EU states other than the United Kingdom in compliance with the scope of permission granted these companies by FSA UK without the necessity of additional licensing or authorization in other EU jurisdictions. This ability to operate in other jurisdictions of the EU on the basis of home state authorization and supervision is sometimes referred to as “passporting.” Insurers may operate outside their home member state either on a “services” basis or on an “establishment” basis. Operating on a “services” basis means that the company conducts permitted businesses in the host state without having a physical presence there, while operating on an establishment basis means the company has a branch or physical presence in the host state. In both cases, a company remains subject to regulation by its home regulator, and not by local regulatory authorities, although the company nonetheless may have to comply with certain local rules. In addition to EU member states, Norway, Iceland and Liechtenstein (members of the broader European Economic Area or “EEA”) are jurisdictions in which this passporting framework applies. Assured Guaranty (UK) Ltd. is permitted to operate on a passport basis in various countries throughout the European Union; Assured Guaranty Finance Overseas, Ltd. is permitted to operate on a services basis in Austria, Belgium, Finland, France, Germany, the Republic of Ireland, Italy, Luxembourg, the Netherlands, Norway, Portugal, Spain and Sweden.

Fees and Levies

Assured Guaranty (UK) Ltd. is subject to FSA UK fees and levies based on Assured Guaranty (UK) Ltd.’s gross written premiums. The FSA UK also requires authorized insurers to participate in an investors’ protection fund, known as the Financial Services Compensation Scheme (the “FSCS”). The FSCS was established to compensate consumers of financial services, including the buyers of insurance, against failures in the financial services industry. Individual policyholders and small businesses may be compensated by the FSCS when an authorized insurer is unable, or likely to be unable, to satisfy policyholder claims. Assured Guaranty (UK) Ltd. does not expect to write any insurance business that is protected by the FSCS.

Tax Matters

Taxation of Assured Guaranty and Subsidiaries

Bermuda

Under current Bermuda law, there is no Bermuda income, corporate or profits tax or withholding tax, capital gains tax or capital transfer tax payable by us. Assured Guaranty, AGC, and the Bermuda Subsidiaries have each obtained from the Minister of Finance under the Exempted Undertakings Tax Protection Act 1966, as amended, an assurance that, in the event that Bermuda enacts legislation imposing tax computed on profits, income, any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance, then the imposition of any such tax shall not be applicable to Assured Guaranty, AGC or the Bermuda Subsidiaries or to any of their operations or their shares, debentures or other obligations, until March 28, 2016. This assurance is subject to the proviso that it is not to be construed so as to prevent the application of any tax or duty to such persons as are ordinarily resident in Bermuda, or to prevent the application of any tax payable in accordance with the provisions of the Land Tax Act 1967 or otherwise payable in relation to any land leased to Assured Guaranty, AGC or the Bermuda Subsidiaries. Assured Guaranty, AGC and the Bermuda Subsidiaries each pay annual Bermuda government fees, and the Bermuda Subsidiaries and AGC pay annual insurance license fees. In addition, all entities employing individuals in Bermuda are required to pay a payroll tax and there are other sundry taxes payable, directly or indirectly, to the Bermuda government.

United States

We have conducted and intend to conduct substantially all of our foreign operations outside the United States and to limit the U.S. contacts of Assured Guaranty and its foreign subsidiaries (except AGRO, which has elected to be taxed as a U.S. corporation) so that they should not be engaged in a trade or business in the United States. A foreign corporation, such as AG Re deemed to be engaged in a trade or business in the United States would be subject to U.S. income tax at regular corporate rates, as well as the branch profits tax, on its income which is treated as effectively connected with the conduct of that trade or business, unless the corporation is entitled to relief under the permanent establishment provision of an applicable tax treaty, as discussed below. Such income tax, if imposed, would be based on effectively connected income computed in a manner generally analogous to that applied to the income of a U.S. corporation, except that a foreign corporation may generally be entitled to deductions and credits only if it timely files a U.S. federal income tax return. Assured Guaranty and AG Re have and will continue to file protective U.S. federal income tax returns on a timely basis in order to preserve the right to claim income tax deductions and credits if it is ever determined that they are subject to U.S. federal income tax. The highest marginal federal income tax rates currently are 35% for a corporation’s effectively connected income and 30% for the “branch profits” tax.

Under the income tax treaty between Bermuda and the United States (the “Bermuda Treaty”), a Bermuda insurance company would not be subject to U.S. income tax on any insurance income found to be effectively connected with a U.S. trade or business unless that trade or business is conducted through a permanent establishment in the United States. AG Re currently intends to conduct its activities so that it does not have a permanent establishment in the United States.

An insurance enterprise resident in Bermuda generally will be entitled to the benefits of the Bermuda Treaty if (i) more than 50% of its shares are owned beneficially, directly or indirectly, by individual residents of the United States or Bermuda or U.S. citizens and (ii) its income is not used in substantial part, directly or indirectly, to make disproportionate distributions to, or to meet certain liabilities of, persons who are neither residents of either the United States or Bermuda nor U.S. citizens. We believe AG Re qualifies for Bermuda treaty benefits. Assured Guaranty is not eligible for treaty benefits because it is not an insurance company.

Foreign insurance companies carrying on an insurance business within the United States have a certain minimum amount of effectively connected net investment income, determined in accordance with a formula that depends, in part, on the amount of U.S. risk insured or reinsured by such companies. If AG Re is considered to be engaged in the conduct of an insurance business in the United States and is not entitled to the benefits of the Bermuda Treaty in general (because it fails to satisfy one of the limitations on treaty benefits discussed above), the Code could subject a significant portion of AG Re’s investment income to U.S. income tax.

The United States also imposes an excise tax on insurance and reinsurance premiums paid to foreign insurers or reinsurers with respect to risks located in the United States. The rates of tax applicable to premiums paid to AG Re and Assured Guaranty UK are 4% for casualty insurance premiums and 1% for reinsurance premium on life insurance premiums, subject to reduction to 0% under the U.K. Treaty with respect to premiums paid to Assured Guaranty UK.

Assured Guaranty US Holdings is a Delaware holding company. Its direct subsidiaries are AGC, a Maryland corporation and Assured Guaranty Financial Products, a Delaware corporation. Assured Guaranty Overseas US Holdings (a subsidiary of Assured Guaranty Barbados Holdings), is a Delaware corporation and its subsidiary, AGRO, is a Bermuda company which has elected under the Code to be taxed as a U.S. corporation. AGRO’s subsidiary is Assured Guaranty Mortgage, which is a New York corporation. As such, each corporation is subject to taxation in the United States at regular corporate rates. Dividends paid, if any, by Assured Guaranty US Holdings to Assured Guaranty will be subject to a 30% U.S. withholding tax.

Taxation of Shareholders

Bermuda Taxation

Currently, there is no Bermuda withholding or other tax payable on principal, interests or dividends paid to the holders of the common shares of Assured Guaranty.

United States Taxation

This discussion is based upon the Code, the regulations promulgated thereunder and any relevant administrative rulings or pronouncements or judicial decisions, all as in effect on the date hereof and as currently interpreted, and does not take into account possible changes in such tax laws or interpretations thereof, which may apply retroactively. This discussion does not include any description of the tax laws of any state or local governments within the United States.

The following summary sets forth the material U.S. federal income tax considerations related to the purchase, ownership and disposition of common shares. Unless otherwise stated, this summary deals only with holders that are U.S. Persons (as defined below) who purchase their common shares and who hold their common shares as capital assets within the meaning of section 1221 of the Code. The following discussion is only a discussion of the material U.S. federal income tax matters as described herein and does not purport to address all of the U.S. federal income tax consequences that may be relevant to a particular shareholder in light of such shareholder’s specific circumstances. For example, special rules apply to certain shareholders, such as partnerships, insurance companies, regulated investment companies, real estate investment trusts, financial asset securitization investment trusts, dealers or traders in securities, tax exempt organizations, expatriates, persons who are considered with respect to any of us as “United States shareholders” for purposes of the controlled foreign corporation (“CFC”) rules of the Code (generally, a U.S. Person, as defined below, who owns or is deemed to own 10% or more of the total combined voting power of all classes of Assured Guaranty or the stock of any of our foreign subsidiaries entitled to vote (i.e., 10% U.S. Shareholders)), or persons who hold the common shares as part of a hedging or conversion transaction or as part of a short-sale or straddle. Any such shareholder should consult their tax advisor.

For purposes of this discussion, the term “U.S. Person” means: (i) a citizen or resident of the United States, (ii) a partnership or corporation, or entity treated as a corporation, created or organized in or under the laws of the United States, or any political subdivision thereof, (iii) an estate the income of which is subject to U.S. federal income taxation regardless of its source, (iv) a trust if either (x) a court within the United States is able to exercise primary supervision over the administration of such trust and one or more U.S. Persons have the authority to control all substantial decisions of such trust or (y) the trust has a valid election in effect to be treated as a U.S. Person for U.S. federal income tax purposes or (v) any other person or entity that is treated for U.S. federal income tax purposes as if it were one of the foregoing.

Taxation of Dividends.   Subject to the discussions below relating to the potential application of the CFC, related person insurance income (“RPII”), passive foreign investment company (“PFIC”) and foreign personal holding company (“FPHC”) rules, cash distributions, if any, made with respect to the common shares will constitute dividends for U.S. federal income tax purposes to the extent paid out of current or accumulated earnings and profits of Assured Guaranty (as computed using U.S. tax principles). Under current legislation, certain dividends paid to individual shareholders before 2009 are eligible for reduced rates of tax. Dividends paid by Assured Guaranty to corporate shareholders will not be eligible for the dividends received deduction. To the extent such distributions exceed Assured Guaranty’s earnings and profits, they will be treated first as a return of the shareholder’s basis in the common shares to the extent thereof, and then as gain from the sale of a capital asset.

Classification of Assured Guaranty or its Foreign Subsidiaries as Controlled Foreign Corporation.   Each 10% U.S. Shareholder (as defined below) of a foreign corporation that is a CFC for an uninterrupted period of 30 days or more during a taxable year, and who owns shares in the CFC, directly or indirectly through foreign entities, on the last day of the CFC’s taxable year, must include in its gross income for U.S. federal income tax purposes its pro rata share of the CFC’s “subpart F income,” even if the subpart F income is not distributed. A foreign corporation is considered a CFC if 10% U.S. Shareholders own (directly, indirectly through foreign entities or by attribution by application of the constructive ownership rules of section 958(b) of the Code (i.e., “constructively”)) more than 50% of the total combined voting power of all classes of voting stock of such foreign corporation, or more than 50% of the total value of all stock of such corporation on any day during the taxable year of such corporation. For purposes of taking into account insurance income, a CFC also includes a foreign insurance company in which more than 25% of the total combined voting power of all classes of stock (or more than 25% of the total value of the stock) is owned by 10% U.S. Shareholders, on any day during the taxable year of such corporation. A “10% U.S.

Shareholder” is a U.S. Person who owns (directly, indirectly through foreign entities or constructively) at least 10% of the total combined voting power of all classes of stock entitled to vote of the foreign corporation. We believe that because of the dispersion of our share ownership, provisions in our organizational documents that limit voting power (these provisions are described in “Description of Share Capital”) and other factors, no U.S. Person who owns shares of Assured Guaranty directly or indirectly through one or more foreign entities should be treated as owning (directly, indirectly through foreign entities, or constructively), 10% or more of the total voting power of all classes of shares of Assured Guaranty or any of its foreign subsidiaries. It is possible, however, that the IRS could challenge the effectiveness of these provisions and that a court could sustain such a challenge.

The RPII CFC Provisions.   The following discussion generally is applicable only if the RPII of AG Re determined on a gross basis, is 20% or more of AG Re’s gross insurance income for the taxable year and the 20% Ownership Exception (as defined below) is not met. The following discussion generally would not apply for any fiscal year in which AG Re’s gross RPII falls below the 20% threshold or the 20% Ownership Exception is met. Although we cannot be certain, Assured Guaranty believes that the gross RPII of AG Re as a percentage of its gross insurance income was in prior years of operations and will be for the foreseeable future below the 20% threshold for each tax year.

RPII is any “insurance income” (as defined below) attributable to policies of insurance or reinsurance with respect to which the person (directly or indirectly) insured is a “RPII shareholder” (as defined below) or a “related person” (as defined below) to such RPII shareholder. In general, and subject to certain limitations, “insurance income” is income (including premium and investment income) attributable to the issuing of any insurance or reinsurance contract which would be taxed under the portions of the Code relating to insurance companies if the income were the income of a domestic insurance company. For purposes of inclusion of the RPII of AG Re in the income of RPII shareholders, unless an exception applies, the term “RPII shareholder” means any U.S. Person who owns (directly or indirectly through foreign entities) any amount of Assured Guaranty’s common shares. Generally, the term “related person” for this purpose means someone who controls or is controlled by the RPII shareholder or someone who is controlled by the same person or persons which control the RPII shareholder. Control is measured by either more than 50% in value or more than 50% in voting power of stock applying certain constructive ownership principles. AG Re will be treated as a CFC under the RPII provisions if RPII shareholders are treated as owning (directly, indirectly through foreign entities or constructively) 25% or more of the shares of Assured Guaranty by vote or value.

RPII Exceptions. The special RPII rules do not apply if (i) direct and indirect insureds and persons related to such insureds, whether or not U.S. Persons, are treated as owning (directly or indirectly through foreign entities) less than 20% of the voting power and less than 20% of the value of the stock of Assured Guaranty (the “20% Ownership Exception”), (ii) RPII, determined on a gross basis, is less than 20% of AG Re’s gross insurance income for the taxable year (the “20% Gross Income Exception), (iii) AG Re elects to be taxed on its RPII as if the RPII were effectively connected with the conduct of a U.S. trade or business, and to waive all treaty benefits with respect to RPII and meet certain other requirements or (iv) AG Re elects to be treated as a U.S. corporation and waive all treaty benefits and meet certain other requirements. Where none of these exceptions applies, each U.S. Person owning or treated as owning any shares in Assured Guaranty (and therefore, indirectly, in AG Re) on the last day of Assured Guaranty’s taxable year will be required to include in its gross income for U.S. federal income tax purposes its share of the RPII for the portion of the taxable year during which AG Re was a CFC under the RPII provisions, determined as if all such RPII were distributed proportionately only to such U.S. Persons at that date, but limited by each such U.S. Person’s share of AG Re’s current-year earnings and profits as reduced by the U.S. Person’s share, if any, of certain prior-year deficits in earnings and profits. AG Re intends to operate in a manner that is intended to ensure that each qualifies for the 20% Gross Income Exception.

Computation of RPII. For any year in which AG Re’s gross RPII is 20% or more of its gross insurance income for the year and AG Re does not meet the 20% Ownership Exception, Assured Guaranty may also seek information from its shareholders as to whether beneficial owners of common shares at the end of the year are U.S. Persons so that the RPII may be determined and apportioned among such persons; to the extent Assured Guaranty is unable to determine whether a beneficial owner of common shares is a U.S. Person, Assured Guaranty may assume that such owner is not a U.S. Person, thereby increasing the per share RPII amount for all known RPII shareholders. The amount of RPII includable in the income of a RPII shareholder is based upon the net RPII income for the year after deducting related expenses such as losses, loss reserves and operating expenses.

If, as expected, gross RPII is less than 20% of gross insurance income, RPII shareholders will not be required to include RPII in their taxable income. The amount of RPII includable in the income of a RPII shareholder is based upon the net RPII income for the year after deducting related expenses such as losses, loss reserves and operating expenses.

Apportionment of RPII to U.S. Holders. Every RPII shareholder who owns common shares on the last day of any taxable year of Assured Guaranty in which AG Re’s gross insurance income constituting RPII for that year equals or exceeds 20% of AG Re’s gross insurance income and AG Re does not meet the 20% Ownership Exception should expect that for such year it will be required to include in gross income its share of AG Re’s RPII for the portion of the taxable year during which AG Re was a CFC under the RPII provisions, whether or not distributed, even though it may not have owned the shares throughout such period. A RPII shareholder who owns common shares during such taxable year but not on the last day of the taxable year is not required to include in gross income any part of AG Re’s RPII.

Uncertainty as to Application of RPII. The RPII provisions are complex have never been interpreted by the courts or the Treasury Department in final regulations, and regulations interpreting the RPII provisions of the Code exist only in proposed form. It is not certain whether these regulations will be adopted in their proposed form or what changes or clarifications might ultimately be made thereto or whether any such changes, as well as any interpretation or application of RPII by the IRS, the courts or otherwise, might have retroactive effect. These provisions include the grant of authority to the Treasury Department to prescribe “such regulations as may be necessary to carry out the purpose of this subsection including regulations preventing the avoidance of this subsection through cross insurance arrangements or otherwise.” Accordingly, the meaning of the RPII provisions and the application thereof to AG Re is uncertain. In addition, we cannot be certain that the amount of RPII or the amounts of the RPII inclusions for any particular RPII shareholder, if any, will not be subject to adjustment based upon subsequent IRS examination. Any prospective investor which does business with AG Re and is considering an investment in common shares should consult his tax advisor as to the effects of these uncertainties.

Tax-Exempt Shareholders.   Tax-exempt entities will be required to treat certain subpart F insurance income, including RPII, that is includible in income by the tax-exempt entity as unrelated business taxable income. Prospective investors that are tax exempt entities are urged to consult their tax advisors as to the potential impact of the unrelated business taxable income provisions of the Code. A tax-exempt organization that is treated as a 10% U.S. Shareholder or a RPII Shareholder also must file IRS Form 5471 in certain circumstances.

Dispositions of Common Shares.   Subject to the discussions below relating to the potential application of the Code section 1248 and PFIC rules, holders of common shares generally should recognize capital gain or loss for U.S. federal income tax purposes on the sale, exchange or other disposition of common shares in the same manner as on the sale, exchange or other disposition of any other shares held as capital assets. If the holding period for these common shares exceeds one year, any gain will be subject to tax at a current maximum marginal tax rate of 15% for individuals and 35% for corporations. Moreover, gain, if any, generally will be a U.S. source gain and generally will constitute “passive income” for foreign tax credit limitation purposes.

Code section 1248 provides that if a U.S. Person sells or exchanges stock in a foreign corporation and such person owned, directly, indirectly through certain foreign entities or constructively, 10% or more of the voting power of the corporation at any time during the five-year period ending on the date of disposition when the corporation was a CFC, any gain from the sale or exchange of the shares will be treated as a dividend to the extent of the CFC’s earnings and profits (determined under U.S. federal income tax principles) during the period that the shareholder held the shares and while the corporation was a CFC (with certain adjustments). We believe that because of the dispersion of our share ownership, provisions in our organizational documents that limit voting power and other factors that no U.S. shareholder of Assured Guaranty should be treated as owning (directly, indirectly through foreign entities or constructively) 10% of more of the total voting power of Assured Guaranty; to the extent this is the case this application of Code Section 1248 under the regular CFC rules should not apply to dispositions of our common shares. It is possible, however, that the IRS could challenge the effectiveness of these provisions and that a court could sustain such a challenge. A 10% U.S. Shareholder may in certain circumstances be required to report a disposition of shares of a CFC by attaching IRS Form 5471 to the U.S. federal income tax or information return that it would normally file for the taxable year in which the disposition occurs. In the event this is determined necessary, Assured Guaranty will provide a completed IRS Form 5471 or the relevant information necessary to complete the Form. Code section 1248 also applies to the sale or exchange of shares in a foreign corporation if the foreign corporation would be treated as a CFC for RPII purposes regardless of whether the shareholder is a 10% U.S. Shareholder or whether RPII constitutes 20% or more of the corporation’s gross insurance income or the 20% Ownership Exception applies. Existing proposed regulations do not address whether Code section 1248 would apply if a foreign corporation is not a CFC but the foreign corporation has a subsidiary that is a CFC and that would be taxed as an insurance company if it were a domestic corporation. We believe, however, that this application of Code section 1248 under the RPII rules should not apply to dispositions of common shares because Assured Guaranty will not be directly engaged in the insurance business. We cannot be certain, however, that the IRS will not interpret the proposed regulations in a contrary manner or that the Treasury Department will not amend the proposed regulations to provide that these rules will apply to dispositions of common shares. Prospective investors should consult their tax advisors regarding the effects of these rules on a disposition of common shares.

Description of Share Capital

The following summary of our share capital is qualified in its entirety by the provisions of Bermuda law, our memorandum of association and Bye-Laws, copies of which are incorporated by reference as exhibits to this Annual Report on Form 10-K. In this section, the “Company,” “we,” “us” and “our” refer to Assured Guaranty Ltd. and not to any of its subsidiaries.

General

We have an authorized share capital of $5,000,000 divided into 500,000,000 shares, par value U.S. $0.01 per share, of which 75,711,675 common shares were issued and outstanding as of February 22, 2006. Except as described below, our common shares have no preemptive rights or other rights to subscribe for additional common shares, no rights of redemption, conversion or exchange and no sinking fund rights. In the event of liquidation, dissolution or winding-up, the holders of our common shares are entitled to share equally, in proportion to the number of common shares held by such holder, in our assets, if any remain after the payment of all our debts and liabilities and the liquidation preference of any outstanding preferred shares. Under certain circumstances, we have the right to purchase all or a portion of the shares held by a shareholder. See “—Acquisition of Common Shares by Us” below.

Voting Rights and Adjustments

In general, and except as provided below, shareholders have one vote for each common share held by them and are entitled to vote with respect to their fully paid shares at all meetings of shareholders. However, if, and so long as, the common shares (and other of our shares) of a shareholder are treated as “controlled shares” (as determined pursuant to section 958 of the Code) of any “United States person” as defined in the Code (a “U.S. Person”) and such controlled shares constitute 9.5% or more of the votes conferred by our issued and outstanding shares, the voting rights with respect to the controlled shares owned by such U.S. Person shall be limited, in the aggregate, to a voting power of less than 9.5% of the voting power of all issued and outstanding shares, under a formula specified in our Bye-laws. The formula is applied repeatedly until there is no U.S. Person whose controlled shares constitute 9.5% or more of the voting power of all issued and outstanding shares and who generally would be required to recognize income with respect to us under the Code if we were a controlled foreign corporation as defined in the Code and if the ownership threshold under the Code were 9.5% (as defined in our Bye-Laws as a “9.5% U.S. Shareholder”). In addition, our board of directors may determine that shares held carry different voting rights when it deems it appropriate to do so to (i) avoid the existence of any 9.5% U.S. Shareholder; and (ii) avoid adverse tax, legal or regulatory consequences to the Company or any of its subsidiaries or any direct or indirect holder of shares or its affiliates. “Controlled shares” includes, among other things, all shares of Assured Guaranty that such U.S. Person is deemed to own directly, indirectly or constructively (within the meaning of section 958 of the Code). The foregoing provision does not apply to ACE because it is not a U.S. Shareholder. Further, these provisions do not apply in the event one shareholder owns greater than 75% of the voting power of all issued and outstanding shares.

Under these provisions, certain shareholders may have their voting rights limited to less than one vote per share, while other shareholders may have voting rights in excess of one vote per share. Moreover, these provisions could have the effect of reducing the votes of certain shareholders who would not otherwise be subject to the 9.5% limitation by virtue of their direct share ownership. Our Bye-laws provide that we will use our best efforts to notify shareholders of their voting interests prior to any vote to be taken by them.

Our board of directors is authorized to require any shareholder to provide information for purposes of determining whether any holder’s voting rights are to be adjusted, which may be information on beneficial share ownership, the names of persons having beneficial ownership of the shareholder’s shares, relationships with other shareholders or any other facts our board of directors may deem relevant. If any holder fails to respond to this request or submits incomplete or inaccurate information, our board of directors may eliminate the shareholder’s voting rights. All information provided by the shareholder will be treated by us as confidential information and shall be used by us solely for the purpose of establishing whether any 9.5% U.S. Shareholder exists and applying the adjustments to voting power (except as otherwise required by applicable law or regulation).

Restrictions on Transfer of Common Shares

Each transfer must comply with current Bermuda Monetary Authority permission or have specific permission from the Bermuda Monetary Authority. Our board of directors may decline to register a transfer of any common shares under certain circumstances, including if they have reason to believe that any adverse tax, regulatory or legal consequences to us, any of our subsidiaries or any of our shareholders or indirect holders of shares or its Affiliates may occur as a result of such transfer (other than such as our board of directors considers de minimis). Transfers must be by instrument unless otherwise permitted by the Companies Act.

The restrictions on transfer and voting restrictions described above may have the effect of delaying, deferring or preventing a change in control of Assured Guaranty.

Acquisition of Common Shares by Us

Under our Bye-Laws and subject to Bermuda law, if our board of directors determines that any ownership of our shares may result in adverse tax, legal or regulatory consequences to us, any of our subsidiaries or any of our shareholders or indirect holders of shares or its Affiliates (other than such as our board of directors considers de minimis), we have the option, but not the obligation, to require such shareholder to sell to us or to a third party to whom we assign the repurchase right the minimum number of common shares necessary to avoid or cure any such adverse consequences at a price determined in the discretion of the board of directors to represent the shares’ fair market value (as defined in our Bye-Laws).

Other Provisions of Our Bye-Laws

Our Board of Directors and Corporate Action.   Our Bye-Laws provide that our board of directors shall consist of not less than three and not more than 21 directors, the exact number as determined by the board of directors. Our board of directors consist of eight persons, and are divided into three classes. Each elected director generally will serve a three year term, with termination staggered according to class. Shareholders may only remove a director for cause (as defined in our Bye-Laws) at a general meeting, provided that the notice of any such meeting convened for the purpose of removing a director shall contain a statement of the intention to do so and shall be provided to that director at least two weeks before the meeting. Vacancies on the board of directors can be filled by the board of directors if the vacancy occurs in those events set out in our Bye-Laws as a result of death, disability, disqualification or resignation of a director, or from an increase in the size of the board of directors.

Generally under our Bye-Laws, the affirmative votes of a majority of the votes cast at any meeting at which a quorum is present is required to authorize a resolution put to vote at a meeting of the board of directors. Corporate action may also be taken by a unanimous written resolution of the board of directors without a meeting. A quorum shall be at least one-half of directors then in office present in person or represented by a duly authorized representative, provided that at least two directors are present in person.

Shareholder Action.   At the commencement of any general meeting, two or more persons present in person and representing, in person or by proxy, more than 50% of the issued and outstanding shares entitled to vote at the meeting shall constitute a quorum for the transaction of business. In general, any questions proposed for the consideration of the shareholders at any general meeting shall be decided by the affirmative votes of a majority of the votes cast in accordance with the Bye-Laws.

The Bye-Laws contain advance notice requirements for shareholder proposals and nominations for directors, including when proposals and nominations must be received and the information to be included.

Amendment.   The Bye-Laws may be amended only by a resolution adopted by the board of directors and by resolution of the shareholders.

Voting of Non-U.S. Subsidiary Shares.   If we are required or entitled to vote at a general meeting of any of AG Re, AGFOL or any other directly held non-U.S. subsidiary of ours, our board of directors shall refer the subject matter of the vote to our shareholders and seek direction from such shareholders as to how they should vote on the resolution proposed by the non-U.S. subsidiary. Our board of directors in its discretion shall require substantially similar provisions are or will be contained in the bye-laws (or equivalent governing documents) of any direct or indirect non-U.S. subsidiaries other than UK and AGRO.

Employees

As of December 31, 2005, we had 126 employees. None of our employees is subject to collective bargaining agreements. We believe that employee relations are satisfactory.

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

ITEM 1A.      RISK FACTORS

You should carefully consider the following information, together with the other information contained in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones we face. However, these are the risks our management believes are material. Additional risks not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Any of the risks described below could result in a significant or material adverse effect on our results of operations or financial condition.

Risks Related to Our Company

A downgrade of the financial strength or financial enhancement ratings of any of our insurance subsidiaries could adversely affect our business and prospects and, consequently, our results of operations and financial condition.

Financial strength ratings have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. The objective of these ratings is to provide an opinion of an insurer’s financial strength and ability to meet ongoing obligations to its policyholders. Ratings reflect the rating agencies’ opinions of our financial strength, and are neither evaluations directed to investors in our common shares nor recommendations to buy, sell or hold our common shares.

As of the date of this Form 10-K, our insurance company subsidiaries have been assigned the following insurance financial strength ratings:

	Moody’s	S&P	Fitch
AGC	Aa1(Excellent)	AAA(Extremely Strong)	AAA(Extremely Strong)
AG Re	Aa2(Excellent)	AA(Very Strong)	AA(Very Strong)
AGRO	Aa2(Excellent)	AA(Very Strong)	AA(Very Strong)
Assured Guaranty Mortgage	Aa2(Excellent)	AA(Very Strong)	AA(Very Strong)
Assured Guaranty (UK) Ltd	Aa1(Excellent)	AAA(Extremely Strong)	AAA(Extremely Strong)

“Aa1” (Excellent) is the second highest ranking and “Aa2” (Excellent) is the third highest ranking of 21 ratings categories used by Moody’s. A “AAA” (Extremely Strong) rating is the highest ranking and “AA” (Very Strong) is the third highest ranking of the 21 ratings categories used by S&P. “AAA” (Extremely Strong) is the highest ranking and “AA” (Very Strong) is the third highest ranking of the 24 ratings categories used by Fitch. An insurance financial strength rating is an opinion with respect to an insurer’s ability to pay under its insurance policies and contracts in accordance with their terms. The opinion is not specific to any particular policy or contract. Insurance financial strength ratings do not refer to an insurer’s ability to meet non-insurance obligations and are not a recommendation to purchase or discontinue any policy or contract issued by an insurer or to buy, hold, or sell any security issued by an insurer, including our common shares.

The major rating agencies have developed and published rating guidelines for rating financial guaranty and mortgage guaranty insurers and reinsurers. The insurance financial strength ratings assigned by S&P, Moody’s and Fitch are based upon factors relevant to policyholders and are not directed toward the protection of investors in our common shares. The rating criteria used by the rating agencies in establishing these ratings include consideration of the sufficiency of capital resources to meet projected growth (as well as access to such additional capital as may be necessary to continue to meet applicable capital adequacy standards), the company’s overall financial strength, and demonstrated management expertise in financial guaranty and traditional reinsurance, credit analysis, systems development, marketing, capital markets and investment operations. Obligations insured by AGC generally are rated Aa1, AAA and AAA by Moody’s, S&P and Fitch, respectively, by virtue of such insurance. These ratings reflect only the views of the respective rating agencies and are subject to revision or withdrawal at any time.

The rating agencies grant credit to primary companies in their calculations of required capital and single risk limits for reinsurance ceded. The amount of credit is a function of the financial strength rating of the reinsurer. For example, S&P has established the following reinsurance credit for business ceded to a monoline reinsurer, including AG Re and AGRO:

	Monoline Reinsurer Rating
Ceding Company Rating	AAA	AA	A	BBB
AAA	100%	70%	50%	n/a
AA	100%	75%	70%	50%
A	100%	80%	75%	70%
Below A: Not applicable.

For reinsurance ceded to a multiline reinsurer, S&P has re-examined its methodology for the determination of reinsurance credit. In the course of its examination, S&P considered the effect of having both monoline and multiline companies in the industry, determining that multiline reinsurers had not demonstrated sufficient commitment to participation in the industry and occasionally had handled claims for financial guaranty reinsurance as they handle claims in their other business lines. S&P therefore determined that no rating agency reinsurance credit would be accorded cessions to multiline reinsurance companies that had not demonstrated their willingness and ability to make timely payment, which willingness and ability is measured by a financial enhancement rating (“FER”) from S&P. A financial enhancement rating reflects not only an insurer’s perceived ability to pay claims, but also its perceived willingness to pay claims. FERs are assigned by S&P to multiline insurers requesting the rating who meet stringent criteria identifying the company’s capacity and willingness to pay claims on a timely basis. S&P has established the following reinsurance credit for business ceded to a multiline reinsurer carrying an FER:

	Multiline Reinsurer Rating
Ceding Company Rating	AAA	AA	A	BBB
AAA	95%	65%	45%	n/a
AA	95%	70%	65%	45%
A	95%	75%	70%	65%
Below A: Not applicable.

The ratings of AGRO, Assured Guaranty Mortgage and Assured Guaranty (UK) Ltd. are dependent upon support in the form of keepwell agreements. AG Re provides a keepwell to its subsidiary, AGRO. AGRO provides a keepwell to its subsidiary, Assured Guaranty Mortgage. AGC provides a keepwell to its subsidiary, Assured Guaranty (UK) Ltd. Pursuant to the terms of these agreements, each of AG Re, AGRO and  AGC agrees to provide funds to their respective subsidiaries sufficient for those subsidiaries to meet their obligations.

The ratings assigned by S&P, Moody’s and Fitch to our insurance subsidiaries are subject to periodic review and may be downgraded by one or more of the rating agencies as a result of changes in the views of the rating agencies or adverse developments in our subsidiaries’ financial conditions or results of operations due to underwriting or investment losses or other factors. As a result, the ratings assigned to our insurance subsidiaries by any of the rating agencies may change at any time. If the ratings of any of our insurance subsidiaries were reduced below current levels by any of the rating agencies, it could have an adverse effect on the affected subsidiary’s competitive position and its prospects for future business opportunities. A downgrade may also reduce the value of the reinsurance we offer, which may no longer be of sufficient economic value for our customers to continue to cede to our subsidiaries at economically viable rates.

With respect to a significant portion of our in-force financial guaranty reinsurance business, in the event of certain downgrades, the ceding company has the right to recapture business ceded to the affected subsidiary and assets representing substantially all of the statutory unearned premium and loss reserves (if any) associated with that business, with a corresponding negative impact to earnings, which could be significant. Alternatively, the ceding company can increase the commissions it charges us for cessions. Any such increase may be retroactive to the date of the cession, requiring the affected subsidiary to refund a portion of related premium previously earned, with a corresponding negative impact to earnings, which could be significant. In the event of a downgrade of any of our subsidiaries that write or insure exposures relating to contracts that allow for the use of derivative instruments to transfer credit risk, or credit derivatives, a downgrade below negotiated levels may allow a counterparty to terminate its agreements, resulting in the possible payment of a settlement amount. A downgrade also will increase the possibility that we may have to pledge collateral for the benefit of a counterparty.

A downgrade may also negatively impact the affected company’s ability to write new business or negotiate favorable terms on new business.

Our success depends on our ability to successfully execute our business strategy.

Our strategy is to focus on two core businesses: (1) financial and mortgage guaranty insurance and (2) financial guaranty reinsurance.

The fact that AGC, through which we write financial guaranty insurance, carries a triple-A rating from S&P and Fitch, but not from Moody’s places it at a competitive disadvantage against companies rated triple-A by S&P, Fitch and Moody’s. The absence of a triple-A rating from Moody’s may adversely affect the desirability of our financial guaranty insurance, and in fact may preclude us from successfully marketing our financial guaranty insurance in certain markets. Furthermore, while we have a substantial in-force book of financial guaranty direct business, the majority of that exposure was written in the credit derivatives market rather than in the more traditional third-party financial guaranty insurance market. We may not be able to successfully expand relationships with issuers, servicers and other parties that are necessary to generate business in the traditional financial guaranty insurance market.

We are dependent on a small number of ceding companies to provide us with a substantial part of our reinsurance business.

We have derived a substantial portion of our revenues from financial guaranty reinsurance premiums. A significant reduction in the amount of reinsurance ceded by one or more of our principal ceding companies would have an adverse effect upon our reinsurance business. A number of factors could cause such a reduction. For example, reluctance among our principal ceding companies to cede business to us as a result of competition with them in the direct financial guaranty business. In addition, primary insurers may retain higher levels of risk than in the past. Also, the volume of municipal bond and structured securities new issuances, together with the levels of and changes in interest rates and investor demand, may significantly affect the new business activities of primary financial guaranty insurers and, consequently, their use of reinsurance.

Additionally, our ability to receive profitable pricing for our reinsurance depends largely on prices charged by the primary insurers for their insurance coverage and the amount of ceding commissions paid by us to these primary insurers.

General economic factors, including fluctuations in interest rates and housing prices, may adversely affect our loss experience and the demand for our products.

Our business, and the risks associated with our business, depend in large measure on general economic conditions and capital markets activity. Our loss experience could be materially adversely affected by extended national or regional economic recessions, business failures, rising unemployment rates, interest rate changes or volatility, changes in investor perceptions regarding the strength of financial guaranty providers and the policies or guaranties offered by such providers, investor concern over the credit quality of municipalities or corporations, terrorist attacks, acts of war, or combinations of such factors. These events could also materially decrease demand for financial guaranty insurance. In addition to exposure to general economic factors, we are exposed to the specific risks faced by the particular businesses, municipalities or pools of assets covered by our financial guaranty products.

Prevailing interest rate levels affect capital markets activity which in turn affects demand for financial guaranty insurance. Higher interest rates may result in declines in new issue and refunding volume which may reduce demand for our financial guaranty products. Lower interest rates generally are accompanied by narrower interest rate spreads between insured and uninsured obligations. The purchase of insurance during periods of narrower interest rate spreads generally will provide lower cost savings to the issuer than during periods of wider spreads. These lower cost savings could be accompanied by a corresponding decrease in demand for financial guaranty insurance. However, the increased level of refundings during periods of lower interest rates historically has increased the demand for insurance.

Under the standard mortgage insurance policies that we reinsure, a default on the underlying mortgage generally will give the insurer the option to pay the entire loss amount and take title to the mortgaged property or pay the coverage percentage in full satisfaction of its obligations under the policy. Due to a strong housing market in recent years, insurers have been able to take advantage of paying the entire loss amount and selling properties quickly. If housing values depreciate or fail to appreciate, the primary insurers’ ability to recover amounts paid on defaulted mortgages may be reduced or delayed, which in turn may lead to increased losses under our related reinsurance contracts and have a material adverse affect on our results of operations or our financial condition in general.

If claims exceed our loss reserves, our financial results could be significantly adversely affected.

Our results of operations and financial condition depend upon our ability to assess accurately and manage the potential loss associated with the risks that we insure and reinsure. We establish loss and loss adjustment expense reserves, including reserves for Hurricane Katrina, based on estimates involving statistical projections of our expectations of the ultimate settlement and administration costs of claims on the policies we write. We use statistical models as well as historical insurance industry loss development patterns as estimates of future trends in claims severity, frequency and other factors to establish our estimate of loss reserves. Establishing loss reserves is an inherently uncertain process. Accordingly, actual claims and claim expenses paid may deviate, perhaps materially, from the reserve estimates reflected in our consolidated financial statements.

If our loss reserves at any time are determined to be inadequate, we will be required to increase loss reserves at the time of such determination. This could cause a material increase in our liabilities and a reduction in our profitability, or possibly an operating loss and reduction of capital.

Adverse selection by ceding companies may adversely affect our financial results.

A portion of our reinsurance business is written under treaties, which generally give the ceding company some ability to select the risks ceded to us as long as they are covered by the terms of the treaty. There is a risk under these treaties that the ceding companies will adversely select the risks ceded to us by ceding those exposures that have higher rating agency capital charges or that the ceding companies expect to be less profitable. We attempt to mitigate this risk in a number of ways, including requiring ceding companies to retain a minimum amount, which varies by treaty, of the ceded business. If we are unsuccessful in mitigating this risk, our financial results may be adversely affected.

Our financial guaranty products may subject us to significant risks from individual or correlated credits.

The breadth of our business exposes us to potential losses in a variety of our products as a result of a credit problem at one company (“single name” exposure). For example, we could have direct exposure to a corporate credit for which we write and/or insure a credit derivative. We could also be exposed to the same corporate credit risk if the credit’s securities are contained in a portfolio of collateralized debt obligations (“CDOs”) we insure, or if it is the originator or servicer of loans or other assets backing structured securities that we have insured. A CDO is a debt security backed by a pool of debt obligations. While we track our aggregate exposure to single names in our various lines of business and have established underwriting criteria to manage risk aggregations, there can be no assurance that our ultimate exposure to a single name will not exceed our underwriting guidelines, or that an event with respect to a single name will not cause a significant loss. In addition, because we insure or reinsure municipal bonds, we can have significant exposures to single municipal risks. While the risk of a complete loss, where we pay the entire principal amount of an issue of bonds and interest thereon with no recovery, is generally lower than for corporate credits as most municipal bonds are backed by tax or other revenues, there can be no assurance that a single default by a municipality would not have a material adverse effect on our results of operations or financial condition.

Some of our direct financial guaranty products may be riskier than traditional financial guaranty insurance.

A substantial portion of our financial guaranty direct exposures have been assumed as credit derivatives. Traditional financial guaranty insurance provides an unconditional and irrevocable guaranty that protects the holder of a municipal finance or structured finance obligation against non-payment of principal and interest, while credit derivatives provide protection from the occurrence of specified credit events, including non-payment of principal and interest. Credit derivative products may also provide for settlement of an entire exposure, rather than a missed payment obligation as in traditional financial guaranty, upon the occurrence of a credit event, which could require us to sell assets or otherwise generate liquidity in advance of any potential recoveries.

Competition in our industry may adversely affect our revenues.

We face significant competition in our business, and our revenues and profitability could decline as a result of competition.

The financial guaranty industry is highly competitive. The principal sources of direct and indirect competition are other financial guaranty insurance companies, most of which have greater financial resources and superior financial strength ratings than we do. We also face competition from other forms of credit enhancement, including structural enhancement incorporated in structured and other obligations and letters of credit, guaranties and credit derivatives provided primarily by foreign and domestic banks and other financial institutions, some of which are governmental enterprises or have been assigned the highest ratings awarded by one or more of the major rating agencies.

There are also a relatively limited number of financial guaranty reinsurance companies. As a result, the industry is particularly vulnerable to swings in capacity based on the entry or exit of one or a small number of financial guaranty reinsurers.

New entrants into the financial guaranty industry could have an adverse effect on our prospects either by furthering price competition or by reducing the aggregate demand for our reinsurance as a result of additional insurance capacity. The most significant barriers to entry for new financial guaranty competitors are rating agency requirements and regulatory capital requirements. New entrants or additional reinsurance capacity would likely have an adverse effect on our business.

With respect to mortgage guaranty reinsurance, we compete with a number of other reinsurance companies as well as with alternatives to reinsurance, including risk-sharing arrangements with affiliates of the mortgage insurers and lender-owned captives. Many of these competitors have greater experience and relationships in these markets.

We are dependent on key executives and the loss of any of these executives, or our inability to retain other key personnel, could adversely affect our business.

Our success substantially depends upon our ability to attract and retain qualified employees and upon the ability of our senior management and other key employees to implement our business strategy. We believe there are only a limited number of available qualified executives in the business lines in which we compete. Although we are not aware of any planned departures, we rely substantially upon the services of Dominic J. Frederico, our President and Chief Executive Officer, and other executives. Although Mr. Frederico and certain other executives have employment agreements with us, we cannot assure you that we will be able to retain their services. The loss of the services of either of these individuals or other key members of our management team could adversely affect the implementation of our business strategy.

Our business could be adversely affected by Bermuda employment restrictions.

Our location in Bermuda may serve as an impediment to attracting and retaining experienced personnel. Under Bermuda law, non-Bermudians, other than spouses of Bermudians and individuals holding permanent resident certificates or working resident certificates, are not permitted to engage in any gainful occupation in Bermuda without a work permit issued by the Bermuda government. A work permit is only granted or extended if the employer can show that, after a proper public advertisement, no Bermudian, spouse of a Bermudian or individual holding a permanent resident certificate or working resident certificates is available who meets the minimum standards for the position. The Bermuda government has announced a policy that places a six-year term limit on individuals with work permits, subject to specified exemptions for persons deemed to be key employees. All of our Bermuda-based employees who require work permits have been granted permits by the Bermuda government, including our President and Chief Executive Officer, Chief Financial Officer, General Counsel and Secretary, Chief Accounting Officer, Chief Credit Officer and Chief Surveillance Officer. It is possible that we could lose the services of one or more of our key employees if we are unable to obtain or renew their work permits.

We may be adversely affected by interest rate changes affecting the performance of our investment portfolio.

Our operating results are affected, in part, by the performance of our investment portfolio. Changes in interest rates could also have an adverse effect on our investment income. For example, if interest rates decline, funds reinvested will earn less than expected. Our investment portfolio contains interest rate-sensitive instruments, such as bonds, which may be adversely affected by changes in interest rates. Increases in interest rates will reduce the value of these securities, resulting in unrealized losses that we are required to include in shareholder’s equity as a change in accumulated other comprehensive income. Accordingly, interest rate increases could reduce our shareholder’s equity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Investments.”

In addition, our investment portfolio includes mortgage-backed securities. As of December 31, 2005, mortgage-backed securities constituted approximately 28% of our invested assets. As with other fixed maturity investments, the fair market value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to significant prepayment risks on these investments. In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities are prepaid more quickly, requiring us to reinvest the proceeds at then-current market rates. During periods of rising interest rates, the frequency of prepayments generally decreases. Mortgage-backed securities having an amortized value less than par (i.e., purchased at a discount) may incur a decrease in yield or a loss as a result of slower prepayment.

Interest rates are highly sensitive to many factors, including monetary policies, domestic and international economic and political conditions and other factors beyond our control. We do not engage in active management, or hedging, of interest rate risk, and may not be able to mitigate interest rate sensitivity effectively.

The performance of our invested assets affects our results of operations and cash flows.

Income from our investment portfolio is one of the primary sources of cash flows supporting our operations and claim payments. For the years ended December 31, 2005, 2004 and 2003, our net investment income was $96.8 million, $94.8 million and $96.3 million, respectively, in each case exclusive of net realized gains and unrealized gains (losses) on investments. If our calculations with respect to our policy liabilities are incorrect, or if we improperly structure our investments to meet these liabilities, we could have unexpected losses, including losses resulting from forced liquidation of investments before their maturity. The investment policies of our insurance subsidiaries are subject to insurance law requirements, and may change depending upon regulatory, economic and market conditions and the existing or anticipated financial condition and operating requirements, including the tax position, of our businesses.

We have retained BlackRock Financial Management (“BlackRock”) to manage our investment portfolio. The performance of our invested assets is subject to their performance in selecting and managing appropriate investments. BlackRock has discretionary authority over our investment portfolio within the limits of our investment guidelines.

Our net income may be volatile because a portion of the credit risk we assume is in the form of credit derivatives that are accounted for under FAS 133, which requires that these instruments be marked-to-market quarterly.

Any event causing credit spreads (i.e., the difference in interest rates between comparable securities having different credit risk) on an underlying security referenced in a credit derivative in our portfolio either to widen or to tighten will affect the fair value of the credit derivative and may increase the volatility of our earnings. Derivatives must be accounted for either as assets or liabilities on the balance sheet and measured at fair market value. Although there is no cash flow effect from this “marking to market,” net changes in the fair market value of the derivative are reported in our statement of operations and therefore will affect our reported earnings. If the derivative is held to maturity and no credit loss is incurred, any gains or losses previously reported would be offset by corresponding gains or losses at maturity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Derivative Financial Instruments.”

Common events that may cause credit spreads on an underlying municipal or corporate security referenced in a credit derivative to fluctuate include changes in the state of national or regional economic conditions, industry cyclicality, changes to a company’s competitive position within an industry, management changes, changes in the ratings of the underlying security, movements in interest rates, default or failure to pay interest, or any other factor leading investors to revise expectations about the issuer’s ability to pay principal and interest on its debt obligations. Similarly, common events that may cause credit spreads on an underlying structured security referenced in a credit derivative to fluctuate may include the occurrence and severity of collateral defaults, changes in demographic trends and their impact on the levels of credit enhancement, rating changes, changes in interest rates or prepayment speeds, or any other factor leading investors to revise expectations about the risk of the collateral or the ability of the servicer to collect payments on the underlying assets sufficient to pay principal and interest.

An increase in our subsidiaries’ risk-to-capital ratio or leverage ratio may prevent them from writing new insurance.

Rating agencies and insurance regulatory authorities impose capital requirements on our insurance subsidiaries. These capital requirements, which include risk-to-capital ratios, leverage ratios and surplus requirements, limit the amount of insurance that our subsidiaries may write. Our insurance subsidiaries have several alternatives available to control their risk-to-capital ratios and leverage ratios, including obtaining capital contributions from us, purchasing reinsurance or entering into other loss mitigation agreements, or reducing the amount of new business written. However, a material reduction in the statutory capital and surplus of a subsidiary, whether resulting from underwriting or investment losses or otherwise, or a disproportionate increase in the amount of risk in force, could increase a subsidiary’s risk-to-capital ratio or leverage ratio. This in turn could require that subsidiary to obtain reinsurance for existing business (which may not be available, or may be available on terms that we consider unfavorable), or add to its capital base to maintain its financial strength ratings. Failure to maintain such ratings could limit that subsidiary’s ability to write new business.

We may require additional capital in the future, which may not be available or may be available only on unfavorable terms.

Our capital requirements depend on many factors, including our in-force book of business and rating agency capital requirements. To the extent that our existing capital is insufficient to meet these requirements and/or cover losses, we may need to raise additional funds through financings or curtail our growth and reduce our assets. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. Equity financings could result in dilution to our shareholders and the securities may have rights, preferences and privileges that are senior to those of our common shares. If our need for capital arises because of significant losses, the occurrence of these losses may make it more difficult for us to raise the necessary capital.

Adequate soft capital support may not be available.

Financial guaranty insurers and reinsurers typically rely on providers of lines of credit, credit swap facilities and similar capital support mechanisms (often referred to as “soft capital”) to supplement their “hard capital.” The ratings of soft capital providers directly affect the level of capital credit which the rating agencies attribute to the financial guaranty insurer or reinsurer when rating its financial strength. We intend to maintain soft capital facilities with providers having ratings adequate to provide the desired capital credit, although no assurance can be given that one or more of the rating agencies will not downgrade or withdraw the applicable ratings of such providers in the future. In addition, we cannot assure you that an acceptable replacement provider would be available in that event.

We may require additional liquidity in the future, which may not be available or may be available only on unfavorable terms.

We require liquidity in order to pay our operating expenses, interest on our debt and dividends on our common shares, and to make capital investments in our operating subsidiaries. We anticipate that our need for liquidity will be met by (1) the ability of our operating subsidiaries to pay dividends or to make other payments to us, (2) external financings and (3) investment income from our invested assets. Some of our subsidiaries are subject to legal and rating agency restrictions on their ability to pay dividends and make other permitted payments, and external financing may or may not be available to us in the future on satisfactory terms. Our other subsidiaries are subject to legal restrictions on their ability to pay dividends and distributions. See “Business—Regulation.” While we believe that we will have sufficient liquidity to satisfy our needs over the next 12 months, there can be no assurance that adverse market conditions, changes in insurance regulatory law or changes in general economic condition that adversely affect our liquidity will not occur. Similarly, there can be no assurance that adequate liquidity will be available to us on favorable terms in the future.

Liquidity at our operating subsidiaries is used to pay operating expenses, claims, payment obligation with respect to credit derivatives, reinsurance premiums and dividends to Assured Guaranty US Holding for debt service and dividends to us, as well as, where appropriate, to make capital investments in their own subsidiaries. While we believe that the operating cash flows of our subsidiaries will be sufficient to meet their needs, we cannot assure you that this will be the case, nor can we assure you that existing liquidity facilities will prove adequate to their needs, or be available to them on favorable terms in the future.

Changes in tax laws could reduce the demand or profitability of financial guaranty insurance, or negatively impact our investment portfolio.

Any material change in the U.S. tax treatment of municipal securities, the imposition of a “flat tax,” the imposition of a national sales tax in lieu of the current federal income tax structure in the United States, or changes in the treatment of dividends, could adversely affect the market for municipal obligations and, consequently, reduce the demand for financial guaranty insurance and reinsurance of such obligations.

The Jobs and Growth Tax Relief Reconciliation Act of 2003, enacted in May 2003, significantly reduces in certain situations the federal income tax rate for individuals on dividends and long-term capital gains through 2008. This tax change may adversely affect the market for municipal obligations and, consequently, reduce the demand for financial guaranty insurance and reinsurance of these obligations, which could reduce our revenue and profitability from the writing of such insurance and reinsurance. Future potential changes in U.S. tax laws might also affect demand for municipal securities and for financial guaranty insurance and reinsurance of those obligations.

Changes in U.S. federal, state or local laws that materially adversely affect the tax treatment of municipal securities or the market for those securities, or other changes negatively affecting the municipal securities market, also may adversely impact our investment portfolio, a significant portion of which is invested in tax-exempt instruments. These adverse changes may adversely affect the value of our tax-exempt portfolio, or its liquidity.

Legislative and regulatory changes and interpretations could harm our business.

Changes in laws and regulations affecting insurance companies, the municipal and structured securities markets, the financial guaranty and mortgage guaranty insurance and reinsurance markets and the credit derivatives markets, as well as other governmental regulations, may subject us to additional legal liability, or affect the demand for the products that we provide. For example, recent uncertainty regarding the accounting for structured securities significantly, though temporarily, reduced new issuances of certain types of structured securities.

Our ability to meet our obligations may be constrained by our holding company structure.

Assured Guaranty is a holding company and, as such, has no direct operations of its own. We do not expect to have any significant operations or assets other than our ownership of the shares of our subsidiaries. Dividends and other permitted payments from our operating subsidiaries are expected to be our primary source of funds to meet ongoing cash requirements, including any future debt service payments and other expenses, and to pay dividends to our shareholders. Our insurance subsidiaries are subject to regulatory and rating agency restrictions limiting their ability to declare and to pay dividends and make other payments to us. In addition, to the extent that dividends are paid from our U.S. subsidiaries, they presently would be subject to U.S. withholding tax at a rate of 30%, subject, in the case of Assured Guaranty Overseas US Holdings, to possible reduction to 5% under the income tax treaty between the United States and Barbados. The inability of our insurance subsidiaries to pay sufficient dividends and make other permitted payments to us would have an adverse effect on our ability to satisfy our ongoing cash requirements and on our ability to pay dividends to our shareholders. If we do not pay dividends, the only return on your investment in our Company, if at all, would come from any appreciation in the price of our common shares. For more information regarding these limitations, see “Business—Regulation.”

Our ability to pay dividends may be constrained by certain regulatory requirements and restrictions.

We are subject to Bermuda regulatory constraints that will affect our ability to pay dividends on our common shares and to make other payments. Under the Bermuda Companies Act 1981, as amended (the “Companies Act”), we may declare or pay a dividend out of distributable reserves only (1) if we have reasonable grounds for believing that we are, and after the payment would be, able to pay our liabilities as they become due and (2) if the realizable value of our assets would not be less than the aggregate of our liabilities and issued share capital and share premium accounts. While we currently intend to pay dividends, if you require dividend income you should carefully consider these risks before investing in our company. For more information regarding restrictions on our ability to pay dividends, see “Business—Regulation.”

There are provisions in our Bye-Laws that may reduce or increase the voting rights of our common shares.

If, and so long as, the common shares of a shareholder are treated as “controlled shares” (as determined under section 958 of the Internal Revenue Code of 1986, as amended (the “Code”)) of any U.S. Person (as defined in “Tax Matters—Taxation of Shareholders”) and such controlled shares constitute 9.5% or more of the votes conferred by our issued shares, the voting rights with respect to the controlled shares of such U.S. Person (a “9.5% U.S. Shareholder”) shall be limited, in the aggregate, to a voting power of less than 9.5%, under a formula specified in our Bye-Laws. The formula is applied repeatedly until the voting power of all 9.5% U.S. Shareholders has been reduced to less than 9.5%. In addition, our board of directors may limit a shareholder’s voting rights where it deems appropriate to do so to (1) avoid the existence of any 9.5% U.S. Shareholders, and (2) avoid certain material adverse tax, legal or regulatory consequences to us or any of our subsidiaries or any shareholder or its affiliates. “Controlled shares” include, among other things, all shares of Assured Guaranty that such U.S. Person is deemed to own directly, indirectly or constructively (within the meaning of section 958 of the Code).

Under these provisions, certain shareholders may have their voting rights limited to less than one vote per share, while other shareholders may have voting rights in excess of one vote per share. Moreover, these provisions could have the effect of reducing the votes of certain shareholders who would not otherwise be subject to the 9.5% limitation by virtue of their direct share ownership. Our Bye-Laws provide that shareholders will be notified of their voting interests prior to any vote taken by them.

As a result of any reallocation of votes, your voting rights might increase above 5% of the aggregate voting power of the outstanding common shares, thereby possibly resulting in your becoming a reporting person subject to Schedule 13D or 13G filing requirements under the Exchange Act of 1934 (the “Exchange Act”). In addition, the reallocation of your votes could result in your becoming subject to the short-swing profit recovery and filing requirements under Section 16 of the Exchange Act.

We also have the authority under our Bye-Laws to request information from any shareholder for the purpose of determining whether a shareholder’s voting rights are to be reallocated under the Bye-Laws. If a shareholder fails to respond to our request for information or submits incomplete or inaccurate information in response to a request by us, we may, in our sole discretion, eliminate such shareholder’s voting rights.

There are provisions in our Bye-Laws that may restrict the ability to transfer common shares, and that may require shareholders to sell their common shares.

Our board of directors may decline to approve or register a transfer of any common shares (1) if it appears to the board of directors, after taking into account the limitations on voting rights contained in our Bye-Laws, that any adverse tax, regulatory or legal consequences to us, any of our subsidiaries or any of our shareholders may occur as a result of such transfer (other than such as the board of directors considers to be de minimis), or (2) subject to any applicable requirements of or commitments to the New York Stock Exchange, if a written opinion from counsel supporting the legality of the transaction under U.S. securities laws has not been provided or if any required governmental approvals have not been obtained.

Our Bye-Laws also provide that if our board of directors determines that share ownership by a person may result in adverse tax, legal or regulatory consequences to us, any of our subsidiaries or any of our shareholders (other than such as the board of directors considers to be de minimis), then we have the option, but not the obligation, to require that shareholder to sell to us or to third parties to whom we assign the repurchase right for fair market value the minimum number of common shares held by such person which is necessary to eliminate such adverse tax, legal or regulatory consequences. See “Description of Share Capital.”

Applicable insurance laws may make it difficult to effect a change of control of the Company.

Before a person can acquire control of a U.S. insurance company, prior written approval must be obtained from the insurance commissioner of the state where the domestic insurer is domiciled. See “Regulation—Change of Control.” Because a person acquiring 10% or more of our common shares would indirectly control the same percentage of the stock of our U.S. insurance company subsidiaries, the insurance change of control laws of Maryland and New York would likely apply to such a transaction.

These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of our company, including through transactions, and in particular unsolicited transactions, that some or all of our shareholders might consider to be desirable.

While our Bye-Laws limit the voting power of any shareholder (other than ACE) to less than 10%, there can be no assurance that the applicable regulatory body would agree that a shareholder who owned 10% or more of our common shares did not, notwithstanding the limitation on the voting power of such shares, control the applicable insurance company subsidiary.

Some reinsurance agreement terms may make it difficult to effect a change of control of the Company

Some of our reinsurance agreements have change of control provisions that are triggered if a third party acquires a designated percentage of our shares. If these change of control provisions are triggered, the ceding company may recapture some or all of the reinsurance business ceded to us in the past. Any such recapture could adversely affect our future income or ratings. These provisions may discourage potential acquisition proposals and may delay, deter or prevent a change of control of our Company, including through transactions that some or all of our shareholders might consider to be desirable.

Anti-takeover provisions in our Bye-Laws could impede an attempt to replace or remove our directors, which could diminish the value of our common shares.

Our Bye-Laws contain provisions that may make it more difficult for shareholders to replace directors even if the shareholders consider it beneficial to do so. In addition, these provisions could delay or prevent a change of control that a shareholder might consider favorable. For example, these provisions may prevent a shareholder from receiving the benefit from any premium over the market price of our common shares offered by a bidder in a potential takeover. Even in the absence of an attempt to effect a change in management or a takeover attempt, these provisions may adversely affect the prevailing market price of our common shares if they are viewed as discouraging takeover attempts in the future.

Our non-U.S. companies other than AGRO may be subject to U.S. tax.

We intend to manage our business so that Assured Guaranty Ltd., AG Re, Assured Guaranty Finance Overseas, and Assured Guaranty (UK) will operate in such a manner that none of them will be subject to U.S. tax (other than U.S. excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks, and U.S. withholding tax on certain U.S. source investment income). However, because there is considerable uncertainty as to the activities which constitute being engaged in a trade or business within the United States, we cannot be certain that the U.S. Internal Revenue Service (“IRS”) will not contend successfully that Assured Guaranty or any of our foreign subsidiaries is/are engaged in a trade or business in the United States. If Assured Guaranty Ltd., AG Re, Assured Guaranty Finance Overseas, or Assured Guaranty (UK) were considered to be engaged in a trade or business in the United States, each such company could be subject to U.S. corporate income and branch profits taxes on the portion of its earnings effectively connected to such U.S. business. See “Tax Matters—Taxation of Assured Guaranty and Subsidiaries—United States.”

We may become subject to taxes in Bermuda after 2016, which may have a material adverse effect on our results of operations and on your investment.

The Bermuda Minister of Finance, under Bermuda’s Exempted Undertakings Tax Protection Act 1966, as amended, has given Assured Guaranty, AGC, AG Re and AGRO an assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then subject to certain limitations the imposition of any such tax will not be applicable to Assured Guaranty, AGC or our Bermuda subsidiaries, or any of our or their operations, shares, debentures or other obligations until 2016. See “Tax Matters—Taxation of Assured Guaranty and Subsidiaries—Bermuda.” Given the limited duration of the Minister of Finance’s assurance, we cannot be certain that we will not be subject to Bermuda tax after 2016.

U.S. Persons who hold common shares will be subject to adverse tax consequences if we or any of our Subsidiaries are considered to be a Personal Holding Company (“PHC”).

Assured Guaranty or a subsidiary might be subject to U.S. tax on a portion of its income (which in the case of a foreign subsidiary would only include income from U.S. sources and foreign source income effectively connected with a U.S. trade or business) if Assured Guaranty or such subsidiary is considered a personal holding company (“PHC”) for U.S. federal income tax purposes. This status will depend on whether 50% or more of our shares could be deemed to be owned (pursuant to certain constructive ownership rules) by five or fewer individuals and whether 60% or more of Assured Guaranty’s income, or the income of any of its subsidiaries, as determined for U.S. federal income tax purposes, consists of “personal holding company income.” We believe that neither Assured Guaranty nor any of its subsidiaries should be considered a PHC. Additionally, we intend to manage our business to minimize the possibility that we will meet the 60% income threshold. However, because of the lack of complete information regarding our ultimate share ownership (i.e., as determined by the constructive ownership rules for PHCs), we cannot be certain that Assured Guaranty and/or any of its subsidiaries will not be considered a PHC.

U.S. Persons who acquire 10% or more of our common shares may be subject to taxation under the “controlled foreign corporation” (“CFC”) rules.

Each “10% U.S. Shareholder” of a foreign corporation that is a CFC for an uninterrupted period of 30 days or more during a taxable year, and who owns shares in the CFC directly or indirectly through foreign entities on the last day of the CFC’s taxable year, must include in its gross income for U.S. federal income tax purposes its pro rata share of the CFC’s “subpart F income,” even if the subpart F income is not distributed. See “Tax Matters—Taxation of Shareholders—United States Taxation.”

We believe that because of the dispersion of our share ownership, provisions in our Bye-Laws that limit voting power and other factors, no U.S. Person who owns our common shares directly or indirectly through one or more foreign entities should be treated as a 10% U.S. Shareholder of us or of any of our foreign subsidiaries. It is possible, however, that the IRS could challenge the effectiveness of these provisions and that a court could sustain such a challenge.

U.S. Persons who hold common shares may be subject to U.S. income taxation at ordinary income rates on their proportionate share of our “related person insurance income” (“RPII”).

If the gross RPII of AG Re was to equal or exceed 20% of AG Re’s gross insurance income in any taxable year and direct or indirect insureds (and persons related to such insureds) own (or are treated as owning directly or indirectly through entities) 20% or more of the voting power or value of our common shares, then a U.S. Person who owns our common shares (directly or indirectly through foreign entities) on the last day of the taxable year would be required to include in its income for U.S. federal income tax purposes such person’s pro rata share of AG Re’s RPII for the entire taxable year, determined as if such RPII were distributed proportionately only to U.S. Persons at that date, regardless of whether such income is distributed. In addition, any RPII that is includible in the income of a U.S. tax-exempt organization may be treated as unrelated business taxable income. The amount of RPII earned by AG Re (generally, premium and related investment income from the direct or indirect insurance or reinsurance of any direct or indirect U.S. holder of common shares or any person related to such holder) will depend on a number of factors, including the geographic distribution of AG Re’s business and the identity of persons directly or indirectly insured or reinsured by AG Re. We believe that the gross RPII of AG Re did not in prior years of operation and will not in the foreseeable future equal or exceed 20% of its gross insurance income, and we do not expect the direct or indirect insureds of AG Re (and related persons) to directly or indirectly own 20% or more of either the voting power or value of our common shares. However, we cannot be certain that this will be the case because some of the factors which determine the extent of RPII may be beyond our control.

U.S. Persons who dispose of our common shares may be subject to U.S. income taxation at ordinary income tax rates in a portion of their gain, if any.

The RPII rules provide that if a U.S. Person disposes of shares in a foreign insurance corporation in which U.S. Persons own 25% or more of the shares (even if the amount of gross RPII is less than 20% of the corporation’s gross insurance income and the ownership of its shares by direct or indirect insureds and related persons is less than the 20% threshold), any gain from the disposition will generally be treated as ordinary income to the extent of the holder’s share of the corporation’s undistributed earnings and profits that were accumulated during the period that the holder owned the shares (whether or not such earnings and profits are attributable to RPII). In addition, such a holder will be required to comply with certain reporting requirements, regardless of the amount of shares owned by the holder. These RPII rules should not apply to dispositions of common shares because we will not ourselves be directly engaged in the insurance business; however, the RPII provisions have never been interpreted by the courts or the U.S. Treasury Department in final regulations, and regulations interpreting the RPII provisions of the Code exist only in proposed form. It is not certain whether these regulations will be adopted in their proposed form, what changes or clarifications might ultimately be made thereto, or whether any such changes, as well as any interpretation or application of RPII by the IRS, the courts, or otherwise, might have retroactive effect. The U.S. Treasury Department has authority to impose, among other things, additional reporting requirements with respect to RPII. Accordingly, the meaning of the RPII provisions and the application thereof to Assured Guaranty and AG Re is uncertain.

U.S. Persons who hold common shares will be subject to adverse tax consequences if we are considered to be a Passive Foreign Investment Company (“PFIC”) for U.S. federal income tax purposes.

If Assured Guaranty is considered a PFIC for U.S. federal income tax purposes, a U.S. person who owns any shares of Assured Guaranty will be subject to adverse tax consequences, including subjecting the investor to greater tax liability than might otherwise apply and subjecting the investor to tax on amounts in advance of when tax would otherwise be imposed, which could materially adversely affect your investment. We believe that Assured Guaranty is not, and we currently do not expect Assured Guaranty to become, a PFIC for U.S. federal income tax purposes; however, we cannot assure you that Assured Guaranty will not be deemed a PFIC by the IRS. There are currently no regulations regarding the application of the PFIC provisions to an insurance company. New regulations or pronouncements interpreting or clarifying these rules may be forthcoming. We cannot predict what impact, if any, such guidance would have on an investor that is subject to U.S. federal income taxation.

Changes in U.S. federal income tax law could materially adversely affect an investment in our common shares.

U.S. federal income tax laws and interpretations regarding whether a company is engaged in a trade or business within the United States, is a PFIC, or whether U.S. Persons would be required to include in their gross income the “subpart F income” of a CFC or RPII are subject to change, possibly on a retroactive basis. There currently are no regulations regarding the application of the PFIC rules to insurance companies, and the regulations regarding RPII are still in proposed form. New regulations or pronouncements interpreting or clarifying such rules may be forthcoming. We cannot be certain if, when, or in what form such regulations or pronouncements may be implemented or made, or whether such guidance will have a retroactive effect.

The impact of Bermuda’s letter of commitment to the Organization for Economic Cooperation and Development to eliminate harmful tax practices is uncertain and could adversely affect our tax status in Bermuda.

A number of multinational organizations, including the Organization for Economic Cooperation and Development, the European Union, the Financial Action Task Force and the Financial Stability Forum, have all recently identified some countries as not participating in adequate information exchange, engaging in harmful tax practices or not maintaining adequate controls to prevent corruption, such as money laundering activities. The Organization for Economic Cooperation and Development, which is commonly referred to as the OECD, has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. In the OECD’s report dated June 26, 2000, Bermuda was not listed, and continues not to be listed, as an “uncooperative tax haven”. However, it is possible that the OECD could change its view in the future and decide to list Bermuda as an uncooperative tax haven, or that one of the other multinational organizations could take a different view from the OECD and decide to recommend sanctions against Bermuda. We are not able to predict what changes will arise from the commitment or whether such changes will subject us to additional taxes which would reduce our net income.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.              PROPERTIES

We and our subsidiaries currently occupy approximately 58,500 square feet of leased office space in Bermuda, New York and London. Management believes that the office space is adequate for its current and anticipated needs.

ITEM 3.              LEGAL PROCEEDINGS

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

On April 28, 2004 the Company entered into a quota share retrocession agreement with ACE INA Overseas Insurance Company Ltd. (“AIOIC”), a subsidiary of ACE, whereby it ceded 100% of any potential losses associated with an action filed by World Omni Financial Corp. (“World Omni”) against AG Intermediary Inc. and AGRO, subsidiaries of the Company, for a premium of $32.2 million, which was retained by the Company on a funds withheld basis. The matter was settled on December 15, 2005. Upon settlement, the Company paid to AIOIC $34.4 million in funds withheld. Also in connection with the settlement the Company released $54.2 million of reinsurance recoverables and loss and loss adjustment expense reserves.

In 2005 Assured Guaranty Ltd.’s wholly owned subsidiary, Assured Guaranty Re Overseas Ltd., settled claims brought against three defendants In re: CFS-Related Securities Fraud Litigation in the United States District Court for the Northern District of Oklahoma. The proceeds of the settlements was $71.0 million. The settlements resolved claims relating to the issuance of asset-backed debt securities by entities sponsored by Commercial Financial Services, Inc. (“CFS”), a now defunct Tulsa, Oklahoma-based collector of defaulted credit card debt. Assured Guaranty brought the claims as part of a multi-plaintiff group pursuant to its rights as a reinsurer of financial guaranty insurance policies issued in 1997 and 1998.

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is listed on the New York Stock Exchange under symbol “AGO.”  The table below sets forth, for the calendar quarters indicated, the reported high and low sales prices and amount of any cash dividends declared:

	2005			2004
	Sales Price		Cash	Sales Price		Cash
	High	Low	Dividends	High	Low	Dividends
First Quarter	$19.92	$17.51	$0.03	N/A	N/A	N/A
Second Quarter*	23.48	17.31	0.03	$18.40	$18.40	$—
Third Quarter	24.52	21.33	0.03	17.50	17.50	0.03
Fourth Quarter	27.42	21.45	0.03	19.80	19.80	0.03

*                    The Company started trading on NYSE on April 23, 2004.

On February 14, 2006, the closing price for our common stock on NYSE was $26.39, and the approximate number of shareholders of record at the close of business on that date was 4,885.

The Company is a holding company whose principal source of income is investment income and dividends from its operating subsidiaries. The ability of the operating subsidiaries to pay dividends to us and our ability to pay dividends to our shareholders, are each subject to legal and regulatory restrictions. The declaration and payment of future dividends will be at the discretion of the Board of Directors and will be dependent upon the profits and financial requirements of Assured Guaranty Ltd. and other factors, including legal restrictions on the payment of dividends and such other factors as the Board of Directors deems relevant. For more information concerning our dividends, please refer to Item 7 under caption “Liquidity and Capital Resources” and Note 13 “Insurance Regulations” to the consolidated financial statements in Item 8 of this Form 10-K.

On November 4, 2004, the Company’s Board of Directors authorized a $25.0 million share stock repurchase program with no scheduled date to expire. In April 2005, the Company completed the share buyback program, repurchasing approximately 1.3 million shares of its common shares at an average price of $18.69.

The following table reflects the Company share repurchase activity during the three months ended December 31, 2005. All shares repurchased were for the payment of employee withholding taxes due in connection with the vesting of restricted stock awards:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1—October 31	614	$23.16	—
November 1—November 30	133,985	$21.89	—
December 1—December 31	198	$26.38	—
Total	134,797	$21.90	—	$9

ITEM 6.     SELECTED FINANCIAL DATA

The following selected financial data should be read together with the other information contained in this Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Form 10-K.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	($ in millions, except per share amounts)
Statement of operations data:*
Gross written premiums	$252.1	$190.9	$349.2	$417.2	$442.9
Net written premiums(1)	217.3	79.6	491.5	352.5	206.6
Net earned premiums	198.7	187.9	310.9	247.4	293.5
Net investment income	96.8	94.8	96.3	97.2	99.5
Net realized investment gains	2.2	12.0	5.5	7.9	13.1
Unrealized (losses) gains on derivative financial instruments	(3.5)	52.5	98.4	(54.2)	(16.3)
Other income	0.2	0.8	1.2	3.6	2.9
Total revenues	294.5	347.9	512.3	302.0	392.9
Loss and loss adjustment expenses	(69.6)	(32.0)	144.6	120.3	177.5
Profit commission expense	12.9	15.5	9.8	8.5	9.0
Acquisition costs	45.3	50.9	64.9	48.4	51.1
Operating expenses	59.0	67.8	41.0	31.0	29.8
Other expense(2)	3.7	1.6	—	—	3.8
Interest expense	13.5	10.7	5.7	10.6	11.5
Total expenses	64.9	114.6	266.1	218.8	282.8
Income before provision for income taxes	229.6	233.3	246.2	83.2	110.1
Provision for income taxes	41.2	50.5	31.7	10.6	22.2
Net income before cumulative effect of new accounting standard	188.4	182.8	214.5	72.6	87.9
Cumulative effect of new accounting standard, net of taxes	—	—	—	—	(24.1)
Net income	$188.4	$182.8	$214.5	$72.6	$63.8
Earnings per share:(3)
Basic	$2.55	$2.44	$2.86	$0.97	$0.85
Diluted	2.53	2.44	2.86	0.97	0.85
Dividends per share	0.12	0.06	—	—	—

*                    Some amounts may not foot due to rounding.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	($ in millions, except per share amounts)
Balance sheet data (end of period):
Investments and cash	$2,256.0	$2,157.9	$2,222.1	$2,061.9	$1,710.8
Prepaid reinsurance premiums	12.5	15.2	11.0	179.5	171.5
Total assets	2,676.5	2,694.0	2,857.9	2,719.9	2,322.1
Unearned premium reserves	537.1	521.3	625.4	613.3	500.3
Reserves for losses and loss adjustment expenses	121.2	226.5	522.6	458.8	401.1
Long-term debt	197.3	197.4	75.0	75.0	150.0
Total liabilities	1,015.0	1,166.4	1,420.2	1,462.6	1,260.4
Accumulated other comprehensive income	45.8	79.0	81.2	89.0	43.3
Shareholders’ equity	1,661.5	1,527.6	1,437.6	1,257.2	1,061.6
Book value per share(3)	22.22	20.19	19.17	16.76	14.15
GAAP financial information:
Loss and loss adjustment expense ratio(4)	(35.0)%	(17.0)%	46.5%	48.6%	60.5%
Expense ratio(5)	58.9%	65.4%	37.2%	35.5%	30.6%
Combined ratio	23.9%	48.4%	83.7%	84.1%	91.1%
Combined statutory financial information:
Contingency reserve(6)	$612.1	$531.1	$410.5	$315.5	$228.9
Policyholders’ surplus(7)	960.6	867.2	911.3	884.1	872.2
Additional financial guaranty information (end of period):
Net in-force business (principal and interest)	$145,694	$136,120	$130,047	$124,082	$117,909
Net in-force business (principal only)	102,465	95,592	87,524	80,394	75,249

(1)          Net written premiums exceeded gross written premiums for the year ended December 31, 2003 due to $154.8 million of return premium from two terminated ceded reinsurance contracts.

(2)          Amount for 2005 represents investment banking fees and put option premiums associated with Assured Guaranty Corp.’s $200.0 million committed capital securities. Amounts for 2001 and 2002 represent the amortization of goodwill, which arose from ACE’s acquisition of Capital Re Corporation as of December 31, 1999. Beginning January 1, 2002, goodwill is no longer amortized, but rather is evaluated for impairment at least annually in accordance with FAS No. 142, “Goodwill and Other Intangible Assets.” During 2004, a goodwill impairment of $1.6 million was recognized for the trade credit business which the Company exited as part of its IPO strategy. No such impairment was recognized in the years ended December 31, 2005, 2003 and 2002.

(3)          Per share data for 2003, 2002 and 2001 are based on 75,000,000 shares outstanding prior to the IPO.

(4)          The loss and loss adjustment expense ratio is calculated by dividing loss and loss adjustment expenses by net earned premiums.

(5)          The expense ratio is calculated by dividing the sum of profit commission expense, acquisition costs and operating expenses by net earned premiums.

(6)          Under U.S. statutory accounting principles, financial guaranty and mortgage guaranty insurers are required to establish contingency reserves based on a specified percentage of premiums. A contingency reserve is an additional liability established to protect policyholders against the effects of adverse economic developments or cycles or other unforeseen circumstances.

(7)          Combined policyholders’ surplus represents the addition of our combined U.S. based statutory surplus and our Bermuda based statutory surplus.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and accompanying notes which appear elsewhere in this Form 10-K. It contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” for more information. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Form 10-K, particularly under the headings “Investment Considerations” and “Forward-Looking Statements.”

Executive Summary

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

Our financial results include four principal business segments: financial guaranty direct, financial guaranty reinsurance, mortgage guaranty and other. The other segment consists of a number of businesses that we have exited including equity layer credit protection, trade credit reinsurance, title reinsurance, life, accident and health reinsurance (“LA&H”) and auto residual value reinsurance.

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

Investment income is a function of invested assets and the yield that we earn on those assets. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of our invested assets. In addition, we could realize capital losses on securities in our investment portfolio from other than temporary declines in market value as a result of changing market conditions, including changes in market interest rates, and changes in the credit quality of our invested assets.

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

Our expenses consist primarily of losses and loss adjustment expenses (“LAE”), profit commission expense, acquisition costs, operating expenses, interest expense and income taxes. Losses and LAE are a function of the amount and types of business we write. Losses and LAE are based upon estimates of the ultimate aggregate losses inherent in the portfolio. The risks we take have a low expected frequency of loss and are investment grade at the time we accept the risk. Prior to the IPO, the majority of the risks we underwrote were investment grade, however some risks accepted were below investment grade. Profit commission expense represents payments made to ceding companies generally based on the profitability of the business reinsured by us. Acquisition costs are related to the production of new business. Certain acquisition costs that vary with and are directly attributable to the production of new business are deferred and recognized over the period in which the related premiums are earned. Operating expenses consist primarily of salaries and other employee-related costs, various outside service providers, rent and related costs and other expenses related to maintaining a holding company structure. These costs do not vary with the amount of premiums written.  Interest expense is a function of outstanding debt and the contractual interest rate related to that debt. Income taxes are a function of our profitability and the applicable tax rate in the various jurisdictions in which we do business.

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

Reserves for Losses and Loss Adjustment Expenses

Reserves for losses and loss adjustment expenses for non-derivative transactions in our financial guaranty direct, financial guaranty assumed reinsurance and mortgage guaranty business include case reserves and portfolio reserves. See the “Valuation of Derivative Financial Instruments” of the Critical Accounting Estimates section for more information on our derivative transactions. Case reserves are established when there is significant credit deterioration on specific insured obligations and the obligations are in default or default is probable, not necessarily upon non-payment of principal or interest by an insured. Case reserves represent the present value of expected future loss payments and LAE, net of estimated recoveries, but before considering ceded reinsurance. This reserving method is different from case reserves established by traditional property and casualty insurance companies, which establish case reserves upon notification of a claim and establish incurred but not reported (“IBNR”) reserves for the difference between actuarially estimated ultimate losses and recorded case reserves. Financial guaranty insurance and assumed reinsurance case reserves and related salvage and subrogation, if any, are discounted at 6%, which is the approximate taxable equivalent yield on our investment portfolio in all periods presented.

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

The chart below demonstrates the portfolio reserve’s sensitivity to frequency and severity assumptions. The change in these estimates represent management’s estimate of reasonably possible material changes and are based upon our analysis of historical experience.  Portfolio reserves were recalculated with changes made to the default and severity assumptions. In all scenarios, the starting point used to test the portfolio reserve’s sensitivity to the changes in the frequency and severity assumptions was the weighted average frequency and severity by rating and asset class of our insured portfolio. Overall the weighted average default frequency was 0.78% and the weighted average severity was 20.0% at December 31, 2005. For example, in the first scenario where the frequency was increased by 5.0%, each transaction’s contribution to the portfolio reserve was recalculated by adding 0.04% (i.e. 5.0% multiplied by 0.78%) to the individual transaction’s default frequency.

	Portfolio Reserve	Reserve Increase	Percentage Change
	(in thousands of U.S. dollars)
Portfolio reserve as of December 31, 2005	$63,585	$—	—
5% Frequency Increase	67,052	3,467	5.45%
10% Frequency Increase	70,518	6,933	10.90%
5% Severity Increase	66,544	2,959	4.65%
10% Severity Increase	69,495	5,910	9.29%
5% Frequency and Severity Increase	70,192	6,607	10.39%

In addition to analyzing the sensitivity of our portfolio reserves to possible changes in frequency and severity, we have also performed a sensitivity analysis on our financial guaranty and mortgage guaranty case reserves. Case reserves may change from our original estimate due to changes in severity factors. An actuarial analysis of the historical development of our case reserves shows that it is reasonably possible that our case reserves could develop by as much as ten percent. This analysis was performed by separately evaluating the historical development by comparing the initial case reserve established to the subsequent development in that case reserve, excluding the effects of discounting, for each sector in which we currently have significant case reserves, and estimating the possible future development. Based on this analysis, it is reasonably possible that our current financial guaranty and mortgage guaranty case reserves of $38.6 million could reasonably increase by approximately $3.0 million to $4.0 million in the future. This would cause an increase in incurred losses on our statement of operations and comprehensive income.

A sensitivity analysis is not appropriate for our other segment reserves and our mortgage guaranty IBNR, since the amounts are fully reserved or reinsured.

We also record IBNR reserves for our mortgage guaranty and other segments. IBNR is an estimate of losses for which the insured event has occurred but the claim has not yet been reported to us. In establishing IBNR, we use traditional actuarial methods to estimate the reporting lag of such claims based on historical experience, claim reviews and information reported by ceding companies. We record IBNR for mortgage guaranty quota-share reinsurance contracts, all of which are in run-off, within our mortgage guaranty segment. We also record IBNR for title reinsurance, auto residual value reinsurance and trade credit reinsurance within our other segment.  The other segment represents lines of business we have exited or sold prior to the IPO.

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

	As of December 31,
	2005	2004
	($ in millions)
By segment:
Financial guaranty direct	$13.1	$19.9
Financial guaranty reinsurance	86.3	78.8
Mortgage guaranty	7.0	11.2
Other	14.8	116.6
Total	$121.2	$226.5

	As of December 31,
	2005	2004
	($ in millions)
By type of reserve:
Case	$45.9	$53.5
IBNR	11.6	105.8
Portfolio	63.7	67.2
Total	$121.2	$226.5

	As of December 31, 2005
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	($ in millions)
By segment and type of reserve:
Case	$4.5	$33.8	$0.3	$7.3	$45.9
IBNR	—	—	4.1	7.5	11.6
Portfolio	8.6	52.5	2.6	—	63.7
Total	$13.1	$86.3	$7.0	$14.8	$121.2

	As of December 31, 2004
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	($ in millions)
By segment and type of reserve:
Case	$4.3	$29.1	$0.8	$19.3	$53.5
IBNR	—	—	8.5	97.3	105.8
Portfolio	15.6	49.7	1.9	—	67.2
Total	$19.9	$78.8	$11.2	$116.6	$226.5

The following table sets forth the financial guaranty in-force portfolio by underlying rating:

	As of December 31, 2005		As of December 31, 2004
Ratings(1)	Net par outstanding	% of Net par outstanding	Net par outstanding	% of Net par outstanding
	(in billions of U.S. dollars)
AAA	$34.5	33.7%	$29.7	31.1%
AA	20.0	19.5%	19.9	20.8%
A	30.3	29.5%	31.4	32.8%
BBB	16.4	16.0%	13.1	13.7%
Below investment grade	1.3	1.3%	1.5	1.6%
Total exposures	$102.5	100.0%	$95.6	100.0%

(1)          These ratings represent the Company’s internal assessment of the underlying credit quality of the insured obligations. Our scale is comparable to that of the nationally recognized rating agencies.

Our surveillance department is responsible for monitoring our portfolio of credits and maintains a list of closely monitored credits. The closely monitored credits are divided into four categories: Category 1 (low priority; fundamentally sound, greater than normal risk); Category 2 (medium priority; weakening credit profile, may result in loss); Category 3 (high priority; claim/default probable, case reserve established); Category 4 (claim paid, case reserve established for future payments). The closely monitored credits include all below investment grade (“BIG”) exposures where there is a material amount of exposure (generally greater than $10.0 million) or a material risk of the Company incurring a loss greater than $0.5 million. The closely monitored credits also include investment grade (“IG”) risks where credit quality is deteriorating and where, in the view of the Company, there is significant potential that the risk quality will fall below investment grade. The closely monitored credits include approximately 96% of our BIG exposure, and the remaining BIG exposure of $55.2 million is distributed across 103 different credits. Other than those excluded BIG credits, credits that are not included in the closely monitored credit list are categorized as fundamentally sound risks.

The following table provides financial guaranty net par outstanding by credit monitoring category as of December 31, 2005 and 2004:

	As of December 31, 2005
Description:	Net Par Outstanding	% of Net Par Outstanding	# of Credits in Category	Case Reserves
	($ in millions)
Fundamentally sound risk(1)	$100,963	98.6%
Closely monitored:
Category 1	872	0.9%	36	$—
Category 2	433	0.4%	22	—
Category 3	131	0.1%	15	16
Category 4	11	—	11	15
Sub total	1,447	1.4%	84	31
Other below investment grade risk	55	—	103	—
Total	$102,465	100.0%		$31

(1)          As of December 31, 2005, Category 1 contains 4 credits with net par outstanding of $44.8 million and Category 2 contains 7 credits with net par outstanding of $80.6 million related to Hurricane Katrina.

	As of December 31, 2004
Description:	Net Par Outstanding	% of Net Par Outstanding	# of Credits in Category	Case Reserves
	($ in millions)
Fundamentally sound risk	$93,602	97.9%
Closely monitored:
Category 1	1,490	1.6%	35	$—
Category 2	165	0.2%	9	—
Category 3	70	—	16	21
Category 4	12	—	8	18
Sub total	1,737	1.8%	68	39
Other below investment grade risk	253	0.3%	144	—
Total	$95,592	100.0%		$39

Industry Methodology

The Company is aware that there are certain differences regarding the measurement of portfolio loss liabilities among companies in the financial guaranty industry. In January and February 2005, the Securities and Exchange Commission (“SEC”) staff had discussions concerning these differences with a number of industry participants. Based on those discussions, in June 2005, the Financial Accounting Standards Board (“FASB”) staff decided additional guidance is necessary regarding financial guaranty contracts. When the FASB staff reaches a conclusion on this issue, which is expected during the first half of 2006, the Company and the rest of the financial guaranty industry may be required to change some aspects of their loss reserving policies, but the Company cannot currently assess how the FASB or SEC staffs’ ultimate resolution of this issue will impact our reserving policy or other balances, i.e., premiums and DAC. Until the issue is resolved, the Company intends to continue to apply its existing policy with respect to the establishment of both case and portfolio reserves.

Valuation of Derivative Financial Instruments

The Company follows FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and FAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”), which establishes accounting and reporting standards for derivative instruments. FAS 133 and FAS 149 require recognition of all derivatives on the balance sheet at fair value.

We issue credit derivative financial instruments, which prior to 2004 included a few index-based derivative financial instruments, that we view as an extension of our financial guaranty business but which do not qualify for the financial guaranty insurance scope exception under FAS 133 and FAS 149 and therefore are reported at fair value, with changes in fair value included in our earnings.

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

The fair value of these instruments depends on a number of factors including credit spreads, changes in interest rates, recovery rates and the credit ratings of referenced entities. Where available, we use quoted market prices to determine the fair value of these credit derivatives. If the quoted prices are not available, particularly for senior layer CDOs and equity layer credit protection, the fair value is estimated using valuation models for each type of credit protection. These models may be developed by third parties, such as rating agencies, or developed internally based on market conventions for similar transactions, depending on the circumstances. These models and the related assumptions are continuously reevaluated by management and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely market information. The majority of our single name credit derivatives were valued using third-party market quotes. These exposures were substantially liquidated in the first quarter of 2005 as we are no longer involved in the single name credit derivatives business. Our exposures to CDOs are typically valued using a combination of rating agency models and internally developed models.

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

During the first quarter 2005 review of its valuation models, management identified a limitation in its valuation models highlighted by the current widening credit spread environment. Management adjusted its valuation models for this limitation in the first quarter 2005 resulting in an adjustment to unrealized gains on derivative financial instruments of $4.3 million, net of income taxes. Management will continue to perform additional analysis, as necessary, to address market anomalies and its effect on its valuation models.

The fair value adjustment recognized in our statement of operations for the year ended December 31, 2005 was a $3.5 million loss compared with a $52.5 million gain for the year ended December 31, 2004 and a $98.4 million gain for the year ended December 31, 2003. The change in fair value is related to many factors but primarily due to run-off of deals and changes in credit spreads. For example, the 2005 loss of $3.5 million primarily relates to the run-off of  deals and a slight widening in investment grade corporate spreads over that period, the 2004 gain of $52.5 million primarily relates to an approximate 15-20% tightening in credit spreads, and the 2003 gain of $98.4 million primarily relates to an approximate 60-65% tightening in credit spreads.

Valuation of Investments

As of December 31, 2005, 2004 and 2003, we had total investments of $2.2 billion, $2.1 billion and $2.2 billion, respectively. The fair values of all of our investments are calculated from independent market quotations.

As of December 31, 2005, approximately 95% of our investments were long-term fixed maturity securities, and our portfolio had an average duration of 4.4 years, compared with 92% and 5.0 years as of December 31, 2004. Changes in interest rates affect the value of our fixed maturity portfolio. As interest rates fall, the fair value of fixed maturity securities increases and as interest rates rise, the fair value of fixed maturity securities decreases. The following table summarizes the estimated change in fair value net of related income taxes on our investment portfolio as of December 31, 2005 based upon an assumed parallel shift in interest rates across the entire yield curve:

Change in Interest Rates	Estimated Increase (Decrease) in Fair Value
($ in millions)
300 basis point rise	$(278.2)
200 basis point rise	(185.7)
100 basis point rise	(92.3)
100 basis point decline	88.7
200 basis point decline	172.9
300 basis point decline	258.4

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

The Company recorded $0.1 million of other than temporary declines in the fair value of fixed maturity securities for the year ended December 31, 2003. We did not record any realized losses due to other than temporary declines in 2005 and 2004.

The following table summarizes the unrealized losses in our investment portfolio by type of security and the length of time such securities have been in a continuous unrealized loss position as of the dates indicated:

	As of December 31, 2005		As of December 31, 2004
Length of Time in Continuous Unrealized Loss	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	($ in millions)
Municipal securities
0-6 months	$103.2	$(0.9)	$16.8	$—
7-12 months	11.9	(0.3)	35.6	(0.3)
Greater than 12 months	13.1	(0.4)	19.2	(0.4)
	128.2	(1.6)	71.6	(0.7)
Corporate securities
0-6 months	21.4	(0.4)	21.4	(0.2)
7-12 months	13.4	(0.2)	6.0	(0.1)
Greater than 12 months	16.8	(0.7)	8.3	(0.5)
	51.6	(1.3)	35.7	(0.8)
U.S. Government obligations
0-6 months	160.5	(0.8)	46.3	(0.2)
7-12 months	8.7	(0.2)	9.0	(0.1)
Greater than 12 months	13.2	(0.4)	—	—
	182.4	(1.4)	55.3	(0.3)
Mortgage and asset-backed securities
0-6 months	318.8	(4.7)	133.8	(0.7)
7-12 months	136.8	(2.6)	57.4	(1.0)
Greater than 12 months	89.7	(2.9)	29.8	(0.6)
	545.3	(10.2)	221.0	(2.3)
Total	$907.5	$(14.5)	$383.6	$(4.1)

The following table summarizes the unrealized losses in our investment portfolio by type of security and remaining time to maturity as of the dates indicated:

	As of December 31, 2005		As of December 31, 2004
Remaining Time to Maturity	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	($ in millions)
Municipal securities
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	0.3	—	8.2	—
Due after five years through ten years	60.1	(1.2)	15.6	(0.3)
Due after ten years	67.8	(0.4)	47.8	(0.4)
	128.2	(1.6)	71.6	(0.7)
Corporate securities
Due in one year or less	—	—	—	—
Due after one year through five years	44.3	(1.0)	23.0	(0.3)
Due after five years through ten years	4.2	—	8.3	(0.1)
Due after ten years	3.1	(0.3)	4.4	(0.4)
	51.6	(1.3)	35.7	(0.8)
U.S. Government obligations
Due in one year or less	57.8	(0.2)	9.0	—
Due after one year through five years	39.5	(0.3)	8.5	(0.1)
Due after five years through ten years	45.2	(0.6)	16.5	(0.1)
Due after ten years	39.9	(0.3)	21.3	(0.1)
	182.4	(1.4)	55.3	(0.3)
Mortgage and asset-backed securities	545.3	(10.2)	221.0	(2.3)
Total	$907.5	$(14.5)	$383.6	$(4.1)

The following table summarizes, for all securities sold at a loss through December 31, 2005 and 2004, the fair value and realized loss by length of time such securities were in a continuous unrealized loss position prior to the date of sale:

	Year Ended December 31,
	2005		2004
Length of Time in Continuous Unrealized Loss Prior to Sale	Estimated Fair Value	Gross Realized Losses	Estimated Fair Value	Gross Realized Losses
	($ in millions)
Municipal securities
0-6 months	$20.8	$—	$7.2	$(0.1)
7-12 months	5.5	(0.1)	7.6	(0.1)
Greater than 12 months	13.8	(0.4)	—	—
	40.1	(0.5)	14.8	(0.2)
Corporate securities
0-6 months	5.3	—	25.4	(0.2)
7-12 months	9.4	(0.2)	1.6	(0.1)
Greater than 12 months	14.1	(0.5)	4.3	(0.1)
	28.8	(0.7)	31.3	(0.4)
U.S. Government securities
0-6 months	149.1	(1.0)	11.1	(0.1)
7-12 months	21.3	(0.2)	—	—
Greater than 12 months	0.1	—	3.3	(0.1)
	170.5	(1.2)	14.4	(0.2)
Other invested securities(1)
0-6 months	—	—	—	—
7-12 months	—	—	—	(1.3)
Greater than 12 months	—	—	—	—
	—	—	—	(1.3)
Mortgage and asset-backed securities
0-6 months	31.0	(0.3)	10.6	(0.1)
7-12 months	6.7	(0.1)	1.3	(0.1)
Greater than 12 months	10.0	(0.4)	—	—
	47.7	(0.8)	11.9	(0.2)
Total	$287.1	$(3.2)	$72.5	$(2.3)

(1)          Related to the Company’s exited title reinsurance business.

Premium Revenue Recognition

Premiums are received either upfront or in installments. Upfront premiums are earned in proportion to the expiration of the related risk. Each installment premium is earned ratably over its installment period, generally one year or less. For the years ended December 31, 2005, 2004 and 2003, approximately 49%, 66% and 34%, respectively, of our gross written premiums were received upfront, and 51%, 34% and 66%, respectively, were received in installments. For the financial guaranty direct and financial guaranty reinsurance segments, earned premiums related to upfront premiums are greater in the earlier periods of an upfront transaction when there is a higher amount of risk outstanding. The premiums are allocated in accordance with the principal amortization schedule of the related bond issue and are earned ratably over the amortization period. When an insured issue is retired early, is called by the issuer, or is in substance paid in advance through a refunding accomplished by placing U.S. Government securities in escrow, the remaining unearned premium reserve is earned at that time. Unearned premium reserves represent the portion of premiums written that are applicable to the unexpired amount at risk of insured bonds.

In our reinsurance businesses, we estimate the ultimate written and earned premiums to be received from a ceding company at the end of each quarter and the end of each year because some of our ceding companies report premium data anywhere from 30 to 90 days after the end of the relevant period. Written premiums reported in our statement of operations are based upon reports received from ceding companies supplemented by our own estimates of premium for which ceding company reports have not yet been received. As of December 31, 2005, 2004 and 2003 the assumed premium estimate and related ceding commissions included in our consolidated financial statements are $14.3 million and $4.5 million, $30.4 million and $9.7 million and $31.7 million and $9.1 million, respectively. Key assumptions used to arrive at management’s best estimate of assumed premiums are premium amounts reported historically and informal communications with ceding companies. Differences between such estimates and actual amounts are recorded in the period in which the actual amounts are determined. Historically, the differences have not been material. We do not record a provision for doubtful accounts related to our assumed premium estimate. Historically there have not been any material issues related to the collectibility of assumed premium. No provision for doubtful accounts related to our premium receivable was recorded for 2005, 2004 or 2003.

Deferred Acquisition Costs

Acquisition costs incurred, other than those associated with credit derivative products, that vary with and are directly related to the production of new business are deferred and amortized in relation to earned premiums. These costs include direct and indirect expenses such as ceding commissions, brokerage expenses and the cost of underwriting and marketing personnel. As of December 31, 2005 and 2004, we had deferred acquisition costs of $193.4 million and $186.4 million, respectively. Ceding commissions paid to primary insurers are the largest component of deferred acquisition costs, constituting 72.6% and 79.2% of total deferred acquisition costs as of December 31, 2005 and 2004, respectively. Management uses its judgment in determining what types of costs should be deferred, as well as what percentage of these costs should be deferred. We annually conduct a study to determine which operating costs vary with, and are directly related to, the acquisition of new business and qualify for deferral. Ceding commissions received on premiums we cede to other reinsurers reduce acquisition costs. Anticipated losses, LAE and the remaining costs of servicing the insured or reinsured business are considered in determining the recoverability of acquisition costs. Acquisition costs associated with credit derivative products are expensed as incurred. When an insured issue is retired early, as discussed in the Premium Revenue Recognition section of these Critical Accounting Estimates, the remaining related deferred acquisition cost is expensed at that time.

Deferred Income Taxes

As of December 31, 2005 and 2004, we had a net deferred income tax liability of $26.6 million and $40.1 million, respectively. Certain of our subsidiaries are subject to U.S. income tax. Deferred income tax assets and liabilities are established for the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Such temporary differences relate principally to deferred acquisition costs, reserves for losses and LAE, unearned premium reserves, net operating loss carryforwards (“NOLs”), unrealized gains and losses on investments and derivative financial instruments and statutory contingency reserves. A valuation allowance is recorded to reduce a deferred tax asset to the amount that in management’s opinion is more likely than not to be realized.

As of December 31, 2005, Assured Guaranty Re Overseas Ltd. (“AGRO”) had a stand-alone NOL of $59.2 million, which is available to offset its future U.S. taxable income. The Company has $38.5 million of this NOL available through 2017; $20.7 million available through 2023. AGRO’s stand-alone NOL is not permitted to offset income of any other members of AGRO’s consolidated group due to certain tax regulations. Under applicable accounting rules, we are required to establish a valuation allowance for NOLs that we believe are more likely than not to expire before utilized. Management believes it is more likely than not that $20.0 million of AGRO’s $59.2 million NOL will not be utilized before it expires and has established a $7.0 million valuation allowance related to the NOL deferred tax asset. The valuation allowance is subject to considerable judgment, is reviewed quarterly and will be adjusted to the extent actual taxable income differs from estimates of future taxable income that may be used to realize NOLs.

Consolidated Results of Operations

The following table presents summary consolidated results of operations data for the years ended December 31, 2005, 2004 and 2003.

	Year Ended December 31, (1)
	2005	2004	2003
	($ in millions)
Revenues:
Gross written premiums	$252.1	$190.9	$349.2
Net written premiums	217.3	79.6	491.5
Net earned premiums	198.7	187.9	310.9
Net investment income	96.8	94.8	96.3
Net realized investment gains	2.2	12.0	5.5
Unrealized (losses) gains on derivative financial instruments	(3.5)	52.5	98.4
Other income	0.2	0.8	1.2
Total revenues	294.5	347.9	512.3
Expenses:
Loss and loss adjustment expenses	(69.6)	(32.0)	144.6
Profit commission expense	12.9	15.5	9.8
Acquisition costs	45.3	50.9	64.9
Operating expenses	59.0	67.8	41.0
Other expenses	17.3	12.3	5.7
Total expenses	64.9	114.6	266.1
Income before provision for income taxes	229.6	233.3	246.2
Provision for income taxes	41.2	50.5	31.7
Net income	$188.4	$182.8	$214.5
Underwriting gain (loss) by segment (2):
Financial guaranty direct	$33.5	$37.7	$42.8
Financial guaranty reinsurance	105.7	41.7	20.1
Mortgage guaranty	9.6	24.0	12.7
Other	2.4	(6.7)	(25.0)
Total	$151.1	$97.0	$50.6

(1)          Some amounts may not foot due to rounding.

(2)          Prior year segment amounts have been adjusted to reflect current year operating expense allocations for comparability purposes.

We organize our business around four principal business segments: financial guaranty direct, financial guaranty reinsurance, mortgage guaranty and other. There are a number of lines of business that we have exited as part of our IPO in April 2004, which are included in the other segment. However, the results of these businesses are reflected in the above numbers. These businesses include equity layer credit protection, trade credit reinsurance, title reinsurance, LA&H and auto residual value reinsurance.

Net Income

Net income was $188.4 million, $182.8 million and $214.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. The increase of $5.6 million in 2005 compared with 2004 is primarily due to an underwriting gain of $151.1 million in 2005, representing a $54.1 million increase compared with the  $97.0 million underwriting gain in 2004. This underwriting gain was offset by a $56.0 million decline in unrealized (losses) gains on derivative financial instruments which were $(3.5) million in 2005, compared with $52.5 million in 2004. Also contributing to the increase was a $9.3 million reduction in our income tax provision which was $41.2 million in 2005, compared with $50.5 million in 2004, primarily attributable to the relative distribution of taxable income across our taxable and non-taxable jurisdictions. The decrease in net income of $31.7 million in 2004 compared with 2003 is primarily due to a  $45.9 million decrease in unrealized gains on derivative financial instruments coupled with the accelerated vesting of stock awards at the IPO date of $11.3 million. This was partially offset by an increase of $46.4 million in our underwriting gain in 2004, compared with 2003.

Gross Written Premiums

	Year Ended December 31,
Gross Written Premiums	2005	2004	2003
	($ in millions)
Financial guaranty direct	$96.2	$80.8	$71.1
Financial guaranty reinsurance	98.0	160.3	163.1
Mortgage guaranty	25.7	24.4	24.4
Total financial guaranty gross written premiums	219.9	265.5	258.6
Other	32.2	(74.6)	90.6
Total gross written premiums	$252.1	$190.9	$349.2

Gross written premiums for the year ended December 31, 2005 were $252.1 million compared with $190.9 million for the year ended December 31, 2004, an increase of $61.2 million, or 32%. Gross written premiums from our financial guaranty operations decreased $45.6 million in 2005 compared with 2004. The financial guaranty direct segment increased $15.4 million in 2005 compared with 2004 primarily due to a $16.1 million increase in public finance transactions. This increase was offset by decreased business in our financial guaranty reinsurance segment attributable to one cedant relationship that was terminated and business from a second cedant that was decreased, effective July 1, 2004 and to Financial Security Assurance Inc. (“FSA”) reassuming from Assured Guaranty Re Ltd. (“AG Re”) $18.4 million of healthcare related business (“FSA transaction”) during 2005. Offsetting the decreased gross written premium from our financial guaranty operations was an increase of $106.8 million in 2005 compared with 2004 in our other segment. The increase was due to  $25.8 million in gross written premium in 2005, which was immediately retroceded to an ACE subsidiary, as part of a pre-IPO reinsurance agreement under which we provided reinsurance to CGA Group Ltd. (“CGA”) and retroceded 100% of this exposure to that ACE subsidiary.  In addition, 2004 gross premiums written were reduced $97.8 million, as part of the IPO due to the unwinding of equity layer credit protection products.

Gross written premiums for the year ended December 31, 2004 were $190.9 million compared with $349.2 million for the year ended December 31, 2003, a decrease of $158.3 million, or 45%. Gross written premiums from our financial guaranty operations increased $6.9 million in 2004 compared with 2003 due to the recognition of $10.4 million of gross premiums written in the financial guaranty direct segment from the closing out of transaction types in which we no longer participate. Offsetting the increased financial guaranty operations gross premiums written was a decrease of $165.2 million in 2004 compared with 2003 in our other segment. This decrease was due to the unwinding of equity layer credit protection products which reduced gross written premiums by $97.8 million in 2004. Also contributing to the decrease in the other segment is that we exited certain lines of business during 2004, that we wrote business in for the entire year in 2003.

Net Earned Premiums

	Year Ended December 31,
Net Earned Premiums	2005	2004	2003
	($ in millions)
Financial guaranty direct	$74.5	$88.8	$70.2
Financial guaranty reinsurance	105.6	114.4	92.9
Mortgage guaranty	18.6	33.7	27.6
Total financial guaranty net earned premiums	198.7	236.8	190.7
Other	—	(48.9)	120.2
Total net earned premiums	$198.7	$187.9	$310.9

Net earned premiums for the year ended December 31, 2005 increased by $10.8 million, or 6%, compared with the year ended December 31, 2004. Financial guaranty net earned premiums decreased $38.1 million in 2005 compared with 2004, due to a $14.3 million decline in the financial guaranty direct segment, which included $24.2 million of net earned premium related to the unwinding of a transaction in 2004 and a $15.1 million decrease in our mortgage guaranty segment, reflecting the run-off of our quota share treaty business.  This decrease was offset by an increase of $48.9 million in our other segment, in 2004 attributable to the retrocession in 2004 of lines of business that we no longer underwrite.

Net earned premiums for the year ended December 31, 2004 decreased by $123.0 million, or 40%, compared with the year ended December 31, 2003. Financial guaranty net earned premiums increased $46.1 million in 2004 compared with 2003, due to the recognition of $24.2 million of net earned premiums in the financial guaranty direct segment in 2004 related to the close out of transaction types in which we no longer participate and an increase of $21.5 million in our financial guaranty reinsurance segment primarily attributable to our structured finance business which increased $16.7 million, compared with 2003, due to timing on installment earnings reported by our ceding companies. These increases were offset by our other segment which declined $169.1 million in 2004 compared with 2003 as a result of exiting certain lines of business in connection with the IPO.

Net Investment Income

Net investment income was $96.8 million, $94.8 million and $96.3 million and had pre-tax yields to maturity of 4.9%, 4.8% and 4.9% for the years ended December 31, 2005, 2004 and 2003, respectively. The increase in investment income in 2005 compared with 2004 was due to the increase in investment yields as well as an increase in our invested assets during the year. Net investment income decreased in 2004 compared with 2003 due to declining investment yields and a decrease in our invested assets.

Net Realized Investment Gains

Net realized investment gains, principally from the sale of fixed maturity securities, were $2.2 million, $12.0 million and $5.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. 2004 included realized gains of $6.0 million as a result of investments sold in connection with a commutation settlement of a residual value transaction. This transaction was the primary cause of the fluctuations with 2005 and 2003 when compared to 2004. Also included in net realized gains for 2004 was a write down of $1.3 million related to the Company’s exited title reinsurance business. The investment related to this write down is included in other assets on our balance sheet. The Company had no write downs of investments for other than temporary impairment losses in 2005 or 2004 compared with $0.1 million of other than temporary impairment losses for the year ended December 31, 2003. Net realized investment gains, net of related income taxes, were $1.8 million, $7.7 million and $3.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Unrealized Gains (Losses) on Derivative Financial Instruments

Derivative financial instruments are recorded at fair value as required by FAS 133 and FAS 149. However, as explained under “—Critical Accounting Estimates,” we record part of the change in fair value in the loss and LAE reserves as well as in unearned premium reserves. The fair value adjustment for the year ended December 31, 2005 was a $3.5 million loss compared with a $52.5 million gain for the year ended December 31, 2004 and a $98.4 million gain for the same period in 2003. The change in fair value is related to many factors but primarily due to run-off of deals and changes in credit spreads. For example, the 2005 loss of $3.5 million primarily relates to the run-off of deals and a slight widening in investment grade corporate spreads over that period. The 2004 gain of $52.5 million primarily relates to an approximate 15-20% tightening in credit spreads. The 2003 gain of $98.4 million primarily relates to an approximate 60-65% tightening in credit spreads.

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

Loss and Loss Adjustment Expenses

	Year Ended December 31,
Loss and Loss Adjustment Expenses	2005	2004	2003
	($ in millions)
Financial guaranty direct	$(2.2)	$14.8	$16.3
Financial guaranty reinsurance	(61.3)	15.4	25.7
Mortgage guaranty	(3.7)	(11.9)	(0.7)
Total financial guaranty loss and loss adjustment expenses	(67.2)	18.3	41.3
Other	(2.4)	(50.3)	103.3
Total loss and loss adjustment expenses	$(69.6)	$(32.0)	$144.6

Loss and LAE for the years ended December 31, 2005, 2004 and 2003 were $(69.6) million, $(32.0) million and $144.6 million. Included in 2005 financial guaranty direct results, is a reduction of $7.0 million in portfolio reserves attributable to changes in credit quality and from continued runoff from maturing CDO exposures, as well as management updating its loss reserving data, as part of our normal portfolio reserve process, to include the most current rating agency default studies, offset by $4.6 million of incurred case reserve activity. Our 2004 results included $12.3 million related to the closing out of transaction types that we no longer underwrite. The financial guaranty reinsurance segment decreased in 2005 compared with 2004 primarily due to $71.0 million in loss recoveries from a third party litigation settlement agreement, with two parties, relating to a reinsurance claim incurred in 1998 and 1999. This recovery was offset by an addition to loss reserves of $6.0 million, consisting of a $10.4 million addition to case reserves and a reduction of $4.4 million to portfolio reserves due to a reinsurance client ceding losses on two Northwest Airlines Enhanced Equipment Trust Certificate (EETC) credits with net par outstanding of $66.1 million. Our other segment was impacted by the commutation and retrocession of certain lines of business that we no longer underwrite as well as a $2.4 million recovery related to the equity layer credit protection business in 2005.

Loss and LAE for the year ended December 31, 2004 decreased $176.6 million, or 122%, compared with the year ended December 31, 2003. Our financial guaranty direct results include $12.3 million related to the closing out of transaction types that we no longer underwrite. The financial guaranty reinsurance segment decreased in 2004 compared with 2003 as 2003 included $20.4 million in case reserve activity associated with CDOs assumed through treaties. This was partially offset by a $3.7 million addition in portfolio reserves in 2004 as a result of credit downgrades. In addition, during 2004 management updated its loss estimates for the mortgage guaranty segment resulting in a release of reserves, as a result of changes in our statistical assumptions driven by the completion of a rating agency review of our book of business during the year coupled with favorable loss development related to older experience rated quota share contracts, which are running off. See “—Segment Results of Operations” for further explanations of these changes. Our other segment declined $153.6 million in 2004, compared with 2003 as a result of exiting those lines of business mentioned previously.

Profit Commission Expense

Profit commissions, which are primarily related to our mortgage guaranty segment, allow the ceding company to share favorable experience on a reinsurance contract due to lower than expected losses. For the years ended December 31, 2005, 2004 and 2003 profit commissions were $12.9 million, $15.5 million and $9.8 million, respectively. Favorable loss development generates increased profit commission expense, while the inverse occurs on unfavorable loss development. The decrease in profit commission expense for 2005 compared with 2004 is primarily due  to the run-off of mortgage guaranty experience rated quota share treaties, which have a large profit commission component. The increase in profit commission expense for 2004 is due to favorable loss development on experience rated quota share treaties. Portfolio reserves are not a component of these profit commission calculations. This balance is expected to increase in future years due to the profit commission component on the FSA transaction.

Acquisition Costs

Acquisition costs primarily consist of ceding commissions, brokerage fees and operating expenses that are related to the acquisition of new business. Acquisition costs that vary with and are directly related to the acquisition of new business are deferred and are amortized in relation to earned premium. For the years ended December 31, 2005, 2004 and 2003, acquisition costs were $45.3 million, $50.9 million and $64.9 million, respectively. The decrease of $5.6 million in 2005 compared with 2004 is primarily related to $3.9 million of acquisition costs recorded in our other segment in 2004. There were no acquisition costs in our other segment during 2005. The decrease of $14.0 million in 2004 is partially related to the financial guaranty reinsurance segment, as we have negotiated lower ceding commission rates across our entire book of business in 2004 compared with prior year. Additionally, acquisition costs in our other segment have decreased due to exiting certain lines of business, particularly the trade credit business which historically incurred an acquisition ratio of 30-35%.

Operating Expenses

For the years ended December 31, 2005, 2004 and 2003, operating expenses were $59.0 million, $67.8 million and $41.0 million, respectively. The decrease for 2005 compared with 2004 was primarily due to the accelerated vesting of $11.3 million of employee stock awards which occurred as part of the IPO, offset by expenses associated with maintaining a holding company platform during all of 2005. The holding company was not activated until April 28, 2004, the date of the IPO. The increase for 2004 was primarily due to $11.3 million of accelerated employee stock awards vesting, which occurred as part of the IPO, in addition to various expenses incurred as a result of the establishment of a holding company.

Other Expenses

For the years ended December 31, 2005, 2004 and 2003, other expenses were $17.3 million, $12.3 million and $5.7 million, respectively. The increase in 2005 includes $3.7 million of investment banking fees and put option premiums associated with Assured Guaranty Corp.’s (“AGC”) $200.0 million committed capital securities and increased interest expense related to the issuance of our 7% Senior Notes in May 2004 as they have been outstanding for the entire year. The coupon on the Senior Notes is 7.0%, however, the effective rate will be approximately 6.4%, taking into account the effect of a cash flow hedge executed by the Company in March 2004. The increase in 2004 is due to interest expense of $8.2 million related to the issuance of our 7% Senior Notes in May 2004 and the $1.6 million write off of goodwill in our other segment. This amount is related to the trade credit business which we exited as part of the IPO.

Income Tax

For the years ended December 31, 2005, 2004 and 2003, income tax expense was $41.2 million, $50.5 million and $31.7 million and our effective tax rate was 17.9%, 21.7% and 12.9% for the years ended December 31, 2005, 2004 and 2003, respectively. Our effective tax rates reflect the proportion of income recognized by each of our operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 35%, UK subsidiaries taxed at the UK marginal corporate tax rate of 30%, and no taxes for our Bermuda holding company and subsidiaries. Accordingly, our overall corporate effective tax rate fluctuates based on the distribution of taxable income across these jurisdictions.

Segment Results of Operations

Our financial results include four principal business segments: financial guaranty direct, financial guaranty reinsurance, mortgage guaranty and other. Management uses underwriting gains and losses as the primary measure of each segment’s financial performance. Underwriting gain (loss) includes net premiums earned, loss and loss adjustment expenses, profit commission expense, acquisition costs and other operating expenses that are directly related to the operations of our insurance businesses. This measure excludes certain revenue and expense items, such as investment income, realized investment gains and losses, unrealized gains and losses on derivative financial instruments, and interest expense, that are not directly related to the underwriting performance of our insurance operations, but are included in net income. For the year ended December 31, 2004 our segment results exclude $11.3 million of operating expenses related to the accelerated vesting of stock awards at the IPO date.

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

The table below summarizes the financial results of our financial guaranty direct segment for the periods presented:

	Year Ended December 31,
	2005	2004	2003
	($ in millions)
Gross written premiums	$96.2	$80.8	$71.1
Net written premiums	93.9	77.7	70.0
Net earned premiums	74.5	88.8	70.2
Loss and loss adjustment expenses	(2.2)	14.8	16.3
Profit commission expense	—	—	—
Acquisition costs	6.3	4.5	2.2
Operating expenses	36.9	31.7	8.9
Underwriting gain	$33.5	$37.7	$42.8
Loss and loss adjustment expense ratio	(2.9)%	16.7%	23.2%
Expense ratio	57.9%	40.8%	15.8%
Combined ratio	55.0%	57.5%	39.0%

	Year Ended December 31,
Gross Written Premiums	2005	2004	2003
	($ in millions)
Public finance	$21.8	$5.7	$3.4
Structured finance	74.4	75.1	67.7
Total	$96.2	$80.8	$71.1

The financial guaranty direct segment contributed $96.2 million, $80.8 million and $71.1 million to overall gross written premiums, for the years ended December 31, 2005, 2004 and 2003, respectively. The $15.4 million increase in 2005 compared with 2004 is primarily due to a $16.1 million increase in public finance transactions, reflecting the execution of our direct business plan. The $9.7 million increase in 2004 compared with 2003, was attributable to $17.8 million written as financial guaranty insurance, offset by a $8.1 million decrease in premiums written as credit derivatives.

Gross and net written premiums in this segment generally have been received on an installment basis, reflecting our focus on the structured finance and credit derivatives markets. In 2005, 2004 and 2003, installment premiums represented 79%, 93% and 98% of gross written premiums in this segment, or $75.9 million, $75.1 million and $69.6 million, respectively. However, as we continue to execute in the public finance market this percentage should decrease as premium is generally received upfront. The contribution of upfront premiums to gross written premiums were $20.3 million, $5.7 million and $1.5 million in 2005, 2004 and 2003, respectively.

	Year Ended December 31,
Net Written Premiums	2005	2004	2003
	($ in millions)
Public finance	$21.8	$5.7	$1.5
Structured finance	72.1	72.0	68.5
Total	$93.9	$77.7	$70.0

For the years ended December 31, 2005, 2004 and 2003, net written premiums were $93.9 million, $77.7 million and $70.0 million, respectively. The growth in net written premiums is primarily due to growth in gross written premiums as we typically retain a substantial portion of this business.

	Year Ended December 31,
Net Earned Premiums	2005	2004	2003
	($ in millions)
Public finance	$2.7	$0.1	$—
Structured finance	71.8	88.7	70.2
Total	$74.5	$88.8	$70.2

Net earned premiums for the years ended December 31, 2005, 2004 and 2003, were $74.5 million, $88.8 million and $70.2 million, respectively. The decrease of $14.3 million in net earned premiums in 2005 compared with 2004 is due to $24.2 million of net earned premiums in first quarter 2004 related to the close out of a transaction in which we no longer participate, offset by new business. The increase of $18.6 million in 2004 compared with 2003 is attributable to the recognition of $24.2 million of net earned premiums mentioned above, offset by the runoff of our single name swap book of business.

Loss and loss adjustment expenses were $(2.2) million, $14.8 million and $16.3 million, respectively, for the years ended December 31, 2005, 2004 and 2003. Our loss and loss adjustment expenses are affected by changes in the mix, size and credit trends in our book of business, and by changes in our reserves for loss and loss adjustment expenses for prior periods. The loss ratios for the years ended December 31, 2005, 2004 and 2003 were (2.9)%, 16.7% and 23.2%, respectively. 2005 portfolio reserves were reduced $7.0 million, attributable to changes in credit quality and from continued runoff from maturing CDO exposures, as well as management updating its loss reserving data, as part of our normal portfolio reserve process, to include the most current rating agency default studies. Primarily offsetting this portfolio reserve decrease was an addition of  $4.5 million in case reserves for a specific mortgage transaction executed in 2002, consisting of sub-prime mortgages originated in 2000.

The decline of $1.5 million in the loss and loss adjustment expenses in 2004 as compared with 2003 reflects the release of portfolio reserves due to the maturing of CDO exposures and the continued runoff of our single name CDS business. Offsetting these releases were increased portfolio reserves for our other business in this segment as management further refined its loss reserving methodology. This reflected our normal ongoing portfolio review process and additional stress factors considered for our closely monitored credit list.

For the years ended December 31, 2005, 2004 and 2003, acquisition costs were $6.3 million, $4.5 million and $2.2 million, respectively. 2005 acquisition costs increased $1.8 million compared with 2004, while 2004 increased $2.3 million compared with 2003, as the Company has been successfully executing its direct business plan, as demonstrated by our gross written premium growth across both periods, noted above. Increases in acquisition costs are primarily due to the proportion of such premiums subject to premium taxes.

Operating expenses for the years ended December 31, 2005, 2004 and 2003 were $36.9 million, $31.7 million and $8.9 million, respectively. During 2005 the Company implemented a new operating expense methodology to more closely apply expenses to the individual operating segments starting with 2004, the year of the IPO. This new methodology was based on a comprehensive cost study. The prior allocation was based on segment net earned premium. Basing the allocation on earned premium for 2005 and 2004 would have caused the financial guaranty reinsurance and mortgage guaranty segments to receive a disproportionate amount of the expenses. 2004 amounts have been adjusted to reflect this new allocation. The earned premium allocation methodology was kept for 2003, as the current business strategy of focusing on direct business was not in place in 2003 and thus the net earned premium allocation methodology allocated an appropriate amount of operating expense to the segments. The increase during 2005 compared with 2004 was primarily due to salary and related expenses as the Company has increased staffing levels to meet its business needs. The increase during 2004 compared with 2003 is due to the direct segment receiving an increased share of operating expenses attributable to the updated operating expense methodology discussed above and additional holding company expenses associated with the Company’s IPO in April 2004.

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

The table below summarizes the financial results of our financial guaranty reinsurance segment for the periods presented:

	Year Ended December 31,
	2005	2004	2003
	($ in millions)
Gross written premiums	$98.0	$160.3	$163.1
Net written premiums	97.8	160.1	162.1
Net earned premiums	105.6	114.4	92.9
Loss and loss adjustment expenses	(61.3)	15.4	25.7
Profit commission expense	4.8	1.1	1.5
Acquisition costs	36.9	38.8	33.6
Operating expenses	19.5	17.4	12.0
Underwriting gain	$105.7	$41.7	$20.1
Loss and loss adjustment expense ratio	(58.1)%	13.5%	27.7%
Expense ratio	58.0%	50.1%	50.7%
Combined ratio	(0.1)%	63.6%	78.4%

	Year Ended December 31,
Gross Written Premiums	2005	2004	2003
	($ in millions)
Public finance	$62.9	$118.9	$117.1
Structured finance	35.1	41.4	46.0
Total	$98.0	$160.3	$163.1

Gross written premiums for our financial guaranty reinsurance segment include upfront premiums on transactions underwritten during the period, plus installment premiums on business primarily underwritten in prior periods. Consequently, this amount is affected by changes in the business mix between public finance, which tends to be upfront premium, and structured finance, which tends to be installment premium. For the year ended December 31, 2005, 52% of gross written premiums in this segment were upfront premiums and 48% were installment premiums. For the years ended December 31, 2004 and 2003, 68% of gross written premiums in this segment were upfront premiums and 32% were installment premiums.

Gross written premiums for the years ended December 31, 2005, 2004 and 2003 were $98.0 million, $160.3 million and $163.1 million, respectively. 2005 decreased $62.3 million, or 39%, compared with 2004, while 2004 decreased $2.8 million, or 2%, compared with 2003. These decreases are primarily due to one cedant relationship that was terminated and business from a second cedant that was decreased, effective July 1, 2004. Further reducing 2005 gross written premium is the FSA transaction of $18.4 million discussed earlier.

As of April 1, 2005 our quota share reinsurance treaty with Ambac Assurance Corporation (“Ambac”) was renewed. In addition, AG Re entered into a master facultative agreement with Ambac on March 31, 2005. On April 20, 2005, Ambac  provided notice of a non-renewal of the quota share treaty on a run-off basis, effective July 1, 2006. This non-renewal will not affect business ceded from Ambac in any prior year, or business ceded under the current quota share treaty through June 30, 2006.

For 2005, $45.3 million, excluding the aforementioned $18.4 million of reassumption premiums related to our healthcare business, $32.8 million and $15.5 million of our gross written premiums was ceded by FSA, Ambac and MBIA Insurance Corporation (“MBIA”), respectively, compared with $79.8 million, $37.4 million and $28.3 million, respectively in 2004 and $88.4 million, $24.8 million and $37.7 million, respectively in 2003.

	Year Ended December 31,
Net Written Premiums	2005	2004	2003
	($ in millions)
Public finance	$62.7	$118.7	$116.5
Structured finance	35.1	41.4	45.6
Total	$97.8	$160.1	$162.1

For the years ended December 31, 2005, 2004 and 2003, net written premiums were $97.8 million, $160.1 million and $162.1 million, respectively. These differences are consistent with the changes in gross written premium described above.

	Year Ended December 31,
Net Earned Premiums	2005	2004	2003
	($ in millions)
Public finance	$57.0	$57.7	$52.9
Structured finance	48.6	56.7	40.0
Total	$105.6	$114.4	$92.9
Included in public finance net earned premiums are refundings of:	$12.1	$17.4	$19.2

For the years ended December 31, 2005, 2004 and 2003, net earned premiums were $105.6 million, $114.4 million and $92.9 million, respectively, a decrease of $8.8 million, or 8%, in 2005 compared with 2004, and an increase of $21.5 million, or 23%, in 2004 compared with 2003. The $8.8 million decrease in 2005 net earned premiums compared with 2004 was primarily caused by $5.3 million of reduced refundings in our public finance business which reflects the unscheduled pre-payment or refundings of underlying public bonds due to lower interest rates. These unscheduled refunding premiums are sensitive to market interest rates and we evaluate our net earned premiums both including and excluding these premiums. In addition, the FSA transaction reduced net earned premiums by $3.0 million, while the termination of one cedant relationship and decreased business from a second cedant, effective July 1, 2004, also contributed to the decline. The $21.5 million increase in 2004 compared with 2003 was primarily attributable to our structured finance business which increased $16.7 million, compared with 2003, due to timing on installment earnings reported by our ceding companies.

Loss and LAE were $(61.3) million, $15.4 million and $25.7 million, respectively, for the years ended December 31, 2005, 2004 and 2003. Our loss and LAE ratios for the years ended December 31, 2005, 2004 and 2003 were (58.1)%, 13.5% and 27.7%, respectively. 2005 includes $71.0 million in loss recoveries from a third party litigation settlement agreement, with two parties, relating to a reinsurance claim incurred in 1998 and 1999. This recovery was offset by an addition to loss reserves of $6.0 million, consisting of a $10.4 million addition to case reserves and a reduction of $4.4 million to portfolio reserves due to a reinsurance client ceding losses on two Northwest Airlines Enhanced Equipment Trust Certificate (EETC) credits with net par outstanding of $66.1 million. In addition, portfolio reserves were increased $2.8 million , due to credit downgrades causing movements in our closely monitored credit list and increased exposure to Hurricane Katrina. While loss and LAE decreased in 2004 compared with 2003, in 2004 we actually increased portfolio reserves, which are established based on statistical estimates. Credit downgrades and a refined loss reserving methodology resulted in the increase to portfolio reserves. These amounts reflect our normal ongoing portfolio review process and additional stress factors considered for our closely monitored credit list. However, 2003 included an increase in losses and LAE incurred in the structured finance line of business due to credit deterioration in collateralized debt obligations assumed through reinsurance treaties. Case reserves related to these collateralized debt obligations were increased after completion of risk management’s credit analysis, which included discussions with ceding companies.

For the years ended December 31, 2005, 2004 and 2003, acquisition costs were $36.9 million, $38.8 million and $33.6 million, respectively. The changes in acquisition costs over the periods are directly related to the changes in net earned premium.

Operating expenses for the years ended December 31, 2005, 2004 and 2003, were $19.5 million, $17.4 million and $12.0 million, respectively. During 2005 the Company implemented a new operating expense methodology to more closely apply expenses to the individual operating segments starting with 2004, the year of the IPO. This new methodology was based on a comprehensive cost study. The prior allocation was based on segment net earned premium. Basing the allocation on earned premium for 2005 and 2004 would have caused the financial guaranty reinsurance and mortgage guaranty segments to receive a disproportionate amount of the expenses. 2004 amounts have been adjusted to reflect this new allocation. The earned premium allocation methodology was kept for 2003, as the current business strategy of focusing on direct business was not in place in 2003 and thus the net earned premium allocation methodology allocated an appropriate amount of operating expense to the segments. The increase during 2005 compared with 2004 was primarily due salary and related expenses as the Company has increased staffing levels to meet its business needs. The increase during 2004 compared with 2003 is due to the increase in holding company expenses associated with the Company’s IPO in April 2004.

Mortgage Guaranty Segment

Mortgage guaranty insurance provides protection to mortgage lending institutions against the default of borrowers on mortgage loans that, at the time of the advance, had a loan-to-value (“LTV”) ratio in excess of a specified ratio. We primarily function as a reinsurer in this industry and assume all or a portion of the risks undertaken by primary mortgage insurers.

The table below summarized the financial results of our mortgage guaranty segment for the periods presented:

	Year Ended December 31,
	2005	2004	2003
	($ in millions)
Gross written premiums	$25.7	$24.4	$24.4
Net written premiums	25.7	24.4	24.4
Net earned premiums	18.6	33.7	27.6
Loss and loss adjustment expenses	(3.7)	(11.9)	(0.7)
Profit commission expense	8.0	14.1	7.3
Acquisition costs	2.0	3.7	4.1
Operating expenses	2.7	3.8	4.2
Underwriting gain	$9.6	$24.0	$12.7
Loss and loss adjustment expense ratio	(19.9)%	(35.2)%	(2.5)%
Expense ratio	68.1%	64.1%	56.5%
Combined ratio	48.2%	28.9%	54.0%

Gross written premiums for the year ended December 31, 2005 were $25.7 million, while 2004 and 2003 gross written premiums were both $24.4 million. The increase of $1.3 million in 2005 from 2004 is primarily related to a single transaction executed during 2005 which contributed $16.3 million to gross written premiums. Likewise, the year 2004 included a single transaction which contributed $9.5 million to gross written premiums. Excluding these items, gross written premiums decreased $5.5 million due to the run-off of our quota share treaty business.

Net written premiums for the years ended December 31, 2005, 2004 and 2003 were $25.7 million, $24.4 million and $24.4 million, respectively. This is consistent with the trend in gross written premiums, as we do not cede a significant amount of our mortgage guaranty business.

For the years ended December 31, 2005, 2004 and 2003, net earned premiums were $18.6 million, $33.7 million and $27.6 million, respectively. The decrease in net earned premiums in 2005 compared with 2004 reflects an $8.8 million release of unearned premium reserves related to the commutation of an excess of loss reinsurance contract in 2004, coupled with the run-off of our quota share treaty business. The increase in net earned premiums for 2004 compared with 2003 is due to the $8.8 million release of unearned premium reserves related to the commutation of an excess of loss reinsurance contract offset by a decline in our quota share treaty business.

Loss and loss adjustment expenses were $(3.7) million, $(11.9) million and $(0.7) million, respectively, for the years ended December 31, 2005, 2004 and 2003. The loss and loss adjustment expense ratios for the years ended December 31, 2005, 2004 and 2003 were (19.9)%, (35.2)% and (2.5)%, respectively. The 2005 amount is due to an IBNR release of $4.4 million, offset by an increase in portfolio reserves of $0.7 million. The IBNR reduction is offset by increased profit commission expense discussed below.  In 2004, the decrease in the loss and loss adjustment expense ratio was primarily due to a decrease of $5.5 million of portfolio reserves, as a result of changes in our statistical assumptions driven by the completion of a rating agency review of our book of business during the year coupled with favorable loss development related to older experience rated quota share contracts, which are running off. This reduction in loss and loss adjustment expense was partially offset by increased profit commission expense discussed below. The negative loss ratio for 2003 is primarily a result of favorable loss experience related to older contracts, which are running off, mentioned above.

Profit commission expense for the years ended December 31, 2005, 2004 and 2003 was $8.0 million, $14.1 million and $7.3 million, respectively. The decrease in profit commission expense in 2005 compared with 2004 is due to the run-off of mortgage guaranty quota share treaties, which have a large profit commission component. The increase in profit commission expense in 2004 compared with 2003 was due to more favorable loss development on experience rated quota share treaties. Loss development can fluctuate from period to period. Portfolio reserves are not a component of these profit commission calculations.

Acquisition costs for the years ended December 31, 2005, 2004 and 2003 were $2.0 million, $3.7 million and $4.1 million, respectively. The decrease in acquisition costs in 2005 compared with 2004 is directly related to the decline in net earned premiums. The decrease in acquisition costs, for 2004 compared with 2003 is related to the accelerated amortization of deferred acquisition costs due to the commutation of an excess of loss reinsurance contract discussed above.

Operating expenses for the years ended December 31, 2005, 2004 and 2003 were $2.7 million, $3.8 million and $4.2 million, respectively. During 2005 the Company implemented a new operating expense methodology to more closely apply expenses to the individual operating segments starting with 2004, the year of the IPO. This new methodology was based on a comprehensive cost study. The prior allocation was based on segment net earned premium. Basing the allocation on earned premium for 2005 and 2004 would have caused the financial guaranty reinsurance and mortgage guaranty segments to receive a disproportionate amount of the expenses. 2004 amounts have been adjusted to reflect this new allocation. The earned premium allocation methodology was kept for 2003, as the current business strategy of focusing on direct business was not in place in 2003 and thus the net earned premium allocation methodology allocated an appropriate amount of operating expense to the segments. The decrease during 2005 compared with 2004 was due to the mortgage guaranty segment receiving a declining allocation of operating expenses as fewer resources are focused on this segment compared to prior year. The decrease during 2004 compared with 2003 is due to the mortgage segment receiving a decreased share of operating expenses attributable to the updated operating expense methodology discussed above.

Other Segment

Our other segment consists of certain non-core businesses that we have exited in connection with the IPO, including equity layer credit protection, trade credit reinsurance, title reinsurance, LA&H reinsurance and auto residual value reinsurance. Also included in the 2003 other segment results are the impact of the affiliate reinsurance transactions described below. These reinsurance contracts were purchased for the benefit of all of our operating segments. We did not allocate the costs or the related benefits of these transactions to each of the segments but rather recorded the impact of these transactions in the other segment.

The following table provides details of net earned premiums and underwriting results by line of business:

	Year Ended December 31,
	2005	2004	2003
	($ in millions)
Net earned premiums:(1)
Equity layer credit protection	$—	$5.4	$61.8
Trade credit reinsurance	—	(25.3)	51.2
Title reinsurance	—	3.2	10.7
Auto residual value reinsurance	—	(32.2)	4.2
Affiliate reinsurance	—	—	(7.7)
Total	$—	$(48.9)	$120.2
Underwriting gain (loss):
Equity layer credit protection	$2.4	$3.1	$(1.0)
Trade credit reinsurance	—	(2.9)	(3.3)
Title reinsurance	—	1.0	6.8
LA&H	—	—	(0.6)
Auto residual value reinsurance	—	(7.9)	(35.1)
Affiliate reinsurance	—	—	8.2
Total	$2.4	$(6.7)	$(25.0)

(1)          The Company had $32.2 million of gross written premiums, all of which was ceded, mainly attributable to a pre-IPO reinsurance agreement with a subsidiary of ACE under which we provided reinsurance to CGA and retroceded 100% of this exposure to the ACE subsidiary.

After entering the equity layer credit protection market in 2001, we ceased writing new equity layer credit protection business during 2003, and net earned premiums declined to $5.4 million for the year ended December 31, 2004 from $61.8 million for the year ended December 31, 2003. The underwriting gain of $2.4 million in 2005 was attributable to a salvage recovery received during 2005. The $3.1 million underwriting gain in 2004 is from the unwinding of this business. For the year ended December 31, 2003, the underwriting loss of $1.0 million was the result of the termination of three trades.

Trade credit reinsurance net earned premiums were negative $25.3 million in 2004 due to the 100% retrocession with an affiliate of ACE, whereby we ceded 100% of the unearned premium reserves and loss and LAE reserves. For the year ended December 31, 2003 net earned premiums were $51.2 million.

On April 15, 2004, AGRO sold 100% of the common stock of its subsidiary, ACE Capital Title Reinsurance Company, to ACE Bermuda Insurance Ltd., a subsidiary of ACE, for $39.8 million. There was no gain or loss associated with this transaction. This sale was the primary reason for the decline in net earned premiums in 2004 from 2003 as we only wrote business during the period we owned the subsidiary. Net earned premiums for the title reinsurance business were $10.7 million for year ended December 31, 2003. The $6.8 million of underwriting gain for the year ended December 31, 2003 was primarily due to favorable prior year loss reserve development.

We exited the LA&H business in 2002. The underwriting losses of $0.6 million in 2003 were related to the litigation and settlement of a disputed contract.

Auto residual value reinsurance net earned premiums were $(32.2) million in 2004 as we commuted our remaining auto residual value reinsurance business and transferred assets with a market value of $108.3 million to a subsidiary of ACE. This transaction caused a $6.5 million underwriting loss, partially offset by a $6.8 realized gain. For 2003 we had net earned premiums of $4.2 million and underwriting loss $35.1 million. The underwriting loss of $35.1 million in 2003 was a result of an increase in reserves for losses and loss adjustment expenses related to a dispute with World Omni. This matter was settled on December 15, 2005. In connection with the settlement, the Company paid its $34.4 million funds held liability to the ACE subsidiary and released $54.2 million of reinsurance recoverables and loss and loss adjustment expense reserves.

Net earned premiums related to affiliate reinsurance were negative $7.7 million for the year ended December 31, 2003 and primarily represent the cost of the AGC Affiliate Reinsurance Transaction and AG Re Affiliate Reinsurance Transaction for these periods. As a result of losses of $14.4 million ceded under these contracts in 2003, affiliate reinsurance generated an underwriting gain of $8.2 million.

There were no affiliate reinsurance transactions during 2005 or 2004.

Summary of Significant Affiliate Transactions

•    AG Re Affiliate Reinsurance Transaction:   On December 31, 2001, AG Re entered into an excess of loss reinsurance contract with a subsidiary of ACE. Under the terms of this reinsurance contract, AG Re paid $125.0 million for 25 years of reinsurance coverage. This coverage provided a $400.0 million aggregate limit, a $50.0 million per risk limit and a $5.0 million per risk deductible. We terminated this agreement effective December 31, 2003 and recorded a receivable of $131.9 million consisting of ceded unearned premium of $115.0 million and reinsurance recoverables on paid losses of $16.9 million. This amount was received in 2004. There was no earnings impact from the termination of this contract.

•    AGC Affiliate Reinsurance Transaction:   AGC entered into an excess of loss reinsurance contract with a subsidiary of ACE, effective January 1, 2001. This coverage provided a $150.0 million aggregate limit. We terminated this agreement effective June 30, 2003 and received a cash payment of $53.8 million, consisting of ceded unearned premium of $39.8 million, reinsurance recoverables on paid losses of $12.5 million and profit commissions receivable of $1.5 million. There was no earnings impact from the termination of this contract.

•    AGRO Affiliate Reinsurance Transactions:   AGRO entered into a reinsurance transaction with an affiliate of ACE, which the ACE affiliate fully ceded to a subsidiary of ACE, both effective July 1, 2001, resulting in both gross and ceded premiums written of $25.8 million, $2.7 million and $6.0 million in 2005, 2004 and 2003, respectively. Accordingly, this transaction had no effect on our net written premiums or our net income.

Liquidity and Capital Resources

Our liquidity, both on a short-term basis (for the next twelve months) and a long-term basis (beyond the next twelve months), is largely dependent upon: (1) the ability of our operating subsidiaries to pay dividends or make other payments to us, (2) external financings and (3) investment income from our invested assets. Our liquidity requirements include the payment of our operating expenses, interest on our debt, and dividends on our common shares. We may also require liquidity to make periodic capital investments in our operating subsidiaries. In the ordinary course of our business, we evaluate our liquidity needs and capital resources in light of holding company expenses, debt-related expenses and our dividend policy, as well as rating agency considerations. Based on the amount of dividends we expect to receive from our subsidiaries and the income we expect to receive from our invested assets, management believes that we will have sufficient liquidity to satisfy our needs over the next twelve months, including the ability to pay dividends on our common shares in accordance with our dividend policy. Total cash paid in 2005 and 2004 for dividends to shareholders was $9.0 million, or $0.12 per common share, and $4.6 million, or $0.06 per common share, respectively. During February 2006, the Board of Directors declared a quarterly dividend of $0.035 per common share, payable on March 8, 2006 to shareholders of record at the close of business on February 16, 2006. Beyond the next twelve months, the ability of our operating subsidiaries to declare and pay dividends may be influenced by a variety of factors including market conditions, insurance and rating agencies regulations and general economic conditions. Consequently, although management believes that we will continue to have sufficient liquidity to meet our debt service and other obligations over the long term, no guaranty can be given that we will not be required to seek external debt or equity financing in order to meet our operating expenses, debt service obligations or pay dividends on our common shares.

We anticipate that a major source of our liquidity, for the next twelve months and for the longer term, will be amounts paid by our operating subsidiaries as dividends. Certain of our operating subsidiaries are subject to restrictions on their ability to pay dividends. See “Business—Regulation.” The amount available at AGC to pay dividends in 2006 with notice to, but without the prior approval of, the Maryland Insurance Commissioner is approximately $25.6 million. Dividends paid by a U.S. company to a Bermuda holding company presently are subject to a 30% withholding tax. The amount available at AG Re to pay dividends in 2006 in compliance with Bermuda law is $590.2 million. AGC has committed to it’s rating agencies that it will not pay more than $10.0 million per year in dividends, without prior consultation.

Liquidity at our operating subsidiaries is used to pay operating expenses, claims, payment obligations with respect to credit derivatives, reinsurance premiums and dividends to Assured Guaranty U.S. Holdings Inc. for debt service and dividends to us, as well as, where appropriate, to make capital investments in their own subsidiaries. In addition, certain of our operating companies may be required to post collateral in connection with credit derivatives and reinsurance transactions. Management believes that these subsidiaries’ operating needs generally can be met from operating cash flow, including gross written premium and investment income from their respective investment portfolios.

Net cash flows provided by (used in) operating activities were $175.8 million, $(44.6) million and $200.0 million during the years ended December 31, 2005, 2004 and 2003, respectively. 2005 operating cash flows were primarily provided by $203.7 million of net premiums received and loss recoveries of $71.0 million, partially offset by tax payments of $40.0 million and a $34.4 million payment of funds held.

The cash flows used in operating activities in 2004 were due to the unwinding of certain transactions related to the IPO which generated approximately $146.0 million of cash outflows. From July 1, 2004, to December 31, 2004, we generated $68.7 million of net cash flows from operating activities. These cash flows were primarily provided by premium received and investment income.

Net cash flows (used in) provided by investing activities were $(153.6) million, $22.3 million and $(145.3) million during the years ended December 31, 2005, 2004 and 2003, respectively. These investing activities were primarily net (purchases) sales of fixed maturity investment securities during 2005, 2004 and 2003. In addition, during 2004 AGRO, an indirect subsidiary of Assured Guaranty Ltd., sold 100% of the common stock of its subsidiary, ACE Capital Title Reinsurance Company, to ACE Bermuda Insurance Ltd., a subsidiary of ACE, for $39.8 million. There was no gain or loss associated with the sale.

Net cash flows (used in) provided by financing activities were $(31.9) million, $6.1 million and $(35.0) million during the years ended December 31, 2005, 2004 and 2003, respectively. During 2005, we paid dividends of $9.0 million, paid $3.9 million, net, under our option and incentive plans and paid $19.0 million to repurchase 1.0 million of our common shares under the Board of Directors authorized $25.0 million share stock repurchase program. Under the program we have repurchased a total of 1.3 million common shares, over a two year period, of Common Stock at an average price of $18.69. During 2004,

Assured Guaranty US Holdings Inc., a subsidiary of the Company, issued $200.0 million of 7. 0% Senior Notes due in 2034. The proceeds of the offering were used to repay a $200.0 million promissory note, established as part of the IPO related formation transactions, issued to a subsidiary of ACE prior to the IPO in April 2004. The coupon on the Senior Notes is 7.0%, however, the effective rate will be approximately 6.4% due to a treasury hedge executed by the Company in March 2004. These senior notes are fully and unconditionally guaranteed by Assured Guaranty Ltd. We expect to have the capacity to repay and/or refinance the notes as they come due. During the years ended December 31, 2004 and 2003, ACE contributed capital of $78.9 million and $3.7 million, respectively, to us. These capital contributions were utilized to pay interest and principal on long-term debt. In all years, these were non-cash contributions (see Note 14 to the consolidated financial statements). Dividends paid to ACE were $35.0 million during the year ended December 31, 2003. No such dividends were paid in 2005 and 2004.

The following table summarizes our contractual obligations as of December 31, 2005:

	As of December 31, 2005
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	($ in millions)
Long-term debt(1)	$596.3	$14.0	$28.0	$28.0	$526.3
Notes assumed during formation transactions(1)	2.1	2.1	—	—	—
Operating lease obligations(2)	9.5	2.7	5.4	1.4	—
Reserves for losses and loss adjustment expenses(3)	121.2	25.5	18.0	14.0	63.7
Total	$729.1	$44.3	$51.4	$43.4	$590.0

(1)          Principal and interest.

(2)          Lease payments are subject to escalations in building operating costs and real estate taxes.

(3)          We have estimated the timing of these payments based on our historical experience and our expectation of future payment patterns. However, the timing of these payments may vary significantly from the amounts shown above, especially for our portfolio reserves.

Off-Balance Sheet Arrangements

As of December 31, 2005 and 2004, the Company did not have any significant off-balance-sheet arrangements that were not accounted for or disclosed in the consolidated financial statements.

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

At the closing of the $300.0 million credit facility, (i) AGC guaranteed the obligations of AG (UK) under such facility, (ii) Assured Guaranty Ltd. guaranteed the obligations of AG Re and AGRO under such facility and agreed that, if the Consolidated Assets (as defined in the related credit agreement) of AGC and its subsidiaries were to fall below $1.2 billion, it would, within 15 days, guarantee the obligations of AGC and AG (UK) under such facility and (iii) Assured Guaranty Overseas US Holdings Inc., as a Material Non-AGC Subsidiary (as defined in the related credit agreement), guaranteed the obligations of Assured Guaranty Ltd., AG Re and AGRO under such facility. Subsequently, AG Re and AGRO, as Material Non-AGC Subsidiaries, both guaranteed the obligations of the other and of Assured Guaranty Ltd. under such facility.

The $300.0 million credit facility’s financial covenants require that Assured Guaranty Ltd. (a) maintain a minimum net worth of $1.2 billion, (b) maintain an interest coverage ratio of at least 2.5:1, and (c) maintain a maximum debt-to-capital ratio of 30%. In addition, the $300.0 million credit facility requires that AGC: (x) maintain qualified statutory capital of at least 80% of its statutory capital as of the fiscal quarter prior to the closing date of the facility and (y) maintain a ratio of aggregate net par outstanding to qualified statutory capital of not more than 150:1. Furthermore, the $300.0 million credit facility contains restrictions on Assured Guaranty Ltd. and its subsidiaries, including, among other things, in respect of their ability to incur debt, permit liens, become liable in respect of guaranties, make loans or investments, pay dividends or make distributions, dissolve or become party to a merger, consolidation or acquisition, dispose of assets or enter into affiliate transactions. Most of these restrictions are subject to certain minimum thresholds and exceptions. A default by one borrower will give rise to a right of the lenders to terminate the facility and accelerate all amounts then outstanding. As of December 31, 2005, Assured Guaranty was in compliance with all of those financial covenants.

As of December 31, 2005, no amounts were outstanding under this facility nor have there been any borrowings under this facility.

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

Letter of Credit Agreement

On November 8, 2004, Assured Guaranty Ltd., AG Re and AGRO entered into a standby letter of credit agreement (the “LOC Agreement”) with KeyBank National Association (“KeyBank”). Under the LOC Agreement, KeyBank agreed to issue up to $50.0 million in letters of credit on our behalf. The obligations of the Company, AG Re and AGRO under the LOC Agreement were joint and several. The letters of credit were used to satisfy AG Re’s or AGRO’s obligations under certain reinsurance agreements and for general corporate purposes. Under the LOC Agreement, KeyBank issued two letters of credit, both on behalf of AGRO, with an aggregate stated amount of approximately $20.7 million. The parties to the LOC Agreement have agreed that no additional letters of credit would be issued, extended or renewed from and after the date of the closing of the $300.0 million credit facility and letters of credit that were outstanding on such date will, unless cancelled and surrendered by the respective beneficiaries thereof, remain outstanding until their respective stated expiration dates of December 31, 2005. The LOC Agreement contains covenants that limit debt, liens, guaranties, loans and investments, dividends, liquidations, mergers, consolidations, acquisitions, sales of assets or subsidiaries and affiliate transactions. Most of these restrictions were subject to certain minimum thresholds and exceptions. The LOC

Agreement also contained financial covenants that required the Company: (i) to maintain the ratio of consolidated debt to total capitalization at not greater than 0.30 to 1.0; (ii) to maintain consolidated net worth of at least seventy-five percent (75%) of its consolidated net worth as of June 30, 2004; and (iii) to maintain the consolidated interest coverage ratio for any test period ending on the last day of a fiscal quarter at not less than 2.50 to 1.0. In addition, the LOC Agreement provided that the obligations of KeyBank to issue letters of credit may be terminated, and our obligations under the agreement may be accelerated, upon an event of default. As of December 31, 2004, no amounts were payable under any letter of credit issued under this facility. The LOC Agreement expired on April 28, 2005 and was replaced by the $300.0 million credit facility discussed above.

Non-Recourse Credit Facility

AGC is also party to a non-recourse credit facility with a syndicate of banks which provides up to $175.0 million specifically designed to provide rating agency-qualified capital to further support AGC’s claims paying resources. The facility expires in December 2010. As of December 31, 2005 and December 31, 2004, no amounts were outstanding under this facility nor have there been any borrowings under the life of this facility.

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

As of December 31, 2005, the put option had not been exercised.

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

Investment Portfolio

Our investment portfolio consisted of $2,134.0 million of fixed maturity securities, $115.8 million of short-term investments and had a duration of 4.4 years as of December 31, 2005, compared with $1,965.1 million of fixed maturity securities, $175.8 million of short-term investments and a duration of 5.0 years as of December 31, 2004. Our fixed maturity securities are designated as available-for-sale in accordance with FAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”) Fixed maturity securities are reported at their fair value in accordance with FAS 115, and the change in fair value is reported as part of accumulated other comprehensive income. If we believe the decline in fair value is “other than temporary,” we write down the carrying value of the investment and record a realized loss in our statement of operations.

The following table summarizes our investment portfolio as of December 31, 2005:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	($ in millions)
U.S. government and agencies	$332.7	$9.0	$(1.4)	$340.3
Obligations of state and political subdivisions	819.5	46.8	(1.6)	864.7
Corporate securities	127.2	6.3	(1.2)	132.3
Mortgage-backed securities	643.2	3.6	(9.2)	637.6
Asset-backed securities	141.6	0.1	(1.0)	140.7
Foreign government securities	18.2	0.3	(0.1)	18.4
Total fixed maturity securities	2,082.4	66.1	(14.5)	2,134.0
Short-term investments	115.8	—	—	115.8
Total investments	$2,198.2	$66.1	$(14.5)	$2,249.8

The following table summarizes our investment portfolio as of December 31, 2004:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	($ in millions)
U.S. government and agencies	$258.7	$11.7	$(0.3)	$270.1
Obligations of state and political subdivisions	809.3	59.5	(0.7)	868.1
Corporate securities	160.6	10.5	(0.8)	170.3
Mortgage-backed securities	550.2	12.5	(2.2)	560.5
Asset-backed securities	76.2	1.2	(0.1)	77.3
Foreign government securities	18.5	0.3	—	18.8
Total fixed maturity securities	1,873.5	95.7	(4.1)	1,965.1
Short-term investments	175.8	—	—	175.8
Total investments	$2,049.3	$95.7	$(4.1)	$2,140.9

The amortized cost and estimated fair value of our available-for-sale fixed maturity securities as of December 31, 2005 and 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

See Note 9 of the notes to our consolidated financial statements for more information on our available-for-sale fixed maturity securities as of December 31, 2005 and 2004.

	As of December 31,
	2005		2004
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	($ in millions)
Due within one year	$67.9	$67.8	$14.9	$15.0
Due after one year through five years	280.5	283.7	170.0	174.3
Due after five years through ten years	406.4	417.4	324.9	345.1
Due after ten years	684.4	727.5	813.5	870.2
Mortgage-backed securities	643.2	637.6	550.2	560.5
Total	$2,082.4	$2,134.0	$1,873.5	$1,965.1

Fair value of the fixed maturity securities is based upon quoted market prices provided by either independent pricing services or, when such prices are not available, by reference to broker or underwriter bid indications. Our investment portfolio does not include any non-publicly traded securities. For a detailed description of our valuation of investments see “—Critical Accounting Estimates.”

We review our investment portfolio for possible impairment losses. For additional information, see “—Critical Accounting Estimates.”

The following table summarizes the ratings distributions of our investment portfolio as of December 31, 2005 and 2004. Ratings are represented by the lower of the Moody’s and S&P classifications.

	As of December 31,
	2005	2004
AAA or equivalent	84.9%	77.7%
AA	10.7%	15.6%
A	4.4%	6.6%
BBB	—	0.1%
Total	100.0%	100.0%

As of December 31, 2005 and 2004, our investment portfolio did not contain any securities that were not rated or rated below investment grade.

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

Under agreements with our cedants and in accordance with statutory requirements, we maintain fixed maturity securities in trust accounts for the benefit of reinsured companies and for the protection of policyholders, generally in states where we or our subsidiaries, as applicable, are not licensed or accredited. The carrying value of such restricted balances as of December 31, 2005 and 2004 was $552.8 million and $304.4 million, respectively.

Under certain derivative contracts, we are required to post eligible securities as collateral, generally cash or U.S. government or agency securities. The need to post collateral under these transactions is generally based on marked to market valuations in excess of contractual thresholds. The fair market values of our pledged securities totaled $1.8 million as of December 31, 2005 and $1.9 million as of December 31, 2004.

Market Risk

Market risk represents the potential for losses that may result from changes in the value of a financial instrument as a result of changes in market conditions. The primary market risks that impact the value of our financial instruments are interest rate risk, basis risk, such as taxable interest rates relative to tax-exempt interest rates, and credit spread risk. Each of these risks and the specific types of financial instruments impacted are described below. Senior managers in our surveillance department are responsible for monitoring risk limits and applying risk measurement methodologies. The estimation of potential losses arising from adverse changes in market conditions is a key element in managing market risk. We use various systems, models and stress test scenarios to monitor and manage market risk. These models include estimates made by management that use current and historic market information. The valuation results from these models could differ materially from amounts that actually are realized in the market. See “—Critical Accounting Estimates—Valuation of Investments.”

Financial instruments that may be adversely affected by changes in interest rates consist primarily of investment securities. The primary objective in managing our investment portfolio is generation of an optimal level of after-tax investment income while preserving capital and maintaining adequate liquidity.

As a result, our investment portfolio consists of highly rated fixed income securities with a relatively short composite portfolio duration. Investment strategies are based on many factors, including our tax position, fluctuation in interest rates, regulatory and rating agency criteria and other market factors. As of January 1, 2005 we have retained BlackRock Financial Management, Inc to manage our investment portfolio. Prior to January 1, 2005 Lazard Freres Asset Management and Hyperion Capital Management, Inc. performed this function. These investment managers manage our fixed maturity investment portfolio in accordance with investment guidelines approved by our Board of Directors.

See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” for more information.

Recent Accounting Pronouncements

In December 2004, the FASB issued FAS No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”). FAS 123R is effective January 1, 2006 and replaces FAS No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). As permitted by FAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation expense for employee stock options, or its employee stock purchase plan. Accordingly, the adoption of FAS 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. At December 31, 2005, unamortized compensation expense related to outstanding unvested options, as determined in accordance with FAS 123, that the Company expects to record during fiscal 2006 was approximately $2.0 million, before income taxes. The total impact of adoption of FAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted and shares purchased by employees under the employee stock purchase plan in the future. However, had the Company adopted FAS 123R in prior periods, the impact of that standard would have approximated the impact of FAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to our consolidated financial statements. FAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $4.1 million, $5.4 million and $5.7 million in 2005, 2004 and 2003, respectively.

During 2005, FASB Staff Position (“FSP”) FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” was issued to replace the guidance set forth in paragraphs 10-18 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairments and its Application to Certain Investments” (“EITF 03-1”), with references to existing other than temporary impairment guidance. FSP FAS 115-1 is to be applied prospectively from its effective date for periods beginning after December 15, 2005. The disclosure requirements of EITF 03-1 remain in effect and are included in Note 9. Investments. This pronouncement will not materially effect the Company’s results of operations or financial position.

Exposure to Hurricane Katrina

The Company’s net par outstanding on public finance exposures in counties designated by the Federal Emergency Management Agency (“FEMA”) for both individual and public assistance in the states of Louisiana, Mississippi and Alabama totals $220.6 million, and of that amount $142.3 million is in Greater New Orleans (comprised of Orleans, St. Bernard and Jefferson parishes). Over 96% of that exposure comes through our reinsurance segment. Details by asset category are included in Table 1 below. A list of the Company’s top ten public finance exposures in counties designated by FEMA for both individual and public assistance in the affected states is provided in Table 2.

Table 1

Public Finance Exposure in FEMA-Designated Counties*
Net Par Outstanding as of December 31, 2005
($ in Millions)

Bond Type	Alabama	Greater New Orleans **	Other Louisiana	Mississippi	Total
General obligation	$5.6	$9.5	$1.4	$9.7	$26.2
Healthcare	2.1	18.1	8.5	6.6	35.3
Higher education	0.1	3.7	0.2	0.7	4.7
Housing	—	0.1	0.6	0.1	0.8
Municipal utility	1.1	1.4	—	3.8	6.4
Other public finance	—	0.7	—	—	0.7
Tax backed	0.3	86.3	19.4	17.8	123.8
Transportation	—	22.5	0.1	—	22.6
Total	$9.3	$142.3	$30.2	$38.8	$220.6

*                    Counties designated by FEMA for both individual and public assistance as of October 7, 2005

**             Includes Orleans, St. Bernard and Jefferson Parish

Table 2

Top Ten Public Finance Exposures in FEMA-Designated Counties*
Net Par Outstanding as of December 31, 2005
($ in Millions)

1	Ernest N. Morial—New Orleans Exhibition Hall Authority	$29.5
2	Louisiana Sadium & Exposition District	29.0
3	New Orleans Aviation Board	19.8
4	West Jefferson Medical Center	16.1
5	Rankin County School District	15.6
6	Jefferson Parish Special Sales Tax	14.4
7	St. Tammany Louisiana School District #12	9.5
8	New Orleans Louisiana General Obligation	9.4
9	Franciscan Missionaries of Our Lady Health System	6.3
10	St. Bernard Louisiana Sales Tax Bonds	6.1
	Total Top Ten Public Finance Exposures in FEMA-Designated Counties*	$155.8

*                    Counties designated by FEMA for both individual and public assistance as of October 7, 2005

The Company’s exposure to investor-owned utilities in the affected states totals $53.1 million and is presented in Table 3. With respect to the Company’s structured finance net par outstanding, management’s review of Assured Guaranty’s structured finance portfolio shows no significant concentrations in the areas affected by Hurricane Katrina, as these exposures are generally secured by geographically diverse pools of assets.

Table 3

Investor-Owned Utility Exposure in Alabama, Louisiana and Mississippi
Net Par Outstanding as of December 31, 2005
($ in Millions)

	Alabama	Louisiana	Mississippi	Total
Investor-owned utilities	$39.1	$2.5	$11.5	$53.1

For informational purposes, the Company’s total public finance net par outstanding exposure in Louisiana, Mississippi and Alabama is $1,385.2 million, inclusive of the counties designated by FEMA for individual and public assistance, and is summarized in Table 4.

Table 4

Public Finance Exposure in Alabama, Louisiana and Mississippi
Net Par Outstanding as of December 31, 2005
($ in Millions)

	Alabama	Louisiana	Mississippi	Total
Public finance	$973.1	$351.1	$61.0	$1,385.2

As of December 31, 2005 the Company has recorded $1.3 million in portfolio reserves, but has not recorded any case reserves for this event, as no case reserves have been reported to us by any of our ceding company clients. In addition, only five claims have been paid, in the amount of $0.1 million, all of which were fully recovered. We have added 4 credits with net par outstanding of $44.8 million to Category 1 of our Closely Monitored Credits (“CMC”) list and 7 credits with net par outstanding of $80.6 million to Category 2 of the CMC list related to Hurricane Katrina. Nonetheless, significant uncertainty exists with regard to both the probability of defaults occurring and the loss severities that will apply to any defaults that do occur. The Company’s surveillance department is actively monitoring specific exposures in coordination with our reinsurance clients and will continue to assess the impact of Hurricane Katrina on the credit quality of our portfolio.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning quantitative and qualitative disclosures about market risk appears in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “—Critical Accounting Estimates—Valuation of Investments.”

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Responsibility for Financial Statements and Internal Control Over Financial Reporting

Financial Statements

The consolidated financial statements of Assured Guaranty Ltd. were prepared by management, who are responsible for their reliability and objectivity. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America and, as such, include amounts based on informed estimates and judgments of management. Financial information elsewhere in this annual report is consistent with that in the consolidated financial statements.

The Board of Directors, operating through its Audit Committee, which is composed entirely of directors who are not officers or employees of the Company, provides oversight of the financial reporting process and safeguarding of assets against unauthorized acquisition, use or disposition. The Audit Committee annually recommends the appointment of an independent registered public accounting firm and submits its recommendation to the Board of Directors for approval.

The Audit Committee meets with management, the independent registered public accounting firm and the outside firm engaged to perform internal audit functions for the Company; approves the overall scope of audit work and related fee arrangements; and reviews audit reports and findings. In addition, the independent registered public accounting firm and the outside firm engaged to perform internal audit functions for the Company meet separately with the Audit Committee, without management representatives present, to discuss the results of their audits; the adequacy of the Company’s internal control; the quality of its financial reporting; and the safeguarding of assets against unauthorized acquisition, use or disposition.

The consolidated financial statements have been audited by an independent registered public accounting firm, PricewaterhouseCoopers LLP, who were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and committees of the Board. The Company believes that all representations made to our independent registered public accounting firm during their audits were valid and appropriate.

Internal Control Over Financial Reporting

The management of Assured Guaranty Ltd. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

As of December 31, 2005, management has evaluated the effectiveness of the Company’s internal control over financial reporting based on the criteria established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we have concluded that Assured Guaranty Ltd.’s internal control over financial reporting was effective as of December 31, 2005.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report, has also audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting and the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2005. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

/s/ DOMINIC J. FREDERICO	/s/ ROBERT B. MILLS
Dominic J. Frederico	Robert B. Mills
President and Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Assured Guaranty Ltd.:

We have completed an integrated audit of Assured Guaranty Ltd.’s 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Assured Guaranty Ltd. at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Internal Control Over Financial Reporting appearing under item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria.  Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.  We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
New York, New York
March 1, 2006

Assured Guaranty Ltd.
Consolidated Balance Sheets
(in thousands of U.S. dollars except per share and share amounts)

	As of December 31,
	2005	2004
Assets
Fixed maturity securities, at fair value (amortized cost: $2,082,363 in 2005 and $1,873,450 in 2004)	$2,133,997	$1,965,051
Short-term investments, at cost which approximates fair value	115,826	175,837
Total investments	2,249,823	2,140,888
Cash and cash equivalents	6,190	16,978
Accrued investment income	22,676	21,924
Deferred acquisition costs	193,442	186,354
Prepaid reinsurance premiums	12,478	15,204
Reinsurance recoverable on ceded losses	12,350	120,220
Premiums receivable	33,011	40,819
Goodwill	85,417	85,417
Unrealized gains on derivative financial instruments	40,385	43,901
Current income taxes receivable	3,005	4,564
Other assets	17,694	17,742
Total assets	$2,676,471	$2,694,011
Liabilities and shareholders’ equity
Liabilities
Unearned premium reserves	$537,149	$521,271
Reserves for losses and loss adjustment expenses	121,219	226,503
Profit commissions payable	52,993	61,671
Reinsurance balances payable	3,724	25,112
Deferred income taxes	26,629	40,053
Funds held by Company under reinsurance contracts	19,186	50,768
Long-term debt	197,344	197,356
Other liabilities	56,714	43,665
Total liabilities	1,014,958	1,166,399
Commitments and contingencies
Shareholders’ equity
Common stock ($0.01 par value, 500,000,000 shares authorized; 74,761,577 and 75,678,792 shares issued and outstanding in 2005 and 2004)	748	757
Treasury stock held in trust, at cost (436,000 shares outstanding in 2004)	—	(7,850)
Additional paid-in capital	881,998	894,219
Unearned stock grant compensation	(14,756)	(6,729)
Retained earnings	747,691	568,255
Accumulated other comprehensive income	45,832	78,960
Total shareholders’ equity	1,661,513	1,527,612
Total liabilities and shareholders’ equity	$2,676,471	$2,694,011

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Consolidated Statements of Operations and Comprehensive Income
(in thousands of U.S. dollars except per share amounts)

	For the Years Ended December 31,
	2005	2004	2003
Revenues
Gross written premiums	$252,100	$190,871	$349,236
Ceded premiums	(34,778)	(111,301)	142,236
Net written premiums	217,322	79,570	491,472
(Increase) decrease in net unearned premium reserves	(18,596)	108,294	(180,611)
Net earned premiums	198,726	187,864	310,861
Net investment income	96,836	94,782	96,274
Net realized investment gains	2,248	11,989	5,483
Unrealized (losses) gains on derivative financial instruments	(3,516)	52,460	98,449
Other income	240	820	1,219
Total revenues	294,534	347,915	512,286
Expenses
Loss and loss adjustment expenses	(69,564)	(31,979)	144,610
Profit commission expense	12,909	15,541	9,835
Acquisition costs	45,302	50,864	64,900
Other operating expenses	59,015	67,789	41,026
Interest expense	13,520	10,735	5,738
Other expense	3,731	1,645	—
Total expenses	64,913	114,595	266,109
Income before provision for income taxes	229,621	233,320	246,177
Provision (benefit) for income taxes
Current	45,477	16,106	18,873
Deferred	(4,304)	34,426	12,782
Total provision for income taxes	41,173	50,532	31,655
Net income	188,448	182,788	214,522
Other comprehensive loss, net of taxes
Unrealized holding losses on fixed maturity securities arising during the year	(30,895)	(6,760)	(3,922)
Reclassification adjustment for realized gains included in net income	(1,815)	(7,775)	(3,849)
Change in net unrealized gains on fixed maturity securities	(32,710)	(14,535)	(7,771)
Cash flow hedge	(418)	12,310	—
Other comprehensive loss, net of tax	(33,128)	(2,225)	(7,771)
Comprehensive income	$155,320	$180,563	$206,751
Earnings per share:
Basic	$2.55	$2.44	$2.86
Diluted	$2.53	$2.44	$2.86
Dividends per share	$0.12	$0.06	$—

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Consolidated Statements of Shareholders’ Equity
For the years ended December 31, 2005, 2004 and 2003
(in thousands of U.S. dollars)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Unearned Stock Grant Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, January 1, 2003	$16,403	$—	$946,092	$(4,718)	$210,503	$88,956	$1,257,236
Net income	—	—	—	—	214,522	—	214,522
Dividends	—	—	—	—	(35,000)	—	(35,000)
Capital contribution	—	—	3,728	—	—	—	3,728
Tax benefit for options exercised	—	—	5,670	—	—	—	5,670
Unrealized loss on fixed maturity securities, net of tax of $(144)	—	—	—	—	—	(7,771)	(7,771)
Unearned stock grant compensation, net	—	—	—	(761)	—	—	(761)
Balance, December 31, 2003	$16,403	$—	$955,490	$(5,479)	$390,025	$81,185	$1,437,624
Net income	—	—	—	—	182,788	—	182,788
Dividends ($0.06 per share)	—	—	—	—	(4,558)	—	(4,558)
Common stock issuance	750	—	—	—	—	—	750
Restricted stock issuance, net	10	—	17,863	—	—	—	17,873
Recapitalization due to IPO	(16,403)	—	16,403	—	—	—	—
Common stock repurchases	(3)	—	(5,983)	—	—	—	(5,986)
Return of capital	—	—	(202,000)	—	—	—	(202,000)
Capital contribution	—	—	78,892	—	—	—	78,892
Tax benefit for options exercised	—	—	5,430	—	—	—	5,430
Tax basis step-up adjustment	—	—	28,124	—	—	—	28,124
Cash flow hedge, net of tax of $6,629	—	—	—	—	—	12,310	12,310
Unrealized loss on fixed maturity securities, net of tax of $(7,134)	—	—	—	—	—	(14,535)	(14,535)
Common stock held in trust	—	(7,850)	—	7,850	—	—	—
Unearned stock grant compensation, net	—	—	—	(9,100)	—	—	(9,100)
Balance, December 31, 2004	$757	$(7,850)	$894,219	$(6,729)	$568,255	$78,960	$1,527,612
Net income	—	—	—	—	188,448	—	188,448
Dividends ($0.12 per share)	—	—	—	—	(9,012)	—	(9,012)
Restricted stock issuance, net	3	—	6,593	—	—	—	6,596
Common stock repurchases	(10)	—	(19,004)	—	—	—	(19,014)
Share activity under option and incentive plans, net	(2)	—	(3,874)	—	—	—	(3,876)
Tax benefit for options exercised	—	—	4,064	—	—	—	4,064
Cash flow hedge, net of tax of $(225)	—	—	—	—	—	(418)	(418)
Unrealized loss on fixed maturity securities, net of tax of $(9,107)	—	—	—	—	—	(32,710)	(32,710)
Vesting of common stock held in trust	—	7,850	—	(7,850)	—	—	—
Unearned stock grant compensation, net	—	—	—	(177)	—	—	(177)
Balance, December 31, 2005	$748	$—	$881,998	$(14,756)	$747,691	$45,832	$1,661,513

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Consolidated Statements of Cash Flows
(in thousands of U.S. dollars)

	For the Years Ended December 31,
	2005	2004	2003
Operating activities
Net income	$188,448	$182,788	$214,522
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Non-cash interest and operating expenses	7,062	10,629	8,426
Net amortization of premium on fixed maturity securities	7,026	8,825	9,119
Goodwill impairment	—	1,645	—
(Benefit) provision for deferred income taxes	(4,304)	34,426	12,782
Net realized investment gains	(2,248)	(11,989)	(5,483)
Change in unrealized losses (gains) on derivative financial instruments	3,516	(52,460)	(98,449)
Change in deferred acquisition costs	(7,088)	(7,690)	(21,374)
Change in accrued investment income	(752)	1,124	(1,728)
Change in premiums receivable	7,808	23,166	(3,538)
Change in due from affiliate	—	115,000	(115,000)
Change in prepaid reinsurance premiums	2,726	(4,230)	168,523
Change in unearned premium reserves	15,878	(104,064)	12,088
Change in reserves for losses and loss adjustment expenses, net	(18,802)	(266,863)	40,424
Change in profit commissions payable	(8,678)	(8,311)	(24,595)
Change in value of reinsurance business assumed	—	14,226	6,096
Change in funds held by Company under reinsurance contracts	(31,582)	41,133	(17,438)
Change in current income taxes	1,559	(1,975)	190
Other	15,238	(19,959)	15,465
Net cash flows provided by (used in) operating activities	175,807	(44,579)	200,030
Investing activities
Fixed maturity securities:
Purchases	(956,803)	(773,645)	(902,935)
Sales	728,566	780,310	619,587
Maturities	14,675	15,657	127,532
Sales (purchases) of short-term investments, net	60,011	(39,840)	6,829
Net proceeds from sale of subsidiary	—	39,784	—
Other	—	—	3,690
Net cash flows (used in) provided by investing activities	(153,551)	22,266	(145,297)
Financing activities
Repurchases of common stock	(19,014)	(5,986)	—
Dividends paid	(9,012)	(4,558)	(35,000)
Proceeds from employee stock purchase plan	356	—	—
Share activity under option and incentive plans	(4,267)	—	—
Net proceeds from issuance of senior notes	—	197,300	—
Repayment of note payable	—	(200,000)	—
Proceeds from cash flow hedge	—	19,338	—
Net cash flows (used in) provided by financing activities	(31,937)	6,094	(35,000)
Effect of exchange rate changes	(1,107)	832	3,187
(Decrease) increase in cash and cash equivalents	(10,788)	(15,387)	22,920
Cash and cash equivalents at beginning of year	16,978	32,365	9,445
Cash and cash equivalents at end of year	$6,190	$16,978	$32,365

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

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

The Company has participated in several lines of business that are reflected in its historical financial statements but that the Company exited in connection with the IPO, including equity layer credit protection, trade credit reinsurance, title reinsurance, life, accident and health (“LA&H”) and auto residual value reinsurance. These lines of business make up the Company’s other segment.

2.    Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Amounts presented prior to April 28, 2004, the IPO date, were prepared on an historical combined basis, since Assured Guaranty Ltd. and its subsidiaries were included in the results of ACE. However, since the entities are the same for all periods presented, the financial statements have been prepared and reported on a consolidated basis. This presentation has no impact on the Company’s results of operations or financial condition. Certain expenses reflected in the combined financial statements include allocations of corporate expenses incurred by ACE, related to general and administrative services provided to the Company, including tax consulting and preparation services, internal audit services and liquidity facility costs. These expenses were allocated based on estimates of the cost incurred by ACE to provide these services to the Company and are mainly reflected in 2003. All intercompany accounts and transactions have been eliminated. Certain items in the prior year financial statements have been reclassified to conform with the current year presentation.

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

Due to the customary lag (ranging from 30 to 90 days) in reporting premium data by some of the ceding companies, the Company must estimate the ultimate written and earned premiums to be received from a ceding company as of each balance sheet date for the reinsurance business. Actual written premiums reported in the consolidated statements of operations and comprehensive income are based upon reports received by ceding companies supplemented by the Company’s own estimates of premium for which ceding company reports have not yet been received. Differences between such estimates and actual amounts are recorded in the period in which the actual amounts are determined.

Investments

The Company accounts for its investments in fixed maturity securities in accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“FAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”). Management determines the appropriate classification of securities at the time of purchase. As of December 31, 2005 and 2004, all investments in fixed maturity securities were designated as available-for-sale and are carried at fair value with a corresponding adjustment to accumulated other comprehensive income. The fair values of all the Company’s investments are calculated from independent market quotations.

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

Realized gains and losses on sales of investments are determined using the specific identification method. Unrealized gains and losses on investments, net of applicable deferred income taxes, are included in accumulated other comprehensive income in shareholders’ equity. The Company has a formal review process for all securities in its investment portfolio, including a review for impairment losses. Factors considered when assessing impairment include:

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

If the Company believes a decline in the value of a particular investment is temporary, the decline is recorded as an unrealized loss on the balance sheet in accumulated other comprehensive income in shareholders’ equity. If the Company believe the decline is “other than temporary,” the Company will write down the carrying value of the investment and record a realized loss in its consolidated statements of operations and comprehensive income. The Company’s assessment of a decline in value includes management’s current assessment of the factors noted above. The Company also seeks advice from its outside investment managers. If the Company’s assessment changes in the future, the Company may ultimately record a loss after having originally concluded that the decline in value was temporary.

Short-term investments are recorded at cost, which approximates fair value. Short-term investments are those with original maturities of greater than three months but less than one year from date of purchase.

Cash and Cash Equivalents

The Company classifies demand deposits as cash. Cash equivalents are short-term, highly liquid investments with original maturities of three months or less.

Deferred Acquisition Costs

Acquisition costs incurred, other than those associated with credit derivative products, that vary with and are directly related to the production of new business are deferred and amortized in relation to net earned premiums. These costs include direct and indirect expenses such as commissions, brokerage expenses and costs of underwriting and marketing personnel. The Company’s management uses judgment in determining what types of costs should be deferred, as well as what percentage of these costs should be deferred. The Company periodically conducts a study to determine which operating costs vary with, and are directly related to, the acquisition of new business and therefore qualify for deferral. Ceding commissions received on premiums ceded to other reinsurers reduce acquisition costs. Anticipated losses, loss adjustment expenses and the remaining costs of servicing the insured or reinsured business are considered in determining the recoverability of acquisition costs. Acquisition costs associated with credit derivative products are expensed as incurred. When an insured issue is retired early, is called by the issuer, or is in substance paid in advance through a refunding accomplished by placing U.S. Government securities in escrow, as discussed above in the Premium Revenue Recognition section, the related deferred acquisition cost is expensed at that time.

Reserves for Losses and Loss Adjustment Expenses

Reserves for losses and loss adjustment expenses for non-derivative transactions in the Company’s financial guaranty direct, financial guaranty assumed reinsurance and mortgage guaranty business include case reserves and portfolio reserves. See Note 4. Derivatives, for more information on the Company’s derivative transactions. Case reserves are established when there is significant credit deterioration on specific insured obligations and the obligations are in default or default is probable, not necessarily upon non-payment of principal or interest by an insured. Case reserves represent the present value of expected future loss payments and loss adjustment expenses (“LAE”), net of estimated recoveries, but before considering ceded reinsurance. This reserving method is different from case reserves established by traditional property and casualty insurance companies, which establish case reserves upon notification of a claim and establish incurred but not reported (“IBNR”) reserves for the difference between actuarially estimated ultimate losses and recorded case reserves. Financial guaranty insurance and assumed reinsurance case reserves and related salvage and subrogation, if any, are discounted at 6%, which is the approximate taxable equivalent yield on the Company’s investment portfolio in all periods presented.

The Company records portfolio reserves in its financial guaranty direct, financial guaranty assumed reinsurance and mortgage guaranty business. Portfolio reserves are established with respect to the portion of the Company’s business for which case reserves have not been established. Portfolio reserves are not established for quota share mortgage insurance contract types, all of which are in run-off, rather IBNR reserves have been established for these contracts.

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

Portfolio reserves are recorded gross of reinsurance. To date the Company’s reinsurance programs have been made up of excess of loss contracts. The Company has not ceded any amounts under these contracts, as the Company’s recorded portfolio reserves have not exceeded its contractual retentions.

The Company records an incurred loss that is reflected in the statement of operations upon the establishment of portfolio reserves. When the Company initially records a case reserve, the Company reclassifies the corresponding portfolio reserve already recorded for that credit within the balance sheet. The difference between the initially recorded case reserve and the reclassified portfolio reserve is recorded as a charge in the Company’s statement of operations. It would be a remote occurrence when the case reserve is not greater than the reclassified portfolio reserve. Any subsequent change in portfolio reserves or the initial case reserves are recorded quarterly as a charge or credit in the Company’s statement of operations in the period such estimates change. Due to the inherent uncertainties of estimating loss and LAE reserves, actual experience may differ from the estimates reflected in the Company’s consolidated financial statements, and the differences may be material.

The Company also records IBNR reserves for its mortgage guaranty and other segments. IBNR is an estimate of losses for which the insured event has occurred but the claim has not yet been reported to the Company. In establishing IBNR, the Company uses traditional actuarial methods to estimate the reporting lag of such claims based on historical experience, claim reviews and information reported by ceding companies. The Company records IBNR for mortgage guaranty quota-share reinsurance contracts, all of which are in run-off, within its mortgage guaranty segment. The Company also records IBNR for title reinsurance, auto residual value reinsurance and trade credit reinsurance within its other segment. The other segment represents lines of business the Company has exited or sold prior to the IPO.

For all other mortgage guaranty transactions the Company records portfolio reserves in a manner consistent with its financial guaranty business. While other mortgage guaranty insurance companies do not record portfolio reserves, rather just case and IBNR reserves, the Company records portfolio reserves because the Company writes business on an excess of loss basis, while other industry participants write quota share or first layer loss business. The Company manages and underwrites this business in the same manner as its financial guaranty insurance and reinsurance business because they have similar characteristics as insured obligations of mortgage-backed securities.

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

The Company believes the guidance of FAS 60 does not expressly address the distinctive characteristics of financial guaranty insurance, so the Company also applies the analogous guidance of Emerging Issues Task Force (“EITF”) Issue No. 85-20, “Recognition of Fees for Guaranteeing a Loan” (“EITF 85-20”), which provides guidance relating to the recognition of fees for guaranteeing a loan, which has similarities to financial guaranty insurance contracts. Under the guidance in EITF 85-20, the guarantor should assess the probability of loss on an ongoing basis to determine if a liability should be recognized under FAS No. 5, “Accounting for Contingencies” (“FAS 5”). FAS 5 requires that a loss be recognized where it is probable that one or more future events will occur confirming that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated.

The Company is aware that there are certain differences regarding the measurement of portfolio loss liabilities among companies in the financial guaranty industry. In January and February 2005, the Securities and Exchange Commission (“SEC”) staff had discussions concerning these differences with a number of industry participants. Based on these discussions, in June 2005, the FASB staff decided additional guidance is necessary regarding financial guaranty contracts. When the FASB staff reaches a conclusion on this issue, which is expected during the first half of 2006, the Company and the rest of the financial guaranty industry may be required to change some aspects of their loss reserving policies, but the Company cannot currently assess how the FASB or SEC staffs’ ultimate resolution of this issue will impact the Company’s reserving policy or other balances, i.e., premiums and DAC. Until the issue is resolved, the Company intends to continue to apply its existing policy with respect to the establishment of both case and portfolio reserves.

Profit Commissions

Under the terms of certain of the Company’s reinsurance contracts, the Company is obligated to pay the ceding company at predetermined future dates a contingent commission based upon a specified percentage of the net underwriting profits. The Company’s liability for the present value of expected future payments, using a 5% discount rate for 2005 and 2004, is shown on the balance sheet under the caption, “Profit commissions payable”. The unamortized discount on this liability was $1.4 million and $2.4 million as of December 31, 2005 and 2004, respectively.

Reinsurance

In the ordinary course of business, the Company’s insurance subsidiaries assume and retrocede business with other insurance and reinsurance companies. These agreements provide greater diversification of business and may minimize the net potential loss from large risks. Retrocessional contracts do not relieve the Company of its obligation to the reinsured. Reinsurance recoverable on ceded losses includes balances due from reinsurance companies for paid and unpaid losses and LAE that will be recovered from reinsurers, based on contracts in force, and is presented net of any provision for estimated uncollectible reinsurance. Any change in the provision for uncollectible reinsurance is included in loss and loss adjustment expenses. Prepaid reinsurance premiums represent the portion of premiums ceded to reinsurers relating to the unexpired terms of the reinsurance contracts in force.

Certain of the Company’s assumed and ceded reinsurance contracts are funds held arrangements. In a funds held arrangement, the ceding company retains the premiums instead of paying them to the reinsurer and losses are offset against these funds in an experience account. Because the reinsurer is not in receipt of the funds, the reinsurer earns interest on the experience account balance at a predetermined credited rate of interest. The Company generally earns interest at fixed rates of between 4% and 6% on its assumed funds held arrangements and generally pays interest at fixed rates of between 4% and 6% on its ceded funds held arrangements. The interest earned or credited on funds held arrangements is included in net investment income. In addition, interest on funds held arrangements will continue to be earned or credited until the experience account is fully depleted, which can extend many years beyond the expiration of the coverage period.

Goodwill

Goodwill is evaluated for impairment at least annually in accordance with FAS No. 142, “Goodwill and Other Intangible Assets”. In the year ended December 31, 2004 the Company recognized a goodwill impairment of $1.6 million for the trade credit business which the Company exited as part of its IPO strategy. No such impairment was recognized in the years ended December 31, 2005 or 2003. See Note 5. Goodwill, for more information.

Income Taxes

Certain of the Company’s subsidiaries are subject to U.S. income tax. In accordance with FAS No. 109, “Accounting for Income Taxes”, deferred income taxes are provided for with respect to the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities, using enacted rates in effect for the year in which the differences are expected to reverse. Such temporary differences relate principally to deferred acquisition costs, reserves for losses and LAE, unearned premium reserves, unrealized gains and losses on investments, unrealized gains and losses on derivative financial instruments and statutory contingency reserves. A valuation allowance is recorded to reduce the deferred tax asset to that amount that is more likely than not to be realized.

Earnings Per Share

Basic earnings per share is calculated using the weighted-average number of common shares outstanding during the year. For 2005 and 2004 this is calculated using the shares issued upon the formation of the Company, adjusted for shares issued or reacquired during the year. For 2003 the basic shares outstanding were assumed to be the common shares outstanding immediately prior to the IPO. All potentially dilutive securities, including unvested restricted stock and stock options are excluded from the basic earnings per share calculation. In calculating diluted earnings per share, the shares issued are increased to include all potentially dilutive securities. Basic and diluted earnings per share are calculated by dividing net income by the applicable number of shares as described above. See Note 20. Earnings Per Share, for more information.

Stock Based Compensation

The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. No compensation expense for options is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. Pro forma information regarding net income and earnings per share is required by FAS No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”).  Effective January 1, 2006, the Company will begin recognizing compensation expense, using the modified-prospective transition method, for options and its employee stock purchase plan in accordance with FAS No. 123 (revised), “Share-Based Payment” (“FAS 123R”). See Note 3. Recent Accounting Pronouncements, for more information.

For restricted stock awards, the Company records the market value of the shares awarded at the time of the grant as unearned stock grant compensation and includes it as a separate component of shareholders’ equity. The unearned stock grant compensation is amortized into income ratably over the vesting period.  Upon adoption of FAS 123R, the unearned stock grant compensation will be netted against additional paid-in capital. This change effects presentation only and has no effect on the Company’s financial position or results of operations.

The following table outlines the Company’s net income, basic and diluted earnings per share for the years ended December 31, 2005 and 2004, had the compensation expense been determined in accordance with the fair value method recommended in FAS 123.

	2005	2004
	(in thousands of U.S. dollars, except per share amounts)
Net income as reported	$188,448	$182,788
Add: Stock-based compensation expense due to accelerated vesting of ACE awards included in reported net income, net of income tax	—	9,652
Add: Stock-based compensation expense included in reported net income, net of income tax	5,618	3,310
Deduct: Compensation expense, net of income tax	(9,349)	(15,184)
Pro forma net income	$184,717	$180,566
Basic Earnings Per Share:
As reported	$2.55	$2.44
Pro forma	$2.50	$2.41
Diluted Earnings Per Share:
As reported	$2.53	$2.44
Pro forma	$2.48	$2.41

Since the Company was a subsidiary of ACE during 2003, management has determined that disclosing amounts related to that period would not be meaningful, as the compensation expense determined under FAS 123 would be based on ACE’s ordinary share price. The amount of stock-based compensation expense included in reported net income, net of income tax, was $2.0 million for the year ended December 31, 2003.

The fair value of options issued is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants in 2005 and 2004:

	2005	2004
Dividend yield	0.7%	0.7%
Expected volatility	20.80%	17.03%
Risk free interest rate	4.1%	4.4%
Expected life	5 years	5 years
Turnover rate	6.0%	6.0%

3.   Recent Accounting Pronouncements

In December 2004, the FASB issued FAS 123R. FAS 123R is effective January 1, 2006 and replaces FAS 123 and supersedes APB  25. As permitted by FAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation expense for employee stock options, or its employee stock purchase plan. Accordingly, the adoption of FAS 123R’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on its overall financial position. At December 31, 2005, unamortized compensation expense related to outstanding unvested options, as determined in accordance with FAS 123, that the Company expects to record during fiscal 2006 was approximately $2.0 million, before income taxes. The total impact of adoption of FAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted and shares purchased by employees under the employee stock purchase plan in the future. However, had the Company adopted FAS 123R in prior periods, the impact of that standard would have approximated the impact of FAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to the Company’s consolidated financial statements. FAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $4.1 million, $5.4 million and $5.7 million in 2005, 2004 and 2003, respectively.

During 2005, FASB Staff Position (“FSP”) FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” was issued to replace the guidance set forth in paragraphs 10-18 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairments and its Application to Certain Investments” (“EITF 03-1”), with references to existing other than temporary impairment guidance. FSP FAS 115-1 is to be applied prospectively from its effective date for periods beginning after December 15, 2005. The disclosure requirements of EITF 03-1 remain in effect and are included in Note 9. Investments. This pronouncement will not materially effect the Company’s results of operations or financial position.

4.   Derivatives

Certain products (principally credit protection oriented) issued by the Company have been deemed to meet the definition of a derivative under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and FAS No. 149,”Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“FAS 149”). These products consist primarily of credit derivatives. In addition, the Company issued a few index-based derivative financial instruments prior to 2004. FAS 133 and FAS 149 establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. FAS 133 and FAS 149 require that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheets and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value, cash flow or foreign currency hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company had no derivatives that were designated as hedges, except as described in Note 17. Long Term Debt, during 2005, 2004 and 2003. The Company uses derivative instruments primarily to offer credit protection to others. The Company records these transactions at fair value. Where available, the Company uses quoted market prices to fair value these insured credit derivatives. If quoted prices are not available, particularly for senior layer collateralized debt obligations (“CDO”) and equity layer credit protection, the fair value is estimated using valuation models for each type of credit protection. These models may be developed by third parties, such as rating agency models, or may be developed internally, depending on the circumstances. These models and the related assumptions are continually reevaluated by management and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely market information. The fair value of derivative financial instruments reflects the estimated cost to the Company to purchase protection on its outstanding exposures and is not an estimate of expected losses incurred. Due to the inherent uncertainties of the assumptions used in the valuation models to determine the fair value of these derivative products, actual experience may differ from the estimates reflected in the Company’s consolidated financial statements, and the differences may be material.

The Company records premiums received from the issuance of derivative instruments in gross written premiums and establishes unearned premium reserves and loss reserves. These loss reserves represent the Company’s best estimate of the probable losses expected under these contracts and are calculated in the same manner as the Company’s financial guaranty business. See Note 2. Significant Accounting Policies,

Reserves for Losses and Loss Adjustment Expenses, for more information. Unrealized gains and losses on derivative financial instruments are computed as the difference between fair value and the total of the unearned premium reserves, losses and LAE reserve, premiums receivable, prepaid reinsurance premiums and reinsurance recoverable on ceded losses. Changes in unrealized gains and losses on derivative financial instruments are reflected in the consolidated statements of operations and comprehensive income. Cumulative unrealized gains are reflected as assets in the Company’s balance sheets. Unrealized gains and losses resulting from changes in the fair value of derivatives occur because of changes in interest rates, credit spreads, recovery rates, the credit ratings of the referenced entities and other market factors. In the event that the Company terminates a derivative contact prior to maturity as a result of a decision to exit a line of business or for risk management purposes, the unrealized gain or loss will be realized through premiums earned and losses incurred.

The Company recorded a pretax net unrealized loss on derivative financial instruments of $3.5 million for the year ended December 31, 2005, a pretax net unrealized gain on derivative financial instruments of $52.5 million for the year ended December 31, 2004, and a pretax net unrealized gain on derivative financial instruments of $98.4 million for the year ended December 31, 2003.

The following table summarizes activities related to derivative financial instruments (in thousands of U.S. dollars):

	2005	2004	2003
Balance sheets as of December 31,
Assets:
Premiums receivable	$16,199	$16,455	$34,885
Prepaid reinsurance premiums	3,005	3,427	2,399
Reinsurance recoverable on ceded losses	—	—	16,937
Unrealized gains on derivative financial instruments	40,385	43,901	—
Liabilities:
Unearned premium reserves	12,548	14,050	138,531
Reserves for losses and LAE	11,045	19,005	103,921
Unrealized losses on derivative financial instruments	—	—	8,559
Net asset (liability)—fair value of derivative financial instruments	$35,996	$30,728	$(196,790)
Statements of operations for the years ended December 31,
Net written premiums	$58,207	$(35,066)	$89,759
Net earned premiums	59,287	89,189	130,514
Loss and loss adjustment expenses incurred	5,678	(16,213)	(60,075)
Unrealized (losses) gains on derivative financial instruments	(3,516)	52,460	98,449
Total impact of derivative financial instruments	$61,449	$125,436	$168,888

5.   Goodwill

Goodwill of $94.6 million arose from ACE’s acquisition of Capital Re Corporation as of December 31, 1999 and was being amortized over a period of twenty-five years. On January 1, 2002, the Company ceased amortizing goodwill as part of its adoption of FAS 142 and now evaluates it for impairment at least annually in accordance with FAS 142.

The following table details goodwill by segment as of December 31, 2005 and 2004:

	As of December 31,
	2005	2004
	(in thousands of U.S. dollars)
Financial guaranty direct	$14,748	$14,748
Financial guaranty reinsurance	70,669	70,669
Mortgage guaranty	—	—
Other	—	—
Total	$85,417	$85,417

In the year ended December 31, 2004 the Company recognized a goodwill impairment of $1.6 million in its other segment for its trade credit business which the Company exited as part of its IPO. This impairment charge is presented in the Company’s consolidated statements of operations and comprehensive income under other expense. No such impairment was recognized in the years ended December 31, 2005 and 2003.

6.   Statutory Accounting Practices

These consolidated financial statements are prepared on a GAAP basis, which differs in certain respects from accounting practices prescribed or permitted by the insurance regulatory authorities, including the Maryland Insurance Administration, the New York State Insurance Department as well as the statutory requirements of the Bermuda Monetary Authority.

The Company’s U.S. domiciled insurance companies prepare statutory financial statements in accordance with accounting practices prescribed or permitted by the National Association of Insurance Commissioners (“NAIC”) and their respective Insurance Departments. Prescribed statutory accounting practices are set forth in the NAIC Accounting Practices and Procedures Manual. There are no permitted accounting practices on a statutory basis The combined capital and statutory surplus of the Company’s U.S. domiciled insurance companies was $286.4 million and $265.8 million as of December 31, 2005 and 2004, respectively. The statutory combined net income of the Company’s U.S. domiciled insurance companies was $103.0 million, $107.5 million and $70.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Assured Guaranty Re Ltd. (“AG Re”, formerly Assured Guaranty Re International Ltd.) a Bermuda regulated Class 3 insurer and Long-Term insurer prepares its statutory financial statements in conformity with the accounting principles set forth in The Insurance Act 1978, amendments thereto and Related Regulations. The statutory capital and surplus of AG Re was $674.3 million and $601.4 million as of December 31, 2005 and 2004, respectively. The statutory net income of AG Re was $94.4 million, $39.2 million and $91.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

7.   Insurance in Force

As of December 31, 2005 and 2004, net financial guaranty par in force, including insured credit default swaps (“CDS”), was approximately $102.5 billion and $95.6 billion, respectively. The portfolio was broadly diversified by payment source, geographic location and maturity schedule, with no single risk representing more than 1.1% and 1.6% of the total net par in force as of December 31, 2005 and 2004, respectively. The composition of net par in force by bond type was as follows:

	As of December 31,
	2005	2004
	(in billions of U.S. dollars)
Public Finance:
General obligation	$12.9	$12.7
Tax-backed	10.8	10.4
Municipal utilities	10.8	10.9
Transportation	7.4	6.9
Healthcare	6.4	6.6
Investor-owned utilities	2.8	2.2
Housing	1.3	1.3
Higher education	1.2	1.0
Structured municipal	0.8	1.4
Other public finance	1.3	1.1
Total public finance	55.7	54.5
Structured Finance:
Collateralized debt obligations	23.0	17.3
Mortgage-backed and home equity	12.0	11.9
Commercial receivables	5.4	4.8
Consumer receivables	2.6	3.5
Single name corporate CDS	—	1.6
Other structured finance	3.8	2.0
Total structured finance	46.8	41.1
Total exposures	$102.5	$95.6

Maturities for public finance obligations range from 1 to 45 years, with the typical life in the 12 to 15 year range. Structured finance transactions have legal maturities that range from 1 to 40 years with a typical life of 6 to 8 years. CDS transactions are included in all structured finance categories and tax-backed and investor-owned utilities categories in public finance.

The portfolio contained exposures in each of the 50 states and abroad. The distribution of net financial guaranty par outstanding by geographic location is set forth in the following table:

	As of December 31, 2005		As of December 31, 2004
	Net par outstanding	% of Net par outstanding	Net par outstanding	% of Net par outstanding
	(in billions of U.S. dollars)
Domestic:
California	$7.3	7.1%	$7.5	7.8%
New York	5.6	5.5%	5.5	5.7%
Texas	3.4	3.3%	3.2	3.3%
Illinois	3.1	3.0%	2.9	3.0%
Florida	2.7	2.6%	2.8	2.9%
Massachusetts	2.6	2.6%	1.8	1.9%
New Jersey	2.3	2.2%	2.4	2.6%
Pennsylvania	2.2	2.2%	2.1	2.2%
Washington	2.0	1.9%	1.7	1.8%
Puerto Rico	1.6	1.6%	1.8	1.9%
Other states	18.0	17.5%	18.6	19.5%
Mortgage and structured (multiple states)	38.6	37.7%	35.1	36.7%
Total domestic exposures	89.4	87.2%	85.4	89.3%
International:
United Kingdom	7.5	7.3%	5.3	5.5%
Australia	0.9	0.9%	0.5	0.6%
Turkey	0.5	0.5%	0.2	0.2%
Ireland(1)	0.4	0.4%	—	—
Germany	0.4	0.4%	1.1	1.1%
Other	3.4	3.3%	3.1	3.3%
Total international exposures	13.1	12.8%	10.2	10.7%
Total exposures	$102.5	100.0%	$95.6	100.0%

(1)          The Company had $25.0 million net par outstanding as of 12/31/04.

The following table sets forth the net financial guaranty par outstanding by underwriting rating:

	As of December 31, 2005		As of December 31, 2004
Ratings(1)	Net par outstanding	% of Net par outstanding	Net par outstanding	% of Net par outstanding
	(in billions of U.S. dollars)
AAA	$34.5	33.7%	$29.7	31.1%
AA	20.0	19.5%	19.9	20.8%
A	30.3	29.5%	31.4	32.8%
BBB	16.4	16.0%	13.1	13.7%
Below investment grade	1.3	1.3%	1.5	1.6%
Total exposures	$102.5	100.0%	$95.6	100.0%

(1)          These ratings represent the Company’s internal assessment of the underlying credit quality of the insured obligations. The Company’s scale is comparable to that of the nationally recognized rating agencies.

As part of its financial guaranty business, the Company enters into CDS transactions whereby one party pays a periodic fee in fixed basis points on a notional amount in return for a contingent payment by the other party in the event one or more defined credit events occurs with respect to one or more third party reference securities or loans. A credit event may be a nonpayment event such as a failure to pay, bankruptcy, or restructuring, as negotiated by the parties to the CDS transaction. The total notional amount of insured CDS exposure outstanding as of December 31, 2005 and 2004 and included in the Company’s financial guaranty exposure was $27.7 billion and $23.2 billion, respectively.

As of December 31, 2005 and 2004, the Company’s net mortgage guaranty insurance in force (representing the current principal balance of all mortgage loans currently reinsured) was approximately $3.0 billion and $3.6 billion, respectively, and net risk in force was approximately $2.3 billion for both years. These amounts are not included in the above table.

8.   Premiums Earned from Refunded and Called Bonds

Premiums earned include $12.1 million, $17.4 million and $19.2 million for 2005, 2004 and 2003, respectively, related to refunded and called bonds.

9.   Investments

The following table summarizes the Company’s aggregate investment portfolio as of December 31, 2005:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands of U.S. dollars)
Fixed maturity securities
U.S. government and agencies	$332,662	$8,978	$(1,369)	$340,271
Obligations of state and political subdivisions	819,450	46,850	(1,576)	864,724
Corporate securities	127,272	6,264	(1,207)	132,329
Mortgage-backed securities	643,162	3,601	(9,208)	637,555
Asset-backed securities	141,619	128	(1,043)	140,704
Foreign government securities	18,198	303	(87)	18,414
Total fixed maturity securities	2,082,363	66,124	(14,490)	2,133,997
Short-term investments	115,826	—	—	115,826
Total investments	$2,198,189	$66,124	$(14,490)	$2,249,823

The following table summarizes the Company’s aggregate investment portfolio as of December 31, 2004:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands of U.S. dollars)
Fixed maturity securities
U.S. government and agencies	$258,699	$11,680	$(327)	$270,052
Obligations of state and political subdivisions	809,320	59,514	(716)	868,118
Corporate securities	160,577	10,513	(806)	170,284
Mortgage-backed securities	550,155	12,474	(2,168)	560,461
Asset-backed securities	76,213	1,231	(84)	77,360
Foreign government securities	18,486	318	(28)	18,776
Total fixed maturity securities	1,873,450	95,730	(4,129)	1,965,051
Short-term investments	175,837	—	—	175,837
Total investments	$2,049,287	$95,730	$(4,129)	$2,140,888

Approximately 28% and 26% of the Company’s total investment portfolio as of December 31, 2005 and 2004, respectively, was composed of mortgage-backed securities (“MBS”), including collateralized mortgage obligations and commercial mortgage-backed securities. As of December 31, 2005 and 2004, the weighted average credit quality of the Company’s entire investment portfolio was AAA and AA+, respectively.

The amortized cost and estimated fair value of available-for-sale fixed maturity securities as of December 31, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands of U.S. dollars)
Due within one year	$67,898	$67,790
Due after one year through five years	280,473	283,690
Due after five years through ten years	406,411	417,473
Due after ten years	684,419	727,489
Mortgage-backed securities	643,162	637,555
Total	$2,082,363	$2,133,997

Proceeds from the sale of available-for-sale fixed maturity securities were $728.6 million, $780.3 million and $619.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Net realized investment gains consisted of the following:

	For the Years Ended December 31,
	2005	2004	2003
	(in thousands of U.S. dollars)
Gains	$5,471	$14,296	$6,499
Losses	(3,223)	(2,307)	(964)
Other than temporary impairments	—	—	(52)
Net realized investment gains	$2,248	$11,989	$5,483

The change in net unrealized gains of available-for-sale fixed maturity securities consists of:

	For the Years Ended December 31,
	2005	2004	2003
	(in thousands of U.S. dollars)
Fixed maturity securities	$(40,580)	$(22,262)	$(7,971)
Add: Foreign exchange translation	(1,237)	593	56
Less: Deferred income tax benefit	(9,107)	(7,134)	(144)
Change in net unrealized gains on fixed maturity securities	$(32,710)	$(14,535)	$(7,771)

The following tables summarize, for all securities in an unrealized loss position as of December 31, 2005 and 2004, the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.

	As of December 31, 2005
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in millions of U.S. dollars)
U.S. government and agencies	$169.2	$(1.0)	$13.2	$(0.4)	$182.4	$(1.4)
Obligations of state and political subdivisions	115.1	(1.2)	13.1	(0.4)	128.2	(1.6)
Corporate securities	34.1	(0.6)	14.2	(0.6)	48.3	(1.2)
Mortgage backed securities	334.1	(6.3)	89.3	(2.9)	423.4	(9.2)
Asset-backed securities	121.5	(1.0)	0.4	—	121.9	(1.0)
Foreign government securities	0.7	—	2.6	(0.1)	3.3	(0.1)
Total	$774.7	$(10.1)	$132.8	$(4.4)	$907.5	$(14.5)

	As of December 31, 2004
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in millions of U.S. dollars)
U.S. government and agencies	$55.3	$(0.3)	$—	$—	$55.3	$(0.3)
Obligations of state and political subdivisions	52.4	(0.3)	19.2	(0.4)	71.6	(0.7)
Corporate securities	24.8	(0.3)	8.3	(0.5)	33.1	(0.8)
Mortgage backed securities	175.2	(1.6)	29.8	(0.6)	205.0	(2.2)
Asset-backed securities	16.0	(0.1)	—	—	16.0	(0.1)
Foreign government securities	2.6	—	—	—	2.6	—
Total	$326.3	$(2.6)	$57.3	$(1.5)	$383.6	$(4.1)

The above balances include 207 and 123 fixed maturity securities as of December 31, 2005 and 2004, respectively. The Company has considered factors such as sector credit ratings and industry analyst reports in evaluating the above securities for impairment and has concluded that these securities are not other than temporarily impaired as of December 31, 2005 and 2004.

Net investment income is derived from the following sources:

	For the Years Ended December 31,
	2005	2004	2003
	(in thousands of U.S. dollars)
Income from fixed maturity securities	$95,689	$94,246	$96,541
Income from short-term investments	3,624	2,676	2,383
Gross investment income	99,313	96,922	98,924
Less: investment expenses	(2,477)	(2,140)	(2,650)
Net investment income	$96,836	$94,782	$96,274

Under agreements with its cedants and in accordance with statutory requirements, the Company maintains fixed maturity securities in trust accounts of $552.8 million and $304.4 million as of December 31, 2005 and 2004, respectively, for the benefit of reinsured companies and for the protection of policyholders, generally in states in which the Company or its subsidiaries, as applicable, are not licensed or accredited.

As part of its insured CDS business, the Company is party to certain contractual agreements that require collateral to be posted for the benefit of either party depending on ratings of the parties to the agreement and changes in fair value relative to applicable specified thresholds of the insured swap transactions. As of December 31, 2005 and 2004, the Company posted collateral of $1.8 million and $1.9 million, respectively, for the benefit of CDS customers.

The Company is not exposed to significant concentrations of credit risk within its investment portfolio.

No material investments of the Company were non-income producing for the years ended December 31, 2005, 2004 and 2003.

10.   Reserves for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending balances of reserves for losses and LAE:

	For the Years Ended December 31,
	2005	2004	2003
	(in thousands of U.S. dollars)
Balance as of January 1	$226,503	$522,593	$458,831
Less reinsurance recoverable	(120,220)	(122,124)	(100,826)
Net balance as of January 1	106,283	400,469	358,005
Transfers to case reserves from portfolio reserves	13,747	581	725
Incurred losses and loss adjustment expenses pertaining to case and IBNR reserves:
Current year	10,609	56,666	31,072
Prior years	(76,683)	(81,259)	94,587
	(66,074)	(24,593)	125,659
Transfers to case reserves from portfolio reserves	(13,747)	(581)	(725)
Incurred losses and loss adjustment expenses pertaining to portfolio reserves	(3,490)	(7,386)	18,951
Total incurred losses and loss adjustment expenses	(69,564)	(31,979)	144,610
Loss and loss adjustment expenses paid and recovered pertaining to:
Current year	(143)	(50,623)	(30,702)
Prior years	77,340	(190,960)	(69,133)
	77,197	(241,583)	(99,835)
Value of reinsurance business assumed	—	(14,226)	(6,096)
Transfer title reserves	—	(6,620)	—
Foreign exchange (gain) loss on reserves	(5,047)	222	3,785
Net balance as of December 31	108,869	106,283	400,469
Plus reinsurance recoverable	12,350	120,220	122,124
Balance as of December 31	$121,219	$226,503	$522,593

The difference between the portfolio reserve transferred to case reserves and the ultimate case reserve recorded is included in current year incurred amounts.

The financial guaranty case basis reserves have been discounted using a rate of 6% in 2005, 2004 and 2003, resulting in a discount of $10.7 million, $18.4 million and $19.8 million, respectively.

The favorable prior year development in 2005 of $76.7 million is primarily due to $71.0 million in loss recoveries from a third party litigation settlement agreement, with two parties, relating to a reinsurance claim incurred in 1998 and 1999 as well as a $2.4 million recovery related to the equity layer credit protection business. Further contributing to the favorable prior year development is changes in credit quality and from continued runoff from maturing CDO exposures, as well as management updating its loss reserving data, as part of the Company’s normal portfolio reserve process, to include the most current rating agency default studies.

Reinsurance recoverables and loss and loss adjustment expense reserves decreased in 2005 compared with 2004 due to a quota share retrocession agreement that the Company entered into on April 28, 2004 with ACE INA Overseas Insurance Company Ltd. (“AIOIC”), a subsidiary of ACE, whereby it ceded 100% of any potential losses associated with an action filed by World Omni Financial Corp. (“World Omni”) against AG Intermediary Inc. and AGRO, subsidiaries of the Company, for a premium of $32.2 million. The matter was settled on December 15, 2005 between AIOIC and World Omni. Upon settlement, the Company released $54.2 million of reinsurance recoverables and loss and loss adjustment expense reserves, representing its entire obligation to World Omni (see Note 15. Commitments and Contingencies). Also contributing to the decreases was $53.3 million of released reinsurance recoverables and loss and loss adjustment expense reserves, due to the run-off and novation of our trade credit business, which is included in our other segment.

In 2004 the favorable prior year development of $81.3 million is primarily related to the reduction of loss reserves associated with the exiting of certain lines of business in connection with the IPO.

The prior year development in 2003 of $94.6 million is due in part to an increase of $25.0 million in case activity on the structured finance line of business due to credit deterioration in collateralized debt obligations assumed through reinsurance treaties. In addition, prior year development includes an increase in the case reserve on the World Omni transaction discussed earlier.

Losses and loss adjustment expenses (received) paid, net of recoveries, were $(77.2) million, $241.6 million and $99.8 million, respectively, for the years ended December 31, 2005, 2004 and 2003. The loss recovery of $ 77.2 million in 2005 is primarily due to $71.0 million in loss recoveries from a third party litigation settlement agreement, with two parties, relating to a reinsurance claim incurred in 1998 and 1999 as well as a $2.4 million recovery related to the equity layer credit protection business, mentioned above. Of the total net loss payments in 2004 and 2003, $56.2 million and $77.1 million, respectively, related to equity layer CDO losses paid in those years. No amounts were paid in 2005 relating to equity layer CDO losses.

11.   Income Taxes

The Company and its Bermuda Subsidiaries are not subject to any income, withholding or capital gains taxes under current Bermuda law. The Company has received an assurance from the Minister of Finance in Bermuda that, in the event of any taxes being imposed, the Company and its Bermuda Subsidiaries will be exempt from taxation in Bermuda until March 28, 2016.

The Company’s U.S. subsidiaries are subject to income taxes imposed by U.S. authorities and file U.S. tax returns.

In connection with the IPO, the Company and ACE Financial Services Inc. (“AFS”), a subsidiary of ACE, entered into a tax allocation agreement, whereby the Company and AFS made a  “Section 338 (h)(10)” election that had the effect of increasing the tax basis of certain affected subsidiaries tangible and intangible assets to fair value. Future tax benefits that the Company derives from the election will be payable to AFS when realized by the Company.

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

The Company initially recorded a $49.0 million reduction of its existing deferred tax liability, based on an estimate of the ultimate resolution of the Section 338(h)(10) election. Under the tax allocation agreement, the Company estimated that as of the IPO date, it would pay $20.9 million to AFS and accordingly has established this amount as a liability.  The initial difference, which is attributable to the change in the tax basis of certain liabilities for which there is no associated step-up in the tax basis of its assets and no amounts due to AFS, resulted in an increase to additional paid-in capital of $28.1 million. During 2005, the Company paid AFS $0.8 million, reducing the liability to $20.1 million, which is included in other liabilities on the balance sheet.

Prior to the IPO in April 2004, Assured Guaranty US Holdings Inc. (“AGUS”), Assured Guaranty Corp. (“AGC”), Assured Value Insurance Company (“AVIC”), AG Financial Products Inc. (“AGFP”) and AFP Transferor Inc. (“AFP”) had historically filed their U.S. income tax returns in the consolidated U.S. tax return of its former shareholder. For periods after April 2004, AGUS and its subsidiaries, AGC,

AVIC, AGFP and AFP file a consolidated federal income tax return. Assured Guaranty Overseas US Holdings Inc. (“AGOUS”) and its subsidiaries, AGRO, Assured Guaranty Mortgage Insurance Company (“AGMIC”), ACE Capital Title Reinsurance (for the period ending April 15, 2004) and Assured Guaranty Inc., have historically filed a consolidated federal income tax return. AGRO, a Bermuda domiciled company, has elected under Section 953(d) of the Internal Revenue Code to be taxed as a U.S. domestic corporation. Each company, as a member of its respective consolidated tax return group, has paid its proportionate share of the consolidated federal tax burden for its group as if each company filed on a separate return basis with current period credit for net losses.

The following table provides the Company’s income tax provision and effective tax rates:

	For the Years Ended December 31,
	2005	2004	2003
	(in thousands of U.S. dollars)
Current tax expense	$45,477	$16,106	$18,873
Deferred tax (benefit) expense	(4,304)	34,426	12,782
Provision for income taxes	$41,173	$50,532	$31,655
Effective tax rate	17.9%	21.7%	12.9%

Reconciliation of the difference between the provision for income taxes and the expected tax provision at statutory rates in taxable jurisdictions was as follows:

	For the Years Ended December 31,
	2005	2004	2003
	(in thousands of U.S. dollars)
Expected tax provision at statutory rates in taxable jurisdictions	$52,390	$62,448	$41,945
Tax-exempt interest	(11,570)	(11,194)	(10,319)
Other	353	(722)	29
Total provision for income taxes	$41,173	$50,532	$31,655

The deferred income tax liability reflects the tax effect of the following temporary differences:

	As of December 31,
	2005	2004
	(in thousands of U.S. dollars)
Deferred tax assets:
Reserves for losses and loss adjustment expenses	$18,533	$24,705
Tax and loss bonds	15,434	18,134
Net operating loss carry forward	20,900	35,556
Alternative minimum tax credit	1,811	3,334
Tax basis step-up	13,287	15,501
Other	4,056	1,946
Total deferred income tax assets	74,021	99,176
Deferred tax liabilities:
Unrealized gains on derivative financial instruments	11,243	11,312
Deferred acquisition costs	26,813	51,376
Unearned premium reserves	11,155	13,313
Contingency reserves	15,031	19,399
Unrealized appreciation on investments	18,219	25,614
Other	11,189	11,215
Total deferred income tax liabilities	93,650	132,229
Valuation allowance	7,000	7,000
Net deferred income tax liability	$26,629	$40,053

As of December 31, 2005, AGRO had a standalone net operating loss carry-forward of $59.2 million, which is available to offset future U.S. federal taxable income through 2023. As a Section 953(d) company, any standalone net operating losses of AGRO are treated as dual consolidation losses and are not permitted to offset income of any other members of the consolidated group. Management believes it is more likely than not that $20.0 million of AGRO’s $59.2 million net operating loss will not be utilized before it expires and has established a $7.0 million valuation allowance related to the net operating loss carry-forward deferred tax asset. This valuation allowance is reviewed quarterly.

12. Impact of Reinsurance Transactions

To limit its exposure on assumed risks, at the time of the IPO, the Company entered into certain proportional and non-proportional retrocessional agreements with other insurance companies, primarily ACE subsidiaries, to cede a portion of the risk underwritten by the Company. In addition, the Company enters into reinsurance agreements with non-affiliated companies to limit its exposure to risk on an on-going basis.

In the event that any or all of the reinsurers are unable to meet their obligations, the Company would be liable for such defaulted amounts. Direct, assumed, and ceded amounts were as follows:

	For the Years Ended December 31,
	2005	2004	2003
	(in thousands of U.S. dollars)
Premiums Written
Direct	$96,181	$(21,561)	$94,092
Assumed	155,919	212,432	255,144
Ceded	(34,778)	(111,301)	142,236
Net	$217,322	$79,570	$491,472
Premiums Earned
Direct	$77,332	$96,262	$133,859
Assumed	158,907	198,673	203,288
Ceded	(37,513)	(107,071)	(26,286)
Net	$198,726	$187,864	$310,861
Loss and loss adjustment expenses
Direct	$(4,547)	$37,971	$63,465
Assumed	(132,491)	22,515	116,012
Ceded	67,474	(92,465)	(34,867)
Net	$(69,564)	$(31,979)	$144,610

The following table presents the affiliated and third party reinsurance recoverable balances on ceded losses and provides Standard & Poors (“S&P”) ratings for individual reinsurers:

	As of December 31,
	2005	2004	S&P Rating
	(in thousands of U.S. dollars)
ACE American	$12,266	$65,645	A+
ACE INA Overseas Ins. Co.	—	32,200	N/R
Other non affiliated(1)	84	22,375	BBB
Reinsurance recoverable on ceded loss and LAE	$12,350	$120,220

N/R= This reinsurer is not rated by S&P.

(1)          The 2004 amount is 100% guaranteed by ACE INA Overseas Ins. Co.

Agreement with Financial Security Assurance Inc.

During Second Quarter 2005, AGC and AG Re, two of the Company’s subsidiaries, entered into a reinsurance agreement with Financial Security Assurance Inc. (“FSA”) pursuant to which substantially all of FSA’s financial guaranty risks previously ceded to AGC (the “Ceded Business”) were assumed by AG Re. This agreement is effective as of January 1, 2005. In connection with the transaction, AGC transferred liabilities of $169.0 million, consisting primarily of unearned premium reserves. All profit and loss related items associated with this transfer were eliminated in consolidation, with the exception of profit commission expense, certain other operating expenses, and provision for income taxes. Since this transaction transferred unearned premium reserve from AGC, a U.S. tax paying entity, to AG Re, a non-U.S. tax paying entity, the Company released a deferred tax liability related to differences between the book and tax carrying amounts of unearned premium reserves which resulted in a tax benefit. The total impact of all these items increased 2005 net income $3.7 million. FSA has released AGC from all liabilities with respect to the Ceded Business. AG Re has assumed substantially all of AGC’s liabilities with respect to the Ceded Business. FSA may receive a profit commission on the Ceded Business based on its future performance.

FSA has also reassumed from AG Re approximately $12.0 million of unearned premium reserves, net of ceding commissions, of healthcare related business with an approximate par value of $820.0 million.

13. Insurance Regulations

AGC is a Maryland domiciled insurance company and a subsidiary of the Company. Under Maryland’s 1993 revised insurance law, the amount of surplus available for distribution as dividends is subject to certain statutory provisions, which generally prohibit the payment of dividends in any twelve-month period in an aggregate amount exceeding the lesser of 10% of surplus or net investment income (at the preceding December 31) without prior approval of the Maryland Commissioner of Insurance. The amount available for distribution from the Company during 2006 with notice to, but without prior approval of, the Maryland Commissioner of Insurance under the Maryland insurance law is approximately $25.6 million. During the year ended December 31, 2005, AGC declared and paid $4.3 million in dividends to AGUS. During the year ended December 31, 2003, AGC paid $10.0 million in dividends to ACE Financial. There were no such dividends paid in 2004. Under Maryland insurance regulations, AGC is required at all times to maintain a minimum surplus of $750,000.

AG Re’s and AGRO’s dividend distribution are governed by Bermuda law. Under Bermuda law, dividends may only be paid if there are reasonable grounds for believing that the Company is, or would after the payment be, able to pay its liabilities as they become due and if the realizable value of its assets would thereby not be less than the aggregate of its liabilities and issued share capital and share premium accounts. Distributions to shareholders may also be paid out of statutory capital, but are subject to a 15% limitation without prior approval of the Bermuda Monetary Authority. Dividends are further limited by requirements that the subject company must at all times (i) maintain the minimum solvency margin required under the Insurance Act of 1978 and (ii) have relevant assets in an amount at least equal to 75% of relevant liabilities, both as defined under the Insurance Act of 1978. Under these restrictions, the maximum allowable dividend payout by AG Re without prior approval of the Bermuda Monetary Authority is $58.4 million as of December 31, 2005. During 2005, AG Re declared dividends of approximately $19.4 million and paid $38.4 million to its parent, Assured Guaranty Ltd. During 2004, AG Re declared dividends of approximately $32.0 million and paid $13.0 million to its parent, Assured Guaranty Ltd. During 2003, AG Re paid dividends of $25.0 million to its parent, ACE Bermuda.

AGC has committed to its rating agencies that it will not pay more than $10.0 million per year in dividends, without prior consultation.

AGMIC is a New York domiciled insurance company. Under the New York Insurance Law, AGMIC may declare or pay dividends only out of “earned surplus,” which is defined as that portion of the company’s surplus that represents the net earnings, gains or profits (after deduction of all losses) that have not been distributed to shareholders as dividends or transferred to stated capital, capital surplus or contingency reserves, or applied to other purposes permitted by law, but does not include unrealized appreciation of assets. Additionally, no dividend may be declared or distributed in an amount which, together with all dividends declared or distributed by it during the preceding twelve months, exceeds the lesser of 10% of AGMIC’s statutory surplus as shown on its latest statutory financial statement on file with the New York Superintendent of Insurance, or 100% of AGMIC’s adjusted net investment income during that period, unless, upon prior application, the Superintendent approves a greater dividend or distribution after finding that the company will retain sufficient surplus to support its obligations and writings.  Any such dividend would be classified as an “extraordinary dividend”. There were no amounts available during 2005, 2004 and 2003, respectively, for the payment of dividends by AGMIC which would not be characterized as an extraordinary dividend. AGMIC did not declare or pay any dividends during 2005 and 2004.

14. Related Party Transactions

The following table summarizes the activity with ACE subsidiaries (“affiliated”) and non-affiliated entities for each line item where applicable in the income statements:

	For the Years Ended December 31,
	2005	2004	2003
	(in thousands of U.S. dollars)
Net earned premiums
Non-affiliated:
Gross written premiums	$252,100	$192,366	$337,034
Ceded written premiums	(2,556)	(3,858)	(1,787)
Net written premiums	249,544	188,508	335,247
(Increase) decrease in net unearned premium reserves	(17,610)	91,842	(20,394)
Non-affiliated net earned premiums	231,934	280,350	314,853
Affiliated:
Gross written premiums	—	(1,495)	12,202
Ceded written premiums	(32,222)	(107,443)	144,023
Net written premiums	(32,222)	(108,938)	156,225
(Increase) decrease in net unearned premium reserves	(986)	16,452	(160,217)
Affiliated net earned premiums	(33,208)	(92,486)	(3,992)
Total	198,726	187,864	310,861
Net investment income	96,836	94,782	96,274
Net realized investment gains	2,248	11,989	5,483
Unrealized (losses) gains on derivative financial instruments
Non-affiliated	(3,516)	47,276	103,633
Affiliated	—	5,184	(5,184)
Total	(3,516)	52,460	98,449
Other income	240	820	1,219
Total revenues	$294,534	$347,915	$512,286

	For the Years Ended December 31,
	2005	2004	2003
	(in thousands of U.S. dollars)
Loss and loss adjustment expenses
Non-affiliated	$(108,926)	$62,238	$158,271
Affiliated	39,362	(94,217)	(13,661)
Total	(69,564)	(31,979)	144,610
Profit commission expense
Non-affiliated	13,125	15,799	10,174
Affiliated	(216)	(258)	(339)
Total	12,909	15,541	9,835
Acquisition costs
Non-affiliated	46,853	56,780	62,906
Affiliated	(1,551)	(5,916)	1,994
Total	45,302	50,864	64,900
Other operating expenses	59,015	67,789	41,026
Interest expense	13,520	10,735	5,738
Other expense	3,731	1,645	—
Total expenses	64,913	114,595	266,109
Income before provision for income taxes	229,621	233,320	246,177
Total provision for income taxes	41,173	50,532	31,655
Net income	$188,448	$182,788	$214,522

The following table summarizes the affiliated components of each balance sheet item, where applicable:

	As of December 31,
	2005	2004
	(in thousands of U.S. dollars)
Assets
Prepaid reinsurance premiums	$3,106	$4,403
Reinsurance recoverable on ceded losses	12,266	97,845
Premiums receivable	—	15,434
Other assets	1,401	86
Total affiliate assets	16,773	117,768
Non-affiliate assets	2,659,698	2,576,243
Total assets	$2,676,471	$2,694,011
Liabilities and shareholders’ equity
Liabilities
Unearned premium reserves	$2,178	$1,928
Reserves for loss and loss adjustment expenses	33	199
Funds held by Company under reinsurance agreements	19,186	50,768
Other liabilities	22,197	22,875
Total affiliate liabilities	43,594	75,770
Non-affiliate liabilities	971,364	1,090,629
Total liabilities	1,014,958	1,166,399
Total shareholders’ equity	1,661,513	1,527,612
Total liabilities and shareholders’ equity	$2,676,471	$2,694,011

The following table summarizes the non-affiliated and affiliated components of cash flows from operations:

	For the Years Ended December 31,
	2005	2004	2003
	(in thousands of U.S. dollars)
Affiliated	$(1,984)	$(1,449)	$23,762
Non-affiliated	177,791	(43,130)	176,268
Net cash flows provided by (used in) operating activities	$175,807	$(44,579)	$200,030
Affiliated	$—	$39,784	$—
Non-affiliated	(153,551)	(17,518)	(145,297)
Net cash flows (used in) provided by investing activities	$(153,551)	$22,266	$(145,297)
Affiliated	$—	$(200,000)	$(35,000)
Non-affiliated	(31,937)	206,094	—
Net cash flows (used in) provided by financing activities	$(31,937)	$6,094	$(35,000)

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

In July 2001, the Company entered into a reinsurance transaction with an affiliate of ACE which it fully ceded to ACE American. Under the terms of these reinsurance agreements, the Company assumed and ceded premium of $2.7 million, and $6.0 million in 2004 and 2003, respectively. Under the terms of these reinsurance agreements, the Company assumed and ceded losses of $12.6 million and $6.0 million in 2004 and 2003, respectively. There were no amounts assumed or ceded during 2005.

In September 2001, AGC entered into an excess of loss reinsurance agreement with ACE Bermuda which was effective January 1, 2001. Under the terms of the agreement, the Company paid $52.5 million in premium, in two installments of $27.5 million and $25.0 million in September 2001 and March 2002, respectively, for a 10-year cover with a $150.0 million limit. In June 2003, this agreement was cancelled and the unearned premium of $39.8 million, loss reserves of $12.5 million and profit commission of $1.5 million were returned to AGC. This agreement was not replaced with a third party reinsurance contract. The Company ceded losses of $2.5 million in 2003, under this cover.

In December 2001, AG Re entered into a 25 year portfolio cover with a $5.0 million per risk deductible, a $50.0 million per risk limit and a $400.0 million aggregate limit with ACE Bermuda. In December 2003, this agreement was cancelled and the unearned premium of $115.0 million and loss reserves of $16.9 million were returned to AG Re in January 2004. For 2003 the Company ceded losses of $11.9 million under this cover.

In March 2001, the Company entered into a reinsurance agreement with an ACE affiliate, Westchester Fire Insurance Company, whereby the Company reinsured a portion of an auto residual value insurance contract. Losses and LAE incurred and premiums earned recorded at inception amounted to $84.8 million. The value of reinsurance business assumed recorded at the inception of the contract amounted to $31.5 million and represented the difference between the estimated ultimate amount of the losses assumed under the retroactive reinsurance contract of $116.3 million and the cash received of $84.8 million. In 2003 the Company recorded amortization of the value of reinsurance business assumed in the amount of $6.1 million   This agreement was commuted in connection with the IPO. See Note 1 for more information.

In 2001, AG Re and ACE Bermuda entered into a funding facility agreement pursuant to which ACE Bermuda agreed to purchase up to $150.0 million of non-investment grade fixed income securities selected by AG Re, and AG Re agreed to enter into a total rate of return swap in respect of each security purchased. The aggregate amount received by AG Re under this funding facility agreement, net of the funding fee paid by AG Re, for the year ended December 31, 2003 was $4.8 million. All securities purchased pursuant to this agreement were sold and this agreement was terminated in connection with the IPO.

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

ACE has historically provided certain general and administrative services to some of the Company’s subsidiaries, including AGC, AG Re and AGRO. Those services have included information technology (“IT”) related services, tax consulting and preparation services, internal audit services, administrative services, including accounts payable, payroll, human resources and a liquidity facility line of credit. Expenses included in the Company’s financial statements related to these services were $0.9 million, $1.2 million and $1.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. As of December 31, 2005 the only services performed under this agreement are IT related and tax consulting and preparation services.

Assured Guaranty Finance Overseas Ltd. and Assured Guaranty (UK) Ltd. (“AG (UK)”) obtained staffing, payroll and related services from ACE INA Services (UK) Ltd. For the years ended December 31, 2004 and 2003, the Company incurred $1.1 million and $1.1 million, respectively, in employee related expenses. Effective December 31, 2004 this arrangement has been terminated.

AGC provided a variety of administrative services to ACE American Insurance Company, ACE Asset Management Inc. and ACE Financial Services, including human resources, legal, data processing, accounting, tax and financial planning. The aggregate fees recorded under these services agreements for the years ended December 31, 2004 and 2003 were $0.1 million and $3.4 million, respectively. As of the IPO, these agreements have been terminated.

AGC and AG Re were parties to an intercompany service agreement, effective in 2001, with ACE Asset Management whereby ACE Asset Management provided investment services such as determining asset allocation and reviewing performance of external investment managers. For the year ended December 31, 2003, the Company incurred expenses of approximately $0.3 million, while in 2004 the Company recorded an immaterial expense under this intercompany service agreement. As of the IPO date, this agreement has been terminated.

Non-Cash Capital Contributions

During 2004 and 2003, ACE contributed capital of $78.9 million and $3.7 million, respectively to the Company. These were non-cash contributions. The capital contribution in 2004 was mainly comprised of $75.0 million of cumulative monthly income preferred shares transferred to ACE (see Note 17), $3.5 million of the accelerated vesting of options to purchase ordinary shares, and other items related to the formation transactions due to the IPO. In 2003, the $3.7 million capital contribution was utilized to pay interest on long-term debt. All expenses are net of related income taxes. No such contribution occurred during 2005.

15.          Commitments and Contingencies

The Company and its subsidiaries are party to various lease agreements. As of December 31, 2005, future minimum rental payments under the terms of these operating leases for office space are $2.7 million for each of the years 2006, 2007 and 2008, $1.2 million in 2009, $0.2 million in 2010 and none thereafter. These payments are subject to escalations in building operating costs and real estate taxes. Rent expense for the years ended December 31, 2005, 2004 and 2003 was approximately $3.1 million, $3.2 million and $3.4 million, respectively.

On January 18, 2002, World Omni Financial Corp. (“World Omni”) filed an action against AG Intermediary Inc., a subsidiary of the Company, in the United States District Court for the Southern District of New York entitled World Omni Financial Corp. v. ACE Capital Re Inc., Case No. 02 CV 0476 (RO). On September 20, 2002, World Omni amended its complaint to add Assured Guaranty Re Overseas Ltd. (“AGRO”) as a defendant. The dispute arose out of a quota share reinsurance agreement between AGRO and JCJ Insurance Company (“JCJ”), an affiliate of World Omni, and an underlying residual value insurance policy issued by JCJ to World Omni, which insured residual value losses of World Omni with respect to a portfolio of automobile leases. Subject to the terms and conditions of the policy, the residual value insurance policy insures World Omni against losses (as defined in the policy) resulting from the value of leased vehicles at the end of the applicable lease term being less than what such value was assumed to have been at the inception of the applicable lease term. In the District Court action, World Omni sought a declaratory judgment regarding AGRO’s coverage obligations, if any, for such alleged losses, as well as damages for breach of contract based upon AGRO’s refusal to pay claims asserted by World Omni. World Omni sought $157.0 million, which is the limit of liability under the quota share reinsurance agreement, plus interest.

On April 28, 2004 the Company entered into a quota share retrocession agreement with ACE INA Overseas Insurance Company Ltd. (“AIOIC”), a subsidiary of ACE, whereby it ceded 100% of any potential losses associated with the above litigation for a premium of $32.2 million. The matter was settled on December 15, 2005 between AIOIC and World Omni. Upon settlement, the Company paid its $34.4 million funds held liability to AIOIC. Also in connection with the settlement the Company released $54.2 million of reinsurance recoverable and loss and loss adjustment expense reserves, representing its entire obligation to World Omni.

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

During 2005 the Company recovered $71.0 million relating to a reinsurance claim incurred in 1998 and 1999. This recovery was received in connection with the completion of two settlements. See Note 10 for further information.

16.          Concentrations

The Company’s client base includes all of the major monoline primary financial guaranty insurance companies, many banks and several European insurance and reinsurance companies. Of the Company’s total gross premiums written for the year ended December 31, 2005, 18.0% and 13.0% came from FSA and Ambac Assurance Corporation (“Ambac”), respectively, two of the four monoline primary financial guaranty insurance companies. In addition, 10.3% of the Company’s total gross premiums written came from CGA Group Ltd. (“CGA”). The entire amount related to CGA was retroceded to a subsidiary of ACE. Of the Company’s total gross premiums written for the year ended December 31, 2004, 41.8%, 19.6% and 14.8% came from FSA, Ambac and Municipal Bond Investors Assurance Company (“MBIA”), respectively, three of the four monoline primary financial guaranty insurance companies. Of the Company’s total gross premiums written for the year ended December 31, 2003, 25.3% and 10.8% came from FSA and MBIA, respectively. No other client represented more than 10% of the Company’s total gross premiums written for the years ended December 31, 2005, 2004 and 2003.

17.          Long-Term Debt

The Company’s consolidated financial statements include long-term debt used to fund the Company’s insurance operations, and related interest expense, as described below.

Senior Notes

On May 18, 2004, Assured Guaranty US Holdings Inc., a subsidiary of the Company, issued $200.0 million of 7.0% Senior Notes due 2034 for net proceeds of $197.3 million. The proceeds of the offering were used to repay substantially all of a $200.0 million promissory note issued to a subsidiary of ACE in April 2004 as part of the IPO related formation transactions. The coupon on the Senior Notes is 7.0%, however, the effective rate will be approximately 6.4%, taking into account the effect of a cash flow hedge executed by the Company in March 2004. The Company recorded interest expense of $13.4 million and $8.4 million, including $0.6 million and $0.4 million of amortized gain on the cash flow hedge, for the years ended December 31, 2005 and 2004, respectively. These Senior Notes are fully and unconditionally guaranteed by Assured Guaranty Ltd.

Other Long-Term Debt

As of December 31, 2003, the Company’s long-term debt included $75.0 million of cumulative monthly income preferred shares issued in 1994 through a former affiliate of the Company, Capital Re LLC, a limited liability company organized under the laws of Turks and Caicos Islands. The amount paid to preferred shareholders for the year ended December 31, 2003 was $5.7 million and is shown on the consolidated statements of operations and comprehensive income as interest expense.  Upon completion of the IPO, Capital Re LLC and the obligation with respect to the $75.0 million cumulative monthly income preferred shares remained with ACE and the after-tax interest of $1.4 million was forgiven.

Credit Facilities

$300.0 million Credit Facility

On April 15, 2005, Assured Guaranty Ltd. and certain of its subsidiaries entered into a $300.0 million three-year unsecured revolving credit facility (the “$300.0 million credit facility”) with a syndicate of banks, for which ABN AMRO Incorporated and Bank of America, N.A. acted as lead arrangers and KeyBank National Association (“KeyBank”) acted as syndication agent. Under the $300.0 million credit facility, each of AGC, AG (UK), a subsidiary of AGC organized under the laws of the United Kingdom, Assured Guaranty Ltd., AG Re and AGRO are entitled to request the banks to make loans to such borrower or to request that letters of credit be issued for the account of such borrower. The $300.0 million credit facility replaced (1) the $250.0 million credit facility and (2) the Letter of Credit Agreement, both discussed below.

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

The $300.0 million credit facility’s financial covenants require that Assured Guaranty Ltd. (a) maintain a minimum net worth of $1.2 billion, (b) maintain an interest coverage ratio of at least 2.5:1, and (c) maintain a maximum debt-to-capital ratio of 30%. In addition, the $300.0 million credit facility requires that AGC: (x) maintain qualified statutory capital of at least 80% of its statutory capital as of the fiscal quarter prior to the closing date of the facility and (y) maintain a ratio of aggregate net par outstanding to qualified statutory capital of not more than 150:1. Furthermore, the $300.0 million credit facility contains restrictions on Assured Guaranty Ltd. and its subsidiaries, including, among other things, in respect of their ability to incur debt, permit liens, become liable in respect of guaranties, make loans or investments, pay dividends or make distributions, dissolve or become party to a merger, consolidation or acquisition, dispose of assets or enter into affiliate transactions. Most of these restrictions are subject to certain minimum thresholds and exceptions. A default by one borrower will give rise to a right of the lenders to terminate the facility and accelerate all amounts then outstanding. As of December31, 2005, Assured Guaranty was in compliance with all of those financial covenants.

As of December 31, 2005, no amounts were outstanding under this facility nor have there been any borrowings under this facility.

$250.0 million Credit Facility

On April 29, 2004, Assured Guaranty Ltd. and certain of its subsidiaries entered into a $250.0 million unsecured credit facility (“$250.0 million credit facility”), with a syndicate of banks, for which ABN AMRO Incorporated and Bank of America, N.A. acted as co-arrangers. Each of Assured Guaranty Ltd., AGC and AG (UK), was a party, as borrower. The $250.0 million credit facility was terminated and replaced by the $300.0 million credit facility discussed above.

The $250.0 million credit facility was a 364-day facility available for general corporate purposes. As of its termination, no amounts were outstanding under this facility nor had there been any borrowings under the life of this facility.

Letter of Credit Agreement

On November 8, 2004, Assured Guaranty Ltd., AG Re and AGRO entered into a standby letter of credit agreement (the “LOC Agreement”) with KeyBank National Association (“KeyBank”).  Under the LOC Agreement, KeyBank agreed to issue up to $50.0 million in letters of credit on the Company’s behalf. The obligations of the Company, AG Re and AGRO under the LOC Agreement were joint and several. The letters of credit were used to satisfy AG Re’s or AGRO’s obligations under certain reinsurance agreements and for general corporate purposes. Under the LOC Agreement, KeyBank issued two letters of credit, both on behalf of AGRO, with an aggregate stated amount of approximately $20.7 million. The parties to the LOC Agreement have agreed that no additional letters of credit would be issued, extended or renewed from and after the date of the closing of the $300.0 million credit facility and letters of credit that were outstanding on such date will, unless cancelled and surrendered by the respective beneficiaries thereof, remain outstanding until their respective stated expiration dates of December 31, 2005. The LOC Agreement contains covenants that limit debt, liens, guaranties, loans and investments, dividends, liquidations, mergers, consolidations, acquisitions, sales of assets or subsidiaries and affiliate transactions. Most of these restrictions were subject to certain minimum thresholds and exceptions. The LOC Agreement also contained financial covenants that required the Company: (i) to maintain the ratio of consolidated debt to total capitalization at not greater than 0.30 to 1.0; (ii) to maintain consolidated net worth of at least seventy-five percent (75%) of its consolidated net worth as of June 30, 2004; and (iii) to maintain the consolidated interest coverage ratio for any test period ending on the last day of a fiscal quarter at not less than 2.50 to 1.0. In addition, the LOC Agreement provided that the obligations of KeyBank to issue letters of credit may be terminated, and the Company’s obligations under the agreement may be accelerated, upon an event of default. As of December 31, 2004, no amounts were payable under any letter of credit issued under this facility. The LOC Agreement expired on April 28, 2005 and was replaced by the $300.0 million credit facility discussed above.

Non-Recourse Credit Facility

AGC is also party to a non-recourse credit facility with a syndicate of banks which provides up to $175.0 million specifically designed to provide rating agency-qualified capital to further support AGC’s claims paying resources. The facility expires in December 2010. As of December 31, 2005 and December 31, 2004, no amounts were outstanding under this facility nor have there been any borrowings under the life of this facility.

The Company’s failure to comply with certain covenants under the Company’s credit facilities could, subject to grace periods in the case of certain covenants, result in an event of default. This could require the Company to repay any outstanding borrowings in an accelerated manner.

Committed Capital Securities

On April 8, 2005, AGC entered into four separate agreements with four different unaffiliated custodial trusts pursuant to which AGC may, at its option, cause each of the custodial trusts to purchase up to $50.0 million of perpetual preferred stock of AGC. The custodial trusts were created as a vehicle for providing capital support to AGC by allowing AGC to obtain immediate access to new capital at its sole discretion at any time through the exercise of the put option. If the put options were exercised, AGC would receive $200.0 million in return for the issuance of its own perpetual preferred stock, the proceeds of which may be used for any purpose including the payment of claims. The put options were not exercised during 2005. Initially, all of the CCS Securities were issued to a special purpose pass-through trust (the “Pass-Through Trust”). The Pass-Through Trust is a newly created statutory trust organized under the Delaware Statutory Trust Act formed for the purposes of (i) issuing $200,000,000 of Pass-Through Trust Securities to qualified institutional buyers within the meaning of Rule 144A under the Securities Act of 1933, as amended, (ii) investing the proceeds from the sale of the Pass-Through Trust Securities in, and holding, the CCS Securities issued by the Custodial Trusts and (iii) entering into related agreements. Neither the Pass-Through Trust nor the Custodial Trusts are consolidated in Assured Guaranty Ltd.’s financial statements.

For the year ended December 31, 2005, AGC has incurred $3.7 million of fees associated with the committed capital securities consisting of $2.0 million of one-time investment banking fees incurred during Second Quarter 2005 and  $1.7 million of put option premiums which are on-going. These expenses are presented in the Company’s consolidated statements of operations and comprehensive income under other expense.

18.          Shareholders’ Equity

General

The Company has an authorized share capital of $5.0 million divided into 500,000,000 shares, par value $0.01 per share, of which 75,000,000 common shares were issued and outstanding and beneficially owned by ACE prior to the IPO. On April 28, 2004, subsidiaries of ACE completed the IPO of 49,000,000 of their 75,000,000 common shares of Assured Guaranty Ltd., with the remaining 26,000,000 common shares beneficially owned by ACE. Additional common shares were issued to the Company’s officers and employees in connection with the IPO - see Note 19. Except as described below, the Company’s common shares have no preemptive rights or other rights to subscribe for additional common shares, no rights of redemption, conversion or exchange and no sinking fund rights. In the event of liquidation, dissolution or winding-up, the holders of the Company’s common shares are entitled to share equally, in proportion to the number of common shares held by such holder, in the Company’s assets, if any remain after the payment of all the Company’s debts and liabilities and the liquidation preference of any outstanding preferred shares. Under certain circumstances, the Company has the right to purchase all or a portion of the shares held by a shareholder at fair market value. All of the common shares are fully paid and non-assessable. Holders of the Company’s common shares are entitled to receive such dividends as lawfully may be declared from time to time by the Company’s Board of Directors.

Issuance of Shares

Subject to the Company’s Bye-Laws and Bermuda law, the Company’s Board of Directors has the power to issue any of the Company’s unissued shares as it determines, including the issuance of any shares or class of shares with preferred, deferred or other special rights.

The following table presents changes in the Company’s common stock issued and outstanding for the year ended December 31, 2005 and the period from the IPO date through December 31, 2004.

	2005	2004
Beginning balance	75,678,792	—
Common stock issuance	25,667	75,000,000
Restricted stock issuance, net	277,388	1,000,392
Share activity under option and incentive plans, net	(204,214)	—
Common stock repurchases	(1,016,056)	(321,600)
Ending balance	74,761,577	75,678,792

Since the Company was a subsidiary of ACE during 2003, management has determined that disclosing common stock related to that year would not be meaningful, as the Company was recapitalized due to the IPO.

Acquisition of Common Shares

Under the Company’s Bye-Laws and subject to Bermuda law, if the Company’s Board of Directors determines that any ownership of the Company’s shares may result in adverse tax, legal or regulatory consequences to us, any of the Company’s subsidiaries or any of its shareholders or indirect holders of shares or its Affiliates (other than such as the Company’s Board of Directors considers de minimis), the Company has the option, but not the obligation, to require such shareholder to sell to the Company or to a third party to whom the Company assigns the repurchase right the minimum number of common shares necessary to avoid or cure any such adverse consequences at a price determined in the discretion of the Board of Directors to represent the shares’ fair market value (as defined in the Company’s Bye-Laws). See also Note 19 for common shares held in trust.

Stock Repurchase Program

In April 2005, the Company completed a Board of Directors authorized stock repurchase program spending approximately $25.0 million to repurchase approximately 1.3 million shares of its Common Stock at an average price of $18.69.

Dividend Policy

During 2005 and 2004 the Company paid dividends of $9.0 million, or $0.12 per common share, and $4.6 million, or $0.06 per common share, respectively. Any determination to pay cash dividends will be at the discretion of the Company’s Board of Directors, and will depend upon the Company’s results of operations and cash flows, its financial position and capital requirements, general business conditions, legal, tax, regulatory, rating agency and any contractual restrictions on the payment of dividends and any other factors the Company’s Board of Directors deems relevant. During February 2006, the Board of Directors declared a quarterly dividend of $0.035 per common share, payable on March 8, 2006 to shareholders of record at the close of business on February 16, 2006. For more information concerning regulatory constraints that will affect the Company’s ability to pay dividends, see Note 13.

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

As of April 27, 2004, the Company adopted the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (the “Incentive Plan”). The number of common shares that may be delivered under the Incentive Plan may not exceed 7,500,000. In the event of certain transactions affecting the Company’s common shares, the number or type of shares subject to the Incentive Plan, the number and type of shares subject to outstanding awards under the Incentive Plan, and the exercise price of awards under the Incentive Plan, may be adjusted.

The Incentive Plan authorizes the grant of incentive stock options, non-qualified stock options, stock appreciation rights, and full value awards that are based on the Company’s common shares. The grant of full value awards may be in return for a participant’s previously performed services, or in return for the participant surrendering other compensation that may be due, or may be contingent on the achievement of performance or other objectives during a specified period, or may be subject to a risk of forfeiture or other restrictions that will lapse upon the achievement of one or more goals relating to completion of service by the participant, or achievement of performance or other objectives. Awards under the Incentive Plan may accelerate and become vested upon a change in control of Assured Guaranty.

The Incentive Plan is administered by a committee of the Board of Directors. The Compensation Committee of the Board serves as this committee except as otherwise determined by the Board. The Board may amend or terminate the Incentive Plan.

In connection with the IPO, awards of options and restricted common shares were made to the Company’s officers and employees. Each of the options will vest in equal annual installments over a three-year period and will expire on the tenth anniversary of the date of grant. The exercise price of the options is $18.00, the public offering price of the IPO. Restricted common shares will vest in equal annual installments over a four-year period. Options to purchase an aggregate of 1,873,300 common shares and an aggregate of 966,400 restricted common shares were issued in connection with the IPO. As of December 31, 2005, 3,764,626 common shares were available for grant under the Incentive Plan.

Options

Since the Company was a subsidiary of ACE during 2003, management has determined that disclosing amounts related to that year would not be meaningful, as the information determined under FAS 123 would be based on ACE’s ordinary shares. Following is a summary of Assured Guaranty Ltd. options issued and outstanding for the years ended December 31, 2005 and 2004:

	Year of Expiration	Average Exercise Price	Options for Common Shares
Balance as of December 31, 2003			—
Options granted	2014	$17.88	2,011,800
Options exercised		—	—
Options forfeited		$17.95	(217,400)
Balance as of December 31, 2004			1,794,400
Options granted	2015	$18.42	788,767
Options exercised		$18.00	(4,136)
Options forfeited		$17.77	(121,729)
Balance as of December 31, 2005			2,457,302

The following table summarizes the range of exercise prices for outstanding options as of December 31, 2005:

	Options outstanding			Options exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$14.35 - $16.74	109,000	8.6	$16.24	36,337	$16.24
$16.74 - $19.13	2,280,302	8.3	$18.01	546,364	$18.00
$19.13 - $23.91	68,000	9.6	$22.57	—	—
	2,457,302			582,701	$17.89

Effective January 1, 2006, the Company will begin recognizing compensation expense for options in accordance with FAS 123R. See Note 3. Recent Accounting Pronouncements, for more information.

Restricted Stock Awards

Under the Company’s Incentive Plan 402,747 and 1,088,292 restricted common shares were awarded during the years ended December 31, 2005 and 2004, respectively, to employees and non-employee directors of the Company. These shares vest at various dates through 2009.

The following table includes a roll-forward of unearned stock grant compensation:

Unearned stock grant compensation
(in thousands of U.S. dollars)
Balance, December 31, 2003*	$5,479
Settlement received from ACE	(4,506)
Stock grants awarded in 2004	19,450
Stock grants forfeited in 2004	(1,988)
Amortization in 2004	(3,856)
Common shares purchased by trust	(7,850)
Balance, December 31, 2004	6,729
Stock grants awarded in 2005	8,209
Stock grants forfeited in 2005	(1,613)
Amortization in 2005	(6,419)
Vesting of common shares held in trust	7,850
Balance, December 31, 2005	$14,756

*                    Balance related to ACE restricted stock awards prior to the IPO

Defined Contribution Plan

Prior to the IPO, Assured Guaranty’s officers and employees participated in ACE’s long-term incentive plans. The Company’s officers and employees have been covered under additional benefit plans, including retirement programs providing 401(k) plan benefits, health and life insurance benefits; medical, dental and vision benefits for active employees; disability and life insurance protection; and severance. Prior to the IPO, these additional benefits had been provided to the Company’s employees and officers who work in the United States by plans maintained by AGC and to the Company’s employees and officers who work in Bermuda and the United Kingdom through plans maintained by ACE covering ACE employees in those locations. Since the completion of the IPO, the Company’s United States and Bermuda officers and employees generally have been covered by benefit plans established by the Company, although Bermuda officers and employees continued to be covered by ACE health and welfare plans until December 31, 2004. Employees located in the United Kingdom continued to participate in the ACE benefit plans in which they participated prior to the IPO until December 31, 2004 and now participate in plans maintained by the Company.

The Company maintains savings incentive plans, which are qualified under Section 401(a) of the Internal Revenue Code. The U.S. savings incentive plan is available to all full-time employees with a minimum of six months of service. Eligible participants may contribute a percentage of their salary subject to a maximum of $14,000 for 2005. Contributions are matched by the Company at a rate of 100% up to 7% of the participant’s compensation, subject to IRS limitations. In addition, the Company may contribute an additional amount to eligible employees’ savings incentive plan accounts at the discretion of the Board of Directors. For 2005, the Company made a discretionary contribution equal to 5% of the compensation of eligible participants, which discretionary contribution was made to a U.S. savings incentive plan up to the amount permitted by IRS limits, with amounts in excess of those permitted by the IRS limits contributed to the U.S. nonqualified plan. Participants generally vest in Company contributions at a rate of 33.3% per year starting with the completion of one year of service. Beginning January 1, 2006, the Company has amended the U.S. savings incentive plan. The amendments include matching employee contributions up to 6%, subject to IRS limitations, with an additional 6% contribution up to the amount permitted by IRS limits, with amounts in excess of those permitted by the IRS limits contributed to the U.S. supplemental executive retirement nonqualified plan, regardless if the employee contributes to the plan. In addition, employees will be fully vested after 1 year of service, as defined in the plan and plan eligibility is immediate upon hire.

In Bermuda the savings incentive plan is available to all full-time employees upon their first date of employment. Eligible participants may contribute a percentage of their salary subject to a maximum of $14,000 for 2005. Contributions are matched by the Company at a rate of 100% up to 6% of the participant’s compensation, subject to IRS limitations. Eligible participants also receive a Company contribution equal to 6% of the participant’s compensation, subject to IRS limitations, without requiring the participant to contribute to the plan. Participants generally vest in Company contributions upon the completion of one year of service. With respect to those employees who are Bermudian or spouses of Bermudians and who must participate in the Bermuda national pension scheme plan maintained by the Company, a portion of the foregoing contributions are made to the Bermuda national pension scheme plan. If employee or employer contributions in the Bermuda savings incentive plan are limited by the tax-qualification rules of Code section 401(a), then contributions in excess of those limits are allocated to a nonqualified plan. The Company may contribute an additional amount to eligible employees’ Bermuda nonqualified plan accounts at the discretion of the Board of Directors. For the 2004 plan year, the Company made a discretionary contribution equal to 2% of the compensation of eligible participants to the Bermuda nonqualified plan. No such contribution was made for plan year 2005.

The Company contributed approximately $1.7 million in 2005, $1.7 million in 2004 and $1.3 million in 2003 in nondiscretionary contributions under all these plans. Total discretionary expense under all these plans amounted to approximately $0.9 million in 2005, $0.9 million in 2004 and $1.2 million in 2003.

Employee Stock Purchase Plan

In January 2005, the Company established the Assured Guaranty Ltd. Employee Stock Purchase Plan (the “Stock Purchase Plan”) in accordance with Internal Revenue Code Section 423. The Stock Purchase Plan was approved by shareholders at the 2005 Annual General Meeting. Participation in the Stock Purchase Plan is available to all eligible employees. Maximum annual purchases by participants are limited to the number of whole shares that can be purchased by an amount equal to 10 percent of the participant’s compensation or, if less, shares having a value of $25,000. Participants may purchase shares at a purchase price equal to 85 percent of the lesser of the fair market value of the stock on the first day or the last day of the subscription period. The Company reserved for issuance and purchases under the Stock Purchase Plan 100,000 shares of its common stock. Employees purchased 19,488 shares for aggregate proceeds of approximately $0.4 million in the year ended December 31, 2005. Effective January 1, 2006, the Company will begin recognizing compensation expense for its employee stock purchase plan in accordance with FAS 123R. See Note 3. Recent Accounting Pronouncements, for more information.

20. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	For the Years Ended December 31,
	2005	2004	2003
	(in thousands of U.S. dollars except per share amounts)
Net income	$188,448	$182,788	$214,522
Basic shares(1)	73,978	74,981	75,000
Effect of dilutive securities:
Stock awards	509	13	—
Diluted shares(1)(2)	74,487	74,994	75,000
Basic EPS	$2.55	$2.44	$2.86
Diluted EPS	$2.53	$2.44	$2.86

(1)          Since the shares held as treasury stock were required to be settled by delivery of employer stock, those shares are included in the calculation of basic and diluted EPS.

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

Unearned Premium Reserves

The fair value of the Company’s unearned premium reserves is based on the estimated cost of entering into a cession of the entire portfolio with third party reinsurers under current market conditions. This figure was determined by using the statutory basis unearned premium reserves, net of deferred acquisition costs.

Long-Term Debt

The fair value of the Company’s $200 million of Senior Notes is determined by calculating the midpoint of quoted bid/ask prices over the U.S. Treasury yield at the year-end date and the appropriate credit spread for the similar debt instruments.

Financial Guaranty Installment Premiums

The fair value is derived by calculating the present value of the estimated future cash flow stream discounted at 6.0%.

	As of December 31, 2005		As of December 31, 2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands of U.S. dollars)
Assets:
Fixed maturity securities	$2,133,997	$2,133,997	$1,965,051	$1,965,051
Cash and short-term investments	122,016	122,016	192,815	192,815
Liabilities:
Unearned premium reserves	537,149	494,530	521,271	453,040
Long-term debt	197,344	223,080	197,356	220,980
Off-Balance Sheet Instruments:
Financial guaranty installment premiums	—	427,954	—	399,879

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

The Company does not segregate assets and liabilities at a segment level since management reviews and controls these assets and liabilities on a consolidated basis. The Company allocates operating expenses to each segment based on a comprehensive cost study. During 2005 the Company implemented a new operating expense methodology to more closely apply expenses to the individual operating segments starting with 2004, the year of the IPO. This new methodology was based on a comprehensive cost study. The prior allocation was based on segment net earned premium. Basing the allocation on earned premium for 2005 and 2004 would have caused the financial guaranty reinsurance and mortgage guaranty segments to receive a disproportionate amount of the expenses. 2004 amounts have been adjusted to reflect this new allocation. The earned premium allocation methodology was kept for 2003, as the current business strategy of focusing on direct business was not in place in 2003 and thus the net earned premium allocation methodology allocated an appropriate amount of operating expense to the segments. The other segment received proportional share of operating expenses up to the IPO date. From the IPO date, the other segment was not allocated operating expenses. Management uses underwriting gains and losses as the primary measure of each segment’s financial performance.

The following table summarizes the components of underwriting gain (loss) for each reporting segment:

	Year Ended December 31, 2005
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
Gross written premiums	$96.2	$98.0	$25.7	$32.2	$252.1
Net written premiums	93.9	97.7	25.7	—	217.3
Net earned premiums	74.5	105.6	18.6	—	198.7
Loss and loss adjustment expenses	(2.2)	(61.3)	(3.7)	(2.4)	(69.6)
Profit commission expense	—	4.8	8.0	—	12.9
Acquisition costs	6.3	36.9	2.0	—	45.3
Other operating expenses	36.9	19.5	2.7	—	59.0
Underwriting gain	$33.5	$105.7	$9.6	$2.4	$151.1

	Year Ended December 31, 2004
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
Gross written premiums	$80.8	$160.3	$24.4	$(74.6)	$190.9
Net written premiums	77.7	160.1	24.4	(182.5)	79.6
Net earned premiums	88.8	114.4	33.7	(48.9)	187.9
Loss and loss adjustment expenses	14.8	15.4	(11.9)	(50.3)	(32.0)
Profit commission expense	—	1.1	14.1	0.3	15.5
Acquisition costs	4.5	38.8	3.7	3.9	50.9
Other operating expenses(1)	31.7	17.4	3.8	3.9	56.5
Underwriting gain (loss)	$37.7	$41.7	$24.0	$(6.7)	$97.0

(1)          Excludes $11.3 million of operating expenses, included in other operating expenses in the consolidated statements of operations and comprehensive income, related to the accelerated vesting of stock awards at the IPO date.

	Year Ended December 31, 2003
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
Gross written premiums	$71.1	$163.1	$24.4	$90.6	$349.2
Net written premiums	70.0	162.1	24.4	235.0	491.5
Net earned premiums	70.2	92.9	27.6	120.2	310.9
Loss and loss adjustment expenses	16.3	25.7	(0.7)	103.3	144.6
Profit commission expense	—	1.5	7.3	1.0	9.8
Acquisition costs	2.2	33.6	4.1	25.0	64.9
Other operating expenses	8.9	12.0	4.2	15.9	41.0
Underwriting gain (loss)	$42.8	$20.1	$12.7	$(25.0)	$50.6

The following is a reconciliation of total underwriting gain to income before provision for income taxes for the years ended:

	December 31,
	2005	2004	2003
	(in millions of U.S. dollars)
Total underwriting gain	$151.1	$97.0	$50.6
Net investment income	96.8	94.8	96.3
Net realized investment gains	2.2	12.0	5.5
Unrealized (losses) gains on derivative financial instruments	(3.5)	52.5	98.4
Other income	0.2	0.8	1.2
Accelerated vesting of stock awards	—	(11.3)	—
Interest expense	(13.5)	(10.7)	(5.7)
Other expense	(3.7)	(1.6)	—
Income before provision for income taxes	$229.6	$233.3	$246.2

The following table provides the lines of businesses from which each of the Company’s four reporting segments derive their net earned premiums:

	Years Ended December 31,
	2005	2004	2003
	(in millions of U.S. dollars)
Financial guaranty direct:
Public finance	$2.7	$0.1	$—
Structured finance	71.8	88.7	70.2
Total	74.5	88.8	70.2
Financial guaranty reinsurance:
Public finance	57.0	57.7	52.9
Structured finance	48.6	56.7	40.0
Total	105.6	114.4	92.9
Mortgage guaranty:
Mortgage guaranty	18.6	33.7	27.6
Other:
Equity layer credit protection	—	5.4	$61.8
Trade credit reinsurance	—	(25.3)	51.2
Title reinsurance	—	3.2	10.7
Auto residual value reinsurance	—	(32.2)	4.2
Affiliate reinsurance	—	—	(7.7)
Total	—	(48.9)	120.2
Total net earned premiums	$198.7	$187.9	$310.9

The following table provides underwriting gain (loss) by line of business for the other segment.

	Years Ended December 31,
	2005	2004	2003
	(in millions of U.S. dollars)
Underwriting gain/(loss):
Equity layer credit protection	$2.4	$3.1	$(1.0)
Trade credit reinsurance	—	(2.9)	(3.3)
Title reinsurance	—	1.0	6.8
Life accident and health reinsurance	—	—	(0.6)
Auto residual value reinsurance	—	(7.9)	(35.1)
Affiliate reinsurance	—	—	8.2
Total	$2.4	$(6.7)	$(25.0)

The following table summarizes the Company’s gross written premiums by geographic region. Allocations have been made on the basis of location of risk.

	Years Ended December 31,
	2005		2004		2003
	(in millions of U.S. dollars)
North America	$212.0	84.1%	$134.6	70.5%	$283.4	81.1%
United Kingdom	22.2	8.8%	19.8	10.4%	24.0	6.9%
Europe	13.2	5.2%	24.5	12.8%	36.7	10.5%
Australia	3.5	1.4%	6.5	3.4%	3.2	0.9%
Other	1.2	0.5%	5.5	2.9%	1.9	0.6%
Total	$252.1	100.0%	$190.9	100.0%	$349.2	100.0%

23. Subsidiary Information

The following tables present the condensed consolidated financial information for Assured Guaranty Ltd., Assured Guaranty US Holdings Inc., of which AGC is a subsidiary and AG Re and other subsidiaries of Assured Guaranty Ltd. as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003.

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2005
(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Assets
Total investments and cash	$163	$1,116,387	$1,139,463	$—	$2,256,013
Investment in subsidiaries	1,665,392	—	—	(1,665,392)	—
Deferred acquisition costs	—	73,803	119,639	—	193,442
Reinsurance recoverable	—	11,410	4,108	(3,168)	12,350
Goodwill	—	85,417	—	—	85,417
Premiums receivable	—	17,168	17,278	(1,435)	33,011
Other	1,172	97,759	23,921	(26,614)	96,238
Total assets	$1,666,727	$1,401,944	$1,304,409	$(1,696,609)	$2,676,471
Liabilities and shareholders’ equity
Liabilities
Unearned premium reserves	$—	$196,435	$362,273	$(21,559)	$537,149
Reserves for losses and loss adjustment expenses	—	63,491	60,896	(3,168)	121,219
Profit commissions payable	—	4,237	48,756	—	52,993
Deferred income taxes	—	35,997	(9,368)	—	26,629
Long-term debt	—	197,344	—	—	197,344
Other	5,214	45,932	34,968	(6,490)	79,624
Total liabilities	5,214	543,436	497,525	(31,217)	1,014,958
Total shareholders’ equity	1,661,513	858,508	806,884	(1,665,392)	1,661,513
Total liabilities and shareholders’ equity	$1,666,727	$1,401,944	$1,304,409	$(1,696,609)	$2,676,471

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2004
(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Assets
Total investments and cash	$75	$1,263,906	$893,885	$—	$2,157,866
Investment in subsidiaries	1,511,778	—	—	(1,511,778)	—
Deferred acquisition costs	—	140,333	46,021	—	186,354
Reinsurance recoverable	—	36,379	88,418	(4,577)	120,220
Goodwill	—	85,417	—	—	85,417
Premiums receivable	—	36,407	56,938	(52,518)	40,827
Other	19,630	106,350	46,109	(68,762)	103,327
Total assets	$1,531,483	$1,668,792	$1,131,371	$(1,637,635)	$2,694,011
Liabilities and shareholders’ equity
Liabilities
Unearned premium reserves	$—	$369,320	$195,545	$(43,594)	$521,271
Reserves for losses and loss adjustment expenses	—	118,403	112,312	(4,212)	226,503
Profit commissions payable	—	4,181	57,490	—	61,671
Deferred income taxes	—	57,924	(17,871)	—	40,053
Long-term debt	—	197,356	—	—	197,356
Other	3,871	103,795	89,930	(78,051)	119,545
Total liabilities	3,871	850,979	437,406	(125,857)	1,166,399
Total shareholders’ equity	1,527,612	817,813	693,965	(1,511,778)	1,527,612
Total liabilities and shareholders’ equity	$1,531,483	$1,668,792	$1,131,371	$(1,637,635)	$2,694,011

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2005
(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments*	Assured Guaranty Ltd. (Consolidated)
Revenues
Net premiums written	$—	$94,480	$122,842	$—	$217,322
Net premiums earned	—	106,116	92,610	—	198,726
Net investment income	2	51,512	45,379	(57)	96,836
Net realized investment gains	—	733	1,643	(128)	2,248
Unrealized losses on derivative financial instruments	—	(1,042)	(2,474)	—	(3,516)
Equity in earnings of subsidiaries	202,137	—	—	(202,137)	—
Other revenues	—	—	240	—	240
Total revenues	202,139	157,319	137,398	(202,322)	294,534
Expenses
Loss and loss adjustment expenses	—	(1,374)	(68,190)	—	(69,564)
Acquisition costs and other operating expenses	13,623	62,372	39,699	1,532	117,226
Other	68	17,147	36	—	17,251
Total expenses	13,691	78,145	(28,455)	1,532	64,913
Income before provision for income taxes	188,448	79,174	165,853	(203,854)	229,621
Total provision for income taxes	—	17,030	29,841	(5,698)	41,173
Net income	$188,448	$62,144	$136,012	$(198,156)	$188,448

*                    Due to the accounting for subsidiaries under common control, net income in the consolidating adjustment column will not equal parent company equity in earnings of subsidiaries, due to the FSA agreement discussed in Note 12.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2004
(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Revenues
Net premiums written	$—	$61,732	$17,838	$—	$79,570
Net premiums earned	—	123,838	64,026	—	187,864
Net investment income	—	52,332	42,450	—	94,782
Net realized investment gains	—	973	11,016	—	11,989
Unrealized gains on derivative financial instruments	—	50,313	2,147	—	52,460
Equity in earnings of subsidiaries	198,208	—	—	(198,208)	—
Other revenues	—	266	554	—	820
Total revenues	198,208	227,722	120,193	(198,208)	347,915
Expenses
Loss and loss adjustment expenses	—	403	(32,382)	—	(31,979)
Acquisition costs and other operating expenses	14,020	80,302	39,872	—	134,194
Other	2,152	10,228	—	—	12,380
Total expenses	16,172	90,933	7,490	—	114,595
Income before provision for income taxes	182,036	136,789	112,703	(198,208)	233,320
Total provision for income taxes	(752)	40,538	10,746	—	50,532
Net income	$182,788	$96,251	$101,957	$(198,208)	$182,788

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2003
(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Revenues
Net premiums written	$—	$258,548	$232,924	$—	$491,472
Net premiums earned	—	177,400	133,461	—	310,861
Net investment income	—	47,229	49,045	—	96,274
Net realized investment gains	—	2,092	3,391	—	5,483
Unrealized gains (losses) on derivative financial instruments	—	48,905	55,572	(6,028)	98,449
Equity in earnings of subsidiaries	—	—	—	—	—
Other revenues	—	949	2,291	(2,021)	1,219
Total revenues	—	276,575	243,760	(8,049)	512,286
Expenses
Loss and loss adjustment expenses	—	55,054	89,556	—	144,610
Acquisition costs and other operating expenses	—	72,197	45,652	(2,088)	115,761
Other	—	—	—	5,738	5,738
Total expenses	—	127,251	135,208	3,650	266,109
Income before provision for income taxes	—	149,324	108,552	(11,699)	246,177
Total provision for income taxes	—	43,143	(7,241)	(4,247)	31,655
Net income	$—	$106,181	$115,793	$(7,452)	$214,522

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2005
(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$32,025	$(24,680)	$168,462	$—	$175,807
Cash flows from investing activities
Fixed maturity securities:
Purchases	—	(349,778)	(607,025)	—	(956,803)
Sales	—	349,258	379,308	—	728,566
Maturities	—	9,675	5,000	—	14,675
Other	(88)	6,568	53,531	—	60,011
Net cash flows provided by (used in) investing activities	(88)	15,723	(169,186)	—	(153,551)
Cash flows from financing activities
Repurchases of common stock	(19,014)	—	—	—	(19,014)
Dividends paid	(9,012)	—	—	—	(9,012)
Proceeds from employee stock purchase plan	356	—	—	—	356
Share activity under option and incentive plans	(4,267)	—	—	—	(4,267)
Net cash flows used in financing activities	(31,937)	—	—	—	(31,937)
Effect of exchange rate changes	—	(216)	(891)		(1,107)
Decrease in cash and cash equivalents	—	(9,173)	(1,615)	—	(10,788)
Cash and cash equivalents at beginning of year	—	12,096	4,882	—	16,978
Cash and cash equivalents at end of year	$—	$2,923	$3,267	$—	$6,190

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2004
(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$10,619	$52,231	$(107,429)	$—	$(44,579)
Cash flows from investing activities
Fixed maturity securities:
Purchases	—	(216,681)	(556,964)	—	(773,645)
Sales	—	145,594	634,716	—	780,310
Maturities	—	7,457	8,200	—	15,657
Other	(75)	(15,717)	15,736	—	(56)
Net cash flows provided by (used in) investing activities	(75)	(79,347)	101,688	—	22,266
Cash flows from financing activities
Repurchases of common stock	(5,986)	—	—	—	(5,986)
Dividends paid	(4,558)	—	—	—	(4,558)
Net proceeds from issuance of senior notes	—	197,300	—	—	197,300
Repayment of note payable	—	(200,000)	—	—	(200,000)
Proceeds from cash flow hedge	—	19,338	—	—	19,338
Net cash flows (used in) provided by financing activities	(10,544)	16,638	—	—	6,094
Effect of exchange rate changes	—	499	333	—	832
Decrease in cash and cash equivalents	—	(9,979)	(5,408)	—	(15,387)
Cash and cash equivalents at beginning of year	—	22,075	10,290	—	32,365
Cash and cash equivalents at end of year	$—	$12,096	$4,882	$—	$16,978

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2003
(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by operating activities	$—	$176,821	$23,209	$—	$200,030
Cash flows from investing activities
Fixed maturity securities:
Purchases	—	(408,660)	(494,275)	—	(902,935)
Sales	—	240,401	379,186	—	619,587
Maturities	—	3,000	124,532	—	127,532
Other	—	6,273	4,246	—	10,519
Net cash flows (used in) provided by investing activities	—	(158,986)	13,689	—	(145,297)
Cash flows from financing activities
Dividends paid	—	(10,000)	(25,000)	—	(35,000)
Other	—	—	—	—	—
Net cash flows used in financing activities	—	(10,000)	(25,000)	—	(35,000)
Effect of exchange rate changes	—	3,187	—	—	3,187
Increase in cash and cash equivalents	—	11,022	11,898	—	22,920
Cash and cash equivalents at beginning of year	—	3,046	6,399	—	9,445
Cash and cash equivalents at end of year	$—	$14,068	$18,297	$—	$32,365

24. Supplemental Cash Flow Information

The Company’s cash paid during the periods presented for federal income taxes and interest, and non-cash financing activities were as follows:

	For the Years Ended December 31,
	2005	2004	2003
	(in thousands of U.S. dollars)
Cash paid during the year for:
Federal income tax	$40,014	$18,968	$15,091
Interest	14,000	7,722	5,738
Non-cash financing activities:
Section 338(h)(10) tax election	$—	$28,124	$—
Transfer of debt	—	75,000	—
Notes assumed during formation transactions	—	2,000	—

25. Quarterly Financial Information (unaudited)

A summary of selected quarterly statement of operations information follows:

(in thousands, except per share data) 2005	First	Second	Third	Fourth
Gross written premiums	$78,097	$40,470	$75,567	$57,966
Net written premiums	76,469	30,156	53,230	57,467
Net earned premiums	48,090	48,264	54,545	47,827
Net investment income	23,132	23,668	24,378	25,658
Net realized investment gains (losses) and unrealized gains (losses) on derivative financial instruments	4,863	(10,836)	464	4,241
All other income (expense)	283	(190)	147	—
Loss and loss adjustment expenses	(9,396)	(59,133)	(790)	(245)
Income before provision for income taxes	56,757	84,596	46,259	42,009
Net income	44,348	66,750	39,185	38,165
Earnings per share(3):
Basic(1)	$0.60	$0.90	$0.53	$0.52
Diluted(1)	$0.59	$0.90	$0.53	$0.51
Dividends per share	$0.03	$0.03	$0.03	$0.03

2004	First	Second	Third	Fourth
Gross written premiums	$(1,544)	$64,355	$62,227	$65,832
Net written premiums	(6,871)	(29,943)	54,981	61,402
Net earned premiums	86,667	(9,330)	53,380	57,148
Net investment income	24,385	23,456	23,203	23,737
Net realized investment gains and unrealized gains on derivative financial instruments	8,531	23,340	14,188	18,389
All other income	532	14	15	260
Loss and loss adjustment expenses	23,668	(60,008)	4,187	175
Income before provision for income taxes	62,153	55,050	53,935	62,182
Net income	46,893	43,116	44,511	48,267
Earnings per share(3):
Basic(1)(2)	$0.63	$0.57	$0.59	$0.64
Diluted(1)(2)	$0.63	$0.57	$0.59	$0.64
Dividends per share	$—	$—	$0.03	$0.03

(1)          Since the shares held as treasury stock were required to be settled by delivery of employer stock, those shares are included in the calculation of basic and diluted EPS.

(2)          Basic and diluted EPS for the first quarter 2004 are based on shares outstanding immediately prior to the IPO.

(3)          Per share amounts for the quarters and the full years have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period and, with regard to diluted per share amounts only, because of the inclusion of the effect of potentially dilutive securities only in the periods in which such effect would have been dilutive.

26. Exposure to Hurricane Katrina

The Company’s net par outstanding on public finance exposures in counties designated by the Federal Emergency Management Agency for both individual and public assistance in the states of Louisiana, Mississippi and Alabama totals $220.6 million, and of that amount $142.3 million is in Greater New Orleans (comprised of Orleans, St. Bernard and Jefferson parishes). Over 96% of that exposure comes through the Company’s reinsurance segment. As of December 31, 2005 the Company has recorded $1.3 million in portfolio reserves, but has not recorded any case reserves for this event, as no case reserves have been reported to the Company by any of its ceding company clients. In addition, only five claims have been paid, in the amount of $0.1 million, all of which were fully recovered. The Company has added 4 credits with net par outstanding of $44.8 million to Category 1 of its Closely Monitored Credits (“CMC”) list and 7 credits with net par outstanding of $80.6 million to Category 2 of the CMC list related to Hurricane Katrina. Nonetheless, significant uncertainty exists with regard to both the probability of defaults occurring and the loss severities that will apply to any defaults that do occur. The Company’s surveillance department is actively monitoring specific exposures in coordination with its reinsurance clients and will continue to assess the impact of Hurricane Katrina on the credit quality of the Company’s portfolio.

ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.   Assured Guaranty Ltd.’s management, with the participation of Assured Guaranty Ltd.’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Assured Guaranty Ltd.’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, Assured Guaranty Ltd.’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Assured Guaranty Ltd.’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by Assured Guaranty Ltd. (including its consolidated subsidiaries) in the reports that it files or submits under the Exchange Act. The Company’s management report on internal control over financial reporting is included in Item 8. Financial Statements and Supplementary Data as is PricewaterhouseCoopers LLP’s attestation.

ITEM 9B.     OTHER INFORMATION

For purposes of Section 162(m) of the Internal Revenue Code, on February 1, 2006, the Compensation Committee of the Board of Directors approved objective performance goals for 2006 under the Long-Term Incentive Plan of net income, as adjusted. After completion of the applicable performance period, the Compensation Committee will determine the extent to which the performance goals have been achieved and the amounts to be paid under the Long-Term Incentive Plan.

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers of the Company

The table below sets forth the names, ages, positions and business experience of the executive officers of Assured Guaranty Ltd.

Name	Age	Position(s)
Dominic J. Frederico	53	President and Chief Executive Officer; Deputy Chairman
Michael J. Schozer	48	President of Assured Guaranty Corp.
Robert B. Mills	56	Chief Financial Officer
James M. Michener	53	General Counsel and Secretary
Robert A. Bailenson	39	Chief Accounting Officer

Dominic J. Frederico has been President and Chief Executive Officer of Assured Guaranty since December 2003. Mr. Frederico served as Vice Chairman of ACE from June 2003 until April 2004 and served as President and Chief Operating Officer of ACE and Chairman of ACE INA Holdings, Inc. (“ACE INA”) from November 1999 to June 2003. Mr. Frederico was a director of ACE since 2001, but retired from that board when his term expired on May 26, 2005. Mr. Frederico has also served as Chairman, President and Chief Executive Officer of ACE INA from May 1999 through November 1999. Mr. Frederico previously served as President of ACE Bermuda Insurance Ltd. (“ACE Bermuda”) from July 1997 to May 1999, Executive Vice President, Underwriting from December 1996 to July 1997, and as

Executive Vice President, Financial Lines from January 1995 to December 1996. Prior to joining ACE, Mr. Frederico spent 13 years working for various subsidiaries of American International Group (“AIG”). Mr. Frederico completed his employment at AIG after serving as Senior Vice President and Chief Financial Officer of AIG Risk Management. Before that, Mr. Frederico was Executive Vice President and Chief Financial Officer of UNAT, a wholly owned subsidiary of AIG headquartered in Paris, France.

Michael J. Schozer has been President of Assured Guaranty Corp. since December 2003. Mr. Schozer was Managing Director—Structured Finance and Credit Derivatives of Ambac Assurance Corporation from 1996 to December 2003 where he was also a member of Ambac’s senior credit committee.

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

James M. Michener has been General Counsel and Secretary of Assured Guaranty since February 2004. Mr. Michener was General Counsel and Secretary of Travelers Property Casualty Corp. from January 2002 to February 2004. From April 2001 to January 2002, Mr. Michener served as general counsel of Citigroup’s Emerging Markets business. Prior to joining Citigroup’s Emerging Markets business, Mr. Michener was General Counsel of Travelers Insurance from April 2000 to April 2001 and General Counsel of Travelers Property Casualty Corp. from May 1996 to April 2000.

Robert A. Bailenson was appointed Chief Accounting Officer of Assured Guaranty in May 2005 and has been with Assured Guaranty and its predecessor companies since 1990. In addition to this position, Mr. Bailenson serves as the Chief Accounting Officer of the Company’s subsidiary, Assured Guaranty Corp; a position he has held since 2003. He was Chief Financial Officer and Treasurer of Assured Guaranty Re Ltd. from 1999 until 2003 and was previously the Assistant Controller of Capital Re Corp., which was acquired by ACE Limited in 1999.

Information pertaining to our Directors is incorporated by reference to the sections entitled “Election of Directors—Nominees for Election for Terms Expiring in 2008”, “Election of Directors—Directors Whose Terms of Office Will Continue After This Meeting”, “Election of Directors—Section 16(a) Beneficial Ownership Reporting compliance” and “Elections of Directors—Meetings and Committees of the Board—Audit Committee” of the definitive proxy statement for the Annual General Meeting of Shareholders, which involves the election of directors and will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

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

ITEM 11.  EXECUTIVE COMPENSATION

This item is incorporated by reference to the section entitled “Executive Compensation” of the definitive proxy statement for the Annual General Meeting of Shareholders, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table summarizes our equity compensation plans as of December 31, 2005:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,457,302 (1)	$18.05	3,845,138 (2)
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	2,457,302	$18.05	3,845,138

(1)          Includes common shares to be issued upon exercise of stock options granted under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan.

(2)          Includes 80,512 common shares reserved for issuance under the Assured Guaranty Ltd. Employee Stock Purchase Plan and 3,764,626 common shares available for future stock options granted, restricted stock awards and restricted stock units reserved for future issuance under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan. The grants of restricted stock units have been deducted from the number of shares available for future issuance.

Additional information is incorporated by reference to the section entitled “Beneficial Ownership of Common Shares” of the definitive proxy statement for the Annual General Meeting of Shareholders, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This item is incorporated by reference to the section entitled “Election of Directors—Certain Business Relationships” of the definitive proxy statement for the Annual General Meeting of Shareholders, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

This item is incorporated by reference to the information set forth in the definitive proxy statement for the Annual General Meeting of Shareholders in the section entitled “Independent Auditor Fee Information”, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)          Financial Statements, Financial Statement Schedules and Exhibits

1. Financial Statements

The following financial statements of Assured Guaranty Ltd. have been included in Item 8 hereof:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements

2. Financial Statement Schedules

The following financial statement schedules are filed as part of this report:

Schedule	Title
II	Condensed Financial Information of Registrant (Parent Company Only)
III	Supplementary Insurance Information
IV	Reinsurance
V	Valuation and Qualifying Accounts

The report of the Registrant’s independent registered public accounting firm with respect to the above listed financial statement schedules is included with the schedules.

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3. Exhibits

Exhibit Number	Description of Document
3.1	Certificate of Incorporation and Memorandum of Association of the Registrant (Incorporated by reference to exhibit 3.1 to Form S-1 of the Company (#333-111491))
3.2	Bye-laws of the Registrant (Incorporated by reference to exhibit 3.2 to Form S-1 of the Company (#333-111491))
4.1	Specimen Common Share Certificate (Incorporated by reference to exhibit 4.1 to Form S-1 of the Company (#333-111491))
4.2	Certificate of Incorporation and Memorandum of Association of the Registrant (See exhibit 3.1)
4.3	Bye-laws of the Registrant (See exhibit 3.2)

10.1	Employment Agreement between Dominic J. Frederico and the Registrant (Incorporated by reference to exhibit 10.1 of Form 10-K for the year ended December 31, 2004)*
10.2	Employment Agreement between Robert B. Mills and the Registrant (Incorporated by reference to exhibit 10.2 of Form 10-K for the year ended December 31, 2004)*
10.3	Employment Agreement between Michael J. Schozer and the Registrant (Incorporated by reference to exhibit 10.3 of Form 10-K for the year ended December 31, 2004)*
10.4	Employment Agreement between James M. Michener and the Registrant (Incorporated by reference to exhibit 10.4 of Form 10-K for the year ended December 31, 2004)*
10.5	Pierre Samson Separation Agreement*
10.6	Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to exhibit 10.6 of Form 10-Q for the quarter ended June 30, 2004)*
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

10.31	Directors Compensation Summary
10.32	Summary of Annual Compensation
10.33

Standby letter of credit agreement between Assured Guaranty Ltd., Assured Guaranty Re Overseas Ltd., Assured Guaranty Re International Ltd. and Keybank National Association (Incorporated by reference to exhibit 10.7 of Form 10-Q for the quarter ended September 30, 2004)

10.34	Non-Qualified Stock Option Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan *
10.35	Non-Qualified Stock Option Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan *
10.36	Restricted Stock Agreement for Outside Directors under Assured Guaranty Ltd. 2004 Long Term Incentive Plan*
10.37	Restricted Stock Unit Agreement for Outside Directors under Assured Guaranty Ltd. 2004 Long Term Incentive Plan*
10.38	Restricted Stock Agreement under Assured Guaranty Ltd. 2004 Long Term Incentive Plan *
10.39	Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long Term Incentive Plan *
10.40	Assured Guaranty Ltd. Employee Stock Purchase Plan (Incorporated by reference to exhibit 10.40 of Form 10-K for the year ended December 31, 2004)*
10.41	Letter Agreement between Robin Conner and Assured Guaranty Corp. (Incorporated by reference to exhibit 10.41 of Form 10-K for the year ended December 31, 2004)*
10.42	Form of Indemnification Agreement between the Company and its executive officers and directors*
10.43	Robert A. Bailenson Employment Letter*
10.44	$300,000,000 Revolving Credit Facility Credit Agreement (Incorporated by reference to exhibit 10.1 of Form 10-Q for the quarter ended March 31, 2005)
10.45	Put Agreement between Assured Guaranty Corp. and Woodbourne Capital Trust [I][II][III][IV] (Incorporated by reference to exhibit 10.6 of Form 10-Q for the quarter ended March 31, 2005)
10.46	Custodial Trust Expense Reimbursement Agreement (Incorporated by reference to exhibit 10.7 of Form 10-Q for the quarter ended March 31, 2005)
10.47

Assured Guaranty Corp. Articles Supplementary Classifying and Designating Series of Preferred Stock as Series  A Perpetual Preferred Stock, Series  B Perpetual Preferred Stock, Series  C Perpetual Preferred Stock, Series  D Perpetual Preferred Stock (Incorporated by reference to exhibit 10.8 of Form 10-Q for the quarter ended March 31, 2005)

10.48	Assured Guaranty Corp. Supplemental Executive Retirement Plan Highlights Booklet 2006 Plan Year (Incorporated by reference to exhibit 10.1 of Form 8-K filed on December 28, 2005)*

10.49	Assured Guaranty Ltd. Supplemental Employee Retirement Plan, as amended through the second amendment (Incorporated by reference to exhibit 10.2 of Form 8-K filed on December 28, 2005)*
10.50	Assured Guaranty Ltd. Performance Retention Plan*
14.1	Code of Conduct (Incorporated by reference to exhibit 14.1 of Form 10-K for the year ended December 31, 2004)
21.1	Subsidiaries of the registrant
23.1	Accountants Consent
31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Assured Guaranty Corp. 2005 Consolidated Financial Statements

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
Date: March 1, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ WALTER A. SCOTT	Chairman of the Board; Director	March 1, 2006
Walter A. Scott

/s/ DOMINIC J. FREDERICO	President and Chief Executive	March 1, 2006
Dominic J. Frederico	Officer; Director

/s/ ROBERT B. MILLS	Chief Financial Officer (Principal	March 1, 2006
Robert B. Mills	Financial and Duly Authorized Officer)

/s/ NEIL BARON	Director	March 1, 2006
Neil Baron

/s/ G. LAWRENCE BUHL	Director	March 1, 2006
G. Lawrence Buhl

/s/ STEPHEN A. COZEN	Director	March 1, 2006
Stephen A. Cozen

/s/ JOHN G. HEIMANN	Director	March 1, 2006
John G. Heimann

/s/ PATRICK W. KENNY	Director	March 1, 2006
Patrick W. Kenny

/s/ ROBIN MONRO-DAVIES	Director	March 1, 2006
Robin Monro-Davies

/s/ MICHAEL O’KANE	Director	March 1, 2006
Michael O’Kane

Report of Independent Registered Public Accounting Firm
on
Financial Statement Schedules

To the Board of Directors of Assured Guaranty Ltd.:

Our audits of the consolidated financial statements referred to in our report dated March 1, 2006 appearing in the 2005 Annual Report to Shareholders of Assured Guaranty Ltd. on Form 10-K also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
New York, NY
March 1, 2006

Schedule II
Assured Guaranty Ltd. (Parent Company)
Condensed Balance Sheets
(in thousands of U.S. dollars)

	As of December 31,
	2005	2004
Assets
Investments in subsidiaries and affiliates on equity basis	$1,665,392	$1,511,778
Short-term investments, at cost which approximates fair value	163	75
Other assets	1,172	19,630
Total assets	$1,666,727	$1,531,483
Liabilities and shareholders’ equity
Liabilities
Other liabilities	$5,214	$3,871
Total liabilities	5,214	3,871
Shareholders’ equity
Common stock	748	757
Treasury stock	—	(7,850)
Additional paid-in capital	881,998	894,219
Unearned stock grant compensation	(14,756)	(6,729)
Retained earnings	747,691	568,255
Accumulated other comprehensive income	45,832	78,960
Total shareholders’ equity	1,661,513	1,527,612
Total liabilities and shareholders’ equity	$1,666,727	$1,531,483

Schedule II
Assured Guaranty Ltd. (Parent Company)
Condensed Statements of Operations
For the years ended December 31, 2005 and 2004 and the period from August 21, 2003 (date of incorporation) through December 31, 2003
(in thousands of U.S. dollars)

	2005	2004	2003
Revenues
Equity in earnings of subsidiaries	$202,137	$198,208	$—
Net investment income	2	—	—
Total revenues	202,139	198,208	—
Expenses
Other operating expenses	13,623	14,020	—
Interest expense	68	2,152	—
Total expenses	13,691	16,172	—
Income before benefit for income taxes	188,448	182,036	—
Total benefit for income taxes	—	(752)	—
Net income	$188,448	$182,788	$—

Schedule II

Assured Guaranty Ltd. (Parent Company)
Condensed Statements of Cash Flows
For the years ended December 31, 2005 and 2004 and the period from August 21, 2003 (date of incorporation) through December 31, 2003
(in thousands of U.S. dollars)

	2005	2004	2003
Net cash flows provided by operating activities	$32,025	$10,619	$—
Cash flows from investing activities
Purchases of short-term investments, net	(88)	(75)	—
Net cash flows used in investing activities	(88)	(75)	—
Financing activities
Repurchases of common stock	(19,014)	(5,986)	—
Dividends paid	(9,012)	(4,558)	—
Proceeds from employee stock purchase plan	356	—	—
Share activity under option and incentive plans	(4,267)	—	—
Net cash flows used in financing activities	(31,937)	(10,544)	—
Effect of exchange rate changes	—	—	—
Increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of period	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—

Schedule III—Supplementary Insurance Information (in millions of U.S. dollars)(1)

	DAC	UPR	Loss reserves	Premiums written	Premiums earned	Loss and loss adjustment Expenses	Net Investment Income	Acquisition Costs	Other Operating Expenses(2)(3)
	As of December 31, 2005			For the Year Ended December 31, 2005
Financial guaranty direct	$6.6	$42.4	$13.1	$96.2	$74.5	$(2.2)	$7.6	$6.3	$36.9
Financial guaranty reinsurance	177.3	439.5	86.3	98.0	105.6	(61.3)	80.4	36.9	19.5
Mortgage guaranty	8.9	52.1	7.0	25.7	18.6	(3.7)	8.8	2.0	2.7
Other	0.6	3.1	14.8	32.2	—	(2.4)	—	—	—
Total	$193.4	$537.1	$121.2	$252.1	$198.7	$(69.6)	$96.8	$45.3	$59.0

	As of December 31, 2004			For the Year Ended December 31, 2004
Financial guaranty direct	$12.8	$23.6	$19.9	$80.8	$88.8	$14.8	$7.8	$4.5	$31.7
Financial guaranty reinsurance	163.7	447.9	78.8	160.3	114.4	15.4	76.7	38.8	17.4
Mortgage guaranty	8.8	45.4	11.2	24.4	33.7	(11.9)	10.3	3.7	3.8
Other	1.1	4.4	116.6	(74.6)	(48.9)	(50.3)	—	3.9	3.9
Total	$186.4	$521.3	$226.5	$190.9	$187.9	$(32.0)	$94.8	$50.9	$56.5

	As of December 31, 2003			For the Year Ended December 31, 2003
Financial guaranty direct	$1.2	$29.5	$29.9	$71.1	$70.2	$16.3	$11.8	$2.2	$8.9
Financial guaranty reinsurance	157.3	407.7	72.8	163.1	92.9	25.7	44.1	33.6	12.0
Mortgage guaranty	6.4	55.1	24.1	24.4	27.6	(0.7)	11.4	4.1	4.2
Other	13.8	133.1	395.7	90.6	120.2	103.3	29.0	25.0	15.9
Total	$178.7	$625.4	$522.6	$349.2	$310.9	$144.6	$96.3	$64.9	$41.0

(1)          Some amounts may not foot due to rounding.

(2)          During 2005 the Company implemented a new operating expense methodology to more closely apply expenses to the individual operating segments starting with 2004, the year of the IPO.

(3)          2004 total excludes $11.3 million of operating expenses, included in other operating expenses on the consolidated statements of operation and comprehensive income, related to the accelerated vesting of stock awards at the IPO date.

Schedule IV—Reinsurance

Net Earned Premiums (in millions of U.S. dollars)(1):

	For the Year Ended December 31, 2005
Type of Business:	Direct	Ceded	Assumed	Net	Percentage of assumed to net
Financial guaranty	$77.3	$3.6	$106.4	$180.1	59.1%
Mortgage guaranty	—	0.4	19.0	18.6	102.2%
Life	—	3.3	3.3	—	NMF
Other	—	30.2	30.2	—	NMF
	$77.3	$37.5	$158.9	$198.7	80.0%

	For the Year Ended December 31, 2004
Financial guaranty	$96.2	$5.8	$118.6	$209.1	56.7%
Mortgage guaranty	—	0.4	34.1	33.7	101.2%
Title	—	0.6	3.8	3.2	118.8%
Life	—	3.4	3.4	—	NMF
Other	—	96.9	38.8	(58.1)	NMF
	$96.2	$107.1	$198.7	$187.9	105.7%

	For the Year Ended December 31, 2003
Financial guaranty	$133.8	$9.8	$100.8	$224.8	44.8%
Mortgage guaranty	—	0.4	28.0	27.6	101.4%
Title	—	0.3	11.0	10.7	102.8%
Life	—	4.5	4.4	(0.1)	NMF
Other	0.1	11.3	59.1	47.9	123.4%
	$133.9	$26.3	$203.3	$310.9	65.4%

(1)          Some amounts may not foot due to rounding.

NMF = Not meaningful

Schedule V—Valuation and Qualifying Accounts (in millions of U.S. dollars)

Valuation and qualifying accounts for the years ended December 31, 2005, 2004 and 2003 are as follows:

		Balance at beginning of year	Charged to Expense/Deduction		Balance at end of year
2005	Tax valuation allowance	$7.0	$—		$7.0
	Allowance for Uncollectible Reinsurance	21.1	(21.1	)(1)	—
	Total	$28.1	$(21.1)		$7.0
2004	Tax valuation allowance	$7.0	$—		$7.0
	Allowance for Uncollectible Reinsurance	21.1	—		21.1
	Total	$28.1	$—		$28.1
2003	Tax valuation allowance	$7.0	$—		$7.0
	Allowance for Uncollectible Reinsurance	—	21.1		21.1
	Total	$7.0	$21.1		$28.1

(1)          This item had no income statement impact, as it was offset by an equal change in Funds held liability.