Form 10-Q
period 2006-03-31
ASSURED GUARANTY LTD
filed 2006-05-10
CIK 1273813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

(441) 299-9375
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

The number of registrant’s Common Shares ($0.01 par value) outstanding as of May 1, 2006 was 73,930,701.

ASSURED GUARANTY LTD.

INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements:
Consolidated Balance Sheets as of March 31, 2006 (unaudited) and December 31, 2005
Consolidated Statements of Operations and Comprehensive Income (unaudited) for the Three Months Ended March 31, 2006 and 2005
Consolidated Statements of Shareholders’ Equity (unaudited) for the Three Months Ended March 31, 2006
Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2006 and 2005
Notes to Consolidated Financial Statements (unaudited)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Assured Guaranty Ltd.
Consolidated Balance Sheets
(in thousands of U.S. dollars except per share and share amounts)
(Unaudited)

	March 31,	December 31,
	2006	2005

Assets
Fixed maturity securities, at fair value (amortized cost: $2,090,157 in 2006 and $2,082,363 in 2005)	$2,114,115	$2,133,997
Short-term investments, at cost which approximates fair value	134,981	115,826
Total investments	2,249,096	2,249,823
Cash and cash equivalents	3,746	6,190
Accrued investment income	21,767	22,676
Deferred acquisition costs	195,897	193,442
Prepaid reinsurance premiums	13,344	12,478
Reinsurance recoverable on ceded losses	12,158	12,350
Premiums receivable	26,984	33,011
Goodwill	85,417	85,417
Unrealized gains on derivative financial instruments	52,202	53,037
Current income taxes receivable	3,101	3,005
Other assets	14,281	17,694
Total assets	$2,677,993	$2,689,123

Liabilities and shareholders’ equity
Liabilities
Unearned premium reserves	$540,744	$537,149
Reserves for losses and loss adjustment expenses	117,171	121,219
Profit commissions payable	28,048	52,993
Reinsurance balances payable	9,060	3,724
Deferred income taxes	25,390	26,629
Funds held by Company under reinsurance contracts	21,962	19,186
Unrealized losses on derivative financial instruments	11,788	12,652
Long-term debt	197,352	197,344
Other liabilities	53,061	56,714
Total liabilities	1,004,576	1,027,610
Commitments and contingencies
Shareholders’ equity
Common stock ($0.01 par value, 500,000,000 shares authorized; 73,801,852 and 74,761,577 shares issued and outstanding in 2006 and 2005)	738	748
Additional paid-in capital	870,415	881,998
Unearned stock grant compensation	—	(14,756)
Retained earnings	779,939	747,691
Accumulated other comprehensive income	22,325	45,832
Total shareholders’ equity	1,673,417	1,661,513
Total liabilities and shareholders’ equity	$2,677,993	$2,689,123

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Consolidated Statements of Operations and Comprehensive Income
(in thousands of U.S. dollars except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2006	2005

Revenues
Gross written premiums	$55,384	$78,097
Ceded premiums	(4,600)	(1,628)
Net written premiums	50,784	76,469
Increase in net unearned premium reserves	(2,729)	(28,379)
Net earned premiums	48,055	48,090
Net investment income	26,238	23,132
Net realized investment (losses) gains	(1,006)	1,791
Unrealized gain on derivative financial instruments	29	3,072
Other income	—	283
Total revenues	73,316	76,368

Expenses
Loss and loss adjustment expenses	(382)	(9,396)
Profit commission expense	1,308	987
Acquisition costs	10,785	10,216
Other operating expenses	17,150	14,508
Interest expense	3,375	3,296
Other expense	614	—
Total expenses	32,850	19,611

Income before provision for income taxes	40,466	56,757
Provision for income taxes
Current	2,643	5,083
Deferred	2,941	7,326
Total provision for income taxes	5,584	12,409
Net income	34,882	44,348
Other comprehensive income, net of taxes
Unrealized holding losses on fixed maturity securities arising during the period	(24,060)	(20,638)
Reclassification adjustment for realized losses (gains) included in net income	658	(1,501)
Change in net unrealized gains on fixed maturity securities	(23,402)	(22,139)
Cash flow hedge	(105)	(105)
Other comprehensive loss, net of tax	(23,507)	(22,244)
Comprehensive income	$11,375	$22,104

Earnings per share:
Basic	$0.47	$0.60
Diluted	$0.47	$0.59
Dividends per share	$0.035	$0.03

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Consolidated Statements of Shareholders’ Equity
For the Three Months Ended March 31, 2006
(in thousands of U.S. dollars except per share amounts)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Unearned Stock Grant Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, December 31, 2005	$748	$881,998	$(14,756)	$747,691	$45,832	$1,661,513
Net income	—	—	—	34,882	—	34,882
Dividends ($0.035 per share)	—	—	—	(2,634)	—	(2,634)
Share activity under options and incentive plans, net	—	(622)	—	—	—	(622)
Cash flow hedge, net of tax of $(56)	—	—	—	—	(105)	(105)
Unrealized loss on fixed maturity securities, net of tax of $(4,066)	—	—	—	—	(23,402)	(23,402)
Reclassification due to adoption of FAS 123R	(10)	(14,746)	14,756	—	—	—
Share-based compensation	—	3,785	—	—	—	3,785
Balance, March 31, 2006	$738	$870,415	$—	$779,939	$22,325	$1,673,417

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Consolidated Statements of Cash Flows
(in thousands of U.S. dollars)
(Unaudited)

	Three Months Ended March 31,
	2006	2005

Operating activities
Net income	$34,882	$44,348
Adjustments to reconcile net income to net cash flows provided by operating activities:
Non-cash interest and operating expenses	3,893	1,493
Net amortization of premium on fixed maturity securities	1,521	1,673
Provision for deferred income taxes	2,941	7,326
Net realized investment (losses)gains	1,006	(1,791)
Change in unrealized gains on derivative financial instruments	(29)	(3,072)
Change in deferred acquisition costs	(2,455)	(5,845)
Change in accrued investment income	909	(1,206)
Change in premiums receivable	6,027	(1,913)
Change in prepaid reinsurance premiums	(866)	924
Change in unearned premium reserves	3,595	27,464
Change in reserves for losses and loss adjustment expenses, net	1,480	(2,303)
Change in profit commissions payable	(24,945)	(17,790)
Change in funds held by Company under reinsurance contracts	2,776	1,631
Change in current income taxes	(96)	1,017
Tax benefit from employee stock options	—	4,059
Other	(10,229)	1,166
Net cash flows provided by operating activities	20,410	57,181

Investing activities
Fixed maturity securities:
Purchases	(260,522)	(317,195)
Sales	259,952	169,515
(Purchases) sales of short-term investments, net	(19,238)	112,309
Net cash flows used in investing activities	(19,808)	(35,371)

Financing activities
Dividends paid	(2,632)	(2,274)
Share activity under option and incentive plans	(436)	—
Repurchases of common stock	—	(14,740)
Net cash flows used in financing activities	(3,068)	(17,014)
Effect of exchange rate changes	22	(51)

(Decrease) increase in cash and cash equivalents	(2,444)	4,745
Cash and cash equivalents at beginning of period	6,190	16,978
Cash and cash equivalents at end of period	$3,746	$21,723

Supplementary cash flow information
Cash paid during the period for:
Income taxes	$2,740	$—

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements
March 31, 2006
(Unaudited)

1. Business and Organization

Assured Guaranty Ltd. (the “Company”) is a Bermuda-based holding company which provides, through its operating subsidiaries, credit enhancement products to the public finance, structured finance and mortgage markets. Credit enhancement products are financial guarantees or other types of support, including credit derivatives, that improve the credit of underlying debt obligations. Assured Guaranty Ltd. applies its credit expertise, risk management skills and capital markets experience to develop insurance, reinsurance and derivative products that meet the credit enhancement needs of its customers. Under a reinsurance agreement, the reinsurer, in consideration of a premium paid to it, agrees to indemnify another insurer, called the ceding company, for part or all of the liability of the ceding company under one or more insurance policies that the ceding company has issued. A derivative is a financial instrument whose characteristics and value depend upon the characteristics and value of an underlying security. Assured Guaranty Ltd. markets its products directly to and through financial institutions, serving the U.S. and international markets. Assured Guaranty Ltd.’s financial results include four principal business segments: financial guaranty direct, financial guaranty reinsurance, mortgage guaranty and other. These segments are further discussed in Note 9.

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

The Company has participated in several lines of business that are reflected in its historical financial statements but that the Company exited in connection with the IPO, including, but not limited to, equity layer credit protection, trade credit reinsurance and title reinsurance. These lines of business make up the Company’s other segment.

2. Basis of Presentation

The unaudited interim consolidated financial statements, which include the accounts of the Company, have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial condition, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited interim consolidated financial statements cover the three-month period ended March 31, 2006 (“First Quarter 2006”) and the three-month period ended March 31, 2005 (“First Quarter 2005”). Operating results for the three-month periods ended March 31, 2006 and 2005 are not necessarily indicative of the results that may be expected for a full year. Certain items in the prior year unaudited interim consolidated financial statements have been reclassified to conform with the current period presentation. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission.

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

3. Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“FAS 155”) which amends FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”), and addresses issues raised in FAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” The primary objectives of FAS 155 are: (i) with respect to FAS 133, to address the accounting for beneficial interests in securitized financial assets and (ii) with respect to FAS 140, eliminate a restriction on the passive derivative instruments that a qualifying special purpose entity may hold. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently evaluating the implications of FAS 155 on its financial statements.

4. Impact of Reinsurance Transactions

To limit its exposure on assumed risks, at the time of the IPO, the Company entered into certain proportional and non-proportional retrocessional agreements with other insurance companies, primarily subsidiaries of ACE Limited (“ACE”), to cede a portion of the risk underwritten by the Company. In addition, the Company enters into reinsurance agreements with non-affiliated companies to limit its exposure to risk on an on-going basis.

In the event that any or all of the reinsurers are unable to meet their obligations, the Company would be liable for such defaulted amounts. Direct, assumed, and ceded amounts were as follows:

	Three Months Ended March 31,
	2006	2005
	(in thousands of U.S. dollars)
Premiums Written
Direct	$30,248	$23,755
Assumed	25,136	54,342
Ceded	(4,600)	(1,628)
Net	$50,784	$76,469
Premiums Earned
Direct	$21,228	$21,230
Assumed	30,528	29,412
Ceded	(3,701)	(2,552)
Net	$48,055	$48,090
Loss and Loss Adjustment Expenses
Direct	$(3,031)	$(2,067)
Assumed	3,292	(9,189)
Ceded	(643)	1,860
Net	$(382)	$(9,396)

Net written premiums for First Quarter 2006 were $50.8 million compared with  $76.5 million for First Quarter 2005. Gross written premiums from our financial guaranty direct operations increased $6.4 million in 2006 compared with 2005, as we continue to execute our direct business strategy.  Offsetting this increase was a  $10.4 million and $4.8 million reduction in treaty and facultative assumed premiums, respectively. Further offsetting the financial guaranty direct increase was an excess of loss reinsurance transaction of  $16.3 million written during First Quarter 2005 in our mortgage guaranty segment.

Loss and loss adjustment expenses (“LAE”) were $(0.4) million and $(9.4) million for First Quarter 2006 and First Quarter 2005, respectively. During First Quarter 2006, the Company increased the financial guaranty reinsurance segment’s case reserves $2.6 million and also incurred and paid a $0.6 million loss in this segment. Offsetting these increases was a $3.2 million settlement of a sub-prime mortgage transaction, offset by a related $0.7 million subrogation receivable and a $4.5 million release of case reserves in our financial guaranty direct segment and a litigation recovery of $1.2 million in our other segment. During First Quarter 2005 the Company recovered $6.8 million relating to a reinsurance claim incurred in 1998 and 1999. This recovery was received in connection with the completion of two settlements and is shown in the statements of operations and comprehensive income in loss and loss adjusted expenses. Recovery efforts relating to this and other claims are continuing. In addition, during First Quarter 2005,  the Company recovered $1.1 million relating to a litigation recovery.

Reinsurance recoverable on ceded losses and LAE as of March 31, 2006 and December 31, 2005 were $12.2 million and $12.4 million, respectively and are all related to our other segment. Of these amounts, $12.1 million and $12.3 million, respectively, relate to reinsurance agreements with ACE.

The following summarizes the Company’s gross written premiums by significant client:

	Three Months Ended March 31,
Gross Written Premiums by Client	2006	2005
	($ in millions)
Financial Security Assurance Inc.	$7.5	$22.2
Ambac Assurance Corporation	4.3	10.7
MBIA Insurance Corporation	3.5	4.6
Financial Guaranty Insurance Company	3.4	2.3

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

On April 10, 2006, the Company’s wholly owned subsidiary, Assured Guaranty Re Overseas Ltd. (“AGRO”), and a number of other parties, completed a settlement with JP Morgan Chase & Co. and certain of its related entities and affiliated persons, all of which were among the defendants in the In re: National Century Financial Enterprises Inc. Investment Litigation now pending in the United States District Court for the Southern District of Ohio - Eastern District. AGRO received approximately $8.0 million (pre-tax) in April 2006, from the settlement. AGRO originally paid claims in 1999 of approximately $41.7 million (pre-tax) related to National Century Financial Enterprises Inc. To date, including the settlement described above, the Company has recovered $14.5 million (pre-tax). This is a partial settlement of the litigation, and the litigation will continue against other parties.

In April 2005, Assured Guaranty Corp. (“AGC”) received a Notice of Order to Preserve (“Order”) from the Office of the Commissioner of Insurance, State of Georgia (“Commissioner”). The Order was directed to “ACE Limited, and all affiliates” and requires the preservation of documents and other items related to “finite insurance” and a broad group of other insurance and reinsurance agreements. Also in April 2005, AGC, and numerous other insurers, received a subpoena from the Commissioner related to the “initial phase” of the Commissioner’s investigation into “finite-risk” transactions. The subpoena requests information on AGC’s assumed and ceded reinsurance contracts in force during 2004. AGC is cooperating with the Commissioner.

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

Senior Notes

On May 18, 2004, Assured Guaranty US Holdings Inc., a subsidiary of the Company, issued $200.0 million of 7.0% Senior Notes due 2034 for net proceeds of $197.3 million. The proceeds of the offering were used to repay substantially all of a $200.0 million promissory note issued to a subsidiary of ACE in April 2004 as part of the initial public offering (“IPO”) related formation transactions. The coupon on the Senior Notes is 7.0%, however, the effective rate will be approximately 6.4%, taking into account the effect of a cash flow hedge executed by the Company in March 2004. The Company recorded interest expense of $3.3 million, including $0.2 million of amortized gain on the cash flow hedge, for both the three months ended March 31, 2006 and 2005. These Senior Notes are fully and unconditionally guaranteed by Assured Guaranty Ltd.

Credit Facilities

$300.0 million Credit Facility

On April 15, 2005, Assured Guaranty Ltd. and certain of its subsidiaries entered into a $300.0 million three-year unsecured revolving credit facility (the “$300.0 million credit facility”) with a syndicate of banks, for which ABN AMRO Incorporated and Bank of America, N.A. acted as lead arrangers and KeyBank National Association (“KeyBank”) acted as syndication agent. Under the $300.0 million credit facility, each of AGC, AG (UK), a subsidiary of AGC organized under the laws of the United Kingdom, Assured Guaranty Ltd., Assured Guaranty Re Ltd. (“AG Re”) a subsidiary of the Company and AGRO are entitled to request the banks to make loans to such borrower or to request that letters of credit be issued for the account of such borrower. Two letters of credit have been issued, both on behalf of AGRO, with an aggregate stated amount of approximately $20.7 million.

If drawn, the proceeds of the loans and letters of credit are to be used for working capital and other general corporate purposes of the borrowers and to support reinsurance transactions.

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

The $300.0 million credit facility’s financial covenants require that Assured Guaranty Ltd. (a) maintain a minimum net worth of $1.2 billion, (b) maintain an interest coverage ratio of at least 2.5:1, and (c) maintain a maximum debt-to-capital ratio of 30%. In addition, the $300.0 million credit facility requires that AGC: (x) maintain qualified statutory capital of at least 80% of its statutory capital as of the fiscal quarter prior to the closing date of the facility and (y) maintain a ratio of aggregate net par outstanding to qualified statutory capital of not more than 150:1. Furthermore, the $300.0 million credit facility contains restrictions on Assured Guaranty Ltd. and its subsidiaries, including, among other things, in respect of their ability to incur debt, permit liens, become liable in respect of guaranties, make loans or investments, pay dividends or make distributions, dissolve or become party to a merger, consolidation or acquisition, dispose of assets or enter into affiliate transactions. Most of these restrictions are subject to certain minimum thresholds and exceptions. A default by one borrower will give rise to a right of the lenders to terminate the facility and accelerate all amounts then outstanding. As of March 31, 2006 and December 31, 2005, Assured Guaranty was in compliance with all of those financial covenants.

As of March 31, 2006 and December 31, 2005, no amounts were outstanding under this facility nor have there been any borrowings under this facility.

Non-Recourse Credit Facility

AGC is also party to a non-recourse credit facility with a syndicate of banks which provides up to $175.0 million specifically designed to provide rating agency-qualified capital to further support AGC’s claims paying resources. The facility expires in December 2010. As of March 31, 2006 and December 31, 2005, no amounts were outstanding under this facility nor have there been any borrowings under the life of this facility.

The Company’s failure to comply with certain covenants under the Company’s credit facilities could, subject to grace periods in the case of certain covenants, result in an event of default. This could require the Company to repay any outstanding borrowings in an accelerated manner.

Committed Capital Securities

On April 8, 2005, AGC entered into four separate agreements with four different unaffiliated custodial trusts pursuant to which AGC may, at its option, cause each of the custodial trusts to purchase up to $50.0 million of perpetual preferred stock of AGC. The custodial trusts were created as a vehicle for providing capital support to AGC by allowing AGC to obtain immediate access to new capital at its sole discretion at any time through the exercise of the put option. If the put options were exercised, AGC would receive $200.0 million in return for the issuance of its own perpetual preferred stock, the proceeds of which may be used for any purpose including the payment of claims. The put options were not exercised as of March 31, 2006. Initially, all of the CCS Securities were issued to a special purpose pass-through trust (the “Pass-Through Trust”). The Pass-Through Trust is a newly created statutory trust organized under the Delaware Statutory Trust Act formed for the purposes of (i) issuing $200,000,000 of Pass-Through Trust Securities to qualified institutional buyers within the meaning of Rule 144A under the Securities Act of 1933, as amended, (ii) investing the proceeds from the sale of the Pass-Through Trust Securities in, and holding, the CCS Securities issued by the Custodial Trusts and (iii) entering into related agreements. Neither the Pass-Through Trust nor the Custodial Trusts are consolidated in Assured Guaranty Ltd.’s financial statements.

During First Quarter 2006, AGC incurred $0.6 million of put option premiums which are an on-going expense. These expenses are presented in the Company’s unaudited interim consolidated statements of operations and comprehensive income under other expense.

7. Share-Based Compensation

Effective January 1, 2006, the Company adopted FAS No. 123 (revised), “Share-Based Payment” (“FAS 123R”), which replaces FAS No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). FAS 123R requires all share-based compensation transactions with employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period based on their relative fair values.

Prior to the adoption of FAS 123R, the Company followed the guidance of APB 25 and did not record share-based compensation expense related to employee stock options in the statement of operations, since for all grants the exercise price was equal to the market value of the common stock on the grant date.

The Company elected to use the modified prospective transition method for implementing FAS 123R. Under this transition method, compensation expense includes:  (a) compensation expense for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation expense for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R. Because we elected to use the modified prospective transition method, results for prior periods have not been restated and new awards are valued and accounted for prospectively upon adoption.

Beginning January 1, 2006, upon adoption of FAS 123R, the Company recorded share-based compensation for the cost of stock options, restricted stock and the Stock Purchase Plan. Share-based compensation expense in First Quarter 2006 was $3.2 million ($2.7 million after tax). The effect on basic and diluted earnings per share for First Quarter 2006 was $0.04. Included in First Quarter 2006 expense was $0.6 million for stock award grants to retirement-eligible employees. The amount of share-based compensation capitalized in First Quarter 2006 as deferred acquisition costs (“DAC”) was $0.6 million. Share-based compensation expense in First Quarter 2005 was $1.4 million ($1.2 million after tax), respectively. FAS 123R requires these awards to be expensed over the period through the date the employee first becomes eligible to retire  and is no longer required to provide service to earn part or all of the award, regardless of the employees intent of retirement. The following table presents pre-DAC and pre-tax, share-based compensation cost by share-based type:

	Three Months Ended March 31,
(in thousands of U.S. dollars)	2006	2005
Share-Based Employee Cost
Restricted Stock
Recurring amortization	$1,807	$1,179
Accelerated amortization for retirement eligible employees	443	—
Subtotal	2,250	1,179
Stock Options
Recurring amortization	1,044	—
Accelerated amortization for retirement eligible employees	205	—
Subtotal	1,249	—
ESPP	32	—
Total Share-Based Employee Cost	3,531	1,179
Share-Based Directors Cost
Restricted Stock	67	30
Restricted Stock Units	184	158
Total Share-Based Directors Cost	251	188
Total Share-Based Cost	$3,782	$1,367

For First Quarter 2005, had the compensation expense been determined in accordance with the fair value method recommended in FAS 123, the Company’s net income and net income per share would have been adjusted to the pro forma amounts indicated below:

(in thousands of U.S. dollars, except per share amounts)	Three Months Ended March 31, 2005
Net income as reported	$44,348
Add: Stock-based compensation expense included in reported net income, net of income tax	1,208
Deduct: Compensation expense, in accordance with FAS 123, net of income tax	2,307
Pro forma net income	$43,249

Basic Earnings Per Share:
As reported	$0.60
Pro forma	$0.58
Diluted Earnings Per Share:
As reported	$0.59
Pro forma	$0.58

Assured Guaranty Ltd. Share-Based Compensation Plans

As of April 27, 2004, the Company adopted the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (the “Incentive Plan”). The Incentive Plan authorizes the grant of incentive stock options, non-qualified stock options, stock appreciation rights, and full value awards that are based on the Company’s common shares. The number of common shares that may be delivered under the Incentive Plan may not exceed 7,500,000. As of March 31, 2006, 2,583,545 common shares were available for grant under the Incentive Plan. In January 2005, the Company implemented the Stock Purchase Plan (“Stock Purchase Plan”) in accordance with Internal Revenue Code Section 423. The Company reserved for issuance and purchases under the Stock Purchase Plan 100,000 shares of its common stock. As of March 31, 2006, 80,512 common shares were available for grant under the Stock Purchase Plan. The Incentive Plan and the Stock Purchase Plan are described more fully in the Company’s 2005 Annual Report on Form 10-K.

Stock Options

Nonqualified or incentive stock options may be granted to employees and directors of the Company.  To date, the Company has only issued nonqualified stock options. All stock options granted to employees vest in equal annual installments over a three-year period and expire 10 years from the date of grant. None of our options have a performance or market condition. The following table summarizes stock option activity for the three months ended March 31, 2006:

Options	Options for Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value(1) (in thousands)
Outstanding at December 31, 2005	2,457,302	$18.05
Granted	777,967	$25.50
Exercised	(10,669)	$17.99
Forfeited	(6,432)	$18.01
Outstanding at March 31, 2006	3,218,168	$19.84	8.5	$16,562
Vested and exercisable at March 31, 2006	804,072	$17.93	7.8	$5,686

(1)          The aggregate intrinsic value was calculated based on the positive difference between the closing price of the Company’s common stock on March 31, 2006 (i.e. $25.00) and the weighted average exercise price of the underlying options.

The Company recorded $1.2 million ($1.0 million after tax) in share-based compensation related to stock options during First Quarter 2006. As of March 31, 2006 the total unrecognized compensation expense related to outstanding non-vested stock options was $6.2 million, which will be adjusted in the future for actual forfeitures. The Company expects to recognize that expense over the weighted-average remaining service period of 1.7 years.

The weighted-average grant-date fair value of options granted were $6.71 and $4.51 for First Quarter 2006 and First Quarter 2005, respectively. The fair value of options issued is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants in 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Dividend yield	0.5%	0.7%
Expected volatility	20.44%	20.80%
Risk free interest rate	4.6%	4.1%
Expected life	5 years	5 years
Forfeiture rate	6.0%	6.0%

These assumptions were based on the following:

•                  The expected dividend yield is based on the current expected annual dividend and company share price on the grant date,

•                  Expected volatility is estimated at the date of grant based on the historical share price volatility, calculated on a daily basis,

•                  The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term to the granted stock options,

•                  The expected life is based on the average expected term of our guideline companies, which are defined as similar entities, since the Company has insufficient expected life data.

•                  The forfeiture rate is based on the rate used by our guideline companies, since  the Company has insufficient forfeiture data. Estimated forfeitures will be reassessed at each balance sheet date and may change based on new facts and circumstances.

For options granted before January 1, 2006, the Company amortizes the fair value on an accelerated basis. For options granted on or after January 1, 2006, the Company amortizes the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods, with the exception of retirement-eligible employees. For retirement-eligible employees options are amortized over the period through the date the employee first becomes eligible to retire and is no longer required to provide service to earn part or all of the award. The Company may elect to use different assumptions under the Black-Scholes option valuation model in the future, which could materially affect the Company’s net income or earnings per share.

The total intrinsic value of options exercised during for First Quarter 2006 was $0.1 million. During First Quarter 2006, an immaterial amount of  cash was received from the exercise of stock options and a corresponding immaterial related tax benefit was recorded. No options were exercised during First Quarter 2005. The Company has a policy of issuing new shares to satisfy stock option exercises.

Restricted Stock Awards

The Company has granted restricted stock awards to employees and directors of the Company. Restricted stock awards generally vest in equal annual installments over a four-year period.  Restricted stock awards are amortized over the requisite service periods of the awards, which are generally the vesting periods, with the exception of retirement-eligible employees, discussed above. Prior to the adoption of FAS 123R, the Company presented restricted stock issuances on the balance sheet in common stock and additional paid-in capital with an offset in unearned stock grant compensation as a separate component of shareholders’ equity. In accordance with the provisions of FAS 123R, on January 1, 2006, the Company reclassified the balance in unearned stock grant compensation to common stock and additional paid-in capital in shareholders’ equity. The following table summarizes restricted stock award activity for the three months ended March 31, 2006:

Nonvested Shares	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2005	1,021,124	$18.12
Granted	444,533	$25.50
Vested	(82,168)	$18.03
Forfeited	(3,549)	$18.01
Nonvested at March 31, 2006	1,379,940	$20.50

The Company recorded $2.3 million ($1.8 million after tax) in share-based compensation, related to restricted stock awards, during First Quarter 2006. Restricted stock awards are expensed on a straight-line basis over the vesting period. As of March 31, 2006 the total unrecognized compensation cost related to outstanding nonvested restricted stock awards was $23.4 million, which the Company expects to recognize over the weighted-average remaining service period of 2.6 years.

Restricted Stock Units

The Company has granted restricted stock units to directors of the Company. Restricted stock units vest over a one-year period. The following table summarizes restricted stock unit activity (excluding dividend equivalents) for the three months ended March 31, 2006:

Nonvested Stock Units	Number of Stock Units	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2005	36,301	$20.25
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Nonvested at March 31, 2006	36,301	$20.25

The Company recorded $0.2 million ($0.2 million after tax) in share-based compensation during First Quarter 2006. The compensation for restricted stock units is expensed on a straight-line basis over the vesting period. As of March 31, 2006, the total unrecognized compensation cost related to outstanding nonvested restricted stock units was $0.1 million, which the Company expects to recognize over the weighted-average remaining service period of 0.1 years.

Employee Stock Purchase Plan

Participation in the Stock Purchase Plan is available to all eligible employees. Maximum annual purchases by participants are limited to the number of whole shares that can be purchased by an amount equal to 10 percent of the participant’s compensation or, if less, shares having a value of $25,000. Participants may purchase shares at a purchase price equal to 85 percent of the lesser of the fair market value of the stock on the first day or the last day of the subscription period. The Company recorded $32,000 ($23,000 after tax) in share-based compensation during First Quarter 2006.

8. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended March 31,
	2006	2005
	(in thousands of U.S. dollars except per share amounts)
Net income	$34,882	$44,348
Basic shares	73,768	74,458
Effect of dilutive securities:
Stock awards	1,085	445
Diluted shares	74,853	74,903
Basic EPS	$0.47	$0.60
Diluted EPS	$0.47	$0.59

9. Segment Reporting

The Company has four principal business segments: (1) financial guaranty direct, which includes transactions whereby the Company provides an unconditional and irrevocable guaranty that indemnifies the holder of a financial obligation against non-payment of principal and interest when due, and could take the form of a credit derivative; (2) financial guaranty reinsurance, which includes agreements whereby the Company is a reinsurer and agrees to indemnify a primary insurance company against part or all of the loss which the latter may sustain under a policy it has issued; (3) mortgage guaranty, which includes mortgage guaranty insurance and reinsurance whereby the Company provides protection against the default of borrowers on mortgage loans; and (4) other, which includes several lines of business in which the Company is no longer active, including, but not limited to equity layer credit protection, trade credit reinsurance and title reinsurance.

The Company does not segregate assets and liabilities at a segment level since management reviews and controls these assets and liabilities on a consolidated basis. The Company allocates operating expenses to each segment based on a comprehensive cost study. During 2006, the Company implemented a new operating expense methodology to more closely apply expenses to the individual operating segments. This new methodology was based on a comprehensive study and is based on departmental time estimates and headcount. 2005 amounts have been restated to show this new methodology on a comparative basis. Management uses underwriting gains as the primary measure of each segment’s financial performance.

The following table summarizes the components of underwriting gain for each reporting segment:

	Three Months Ended March 31, 2006
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
Gross written premiums	$30.2	$18.8	$2.6	$3.8	$55.4
Net written premiums	29.7	18.5	2.6	—	50.8
Net earned premiums	20.7	23.3	4.2	—	48.1
Loss and loss adjustment expenses	(1.8)	2.8	(0.2)	(1.2)	(0.4)
Profit commission expense	—	0.4	0.9	—	1.3
Acquisition costs	1.8	8.7	0.3	—	10.8
Other operating expenses	13.4	3.4	0.3	—	17.2
Underwriting gain	$7.2	$8.0	$2.8	$1.2	$19.2

	Three Months Ended March 31, 2005
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)

Gross written premiums	$23.8	$34.0	$19.4	$0.9	$78.1
Net written premiums	23.1	34.0	19.4	—	76.5
Net earned premiums	20.4	23.0	4.6	—	48.1
Loss and loss adjustment expenses	(1.5)	(7.1)	0.2	(1.1)	(9.4)
Profit commission expense	—	—	1.0	—	1.0
Acquisition costs	1.5	8.1	0.5	—	10.2
Other operating expenses	11.4	2.8	0.3	—	14.5
Underwriting gain	$9.0	$19.2	$2.6	$1.1	$31.9

The following is a reconciliation of total underwriting gain to income before provision for income taxes for the periods ended:

	Three Months Ended March 31,
	2006	2005
	(in millions of U.S. dollars)

Total underwriting gain	$19.2	$31.9
Net investment income	26.2	23.1
Net realized investment (losses)gains	(1.0)	1.8
Unrealized gains on derivative financial instruments	—	3.1
Other income	—	0.3
Interest expense	(3.4)	(3.3)
Other expense	(0.6)	—
Income before provision for income taxes	$40.5	$56.8

The following table provides the lines of businesses from which each of the Company’s segments derive their net earned premiums:

	Three Months Ended March 31,
	2006	2005
	(in millions of U.S. dollars)
Financial guaranty direct:
Public finance	$1.1	$0.1
Structured finance	19.6	20.3
Total	20.7	20.4

Financial guaranty reinsurance:
Public finance	15.6	11.0
Structured finance	7.7	12.0
Total	23.3	23.0

Mortgage guaranty:
Mortgage guaranty	4.2	4.6
Total net earned premiums	$48.1	$48.1

The other segment had an underwriting gain of $1.2 million and $1.1 million for First Quarter 2006 and First Quarter 2005, respectively, as the equity layer credit protection business recorded loss recoveries in both periods.

10. Subsidiary Information

The following tables present the unaudited condensed consolidated financial information for Assured Guaranty Ltd., Assured Guaranty US Holdings Inc., of which AGC is a subsidiary and other subsidiaries of Assured Guaranty Ltd. as of March 31, 2006 and December 31, 2005 and for the three months ended March 31, 2006 and 2005.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2006

(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)

Assets
Total investments and cash	$76	$1,132,042	$1,120,724	$—	$2,252,842
Investment in subsidiaries	1,687,289	—	—	(1,687,289)	—
Deferred acquisition costs	—	75,660	120,237	—	195,897
Reinsurance recoverable	—	11,504	4,147	(3,493)	12,158
Goodwill	—	85,417	—	—	85,417
Premiums receivable	—	18,306	14,491	(5,813)	26,984
Other	744	95,705	49,764	(41,518)	104,695
Total assets	$1,688,109	$1,418,634	$1,309,363	$(1,738,113)	$2,677,993

Liabilities and shareholders’ equity

Liabilities
Unearned premium reserves	$—	$196,391	$368,650	$(24,297)	$540,744
Reserves for losses and loss adjustment expenses	—	64,822	55,842	(3,493)	117,171
Profit commissions payable	—	3,790	24,258	—	28,048
Deferred income taxes	—	33,020	(7,630)	—	25,390
Long-term debt	—	197,352	—	—	197,352
Other	14,692	48,653	55,560	(23,034)	95,871
Total liabilities	14,692	544,028	496,680	(50,824)	1,004,576
Total shareholders’ equity	1,673,417	874,606	812,683	(1,687,289)	1,673,417
Total liabilities and shareholders’ equity	$1,688,109	$1,418,634	$1,309,363	$(1,738,113)	$2,677,993

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2005

(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Assets
Total investments and cash	$163	$1,116,387	$1,139,463	$—	$2,256,013
Investment in subsidiaries	1,665,392	—	—	(1,665,392)	—
Deferred acquisition costs	—	73,803	119,639	—	193,442
Reinsurance recoverable	—	11,410	4,108	(3,168)	12,350
Goodwill	—	85,417	—	—	85,417
Premiums receivable	—	17,168	17,278	(1,435)	33,011
Other	1,172	107,211	27,121	(26,614)	108,890
Total assets	$1,666,727	$1,411,396	$1,307,609	$(1,696,609)	$2,689,123

Liabilities and shareholders’ equity

Liabilities
Unearned premium reserves	$—	$196,435	$362,273	$(21,559)	$537,149
Reserves for losses and loss adjustment expenses	—	63,491	60,896	(3,168)	121,219
Profit commissions payable	—	4,237	48,756	—	52,993
Deferred income taxes	—	35,997	(9,368)	—	26,629
Long-term debt	—	197,344	—	—	197,344
Other	5,214	55,384	38,168	(6,490)	92,276
Total liabilities	5,214	552,888	500,725	(31,217)	1,027,610
Total shareholders’ equity	1,661,513	858,508	806,884	(1,665,392)	1,661,513
Total liabilities and shareholders’ equity	$1,666,727	$1,411,396	$1,307,609	$(1,696,609)	$2,689,123

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments *	Assured Guaranty Ltd. (Consolidated)

Revenues
Net premiums written	$—	$25,117	$25,667	$—	$50,784
Net premiums earned	—	26,729	21,326	—	48,055
Net investment income	—	12,829	13,421	(12)	26,238
Net realized investment (losses) gains	—	(1,146)	140	—	(1,006)
Unrealized gains (losses) on derivative financial instruments	—	720	(691)	—	29
Equity in earnings of subsidiaries	38,342	—	—	(38,342)	—
Other revenues	—	—	—	—	—
Total revenues	38,342	39,132	34,196	(38,354)	73,316

Expenses
Loss and loss adjustment expenses	—	2,045	(2,427)	—	(382)
Acquisition costs and other operating expenses	3,450	15,294	10,499	—	29,243
Other	10	3,978	1	—	3,989
Total expenses	3,460	21,317	8,073	—	32,850
Income before provision for income taxes	34,882	17,815	26,123	(38,354)	40,466
Total provision for income taxes	—	3,505	2,059	20	5,584
Net income	$34,882	$14,310	$24,064	$(38,374)	$34,882

*       The net income in the consolidating adjustment column will not equal parent company equity in earnings of subsidiaries, due to the residual effects of the 2005 reinsurance agreement with FSA.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2005

(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Revenues
Net premiums written	$—	$25,929	$50,540	$—	$76,469
Net premiums earned	—	31,087	17,003	—	48,090
Net investment income	—	13,280	9,852	—	23,132
Net realized investment gains	—	162	1,629	—	1,791
Unrealized gains (losses) on derivative financial instruments	—	4,923	(1,851)	—	3,072
Equity in earnings of subsidiaries	47,944	—	—	(47,944)	—
Other revenues	—	—	283	—	283
Total revenues	47,944	49,452	26,916	(47,944)	76,368

Expenses
Loss and loss adjustment expenses	—	(1,828)	(7,568)	—	(9,396)
Acquisition costs and other operating expenses	3,596	16,631	5,484	—	25,711
Other	—	3,326	(30)	—	3,296
Total expenses	3,596	18,129	(2,114)	—	19,611
Income before provision for income taxes	44,348	31,323	29,030	(47,944)	56,757
Total provision for income taxes	—	8,205	4,204	—	12,409
Net income	$44,348	$23,118	$24,826	$(47,944)	$44,348

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$2,981	$26,948	$(9,519)	$—	$20,410

Cash flows from investing activities
Fixed maturity securities:
Purchases	—	(144,847)	(115,675)	—	(260,522)
Sales	—	144,257	115,695	—	259,952
Maturities	—	—	—	—	—
Sales (purchases) of short-term investments, net	87	(27,398)	8,073	—	(19,238)
Net cash flows (used in) provided by investing activities	87	(27,988)	8,093	—	(19,808)

Cash flows from financing activities
Dividends paid	(2,632)	—	—	—	(2,632)
Share activity under option and incentive plans	(436)	—	—	—	(436)

Net cash flows used in financing activities	(3,068)	—	—	—	(3,068)
Effect of exchange rate changes	—	17	5	—	22

Decrease in cash and cash equivalents	—	(1,023)	(1,421)	—	(2,444)
Cash and cash equivalents at beginning of period	—	2,923	3,267	—	6,190

Cash and cash equivalents at end of period	$—	$1,900	$1,846	$—	$3,746

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2005

(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)

Net cash flows provided by (used in) operating activities	$17,147	$(10,949)	$50,983	$—	$57,181

Cash flows from investing activities
Fixed maturity securities:
Purchases	—	(59,545)	(257,650)	—	(317,195)
Sales	—	41,823	127,692	—	169,515
Maturities	—	—	—	—	—
Sales (purchases) of short-term investments, net	(133)	32,531	79,911	—	112,309
Net cash flows (used in) provided by investing activities	(133)	14,809	(50,047)	—	(35,371)

Cash flows from financing activities
Repurchases of common stock	(14,740)	—	—	—	(14,740)
Dividends paid	(2,274)	—	—	—	(2,274)

Net cash flows used in financing activities	(17,014)	—	—	—	(17,014)
Effect of exchange rate changes	—	(26)	(25)	—	(51)

Increase in cash and cash equivalents	—	3,834	911	—	4,745
Cash and cash equivalents at beginning of period	—	12,096	4,882	—	16,978

Cash and cash equivalents at end of period	$—	$15,930	$5,793	$—	$21,723

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

Any or all of Assured Guaranty’s forward-looking statements herein may turn out to be wrong and are based on current expectations and the current economic environment. Assured Guaranty’s actual results may vary materially. Among factors that could cause actual results to differ materially are: (1) downgrades of the financial strength ratings assigned by the major rating agencies to any of our insurance subsidiaries at any time, which has occurred in the past; (2) our inability to execute our business strategy; (3) reduction in the amount of reinsurance ceded by one or more of our principal ceding companies; (4) contract cancellations; (5) developments in the world’s financial and capital markets that adversely affect our loss experience, the demand for our products or our investment returns; (6) more severe or frequent losses associated with our insurance products; (7) changes in regulation or tax laws applicable to us, our subsidiaries or customers; (8) governmental action; (9) natural catastrophes; (10) dependence on customers; (11) decreased demand for our insurance or reinsurance products or increased competition in our markets; (12) loss of key personnel; (13) technological developments; (14) the effects of mergers, acquisitions and divestitures; (15) changes in accounting policies or practices; (16) changes in general economic conditions, including interest rates and other factors; (17) other risks and uncertainties that have not been identified at this time; and (18) management’s response to these factors. Assured Guaranty is not obligated to publicly correct or update any forward-looking statement if we later become aware that it is not likely to be achieved, except as required by law. You are advised, however, to consult any further disclosures we make on related subjects in our periodic reports filed with the Securities and Exchange Commission.

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

Our financial results include four principal business segments: financial guaranty direct, financial guaranty reinsurance, mortgage guaranty and other. The other segment consists of a number of businesses that we exited in connection with the IPO.

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

Our expenses consist primarily of losses and loss adjustment expenses (“LAE”), profit commission expense, acquisition costs, operating expenses, interest expense and income taxes. Losses and LAE are a function of the amount and types of business we write. Losses and LAE are based upon estimates of the ultimate aggregate losses inherent in the portfolio. The risks we take have a low expected frequency of loss and are investment grade at the time we accept the risk. Prior to the initial public offering (“IPO”), the majority of the risks we underwrote were investment grade, however some risks accepted were below investment grade. Profit commission expense represents payments made to ceding companies generally based on the profitability of the business reinsured by us. Acquisition costs are related to the production of new business. Certain acquisition costs that vary with and are directly attributable to the production of new business are deferred and recognized over the period in which the related premiums are earned. Operating expenses consist primarily of salaries and other employee-related costs, various outside service providers, rent and related costs and other expenses related to maintaining a holding company structure. These costs do not vary with the amount of premiums written. Interest expense is a function of outstanding debt and the contractual interest rate related to that debt. Income taxes are a function of our profitability and the applicable tax rate in the various jurisdictions in which we do business.

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

The chart below demonstrates the portfolio reserve’s sensitivity to frequency and severity assumptions. The change in these estimates represent management’s estimate of reasonably possible material changes and are based upon our analysis of historical experience. Portfolio reserves were recalculated with changes made to the default and severity assumptions. In all scenarios, the starting point used to test the portfolio reserve’s sensitivity to the changes in the frequency and severity assumptions was the weighted average frequency and severity by rating and asset class of our insured portfolio. Overall the weighted average default frequency was 0.79% and the weighted average severity was 19.4% at March 31, 2006. For example, in the first scenario where the frequency was increased by 5.0%, each transaction’s contribution to the portfolio reserve was recalculated by adding 0.04% (i.e. 5.0% multiplied by 0.79%) to the individual transaction’s default frequency.

(in thousands of U.S. dollars)	Portfolio Reserve	Reserve Increase	Percentage Change
Portfolio reserve as of March 31, 2006	$62,504	$—	—
5% Frequency Increase	66,124	3,620	5.79%
10% Frequency Increase	69,743	7,239	11.58%
5% Severity Increase	65,516	3,012	4.82%
10% Severity Increase	68,528	6,024	9.64%
5% Frequency and Severity Increase	69,327	6,823	10.91%

In addition to analyzing the sensitivity of our portfolio reserves to possible changes in frequency and severity, we have also performed a sensitivity analysis on our financial guaranty and mortgage guaranty case reserves. Case reserves may change from our original estimate due to changes in severity factors. An actuarial analysis of the historical development of our case reserves shows that it is reasonably possible that our case reserves could develop by as much as ten percent. This analysis was performed by separately evaluating the historical development by comparing the initial case reserve established to the subsequent development in that case reserve, excluding the effects of discounting, for each sector in which we currently have significant case reserves, and estimating the possible future development. Based on this analysis, it is reasonably possible that our current financial guaranty and mortgage guaranty case reserves of $35.9 million could reasonably increase by approximately $3.0 million to $4.0 million in the future. This would cause an increase in incurred losses on our statement of operations and comprehensive income.

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

	March 31, 2006	December 31, 2005
	(in millions of U.S. dollars)
By segment:
Financial guaranty direct	$8.0	$13.1
Financial guaranty reinsurance	87.8	86.3
Mortgage guaranty	6.7	7.0
Other	14.7	14.8
Total	$117.2	$121.2

	March 31, 2006	December 31, 2005
	(in millions of U.S. dollars)
By type of reserve:
Case	$43.1	$45.9
IBNR	11.6	11.6
Portfolio	62.5	63.7
Total	$117.2	$121.2

	As of March 31, 2006
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
By segment and type of reserve:
Case	$(0.7)	$36.4	$0.2	$7.2	$43.1
IBNR	—	—	4.1	7.5	11.6
Portfolio	8.7	51.4	2.4	—	62.5
Total	$8.0	$87.8	$6.7	$14.7	$117.2

	As of December 31, 2005
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
By segment and type of reserve:
Case	$4.5	$33.8	$0.3	$7.3	$45.9
IBNR	—	—	4.1	7.5	11.6
Portfolio	8.6	52.5	2.6	—	63.7
Total	$13.1	$86.3	$7.0	$14.8	$121.2

The following table sets forth the financial guaranty in-force portfolio by underlying rating:

	As of March 31, 2006		As of December 31, 2005
Ratings(1)	Net par outstanding	% of Net par outstanding	Net par outstanding	% of Net par outstanding
	(in billions of U.S. dollars)
AAA	$37.6	35.2%	$34.5	33.7%
AA	20.8	19.5%	20.0	19.5%
A	30.8	28.9%	30.3	29.5%
BBB	16.3	15.3%	16.4	16.0%
Below investment grade	1.3	1.2%	1.2	1.3%
Total exposures	$106.9	100.0%	$102.5	100.0%

(1)                                  These ratings represent the Company’s internal assessment of the underlying credit quality of the insured obligations. Our scale is comparable to that of the nationally recognized rating agencies.

Our surveillance department is responsible for monitoring our portfolio of credits and maintains a list of closely monitored credits. The closely monitored credits are divided into four categories: Category 1 (low priority; fundamentally sound, greater than normal risk); Category 2 (medium priority; weakening credit profile, may result in loss); Category 3 (high priority; claim/default probable, case reserve established); Category 4 (claim paid, case reserve established for future payments). The closely monitored credits include all below investment grade (“BIG”) exposures where there is a material amount of exposure (generally greater than $10.0 million) or a material risk of the Company incurring a loss greater than $0.5 million. The closely monitored credits also include investment grade (“IG”) risks where credit quality is deteriorating and where, in the view of the Company, there is significant potential that the risk quality will fall below investment grade. The closely monitored credits include approximately 97% of our BIG exposure, and the remaining BIG exposure of $45.5 million is distributed across 80 different credits, as of March 31, 2006. As of December 31, 2005, the closely monitored credits include approximately 96% of our BIG exposure, and the remaining BIG exposure of $55.2 million is distributed across 103 different credits. Other than those excluded BIG credits, credits that are not included in the closely monitored credit list are categorized as fundamentally sound risks.

The following table provides financial guaranty net par outstanding by credit monitoring category as of March 31, 2006 and December 31, 2005:

	As of March 31, 2006
Description:	Net Par Outstanding	% of Net Par Outstanding	# of Credits in Category	Case Reserves
	($ in millions)
Fundamentally sound risk(1)	$105,480	98.7%
Closely monitored:
Category 1	786	0.7%	35	$—
Category 2	369	0.4%	20	—
Category 3	213	0.2%	19	23
Category 4	23	—	11	16
Sub total	1,391	1.3%	85	39
Other below investment grade risk	46	—	80	—
Total	$106,917	100.0%		$39

(1)           As of March 31, 2006, Category 1 contains 3 credits with net par outstanding of $59.7 million and Category 2 contains 6 credits with net par outstanding of $51.0 million related to Hurricane Katrina.

	As of December 31, 2005
Description:	Net Par Outstanding	% of Net Par Outstanding	# of Credits in Category	Case Reserves
	($ in millions)
Fundamentally sound risk(1)	$100,951	98.6%
Closely monitored:
Category 1	872	0.9%	36	$—
Category 2	433	0.4%	22	—
Category 3	131	0.1%	15	16
Category 4	23	—	11	15
Sub total	1,459	1.4%	84	31
Other below investment grade risk	55	—	103	—
Total	$102,465	100.0%		$31

(1)           As of December 31, 2005, Category 1 contains 4 credits with net par outstanding of $44.8 million and Category 2 contains 7 credits with net par outstanding of $80.6 million related to Hurricane Katrina.

The following chart summarizes movements in CMC exposure by risk category:

Net Par Outstanding	Category 1	Category 2	Category 3	Category 4	Total CMC
	($ in millions)
Balance, December 31, 2005	$872	$433	$131	$23	$1,459
Less: Amortization	77	(22)	7	—	62
Add: Additions From:
First time on CMC	14	—	16	—	30
Upgrades	37	16	—	—	53
Downgrades	—	24	89	—	113
Less: Deletions From:
Upgrades	36	37	16	—	89
Downgrades	24	89	—	—	113
Net Change	(86)	(64)	82	—	(68)
Balance, March 31, 2006	$786	$369	$213	$23	$1,391

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

During the first quarter 2005 review of its valuation models, management identified a limitation in its valuation models highlighted by the then widening credit spread environment. Management adjusted its valuation models for this limitation in the first quarter 2005 resulting in an adjustment to unrealized gains on derivative financial instruments of $4.3 million, net of income taxes. Management continues to perform additional analysis, as necessary, to address market anomalies and its effect on its valuation models.

The fair value adjustment recognized in our statements of operations for the three months ended March 31, 2006 (“First Quarter 2006”) was a $29,000 gain compared with a $3.1 million gain for the three months ended March 31, 2005 (“First Quarter 2005”). The change in fair value is related to many factors but primarily due to widening in credit spreads.

Valuation of Investments

As of March 31, 2006 and December 31, 2005, we had total investments of $2.2 billion. The fair values of all of our investments are calculated from independent market quotations.

As of March 31, 2006, approximately 94% of our investments were long-term fixed maturity securities, and our portfolio had an average duration of 4.4 years, compared with 95% and 4.4 years as of December 31, 2005. Changes in interest rates affect the value of our fixed maturity portfolio. As interest rates fall, the fair value of fixed maturity securities increases and as interest rates rise, the fair value of fixed maturity securities decreases.

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

The Company had no write downs of investments for other than temporary impairment losses for the three-month periods ended March 31, 2006 and 2005.

The following table summarizes the unrealized losses in our investment portfolio by type of security and the length of time such securities have been in a continuous unrealized loss position as of the dates indicated:

	As of March 31, 2006		As of December 31, 2005
Length of Time in Continuous Unrealized Loss	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	($ in millions)
Municipal securities
0-6 months	$104.5	$(0.9)	$103.2	$(0.9)
7-12 months	59.1	(1.5)	11.9	(0.3)
Greater than 12 months	14.0	(0.5)	13.1	(0.4)
	177.6	(2.9)	128.2	(1.6)

Corporate securities
0-6 months	17.8	(0.3)	21.4	(0.4)
7-12 months	17.4	(0.6)	13.4	(0.2)
Greater than 12 months	29.8	(1.2)	16.8	(0.7)
	65.0	(2.1)	51.6	(1.3)

U.S. Government obligations
0-6 months	128.0	(2.2)	160.5	(0.8)
7-12 months	85.7	(1.1)	8.7	(0.2)
Greater than 12 months	21.7	(0.6)	13.2	(0.4)
	235.4	(3.9)	182.4	(1.4)

Mortgage and asset-backed securities
0-6 months	171.8	(2.0)	318.8	(4.7)
7-12 months	305.3	(9.0)	136.8	(2.6)
Greater than 12 months	164.3	(6.8)	89.7	(2.9)
	641.4	(17.8)	545.3	(10.2)
Total	$1,119.4	$(26.7)	$907.5	$(14.5)

The following table summarizes the unrealized losses in our investment portfolio by type of security and remaining time to maturity as of the dates indicated:

	As of March 31, 2006		As of December 31, 2005
Remaining Time to Maturity	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	($ in millions)
Municipal securities
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	0.9	—	0.3	—
Due after five years through ten years	56.2	(1.6)	60.1	(1.2)
Due after ten years	120.5	(1.3)	67.8	(0.4)
	177.6	(2.9)	128.2	(1.6)

Corporate securities
Due in one year or less	4.0	(0.1)	—	—
Due after one year through five years	48.7	(1.4)	44.3	(1.0)
Due after five years through ten years	4.3	(0.1)	4.2	—
Due after ten years	8.0	(0.5)	3.1	(0.3)
	65.0	(2.1)	51.6	(1.3)

U.S. Government obligations
Due in one year or less	38.8	(0.1)	57.8	(0.2)
Due after one year through five years	47.7	(0.4)	39.5	(0.3)
Due after five years through ten years	54.5	(1.2)	45.2	(0.6)
Due after ten years	94.4	(2.2)	39.9	(0.3)
	235.4	(3.9)	182.4	(1.4)

Mortgage and asset-backed securities	641.4	(17.8)	545.3	(10.2)
Total	$1,119.4	$(26.7)	$907.5	$(14.5)

The following table summarizes, for all securities sold at a loss through March 31, 2006 and 2005, the fair value and realized loss by length of time such securities were in a continuous unrealized loss position prior to the date of sale:

	Three Months Ended March 31,
	2006		2005
Length of Time in Continuous Unrealized Loss Prior to Sale	Estimated Fair Value	Gross Realized Losses	Estimated Fair Value	Gross Realized Losses
	($ in millions)
Municipal securities
0-6 months	$5.4	$—	$—	$—
7-12 months	13.0	(0.3)	5.5	(0.1)
Greater than 12 months	—	—	—	—
	18.4	(0.3)	5.5	(0.1)

Corporate securities
0-6 months	—	—	—	—
7-12 months	—	—	—	—
Greater than 12 months	—	—	—	—
	—	—	—	—

U.S. Government securities
0-6 months	85.3	(1.3)	10.4	—
7-12 months	30.1	(0.4)	4.9	(0.1)
Greater than 12 months	—	—	—	—
	115.4	(1.7)	15.3	(0.1)

Mortgage and asset-backed securities
0-6 months	27.2	(0.1)	10.2	(0.2)
7-12 months	—	—	1.8	—
Greater than 12 months	—	—	3.3	(0.3)
	27.2	(0.1)	15.3	(0.5)
Total	$161.0	$(2.1)	$36.1	$(0.7)

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

In our reinsurance businesses, we estimate the ultimate written and earned premiums to be received from a ceding company at the end of each quarter and the end of each year because some of our ceding companies report premium data anywhere from 30 to 90 days after the end of the relevant period. Written premiums reported in our statement of operations are based upon reports received from ceding companies supplemented by our own estimates of premium for which ceding company reports have not yet been received. As of March 31, 2006 and December 31, 2005, the assumed premium estimate and related ceding commissions included in our unaudited interim consolidated financial statements were $9.4 million and $2.8 million and $14.3 million and $4.5 million,  respectively. Key assumptions used to arrive at management’s best estimate of assumed premiums are premium amounts reported historically and informal communications with ceding companies. Differences between such estimates and actual amounts are recorded in the period in which the actual amounts are determined. Historically, the differences have not been material. We do not record a provision for doubtful accounts related to our assumed premium estimate. Historically there have not been any material issues related to the collectibility of assumed premium. No provision for doubtful accounts related to our premium receivable was recorded for 2006 or 2005.

Deferred Acquisition Costs

Acquisition costs incurred, other than those associated with credit derivative products, that vary with and are directly related to the production of new business are deferred and amortized in relation to earned premiums. These costs include direct and indirect expenses such as ceding commissions, brokerage expenses and the cost of underwriting and marketing personnel. As of March 31, 2006 and December 31, 2005, we had deferred acquisition costs of $195.9 million and $193.4 million, respectively. Ceding commissions paid to primary insurers are the largest component of deferred acquisition costs, constituting 70.6% and 72.6% of total deferred acquisition costs as of March 31, 2006 and December 31, 2005, respectively. Management uses its judgment in determining what types of costs should be deferred, as well as what percentage of these costs should be deferred. We annually conduct a study to determine which operating costs vary with, and are directly related to, the acquisition of new business and qualify for deferral. Ceding commissions received on premiums we cede to other reinsurers reduce acquisition costs. Anticipated losses, LAE and the remaining costs of servicing the insured or reinsured business are considered in determining the recoverability of acquisition costs. Acquisition costs associated with credit derivative products are expensed as incurred. When an insured issue is retired early, as discussed in the Premium Revenue Recognition section of these Critical Accounting Estimates, the remaining related deferred acquisition cost is expensed at that time.

Deferred Income Taxes

As of March 31, 2006 and December 31, 2005, we had a net deferred income tax liability of $25.4 million and $26.6 million, respectively. Certain of our subsidiaries are subject to U.S. income tax. Deferred income tax assets and liabilities are established for the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Such temporary differences relate principally to deferred acquisition costs, reserves for losses and LAE, unearned premium reserves, net operating loss carryforwards (“NOLs”), unrealized gains and losses on investments and derivative financial instruments and statutory contingency reserves. A valuation allowance is recorded to reduce a deferred tax asset to the amount that in management’s opinion is more likely than not to be realized.

As of March 31, 2006, Assured Guaranty Re Overseas Ltd. (“AGRO”) had a stand-alone NOL of $56.6 million, which is available to offset its future U.S. taxable income. The Company has $35.9 million of this

NOL available through 2017; $20.7 million available through 2023. AGRO’s stand-alone NOL is not permitted to offset income of any other members of AGRO’s consolidated group due to certain tax regulations. Under applicable accounting rules, we are required to establish a valuation allowance for NOLs that we believe are more likely than not to expire before utilized. Management believes it is more likely than not that $20.0 million of AGRO’s $56.6 million NOL will not be utilized before it expires and has established a $7.0 million valuation allowance related to the NOL deferred tax asset. The valuation allowance is subject to considerable judgment, is reviewed quarterly and will be adjusted to the extent actual taxable income differs from estimates of future taxable income that may be used to realize NOLs.

Accounting for Share-Based Compensation

Prior to January 1, 2006, we accounted for our share-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB”) and related Interpretations, as permitted by FAS No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). During the period ended March 31, 2005, we recorded no share-based employee compensation expense for options granted under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (the “Incentive Plan”) as all options granted under that plan had exercise prices equal to the fair market value of our common stock on the date of grant. Also, during the period ended March 31, 2005, we recorded no compensation expense in connection with the Assured Guaranty Ltd. Employee Stock Purchase Plan (the “Stock Purchase Plan”) as the purchase price of the stock was not less than 85% of the lower of the fair market value of our common stock at the beginning of each offering period or at the end of each purchase period. In accordance with FAS 123 and FAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“FAS 148”) we disclosed our net income and earnings per share as if we had applied the fair value-based method in measuring compensation expense for our share-based incentive programs.

Effective January 1, 2006, we adopted the fair value recognition provisions of FAS No. 123 (revised), “Share-Based Payment” (“FAS 123R”) using the modified prospective transition method. Under that transition method, compensation expense includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation expense for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R. In addition, the Company capitalized $0.6 million of share-based compensation as deferred acquisition costs (“DAC”). Because we elected to use the modified prospective transition method, results for prior periods have not been restated. The following table presents pre-DAC and pre-tax, share-based compensation cost by share-based expense type:

	Three Months Ended March 31,
(in thousands of U.S. dollars)	2006	2005
Share-Based Employee Cost
Restricted Stock
Recurring amortization	$1,807	$1,179
Accelerated amortization for retirement eligible employees	443	—
Subtotal	2,250	1,179
Stock Options
Recurring amortization	1,044	—
Accelerated amortization for retirement eligible employees	205	—
Subtotal	1,249	—
ESPP	32	—
Total Share-Based Employee Cost	3,531	1,179

Share-Based Directors Cost
Restricted Stock	67	30
Restricted Stock Units	184	158
Total Share-Based Directors Cost	251	188
Total Share-Based Cost	$3,782	$1,367

At March 31, 2006, there was $29.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of 2.0 years. As a result of the adoption of FAS 123R, the income tax effects of compensatory stock options are included in the computation of the income tax expense (benefit), and deferred tax assets and liabilities, subject to certain prospective adjustments to shareholders’ equity for the differences between the income tax effects of expenses recognized in the results of operations and the related amounts deducted for income tax purposes. Prior to the adoption of FAS 123R the tax benefits relating to the income tax deductions for compensatory stock options were recorded directly to shareholders’ equity.

The weighted-average grant-date fair values of options granted were $6.71 and $4.51 for First Quarter 2006 and First Quarter 2005, respectively. The fair value of options issued is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants in 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Dividend yield	0.5%	0.7%
Expected volatility	20.44%	20.80%
Risk free interest rate	4.6%	4.1%
Expected life	5 years	5 years
Forfeiture rate	6.0%	6.0%

These assumptions were based on the following:

•                  The expected dividend yield is based on the current expected annual dividend and share price on the grant date,

•                  Expected volatility is estimated at the date of grant based on the historical share price volatility, calculated on a daily basis,

•                  The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term to the granted stock options,

•                  The expected life is based on the average expected term of our guideline companies, which are defined as similar entities, since the Company has insufficient expected life data,

•                  The forfeiture rate is based on the rate used by our guideline companies, since the Company has insufficient forfeiture data. Estimated forfeitures will be reassessed at each balance sheet date and may change based on new facts and circumstances.

For options granted before January 1, 2006, the Company amortizes the fair value on an accelerated basis. For options granted on or after January 1, 2006, the Company amortizes the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. The Company may elect to use different assumptions under the Black-Scholes option valuation model in the future, which could materially affect the Company’s net income or earnings per share.

Consolidated Results of Operations(1)

The following table presents summary consolidated results of operations data for the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31,
	2006	2005
	($ in millions)

Revenues:
Gross written premiums	$55.4	$78.1
Net written premiums	50.8	76.5

Net earned premiums	48.1	48.1
Net investment income	26.2	23.1
Net realized investment (losses)gains	(1.0)	1.8
Unrealized gains on derivative financial instruments	—	3.1
Other income	—	0.3
Total revenues	73.3	76.4

Expenses:
Loss and loss adjustment expenses	(0.4)	(9.4)
Profit commission expense	1.3	1.0
Acquisition costs	10.8	10.2
Operating expenses	17.2	14.5
Interest expense	3.4	3.3
Other expenses	0.6	—
Total expenses	32.9	19.6

Income before provision for income taxes	40.5	56.8

Provision for income taxes	5.6	12.4
Net income	$34.9	$44.3

Underwriting gain by segment(2):
Financial guaranty direct	$7.2	$9.0
Financial guaranty reinsurance	8.0	19.2
Mortgage guaranty	2.8	2.6
Other	1.2	1.1
Total	$19.2	$31.9

(1)             Some amounts may not foot due to rounding.

(2)             Prior year segment amounts have been adjusted to reflect current year operating expense allocations for comparability purposes.

We organize our business around four principal business segments: financial guaranty direct, financial guaranty reinsurance, mortgage guaranty and other. There are a number of lines of business that we have exited as part of our IPO in April 2004, which are included in the other segment. However, the results of these businesses are reflected in the above numbers. These businesses include equity layer credit protection, trade credit reinsurance, title reinsurance and auto residual value reinsurance. These unaudited interim consolidated financial statements cover the three-month period ended March 31, 2006 (“First Quarter 2006”) and the three-month period ended March 31, 2005 (“First Quarter 2005”).

Net Income

Net income was $34.9 million and $44.3 million for First Quarter 2006 and First Quarter 2005, respectively. The decrease of $9.4 million in 2006 compared with 2005 is primarily due to an underwriting gain of $19.2 million in 2006, representing a $12.7 million decrease compared with a $31.9 million underwriting gain in 2005, which included loss recoveries of $7.9 million. Further contributing to the decrease is unrealized gains on derivative financial instruments which had a $29,000 gain in First Quarter 2006 compared with a gain of $3.1 million in First Quarter 2005. Offsetting the decrease was a $6.8 million reduction in our income tax provision which was $5.6 million in 2006, compared with $12.4 million in 2005, primarily attributable to the relative distribution of income across our taxable and non-taxable jurisdictions.

Gross Written Premiums

	Three Months Ended March 31,
Gross Written Premiums	2006	2005
	($ in millions)

Financial guaranty direct	$30.2	$23.8
Financial guaranty reinsurance	18.8	34.0
Mortgage guaranty	2.6	19.4
Total financial guaranty gross written premiums	51.6	77.2
Other	3.8	0.9
Total gross written premiums	$55.4	$78.1

Gross written premiums for First Quarter 2006 were $55.4 million compared with $78.1 million for First Quarter 2005. Gross written premiums from our financial guaranty direct operations increased $6.4 million in 2006 compared with 2005, as we continue to execute our direct business strategy.  This increase was offset by a $15.2 million reduction in gross written premiums in First Quarter 2006 compared with First Quarter 2005 from our financial guaranty reinsurance segment. This reduction is attributable to a $10.4 million and $4.8 million reduction in treaty and facultative assumed premiums, respectively. Further offsetting the financial guaranty direct increase was a $16.8 million reduction in our mortgage guaranty segment, primarily attributable to single transaction executed in First Quarter 2005 which contributed $16.3 million to gross written premiums.

Net Earned Premiums

	Three Months Ended March 31,
Net Earned Premiums	2006	2005
	($ in millions)

Financial guaranty direct	$20.7	$20.4
Financial guaranty reinsurance	23.3	23.0
Mortgage guaranty	4.2	4.6
Total financial guaranty net earned premiums	48.1	48.1
Other	—	—
Total net earned premiums	$48.1	$48.1

Net earned premiums of $48.1 million for First Quarter 2006, was unchanged with the same period of 2005. Financial guaranty direct  net earned premiums increased $0.3 million in First Quarter 2006, compared with

First Quarter 2005. However, 2005 financial guaranty direct segment included $4.4 million of single name corporate credit default swap (“CDS”) net earned premiums,  primarily due to a novation of the business,  which generated $2.4 million of net earned premiums.

Net Investment Income

Net investment income was $26.2 million for First Quarter 2006, compared with $23.1 million for First Quarter 2005. The $3.1 million increase is attributable to increasing investment yields during the year, combined with increased invested assets due to operating cash flows.

Net Realized Investment (Losses)Gains

Net realized investment (losses)gains, principally from the sale of fixed maturity securities, were $(1.0) million and $1.8 million for First Quarter 2006 and First Quarter 2005, respectively. The Company had no write downs of investments for other than temporary impairment losses for both the three months ended March 31, 2006 and 2005. Net realized investment (losses)gains, net of related income taxes, were $(0.6) million and $1.5 million for First Quarter 2006 and First Quarter 2005, respectively.

Unrealized Gains on Derivative Financial Instruments

Derivative financial instruments are recorded at fair value as required by FAS 133 and FAS 149. However, as explained under “—Critical Accounting Estimates,” we record part of the change in fair value in the loss and LAE reserves as well as in unearned premium reserves. The fair value adjustment for First Quarter 2006 and First Quarter 2005 was a $29,000 gain  and $3.1 million gain, respectively. The change in fair value for both years is related to many factors but primarily due to run-off of deals and changes in credit spreads. Unrealized (losses) gains on derivative financial instruments, net of related income taxes, were  $(0.1) million and $1.5 million for First Quarter 2006 and First Quarter 2005, respectively.

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

Loss and Loss Adjustment Expenses

	Three Months Ended March 31,
Loss and Loss Adjustment Expenses	2006	2005
	($ in millions)

Financial guaranty direct	$(1.8)	$(1.5)
Financial guaranty reinsurance	2.8	(7.1)
Mortgage guaranty	(0.2)	0.2
Total financial guaranty loss and loss adjustment expenses	0.8	(8.4)
Other	(1.2)	(1.1)
Total loss and loss adjustment expenses	$(0.4)	$(9.4)

Loss and loss adjustment expenses for First Quarter 2006 and First Quarter 2005 were $(0.4) million and $(9.4) million, respectively. The financial guaranty reinsurance segment increased $9.9 million to $2.8 million in First Quarter 2006, when compared to First Quarter 2005. This is mainly attributable to loss recoveries of $7.9 million in First Quarter 2005 compared with $1.2 million First Quarter 2006.

Profit Commission Expense

Profit commissions, which are primarily related to our mortgage guaranty segment, allow the ceding company to share favorable experience on a reinsurance contract due to lower than expected losses. Profit commissions for First Quarter 2006 and First Quarter 2005 were $1.3 million and $1.0 million, respectively. Favorable loss development generates increased profit commission expense, while the inverse occurs on unfavorable loss development.

Acquisition Costs

Acquisition costs primarily consist of ceding commissions, brokerage fees and operating expenses that are related to the acquisition of new business. Acquisition costs that vary with and are directly related to the acquisition of new business are deferred and amortized in relation to earned premium. For First Quarter 2006 and First Quarter 2005, acquisition costs were $10.8 million and $10.2 million, respectively. The $0.6 million increase in 2006 compared 2005 is due to the accelerated recognition of ceding commissions associated with the increase in refunding premiums discussed in the financial guaranty reinsurance segment.

Operating Expenses

For First Quarter 2006 and First Quarter 2005, operating expenses were $17.2 million and $14.5 million, respectively.  The $2.7 million increase in 2006 is primarily due to increased salaries and related employee benefits, due to staffing additions and merit increases. The Company adopted FAS 123R on January 1, 2006, which requires, among other items, the recognition of stock option expense in the results of operations. As a result of the adoption of FAS 123R, the Company recognized an additional $1.7 million of compensation expense, compared with the same period last year. Also included in both First Quarter 2006 and First Quarter 2005 are $0.8 million of contributions to our defined contribution plans. These amounts however, are greater in the first quarter than the remaining nine months of the respective years, due to the payment of bonuses in the first quarter. The Company also recorded $0.7 million in supplemental retirement contributions during First Quarter 2006, an increase of $0.4 million compared with First Quarter 2005, as the Company began contributing to the supplemental retirement plan on a bi-weekly basis beginning on January 1, 2006. Prior to January 1, 2006, the Company made a lump contribution to the supplemental retirement plan in connection with the payment of bonuses. As with the defined contribution plan, the bonus paid in first quarter impacted this contribution.

Other Expenses

For First Quarter 2006 and First Quarter 2005, other expenses were $4.0 million and $3.3 million, respectively. The 2006 amount is comprised of $0.6 million of put option premiums associated with Assured Guaranty Corp.’s (“AGC”) $200.0 million committed capital securities and $3.4 million interest expense primarily related to the issuance of our 7% Senior Notes (“Senior Notes “) in May 2004. The coupon on the Senior Notes is 7.0%, however, the effective rate will be approximately 6.4%, taking into account the effect of a cash flow hedge executed by the Company in March 2004. The 2005 amount is solely comprised of interest expense primarily related to the issuance of our  Senior Notes.

Income Tax

For First Quarter 2006 and First Quarter 2005, income tax expense was $5.6 million and $12.4 million, respectively. Our effective tax rate was 13.8 % and 21.9% for First Quarter 2006 and First Quarter 2005, respectively. Our effective tax rates reflect the proportion of income recognized by each of our operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 35%, UK subsidiaries taxed at the UK marginal corporate tax rate of 30%, and no taxes for our Bermuda holding company and subsidiaries. Accordingly, our overall corporate effective tax rate fluctuates based on the distribution of taxable income across these jurisdictions. First Quarter 2005 included a  $6.8 million recovery at a US tax paying subsidiary, relating to a reinsurance claim incurred in 1998 and 1999. This recovery was the primary reason for the 21.9% effective tax rate.

Segment Results of Operations

Our financial results include four principal business segments: financial guaranty direct, financial guaranty reinsurance, mortgage guaranty and other. Management uses underwriting gains and losses as the primary measure of each segment’s financial performance. Underwriting gain includes net premiums earned, loss and loss adjustment expenses, profit commission expense, acquisition costs and other operating expenses that are directly related to the operations of our insurance businesses. This measure excludes certain revenue and expense items, such as investment income, realized investment gains and losses, unrealized gains and losses on derivative financial instruments, and interest expense, that are not directly related to the underwriting performance of our insurance operations, but are included in net income.

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

The table below summarizes the financial results of our financial guaranty direct segment for the periods presented:

	Three Months Ended March 31,
	2006	2005
	($ in millions)

Gross written premiums	$30.2	$23.8
Net written premiums	29.7	23.1
Net earned premiums	20.7	20.4
Loss and loss adjustment expenses	(1.8)	(1.5)
Profit commission expense	—	—
Acquisition costs	1.8	1.5
Operating expenses	13.4	11.4
Underwriting gain	$7.2	$9.0

Loss and loss adjustment expense ratio	(8.7)%	(7.1)%
Expense ratio	73.8%	63.2%
Combined ratio	65.1%	56.1%

	Three Months Ended March 31,
Gross Written Premiums	2006	2005
	($ in millions)

Public finance	$8.9	$1.6
Structured finance	21.3	22.2
Total	$30.2	$23.8

For First Quarter 2006 the financial guaranty direct segment contributed $30.2 million to gross written premiums, an increase of $6.4 million, compared with $23.8 million for First Quarter 2005. The increase reflects our continued execution of our direct business strategy and increased market share.

Gross written premiums from the structured finance and credit derivatives markets are generally received on an installment basis, while gross written premiums from public finance are generally received on an upfront basis. For First Quarter 2006, 28% of gross written premiums in this segment were upfront premiums and 72% were installment premiums. For First Quarter 2005, 15% of gross written premiums in this segment were upfront premiums and 85% were installment premiums.

	Three Months Ended March 31,
Net Written Premiums	2006	2005
	($ in millions)

Public finance	$8.9	$1.4
Structured finance	20.8	21.7
Total	$29.7	$23.1

For First Quarter 2006 and 2005, net written premiums were $29.7 million and $23.1 million, respectively. The increase in net written premiums is primarily due to increase in gross written premiums as we typically do not cede a significant amount of premium to external reinsurers.

	Three Months Ended March 31,
Net Earned Premiums	2006	2005
	($ in millions)

Public finance	$1.1	$0.1
Structured finance	19.6	20.3
Total	$20.7	$20.4

Net earned premiums for First Quarter 2006 were $20.7 million compared with $20.4 million for First Quarter 2005. Included in 2005 financial guaranty direct net earned premiums is $4.4 million of corporate CDS net earned premiums, primarily due to a novation of the business which generated $2.4 million of net earned premiums. First Quarter 2006 included only $0.3 million of net earned premiums from this line of business.

Loss and LAE were $(1.8) million and $(1.5) million, respectively, for First Quarter 2006 and 2005. First Quarter 2006 included a $3.2 million settlement of a sub-prime mortgage transaction, offset by a related $0.7 million subrogation receivable and a $4.5 million release of case reserves. This was partially offset by a $0.2 million increase in portfolio reserves attributable to our increased gross written premiums discussed above. The First Quarter 2005 amount is attributable to a $0.9 million release of portfolio reserves related to the single name corporate CDS line of business, as well as a release of portfolio reserves related to our CDO book of business as these deals approach maturity and the underlying credit quality improves.

For First Quarter 2006 and First Quarter 2005, acquisition costs were $1.8 million and $1.5 million, respectively. Acquisition costs generally are expensed in proportion to net earned premiums. Net earned premiums in  2005 included $2.4 million from the novation of our single name corporate CDS business, with no offsetting acquisition expenses. Excluding the novation, the ratio of acquisition costs to net earned premiums are consistent period to period.

Operating expenses for First Quarter 2006 and First Quarter 2005 were $13.4 million and $11.4 million, respectively. During 2006 the Company implemented a new operating expense methodology to more closely apply expenses to the individual operating segments. This new methodology was based on a comprehensive study and is based on departmental time estimates and headcount. 2005 amounts have been restated to show this new methodology on a comparative basis. The increase in operating expenses for First Quarter 2006, compared with First Quarter 2005 is due to increased salaries and employee related benefits, including the expensing of stock options, due to staffing additions and merit increases.

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

The table below summarizes the financial results of our financial guaranty reinsurance segment for the periods presented:

	Three Months Ended March 31,
	2006	2005
	($ in millions)

Gross written premiums	$18.8	$34.0
Net written premiums	18.5	34.0
Net earned premiums	23.3	23.0
Loss and loss adjustment expenses	2.8	(7.1)
Profit commission expense	0.4	—
Acquisition costs	8.7	8.1
Operating expenses	3.4	2.8
Underwriting gain	$8.0	$19.2

Loss and loss adjustment expense ratio	12.0%	(30.9)%
Expense ratio	53.6%	47.4%
Combined ratio	65.6%	16.5%

	Three Months Ended March 31,
Gross Written Premiums	2006	2005
	($ in millions)

Public finance	$11.4	$23.2
Structured finance	7.4	10.8
Total	$18.8	$34.0

Gross written premiums for our financial guaranty reinsurance segment include upfront premiums on transactions underwritten during the period, plus installment premiums on business primarily underwritten in prior periods. Consequently, this amount is affected by changes in the business mix between public finance, which tends to be upfront premium, and structured finance, which tends to be installment premium. For First Quarter 2006, 47% of gross written premiums in this segment were upfront premiums and 53% were installment premiums. For First Quarter 2005, 64% of gross written premiums in this segment were upfront premiums and 36% were installment premiums.

Gross written premiums for First Quarter 2006 were $18.8 million, a decrease of $15.2 million, compared with $34.0 million for First Quarter 2005. This decrease is mainly attributable to $10.4 million and $4.8 million reduction in treaty and facultative assumed premiums, respectively.

The following summarizes the Company’s gross written premiums by significant client:

	Three Months Ended March 31,
Gross Written Premiums by Client	2006	2005
	($ in millions)

Financial Security Assurance Inc.	$7.5	$22.2
Ambac Assurance Corporation	4.3	10.7
MBIA Insurance Corporation	3.5	4.6
Financial Guaranty Insurance Company	3.4	2.3

As of April 1, 2005 our quota share reinsurance treaty with Ambac Assurance Corporation (“Ambac”) was renewed. In addition, Assured Guaranty Re Ltd. (“AG Re”) entered into a master facultative agreement with Ambac on March 31, 2005. On April 20, 2005, Ambac  provided notice of a non-renewal of the quota share treaty on a run-off basis, effective July 1, 2006. This non-renewal will not affect business ceded from Ambac in any prior year, or business ceded under the current quota share treaty through June 30, 2006.

	Three Months Ended March 31,
Net Written Premiums	2006	2005
	($ in millions)

Public finance	$11.1	$23.2
Structured finance	7.4	10.8
Total	$18.5	$34.0

For First Quarter 2006 and First Quarter 2005, net written premiums were $18.5 million and $34.0 million, respectively. This decrease of $15.5 million is consistent with the decrease in gross written premium described above.

	Three Months Ended March 31,
Net Earned Premiums	2006	2005
	($ in millions)

Public finance	$15.6	$11.0
Structured finance	7.7	12.0
Total	$23.3	$23.0

Included in public finance reinsurance net earned premiums are refundings of	$3.6	$1.4

Net earned premiums for First Quarter 2006 was $23.3 million compared with $23.0 million for First Quarter 2005. Public finance net earned premiums include refunding premiums, which reflect the unscheduled pre-payment or refundings of underlying municipal bonds due to lower interest rates. These unscheduled refunding premiums, which were $3.6 million for First Quarter 2006, compared with $1.4 million for First Quarter 2005, are sensitive to market interest rates. We evaluate our net earned premiums both including and excluding these premiums.

Losses and LAE were $2.8 million and $(7.1) million for First Quarter 2006 and First Quarter 2005, respectively. First Quarter 2006 includes a $2.5 million case reserve addition due to a U.S. public infrastructure transaction. Also included in the quarter are various additions to case reserves totaling $0.7 million and incurred and paid LAE of  $0.6 million related to a European infrastructure  transaction. Offsetting these additions was a $1.0 million release of portfolio reserves. The predominant portion of the $(7.1) million in 2005 was the recovery of $6.8 million relating to a reinsurance claim incurred in 1998 and 1999. This recovery was received in connection with the completion of two settlements.

Profit commission expense was $0.4 million in First Quarter 2006 primarily due to a reinsurance agreement, whereby AGC and AG Re, two of our subsidiaries, entered into a agreement with FSA pursuant to which substantially all of FSA’s financial guaranty risks previously ceded to AGC were assumed by AG Re. This new agreement includes a profit commission component. There was no profit commission expense in 2005 as this transaction took place during the quarter ended June 30, 2005.

For First Quarter 2006 and First Quarter 2005, acquisition costs were $8.7 million and $8.1 million, respectively. Generally, acquisition costs are expensed in direct proportion to net earned premiums. The $0.6 million increase in 2006 compared 2005 is due to the accelerated recognition of ceding commissions associated with the increase in refunding premiums discussed above.

Operating expenses for First Quarter 2006 and First Quarter 2005, were $3.4 million and $2.8 million, respectively. During 2006 the Company implemented a new operating expense methodology to more closely apply expenses to the individual operating segments. This new methodology was based on a comprehensive study and is based on departmental time estimates and headcount. 2005 amounts have been restated to show this new methodology on a comparative basis. The increase in operating expenses for First Quarter 2006, compared with First Quarter 2005 is due to increased salaries and related employee benefits, including the expensing of stock options, due to staffing additions and merit increases.

Mortgage Guaranty Segment

Mortgage guaranty insurance provides protection to mortgage lending institutions against the default of borrowers on mortgage loans that, at the time of the advance, had a loan-to-value ratio in excess of a specified ratio. We primarily function as a reinsurer in this industry and assume all or a portion of the risks undertaken by primary mortgage insurers.

The table below summarizes the financial results of our mortgage guaranty segment for the periods presented:

	Three Months Ended March 31,
	2006	2005
	($ in millions)

Gross written premiums	$2.6	$19.4
Net written premiums	2.6	19.4
Net earned premiums	4.2	4.6
Loss and loss adjustment expenses	(0.2)	0.2
Profit commission expense	0.9	1.0
Acquisition costs	0.3	0.5
Operating expenses	0.3	0.3

Underwriting gain	$2.8	$2.6

Loss and loss adjustment expense ratio	(3.7)%	4.3%
Expense ratio	36.1%	39.1%

Combined ratio	32.4%	43.4%

Gross written premiums for First Quarter 2006 and First Quarter 2005 were $2.6 million and $19.4 million, respectively. The decrease in gross written premiums is primarily related to a single transaction executed in first quarter 2005 which contributed $16.3 million to gross written premiums. Excluding this item, gross written premiums decreased $0.5 million in First Quarter 2006, compared with First Quarter 2005, due to the run-off of our quota share treaty business.

Net written premiums for First Quarter 2006 and First Quarter 2005 were $2.6 million and $19.4 million, respectively. This is consistent with gross written premiums, as we do not cede a significant amount of our mortgage guaranty business.

For First Quarter 2006 and First Quarter 2005, net earned premiums were $4.2 million and $4.6 million, respectively. The decrease in net earned premiums reflects the run-off of our quota share treaty business.

Loss and LAE were $(0.2) million and $0.2 million for First Quarter 2006 and First Quarter 2005, respectively. During 2006, the Company reduced portfolio reserves by $0.2 million reflecting the run-off of our quota share treaty business. During 2005, the Company added $0.2 million to portfolio reserves, due to writing a single transaction mentioned above .

Profit commission expense for First Quarter 2006 and First Quarter 2005 was $0.9 million and $1.0 million, respectively. The decrease in profit commission expense for 2006 compared with 2005 is primarily due  to the run-off of mortgage guaranty experience rated quota share treaties, which have a large profit commission component.

Acquisition costs for First Quarter 2006 and First Quarter 2005 were $0.3 million and $0.5 million, respectively. The decline in acquisition costs in 2006 as compared with 2005 is directly related to the decline in net earned premiums.

Operating expenses for First Quarter 2006 and First Quarter 2005, were $0.3 million and $0.3 million, respectively. During 2006 the Company implemented a new operating expense methodology to more closely apply expenses to the individual operating segments. This new methodology was based on a comprehensive study and is based on departmental time estimates and headcount. 2005 amounts have been restated to show this new methodology on a comparative basis. Though overall operating expenses increased, mortgage guaranty operating expenses remained flat in First Quarter 2006, compared with First Quarter 2005 as more time and resources are being focused on our financial guaranty direct segment and thus a greater share of the expenses have been allocated to that segment.

Other Segment

Our other segment consists of certain non-core businesses that we have exited in connection with the IPO, including, but not limited to, equity layer credit protection, trade credit reinsurance and title reinsurance .

The other segment had no earned premiums during First Quarter 2006 or First Quarter 2005. However, due to loss recoveries from our exited equity layer credit protection business, the other segment had $1.2 million and $1.1 million of underwriting gains for First Quarter 2006 and First Quarter 2005, respectively.

Liquidity and Capital Resources

Our liquidity, both on a short-term basis (for the next twelve months) and a long-term basis (beyond the next twelve months), is largely dependent upon: (1) the ability of our operating subsidiaries to pay dividends or make other payments to us, (2) external financings and (3) investment income from our invested assets. Our liquidity requirements include the payment of our operating expenses, interest on our debt, and dividends on our common shares. We may also require liquidity to make periodic capital investments in our operating subsidiaries. In the ordinary course of our business, we evaluate our liquidity needs and capital resources in light of holding company expenses, debt-related expenses and our dividend policy, as well as rating agency considerations. Based on the amount of dividends we expect to receive from our subsidiaries and the income we expect to receive from our invested assets, management believes that we will have sufficient liquidity to satisfy our needs over the next twelve months, including the ability to pay dividends on our common shares in accordance with our dividend policy. Total cash paid in First Quarter 2006 and First Quarter 2005 for dividends to shareholders was $2.6 million, or $0.035 per common share, and $2.3 million, or $0.03 per common share, respectively. Beyond the next twelve months, the ability of our operating subsidiaries to declare and pay dividends may be influenced by a variety of factors including market conditions, insurance and rating agencies regulations and general economic conditions. Consequently, although management believes that we will continue to have sufficient liquidity to meet our debt service and other obligations over the long term, no guaranty can be given that we will not be required to seek external debt or equity financing in order to meet our operating expenses, debt service obligations or pay dividends on our common shares.

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

Net cash flows provided by  operating activities were $20.4 million and $57.2 million during First Quarter 2006 and First Quarter 2005, respectively. The decrease in cash flows provided by operating activities was due to reduced net income and $26.3 million of profit commission payments, primarily related to quota share reinsurance agreements in our mortgage guaranty segment.

Net cash flows used in investing activities were $19.8 million and $35.4 million during First Quarter 2006 and First Quarter 2005, respectively. These investing activities consist of net purchases and sales of fixed maturity securities and short-term investments.

Net cash flows used in financing activities were $3.1 million and $17.0 million during First Quarter 2006 and First Quarter 2005. During First Quarter 2006 we paid $2.6 million in dividends and $0.4 million, net, under our option and incentive plans. During First Quarter 2005, we paid $2.3 million in dividends and $14.7 million to repurchase 0.8 million shares of our common shares under the Board of Directors authorized $25.0 million stock repurchase program.

On May 4, 2006, the Company’s Board of Directors approved a new share repurchase program for 1.0 million common shares. Share repurchases will take place at management’s discretion depending on market conditions.

In April 2006, the Company repaid $2.1 million of notes outstanding and related interest to subsidiaries of ACE. These notes were assumed in connection with the IPO.

As of March 31, 2006 our future cash payments associated with contractual obligations pursuant to our operating leases for office space and have not materially changed since December 31, 2005.

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

The $300.0 million credit facility’s financial covenants require that Assured Guaranty Ltd. (a) maintain a minimum net worth of $1.2 billion, (b) maintain an interest coverage ratio of at least 2.5:1, and (c) maintain a maximum debt-to-capital ratio of 30%. In addition, the $300.0 million credit facility requires that AGC: (x) maintain qualified statutory capital of at least 80% of its statutory capital as of the fiscal quarter prior to the closing date of the facility and (y) maintain a ratio of aggregate net par outstanding to qualified statutory capital of not more than 150:1. Furthermore, the $300.0 million credit facility contains restrictions on Assured Guaranty Ltd. and its subsidiaries, including, among other things, in respect of their ability to incur debt, permit liens, become liable in respect of guaranties, make loans or investments, pay dividends or make distributions, dissolve or become party to a merger, consolidation or acquisition, dispose of assets or enter into affiliate transactions. Most of these restrictions are subject to certain minimum thresholds and exceptions. A default by one borrower will give rise to a right of the lenders to terminate the facility and accelerate all amounts then outstanding. As of March 31, 2006 and December 31, 2005, Assured Guaranty was in compliance with all of those financial covenants.

As of March 31, 2006 and December 31, 2005, no amounts were outstanding under this facility nor have there been any borrowings under this facility.

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

Non-Recourse Credit Facility

AGC is also party to a non-recourse credit facility with a syndicate of banks which provides up to $175.0 million specifically designed to provide rating agency-qualified capital to further support AGC’s claims paying resources. The facility expires in December 2010. As of March 31, 2006 and December 31, 2005, no amounts were outstanding under this facility nor have there been any borrowings under the life of this facility.

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

As of March 31, 2006 and December 31, 2005, the put option had not been exercised.

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

Investment Portfolio

Our investment portfolio consisted of $2,114.1 million of fixed maturity securities, $135.0 million of short-term investments and had a duration of 4.4 years as of March 31, 2006, compared with $2,134.0 million of fixed maturity securities, $115.8 million of short-term investments and had a duration of 4.4 years as of December 31, 2005. Our fixed maturity securities are designated as available-for-sale in accordance with FAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”). Fixed maturity securities are reported at their fair value in accordance with FAS 115, and the change in fair value is reported as part of accumulated other comprehensive income. If we believe the decline in fair value is “other than temporary,” we write down the carrying value of the investment and record a realized loss in our statement of operations.

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

The following table summarizes the ratings distributions of our investment portfolio as of March 31, 2006 and December 31, 2005. Ratings are represented by the lower of the Moody’s and S&P classifications.

	As of March 31, 2006	As of December 31, 2005

AAA or equivalent	84.4%	84.9%
AA	11.4%	10.7%
A	4.2%	4.4%
BBB	—	—

Total	100.0%	100.0%

As of March 31, 2006 and December 31, 2005, our investment portfolio did not contain any securities that were not rated or rated below investment grade.

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

Under agreements with our cedants and in accordance with statutory requirements, we maintain fixed maturity securities in trust accounts for the benefit of reinsured companies and for the protection of policyholders, generally in states where we or our subsidiaries, as applicable, are not licensed or accredited. The carrying value of such restricted balances as of March 31, 2006 and December 31, 2005 was $491.4 million and $552.8 million, respectively.

Under certain derivative contracts, we are required to post eligible securities as collateral, generally cash or U.S. government or agency securities. The need to post collateral under these transactions is generally based on marked to market valuations in excess of contractual thresholds. The fair market values of our pledged securities totaled $1.7 million as of March 31, 2006 and $1.8 million as of December 31, 2005.

Recent Accounting Pronouncements

In February 2006, the FASB issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“FAS 155”) which amends FAS 133 and FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”), and addresses issues raised in FAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” The primary objectives of FAS 155 are: (i) with respect to FAS 133, to address the accounting for beneficial interests in securitized financial assets and (ii) with respect to FAS 140, eliminate a restriction on the passive derivative instruments that a  qualifying special purpose entity may hold. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently evaluating the implications of FAS 155 on its financial statements.

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

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

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

On April 10, 2006, the Assured Guaranty Ltd.’s wholly owned subsidiary, AGRO, and a number of other parties, completed a settlement with JP Morgan Chase & Co. and certain of its related entities and affiliated persons, all of which were among the defendants in the In re: National Century Financial Enterprises Inc. Investment Litigation now pending in the United States District Court for the Southern District of Ohio - Eastern District. AGRO received approximately $8.0 million (pre-tax) in April 2006 from the settlement. AGRO originally paid claims in 1999 of approximately $41.7 million (pre-tax) related to National Century Financial Enterprises Inc. To date, including the settlement described above, the Company has recovered $14.5 million (pre-tax). This is a partial settlement of the litigation, and the litigation will continue against other parties.

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

Item 1A — Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

Issuer’s Purchases of Equity Securities

The following table reflects purchases made by the Company during the three months ended March 31, 2006. All shares repurchased were for the payment of employee withholding taxes due in connection with the vesting of restricted stock awards:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

January 1 - January 31	—	—	—
February 1 - February 28	11,261	$26.12	—
March 1 - March 31	20,177	$25.75	—

Total	31,438	$25.88	—	$9

Item 3 is omitted either because it is inapplicable or because the answer to such question is negative.

Item 4 - Submission of Matters to a Vote of Security Holders

At the Annual General Meeting held on May 5, 2006, the following matters were submitted to, and approved by, shareholders of the Company:

A.01                       Election of Robin Monro-Davies as a Class I Director for a term expiring in 2008:

For:                         64,391,195

Withheld:              14,685

A.02                       Election of Michael T. O’Kane as a Class I Director for a term expiring in 2008:

For:                         64,400,605

Withheld:              5,275

A.03                       Election of Stephen A. Cozen as a Class II Director for a term expiring in 2009:

For:                         64,394,295

Withheld:              11,585

A.04.       Election of John G. Heimann as a Class II Director for a term expiring in 2009:

For:                         64,309,232

Withheld:              96,648

A.05.       Election of Donald H. Layton as a Class II Director for a term expiring in 2009:

For:                         64,389,145

Withheld:              16,735

A.06.       Election of Walter A. Scott as a Class II Director for a term expiring in 2009:

For:                         63,259,384

Withheld:              1,146,496

B.            Ratification of selection of PricewaterhouseCoopers LLP

For:                         64,437,543

Against:                 100

Abstain:                 19,110

C.            Subsidiary Matters

C(a)(i).    AG Re — Directors

(1)          Howard Albert

              For:                         63,037,431

              Withheld:              1,274,448

(2)          Robert Bailenson

              For:                         63,037,431

              Withheld:              1,274,448

(3)                             Dominic J. Frederico

              For:                         63,037,431

              Withheld:              1,274,448

(4)          James M. Michener

              For:                         63,037,431

              Withheld:              1,274,448

(5)          Robert B. Mills

              For:                         63,037,431

              Withheld:              1,274,448

(6)          David Penchoff

              For:                         63,037,431

              Withheld:              1,274,448

(7)          Andrew Pickering

              For:                         63,037,431

              Withheld:              1,274,448

C(a)(ii).   AG Re — Auditors

                For:                         63,547,079

              Against:                 764,800

                Abstain:                 144,874

C(b)(i).    AGL Barbados — Directors

(1)            James M. Michener

For:                         63,541,004

Withheld:              770,875

(2)            Robert B. Mills

For:                         63,541,004

Withheld:              770,875

(3)           Michael J. Schozer

For:                         63,541,004

Withheld:              770,875

(4)            Kenneth Thomson

For:                         63,541,004

Withheld:              770,875

(5)            Robert Worme

For:                         63,541,004

Withheld:              770,875

C(b)(ii).   AGL Barbados — Auditors

                                For:                         63,553,079

                                Against:                 758,800

                                Abstain:                 144,874

C(b)(iii).  AGL Barbados — Approval of Financial Statements

                                For:                         62,879,621

                                Against:                 758,800

                                Abstain:                 818,332

C(b)(iv).                                                    AGL Barbados — Approval of the dissolution of AGL Barbados and any and all actions associated with such dissolution, including authorizing the directors to sign a Statement of Intent to Dissolve and Articles of Dissolution, and the distribution and disposition of the assets of AGL Barbados

                                For:                         62,887,870

                                Against:                 48,700

                                Abstain:                 35,322

                                No Vote:                1,484,761

Item 5 — Other Information

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

Assured Guaranty Ltd.(Registrant)

Dated: May 10, 2006	By:	/S/ Robert B. Mills
Robert B. Mills
Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Five Year Cliff Vest Restricted Stock Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan*
31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Assured Guaranty Corp.’s Consolidated Unaudited Financial Statements as of March 31, 2006 and December 31, 2005 and for the Three Months Ended March 31, 2006 and 2005

* Management contract or compensatory plan