Form 10-Q
period 2006-06-30
ASSURED GUARANTY LTD
filed 2006-08-08
CIK 1273813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES ☒ NO ☐

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
Yes ☐ No ☒

The number of registrant’s Common Shares ($0.01 par value) outstanding as of August 1, 2006 was 73,230,687.

ASSURED GUARANTY LTD.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Assured Guaranty Ltd.
Consolidated Balance Sheets
(in thousands of U.S. dollars except per share and share amounts)
(Unaudited)

	June 30,	December 31,
	2006	2005

Assets
Fixed maturity securities, at fair value (amortized cost: $2,067,526 in 2006 and $2,082,363 in 2005)	$2,069,156	$2,133,997
Short-term investments, at cost which approximates fair value	170,731	115,826
Total investments	2,239,887	2,249,823
Cash and cash equivalents	29,197	6,190
Accrued investment income	22,653	22,676
Deferred acquisition costs	205,307	193,442
Prepaid reinsurance premiums	12,442	12,478
Reinsurance recoverable on ceded losses	11,293	12,350
Premiums receivable	42,182	33,011
Goodwill	85,417	85,417
Unrealized gains on derivative financial instruments	52,338	53,037
Current income taxes receivable	7,644	3,005
Receivables for securities sold	9,650	984
Other assets	17,428	16,710
Total assets	$2,735,438	$2,689,123

Liabilities and shareholders’ equity
Liabilities
Unearned premium reserves	$601,930	$537,149
Reserves for losses and loss adjustment expenses	114,636	121,219
Profit commissions payable	29,616	52,993
Reinsurance balances payable	1,409	3,724
Deferred income taxes	24,328	26,629
Funds held by Company under reinsurance contracts	20,339	19,186
Unrealized losses on derivative financial instruments	6,211	12,652
Long-term debt	197,359	197,344
Liability for tax basis step-up adjustment	19,756	20,129
Payables for securities purchased	12,140	813
Other liabilities	24,936	35,772
Total liabilities	1,052,660	1,027,610
Commitments and contingencies
Shareholders’ equity
Common stock ($0.01 par value, 500,000,000 shares authorized; 73,231,065 and 74,761,577 shares issued and outstanding in 2006 and 2005)	732	748
Additional paid-in capital	855,258	881,998
Unearned stock grant compensation	—	(14,756)
Retained earnings	821,826	747,691
Accumulated other comprehensive income	4,962	45,832
Total shareholders’ equity	1,682,778	1,661,513
Total liabilities and shareholders’ equity	$2,735,438	$2,689,123

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Consolidated Statements of Operations and Comprehensive Income
(in thousands of U.S. dollars except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenues
Gross written premiums	$111,484	$40,470	$166,868	$118,567
Ceded premiums	(1,139)	(10,314)	(5,739)	(11,942)
Net written premiums	110,345	30,156	161,129	106,625
(Increase) decrease in net unearned premium reserves	(62,161)	18,108	(64,890)	(10,271)
Net earned premiums	48,184	48,264	96,239	96,354
Net investment income	27,255	23,668	53,493	46,800
Net realized investment (losses) gains	(1,005)	1,666	(2,011)	3,457
Unrealized gains (losses) on derivative financial instruments	5,713	(12,502)	5,742	(9,430)
Other income	23	(190)	23	93
Total revenues	80,170	60,906	153,486	137,274

Expenses
Loss and loss adjustment expenses	(6,513)	(59,133)	(6,895)	(68,529)
Profit commission expense	1,697	3,345	3,005	4,332
Acquisition costs	11,308	11,713	22,093	21,929
Other operating expenses	15,615	14,487	32,765	28,995
Interest expense	3,367	3,410	6,742	6,706
Other expense	692	2,488	1,306	2,488
Total expenses	26,166	(23,690)	59,016	(4,079)

Income before provision for income taxes	54,004	84,596	94,470	141,353
Provision for income taxes
Current	6,165	46,385	8,808	51,468
Deferred	3,325	(28,539)	6,266	(21,213)
Total provision for income taxes	9,490	17,846	15,074	30,255
Net income	44,514	66,750	79,396	111,098
Other comprehensive (loss) income, net of taxes
Unrealized holding (losses) gains on fixed maturity securities arising during the year	(18,038)	22,127	(42,098)	1,489
Reclassification adjustment for realized losses (gains) included in net income	779	(1,245)	1,437	(2,746)
Change in net unrealized gains on fixed maturity securities	(17,259)	20,882	(40,661)	(1,257)
Cash flow hedge	(104)	(104)	(209)	(209)
Other comprehensive (loss) income, net of taxes	(17,363)	20,778	(40,870)	(1,466)
Comprehensive income	$27,151	$87,528	$38,526	$109,632

Earnings per share:
Basic	$0.60	$0.90	$1.08	$1.50
Diluted	$0.60	$0.90	$1.06	$1.49
Dividends per share	$0.035	$0.03	$0.07	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Consolidated Statements of Shareholders’ Equity
For Six Months Ended June 30, 2006
(in thousands of U.S. dollars except per share amounts)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Unearned Stock Grant Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, December 31, 2005	$748	$881,998	$(14,756)	$747,691	$45,832	$1,661,513
Net income	—	—	—	79,396	—	79,396
Dividends ($0.07 per share)	—	—	—	(5,261)	—	(5,261)
Common stock repurchases	(7)	(17,183)	—	—	—	(17,190)
Shares cancelled to pay withholding taxes	(1)	(2,752)	—	—	—	(2,753)
Option exercises	—	443	—	—	—	443
Cash flow hedge, net of tax of $(113)	—	—	—	—	(209)	(209)
Unrealized loss on fixed maturity securities, net of tax of $(8,322)	—	—	—	—	(40,661)	(40,661)
Reclassification due to adoption of FAS 123R	(10)	(14,746)	14,756	—	—	—
Share-based compensation and other	2	7,498	—	—	—	7,500
Balance, June 30, 2006	$732	$855,258	$—	$821,826	$4,962	$1,682,778

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Consolidated Statements of Cash Flows
(in thousands of U.S. dollars)
(Unaudited)

	Six Months Ended June 30,
	2006	2005

Operating activities
Net income	$79,396	$111,098
Adjustments to reconcile net income to net cash flows provided by operating activities:
Non-cash interest and operating expenses	7,825	3,349
Net amortization of premium on fixed maturity securities	2,916	3,460
Provision (benefit) for deferred income taxes	6,266	(21,213)
Net realized investment losses (gains)	2,011	(3,457)
Change in unrealized (gains) losses on derivative financial instruments	(5,742)	9,430
Change in deferred acquisition costs	(11,865)	(1,840)
Change in accrued investment income	23	476
Change in premiums receivable	(9,171)	12,312
Change in prepaid reinsurance premiums	36	1,401
Change in unearned premium reserves	64,781	8,880
Change in loss recovery receivable	—	(63,676)
Change in reserves for losses and loss adjustment expenses, net	(7,841)	(15,532)
Change in profit commissions payable	(23,377)	(16,250)
Change in funds held by Company under reinsurance contracts	1,153	3,003
Change in current income taxes	(4,639)	32,971
Tax benefit from employee stock options	—	4,059
Other	(10,410)	2,095
Net cash flows provided by operating activities	91,362	70,566

Investing activities
Fixed maturity securities:
Purchases	(434,471)	(513,987)
Sales	432,861	388,644
Maturities	14,295	13,000
(Purchases) sales of short-term investments, net	(55,019)	54,731
Net cash flows used in investing activities	(42,334)	(57,612)

Financing activities
Repurchases of common stock	(17,190)	(19,014)
Dividends paid	(5,253)	(4,521)
Share activity under option and incentive plans	(2,310)	(1,276)
Repayment of notes assumed during formation transactions	(2,000)	—
Net cash flows used in financing activities	(26,753)	(24,811)
Effect of exchange rate changes	732	(373)
Increase (decrease) in cash and cash equivalents	23,007	(12,230)
Cash and cash equivalents at beginning of period	6,190	16,978
Cash and cash equivalents at end of period	$29,197	$4,748

Supplementary cash flow information
Cash paid during the period for:
Income taxes	$13,440	$14,609
Interest	$7,081	$7,000

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements
June 30, 2006
 (Unaudited)

1.  Business and Organization

Assured Guaranty Ltd. (the “Company”) is a Bermuda-based holding company which provides, through its operating subsidiaries, credit enhancement products to the public finance, structured finance and mortgage markets. Credit enhancement products are financial guarantees or other types of support, including credit derivatives, that improve the credit of underlying debt obligations. Assured Guaranty Ltd. applies its credit expertise, risk management skills and capital markets experience to develop insurance, reinsurance and derivative products that meet the credit enhancement needs of its customers. Under a reinsurance agreement, the reinsurer, in consideration of a premium paid to it, agrees to indemnify another insurer, called the ceding company, for part or all of the liability of the ceding company under one or more insurance policies that the ceding company has issued. A derivative is a financial instrument whose characteristics and value depend upon the characteristics and value of an underlying asset. Assured Guaranty Ltd. markets its products directly to and through financial institutions, serving the U.S. and international markets. Assured Guaranty Ltd.’s financial results include four principal business segments: financial guaranty direct, financial guaranty reinsurance, mortgage guaranty and other.  These segments are further discussed in Note 10.

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

The Company has participated in several lines of business that are reflected in its historical financial statements but that the Company exited in connection with it’s 2004 initial public offering (“IPO”), including, but not limited to, equity layer credit protection, trade credit reinsurance and title reinsurance. These lines of business make up the Company’s other segment.

2.  Basis of Presentation

The unaudited interim consolidated financial statements, which include the accounts of the Company, have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial condition, results of operations and cash flows for the periods presented.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. These unaudited interim consolidated financial statements cover the three-month period ended June 30, 2006 (“Second Quarter 2006”) and the three-month period ended June 30, 2005 (“Second Quarter 2005”), and the six-month period ended June 30, 2006 (“Six Months 2006”) and the six-month period ended June 30, 2005 (“Six Months 2005”). Operating results for the three- and six-month periods ended June 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for a full year.  Certain items in the prior year unaudited interim consolidated financial statements have been reclassified to conform with the current period presentation. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48  also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is assessing FIN 48 and has not determined the impact that the adoption of FIN 48 will have on its results of operations or financial position.

4.  Analysis of premiums written, premiums earned and loss and loss adjustment expenses

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

In the event that any or all of the reinsurers are unable to meet their obligations, the Company would be liable for such defaulted amounts. Direct, assumed, and ceded amounts were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(in thousands of U.S. dollars)

Premiums Written
Direct	$68,418	$20,942	$98,666	$44,697
Assumed	43,066	19,528	68,202	73,870
Ceded	(1,139)	(10,314)	(5,739)	(11,942)
Net	$110,345	$30,156	$161,129	$106,625

Premiums Earned
Direct	$21,887	$16,806	$43,115	$38,036
Assumed	28,475	42,248	59,003	71,660
Ceded	(2,178)	(10,790)	(5,879)	(13,342)
Net	$48,184	$48,264	$96,239	$96,354

Loss and Loss Adjustment Expenses
Direct	$(12,644)	$4,703	$(15,675)	$2,636
Assumed	7,250	(71,385)	10,542	(80,574)
Ceded	(1,119)	7,549	(1,762)	9,409
Net	$(6,513)	$(59,133)	$(6,895)	$(68,529)

Net written premiums for Second Quarter 2006 and Six Months 2006 were $110.3 million and $161.1 million, respectively, compared with $30.2 million and $106.6 million for Second Quarter 2005 and Six Months 2005, respectively.  The increase in direct written premiums for both periods is primarily attributable to several financial guaranty transactions written during Second Quarter 2006 in the United Kingdom (“UK”) with upfront premiums totaling $41.0 million.  Assumed written premiums increased in Second Quarter 2006 compared with Second Quarter 2005 due to more deals being written on an upfront basis during Second Quarter 2006 while Second Quarter 2005 was comprised of more installment based deals.   Also contributing to the increase is a Second Quarter 2005 transaction whereby Financial Security Assurance Inc. (“FSA”) reassumed from Assured Guaranty Re Ltd. (“AG Re”) $18.4 million of healthcare related business (“FSA transaction”).

The decrease in assumed written premiums for Six Months 2006 compared with Six Months 2005 is primarily due to a large excess of loss reinsurance transaction of  $16.3 million written during the three month period ended March 31, 2005 in our mortgage guaranty segment.

Ceded written and earned premiums have decreased in Second Quarter 2006 compared with Second Quarter 2005 and  Six Months 2006 compared with Six Months 2005 due to the run-off and novation of our trade credit business, which is 100% retroceded to ACE.

Loss and loss adjustment expenses (“LAE”) were $(6.5) million and $(6.9) million for Second Quarter 2006 and Six Months 2006, respectively.  The major component of these amounts is  a $10.1 million loss recovery from third party litigation settlements recorded during  Second Quarter 2006 from our equity layer credit protection business, which was exited in connection with the IPO.  This recovery was partially offset by increased loss reserves of $5.4 million in our financial guaranty reinsurance segment, of which $3.8 million related to a rating downgrade of a European infrastructure  transaction and $1.6 million related to the rating downgrade of various credits.  In addition to these increases Six Months 2006 also contained a $2.5 million case reserve addition due to a U.S. public infrastructure transaction.

Loss and loss adjustment expenses of $(59.1) million in Second Quarter 2005 and $(68.5) million in Six Months 2005, was the result of a third party settlement agreement that was reached during Second Quarter 2005, with two parties relating to a reinsurance claim incurred in 1998 and 1999, resulting in a recovery of $63.7 million.

Also in First Quarter 2005 the Company recovered $6.8 million relating to this same reinsurance claim.  In addition, during First Quarter 2005, the Company recovered $1.1 million relating to its exited equity layer credit protection business. Loss recoveries for all periods presented are shown in the statements of operations and comprehensive income in loss and loss adjusted expenses.

Reinsurance recoverable on ceded losses and LAE as of June 30, 2006 and December 31, 2005 were $11.3 million and $12.4 million, respectively and are all related to our other segment. Of these amounts, $11.1 million and $12.3 million, respectively, relate to reinsurance agreements with ACE.

The following summarizes the Company’s gross written premiums by significant client:

	Three Months Ended June 30,		Six Months Ended June 30,
Gross Written Premiums by Client	2006	2005	2006	2005
		($ in millions)
Financial Security Assurance Inc.(1)	$18.2	$10.4	$25.7	$32.6
Ambac Assurance Corporation	10.5	9.7	14.8	20.4
Financial Guaranty Insurance Company	9.5	3.3	12.9	5.6
MBIA Insurance Corporation	2.3	4.2	5.8	8.9

(1)   Second Quarter 2005 and Six Months 2005 excludes $18.4 million of reassumption premiums related to the Company’s healthcare business.

Agreement with Financial Security Assurance Inc.

During Second Quarter 2005, Assured Guaranty Corp. (“AGC”) and AG Re, two of the Company’s subsidiaries, entered into a reinsurance agreement with FSA pursuant to which substantially all of FSA’s financial guaranty risks previously ceded to AGC (the “Ceded Business”) was assumed by AG Re.  This agreement was effective as of January 1, 2005.   In connection with the transaction, AGC transferred liabilities of $169.0 million, consisting primarily of unearned premium reserves.  All profit and loss related items associated with this transfer were eliminated in consolidation, with the exception of profit commission expense, certain other operating expenses, and provision for income taxes.  Since this transaction transferred unearned premium reserve from  AGC, a U.S. tax paying entity, to AG Re, a non-U.S. tax paying entity, the Company released a deferred tax liability related to differences between the book and tax carrying amounts of unearned premium reserves which resulted in a tax benefit.  The total impact of all these items increased net income $1.9 million for both  Second Quarter 2005 and Six Months 2005.  FSA has released AGC from all liabilities with respect to the Ceded Business.  AG Re has assumed substantially all of AGC’s liabilities with respect to the Ceded Business. FSA may receive a profit commission on the Ceded Business based on its future performance.

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

In April 2005, AGC received a Notice of Order to Preserve (“Order”) from the Office of the Commissioner of Insurance, State of Georgia (“Commissioner”). The Order was directed to “ACE Limited, and all affiliates” and requires the preservation of documents and other items related to “finite insurance” and a broad group of other insurance and reinsurance agreements. Also in April 2005, AGC, and numerous other insurers, received a subpoena from the Commissioner related to the “initial phase” of the Commissioner’s investigation into “finite-risk” transactions. The subpoena requests information on AGC’s assumed and ceded reinsurance contracts in force during 2004. AGC provided the required information in response to the subpoena in January of 2006 and has not been contacted further by the Commissioner.

During Second Quarter 2006, the Company’s wholly owned subsidiary, Assured Guaranty Re Overseas Ltd. (“AGRO”), and a number of other parties, completed various settlements with defendants in the In re: National Century Financial Enterprises Inc. Investment Litigation now pending in the United States District Court for the Southern District of Ohio - Eastern District. AGRO received approximately $10.1 million (pre-tax) in Second Quarter 2006, from the settlements. AGRO originally paid claims in 2003 of approximately $41.7 million (pre-tax) related to National Century Financial Enterprises Inc. To date, including the settlements described above, the Company has recovered $16.6 million (pre-tax). This is a partial settlement of the litigation, and the litigation will continue against other parties.

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

6.  Long-Term Debt and Credit Facilities

The Company’s unaudited interim consolidated financial statements  include long-term debt, used to fund the Company’s insurance operations, and related interest expense, as described below.

Senior Notes

On May 18, 2004, Assured Guaranty US Holdings Inc., a subsidiary of the Company, issued $200.0 million of 7.0% Senior Notes due 2034 for net proceeds of $197.3 million. The proceeds of the offering were used to repay substantially all of a $200.0 million promissory note issued to a subsidiary of ACE in April 2004 as part of the IPO related formation transactions. The coupon on the Senior Notes is 7.0%, however, the effective rate will be approximately 6.4%, taking into account the effect of a cash flow hedge executed by the Company in March 2004. The Company recorded interest expense of $3.3 million, including $0.2 million of amortized gain on the cash flow hedge, for both Second Quarter 2006 and Second Quarter 2005. The Company recorded interest expense of $6.7 million, including $0.3 million of amortized gain on the cash flow hedge, for both Six Months 2006 and Six Months 2005. These Senior Notes are fully and unconditionally guaranteed by Assured Guaranty Ltd.

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

The $300.0 million credit facility’s financial covenants require that Assured Guaranty Ltd. (a) maintain a minimum net worth of $1.2 billion, (b) maintain an interest coverage ratio of at least 2.5:1, and (c) maintain a maximum debt-to-capital ratio of 30%. In addition, the $300.0 million credit facility requires that AGC: (x) maintain qualified statutory capital of at least 80% of its statutory capital as of the fiscal quarter prior to the closing date of the facility and (y) maintain a ratio of aggregate net par outstanding to qualified statutory capital of not more than 150:1. Furthermore, the $300.0 million credit facility contains restrictions on Assured Guaranty Ltd. and its subsidiaries, including, among other things, in respect of their ability to incur debt, permit liens, become liable in respect of guaranties, make loans or investments, pay dividends or make distributions, dissolve or become party to a merger, consolidation or acquisition, dispose of assets or enter into affiliate transactions. Most of these restrictions are subject to certain minimum thresholds and exceptions. A default by one borrower will give rise to a right of the lenders to terminate the facility and accelerate all amounts then outstanding. As of June 30, 2006 and December 31, 2005, Assured Guaranty was in compliance with all of those financial covenants.

As of June 30, 2006 and December 31, 2005, no amounts were outstanding under this facility nor have there been any borrowings under this facility.

Non-Recourse Credit Facility

AGC is also party to a non-recourse credit facility with a syndicate of banks which provides up to $175.0 million specifically designed to provide rating agency-qualified capital to further support AGC’s claims paying resources. The facility expires in December 2010. As of June 30, 2006 and December 31, 2005, no amounts were outstanding under this facility nor have there been any borrowings under this facility.

The Company’s failure to comply with certain covenants under the Company’s credit facilities could, subject to grace periods in the case of certain covenants, result in an event of default. This could require the Company to repay any outstanding borrowings in an accelerated manner.

Committed Capital Securities

On April 8, 2005, AGC entered into four separate agreements with four different unaffiliated custodial trusts pursuant to which AGC may, at its option, cause each of the custodial trusts to purchase up to $50.0 million of perpetual preferred stock of AGC. The custodial trusts were created as a vehicle for providing capital support to AGC by allowing AGC to obtain immediate access to new capital at its sole discretion at any time through the exercise of the put option. If the put options were exercised, AGC would receive $200.0 million in return for the issuance of its own perpetual preferred stock, the proceeds of which may be used for any purpose including the payment of claims. The put options were not exercised as of June 30, 2006.  Initially, all of the committed capital securities (the “CCS Securities”) were issued to a special purpose pass-through trust (the “Pass-Through Trust”). The Pass-Through Trust is a newly created statutory trust organized under the Delaware Statutory Trust Act formed for the purposes of (i) issuing $200,000,000 of Pass-Through Trust Securities to qualified institutional buyers within the meaning of Rule 144A under the Securities Act of 1933, as amended, (ii) investing the proceeds from the sale of the Pass-Through Trust Securities in, and holding, the CCS Securities issued by the Custodial Trusts and (iii) entering into related agreements. Neither the Pass-Through Trust nor the Custodial Trusts are consolidated in Assured Guaranty Ltd.’s financial statements.

During Second Quarter 2006 and Six Months 2006, AGC incurred $0.7 million and $1.3 million, respectively, of put option premiums which are an on-going expense. During both Second Quarter 2005 and Six Months 2005, AGC incurred $2.5 million which consists of $2.0 million of investment banking fees associated with the committed capital securities and put option premiums which are an on-going expense. These expenses are presented in the Company’s unaudited interim consolidated statements of operations and comprehensive income under other expense.

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

Beginning January 1, 2006, upon adoption of FAS 123R, the Company recorded share-based compensation for the cost of stock options, restricted stock and the Company sponsored employee stock purchase plan. As a result of adopting FAS 123R on January 1, 2006, the Company’s Second Quarter 2006 income before income taxes and net income are $1.5 million and $1.1 million lower, respectively, and for Six Months 2006 are $3.2 million and $2.5 million lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for Second Quarter 2006 and Six Months 2006 are $0.01 and $0.03 lower, respectively, than if the Company had continued to account for share-based compensation under APB 25.

Share-based compensation expense in Second Quarter 2006 and Six Months 2006 was $3.1 million ($2.5 million after tax) and $6.3 million ($5.2 million after tax), respectively.  The effect on basic and diluted earnings per share for Second Quarter 2006 and Six Months 2006 was $0.03 and $0.07, respectively. Included in Second Quarter 2006 and Six Months 2006 expense was $0.5 million and $1.2 million, respectively, for stock award grants to retirement-eligible employees. FAS 123R requires these awards to be expensed over the period through the date the employee first becomes eligible to retire  and is no longer required to provide service to earn part or all of the award, regardless of the employees intent of retirement. The amount of share-based compensation capitalized in Second

Quarter 2006 and Six Months 2006 as deferred acquisition costs (“DAC”) was $0.7 million and $1.2 million, respectively. Share-based compensation expense in Second Quarter 2005 and Six Months 2005 was $1.7 million ($1.4 million after tax) and $3.0 million ($2.7 million after tax), respectively.

The following table presents pre-DAC and pre-tax, share-based compensation cost by share-based type:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of U.S. dollars)	2006	2005	2006	2005
Share-Based Employee Cost
Restricted Stock
Recurring amortization	$1,957	$1,382	$3,764	$2,561
Accelerated amortization for retirement eligible employees	364	—	807	—
Subtotal	2,321	1,382	4,571	2,561
Stock Options
Recurring amortization	909	—	1,953	—
Accelerated amortization for retirement eligible employees	150	—	355	—
Subtotal	1,059	—	2,308	—
ESPP	32	—	64	—
Total Share-Based Employee Cost	3,412	1,382	6,943	2,561

Share-Based Directors Cost
Restricted Stock	72	120	139	150
Restricted Stock Units	229	149	413	307
Total Share-Based Directors Cost	301	269	552	457
Total Share-Based Cost	$3,713	$1,651	7,495	$3,018

For Second Quarter 2005 and Six Months 2005, had the compensation expense been determined in accordance with the fair value method recommended in FAS 123, the Company’s net income and net income per share would have been adjusted to the pro forma amounts indicated below:

(in thousands of U.S. dollars, except per share amounts)	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income as reported	$66,750	$111,098
Add: Stock-based compensation expense included in reported net income, net of income tax	1,445	2,653
Deduct: Compensation expense, in accordance with FAS 123, net of income tax	2,394	4,701
Pro forma net income	$65,801	$109,050
Basic Earnings Per Share:
As reported	$0.90	$1.50
Pro forma	$0.89	$1.47
Diluted Earnings Per Share:
As reported	$0.90	$1.49
Pro forma	$0.89	$1.46

Assured Guaranty Ltd. Share-Based Compensation Plans

As of April 27, 2004, the Company adopted the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (the “Incentive Plan”). The Incentive Plan authorizes the grant of incentive stock options, non-qualified stock options, stock appreciation rights, and full value awards that are based on the Company’s common shares. The number of common shares that may be delivered under the Incentive Plan may not exceed 7,500,000. As of June 30, 2006, 2,682,432 common shares were available for grant under the Incentive Plan. In January 2005, the Company implemented the Stock Purchase Plan (“Stock Purchase Plan”) in accordance with Internal Revenue Code

Section 423. The Company reserved for issuance and purchases under the Stock Purchase Plan 100,000 shares of its common stock.  As of June 30, 2006, 80,512 common shares were available for grant under the Stock Purchase Plan. The Incentive Plan and the Stock Purchase Plan are described more fully in the Company’s 2005 Annual Report on Form 10-K.

Stock Options

Nonqualified or incentive stock options may be granted to employees and directors of the Company.   Stock options are generally granted once a year with exercise prices equal to the closing price on the date of grant.  To date, the Company has only issued nonqualified stock options.  All stock options granted to employees vest in equal annual installments over a three-year period and expire 10 years from the date of grant. None of our options have a performance or market condition.  The following table summarizes stock option activity for the six months ended June 30, 2006:

			Weighted Average	Aggregate
	Options for	Weighted	Remaining	Intrinsic
	Common	Average	Contractual	Value (1)
Options	Shares	Exercise Price	Term (years)	(in thousands)
Outstanding at December 31, 2005	2,457,302	$18.05
Granted	785,967	$25.49
Exercised	(24,774)	$17.91
Forfeited	(52,996)	$19.99
Outstanding at June 30, 2006	3,165,499	$19.86	8.2	17,442
Vested and exercisable at June 30, 2006	1,348,481	$17.95	7.5	$9,999

(1)                                  The aggregate intrinsic value was calculated based on the positive difference between the closing price of the Company’s common stock on June 30, 2006 (i.e. $25.37) and the weighted average exercise price of the underlying options.

The Company recorded $1.1 million ($0.8 million after tax) and $2.3 million ($1.8 million after tax) in share-based compensation related to stock options during Second Quarter 2006 and Six Months 2006, respectively. As of June 30, 2006 the total unrecognized compensation expense related to outstanding non-vested stock options was $5.2 million, which will be adjusted in the future for the difference between estimated and actual forfeitures. The Company expects to recognize that expense over the weighted-average remaining service period of 1.6 years.

The weighted-average grant-date fair value of options granted were $6.86 and $5.08 for Second Quarter 2006 and Second Quarter 2005, respectively. The weighted-average grant-date fair value of options granted were $6.71 and $4.53 for Six Months 2006 and Six Months 2005, respectively. The fair value of options issued is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants in 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Dividend yield	0.6%	0.6%	0.5%	0.7%
Expected volatility	20.12%	20.92%	20.44%	20.82%
Risk free interest rate	5.1%	4.2%	4.6%	4.1%
Expected life	5 years	5 years	5 years	5 years
Forfeiture rate	6.0%	6.0%	6.0%	6.0%

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

The total intrinsic value of options exercised during Six Months 2006 was $0.2 million. During Six Months 2006, $0.4 million was received from the exercise of stock options and an immaterial related tax benefit was recorded.

Restricted Stock Awards

The Company has granted restricted stock awards to employees and directors of the Company. Restricted stock awards generally vest in equal annual installments over a four-year period.   Restricted stock awards are amortized over the requisite service periods of the awards, which are generally the vesting periods, with the exception of retirement-eligible employees, discussed above. Prior to the adoption of FAS 123R, the Company presented restricted stock issuances on the balance sheet in common stock and additional paid-in capital with an offset in unearned stock grant compensation as a separate component of shareholders’ equity. In accordance with the provisions of FAS 123R, on January 1, 2006, the Company reclassified the balance in unearned stock grant compensation to common stock and additional paid-in capital in shareholders’ equity. The following table summarizes restricted stock award activity for the six months ended June 30, 2006:

Nonvested Shares	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2005	1,021,124	$18.12
Granted	454,333	$25.49
Vested	(268,638)	$18.00
Forfeited	(30,336)	$19.54
Nonvested at June 30, 2006	1,176,483	$20.96

The Company recorded $2.4 million ($1.9 million after tax) and $4.7 million ($3.7 million after tax) in share-based compensation, related to restricted stock awards, during Second Quarter 2006 and Six Months 2006, respectively. Restricted stock awards are expensed on a straight-line basis over the vesting period. As of June 30, 2006 the total unrecognized compensation cost related to outstanding nonvested restricted stock awards was $20.8 million, which the Company expects to recognize over the weighted-average remaining service period of 2.4 years.

Restricted Stock Units

The Company has granted restricted stock units to directors of the Company. Restricted stock units vest over a one-year period.

The following table summarizes restricted stock unit activity (excluding dividend equivalents) for the six months ended June 30, 2006:

Nonvested Stock Units	Number of Stock Units	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2005	36,301	$20.25
Granted	34,030	$24.39
Vested	(28,773)	$19.29
Forfeited	—	$—
Nonvested at June 30, 2006	41,558	$24.30

The Company recorded $0.2 million ($0.2 million after tax) and $0.4 million ($0.4 million after tax) in share-based compensation during Second Quarter 2006 and Six Months 2006, respectively. The compensation for restricted stock units is expensed on a straight-line basis over the vesting period. As of June 30, 2006, the total unrecognized compensation cost related to outstanding nonvested restricted stock units was $0.7 million, which the Company expects to recognize over the weighted-average remaining service period of 0.7 years.

Employee Stock Purchase Plan

Participation in the Stock Purchase Plan is available to all eligible employees. Maximum annual purchases by participants are limited to the number of whole shares that can be purchased by an amount equal to 10 percent of the participant’s compensation or, if less, shares having a value of $25,000. Participants may purchase shares at a purchase price equal to 85 percent of the lesser of the fair market value of the stock on the first day or the last day of the subscription period. The Company recorded $32,000 ($23,000 after tax) and $64,000 ($45,000 after tax) in share-based compensation during Second Quarter 2006 and Six Months 2006, respectively.

8. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands of U.S. dollars, except per share amounts)
Net income as reported	$44,514	$66,750	$79,396	$111,098
Basic shares	73,633	73,813	73,695	74,134
Effect of dilutive securities:
Stock awards	809	281	947	362
Diluted shares	74,442	74,094	74,642	74,496
Basic EPS	$0.60	$0.90	$1.08	$1.50
Diluted EPS	$0.60	$0.90	$1.06	$1.49

9.  Liability For Tax Basis Step-Up Adjustment

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

The Company initially recorded a $49.0 million reduction of its existing deferred tax liability, based on an estimate of the ultimate resolution of the Section 338(h)(10) election.  Under the tax allocation agreement, the Company estimates that as of the IPO date, it will pay $20.9 million to AFS and accordingly has established this amount as a liability. The initial difference, which is attributable to the change in the tax basis of certain liabilities for which there is no associated step-up in the tax basis of its assets and no amounts due to AFS, resulted in an increase to additional paid-in capital of $28.1 million during 2004.  During both Six Months 2006 and Six Months 2005 the Company paid AFS $0.4 million.

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

The following tables summarize the components of underwriting gain (loss) for each reporting segment:

	Three Months Ended June 30, 2006
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
Gross written premiums	$68.4	$41.7	$1.2	$0.1	$111.5
Net written premiums	67.8	41.3	1.2	—	110.3
Net earned premiums	21.2	23.1	3.7	—	48.2
Loss and loss adjustment expenses	(2.5)	5.7	0.4	(10.1)	(6.5)
Profit commission expense	—	1.0	0.7	—	1.7
Acquisition costs	2.3	8.5	0.3	—	11.3
Other operating expenses	12.0	3.4	0.3	—	15.6
Underwriting gain	$9.4	$4.6	$2.0	$10.1	$26.1

	Three Months Ended June 30, 2005
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
Gross written premiums	$20.9	$8.2	$1.9	$9.5	$40.5
Net written premiums	20.4	8.0	1.9	—	30.2
Net earned premiums	16.0	27.2	5.1	—	48.3
Loss and loss adjustment expenses	5.0	(64.1)	—	—	(59.1)
Profit commission expense	—	2.3	1.0	—	3.3
Acquisition costs	1.6	9.5	0.6	—	11.7
Other operating expenses	9.5	4.7	0.3	—	14.5
Underwriting (loss) gain	$(0.1)	$74.8	$3.2	$—	$77.9

	Six Months Ended June 30, 2006
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)

Gross written premiums	$98.6	$60.5	$3.8	$3.9	$166.9
Net written premiums	97.5	59.8	3.8	—	161.1
Net earned premiums	41.9	46.4	7.9	—	96.2
Loss and loss adjustment expenses	(4.3)	8.5	0.2	(11.3)	(6.9)
Profit commission expense	—	1.4	1.6	—	3.0
Acquisition costs	4.2	17.2	0.6	—	22.1
Other operating expenses	25.4	6.8	0.6	—	32.8
Underwriting gain	$16.6	$12.6	$4.8	$11.3	$45.2

	Six Months Ended June 30, 2005
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
Gross written premiums	$44.7	$42.2	$21.3	$10.4	$118.6
Net written premiums	43.5	42.0	21.3	—	106.6
Net earned premiums	36.4	50.2	9.7	—	96.4
Loss and loss adjustment expenses	3.5	(71.2)	0.2	(1.1)	(68.5)
Profit commission expense	—	2.3	2.0	—	4.3
Acquisition costs	3.1	17.6	1.1	—	21.9
Other operating expenses	20.9	7.5	0.6	—	29.0
Underwriting gain	$8.9	$94.0	$5.8	$1.1	$109.9

The following is a reconciliation of total underwriting gain to income before provision for income taxes for the periods ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions of U.S. dollars)

Total underwriting gain	$26.1	$77.9	$45.2	$109.9
Net investment income	27.3	23.7	53.5	46.8
Net realized investment (losses) gains	(1.0)	1.7	(2.0)	3.5
Unrealized gains (losses) on derivative financial instruments	5.7	(12.5)	5.7	(9.4)
Other income	—	(0.2)	—	0.1
Interest expense	(3.4)	(3.4)	(6.7)	(6.7)
Other expense	(0.7)	(2.5)	(1.3)	(2.5)
Income before provision for income taxes	$54.0	$84.6	$94.5	$141.4

The following table provides the lines of businesses from which each of the Company’s segments derive their net earned premiums:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions of U.S. dollars)
Financial guaranty direct:
Public finance	$1.7	$0.4	$2.8	$0.5
Structured finance	19.5	15.6	39.1	35.9
Total	21.2	16.0	41.9	36.4
Financial guaranty reinsurance:
Public finance	14.4	12.7	30.0	23.7
Structured finance	8.7	14.5	16.4	26.5
Total	23.1	27.2	46.4	50.2
Mortgage guaranty:
Mortgage guaranty	3.7	5.1	7.9	9.7
Total net earned premiums	$48.2	$48.3	$96.2	$96.4

The other segment had an underwriting gain of $10.1 million for Second Quarter 2006 and $11.3 million and $1.1 million for Six Months 2006 and Six Months 2005, respectively, as the equity layer credit protection business recorded loss recoveries in both periods. During Second Quarter 2005 the other segment had no underwriting gain or loss.

11. Subsidiary Information

The following tables present the unaudited condensed consolidated financial information for Assured Guaranty Ltd., Assured Guaranty US Holdings Inc., of which AGC is a subsidiary and other subsidiaries of Assured Guaranty Ltd. as of June 30, 2006 and December 31, 2005 and for the three and six months ended June 30, 2006 and 2005.

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2006
(in thousands of U.S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Assets
Total investments and cash	$683	$1,175,922	$1,092,479	$—	$2,269,084
Investment in subsidiaries	1,690,407	—	—	(1,690,407)	—
Deferred acquisition costs	—	72,314	132,993	—	205,307
Reinsurance recoverable	—	8,358	4,495	(1,560)	11,293
Goodwill	—	85,417	—	—	85,417
Premiums receivable	—	17,963	43,246	(19,027)	42,182
Other	10,263	129,667	57,331	(75,106)	122,155
Total assets	$1,701,353	$1,489,641	$1,330,544	$(1,786,100)	$2,735,438

Liabilities and shareholders’ equity

Liabilities
Unearned premium reserves	$—	$236,644	$409,978	$(44,692)	$601,930
Reserves for losses and loss adjustment expenses	—	58,766	57,430	(1,560)	114,636
Profit commissions payable	—	3,715	25,901	—	29,616
Deferred income taxes	—	31,796	(7,468)	—	24,328
Long-term debt	—	197,359	—	—	197,359
Other	18,575	75,193	40,464	(49,441)	84,791
Total liabilities	18,575	603,473	526,305	(95,693)	1,052,660

Total shareholders’ equity	1,682,778	886,168	804,239	(1,690,407)	1,682,778

Total liabilities and shareholders’ equity	$1,701,353	$1,489,641	$1,330,544	$(1,786,100)	$2,735,438

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2005
(in thousands of U.S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)

Assets
Total investments and cash	$163	$1,116,387	$1,139,463	$—	$2,256,013
Investment in subsidiaries	1,665,392	—	—	(1,665,392)	—
Deferred acquisition costs	—	73,803	119,639	—	193,442
Reinsurance recoverable	—	11,410	4,108	(3,168)	12,350
Goodwill	—	85,417	—	—	85,417
Premiums receivable	—	17,168	17,278	(1,435)	33,011
Other	1,172	107,211	27,121	(26,614)	108,890
Total assets	$1,666,727	$1,411,396	$1,307,609	$(1,696,609)	$2,689,123

Liabilities and shareholders’ equity

Liabilities
Unearned premium reserves	$—	$196,435	$362,273	$(21,559)	$537,149
Reserves for losses and loss adjustment expenses	—	63,491	60,896	(3,168)	121,219
Profit commissions payable	—	4,237	48,756	—	52,993
Deferred income taxes	—	35,997	(9,368)	—	26,629
Long-term debt	—	197,344	—	—	197,344
Other	5,214	55,384	38,168	(6,490)	92,276

Total liabilities	5,214	552,888	500,725	(31,217)	1,027,610

Total shareholders’ equity	1,661,513	858,508	806,884	(1,665,392)	1,661,513

Total liabilities and shareholders’ equity	$1,666,727	$1,411,396	$1,307,609	$(1,696,609)	$2,689,123

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THREE MONTHS ENDED JUNE 30, 2006
(in thousands of U.S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments *	Assured Guaranty Ltd. (Consolidated)

Revenues
Net premiums written	$—	$43,701	$66,644	$—	$110,345
Net premiums earned	—	23,888	24,296	—	48,184
Net investment income	1	13,708	13,563	(17)	27,255
Net realized investment losses	—	(216)	(789)	—	(1,005)
Unrealized gains on derivative financial instruments	—	4,135	1,578	—	5,713
Equity in earnings of subsidiaries	48,401	—	—	(48,401)	—
Other revenues	—	—	23	—	23
Total revenues	48,402	41,515	38,671	(48,418)	80,170

Expenses
Loss and loss adjustment expenses	—	3,353	(9,866)	—	(6,513)
Acquisition costs and other operating expenses	3,885	13,586	11,149	—	28,620
Other	3	4,055	1	—	4,059
Total expenses	3,888	20,994	1,284	—	26,166

Income before provision for income taxes	44,514	20,521	37,387	(48,418)	54,004
Total provision for income taxes	—	4,399	5,091	—	9,490

Net income	$44,514	$16,122	$32,296	$(48,418)	$44,514

* - The net income in the consolidating adjustment column will not equal parent company equity in earnings of subsidiaries, due to the residual effects of the 2005 reinsurance agreement with FSA.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THREE MONTHS ENDED JUNE 30, 2005
(in thousands of U.S. dollars)

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR SIX MONTHS ENDED JUNE 30, 2006
(in thousands of U.S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments *	Assured Guaranty Ltd. (Consolidated)

Revenues
Net premiums written	$—	$68,818	$92,311	$—	$161,129
Net premiums earned	—	50,617	45,622	—	96,239
Net investment income	1	26,537	26,984	(29)	53,493
Net realized investment losses	—	(1,362)	(649)	—	(2,011)
Unrealized gains on derivative financial instruments	—	4,855	887	—	5,742
Equity in earnings of subsidiaries	86,743	—	—	(86,743)	—
Other revenues	—	—	23	—	23
Total revenues	86,744	80,647	72,867	(86,772)	153,486

Expenses
Loss and loss adjustment expenses	—	5,398	(12,293)	—	(6,895)
Acquisition costs and other operating expenses	7,335	28,880	21,648	—	57,863
Other	13	8,033	2	—	8,048
Total expenses	7,348	42,311	9,357	—	59,016

Income before provision for income taxes	79,396	38,336	63,510	(86,772)	94,470
Total provision for income taxes	—	7,904	7,150	20	15,074

Net income	$79,396	$30,432	$56,360	$(86,792)	$79,396

* - The net income in the consolidating adjustment column will not equal parent company equity in earnings of subsidiaries, due to the residual effects of the 2005 reinsurance agreement with FSA.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR SIX MONTHS ENDED JUNE 30, 2005
(in thousands of U.S. dollars)

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

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR SIX MONTHS ENDED JUNE 30, 2006
(in thousands of U.S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)

Net cash flows provided by (used in) operating activities	$27,273	$78,158	$(14,069)	$—	$91,362

Cash flows from investing activities
Fixed maturity securities:
Purchases	—	(237,714)	(196,757)	—	(434,471)
Sales	—	221,902	210,959	—	432,861
Maturities	—	6,864	7,431	—	14,295
Purchases of short-term investments, net	(520)	(46,075)	(8,424)	—	(55,019)
Net cash flows (used in) provided by investing activities	(520)	(55,023)	13,209	—	(42,334)

Cash flows from financing activities
Repurchases of common stock	(17,190)	—	—	—	(17,190)
Dividends paid	(5,253)	—	—	—	(5,253)
Share activity under option and incentive plans	(2,310)	—	—	—	(2,310)
Repayment of notes assumed during formation transactions	(2,000)	—	—	—	(2,000)
Net cash flows used in financing activities	(26,753)	—	—	—	(26,753)
Effect of exchange rate changes	—	623	109	—	732

Increase (decrease) in cash and cash equivalents	—	23,758	(751)	—	23,007
Cash and cash equivalents at beginning of period	—	2,923	3,267	—	6,190
Cash and cash equivalents at end of period	$—	$26,681	$2,516	$—	$29,197

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR SIX MONTHS ENDED JUNE 30, 2005
(in thousands of U.S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)

Net cash flows provided by (used in) operating activities	$24,825	$(53,645)	$99,386	$—	$70,566

Cash flows from investing activities
Fixed maturity securities:
Purchases	—	(196,830)	(317,157)	—	(513,987)
Sales	—	198,350	190,294	—	388,644
Maturities	—	9,000	4,000	—	13,000
Sales (purchases) of short-term investments, net	(14)	32,987	21,758	—	54,731
Net cash flows (used in) provided by investing activities	(14)	43,507	(101,105)	—	(57,612)

Cash flows from financing activities
Repurchases of common stock	(19,014)	—	—	—	(19,014)
Dividends paid	(4,521)	—	—	—	(4,521)
Share activity under options and incentive plans	(1,276)	—	—	—	(1,276)
Net cash flows used in financing activities	(24,811)	—	—	—	(24,811)
Effect of exchange rate changes	—	(198)	(175)	—	(373)

Decrease in cash and cash equivalents	—	(10,336)	(1,894)	—	(12,230)
Cash and cash equivalents at beginning of period	—	12,096	4,882	—	16,978

Cash and cash equivalents at end of period	$—	$1,760	$2,988	$—	$4,748

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

Our financial results include four principal business segments: financial guaranty direct, financial guaranty reinsurance, mortgage guaranty and other. The other segment consists of a number of businesses that we exited in connection with our 2004 initial public offering (“IPO”).

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

Reserves for Losses and Loss Adjustment Expenses

Reserves for losses and loss adjustment expenses for non-derivative transactions in our financial guaranty direct, financial guaranty assumed reinsurance and mortgage guaranty business include case reserves and portfolio reserves. See the “—Valuation of Derivative Financial Instruments” for more information on our derivative transactions. Case reserves are established when there is significant credit deterioration on specific insured obligations and the obligations are in default or default is probable, not necessarily upon non-payment of principal or interest by an insured. Case reserves represent the present value of expected future loss payments and LAE, net of estimated recoveries, but before considering ceded reinsurance. This reserving method is different from case reserves established by traditional property and casualty insurance companies, which establish case reserves upon notification of a claim and establish incurred but not reported (“IBNR”) reserves for the difference between actuarially estimated ultimate losses and recorded case reserves. Financial guaranty insurance and assumed reinsurance case reserves and related salvage and subrogation, if any, are discounted at 6%, which is the approximate taxable equivalent yield on our investment portfolio in all periods presented.

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

The Company records an incurred loss that is reflected in the statement of operations upon the establishment of portfolio reserves. When we initially record a case reserve, we reclassify the corresponding portfolio reserve already recorded for that credit within the balance sheet. The difference between the initially recorded case reserve and the reclassified portfolio reserve is recorded as a charge in our statement of operations. It would be a remote occurrence when the case reserve is not greater than the reclassified portfolio reserve. Any subsequent change in portfolio reserves or the initial case reserves is recorded quarterly as a charge or credit in our statement of operations in the period such estimates change. Due to the inherent uncertainties of estimating loss and LAE reserves, actual experience may differ from the estimates reflected in our unaudited interim consolidated financial statements, and the differences may be material.

The chart below demonstrates the portfolio reserve’s sensitivity to frequency and severity assumptions. The change in these estimates represent management’s estimate of reasonably possible material changes and are based upon our analysis of historical experience.  Portfolio reserves were recalculated with changes made to the default and severity assumptions. In all scenarios, the starting point used to test the portfolio reserve’s sensitivity to the changes in the frequency and severity assumptions was the weighted average frequency and severity by rating and asset class of our insured portfolio. Overall the weighted average default frequency was 0.86 % and the weighted average severity was 19.1 % at June 30, 2006. For example, in the first scenario where the frequency was increased by 5.0%, each transaction’s contribution to the portfolio reserve was recalculated by adding 0.04% (i.e. 5.0% multiplied by 0.86%) to the individual transaction’s default frequency.

(in thousands of U.S. dollars)	Portfolio Reserve	Reserve Increase	Percentage Change

Portfolio reserve as of June 30, 2006	$64,676	$—	—
5% Frequency Increase	68,931	4,255	6.58%
10% Frequency Increase	72,831	8,155	12.61%
5% Severity Increase	68,291	3,615	5.59%
10% Severity Increase	71,551	6,875	10.63%
5% Frequency and Severity Increase	72,399	7,723	11.94%

In addition to analyzing the sensitivity of our portfolio reserves to possible changes in frequency and severity, we have also performed a sensitivity analysis on our financial guaranty and mortgage guaranty case reserves. Case reserves may change from our original estimate due to changes in severity factors. An actuarial analysis of the historical development of our case reserves shows that it is reasonably possible that our case reserves could develop by as much as ten percent. This analysis was performed by separately evaluating the historical development by comparing the initial case reserve established to the subsequent development in that case reserve, excluding the effects of discounting, for each sector in which we currently have significant case reserves, and estimating the possible future development. Based on this analysis, it is reasonably possible that our current financial guaranty and mortgage guaranty case reserves of $31.2 million could reasonably increase by approximately $3.0 million to $4.0 million in the future. This would cause an increase in incurred losses on our statement of operations and comprehensive income.

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

	June 30, 2006	December 31, 2005
	(in millions of U.S. dollars)
By segment:
Financial guaranty direct	$6.6	$13.1
Financial guaranty reinsurance	86.2	86.3
Mortgage guaranty	7.0	7.0
Other	14.8	14.8
Total	$114.6	$121.2

	June 30, 2006	December 31, 2005
	(in millions of U.S. dollars)
By type of reserve:
Case	$38.4	$45.9
IBNR	11.6	11.6
Portfolio	64.6	63.7
Total	$114.6	$121.2

	As of June 30, 2006
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
By segment and type of reserve:
Case	$—	$30.9	$0.3	$7.2	$38.4
IBNR	—	—	4.0	7.6	11.6
Portfolio	6.6	55.3	2.7	—	64.6
Total	$6.6	$86.2	$7.0	$14.8	$114.6

	As of December 31, 2005
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
By segment and type of reserve:
Case	$4.5	$33.8	$0.3	$7.3	$45.9
IBNR	—	—	4.1	7.5	11.6
Portfolio	8.6	52.5	2.6	—	63.7
Total	$13.1	$86.3	$7.0	$14.8	$121.2

The following table sets forth the financial guaranty in-force portfolio by underlying rating:

	As of June 30, 2006		As of December 31, 2005
Ratings(1)	Net par outstanding	% of Net par outstanding	Net par outstanding	% of Net par outstanding
	(in billions of U.S. dollars)
AAA	$43.7	37.8%	$34.5	33.7%
AA	21.0	18.2%	20.0	19.5%
A	32.2	27.8%	30.3	29.5%
BBB	17.3	14.9%	16.4	16.0%
Below investment grade	1.4	1.3%	1.3	1.3%
Total exposures	$115.6	100.0%	$102.5	100.0%

(1)                                  These ratings represent the Company’s internal assessment of the underlying credit quality of the insured obligations. Our scale is comparable to that of the nationally recognized rating agencies.

Our surveillance department is responsible for monitoring our portfolio of credits and maintains a list of closely monitored credits. The closely monitored credits are divided into four categories: Category 1 (low priority; fundamentally sound, greater than normal risk); Category 2 (medium priority; weakening credit profile, may result in loss); Category 3 (high priority; claim/default probable, case reserve established); Category 4 (claim paid, case reserve established for future payments). The closely monitored credits include all below investment grade (“BIG”) exposures where there is a material amount of exposure (generally greater than $10.0 million) or a material risk of the Company incurring a loss greater than $0.5 million. The closely monitored credits also include investment grade (“IG”) risks where credit quality is deteriorating and where, in the view of the Company, there is significant potential that the risk quality will fall below investment grade. The closely monitored credits include approximately 97% of our BIG exposure, and the remaining BIG exposure of $38.6 million is distributed across 76 different credits, as of June 30, 2006. As of December 31, 2005, the closely monitored credits include approximately 96% of our BIG exposure, and the remaining BIG exposure of $55.2 million is distributed across 103 different credits. Other than those excluded BIG credits, credits that are not included in the closely monitored credit list are categorized as fundamentally sound risks.

The following table provides financial guaranty net par outstanding by credit monitoring category as of June 30, 2006 and December 31, 2005:

	As of June 30, 2006
Description:	Net Par Outstanding	% of Net Par Outstanding	# of Credits in Category	Case Reserves
	($ in millions)
Fundamentally sound risk(1)	$114,102	98.7%
Closely monitored:
Category 1	874	0.8%	38	$—
Category 2	370	0.4%	19	—
Category 3	201	0.2%	17	17
Category 4	25	—	12	15
Sub total	1,470	1.3%	86	32
Other below investment grade risk	39	—	76	—
Total	$115,611	100.0%		$32

(1)           As of June 30, 2006, Category 1 contains 3 credits with net par outstanding of $59.6 million and Category 2 contains 6 credits with net par outstanding of $49.4 million related to Hurricane Katrina.

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

The following table summarizes movements in CMC exposure by risk category:

Net Par Outstanding	Category 1	Category 2	Category 3	Category 4	Total CMC
	($ in millions)
Balance, December 31, 2005	$872	$433	$131	$23	$1,459
Less: Amortization	111	(20)	17	—	108
Add: Additions from:
First time on CMC	140	3	16	—	159
Upgrades	37	16	—	—	53
Downgrades	—	24	89	2	115
Less: Deletions from:
Upgrades	40	37	16	—	93
Downgrades	24	89	2	—	115
Net Change	2	(63)	70	2	11
Balance, June 30, 2006	$874	$370	$201	$25	$1,470

Industry Methodology

The Company is aware that there are certain differences regarding the measurement of portfolio loss liabilities among companies in the financial guaranty industry. In January and February 2005, the Securities and Exchange Commission (“SEC”) staff had discussions concerning these differences with a number of industry participants. Based on those discussions, in June 2005, the Financial Accounting Standards Board (“FASB”) staff decided additional guidance is necessary regarding financial guaranty contracts. When the FASB staff reaches a conclusion on this issue, which is expected during the third quarter of 2006, the Company and the rest of the financial guaranty industry may be required to change some aspects of their loss reserving policies, but the Company cannot currently assess how the FASB or SEC staffs’ ultimate resolution of this issue will impact our reserving policy or other balances, i.e., premiums and DAC. Until the issue is resolved, the Company intends to continue to apply its existing policy with respect to the establishment of both case and portfolio reserves.

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

Valuation models include the use of management estimates and current market information. Management is also required to make assumptions on how the fair value of derivative instruments is affected by current market conditions. Management considers factors such as current prices charged for similar agreements, performance of underlying assets, and our ability to obtain reinsurance for our insured obligations. Due to the inherent uncertainties of the assumptions used in the valuation models to determine the fair value of these derivative products, actual experience may differ from the estimates reflected in our unaudited interim consolidated financial statements, and the differences may be material.

During the first quarter 2005 review of its valuation models, management identified a limitation in its valuation models highlighted by the then widening credit spread environment. Management adjusted its valuation models for this limitation in the first quarter 2005 resulting in an adjustment to unrealized gains on derivative financial instruments of $4.3 million, net of income taxes. Management continues to perform additional analysis, as necessary, to address market anomalies and their effect on its valuation models.

The fair value adjustment recognized in our statements of operations for the three months ended June 30, 2006 (“Second Quarter 2006”) was a $5.7 million gain compared with a $12.5 million loss for the three months ended June 30, 2005 (“Second Quarter 2005”). The fair value adjustment recognized in our statements of operations for Six Months ended June 30, 2006 (“Six Months 2006”) was a $5.7 million gain compared with a $9.4 million loss for Six Months ended June 30, 2005 (“Six Months 2005”).  The change in fair value is related to many factors but primarily due to narrowing in credit spreads.

Valuation of Investments

As of June 30, 2006 and December 31, 2005, we had total investments of $2.2 billion. The fair values of all of our investments are calculated from independent market quotations.

As of June 30, 2006, approximately 92% of our investments were long-term fixed maturity securities, and our portfolio had an average duration of 4.3 years, compared with 95% and 4.4 years as of December 31, 2005. Changes in interest rates affect the value of our fixed maturity portfolio. As interest rates fall, the fair value of fixed maturity securities increases and as interest rates rise, the fair value of fixed maturity securities decreases.

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

The Company had no write downs of investments for other than temporary impairment losses for the three- and six-month periods ended June 30, 2006 and 2005.

The following table summarizes the unrealized losses in our investment portfolio by type of security and the length of time such securities have been in a continuous unrealized loss position as of the dates indicated:

	As of June 30, 2006		As of December 31, 2005
Length of Time in Continuous Unrealized Loss	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	($ in millions)
Municipal securities
0-6 months	$187.8	$(3.3)	$103.2	$(0.9)
7-12 months	48.0	(1.7)	11.9	(0.3)
Greater than 12 months	21.2	(1.0)	13.1	(0.4)
	257.0	(6.0)	128.2	(1.6)
Corporate securities
0-6 months	30.8	(0.5)	21.4	(0.4)
7-12 months	20.8	(0.9)	13.4	(0.2)
Greater than 12 months	27.8	(1.2)	16.8	(0.7)
	79.4	(2.6)	51.6	(1.3)
U.S. Government obligations
0-6 months	93.8	(2.8)	160.5	(0.8)
7-12 months	68.0	(2.0)	8.7	(0.2)
Greater than 12 months	18.6	(0.7)	13.2	(0.4)
	180.4	(5.5)	182.4	(1.4)
Mortgage and asset-backed securities
0-6 months	222.3	(4.2)	318.8	(4.7)
7-12 months	261.1	(11.1)	136.8	(2.6)
Greater than 12 months	188.2	(9.5)	89.7	(2.9)
	671.6	(24.8)	545.3	(10.2)
Total	$1,188.4	$(38.9)	$907.5	$(14.5)

The following table summarizes the unrealized losses in our investment portfolio by type of security and remaining time to maturity as of the dates indicated:

	As of June 30, 2006		As of December 31, 2005
Remaining Time to Maturity	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	($ in millions)
Municipal securities
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	1.0	—	0.3	—
Due after five years through ten years	52.6	(1.9)	60.1	(1.2)
Due after ten years	203.4	(4.1)	67.8	(0.4)
	257.0	(6.0)	128.2	(1.6)
Corporate securities
Due in one year or less	6.8	—	—	—
Due after one year through five years	57.2	(1.6)	44.3	(1.0)
Due after five years through ten years	5.7	(0.2)	4.2	—
Due after ten years	9.7	(0.8)	3.1	(0.3)
	79.4	(2.6)	51.6	(1.3)
U.S. Government obligations
Due in one year or less	2.4	—	57.8	(0.2)
Due after one year through five years	18.4	(0.3)	39.5	(0.3)
Due after five years through ten years	66.6	(1.6)	45.2	(0.6)
Due after ten years	93.0	(3.6)	39.9	(0.3)
	180.4	(5.5)	182.4	(1.4)
Mortgage and asset-backed securities	671.6	(24.8)	545.3	(10.2)
Total	$1,188.4	$(38.9)	$907.5	$(14.5)

The following table summarizes, for all securities sold at a loss through June 30, 2006 and 2005, the fair value and realized loss by length of time such securities were in a continuous unrealized loss position prior to the date of sale:

	Three Months Ended June 30,
	2006		2005
Length of Time in Continuous Unrealized Loss Prior to Sale	Estimated Fair Value	Gross Realized Losses	Estimated Fair Value	Gross Realized Losses
	($ in millions)
Municipal securities
0-6 months	$12.8	$(0.1)	$20.7	$—
7-12 months	6.0	(0.1)	—	—
Greater than 12 months	3.3	(0.1)	—	—
	22.1	(0.3)	20.7	—
Corporate securities
0-6 months	—	—	5.3	—
7-12 months	—	—	5.4	(0.1)
Greater than 12 months	1.9	(0.1)	8.4	(0.3)
	1.9	(0.1)	19.1	(0.4)
U.S. Government securities
0-6 months	32.2	(0.6)	9.9	(0.1)
7-12 months	46.4	(0.3)	—	—
Greater than 12 months	—	—	—	—
	78.6	(0.9)	9.9	(0.1)
Mortgage and asset-backed securities
0-6 months	3.8	(0.1)	6.8	—
7-12 months	9.1	(0.1)	—	—
Greater than 12 months	—	—	—	—
	12.9	(0.2)	6.8	—
Total	$115.5	$(1.5)	$56.5	$(0.5)

	Six Months Ended June 30,
	2006		2005
Length of Time in Continuous Unrealized Loss Prior to Sale	Estimated Fair Value	Gross Realized Losses	Estimated Fair Value	Gross Realized Losses
	($ in millions)
Municipal securities
0-6 months	$18.2	$(0.1)	$20.7	$—
7-12 months	19.0	(0.4)	5.5	(0.1)
Greater than 12 months	3.3	(0.1)	—	—
	40.5	(0.6)	26.2	(0.1)
Corporate securities
0-6 months	—	—	5.3	—
7-12 months	—	—	5.4	(0.1)
Greater than 12 months	1.9	(0.1)	8.4	(0.3)
	1.9	(0.1)	19.1	(0.4)
U.S. Government securities
0-6 months	117.5	(1.9)	20.3	(0.1)
7-12 months	76.5	(0.7)	4.9	(0.1)
Greater than 12 months	—	—	—	—
	194.0	(2.6)	25.2	(0.2)
Mortgage and asset-backed securities
0-6 months	31.0	(0.2)	17.0	(0.3)
7-12 months	9.1	(0.1)	1.8	—
Greater than 12 months	—	—	3.3	(0.2)
	40.1	(0.3)	22.1	(0.5)
Total	$276.5	$(3.6)	$92.6	$(1.2)

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

In our reinsurance businesses, we estimate the ultimate written and earned premiums to be received from a ceding company at the end of each quarter and the end of each year because some of our ceding companies report premium data anywhere from 30 to 90 days after the end of the relevant period. Written premiums reported in our statement of operations are based upon reports received from ceding companies supplemented by our own estimates of premium for which ceding company reports have not yet been received. As of June 30, 2006 and December 31, 2005, the assumed premium estimate and related ceding commissions included in our unaudited interim consolidated financial statements were $23.1 million and $7.2 million and $14.3 million and $4.5 million,  respectively. Key assumptions used to arrive at management’s best estimate of assumed premiums are premium amounts reported historically and informal communications with ceding companies. Differences between such estimates and actual amounts are recorded in the period in which the actual amounts are determined. Historically, the differences have not been material. We do not record a provision for doubtful accounts related to our assumed premium estimate. Historically there have not been any material issues related to the collectibility of assumed premium. No provision for doubtful accounts related to our premium receivable was recorded for 2006 or 2005.

Deferred Acquisition Costs

Acquisition costs incurred, other than those associated with credit derivative products, that vary with and are directly related to the production of new business are deferred and amortized in relation to earned premiums. These costs include direct and indirect expenses such as ceding commissions, brokerage expenses and the cost of underwriting and marketing personnel. As of June 30, 2006 and December 31, 2005, we had deferred acquisition costs of $205.3 million and $193.4 million, respectively. Ceding commissions paid to primary insurers are the largest component of deferred acquisition costs, constituting 70.0% and 72.6% of total deferred acquisition costs as of June 30, 2006 and December 31, 2005, respectively. Management uses its judgment in determining what types of costs should be deferred, as well as what percentage of these costs should be deferred. We annually conduct a study to determine which operating costs vary with, and are directly related to, the acquisition of new business and qualify for deferral. Ceding commissions received on premiums we cede to other reinsurers reduce acquisition costs. Anticipated losses, LAE and the remaining costs of servicing the insured or reinsured business are considered in determining the recoverability of acquisition costs. Acquisition costs associated with credit derivative products are expensed as incurred. When an insured issue is retired early, as discussed in the Premium Revenue Recognition section of these Critical Accounting Estimates, the remaining related deferred acquisition cost is expensed at that time.

Deferred Income Taxes

As of June 30, 2006 and December 31, 2005, we had a net deferred income tax liability of $24.3 million and $26.6 million, respectively. Certain of our subsidiaries are subject to U.S. income tax. Deferred income tax assets and liabilities are established for the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Such temporary differences relate principally to deferred acquisition costs, reserves for losses and LAE, unearned premium reserves, net operating loss carryforwards (“NOLs”), unrealized gains and losses on investments and derivative financial instruments and statutory contingency reserves. A valuation allowance is recorded to reduce a deferred tax asset to the amount that in management’s opinion is more likely than not to be realized.

As of June 30, 2006, Assured Guaranty Re Overseas Ltd. (“AGRO”) had a stand-alone NOL of $54.0 million, which is available to offset its future U.S. taxable income. AGRO has $33.3 million of this NOL available through 2017 and $20.7 million available through 2023. AGRO’s stand-alone NOL is not permitted to offset income of any other members of AGRO’s consolidated group due to certain tax regulations. Under applicable accounting rules, we are required to establish a valuation allowance for NOLs that we believe are more likely than not to expire before utilized. Management believes it is more likely than not that $20.0 million of AGRO’s $54.0 million NOL will not be utilized before it expires and has established a $7.0 million valuation allowance related to the NOL deferred tax asset. In addition, management has established a valuation allowance for deferred tax assets attributable to unrealized losses of AGRO in the amount of $1.7 million which are unlikely to be realized.  The valuation allowance is subject to considerable judgment, is reviewed quarterly and will be adjusted to the extent actual taxable income differs from estimates of future taxable income that may be used to realize NOLs or capital losses.

Accounting for Share-Based Compensation

Prior to January 1, 2006, we accounted for our share-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB”) and related Interpretations, as permitted by FAS No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). During the three- and six- month periods ended June 30, 2005, we recorded no share-based employee compensation expense for options granted under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (the “Incentive Plan”) as all options granted under that plan had exercise prices equal to the fair market value of our common stock on the date of grant. Also, during the three- and six-month periods ended June 30, 2005, we recorded no compensation expense in connection with the Assured Guaranty Ltd. Employee Stock Purchase Plan (the “Stock Purchase Plan”) as the purchase price of the stock was not less than 85% of the lower of the fair market value of our common stock at the beginning of each offering period or at the end of each purchase period. In accordance with FAS 123 and FAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“FAS 148”) we disclosed our net income and earnings per share as if we had applied the fair value-based method in measuring compensation expense for our share-based incentive programs.

Effective January 1, 2006, we adopted the fair value recognition provisions of FAS No. 123 (revised), “Share-Based Payment” (“FAS 123R”) using the modified prospective transition method. Under that transition method, compensation expense includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation expense for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R.

As a result of adopting FAS 123R on January 1, 2006, the Company’s Second Quarter 2006 income before income taxes and net income are $1.5 million and $1.1 million lower, respectively, and for Six Months 2006 are $3.2 million and $2.5 million lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for Second Quarter 2006 and Six Months 2006 are $0.01 and $0.03 lower, respectively, than if the Company had continued to account for share-based compensation under APB 25. In addition, the Company capitalized $1.2 million in Six Months 2006 of share-based compensation as deferred acquisition costs (“DAC”). Because we elected to use the modified prospective transition method, results for prior periods have not been restated.

The following table presents pre-DAC and pre-tax, share-based compensation cost by share-based expense type:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of U.S. dollars)	2006	2005	2006	2005

Share-Based Employee Cost
Restricted Stock
Recurring amortization	$1,957	$1,382	$3,764	$2,561
Accelerated amortization for retirement eligible employees	364	—	807	—
Subtotal	2,321	1,382	4,571	2.561
Stock Options
Recurring amortization	909	—	1,953	—
Accelerated amortization for retirement eligible employees	150	—	355	—
Subtotal	1,059	—	2,308	—
ESPP	32	—	64	—
Total Share-Based Employee Cost	3,412	1,382	6,943	2,561

Share-Based Directors Cost
Restricted Stock	72	120	139	150
Restricted Stock Units	229	149	413	307
Total Share-Based Directors Cost	301	269	552	457
Total Share-Based Cost	$3,713	$1,651	7,495	$3,018

At June 30, 2006, there was $26.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of 1.9 years. As a result of the adoption of FAS 123R, the income tax effects of compensatory stock options are included in the computation of the income tax expense (benefit), and deferred tax assets and liabilities, subject to certain prospective adjustments to shareholders’ equity for the differences between the income tax effects of expenses recognized in the results of operations and the related amounts deducted for income tax purposes. Prior to the adoption of FAS 123R, the tax benefits relating to the income tax deductions for compensatory stock options were recorded directly to shareholders’ equity.

The weighted-average grant-date fair value of options granted were $6.86 and $5.08 for Second Quarter 2006 and Second Quarter 2005, respectively. The weighted-average grant-date fair value of options granted were $6.71 and $4.53 for Six Months 2006 and Six Months 2005, respectively. The fair value of options issued is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants in 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Dividend yield	0.6%	0.6%	0.5%	0.7%
Expected volatility	20.12%	20.92%	20.44%	20.82%
Risk free interest rate	5.1%	4.2%	4.6%	4.1%
Expected life	5 years	5 years	5 years	5 years
Forfeiture rate	6.0%	6.0%	6.0%	6.0%

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

For options granted before January 1, 2006, the Company amortizes the fair value on an accelerated basis. For options granted on or after January 1, 2006, the Company amortizes the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. Stock options are generally granted once a year with exercise prices equal to the closing price on the date of grant. The Company may elect to use different assumptions under the Black-Scholes option valuation model in the future, which could materially affect the Company’s net income or earnings per share.

Consolidated Results of Operations (1)

The following table presents summary consolidated results of operations data for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	($ in millions)
Revenues:
Gross written premiums	$111.5	$40.5	$166.9	$118.6
Net written premiums	110.3	30.2	161.1	106.6
Net earned premiums	48.2	48.3	96.2	96.4
Net investment income	27.3	23.7	53.5	46.8
Net realized investment (losses) gains	(1.0)	1.7	(2.0)	3.5
Unrealized gains (losses) on derivative financial instruments	5.7	(12.5)	5.7	(9.4)
Other income	—	(0.2)	—	0.1
Total revenues	80.2	60.9	153.5	137.3
Expenses:
Loss and loss adjustment expenses	(6.5)	(59.1)	(6.9)	(68.5)
Profit commission expense	1.7	3.3	3.0	4.3
Acquisition costs	11.3	11.7	22.1	21.9
Operating expenses	15.6	14.5	32.8	29.0
Interest expense	3.4	3.4	6.7	6.7
Other expenses	0.7	2.5	1.3	2.5
Total expenses	26.2	(23.7)	59.0	(4.1)
Income before provision for income taxes	54.0	84.6	94.5	141.4
Provision for income taxes	9.5	17.8	15.1	30.3
Net income	$44.5	$66.8	$79.4	$111.1
Underwriting gain (loss) by segment (2):
Financial guaranty direct	$9.4	$(0.1)	$16.6	$8.9
Financial guaranty reinsurance	4.6	74.8	12.6	94.0
Mortgage guaranty	2.0	3.2	4.8	5.8
Other	10.1	—	11.3	1.1
Total	$26.1	$77.9	$45.2	$109.9

(1)             Some amounts may not foot due to rounding.

(2)             Prior year segment amounts have been adjusted to reflect current year operating expense allocations for comparability purposes.

We organize our business around four principal business segments: financial guaranty direct, financial guaranty reinsurance, mortgage guaranty and other. There are a number of lines of business that we exited as part of our IPO in April 2004, which are included in the other segment. However, the results of these businesses are reflected in our consolidated financial statements. These businesses include equity layer credit protection, trade credit reinsurance, title reinsurance and auto residual value reinsurance.  These unaudited interim consolidated financial statements cover the Second Quarter 2006, Second Quarter 2005, Six Months 2006 and Six Months 2005.

Net Income

Net income was $44.5 million for Second Quarter 2006, a decrease of $22.3 million compared with $66.8 million  for Second Quarter 2005.    The decrease is  primarily attributable to a $63.7 million loss recovery in Second Quarter 2005 resulting from reinsurance of financial guaranty policies that insured certain investments in securities issued by entities related to Commercial Financial Services, Inc. (“CFS”). Offsetting the decrease are unrealized gains on derivative financial instruments of $5.7 million in Second Quarter 2006 compared with a loss of $12.5 million in Second Quarter 2005. Further offsetting the decrease was an $8.3 million reduction in our income tax provision which was $9.5 million in Second Quarter 2006, compared with $17.8 million in Second Quarter 2005. The Second Quarter 2005 included  $22.3 million of income tax expense related to the $63.7 million loss recovery mentioned above. Differences in our income tax expense are primarily attributable to the relative distribution of income across our taxable and non-taxable jurisdictions. Net income was $79.4 million for Six Months 2006, compared with $111.1 million for Six Months 2005. The decrease of $31.7 million in 2006 compared with 2005 is primarily due to the same reasons mentioned above.

Gross Written Premiums

	Three Months Ended June 30,		Six Months Ended June 30,
Gross Written Premiums	2006	2005	2006	2005
	($ in millions)
Financial guaranty direct	$68.4	$20.9	$98.6	$44.7
Financial guaranty reinsurance	41.7	8.2	60.5	42.2
Mortgage guaranty	1.2	1.9	3.8	21.3
Total financial guaranty gross written premiums	111.4	31.0	163.0	108.2
Other	0.1	9.5	3.9	10.4
Total gross written premiums	$111.5	$40.5	$166.9	$118.6

Gross written premiums for Second Quarter 2006 were $111.5 million compared with $40.5 million for Second Quarter 2005. Gross written premiums from our financial guaranty direct operations increased $47.5 million in Second Quarter 2006 compared with Second Quarter 2005.  The increase is primarily attributable to several financial guaranty transactions written during Second Quarter 2006 in the United Kingdom (“UK”) with upfront premiums totaling $41.0 million.  Our financial guaranty reinsurance segment increased $33.5 million in Second Quarter 2006 compared with Second Quarter 2005 due to increased upfront treaty and facultative assumed premiums in Second Quarter 2006, where as Second Quarter 2005 had more installment treaty and facultative assumed premiums. In addition,  Financial Security Assurance Inc. (“FSA”) reassumed from Assured Guaranty Re Ltd. (“AG Re”) $18.4 million of healthcare related business (“FSA transaction”) in Second Quarter 2005.

Gross written premiums for Six Months 2006 were $166.9 million, compared with $118.6 million for Six Months 2005.  This increase is primarily due to the same reasons mentioned above. However, gross written premiums for Six Months 2006 in our mortgage guaranty segment  decreased $17.5 million compared with Six Months 2005, primarily attributable to a single transaction executed in First Quarter 2005 which contributed $16.3 million to gross written premiums.

Net Earned Premiums

	Three Months Ended June 30,		Six Months Ended June 30,
Net Earned Premiums	2006	2005	2006	2005
	($ in millions)
Financial guaranty direct	$21.2	$16.0	$41.9	$36.4
Financial guaranty reinsurance	23.1	27.2	46.4	50.2
Mortgage guaranty	3.7	5.1	7.9	9.7
Total financial guaranty net earned premiums	48.2	48.3	96.2	96.4
Other	—	—	—	—
Total net earned premiums	$48.2	$48.3	$96.2	$96.4

Net earned premiums for Second Quarter 2006 were $48.2 million compared with $48.3 million for Second Quarter 2005.  Financial guaranty direct segment net earned premium was $21.2 million for Second Quarter 2006 an increase of $5.2 million compared with Second Quarter 2005.  The increase reflects the continued execution of our direct business strategy and increased market share.

Net earned premiums for Six Months 2006 were $96.2 million, compared with $96.4 million for Six Months 2005. Included in Six Months 2005 financial guaranty direct net earned premiums is $4.4 million of single name corporate CDS net earned premiums, primarily due to a novation of the business which generated $2.4 million of net earned premiums.  Six Months 2006 included only $0.6 million, of net earned premiums from this line of business.

Net Investment Income

Net investment income was $27.3 million for Second Quarter 2006, compared with $23.7 million for Second Quarter 2005. The $3.6 million increase is attributable to increasing investment yields during the year, combined with increased invested assets due to positive operating cash flows.

Net investment income was $53.5 million for Six Months 2006, compared with $46.8 million for Six Months 2005.  Pre-tax book yields were 5.1% and 4.7% for the periods ended June 30, 2006 and 2005, respectively. The $6.7 million increase for Six Months 2006 compared with Six Months 2005 is primarily due to the same reasons mentioned above.

Net Realized Investment (Losses)Gains

Net realized investment (losses)gains, principally from the sale of fixed maturity securities were $(1.0) million and $1.7 million for Second Quarter 2006 and Second Quarter 2005, respectively, and $(2.0) million and $3.5 million for Six Months 2006 and Six Months 2005, respectively. The Company had no write downs of investments for other than temporary impairment losses for the three and six months ended June 30, 2006 and 2005. Net realized investment (losses)gains, net of related income taxes, were $(0.8) million and $1.2 million for Second Quarter 2006 and Second Quarter 2005, respectively, and $(1.4) million  and $2.7 million for Six Months 2006 and Six Months 2005, respectively.

Unrealized Gains (Losses) on Derivative Financial Instruments

Derivative financial instruments are recorded at fair value as required by FAS 133 and FAS 149. However, as explained under “—Critical Accounting Estimates,” we record part of the change in fair value in the loss and LAE reserves as well as in unearned premium reserves.  The fair value adjustment for Second Quarter 2006 was a $5.7 million gain compared with a $12.5 million loss in Second Quarter 2005 .  The fair value adjustment for Six Months 2006 was $5.7 million gain compared with a $9.4 million loss for Six Months 2005. The change in fair value for both years is related to many factors but primarily due to run-off of deals and changes in credit spreads. Unrealized gains (losses) on derivative financial instruments, net of related income taxes, were $4.3 million and $(9.7) million for Second Quarter 2006 and Second Quarter 2005, respectively, and $4.2 million and $(8.1) million for Six Months 2006 and Six Months 2005, respectively.

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

Loss and Loss Adjustment Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
Loss and Loss Adjustment Expenses	2006	2005	2006	2005
	($ in millions)
Financial guaranty direct	$(2.5)	$5.0	$(4.3)	$3.5
Financial guaranty reinsurance	5.7	(64.1)	8.5	(71.2)
Mortgage guaranty	0.4	—	0.2	0.2
Total financial guaranty loss and loss adjustment expenses	3.6	(59.1)	4.4	(67.5)
Other	(10.1)	—	(11.3)	(1.1)
Total loss and loss adjustment expenses	$(6.5)	$(59.1)	$(6.9)	$(68.5)

Loss and loss adjustment expenses (“LAE”) for Second Quarter 2006 and Second Quarter 2005 were $(6.5) million and $(59.1) million, respectively.  The financial guaranty direct segment had loss and loss adjustment expenses of  $(2.5) million mainly due to a $2.1 million  release of portfolio reserves as a result of the early  termination of 20 swap transactions based on the counterparties right to terminate.  Second Quarter 2005 includes the addition of $4.5 million in case reserves relating to a mortgage transaction, executed in 2001.  During Second Quarter 2006 we increased loss reserves $5.4 million in our financial guaranty reinsurance segment, of which $3.8 million related to a rating downgrade of a European infrastructure  transaction and $1.6 million related to the rating downgrade of various credits.    Second Quarter 2005 included a $63.7 million loss recovery resulting from a third party litigation settlement agreement, discussed earlier.    Our other segment was impacted by  $10.1 million of loss recoveries from third party litigation settlements related to the equity layer credit protection business in Second Quarter 2006.

Loss and loss adjustment expenses for Six Months 2006 and Six Months 2005 were $(6.9) million and $(68.5) million, respectively.  In addition to the $10.1 million of loss recoveries from third party litigation settlements related to the equity layer credit protection business in Second Quarter 2006, during First Quarter 2005 the Company recovered $1.1 million in the other segment relating to its equity layer credit protection business.  In addition to the $63.7 million loss recovery recorded in Second Quarter 2005, mentioned above, we recovered an additional $6.8 million in the financial guaranty reinsurance segment relating to this same reinsurance claim during First Quarter 2005.

Profit Commission Expense

Profit commissions  allow the ceding company to share favorable experience on a reinsurance contract due to lower than expected losses. Profit commissions for Second Quarter 2006 and Six Months 2006 were $1.7 million and $3.0 million, respectively, compared with $3.3 million and $4.3 million for the comparable periods in the prior year.     The decrease for both periods is primarily related to the FSA  transaction, which contains a profit commission component.   Since the transaction was completed during Second Quarter 2005, but effective back to January 1, 2005, the entire $2.3 million profit commission was recorded during Second Quarter 2005.  The remainder of the decrease is associated with  the run-off of mortgage guaranty experience rated quota share treaties.

Acquisition Costs

Acquisition costs primarily consist of ceding commissions, brokerage fees and operating expenses that are related to the acquisition of new business. Acquisition costs that vary with and are directly related to the acquisition of new business are deferred and amortized in relation to earned premium. For Second Quarter 2006 and Second Quarter 2005, acquisition costs were $11.3 million and $11.7 million, respectively, while Six Months 2006 and Six Months 2005 acquisition costs were $22.1 million and $21.9 million, respectively. These amounts are consistent with earned premium.

Operating Expenses

For Second Quarter 2006 and Second Quarter 2005, operating expenses were $15.6 million and $14.5 million, respectively.  Operating expenses for Six Months 2006 were $32.8 million, compared with $29.0 million for Six Months 2005.  The $1.1 million increase for Second Quarter 2006 compared with Second Quarter 2005 was primarily due to the recognition of stock option expense.  The Company adopted FAS 123R on January 1, 2006, which requires, among other items, the recognition of stock option expense in the results of operations.  The increase in Six Months 2006 compared with Six Months 2005 is due to the same factor described above.

Other Expenses

For Second Quarter 2006 and Second Quarter 2005, other expenses were $4.1 million and $5.9 million, respectively, while for Six Months 2006 and Six Months 2005, other expenses were $8.0 million and $9.2 million, respectively. The 2006 and 2005 amounts are comprised of put option premiums associated with Assured Guaranty Corp.’s (“AGC”) $200.0 million committed capital securities and interest expense primarily related to our 7% Senior Notes (“Senior Notes “) in May 2004. The coupon on the Senior Notes is 7.0%, however, the effective rate will be approximately 6.4%, taking into account the effect of a cash flow hedge executed in March 2004. The decrease in Second Quarter 2006 and Six Months 2006 compared with the same periods in 2005 is primarily due to $2.0 million of investment banking fees associated with the committed capital securities in Second Quarter 2005.

Income Tax

For Second Quarter 2006 and Second Quarter 2005, income tax expense was $9.5 million and $17.8 million, respectively.  For Six Months 2006 and Six Months 2005, income tax expense was $15.1 million and $30.3 million, respectively.  Our effective tax rate was 17.5% and 15.9% for Second Quarter 2006 and Six Months 2006, respectively, compared with 21.1% and 21.4% for Second Quarter 2005 and Six Months 2005, respectively. Our effective tax rates reflect the proportion of income recognized by each of our operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 35%, UK subsidiaries taxed at the UK marginal corporate tax rate of 30%, and no taxes for our Bermuda holding company and subsidiaries.  Accordingly, our overall corporate effective tax rate fluctuates based on the distribution of taxable income across these jurisdictions.  Second Quarter 2006 and Six Months 2006 includes $3.5 million of income tax expense related to the $10.1 million of loss recoveries from third party litigation settlements related to the equity layer credit protection business.   Second Quarter 2005 and Six Months 2005 include $22.3 million of income tax expense related to the $63.7 million loss recovery mentioned above. This was partially offset by a $7.8 million tax benefit from the FSA transaction discussed earlier.

Segment Results of Operations

Our financial results include four principal business segments: financial guaranty direct, financial guaranty reinsurance, mortgage guaranty and other. Management uses underwriting gains and losses as the primary measure of each segment’s financial performance. Underwriting gain and loss includes net premiums earned, loss and loss adjustment expenses, profit commission expense, acquisition costs and other operating expenses that are directly related to the operations of our insurance businesses. This measure excludes certain revenue and expense items, such as investment income, realized investment gains and losses, unrealized gains and losses on derivative financial instruments, and interest expense, that are not directly related to the underwriting performance of our insurance operations, but are included in net income.

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

The table below summarizes the financial results of our financial guaranty direct segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	($ in millions)
Gross written premiums	$68.4	$20.9	$98.6	$44.7
Net written premiums	67.8	20.4	97.5	43.5
Net earned premiums	21.2	16.0	41.9	36.4
Loss and loss adjustment expenses	(2.5)	5.0	(4.3)	3.5
Profit commission expense	—	—	—	—
Acquisition costs	2.3	1.6	4.2	3.1
Operating expenses	12.0	9.5	25.4	20.9
Underwriting gain (loss)	$9.4	$(0.1)	$16.6	$8.9
Loss and loss adjustment expense ratio	(11.7)%	31.3%	(10.2)%	9.7%
Expense ratio	67.4%	69.1%	70.6%	65.8%
Combined ratio	55.7%	100.4%	60.4%	75.5%

	Three Months Ended June 30,		Six Months Ended June 30,
Gross Written Premiums	2006	2005	2006	2005
	($ in millions)
Public finance	$48.0	$5.4	$56.9	$7.0
Structured finance	20.4	15.5	41.7	37.7
Total	$68.4	$20.9	$98.6	$44.7

For Second Quarter 2006 the financial guaranty direct segment contributed $68.4 million to gross written premiums, an increase of $47.5 million, compared with $20.9 million for Second Quarter 2005. The increase is mainly attributable to several financial guaranty transactions written during Second Quarter 2006 in the UK with upfront premiums totaling $41.0 million.    Gross written premiums for Six Months 2006 and Six Months 2005 were $98.6 million and $44.7 million, respectively.  The increase of $53.9 million is attributable to the same reason as discussed for Second Quarter 2006.

Gross and net written premiums from structured finance and credit derivatives are generally received on an installment basis. For Six Months 2006, 56% of gross written premiums in this segment were upfront premiums and 44% were installment premiums. For Six Months 2005, 24% of gross written premiums in this segment were upfront premiums and 76% were installment premiums.

	Three Months Ended June 30,		Six Months Ended June 30,
Net Written Premiums	2006	2005	2006	2005
		($ in millions)

Public finance	$48.0	$5.6	$56.9	$7.0
Structured finance	19.8	14.8	40.6	36.5
Total	$67.8	$20.4	$97.5	$43.5

For Second Quarter 2006 and Six Months 2006, net written premiums were $67.8 million and $97.5 million, respectively, compared with $20.4 million for Second Quarter 2005 and $43.5 million for Six Months 2005.  The variances in net written premiums are consistent with the variances in gross written premiums as we typically retain a substantial portion of this business.

	Three Months Ended June 30,		Six Months Ended June 30,
Net Earned Premiums	2006	2005	2006	2005
		($ in millions)
Public finance	$1.7	$0.4	$2.8	$0.5
Structured finance	19.5	15.6	39.1	35.9
Total	$21.2	$16.0	$41.9	$36.4

Net earned premiums for Second Quarter 2006 were $21.2 million compared with $16.0 million for Second Quarter 2005, reflecting the continued execution of our direct business strategy and increased market share.  Net earned premiums for Six Months 2006 increased $5.5 million compared with Six Months 2005.  Included in Six Months 2005 financial guaranty direct net earned premiums is $4.4 million of single name corporate CDS net earned premiums, primarily due to a novation of the business which generated $2.4 million of net earned premiums.  Six Months 2006 included only $0.6 million of net earned premiums from this line of business.

Loss and LAE were $(2.5) million and $5.0 million, respectively, for Second Quarter 2006 and Second Quarter 2005, while these expenses were $(4.3) million and $3.5 million for Six Months 2006 and Six Months 2005, respectively.  Second Quarter 2006 included a $2.1 million  release of portfolio reserves as a result of the early  termination of 20 swap transactions based on the counterparties right to terminate and  $0.4 million loss recovery from a transaction originally executed in 2001. During Second Quarter 2005 we added $4.5 million in case reserves for a specific mortgage transaction executed in 2001.

In addition to the reduction discussed above, Six Months 2006 includes a $3.2 million settlement of a sub-prime mortgage transaction, offset by a related $0.7 million subrogation recovery and a $4.5 million release of case reserves.  This was partially offset by a $0.2 million increase in portfolio reserves.  Six Months 2005 amount is attributable to a $0.9 million release of portfolio reserves related to the single name corporate CDS line of business, as well as a release of portfolio reserves related to our CDO book of business as those deals approached maturity and the underlying credit quality improved during First Quarter 2005.

Acquisition costs for Second Quarter 2006 and Six Months 2006 were $2.3 million and $4.2 million, respectively. For Second Quarter 2005 and Six Months 2005 acquisition costs were $1.6 million and $3.1 million, respectively. Acquisition costs generally are expensed in proportion to net earned premiums.  Net earned premiums in 2005 included $2.4 million from the novation of our single name corporate CDS business, with no offsetting acquisition expenses.  Excluding the novation, the ratio of acquisition costs to net earned premiums are consistent period to period.

Operating expenses for Second Quarter 2006 and Second Quarter 2005 were $12.0 million and $9.5 million, respectively.  Operating expenses for Six Months 2006 were $25.4 million, compared with $20.9 million for Six Months 2005. During 2006 the Company implemented a new operating expense methodology to more closely apply expenses to the individual operating segments. This new methodology was based on a comprehensive study and is based on departmental time estimates and headcount. 2005 amounts have been restated to show this new methodology on a comparative basis.  The increase in operating expenses for the three- and six-month periods ended June 30, 2006, compared with the three- and six-month periods ended June 30, 2005 is due to increased salaries and employee related benefits, including the expensing of stock options, due to staffing additions and merit increases.

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

The table below summarizes the financial results of our financial guaranty reinsurance segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		($ in millions)

Gross written premiums	$41.7	$8.2	$60.5	$42.2
Net written premiums	41.3	8.0	59.8	42.0
Net earned premiums	23.1	27.2	46.4	50.2
Loss and loss adjustment expenses	5.7	(64.1)	8.5	(71.2)
Profit commission expense	1.0	2.3	1.4	2.3
Acquisition costs	8.5	9.5	17.2	17.6
Operating expenses	3.4	4.7	6.8	7.5
Underwriting gain	$4.6	$74.8	$12.6	$94.0
Loss and loss adjustment expense ratio	24.6%	(235.7)%	18.3%	(141.8)%
Expense ratio	55.4%	60.7%	54.5%	54.6%
Combined ratio	80.0%	175.0%	72.8%	(87.2)%

	Three Months Ended June 30,		Six Months Ended June 30,
Gross Written Premiums	2006	2005	2006	2005
		($ in millions)
Public finance	$33.2	$(1.8)	$44.6	$21.4
Structured finance	8.5	10.0	15.9	20.8
Total	$41.7	$8.2	$60.5	$42.2

Gross written premiums for our financial guaranty reinsurance segment include upfront premiums on transactions underwritten during the period, plus installment premiums on business primarily underwritten in prior periods. Consequently, this amount is affected by changes in the business mix between public finance and structured finance. For Six Months 2006, 67% of gross written premiums in this segment were upfront premiums and 33% were installment premiums. For Six Months 2005, 38% of gross written premiums in this segment were upfront premiums and 62% were installment premiums.

Gross written premiums for Second Quarter 2006 were $41.7 million, an increase of $33.5 million, compared with $8.2 million for Second Quarter 2005, while gross written premiums for Six Months 2006 were $60.5 million, an increase of $18.3 million, compared with $42.2 million for Six Months 2005. The increase of Second Quarter 2006 gross written premiums compared with Second Quarter 2005 is attributable to a greater portion of business being public finance, which tends to be received on an upfront basis, rather than structured finance, which tends to be received on an installment basis.  In Second Quarter 2006 upfront treaty and facultative deals totaled $31.9 million compared with $(3.8) million  in Second Quarter 2005.  Installment premiums were  $9.8 million for Second Quarter 2006, compared with $12.0 million for Second Quarter 2005.  The $(3.8) million in  Second Quarter 2005 is attributable to FSA reassuming $18.4 million of healthcare related reinsurance business from AG Re.

The following table summarizes the Company’s gross written premiums by significant client:

	Three Months Ended June 30,		Six Months Ended June 30,
Gross Written Premiums by Client	2006	2005	2006	2005
		($ in millions)

Financial Security Assurance Inc.(1)	$18.2	$10.4	$25.7	$32.6
Ambac Assurance Corporation	10.5	9.7	14.8	20.4
Financial Guaranty Insurance Company	9.5	3.3	12.9	5.6
MBIA Insurance Corporation	2.3	4.2	5.8	8.9

(1) Second Quarter 2005 and Six Months 2005 excludes $18.4 million of reassumption of premiums related to the Company’s healthcare business during Second Quarter 2005.

As of April 1, 2005 our quota share reinsurance treaty with Ambac Assurance Corporation (“Ambac”) was renewed. In addition, AG Re entered into a master facultative agreement with Ambac on March 31, 2005. On April 20, 2005, Ambac  provided notice of a non-renewal of the quota share treaty on a run-off basis, effective July 1, 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
Net Written Premiums	2006	2005	2006	2005
		($ in millions)
Public finance	$32.9	$(2.0)	$44.0	$21.2
Structured finance	8.4	10.0	15.8	20.8
Total	$41.3	$8.0	$59.8	$42.0

For Second Quarter 2006 and Six Months 2006, net written premiums were $41.3 million and $59.8 million, respectively, compared with $8.0 million and $42.0 million, respectively, for the same periods last year.  The increases of $33.3 million and $17.8 million are consistent with the increases in gross written premium described above.

	Three Months Ended June 30,		Six Months Ended June 30,
Net Earned Premiums	2006	2005	2006	2005
		($ in millions)
Public finance	$14.4	$12.7	$30.0	$23.7
Structured finance	8.7	14.5	16.4	26.5
Total	$23.1	$27.2	$46.4	$50.2
Included in public finance reinsurance net earned premiums are refundings of	$1.7	$3.6	$5.3	$5.0

Net earned premiums for Second Quarter 2006 and Six Months 2006 were $23.1 million and $46.4 million, respectively, compared with $27.2 million and $50.2 million for Second Quarter 2005 and Six Months 2005, respectively. Public finance net earned premiums include refunding premiums, which reflect the unscheduled pre-payment or refundings of underlying municipal bonds due to lower interest rates. These unscheduled refunding premiums, which were $1.7 million and $5.3 million for Second Quarter 2006 and Six Months 2006, respectively, compared with $3.6 million and $5.0 million, respectively, for the same periods last year, are sensitive to market interest rates.  We evaluate our net earned premiums both including and excluding these premiums.

Losses and LAE were $5.7 million and $(64.1) million for Second Quarter 2006 and Second Quarter 2005, respectively.  During Second Quarter 2006 we increased loss reserves $5.4 million, of which $3.8 million related to a ratings downgrade of a European infrastructure  transaction and $1.6 million related to the ratings downgrade of various credits.  Second Quarter 2005 includes a $63.7 million loss recovery resulting from reinsurance of financial guaranty policies that insured certain investments in securities issued by entities related to CFS.

Losses and LAE were $8.5 million and $(71.2) million for Six Months 2006 and Six Months 2005, respectively.  In addition to the reserve increases mentioned above,  Six Months 2006 includes a $2.5 million case reserve addition due to a U.S. public infrastructure transaction. Also included in Six Months 2006 are various additions to case reserves totaling $0.7 million and incurred and paid LAE of  $0.6 million related to the same European infrastructure  transaction mentioned above.  Offsetting these additions was a $1.0 million release of portfolio reserves. Six Months 2005 includes an additional $6.8 million relating to the CFS reinsurance claim mentioned above.  This recovery was received in connection with the completion of two settlements.

Profit commission expense was $1.0 million in Second Quarter 2006 compared to $2.3 million in Second Quarter 2005, and $1.4 million in Six Months 2006 compared with $2.3 million in Six Months 2005.  During Second Quarter 2005, AGC and AG Re, two of the Company’s subsidiaries, entered into a reinsurance agreement, effective as of January 1, 2005, with FSA pursuant to which substantially all of FSA’s financial guaranty risks previously ceded to AGC were assumed by AG Re.  Since the transaction was completed during Second Quarter 2005, but effective back to January 1, 2005, the entire $2.3 million profit commission was recorded during Second Quarter 2005.

For Second Quarter 2006 and Second Quarter 2005, acquisition costs were $8.5 million and $9.5 million, respectively, while acquisition costs were $17.2 million for Six Months 2006 compared with $17.6 million for Six Months 2005. The changes in acquisition costs over the periods are directly related to the changes in net earned premium.

Operating expenses for Second Quarter 2006 and Second Quarter 2005 were $3.4 million and $4.7 million, respectively.  Operating expenses for Six Months 2006 were $6.8 million, compared with $7.5 million for Six Months 2005. During 2006 the Company implemented a new operating expense methodology to more closely apply expenses to the individual operating segments. This new methodology was based on a comprehensive study and is based on departmental time estimates and headcount. 2005 amounts have been restated to show this new methodology on a comparative basis.  Though overall operating expenses have increased, financial guaranty reinsurance operating expenses decreased in Second Quarter 2006 and Six Months 2006, compared with comparable periods in 2005 as more time and resources are being focused on our financial guaranty direct segment and thus a greater share of the expenses have been allocated to that segment.

Mortgage Guaranty Segment

Mortgage guaranty insurance provides protection to mortgage lending institutions against the default of borrowers on mortgage loans that, at the time of the advance, had a loan-to-value ratio in excess of a specified ratio. We primarily function as a reinsurer in this industry and assume all or a portion of the risks undertaken by primary mortgage insurers.

The table below summarizes the financial results of our mortgage guaranty segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		($ in millions)
Gross written premiums	$1.2	$1.9	$3.8	$21.3
Net written premiums	1.2	1.9	3.8	21.3
Net earned premiums	3.7	5.1	7.9	9.7
Loss and loss adjustment expenses	0.4	—	0.2	0.2
Profit commission expense	0.7	1.0	1.6	2.0
Acquisition costs	0.3	0.6	0.6	1.1
Operating expenses	0.3	0.3	0.6	0.6
Underwriting gain	$2.0	$3.2	$4.8	$5.8
Loss and loss adjustment expense ratio	9.4%	—	2.5%	2.1%
Expense ratio	36.4%	37.5%	36.2%	38.1%
Combined ratio	45.8%	37.5%	38.7%	40.2%

Gross written premiums for Second Quarter 2006 and Six Months 2006 were $1.2 million and $3.8 million, respectively, compared with $1.9 million and $21.3 million for the comparable periods in 2005.  The decrease in gross written premiums for Second Quarter 2006 compared with Second Quarter 2005 is due to the run-off of our quota share treaty business.  In addition to the run-off  of our quota share treaty business, the decrease in gross written premiums for Six Months 2006 compared with Six Months 2005 is primarily related  to a single transaction executed in First Quarter 2005 which contributed $16.3 million to gross written premiums.

Net written premiums for Second Quarter 2006 and Six Months 2006 were $1.2 million and $3.8 million, respectively, compared with $1.9 million and $21.3 million for the comparable periods in 2005. This is consistent with gross written premiums, as we do not cede a significant amount of our mortgage guaranty business.

For Second Quarter 2006 and Second Quarter 2005, net earned premiums were $3.7 million and $5.1 million, respectively.  For Six Months 2006 net earned premiums were $7.9 million compared with $9.7 million for Six Months 2005.  The decrease in net earned premiums reflects the run-off of our quota share treaty business.

Loss and LAE were $0.4 million for Second Quarter 2006 while Second Quarter 2005 experienced no net losses.   Loss and LAE  for both Six Months 2006 and Six Months  2005 was $0.2 million. During Second Quarter 2006 portfolio reserves were increased $0.4 million reflecting  continued earnings from the  remaining in-force exposure on our excess of loss mortgage insurance contracts.  Offsetting the portfolio increase mentioned above, Six Months 2006, includes a $0.2 million reduction of case reserves, reflecting the run-off of our quota share treaty business.  During Six Months 2005, the Company added $0.5 million to portfolio reserves which was offset by case and IBNR reserve releases of $0.3 million.

Profit commission expense for Second Quarter 2006 and Second Quarter 2005 was $0.7 million and $1.0 million, respectively. For Six Months 2006 profit commission expense decreased to $1.6 million, compared with $2.0 million for Six Months 2005.  The decrease in profit commission expense for 2006 compared with 2005 is primarily due  to the run-off of mortgage guaranty experience rated quota share treaties, which have a large profit commission component.

Acquisition costs for Second Quarter 2006 and Second Quarter 2005 were $0.3 million and $0.6 million, respectively. Acquisition costs for Six Months 2006 were $0.6 million compared with $1.1 million for Six Months 2005. The decline in acquisition costs in 2006 as compared with 2005 is directly related to the decline in net earned premiums.

Operating expenses for both Second Quarter 2006 and Second Quarter 2005 were $0.3 million, while for both Six Months 2006  and Six Months 2005 they were $0.6 million. During 2006 the Company implemented a new operating expense methodology to more closely apply expenses to the individual operating segments. This new methodology was based on a comprehensive study and is based on departmental time estimates and headcount. 2005 amounts have been restated to show this new methodology on a comparative basis.   Though overall operating expenses increased, mortgage guaranty operating expenses remained flat in Second Quarter 2006 and Six Months 2006, compared with comparable periods in 2005, as more time and resources are being focused on our financial guaranty direct segment and thus a greater share of the expenses have been allocated to that segment.

Other Segment

Our other segment consists of certain non-core businesses that we have exited in connection with the IPO, including, but not limited to, equity layer credit protection, trade credit reinsurance and title reinsurance .

The other segment had no earned premiums during 2006 or 2005.  However, during  Second Quarter 2006 and  Six Months 2006, due to loss recoveries from third party litigation settlements from our exited equity layer credit protection business, the other segment generated $10.1 million and $11.3 million, respectively, of  underwriting gains.   Six Months 2005 had an underwriting gain of $1.1 million  from loss recoveries associated with our exited equity layer credit protection business, while no underwriting gain was generated in Second Quarter 2005.

Liquidity and Capital Resources

Our liquidity, both on a short-term basis (for the next twelve months) and a long-term basis (beyond the next twelve months), is largely dependent upon: (1) the ability of our operating subsidiaries to pay dividends or make other payments to us, (2) external financings and (3) investment income from our invested assets. Our liquidity requirements include the payment of our operating expenses, interest on our debt, and dividends on our common shares. We may also require liquidity to make periodic capital investments in our operating subsidiaries. In the ordinary course of our business, we evaluate our liquidity needs and capital resources in light of holding company expenses, debt-related expenses and our dividend policy, as well as rating agency considerations. Based on the amount of dividends we expect to receive from our subsidiaries and the income we expect to receive from our invested assets, management believes that we will have sufficient liquidity to satisfy our needs over the next twelve months, including the ability to pay dividends on our common shares in accordance with our dividend policy. Total cash paid in Six Months 2006 and Six Months 2005 for dividends to shareholders was $5.3 million, or $0.07 per common share, and $4.5 million, or $0.06 per common share, respectively. Beyond the next twelve months, the ability of our operating subsidiaries to declare and pay dividends may be influenced by a variety of factors including market conditions, insurance and rating agencies regulations and general economic conditions. Consequently, although management believes that we will continue to have sufficient liquidity to meet our debt service and other obligations over the long term, no guaranty can be given that we will not be required to seek external debt or equity financing in order to meet our operating expenses, debt service obligations or pay dividends on our common shares.

We anticipate that a major source of our liquidity, for the next twelve months and for the longer term, will be amounts paid by our operating subsidiaries as dividends. Certain of our operating subsidiaries are subject to restrictions on their ability to pay dividends. The amount available at AGC to pay dividends in 2006 with notice to, but without the prior approval of, the Maryland Insurance Commissioner is approximately $29.6 million. AGC has committed to its rating agencies that it will not pay more than $10.0 million per year in dividends, without prior consultation. Dividends paid by a U.S. company to a Bermuda holding company presently are subject to a 30% withholding tax. The amount available at AG Re to pay dividends in 2006 in compliance with Bermuda law is $590.2 million.

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

Net cash flows provided by operating activities were $91.4 million and $70.6 million during Six Months 2006 and Six Months 2005, respectively. The increase in cash flows provided by operating activities was primarily due to upfront premium received in both our financial guaranty direct and financial guaranty reinsurance segments during Second Quarter 2006 and a $10.1 million loss recovery from third party litigation settlements from our equity layer credit protection business, which was exited in connection with the IPO.

Net cash flows used in investing activities were $42.3 million and $57.6 million during Six Months 2006 and Six Months 2005, respectively. These investing activities consist of net purchases and sales of fixed maturity securities and short-term investments.

Net cash flows used in financing activities were $26.8 million and $24.8 million during Six Months 2006 and Six Months 2005, respectively. During Six Months 2006 we paid $5.3 million in dividends and $2.3 million, net, under our stock award plans. In addition, in April 2006, the Company repaid $2.1 million of notes outstanding and related interest to subsidiaries of ACE. These notes were assumed in connection with the IPO. During Six Months 2005, we paid $4.5 million in dividends and $1.3 million, net, under our stock award plans.

On May 4, 2006, the Company’s Board of Directors approved a new share repurchase program for 1.0 million common shares. Share repurchases will take place at management’s discretion depending on market conditions. During Six Months 2006, we paid $17.2 million to repurchase 0.7 million shares of our Common Stock.   During Six Months 2005 we paid $19.0 million to repurchase 1.0 million shares of our Common Stock under the Board of Directors authorized $25.0 million stock repurchase program, which was initiated in November 2004.

As of June 30, 2006 our future cash payments associated with contractual obligations pursuant to our operating leases for office space and have not materially changed since December 31, 2005.

Credit Facilities

$300.0 million Credit Facility

On April 15, 2005, Assured Guaranty Ltd. and certain of its subsidiaries entered into a $300.0 million three-year unsecured revolving credit facility (the “$300.0 million credit facility”) with a syndicate of banks, for which ABN AMRO Incorporated and Bank of America, N.A. acted as lead arrangers and KeyBank National Association (“KeyBank”) acted as syndication agent. Under the $300.0 million credit facility, each of AGC, Assured Guaranty (UK) Ltd. (“AG (UK)”), a subsidiary of AGC organized under the laws of the United Kingdom, Assured Guaranty Ltd., AG Re and AGRO are entitled to request the banks to make loans to such borrower or to request that letters of credit be issued for the account of such borrower. The $300.0 million credit facility replaced the previously outstanding (1)  $250.0 million credit facility and (2)  Letter of Credit Agreement.

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

The $300.0 million credit facility’s financial covenants require that Assured Guaranty Ltd. (a) maintain a minimum net worth of $1.2 billion, (b) maintain an interest coverage ratio of at least 2.5:1, and (c) maintain a maximum debt-to-capital ratio of 30%. In addition, the $300.0 million credit facility requires that AGC: (x) maintain qualified statutory capital of at least 80% of its statutory capital as of the fiscal quarter prior to the closing date of the facility and (y) maintain a ratio of aggregate net par outstanding to qualified statutory capital of not more than 150:1. Furthermore, the $300.0 million credit facility contains restrictions on Assured Guaranty Ltd. and its subsidiaries, including, among other things, in respect of their ability to incur debt, permit liens, become liable in respect of guaranties, make loans or investments, pay dividends or make distributions, dissolve or become party to a merger, consolidation or acquisition, dispose of assets or enter into affiliate transactions. Most of these restrictions are subject to certain minimum thresholds and exceptions. A default by one borrower will give rise to a right of the lenders to terminate the facility and accelerate all amounts then outstanding. As of June 30, 2006 and December 31, 2005, Assured Guaranty was in compliance with all of those financial covenants.

As of June 30, 2006 and December 31, 2005, no amounts were outstanding under this facility nor have there been any borrowings under this facility.

Non-Recourse Credit Facility

AGC is also party to a non-recourse credit facility with a syndicate of banks which provides up to $175.0 million specifically designed to provide rating agency-qualified capital to further support AGC’s claims paying resources. The facility expires in December 2010. As of June 30, 2006 and December 31, 2005, no amounts were outstanding under this facility nor have there been any borrowings under the life of this facility.

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

As of June 30, 2006 and December 31, 2005, the put option had not been exercised.

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

Investment Portfolio

Our investment portfolio consisted of $2,069.2 million of fixed maturity securities, $170.7 million of short-term investments and had a duration of 4.3 years as of June 30, 2006, compared with $2,134.0 million of fixed maturity securities, $115.8 million of short-term investments with a duration of 4.4 years as of December 31, 2005. Our fixed maturity securities are designated as available-for-sale in accordance with FAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”). Fixed maturity securities are reported at their fair value in accordance with FAS 115, and the change in fair value is reported as part of accumulated other comprehensive income. If we believe the decline in fair value is “other than temporary,” we write down the carrying value of the investment and record a realized loss in our statement of operations.

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

The following table summarizes the ratings distributions of our investment portfolio as of June 30, 2006 and December 31, 2005. Ratings are represented by the lower of the Moody’s and S&P classifications.

	As of June 30, 2006	As of December 31, 2005

AAA or equivalent	82.7%	84.9%
AA	12.1%	10.7%
A	5.2%	4.4%
Total	100.0%	100.0%

As of June 30, 2006 and December 31, 2005, our investment portfolio did not contain any securities that were not rated or rated below investment grade.

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

Under agreements with our cedants and in accordance with statutory requirements, we maintain fixed maturity securities in trust accounts for the benefit of reinsured companies and for the protection of policyholders, generally in states where we or our subsidiaries, as applicable, are not licensed or accredited. The carrying value of such restricted balances as of June 30, 2006 and December 31, 2005 was $491.3 million and $552.8 million, respectively.

Under certain derivative contracts, we are required to post eligible securities as collateral, generally cash or U.S. government or agency securities. The need to post collateral under these transactions is generally based on marked to market valuations in excess of contractual thresholds. The fair market values of our pledged securities totaled $1.7 million as of June 30, 2006 and $1.8 million as of December 31, 2005.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48  also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is assessing FIN 48 and has not determined the impact that the adoption of FIN 48 will have on its results of operations or financial position.

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

Financial instruments that may be adversely affected by changes in interest rates consist primarily of investment securities. The primary objective in managing our investment portfolio is generation of an optimal level of after-tax investment income while preserving capital and maintaining adequate liquidity. Investment strategies are based on many factors, including our tax position, fluctuation in interest rates, regulatory and rating agency criteria and other market factors.   There have been no significant changes in circumstances affecting our market risks.  As such, we have not provided disclosure in this quarterly report on Form 10-Q.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Assured Guaranty Ltd.’s management, with the participation of Assured Guaranty Ltd.’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Assured Guaranty Ltd.’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, Assured Guaranty Ltd.’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Assured Guaranty Ltd.’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by Assured Guaranty Ltd. (including its consolidated subsidiaries) in the reports that it files or submits under the Exchange Act and that such information is accumulated and communicated to Assured Guaranty Ltd.’s management as appropriate to allow for timely decisions regarding the required disclosure.

There have been no changes in internal controls that has materially affected, or is reasonably likely to affect, Assured Guaranty Ltd.’s internal control over financial reporting.

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

In April 2005, AGC received a Notice of Order to Preserve (“Order”) from the Office of the Commissioner of Insurance, State of Georgia (“Commissioner”). The Order was directed to “ACE Limited, and all affiliates” and requires the preservation of documents and other items related to “finite insurance” and a broad group of other insurance and reinsurance agreements. Also in April 2005, AGC, and numerous other insurers, received a subpoena from the Commissioner related to the “initial phase” of the Commissioner’s investigation into “finite-risk” transactions. The subpoena requests information on AGC’s assumed and ceded reinsurance contracts in force during 2004. AGC provided the required information in response to the subpoena in January of 2006 and has not been contacted further by the Commissioner.

During Second Quarter 2006, the Company’s wholly owned subsidiary, Assured Guaranty Re Overseas Ltd. (“AGRO”), and a number of other parties, completed various settlements with defendants in the In re: National Century Financial Enterprises Inc. Investment Litigation now pending in the United States District Court for the Southern District of Ohio - Eastern District. AGRO received approximately $10.1 million (pre-tax) in Second Quarter 2006, from the settlements. AGRO originally paid claims in 2003 of approximately $41.7 million (pre-tax) related to National Century Financial Enterprises Inc. To date, including the settlements described above, the Company has recovered $16.6 million (pre-tax). This is a partial settlement of the litigation, and the litigation will continue against other parties.

Item 1A — Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results.  There have been no significant changes in circumstances affecting our risk factors.  As such, we have not provided disclosure in this quarterly report on Form 10-Q.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

Issuer’s Purchases of Equity Securities

The following table reflects purchases made by the Company during the three months ended June 30, 2006. On May 4, 2006, the Company’s Board of Directors approved a new 1.0 million share repurchase program. Share repurchases will take place at management’s discretion depending on market conditions.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Number of Shares that May Yet Be Purchased Under the Program

April 1 — April 30	75,564	(1)	$25.08	—
May 1 — May 31	369,984	(2)	$24.92	368,182	631,818
June 1 — June 30	325,814		$24.60	325,814	306,004
Total	771,362		$24.80	693,996

(1)          75,564 shares were repurchased from employees in connection with the payment of withholding taxes due in connection with the vesting of restricted stock awards.

(2)          1,802 shares were repurchased from employees in connection with the payment of withholding taxes due in connection with the vesting of restricted stock awards.

Items 3, 4 and 5 are omitted either because they are inapplicable or because the answer to such question is negative.

Item 6 — Exhibits

See Exhibit Index for a list of exhibits filed with this report.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the under  signed thereunto duly authorized.

Assured Guaranty Ltd.(Registrant)

Dated: August 8, 2006	By:	/S/ Robert B. Mills

Robert B. Mills Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Restricted Stock Agreement for Outside Directors under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan*

10.2	Amended Description of Executive Officer Cash Compensation*

31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Assured Guaranty Corp.’s Consolidated Unaudited Financial Statements as of June 30, 2006 and December 31, 2005 and for the Three and Six Months Ended June 30, 2006 and 2005

* Management contract or compensatory plan