Form 10-Q
period 2006-09-30
ASSURED GUARANTY LTD
filed 2006-11-07
CIK 1273813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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
Yes ☐ No ☒

The number of registrant’s Common Shares ($0.01 par value) outstanding as of November 1, 2006 was 73,147,882.

ASSURED GUARANTY LTD.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Assured Guaranty Ltd.
Consolidated Balance Sheets
(in thousands of U.S. dollars except per share and share amounts)
(Unaudited)

	September 30,	December 31,
	2006	2005
Assets
Fixed maturity securities, at fair value (amortized cost: $2,163,089 in 2006 and $2,082,363 in 2005)	$2,210,011	$2,133,997
Short-term investments, at cost which approximates fair value	169,430	115,826
Total investments	2,379,441	2,249,823
Cash and cash equivalents	15,656	6,190
Accrued investment income	22,569	22,676
Deferred acquisition costs	210,184	193,442
Prepaid reinsurance premiums	8,956	12,478
Reinsurance recoverable on ceded losses	9,397	12,350
Premiums receivable	33,280	33,011
Goodwill	85,417	85,417
Unrealized gains on derivative financial instruments	51,135	53,037
Current income taxes receivable	6,853	3,005
Other assets	21,961	17,694
Total assets	$2,844,849	$2,689,123

Liabilities and shareholders’ equity
Liabilities
Unearned premium reserves	$619,737	$537,149
Reserves for losses and loss adjustment expenses	116,914	121,219
Profit commissions payable	30,979	52,993
Reinsurance balances payable	2,069	3,724
Deferred income taxes	44,855	26,629
Funds held by Company under reinsurance contracts	20,338	19,186
Unrealized losses on derivative financial instruments	6,599	12,652
Long-term debt	197,367	197,344
Liability for tax basis step-up adjustment	15,177	20,129
Other liabilities	33,923	36,585
Total liabilities	1,087,958	1,027,610
Commitments and contingencies
Shareholders’ equity
Common stock ($0.01 par value, 500,000,000 shares authorized; 73,144,785 and 74,761,577 shares issued and outstanding in 2006 and 2005)	731	748
Additional paid-in capital	856,243	881,998
Unearned stock grant compensation	—	(14,756)
Retained earnings	857,121	747,691
Accumulated other comprehensive income	42,796	45,832
Total shareholders’ equity	1,756,891	1,661,513
Total liabilities and shareholders’ equity	$2,844,849	$2,689,123

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Consolidated Statements of Operations and Comprehensive Income
(in thousands of U.S. dollars except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues
Gross written premiums	$73,634	$75,567	$240,502	$194,134
Ceded premiums	(560)	(22,337)	(6,299)	(34,279)
Net written premiums	73,074	53,230	234,203	159,855
(Increase) decrease in net unearned premium reserves	(21,127)	1,315	(86,017)	(8,956)
Net earned premiums	51,947	54,545	148,186	150,899
Net investment income	28,472	24,378	81,965	71,178
Net realized investment gains (losses)	72	178	(1,939)	3,635
Unrealized (losses) gains on derivative financial instruments	(1,591)	286	4,151	(9,144)
Other income	1	147	24	240
Total revenues	78,901	79,534	232,387	216,808

Expenses
Loss and loss adjustment expenses	888	(790)	(6,007)	(69,319)
Profit commission expense	1,649	2,037	4,654	6,369
Acquisition costs	11,348	13,004	33,441	34,933
Other operating expenses	16,495	14,961	49,260	43,956
Interest expense	3,364	3,440	10,106	10,146
Other expense	611	623	1,917	3,111
Total expenses	34,355	33,275	93,371	29,196

Income before provision for income taxes	44,546	46,259	139,016	187,612
Provision for income taxes
Current	(2,873)	1,003	5,935	52,471
Deferred	9,517	6,071	15,783	(15,142)
Total provision for income taxes	6,644	7,074	21,718	37,329
Net income	37,902	39,185	117,298	150,283
Other comprehensive income (loss), net of taxes
Unrealized holding gains (losses) on fixed maturity securities arising during the year	37,965	(24,339)	(4,133)	(22,850)
Reclassification adjustment for realized (gains) losses included in net income	(26)	(107)	1,411	(2,853)
Change in net unrealized gains on fixed maturity securities	37,939	(24,446)	(2,722)	(25,703)
Cash flow hedge	(105)	(105)	(314)	(314)
Other comprehensive income (loss), net of taxes	37,834	(24,551)	(3,036)	(26,017)
Comprehensive income	$75,736	$14,634	$114,262	$124,266

Earnings per share:
Basic	$0.52	$0.53	$1.60	$2.03
Diluted	$0.51	$0.53	$1.57	$2.02

Dividends per share	$0.035	$0.03	$0.105	$0.09

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Consolidated Statements of Shareholders’ Equity
For Nine Months Ended September 30, 2006
(in thousands of U.S. dollars except per share amounts)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Unearned Stock Grant Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, December 31, 2005	$748	$881,998	$(14,756)	$747,691	$45,832	$1,661,513
Net income	—	—	—	117,298	—	117,298
Dividends ($0.105 per share)	—	—	—	(7,868)	—	(7,868)
Common stock repurchases	(8)	(20,527)	—	—	—	(20,535)
Shares cancelled to pay withholding taxes	(1)	(2,891)	—	—	—	(2,892)
Stock option exercises	—	947	—	—	—	947
Tax benefit for stock options exercised	—	147	—	—	—	147
Shares issued under Employee Stock Purchase Plan	—	236	—	—	—	236
Reclassification due to adoption of FAS 123R	(10)	(14,746)	14,756	—	—	—
Share-based compensation and other	2	11,079	—	—	—	11,081
Cash flow hedge, net of tax of $(169)	—	—	—	—	(314)	(314)
Unrealized loss on fixed maturity securities, net of tax of $(262)	—	—	—	—	(2,722)	(2,722)
Balance, September 30, 2006	$731	$856,243	$—	$857,121	$42,796	$1,756,891

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Consolidated Statements of Cash Flows
(in thousands of U.S. dollars)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Operating activities
Net income	$117,298	$150,283
Adjustments to reconcile net income to net cash flows provided by operating activities:
Non-cash interest and operating expenses	11,600	5,138
Net amortization of premium on fixed maturity securities	4,333	5,206
Provision (benefit) for deferred income taxes	15,783	(15,142)
Net realized investment losses (gains)	1,939	(3,635)
Change in unrealized (gains) losses on derivative financial instruments	(4,151)	9,144
Change in deferred acquisition costs	(16,742)	(3,680)
Change in accrued investment income	107	(757)
Change in premiums receivable	(269)	7,450
Change in prepaid reinsurance premiums	3,522	2,310
Change in unearned premium reserves	82,588	6,654
Change in reserves for losses and loss adjustment expenses, net	(3,007)	(19,522)
Change in profit commissions payable	(22,014)	(14,368)
Change in funds held by Company under reinsurance contracts	1,152	4,357
Change in current income taxes	(3,848)	16,957
Tax benefit for stock options exercised	—	4,059
Change in liability for tax basis step-up adjustment	(4,952)	(559)
Other	(1,756)	11,279
Net cash flows provided by operating activities	181,583	165,174

Investing activities
Fixed maturity securities:
Purchases	(694,810)	(799,385)
Sales	591,517	525,278
Maturities	16,295	14,000
(Purchases) sales of short-term investments, net	(53,878)	113,023
Net cash flows used in investing activities	(140,876)	(147,084)

Financing activities
Repurchases of common stock	(20,535)	(19,014)
Dividends paid	(7,858)	(6,768)
Share activity under option and incentive plans	(1,709)	(1,169)
Tax benefit for stock options exercised	147	—
Repayment of notes assumed during formation transactions	(2,000)	—
Net cash flows used in financing activities	(31,955)	(26,951)
Effect of exchange rate changes	714	(1,052)
Increase (decrease) in cash and cash equivalents	9,466	(9,913)
Cash and cash equivalents at beginning of period	6,190	16,978
Cash and cash equivalents at end of period	$15,656	$7,065

Supplementary cash flow information
Cash paid during the period for:
Income taxes	$10,840	$31,614
Interest	$7,081	$7,000

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements
September 30, 2006
(Unaudited)

1.  Business and Organization

Assured Guaranty Ltd. (the “Company”) is a Bermuda-based holding company which provides, through its operating subsidiaries, credit enhancement products to the public finance, structured finance and mortgage markets. Credit enhancement products are financial guarantees or other types of support, including credit derivatives, that improve the credit of underlying debt obligations. Assured Guaranty Ltd. applies its credit expertise, risk management skills and capital markets experience to develop insurance, reinsurance and derivative products that meet the credit enhancement needs of its customers. Under a reinsurance agreement, the reinsurer, in consideration of a premium paid to it, agrees to indemnify another insurer, called the ceding company, for part or all of the liability of the ceding company under one or more insurance policies that the ceding company has issued. A derivative is a financial instrument whose characteristics and value depend upon the characteristics and value of an underlying asset. Assured Guaranty Ltd. markets its products directly to and through financial institutions, serving the U.S. and international markets. Assured Guaranty Ltd.’s financial results include four principal business segments: financial guaranty direct, financial guaranty reinsurance, mortgage guaranty and other. These segments are further discussed in Note 12.

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

 The Company has participated in several lines of business that are reflected in its historical financial statements but that the Company exited in connection with its 2004 initial public offering (“IPO”), including, but not limited to, equity layer credit protection, trade credit reinsurance and title reinsurance. These lines of business make up the Company’s other segment.

2.  Basis of Presentation

The unaudited interim consolidated financial statements, which include the accounts of the Company, have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and, in the opinion of management, reflect all adjustments, necessary for a fair presentation of the Company’s financial condition, results of operations and cash flows for the periods presented.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. These unaudited interim consolidated financial statements cover the three-month period ended September 30, 2006 (“Third Quarter 2006”) and the three-month period ended September 30, 2005 (“Third Quarter 2005”), and the nine-month period ended September 30, 2006 (“Nine Months 2006”) and the nine-month period ended September 30, 2005 (“Nine Months 2005”). Operating results for the three- and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year.  Certain items in the prior year unaudited interim consolidated financial statements have been reclassified to conform with the current period presentation. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission.

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

3.  Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“FAS 155”) which amends FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”), and addresses issues raised in FAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” The primary objectives of FAS 155 are: (i) with respect to FAS 133, to address the accounting for beneficial interests in securitized financial assets and (ii) with respect to FAS 140, eliminate a restriction on the passive derivative instruments that a qualifying special purpose entity may hold. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of FAS 155 is not expected to have a material impact on the Company’s operating results or financial condition.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48  also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is assessing FIN 48 and is determining the impact that the adoption of FIN 48 will have on its results of operations or financial position.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, FAS 157 does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company plans to adopt FAS 157 beginning in the first quarter of 2008. The Company is currently evaluating the impact, if any, the adoption of FAS 157 will have on its results of operations or financial position.

In October 2006, the FASB issued FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“FAS 158”). FAS 158 represents the completion of the first phase in the FASB’s postretirement benefits accounting project. FAS 158 is effective for fiscal years ending after December 15, 2006, for public entities, and at the end of fiscal years ending after June 15, 2007, for all other entities.  Since the Company has no defined benefit pension or other postretirement plans, FAS 158 will have no impact on the Company’s results of operations or financial position.

4.  Significant Accounting Policies

The Company has disclosed its significant accounting policies in “Note 2: Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2005. The following significant accounting policy provides an update to that included under the same caption in the Company’s Form 10-K.

Premium Revenue Recognition

Premiums are received either upfront or in installments. Upfront premiums are earned in proportion to the expiration of the amount at risk. Each installment premium is earned ratably over its installment period, generally one year or less. Premium earnings under both the upfront and installment revenue recognition methods are based upon and are in proportion to the principal amount guaranteed and therefore result in higher premium earnings during periods where guaranteed principal is higher. For insured bonds for which the par value outstanding is declining during the insurance period, upfront premium earnings are greater in the earlier periods thus matching revenue recognition with the underlying risk. The premiums are allocated in accordance with the principal amortization schedule of the related bond issue and are earned ratably over the amortization period. When an insured issue is retired early, is called by the issuer, or is in substance paid in advance through a refunding accomplished by placing U.S. Government securities in escrow, the remaining unearned premium reserves are earned at that time. Unearned premium reserves represent the portion of premiums written that is applicable to the unexpired amount at risk of insured bonds.

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

5.  Analysis of premiums written, premiums earned and loss and loss adjustment expenses

To limit its exposure on assumed risks, at the time of the IPO, the Company entered into certain proportional and non-proportional retrocessional agreements with other insurance companies, primarily subsidiaries of ACE Limited (“ACE”), our former parent, to cede a portion of the risk underwritten by the Company. In addition, the Company enters into reinsurance agreements with non-affiliated companies to limit its exposure to risk on an on-going basis.

In the event that any or all of the reinsurers are unable to meet their obligations, the Company would be liable for such defaulted amounts. Direct, assumed, and ceded amounts were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands of U.S. dollars)
Premiums Written
Direct	$41,880	$24,891	$140,546	$69,588
Assumed	31,754	50,676	99,956	124,546
Ceded	(560)	(22,337)	(6,299)	(34,279)
Net	$73,074	$53,230	$234,203	$159,855

Premiums Earned
Direct	$22,166	$19,085	$65,281	$57,121
Assumed	33,715	58,714	92,718	130,374
Ceded	(3,934)	(23,254)	(9,813)	(36,596)
Net	$51,947	$54,545	$148,186	$150,899

Loss and Loss Adjustment Expenses
Direct	$(1,299)	$(5,127)	$(16,974)	$(2,491)
Assumed	1,581	8,694	12,123	(71,880)
Ceded	606	(4,357)	(1,156)	5,052
Net	$888	$(790)	$(6,007)	$(69,319)

The increase in direct written premiums for both periods is primarily attributable to upfront gross written premiums from our international and U.S. public finance business. Third Quarter 2006 and Nine Months 2006 include upfront gross written premiums of $13.3 million and  $53.0 million from our international business. Third Quarter 2005 and Nine Months 2005 did not include any such premiums. Our U.S. public finance business contributed $8.2 million in Third Quarter 2006 and $22.7 million Nine Months 2006 compared with $6.3 million and $13.0 million for the same periods last year.

Assumed written premiums decreased in Third Quarter 2006 compared with Third Quarter 2005 and Nine Months 2006 compared with Nine Months 2005 as both Third Quarter 2005 and Nine Months 2005 include $21.0 million and $25.8 million, respectively, of assumed written premium for a pre-IPO reinsurance agreement with a subsidiary of  ACE Limited (“ACE”), our former parent, under which we provided reinsurance to  CGA Group Ltd. (“CGA”) and retroceded 100% of this exposure to the ACE subsidiary. This transaction is included in our other segment results. Excluding  this transaction, assumed written premiums increased in Third Quarter 2006 when compared with Third Quarter 2005 due to increased facultative business and Nine Months 2006 remained relatively flat when compared with Nine Months 2005. Assumed written premiums from treaty business have remained relatively flat, though one cedant relationship was terminated effective July 1, 2004 and a second cedant relationship was terminated effective July 1, 2006, partially offset by  increased gross written premium from another client.  Additionally, Nine Months 2005 includes $16.3 million of assumed written premium due to a large excess of loss reinsurance transaction written in our mortgage guaranty segment. Nine Months 2005 also includes $(18.4) million from a transaction whereby Financial Security Assurance Inc. (“FSA”) reassumed from Assured Guaranty Re Ltd. (“AG Re”) healthcare related business (“FSA transaction”).

 Ceded premiums written and ceded premiums earned for Third Quarter 2005 and Nine Months 2005 include $21.0 million and $25.8 million from the pre-IPO reinsurance agreement discussed above.

Loss and loss adjustment expenses (“LAE”) were $0.9 million and $(6.0) million for Third Quarter 2006 and Nine Months 2006, respectively, compared with $(0.8) million in Third Quarter 2005 and $(69.3) million in Nine Months 2005. Included in direct loss and LAE for Third Quarter 2006 are $(0.3) million in loss recoveries on two deals and $(1.0) million of loss recoveries from third party litigation settlements related to the equity layer credit protection business, which was exited in connection with the IPO. Third Quarter 2005 includes a reduction to loss reserves of $(4.0) million caused by changes in credit quality and from continued runoff from maturing collateralized debt obligation (“CDO”) exposures and $(1.3) million of loss recoveries from third party litigation settlements related to the exited equity layer credit protection business.

Assumed  loss and LAE for Third Quarter 2006 includes additions to portfolio reserves of $3.0 million  primarily due to management updating  its loss reserving data to include the most current rating agency default frequency statistics as well as ratings migration. This is part of our normal portfolio reserve process which we perform during the third quarter of every year. The increase in portfolio reserves was partially offset by a $(1.1) million LAE recovery.  Assumed loss and LAE for Third Quarter 2005 includes an increase to loss reserves of $4.3 million due to credit deteriorations and development of existing exposure, as well as management updating  its rating agency default statistics used in the portfolio loss reserving process. In addition, both assumed and ceded loss and LAE amounts  include $4.4 million primarily from the pre-IPO reinsurance agreement with a subsidiary of  ACE under which we provided reinsurance to CGA and retroceded 100% of this exposure to the ACE subsidiary. This transaction is included in our other segment results.

Direct loss and LAE for Nine Months 2006 includes $(12.3) million in loss recoveries from third party litigation settlements relating to our exited equity layer credit protection business.  In addition to Third Quarter 2005 amounts, assumed loss and LAE includes loss reserve increases of $7.9 million related to the rating downgrade of various credits.  The major component of Nine Months 2005 is $(71.0) million in assumed loss and LAE resulting from loss recoveries from a third party settlement agreement that was reached during Second Quarter 2005, with two parties relating to a reinsurance claim incurred in 1998 and 1999.

Reinsurance recoverable on ceded losses and LAE as of September 30, 2006 and December 31, 2005 were $9.4 million and $12.4 million, respectively and are all related to our other segment. Of these amounts, $9.3 million and $12.3 million, respectively, relate to reinsurance agreements with ACE.

The following summarizes the Company’s reinsurance gross written premiums by significant client:

	Three Months Ended September 30,		Nine Months Ended September 30,
Gross Written Premiums by Client	2006	2005	2006	2005
	($ in millions)
Financial Security Assurance Inc.(1)	$15.8	$13.4	$41.5	$38.3
Ambac Assurance Corporation(2)	5.0	6.9	19.8	26.0
Financial Guaranty Insurance Company	4.3	2.0	17.2	7.6
MBIA Insurance Corporation	3.3	4.6	9.1	13.5
CGA Group Ltd.	—	21.0	—	25.8

(1)             Nine Months 2005 does not include $18.4 million of reassumed premiums related to the Company’s healthcare business.

(2)             On April 20, 2005, Ambac  provided notice of a non-renewal of the quota share treaty on a run-off basis, effective July 1, 2006.

Agreement with Financial Security Assurance Inc.

During Second Quarter 2005, Assured Guaranty Corp. (“AGC”) and AG Re, two of the Company’s subsidiaries, entered into a reinsurance agreement with FSA pursuant to which substantially all of FSA’s financial guaranty risks previously ceded to AGC (the “Ceded Business”) was assumed by AG Re. This agreement was effective as of January 1, 2005 and is consistent with the Company’s IPO strategy of AGC ceasing to write new reinsurance business and transferring its existing reinsurance business to AG Re to optimize capital utilization. In connection with the transaction, AGC transferred liabilities of $169.0 million, consisting primarily of unearned premium reserves. All profit and loss related items associated with this transfer were eliminated in consolidation, with the exception of profit commission expense, certain other operating expenses, and provision for income taxes. Since this transaction transferred unearned premium reserve from AGC, a U.S. tax paying entity, to AG Re, a non-U.S. tax paying entity, the Company released a deferred tax liability related to differences between the book and tax carrying amounts of unearned premium reserves which resulted in a tax benefit. The total impact of all these items increased net income $1.9 million for Nine Months 2005.  FSA has released AGC from all liabilities with respect to the Ceded Business. AG Re has assumed substantially all of AGC’s liabilities with respect to the Ceded Business. FSA may receive a profit commission on the Ceded Business based on its future performance.

FSA has also reassumed from AG Re during Second Quarter 2005, approximately $12.4 million of unearned premium reserves, net of ceding commissions, of healthcare related business with an approximate par value of $820.0 million.

6.  Commitments and Contingencies

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

In April 2005, AGC received a Notice of Order to Preserve (“Order”) from the Office of the Commissioner of Insurance, State of Georgia (“Commissioner”). The Order was directed to “ACE Limited, and all affiliates” and requires the preservation of documents and other items related to “finite insurance” and a broad group of other insurance and reinsurance agreements. Also in April 2005, AGC, and numerous other insurers, received a subpoena from the Commissioner related to the “initial phase” of the Commissioner’s investigation into “finite-risk” transactions. The subpoena requested information on AGC’s assumed and ceded reinsurance contracts in force during 2004. AGC provided the required information in response to the subpoena in January 2006 and has not been asked by the Commissioner for any further information.

During 2006, the Company’s wholly owned subsidiary, Assured Guaranty Re Overseas Ltd. (“AGRO”), and a number of other parties, completed various settlements with defendants in the In re: National Century Financial Enterprises Inc. Investment Litigation now pending in the United States District Court for the Southern District of Ohio - Eastern District. AGRO received approximately $12.3 million (pre-tax) in the Nine Months 2006, from the settlements. AGRO originally paid claims in 2003 of approximately $41.7 million (pre-tax) related to National Century Financial Enterprises Inc. To date, including the settlements described above, the Company has recovered $17.6 million (pre-tax), representing a partial settlement of the litigation.  The litigation will continue against other parties.

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

7.  Long-Term Debt and Credit Facilities

The Company’s unaudited interim consolidated financial statements include long-term debt, used to fund the Company’s insurance operations, and related interest expense, as described below.

Senior Notes

On May 18, 2004, Assured Guaranty US Holdings Inc., a subsidiary of the Company, issued $200.0 million of 7.0% Senior Notes due 2034 for net proceeds of $197.3 million. The proceeds of the offering were used to repay substantially all of a $200.0 million promissory note issued to a subsidiary of ACE in April 2004 as part of the IPO related formation transactions. The coupon on the Senior Notes is 7.0%, however, the effective rate will be approximately 6.4%, taking into account the effect of a cash flow hedge executed by the Company in March 2004. The Company recorded interest expense of $3.3 million, including $0.2 million of amortized gain on the cash flow hedge, for both Third Quarter 2006 and Third Quarter 2005. The Company recorded interest expense of $10.0 million, including $0.5 million of amortized gain on the cash flow hedge, for both Nine Months 2006 and Nine Months 2005. These Senior Notes are fully and unconditionally guaranteed by Assured Guaranty Ltd.

Credit Facilities

$300.0 million Credit Facility

On April 15, 2005, Assured Guaranty Ltd. and certain of its subsidiaries entered into a $300.0 million three-year unsecured revolving credit facility (the “$300.0 million credit facility”) with a syndicate of banks, for which ABN AMRO Incorporated and Bank of America, N.A. acted as lead arrangers and KeyBank National Association (“KeyBank”) acted as syndication agent. Under the $300.0 million credit facility, each of AGC, Assured Guaranty (UK) Ltd. (“AG (UK)”), a subsidiary of AGC organized under the laws of the United Kingdom, Assured Guaranty Ltd., AG Re and AGRO are entitled to request the banks to make loans to such borrower or to request that letters of credit be issued for the account of such borrower. As of September 30, 2006 and December 31, 2005, two letters of credit have been issued, both on behalf of AGRO, with an aggregate stated amount of approximately $19.2 million and $20.7 million, respectively.

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

The $300.0 million credit facility’s financial covenants require that Assured Guaranty Ltd. (a) maintain a minimum net worth of $1.2 billion, (b) maintain an interest coverage ratio of at least 2.5:1, and (c) maintain a maximum debt-to-capital ratio of 30%. In addition, the $300.0 million credit facility requires that AGC: (x) maintain qualified statutory capital of at least 80% of its statutory capital as of the fiscal quarter prior to the closing date of the facility and (y) maintain a ratio of aggregate net par outstanding to qualified statutory capital of not more than 150:1. Furthermore, the $300.0 million credit facility contains restrictions on Assured Guaranty Ltd. and its subsidiaries, including, among other things, in respect of their ability to incur debt, permit liens, become liable in respect of guaranties, make loans or investments, pay dividends or make distributions, dissolve or become party to a merger, consolidation or acquisition, dispose of assets or enter into affiliate transactions. Most of these restrictions are subject to certain minimum thresholds and exceptions. A default by one borrower will give rise to a right of the lenders to terminate the facility and accelerate all amounts then outstanding. As of September 30, 2006 and December 31, 2005, Assured Guaranty was in compliance with all of those financial covenants.

As of September 30, 2006 and December 31, 2005, no loan amounts were outstanding under this facility nor have there been any loan borrowings under this facility.

Non-Recourse Credit Facility

AGC is also party to a non-recourse credit facility with a syndicate of banks which provides up to $175.0 million specifically designed to provide rating agency-qualified capital to further support AGC’s claims paying resources. The facility expires in December 2010. As of September 30, 2006 and December 31, 2005, no amounts were outstanding under this facility nor have there been any borrowings under this facility.

The Company’s failure to comply with certain covenants under the Company’s credit facilities could, subject to grace periods in the case of certain covenants, result in an event of default. This could require the Company to repay any outstanding borrowings in an accelerated manner.

Committed Capital Securities

On April 8, 2005, AGC entered into four separate agreements with four different unaffiliated custodial trusts pursuant to which AGC may, at its option, cause each of the custodial trusts to purchase up to $50.0 million of perpetual preferred stock of AGC. The custodial trusts were created to provide capital support to AGC by allowing AGC to obtain immediate access to new capital at its sole discretion at any time through the exercise of the put option. If the put options were exercised, AGC would receive $200.0 million in return for the issuance of its own perpetual preferred stock, the proceeds of which may be used for any purpose including the payment of claims. The put options were not exercised as of September 30, 2006.  Initially, all of the committed capital securities (the “CCS Securities”) were issued to a special purpose pass-through trust (the “Pass-Through Trust”). The Pass-Through Trust is a newly created statutory trust organized under the Delaware Statutory Trust Act formed for the purposes of (i) issuing $200,000,000 of Pass-Through Trust Securities to qualified institutional buyers within the meaning of Rule 144A under the Securities Act of 1933, as amended, (ii) investing the proceeds from the sale of the Pass-Through Trust Securities in, and holding, the CCS Securities issued by the Custodial Trusts and (iii) entering into related agreements. Neither the Pass-Through Trust nor the Custodial Trusts are consolidated in Assured Guaranty Ltd.’s financial statements.

During Third Quarter 2006 and Nine Months 2006, AGC incurred $0.6 million and $1.9 million, respectively, of put option premiums which are an on-going expense. During Third Quarter 2005 and Nine Months 2005, the Company incurred $0.6 million and $3.1 million, respectively. Nine Months 2005 expense consists of $2.0 million of investment banking fees associated with the committed capital securities and put option premiums which are an on-going expense.  These expenses are presented in the Company’s unaudited interim consolidated statements of operations and comprehensive income under other expense.

8.  Share-Based Compensation

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

Beginning January 1, 2006, upon adoption of FAS 123R, the Company recorded share-based compensation for the cost of stock options, restricted stock and the Company sponsored employee stock purchase plan. As a result of adopting FAS 123R on January 1, 2006, the Company’s Third Quarter 2006 income before income taxes and net income are $1.4 million and $1.1 million lower, respectively, and for Nine Months 2006 are $4.5 million and $3.6 million lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for Third Quarter 2006 and Nine Months 2006 are $0.01 and $0.05 lower, respectively, than if the Company had continued to account for share-based compensation under APB 25.

Share-based compensation expense in Third Quarter 2006 and Nine Months 2006 was $3.0 million ($2.5 million after tax) and $9.3 million ($7.7 million after tax), respectively.  The effect on basic and diluted earnings per share for Third Quarter 2006 and Nine Months 2006 was $0.03 and $0.10, respectively. Included in Third Quarter 2006 and Nine Months 2006 expense was $0.5 million and $1.7 million, respectively, for stock award grants to retirement-eligible employees. FAS 123R requires these awards to be expensed over the period through the date the employee first becomes eligible to retire and is no longer required to provide service to earn part or all of the award, regardless of the employees intent of retirement. The amount of share-based compensation capitalized in Third Quarter 2006 and Nine Months 2006 as deferred acquisition costs (“DAC”) was $0.5 million and $1.8 million, respectively. Share-based compensation expense in Third Quarter 2005 and Nine Months 2005 was $1.6 million ($1.4 million after tax) and $4.7 million ($4.1 million after tax), respectively.

The following table presents pre-DAC and pre-tax, share-based compensation cost by share-based type:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of U.S. dollars)	2006	2005	2006	2005
Share-Based Employee Cost

Restricted Stock
Recurring amortization	$1,913	$1,410	$5,677	$3,971
Accelerated amortization for retirement eligible employees	364	—	1,171	—
Subtotal	2,277	1,410	6,848	3,971
Stock Options
Recurring amortization	823	—	2,776	—
Accelerated amortization for retirement eligible employees	150	—	505	—
Subtotal	973	—	3,281	—
ESPP	30	—	94	—
Total Share-Based Employee Cost	3,280	1,410	10,223	3,971

Share-Based Directors Cost
Restricted Stock	75	61	214	211
Restricted Stock Units	223	171	636	478
Total Share-Based Directors Cost	298	232	850	689
Total Share-Based Cost	$3,578	$1,642	$11,073	$4,660

For Third Quarter 2005 and Nine Months 2005, had the compensation expense been determined in accordance with the fair value method recommended in FAS 123, the Company’s net income and net income per share would have been adjusted to the pro forma amounts indicated below:

(in thousands of U.S. dollars, except per share amounts)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income as reported	$39,185	$150,283
Add: Stock-based compensation expense included in reported net income, net of income tax	1,426	4,079
Deduct: Compensation expense, in accordance with FAS 123, net of income tax	2,243	6,944
Pro forma net income	$38,368	$147,418

Basic Earnings Per Share:
As reported	$0.53	$2.03
Pro forma	$0.52	$1.99
Diluted Earnings Per Share:
As reported	$0.53	$2.02
Pro forma	$0.52	$1.98

Assured Guaranty Ltd. Share-Based Compensation Plans

As of April 27, 2004, the Company adopted the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (the “Incentive Plan”). The Incentive Plan authorizes the grant of incentive stock options, non-qualified stock options, stock appreciation rights, and full value awards that are based on the Company’s common shares. The number of common shares that may be delivered under the Incentive Plan may not exceed 7,500,000. As of September 30, 2006, 2,740,977 common shares were available for grant under the Incentive Plan. In January 2005, the Company implemented the Stock Purchase Plan (“Stock Purchase Plan”) in accordance with Internal Revenue Code Section 423. The Company reserved for issuance and purchases under the Stock Purchase Plan 100,000 shares of its common stock. As of September 30, 2006, 69,563 common shares were available for grant under the Stock Purchase Plan. The Incentive Plan and the Stock Purchase Plan are described more fully in the Company’s 2005 Annual Report on Form 10-K.

Stock Options

Nonqualified or incentive stock options may be granted to employees and directors of the Company. Stock options are generally granted once a year with exercise prices equal to the closing price on the date of grant. To date, the Company has only issued nonqualified stock options.  All stock options granted to employees vest in equal annual installments over a three-year period and expire 10 years from the date of grant. None of our options have a performance or market condition. The following table summarizes stock option activity for the nine months ended September 30, 2006:

Options	Options for Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value(1)
				(in thousands)
Outstanding at December 31, 2005	2,457,302	$18.05
Granted	790,967	$25.49
Exercised	(53,111)	$17.84
Forfeited	(91,994)	$20.51
Outstanding at September 30, 2006	3,103,164	$19.87	8.0	$18,805
Vested and exercisable at September 30, 2006	1,353,813	$18.00	7.3	$10,731

(1)          The aggregate intrinsic value was calculated based on the positive difference between the closing price of the Company’s common stock on September 30, 2006 (i.e. $25.93) and the weighted average exercise price of the underlying options.

The Company recorded $1.0 million ($0.8 million after tax) and $3.3 million ($2.5 million after tax) in share-based compensation related to stock options during Third Quarter 2006 and Nine Months 2006, respectively. As of September 30, 2006 the total unrecognized compensation expense related to outstanding non-vested stock options was $4.2 million, which will be adjusted in the future for the difference between estimated and actual forfeitures. The Company expects to recognize that expense over the weighted-average remaining service period of 1.3 years.

The weighted-average grant-date fair value of options granted were $6.65 and $5.92 for Third Quarter 2006 and Third Quarter 2005, respectively. The weighted-average grant-date fair value of options granted were $6.71 and $4.63 for Nine Months 2006 and Nine Months 2005, respectively. The fair value of options issued is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants in 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Dividend yield	0.6%	0.5%	0.5%	0.7%
Expected volatility	19.82%	20.60%	20.43%	20.80%
Risk free interest rate	4.9%	4.2%	4.6%	4.1%
Expected life	5 years	5 years	5 years	5 years
Forfeiture rate	6.0%	6.0%	6.0%	6.0%

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

The total intrinsic value of options exercised during Nine Months 2006 was $0.4 million. During Nine Months 2006, $0.9 million was received from the exercise of stock options and $0.1 million related tax benefit was recorded as financing cash flow in the statement of cash flows. During Nine Months 2005, the Company recorded $4.1 million in benefits for tax deductions in excess of recognized compensation expense, which was reported as operating cash flow in the statement of cash flows. The Company has a policy of issuing new shares to satisfy stock option exercises.

Restricted Stock Awards

The Company has granted restricted stock awards to employees and directors of the Company. Restricted stock awards generally vest in equal annual installments over a four-year period. Restricted stock awards are amortized over the requisite service periods of the awards, which are generally the vesting periods, with the exception of retirement-eligible employees, discussed above. Prior to the adoption of FAS 123R, the Company presented restricted stock issuances on the balance sheet in common stock and additional paid-in capital with an offset in unearned stock grant compensation as a separate component of shareholders’ equity. In accordance with the provisions of FAS 123R, on January 1, 2006, the Company reclassified the balance in unearned stock grant compensation to common stock and additional paid-in capital in shareholders’ equity. The following table summarizes restricted stock award activity for the nine months ended September 30, 2006:

Nonvested Shares	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2005	1,021,124	$18.12
Granted	457,033	$25.48
Vested	(283,138)	$18.06
Forfeited	(52,061)	$20.04
Nonvested at September 30, 2006	1,142,958	$20.99

The Company recorded $2.4 million ($1.9 million after tax) and $7.1 million ($5.6 million after tax) in share-based compensation, related to restricted stock awards, during Third Quarter 2006 and Nine Months 2006, respectively. Restricted stock awards are expensed on a straight-line basis over the vesting period. As of September 30, 2006 the total unrecognized compensation cost related to outstanding nonvested restricted stock awards was $18.0 million, which the Company expects to recognize over the weighted-average remaining service period of 2.2 years.

Restricted Stock Units

The Company has granted restricted stock units to directors of the Company. Restricted stock units vest over a one-year period.

The following table summarizes restricted stock unit activity (excluding dividend equivalents) for the nine months ended September 30, 2006:

Nonvested Stock Units	Number of Stock Units	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2005	36,301	$20.25
Granted	34,030	$24.39
Vested	(36,301)	$20.25
Forfeited	—	—
Nonvested at September 30, 2006	34,030	$24.39

The Company recorded $0.2 million ($0.2 million after tax) and $0.6 million ($0.6 million after tax) in share-based compensation during Third Quarter 2006 and Nine Months 2006, respectively. The compensation for restricted stock units is expensed on a straight-line basis over the vesting period. As of September 30, 2006, the total unrecognized compensation cost related to outstanding nonvested restricted stock units was $0.5 million, which the Company expects to recognize over the weighted-average remaining service period of 0.6 years.

Employee Stock Purchase Plan

Participation in the Stock Purchase Plan is available to all eligible employees. Maximum annual purchases by participants are limited to the number of whole shares that can be purchased by an amount equal to 10 percent of the participant’s compensation or, if less, shares having a value of $25,000. Participants may purchase shares at a purchase price equal to 85 percent of the lesser of the fair market value of the stock on the first day or the last day of the subscription period. The Company recorded $30,000 ($22,000 after tax) and $94,000 ($67,000 after tax) in share-based compensation during Third Quarter 2006 and Nine Months 2006, respectively.

9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands of U.S. dollars, except per share amounts)
Net income as reported	$37,902	$39,185	$117,298	$150,283
Basic shares	73,187	73,868	73,523	74,044
Effect of dilutive securities:
Stock awards	982	583	960	436
Diluted shares	74,169	74,451	74,483	74,480
Basic EPS	$0.52	$0.53	$1.60	$2.03
Diluted EPS	$0.51	$0.53	$1.57	$2.02

10.  Liability For Tax Basis Step-Up Adjustment

In connection with the IPO, the Company and ACE Financial Services Inc. (“AFS”), a subsidiary of ACE,  entered into a tax allocation agreement, whereby the Company and AFS made a “Section 338 (h)(10)” election that has the effect of increasing the tax basis of certain affected subsidiaries’ tangible and intangible assets to fair value.  Future tax benefits that the Company derives from the election will be payable to AFS when realized by the Company.

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

The Company initially recorded a $49.0 million reduction of its existing deferred tax liability, based on an estimate of the ultimate resolution of the Section 338(h)(10) election. Under the tax allocation agreement, the Company estimated as of the IPO date, that it was obligated to pay $20.9 million to AFS and accordingly established this amount as a liability. The initial difference, which is attributable to the change in the tax basis of certain liabilities for which there is no associated step-up in the tax basis of its assets and no amounts due to AFS, resulted in an increase to additional paid-in capital of $28.1 million during 2004. The Company has paid ACE and correspondingly reduced its liability, $5.0 million and $0.6 million for Nine Months 2006 and Nine Months 2005, respectively.

11.  Variable Interest Entities and Special Purpose Entities

Assured Guaranty provides financial guarantees in respect of debt obligations of special purpose entities, including variable interest entities (“VIE’s”). Assured Guaranty’s variable interest exists through this financial guaranty insurance or credit derivative contract. The transaction structure generally provides certain financial protections to Assured Guaranty.  This financial protection can take several forms, the most common are over-collateralization, first loss protection (or subordination) and excess spread.  In the case of over-collateralization (i.e. the principal amount of the securitized assets exceeds the principal amount of the structured finance obligations guaranteed by Assured Guaranty), the structure allows defaults of the securitized assets before a default is experienced on the structured finance obligation guaranteed by Assured Guaranty.  In the case of first loss, the financial guaranty insurance policy only covers a senior layer of losses of multiple obligations issued by special purpose entities, including VIE’s. The first loss exposure with respect to the assets is either retained by the seller or sold off in the form of equity or mezzanine debt to other investors. In the case of excess spread, the financial assets contributed to special purpose entities, including VIE’s, generate interest cash flows that are in excess of the interest payments on the debt issued by the special purpose entity. Such excess spread is typically distributed through the transaction’s cash flow waterfall and may be used to create additional credit enhancement, applied to redeem debt issued by the special purpose entity (thereby creating additional over-collateralization), or distributed to equity or other investors in the transaction.

There are two different accounting frameworks applicable to special purpose entities (“SPE”); the qualifying SPE (“QSPE”) framework under FAS 140; and the VIE framework under Financial Interpretation (“FIN”) 46R “Consolidation of Variable Interest Entities”. The applicable framework depends on the nature of the entity and Assured Guaranty’s relation to that entity. The QSPE framework is applicable when an entity transfers (sells) financial assets to a SPE meeting certain criteria as defined in FAS 140. These criteria are designed to ensure that the activities of the entity are essentially predetermined in their entirety at the inception of the vehicle; decision making is limited and restricted to certain events, and that the transferor of the financial assets cannot exercise control over the entity and the assets therein. Entities meeting these criteria are not consolidated by the transferor or other counterparty, as long as the entity does not have the unilateral ability to liquidate or to cause it to no longer meet the QSPE criteria. SPE’s meeting all of FAS 140’s criteria for a QSPE are not within the scope of FIN 46 and as such, need not be assessed for consolidation.  When the SPE does not meet the QSPE criteria, consolidation is assessed pursuant to FIN 46R. Under FIN 46R, a VIE is defined as an entity that is not assessed for consolidation by determining which party maintains a controlling financial interest. As such, a VIE (i) lacks enough equity investment at risk to permit the entity to finance its activities without additional subordinated financial support from other parties, (ii) its equity owners lack the right to make significant decisions affecting the entity’s operations, and (iii) its equity owners do not have an obligation to absorb or the right to receive the entity’s losses or returns. FIN 46R requires a variable interest holder (e.g., an investor in the entity or a financial guarantor) to consolidate that VIE if that holder will absorb a majority of the expected losses of the VIE, receive a majority of the residual returns of the VIE, or both. Assured Guaranty determines whether it is the primary beneficiary of a VIE by first performing a qualitative analysis of the VIE that includes, among other factors, its capital structure, contractual terms, which variable interests create or absorb variability, related party relationships and the design of the VIE. When qualitative analysis is not conclusive Assured Guaranty performs a quantitative analysis.  To date the results of the qualitative and quantitative analyses have indicated that Assured Guaranty does not have a majority of the variability and as a result these VIE’s are not consolidated in Assured Guaranty’s financial statements.

Qualifying Special Purpose Entities:

During the third quarter of 2006, Assured Guaranty issued a financial guaranty on financial assets that were transferred into a special purpose entity for which the business purpose of that entity was to provide a financial guarantee client with funding for their debt obligation. This entity met the characteristics of a QSPE in accordance with FAS 140. QSPEs are not subject to the requirements of FIN 46R and accordingly are not consolidated in Assured Guaranty’s financial statements. QSPEs are legal entities that are demonstrably distinct from Assured Guaranty, and neither Assured Guaranty, nor its affiliates or its agents can unilaterally dissolve the QSPE. The QSPE’s permitted activities are contractually limited to purchasing assets, issuing notes to fund such purchase, and related administrative services. Pursuant to the terms of Assured Guaranty’s insurance policy, insurance premiums are paid to Assured Guaranty by the QSPE and are earned in a manner consistent with other insurance policies, over the risk period. Any losses incurred would be included in Assured Guaranty’s Consolidated Statements of Operations.

12.  Segment Reporting

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

The Company does not segregate assets and liabilities at a segment level since management reviews and controls these assets and liabilities on a consolidated basis. The Company allocates operating expenses to each segment based on a comprehensive cost study. During 2006, the Company implemented a new operating expense allocation methodology to more closely allocate expenses to the individual operating segments. This new methodology was based on a comprehensive study and is based on departmental time estimates and headcount. 2005 amounts have been reclassified to show this new methodology on a comparative basis.  Management uses underwriting gains as the primary measure of each segment’s financial performance.

The following tables summarize the components of underwriting gain (loss) for each reporting segment:

	Three Months Ended September 30, 2006
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
Gross written premiums	$41.9	$29.7	$1.9	$0.1	$73.6
Net written premiums	41.5	29.7	1.9	—	73.1
Net earned premiums	21.8	25.4	4.9	—	51.9
Loss and loss adjustment expenses	(0.3)	1.8	0.4	(1.0)	0.9
Profit commission expense	—	0.7	0.9	—	1.6
Acquisition costs	2.1	8.9	0.3	—	11.3
Other operating expenses	12.2	3.9	0.4	—	16.5
Underwriting gain	$7.7	$10.1	$2.9	$1.0	$21.6

	Three Months Ended September 30, 2005
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
Gross written premiums	$24.9	$27.3	$1.7	$21.6	$75.6
Net written premiums	24.2	27.3	1.7	—	53.2
Net earned premiums	18.3	32.0	4.3	—	54.5
Loss and loss adjustment expenses	(4.0)	4.3	0.3	(1.3)	(0.8)
Profit commission expense	—	1.1	0.9	—	2.0
Acquisition costs	1.6	11.0	0.4	—	13.0
Other operating expenses	11.9	2.9	0.3	—	15.0
Underwriting gain	$8.8	$12.8	$2.4	$1.3	$25.3

	Nine Months Ended September 30, 2006
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
Gross written premiums	$140.5	$90.2	$5.7	$4.0	$240.5
Net written premiums	139.0	89.5	5.7	—	234.2
Net earned premiums	63.7	71.8	12.7	—	148.2
Loss and loss adjustment expenses	(4.6)	10.3	0.6	(12.3)	(6.0)
Profit commission expense	—	2.2	2.5	—	4.7
Acquisition costs	6.4	26.1	0.9	—	33.4
Other operating expenses	37.6	10.7	1.0	—	49.3
Underwriting gain	$24.3	$22.6	$7.7	$12.3	$66.8

	Nine Months Ended September 30, 2005
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
Gross written premiums	$69.6	$69.5	$23.0	$32.0	$194.1
Net written premiums	67.6	69.2	23.0	—	159.9
Net earned premiums	54.7	82.2	14.0	—	150.9
Loss and loss adjustment expenses	(0.5)	(66.9)	0.5	(2.4)	(69.3)
Profit commission expense	—	3.4	2.9	—	6.4
Acquisition costs	4.7	28.6	1.5	—	34.9
Other operating expenses	32.8	10.4	0.9	—	44.0
Underwriting gain	$17.7	$106.8	$8.2	$2.4	$134.9

The following is a reconciliation of total underwriting gain to income before provision for income taxes for the periods ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions of U.S. dollars)
Total underwriting gain	$21.6	$25.3	$66.8	$134.9
Net investment income	28.5	24.4	82.0	71.2
Net realized investment gains (losses)	0.1	0.2	(1.9)	3.6
Unrealized (losses) gains on derivative financial instruments	(1.6)	0.3	4.2	(9.1)
Other income	—	0.1	—	0.2
Interest expense	(3.4)	(3.4)	(10.1)	(10.1)
Other expense	(0.6)	(0.6)	(1.9)	(3.1)
Income before provision for income taxes	$44.5	$46.3	$139.0	$187.6

The following table provides the lines of business from which each of the Company’s segments derive their net earned premiums:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions of U.S. dollars)
Financial guaranty direct:
Public finance	$2.6	$0.7	$5.4	$1.3
Structured finance	19.2	17.6	58.3	53.4
Total	21.8	18.3	63.7	54.7

Financial guaranty reinsurance:
Public finance	16.9	21.1	46.9	44.8
Structured finance	8.5	10.9	24.9	37.4
Total	25.4	32.0	71.8	82.2

Mortgage guaranty:
Mortgage guaranty	4.9	4.3	12.7	14.0
Total net earned premiums	$51.9	$54.5	$148.2	$150.9

The other segment had an underwriting gain of $1.0 million and $1.3 million for Third Quarter 2006 and Third Quarter 2005, respectively, and $12.3 million and $2.4 million for Nine Months 2006 and Nine Months 2005, respectively, as the equity layer credit protection business recorded loss recoveries in both periods.

13. Subsidiary Information

The following tables present the unaudited condensed consolidated financial information for Assured Guaranty Ltd., Assured Guaranty US Holdings Inc., of which AGC is a subsidiary and other subsidiaries of Assured Guaranty Ltd. as of September 30, 2006 and December 31, 2005 and for the three and nine months ended September 30, 2006 and 2005.

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2006
(in thousands of U.S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Assets
Total investments and cash	$658	$1,223,581	$1,170,858	$—	$2,395,097
Investment in subsidiaries	1,770,387	—	—	(1,770,387)	—
Deferred acquisition costs	—	72,494	137,690	—	210,184
Reinsurance recoverable	—	7,352	4,009	(1,964)	9,397
Goodwill	—	85,417	—	—	85,417
Premiums receivable	—	18,236	25,119	(10,075)	33,280
Other	6,251	125,680	60,015	(80,472)	111,474
Total assets	$1,777,296	$1,532,760	$1,397,691	$(1,862,898)	$2,844,849

Liabilities and shareholders’ equity

Liabilities
Unearned premium reserves	$—	$250,557	$421,471	$(52,291)	$619,737
Reserves for losses and loss adjustment expenses	—	60,008	58,870	(1,964)	116,914
Profit commissions payable	—	3,715	27,264	—	30,979
Deferred income taxes	—	46,196	(1,341)	—	44,855
Long-term debt	—	197,367	—	—	197,367
Other	20,405	56,221	39,736	(38,256)	78,106
Total liabilities	20,405	614,064	546,000	(92,511)	1,087,958

Total shareholders’ equity	1,756,891	918,696	851,691	(1,770,387)	1,756,891

Total liabilities and shareholders’ equity	$1,777,296	$1,532,760	$1,397,691	$(1,862,898)	$2,844,849

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2005
(in thousands of U.S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Assets
Total investments and cash	$163	$1,116,387	$1,139,463	$—	$2,256,013
Investment in subsidiaries	1,665,392	—	—	(1,665,392)	—
Deferred acquisition costs	—	73,803	119,639	—	193,442
Reinsurance recoverable	—	11,410	4,108	(3,168)	12,350
Goodwill	—	85,417	—	—	85,417
Premiums receivable	—	17,168	17,278	(1,435)	33,011
Other	1,172	107,211	27,121	(26,614)	108,890
Total assets	$1,666,727	$1,411,396	$1,307,609	$(1,696,609)	$2,689,123

Liabilities and shareholders’ equity

Liabilities
Unearned premium reserves	$—	$196,435	$362,273	$(21,559)	$537,149
Reserves for losses and loss adjustment expenses	—	63,491	60,896	(3,168)	121,219
Profit commissions payable	—	4,237	48,756	—	52,993
Deferred income taxes	—	35,997	(9,368)	—	26,629
Long-term debt	—	197,344	—	—	197,344
Other	5,214	55,384	38,168	(6,490)	92,276
Total liabilities	5,214	552,888	500,725	(31,217)	1,027,610

Total shareholders’ equity	1,661,513	858,508	806,884	(1,665,392)	1,661,513

Total liabilities and shareholders’ equity	$1,666,727	$1,411,396	$1,307,609	$(1,696,609)	$2,689,123

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THREE MONTHS ENDED SEPTEMBER 30, 2006
(in thousands of U.S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments *	Assured Guaranty Ltd. (Consolidated)
Revenues
Net premiums written	$—	$32,159	$40,915	$—	$73,074
Net premiums earned	—	25,396	26,551	—	51,947
Net investment income	—	14,332	14,150	(10)	28,472
Net realized investment gains (losses)	—	209	(137)	—	72
Unrealized (losses) gains on derivative financial instruments	—	(2,468)	877	—	(1,591)
Equity in earnings of subsidiaries	41,647	—	—	(41,647)	—
Other revenues	1	—	—	—	1
Total revenues	41,648	37,469	41,441	(41,657)	78,901

Expenses
Loss and loss adjustment expenses	—	68	820	—	888
Acquisition costs and other operating expenses	3,746	14,134	11,612	—	29,492
Other	—	3,975	—	—	3,975
Total expenses	3,746	18,177	12,432	—	34,355

Income before provision for income taxes	37,902	19,292	29,009	(41,657)	44,546
Total provision for income taxes	—	3,923	2,721	—	6,644

Net income	$37,902	$15,369	$26,288	$(41,657)	$37,902

*  - The net income in the consolidating adjustment column will not equal parent company equity in earnings of subsidiaries, due to the residual effects of the 2005 reinsurance agreement with FSA.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THREE MONTHS ENDED SEPTEMBER 30, 2005
(in thousands of U.S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments *	Assured Guaranty Ltd. (Consolidated)
Revenues
Net premiums written	$—	$23,979	$29,251	$—	$53,230
Net premiums earned	—	30,017	24,528	—	54,545
Net investment income	1	12,278	12,135	(36)	24,378
Net realized investment (losses) gains	(1)	223	(44)	—	178
Unrealized (losses) gains on derivative financial instruments	—	(1,308)	1,594	—	286
Equity in earnings of subsidiaries	42,354	—	—	(42,354)	—
Other revenues	—	—	147	—	147
Total revenues	42,354	41,210	38,360	(42,390)	79,534

Expenses
Loss and loss adjustment expenses	—	893	(1,683)	—	(790)
Acquisition costs and other operating expenses	3,158	15,975	10,869	—	30,002
Other	11	3,986	66	—	4,063
Total expenses	3,169	20,854	9,252	—	33,275

Income before provision for income taxes	39,185	20,356	29,108	(42,390)	46,259
Total provision for income taxes	—	4,327	2,759	(12)	7,074

Net income	$39,185	$16,029	$26,349	$(42,378)	$39,185

* - Due to the accounting for subsidiaries under common control, net income in the consolidating adjustment column will not equal parent company equity in earnings of subsidiaries, due to the FSA agreement discussed in Note 5.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR NINE MONTHS ENDED SEPTEMBER 30, 2006
(in thousands of U.S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments *	Assured Guaranty Ltd. (Consolidated)
Revenues
Net premiums written	$—	$100,977	$133,226	$—	$234,203
Net premiums earned	—	76,013	72,173	—	148,186
Net investment income	1	40,869	41,134	(39)	81,965
Net realized investment losses	—	(1,153)	(786)	—	(1,939)
Unrealized gains on derivative financial instruments	—	2,387	1,764	—	4,151
Equity in earnings of subsidiaries	128,390	—	—	(128,390)	—
Other revenues	1	—	23	—	24
Total revenues	128,392	118,116	114,308	(128,429)	232,387

Expenses
Loss and loss adjustment expenses	—	5,466	(11,473)	—	(6,007)
Acquisition costs and other operating expenses	11,081	43,014	33,260	—	87,355
Other	13	12,008	2	—	12,023
Total expenses	11,094	60,488	21,789	—	93,371

Income before provision for income taxes	117,298	57,628	92,519	(128,429)	139,016
Total provision for income taxes	—	11,827	9,871	20	21,718

Net income	$117,298	$45,801	$82,648	$(128,449)	$117,298

* - The net income in the consolidating adjustment column will not equal parent company equity in earnings of subsidiaries, due to the residual effects of the 2005 reinsurance agreement with FSA.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR NINE MONTHS ENDED SEPTEMBER 30, 2005
(in thousands of U.S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments *	Assured Guaranty Ltd. (Consolidated)
Revenues
Net premiums written	$—	$66,677	$93,178	$—	$159,855
Net premiums earned	—	84,538	66,361	—	150,899
Net investment income	1	38,945	32,268	(36)	71,178
Net realized investment gains	—	1,229	2,534	(128)	3,635
Unrealized losses on derivative financial instruments	—	(5,004)	(4,140)	—	(9,144)
Equity in earnings of subsidiaries	160,629	—	—	(160,629)	—
Other revenues	—	—	240	—	240
Total revenues	160,630	119,708	97,263	(160,793)	216,808

Expenses
Loss and loss adjustment expenses	—	(3,162)	(66,157)	—	(69,319)
Acquisition costs and other operating expenses	10,289	47,711	25,726	1,532	85,258
Other	58	13,163	36	—	13,257
Total expenses	10,347	57,712	(40,395)	1,532	29,196

Income before provision for income taxes	150,283	61,996	137,658	(162,325)	187,612

Total provision for income taxes	—	13,345	29,674	(5,690)	37,329

Net income	$150,283	$48,651	$107,984	$(156,635)	$150,283

* - Due to the accounting for subsidiaries under common control, net income in the consolidating adjustment column will not equal parent company equity in earnings of subsidiaries, due to the FSA agreement discussed in Note 5.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR NINE MONTHS ENDED SPETMBER 30, 2006
(in thousands of U.S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by operating activities	$32,597	$110,862	$38,124	$—	$181,583

Cash flows from investing activities
Fixed maturity securities:
Purchases	—	(385,022)	(309,788)	—	(694,810)
Sales	—	317,664	273,853	—	591,517
Maturities	—	6,864	9,431	—	16,295
Purchases of short-term investments, net	(495)	(40,730)	(12,653)	—	(53,878)
Net cash flows used in investing activities	(495)	(101,224)	(39,157)	—	(140,876)

Cash flows from financing activities
Repurchases of common stock	(20,535)	—	—	—	(20,535)
Dividends paid	(7,858)	—	—	—	(7,858)
Share activity under option and incentive plans	(1,709)	—	—	—	(1,709)
Tax benefit for stock options exercised	—	147	—	—	147
Repayment of notes assumed during formation transactions	(2,000)	—	—	—	(2,000)
Net cash flows (used in) provided by financing activities	(32,102)	147	—	—	(31,955)
Effect of exchange rate changes	—	590	124	—	714

Increase (decrease) in cash and cash equivalents	—	10,375	(909)	—	9,466
Cash and cash equivalents at beginning of period	—	2,923	3,267	—	6,190

Cash and cash equivalents at end of period	$—	$13,298	$2,358	$—	$15,656

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR NINE MONTHS ENDED SEPTEMBER 30, 2005
(in thousands of U.S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and OtherSubsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$27,275	$(41,232)	$179,131	$—	$165,174

Cash flows from investing activities
Fixed maturity securities:
Purchases	—	(279,070)	(520,315)	—	(799,385)
Sales	—	265,684	259,594	—	525,278
Maturities	—	9,000	5,000	—	14,000
Sales (purchases) of short-term investments, net	(324)	37,321	76,026	—	113,023
Net cash flows (used in) provided by investing activities	(324)	32,935	(179,695)	—	(147,084)

Cash flows from financing activities
Repurchases of common stock	(19,014)	—	—	—	(19,014)
Dividends paid	(6,768)	—	—	—	(6,768)
Share activity under options and incentive plans	(1,169)	—	—	—	(1,169)
Net cash flows used in financing activities	(26,951)	—	—	—	(26,951)
Effect of exchange rate changes	—	(221)	(831)	—	(1,052)

Decrease in cash and cash equivalents	—	(8,518)	(1,395)	—	(9,913)
Cash and cash equivalents at beginning of period	—	12,096	4,882	—	16,978

Cash and cash equivalents at end of period	$—	$3,578	$3,487	$—	$7,065

14.  Subsequent Event

On November 6, 2006, the Company, AGC, AG Re, AGRO, and AG (UK) (the “borrowers”), entered into a $300.0 million, 5-year revolving credit facility (the “Facility”) with a syndicate of banks. Borrowings by the Company, AG Re and AGRO will be limited to an aggregate principal amount at any time not to exceed $100.0 million and AG (UK) will be limited to an aggregate principal amount of $20.0 million. The Company will guarantee the obligations of AG Re and AGRO; AG Re, AGRO and Assured Guaranty Overseas U.S. Holdings Inc. will guarantee the obligations of the Company; AGC will guarantee the obligations of AG (UK). The Facility shall be available for general corporate purposes, including the issuance of letters of credit. The borrowers have the option to increase the aggregate commitments under the Facility by up to $100.0 million. Borrowings under the Facility, if any, will be charged interest, in accordance with the terms of the agreement. Covenants under this Facility are comparable to those under the $300.0 million credit facility discussed in Note 7. This Facility replaces the $300.0 million credit facility discussed in Note 7.

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

Our expenses consist primarily of losses and loss adjustment expenses (“LAE”), profit commission expense, acquisition costs, operating expenses, interest expense and income taxes. Losses and LAE are a function of the amount and types of business we write. Losses and LAE are based upon estimates of the ultimate aggregate losses inherent in the portfolio. The risks we take have a low expected frequency of loss and are investment grade at the time we accept the risk. Prior to the IPO, the majority of the risks we underwrote were investment grade, however, some risks accepted were below investment grade. Profit commission expense represents payments made to ceding companies generally based on the profitability of the business reinsured by us. Acquisition costs are related to the production of new business. Certain acquisition costs that vary with and are directly attributable to the production of new business are deferred and recognized over the period in which the related premiums are earned. Operating expenses consist primarily of salaries and other employee-related costs, various outside service providers, rent and related costs and other expenses related to maintaining a holding company structure. These costs do not vary with the amount of premiums written.  Interest expense is a function of outstanding debt and the contractual interest rate related to that debt. Income taxes are a function of our profitability and the applicable tax rate in the various jurisdictions in which we do business.

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

Portfolio reserves are recorded gross of reinsurance. We have not ceded any amounts under these reinsurance contracts.

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

The chart below demonstrates the portfolio reserve’s sensitivity to frequency and severity assumptions. The change in these estimates represent management’s estimate of reasonably possible material changes and are based upon our analysis of historical experience. Portfolio reserves were recalculated with changes made to the default and severity assumptions. In all scenarios, the starting point used to test the portfolio reserve’s sensitivity to the changes in the frequency and severity assumptions was the weighted average frequency and severity by rating and asset class of our insured portfolio. Overall the weighted average default frequency was 0.87% and the weighted average severity was 17.7 % at September 30, 2006. For example, in the first scenario where the frequency was increased by 5.0%, each transaction’s contribution to the portfolio reserve was recalculated by adding 0.04% (i.e. 5.0% multiplied by 0.87%) to the individual transaction’s default frequency.

(in thousands of U.S. dollars)	Portfolio Reserve	Reserve Increase	Percentage Change

Portfolio reserve as of September 30, 2006	$ 67,986	$ —	—
5% Frequency Increase	72,541	4,555	6.70%
10% Frequency Increase	77,105	9,119	13.41%
5% Severity Increase	71,374	3,388	4.98%
10% Severity Increase	74,773	6,787	9.98%
5% Frequency and Severity Increase	76,181	8,195	12.05%

In addition to analyzing the sensitivity of our portfolio reserves to possible changes in frequency and severity, we have also performed a sensitivity analysis on our financial guaranty and mortgage guaranty case reserves. Case reserves may change from our original estimate due to changes in severity factors. An actuarial analysis of the historical development of our case reserves shows that it is reasonably possible that our case reserves could develop by as much as ten percent. This analysis was performed by separately evaluating the historical development by comparing the initial case reserve established to the subsequent development in that case reserve, excluding the effects of discounting, for each sector in which we currently have significant case reserves, and estimating the possible future development. Based on this analysis, it is reasonably possible that our current financial guaranty and mortgage guaranty case reserves of $30.7 million could increase by approximately $3.0 million to $4.0 million in the future. This would cause an increase in incurred losses on our statement of operations and comprehensive income.

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

	September 30, 2006	December 31, 2005
	(in millions of U.S. dollars)
By segment:
Financial guaranty direct	$ 6.6	$ 13.1
Financial guaranty reinsurance	88.9	86.3
Mortgage guaranty	7.2	7.0
Other	14.2	14.8
Total	$ 116.9	$ 121.2

	September 30, 2006	December 31, 2005
	(in millions of U.S. dollars)
By type of reserve:
Case	$ 37.3	$ 45.9
IBNR	11.6	11.6
Portfolio	68.0	63.7
Total	$ 116.9	$ 121.2

	As of September 30, 2006
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
By segment and type of reserve:
Case	$ —	$ 30.5	$ 0.2	$ 6.6	$ 37.3
IBNR	—	—	4.0	7.6	11.6
Portfolio	6.6	58.4	3.0	—	68.0
Total	$ 6.6	$ 88.9	$ 7.2	$ 14.2	$ 116.9

	As of December 31, 2005
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
By segment and type of reserve:
Case	$ 4.5	$ 33.8	$ 0.3	$ 7.3	$ 45.9
IBNR	—	—	4.1	7.5	11.6
Portfolio	8.6	52.5	2.6	—	63.7
Total	$ 13.1	$ 86.3	$ 7.0	$ 14.8	$ 121.2

The following table sets forth the financial guaranty in-force portfolio by underlying rating:

	As of September 30, 2006		As of December 31, 2005
Ratings(1)	Net par outstanding	% of Net par outstanding	Net par outstanding	% of Net par outstanding
	(in billions of U.S. dollars)
AAA	$ 48.3	39.7%	$ 34.5	33.7%
AA	20.9	17.2%	20.0	19.5%
A	33.4	27.5%	30.3	29.5%
BBB	17.8	14.6%	16.4	16.0%
Below investment grade	1.2	1.0%	1.3	1.3%
Total exposures	$ 121.6	100.0%	$ 102.5	100.0%

(1)                                  These ratings represent the Company’s internal assessment of the underlying credit quality of the insured obligations. Our scale is comparable to that of the nationally recognized rating agencies.

Our surveillance department is responsible for monitoring our portfolio of credits and maintains a list of closely monitored credits (“CMC”). The closely monitored credits are divided into four categories: Category 1 (low priority; fundamentally sound, greater than normal risk); Category 2 (medium priority; weakening credit profile, may result in loss); Category 3 (high priority; claim/default probable, case reserve established); Category 4 (claim paid, case reserve established for future payments). The closely monitored credits include all below investment grade (“BIG”) exposures where there is a material amount of exposure (generally greater than $10.0 million) or a material risk of the Company incurring a loss greater than $0.5 million. The closely monitored credits also include investment grade (“IG”) risks where credit quality is deteriorating and where, in the view of the Company, there is significant potential that the risk quality will fall below investment grade. The closely monitored credits include approximately 97% of our BIG exposure, and the remaining BIG exposure of $36.4 million is distributed across 70 different credits, as of September 30, 2006. As of December 31, 2005, the closely monitored credits include approximately 96% of our BIG exposure, and the remaining BIG exposure of $55.2 million is distributed across 103 different credits. Other than those excluded BIG credits, credits that are not included in the closely monitored credit list are categorized as fundamentally sound risks.

The following table provides financial guaranty net par outstanding by credit monitoring category as of September 30, 2006 and December 31, 2005:

	As of September 30, 2006
Description:	Net Par Outstanding	% of Net Par Outstanding	# of Credits in Category	Case Reserves
	($ in millions)
Fundamentally sound risk(1)	$ 120,215	98.9%
Closely monitored:
Category 1	857	0.7%	39	$ —
Category 2	322	0.3%	15	—
Category 3	126	0.1%	18	17
Category 4	23	—	12	15
Sub total	1,328	1.1%	84	32
Other below investment grade risk	36	—	70	—
Total	$ 121,579	100.0%		$ 32

(1)           As of September 30, 2006, Category 1 contains 6 credits with net par outstanding of $100.0 million and Category 2 contains 3 credits with net par outstanding of $9.9 million related to Hurricane Katrina.

	As of December 31, 2005
Description:	Net Par Outstanding	% of Net Par Outstanding	# of Credits in Category	Case Reserves
	($ in millions)
Fundamentally sound risk(1)	$ 100,951	98.6%
Closely monitored:
Category 1	872	0.9%	36	$ —
Category 2	433	0.4%	22	—
Category 3	131	0.1%	15	16
Category 4	23	—	11	15
Sub total	1,459	1.4%	84	31
Other below investment grade risk	55	—	103	—
Total	$ 102,465	100.0%		$ 31

(1)           As of December 31, 2005, Category 1 contains 4 credits with net par outstanding of $44.8 million and Category 2 contains 7 credits with net par outstanding of $80.6 million related to Hurricane Katrina.

The following table summarizes movements in CMC exposure by risk category:

Net Par Outstanding	Category 1	Category 2	Category 3	Category 4	Total CMC
	($ in millions)
Balance, December 31, 2005	$ 872	$ 433	$ 131	$ 23	$ 1,459
Less: Amortization	175	(23)	39	2	193
Add: Additions from:
First time on CMC	364	3	16	—	383
Upgrades	140	16	—	—	156
Downgrades	—	30	91	2	123
Less: Deletions from:
Upgrades	314	92	71	—	477
Downgrades	30	91	2	—	123
Net Change	(15)	(111)	(5)	—	(131)
Balance, September 30, 2006	$ 857	$ 322	$ 126	$ 23	$ 1,328

Industry Methodology

The Company is aware that there are certain differences regarding the measurement of portfolio loss liabilities among companies in the financial guaranty industry. In January and February 2005, the Securities and Exchange Commission (“SEC”) staff had discussions concerning these differences with a number of industry participants. Based on those discussions, in June 2005, the Financial Accounting Standards Board (“FASB”) staff decided additional guidance is necessary regarding financial guaranty contracts. When the FASB staff reaches a conclusion on this issue the Company and the rest of the financial guaranty industry may be required to change some aspects of their loss reserving policies, but the Company cannot currently assess how the FASB or SEC staffs’ ultimate resolution of this issue will impact our reserving policy or other balances, i.e., premiums and Deferred Acquisition Costs (“DAC”). Until the issue is resolved, the Company intends to continue to apply its existing policy with respect to the establishment of both case and portfolio reserves.

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

The fair value adjustment recognized in our statements of operations for the three months ended September 30, 2006 (“Third Quarter 2006”) was a $(1.6) million loss compared with a $0.3 million gain for the three months ended September 30, 2005 (“Third Quarter 2005”). The fair value adjustment recognized in our statements of operations for Nine Months ended September 30, 2006 (“Nine Months 2006”) was a $4.2 million gain compared with a $(9.1) million loss for Nine Months ended September 30, 2005 (“Nine Months 2005”).  The change in fair value is related to many factors but primarily due to narrowing in credit spreads.

Valuation of Investments

As of September 30, 2006 and December 31, 2005, we had total investments of $2.4 billion and $2.2 billion, respectively. The fair values of all of our investments are calculated from independent market quotations.

As of September 30, 2006, approximately 93% of our investments were long-term fixed maturity securities, and our portfolio had an average duration of 4.0 years, compared with 95% and 4.4 years as of December 31, 2005. Changes in interest rates affect the value of our fixed maturity portfolio. As interest rates fall, the fair value of fixed maturity securities increases and as interest rates rise, the fair value of fixed maturity securities decreases.

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

The Company had no write downs of investments for other than temporary impairment losses for the three- and nine-month periods ended September 30, 2006 and 2005.

The following table summarizes the unrealized losses in our investment portfolio by type of security and the length of time such securities have been in a continuous unrealized loss position as of the dates indicated:

	As of September 30, 2006		As of December 31, 2005
Length of Time in Continuous Unrealized Loss	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	($ in millions)
Municipal securities
0-6 months	$ 7.7	$ —	$ 103.2	$ (0.9)
7-12 months	1.4	—	11.9	(0.3)
Greater than 12 months	45.6	(0.5)	13.1	(0.4)
	54.7	(0.5)	128.2	(1.6)
Corporate securities
0-6 months	56.7	(0.6)	21.4	(0.4)
7-12 months	6.7	(0.1)	13.4	(0.2)
Greater than 12 months	45.7	(1.2)	16.8	(0.7)
	109.1	(1.9)	51.6	(1.3)
U.S. Government obligations
0-6 months	—	—	160.5	(0.8)
7-12 months	51.1	(0.5)	8.7	(0.2)
Greater than 12 months	66.8	(1.0)	13.2	(0.4)
	117.9	(1.5)	182.4	(1.4)
Mortgage and asset-backed securities
0-6 months	22.4	—	318.8	(4.7)
7-12 months	88.5	(0.7)	136.8	(2.6)
Greater than 12 months	424.8	(10.9)	89.7	(2.9)
	535.7	(11.6)	545.3	(10.2)
Total	$ 817.4	$ (15.5)	$ 907.5	$ (14.5)

The following table summarizes the unrealized losses in our investment portfolio by type of security and remaining time to maturity as of the dates indicated:

	As of September 30, 2006		As of December 31, 2005
Remaining Time to Maturity	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	($ in millions)
Municipal securities
Due in one year or less	$ —	$ —	$ —	$ —
Due after one year through five years	7.7	—	0.3	—
Due after five years through ten years	35.0	(0.4)	60.1	(1.2)
Due after ten years	12.0	(0.1)	67.8	(0.4)
	54.7	(0.5)	128.2	(1.6)
Corporate securities
Due in one year or less	6.6	—	—	—
Due after one year through five years	95.0	(1.5)	44.3	(1.0)
Due after five years through ten years	5.4	(0.1)	4.2	—
Due after ten years	2.1	(0.3)	3.1	(0.3)
	109.1	(1.9)	51.6	(1.3)
U.S. Government obligations
Due in one year or less	12.0	(0.1)	57.8	(0.2)
Due after one year through five years	6.2	(0.1)	39.5	(0.3)
Due after five years through ten years	47.8	(0.6)	45.2	(0.6)
Due after ten years	51.9	(0.7)	39.9	(0.3)
	117.9	(1.5)	182.4	(1.4)
Mortgage and asset-backed securities	535.7	(11.6)	545.3	(10.2)
Total	$ 817.4	$ (15.5)	$ 907.5	$ (14.5)

The following table summarizes, for all securities sold at a loss through September 30, 2006 and 2005, the fair value and realized loss by length of time such securities were in a continuous unrealized loss position prior to the date of sale:

	Three Months Ended September 30,
	2006		2005
Length of Time in Continuous Unrealized Loss Prior to Sale	Estimated Fair Value	Gross Realized Losses	Estimated Fair Value	Gross Realized Losses
	($ in millions)
Municipal securities
0-6 months	$ 16.2	$ (0.1)	$ —	$ —
7-12 months	3.8	(0.1)	—	—
Greater than 12 months	10.7	(0.5)	—	—
	30.7	(0.7)	—	—
Corporate securities
0-6 months	—	—	—	—
7-12 months	—	—	—	—
Greater than 12 months	—	—	—	—
	—	—	—	—
U.S. Government securities
0-6 months	19.8	(0.1)	46.1	(0.2)
7-12 months	3.7	—	2.0	—
Greater than 12 months	—	—	0.1	—
	23.5	(0.1)	48.2	(0.2)
Mortgage and asset-backed securities
0-6 months	—	—	7.9	—
7-12 months	—	—	—	—
Greater than 12 months	—	—	—	—
	—	—	7.9	—
Total	$ 54.2	$ (0.8)	$ 56.1	$ (0.2)

	Nine Months Ended September 30,
	2006		2005
Length of Time in Continuous Unrealized Loss Prior to Sale	Estimated Fair Value	Gross Realized Losses	Estimated Fair Value	Gross Realized Losses
	($ in millions)
Municipal securities
0-6 months	$ 34.4	$ (0.2)	$ 20.7	$ —
7-12 months	22.8	(0.5)	5.5	(0.1)
Greater than 12 months	14.0	(0.6)	—	—
	71.2	(1.3)	26.2	(0.1)
Corporate securities
0-6 months	—	—	5.3	—
7-12 months	—	—	5.4	(0.1)
Greater than 12 months	1.9	(0.1)	8.4	(0.3)
	1.9	(0.1)	19.1	(0.4)

U.S. Government securities
0-6 months	137.3	(2.1)	66.4	(0.3)
7-12 months	80.2	(0.7)	6.9	(0.1)
Greater than 12 months	—	—	0.1	—

	217.5	(2.8)	73.4	(0.4)
Mortgage and asset-backed securities
0-6 months	31.0	(0.1)	24.9	(0.3)
7-12 months	9.1	(0.1)	1.8	—
Greater than 12 months	—	—	3.3	(0.2)
	40.1	(0.2)	30.0	(0.5)
Total	$ 330.7	$ (4.4)	$ 148.7	$ (1.4)

Premium Revenue Recognition

Premiums are received either upfront or in installments. Upfront premiums are earned in proportion to the expiration of the amount at risk. Each installment premium is earned ratably over its installment period, generally one year or less. Premium earnings under both the upfront and installment revenue recognition methods are based upon and are in proportion to the principal amount guaranteed and therefore result in higher premium earnings during periods where guaranteed principal is higher. For insured bonds for which the par value outstanding is declining during the insurance period, upfront premium earnings are greater in the earlier periods thus matching revenue recognition with the underlying risk. The premiums are allocated in accordance with the principal amortization schedule of the related bond issue and are earned ratably over the amortization period. When an insured issue is retired early, is called by the issuer, or is in substance paid in advance through a refunding accomplished by placing U.S. Government securities in escrow, the remaining unearned premium reserves are earned at that time. Unearned premium reserves represent the portion of premiums written that is applicable to the unexpired amount at risk of insured bonds.

In our reinsurance businesses, we estimate the ultimate written and earned premiums to be received from a ceding company at the end of each quarter and the end of each year because some of our ceding companies report premium data anywhere from 30 to 90 days after the end of the relevant period. Written premiums reported in our statement of operations are based upon reports received from ceding companies supplemented by our own estimates of premium for which ceding company reports have not yet been received. As of September 30, 2006 and December 31, 2005, the assumed premium estimate and related ceding commissions included in our unaudited interim consolidated financial statements were $16.0 million and $5.0 million and $14.3 million and $4.5 million,  respectively. Key assumptions used to arrive at management’s best estimate of assumed premiums are premium amounts reported historically and informal communications with ceding companies. Differences between such estimates and actual amounts are recorded in the period in which the actual amounts are determined. Historically, the differences have not been material. We do not record a provision for doubtful accounts related to our assumed premium estimate. Historically there have not been any material issues related to the collectibility of assumed premium. No provision for doubtful accounts related to our premium receivable was recorded for 2006 or 2005.

Deferred Acquisition Costs

Acquisition costs incurred, other than those associated with credit derivative products, that vary with and are directly related to the production of new business are deferred and amortized in relation to earned premiums. These costs include direct and indirect expenses such as ceding commissions, brokerage expenses and the cost of underwriting and marketing personnel. As of September 30, 2006 and December 31, 2005, we had deferred acquisition costs of $210.2 million and $193.4 million, respectively. Ceding commissions paid to primary insurers are the largest component of deferred acquisition costs, constituting 69.5% and 72.6% of the total deferred acquisition costs as of September 30, 2006 and December 31, 2005, respectively. Management uses its judgment in determining what types of costs should be deferred, as well as what percentage of these costs should be deferred. We annually conduct a study to determine which operating costs vary with, and are directly related to, the acquisition of new business and qualify for deferral. Ceding commissions received on premiums we cede to other reinsurers reduce acquisition costs. Anticipated losses, LAE and the remaining costs of servicing the insured or reinsured business are considered in determining the recoverability of acquisition costs. Acquisition costs associated with credit derivative products are expensed as incurred. When an insured issue is retired early, as discussed in the Premium Revenue Recognition section of these Critical Accounting Estimates, the remaining related deferred acquisition cost is expensed at that time.

Deferred Income Taxes

As of September 30, 2006 and December 31, 2005, we had a net deferred income tax liability of $44.9 million and $26.6 million, respectively. Certain of our subsidiaries are subject to U.S. income tax. Deferred income tax assets and liabilities are established for the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Such temporary differences relate principally to deferred acquisition costs, reserves for losses and LAE, unearned premium reserves, net operating loss carryforwards (“NOLs”), unrealized gains and losses on investments and derivative financial instruments and statutory contingency reserves. A valuation allowance is recorded to reduce a deferred tax asset to the amount that in management’s opinion is more likely than not to be realized.

As of September 30, 2006, Assured Guaranty Re Overseas Ltd. (“AGRO”) had a stand-alone NOL of $49.2 million, which is available to offset its future U.S. taxable income. AGRO has $28.5 million of this NOL available through 2017 and $20.7 million available through 2023. AGRO’s stand-alone NOL is not permitted to offset the income of any other members of AGRO’s consolidated group due to certain tax regulations. Under applicable accounting rules, we are required to establish a valuation allowance for NOLs that we believe are more likely than not to expire before utilized. Management believes it is more likely than not that $20.0 million of AGRO’s $49.2 million NOL will not be utilized before it expires and has established a $7.0 million valuation allowance related to the NOL deferred tax asset. The valuation allowance is subject to considerable judgment, is reviewed quarterly and will be adjusted to the extent actual taxable income differs from estimates of future taxable income that may be used to realize NOLs or capital losses.

Accounting for Share-Based Compensation

Prior to January 1, 2006, we accounted for our share-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB”) and related Interpretations, as permitted by FAS No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). During the three- and nine- month periods ended September 30, 2005, we recorded no share-based employee compensation expense for options granted under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (the “Incentive Plan”) as all options granted under that plan had exercise prices equal to the fair market value of our common stock on the date of grant. Also, during the three- and nine-month periods ended September 30, 2005, we recorded no compensation expense in connection with the Assured Guaranty Ltd. Employee Stock Purchase Plan (the “Stock Purchase Plan”) as the purchase price of the stock was not less than 85% of the lower of the fair market value of our common stock at the beginning of each offering period or at the end of each purchase period. In accordance with FAS 123 and FAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“FAS 148”) we disclosed our net income and earnings per share as if we had applied the fair value-based method in measuring compensation expense for our share-based incentive programs.

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

As a result of adopting FAS 123R on January 1, 2006, the Company’s Third Quarter 2006 income before income taxes and net income are $1.4 million and $1.1 million lower, respectively, and for Nine Months 2006 are $4.5 million and $3.6 million lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for Third Quarter 2006 and Nine Months 2006 are $0.01 and $0.05 lower, respectively, than if the Company had continued to account for share-based compensation under APB 25. In addition, the Company capitalized $1.8 million in Nine Months 2006 of share-based compensation as deferred acquisition costs (“DAC”). Because we elected to use the modified prospective transition method, results for prior periods have not been restated.

The following table presents pre-DAC and pre-tax, share-based compensation cost by share-based expense type:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of U.S. dollars)	2006	2005	2006	2005
Share-Based Employee Cost
Restricted Stock
Recurring amortization	$1,913	$1,410	$5,677	$3,971
Accelerated amortization for retirement eligible employees	364	—	1,171	—
Subtotal	2,277	1,410	6,848	3,971
Stock Options
Recurring amortization	823	—	2,776	—
Accelerated amortization for retirement eligible employees	150	—	505	—
Subtotal	973	—	3,281	—
ESPP	30	—	94	—
Total Share-Based Employee Cost	3,280	1,410	10,223	3,971

Share-Based Directors Cost
Restricted Stock	75	61	214	211
Restricted Stock Units	223	171	636	478
Total Share-Based Directors Cost	298	232	850	689
Total Share-Based Cost	$3,578	$1,642	$11,073	$4,660

At September 30, 2006, there was $22.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of 1.7 years. As a result of the adoption of FAS 123R, the income tax effects of compensatory stock options are included in the computation of the income tax expense (benefit), and deferred tax assets and liabilities, subject to certain prospective adjustments to shareholders’ equity for the differences between the income tax effects of expenses recognized in the results of operations and the related amounts deducted for income tax purposes. Prior to the adoption of FAS 123R, the tax benefits relating to the income tax deductions for compensatory stock options were recorded directly to shareholders’ equity.

The weighted-average grant-date fair value of options granted were $6.65 and $5.92 for Third Quarter 2006 and Third Quarter 2005, respectively. The weighted-average grant-date fair value of options granted were $6.71 and $4.63 for Nine Months 2006 and Nine Months 2005, respectively. The fair value of options issued is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants in 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Dividend yield	0.6%	0.5%	0.5%	0.7%
Expected volatility	19.82%	20.60%	20.43%	20.80%
Risk free interest rate	4.9%	4.2%	4.6%	4.1%
Expected life	5 years	5 years	5 years	5 years
Forfeiture rate	6.0%	6.0%	6.0%	6.0%

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

Consolidated Results of Operations (1)

The following table presents summary consolidated results of operations data for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	($ in millions)
Revenues:
Gross written premiums	$73.6	$75.6	$240.5	$194.1
Net written premiums	73.1	53.2	234.2	159.9

Net earned premiums	51.9	54.5	148.2	150.9
Net investment income	28.5	24.4	82.0	71.2
Net realized investment gains (losses)	0.1	0.2	(1.9)	3.6
Unrealized (losses) gains on derivative financial instruments	(1.6)	0.3	4.2	(9.1)
Other income	—	0.1	—	0.2
Total revenues	78.9	79.5	232.4	216.8
Expenses:
Loss and loss adjustment expenses	0.9	(0.8)	(6.0)	(69.3)
Profit commission expense	1.6	2.0	4.7	6.4
Acquisition costs	11.3	13.0	33.4	34.9
Operating expenses	16.5	15.0	49.3	44.0
Interest expense	3.4	3.4	10.1	10.1
Other expenses	0.6	0.6	1.9	3.1
Total expenses	34.4	33.3	93.4	29.2
Income before provision for income taxes	44.5	46.3	139.0	187.6
Provision for income taxes	6.6	7.1	21.7	37.3
Net income	$37.9	$39.2	$117.3	$150.3

Underwriting gain by segment (2):
Financial guaranty direct	$7.7	$8.8	$24.3	$17.7
Financial guaranty reinsurance	10.1	12.8	22.6	106.8
Mortgage guaranty	2.9	2.4	7.7	8.2
Other	1.0	1.3	12.3	2.4
Total	$21.6	$25.3	$66.8	$134.9

(1)     Some amounts may not foot due to rounding.

(2)     Prior year segment amounts have been adjusted to reflect current year operating expense allocations for comparability purposes.

We organize our business around four principal business segments: financial guaranty direct, financial guaranty reinsurance, mortgage guaranty and other. There are a number of lines of business that we exited as part of our IPO in April 2004, which are included in the other segment. However, the results of these businesses are reflected in our consolidated financial statements. These businesses include equity layer credit protection, trade credit reinsurance, title reinsurance and auto residual value reinsurance. These unaudited interim consolidated financial statements cover Third Quarter 2006 and Third Quarter 2005, as well as Nine Months 2006 and Nine Months 2005.

Net Income

Net income was $37.9 million for Third Quarter 2006, a decrease of $1.3 million compared with $39.2 million for Third Quarter 2005. The decrease is primarily attributable to a $3.7 million decline in underwriting gain to $21.6 million in Third Quarter 2006 from $25.3 million in Third Quarter 2005. Also contributing to the decrease in net income was an unrealized loss on derivative financial instruments of $(1.6) million during Third Quarter 2006, compared with an unrealized gain on derivative financial instruments of $0.3 million during Third Quarter 2005. Offsetting these decreases was an increase of $4.1 million in net investment income to $28.5 million in Third Quarter 2006 from $24.4 million in Third Quarter 2005.

Net income was $117.3 million for Nine Months 2006, compared with $150.3 million for Nine Months 2005. The decrease of $33.0 million in 2006 compared with 2005 is primarily due to $71.0 million in loss recoveries in 2005 resulting from reinsurance of financial guaranty policies that insured certain investments in securities issued by entities related to Commercial Financial Services, Inc. (“CFS”). Nine Months 2005 included $22.3 million of income tax expense related to the $71.0 million loss recovery. These 2005 net loss recoveries were offset by an unrealized gain on derivative financial instruments of $4.2 million during Nine Months 2006, compared with an unrealized loss on derivative financial instruments of $(9.1) million during Nine Months 2005.

Gross Written Premiums

	Three Months Ended September 30,		Nine Months Ended September 30,
Gross Written Premiums	2006	2005	2006	2005
	($ in millions)
Financial guaranty direct	$41.9	$24.9	$140.5	$69.6
Financial guaranty reinsurance	29.7	27.3	90.2	69.5
Mortgage guaranty	1.9	1.7	5.7	23.0
Total financial guaranty gross written premiums	73.5	53.9	236.5	162.1
Other	0.1	21.6	4.0	32.0
Total gross written premiums	$73.6	$75.6	$240.5	$194.1

Gross written premiums for Third Quarter 2006 were $73.6 million compared with $75.6 million for Third Quarter 2005. Gross written premiums from our financial guaranty direct operations increased $17.0 million in Third Quarter 2006 compared with Third Quarter 2005. Third Quarter 2006 includes upfront gross written premiums of $13.3 million from our international business. Third Quarter 2005 did not include any such premiums. Our U.S. public finance business contributed $8.2 million in upfront gross written premiums in Third Quarter 2006 compared with $6.3 million for the same period last year.

Gross written premiums from our financial guaranty reinsurance segment increased $2.4 million in Third Quarter 2006 compared with Third Quarter 2005 due to increased facultative business. Gross written premiums from our treaty business have remained relatively flat, though one cedant relationship was terminated effective July 1, 2004 and a second cedant relationship was terminated effective July 1, 2006. The loss of gross premiums written from these terminations was partially offset by increased gross written premium from another client. The decrease in the other segment in Third Quarter 2006 compared with Third Quarter 2005 is due to a pre-IPO reinsurance agreement with a subsidiary of ACE under which we provided reinsurance to CGA Group Ltd. (“CGA”) and retroceded 100% of this exposure to that ACE subsidiary.

Gross written premiums for Nine Months 2006 were $240.5 million, compared with $194.1 million for Nine Months 2005. Nine Months 2006 includes upfront gross written premiums of $53.0 million from our international business. Nine Months 2005 did not include any such premiums. Our U.S. public finance business contributed $22.7 million in upfront gross written premiums for Nine Months 2006 compared with $13.0 million for the same period last year.

Our financial guaranty reinsurance segment increased $20.7 million in Nine Months 2006 compared with Nine Months 2005 due to increased upfront treaty and facultative assumed premiums in Nine Months 2006, whereas Nine Months 2005 had more installment treaty and facultative assumed premiums. In addition, Financial Security Assurance Inc. (“FSA”) reassumed from Assured Guaranty Re Ltd. (“AG Re”) $18.4 million of healthcare related business (“FSA transaction”) in Second Quarter 2005. Gross written premiums for Nine Months 2006 in our mortgage guaranty segment decreased $17.3 million compared with Nine Months 2005, primarily attributable to a single transaction executed in First Quarter 2005 which contributed $16.3 million to gross written premiums.

Net Earned Premiums

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Earned Premiums	2006	2005	2006	2005
	($ in millions)
Financial guaranty direct	$21.8	$18.3	$63.7	$54.7
Financial guaranty reinsurance	25.4	32.0	71.8	82.2
Mortgage guaranty	4.9	4.3	12.7	14.0
Total financial guaranty net earned premiums	51.9	54.5	148.2	150.9
Other	—	—	—	—
Total net earned premiums	$51.9	$54.5	$148.2	$150.9

Net earned premiums for Third Quarter 2006 were $51.9 million compared with $54.5 million for Third Quarter 2005. Net earned premiums from our financial guaranty direct operations increased to $21.8 million in Third Quarter 2006 compared with $18.3 million in Third Quarter 2005, as the premiums we have written as a result of increased market penetration have begun to generate increased net earned premiums. Our financial guaranty reinsurance segment decreased $6.6 million in Third Quarter 2006 compared with Third Quarter 2005 due to the non-renewal of certain treaties.

Net earned premiums for Nine Months 2006 were $148.2 million, compared with $150.9 million for Nine Months 2005. The decrease of $2.7 million is attributable to the same reasons mentioned above.

Net Investment Income

Net investment income was $28.5 million for Third Quarter 2006, compared with $24.4 million for Third Quarter 2005. The $4.1 million increase is attributable to increasing investment yields during the year, combined with increased invested assets due to positive operating cash flows.

Net investment income was $82.0 million for Nine Months 2006, compared with $71.2 million for Nine Months 2005. Pre-tax book yields were 5.1% and 4.8% for the periods ended September 30, 2006 and 2005, respectively. The $10.8 million increase for Nine Months 2006 compared with Nine Months 2005 is primarily due to the same reasons mentioned above.

Net Realized Investment Gains (Losses)

Net realized investment gains (losses), principally from the sale of fixed maturity securities were $0.1 million and $0.2 million for Third Quarter 2006 and Third Quarter 2005, respectively, and $(1.9) million and $3.6 million for Nine Months 2006 and Nine Months 2005, respectively. The Company had no write downs of investments for other than temporary impairment losses for the three and nine months ended September 30, 2006 and 2005. Net realized investment gains (losses), net of related income taxes, were $0.1 million for Third Quarter 2005, and $(1.4) million and $2.8 million for Nine Months 2006 and Nine Months 2005, respectively. Due to the effect of taxes, Third Quarter 2006 net realized investment gains (losses), net of related income taxes were an immaterial amount.

Unrealized (Losses) Gains on Derivative Financial Instruments

Derivative financial instruments are recorded at fair value as required by FAS 133 and FAS 149. However, as explained under “—Critical Accounting Estimates,” we record part of the change in fair value in the loss and LAE reserves as well as in unearned premium reserves. The fair value adjustment for Third Quarter 2006 was a $(1.6) million loss compared with a $0.3 million gain in Third Quarter 2005. The fair value adjustment for Nine

Months 2006 was $4.2 million gain compared with a $(9.1) million loss for Nine Months 2005. The change in fair value for both years is related to many factors but primarily due to the run-off of deals and changes in credit spreads. Unrealized (losses) gains on derivative financial instruments, net of related income taxes, were $(1.1) million and $0.2 million for Third Quarter 2006 and Third Quarter 2005, respectively, and $3.0 million and $(7.9) million for Nine Months 2006 and Nine Months 2005, respectively.

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

Loss and Loss Adjustment Expenses
	Three Months Ended September 30,		Nine Months Ended September 30,
Loss and Loss Adjustment Expenses	2006	2005	2006	2005
	($ in millions)
Financial guaranty direct	$(0.3)	$(4.0)	$(4.6)	$(0.5)
Financial guaranty reinsurance	1.8	4.3	10.3	(66.9)
Mortgage guaranty	0.4	0.3	0.6	0.5
Total financial guaranty loss and loss adjustment expenses	1.9	0.6	6.3	(66.9)
Other	(1.0)	(1.3)	(12.3)	(2.4)
Total loss and loss adjustment expenses	$0.9	$(0.8)	$(6.0)	$(69.3)

Loss and loss adjustment expenses (“LAE”) for Third Quarter 2006 and Third Quarter 2005 were $0.9 million and $(0.8) million, respectively. Loss and LAE for the financial guaranty direct segment included $(0.3) million in loss recoveries on two deals while loss and LAE of $(4.0) million in the Third Quarter 2005 was caused by changes in credit quality and from continued runoff from maturing CDO exposures. During Third Quarter 2006 portfolio reserves were increased $3.0 million in our financial guaranty reinsurance segment primarily due to management updating its rating agency default statistics used in the portfolio loss reserving process, which we perform during the third quarter of every year. The increase in portfolio reserves was partially offset by a $(1.1) million LAE recovery. The $4.3 million of loss and LAE in the Third Quarter 2005 was attributable to credit deteriorations and development of existing exposure, as well as management updating its loss reserving data, as part of our normal portfolio reserve process, to include the most current rating agency default frequency statistics. Additionally, Third Quarter 2006 and Third Quarter 2005 included $(1.0) million and $(1.3) million, respectively, of loss recoveries from third party litigation settlements related to the equity layer credit protection business.

Loss and loss adjustment expenses for Nine Months 2006 and Nine Months 2005 were $(6.0) million and $(69.3) million, respectively. The financial guaranty direct segment had loss and loss adjustment expenses of $(4.6) million mainly due to a $2.1 million release of portfolio reserves as a result of the early termination of 20 swap transactions based on the counterparties’ right to terminate and a net recovery of $2.5 million relating to the settlement of a sub-prime mortgage transaction. The financial guaranty reinsurance segment had loss and loss adjustment expenses of $10.3 million primarily due to the increase mentioned above and increased loss reserves of $7.9 million, related to the rating downgrade of various credits. The other segment includes $12.3 million of loss recoveries from third party litigation settlements related to the equity layer credit protection business. Nine Months 2005 includes $71.0 million in loss recoveries in the financial guaranty reinsurance segment resulting from a third party litigation settlement agreement, discussed earlier, offset by a $4.5 million addition in case reserves relating to a mortgage transaction, executed in 2001. In addition to the $1.3 million loss recovery in Third Quarter 2005 the Company recovered $1.1 million during First Quarter 2005 in the other segment relating to its equity layer credit protection business.

Profit Commission Expense

Profit commissions allow the ceding company to share favorable experience on a reinsurance contract due to lower than expected losses. Expected or favorable loss development generates profit commission expense, while the inverse occurs on unfavorable loss development. Portfolio reserves are not a component of these profit commission calculations. Profit commissions for Third Quarter 2006 were $1.6 compared with $2.0 million for Third Quarter 2005. Profit commissions for Nine Months 2006 were $4.7 million, compared with $6.4 million for the comparable period in the prior year.

Acquisition Costs

Acquisition costs primarily consist of ceding commissions, brokerage fees and operating expenses that are related to the acquisition of new business. Acquisition costs that vary with and are directly related to the acquisition of new business are deferred and amortized in relation to earned premium. For Third Quarter 2006 and Third Quarter 2005, acquisition costs incurred were $11.3 million and $13.0 million, respectively, while Nine Months 2006 and Nine Months 2005 acquisition costs incurred were $33.4 million and $34.9 million, respectively. These amounts are consistent with earned premiums.

Operating Expenses

For Third Quarter 2006 and Third Quarter 2005, operating expenses were $16.5 million and $15.0 million, respectively. Operating expenses for Nine Months 2006 were $49.3 million, compared with $44.0 million for Nine Months 2005. The $1.5 million increase for Third Quarter 2006 compared with Third Quarter 2005 and the $5.3 million increase for Nine Months 2006 compared with Nine Months 2005 was primarily due to the recognition of stock option expense. The Company adopted FAS 123R on January 1, 2006, which requires, among other items, the recognition of stock option expense in the results of operations.

Other Expenses

For Third Quarter 2006 and Third Quarter 2005, other expenses were $4.0 million and $4.1 million, respectively, while for Nine Months 2006 and Nine Months 2005, other expenses were $12.0 million and $13.3 million, respectively. The 2006 and 2005 amounts are comprised of put option premiums associated with Assured Guaranty Corp.’s (“AGC”) $200.0 million committed capital securities and interest expense primarily related to our 7% Senior Notes (“Senior Notes “) in May 2004. The coupon on the Senior Notes is 7.0%, however, the effective rate will be approximately 6.4%, taking into account the effect of a cash flow hedge executed in March 2004. The decrease in Nine Months 2006 compared with the same periods in 2005 is primarily due to $2.0 million of investment banking fees associated with the committed capital securities in Second Quarter 2005.

Income Tax

For Third Quarter 2006 and Third Quarter 2005, income tax expense was $6.6 million and $7.1 million, respectively. For Nine Months 2006 and Nine Months 2005, income tax expense was $21.7 million and $37.3 million, respectively. Our effective tax rate was 14.9% and 15.6% for Third Quarter 2006 and Nine Months 2006, respectively, compared with 15.3% and 19.9% for Third Quarter 2005 and Nine Months 2005, respectively. Our effective tax rates reflect the proportion of income recognized by each of our operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 35%, UK subsidiaries taxed at the UK marginal corporate tax rate of 30%, and no taxes for our Bermuda holding company and subsidiaries. Accordingly, our overall corporate effective tax rate fluctuates based on the distribution of taxable income across these jurisdictions. Nine Months 2006 includes $4.3 million of income tax expense related to the $12.3 million of loss recoveries from third party litigation settlements related to the equity layer credit protection business. Nine Months 2005 included $22.3 million of income tax expense related to the $71.0 million loss recovery mentioned above. This was partially offset by a $7.8 million tax benefit from a transaction between AGC and AG Re, two of the Company’s subsidiaries during Second Quarter 2005. AGC and AG Re entered into a reinsurance agreement with FSA pursuant to which substantially all of FSA’s financial guaranty risks previously ceded to AGC (the

“Ceded Business”) was assumed by AG Re. This agreement was effective as of January 1, 2005 and is consistent with the Company’s IPO strategy of AGC ceasing to write new reinsurance business and transferring its existing reinsurance business to AG Re to optimize capital utilization. In connection with the transaction, AGC transferred liabilities of $169.0 million, consisting primarily of unearned premium reserves. Since this transaction transferred unearned premium reserve from AGC, a U.S. tax paying entity, to AG Re, a non-U.S. tax paying entity, the Company released a deferred tax liability related to differences between the book and tax carrying amounts of unearned premium reserves which resulted in a $7.8 million tax benefit.

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

The table below summarizes the financial results of our financial guaranty direct segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	($ in millions)
Gross written premiums	$41.9	$24.9	$140.5	$69.6
Net written premiums	41.5	24.2	139.0	67.6
Net earned premiums	21.8	18.3	63.7	54.7
Loss and loss adjustment expenses	(0.3)	(4.0)	(4.6)	(0.5)
Profit commission expense	—	—	—	—
Acquisition costs	2.1	1.6	6.4	4.7
Operating expenses	12.2	11.9	37.6	32.8
Underwriting gain	$7.7	$8.8	$24.3	$17.7

Loss and loss adjustment expense ratio	(1.3)%	(21.9)%	(7.2)%	(0.8)%
Expense ratio	65.7%	73.7%	69.1%	68.5%
Combined ratio	64.4%	51.8%	61.9%	67.7%

	Three Months Ended September 30,		Nine Months Ended September 30,
Gross Written Premiums	2006	2005	2006	2005
	($ in millions)
Public finance	$23.4	$7.0	$80.3	$13.9
Structured finance	18.5	17.9	60.2	55.7
Total	$41.9	$24.9	$140.5	$69.6

For Third Quarter 2006 the financial guaranty direct segment contributed $41.9 million to gross written premiums, an increase of $17.0 million, compared with $24.9 million for Third Quarter 2005. Third Quarter 2006 includes upfront gross written premiums of $13.3 million from our international business. Third Quarter 2005 did not include any upfront gross written premium from our international business. Our U.S. public finance business contributed $8.2 million of upfront gross written premiums in Third Quarter 2006 compared with $6.3 million for the same period last year.

Gross written premiums for Nine Months 2006 and Nine Months 2005 were $140.5 million and $69.6 million, respectively. Nine Months 2006 includes upfront gross written premiums of $53.0 million from our international business. Nine Months 2005 did not include any upfront gross written premium from our international business. Our U.S. public finance business contributed $22.7 million in upfront gross written premiums for Nine Months 2006 compared with $13.0 million for the same period last year.

Gross and net written premiums from structured finance and credit derivatives are generally received on an installment basis. For Nine Months 2006, 55% of gross written premiums in this segment were upfront premiums and 45% were installment premiums. For Nine Months 2005, 25% of gross written premiums in this segment were upfront premiums and 75% were installment premiums.

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Written Premiums	2006	2005	2006	2005
	($ in millions)
Public finance	$23.5	$7.0	$80.4	$13.9
Structured finance	18.0	17.2	58.6	53.7
Total	$41.5	$24.2	$139.0	$67.6

For Third Quarter 2006 and Nine Months 2006, net written premiums were $41.5 million and $139.0 million, respectively, compared with $24.2 million for Third Quarter 2005 and $67.6 million for Nine Months 2005. The variances in net written premiums are consistent with the variances in gross written premiums as we typically retain a substantial portion of this business.

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Earned Premiums	2006	2005	2006	2005
	($ in millions)
Public finance	$2.6	$0.7	$5.4	$1.3
Structured finance	19.2	17.6	58.3	53.4
Total	$21.8	$18.3	$63.7	$54.7

Net earned premiums for Third Quarter 2006 were $21.8 million compared with $18.3 million for Third Quarter 2005, while net earned premiums for Nine Months 2006 increased $9.0 million to $63.7 million compared with $54.7 million for Nine Months 2005, reflecting our  increased market penetration, which has generated additional unearned premiums and in-force business that contributes to increased net earned premium.

Loss and LAE were $(0.3) million and $(4.0) million, respectively, for Third Quarter 2006 and Third Quarter 2005, while these expenses were $(4.6) million and $(0.5) million for Nine Months 2006 and Nine Months 2005, respectively. Loss and LAE for Third Quarter 2006 included $(0.3) million in loss recoveries on two deals while Third Quarter 2005 portfolio reserves were reduced $(4.0) million, attributable to changes in credit quality and from continued runoff of maturing CDO exposures as well as management updating its rating agency default statistics used in the portfolio loss reserving process, which we perform during the third quarter of every year.

In addition to the recoveries discussed above, Nine Months 2006 includes a $(2.1) million  release of portfolio reserves as a result of the early termination of 20 swap transactions based on the counterparties right to terminate and a net recovery of $(2.5) million relating to the settlement of a sub-prime mortgage transaction.  In addition to the Third Quarter 2005 portfolio reserves Nine Months 2005 also included a $(0.9) million release of portfolio reserves related to the single name corporate CDS line of business, which we have exited, as well as a release of portfolio reserves related to our seasoned CDO book of business as those deals approached maturity and the underlying credit quality improved. Offsetting these portfolio reserve decreases was a $4.5 million case reserve addition  for a specific mortgage transaction executed in 2001, consisting of sub-prime mortgages originated in 2000.

Acquisition costs incurred for Third Quarter 2006 and Nine Months 2006 were $2.1 million and $6.4 million, respectively. For Third Quarter 2005 and Nine Months 2005 acquisition costs incurred were $1.6 million and $4.7 million, respectively. The changes in acquisition costs incurred over the periods are directly related to the changes in net earned premium.

Operating expenses for Third Quarter 2006 and Third Quarter 2005 were $12.2 million and $11.9 million, respectively. Operating expenses for Nine Months 2006 were $37.6 million, compared with $32.8 million for Nine Months 2005. During 2006 the Company implemented a new operating expense allocation methodology to more closely allocate expenses to the individual operating segments. This new methodology was based on a comprehensive study and is based on departmental time estimates and headcount. 2005 amounts have been reclassified to show this new methodology on a comparative basis.  The increase in operating expenses for the three- and nine-month periods ended September 30, 2006, compared with the three- and nine-month periods ended September 30, 2005 is attributable to increased salaries due to staffing additions and merit increases and employee related benefits, including the expensing of stock options.

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

The table below summarizes the financial results of our financial guaranty reinsurance segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	($ in millions)
Gross written premiums	$29.7	$27.3	$90.2	$69.5
Net written premiums	29.7	27.3	89.5	69.2
Net earned premiums	25.4	32.0	71.8	82.2
Loss and loss adjustment expenses	1.8	4.3	10.3	(66.9)
Profit commission expense	0.7	1.1	2.2	3.4
Acquisition costs	8.9	11.0	26.1	28.6
Operating expenses	3.9	2.9	10.7	10.4
Underwriting gain	$10.1	$12.8	$22.6	$106.8

Loss and loss adjustment expense ratio	7.1%	13.3%	14.3%	(81.4)%
Expense ratio	53.3%	46.8%	54.2%	51.5%
Combined ratio	60.4%	60.1%	68.5%	(29.9)%

	Three Months Ended September 30,		Nine Months Ended September 30,
Gross Written Premiums	2006	2005	2006	2005
	($ in millions)
Public finance	$21.6	$20.8	$66.2	$42.2
Structured finance	8.1	6.5	24.0	27.3
Total	$29.7	$27.3	$90.2	$69.5

Gross written premiums from our financial guaranty reinsurance segment include upfront premiums on transactions underwritten during the period, plus installment premiums on business primarily underwritten in prior periods. Consequently, this amount is affected by changes in the business mix between public finance and structured finance. For Third Quarter 2006 and Nine Months 2006, 62% and 67%, respectively, of gross written premiums in this segment were upfront premiums and 38% and 33%, respectively, were installment premiums. For Third Quarter 2005 and Nine Months 2005, 43% and 45%, respectively, of gross written premiums in this segment were upfront premiums and 57% and 55%, respectively, were installment premiums.

Gross written premiums for Third Quarter 2006 were $29.7 million, an increase of $2.4 million, compared with $27.3 million for Third Quarter 2005 attributable to greater facultative business.  Gross written premiums from our treaty business have remained relatively flat, though one cedant relationship was terminated effective July

1, 2004 and a second cedant relationship was terminated effective July 1, 2006. The loss of gross premiums written from these terminations was offset by increased gross written premium from another client.

Gross written premiums for Nine Months 2006 were $90.2 million, an increase of $20.7 million, compared with $69.5 million for Nine Months 2005.  The increase is primarily attributable to FSA reassuming $18.4 million of healthcare related reinsurance business from AG Re in 2005.

The following table summarizes the Company’s reinsurance gross written premiums by significant client:

	Three Months Ended September 30,		Nine Months Ended September 30,
Gross Written Premiums by Client	2006	2005	2006	2005
	($ in millions)
Financial Security Assurance Inc.(1)	$15.8	$13.4	$41.5	$38.3
Ambac Assurance Corporation(2)	5.0	6.9	19.8	26.0
Financial Guaranty Insurance Company	4.3	2.0	17.2	7.6
MBIA Insurance Corporation	3.3	4.6	9.1	13.5
CGA Group Ltd.	—	21.0	—	25.8

(1)          Nine Months 2005 does not include $18.4 million of reassumed premiums related to the Company’s healthcare business.

(2)          On April 20, 2005, Ambac  provided notice of a non-renewal of the quota share treaty on a run-off basis, effective July 1, 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Written Premiums	2006	2005	2006	2005
	($ in millions)
Public finance	$21.6	$20.8	$65.6	$41.9
Structured finance	8.1	6.5	23.9	27.3
Total	$29.7	$27.3	$89.5	$69.2

For Third Quarter 2006 and Nine Months 2006, net written premiums were $29.7 million and $89.5 million, respectively, compared with $27.3 million and $69.2 million, respectively, for the same periods last year.  The increases of $2.4 million and $20.3 million are consistent with the increases in gross written premium described above.

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Earned Premiums	2006	2005	2006	2005
	($ in millions)
Public finance	$16.9	$21.1	$46.9	$44.8
Structured finance	8.5	10.9	24.9	37.4
Total	$25.4	$32.0	$71.8	$82.2
Included in public finance reinsurance net earned premiums are refundings of	$4.1	$4.8	$9.4	$9.8

Net earned premiums for Third Quarter 2006 and Nine Months 2006 were $25.4 million and $71.8 million, respectively, compared with $32.0 million and $82.2 million for Third Quarter 2005 and Nine Months 2005, respectively. Our financial guaranty reinsurance segment net earned premiums decreased for Third Quarter 2006 and

Nine Months 2006, when compared with the same periods last year due to the non-renewal of certain treaties and change in mix of business.  Public finance net earned premiums include refunding premiums, which reflect the unscheduled pre-payment or refundings of underlying municipal bonds due to lower interest rates. These unscheduled refunding premiums, which were $4.1 million and $9.4 million for Third Quarter 2006 and Nine Months 2006, respectively, compared with $4.8 million and $9.8 million, respectively, for the same periods last year, are sensitive to market interest rates.  We evaluate our net earned premiums both including and excluding these premiums.

Losses and LAE were $1.8 million and $4.3 million for Third Quarter 2006 and Third Quarter 2005, respectively. Portfolio reserves were increased $3.0 million primarily due to management updating its rating agency default statistics, as part of our normal portfolio reserve process.  The increase in portfolio reserves was partially offset by a $(1.1) million LAE recovery. Portfolio reserves were increased $4.4 million during Third Quarter 2005 due to credit deteriorations and development of existing exposure as well as management updating its rating agency default frequency statistics used in the loss reserving process. This is part of our normal portfolio reserve process which we perform during the third quarter of every year.

Losses and LAE were $10.3 million and $(66.9) million for Nine Months 2006 and Nine Months 2005, respectively. In addition to Third Quarter 2006 results, loss and loss adjustment expenses increased due to a $5.4 million addition to loss reserves of which $3.8 million related to a rating downgrade of a European infrastructure  transaction and $1.6 million related to the rating downgrade of various credits and  a $2.5 million case reserve addition due to a U.S. public infrastructure transaction. Nine Months 2005 includes $(71.0) million in loss recoveries resulting from reinsurance of financial guaranty policies that insured certain investments in securities issued by entities related to CFS.

Profit commission expense was $0.7 million in Third Quarter 2006 compared to $1.1 million in Third Quarter 2005, and $2.2 million in Nine Months 2006 compared with $3.4 million in Nine Months 2005.  The decrease in profit commission expense in Third Quarter 2006 compared to Third Quarter 2005 and in Nine Months 2006 compared with Nine Months 2005 corresponds with a decrease in net earned premium from a treaty which has a profit commission component.

For Third Quarter 2006 and Third Quarter 2005, acquisition costs incurred were $8.9 million and $11.0 million, respectively, while acquisition costs incurred were $26.1 million for Nine Months 2006 compared with $28.6 million for Nine Months 2005. The changes in acquisition costs incurred over the periods are directly related to the changes in net earned premium.

Operating expenses for Third Quarter 2006 and Third Quarter 2005 were $3.9 million and $2.9 million, respectively.  Operating expenses for Nine Months 2006 were $10.7 million, compared with $10.4 million for Nine Months 2005. During 2006 the Company implemented a new operating expense allocation methodology to more closely allocate expenses to the individual operating segments. This new methodology was based on a comprehensive study and is based on departmental time estimates and headcount. 2005 amounts have been reclassified to show this new methodology on a comparative basis. The increase in operating expenses for the three- and nine-month periods ended September 30, 2006, compared with the three- and nine-month periods ended September 30, 2005 is attributable to increased salaries due to staffing additions and merit increases and employee related benefits, including the expensing of stock options.

Mortgage Guaranty Segment

Mortgage guaranty insurance provides protection to mortgage lending institutions against the default of borrowers on mortgage loans that, at the time of the advance, had a loan-to-value ratio in excess of a specified ratio. We primarily function as a reinsurer in this industry and assume all or a portion of the risks undertaken by primary mortgage insurers.

The table below summarizes the financial results of our mortgage guaranty segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	($ in millions)
Gross written premiums	$1.9	$1.7	$5.7	$23.0
Net written premiums	1.9	1.7	5.7	23.0
Net earned premiums	4.9	4.3	12.7	14.0
Loss and loss adjustment expenses	0.4	0.3	0.6	0.5
Profit commission expense	0.9	0.9	2.5	2.9
Acquisition costs	0.3	0.4	0.9	1.5
Operating expenses	0.4	0.3	1.0	0.9
Underwriting gain	$2.9	$2.4	$7.7	$8.2

Loss and loss adjustment expense ratio	8.2%	6.9%	4.7%	3.5%
Expense ratio	31.9%	37.5%	34.8%	37.9%
Combined ratio	40.1%	44.4%	39.5%	41.4%

Gross written premiums for Third Quarter 2006 and Nine Months 2006 were $1.9 million and $5.7 million, respectively, compared with $1.7 million and $23.0 million for the comparable periods in 2005. Third Quarter 2005 gross written premiums are reduced by $0.4 million of return premium, as the original deposit premium collected on a specific deal was greater than actual results under the contract.  In addition, the run-off of our quota share treaty business, continues to have a decreasing effect on gross written premiums. The decrease in gross written premiums for Nine Months 2006 compared with Nine Months 2005 is primarily related to a single transaction executed in First Quarter 2005 which contributed $16.3 million to gross written premiums.

Net written premiums for Third Quarter 2006 and Nine Months 2006 were $1.9 million and $5.7 million, respectively, compared with $1.7 million and $23.0 million for the comparable periods in 2005. This is consistent with gross written premiums, as we do not cede a significant amount of our mortgage guaranty business.

For Third Quarter 2006 and Third Quarter 2005, net earned premiums were $4.9 million and $4.3 million, respectively. For Nine Months 2006 net earned premiums were $12.7 million compared with $14.0 million for Nine Months 2005. Third Quarter 2006 and Nine Months 2006 includes $0.9 million of net earned premium from the commutation of a reinsurance agreement. Offsetting these increases in net earned premiums for both periods is the run-off of our quota share treaty business.

Loss and LAE were $0.4 million and $0.3 million for Third Quarter 2006 and Third Quarter 2005, respectively, and $0.6 million and $0.5 million for Nine Months 2006 and Nine Months 2005, respectively. During Third Quarter 2006 the Company added $0.3 million to portfolio reserves which was offset by the run-off of our quota share treaty business. During Nine Months 2005 the Company added $0.8 million to portfolio reserves which was offset by case and IBNR reserve releases of $0.3 million.

Profit commission expense for both Third Quarter 2006 and Third Quarter 2005 were $0.9 million. For Nine Months 2006 profit commission expense decreased to $2.5 million, compared with $2.9 million for Nine Months 2005. Third Quarter 2006 and Nine Months 2006 includes $0.3 million of profit commission expense due to the reinsurance agreement commutation discussed above. Excluding this profit commission expense, both Third Quarter 2006 and Nine Months 2006 decreased when compared with Third Quarter 2005 and Nine Months 2005 primarily due to the run-off of mortgage guaranty experience rated quota share treaties, which have a large profit commission component.

Acquisition costs incurred for Third Quarter 2006 and Third Quarter 2005 were $0.3 million and $0.4 million, respectively. Acquisition costs incurred for Nine Months 2006 were $0.9 million compared with $1.5 million for Nine Months 2005. Net earned premiums in 2006 included $0.9 million from the reinsurance agreement commutation discussed above, with no offsetting acquisition expenses.  Excluding the commutation, the ratio of acquisition costs incurred to net earned premiums are materially consistent period to period.

Operating expenses for Third Quarter 2006 and Third Quarter 2005 were $0.4 million and $0.3 million, respectively.  Operating expenses for Nine Months 2006 were $1.0 million, compared with $0.9 million for Nine Months 2005. During 2006 the Company implemented a new operating expense allocation methodology to more closely allocate expenses to the individual operating segments. This new methodology was based on a comprehensive study and is based on departmental time estimates and headcount. 2005 amounts have been reclassified to show this new methodology on a comparative basis. The increase in operating expenses for the three- and nine-month periods ended September 30, 2006, compared with the three- and nine-month periods ended September 30, 2005 is attributable to increased salaries due to staffing additions and merit increases and employee related benefits, including the expensing of stock options.

Other Segment

Our other segment consists of certain non-core businesses that we have exited in connection with the IPO, including, but not limited to, equity layer credit protection, trade credit reinsurance and title reinsurance.

The other segment had no earned premiums during 2006 or 2005.  However, during  Third Quarter 2006 and  Nine Months 2006, due to loss recoveries from third party litigation settlements from our exited equity layer credit protection business, the other segment generated $1.0 million and $12.3 million, respectively, of underwriting gains. Third Quarter 2005 and Nine Months 2005 had an underwriting gain of $1.3 million and $2.4 million, respectively, from loss recoveries associated with our exited equity layer credit protection business.

Liquidity and Capital Resources

Our liquidity, both on a short-term basis (for the next twelve months) and a long-term basis (beyond the next twelve months), is largely dependent upon: (1) the ability of our operating subsidiaries to pay dividends or make other payments to us, (2) external financings and (3) investment income from our invested assets. Our liquidity requirements include the payment of our operating expenses, interest on our debt, and dividends on our common shares. We may also require liquidity to make periodic capital investments in our operating subsidiaries. In the ordinary course of our business, we evaluate our liquidity needs and capital resources in light of holding company expenses, debt-related expenses and our dividend policy, as well as rating agency considerations. Based on the amount of dividends we expect to receive from our subsidiaries and the income we expect to receive from our invested assets, management believes that we will have sufficient liquidity to satisfy our needs over the next twelve months, including the ability to pay dividends on our common shares. Total cash paid in Nine Months 2006 and Nine Months 2005 for dividends to shareholders was $7.9 million, or $0.105 per common share, and $6.8 million, or $0.09 per common share, respectively. Beyond the next twelve months, the ability of our operating subsidiaries to declare and pay dividends may be influenced by a variety of factors including market conditions, insurance and rating agencies regulations and general economic conditions. Consequently, although management believes that we will continue to have sufficient liquidity to meet our debt service and other obligations over the long term, it remains possible that we may be required to seek external debt or equity financing in order to meet our operating expenses, debt service obligations or pay dividends on our common shares.

We anticipate that a major source of our liquidity, for the next twelve months and for the longer term, will be amounts paid by our operating subsidiaries as dividends. Certain of our operating subsidiaries are subject to restrictions on their ability to pay dividends. The amount available at AGC to pay dividends in 2006 with notice to, but without the prior approval of, the Maryland Insurance Commissioner is approximately $29.6 million. Dividends paid by a U.S. company to a Bermuda holding company presently are subject to a 30% withholding tax. The amount available at AG Re to pay dividends in 2006 in compliance with Bermuda law is $590.2 million, however any amount greater than $58.4 million must receive prior approval of the Bermuda Monetary Authority.

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

Net cash flows provided by operating activities were $181.6 million and $165.2 million during Nine Months 2006 and Nine Months 2005, respectively. The increase in cash flows provided by operating activities was primarily due to upfront premium received in both our financial guaranty direct and financial guaranty reinsurance segments during Second Quarter 2006 and a $12.3 million loss recovery from third party litigation settlements from our equity layer credit protection business, which was exited in connection with the IPO.

Net cash flows used in investing activities were $140.9 million and $147.1 million during Nine Months 2006 and Nine Months 2005, respectively. These investing activities consist of net purchases and sales of fixed maturity securities and short-term investments.

Net cash flows used in financing activities were $32.0 million and $27.0 million during Nine Months 2006 and Nine Months 2005, respectively.  During Nine Months 2006 we paid $7.9 million in dividends and $1.7 million, net, under our stock award plans. In addition, in April 2006, the Company repaid $2.1 million of notes outstanding and related interest to subsidiaries of ACE. These notes were assumed in connection with the IPO. During Nine Months 2005, we paid $6.8 million in dividends and $1.2 million, net, under our stock award plans.

On May 4, 2006, the Company’s Board of Directors approved a new share repurchase program for 1.0 million common shares. Share repurchases will take place at management’s discretion depending on market conditions. During Nine Months 2006, we paid $20.5 million to repurchase 0.8 million shares of our Common Stock. During Nine Months 2005 we paid $19.0 million to repurchase 1.0 million shares of our Common Stock under the Board of Directors authorized $25.0 million stock repurchase program, which was initiated in November 2004.

As of September 30, 2006 our future cash payments associated with contractual obligations pursuant to our operating leases for office space have not materially changed since December 31, 2005.

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

The $300.0 million credit facility’s financial covenants require that Assured Guaranty Ltd. (a) maintain a minimum net worth of $1.2 billion, (b) maintain an interest coverage ratio of at least 2.5:1, and (c) maintain a maximum debt-to-capital ratio of 30%. In addition, the $300.0 million credit facility requires that AGC: (x) maintain qualified statutory capital of at least 80% of its statutory capital as of the fiscal quarter prior to the closing date of the facility and (y) maintain a ratio of aggregate net par outstanding to qualified statutory capital of not more than 150:1. Furthermore, the $300.0 million credit facility contains restrictions on Assured Guaranty Ltd. and its subsidiaries, including, among other things, in respect of their ability to incur debt, permit liens, become liable in respect of guaranties, make loans or investments, pay dividends or make distributions, dissolve or become party to a merger, consolidation or acquisition, dispose of assets or enter into affiliate transactions. Most of these restrictions are subject to certain minimum thresholds and exceptions. A default by one borrower will give rise to a right of the lenders to terminate the facility and accelerate all amounts then outstanding. As of September 30, 2006 and December 31, 2005, Assured Guaranty was in compliance with all of those financial covenants.

As of September 30, 2006 and December 31, 2005, no loans were outstanding under this facility nor have there been any loan borrowings under this facility. As of September 30, 2006 and December 31, 2005, two letters of credit have been issued, both on behalf of AGRO, with an aggregate stated amount of approximately $19.2 million and $20.7 million, respectively.

On November 6, 2006, the Company, AGC, AG Re, AGRO, and AG (UK) (the “borrowers”), entered into a $300.0 million, 5-year revolving credit facility (the “Facility”) with a syndicate of banks. Borrowings by the Company, AG Re and AGRO will be limited to an aggregate principal amount at any time not to exceed $100.0 million and AG (UK) will be limited to an aggregate principal amount of $20.0 million. The Company will guarantee the obligations of AG Re and AGRO; AG Re, AGRO and Assured Guaranty Overseas U.S. Holdings Inc. will guarantee the obligations of the Company; AGC will guarantee the obligations of AG (UK). The Facility shall be available for general corporate purposes, including the issuance of letters of credit. The borrowers have the option to increase the aggregate commitments under the Facility by up to $100.0 million. Borrowings under the Facility, if any, will be charged interest, in accordance with the terms of the agreement. Covenants under this Facility are comparable to those under the $300.0 million credit facility. This Facility replaces the $300.0 million credit facility.

Non-Recourse Credit Facility

AGC is also party to a non-recourse credit facility with a syndicate of banks which provides up to $175.0 million specifically designed to provide rating agency-qualified capital to further support AGC’s claims paying resources. The facility expires in December 2010. As of September 30, 2006 and December 31, 2005, no amounts were outstanding under this facility nor have there been any borrowings under the life of this facility.

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

As of September 30, 2006 and December 31, 2005, the put option had not been exercised.

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

Investment Portfolio

Our investment portfolio consisted of $2,210.0 million of fixed maturity securities, $169.4 million of short-term investments and had a duration of 4.0 years as of September 30, 2006, compared with $2,134.0 million of fixed maturity securities, $115.8 million of short-term investments with a duration of 4.4 years as of December 31, 2005. Our fixed maturity securities are designated as available-for-sale in accordance with FAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”). Fixed maturity securities are reported at their fair value in accordance with FAS 115, and the change in fair value is reported as part of accumulated other comprehensive income. If we believe the decline in fair value is “other than temporary,” we write down the carrying value of the investment and record a realized loss in our statement of operations.

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

The following table summarizes the ratings distributions of our investment portfolio as of September 30, 2006 and December 31, 2005. Ratings are represented by the lower of the Moody’s and S&P classifications.

	As of September 30, 2006	As of December 31, 2005

AAA or equivalent	82.2%	84.9%
AA	12.9%	10.7%
A	4.9%	4.4%
Total	100.0%	100.0%

As of September 30, 2006 and December 31, 2005, our investment portfolio did not contain any securities that were not rated or rated below investment grade.

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

Under agreements with our cedants and in accordance with statutory requirements, we maintain fixed maturity securities in trust accounts for the benefit of reinsured companies and for the protection of policyholders, generally in states where we or our subsidiaries, as applicable, are not licensed or accredited. The carrying value of such restricted balances as of September 30, 2006 and December 31, 2005 was $510.4 million and $552.8 million, respectively.

Under certain derivative contracts, we are required to post eligible securities as collateral, generally cash or U.S. government or agency securities. The need to post collateral under these transactions is generally based on marked to market valuations in excess of contractual thresholds. The fair market values of our pledged securities totaled $1.7 million as of September 30, 2006 and $1.8 million as of December 31, 2005.

Recent Accounting Pronouncements

In February 2006, the FASB issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“FAS 155”) which amends FAS 133 and FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”), and addresses issues raised in FAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” The primary objectives of FAS 155 are: (i) with respect to FAS 133, to address the accounting for beneficial interests in securitized financial assets and (ii) with respect to FAS 140, eliminate a restriction on the passive derivative instruments that a  qualifying special purpose entity may hold. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of FAS 155 is not expected to have a material impact on the Company’s operating results or financial condition.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is assessing FIN 48 and is determining the impact that the adoption of FIN 48 will have on its results of operations or financial position.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, FAS 157 does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company plans to adopt FAS 157 beginning in the first quarter of 2008. The Company is currently evaluating the impact, if any, the adoption of FAS 157 will have on its results of operations or financial position.

In October 2006, the FASB issued FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88,106 and 132(R)” (“FAS 158”). FAS 158 represents the completion of the first phase in the FASB’s postretirement benefits accounting project. FAS 158 is effective for fiscal years ending after December 15, 2006, for public entities, and at the end of fiscal years ending after June 15, 2007, for all other entities.  Since the Company has no defined benefit pension or other postretirement plans, FAS 158 will have no impact on the Company’s results of operations or financial position.

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

In April 2005, Assured Guaranty Corp. (“AGC”) received a Notice of Order to Preserve (“Order”) from the Office of the Commissioner of Insurance, State of Georgia (“Commissioner”). The Order was directed to “ACE Limited, and all affiliates” and requires the preservation of documents and other items related to “finite insurance” and a broad group of other insurance and reinsurance agreements. Also in April 2005, AGC, and numerous other insurers, received a subpoena from the Commissioner related to the “initial phase” of the Commissioner’s investigation into “finite-risk” transactions. The subpoena requested information on AGC’s assumed and ceded reinsurance contracts in force during 2004. AGC provided the required information in response to the subpoena in January 2006 and has not been asked by the Commissioner for any further information.

During 2006, the Company’s wholly owned subsidiary, Assured Guaranty Re Overseas Ltd. (“AGRO”), and a number of other parties, completed various settlements with defendants in the In re: National Century Financial Enterprises Inc. Investment Litigation now pending in the United States District Court for the Southern District of Ohio - Eastern District. AGRO received approximately $12.3 million (pre-tax) in Nine Months 2006, from the settlements. AGRO originally paid claims in 2003 of approximately $41.7 million (pre-tax) related to National Century Financial Enterprises Inc. To date, including the settlements described above, the Company has recovered $17.6 million (pre-tax). These are a partial settlement of the litigation, and the litigation will continue against other parties.

Item 1A – Risk Factors

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer’s Purchases of Equity Securities

On May 4, 2006, the Company’s Board of Directors approved a new 1.0 million share repurchase program. Share repurchases will take place at management’s discretion depending on market conditions. The following table reflects purchases made by the Company during the three months ended September 30, 2006.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Number of Shares that May Yet Be Purchased Under the Program

July 1 – July 31	271	(1)	$25.58	—	306,004
August 1 – August 31	139,514	(2)	$24.89	134,544	171,460
September 1 – September 30	127	(3)	$26.44	—	171,460
Total	139,912		$24.90	134,514

(1)             271 shares were repurchased from employees in connection with the payment of withholding taxes due in connection with the vesting of restricted stock awards.

(2)             4,970 shares were repurchased from employees in connection with the payment of withholding taxes due in connection with the vesting of restricted stock awards.

(3)             127 shares were repurchased from employees in connection with the payment of withholding taxes due in connection with the vesting of restricted stock awards.

Items 3, 4 and 5 are omitted either because they are inapplicable or because the answer to such question is negative.

Item 6 - Exhibits

See Exhibit Index for a list of exhibits filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Assured Guaranty Ltd. (Registrant)

Dated: November 7, 2006	By:	/S/ Robert B. Mills

Robert B. Mills Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Employment agreement dated as of October 5, 2006, between Assured Guaranty Ltd., Assured Guaranty Corp. and Robert Bailenson*

31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Assured Guaranty Corp.’s Consolidated Unaudited Financial Statements as of September 30, 2006 and December 31, 2005 and for the Three and Nine Months Ended September 30, 2006 and 2005

* Management contract or compensatory plan