Form 10-K
period 2006-12-31
ASSURED GUARANTY LTD
filed 2007-02-28
CIK 1273813

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                               ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                  ..

Commission File Number 001-32141

Assured Guaranty Ltd.

(Exact name of Registrant as specified in its charter)

Bermuda	98-0429991
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
30 Woodbourne Avenue Hamilton HM 08 Bermuda (441) 299-9375
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of the close of business on June 30, 2006 was $1,188,474,952 (based upon the closing price of the Registrant’s shares of the New York Stock Exchange on that date, which was $25.37). For purposes of this information, the outstanding shares of Common Stock which were owned by all directors and executive officers of the Registrant and by ACE Limited were deemed to be shares of Common Stock held by affiliates.

As of February 22, 2007, 67,637,942 shares of Common Stock, par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of Registrant’s definitive proxy statement relating to its Annual General Meeting of Shareholders are incorporated by reference to Part III of this report.

FORWARD-LOOKING STATEMENTS

Some of the statements under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-K may include forward looking statements which reflect our current views with respect to future events and financial performance. These statements include forward looking statements both with respect to us specifically and the insurance and reinsurance industries in general. Statements which include the words “expect,” “intend,” “plan,” “believe,” “project,” “anticipate,” “may,” “will,” “continue,” “further,” “seek,” and similar words or statements of a future or forward looking nature identify forward looking statements for purposes of the federal securities laws or otherwise.

All forward looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include the following:

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

The foregoing review of important factors should not be construed as exhaustive, and should be read in conjunction with the other cautionary statements that are included in this Form 10-K. We undertake no obligation to update publicly or review any forward looking statement, whether as a result of new information, future developments or otherwise.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward looking statements you read in this Form 10-K reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity.

For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

i

PART I

ITEM 1.                BUSINESS

Overview

Assured Guaranty Ltd. (hereafter “Assured Guaranty,” “we,” “us,” “our” or the “Company”) is a Bermuda based holding company that provides, through its operating subsidiaries, credit enhancement products to the public finance, structured finance and mortgage markets. Credit enhancement products are financial guaranty or other types of financial support, including credit derivatives, that improve the credit of underlying debt obligations. A derivative is a financial instrument whose characteristics and value depend upon the characteristics and value of an underlying security or commodity. We apply our credit expertise, risk management skills and capital markets experience to develop insurance, reinsurance and derivative products that meet the credit enhancement needs of our customers. We market our products directly and through financial institutions, serving the U.S. and international markets.

Assured Guaranty Ltd. was incorporated in Bermuda in August 2003. We operate through wholly owned subsidiaries including Assured Guaranty US Holdings Inc., Assured Guaranty Re Ltd. (“AG Re”), and Assured Guaranty Finance Overseas Ltd. (“AGFOL”). Our principal operating subsidiaries are Assured Guaranty Corp. (“AGC”) and AG Re.

•       Assured Guaranty US Holdings Inc., a Delaware holding company, owns 100% of AG Financial Products Inc., a Delaware corporation, and AGC. AGC, a Maryland-domiciled insurance company, was organized in 1985 and commenced operations in January 1988. It provides insurance and reinsurance of investment-grade financial guaranty exposures and credit default swap transactions. In December 2006, Assured Value Insurance Company, a Maryland domiciled insurance company and former AGC subsidiary, merged into AGC. AGC owns 100% of Assured Guaranty (UK) Ltd., a United Kingdom (“UK”) incorporated company licensed as a UK insurance company.

•       AG Re is incorporated under the laws of Bermuda and is licensed as a Class 3 Insurer and a Long-Term Insurer under the Insurance Act 1978 and related regulations of Bermuda. AG Re owns Assured Guaranty Overseas US Holdings Inc., a Delaware corporation, which owns the entire share capital of a Bermuda reinsurer, Assured Guaranty Re Overseas Ltd. (“AGRO”). AGRO, in turn, owns Assured Guaranty Mortgage Insurance Company (“Assured Guaranty Mortgage”), a New York corporation. AG Re and AGRO underwrite financial guaranty and residential mortgage reinsurance. AG Re and AGRO write business as direct reinsurers of third-party primary insurers and as reinsurers/retrocessionaires of certain affiliated companies and also provide portfolio credit default swaps, where the counterparty is usually an investment bank. Under a reinsurance agreement, the reinsurer, in consideration of a premium paid to it, agrees to indemnify another insurer, called the ceding company, for part or all of the liability of the ceding company under one or more insurance policies that the ceding company has issued.

•       AGFOL, based in the UK, is regulated by the Financial Services Authority as an Arranger that markets and sources derivative transactions. AGFOL does not take risk in the transactions it arranges or places, and may not hold funds on behalf of its customers.

Our Operating Segments

Our financial results include four principal business segments: financial guaranty direct, financial guaranty reinsurance, mortgage guaranty and other. We primarily conduct our business in the United States, Bermuda and the European community. The following table sets forth our gross written premiums by segment for the periods presented:

Gross Written Premiums By Segment

	Year Ended December 31,
	2006	2005	2004
	($ in millions)
Financial guaranty direct:
Structured finance	$88.8	$75.1	$74.9
Public finance	100.4	21.1	5.9
Total financial guaranty direct	189.2	96.2	80.8
Financial guaranty reinsurance:
Structured finance	31.7	35.1	41.4
Public finance	92.2	62.9	118.9
Total financial guaranty reinsurance	123.9	98.0	160.3
Mortgage guaranty	8.4	25.7	24.4
Total financial guaranty gross written premiums	321.6	219.9	265.5
Other	4.1	32.2	(74.6)
Total	$325.7	$252.1	$190.9

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

Structured Finance—Structured finance obligations are generally backed by pools of assets, such as residential mortgage loans, consumer or trade receivables, securities or other assets having an ascertainable cash flow or market value, which are generally held by a special purpose issuing entity. Structured finance obligations can be “funded” or “synthetic.” Funded structured finance obligations generally have the benefit of one or more forms of credit enhancement, such as over-collateralization and excess cash flow, to cover credit risks associated with the related assets. Synthetic structured finance obligations generally take the form of credit derivatives or credit linked notes that reference a pool of securities or loans, with a defined deductible to cover credit risks associated with the referenced securities or loans.

Public Finance—Public finance obligations consist primarily of debt obligations issued by or on behalf of states or their political subdivisions (counties, cities, towns and villages, utility districts, public universities and hospitals, public housing and transportation authorities), other public and quasi public entities (including non-U.S. sovereigns and subdivisions thereof), private universities and hospitals, and investor owned utilities. These obligations generally are supported by the taxing authority of the issuer, the issuer’s or underlying obligor’s ability to collect fees or assessments for certain projects or public services or revenues from operations. This market also includes project finance obligations, as well as other structured obligations supporting infrastructure and other public works projects.

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

Financial Guaranty Portfolio

The principal types of obligations covered on a global basis by our financial guaranty direct and our financial guaranty reinsurance businesses are structured finance and public finance obligations. Because both businesses involve similar risks, we analyze and monitor our financial guaranty direct portfolio and our financial guaranty reinsurance portfolio on a unified process and procedure basis. In the tables that follow, our reinsurance par outstanding on treaty business is reported on a one-quarter lag due to the timing of receipt of reports prepared by our ceding companies. Our 2006 reinsurance par outstanding on facultative business is reported on a current quarter basis while 2005 and 2004 are reported on a one-quarter lag. The following table sets forth our financial guaranty net par outstanding by product line:

Net Par Outstanding By Product Line

	As of December 31,
	2006	2005	2004
	($ in billions)
Structured Finance:
Direct	$55.7	$33.9	$28.4
Reinsurance	10.0	12.9	12.7
Total structured finance	65.7	46.8	41.1
Public Finance:
Direct	12.1	4.4	3.2
Reinsurance	54.5	51.3	51.3
Total public finance	66.6	55.7	54.5
Total net par outstanding	$132.3	$102.5	$95.6

Structured Finance Obligations—We insure and reinsure a number of different types of structured finance obligations, including the following:

Collateralized Debt Obligations—These include securities primarily backed by pooled corporate debt obligations, such as corporate bonds, bank loans or loan participations, asset backed securities, residential and commercial mortgage-backed securities and trust preferred securities. These securities are often issued in “tranches,” with subordinated tranches providing credit support to the more senior tranches. Our financial guaranty exposures generally are to the more senior tranches of these issues. Prior to 2004 we also wrote equity layer credit protection on CDOs; these exposures are reported in our other segment.

Mortgage-Backed and Home Equity—These include obligations backed by closed-end first mortgage loans and closed- and open-end second mortgage loans or home equity loans on one-to-four family residential properties, including condominiums and cooperative apartments. The majority of our insured U.S. residential mortgage loan pools tend to be in the “sub-prime” sector, characterized by lower quality borrowers and higher levels of structural credit protection through subordination and/or excess spread.

Commercial Receivables—These include obligations backed by commercial mortgages, equipment leases, business loans and trade receivables. Credit support is derived from the cash flows generated by the underlying obligations, as well as property or equipment values as applicable. Additional credit protection for our exposure may be in the form of over-collateralization, excess spread, cash reserves, first loss letters of credit, subordinated securities or a combination of the foregoing. The properties backing commercial real estate backed obligations include hotel properties, office buildings and warehouse properties.

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

The following table sets forth our structured finance direct and reinsurance gross par written by asset type (stated as a percentage of total structured finance direct and reinsurance gross par) for the periods presented:

Structured Finance Gross Par Written by Asset Type

	Year Ended December 31,
	2006	2005	2004
	($ in billions)
Collateralized debt obligations	46.5%	50.0%	20.9%
Mortgage-backed and home equity	25.4%	30.8%	63.4%
Commercial receivables	15.8%	8.2%	6.5%
Consumer receivables	4.7%	2.5%	5.3%
Other structured finance	7.6%	8.5%	3.9%
Total	100.0%	100.0%	100.0%
Total structured finance gross par written	$35.4	$19.1	$15.2

The following table sets forth our structured finance direct and reinsurance net par outstanding by asset type (stated as a percentage of total structured finance direct and reinsurance net par outstanding) as of the dates indicated:

Structured Finance Net Par Outstanding by Asset Type

	As of December 31,
	2006	2005	2004
	($ in billions)
Collateralized debt obligations	47.3%	49.2%	42.0%
Mortgage-backed and home equity	24.9%	25.6%	29.0%
Commercial receivables	15.3%	11.5%	11.7%
Consumer receivables	4.2%	5.5%	8.4%
Other structured finance	8.3%	8.2%	8.9%
Total	100.0%	100.0%	100.0%
Total structured finance par outstanding	$65.7	$46.8	$41.1

The table below shows our ten largest financial guaranty structured finance direct and reinsurance exposures by revenue source as a percentage of total financial guaranty net par outstanding as of December 31, 2006:

Ten Largest Structured Finance Exposures

	Net Par Outstanding	Percent of Total Net Par Outstanding	Internal Rating(1)
	($ in millions)
Private-Mortgage Backed Securities	$1,501	1.1%	AAA
Paragon Mortgages (No.13) Plc*	1,376	1.0%	AAA
Graphite Mortgages Plc 2005-2*	1,238	0.9%	AAA
Field Point III & IV, Limited*	924	0.7%	AA-
Structured Finance Corporate Pool	914	0.7%	AAA
Synthetic CDO—IG Corporate	740	0.6%	AAA
Sandelman Finance 2006-1 Limited*	723	0.5%	AA
Private CDO	710	0.5%	AAA
Nemus Funding No. 1 Plc*	701	0.5%	AAA
Private-CDO	658	0.5%	AAA
Total of top ten exposures	$9,485	7.0%

(1)          These ratings represent our internal assessment of the underlying credit quality of the insured obligations. Our scale is comparable to that of the nationally recognized rating agencies.

*                    Public transaction

Public Finance Obligations—We insure and reinsure a number of different types of public obligations, including the following:

International Infrastructure—These include obligations issued by a variety of entities engaged in the financing of international infrastructure projects, such as roads, airports, ports, social infrastructure, electric, water and gas utilities and other physical assets delivering essential services supported either by long-term concession arrangements with a public sector entity or a regulatory regime. The majority of our international infrastructure business is conducted in the UK.

Investor-Owned Utility Bonds—These include obligations primarily backed by investor-owned utilities, first mortgage bond obligations of for-profit electric or water utilities providing retail, industrial and commercial service, and also include sale-leaseback obligation bonds supported by such entities.

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

Municipal Utility Bonds—These include the obligations of all forms of municipal utilities, including electric, water and sewer utilities and resource recovery revenue bonds. These utilities may be organized in various forms, including municipal enterprise systems, authorities or joint action agencies.

Transportation Bonds—These include a wide variety of revenue-supported bonds, such as bonds for airports, ports, tunnels, municipal parking facilities, toll roads and toll bridges.

Higher Education Bonds—These include obligations secured by revenue collected by either public or private secondary schools, colleges and universities. Such revenue can encompass all of an institution’s revenue, including tuition and fees, or in other cases, can be specifically restricted to certain auxiliary sources of revenue.

Housing Revenue Bonds—These include obligations relating to both single and multi family housing, issued by states and localities, supported by cash flow and, in some cases, insurance from such entities as the Federal Housing Administration.

Other Public Bonds—These include other debt issued, guaranteed or otherwise supported by U.S. national or local governmental authorities, as well as student loans, revenue bonds, and obligations of some not-for-profit organizations. Also included in this category are international public obligations, including the obligations of sovereign and sub-sovereign non-U.S. issuers, project finance transactions involving projects leased to or supported by payments from non-U.S. governmental or quasi governmental entities, as well as other obligations having international aspects, but which otherwise would fall within the other described categories.

The following table sets forth our public finance direct and reinsurance gross par written by bond type (stated as a percentage of total public finance direct and reinsurance gross par written) for the years presented:

Public Finance Gross Par Written by Asset Type

	Year Ended December 31,
	2006	2005	2004
	($ in billions)
International infrastructure	35.0%	11.8%	8.3%
Investor-owned utilities	19.4%	3.0%	3.2%
General obligation	14.6%	22.1%	17.4%
Tax-backed	13.1%	26.9%	22.2%
Healthcare	8.9%	2.5%	15.4%
Municipal utilities	4.8%	8.3%	12.4%
Transportation	2.4%	14.4%	2.4%
Higher education	1.3%	4.5%	2.0%
Housing	0.2%	1.2%	2.4%
Other public finance	0.3%	5.3%	14.3%
Total	100.0%	100.0%	100.0%
Total public finance gross par written	$15.4	$7.2	$8.2

The following table sets forth our public finance direct and reinsurance net par outstanding by bond type (stated as a percentage of total public finance direct and reinsurance net par outstanding) as of the dates indicated:

Public Finance Net Par Outstanding by Asset Type

	As of December 31,
	2006	2005	2004
	($ in billions)
General obligation	20.3%	21.5%	21.8%
Tax-backed	18.2%	19.2%	18.5%
Municipal utilities	14.6%	18.6%	19.7%
International infrastructure	12.4%	6.5%	2.7%
Healthcare	9.9%	10.8%	11.5%
Investor-owned utilities	9.6%	2.6%	2.4%
Transportation	9.5%	11.5%	10.9%
Higher education	1.9%	2.1%	1.7%
Housing	1.6%	2.1%	2.1%
Structured municipal	0.9%	1.5%	2.5%
Other public finance	1.1%	3.6%	6.2%
Total	100.0%	100.0%	100.0%
Total public finance net par outstanding	$66.6	$55.7	$54.5

The table below shows our ten largest financial guaranty public finance direct and reinsurance exposures by revenue source as a percentage of total financial guaranty net par outstanding as of December 31, 2006:

Ten Largest Public Finance Exposures

	Net Par Outstanding	Percent of Total Net Par Outstanding	Internal Rating(1)
	($ in millions)
Epic II	$1,065	0.8%	AAA
International Infrastructure Transaction Pool	993	0.8%	AAA
International Infrastructure Transaction Pool	955	0.7%	AAA
International Infrastructure Transaction Pool	927	0.7%	AAA
California State General Obligation & Leases	838	0.6%	A
New York City General Obligation	685	0.5%	A+
Stichting Profile Securitisation I	677	0.5%	AAA
Long Island Power Authority	670	0.5%	A-
New Jersey State General Obligation & Leases	662	0.5%	AA-
Washington State General Obligation	640	0.5%	AA
Total of top ten exposures	$8,112	6.1%

(1)          These ratings represent our internal assessment of the underlying credit quality of the insured obligations. Our scale is comparable to that of the nationally recognized rating agencies.

Financial Guaranty Portfolio by Internal Rating

The following table sets forth our financial guaranty portfolio as of December 31, 2006 by internal rating:

Financial Guaranty Portfolio by Internal Rating

Rating Category(1)	Net Par Outstanding	Percent of Total Net Par Outstanding
	($ in billions)
AAA	$57.0	43.1%
AA	23.0	17.4%
A	32.8	24.9%
BBB	18.2	13.7%
Below investment grade	1.3	0.9%
Total	$132.3	100.0%

(1)          These ratings represent our internal assessment of the underlying credit quality of the insured obligations. Our scale is comparable to that of the nationally recognized rating agencies.

Financial Guaranty Portfolio by Geographic Area

The following table sets forth the geographic distribution of our financial guaranty portfolio as of December 31, 2006:

Financial Guaranty Portfolio by Geographic Area

	Net Par Outstanding	Percent of Total Net Par Outstanding
	($ in billions)
United States:
California	$7.6	5.7%
New York	5.9	4.4%
Texas	3.2	2.4%
Illinois	3.0	2.3%
Florida	2.8	2.1%
Massachusetts	2.6	2.0%
Pennsylvania	2.1	1.6%
Washington	2.0	1.5%
New Jersey	2.0	1.5%
Puerto Rico	1.7	1.3%
Other states	19.4	14.7%
Mortgage and structured (multiple states)	51.6	39.0%
Total U.S.	103.9	78.5%
International	28.4	21.5%
Total	$132.3	100.0%

Financial Guaranty Portfolio by Issue Size

We seek broad coverage of the market by insuring and reinsuring small and large issues alike. The following table sets forth the distribution of our portfolio as of December 31, 2006 by original size of our exposure:

Financial Guaranty Portfolio by Issue Size

Original Par Amount Per Issue	Number of Issues	Percent of Total Number of Issues	Net Par Outstanding	% of Total Net Par Outstanding
	($ in billions)
Less than $10.0 million	7,690	73.9%	$7.4	5.6%
$10.0 through $24.9 million	1,100	10.6%	11.7	8.9%
$25.0 through $49.9 million	610	5.9%	14.5	10.9%
$50.0 million and above	1,001	9.6%	98.7	74.6%
Total	10,401	100.0%	$132.3	100.0%

Financial Guaranty Portfolio by Source

The following table sets forth our financial guaranty portfolio for and as of the year ended December 31, 2006 by source:

Financial Guaranty Portfolio by Source

	Gross Par Written	Gross Par In Force
	($ in billions)
Direct	$41.7	$68.4
Reinsurance:
Financial Security Assurance Inc	3.9	27.9
Ambac Assurance Corporation	1.9	12.1
Financial Guaranty Insurance Company	2.4	10.5
MBIA Insurance Corporation	—	12.2
Other ceding companies	0.9	2.2
Total	$50.9	$133.3

Mortgage Guaranty Insurance/Reinsurance

Mortgage guaranty insurance is a specialized class of credit insurance that provides protection to mortgage lending institutions against the default of borrowers on mortgage loans that, at the time of the advance, had a loan-to-value (“LTV”) in excess of a specified ratio. In the United States, governmental agencies and private mortgage guaranty insurance compete in this market, while some lending institutions choose to self insure against the risk of loss on high LTV mortgage loans.

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

Mortgage guaranty reinsurance comprises the bulk of our in force mortgage business. We have provided reinsurance of primary mortgage insurance and pool insurance in the United States on a quota share and excess of loss basis. Quota share reinsurance describes all forms of reinsurance in which the reinsurer shares in a proportional part of the original premiums and losses of the business ceded by the primary company (subject to a ceding commission). Excess of loss reinsurance refers to reinsurance which indemnifies the ceding company for that portion of the loss that exceeds an agreed upon “retention.” There has been a decrease in demand for our quota share mortgage guaranty reinsurance products over the last five years, as primary mortgage insurers have expanded their capital bases.

We have been a leading provider of excess of loss reinsurance to lender captives and third party insurers in the United Kingdom. There is not a consistent demand for mortgage insurance guaranty (“MIG”) reinsurance in the United Kingdom although business opportunities may arise from time to time. We have entered into multi year reinsurance arrangements with several lenders and third party insurers.

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

Mortgage Portfolio

The following table sets forth our mortgage insurance and reinsurance risk in force by geographic region as of December 31, 2006:

Mortgage Guaranty Risk In Force By Geographic Region

	Risk In Force	Percent
	($ in millions)
United Kingdom	$1,300.1	71.4%
Ireland	395.2	21.7%
United States	98.3	5.4%
Australia	28.2	1.5%
Total	$1,821.8	100.0%

The following table sets forth our mortgage guaranty risk in force by treaty type as of December 31, 2006:

Mortgage Guaranty Risk In Force By Treaty Type

	Risk In Force	Percent
	($ in millions)
Excess of loss	$1,818.5	99.8%
Quota share	3.3	0.2%
Total	$1,821.8	100.0%

Other

We have participated in several lines of business that are reflected in our historical financial statements, but that we have exited, including equity layer credit protection, trade credit reinsurance, title reinsurance, and auto residual value reinsurance.

Our equity layer credit protection business generally consisted of first loss and mezzanine layer participations in credit derivatives or total rate of return swaps written on portfolios of primarily investment grade corporate credits and highly rated classes of structured securities. We stopped writing new business in this line in early 2003. We have terminated all of these transactions during 2003 and 2004.

Trade credit insurance protects sellers of goods and services from the risk of non-payment of trade receivables. We participated in this market as a reinsurer. We ceased writing new trade credit business during 2004. All of our trade credit business was either retroceded or novated to a subsidiary of ACE Limited (“ACE”), our former parent, effective April 1, 2004.

We had offered title reinsurance products derived from excess of loss and quota share reinsurance products, on both a treaty and facultative basis, in the United States. ACE Capital Title Reinsurance Company, the company through which we had written U.S. title reinsurance business, was sold to ACE in April 2004.

Auto residual value reinsurance protects automobile lessors and balloon note lenders against the risk that the actual value of an automobile at lease end or loan maturity will be less than the projected residual value of the automobile. We stopped writing new business in this line in 2001. All of this business was either retroceded to a subsidiary of ACE or commuted effective April 1, 2004.

Underwriting

The underwriting, operations and risk management guidelines, policies and procedures of our insurance and reinsurance subsidiaries are tailored to their respective businesses, providing multiple levels of credit review and analysis.

Exposure limits and underwriting criteria are established, as appropriate, for sectors, countries, single risks and in the case of structured finance obligations, servicers. Single risk limits are established in relation to the Company’s capital base and are based on our assessment of potential severity of loss as well as other factors. Sector limits are based on our assessment of intra sector correlation, as well as other factors. Country limits are based on long term foreign currency ratings, history of political stability, size and stability of the economy and other factors.

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

Underwriting Procedures

The Risk Oversight Committee of the Board of Directors oversees our credit underwriting process. Subject to limits established by the Risk Oversight Committee, the Portfolio Risk Management Committee implements specific underwriting procedures and limits for the Company. The Portfolio Risk Management Committee also allocates underwriting capacity among the Company’s subsidiaries. The Portfolio Risk Management Committee focuses on the measurement and management of credit, market and liquidity risk for the overall company and its main operating subsidiaries. It has established and maintains underwriting limits, policies and procedures and meets at least quarterly to review and set policy. Each insurance, facultative reinsurance and credit derivative transaction after passing an initial assessment intended to consider the desirability of the proposed exposure, is assigned to a team including relevant underwriting and legal personnel. Finance personnel review the proposed exposure for compliance with applicable accounting standards and investment guidelines. The team reviews the structure of the transaction, and the underwriter reviews credit issues pertinent to the particular line of business. In our structured financial guaranty and mortgage guaranty lines, underwriters generally apply computer models to stress cash flows in their assessment of the risk inherent in a particular transaction. For reinsurance transactions, stress model results may be provided by the primary insurer. Stress models may also be developed internally by our underwriting department and reflect both empirical research as well as information gathered from third parties, such as rating agencies, investment banks or servicers. Where warranted to assess a particular credit risk properly, we may perform a due diligence review in connection with a transaction. A due diligence review may include, among other things, meetings with issuer management, review of underwriting and operational procedures, file reviews, and review of financial procedures and computer systems. The structure of a transaction is also scrutinized from a legal perspective by in house and, where appropriate, external counsel, and specialty legal expertise is consulted when our legal staff deems it appropriate.

Upon completion of underwriting analysis, the underwriter prepares a formal credit report that is submitted to an underwriting committee for review. In the vast majority of cases, an oral presentation is made to the committee, followed by questions from committee members and discussion among the committee members and the underwriters. In some cases, additional information may be presented at the meeting or required to be submitted prior to approval. Signatures of committee members are received and any further requirements, such as specific terms or evidence of due diligence, is noted. At the discretion of the Chief Credit Officer, for submissions that are of a relatively low-risk nature or where the transaction is substantially similar to others that have been submitted in the past, a formal meeting may be foregone. A formal submission and signatures of the committee members are required whether a formal meeting is held or not. U.S. direct business is submitted to AGC’s Credit Committee, which consists of senior professionals including underwriting officers, the President and Chief Credit Officer and other senior officers of AGC. Certain public finance and residential mortgage-backed securities transactions that meet specific criteria with respect to size, rating and type of risk, may be eligible for an expedited approval process, in which the submission may be approved by two of four designated senior officers of AGC, one of whom must be either the President or Chief Credit Officer.   Transactions submitted by Assured Guaranty (UK) Ltd. must be approved by Assured Guaranty (UK) Ltd.’s Underwriting Committee, consisting of senior officers of Assured Guaranty (UK) Ltd., and a further to Supervisory Underwriting Committee containing AGC Credit Committee. Transactions submitted for execution in AGRO must be recommended by the AG Intermediary Credit Committee, consisting substantially of senior officers of

AGC including the President and Chief Credit Officer, and approved by AGRO’s underwriting managers in Bermuda. Transactions submitted for approval within AG Re must be approved by the AG Re Underwriting Committee, containing senior officers of AG Re, including the President and Chief Operating Officer. Certain transactions submitted for approval within AG Re that meet specific criteria with respect to size, rating and type of risk, require further approval of one of four designated officers of Assured Guaranty Ltd.

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

Risk Management

The Risk Oversight and Audit Committee of the Board of Directors oversees our risk management policies and procedures. Within the limits established by the board committees, specific risk policies and limits are set by the Portfolio Risk Management Committee, which includes members of senior management and senior Credit and Surveillance officers. As part of its risk management strategy, the Company may seek to obtain third party reinsurance or retrocessions and may also periodically enter into other arrangements to alleviate all or a portion of this risk.

Our Risk Management and Surveillance personnel are responsible for monitoring and reporting on all transactions in the insured portfolio, including exposures in both the Direct and Reinsurance segments. The primary objective of the surveillance process is to monitor trends and changes in transaction credit quality, detect any deterioration in credit quality, and take such remedial actions as may be necessary or appropriate. All transactions in the insured portfolio are risk rated, and surveillance personnel are responsible for adjusting those ratings to reflect changes in transaction credit quality. Surveillance personnel are also responsible for managing work-out and loss situations when necessary. For transactions where a loss is considered probable, surveillance personnel make recommendations on case loss reserves to a reserve committee. The reserve committee is made up of the Chief Executive Officer, Chief Financial Officer, Chief Surveillance Officer, General Counsel and Chief Accounting Officer. The reserve committee considers the recommendations of the surveillance personnel when reviewing reserve recommendations of our operating subsidiaries.

Direct Businesses

We conduct surveillance procedures to track risk aggregations and monitor performance of each risk. The review cycle and scope vary based upon transaction type and credit quality. In general, the review process includes the collection and analysis of information from various sources, including trustee and servicer reports, financial statements and reports, general industry or sector news and analyses, and rating agency reports. For Public Finance risks, the surveillance process includes monitoring general economic trends, developments with respect to state and municipal finances, and the financial situation of the issuers. For Structured Finance transactions, the surveillance process can include monitoring transaction performance data and cash flows, compliance with transaction terms and conditions, and evaluation of servicer or collateral manager performance and financial condition. Additionally, the Company uses various quantitative tools and models to assess transaction performance and identify situations where there may have been a change in credit quality. For all transactions, surveillance activities may include discussions with or site visits to issuers, servicers or other parties to a transaction.

Reinsurance Businesses

For transactions in our Reinsurance segment, the primary insurers are responsible for conducting ongoing surveillance, and our surveillance personnel monitor the activities of the primary insurers through a variety of means, such as review of surveillance reports provided by the primary insurers, and meetings and discussions with their analysts. Our surveillance personnel take steps to ensure that the primary insurer is managing risk pursuant to the terms of the applicable reinsurance agreement. To this end, we conduct periodic reviews of ceding companies’ surveillance activities and capabilities. That process may include the review of the primary insurer’s underwriting, surveillance, and claim files for certain transactions. In the event of credit deterioration of a particular exposure, more frequent reviews of the ceding company’s risk mitigation activities are conducted. Our surveillance personnel also monitor general news and information, industry trends, and rating agency reports to help focus surveillance activities on sectors or credits of particular concern. For certain exposures, we also will undertake an independent analysis and remodeling of the transaction.

Closely Monitored Credits

Our surveillance department is responsible for monitoring our portfolio of credits and maintains a list of closely monitored credits (“CMC”). The closely monitored credits are divided into four categories: Category 1 (low priority; fundamentally sound, greater than normal risk); Category 2 (medium priority; weakening credit profile, may result in loss); Category 3 (high priority; claim/default probable, case reserve established); Category 4 (claim paid, case reserve established for future payments). The closely monitored credits include all below investment grade (“BIG”) exposures where there is a material amount of exposure (generally greater than $10.0 million) or a material risk of the Company incurring a loss greater than $0.5 million. The closely monitored credits also include investment grade (“IG”) risks where credit quality is deteriorating and where, in the view of the Company, there is significant potential that the risk quality will fall below investment grade. As of December 31, 2006, the closely monitored credits include approximately 97% of our BIG exposure, and the remaining BIG exposure of $34.4 million is distributed across 68 different credits. Other than those excluded BIG credits, credits that are not included in the closely monitored credit list are categorized as fundamentally sound risks. The following table provides financial guaranty net par outstanding by credit monitoring category as of December 31, 2006 and 2005:

	As of December 31, 2006			As of December 31, 2005
Description:	Net Par Outstanding(3)	% of Net Par Outstanding	# of Credits in Category	Net Par Outstanding(3)	% of Net Par Outstanding	# of Credits in Category
	($ in millions)
Fundamentally sound risk(1)	$130,944	99.0%		$100,951	98.6%
Closely monitored credits:
Category 1	855	0.6%	43	872	0.9%	36
Category 2	318	0.2%	13	433	0.4%	22
Category 3	123	0.1%	18	131	0.1%	15
Category 4	22	—	13	23	—	11
CMC total(2)	1,318	1.0%	87	1,459	1.4%	84
Other below investment grade risk	34	—	68	55	—	103
Total	$132,296	100.0%		$102,465	100.0%

(1)           As of December 31, 2006, Category 1 contains 6 credits with net par outstanding of $97.8 million and Category 2 contains 3 credits with net par outstanding of $9.7 million in geographic areas affected by Hurricane Katrina. As of December 31, 2005, Category 1 contains 4 credits with net par outstanding of $44.8 million and Category 2 contains 7 credits with net par outstanding of $80.6 million in geographic areas affected by Hurricane Katrina.

(2)           Percent total does not add due to rounding.

(3)           The Company’s 2006 reinsurance par outstanding on facultative business is reported on a current quarter basis while 2005 is reported on a one-quarter lag.

Losses and Reserves

Reserves for losses and loss adjustment expenses for non-derivative transactions in our financial guaranty direct, financial guaranty assumed reinsurance and mortgage guaranty business include case reserves and portfolio reserves. See the “Valuation of Derivative Financial Instruments” of the Critical Accounting Estimates section for more information on our derivative transactions. Case reserves are established when there is significant credit deterioration on specific insured obligations and the obligations are in default or default is probable, not necessarily upon non-payment of principal or interest by an insured. Case reserves represent the present value of expected future loss payments and loss adjustment expenses (“LAE”), net of estimated recoveries, but before considering ceded reinsurance. This reserving method is different from case reserves established by traditional property and casualty insurance companies, which establish case reserves upon notification of a claim and establish incurred but not reported (“IBNR”) reserves for the difference between actuarially estimated ultimate losses and recorded case reserves. Financial guaranty direct and assumed reinsurance case reserves and related salvage and subrogation, if any, are discounted at 6%, which is the approximate taxable equivalent yield on our investment portfolio in all periods presented. When the Company becomes entitled to the underlying collateral of an insured credit under salvage and subrogation rights as a result of a claim payment, it records salvage and subrogation as an asset, based on the expected level of recovery. Such amounts are included in the Company’s balance sheet within “Other assets.”

We record portfolio reserves in our financial guaranty direct, financial guaranty assumed reinsurance and mortgage guaranty business. Portfolio reserves are established with respect to the portion of our business for which case reserves have not been established. Portfolio reserves are not established for quota share mortgage insurance contract types, all of which are in run-off; rather Case and IBNR reserves have been established for these contracts.

Portfolio reserves are not established based on a specific event; rather they are calculated by aggregating the portfolio reserve calculated for each individual transaction. Individual transaction reserves are calculated on a quarterly basis by multiplying the par in-force by the product of the ultimate loss and earning factors without regard to discounting. The ultimate loss factor is defined as the frequency of loss multiplied by the severity of loss, where the frequency is defined as the probability of default for each individual issue. The earning factor is inception to date earned premium divided by the estimated ultimate written premium for each transaction. The probability of default is estimated from historical rating agency data and is based on the transaction’s credit rating, industry sector and time until maturity. The severity is defined as the complement of historical recovery/salvage rates gathered by the rating agencies of defaulting issues and is based on the industry sector.

Portfolio reserves are recorded gross of reinsurance. We have not ceded any amounts under these reinsurance contracts, as our recorded portfolio reserves have not exceeded our contractual retentions, required by said contracts.

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

We also record IBNR reserves for our mortgage guaranty and other segments. IBNR is an estimate of losses for which the insured event has occurred but the claim has not yet been reported to us. In establishing IBNR, we use traditional actuarial methods to estimate the reporting lag of such claims based on historical experience, claim reviews and information reported by ceding companies. We record IBNR for mortgage guaranty quota-share reinsurance contracts, all of which are in run-off, within our mortgage guaranty segment. We also record IBNR trade credit reinsurance within our other segment. The other segment represents lines of business we have exited or sold prior to the initial public offering (“IPO”).

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

The following table provides a reconciliation of the beginning and ending balances of reserves for losses and LAE:

	For the Years Ended December 31,
	2006	2005	2004
	(in thousands of U.S. dollars)
Balance as of January 1	$128,421	$236,202	$544,211
Less reinsurance recoverable	(12,350)	(120,220)	(122,124)
Net balance as of January 1	116,071	115,982	422,087
Transfers to case reserves from portfolio reserves	733	13,747	581
Incurred losses and loss adjustment expenses pertaining to case and IBNR reserves(1):
Current year	772	10,609	56,666
Prior years	(13,028)	(76,683)	(81,259)
	(12,256)	(66,074)	(24,593)
Transfers to case reserves from portfolio reserves	(733)	(13,747)	(581)
Incurred losses and loss adjustment expenses pertaining to portfolio reserves	5,500	(3,490)	(7,386)
Total incurred losses and loss adjustment expenses	(6,756)	(69,564)	(31,979)
Loss and loss adjustment expenses paid and recovered pertaining to:
Current year	(20)	(143)	(50,623)
Prior years(1)	355	77,340	(190,960)
	335	77,197	(241,583)
Value of reinsurance business assumed	—	—	(14,226)
Change in salvage recoverable	42	(2,497)	(11,919)
Transfer title reserves	—	—	(6,620)
Foreign exchange loss (gain) on reserves	19	(5,047)	222
Net balance as of December 31	109,711	116,071	115,982
Plus reinsurance recoverable(2)	10,889	12,350	120,220
Balance as of December 31(2)	$120,600	$128,421	$236,202

(1)          The prior year loss recovery of $0.3 million in 2006 is due to $13.5 million of net recoveries from third party litigation settlements. These recoveries were primarily offset by loss payments, of which two of the largest were made on a U.S. Infrastructure transaction and a European Infrastructure transaction. The prior year loss recovery of $77.3 million in 2005 is primarily due to $71.0 million in loss recoveries from a third party litigation settlement agreement, with two parties, relating to a reinsurance claim incurred in 1998 and 1999 as well as a $2.4 million recovery related to the equity layer credit protection business.

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

As of December 31, 2006, we had no below investment grade securities or non-rated securities in our investment portfolio. For additional information regarding our investments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Investment Portfolio.”

Prior to January 1, 2005 we had retained Lazard Freres Asset Management and Hyperion Capital Management, Inc. to manage our investment portfolio. As of January 1, 2005 this function has been placed with BlackRock Financial Management, Inc. Our investment managers have discretionary authority over our investment portfolio within the limits of our investment guidelines. We compensate each of these managers based upon a fixed percentage of the market value of our portfolio. During the years ended December 31, 2006, 2005 and 2004, we paid aggregate investment management fees of $1.8 million, $1.7 million and $1.8 million, respectively, to these managers.

Competition

Our principal competitors in the financial guaranty direct market are Ambac Assurance Corporation, Financial Guaranty Insurance Company, Financial Security Assurance Inc., MBIA Insurance Corporation, XL Capital Assurance Inc. and CDC IXIS Financial Guaranty, all of which have “AAA”, “AAA” and “Aaa” ratings from Standard & Poor’s Inc., a Division of The McGraw-Hill Companies, Inc., Fitch Ratings and Moody’s Investors Service. Banks, smaller and lower-rated financial guaranty insurance companies and multiline insurers and reinsurers also participate in the broader credit enhancement market. The principal competitive factors are: (1) premium rates; (2) conditions precedent to the issuance of a policy related to the structure and security features of a proposed bond issue; (3) the financial strength ratings of the guarantor; and (4) the quality of service and execution provided to issuers, investors and other clients of the issuer. Financial guaranty insurance also competes domestically and internationally with other forms of credit enhancement, including the use of senior and subordinated tranches of a proposed structured finance obligation and/or overcollateralization or cash collateral accounts, as well as more traditional forms of credit support.

Our principal competitors in the financial guaranty reinsurance market are Radian Reinsurance Inc., RAM Reinsurance Company Ltd., XL Financial Assurance Ltd., Channel Reinsurance Ltd. and BluePoint

Re Ltd. Competition in the financial guaranty reinsurance business is based upon many factors, including overall financial strength, pricing, service and evaluation of claims paying ability by the major rating agencies.

The U.S. private mortgage insurance industry consists of eight active mortgage guaranty insurers: CMG Mortgage Insurance Company, Genworth Mortgage Insurance Corporation, Mortgage Guaranty Insurance Company, PMI Mortgage Insurance Co., Radian Guaranty Inc., Republic Mortgage Insurance Company, Triad Mortgage Insurance Company and United Guaranty Residential Insurance Company. These mortgage guaranty insurers do not use a material amount of third party reinsurance. They do, however, employ various risk sharing arrangements with their affiliated companies. In addition, lender owned “captive” companies are a significant source of reinsurance capacity for the industry. In the United Kingdom, we face competition from affiliates of U.S. private mortgage guaranty insurers, which primarily write excess of loss reinsurance for MIG captives.

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

AGC is a Maryland domiciled insurance company licensed to write financial guaranty insurance and reinsurance (and in some states casualty, surety and other lines) in 49 U.S. states, the District of Columbia and Puerto Rico. AGC currently has a license application pending in Wisconsin. AGC is also licensed as a Class 3 insurer in Bermuda.

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

As stated above, financial examinations are conducted by the state of domicile of the insurer. The Maryland Insurance Administration conducts a periodic examination of insurance companies domiciled in Maryland every five years. During 2003, the Maryland Insurance Administration completed its field work in connection with a five-year examination of Assured Guaranty for the period from 1997 through 2001. The Report on Financial Examination, issued by the Maryland Insurance Administration on October 10, 2003 in connection with such examination, did not contain any materially adverse findings. The New York Insurance Department, the regulatory authority of the domiciliary jurisdiction of Assured Guaranty Mortgage, conducts a periodic examination of insurance companies domiciled in New York, also at five-year intervals. During 2003, the New York Insurance Department completed its field work in connection with its examination of Assured Guaranty Mortgage for the period from 1997 though 2002. The report on the examination, issued July 11, 2003 by the New York Insurance Department, does not contain any materially adverse findings. We anticipate that field work for the 2002-2006 examination period will begin in 2007.

The terms and conditions of reinsurance agreements generally are not subject to regulation by any U.S. state insurance department with respect to rates. As a practical matter, however, the rates charged by primary insurers do have an effect on the rates that can be charged by reinsurers.

State Dividend Limitations

Maryland.   One of the primary sources of cash for the payment of debt service and dividends by Assured Guaranty is the receipt of dividends from AGC. If a dividend or distribution is an “extraordinary dividend,” it must be reported to, and approved by, the Insurance Commissioner prior to payment. An “extraordinary dividend” is defined to be any dividend or distribution to stockholders, such as Assured Guaranty US Holdings Inc., which together with dividends paid during the preceding twelve months exceeds the lesser of 10% of an insurance company’s policyholders’ surplus at the preceding December 31 or 100% of AGC’s adjusted net investment income during that period. Further, an insurer may not pay any dividend or make any distribution to its shareholders unless the insurer notifies the Insurance Commissioner of the proposed payment within five business days following declaration and at least ten days before payment. The Insurance Commissioner may declare that such dividend not be paid if the Commissioner finds that the insurer’s policyholders’ surplus would be inadequate after payment of the dividend or could lead the insurer to a hazardous financial condition. AGC declared and paid dividends of $13.8 million and $4.3 million during 2006 and 2005, respectively, to Assured Guaranty US Holdings Inc. As of December 31, 2006, the maximum amount available during 2007 for the payment of dividends by AGC which would not be characterized as “extraordinary dividends” was approximately $28.6 million.

New York.   Under the New York Insurance Law, Assured Guaranty Mortgage may declare or pay any dividend only out of “earned surplus,” which is defined as that portion of the company’s surplus that represents the net earnings, gains or profits (after deduction of all losses) that have not been distributed to shareholders as dividends or transferred to stated capital, capital surplus or contingency reserves, or applied to other purposes permitted by law, but does not include unrealized appreciation of assets. Additionally, no dividend may be declared or distributed in an amount which, together with all dividends declared or distributed by it during the preceding twelve months, exceeds the lesser of 10% of Assured Guaranty Mortgage’s statutory surplus as shown on its latest statutory financial statement on file with the New York Superintendent of Insurance, or 100% of Assured Guaranty Mortgage’s adjusted net investment income during that period, unless, upon prior application, the Superintendent approves a greater dividend or distribution after finding that the company will retain sufficient surplus to support its obligations and writings. Assured Guaranty Mortgage did not declare or pay dividends during 2006. As of December 31, 2006, Assured Guaranty Mortgage had negative unassigned funds and therefore cannot pay dividends during 2006.

Contingency Reserves

In accordance with Maryland insurance law and regulations, AGC maintains a statutory contingency reserve for the protection of policyholders against the effect of adverse economic cycles. The contingency reserve is maintained for each obligation and is equal to the greater of 50% of the premiums written or a percentage of principal guaranteed (which percentage varies from 0.55% to 2.5% depending on the nature of the asset). The contingency reserve is put up over a period of either 15 or 20 years, depending on the nature of the obligation, and then taken down over the same period of time. The contingency reserve may be maintained net of reinsurance. AGC’s contingency reserve as of December 31, 2006 was in compliance with these insurance laws and regulations.

Under the New York Insurance Law, Assured Guaranty Mortgage must establish a contingency reserve to protect policyholders against the effect of adverse economic cycles. This reserve is established out of net premiums (gross premiums less premiums returned to policyholders) remaining after the statutory unearned premium reserve is established. Contributions to the contingency reserve must equal 50% of remaining earned premiums and, except as otherwise approved by the Superintendent of Insurance, must be maintained in the contingency reserve for a period of 120 months. Reinsurers are required to establish a contingency reserve equal to their proportionate share of the reserve established by the ceding company. Assured Guaranty Mortgage’s contingency reserve as of December 31, 2006 was in compliance with these insurance laws and regulations.

Risk-to-Capital Requirements

Under the New York Insurance Law, Assured Guaranty Mortgage’s total liability, net of applicable reinsurance, under its aggregate insurance policies may not exceed 25 times its total policyholders’ surplus, commonly known as the “risk-to-capital” requirement. As of December 31, 2006, the consolidated risk-to-capital ratio for Assured Guaranty Mortgage was below the limit.

Investments

The Assured Guaranty U.S. Subsidiaries are subject to laws and regulations that require diversification of their investment portfolio and limit the amount of investments in certain asset categories, such as below investment grade fixed maturity securities, equity real estate, other equity investments, and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus, and, in some instances, would require divestiture of such non-qualifying investments. We believe that the investments made by the Assured Guaranty U.S. Subsidiaries complied with such regulations as of December 31, 2006. In addition, any investment must be approved by the insurance company’s Board of Directors or a committee thereof that is responsible for supervising or making such investment.

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

Bermuda

Each of AG Re and AGRO, our “Bermuda Subsidiaries,” is an insurance company registered and licensed as a “Class 3 insurer” and a “long term insurer” under the Insurance Act 1978 of Bermuda. AGC is permitted under a revocable permit granted under the Companies Act 1981 of Bermuda (the “Companies Act”) to engage in and carry on trade and business limited to engaging in certain non U.S. financial guaranty insurance and reinsurance outside Bermuda from a principal place of business in

Bermuda, subject to compliance with the conditions attached to the permit and relevant provisions of the Companies Act (including having a Bermuda principal representative for the Companies Act purposes, restrictions on activities in Bermuda, publication and filing of prospectuses on public offerings of securities, registration of charges against its assets and certain winding up provisions). AGC is also licensed as a Class 3 insurer in Bermuda. The Insurance Act 1978 of Bermuda, amendments thereto and related regulations (collectively, the “Insurance Act”) impose on insurance companies certain solvency and liquidity standards; certain restrictions on the declaration and payment of dividends and distributions; certain restrictions on the reduction of statutory capital; certain restrictions on the winding up of long term insurers; and certain auditing and reporting requirements and also the need to have a principal representative and a principal office (as understood under the Insurance Act) in Bermuda. The Insurance Act grants to the Bermuda Monetary Authority the power to cancel insurance licenses, supervise, investigate and intervene in the affairs of insurance companies and in certain circumstances share information with foreign regulators. Class 3 insurers are authorized to carry on general insurance business (as understood under the Insurance Act), subject to conditions attached to the license and to compliance with minimum capital and surplus requirements, solvency margin, liquidity ratio and other requirements imposed by the Insurance Act. Long term insurers are permitted to carry on long term business (as understood under the Insurance Act) subject to conditions attached to the license and to similar compliance requirements and the requirement to maintain its long term business fund (a segregated fund). Each of AG Re and AGRO is required annually to file statutorily mandated financial statements and returns, audited by an auditor approved by the Bermuda Monetary Authority (no approved auditor of an insurer may have an interest in that insurer, other than as an insured, and no officer, servant or agent of an insurer shall be eligible for appointment as an insurer’s approved auditor), together with an annual loss reserve opinion of a Bermuda Monetary Authority approved loss reserve specialist and the required actuary’s certificate with respect to the long term business. AGC has an exemption from such filings, subject to certain conditions.

In addition, pursuant to provisions under the Insurance Act, any person who becomes a holder of at least 10%, 20%, 33% or 50% of our common shares must notify the Bermuda Monetary Authority in writing within 45 days of becoming such a holder or 30 days from the date they have knowledge of having become such a holder, whichever is later. The Bermuda Monetary Authority has the power to object to a person holding 10% or more of our common shares if it appears to the Authority that the person is not fit and proper to be such a holder. In such a case, the Bermuda Monetary may require the holder to reduce their shareholding in us and may direct, among other things, that the voting rights attaching to their common shares shall not be exercisable. A person that does not comply with such a notice or direction from the Bermuda Monetary Authority will be guilty of an offence.

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

Under the Companies Act, a Bermuda company (such as Assured Guaranty, AG Re and AGRO) may only declare and pay a dividend or make a distribution out of contributed surplus (as understood under the Companies Act) if there are reasonable grounds for believing that the company is and after the payment will be able to meet and pay its liabilities as they become due and the realizable value of the company’s assets will not be less than the aggregate of its liabilities and its issued share capital and share premium accounts. The Companies Act also regulates and restricts the reduction and return of capital and paid in share premium, including the repurchase of shares and imposes minimum issued and outstanding share capital requirements.

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

Special considerations apply to our Bermuda operations. Under Bermuda law, non-Bermudians, other than spouses of Bermudians and individuals holding permanent resident certificates or working resident certificates, are not permitted to engage in any gainful occupation in Bermuda without a work permit issued by the Bermuda government. A work permit is only granted or extended if the employer can show that, after a proper public advertisement, no Bermudian, spouse of a Bermudian or individual holding a permanent resident certificate is available who meets the minimum standards for the position. The Bermuda government has a policy that places a six-year term limit on individuals with work permits, subject to specified exemptions for persons deemed to be key employees. Currently, all of our Bermuda based professional employees who require work permits have been granted work permits by the Bermuda government. This includes the following key employees: Messrs. Frederico, Mills, Michener, Albert, Pickering and Bailenson and Ms. Purtill each of whom has received a work permit.

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

Insurance business in the United Kingdom falls into two main categories: long-term insurance (which is primarily investment related) and general insurance. It is not possible for a new insurance company to be authorized in both long-term and general insurance business. These two categories are both divided into “classes” (for example: permanent health and pension fund management are two classes of long-term insurance; damage to property and motor vehicle liability are two classes of general insurance). Under the Financial Services and Markets Act 2000 (“FSMA”), effecting or carrying out contracts of insurance, within a class of general or long-term insurance, by way of business in the UK, constitutes a “regulated activity” requiring authorization. An authorized insurance company must have permission for each class of insurance business it intends to write.

Assured Guaranty (UK) Ltd. is authorized to effect and carry out certain classes of non-life insurance, specifically: classes 14 (credit), 15 (suretyship) and 16 (miscellaneous financial loss). This scope of permission is sufficient to enable Assured Guaranty (UK) Ltd. to effect and carry out financial guaranty insurance and reinsurance. The insurance and reinsurance businesses of Assured Guaranty (UK) Ltd. are subject to close supervision by the FSA UK. In addition to its requirements for senior management arrangements, systems and controls of insurance and reinsurance companies under its jurisdiction, the FSA UK is placing an increased emphasis on risk identification and management in relation to the prudential regulation of insurance and reinsurance business in the United Kingdom. There have been a number of recent changes to the FSA UK’s rules that will affect insurance and reinsurance companies authorized in the UK. For example, the FSA UK has introduced rules on the sale of general insurance, known as insurance mediation, and has introduced the “General Prudential Sourcebook (GENPRU) and the Prudential Sourcebook for Insurers (INSPRU)” which includes measures such as risk-based capital adequacy rules, including individual capital assessments which are intended to align capital requirements with the risk profile of each insurance company and proposals aimed at ensuring adequate diversification of an insurer’s or reinsurer’s exposures to any credit risks of its reinsurers. Assured Guaranty (UK) Ltd. has calculated  its minimum required capital according to the FSA’s new individual capital adequacy criteria and is in compliance.

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

Solvency Requirements

The Integrated Prudential Sourcebook requires that non-life insurance companies such as Assured Guaranty (UK) Ltd. maintain a margin of solvency at all times in respect of the liabilities of the insurance company, the calculation of which depends on the type and amount of insurance business a company writes. The method of calculation of the solvency margin (known as the minimum capital requirement) is set out in the Prudential Sourcebooks, and for these purposes, the insurer’s assets and liabilities are subject to specified valuation rules. The Prudential Sourcebooks also requires that Assured Guaranty (UK) Ltd. calculates and shares with the FSA UK its “enhanced capital requirement” based on risk-weightings applied to assets held and lines of business written. This enhanced capital requirement is not yet a legally-binding requirement but is required to form the basis of Assured Guaranty (UK) Ltd.’s individual capital assessment which is then discussed with the FSA UK. It is currently not expected that the enhanced capital requirement will become legally binding before 2007. Failure to maintain capital at least equal to the higher of the minimum capital requirement and the individual capital assessment is one of the grounds on which the wide powers of intervention conferred upon the FSA UK may be exercised.

To the extent that the amount of premiums for such classes exceed certain specified minimum thresholds, each insurance company writing property, credit and other specified categories of insurance or reinsurance business is required by the Prudential Sourcebooks to maintain an equalization reserve calculated in accordance with the provisions of the Integrated Prudential Sourcebook.

These solvency requirements came into force on January 1, 2005. They may need to be amended in order to implement the European Union’s proposed “Solvency II” directive on risk-based capital but that is not expected to be implemented until 2010 or 2011.

In addition, an insurer (other than a company conducting only reinsurance business) is required to perform and submit to the FSA UK a group capital adequacy return in respect of its ultimate parent and, if different, its ultimate EEA parent (see definition of “EEA” under “Passporting” below). The calculation at the level of the ultimate EEA parent is required to show a positive result from December 31, 2006. There is no such requirement in relation to the report at the level of the ultimate parent, although if the report at that level raises concerns the FSA may take regulatory action. Public disclosure of the EEA group calculation is also required. The purpose of this rule is to prevent leveraging of capital arising from involvements in other group insurance firms. Given the current structure of the Company, the main aspects of the Company’s capital regime will not apply to Assured Guaranty (UK) Ltd.’s ultimate parent, because it is incorporated in Bermuda, nor to the intermediate holding companies, because they are incorporated in the United States, but reporting will be required to the FSA UK up to the ultimate parent.

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

Assured Guaranty US Holdings is a Delaware holding company. Its direct subsidiaries are AGC, a Maryland corporation and AG Financial Products, a Delaware corporation. Assured Guaranty Overseas US Holdings  is a Delaware corporation and its subsidiary, AGRO, is a Bermuda company which has elected under the Code to be taxed as a U.S. corporation. AGRO’s subsidiary is Assured Guaranty Mortgage, which is a New York corporation. As such, each corporation is subject to taxation in the United States at regular corporate rates. Dividends paid, if any, by Assured Guaranty US Holdings to Assured Guaranty will be subject to a 30% U.S. withholding tax.

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

The RPII CFC Provisions.   The following discussion generally is applicable only if the RPII of AG Re determined on a gross basis, is 20% or more of AG Re’s gross insurance income for the taxable year and the 20% Ownership Exception (as defined below) is not met. The following discussion generally would not apply for any fiscal year in which AG Re’s gross RPII falls below the 20% threshold or the 20% Ownership Exception is met. Although we cannot be certain, Assured Guaranty believes that AG Re was in prior years of operations and will be for the foreseeable future below either the 20% threshold or 20% Ownership Exception for each tax year.

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

RPII Exceptions. The special RPII rules do not apply if (i) at all times during the taxable year less than 20% of the voting power and less than 20% of the value of the stock of Assured Guaranty (the “20% Ownership Exception”) is owned (directly or indirectly) by persons whose (directly or indirectly) insured under any policy of insurance or reinsurance issued by AG Re or related persons to any such person, (ii) RPII, determined on a gross basis, is less than 20% of AG Re’s gross insurance income for the taxable year (the “20% Gross Income Exception”), (iii) AG Re elects to be taxed on its RPII as if the RPII were effectively connected with the conduct of a U.S. trade or business, and to waive all treaty benefits with respect to RPII and meet certain other requirements or (iv) AG Re elects to be treated as a U.S. corporation and waive all treaty benefits and meet certain other requirements. Where none of these exceptions applies, each U.S. Person owning or treated as owning any shares in Assured Guaranty (and therefore, indirectly, in AG Re) on the last day of Assured Guaranty’s taxable year will be required to include in its gross income for U.S. federal income tax purposes its share of the RPII for the portion of the taxable year during which AG Re was a CFC under the RPII provisions, determined as if all such RPII were distributed proportionately only to such U.S. Persons at that date, but limited by each such U.S. Person’s share of AG Re’s current-year earnings and profits as reduced by the U.S. Person’s share, if any, of certain prior-year deficits in earnings and profits. AG Re intends to operate in a manner that is intended to ensure that each qualifies for either the 20% Gross Income Exception or 20% Ownership Exception.

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

If gross RPII is less than 20% of gross insurance income or AG Re meets the 20% Ownership Exception, RPII shareholders will not be required to include RPII in their taxable income. The amount of RPII includable in the income of a RPII shareholder is based upon the net RPII income for the year after deducting related expenses such as losses, loss reserves and operating expenses.

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

Uncertainty as to Application of RPII. The RPII provisions are complex, have never been interpreted by the courts or the Treasury Department in final regulations, and regulations interpreting the RPII provisions of the Code exist only in proposed form. It is not certain whether these regulations will be adopted in their proposed form or what changes or clarifications might ultimately be made thereto or whether any such changes, as well as any interpretation or application of RPII by the IRS, the courts or otherwise, might have retroactive effect. These provisions include the grant of authority to the Treasury Department to prescribe “such regulations as may be necessary to carry out the purpose of this subsection including regulations preventing the avoidance of this subsection through cross insurance arrangements or otherwise.” Accordingly, the meaning of the RPII provisions and the application thereof to AG Re is uncertain. In addition, we cannot be certain that the amount of RPII or the amounts of the RPII inclusions for any particular RPII shareholder, if any, will not be subject to adjustment based upon subsequent IRS examination. Any prospective investor which does business with AG Re and is considering an investment in common shares should consult his tax advisor as to the effects of these uncertainties.

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

General

We have an authorized share capital of $5,000,000 divided into 500,000,000 shares, par value U.S. $0.01 per share, of which 67,637,942 common shares were issued and outstanding as of February 22, 2007. Except as described below, our common shares have no preemptive rights or other rights to subscribe for additional common shares, no rights of redemption, conversion or exchange and no sinking fund rights. In the event of liquidation, dissolution or winding-up, the holders of our common shares are entitled to share equally, in proportion to the number of common shares held by such holder, in our assets, if any remain after the payment of all our debts and liabilities and the liquidation preference of any outstanding preferred shares. Under certain circumstances, we have the right to purchase all or a portion of the shares held by a shareholder. See “—Acquisition of Common Shares by Us” below.

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

Other Provisions of Our Bye-Laws

Our Board of Directors and Corporate Action.   Our Bye-Laws provide that our Board of Directors shall consist of not less than three and not more than 21 directors, the exact number as determined by the Board of Directors. Our Board of Directors consists of ten persons, and is divided into three classes. Each elected director generally will serve a three year term, with termination staggered according to class. Shareholders may only remove a director for cause (as defined in our Bye-Laws) at a general meeting, provided that the notice of any such meeting convened for the purpose of removing a director shall contain a statement of the intention to do so and shall be provided to that director at least two weeks before the meeting. Vacancies on the Board of Directors can be filled by the Board of Directors if the vacancy occurs in those events set out in our Bye-Laws as a result of death, disability, disqualification or resignation of a director, or from an increase in the size of the Board of Directors.

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

Employees

As of December 31, 2006, we had 135 employees. None of our employees are subject to collective bargaining agreements. We believe that employee relations are satisfactory.

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

“Aa1” (Excellent) is the second highest ranking and “Aa2” (Excellent) is the third highest ranking of 21 ratings categories used by Moody’s Investors Service (“Moody’s”). A “AAA” (Extremely Strong) rating is the highest ranking and “AA” (Very Strong) is the third highest ranking of the 21 ratings categories used by Standard & Poor’s Inc. (“S&P”). “AAA” (Extremely Strong) is the highest ranking and “AA” (Very Strong) is the third highest ranking of the 24 ratings categories used by Fitch Ratings (“Fitch”). An insurance financial strength rating is an opinion with respect to an insurer’s ability to pay under its insurance policies and contracts in accordance with their terms. The opinion is not specific to any particular policy or contract. Insurance financial strength ratings do not refer to an insurer’s ability to meet non insurance obligations and are not a recommendation to purchase or discontinue any policy or contract issued by an insurer or to buy, hold, or sell any security issued by an insurer, including our common shares.

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

The rating agencies grant credit to primary companies in their calculations of required capital and single risk limits for reinsurance ceded. The amount of credit is a function of the financial strength rating of the reinsurer. For example, S&P has established the following reinsurance credit for business ceded to a monoline reinsurer, including AG Re and AGRO:

	Monoline Reinsurer Rating
Ceding Company Rating	AAA	AA	A	BBB
AAA	100%	70%	50%	n/	a
AA	100%	75%	70%	50%
A	100%	80%	75%	70%
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

	Multiline Reinsurer Rating
Ceding Company Rating	AAA	AA	A	BBB
AAA	95%	65%	45%	n/	a
AA	95%	70%	65%	45%
A	95%	75%	70%	65%
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

Our strategy is to focus on two core businesses: (1) financial guaranty direct insurance and (2) financial guaranty reinsurance.

The fact that AGC, through which we write financial guaranty insurance, carries a triple-A rating from S&P and Fitch, but not from Moody’s, places it at a competitive disadvantage against companies rated triple-A by S&P, Fitch and Moody’s. The absence of a triple-A rating from Moody’s may adversely affect the desirability of our financial guaranty insurance, and in fact may preclude us from successfully marketing our financial guaranty insurance in certain markets. Furthermore, while we have a substantial in-force book of financial guaranty direct business, the majority of that exposure was written in the credit derivatives market rather than in the more traditional third party financial guaranty insurance market. We may not be able to successfully expand relationships with issuers, servicers and other parties that are necessary to generate business in the traditional financial guaranty insurance market.

We are dependent on a small number of ceding companies to provide us with a substantial part of our reinsurance business.

We have derived a substantial portion of our revenues from financial guaranty reinsurance premiums. A significant reduction in the amount of reinsurance ceded by one or more of our principal ceding companies would have an adverse effect upon our reinsurance business. A number of factors could cause such a reduction, such as, reluctance among our principal ceding companies to cede business to us as a result of competition with them in the direct financial guaranty business. In addition, primary insurers may retain higher levels of risk than in the past. Also, the volume of municipal bond and structured securities new issuances, together with the levels of and changes in interest rates and investor demand, may significantly affect the new business activities of primary financial guaranty insurers and, consequently, their use of reinsurance.

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

Our results of operations and financial condition depend upon our ability to assess accurately and manage the potential loss associated with the risks that we insure and reinsure. We establish loss and loss adjustment expense reserves, based on estimates involving statistical projections of our expectations of the ultimate settlement and administration costs of claims on the policies we write. We use statistical models as well as historical insurance industry loss development patterns as estimates of future trends in claims severity, frequency and other factors to establish our estimate of loss reserves. Establishing loss reserves is an inherently uncertain process. Accordingly, actual claims and claim expenses paid may deviate, perhaps materially, from the reserve estimates reflected in our consolidated financial statements.

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

We could be exposed to corporate credit risk if the credit’s securities are contained in a portfolio of collateralized debt obligations (“CDOs”) we insure, or if it is the originator or servicer of loans or other assets backing structured securities that we have insured. A CDO is a debt security backed by a pool of debt obligations. While we track our aggregate exposure to single names in our various lines of business and have established underwriting criteria to manage risk aggregations, there can be no assurance that our ultimate exposure to a single name will not exceed our underwriting guidelines, or that an event with respect to a single name will not cause a significant loss. In addition, because we insure or reinsure municipal bonds, we can have significant exposures to single municipal risks. While the risk of a complete loss, where we pay the entire principal amount of an issue of bonds and interest thereon with no recovery, is generally lower than for corporate credits as most municipal bonds are backed by tax or other revenues, there can be no assurance that a single default by a municipality would not have a material adverse effect on our results of operations or financial condition.

Some of our direct financial guaranty products may be riskier than traditional financial guaranty insurance.

A substantial portion of our financial guaranty direct exposures have been assumed as credit derivatives. Traditional financial guaranty insurance provides an unconditional and irrevocable guaranty that protects the holder of a municipal finance or structured finance obligation against non payment of principal and interest, while credit derivatives provide protection from the occurrence of specified credit events, including non payment of principal and interest. In general, the Company structures derivative transactions such that the method for making loss payments is similar to that for traditional financial guaranty policies or only occurs as losses are realized on the underlying reference obligation. Nonetheless, credit derivative transactions are governed by ISDA documentation and may operate differently from traditional financial guaranty policies with respect to loss payments control rights.

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

With respect to mortgage guaranty reinsurance, we compete with a number of other reinsurance companies as well as with alternatives to reinsurance, including risk sharing arrangements with affiliates of the mortgage insurers and lender owned captives. Many of these competitors have greater experience and relationships in these markets.

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

Our location in Bermuda may serve as an impediment to attracting and retaining experienced personnel. Under Bermuda law, non-Bermudians, other than spouses of Bermudians and individuals holding permanent resident certificates or working resident certificates, are not permitted to engage in any gainful occupation in Bermuda without a work permit issued by the Bermuda government. A work permit is only granted or extended if the employer can show that, after a proper public advertisement, no Bermudian, spouse of a Bermudian or individual holding a permanent resident certificate or working resident certificates is available who meets the minimum standards for the position. The Bermuda government’s policy places a six year term limit on individuals with work permits, subject to specified exemptions for persons deemed to be key employees. All of our Bermuda based employees who require work permits have been granted permits by the Bermuda government, including our President and Chief Executive Officer, Chief Financial Officer, General Counsel and Secretary, Chief Accounting Officer, Chief Credit Officer and Chief Surveillance Officer. It is possible that we could lose the services of one or more of our key employees if we are unable to obtain or renew their work permits.

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

In addition, our investment portfolio includes mortgage-backed securities. As of December 31, 2006, mortgage-backed securities constituted approximately 29% of our invested assets. As with other fixed maturity investments, the fair market value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to significant prepayment risks on these investments. In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities are prepaid more quickly, requiring us to reinvest the proceeds at then-current market rates. During periods of rising interest rates, the frequency of prepayments generally decreases. Mortgage-backed securities having an amortized value less than par (i.e., purchased at a discount) may incur a decrease in yield or a loss as a result of slower prepayment.

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

Income from our investment portfolio is one of the primary sources of cash flows supporting our operations and claim payments. For the years ended December 31, 2006, 2005 and 2004, our net investment income was $111.5 million, $96.8 million and $94.8 million, respectively, in each case exclusive of net realized gains (losses) and unrealized gains (losses) on investments. If our calculations with respect to our policy liabilities are incorrect, or if we improperly structure our investments to meet these liabilities, we could have unexpected losses, including losses resulting from forced liquidation of investments before their maturity. The investment policies of our insurance subsidiaries are subject to insurance law requirements, and may change depending upon regulatory, economic and market conditions and the existing or anticipated financial condition and operating requirements, including the tax position, of our businesses.

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

Assured Guaranty is a holding company and, as such, has no direct operations of its own. We do not expect to have any significant operations or assets other than our ownership of the shares of our subsidiaries. Dividends and other permitted payments from our operating subsidiaries are expected to be our primary source of funds to meet ongoing cash requirements, including any future debt service payments and other expenses, and to pay dividends to our shareholders. Our insurance subsidiaries are subject to regulatory and rating agency restrictions limiting their ability to declare and to pay dividends and make other payments to us. In addition, to the extent that dividends are paid from our U.S. subsidiaries, they presently would be subject to U.S. withholding tax at a rate of 30%. The inability of our insurance subsidiaries to pay sufficient dividends and make other permitted payments to us would have an adverse effect on our ability to satisfy our ongoing cash requirements and on our ability to pay dividends to our shareholders. If we do not pay dividends, the only return on your investment in our Company, if at all, would come from any appreciation in the price of our common shares. For more information regarding these limitations, see “Business—Regulation.”

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

As a result of any reallocation of votes, your voting rights might increase above 5% of the aggregate voting power of the outstanding common shares, thereby possibly resulting in your becoming a reporting person subject to Schedule 13D or 13G filing requirements under the Exchange Act of 1934 (the “Exchange Act”). In addition, the reallocation of your votes could result in your becoming subject to the short swing profit recovery and filing requirements under Section 16 of the Exchange Act.

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

If the gross RPII of AG Re was to equal or exceed 20% of AG Re’s gross insurance income in any taxable year and direct or indirect insureds (and persons related to such insureds) own (or are treated as owning directly or indirectly through entities) 20% or more of the voting power or value of our common shares, then a U.S. Person who owns our common shares (directly or indirectly through foreign entities) on the last day of the taxable year would be required to include in its income for U.S. federal income tax purposes such person’s pro rata share of AG Re’s RPII for the entire taxable year, determined as if such RPII were distributed proportionately only to U.S. Persons at that date, regardless of whether such income is distributed. In addition, any RPII that is includible in the income of a U.S. tax-exempt organization may be treated as unrelated business taxable income. The amount of RPII earned by AG Re (generally, premium and related investment income from the direct or indirect insurance or reinsurance of any direct or indirect U.S. holder of common shares or any person related to such holder) will depend on a number of factors, including the geographic distribution of AG Re’s business and the identity of persons directly or indirectly insured or reinsured by AG Re. We believe AG Re did not in prior years of operation and will not in the foreseeable future have either RPII income which equals or exceeds 20% of gross insurance income or have direct or indirect insureds, as provided for by RIIP rules, of AG Re (and related persons) directly or indirectly own 20% or more of either the voting power or value of our common shares. However, we cannot be certain that this will be the case because some of the factors which determine the extent of RPII may be beyond our control.

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

The Organization for Economic Cooperation and Development and the European Union are considering measures that might increase our taxes and reduce our net income.

The Organization for Economic Cooperation and Development (the “OECD”) has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. In the OECD’s report dated April 18, 2002 and updated as of June 2004 and November 2005 via a “Global Forum,” Bermuda was not listed as an uncooperative tax haven jurisdiction because it had previously committed to eliminate harmful tax practices and to embrace international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity. We are not able to predict what changes will arise from the commitment or whether such changes will subject us to additional taxes.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

We and our subsidiaries currently occupy approximately 62,000 square feet of leased office space in Bermuda, New York and London. Management believes that the office space is adequate for its current and anticipated needs.

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

During 2006, the Company’s wholly owned subsidiary, Assured Guaranty Re Overseas Ltd. (“AGRO”), and a number of other parties, completed various settlements with defendants in the In re: National Century Financial Enterprises Inc. Investment Litigation now pending in the United States District Court for the Southern District of Ohio - Eastern District. AGRO received approximately $13.5 million (pre-tax) in 2006, from the settlements. AGRO originally paid claims in 2003 of approximately $41.7 million (pre-tax) related to National Century Financial Enterprises Inc. To date, including the settlements described above, the Company has recovered $18.8 million (pre-tax). These are a partial settlement of the litigation, and the litigation will continue against other parties.

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

On April 28, 2004 the Company entered into a quota share retrocession agreement with ACE INA Overseas Insurance Company Ltd. (“AIOIC”), a subsidiary of ACE, whereby it ceded 100% of any potential losses associated with an action filed by World Omni Financial Corp. (“World Omni”) against AG Intermediary Inc. and AGRO, subsidiaries of the Company, for a premium of $32.2 million, which was retained by the Company on a funds withheld basis. The matter was settled on December 15, 2005 between AIOIC and World Omni. Upon settlement, the Company paid its $34.4 million funds withheld liability to AIOIC. Also in connection with the settlement the Company released $54.2 million of reinsurance recoverables and loss and loss adjustment expense reserves, representing its entire obligation to World Omni.

In 2005 AGRO, settled claims brought against three defendants In re: CFS-Related Securities Fraud Litigation in the United States District Court for the Northern District of Oklahoma. The proceeds of the settlements was $71.0 million. The settlements resolved claims relating to the issuance of asset-backed debt securities by entities sponsored by Commercial Financial Services, Inc. (“CFS”), a now defunct Tulsa, Oklahoma-based collector of defaulted credit card debt. Assured Guaranty brought the claims as part of a multi-plaintiff group pursuant to its rights as a reinsurer of financial guaranty insurance policies issued in 1997 and 1998.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this report.

Executive Officers of the Company

The table below sets forth the names, ages, positions and business experience of the executive officers of Assured Guaranty Ltd.

Name	Age	Position(s)
Dominic J. Frederico	54	President and Chief Executive Officer; Deputy Chairman
Michael J. Schozer	49	President of Assured Guaranty Corp.
Robert B. Mills	57	Chief Financial Officer
James M. Michener	54	General Counsel and Secretary
Robert A. Bailenson	40	Chief Accounting Officer

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

Robert A. Bailenson has been Chief Accounting Officer of Assured Guaranty since May 2005 and has been with Assured Guaranty and its predecessor companies since 1990. In addition to this position, Mr. Bailenson serves as the Chief Accounting Officer of the Company’s subsidiary, Assured Guaranty Corp; a position he has held since 2003. He was Chief Financial Officer and Treasurer of Assured Guaranty Re Ltd. from 1999 until 2003 and was previously the Assistant Controller of Capital Re Corp., which was acquired by ACE Limited in 1999.

Information pertaining to this item is incorporated by reference to the sections entitled “Proposal No. 1:Election of Directors”, “Corporate Governance-Did our Officers and Directors Comply with Section 16(a) Beneficial Ownership Reporting in 2006?”, “Corporate Governance- How are Directors Nominated?”, “Corporate Governance- The Committees of the Board—The Audit Committee” of the definitive proxy statement for the Annual General Meeting of Shareholders to be held May 3, 2007, which involves the election of directors and will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is listed on the New York Stock Exchange under symbol “AGO.”  The table below sets forth, for the calendar quarters indicated, the reported high and low sales prices and amount of any cash dividends declared:

	2006			2005
	Sales Price		Cash	Sales Price		Cash
	High	Low	Dividends	High	Low	Dividends
First Quarter	$27.45	$24.64	$0.035	$19.92	$17.51	$0.03
Second Quarter	26.03	23.50	0.035	23.48	17.31	0.03
Third Quarter	27.40	24.40	0.035	24.52	21.33	0.03
Fourth Quarter	27.43	24.40	0.035	27.42	21.45	0.03

On February 12, 2007, the closing price for our common stock on NYSE was $26.77, and the approximate number of shareholders of record at the close of business on that date was 3,049.

The Company is a holding company whose principal source of income is net investment income and dividends from its operating subsidiaries. The ability of the operating subsidiaries to pay dividends to us and our ability to pay dividends to our shareholders, are each subject to legal and regulatory restrictions. The declaration and payment of future dividends will be at the discretion of the Board of Directors and will be dependent upon the profits and financial requirements of Assured Guaranty Ltd. and other factors, including legal restrictions on the payment of dividends and such other factors as the Board of Directors deems relevant. For more information concerning our dividends, please refer to Item 7 under caption “Liquidity and Capital Resources” and Note 13 “Insurance Regulations” to the consolidated financial statements in Item 8 of this Form 10-K.

On May 4, 2006, the Company’s Board of Directors approved a share repurchase program for 1.0 million common shares. Share repurchases take place at management’s discretion depending on market conditions. During 2006 we repurchased approximately 0.8 million common shares at an average price of $24.79.

The following table reflects the Company share repurchase activity during the three months ended December 31, 2006.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Number of Shares that May Yet Be Purchased Under the Program
October 1—October 31	391	(1)	$26.30	—	171,460
November 1—November 30	21,507	(2)	$25.10	21,000	150,460
December 1—December 31	5,692,599	(3)	$26.35	—	150,460
Total	5,714,497		$26.35	21,000

       (1) 391 shares were repurchased from employees in connection with the payment of withholding taxes due in connection with the vesting of restricted stock awards.

       (2) 507 shares were repurchased from employees in connection with the payment of withholding taxes due in connection with the vesting of restricted stock awards.

       (3) Assured Guaranty US Holdings Inc., a subsidiary of Assured Guaranty Ltd., entered into an agreement on December 20, 2006 with ACE Bermuda Insurance Ltd., a subsidiary of ACE Limited to purchase 5,692,599 of Assured Guaranty Ltd.’s common shares for $150.0 million.

Set forth below are a line graph and a table comparing the dollar change in the cumulative total shareholder return on the Company’s Common Shares from April 22, 2004 through December 31, 2006 as compared to the cumulative total return of the Standard & Poor’s 500 Stock Index and the cumulative total return of the Standard & Poor’s 500 Financials Index. The chart and table depict the value on April 22, 2004, December 31, 2004, December 31, 2005 and December 31, 2006 of a $100 investment made on April 22, 2004, with all dividends reinvested.

	Assured Guaranty	S&P 500 Index	S&P 500 Financial Index
04/22/04	$100.00	$100.00	$100.00
12/31/04	$109.67	$107.65	$108.25
12/31/05	$142.36	$112.93	$115.29
12/31/06	$149.98	$130.77	$137.45

Source: Bloomberg

ITEM 6.                SELECTED FINANCIAL DATA

The following selected financial data should be read together with the other information contained in this Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Form 10-K.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	($ in millions, except per share amounts)
Statement of operations data:*
Gross written premiums	$325.7	$252.1	$190.9	$349.2	$417.2
Net written premiums(1)	318.7	217.3	79.6	491.5	352.5
Net earned premiums	206.7	198.7	187.9	310.9	247.4
Net investment income	111.5	96.8	94.8	96.3	97.2
Net realized investment (losses) gains	(2.0)	2.2	12.0	5.5	7.9
Unrealized gains (losses) on derivative financial instruments	5.5	(3.5)	52.5	98.4	(54.2)
Other income	0.4	0.2	0.8	1.2	3.6
Total revenues	322.1	294.5	347.9	512.3	302.0
Loss and loss adjustment expenses	(6.8)	(69.6)	(32.0)	144.6	120.3
Profit commission expense	9.5	12.9	15.5	9.8	8.5
Acquisition costs	45.0	45.3	50.9	64.9	48.4
Operating expenses	68.0	59.0	67.8	41.0	31.0
Other expense(2)	2.5	3.7	1.6	—	—
Interest expense	13.8	13.5	10.7	5.7	10.6
Total expenses	132.1	64.9	114.6	266.1	218.8
Income before provision for income taxes	190.0	229.6	233.3	246.2	83.2
Provision for income taxes	30.2	41.2	50.5	31.7	10.6
Net income	$159.7	$188.4	$182.8	$214.5	$72.6
Earnings per share:(3)
Basic	$2.18	$2.55	$2.44	$2.86	$0.97
Diluted	$2.15	$2.53	$2.44	$2.86	$0.97
Dividends per share	$0.14	$0.12	$0.06	$—	$—

*                    Some amounts may not add due to rounding.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	($ in millions, except per share amounts)
Balance sheet data (end of period):
Investments and cash	$2,469.9	$2,256.0	$2,157.9	$2,222.1	$2,061.9
Prepaid reinsurance premiums	7.5	12.5	15.2	11.0	179.5
Total assets	2,935.3	2,696.3	2,703.7	2,879.4	2,769.9
Unearned premium reserves	644.5	537.1	521.3	625.4	613.3
Reserves for losses and loss adjustment expenses	120.6	128.4	236.2	544.2	508.9
Long-term debt	347.1	197.3	197.4	75.0	75.0
Total liabilities	1,284.6	1,034.8	1,176.1	1,441.8	1,512.7
Accumulated other comprehensive income	41.9	45.8	79.0	81.2	89.0
Shareholders’ equity	1,650.8	1,661.5	1,527.6	1,437.6	1,257.2
Book value per share(3)	24.44	22.22	20.19	19.17	16.76
GAAP financial information:
Loss and loss adjustment expense ratio(4)	(3.3)%	(35.0)%	(17.0)%	46.5%	48.6%
Expense ratio(5)	59.2%	58.9%	65.4%	37.2%	35.5%
Combined ratio	55.9%	23.9%	48.4%	83.7%	84.1%
Combined statutory financial information:
Contingency reserve(6)	$645.8	$572.9	$491.8	$410.5	$315.5
Policyholders’ surplus(7)	1,010.0	977.3	906.2	911.3	884.1
Additional financial guaranty information (end of period):
Net in-force business (principal and interest)(8)	$180,174	$145,694	$136,120	$130,047	$124,082
Net in-force business (principal only)(8)	132,296	102,465	95,592	87,524	80,394

(1)           Net written premiums exceeded gross written premiums for the year ended December 31, 2003 due to $154.8 million of return premium from two terminated ceded reinsurance contracts.

(2)           Amounts for 2005 represent investment banking fees and put option premiums associated with Assured Guaranty Corp.’s $200.0 million committed capital securities, while 2006 includes put option premiums. During 2004, a goodwill impairment of $1.6 million was recognized for the trade credit business which the Company exited as part of its IPO strategy. The goodwill arose from ACE’s acquisition of Capital Re Corporation as of December 31, 1999. Beginning January 1, 2002, goodwill is no longer amortized, but rather is evaluated for impairment at least annually in accordance with FAS No. 142, “Goodwill and Other Intangible Assets.” No such impairment was recognized in the years ended December 31, 2006, 2005, 2003 and 2002.

(3)           Per share data for 2003 and 2002 are based on 75,000,000 shares outstanding prior to the IPO.

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

(8)           The Company’s 2006 reinsurance par outstanding on facultative business is reported on a current quarter basis while 2005 and prior years are reported on a one-quarter lag.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and accompanying notes which appear elsewhere in this Form 10-K. It contains forward looking statements that involve risks and uncertainties. Please see “Forward Looking Statements” for more information. Our actual results could differ materially from those anticipated in these forward looking statements as a result of various factors, including those discussed below and elsewhere in this Form 10-K, particularly under the headings “Risk Factors” and “Forward Looking Statements.”

Executive Summary

Assured Guaranty Ltd. is a Bermuda based holding company which provides, through its operating subsidiaries, credit enhancement products to the public finance, structured finance and mortgage markets. We apply our credit expertise, risk management skills and capital markets experience to develop insurance, reinsurance and credit derivative products that meet the credit enhancement needs of our customers. We market our products directly and through financial institutions. We serve the U.S. and international markets.

Our financial results include four principal business segments: financial guaranty direct, financial guaranty reinsurance, mortgage guaranty and other. The other segment consists of a number of businesses that we have exited including equity layer credit protection, trade credit reinsurance, title reinsurance and auto residual value reinsurance.

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

Our expenses consist primarily of losses and loss adjustment expenses (“LAE”), profit commission expense, acquisition costs, operating expenses, interest expense and income taxes. Losses and LAE are a function of the amount and types of business we write. Losses and LAE are based upon estimates of the ultimate aggregate losses inherent in the portfolio. The risks we take have a low expected frequency of loss and are investment grade at the time we accept the risk. Prior to the initial public offering (“IPO”), the majority of the risks we underwrote were investment grade, however some risks accepted were below investment grade. Profit commission expense represents payments made to ceding companies generally based on the profitability of the business reinsured by us. Acquisition costs are related to the production of new business. Certain acquisition costs that vary with and are directly attributable to the production of new business are deferred and recognized over the period in which the related premiums are earned. Operating expenses consist primarily of salaries and other employee related costs, various outside service providers, rent and related costs and other expenses related to maintaining a holding company structure. These costs do not vary with the amount of premiums written. Interest expense is a function of outstanding debt and the contractual interest rate related to that debt. Income taxes are a function of our profitability and the applicable tax rate in the various jurisdictions in which we do business.

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

Reserves for Losses and Loss Adjustment Expenses

Reserves for losses and loss adjustment expenses for non-derivative transactions in our financial guaranty direct, financial guaranty assumed reinsurance and mortgage guaranty business include case reserves and portfolio reserves. See the “Valuation of Derivative Financial Instruments” of the Critical Accounting Estimates section for more information on our derivative transactions. Case reserves are established when there is significant credit deterioration on specific insured obligations and the obligations are in default or default is probable, not necessarily upon non-payment of principal or interest by an insured. Case reserves represent the present value of expected future loss payments and LAE, net of estimated recoveries, but before considering ceded reinsurance. This reserving method is different from case reserves established by traditional property and casualty insurance companies, which establish case reserves upon notification of a claim and establish incurred but not reported (“IBNR”) reserves for the difference between actuarially estimated ultimate losses and recorded case reserves. Financial guaranty insurance and assumed reinsurance case reserves and related salvage and subrogation, if any, are discounted at 6%, which is the approximate taxable equivalent yield on our investment portfolio in all periods presented. When the Company becomes entitled to the underlying collateral of an insured credit under salvage and subrogation rights as a result of a claim payment, it records salvage and subrogation as an asset, based on the expected level of recovery. Such amounts are included in the Company’s balance sheet within “Other assets.”

We record portfolio reserves in our financial guaranty direct, financial guaranty assumed reinsurance and mortgage guaranty business. Portfolio reserves are established with respect to the portion of our business for which case reserves have not been established. Portfolio reserves are not established for quota share mortgage insurance contract types, all of which are in run-off; rather Case and IBNR reserves have been established for these contracts.

Portfolio reserves are not established based on a specific event; rather they are calculated by aggregating the portfolio reserve calculated for each individual transaction. Individual transaction reserves are calculated on a quarterly basis by multiplying the par in-force by the product of the ultimate loss and earning factors without regard to discounting. The ultimate loss factor is defined as the frequency of loss multiplied by the severity of loss, where the frequency is defined as the probability of default for each individual issue. The earning factor is inception to date earned premium divided by the estimated ultimate written premium for each transaction. The probability of default is estimated from historical rating agency data and is based on the transaction’s credit rating, industry sector and time until maturity. The severity is defined as the complement of historical recovery/salvage rates gathered by the rating agencies of defaulting issues and is based on the industry sector.

Portfolio reserves are recorded gross of reinsurance. We have not ceded any amounts under these reinsurance contracts, as our recorded portfolio reserves have not exceeded our contractual retentions, required by said contracts.

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

The chart below demonstrates the portfolio reserve’s sensitivity to frequency and severity assumptions. The change in these estimates represent management’s estimate of reasonably possible material changes and are based upon our analysis of historical experience. Portfolio reserves were recalculated with changes made to the default and severity assumptions. In all scenarios, the starting point used to test the portfolio reserve’s sensitivity to the changes in the frequency and severity assumptions was the weighted average frequency and severity by rating and asset class of our insured portfolio. Overall the weighted average default frequency was 0.82% and the weighted average severity was 18.0% at December 31, 2006. For example, in the first scenario where the frequency was increased by 5.0%, each transaction’s contribution to the portfolio reserve was recalculated by adding 0.04% (i.e. 5.0% multiplied by 0.82%) to the individual transaction’s default frequency.

	Portfolio Reserve	Reserve Increase	Percentage Change
	(in thousands of U.S. dollars)
Portfolio reserve as of December 31, 2006	$69,238	$—	—
5% Frequency Increase	73,580	4,342	6.27%
10% Frequency Increase	77,921	8,683	12.54%
5% Severity Increase	72,228	2,990	4.32%
10% Severity Increase	75,217	5,979	8.64%
5% Frequency and Severity Increase	76,806	7,568	10.93%

In addition to analyzing the sensitivity of our portfolio reserves to possible changes in frequency and severity, we have also performed a sensitivity analysis on our financial guaranty and mortgage guaranty case reserves. Case reserves may change from our original estimate due to changes in severity factors. An actuarial analysis of the historical development of our case reserves shows that it is reasonably possible that our case reserves could develop by as much as ten percent. This analysis was performed by separately evaluating the historical development by comparing the initial case reserve established to the subsequent development in that case reserve, excluding the effects of discounting, for each sector in which we currently have significant case reserves, and estimating the possible future development. Based on this analysis, it is reasonably possible that our current financial guaranty and mortgage guaranty case reserves of $37.2 million could increase by approximately $3.0 million to $4.0 million in the future. This would cause an increase in incurred losses on our statement of operations and comprehensive income.

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

	As of December 31,
	2006	2005
	($ in millions)
By segment:
Financial guaranty direct	$9.3	$13.1
Financial guaranty reinsurance	94.8	93.2
Mortgage guaranty	2.3	7.0
Other	14.2	15.1
Total	$120.6	$128.4

	As of December 31,
	2006	2005
	($ in millions)
By type of reserve:
Case	$44.0	$53.1
IBNR	7.4	11.6
Portfolio	69.2	63.7
Total	$120.6	$128.4

	As of December 31, 2006
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	($ in millions)
By segment and type of reserve:
Case	$1.0	$36.1	$0.1	$6.8	$44.0
IBNR	—	—	—	7.4	7.4
Portfolio	8.3	58.7	2.2	—	69.2
Total	$9.3	$94.8	$2.3	$14.2	$120.6

	As of December 31, 2005
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	($ in millions)
By segment and type of reserve:
Case	$4.5	$40.7	$0.3	$7.6	$53.1
IBNR	—	—	4.1	7.5	11.6
Portfolio	8.6	52.5	2.6	—	63.7
Total	$13.1	$93.2	$7.0	$15.1	$128.4

The following table sets forth the financial guaranty in-force portfolio by underlying rating:

	As of December 31, 2006		As of December 31, 2005
Ratings(1)	Net par outstanding(2)	% of Net par outstanding	Net par outstanding(2)	% of Net par outstanding
	(in billions of U.S. dollars)
AAA	$57.0	43.1%	$34.5	33.7%
AA	23.0	17.4%	20.0	19.5%
A	32.8	24.9%	30.3	29.5%
BBB	18.2	13.7%	16.4	16.0%
Below investment grade	1.3	0.9%	1.3	1.3%
Total exposures	$132.3	100.0%	$102.5	100.0%

(1)          These ratings represent the Company’s internal assessment of the underlying credit quality of the insured obligations. Our scale is comparable to that of the nationally recognized rating agencies.

(2)          The Company’s 2006 reinsurance par outstanding on facultative business is reported on a current quarter basis while 2005 is reported on a one-quarter lag.

Our surveillance department is responsible for monitoring our portfolio of credits and maintains a list of closely monitored credits (“CMC”). The closely monitored credits are divided into four categories: Category 1 (low priority; fundamentally sound, greater than normal risk); Category 2 (medium priority; weakening credit profile, may result in loss); Category 3 (high priority; claim/default probable, case reserve established); Category 4 (claim paid, case reserve established for future payments). The closely monitored credits include all below investment grade (“BIG”) exposures where there is a material amount of exposure (generally greater than $10.0 million) or a material risk of the Company incurring a loss greater than $0.5 million. The closely monitored credits also include investment grade (“IG”) risks where credit quality is deteriorating and where, in the view of the Company, there is significant potential that the risk quality will fall below investment grade. As of December 31, 2006, the closely monitored credits include approximately 97% of our BIG exposure, and the remaining BIG exposure of $34.4 million is distributed across 68 different credits. As of December 31, 2005, the closely monitored credits include approximately 96% of our BIG exposure, and the remaining BIG exposure of $55.2 million is distributed across 103 different credits. Other than those excluded BIG credits, credits that are not included in the closely monitored credit list are categorized as fundamentally sound risks.

The following table provides financial guaranty net par outstanding by credit monitoring category as of December 31, 2006 and 2005:

	As of December 31, 2006
Description:	Net Par Outstanding(3)	% of Net Par Outstanding	# of Credits in Category	Case Reserves
	($ in millions)
Fundamentally sound risk(1)	$130,944	99.0%
Closely monitored credits:
Category 1	855	0.6%	43	$—
Category 2	318	0.2%	13	—
Category 3	123	0.1%	18	18
Category 4	22	—	13	14
CMC total(2)	1,318	1.0%	87	32
Other below investment grade risk	34	—	68	—
Total	$132,296	100.0%		$32

(1)          As of December 31, 2006, Category 1 contains 6 credits with net par outstanding of $97.8 million and Category 2 contains 3 credits with net par outstanding of $9.7 million related to Hurricane Katrina.

(2)          Percent total does not add due to rounding.

(3)          The Company’s 2006 reinsurance par outstanding on facultative business is reported on a current quarter basis while 2005 is reported on a one-quarter lag.

	As of December 31, 2005
Description:	Net Par Outstanding(2)	% of Net Par Outstanding	# of Credits in Category	Case Reserves
	($ in millions)
Fundamentally sound risk(1)	$100,951	98.6%
Closely monitored credits:
Category 1	872	0.9%	36	$—
Category 2	433	0.4%	22	—
Category 3	131	0.1%	15	16
Category 4	23	—	11	15
CMC total	1,459	1.4%	84	31
Other below investment grade risk	55	—	103	—
Total	$102,465	100.0%		$31

(1)          As of December 31, 2005, Category 1 contains 4 credits with net par outstanding of $44.8 million and Category 2 contains 7 credits with net par outstanding of $80.6 million related to Hurricane Katrina.

(2)          The Company’s 2006 reinsurance par outstanding on facultative business is reported on a current quarter basis while 2005 is reported on a one-quarter lag.

The following table summarizes movements in CMC exposure by risk category:

Net Par Outstanding	Category 1	Category 2	Category 3	Category 4	Total CMC
	($ in millions)
Balance, December 31, 2005	$872	$433	$131	$23	$1,459
Less: Amortization	211	(20)	46	3	240
Add: Additions from:
First time on CMC	408	3	16	—	427
Upgrades	143	16	—	—	159
Downgrades	—	37	95	2	134
Less: Deletions from:
Upgrades	320	96	71	—	487
Downgrades	37	95	2	—	134
Net Change	(17)	(115)	(8)	(1)	(141)
Balance, December 31, 2006	$855	$318	$123	$22	$1,318

Industry Methodology

The Company’s is aware that there are certain differences regarding the measurement of portfolio loss liabilities among companies in the financial guaranty industry. In January and February 2005, the Securities and Exchange Commission (“SEC”) staff had discussions concerning these differences with a number of industry participants. Based on those discussions, in June 2005, the Financial Accounting standards Board (“FASB”) staff decided additional guidance is necessary regarding financial guaranty contracts. When the FASB staff reaches a conclusion on this issue the Company and the rest of the financial guaranty industry may be required to change some aspects of their loss reserving policies, but the Company cannot currently assess how the FASB or SEC staff’s ultimate resolution of this issue will impact our reserving policy or other balances, i.e., premiums and DAC. Until the issue is resolved, the Company intends to continue to apply its existing policy with respect to the establishment of both case and portfolio reserves.

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

We issue credit derivative financial instruments, which prior to 2004 included a few index based derivative financial instruments, that we view as an extension of our financial guaranty business but which do not qualify for the financial guaranty insurance scope exception under FAS 133 and FAS 149 and therefore are reported at fair value, with changes in fair value included in our earnings.

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

The fair value of these instruments depends on a number of factors including credit spreads, changes in interest rates, recovery rates and the credit ratings of referenced entities. Where available, we use quoted market prices to determine the fair value of these credit derivatives. If the quoted prices are not available, particularly for senior layer collateralized debt obligations (“CDOs”), the fair value is estimated using valuation models for each type of credit protection. These models may be developed by third parties, such as rating agencies, or developed internally based on market conventions for similar transactions, depending on the circumstances. These models and the related assumptions are continuously reevaluated by management and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely market information. The majority of our single name credit derivatives were valued using third party market quotes. These exposures were substantially liquidated in the first quarter of 2005 as we are no longer involved in the single name credit derivatives business. Our exposures to CDOs are typically valued using a combination of rating agency models and internally developed models.

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

The fair value adjustment recognized in our statement of operations for the year ended December 31, 2006 was a $5.5 million gain compared with a $3.5 million loss for the year ended December 31, 2005 and a $52.5 million gain for the year ended December 31, 2004. The 2006 gain of $5.5 million primarily relates to the run-off of transactions and changes in credit spreads, the 2005 loss of $3.5 million primarily relates to the run-off of transactions and a slight widening in investment grade corporate spreads over that period, and the 2004 gain of $52.5 million primarily relates to an approximate 15-20% tightening in credit spreads.

Valuation of Investments

As of December 31, 2006, 2005 and 2004, we had total investments of $2.5 billion, $2.2 billion and $2.1 billion, respectively. The fair values of all of our investments are calculated from independent market quotations.

As of December 31, 2006, approximately 95% of our investments were long-term fixed maturity securities, and our portfolio had an average duration of 3.9 years, compared with 95% and 4.4 years as of December 31, 2005. Changes in interest rates affect the value of our fixed maturity portfolio. As interest rates fall, the fair value of fixed maturity securities increases and as interest rates rise, the fair value of fixed maturity securities decreases.

The following table summarizes the estimated change in fair value net of related income taxes on our investment portfolio as of December 31, 2006 based upon an assumed parallel shift in interest rates across the entire yield curve:

Change in Interest Rates	Estimated Increase (Decrease) in Fair Value
($ in millions)
300 basis point rise	$(280.6)
200 basis point rise	(185.2)
100 basis point rise	(90.5)
100 basis point decline	83.9
200 basis point decline	160.8
300 basis point decline	236.7

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

We did not record any realized losses due to other than temporary declines in 2006, 2005 and 2004.

The following table summarizes the unrealized losses in our investment portfolio by type of security and the length of time such securities have been in a continuous unrealized loss position as of the dates indicated:

	As of December 31, 2006		As of December 31, 2005
Length of Time in Continuous Unrealized Loss Position	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	($ in millions)
Municipal securities
0-6 months	$88.6	$(0.5)	$103.2	$(0.9)
7-12 months	—	—	11.9	(0.3)
Greater than 12 months	24.0	(0.4)	13.1	(0.4)
	112.6	(0.9)	128.2	(1.6)
Corporate securities
0-6 months	47.0	(0.2)	21.4	(0.4)
7-12 months	3.4	—	13.4	(0.2)
Greater than 12 months	48.7	(1.2)	16.8	(0.7)
	99.1	(1.4)	51.6	(1.3)
U.S. Government obligations
0-6 months	20.2	(0.1)	160.5	(0.8)
7-12 months	32.9	(0.4)	8.7	(0.2)
Greater than 12 months	59.2	(0.9)	13.2	(0.4)
	112.3	(1.4)	182.4	(1.4)
Mortgage and asset-backed securities
0-6 months	197.6	(1.7)	318.8	(4.7)
7-12 months	25.6	(0.3)	136.8	(2.6)
Greater than 12 months	382.7	(8.8)	89.7	(2.9)
	605.9	(10.8)	545.3	(10.2)
Total	$929.9	$(14.5)	$907.5	$(14.5)

The following table summarizes the unrealized losses in our investment portfolio by type of security and remaining time to maturity as of the dates indicated:

	As of December 31, 2006		As of December 31, 2005
Remaining Time to Maturity	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	($ in millions)
Municipal securities
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	26.2	(0.1)	0.3	—
Due after five years through ten years	43.2	(0.5)	60.1	(1.2)
Due after ten years	43.2	(0.3)	67.8	(0.4)
	112.6	(0.9)	128.2	(1.6)
Corporate securities
Due in one year or less	13.0	—	—	—
Due after one year through five years	55.1	(0.9)	44.3	(1.0)
Due after five years through ten years	25.1	(0.2)	4.2	—
Due after ten years	5.9	(0.3)	3.1	(0.3)
	99.1	(1.4)	51.6	(1.3)
U.S. Government obligations
Due in one year or less	8.6	(0.1)	57.8	(0.2)
Due after one year through five years	11.9	(0.1)	39.5	(0.3)
Due after five years through ten years	42.9	(0.5)	45.2	(0.6)
Due after ten years	48.9	(0.7)	39.9	(0.3)
	112.3	(1.4)	182.4	(1.4)
Mortgage and asset-backed securities	605.9	(10.8)	545.3	(10.2)
Total	$929.9	$(14.5)	$907.5	$(14.5)

The following table summarizes, for all securities sold at a loss through December 31, 2006 and 2005, the fair value and realized loss by length of time such securities were in a continuous unrealized loss position prior to the date of sale:

	Year Ended December 31,
	2006		2005
Length of Time in Continuous Unrealized Loss Position Prior to Sale	Estimated Fair Value	Gross Realized Losses	Estimated Fair Value	Gross Realized Losses
	($ in millions)
Municipal securities
0-6 months	$34.5	$(0.2)	$20.8	$—
7-12 months	22.8	(0.5)	5.5	(0.1)
Greater than 12 months	14.0	(0.6)	13.8	(0.4)
	71.3	(1.3)	40.1	(0.5)
Corporate securities
0-6 months	—	—	5.3	—
7-12 months	—	—	9.4	(0.2)
Greater than 12 months	2.0	(0.1)	14.1	(0.5)
	2.0	(0.1)	28.8	(0.7)
U.S. Government securities
0-6 months	152.2	(2.1)	149.1	(1.0)
7-12 months	80.2	(0.7)	21.3	(0.2)
Greater than 12 months	7.1	—	0.1	—
	239.5	(2.8)	170.5	(1.2)
Mortgage and asset-backed securities
0-6 months	31.0	(0.2)	31.0	(0.3)
7-12 months	9.1	(0.1)	6.7	(0.1)
Greater than 12 months	—	—	10.0	(0.4)
	40.1	(0.3)	47.7	(0.8)
Total	$352.9	$(4.5)	$287.1	$(3.2)

Premium Revenue Recognition

Premiums are received either upfront or in installments. Upfront premiums are earned in proportion to the expiration of the amount at risk. Each installment premium is earned ratably over its installment period, generally one year or less. Premium earnings under both the upfront and installment revenue recognition methods are based upon and are in proportion to the principal amount guaranteed and therefore result in higher premium earnings during periods where guaranteed principal is higher. For insured bonds for which the par value outstanding is declining during the insurance period, upfront premium earnings are greater in the earlier periods thus matching revenue recognition with the underlying risk. For the years ended December 31, 2006, 2005 and 2004, approximately 58%, 49% and 66%, respectively, of our gross written premiums were received upfront, and 42%, 51% and 34%, respectively, were received in installments. The premiums are allocated in accordance with the principal amortization schedule of the related bond issue and are earned ratably over the amortization period. When an insured issue is retired early, is called by the issuer, or is in substance paid in advance through a refunding accomplished by placing U.S. Government securities in escrow, the remaining unearned premium reserves are earned at that time. Unearned premium reserves represent the portion of premiums written that is applicable to the unexpired amount at risk of insured bonds.

In our reinsurance businesses, we estimate the ultimate written and earned premiums to be received from a ceding company at the end of each quarter and the end of each year because some of our ceding companies report premium data anywhere from 30 to 90 days after the end of the relevant period. Written premiums reported in our statement of operations are based upon reports received from ceding companies supplemented by our own estimates of premium for which ceding company reports have not yet been received. As of December 31, 2006, 2005 and 2004 the assumed premium estimate and related ceding commissions included in our consolidated financial statements are $25.1 million and $7.9 million, $14.3 million and $4.5 million and $30.4 million and $9.7 million, respectively. Key assumptions used to arrive at management’s best estimate of assumed premiums are premium amounts reported historically and informal communications with ceding companies. Differences between such estimates and actual amounts are recorded in the period in which the actual amounts are determined. Historically, the differences have not been material. We do not record a provision for doubtful accounts related to our assumed premium estimate. Historically there have not been any material issues related to the collectibility of assumed premium. No provision for doubtful accounts related to our premium receivable was recorded for 2006, 2005 or 2004.

Deferred Acquisition Costs

Acquisition costs incurred, other than those associated with credit derivative products, that vary with and are directly related to the production of new business are deferred and amortized in relation to earned premiums. These costs include direct and indirect expenses such as ceding commissions, brokerage expenses and the cost of underwriting and marketing personnel. As of December 31, 2006 and 2005, we had deferred acquisition costs of $217.0 million and $193.4 million, respectively. Ceding commissions paid to primary insurers are the largest component of deferred acquisition costs, constituting 69% and 73% of total deferred acquisition costs as of December 31, 2006 and 2005, respectively. Management uses its judgment in determining what types of costs should be deferred, as well as what percentage of these costs should be deferred. We annually conduct a study to determine which operating costs vary with, and are directly related to, the acquisition of new business and qualify for deferral. Ceding commissions received on premiums we cede to other reinsurers reduce acquisition costs. Anticipated losses, LAE and the remaining costs of servicing the insured or reinsured business are considered in determining the recoverability of acquisition costs. Acquisition costs associated with credit derivative products are expensed as incurred. When an insured issue is retired early, as discussed in the Premium Revenue Recognition section of these Critical Accounting Estimates, the remaining related deferred acquisition cost is expensed at that time.

Deferred Income Taxes

As of December 31, 2006 and 2005, we had a net deferred income tax liability of $39.9 million and $26.6 million, respectively. Certain of our subsidiaries are subject to U.S. income tax. Deferred income tax assets and liabilities are established for the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Such temporary differences relate principally to deferred acquisition costs, reserves for losses and LAE, unearned premium reserves, net operating loss carryforwards (“NOLs”), unrealized gains and losses on investments and derivative financial instruments and statutory contingency reserves. A valuation allowance is recorded to reduce a deferred tax asset to the amount that in management’s opinion is more likely than not to be realized.

As of December 31, 2006, Assured Guaranty Re Overseas Ltd. (“AGRO”) had a stand alone NOL of $50.0 million, compared with $59.2 million as of December, 31, 2005, which is available to offset its future U.S. taxable income. The Company has $29.3 million of this NOL available through 2017 and $20.7 million available through 2023. AGRO’s stand alone NOL is not permitted to offset the income of any other members of AGRO’s consolidated group due to certain tax regulations. Under applicable accounting rules, we are required to establish a valuation allowance for NOLs that we believe are more likely than not to expire before utilized. Management believes it is more likely than not that $20.0 million of AGRO’s $50.0 million NOL will not be utilized before it expires and has established a $7.0 million valuation allowance related to the NOL deferred tax asset. The valuation allowance is subject to considerable judgment, is reviewed quarterly and will be adjusted to the extent actual taxable income differs from estimates of future taxable income that may be used to realize NOLs or capital losses.

Accounting for Share-Based Compensation

Prior to January 1, 2006, we accounted for our share-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations, as permitted by FAS No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). During the years ended December 31, 2005 and 2004, we recorded no share-based employee compensation expense for options granted under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (the “Incentive Plan”) as all options granted under that plan had exercise prices equal to the fair market value of our common stock on the date of grant. Also, during the year ended December 31, 2005, we recorded no compensation expense in connection with the Assured Guaranty Ltd. Employee Stock Purchase Plan (the “Stock Purchase Plan”) as the purchase price of the stock was not less than 85% of the lower of the fair market value of our common stock at the beginning of each offering period or at the end of each purchase period. In accordance with FAS 123 and FAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“FAS 148”) we disclosed our net income and earnings per share as if we had applied the fair value-based method in measuring compensation expense for our share-based incentive programs.

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

As a result of adopting FAS 123R on January 1, 2006, the Company’s 2006 income before income taxes and net income are $4.9 million and $4.0 million lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for 2006 were both $0.05 lower, respectively, than if the Company had continued to account for share-based compensation under APB 25. In addition, the Company capitalized $2.6 million, $1.1 million and 0.8 million in 2006, 2005 and 2004, respectively, of share-based compensation as DAC. Because we elected to use the modified prospective transition method, results for prior periods have not been restated.

The following table presents pre-DAC and pre-tax, share-based compensation cost by share-based expense type:

	Year Ended December 31,
	2006	2005	2004(1)
	(in thousands of U.S. dollars)
Share-Based Employee Compensation Cost
Restricted Stock
Recurring amortization	$7,676	$5,481	$2,674
Accelerated amortization for retirement eligible employees	1,534	—	—
Subtotal	9,210	5,481	2,674
Stock Options
Recurring amortization	3,581	—	—
Accelerated amortization for retirement eligible employees	655	—	—
Subtotal	4,236	—	—
ESPP	125	—	—
Total Share-Based Employee Compensation Cost	13,571	5,481	2,674
Share-Based Directors Compensation Cost
Restricted Stock	289	275	184
Restricted Stock Units	843	663	420
Total Share-Based Directors Compensation Cost	1,132	938	604
Total Share-Based Compensation Cost	$14,703	$6,419	$3,278

(1)          2004 excludes $0.6 million of share-based cost recognized for ACE restricted stock.

At December 31, 2006, there was $19.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of 1.4 years. As a result of the adoption of FAS 123R, the income tax effects of compensatory stock options are included in the computation of the income tax expense (benefit), and deferred tax assets and liabilities, subject to certain prospective adjustments to shareholders’ equity for the differences between the income tax effects of expenses recognized in the results of operations and the related amounts deducted for income tax purposes. Prior to the adoption of FAS 123R, the tax benefits relating to the income tax deductions for compensatory stock options were recorded directly to shareholders’ equity.

The weighted-average grant-date fair value of options granted were $6.71, $4.63 and $4.00 for the years ended December 31, 2006, 2005 and 2004, respectively. The fair value of options issued is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants in 2006, 2005 and 2004:

	2006	2005	2004
Dividend yield	0.5%	0.7%	0.7%
Expected volatility	20.43%	20.80%	17.03%
Risk free interest rate	4.6%	4.1%	4.4%
Expected life	5 years	5 years	5 years
Forfeiture rate	6.0%	6.0%	6.0%

These assumptions were based on the following:

•       The expected dividend yield is based on the current expected annual dividend and share price on the grant date,

•       Expected volatility is estimated at the date of grant based on the historical share price volatility, calculated on a daily basis,

•       The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term to the granted stock options,

•       The expected life is based on the average expected term of our guideline companies, which are defined as similar or peer entities, since the Company has insufficient expected life data,

•       The forfeiture rate is based on the rate used by our guideline companies, since the Company has insufficient forfeiture data. Estimated forfeitures will be reassessed at each balance sheet date and may change based on new facts and circumstances.

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

Consolidated Results of Operations

The following table presents summary consolidated results of operations data for the years ended December 31, 2006, 2005 and 2004.

	Year Ended December 31,(1)
	2006	2005	2004
	($ in millions)
Revenues:
Gross written premiums	$325.7	$252.1	$190.9
Net written premiums	318.7	217.3	79.6
Net earned premiums	206.7	198.7	187.9
Net investment income	111.5	96.8	94.8
Net realized investment (losses) gains	(2.0)	2.2	12.0
Unrealized gains (losses) on derivative financial instruments	5.5	(3.5)	52.5
Other income	0.4	0.2	0.8
Total revenues	322.1	294.5	347.9
Expenses:
Loss and loss adjustment expenses	(6.6)	(69.6)	(32.0)
Profit commission expense	9.5	12.9	15.5
Acquisition costs	45.0	45.3	50.9
Operating expenses	68.0	59.0	67.8
Other expenses	16.3	17.3	12.3
Total expenses	132.1	64.9	114.6
Income before provision for income taxes	190.0	229.6	233.3
Provision for income taxes	30.2	41.2	50.5
Net income	$159.7	$188.4	$182.8
Underwriting gain (loss) by segment(2):
Financial guaranty direct	$30.8	$26.1	$27.6
Financial guaranty reinsurance	30.0	111.4	49.0
Mortgage guaranty	16.7	11.1	26.7
Other	13.5	2.4	(6.7)
Total	$91.0	$151.1	$97.0

(1)          Some amounts may not add due to rounding.

(2)          Prior year segment amounts have been adjusted to reflect current year operating expense allocations for comparability purposes.

We organize our business around four principal business segments: financial guaranty direct, financial guaranty reinsurance, mortgage guaranty and other. There are a number of lines of business that we have exited as part of our April 2004 IPO, which are included in the other segment. However, the results of these businesses are reflected in the above numbers. These businesses include equity layer credit protection, trade credit reinsurance, title reinsurance and auto residual value reinsurance.

Net Income

Net income was $159.7 million, $188.4 million and $182.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. Included in 2006 net income are increased underwriting gains of $4.7 million, $5.6 million and $11.1 million from our financial guaranty direct, mortgage guaranty and other segments, respectively, compared with 2005. The $4.7 million increase in our financial guaranty direct segment is attributable to greater market penetration as we continue to implement our direct business strategy. The mortgage guaranty segment increase is primarily due to $4.7 million of net earned premiums recognized upon the termination of certain mortgage guaranty transactions during 2006. The increase of $11.1 million in our other segment is due to a greater amount of loss recoveries received in 2006 compared with 2005. Our financial guaranty reinsurance segment decreased $81.4 million in 2006 compared with 2005 primarily due to $71.0 million of loss recoveries in 2005. These loss recoveries resulted from reinsurance of financial guaranty policies that insured certain investments in securities issued by entities related to Commercial Financial Services, Inc. (“CFS”). In addition to our business segment activity, 2006 net investment income increased $14.7 million compared with 2005, due to increasing investment yields during the year, combined with an increase in invested assets due to positive operating cash flows. Also, 2006 income tax expense decreased to $30.2 million compared with $41.2 million in 2005, as 2005 included $24.9 million of income tax expense related to the $71.0 million loss recoveries in 2005.

The increase of $5.6 million in 2005 compared with 2004 is primarily due to an underwriting gain of $151.1 million in 2005, representing a $54.1 million increase compared with the $97.0 million underwriting gain in 2004 attributable to the $71.0 million of loss recoveries discussed above. This underwriting gain was offset by a $56.0 million decline in unrealized (losses) gains on derivative financial instruments which were $(3.5) million in 2005, compared with $52.5 million in 2004. Also contributing to the increase was a $9.3 million reduction in our income tax provision which was $41.2 million in 2005, compared with $50.5 million in 2004, primarily attributable to the relative distribution of taxable income across our taxable and non-taxable jurisdictions.

Gross Written Premiums

	Year Ended December 31,
Gross Written Premiums	2006	2005	2004
	($ in millions)
Financial guaranty direct	$189.2	$96.2	$80.8
Financial guaranty reinsurance	123.9	98.0	160.3
Mortgage guaranty	8.4	25.7	24.4
Total financial guaranty gross written premiums	321.6	219.9	265.5
Other	4.1	32.2	(74.6)
Total gross written premiums	$325.7	$252.1	$190.9

Gross written premiums for the year ended December 31, 2006 were $325.7 million compared with $252.1 million for the year ended December 31, 2005, an increase of $73.6 million, or 29%. Our 2006 financial guaranty direct results include upfront gross written premiums of $63.0 million from our international business. 2005 did not include any such premiums. Our U.S. public finance business contributed $35.6 million in upfront gross written premiums for 2006 compared with $20.0 million for the same period last year. Our financial guaranty reinsurance segment increased $25.9 million in 2006 compared with 2005 due to increased upfront treaty and facultative assumed premiums in 2006, whereas 2005 had more installment treaty premiums. In addition, in 2005, Financial Security Assurance Inc. (“FSA”) reassumed from Assured Guaranty Re Ltd. (“AG Re”) $18.4 million of healthcare related business (“FSA transaction”). Gross written premiums for 2006 in our mortgage guaranty segment decreased $17.3 million compared with 2005, primarily attributable to a single transaction executed in 2005 which contributed $16.3 million to gross written premiums.

Gross written premiums for the year ended December 31, 2005 were $252.1 million compared with $190.9 million for the year ended December 31, 2004, an increase of $61.2 million, or 32%. Gross written premiums from our financial guaranty operations decreased $45.6 million in 2005 compared with 2004. The financial guaranty direct segment increased $15.4 million in 2005 compared with 2004 primarily due to a $16.1 million increase in public finance transactions which are generally received upfront. This increase was offset by decreased business in our financial guaranty reinsurance segment attributable to one cedant relationship that was terminated and business from a second cedant that was decreased, effective July 1, 2004 and to FSA reassuming from AG Re $18.4 million of healthcare related business during 2005. Offsetting the decreased gross written premium from our financial guaranty operations was an increase of $106.8 million in 2005 compared with 2004 in our other segment. The increase was due to $25.8 million in gross written premium in 2005, which was immediately retroceded to a subsidiary of ACE Limited (“ACE”), our former parent, as part of a pre-IPO reinsurance agreement under which we provided reinsurance to CGA Group Ltd. (“CGA”) and retroceded 100% of this exposure to that ACE subsidiary. In addition, 2004 gross premiums written were reduced $97.8 million, as part of the IPO due to the unwinding of equity layer credit protection products.

Net Earned Premiums

	Year Ended December 31,
Net Earned Premiums	2006	2005	2004
	($ in millions)
Financial guaranty direct	$89.7	$74.5	$88.8
Financial guaranty reinsurance	94.4	105.6	114.4
Mortgage guaranty	22.7	18.6	33.7
Total financial guaranty net earned premiums	206.7	198.7	236.8
Other	—	—	(48.9)
Total net earned premiums	$206.7	$198.7	$187.9

Net earned premiums for the year ended December 31, 2006 increased $8.0 million, or 4%, compared with the year ended December 31, 2005. Net earned premiums from our financial guaranty direct operations increased to $89.7 million in 2006 compared with $74.5 million in 2005, as our direct written premiums have increased as a result of greater market penetration, resulting in increased net earned premiums. Our financial guaranty reinsurance segment decreased $11.2 million in 2006 compared with 2005 due to the non-renewal of certain treaties.

Net earned premiums for the year ended December 31, 2005 increased by $10.8 million, or 6%, compared with the year ended December 31, 2004. Financial guaranty net earned premiums decreased $38.1 million in 2005 compared with 2004, due to a $14.3 million decline in the financial guaranty direct segment, which included $24.2 million of net earned premium related to the unwinding of a transaction in 2004 and a $15.1 million decrease in our mortgage guaranty segment, reflecting the run-off of our quota share treaty business. This decrease was offset by an increase of $48.9 million in our other segment in 2004, attributable to the retrocession in 2004 of lines of business that we no longer underwrite.

Net Investment Income

Net investment income was $111.5 million, $96.8 million and $94.8 million and had pre-tax yields to maturity of 5.1%, 4.9% and 4.8% for the years ended December 31, 2006, 2005 and 2004, respectively. The increase in net investment income in 2006 compared with 2005 was due to increasing investment yields during the year, combined with increased invested assets due to positive operating cash flows. The increase in net investment income in 2005 compared with 2004 was due to the increase in investment yields as well as an increase in our invested assets during the year.

Net Realized Investment (Losses) Gains

Realized gains and losses are determined using the specific identification method and are credited or charged to income. Net realized investment (losses) gains, principally from the sale of fixed maturity securities, were $(2.0) million, $2.2 million and $12.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. In addition to (losses) gains from the sale of fixed maturity securities, 2004 included realized gains of $6.0 million as a result of investments sold in connection with a commutation settlement of a residual value transaction. Also included in net realized investment gains for 2004 was a write down of $1.3 million related to the Company’s exited title reinsurance business. The Company had no write downs of investments for other than temporary impairment losses in 2006, 2005 or 2004. Net realized investment (losses) gains, net of related income taxes, were $(1.5) million, $1.8 million and $7.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Unrealized Gains (Losses) on Derivative Financial Instruments

Derivative financial instruments are recorded at fair value as required by FAS 133 and FAS 149. However, as explained under “—Critical Accounting Estimates,” we record part of the change in fair value in the loss and LAE reserves as well as in unearned premium reserves. The fair value adjustment for the year ended December 31, 2006 was a $5.5 million gain compared with a $3.5 million loss for the year ended December 31, 2005 and a $52.5 million gain for the same period in 2004. The fair value change of $5.5 million for 2006 is related to many factors but primarily due to run-off of transactions and tightening in credit spreads. The 2005 loss of $3.5 million primarily relates to the run-off of transactions and a slight widening in investment grade corporate spreads. The 2004 gain of $52.5 million primarily relates to an approximate 15-20% tightening in credit spreads.

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

Loss and Loss Adjustment Expenses

	Year Ended December 31,
Loss and Loss Adjustment Expenses	2006	2005	2004
	($ in millions)
Financial guaranty direct	$(2.0)	$(2.2)	$14.8
Financial guaranty reinsurance	13.1	(61.3)	15.4
Mortgage guaranty	(4.4)	(3.7)	(11.9)
Total financial guaranty loss and loss adjustment expenses	6.7	(67.2)	18.3
Other	(13.5)	(2.4)	(50.3)
Total loss and loss adjustment expenses	$(6.8)	$(69.6)	$(32.0)

Loss and LAE for the years ended December 31, 2006, 2005 and 2004 were $(6.8) million, $(69.6) million and $(32.0) million, respectively. In 2006, the financial guaranty direct segment had loss and loss adjustment expenses of  $(2.0) million mainly due to a $4.8 million  release of portfolio reserves primarily as a result of the early termination of 20 swap transactions based on the counterparties right to terminate and transaction run-off offset by an increase of $4.5 million associated with the increase in net earned premiums and downgrades of a sub-prime mortgage transaction. 2006 case loss reserves include a net recovery of $1.6 million relating to the settlement of a sub-prime mortgage transaction. The financial guaranty reinsurance segment had loss and loss adjustment expenses of $13.1 million due to $6.8 million of net case loss and LAE reserve additions, primarily related to the ratings downgrade of a U.S. public infrastructure transaction as well as other asset backed securities and  a $1.6 million write-down of expected litigation recoveries, reported from a cedant. These recoveries were established in 1998 from a bankruptcy estate. In addition, the Company increased portfolio reserves $6.2 million primarily due to the ratings downgrade of a European infrastructure transaction and management updating its rating agency default statistics, as part of our normal portfolio reserve process and due to the rating downgrade of various credits.  The other segment includes $(13.5) million of loss recoveries from third party litigation settlements.

Included in 2005 financial guaranty direct results, is a reduction of $7.0 million in portfolio reserves attributable to changes in credit quality and from continued runoff from maturing CDO exposures, as well as management updating its loss reserving data, as part of our normal portfolio reserve process, to include the most current rating agency default studies, primarily offset by $4.5 million of incurred case reserve activity. The financial guaranty reinsurance segment included $71.0 million in loss recoveries from a third party litigation settlement agreement, with two parties, relating to a reinsurance claim incurred in 1998 and 1999. This recovery was offset by an addition to loss reserves of $6.0 million, consisting of a $10.4 million addition to case reserves and a reduction of $4.4 million to portfolio reserves due to a reinsurance client ceding losses on two Northwest Airlines Enhanced Equipment Trust Certificate (EETC) credits with net par outstanding of $66.1 million. Our other segment in 2005 was impacted by the commutation and retrocession of certain lines of business that we no longer underwrite as well as a $2.4 million recovery related to the equity layer credit protection business.

Included in 2004 financial guaranty direct results is $12.3 million related to the closing out of transaction types that we no longer underwrite. The 2004 financial guaranty reinsurance segment included a $3.7 million addition in portfolio reserves as a result of credit downgrades. In addition, during 2004 management updated its loss estimates for the mortgage guaranty segment resulting in a release of reserves, as a result of changes in our statistical assumptions driven by the completion of a rating agency review of our book of business during the year coupled with favorable loss development related to older experience rated quota share contracts, which were running off. Our other segment included $(50.3) million in 2004, as a result of exiting those lines of business we no longer underwrite.

Profit Commission Expense

Profit commissions, which are primarily related to our mortgage guaranty segment, allow the ceding company to share favorable experience on a reinsurance contract due to lower than expected losses. Expected or favorable loss development generates profit commission expense, while the inverse occurs on unfavorable loss development. Portfolio reserves are not a component of these profit commission calculations. In future years the primary component of profit commissions will be from the FSA transaction, discussed earlier. For the years ended December 31, 2006, 2005 and 2004 profit commissions were $9.5 million, $12.9 million and $15.5 million, respectively. The decrease in profit commission expense for 2006 compared with 2005 is due to the run-off of mortgage guaranty experience rated quota share treaties, which have a large profit commission component. Also adding to the decrease is a particular financial guaranty reinsurance treaty, that contains a profit commission component, that had reduced net earned premiums associated with it in 2006. Not all treaties in our financial guaranty reinsurance segment have a profit commission component. The decrease in profit commission expense for 2005 compared with 2004 is also primarily due to the run-off of mortgage guaranty experience rated quota share treaties, which have a large profit commission component.

Acquisition Costs

Acquisition costs primarily consist of ceding commissions, brokerage fees and operating expenses that are related to the acquisition of new business. Acquisition costs that vary with and are directly related to the acquisition of new business are deferred and amortized in relation to earned premium. For the years ended December 31, 2006, 2005 and 2004, acquisition costs incurred were $45.0 million, $45.3 million and $50.9 million, respectively. The decrease of $0.3 million in 2006 compared with 2005 is primarily related to a greater portion of 2006 earned premium, compared with 2005, coming from our financial guaranty direct business, which has no ceding commission. The decrease of $5.6 million in 2005 compared with 2004 is primarily related to $3.9 million of acquisition costs incurred in our other segment in 2004. There were no acquisition costs incurred in our other segment during 2005.

Operating Expenses

For the years ended December 31, 2006, 2005 and 2004, operating expenses were $68.0 million, $59.0 million and $67.8 million, respectively. The increase for 2006 compared with 2005 was primarily due to staff additions and merit increases as well as the recognition of stock option expense and the accelerated vesting of restricted stock grants for retirement eligible employees as required by FAS 123R, which the Company adopted on January 1, 2006. The decrease for 2005 compared with 2004 was primarily due to the accelerated vesting of $11.3 million of employee stock awards which occurred as part of the IPO, offset by expenses associated with maintaining a holding company platform during all of 2005. The holding company was not activated until April 28, 2004, the date of the IPO.

Other Expenses

For the years ended December 31, 2006, 2005 and 2004, other expenses were $16.3 million, $17.3 million and $12.3 million, respectively. 2006 includes $2.5 million of put option premiums associated with Assured Guaranty Corp.’s (“AGC”) $200.0 million committed capital securities and $13.4 million of  interest expense, net of amortization of our cash flow hedge, related to the issuance of our 7% Senior Notes in May 2004. The coupon on the Senior Notes is 7.0%, however, the effective rate is approximately 6.4%, taking into account the effect of a cash flow hedge executed by the Company in March 2004. In addition, 2006 includes $0.3 million of interest expense related to the issuance of our 6.40% Series A Enhanced Junior Subordinated Debentures in December 2006. 2005 is comprised of  $2.0 million of investment banking fees and $1.7 million of put option premiums associated with the committed capital securities.  Other expenses for 2005 also included $13.4 million of interest expense, net of amortization of our cash flow hedge, associated with our Senior Notes. The 2004 expense is related to the issuance of our 7% Senior Notes in May 2004 and the $1.6 million write off of goodwill in our other segment. This amount is related to the trade credit business which we exited as part of the IPO.

Income Tax

For the years ended December 31, 2006, 2005 and 2004, income tax expense was $30.2 million, $41.2 million and $50.5 million and our effective tax rate was 15.9%, 17.9% and 21.7% for the years ended December 31, 2006, 2005 and 2004, respectively. Our effective tax rates reflect the proportion of income recognized by each of our operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 35%, UK subsidiaries taxed at the UK marginal corporate tax rate of 30%, and no taxes for our Bermuda holding company and subsidiaries. Accordingly, our overall corporate effective tax rate fluctuates based on the distribution of taxable income across these jurisdictions. 2006 includes $4.7 million of income tax expense related to the $13.5 million of loss recoveries from third party litigation settlements related to the equity layer credit protection business. 2005 included $24.9 million of income tax expense related to the $71.0 million loss recoveries mentioned above,  partially offset by a $7.8 million tax benefit from a transaction in which AGC and AG Re entered into a reinsurance agreement with FSA pursuant to which substantially all of FSA’s financial guaranty risks previously ceded to AGC (the “Ceded Business”) was assumed by AG Re. This agreement was effective as of January 1, 2005 and is consistent with the Company’s IPO strategy of AGC ceasing to write new reinsurance business and transferring its existing reinsurance business to AG Re to optimize capital utilization. In connection with the transaction, AGC transferred liabilities of $169.0 million, consisting primarily of unearned premium reserves. Since this transaction transferred unearned premium reserve from AGC, a U.S. tax paying entity, to AG Re, a non-U.S. tax paying entity, the Company released a deferred tax liability related to differences between the book and tax carrying amounts of unearned premium reserves which resulted in a $7.8 million tax benefit.

Segment Results of Operations

Our financial results include four principal business segments: financial guaranty direct, financial guaranty reinsurance, mortgage guaranty and other. Management uses underwriting gains and losses as the primary measure of each segment’s financial performance. Underwriting gain or loss includes net earned premiums, loss and loss adjustment expenses, profit commission expense, acquisition costs and operating expenses that are directly related to the operations of our insurance businesses. This measure excludes certain revenue and expense items, such as net investment income, realized investment gains and losses, unrealized gains and losses on derivative financial instruments, and interest expense, that are not directly related to the underwriting performance of our insurance operations, but are included in net income. For the year ended December 31, 2004 our segment results exclude $11.3 million of operating expenses related to the accelerated vesting of stock awards at the IPO date.

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

The table below summarizes the financial results of our financial guaranty direct segment for the periods presented:

	Year Ended December 31,
	2006	2005	2004
	($ in millions)
Gross written premiums	$189.2	$96.2	$80.8
Net written premiums	187.0	93.9	77.7
Net earned premiums	89.7	74.5	88.8
Loss and loss adjustment expenses	(2.0)	(2.2)	14.8
Profit commission expense	—	—	—
Acquisition costs	8.5	6.3	4.5
Operating expenses	52.3	44.3	41.8
Underwriting gain	$30.8	$26.1	$27.6
Loss and loss adjustment expense ratio	(2.2)%	(2.9)%	16.7%
Expense ratio	67.8%	67.8%	52.2%
Combined ratio	65.6%	64.9%	68.9%

	Year Ended December 31,
Gross Written Premiums	2006	2005	2004
	($ in millions)
Public finance	$100.4	$21.1	$5.9
Structured finance	88.8	75.1	74.9
Total	$189.2	$96.2	$80.8

The financial guaranty direct segment contributed $189.2 million, $96.2 million and $80.8 million to overall gross written premiums, for the years ended December 31, 2006, 2005 and 2004, respectively. The 2006 financial guaranty direct segment includes upfront gross written premiums of $63.0 million from our international business. 2005 did not include any upfront gross written premium from our international business. Our U.S. public finance business contributed $35.6 million in upfront gross written premiums for 2006 compared with $20.0 million for the same period last year. The $15.4 million increase in 2005 compared with 2004 is primarily due to a $16.1 million increase in public finance transactions, reflecting the execution of our direct business plan.

Generally, gross and net written premiums from the structured finance and credit derivative markets have been received on an installment basis, while the public finance market premium is generally received upfront. In 2006, 2005 and 2004, installment premiums represented 48%, 79% and 93% of gross written premiums in this segment, or $90.1 million, $75.9 million and $75.1 million, respectively. The contribution of upfront premiums to gross written premiums were 52%, 21% and 7% of gross written premiums, or $99.1 million, $20.3 million and $5.7 million in 2006, 2005 and 2004, respectively.

	Year Ended December 31,
Net Written Premiums	2006	2005	2004
	($ in millions)
Public finance	$100.4	$21.1	$5.9
Structured finance	86.6	72.8	71.8
Total	$187.0	$93.9	$77.7

For the years ended December 31, 2006, 2005 and 2004, net written premiums were $187.0 million, $93.9 million and $77.7 million, respectively. The variances in net written premiums are consistent with the variances in gross written premiums as we typically retain a substantial portion of this business.

	Year Ended December 31,
Net Earned Premiums	2006	2005	2004
	($ in millions)
Public finance	$6.7	$2.2	$0.5
Structured finance	83.0	72.3	88.3
Total	$89.7	$74.5	$88.8

Net earned premiums for the years ended December 31, 2006, 2005 and 2004, were $89.7 million, $74.5 million and $88.8 million, respectively. The increase of $15.2 million in net earned premiums in 2006 compared with 2005 reflects our increased market penetration, which has generated additional net written premiums and in-force business, discussed above. These components contributed to the increased net earned premium. The decrease of $14.3 million in net earned premiums in 2005 compared with 2004 is due to $24.2 million of net earned premiums in 2004 related to the close out of a transaction in which we no longer participate, offset by new business.

Loss and loss adjustment expenses were $(2.0) million, $(2.2) million and $14.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. Our loss and loss adjustment expenses are affected by changes in the mix, size and credit trends in our book of business, and by changes in our reserves for loss and loss adjustment expenses for prior periods. The loss ratios for the years ended December 31, 2006, 2005 and 2004 were (2.2)%, (2.9)% and 16.7%, respectively. 2006 includes a $4.8 million release of portfolio reserves primarily as a result of the early termination of 20 swap transactions based on the counterparties right to terminate and transaction run-off offset by an increase of $4.5 million associated with the increase in par in force and related net earned premiums and downgrades to sub-prime mortgage transactions. Case loss reserves for 2006 include a net recovery of $1.6 million relating to the settlement of a sub-prime mortgage transaction.

Portfolio reserves for 2005 were reduced $7.0 million, attributable to changes in credit quality and from continued runoff from maturing CDO exposures, as well as management updating its loss reserving data, as part of our normal portfolio reserve process, to include the most current rating agency default studies. Primarily offsetting this portfolio reserve decrease was an addition of $4.5 million in case reserves for a specific mortgage transaction executed in 2002, consisting of sub-prime mortgages originated in 2000.

For the years ended December 31, 2006, 2005 and 2004, acquisition costs incurred were $8.5 million, $6.3 million and $4.5 million, respectively. 2006 acquisition costs incurred increased $2.2 million compared with 2005 which is consistent with the increase in net earned premium. 2005 acquisition costs incurred increased $1.8 million compared with 2004. The increase in acquisition costs incurred over the period is directly related to the increase in net earned premium excluding the $24.2 million of net earned premium in 2004, due to the close out of a transaction noted earlier, which had an immaterial amount of acquisition costs associated with it.

Operating expenses for the years ended December 31, 2006, 2005 and 2004 were $52.3 million, $44.3 million and $41.8 million, respectively. During 2006, the Company implemented a new operating expense allocation methodology to more closely allocate expenses to the individual operating segments. This new methodology was based on a comprehensive study and is based on departmental time estimates and headcount. 2005 and 2004 amounts have been reclassified to show this new methodology on a comparative basis. The increase in operating expenses for 2006 compared with 2005 is attributable to increased staff additions and merit increases as well as the recognition of stock option expense and the accelerated vesting of restricted stock grants for retirement eligible employees as required by FAS 123R, which the Company adopted on January 1, 2006. The increase during 2005 compared with 2004 was primarily due to salary and related expenses as the Company increased staffing levels to meet its business needs.

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

The table below summarizes the financial results of our financial guaranty reinsurance segment for the periods presented:

	Year Ended December 31,
	2006	2005	2004
	($ in millions)
Gross written premiums	$123.9	$98.0	$160.3
Net written premiums	123.2	97.8	160.1
Net earned premiums	94.4	105.6	114.4
Loss and loss adjustment expenses	13.1	(61.3)	15.4
Profit commission expense	2.7	4.8	1.1
Acquisition costs	34.1	36.9	38.8
Operating expenses	14.5	13.8	10.1
Underwriting gain	$30.0	$111.4	$49.0
Loss and loss adjustment expense ratio	13.9%	(58.1)%	13.5%
Expense ratio	54.3%	52.5%	43.7%
Combined ratio	68.2%	(5.6)%	57.2%

	Year Ended December 31,
Gross Written Premiums	2006	2005	2004
	($ in millions)
Public finance	$92.2	$62.9	$118.9
Structured finance	31.7	35.1	41.4
Total	$123.9	$98.0	$160.3

Gross written premiums for our financial guaranty reinsurance segment include upfront premiums on transactions underwritten during the period, plus installment premiums on business primarily underwritten in prior periods. Consequently, this amount is affected by changes in the business mix between public finance and structured finance. For the years ended December 31, 2006, 2005 and 2004, 68%, 52% and 68%, respectively, of gross written premiums in this segment were upfront premiums and 32%, 48% and 32%, respectively, were installment premiums.

Gross written premiums for the years ended December 31, 2006, 2005 and 2004 were $123.9 million, $98.0 million and $160.3 million, respectively. The 2006 increase of $25.9 million, or 26%, compared with 2005 is attributable to FSA reassuming $18.4 million of healthcare related reinsurance business from AG Re in 2005 and to greater facultative business. 2005 gross written premiums decreased $62.3 million, or 39%, compared with 2004 primarily due to one cedant relationship that was terminated and business from a second cedant that was decreased, effective July 1, 2004. Further reducing 2005 gross written premium is the FSA transaction of $18.4 million discussed earlier.

The following table summarizes the Company’s reinsurance gross written premiums by significant client:

	Year Ended December 31,
Gross Written Premiums by Client	2006	2005	2004
	($ in millions)
Financial Security Assurance Inc.(1)	$57.5	$45.3	$79.8
Ambac Assurance Corporation(2)	23.6	32.8	37.4
Financial Guaranty Insurance Company	21.1	10.5	0.9
MBIA Insurance Corporation	10.5	15.5	28.3

(1)          2005 does not include $18.4 million of reassumed premiums related to the Company’s healthcare business.

(2)          On April 20, 2005, Ambac Assurance Corporation provided notice of a non-renewal of the quota share treaty on a run-off basis, effective July 1, 2006.

The following table summarizes the Company’s gross written premiums by type of contract:

	Year Ended December 31,
Gross Written Premiums	2006	2005	2004
	($ in millions)
Treaty	$82.4	$72.3	$135.8
Facultative	41.5	25.7	24.5
Total	$123.9	$98.0	$160.3

	Year Ended December 31,
Net Written Premiums	2006	2005	2004
	($ in millions)
Public finance	$91.5	$62.7	$118.7
Structured finance	31.7	35.1	41.4
Total	$123.2	$97.8	$160.1

For the years ended December 31, 2006, 2005 and 2004, net written premiums were $123.2 million, $97.8 million and $160.1 million, respectively. These differences are consistent with the changes in gross written premiums described above.

	Year Ended December 31,
Net Earned Premiums	2006	2005	2004
	($ in millions)
Public finance	$61.2	$57.0	$57.7
Structured finance	33.2	48.6	56.7
Total	$94.4	$105.6	$114.4
Included in public finance net earned premiums are refundings of:	$11.2	$12.1	$17.4

For the years ended December 31, 2006, 2005 and 2004, net earned premiums were $94.4 million, $105.6 million and $114.4 million, respectively. Net earned premiums decreased $11.2 million, or 11%, in 2006 compared with 2005, due to the non-renewal of certain treaties and change in mix of business. Public finance net earned premiums include refunding premiums, which reflect the unscheduled pre-payment or refundings of underlying municipal bonds due to lower interest rates. These unscheduled refunding premiums, which were $11.2 million for 2006, compared with $12.1 million for the same period last year, are sensitive to market interest rates. We evaluate our net earned premiums both including and excluding these premiums. The $8.8 million decrease in 2005 net earned premiums compared with 2004 was primarily caused by $5.3 million of reduced refundings in our public finance business. In addition, the FSA transaction reduced net earned premiums by $3.0 million, while the termination of one cedant relationship and decreased business from a second cedant, effective July 1, 2004, also contributed to the decline.

Loss and LAE were $13.1 million, $(61.3) million and $15.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. Our loss and LAE ratios for the years ended December 31, 2006, 2005 and 2004 were 13.9%, (58.1)% and 13.5%, respectively. The 2006 loss and loss adjustment expenses include $6.8 million of net case loss and LAE reserve additions, primarily related to the rating downgrades of a U.S. public infrastructure transaction as well as other asset backed securities and a $1.6 million write-down of expected litigation recoveries, reported from a cedant. These recoveries were established in 1998 from a bankruptcy estate. In addition, the Company increased portfolio reserves $6.2 million primarily due to the ratings downgrade of a European infrastructure transaction and management updating its rating agency default statistics, as part of our normal portfolio reserve process and due to the rating downgrade of various credits. 2005 includes $71.0 million in loss recoveries from a third party litigation settlement agreement, with two parties, relating to a reinsurance claim incurred in 1998 and 1999. This recovery was offset by an addition to loss reserves of $6.0 million, consisting of a $10.4 million addition to case reserves and a reduction of $4.4 million to portfolio reserves due to a reinsurance client ceding losses on two Northwest Airlines Enhanced Equipment Trust Certificate (EETC) credits with net par outstanding of $66.1 million. In addition, portfolio reserves were increased $2.8 million, due to credit downgrades causing movements in our closely monitored credit list and increased exposure to Hurricane Katrina.

Profit commission expense was $2.7 million, $4.8 million and $1.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. Not all of our treaties have a profit commission component, however the changes in profit commission expense correspond with decreased net earned premium from a treaty which has a profit commission component.

For the years ended December 31, 2006, 2005 and 2004, acquisition costs incurred were $34.1 million, $36.9 million and $38.8 million, respectively. The decreases in acquisition costs incurred over the periods are directly related to the decreases in net earned premium.

Operating expenses for the years ended December 31, 2006, 2005 and 2004, were $14.5 million, $13.8 million and $10.1 million, respectively. During 2006, the Company implemented a new operating expense allocation methodology to more closely allocate expenses to the individual operating segments. This new methodology was based on a comprehensive study and is based on departmental time estimates and headcount. 2005 and 2004 amounts have been reclassified to show this new methodology on a comparative basis. The increase in operating expenses for 2006 compared with 2005 is attributable to increased staff additions and merit increases as well as the recognition of stock option expense and the accelerated vesting of restricted stock grants for retirement eligible employees as required by FAS 123R, which the Company adopted on January 1, 2006. The increase during 2005 compared with 2004 was primarily due to salary and related expenses as the Company increased staffing levels to meet its business needs.

Mortgage Guaranty Segment

Mortgage guaranty insurance provides protection to mortgage lending institutions against the default of borrowers on mortgage loans that, at the time of the advance, had a loan-to-value ratio in excess of a specified ratio. We primarily function as a reinsurer in this industry and assume all or a portion of the risks undertaken by primary mortgage insurers.

The table below summarizes the financial results of our mortgage guaranty segment for the periods presented:

	Year Ended December 31,
	2006	2005	2004
	($ in millions)
Gross written premiums	$8.4	$25.7	$24.4
Net written premiums	8.4	25.7	24.4
Net earned premiums	22.7	18.6	33.7
Loss and loss adjustment expenses	(4.4)	(3.7)	(11.9)
Profit commission expense	6.8	8.0	14.1
Acquisition costs	2.3	2.0	3.7
Operating expenses	1.3	1.2	1.1
Underwriting gain	$16.7	$11.1	$26.7
Loss and loss adjustment expense ratio	(19.4)%	(19.9)%	(35.2)%
Expense ratio	45.7%	60.3%	56.0%
Combined ratio	26.3%	40.4%	20.8%

Gross written premiums for the years ended December 31, 2006, 2005 and 2004 were $8.4 million, $25.7 million and $24.4 million, respectively. The decrease in gross written premiums for 2006 compared with 2005 is primarily related to a single transaction executed in 2005 which contributed $16.3 million to gross written premiums. Excluding this item, gross written premiums decreased $1.0 million due to the run-off of our quota share treaty business. The increase of $1.3 million in 2005 from 2004 is primarily related to the $16.3 million of gross written premiums from the single transaction mentioned above. Likewise, the year 2004 included a single transaction which contributed $9.5 million to gross written premiums.

Net written premiums for the years ended December 31, 2006, 2005 and 2004 were $8.4 million, $25.7 million and $24.4 million, respectively. This is consistent with gross written premiums, as we do not cede a significant amount of our mortgage guaranty business.

For the years ended December 31, 2006, 2005 and 2004, net earned premiums were $22.7 million, $18.6 million and $33.7 million, respectively. The increase of $4.1 million of net earned premiums in 2006 when compared with 2005, is due to $4.7 million of net earned premium recognized upon the terminations of mortgage guaranty transactions during 2006. The decrease in net earned premiums in 2005 compared with 2004 reflects an $8.8 million release of unearned premium reserves related to the commutation of an excess of loss reinsurance contract in 2004, coupled with the run-off of our quota share treaty business.

Loss and loss adjustment expenses were $(4.4) million, $(3.7) million and $(11.9) million for the years ended December 31, 2006, 2005 and 2004, respectively. The loss and loss adjustment expense ratios for the years ended December 31, 2006, 2005 and 2004 were (19.4)%, (19.9)% and (35.2)%, respectively. The 2006 result is primarily due to the Company releasing $4.1 million of IBNR reserves related to the settlement of the 1997 quota share treaty year. This release however, was offset by a corresponding increase in profit commission expense, discussed below. The 2005 amount is due to an IBNR release of $4.4 million, offset by an increase in portfolio reserves of $0.7 million. The IBNR reduction is offset by increased profit commission expense discussed below. The loss and loss adjustment expense for 2004 is primarily due to a decrease of $5.5 million of portfolio reserves, as a result of changes in our statistical assumptions driven by the completion of a rating agency review of our book of business during the year, coupled with $2.1 million of favorable loss development related to older experience rated quota share contracts, which are running off. This reduction in loss and loss adjustment expense was partially offset by increased profit commission expense discussed below.

Profit commission expense for the years ended December 31, 2006, 2005 and 2004 was $6.8 million, $8.0 million and $14.1 million, respectively. 2006, 2005, and 2004 include $4.1 million, $4.4 million, and $2.1 million of profit commission expense due to the settlement of the 1997, 1996, and 1995, respectively, quota share years, discussed above. The remaining decrease and the decrease in profit commission expense in 2005 compared with 2004 is due to the run-off of other mortgage guaranty quota share treaties, which also have a profit commission component. Portfolio reserves are not a component of these profit commission calculations.

Acquisition costs incurred for the years ended December 31, 2006, 2005 and 2004 were $2.3 million, $2.0 million and $3.7 million, respectively. The changes in acquisition costs incurred for 2006 compared with 2005, and 2005 compared with 2004 is directly related to the changes in net earned premiums.

Operating expenses for the years ended December 31, 2006, 2005 and 2004 were $1.3 million, $1.2 million and $1.1 million, respectively. During 2006, the Company implemented a new operating expense allocation methodology to more closely allocate expenses to the individual operating segments. This new methodology was based on a comprehensive study and is based on departmental time estimates and headcount. 2005 and 2004 amounts have been reclassified to show this new methodology on a comparative basis. The increase in operating expenses for 2006 compared with 2005 is attributable to increased salaries due to increased staff additions and merit increases as well as the recognition of stock option expense and the accelerated vesting of restricted stock grants for retirement eligible employees as required by FAS 123R, which the Company adopted on January 1, 2006. The increase during 2005 compared with 2004 was primarily due to salary and related expenses as the Company increased staffing levels to meet its business needs.

Other Segment

Our other segment consists of certain non-core businesses that we have exited in connection with the IPO, including equity layer credit protection, trade credit reinsurance, title reinsurance, and auto residual value reinsurance.

The following table provides details of net earned premiums and underwriting results by line of business:

	Year Ended December 31,
	2006	2005	2004
	($ in millions)
Net earned premiums:
Equity layer credit protection	$—	$—	$5.4
Trade credit reinsurance	—	—	(25.3)
Title reinsurance	—	—	3.2
Auto residual value reinsurance	—	—	(32.2)
Total	$—	$—	$(48.9)
Underwriting gain (loss):
Equity layer credit protection	$13.5	$2.4	$3.1
Trade credit reinsurance	—	—	(2.9)
Title reinsurance	—	—	1.0
Auto residual value reinsurance	—	—	(7.9)
Total	$13.5	$2.4	$(6.7)

After entering the equity layer credit protection market in 2001, we ceased writing new equity layer credit protection business during 2003. $5.4 million of net earned premiums were recognized for the year ended December 31, 2004 from the run off of this business. The underwriting gains of $13.5 million and

$2.4 million in 2006 and 2005, respectively, were attributable to salvage recoveries received during those periods. The $3.1 million underwriting gain in 2004 is from the unwinding of this business.

Trade credit reinsurance net earned premiums were $(25.3) million in 2004 due to the 100% retrocession with an affiliate of ACE, whereby we ceded 100% of the unearned premium reserves and loss and LAE reserves.

On April 15, 2004, AGRO sold 100% of the common stock of its subsidiary, ACE Capital Title Reinsurance Company, to ACE Bermuda Insurance Ltd., a subsidiary of ACE, for $39.8 million. There was no gain or loss associated with this transaction. Net earned premium of $3.2 million was recognized during the period we owned the subsidiary.

Auto residual value reinsurance net earned premiums were $(32.2) million in 2004 as we commuted our remaining auto residual value reinsurance business and transferred assets with a market value of $108.3 million to a subsidiary of ACE. This transaction caused a $6.5 million underwriting loss, offset by a $6.8 million realized gain.

Liquidity and Capital Resources

Our liquidity, both on a short-term basis (for the next twelve months) and a long-term basis (beyond the next twelve months), is largely dependent upon: (1) the ability of our operating subsidiaries to pay dividends or make other payments to us, (2) external financings and (3) net investment income from our invested assets. Our liquidity requirements include the payment of our operating expenses, interest on our debt, and dividends on our common shares. We may also require liquidity to make periodic capital investments in our operating subsidiaries. In the ordinary course of our business, we evaluate our liquidity needs and capital resources in light of holding company expenses, debt-related expenses and our dividend policy, as well as rating agency considerations. Based on the amount of dividends we expect to receive from our subsidiaries and the income we expect to receive from our invested assets, management believes that we will have sufficient liquidity to satisfy our needs over the next twelve months, including the ability to pay dividends on our common shares. Total cash paid in 2006, 2005 and 2004 for dividends to shareholders was $10.5 million, or $0.14 per common share, $9.0 million, or $0.12 per common share, and $4.6 million, or $0.06 per common share, respectively. Beyond the next twelve months, the ability of our operating subsidiaries to declare and pay dividends may be influenced by a variety of factors including market conditions, insurance and rating agencies regulations and general economic conditions. Consequently, although management believes that we will continue to have sufficient liquidity to meet our debt service and other obligations over the long term, it remains possible that we may be required to seek external debt or equity financing in order to meet our operating expenses, debt service obligations or pay dividends on our common shares.

We anticipate that a major source of our liquidity, for the next twelve months and for the longer term, will be amounts paid by our operating subsidiaries as dividends. Certain of our operating subsidiaries are subject to restrictions on their ability to pay dividends. See “Business—Regulation.” The amount available at AGC to pay dividends in 2007 with notice to, but without the prior approval of, the Maryland Insurance Commissioner is approximately $28.6 million. Dividends paid by a U.S. company to a Bermuda holding company presently are subject to a 30% withholding tax. The amount available at AG Re to pay dividends or make a distribution of contributed surplus in 2007 in compliance with Bermuda law is $599.6 million. However, any distribution which results in a reduction of 15% of more of AG Re’s total statutory capital, as set out in its previous years financial statements, would require the prior approval of the Bermuda Monetary Authority.

Liquidity at our operating subsidiaries is used to pay operating expenses, claims, payment obligations with respect to credit derivatives, reinsurance premiums and dividends to Assured Guaranty US Holdings Inc. for debt service and dividends to us, as well as, where appropriate, to make capital investments in their own subsidiaries. In addition, certain of our operating companies may be required to post collateral in connection with credit derivatives and reinsurance transactions. Management believes that these subsidiaries’ operating needs generally can be met from operating cash flow, including gross written premium and investment income from their respective investment portfolios.

Net cash flows provided by (used in) operating activities were $261.6 million, $177.4 million and $(44.8) million during the years ended December 31, 2006, 2005 and 2004, respectively. 2006 operating cash flows were primarily due to upfront premium received in both our financial guaranty direct and financial guaranty reinsurance segments during 2006 and $13.5 million of loss recoveries from third party litigation settlements from business, which was exited in connection with the IPO.

Operating cash flows for 2005 were primarily provided by $203.7 million of net premiums received and loss recoveries of $71.0 million, partially offset by tax payments of $40.0 million and a $34.4 million payment of funds held.

The cash flows used in operating activities in 2004 were due to the unwinding of certain transactions related to the IPO which generated approximately $146.0 million of cash outflows. From July 1, 2004, to December 31, 2004, we generated $68.7 million of net cash flows from operating activities. These cash flows were primarily provided by premium received and investment income.

Net cash flows (used in) provided by investing activities were $(228.5) million, $(155.1) million and $22.5 million during the years ended December 31, 2006, 2005 and 2004, respectively. These investing activities were primarily net (purchases) sales of fixed maturity investment securities during 2006, 2005 and 2004. In addition, during 2004 AGRO, an indirect subsidiary of Assured Guaranty Ltd., sold 100% of the common stock of its subsidiary, ACE Capital Title Reinsurance Company, to ACE Bermuda Insurance Ltd. (“ACE Bermuda”), a subsidiary of ACE, for $39.8 million. There was no gain or loss associated with the sale.

Net cash flows (used in) provided by financing activities were $(35.1) million, $(31.9) million and $6.1 million during the years ended December 31, 2006, 2005 and 2004, respectively. During 2006 we paid:

•       $21.1 million to repurchase 0.8 million of our common shares under the Board of Directors authorized share repurchase program for 1.0 million common shares, which was approved in May 2006,

•       $10.5 million in dividends,

•       $2.1 million of notes outstanding, which were issued in connection with the IPO, and related interest to subsidiaries of ACE,

In December 2006, Assured Guaranty US Holdings Inc. (“AGUS”), a subsidiary of the Company, issued $150.0 million Series A Enhanced Junior Subordinated Debentures (the “Debentures”) due in 2066. The Debentures pay a fixed 6.40% rate of interest until December 15, 2016 and pay a floating rate based on three-month LIBOR plus a margin of 2.38% with quarterly resets thereafter. Assured Guaranty US Holdings Inc. used the proceeds to repurchase 5,692,599 of the Company’s common shares from ACE Bermuda.

During 2005, we paid dividends of $9.0 million, paid $3.9 million, net, under our stock award plans and paid $19.0 million to repurchase 1.0 million of our common shares under the Board of Directors authorized $25.0 million share stock repurchase program. Under the program we repurchased a total of 1.3 million common shares, over a two year period, at an average price of $18.69. During 2004, Assured Guaranty US Holdings Inc. issued $200.0 million of 7.0% Senior Notes due in 2034. The proceeds of the offering were used to repay a $200.0 million promissory note, issued as part of the IPO related formation transactions, issued to a subsidiary of ACE prior to the IPO in April 2004. The coupon on the Senior Notes is 7.0%, however, the effective rate will be approximately 6.4% due to a treasury hedge executed by the Company in March 2004. These senior notes are fully and unconditionally guaranteed by Assured Guaranty Ltd. We expect to have the capacity to repay and/or refinance the notes as they come due.

During the year ended December 31, 2004, ACE contributed capital of $78.9 million to us. This non-cash capital contribution was utilized to pay interest and principal on long-term debt (see Note 14 to the consolidated financial statements).

The following table summarizes our contractual obligations as of December 31, 2006:

	As of December 31, 2006
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	($ in millions)
Senior Notes(1)	$582.3	$14.0	$28.0	$28.0	$512.3
Series A Enhanced Junior Subordinated Debentures(1)	245.7	9.6	19.2	19.2	197.7
Operating lease obligations(2)	11.2	2.8	4.7	1.2	2.5
Reserves for losses and loss adjustment expenses(3)	120.6	15.2	13.1	17.7	74.6
Total	$959.8	$41.6	$65.0	$66.1	$787.1

(1)          Principal and interest. See also Note 17 “Long-Term Debt” to the consolidated financial statements in Item 8 of this 10-K.

(2)          Lease payments are subject to escalations in building operating costs and real estate taxes.

(3)          We have estimated the timing of these payments based on our historical experience and our expectation of future payment patterns. However, the timing of these payments may vary significantly from the amounts shown above, especially for our portfolio reserves.

Off-Balance Sheet Arrangements

As of December 31, 2006 and 2005, the Company did not have any significant off-balance-sheet arrangements that were not accounted for or disclosed in the consolidated financial statements.

Credit Facilities

2006 Credit Facility

On November 6, 2006, Assured Guaranty Ltd. and certain of its subsidiaries entered into a $300.0 million five-year unsecured revolving credit facility (the “2006 credit facility”) with a syndicate of banks, for which ABN AMRO Incorporated and Bank of America Securities LLC acted as lead arrangers. Under the 2006 credit facility, each of AGC, Assured Guaranty (UK) Ltd. (“AG (UK)”), AG Re, AGRO and Assured Guaranty Ltd. are entitled to request the banks to make loans to such borrower or to request that letters of credit be issued for the account of such borrower.

Of the $300.0 million available to be borrowed, no more than $100.0 million may be borrowed by Assured Guaranty Ltd., AG Re or AGRO, individually or in the aggregate, and no more than $20.0 million may be borrowed by AG (UK). The stated amount of all outstanding letters of credit and the amount of all unpaid drawings in respect of all letters of credit cannot, in the aggregate, exceed $100.0 million.

The 2006 credit facility also provides that Assured Guaranty Ltd. may request that the commitment of the banks be increased an additional $100.0 million up to a maximum aggregate amount of $400.0 million.

Any such incremental commitment increase is subject to certain conditions provided in the agreement and must be for at least $25.0 million.

The proceeds of the loans and letters of credit are to be used for the working capital and other general corporate purposes of the borrowers and to support reinsurance transactions.

At the closing of the 2006 credit facility, (i) AGC guaranteed the obligations of AG (UK) under such facility, (ii) Assured Guaranty Ltd. guaranteed the obligations of AG Re and AGRO under such facility and agreed that, if the Company Consolidated Assets (as defined in the related credit agreement) of AGC and its subsidiaries were to fall below $1.2 billion, it would, within 15 days, guarantee the obligations of AGC and AG (UK) under such facility and (iii) Assured Guaranty Overseas US Holdings Inc., as a Material Non-AGC Subsidiary (as defined in the related credit agreement), guaranteed the obligations of Assured Guaranty Ltd., AG Re and AGRO under such facility.

The 2006 credit facility’s financial covenants require that Assured Guaranty Ltd. (a) maintain a minimum net worth of seventy-five percent (75%) of the Consolidated Net Worth of Assured Guaranty Ltd. as of the most recent fiscal quarter of Assured Guaranty Ltd. prior to the Closing Date and (b) maintain a maximum debt-to-capital ratio of 30%. In addition, the 2006 credit facility requires that AGC maintain qualified statutory capital of at least 75% of its statutory capital as of the fiscal quarter prior to the closing date of the facility. Furthermore, the 2006 credit facility contains restrictions on Assured Guaranty Ltd. and its subsidiaries, including, among other things, in respect of their ability to incur debt, permit liens, become liable in respect of guaranties, make loans or investments, pay dividends or make distributions, dissolve or become party to a merger, consolidation or acquisition, dispose of assets or enter into affiliate transactions. Most of these restrictions are subject to certain minimum thresholds and exceptions. The 2006 credit facility has customary events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, bankruptcy or insolvency proceedings, change of control and cross-default to other debt agreements. A default by one borrower will give rise to a right of the lenders to terminate the facility and accelerate all amounts then outstanding. As of December 31, 2006, Assured Guaranty was in compliance with all of those financial covenants.

As of December 31, 2006, no amounts were outstanding under this facility nor have there been any borrowings under this facility.

The 2006 credit facility replaced a $300.0 million three-year credit facility (the “2005 credit facility”), discussed below. Letters of Credit for a total aggregate stated amount of approximately $19.6 million, including $19.2 million issued during the term of the 2005 credit facility, remain outstanding as of December 31, 2006.

2005 Credit Facility

On April 15, 2005, Assured Guaranty Ltd. and certain of its subsidiaries entered into a $300.0 million three-year unsecured revolving credit facility (the “2005 credit facility”) with a syndicate of banks, for which ABN AMRO Incorporated and Bank of America, N.A. acted as lead arrangers and KeyBank National Association (“KeyBank”) acted as syndication agent. Effective November 6, 2006, the 2005 credit facility was terminated and replaced by the 2006 credit facility discussed above. Under the 2005 credit facility, each of AGC, AG (UK), a subsidiary of AGC organized under the laws of the United Kingdom, Assured Guaranty Ltd., AG Re and AGRO were entitled to request the banks to make loans to such borrower or to request that letters of credit be issued for the account of such borrower. The 2005 credit facility replaced (1) the $250.0 million credit facility and (2) the Letter of Credit Agreement, both discussed below.

The 2005 credit facility had been available for general corporate purposes. The proceeds of the loans and letters of credit were to be used for working capital and other general corporate purposes of the borrowers and to support reinsurance transactions. Letters of Credit for a total aggregate stated amount of approximately $19.2 million issued during the term of this facility remain outstanding and are deemed issued under the 2006 credit facility.

As of December 31, 2005, no amounts were outstanding under this facility nor have there been any borrowings under this facility.

$250.0 million Credit Facility

On April 29, 2004, Assured Guaranty Ltd. and certain of its subsidiaries entered into a $250.0 million unsecured credit facility (“$250.0 million credit facility”), with a syndicate of banks, for which ABN AMRO Incorporated and Bank of America, N.A. acted as co-arrangers. Each of Assured Guaranty, AGC and AG (UK), was a party, as borrower. The $250.0 million credit facility was terminated and replaced by the 2005 credit facility discussed above.

The $250.0 million credit facility was a 364 day facility available for general corporate purposes. As of its termination, no amounts were outstanding under this facility nor had there been any borrowings under the life of this facility.

Letter of Credit Agreement

On November 8, 2004, Assured Guaranty Ltd., AG Re and AGRO entered into a standby letter of credit agreement (the “LOC Agreement”) with KeyBank. Under the LOC Agreement, KeyBank agreed to issue up to $50.0 million in letters of credit on our behalf. The obligations of the Company, AG Re and AGRO under the LOC Agreement were joint and several. The letters of credit were used to satisfy AG Re’s or AGRO’s obligations under certain reinsurance agreements and for general corporate purposes. Under the LOC Agreement, KeyBank issued two letters of credit, both on behalf of AGRO, with an aggregate stated amount of approximately $20.7 million. The parties to the LOC Agreement have agreed that no additional letters of credit would be issued, extended or renewed from and after the date of the closing of the 2005 credit facility and letters of credit that were outstanding on such date will, unless cancelled and surrendered by the respective beneficiaries thereof, remain outstanding until their respective stated expiration dates of December 31, 2005. The LOC Agreement contained covenants that limit debt, liens, guaranties, loans and investments, dividends, liquidations, mergers, consolidations, acquisitions, sales of assets or subsidiaries and affiliate transactions. Most of these restrictions were subject to certain minimum thresholds and exceptions. The LOC Agreement also contained financial covenants that required the Company: (i) to maintain the ratio of consolidated debt to total capitalization at not greater than 0.30 to 1.0; (ii) to maintain consolidated net worth of at least seventy-five percent (75%) of its consolidated net worth as of June 30, 2004; and (iii) to maintain the consolidated interest coverage ratio for any test period ending on the last day of a fiscal quarter at not less than 2.50 to 1.0. In addition, the LOC Agreement provided that the obligations of KeyBank to issue letters of credit may be terminated, and our obligations under the agreement may be accelerated, upon an event of default. As of December 31, 2004, no amounts were payable under any letter of credit issued under this facility. The LOC Agreement expired on April 28, 2005 and was replaced by the 2005 credit facility discussed above.

Non-Recourse Credit Facility

AGC is also party to a non-recourse credit facility with a syndicate of banks which provides up to $175.0 million specifically designed to provide rating agency qualified capital to further support AGC’s claims paying resources. The facility expires in December 2010. As of December 31, 2006 and

December 31, 2005, no amounts were outstanding under this facility nor have there been any borrowings under the life of this facility.

The Company’s failure to comply with certain covenants under our credit facilities could, subject to grace periods in the case of certain covenants, result in an event of default. This could require the Company to repay any outstanding borrowings in an accelerated manner.

Series A Enhanced Junior Subordinated Debentures

On December 20, 2006, AGUS issued $150.0 million of Series A Enhanced Junior Subordinated Debentures (the “Debentures”) due 2066 for net proceeds of $149.7 million. The Debentures are guaranteed on a junior subordinated basis by Assured Guaranty Ltd. The proceeds of the offering were used to repurchase 5,692,599 of Assured Guaranty Ltd.’s common shares from ACE Bermuda Insurance Ltd., a subsidiary of ACE. The Debentures pay a fixed 6.40% rate of interest until December 15, 2016, and thereafter pay a floating rate of interest, reset quarterly, at a rate equal to 3-month LIBOR plus a margin equal to 2.38%,. AGUS may elect at one or more times to defer payment of interest for one or more consecutive periods for up to ten years. Any unpaid interest bears interest at the then applicable rate. AGUS may not defer interest past the maturity date.

On any date on which accrued interest through the most recent interest payment date has not been paid in full, whether because of an optional deferral or otherwise, AGUS and Assured Guaranty Ltd. will not, and will not permit any subsidiary to, declare or pay any dividends or any distributions on, or make any payments of interest, principal or premium, or any guarantee payments on, or redeem, repurchase, purchase, acquire or make a liquidation payment on, any of AGUS’s or Assured Guaranty Ltd.’s capital stock, debt securities that rank equal or junior to the Debentures or the subordinated guarantees or guarantees that rank equal or junior to the Debentures or the subordinated guarantees, other than pro rata payments on debt securities that rank equally with the Debentures and the subordinated guarantees with certain exceptions.

If AGUS has optionally deferred interest payments otherwise due on the Debentures, then following the earlier of (i) the fifth anniversary of the commencement of a deferral period or (ii) a payment, during a deferral period, of current interest on the Debentures, AGUS and Assured Guaranty Ltd. must make commercially reasonable efforts to sell qualifying warrants and non-cumulative perpetual preferred stock.  If such efforts are successful, AGUS must pay optionally deferred interest out of the net proceeds from the sale of such securities. AGUS cannot pay optionally deferred interest from sources other than the net proceeds from the sale of such securities. AGUS’s and Assured Guaranty Ltd.’s obligation to make commercially reasonable efforts to sell qualifying warrants and non-cumulative perpetual preferred stock to satisfy AGUS’s obligation to pay interest is subject to market disruption events and subject to certain caps , and does not apply if an event of default with respect to the Debentures has occurred and is continuing.

In connection with the issuance of the Debentures, Assured Guaranty Ltd. and AGUS entered into a replacement capital covenant (the “Replacement Capital Covenant”) in which Assured Guaranty Ltd. and AGUS covenanted that (i) AGUS will not redeem or repurchase the Debentures and (ii) Assured Guaranty Ltd. will not purchase the Debentures, in each case on or before December 15, 2046, except, subject to certain limitations, to the extent that the applicable redemption, repurchase or purchase price does not exceed a specified amount of proceeds from the sale, during the 180 days prior to the date of that redemption, repurchase or purchase, of common shares, rights to acquire common shares, and qualifying capital securities.

Subject to the Replacement Capital Covenant, the Debentures may be redeemed in whole or in part, subject to minimum amounts outstanding, at any time, on or after December 15, 2016, at the cash redemption price of 100% of the principal amount of the Debentures to be redeemed, plus accrued and unpaid interest, together with any compounded interest, on such Debentures to the date of redemption (the “par redemption amount”). AGUS may redeem the Debentures prior to December 15, 2016, in whole but not in part, at a price equal to the greater of (i) the par redemption amount and (ii) the applicable make-whole redemption amount.

The junior subordinated indenture governing the Debentures provides that only the following constitute events of default with respect to the Debentures that give a right to accelerate the amounts due under the Debentures: (i) default for 30 calendar days in the payment of any interest on the Debentures when such interest becomes due and payable (whether or not such payment is prohibited by the subordination provisions); however, a default under this provision will not arise if AGUS has properly deferred the interest in connection with an optional deferral period, (ii) any non-payment of interest, whether due to an optional deferral or otherwise, that continues for 10 consecutive years without all accrued and unpaid interest (including compounded interest thereon) having been paid in full, such non-payment continues for 30 days and Assured Guaranty Ltd. fails to make guarantee payments with respect thereto, (iii) default in the payment of the principal of, and premium, if any, on the Debentures when due, or (iv) certain events of bankruptcy, insolvency, or receivership, whether voluntary or not. Failure to comply with covenants is not an event of default under the junior subordinated indenture for purposes of declaring an acceleration of payment of the Debentures.

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

As of December 31, 2006 and 2005, the put option had not been exercised.

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

Investment Portfolio

Our investment portfolio consisted of $2,331.1 million of fixed maturity securities, $134.1 million of short-term investments and had a duration of 3.9 years as of December 31, 2006, compared with $2,134.0 million of fixed maturity securities, $115.8 million of short-term investments and a duration of 4.4 years as of December 31, 2005. Our fixed maturity securities are designated as available-for-sale in accordance with FAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”) Fixed maturity securities are reported at their fair value in accordance with FAS 115, and the change in fair value is reported as part of accumulated other comprehensive income. If we believe the decline in fair value is “other than temporary,” we write down the carrying value of the investment and record a realized loss in our statement of operations.

The following table summarizes our investment portfolio as of December 31, 2006:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value(1)
	($ in millions)
U.S. government and agencies	$256.5	$6.9	$(1.4)	$262.1
Obligations of state and political subdivisions	874.7	43.6	(0.9)	917.4
Corporate securities	134.8	4.4	(1.2)	138.1
Mortgage-backed securities	732.5	4.0	(9.8)	726.6
Asset-backed securities	242.8	0.2	(0.9)	242.1
Foreign government securities	45.1	—	(0.3)	44.8
Total fixed maturity securities	2,286.4	59.2	(14.5)	2,331.1
Short-term investments	134.1	—	—	134.1
Total investments(1)	$2,420.4	$59.2	$(14.5)	$2,465.1

(1)          Totals may not add across and down due to rounding.

The following table summarizes our investment portfolio as of December 31, 2005:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	($ in millions)
U.S. government and agencies	$332.7	$9.0	$(1.4)	$340.3
Obligations of state and political subdivisions	819.5	46.8	(1.6)	864.7
Corporate securities	127.2	6.3	(1.2)	132.3
Mortgage-backed securities	643.2	3.6	(9.2)	637.6
Asset-backed securities	141.6	0.1	(1.0)	140.7
Foreign government securities	18.2	0.3	(0.1)	18.4
Total fixed maturity securities	2,082.4	66.1	(14.5)	2,134.0
Short-term investments	115.8	—	—	115.8
Total investments	$2,198.2	$66.1	$(14.5)	$2,249.8

The amortized cost and estimated fair value of our available-for-sale fixed maturity securities as of December 31, 2006 and 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

See Note 9 of the notes to our consolidated financial statements for more information on our available-for-sale fixed maturity securities as of December 31, 2006 and 2005.

	As of December 31,
	2006		2005
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	($ in millions)
Due within one year	$25.1	$25.0	$67.9	$67.8
Due after one year through five years	396.7	399.3	280.5	283.7
Due after five years through ten years	340.8	349.8	406.4	417.4
Due after ten years	791.3	830.4	684.4	727.5
Mortgage-backed securities	732.5	726.6	643.2	637.6
Total	$2,286.4	$2,331.1	$2,082.4	$2,134.0

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

The following table summarizes the ratings distributions of our investment portfolio as of December 31, 2006 and 2005. Ratings are represented by the lower of the Moody’s and S&P classifications.

	As of December 31,
	2006	2005
AAA or equivalent	81.8%	84.9%
AA	13.5%	10.7%
A	4.7%	4.4%
BBB	—	—
Total	100.0%	100.0%

As of December 31, 2006 and 2005, our investment portfolio did not contain any securities that were not rated or rated below investment grade.

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

Under agreements with our cedants and in accordance with statutory requirements, we maintain fixed maturity securities in trust accounts for the benefit of reinsured companies and for the protection of policyholders, generally in states where we or our subsidiaries, as applicable, are not licensed or accredited. The carrying value of such restricted balances as of December 31, 2006 and 2005 was $610.5 million and $552.8 million, respectively.

Under certain derivative contracts, we are required to post eligible securities as collateral, generally cash or U.S. government or agency securities. The need to post collateral under these transactions is generally based on marked to market valuations in excess of contractual thresholds. The fair market values of our pledged securities totaled $0.9 million as of December 31, 2006 and $1.8 million as of December 31, 2005.

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

Financial instruments that may be adversely affected by changes in interest rates consist primarily of investment securities. The primary objective in managing our investment portfolio is generation of an optimal level of after-tax investment income while preserving capital and maintaining adequate liquidity. As a result, our investment portfolio consists of highly rated fixed income securities with a relatively short composite portfolio duration. Investment strategies are based on many factors, including our tax position, fluctuation in interest rates, regulatory and rating agency criteria and other market factors. As of January 1, 2005 we have retained BlackRock Financial Management, Inc. to manage our investment portfolio. Prior to January 1, 2005 Lazard Freres Asset Management and Hyperion Capital Management, Inc. performed this function. These investment managers manage our fixed maturity investment portfolio in accordance with investment guidelines approved by our Board of Directors.

See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” for more information.

Recent Accounting Pronouncements

In February 2006, the FASB issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“FAS 155”) which amends FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”), and addresses issues raised in FAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” The primary objectives of FAS 155 are: (i) with respect to FAS 133, to address the accounting for beneficial interests in securitized financial assets and (ii) with respect to FAS 140, eliminate a restriction on the passive derivative instruments that a qualifying special purpose entity may hold. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Because its application is prospective, FAS 155 will not effect our financial position or our results of operations as of December 31, 2006. However, FAS 155 will effect the Company’s accounting for transactions entered into subsequent to January 1, 2007. In particular, FAS 155 will effect the Company’s determination of which transactions are derivative or non-derivative in nature.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is expected to increase our January 1, 2007 retained earnings approximately $2.6 million.

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

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance as to how errors should be evaluated to assess materiality from a quantitative perspective. SAB 108 permits companies to initially apply its provisions by either restating prior financial statements or recording the cumulative effect of initially applying the approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment to retained earnings. At December 31, 2006, the date of required adoption, SAB 108 did not have an effect on the Company’s consolidated financial statements.

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

As of December 31, 2006, management has evaluated the effectiveness of the Company’s internal control over financial reporting based on the criteria established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we have concluded that Assured Guaranty Ltd.’s internal control over financial reporting was effective as of December 31, 2006.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report, has also audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting and the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2006. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

/s/ DOMINIC J. FREDERICO	/s/ ROBERT B. MILLS
Dominic J. Frederico	Robert B. Mills
President and Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Assured Guaranty Ltd.:

We have completed integrated audits of Assured Guaranty Ltd.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Assured Guaranty Ltd. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Internal Control Over Financial Reporting appearing under item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

New York, New York

February 26, 2007

Assured Guaranty Ltd.
Consolidated Balance Sheets
(in thousands of U.S. dollars except per share and share amounts)

	As of December 31,
	2006	2005
Assets
Fixed maturity securities, at fair value (amortized cost: $2,286,373 in 2006 and $2,082,363 in 2005)	$2,331,071	$2,133,997
Short-term investments, at cost which approximates fair value	134,064	115,826
Total investments	2,465,135	2,249,823
Cash and cash equivalents	4,785	6,190
Accrued investment income	24,195	22,676
Deferred acquisition costs	217,029	193,442
Prepaid reinsurance premiums	7,500	12,478
Reinsurance recoverable on ceded losses	10,889	12,350
Premiums receivable	41,565	33,011
Goodwill	85,417	85,417
Unrealized gains on derivative financial instruments	52,596	53,037
Current income taxes receivable	—	3,005
Other assets	26,229	24,896
Total assets	$2,935,340	$2,696,325
Liabilities and shareholders’ equity
Liabilities
Unearned premium reserves	$644,496	$537,149
Reserves for losses and loss adjustment expenses	120,600	128,421
Profit commissions payable	35,994	52,993
Reinsurance balances payable	7,199	3,724
Current income taxes payable	7,196	—
Deferred income taxes	39,906	26,629
Funds held by Company under reinsurance contracts	21,412	19,186
Unrealized losses on derivative financial instruments	6,687	12,652
Senior Notes	197,375	197,344
Series A Enhanced Junior Subordinated Debentures	149,708	—
Liability for tax basis step-up adjustment	14,990	20,129
Other liabilities	39,016	36,585
Total liabilities	1,284,579	1,034,812
Commitments and contingencies
Shareholders’ equity
Common stock ($0.01 par value, 500,000,000 shares authorized; 67,534,024 and 74,761,577 shares issued and outstanding in 2006 and 2005)	675	748
Additional paid-in capital	711,256	881,998
Unearned stock grant compensation	—	(14,756)
Retained earnings	896,947	747,691
Accumulated other comprehensive income	41,883	45,832
Total shareholders’ equity	1,650,761	1,661,513
Total liabilities and shareholders’ equity	$2,935,340	$2,696,325

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Consolidated Statements of Operations and Comprehensive Income
(in thousands of U.S. dollars except per share amounts)

	For the Years Ended December 31,
	2006	2005	2004
Revenues
Gross written premiums	$325,670	$252,100	$190,871
Ceded premiums	(6,998)	(34,778)	(111,301)
Net written premiums	318,672	217,322	79,570
(Increase) decrease in net unearned premium reserves	(112,018)	(18,596)	108,294
Net earned premiums	206,654	198,726	187,864
Net investment income	111,455	96,836	94,782
Net realized investment (losses) gains	(1,994)	2,248	11,989
Unrealized gains (losses) on derivative financial instruments	5,524	(3,516)	52,460
Other income	419	240	820
Total revenues	322,058	294,534	347,915
Expenses
Loss and loss adjustment expenses	(6,756)	(69,564)	(31,979)
Profit commission expense	9,528	12,909	15,541
Acquisition costs	44,974	45,302	50,864
Other operating expenses	68,019	59,015	67,789
Interest expense	13,772	13,520	10,735
Other expense	2,547	3,731	1,645
Total expenses	132,084	64,913	114,595
Income before provision for income taxes	189,974	229,621	233,320
Provision (benefit) for income taxes
Current	18,644	45,477	16,106
Deferred	11,596	(4,304)	34,426
Total provision for income taxes	30,240	41,173	50,532
Net income	159,734	188,448	182,788
Other comprehensive loss, net of taxes
Unrealized holding losses on fixed maturity securities arising during the year	(7,533)	(29,658)	(7,353)
Reclassification adjustment for realized losses (gains) included in net income	1,458	(1,815)	(7,775)
Change in net unrealized gains on fixed maturity securities	(6,075)	(31,473)	(15,128)
Change in cumulative translation adjustment	2,544	(1,237)	593
Change in cash flow hedge	(418)	(418)	12,310
Other comprehensive loss, net of taxes	(3,949)	(33,128)	(2,225)
Comprehensive income	$155,785	$155,320	$180,563
Earnings per share:
Basic	$2.18	$2.55	$2.44
Diluted	$2.15	$2.53	$2.44
Dividends per share	$0.14	$0.12	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Consolidated Statements of Shareholders’ Equity
For the years ended December 31, 2006, 2005 and 2004
(in thousands of U.S. dollars)

	Common Stock	Treasury Stock Held In Trust	Additional Paid-in Capital	Unearned Stock Grant Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, December 31, 2003	$16,403	$—	$955,490	$(5,479)	$390,025	$81,185	$1,437,624
Net income	—	—	—	—	182,788	—	182,788
Dividends ($0.06 per share)	—	—	—	—	(4,558)	—	(4,558)
Common stock issuance	750	—	—	—	—	—	750
Restricted stock issuance, net	10	—	17,863	—	—	—	17,873
Recapitalization due to IPO	(16,403)	—	16,403	—	—	—	—
Common stock repurchases	(3)	—	(5,983)	—	—	—	(5,986)
Return of capital	—	—	(202,000)	—	—	—	(202,000)
Capital contribution	—	—	78,892	—	—	—	78,892
Tax benefit for stock options exercised	—	—	5,430	—	—	—	5,430
Tax basis step-up adjustment	—	—	28,124	—	—	—	28,124
Common stock held in trust	—	(7,850)	—	7,850	—	—	—
Unearned stock grant compensation, net	—	—	—	(9,100)	—	—	(9,100)
Change in cash flow hedge, net of tax of $6,629	—	—	—	—	—	12,310	12,310
Change in cumulative translation adjustment	—	—	—	—	—	593	593
Unrealized loss on fixed maturity securities, net of tax of $(7,134)	—	—	—	—	—	(15,128)	(15,128)
Balance, December 31, 2004	$757	$(7,850)	$894,219	$(6,729)	$568,255	$78,960	$1,527,612
Net income	—	—	—	—	188,448	—	188,448
Dividends ($0.12 per share)	—	—	—	—	(9,012)	—	(9,012)
Restricted stock issuance, net	3	—	6,593	—	—	—	6,596
Common stock repurchases	(10)	—	(19,004)	—	—	—	(19,014)
Share activity under option and incentive plans, net	(2)	—	(3,874)	—	—	—	(3,876)
Tax benefit for stock options exercised	—	—	4,064	—	—	—	4,064
Vesting of common stock held in trust	—	7,850	—	(7,850)	—	—	—
Unearned stock grant compensation, net	—	—	—	(177)	—	—	(177)
Change in cash flow hedge, net of tax of $(225)	—	—	—	—	—	(418)	(418)
Change in cumulative translation adjustment	—	—	—	—	—	(1,237)	(1,237)
Unrealized loss on fixed maturity securities, net of tax of $(9,107)	—	—	—	—	—	(31,473)	(31,473)
Balance, December 31, 2005	$748	$—	$881,998	$(14,756)	$747,691	$45,832	$1,661,513
Net income	—	—	—	—	159,734	—	159,734
Dividends ($0.14 per share)	—	—	—	—	(10,478)	—	(10,478)
Common stock repurchases	(65)	—	(170,998)	—	—	—	(171,063)
Shares cancelled to pay withholding taxes	(1)	—	(2,914)	—	—	—	(2,915)
Stock options exercises	1	—	2,544	—	—	—	2,545
Tax benefit for stock options exercised	—	—	170	—	—	—	170
Shares issued under Employee Stock Purchase Plan	—	—	501	—	—	—	501
Reclassification due to adoption of FAS 123R	(10)	—	(14,746)	14,756	—	—	—
Share-based compensation and other	2	—	14,701	—	—	—	14,703
Change in cash flow hedge, net of tax of $(225)	—	—	—	—	—	(418)	(418)
Change in cumulative translation adjustment	—	—	—	—	—	2,544	2,544
Unrealized loss on fixed maturity securities, net of tax of $(861)	—	—	—	—	—	(6,075)	(6,075)
Balance, December 31, 2006	$675	$—	$711,256	$—	$896,947	$41,883	$1,650,761

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Consolidated Statements of Cash Flows
(in thousands of U.S. dollars)

	For the Years Ended December 31,
	2006	2005	2004
Operating activities
Net income	$159,734	$188,448	$182,788
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Non-cash interest and operating expenses	15,455	7,062	10,629
Net amortization of premium on fixed maturity securities	6,075	7,026	8,825
Goodwill impairment	—	—	1,645
Provision (benefit) for deferred income taxes	11,596	(4,304)	34,426
Net realized investment losses (gains)	1,994	(2,248)	(11,989)
Change in unrealized (gains) losses on derivative financial instruments	(5,524)	3,516	(52,460)
Change in deferred acquisition costs	(23,587)	(7,088)	(7,690)
Change in accrued investment income	(1,519)	(752)	1,124
Change in premiums receivable	(8,554)	7,808	23,166
Change in due from affiliate	—	—	115,000
Change in prepaid reinsurance premiums	4,978	2,726	(4,230)
Change in unearned premium reserves	107,347	15,878	(104,064)
Change in reserves for losses and loss adjustment expenses, net	(2,927)	(18,802)	(266,863)
Change in profit commissions payable	(16,999)	(8,678)	(8,311)
Change in value of reinsurance business assumed	—	—	14,226
Change in funds held by Company under reinsurance contracts	2,226	(31,582)	41,133
Change in current income taxes	10,201	1,559	(1,975)
Tax benefit for stock options exercised	—	4,064	5,430
Change in liability for tax basis step-up adjustment	(5,139)	(746)	—
Other	6,217	13,470	(25,584)
Net cash flows provided by (used in) operating activities	261,574	177,357	(44,774)
Investing activities
Fixed maturity securities:
Purchases	(883,221)	(956,803)	(773,645)
Sales	656,958	727,016	780,505
Maturities	16,495	14,675	15,657
(Purchases) sales of short-term investments, net	(18,693)	60,011	(39,840)
Net proceeds from sale of subsidiary	—	—	39,784
Net cash flows (used in) provided by investing activities	(228,461)	(155,101)	22,461
Financing activities
Repurchases of common stock	(171,063)	(19,014)	(5,986)
Dividends paid	(10,458)	(9,012)	(4,558)
Proceeds from employee stock purchase plan	501	356	—
Share activity under option and incentive plans	(424)	(4,267)	—
Tax benefit for stock options exercised	170	—	—
Net proceeds from issuance of Series A Enhanced Junior Subordinated Debentures	149,708	—	—
Debt issue costs	(1,500)	—	—
Repayment of notes assumed during formation transactions	(2,000)	—	—
Net proceeds from issuance of Senior Notes	—	—	197,300
Repayment of note payable	—	—	(200,000)
Proceeds from cash flow hedge	—	—	19,338
Net cash flows (used in) provided by financing activities	(35,066)	(31,937)	6,094
Effect of exchange rate changes	548	(1,107)	832
Decrease in cash and cash equivalents	(1,405)	(10,788)	(15,387)
Cash and cash equivalents at beginning of year	6,190	16,978	32,365
Cash and cash equivalents at end of year	$4,785	$6,190	$16,978

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

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

On December 20, 2006, Assured Guaranty US Holdings Inc., a subsidiary of the Company, completed the issuance of $150.0 million Series A Enhanced Junior Subordinated Debentures and used the proceeds to repurchase 5,692,599 of the Company’s common shares from a subsidiary of ACE. As of December 31, 2006 ACE owns approximately 28% of the Company’s outstanding common shares.

Assured Guaranty Ltd. is a Bermuda based holding company which provides, through its operating subsidiaries, credit enhancement products to the public finance, structured finance and mortgage markets. Credit enhancement products are financial guarantees or other types of support, including credit derivatives, that improve the credit of underlying debt obligations. Assured Guaranty Ltd. applies its credit expertise, risk management skills and capital markets experience to develop insurance, reinsurance and derivative products that meet the credit enhancement needs of its customers. Under a reinsurance agreement, the reinsurer, in consideration of a premium paid to it, agrees to indemnify another insurer, called the ceding company, for part or all of the liability of the ceding company under one or more insurance policies that the ceding company has issued. A derivative is a financial instrument whose characteristics and value depend upon the characteristics and value of an underlying security. Assured Guaranty Ltd. markets its products directly to and through financial institutions, serving the U.S. and international markets. Assured Guaranty Ltd.’s financial results include four principal business segments: financial guaranty direct, financial guaranty reinsurance, mortgage guaranty and other. These segments are further discussed in Note 22.

Financial guaranty insurance provides an unconditional and irrevocable guaranty that protects the holder of a financial obligation against non-payment of principal and interest when due. Financial guaranty insurance may be issued to the holders of the insured obligations at the time of issuance of those obligations, or may be issued in the secondary market to holders of public bonds and structured securities. A loss event occurs upon existing or anticipated credit deterioration, while a payment under a policy occurs when the insured obligation defaults. This requires the Company to pay the required principal and interest when due in accordance with the underlying contract. The principal types of obligations covered by the Company’s financial guaranty direct and financial guaranty assumed reinsurance businesses are structured finance obligations and public finance obligations. Because both businesses involve similar risks, the Company analyzes and monitors its financial guaranty direct portfolio and financial guaranty assumed reinsurance portfolio on a unified process and procedure basis.

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

Amounts presented prior to April 28, 2004, the IPO date, were prepared on an historical combined basis, since Assured Guaranty Ltd. and its subsidiaries were included in the results of ACE. However, since the entities are the same for all periods presented, the financial statements have been prepared and reported on a consolidated basis. This presentation has no impact on the Company’s results of operations or financial condition. Certain expenses reflected in the combined financial statements incurred prior to April 28, 2004 include allocations of corporate expenses incurred by ACE, related to general and administrative services provided to the Company, including tax consulting and preparation services, internal audit services and liquidity facility costs. These expenses were allocated based on estimates of the cost incurred by ACE to provide these services to the Company.

All intercompany accounts and transactions have been eliminated. Certain items in the prior year financial statements have been reclassified to conform with the current year presentation.

Management believes that the foregoing adjustments and allocations were made on a basis that is a reasonable reflection of the historical results of the Company. However, these results do not necessarily represent what the historical combined financial position, results of operations and cash flows of the Company would have been if the Company had been a separate and stand alone entity during the periods presented.

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

Investments

The Company accounts for its investments in fixed maturity securities in accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“FAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”). Management determines the appropriate classification of securities at the time of purchase. As of December 31, 2006 and 2005, all investments in fixed maturity securities were designated as available-for-sale and are carried at fair value with a corresponding adjustment to accumulated other comprehensive income. The fair values of all the Company’s investments are calculated from independent market quotations.

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

If the Company believes a decline in the value of a particular investment is temporary, the decline is recorded as an unrealized loss on the balance sheet in accumulated other comprehensive income in shareholders’ equity. If the Company believes the decline is “other than temporary,” the Company will write down the carrying value of the investment and record a realized loss in its consolidated statements of operations and comprehensive income. The Company’s assessment of a decline in value includes management’s current assessment of the factors noted above. The Company also seeks advice from its outside investment managers. If the Company’s assessment changes in the future, the Company may ultimately record a loss after having originally concluded that the decline in value was temporary.

Short-term investments are recorded at cost, which approximates fair value. Short-term investments are those with original maturities of greater than three months but less than one year from date of purchase.

Cash and Cash Equivalents

The Company classifies demand deposits as cash. Cash equivalents are short-term, highly liquid investments with original maturities of three months or less.

Deferred Acquisition Costs

Acquisition costs incurred, other than those associated with credit derivative products, that vary with and are directly related to the production of new business are deferred and amortized in relation to net earned premiums. Costs that are deferred and amortized include direct and indirect expenses such as commissions, brokerage expenses and costs of underwriting and marketing personnel. The Company’s management uses judgment in determining what types of costs should be deferred, as well as the amount of these costs that should be deferred. The Company periodically conducts a study to determine the amount of operating costs that vary with, and are directly related to, the acquisition of new business and therefore qualify for deferral. Ceding commissions received on premiums ceded to other reinsurers reduce acquisition costs. Anticipated losses, loss adjustment expenses and the remaining costs of servicing the insured or reinsured business are considered in determining the recoverability of acquisition costs. Acquisition costs associated with credit derivative products are expensed as incurred. When an insured issue is retired early, is called by the issuer, or is in substance paid in advance through a refunding accomplished by placing U.S. Government securities in escrow, as discussed above in the Premium Revenue Recognition section, the related deferred acquisition cost is expensed at that time.

Reserves for Losses and Loss Adjustment Expenses

Reserves for losses and loss adjustment expenses for non-derivative transactions in the Company’s financial guaranty direct, financial guaranty assumed reinsurance and mortgage guaranty business include case reserves and portfolio reserves. See Note 4. Derivatives, for more information on the Company’s derivative transactions. Case reserves are established when there is significant credit deterioration on specific insured obligations and the obligations are in default or default is probable, not necessarily upon non-payment of principal or interest by an insured. Case reserves represent the present value of expected future loss payments and loss adjustment expenses (“LAE”), net of estimated recoveries, but before considering ceded reinsurance. This reserving method is different from case reserves established by traditional property and casualty insurance companies, which establish case reserves upon notification of a claim and establish incurred but not reported (“IBNR”) reserves for the difference between actuarially estimated ultimate losses and recorded case reserves. Financial guaranty insurance and assumed reinsurance case reserves and related salvage and subrogation, if any, are discounted at 6%, which is the approximate taxable equivalent yield on the Company’s investment portfolio in all periods presented. When the Company becomes entitled to the underlying collateral of an insured credit under salvage and subrogation rights as a result of a claim payment, it records salvage and subrogation as an asset, based on the expected level of recovery. Such amounts are included in the Company’s balance sheet within “Other assets.”

The Company records portfolio reserves in its financial guaranty direct, financial guaranty assumed reinsurance and mortgage guaranty business. Portfolio reserves are established with respect to the portion of the Company’s business for which case reserves have not been established. Portfolio reserves are not established for quota share mortgage insurance contract types, all of which are in run-off; rather Case and IBNR reserves have been established for these contracts.

Portfolio reserves are not established based on a specific event; rather they are calculated by aggregating the portfolio reserve calculated for each individual transaction. Individual transaction reserves are calculated on a quarterly basis by multiplying the par in-force by the product of the ultimate loss and earning factors without regard to discounting. The ultimate loss factor is defined as the frequency of loss multiplied by the severity of loss, where the frequency is defined as the probability of default for each individual issue. The earning factor is inception to date earned premium divided by the estimated ultimate written premium for each transaction. The probability of default is estimated from historical rating agency data and is based on the transaction’s credit rating, industry sector and time until maturity. The severity is defined as the complement of historical recovery/salvage rates gathered by the rating agencies of defaulting issues and is based on the industry sector.

Portfolio reserves are recorded gross of reinsurance. We have not ceded any amounts under these reinsurance contracts, as our recorded portfolio reserves have not exceeded our contractual retentions, required by said contracts.

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

Profit Commissions

Under the terms of certain of the Company’s reinsurance contracts, the Company is obligated to pay the ceding company at predetermined future dates a contingent commission based upon a specified percentage of the net underwriting profits. The Company’s liability for the present value of expected future payments is shown on the balance sheet under the caption, “Profit commissions payable”. The unamortized discount on this liability was $0.7 million and $1.4 million as of December 31, 2006 and 2005, respectively.

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

Goodwill

Goodwill is evaluated for impairment at least annually in accordance with FAS No. 142, “Goodwill and Other Intangible Assets”. In the year ended December 31, 2004 the Company recognized a goodwill impairment of $1.6 million for the trade credit business which the Company exited as part of its IPO strategy. No such impairment was recognized in the years ended December 31, 2006 or 2005. See Note 5. Goodwill, for more information.

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

Share-Based Compensation

Prior to January 1, 2006, the Company accounted for its share-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations, as permitted by FAS No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). During the years ended December 31, 2005 and 2004, the Company recorded no share-based employee compensation expense for options granted under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (the “Incentive Plan”) as all options granted under that plan had exercise prices equal to the fair market value of the Company’s common stock on the date of grant. Also, during the year ended December 31, 2005, the Company recorded no compensation expense in connection with the Assured Guaranty Ltd. Employee Stock Purchase Plan (the “Stock Purchase Plan”) as the purchase price of the stock was not less than 85% of the lower of the fair market value of the Company’s common stock at the beginning of each offering period or at the end of each purchase period. In accordance with FAS 123 and FAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“FAS 148”) the Company disclosed its net income and earnings per share in the notes to consolidated financial statements as if the Company had applied the fair value-based method in measuring compensation expense for its share-based incentive programs.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FAS No. 123 (revised), “Share-Based Payment” (“FAS 123R”) using the modified prospective transition method. Under that transition method, compensation expense includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation expense for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R. See Note 19 for further discussion regarding the methodology utilized in recognizing share-based compensation expense.

Variable Interest Entities and Special Purpose Entities

The Company provides financial guarantees in respect of debt obligations of special purpose entities, including variable interest entities (“VIE’s”). The Company’s variable interest exists through this financial guaranty insurance or credit derivative contract. The transaction structure generally provides certain financial protections to the Company. This financial protection can take several forms, the most common are over-collateralization, first loss protection (or subordination) and excess spread. In the case of over-collateralization (i.e. the principal amount of the securitized assets exceeds the principal amount of the structured finance obligations guaranteed by the Company), the structure allows defaults of the securitized assets before a default is experienced on the structured finance obligation guaranteed by the Company. In the case of first loss, the financial guaranty insurance policy only covers a senior layer of losses of multiple obligations issued by special purpose entities, including VIE’s. The first loss exposure with respect to the assets is either retained by the seller or sold off in the form of equity or mezzanine debt to other investors. In the case of excess spread, the financial assets contributed to special purpose entities, including VIE’s, generate interest cash flows that are in excess of the interest payments on the debt issued by the special purpose entity. Such excess spread is typically distributed through the transaction’s cash flow waterfall and may be used to create additional credit enhancement, applied to redeem debt issued by the special purpose entity (thereby creating additional over-collateralization), or distributed to equity or other investors in the transaction.

There are two different accounting frameworks applicable to special purpose entities (“SPE”); the qualifying SPE (“QSPE”) framework under FAS 140; and the VIE framework under Financial Interpretation (“FIN”) 46R “Consolidation of Variable Interest Entities”. The applicable framework depends on the nature of the entity and the Company’s relation to that entity. The QSPE framework is applicable when an entity transfers (sells) financial assets to a SPE meeting certain criteria as defined in FAS 140. These criteria are designed to ensure that the activities of the entity are essentially predetermined in their entirety at the inception of the vehicle; decision making is limited and restricted to certain events, and that the transferor of the financial assets cannot exercise control over the entity and the assets therein. Entities meeting these criteria are not consolidated by the transferor or other counterparty, as long as the entity does not have the unilateral ability to liquidate or to cause it to no longer meet the QSPE criteria. SPE’s meeting all of FAS 140’s criteria for a QSPE are not within the scope of FIN 46 and as such, need not be assessed for consolidation. When the SPE does not meet the QSPE criteria, consolidation is assessed pursuant to FIN 46R. Under FIN 46R, a VIE is defined as an entity that is not assessed for consolidation by determining which party maintains a controlling financial interest. As such, a VIE (i) lacks enough equity investment at risk to permit the entity to finance its activities without additional subordinated financial support from other parties, (ii) its equity owners lack the right to make significant decisions affecting the entity’s operations, and (iii) its equity owners do not have an obligation to absorb or the right to receive the entity’s losses or returns. FIN 46R requires a variable interest holder (e.g., an investor in the entity or a financial guarantor) to consolidate that VIE if that holder will absorb a majority of the expected losses of the VIE, receive a majority of the residual returns of the VIE, or both. The Company determines whether it is the primary beneficiary of a VIE by first performing a qualitative analysis of the VIE that includes, among other factors, its capital structure, contractual terms, which variable interests create or absorb variability, related party relationships and the design of the VIE. When qualitative analysis is not conclusive the Company performs a quantitative analysis. To date the results of the qualitative and quantitative analyses have indicated that the Company does not have a majority of the variability and as a result these VIE’s are not consolidated in the Company’s financial statements.

Qualifying Special Purpose Entities:

During 2006, the Company issued a financial guaranty on financial assets that were transferred into a special purpose entity for which the business purpose of that entity was to provide a financial guarantee client with funding for their debt obligation. This entity met the characteristics of a QSPE in accordance with FAS 140. QSPEs are not subject to the requirements of FIN 46R and accordingly are not consolidated in the Company’s financial statements. QSPEs are legal entities that are demonstrably distinct from the Company, and neither the Company, nor its affiliates or its agents can unilaterally dissolve the QSPE. The QSPE’s permitted activities are contractually limited to purchasing assets, issuing notes to fund such purchases, and related administrative services. Pursuant to the terms of the Company’s insurance policy, insurance premiums are paid to the Company by the QSPE and are earned in a manner consistent with other insurance policies, over the risk period. Any losses incurred would be included in the Company’s consolidated statements of operations.

3.   Recent Accounting Pronouncements

In February 2006, the FASB issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“FAS 155”) which amends FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”), and addresses issues raised in FAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” The primary objectives of FAS 155 are: (i) with respect to FAS 133, to address the accounting for beneficial interests in securitized financial assets and (ii) with respect to FAS 140, eliminate a restriction on the passive derivative instruments that a qualifying special purpose entity may hold. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Because its application is prospective, FAS 155 will not effect our financial position or our results of operations as of December 31, 2006. However, FAS 155 will effect the Company’s accounting for transactions entered into subsequent to January 1, 2007. In particular, FAS 155 will effect the Company’s determination of which transactions are derivative or non-derivative in nature.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is expected to increase our January 1, 2007 retained earnings approximately $2.6 million.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, FAS 157 does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company plans to adopt FAS 157 beginning in the first quarter of 2008. The Company is currently evaluating the impact, if any, the adoption of FAS 157 will have on its results of operations or financial position.

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

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance as to how errors should be evaluated to assess materiality from a quantitative perspective. SAB 108 permits companies to initially apply its provisions by either restating prior financial statements or recording the cumulative effect of initially applying the approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment to retained earnings. At December 31, 2006, the date of required adoption, SAB 108 did not have an effect on the Company’s consolidated financial statements.

4.   Derivatives

Certain products (principally credit protection oriented) issued by the Company have been deemed to meet the definition of a derivative under FAS 133 and FAS No. 149,”Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“FAS 149”). These products consist primarily of credit derivatives. In addition, the Company issued a few index based derivative financial instruments prior to 2004. FAS 133 and FAS 149 establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. FAS 133 and FAS 149 require that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheets and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value, cash flow or foreign currency hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company had no derivatives that were designated as hedges, except as described in Note 17. Long Term Debt, during 2006, 2005 and 2004. The Company uses derivative instruments primarily to offer credit protection to others. The Company records these transactions at fair value. Where available, the Company uses quoted market prices to fair value these insured credit derivatives. If quoted prices are not available, particularly for senior layer collateralized debt obligations (“CDO”), the fair value is estimated using valuation models for each type of credit protection. These models may be developed by third parties, such as rating agency models, or may be developed internally, depending on the circumstances. These models and the related assumptions are continually reevaluated by management and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely market information. The fair value of derivative financial instruments reflects the estimated cost to the Company to purchase protection on its outstanding exposures and is not an estimate of expected losses incurred. Due to the inherent uncertainties of the assumptions used in the valuation models to determine the fair value of these derivative products, actual experience may differ from the estimates reflected in the Company’s consolidated financial statements, and the differences may be material.

The Company records premiums received from the issuance of derivative instruments in gross written premiums and establishes unearned premium reserves and loss reserves. These loss reserves represent the Company’s best estimate of the probable losses expected under these contracts and are calculated in the same manner as the Company’s financial guaranty business. See Note 2. Significant Accounting Policies, Reserves for Losses and Loss Adjustment Expenses, for more information. Unrealized gains and losses on derivative financial instruments are computed as the difference between fair value and the total of the unearned premium reserves, losses and LAE reserve, premiums receivable, prepaid reinsurance premiums and reinsurance recoverable on ceded losses. Changes in unrealized gains and losses on derivative financial instruments are reflected in the consolidated statements of operations and comprehensive income. Cumulative unrealized gains are reflected as assets in the Company’s balance sheets. Unrealized gains and losses resulting from changes in the fair value of derivatives occur because of changes in interest rates, credit spreads, recovery rates, the credit ratings of the referenced entities and other market factors. In the event that the Company terminates a derivative contract prior to maturity as a result of a decision to exit a line of business or for risk management purposes, the unrealized gain or loss will be realized through premiums earned and losses incurred.

The Company recorded a pre-tax net unrealized gain on derivative financial instruments of $5.5 million for the year ended December 31, 2006, a pre-tax net unrealized loss on derivative financial instruments of $3.5 million for the year ended December 31, 2005, and a pre-tax net unrealized gain on derivative financial instruments of $52.5 million for the year ended December 31, 2004.

The following table summarizes activities related to derivative financial instruments (in thousands of U.S. dollars):

	2006	2005	2004
Balance sheets as of December 31,
Assets:
Premiums receivable	$18,792	$16,199	$16,455
Prepaid reinsurance premiums	2,964	3,005	3,427
Unrealized gains on derivative financial instruments	52,596	53,037	73,157
Liabilities:
Unearned premium reserves	13,508	12,548	14,050
Reserves for losses and LAE	4,743	11,045	19,005
Unrealized losses on derivative financial instruments	6,687	12,652	29,256
Net asset—fair value of derivative financial instruments	$49,414	$35,996	$30,728
Statements of operations for the years ended December 31,
Net written premiums	$62,852	$58,207	$(35,066)
Net earned premiums	61,851	59,287	89,189
Loss and loss adjustment expenses incurred	18,079	5,678	(16,213)
Unrealized gains (losses) on derivative financial instruments	5,524	(3,516)	52,460
Total impact of derivative financial instruments	$85,454	$61,449	$125,436

5.                 Goodwill

Goodwill of $94.6 million arose from ACE’s acquisition of Capital Re Corporation as of December 31, 1999 and was being amortized over a period of twenty-five years. On January 1, 2002, the Company ceased amortizing goodwill as part of its adoption of FAS 142 and now evaluates it for impairment at least annually in accordance with FAS 142.

The following table details goodwill by segment as of December 31, 2006 and 2005:

	As of December 31,
	2006	2005
	(in thousands of U.S. dollars)
Financial guaranty direct	$14,748	$14,748
Financial guaranty reinsurance	70,669	70,669
Mortgage guaranty	—	—
Other	—	—
Total	$85,417	$85,417

In the year ended December 31, 2004 the Company recognized a goodwill impairment of $1.6 million in its other segment for the trade credit business which the Company exited as part of the IPO. This impairment charge is presented in the Company’s consolidated statements of operations and comprehensive income under other expense. No such impairment was recognized in the years ended December 31, 2006 and 2005.

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

The Company’s U.S. domiciled insurance companies prepare statutory financial statements in accordance with accounting practices prescribed or permitted by the National Association of Insurance Commissioners (“NAIC”) and their respective Insurance Departments. Prescribed statutory accounting practices are set forth in the NAIC Accounting Practices and Procedures Manual. There are no permitted accounting practices on a statutory basis. The combined capital and statutory surplus of the Company’s U.S. domiciled insurance companies was $316.4 million and $325.6 million as of December 31, 2006 and 2005, respectively. The statutory combined net income of the Company’s U.S. domiciled insurance companies was $66.0 million, $103.0 million and $107.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Assured Guaranty Re Ltd. (“AG Re”) a Bermuda regulated Class 3 insurer and Long-Term insurer prepares its statutory financial statements in conformity with the accounting principles set forth in The Insurance Act 1978, amendments thereto and Related Regulations. The statutory capital and surplus of AG Re was $693.6 million and $651.7 million as of December 31, 2006 and 2005, respectively. The statutory net income of AG Re was $91.7 million, $88.3 million and $39.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

7.                 Insurance in Force

As of December 31, 2006 and 2005, net financial guaranty par in force, including insured credit default swaps (“CDS”), was approximately $132.3 billion and $102.5 billion, respectively. The Company’s 2006 reinsurance par outstanding on facultative business is reported on a current quarter basis while 2005 is reported on a one-quarter lag. The portfolio was broadly diversified by payment source, geographic location and maturity schedule, with no single risk representing more than 1.1% and 1.1% of the total net par in force as of December 31, 2006 and 2005, respectively.

The composition of net par in force by bond type was as follows:

	As of December 31,
	2006	2005
	(in billions of U.S. dollars)
U.S. public finance:
General obligation	$12.7	$12.0
Tax-backed	11.8	10.7
Municipal utilities	9.7	10.4
Healthcare	6.6	6.0
Transportation	6.3	6.4
Investor-owned utilities	1.6	1.4
Higher education	1.3	1.2
Housing	1.1	1.1
Structured municipal	0.6	0.8
Other public finance	0.6	0.8
Total U.S. public finance	52.3	50.8
U.S. structured finance:
Collateralized debt obligations	26.8	20.3
Mortgage-backed and home equity	11.4	9.8
Commercial receivables	7.9	4.4
Consumer receivables	2.7	2.4
Other structured finance	2.8	1.7
Total U.S. structured finance	51.6	38.6
International:
Other structured finance	9.9	5.5
Infrastructure	8.3	3.6
Public finance	6.0	1.3
Collateralized debt obligations	4.2	2.7
Total international	28.4	13.1
Total exposures	$132.3	$102.5

Maturities for public finance obligations range from 1 to 50 years, with a weighted average life of 15 years. Structured finance transactions have legal maturities that range from 1 to 41 years with a weighted average life of 8 years. CDS transactions are included in all structured finance categories and tax-backed and investor-owned utilities categories in public finance.

The portfolio contained exposures in each of the 50 states and abroad. The distribution of net financial guaranty par outstanding by geographic location is set forth in the following table:

	As of December 31, 2006		As of December 31, 2005
	Net par outstanding	% of Net par outstanding	Net par outstanding	% of Net par outstanding
	(in billions of U.S. dollars)
Domestic:
California	$7.6	5.7%	$7.3	7.1%
New York	5.9	4.4%	5.6	5.5%
Texas	3.2	2.4%	3.4	3.3%
Illinois	3.0	2.3%	3.1	3.0%
Florida	2.8	2.1%	2.7	2.6%
Massachusetts	2.6	2.0%	2.6	2.6%
Pennsylvania	2.1	1.6%	2.2	2.2%
Washington	2.0	1.5%	2.0	1.9%
New Jersey	2.0	1.5%	2.3	2.2%
Puerto Rico	1.7	1.3%	1.6	1.6%
Other states	19.4	14.7%	18.0	17.5%
Mortgage and structured (multiple states)	51.6	39.0%	38.6	37.7%
Total domestic exposures	103.9	78.5%	89.4	87.2%
International:
United Kingdom	18.9	14.3%	7.5	7.3%
Germany	3.0	2.3%	0.4	0.4%
Australia	1.1	0.8%	0.9	0.9%
Turkey	0.7	0.5%	0.5	0.5%
Ireland	0.4	0.3%	0.4	0.4%
Other	4.3	3.3%	3.4	3.3%
Total international exposures	28.4	21.5%	13.1	12.8%
Total exposures	$132.3	100.0%	$102.5	100.0%

The following table sets forth the net financial guaranty par outstanding by underwriting rating:

	As of December 31, 2006		As of December 31, 2005
Ratings(1)	Net par outstanding	% of Net par outstanding	Net par outstanding	% of Net par outstanding
	(in billions of U.S. dollars)
AAA	$57.0	43.1%	$34.5	33.7%
AA	23.0	17.4%	20.0	19.5%
A	32.8	24.9%	30.3	29.5%
BBB	18.2	13.7%	16.4	16.0%
Below investment grade	1.3	0.9%	1.3	1.3%
Total exposures	$132.3	100.0%	$102.5	100.0%

(1)          These ratings represent the Company’s internal assessment of the underlying credit quality of the insured obligations. The Company’s scale is comparable to that of the nationally recognized rating agencies.

As part of its financial guaranty business, the Company enters into CDS transactions whereby one party pays a periodic fee in fixed basis points on a notional amount in return for a contingent payment by the other party in the event one or more defined credit events occurs with respect to one or more third party reference securities or loans. A credit event may be a nonpayment event such as a failure to pay, bankruptcy, or restructuring, as negotiated by the parties to the CDS transaction. The total notional amount of insured CDS exposure outstanding as of December 31, 2006 and 2005 and included in the Company’s financial guaranty exposure was $49.4 billion and $27.7 billion, respectively.

As of December 31, 2006 and 2005, the Company’s net mortgage guaranty insurance in force (representing the current principal balance of all mortgage loans currently reinsured) was approximately $1.8 billion and $3.0 billion, respectively, and net risk in force was approximately $1.8 billion and $2.3 billion, respectively. These amounts are not included in the above table.

8.                 Premiums Earned from Refunded and Called Bonds

Net earned premiums include $11.2 million, $12.1 million and $17.4 million for 2006, 2005 and 2004, respectively, related to refunded and called bonds.

9.                 Investments

The following table summarizes the Company’s aggregate investment portfolio as of December 31, 2006:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands of U.S. dollars)
Fixed maturity securities
U.S. government and agencies	$256,498	$6,931	$(1,374)	$262,055
Obligations of state and political subdivisions	874,712	43,590	(906)	917,396
Corporate securities	134,822	4,430	(1,163)	138,089
Mortgage-backed securities	732,481	3,971	(9,845)	726,607
Asset-backed securities	242,809	235	(914)	242,130
Foreign government securities	45,051	31	(288)	44,794
Total fixed maturity securities	2,286,373	59,188	(14,490)	2,331,071
Short-term investments	134,064	—	—	134,064
Total investments	$2,420,437	$59,188	$(14,490)	$2,465,135

The following table summarizes the Company’s aggregate investment portfolio as of December 31, 2005:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands of U.S. dollars)
Fixed maturity securities
U.S. government and agencies	$332,662	$8,978	$(1,369)	$340,271
Obligations of state and political subdivisions	819,450	46,850	(1,576)	864,724
Corporate securities	127,272	6,264	(1,207)	132,329
Mortgage-backed securities	643,162	3,601	(9,208)	637,555
Asset-backed securities	141,619	128	(1,043)	140,704
Foreign government securities	18,198	303	(87)	18,414
Total fixed maturity securities	2,082,363	66,124	(14,490)	2,133,997
Short-term investments	115,826	—	—	115,826
Total investments	$2,198,189	$66,124	$(14,490)	$2,249,823

Approximately 29% and 28% of the Company’s total investment portfolio as of December 31, 2006 and 2005, respectively, was composed of mortgage-backed securities (“MBS”), including collateralized mortgage obligations and commercial mortgage-backed securities. As of both December 31, 2006 and 2005, the weighted average credit quality of the Company’s entire investment portfolio was AAA.

The amortized cost and estimated fair value of available-for-sale fixed maturity securities as of December 31, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands of U.S. dollars)
Due within one year	$25,099	$25,015
Due after one year through five years	396,701	399,278
Due after five years through ten years	340,808	349,761
Due after ten years	791,284	830,410
Mortgage-backed securities	732,481	726,607
Total	$2,286,373	$2,331,071

Proceeds from the sale of available-for-sale fixed maturity securities were $657.0 million, $727.0 million and $780.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Net realized investment (losses) gains consisted of the following:

	For the Years Ended December 31,
	2006	2005	2004
	(in thousands of U.S. dollars)
Gains	$2,467	$5,471	$14,296
Losses	(4,461)	(3,223)	(2,307)
Other than temporary impairments	—	—	—
Net realized investment (losses) gains	$(1,994)	$2,248	$11,989

The change in net unrealized gains of available-for-sale fixed maturity securities consists of:

	For the Years Ended December 31,
	2006	2005	2004
	(in thousands of U.S. dollars)
Fixed maturity securities	$(6,936)	$(40,580)	$(22,262)
Less: Deferred income tax benefit	(861)	(9,107)	(7,134)
Change in net unrealized gains on fixed maturity securities	$(6,075)	$(31,473)	$(15,128)

The following tables summarize, for all securities in an unrealized loss position as of December 31, 2006 and 2005, the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.

	As of December 31, 2006
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in millions of U.S. dollars)
U.S. government and agencies	$53.1	$(0.5)	$59.2	$(0.9)	$112.3	$(1.4)
Obligations of state and political subdivisions	88.6	(0.5)	24.0	(0.4)	112.6	(0.9)
Corporate securities	12.2	—	45.5	(1.1)	57.7	(1.1)
Mortgage-backed securities	143.6	(1.9)	306.2	(7.9)	449.8	(9.8)
Asset-backed securities	79.6	(0.1)	76.5	(0.9)	156.1	(1.0)
Foreign government securities	38.2	(0.2)	3.2	(0.1)	41.4	(0.3)
Total	$415.3	$(3.2)	$514.6	$(11.3)	$929.9	$(14.5)

	As of December 31, 2005
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in millions of U.S. dollars)
U.S. government and agencies	$169.2	$(1.0)	$13.2	$(0.4)	$182.4	$(1.4)
Obligations of state and political subdivisions	115.1	(1.2)	13.1	(0.4)	128.2	(1.6)
Corporate securities	34.1	(0.6)	14.2	(0.6)	48.3	(1.2)
Mortgage-backed securities	334.1	(6.3)	89.3	(2.9)	423.4	(9.2)
Asset-backed securities	121.5	(1.0)	0.4	—	121.9	(1.0)
Foreign government securities	0.7	—	2.6	(0.1)	3.3	(0.1)
Total	$774.7	$(10.1)	$132.8	$(4.4)	$907.5	$(14.5)

The above balances include 224 and 207 fixed maturity securities as of December 31, 2006 and 2005, respectively. The Company has considered factors such as sector credit ratings and industry analyst reports in evaluating the above securities for impairment. The Company has concluded that these securities are not other than temporarily impaired as of December 31, 2006 and 2005, since it has the ability and intent to hold these securities until they recover their value or until maturity.

Net investment income is derived from the following sources:

	For the Years Ended December 31,
	2006	2005	2004
	(in thousands of U.S. dollars)
Income from fixed maturity securities	$105,886	$95,689	$94,246
Income from short-term investments	7,927	3,624	2,676
Gross investment income	113,813	99,313	96,922
Less: investment expenses	(2,358)	(2,477)	(2,140)
Net investment income	$111,455	$96,836	$94,782

Under agreements with its cedants and in accordance with statutory requirements, the Company maintains fixed maturity securities in trust accounts of $610.5 million and $552.8 million as of December 31, 2006 and 2005, respectively, for the benefit of reinsured companies and for the protection of policyholders, generally in states in which the Company or its subsidiaries, as applicable, are not licensed or accredited.

As part of its insured CDS business, the Company is party to certain contractual agreements that require collateral to be posted for the benefit of either party depending on ratings of the parties to the agreement and changes in fair value relative to applicable specified thresholds of the insured swap transactions. As of December 31, 2006 and 2005, the Company posted collateral of $0.9 million and $1.8 million, respectively, for the benefit of CDS customers.

The Company is not exposed to significant concentrations of credit risk within its investment portfolio.

No material investments of the Company were non-income producing for the years ended December 31, 2006, 2005 and 2004.

10.   Reserves for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending balances of reserves for losses and LAE:

	For the Years Ended December 31,
	2006	2005	2004
	(in thousands of U.S. dollars)
Balance as of January 1	$128,421	$236,202	$544,211
Less reinsurance recoverable	(12,350)	(120,220)	(122,124)
Net balance as of January 1	116,071	115,982	422,087
Transfers to case reserves from portfolio reserves	733	13,747	581
Incurred losses and loss adjustment expenses pertaining to case and IBNR reserves:
Current year	772	10,609	56,666
Prior years	(13,028)	(76,683)	(81,259)
	(12,256)	(66,074)	(24,593)
Transfers to case reserves from portfolio reserves	(733)	(13,747)	(581)
Incurred losses and loss adjustment expenses pertaining to portfolio reserves	5,500	(3,490)	(7,386)
Total incurred losses and loss adjustment expenses	(6,756)	(69,564)	(31,979)
Loss and loss adjustment expenses paid and recovered pertaining to:
Current year	(20)	(143)	(50,623)
Prior years	355	77,340	(190,960)
	335	77,197	(241,583)
Value of reinsurance business assumed	—	—	(14,226)
Change in salvage recoverable	42	(2,497)	(11,919)
Transfer title reserves	—	—	(6,620)
Foreign exchange loss (gain) on reserves	19	(5,047)	222
Net balance as of December 31	109,711	116,071	115,982
Plus reinsurance recoverable	10,889	12,350	120,220
Balance as of December 31	$120,600	$128,421	$236,202

The difference between the portfolio reserve transferred to case reserves and the ultimate case reserve recorded is included in current year incurred amounts.

The financial guaranty case basis reserves have been discounted using a rate of 6% in 2006, 2005 and 2004, resulting in a discount of $9.6 million, $10.7 million and $18.4 million, respectively.

The favorable prior year development in 2006 of $13.0 million is primarily due to $13.5 million of loss recoveries from third party litigation settlements.

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

Reinsurance recoverables and loss and loss adjustment expense reserves decreased in 2005 compared with 2004 due to a quota share retrocession agreement that the Company entered into on April 28, 2004 with ACE INA Overseas Insurance Company Ltd. (“AIOIC”), a subsidiary of ACE, whereby it ceded 100% of any potential losses associated with an action filed by World Omni Financial Corp. (“World Omni”) against AG Intermediary Inc. and AGRO, subsidiaries of the Company, for a premium of $32.2 million. The matter was settled on December 15, 2005 between AIOIC and World Omni. Upon settlement, the Company released $54.2 million of reinsurance recoverables and loss and loss adjustment expense reserves, representing its entire obligation to World Omni (see Note 15. Commitments and Contingencies). Also contributing to the decreases was $53.3 million of released reinsurance recoverables and loss and loss adjustment expense reserves, due to the run-off and novation of the Company’s trade credit business, which is included in the Company’s other segment.

Losses and loss adjustment expenses (received) paid, were $(0.3) million, $(77.2) million and $241.6 million, respectively, for the years ended December 31, 2006, 2005 and 2004. The loss recovery of $ 0.3 million in 2006 is due to $13.5 million of net recoveries from third party litigation settlements. These recoveries were primarily offset by loss payments of which two of the largest were made on a U.S. Infrastructure transaction and a European Infrastructure transaction. The loss recovery of $ 77.2 million in 2005 is primarily due to $71.0 million in loss recoveries from a third party litigation settlement agreement, with two parties, relating to a reinsurance claim incurred in 1998 and 1999 as well as a $2.4 million recovery related to the equity layer credit protection business, mentioned above. Of the total net loss payments in 2004, $56.2 million related to equity layer CDO losses paid in those years. No amounts were paid in 2005 relating to equity layer CDO losses.

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

Prior to the IPO in April 2004, Assured Guaranty US Holdings Inc. (“AGUS”), Assured Guaranty Corp. (“AGC”), Assured Value Insurance Company (“AVIC”), an AGC subsidiary prior to its merger into AGC in December 2006, AG Financial Products Inc. (“AGFP”) and AFP Transferor Inc. (“AFP”) had historically filed their U.S. income tax returns in the consolidated U.S. tax return of its former shareholder. For periods after April 2004, AGUS and its subsidiaries, AGC, AVIC (prior to merger into AGC in December 2006), AGFP and AFP file a consolidated federal income tax return. Assured Guaranty

Overseas US Holdings Inc. (“AGOUS”) and its subsidiaries, AGRO, Assured Guaranty Mortgage Insurance Company, ACE Capital Title Reinsurance (for the period ending April 15, 2004) and AG Intermediary Inc., have historically filed a consolidated federal income tax return. AGRO, a Bermuda domiciled company, has elected under Section 953(d) of the Internal Revenue Code to be taxed as a U.S. domestic corporation. Each company, as a member of its respective consolidated tax return group, has paid its proportionate share of the consolidated federal tax burden for its group as if each company filed on a separate return basis with current period credit for net losses.

The following table provides the Company’s income tax provision and effective tax rates:

	For the Years Ended December 31,
	2006	2005	2004
	(in thousands of U.S. dollars)
Current tax expense	$18,644	$45,477	$16,106
Deferred tax expense (benefit)	11,596	(4,304)	34,426
Provision for income taxes	$30,240	$41,173	$50,532
Effective tax rate	15.9%	17.9%	21.7%

Reconciliation of the difference between the provision for income taxes and the expected tax provision at statutory rates in taxable jurisdictions was as follows:

	For the Years Ended December 31,
	2006	2005	2004
	(in thousands of U.S. dollars)
Expected tax provision at statutory rates in taxable jurisdictions	$42,494	$52,390	$62,448
Tax-exempt interest	(11,642)	(11,570)	(11,194)
Other	(612)	353	(722)
Total provision for income taxes	$30,240	$41,173	$50,532

The deferred income tax liability reflects the tax effect of the following temporary differences:

	As of December 31,
	2006	2005
	(in thousands of U.S. dollars)
Deferred tax assets:
Reserves for losses and loss adjustment expenses	$15,558	$18,533
Tax and loss bonds	12,834	15,434
Net operating loss carry forward	17,231	20,900
Alternative minimum tax credit	727	1,811
Tax basis step-up	10,639	13,287
Other	2,405	4,056
Total deferred income tax assets	59,394	74,021
Deferred tax liabilities:
Unrealized gains on derivative financial instruments	12,220	11,243
Deferred acquisition costs	32,132	26,813
Unearned premium reserves	7,654	11,155
Contingency reserves	11,674	15,031
Unrealized appreciation on investments	16,963	18,219
Other	11,657	11,189
Total deferred income tax liabilities	92,300	93,650
Valuation allowance	7,000	7,000
Net deferred income tax liability	$39,906	$26,629

As of December 31, 2006, AGRO had a standalone net operating loss carry forward of $50.0 million, which is available to offset future U.S. federal taxable income $29.3 million through 2017 and $20.7 million through 2023. As a Section 953(d) company, any standalone net operating losses of AGRO are treated as dual consolidation losses and are not permitted to offset the income of any other members of the consolidated group. Management believes it is more likely than not that $20.0 million of AGRO’s $50.0 million net operating loss will not be utilized before it expires and has established a $7.0 million valuation allowance related to the net operating loss carryforward deferred tax asset. The valuation allowance is subject to considerable judgment, is reviewed quarterly and will be adjusted to the extent actual taxable income differs from estimates of future taxable income that may be used to realize net operating loss carryforwards or capital losses.

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

As a result of the election, the Company has adjusted its net deferred tax liability, to reflect the new tax basis of the Company’s affected assets. The additional basis is expected to result in increased future income tax deductions and, accordingly, may reduce income taxes otherwise payable by the Company. Any tax benefit realized by the Company will be paid to AFS. Such tax benefits will generally be calculated by comparing the Company’s affected subsidiaries’ actual taxes to the taxes that would have been owed by those subsidiaries had the increase in basis not occurred. After a 15 year period, to the extent there remains an unrealized tax benefit, the Company and AFS will negotiate a settlement of the unrealized benefit based on the expected realization at that time.

The Company initially recorded a $49.0 million reduction of its existing deferred tax liability, based on an estimate of the ultimate resolution of the Section 338(h)(10) election. Under the tax allocation agreement, the Company estimated as of the IPO date, that it was obligated to pay $20.9 million to AFS and accordingly has established this amount as a liability. The initial difference, which is attributable to the change in the tax basis of certain liabilities for which there is no associated step-up in the tax basis of its assets and no amounts due to AFS, resulted in an increase to additional paid-in capital of $28.1 million. The Company has paid ACE and correspondingly reduced its liability, $5.1 million and $0.7 million in 2006 and 2005 respectively.

12.   Analysis Of Premiums Written, Premiums Earned And Loss And Loss Adjustment Expenses

To limit its exposure on assumed risks, at the time of the IPO, the Company entered into certain proportional and non-proportional retrocessional agreements with other insurance companies, primarily subsidiaries of ACE, the Company’s former parent, to cede a portion of the risk underwritten by the Company. In addition, the Company enters into reinsurance agreements with non-affiliated companies to limit its exposure to risk on an on-going basis.

In the event that any or all of the reinsurers are unable to meet their obligations, the Company would be liable for such defaulted amounts. Direct, assumed, and ceded amounts were as follows:

	For the Years Ended December 31,
	2006	2005	2004
	(in thousands of U.S. dollars)
Premiums Written
Direct	$189,262	$96,181	$(21,561)
Assumed	136,408	155,919	212,432
Ceded	(6,998)	(34,778)	(111,301)
Net	$318,672	$217,322	$79,570
Premiums Earned
Direct	$91,962	$77,332	$96,262
Assumed	126,666	158,907	198,673
Ceded	(11,974)	(37,513)	(107,071)
Net	$206,654	$198,726	$187,864
Loss and loss adjustment expenses
Direct	$(15,556)	$(4,547)	$37,971
Assumed	9,740	(132,491)	22,515
Ceded	(940)	67,474	(92,465)
Net	$(6,756)	$(69,564)	$(31,979)

The following table presents the affiliated and third party reinsurance recoverable balances on ceded losses and provides Standard & Poor’s Inc., a Division of The McGraw-Hill Companies, Inc. (“S&P”) ratings for individual reinsurers:

	As of December 31,
	2006	2005	S&P Rating
	(in thousands of U.S. dollars)
ACE American	$10,806	$12,266	A+
Other non affiliated	83	84	BBB
Reinsurance recoverable on ceded loss and LAE	$10,889	$12,350

Agreement with Financial Security Assurance Inc.

During 2005, AGC and AG Re, two of the Company’s subsidiaries, entered into a reinsurance agreement with Financial Security Assurance Inc. (“FSA”) pursuant to which substantially all of FSA’s financial guaranty risks previously ceded to AGC (the “Ceded Business”) were assumed by AG Re. This agreement was effective as of January 1, 2005 and is consistent with the Company’s IPO strategy of AGC ceasing to write new reinsurance business and transferring its existing reinsurance business to AG Re to optimize capital utilization. In connection with the transaction, AGC transferred liabilities of $169.0 million, consisting primarily of unearned premium reserves. All profit and loss related items associated with this transfer were eliminated in consolidation, with the exception of profit commission expense, certain other operating expenses, and provision for income taxes. Since this transaction transferred unearned premium reserve from AGC, a U.S. tax paying entity, to AG Re, a non-U.S. tax paying entity, the Company released a deferred tax liability related to differences between the book and tax carrying amounts of unearned premium reserves which resulted in a tax benefit. The total impact of all these items increased 2005 net income $1.9 million. FSA has released AGC from all liabilities with respect to the Ceded Business. AG Re has assumed substantially all of AGC’s liabilities with respect to the Ceded Business. FSA may receive a profit commission on the Ceded Business based on its future performance.

FSA also reassumed from AG Re during 2005, approximately $12.4 million of unearned premium reserves, net of ceding commissions, of healthcare related business with an approximate par value of $820.0 million.

13.   Insurance Regulations

AGC is a Maryland domiciled insurance company and a subsidiary of the Company. Under Maryland’s 1993 revised insurance law, the amount of surplus available for distribution as dividends is subject to certain statutory provisions, which generally prohibit the payment of dividends in any twelve-month period in an aggregate amount exceeding the lesser of 10% of surplus or net investment income (at the preceding December 31) without prior approval of the Maryland Commissioner of Insurance. The amount available for distribution from the Company during 2007 with notice to, but without prior approval of, the Maryland Commissioner of Insurance under the Maryland insurance law is approximately $28.6 million. During the years ended December 31, 2006 and 2005, AGC declared and paid $13.8 million and $4.3 million, respectively, in dividends to AGUS. There were no dividends paid in 2004. Under Maryland insurance regulations, AGC is required at all times to maintain a minimum surplus of $750,000.

AG Re’s and AGRO’s dividend distribution are governed by Bermuda law. Under Bermuda law, dividends may only be paid if there are reasonable grounds for believing that the Company is, or would after the payment be, able to pay its liabilities as they become due and if the realizable value of its assets would thereby not be less than the aggregate of its liabilities and issued share capital and share premium accounts. Distributions to shareholders may also be paid out of statutory capital, but are subject to a 15% limitation without prior approval of the Bermuda Monetary Authority. Dividends are limited by requirements that the subject company must at all times (i) maintain the minimum solvency margin required under the Insurance Act of 1978 and (ii) have relevant assets in an amount at least equal to 75% of relevant liabilities, both as defined under the Insurance Act of 1978. The amount available at AG Re to pay dividends in 2007 in compliance with Bermuda law is $599.6 million. However, any distribution which results in a reduction of 15% of more of AG Re’s total statutory capital, as set out in its previous years financial statements, would require the prior approval of the Bermuda Monetary Authority. During 2006, AG Re declared dividends of $46.5 million and paid $42.6 million to its parent, Assured Guaranty Ltd. During 2005, AG Re declared dividends of $19.4 million and paid $38.4 million to Assured Guaranty Ltd. During 2004, AG Re declared dividends of $32.0 million and paid $13.0 million to Assured Guaranty Ltd.

14.   Related Party Transactions

The following table summarizes the activity with ACE subsidiaries (“affiliated”) and non-affiliated entities for each line item where applicable in the income statements:

	For the Years Ended December 31,
	2006	2005	2004
	(in thousands of U.S. dollars)
Net earned premiums
Non-affiliated:
Gross written premiums	$325,846	$252,100	$192,366
Ceded written premiums	(2,872)	(2,556)	(3,858)
Net written premiums	322,974	249,544	188,508
(Increase) decrease in net unearned premium reserves	(109,763)	(17,610)	91,842
Non-affiliated net earned premiums	213,211	231,934	280,350
Affiliated:
Gross written premiums	(176)	—	(1,495)
Ceded written premiums	(4,126)	(32,222)	(107,443)
Net written premiums	(4,302)	(32,222)	(108,938)
(Increase) decrease in net unearned premium reserves	(2,255)	(986)	16,452
Affiliated net earned premiums	(6,557)	(33,208)	(92,486)
Total	206,654	198,726	187,864
Net investment income	111,455	96,836	94,782
Net realized investment (losses) gains	(1,994)	2,248	11,989
Unrealized gains (losses) on derivative financial instruments
Non-affiliated	5,524	(3,516)	47,276
Affiliated	—	—	5,184
Total	5,524	(3,516)	52,460
Other income	419	240	820
Total revenues	$322,058	$294,534	$347,915

	For the Years Ended December 31,
	2006	2005	2004
	(in thousands of U.S. dollars)
Loss and loss adjustment expenses
Non-affiliated	$(5,758)	$(108,926)	$62,238
Affiliated	(998)	39,362	(94,217)
Total	(6,756)	(69,564)	(31,979)
Profit commission expense
Non-affiliated	9,684	13,125	15,799
Affiliated	(156)	(216)	(258)
Total	9,528	12,909	15,541
Acquisition costs
Non-affiliated	45,690	46,853	56,780
Affiliated	(716)	(1,551)	(5,916)
Total	44,974	45,302	50,864
Other operating expenses	68,019	59,015	67,789
Interest expense	13,772	13,520	10,735
Other expense	2,547	3,731	1,645
Total expenses	132,084	64,913	114,595
Income before provision for income taxes	189,974	229,621	233,320
Total provision for income taxes	30,240	41,173	50,532
Net income	$159,734	$188,448	$182,788

The following table summarizes the affiliated components of each balance sheet item, where applicable:

	As of December 31,
	2006	2005
	(in thousands of U.S. dollars)
Assets
Prepaid reinsurance premiums	$644	$3,106
Reinsurance recoverable on ceded losses	10,806	12,266
Other assets	65	1,401
Total affiliate assets	11,515	16,773
Non-affiliate assets	2,923,825	2,679,552
Total assets	$2,935,340	$2,696,325
Liabilities and shareholders’ equity
Liabilities
Unearned premium reserves	$2,036	$2,178
Reserves for loss and loss adjustment expenses	34	33
Funds held by Company under reinsurance agreements	21,412	19,186
Other liabilities	14,990	22,197
Total affiliate liabilities	38,472	43,594
Non-affiliate liabilities	1,246,107	991,218
Total liabilities	1,284,579	1,034,812
Total shareholders’ equity(1)	1,650,761	1,661,513
Total liabilities and shareholders’ equity	$2,935,340	$2,696,325

(1)          During December 2006, AGUS purchased 5,692,599 common shares of the Company from ACE.

The following table summarizes the non-affiliated and affiliated components of cash flows from operations:

	For the Years Ended December 31,
	2006	2005	2004
	(in thousands of U.S. dollars)
Affiliated	$(4,551)	$(1,984)	$(1,449)
Non-affiliated	266,125	179,341	(43,325)
Net cash flows provided by (used in) operating activities	$261,574	$177,357	$(44,774)
Affiliated	$—	$—	$39,784
Non-affiliated	(228,461)	(155,101)	(17,323)
Net cash flows (used in) provided by investing activities	$(228,461)	$(155,101)	$22,461
Affiliated*	$(152,000)	$—	$(200,000)
Non-affiliated	116,934	(31,937)	206,094
Net cash flows (used in) provided by financing activities	$(35,066)	$(31,937)	$6,094

*                    2006 amount represents $150.0 million share repurchase from ACE and $2.0 million repayment of notes issued in connection with IPO.

Transactions and Agreements with ACE

The Company and ACE were involved in the following transaction and reinsurance and service agreements with subsidiaries of ACE as follows:

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

During 2006, 2005, and 2004 ACE provided certain general and administrative services to some of the Company’s subsidiaries, including AGC, AG Re and AGRO. Those services primarily included information technology related services and tax consulting and preparation services. Expenses included in the Company’s consolidated financial statements related to these services were $0.6 million, $0.9 million and $1.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Assured Guaranty Finance Overseas Ltd. and Assured Guaranty (UK) Ltd. (“AG (UK)”) obtained staffing, payroll and related services from ACE INA Services (UK) Ltd. For the year ended December 31, 2004, the Company incurred $1.1 million in employee related expenses. Effective December 31, 2004 this arrangement was terminated.

Non-Cash Capital Contribution

During 2004, ACE contributed capital of $78.9 million to the Company. This was a non-cash contribution. The capital contribution in 2004 was mainly comprised of $75.0 million of cumulative monthly income preferred shares transferred to ACE, $3.5 million of the accelerated vesting of options to purchase ordinary shares, and other items related to the formation transactions due to the IPO. No such contribution occurred during 2006 and 2005.

15.   Commitments and Contingencies

The Company and its subsidiaries are party to various lease agreements. As of December 31, 2006, future minimum rental payments under the terms of these operating leases for office space are $2.8 million in 2007, $3.0 million in 2008, $1.7 million in 2009, $0.7 million in 2010, $0.5 million in 2011 and $2.5 million thereafter. These payments are subject to escalations in building operating costs and real estate taxes. Rent expense for the years ended December 31, 2006, 2005 and 2004 was approximately $3.0 million, $3.1 million and $3.2 million, respectively.

On January 18, 2002, World Omni filed an action against AG Intermediary Inc., a subsidiary of the Company, in the United States District Court for the Southern District of New York entitled World Omni Financial Corp. v. ACE Capital Re Inc., Case No. 02 CV 0476 (RO). On September 20, 2002, World Omni amended its complaint to add AGRO as a defendant. The dispute arose out of a quota share reinsurance agreement between AGRO and JCJ Insurance Company (“JCJ”), an affiliate of World Omni, and an underlying residual value insurance policy issued by JCJ to World Omni, which insured residual value losses of World Omni with respect to a portfolio of automobile leases. Subject to the terms and conditions of the policy, the residual value insurance policy insures World Omni against losses (as defined in the policy) resulting from the value of leased vehicles at the end of the applicable lease term being less than what such value was assumed to have been at the inception of the applicable lease term. In the District Court action, World Omni sought a declaratory judgment regarding AGRO’s coverage obligations, if any, for such alleged losses, as well as damages for breach of contract based upon AGRO’s refusal to pay claims asserted by World Omni. World Omni sought $157.0 million, which is the limit of liability under the quota share reinsurance agreement, plus interest.

On April 28, 2004 the Company entered into a quota share retrocession agreement with AIOIC, a subsidiary of ACE, whereby it ceded 100% of any potential losses associated with the above litigation for a premium of $32.2 million. The matter was settled on December 15, 2005 between AIOIC and World Omni. Upon settlement, the Company paid its $34.4 million funds held liability to AIOIC. Also in connection with the settlement the Company released $54.2 million of reinsurance recoverable and loss and loss adjustment expense reserves, representing its entire obligation to World Omni.

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

During 2006, the Company’s wholly owned subsidiary, AGRO, and a number of other parties, completed various settlements with defendants in the In re: National Century Financial Enterprises Inc. Investment Litigation now pending in the United States District Court for the Southern District of Ohio - Eastern District. AGRO received approximately $13.5 million (pre-tax) in 2006, from the settlements. AGRO originally paid claims in 2003 of approximately $41.7 million (pre-tax) related to National Century Financial Enterprises Inc. To date, including the settlements described above, the Company has recovered $18.8 million (pre-tax), representing a partial settlement of the litigation. The litigation will continue against other parties.

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

16.   Concentrations

The Company’s client base includes all of the major monoline primary financial guaranty insurance companies, many banks and several European insurance and reinsurance companies. Of the Company’s total gross premiums written for the year ended December 31, 2006, 17.7% came from FSA. Of the Company’s total gross premiums written for the year ended December 31, 2005, 18.0% and 13.0% came from FSA and Ambac Assurance Corporation (“Ambac”), respectively, two of the four monoline primary financial guaranty insurance companies. In addition, 10.3% of the Company’s total gross premiums written came from CGA Group Ltd. (“CGA”). The entire amount related to CGA was retroceded to a subsidiary of ACE. Of the Company’s total gross premiums written for the year ended December 31, 2004, 41.8%, 19.6% and 14.8% came from FSA, Ambac and MBIA Insurance Corporation, respectively, three of the four monoline primary financial guaranty insurance companies. No other client represented more than 10% of the Company’s total gross premiums written for the years ended December 31, 2006, 2005 and 2004.

17.   Long-Term Debt

The Company’s consolidated financial statements include long-term debt used to fund the Company’s insurance operations, and related interest expense, as described below.

Senior Notes

On May 18, 2004, AGUS, a subsidiary of the Company, issued $200.0 million of 7.0% Senior Notes due 2034 for net proceeds of $197.3 million. The proceeds of the offering were used to repay substantially all of a $200.0 million promissory note issued to a subsidiary of ACE in April 2004 as part of the IPO related formation transactions. The coupon on the Senior Notes is 7.0%, however, the effective rate will be approximately 6.4%, taking into account the effect of a cash flow hedge executed by the Company in March 2004. The Company recorded interest expense of $13.4 million, $13.4 million and $8.4 million, including $0.6 million, $0.6 million and $0.4 million of amortized gain on the cash flow hedge, for the years ended December 31, 2006, 2005 and 2004, respectively. These Senior Notes are fully and unconditionally guaranteed by Assured Guaranty Ltd.

Series A Enhanced Junior Subordinated Debentures

On December 20, 2006, AGUS issued $150.0 million of Series A Enhanced Junior Subordinated Debentures (the “Debentures”) due 2066 for net proceeds of $149.7 million. The Debentures are guaranteed on a junior subordinated basis by Assured Guaranty Ltd. The proceeds of the offering were used to repurchase 5,692,599 of Assured Guaranty Ltd.’s common shares from ACE Bermuda Insurance Ltd., a subsidiary of ACE. The Debentures pay a fixed 6.40% rate of interest until December 15, 2016, and thereafter pay a floating rate of interest, reset quarterly, at a rate equal to 3 month LIBOR plus a margin equal to 2.38%,. AGUS may elect at one or more times to defer payment of interest for one or more consecutive periods for up to ten years. Any unpaid interest bears interest at the then applicable rate. AGUS may not defer interest past the maturity date.

On any date on which accrued interest through the most recent interest payment date has not been paid in full, whether because of an optional deferral or otherwise, AGUS and Assured Guaranty Ltd. will not, and will not permit any subsidiary to, declare or pay any dividends or any distributions on, or make any payments of interest, principal or premium, or any guarantee payments on, or redeem, repurchase, purchase, acquire or make a liquidation payment on, any of AGUS’s or Assured Guaranty Ltd.’s capital stock, debt securities that rank equal or junior to the Debentures or the subordinated guarantees or guarantees that rank equal or junior to the Debentures or the subordinated guarantees, other than pro rata payments on debt securities that rank equally with the Debentures and the subordinated guarantees with certain exceptions.

If AGUS has optionally deferred interest payments otherwise due on the Debentures, then following the earlier of (i) the fifth anniversary of the commencement of a deferral period or (ii) a payment, during a deferral period, of current interest on the Debentures, AGUS and Assured Guaranty Ltd. must make commercially reasonable efforts to sell qualifying warrants and non-cumulative perpetual preferred stock.  If such efforts are successful, AGUS must pay optionally deferred interest out of the net proceeds from the sale of such securities. AGUS cannot pay optionally deferred interest from sources other than the net proceeds from the sale of such securities. AGUS’s and Assured Guaranty Ltd.’s obligation to make commercially reasonable efforts to sell qualifying warrants and non-cumulative perpetual preferred stock to satisfy AGUS’s obligation to pay interest is subject to market disruption events and subject to certain caps , and does not apply if an event of default with respect to the Debentures has occurred and is continuing.

In connection with the issuance of the Debentures, Assured Guaranty Ltd. and AGUS entered into a replacement capital covenant (the “Replacement Capital Covenant”) in which Assured Guaranty Ltd. and AGUS covenanted that (i) AGUS will not redeem or repurchase the Debentures and (ii) Assured Guaranty Ltd. will not purchase the Debentures, in each case on or before December 15, 2046, except, subject to certain limitations, to the extent that the applicable redemption, repurchase or purchase price does not exceed a specified amount of proceeds from the sale, during the 180 days prior to the date of that redemption, repurchase or purchase, of common shares, rights to acquire common shares, and qualifying capital securities.

Subject to the Replacement Capital Covenant, the Debentures may be redeemed in whole or in part, subject to minimum amounts outstanding, at any time, on or after December 15, 2016, at the cash redemption price of 100% of the principal amount of the Debentures to be redeemed, plus accrued and unpaid interest, together with any compounded interest, on such Debentures to the date of redemption (the “par redemption amount”). AGUS may redeem the Debentures prior to December 15, 2016, in whole but not in part, at a price equal to the greater of (i) the par redemption amount and (ii) the applicable make-whole redemption amount.

The junior subordinated indenture governing the Debentures provides that only the following constitute events of default with respect to the Debentures that give a right to accelerate the amounts due under the Debentures: (i) default for 30 calendar days in the payment of any interest on the Debentures when such interest becomes due and payable (whether or not such payment is prohibited by the subordination provisions); however, a default under this provision will not arise if AGUS has properly deferred the interest in connection with an optional deferral period, (ii) any non-payment of interest, whether due to an optional deferral or otherwise, that continues for 10 consecutive years without all accrued and unpaid interest (including compounded interest thereon) having been paid in full, such non-payment continues for 30 days and Assured Guaranty Ltd. fails to make guarantee payments with respect thereto, (iii) default in the payment of the principal of, and premium, if any, on the Debentures when due, or (iv) certain events of bankruptcy, insolvency, or receivership, whether voluntary or not. Failure to comply with covenants is not an event of default under the junior subordinated indenture for purposes of declaring an acceleration of payment of the Debentures.

Credit Facilities

2006 Credit Facility

On November 6, 2006, Assured Guaranty Ltd. and certain of its subsidiaries entered into a $300.0 million five-year unsecured revolving credit facility (the “2006 credit facility”) with a syndicate of banks, for which ABN AMRO Incorporated and Bank of America Securities LLC acted as lead arrangers. Under the 2006 credit facility, each of AGC, AG (UK), AG Re, AGRO and Assured Guaranty Ltd. are entitled to request the banks to make loans to such borrower or to request that letters of credit be issued for the account of such borrower.

Of the $300.0 million available to be borrowed, no more than $100.0 million may be borrowed by Assured Guaranty Ltd., AG Re or AGRO, individually or in the aggregate, and no more than $20.0 million may be borrowed by AG (UK). The stated amount of all outstanding letters of credit and the amount of all unpaid drawings in respect of all letters of credit cannot, in the aggregate, exceed $100.0 million.

The 2006 credit facility also provides that Assured Guaranty Ltd. may request that the commitment of the banks be increased an additional $100.0 million up to a maximum aggregate amount of $400.0 million. Any such incremental commitment increase is subject to certain conditions provided in the agreement and must be for at least $25.0 million.

The proceeds of the loans and letters of credit are to be used for the working capital and other general corporate purposes of the borrowers and to support reinsurance transactions.

At the closing of the 2006 credit facility, (i) AGC guaranteed the obligations of AG (UK) under such facility, (ii) Assured Guaranty Ltd. guaranteed the obligations of AG Re and AGRO under such facility and agreed that, if the Company Consolidated Assets (as defined in the related credit agreement) of AGC and its subsidiaries were to fall below $1.2 billion, it would, within 15 days, guarantee the obligations of AGC and AG (UK) under such facility and (iii) Assured Guaranty Overseas US Holdings Inc., as a Material Non-AGC Subsidiary (as defined in the related credit agreement), guaranteed the obligations of Assured Guaranty Ltd., AG Re and AGRO under such facility.

The 2006 credit facility’s financial covenants require that Assured Guaranty Ltd. (a) maintain a minimum net worth of seventy-five percent (75%) of the Consolidated Net Worth of Assured Guaranty Ltd. as of the most recent fiscal quarter of Assured Guaranty Ltd. prior to the Closing Date and (b) maintain a maximum debt-to-capital ratio of 30%. In addition, the 2006 credit facility requires that AGC maintain qualified statutory capital of at least 75% of its statutory capital as of the fiscal quarter prior to the closing date of the facility. Furthermore, the 2006 credit facility contains restrictions on Assured Guaranty Ltd. and its subsidiaries, including, among other things, in respect of their ability to incur debt, permit liens, become liable in respect of guaranties, make loans or investments, pay dividends or make distributions, dissolve or become party to a merger, consolidation or acquisition, dispose of assets or enter into affiliate transactions. Most of these restrictions are subject to certain minimum thresholds and exceptions. The 2006 credit facility has customary events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, bankruptcy or insolvency proceedings, change of control and cross-default to other debt agreements. A default by one borrower will give rise to a right of the lenders to terminate the facility and accelerate all amounts then outstanding. As of December 31, 2006, Assured Guaranty was in compliance with all of those financial covenants.

As of December 31, 2006, no amounts were outstanding under this facility nor have there been any borrowings under this facility.

The 2006 credit facility replaced a $300.0 million three-year credit facility (the “2005 credit facility”), discussed below. Letters of Credit for a total aggregate stated amount of approximately $19.6 million, including $19.2 million issued during the term of the 2005 credit facility, remain outstanding as of December 31, 2006.

2005 Credit Facility

On April 15, 2005, Assured Guaranty Ltd. and certain of its subsidiaries entered into a $300.0 million three-year unsecured revolving credit facility (the “2005 credit facility”) with a syndicate of banks, for which ABN AMRO Incorporated and Bank of America, N.A. acted as lead arrangers and KeyBank National Association (“KeyBank”) acted as syndication agent. Effective November 6, 2006, the 2005 credit facility was terminated and replaced by the 2006 credit facility discussed above. Under the 2005 credit facility, each of AGC, AG (UK), a subsidiary of AGC organized under the laws of the United Kingdom, Assured Guaranty Ltd., AG Re and AGRO were entitled to request the banks to make loans to such borrower or to request that letters of credit be issued for the account of such borrower. The 2005 credit facility replaced (1) the $250.0 million credit facility and (2) the Letter of Credit Agreement, both discussed below.

The 2005 credit facility had been available for general corporate purposes. The proceeds of the loans and letters of credit were to be used for working capital and other general corporate purposes of the borrowers and to support reinsurance transactions. Letters of Credit for a total aggregate stated amount of approximately $19.2 million issued during the term of this facility remain outstanding and are deemed issued under the 2006 credit facility.

As of December 31, 2005, no amounts were outstanding under this facility nor have there been any borrowings under this facility.

$250.0 million Credit Facility

On April 29, 2004, Assured Guaranty Ltd. and certain of its subsidiaries entered into a $250.0 million unsecured credit facility (“$250.0 million credit facility”), with a syndicate of banks, for which ABN AMRO Incorporated and Bank of America, N.A. acted as co-arrangers. Each of Assured Guaranty Ltd., AGC and AG (UK), was a party, as borrower. The $250.0 million credit facility was terminated and replaced by the 2005 credit facility discussed above.

The $250.0 million credit facility was a 364 day facility available for general corporate purposes. As of its termination, no amounts were outstanding under this facility nor had there been any borrowings under the life of this facility.

Letter of Credit Agreement

On November 8, 2004, Assured Guaranty Ltd., AG Re and AGRO entered into a standby letter of credit agreement (the “LOC Agreement”) with KeyBank. Under the LOC Agreement, KeyBank agreed to issue up to $50.0 million in letters of credit on the Company’s behalf. The obligations of the Company, AG Re and AGRO under the LOC Agreement were joint and several. The letters of credit were used to satisfy AG Re’s or AGRO’s obligations under certain reinsurance agreements and for general corporate purposes. Under the LOC Agreement, KeyBank issued two letters of credit, both on behalf of AGRO, with an aggregate stated amount of approximately $20.7 million. The parties to the LOC Agreement have agreed that no additional letters of credit would be issued, extended or renewed from and after the date of the closing of the 2005 credit facility and letters of credit that were outstanding on such date will, unless cancelled and surrendered by the respective beneficiaries thereof, remain outstanding until their respective stated expiration dates of December 31, 2005. The LOC Agreement contained covenants that limit debt, liens, guaranties, loans and investments, dividends, liquidations, mergers, consolidations, acquisitions, sales of assets or subsidiaries and affiliate transactions. Most of these restrictions were subject to certain minimum thresholds and exceptions. The LOC Agreement also contained financial covenants that required the Company: (i) to maintain the ratio of consolidated debt to total capitalization at not greater than 0.30 to 1.0; (ii) to maintain consolidated net worth of at least seventy-five percent (75%) of its consolidated net worth as of June 30, 2004; and (iii) to maintain the consolidated interest coverage ratio for any test period ending on the last day of a fiscal quarter at not less than 2.50 to 1.0. In addition, the LOC Agreement provided that the obligations of KeyBank to issue letters of credit may be terminated, and the Company’s obligations under the agreement may be accelerated, upon an event of default. As of December 31, 2004, no amounts were payable under any letter of credit issued under this facility. The LOC Agreement expired on April 28, 2005 and was replaced by the 2005 credit facility discussed above.

Non-Recourse Credit Facility

AGC is also party to a non-recourse credit facility with a syndicate of banks which provides up to $175.0 million specifically designed to provide rating agency qualified capital to further support AGC’s claims paying resources. The facility expires in December 2010. As of December 31, 2006 and December 31, 2005, no amounts were outstanding under this facility nor have there been any borrowings under the life of this facility.

AGC’s failure to comply with certain covenants under the AGC’s credit facilities could, subject to grace periods in the case of certain covenants, result in an event of default. This could require AGC to repay any outstanding borrowings in an accelerated manner.

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

For the years ended December 31, 2006 and 2005, the Company has incurred $2.5 million and $1.7 million, respectively of put option premiums which are an on-going expense. 2005 expense also included $2.0 million of one-time investment banking fees associated with the committed capital securities. These expenses are presented in the Company’s consolidated statements of operations and comprehensive income under other expense.

18.   Shareholders’ Equity

General

The Company has an authorized share capital of $5.0 million divided into 500,000,000 shares, par value $0.01 per share. Except as described below, the Company’s common shares have no preemptive rights or other rights to subscribe for additional common shares, no rights of redemption, conversion or exchange and no sinking fund rights. In the event of liquidation, dissolution or winding-up, the holders of the Company’s common shares are entitled to share equally, in proportion to the number of common shares held by such holder, in the Company’s assets, if any remain after the payment of all the Company’s debts and liabilities and the liquidation preference of any outstanding preferred shares. Under certain circumstances, the Company has the right to purchase all or a portion of the shares held by a shareholder at fair market value. All of the common shares are fully paid and non assessable. Holders of the Company’s common shares are entitled to receive such dividends as lawfully may be declared from time to time by the Company’s Board of Directors.

Issuance of Shares

Subject to the Company’s Bye-Laws and Bermuda law, the Company’s Board of Directors has the power to issue any of the Company’s unissued shares as it determines, including the issuance of any shares or class of shares with preferred, deferred or other special rights.

The following table presents changes in the Company’s common stock issued and outstanding for the year ended December 31, 2006 and the periods from the IPO date through December 31, 2006.

	2006	2005	2004
Beginning balance	74,761,577	75,678,792	75,000,000
Common stock issuance(1)	309,065	25,667	—
Restricted stock issuance, net(2)	—	277,388	1,000,392
Reclassification to remove nonvested restricted stock due to adoption of FAS 123R(2)	(1,021,124)	—	—
Share activity under option and incentive plans, net(3)	26,645	(204,214)	—
Common stock repurchases(4)	(6,542,139)	(1,016,056)	(321,600)
Ending balance	67,534,024	74,761,577	75,678,792

(1)          Primarily includes vesting of restricted stock and shares issued under ESPP.

(2)          Prior to the adoption of FAS 123R, the Company reported restricted stock awards as issued common stock. In accordance with the provisions of FAS 123R, on January 1, 2006, the Company reclassified any unvested restricted stock awards as nonvested restricted stock and as such it is no longer considered issued.

(3)          Includes shares issued from exercises of stock options and shares repurchased from employees in connection with the payment of withholding taxes due in connection with the vesting of restricted stock awards.

(4)          Includes 5,692,599 shares of the Company’s common stock purchased by Assured Guaranty US Holdings Inc. from ACE Bermuda Insurance Ltd., a subsidiary of ACE. See Note 17. Long-Term Debt, for more information.

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

At the time of the IPO, ACE beneficially owned 26,000,000 common shares of Assured Guaranty Ltd. In December 2006, Assured Guaranty US Holdings Inc. repurchased 5,692,599 of the Company’s common shares from a subsidiary of ACE. In addition, in December 2006 ACE sold 1,150,000 shares of the Company’s common shares to Banc of America Securities LLC. Assured Guaranty did not receive any proceeds from this transaction. Following the closing of these two transactions, ACE’s ownership in Assured Guaranty Ltd. was reduced to approximately 19.2 million of Assured Guaranty Ltd.’s outstanding common shares.

Stock Repurchase Programs

In May 2006, the Company’s Board of Directors approved a share repurchase program for 1.0 million common shares. Share repurchases will take place at management’s discretion depending on market conditions. During 2006, the Company paid $21.1 million to repurchase 0.8 million shares of its Common Stock at an average price of $24.79.

In April 2005, the Company completed a Board of Directors authorized stock repurchase program spending approximately $25.0 million to repurchase 1.3 million shares of its Common Stock at an average price of $18.69.

Dividend Policy

During 2006, 2005 and 2004 the Company paid dividends of $10.5 million, or $0.14 per common share, $9.0 million, or $0.12 per common share, and $4.6 million, or $0.06 per common share, respectively. Any determination to pay cash dividends will be at the discretion of the Company’s Board of Directors, and will depend upon the Company’s results of operations and operating cash flows, its financial position and capital requirements, general business conditions, legal, tax, regulatory, rating agency and any contractual restrictions on the payment of dividends and any other factors the Company’s Board of Directors deems relevant. For more information concerning regulatory constraints that will affect the Company’s ability to pay dividends, see Note 13.

19.   Employee Benefit Plans

Share-Based Compensation

Accounting for Share-Based Compensation

Effective January 1, 2006, the Company adopted FAS 123R, which replaces FAS 123 and supersedes APB 25. FAS 123R requires all share-based compensation transactions with employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period based on their relative fair values.

Prior to the adoption of FAS 123R, the Company followed the guidance of APB 25 and did not record share-based compensation expense related to employee stock options in the statement of operations, since for all grants the exercise price was equal to the market value of the common stock on the grant date.

The Company elected to use the modified prospective transition method for implementing FAS 123R. Under this transition method, compensation expense includes:  (a) compensation expense for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation expense for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R. Because the Company elected to use the modified prospective transition method, results for prior periods have not been restated and new awards are valued and accounted for prospectively upon adoption.

Beginning January 1, 2006, upon adoption of FAS 123R, the Company recorded share-based compensation for the cost of stock options, restricted stock and the Company sponsored employee stock purchase plan. Also, the Company began recording the cost associated with the accelerated vesting of retirement-eligible employees. As a result of adopting FAS 123R on January 1, 2006, the Company’s 2006 income before income taxes and net income are $4.9 million and $4.0 million lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the year ended December 31, 2006 were both $0.05 lower, than if the Company had continued to account for share-based compensation under APB 25.

Share-based compensation expense in 2006 was $12.1 million ($10.0 million after tax). The effect on basic and diluted earnings per share for 2006 was $0.14 and $0.13, respectively. Included in 2006 expense was $2.2 million for stock award grants to retirement-eligible employees. FAS 123R requires these awards be expensed over the period through the date the employee first becomes eligible to retire and is no longer required to provide service to earn part or all of the award, regardless of the employee’s intent of retirement. Share-based compensation expense in 2005 and 2004 was $5.3 million ($4.8 million after tax)

and $3.1 million ($2.8 million after tax), respectively. The amount of share-based compensation capitalized in 2006, 2005 and 2004 as DAC was $2.6 million, $1.1 million and $0.8 million, respectively.

The following table presents pre-DAC and pre-tax, share-based compensation cost by share-based type:

	Year Ended December 31,
	2006	2005	2004(1)
	(in thousands of U.S. dollars)
Share-Based Employee Compensation Cost
Restricted Stock
Recurring amortization	$7,676	$5,481	$2,674
Accelerated amortization for retirement eligible employees	1,534	—	—
Subtotal	9,210	5,481	2,674
Stock Options
Recurring amortization	3,581	—	—
Accelerated amortization for retirement eligible employees	655	—	—
Subtotal	4,236	—	—
ESPP	125	—	—
Total Share-Based Employee Compensation Cost	13,571	5,481	2,674
Share-Based Directors Compensation Cost
Restricted Stock	289	275	184
Restricted Stock Units	843	663	420
Total Share-Based Directors Compensation Cost	1,132	938	604
Total Share-Based Compensation Cost	$14,703	$6,419	$3,278

(1)          2004 excludes $0.6 million of share-based cost recognized for ACE restricted stock.

The following table outlines the Company’s net income, basic and diluted earnings per share for the years ended December 31, 2005 and 2004, had the compensation expense been determined in accordance with the fair value method recommended in FAS 123.

	2005	2004
	(in thousands of U.S. dollars, except per share amounts)
Net income as reported	$188,448	$182,788
Add: Stock-based compensation expense due to accelerated vesting of ACE awards included in reported net income, net of income tax	—	9,652
Add: Stock-based compensation expense included in reported net income, net of income tax	5,618	3,310
Deduct: Compensation expense, net of income tax	(9,349)	(15,184)
Pro forma net income(1)	$184,717	$180,566
Basic Earnings Per Share:
As reported	$2.55	$2.44
Pro forma	$2.50	$2.41
Diluted Earnings Per Share:
As reported	$2.53	$2.44
Pro forma	$2.48	$2.41

(1)          Excludes share-based compensation capitalized as DAC.

Upon completion of the IPO, any unvested options to purchase ACE ordinary shares granted to the Company’s officers or employees under the ACE employee long term incentive plans immediately vested and any unvested restricted ACE ordinary shares were forfeited. These officers and employees generally had 90 days from the date of the IPO to exercise any vested options to acquire ACE ordinary shares. The acceleration of vesting of options to purchase ordinary shares resulted in a pre-tax charge to the Company of approximately $3.5 million. Based upon a price of $42.79 per ACE ordinary share, the Company incurred a pre-tax charge of $7.8 million and contributed cash in the same amount to fund a trust, with a trustee, for the value of the restricted ACE ordinary shares forfeited by all of the Company’s officers and employees. These pre-tax charges took place during 2004 and were included in other operating expenses on the consolidated statements of operation and comprehensive income.

Assured Guaranty Ltd. 2004 Long-Term Incentive Plan

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

The Incentive Plan is administered by a committee of the Board of Directors. The Compensation Committee of the Board serves as this committee except as otherwise determined by the Board. The Board may amend or terminate the Incentive Plan. As of December 31, 2006, 2,748,171 common shares were available for grant under the Incentive Plan.

Stock Options

Nonqualified or incentive stock options may be granted to employees and directors of the Company. Stock options are generally granted once a year with exercise prices equal to the closing price on the date of grant. To date, the Company has only issued nonqualified stock options. All stock options granted to employees vest in equal annual installments over a three-year period and expire 10 years from the date of grant. None of the Company’s options have a performance or market condition. Following is a summary of Assured Guaranty Ltd. options issued and outstanding for the years ended December 31, 2006, 2005 and 2004:

	Year of Expiration	Average Exercise Price	Options for Common Shares
Balance as of December 31, 2003			—
Options granted	2014	$17.88	2,011,800
Options exercised		—	—
Options forfeited		$17.95	(217,400)
Balance as of December 31, 2004		$17.88	1,794,400
Options granted	2015	$18.42	788,767
Options exercised		$18.00	(4,136)
Options forfeited		$17.77	(121,729)
Balance as of December 31, 2005		$18.05	2,457,302
Options granted	2016	$25.49	797,067
Options exercised		$17.96	(141,715)
Options forfeited		$20.73	(102,494)
Balance as of December 31, 2006		$19.92	3,010,160
Exercisable as of December 31, 2004		—	—
Exercisable as of December 31, 2005		$17.89	582,701
Exercisable as of December 31, 2006		$18.00	1,272,211

The following table summarizes the range of exercise prices for outstanding options as of December 31, 2006:

	Options outstanding			Options exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$15.46 - $18.04	2,179,901	7.6	$17.93	1,246,875	$17.91
$18.04 - $20.62	14,000	8.2	$18.71	6,001	$18.63
$20.62 - $23.19	33,000	8.7	$22.37	11,001	$22.37
$23.19 - $25.77	783,259	9.1	$25.44	8,334	$23.84
	3,010,160			1,272,211	$18.00
Aggregate Intrinsic Value(1) (in thousands)	$20,108			$22,894

(1)          The aggregate intrinsic value was calculated based on the positive difference between the closing price of the Company’s common stock on December 29, 2006 (i.e. $26.60) and the weighted average exercise price of the underlying options.

The Company recorded $4.2 million ($3.3 million after tax) in share-based compensation related to stock options during the year ended December 31, 2006. As of December 31, 2006 the total unrecognized compensation expense related to outstanding non-vested stock options was $3.3 million, which will be adjusted in the future for the difference between estimated and actual forfeitures. The Company expects to recognize that expense over the weighted-average remaining service period of 1.1 years.

The weighted-average grant-date fair value of options granted were $6.71, $4.63 and $4.00 for the years ended December 31, 2006, 2005 and 2004, respectively. The fair value of options issued is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants in 2006, 2005 and 2004:

	2006	2005	2004
Dividend yield	0.5%	0.7%	0.7%
Expected volatility	20.43%	20.80%	17.03%
Risk free interest rate	4.6%	4.1%	4.4%
Expected life	5 years	5 years	5 years
Forfeiture rate	6.0%	6.0%	6.0%

These assumptions were based on the following:

•       The expected dividend yield is based on the current expected annual dividend and share price on the grant date,

•       Expected volatility is estimated at the date of grant based on the historical share price volatility, calculated on a daily basis,

•       The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term to the granted stock options,

•       The expected life is based on the average expected term of the Company’s guideline companies, which are defined as similar or peer entities, since the Company has insufficient expected life data,

•       The forfeiture rate is based on the rate used by the Company’s guideline companies, since the Company has insufficient forfeiture data. Estimated forfeitures will be reassessed at each grant vesting date and may change based on new facts and circumstances.

For options granted before January 1, 2006, the Company amortizes the fair value on an accelerated basis. For options granted on or after January 1, 2006, the Company amortizes the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods, with the exception of retirement-eligible employees. For retirement-eligible employees, options are amortized over the period through the date the employee first becomes eligible to retire and is no longer required to provide service to earn part or all of the award. The Company may elect to use different assumptions under the Black-Scholes option valuation model in the future, which could materially affect the Company’s net income or earnings per share.

The total intrinsic value of options exercised during the year ended December 31, 2006 was $1.2 million. During the year ended December 31, 2006, $2.5 million was received from the exercise of stock options and a $0.2 million related tax benefit was recorded and included in the financing section in the statement of cash flows. During the years ended December 31, 2005 and 2004, the Company recorded $4.1 million and $5.4 million, respectively, in benefits for tax deductions in excess of recognized compensation expense, which were reported and included in the operating section in the statement of cash flows. In order to satisfy stock option exercises, the Company will either issue new shares or reissue shares held at AGUS due to the repurchase of 5,692,599 of the Company’s common shares from ACE Bermuda. See Note 18 for further information.

Restricted Stock Awards

Under the Company’s Incentive Plan 460,083, 402,747 and 1,088,292 restricted common shares were awarded during the years ended December 31, 2006, 2005 and 2004, respectively, to employees and non-employee directors of the Company. These shares vest at various dates through 2010.

The Company has granted restricted stock awards to employees and directors of the Company. Restricted stock awards generally vest in equal annual installments over a four-year period. Restricted stock awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods, with the exception of retirement-eligible employees, discussed above. Prior to the adoption of FAS 123R, the Company presented restricted stock issuances on the balance sheet in common stock and additional paid-in capital with an offset in unearned stock grant compensation as a separate component of shareholders’ equity. In accordance with the provisions of FAS 123R, on January 1, 2006, the Company reclassified the balance in unearned stock grant compensation to common stock and additional paid-in capital in shareholders’ equity. The following table summarizes restricted stock award activity for the year ended December 31, 2006:

Nonvested Shares	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2005	1,021,124	$18.12
Granted	460,083	$25.49
Vested	(285,763)	$18.05
Forfeited	(57,161)	$20.23
Nonvested at December 31, 2006	1,138,283	$21.01

The Company recorded $9.5 million ($7.5 million after tax) in share-based compensation, related to restricted stock awards, during the year ended December 31, 2006.

The following table includes a roll-forward of unearned stock grant compensation:

Unearned stock grant compensation
(in thousands of U.S. dollars)
Balance, December 31, 2003(1)	$5,479
Settlement received from ACE	(4,506)
Stock grants awarded in 2004	19,450
Stock grants forfeited in 2004	(1,988)
Amortization in 2004(2)	(3,856)
Common shares purchased by trust	(7,850)
Balance, December 31, 2004	6,729
Stock grants awarded in 2005	8,209
Stock grants forfeited in 2005	(1,613)
Amortization in 2005	(6,419)
Vesting of common shares held in trust	7,850
Balance, December 31, 2005	14,756
Reclassification due to adoption of FAS 123R	(14,756)
Balance, December 31, 2006	$—

(1)          Balance related to ACE restricted stock awards prior to the IPO.

(2)          Includes amortization of $0.6 million for ACE restricted stock.

As of December 31, 2006 the total unrecognized compensation cost related to outstanding nonvested restricted stock awards was $15.6 million, which the Company expects to recognize over the weighted-average remaining service period of 1.9 years. The total fair value of shares vested during the year ended December 31, 2006 was $5.2 million.

Restricted Stock Units

The Company has granted restricted stock units to directors of the Company. Restricted stock units vest over a one-year period.

The following table summarizes restricted stock unit activity (excluding dividend equivalents) for the year ended December 31, 2006:

Nonvested Stock Units	Number of Stock Units	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2005	36,301	$20.25
Granted	34,030	$24.39
Vested	(36,301)	$20.25
Forfeited	—	—
Nonvested at December 31, 2006	34,030	$24.39

The Company recorded $0.8 million ($0.8 million after tax) in share-based compensation during the year ended December 31, 2006. The compensation for restricted stock units is expensed on a straight-line basis over the vesting period. As of December 31, 2006, the total unrecognized compensation cost related to outstanding nonvested restricted stock units was $0.3 million, which the Company expects to recognize over the weighted-average remaining service period of 0.3 years.

Employee Stock Purchase Plan

In January 2005, the Company established the Assured Guaranty Ltd. Employee Stock Purchase Plan (the “Stock Purchase Plan”) in accordance with Internal Revenue Code Section 423. The Stock Purchase Plan was approved by shareholders at the 2005 Annual General Meeting. Participation in the Stock Purchase Plan is available to all eligible employees. Maximum annual purchases by participants are limited to the number of whole shares that can be purchased by an amount equal to 10 percent of the participant’s compensation or, if less, shares having a value of $25,000. Participants may purchase shares at a purchase price equal to 85 percent of the lesser of the fair market value of the stock on the first day or the last day of the subscription period. The Company reserved for issuance and purchases under the Stock Purchase Plan 100,000 shares of its common stock. Employees purchased 23,302 shares for aggregate proceeds of $0.5 million in the year ended December 31, 2006, and 19,488 shares for aggregate proceeds of $0.4 million in the year ended December 31, 2005. The Company recorded $0.1 million ($0.1 million after tax) in share-based compensation during the year ended December 31, 2006.

Defined Contribution Plan

The Company maintains savings incentive plans, which are qualified under Section 401(a) of the Internal Revenue Code. The U.S. savings incentive plan is available to all full-time employees with a minimum of six months of service. Eligible participants may contribute a percentage of their salary subject to a maximum of $15,000 for 2006. Beginning January 1, 2006, the Company has amended the U.S. savings incentive plan. The Company matches employee contributions up to 6%, subject to IRS limitations. Any amounts over the IRS limits, are contributed to and matched by the Company into a nonqualified supplemental executive retirement plan. The Company also makes a core contribution of 6% to the qualified plan and the nonqualified supplemental executive retirement plan, regardless of whether the employee contributes to the plan. In addition, employees become fully vested after 1 year of service, as defined in the plan. Plan eligibility is immediate upon hire. Prior to 2006, contributions were matched by the Company at a rate of 100% up to 7% of the participant’s compensation, subject to IRS limitations. In addition, the Company might contribute an additional profit sharing amount to eligible employees’ savings incentive plan accounts at the discretion of the Board of Directors. For 2005, the Company made a discretionary contribution equal to 5% of the compensation of eligible participants, which discretionary contribution was made to a U.S. savings incentive plan up to the amount permitted by IRS limits, with amounts in excess of those permitted by the IRS limits contributed to the U.S. nonqualified plan. Participants generally vested in Company contributions at a rate of 33.3% per year starting with the completion of one year of service.

In Bermuda the savings incentive plan is available to all full-time employees upon their first date of employment. Eligible participants may contribute a percentage of their salary subject to a maximum of $15,000 for 2006. Contributions are matched by the Company at a rate of 100% up to 6% of the participant’s compensation, subject to IRS limitations. Eligible participants also receive a Company core contribution equal to 6% of the participant’s compensation, subject to IRS limitations, without requiring the participant to contribute to the plan. Participants generally vest in Company contributions upon the completion of one year of service. With respect to those employees who are Bermudian or spouses of Bermudians and who must participate in the Bermuda national pension scheme plan maintained by the Company, a portion of the foregoing contributions are made to the Bermuda national pension scheme plan. If employee or employer contributions in the Bermuda savings incentive plan are limited by the tax-qualification rules of Code section 401(a), then contributions in excess of those limits are allocated to a nonqualified plan. The Company may contribute an additional amount to eligible employees’ Bermuda nonqualified plan accounts at the discretion of the Board of Directors. For the 2004 plan year, the Company made a discretionary contribution equal to 2% of the compensation of eligible participants to the Bermuda nonqualified plan. No such contribution was made for plan year 2006 or in 2005.

The Company contributed approximately $2.6 million in 2006, $1.7 million in 2005 and $1.7 million in 2004 in nondiscretionary contributions under all these plans. Total discretionary expense under all these plans amounted to approximately $2.4 million in 2006, $0.9 million in 2005 and $0.9 million in 2004.

20.   Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	For the Years Ended December 31,
	2006	2005	2004
	(in thousands of U.S. dollars except per share amounts)
Net income	$159,734	$188,448	$182,788
Basic shares(1)	73,260	73,978	74,981
Effect of dilutive securities:
Stock awards	989	509	13
Diluted shares(1), (2)	74,248	74,487	74,994
Basic EPS	$2.18	$2.55	$2.44
Diluted EPS	$2.15	$2.53	$2.44

(1)          Since the shares held as treasury stock were required to be settled by delivery of employer stock, those shares are included in the calculation of basic and diluted EPS in 2005 and 2004.

(2)          Totals may not add due to rounding.

21.   Fair Value of Financial Instruments

The carrying amount and estimated fair value of financial instruments are presented in the following table:

	As of December 31, 2006		As of December 31, 2005
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(in thousands of U.S. dollars)
Assets:
Fixed maturity securities	$2,331,071	$2,331,071	$2,133,997	$2,133,997
Cash and short-term investments	138,849	138,849	122,016	122,016
Liabilities:
Unearned premium reserves	644,496	598,220	537,149	494,530
Long-term debt:
Senior Notes	197,375	222,064	197,344	223,080
Series A Enhanced Junior Subordinated Debentures	149,708	150,284	—	—
Off-Balance Sheet Instruments:
Financial guaranty installment premiums	—	585,561	—	427,954

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

Long-Term Debt

The fair value of the Company’s $200.0 million of Senior Notes and $150.0 million of Series A Enhanced Junior Subordinated Debentures are determined by calculating the midpoint of quoted bid/ask prices over the U.S. Treasury yield at the year-end date and the appropriate credit spread for the similar debt instruments.

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

The Company does not segregate assets and liabilities at a segment level since management reviews and controls these assets and liabilities on a consolidated basis. The Company allocates operating expenses to each segment based on a comprehensive cost study. During 2006, the Company implemented a new operating expense allocation methodology to more closely allocate expenses to the individual operating segments. This new methodology was based on a comprehensive study and is based on departmental time estimates and headcount. 2005 and 2004 amounts have been reclassified to show this new methodology on a comparative basis. Management uses underwriting gains and losses as the primary measure of each segment’s financial performance.

The following table summarizes the components of underwriting gain (loss) for each reporting segment:

	Year Ended December 31, 2006
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
Gross written premiums	$189.2	$123.9	$8.4	$4.1	$325.7
Net written premiums	187.0	123.2	8.4	—	318.7
Net earned premiums	89.7	94.4	22.7	—	206.7
Loss and loss adjustment expenses	(2.0)	13.1	(4.4)	(13.5)	(6.8)
Profit commission expense	—	2.7	6.8	—	9.5
Acquisition costs	8.5	34.1	2.3	—	45.0
Other operating expenses	52.3	14.5	1.3	—	68.0
Underwriting gain	$30.8	$30.0	$16.7	$13.5	$91.0

	Year Ended December 31, 2005
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
Gross written premiums	$96.2	$98.0	$25.7	$32.2	$252.1
Net written premiums	93.9	97.8	25.7	—	217.3
Net earned premiums	74.5	105.6	18.6	—	198.7
Loss and loss adjustment expenses	(2.2)	(61.3)	(3.7)	(2.4)	(69.6)
Profit commission expense	—	4.8	8.0	—	12.9
Acquisition costs	6.3	36.9	2.0	—	45.3
Other operating expenses	44.3	13.8	1.2	—	59.0
Underwriting gain	$26.1	$111.4	$11.1	$2.4	$151.1

	Year Ended December 31, 2004
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
Gross written premiums	$80.8	$160.3	$24.4	$(74.6)	$190.9
Net written premiums	77.7	160.1	24.4	(182.5)	79.6
Net earned premiums	88.8	114.4	33.7	(48.9)	187.9
Loss and loss adjustment expenses	14.8	15.4	(11.9)	(50.3)	(32.0)
Profit commission expense	—	1.1	14.1	0.3	15.5
Acquisition costs	4.5	38.8	3.7	3.9	50.9
Other operating expenses(1)	41.8	10.1	1.1	3.9	56.5
Underwriting gain (loss)	$27.6	$49.0	$26.7	$(6.7)	$97.0

(1)          Excludes $11.3 million of operating expenses, included in other operating expenses in the consolidated statements of operations and comprehensive income, related to the accelerated vesting of stock awards at the IPO date.

The following is a reconciliation of total underwriting gain to income before provision for income taxes for the years ended:

	December 31,
	2006	2005	2004
	(in millions of U.S. dollars)
Total underwriting gain	$91.0	$151.1	$97.0
Net investment income	111.5	96.8	94.8
Net realized investment (losses) gains	(2.0)	2.2	12.0
Unrealized gains (losses) on derivative financial instruments	5.5	(3.5)	52.5
Other income	0.4	0.2	0.8
Accelerated vesting of stock awards	—	—	(11.3)
Interest expense	(13.8)	(13.5)	(10.7)
Other expense	(2.5)	(3.7)	(1.6)
Income before provision for income taxes	$190.0	$229.6	$233.3

The following table provides the lines of businesses from which each of the Company’s four reporting segments derive their net earned premiums:

	Years Ended December 31,
	2006	2005	2004
	(in millions of U.S. dollars)
Financial guaranty direct:
Public finance	$6.7	$2.2	$0.5
Structured finance	83.0	72.3	88.3
Total	89.7	74.5	88.8
Financial guaranty reinsurance:
Public finance	61.2	57.0	57.7
Structured finance	33.2	48.6	56.7
Total	94.4	105.6	114.4
Mortgage guaranty:
Mortgage guaranty	22.7	18.6	33.7
Other:
Equity layer credit protection	—	—	5.4
Trade credit reinsurance	—	—	(25.3)
Title reinsurance	—	—	3.2
Auto residual value reinsurance	—	—	(32.2)
Total	—	—	(48.9)
Total net earned premiums	$206.7	$198.7	$187.9

The following table provides underwriting gain (loss) by line of business for the other segment.

	Years Ended December 31,
	2006	2005	2004
	(in millions of U.S. dollars)
Underwriting gain/(loss):
Equity layer credit protection	$13.5	$2.4	$3.1
Trade credit reinsurance	—	—	(2.9)
Title reinsurance	—	—	1.0
Auto residual value reinsurance	—	—	(7.9)
Total	$13.5	$2.4	$(6.7)

The following table summarizes the Company’s gross written premiums by geographic region. Allocations have been made on the basis of location of risk.

	Years Ended December 31,
	2006		2005		2004
	(in millions of U.S. dollars)
North America	$237.6	73.0%	$212.0	84.1%	$134.6	70.5%
United Kingdom	70.0	21.5%	22.2	8.8%	19.8	10.4%
Europe	12.5	3.8%	13.2	5.2%	24.5	12.8%
Australia	4.3	1.3%	3.5	1.4%	6.5	3.4%
Other	1.3	0.4%	1.2	0.5%	5.5	2.9%
Total	$325.7	100.0%	$252.1	100.0%	$190.9	100.0%

23.   Subsidiary Information

The following tables present the condensed consolidated financial information for Assured Guaranty Ltd., Assured Guaranty US Holdings Inc., of which AGC is a subsidiary and AG Re and other subsidiaries of Assured Guaranty Ltd. as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004.

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2006
(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Assets
Total investments and cash	$1,523	$1,258,865	$1,209,532	$—	$2,469,920
Investment in subsidiaries	1,648,358	—	—	(1,648,358)	—
Deferred acquisition costs	—	70,305	146,724	—	217,029
Reinsurance recoverable	—	8,826	4,547	(2,484)	10,889
Goodwill	—	85,417	—	—	85,417
Premiums receivable	—	21,846	38,738	(19,019)	41,565
Other	5,152	146,021	46,873	(87,526)	110,520
Total assets	$1,655,033	$1,591,280	$1,446,414	$(1,757,387)	$2,935,340
Liabilities and shareholders’ equity
Liabilities
Unearned premium reserves	$—	$266,800	$447,785	$(70,089)	$644,496
Reserves for losses and loss adjustment expenses	—	65,388	57,696	(2,484)	120,600
Profit commissions payable	—	3,683	32,311	—	35,994
Deferred income taxes	—	41,415	(1,509)	—	39,906
Senior Notes	—	197,375	—	—	197,375
Series A Enhanced Junior Subordinated Debentures	—	149,708	—	—	149,708
Other	4,272	89,157	39,527	(36,456)	96,500
Total liabilities	4,272	813,526	575,810	(109,029)	1,284,579
Total shareholders’ equity	1,650,761	777,754	870,604	(1,648,358)	1,650,761
Total liabilities and shareholders’ equity	$1,655,033	$1,591,280	$1,446,414	$(1,757,387)	$2,935,340

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2005
(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Assets
Total investments and cash	$163	$1,116,387	$1,139,463	$—	$2,256,013
Investment in subsidiaries	1,665,392	—	—	(1,665,392)	—
Deferred acquisition costs	—	73,803	119,639	—	193,442
Reinsurance recoverable	—	11,410	4,108	(3,168)	12,350
Goodwill	—	85,417	—	—	85,417
Premiums receivable	—	17,168	17,278	(1,435)	33,011
Other	1,172	114,413	27,121	(26,614)	116,092
Total assets	$1,666,727	$1,418,598	$1,307,609	$(1,696,609)	$2,696,325
Liabilities and shareholders’ equity
Liabilities
Unearned premium reserves	$—	$196,435	$362,273	$(21,559)	$537,149
Reserves for losses and loss adjustment expenses	—	70,693	60,896	(3,168)	128,421
Profit commissions payable	—	4,237	48,756	—	52,993
Deferred income taxes	—	35,997	(9,368)	—	26,629
Senior Notes	—	197,344	—	—	197,344
Other	5,214	55,384	38,168	(6,490)	92,276
Total liabilities	5,214	560,090	500,725	(31,217)	1,034,812
Total shareholders’ equity	1,661,513	858,508	806,884	(1,665,392)	1,661,513
Total liabilities and shareholders’ equity	$1,666,727	$1,418,598	$1,307,609	$(1,696,609)	$2,696,325

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2006
(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments*	Assured Guaranty Ltd. (Consolidated)
Revenues
Net premiums written	$—	$123,072	$195,600	$—	$318,672
Net premiums earned	—	99,606	107,048	—	206,654
Net investment income	2	55,710	55,782	(39)	111,455
Net realized investment losses	—	(1,175)	(819)	—	(1,994)
Unrealized gains on derivative financial instruments	—	4,105	1,419	—	5,524
Equity in earnings of subsidiaries	176,060	—	—	(176,060)	—
Other revenues	2	393	24	—	419
Total revenues	176,064	158,639	163,454	(176,099)	322,058
Expenses
Loss and loss adjustment expenses	—	6,849	(13,605)	—	(6,756)
Acquisition costs and other operating expenses	16,317	56,688	49,516	—	122,521
Other	13	16,304	2	—	16,319
Total expenses	16,330	79,841	35,913	—	132,084
Income before provision for income taxes	159,734	78,798	127,541	(176,099)	189,974
Total provision for income taxes	—	16,508	13,712	20	30,240
Net income	$159,734	$62,290	$113,829	$(176,119)	$159,734

*                    Due to the accounting for subsidiaries under common control, net income in the consolidating adjustment column does not equal parent company equity in earnings of subsidiaries, due to the FSA agreement discussed in Note 12.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2005
(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments*	Assured Guaranty Ltd. (Consolidated)
Revenues
Net premiums written	$—	$94,480	$122,842	$—	$217,322
Net premiums earned	—	106,116	92,610	—	198,726
Net investment income	2	51,512	45,379	(57)	96,836
Net realized investment gains (losses)	—	733	1,643	(128)	2,248
Unrealized losses on derivative financial instruments	—	(1,042)	(2,474)	—	(3,516)
Equity in earnings of subsidiaries	202,137	—	—	(202,137)	—
Other revenues	—	—	240	—	240
Total revenues	202,139	157,319	137,398	(202,322)	294,534
Expenses
Loss and loss adjustment expenses	—	(1,374)	(68,190)	—	(69,564)
Acquisition costs and other operating expenses	13,623	62,372	39,699	1,532	117,226
Other	68	17,147	36	—	17,251
Total expenses	13,691	78,145	(28,455)	1,532	64,913
Income before provision for income taxes	188,448	79,174	165,853	(203,854)	229,621
Total provision for income taxes	—	17,030	29,841	(5,698)	41,173
Net income	$188,448	$62,144	$136,012	$(198,156)	$188,448

*                    Due to the accounting for subsidiaries under common control, net income in the consolidating adjustment column does not equal parent company equity in earnings of subsidiaries, due to the FSA agreement discussed in Note 12.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2004
(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Revenues
Net premiums written	$—	$61,732	$17,838	$—	$79,570
Net premiums earned	—	123,838	64,026	—	187,864
Net investment income	—	52,332	42,450	—	94,782
Net realized investment gains	—	973	11,016	—	11,989
Unrealized gains on derivative financial instruments	—	50,313	2,147	—	52,460
Equity in earnings of subsidiaries	198,208	—	—	(198,208)	—
Other revenues	—	266	554	—	820
Total revenues	198,208	227,722	120,193	(198,208)	347,915
Expenses
Loss and loss adjustment expenses	—	403	(32,382)	—	(31,979)
Acquisition costs and other operating expenses	14,020	80,302	39,872	—	134,194
Other	2,152	10,228	—	—	12,380
Total expenses	16,172	90,933	7,490	—	114,595
Income before provision for income taxes	182,036	136,789	112,703	(198,208)	233,320
Total provision for income taxes	(752)	40,538	10,746	—	50,532
Net income	$182,788	$96,251	$101,957	$(198,208)	$182,788

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2006
(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Dividends received	$42,563	$—	$—	$(42,563)	$—
Other operating activities	(7,759)	148,982	120,351	—	261,574
Net cash flows provided by operating activities	34,804	148,982	120,351	(42,563)	261,574
Cash flows from investing activities
Fixed maturity securities:
Purchases	—	(508,406)	(374,815)	—	(883,221)
Sales	—	341,373	315,585	—	656,958
Maturities	—	7,064	9,431	—	16,495
Other	(1,360)	12,172	(29,505)	—	(18,693)
Net cash flows used in investing activities	(1,360)	(147,797)	(79,304)	—	(228,461)
Cash flows from financing activities
Repurchases of common stock	(21,063)	(150,000)	—	—	(171,063)
Dividends paid	(10,458)	—	(42,563)	42,563	(10,458)
Tax benefits from stock options exercised	—	170	—	—	170
Proceeds from issuance of Debentures	—	149,708	—	—	149,708
Debt financing costs	—	(1,500)	—	—	(1,500)
Repayment of note payable	(2,000)	—	—	—	(2,000)
Proceeds from employee stock purchase plan	501	—	—	—	501
Share activity under option and incentive plans	(424)	—	—	—	(424)
Net cash flows used in financing activities	(33,444)	(1,622)	(42,563)	42,563	(35,066)
Effect of exchange rate changes	—	290	258	—	548
Decrease in cash and cash equivalents	—	(147)	(1,258)	—	(1,405)
Cash and cash equivalents at beginning of year	—	2,923	3,267	—	6,190
Cash and cash equivalents at end of year	$—	$2,776	$2,009	$—	$4,785

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2005
(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Dividends received	$38,414	$—	$—	$(38,414)	$—
Other operating activities	(6,389)	23,130	206,876	—	177,357
Net cash flows provided by (used in) operating activities	32,025	(23,130)	206,876	(38,414)	177,357
Cash flows from investing activities
Fixed maturity securities:
Purchases	—	(349,778)	(607,025)	—	(956,803)
Sales	—	347,708	379,308	—	727,016
Maturities	—	9,675	5,000	—	14,675
Other	(88)	6,568	53,531	—	60,011
Net cash flows provided by (used in) investing activities	(88)	14,173	(169,186)	—	(155,101)
Cash flows from financing activities
Repurchases of common stock	(19,014)	—	—	—	(19,014)
Dividends paid	(9,012)	—	(38,414)	38,414	(9,012)
Proceeds from employee stock purchase plan	356	—	—	—	356
Share activity under option and incentive plans	(4,267)	—	—	—	(4,267)
Net cash flows used in financing activities	(31,937)	—	(38,414)	38,414	(31,937)
Effect of exchange rate changes	—	(216)	(891)		(1,107)
Decrease in cash and cash equivalents	—	(9,173)	(1,615)	—	(10,788)
Cash and cash equivalents at beginning of year	—	12,096	4,882	—	16,978
Cash and cash equivalents at end of year	$—	$2,923	$3,267	$—	$6,190

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2004
(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Dividends received	$12,986	$—	$—	$(12,986)	$—
Other operating activities	(2,367)	52,036	(94,443)	—	(44,774)
Net cash flows provided by (used in) operating activities	10,619	52,036	(94,443)	(12,986)	(44,774)
Cash flows from investing activities
Fixed maturity securities:
Purchases	—	(216,681)	(556,964)	—	(773,645)
Sales	—	145,789	634,716	—	780,505
Maturities	—	7,457	8,200	—	15,657
Other	(75)	(15,717)	15,736	—	(56)
Net cash flows provided by (used in) investing activities	(75)	(79,152)	101,688	—	22,461
Cash flows from financing activities
Repurchases of common stock	(5,986)	—	—	—	(5,986)
Dividends paid	(4,558)	—	(12,986)	12,986	(4,558)
Net proceeds from issuance of Senior Notes	—	197,300	—	—	197,300
Repayment of note payable	—	(200,000)	—	—	(200,000)
Proceeds from cash flow hedge	—	19,338	—	—	19,338
Net cash flows (used in) provided by financing activities	(10,544)	16,638	(12,986)	12,986	6,094
Effect of exchange rate changes	—	499	333	—	832
Decrease in cash and cash equivalents	—	(9,979)	(5,408)	—	(15,387)
Cash and cash equivalents at beginning of year	—	22,075	10,290	—	32,365
Cash and cash equivalents at end of year	$—	$12,096	$4,882	$—	$16,978

24.   Supplemental Cash Flow Information

The Company’s cash paid during the periods presented for federal income taxes and interest, and non-cash financing activities were as follows:

	For the Years Ended December 31,
	2006	2005	2004
	(in thousands of U.S. dollars)
Cash paid during the year for:
Federal income tax	$9,386	$40,014	$18,968
Interest	14,081	14,000	7,722
Non-cash financing activities:
Section 338(h)(10) tax election	$—	$—	$28,124
Transfer of debt	—	—	75,000
Notes assumed during formation transactions	—	—	2,000

25.   Quarterly Financial Information (unaudited)

A summary of selected quarterly statement of operations information follows:

(in thousands, except per share data) 2006	First	Second	Third	Fourth
Gross written premiums	$55,384	$111,484	$73,634	$85,168
Net written premiums	50,784	110,345	73,074	84,469
Net earned premiums	48,055	48,184	51,947	58,468
Net investment income	26,238	27,255	28,472	29,490
Net realized investment gains (losses) and unrealized gains (losses) on derivative financial instruments	(977)	4,708	(1,519)	1,318
All other income	—	23	1	395
Loss and loss adjustment expenses	(382)	(6,513)	888	(749)
Income before provision for income taxes	40,466	54,004	44,546	50,958
Net income	34,882	44,514	37,902	42,436
Earnings per share(2):
Basic(1)	$0.47	$0.60	$0.52	$0.59
Diluted(1)	$0.47	$0.60	$0.51	$0.58
Dividends per share	$0.035	$0.035	$0.035	$0.035

2005	First	Second	Third	Fourth
Gross written premiums	$78,097	$40,470	$75,567	$57,966
Net written premiums	76,469	30,156	53,230	57,467
Net earned premiums	48,090	48,264	54,545	47,827
Net investment income	23,132	23,668	24,378	25,658
Net realized investment gains (losses) and unrealized gains (losses) on derivative financial instruments	4,863	(10,836)	464	4,241
All other income (expense)	283	(190)	147	—
Loss and loss adjustment expenses	(9,396)	(59,133)	(790)	(245)
Income before provision for income taxes	56,757	84,596	46,259	42,009
Net income	44,348	66,750	39,185	38,165
Earnings per share(2):
Basic(1)	$0.60	$0.90	$0.53	$0.52
Diluted(1)	$0.59	$0.90	$0.53	$0.51
Dividends per share	$0.03	$0.03	$0.03	$0.03

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

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.   Assured Guaranty Ltd.’s management, with the participation of Assured Guaranty Ltd.’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Assured Guaranty Ltd.’s disclosure controls and procedures (as such term is defined in Rules 13a 15(e) and 15d 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, Assured Guaranty Ltd.’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Assured Guaranty Ltd.’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by Assured Guaranty Ltd. (including its consolidated subsidiaries) in the reports that it files or submits under the Exchange Act. The Company’s management report on internal control over financial reporting is included in Item 8. Financial Statements and Supplementary Data as is PricewaterhouseCoopers LLP’s attestation.

There has been no change in the Company’s internal controls over financial reporting during the Company’s quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.     OTHER INFORMATION

This item is incorporated by reference to the section entitled “Executive Compensation—Compensation Discussion and Analysis” of the definitive proxy statement for the Annual General Meeting of Shareholders to be held on May 3, 2007, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

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

ITEM 11.       EXECUTIVE COMPENSATION

This item is incorporated by reference to the section entitled “Executive Compensation” of the definitive proxy statement for the Annual General Meeting of Shareholders to be held on May 3, 2007, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table summarizes our equity compensation plans as of December 31, 2006:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,010,160 (1)	$19.92	2,805,381 (2)
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	3,010,160	$19.92	2,805,381

(1)          Includes common shares to be issued upon exercise of stock options granted under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan.

(2)          Includes 57,210 common shares reserved for issuance under the Assured Guaranty Ltd. Employee Stock Purchase Plan and 2,748,171 common shares available for future stock options granted, restricted stock awards and restricted stock units reserved for future issuance under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan. The grants of restricted stock units have been deducted from the number of shares available for future issuance.

Additional information is incorporated by reference to the section entitled “Information about our Common Share Ownership” of the definitive proxy statement for the Annual General Meeting of Shareholders to be held on May 3, 2007, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This item is incorporated by reference to the sections entitled “Corporate Governance-What is Our Related Party Transactions Approval Policy and What Procedures Do We Use To Implement It?”, “Corporate Governance-What Related Party Transactions Do We Have?” and “Corporate Governance-Director Independence” of the definitive proxy statement for the Annual General Meeting of Shareholders to be held on May 3, 2007, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

This item is incorporated by reference to the section entitled “Proposal No. 2: Ratification of Appointment of Independent Registered Public Accounting Firm-Independent Auditor Fee Information” of the definitive proxy statement for the Annual General Meeting of Shareholders to be held on May 3, 2007, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   Financial Statements, Financial Statement Schedules and Exhibits

1. Financial Statements

The following financial statements of Assured Guaranty Ltd. have been included in Item 8 hereof:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004
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

4.4

Indenture, dated as of May 1, 2004, among the Company, Assured Guaranty U.S. Holdings Inc. and The Bank of New York, as trustee (Incorporated by reference to exhibit 4.1 of Form 10-Q for the quarter ended March 31, 2004)

4.5

Indenture, dated as of December 1, 2006, entered into among Assured Guaranty Ltd., Assured Guaranty U.S. Holdings Inc. and The Bank of New York, as trustee (Incorporated by reference to exhibit 4.1 to the current report on form 8-K filed on December 20, 2006)

4.6

First Supplemental Subordinated Indenture, dated as of December 20, 2006, entered into among Assured Guaranty Ltd., Assured Guaranty U.S. Holdings Inc. and The Bank of New York, as trustee (Incorporated by reference to exhibit 4.2 to the current report on form 8-K filed on December 20, 2006)

4.7

Replacement Capital Covenant, dated as of December 20, 2006, between Assured Guaranty U.S. Holdings Inc. and Assured Guaranty Ltd., in favor of and for the benefit of each Covered Debtholder (as defined therein) (Incorporated by reference to exhibit 4.1 to the current report on form 8-K filed on December 20, 2006)

10.1	Employment Agreement between Dominic J. Frederico and the Registrant (Incorporated by reference to exhibit 10.1 of Form 10-K for the year ended December 31, 2004)*
10.2	Employment Agreement between Robert B. Mills and the Registrant (Incorporated by reference to exhibit 10.2 of Form 10-K for the year ended December 31, 2004)*
10.3	Employment Agreement between Michael J. Schozer and the Registrant (Incorporated by reference to exhibit 10.3 of Form 10-K for the year ended December 31, 2004)*
10.4	Employment Agreement between James M. Michener and the Registrant (Incorporated by reference to exhibit 10.4 of Form 10-K for the year ended December 31, 2004)*
10.5	Pierre Samson Separation Agreement (Incorporated by reference to exhibit 10.5 of Form 10-K for the year ended December 31, 2005)*
10.6	Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to exhibit 10.6 of Form 10-Q for the quarter ended June 30, 2004)*
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

10.31	Directors Compensation Summary*
10.32	Summary of Annual Compensation*
10.34	Non-Qualified Stock Option Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to exhibit 10.34 of Form 10-K for the year ended December 31, 2005)*
10.35	Non-Qualified Stock Option Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to exhibit 10.35 of Form 10-K for the year ended December 31, 2005)*
10.36	Restricted Stock Agreement for Outside Directors under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2006)*
10.37

Restricted Stock Unit Agreement for Outside Directors under Assured Guaranty Ltd. 2004 Long Term Incentive Plan (Incorporated by reference to exhibit 10.37 of Form 10-K for the year ended December 31, 2005)*

10.38	Restricted Stock Agreement under Assured Guaranty Ltd. 2004 Long Term Incentive Plan (Incorporated by reference to exhibit 10.38 of Form 10-K for the year ended December 31, 2005)*
10.39	Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long Term Incentive Plan (Incorporated by reference to exhibit 10.39 of Form 10-K for the year ended December 31, 2005)*
10.40	Assured Guaranty Ltd. Employee Stock Purchase Plan (Incorporated by reference to exhibit 10.40 of Form 10-K for the year ended December 31, 2004)*
10.41	Letter Agreement between Robin Conner and Assured Guaranty Corp. (Incorporated by reference to exhibit 10.41 of Form 10-K for the year ended December 31, 2004)*
10.42	Form of Indemnification Agreement between the Company and its executive officers and directors (Incorporated by reference to exhibit 10.42 of Form 10-K for the year ended December 31, 2005)
10.43	Robert A. Bailenson Employment Letter (Incorporated by reference to exhibit 10.43 of Form 10-K for the year ended December 31, 2005)*
10.45	Put Agreement between Assured Guaranty Corp. and Woodbourne Capital Trust [I][II][III][IV] (Incorporated by reference to exhibit 10.6 of Form 10-Q for the quarter ended March 31, 2005)
10.46	Custodial Trust Expense Reimbursement Agreement (Incorporated by reference to exhibit 10.7 of Form 10-Q for the quarter ended March 31, 2005)

10.47

Assured Guaranty Corp. Articles Supplementary Classifying and Designating Series of Preferred Stock as Series A Perpetual Preferred Stock, Series B Perpetual Preferred Stock, Series C Perpetual Preferred Stock, Series D Perpetual Preferred Stock (Incorporated by reference to exhibit 10.8 of Form 10-Q for the quarter ended March 31, 2005)

10.48	Assured Guaranty Corp. Supplemental Executive Retirement Plan Highlights Booklet 2006 Plan Year (Incorporated by reference to exhibit 10.1 of Form 8-K filed on December 28, 2005)*
10.49	Assured Guaranty Ltd. Supplemental Employee Retirement Plan, as amended through the second amendment (Incorporated by reference to exhibit 10.2 of Form 8-K filed on December 28, 2005)*
10.50	Assured Guaranty Ltd. Performance Retention Plan (Incorporated by reference to exhibit 10.50 of Form 10-K for the year ended December 31, 2005)*
10.51	Five Year Cliff Vest Restricted Stock Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to exhibit 10.1 of Form 10-Q for the quarter ended March 31, 2006)*
10.52

Employment agreement dated as of October 5, 2006, between Assured Guaranty Ltd., Assured Guaranty Corp. and Robert Bailenson (Incorporated by reference to exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2006)*

10.53

Share Purchase Agreement, dated December 7, 2006, between Assured Guaranty US Holdings Inc. and ACE Bermuda Insurance Ltd. (Incorporated by reference to exhibit 99.1 of Form 8-K filed on December 13, 2006)

10.54	$300,000,000 Revolving Credit Facility Credit Agreement (Incorporated by reference to exhibit 99.1 of Form 8-K filed on November 9, 2006)
10.55	Performance Retention Plan*
14.1	Code of Conduct (Incorporated by reference to exhibit 14.1 of Form 10-K for the year ended December 31, 2004)
21.1	Subsidiaries of the registrant
23.1	Accountants Consent
31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Assured Guaranty Corp. 2006 Consolidated Financial Statements

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
Date: February 27, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ WALTER A. SCOTT	Chairman of the Board; Director	February 27, 2007
Walter A. Scott
/s/ DOMINIC J. FREDERICO	President and Chief Executive	February 27, 2007
Dominic J. Frederico	Officer; Director
/s/ ROBERT B. MILLS	Chief Financial Officer (Principal	February 27, 2007
Robert B. Mills	Financial and Duly Authorized Officer)
/s/ NEIL BARON	Director	February 27, 2007
NEIL BARON
/s/ G. LAWRENCE BUHL	Director	February 27, 2007
G. Lawrence Buhl
/s/ STEPHEN A. COZEN	Director	February 27, 2007
Stephen A. Cozen
/s/ JOHN G. HEIMANN	Director	February 27, 2007
John G. Heimann
/s/ PATRICK W. KENNY	Director	February 27, 2007
Patrick W. Kenny
/s/ DONALD H. LAYTON	Director	February 27, 2007
Donald H. Layton
/s/ ROBIN MONRO-DAVIES	Director	February 27, 2007
Robin Monro-Davies
/s/ MICHAEL O’KANE	Director	February 27, 2007
Michael O’Kane

Report of Independent Registered Public Accounting Firm

on

Financial Statement Schedules

To the Board of Directors
of Assured Guaranty Ltd.:

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated February 26, 2007 appearing in the 2006 Annual Report to Shareholders of Assured Guaranty Ltd. on Form 10-K also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
New York, NY
February 26, 2007

Schedule II
Assured Guaranty Ltd. (Parent Company)
Condensed Balance Sheets
(in thousands of U.S. dollars)

	As of December 31,
	2006	2005
Assets
Investments in subsidiaries and affiliates on equity basis	$1,648,358	$1,665,392
Short-term investments, at cost which approximates fair value	1,523	163
Other assets	5,152	1,172
Total assets	$1,655,033	$1,666,727
Liabilities and shareholders’ equity
Liabilities
Other liabilities	$4,272	$5,214
Total liabilities	4,272	5,214
Shareholders’ equity
Common stock	732	748
Additional paid-in capital	711,199	881,998
Unearned stock grant compensation	—	(14,756)
Retained earnings	896,947	747,691
Accumulated other comprehensive income	41,883	45,832
Total shareholders’ equity	1,650,761	1,661,513
Total liabilities and shareholders’ equity	$1,655,033	$1,666,727

Schedule II
Assured Guaranty Ltd. (Parent Company)
Condensed Statements of Operations
For the years ended December 31, 2006, 2005 and 2004
(in thousands of U.S. dollars)

	2006	2005	2004
Revenues
Equity in earnings of subsidiaries	$176,060	$202,137	$198,208
Net investment income	2	2	—
Other revenues	2	—	—
Total revenues	176,064	202,139	198,208
Expenses
Other operating expenses	16,317	13,623	14,020
Interest expense	13	68	2,152
Total expenses	16,330	13,691	16,172
Income before benefit for income taxes	159,734	188,448	182,036
Total benefit for income taxes	—	—	(752)
Net income	$159,734	$188,448	$182,788

Schedule II

Assured Guaranty Ltd. (Parent Company)
Condensed Statements of Cash Flows
For the years ended December 31, 2006, 2005 and 2004
(in thousands of U.S. dollars)

	2006	2005	2004
Dividends received	$42,563	$38,414	$12,986
Other operating activities	(7,759)	(6,389)	(2,367)
Net cash flows provided by operating activities	34,804	32,025	10,619
Cash flows from investing activities
Purchases of short-term investments, net	(1,360)	(88)	(75)
Net cash flows used in investing activities	(1,360)	(88)	(75)
Financing activities
Repurchases of common stock	(21,063)	(19,014)	(5,986)
Dividends paid	(10,458)	(9,012)	(4,558)
Repayment of note payable	(2,000)	—	—
Proceeds from employee stock purchase plan	501	356	—
Share activity under option and incentive plans	(424)	(4,267)	—
Net cash flows used in financing activities	(33,444)	(31,937)	(10,544)
Cash and cash equivalents at beginning of period	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—

Schedule III—Supplementary Insurance Information (in millions of U.S. dollars)(1)

	DAC	UPR	Loss Reserves	Premiums Written	Premiums Earned	Loss and Loss Adjustment Expenses	Net Investment Income	Acquisition Costs	Other Operating Expenses(2)(3)
	As of December 31, 2006			For the Year Ended December 31, 2006

Financial guaranty direct	$34.3	$140.1	$9.3	$189.2	$89.7	$(2.0)	$16.3	$8.5	$52.3
Financial guaranty reinsurance	179.3	468.2	94.8	123.9	94.4	13.1	87.5	34.1	14.5
Mortgage guaranty	3.3	35.6	2.3	8.4	22.7	(4.4)	7.7	2.3	1.3
Other	0.1	0.6	14.2	4.1	—	(13.5)	—	—	—
Total	$217.0	$644.5	$120.6	$325.7	$206.7	$(6.8)	$111.5	$45.0	$68.0

	As of December 31, 2005			For the Year Ended December 31, 2005

Financial guaranty direct	$6.6	$42.4	$13.1	$96.2	$74.5	$(2.2)	$7.6	$6.3	$44.3
Financial guaranty reinsurance	177.3	439.5	93.2	98.0	105.6	(61.3)	80.4	36.9	13.8
Mortgage guaranty	8.9	52.1	7.0	25.7	18.6	(3.7)	8.8	2.0	1.2
Other	0.6	3.1	15.1	32.2	—	(2.4)	—	—	—
Total	$193.4	$537.1	$128.4	$252.1	$198.7	$(69.6)	$96.8	$45.3	$59.0

	As of December 31, 2004			For the Year Ended December 31, 2004

Financial guaranty direct	$12.8	$23.6	$19.9	$80.8	$88.8	$14.8	$7.8	$4.5	$41.8
Financial guaranty reinsurance	163.7	447.9	88.2	160.3	114.4	15.4	76.7	38.8	10.1
Mortgage guaranty	8.8	45.4	11.2	24.4	33.7	(11.9)	10.3	3.7	1.1
Other	1.1	4.4	116.9	(74.6)	(48.9)	(50.3)	—	3.9	3.9
Total	$186.4	$521.3	$236.2	$190.9	$187.9	$(32.0)	$94.8	$50.9	$56.5

(1)          Some amounts may not add due to rounding.

(2)          During 2006, the Company implemented a new operating expense allocation methodology to more closely allocate expenses to the individual operating segments. This new methodology was based on a comprehensive study and is based on departmental time estimates and headcount. 2005 and 2004 amounts have been reclassified to show this new methodology on a comparative basis.

(3)          2004 total excludes $11.3 million of operating expenses, included in other operating expenses on the consolidated statements of operation and comprehensive income, related to the accelerated vesting of stock awards at the IPO date.

Schedule IV—Reinsurance

Net Earned Premiums (in millions of U.S. dollars)(1):

	For the Year Ended December 31, 2006
Type of Business:	Direct	Ceded	Assumed	Net	Percentage of assumed to net
Financial guaranty	$92.0	$3.1	$95.2	$184.1	51.7%
Mortgage guaranty	—	2.3	24.9	22.7	110.2%
Other	—	6.6	6.6	—	NMF
Total	$92.0	$12.0	$126.7	$206.7	61.3%

	For the Year Ended December 31, 2005
Financial guaranty	$77.3	$3.6	$106.4	$180.1	59.1%
Mortgage guaranty	—	0.4	19.0	18.6	102.2%
Life	—	3.3	3.3	—	NMF
Other	—	30.2	30.2	—	NMF
Total	$77.3	$37.5	$158.9	$198.7	80.0%

	For the Year Ended December 31, 2004
Financial guaranty	$96.2	$5.8	$118.6	$209.1	56.7%
Mortgage guaranty	—	0.4	34.1	33.7	101.2%
Title	—	0.6	3.8	3.2	118.8%
Life	—	3.4	3.4	—	NMF
Other	—	96.9	38.8	(58.1)	NMF
Total	$96.2	$107.1	$198.7	$187.9	105.7%

(1)          Some amounts may not add due to rounding.

NMF = Not meaningful

Schedule V—Valuation and Qualifying Accounts (in millions of U.S. dollars)

Valuation and qualifying accounts for the years ended December 31, 2006, 2005 and 2004 are as follows:

		Balance at beginning of year	Charged to Expense/Deduction		Balance at end of year
2006	Tax valuation allowance	$7.0	$—		$7.0
	Allowance for Uncollectible Reinsurance	—	—		—
	Total	$7.0	$—		$7.0
2005	Tax valuation allowance	$7.0	$—		$7.0
	Allowance for Uncollectible Reinsurance	21.1	(21.1	)(1)	—
	Total	$28.1	$(21.1)		$7.0
2004	Tax valuation allowance	$7.0	$—		$7.0
	Allowance for Uncollectible Reinsurance	21.1	—		21.1
	Total	$28.1	$—		$28.1

(1)          This item had no income statement impact, as it was offset by an equal change in Funds held liability.