Form 10-K/A
period 2006-12-31
ASSURED GUARANTY LTD
filed 2007-03-01
CIK 1273813

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Annual Report on Form 10-K/A (“Form 10-K/A”) is being filed as Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission on February 28, 2007 (the “Original Filing”). This Form 10-K/A is a technical amendment to add as an exhibit the consent of independent registered public accounting firm. The referenced exhibit was inadvertently omitted from the electronically filed document.

This Form 10-K/A only adds the referenced exhibit, and we have not modified or updated other disclosures presented in our Original Filing. Accordingly, this Amendment No. 1 does not reflect events occurring after the filing of our Original Filing and does not modify or update those disclosures affected by subsequent events. Information not affected by this amendment is unchanged and reflects the disclosures made at the time of the Original Filing.

3. Exhibits

Exhibit Number	Description of Document
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSURED GUARANTY LTD.
	By:	/s/ ROBERT B. MILLS
		Name:	Robert B. Mills
		Title:	Chief Financial Officer
Date: March 1, 2007