Form 10-Q
period 2007-03-31
ASSURED GUARANTY LTD
filed 2007-05-07
CIK 1273813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

The number of registrant’s Common Shares ($0.01 par value) outstanding as of April 30, 2007 was 67,784,233.

ASSURED GUARANTY LTD.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Assured Guaranty Ltd.
Consolidated Balance Sheets
(in thousands of U.S. dollars except per share and share amounts)

(Unaudited)

	March 31,	December 31,
	2007	2006

Assets
Fixed maturity securities, at fair value (amortized cost: $2,348,359 in 2007 and $2,286,373 in 2006)	$2,391,702	$2,331,071
Short-term investments, at cost which approximates fair value	96,668	134,064

Total investments	2,488,370	2,465,135
Cash and cash equivalents	5,714	4,785
Accrued investment income	23,617	24,195
Deferred acquisition costs	220,413	217,029
Prepaid reinsurance premiums	9,513	7,500
Reinsurance recoverable on ceded losses	10,596	10,889
Premiums receivable	36,188	41,565
Goodwill	85,417	85,417
Unrealized gains on derivative financial instruments	45,627	52,596
Other assets	27,604	26,229
Total assets	$2,953,059	$2,935,340

Liabilities and shareholders’ equity
Liabilities
Unearned premium reserves	$661,034	$644,496
Reserves for losses and loss adjustment expenses	120,967	120,600
Profit commissions payable	16,754	35,994
Reinsurance balances payable	2,743	7,199
Current income taxes payable	6,505	7,196
Deferred income taxes	21,106	39,906
Funds held by Company under reinsurance contracts	24,661	21,412
Unrealized losses on derivative financial instruments	9,432	6,687
Senior Notes	197,383	197,375
Series A Enhanced Junior Subordinated Debentures	149,716	149,708
Liability for tax basis step-up adjustment	10,453	14,990
Other liabilities	38,009	39,016
Total liabilities	1,258,763	1,284,579
Commitments and contingencies
Shareholders’ equity
Common stock ($0.01 par value, 500,000,000 shares authorized; 67,675,749 and 67,534,024 shares issued and outstanding in 2007 and 2006)	677	675
Additional paid-in capital	716,550	711,256
Retained earnings	935,726	896,947
Accumulated other comprehensive income	41,343	41,883
Total shareholders’ equity	1,694,296	1,650,761
Total liabilities and shareholders’ equity	$2,953,059	$2,935,340

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Consolidated Statements of Operations and Comprehensive Income
(in thousands of U.S. dollars except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2007	2006

Revenues
Gross written premiums	$72,540	$55,384
Ceded premiums	(4,158)	(4,600)
Net written premiums	68,382	50,784
Increase in net unearned premium reserves	(14,512)	(2,729)
Net earned premiums	53,870	48,055
Net investment income	31,482	26,238
Net realized investment losses	(279)	(1,006)
Unrealized (losses) gains on derivative financial instruments	(9,714)	29
Total revenues	75,359	73,316

Expenses
Loss and loss adjustment expenses	(4,729)	(382)
Profit commission expense	1,613	1,308
Acquisition costs	10,811	10,785
Other operating expenses	20,703	17,150
Interest expense	6,033	3,375
Other expense	601	614
Total expenses	35,032	32,850

Income before provision for income taxes	40,327	40,466
Provision (benefit) for income taxes
Current	3,671	2,643
Deferred	(2,295)	2,941
Total provision for income taxes	1,376	5,584
Net income	38,951	34,882
Other comprehensive loss, net of taxes
Unrealized holding losses on fixed maturity securities arising during the period	(685)	(24,227)
Reclassification adjustment for realized losses included in net income	221	658
Change in net unrealized gains on fixed maturity securities	(464)	(23,569)
Change in cumulative translation adjustment	29	167
Change in cash flow hedge	(105)	(105)
Other comprehensive loss, net of taxes	(540)	(23,507)
Comprehensive income	$38,411	$11,375

Earnings per share:
Basic	$0.58	$0.47
Diluted	$0.57	$0.47
Dividends per share	$0.04	$0.035

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Consolidated Statements of Shareholders’ Equity
For the Three Months Ended March 31, 2007
(in thousands of U.S. dollars except per share amounts)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, December 31, 2006	$675	$711,256	$896,947	$41,883	$1,650,761
Cumulative effect of FIN 48 adoption	—	—	2,629	—	2,629
Net income	—	—	38,951	—	38,951
Dividends ($0.04 per share)	—	—	(2,801)	—	(2,801)
Shares cancelled to pay withholding taxes	(1)	(1,794)	—	—	(1,795)
Stock options exercises	1	787	—	—	788
Tax benefit for stock options exercised	—	96	—	—	96
Share-based compensation and other	2	6,205	—	—	6,207
Change in cash flow hedge, net of tax of $(56)	—	—	—	(105)	(105)
Change in cumulative translation adjustment	—	—	—	29	29
Unrealized loss on fixed maturity securities, net of tax of $(887)	—	—	—	(464)	(464)
Balance, March 31, 2007	$677	$716,550	$935,726	$41,343	$1,694,296

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Consolidated Statements of Cash Flows
(in thousands of U.S. dollars)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Operating activities
Net income	$38,951	$34,882
Adjustments to reconcile net income to net cash flows provided by operating activities:
Non-cash interest and operating expenses	6,582	3,893
Net amortization of premium on fixed maturity securities	267	1,521
(Benefit) provision for deferred income taxes	(2,295)	2,941
Net realized investment losses	279	1,006
Change in unrealized losses (gains) on derivative financial instruments	9,714	(29)
Change in deferred acquisition costs	(3,384)	(2,455)
Change in accrued investment income	578	909
Change in premiums receivable	5,377	6,027
Change in prepaid reinsurance premiums	(2,013)	(866)
Change in unearned premium reserves	16,538	3,595
Change in reserves for losses and loss adjustment expenses, net	(3,669)	1,480
Change in profit commissions payable	(19,240)	(24,945)
Change in funds held by Company under reinsurance contracts	3,249	2,776
Change in current income taxes	(691)	(96)
Change in liability for tax basis step-up adjustment	(4,537)	(186)
Other	(15,703)	(10,126)
Net cash flows provided by operating activities	30,003	20,327

Investing activities
Fixed maturity securities:
Purchases	(281,321)	(260,522)
Sales	212,870	260,035
Maturities	6,020	—
Sales (purchases) of short-term investments, net	37,722	(19,238)
Net cash flows used in investing activities	(24,709)	(19,725)

Financing activities
Dividends paid	(2,760)	(2,632)
Share activity under option and incentive plans	(1,444)	(436)
Tax benefit from employee stock options	96	—
Debt issue costs	(425)	—
Net cash flows used in financing activities	(4,533)	(3,068)
Effect of exchange rate changes	168	22
Increase (decrease) increase in cash and cash equivalents	929	(2,444)
Cash and cash equivalents at beginning of period	4,785	6,190
Cash and cash equivalents at end of period	$5,714	$3,746

Supplementary cash flow information
Cash paid during the period for:
Income taxes	$8,400	$2,740
Interest	$210	$—

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements

March 31, 2007

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

The Company has participated in several lines of business that are reflected in its historical financial statements but that the Company exited in connection with its 2004 initial public offering (“IPO”).

2.  Basis of Presentation

The unaudited interim consolidated financial statements, which include the accounts of the Company, have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and, in the opinion of management, reflect all adjustments, necessary for a fair presentation of the Company’s financial condition, results of operations and cash flows for the periods presented.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. These unaudited interim consolidated financial statements cover the three-month period ended March 31, 2007 (“First Quarter 2007”) and the three-month period ended March 31, 2006 (“First Quarter 2006”). Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full year.  Certain items in the prior year unaudited interim consolidated financial statements have been reclassified to conform with the current period presentation. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission.

Certain of the Company’s subsidiaries are subject to U.S. and U.K. income tax. The provision for income taxes is calculated in accordance with Statement of Financial Accounting Standards (“FAS”) FAS No. 109, “Accounting for Income Taxes”. The Company’s provision for income taxes for interim financial periods is not based on an estimated annual effective rate due to the variability in changes in fair value of its derivative financial instruments.  A discrete calculation of the provision is calculated for each interim period.

3.  Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“FAS 155”), which amends FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”), and addresses issues raised in FAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” The primary objectives of FAS 155 are: (i) with respect to FAS 133, to address the accounting for beneficial interests in securitized financial assets and (ii) with respect to FAS 140, to eliminate a restriction on the passive derivative instruments that a qualifying special purpose entity may hold. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for the Company is January 1, 2007. In particular, FAS 155 affects the Company’s determination of which transactions are derivative or non-derivative in nature.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 applies to other accounting pronouncements that require or permit fair value measurements, since the FASB had previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, FAS 157 does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company plans to adopt FAS 157 at the beginning of 2008. The Company is currently evaluating the impact, if any, that FAS 157 will have on its results of operations or financial position.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“FAS 159”). FAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, FAS 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. FAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Earlier adoption of FAS 159 is permitted, but we do not intend to early adopt.  The Company is currently evaluating the impact, if any, that  FAS 159 will have on its results of operations or financial position.

4.  Analysis Of Premiums Written, Premiums Earned And Loss And Loss Adjustment Expenses

In order to limit its exposure on assumed risks, the Company at the time of the IPO entered into certain proportional and non-proportional retrocessional agreements with other insurance companies, primarily subsidiaries of ACE Limited (“ACE”), the Company’s former parent, to cede a portion of the risk underwritten by the Company, prior to the IPO. In addition, the Company enters into reinsurance agreements with non-affiliated companies to limit its exposure to risk on an on-going basis.

In the event that any or all of the reinsurers are unable to meet their obligations, the Company would be liable for such defaulted amounts. Direct, assumed, and ceded amounts were as follows:

	Three Months Ended March 31,
	2007	2006
	(in thousands of U.S. dollars)
Premiums Written
Direct	$49,520	$30,248
Assumed	23,020	25,136
Ceded	(4,158)	(4,600)
Net	$68,382	$50,784

Premiums Earned
Direct	$29,490	$21,228
Assumed	26,533	30,528
Ceded	(2,153)	(3,701)
Net	$53,870	$48,055

Loss and Loss Adjustment Expenses
Direct	$86	$(3,031)
Assumed	(4,973)	3,292
Ceded	158	(643)
Net	$(4,729)	$(382)

Net premiums written for First Quarter 2007 were $68.4 million compared with $50.8 million for First Quarter 2006. The $17.6 million increase is mainly attributable to our direct premiums written resulting from the expansion of our financial guaranty direct segment, particularly in international markets.  First Quarter 2007  includes upfront direct premiums written of $11.8 million from our international business. First Quarter 2006 did not include any upfront direct premium written from our international business.

Net premiums earned for First Quarter 2007 were $53.9 million compared with $48.1 million for First Quarter 2006. The $5.8 million increase is primarily attributable to our direct earned premiums which increased $8.3 million in First Quarter 2007, compared with First Quarter 2006.  This increase is attributable to the continued growth of our in-force book of business, resulting in increased net earned premiums, and $1.7 million of public finance refundings, in First Quarter 2007.  First Quarter 2006 did not have any earned premiums from public finance refundings.  Public finance refundings reflect the unscheduled pre-payment or refundings of underlying municipal bonds.

Loss and loss adjustment expenses (“LAE”) were $(4.7) million and $(0.4) million for First Quarter 2007 and First Quarter 2006, respectively.  First Quarter 2007 assumed loss and LAE was $(5.0) million principally due to aircraft-related transactions in the reinsurance segment.  In addition we received $1.3 million of loss recoveries from our other segment.  First Quarter 2006 assumed loss and LAE was $3.3 million primarily due to increased case reserves of $2.6 million and also incurred and paid losses of $0.6 million.  First Quarter 2006 direct loss and LAE was $(3.0) million mainly due to a $0.7 million subrogation receivable, a $4.5 million release of case reserves and a litigation recovery of $1.2 million, offset by a $3.2 million settlement of a sub-prime mortgage transaction.

Reinsurance recoverable on ceded losses and LAE as of March 31, 2007 and December 31, 2006 were $10.6 million and $10.9 million, respectively and are all related to our other segment. Of these amounts, $10.5 million and $10.8 million, respectively, relate to reinsurance agreements with ACE.

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

Senior Notes

Assured Guaranty US Holdings Inc. (“AGUS”), a subsidiary of the Company, issued $200.0 million of 7.0% Senior Notes due 2034 for net proceeds of $197.3 million. The proceeds of the offering were used to repay substantially all of a $200.0 million promissory note issued to a subsidiary of ACE in April 2004 as part of the IPO related formation transactions. The coupon on the Senior Notes is 7.0%, however, the effective rate is approximately 6.4%, taking into account the effect of a cash flow hedge executed by the Company in March 2004. The Company recorded interest expense of $3.3 million, including $0.2 million of amortized gain on the cash flow hedge, for both First Quarter 2007 and First Quarter 2006. These Senior Notes are fully and unconditionally guaranteed by Assured Guaranty Ltd.

Series A Enhanced Junior Subordinated Debentures

On December 20, 2006, AGUS issued $150.0 million of Series A Enhanced Junior Subordinated Debentures (the “Debentures”) due 2066 for net proceeds of $149.7 million. The proceeds of the offering were used to repurchase 5,692,599 of Assured Guaranty Ltd.’s common shares from ACE Bermuda Insurance Ltd., a subsidiary of ACE. The Debentures pay a fixed 6.40% rate of interest until December 15, 2016, and thereafter pay a floating rate of interest, reset quarterly, at a rate equal to 3 month LIBOR plus a margin equal to 2.38%. AGUS may elect at one or more times to defer payment of interest for one or more consecutive periods for up to ten years. Any unpaid interest bears interest at the then applicable rate. AGUS may not defer interest past the maturity date. The Company recorded interest expense of $2.4 million for the three months ended March 31, 2007. These Debentures are guaranteed on a junior subordinated basis by Assured Guaranty Ltd.

Credit Facilities

$300.0 million Credit Facility

On November 6, 2006, Assured Guaranty Ltd. and certain of its subsidiaries entered into a $300.0 million five-year unsecured revolving credit facility (the “$300.0 million credit facility”) with a syndicate of banks. Under the $300.0 million credit facility, each of Assured Guaranty Corp. (“AGC”), Assured Guaranty (UK) Ltd. (“AG (UK)”), Assured Guaranty Re Ltd. (“AG Re”), Assured Guaranty Re Overseas Ltd. (“AGRO”) and Assured Guaranty Ltd. are entitled to request the banks to make loans to such borrower or to request that letters of credit be issued for the account of such borrower.

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

The $300.0 million credit facility also provides that Assured Guaranty Ltd. may request that the commitment of the banks be increased an additional $100.0 million up to a maximum aggregate amount of $400.0 million. Any such incremental commitment increase is subject to certain conditions provided in the agreement and must be for at least $25.0 million.

The proceeds of the loans and letters of credit are to be used for the working capital and other general corporate purposes of the borrowers and to support reinsurance transactions.

At the closing of the $300.0 million credit facility, (i) AGC guaranteed the obligations of AG (UK) under such facility, (ii) Assured Guaranty Ltd. guaranteed the obligations of AG Re and AGRO under such facility and agreed that, if the Company Consolidated Assets (as defined in the related credit agreement) of AGC and its subsidiaries were to fall below $1.2 billion, it would, within 15 days, guarantee the obligations of AGC and AG (UK) under such facility, (iii) Assured Guaranty Overseas US Holdings Inc., guaranteed the obligations of Assured Guaranty Ltd., AG Re and AGRO under such facility and (iv) Each of AG Re and AGRO guarantees the other as well as Assured Guaranty Ltd.

The $300.0 million credit facility’s financial covenants require that Assured Guaranty Ltd. (a) maintain a minimum net worth of seventy-five percent (75%) of the Consolidated Net Worth of Assured Guaranty Ltd. as of the most recent fiscal quarter of Assured Guaranty Ltd. prior to November 6, 2006 and (b) maintain a maximum debt-to-capital ratio of 30%. In addition, the $300.0 million credit facility requires that AGC maintain qualified statutory capital of at least 75% of its statutory capital as of the fiscal quarter prior to November 6, 2006. Furthermore, the $300.0 million credit facility contains restrictions on Assured Guaranty Ltd. and its subsidiaries, including, among other things, in respect of their ability to incur debt, permit liens, become liable in respect of guaranties, make loans or investments, pay dividends or make distributions, dissolve or become party to a merger, consolidation or acquisition, dispose of assets or enter into affiliate transactions. Most of these restrictions are subject to certain minimum thresholds and exceptions. The $300.0 million credit facility has customary events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, bankruptcy or insolvency proceedings, change of control and cross-default to other debt agreements. A default by one borrower will give rise to a right of the lenders to terminate the facility and accelerate all amounts then outstanding. As of March 31, 2007 and December 31, 2006, Assured Guaranty was in compliance with all of those financial covenants.

As of March 31, 2007 and December 31, 2006, no amounts were outstanding under this facility nor have there been any borrowings under this facility.

Letters of Credit for a total aggregate stated amount of approximately $64.2 million and $19.6 million, remain outstanding as of March 31, 2007 and December 31, 2006, respectively.

Non-Recourse Credit Facility

AGC is also party to a non-recourse credit facility with a syndicate of banks which provides up to $175.0 million specifically designed to provide rating agency qualified capital to further support AGC’s claims paying resources. The facility expires in December 2010. As of March 31, 2007 and December 31, 2006, no amounts were outstanding under this facility nor have there been any borrowings under the life of this facility.

AGC’s failure to comply with certain covenants under AGC’s credit facilities could, subject to grace periods in the case of certain covenants, result in an event of default. This could require AGC to repay any outstanding borrowings in an accelerated manner.

Committed Capital Securities

On April 8, 2005, AGC entered into four separate agreements with four different unaffiliated custodial trusts pursuant to which AGC may, at its option, cause each of the custodial trusts to purchase up to $50.0 million of perpetual preferred stock of AGC. The custodial trusts were created as a vehicle for providing capital support to AGC by allowing AGC to obtain immediate access to new capital at its sole discretion at any time through the exercise of the put option. If the put options were exercised, AGC would receive $200.0 million in return for the issuance of its own perpetual preferred stock, the proceeds of which may be used for any purpose including the payment of claims. The put options have not been exercised through March 31, 2007. Initially, all of the CCS Securities were issued to a special purpose pass-through trust (the “Pass-Through Trust”). The Pass-Through Trust is a statutory trust organized under the Delaware Statutory Trust Act formed for the purposes of (i) issuing $200,000,000 of Pass-Through Trust Securities to qualified institutional buyers within the meaning of Rule 144A under the Securities Act of 1933, as amended, (ii) investing the proceeds from the sale of the Pass-Through Trust Securities in, and holding, the CCS Securities issued by the Custodial Trusts and (iii) entering into related agreements. Neither the Pass-Through Trust nor the Custodial Trusts are consolidated in Assured Guaranty Ltd.’s financial statements.

During both First Quarter 2007 and First Quarter 2006, AGC incurred $0.6 million of put option premiums which are an on-going expense. These expenses are presented in the Company’s unaudited interim consolidated statements of operations and comprehensive income under other expense.

7. Share-Based Compensation

Share-based compensation expense in First Quarter 2007 and First Quarter 2006 was $5.5 million ($4.6 million after tax) and $3.2 million ($2.7 million after tax), respectively.  The effect on basic and diluted earnings per share for First Quarter 2007 and First Quarter 2006 was $0.07 and $0.04, respectively.  First Quarter 2007 and First Quarter 2006 expense included $2.6 million and $0.6 million, respectively, for stock award grants to retirement-eligible employees.

8. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended March 31,
	2007	2006
	(in thousands of U.S. dollars except per share amounts)
Net income	$38,951	$34,882
Basic shares	67,601	73,768
Effect of dilutive securities:
Stock awards	1,194	1,085
Diluted shares	68,795	74,853
Basic EPS	$0.58	$0.47
Diluted EPS	$0.57	$0.47

9.  Income Taxes

Adoption of FIN 48

The Company’s Bermuda subsidiaries are not subject to any income, withholding or capital gains taxes under current Bermuda law.  The Company’s U.S. and U.K. subsidiaries are subject to income taxes imposed by U.S. and U.K. authorities and file applicable tax returns.  In addition, AGRO, a Bermuda domiciled company, has elected under Section 953(d) of the Internal Revenue Code to be taxed as a U.S. domestic corporation.

The Internal Revenue Service (“IRS”) has completed audits of all of the Company’s U.S. subsidiaries’ federal tax returns for taxable years though 2001.  The IRS is currently reviewing tax years 2002 through 2004 for Assured Guaranty Overseas US Holdings Inc. and subsidiaries, which includes Assured Guaranty Overseas US Holdings Inc., AGRO, Assured Guaranty Mortgage Insurance Company and AG Intermediary Inc.  In addition the IRS is reviewing AGUS for tax years 2002 through the date of the IPO.  AGUS includes Assured Guaranty US Holdings Inc., AGC and AG Financial Products and were part of the consolidated tax return of a subsidiary of ACE, for years prior to the IPO. The Company is indemnified by ACE for any potential tax liability associated with the tax examination of AGUS as it relates to years prior to the IPO.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007.  As a result of the adoption of FIN 48, the Company reduced its liability for unrecognized tax benefits and increased retained earnings by $2.6 million.  The total liability for unrecognized tax benefits as of January 1, 2007 was $12.9 million.  This entire amount, if recognized, would affect the effective tax rate.

Subsequent to the adoption of FIN 48, the IRS published final regulations on the treatment of consolidated losses.  As a result of these regulations the utilization of certain capital losses is no longer at a level that would require recording an associated liability for an uncertain tax position.  As such, the Company decreased its liability for unrecognized tax benefits and its provision for income taxes $4.1 million during First Quarter 2007.  The total liability for unrecognized tax benefits as of March 31, 2007 is $8.8 million, and is included in other liabilities on the balance sheet.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.  As of the date of adoption, the Company has accrued $2.7 million in interest and penalties.

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

As a result of the election, the Company has adjusted its net deferred tax liability to reflect the new tax basis of the Company’s affected assets. The additional basis is expected to result in increased future income tax deductions and, accordingly, may reduce income taxes otherwise payable by the Company. Any tax benefit realized by the Company will be paid to AFS. Such tax benefits will generally be calculated by comparing the Company’s affected subsidiaries’ actual taxes to the taxes that would have been owed by those subsidiaries had the increase in basis not occurred. After a 15 year period, to the extent there remains an unrealized tax benefit, the Company and AFS will negotiate a settlement of the unrealized benefit based on the expected realization at that time.

The Company initially recorded a $49.0 million reduction of its existing deferred tax liability, based on an estimate of the ultimate resolution of the Section 338(h)(10) election. Under the tax allocation agreement, the Company estimated that, as of the IPO date, it was obligated to pay $20.9 million to AFS and accordingly established this amount as a liability. The initial difference, which is attributable to the change in the tax basis of certain liabilities for which there is no associated step-up in the tax basis of its assets and no amounts due to AFS, resulted in an increase to additional paid-in capital of $28.1 million. The Company has paid ACE and correspondingly reduced its liability by $4.5 million and $0.2 million in First Quarter 2007 and First Quarter 2006, respectively.

10.  Segment Reporting

The Company has four principal business segments: (1) financial guaranty direct, which includes transactions whereby the Company provides an unconditional and irrevocable guaranty that indemnifies the holder of a financial obligation against non-payment of principal and interest when due, and could take the form of a credit derivative; (2) financial guaranty reinsurance, which includes agreements whereby the Company is a reinsurer and agrees to indemnify a primary insurance company against part or all of the loss which the latter may sustain under a policy it has issued; (3) mortgage guaranty, which includes mortgage guaranty insurance and reinsurance whereby the Company provides protection against the default of borrowers on mortgage loans; and (4) other, which includes lines of business in which the Company is no longer active.

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

The following tables summarize the components of underwriting gain for each reporting segment:

	Three Months Ended March 31, 2007
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
Gross written premiums	$49.5	$18.7	$1.0	$3.3	$72.5
Net written premiums	48.9	18.5	1.0	—	68.4
Net earned premiums	28.9	21.9	3.1	—	53.9
Loss and loss adjustment expenses	1.2	(4.8)	0.1	(1.3)	(4.7)
Profit commission expense	—	0.9	0.7	—	1.6
Acquisition costs	3.0	7.7	0.2	—	10.8
Other operating expenses	15.9	4.4	0.3	—	20.7
Underwriting gain	$8.8	$13.6	$1.8	$1.3	$25.5

	Three Months Ended March 31, 2006
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
Gross written premiums	$30.2	$18.8	$2.6	$3.8	$55.4
Net written premiums	29.7	18.5	2.6	—	50.8
Net earned premiums	20.7	23.3	4.2	—	48.1
Loss and loss adjustment expenses	(1.8)	2.8	(0.2)	(1.2)	(0.4)
Profit commission expense	—	0.4	0.9	—	1.3
Acquisition costs	1.8	8.7	0.3	—	10.8
Other operating expenses	13.4	3.4	0.3	—	17.2
Underwriting gain	$7.2	$8.0	$2.8	$1.2	$19.2

The following is a reconciliation of total underwriting gain to income before provision for income taxes for the periods ended:

	Three Months Ended March 31,
	2007	2006
	(in millions of U.S. dollars)
Total underwriting gain	$25.5	$19.2
Net investment income	31.5	26.2
Net realized investment losses	(0.3)	(1.0)
Unrealized (losses) gains on derivative financial instruments	(9.7)	—
Interest expense	(6.0)	(3.4)
Other expense	(0.6)	(0.6)
Income before provision for income taxes	$40.3	$40.5

The following table provides the lines of businesses from which each of the Company’s segments derive their net earned premiums:

	Three Months Ended March 31,
	2007	2006
	(in millions of U.S. dollars)
Financial guaranty direct:
Public finance	$4.2	$1.3
Structured finance	24.7	19.4
Total	28.9	20.7

Financial guaranty reinsurance:
Public finance	16.0	15.6
Structured finance	5.9	7.7
Total	21.9	23.3

Mortgage guaranty:
Mortgage guaranty	3.1	4.2
Total net earned premiums	$53.9	$48.1

The other segment had an underwriting gain of $1.3 million and $1.2 million for First Quarter 2007 and First Quarter 2006, respectively, as  loss recoveries were recorded in both periods.

11. Subsidiary Information

The following tables present the unaudited condensed consolidated financial information for Assured Guaranty Ltd., Assured Guaranty US Holdings Inc., of which AGC is a subsidiary and other subsidiaries of Assured Guaranty Ltd. as of March 31, 2007 and December 31, 2006 and for the three months ended March 31, 2007 and 2006.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2007

(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)

Assets
Total investments and cash	$971	$1,252,143	$1,240,970	$—	$2,494,084
Investment in subsidiaries	1,691,800	—	—	(1,691,800)	—
Deferred acquisition costs	—	70,142	150,271	—	220,413
Reinsurance recoverable	—	8,772	4,417	(2,593)	10,596
Goodwill	—	85,417	—	—	85,417
Premiums receivable	—	24,612	25,630	(14,054)	36,188
Other	4,931	152,679	46,611	(97,860)	106,361
Total assets	$1,697,702	$1,593,765	$1,467,899	$(1,806,307)	$2,953,059

Liabilities and shareholders’ equity

Liabilities
Unearned premium reserves	$—	$279,590	$460,393	$(78,949)	$661,034
Reserves for losses and loss adjustment expenses	—	63,024	60,536	(2,593)	120,967
Profit commissions payable	—	3,683	13,071	—	16,754
Deferred income taxes	—	37,147	(16,041)	—	21,106
Senior Notes	—	197,383	—	—	197,383
Series A Enhanced Junior Subordinated Debentures	—	149,716	—	—	149,716
Other	3,406	72,460	48,902	(32,965)	91,803
Total liabilities	3,406	803,003	566,861	(114,507)	1,258,763

Total shareholders’ equity	1,694,296	790,762	901,038	(1,691,800)	1,694,296

Total liabilities and shareholders’ equity	$1,697,702	$1,593,765	$1,467,899	$(1,806,307)	$2,953,059

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2006

(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)

Assets
Total investments and cash	$1,523	$1,258,865	$1,209,532	$—	$2,469,920
Investment in subsidiaries	1,648,358	—	—	(1,648,358)	—
Deferred acquisition costs	—	70,305	146,724	—	217,029
Reinsurance recoverable	—	8,826	4,547	(2,484)	10,889
Goodwill	—	85,417	—	—	85,417
Premiums receivable	—	21,846	38,738	(19,019)	41,565
Other	5,152	146,021	46,873	(87,526)	110,520
Total assets	$1,655,033	$1,591,280	$1,446,414	$(1,757,387)	$2,935,340

Liabilities and shareholders’ equity

Liabilities
Unearned premium reserves	$—	$266,800	$447,785	$(70,089)	$644,496
Reserves for losses and loss adjustment expenses	—	65,388	57,696	(2,484)	120,600
Profit commissions payable	—	3,683	32,311	—	35,994
Deferred income taxes	—	41,415	(1,509)	—	39,906
Senior Notes	—	197,375	—	—	197,375
Series A Enhanced Junior Subordinated Debentures	—	149,708	—	—	149,708
Other	4,272	89,157	39,527	(36,456)	96,500
Total liabilities	4,272	813,526	575,810	(109,029)	1,284,579

Total shareholders’ equity	1,650,761	777,754	870,604	(1,648,358)	1,650,761

Total liabilities and shareholders’ equity	$1,655,033	$1,591,280	$1,446,414	$(1,757,387)	$2,935,340

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2007

(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments *	Assured Guaranty Ltd. (Consolidated)
Revenues
Net premiums written	$—	$32,471	$35,911	$—	$68,382
Net premiums earned	—	28,295	25,575	—	53,870
Net investment income	1	15,748	15,734	(1)	31,482
Net realized investment (losses) gains	—	(112)	(198)	31	(279)
Unrealized losses on derivative financial instruments	—	(5,929)	(3,785)	—	(9,714)
Equity in earnings of subsidiaries	44,043	—	—	(44,043)	—
Other revenues	—	214	—	(214)	—
Total revenues	44,044	38,216	37,326	(44,227)	75,359

Expenses
Loss and loss adjustment expenses	—	(6,876)	2,147	—	(4,729)
Acquisition costs and other operating expenses	5,093	16,332	11,702	—	33,127
Other	—	6,604	30	—	6,634
Total expenses	5,093	16,060	13,879	—	35,032

Income before provision for income taxes	38,951	22,156	23,447	(44,227)	40,327
Total provision (benefit) for income taxes	—	4,469	(3,104)	11	1,376

Net income	$38,951	$17,687	$26,551	$(44,238)	$38,951

* Due to the accounting for subsidiaries under common control, net income in the consolidating adjustment column does not equal parent company equity in earnings of subsidiaries, due to 1) recognition of income by Assured Guaranty US Holdings Inc. for dividends received from Assured Guaranty Ltd. and 2) the residual effects of the FSA agreement.

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

* Due to the accounting for subsidiaries under common control, net income in the consolidating adjustment column does not equal parent company equity in earnings of subsidiaries, due to the residual effects of the FSA agreement.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2007

(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Dividends received	$3,000	$214	$—	$(3,214)	$—
Other operating activities	866	(3,374)	32,511	—	30,003
Net cash flows provided by (used in) operating activities	3,866	(3,160)	32,511	(3,214)	30,003

Cash flows from investing activities
Fixed maturity securities:
Purchases	—	(83,471)	(197,850)	—	(281,321)
Sales	—	65,434	147,436	—	212,870
Maturities	—	2,020	4,000	—	6,020
Sales of short-term investments, net	552	20,476	16,694	—	37,722
Net cash flows provided by (used in) investing activities	552	4,459	(29,720)	—	(24,709)

Cash flows from financing activities
Dividends paid	(2,974)	—	(3,000)	3,214	(2,760)
Share activity under option and incentive plans	(1,444)	—	—	—	(1,444)
Tax benefit from stock options exercised	—	96	—	—	96
Debt issue costs	—	(425)	—	—	(425)
Net cash flows used in financing activities	(4,418)	(329)	(3,000)	3,214	(4,533)
Effect of exchange rate changes	—	15	153	—	168

Increase (decrease) in cash and cash equivalents	—	985	(56)	—	929
Cash and cash equivalents at beginning of period	—	2,776	2,009	—	4,785

Cash and cash equivalents at end of period	$—	$3,761	$1,953	$—	$5,714

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Dividends received	$2,650	$—	$—	$(2,650)	$—
Other operating activities	331	26,827	(6,831)	—	20,327
Net cash flows provided by (used in) operating activities	2,981	26,827	(6,831)	(2,650)	20,327

Cash flows from investing activities
Fixed maturity securities:
Purchases	—	(144,847)	(115,675)	—	(260,522)
Sales	—	144,378	115,657	—	260,035
Maturities	—	—	—	—	—
Sales (purchases) of short-term investments, net	87	(27,398)	8,073	—	(19,238)
Net cash flows (used in) provided by investing activities	87	(27,867)	8,055	—	(19,725)

Cash flows from financing activities
Dividends paid	(2,632)	—	(2,650)	2,650	(2,632)
Share activity under option and incentive plans	(436)	—	—	—	(436)
Net cash flows used in financing activities	(3,068)	—	(2,650)	2,650	(3,068)
Effect of exchange rate changes	—	17	5	—	22

Decrease in cash and cash equivalents	—	(1,023)	(1,421)	—	(2,444)
Cash and cash equivalents at beginning of period	—	2,923	3,267	—	6,190

Cash and cash equivalents at end of period	$—	$1,900	$1,846	$—	$3,746

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

Our financial results include four principal business segments: financial guaranty direct, financial guaranty reinsurance, mortgage guaranty and other. The other segment represents lines of business that we exited or sold as part of our 2004 initial public offering (“IPO”).

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

Our expenses consist primarily of losses and loss adjustment expenses (“LAE”), profit commission expense, acquisition costs, operating expenses, interest expense, put-option premium expense associated with our  committed capital securities (the “CCS Securities”) and income taxes. Losses and LAE are a function of the amount and types of business we write. Losses and LAE are based upon estimates of the ultimate aggregate losses inherent in the portfolio. The risks we take have a low expected frequency of loss and are investment grade at the time we accept the risk. Profit commission expense represents payments made to ceding companies generally based on the profitability of the business reinsured by us. Acquisition costs are related to the production of new business. Certain acquisition costs that vary with and are directly attributable to the production of new business are deferred and recognized over the period in which the related premiums are earned. Operating expenses consist primarily of salaries and other employee-related costs, including share-based compensation, various outside service providers, rent and related costs and other expenses related to maintaining a holding company structure. These costs do not vary with the amount of premiums written.  Interest expense is a function of outstanding debt and the contractual interest rate related to that debt. Put-option premium expense, which is included in “other expenses” on the Consolidated Statements of Operations and Comprehensive Income, is a function of the outstanding amount of the CCS Securities and the applicable distribution rate.  Income taxes are a function of our profitability and the applicable tax rate in the various jurisdictions in which we do business.

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

The chart below demonstrates the portfolio reserve’s sensitivity to frequency and severity assumptions. The change in these estimates represent management’s estimate of reasonably possible material changes and are based upon our analysis of historical experience.  Portfolio reserves were recalculated with changes made to the default and severity assumptions. In all scenarios, the starting point used to test the portfolio reserve’s sensitivity to the changes in the frequency and severity assumptions was the weighted average frequency and severity by rating and asset class of our insured portfolio. Overall the weighted average default frequency was 0.8% and the weighted average severity was 17.0% at March 31, 2007. For example, in the first scenario where the frequency was increased by 5.0%, each transaction’s contribution to the portfolio reserve was recalculated by adding 0.04% (i.e. 5.0% multiplied by 0.8%) to the individual transaction’s default frequency.

(in thousands of U.S. dollars)	Portfolio Reserve	Reserve Increase	Percentage Change

Portfolio reserve as of March 31, 2007	$72,819	$—	—
5% Frequency increase	76,969	4,150	5.70%
10% Frequency increase	81,790	8,971	12.32%
5% Severity increase	76,277	3,458	4.75%
10% Severity increase	80,156	7,337	10.08%
5% Frequency and severity increase	81,358	8,539	11.73%

In addition to analyzing the sensitivity of our portfolio reserves to possible changes in frequency and severity, we have also performed a sensitivity analysis on our financial guaranty and mortgage guaranty case reserves. Case reserves may change from our original estimate due to changes in severity factors. An actuarial analysis of the historical development of our case reserves shows that it is reasonably possible that our case reserves could develop by as much as ten percent. This analysis was performed by separately evaluating the historical development by comparing the initial case reserve established to the subsequent development in that case reserve, excluding the effects of discounting, for each sector in which we currently have significant case reserves, and estimating the possible future development. Based on this analysis, it is reasonably possible that our current financial guaranty and mortgage guaranty case reserves of $34.2 million could increase by approximately $3.0 million to $4.0 million in the future. This would cause an increase in incurred losses on our statement of operations and comprehensive income.

A sensitivity analysis is not appropriate for our other segment reserves and our mortgage guaranty IBNR, since the amounts are fully reserved or reinsured.

We also record IBNR reserves for our mortgage guaranty and other segments. IBNR is an estimate of losses for which the insured event has occurred but the claim has not yet been reported to us. In establishing IBNR, we use traditional actuarial methods to estimate the reporting lag of such claims based on historical experience, claim reviews and information reported by ceding companies. We record IBNR for mortgage guaranty quota-share reinsurance contracts, all of which are in run-off, within our mortgage guaranty segment. We also record IBNR for  trade credit reinsurance within our other segment.  The other segment represents lines of business that we exited or sold as part of our 2004 IPO.

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

The following tables summarize our reserves for losses and LAE by segment and type of reserve as of the dates presented. For an explanation of changes in these reserves see “—Consolidated Results of Operations.”

	As of March 31, 2007
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
By segment and type of reserve:
Case	$1.2	$32.9	$0.1	$6.6	$40.8
IBNR	—	—	—	7.4	7.4
Portfolio	9.3	61.2	2.3	—	72.8
Total	$10.5	$94.1	$2.4	$14.0	$121.0

	As of December 31, 2006
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
By segment and type of reserve:
Case	$1.0	$36.1	$0.1	$6.8	$44.0
IBNR	—	—	—	7.4	7.4
Portfolio	8.3	58.7	2.2	—	69.2
Total	$9.3	$94.8	$2.3	$14.2	$120.6

The following table sets forth the financial guaranty in-force portfolio by underlying rating:

	As of March 31, 2007		As of December 31, 2006
Ratings(1)	Net par outstanding	% of Net par outstanding	Net par outstanding	% of Net par outstanding
	(in billions of U.S. dollars)
AAA	$63.8	46.0%	$57.0	43.1%
AA	22.1	15.9%	23.0	17.4%
A	32.4	23.2%	32.8	24.9%
BBB	19.4	14.0%	18.2	13.7%
Below investment grade	1.2	0.9%	1.3	0.9%
Total exposures	$138.9	100.0%	$132.3	100.0%

(1)                                  These ratings represent the Company’s internal assessment of the underlying credit quality of the insured obligations. Our scale is comparable to that of the nationally recognized rating agencies.

Our surveillance department is responsible for monitoring our portfolio of credits and maintains a list of closely monitored credits (“CMC”). The closely monitored credits are divided into four categories: Category 1 (low priority; fundamentally sound, greater than normal risk); Category 2 (medium priority; weakening credit profile, may result in loss); Category 3 (high priority; claim/default probable, case reserve established); Category 4 (claim paid, case reserve established for future payments). The closely monitored credits include all below investment grade (“BIG”) exposures where there is a material amount of exposure (generally greater than $10.0 million) or a material risk of the Company incurring a loss greater than $0.5 million. The closely monitored credits also include investment grade (“IG”) risks where credit quality is deteriorating and where, in the view of the Company, there is significant potential that the risk quality will fall below investment grade. As of March 31, 2007, the closely monitored credits include approximately 98% of our BIG exposure, and the remaining BIG exposure of $28.6 million is distributed across 58 different credits. As of December 31, 2006, the closely monitored credits include approximately 97% of our BIG exposure, and the remaining BIG exposure of $34.4 million is distributed across 68 different credits. Other than those excluded BIG credits, credits that are not included in the closely monitored credit list are categorized as fundamentally sound risks.

The following table provides financial guaranty net par outstanding by credit monitoring category as of March 31, 2007 and December 31, 2006:

	As of March 31, 2007
Description:	Net Par Outstanding	% of Net Par Outstanding	# of Credits in Category	Case Reserves
	($ in millions)
Fundamentally sound risk	$137,623	99.1%
Closely monitored:
Category 1	749	0.5%	30	$—
Category 2	321	0.2%	18	—
Category 3	109	0.1%	18	14
Category 4	22	—	13	16
CMC total(1)	1,201	0.9%	79	30
Other below investment grade risk	29	—	58	—
Total	$138,853	100.0%		$30

(1)                               Percent total does not add due to rounding.

	As of December 31, 2006
Description:	Net Par Outstanding	% of Net Par Outstanding	# of Credits in Category	Case Reserves
	($ in millions)
Fundamentally sound risk	$130,944	99.0%
Closely monitored:
Category 1	855	0.6%	43	$—
Category 2	318	0.2%	13	—
Category 3	123	0.1%	18	18
Category 4	22	—	13	14
CMC total(1)	1,318	1.0%	87	32
Other below investment grade risk	34	—	68	—
Total	$132,296	100.0%		$32

(1)           Percent total does not add due to rounding.

The following chart summarizes movements in CMC exposure by risk category:

Net Par Outstanding	Category 1	Category 2	Category 3	Category 4	Total CMC
	($ in millions)
Balance, December 31, 2006	$855	$318	$123	$22	$1,318
Less: amortization	71	6	18	—	95
Additions from:
First time on CMC	27	—	4	—	31
Upgrades	—	—	—	—	—
Downgrades	—	9	—	—	9
Deletions from:
Upgrades	52	—	—	—	52
Downgrades	10	—	—	—	10
Net change	(106)	3	(14)	—	(117)
Balance, March 31, 2007	$749	$321	$109	$22	$1,201

Industry Methodology

The Company is aware that there are certain differences regarding the measurement of portfolio loss liabilities among companies in the financial guaranty industry. In January and February 2005, the Securities and Exchange Commission (“SEC”) staff had discussions concerning these differences with a number of industry participants. Based on those discussions, in June 2005, the Financial Accounting Standards Board (“FASB”) staff decided additional guidance is necessary regarding financial guaranty contracts. On April 18, 2007, the FASB issued an exposure draft “Accounting for Financial Guarantee Insurance Contacts-an interpretation of FASB Statement No. 60” (“Exposure Draft”).  This Exposure Draft would clarify how FAS 60 applies to financial guarantee insurance contracts, including the methodology to be used to account for premium revenue and claim liabilities. The scope of this Exposure Draft is limited to financial guarantee insurance (and reinsurance) contracts issued by insurance enterprises included within the scope of FAS 60.  Responses to the Exposure Draft are due by June 18, 2007.  If this Exposure Draft is adopted as written, the effect on the consolidated financial statements, particularly with respect to revenue recognition and claims liability, could be material. The Company is currently evaluating the full implications of the Exposure Draft on the consolidated financial statements.  Until a final pronouncement is issued, the Company intends to continue to apply its existing policy with respect to premium revenue and the establishment of both case and portfolio reserves.

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

On January 1, 2007 the Company adopted FAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“FAS 155”).   The primary objectives of FAS 155 are: (i) with respect to FAS 133, to address the accounting for beneficial interests in securitized financial assets and (ii) with respect to FAS 140, eliminate a restriction on the passive derivative instruments that a qualifying special purpose entity may hold.  In particular, FAS 155 affects the Company’s determination of which transactions are derivative or non-derivative in nature.

We issue credit derivative financial instruments, that, prior to 2004, included a few index-based derivative financial instruments, that we view as an extension of our financial guaranty business but that do not qualify for the financial guaranty insurance scope exception under FAS 133 and FAS 149 and therefore are reported at fair value, with changes in fair value included in our earnings.

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

The fair value adjustment recognized in our statements of operations for the three months ended March 31, 2007 (“First Quarter 2007”) was a $9.7 million loss compared with a $29,000 gain for the three months ended March 31, 2006 (“First Quarter 2006”). The change in fair value for First Quarter 2007 is mainly due to credit spreads widening, primarily related to the deterioration of the sub-prime mortgage market.  The change in fair value for First Quarter 2006 is related to many factors but primarily due to run-off of deals and changes in credit spreads.

Valuation of Investments

As of March 31, 2007 and December 31, 2006, we had total investments of $2.4 billion and $2.5 billion, respectively. The fair values of all of our investments are calculated from independent market quotations.

As of March 31, 2007, approximately 96% of our investments were long-term fixed maturity securities, and our portfolio had an average duration of 4.1 years, compared with 95% and 3.9 years as of December 31, 2006. Changes in interest rates affect the value of our fixed maturity portfolio. As interest rates fall, the fair value of fixed maturity securities increases and as interest rates rise, the fair value of fixed maturity securities decreases.

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

The Company had no write downs of investments for other than temporary impairment losses for the three-month periods ended March 31, 2007 and 2006.

The following table summarizes the unrealized losses in our investment portfolio by type of security and the length of time such securities have been in a continuous unrealized loss position as of the dates indicated:

	As of March 31, 2007		As of December 31, 2006
Length of Time in Continuous Unrealized Loss Position	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	($ in millions)

Municipal securities
0-6 months	$85.1	$(0.7)	$88.6	$(0.5)
7-12 months	—	—	—	—
Greater than 12 months	24.0	(0.4)	24.0	(0.4)
	109.1	(1.1)	112.6	(0.9)

Corporate securities
0-6 months	51.0	(0.6)	47.0	(0.2)
7-12 months	2.7	—	3.4	—
Greater than 12 months	45.6	(1.0)	48.7	(1.2)
	99.3	(1.6)	99.1	(1.4)

U.S. Government obligations
0-6 months	65.2	(0.2)	20.2	(0.1)
7-12 months	—	—	32.9	(0.4)
Greater than 12 months	73.0	(1.0)	59.2	(0.9)
	138.2	(1.2)	112.3	(1.4)

Mortgage and asset-backed securities
0-6 months	196.1	(1.7)	197.6	(1.7)
7-12 months	3.4	—	25.6	(0.3)
Greater than 12 months	368.6	(7.4)	382.7	(8.8)
	568.1	(9.1)	605.9	(10.8)
Total	$914.7	$(13.0)	$929.9	$(14.5)

The following table summarizes the unrealized losses in our investment portfolio by type of security and remaining time to maturity as of the dates indicated:

	As of March 31, 2007		As of December 31, 2006
Remaining Time to Maturity	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	($ in millions)

Municipal securities
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	10.5	—	26.2	(0.1)
Due after five years through ten years	34.8	(0.5)	43.2	(0.5)
Due after ten years	63.8	(0.6)	43.2	(0.3)
	109.1	(1.1)	112.6	(0.9)

Corporate securities
Due in one year or less	24.3	(0.1)	13.0	—
Due after one year through five years	52.1	(0.8)	55.1	(0.9)
Due after five years through ten years	15.3	(0.3)	25.1	(0.2)
Due after ten years	7.6	(0.4)	5.9	(0.3)
	99.3	(1.6)	99.1	(1.4)

U.S. Government obligations
Due in one year or less	8.4	—	8.6	(0.1)
Due after one year through five years	64.3	(0.4)	11.9	(0.1)
Due after five years through ten years	16.6	(0.2)	42.9	(0.5)
Due after ten years	48.9	(0.6)	48.9	(0.7)
	138.2	(1.2)	112.3	(1.4)

Mortgage and asset-backed securities	568.1	(9.1)	605.9	(10.8)
Total	$914.7	$(13.0)	$929.9	$(14.5)

The following table summarizes, for all securities sold at a loss through March 31, 2007 and 2006, the fair value and realized loss by length of time such securities were in a continuous unrealized loss position prior to the date of sale:

	Three Months Ended March 31,
	2007		2006
Length of Time in Continuous Unrealized Loss Prior to Sale	Estimated Fair Value	Gross Realized Losses	Estimated Fair Value	Gross Realized Losses
	($ in millions)

Municipal securities
0-6 months	$28.8	$(0.1)	$5.4	$—
7-12 months	—	—	13.0	(0.3)
Greater than 12 months	—	—	—	—
	28.8	(0.1)	18.4	(0.3)

Corporate securities
0-6 months	—	—	—	—
7-12 months	—	—	—	—
Greater than 12 months	—	—	—	—
	—	—	—	—

U.S. Government securities
0-6 months	1.0	—	85.3	(1.3)
7-12 months	—	—	30.1	(0.4)
Greater than 12 months	0.7	—	—	—
	1.7	—	115.4	(1.7)

Mortgage and asset-backed securities
0-6 months	—	—	27.2	(0.1)
7-12 months	—	—	—	—
Greater than 12 months	25.9	(0.3)	—	—
	25.9	(0.3)	27.2	(0.1)
Total	$56.4	$(0.4)	$161.0	$(2.1)

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

In our reinsurance businesses, we estimate the ultimate written and earned premiums to be received from a ceding company at the end of each quarter and the end of each year because some of our ceding companies report premium data anywhere from 30 to 90 days after the end of the relevant period. Written premiums reported in our statement of operations are based upon reports received from ceding companies supplemented by our own estimates of premium for which ceding company reports have not yet been received. As of March 31, 2007 and December 31, 2006, the assumed premium estimate and related ceding commissions included in our unaudited interim consolidated financial statements were $1.2 million and $0.3 million and $25.1 million and $7.9 million,  respectively. Key assumptions used to arrive at management’s best estimate of assumed premiums are premium amounts reported historically and informal communications with ceding companies. Differences between such estimates and actual amounts are recorded in the period in which the actual amounts are determined. Historically, the differences have not been material. We do not record a provision for doubtful accounts related to our assumed premium estimate. Historically there have not been any material issues related to the collectibility of assumed premium. No provision for doubtful accounts related to our premium receivable was recorded for March 31, 2007 or December 31, 2006.

Deferred Acquisition Costs

Acquisition costs incurred, other than those associated with credit derivative products, that vary with and are directly related to the production of new business are deferred and amortized in relation to earned premiums. These costs include direct and indirect expenses such as ceding commissions, brokerage expenses and the cost of underwriting and marketing personnel. As of March 31, 2007 and December 31, 2006, we had deferred acquisition costs of $220.4 million and $217.0 million, respectively. Ceding commissions paid to primary insurers are the largest component of deferred acquisition costs, constituting 67% and 69% of total deferred acquisition costs as of March 31, 2007 and December 31, 2006, respectively. Management uses its judgment in determining what types of costs should be deferred, as well as what percentage of these costs should be deferred. We annually conduct a study to determine which operating costs vary with, and are directly related to, the acquisition of new business and qualify for deferral. Ceding commissions received on premiums we cede to other reinsurers reduce acquisition costs. Anticipated losses, LAE and the remaining costs of servicing the insured or reinsured business are considered in determining the recoverability of acquisition costs. Acquisition costs associated with credit derivative products are expensed as incurred. When an insured issue is retired early, as discussed in the Premium Revenue Recognition section of these Critical Accounting Estimates, the remaining related deferred acquisition cost is expensed at that time.

Deferred Income Taxes

As of March 31, 2007 and December 31, 2006, we had a net deferred income tax liability of $21.1 million and $39.9 million, respectively. Certain of our subsidiaries are subject to U.S. income tax. Deferred income tax assets and liabilities are established for the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Such temporary differences relate principally to deferred acquisition costs, reserves for losses and LAE, unearned premium reserves, net operating loss carryforwards (“NOLs”), unrealized gains and losses on investments and derivative financial instruments and statutory contingency reserves. A valuation allowance is recorded to reduce a deferred tax asset to the amount that in management’s opinion is more likely than not to be realized.

As of March 31, 2007, Assured Guaranty Re Overseas Ltd. (“AGRO”) had a stand-alone NOL of $57.0 million, compared with $50.0 million as of December 31, 2006, which is available to offset its future U.S. taxable income. The Company has $36.3 million of this NOL available through 2017 and $20.7 million available through 2023. AGRO’s stand-alone NOL is not permitted to offset the income of any other members of AGRO’s consolidated group due to certain tax regulations. Under applicable accounting rules, we are required to establish a valuation allowance for NOLs that we believe are more likely than not to expire before utilized. Management believes it is more likely than not that $20.0 million of AGRO’s $57.0 million NOL will not be utilized before it expires and has established a $7.0 million valuation allowance related to the NOL deferred tax asset. The valuation allowance is subject to considerable judgment, is reviewed quarterly and will be adjusted to the extent actual taxable income differs from estimates of future taxable income that may be used to realize NOLs or capital losses.

Adoption of FIN 48

The Company’s Bermuda subsidiaries are not subject to any income, withholding or capital gains taxes under current Bermuda law.  The Company’s U.S. and U.K. subsidiaries are subject to income taxes imposed by U.S. and U.K. authorities and file applicable tax returns.  In addition, AGRO, a Bermuda domiciled company, has elected under Section 953(d) of the Internal Revenue Code to be taxed as a U.S. domestic corporation.

 The Internal Revenue Service (“IRS”) has completed audits of all of the Company’s U.S. subsidiaries’ federal tax returns for taxable years though 2001.  The IRS is currently reviewing tax years 2002 through 2004 for Assured Guaranty Overseas US Holdings Inc. and subsidiaries, which includes Assured Guaranty Overseas US Holdings Inc., AGRO, Assured Guaranty Mortgage Insurance Company and AG Intermediary Inc.  In addition the IRS is reviewing  Assured Guaranty US Holdings Inc. and subsidiaries (“AGUS”) for tax years 2002 through the date of the IPO.   AGUS includes Assured Guaranty US Holdings Inc., AGC and AG Financial Products and were part of the consolidated tax return of a subsidiary of ACE Limited (“ACE”), our former Parent, for years prior to the IPO. The Company is indemnified by ACE for any potential tax liability associated with the tax examination of AGUS as it relates to years prior to the IPO.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007.  As a result of the adoption of FIN 48, the Company reduced its liability for unrecognized tax benefits and increased retained earnings by $2.6 million.  The total liability for unrecognized tax benefits as of January 1, 2007 was $12.9 million.  This entire amount, if recognized, would affect the effective tax rate.

Subsequent to the adoption of FIN 48, the IRS published final regulations on the treatment of consolidated losses.  As a result of these regulations the utilization of certain capital losses is no longer at a level that would require recording an associated liability for an uncertain tax position.  As such, the Company decreased its liability for unrecognized tax benefits and its provision for income taxes $4.1 million during First Quarter 2007.  The total liability for unrecognized tax benefits as of March 31, 2007 is $8.8 million, and is included in other liabilities on the balance sheet.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.  As of the date of adoption, the Company has accrued $2.7 million in interest and penalties.

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

As a result of the election, the Company has adjusted its net deferred tax liability to reflect the new tax basis of the Company’s affected assets. The additional basis is expected to result in increased future income tax deductions and, accordingly, may reduce income taxes otherwise payable by the Company. Any tax benefit realized by the Company will be paid to AFS. Such tax benefits will generally be calculated by comparing the Company’s affected subsidiaries’ actual taxes to the taxes that would have been owed by those subsidiaries had the increase in basis not occurred. After a 15 year period, to the extent there remains an unrealized tax benefit, the Company and AFS will negotiate a settlement of the unrealized benefit based on the expected realization at that time.

The Company initially recorded a $49.0 million reduction of its existing deferred tax liability, based on an estimate of the ultimate resolution of the Section 338(h)(10) election. Under the tax allocation agreement, the Company estimated that, as of the IPO date, it was obligated to pay $20.9 million to AFS and accordingly established this amount as a liability. The initial difference, which is attributable to the change in the tax basis of certain liabilities for which there is no associated step-up in the tax basis of its assets and no amounts due to AFS, resulted in an increase to additional paid-in capital of $28.1 million. The Company has paid ACE and correspondingly reduced its liability, $4.5 million and $0.2 million in First Quarter 2007 and First Quarter 2006, respectively.

Accounting for Share-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of FAS No. 123 (revised), “Share-Based Payment” (“FAS 123R”) using the modified prospective transition method. Share-based compensation expense in First Quarter 2007 and First Quarter 2006 was $5.5 million ($4.6 million after tax) and $3.2 million ($2.7 million after tax), respectively. The effect on basic and diluted earnings per share for First Quarter 2007 and First Quarter 2006 was $0.07 and $0.04, respectively. First Quarter 2007 and First Quarter 2006 expense included $2.6 million and $0.6 million, respectively, for stock award grants to retirement-eligible employees.

Consolidated Results of Operations (1)

The following table presents summary consolidated results of operations data for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007	2006
	($ in millions)

Revenues:
Gross written premiums	$72.5	$55.4
Net written premiums	68.4	50.8
Net earned premiums	53.9	48.1
Net investment income	31.5	26.2
Net realized investment losses	(0.3)	(1.0)
Unrealized loss on derivative financial instruments	(9.7)	—
Total revenues	75.4	73.3
Expenses:
Loss and loss adjustment expenses	(4.7)	(0.4)
Profit commission expense	1.6	1.3
Acquisition costs	10.8	10.8
Operating expenses	20.7	17.2
Interest expense	6.0	3.4
Other expenses	0.6	0.6
Total expenses	35.0	32.9
Income before provision for income taxes	40.3	40.5
Provision for income taxes	1.4	5.6
Net income	$39.0	$34.9

Underwriting gain by segment:
Financial guaranty direct	$8.8	$7.2
Financial guaranty reinsurance	13.6	8.0
Mortgage guaranty	1.8	2.8
Other	1.3	1.2
Total	$25.5	$19.2

(1)   Some amounts may not add due to rounding.

We organize our business around four principal business segments: financial guaranty direct, financial guaranty reinsurance, mortgage guaranty and other. There are a number of lines of business that we have exited as part of our IPO in April 2004, which are included in the other segment. However, the results of these businesses are reflected in the above numbers. These unaudited interim consolidated financial statements cover the three-month period ended March 31, 2007 (“First Quarter 2007”) and the three-month period ended March 31, 2006 (“First Quarter 2006”).

Net Income

Net income was $39.0 million and $34.9 million for First Quarter 2007 and First Quarter 2006, respectively. The increase of $4.1 million in 2007 compared with 2006 is primarily due to the following factors:

•                  an increase of $6.3 million in underwriting gain to $25.5 million in 2007, compared with a $19.2 million underwriting gain in 2006,

•                  an increase of $5.3 million in net investment income to $31.5 million in First Quarter 2007 from $26.2 million in First Quarter 2006 which is attributable to increasing investment yields during the periods, combined with increased invested assets due to operating cash flows,

•                  a $4.2 million reduction in our provision for income tax to $1.4 million in First Quarter 2007, compared with $5.6 million in First Quarter 2006.  This reduction is primarily attributable to a $4.1 million reduction of the Company’s FIN 48 liability, which was reduced subsequent to the adoption of FIN 48, due to final regulations on the treatment of a tax uncertainty regarding the use of consolidated losses.

Offsetting these positive factors is:

•                  a $9.7 million unrealized loss on derivative financial instruments in First Quarter 2007 compared with a $29,000 unrealized gain on derivative financial instruments in First Quarter 2006.

Gross Written Premiums

	Three Months Ended March 31,
Gross Written Premiums	2007	2006
	($ in millions)

Financial guaranty direct	$49.5	$30.2
Financial guaranty reinsurance	18.7	18.8
Mortgage guaranty	1.0	2.6
Total financial guaranty gross written premiums	69.2	51.6
Other	3.3	3.8
Total gross written premiums	$72.5	$55.4

Gross written premiums for First Quarter 2007 were $72.5 million compared with $55.4 million for First Quarter 2006. Gross written premiums from our financial guaranty direct operations increased $19.3 million in 2007 compared with 2006, reflecting growth in our international business.  The First Quarter 2007 financial guaranty direct segment includes upfront gross written premiums of $11.8 million from our international business. First Quarter 2006 did not include any upfront gross written premiums from our international business. Gross written premiums in our remaining segments stayed relatively consistent.

Net Earned Premiums

	Three Months Ended March 31,
Net Earned Premiums	2007	2006
	($ in millions)

Financial guaranty direct	$28.9	$20.7
Financial guaranty reinsurance	21.9	23.3
Mortgage guaranty	3.1	4.2
Total financial guaranty net earned premiums	53.9	48.1
Other	—	—
Total net earned premiums	$53.9	$48.1

Net earned premiums for First Quarter 2007 were $53.9 million compared with $48.1 million for First Quarter 2006. Financial guaranty direct net earned premiums increased $8.2 million in First Quarter 2007, compared with First Quarter 2006.  This increase is attributable to the continued growth of our in-force book of business, resulting in increased net earned premiums, and of public finance refundings, which were $1.7 million for First Quarter 2007.  First Quarter 2006 had no earned premiums from public finance refundings.  Public finance refunding premiums reflect the unscheduled pre-payment or refundings of underlying municipal bonds.  Our financial guaranty reinsurance segment decreased $1.4 million in 2007 compared with 2006 due to the non-renewal of certain treaties in 2006 and prior years and change in mix of business to public finance from structured finance.  Public finance transactions traditionally have a longer weighted average life than structured finance transactions.  The $1.1 million decrease in net earned premiums in our mortgage guaranty segment in 2007 compared with 2006 reflects the run-off of our quota share treaty business as well as commutations executed in the latter part of 2006.

Net Investment Income

Net investment income was $31.5 million for First Quarter 2007, compared with $26.2 million for First Quarter 2006. The $5.3 million increase is attributable to increasing investment yields during the periods, combined with increased invested assets due to operating cash flows.

Net Realized Investment (Losses)

Net realized investment (losses), principally from the sale of fixed maturity securities, were $(0.3) million and $(1.0) million for First Quarter 2007 and First Quarter 2006, respectively. The Company had no write downs of investments for other than temporary impairment losses for both the three months ended March 31, 2007 and 2006. Net realized investment (losses), net of related income taxes, were $(0.2) million and $(0.6) million for First Quarter 2007 and First Quarter 2006, respectively.

Unrealized (Losses) Gains on Derivative Financial Instruments

Derivative financial instruments are recorded at fair value as required by FAS 133 and FAS 149. However, as explained under “—Critical Accounting Estimates,” we record part of the change in fair value in the loss and LAE reserves as well as in unearned premium reserves. The fair value adjustment for First Quarter 2007 and First Quarter 2006 was a $9.7 million loss and a $29,000 gain, respectively.  The change in fair value for First Quarter 2007 is due to credit spreads widening, primarily related to the deterioration of the sub-prime mortgage market.  The change in fair value for First Quarter 2006 is related to many factors but primarily due to run-off of deals and changes in credit spreads.  Unrealized (losses) on derivative financial instruments, net of related income taxes, were $(6.9) million and $(0.1) million for First Quarter 2007 and First Quarter 2006, respectively.

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

Loss and Loss Adjustment Expenses

	Three Months Ended March 31,
Loss and Loss Adjustment Expenses	2007	2006
	($ in millions)

Financial guaranty direct	$1.2	$(1.8)
Financial guaranty reinsurance	(4.8)	2.8
Mortgage guaranty	0.1	(0.2)
Total financial guaranty loss and loss adjustment expenses	(3.5)	0.8
Other	(1.3)	(1.2)
Total loss and loss adjustment expenses	$(4.7)	$(0.4)

Loss and loss adjustment expenses for First Quarter 2007 and First Quarter 2006 were $(4.7) million and $(0.4) million, respectively. Loss and Loss Adjustment Expenses (“LAE”) for the financial guaranty reinsurance segment were $(4.8) million in First Quarter 2007, compared with $2.8 million in First Quarter 2006.  The $(4.8) million in First Quarter 2007 is principally due to aircraft-related transactions in the reinsurance segment.  First Quarter 2006 primarily relates to a $2.5 million case reserve addition due to a U.S. public infrastructure transaction. In addition, the financial guaranty direct segment increased $3.0 million to $1.2 million in First Quarter 2007 from $(1.8) million in First Quarter 2006.  First Quarter 2007 includes a $1.0 million portfolio reserve increase, attributable to our increased gross written premiums discussed above, while First Quarter 2006 results were primarily attributable to a $3.2 million settlement of a sub-prime mortgage transaction, offset by a related $0.7 million subrogation receivable and a $4.5 million release of case reserves.  This was partially offset by a $0.2 million increase in portfolio reserves.  The other segment had loss recoveries of $1.3 million and $1.2 million for First Quarter 2007 and First Quarter 2006, respectively.

Profit Commission Expense

Profit commissions allow the ceding company to share favorable experience on a reinsurance contract due to lower than expected losses. Expected or favorable loss development generates profit commission expense, while the inverse occurs on unfavorable loss development. Portfolio reserves are not a component of these profit commission calculations. Profit commissions for First Quarter 2007 and First Quarter 2006 were $1.6 million and $1.3 million, respectively.  The increase is primarily related to a $0.4 million release of profit commission reserves during First Quarter 2006 based on updated information received from cedants.

Acquisition Costs

Acquisition costs primarily consist of ceding commissions, brokerage fees and operating expenses that are related to the acquisition of new business. Acquisition costs that vary with and are directly related to the acquisition of new business are deferred and amortized in relation to earned premium. For both First Quarter 2007 and First Quarter 2006, acquisition costs incurred were $10.8 million.  Though net earned premium has increased over the periods, acquisition costs have remained flat.  This is due to increased earnings from direct premiums, which do not have a commission component associated with them and decreased earnings from assumed premiums, which typically do have a ceding commission associated with them.

Operating Expenses

For First Quarter 2007 and First Quarter 2006, operating expenses were $20.7 million and $17.2 million, respectively.  The $3.5 million increase in 2007 compared with 2006 is mainly due to the amortization of restricted stock and stock option awards, primarily due to the accelerated vesting of these awards for retirement eligible employees.  Also contributing to the increase are higher salaries and related employee benefits, due to staffing additions and merit increases.

Interest Expense

For First Quarter 2007 and First Quarter 2006, interest expense was $6.0 million and $3.4 million, respectively. The 2007 amount is mainly comprised of $3.4 million interest expense related to the issuance of our 7% Senior Notes (“Senior Notes”) in May 2004 and $2.5 million interest expense related to the issuance of our 6.40% Series A Enhanced Junior Subordinated Debentures in December 2006.  The coupon on the Senior Notes is 7.0%, however, the effective rate is approximately 6.4%, which reflects the effect of a cash flow hedge executed by the Company in March 2004. The $3.4 million interest expense in 2006 is related to the issuance of Senior Notes.

Other Expenses

For both First Quarter 2007 and First Quarter 2006, other expenses were $0.6 million. These amounts reflect the put option premiums associated with Assured Guaranty Corp.’s (“AGC”) $200.0 million committed capital securities.

Income Tax

For First Quarter 2007 and First Quarter 2006, income tax expense was $1.4 million and $5.6 million and our effective tax rate was 3.5 % and 13.8%, respectively. Our effective tax rates reflect the proportion of income recognized by each of our operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 35%, UK subsidiaries taxed at the UK marginal corporate tax rate of 30%, and no taxes for our Bermuda holding company and subsidiaries.  Accordingly, our overall corporate effective tax rate fluctuates based on the distribution of taxable income across these jurisdictions.  First Quarter 2007 included a $4.1 million reduction of the Company’s FIN 48 liability, which was reduced subsequent to adoption of FIN 48, due to final regulations on the treatment of a tax uncertainty regarding the use of consolidated losses.  First Quarter 2007 also included $9.7 million of unrealized losses on derivative financial instruments, the majority of which is associated with subsidiaries taxed in the U.S, compared with an immaterial unrealized gain on derivative financial instruments in First Quarter 2006. These items are the primary reason for the 3.5% effective tax rate.

Segment Results of Operations

Our financial results include four principal business segments: financial guaranty direct, financial guaranty reinsurance, mortgage guaranty and other. Management uses underwriting gains and losses as the primary measure of each segment’s financial performance. Underwriting gain includes net premiums earned, loss and loss adjustment expenses, profit commission expense, acquisition costs and other operating expenses that are directly related to the operations of our insurance businesses. This measure excludes certain revenue and expense items, such as investment income, realized investment gains and losses, unrealized gains and losses on derivative financial instruments, and interest and other expense, that are not directly related to the underwriting performance of our insurance operations, but are included in net income.

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

The table below summarizes the financial results of our financial guaranty direct segment for the periods presented:

	Three Months Ended March 31,
	2007	2006
	($ in millions)
Gross written premiums	$49.5	$30.2
Net written premiums	48.9	29.7
Net earned premiums	28.9	20.7
Loss and loss adjustment expenses	1.2	(1.8)
Profit commission expense	—	—
Acquisition costs	3.0	1.8
Operating expenses	15.9	13.4
Underwriting gain	$8.8	$7.2
Loss and loss adjustment expense ratio	4.2%	(8.7)%
Expense ratio	65.4%	73.8%
Combined ratio	69.6%	65.1%

	Three Months Ended March 31,
Gross Written Premiums	2007	2006
	($ in millions)
Public finance	$21.8	$8.9
Structured finance	27.1	21.3
Total	$49.5	$30.2

For First Quarter 2007 the financial guaranty direct segment contributed $49.5 million to gross written premiums, an increase of $19.3 million, compared with $30.2 million for First Quarter 2006. The increase reflects our continued execution of our direct business strategy resulting in increased market share.  First Quarter 2007  includes upfront gross written premiums of $11.8 million from our international business. First Quarter 2006 did not include any upfront gross written premiums from our international business.

Generally, gross and net written premiums from the public finance market premium are received upfront, while the structured finance and credit derivatives markets have been received on an installment basis. For First Quarter 2007, 42% of gross written premiums in this segment were upfront premiums and 58% were installment premiums. For First Quarter 2006, 28% of gross written premiums in this segment were upfront premiums and 72% were installment premiums.

	Three Months Ended March 31,
Net Written Premiums	2007	2006
	($ in millions)
Public finance	$21.8	$8.9
Structured finance	27.1	20.8
Total	$48.9	$29.7

For First Quarter 2007 and 2006, net written premiums were $48.9 million and $29.7 million, respectively. The increase in net written premiums is primarily due to the increase in gross written premiums as we typically do not cede a significant amount of premium to external reinsurers.

	Three Months Ended March 31,
Net Earned Premiums	2007	2006
	($ in millions)
Public finance	$4.2	$1.3
Structured finance	24.7	19.4
Total	$28.9	$20.7
Included in public finance direct net earned premiums are refundings of:	$1.7	$—

Net earned premiums for First Quarter 2007 were $28.9 million compared with $20.7 million for First Quarter 2006. The increase in net earned premiums reflects our increased market penetration, which has generated additional net written premiums and in-force business.  Also contributing to the increase are public finance refundings, which reflect the unscheduled pre-payment or refundings of underlying municipal bonds. These unscheduled refundings, which were $1.7 million for First Quarter 2007, are sensitive to market interest rates.  There were no unscheduled refundings for First Quarter 2006.  We evaluate our net earned premiums both including and excluding these refundings.

Loss and LAE were $1.2 million and $(1.8) million for First Quarter 2007 and First Quarter 2006, respectively.  First Quarter 2007 includes a $1.0 million portfolio reserve increase, primarily attributable to downgrades of transactions in our CMC list related to the sub-prime mortgage market.  First Quarter 2006 included a $3.2 million settlement of a sub-prime mortgage transaction, offset by a related $0.7 million subrogation receivable and a $4.5 million release of case reserves.  This was partially offset by a $0.2 million increase in portfolio reserves attributable to our increased gross written premiums.

For First Quarter 2007 and First Quarter 2006, acquisition costs incurred were $3.0 million and $1.8 million, respectively.  The changes in acquisition costs incurred over the periods are directly related to changes in net earned premium from non-derivative transactions.

Operating expenses for First Quarter 2007 and First Quarter 2006 were $15.9 million and $13.4 million, respectively. The increase in operating expenses for First Quarter 2007, compared with First Quarter 2006 is mainly due to the amortization of restricted stock and stock option awards, primarily due to the accelerated vesting of these awards for retirement eligible employees.   Also contributing to the increase are higher salaries and related employee benefits, due to staffing additions and merit increases.

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

The table below summarizes the financial results of our financial guaranty reinsurance segment for the periods presented:

	Three Months Ended March 31,
	2007	2006
	($ in millions)
Gross written premiums	$18.7	$18.8
Net written premiums	18.5	18.5
Net earned premiums	21.9	23.3
Loss and loss adjustment expenses	(4.8)	2.8
Profit commission expense	0.9	0.4
Acquisition costs	7.7	8.7
Operating expenses	4.4	3.4
Underwriting gain	$13.6	$8.0
Loss and loss adjustment expense ratio	(21.9)%	12.0%
Expense ratio	59.6%	53.6%
Combined ratio	37.7%	65.6%

	Three Months Ended March 31,
Gross Written Premiums	2007	2006
	($ in millions)
Public finance	$12.6	$11.4
Structured finance	6.1	7.4
Total	$18.7	$18.8

Gross written premiums for our financial guaranty reinsurance segment include upfront premiums on transactions underwritten during the period, plus installment premiums on business primarily underwritten in prior periods. Consequently, this amount is affected by changes in the business mix between public finance and structured finance. For First Quarter 2007, 48% of gross written premiums in this segment were upfront premiums and 52% were installment premiums. For First Quarter 2006, 47% of gross written premiums in this segment were upfront premiums and 53% were installment premiums.

Gross written premiums for First Quarter 2007 were $18.7 million, a slight decrease, compared with $18.8 million for First Quarter 2006.

The following table summarizes the Company’s gross written premiums by type of contract:

	Three Months Ended March 31,
Gross Written Premiums	2007	2006
	($ in millions)
Treaty	$14.2	$12.0
Facultative	4.5	6.8
Total	$18.7	$18.8

The following summarizes the Company’s gross written premiums by significant client:

	Three Months Ended March 31,
Gross Written Premiums by Client	2007	2006
	($ in millions)
Financial Security Assurance Inc.	$10.8	$7.5
Ambac Assurance Corporation(1)	3.4	4.3
MBIA Insurance Corporation	2.3	3.5
Financial Guaranty Insurance Company	1.5	3.4

(1)          Effective July 1, 2006, Ambac Assurance Corporation provided notice of a non-renewal of the quota share treaty on a run-off basis.

	Three Months Ended March 31,
Net Written Premiums	2007	2006
	($ in millions)
Public finance	$12.4	$11.1
Structured finance	6.1	7.4
Total	$18.5	$18.5

For both First Quarter 2007 and First Quarter 2006, net written premiums were $18.5 million, which is consistent with gross written premiums because, to date, we have not ceded a significant amount of premium to external reinsurers.

	Three Months Ended March 31,
Net Earned Premiums	2007	2006
	($ in millions)
Public finance	$16.0	$15.6
Structured finance	5.9	7.7
Total	$21.9	$23.3
Included in public finance reinsurance net earned premiums are refundings of:	$3.2	$3.6

Net earned premiums for First Quarter 2007 were $21.9 million compared with $23.3 million for First Quarter 2006. Net earned premiums decreased $1.4 million, in 2007 compared with 2006, due to the non-renewal of certain treaties in 2006 and prior years and change in mix of business to public finance from structured finance.  Public finance transactions traditionally have a longer weighted average life than structured finance transactions.  Public finance net earned premiums also include refundings, which reflect the unscheduled pre-payment or refundings of underlying municipal bonds. These unscheduled refundings, which were $3.2 million for First Quarter 2007, compared with $3.6 million for First Quarter 2006, are sensitive to market interest rates.  We evaluate our net earned premiums both including and excluding these refundings.

Losses and LAE were $(4.8) million and $2.8 million for First Quarter 2007 and First Quarter 2006, respectively. The results of First Quarter 2007 are principally due to aircraft-related transactions.  First Quarter 2006 includes a $2.5 million case reserve addition due to a U.S. public infrastructure transaction. Also included in the quarter are various additions to case reserves totaling $0.7 million and incurred and paid LAE of $0.6 million related to a European infrastructure transaction.  Offsetting these additions was a $1.0 million release of portfolio reserves.

Profit commission expense was $0.9 million and $0.4 million in First Quarter 2007 and First Quarter 2006, respectively.  The increase is primarily related to a $0.4 million release of profit commission reserves during First Quarter 2006 based on updated information received from cedants.

For First Quarter 2007 and First Quarter 2006, acquisition costs incurred were $7.7 million and $8.7 million, respectively. The changes in acquisition costs incurred over the periods are directly related to changes in net earned premium from non-derivative transactions.

Operating expenses for First Quarter 2007 and First Quarter 2006, were $4.4 million and $3.4 million, respectively. The increase in operating expenses for First Quarter 2007, compared with First Quarter 2006 is mainly due to the amortization of restricted stock and stock option awards, primarily due to the accelerated vesting of these awards for retirement eligible employees.  Also contributing to the increase are higher salaries and related employee benefits, due to staffing additions and merit increases.

Mortgage Guaranty Segment

Mortgage guaranty insurance provides protection to mortgage lending institutions against the default of borrowers on mortgage loans that, at the time of the advance, had a loan-to-value ratio in excess of a specified ratio. We primarily function as a reinsurer in this industry and assume all or a portion of the risks undertaken by primary mortgage insurers.

The table below summarizes the financial results of our mortgage guaranty segment for the periods presented:

	Three Months Ended March 31,
	2007	2006
	($ in millions)
Gross written premiums	$1.0	$2.6
Net written premiums	1.0	2.6
Net earned premiums	3.1	4.2
Loss and loss adjustment expenses	0.1	(0.2)
Profit commission expense	0.7	0.9
Acquisition costs	0.2	0.3
Operating expenses	0.3	0.3
Underwriting gain	$1.8	$2.8
Loss and loss adjustment expense ratio	3.3%	(3.7)%
Expense ratio	37.8%	36.1%
Combined ratio	41.1%	32.4%

Gross written premiums for First Quarter 2007 and First Quarter 2006 were $1.0 million and $2.6 million, respectively. The decrease in gross written premiums is primarily related to the run-off of our quota share treaty business as well as commutations executed in the latter part of 2006.

Net written premiums for First Quarter 2007 and First Quarter 2006 were $1.0 million and $2.6 million, respectively. This is consistent with gross written premiums, as we do not cede a significant amount of our mortgage guaranty business.

For First Quarter 2007 and First Quarter 2006, net earned premiums were $3.1 million and $4.2 million, respectively. The decrease in net earned premiums reflects the run-off of our quota share treaty business as well as commutations executed in the latter part of 2006.

Loss and LAE were $0.1 million and $(0.2) million for First Quarter 2007 and First Quarter 2006, respectively. During First Quarter 2007, the Company added $0.1 million to portfolio reserves reflecting continued earnings from the remaining in-force exposure on our excess of loss mortgage insurance contracts.  During First Quarter 2006, the Company reduced portfolio reserves by $0.2 million reflecting the run-off of our excess of loss business.

Profit commission expense for First Quarter 2007 and First Quarter 2006 was $0.7 million and $0.9 million, respectively.  The decrease in profit commission expense for 2007 compared with 2006 is primarily due to the run-off of mortgage guaranty experience rated quota share treaties, which have a large profit commission component.

Acquisition costs incurred for First Quarter 2007 and First Quarter 2006 were $0.2 million and $0.3 million, respectively. The decline in acquisition costs incurred in 2007 compared with 2006 is directly related to the decline in net earned premiums.

Operating expenses for both First Quarter 2007 and First Quarter 2006, were $0.3 million. Though overall operating expenses increased, mortgage guaranty operating expenses remained flat in First Quarter 2007, compared with First Quarter 2006 as more time and resources are being focused on our financial guaranty direct segment and thus a greater share of the expenses have been allocated to that segment.

Other Segment

The other segment represents lines of business that we exited or sold as part of our 2004 IPO.

The other segment had no earned premiums during First Quarter 2007 or First Quarter 2006.  However, due to loss recoveries, the other segment had $1.3 million and $1.2 million of underwriting gains for First Quarter 2007 and First Quarter 2006, respectively.

Liquidity and Capital Resources

Our liquidity, both on a short-term basis (for the next twelve months) and a long-term basis (beyond the next twelve months), is largely dependent upon: (1) the ability of our operating subsidiaries to pay dividends or make other payments to us, (2) external financings and (3) net investment income from our invested assets. Our liquidity requirements include the payment of our operating expenses, interest on our debt, and dividends on our common shares. We may also require liquidity to make periodic capital investments in our operating subsidiaries. In the ordinary course of our business, we evaluate our liquidity needs and capital resources in light of holding company expenses, debt-related expenses and our dividend policy, as well as rating agency considerations. Based on the amount of dividends we expect to receive from our subsidiaries and the income we expect to receive from our invested assets, management believes that we will have sufficient liquidity to satisfy our needs over the next twelve months, including the ability to pay dividends on our common shares. Total cash paid in First Quarter 2007 and First Quarter 2006 for dividends to shareholders was $2.8 million, or $0.04 per common share, and $2.6 million, or $0.035 per common share, respectively. Beyond the next twelve months, the ability of our operating subsidiaries to declare and pay dividends may be influenced by a variety of factors including market conditions, insurance and rating agencies regulations and general economic conditions. Consequently, although management believes that we will continue to have sufficient liquidity to meet our debt service and other obligations over the long term, it remains possible that we may be required to seek external debt or equity financing in order to meet our operating expenses, debt service obligations or pay dividends on our common shares.

We anticipate that a major source of our liquidity, for the next twelve months and for the longer term, will be amounts paid by our operating subsidiaries as dividends. Certain of our operating subsidiaries are subject to restrictions on their ability to pay dividends. See “Business—Regulation.” The amount available at AGC to pay dividends in 2007 with notice to, but without the prior approval of, the Maryland Insurance Commissioner is approximately $28.6 million. Dividends paid by a U.S. company to a Bermuda holding company presently are subject to a 30% withholding tax. The amount available at AG Re to pay dividends or make a distribution of contributed surplus in 2007 in compliance with Bermuda law is $599.6 million. However, any distribution which results in a reduction of 15% or more of AG Re’s total statutory capital, as set out in its previous years financial statements, would require the prior approval of the Bermuda Monetary Authority.

Liquidity at our operating subsidiaries is used to pay operating expenses, claims, payment obligations with respect to credit derivatives, reinsurance premiums and dividends to Assured Guaranty US Holdings Inc. (“AGUS”) for debt service and dividends to us, as well as, where appropriate, to make capital investments in their own subsidiaries. In addition, certain of our operating companies may be required to post collateral in connection with credit derivatives and reinsurance transactions. Management believes that these subsidiaries’ operating needs generally can be met from operating cash flow, including gross written premium and investment income from their respective investment portfolios.

Net cash flows provided by operating activities were $30.0 million and $20.3 million during First Quarter 2007 and First Quarter 2006, respectively. The increase in First Quarter 2007 cash flows provided by operating activities compared with First Quarter 2006 was due to upfront direct written premiums of $11.8 million from our international business. First Quarter 2006 did not include any upfront gross written premiums from our international business.

Net cash flows used in investing activities were $24.7 million and $19.7 million during First Quarter 2007 and First Quarter 2006, respectively. These investing activities consist of net purchases and sales of fixed maturity securities and short-term investments.

Net cash flows used in financing activities were $4.5 million and $3.1 million during First Quarter 2007 and First Quarter 2006.  During First Quarter 2007 we paid $2.8 million in dividends, $1.4 million, net, under our option and incentive plans and $0.4 million in debt issue costs related to $150.0 million of Series A Enhanced Junior Subordinated Debentures issued in December 2006. During First Quarter 2006 we paid $2.6 million in dividends and $0.4 million, net, under our option and incentive plans.

As of March 31, 2007 our future cash payments associated with contractual obligations pursuant to our operating leases for office space and have not materially changed since December 31, 2006.

Credit Facilities

$300.0 million Credit Facility

On November 6, 2006, Assured Guaranty Ltd. and certain of its subsidiaries entered into a $300.0 million five-year unsecured revolving credit facility (the “$300.0 million credit facility”) with a syndicate of banks. Under the $300.0 million credit facility, each of AGC, Assured Guaranty (UK) Ltd. (“AG (UK)”), AG Re, AGRO and Assured Guaranty Ltd. are entitled to request the banks to make loans to such borrower or to request that letters of credit be issued for the account of such borrower.

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

The $300.0 million credit facility also provides that Assured Guaranty Ltd. may request that the commitment of the banks be increased an additional $100.0 million up to a maximum aggregate amount of $400.0 million. Any such incremental commitment increase is subject to certain conditions provided in the agreement and must be for at least $25.0 million.

The proceeds of the loans and letters of credit are to be used for the working capital and other general corporate purposes of the borrowers and to support reinsurance transactions.

At the closing of the $300.0 million credit facility, (i) AGC guaranteed the obligations of AG (UK) under such facility, (ii) Assured Guaranty Ltd. guaranteed the obligations of AG Re and AGRO under such facility and agreed that, if the Company Consolidated Assets (as defined in the related credit agreement) of AGC and its subsidiaries were to fall below $1.2 billion, it would, within 15 days, guarantee the obligations of AGC and AG (UK) under such facility, (iii) Assured Guaranty Overseas US Holdings Inc., guaranteed the obligations of Assured Guaranty Ltd., AG Re and AGRO under such facility and (iv) Each of AG Re and AGRO guarantees the other as well as Assured Guaranty Ltd.

The $300.0 million credit facility’s financial covenants require that Assured Guaranty Ltd. (a) maintain a minimum net worth of seventy-five percent (75%) of the Consolidated Net Worth of Assured Guaranty Ltd. as of the most recent fiscal quarter of Assured Guaranty Ltd. prior to November 6, 2006 and (b) maintain a maximum debt-to-capital ratio of 30%. In addition, the $300.0 million credit facility requires that AGC maintain qualified statutory capital of at least 75% of its statutory capital as of the fiscal quarter prior to November 6, 2006. Furthermore, the $300.0 million credit facility contains restrictions on Assured Guaranty Ltd. and its subsidiaries, including, among other things, in respect of their ability to incur debt, permit liens, become liable in respect of guaranties, make loans or investments, pay dividends or make distributions, dissolve or become party to a merger, consolidation or acquisition, dispose of assets or enter into affiliate transactions. Most of these restrictions are subject to certain minimum thresholds and exceptions. The $300.0 million credit facility has customary events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, bankruptcy or insolvency proceedings, change of control and cross-default to other debt agreements. A default by one borrower will give rise to a right of the lenders to terminate the facility and accelerate all amounts then outstanding. As of March 31, 2007 and December 31, 2006, Assured Guaranty was in compliance with all of those financial covenants.

As of March 31, 2007 and December 31, 2006, no amounts were outstanding under this facility nor have there been any borrowings under this facility.

Letters of Credit for a total aggregate stated amount of approximately $64.2 million and $19.6 million, remain outstanding as of March 31, 2007 and December 31, 2006.

Non-Recourse Credit Facility

AGC is also party to a non-recourse credit facility with a syndicate of banks which provides up to $175.0 million specifically designed to provide rating agency qualified capital to further support AGC’s claims paying resources. The facility expires in December 2010. As of March 31, 2007 and December 31, 2006, no amounts were outstanding under this facility nor have there been any borrowings under the life of this facility.

The Company’s failure to comply with certain covenants under our credit facilities could, subject to grace periods in the case of certain covenants, result in an event of default. This could require the Company to repay any outstanding borrowings in an accelerated manner.

Series A Enhanced Junior Subordinated Debentures

On December 20, 2006, AGUS issued $150.0 million of Series A Enhanced Junior Subordinated Debentures (the “Debentures”) due 2066 for net proceeds of $149.7 million. The Debentures are guaranteed on a junior subordinated basis by Assured Guaranty Ltd. The proceeds of the offering were used to repurchase 5,692,599 of Assured Guaranty Ltd.’s common shares from ACE Bermuda Insurance Ltd., a subsidiary of ACE. The Debentures pay a fixed 6.40% rate of interest until December 15, 2016, and thereafter pay a floating rate of interest, reset quarterly, at a rate equal to 3-month LIBOR plus a margin equal to 2.38%. AGUS may elect at one or more times to defer payment of interest for one or more consecutive periods for up to ten years. Any unpaid interest bears interest at the then applicable rate. AGUS may not defer interest past the maturity date.

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

If AGUS has optionally deferred interest payments otherwise due on the Debentures, then following the earlier of (i) the fifth anniversary of the commencement of a deferral period or (ii) a payment, during a deferral period, of current interest on the Debentures, AGUS and Assured Guaranty Ltd. must make commercially reasonable efforts to sell qualifying warrants and non-cumulative perpetual preferred stock.  If such efforts are successful, AGUS must pay optionally deferred interest out of the net proceeds from the sale of such securities. AGUS cannot pay optionally deferred interest from sources other than the net proceeds from the sale of such securities. AGUS’s and Assured Guaranty Ltd.’s obligation to make commercially reasonable efforts to sell qualifying warrants and non-cumulative perpetual preferred stock to satisfy AGUS’s obligation to pay interest is subject to market disruption events and subject to certain caps, and does not apply if an event of default with respect to the Debentures has occurred and is continuing.

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

Structure

Each of the Custodial Trusts is a organized Delaware statutory trust formed for the purpose of (i) issuing a series of flex CCS Securities representing undivided beneficial interests in the assets of such Custodial Trust; (ii) investing the proceeds from the issuance of the CCS Securities or any redemption in full of AGC Preferred Stock in a portfolio of high-grade commercial paper and (in limited cases) U.S. Treasury Securities (the “Eligible Assets”), (iii) entering into the Put Agreement with AGC; and (iv) entering into related agreements.

Initially, all of the CCS Securities were issued to a special purpose pass-through trust (the “Pass-Through Trust”). The Pass-Through Trust is a statutory trust organized under the Delaware Statutory Trust Act formed for the purposes of (i) issuing $200,000,000 of Pass-Through Trust Securities to qualified institutional buyers within the meaning of Rule 144A under the Securities Act of 1933, as amended, (ii) investing the proceeds from the sale of the Pass-Through Trust Securities in, and holding, the CCS Securities issued by the Custodial Trusts and (iii) entering into related agreements. Neither the Pass-Through Trust nor the Custodial Trusts are consolidated in Assured Guaranty’s financial statements.

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

As of March 31, 2007 and December 31, 2006, the put option had not been exercised.

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

Investment Portfolio

Our investment portfolio consisted of $2,391.7 million of fixed maturity securities, $96.7 million of short-term investments and had a duration of 4.1 years as of March 31, 2007, compared with $2,331.1 million of fixed maturity securities, $134.1 million of short-term investments and had a duration of 3.9 years as of December 31,

2006. Our fixed maturity securities are designated as available-for-sale in accordance with FAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”). Fixed maturity securities are reported at their fair value in accordance with FAS 115, and the change in fair value is reported as part of accumulated other comprehensive income. If we believe the decline in fair value is “other than temporary,” we write down the carrying value of the investment and record a realized loss in our statement of operations.

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

The following table summarizes the ratings distributions of our investment portfolio as of March 31, 2007 and December 31, 2006. Ratings are represented by the lower of the Moody’s Investors Service and Standard & Poor’s Inc., a Division of The McGraw-Hill Companies, Inc., classifications.

	As of March 31, 2007	As of December 31, 2006
AAA or equivalent	82.7%	81.8%
AA	12.6%	13.5%
A	4.7%	4.7%
Total	100.0%	100.0%

As of March 31, 2007 and December 31, 2006, our investment portfolio did not contain any securities that were not rated or rated below investment grade.

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

Under agreements with our cedants and in accordance with statutory requirements, we maintain fixed maturity securities in trust accounts for the benefit of reinsured companies and for the protection of policyholders, generally in states where we or our subsidiaries, as applicable, are not licensed or accredited. The carrying value of such restricted balances as of March 31, 2007 and December 31, 2006 was $603.6 million and $610.5 million, respectively.

Under certain derivative contracts, we are required to post eligible securities as collateral, generally cash or U.S. government or agency securities. The need to post collateral under these transactions is generally based on marked to market valuations in excess of contractual thresholds. The fair market values of our pledged securities totaled $0.9 million as of March 31, 2007 and December 31, 2006.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“FAS 155”), which amends FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”), and addresses issues raised in FAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” The primary objectives of FAS 155 are: (i) with respect to FAS 133, to address the accounting for beneficial interests in securitized financial assets and (ii) with respect to FAS 140, to eliminate a restriction on the passive derivative instruments that a qualifying special purpose entity may hold. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after

September 15, 2006, which for the Company is January 1, 2007. In particular, FAS 155 affects the Company’s determination of which transactions are derivative or non-derivative in nature.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 applies to other accounting pronouncements that require or permit fair value measurements, since the FASB had previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, FAS 157 does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company plans to adopt FAS 157 at the beginning of 2008. The Company is currently evaluating the impact, if any, that FAS 157 will have on its results of operations or financial position.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“FAS 159”). FAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, FAS 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. FAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Earlier adoption of FAS 159 is permitted, but we do not intend to early adopt. The Company is currently evaluating the impact, if any, that FAS 159 will have on its results of operations or financial position.

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

There has been no change in the Company’s internal controls over financial reporting during the Company’s quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 1A – Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer’s Purchases of Equity Securities

The following table reflects purchases made by the Company during the three months ended March 31, 2007. All shares repurchased were for the payment of employee withholding taxes due in connection with the vesting of restricted stock awards:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Number of Shares that May Yet Be Purchased Under the Program

January 1 – January 31	—	—	—	150,460
February 1 – February 28	67,350	$26.65	—	150,460
March 1 – March 31	—	—	—	150,460
Total	67,350	$26.65	—

Item 4 - Submission of Matters to a Vote of Security Holders

At the Annual General Meeting held on May 3, 2007, the following matters were submitted to, and approved by, shareholders of the Company:

1.01                           Election of Neil Baron as a Class III Director for a term expiring in 2010:

For:	61,462,283

Withheld:	1,797,828

1.02                           Election of G. Lawrence Buhl as a Class III Director for a term expiring in 2010:

For:	61,821,795

Withheld:	1,438,316

1.03                           Election of Dominic J. Frederico as a Class III Director for a term expiring in 2010:

For:	61,817,928

Withheld:	1,442,183

2.             Ratification of PricewaterhouseCoopers LLP as the Company’s independent auditors for the year ending December 31, 2007:

For:	62,986,832

Against:	272,779

Abstain:	500

3.                                       Subsidiary Matters

3.1                                 Authorizing the Company to vote for the directors of AG Re for the term expiring in 2008:

(1)           Howard Albert

For:	62,088,462

Withheld:	1,171,649

(2)           Robert A. Bailenson

For:	62,095,328

Withheld:	1,164,783

(3)           Gary Burnet

For:	62,088,462

Withheld:	1,171,649

(4)           Dominic J. Frederico

For:	61,817,928

Withheld:	1,442,183

(5)           James M. Michener

For:	62,095,325

Withheld:	1,164,786

(6)           Robert B. Mills

For:	62,095,328

Withheld:	1,164,783

(7)           David Penchoff

For:	62,088,763

Withheld:	1,171,348

(8)           Andrew Pickering

For:	62,088,763

Withheld:	1,171,348

3.2           Authorizing the Company to vote for the appointment of PricewaterhouseCoopers LLP as AG Re’s independent auditors for the year ending December 31, 2007:

For:	61,240,645

Against::	1,100,531

Abstain:	918,935

Item 6 - Exhibits

See Exhibit Index for a list of exhibits filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Assured Guaranty Ltd. (Registrant)

Dated: May 7, 2007	By:	/S/ Robert B. Mills

Robert B. Mills Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1

$300.0 million five-year unsecured revolving credit facility, dated November 6, 2006, for which ABN AMRO Incorporated and Bank of America Securities LLC acted as lead arrangers,  between Assured Guaranty Ltd. Assured Guaranty Corp., Assured Guaranty (UK) Ltd., Assured Guaranty Re Ltd, and Assured Guaranty Re Overseas

10.2	Assured Guaranty Corp. Supplemental Executive Retirement Plan - Amendment No. 1*

10.3	Directors Compensation Summary*

31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Assured Guaranty Corp.’s Consolidated Unaudited Financial Statements as of March 31, 2007 and December 31, 2006 and for the Three Months Ended March 31, 2007 and 2006

* Management contract or compensatory plan