Form 10-Q
period 2007-06-30
ASSURED GUARANTY LTD
filed 2007-08-09
CIK 1273813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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
Yes ☐ No ☒

The number of registrant’s Common Shares ($0.01 par value) outstanding as of August 1, 2007 was 67,836,354.

ASSURED GUARANTY LTD.
INDEX TO FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Assured Guaranty Ltd.
Consolidated Balance Sheets
(in thousands of U.S. dollars except per share and share amounts)
(Unaudited)

	June 30, 2007	December 31, 2006

Assets
Fixed maturity securities, at fair value (amortized cost: $2,419,652 in 2007 and $2,286,373 in 2006)	$2,422,614	$2,331,071
Short-term investments, at cost which approximates fair value	63,151	134,064
Total investments	2,485,765	2,465,135
Cash and cash equivalents	23,743	4,785
Accrued investment income	25,771	24,195
Deferred acquisition costs	224,813	217,029
Prepaid reinsurance premiums	11,010	7,500
Reinsurance recoverable on ceded losses	10,444	10,889
Premiums receivable	38,708	41,565
Goodwill	85,417	85,417
Unrealized gains on derivative financial instruments	37,168	52,596
Other assets	29,652	26,229
Total assets	$2,972,491	$2,935,340

Liabilities and shareholders’ equity
Liabilities
Unearned premium reserves	$693,385	$644,496
Reserves for losses and loss adjustment expenses	108,813	120,600
Profit commissions payable	17,886	35,994
Reinsurance balances payable	2,846	7,199
Current income taxes payable	—	7,196
Deferred income taxes	17,479	39,906
Funds held by Company under reinsurance contracts	25,029	21,412
Unrealized losses on derivative financial instruments	18,196	6,687
Senior Notes	197,391	197,375
Series A Enhanced Junior Subordinated Debentures	149,723	149,708
Liability for tax basis step-up adjustment	10,453	14,990
Other liabilities	36,507	39,016
Total liabilities	1,277,708	1,284,579
Commitments and contingencies
Shareholders’ equity
Common stock ($0.01 par value, 500,000,000 shares authorized; 67,836,065 and 67,534,024 shares issued and outstanding in 2007 and 2006)	678	675
Additional paid-in capital	719,297	711,256
Retained earnings	965,803	896,947
Accumulated other comprehensive income	9,005	41,883
Total shareholders’ equity	1,694,783	1,650,761
Total liabilities and shareholders’ equity	$2,972,491	$2,935,340

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Consolidated Statements of Operations and Comprehensive Income
(in thousands of U.S. dollars except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenues
Gross written premiums	$88,830	$111,484	$161,370	$166,868
Ceded premiums	(3,901)	(1,139)	(8,059)	(5,739)
Net written premiums	84,929	110,345	153,311	161,129
Increase in net unearned premium reserves	(30,688)	(62,161)	(45,200)	(64,890)
Net earned premiums	54,241	48,184	108,111	96,239
Net investment income	30,860	27,255	62,342	53,493
Net realized investment losses	(1,540)	(1,005)	(1,819)	(2,011)
Unrealized (losses) gains on derivative financial instruments	(17,223)	5,713	(26,937)	5,742
Other income	—	23	—	23
Total revenues	66,338	80,170	141,697	153,486

Expenses
Loss and loss adjustment expenses	(9,101)	(6,513)	(13,830)	(6,895)
Profit commission expense	869	1,697	2,482	3,005
Acquisition costs	10,930	11,308	21,741	22,093
Other operating expenses	18,831	15,615	39,534	32,765
Interest expense	5,820	3,367	11,853	6,742
Other expense	651	692	1,252	1,306
Total expenses	28,000	26,166	63,032	59,016

Income before provision for income taxes	38,338	54,004	78,665	94,470
Provision for income taxes
Current	1,452	6,165	5,123	8,808
Deferred	4,081	3,325	1,786	6,266
Total provision for income taxes	5,533	9,490	6,909	15,074
Net income	32,805	44,514	71,756	79,396
Other comprehensive loss, net of taxes
Unrealized holding losses on fixed maturity securities arising during the year	(33,858)	(18,852)	(34,543)	(43,079)
Reclassification adjustment for realized losses included in net income	1,268	779	1,489	1,437
Change in net unrealized gains on fixed maturity securities	(32,590)	(18,073)	(33,054)	(41,642)
Change in cumulative translation adjustment	356	814	385	981
Cash flow hedge	(104)	(104)	(209)	(209)
Other comprehensive loss, net of taxes	(32,338)	(17,363)	(32,878)	(40,870)
Comprehensive income	$467	$27,151	$38,878	$38,526

Earnings per share:
Basic	$0.48	$0.60	$1.06	$1.08
Diluted	$0.47	$0.60	$1.04	$1.06
Dividends per share	$0.04	$0.035	$0.08	$0.07

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Consolidated Statements of Shareholders’ Equity
For Six Months Ended June 30, 2007
(in thousands of U.S. dollars except per share amounts)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, December 31, 2006	$675	$711,256	$896,947	$41,883	$1,650,761
Cumulative effect of FIN 48 adoption	—	—	2,629	—	2,629
Net income	—	—	71,756	—	71,756
Dividends ($0.08 per share)	—	—	(5,529)	—	(5,529)
Common stock repurchases	—	(523)	—	—	(523)
Shares cancelled to pay withholding taxes	(1)	(3,923)	—	—	(3,924)
Stock options exercised	1	1,142	—	—	1,143
Tax benefit for stock options exercised	—	137	—	—	137
Shares issued under ESPP	—	322	—	—	322
Share-based compensation and other	3	10,886	—	—	10,889
Change in cash flow hedge, net of tax of $(113)	—	—	—	(209)	(209)
Change in cumulative translation adjustment	—	—	—	385	385
Unrealized loss on fixed maturity securities, net of tax of $(8,682)	—	—	—	(33,054)	(33,054)
Balance, June 30, 2007	$678	$719,297	$965,803	$9,005	$1,694,783

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Consolidated Statements of Cash Flows
(in thousands of U.S. dollars)
(Unaudited)

	Six Months Ended June 30,
	2007	2006

Operating activities
Net income	$71,756	$79,396
Adjustments to reconcile net income to net cash flows provided by operating activities:
Non-cash interest and operating expenses	11,562	7,825
Net amortization of premium on fixed maturity securities	1,426	2,916
Provision for deferred income taxes	1,786	6,266
Net realized investment losses	1,819	2,011
Change in unrealized losses (gains) on derivative financial instruments	26,937	(5,742)
Change in deferred acquisition costs	(7,784)	(11,865)
Change in accrued investment income	(1,576)	23
Change in premiums receivable	2,857	(9,171)
Change in prepaid reinsurance premiums	(3,510)	36
Change in unearned premium reserves	48,889	64,781
Change in reserves for losses and loss adjustment expenses, net	(14,734)	(7,841)
Change in profit commissions payable	(18,108)	(23,377)
Change in funds held by Company under reinsurance contracts	3,617	1,153
Change in current income taxes	(7,327)	(4,639)
Change in liability for tax basis step-up adjustment	(4,537)	(373)
Other	(21,531)	(10,783)
Net cash flows provided by operating activities	91,542	90,616

Investing activities
Fixed maturity securities:
Purchases	(591,468)	(434,471)
Sales	443,976	433,607
Maturities	11,999	14,295
Sales (purchases) of short-term investments, net	71,399	(55,019)
Net cash flows used in investing activities	(64,094)	(41,588)

Financing activities
Dividends paid	(5,523)	(5,253)
Share activity under option and incentive plans	(2,664)	(2,310)
Tax benefit from employee stock options	137	—
Debt issue costs	(425)	—
Repurchases of common stock	(523)	(17,190)
Repayment of notes assumed during formation transactions	—	(2,000)
Net cash flows used in financing activities	(8,998)	(26,753)
Effect of exchange rate changes	508	732
Increase in cash and cash equivalents	18,958	23,007
Cash and cash equivalents at beginning of period	4,785	6,190
Cash and cash equivalents at end of period	$23,743	$29,197
Supplementary cash flow information
Cash paid during the period for:
Income taxes	$16,451	$13,440
Interest	$11,877	$7,081

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements
June 30, 2007
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

2.  Basis of Presentation

The unaudited interim consolidated financial statements, which include the accounts of the Company, have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and, in the opinion of management, reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the Company’s financial condition, results of operations and cash flows for the periods presented.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. These unaudited interim consolidated financial statements cover the three-month period ended June 30, 2007 (“Second Quarter 2007”), the three-month period ended June 30, 2006 (“Second Quarter 2006”), the six-month period ended June 30, 2007 (“Six Months 2007”) and the six-month period ended June 30, 2006 (“Six Months 2006”). Operating results for the three- and six-

month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for a full year.  Certain items in the prior year unaudited interim consolidated financial statements have been reclassified to conform with the current period presentation. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission.

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

3.  Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 applies to other accounting pronouncements that require or permit fair value measurements, since the FASB had previously concluded in those accounting pronouncements that fair value is the relevant measure. Accordingly, FAS 157 does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company plans to adopt FAS 157 at the beginning of 2008. The Company is currently evaluating the impact, if any, that FAS 157 will have on its results of operations or financial position.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“FAS 159”). FAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, FAS 159 specifies that all subsequent changes in fair value for that instrument shall be reported in unrealized (losses) gains on derivative financial instruments in the Statement of Operations and Comprehensive Income. FAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Earlier adoption of FAS 159 is permitted, but we do not intend to early adopt.  The Company is currently evaluating the impact, if any, that  FAS 159 will have on its results of operations or financial position.

In April 2007, the FASB Staff issued FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FSP FIN 39-1”), which permits companies to offset cash collateral receivables or payables with net derivative positions under certain circumstances. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. FSP FIN 39-1 will not affect our results of operations or financial position, though it may affect the balance sheet classification of certain assets and liabilities.

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

In the event that any or all of the reinsurers are unable to meet their obligations, the Company would be liable for such defaulted amounts. Direct, assumed, and ceded amounts were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands of U.S. dollars)
Premiums Written
Direct	$62,729	$68,418	$112,249	$98,666
Assumed	26,101	43,066	49,121	68,202
Ceded	(3,901)	(1,139)	(8,059)	(5,739)
Net	$84,929	$110,345	$153,311	$161,129

Premiums Earned
Direct	$29,321	$21,887	$58,811	$43,115
Assumed	27,269	28,475	53,802	59,003
Ceded	(2,349)	(2,178)	(4,502)	(5,879)
Net	$54,241	$48,184	$108,111	$96,239

Loss and Loss Adjustment Expenses
Direct	$1,729	$(12,644)	$1,815	$(15,675)
Assumed	(10,989)	7,250	(15,962)	10,542
Ceded	159	(1,119)	317	(1,762)
Net	$(9,101)	$(6,513)	$(13,830)	$(6,895)

Total net written premiums for Second Quarter 2007 and Six Months 2007 were $84.9 million and $153.3 million, respectively, compared with $110.3 million and $161.1 million for Second Quarter 2006 and Six Months 2006, respectively.

Direct written premiums decreased  $5.7 million in  Second Quarter 2007 compared with Second Quarter 2006  primarily attributable to  our international business,  which generated $19.9 million of direct written premium in Second Quarter 2007 compared with $41.0 million during Second Quarter 2006.   Partially offsetting this reduced international business premium was a $13.4 million increase in U.S. premium, primarily from our upfront public finance and installment structured finance business, as we continue to  execute our direct business strategy.  Direct written premiums  increased $13.6 million in Six Months 2007 compared with Six Months 2006 primarily due to a $18.3 million increase in U.S. generated business, mainly from our upfront public finance and installment structured finance business, as we continue to  execute our direct business strategy.  Partially offsetting this increase was a reduction of our international business to $31.7 million in Six Months 2007, compared with $41.0 million for Six Months 2006.

Assumed written premiums decreased to $26.1 million in Second Quarter 2007 compared with  $43.1 million in Second Quarter 2006 due primarily to a $14.7 million reduction in upfront treaty and facultative cessions from our cedants due to the non-renewal of certain treaties in 2006 and 2004.

Total net premiums earned for Second Quarter 2007 were $54.2 million compared with $48.2 million for Second Quarter 2006, while net premiums earned for Six Months 2007 were $108.1 million compared with $96.2 million for Six Months 2006.

Direct earned premiums increased $7.4 million,  to $29.3 million for Second Quarter 2007 compared with $21.9 million for Second Quarter 2006, reflecting the continued execution of our direct business strategy. Direct earned premiums increased $15.7 million,  to $58.8 million for Six Months 2007 compared with $43.1 million for Second Quarter 2006 for the same reason as above, but also our direct earned premiums for Six Months 2007 included $1.7 million of public finance refundings.   Six Months 2006 did not have any direct earned premiums from public finance refundings.  Public finance refundings reflect the unscheduled pre-payment or refundings of underlying municipal bonds.

Assumed premiums earned decreased  $5.2 million in  Six Months 2007 compared with Six Months 2006  due to the non-renewal of certain treaties in 2006 and 2004.

Total loss and loss adjustment expenses (“LAE”) were $(9.1) million and $(6.5) million for Second Quarter 2007 and Second Quarter 2006 , respectively. Direct loss and LAE  for Second Quarter 2007 included $1.7 million of case reserve additions for two transactions written prior to our IPO, while Second Quarter 2006 included  a $10.1 million loss recovery from business which was exited in connection with the IPO.

Second Quarter 2007 assumed loss and LAE was $(11.0) million principally due to a  portfolio reserve release associated with the restructuring of a European infrastructure transaction. Second Quarter 2006 assumed loss and LAE was $7.3 million principally due to increased loss reserves of $3.8 million related to a ratings downgrade of a European infrastructure  transaction and $1.6 million related to the ratings downgrade of various credits.

Total loss and LAE were $(13.8) million and $(6.9) million for Six Months 2007 and Six Months 2006, respectively.

In addition to Second Quarter 2007 activity, assumed loss and LAE for Six Months 2007 includes reserve releases  related to aircraft-related transactions.  In addition to Second Quarter 2006 activity, assumed loss and LAE for Six Months 2006 also contained a $2.5 million case reserve addition due to a U.S. public infrastructure transaction.

Reinsurance recoverable on ceded losses and LAE as of June 30, 2007 and December 31, 2006 were $10.4 million and $10.9 million, respectively and are all related to our other segment. Of these amounts, $10.4 million and $10.8 million, respectively, relate to reinsurance agreements with ACE.

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

Senior Notes

Assured Guaranty US Holdings Inc. (“AGUS”), a subsidiary of the Company, issued $200.0 million of 7.0% Senior Notes due 2034 for net proceeds of $197.3 million. The proceeds of the offering were used to repay substantially all of a $200.0 million promissory note issued to a subsidiary of ACE in April 2004 as part of the IPO related formation transactions. The coupon on the Senior Notes is 7.0%, however, the effective rate is approximately 6.4%, taking into account the effect of a cash flow hedge executed by the Company in March 2004. The Company recorded interest expense of $3.3 million, including $0.2 million of amortized gain on the cash flow hedge, for both Second Quarter 2007 and Second Quarter 2006. The Company recorded interest expense of $6.7 million, including $0.3 million of amortized gain on the cash flow hedge, for both Six Months 2007 and Six Months 2006. These Senior Notes are fully and unconditionally guaranteed by Assured Guaranty Ltd.

Series A Enhanced Junior Subordinated Debentures

On December 20, 2006, AGUS issued $150.0 million of Series A Enhanced Junior Subordinated Debentures (the “Debentures”) due 2066 for net proceeds of $149.7 million. The proceeds of the offering were used to repurchase 5,692,599 of Assured Guaranty Ltd.’s common shares from ACE Bermuda Insurance Ltd., a subsidiary of ACE. The Debentures pay a fixed 6.40% rate of interest until December 15, 2016, and thereafter pay a floating rate of interest, reset quarterly, at a rate equal to 3 month LIBOR plus a margin equal to 2.38%. AGUS may elect at one or more times to defer payment of interest for one or more consecutive periods for up to ten years. Any unpaid interest bears interest at the then applicable rate. AGUS may not defer interest past the maturity date. The Company recorded interest expense of $2.5 million and $4.9 million for Second Quarter 2007 and Six Months 2007, respectively. These Debentures are guaranteed on a junior subordinated basis by Assured Guaranty Ltd.

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

The $300.0 million credit facility’s financial covenants require that Assured Guaranty Ltd. (a) maintain a minimum net worth of seventy-five percent (75%) of the Consolidated Net Worth of Assured Guaranty Ltd. as of the most recent fiscal quarter of Assured Guaranty Ltd. prior to November 6, 2006 and (b) maintain a maximum debt-to-capital ratio of 30%. In addition, the $300.0 million credit facility requires that AGC maintain qualified statutory capital of at least 75% of its statutory capital as of the fiscal quarter prior to November 6, 2006. Furthermore, the $300.0 million credit facility contains restrictions on Assured Guaranty Ltd. and its subsidiaries, including, among other things, in respect of their ability to incur debt, permit liens, become liable in respect of guaranties, make loans or investments, pay dividends or make distributions, dissolve or become party to a merger, consolidation or acquisition, dispose of assets or enter into affiliate transactions. Most of these restrictions are subject to certain minimum thresholds and exceptions. The $300.0 million credit facility has customary events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, bankruptcy or insolvency proceedings, change of control and cross-default to other debt agreements. A default by one borrower will give rise to a right of the lenders to terminate the facility and accelerate all amounts then outstanding. As of June 30, 2007 and December 31, 2006, Assured Guaranty was in compliance with all of those financial covenants.

As of June 30, 2007 and December 31, 2006, no amounts were outstanding under this facility nor have there been any borrowings under this facility.

Letters of Credit for a total aggregate stated amount of approximately $64.2 million and $19.6 million, remain outstanding as of June 30, 2007 and December 31, 2006, respectively.

Non-Recourse Credit Facilities

AG Re Credit Facility

On July 31, 2007 AG Re entered into a non-recourse credit facility (“AG Re Credit Facility”) with a syndicate of banks which provides up to $200.0 million to satisfy certain reinsurance agreements and obligations. The AG Re Credit Facility expires in July 2014.

AG Re’s failure to comply with certain covenants under the AG Re Credit Facility could, subject to grace periods in the case of certain covenants, result in an event of default. This could require AG Re to repay potential outstanding borrowings in an accelerated manner.

AGC Credit Facility

AGC is also party to a non-recourse credit facility (“AGC Credit Facility”) with a syndicate of banks which provides up to $175.0 million specifically designed to provide rating agency qualified capital to further support AGC’s claims paying resources. The AGC Credit Facility expires in December 2010. As of June 30, 2007 and December 31, 2006, no amounts were outstanding under this facility nor have there been any borrowings under the life of this facility.

AGC’s failure to comply with certain covenants under the AGC Credit Facility could, subject to grace periods in the case of certain covenants, result in an event of default. This could require AGC to repay any outstanding borrowings in an accelerated manner.

The AGC Credit Facility was terminated on July 31, 2007 and replaced by the AG Re Credit Facility discussed above.

Committed Capital Securities

On April 8, 2005, AGC entered into four separate agreements with four different unaffiliated custodial trusts pursuant to which AGC may, at its option, cause each of the custodial trusts to purchase up to $50.0 million of perpetual preferred stock of AGC. The custodial trusts were created as a vehicle for providing capital support to AGC by allowing AGC to obtain immediate access to new capital at its sole discretion at any time through the exercise of the put option. If the put options were exercised, AGC would receive $200.0 million in return for the issuance of its own perpetual preferred stock, the proceeds of which may be used for any purpose including the payment of claims. The put options have not been exercised through June 30, 2007. Initially, all of the CCS Securities were issued to a special purpose pass-through trust (the “Pass-Through Trust”). The Pass-Through Trust is a statutory trust organized under the Delaware Statutory Trust Act formed for the purposes of (i) issuing $200,000,000 of Pass-Through Trust Securities to qualified institutional buyers within the meaning of Rule 144A under the Securities Act of 1933, as amended, (ii) investing the proceeds from the sale of the Pass-Through Trust Securities in, and holding, the CCS Securities issued by the Custodial Trusts and (iii) entering into related agreements. Neither the Pass-Through Trust nor the Custodial Trusts are consolidated in Assured Guaranty Ltd.’s financial statements.

During both Second Quarter 2007 and Second Quarter 2006, and Six Months 2007 and Six Months 2006, AGC incurred $0.7 million and $1.3 million, respectively, of put option premiums which are an on-going expense. These expenses are presented in the Company’s unaudited interim consolidated statements of operations and comprehensive income under other expense.

7. Share-Based Compensation

Share-based compensation expense in Second Quarter 2007 and Second Quarter 2006 was $3.9 million ($3.2 million after tax) and $3.1 million ($2.5 million after tax), respectively. Share-based compensation expense in Six Months 2007 and Six Months 2006 was $9.5 million ($7.8 million after tax) and $6.3 million ($5.2 million after tax), respectively.  The effect of share-based compensation on both basic and diluted earnings per share for Second Quarter 2007 was $0.05.  The effect of share-based compensation on basic and diluted earnings per share for Six Months 2007 was $0.12 and $0.11, respectively. The effect on basic and diluted earnings per share for Second Quarter 2006 and Six Months 2006 was $0.03 and $0.07, respectively. Second Quarter 2007 and Six Months 2007 expense included $1.1 million and $3.7 million, respectively, for stock award grants to retirement-eligible employees. Second Quarter 2006 and Six Months 2006 expense included $0.5 million and $1.2 million, respectively, for stock award grants to retirement-eligible employees.

8. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands of U.S. dollars, except per share amounts)

Net income as reported	$32,805	$44,514	$71,756	$79,396

Basic shares	67,779	73,633	67,690	73,695
Effect of dilutive securities:
Stock awards	1,418	809	1,306	947
Diluted shares	69,197	74,442	68,996	74,642
Basic EPS	$0.48	$0.60	$1.06	$1.08
Diluted EPS	$0.47	$0.60	$1.04	$1.06

9.  Income Taxes

Adoption of FIN 48

The Company’s Bermuda subsidiaries are not subject to any income, withholding or capital gains taxes under current Bermuda law.  The Company’s U.S. and U.K. subsidiaries are subject to income taxes imposed by U.S. and U.K. authorities and file applicable tax returns.  In addition, AGRO, a Bermuda domiciled company, has elected under Section 953(d) of the U.S. Internal Revenue Code to be taxed as a U.S. domestic corporation.

The U.S. Internal Revenue Service (“IRS”) has completed audits of all of the Company’s U.S. subsidiaries’ federal income tax returns for taxable years though 2001.  The IRS is currently reviewing tax years 2002 through 2004 for Assured Guaranty Overseas US Holdings Inc. and subsidiaries, which includes Assured Guaranty Overseas US Holdings Inc., AGRO, Assured Guaranty Mortgage Insurance Company and AG Intermediary Inc.  In addition the IRS is reviewing AGUS for tax years 2002 through the date of the IPO.  AGUS includes Assured Guaranty US Holdings Inc., AGC and AG Financial Products and were part of the consolidated tax return of a subsidiary of ACE, for years prior to the IPO. The Company is indemnified by ACE for any potential tax liability associated with the tax examination of AGUS as it relates to years prior to the IPO.

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

Subsequent to the adoption of FIN 48, the IRS published final regulations on the treatment of consolidated losses.  As a result of these regulations the utilization of certain capital losses is no longer at a level that would require recording an associated liability for an uncertain tax position.  As such, the Company decreased its liability for unrecognized tax benefits and its provision for income taxes $4.1 million during the period ended March 31,2007.  The total liability for unrecognized tax benefits as of June 30, 2007 is $8.8 million, and is included in other liabilities on the balance sheet.

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

The Company initially recorded a $49.0 million reduction of its existing deferred tax liability, based on an estimate of the ultimate resolution of the Section 338(h)(10) election. Under the tax allocation agreement, the Company estimated that, as of the IPO date, it was obligated to pay $20.9 million to AFS and accordingly established this amount as a liability. The initial difference, which is attributable to the change in the tax basis of certain liabilities for which there is no associated step-up in the tax basis of its assets and no amounts due to AFS, resulted in an increase to additional paid-in capital of $28.1 million. The Company has paid ACE and correspondingly reduced its liability by $4.5 million and $0.4 million in Six Months 2007 and Six Months 2006, respectively.

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

The following tables summarize the components of underwriting gain for each reporting segment:

	Three Months Ended June 30, 2007
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)

Gross written premiums	$62.7	$25.5	$0.5	$0.1	$88.8
Net written premiums	59.0	25.5	0.5	—	84.9
Net earned premiums	28.3	23.7	2.3	—	54.2
Loss and loss adjustment expenses	1.7	(11.0)	0.1	—	(9.1)
Profit commission expense	—	0.5	0.4	—	0.9
Acquisition costs	2.3	8.6	—	—	10.9
Other operating expenses	14.5	3.9	0.5	—	18.8
Underwriting gain	$9.8	$21.7	$1.3	$—	$32.7

	Three Months Ended June 30, 2006
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)

Gross written premiums	$68.4	$41.7	$1.2	$0.1	$111.5
Net written premiums	67.8	41.3	1.2	—	110.3
Net earned premiums	21.2	23.1	3.7	—	48.2
Loss and loss adjustment expenses	(2.5)	5.7	0.4	(10.1)	(6.5)
Profit commission expense	—	1.0	0.7	—	1.7
Acquisition costs	2.3	8.5	0.3	—	11.3
Other operating expenses	12.0	3.4	0.3	—	15.6
Underwriting gain	$9.4	$4.6	$2.0	$10.1	$26.1

	Six Months Ended June 30, 2007
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)

Gross written premiums	$112.2	$44.2	$1.5	$3.4	$161.4
Net written premiums	107.9	44.0	1.5	—	153.3
Net earned premiums	57.1	45.6	5.4	—	108.1
Loss and loss adjustment expenses	2.9	(15.8)	0.2	(1.3)	(13.8)
Profit commission expense	—	1.4	1.1	—	2.5
Acquisition costs	5.3	16.3	0.2	—	21.7
Other operating expenses	30.4	8.3	0.8	—	39.5
Underwriting gain	$18.5	$35.3	$3.1	$1.3	$58.1

	Six Months Ended June 30, 2006
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)

Gross written premiums	$98.6	$60.5	$3.8	$3.9	$166.9
Net written premiums	97.5	59.8	3.8	—	161.1
Net earned premiums	41.9	46.4	7.9	—	96.2
Loss and loss adjustment expenses	(4.3)	8.5	0.2	(11.3)	(6.9)
Profit commission expense	—	1.4	1.6	—	3.0
Acquisition costs	4.2	17.2	0.6	—	22.1
Other operating expenses	25.4	6.8	0.6	—	32.8
Underwriting gain	$16.6	$12.6	$4.8	$11.3	$45.2

The following is a reconciliation of total underwriting gain to income before provision for income taxes for the periods ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions of U.S. dollars)

Total underwriting gain	$32.7	$26.1	$58.1	$45.2
Net investment income	30.9	27.3	62.3	53.5
Net realized investment losses	(1.5)	(1.0)	(1.8)	(2.0)
Unrealized (losses) gains on derivative financial instruments	(17.2)	5.7	(26.9)	5.7
Other income	—	—	—	—
Interest expense	(5.8)	(3.4)	(11.9)	(6.7)
Other expense	(0.7)	(0.7)	(1.3)	(1.3)
Income before provision for income taxes	$38.3	$54.0	$78.7	$94.5

The following table provides the lines of businesses from which each of the Company’s segments derive their net earned premiums:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions of U.S. dollars)

Financial guaranty direct:
Public finance	$2.8	$1.4	$7.0	$2.7
Structured finance	25.5	19.8	50.1	39.2
Total	28.3	21.2	57.1	41.9

Financial guaranty reinsurance:
Public finance	16.9	14.4	32.9	30.0
Structured finance	6.8	8.7	12.7	16.4
Total	23.7	23.1	45.6	46.4

Mortgage guaranty:
Mortgage guaranty	2.3	3.7	5.4	7.9
Total net earned premiums	$54.2	$48.2	$108.1	$96.2

The other segment had an underwriting gain of $10.1 million for Second Quarter 2006, and $1.3 million and $11.3 million for Six Months 2007 and Six Months 2006, respectively, as loss recoveries were recorded in all periods. The other segment did not record an underwriting gain (loss) during Second Quarter 2007.

11. Subsidiary Information

The following tables present the unaudited condensed consolidated financial information for Assured Guaranty Ltd., Assured Guaranty US Holdings Inc., of which AGC is a subsidiary and other subsidiaries of Assured Guaranty Ltd. as of June 30, 2007 and December 31, 2006 and for the three and six months ended June 30, 2007 and 2006.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2007

(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)

Assets
Total investments and cash	$178	$1,265,676	$1,243,654	$—	$2,509,508
Investment in subsidiaries	1,696,606	—	—	(1,696,606)	—
Deferred acquisition costs	—	74,623	150,190	—	224,813
Reinsurance recoverable	—	9,061	4,273	(2,890)	10,444
Goodwill	—	85,417	—	—	85,417
Premiums receivable	—	26,423	27,352	(15,067)	38,708
Other	7,337	150,082	48,290	(102,108)	103,601
Total assets	$1,704,121	$1,611,282	$1,473,759	$(1,816,671)	$2,972,491

Liabilities and shareholders’ equity

Liabilities
Unearned premium reserves	$—	$307,408	$464,740	$(78,763)	$693,385
Reserves for losses and loss adjustment expenses	—	48,836	62,867	(2,890)	108,813
Profit commissions payable	—	3,193	14,693	—	17,886
Deferred income taxes	—	33,901	(16,422)	—	17,479
Senior Notes	—	197,391	—	—	197,391
Series A Enhanced Junior Subordinated Debentures	—	149,723	—	—	149,723
Other	9,338	74,316	47,789	(38,412)	93,031
Total liabilities	9,338	814,768	573,667	(120,065)	1,277,708

Total shareholders’ equity	1,694,783	796,514	900,092	(1,696,606)	1,694,783

Total liabilities and shareholders’ equity	$1,704,121	$1,611,282	$1,473,759	$(1,816,671)	$2,972,491

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2006
(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)

Assets
Total investments and cash	$1,523	$1,258,865	$1,209,532	$—	$2,469,920
Investment in subsidiaries	1,648,358	—	—	(1,648,358)	—
Deferred acquisition costs	—	70,305	146,724	—	217,029
Reinsurance recoverable	—	8,826	4,547	(2,484)	10,889
Goodwill	—	85,417	—	—	85,417
Premiums receivable	—	21,846	38,738	(19,019)	41,565
Other	5,152	146,021	46,873	(87,526)	110,520
Total assets	$1,655,033	$1,591,280	$1,446,414	$(1,757,387)	$2,935,340

Liabilities and shareholders’ equity

Liabilities
Unearned premium reserves	$—	$266,800	$447,785	$(70,089)	$644,496
Reserves for losses and loss adjustment expenses	—	65,388	57,696	(2,484)	120,600
Profit commissions payable	—	3,683	32,311	—	35,994
Deferred income taxes	—	41,415	(1,509)	—	39,906
Senior Notes	—	197,375	—	—	197,375
Series A Enhanced Junior Subordinated Debentures	—	149,708	—	—	149,708
Other	4,272	89,157	39,527	(36,456)	96,500
Total liabilities	4,272	813,526	575,810	(109,029)	1,284,579

Total shareholders’ equity	1,650,761	777,754	870,604	(1,648,358)	1,650,761

Total liabilities and shareholders’ equity	$1,655,033	$1,591,280	$1,446,414	$(1,757,387)	$2,935,340

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THREE MONTHS ENDED JUNE 30, 2007
(in thousands of U.S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments *	Assured Guaranty Ltd. (Consolidated)
Revenues
Net premiums written	$—	$51,778	$33,151	$—	$84,929
Net premiums earned	—	26,087	28,154	—	54,241
Net investment income	—	15,215	15,650	(5)	30,860
Net realized investment losses	—	(558)	(982)	—	(1,540)
Unrealized losses on derivative financial instruments	—	(12,320)	(4,903)	—	(17,223)
Equity in earnings of subsidiaries	36,888	—	—	(36,888)	—
Other revenues	—	215	—	(215)	—
Total revenues	36,888	28,639	37,919	(37,108)	66,338

Expenses
Loss and loss adjustment expenses	—	(15,589)	6,488	—	(9,101)
Acquisition costs and other operating expenses	4,083	14,389	12,158	—	30,630
Other	—	6,470	1	—	6,471
Total expenses	4,083	5,270	18,647	—	28,000

Income before provision for income taxes	32,805	23,369	19,272	(37,108)	38,338

Total provision for income taxes	—	5,132	401	—	5,533

Net income	$32,805	$18,237	$18,871	$(37,108)	$32,805

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR SIX MONTHS ENDED JUNE 30, 2007
(in thousands of U.S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments*	Assured Guaranty Ltd. (Consolidated)
Revenues
Net premiums written	$—	$84,249	$69,062	$—	$153,311
Net premiums earned	—	54,382	53,729	—	108,111
Net investment income	1	30,963	31,384	(6)	62,342
Net realized investment (losses) gains	—	(670)	(1,180)	31	(1,819)
Unrealized losses on derivative financial instruments	—	(18,249)	(8,688)	—	(26,937)
Equity in earnings of subsidiaries	80,931	—	—	(80,931)	—
Other revenues	—	429	—	(429)	—
Total revenues	80,932	66,855	75,245	(81,335)	141,697

Expenses
Loss and loss adjustment expenses	—	(22,465)	8,635	—	(13,830)
Acquisition costs and other operating expenses	9,176	30,721	23,860	—	63,757
Other	—	13,074	31	—	13,105
Total expenses	9,176	21,330	32,526	—	63,032

Income before provision for income taxes	71,756	45,525	42,719	(81,335)	78,665
Total provision for income taxes	—	9,601	(2,703)	11	6,909

Net income	$71,756	$35,924	$45,422	$(81,346)	$71,756

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

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR SIX MONTHS ENDED JUNE 30, 2007
(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Dividends received	$3,000	$429	$—	$(3,429)	$—
Other operating activities	4,794	29,966	56,782	—	91,542
Net cash flows provided by (used in) operating activities	7,794	30,395	56,782	(3,429)	91,542

Cash flows from investing activities
Fixed maturity securities:
Purchases	—	(191,190)	(400,278)	—	(591,468)
Sales	—	147,589	296,387	—	443,976
Maturities	—	6,180	5,819	—	11,999
Sales of short-term investments, net	1,345	26,709	43,345	—	71,399
Net cash flows provided by (used in) investing activities	1,345	(10,712)	(54,727)	—	(64,094)

Cash flows from financing activities
Repurchases of common stock	(523)	—	—	—	(523)
Dividends paid	(5,952)	—	(3,000)	3,429	(5,523)
Share activity under option and incentive plans	(2,664)	—	—	—	(2,664)
Tax benefit from stock options exercised	—	137	—	—	137
Debt issue costs	—	(425)	—	—	(425)
Net cash flows (used in) provided by financing activities	(9,139)	(288)	(3,000)	3,429	(8,998)
Effect of exchange rate changes	—	242	266	—	508

Increase (decrease) in cash and cash equivalents	—	19,637	(679)	—	18,958
Cash and cash equivalents at beginning of period	—	2,776	2,009	—	4,785

Cash and cash equivalents at end of period	$—	$22,413	$1,330	$—	$23,743

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR SIX MONTHS ENDED JUNE 30, 2006
(in thousands of U.S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)

Dividends received	$25,390	$—	$—	$(25,390)	$—
Other operating activities	1,883	77,430	11,303	—	90,616
Net cash flows provided by (used in) operating activities	27,273	77,430	11,303	(25,390)	90,616

Cash flows from investing activities
Fixed maturity securities:
Purchases	—	(237,714)	(196,757)	—	(434,471)
Sales	—	222,630	210,977	—	433,607
Maturities	—	6,864	7,431	—	14,295
Purchases of short-term investments, net	(520)	(46,075)	(8,424)	—	(55,019)

Net cash flows (used in) provided by investing activities	(520)	(54,295)	13,227	—	(41,588)

Cash flows from financing activities
Repurchases of common stock	(17,190)	—	—	—	(17,190)
Dividends paid	(5,253)	—	(25,390)	25,390	(5,253)
Share activity under option and incentive plans	(2,310)	—	—	—	(2,310)
Repayment of notes assumed during formation transactions	(2,000)	—	—	—	(2,000)

Net cash flows (used in) provided by financing activities	(26,753)	—	(25,390)	25,390	(26,753)
Effect of exchange rate changes	—	623	109	—	732

Increase (decrease) in cash and cash equivalents	—	23,758	(751)	—	23,007
Cash and cash equivalents at beginning of period	—	2,923	3,267	—	6,190

Cash and cash equivalents at end of period	$—	$26,681	$2,516	$—	$29,197

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

Any or all of Assured Guaranty’s forward-looking statements herein may turn out to be wrong and are based on current expectations and the current economic environment. Assured Guaranty’s actual results may vary materially. Among factors that could cause actual results to differ materially are: (1) downgrades of the financial strength ratings assigned by the major rating agencies to any of our insurance subsidiaries at any time, which has occurred in the past; (2) our inability to execute our business strategy; (3) reduction in the amount of reinsurance ceded by one or more of our principal ceding companies; (4) contract cancellations; (5) developments in the world’s financial and capital markets that adversely affect our loss experience, the demand for our products, our unrealized (losses)gains on derivative financial instruments or our investment returns; (6) more severe or frequent losses associated with our insurance products; (7) changes in regulation or tax laws applicable to us, our subsidiaries or customers; (8) governmental action; (9) natural catastrophes; (10) dependence on customers; (11) decreased demand for our insurance or reinsurance products or increased competition in our markets; (12) loss of key personnel; (13) technological developments; (14) the effects of mergers, acquisitions and divestitures; (15) changes in accounting policies or practices; (16) changes in general economic conditions, including interest rates and other factors; (17) other risks and uncertainties that have not been identified at this time; and (18) management’s response to these factors. Assured Guaranty is not obligated to publicly correct or update any forward-looking statement if we later become aware that it is not likely to be achieved, except as required by law. You are advised, however, to consult any further disclosures we make on related subjects in our periodic reports filed with the Securities and Exchange Commission.

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

Our insurance company subsidiaries have been assigned the following insurance financial strength ratings:

	Moody’s	S&P	Fitch
AGC	Aaa(Exceptional)	AAA(Extremely Strong)	AAA(Extremely Strong)
AG Re	Aa2(Excellent)	AA(Very Strong)	AA(Very Strong)
AGRO	Aa2(Excellent)	AA(Very Strong)	AA(Very Strong)
Assured Guaranty Mortgage	Aa2(Excellent)	AA(Very Strong)	AA(Very Strong)
Assured Guaranty (UK) Ltd	Aaa(exceptional)	AAA(Extremely Strong)	AAA(Extremely Strong)

“Aaa” (Exceptional) is the highest ranking, which AGC and Assured Guaranty (UK) Ltd. achieved in July 2007,  and “Aa2” (Excellent) is the third highest ranking of 21 ratings categories used by Moody’s Investors Service (“Moody’s”). A “AAA” (Extremely Strong) rating is the highest ranking and “AA” (Very Strong) is the third highest ranking of the 21 ratings categories used by Standard & Poor’s Inc. (“S&P”). “AAA” (Extremely Strong) is the highest ranking and “AA” (Very Strong) is the third highest ranking of the 24 ratings categories used by Fitch Ratings (“Fitch”). An insurance financial strength rating is an opinion with respect to an insurer’s ability to pay under its insurance policies and contracts in accordance with their terms.

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

The chart below demonstrates the portfolio reserve’s sensitivity to frequency and severity assumptions. The change in these estimates represent management’s estimate of reasonably possible material changes and are based upon our analysis of historical experience.  Portfolio reserves were recalculated with changes made to the default and severity assumptions. In all scenarios, the starting point used to test the portfolio reserve’s sensitivity to the changes in the frequency and severity assumptions was the weighted average frequency and severity by rating and asset class of our insured portfolio. Overall the weighted average default frequency was 0.7% and the weighted average severity was 16.4% at June 30, 2007. For example, in the first scenario where the frequency was increased by 5.0%, each transaction’s contribution to the portfolio reserve was recalculated by adding 0.04% (i.e. 5.0% multiplied by 0.7%) to the individual transaction’s default frequency.

	Portfolio Reserve	Reserve Increase	Percentage Change
	(in thousands of U.S. dollars)
Portfolio reserve as of June 30, 2007	$63,891	$—	—
5% Frequency increase	66,800	2,909	4.55%
10% Frequency increase	69,709	5,818	9.11%
5% Severity increase	65,583	1,692	2.65%
10% Severity increase	67,276	3,385	5.30%
5% Frequency and severity increase	68,624	4,733	7.41%

In addition to analyzing the sensitivity of our portfolio reserves to possible changes in frequency and severity, we have also performed a sensitivity analysis on our financial guaranty and mortgage guaranty case reserves. Case reserves may change from our original estimate due to changes in severity factors. An actuarial analysis of the historical development of our case reserves shows that it is reasonably possible that our case reserves could develop by as much as ten percent. This analysis was performed by separately evaluating the historical development by comparing the initial case reserve established to the subsequent development in that case reserve, excluding the effects of discounting, for each sector in which we currently have significant case reserves, and estimating the possible future development. Based on this analysis, it is reasonably possible that our current financial guaranty and mortgage guaranty case reserves of $35.2 million could increase by approximately $3.0 million to $4.0 million in the future. This would cause an increase in incurred losses on our statement of operations and comprehensive income.

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

	As of June 30, 2007
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)

By segment and type of reserve:
Case	$2.9	$32.1	$0.2	$2.6	$37.8
IBNR	—	—	—	7.1	7.1
Portfolio	9.4	52.2	2.3	—	63.9
Total	$12.3	$84.3	$2.5	$9.7	$108.8

	As of December 31, 2006
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)

By segment and type of reserve:
Case	$1.0	$36.1	$0.1	$6.8	$44.0
IBNR	—	—	—	7.4	7.4
Portfolio	8.3	58.7	2.2	—	69.2
Total	$9.3	$94.8	$2.3	$14.2	$120.6

The following table sets forth the financial guaranty in-force portfolio by underlying rating:

	As of June 30, 2007		As of December 31, 2006
Ratings(1)	Net par outstanding	% of Net par outstanding	Net par outstanding	% of Net par outstanding
	(in billions of U.S. dollars)
AAA	$64.7	45.2%	$57.0	43.1%
AA	23.3	16.3%	23.0	17.4%
A	33.3	23.3%	32.8	24.9%
BBB	21.0	14.6%	18.2	13.7%
Below investment grade	0.9	0.6%	1.3	0.9%
Total exposures	$143.2	100.0%	$132.3	100.0%

(1)                                  These ratings represent the Company’s internal assessment of the underlying credit quality of the insured obligations. Our scale is comparable to that of the nationally recognized rating agencies.

Our surveillance department is responsible for monitoring our portfolio of credits and maintains a list of closely monitored credits (“CMC”). The closely monitored credits are divided into four categories: Category 1 (low priority; fundamentally sound, greater than normal risk); Category 2 (medium priority; weakening credit profile, may result in loss); Category 3 (high priority; claim/default probable, case reserve established); Category 4 (claim paid, case reserve established for future payments). The closely monitored credits include all below investment grade (“BIG”) exposures where there is a material amount of exposure (generally greater than $10.0 million) or a material risk of the Company incurring a loss greater than $0.5 million. The closely monitored credits also include investment grade (“IG”) risks where credit quality is deteriorating and where, in the view of the Company, there is significant potential that the risk quality will fall below investment grade. As of June 30, 2007, the closely monitored credits include approximately 97% of our BIG exposure, and the remaining BIG exposure of $24.2 million is distributed across 51 different credits. As of December 31, 2006, the closely monitored credits include approximately 97% of our BIG exposure, and the remaining BIG exposure of $34.4 million was distributed across 68 different credits. Other than those excluded BIG credits, credits that are not included in the closely monitored credit list are categorized as fundamentally sound risks.

The following table provides financial guaranty net par outstanding by credit monitoring category as of June 30, 2007 and December 31, 2006:

	As of June 30, 2007
Description:	Net Par Outstanding	% of Net Par Outstanding	# of Credits in Category	Case Reserves
	($ in millions)

Fundamentally sound risk	$142,245	99.4%
Closely monitored:
Category 1	683	0.5%	24	$—
Category 2	96	0.1%	15	—
Category 3	85	0.1%	19	16
Category 4	22	—	15	17
CMC total(1)	886	0.6%	73	33
Other below investment grade risk	24	—	51	—
Total	$143,155	100.0%		$33

	As of December 31, 2006
Description:	Net Par Outstanding	% of Net Par Outstanding	# of Credits in Category	Case Reserves
	($ in millions)
Fundamentally sound risk	$130,944	99.0%
Closely monitored:
Category 1	855	0.6%	43	$—
Category 2	318	0.2%	13	—
Category 3	123	0.1%	18	18
Category 4	22	—	13	14
CMC total(1)	1,318	1.0%	87	32
Other below investment grade risk	34	—	68	—
Total	$132,296	100.0%		$32

(1)                                  Percent total does not add due to rounding.

The following table summarizes movements in CMC exposure by risk category:

Net Par Outstanding	Category 1	Category 2	Category 3	Category 4	Total CMC
	($ in millions)
Balance, December 31, 2006	$855	$318	$123	$22	$1,318
Less: amortization	99	159	21	—	279
Additions from first time on CMC	27	15	4	—	46
Deletions–Upgraded and removed	90	73	33	—	196
Category movement	(10)	(5)	12	—	(3)
Net change	(172)	(222)	(38)	—	(432)
Balance, June 30, 2007	$683	$96	$85	$22	$886

Industry Methodology

The Company is aware that there are certain differences regarding the measurement of portfolio loss liabilities among companies in the financial guaranty industry. In January and February 2005, the Securities and Exchange Commission (“SEC”) staff had discussions concerning these differences with a number of industry participants. Based on those discussions, in June 2005, the Financial Accounting Standards Board (“FASB”) staff decided additional guidance is necessary regarding financial guaranty contracts. On April 18, 2007, the FASB issued an exposure draft “Accounting for Financial Guarantee Insurance Contacts-an interpretation of FASB Statement No. 60” (“Exposure Draft”).  This Exposure Draft would clarify how FAS 60 applies to financial guarantee insurance contracts, including the methodology to be used to account for premium revenue and claim liabilities. The scope of this Exposure Draft is limited to financial guarantee insurance (and reinsurance) contracts issued by insurance enterprises included within the scope of FAS 60.  Responses to the Exposure Draft were required by June 18, 2007.  We and the Association of Financial Guaranty Insurers have separately submitted responses before the required date.  Additionally, the FASB is planning to hold a roundtable discussion before issuing final guidance.  If this Exposure Draft is adopted as written, the effect on the consolidated financial statements, particularly with respect to revenue recognition and claims liability, could be material. Until a final pronouncement is issued, the Company intends to continue to apply its existing policy with respect to premium revenue and the establishment of both case and portfolio reserves.

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

We issue credit derivative financial instruments, that we view as an extension of our financial guaranty business but that do not qualify for the financial guaranty insurance scope exception under FAS 133 and FAS 149 and therefore are reported at fair value, with changes in fair value included in our earnings.

Since we view these derivative contracts as an extension of our financial guaranty business, we believe that the most meaningful presentation of these derivatives is to reflect revenue as earned premium, to record estimates of losses and LAE on specific credit events as incurred and to record changes in fair value as incurred. Reserves for losses and LAE are established on a similar basis as our insurance policies. Other changes in fair value are included in unrealized gains and losses on derivative financial instruments. We generally hold derivative contracts to maturity. However, in certain circumstances such as for risk management purposes or as a result of a decision to exit a line of business, we may decide to terminate a derivative contract prior to maturity. Where we hold a derivative contract to maturity, the cumulative unrealized gains and losses will net to zero if we incur no credit losses on that contract. However, in the event that we terminate a derivative contract prior to maturity the unrealized gain or loss will be realized through premiums earned and losses incurred.  Changes in the fair value of our derivative contracts have no impact on statutory capital or rating agency models.

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

The fair value adjustment recognized in our statements of operations for the three months ended June 30, 2007 (“Second Quarter 2007”) was a $(17.2) million loss compared with a $5.7 million gain for the three months ended June 30, 2006 (“Second Quarter 2006”). The fair value adjustment recognized in our statements of operations for the six months ended June 30, 2007 (“Six Months 2007”) was a $(26.9) million loss compared with a $5.7 million gain for the six months ended June 30, 2006 (“Six Months 2006”).  The change in fair value for Second Quarter 2007  and Six Months 2007 is attributable to spreads widening and includes no credit losses.    With considerable volatility continuing in the market, this amount will fluctuate significantly in future periods.

Valuation of Investments

As of June 30, 2007 and December 31, 2006, we had total investments of $2.5 billion, respectively. The fair values of all of our investments are calculated from independent market quotations.

As of June 30, 2007, approximately 97% of our investments were long-term fixed maturity securities, and our portfolio had an average duration of 4.6 years, compared with 95% and 3.9 years as of December 31, 2006. Changes in interest rates affect the value of our fixed maturity portfolio. As interest rates fall, the fair value of fixed maturity securities increases and as interest rates rise, the fair value of fixed maturity securities decreases.

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

The Company had no write downs of investments for other than temporary impairment losses for the three- and six-month periods ended June 30, 2007 and 2006.

The following table summarizes the unrealized losses in our investment portfolio by type of security and the length of time such securities have been in a continuous unrealized loss position as of the dates indicated:

	As of June 30, 2007		As of December 31, 2006
Length of Time in Continuous Unrealized Loss	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	($ in millions)
Municipal securities
0-6 months	$285.9	$(4.7)	$88.6	$(0.5)
7-12 months	17.2	(0.6)	—	—
Greater than 12 months	23.6	(0.7)	24.0	(0.4)
	326.7	(6.0)	112.6	(0.9)
Corporate securities
0-6 months	59.3	(1.4)	47.0	(0.2)
7-12 months	34.9	(1.2)	3.4	—
Greater than 12 months	40.7	(1.1)	48.7	(1.2)
	134.9	(3.7)	99.1	(1.4)
U.S. Government obligations
0-6 months	123.0	(2.0)	20.2	(0.1)
7-12 months	4.8	(0.2)	32.9	(0.4)
Greater than 12 months	52.1	(1.3)	59.2	(0.9)
	179.9	(3.5)	112.3	(1.4)
Mortgage and asset-backed securities
0-6 months	383.3	(6.1)	197.6	(1.7)
7-12 months	103.2	(3.9)	25.6	(0.3)
Greater than 12 months	306.6	(11.3)	382.7	(8.8)
	793.1	(21.3)	605.9	(10.8)
Total	$1,434.6	$(34.5)	$929.9	$(14.5)

The following table summarizes the unrealized losses in our investment portfolio by type of security and remaining time to maturity as of the dates indicated:

	As of June 30, 2007		As of December 31, 2006
Remaining Time to Maturity	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	($ in millions)
Municipal securities
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	11.1	(0.3)	26.2	(0.1)
Due after five years through ten years	34.5	(0.8)	43.2	(0.5)
Due after ten years	281.1	(4.9)	43.2	(0.3)
	326.7	(6.0)	112.6	(0.9)
Corporate securities
Due in one year or less	19.3	(0.1)	13.0	—
Due after one year through five years	67.0	(1.3)	55.1	(0.9)
Due after five years through ten years	26.3	(1.2)	25.1	(0.2)
Due after ten years	22.3	(1.1)	5.9	(0.3)
	134.9	(3.7)	99.1	(1.4)
U.S. Government obligations
Due in one year or less	6.6	—	8.6	(0.1)
Due after one year through five years	72.9	(1.1)	11.9	(0.1)
Due after five years through ten years	36.5	(0.7)	42.9	(0.5)
Due after ten years	63.9	(1.7)	48.9	(0.7)
	179.9	(3.5)	112.3	(1.4)
Mortgage and asset-backed securities	793.1	(21.3)	605.9	(10.8)
Total	$1,434.6	$(34.5)	$929.9	$(14.5)

The following table summarizes, for all securities sold at a loss through June 30, 2007 and 2006, the fair value and realized loss by length of time such securities were in a continuous unrealized loss position prior to the date of sale:

	Three Months Ended June 30,
	2007		2006
Length of Time in Continuous Unrealized Loss Prior to Sale	Estimated Fair Value	Gross Realized Losses	Estimated Fair Value	Gross Realized Losses
	($ in millions)
Municipal securities
0-6 months	$16.1	$(0.1)	$12.8	$(0.1)
7-12 months	—	—	6.0	(0.1)
Greater than 12 months	—	—	3.3	(0.1)
	16.1	(0.1)	22.1	(0.3)
Corporate securities
0-6 months	0.6	—	—	—
7-12 months	—	—	—	—
Greater than 12 months	7.4	(0.1)	1.9	(0.1)
	8.0	(0.1)	1.9	(0.1)
U.S. Government securities
0-6 months	23.0	(0.4)	32.2	(0.6)
7-12 months	—	—	46.4	(0.3)
Greater than 12 months	16.3	(0.2)	—	—
	39.3	(0.6)	78.6	(0.9)
Mortgage and asset-backed securities
0-6 months	36.4	(0.1)	3.8	(0.1)
7-12 months	—	—	9.1	(0.1)
Greater than 12 months	51.7	(0.9)	—	—
	88.1	(1.0)	12.9	(0.2)
Total	$151.5	$(1.8)	$115.5	$(1.5)

	Six Months Ended June 30,
	2007		2006
Length of Time in Continuous Unrealized Loss Prior to Sale	Estimated Fair Value	Gross Realized Losses	Estimated Fair Value	Gross Realized Losses
	($ in millions)
Municipal securities
0-6 months	$44.9	$(0.2)	$18.2	$(0.1)
7-12 months	—	—	19.0	(0.4)
Greater than 12 months	—	—	3.3	(0.1)
	44.9	(0.2)	40.5	(0.6)
Corporate securities
0-6 months	0.6	—	—	—
7-12 months	—	—	—	—
Greater than 12 months	7.4	(0.1)	1.9	(0.1)
	8.0	(0.1)	1.9	(0.1)
U.S. Government securities
0-6 months	24.0	(0.4)	117.5	(1.9)
7-12 months	—	—	76.5	(0.7)
Greater than 12 months	17.0	(0.2)	—	—
	41.0	(0.6)	194.0	(2.6)
Mortgage and asset-backed securities
0-6 months	36.4	(0.1)	31.0	(0.2)
7-12 months	—	—	9.1	(0.1)
Greater than 12 months	77.6	(1.2)	—	—
	114.0	(1.3)	40.1	(0.3)
Total	$207.9	$(2.2)	$276.5	$(3.6)

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

In our reinsurance businesses, we estimate the ultimate written and earned premiums to be received from a ceding company at the end of each quarter and the end of each year because some of our ceding companies report premium data anywhere from 30 to 90 days after the end of the relevant period. Written premiums reported in our statement of operations are based upon reports received from ceding companies supplemented by our own estimates of premium for which ceding company reports have not yet been received. As of June 30, 2007 and December 31, 2006, the assumed premium estimate and related ceding commissions included in our unaudited interim consolidated financial statements were $4.2 million and $1.2 million and $25.1 million and $7.9 million,  respectively. Key assumptions used to arrive at management’s best estimate of assumed premiums are premium amounts reported historically and informal communications with ceding companies. Differences between such estimates and actual amounts are recorded in the period in which the actual amounts are determined. Historically, the differences have not been material. We do not record a provision for doubtful accounts related to our assumed premium estimate. Historically there have not been any material issues related to the collectibility of assumed premium. No provision for doubtful accounts related to our premium receivable was recorded for June 30, 2007 or December 31, 2006.

Deferred Acquisition Costs

Acquisition costs incurred, other than those associated with credit derivative products, that vary with and are directly related to the production of new business are deferred and amortized in relation to earned premiums. These costs include direct and indirect expenses such as ceding commissions, brokerage expenses and the cost of underwriting and marketing personnel. As of June 30, 2007 and December 31, 2006, we had deferred acquisition costs of $224.8 million and $217.0 million, respectively. Ceding commissions paid to primary insurers are the largest component of deferred acquisition costs, constituting 66% and 69% of total deferred acquisition costs as of June 30, 2007 and December 31, 2006, respectively. Management uses its judgment in determining what types of costs should be deferred, as well as what percentage of these costs should be deferred. We annually conduct a study to determine which operating costs vary with, and are directly related to, the acquisition of new business and qualify for deferral. Ceding commissions received on premiums we cede to other reinsurers reduce acquisition costs. Anticipated losses, LAE and the remaining costs of servicing the insured or reinsured business are considered in determining the recoverability of acquisition costs. Acquisition costs associated with credit derivative products are expensed as incurred. When an insured issue is retired early, as discussed in the Premium Revenue Recognition section of these Critical Accounting Estimates, the remaining related deferred acquisition cost is expensed at that time.

Deferred Income Taxes

As of June 30, 2007 and December 31, 2006, we had a net deferred income tax liability of $17.5 million and $39.9 million, respectively. Certain of our subsidiaries are subject to U.S. income tax. Deferred income tax assets and liabilities are established for the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Such temporary differences relate principally to deferred acquisition costs, reserves for losses and LAE, unearned premium reserves, net operating loss carryforwards (“NOLs”), unrealized gains and losses on investments and derivative financial instruments and statutory contingency reserves. A valuation allowance is recorded to reduce a deferred tax asset to the amount that in management’s opinion is more likely than not to be realized.

As of June 30, 2007, Assured Guaranty Re Overseas Ltd. (“AGRO”) had a stand-alone NOL of $55.6 million, compared with $50.0 million as of December 31, 2006, which is available to offset its future U.S. taxable income. The Company has $34.9 million of this NOL available through 2017 and $20.7 million available through 2023. AGRO’s stand-alone NOL is not permitted to offset the income of any other members of AGRO’s consolidated group due to certain tax regulations. Under applicable accounting rules, we are required to establish a valuation allowance for NOLs that we believe are more likely than not to expire before utilized. Management believes it is more likely than not that $20.0 million of AGRO’s $55.6 million NOL will not be utilized before it expires and has established a $7.0 million valuation allowance related to the NOL deferred tax asset. The valuation allowance is subject to considerable judgment, is reviewed quarterly and will be adjusted to the extent actual taxable income differs from estimates of future taxable income that may be used to realize NOLs or capital losses.

Adoption of FIN 48

The Company’s Bermuda subsidiaries are not subject to any income, withholding or capital gains taxes under current Bermuda law.  The Company’s U.S. and U.K. subsidiaries are subject to income taxes imposed by U.S. and U.K. authorities and file applicable tax returns.  In addition, AGRO, a Bermuda domiciled company, has elected under Section 953(d) of the U.S. Internal Revenue Code to be taxed as a U.S. domestic corporation.

 The U.S. Internal Revenue Service (“IRS”) has completed audits of all of the Company’s U.S. subsidiaries’ federal income tax returns for taxable years though 2001.  The IRS is currently reviewing tax years 2002 through 2004 for Assured Guaranty Overseas US Holdings Inc. and subsidiaries, which includes Assured Guaranty Overseas US Holdings Inc., AGRO, Assured Guaranty Mortgage Insurance Company and AG Intermediary Inc.  In addition the IRS is reviewing  Assured Guaranty US Holdings Inc. and subsidiaries (“AGUS”) for tax years 2002 through the date of the IPO.   AGUS includes Assured Guaranty US Holdings Inc., AGC and AG Financial Products and were part of the consolidated tax return of a subsidiary of ACE Limited (“ACE”), our former Parent, for years prior to the IPO. The Company is indemnified by ACE for any potential tax liability associated with the tax examination of AGUS as it relates to years prior to the IPO.

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

Subsequent to the adoption of FIN 48, the IRS published final regulations on the treatment of consolidated losses.  As a result of these regulations the utilization of certain capital losses is no longer at a level that would require recording an associated liability for an uncertain tax position.  As such, the Company decreased its liability for unrecognized tax benefits and its provision for income taxes $4.1 million during the period ended March 31, 2007.  The total liability for unrecognized tax benefits as of June 30, 2007 is $8.8 million, and is included in other liabilities on the balance sheet.

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

The Company initially recorded a $49.0 million reduction of its existing deferred tax liability, based on an estimate of the ultimate resolution of the Section 338(h)(10) election. Under the tax allocation agreement, the Company estimated that, as of the IPO date, it was obligated to pay $20.9 million to AFS and accordingly established this amount as a liability. The initial difference, which is attributable to the change in the tax basis of certain liabilities for which there is no associated step-up in the tax basis of its assets and no amounts due to AFS, resulted in an increase to additional paid-in capital of $28.1 million. The Company has paid ACE and correspondingly reduced its liability, $4.5 million and $0.4 million in Six Months 2007 and Six Months 2006, respectively.

Accounting for Share-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of FAS No. 123 (revised), “Share-Based Payment” (“FAS 123R”) using the modified prospective transition method. Share-based compensation expense in Second Quarter 2007 and Second Quarter 2006 was $3.9 million ($3.2 million after tax) and $3.1 million ($2.5 million after tax), respectively. Share-based compensation expense in Six Months 2007 and Six Months 2006 was $9.5 million ($7.8 million after tax) and $6.3 million ($5.2 million after tax), respectively.  The effect of share-based compensation on both basic and diluted earnings per share for Second Quarter 2007 was $0.05.  The effect of share-based compensation on basic and diluted earnings per share for Six Months 2007 was $0.12 and $0.11, respectively. The effect on basic and diluted earnings per share for Second Quarter 2006 and Six Months 2006 was $0.03 and $0.07, respectively. Second Quarter 2007 and Six Months 2007 expense included $1.1 million and $3.7 million, respectively, for stock award grants to retirement-eligible employees. Second Quarter 2006 and Six Months 2006 expense included $0.5 million and $1.2 million, respectively, for stock award grants to retirement-eligible employees.

Information on Residential Mortgage Backed Securities (“RMBS”), Subprime RMBS, Collateralized Debt Obligations of Asset Backed Securities (“CDOs of ABS”) and Prime RMBS Exposures

The tables below provide information on the Company’s RMBS, subprime RMBS, CDOs  of ABS and Prime exposures as of June 30, 2007:

Distribution by Ratings1 of Residential Mortgage-Backed Securities by Category as of June 30, 2007

(dollars in millions)	June 30, 2007
	US		International		Total Net Par
Ratings 1:	Prime	Subprime	Prime	Subprime	Outstanding	% of Total
AAA/Aaa	$1,484	$6,332	$4,093	$28	$11,937	$66.6%
AA/Aa	233	19	172	27	451	2.5%
A/A	1,271	33	192	—	1,496	8.3%
BBB/Baa	3,590	263	97	—	3,951	22.0%
Below investment grade	—	100	—	—	100	0.6%
Total exposures	$6,578	$6,746	$4,554	$55	$17,933	$100.0%

Distribution of Residential Mortgage-Backed Securities by Category and by Year Insured as of June 30, 2007

(dollars in millions)	US			International		Total Net Par
Year insured:	Prime	Subprime(2)		Prime	Subprime	Outstanding	% of Total
2000 and prior	$106	$59		$67	$—	$232	1.3%
2001	17	19		208	—	244	1.4%
2002	52	20		286	—	359	2.0%
2003	120	376		104	48	648	3.6%
2004	711	458	(2)	63	6	1,238	6.9%
2005	1,989	109	(2)	1,264	1	3,363	18.8%
2006	1,384	4,623	(2)	2,561	—	8,568	47.8%
2007 year to date	2,200	1,081	(2)	—	—	3,281	18.3%
	$6,578	$6,746		$4,554	$55	$17,933	100.0%

Distribution of U.S. Subprime Residential Mortgage-Backed Securities by Rating1 and by Financial Guaranty Segment as of June 30, 2007

(dollars in millions)	Direct		Reinsurance		Total
	Net Par	% of Direct	Net Par	% of Reins.	Net Par
Ratings 1:	Outstanding	Segment	Outstanding	Segment	Outstanding	% of Total
AAA/Aaa	$6,112	95.3%	$220	66.4%	$6,332	93.9%
AA/Aa	—	—	19	5.6%	19	0.3%
A/A	8	0.1%	25	7.5%	33	0.5%
BBB/Baa	237	3.7%	26	7.9%	263	3.9%
Below investment grade	58	0.9%	42	12.7%	100	1.5%
	$6,414	100.0%	$332	100.0%	$6,746	100.0%

(1)  Assured internal rating. Assured’s scale is comparable to that of the nationally recognized rating agencies.

(2)  100% of the $6.0 billion in U.S. subprime RMBS exposure insured by Assured Guaranty Ltd.’s Financial Guaranty Direct segment in 2004, 2005, 2006, and YTD 2007 is rated AAA/Aaa.

Distribution of U.S. Subprime Residential Mortgage-Backed Securities by Rating1 and Year Insured as of June 30, 2007

Consolidated
(dollars in millions)

Consolidated Net Par Outstanding by Rating1and Year Insured as of June 30, 2007
Year	Super	AAA	AA	A	BBB	BIG
insured:	Senior	Rated	Rated	Rated	Rated	Rated	Total
2000 and prior	$—	$2	$1	$7	$14	$35	$59
2001	—	1	0	0	2	16	19
2002	—	8	—	0	9	3	20
2003	—	84	—	10	237	45	376
2004	—	455	1	3	—	—	458
2005	—	109	0	0	0	—	109
2006	3,000	1,620	—	1	1	—	4,623
2007 YTD	—	1,052	17	12	0	—	1,081
	$3,000	$3,332	$19	$33	$263	$100	$6,746
% of total	44.5%	49.4%	0.3%	0.5%	3.9%	1.5%	100.0%

Financial Guaranty Direct
(dollars in millions)

Financial Guaranty Direct Net Par Outstanding by Rating1and Year Insured as of June 30, 2007
Year	Super	AAA	AA	A	BBB	BIG
insured:	Senior	Rated	Rated	Rated	Rated	Rated	Total
2000 and prior	$—	$—	$—	$—	$—	$—	$—
2001	—	—	—	—	—	9	9
2002	—	—	—	—	—	3	3
2003	—	79	—	8	237	45	369
2004	—	300	—	—	—	—	300
2005	—	88	—	—	—	—	88
2006	3,000	1,600	—	—	—	—	4,600
2007 YTD	—	1,044	—	—	—	—	1,044
	$3,000	$3,111	$—	$8	$237	$58	$6,414
% of total	46.8%	48.5%	0.0%	0.1%	3.7%	0.9%	100.0%

Financial Guaranty Reinsurance
(dollars in millions)

Financial Guaranty Reinsurance Net Par Outstanding by Rating1and Year Insured as of June 30, 2007
Year	Super	AAA	AA	A	BBB	BIG
insured:	Senior	Rated	Rated	Rated	Rated	Rated	Total
2000 and prior	$—	$2	$1	$7	$14	$35	$59
2001	—	1	0	0	2	7	10
2002	—	8	—	0	9	—	17
2003	—	5	—	2	—	0	7
2004	—	155	1	3	—	—	158
2005	—	21	0	0	0	—	21
2006	—	20	—	1	1	—	22
2007 YTD	—	8	17	12	0	—	37
	$—	$220	$19	$25	$26	$42	$332
% of total	0.0%	66.4%	5.6%	7.5%	7.9%	12.7%	100.0%

(1)  Assured internal rating. Assured’s scale is comparable to that of the nationally recognized rating agencies.

Financial Guaranty Direct U.S. Subprime Residential Mortgage-Backed Securities Net Par Outstanding Underwritten Since January 1, 2004 by Rating1 and Year of Issue as of June 30, 2007

(dollars in millions)
Year	Super	AAA	AA	A	BBB	BIG
Issued	Senior	Rated	Rated	Rated	Rated	Rated	Total
2004	$—	$300.3	$—	$—	$—	$—	$300.3
2005	2,100.2	1,713.1	—	—	—	—	3,813.3
2006	900.1	975.0	—	—	—	—	1,875.1
2007	—	44.0	—	—	—	—	44.0
	$3,000.2	$3,032.4	$—	$—	$—	$—	$6,032.6
% of total	49.7%	50.3%	0.0%	0.0%	0.0%	0.0%	100.0%

(1)  Assured internal rating. Assured’s scale is comparable to that of the nationally recognized rating agencies.

Financial Guaranty Direct Segment Originated U.S. Subprime Residential Mortgage-Backed Securities Net Par Outstanding by Year Insured from January 1, 2004 to June 30, 2007:

(dollars in millions)			Ratings as of June 30, 2007		Subordination1
		Net Par				Original Sub-	Current Sub-
		Outstanding,			Original AAA	ordination	ordination
		as of			Sub-	Below	Below
Year Insured	Year Issued	June 30, 2007	S&P	Moody’s	ordination	Assured	Assured
2004	2004	$139.4	AAA	Aaa	21.5%	21.5%	74.6%
2004	2004	115.0	AAA	Aaa	17.1%	17.1%	70.3%
2004	2004	45.8	AAA	Aaa	23.3%	23.3%	88.3%
2004 par insured:		$300.3

2005	2005	88.1	AAA	Aaa	23.0%	23.0%	43.3%
2005 par insured:		$88.1

(1)             Subordination refers to the level of credit protection provided by subordinate tranches within the deal structure. Total credit enhancement includes both subordination and the benefit from excess spread.

(dollars in millions)			Ratings as of June 30, 2007		Subordination1
		Net Par				Original	Current
		Outstanding			Original	Subordination	Subordination
	Year	as of			AAA	Below	Below
Year Insured	Issued	June 30, 2007	S&P	Moody’s	Subordination	Assured	Assured
2006	2005	$100.0	AAA	Aaa	24.2%	34.2%	46.9%
2006	2005	100.0	AAA	Aaa	19.0%	29.0%	41.8%
2006	2005	100.0	AAA	Aaa	20.1%	30.1%	44.8%
2006	2005	100.0	AAA	Aaa	25.5%	35.5%	51.0%
2006	2005	100.0	AAA	Aaa	20.7%	30.7%	46.8%
2006	2005	100.0	AAA	Aaa	22.1%	32.1%	39.9%
2006	2005	100.0	AAA	Aaa	24.6%	34.6%	56.9%
2006	2005	100.0	AAA	Aaa	26.5%	36.5%	50.4%
2006	2005	100.0	AAA	Aaa	21.2%	31.2%	43.9%
2006	2005	100.0	AAA	Aaa	21.9%	31.9%	67.0%
2006	2005	100.0	AAA	Aaa	22.6%	32.6%	58.4%
2006	2005	100.0	AAA	Aaa	20.1%	30.1%	39.0%
2006	2005	100.0	AAA	Aaa	21.8%	31.8%	57.0%
2006	2005	100.0	AAA	Aaa	21.7%	31.7%	49.3%
2006	2005	100.0	AAA	Aaa	22.9%	32.9%	50.8%
2006	2005	100.0	AAA	Aaa	23.6%	33.6%	45.6%
2006	2005	100.0	AAA	Aaa	20.6%	30.6%	41.3%
2006	2005	100.0	AAA	Aaa	23.6%	33.6%	48.9%
2006	2005	100.0	AAA	Aaa	25.7%	35.7%	50.8%
2006	2005	100.0	AAA	Aaa	18.2%	28.2%	45.7%
2006	2005	100.0	AAA	Aaa	17.6%	27.6%	39.2%
2006	2006	100.0	AAA	Aaa	22.5%	32.5%	46.6%
2006	2006	100.0	AAA	Aaa	21.4%	31.4%	38.8%
2006	2006	100.0	AAA	Aaa	26.0%	36.0%	47.0%
2006	2006	100.0	AAA	Aaa	20.6%	30.6%	37.6%
2006	2006	100.0	AAA	Aaa	22.6%	32.6%	37.4%
2006	2006	100.0	AAA	Aaa	21.7%	31.7%	40.7%
2006	2006	100.0	AAA	Aaa	21.0%	31.0%	42.0%
2006	2006	100.0	AAA	Aaa	25.7%	35.7%	45.1%
2006	2006	100.0	AAA	Aaa	16.4%	26.4%	34.5%
2006	2005	80.0	AAA	Aaa	24.2%	24.2%	36.9%
2006	2005	80.0	AAA	Aaa	19.0%	19.0%	31.8%
2006	2005	80.0	AAA	Aaa	20.1%	20.1%	34.8%
2006	2005	80.0	AAA	Aaa	25.5%	25.5%	41.0%
2006	2005	80.0	AAA	Aaa	20.7%	20.7%	36.8%
2006	2005	80.0	AAA	Aaa	22.1%	22.1%	29.9%
2006	2005	80.0	AAA	Aaa	24.6%	24.6%	46.9%
2006	2005	80.0	AAA	Aaa	21.2%	21.2%	33.9%
2006	2005	80.0	AAA	Aaa	21.9%	21.9%	57.0%
2006	2005	80.0	AAA	Aaa	22.6%	22.6%	48.4%
2006	2005	80.0	AAA	Aaa	20.1%	20.1%	29.0%
2006	2005	80.0	AAA	Aaa	21.8%	21.8%	47.0%
2006	2005	80.0	AAA	Aaa	21.7%	21.7%	39.3%
2006	2005	80.0	AAA	Aaa	22.9%	22.9%	40.8%
2006	2005	80.0	AAA	Aaa	23.6%	23.6%	35.6%
2006	2005	80.0	AAA	Aaa	20.6%	20.6%	31.3%
2006	2005	80.0	AAA	Aaa	23.6%	23.6%	38.9%
2006	2005	80.0	AAA	Aaa	25.7%	25.7%	40.8%
2006	2005	80.0	AAA	Aaa	18.2%	18.2%	35.7%
2006	2005	80.0	AAA	Aaa	17.6%	17.6%	29.2%
2006 par insured:		$4,600.2

(dollars in millions)			Ratings as of June 30, 2007		Subordination1
		Net Par				Original	Current
		Outstanding			Original	Subordination	Subordination
	Year	as of			AAA	Below	Below
Year Insured	Issued	June 30,2007	S&P	Moody’s	Subordination	Assured	Assured
2007	2005	$25.0	AAA	Aaa	18.7%	18.7%	21.3%
2007	2006	25.0	AAA	Aaa	21.5%	21.5%	32.5%
2007	2006	25.0	AAA	Aaa	18.6%	18.6%	21.1%
2007	2006	25.0	AAA	Aaa	22.7%	22.7%	33.9%
2007	2006	25.0	AAA	Aaa	21.2%	21.2%	25.6%
2007	2006	25.0	AAA	Aaa	23.9%	23.9%	26.1%
2007	2006	25.0	AAA	Aaa	25.3%	25.3%	38.0%
2007	2006	25.0	AAA	Aaa	23.5%	23.5%	33.5%
2007	2006	25.0	AAA	Aaa	26.0%	26.0%	30.3%
2007	2006	25.0	AAA	Aaa	21.5%	21.5%	27.1%
2007	2006	25.0	AAA	Aaa	21.7%	21.7%	25.2%
2007	2006	25.0	AAA	Aaa	20.2%	20.2%	23.1%
2007	2006	25.0	AAA	Aaa	19.8%	19.8%	24.4%
2007	2006	25.0	AAA	Aaa	19.7%	19.7%	28.0%
2007	2006	25.0	AAA	Aaa	20.2%	20.2%	23.2%
2007	2006	25.0	AAA	Aaa	19.2%	19.2%	21.4%
2007	2006	25.0	AAA	Aaa	20.2%	20.2%	27.3%
2007	2006	25.0	AAA	Aaa	21.8%	21.8%	27.1%
2007	2006	25.0	AAA	Aaa	24.9%	24.9%	33.5%
2007	2006	25.0	AAA	Aaa	23.4%	23.4%	28.5%
2007	2006	25.0	AAA	Aaa	17.6%	17.6%	19.5%
2007	2006	25.0	AAA	Aaa	25.2%	25.2%	39.9%
2007	2006	25.0	AAA	Aaa	20.7%	20.7%	30.1%
2007	2006	25.0	AAA	Aaa	21.4%	21.4%	25.6%
2007	2006	25.0	AAA	Aaa	23.2%	23.2%	25.6%
2007	2006	25.0	AAA	Aaa	21.0%	21.0%	31.8%
2007	2006	25.0	AAA	Aaa	26.0%	26.0%	37.0%
2007	2006	25.0	AAA	Aaa	22.1%	22.1%	25.4%
2007	2006	25.0	AAA	Aaa	20.5%	20.5%	27.5%
2007	2006	25.0	AAA	Aaa	21.7%	21.7%	24.8%
2007	2006	25.0	AAA	Aaa	18.7%	18.7%	22.6%
2007	2006	25.0	AAA	Aaa	19.5%	19.5%	28.6%
2007	2006	25.0	AAA	Aaa	22.3%	22.3%	31.6%
2007	2006	25.0	AAA	Aaa	21.6%	21.6%	23.7%
2007	2006	25.0	AAA	Aaa	22.0%	22.0%	27.4%
2007	2006	25.0	AAA	Aaa	17.4%	17.4%	29.5%
2007	2006	25.0	AAA	Aaa	22.5%	22.5%	26.4%
2007	2006	25.0	AAA	Aaa	22.1%	22.1%	30.0%
2007	2006	25.0	AAA	Aaa	17.4%	17.4%	23.0%
2007	2006	25.0	AAA	Aaa	22.1%	22.1%	30.2%
2007	2007	44.0	AAA	Aaa	20.3%	20.3%	22.8	%(2)
YTD 2007 par insured:		1,044.0
Total		$6,032.6

(1)   Subordination refers to the level of credit protection provided by subordinate tranches within the deal structure. Total credit enhancement includes both subordination and the benefit from excess spread.

(2)   This transaction is a secondary market execution on a deal that is wrapped by another AAA-rated financial guarantor. The underlying security is also rated AAA/Aaa.

Financial Guaranty Direct Collateralized Debt Obligations of Asset-Backed Securities (CDOs of ABS)1 Net Par Outstanding by Type of CDO, by Year Insured and by Collateral:

(dollars in millions)

			Type of Collateral as a Percent of Total Pool							Ratings as of June 30, 2007
Year Insured	Legal Final Maturity2	Net Par Outstanding	ABS	RMBS (Includes Subprime)	Comm. MBS (CMBS)	CDOs of Investment Grade Corporate	CDOs of ABS	Total Collateral Pool	U.S. Subprime RMBS	S&P	Moody's	Original AAA Sub- ordination	Original Sub- ordination Below Assured	Current Sub- ordination Below Assured

CDOs of Mezzanine ABS3:
2001	2017	$120.6	0%	0%	100%	0%	0%	100%	0%	AAA	Aaa	25.1%	25.1%	29.4%
2001	2016	64.1	0%	0%	100%	0%	0%	100%	0%	AAA	Aaa	28.1%	28.1%	37.8%
2002	2017	159.8	0%	0%	100%	0%	0%	100%	0%	AAA	Aaa	24.6%	24.6%	29.0%
2002	2017	133.4	0%	0%	100%	0%	0%	100%	0%	AAA	Aaa	22.1%	22.1%	24.4%
2002	2017	111.0	0%	0%	100%	0%	0%	100%	0%	AAA	Aaa	35.0%	35.0%	42.1%
2002	2017	81.3	0%	0%	100%	0%	0%	100%	0%	AAA	Aaa	24.0%	24.0%	29.4%
2003	2018	142.8	0%	0%	100%	0%	0%	100%	0%	AAA	Aaa	20.0%	20.0%	23.6%
2003	2038	84.6	0%	0%	100%	0%	0%	100%	0%	AAA	Aaa	23.0%	38.0%	46.2%
2003	2018	52.8	0%	0%	100%	0%	0%	100%	0%	AAA	Aaa	63.0%	63.0%	66.0%
2004	No CDO of ABS business written
2005	No CDO of ABS business written
2006	No CDO of ABS business written
2007 YTD	No CDO of ABS business written
	Subtotal:	$950.4	0%	0%	100%	0%	0%	100%	0%	AAA	Aaa	27.0%	28.4%	33.3%

CDOs of High Grade ABS4:
2003	2008	280.8	0%	0%	0%	100%	0%	100%	0%	AAA	Aaa	7.0%	45.0%	45.0%
2004	No CDO of ABS business written
2005	No CDO of ABS business written
2006	No CDO of ABS business written
2007 YTD	No CDO of ABS business written
	Subtotal:	$280.8	0%	0%	0%	100%	0%	100%	0%	AAA	Aaa	7.0%	45.0%	45.0%

CDOs of Pooled AAA ABS5:
2003	2010	640.1	35%	34%	26%	5%	0%	100%	0%	AAA	Aaa	0.0%	12.5%	12.5%
2003	2008	594.0	37%	57%	6%	0%	0%	100%	32%	AAA	Aaa	0.0%	10.0%	10.0%
2004	No CDO of ABS business written
2005	No CDO of ABS business written
2006	No CDO of ABS business written
2007 YTD	No CDO of ABS business written
	Subtotal:	$1,234.1	36%	45%	16%	3%	0%	100%	15%	AAA	Aaa	0.0%	11.3%	11.3%

Total:		$2,465.2	18%	23%	47%	13%	0%	100%	8%	AAA	Aaa	11.2%	21.7%	23.6%

(1)  A CDO of ABS is a collateralized debt obligation (CDO) transaction whose collateral pool consists primarily of asset-backed securities (ABS), including mortgage-backed securities (MBS). ABS transactions securities generally represent an ownership interest in a trust that contains collateral supporting the notes. Those interests are divided into several tranches that can have varying levels of subordination, credit protection triggers and credit ratings.

(2)  "Legal Final Maturity" represents the final date for payment specified in the transaction documents and does not take into account prepayments that shorten the expected maturity and weighted average life.

(3)  "CDOs of Mezzanine ABS" is a market term that refers to transactions where the underlying collateral at issuance is comprised of mezzanine tranches rated BBB or lower. The collateral underlying Assured's exposure to CDOs of mezzanine ABS had weighted average ratings, based on rating information as of June 30, 2007, as follows: 17% AAA, 6% AA, 13% A, 46% BBB and 18% below investment grade (BIG).

(4)  "CDOs of High Grade ABS" is a market term that refers to transactions where the underlying collateral at issuance is comprised of mezzanine tranches rated single A or higher. The collateral underlying Assured's exposure to CDOs of High Grade ABS had weighted average ratings, based on rating information, as of June 30, 2007 as follows: 31% AAA, 25% AA, 23% A, 21% BBB and 0% below investment grade (BIG).

(5)  "CDOs of Pooled AAA ABS" is a market term that refers to transactions where the underlying collateral at issuance is comprised of the senior-most AAA rated securities. Assured's exposure to CDOs of Pooled AAA was rated, based on rating information as of June 30, 2007: 100% AAA/Aaa.

Distribution by Ratings1 of Prime Residential Mortgage-Backed Securities

	June 30, 2007
(dollars in millions)	US				Total Net Par
Ratings1:	Prime	HELOC	Alt-A	International	Outstanding	%

AAA/Aaa	$439	$50	$996	$4,093	$5,577	$50.1%
AA/Aa	207	26	—	172	405	3.6%
A/A	666	22	582	192	1,463	13.1%
BBB/Baa	1,148	2,442	—	97	3,687	33.1%
Below investment grade	0	—	—	—	0	0.0%
Total exposures	$2,460	$2,540	$1,578	$4,554	$11,132	$100.0%

Distribution of U.S. Prime Residential Mortgage-Backed Securities by Rating1 as of June 30, 2007

	Direct		Reinsurance		Total
(dollars in millions)	Net Par		Net Par		Net Par
Ratings1:	Outstanding	%	Outstanding	%	Outstanding	%

AAA/Aaa	$1,230	24.8%	$255	15.8%	$1,484	22.6%
AA/Aa	113	2.3%	120	7.5%	233	3.5%
A/A	1,082	21.8%	189	11.7%	1,271	19.3%
BBB/Baa	2,544	51.2%	1,046	65.0%	3,590	54.6%
Below investment grade	—	0.0%	0	0.0%	0	0.0%
	$4,968	100.0%	$1,610	100.0%	$6,578	100.0%

Distribution of Prime Residential Mortgage-Backed Securities by Year Insured as of June 30, 2007

(dollars in millions)	US				Total Net Par
Year insured:	Prime	HELOC	Alt-A	International	Outstanding	%

2000 and prior	$104	$2	$—	$67	$173	$1.6%
2001	17	0	—	208	224	2.0%
2002	11	41	—	286	339	3.0%
2003	96	6	17	104	224	2.0%
2004	174	300	237	63	774	7.0%
2005	290	1,193	505	1,264	3,253	29.2%
2006	1,193	131	60	2,561	3,946	35.4%
2007 year to date	575	867	758	—	2,200	19.8%
	$2,460	$2,540	$1,578	$4,554	$11,132	$100.0%

(1)                                  Assured internal rating. Assured’s scale is comparable to that of the nationally recognized rating agencies.

Distribution of U.S. Prime Residential Mortgage-Backed Securities by Rating1, Exposure Type and Year Insured as of June 30, 2007

	Prime RMBS Exposure
(dollars in millions)	Super	AAA	AA	A	BBB	BIG
Year insured:	Senior	Rated	Rated	Rated	Rated	Rated	Total

2000 and prior	$—	$1	$72	$4	$27	$0	$104
2001	—	11	—	2	3	0	17
2002	—	0	—	7	4	—	11
2003	—	10	—	86	—	—	96
2004	—	52	8	67	47	—	174
2005	—	253	15	—	22	—	290
2006	—	107	—	500	586	—	1,193
2007 YTD	—	4	113	—	458	—	575
	$—	$ 439	$207	$666	$1,148	$0	$2,460
% of total	0.0%	17.8%	8.4%	27.1%	46.7%	0.0%	100.0%

Home Equity Line of Credit Exposure

(dollars in millions)	Super	AAA	AA	A	BBB	BIG
Year insured:	Senior	Rated	Rated	Rated	Rated	Rated	Total

2000 and prior	$—	$—	$1	$1	$0	$—	$2
2001	—	0	0	—	—	—	0
2002	—	1	22	10	8	—	41
2003	—	—	3	1	2	—	6
2004	—	49	—	—	251	—	300
2005	—	—	—	10	1,183	—	1,193
2006	—	—	—	—	131	—	131
2007 YTD	—	—	—	—	867	—	867
	$—	$50	$26	$22	$2,442	$—	$2,540

% of total	0.0%	2.0%	1.0%	0.9%	96.1%	0.0%	100.0%

Alt-A Exposure

(dollars in millions)	Super	AAA	AA	A	BBB	BIG
Year insured:	Senior	Rated	Rated	Rated	Rated	Rated	Total

2000 and prior	$—	$—	$—	$—	$—	$—	$—
2001	—	—	—	—	—	—	—
2002	—	—	—	—	—	—	—
2003	—	17	—	—	—	—	17
2004	—	237	—	—	—	—	237
2005	—	505	—	—	—	—	505
2006	—	60	—	—	—	—	60
2007 YTD	—	176	—	582	—	—	758
	$—	$996	$—	$582	$—	$—	$1,578

% of total	0.0%	63.1%	0.0%	36.9%	0.0%	0.0%	100.0%

(1)                                  Assured internal rating. Assured’s scale is comparable to that of the nationally recognized rating agencies.

Consolidated Results of Operations (1)

The following table presents summary consolidated results of operations data for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	($ in millions)

Revenues:
Gross written premiums	$88.8	$111.5	$161.4	$166.9
Net written premiums	84.9	110.3	153.3	161.1
Net earned premiums	54.2	48.2	108.1	96.2
Net investment income	30.9	27.3	62.3	53.5
Net realized investment losses	(1.5)	(1.0)	(1.8)	(2.0)
Unrealized (losses) gains on derivative financial instruments	(17.2)	5.7	(26.9)	5.7

Total revenues	66.3	80.2	141.7	153.5

Expenses:
Loss and loss adjustment expenses	(9.1)	(6.5)	(13.8)	(6.9)
Profit commission expense	0.9	1.7	2.5	3.0
Acquisition costs	10.9	11.3	21.7	22.1
Operating expenses	18.8	15.6	39.5	32.8
Interest expense	5.8	3.4	11.9	6.7
Other expenses	0.7	0.7	1.3	1.3

Total expenses	28.0	26.2	63.0	59.0

Income before provision for income taxes	38.3	54.0	78.7	94.5

Provision for income taxes	5.5	9.5	6.9	15.1

Net income	$32.8	$44.5	$71.8	$79.4

Underwriting gain by segment:
Financial guaranty direct	$9.8	$9.4	$18.5	$16.6
Financial guaranty reinsurance	21.7	4.6	35.3	12.6
Mortgage guaranty	1.3	2.0	3.1	4.8
Other	—	10.1	1.3	11.3
Total	$32.7	$26.1	$58.1	$45.2

(1)           Some amounts may not add due to rounding.

We organize our business around four principal business segments: financial guaranty direct, financial guaranty reinsurance, mortgage guaranty and other. There are a number of lines of business that we have exited as part of our IPO in April 2004, which are included in the other segment. However, the results of these businesses are reflected in the above numbers. These businesses include equity layer credit protection, trade credit reinsurance, title reinsurance and auto residual value reinsurance.  These unaudited interim consolidated financial statements cover the Second Quarter 2007, Second Quarter 2006, Six Months 2007 and Six Months 2006.

Net Income

Net income was $32.8 million and $44.5 million for Second Quarter 2007 and Second Quarter 2006, respectively. The decrease of $11.7 million in 2007 compared with 2006 is primarily due to the following factors:

•        a $17.2 million unrealized loss on derivative financial instruments in Second Quarter 2007 compared with a $5.7 million unrealized gain on derivative financial instruments in Second Quarter 2006, attributable to spreads widening

and includes no credit losses.    With considerable volatility continuing in the market, this amount will fluctuate significantly in future periods.

Offsetting this negative factor is:

•        an increase of $6.6 million in underwriting gain to $32.7 million in 2007, compared with a $26.1 million underwriting gain in 2006,

•        an increase of $3.6 million in net investment income to $30.9 million in Second Quarter 2007 from $27.3 million in Second Quarter 2006, which is primarily attributable to increased invested assets due to operating cash flows,

•        a $4.0 million reduction in our provision for income tax to $5.5 million in Second Quarter 2007, compared with $9.5 million in Second Quarter 2006.  This reduction is primarily attributable to the proportion of income recognized by each of our operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 35%, UK subsidiaries taxed at the UK marginal corporate tax rate of 30%, and no taxes for our Bermuda holding company and subsidiaries.

Net income was $71.8 million for Six Months 2007, compared with $79.4 million for Six Months 2006. The decrease of $7.6 million in 2007 compared with 2006 is primarily due to the same reasons mentioned above. In addition,  Six Months 2007 provision for income taxes includes a $4.1 million reduction of the Company’s FIN 48 liability, which was reduced subsequent to the adoption of FIN 48, due to final regulations on the treatment of a tax uncertainty regarding the use of consolidated losses.

Gross Written Premiums

	Three Months Ended June 30,		Six Months Ended June 30,
Gross Written Premiums	2007	2006	2007	2006
	($ in millions)

Financial guaranty direct	$62.7	$68.4	$112.2	$98.6
Financial guaranty reinsurance	25.5	41.7	44.2	60.5
Mortgage guaranty	0.5	1.2	1.5	3.8

Total financial guaranty gross written premiums	88.7	111.4	158.0	163.0

Other	0.1	0.1	3.4	3.9

Total gross written premiums	$88.8	$111.5	$161.4	$166.9

Gross written premiums for Second Quarter 2007 were $88.8 million compared with $111.5 million for Second Quarter 2006. Gross written premiums from our financial guaranty direct operations decreased $5.7 million in Second Quarter 2007 compared with Second Quarter 2006.  The decrease is primarily attributable to our international business, which generated $19.9 million of gross written premium in Second Quarter 2007 compared with $41.0 million during Second Quarter 2006.  Partially offsetting this reduced international premium was a $13.4 million increase in U.S. generated premium, primarily from our upfront public finance and installment structured finance business, as we continue to  execute our direct business strategy.  Our financial guaranty reinsurance segment decreased $16.2 million in Second Quarter 2007 compared with Second Quarter 2006 attributable to decreased premiums from upfront treaty and facultative cessions from our cedants and the non-renewal of certain treaties in 2006 and 2004.

Gross written premiums for Six Months 2007 were $161.4 million, compared with $166.9 million for Six Months 2006.  Gross written premiums in our financial guaranty reinsurance segment decreased primarily due to the same reasons mentioned above. Gross written premiums in our financial guaranty direct operations increased $13.6 million for Six Months 2007 compared with Six Months 2006 primarily due to a $18.3 million increase in U.S. generated business, mainly from our upfront public finance and installment structured finance business, as we continue to  execute our direct business strategy.  Partially offsetting this increase was a reduction of our international business to $31.7 million in Six Months 2007, compared with $41.0 million for Six Months 2006.

Net Earned Premiums

	Three Months Ended June 30,		Six Months Ended June 30,
Net Earned Premiums	2007	2006	2007	2006
	($ in millions)

Financial guaranty direct	$28.3	$21.2	$57.1	$41.9
Financial guaranty reinsurance	23.7	23.1	45.6	46.4
Mortgage guaranty	2.3	3.7	5.4	7.9

Total financial guaranty net earned premiums	54.2	48.2	108.1	96.2

Other	—	—	—	—

Total net earned premiums	$54.2	$48.2	$108.1	$96.2

Net earned premiums for Second Quarter 2007 were $54.2 million compared with $48.2 million for Second Quarter 2006, while net earned premiums for Six Months 2007 were $108.1 million, compared with $96.2 million for Six Months 2006.  Financial guaranty direct segment net earned premiums were $28.3 million for Second Quarter 2007 an increase of $7.1 million compared with Second Quarter 2006.  Financial guaranty direct segment net earned premium was $57.1 million for Six Months 2007 an  increase of  $15.2 million compared with Six Months 2006. The increase for both periods reflects the continued execution of our direct business strategy.

Net Investment Income

Net investment income was $30.9 million for Second Quarter 2007, compared with $27.3 million for Second Quarter 2006. The $3.6 million increase is attributable to increasing investment yields during the year, combined with increased invested assets due to positive operating cash flows.

Net investment income was $62.3 million for Six Months 2007, compared with $53.5 million for Six Months 2006.  Pre-tax book yields were 5.1% for both the six-month periods ended June 30, 2007 and 2006. The $8.8 million increase for Six Months 2007 compared with Six Months 2006 is primarily due to the same reasons mentioned above.

Net Realized Investment Losses

Net realized investment losses, principally from the sale of fixed maturity securities were $(1.5) million and $(1.0) million for Second Quarter 2007 and Second Quarter 2006, respectively, and $(1.8) million and $(2.0) million for Six Months 2007 and Six Months 2006, respectively. The Company had no write downs of investments for other than temporary impairment losses for the three and six months ended June 30, 2007 and 2006. Net realized investment losses, net of related income taxes, were $(1.3) million and $(0.8) million for Second Quarter 2007 and Second Quarter 2006, respectively, and $(1.5) million and $(1.4) million for Six Months 2007 and Six Months 2006, respectively.

Unrealized Gains (Losses) on Derivative Financial Instruments

Derivative financial instruments are recorded at fair value as required by FAS 133 and FAS 149. However, as explained under “—Critical Accounting Estimates,” we record part of the change in fair value in the loss and LAE reserves as well as in unearned premium reserves.  The fair value adjustment for Second Quarter 2007 was a $(17.2) million loss compared with a $5.7 million gain in Second Quarter 2006.  The fair value adjustment for Six Months 2007 was a $(26.9) million loss compared with a $5.7 million gain for Six Months 2006. The change in fair value for both periods is attributable to spreads widening and includes no credit losses.    With considerable volatility continuing in the market, this amount will fluctuate significantly in future periods. Unrealized gains (losses) on derivative financial instruments, net of related income taxes, were $(12.7) million and $4.3 million for Second Quarter 2007 and Second Quarter 2006, respectively, and $(19.6) million and $4.2 million for Six Months 2007 and Six Months 2006, respectively.

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

Loss and Loss Adjustment Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
Loss and Loss Adjustment Expenses	2007	2006	2007	2006
	($ in millions)
Financial guaranty direct	$1.7	$(2.5)	$2.9	$(4.3)
Financial guaranty reinsurance	(11.0)	5.7	(15.8)	8.5
Mortgage guaranty	0.1	0.4	0.2	0.2
Total financial guaranty loss and loss adjustment expenses	(9.1)	3.6	(12.6)	4.4
Other	—	(10.1)	(1.3)	(11.3)
Total loss and loss adjustment expenses	$(9.1)	$(6.5)	$(13.8)	$(6.9)

Loss and loss adjustment expenses (“LAE”) for Second Quarter 2007 and Second Quarter 2006 were $(9.1) million and $(6.5) million, respectively.  During Second Quarter 2007 the financial guaranty direct segment had loss and loss adjustment expenses of $1.7 million due to case reserve additions for two transactions underwritten prior to our IPO, while Second Quarter 2006 results were primarily attributable to a $2.1 million  release of portfolio reserves as a result of the early termination of 20 swap transactions based on the counterparties’ right to terminate.  During Second Quarter 2007 we decreased loss reserves $11.0 million in our financial guaranty reinsurance segment, principally related to a portfolio reserve release associated with the restructuring of a European infrastructure transaction.  During Second Quarter 2006 we increased loss reserves $5.4 million in our financial guaranty reinsurance segment, of which $3.8 million related to a ratings downgrade of a European infrastructure  transaction and $1.6 million related to the ratings downgrade of various credits.  The other segment had loss recoveries of $10.1 million for Second Quarter 2006, while Second Quarter 2007 experienced no such recoveries.

Loss and LAE for Six Months 2007 and Six Months 2006 were $(13.8) million and $(6.9) million, respectively.  In addition to Second Quarter 2007 and 2006  activity, results for the financial guaranty direct segment for Six Months 2007 includes a $1.0 million portfolio reserve increase, primarily attributable to downgrades of transactions in our CMC list related to the subprime mortgage market, while Six Months 2006 included a net recovery of $2.5 million relating to the settlement of a subprime mortgage transaction.  In addition to the Second Quarter 2007 and 2006 activity mentioned above,  the financial guaranty reinsurance segment had $(4.8) million of incurred losses principally due to aircraft-related transactions during Six Months 2007,while  Six Months 2006 included a $2.5 million case reserve addition due to a U.S. public infrastructure transaction. The other segment had loss recoveries of $1.3 million and $11.3 million for Six Months 2007 and Six Months 2006, respectively.

Profit Commission Expense

Profit commissions allow the ceding company to share favorable experience on a reinsurance contract due to lower than expected losses. Expected or favorable loss development generates profit commission expense, while the inverse occurs on unfavorable loss development. Portfolio reserves are not a component of these profit commission calculations. Profit commissions for Second Quarter 2007 and Six Months 2007 were $0.9 million and $2.5 million, respectively, compared with $1.7 million and $3.0 million for the comparable periods in the prior year.     The decrease for both periods is primarily related a $0.5 million release of profit commission reserves during Second Quarter 2007 based on updated information received from cedants and the remainder of the decrease is associated with the run-off of mortgage guaranty experience rated quota share treaties.

Acquisition Costs

Acquisition costs primarily consist of ceding commissions, brokerage fees and operating expenses that are related to the acquisition of new business. Acquisition costs that vary with and are directly related to the acquisition of new business are deferred and amortized in relation to earned premium. For Second Quarter 2007 and Second Quarter 2006, acquisition costs incurred were $10.9 million and $11.3 million, respectively, while Six Months 2007 and Six Months 2006 acquisition costs incurred were $21.7 million and $22.1 million, respectively. These amounts are consistent with changes in net earned premium from non-derivative transactions.

Operating Expenses

For Second Quarter 2007 and Second Quarter 2006, operating expenses were $18.8 million and $15.6 million, respectively.  Operating expenses for Six Months 2007 were $39.5 million, compared with $32.8 million for Six Months 2006.  The $3.2 million increase for Second Quarter 2007 compared with Second Quarter 2006 and the $6.7 million increase for Six Months 2007 compared with Six Months 2006 was mainly due to the amortization of restricted stock and stock option awards, primarily due to the accelerated vesting of these awards for retirement eligible employees.  Also contributing to the increase are higher salaries and related employee benefits, due to staffing additions and merit increases.

Interest Expense

For Second Quarter 2007 and Second Quarter 2006, interest expense was $5.8 million and $3.4 million, respectively. For Six Months 2007 and Six Months 2006, interest expense was $11.9 million and $6.7 million, respectively. Second Quarter 2007 and Six Months 2007 amounts are mainly comprised of $3.3 million and $6.7 million, respectively, of interest expense related to the issuance of our 7% Senior Notes (“Senior Notes”) in May 2004 and $2.5 million and $4.9 million, respectively, of interest expense related to the issuance of our 6.40% Series A Enhanced Junior Subordinated Debentures in December 2006.  The coupon on the Senior Notes is 7.0%, however, the effective rate is approximately 6.4%, which reflects the effect of a cash flow hedge executed by the Company in March 2004. The $3.3 million and $6.7 million of  interest expense in both 2006 periods is related to the issuance of Senior Notes.

Other Expenses

For both Second Quarter 2007 and Second Quarter 2006, other expenses were $0.7 million, while for both Six Months 2007 and Six Months 2006, other expenses were $1.3 million. The 2007 and 2006 amounts reflect the put option premiums associated with Assured Guaranty Corp.’s (“AGC”) $200.0 million committed capital securities.

Income Tax

For Second Quarter 2007 and Second Quarter 2006, income tax expense was $5.5 million and $9.5 million, respectively.  For Six Months 2007 and Six Months 2006, income tax expense was $6.9 million and $15.1 million, respectively.  Our effective tax rate was 14.4% and 8.8% for Second Quarter 2007 and Six Months 2007, respectively, compared with 17.5% and 15.9% for Second Quarter 2006 and Six Months 2006, respectively. Our effective tax rates reflect the proportion of income recognized by each of our operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 35%, UK subsidiaries taxed at the UK marginal corporate tax rate of 30%, and no taxes for our Bermuda holding company and subsidiaries.  Accordingly, our overall corporate effective tax rate fluctuates based on the distribution of taxable income across these jurisdictions.  Second Quarter 2007 and Six Months 2007 include $(17.2) million and $(26.9) million, respectively, of unrealized losses on derivative financial instruments, the majority of which is associated with subsidiaries taxed in the U.S., compared with a $5.7 million  unrealized gain on derivative financial instruments in both First Quarter 2006 and Six Months 2006. Six Months 2007 also  included a $4.1 million reduction of the Company’s FIN 48 liability, which was reduced subsequent to adoption of FIN 48, due to final regulations on the treatment of a tax uncertainty regarding the use of consolidated losses.   Second Quarter 2006 and Six Months 2006 includes $3.5 million of income tax expense related to the $10.1 million of loss recoveries from our other segment.

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

The table below summarizes the financial results of our financial guaranty direct segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	($ in millions)

Gross written premiums	$62.7	$68.4	$112.2	$98.6
Net written premiums	59.0	67.8	107.9	97.5
Net earned premiums	28.3	21.2	57.1	41.9
Loss and loss adjustment expenses	1.7	(2.5)	2.9	(4.3)
Profit commission expense	—	—	—	—
Acquisition costs	2.3	2.3	5.3	4.2
Operating expenses	14.5	12.0	30.4	25.4

Underwriting gain	$9.8	$9.4	$18.5	$16.6

Loss and loss adjustment expense ratio	6.0%	(11.7)%	5.1%	(10.2)%
Expense ratio	59.4%	67.4%	62.5%	70.6%

Combined ratio	65.4%	55.7%	67.6%	60.4%

	Three Months Ended June 30,		Six Months Ended June 30,
Gross Written Premiums	2007	2006	2007	2006
	($ in millions)

Public finance	$36.2	$47.6	$58.0	$56.5
Structured finance	26.5	20.8	54.2	42.1

Total	$62.7	$68.4	$112.2	$98.6

For Second Quarter 2007 the financial guaranty direct segment contributed $62.7 million to gross written premiums, a decrease of $5.7 million, compared with $68.4 million for Second Quarter 2006. The decrease is mainly attributable to our international business which generated $19.9 million of gross written premium in Second Quarter 2007 compared with $41.0 million during Second Quarter 2006.  Partially offsetting this reduced international business premium was a $13.4 million increase in U.S. premium, primarily from our upfront public finance and installment structured finance business, as we continue to  execute our direct business strategy.  Gross written premiums for Six Months 2007 and Six Months 2006 were $112.2 million and $98.6 million, respectively.  Gross written premiums in our financial guaranty direct operations increased $13.6 million for Six Months 2007 compared with Six Months 2006 primarily due to a $18.3 million increase in U.S. generated business, mainly from our upfront public finance and installment structured finance business, as we continue to  execute our direct business strategy.  Partially offsetting this increase was a reduction of our international business to $31.7 million in Six Months 2007, compared with $41.0 million for Six Months 2006.

Generally, gross and net written premiums from the public finance market are received upfront, while the structured finance and credit derivatives markets have been received on an installment basis. For Six Months 2007, 50% of gross written premiums in this segment were upfront premiums and 50% were installment premiums. For Six Months 2006, 56% of gross written premiums in this segment were upfront premiums and 44% were installment premiums.

	Three Months Ended June 30,		Six Months Ended June 30,
Net Written Premiums	2007	2006	2007	2006
	($ in millions)

Public finance	$34.0	$47.6	$55.8	$56.5
Structured finance	25.0	20.2	52.1	41.0

Total	$59.0	$67.8	$107.9	$97.5

For Second Quarter 2007 and Six Months 2007, net written premiums were $59.0 million and $107.9 million, respectively, compared with $67.8 million for Second Quarter 2006 and $97.5 million for Six Months 2006.  The variances in net written premiums are consistent with the variances in gross written premiums as we typically retain a substantial portion of this business.

	Three Months Ended June 30,		Six Months Ended June 30,
Net Earned Premiums	2007	2006	2007	2006
	($ in millions)

Public finance	$2.8	$1.4	$7.0	$2.7
Structured finance	25.5	19.8	50.1	39.2

Total	$28.3	$21.2	$57.1	$41.9

Included in public finance direct net earned premiums are refundings of	$—	$—	$1.7	$—

Net earned premiums for Second Quarter 2007 were $28.3 million compared with $21.2 million for Second Quarter 2006, reflecting the continued execution of our direct business strategy.  Net earned premiums for Six Months 2007 increased $15.2 million compared with Six Months 2006.  Included in Six Months 2007 financial guaranty direct net earned premiums are $1.7 million of public finance refundings, which reflect the unscheduled pre-payment or refundings of underlying municipal bonds. These unscheduled refundings are sensitive to market interest rates.  There were no unscheduled refundings for Six Months 2006.  We evaluate our net earned premiums both including and excluding these refundings.

Losses and LAE were $1.7 million and $(2.5) million, respectively, for Second Quarter 2007 and Second Quarter 2006, while Loss and LAE were $2.9 million and $(4.3) million for Six Months 2007 and Six Months 2006, respectively.  Second  Quarter 2007 includes case reserve additions of $1.7 million for two transactions underwritten prior to our IPO.  Second Quarter 2006 included a $2.1 million  release of portfolio reserves as a result of the early termination of 20 swap transactions based on the counterparties’ right to terminate.

 In addition to the reduction discussed above, Six Months 2007 includes a $1.0 million portfolio reserve increase, primarily attributable to downgrades of transactions in our CMC list related to the subprime mortgage market, while Six Months 2006 included a net recovery of $2.5 million relating to the settlement of a subprime mortgage transaction.

Acquisition costs incurred for Second Quarter 2007 and Six Months 2007 were $2.3 million and $5.3 million, respectively. For Second Quarter 2006 and Six Months 2006 acquisition costs were $2.3 million and $4.2 million, respectively. The changes in acquisition costs incurred over the periods are directly related to changes in net earned premium from non-derivative transactions.

Operating expenses for Second Quarter 2007 and Second Quarter 2006 were $14.5 million and $12.0 million, respectively.  Operating expenses for Six Months 2007 were $30.4 million, compared with $25.4 million for Six Months 2006. The increase in operating expenses for the periods is mainly due to the amortization of restricted stock and stock option awards, primarily due to the accelerated vesting of these awards for retirement eligible employees.  Also contributing to the increase are higher salaries and related employee benefits, due to staffing additions and merit increases.

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

The table below summarizes the financial results of our financial guaranty reinsurance segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	($ in millions)

Gross written premiums	$25.5	$41.7	$44.2	$60.5
Net written premiums	25.5	41.3	44.0	59.8
Net earned premiums	23.7	23.1	45.6	46.4
Loss and loss adjustment expenses	(11.0)	5.7	(15.8)	8.5
Profit commission expense	0.5	1.0	1.4	1.4
Acquisition costs	8.6	8.5	16.3	17.2
Operating expenses	3.9	3.4	8.3	6.8

Underwriting gain	$21.7	$4.6	$35.3	$12.6

Loss and loss adjustment expense ratio	(46.4)%	24.6%	(34.6)%	18.3%
Expense ratio	54.9%	55.4%	57.1%	54.5%

Combined ratio	8.5%	80.0%	22.5%	72.8%

	Three Months Ended June 30,		Six Months Ended June 30,
Gross Written Premiums	2007	2006	2007	2006
	($ in millions)

Public finance	$19.6	$33.2	$32.2	$44.6
Structured finance	5.9	8.5	12.0	15.9

Total	$25.5	$41.7	$44.2	$60.5

Gross written premiums for our financial guaranty reinsurance segment include upfront premiums on transactions underwritten during the period, plus installment premiums on business primarily underwritten in prior periods. Consequently, this amount is affected by changes in the business mix between public finance and structured finance.  For Six Months 2007, 59% of gross written premiums in this segment were upfront premiums and 41%

were installment premiums. For Six Months 2006, 67% of gross written premiums in this segment were upfront premiums and 33% were installment premiums.

Gross written premiums for Second Quarter 2007 were $25.5 million, a decrease of $16.2 million, compared with $41.7 million for Second Quarter 2006, while gross written premiums for Six Months 2007 were $44.2 million, a decrease of $16.3 million, compared with $60.5 million for Six Months 2006. The decrease for both periods is attributable to  decreased premiums from upfront treaty and facultative cessions from our cedants in Second Quarter 2007, compared with  Second Quarter 2006 and the non-renewal of certain treaties in 2006 and 2004.

The following table summarizes the Company’s gross written premiums by type of contract:

	Three Months Ended June 30,		Six Months Ended June 30,
Gross Written Premiums	2007	2006	2007	2006
	($ in millions)

Treaty	$16.9	$29.1	$31.1	$41.1
Facultative	8.6	12.6	13.1	19.4

Total	$25.5	$41.7	$44.2	$60.5

The following table summarizes the Company’s gross written premiums by significant client:

	Three Months Ended June 30,		Six Months Ended June 30,
Gross Written Premiums by Client	2007	2006	2007	2006
	($ in millions)

Financial Security Assurance Inc	$12.1	$18.2	$22.9	$25.7
Ambac Assurance Corporation(1)	3.3	10.5	6.7	14.8
XL Capital Assurance Ltd.	5.0	0.3	5.6	0.5
Financial Guaranty Insurance Company	2.5	9.5	4.8	12.9
MBIA Insurance Corporation	2.6	2.3	4.1	5.8

(1)  Effective July 1, 2006, Ambac Assurance Corporation provided notice of a non-renewal of the quota share treaty on a run-off basis.

	Three Months Ended June 30,		Six Months Ended June 30,
Net Written Premiums	2007	2006	2007	2006
	($ in millions)

Public finance	$19.6	$32.9	$32.0	$44.0
Structured finance	5.9	8.4	12.0	15.8

Total	$25.5	$41.3	$44.0	$59.8

For Second Quarter 2007 and Six Months 2007, net written premiums were $25.5 million and $44.0 million, respectively, compared with $41.3 million and $59.8 million, respectively, for the same periods last year.  Both decreases of $15.8 million, are consistent with the decreases in gross written premiums because, to date, we have not retroceded a significant amount of premium to external reinsurers.

	Three Months Ended June 30,		Six Months Ended June 30,
Net Earned Premiums	2007	2006	2007	2006
	($ in millions)

Public finance	$16.9	$14.4	$32.9	$30.0
Structured finance	6.8	8.7	12.7	16.4

Total	$23.7	$23.1	$45.6	$46.4

Included in public finance reinsurance net earned premiums are refundings of	$6.4	$1.7	$9.6	$5.3

Net earned premiums for Second Quarter 2007 and Six Months 2007 were $23.7 million and $45.6 million, respectively, compared with $23.1 million and $46.4 million for Second Quarter 2006 and Six Months 2006, respectively. Public finance transactions traditionally have a longer weighted average life than structured finance transactions.  Public finance net earned premiums also include refundings, which reflect the unscheduled pre-payment or refundings of underlying municipal bonds. These unscheduled refundings, which were $6.4 million and $9.6 million for Second Quarter 2007 and Six Months 2007, respectively, compared with $1.7 million and $5.3 million, respectively, for the same periods last year, are sensitive to market interest rates.  We evaluate our net earned premiums both including and excluding these refundings. Excluding these refundings, our financial guaranty reinsurance segment net earned premiums decreased for Second Quarter 2007 and Six Months 2007, when compared with the same periods last year due to the non-renewal of certain treaties.

Losses and LAE were $(11.0) million and $5.7 million for Second Quarter 2007 and Second Quarter 2006, respectively.  During Second Quarter 2007 we had a portfolio reserve release  related to the restructuring of a European infrastructure transaction.   During Second Quarter 2006 we increased loss reserves $5.4 million, of which $3.8 million related to a ratings downgrade of a European infrastructure  transaction and $1.6 million related to the ratings downgrade of various credits.

Losses and LAE were $(15.8) million and $8.5 million for Six Months 2007 and Six Months 2006, respectively.  In addition to Second Quarter 2007 activity, discussed above,  the financial guaranty reinsurance segment had $(4.8) million of incurred losses principally due to aircraft-related transactions during Six Months 2007.  In addition to the reserve increases mentioned above,  Six Months 2006 included a $2.5 million case reserve addition due to a U.S. public infrastructure transaction. Also included in Six Months 2006 are various additions to case reserves totaling $0.7 million and incurred and paid LAE of $0.6 million related to the same European infrastructure transaction mentioned above.  Offsetting these additions was a $1.0 million release of portfolio reserves.

Profit commission expense was $0.5 million in Second Quarter 2007 compared to $1.0 million in Second Quarter 2006, and $1.4 million in both Six Months 2007 and Six Months 2006.  Second Quarter 2007 includes  a $0.5 million release of profit commission reserves based on updated information received from cedants, while Six Months 2006 included  a $0.4 million release of profit commission reserves based on updated information received from cedants.

For Second Quarter 2007 and Second Quarter 2006, acquisition costs incurred were $8.6 million and $8.5 million, respectively, while acquisition costs incurred were $16.3 million for Six Months 2007 compared with $17.2 million for Six Months 2006. The changes in acquisition costs incurred over the periods are directly related to changes in net earned premium.

Operating expenses for Second Quarter 2007 and Second Quarter 2006 were $3.9 million and $3.4 million, respectively.  Operating expenses for Six Months 2007 were $8.3 million, compared with $6.8 million for Six Months 2006. The increase in operating expenses for the periods is mainly due to the amortization of restricted stock and stock option awards, primarily due to the accelerated vesting of these awards for retirement eligible employees.  Also contributing to the increase are higher salaries and related employee benefits, due to staffing additions and merit increases.

Mortgage Guaranty Segment

Mortgage guaranty insurance provides protection to mortgage lending institutions against the default of borrowers on mortgage loans that, at the time of the advance, had a loan-to-value ratio in excess of a specified ratio. We primarily function as a reinsurer in this industry and assume all or a portion of the risks undertaken by primary mortgage insurers.

The table below summarizes the financial results of our mortgage guaranty segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	($ in millions)

Gross written premiums	$0.5	$1.2	$1.5	$3.8
Net written premiums	0.5	1.2	1.5	3.8
Net earned premiums	2.3	3.7	5.4	7.9
Loss and loss adjustment expenses	0.1	0.4	0.2	0.2
Profit commission expense	0.4	0.7	1.1	1.6
Acquisition costs	—	0.3	0.2	0.6
Operating expenses	0.5	0.3	0.8	0.6

Underwriting gain	$1.3	$2.0	$3.1	$4.8

Loss and loss adjustment expense ratio	4.3%	9.4%	3.7%	2.5%
Expense ratio	39.1%	36.4%	38.3%	36.2%

Combined ratio	43.4%	45.8%	42.0%	38.7%

Gross written premiums for Second Quarter 2007 and Six Months 2007 were $0.5 million and $1.5 million, respectively, compared with $1.2 million and $3.8 million for the comparable periods in 2006.  The decrease in gross written premiums is primarily related to the run-off of our quota share treaty business as well as commutations executed in the latter part of 2006.

Net written premiums for Second Quarter 2007 and Six Months 2007 were $0.5 million and $1.5 million, respectively, compared with $1.2 million and $3.8 million for the comparable periods in 2006. This is consistent with gross written premiums, as we do not cede a significant amount of our mortgage guaranty business.

For Second Quarter 2007 and Second Quarter 2006, net earned premiums were $2.3 million and $3.7 million, respectively.  For Six Months 2007 net earned premiums were $5.4 million compared with $7.9 million for Six Months 2006.  The decrease in net earned premiums for both periods  reflects the run-off of our quota share treaty business as well as commutations executed in 2007 and the latter part of 2006.

Loss and LAE were $0.1 million and $0.4 million for Second Quarter 2007 and Second Quarter 2006, respectively.  Loss and LAE for both Six Months 2007 and Six Months 2006 was $0.2 million. During Second Quarter 2006 portfolio reserves were increased $0.4 million reflecting  continued earnings from the  remaining in-force exposure on our excess of loss mortgage insurance contracts.  Offsetting the portfolio increase mentioned above, Six Months 2006, included a $0.2 million reduction of case reserves, reflecting the run-off of our quota share treaty business.

Profit commission expense for Second Quarter 2007 and Second Quarter 2006 was $0.4 million and $0.7 million, respectively. For Six Months 2007 profit commission expense decreased to $1.1 million, compared with $1.6 million for Six Months 2006.  The decrease in profit commission expense for 2007 compared with 2006 is primarily due to the run-off of mortgage guaranty experience rated quota share treaties, which have a large profit commission component.

Acquisition costs incurred for Second Quarter 2006 were $0.3 million.  Second Quarter 2007 had no incurred acquisition costs.  Acquisition costs incurred for Six Months 2007 were $0.2 million compared with $0.6 million for Six Months 2006. The decline in acquisition costs incurred in 2007 compared with 2006 is directly related to the decline in net earned premiums.

Operating expenses for  Second Quarter 2007 and Second Quarter 2006 were $0.5 million and $0.3 million, respectively,  while for Six Months 2007  they were $0.8 million compared with $0.6 million for Six Months 2006.  The increase in operating expenses for the periods is mainly due to the amortization of restricted stock and stock option awards, primarily due to the accelerated vesting of these awards for retirement eligible employees.  Also contributing to the increase are higher salaries and related employee benefits, due to staffing additions and merit increases.

Other Segment

The other segment represents lines of business that we exited or sold as part of our 2004 IPO.

The other segment had no earned premiums during 2007 or 2006.  However, during  Six Months 2007, due to loss recoveries the other segment generated $1.3 million of  underwriting gains, as compared with $10.1 million and $11.3 million for Second Quarter 2006 and Six Months 2006, respectively.  The other segment did not record an underwriting gain (loss) during Second Quarter 2007.

Liquidity and Capital Resources

Our liquidity, both on a short-term basis (for the next twelve months) and a long-term basis (beyond the next twelve months), is largely dependent upon: (1) the ability of our operating subsidiaries to pay dividends or make other payments to us, (2) external financings and (3) net investment income from our invested assets. Our liquidity requirements include the payment of our operating expenses, interest on our debt, and dividends on our common shares. We may also require liquidity to make periodic capital investments in our operating subsidiaries. In the ordinary course of our business, we evaluate our liquidity needs and capital resources in light of holding company expenses, debt-related expenses and our dividend policy, as well as rating agency considerations. Based on the amount of dividends we expect to receive from our subsidiaries and the income we expect to receive from our invested assets, management believes that we will have sufficient liquidity to satisfy our needs over the next twelve months, including the ability to pay dividends on our common shares. Total cash paid in Six Months 2007 and Six Months 2006 for dividends to shareholders was $5.5 million, or $0.08 per common share, and $5.3 million, or $0.07 per common share, respectively. Beyond the next twelve months, the ability of our operating subsidiaries to declare and pay dividends may be influenced by a variety of factors including market conditions, insurance and rating agencies regulations and general economic conditions. Consequently, although management believes that we will continue to have sufficient liquidity to meet our debt service and other obligations over the long term, it remains possible that we may be required to seek external debt or equity financing in order to meet our operating expenses, debt service obligations or pay dividends on our common shares.

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

Liquidity at our operating subsidiaries is used to pay operating expenses, claims, payment obligations with respect to credit derivatives, reinsurance premiums and dividends to AGUS for debt service and dividends to us, as well as, where appropriate, to make capital investments in their own subsidiaries. In addition, certain of our operating companies may be required to post collateral in connection with credit derivatives and reinsurance transactions. Management believes that these subsidiaries’ operating needs generally can be met from operating cash flow, including gross written premium and investment income from their respective investment portfolios.

Net cash flows provided by operating activities were $91.5 million and $90.6 million during Six Months 2007 and Six Months 2006, respectively. Cash flows provided by operating activities remained relatively flat across both periods due to the large proportion of upfront premiums received in both our financial guaranty direct and financial guaranty reinsurance segments during both periods.   Six Months 2006 also included a $10.1 million loss recovery from business in our other segment, which was exited in connection with the IPO.

Net cash flows used in investing activities were $64.1  million and $41.6 million during Six Months 2007 and Six Months 2006, respectively. These investing activities consist of net purchases and sales of fixed maturity securities and short-term investments.

Net cash flows used in financing activities were $9.0  million and $26.8 million during Six Months 2007 and Six Months 2006, respectively.  During Six Months 2007 we paid $5.5  million in dividends, $2.7 million, net, under our option and incentive plans and $0.4 million in debt issue costs related to $150.0 million of Series A Enhanced Junior Subordinated Debentures issued in December 2006. During Six Months 2006 we paid $5.3 million in dividends and $2.3 million, net, under our stock award plans. In addition, in April 2006, the Company repaid $2.1 million of notes outstanding and related interest to subsidiaries of ACE. These notes were assumed in connection with the IPO.

On May 4, 2006, the Company’s Board of Directors approved a share repurchase program for 1.0 million common shares. Share repurchases will take place at management’s discretion depending on market conditions. During Six Months 2007 and Six Months 2006, we paid $0.5 million and  $17.2 million to repurchase 18,300 shares and 0.7 million shares of our Common Stock, respectively.

As of June 30, 2007 our future cash payments associated with contractual obligations pursuant to our operating leases for office space and have not materially changed since December 31, 2006.

Credit Facilities

Non-Recourse Credit Facilities

AG Re Credit Facility

On July 31, 2007 AG Re entered into a non-recourse credit facility (“AG Re Credit Facility”) with a syndicate of banks which provides up to $200.0 million to satisfy certain reinsurance agreements and obligations. The AG Re Credit Facility expires in July 2014.

AG Re’s failure to comply with certain covenants under the AG Re Credit Facility could, subject to grace periods in the case of certain covenants, result in an event of default. This could require AG Re to repay potential outstanding borrowings in an accelerated manner.

AGC Credit Facility

AGC is also party to a non-recourse credit facility (“AGC Credit Facility”) with a syndicate of banks which provides up to $175.0 million specifically designed to provide rating agency qualified capital to further support AGC’s claims paying resources. The AGC Credit Facility expires in December 2010. As of June 30, 2007 and December 31, 2006, no amounts were outstanding under this facility nor have there been any borrowings under the life of this facility.

AGC’s failure to comply with certain covenants under the AGC Credit Facility could, subject to grace periods in the case of certain covenants, result in an event of default. This could require AGC to repay any outstanding borrowings in an accelerated manner.

The AGC Credit Facility was terminated on July 31, 2007 and replaced by the AG Re Credit Facility discussed above.

Investment Portfolio

Our investment portfolio consisted of $2,422.6  million of fixed maturity securities, $63.2  million of short-term investments and had a duration of 4.6 years as of June 30, 2007, compared with $2,331.1 million of fixed maturity securities, $134.1 million of short-term investments and had a duration of 3.9 years as of December 31, 2006. Our fixed maturity securities are designated as available-for-sale in accordance with FAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”). Fixed maturity securities are reported at their fair value in accordance with FAS 115, and the change in fair value is reported as part of accumulated other comprehensive income. If we believe the decline in fair value is “other than temporary,” we write down the carrying value of the investment and record a realized loss in our statement of operations.

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

The following table summarizes the ratings distributions of our investment portfolio as of June 30, 2007 and December 31, 2006. Ratings are represented by the lower of the Moody’s Investors Service and Standard & Poor’s Inc., a Division of The McGraw-Hill Companies, Inc., classifications.

	As of June 30, 2007	As of December 31, 2006

AAA or equivalent	82.4%	81.8%
AA	12.7%	13.5%
A	4.9%	4.7%
Total	100.0%	100.0%

As of June 30, 2007 and December 31, 2006, our investment portfolio did not contain any securities that were not rated or rated below investment grade.

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

Under agreements with our cedants and in accordance with statutory requirements, we maintain fixed maturity securities in trust accounts for the benefit of reinsured companies and for the protection of policyholders, generally in states where we or our subsidiaries, as applicable, are not licensed or accredited. The carrying value of such restricted balances as of June 30, 2007 and December 31, 2006 was $600.7 million and $610.5 million, respectively.

Under certain derivative contracts, we are required to post eligible securities as collateral, generally cash or U.S. government or agency securities. The need to post collateral under these transactions is generally based on marked to market valuations in excess of contractual thresholds. The fair market values of our pledged securities totaled $0.9 million as of June 30, 2007 and December 31, 2006.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 applies to other accounting pronouncements that require or permit fair value measurements, since the FASB had previously concluded in those accounting pronouncements that fair value is the relevant measure. Accordingly, FAS 157 does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company plans to adopt FAS 157 at the beginning of 2008. The Company is currently evaluating the impact, if any, that FAS 157 will have on its results of operations or financial position.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“FAS 159”). FAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, FAS 159 specifies that all subsequent changes in fair value for that instrument shall be reported in unrealized (losses) gains on derivative financial instruments in the Statement of Operations and Comprehensive Income. FAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Earlier adoption of FAS 159 is permitted, but we do not intend to early adopt. The Company is currently evaluating the impact, if any, that FAS 159 will have on its results of operations or financial position.

In April 2007, the FASB Staff issued FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FSP FIN 39-1”), which permits companies to offset cash collateral receivables or payables with net derivative positions under certain circumstances. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. FSP FIN 39-1 will not affect our results of operations or financial position, though it may affect the balance sheet classification of certain assets and liabilities.

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

There has been no change in the Company’s internal controls over financial reporting during the Company’s quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

Issuer’s Purchases of Equity Securities

The following table reflects purchases made by the Company during the three months ended June 30, 2007:

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Number of Shares that May Yet Be Purchased Under the Program
April 1 – April 30	72,614	(1)	$28.63	—	150,460
May 1 – May 31	1,565	(1)	$30.35	—	150,460
June 1 – June 30	18,395	(2)	$28.60	18,300	132,160

Total	92,574		$28.66	18,300

(1)             72,614 shares and 1,565 shares were repurchased from employees in connection with the payment of withholding taxes due in connection with the vesting of restricted stock awards.

(2)             95 shares were repurchased from employees in connection with the payment of withholding taxes due in connection with the vesting of restricted stock awards

Items 3, 4 and 5 are omitted either because they are inapplicable or because the answer to such question is negative.

Item 6 — Exhibits

See Exhibit Index for a list of exhibits filed with this report.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Assured Guaranty Ltd.(Registrant)
Dated: August 9, 2007	By:	/s/ Robert B. Mills
Robert B. Mills
Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Restricted Stock Unit Agreement for Outside Directors under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan*

10.2	$200.0 million soft-capital credit facility

31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Assured Guaranty Corp.’s Consolidated Unaudited Financial Statements as of June 30, 2007 and December 31, 2006 and for the Three and Six Months Ended June 30, 2007 and 2006

*                    Management contract or compensatory plan