Form 10-Q
period 2007-09-30
ASSURED GUARANTY LTD
filed 2007-11-08
CIK 1273813

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
transition Period from to

Commission File No. 001-32141

ASSURED GUARANTY LTD.
(Exact name of registrant as specified in its charter)

Bermuda (State or other jurisdiction of incorporation)	98-0429991 (I.R.S. employer identification no.)
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

YES    ☒                NO    ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒                Accelerated filer ☐                Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        The number of registrant's Common Shares ($0.01 par value) outstanding as of November 1, 2007 was 67,722,712.

ASSURED GUARANTY LTD.
INDEX TO FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Assured Guaranty Ltd.
Consolidated Balance Sheets
(in thousands of U.S. dollars, except per share and share amounts)
(Unaudited)

	September 30, 2007	December 31, 2006
Assets
Fixed maturity securities, at fair value (amortized cost: $2,428,761 in 2007 and $2,286,373 in 2006)	$2,461,836	$2,331,071
Short-term investments, at cost which approximates fair value	152,154	134,064

Total investments	2,613,990	2,465,135
Cash and cash equivalents	25,222	4,785
Accrued investment income	25,683	24,195
Deferred acquisition costs	227,513	217,029
Prepaid reinsurance premiums	17,426	7,500
Reinsurance recoverable on ceded losses	8,962	10,889
Premiums receivable	41,057	41,565
Goodwill	85,417	85,417
Unrealized gains on derivative financial instruments	21,329	52,596
Deferred tax asset	39,705	—
Receivables for securities sold	5,361	626
Other assets	25,939	25,603

Total assets	$3,137,604	$2,935,340

Liabilities and shareholders' equity
Liabilities
Unearned premium reserves	$723,983	$644,496
Reserves for losses and loss adjustment expenses	113,853	120,600
Profit commissions payable	19,183	35,994
Reinsurance balances payable	8,157	7,199
Current income taxes payable	4,448	7,196
Deferred income taxes	—	39,906
Funds held by Company under reinsurance contracts	24,997	21,412
Unrealized losses on derivative financial instruments	223,322	6,687
Senior Notes	197,399	197,375
Series A Enhanced Junior Subordinated Debentures	149,730	149,708
Liability for tax basis step-up adjustment	10,080	14,990
Payables for securities purchased	14,738	—
Other liabilities	43,363	39,016

Total liabilities	1,533,253	1,284,579

Commitments and contingencies
Shareholders' equity
Common stock ($0.01 par value, 500,000,000 shares authorized; 67,715,653 and 67,534,024 shares issued and outstanding in 2007 and 2006)	677	675
Additional paid-in capital	721,003	711,256
Retained earnings	848,083	896,947
Accumulated other comprehensive income	34,588	41,883

Total shareholders' equity	1,604,351	1,650,761

Total liabilities and shareholders' equity	$3,137,604	$2,935,340

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Consolidated Statements of Operations and Comprehensive Income
(in thousands of U.S. dollars, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues
Gross written premiums	$89,347	$73,634	$250,717	$240,502
Ceded premiums	(9,037)	(560)	(17,096)	(6,299)

Net written premiums	80,310	73,074	233,621	234,203
Increase in net unearned premium reserves	(24,073)	(21,127)	(69,273)	(86,017)

Net earned premiums	56,237	51,947	164,348	148,186
Net investment income	31,846	28,472	94,188	81,965
Net realized investment (losses) gains	(119)	72	(1,938)	(1,939)
Unrealized (losses) gains on derivative financial instruments	(220,965)	(1,591)	(247,902)	4,151
Other income	370	1	370	24

Total revenues	(132,631)	78,901	9,066	232,387

Expenses
Loss and loss adjustment expenses	3,734	888	(10,096)	(6,007)
Profit commission expense	1,140	1,649	3,622	4,654
Acquisition costs	10,297	11,348	32,038	33,441
Other operating expenses	19,853	16,495	59,387	49,260
Interest expense	5,856	3,364	17,709	10,106
Other expense	620	611	1,872	1,917

Total expenses	41,500	34,355	104,532	93,371

(Loss) income before (benefit) provision for income taxes	(174,131)	44,546	(95,466)	139,016
(Benefit) provision for income taxes
Current	2,666	(2,873)	7,789	5,935
Deferred	(61,839)	9,517	(60,053)	15,783

Total (benefit) provision for income taxes	(59,173)	6,644	(52,264)	21,718

Net (loss) income	(114,958)	37,902	(43,202)	117,298

Other comprehensive income (loss), net of taxes
Unrealized holding gains (losses) on fixed maturity securities arising during the year	25,241	37,136	(9,302)	(5,943)
Reclassification adjustment for realized losses (gains) included in net (loss) income	243	(26)	1,732	1,411

Change in net unrealized gains on fixed maturity securities	25,484	37,110	(7,570)	(4,532)
Change in cumulative translation adjustment	204	829	589	1,810
Cash flow hedge	(105)	(105)	(314)	(314)

Other comprehensive income (loss), net of taxes	25,583	37,834	(7,295)	(3,036)

Comprehensive (loss) income	$(89,375)	$75,736	$(50,497)	$114,262

(Loss) earnings per share:
Basic	$(1.70)	$0.52	$(0.64)	$1.60
Diluted	$(1.70)	$0.51	$(0.64)	$1.57
Dividends per share	$0.04	$0.035	$0.12	$0.105

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Consolidated Statements of Shareholders' Equity
For Nine Months Ended September 30, 2007
(in thousands of U.S. dollars except per share amounts)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance, December 31, 2006	$675	$711,256	$896,947	$41,883	$1,650,761
Cumulative effect of FIN 48 adoption	—	—	2,629	—	2,629
Net loss	—	—	(43,202)	—	(43,202)
Dividends ($0.12 per share)	—	—	(8,291)	—	(8,291)
Common stock repurchases	(2)	(3,746)	—	—	(3,748)
Shares cancelled to pay withholding taxes	(1)	(4,054)	—	—	(4,055)
Stock options exercised	1	1,186	—	—	1,187
Tax benefit for stock options exercised	—	142	—	—	142
Shares issued under ESPP	—	328	—	—	328
Share-based compensation and other	4	15,891	—	—	15,895
Change in cash flow hedge, net of tax of $(169)	—	—	—	(314)	(314)
Change in cumulative translation adjustment	—	—	—	589	589
Unrealized loss on fixed maturity securities, net of tax of $(4,053)	—	—	—	(7,570)	(7,570)

Balance, September 30, 2007	$677	$721,003	$848,083	$34,588	$1,604,351

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Consolidated Statements of Cash Flows
(in thousands of U.S. dollars)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Operating activities
Net (loss) income	$(43,202)	$117,298
Adjustments to reconcile net (loss) income to net cash flows provided by operating activities:
Non-cash interest and operating expenses	16,892	11,600
Net amortization of premium on fixed maturity securities	2,281	4,333
(Benefit) provision for deferred income taxes	(60,053)	15,783
Net realized investment losses	1,938	1,939
Change in unrealized losses (gains) on derivative financial instruments	247,902	(4,151)
Change in deferred acquisition costs	(10,484)	(16,742)
Change in accrued investment income	(1,488)	107
Change in premiums receivable	508	(269)
Change in prepaid reinsurance premiums	(9,926)	3,522
Change in unearned premium reserves	79,487	82,588
Change in reserves for losses and loss adjustment expenses, net	257	(3,007)
Change in profit commissions payable	(16,811)	(22,014)
Change in funds held by Company under reinsurance contracts	3,585	1,152
Change in current income taxes	(2,748)	(3,848)
Change in liability for tax basis step-up adjustment	(4,910)	(4,952)
Other	(15,860)	(3,178)

Net cash flows provided by operating activities	187,368	180,161

Investing activities
Fixed maturity securities:
Purchases	(785,252)	(694,810)
Sales	626,955	592,939
Maturities	23,224	16,295
Purchases of short-term investments, net	(17,842)	(53,878)

Net cash flows used in investing activities	(152,915)	(139,454)

Financing activities
Dividends paid	(8,279)	(7,858)
Share activity under option and incentive plans	(2,508)	(1,709)
Tax benefit from employee stock options	142	147
Debt issue costs	(425)	—
Repurchases of common stock	(3,748)	(20,535)
Repayment of notes assumed during formation transactions	—	(2,000)

Net cash flows used in financing activities	(14,818)	(31,955)
Effect of exchange rate changes	802	714

Increase in cash and cash equivalents	20,437	9,466
Cash and cash equivalents at beginning of period	4,785	6,190

Cash and cash equivalents at end of period	$25,222	$15,656

Supplementary cash flow information
Cash paid during the period for:
Income taxes	$20,551	$10,840
Interest	$11,877	$7,081

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements
September 30, 2007
(Unaudited)

1. Business and Organization

        Assured Guaranty Ltd. (the "Company") is a Bermuda-based holding company which provides, through its operating subsidiaries, credit enhancement products to the public finance, structured finance and mortgage markets. Credit enhancement products are financial guarantees or other types of support, including credit derivatives, that improve the credit of underlying debt obligations. Assured Guaranty Ltd. applies its credit expertise, risk management skills and capital markets experience to develop insurance, reinsurance and derivative products that meet the credit enhancement needs of its customers. Under a reinsurance agreement, the reinsurer, in consideration of a premium paid to it, agrees to indemnify another insurer, called the ceding company, for part or all of the liability of the ceding company under one or more insurance policies that the ceding company has issued. A derivative is a financial instrument whose characteristics and value depend upon the characteristics and value of an underlying security. Assured Guaranty Ltd. markets its products directly to and through financial institutions, serving the U.S. and international markets. Assured Guaranty Ltd.'s financial results include four principal business segments: financial guaranty direct, financial guaranty reinsurance, mortgage guaranty and other. These segments are further discussed in Note 11.

        Financial guaranty insurance provides an unconditional and irrevocable guaranty that protects the holder of a financial obligation against non-payment of principal and interest when due. Financial guaranty insurance may be issued to the holders of the insured obligations at the time of issuance of those obligations, or may be issued in the secondary market to holders of public bonds and structured securities. A loss event occurs upon existing or anticipated credit deterioration, while a payment under a policy occurs when the insured obligation defaults. This requires the Company to pay the required principal and interest when due in accordance with the underlying contract. The principal types of obligations covered by the Company's financial guaranty direct and financial guaranty assumed reinsurance businesses are structured finance obligations and public finance obligations. Because both businesses involve similar risks, the Company analyzes and monitors its financial guaranty direct portfolio and financial guaranty assumed reinsurance portfolio on a unified process and procedure basis.

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

        The Company has participated in several lines of business that are reflected in its historical financial statements but that the Company exited in connection with its 2004 initial public offering ("IPO").

2. Basis of Presentation

        The unaudited interim consolidated financial statements, which include the accounts of the Company, have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and, in the opinion of management, reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the Company's financial condition, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited interim consolidated financial statements cover the three-month period ended September 30, 2007 ("Third Quarter 2007"), the three-month period ended September 30, 2006 ("Third Quarter 2006"), the nine-month period ended September 30, 2007 ("Nine Months 2007") and the nine-month period ended September 30, 2006 ("Nine Months 2006"). Operating results for the three- and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for a full year. Certain items in the prior year unaudited interim consolidated financial statements have been reclassified to conform with the current period presentation. These unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission.

        Certain of the Company's subsidiaries are subject to U.S. and U.K. income tax. The provision for income taxes is calculated in accordance with Statement of Financial Accounting Standards ("FAS") FAS No. 109, "Accounting for Income Taxes". The Company's provision for income taxes for interim financial periods is not based on an estimated annual effective rate due to the variability in changes in fair value of its derivative financial instruments, which prevents the Company from projecting a reliable estimated annual effective tax rate and pre-tax income for the full year of 2007. A discrete calculation of the provision is calculated for each interim period.

3. Recent Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued FAS No. 157, "Fair Value Measurements" ("FAS 157"). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 applies to other accounting pronouncements that require or permit fair value measurements, since the FASB had previously concluded in those accounting pronouncements that fair value is the relevant measure. Accordingly, FAS 157 does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company plans to adopt FAS 157 at the beginning of 2008. The Company is currently evaluating the impact, if any, that FAS 157 will have on its results of operations or financial position.

        In February 2007, the FASB issued FAS No. 159, "The Fair Value Option for Financial Assets and Liabilities" ("FAS 159"). FAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value (the "fair value option"). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, FAS 159 specifies that all subsequent changes in fair value for that instrument shall be reported in unrealized (losses) gains on derivative financial instruments in the Statement of Operations and

Comprehensive Income. FAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Earlier adoption of FAS 159 is permitted, but we do not intend to early adopt. The Company is currently evaluating the impact, if any, that FAS 159 will have on its results of operations or financial position.

        In April 2007, the FASB Staff issued FASB Staff Position No. FIN 39-1, "Amendment of FASB Interpretation No. 39" ("FSP FIN 39-1"), which permits companies to offset cash collateral receivables or payables with net derivative positions under certain circumstances. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. FSP FIN 39-1 will not affect our results of operations or financial position, though it may affect the balance sheet classification of certain assets and liabilities.

4. Analysis of Premiums Written, Premiums Earned and Loss and Loss Adjustment Expenses

        In order to limit its exposure on assumed risks, the Company at the time of the IPO entered into certain proportional and non-proportional retrocessional agreements with other insurance companies, primarily subsidiaries of ACE Limited ("ACE"), the Company's former parent, to cede a portion of the risk underwritten by the Company, prior to the IPO. In addition, the Company enters into reinsurance agreements with non-affiliated companies to limit its exposure to risk on an on-going basis.

        In the event that any or all of the reinsurers are unable to meet their obligations, the Company would be liable for such defaulted amounts. Direct, assumed, and ceded amounts were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands of U.S. dollars)
Premiums Written
Direct	$63,995	$41,880	$176,244	$140,546
Assumed	25,352	31,754	74,473	99,956
Ceded	(9,037)	(560)	(17,096)	(6,299)

Net	$80,310	$73,074	$233,621	$234,203

Premiums Earned
Direct	$32,876	$22,166	$91,687	$65,281
Assumed	26,076	33,715	79,878	92,718
Ceded	(2,715)	(3,934)	(7,217)	(9,813)

Net	$56,237	$51,947	$164,348	$148,186

Loss and Loss Adjustment Expenses
Direct	$6,384	$(1,299)	$8,199	$(16,974)
Assumed	(3,450)	1,581	(19,412)	12,123
Ceded	800	606	1,117	(1,156)

Net	$3,734	$888	$(10,096)	$(6,007)

        Total net written premiums for Third Quarter 2007 and Nine Months 2007 were $80.3 million and $233.6 million, respectively, compared with $73.1 million and $234.2 million for Third Quarter 2006 and Nine Months 2006, respectively.

        Direct written premiums increased $22.1 million in Third Quarter 2007 compared with Third Quarter 2006 primarily attributable to our international infrastructure business, which generated $29.8 million of direct written premium in Third Quarter 2007 compared with $16.2 million during Third Quarter 2006. The remainder of this increase was the result of a $8.5 million increase in U.S. premium, primarily from our upfront public finance and installment structured finance business, as we continue to grow our direct business. Direct written premiums increased $35.7 million in Nine Months 2007 compared with Nine Months 2006 primarily due to a $26.4 million increase in U.S. generated business, mainly from our upfront public finance and installment structured finance business, as we continue to grow our direct business. Additionally, direct written premiums from our international business increased to $69.9 million in Nine Months 2007, compared with $60.6 million for Nine Months 2006.

        Assumed written premiums decreased to $25.4 million in Third Quarter 2007 compared with $31.8 million in Third Quarter 2006 due primarily to a $5.9 million reduction in upfront treaty and facultative cessions from our cedants due to the non-renewal of certain treaties in 2006 and 2004.

        Total net premiums earned for Third Quarter 2007 were $56.2 million compared with $51.9 million for Third Quarter 2006, while net premiums earned for Nine Months 2007 were $164.3 million compared with $148.2 million for Nine Months 2006.

        Direct earned premiums increased $10.7 million, to $32.9 million for Third Quarter 2007 compared with $22.2 million for Third Quarter 2006, reflecting the continued growth of our direct business, and public finance refundings of $1.1 million. Direct earned premiums increased $26.4 million, to $91.7 million for Nine Months 2007 compared with $65.3 million for Nine Months 2006 for the same reason as above. Our direct earned premiums for Nine Months 2007 included $2.8 million of public finance refundings. Third Quarter 2006 and Nine Months 2006 did not have any direct earned premiums from public finance refundings. Public finance refundings reflect the unscheduled pre-payment or refundings of underlying municipal bonds.

        Assumed premiums earned decreased $7.6 million and $12.8 million in Third Quarter 2007 and Nine Months 2007, respectively, compared with the same periods of 2006 due to the non-renewal of certain treaties in 2006 and 2004.

        Total loss and loss adjustment expenses ("LAE") were $3.7 million and $0.9 million for Third Quarter 2007 and Third Quarter 2006, respectively. Direct loss and LAE for Third Quarter 2007 included $3.0 million of portfolio reserve additions as a result of management updating its rating agency default statisitics, which is performed during the third quarter of every year. Third Quarter 2007 also included portfolio reserve increases of $3.1 million related to portfolio development. The Third Quarter 2006 included $(0.3) million in loss recoveries on two transactions and $(1.0) million of loss recoveries from third party litigation settlements related to the equity layer credit protection business, which was exited in connection with the IPO. Direct loss and LAE for Nine Months 2007 and Nine

Months 2006 included $(1.3) million and $(12.3) million, respectively, in loss recoveries from third party litigation settlements relating to our exited equity layer credit protection business.

        Third Quarter 2007 assumed loss and LAE was $(3.5) million principally due to a net portfolio reserve release associated with the establishment of a case reserve, based on information reported to us by the ceding company, for an aircraft-related structured finance transaction written prior to the IPO. Third Quarter 2006 assumed loss and LAE of $1.6 million included additions to portfolio reserves of $3.0 million primarily due to management updating its loss reserving data to include the most current rating agency default statistics as well as ratings migration. The increase in portfolio reserves was partially offset by a $(1.1) million LAE recovery.

        Total loss and LAE were $(10.1) million and $(6.0) million for Nine Months 2007 and Nine Months 2006, respectively.

        In addition to Third Quarter 2007 activity, assumed loss and LAE for Nine Months 2007 includes reserve releases related to the restructuring of a European infrastructure transaction, as well as loss recoveries from aircraft-related transactions. In addition to Third Quarter 2006 activity, assumed loss and LAE for Nine Months 2006 also contained $7.9 million of loss reserve additions due to ratings downgrades of various credits.

        Reinsurance recoverable on ceded losses and LAE as of September 30, 2007 and December 31, 2006 were $9.0 million and $10.9 million, respectively and are all related to our other segment. Of these amounts, $8.9 million and $10.8 million, respectively, relate to reinsurance agreements with ACE.

5. Commitments and Contingencies

        Lawsuits arise in the ordinary course of the Company's business. It is the opinion of the Company's management, based upon the information available, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the Company's financial position, results of operations or liquidity, although an adverse resolution of a number of these items could have a material adverse effect on the Company's results of operations or liquidity in a particular quarter or fiscal year.

        In the ordinary course of their respective businesses, certain of the Company's subsidiaries assert claims in legal proceedings against third parties to recover losses paid in prior periods. The amounts, if any, the Company will recover in these proceedings are uncertain, although recoveries in any one or more of these proceedings during any quarter or fiscal year could be material to the Company's results of operations in that particular quarter or fiscal year.

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

6. Long-Term Debt and Credit Facilities

        The Company's unaudited interim consolidated financial statements include long-term debt, used to fund the Company's insurance operations, and related interest expense, as described below.

  Senior Notes

        Assured Guaranty US Holdings Inc. ("AGUS"), a subsidiary of the Company, issued $200.0 million of 7.0% Senior Notes due 2034 for net proceeds of $197.3 million. The proceeds of the offering were used to repay substantially all of a $200.0 million promissory note issued to a subsidiary of ACE in April 2004 as part of the IPO related formation transactions. The coupon on the Senior Notes is 7.0%, however, the effective rate is approximately 6.4%, taking into account the effect of a cash flow hedge executed by the Company in March 2004. The Company recorded interest expense of $3.3 million, including $0.2 million of amortized gain on the cash flow hedge, for both Third Quarter 2007 and Third Quarter 2006. The Company recorded interest expense of $10.0 million, including $0.5 million of amortized gain on the cash flow hedge, for both Nine Months 2007 and Nine Months 2006. These Senior Notes are fully and unconditionally guaranteed by Assured Guaranty Ltd.

  Series A Enhanced Junior Subordinated Debentures

        On December 20, 2006, AGUS issued $150.0 million of Series A Enhanced Junior Subordinated Debentures (the "Debentures") due 2066 for net proceeds of $149.7 million. The proceeds of the offering were used to repurchase 5,692,599 of Assured Guaranty Ltd.'s common shares from ACE Bermuda Insurance Ltd., a subsidiary of ACE. The Debentures pay a fixed 6.40% rate of interest until December 15, 2016, and thereafter pay a floating rate of interest, reset quarterly, at a rate equal to 3 month LIBOR plus a margin equal to 2.38%. AGUS may elect at one or more times to defer payment of interest for one or more consecutive periods for up to ten years. Any unpaid interest bears interest at the then applicable rate. AGUS may not defer interest past the maturity date. The Company recorded interest expense of $2.5 million and $7.4 million for Third Quarter 2007 and Nine Months 2007, respectively. These Debentures are guaranteed on a junior subordinated basis by Assured Guaranty Ltd.

  Credit Facilities

$300.0 million Credit Facility

        On November 6, 2006, Assured Guaranty Ltd. and certain of its subsidiaries entered into a $300.0 million five-year unsecured revolving credit facility (the "$300.0 million credit facility") with a syndicate of banks. Under the $300.0 million credit facility, each of Assured Guaranty Corp. ("AGC"), Assured Guaranty (UK) Ltd. ("AG (UK)"), Assured Guaranty Re Ltd. ("AG Re"), Assured Guaranty Re Overseas Ltd. ("AGRO") and Assured Guaranty Ltd. are entitled to request the banks to make loans to such borrower or to request that letters of credit be issued for the account of such borrower.

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

        The $300.0 million credit facility's financial covenants require that Assured Guaranty Ltd. (a) maintain a minimum net worth of seventy-five percent (75%) of the Consolidated Net Worth of Assured Guaranty Ltd. as of the most recent fiscal quarter of Assured Guaranty Ltd. prior to November 6, 2006 and (b) maintain a maximum debt-to-capital ratio of 30%. In addition, the $300.0 million credit facility requires that AGC maintain qualified statutory capital of at least 75% of its statutory capital as of the fiscal quarter prior to November 6, 2006. Furthermore, the $300.0 million credit facility contains restrictions on Assured Guaranty Ltd. and its subsidiaries, including, among other things, in respect of their ability to incur debt, permit liens, become liable in respect of guaranties, make loans or investments, pay dividends or make distributions, dissolve or become party to a merger, consolidation or acquisition, dispose of assets or enter into affiliate transactions. Most of these restrictions are subject to certain minimum thresholds and exceptions. The $300.0 million credit facility has customary events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, bankruptcy or insolvency proceedings, change of control and cross-default to other debt agreements. A default by one borrower will give rise to a right of the lenders to terminate the facility and accelerate all amounts then outstanding. As of September 30, 2007 and December 31, 2006, Assured Guaranty was in compliance with all of those financial covenants.

        As of September 30, 2007 and December 31, 2006, no amounts were outstanding under this facility nor have there been any borrowings under this facility.

        Letters of Credit for a total aggregate stated amount of approximately $18.4 million and $19.6 million, remain outstanding as of September 30, 2007 and December 31, 2006, respectively.

Non-Recourse Credit Facilities

AG Re Credit Facility

        On July 31, 2007 AG Re entered into a non-recourse credit facility ("AG Re Credit Facility") with a syndicate of banks which provides up to $200.0 million to satisfy certain reinsurance agreements and obligations. The AG Re Credit Facility expires in July 2014.

        The AG Re Credit Facility does not contain any financial covenants. The AG Re Credit Facility has customary events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, bankruptcy or insolvency proceedings, change of control and cross-default to other debt agreements. If any such event of default were triggered, AG Re could be required to repay potential outstanding borrowings in an accelerated manner.

        As of September 30, 2007, no amounts were outstanding under this facility nor have there been any borrowings under the life of this facility.

AGC Credit Facility

        AGC was party to a non-recourse credit facility ("AGC Credit Facility") with a syndicate of banks which provided up to $175.0 million specifically designed to provide rating agency qualified capital to further support AGC's claims paying resources. As of December 31, 2006, no amounts were outstanding under this facility nor have there been any borrowings under the life of this facility.

        AGC's failure to comply with certain covenants under the AGC Credit Facility could, subject to grace periods in the case of certain covenants, have resulted in an event of default. This could have required AGC to repay any outstanding borrowings in an accelerated manner.

        The AGC Credit Facility was terminated on July 31, 2007.

Committed Capital Securities

        On April 8, 2005, AGC entered into four separate agreements with four different unaffiliated custodial trusts pursuant to which AGC may, at its option, cause each of the custodial trusts to purchase up to $50.0 million of perpetual preferred stock of AGC. The custodial trusts were created as a vehicle for providing capital support to AGC by allowing AGC to obtain immediate access to new capital at its sole discretion at any time through the exercise of the put option. If the put options were exercised, AGC would receive $200.0 million in return for the issuance of its own perpetual preferred stock, the proceeds of which may be used for any purpose including the payment of claims. The put options have not been exercised through September 30, 2007. Initially, all of the CCS Securities were issued to a special purpose pass-through trust (the "Pass-Through Trust"). The Pass-Through Trust is a statutory trust organized under the Delaware Statutory Trust Act formed for the purposes of (i) issuing $200,000,000 of Pass-Through Trust Securities to qualified institutional buyers within the meaning of Rule 144A under the Securities Act of 1933, as amended, (ii) investing the proceeds from the sale of the Pass-Through Trust Securities in, and holding, the CCS Securities issued by the Custodial Trusts and (iii) entering into related agreements. Neither the Pass-Through Trust nor the Custodial Trusts are consolidated in Assured Guaranty Ltd.'s financial statements.

        During both Third Quarter 2007 and Third Quarter 2006, and Nine Months 2007 and Nine Months 2006, AGC incurred $0.6 million and $1.9 million, respectively, of put option premiums which are an on-going expense. These expenses are presented in the Company's unaudited interim consolidated statements of operations and comprehensive income under other expense.

7. Share-Based Compensation

        Share-based compensation expense in Third Quarter 2007 and Third Quarter 2006 was $4.3 million ($3.6 million after tax) and $3.0 million ($2.5 million after tax), respectively. Share-based compensation expense in Nine Months 2007 and Nine Months 2006 was $13.8 million ($11.4 million after tax) and $9.3 million ($7.7 million after tax), respectively. The effect of share-based compensation on basic and diluted earnings per share for Third Quarter 2007 and Nine Months 2007 was $0.05 and $0.17, respectively. The effect on basic and diluted earnings per share for Third Quarter 2006 and Nine Months 2006 was $0.03 and $0.10, respectively. Third Quarter 2007 and Nine Months 2007 expense included $1.2 million and $4.9 million, respectively, for stock award grants to retirement-eligible employees. Third Quarter 2006 and Nine Months 2006 expense included $0.5 million and $1.8 million, respectively, for stock award grants to retirement-eligible employees.

8. (Loss) Earnings Per Share

        Basic (loss) earnings per share is calculated by dividing net (loss) income by the weighted-average number of common shares outstanding during the period. Diluted (loss) earnings per share adjusts basic (loss) earnings per share for the effects of restricted stock, stock options and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive.

        The following table sets forth the computation of basic and diluted earnings per share ("EPS"):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands of U.S. dollars, except per share amounts)
Net (loss) income as reported	$(114,958)	$37,902	$(43,202)	$117,298

Basic shares	67,773	73,187	67,718	73,523
Effect of dilutive securities:
Stock awards	—	982	—	960

Diluted shares	67,773	74,169	67,718	74,483

Basic EPS	$(1.70)	$0.52	$(0.64)	$1.60
Diluted EPS	$(1.70)	$0.51	$(0.64)	$1.57

9. Income Taxes

  Adoption of FIN 48

        The Company's Bermuda subsidiaries are not subject to any income, withholding or capital gains taxes under current Bermuda law. The Company's U.S. and U.K. subsidiaries are subject to income taxes imposed by U.S. and U.K. authorities and file applicable tax returns. In addition, AGRO, a Bermuda domiciled company, has elected under Section 953(d) of the U.S. Internal Revenue Code to be taxed as a U.S. domestic corporation.

        The U.S. Internal Revenue Service ("IRS") has completed audits of all of the Company's U.S. subsidiaries' federal income tax returns for taxable years through 2001. In September 2007, the IRS completed its audit of tax years 2002 through 2004 for Assured Guaranty Overseas US Holdings Inc. and subsidiaries, which includes Assured Guaranty Overseas US Holdings Inc., AGRO, Assured Guaranty Mortgage Insurance Company and AG Intermediary Inc. As a result of the audit there were no significant findings and no cash settlements with the IRS. In addition the IRS is reviewing AGUS for tax years 2002 through the date of the IPO. AGUS includes Assured Guaranty US Holdings Inc., AGC and AG Financial Products and were part of the consolidated tax return of a subsidiary of ACE, for years prior to the IPO. The Company is indemnified by ACE for any potential tax liability associated with the tax examination of AGUS as it relates to years prior to the IPO.

        The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"), on January 1, 2007. As a result of the adoption of FIN 48, the Company reduced its liability for unrecognized tax benefits and increased retained earnings by $2.6 million. The total liability for unrecognized tax benefits as of January 1, 2007 was $12.9 million. This entire amount, if recognized, would affect the effective tax rate.

        Subsequent to the adoption of FIN 48, the IRS published final regulations on the treatment of consolidated losses. As a result of these regulations the utilization of certain capital losses is no longer at a level that would require recording an associated liability for an uncertain tax position. As such, the Company decreased its liability for unrecognized tax benefits and its provision for income taxes $4.1 million during the period ended March 31, 2007. In September 2007, upon completion of the IRS audit of Assured Guaranty Overseas US Holdings Inc. and subsidiaries, the liability for unrecognized tax benefits was reduced by approximately $6.0 million. The total liability for unrecognized tax benefits as of September 30, 2007 is $2.8 million, and is included in other liabilities on the balance sheet.

        The Company's policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of the date of adoption, the Company has accrued $0.9 million in interest and penalties.

  Liability For Tax Basis Step-Up Adjustment

        In connection with the IPO, the Company and ACE Financial Services Inc. ("AFS"), a subsidiary of ACE, entered into a tax allocation agreement, whereby the Company and AFS made a "Section 338 (h)(10)" election that has the effect of increasing the tax basis of certain affected subsidiaries' tangible and intangible assets to fair value. Future tax benefits that the Company derives from the election will be payable to AFS when realized by the Company.

        As a result of the election, the Company has adjusted its net deferred tax liability to reflect the new tax basis of the Company's affected assets. The additional basis is expected to result in increased future income tax deductions and, accordingly, may reduce income taxes otherwise payable by the Company. Any tax benefit realized by the Company will be paid to AFS. Such tax benefits will generally be calculated by comparing the Company's affected subsidiaries' actual taxes to the taxes that would have been owed by those subsidiaries had the increase in basis not occurred. After a 15 year period, to the extent there remains an unrealized tax benefit, the Company and AFS will negotiate a settlement of the unrealized benefit based on the expected realization at that time.

        The Company initially recorded a $49.0 million reduction of its existing deferred tax liability, based on an estimate of the ultimate resolution of the Section 338(h)(10) election. Under the tax allocation agreement, the Company estimated that, as of the IPO date, it was obligated to pay $20.9 million to AFS and accordingly established this amount as a liability. The initial difference, which is attributable to the change in the tax basis of certain liabilities for which there is no associated step-up in the tax basis of its assets and no amounts due to AFS, resulted in an increase to additional paid-in capital of $28.1 million. The Company has paid ACE and correspondingly reduced its liability by $4.9 million and $5.0 million in Nine Months 2007 and Nine Months 2006, respectively.

10. Variable Interest Entities and Special Purpose Entities

        Assured Guaranty provides financial guarantees in respect of debt obligations of special purpose entities, including variable interest entities ("VIE's"). Assured Guaranty's variable interest exists through this financial guaranty insurance or credit derivative contract. The transaction structure generally provides certain financial protections to Assured Guaranty. This financial protection can take several forms, the most common are over-collateralization, first loss protection (or subordination) and excess spread. In the case of over-collateralization (i.e. the principal amount of the securitized assets exceeds the principal amount of the structured finance obligations guaranteed by Assured Guaranty), the structure allows defaults of the securitized assets before a default is experienced on the structured finance obligation guaranteed by Assured Guaranty. In the case of first loss, the financial guaranty insurance policy only covers a senior layer of losses of multiple obligations issued by special purpose entities, including VIE's. The first loss exposure with respect to the assets is either retained by the seller or sold off in the form of equity or mezzanine debt to other investors. In the case of excess spread, the financial assets contributed to special purpose entities, including VIE's, generate interest cash flows that are in excess of the interest payments on the debt issued by the special purpose entity. Such excess spread is typically distributed through the transaction's cash flow waterfall and may be used to create additional credit enhancement, applied to redeem debt issued by the special purpose entity

(thereby creating additional over-collateralization), or distributed to equity or other investors in the transaction.

        There are two different accounting frameworks applicable to special purpose entities ("SPE"); the qualifying SPE ("QSPE") framework under FAS 140; and the VIE framework under Financial Interpretation ("FIN") 46R "Consolidation of Variable Interest Entities". The applicable framework depends on the nature of the entity and Assured Guaranty's relation to that entity. The QSPE framework is applicable when an entity transfers (sells) financial assets to a SPE meeting certain criteria as defined in FAS 140. These criteria are designed to ensure that the activities of the entity are essentially predetermined in their entirety at the inception of the vehicle; decision making is limited and restricted to certain events, and that the transferor of the financial assets cannot exercise control over the entity and the assets therein. Entities meeting these criteria are not consolidated by the transferor or other counterparty, as long as the entity does not have the unilateral ability to liquidate or to cause it to no longer meet the QSPE criteria. SPE's meeting all of FAS 140's criteria for a QSPE are not within the scope of FIN 46 and as such, need not be assessed for consolidation. When the SPE does not meet the QSPE criteria, consolidation is assessed pursuant to FIN 46R. Under FIN 46R, a VIE is defined as an entity that is not assessed for consolidation by determining which party maintains a controlling financial interest. As such, a VIE (i) lacks enough equity investment at risk to permit the entity to finance its activities without additional subordinated financial support from other parties, (ii) its equity owners lack the right to make significant decisions affecting the entity's operations, and (iii) its equity owners do not have an obligation to absorb or the right to receive the entity's losses or returns. FIN 46R requires a variable interest holder (e.g., an investor in the entity or a financial guarantor) to consolidate that VIE if that holder will absorb a majority of the expected losses of the VIE, receive a majority of the residual returns of the VIE, or both. Assured Guaranty determines whether it is the primary beneficiary of a VIE by first performing a qualitative analysis of the VIE that includes, among other factors, its capital structure, contractual terms, which variable interests create or absorb variability, related party relationships and the design of the VIE. When qualitative analysis is not conclusive Assured Guaranty performs a quantitative analysis. To date the results of the qualitative and quantitative analyses have indicated that Assured Guaranty does not have a majority of the variability and as a result these VIE's are not consolidated in Assured Guaranty's financial statements.

Qualifying Special Purpose Entities:

        During the third quarter of 2006, Assured Guaranty issued a financial guaranty on financial assets that were transferred into a special purpose entity for which the business purpose of that entity was to provide a financial guarantee client with funding for their debt obligation. This entity met the characteristics of a QSPE in accordance with FAS 140. QSPEs are not subject to the requirements of FIN 46R and accordingly are not consolidated in Assured Guaranty's financial statements. QSPEs are legal entities that are demonstrably distinct from Assured Guaranty, and neither Assured Guaranty, nor its affiliates or its agents can unilaterally dissolve the QSPE. The QSPE's permitted activities are contractually limited to purchasing assets, issuing notes to fund such purchase, and related administrative services. Pursuant to the terms of Assured Guaranty's insurance policy, insurance premiums are paid to Assured Guaranty by the QSPE and are earned in a manner consistent with other insurance policies, over the risk period. Any losses incurred would be included in Assured Guaranty's Consolidated Statements of Operations.

        There were no such transactions during Nine Months 2007.

11. Segment Reporting

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

        The following tables summarize the components of underwriting gain for each reporting segment:

	Three Months Ended September 30, 2007
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
Gross written premiums	$64.0	$23.8	$1.4	$0.1	$89.3
Net written premiums	55.0	23.8	1.4	—	80.3
Net earned premiums	31.7	21.6	2.9	—	56.2
Loss and loss adjustment expenses	6.4	(3.4)	0.8	—	3.7
Profit commission expense	—	0.8	0.4	—	1.1
Acquisition costs	2.4	7.7	0.2	—	10.3
Other operating expenses	15.1	4.5	0.3	—	19.9

Underwriting gain	$7.8	$12.1	$1.3	$—	$21.2

	Three Months Ended September 30, 2006
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
Gross written premiums	$41.9	$29.7	$1.9	$0.1	$73.6
Net written premiums	41.5	29.7	1.9	—	73.1
Net earned premiums	21.8	25.4	4.9	—	51.9
Loss and loss adjustment expenses	(0.3)	1.8	0.4	(1.0)	0.9
Profit commission expense	—	0.7	0.9	—	1.6
Acquisition costs	2.1	8.9	0.3	—	11.3
Other operating expenses	12.2	3.9	0.4	—	16.5

Underwriting gain	$7.7	$10.1	$2.9	$1.0	$21.6

	Nine Months Ended September 30, 2007
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
Gross written premiums	$176.2	$68.0	$2.9	$3.5	$250.7
Net written premiums	162.9	67.8	2.9	—	233.6
Net earned premiums	88.8	67.2	8.3	—	164.3
Loss and loss adjustment expenses	9.3	(19.2)	1.0	(1.3)	(10.1)
Profit commission expense	—	2.2	1.5	—	3.6
Acquisition costs	7.7	24.0	0.4	—	32.0
Other operating expenses	45.5	12.8	1.0	—	59.4

Underwriting gain	$26.3	$47.4	$4.4	$1.3	$79.4

	Nine Months Ended September 30, 2006
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
Gross written premiums	$140.5	$90.2	$5.7	$4.0	$240.5
Net written premiums	139.0	89.5	5.7	—	234.2
Net earned premiums	63.7	71.8	12.7	—	148.2
Loss and loss adjustment expenses	(4.6)	10.3	0.6	(12.3)	(6.0)
Profit commission expense	—	2.2	2.5	—	4.7
Acquisition costs	6.4	26.1	0.9	—	33.4
Other operating expenses	37.6	10.7	1.0	—	49.3

Underwriting gain	$24.3	$22.6	$7.7	$12.3	$66.8

        The following is a reconciliation of total underwriting gain to (loss) income before provision for income taxes for the periods ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions of U.S. dollars)
Total underwriting gain	$21.2	$21.6	$79.4	$66.8
Net investment income	31.8	28.5	94.2	82.0
Net realized investment (losses) gains	(0.1)	0.1	(1.9)	(1.9)
Unrealized (losses) gains on derivative financial instruments	(221.0)	(1.6)	(247.9)	4.2
Other income	0.4	—	0.4	—
Interest expense	(5.9)	(3.4)	(17.7)	(10.1)
Other expense	(0.6)	(0.6)	(1.9)	(1.9)

(Loss) income before provision for income taxes	$(174.1)	$44.5	$(95.5)	$139.0

        The following table provides the lines of businesses from which each of the Company's segments derive their net earned premiums:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions of U.S. dollars)
Financial guaranty direct:
Public finance	$5.2	$2.0	$12.2	$4.7
Structured finance	26.5	19.8	76.6	59.0

Total	31.7	21.8	88.8	63.7

Financial guaranty reinsurance:
Public finance	15.4	16.9	48.3	46.9
Structured finance	6.2	8.5	18.9	24.9

Total	21.6	25.4	67.2	71.8

Mortgage guaranty:
Mortgage guaranty	2.9	4.9	8.3	12.7

Total net earned premiums	$56.2	$51.9	$164.3	$148.2

        The other segment had an underwriting gain of $1.0 million for Third Quarter 2006, and $1.3 million and $12.3 million for Nine Months 2007 and Nine Months 2006, respectively, as loss recoveries were recorded in all periods. The other segment did not record an underwriting gain (loss) during Third Quarter 2007.

12. Subsidiary Information

        The following tables present the unaudited condensed consolidated financial information for Assured Guaranty Ltd., Assured Guaranty US Holdings Inc., of which AGC is a subsidiary and other subsidiaries of Assured Guaranty Ltd. as of September 30, 2007 and December 31, 2006 and for the three and nine months ended September 30, 2007 and 2006.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2007

(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Assets
Total investments and cash	$366	$1,335,343	$1,303,503	$—	$2,639,212
Investment in subsidiaries	1,591,947	—	—	(1,591,947)	—
Deferred acquisition costs	—	74,407	153,106	—	227,513
Reinsurance recoverable	—	10,959	3,557	(5,554)	8,962
Goodwill	—	85,417	—	—	85,417
Premiums receivable	—	29,913	30,102	(18,958)	41,057
Other	14,768	178,500	47,313	(105,138)	135,443

Total assets	$1,607,081	$1,714,539	$1,537,581	$(1,721,597)	$3,137,604

Liabilities and shareholders' equity
Liabilities
Unearned premium reserves	$—	$333,949	$477,796	$(87,762)	$723,983
Reserves for losses and loss adjustment expenses	—	55,531	63,876	(5,554)	113,853
Profit commissions payable	—	3,193	15,990	—	19,183
Senior Notes	—	197,399	—	—	197,399
Series A Enhanced Junior Subordinated Debentures	—	149,730	—	—	149,730
Other	2,730	262,258	100,451	(36,334)	329,105

Total liabilities	2,730	1,002,060	658,113	(129,650)	1,533,253

Total shareholders' equity	1,604,351	712,479	879,468	(1,591,947)	1,604,351

Total liabilities and shareholders' equity	$1,607,081	$1,714,539	$1,537,581	$(1,721,597)	$3,137,604

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2006

(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Assets
Total investments and cash	$1,523	$1,258,865	$1,209,532	$—	$2,469,920
Investment in subsidiaries	1,648,358	—	—	(1,648,358)	—
Deferred acquisition costs	—	70,305	146,724	—	217,029
Reinsurance recoverable	—	8,826	4,547	(2,484)	10,889
Goodwill	—	85,417	—	—	85,417
Premiums receivable	—	21,846	38,738	(19,019)	41,565
Other	5,152	146,021	46,873	(87,526)	110,520

Total assets	$1,655,033	$1,591,280	$1,446,414	$(1,757,387)	$2,935,340

Liabilities and shareholders' equity
Liabilities
Unearned premium reserves	$—	$266,800	$447,785	$(70,089)	$644,496
Reserves for losses and loss adjustment expenses	—	65,388	57,696	(2,484)	120,600
Profit commissions payable	—	3,683	32,311	—	35,994
Deferred income taxes	—	41,415	(1,509)	—	39,906
Senior Notes	—	197,375	—	—	197,375
Series A Enhanced Junior Subordinated Debentures	—	149,708	—	—	149,708
Other	4,272	89,157	39,527	(36,456)	96,500

Total liabilities	4,272	813,526	575,810	(109,029)	1,284,579

Total shareholders' equity	1,650,761	777,754	870,604	(1,648,358)	1,650,761

Total liabilities and shareholders' equity	$1,655,033	$1,591,280	$1,446,414	$(1,757,387)	$2,935,340

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THREE MONTHS ENDED SEPTEMBER 30, 2007

(in thousands of U.S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments*	Assured Guaranty Ltd. (Consolidated)
Revenues
Net premiums written	$—	$36,411	$43,899	$—	$80,310
Net premiums earned	—	26,408	29,829	—	56,237
Net investment income	—	15,791	16,055	—	31,846
Net realized investment gains (losses)	—	172	(291)	—	(119)
Unrealized losses on derivative financial instruments	—	(165,688)	(55,277)	—	(220,965)
Equity in earnings of subsidiaries	(110,460)	—	—	110,460	—
Other income	—	583	1	(214)	370

Total revenues	(110,460)	(122,734)	(9,683)	110,246	(132,631)

Expenses
Loss and loss adjustment expenses	—	2,196	1,538	—	3,734
Acquisition costs and other operating expenses	4,498	15,005	11,787	—	31,290
Other	—	6,446	30	—	6,476

Total expenses	4,498	23,647	13,355	—	41,500

(Loss) income before benefit for income taxes	(114,958)	(146,381)	(23,038)	110,246	(174,131)
Total benefit for income taxes	—	(54,217)	(4,956)	—	(59,173)

Net (loss) income	$(114,958)	$(92,164)	$(18,082)	$110,246	$(114,958)

*
Net income in the consolidating adjustment column does not equal parent company equity in earnings of subsidiaries due to recognition of income by Assured Guaranty US Holdings Inc. for dividends received from Assured Guaranty Ltd.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THREE MONTHS ENDED SEPTEMBER 30, 2006

(in thousands of U.S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments*	Assured Guaranty Ltd. (Consolidated)
Revenues
Net premiums written	$—	$32,159	$40,915	$—	$73,074
Net premiums earned	—	25,396	26,551	—	51,947
Net investment income	—	14,332	14,150	(10)	28,472
Net realized investment gains (losses)	—	209	(137)	—	72
Unrealized (losses) gains on derivative financial instruments	—	(2,468)	877	—	(1,591)
Equity in earnings of subsidiaries	41,647	—	—	(41,647)	—
Other income	1	—	—	—	1

Total revenues	41,648	37,469	41,441	(41,657)	78,901

Expenses
Loss and loss adjustment expenses	—	68	820	—	888
Acquisition costs and other operating expenses	3,746	14,134	11,612	—	29,492
Other	—	3,975	—	—	3,975

Total expenses	3,746	18,177	12,432	—	34,355

Income before provision for income taxes	37,902	19,292	29,009	(41,657)	44,546
Total provision for income taxes	—	3,923	2,721	—	6,644

Net income	$37,902	$15,369	$26,288	$(41,657)	$37,902

*
Due to the accounting for subsidiaries under common control, net income in the consolidating adjustment column does not equal parent company equity in earnings of subsidiaries, due to the residual effects of the FSA agreement.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR NINE MONTHS ENDED SEPTEMBER 30, 2007

(in thousands of U.S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments*	Assured Guaranty Ltd. (Consolidated)
Revenues
Net premiums written	$—	$120,660	$112,961	$—	$233,621
Net premiums earned	—	80,790	83,558	—	164,348
Net investment income	1	46,754	47,439	(6)	94,188
Net realized investment (losses) gains	—	(498)	(1,471)	31	(1,938)
Unrealized losses on derivative financial instruments	—	(183,937)	(63,965)	—	(247,902)
Equity in earnings of subsidiaries	(29,529)	—	—	29,529	—
Other income	—	1,012	1	(643)	370

Total revenues	(29,528)	(55,879)	65,562	28,911	9,066

Expenses
Loss and loss adjustment expenses	—	(20,269)	10,173	—	(10,096)
Acquisition costs and other operating expenses	13,674	45,726	35,647	—	95,047
Other	—	19,520	61	—	19,581

Total expenses	13,674	44,977	45,881	—	104,532

(Loss) income before (benefit) provision for income taxes	(43,202)	(100,856)	19,681	28,911	(95,466)
Total (benefit) provision for income taxes	—	(44,616)	(7,659)	11	(52,264)

Net (loss) income	$(43,202)	$(56,240)	$27,340	$28,900	$(43,202)

*
Due to the accounting for subsidiaries under common control, net income in the consolidating adjustment column does not equal parent company equity in earnings of subsidiaries, due to 1) recognition of income by Assured Guaranty US Holdings Inc. for dividends received from Assured Guaranty Ltd. and 2) the residual effects of the FSA agreement.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR NINE MONTHS ENDED SEPTEMBER 30, 2006

(in thousands of U.S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments*	Assured Guaranty Ltd. (Consolidated)
Revenues
Net premiums written	$—	$100,977	$133,226	$—	$234,203
Net premiums earned	—	76,013	72,173	—	148,186
Net investment income	1	40,869	41,134	(39)	81,965
Net realized investment losses	—	(1,153)	(786)	—	(1,939)
Unrealized gains on derivative financial instruments	—	2,387	1,764	—	4,151
Equity in earnings of subsidiaries	128,390	—	—	(128,390)	—
Other income	1	—	23	—	24

Total revenues	128,392	118,116	114,308	(128,429)	232,387

Expenses
Loss and loss adjustment expenses	—	5,466	(11,473)	—	(6,007)
Acquisition costs and other operating expenses	11,081	43,014	33,260	—	87,355
Other	13	12,008	2	—	12,023

Total expenses	11,094	60,488	21,789	—	93,371

Income before provision for income taxes	117,298	57,628	92,519	(128,429)	139,016
Total provision for income taxes	—	11,827	9,871	20	21,718

Net income	$117,298	$45,801	$82,648	$(128,449)	$117,298

*
Due to the accounting for subsidiaries under common control, net income in the consolidating adjustment column does not equal parent company equity in earnings of subsidiaries, due to the residual effects of the FSA agreement.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR NINE MONTHS ENDED SEPTEMBER 30, 2007

(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Dividends received	$26,748	$643	$—	$(27,391)	$—
Other operating activities	(12,727)	86,616	113,479	—	187,368

Net cash flows provided by (used in) operating activities	14,021	87,259	113,479	(27,391)	187,368

Cash flows from investing activities
Fixed maturity securities:
Purchases	—	(301,668)	(483,584)	—	(785,252)
Sales	—	226,162	400,793	—	626,955
Maturities	—	6,180	17,044	—	23,224
Sales (purchases) of short-term investments, net	1,157	2,991	(21,990)	—	(17,842)

Net cash flows provided by (used in) investing activities	1,157	(66,335)	(87,737)	—	(152,915)

Cash flows from financing activities
Repurchases of common stock	(3,748)	—	—	—	(3,748)
Dividends paid	(8,922)	—	(26,748)	27,391	(8,279)
Share activity under option and incentive plans	(2,508)	—	—	—	(2,508)
Tax benefit from stock options exercised	—	142	—	—	142
Debt issue costs	—	(425)	—	—	(425)

Net cash flows (used in) provided by financing activities	(15,178)	(283)	(26,748)	27,391	(14,818)
Effect of exchange rate changes	—	422	380	—	802

Increase (decrease) in cash and cash equivalents	—	21,063	(626)	—	20,437
Cash and cash equivalents at beginning of period	—	2,776	2,009	—	4,785

Cash and cash equivalents at end of period	$—	$23,839	$1,383	$—	$25,222

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR NINE MONTHS ENDED SEPTEMBER 30, 2006

(in thousands of U.S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Dividends received	$30,735	$—	$—	$(30,735)	$—
Other operating activities	1,862	109,463	68,836	—	180,161

Net cash flows provided by (used in) operating activities	32,597	109,463	68,836	(30,735)	180,161

Cash flows from investing activities
Fixed maturity securities:
Purchases	—	(385,022)	(309,788)	—	(694,810)
Sales	—	319,063	273,876	—	592,939
Maturities	—	6,864	9,431	—	16,295
Purchases of short-term investments, net	(495)	(40,730)	(12,653)	—	(53,878)

Net cash flows used in investing activities	(495)	(99,825)	(39,134)	—	(139,454)

Cash flows from financing activities
Repurchases of common stock	(20,535)	—	—	—	(20,535)
Dividends paid	(7,858)	—	(30,735)	30,735	(7,858)
Share activity under option and incentive plans	(1,709)	—	—	—	(1,709)
Tax benefit for stock options exercised	—	147	—	—	147
Repayment of notes assumed during formation transactions	(2,000)	—	—	—	(2,000)

Net cash flows (used in) provided by financing activities	(32,102)	147	(30,735)	30,735	(31,955)
Effect of exchange rate changes	—	590	124	—	714

Increase (decrease) in cash and cash equivalents	—	10,375	(909)	—	9,466
Cash and cash equivalents at beginning of period	—	2,923	3,267	—	6,190

Cash and cash equivalents at end of period	$—	$13,298	$2,358	$—	$15,656

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        This Form 10-Q contains information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give Assured Guaranty Ltd.'s (hereafter "Assured Guaranty," "we," "our" or the "Company") expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts and relate to future operating or financial performance.

        Any or all of Assured Guaranty's forward-looking statements herein may turn out to be wrong and are based on current expectations and the current economic environment. Assured Guaranty's actual results may vary materially. Among factors that could cause actual results to differ materially are: (1) downgrades of the financial strength ratings assigned by the major rating agencies to any of our insurance subsidiaries at any time, which has occurred in the past; (2) our inability to execute our business strategy; (3) reduction in the amount of reinsurance ceded by one or more of our principal ceding companies; (4) contract cancellations; (5) developments in the world's financial and capital markets that adversely affect our loss experience, the demand for our products, our unrealized (losses)gains on derivative financial instruments or our investment returns; (6) more severe or frequent losses associated with our insurance products; (7) changes in regulation or tax laws applicable to us, our subsidiaries or customers; (8) governmental action; (9) natural catastrophes; (10) dependence on customers; (11) decreased demand for our insurance or reinsurance products or increased competition in our markets; (12) loss of key personnel; (13) technological developments; (14) the effects of mergers, acquisitions and divestitures; (15) changes in accounting policies or practices; (16) changes in general economic conditions, including interest rates and other factors; (17) other risks and uncertainties that have not been identified at this time; and (18) management's response to these factors. Assured Guaranty is not obligated to publicly correct or update any forward-looking statement if we later become aware that it is not likely to be achieved, except as required by law. You are advised, however, to consult any further disclosures we make on related subjects in our periodic reports filed with the Securities and Exchange Commission.

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

        Our insurance company subsidiaries have been assigned the following insurance financial strength ratings:

	Moody's	S&P	Fitch
Assured Guaranty Corp.	Aaa (Exceptional)	AAA (Extremely Strong)	AAA (Extremely Strong)
Assured Guaranty Re Ltd.	Aa2 (Excellent)	AA (Very Strong)	AA (Very Strong)
Assured Guaranty Re Overseas Ltd.	Aa2 (Excellent)	AA (Very Strong)	AA (Very Strong)
Assured Guaranty Mortgage	Aa2 (Excellent)	AA (Very Strong)	AA (Very Strong)
Assured Guaranty (UK) Ltd	Aaa (Exceptional)	AAA (Extremely Strong)	AAA (Extremely Strong)

        "Aaa" (Exceptional) is the highest ranking, which Assured Guaranty Corp. ("AGC") and Assured Guaranty (UK) Ltd. achieved in July 2007, and "Aa2" (Excellent) is the third highest ranking of 21 ratings categories used by Moody's Investors Service ("Moody's"). A "AAA" (Extremely Strong) rating is the highest ranking and "AA" (Very Strong) is the third highest ranking of the 21 ratings categories used by Standard & Poor's Inc. ("S&P"). "AAA" (Extremely Strong) is the highest ranking and "AA" (Very Strong) is the third highest ranking of the 24 ratings categories used by Fitch Ratings ("Fitch"). An insurance financial strength rating is an opinion with respect to an insurer's ability to pay under its insurance policies and contracts in accordance with their terms. The opinion is not specific to any particular policy or contract. Insurance financial strength ratings do not refer to an insurer's ability to meet non insurance obligations and are not a recommendation to purchase or discontinue any policy or contract issued by an insurer or to buy, hold, or sell any security issued by an insurer, including our common shares.

        Our financial results include four principal business segments: financial guaranty direct, financial guaranty reinsurance, mortgage guaranty and other. The other segment represents lines of business that we exited or sold as part of our 2004 initial public offering ("IPO").

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

        Unrealized gains and losses on derivative financial instruments are a function of changes in the estimated fair value of our credit derivative contracts. We enter into credit derivative contracts which require us to make payments upon the occurrence of certain defined credit events relating to an underlying obligation (generally a fixed income obligation). We expect these unrealized gains and losses to fluctuate primarily based on changes in credit spreads and the credit quality of the referenced entities. The Company's credit derivative exposures are substantially similar to its financial guaranty insurance contracts and provide for credit protection against payment default. They are contracts that are generally held to maturity and principally not subject to collateral calls due to changes in market value. The unrealized gains and losses on derivative financial instruments will amortize to zero as the exposure approaches its maturity date, unless there is a payment default on the exposure.

        Our expenses consist primarily of losses and loss adjustment expenses ("LAE"), profit commission expense, acquisition costs, operating expenses, interest expense, put-option premium expense associated with our committed capital securities (the "CCS Securities") and income taxes. Losses and LAE are a function of the amount and types of business we write. Losses and LAE are based upon estimates of the ultimate aggregate losses inherent in the portfolio. The risks we take have a low expected frequency of loss and are investment grade at the time we accept the risk. Profit commission expense represents payments made to ceding companies generally based on the profitability of the business reinsured by us. Acquisition costs are related to the production of new business. Certain acquisition costs that vary with and are directly attributable to the production of new business are deferred and recognized over the period in which the related premiums are earned. Operating expenses consist primarily of salaries and other employee-related costs, including share-based compensation, various outside service providers, rent and related costs and other expenses related to maintaining a holding company structure. These costs do not vary with the amount of premiums written. Interest expense is a function of outstanding debt and the contractual interest rate related to that debt. Put-option premium expense, which is included in "other expenses" on the Consolidated Statements of Operations and Comprehensive Income, is a function of the outstanding amount of the CCS Securities and the applicable distribution rate. Income taxes are a function of our profitability and the applicable tax rate in the various jurisdictions in which we do business.

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

  Reserves for Losses and Loss Adjustment Expenses

        Reserves for losses and loss adjustment expenses for non-derivative transactions in our financial guaranty direct, financial guaranty assumed reinsurance and mortgage guaranty business include case reserves and portfolio reserves. See the "Valuation of Derivative Financial Instruments" of the Critical Accounting Estimates section for more information on our derivative transactions. Case reserves are established when there is significant credit deterioration on specific insured obligations and the obligations are in default or default is probable, not necessarily upon non-payment of principal or interest by an insured. Case reserves represent the present value of expected future loss payments and LAE, net of estimated recoveries, but before considering ceded reinsurance. This reserving method is different from case reserves established by traditional property and casualty insurance companies, which establish case reserves upon notification of a claim and establish incurred but not reported ("IBNR") reserves for the difference between actuarially estimated ultimate losses and recorded case reserves. Financial guaranty insurance and assumed reinsurance case reserves and related salvage and subrogation, if any, are discounted at 6%, which is the approximate taxable equivalent yield on our investment portfolio in all periods presented. When the Company becomes entitled to the underlying collateral of an insured credit under salvage and subrogation rights as a result of a claim payment, it records salvage and subrogation as an asset, based on the expected level of recovery. Such amounts are included in the Company's balance sheet within "Other assets."

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

        The chart below demonstrates the portfolio reserve's sensitivity to frequency and severity assumptions. The change in these estimates represent management's estimate of reasonably possible material changes and are based upon our analysis of historical experience. Portfolio reserves were recalculated with changes made to the default and severity assumptions. In all scenarios, the starting point used to test the portfolio reserve's sensitivity to the changes in the frequency and severity assumptions was the weighted average frequency and severity by rating and asset class of our insured portfolio. Overall the weighted average default frequency was 0.5% and the weighted average severity was 26.1% at September 30, 2007. For example, in the first scenario where the frequency was increased by 5.0%, each transaction's contribution to the portfolio reserve was recalculated by adding 0.03% (i.e. 5.0% multiplied by 0.5%) to the individual transaction's default frequency.

(in thousands of U.S. dollars)	Portfolio Reserve	Reserve Increase	Percentage Change
Portfolio reserve as of September 30, 2007	$64,697	$—	—
5% Frequency increase	67,347	2,650	4.10%
10% Frequency increase	69,996	5,299	8.19%
5% Severity increase	67,257	2,560	3.96%
10% Severity increase	69,816	5,119	7.91%
5% Frequency and severity increase	70,054	5,357	8.28%

        In addition to analyzing the sensitivity of our portfolio reserves to possible changes in frequency and severity, we have also performed a sensitivity analysis on our financial guaranty and mortgage guaranty case reserves. Case reserves may change from our original estimate due to changes in severity factors. An actuarial analysis of the historical development of our case reserves shows that it is reasonably possible that our case reserves could develop by as much as ten percent. This analysis was performed by separately evaluating the historical development by comparing the initial case reserve established to the subsequent development in that case reserve, excluding the effects of discounting, for each sector in which we currently have significant case reserves, and estimating the possible future development. Based on this analysis, it is reasonably possible that our current financial guaranty and mortgage guaranty case reserves of $40.2 million could increase by approximately $4.0 million in the future. This would cause an increase in incurred losses on our statement of operations and comprehensive income.

        A sensitivity analysis is not appropriate for our other segment reserves since the amounts are 100% reinsured.

        We also record IBNR reserves for our other segment. IBNR is an estimate of losses for which the insured event has occurred but the claim has not yet been reported to us. In establishing IBNR, we use traditional actuarial methods to estimate the reporting lag of such claims based on historical experience, claim reviews and information reported by ceding companies. We record IBNR for trade credit reinsurance within our other segment, which is 100% reinsured. The other segment represents lines of business that we exited or sold as part of our 2004 IPO.

        For mortgage guaranty transactions we record portfolio reserves in a manner consistent with our financial guaranty business. While other mortgage guaranty insurance companies do not record portfolio reserves, rather just case and IBNR reserves, we record portfolio reserves because we write business on an excess of loss basis, while other industry participants write quota share or first layer loss business. We manage and underwrite this business in the same manner as our financial guaranty insurance and reinsurance business because they have similar characteristics as insured obligations of mortgage-backed securities.

        Statement of Financial Accounting Standards ("FAS") No. 60, "Accounting and Reporting by Insurance Enterprises" ("FAS 60") is the authoritative guidance for an insurance enterprise. FAS 60 prescribes differing reserving methodologies depending on whether a contract fits within its definition of a short-duration contract or a long-duration contract. Financial guaranty contracts have elements of long-duration insurance contracts in that they are irrevocable and extend over a period that may exceed 30 years or more, but for regulatory purposes are reported as property and liability insurance, which are normally considered short-duration contracts. The short-duration and long-duration classifications have different methods of accounting for premium revenue and contract liability recognition. Additionally, the accounting for deferred acquisition costs ("DAC") could be different under the two methods.

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

	As of September 30, 2007
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
By segment and type of reserve:
Case	$3.2	$36.9	$0.1	$2.5	$42.7
IBNR	—	—	—	6.5	6.5
Portfolio	15.5	46.0	3.2	—	64.7

Total	$18.7	$82.9	$3.3	$9.0	$113.9

	As of December 31, 2006
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
By segment and type of reserve:
Case	$1.0	$36.1	$0.1	$6.8	$44.0
IBNR	—	—	—	7.4	7.4
Portfolio	8.3	58.7	2.2	—	69.2

Total	$9.3	$94.8	$2.3	$14.2	$120.6

        The following table sets forth the financial guaranty in-force portfolio by underlying rating:

	As of September 30, 2007		As of December 31, 2006
Ratings(1)	Net par outstanding	% of Net par outstanding	Net par outstanding	% of Net par outstanding
	(in billions of U.S. dollars)
AAA	$73.2	47.7%	$57.0	43.1%
AA	25.1	16.3%	23.0	17.4%
A	33.1	21.6%	32.8	24.9%
BBB	21.4	13.9%	18.2	13.7%
Below investment grade	0.8	0.5%	1.3	0.9%

Total exposures(2)	$153.7	100.0%	$132.3	100.0%

(1)
These ratings represent the Company's internal assessment of the underlying credit quality of the insured obligations. Our scale is comparable to that of the nationally recognized rating agencies.

(2)
Totals may not add due to rounding.

        Our surveillance department is responsible for monitoring our portfolio of credits and maintains a list of closely monitored credits ("CMC"). The closely monitored credits are divided into four categories: Category 1 (low priority; fundamentally sound, greater than normal risk); Category 2 (medium priority; weakening credit profile, may result in loss); Category 3 (high priority; claim/default probable, case reserve established); Category 4 (claim paid, case reserve established for future payments). The closely monitored credits include all below investment grade ("BIG") exposures where there is a material amount of exposure (generally greater than $10.0 million) or a material risk of the Company incurring a loss greater than $0.5 million. The closely monitored credits also include investment grade ("IG") risks where credit quality is deteriorating and where, in the view of the Company, there is significant potential that the risk quality will fall below investment grade. As of

September 30, 2007, the closely monitored credits include approximately 97% of our BIG exposure, and the remaining BIG exposure of $20.9 million is distributed across 49 different credits. As of December 31, 2006, the closely monitored credits include approximately 97% of our BIG exposure, and the remaining BIG exposure of $34.4 million was distributed across 68 different credits. Other than those excluded BIG credits, credits that are not included in the closely monitored credit list are categorized as fundamentally sound risks.

        The following table provides financial guaranty net par outstanding by credit monitoring category as of September 30, 2007 and December 31, 2006:

	As of September 30, 2007
Description:	Net Par Outstanding	% of Net Par Outstanding	# of Credits in Category	Case Reserves
	($ in millions)
Fundamentally sound risk	$152,877	99.5%
Closely monitored:
Category 1	628	0.4%	26	$—
Category 2	68	—	15	—
Category 3	79	0.1%	17	17
Category 4	22	—	16	20

CMC total	797	0.5%	74	37

Other below investment grade risk	21	—	49	—

Total	$153,695	100.0%		$37

	As of December 31, 2006
Description:	Net Par Outstanding	% of Net Par Outstanding	# of Credits in Category	Case Reserves
	($ in millions)
Fundamentally sound risk	$130,944	99.0%
Closely monitored:
Category 1	855	0.6%	43	$—
Category 2	318	0.2%	13	—
Category 3	123	0.1%	18	18
Category 4	22	—	13	14

CMC total(1)	1,318	1.0%	87	32

Other below investment grade risk	34	—	68	—

Total	$132,296	100.0%		$32

(1)
Percent total does not add due to rounding.

        The following table summarizes movements in CMC exposure by risk category:

Net Par Outstanding	Category 1	Category 2	Category 3	Category 4	Total CMC
		($ in millions)
Balance, December 31, 2006	$855	$318	$123	$22	$1,318
Less: amortization	151	189	25	—	365
Additions from first time on CMC	32	15	4	—	51
Deletions—Upgraded and removed	98	73	33	—	204
Category movement	(10)	(3)	10	—	(3)

Net change	(227)	(250)	(44)	—	(521)

Balance, September 30, 2007	$628	$68	$79	$22	$797

  Industry Methodology

        The Company is aware that there are certain differences regarding the measurement of portfolio loss liabilities among companies in the financial guaranty industry. In January and February 2005, the Securities and Exchange Commission ("SEC") staff had discussions concerning these differences with a number of industry participants. Based on those discussions, in June 2005, the Financial Accounting Standards Board ("FASB") staff decided additional guidance is necessary regarding financial guaranty contracts. On April 18, 2007, the FASB issued an exposure draft "Accounting for Financial Guarantee Insurance Contacts-an interpretation of FASB Statement No. 60" ("Exposure Draft"). This Exposure Draft would clarify how FAS 60 applies to financial guarantee insurance contracts, including the methodology to be used to account for premium revenue and claim liabilities. The scope of this Exposure Draft is limited to financial guarantee insurance (and reinsurance) contracts issued by insurance enterprises included within the scope of FAS 60. Responses to the Exposure Draft were required by June 18, 2007. We and the Association of Financial Guaranty Insurers have separately submitted responses before the required date and additionally, participated in a FASB sponsored roundtable discussion. If this Exposure Draft is adopted as written, the effect on the consolidated financial statements, particularly with respect to revenue recognition and claims liability, could be material. Until a final pronouncement is issued, the Company intends to continue to apply its existing policy with respect to premium revenue and the establishment of both case and portfolio reserves.

  Valuation of Derivative Financial Instruments

        The Company follows FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") and FAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("FAS 149"), which establishes accounting and reporting standards for derivative instruments. FAS 133 and FAS 149 require recognition of all derivatives on the balance sheet at fair value.

        On January 1, 2007 the Company adopted FAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("FAS 155"). The primary objectives of FAS 155 are: (i) with respect to FAS 133, to address the accounting for beneficial interests in securitized financial assets and (ii) with respect to FAS 140, eliminate a restriction on the passive derivative instruments that a qualifying special purpose entity may hold. In particular, FAS 155 affects the Company's determination of which transactions are derivative or non-derivative in nature.

        We issue credit derivative financial instruments, that we view as an extension of our financial guaranty business but that do not qualify for the financial guaranty insurance scope exception under FAS 133 and FAS 149 and therefore are reported at fair value, with changes in fair value included in our earnings.

        Since we view these derivative contracts as an extension of our financial guaranty business, we believe that the most meaningful presentation of these derivatives is to reflect revenue as earned premium, to record estimates of losses and LAE on specific credit events as incurred and to record changes in fair value as incurred. Reserves for losses and LAE are established on a similar basis as our insurance policies. Other changes in fair value are included in unrealized gains and losses on derivative financial instruments. We generally hold derivative contracts to maturity. However, in certain circumstances such as for risk management purposes or as a result of a decision to exit a line of business, we may decide to terminate a derivative contract prior to maturity. The unrealized gains and losses on derivative financial instruments will amortize to zero as the exposure approaches its maturity date, unless there is a payment default on the exposure. However, in the event that we terminate a derivative contract prior to maturity the unrealized gain or loss will be realized through premiums earned and losses incurred. Changes in the fair value of our derivative contracts do not reflect actual claims or credit losses, and have no impact on the Company's claims-paying resources, rating agency capital or regulatory capital positions.

        The fair value of these instruments depends on a number of factors including credit spreads, changes in interest rates, recovery rates and the credit ratings of referenced entities. Where available, we use quoted market prices to determine the fair value of these credit derivatives. If the quoted prices are not available, the fair value is estimated using a combination of observable market data and valuation models that specifically relate to each type of credit protection. Market conditions at September 30, 2007 were such that quoted market prices were generally not available, therefore the Company primarily used a combination of observable market data and valuation models to estimate the fair value of its credit derivatives. These models are primarily developed internally based on market conventions for similar transactions. These models and the related assumptions are continuously reevaluated by management and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely market information.

        Valuation models include the use of management estimates and current market information. Management is also required to make assumptions on how the fair value of derivative instruments is affected by current market conditions. Management considers factors such as current prices charged for similar agreements, performance of underlying assets, life of the instrument, and the amount of CDS exposure we ceded under reinsurance agreements. Due to the inherent uncertainties of the assumptions used in the valuation models to determine the fair value of these derivative products, actual experience may differ from the estimates reflected in our consolidated financial statements, and the differences may be material.

        The fair value adjustment recognized in our statements of operations for the three months ended September 30, 2007 ("Third Quarter 2007") was a $(221.0) million loss compared with a $(1.6) million loss for the three months ended September 30, 2006 ("Third Quarter 2006"). The fair value adjustment recognized in our statements of operations for the nine months ended September 30, 2007 ("Nine Months 2007") was a $(247.9) million loss compared with a $4.2 million gain for the nine months ended September 30, 2006 ("Nine Months 2006"). The change in fair value for Third Quarter 2007 and Nine Months 2007 is attributable to spreads widening and includes no credit losses. For the Third Quarter 2007, approximately 70% of the Company's unrealized loss on derivative financial instruments is due to a decline in the market value of high yield and investment grade corporate collateralized loan obligation transactions, with the balance generated by lower market values principally in the residential and commercial mortgage-backed securities markets. With considerable volatility continuing in the market, the fair value adjustment amount will fluctuate significantly in future periods.

  Valuation of Investments

        As of September 30, 2007 and December 31, 2006, we had total investments of $2.6 billion and $2.5 billion, respectively. The fair values of all of our investments are calculated from independent market quotations.

        As of September 30, 2007, approximately 94% of our investments were long-term fixed maturity securities, and our portfolio had an average duration of 4.4 years, compared with 95% and 3.9 years as of December 31, 2006. Changes in interest rates affect the value of our fixed maturity portfolio. As interest rates fall, the fair value of fixed maturity securities increases and as interest rates rise, the fair value of fixed maturity securities decreases.

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

        The Company had no write downs of investments for other than temporary impairment losses for the three- and nine-month periods ended September 30, 2007 and 2006.

        The following table summarizes the unrealized losses in our investment portfolio by type of security and the length of time such securities have been in a continuous unrealized loss position as of the dates indicated:

	As of September 30, 2007		As of December 31, 2006
Length of Time in Continuous Unrealized Loss	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	($ in millions)
Municipal securities
0-6 months	$166.6	$(1.6)	$88.6	$(0.5)
7-12 months	68.5	(1.2)	—	—
Greater than 12 months	23.9	(0.3)	24.0	(0.4)

	259.0	(3.1)	112.6	(0.9)
Corporate securities
0-6 months	36.9	(1.0)	47.0	(0.2)
7-12 months	26.1	(0.5)	3.4	—
Greater than 12 months	30.4	(0.7)	48.7	(1.2)

	93.4	(2.2)	99.1	(1.4)
U.S. Government obligations
0-6 months	28.2	(0.1)	20.2	(0.1)
7-12 months	5.4	(0.1)	32.9	(0.4)
Greater than 12 months	26.4	(0.5)	59.2	(0.9)

	60.0	(0.6)	112.3	(1.4)
Mortgage and asset-backed securities
0-6 months	171.9	(1.0)	197.6	(1.7)
7-12 months	163.5	(2.9)	25.6	(0.3)
Greater than 12 months	297.8	(7.4)	382.7	(8.8)

	633.2	(11.3)	605.9	(10.8)

Total	$1,045.6	$(17.2)	$929.9	$(14.5)

        The following table summarizes the unrealized losses in our investment portfolio by type of security and remaining time to maturity as of the dates indicated:

	As of September 30, 2007		As of December 31, 2006
Remaining Time to Maturity	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	($ in millions)
Municipal securities
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	11.3	—	26.2	(0.1)
Due after five years through ten years	23.4	(0.3)	43.2	(0.5)
Due after ten years	224.3	(2.8)	43.2	(0.3)

	259.0	(3.1)	112.6	(0.9)
Corporate securities
Due in one year or less	8.7	(0.1)	13.0	—
Due after one year through five years	37.7	(0.5)	55.1	(0.9)
Due after five years through ten years	26.5	(0.6)	25.1	(0.2)
Due after ten years	20.5	(1.0)	5.9	(0.3)

	93.4	(2.2)	99.1	(1.4)
U.S. Government obligations
Due in one year or less	—	—	8.6	(0.1)
Due after one year through five years	24.6	(0.3)	11.9	(0.1)
Due after five years through ten years	11.5	—	42.9	(0.5)
Due after ten years	23.9	(0.3)	48.9	(0.7)

	60.0	(0.6)	112.3	(1.4)
Mortgage and asset-backed securities	633.2	(11.3)	605.9	(10.8)

Total	$1,045.6	$(17.2)	$929.9	$(14.5)

        The following table summarizes, for all securities sold at a loss through September 30, 2007 and 2006, the fair value and realized loss by length of time such securities were in a continuous unrealized loss position prior to the date of sale:

	Three Months Ended September 30,
	2007		2006
Length of Time in Continuous Unrealized Loss Prior to Sale	Estimated Fair Value	Gross Realized Losses	Estimated Fair Value	Gross Realized Losses
	($in millions)
Municipal securities
0-6 months	$—	$—	$16.2	$(0.1)
7-12 months	—	—	3.8	(0.1)
Greater than 12 months	—	—	10.7	(0.5)

	—	—	30.7	(0.7)
Corporate securities
0-6 months	10.4	—	—	—
7-12 months	12.2	—	—	—
Greater than 12 months	9.0	(0.2)	—	—

	31.6	(0.2)	—	—
U.S. Government securities
0-6 months	1.0	(0.1)	19.8	(0.1)
7-12 months	0.8	—	3.7	—
Greater than 12 months	0.7	—	—	—

	2.5	(0.1)	23.5	(0.1)
Mortgage and asset-backed securities
0-6 months	41.2	(0.5)	—	—
7-12 months	—	—	—	—
Greater than 12 months	—	—	—	—

	41.2	(0.5)	—	—

Total	$75.3	$(0.8)	$54.2	$(0.8)

	Nine Months Ended September 30,
	2007		2006
Length of Time in Continuous Unrealized Loss Prior to Sale	Estimated Fair Value	Gross Realized Losses	Estimated Fair Value	Gross Realized Losses
	($ in millions)
Municipal securities
0-6 months	$44.9	$(0.2)	$34.4	$(0.2)
7-12 months	—	—	22.8	(0.5)
Greater than 12 months	—	—	14.0	(0.6)

	44.9	(0.2)	71.2	(1.3)
Corporate securities
0-6 months	11.0	—	—	—
7-12 months	12.2	—	—	—
Greater than 12 months	16.4	(0.3)	1.9	(0.1)

	39.6	(0.3)	1.9	(0.1)
U.S. Government securities
0-6 months	25.0	(0.5)	137.3	(2.1)
7-12 months	0.8	—	80.2	(0.7)
Greater than 12 months	17.7	(0.2)	—	—

	43.5	(0.7)	217.5	(2.8)
Mortgage and asset-backed securities
0-6 months	77.6	(0.6)	31.0	(0.1)
7-12 months	—	—	9.1	(0.1)
Greater than 12 months	77.6	(1.2)	—	—

	155.2	(1.8)	40.1	(0.2)

Total	$283.2	$(3.0)	$330.7	$(4.4)

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

        In our reinsurance businesses, we estimate the ultimate written and earned premiums to be received from a ceding company at the end of each quarter and the end of each year because some of our ceding companies report premium data anywhere from 30 to 90 days after the end of the relevant period. Written premiums reported in our statement of operations are based upon reports received from ceding companies supplemented by our own estimates of premium for which ceding company reports have not yet been received. As of September 30, 2007 and December 31, 2006, the assumed premium estimate and related ceding commissions included in our unaudited interim consolidated financial statements were $3.8 million and $1.0 million and $25.1 million and $7.9 million, respectively. Key assumptions used to arrive at management's best estimate of assumed premiums are premium amounts reported historically and informal communications with ceding companies. Differences between such estimates and actual amounts are recorded in the period in which the actual amounts are determined. Historically, the differences have not been material. We do not record a provision for doubtful accounts related to our assumed premium estimate. Historically there have not been any material issues related to the collectibility of assumed premium. No provision for doubtful accounts related to our premium receivable was recorded for September 30, 2007 or December 31, 2006.

  Deferred Acquisition Costs

        Acquisition costs incurred, other than those associated with credit derivative products, that vary with and are directly related to the production of new business are deferred and amortized in relation to earned premiums. These costs include direct and indirect expenses such as ceding commissions, brokerage expenses and the cost of underwriting and marketing personnel. As of September 30, 2007 and December 31, 2006, we had deferred acquisition costs of $227.5 million and $217.0 million, respectively. Ceding commissions paid to primary insurers are the largest component of deferred acquisition costs, constituting 66% and 69% of total deferred acquisition costs as of September 30, 2007 and December 31, 2006, respectively. Management uses its judgment in determining what types of costs should be deferred, as well as what percentage of these costs should be deferred. We annually conduct a study to determine which operating costs vary with, and are directly related to, the acquisition of new business and qualify for deferral. Ceding commissions received on premiums we cede to other reinsurers reduce acquisition costs. Anticipated losses, LAE and the remaining costs of servicing the insured or reinsured business are considered in determining the recoverability of acquisition costs. Acquisition costs associated with credit derivative products are expensed as incurred. When an insured issue is retired early, as discussed in the Premium Revenue Recognition section of these Critical Accounting Estimates, the remaining related deferred acquisition cost is expensed at that time.

  Deferred Income Taxes

        As of September 30, 2007 and December 31, 2006, we had a net deferred income tax asset of $39.7 million and a net deferred income tax liability of $39.9 million, respectively. Certain of our subsidiaries are subject to U.S. income tax. Deferred income tax assets and liabilities are established for the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Such temporary differences relate principally to deferred acquisition costs, reserves for losses and LAE, unearned premium reserves, net operating loss carryforwards ("NOLs"), unrealized gains and losses on investments and derivative financial instruments and statutory contingency reserves. A valuation allowance is recorded to reduce a deferred tax asset to the amount that in management's opinion is more likely than not to be realized.

        As of September 30, 2007, Assured Guaranty Re Overseas Ltd. ("AGRO") had a stand-alone NOL of $54.8 million, compared with $50.0 million as of December 31, 2006, which is available to offset its future U.S. taxable income. The Company has $34.1 million of this NOL available through 2017 and $20.7 million available through 2023. AGRO's stand-alone NOL is not permitted to offset the income of any other members of AGRO's consolidated group due to certain tax regulations. Under applicable accounting rules, we are required to establish a valuation allowance for NOLs that we believe are more likely than not to expire before utilized. Management believes it is more likely than not that $20.0 million of AGRO's $54.8 million NOL will not be utilized before it expires and has established a $7.0 million valuation allowance related to the NOL deferred tax asset. The valuation allowance is subject to considerable judgment, is reviewed quarterly and will be adjusted to the extent actual taxable income differs from estimates of future taxable income that may be used to realize NOLs or capital losses.

  Adoption of FIN 48

        The Company's Bermuda subsidiaries are not subject to any income, withholding or capital gains taxes under current Bermuda law. The Company's U.S. and U.K. subsidiaries are subject to income taxes imposed by U.S. and U.K. authorities and file applicable tax returns. In addition, AGRO, a Bermuda domiciled company, has elected under Section 953(d) of the U.S. Internal Revenue Code to be taxed as a U.S. domestic corporation.

        The U.S. Internal Revenue Service ("IRS") has completed audits of all of the Company's U.S. subsidiaries' federal income tax returns for taxable years through 2001. In September 2007, the IRS completed its audit of tax years 2002 through 2004 for Assured Guaranty Overseas US Holdings Inc. and subsidiaries, which includes Assured Guaranty Overseas US Holdings Inc., AGRO, Assured Guaranty Mortgage Insurance Company and AG Intermediary Inc. As a result of the audit there were no significant findings and no cash settlements with the IRS. In addition the IRS is reviewing Assured Guaranty US Holdings Inc. and subsidiaries ("AGUS") for tax years 2002 through the date of the IPO. AGUS includes Assured Guaranty US Holdings Inc., AGC and AG Financial Products and were part of the consolidated tax return of a subsidiary of ACE Limited ("ACE"), our former Parent, for years prior to the IPO. The Company is indemnified by ACE for any potential tax liability associated with the tax examination of AGUS as it relates to years prior to the IPO.

        The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"), on January 1, 2007. As a result of the adoption of FIN 48, the Company reduced its liability for unrecognized tax benefits and increased retained earnings by $2.6 million. The total liability for unrecognized tax benefits as of January 1, 2007 was $12.9 million. This entire amount, if recognized, would affect the effective tax rate.

        Subsequent to the adoption of FIN 48, the IRS published final regulations on the treatment of consolidated losses. As a result of these regulations the utilization of certain capital losses is no longer at a level that would require recording an associated liability for an uncertain tax position. As such, the Company decreased its liability for unrecognized tax benefits and its provision for income taxes $4.1 million during the period ended March 31, 2007. In September 2007, upon completion of the IRS audit of Assured Guaranty Overseas US Holdings Inc. and subsidiaries, the liability for unrecognized tax benefits was reduced by approximately $6.0 million. The total liability for unrecognized tax benefits as of September 30, 2007 is $2.8 million, and is included in other liabilities on the balance sheet.

        The Company's policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of the date of adoption, the Company has accrued $0.9 million in interest and penalties.

  Liability For Tax Basis Step-Up Adjustment

        In connection with the IPO, the Company and ACE Financial Services Inc. ("AFS"), a subsidiary of ACE, entered into a tax allocation agreement, whereby the Company and AFS made a "Section 338 (h)(10)" election that has the effect of increasing the tax basis of certain affected subsidiaries' tangible and intangible assets to fair value. Future tax benefits that the Company derives from the election will be payable to AFS when realized by the Company.

        As a result of the election, the Company has adjusted its net deferred tax liability to reflect the new tax basis of the Company's affected assets. The additional basis is expected to result in increased future income tax deductions and, accordingly, may reduce income taxes otherwise payable by the Company. Any tax benefit realized by the Company will be paid to AFS. Such tax benefits will generally be calculated by comparing the Company's affected subsidiaries' actual taxes to the taxes that would have been owed by those subsidiaries had the increase in basis not occurred. After a 15 year period, to the extent there remains an unrealized tax benefit, the Company and AFS will negotiate a settlement of the unrealized benefit based on the expected realization at that time.

        The Company initially recorded a $49.0 million reduction of its existing deferred tax liability, based on an estimate of the ultimate resolution of the Section 338(h)(10) election. Under the tax allocation agreement, the Company estimated that, as of the IPO date, it was obligated to pay $20.9 million to AFS and accordingly established this amount as a liability. The initial difference, which is attributable to the change in the tax basis of certain liabilities for which there is no associated step-up in the tax basis of its assets and no amounts due to AFS, resulted in an increase to additional paid-in capital of $28.1 million. The Company has paid ACE and correspondingly reduced its liability, $4.9 million and $5.0 million in Nine Months 2007 and Nine Months 2006, respectively.

Accounting for Share-Based Compensation

        Effective January 1, 2006, we adopted the fair value recognition provisions of FAS No. 123 (revised), "Share-Based Payment" ("FAS 123R") using the modified prospective transition method. Share-based compensation expense in Third Quarter 2007 and Third Quarter 2006 was $4.3 million ($3.6 million after tax) and $3.0 million ($2.5 million after tax), respectively. Share-based compensation expense in Nine Months 2007 and Nine Months 2006 was $13.8 million ($11.4 million after tax) and $9.3 million ($7.7 million after tax), respectively. The effect of share-based compensation on basic and diluted earnings per share for Third Quarter 2007 and Nine Months 2007 was $0.05 and $0.17, respectively. The effect on basic and diluted earnings per share for Third Quarter 2006 and Nine Months 2006 was $0.03 and $0.10, respectively. Third Quarter 2007 and Nine Months 2007 expense included $1.2 million and $4.9 million, respectively, for stock award grants to retirement-eligible employees. Third Quarter 2006 and Nine Months 2006 expense included $0.5 million and $1.8 million, respectively, for stock award grants to retirement-eligible employees.

Information on Residential Mortgage Backed Securities ("RMBS"), Subprime RMBS, Collateralized Debt Obligations of Asset Backed Securities ("CDOs of ABS") and Prime RMBS Exposures

        The tables below provide information on the Company's RMBS, subprime RMBS, CDOs of ABS and Prime exposures as of September 30, 2007:

Distribution by Ratings(1) of Residential Mortgage-Backed Securities by Category as of September 30, 2007

	September 30, 2007
	US		International
(dollars in millions)	Prime	Subprime	Prime	Subprime	Total Net Par Outstanding	% of Total
Ratings(1):
AAA/Aaa	$4,201	$6,808	$4,647	$23	$15,679	$72.8%
AA/Aa	510	15	177	17	719	3.3%
A/A	1,194	17	198	—	1,410	6.5%
BBB/Baa	3,300	230	99	—	3,629	16.9%
Below investment grade	1	91	—	—	92	0.4%

Total exposures	$9,206	$7,161	$5,122	$40	$21,529	100.0%

Distribution of Residential Mortgage-Backed Securities by Category and by Year Insured as of September 30, 2007

	US			International
(dollars in millions)	Prime	Subprime(2)		Prime	Subprime	Total Net Par Outstanding	% of Total
Year insured:
2000 and prior	$100	$51		$76	$—	$227	$1.1%
2001	15	18		214	—	248	1.2%
2002	34	19		213	—	265	1.2%
2003	94	340		82	38	554	2.6%
2004	595	255	(2)	52	—	902	4.2%
2005	1,837	108	(2)	1,296	—	3,241	15.1%
2006	1,326	4,620	(2)	2,562	—	8,508	39.5%
2007 year to date	5,206	1,749	(2)	627	2	7,584	35.2%

	$9,206	$7,161		$5,122	$40	$21,529	100.0%

Distribution of U.S. Subprime Residential Mortgage-Backed Securities by Rating(1) and by Financial Guaranty Segment as of September 30, 2007

(dollars in millions)	Direct Net Par Outstanding	% of Direct Segment	Reinsurance Net Par Outstanding	% of Reins. Segment	Total Net Par Outstanding	% of Total
Ratings(1)
AAA/Aaa	$6,614	96.1%	$194	69.3%	$6,808	$95.1%
AA/Aa	—	—	15	5.3%	15	0.2%
A/A	6	0.1%	11	3.9%	17	0.2%
BBB/Baa	209	3.0%	21	7.5%	230	3.2%
Below investment grade	52	0.8%	39	14.0%	91	1.3%

	$6,880	$100.0%	$280	100.0%	$7,161	100.0%

(1)
Assured internal rating. Assured's scale is comparable to that of the nationally recognized rating agencies.

(2)
100% of the $6.5 billion in U.S. subprime RMBS exposure insured by Assured Guaranty Ltd.'s Financial Guaranty Direct segment in 2004, 2005, 2006, and YTD 2007 is rated AAA/Aaa.

Distribution of U.S. Subprime Residential Mortgage-Backed Securities by Rating1 and Year Insured as of September 30, 2007

  Consolidated

        (dollars in millions)

        Consolidated Net Par Outstanding by Rating(1) and Year Insured as of September 30, 2007

	Super Senior	AAA Rated	AA Rated	A Rated	BBB Rated	BIG Rated	Total
Year insured:
2000 and prior	$—	$2	$1	$6	$10	$33	$51
2001	—	1	0	0	2	15	18
2002	—	8	—	0	8	3	19
2003	—	84	—	8	209	40	340
2004	—	252	1	3	—	—	255
2005	—	108	0	0	0	—	108
2006	3,000	1,619	—	0	0	—	4,620
2007 YTD	609	1,126	13	—	1	—	1,749

	$3,609	$3,199	$15	$17	$230	$91	$7,161

% of total	50.4%	44.7%	0.2%	0.2%	3.2%	1.3%	100.0%

  Financial Guaranty Direct

        (dollars in millions)

        Financial Guaranty Direct Net Par Outstanding by Rating(1) and Year Insured as of September 30, 2007

	Super Senior	AAA Rated	AA Rated	A Rated	BBB Rated	BIG Rated	Total
Year insured:
2000 and prior	$—	$—	$—	$—	$—	$—
2001	—	—	—	—	—	9	9
2002	—	—	—	—	—	3	3
2003	—	79	—	6	209	40	334
2004	—	193	—	—	—	—	193
2005	—	88	—	—	—	—	88
2006	3,000	1,600	—	—	—	—	4,600
2007 YTD	609	1,044	—	—	—	—	1,653

	$3,609	$3,005	$—	$6	$209	$52	$6,880

% of total	52.5%	43.7%	0.0%	0.1%	3.0%	0.8%	100.0%

  Financial Guaranty Reinsurance

        (dollars in millions)

        Financial Guaranty Reinsurance Net Par Outstanding by Rating(1) and Year Insured as of Sept. 30, 2007

	Super Senior	AAA Rated	AA Rated	A Rated	BBB Rated	BIG Rated	Total
Year insured:
2000 and prior	$—	$2	$1	$6	$10	$33	$51
2001	—	1	0	0	2	6	9
2002	—	8	—	0	8	—	16
2003	—	5	—	2	—	0	7
2004	—	58	1	3	—	—	62
2005	—	20	0	0	0	—	20
2006	—	19	—	0	0	—	20
2007 YTD	—	82	13	—	1	—	96

	$—	$194	$15	$11	$21	$39	$280

% of total	0.0%	69.3%	5.3%	3.9%	7.5%	14.0%	100.0%

(1)
Assured internal rating. Assured's scale is comparable to that of the nationally recognized rating agencies.

Financial Guaranty Direct U.S. Subprime Residential Mortgage-Backed Securities Net Par Outstanding Underwritten Since January 1, 2004 by Rating(1) and Year of Issue as of September 30, 2007

(dollars in millions)
Year Issued	Super Senior	AAA Rated	AA Rated		A Rated	BBB Rated	BIG Rated	Total
2004	$—	$193.4		$—	$—	$—	$—	$193.4
2005	2,100.2	1,713.1		—	—	—	—	3,813.3
2006	1,509.0	975.0		—	—	—	—	2,484.0
2007	—	44.0		—	—	—	—	44.0

	$3,609.2	$2,925.5	$		$—	$—	$—	$6,534.7

% of total	55.2%	44.8%		0.0%	0.0%	0.0%	0.0%	100.0%

(1)
Assured internal rating. Assured's scale is comparable to that of the nationally recognized rating agencies.

Financial Guaranty Direct Segment Originated U.S. Subprime Residential Mortgage-Backed Securities Net Par Outstanding by Year Insured from January 1, 2004 to September 30, 2007:

(dollars in millions)			Ratings as of September 30, 2007		Subordination(2)
Year Insured	Year Issued	Net Par Outstanding, as of September 30, 2007	S&P	Moody's	Original AAA Subordination	Original Subordination Below Assured	Current Subordination Below Assured
2004	2004	$17.2	AAA	Aaa	23.3%	23.3%	96.0%
2004	2004	89.8	AAA	Aaa	21.5%	21.5%	81.3%
2004	2004	86.4	AAA	Aaa	17.1%	17.1%	76.5%

2004 par insured:		$193.4
2005	2005	88.1	AAA	Aaa	23.0%	23.0%	50.8%

2005 par insured:		$88.1

(2)
Subordination refers to the level of credit protection provided by subordinate tranches within the deal structure. Total credit enhancement includes both subordination and the benefit from excess spread.

Financial Guaranty Direct Segment Originated U.S. Subprime Residential Mortgage-Backed Securities Net Par Outstanding by Year Insured from January 1, 2004 to September 30, 2007 (continued):

(dollars in millions)			Ratings as of September 30, 2007		Subordination(1)
Year Insured	Year Issued	Net Par Outstanding, as of September 30, 2007	S&P	Moody's	Original AAA Subordination	Original Subordination Below Assured	Current Subordination Below Assured
2006	2005	$100.0	AAA	Aaa	24.2%	34.2%	50.4%
2006	2005	100.0	AAA	Aaa	19.0%	29.0%	44.2%
2006	2006	100.0	AAA	Aaa	22.5%	32.5%	49.1%
2006	2005	100.0	AAA	Aaa	20.1%	30.1%	49.3%
2006	2005	100.0	AAA	Aaa	25.5%	35.5%	56.4%
2006	2005	100.0	AAA	Aaa	20.7%	30.7%	53.5%
2006	2005	100.0	AAA	Aaa	22.1%	32.1%	41.4%
2006	2005	100.0	AAA	Aaa	24.6%	34.6%	67.9%
2006	2005	100.0	AAA	Aaa	26.5%	36.5%	55.6%
2006	2005	100.0	AAA	Aaa	21.2%	31.2%	49.4%
2006	2006	100.0	AAA	Aaa	21.4%	31.4%	40.4%
2006	2005	100.0	AAA	Aaa	21.9%	31.9%	76.8%
2006	2005	100.0	AAA	Aaa	22.6%	32.6%	65.8%
2006	2005	100.0	AAA	Aaa	20.1%	30.1%	41.6%
2006	2005	100.0	AAA	Aaa	21.8%	31.8%	67.7%
2006	2006	100.0	AAA	Aaa	26.0%	36.0%	49.5%
2006	2005	100.0	AAA	Aaa	21.7%	31.7%	61.2%
2006	2005	100.0	AAA	Aaa	22.9%	32.9%	58.2%
2006	2006	100.0	AAA	Aaa	20.6%	30.6%	39.7%
2006	2006	100.0	AAA	Aaa	22.6%	32.6%	38.9%
2006	2005	100.0	AAA	Aaa	23.6%	33.6%	53.4%
2006	2005	100.0	AAA	Aaa	20.6%	30.6%	43.7%
2006	2006	100.0	AAA	Aaa	21.7%	31.7%	42.7%
2006	2005	100.0	AAA	Aaa	23.6%	33.6%	56.8%
2006	2005	100.0	AAA	Aaa	18.2%	28.2%	52.1%
2006	2006	100.0	AAA	Aaa	16.4%	26.4%	35.8%
2006	2005	100.0	AAA	Aaa	17.6%	27.6%	45.3%
2006	2006	100.0	AAA	Aaa	25.7%	35.7%	47.5%
2006	2005	100.0	AAA	Aaa	25.7%	35.7%	56.1%
2006	2006	100.0	AAA	Aaa	21.0%	31.0%	43.8%
2006	2005	80.0	AAA	Aaa	24.2%	24.2%	40.4%
2006	2005	80.0	AAA	Aaa	19.0%	19.0%	34.2%
2006	2005	80.0	AAA	Aaa	20.1%	20.1%	39.3%
2006	2005	80.0	AAA	Aaa	25.5%	25.5%	46.4%
2006	2005	80.0	AAA	Aaa	20.7%	20.7%	43.5%
2006	2005	80.0	AAA	Aaa	22.1%	22.1%	31.4%
2006	2005	80.0	AAA	Aaa	24.6%	24.6%	57.9%
2006	2005	80.0	AAA	Aaa	21.2%	21.2%	39.4%
2006	2005	80.0	AAA	Aaa	21.9%	21.9%	66.8%
2006	2005	80.0	AAA	Aaa	22.6%	22.6%	55.8%
2006	2005	80.0	AAA	Aaa	20.1%	20.1%	31.6%
2006	2005	80.0	AAA	Aaa	21.8%	21.8%	57.7%
2006	2005	80.0	AAA	Aaa	21.7%	21.7%	51.2%
2006	2005	80.0	AAA	Aaa	22.9%	22.9%	48.2%
2006	2005	80.0	AAA	Aaa	23.6%	23.6%	43.4%
2006	2005	80.0	AAA	Aaa	20.6%	20.6%	33.7%
2006	2005	80.0	AAA	Aaa	23.6%	23.6%	46.8%
2006	2005	80.0	AAA	Aaa	25.7%	25.7%	46.1%
2006	2005	80.0	AAA	Aaa	18.2%	18.2%	42.1%
2006	2005	80.0	AAA	Aaa	17.6%	17.6%	35.3%

2006 par insured:		$4,600.2

(1)
Subordination refers to the level of credit protection provided by subordinate tranches within the deal structure. Total credit enhancement includes both subordination and the benefit from excess spread.

Financial Guaranty Direct Segment Originated U.S. Subprime Residential Mortgage-Backed Securities Net Par Outstanding by Year Insured from January 1, 2004 to September 30, 2007 (continued):

(dollars in millions)			Ratings as of September 30, 2007		Subordination(1)
Year Insured	Year Issued	Net Par Outstanding, as of September 30, 2007	S&P	Moody's	Original AAA sub- ordination	Original Sub- ordination Below Assured	Current Sub- ordination Below Assured
2007	2006	$25.0	AAA	Aaa	21.5%	21.5%	34.6%
2007	2006	25.0	AAA	Aaa	22.7%	22.7%	35.8%
2007	2006	25.0	AAA	Aaa	25.3%	25.3%	40.0%
2007	2006	25.0	AAA	Aaa	23.5%	23.5%	35.2%
2007	2006	25.0	AAA	Aaa	19.8%	19.8%	25.7%
2007	2006	25.0	AAA	Aaa	20.2%	20.2%	28.6%
2007	2006	25.0	AAA	Aaa	24.9%	24.9%	35.1%
2007	2006	25.0	AAA	Aaa	19.7%	19.7%	29.7%
2007	2006	25.0	AAA	Aaa	25.2%	25.2%	41.8%
2007	2006	25.0	AAA	Aaa	20.7%	20.7%	31.4%
2007	2006	25.0	AAA	Aaa	21.0%	21.0%	33.3%
2007	2006	25.0	AAA	Aaa	26.0%	26.0%	39.5%
2007	2006	25.0	AAA	Aaa	20.5%	20.5%	28.9%
2007	2006	25.0	AAA	Aaa	18.7%	18.7%	23.5%
2007	2006	25.0	AAA	Aaa	22.3%	22.3%	33.3%
2007	2006	25.0	AAA	Aaa	19.5%	19.5%	30.3%
2007	2006	25.0	AAA	Aaa	17.4%	17.4%	37.9%
2007	2006	25.0	AAA	Aaa	17.4%	17.4%	24.1%
2007	2006	25.0	AAA	Aaa	22.1%	22.1%	32.5%
2007	2006	25.0	AAA	Aaa	22.1%	22.1%	31.5%
2007	2006	25.0	AAA	Aaa	21.2%	21.2%	27.2%
2007	2006	25.0	AAA	Aaa	18.6%	18.6%	22.1%
2007	2006	25.0	AAA	Aaa	23.9%	23.9%	27.2%
2007	2006	25.0	AAA	Aaa	26.0%	26.0%	31.7%
2007	2006	25.0	AAA	Aaa	21.5%	21.5%	28.5%
2007	2006	25.0	AAA	Aaa	21.7%	21.7%	27.0%
2007	2006	25.0	AAA	Aaa	20.2%	20.2%	24.5%
2007	2006	25.0	AAA	Aaa	19.2%	19.2%	22.2%
2007	2006	25.0	AAA	Aaa	21.8%	21.8%	28.5%
2007	2006	25.0	AAA	Aaa	23.4%	23.4%	30.4%
2007	2006	25.0	AAA	Aaa	20.2%	20.2%	24.4%
2007	2006	25.0	AAA	Aaa	17.6%	17.6%	20.8%
2007	2006	25.0	AAA	Aaa	21.4%	21.4%	26.3%
2007	2006	25.0	AAA	Aaa	23.2%	23.2%	26.7%
2007	2006	25.0	AAA	Aaa	22.1%	22.1%	26.6%
2007	2006	25.0	AAA	Aaa	21.7%	21.7%	26.0%
2007	2006	25.0	AAA	Aaa	21.6%	21.6%	24.6%
2007	2006	25.0	AAA	Aaa	22.0%	22.0%	28.8%
2007	2005	25.0	AAA	Aaa	18.7%	18.7%	22.2%
2007	2006	25.0	AAA	Aaa	22.5%	22.5%	27.9%
2007	2007	44.0	AAA	Aaa	20.3%	20.3%	23.3	%(2)
2007	2006	608.9	AAA	Aaa	29.9%	39.9%	39.9%

YTD 2007 par insured:		$1 652.9

Total		$6,534.7

1.
Subordination refers to the level of credit protection provided by subordinate tranches within the deal structure. Total credit enhancement includes both subordination and the benefit from excess spread.

2.
This transaction is a secondary market execution on a deal that is wrapped by another AAA-rated financial guarantor. The underlying security is also rated AAA/Aaa.

Financial Guaranty Direct Collateralized Debt Obligations of Asset-Backed Securities (CDOs of ABS)(1) Net Par Outstanding by Type of CDO, by Year Insured and by Collateral:

(dollars in millions)

			Type of Collateral as a Percent of Total Pool
						CDOs of Investment Grade Corporate				Ratings as of Sept. 30, 2007
													Original Subordination Below Assured	Current Subordination Below Assured
Year Insured	Legal Final Maturity(2)	Net Par Outstanding		RMBS (Includes Subprime)	Comm. MBS (CMBS)		CDOs of ABS	Total Collateral Pool	U.S. Subprime RMBS			Original AAA Subordination
			ABS							S&P	Moody's
CDOs of Mezzanine ABS(3):
2001	2017	$120.6	0%	0%	100%	0%	0%	100%	0%	AAA	Aaa	25.1%	25.1%	29.5%
2001	2016	64.0	0%	0%	100%	0%	0%	100%	0%	AAA	Aaa	28.1%	28.1%	37.9%
2002	2017	153.3	0%	0%	100%	0%	0%	100%	0%	AAA	Aaa	24.6%	24.6%	29.9%
2002	2017	121.6	0%	0%	100%	0%	0%	100%	0%	AAA	Aaa	22.1%	22.1%	25.9%
2002	2017	100.2	0%	0%	100%	0%	0%	100%	0%	AAA	Aaa	35.0%	35.0%	44.6%
2002	2017	74.2	0%	0%	100%	0%	0%	100%	0%	AAA	Aaa	24.0%	24.0%	30.2%
2003	2018	130.7	0%	0%	100%	0%	0%	100%	0%	AAA	Aaa	20.0%	20.0%	23.8%
2003	2038	88.3	0%	0%	100%	0%	0%	100%	0%	AAA	Aaa	23.0%	38.0%	46.3%
2003	2018	52.4	0%	0%	100%	0%	0%	100%	0%	AAA	Aaa	63.0%	63.0%	66.1%
2004	No CDO of ABS business written
2005	No CDO of ABS business written
2006	No CDO of ABS business written
2007 YTD	No CDO of ABS business written

Subtotal:		$905.4	0%	0%	100%	0%	0%	100%	0%	AAA	Aaa	27.1%	28.5%	34.3%

CDOs of High Grade ABS(4): No CDO of ABS business written
CDOs of Pooled AAA ABS(5):
2003	2010	661.0	35%	34%	26%	5%	0%	100%	0%	AAA	Aaa	0.0%	12.5%	12.5%
2003	2008	594.0	37%	57%	6%	0%	0%	100%	32%	AAA	Aaa	0.0%	10.0%	10.0%
2004	No CDO of ABS business written
2005	No CDO of ABS business written
2006	No CDO of ABS business written
2007 YTD	No CDO of ABS business written

Subtotal:		$1,255.0	36%	45%	17%	3%	0%	100%	15%	AAA	Aaa	0.0%	11.3%	11.3%

Total:		$2,160.4	21%	26%	52%	2%	0%	100%	9%	AAA	Aaa	11.4%	18.5%	21.0%

1.
A "CDO of ABS" is a collateralized debt obligation (CDO) transaction whose collateral pool consists primarily of asset-backed securities (ABS), including mortgage-backed securities (MBS). ABS transactions securities generally represent an ownership interest in a trust that contains collateral supporting the notes. Those interests are divided into several tranches that can have varying levels of subordination, credit protection triggers and credit ratings.

2.
"Legal Final Maturity" represents the final date for payment specified in the transaction documents and does not take into account prepayments that shorten the expected maturity and weighted average life.

3.
"CDOs of Mezzanine ABS" is a market term that refers to transactions where the underlying collateral at issuance is comprised of mezzanine tranches rated BBB or lower. The collateral underlying Assured's exposure to CDOs of Mezzanine ABS had weighted average ratings, based on rating information as of September 30, 2007, as follows: 18% AAA, 6% AA, 12% A, 46% BBB and 18% below investment grade (BIG).

4.
"CDOs of High Grade ABS" is a market term that refers to transactions where the underlying collateral at issuance is comprised of mezzanine tranches rated single A or higher.

5.
"CDOs of Pooled AAA ABS" is a market term that refers to transactions where the underlying collateral at issuance is comprised of the senior-most AAA rated securities. Assured's exposure to CDOs of Pooled AAA ABS was rated, based on rating information as of September 30, 2007: 100% AAA/Aaa.

Distribution by Ratings(1) of Prime Residential Mortgage-Backed Securities

(dollars in millions)	September 30, 2007
	US
Ratings(1):					Total Net Par Outstanding
	Prime	HELOC	Alt-A	International		%
AAA/Aaa	$541	$45	$3,615	$4,647	$8,848	$61.8%
AA/Aa	498	12	—	177	687	4.8%
A/A	653	12	529	198	1,393	9.7%
BBB/Baa	845	2,454	—	99	3,399	23.7%
Below investment grade	1	—	—	—	1	—

Total exposures	$2,539	$2,523	$4,144	$5,122	$14,328	100.0%

Distribution of U.S. Prime Residential Mortgage-Backed Securities by Rating(1) as of September 30, 2007

(dollars in millions)
Ratings(1):	Direct Net Par Outstanding	%	Reinsurance Net Par Outstanding	%	Total Net Par Outstanding	%
AAA/Aaa	$4,002	51.4%	$199	14.0%	$4,201	45.6%
AA/Aa	398	5.1%	112	7.9%	510	5.5%
A/A	1,029	13.2%	165	11.6%	1,194	13.0%
BBB/Baa	2,355	30.3%	945	66.4%	3,300	35.8%
Below investment grade	—	—	1	0.1%	1	—

	$7,784	100.0%	$1,422	100.0%	$9,206	100.0%

Distribution of Prime Residential Mortgage-Backed Securities by Year Insured as of September 30, 2007

(dollars in millions)
	US
Year insured:					Total Net Par Outstanding
	Prime	HELOC	Alt-A	International		%
2000 and prior	$98	$2	$—	$76	$176	1.2%
2001	15	0	—	214	230	1.6%
2002	15	18	—	213	246	1.7%
2003	73	5	15	82	176	1.2%
2004	145	267	183	52	647	4.5%
2005	263	1,094	480	1,296	3,133	21.9%
2006	1,012	240	73	2,562	3,888	27.1%
2007 year to date	916	897	3,392	627	5,833	40.7%

	$2,539	$2,523	$4,144	$5,122	$14,326	100.0%

(1)
Assured internal rating. Assured's scale is comparable to that of the nationally recognized rating agencies.

Distribution of U.S. Prime Residential Mortgage-Backed Securities by Rating(1), Exposure Type and Year Insured as of September 30, 2007

Prime RMBS Exposure

(dollars in millions)
Year Insured:	Super Senior	AAA Rated	AA Rated	A Rated	BBB Rated	BIG Rated	Total
2000 and prior	$—	$1	$72	$3	$22	$0	$98
2001	—	11	—	2	3	0	15
2002	—	0	—	12	3	—	15
2003	—	4	—	70	—	—	73
2004	—	33	6	66	40	—	145
2005	—	242	12	—	9	—	263
2006	—	99	—	500	413	1	1,012
2007 YTD	—	153	407	—	356	—	916

	$—	$541	$498	$653	$845	$1	$2,539

% of total	0.0%	21.3%	19.6%	25.7%	33.3%	0.0%	100.0%

Home Equity Line of Credit Exposure

(dollars in millions)
Year insured:	Super Senior	AAA Rated	AA Rated	A Rated	BBB Rated	BIG Rated	Total
2000 and prior	$—	$—	$1	$1	$0	$—	$2
2001	—	0	0	—	—	—	0
2002	—	1	8	1	8	—	18
2003	—	—	3	1	2	—	5
2004	—	44	—	—	223	—	267
2005	—	—	—	9	1,085	—	1,094
2006	—	—	—	—	240	—	240
2007 YTD	—	—	—	—	897	—	897

	$—	$45	$12	$12	$2,454	$—	$2,523

% of total	0.0%	1.8%	0.5%	0.5%	97.3%	0.0%	100.0%

Alt-A Exposure

(dollars in millions)
Year insured:	Super Senior	AAA Rated	AA Rated	A Rated	BBB Rated	BIG Rated	Total
2000 and prior	$—	$—	$—	$—	$—	$—	$—
2001	—	—	—	—	—	—	—
2002	—	—	—	—	—	—	—
2003	—	15	—	—	—	—	15
2004	—	183	—	—	—	—	183
2005	—	480	—	—	—	—	480
2006	—	73	—	—	—	—	73
2007 YTD	113	2,750	—	529	—	—	3,392

	$113	$3,502	$—	$529	$—	$—	$4,144

% of total	2.7%	84.5%	0.0%	12.8%	0.0%	0.0%	100.0%

(1)
Assured internal rating. Assured's scale is comparable to that of the nationally recognized rating agencies.

Consolidated Results of Operations(1)

        The following table presents summary consolidated results of operations data for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	($ in millions)
Revenues:
Gross written premiums	$89.3	$73.6	$250.7	$240.5
Net written premiums	80.3	73.1	233.6	234.2
Net earned premiums	56.2	51.9	164.3	148.2
Net investment income	31.8	28.5	94.2	82.0
Net realized investment (losses) gains	(0.1)	0.1	(1.9)	(1.9)
Unrealized (losses) gains on derivative financial instruments	(221.0)	(1.6)	(247.9)	4.2
Other income	0.4	—	0.4	—

Total revenues	(132.6)	78.9	9.1	232.4

Expenses:
Loss and loss adjustment expenses	3.7	0.9	(10.1)	(6.0)
Profit commission expense	1.1	1.6	3.6	4.7
Acquisition costs	10.3	11.3	32.0	33.4
Operating expenses	19.9	16.5	59.4	49.3
Interest expense	5.9	3.4	17.7	10.1
Other expenses	0.6	0.6	1.9	1.9

Total expenses	41.5	34.4	104.5	93.4

(Loss) income before (benefit) provision for income taxes	(174.1)	44.5	(95.5)	139.0
(Benefit) provision for income taxes	(59.2)	6.6	(52.3)	21.7

Net (loss) income	$(115.0)	$37.9	$(43.2)	$117.3

Underwriting gain by segment:
Financial guaranty direct	$7.8	$7.7	$26.3	$24.3
Financial guaranty reinsurance	12.1	10.1	47.4	22.6
Mortgage guaranty	1.3	2.9	4.4	7.7
Other	—	1.0	1.3	12.3

Total	$21.2	$21.6	$79.4	$66.8

(1)
Some amounts may not add due to rounding.

        We organize our business around four principal business segments: financial guaranty direct, financial guaranty reinsurance, mortgage guaranty and other. There are a number of lines of business that we have exited as part of our IPO in April 2004, which are included in the other segment. However, the results of these businesses are reflected in the above numbers. These businesses include equity layer credit protection, trade credit reinsurance, title reinsurance and auto residual value reinsurance. These unaudited interim consolidated financial statements cover the Third Quarter 2007, Third Quarter 2006, Nine Months 2007 and Nine Months 2006.

  Net (Loss) Income

        Net (loss) income was $(115.0) million and $37.9 million for Third Quarter 2007 and Third Quarter 2006, respectively. The decrease of $152.9 million in 2007 compared with 2006 is primarily due to the following factors:

  •
  a $(221.0) million unrealized loss on derivative financial instruments in Third Quarter 2007 compared with a $(1.6) million unrealized loss on derivative financial instruments in Third Quarter 2006, attributable to spreads widening and includes no credit losses. Net of related income taxes, the unrealized (loss) gain on derivative financial instruments, was $(162.9) million and $(1.1) million for Third Quarter 2007 and Third Quarter 2006, respectively. With considerable volatility continuing in the market, this amount will fluctuate significantly in future periods.

        Partially offsetting this negative factor are:

  •
  an increase of $3.3 million in net investment income to $31.8 million in Third Quarter 2007 from $28.5 million in Third Quarter 2006, which is primarily attributable to increased invested assets due to operating cash flows, and

  •
  a $6.0 million reduction in our provision for income taxes in Third Quarter 2007 due to a reduction in our FIN 48 liability as a result of the completion of an IRS audit of Assured Guaranty Overseas US Holdings Inc. and subsidiaries.

        Net (loss) income was $(43.2) million for Nine Months 2007, compared with $117.3 million for Nine Months 2006. The decrease of $(160.5) million in 2007 compared with 2006 is primarily due to the same reasons mentioned above. In addition, Nine Months 2007 provision for income taxes includes a $4.1 million reduction of the Company's FIN 48 liability, which was reduced subsequent to the adoption of FIN 48, due to final regulations on the treatment of a tax uncertainty regarding the use of consolidated losses.

  Gross Written Premiums

	Three Months Ended September 30,		Nine Months Ended September 30,
Gross Written Premiums
	2007	2006	2007	2006
	($ in millions)
Financial guaranty direct	$64.0	$41.9	$176.2	$140.5
Financial guaranty reinsurance	23.8	29.7	68.0	90.2
Mortgage guaranty	1.4	1.9	2.9	5.7

Total financial guaranty gross written premiums	89.2	73.5	247.2	236.5
Other	0.1	0.1	3.5	4.0

Total gross written premiums	$89.3	$73.6	$250.7	$240.5

        Gross written premiums for Third Quarter 2007 were $89.3 million compared with $73.6 million for Third Quarter 2006. Gross written premiums from our financial guaranty direct operations increased $22.1 million in Third Quarter 2007 compared with Third Quarter 2006. The increase is primarily attributable to our international infrastructure business, which generated $29.8 million of gross written premiums in Third Quarter 2007 compared with $16.2 million during Third Quarter 2006. The remainder of this increase was due to a $8.5 million increase in U.S. generated premium, primarily from our upfront public finance and installment structured finance business, as we continue to grow our direct business. Our financial guaranty reinsurance segment decreased $5.9 million in Third Quarter 2007 compared with Third Quarter 2006 attributable to decreased premiums from upfront treaty and facultative cessions from our cedants and the non-renewal of certain treaties in 2006 and 2004.

        Gross written premiums for Nine Months 2007 were $250.7 million, compared with $240.5 million for Nine Months 2006. Gross written premiums in our financial guaranty reinsurance segment decreased primarily due to the same reasons mentioned above. Gross written premiums in our financial guaranty direct operations increased $35.7 million for Nine Months 2007 compared with Nine Months 2006 primarily due to a $26.4 million increase in U.S. generated business, mainly from our upfront public finance and installment structured finance business, as we continue to execute our direct business strategy. The remainder of this increase was due to growth in our international business, which generated $69.9 million of gross written premiums in Nine Months 2007, compared with $60.6 million for Nine Months 2006.

  Net Earned Premiums

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Earned Premiums
	2007	2006	2007	2006
	($ in millions)
Financial guaranty direct	$31.7	$21.8	$88.8	$63.7
Financial guaranty reinsurance	21.6	25.4	67.2	71.8
Mortgage guaranty	2.9	4.9	8.3	12.7

Total financial guaranty net earned premiums	56.2	51.9	164.3	148.2
Other	—	—	—	—

Total net earned premiums	$56.2	$51.9	$164.3	$148.2

        Net earned premiums for Third Quarter 2007 were $56.2 million compared with $51.9 million for Third Quarter 2006, while net earned premiums for Nine Months 2007 were $164.3 million, compared with $148.2 million for Nine Months 2006. Financial guaranty direct segment net earned premiums were $31.7 million for Third Quarter 2007, an increase of $9.9 million compared with Third Quarter 2006. Financial guaranty direct segment net earned premiums were $88.8 million for Nine Months 2007, an increase of $25.1 million compared with Nine Months 2006. The increases for both periods are attributable to the continued growth of our in-force book of business, resulting in increased net earned premiums, and to public finance refundings which were $1.1 million and $2.8 million for the Third Quarter 2007 and Nine Months 2007, respectively. Third Quarter 2006 and Nine Months 2006 had no earned premiums from public finance refundings in the financial guaranty direct segment. For both Third Quarter 2007 and Nine Months 2007 compared with Third Quarter 2006 and Nine Months 2006, respectively, the decreases in net earned premiums in the financial guaranty reinsurance and mortgage guaranty segments are primarily related to the non-renewal and expiration of certain treaties.

  Net Investment Income

        Net investment income was $31.8 million for Third Quarter 2007, compared with $28.5 million for Third Quarter 2006. The $3.3 million increase is attributable to slight increases in investment yields during the year, combined with increased invested assets due to positive operating cash flows.

        Net investment income was $94.2 million for Nine Months 2007, compared with $82.0 million for Nine Months 2006. Pre-tax book yields were 5.2% and 5.1% for the nine-month periods ended September 30, 2007 and 2006, respectively. The $12.2 million increase for Nine Months 2007 compared with Nine Months 2006 is primarily due to the same reasons mentioned above.

  Net Realized Investment (Losses) Gains

        Net realized investment (losses) gains, principally from the sale of fixed maturity securities were $(0.1) million loss and $0.1 million gain for Third Quarter 2007 and Third Quarter 2006, respectively, and a $(1.9) million loss for both Nine Months 2007 and Nine Months 2006, respectively. The Company had no write downs of investments for other than temporary impairment losses for the three and nine months ended September 30, 2007 and 2006. Net realized investment losses, net of related income taxes, were $(0.2) million for Third Quarter 2007, and $(1.7) million and $(1.4) million for Nine Months 2007 and Nine Months 2006, respectively. Due to the effect of taxes, Third Quarter 2006 net realized investment gains, net of related income taxes were an immaterial amount.

  Unrealized (Losses) Gains on Derivative Financial Instruments

        Derivative financial instruments are recorded at fair value as required by FAS 133 and FAS 149. However, as explained under "—Critical Accounting Estimates," we record part of the change in fair value in the loss and LAE reserves as well as in unearned premium reserves. The fair value adjustment for Third Quarter 2007 was a $(221.0) million loss compared with a $(1.6) million loss in Third Quarter 2006. The fair value adjustment for Nine Months 2007 was a $(247.9) million loss compared with a $4.2 million gain for Nine Months 2006. The change in fair value for both periods is attributable to spreads widening and includes no credit losses. For the Third Quarter 2007, approximately 70% of the Company's unrealized loss on derivative financial instruments is due to a decline in the market value of high yield and investment grade corporate collateralized loan obligation transactions, with the balance generated by lower market values principally in the residential and commercial mortgage-backed securities markets. Changes in the fair value of our derivative contracts do not reflect actual claims or credit losses, and have no impact on the Company's claims-paying resources, rating agency capital or regulatory capital positions. With considerable volatility continuing in the market, the fair value adjustment amount will fluctuate significantly in future periods. Unrealized (losses) gains on derivative financial instruments, net of related income taxes, were $(162.9) million and $(1.1) million for Third Quarter 2007 and Third Quarter 2006, respectively, and $(182.5) million and $3.0 million for Nine Months 2007 and Nine Months 2006, respectively.

        The gain or loss created by the estimated fair value adjustment will rise or fall based on estimated market pricing and may not be an indication of ultimate claims. Fair value is defined as the amount at which an asset or liability could be bought or sold in a current transaction between willing parties. We enter into credit derivative contracts which require us to make payments upon the occurrence of certain defined credit events relating to an underlying obligation (generally a fixed income obligation). The Company's credit derivative exposures are substantially similar to its financial guaranty insurance contracts and provide for credit protection against payment default. They are contracts that are generally held to maturity. The unrealized gains and losses on derivative financial instruments will amortize to zero as the exposure approaches its maturity date, unless there is a payment default on the exposure.

  Loss and Loss Adjustment Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
Loss and Loss Adjustment Expenses
	2007	2006	2007	2006
	($ in millions)
Financial guaranty direct	$6.4	$(0.3)	$9.3	$(4.6)
Financial guaranty reinsurance	(3.4)	1.8	(19.2)	10.3
Mortgage guaranty	0.8	0.4	1.0	0.6

Total financial guaranty loss and loss adjustment expenses	3.7	1.9	(8.9)	6.3
Other	—	(1.0)	(1.3)	(12.3)

Total loss and loss adjustment expenses	$3.7	$0.9	$(10.1)	$(6.0)

        Loss and LAE for Third Quarter 2007 and Third Quarter 2006 were $3.7 million and $0.9 million, respectively. During Third Quarter 2007 the financial guaranty direct segment had loss and LAE of $6.4 million, which included a $6.1 million increase in portfolio reserves due to portfolio migration and the continued development of loss reserves in the ordinary course as our portfolio grows, as well as management updating its rating agency default statistics used in the portfolio loss reserving process, which we perform during the third quarter of every year. Case loss activity during Third Quarter 2007 was $0.3 million. The Third Quarter 2006 results included $(0.3) million in loss recoveries on two deals. During Third Quarter 2007 the financial guaranty reinsurance segment had loss and LAE of $(3.4), primarily due to a net portfolio reserve release of $3.6 million due to the establishment of a case reserve, based on information reported to us by the ceding company, for an aircraft-related structured finance transaction written prior to the IPO. Additionally, there was an increase in portfolio reserves of

$2.9 million due to the updating of rating agency default statistics mentioned above, offset by reserve releases from run-off and loss recoveries for aircraft-related transactions. During Third Quarter 2006 portfolio reserves were increased $3.0 million in our financial guaranty reinsurance segment primarily due to management updating its rating agency default statistics used in the portfolio loss reserving process. The increase in portfolio reserves was partially offset by a $(1.1) million LAE recovery. The other segment had loss recoveries of $1.0 million for Third Quarter 2006, while Third Quarter 2007 experienced no such recoveries.

        Loss and LAE for Nine Months 2007 and Nine Months 2006 were $(10.1) million and $(6.0) million, respectively. In addition to Third Quarter 2007 and 2006 activity, results for the financial guaranty direct segment for Nine Months 2007 includes a $1.9 million case reserve increase and a $1.0 million portfolio reserve increase, primarily attributable to downgrades of transactions in our CMC list related to the subprime mortgage market, while Nine Months 2006 included a $2.1 million release of portfolio reserves as a result of the early termination of 20 swap transactions based on the counterparties' right to terminate and a net recovery of $2.5 million relating to the settlement of a subprime mortgage transaction. In addition to the Third Quarter 2007 and 2006 activity mentioned above, the financial guaranty reinsurance segment had a $(15.8) million loss benefit principally due to the restructuring of a European infrastructure transaction, as well as loss recoveries for aircraft-related transactions, during Nine Months 2007,while Nine Months 2006 included increased loss reserves of $7.9 million, related to the rating downgrade of various credits. The other segment had loss recoveries of $1.3 million and $12.3 million for Nine Months 2007 and Nine Months 2006, respectively.

  Profit Commission Expense

        Profit commissions allow the ceding company to share favorable experience on a reinsurance contract due to lower than expected losses. Expected or favorable loss development generates profit commission expense, while the inverse occurs on unfavorable loss development. Portfolio reserves are not a component of these profit commission calculations. Profit commissions for Third Quarter 2007 and Nine Months 2007 were $1.1 million and $3.6 million, respectively, compared with $1.6 million and $4.7 million for the comparable periods in the prior year.    The decrease for both periods is primarily related to the expiration of mortgage guaranty experience rated quota share treaties.

  Acquisition Costs

        Acquisition costs primarily consist of ceding commissions, brokerage fees and operating expenses that are related to the acquisition of new business. Acquisition costs that vary with and are directly related to the acquisition of new business are deferred and amortized in relation to earned premium. For Third Quarter 2007 and Third Quarter 2006, acquisition costs incurred were $10.3 million and $11.3 million, respectively, while Nine Months 2007 and Nine Months 2006 acquisition costs incurred were $32.0 million and $33.4 million, respectively. These amounts are consistent with changes in net earned premium from non-derivative transactions.

  Operating Expenses

        For Third Quarter 2007 and Third Quarter 2006, operating expenses were $19.9 million and $16.5 million, respectively. Operating expenses for Nine Months 2007 were $59.4 million, compared with $49.3 million for Nine Months 2006. The $3.4 million increase for Third Quarter 2007 compared with Third Quarter 2006 and the $10.1 million increase for Nine Months 2007 compared with Nine Months 2006 was mainly due to higher salaries and related employee benefits, due to staffing additions and merit increases. Also contributing to the increase is the amortization of restricted stock and stock option awards, primarily due to the accelerated vesting of these awards for retirement eligible employees as required by FAS 123R.

  Interest Expense

        For Third Quarter 2007 and Third Quarter 2006, interest expense was $5.9 million and $3.4 million, respectively. For Nine Months 2007 and Nine Months 2006, interest expense was $17.7 million and $10.1 million, respectively. Third Quarter 2007 and Nine Months 2007 amounts are mainly comprised of $3.3 million and $10.0 million, respectively, of interest expense related to the issuance of our 7% Senior Notes ("Senior Notes") in May 2004 and $2.5 million and $7.4 million, respectively, of interest expense related to the issuance of our 6.40% Series A Enhanced Junior Subordinated Debentures in December 2006. The coupon on the Senior Notes is 7.0%, however, the effective rate is approximately 6.4%, which reflects the effect of a cash flow hedge executed by the Company in March 2004. The interest expense in both 2006 periods is related to the issuance of Senior Notes.

  Other Expenses

        For both Third Quarter 2007 and Third Quarter 2006, other expenses were $0.6 million, while for both Nine Months 2007 and Nine Months 2006, other expenses were $1.9 million. The 2007 and 2006 amounts reflect the put option premiums associated with AGC's $200.0 million committed capital securities.

  Income Tax

        For Third Quarter 2007 and Third Quarter 2006, income tax (benefit) expense was $(59.2) million and $6.6 million, respectively. For Nine Months 2007 and Nine Months 2006, income tax (benefit) expense was $(52.3) million and $21.7 million, respectively. Our effective tax rate was 34.0% and 54.7% for Third Quarter 2007 and Nine Months 2007, respectively, compared with 14.9% and 15.6% for Third Quarter 2006 and Nine Months 2006, respectively. Our effective tax rates reflect the proportion of income recognized by each of our operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 35%, UK subsidiaries taxed at the UK marginal corporate tax rate of 30%, and no taxes for our Bermuda holding company and subsidiaries. Accordingly, our overall corporate effective tax rate fluctuates based on the distribution of taxable income across these jurisdictions. Third Quarter 2007 and Nine Months 2007 include $(221.0) million and $(247.9) million, respectively, of unrealized losses on derivative financial instruments, the majority of which is associated with subsidiaries taxed in the U.S., compared with a $(1.6) million unrealized loss and $4.2 million unrealized gain on derivative financial instruments in Third Quarter 2006 and Nine Months 2006, respectively. Additionally, during the Third Quarter 2007, the IRS completed its audit of Assured Guaranty Overseas US Holdings Inc. and subsidiaries for the 2002 through 2004 tax years, resulting in a $6.0 million reduction of our FIN 48 tax liability. Nine Months 2007 also included a $4.1 million reduction of the Company's FIN 48 liability, which was reduced subsequent to adoption of FIN 48, due to final regulations on the treatment of a tax uncertainty regarding the use of consolidated losses. Nine Months 2006 included $4.3 million of income tax expense related to the $12.3 million of loss recoveries from our other segment.

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

        The table below summarizes the financial results of our financial guaranty direct segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	($ in millions)
Gross written premiums	$64.0	$41.9	$176.2	$140.5
Net written premiums	55.0	41.5	162.9	139.0
Net earned premiums	31.7	21.8	88.8	63.7
Loss and loss adjustment expenses	6.4	(0.3)	9.3	(4.6)
Profit commission expense	—	—	—	—
Acquisition costs	2.4	2.1	7.7	6.4
Operating expenses	15.1	12.2	45.5	37.6

Underwriting gain	$7.8	$7.7	$26.3	$24.3

Loss and loss adjustment expense ratio	20.2%	(1.3)%	10.5%	(7.2)%
Expense ratio	55.2%	65.7%	59.9%	69.1%

Combined ratio	75.4%	64.4%	70.4%	61.9%

	Three Months Ended September 30,		Nine Months Ended September 30,
Gross Written Premiums
	2007	2006	2007	2006
	($ in millions)
Public finance	$34.7	$22.3	$92.7	$78.8
Structured finance	29.3	19.6	83.5	61.7

Total	$64.0	$41.9	$176.2	$140.5

        For Third Quarter 2007 the financial guaranty direct segment contributed $64.0 million to gross written premiums, an increase of $22.1 million, compared with $41.9 million for Third Quarter 2006. The increase is primarily attributable to our international infrastructure business, which generated $29.8 million of gross written premiums in Third Quarter 2007 compared with $16.2 million during Third Quarter 2006. The remainder of this increase was due to a $8.5 million increase in U.S. premium, primarily from our upfront public finance and installment structured finance business, as we continue to execute our direct business strategy. Gross written premiums for Nine Months 2007 and Nine Months 2006 were $176.2 million and $140.5 million, respectively. Gross written premiums in our financial guaranty direct operations increased $35.7 million for Nine Months 2007 compared with Nine Months 2006 primarily due to a $26.4 million increase in U.S. generated business, mainly from our upfront public finance and installment structured finance business, as we continue to execute our direct business strategy. The remainder of this increase was due to growth in our international business, which generated $69.9 million of gross written premiums in Nine Months 2007, compared with $60.6 million for Nine Months 2006.

        Generally, gross and net written premiums from the public finance market are received upfront, while the structured finance and credit derivatives markets have been received on an installment basis. For Nine Months 2007, 52% of gross written premiums in this segment were upfront premiums and 48% were installment premiums. For Nine Months 2006, 55% of gross written premiums in this segment were upfront premiums and 45% were installment premiums.

	Three Months Ended September 30,		Nine Months September 30,
Net Written Premiums
	2007	2006	2007	2006
		($ in millions)
Public finance	$27.0	$22.3	$82.8	$78.8
Structured finance	28.0	19.2	80.1	60.2

Total	$55.0	$41.5	$162.9	$139.0

        For Third Quarter 2007 and Nine Months 2007, net written premiums were $55.0 million and $162.9 million, respectively, compared with $41.5 million for Third Quarter 2006 and $139.0 million for Nine Months 2006. The variances in net written premiums are consistent with the variances in gross written premiums as we typically retain a substantial portion of this business.

	Three Months Ended September 30,		Nine Months September 30,
Net Earned Premiums
	2007	2006	2007	2006
		($ in millions)
Public finance	$5.2	$2.0	$12.2	$4.7
Structured finance	26.5	19.8	76.6	59.0

Total	$31.7	$21.8	$88.8	$63.7

Included in public finance direct net earned premiums are refundings of	$1.1	$—	$2.8	$—

        Net earned premiums for Third Quarter 2007 were $31.7 million compared with $21.8 million for Third Quarter 2006, reflecting the continued growth of our in-force book of business. Net earned premiums for Nine Months 2007 increased $25.1 million compared with Nine Months 2006. Included in Third Quarter 2007 and Nine Months 2007 financial guaranty direct net earned premiums are $1.1 million and $2.8 million, respectively, of public finance refundings, which reflect the unscheduled pre-payment or refundings of underlying municipal bonds. These unscheduled refundings are sensitive to market interest rates. There were no unscheduled refundings for Third Quarter 2006 or Nine Months 2006. We evaluate our net earned premiums both including and excluding these refundings.

        Losses and LAE were $6.4 million and $(0.3) million, respectively, for Third Quarter 2007 and Third Quarter 2006, while Loss and LAE were $9.3 million and $(4.6) million for Nine Months 2007 and Nine Months 2006, respectively. Third Quarter 2007 includes a $3.0 million increase in portfolio reserves due to management updating its rating agency default statistics used in the portfolio loss reserving process, which we perform during the third quarter of every year. Additionally, portfolio reserves increased $3.1 million due to portfolio development. Case loss activity in the quarter was $0.3 million. Loss and LAE for Third Quarter 2006 included $(0.3) million in loss recoveries on two deals.

        In addition to the increases discussed above, Nine Months 2007 includes a $1.9 million case reserve increase and a $1.0 million portfolio reserve increase, primarily attributable to downgrades of transactions in our CMC list related to the subprime mortgage market, while Nine Months 2006 included a $2.1 million release of portfolio reserves as a result of the early termination of 20 swap transactions based on the counterparties' right to terminate and a net recovery of $2.5 million relating to the settlement of a subprime mortgage transaction.

        Acquisition costs incurred for Third Quarter 2007 and Nine Months 2007 were $2.4 million and $7.7 million, respectively. For Third Quarter 2006 and Nine Months 2006 acquisition costs were $2.1 million and $6.4 million, respectively. The changes in acquisition costs incurred over the periods are directly related to changes in net earned premium from non-derivative transactions.

        Operating expenses for Third Quarter 2007 and Third Quarter 2006 were $15.1 million and $12.2 million, respectively. Operating expenses for Nine Months 2007 were $45.5 million, compared with $37.6 million for Nine Months 2006. The increase in operating expenses for the periods is mainly due to higher salaries and related employee benefits, due to staffing additions and merit increases. Also contributing to the increase is the amortization of restricted stock and stock option awards, primarily due to the accelerated vesting of these awards for retirement eligible employees as required by FAS 123R.

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

        The table below summarizes the financial results of our financial guaranty reinsurance segment for the periods presented:

	Three Months Ended September 30,		Nine Months September 30,
	2007	2006	2007	2006
		($ in millions)
Gross written premiums	$23.8	$29.7	$68.0	$90.2
Net written premiums	23.8	29.7	67.8	89.5
Net earned premiums	21.6	25.4	67.2	71.8
Loss and loss adjustment expenses	(3.4)	1.8	(19.2)	10.3
Profit commission expense	0.8	0.7	2.2	2.2
Acquisition costs	7.7	8.9	24.0	26.1
Operating expenses	4.5	3.9	12.8	10.7

Underwriting gain	$12.1	$10.1	$47.4	$22.6

Loss and loss adjustment expense ratio	(15.9)%	7.1%	(28.6)%	14.3%
Expense ratio	60.1%	53.3%	58.1%	54.2%

Combined ratio	44.2%	60.4%	29.5%	68.5%

	Three Months Ended September 30,		Nine Months September 30,
Gross Written Premiums
	2007	2006	2007	2006
		($ in millions)
Public finance	$18.6	$21.6	$50.8	$66.2
Structured finance	5.2	8.1	17.2	24.0

Total	$23.8	$29.7	$68.0	$90.2

        Gross written premiums for our financial guaranty reinsurance segment include upfront premiums on transactions underwritten during the period, plus installment premiums on business primarily underwritten in prior periods. Consequently, this amount is affected by changes in the business mix between public finance and structured finance. For Nine Months 2007, 60% of gross written premiums in this segment were upfront premiums and 40% were installment premiums. For Nine Months 2006, 67% of gross written premiums in this segment were upfront premiums and 33% were installment premiums.

        Gross written premiums for Third Quarter 2007 were $23.8 million, a decrease of $5.9 million, compared with $29.7 million for Third Quarter 2006, while gross written premiums for Nine Months 2007 were $68.0 million, a decrease of $22.2 million, compared with $90.2 million for Nine Months 2006. The decrease for both periods is attributable to decreased premiums from upfront treaty and facultative cessions from our cedants in 2007 compared with 2006, and the non-renewal of certain treaties in 2006 and 2004.

        The following table summarizes the Company's gross written premiums by type of contract:

	Three Months Ended September 30,		Nine Months Ended September 30,
Gross Written Premiums
	2007	2006	2007	2006
		($ in millions)
Treaty	$15.8	$22.4	$46.9	$63.5
Facultative	8.0	7.3	21.1	26.7

Total	$23.8	$29.7	$68.0	$90.2

        The following table summarizes the Company's gross written premiums by significant client:

	Three Months Ended September 30,		Nine Months Ended September 30,
Gross Written Premiums by Client
	2007	2006	2007	2006
		($ in millions)
Financial Security Assurance Inc	$14.8	$15.8	$37.8	$41.5
Ambac Assurance Corporation(1)	2.6	5.0	9.4	19.8
Financial Guaranty Insurance Company	2.5	4.3	7.3	17.2
MBIA Insurance Corporation	2.0	3.3	6.0	9.1
XL Capital Assurance Ltd.	1.8	1.4	7.4	1.9

(1)
Effective July 1, 2006, Ambac Assurance Corporation provided notice of a non-renewal of the quota share treaty on a run-off basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Written Premiums
	2007	2006	2007	2006
		($ in millions)
Public finance	$18.6	$21.6	$50.6	$65.6
Structured finance	5.2	8.1	17.2	23.9

Total	$23.8	$29.7	$67.8	$89.5

        For Third Quarter 2007 and Nine Months 2007, net written premiums were $23.8 million and $67.8 million, respectively, compared with $29.7 million and $89.5 million, respectively, for the same periods last year. The decreases for both periods of $5.9 million and $21.7 million, respectively, are consistent with the decreases in gross written premiums because, to date, we have not retroceded a significant amount of premium to external reinsurers.

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Earned Premiums
	2007	2006	2007	2006
		($ in millions)
Public finance	$15.4	$16.9	$48.3	$46.9
Structured finance	6.2	8.5	18.9	24.9

Total	$21.6	$25.4	$67.2	$71.8

Included in public finance reinsurance net earned premiums are refundings of	$3.5	$4.1	$13.1	$9.4

        Net earned premiums for Third Quarter 2007 and Nine Months 2007 were $21.6 million and $67.2 million, respectively, compared with $25.4 million and $71.8 million for Third Quarter 2006 and Nine Months 2006, respectively. Public finance transactions traditionally have a longer weighted average life than structured finance transactions. Public finance net earned premiums also include refundings, which reflect the unscheduled pre-payment or refundings of underlying municipal bonds. These unscheduled refundings, which were $3.5 million and $13.1 million for Third Quarter 2007 and Nine Months 2007, respectively, compared with $4.1 million and $9.4 million, respectively, for the same periods last year, are sensitive to market interest rates. We evaluate our net earned premiums both including and excluding these refundings. Excluding these refundings, our financial guaranty reinsurance segment net earned premiums decreased by $3.2 million and $8.3 million, respectively, for

Third Quarter 2007 and Nine Months 2007, when compared with the same periods last year due to the non-renewal of certain treaties.

        Losses and LAE were $(3.4) million and $1.8 million for Third Quarter 2007 and Third Quarter 2006, respectively. During Third Quarter 2007 we had a net portfolio reserve release of $3.6 million related to the establishment of a case reserve, based on information reported to us by the ceding company, for an aircraft-related structured finance transaction written prior to the IPO. Additionally, there was an increase in portfolio reserves of $2.9 million due to the updating of rating agency default statistics, which we perform annually in the third quarter, offset by reserve releases due to run-off and loss recoveries for aircraft-related transactions. During Third Quarter 2006 portfolio reserves were increased $3.0 million primarily due to management's annual updating of rating agency default statistics. The increase in portfolio reserves was partially offset by a $(1.1) million LAE recovery.

        Losses and LAE were $(19.2) million and $10.3 million for Nine Months 2007 and Nine Months 2006, respectively. In addition to Third Quarter 2007 activity discussed above, the financial guaranty reinsurance segment had $(15.8) million of incurred losses principally due to the restructuring of a European infrastructure transaction, as well as loss recoveries for aircraft-related transactions during Nine Months 2007. In addition to the reserve increases mentioned above, Nine Months 2006 included a $5.4 million addition to loss reserves of which $3.8 million related to a rating downgrade of a European infrastructure transaction and $1.6 million related to the rating downgrade of various credits and a $2.5 million case reserve addition due to a U.S. public infrastructure transaction.

        Profit commission expense was $0.8 million in Third Quarter 2007 compared to $0.7 million in Third Quarter 2006, and $2.2 million in both Nine Months 2007 and Nine Months 2006. Nine Months 2007 includes a $0.5 million release of profit commission reserves based on updated information received from cedants, while Nine Months 2006 included a $0.4 million release of profit commission reserves based on updated information received from cedants.

        For Third Quarter 2007 and Third Quarter 2006, acquisition costs incurred were $7.7 million and $8.9 million, respectively, while acquisition costs incurred were $24.0 million for Nine Months 2007 compared with $26.1 million for Nine Months 2006. The changes in acquisition costs incurred over the periods are directly related to changes in net earned premium.

        Operating expenses for Third Quarter 2007 and Third Quarter 2006 were $4.5 million and $3.9 million, respectively. Operating expenses for Nine Months 2007 were $12.8 million, compared with $10.7 million for Nine Months 2006. The increase in operating expenses for the periods is mainly due to higher salaries and related employee benefits, due to staffing additions and merit increases. Also contributing to the increase is the amortization of restricted stock and stock option awards, primarily due to the accelerated vesting of these awards for retirement eligible employees as required by FAS 123R.

  Mortgage Guaranty Segment

        Mortgage guaranty insurance provides protection to mortgage lending institutions against the default of borrowers on mortgage loans that, at the time of the advance, had a loan-to-value ratio in excess of a specified ratio. We primarily function as a reinsurer in this industry and assume all or a portion of the risks undertaken by primary mortgage insurers.

        The table below summarizes the financial results of our mortgage guaranty segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		($ in millions)
Gross written premiums	$1.4	$1.9	$2.9	$5.7
Net written premiums	1.4	1.9	2.9	5.7
Net earned premiums	2.9	4.9	8.3	12.7
Loss and loss adjustment expenses	0.8	0.4	1.0	0.6
Profit commission expense	0.4	0.9	1.5	2.5
Acquisition costs	0.2	0.3	0.4	0.9
Operating expenses	0.3	0.4	1.0	1.0

Underwriting gain	$1.3	$2.9	$4.4	$7.7

Loss and loss adjustment expense ratio	26.5%	8.2%	11.7%	4.7%
Expense ratio	27.5%	31.9%	34.5%	34.8%

Combined ratio	54.0%	40.1%	46.2%	39.5%

        Gross written premiums for Third Quarter 2007 and Nine Months 2007 were $1.4 million and $2.9 million, respectively, compared with $1.9 million and $5.7 million for the comparable periods in 2006. The decrease in gross written premiums is primarily related to the run-off of our quota share treaty business as well as commutations executed in the latter part of 2006.

        Net written premiums for Third Quarter 2007 and Nine Months 2007 were $1.4 million and $2.9 million, respectively, compared with $1.9 million and $5.7 million for the comparable periods in 2006. This is consistent with gross written premiums, as we do not cede a significant amount of our mortgage guaranty business.

        For Third Quarter 2007 and Third Quarter 2006, net earned premiums were $2.9 million and $4.9 million, respectively. For Nine Months 2007 net earned premiums were $8.3 million compared with $12.7 million for Nine Months 2006. The decrease in net earned premiums for both periods reflects the run-off of our quota share treaty business as well as commutations executed in 2007 and the latter part of 2006.

        Loss and LAE were $0.8 million and $0.4 million for Third Quarter 2007 and Third Quarter 2006, respectively. Loss and LAE for Nine Months 2007 and Nine Months 2006 were $1.0 million and $0.6 million, respectively. During Third Quarter 2007 portfolio reserves increased by $0.9 million, primarily due to the annual updating of rating agency default statistics as part of the portfolio reserve process. During Third Quarter 2006 the Company added $0.3 million to portfolio reserves.

        Profit commission expense for Third Quarter 2007 and Third Quarter 2006 was $0.4 million and $0.9 million, respectively. For Nine Months 2007 profit commission expense decreased to $1.5 million, compared with $2.5 million for Nine Months 2006. The decrease in profit commission expense for 2007 compared with 2006 is primarily due to the expiration of mortgage guaranty experience rated quota share treaties in 2006, which had a large profit commission component.

        Acquisition costs incurred for Third Quarter 2007 and Third Quarter 2006 were $0.2 million and $0.3 million, respectively. Acquisition costs incurred for Nine Months 2007 were $0.4 million compared with $0.9 million for Nine Months 2006. The decline in acquisition costs incurred in 2007 compared with 2006 is directly related to the decline in net earned premiums.

        Operating expenses for Third Quarter 2007 and Third Quarter 2006 were $0.3 million and $0.4 million, respectively, while for both Nine Months 2007 and Nine Months 2006 they were $1.0 million. The decrease in operating expenses for the quarter is mainly due to a decrease in the amount of allocated expenses, reflective of the run-off experienced in this segment.

Other Segment

        The other segment represents lines of business that we exited or sold as part of our 2004 IPO.

        The other segment had no earned premiums during 2007 or 2006. However, during Nine Months 2007, due to loss recoveries the other segment generated $1.3 million of underwriting gains, as compared with $1.0 million and $12.3 million for the Third Quarter 2006 and Nine Months 2006, respectively. The other segment did not record an underwriting gain (loss) during Third Quarter 2007.

Liquidity and Capital Resources

        Our liquidity, both on a short-term basis (for the next twelve months) and a long-term basis (beyond the next twelve months), is largely dependent upon: (1) the ability of our operating subsidiaries to pay dividends or make other payments to us, (2) external financings and (3) net investment income from our invested assets. Our liquidity requirements include the payment of our operating expenses, interest on our debt, and dividends on our common shares. We may also require liquidity to make periodic capital investments in our operating subsidiaries. In the ordinary course of our business, we evaluate our liquidity needs and capital resources in light of holding company expenses, debt-related expenses and our dividend policy, as well as rating agency considerations. Based on the amount of dividends we expect to receive from our subsidiaries and the income we expect to receive from our invested assets, management believes that we will have sufficient liquidity to satisfy our needs over the next twelve months, including the ability to pay dividends on our common shares. Total cash paid in Nine Months 2007 and Nine Months 2006 for dividends to shareholders was $8.3 million, or $0.12 per common share, and $7.9 million, or $0.105 per common share, respectively. Beyond the next twelve months, the ability of our operating subsidiaries to declare and pay dividends may be influenced by a variety of factors including market conditions, insurance and rating agencies regulations and general economic conditions. Consequently, although management believes that we will continue to have sufficient liquidity to meet our debt service and other obligations over the long term, it remains possible that we may be required to seek external debt or equity financing in order to meet our operating expenses, debt service obligations or pay dividends on our common shares.

        We anticipate that a major source of our liquidity, for the next twelve months and for the longer term, will be amounts paid by our operating subsidiaries as dividends. Certain of our operating subsidiaries are subject to restrictions on their ability to pay dividends. See "Business—Regulation." The amount available at AGC to pay dividends in 2007 with notice to, but without the prior approval of, the Maryland Insurance Commissioner is approximately $28.6 million. Dividends paid by a U.S. company to a Bermuda holding company presently are subject to a 30% withholding tax. The amount available at Assured Guaranty Re Ltd. ("AG Re") to pay dividends or make a distribution of contributed surplus in 2007 in compliance with Bermuda law is $599.6 million. However, any distribution which results in a reduction of 15% or more of AG Re's total statutory capital, as set out in its previous years financial statements, would require the prior approval of the Bermuda Monetary Authority.

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

        Net cash flows provided by operating activities were $187.4 million and $180.2 million during Nine Months 2007 and Nine Months 2006, respectively. Cash flows provided by operating activities remained relatively flat across both periods due to the significant amount of premiums received in both our financial guaranty direct and financial guaranty reinsurance segments during both periods. Nine Months 2006 also included a $12.3 million loss recovery from business in our other segment, which was exited in connection with the IPO.

        Net cash flows used in investing activities were $152.9 million and $139.5 million during Nine Months 2007 and Nine Months 2006, respectively. These investing activities consist of net purchases and sales of fixed maturity securities and short-term investments.

        Net cash flows used in financing activities were $14.8 million and $32.0 million during Nine Months 2007 and Nine Months 2006, respectively. During Nine Months 2007 we paid $8.3 million in dividends, $2.5 million, net, under our option and incentive plans and $0.4 million in debt issue costs related to $150.0 million of Series A Enhanced Junior Subordinated Debentures issued in December 2006. During Nine Months 2006 we paid $7.9 million in dividends and $1.7 million, net, under our stock award plans. In addition, in April 2006, the Company repaid $2.1 million of notes outstanding and related interest to subsidiaries of ACE. These notes were assumed in connection with the IPO.

        On May 4, 2006, the Company's Board of Directors approved a share repurchase program for 1.0 million common shares. Share repurchases took place at management's discretion depending on market conditions. In August 2007 the Company completed this share repurchase program. During Nine Months 2007 and Nine Months 2006, we paid $3.7 million and $20.5 million to repurchase 0.2 million shares and 0.8 million shares of our Common Stock, respectively.

        On November 8, 2007, the Company's Board of Directors approved a new share repurchase program for up to 2.0 million common shares. Share repurchases will take place at management's discretion depending on market conditions.

        As of September 30, 2007 our future cash payments associated with contractual obligations pursuant to our operating leases for office space have not materially changed since December 31, 2006.

  Credit Facilities

Non-Recourse Credit Facilities

  AG Re Credit Facility

        On July 31, 2007 AG Re entered into a non-recourse credit facility ("AG Re Credit Facility") with a syndicate of banks which provides up to $200.0 million to satisfy certain reinsurance agreements and obligations. The AG Re Credit Facility expires in July 2014.

        The AG Re Credit Facility does not contain any financial covenants. The AG Re Credit Facility has customary events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, bankruptcy or insolvency proceedings, change of control and cross-default to other debt agreements. If any such event of default were triggered, AG Re could be required to repay potential outstanding borrowings in an accelerated manner.

        As of September 30, 2007, no amounts were outstanding under this facility nor have there been any borrowings under the life of this facility.

  AGC Credit Facility

        AGC was party to a non-recourse credit facility ("AGC Credit Facility") with a syndicate of banks which provided up to $175.0 million specifically designed to provide rating agency qualified capital to further support AGC's claims paying resources. As of December 31, 2006, no amounts were outstanding under this facility nor have there been any borrowings under the life of this facility.

        AGC's failure to comply with certain covenants under the AGC Credit Facility could, subject to grace periods in the case of certain covenants, have resulted in an event of default. This could have required AGC to repay any outstanding borrowings in an accelerated manner.

        The AGC Credit Facility was terminated on July 31, 2007.

  Investment Portfolio

        Our investment portfolio consisted of $2,461.8 million of fixed maturity securities, $152.2 million of short-term investments and a duration of 4.4 years as of September 30, 2007, compared with $2,331.1 million of fixed maturity securities, $134.1 million of short-term investments and a duration of 3.9 years as of December 31, 2006. Our fixed maturity securities are designated as available-for-sale in accordance with FAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"). Fixed maturity securities are reported at their fair value in accordance with FAS 115, and the change in fair value is reported as part of accumulated other comprehensive income. If we believe the decline in fair value is "other than temporary," we write down the carrying value of the investment and record a realized loss in our statement of operations.

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

        The following table summarizes the ratings distributions of our investment portfolio as of September 30, 2007 and December 31, 2006. Ratings are represented by the lower of the Moody's Investors Service and Standard & Poor's Inc., a Division of The McGraw-Hill Companies, Inc., classifications.

	As of September 30, 2007	As of December 31, 2006
AAA or equivalent	82.3%	81.8%
AA	14.2%	13.5%
A	3.5%	4.7%

Total	100.0%	100.0%

        As of September 30, 2007 and December 31, 2006, our investment portfolio did not contain any securities that were not rated or rated below investment grade.

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

        Under agreements with our cedants and in accordance with statutory requirements, we maintain fixed maturity securities in trust accounts for the benefit of reinsured companies and for the protection of policyholders, generally in states where we or our subsidiaries, as applicable, are not licensed or accredited. The carrying value of such restricted balances as of September 30, 2007 and December 31, 2006 was $689.3 million and $610.5 million, respectively.

        Under certain derivative contracts, we are required to post eligible securities as collateral, generally cash or U.S. government or agency securities. The need to post collateral under these transactions is generally based on marked to market valuations in excess of contractual thresholds. The fair market values of our pledged securities totaled $0.9 million as of September 30, 2007 and December 31, 2006.

Recent Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued FAS No. 157, "Fair Value Measurements" ("FAS 157"). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 applies to other accounting pronouncements that require or permit fair value measurements, since the FASB had previously concluded in those accounting pronouncements that fair value is the relevant measure. Accordingly, FAS 157 does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company plans to adopt FAS 157 at the beginning of 2008. The Company is currently evaluating the impact, if any, that FAS 157 will have on its results of operations or financial position.

        In February 2007, the FASB issued FAS No. 159, "The Fair Value Option for Financial Assets and Liabilities" ("FAS 159"). FAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value (the "fair value option"). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, FAS 159 specifies that all subsequent changes in fair value for that instrument shall be reported in unrealized (losses) gains on derivative financial instruments in the Statement of Operations and Comprehensive Income. FAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Earlier adoption of FAS 159 is permitted, but we do not intend to early adopt. The Company is currently evaluating the impact, if any, that FAS 159 will have on its results of operations or financial position.

        In April 2007, the FASB Staff issued FASB Staff Position No. FIN 39-1, "Amendment of FASB Interpretation No. 39" ("FSP FIN 39-1"), which permits companies to offset cash collateral receivables or payables with net derivative positions under certain circumstances. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. FSP FIN 39-1 will not affect our results of operations or financial position, though it may affect the balance sheet classification of certain assets and liabilities.

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

        Financial instruments that may be adversely affected by changes in credit spreads consist primarily of Assured Guaranty's outstanding credit derivative contracts. We enter into credit derivative contracts which require us to make payments upon the occurrence of certain defined credit events relating to an underlying obligation (generally a fixed income obligation). The Company's credit derivative exposures are substantially similar to its financial guaranty insurance contracts and provide for credit protection against payment default, and are principally not subject to collateral calls due to changes in market value. As of September 30, 2007 we had pre-IPO transactions with approximately $2.5 billion of par subject to collateral posting due to changes in market value. Currently no collateral posting is required or anticipated for these transactions. Unrealized gains and losses on derivative financial instruments are a function of changes in the estimated fair value of our credit derivative contracts. If credit spreads of the underlying obligations change, the fair value of the related credit derivative changes. Market liquidity could also impact valuations of the underlying obligations. As such, Assured Guaranty experiences mark-to-market gains or losses. We generally hold these derivative contracts to maturity. The unrealized gains and losses on derivative financial instruments will amortize to zero as the exposure approaches its maturity date, unless there is a payment default on the exposure.

        The following table summarizes the estimated change in fair values on the net balance of Assured Guaranty's net structured credit default swap derivative positions assuming immediate parallel shifts in credit spreads at September 30, 2007:

(Dollars in millions)
Credit Spreads	Estimated Net Fair Value (Pre- Tax)	Estimated Pre-Tax Change in Gain / (Loss)
September 30, 2007:
100% widening in spreads	$(443.8)	$(241.8)
50% widening in spreads	(320.9)	(118.9)
25% widening in spreads	(261.4)	(59.4)
10% widening in spreads	(225.8)	(23.8)
Base Scenario	(202.0)	—
10% narrowing in spreads	(159.3)	42.7
25% narrowing in spreads	(97.3)	104.7
50% narrowing in spreads	15.4	217.4

        The impact of changes in credit spreads will vary based upon the volume, tenor, interest rates, and other market conditions at the time these fair values are determined. In addition, since each transaction has unique collateral and structure terms, the underlying change in fair value of each transaction may vary considerably. During the third quarter of 2007, Assured Guaranty incurred net mark-to-market losses on credit derivative contracts of ($221.0) million, pre-tax, related primarily to high yield and investment grade corporate collateralized loan obligations ("CLOs"), as well as residential and commercial mortgage-backed securities exposures. The unrealized loss on derivatives results largely from the decline in fixed income security market prices resulting from higher credit spreads due to the recent lack of liquidity in the High Yield CDO and CLO market as well as continuing market concerns over the most recent vintages of subprime residential mortgage-backed securities, rather than from credit rating downgrades, delinquencies or defaults on securities guaranteed by the Company.

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

        Internal Controls.    There has been no change in the Company's internal controls over financial reporting during the Company's quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

        Lawsuits arise in the ordinary course of the Company's business. It is the opinion of the Company's management, based upon the information available, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the Company's financial position, results of operations or liquidity, although an adverse resolution of a number of these items could have a material adverse effect on the Company's results of operations or liquidity in a particular quarter or fiscal year.

        In the ordinary course of their respective businesses, certain of the Company's subsidiaries assert claims in legal proceedings against third parties to recover losses paid in prior periods. The amounts, if any, the Company will recover in these proceedings are uncertain, although recoveries in any one or more of these proceedings during any quarter or fiscal year could be material to the Company's results of operations in that particular quarter or fiscal year.

Item 1A—Risk Factors

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

Issuer's Purchases of Equity Securities

        The following table reflects purchases made by the Company during the three months ended September 30, 2007:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Number of Shares that May Yet Be Purchased Under the Program
July 1—July 31	571(1)	$29.51	—	132,160
August 1—August 31	135,834(2)	$24.38	132,160	—
September 1—September 30	1,050(1)	$25.63	—	—

Total	137,455	$24.41	132,160

(1)
571 shares and 1,050 shares were repurchased from employees in connection with the payment of withholding taxes due in connection with the vesting of restricted stock awards.

(2)
3,674 shares were repurchased from employees in connection with the payment of withholding taxes due in connection with the vesting of restricted stock awards

Items 3, 4 and 5 are omitted either because they are inapplicable or because the answer to such question is negative.

Item 6—Exhibits

        See Exhibit Index for a list of exhibits filed with this report.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 8, 2007	ASSURED GUARANTY LTD.(REGISTRANT)
	By:	/s/ ROBERT B. MILLS Robert B. Mills Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Assured Guaranty Corp.'s Consolidated Unaudited Financial Statements as of September 30, 2007 and December 31, 2006 and for the Three and Nine Months Ended September 30, 2007 and 2006

QuickLinks

PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
Assured Guaranty Ltd. Consolidated Balance Sheets (in thousands of U.S. dollars, except per share and share amounts) (Unaudited)
Assured Guaranty Ltd. Consolidated Statements of Operations and Comprehensive Income (in thousands of U.S. dollars, except per share amounts) (Unaudited)
Assured Guaranty Ltd. Consolidated Statements of Shareholders' Equity For Nine Months Ended September 30, 2007 (in thousands of U.S. dollars except per share amounts) (Unaudited)
Assured Guaranty Ltd. Consolidated Statements of Cash Flows (in thousands of U.S. dollars) (Unaudited)
Assured Guaranty Ltd. Notes to Consolidated Financial Statements September 30, 2007 (Unaudited)
CONDENSED CONSOLIDATING BALANCE SHEET AS OF SEPTEMBER 30, 2007 (in thousands of U. S. dollars)
CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2006 (in thousands of U. S. dollars)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THREE MONTHS ENDED SEPTEMBER 30, 2007 (in thousands of U.S. dollars)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THREE MONTHS ENDED SEPTEMBER 30, 2006 (in thousands of U.S. dollars)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 2007 (in thousands of U.S. dollars)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 2006 (in thousands of U.S. dollars)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR NINE MONTHS ENDED SEPTEMBER 30, 2007 (in thousands of U. S. dollars)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR NINE MONTHS ENDED SEPTEMBER 30, 2006 (in thousands of U.S. dollars)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 1—Legal Proceedings
  Item 1A—Risk Factors
  Item 2—Unregistered Sales of Equity Securities and Use of Proceeds
  Item 6—Exhibits
SIGNATURES
EXHIBIT INDEX