Form 10-K
period 2007-12-31
ASSURED GUARANTY LTD
filed 2008-02-29
CIK 1273813

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number 001-32141

Assured Guaranty Ltd.
(Exact name of Registrant as specified in its charter)

Bermuda (State or other jurisdiction of incorporation or organization)	98-0429991 (I.R.S. Employer Identification No.)
30 Woodbourne Avenue Hamilton HM 08 Bermuda (441) 299-9375 (Address, including zip code, and telephone number, including area code, of Registrant's principal executive office)
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

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "accelerated filer," "large accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

         The aggregate market value of Common Stock held by non-affiliates of the Registrant as of the close of business on June 30, 2007 was $1,420,379,852 (based upon the closing price of the Registrant's shares of the New York Stock Exchange on that date, which was $29.56). For purposes of this information, the outstanding shares of Common Stock which were owned by all directors and executive officers of the Registrant and by ACE Limited were deemed to be shares of Common Stock held by affiliates.

         As of February 15, 2008, 80,106,317 shares of Common Stock, par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of Registrant's definitive proxy statement relating to its 2008 Annual General Meeting of Shareholders are incorporated by reference to Part III of this report.

FORWARD-LOOKING STATEMENTS

        Some of the statements under "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K may include forward-looking statements which reflect our current views with respect to future events and financial performance. These statements include forward looking statements both with respect to us specifically and the insurance and reinsurance industries in general. Statements which include the words "expect," "intend," "plan," "believe," "project," "anticipate," "may," "will," "continue," "further," "seek," and similar words or statements of a future or forward looking nature identify forward looking statements for purposes of the federal securities laws or otherwise.

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

  •
  contract cancellations;

  •
  developments in the world's financial and capital markets that adversely affect our loss experience, the demand for our products, our unrealized (losses) gains on derivative financial instruments or our investment returns;

  •
  more severe or frequent losses associated with our insurance products, or changes in our assumptions used to estimate loss reserves and unrealized (losses) gains on derivative financial instruments;

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

  •
  changes in accounting policies or practices (see Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "—Critical Accounting Estimates—Industry Methodogy", for more information);

  •
  changes in the credit markets, segments thereof or general economic conditions, including the overall level of activity in the economy or particular sectors, interest rates, credit spreads and other factors;

  •
  other risks and uncertainties that have not been identified at this time; and

  •
  management's response to these factors.

i

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

ii

iii

PART I

ITEM 1.    BUSINESS

Overview

        Assured Guaranty Ltd. (hereafter "Assured Guaranty," "we," "us," "our" or the "Company") is a Bermuda based holding company that provides, through its operating subsidiaries, credit enhancement products to the public finance, structured finance and mortgage markets. Credit enhancement products are financial guaranty or other types of financial support, including credit derivatives, that improve the credit of underlying debt obligations. A derivative is a financial instrument whose characteristics and value depend upon the characteristics and value of an underlying security or commodity. We apply our credit expertise, risk management skills and capital markets experience to develop insurance, reinsurance and derivative products that meet the credit enhancement needs of our customers. We market our products directly and through financial institutions, serving the U.S. and international markets.

        Assured Guaranty Ltd. was incorporated in Bermuda in August 2003. We operate through wholly owned subsidiaries including Assured Guaranty US Holdings Inc., Assured Guaranty Re Ltd. ("AG Re"), and Assured Guaranty Finance Overseas Ltd. ("AGFOL"). Our principal operating subsidiaries are Assured Guaranty Corp. ("AGC") and AG Re.

  •
  Assured Guaranty US Holdings Inc., a Delaware holding company, owns 100% of AG Financial Products Inc., a Delaware corporation, and AGC. AGC, a Maryland-domiciled insurance company, was organized in 1985 and commenced operations in January 1988. It provides insurance and reinsurance of investment-grade financial guaranty exposures and credit default swap transactions. AGC owns 100% of Assured Guaranty (UK) Ltd., a United Kingdom ("UK") incorporated company licensed as a UK insurance company.

  •
  AG Re is incorporated under the laws of Bermuda and is licensed as a Class 3 Insurer and a Long-Term Insurer under the Insurance Act 1978 and related regulations of Bermuda. AG Re owns Assured Guaranty Overseas US Holdings Inc., a Delaware corporation, which owns the entire share capital of a Bermuda reinsurer, Assured Guaranty Re Overseas Ltd. ("AGRO"). AGRO, in turn, owns Assured Guaranty Mortgage Insurance Company ("Assured Guaranty Mortgage"), a New York corporation. AG Re and AGRO underwrite financial guaranty and residential mortgage reinsurance. AG Re and AGRO write business as direct reinsurers of third-party primary insurers and as reinsurers/retrocessionaires of certain affiliated companies. Under a reinsurance agreement, the reinsurer, in consideration of a premium paid to it, agrees to indemnify another insurer, called the ceding company, for part or all of the liability of the ceding company under one or more insurance policies that the ceding company has issued.

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

States, Bermuda and the European community. The following table sets forth our gross written premiums by segment for the periods presented:

Gross Written Premiums By Segment

	Year Ended December 31,
	2007	2006	2005
	($ in millions)
Financial guaranty direct:
Structured finance	$122.6	$88.8	$75.1
Public finance	126.0	100.4	21.1

Total financial guaranty direct	248.6	189.2	96.2

Financial guaranty reinsurance:
Structured finance	43.2	31.7	35.1
Public finance	207.8	92.2	62.9

Total financial guaranty reinsurance	251.0	123.9	98.0

Mortgage guaranty	2.7	8.4	25.7

Total financial guaranty gross written premiums	502.4	321.6	219.9
Other	3.5	4.1	32.2

Total	$505.9	$325.7	$252.1

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

        Structured Finance—Structured finance obligations in both the U.S. and international markets are generally backed by pools of assets, such as residential mortgage loans, consumer or trade receivables, securities or other assets having an ascertainable cash flow or market value, which are generally held by a special purpose issuing entity. Structured finance obligations can be "funded" or "synthetic." Funded structured finance obligations generally have the benefit of one or more forms of credit enhancement, such as over-collateralization and excess cash flow, to cover credit risks associated with the related assets. Synthetic structured finance obligations generally take the form of credit derivatives or credit linked notes that reference a pool of securities or loans, with a defined deductible to cover credit risks associated with the referenced securities or loans.

        Public Finance—Public finance obligations in both the U.S. and international markets consist primarily of debt obligations issued by or on behalf of states or their political subdivisions (counties, cities, towns and villages, utility districts, public universities and hospitals, public housing and transportation authorities), other public and quasi public entities, private universities and hospitals, and investor owned utilities. These obligations generally are supported by the taxing authority of the issuer, the issuer's or underlying obligor's ability to collect fees or assessments for certain projects or public services or revenues from operations. This market also includes project finance obligations, as well as other structured obligations supporting infrastructure and other public works projects.

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

  Financial Guaranty Portfolio

        The principal types of obligations covered on a global basis by our financial guaranty direct and our financial guaranty reinsurance businesses are structured finance and public finance obligations. Because both businesses involve similar risks, we analyze and monitor our financial guaranty direct portfolio and our financial guaranty reinsurance portfolio on a unified process and procedure basis. In the tables that follow, our reinsurance par outstanding on treaty business is reported on a one-quarter lag due to the timing of receipt of reports prepared by our ceding companies. Our 2007 and 2006 reinsurance par outstanding on facultative business is reported on a current quarter basis while 2005 is reported on a one-quarter lag. The following table sets forth our financial guaranty net par outstanding by product line:

Net Par Outstanding By Product Line

	As of December 31,
	2007	2006	2005
	($ in billions)
U.S. Public Finance:
Direct	$7.5	$3.5	$3.0
Reinsurance	74.4	48.8	47.7

Total U.S. public finance	81.9	52.3	50.8

U.S. Structured Finance:
Direct	65.0	44.5	28.9
Reinsurance	8.9	7.1	9.7

Total U.S. structured finance	73.8	51.6	38.6

International:
Direct	30.6	19.9	6.4
Reinsurance	14.0	8.5	6.7

Total international	44.5	28.4	13.1

Total net par outstanding(1)	$200.3	$132.3	$102.5

    (1)
    Some amounts may not add due to rounding.

        U.S. Structured Finance Obligations—We insure and reinsure a number of different types of U.S. structured finance obligations, including the following:

          Pooled Corporate Obligations—These include securities primarily backed by various types of corporate debt obligations, such as secured or unsecured bonds, bank loans or loan participations and trust preferred securities. These securities are often issued in "tranches," with subordinated tranches providing credit support to the more senior tranches. Our financial guaranty exposures generally are to the more senior tranches of these issues.

          Prime Mortgage-Backed and Home Equity—These include obligations backed by closed-end first mortgage loans and closed- and open-end second mortgage loans or home equity loans on one-to-four family residential properties, including condominiums and cooperative apartments.

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

          Commercial Receivables—These include obligations backed by equipment loans or leases, fleet auto financings, business loans and trade receivables. Credit support is derived from the cash flows generated by the underlying obligations, as well as property or equipment values as applicable. Additional credit protection for our exposure may be in the form of over-collateralization, excess spread, cash reserves, first loss letters of credit, subordinated securities or a combination of the foregoing.

          Subprime Mortgage-Backed and Home Equity—These include obligations backed by closed-end first mortgage loans and closed- and open-end second mortgage loans or home equity loans on one-to-four family residential properties, including condominiums and cooperative apartments, made to subprime borrowers. A subprime borrower is a borrower with higher risk characteristics, usually as determined by credit score and/or credit history. Subprime mortgage-backed and home equity transactions benefit from higher levels of structured credit protection through subordination and/or excess spread.

          Commercial Mortgage-Backed Securities—These include debt instruments that are backed by pools of commercial mortgages. The collateral supporting commercial mortgage-backed securities include hotel properties, retail properties, office buildings and industrial properties.

          Structured Credit—These include whole business securitizations and intellectual property securitizations. Whole business securitizations are obligations backed by revenue-producing assets sold to a limited-purpose company by an operating company, including franchise agreements, lease agreements, intellectual property and real property.

          Insurance Securitizations—These include bonds secured by the future earnings from pools of various types of insurance/reinsurance policies and income produced by invested assets.

          Other Structured Finance—Other structured finance exposures in our portfolio include bonds or other securities backed by assets not generally described in any of the other described categories.

        The following table sets forth our U.S. structured finance direct and reinsurance gross par written by asset type (stated as a percentage of total U.S. structured finance direct and reinsurance gross par) for the periods presented:

U.S. Structured Finance Gross Par Written by Asset Type

	Year Ended December 31,
	2007	2006	2005
	($ in billions)
Pooled corporate obligations	40.9%	49.2%	53.9%
Prime mortgage-backed and home equity	24.0%	5.7%	24.5%
Consumer receivables	13.9%	5.9%	3.0%
Commercial receivables	6.8%	2.1%	4.5%
Subprime mortgage-backed and home equity	4.8%	16.4%	5.6%
Commercial mortgage-backed securities	4.1%	14.1%	3.8%
Structured credit	2.9%	4.2%	1.7%
Insurance securitizations	2.2%	2.1%	—
Other structured finance	0.4%	0.3%	3.0%

Total	100.0%	100.0%	100.0%

Total U.S. structured finance gross par written	$36.0	$28.2	$15.8

        The following table sets forth our U.S. structured finance direct and reinsurance net par outstanding by asset type (stated as a percentage of total U.S. structured finance direct and reinsurance net par outstanding) as of the dates indicated:

U.S. Structured Finance Net Par Outstanding by Asset Type

	As of December 31,
	2007	2006	2005
	($ in billions)
Pooled corporate obligations	45.8%	49.6%	49.7%
Prime mortgage-backed and home equity	15.2%	9.4%	14.1%
Subprime mortgage-backed and home equity	9.5%	12.4%	10.9%
Consumer receivables	8.9%	5.2%	6.3%
Commercial mortgage-backed securities	8.1%	10.5%	6.1%
Commercial receivables	7.1%	4.7%	5.2%
Structured credit	2.1%	3.0%	2.9%
Insurance securitizations	1.6%	1.5%	—
Other structured finance	1.7%	3.7%	4.8%

Total	100.0%	100.0%	100.0%

Total U.S. structured finance par outstanding	$73.8	$51.6	$38.6

        The table below shows our ten largest financial guaranty U.S. structured finance direct and reinsurance exposures by revenue source as a percentage of total financial guaranty net par outstanding as of December 31, 2007:

Ten Largest U.S. Structured Finance Exposures

	Net Par Outstanding	Percent of Total Net Par Outstanding	Rating(1)
	($ in millions)
Discover Card Master Trust I Series A	$1,200	0.6%	AAA
Deutsche Alt-A Securities Mortgage Loan 2007-2	1,130	0.6%	AAA
Field Point III & IV, Limited	912	0.5%	AA-
Field Point I & II, Limited	805	0.4%	AA-
Countrywide Home Equity Loan Trust 2007-D	757	0.4%	BB
Private—Pooled Corporate Obligations	747	0.4%	AAA
MortgageIt Securities Corp. Mortgage Loan 2007-2	728	0.4%	AAA / Super senior
Private—Pooled Corporate Obligations	713	0.4%	AAA
Ares Enhanced Credit Opportunities Fund	664	0.3%	AAA
Private—Pooled Corporate Obligations	660	0.3%	AAA

Total of top ten U.S. structured finance exposures	$8,316	4.3%

    (1)
    The Company's internal rating. The Company's scale is comparable to that of the nationally recognized rating agencies. The super senior category, which is not generally used by rating agencies, is used by the Company in instances where the Company's AAA-rated exposure has additional credit enhancement due to either (1) the existence of another security rated AAA that is subordinated to the Company's exposure or (2) the Company's exposure benefits from a different form of credit enhancement that would pay any claims first in the event that any of the exposures incurs a loss, and such credit enhancement, in management's opinion, causes the Company's attachment point to be materially above the AAA attachment point.

        U.S. Public Finance Obligations—We insure and reinsure a number of different types of U.S. public obligations, including the following:

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

          Higher Education Bonds—These include obligations secured by revenue collected by either public or private secondary schools, colleges and universities. Such revenue can encompass all of an institution's revenue, including tuition and fees, or in other cases, can be specifically restricted to certain auxiliary sources of revenue.

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

        The following table sets forth our U.S. public finance direct and reinsurance gross par written by bond type (stated as a percentage of total U.S. public finance direct and reinsurance gross par written) for the years presented:

U.S. Public Finance Gross Par Written by Asset Type

	Year Ended December 31,
	2007	2006	2005
	($ in billions)
General obligation	25.1%	28.3%	26.0%
Tax-backed	22.9%	28.3%	32.2%
Healthcare	13.1%	20.1%	3.0%
Transportation	10.4%	5.3%	17.2%
Municipal utilities	8.9%	10.9%	9.9%
Higher education	7.3%	3.0%	5.3%
Housing	3.1%	0.4%	1.4%
Investor-owned utilities	2.2%	3.2%	3.6%
Other public finance	7.0%	0.5%	1.4%

Total	100.0%	100.0%	100.0%

Total U.S. public finance gross par written	$34.8	$6.9	$6.0

        The following table sets forth our U.S. public finance direct and reinsurance net par outstanding by bond type (stated as a percentage of total U.S. public finance direct and reinsurance net par outstanding) as of the dates indicated:

U.S. Public Finance Net Par Outstanding by Asset Type

	As of December 31,
	2007	2006	2005
	($ in billions)
General obligation	24.8%	24.3%	23.6%
Tax-backed	21.7%	22.6%	21.0%
Municipal utilities	14.2%	18.5%	20.4%
Healthcare	12.7%	12.6%	11.8%
Transportation	12.2%	12.0%	12.6%
Higher education	4.5%	2.4%	2.3%
Investor-owned utilities	2.8%	3.0%	2.8%
Housing	2.5%	2.1%	2.3%
Other public finance	4.6%	2.5%	3.2%

Total	100. %	100.0%	100.0%

Total U.S. public finance net par outstanding	$81.9	$52.3	$50.8

        The table below shows our ten largest financial guaranty U.S. public finance direct and reinsurance exposures by revenue source as a percentage of total financial guaranty net par outstanding as of December 31, 2007:

Ten Largest U.S. Public Finance Exposures

	Net Par Outstanding	Percent of Total Net Par Outstanding	Rating(1)
		($ in millions)
State of California General Obligation & Leases	$1,311	0.7%	A+
City of Chicago General Obligation & Leases	913	0.5%	AA-
New York City General Obligation & Leases	894	0.4%	A+
Commonwealth of Puerto Rico General Obligation & Leases	822	0.4%	BBB-
State of Washington General Obligation	803	0.4%	AA
Denver International Airport System	765	0.4%	A+
Los Angeles Unified School District	749	0.4%	AA
State of New Jersey General Obligation & Leases	687	0.3%	AA-
Commonwealth of Massachusetts General Obligation & Bay Transportation	685	0.3%	AA-
State of New York General Obligation & Leases	676	0.3%	AA

Total of top ten U.S. public finance exposures	$8,305	4.1%

    (1)
    The Company's internal rating. The Company's scale is comparable to that of the nationally recognized rating agencies. The super senior category, which is not generally used by rating agencies, is used by the Company in instances where the Company's AAA-rated exposure has additional credit enhancement due to either (1) the existence of another security rated AAA that is subordinated to the Company's exposure or (2) the Company's exposure benefits from a different form of credit enhancement that would pay any claims first in the event that any of the exposures incurs a loss, and such credit enhancement, in management's opinion, causes the Company's attachment point to be materially above the AAA attachment point.

        International Obligations—We insure and reinsure a number of different types of international public and structured obligations, including the following:

          Infrastructure and pooled infrastructure—These include obligations issued by a variety of entities engaged in the financing of international infrastructure projects, such as roads, airports, ports, social infrastructure, and other physical assets delivering essential services supported either by long-term concession arrangements with a public sector entity or a regulatory regime. The majority of our international infrastructure business is conducted in the UK.

          Pooled Corporate Obligations—These include securities primarily backed by pooled corporate debt obligations, such as corporate bonds, bank loans or loan participations and trust preferred securities. These securities are often issued in "tranches," with subordinated tranches providing credit support to the more senior tranches. Our financial guaranty exposures generally are to the more senior tranches of these issues.

          Regulated Utilities—These include obligations issued by government-regulated providers of essential services and commodities, including electric, water and gas utilities. The majority of our international regulated utility business is conducted in the UK.

          Mortgage-Backed and Home Equity—These include obligations backed by closed-end first mortgage loans and closed- and open-end second mortgage loans or home equity loans on residential properties. The mortgage loans supporting international mortgage-backed transactions insured by us are primarily made to prime borrowers.

          Public Finance—These include obligations of local, municipal, regional or national governmental authorities or agencies.

          Commercial Receivables—These include obligations backed by equipment loans or leases, fleet auto financings, business loans and trade receivables. Credit support is derived from cash flows generated by the underlying obligations as well as property and equipment values as applicable. Additional credit protection for our exposure may be in the form of over-collateralization, excess spread, cash reserves, first loss letters of credit, subordinated securities or a combination of the foregoing.

          Commercial Mortgage-Backed Securities—These include debt instruments that are backed by pools of commercial mortgages. The properties backing commercial mortgage-backed securities include hotel properties, retail properties, office buildings and industrial properties.

          Future Flow—These include obligations supported by future receivables generated by financial flows (foreign remittances and foreign credit card flows), and by future receivables generated by commodity flows (future oil and gas, minerals, or refined product production). Such receivables are typically generated in emerging market countries. Payments due to the issuer are made in the United States or other developed countries and deposited into accounts in such countries. The issuer assigns such receivables to an offshore special purpose vehicle that issues notes backed by such flows.

          Insurance Securitizations—These include bonds secured by the future earnings from pools of various types of insurance/reinsurance policies and income produced by invested assets.

          Structured Credit—These include whole business securitizations and intellectual property securitizations. Whole business securitizations are obligations backed by revenue-producing assets sold to a limited-purpose company by an operating company, including franchise agreements, lease agreements, intellectual property and real property.

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

          Other International Structured Finance—Other international structured finance exposures in our portfolio include bonds or other securities backed by assets not generally described in any of the other described categories.

        The following table sets forth our international direct and reinsurance gross par written by bond type (stated as a percentage of total international direct and reinsurance gross par written) for the years presented:

International Gross Par Written by Asset Type

	Year Ended December 31,
	2007	2006	2005
	($ in billions)
Pooled corporate obligations	31.0%	16.6%	17.8%
Infrastructure and pooled infrastructure	19.3%	34.1%	19.2%
Regulated utilities	18.2%	17.5%	—
Mortgage-backed and home equity	15.9%	17.5%	25.8%
Commercial receivables	5.0%	2.2%	5.5%
Public finance	4.3%	2.6%	6.9%
Consumer receivables	2.0%	—	—
Commercial mortgage-backed securities	1.8%	4.2%	—
Future flow	1.5%	1.8%	7.9%
Structured credit	0.6%	—	18.7%
Insurance securitizations	—	3.2%	—
Other international structured finance	0.4%	0.3%	(1.8)%

Total	100.0%	100.0%	100.0%

Total international gross par written	$17.3	$15.9	$4.4

        The following table sets forth our international direct and reinsurance net par outstanding by bond type (stated as a percentage of total international direct and reinsurance net par outstanding) as of the dates indicated:

International Net Par Outstanding by Asset Type

	As of December 31,
	2007	2006	2005
	($ in billions)
Infrastructure and pooled infrastructure	26.0%	29.1%	26.4%
Pooled corporate obligations	19.0%	12.6%	16.1%
Regulated utilities	18.7%	16.8%	—
Mortgage-backed and home equity	16.5%	17.6%	16.3%
Public finance	4.5%	4.2%	11.1%
Commercial receivables	4.3%	3.8%	7.0%
Commercial mortgage-backed securities	2.8%	3.8%	0.9%
Future flow	2.5%	3.6%	7.1%
Insurance securitizations	1.9%	3.3%	—
Structured credit	1.3%	2.1%	8.8%
Consumer receivables	0.8%	0.4%	1.1%
Other international structured finance	1.7%	2.7%	5.2%

Total	100.0%	100.0%	100.0%

Total international net par outstanding	$44.5	$28.4	$13.1

        The table below shows our ten largest financial guaranty international direct and reinsurance exposures by revenue source as a percentage of total financial guaranty net par outstanding as of December 31, 2007:

Ten Largest International Exposures

	Net Par Outstanding	Percent of Total Net Par Outstanding	Rating(1)
		($ in millions)
Private—Prime European RMBS	$1,561	0.8%	AAA / Super senior
Graphite Mortgages PLC Provide Graphite 2005-2	1,277	0.6%	AAA / Super senior
Permanent Master Issuer PLC	1,157	0.6%	AAA
Essential Public Infrastructure Capital III	1,153	0.6%	AAA / Super senior
Essential Public Infrastructure Capital II	1,122	0.6%	AAA / Super senior
Paragon Mortgages (No.13) PLC	960	0.5%	AAA
Granite Master Issuer PLC	910	0.5%	AAA
International Infrastructure Pool	873	0.4%	AAA / Super senior
International Infrastructure Pool	873	0.4%	AAA / Super senior
International Infrastructure Pool	813	0.4%	AAA / Super senior

Total of top ten international exposures	$10,699	5.4%

    (1)
    The Company's internal rating. The Company's scale is comparable to that of the nationally recognized rating agencies. The super senior category, which is not generally used by rating agencies, is used by the Company in instances where the Company's AAA-rated exposure has additional credit enhancement due to either (1) the existence of another security rated AAA that is subordinated to the Company's exposure or (2) the Company's exposure benefits from a different form of credit enhancement that would pay any claims first in the event that any of the exposures incurs a loss, and such credit enhancement, in management's opinion, causes the Company's attachment point to be materially above the AAA attachment point.

  Financial Guaranty Portfolio by Internal Rating

        The following table sets forth our financial guaranty portfolio as of December 31, 2007 by internal rating:

Financial Guaranty Portfolio by Internal Rating

Rating Category(1)	Net Par Outstanding	Percent of Total Net Par Outstanding
	($ in billions)
Super senior	$36.4	18.2%
AAA	47.3	23.6%
AA	38.4	19.2%
A	49.2	24.6%
BBB	26.9	13.4%
Below investment grade	2.1	1.1%

Total(2)	$200.3	100.0%

    (1)
    The Company's internal rating. The Company's scale is comparable to that of the nationally recognized rating agencies. The super senior category, which is not generally used by rating agencies, is used by the Company in instances where the Company's AAA-rated exposure has additional credit enhancement due to either (1) the existence of another security rated AAA that is subordinated to the Company's exposure or (2) the Company's exposure benefits from a different form of credit enhancement that would pay any claims first in the event that any of the exposures incurs a loss, and such credit enhancement, in management's opinion, causes the Company's attachment point to be materially above the AAA attachment point.

    (2)
    Percent total does not add due to rounding.

  Financial Guaranty Portfolio by Geographic Area

        The following table sets forth the geographic distribution of our financial guaranty portfolio as of December 31, 2007:

Financial Guaranty Portfolio by Geographic Area

	Net Par Outstanding	Percent of Total Net Par Outstanding
	($ in billions)
United States:
California	$13,068	6.5%
New York	7,351	3.7%
Florida	6,403	3.2%
Texas	4,718	2.4%
Illinois	4,243	2.1%
Massachusetts	3,763	1.9%
Pennsylvania	3,509	1.8%
New Jersey	2,613	1.3%
Washington	2,540	1.3%
Michigan	2,300	1.1%
Other states	31,405	15.7%
Mortgage and structured (multiple states)	73,820	36.9%

Total U.S.(1)	155,733	77.8%
International	44,546	22.2%

Total	$200,279	100.0%

    (1)
    Percent total does not add due to rounding.

  Financial Guaranty Portfolio by Issue Size

        We seek broad coverage of the market by insuring and reinsuring small and large issues alike. The following table sets forth the distribution of our portfolio as of December 31, 2007 by original size of our exposure:

Financial Guaranty Portfolio by Issue Size

Original Par Amount Per Issue	Number of Issues	Percent of Total Number of Issues	Net Par Outstanding	% of Total Net Par Outstanding
	($ in billions)
Less than $10.0 million	5,565	67.0%	$6.2	3.1%
$10.0 through $24.9 million	879	10.6%	9.3	4.6%
$25.0 through $49.9 million	672	8.1%	17.4	8.7%
$50.0 million and above	1,187	14.3%	167.4	83.6%

Total	8,303	100.0%	$200.3	100.0%

  Financial Guaranty Portfolio by Source

        The following table sets forth our financial guaranty portfolio as of and for the year ended December 31, 2007 by source:

Financial Guaranty Portfolio by Source

	Gross Par Written	Gross Par In Force
	($ in billions)
Direct	$156.9	$107.4
Reinsurance:
Financial Security Assurance Inc	57.1	29.8
Ambac Assurance Corporation	53.8	40.1
MBIA Insurance Corporation	45.5	10.3
Financial Guaranty Insurance Company	35.6	13.8
Other ceding companies	10.9	3.5

Total Reinsurance	202.9	97.5

Total	$359.8	$204.9

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

        Mortgage guaranty reinsurance comprises the bulk of our in force mortgage business. We have provided reinsurance of primary mortgage insurance and pool insurance in the United States on a quota share and excess of loss basis. Quota share reinsurance describes all forms of reinsurance in which the reinsurer shares in a proportional part of the original premiums and losses of the business ceded by the primary company (subject to a ceding commission). Excess of loss reinsurance refers to reinsurance which indemnifies the ceding company for that portion of the loss that exceeds an agreed upon "retention." There has been a decrease in demand for our quota share mortgage guaranty reinsurance products over the last five years, as primary mortgage insurers have expanded their capital bases.

        We have been a leading provider of excess of loss reinsurance to lender captives and third party insurers in the United Kingdom. There is not a consistent demand for mortgage insurance guaranty ("MIG") reinsurance in the United Kingdom although business opportunities may arise from time to time. We have entered into multi year reinsurance arrangements with several lenders and third party insurers.

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

  Mortgage Portfolio

        The following table sets forth our mortgage insurance and reinsurance risk in force by geographic region as of December 31, 2007:

Mortgage Guaranty Risk In Force By Geographic Region

	Risk In Force	Percent
	($ in millions)
United Kingdom	$865.0	77.5%
Ireland	152.9	13.7%
United States	98.3	8.8%

Total	$1,116.2	100.0%

        The following table sets forth our mortgage guaranty risk in force by treaty type as of December 31, 2007:

Mortgage Guaranty Risk In Force By Treaty Type

	Risk In Force	Percent
	($ in millions)
Excess of loss	$1,112.9	99.7%
Quota share	3.3	0.3%

Total	$1,116.2	100.0%

  Other

        We have participated in several lines of business that are reflected in our historical financial statements, but that we exited, including equity layer credit protection, trade credit reinsurance, title reinsurance, and auto residual value reinsurance.

  Underwriting

        The underwriting, operations and risk management guidelines, policies and procedures of our insurance and reinsurance subsidiaries are tailored to their respective businesses, providing multiple levels of credit review and analysis.

        Exposure limits and underwriting criteria are established, as appropriate, for sectors, countries, single risks and in the case of structured finance obligations, servicers. Single risk limits are established in relation to the Company's capital base and are based on our assessment of potential severity of loss as well as other factors. Sector limits are based on our assessment of intra sector correlation, as well as other factors. Country limits are based on long term foreign currency ratings, history of political stability, size and stability of the economy and other factors.

        Critical risk factors for proposed public finance exposures include, for example, the credit quality of the issuer, the type of issue, the repayment source, security pledged, the presence of restrictive covenants, and the issue's maturity. Underwriting consideration for exposures include (1) class, reflecting economic and social factors affecting that bond type, including the importance of the proposed project, (2) the financial management of the project and of the issuer, and (3) various legal and administrative factors. In cases where the primary source of repayment is the taxing or rate setting authority of a public entity, such as general obligation bonds, transportation bonds and municipal utility bonds, emphasis is placed on the overall financial strength of the issuer, the economic and demographic characteristics of the taxpayer or ratepayer base and the strength of the legal obligation to repay the debt. In cases of quasi- public entities such as healthcare bonds and private higher education bonds, emphasis is placed on the financial stability of the institution, its competitive position and its management.

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

  Underwriting Procedures

        The Risk Oversight Committee of the Board of Directors oversees our credit underwriting process. Subject to limits established by the Risk Oversight Committee, the Portfolio Risk Management Committee implements specific underwriting procedures and limits for the Company. The Portfolio Risk Management Committee also allocates underwriting capacity among the Company's subsidiaries.

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

        Upon completion of underwriting analysis, the underwriter prepares a formal credit report that is submitted to a credit committee for review. An oral presentation is usually made to the committee, followed by questions from committee members and discussion among the committee members and the underwriters. In some cases, additional information may be presented at the meeting or required to be submitted prior to approval. Signatures of committee members are received and any further requirements, such as specific terms or evidence of due diligence, are noted. At the discretion of the Chief Credit Officer, for submissions that are of a relatively low-risk nature or where the transaction is substantially similar to others that have been submitted in the past, a formal meeting may be foregone. A formal submission and signatures of the committee members are required whether a formal meeting is held or not. U.S. direct business is submitted to AGC's Credit Committee, which consists of senior professionals including underwriting officers, the President and Chief Credit Officer and other senior officers of AGC. Certain public finance and residential mortgage-backed securities transactions that meet specific criteria with respect to size, rating and type of risk, may be eligible for an expedited approval process, in which the submission may be approved by two of four designated senior officers of AGC, one of whom must be either the President or Chief Credit Officer. Transactions submitted by Assured Guaranty (UK) Ltd. must be approved by Assured Guaranty (UK) Ltd.'s Underwriting Committee, consisting of senior officers of Assured Guaranty (UK) Ltd., and by a Supervisory Underwriting Committee consisting of the AGC Credit Committee. Transactions submitted for execution in AGRO must be recommended by the AG Intermediary Credit Committee, consisting substantially of senior officers of AGC including the President and Chief Credit Officer, and approved by AGRO's underwriting managers in Bermuda. Transactions submitted for approval within AG Re must be approved by the AG Re Underwriting Committee, containing senior officers of AG Re, including the President and Chief Operating Officer. Certain transactions submitted for approval within AG Re that meet specific criteria with respect to size, rating and type of risk, require further approval of one of four designated officers of Assured Guaranty Ltd.

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

Risk Management

        The Risk Oversight and Audit Committees of the Board of Directors oversees our risk management policies and procedures. Within the limits established by the board committees, specific risk policies and limits are set by the Portfolio Risk Management Committee, which includes members of senior management and senior Credit and Surveillance officers. As part of its risk management strategy, the Company may seek to obtain third party reinsurance or retrocessions and may also periodically enter into other arrangements to alleviate all or a portion of this risk.

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

  Reinsurance Businesses

        For transactions in our Reinsurance segment, the primary insurers are responsible for conducting ongoing surveillance, and our surveillance personnel monitor the activities of the primary insurers through a variety of means, such as review of surveillance reports provided by the primary insurers, and meetings and discussions with their analysts. Our surveillance personnel take steps to ensure that the primary insurer is managing risk pursuant to the terms of the applicable reinsurance agreement. To this end, we conduct periodic reviews of ceding companies' surveillance activities and capabilities. That process may include the review of the primary insurer's underwriting, surveillance, and claim files for certain transactions. In the event of credit deterioration of a particular exposure, more frequent reviews of the ceding company's risk mitigation activities are conducted. Our surveillance personnel also monitor general news and information, industry trends, and rating agency reports to help focus surveillance activities on sectors or credits of particular concern. For certain exposures, we also will undertake an independent analysis and remodeling of the transaction.

  Closely Monitored Credits

        Our surveillance department is responsible for monitoring our portfolio of credits and maintains a list of closely monitored credits ("CMC"). The closely monitored credits are divided into four categories: Category 1 (low priority; fundamentally sound, greater than normal risk); Category 2 (medium priority; weakening credit profile, may result in loss); Category 3 (high priority; claim/default probable, case reserve established); Category 4 (claim paid, case reserve established for future payments). The closely monitored credits include all below investment grade ("BIG") exposures where there is a material amount of exposure (generally greater than $10.0 million) or a material risk of the Company incurring a loss greater than $0.5 million. The closely monitored credits also include investment grade ("IG") risks where credit quality is deteriorating and where, in the view of the Company, there is significant potential that the risk quality will fall below investment grade. As of December 31, 2007, the closely monitored credits include approximately 99% of our BIG exposure, and the remaining BIG exposure of $19.8 million is distributed across 46 different credits. Other than those excluded BIG credits, credits that are not included in the closely monitored credit list are categorized as fundamentally sound risks. The following table provides financial guaranty net par outstanding by credit monitoring category as of December 31, 2007 and 2006:

	As of December 31, 2007			As of December 31, 2006
Description:	Net Par Outstanding	% of Net Par Outstanding	# of Credits in Category	Net Par Outstanding	% of Net Par Outstanding	# of Credits in Category
	($ in millions)
Fundamentally sound risk	$198,133	98.9%		$130,944	99.0%
Closely monitored credits:
Category 1	1,288	0.6%	36	855	0.6%	43
Category 2	743	0.4%	12	318	0.2%	13
Category 3	71	—	16	123	0.1%	18
Category 4	24	—	16	22	—	13

CMC total(1)	2,126	1.1%	80	1,318	1.0%	87

Other below investment grade risk	20	—	46	34	—	68

Total	$200,279	100.0%		$132,296	100.0%

(1)
Percent total does not add due to rounding.

        The increase of $808 million in financial guaranty CMC net par outstanding during 2007 is mainly attributable to the addition of $1,754 million of U.S. home equity line of credit ("HELOC") exposures. This increase was partially offset by $382 million of amortization of exposure and $613 million of credit rating improvements for certain transactions.

Losses and Reserves

        Reserves for losses and loss adjustment expenses for non-derivative transactions in our financial guaranty direct, financial guaranty assumed reinsurance and mortgage guaranty business include case reserves and portfolio reserves. See the "Valuation of Derivative Financial Instruments" of the Critical Accounting Estimates section for more information on our derivative transactions. Case reserves are established when there is significant credit deterioration on specific insured obligations and the obligations are in default or default is probable, not necessarily upon non-payment of principal or interest by an insured. Case reserves represent the present value of expected future loss payments and loss adjustment expenses ("LAE"), net of estimated recoveries, but before considering ceded reinsurance. This reserving method is different from case reserves established by traditional property and casualty insurance companies, which establish case reserves upon notification of a claim and establish incurred but not reported ("IBNR") reserves for the difference between actuarially estimated ultimate losses and recorded case reserves. Financial guaranty direct and assumed reinsurance case reserves and related salvage and subrogation, if any, are discounted at the taxable equivalent yield on our investment portfolio, which is approximately 6%, in all periods presented. When the Company becomes entitled to the underlying collateral of an insured credit under salvage and subrogation rights as a result of a claim payment, it records salvage and subrogation as an asset, based on the expected level of recovery. Such amounts are included in the Company's balance sheet within "Other assets."

        We record portfolio reserves in our financial guaranty direct, financial guaranty assumed reinsurance and mortgage guaranty business. Portfolio reserves are established with respect to the portion of our business for which case reserves have not been established.

        Portfolio reserves are not established based on a specific event, rather they are calculated by aggregating the portfolio reserve calculated for each individual transaction. Individual transaction reserves are calculated on a quarterly basis by multiplying the par in-force by the product of the ultimate loss and earning factors without regard to discounting. The ultimate loss factor is defined as the frequency of loss multiplied by the severity of loss, where the frequency is defined as the probability of default for each individual issue. The earning factor is inception to date earned premium divided by the estimated ultimate written premium for each transaction. The probability of default is estimated from rating agency data and is based on the transaction's credit rating, industry sector and time until maturity. The severity is defined as the complement of recovery/salvage rates gathered by the rating agencies of defaulting issues and is based on the industry sector.

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

        We also record IBNR reserves for our other segment. IBNR is an estimate of losses for which the insured event has occurred but the claim has not yet been reported to us. In establishing IBNR, we use traditional actuarial methods to estimate the reporting lag of such claims based on historical experience, claim reviews and information reported by ceding companies. We record IBNR for trade credit reinsurance within our other segment, which is 100% reinsured to ACE. The other segment represents lines of business that we exited or sold as part of our 2004 initial public offering ("IPO").

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

        The Company is aware that there are certain differences regarding the measurement of portfolio loss liabilities among companies in the financial guaranty industry. In January and February 2005, the Securities and Exchange Commission ("SEC") staff had discussions concerning these differences with a number of industry participants. Based on these discussions, in June 2005 the Financial Accounting Standards Board ("FASB") staff decided additional guidance is necessary regarding financial guaranty contracts. On April 18, 2007, the FASB issued an exposure draft "Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60" ("Exposure Draft"). This Exposure Draft would clarify how FAS 60 applies to financial guarantee insurance contracts, including the methodology to be used to account for premium revenue and claim liabilities. The scope of this Exposure Draft is limited to financial guarantee insurance (and reinsurance) contracts issued by insurance enterprises included within the scope of FAS 60. Responses to the Exposure Draft were required by June 18, 2007. We and the Association of Financial Guaranty Insurers have separately submitted responses before the required date and additionally, participated in a FASB sponsored roundtable discussion. If this Exposure Draft is adopted as written, the effect on the consolidated financial statements, particularly with respect to revenue recognition and claims liability, could be material to the Company's financial statements. A final Exposure Draft is expected to be issued by the end of the first quarter 2008, with an anticipated effective date of January 1, 2009. Until a final pronouncement is issued, the Company intends to continue to apply its existing policy with respect to premium revenue and the establishment of both case and portfolio reserves.

        The following table provides a reconciliation of the beginning and ending balances of reserves for losses and LAE:

	For the Years Ended December 31,
	2007	2006	2005
	(in thousands of U.S. dollars)
Balance as of January 1	$120,600	$128,421	$236,202
Less reinsurance recoverable	(10,889)	(12,350)	(120,220)

Net balance as of January 1	109,711	116,071	115,982
Transfers to case reserves from portfolio reserves	11,008	733	13,747
Incurred losses and loss adjustment expenses pertaining to case and IBNR reserves(1):
Current year	9,456	772	10,609
Prior years	(18,281)	(13,028)	(76,683)

	(8,825)	(12,256)	(66,074)
Transfers to case reserves from portfolio reserves	(11,008)	(733)	(13,747)
Incurred losses and loss adjustment expenses pertaining to portfolio reserves	16,790	5,500	(3,490)

Total incurred losses and loss adjustment expenses (recoveries)	7,965	(6,756)	(69,564)
Loss and loss adjustment expenses (paid) and recovered pertaining to:
Current year	(2,637)	(20)	(143)
Prior years(1)	8,695	355	77,340

Total incurred loss and loss adjustment expenses recovered	6,058	335	77,197
Change in salvage recoverable	1,295	42	(2,497)
Foreign exchange (gain) loss on reserves	(33)	19	(5,047)

Net balance as of December 31	124,996	109,711	116,071
Plus reinsurance recoverable	8,849	10,889	12,350

Balance as of December 31	$133,845	$120,600	$128,421

    (1)
    The loss recovery of $6.1 million in 2007 is mainly a result of loss recoveries of $8.6 million from two aircraft-related transactions in which claims were paid in 2002 and 2006. These recoveries were partially offset by loss payments related to assumed U.S. home equity line of credit exposures. The prior year loss recovery of $0.3 million in 2006 is due to $13.5 million of net recoveries from third party litigation settlements. These recoveries were primarily offset by loss payments, of which two of the largest were made on a U.S. Infrastructure transaction and a European Infrastructure transaction. The prior year loss recovery of $77.3 million in 2005 is primarily due to $71.0 million in loss recoveries from a third party litigation settlement agreement, with two parties, relating to a reinsurance claim incurred in 1998 and 1999 as well as a $2.4 million recovery related to the equity layer credit protection business.

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

        As of December 31, 2007, we had no below investment grade securities or non-rated securities in our investment portfolio. For additional information regarding our investments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Investment Portfolio."

        As of January 1, 2005, we retained BlackRock Financial Management, Inc. to manage our investment portfolio. Our investment managers have discretionary authority over our investment portfolio within the limits of our investment guidelines approved by our Board of Directors. We compensate each of these managers based upon a fixed percentage of the market value of our portfolio. During the years ended December 31, 2007, 2006 and 2005, we paid aggregate investment management fees of $1.9 million, $1.8 million and $1.7 million, respectively, to these managers.

Competition

        Our principal competitors in the financial guaranty direct market are Ambac Assurance Corporation ("Ambac"), Financial Guaranty Insurance Company ("FGIC"), Financial Security Assurance Inc. ("FSA"), MBIA Insurance Corporation ("MBIA"), XL Capital Assurance Inc. ("XLCA") and CIFG Assurance NA ("CIFG"). All of these companies have ratings from Standard & Poor's Inc., a division of The McGraw-Hill Companies, Inc. ("S&P"), Fitch Ratings ("Fitch") and Moody's Investors Service ("Moody's"), and a number of these companies are on negative outlook or credit watch for possible downgrade. Banks, smaller and lower-rated financial guaranty insurance companies and multiline insurers and reinsurers also participate in the broader credit enhancement market. The principal competitive factors are: (1) premium rates; (2) conditions precedent to the issuance of a policy related to the structure and security features of a proposed bond issue; (3) the financial strength ratings of the guarantor; (4) the quality of service and execution provided to issuers, investors and other clients of the issuer and (5) secondary market trading values of bonds insured by the financial guarantor. Financial guaranty insurance also competes domestically and internationally with other forms of credit enhancement, including the use of senior and subordinated tranches of a proposed structured finance obligation and/or overcollateralization or cash collateral accounts, as well as more traditional forms of credit support.

        Our principal competitors in the financial guaranty reinsurance market are Radian Asset Assurance Inc., RAM Reinsurance Company Ltd., XL Financial Assurance Ltd. ("XLFA"), Channel Reinsurance Ltd. and BluePoint Re Ltd. Competition in the financial guaranty reinsurance business is based upon many factors, including financial strength ratings from the major rating agencies' pricing, service, size and underwriting criteria. A number of our principal competitors are on negative outlook or credit watch for possible downgrade by one or more of the major rating agencies. Assured Guaranty

Re Ltd. ("AG Re") is the largest financial guaranty reinsurer in terms of size and par insured and is rated AA by S&P and Fitch and is rated Aa2 by Moody's.

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

        AGC is a Maryland domiciled insurance company licensed to write financial guaranty insurance and reinsurance (and in some states casualty, surety and other lines) in 50 U.S. states, the District of Columbia and Puerto Rico. AGC is also licensed as a Class 3 insurer in Bermuda. It is registered as a foreign company in Australia and operates through a representative office in Sydney. AGC currently intends for the representative office to conduct activities so that it does not have a permanent establishment in Australia.

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

        The Maryland Insurance Administration conducts a periodic examination of insurance companies domiciled in Maryland every five years. The last such Report on Financial Examination, issued by the Maryland Insurance Administration on October 10, 2003 in connection with such examination, did not contain any materially adverse findings. Field work began in June of 2007 for the Maryland Insurance Administration's examination of AGC for the five-year period ending December 31, 2006. We anticipate that the Maryland Insurance Administration will issue their Report on Financial Examination during 2008. The New York Insurance Department, the regulatory authority of the domiciliary jurisdiction of Assured Guaranty Mortgage, conducts a periodic examination of insurance companies domiciled in New York, also at five-year intervals. During 2003, the New York Insurance Department completed its field work in connection with its examination of Assured Guaranty Mortgage for the period from 1997 though 2002. The report on the examination, issued July 11, 2003 by the New York Insurance Department, does not contain any materially adverse findings.

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

AGC declared and paid dividends of $12.1 million, $13.8 million and $4.3 million during 2007, 2006 and 2005, respectively, to Assured Guaranty US Holdings Inc. The maximum amount available during 2008 for the payment of dividends by AGC which would not be characterized as "extraordinary dividends" is approximately $40.0 million.

        New York.    Under the New York Insurance Law, Assured Guaranty Mortgage may declare or pay any dividend only out of "earned surplus," which is defined as that portion of the company's surplus that represents the net earnings, gains or profits (after deduction of all losses) that have not been distributed to shareholders as dividends or transferred to stated capital, capital surplus or contingency reserves, or applied to other purposes permitted by law, but does not include unrealized appreciation of assets. Additionally, no dividend may be declared or distributed in an amount which, together with all dividends declared or distributed by it during the preceding twelve months, exceeds the lesser of 10% of Assured Guaranty Mortgage's statutory surplus as shown on its latest statutory financial statement on file with the New York Superintendent of Insurance, or 100% of Assured Guaranty Mortgage's adjusted net investment income during that period, unless, upon prior application, the Superintendent approves a greater dividend or distribution after finding that the company will retain sufficient surplus to support its obligations and writings. Assured Guaranty Mortgage did not declare or pay dividends during 2007. As of December 31, 2007, Assured Guaranty Mortgage had negative unassigned funds and therefore cannot pay dividends during 2008.

  Contingency Reserves

        In accordance with Maryland insurance law and regulations, AGC maintains a statutory contingency reserve for the protection of policyholders against the effect of adverse economic cycles. The contingency reserve is maintained for each obligation and is equal to the greater of 50% of the premiums written or a percentage of principal guaranteed (which percentage varies from 0.55% to 2.5% depending on the nature of the asset). The contingency reserve is put up over a period of either 15 or 20 years, depending on the nature of the obligation, and then taken down over the same period of time. The contingency reserve may be maintained net of reinsurance. AGC's contingency reserve as of December 31, 2007 was in compliance with these insurance laws and regulations.

        Under the New York Insurance Law, Assured Guaranty Mortgage must establish a contingency reserve to protect policyholders against the effect of adverse economic cycles. This reserve is established out of net premiums (gross premiums less premiums returned to policyholders) remaining after the statutory unearned premium reserve is established. Contributions to the contingency reserve must equal 50% of remaining earned premiums and, except as otherwise approved by the Superintendent of Insurance, must be maintained in the contingency reserve for a period of 120 months. Reinsurers are required to establish a contingency reserve equal to their proportionate share of the reserve established by the ceding company. Assured Guaranty Mortgage's contingency reserve as of December 31, 2007 was in compliance with these insurance laws and regulations.

  Risk-to-Capital Requirements

        Under the New York Insurance Law, Assured Guaranty Mortgage's total liability, net of applicable reinsurance, under its aggregate insurance policies may not exceed 25 times its total policyholders' surplus, commonly known as the "risk-to-capital" requirement. As of December 31, 2007, the consolidated risk-to-capital ratio for Assured Guaranty Mortgage was below the limit.

  Investments

        The Assured Guaranty U.S. Subsidiaries are subject to laws and regulations that require diversification of their investment portfolio and limit the amount of investments in certain asset categories, such as below investment grade fixed maturity securities, equity real estate, other equity investments, and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus, and, in some instances, would require divestiture of such non-qualifying investments. We believe that the investments made by the Assured Guaranty U.S. Subsidiaries complied with such regulations as of December 31, 2007. In addition, any investment must be approved by the insurance company's Board of Directors or a committee thereof that is responsible for supervising or making such investment.

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

  Bermuda

        Each of AG Re and AGRO, our "Bermuda Subsidiaries," is an insurance company registered and licensed as a "Class 3 insurer" and a "long term insurer" under the Insurance Act 1978 of Bermuda. AGC is permitted under a revocable permit granted under the Companies Act 1981 of Bermuda (the "Companies Act") to engage in and carry on trade and business limited to engaging in certain non U.S. financial guaranty insurance and reinsurance outside Bermuda from a principal place of business in Bermuda, subject to compliance with the conditions attached to the permit and relevant provisions of the Companies Act (including having a Bermuda principal representative for the Companies Act purposes, restrictions on activities in Bermuda, publication and filing of prospectuses on public offerings of securities, registration of charges against its assets and certain winding up provisions). AGC is also licensed as a Class 3 insurer in Bermuda. The Insurance Act 1978 of Bermuda, amendments thereto and related regulations (collectively, the "Insurance Act") impose on insurance companies certain solvency and liquidity standards; certain restrictions on the declaration and payment of dividends and distributions; certain restrictions on the reduction of statutory capital; certain restrictions on the winding up of long term insurers; and certain auditing and reporting requirements and also the need to have a principal representative and a principal office (as understood under the Insurance Act) in Bermuda. The Insurance Act grants to the Bermuda Monetary Authority the power to cancel insurance licenses, supervise, investigate and intervene in the affairs of insurance companies and in certain circumstances share information with foreign regulators. Class 3 insurers are authorized to carry on general insurance business (as understood under the Insurance Act), subject to conditions attached to the license and to compliance with minimum capital and surplus requirements, solvency margin, liquidity ratio and other requirements imposed by the Insurance Act. Long term insurers are permitted to carry on long term business (as understood under the Insurance Act) subject to conditions attached to the license and to similar compliance requirements and the requirement to maintain its long term business fund (a segregated fund). Each of AG Re and AGRO is required annually to file statutorily mandated financial statements and returns, audited by an auditor approved by the Bermuda Monetary Authority (no approved auditor of an insurer may have an interest in that insurer, other than as an insured, and no officer, servant or agent of an insurer shall be eligible for appointment as an insurer's approved auditor), together with an annual loss reserve opinion of a Bermuda Monetary Authority approved loss reserve specialist and the required actuary's certificate with respect to the long term business. AGC has an exemption from such filings, subject to certain conditions.

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

        Under Bermuda law, "exempted" companies are companies formed for the purpose of conducting business outside Bermuda from a principal place of business in Bermuda. As an "exempted" company, Assured Guaranty (as well as each of AG Re and AGRO) may not, without the express authorization of the Bermuda legislature or under a license or consent granted by the Minister of Finance, participate in certain business and other transactions, including: (1) the acquisition or holding of land in Bermuda (except that held by way of lease or tenancy agreement which is required for its business and held for a term not exceeding 50 years, or which is used to provide accommodation or recreational facilities for its officers and employees and held with the consent of the Bermuda Minister of Finance, for a term not exceeding 21 years), (2) the taking of mortgages on land in Bermuda to secure a principal amount in excess of $50,000 unless the Minister of Finance consents to a higher amount, and (3) the carrying on of business of any kind or type for which it is not duly licensed in Bermuda, except in certain limited circumstances, such as doing business with another exempted undertaking in furtherance of Assured Guaranty's business carried on outside Bermuda.

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

        Special considerations apply to our Bermuda operations. Under Bermuda law, non Bermudians, other than spouses of Bermudians and individuals holding permanent resident certificates or working resident certificates, are not permitted to engage in any gainful occupation in Bermuda without a work permit issued by the Bermuda government. A work permit is only granted or extended if the employer can show that, after a proper public advertisement, no Bermudian, spouse of a Bermudian or individual holding a permanent resident certificate is available who meets the minimum standards for the position. The Bermuda government has a policy that places a six-year term limit on individuals with work permits, subject to specified exemptions for persons deemed to be key employees. Currently, all of our Bermuda based professional employees who require work permits have been granted work permits by the Bermuda government. This includes the following key employees: Messrs. Frederico, Mills, Michener, Albert, Pickering and Bailenson and Ms. Purtill each of whom has received a work permit.

  United Kingdom

  General

        Since December 1, 2001, the regulation of the financial services industry in the United Kingdom has been consolidated under the Financial Services Authority ("FSA UK"). In addition, the regulatory regime in the United Kingdom must comply with certain European Union ("EU") directives binding on all EU member states and notably the Markets in Financial Instruments Directive ("MiFID") which came into effect on November 1, 2007, replacing the Investments Services Directive, largely for the purposes of harmonising the regulatory regime for investment services and activities across the EEA (see definition of "EEA" under "Passporting" below).

        The FSA UK is the single statutory regulator responsible for regulating the financial services industry in the UK, having the authority to oversee the carrying on of "regulated activities" (including deposit taking, insurance and reinsurance, investment management and most other financial services), with the purpose of maintaining confidence in the UK financial system, providing public understanding of the system, securing the proper degree of protection for consumers and helping to reduce financial crime. It is a criminal offense for any person to carry on a regulated activity in the UK unless that person is authorized by the FSA UK and has been granted permission to carry on that regulated activity, or otherwise falls under an exemption to such regulation.

        Insurance business in the United Kingdom falls into two main categories: long-term insurance (which is primarily investment related) and general insurance. Subject to limited exceptions, it is not possible for a new insurance company to be authorized in both long-term and general insurance business unless the long-term insurance business is restricted to reinsurance business. These two categories are both divided into "classes" (for example: permanent health and pension fund management are two classes of long-term insurance; damage to property and motor vehicle liability are two classes of general insurance). Under the Financial Services and Markets Act 2000 ("FSMA"), effecting or carrying out contracts of insurance, within a class of general or long-term insurance, by way of business in the UK, constitutes a "regulated activity" requiring authorization. An authorized insurance company must have permission for each class of insurance business it intends to write.

        Assured Guaranty (UK) Ltd. is authorized to effect and carry out certain classes of non-life insurance, specifically: classes 14 (credit), 15 (suretyship) and 16 (miscellaneous financial loss). This scope of permission is sufficient to enable Assured Guaranty (UK) Ltd. to effect and carry out financial guaranty insurance and reinsurance. The insurance and reinsurance businesses of Assured Guaranty (UK) Ltd. are subject to close supervision by the FSA UK. In addition to its requirements for senior management arrangements, systems and controls of insurance and reinsurance companies under its jurisdiction, the FSA UK now regards itself as a principles-based regulator and is placing an increased emphasis on risk identification and management in relation to the prudential regulation of insurance and reinsurance business in the United Kingdom. In recent years, there have been a number of changes to the FSA UK's rules that affect insurance and reinsurance companies authorized in the UK. For example, the FSA UK introduced rules on the sale of general insurance, known as insurance mediation, and introduced the General Prudential Sourcebook (GENPRU); the Prudential Sourcebook for Insurers (INSPRU); and the Interim Prudential Sourcebook for Insurers (IPRU-INS), together the "Prudential Sourcebooks" which include measures such as risk-based capital adequacy rules, including individual capital assessments which are intended to align capital requirements with the risk profile of each insurance company and proposals aimed at ensuring adequate diversification of an insurer's or reinsurer's exposures to any credit risks of its reinsurers. Assured Guaranty (UK) Ltd. has calculated its minimum required capital according to the FSA's individual capital adequacy criteria and is in compliance.

        As a consequence of the new insurance mediation rules, Assured Guaranty (UK) Ltd. now also has permission to arrange and advise on deals in financial guaranties which it underwrites.

        Assured Guaranty Finance Overseas, Ltd. is not authorized as an insurer. It is authorized by the FSA UK as a "Category D" company to carry out designated investment business activities in that it may "advise on investments (except on pension transfers and pension opt outs)" relating to most investment instruments. In addition, it may arrange or bring about transactions in investments and make "arrangements with a view to transactions in investments." It should be noted that Assured Guaranty Finance Overseas, Ltd. does not itself take risk in the transactions it arranges or places, and may not hold funds on behalf of its customers.

  Supervision

        The FSA UK carries out the prudential supervision of insurance companies through a variety of methods, including the collection of information from statistical returns, review of accountants' reports, visits to insurance companies and regular formal interviews.

        The FSA UK has adopted a principles-based and risk-based approach to the supervision of insurance companies. Under this approach, the FSA UK periodically performs a formal risk assessment of insurance companies or groups carrying on business in the UK which varies in scope according to the risk profile of the insurer. The FSA UK performs its risk assessment broadly, by analyzing information which it receives during the normal course of its supervision, such as regular prudential returns on the financial position of the insurance company, or which it acquires through a series of meetings with senior management of the insurance company and by making use of its thematic work. After each risk assessment, the FSA UK will inform the insurer of its views on the insurer's risk profile. This will include details of any remedial action that the FSA UK requires and the likely consequences if this action is not taken.

  Solvency Requirements

        GENPRU and INSPRU require that non-life insurance companies such as Assured Guaranty (UK) Ltd. maintain a margin of solvency at all times in respect of the liabilities of the insurance company, the calculation of which depends on the type and amount of insurance business a company writes. The method of calculation of the solvency margin (known as the minimum capital requirement) is set out in the Prudential Sourcebooks, and for these purposes, the insurer's assets and liabilities are subject to specified valuation rules. The Prudential Sourcebooks also requires that Assured Guaranty (UK) Ltd. calculates and shares with the FSA UK its "enhanced capital requirement" based on risk-weightings applied to assets held and lines of business written. This enhanced capital requirement is not yet a legally-binding requirement but is required to form the basis of Assured Guaranty (UK) Ltd.'s individual capital assessment which is then discussed with the FSA UK. Failure to maintain capital at least equal to the higher of the minimum capital requirement and the individual capital assessment is one of the grounds on which the wide powers of intervention conferred upon the FSA UK may be exercised.

        To the extent that the amount of premiums for such classes exceed certain specified minimum thresholds, each insurance company writing property, credit and other specified categories of insurance or reinsurance business is required by the Prudential Sourcebooks to maintain an equalization reserve calculated in accordance with the provisions of IPRU.

        These solvency requirements came into force on January 1, 2005. They may need to be amended in order to implement the European Union's proposed "Solvency II" directive on risk-based capital but that is not expected to be implemented until 2012.

        In addition, an insurer [(which as of December 10, 2007 includes a company conducting only reinsurance business)] is required to perform and submit to the FSA UK a group capital adequacy return in respect of its ultimate parent and, if different, its ultimate EEA parent. The calculation at the level of the ultimate EEA parent is required to show a positive result from December 31, 2006. There is no such requirement in relation to the report at the level of the ultimate parent, although if the report at that level raises concerns the FSA may take regulatory action. Public disclosure of the EEA group calculation is also required. The purpose of this rule is to prevent leveraging of capital arising from involvements in other group insurance firms. Given the current structure of the Company, the main aspects of the Company's capital regime will not apply to Assured Guaranty (UK) Ltd.'s ultimate parent, because it is incorporated in Bermuda, nor to the intermediate holding companies, because they are incorporated in the United States, but reporting will be required to the FSA UK up to the ultimate parent.

        Further, an insurer is required to report in its annual returns to the FSA UK all material related party transactions (e.g., intragroup reinsurance, whose value is more than 5% of the insurer's general insurance business amount).

  Restrictions on Dividend Payments

        UK company law prohibits Assured Guaranty (UK) Ltd. from declaring a dividend to its shareholders unless it has "profits available for distribution." The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While the UK insurance regulatory laws impose no statutory restrictions on a general insurer's ability to declare a dividend, the FSA UK's capital requirements may in practice act as a restriction on dividends.

  Reporting Requirements

        UK insurance companies must prepare their financial statements under the Companies Act of 1985 - 2006 (as amended), which requires the filing with Companies House of audited financial statements and related reports. In addition, UK insurance companies are required to file regulatory returns with the FSA UK, which include a revenue account, a profit and loss account and a balance sheet in prescribed forms. Under sections of IPRU-INS, audited regulatory returns must be filed with the FSA UK within two months and 15 days of the financial year end (or three months where the delivery of the return is made electronically).

  Supervision of Management

        The FSA UK closely supervises the management of insurance companies through the approved persons regime, by which any appointment of persons to perform certain specified "controlled functions" within a regulated entity must be approved by the FSA UK.

  Change of Control

        FSMA regulates the acquisition of "control" of any UK insurance company authorized under FSMA. Any company or individual that (together with its or his associates) directly or indirectly acquires 10% or more of the shares in a UK authorized insurance company or its parent company, or is entitled to exercise or control the exercise of 10% or more of the voting power in such authorized insurance company or its parent company, would be considered to have acquired "control" for the purposes of the relevant legislation, as would a person who had significant influence over the management of such authorized insurance company or its parent company by virtue of his shareholding or voting power in either.

        Under FSMA, any person proposing to acquire "control" of a UK authorized insurance company must give prior notification to the FSA UK of its intention to do so. The FSA UK then has three months to consider that person's application to acquire "control." In considering whether to approve such application, the FSA UK must be satisfied that both the acquirer is a "fit and proper" person to have "control" and that the interests of consumers would not be threatened by such acquisition of "control." "Consumers" in this context includes all persons who may use the services of the authorized insurance company. Failure to make the relevant prior application could result in action being taken by the FSA UK.

  Intervention and Enforcement

        The FSA UK has extensive powers to intervene in the affairs of an authorized person, culminating in the ultimate sanction of the removal of authorization to carry on a regulated activity. FSMA imposes on the FSA UK statutory obligations to monitor compliance with the requirements imposed by FSMA, and to investigate and enforce the provisions of FSMA related rules made by the FSA UK such as the Prudential Sourcebooks and breaches of the New Conduct of Business Sourcebook generally applicable to authorized persons as a result of the implementation of MiFID.

        The FSA UK also has the power to prosecute criminal offenses arising under FSMA, and to prosecute insider dealing under Part V of the Criminal Justice Act of 1993, and breaches of money laundering regulations. The FSA UK's stated policy is to pursue criminal prosecution in all appropriate cases.

  "Passporting"

        EU directives allow Assured Guaranty Finance Overseas, Ltd. and Assured Guaranty (UK) Ltd. to conduct business in EU states other than the United Kingdom in compliance with the scope of permission granted these companies by FSA UK without the necessity of additional licensing or authorization in other EU jurisdictions. This ability to operate in other jurisdictions of the EU on the basis of home state authorization and supervision is sometimes referred to as "passporting." Insurers may operate outside their home member state either on a "services" basis or on an "establishment" basis. Operating on a "services" basis means that the company conducts permitted businesses in the host state without having a physical presence there, while operating on an establishment basis means the company has a branch or physical presence in the host state. In both cases, a company remains subject to regulation by its home regulator although the company nonetheless may have to comply with certain local rules, such as where the company is operating on an "establishment" basis in which case, the local conduct of business (and other related) rules apply since the host state is regarded as better placed to detect and intervene in respect of suspected breaches relating to the branch within its territory. In such cases, the home state rules apply in respect of "organisational" and "prudential" obligations. In addition to EU member states, Norway, Iceland and Liechtenstein (members of the broader European Economic Area or "EEA") are jurisdictions in which this passporting framework applies. Assured Guaranty (UK) Ltd. is permitted to operate on a passport basis in various countries throughout the EEA; Assured Guaranty Finance Overseas, Ltd. is permitted to operate on a services basis in Austria, Belgium, Denmark, Finland, France, Germany, the Republic of Ireland, Italy, Luxembourg, the Netherlands, Norway, Portugal, Spain and Sweden.

  Fees and Levies

        Assured Guaranty (UK) Ltd. is subject to FSA UK fees and levies based on Assured Guaranty (UK) Ltd.'s gross written premiums. The FSA UK also requires authorized insurers to participate in an investors' protection fund, known as the Financial Services Compensation Scheme (the "FSCS"). The FSCS was established to compensate consumers of financial services, including the buyers of insurance, against failures in the financial services industry. Individual policyholders and small businesses may be compensated by the FSCS when an authorized insurer is unable, or likely to be unable, to satisfy policyholder claims. Assured Guaranty (UK) Ltd. does not expect to write any insurance business that is protected by the FSCS.

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

  United States

        We have conducted and intend to conduct substantially all of our foreign operations outside the United States and to limit the U.S. contacts of Assured Guaranty and its foreign subsidiaries (except AGRO, which has elected to be taxed as a U.S. corporation) so that they should not be engaged in a trade or business in the United States. A foreign corporation, such as AG Re deemed to be engaged in a trade or business in the United States would be subject to U.S. income tax at regular corporate rates, as well as the branch profits tax, on its income which is treated as effectively connected with the conduct of that trade or business, unless the corporation is entitled to relief under the permanent establishment provision of an applicable tax treaty, as discussed below. Such income tax, if imposed, would be based on effectively connected income computed in a manner generally analogous to that applied to the income of a U.S. corporation, except that a foreign corporation may generally be entitled to deductions and credits only if it timely files a U.S. federal income tax return. Assured Guaranty and AG Re have and will continue to file protective U.S. federal income tax returns on a timely basis in order to preserve the right to claim income tax deductions and credits if it is ever determined that they are subject to U.S. federal income tax. The highest marginal federal income tax rates currently are 35% for a corporation's effectively connected income and 30% for the "branch profits" tax.

        Under the income tax treaty between Bermuda and the United States (the "Bermuda Treaty"), a Bermuda insurance company would not be subject to U.S. income tax on any insurance income found to be effectively connected with a U.S. trade or business unless that trade or business is conducted through a permanent establishment in the United States. AG Re currently intends to conduct its activities so that it does not have a permanent establishment in the United States.

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

        Foreign insurance companies carrying on an insurance business within the United States have a certain minimum amount of effectively connected net investment income, determined in accordance with a formula that depends, in part, on the amount of U.S. risk insured or reinsured by such companies. If AG Re is considered to be engaged in the conduct of an insurance business in the United States and is not entitled to the benefits of the Bermuda Treaty in general (because it fails to satisfy one of the limitations on treaty benefits discussed above), the Code could subject a significant portion of AG Re's investment income to U.S. income tax.

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

        Assured Guaranty US Holdings is a Delaware holding company. Its direct subsidiaries are AGC, a Maryland corporation and AG Financial Products, a Delaware corporation. Assured Guaranty Overseas US Holdings is a Delaware corporation and its subsidiary, AGRO, is a Bermuda company which has elected under the Code to be taxed as a U.S. corporation. AGRO's subsidiary is Assured Guaranty Mortgage, which is a New York corporation. As such, each corporation is subject to taxation in the United States at regular corporate rates. Dividends paid, if any, by Assured Guaranty US Holdings to Assured Guaranty will be subject to a 30% U.S. withholding tax.

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

        The following summary sets forth the material U.S. federal income tax considerations related to the purchase, ownership and disposition of common shares. Unless otherwise stated, this summary deals only with holders that are U.S. Persons (as defined below) who purchase their common shares and who hold their common shares as capital assets within the meaning of section 1221 of the Code. The following discussion is only a discussion of the material U.S. federal income tax matters as described herein and does not purport to address all of the U.S. federal income tax consequences that may be relevant to a particular shareholder in light of such shareholder's specific circumstances. For example, special rules apply to certain shareholders, such as partnerships, insurance companies, regulated investment companies, real estate investment trusts, financial asset securitization investment trusts, dealers or traders in securities, tax exempt organizations, expatriates, persons who are considered with respect to any of us as "United States shareholders" for purposes of the controlled foreign corporation ("CFC") rules of the Code (generally, a U.S. Person, as defined below, who owns or is deemed to own 10% or more of the total combined voting power of all classes of Assured Guaranty or the stock of any of our foreign subsidiaries entitled to vote (i.e., 10% U.S. Shareholders)), or persons who hold the common shares as part of a hedging or conversion transaction or as part of a short-sale or straddle. Any such shareholder should consult their tax advisor.

        For purposes of this discussion, the term "U.S. Person" means: (i) a citizen or resident of the United States, (ii) a partnership or corporation, or entity treated as a corporation, created or organized in or under the laws of the United States, or any political subdivision thereof, (iii) an estate the income of which is subject to U.S. federal income taxation regardless of its source, (iv) a trust if either (x) a court within the United States is able to exercise primary supervision over the administration of such trust and one or more U.S. Persons have the authority to control all substantial decisions of such trust or (y) the trust has a valid election in effect to be treated as a U.S. Person for U.S. federal income tax purposes or (v) any other person or entity that is treated for U.S. federal income tax purposes as if it were one of the foregoing.

        Taxation of Dividends.    Subject to the discussions below relating to the potential application of the CFC, related person insurance income ("RPII"), passive foreign investment company ("PFIC") and foreign personal holding company ("FPHC") rules, cash distributions, if any, made with respect to the common shares will constitute dividends for U.S. federal income tax purposes to the extent paid out of current or accumulated earnings and profits of Assured Guaranty (as computed using U.S. tax principles). Under current legislation, certain dividends paid to individual shareholders before 2009 are eligible for reduced rates of tax. Dividends paid by Assured Guaranty to corporate shareholders will not be eligible for the dividends received deduction. To the extent such distributions exceed Assured Guaranty's earnings and profits, they will be treated first as a return of the shareholder's basis in the common shares to the extent thereof, and then as gain from the sale of a capital asset.

        Classification of Assured Guaranty or its Foreign Subsidiaries as a Controlled Foreign Corporation.    Each 10% U.S. Shareholder (as defined below) of a foreign corporation that is a CFC for an uninterrupted period of 30 days or more during a taxable year, and who owns shares in the CFC, directly or indirectly through foreign entities, on the last day of the CFC's taxable year, must include in its gross income for U.S. federal income tax purposes its pro rata share of the CFC's "subpart F income," even if the subpart F income is not distributed. A foreign corporation is considered a CFC if 10% U.S. Shareholders own (directly, indirectly through foreign entities or by attribution by application of the constructive ownership rules of section 958(b) of the Code (i.e., "constructively")) more than 50% of the total combined voting power of all classes of voting stock of such foreign corporation, or more than 50% of the total value of all stock of such corporation on any day during the taxable year of such corporation. For purposes of taking into account insurance income, a CFC also includes a foreign insurance company in which more than 25% of the total combined voting power of all classes of stock (or more than 25% of the total value of the stock) is owned by 10% U.S. Shareholders, on any day during the taxable year of such corporation. A "10% U.S. Shareholder" is a U.S. Person who owns

(directly, indirectly through foreign entities or constructively) at least 10% of the total combined voting power of all classes of stock entitled to vote of the foreign corporation. We believe that because of the dispersion of our share ownership, provisions in our organizational documents that limit voting power (these provisions are described in "Description of Share Capital") and other factors, no U.S. Person who owns shares of Assured Guaranty directly or indirectly through one or more foreign entities should be treated as owning (directly, indirectly through foreign entities, or constructively), 10% or more of the total voting power of all classes of shares of Assured Guaranty or any of its foreign subsidiaries. It is possible, however, that the IRS could challenge the effectiveness of these provisions and that a court could sustain such a challenge.

        The RPII CFC Provisions.    The following discussion generally is applicable only if the RPII of AG Re determined on a gross basis, is 20% or more of AG Re's gross insurance income for the taxable year and the 20% Ownership Exception (as defined below) is not met. The following discussion generally would not apply for any fiscal year in which AG Re's gross RPII falls below the 20% threshold or the 20% Ownership Exception is met. Although we cannot be certain, Assured Guaranty believes that AG Re was in prior years of operations and will be for the foreseeable future below either the 20% threshold or 20% Ownership Exception for each tax year.

        RPII is any "insurance income" (as defined below) attributable to policies of insurance or reinsurance with respect to which the person (directly or indirectly) insured is a "RPII shareholder" (as defined below) or a "related person" (as defined below) to such RPII shareholder. In general, and subject to certain limitations, "insurance income" is income (including premium and investment income) attributable to the issuing of any insurance or reinsurance contract which would be taxed under the portions of the Code relating to insurance companies if the income were the income of a domestic insurance company. For purposes of inclusion of the RPII of AG Re in the income of RPII shareholders, unless an exception applies, the term "RPII shareholder" means any U.S. Person who owns (directly or indirectly through foreign entities) any amount of Assured Guaranty's common shares. Generally, the term "related person" for this purpose means someone who controls or is controlled by the RPII shareholder or someone who is controlled by the same person or persons which control the RPII shareholder. Control is measured by either more than 50% in value or more than 50% in voting power of stock applying certain constructive ownership principles. AG Re will be treated as a CFC under the RPII provisions if RPII shareholders are treated as owning (directly, indirectly through foreign entities or constructively) 25% or more of the shares of Assured Guaranty by vote or value.

        RPII Exceptions. The special RPII rules do not apply if (i) at all times during the taxable year less than 20% of the voting power and less than 20% of the value of the stock of Assured Guaranty (the "20% Ownership Exception") is owned (directly or indirectly) by persons whose (directly or indirectly) insured under any policy of insurance or reinsurance issued by AG Re or related persons to any such person, (ii) RPII, determined on a gross basis, is less than 20% of AG Re's gross insurance income for the taxable year (the "20% Gross Income Exception), (iii) AG Re elects to be taxed on its RPII as if the RPII were effectively connected with the conduct of a U.S. trade or business, and to waive all treaty benefits with respect to RPII and meet certain other requirements or (iv) AG Re elects to be treated as a U.S. corporation and waive all treaty benefits and meet certain other requirements. Where none of these exceptions applies, each U.S. Person owning or treated as owning any shares in Assured Guaranty (and therefore, indirectly, in AG Re) on the last day of Assured Guaranty's taxable year will be required to include in its gross income for U.S. federal income tax purposes its share of the RPII for the portion of the taxable year during which AG Re was a CFC under the RPII provisions, determined as if all such RPII were distributed proportionately only to such U.S. Persons at that date, but limited by each such U.S. Person's share of AG Re's current-year earnings and profits as reduced by the U.S. Person's share, if any, of certain prior-year deficits in earnings and profits. AG Re intends to operate in a manner that is intended to ensure that each qualifies for either the 20% Gross Income Exception or 20% Ownership Exception.

        Computation of RPII. For any year in which AG Re's gross RPII is 20% or more of its gross insurance income for the year and AG Re does not meet the 20% Ownership Exception, Assured Guaranty may also seek information from its shareholders as to whether beneficial owners of common shares at the end of the year are U.S. Persons so that the RPII may be determined and apportioned among such persons; to the extent Assured Guaranty is unable to determine whether a beneficial owner of common shares is a U.S. Person, Assured Guaranty may assume that such owner is not a U.S. Person, thereby increasing the per share RPII amount for all known RPII shareholders. The amount of RPII includable in the income of a RPII shareholder is based upon the net RPII income for the year after deducting related expenses such as losses, loss reserves and operating expenses.

        If gross RPII is less than 20% of gross insurance income or AG Re meets the 20% Ownership Exception, RPII shareholders will not be required to include RPII in their taxable income. The amount of RPII includable in the income of a RPII shareholder is based upon the net RPII income for the year after deducting related expenses such as losses, loss reserves and operating expenses.

        Apportionment of RPII to U.S. Holders. Every RPII shareholder who owns common shares on the last day of any taxable year of Assured Guaranty in which AG Re's gross insurance income constituting RPII for that year equals or exceeds 20% of AG Re's gross insurance income and AG Re does not meet the 20% Ownership Exception should expect that for such year it will be required to include in gross income its share of AG Re's RPII for the portion of the taxable year during which AG Re was a CFC under the RPII provisions, whether or not distributed, even though it may not have owned the shares throughout such period. A RPII shareholder who owns common shares during such taxable year but not on the last day of the taxable year is not required to include in gross income any part of AG Re's RPII.

        Uncertainty as to Application of RPII. The RPII provisions are complex have never been interpreted by the courts or the Treasury Department in final regulations, and regulations interpreting the RPII provisions of the Code exist only in proposed form. It is not certain whether these regulations will be adopted in their proposed form or what changes or clarifications might ultimately be made thereto or whether any such changes, as well as any interpretation or application of RPII by the IRS, the courts or otherwise, might have retroactive effect. These provisions include the grant of authority to the Treasury Department to prescribe "such regulations as may be necessary to carry out the purpose of this subsection including regulations preventing the avoidance of this subsection through cross insurance arrangements or otherwise." Accordingly, the meaning of the RPII provisions and the application thereof to AG Re is uncertain. In addition, we cannot be certain that the amount of RPII or the amounts of the RPII inclusions for any particular RPII shareholder, if any, will not be subject to adjustment based upon subsequent IRS examination. Any prospective investor which does business with AG Re and is considering an investment in common shares should consult his tax advisor as to the effects of these uncertainties.

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

        Dispositions of Common Shares.    Subject to the discussions below relating to the potential application of the Code section 1248 and PFIC rules, holders of common shares generally should recognize capital gain or loss for U.S. federal income tax purposes on the sale, exchange or other disposition of common shares in the same manner as on the sale, exchange or other disposition of any other shares held as capital assets. If the holding period for these common shares exceeds one year, any gain will be subject to tax at a current maximum marginal tax rate of 15% for individuals and 35% for corporations. Moreover, gain, if any, generally will be a U.S. source gain and generally will constitute "passive income" for foreign tax credit limitation purposes.

        Code section 1248 provides that if a U.S. Person sells or exchanges stock in a foreign corporation and such person owned, directly, indirectly through certain foreign entities or constructively, 10% or more of the voting power of the corporation at any time during the five-year period ending on the date of disposition when the corporation was a CFC, any gain from the sale or exchange of the shares will be treated as a dividend to the extent of the CFC's earnings and profits (determined under U.S. federal income tax principles) during the period that the shareholder held the shares and while the corporation was a CFC (with certain adjustments). We believe that because of the dispersion of our share ownership, provisions in our organizational documents that limit voting power and other factors that no U.S. shareholder of Assured Guaranty should be treated as owning (directly, indirectly through foreign entities or constructively) 10% of more of the total voting power of Assured Guaranty; to the extent this is the case this application of Code Section 1248 under the regular CFC rules should not apply to dispositions of our common shares. It is possible, however, that the IRS could challenge the effectiveness of these provisions and that a court could sustain such a challenge. A 10% U.S. Shareholder may in certain circumstances be required to report a disposition of shares of a CFC by attaching IRS Form 5471 to the U.S. federal income tax or information return that it would normally file for the taxable year in which the disposition occurs. In the event this is determined necessary, Assured Guaranty will provide a completed IRS Form 5471 or the relevant information necessary to complete the Form. Code section 1248 also applies to the sale or exchange of shares in a foreign corporation if the foreign corporation would be treated as a CFC for RPII purposes regardless of whether the shareholder is a 10% U.S. Shareholder or whether RPII constitutes 20% or more of the corporation's gross insurance income or the 20% Ownership Exception applies. Existing proposed regulations do not address whether Code section 1248 would apply if a foreign corporation is not a CFC but the foreign corporation has a subsidiary that is a CFC and that would be taxed as an insurance company if it were a domestic corporation. We believe, however, that this application of Code section 1248 under the RPII rules should not apply to dispositions of common shares because Assured Guaranty will not be directly engaged in the insurance business. We cannot be certain, however, that the IRS will not interpret the proposed regulations in a contrary manner or that the Treasury Department will not amend the proposed regulations to provide that these rules will apply to dispositions of common shares. Prospective investors should consult their tax advisors regarding the effects of these rules on a disposition of common shares.

        Passive Foreign Investment Companies.    In general, a foreign corporation will be a PFIC during a given year if (i) 75% or more of its gross income constitutes "passive income" (the "75% test") or (ii) 50% or more of its assets produce passive income (the "50% test").

        If Assured Guaranty were characterized as a PFIC during a given year, each U.S. Person holding common shares would be subject to a penalty tax at the time of the sale at a gain of, or receipt of an "excess distribution" with respect to, their common shares, unless such person is a 10% U.S. Shareholder or made a "qualified electing fund election" or "mark-to-market" election. It is uncertain that Assured Guaranty would be able to provide its shareholders with the information necessary for a U.S. Person to make these elections. In addition, if Assured Guaranty were considered a PFIC, upon the death of any U.S. individual owning common shares, such individual's heirs or estate would not be entitled to a "step-up" in the basis of the common shares that might otherwise be available under U.S. federal income tax laws. In general, a shareholder receives an "excess distribution" if the amount of the distribution is more than 125% of the average distribution with respect to the common shares during the three preceding taxable years (or shorter period during which the taxpayer held common shares). In general, the penalty tax is equivalent to an interest charge on taxes that are deemed due during the period the shareholder owned the common shares, computed by assuming that the excess distribution or gain (in the case of a sale) with respect to the common shares was taken in equal portion at the highest applicable tax rate on ordinary income throughout the shareholder's period of ownership. The interest charge is equal to the applicable rate imposed on underpayments of U.S. federal income tax for such period. In addition, a distribution paid by Assured Guaranty to U.S. shareholders that is characterized as a dividend and is not characterized as an excess distribution would not be eligible for reduced rates of tax as qualified dividend income with respect to dividends paid before 2011.

        For the above purposes, passive income generally includes interest, dividends, annuities and other investment income. The PFIC rules provide that income "derived in the active conduct of an insurance business by a corporation which is predominantly engaged in an insurance business... is not treated as passive income." The PFIC provisions also contain a look-through rule under which a foreign corporation shall be treated as if it "received directly its proportionate share of the income..." and as if it "held its proportionate share of the assets..." of any other corporation in which it owns at least 25% of the value of the stock.

        The insurance income exception is intended to ensure that income derived by a bona fide insurance company is not treated as passive income, except to the extent such income is attributable to financial reserves in excess of the reasonable needs of the insurance business. We expect, for purposes of the PFIC rules, that each of our insurance subsidiaries will be predominantly engaged in an insurance business and is unlikely to have financial reserves in excess of the reasonable needs of its insurance business in each year of operations. Accordingly, none of the income or assets of our insurance subsidiaries should be treated as passive. Additionally, we expect that in each year of operations the passive income and assets of our non-insurance subsidiaries will be de minimis in each year of operations with respect to the overall income and assets of Assured Guaranty and its subsidiaries. Under the look-through rule Assured Guaranty should be deemed to own its proportionate share of the assets and to have received its proportionate share of the income of its direct and indirect subsidiaries for purposes of the 75% test and the 50% test. As a result, we believe that Assured Guaranty was not and should not be treated as a PFIC. We cannot be certain, however, as there are currently no regulations regarding the application of the PFIC provisions to an insurance company and new regulations or pronouncements interpreting or clarifying these rules may be forthcoming, that the Internal Revenue Service ("IRS") will not successfully challenge this position. Prospective investors should consult their tax advisor as to the effects of the PFIC rules.

        Foreign tax credit.    If U.S. Persons own a majority of our common shares, only a portion of the current income inclusions, if any, under the CFC, RPII and PFIC rules and of dividends paid by us (including any gain from the sale of common shares that is treated as a dividend under section 1248 of the Code) will be treated as foreign source income for purposes of computing a shareholder's U.S. foreign tax credit limitations. We will consider providing shareholders with information regarding the portion of such amounts constituting foreign source income to the extent such information is reasonably available. It is also likely that substantially all of the "subpart F income," RPII and dividends that are foreign source income will constitute either either "passive" or "general" income. Thus, it may not be possible for most shareholders to utilize excess foreign tax credits to reduce U.S. tax on such income.

        Information Reporting and Backup Withholding on Distributions and Disposition Proceeds.    Information returns may be filed with the IRS in connection with distributions on our common shares and the proceeds from a sale or other disposition of our common shares unless the holder of our common shares establishes an exemption from the information reporting rules. A holder of common shares that does not establish such an exemption may be subject to U.S. backup withholding tax on these payments if the holder is not a corporation or non-U.S. Person or fails to provide its taxpayer identification number or otherwise comply with the backup withholding rules. The amount of any backup withholding from a payment to a U.S. Person will be allowed as a credit against the U.S.

Person's U.S. federal income tax liability and may entitle the U.S. Person to a refund, provided that the required information is furnished to the IRS.

Description of Share Capital

        The following summary of our share capital is qualified in its entirety by the provisions of Bermuda law, our memorandum of association and Bye-Laws, copies of which are incorporated by reference as exhibits to this Annual Report on Form 10-K. In this section, the "Company," "we," "us" and "our" refer to Assured Guaranty Ltd. and not to any of its subsidiaries.

General

        We have an authorized share capital of $5,000,000 divided into 500,000,000 shares, par value U.S. $0.01 per share, of which 80,106,317 common shares were issued and outstanding as of February 15, 2008. Except as described below, our common shares have no preemptive rights or other rights to subscribe for additional common shares, no rights of redemption, conversion or exchange and no sinking fund rights. In the event of liquidation, dissolution or winding-up, the holders of our common shares are entitled to share equally, in proportion to the number of common shares held by such holder, in our assets, if any remain after the payment of all our debts and liabilities and the liquidation preference of any outstanding preferred shares. Under certain circumstances, we have the right to purchase all or a portion of the shares held by a shareholder. See "—Acquisition of Common Shares by Us" below.

Voting Rights and Adjustments

        In general, and except as provided below, shareholders have one vote for each common share held by them and are entitled to vote with respect to their fully paid shares at all meetings of shareholders. However, if, and so long as, the common shares (and other of our shares) of a shareholder are treated as "controlled shares" (as determined pursuant to section 958 of the Code) of any "United States person" as defined in the Code (a "U.S. Person") and such controlled shares constitute 9.5% or more of the votes conferred by our issued and outstanding shares, the voting rights with respect to the controlled shares owned by such U.S. Person shall be limited, in the aggregate, to a voting power of less than 9.5% of the voting power of all issued and outstanding shares, under a formula specified in our Bye-laws. The formula is applied repeatedly until there is no U.S. Person whose controlled shares constitute 9.5% or more of the voting power of all issued and outstanding shares and who generally would be required to recognize income with respect to us under the Code if we were a controlled foreign corporation as defined in the Code and if the ownership threshold under the Code were 9.5% (as defined in our Bye-Laws as a "9.5% U.S. Shareholder"). In addition, our Board of Directors may determine that shares held carry different voting rights when it deems it appropriate to do so to (i) avoid the existence of any 9.5% U.S. Shareholder; and (ii) avoid adverse tax, legal or regulatory consequences to the Company or any of its subsidiaries or any direct or indirect holder of shares or its affiliates. "Controlled shares" includes, among other things, all shares of Assured Guaranty that such U.S. Person is deemed to own directly, indirectly or constructively (within the meaning of section 958 of the Code). The foregoing provision does not apply to ACE because it is not a U.S. Shareholder. Further, these provisions do not apply in the event one shareholder owns greater than 75% of the voting power of all issued and outstanding shares.

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

        Our Board of Directors is authorized to require any shareholder to provide information for purposes of determining whether any holder's voting rights are to be adjusted, which may be information on beneficial share ownership, the names of persons having beneficial ownership of the shareholder's shares, relationships with other shareholders or any other facts our Board of Directors may deem relevant. If any holder fails to respond to this request or submits incomplete or inaccurate information, our Board of Directors may eliminate the shareholder's voting rights. All information provided by the shareholder will be treated by us as confidential information and shall be used by us solely for the purpose of establishing whether any 9.5% U.S. Shareholder exists and applying the adjustments to voting power (except as otherwise required by applicable law or regulation).

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

Acquisition of Common Shares by Us

        Under our Bye-Laws and subject to Bermuda law, if our Board of Directors determines that any ownership of our shares may result in adverse tax, legal or regulatory consequences to us, any of our subsidiaries or any of our shareholders or indirect holders of shares or its Affiliates (other than such as our Board of Directors considers de minimis), we have the option, but not the obligation, to require such shareholder to sell to us or to a third party to whom we assign the repurchase right the minimum number of common shares necessary to avoid or cure any such adverse consequences at a price determined in the discretion of the Board of Directors to represent the shares' fair market value (as defined in our Bye-Laws).

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

Employees

        As of December 31, 2007, we had 147 employees. None of our employees are subject to collective bargaining agreements. We believe that employee relations are satisfactory.

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

        Financial strength ratings have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. The objective of these ratings is to provide an opinion of an insurer's financial strength and ability to meet ongoing obligations to its policyholders. Ratings reflect the rating agencies' opinions of our financial strength, and are neither evaluations directed to investors in our common shares nor recommendations to buy, sell or hold our common shares.

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

        "Aaa" (Exceptional) is the highest ranking, which AGC and Assured Guaranty (UK) Ltd. achieved in July 2007, and "Aa2" (Excellent) is the third highest ranking of 21 ratings categories used by Moody's Investors Service ("Moody's"). A "AAA" (Extremely Strong) rating is the highest ranking and "AA" (Very Strong) is the third highest ranking of the 21 ratings categories used by Standard & Poor's Inc. ("S&P"). "AAA" (Extremely Strong) is the highest ranking and "AA" (Very Strong) is the third highest ranking of the 24 ratings categories used by Fitch Ratings ("Fitch"). An insurance financial strength rating is an opinion with respect to an insurer's ability to pay under its insurance policies and contracts in accordance with their terms. The opinion is not specific to any particular policy or contract. Insurance financial strength ratings do not refer to an insurer's ability to meet non insurance obligations and are not a recommendation to purchase or discontinue any policy or contract issued by an insurer or to buy, hold, or sell any security issued by an insurer, including our common shares.

        The major rating agencies have developed and published rating guidelines for rating financial guaranty and mortgage guaranty insurers and reinsurers. The insurance financial strength ratings assigned by S&P, Moody's and Fitch are based upon factors relevant to policyholders and are not directed toward the protection of investors in our common shares. The rating criteria used by the rating agencies in establishing these ratings include consideration of the sufficiency of capital resources to meet projected growth (as well as access to such additional capital as may be necessary to continue to meet applicable capital adequacy standards), the company's overall financial strength, and demonstrated management expertise in financial guaranty and traditional reinsurance, credit analysis, systems development, marketing, capital markets and investment operations. Obligations insured by AGC generally are rated Aaa, AAA and AAA by Moody's, S&P and Fitch, respectively, by virtue of such insurance. These ratings reflect only the views of the respective rating agencies and are subject to revision or withdrawal at any time.

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

        The ratings assigned by S&P, Moody's and Fitch to our insurance subsidiaries are subject to periodic review and may be downgraded by one or more of the rating agencies as a result of changes in the views of the rating agencies or adverse developments in our subsidiaries' financial conditions or results of operations due to underwriting or investment losses or other factors. As a result, the ratings assigned to our insurance subsidiaries by any of the rating agencies may change at any time. If the ratings of any of our insurance subsidiaries were reduced below current levels by any of the rating agencies, it could have an adverse effect on the affected subsidiary's competitive position and its prospects for future business opportunities. A downgrade may also reduce the value of the reinsurance we offer, which may no longer be of sufficient economic value for our customers to continue to cede to our subsidiaries at economically viable rates.

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

        A downgrade may also negatively impact the affected company's ability to write new business or negotiate favorable terms on new business.

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

Recent adverse developments in the credit and financial guaranty markets have substantially increased uncertainty in our business.

        Since mid-2007 there have been adverse developments in the credit and financial guaranty markets. U.S. RMBS transactions issued in recent years are now expected to absorb mortgage losses far higher than originally expected by purchasers of these securities and financial guarantors which guaranteed such securities. This poor performance has led to price declines for RMBS securities and the rating agencies downgrading thousands of such transactions. Except for AGC and one other financial guaranty insurer, the leading monoline financial guaranty insurers have either been downgraded or put on credit watch for downgrade or negative outlook by one or more of the rating agencies. While these market conditions have allowed the Company to expand its market share in recent months, they may also adversely affect the Company in a number of ways, including requiring us to raise and hold more capital, reduce the demand for our direct guaranties or reinsurance, limit the types of guaranties we offer, encourage new competitors, make losses harder to estimate, make our results more volatile and make it harder to raise new capital.

Recent adverse developments in the credit markets and any potential negative impact on our insured portfolio may materially and adversely affect our financial condition, results of operations and future business.

        Individual credits in our insured portfolio (including potential new credits) are assessed a rating agency "capital charge" based on a variety of factors, including the nature of the credits, their underlying ratings, their tenor and their expected and actual performance. In the event of an actual or perceived deterioration in creditworthiness, a reduction in the underlying rating or a change in the rating agency capital methodology, the rating agencies may require us to increase the amount of capital allocated to support the affected credits, regardless of whether losses actually occur, or against potential new business. Significant reductions in underlying ratings of credits in our insured portfolio can produce significant increases in assessed "capital charges", which may require us to seek additional capital. There can be no assurance that our capital position will be adequate to meet such increased reserve requirements or that we will be able to secure additional capital, especially at a time of actual or perceived deterioration in creditworthiness of new or existing credits. Unless we are able to increase its amount of available capital, an increase in capital charges could reduce the amount of capital available to support our triple-A ratings and could have an adverse effect on our ability to write new business.

        In recent months Fitch, Moody's and S&P have announced the downgrade of, or other negative ratings actions with respect to, a large number of structured finance transactions, including certain transactions that we insure. There can be no assurance that additional securities in our insured portfolio will not be reviewed and downgraded in the future. Moreover, we do not know what portion of the securities in our insured portfolio already have been reviewed by the rating agencies and if, and when, the rating agencies might review additional securities in our insured portfolio or review again securities that have already been reviewed and/or downgraded. Downgrades of credits that we insure will result in higher capital charges to us under the relevant rating agency model or models. If the additional amount of capital required to support such exposures is significant, we could be required to raise additional capital, if available, on terms and conditions that may not be favorable to us, curtail current business writings, or pay to transfer a portion of our in-force business to generate capital for ratings purposes with the goal of maintaining our triple-A ratings. Such events or actions could adversely affect our results of operations, financial condition, ability to write new business or competitive positioning.

Changes in the rating agencies' capital models and rating methodology with respect to financial guaranty insurers may adversely affect our business, results of operations and financial condition.

        Changes in the rating agencies' capital models and rating methodology with respect to financial guaranty insurers and the risks in our investment portfolio and insured portfolio could require us to hold more capital against specified credit risks in the insured portfolio. For example, the rating agencies have recently made changes to their capital models and rating methodology in response to the deterioration in the performance of certain securities. There can be no assurance that capital will be available to us on favorable terms and conditions or at all, and the failure to raise such capital could have an adverse impact on our business, results of operations and financial condition. The rating agencies may also decide to change their rating scale for financial guaranty insurers or for the obligations that we insure. A change in the ratings methodology for financial guaranty insurers could mean that AGC and AG Re could have lower ratings even if there was no adverse change in their financial conditions. A change in the ratings methodology for the credits that we insure could result in us requiring more capital to maintain our current ratings levels.

Loss reserve estimates are subject to uncertainties and loss reserves may not be adequate to cover potential paid claims.

        The financial guaranties issued by us insure the financial performance of the obligations guaranteed over an extended period of time, in some cases over 30 years, under policies that we have, in most circumstances, no right to cancel. As a result of the lack of statistical paid loss data due to the low level of paid claims in our financial guaranty business and in the financial guaranty industry in general, particularly, until recently, in the structured asset-backed area, we do not use traditional actuarial approaches to determine loss reserves. The establishment of the appropriate level of loss reserves is an inherently subjective process involving numerous estimates, assumptions and judgments by management, using both internal and external data sources with regard to frequency and severity of loss. Actual losses will ultimately depend on events or transaction performance that will occur in the future. Therefore, there can be no assurance that actual paid claims in our insured portfolio will not exceed our loss reserves. This uncertainty has substantially increased in recent months, especially for RMBS transactions. Current expected losses in subprime and HELOC RMBS transactions are far worse than originally expected and in many cases far worse than the worst historical losses. As a result, historical loss data may have limited value in predicting future RMBS losses. There can be no assurance that current estimates of probable and estimable losses reflect the actual losses that we may ultimately incur. Actual paid claims could exceed our estimate and could significantly exceed our loss reserves, which may result in adverse effects on our financial condition, ratings and ability to raise needed capital.

Adverse selection by ceding companies may adversely affect our financial results.

        A portion of our reinsurance business is written under treaties, which generally give the ceding company some ability to select the risks ceded to us as long as they are covered by the terms of the treaty. There is a risk under these treaties that the ceding companies will adversely select the risks ceded to us by ceding those exposures that have higher rating agency capital charges or that the ceding companies expect to be less profitable. We attempt to mitigate this risk in a number of ways, including requiring ceding companies to retain a specified amount, which varies by treaty, of the ceded business. If we are unsuccessful in mitigating this risk, our financial results may be adversely affected.

Our reinsurance business could be harmed by the perceived declines in the financial strength of other financial guaranty insurers.

        The perceived decline in the financial strength of many of our ceding companies may reduce their ability to write substantial amounts of new business. This may in turn reduce the ceding companies' need for our financial guaranty reinsurance.

Our direct and reinsurance businesses may be harmed by recent adverse developments in the credit markets which have substantially lowered the issuance of new securities.

        Recent adverse developments in the credit markets have substantially reduced the issuance of new securities of the types guaranteed by our businesses. The Company is unable to predict when, if ever, new securities issuance will return to the level during the first half of 2007. If the lower issuance of securities continues for an extended time it may reduce the demand for our guaranties.

Our financial guaranty products may subject us to significant risks from individual or correlated credits.

        We could be exposed to corporate credit risk if the credit's securities are contained in a portfolio of collateralized debt obligations ("CDOs") we insure, or if it is the originator or servicer of loans or other assets backing structured securities that we have insured. A CDO is a debt security backed by a pool of debt obligations. While we track our aggregate exposure to single names in our various lines of business and have established underwriting criteria to manage risk aggregations, there can be no assurance that our ultimate exposure to a single name will not exceed our underwriting guidelines, or that an event with respect to a single name will not cause a significant loss. In addition, because we insure or reinsure municipal bonds, we can have significant exposures to single municipal risks. While the risk of a complete loss, where we pay the entire principal amount of an issue of bonds and interest thereon with no recovery, is generally lower than for corporate credits as most municipal bonds are backed by tax or other revenues, there can be no assurance that a single default by a municipality would not have a material adverse effect on our results of operations or financial condition.

Some of our direct financial guaranty products may be riskier than traditional financial guaranty insurance.

        A substantial portion of our financial guaranty direct exposures have been assumed as credit derivatives. Traditional financial guaranty insurance provides an unconditional and irrevocable guaranty that protects the holder of a municipal finance or structured finance obligation against non payment of principal and interest, while credit derivatives provide protection from the occurrence of specified credit events, including non payment of principal and interest. In general, the Company structures derivative transactions such that the method for making loss payments is similar to that for financial guaranty policies and only occurs as losses are realized on the underlying reference obligation. Nonetheless, credit derivative transactions are governed by International Swaps and Derivatives Association, Inc. ("ISDA") documentation and may operate differently from financial guaranty policies. For example, our control rights with respect to a reference obligation under a credit derivative may be more limited than when we issue a financial guaranty policy. In addition, while our exposure under credit derivatives, like our exposure under financial guaranty policies, have been generally for as long as the reference obligation remains outstanding, unlike financial guaranty policies, a credit derivative may be terminated for a breach of the ISDA documentation or other specific events. In some older credit derivative transactions, one such specified event is the failure of AGC or AG Re to maintain specified financial strength ratings ranging from BBB- to AA-. If a credit derivative is terminated we could be required to make a mark-to-market payment as determined under the ISDA documentation. For example, if AGC's rating were downgraded to A, under market conditions at December 31, 2007, if the counterparties exercised their right to terminate their credit derivatives, AGC would have been required to make mark-to-market payments of approximately $70 million.

Competition in our industry may adversely affect our revenues.

        We face significant competition in our business, and our revenues and profitability could decline as a result of competition.

        The financial guaranty industry is highly competitive. The principal sources of direct and indirect competition are other financial guaranty insurance companies. We also face competition from other forms of credit enhancement, including structural enhancement incorporated in structured and other obligations and letters of credit, guaranties and credit derivatives provided primarily by foreign and domestic banks and other financial institutions, some of which are governmental enterprises or have been assigned the highest ratings awarded by one or more of the major rating agencies.

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

        Recently a new financial guaranty insurer has been licensed to operate in New York and the New York State Insurance Superintendent is encouraging other insurance regulators to rapidly license this new financial guaranty insurer. Increased competition, either in terms of price, alternative structures, or the emergence of new providers of credit enhancement, could have an adverse effect on our business.

We are dependent on key executives and the loss of any of these executives, or our inability to retain other key personnel, could adversely affect our business.

        Our success substantially depends upon our ability to attract and retain qualified employees and upon the ability of our senior management and other key employees to implement our business strategy. We believe there are only a limited number of available qualified executives in the business lines in which we compete. Although we are not aware of any planned departures, we rely substantially upon the services of Dominic J. Frederico, our President and Chief Executive Officer, and other executives. Although Mr. Frederico and certain other executives have employment agreements with us, we cannot assure you that we will be able to retain their services. The loss of the services of any of these individuals or other key members of our management team could adversely affect the implementation of our business strategy.

Our business could be adversely affected by Bermuda employment restrictions.

        Our location in Bermuda may serve as an impediment to attracting and retaining experienced personnel. Under Bermuda law, non Bermudians, other than spouses of Bermudians and individuals holding permanent resident certificates or working resident certificates, are not permitted to engage in any gainful occupation in Bermuda without a work permit issued by the Bermuda government. A work permit is only granted or extended if the employer can show that, after a proper public advertisement, no Bermudian, spouse of a Bermudian or individual holding a permanent resident certificate or working resident certificates is available who meets the minimum standards for the position. The Bermuda government's policy places a six year term limit on individuals with work permits, subject to specified exemptions for persons deemed to be key employees. All of our Bermuda based employees who require work permits have been granted permits by the Bermuda government, including our President and Chief Executive Officer, Chief Financial Officer, General Counsel and Secretary, Chief Accounting Officer, Chief Credit Officer, Chief Surveillance Officer and President of AG Re. It is possible that we could lose the services of one or more of our key employees if we are unable to obtain or renew their work permits.

We may be adversely affected by interest rate changes affecting the performance of our investment portfolio.

        Our operating results are affected, in part, by the performance of our investment portfolio. Changes in interest rates could also have an adverse effect on our investment income. For example, if interest rates decline, funds reinvested will earn less than expected. Our investment portfolio contains interest rate-sensitive instruments, such as bonds, which may be adversely affected by changes in interest rates. Increases in interest rates will reduce the value of these securities, resulting in unrealized losses that we are required to include in shareholder's equity as a change in accumulated other comprehensive income. Accordingly, interest rate increases could reduce our shareholder's equity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Investments."

        In addition, our investment portfolio includes mortgage-backed securities. As of December 31, 2007, mortgage-backed securities constituted approximately 28% of our invested assets. As with other fixed maturity investments, the fair market value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to significant prepayment risks on these investments. In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities are prepaid more quickly, requiring us to reinvest the proceeds at then-current market rates. During periods of rising interest rates, the frequency of prepayments generally decreases. Mortgage-backed securities having an amortized value less than par (i.e., purchased at a discount) may incur a decrease in yield or a loss as a result of slower prepayment.

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

        Income from our investment portfolio is one of the primary sources of cash flows supporting our operations and claim payments. For the years ended December 31, 2007, 2006 and 2005, our net investment income was $128.1 million, $111.5 million and $96.8 million, respectively, in each case exclusive of net realized gains (losses) and unrealized gains (losses) on investments. If our calculations with respect to our policy liabilities are incorrect, or if we improperly structure our investments to meet these liabilities, we could have unexpected losses, including losses resulting from forced liquidation of investments before their maturity. The investment policies of our insurance subsidiaries are subject to insurance law requirements, and may change depending upon regulatory, economic and market conditions and the existing or anticipated financial condition and operating requirements, including the tax position, of our businesses.

        We have retained BlackRock Financial Management ("BlackRock") to manage our investment portfolio. The performance of our invested assets is subject to their performance in selecting and managing appropriate investments. BlackRock has discretionary authority over our investment portfolio within the limits of our investment guidelines.

Our net income may be volatile because a portion of the credit risk we assume is in the form of credit derivatives that are accounted for under FAS 133/149/155, which requires that these instruments be marked-to-market quarterly.

        Any event causing credit spreads (i.e., the difference in interest rates between comparable securities having different credit risk) on an underlying security referenced in a credit derivative in our portfolio either to widen or to tighten will affect the fair value of the credit derivative and may increase the volatility of our earnings. Derivatives must be accounted for either as assets or liabilities on the balance sheet and measured at fair market value. Although there is no cash flow effect from this "marking to market," net changes in the fair market value of the derivative are reported in our statement of operations and therefore will affect our reported earnings. If the derivative is held to maturity and no credit loss is incurred, any gains or losses previously reported would be offset by corresponding gains or losses at maturity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Derivative Financial Instruments." Due to the complexity of fair value accounting and the application of FAS 133/149/155, future amendments or interpretations of these accounting standards may cause us to modify our accounting methodology in a manner which may have an adverse impact on our financial results.

        Common events that may cause credit spreads on an underlying municipal or corporate security referenced in a credit derivative to fluctuate include changes in the state of national or regional economic conditions, industry cyclicality, changes to a company's competitive position within an industry, management changes, changes in the ratings of the underlying security, movements in interest rates, default or failure to pay interest, or any other factor leading investors to revise expectations about the issuer's ability to pay principal and interest on its debt obligations. Similarly, common events that may cause credit spreads on an underlying structured security referenced in a credit derivative to fluctuate may include the occurrence and severity of collateral defaults, changes in demographic trends and their impact on the levels of credit enhancement, rating changes, changes in interest rates or prepayment speeds, or any other factor leading investors to revise expectations about the risk of the collateral or the ability of the servicer to collect payments on the underlying assets sufficient to pay principal and interest.

An increase in our subsidiaries' risk-to-capital ratio or leverage ratio may prevent them from writing new insurance.

        Rating agencies and insurance regulatory authorities impose capital requirements on our insurance subsidiaries. These capital requirements, which include risk-to-capital ratios, leverage ratios and surplus requirements, limit the amount of insurance that our subsidiaries may write. Our insurance subsidiaries have several alternatives available to control their risk-to-capital ratios and leverage ratios, including obtaining capital contributions from us, purchasing reinsurance or entering into other loss mitigation agreements, or reducing the amount of new business written. However, a material reduction in the statutory capital and surplus of a subsidiary, whether resulting from underwriting or investment losses or otherwise, or a disproportionate increase in the amount of risk in force, could increase a subsidiary's risk-to-capital ratio or leverage ratio. This in turn could require that subsidiary to obtain reinsurance for existing business (which may not be available, or may be available on terms that we consider unfavorable), or add to its capital base to maintain its financial strength ratings. Failure to maintain such ratings could limit that subsidiary's ability to write new business.

We may require additional capital in the future, which may not be available or may be available only on unfavorable terms.

        Our capital requirements depend on many factors, including our in force book of business and rating agency capital requirements. To the extent that our existing capital is insufficient to meet these requirements and/or cover losses, we may need to raise additional funds through financings or curtail our growth and reduce our assets. The Company's access to external sources of financing, as well as the cost of such financing, is dependent on various factors, including market supply of such financing, the long term debt ratings of the Company and our the insurance financial strength ratings and the perceptions of the financial strength of the Company and its insurance subsidiaries. Our debt ratings are influenced by numerous factors, either in absolute terms or relative to our peer group, such as financial leverage, balance sheet strength, capital structure and earnings trends. The current adverse conditions in the credit markets have generally restricted the supply of external sources of financing and increased the cost of such financing when it is available. Equity financings could result in dilution to our shareholders and the securities may have rights, preferences and privileges that are senior to those of our common shares. If our need for capital arises because of significant losses, the occurrence of these losses may make it more difficult for us to raise the necessary capital.

Adequate soft capital support may not be available.

        Financial guaranty insurers and reinsurers typically rely on providers of lines of credit, credit swap facilities and similar capital support mechanisms (often referred to as "soft capital") to supplement their "hard capital." The ratings of soft capital providers directly affect the level of capital credit which the rating agencies attribute to the financial guaranty insurer or reinsurer when rating its financial strength. We intend to maintain soft capital facilities with providers having ratings adequate to provide the desired capital credit, although no assurance can be given that one or more of the rating agencies will not downgrade or withdraw the applicable ratings of such providers in the future. In addition, we cannot assure you that an acceptable replacement provider would be available in that event.

        If we cannot obtain adequate capital on favorable terms or at all, our business, operating results and financial condition could be adversely affected. AGC's current committed capital securities facility matures in April 2008. If this facility cannot be renewed it will continue at a higher annual cost, which is an increase in the annualized rate of One-Month LIBOR plus 110 basis points to One-Month LIBOR plus 250 basis points. We have entered also into credit facilities with third-party providers in order to supplement our capital position. When evaluating the Company's overall capital position, the rating agencies evaluate the financial strength of these providers, as well as their perceived willingness to fund these facilities if drawn. In the event that the ratings of these capital providers are reduced or withdrawn, the amount of capital credit the Company receives for these facilities would decline. There can be no assurance that the ratings of such providers will not decline in the future, that replacement providers will be available or, in the absence of a rating decline, that the rating agencies would not decrease the amount of capital credit they assign to the Company for such "soft capital" facilities. The inability to obtain adequate replacement capital on favorable terms or at all could have an adverse impact on the Company's business and financial condition.

We may require additional liquidity in the future, which may not be available or may be available only on unfavorable terms.

        We require liquidity in order to pay our operating expenses, interest on our debt and dividends on our common shares, and to make capital investments in our operating subsidiaries. We anticipate that our need for liquidity will be met by (1) the ability of our operating subsidiaries to pay dividends or to make other payments to us, (2) external financings and (3) investment income from our invested assets. Some of our subsidiaries are subject to legal and rating agency restrictions on their ability to pay dividends and make other permitted payments, and external financing may or may not be available to us in the future on satisfactory terms. Our other subsidiaries are subject to legal restrictions on their ability to pay dividends and distributions. See "Business—Regulation." While we believe that we will have sufficient liquidity to satisfy our needs over the next 12 months, there can be no assurance that adverse market conditions, changes in insurance regulatory law or changes in general economic condition that adversely affect our liquidity will not occur. Similarly, there can be no assurance that adequate liquidity will be available to us on favorable terms in the future.

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

        Any material change in the U.S. tax treatment of municipal securities, the imposition of a "flat tax," the imposition of a national sales tax in lieu of the current federal income tax structure in the United States, or changes in the treatment of dividends, could adversely affect the market for municipal obligations and, consequently, reduce the demand for financial guaranty insurance and reinsurance of such obligations.

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

Regulatory change could adversely affect our ability to enter into future business.

        The perceived decline in the financial strength of many financial guaranty insurers has caused a number of government officials to question the breadth and complexity of some of the securities guaranteed by financial guaranty insurers. For example, the New York State Insurance Department has announced that it is working to develop new rules and regulations for the financial guaranty industry. At this time it is not possible to predict if any such new rules will be implemented or, if implemented, the content of the new rules. Future legislative, regulatory or judicial changes in the jurisdictions regulating the entity may adversely affect our ability to pursue our current mix of business, materially impacting our financial results.

Our ability to meet our obligations may be constrained by our holding company structure.

        Assured Guaranty is a holding company and, as such, has no direct operations of its own. We do not expect to have any significant operations or assets other than our ownership of the shares of our subsidiaries. Dividends and other permitted payments from our operating subsidiaries are expected to be our primary source of funds to meet ongoing cash requirements, including any future debt service payments and other expenses, and to pay dividends to our shareholders. Our insurance subsidiaries are subject to regulatory and rating agency restrictions limiting their ability to declare and to pay dividends and make other payments to us. In addition, to the extent that dividends are paid from our U.S. subsidiaries, they presently would be subject to U.S. withholding tax at a rate of 30%. The inability of our insurance subsidiaries to pay sufficient dividends and make other permitted payments to us would have an adverse effect on our ability to satisfy our ongoing cash requirements and on our ability to pay dividends to our shareholders. If we do not pay dividends, the only return on your investment in our Company, if at all, would come from any appreciation in the price of our common shares. For more information regarding these limitations, see "Business—Regulation."

Our ability to pay dividends may be constrained by certain regulatory requirements and restrictions.

        We are subject to Bermuda regulatory constraints that will affect our ability to pay dividends on our common shares and to make other payments. Under the Bermuda Companies Act 1981, as amended (the "Companies Act"), we may declare or pay a dividend out of distributable reserves only (1) if we have reasonable grounds for believing that we are, and after the payment would be, able to pay our liabilities as they become due and (2) if the realizable value of our assets would not be less than the aggregate of our liabilities and issued share capital and share premium accounts. While we currently intend to pay dividends, if you require dividend income you should carefully consider these risks before investing in our company. For more information regarding restrictions on our ability to pay dividends, see "Business—Regulation."

There are provisions in our Bye Laws that may reduce or increase the voting rights of our common shares.

        If, and so long as, the common shares of a shareholder are treated as "controlled shares" (as determined under section 958 of the Internal Revenue Code of 1986, as amended (the "Code")) of any U.S. Person (as defined in "Tax Matters—Taxation of Shareholders") and such controlled shares constitute 9.5% or more of the votes conferred by our issued shares, the voting rights with respect to the controlled shares of such U.S. Person (a "9.5% U.S. Shareholder") shall be limited, in the aggregate, to a voting power of less than 9.5%, under a formula specified in our Bye-Laws. The formula is applied repeatedly until the voting power of all 9.5% U.S. Shareholders has been reduced to less than 9.5%. In addition, our Board of Directors may limit a shareholder's voting rights where it deems appropriate to do so to (1) avoid the existence of any 9.5% U.S. Shareholders, and (2) avoid certain material adverse tax, legal or regulatory consequences to us or any of our subsidiaries or any shareholder or its affiliates. "Controlled shares" include, among other things, all shares of Assured Guaranty that such U.S. Person is deemed to own directly, indirectly or constructively (within the meaning of section 958 of the Code).

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

        As a result of any reallocation of votes, your voting rights might increase above 5% of the aggregate voting power of the outstanding common shares, thereby possibly resulting in your becoming a reporting person subject to Schedule 13D or 13G filing requirements under the Exchange Act of 1934 (the "Exchange Act"). In addition, the reallocation of your votes could result in your becoming subject to the short swing profit recovery and filing requirements under Section 16 of the Exchange Act.

        We also have the authority under our Bye-Laws to request information from any shareholder for the purpose of determining whether a shareholder's voting rights are to be reallocated under the Bye-Laws. If a shareholder fails to respond to our request for information or submits incomplete or inaccurate information in response to a request by us, we may, in our sole discretion, eliminate such shareholder's voting rights.

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

        Our Bye-Laws also provide that if our Board of Directors determines that share ownership by a person may result in adverse tax, legal or regulatory consequences to us, any of our subsidiaries or any of our shareholders (other than such as the Board of Directors considers to be de minimis), then we have the option, but not the obligation, to require that shareholder to sell to us or to third parties to whom we assign the repurchase right for fair market value the minimum number of common shares held by such person which is necessary to eliminate such adverse tax, legal or regulatory consequences. See "Description of Share Capital."

Applicable insurance laws may make it difficult to effect a change of control of the Company.

        Before a person can acquire control of a U.S. insurance company, prior written approval must be obtained from the insurance commissioner of the state where the domestic insurer is domiciled. See "Regulation—Change of Control." Because a person acquiring 10% or more of our common shares would indirectly control the same percentage of the stock of our U.S. insurance company subsidiaries, the insurance change of control laws of Maryland and New York would likely apply to such a transaction.

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

        We intend to manage our business so that Assured Guaranty Ltd., AG Re, Assured Guaranty Finance Overseas, and Assured Guaranty (UK) will operate in such a manner that none of them will be subject to U.S. tax (other than U.S. excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks, and U.S. withholding tax on certain U.S. source investment income). However, because there is considerable uncertainty as to the activities which constitute being engaged in a trade or business within the United States, we cannot be certain that the U.S. Internal Revenue Service ("IRS") will not contend successfully that Assured Guaranty or any of our foreign subsidiaries is/are engaged in a trade or business in the United States. If Assured Guaranty Ltd., AG Re, Assured Guaranty Finance Overseas, or Assured Guaranty (UK) were considered to be engaged in a trade or business in the United States, each such company could be subject to U.S. corporate income and branch profits taxes on the portion of its earnings effectively connected to such U.S. business. See "Tax Matters—Taxation of Assured Guaranty and Subsidiaries—United States."

We may become subject to taxes in Bermuda after 2016, which may have a material adverse effect on our results of operations and on your investment.

        The Bermuda Minister of Finance, under Bermuda's Exempted Undertakings Tax Protection Act 1966, as amended, has given Assured Guaranty, AGC, AG Re and AGRO an assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then subject to certain limitations the imposition of any such tax will not be applicable to Assured Guaranty, AGC or our Bermuda subsidiaries, or any of our or their operations, shares, debentures or other obligations until 2016. See "Tax Matters—Taxation of Assured Guaranty and Subsidiaries—Bermuda." Given the limited duration of the Minister of Finance's assurance, we cannot be certain that we will not be subject to Bermuda tax after 2016.

U.S. Persons who hold common shares will be subject to adverse tax consequences if we or any of our Subsidiaries are considered to be a Personal Holding Company ("PHC").

        Assured Guaranty or a subsidiary might be subject to U.S. tax on a portion of its income (which in the case of a foreign subsidiary would only include income from U.S. sources and foreign source income effectively connected with a U.S. trade or business) if Assured Guaranty or such subsidiary is considered a personal holding company ("PHC") for U.S. federal income tax purposes. This status will depend on whether 50% or more of our shares could be deemed to be owned (pursuant to certain constructive ownership rules) by five or fewer individuals and whether 60% or more of Assured Guaranty's income, or the income of any of its subsidiaries, as determined for U.S. federal income tax purposes, consists of "personal holding company income." We believe that neither Assured Guaranty nor any of its subsidiaries should be considered a PHC. Additionally, we intend to manage our business to minimize the possibility that we will meet the 60% income threshold. However, because of the lack of complete information regarding our ultimate share ownership (i.e., as determined by the constructive ownership rules for PHCs), we cannot be certain that Assured Guaranty and/or any of its subsidiaries will not be considered a PHC.

U.S. Persons who acquire 10% or more of our common shares may be subject to taxation under the "controlled foreign corporation" ("CFC") rules.

        Each "10% U.S. Shareholder" of a foreign corporation that is a CFC for an uninterrupted period of 30 days or more during a taxable year, and who owns shares in the CFC directly or indirectly through foreign entities on the last day of the CFC's taxable year, must include in its gross income for U.S. federal income tax purposes its pro rata share of the CFC's "subpart F income," even if the subpart F income is not distributed. See "Tax Matters—Taxation of Shareholders—United States Taxation."

        We believe that because of the dispersion of our share ownership, provisions in our Bye Laws that limit voting power and other factors, no U.S. Person who owns our common shares directly or indirectly through one or more foreign entities should be treated as a 10% U.S. Shareholder of us or of any of our foreign subsidiaries. It is possible, however, that the IRS could challenge the effectiveness of these provisions and that a court could sustain such a challenge.

U.S. Persons who hold common shares may be subject to U.S. income taxation at ordinary income rates on their proportionate share of our "related person insurance income" ("RPII").

        If the gross RPII of AG Re was to equal or exceed 20% of AG Re's gross insurance income in any taxable year and direct or indirect insureds (and persons related to such insureds) own (or are treated as owning directly or indirectly through entities) 20% or more of the voting power or value of our common shares, then a U.S. Person who owns our common shares (directly or indirectly through foreign entities) on the last day of the taxable year would be required to include in its income for U.S. federal income tax purposes such person's pro rata share of AG Re's RPII for the entire taxable year, determined as if such RPII were distributed proportionately only to U.S. Persons at that date, regardless of whether such income is distributed. In addition, any RPII that is includible in the income of a U.S. tax-exempt organization may be treated as unrelated business taxable income. The amount of RPII earned by AG Re (generally, premium and related investment income from the direct or indirect insurance or reinsurance of any direct or indirect U.S. holder of common shares or any person related to such holder) will depend on a number of factors, including the geographic distribution of AG Re's business and the identity of persons directly or indirectly insured or reinsured by AG Re. We believe AG Re did not in prior years of operation and will not in the foreseeable future have either RPII income which equals or exceeds 20% of gross insurance income or have direct or indirect insureds, as provided for by RIIP rules, of AG Re (and related persons) directly or indirectly own 20% or more of either the voting power or value of our common shares. However, we cannot be certain that this will be the case because some of the factors which determine the extent of RPII may be beyond our control.

U.S. Persons who dispose of our common shares may be subject to U.S. income taxation at ordinary income tax rates in a portion of their gain, if any.

        The RPII rules provide that if a U.S. Person disposes of shares in a foreign insurance corporation in which U.S. Persons own 25% or more of the shares (even if the amount of gross RPII is less than 20% of the corporation's gross insurance income and the ownership of its shares by direct or indirect insureds and related persons is less than the 20% threshold), any gain from the disposition will generally be treated as ordinary income to the extent of the holder's share of the corporation's undistributed earnings and profits that were accumulated during the period that the holder owned the shares (whether or not such earnings and profits are attributable to RPII). In addition, such a holder will be required to comply with certain reporting requirements, regardless of the amount of shares owned by the holder. These RPII rules should not apply to dispositions of common shares because we will not ourselves be directly engaged in the insurance business; however, the RPII provisions have never been interpreted by the courts or the U.S. Treasury Department in final regulations, and regulations interpreting the RPII provisions of the Code exist only in proposed form. It is not certain whether these regulations will be adopted in their proposed form, what changes or clarifications might ultimately be made thereto, or whether any such changes, as well as any interpretation or application of RPII by the IRS, the courts, or otherwise, might have retroactive effect. The U.S. Treasury Department has authority to impose, among other things, additional reporting requirements with respect to RPII. Accordingly, the meaning of the RPII provisions and the application thereof to Assured Guaranty and AG Re is uncertain.

U.S. Persons who hold common shares will be subject to adverse tax consequences if we are considered to be a Passive Foreign Investment Company ("PFIC") for U.S. federal income tax purposes.

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

        U.S. federal income tax laws and interpretations regarding whether a company is engaged in a trade or business within the United States, is a PFIC, or whether U.S. Persons would be required to include in their gross income the "subpart F income" of a CFC or RPII are subject to change, possibly on a retroactive basis. There currently are no regulations regarding the application of the PFIC rules to insurance companies, and the regulations regarding RPII are still in proposed form. New regulations or pronouncements interpreting or clarifying such rules may be forthcoming. We cannot be certain if, when, or in what form such regulations or pronouncements may be implemented or made, or whether such guidance will have a retroactive effect.

The Organization for Economic Cooperation and Development and the European Union are considering measures that might increase our taxes and reduce our net income.

        The Organization for Economic Cooperation and Development (the "OECD") has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. In the OECD's report dated April 18, 2002 and updated as of June 2004, November 2005, September 2006 and October 2007 via a "Global Forum," Bermuda was not listed as an uncooperative tax haven jurisdiction because it had previously committed to eliminate harmful tax practices and to embrace international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity. We are not able to predict what changes will arise from the commitment or whether such changes will subject us to additional taxes.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We and our subsidiaries currently occupy approximately over 62,000 square feet of leased office space in Bermuda, New York, London and Sydney. Management believes that the office space is adequate for its current and anticipated needs.

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

        During 2007, the Company's wholly owned subsidiary, Assured Guaranty Re Overseas Ltd. ("AGRO"), and a number of other parties, completed various settlements with defendants in the In re: National Century Financial Enterprises Inc. Investment Litigation now pending in the United States District Court for the Southern District of Ohio—Eastern District. AGRO received approximately $1.3 million (pre-tax) in 2007, from the settlements. AGRO originally paid claims in 2003 of approximately $41.7 million (pre-tax) related to National Century Financial Enterprises Inc. To date, including the settlements described above, the Company has recovered $20.1 million (pre-tax). These are a partial settlement of the litigation, and the litigation will continue against other parties.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this report.

Executive Officers of the Company

        The table below sets forth the names, ages, positions and business experience of the executive officers of Assured Guaranty Ltd.

Name	Age	Position(s)
Dominic J. Frederico	55	President and Chief Executive Officer; Deputy Chairman
Michael J. Schozer	50	President of Assured Guaranty Corp.
Robert B. Mills	58	Chief Financial Officer
James M. Michener	55	General Counsel and Secretary
Robert A. Bailenson	41	Chief Accounting Officer

        Dominic J. Frederico has been President and Chief Executive Officer of Assured Guaranty since December 2003. Mr. Frederico served as Vice Chairman of ACE from June 2003 until April 2004 and served as President and Chief Operating Officer of ACE and Chairman of ACE INA Holdings, Inc.

("ACE INA") from November 1999 to June 2003. Mr. Frederico was a director of ACE since 2001, but retired from that board when his term expired on May 26, 2005. Mr. Frederico has also served as Chairman, President and Chief Executive Officer of ACE INA from May 1999 through November 1999. Mr. Frederico previously served as President of ACE Bermuda Insurance Ltd. ("ACE Bermuda") from July 1997 to May 1999, Executive Vice President, Underwriting from December 1996 to July 1997, and as Executive Vice President, Financial Lines from January 1995 to December 1996. Prior to joining ACE, Mr. Frederico spent 13 years working for various subsidiaries of American International Group ("AIG"). Mr. Frederico completed his employment at AIG after serving as Senior Vice President and Chief Financial Officer of AIG Risk Management. Before that, Mr. Frederico was Executive Vice President and Chief Financial Officer of UNAT, a wholly owned subsidiary of AIG headquartered in Paris, France.

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

        Robert A. Bailenson has been Chief Accounting Officer of Assured Guaranty since May 2005 and has been with Assured Guaranty and its predecessor companies since 1990. In addition to this position, Mr. Bailenson serves as the Chief Accounting Officer of the Company's subsidiary, Assured Guaranty Corp; a position he has held since 2003. He was Chief Financial Officer and Treasurer of Assured Guaranty Re Ltd. from 1999 until 2003 and was previously the Assistant Controller of Capital Re Corp., which was acquired by ACE Limited in 1999.

        Information pertaining to this item is incorporated by reference to the sections entitled "Proposal No. 1:Election of Directors", "Corporate Governance-Did our Officers and Directors Comply with Section 16(a) Beneficial Ownership Reporting in 2007?", "Corporate Governance- How are Directors Nominated?", "Corporate Governance- The Committees of the Board—The Audit Committee" of the definitive proxy statement for the Annual General Meeting of Shareholders, which involves the election of directors and will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our Common Stock is listed on the New York Stock Exchange under symbol "AGO." The table below sets forth, for the calendar quarters indicated, the reported high and low sales prices and amount of any cash dividends declared:

	2007			2006
	Sales Price			Sales Price
			Cash Dividends			Cash Dividends
	High	Low		High	Low
First Quarter	$28.40	$25.90	$0.04	$27.45	$24.64	$0.035
Second Quarter	31.99	26.65	0.04	26.03	23.50	0.035
Third Quarter	30.22	21.32	0.04	27.40	24.40	0.035
Fourth Quarter	29.46	13.34	0.04	27.43	24.40	0.035

        On February 15, 2008, the closing price for our common stock on NYSE was $23.17, and the approximate number of shareholders of record at the close of business on that date was 11,974.

        The Company is a holding company whose principal source of income is net investment income and dividends from its operating subsidiaries. The ability of the operating subsidiaries to pay dividends to us and our ability to pay dividends to our shareholders, are each subject to legal and regulatory restrictions. The declaration and payment of future dividends will be at the discretion of the Board of Directors and will be dependent upon the profits and financial requirements of Assured Guaranty Ltd. and other factors, including legal restrictions on the payment of dividends and such other factors as the Board of Directors deems relevant. For more information concerning our dividends, please refer to Item 7 under caption "Liquidity and Capital Resources" and Note 14 "Insurance Regulations" to the consolidated financial statements in Item 8 of this Form 10-K.

        On May 4, 2006, the Company's Board of Directors approved a share repurchase program for 1.0 million common shares. Share repurchases took place at management's discretion depending on market conditions. In August 2007 the Company completed this share repurchase program. During 2007 and 2006 we repurchased 1.0 million common shares at an average price of $24.81.

        On November 8, 2007, the Company's Board of Directors approved a new share repurchase program for up to 2.0 million common shares. Share repurchases will take place at management's discretion depending on market conditions. During 2007 we repurchased 0.3 million common shares at an average price of $19.82.

        The following table reflects the Company share repurchase activity during the three months ended December 31, 2007.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Number of Shares that May Yet Be Purchased Under the Program
October 1–October 31	664	(1)	$28.04	—	—
November 1–November 30	283,107	(2)	$19.81	282,600	1,717,400
December 1–December 31	254	(1)	$24.55	—	1,717,400

Total	284,025		$19.83	282,600

(1)
664 and 254 shares were repurchased from employees in connection with the payment of withholding taxes due in connection with the vesting of restricted stock awards.

(2)
507 shares were repurchased from employees in connection with the payment of withholding taxes due in connection with the vesting of restricted stock awards.

        Set forth below are a line graph and a table comparing the dollar change in the cumulative total shareholder return on the Company's Common Shares from April 22, 2004 through December 31, 2007 as compared to the cumulative total return of the Standard & Poor's 500 Stock Index and the cumulative total return of the Standard & Poor's 500 Financials Index. The chart and table depict the value on April 22, 2004, December 31, 2004, December 31, 2005, December 31, 2006 and December 31, 2007 of a $100 investment made on April 22, 2004, with all dividends reinvested.

	Assured Guaranty	S&P 500 Index	S&P 500 Financial Index
04/22/04	$100.00	$100.00	$100.00
12/31/04	$109.67	$107.65	$108.25
12/31/05	$142.36	$112.93	$115.29
12/31/06	$149.98	$130.77	$137.45
12/31/07	$150.57	$137.95	$111.99

Source: Bloomberg

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected financial data should be read together with the other information contained in this Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this Form 10-K.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	($ in millions, except per share amounts)
Statement of operations data:*
Gross written premiums	$505.9	$325.7	$252.1	$190.9	$349.2
Net written premiums(1)	486.3	318.7	217.3	79.6	491.5
Net earned premiums	232.0	206.7	198.7	187.9	310.9
Net investment income	128.1	111.5	96.8	94.8	96.3
Net realized investment (losses) gains	(1.3)	(2.0)	2.2	12.0	5.5
Unrealized (losses) gains on derivative financial instruments	(658.5)	5.5	(3.5)	52.5	98.4
Other income	0.5	0.4	0.2	0.8	1.2

Total revenues	(299.3)	322.1	294.5	347.9	512.3

Loss and loss adjustment expenses	8.0	(6.8)	(69.6)	(32.0)	144.6
Profit commission expense	6.5	9.5	12.9	15.5	9.8
Acquisition costs	43.2	45.0	45.3	50.9	64.9
Operating expenses	79.9	68.0	59.0	67.8	41.0
Interest expense	23.5	13.8	13.5	10.7	5.7
Other expense(2)	2.6	2.5	3.7	1.6	—

Total expenses	163.7	132.1	64.9	114.6	266.1

(Loss) income before (benefit) provision for income taxes	(463.0)	190.0	229.6	233.3	246.2
(Benefit) provision for income taxes	(159.8)	30.2	41.2	50.5	31.7

Net (loss) income	$(303.3)	$159.7	$188.4	$182.8	$214.5

(Loss) earnings per share:(3)
Basic	$(4.46)	$2.18	$2.55	$2.44	$2.86
Diluted	$(4.46)	$2.15	$2.53	$2.44	$2.86
Dividends per share	$0.16	$0.14	$0.12	$0.06	$—

*
Some amounts may not add due to rounding.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	($ in millions, except per share amounts)
Balance sheet data (end of period):
Investments and cash	$3,147.9	$2,469.9	$2,256.0	$2,157.9	$2,222.1
Prepaid reinsurance premiums	17.0	7.5	12.5	15.2	11.0
Total assets	3,800.4	2,935.3	2,696.3	2,703.7	2,879.4
Unearned premium reserves	908.3	644.5	537.1	521.3	625.4
Reserves for losses and loss adjustment expenses	133.8	120.6	128.4	236.2	544.2
Unrealized losses (gains) on derivative financial instruments, net	612.6	(45.9)	(40.4)	(43.9)	8.6
Long-term debt	347.1	347.1	197.3	197.4	75.0
Total liabilities	2,133.8	1,284.6	1,034.8	1,176.1	1,441.8
Accumulated other comprehensive income	56.6	41.9	45.8	79.0	81.2
Shareholders' equity	1,666.6	1,650.8	1,661.5	1,527.6	1,437.6
Book value per share(3)	20.85	24.44	22.22	20.19	19.17
GAAP financial information:
Loss and loss adjustment expense ratio(4)	3.4%	(3.3)%	(35.0)%	(17.0)%	46.5%
Expense ratio(5)	55.8%	59.2%	58.9%	65.4%	37.2%

Combined ratio	59.2%	55.9%	23.9%	48.4%	83.7%

Combined statutory financial information:
Contingency reserve(6)	$598.5	$645.8	$572.9	$491.8	$410.5
Policyholders' surplus(7)	1,489.9	1,010.0	977.3	906.2	911.3
Additional financial guaranty information (end of period):
Net in-force business (principal and interest)(8)	$302,413	$180,174	$145,694	$136,120	$130,047
Net in-force business (principal only)(8)	200,279	132,296	102,465	95,592	87,524

(1)
Net written premiums exceeded gross written premiums for the year ended December 31, 2003 due to $154.8 million of return premium from two terminated ceded reinsurance contracts.

(2)
Amounts for 2005 represent investment banking fees and put option premiums associated with Assured Guaranty Corp.'s $200.0 million committed capital securities, while 2006 includes put option premiums. During 2004, a goodwill impairment of $1.6 million was recognized for the trade credit business which the Company exited as part of its IPO strategy. The goodwill arose from ACE's acquisition of Capital Re Corporation as of December 31, 1999. Beginning January 1, 2002, goodwill is no longer amortized, but rather is evaluated for impairment at least annually in accordance with FAS No. 142, "Goodwill and Other Intangible Assets." No such impairment was recognized in the years ended December 31, 2007, 2006, 2005 and 2003.

(3)
Per share data for 2003 are based on 75,000,000 shares outstanding prior to the IPO.

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

(8)
The Company's 2007 and 2006 reinsurance par outstanding on facultative business are reported on a current quarter basis while 2005 and prior years are reported on a one-quarter lag.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and accompanying notes which appear elsewhere in this Form 10-K. It contains forward looking statements that involve risks and uncertainties. Please see "Forward Looking Statements" for more information. Our actual results could differ materially from those anticipated in these forward looking statements as a result of various factors, including those discussed below and elsewhere in this Form 10-K, particularly under the headings "Risk Factors" and "Forward Looking Statements."

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

        In July 2007, the Company's direct financial guaranty subsidiaries, Assured Guaranty Corp. ("AGC") and Assured Guaranty (UK) Ltd., received a financial strength rating of Aaa (stable) from Moody's Investor Services. The Company continues to be rated AAA (stable) by Standard & Poor's Inc. and Fitch Ratings. This has resulted in increased market share in the U.S. public finance market, and consequently an increase in gross written premiums.

        On December 21, 2007, the Company completed the sale of 12,483,960 of its common shares at a price of $25.50 per share. The net proceeds of the sale totaled approximately $303.8 million. The Company has contributed the net proceeds of the offering to its reinsurance subsidiary, Assured Guaranty Re Ltd. ("AG Re"). AG Re has used the proceeds to provide capital support in the form of a reinsurance portfolio transaction with Ambac Assurance Corp. for approximately $29 billion of net par outstanding, as well as to support the growth of AGC, the Company's direct financial guaranty subsidiary, by providing reinsurance. AG Re is AGC's principal financial guaranty reinsurer.

        The financial guaranty industry, along with many other financial institutions, continues to be threatened by deterioration of the credit performance of securities collateralized by U.S. residential mortgages. There is significant uncertainty surrounding general economic factors, including interest rates and housing prices, which may adversely affect our loss experience. The Company continues to monitor these exposures and update our loss estimates as new information is received. Additionally, scrutiny from state and federal regulatory agencies could result in changes that limit our business.

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

        Unrealized gains and losses on derivative financial instruments are a function of changes in the estimated fair value of our credit derivative contracts. We enter into credit derivative contracts which require us to make payments upon the occurrence of certain defined credit events relating to an underlying obligation (generally a fixed income obligation). We expect these unrealized gains and losses to fluctuate primarily based on changes in credit spreads and the credit quality of the referenced entities. The Company's credit derivative exposures are substantially similar to its financial guaranty insurance contracts and provide for credit protection against payment default. They are contracts that are generally held to maturity and principally not subject to collateral calls due to changes in market value. The unrealized gains and losses on derivative financial instruments will amortize to zero as the exposure approaches its maturity date, unless there is a payment default on the exposure. In 2007 the Company also recorded a fair value gain of $8.3 million, pre-tax, related to Assured Guaranty Corp.'s committed capital securities.

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

  Critical Accounting Estimates

        Our consolidated financial statements include amounts that, either by their nature or due to requirements of accounting principles generally accepted in the United States of America ("GAAP"), are determined using estimates and assumptions. The actual amounts realized could ultimately be materially different from the amounts currently provided for in our consolidated financial statements. We believe the items requiring the most inherently subjective and complex estimates to be reserves for losses and LAE, valuation of derivative financial instruments, valuation of investments, other than temporary impairments of investments, premium revenue recognition, deferred acquisition costs, deferred income taxes and accounting for share-based compensation. An understanding of our accounting policies for these items is of critical importance to understanding our consolidated financial statements. The following discussion provides more information regarding the estimates and assumptions used for these items and should be read in conjunction with the notes to our consolidated financial statements.

  Reserves for Losses and Loss Adjustment Expenses

        Reserves for losses and loss adjustment expenses for non-derivative transactions in our financial guaranty direct, financial guaranty assumed reinsurance and mortgage guaranty business include case reserves and portfolio reserves. See the "Valuation of Derivative Financial Instruments" of the Critical Accounting Estimates section for more information on our derivative transactions. Case reserves are established when there is significant credit deterioration on specific insured obligations and the obligations are in default or default is probable, not necessarily upon non-payment of principal or interest by an insured. Case reserves represent the present value of expected future loss payments and LAE, net of estimated recoveries, but before considering ceded reinsurance. This reserving method is different from case reserves established by traditional property and casualty insurance companies, which establish case reserves upon notification of a claim and establish incurred but not reported ("IBNR") reserves for the difference between actuarially estimated ultimate losses and recorded case reserves. Financial guaranty insurance and assumed reinsurance case reserves and related salvage and subrogation, if any, are discounted at the taxable equivalent yield on our investment portfolio, which is approximately 6%, in all periods presented. When the Company becomes entitled to the underlying collateral of an insured credit under salvage and subrogation rights as a result of a claim payment, it records salvage and subrogation as an asset, based on the expected level of recovery. Such amounts are included in the Company's balance sheet within "Other assets."

        We record portfolio reserves in our financial guaranty direct, financial guaranty assumed reinsurance and mortgage guaranty business. Portfolio reserves are established with respect to the portion of our business for which case reserves have not been established.

        Portfolio reserves are not established based on a specific event, rather they are calculated by aggregating the portfolio reserve calculated for each individual transaction. Individual transaction reserves are calculated on a quarterly basis by multiplying the par in-force by the product of the ultimate loss and earning factors without regard to discounting. The ultimate loss factor is defined as the frequency of loss multiplied by the severity of loss, where the frequency is defined as the probability of default for each individual issue. The earning factor is inception to date earned premium divided by the estimated ultimate written premium for each transaction. The probability of default is estimated from rating agency data and is based on the transaction's credit rating, industry sector and time until maturity. The severity is defined as the complement of recovery/salvage rates gathered by the rating agencies of defaulting issues and is based on the industry sector.

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

        The chart below demonstrates the portfolio reserve's sensitivity to frequency and severity assumptions. The change in these estimates represent management's estimate of reasonably possible material changes and are based upon our analysis of historical experience. Portfolio reserves were recalculated with changes made to the default and severity assumptions. In all scenarios, the starting point used to test the portfolio reserve's sensitivity to the changes in the frequency and severity assumptions was the weighted average frequency and severity by rating and asset class of our insured portfolio. Overall the weighted average default frequency was 0.58% and the weighted average severity was 26.5% at December 31, 2007. For example, in the first scenario where the frequency was increased by 5.0%, each transaction's contribution to the portfolio reserve was recalculated by adding 0.03% (i.e., 5.0% multiplied by 0.58%) to the individual transaction's default frequency.

(in thousands of U.S. dollars)	Portfolio Reserve	Reserve Increase	Percentage Change
Portfolio reserve as of December 31, 2007	$86,069	$—	—
5% Frequency Increase	89,824	3,755	4.36%
10% Frequency Increase	93,574	7,505	8.72%
5% Severity Increase	90,207	4,138	4.81%
10% Severity Increase	94,344	8,275	9.61%
5% Frequency and Severity Increase	94,171	8,102	9.41%

        In addition to analyzing the sensitivity of our portfolio reserves to possible changes in frequency and severity, we have also considered the affect of changes in assumptions on our financial guaranty and mortgage guaranty case reserves. At December 31, 2007 case reserves are $38.9 million. Case reserves may change from our original estimate due to changes in assumptions including, but not limited to, severity factors, credit deterioration of underlying obligations and salvage estimates. Specifically with respect to reserves related to our U.S. home equity line of credit ("HELOC") and other U.S. residential mortgage exposures, there exists significant uncertainty as to the ultimate performance of these transactions. As of December 31, 2007, the Company had net par outstanding of $2.4 billion related to HELOC securitizations, of which $2.1 billion are transactions with Countrywide. Countrywide's HELOC servicer ratings were recently downgraded by Moody's Investor Services from SQ1 to SQ1- ("strong") and by Fitch from RPS1 to RPS1- ("fully acceptable") and placed on watch negative by Standard & Poors. As of December 31, 2007, the Company has recorded portfolio reserves of $17.6 million and case reserves of $2.5 million for its HELOC exposures. Based on the evidence available at December 31, 2007 the Company does not believe loss related to its direct Countrywide HELOCs is probable and, therefore, has not recorded a case reserve. The performance of our HELOC exposures deteriorated during 2007 and transactions, particularly those originated in the period from 2005 through 2007, continue to perform below our original underwriting expectations. The ultimate performance of these transactions will depend on many factors, such as the level and timing of loan defaults, interest proceeds generated by the securitized loans, repayment speeds and changes in home prices, as well as the levels of credit support built into each transaction. Other factors also may have a material impact upon the ultimate performance of each transaction, including the ability of the seller and servicer to fulfill all of their contractual obligations including its obligation to fund future draws on lines of credit. The variables affecting transaction performance are interrelated, difficult to predict and subject to considerable volatility. Consequently, the range of potential outcomes is wide and subject to significant uncertainty. Based on currently available information, the Company believes the possible range of case loss is $0-$100 million after-tax. If actual results differ materially from any of our assumptions, the losses incurred could be material to our operating results and financial position. The Company continues to update its evaluation of these exposures as new information becomes available.

        As of December 31, 2007, the Company had net par outstanding of $7.0 billion related to subprime residential mortgage-backed securitizations ("Subprime RMBS"). Of that amount, $6.3 billion is from transactions issued in the period from 2005 through 2007 and written in our direct financial guaranty segment. The majority of the Company's Subprime RMBS exposure is rated triple-A by all major rating agencies, and by the Company, at December 31, 2007. As of December 31, 2007, the Company had portfolio reserves of $3.8 million and case reserves of $9.0 million related to its $7.0 billion U.S. Subprime RMBS exposure, of which $2.2 million were portfolio reserves related to its

$6.3 billion exposure in the direct financial guaranty segment for transactions issued from 2005 through 2007.

        The problems affecting the subprime mortgage market have been widely reported, with rising delinquencies, defaults and foreclosures negatively impacting the performance of Subprime RMBS transactions. Those concerns relate primarily to Subprime RMBS issued in the period from 2005 through 2007. The $6.3 billion exposure that the Company has to such transactions in its direct financial guaranty segment benefits from various structural protections, including credit enhancement that on average currently equals approximately 39.4% of the remaining principal balance of the transactions. The ultimate performance of these transactions remains highly uncertain and may be subject to considerable volatility due to the influence of many factors, including the level and timing of loan defaults, changes in housing prices and other variables. The Company's current estimate of loss reserves related to its Subprime RMBS exposures represent management's best estimate of loss based on the current information, however, actual results may differ materially from current estimates. The Company will continue to monitor the performance of its Subprime RMBS exposures and will adjust the risk ratings of those transactions based on actual performance and management's estimates of future performance. Significant deterioration in the performance of these transactions may necessitate a change in the Company's assumptions or may result in loses incurred. Either circumstance could result in increases to our case reserves, and such increases could be material to our statement of operations and comprehensive income.

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

	As of December 31, 2007
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	($ in millions)
By segment and type of reserve:
Case	$3.2	$35.6	$0.1	$2.4	$41.3
IBNR	—	—	—	6.4	6.4
Portfolio	38.6	44.7	2.8	—	86.1

Total	$41.8	$80.3	$2.9	$8.8	$133.8

	As of December 31, 2006
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	($ in millions)
By segment and type of reserve:
Case	$1.0	$36.1	$0.1	$6.8	$44.0
IBNR	—	—	—	7.4	7.4
Portfolio	8.3	58.7	2.2	—	69.2

Total	$9.3	$94.8	$2.3	$14.2	$120.6

        The following table sets forth the financial guaranty in-force portfolio by underlying rating:

	As of December 31, 2007		As of December 31, 2006
Ratings(1)	Net par outstanding	% of Net par outstanding	Net par outstanding	% of Net par outstanding
	(in billions of U.S. dollars)
Super senior	$36.4	18.2%	$16.2	12.3%
AAA	47.3	23.6%	40.8	30.9%
AA	38.4	19.2%	23.0	17.4%
A	49.2	24.6%	32.8	24.9%
BBB	26.9	13.4%	18.2	13.7%
Below investment grade	2.1	1.1%	1.3	0.9%

Total exposures(2)	$200.3	100.0%	$132.3	100.0%

(1)
The Company's internal rating. The Company's scale is comparable to that of the nationally recognized rating agencies. The super senior category, which is not generally used by rating agencies, is used by the Company in instances where the Company's AAA-rated exposure has additional credit enhancement due to either (1) the existence of another security rated AAA that is subordinated to the Company's exposure or (2) the Company's exposure benefits from a different form of credit enhancement that would pay any claims first in the event that any of the exposures incurs a loss, and such credit enhancement, in management's opinion, causes the Company's attachment point to be materially above the AAA attachment point.

(2)
Percent total does not add due to rounding.

        Our surveillance department is responsible for monitoring our portfolio of credits and maintains a list of closely monitored credits ("CMC"). The closely monitored credits are divided into four categories: Category 1 (low priority; fundamentally sound, greater than normal risk); Category 2 (medium priority; weakening credit profile, may result in loss); Category 3 (high priority; claim/default probable, case reserve established); Category 4 (claim paid, case reserve established for future payments). The closely monitored credits include all below investment grade ("BIG") exposures where there is a material amount of exposure (generally greater than $10.0 million) or a material risk of the Company incurring a loss greater than $0.5 million. The closely monitored credits also include investment grade ("IG") risks where credit quality is deteriorating and where, in the view of the Company, there is significant potential that the risk quality will fall below investment grade. As of December 31, 2007, the closely monitored credits include approximately 99% of our BIG exposure, and the remaining BIG exposure of $19.8 million was distributed across 46 different credits. As of December 31, 2006, the closely monitored credits include approximately 97% of our BIG exposure, and the remaining BIG exposure of $34.4 million was distributed across 68 different credits. Other than those excluded BIG credits, credits that are not included in the closely monitored credit list are categorized as fundamentally sound risks.

        The following table provides financial guaranty net par outstanding by credit monitoring category as of December 31, 2007 and 2006:

	As of December 31, 2007
Description:	Net Par Outstanding	% of Net Par Outstanding	# of Credits in Category	Case Reserves
	($ in millions)
Fundamentally sound risk	$198,133	98.9%
Closely monitored credits:
Category 1	1,288	0.6%	36	$—
Category 2	743	0.4%	12	—
Category 3	71	—	16	14
Category 4	24	—	16	22

CMC total(1)	2,126	1.1%	80	36

Other below investment grade risk	20	—	46	—

Total	$200,279	100.0%		$36

	As of December 31, 2006
Description:	Net Par Outstanding	% of Net Par Outstanding	# of Credits in Category	Case Reserves
	($ in millions)
Fundamentally sound risk	$130,944	99.0%
Closely monitored credits:
Category 1	855	0.6%	43	$—
Category 2	318	0.2%	13	—
Category 3	123	0.1%	18	18
Category 4	22	—	13	14

CMC total(1)	1,318	1.0%	87	32

Other below investment grade risk	34	—	68	—

Total	$132,296	100.0%		$32

    (1)
    Percent total does not add due to rounding.

        The following table summarizes movements in CMC exposure by risk category:

Net Par Outstanding	Category 1	Category 2	Category 3	Category 4	Total CMC
	($ in millions)
Balance, December 31, 2006	$855	$318	$123	$22	$1,318
Less: amortization	158	193	30	1	382
Additions from first time on CMC	1,099	703	4	—	1,806
Deletions—Upgraded and removed	507	73	33	—	613
Category movement	(1)	(12)	7	3	(3)

Net change	433	425	(52)	2	808

Balance, December 31, 2007	$1,288	$743	$71	$24	$2,126

        The increase of $808 million in financial guaranty CMC net par outstanding during 2007 is mainly attributable to the addition of $1,754 million of HELOC exposures. This increase was partially offset by $382 million of amortization of exposure and $613 million of credit rating improvements for certain transactions, as presented in the table above.

  Industry Methodology

        The Company's is aware that there are certain differences regarding the measurement of portfolio loss liabilities among companies in the financial guaranty industry. In January and February 2005, the Securities and Exchange Commission ("SEC") staff had discussions concerning these differences with a number of industry participants. Based on those discussions, in June 2005, the Financial Accounting Standards Board ("FASB") staff decided additional guidance is necessary regarding financial guaranty contracts. On April 18, 2007, the FASB issued an exposure draft "Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60" ("Exposure Draft"). This Exposure Draft would clarify how FAS 60 applies to financial guarantee insurance contracts, including the methodology to be used to account for premium revenue and claim liabilities. The scope of this Exposure Draft is limited to financial guarantee insurance (and reinsurance) contracts issued by insurance enterprises included within the scope of FAS 60. Responses to the Exposure Draft were required by June 18, 2007. We and the Association of Financial Guaranty Insurers have separately submitted responses before the required date and additionally, participated in a FASB sponsored roundtable discussion. While certain provisions of the Exposure Draft are still being analyzed, management believes that the cumulative effect of initially applying the Exposure Draft, particularly with respect to revenue recognition and claims liability, could be material to the Company's financial statements. A final Exposure Draft is expected to be issued by the end of the first quarter 2008, with an anticipated effective date of January 1, 2009. Until a final pronouncement is issued, the Company intends to continue to apply its existing policy with respect to premium revenue and the establishment of both case and portfolio reserves.

  Valuation of Derivative Financial Instruments

        The Company follows FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), FAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("FAS 149") and FAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("FAS 155"), which establishes accounting and reporting standards for derivative instruments. FAS 133 and FAS 149 require recognition of all derivatives on the balance sheet at fair value, defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

        On January 1, 2007 the Company adopted FAS 155. The primary objectives of FAS 155 are: (i) with respect to FAS 133, to address the accounting for beneficial interests in securitized financial assets and (ii) with respect to FAS 140, eliminate a restriction on the passive derivative instruments that a qualifying special purpose entity may hold. In particular, FAS 155 affects the Company's determination of which transactions are derivative or non-derivative in nature.

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

        The fair value of these instruments depends on a number of factors including credit spreads, changes in interest rates, recovery rates and the credit ratings of referenced entities. Where available, we use market prices to determine the fair value of these credit derivatives. If the market prices are not available, the fair value is estimated using a combination of observable market data and valuation models that specifically relate to each type of credit protection. Market conditions at December 31, 2007 were such that market prices were generally not available. Where market prices were not available, we used a combination of observable market data and valuation models, including various market indexes to estimate the fair value of the Company's credit derivatives. These models are primarily developed internally based on market conventions for similar transactions. Management considers the non-standard terms of its credit derivative contracts in determining the fair value of these contracts. These terms differ from credit derivatives sold by companies outside of the financial guaranty industry. The non-standard terms include the absence of collateral support agreements or immediate settlement provisions, relatively high attachment points and the fact that the Company does not typically exit derivatives it sells for credit protection purposes, except under specific circumstances such as exiting a line of business. Because of these terms and conditions, the fair value of the Company's credit derivatives may not reflect the same prices observed in an actively traded market of credit default swaps that do not contain terms and conditions similar to those observed in the financial guaranty market. These models and the related assumptions are continuously reevaluated by management and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely market information.

        Valuation models include the use of management estimates and current market information. Management is also required to make assumptions on how the fair value of derivative instruments is affected by current market conditions. Management considers factors such as current prices charged for similar agreements, performance of underlying assets, life of the instrument, and the extent of credit default swaps exposure the Company ceded under reinsurance agreements, and the nature and extent of activity in the financial guaranty credit derivative marketplace. The assumptions that management uses to determine its fair value may change in the future due to market conditions. Due to the inherent uncertainties of the assumptions used in the valuation models to determine the fair value of these derivative products, actual experience may differ from the estimates reflected in the Company's consolidated financial statements, and the differences may be material.

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

        The fair value adjustment recognized in our statement of operations for the year ended December 31, 2007 was a $658.5 million loss compared with a $5.5 million gain for the year ended December 31, 2006 and a $3.5 million loss for the year ended December 31, 2005. The 2007 loss of $658.5 million primarily relates to spreads widening and includes no credit losses, the 2006 gain of $5.5 million primarily relates to the run-off of transactions and changes in credit spreads, and the 2005 loss of $3.5 million primarily relates to the run-off of transactions and a slight widening in investment grade corporate spreads over that period. For the year ended 2007, approximately 45% of the Company's unrealized loss on derivative financial instruments is due to a decline in the market value of high yield and investment grade corporate collateralized loan obligation transactions, with the balance generated by lower market values principally in the residential and commercial mortgage-backed securities markets. With considerable volatility continuing in the market, the fair value adjustment amount will fluctuate significantly in future periods. The 2007 amount also included a fair value gain of $8.3 million, pre-tax, related to Assured Guaranty Corp.'s committed capital securities.

  Valuation of Investments

        As of December 31, 2007, 2006 and 2005, we had total investments of $3.1 billion, $2.5 billion and $2.2 billion, respectively. The fair values of all of our investments are calculated from independent market valuations. The fair values of the Company's U.S. Treasury securities are primarily determined based upon broker dealer quotes obtained from several independent active market makers. The fair values of the Company's portfolio other than U.S. Treasury securities are determined primarily using matrix-pricing models. The matrix-pricing models incorporate factors such as tranche type, collateral coupons, average life, payment speeds, and spreads, in order to calculate the fair values of specific securities owned by the Company.

        As of December 31, 2007, approximately 82% of our investments were long-term fixed maturity securities, and our portfolio had an average duration of 3.9 years, compared with 95% and 3.9 years as of December 31, 2006. Changes in interest rates affect the value of our fixed maturity portfolio. As interest rates fall, the fair value of fixed maturity securities increases and as interest rates rise, the fair value of fixed maturity securities decreases. The Company's portfolio is comprised primarily of high-quality, liquid instruments. We continue to receive sufficient information to value our investments and have not had to modify our approach due to the current market conditions.

        The following table summarizes the estimated change in fair value net of related income taxes on our investment portfolio as of December 31, 2007 based upon an assumed parallel shift in interest rates across the entire yield curve:

Change in Interest Rates	Estimated Increase (Decrease) in Fair Value
($ in millions)
300 basis point rise	$(386.2)
200 basis point rise	(251.9)
100 basis point rise	(122.2)
100 basis point decline	111.4
200 basis point decline	212.6
300 basis point decline	309.0

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

        We did not record any realized losses due to other than temporary declines in 2007, 2006 and 2005.

        The following table summarizes the unrealized losses in our investment portfolio by type of security and the length of time such securities have been in a continuous unrealized loss position as of the dates indicated:

	As of December 31, 2007		As of December 31, 2006
Length of Time in Continuous Unrealized Loss Position	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	($ in millions)
Municipal securities
0-6 months	$67.2	$(0.6)	$88.6	$(0.5)
7-12 months	123.0	(1.9)	—	—
Greater than 12 months	8.6	(0.3)	24.0	(0.4)

	198.8	(2.8)	112.6	(0.9)
Corporate and foreign government securities
0-6 months	13.6	(0.3)	47.0	(0.2)
7-12 months	22.2	(0.8)	3.4	—
Greater than 12 months	12.8	(0.3)	48.7	(1.2)

	48.6	(1.4)	99.1	(1.4)
U.S. Government obligations
0-6 months	25.4	—	20.2	(0.1)
7-12 months	—	—	32.9	(0.4)
Greater than 12 months	—	—	59.2	(0.9)

	25.4	—	112.3	(1.4)
Mortgage and asset-backed securities
0-6 months	37.7	(0.4)	197.6	(1.7)
7-12 months	32.0	(0.3)	25.6	(0.3)
Greater than 12 months	254.4	(4.0)	382.7	(8.8)

	324.1	(4.7)	605.9	(10.8)

Total	$596.9	$(8.9)	$929.9	$(14.5)

        The following table summarizes the unrealized losses in our investment portfolio by type of security and remaining time to maturity as of the dates indicated:

	As of December 31, 2007		As of December 31, 2006
Remaining Time to Maturity	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	($ in millions)
Municipal securities
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	26.2	(0.1)
Due after five years through ten years	1.9	(0.1)	43.2	(0.5)
Due after ten years	196.9	(2.7)	43.2	(0.3)

	198.8	(2.8)	112.6	(0.9)
Corporate and foreign government securities
Due in one year or less	7.2	—	13.0	—
Due after one year through five years	16.1	(0.3)	55.1	(0.9)
Due after five years through ten years	12.0	(0.2)	25.1	(0.2)
Due after ten years	13.3	(0.9)	5.9	(0.3)

	48.6	(1.4)	99.1	(1.4)
U.S. Government obligations
Due in one year or less	—	—	8.6	(0.1)
Due after one year through five years	25.4	—	11.9	(0.1)
Due after five years through ten years	—	—	42.9	(0.5)
Due after ten years	—	—	48.9	(0.7)

	25.4	—	112.3	(1.4)
Mortgage and asset-backed securities	324.1	(4.7)	605.9	(10.8)

Total	$596.9	$(8.9)	$929.9	$(14.5)

        The following table summarizes, for all securities sold at a loss through December 31, 2007 and 2006, the fair value and realized loss by length of time such securities were in a continuous unrealized loss position prior to the date of sale:

	Year Ended December 31,
	2007		2006
Length of Time in Continuous Unrealized Loss Position Prior to Sale	Estimated Fair Value	Gross Realized Losses	Estimated Fair Value	Gross Realized Losses
	($ in millions)
Municipal securities
0-6 months	$45.6	$(0.2)	$34.5	$(0.2)
7-12 months	—	—	22.8	(0.5)
Greater than 12 months	—	—	14.0	(0.6)

	45.6	(0.2)	71.3	(1.3)
Corporate and foreign government securities
0-6 months	12.6	—	—	—
7-12 months	12.6	(0.1)	—	—
Greater than 12 months	16.4	(0.3)	2.0	(0.1)

	41.6	(0.4)	2.0	(0.1)
U.S. Government securities
0-6 months	25.0	(0.4)	152.2	(2.1)
7-12 months	0.8	—	80.2	(0.7)
Greater than 12 months	17.8	(0.2)	7.1	—

	43.6	(0.6)	239.5	(2.8)
Mortgage and asset-backed securities
0-6 months	92.1	(0.6)	31.0	(0.2)
7-12 months	0.3	—	9.1	(0.1)
Greater than 12 months	105.8	(1.5)	—	—

	198.2	(2.1)	40.1	(0.3)

Total	$329.0	$(3.3)	$352.9	$(4.5)

  Premium Revenue Recognition

        Premiums are received either upfront or in installments. Upfront premiums are earned in proportion to the expiration of the amount at risk. Each installment premium is earned ratably over its installment period, generally one year or less. Premium earnings under both the upfront and installment revenue recognition methods are based upon and are in proportion to the principal amount guaranteed and therefore result in higher premium earnings during periods where guaranteed principal is higher. For insured bonds for which the par value outstanding is declining during the insurance period, upfront premium earnings are greater in the earlier periods thus matching revenue recognition with the underlying risk. For the years ended December 31, 2007, 2006 and 2005, approximately 66%, 58% and 49%, respectively, of our gross written premiums were received upfront, and 34%, 42% and 51%, respectively, were received in installments. The premiums are allocated in accordance with the principal amortization schedule of the related bond issue and are earned ratably over the amortization period. When an insured issue is retired early, is called by the issuer, or is in substance paid in advance through a refunding accomplished by placing U.S. Government securities in escrow, the remaining unearned premium reserves are earned at that time. Unearned premium reserves represent the portion of premiums written that is applicable to the unexpired amount at risk of insured bonds.

        In our reinsurance businesses, we estimate the ultimate written and earned premiums to be received from a ceding company at the end of each quarter and the end of each year because some of our ceding companies report premium data anywhere from 30 to 90 days after the end of the relevant period. Written premiums reported in our statement of operations are based upon reports received from ceding companies supplemented by our own estimates of premium for which ceding company reports have not yet been received. As of December 31, 2007, 2006 and 2005 the assumed premium estimate and related ceding commissions included in our consolidated financial statements are $8.8 million and $2.0 million, $25.1 million and $7.9 million and $14.3 million and $4.5 million, respectively. Key assumptions used to arrive at management's best estimate of assumed premiums are premium amounts reported historically and informal communications with ceding companies. Differences between such estimates and actual amounts are recorded in the period in which the actual amounts are determined. Historically, the differences have not been material. We do not record a provision for doubtful accounts related to our assumed premium estimate. Historically, there have not been any material issues related to the collectibility of assumed premium. No provision for doubtful accounts related to our premium receivable was recorded for 2007, 2006 or 2005.

  Deferred Acquisition Costs

        Acquisition costs incurred, other than those associated with credit derivative products, that vary with and are directly related to the production of new business are deferred and amortized in relation to earned premiums. These costs include direct and indirect expenses such as ceding commissions, brokerage expenses and the cost of underwriting and marketing personnel. As of December 31, 2007 and 2006, we had deferred acquisition costs of $259.3 million and $217.0 million, respectively. Ceding commissions paid to primary insurers are the largest component of deferred acquisition costs, constituting 68% and 69% of total deferred acquisition costs as of December 31, 2007 and 2006, respectively. Management uses its judgment in determining what types of costs should be deferred, as well as what percentage of these costs should be deferred. We annually conduct a study to determine which operating costs vary with, and are directly related to, the acquisition of new business and qualify for deferral. Ceding commissions received on premiums we cede to other reinsurers reduce acquisition costs. Anticipated losses, LAE and the remaining costs of servicing the insured or reinsured business are considered in determining the recoverability of acquisition costs. Acquisition costs associated with credit derivative products are expensed as incurred. When an insured issue is retired early, as discussed in the Premium Revenue Recognition section of these Critical Accounting Estimates, the remaining related deferred acquisition cost is expensed at that time.

  Deferred Income Taxes

        As of December 31, 2007 and 2006, we had a net deferred income tax asset of $147.6 million and a net deferred income tax liability of $39.9 million, respectively. Certain of our subsidiaries are subject to U.S. income tax. Deferred income tax assets and liabilities are established for the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Such temporary differences relate principally to unrealized gains and losses on investments and derivative financial instruments, deferred acquisition costs, reserves for losses and LAE, unearned premium reserves, net operating loss carryforwards ("NOLs") and statutory contingency reserves. A valuation allowance is recorded to reduce a deferred tax asset to the amount that in management's opinion is more likely than not to be realized.

        As of December 31, 2007, Assured Guaranty Re Overseas Ltd. ("AGRO") had a stand alone NOL of $54.8 million, compared with $50.0 million as of December, 31, 2006, which is available to offset its future U.S. taxable income. The Company has $34.1 million of this NOL available through 2017 and $20.7 million available through 2023. AGRO's stand alone NOL is not permitted to offset the income of any other members of AGRO's consolidated group due to certain tax regulations.

        Under applicable accounting rules, we are required to establish a valuation allowance for NOLs that we believe are more likely than not to expire before being utilized. Management has assessed the likelihood of realization of all of its deferred tax assets. Based on this analysis, management believes it is more likely than not that $20.0 million of AGRO's $54.8 million NOL will not be utilized before it expires and has established a $7.0 million valuation allowance related to the NOL deferred tax asset. Management believes that all other deferred income taxes are more-likely-than-not to be realized. The valuation allowance is subject to considerable judgment, is reviewed quarterly and will be adjusted to the extent actual taxable income differs from estimates of future taxable income that may be used to realize NOLs or capital losses.

  Taxation of Subsidiaries

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

        The U.S. Internal Revenue Service ("IRS") has completed audits of all of the Company's U.S. subsidiaries' federal income tax returns for taxable years through 2001. In September 2007, the IRS completed its audit of tax years 2002 through 2004 for Assured Guaranty Overseas US Holdings Inc. and subsidiaries, which includes Assured Guaranty Overseas US Holdings Inc., AGRO, Assured Guaranty Mortgage Insurance Company and AG Intermediary Inc. As a result of the audit there were no significant findings and no cash settlements with the IRS. In addition the IRS is reviewing Assured Guaranty US Holdings Inc. and subsidiaries ("AGUS") for tax years 2002 through the date of the IPO. AGUS includes Assured Guaranty US Holdings Inc., AGC and AG Financial Products and were part of the consolidated tax return of a subsidiary of ACE Limited ("ACE"), our former Parent, for years prior to the IPO. The Company is indemnified by ACE for any potential tax liability associated with the tax examination of AGUS as it relates to years prior to the IPO. In addition, tax years 2005 and 2006 remain open.

  Adoption of FIN 48

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

        Subsequent to the adoption of FIN 48, the IRS published final regulations on the treatment of consolidated losses. As a result of these regulations the utilization of certain capital losses is no longer at a level that would require recording an associated liability for an uncertain tax position. As such, the Company decreased its liability for unrecognized tax benefits and its provision for income taxes $4.1 million during the period ended March 31, 2007. In September 2007, upon completion of the IRS audit of Assured Guaranty Overseas US Holdings Inc. and subsidiaries, the liability for unrecognized tax benefits was reduced by approximately $6.0 million. The total liability for unrecognized tax benefits as of December 31, 2007 is $2.8 million, and is included in other liabilities on the balance sheet. The Company does not believe it is reasonably possible that this amount will change significantly in the next twelve months.

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

        The Company initially recorded a $49.0 million reduction of its existing deferred tax liability, based on an estimate of the ultimate resolution of the Section 338(h)(10) election. Under the tax allocation agreement, the Company estimated that, as of the IPO date, it was obligated to pay $20.9 million to AFS and accordingly established this amount as a liability. The initial difference, which is attributable to the change in the tax basis of certain liabilities for which there is no associated step-up in the tax basis of its assets and no amounts due to AFS, resulted in an increase to additional paid-in capital of $28.1 million. The Company has paid ACE and correspondingly reduced its liability by $5.1 million and $5.1 million in 2007 and 2006, respectively.

  Accounting for Share-Based Compensation

        Prior to January 1, 2006, we accounted for our share-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations, as permitted by FAS No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). During the year ended December 31, 2005, we recorded no share-based employee compensation expense for options granted under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (the "Incentive Plan") as all options granted under that plan had exercise prices equal to the fair market value of our common stock on the date of grant. Also, during the year ended December 31, 2005, we recorded no compensation expense in connection with the Assured Guaranty Ltd. Employee Stock Purchase Plan (the "Stock Purchase Plan") as the purchase price of the stock was not less than 85% of the lower of the fair market value of our common stock at the beginning of each offering period or at the end of each purchase period. In accordance with FAS 123 and FAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("FAS 148") we disclosed our net income and earnings per share as if we had applied the fair value-based method in measuring compensation expense for our share-based incentive programs.

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

        The following table presents pre-DAC and pre-tax, share-based compensation cost by share-based expense type:

	Year Ended December 31,
(in thousands of U.S. dollars)	2007	2006	2005
Share-Based Employee Cost
Restricted Stock
Recurring amortization	$9,371	$7,676	$5,481
Accelerated amortization for retirement eligible employees	4,074	1,534	—

Subtotal	13,445	9,210	5,481

Stock Options
Recurring amortization	3,632	3,581	—
Accelerated amortization for retirement eligible employees	1,782	655	—

Subtotal	5,414	4,236	—

ESPP	154	125	—

Total Share-Based Employee Cost	19,013	13,571	5,481

Share-Based Directors Cost
Restricted Stock	219	289	275
Restricted Stock Units	804	843	663

Total Share-Based Directors Cost	1,023	1,132	938

Total Share-Based Cost	$20,036	$14,703	$6,419

        At December 31, 2007, there was $16.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of 1.7 years. As a result of the adoption of FAS 123R, the income tax effects of compensatory stock options are included in the computation of the income tax expense (benefit), and deferred tax assets and liabilities, subject to certain prospective adjustments to shareholders' equity for the differences between the income tax effects of expenses recognized in the results of operations and the related amounts deducted for income tax purposes. Prior to the adoption of FAS 123R, the tax benefits relating to the income tax deductions for compensatory stock options were recorded directly to shareholders' equity.

        The weighted-average grant-date fair value of options granted were $6.83, $6.71 and $4.63 for the years ended December 31, 2007, 2006 and 2005, respectively. The fair value of options issued is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants in 2007, 2006 and 2005:

	2007	2006	2005
Dividend yield	0.6%	0.5%	0.7%
Expected volatility	19.03%	20.43%	20.80%
Risk free interest rate	4.7%	4.6%	4.1%
Expected life	5 years	5 years	5 years
Forfeiture rate	6.0%	6.0%	6.0%

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

        For options granted before January 1, 2006, the Company amortizes the fair value on an accelerated basis. For options granted on or after January 1, 2006, the Company amortizes the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods, with the exception of retirement-eligible employees. Stock options are generally granted once a year with exercise prices equal to the closing price on the date of grant. The Company may elect to use different assumptions under the Black-Scholes option valuation model in the future, which could materially affect the Company's net income or earnings per share.

  Accounting for Cash-Based Compensation

        In February 2006, the Company established the Assured Guaranty Ltd. Performance Retention Plan. This plan permits the award of cash based awards to selected employees which vest after four years of continued employment (or earlier, if the employee's termination occurs as a result of death, disability, or retirement). The plan was revised in 2008 giving the Compensation Committee greater flexibility in establishing the terms of performance retention awards, including the ability to establish different performance periods and performance objectives. See Note 20 "Employee Benefit Plans" to the consolidated financial statements in Item 8 of this 10-K for greater detail about the Performance Retention Plan.

        The Company's compensation expense for 2007 was in the form of performance retention awards and the awards that were made in 2007 vest over a four year period. The Company recognized approximately $0.2 million of expense for performance retention awards in 2007.

        Information on Residential Mortgage Backed Securities ("RMBS"), Subprime RMBS, Collateralized Debt Obligations of Asset Backed Securities ("CDOs of ABS") and Prime RMBS Exposures

Our Risk Management and Surveillance personnel are responsible for monitoring and reporting on all transactions in the insured portfolio. The primary objective of the surveillance process is to monitor trends and changes in transaction credit quality, detect any deterioration in credit quality and take such remedial actions as may be necessary or appropriate. All transactions in the insured portfolio are risk rated, and surveillance personnel are responsible for adjusting these ratings to reflect changes in transaction credit quality. In assessing the credit quality of our insured portfolio, we take into consideration a variety of factors. For RMBS exposures such factors include the amount of credit support or subordination benefiting our exposure, delinquency and loss trends on the underlying collateral, the extent to which the exposure has amortized and the year in which it was insured.

        The tables below provide information on the risk ratings and certain other risk characteristics of the Company's RMBS, subprime RMBS, CDOs of ABS and Prime exposures as of December 31, 2007:

Distribution by Ratings(1) of Residential Mortgage-Backed Securities by Category as of December 31, 2007

	December 31, 2007
	U.S.		International
					Total Net Par Outstanding
(dollars in millions)	Prime	Subprime	Prime	Subprime		% of Total
Ratings(1):
Super senior	$2,936	$3,533	$2,838	$—	$9,306	$36.4%
AAA	3,566	2,628	3,961	20	10,175	39.8%
AA	386	531	204	4	1,125	4.4%
A	1,162	11	200	—	1,372	5.4%
BBB	1,432	224	102	—	1,758	6.9%
Below investment grade	1,757	83	—	—	1,840	7.2%

Total exposures	$11,238	$7,010	$7,305	$24	$25,577	100.0%

Distribution of Residential Mortgage-Backed Securities by Category and by Year Insured as of December 31, 2007

	U.S.			International
						Total Net Par Outstanding	% of Total
(dollars in millions)	Prime	Subprime(2)		Prime	Subprime
Year insured:
2000 and prior	$96	$46		$78	$—	$220	0.9%
2001	5	27		225	—	258	1.0%
2002	37	18		276	—	331	1.3%
2003	90	313		113	18	534	2.1%
2004	505	205	(2)	106	4	821	3.2%
2005	1,724	107	(2)	1,288	0	3,119	12.2%
2006	1,287	4,630	(2)	2,543	—	8,460	33.1%
2007	7,494	1,663	(2)	2,675	2	11,834	46.3%

	$11,238	$7,010		$7,305	$24	$25,577	100.0%

Distribution of U.S. Residential Mortgage-Backed Securities by Rating(1) as of December 31, 2007

(dollars in millions)	Direct Net Par Outstanding	%	Reinsurance Net Par Outstanding	%	Total Net Par Outstanding	%
Ratings(1):
Super senior	$6,469	38.8%	$—	—	$6,469	35.4%
AAA	5,758	34.6%	436	27.4%	6,194	33.9%
AA	778	4.7%	139	8.7%	917	5.0%
A	1,003	6.0%	169	10.6%	1,172	6.4%
BBB	1,123	6.7%	534	33.5%	1,657	9.1%
Below investment grade	1,526	9.2%	314	19.7%	1,840	10.1%

	$16,657	100.0%	$1,591	100.0%	$18,248	100.0%

(1)
The Company's internal rating. The Company's scale is comparable to that of the nationally recognized rating agencies. The super senior category, which is not generally used by rating agencies, is used by the Company in instances where the Company's AAA-rated exposure has additional credit enhancement due to either (1) the existence of another security rated AAA that is subordinated to the Company's exposure or (2) the Company's exposure benefits from a different form of credit enhancement that would pay any claims first in the event that any of the exposures incurs a loss, and such credit enhancement, in management's opinion, causes the Company's attachment point to be materially above the AAA attachment point.

(2)
92% of the $6.4 billion in U.S. subprime RMBS exposure insured by Assured Guaranty Ltd.'s Financial Guaranty Direct segment in 2004, 2005, 2006, and 2007 is rated AAA/Aaa.

Financial Guaranty Direct U.S. Residential Mortgage-Backed Securities Net Par Outstanding Underwritten Since January 1, 2004 by Rating(1) and Year of Issue as of December 31, 2007

(dollars in millions)
Year Issued	Super Senior	AAA Rated	AA Rated	A Rated	BBB Rated	BIG Rated	Total
2003 and prior	$—	$114	$—	$—	$196	$47	$357
2004	—	311	—	—	—	—	311
2005	2,100	2,371	—	500	107	688	5,767
2006	900	667	500	—	396	—	2,463
2007	3,468	2,295	278	503	424	790	7,759

	$6,469	$5,758	$778	$1,003	$1,123	$1,526	$16,657

% of total	38.8%	34.6%	4.7%	6.0%	6.7%	9.2%	100.0%

Distribution of Financial Guaranty Direct U.S. Residential Mortgage-Backed Securities by Rating(1) as of December 31, 2007

(dollars in millions)	Prime First Lien	Prime Closed End Seconds	Prime HELOC	Alt-A First Lien	Subprime First Lien	Total Net Par Outstanding
Ratings(1):
Super senior	$780	$—	$—	$2,156	$3,533	$6,469
AAA	371	74	30	2,822	2,462	5,758
AA	—	278	—	—	500	778
A	500	—	—	503	—	1,003
BBB	716	104	107	—	196	1,123
Below investment grade	—	—	1,478	—	47	1,526

Total exposures	$2,366	$456	$1,616	$5,481	$6,738	$16,657

Distribution of Financial Guaranty Direct U.S. Residential Mortgage-Backed Securities by Rating(1) as of December 31, 2007

	Prime First Lien	Prime Closed End Seconds	Prime HELOC	Alt-A First Lien	Subprime First Lien
Ratings(1):
Super senior	33.0%	—	—	39.3%	52.4%
AAA	15.7%	16.2%	1.9%	51.5%	36.5%
AA	—	61.0%	—	—	7.4%
A	21.1%	—	—	9.2%	—
BBB	30.3%	22.8%	6.6%	—	2.9%
Below investment grade	—	—	91.5%	—	0.7%

Total exposures	100.0%	100.0%	100.0%	100.0%	100.0%

Distribution of Financial Guaranty Direct U.S. Residential Mortgage-Backed Securities by Year Insured as of December 31, 2007

(dollars in millions)	Prime First Lien	Prime Closed End Seconds	Prime HELOC	Alt-A First Lien	Subprime First Lien	Total Net Par Outstanding
Year insured:
2004 and prior	$—	$—	$30	$165	$473	$668
2005	222	—	796	460	88	1,567
2006	896	—	—	68	4,600	5,564
2007	1,248	456	790	4,787	1,577	8,858

	$2,366	$456	$1,616	$5,481	$6,738	$16,657

Distribution of Financial Guaranty Direct U.S. Residential Mortgage-Backed Securities by Year Issued as of December 31, 2007

(dollars in millions)	Prime First Lien	Prime Closed End Seconds	Prime HELOC	Alt-A First Lien	Subprime First Lien	Total Net Par Outstanding
Year issued:
2004 and prior	$—	$—	$30	$165	$473	$668
2005	722	—	796	460	3,788	5,767
2006	396	—	—	167	1,900	2,463
2007	1,248	456	790	4,688	577	7,759

	$2,366	$456	$1,616	$5,481	$6,738	$16,657

(1)
The Company's internal rating. The Company's scale is comparable to that of the nationally recognized rating agencies. The super senior category, which is not generally used by rating agencies, is used by the Company in instances where the Company's AAA-rated exposure has additional credit enhancement due to either (1) the existence of another security rated AAA that is subordinated to the Company's exposure or (2) the Company's exposure benefits from a different form of credit enhancement that would pay any claims first in the event that any of the exposures incurs a loss, and such credit enhancement, in management's opinion, causes the Company's attachment point to be materially above the AAA attachment point.

Distribution of Financial Guaranty Direct U.S. Residential Mortgage-Backed Securities Issued January 1, 2005 or Later by Exposure Type, Average Pool Factor, Subordination, Cumulative Losses and 60+ Day Delinquincies as of December 31, 2007(1)

(dollars in millions)

U.S. Prime First Lien

	Net Par Outstanding	Pool Factor(2)	Subordination(3)	Cumulative Losses(4)	60+ Day Delinquencies(5)
Year issued:
2005	$722	81.6%	3.5%	0.01%	1.1%
2006	396	77.7%	3.2%	0.0%	0.1%
2007	1,248	97.4%	7.4%	0.001%	0.5%

	$2,366	89.7%	5.7%	0.01%	0.7%

U.S. Prime CES

	Net Par Outstanding	Pool Factor(2)	Subordination(3)	Cumulative Losses(4)	60+ Day Delinquencies(5)
Year issued:
2005	$—	N/A	N/A	N/A	N/A
2006	—	N/A	N/A	N/A	N/A
2007	456	96.4%	37.9%	1.1%	7.8%

	$456	96.4%	37.9%	1.1%	7.8%

U.S. Prime HELOC

	Net Par Outstanding	Pool Factor(2)	Subordination(3)	Cumulative Losses(4)	60+ Day Delinquencies(5)
Year issued:
2005	$796	44.0%	0.6%	3.4%	10.2%
2006	—	N/A	N/A	N/A	N/A
2007	790	87.9%	0.4%	1.3%	4.6%

	$1,586	53.7%	0.5%	2.9%	8.2%

U.S. Alt-A First Lien

	Net Par Outstanding	Pool Factor(2)	Subordination(3)	Cumulative Losses(4)	60+ Day Delinquencies(5)
Year issued:
2005	$460	68.2%	8.1%	0.1%	3.5%
2006	167	66.9%	15.6%	0.0%	8.5%
2007	4,688	72.7%	23.9%	0.0%	6.1%

	$5,316	69.2%	22.6%	0.1%	6.0%

U.S. Subprime First Lien

	Net Par Outstanding	Pool Factor(2)	Subordination(3)	Cumulative Losses(4)	60+ Day Delinquencies(5)
Year issued:
2005	$3,788	44.3%	52.4%	1.3%	29.9%
2006	1,900	69.1%	31.6%	1.2%	26.1%
2007	577	64.1%	40.0%	1.5%	23.8%

	$6,265	58.8%	39.4%	1.3%	26.6%

(1)
Subordination, cumulative loss, delinquency, and pool factor data is based on information obtained from Intex and/or provided by the trustee and may be subject to restatement or correction. The summary data provided here is based on the most recent reports available to Assured.

(2)
Pool factor is the percentage of net par outstanding at December 31, 2007 divided by the original net par outstanding of the transactions at inception.

(3)
Represents the sum of subordinate tranches and over-collateralization and does not include any benefit from excess interest collections that may be used to absorb losses. HELOC exposures currently generate excess spread of roughly 250-300 bps per year. The amount of future excess spread generated can fluctuate as a result of interest rate changes and other factors.

(4)
Cumulative losses are defined as net charge-offs on the underlying loan collateral divided by the original pool balance.

(5)
60+ day delinquencies are defined as loans that are greater than 60 days delinquent and also includes all loans that are in foreclosure, bankruptcy or REO divided by net par outstanding.

Financial Guaranty Direct Collateralized Debt Obligations of Asset-Backed Securities (CDOs of ABS)(1) Net Par Outstanding by Type of CDO, by Year Insured and by Collateral:

(dollars in millions)
			Type of Collateral as a Percent of Total Pool
										Ratings as of Dec. 31, 2007			Original Sub- ordination Below Assured	Current Sub- ordination Below Assured
						CDOs of Investment Grade Corporate						Original AAA Sub- ordination
Year Insured	Legal Final Maturity(2)	Net Par Outstanding		RMBS (Includes Subprime)	Comm. MBS (CMBS)(3)		CDOs of ABS	Total Collateral Pool	U.S. Subprime RMBS
			ABS							S&P	Moody's
CDOs of Mezzanine ABS(3):
2001	2017	$116.9	0%	0%	100%	0%	0%	100%	0%	AAA	Aaa	25.1%	25.1%	30.1%
2001	2016	60.9	0%	0%	100%	0%	0%	100%	0%	AAA	Aaa	28.1%	28.1%	39.0%
2002	2017	137.6	0%	0%	100%	0%	0%	100%	0%	AAA	Aaa	24.6%	24.6%	32.2%
2002	2017	121.6	0%	0%	100%	0%	0%	100%	0%	AAA	Aaa	22.1%	22.1%	25.9%
2002	2017	90.0	0%	0%	100%	0%	0%	100%	0%	AAA	Aaa	35.0%	35.0%	47.3%
2002	2017	76.6	0%	0%	100%	0%	0%	100%	0%	AAA	Aaa	24.0%	24.0%	30.8%
2003	2018	131.3	0%	0%	100%	0%	0%	100%	0%	AAA	Aaa	20.0%	20.0%	24.2%
2003	2038	84.2	0%	0%	100%	0%	0%	100%	0%	AAA	Aaa	23.0%	38.0%	47.4%
2003	2018	51.6	0%	0%	100%	0%	0%	100%	0%	AAA	Aaa	63.0%	63.0%	66.4%
2004	No CDO of ABS business written
2005	No CDO of ABS business written
2006	No CDO of ABS business written
2007	No CDO of ABS business written

	Subtotal:	$870.7	0%	0%	100%	0%	0%	100%	0%	AAA	Aaa	27.0%	28.5%	35.3%

CDOs of High Grade ABS(4):
No CDO of ABS business written
CDOs of Pooled AAA ABS(5):
2003	2010	$695.1	35%	34%	26%	5%	0%	100%	0%	AAA	Aaa	0.0%	12.5%	12.5%
2003	2008	594.0	37%	57%	6%	0%	0%	100%	32%	AAA	Aaa	0.0%	10.0%	10.0%
2004	No CDO of ABS business written
2005	No CDO of ABS business written
2006	No CDO of ABS business written
2007	No CDO of ABS business written

	Subtotal:	$1,289.1	36%	45%	17%	3%	0%	100%	15%	AAA	Aaa	0.0%	11.3%	11.3%

	Total:	$2,159.9	21%	27%	50%	2%	0%	100%	9%	AAA	Aaa	10.9%	18.2%	21.0%

(1)
A "CDO of ABS" is a collateralized debt obligation (CDO) transaction whose collateral pool consists primarily of asset-backed securities (ABS), including mortgage—backed securities (MBS). ABS transactions securities generally represent an ownership interest in a trust that contains collateral supporting the notes. Those interests are divided into several tranches that can have varying levels of subordination, credit protection triggers and credit ratings.

(2)
"Legal Final Maturity" represents the final date for payment specified in the transaction documents and does not take into account prepayments that shorten the expected maturity and weighted average life.

(3)
"CDOs of Mezzanine ABS" is a market term that refers to transactions where the underlying collateral at issuance is comprised primarily of mezzanine tranches rated BBB or lower. The collateral underlying the Company's exposure to CDOs of Mezzanine ABS is comprised of mezzanine tranches of CMBS transactions and senior unsecured debt issued by commercial property REITs. The transactions to which the Company has exposure are static pools rather than actively managed transactions, and the collateral in these static pools was originated primarily in the period from 1997-2003. The collateral underlying the Company's exposure to CDOs of Mezzanine ABS had weighted average ratings, based on rating information as of December 31, 2007, as follows: 18% AAA, 7% AA, 11% A, 46% BBB and 18% below investment grade (BIG).

(4)
"CDOs of High Grade ABS" is a market term that refers to transactions where the underlying collateral at issuance is comprised of mezzanine tranches rated single-A or higher.

(5)
"CDOs of Pooled AAA ABS" is a market term that refers to transactions where the underlying collateral at issuance is comprised of the senior-most AAA rated securities. The Company's exposure to CDOs of Pooled AAA ABS was rated, based on rating information as of December 31, 2007: 100% AAA/Aaa.

Consolidated Results of Operations

        The following table presents summary consolidated results of operations data for the years ended December 31, 2007, 2006 and 2005.

	Year Ended December 31,(1)
	2007	2006	2005
	($ in millions)
Revenues:
Gross written premiums	$505.9	$325.7	$252.1
Net written premiums	486.3	318.7	217.3
Net earned premiums	232.0	206.7	198.7
Net investment income	128.1	111.5	96.8
Net realized investment (losses) gains	(1.3)	(2.0)	2.2
Unrealized (losses) gains on derivative financial instruments	(658.5)	5.5	(3.5)
Other income	0.5	0.4	0.2

Total revenues	(299.3)	322.1	294.5

Expenses:
Loss and loss adjustment expenses (recoveries)	8.0	(6.6)	(69.6)
Profit commission expense	6.5	9.5	12.9
Acquisition costs	43.2	45.0	45.3
Operating expenses	79.9	68.0	59.0
Interest expense	23.5	13.8	13.5
Other expense	2.6	2.5	3.7

Total expenses	163.7	132.1	64.9

(Loss) income before (benefit) provision for income taxes	(463.0)	190.0	229.6
(Benefit) provision for income taxes	(159.8)	30.2	41.2

Net (loss) income	$(303.3)	$159.7	$188.4

Underwriting gain by segment(2):
Financial guaranty direct	$22.1	$30.8	$26.1
Financial guaranty reinsurance	61.6	30.0	111.4
Mortgage guaranty	9.4	16.7	11.1
Other	1.3	13.5	2.4

Total	$94.5	$91.0	$151.1

(1)
Some amounts may not add due to rounding.

(2)
2005 segment amounts had been adjusted to reflect 2006 operating expense allocations for comparability purposes.

        We organize our business around four principal business segments: financial guaranty direct, financial guaranty reinsurance, mortgage guaranty and other. There are a number of lines of business that we exited as part of our April 2004 IPO, which are included in the other segment. However, the results of these businesses are reflected in the above numbers. These businesses include equity layer credit protection, trade credit reinsurance, title reinsurance and auto residual value reinsurance.

  Net (Loss) Income

        Net (loss) income was $(303.3) million, $159.7 million and $188.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. The decrease of $463.0 million in 2007 compared with 2006 was primarily due to the following factors:

  •
  a $(658.5) million unrealized loss on derivative financial instruments in 2007 compared with a $5.5 million unrealized gain on derivative financial instruments in 2006, attributable to credit spreads widening in all asset classes including residential and commercial real estate and corporate collateral. This unrealized loss includes no credit losses. The 2007 amount also included a fair value gain of $8.3 million, pre-tax, related to Assured Guaranty Corp.'s committed capital securities. Net of related income taxes, the unrealized (loss) gain on derivative financial instruments, was $(480.0) million and $4.0 million for 2007 and 2006, respectively. With considerable volatility continuing in the market, this amount will fluctuate significantly in future periods.

  •
  a $9.7 million increase in interest expense to $23.5 million in 2007 from $13.8 million in 2006, which reflects a full year of interest expense related to our Series A Enhanced Junior Subordinated Debentures which were issued in December 2006, and

  •
  an increase of $11.9 million in operating expenses to $79.9 million in 2007 from $68.0 million in 2006, mainly as a result of increased salary and employee related expenses due to staffing additions and merit increases. Also contributing to the increase was the amortization of restricted stock and stock option awards, due to new stock awards in 2007 and the related amortization as well as the accelerated vesting of these awards for retirement eligible employees as required by FAS 123R, which the Company adopted on January 1, 2006.

        Partially offsetting these negative factors were:

  •
  an increase of $3.5 million in underwriting gain to $94.5 million in 2007 from $91.0 million in 2006,

  •
  an increase of $16.6 million in net investment income to $128.1 million in 2007 from $111.5 million in 2006, which was primarily attributable to increased invested assets due to positive operating cash flows, and

  •
  a $10.1 million reduction in our provision for income taxes in 2007 due to a reduction in our FIN 48 liability, which was reduced subsequent to the adoption of FIN 48, due to final regulations on the treatment of a tax uncertainty regarding the use of consolidated losses and as a result of the completion of an IRS audit of Assured Guaranty Overseas US Holdings Inc. and subsidiaries.

        The decrease of $28.7 million in 2006 compared to 2005 was primarily due to the following factors:

  •
  2006 net income included increased underwriting gains of $4.7 million, $5.6 million and $11.1 million from our financial guaranty direct, mortgage guaranty and other segments, respectively, compared with 2005. The $4.7 million increase in our financial guaranty direct segment was attributable to greater market penetration as we continued to implement our direct business strategy. The mortgage guaranty segment increase was primarily due to $4.7 million of net earned premiums recognized upon the termination of certain mortgage guaranty transactions during 2006. The increase of $11.1 million in our other segment was due to a greater amount of loss recoveries received in 2006 compared with 2005. Our financial guaranty reinsurance segment decreased $81.4 million in 2006 compared with 2005 primarily due to $71.0 million of loss recoveries in 2005. These loss recoveries resulted from reinsurance of financial guaranty policies that insured certain investments in securities issued by entities related to Commercial Financial Services, Inc. ("CFS").

  •
  2006 net investment income increased $14.7 million compared with 2005 due to increasing investment yields during the year and with an increase in invested assets due to positive operating cash flows.

  •
  2006 income tax expense decreased to $30.2 million compared with $41.2 million in 2005, as 2005 included $24.9 million of income tax expense related to the $71.0 million loss recoveries in 2005.

  Gross Written Premiums

	Year Ended December 31,
Gross Written Premiums
	2007	2006	2005
	($ in millions)
Financial guaranty direct	$248.6	$189.2	$96.2
Financial guaranty reinsurance	251.0	123.9	98.0
Mortgage guaranty	2.7	8.4	25.7

Total financial guaranty gross written premiums	502.4	321.6	219.9
Other	3.5	4.1	32.2

Total gross written premiums	$505.9	$325.7	$252.1

        Gross written premiums for the year ended December 31, 2007 were $505.9 million compared with $325.7 million for the year ended December 31, 2006, an increase of $180.2 million, or 55%. Our 2007 financial guaranty direct segment increased $59.4 million due to an increase of $24.7 million in our U.S. public finance business, $24.6 million in our U.S. structured finance business and $10.1 million in our international infrastructure business. Our financial guaranty reinsurance segment increased $127.1 million in 2007 compared with 2006 primarily due to execution of a reinsurance transaction with Ambac Assurance Corporation ("Ambac") whereby we assumed a diversified portfolio of financial guaranty transactions, which resulted in gross written premiums of $143.2 million. Gross written premiums for 2007 in our mortgage guaranty segment decreased $5.7 million compared with 2006, primarily attributable to run-off of our quota share contracts and commutations executed in the latter part of 2006.

        Gross written premiums for the year ended December 31, 2006 were $325.7 million compared with $252.1 million for the year ended December 31, 2005, an increase of $73.6 million, or 29%. Our 2006 financial guaranty direct results include upfront gross written premiums of $63.0 million from our international business. 2005 did not include any such premiums. Our U.S. public finance business contributed $35.6 million in upfront gross written premiums for 2006 compared with $20.0 million for the same period last year. Our financial guaranty reinsurance segment increased $25.9 million in 2006 compared with 2005 due to increased upfront treaty and facultative assumed premiums in 2006, whereas 2005 had more installment treaty premiums. In addition, in 2005, Financial Security Assurance Inc. ("FSA") reassumed from Assured Guaranty Re Ltd. ("AG Re") $18.4 million of healthcare related business ("FSA transaction"). Gross written premiums for 2006 in our mortgage guaranty segment decreased $17.3 million compared with 2005, primarily attributable to a single transaction executed in 2005 which contributed $16.3 million to gross written premiums.

  Net Earned Premiums

	Year Ended December 31,
Net Earned Premiums
	2007	2006	2005
	($ in millions)
Financial guaranty direct	$125.5	$89.7	$74.5
Financial guaranty reinsurance	88.9	94.4	105.6
Mortgage guaranty	17.5	22.7	18.6

Total financial guaranty net earned premiums	232.0	206.7	198.7
Other	—	—	—

Total net earned premiums	$232.0	$206.7	$198.7

        Net earned premiums for the year ended December 31, 2007 increased $25.3 million, or 12%, compared with the year ended December 31, 2006. Net earned premiums from our financial guaranty direct operations increased to $125.5 million in 2007 compared with $89.7 million in 2006 due to the continued growth of our in-force book of business, resulting in increased net earned premiums, and to public finance refundings which were $2.8 million in 2007. 2006 and 2005 had no earned premiums from public finance refundings in the financial guaranty direct segment. The decreases in net earned premiums in the financial guaranty reinsurance and mortgage guaranty segments in 2007 compared to 2006 were primarily related to the non-renewal and expiration of certain treaties.

        Net earned premiums for the year ended December 31, 2006 increased $8.0 million, or 4%, compared with the year ended December 31, 2005. Net earned premiums from our financial guaranty direct operations increased to $89.7 million in 2006 compared with $74.5 million in 2005, as our direct written premiums have increased as a result of greater market penetration, resulting in increased net earned premiums. Our financial guaranty reinsurance segment decreased $11.2 million in 2006 compared with 2005 due to the non-renewal of certain treaties in 2004 and 2006.

  Net Investment Income

        Net investment income was $128.1 million, $111.5 million and $96.8 million and had pre-tax yields to maturity of 5.0%, 5.1% and 4.9% for the years ended December 31, 2007, 2006 and 2005, respectively. The increase in net investment income in 2007 compared with 2006 was mainly due to increased invested assets due to positive operating cash flows. The increase in net investment income in 2006 compared with 2005 was due to increasing investment yields during the year, combined with increased invested assets due to positive operating cash flows.

  Net Realized Investment (Losses) Gains

        Realized gains and losses are determined using the specific identification method and are credited or charged to income. Net realized investment (losses) gains, principally from the sale of fixed maturity securities, were $(1.3) million, $(2.0) million and $2.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. The Company had no write downs of investments for other than temporary impairment losses in 2007, 2006 or 2005. Net realized investment (losses) gains, net of related income taxes, were $(1.3) million, $(1.5) million and $1.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

  Unrealized Gains (Losses) on Derivative Financial Instruments

        Derivative financial instruments are recorded at fair value as required by FAS 133, FAS 149 and FAS 155. However, as explained under "—Critical Accounting Estimates," we record part of the change in fair value in the loss and LAE reserves as well as in unearned premium reserves. The fair value adjustment for the year ended December 31, 2007 was a $658.5 million loss compared with a $5.5 million gain for the year ended December 31, 2006 and a $3.5 million loss for the same period in 2005. The change in fair value for 2007 was attributable to spreads widening and includes no credit losses. For the year ended 2007, approximately 45% of the Company's unrealized loss on derivative financial instruments was due to a decline in the market value of high yield and investment grade corporate collateralized loan obligation transactions, with the balance generated by lower market values principally in the residential and commercial mortgage-backed securities markets. Changes in the fair value of our derivative contracts do not reflect actual claims or credit losses, and have no impact on the Company's claims-paying resources, rating agency capital or regulatory capital positions. With considerable volatility continuing in the market, the fair value adjustment amount will fluctuate significantly in future periods. The 2007 amount also included a fair value gain of $8.3 million, pre-tax, related to Assured Guaranty Corp.'s committed capital securities. The fair value change of $5.5 million for 2006 was related to many factors but primarily due to run-off of transactions and tightening in credit spreads. The 2005 loss of $3.5 million primarily relates to the run-off of transactions and a slight widening in investment grade corporate spreads. Unrealized (losses) gains on derivative financial instruments, net of related income taxes, were $(480.0) million, $4.0 million and $(3.3) million in 2007, 2006 and 2005, respectively.

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

  Loss and Loss Adjustment Expenses (Recoveries)

	Year Ended December 31,
Loss and Loss Adjustment Expenses (Recoveries)
	2007	2006	2005
	($ in millions)
Financial guaranty direct	$32.6	$(2.0)	$(2.2)
Financial guaranty reinsurance	(24.1)	13.1	(61.3)
Mortgage guaranty	0.6	(4.4)	(3.7)

Total financial guaranty loss and loss adjustment expenses (recoveries)	9.2	6.7	(67.2)
Other	(1.3)	(13.5)	(2.4)

Total loss and loss adjustment expenses (recoveries)	$8.0	$(6.8)	$(69.6)

        Loss and loss adjustment expenses (recoveries) for the years ended December 31, 2007, 2006 and 2005 were $8.0 million, $(6.8) million and $(69.6) million, respectively. In 2007, loss and LAE for the financial guaranty direct segment included a $2.4 million case reserve increase and a $30.2 million portfolio reserve increase, primarily attributable to downgrades of transactions in our CMC list related to the subprime mortgage market, particularly U.S. home equity line of credit ("HELOC") exposures. Portfolio reserves also increased as a result of growth in new business and management's annual updating of rating agency default statistics used in the portfolio reserving model. The financial guaranty reinsurance segment had a $(24.1) million loss benefit principally due to the restructuring of a

European infrastructure transaction, as well as loss recoveries and increases in salvage reserves for aircraft-related transactions. The other segment had loss recoveries of $1.3 million.

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

        Included in 2005 financial guaranty direct results, was a reduction of $7.0 million in portfolio reserves attributable to changes in credit quality and from continued runoff from maturing CDO exposures, as well as management updating its loss reserving data, as part of our normal portfolio reserve process, to include the most current rating agency default studies, primarily offset by $4.5 million of incurred case reserve activity. The financial guaranty reinsurance segment included $71.0 million in loss recoveries from a third party litigation settlement agreement, with two parties, relating to a reinsurance claim incurred in 1998 and 1999. This recovery was offset by an addition to loss reserves of $6.0 million, consisting of a $10.4 million addition to case reserves and a reduction of $4.4 million to portfolio reserves due to a reinsurance client ceding losses on two aircraft-related transactions. Our other segment in 2005 was impacted by the commutation and retrocession of certain lines of business that we no longer underwrite as well as a $2.4 million recovery related to the equity layer credit protection business.

  Profit Commission Expense

        Profit commissions, which are primarily related to our mortgage guaranty segment, allow the ceding company to share favorable experience on a reinsurance contract due to lower than expected losses. Expected or favorable loss development generates profit commission expense, while the inverse occurs on unfavorable loss development. Portfolio reserves are not a component of these profit commission calculations. In future years the primary component of profit commissions will be from the FSA transaction, discussed earlier. For the years ended December 31, 2007, 2006 and 2005 profit commissions were $6.5 million, $9.5 million and $12.9 million, respectively. The decreases in profit commission expense for both 2007 and 2006 were due to the run-off of mortgage guaranty experience rated quota share treaties, which have a large profit commission component. Also adding to the 2006 decrease was a particular financial guaranty reinsurance treaty, which contains a profit commission component, that had reduced net earned premiums associated with it in 2006. Not all treaties in our financial guaranty reinsurance segment have a profit commission component.

  Acquisition Costs

        Acquisition costs primarily consist of ceding commissions, brokerage fees and operating expenses that are related to the acquisition of new business. Acquisition costs that vary with and are directly related to the acquisition of new business are deferred and amortized in relation to earned premium. For the years ended December 31, 2007, 2006 and 2005, acquisition costs incurred were $43.2 million,

$45.0 million and $45.3 million, respectively. These amounts are consistent with changes in net earned premium from non-derivative transactions. The decrease of $1.8 million in 2007 compared with 2006, and the decrease of $0.3 million in 2006 compared with 2005, was primarily related to a greater portion of earned premium coming from our financial guaranty direct business, which has no ceding commission. There were no acquisition costs incurred in our other segment during 2007, 2006 and 2005.

  Operating Expenses

        For the years ended December 31, 2007, 2006 and 2005, operating expenses were $79.9 million, $68.0 million and $59.0 million, respectively. The increases for 2007 compared with 2006, and 2006 compared with 2005, were mainly due to higher salaries and related employee benefits, due to staffing additions and merit increases. Also contributing to the increases was the amortization of restricted stock and stock option awards, due to new stock awards each year and the related amortization as well as the accelerated vesting of these awards for retirement eligible employees as required by FAS 123R, which the Company adopted on January 1, 2006.

  Interest Expense

        Interest expense was $23.5 million, $13.8 million and $13.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. The 2007 amount was mainly comprised of $13.4 million of interest expense, net of amortization of our cash flow hedge, related to the issuance of our 7% Senior Notes ("Senior Notes") in May 2004 and $9.8 million of interest expense related to the issuance of our 6.40% Series A Enhanced Junior Subordinated Debentures (the "Debentures") in December 2006. The coupon on the Senior Notes is 7.0%, however, the effective rate is approximately 6.4%, which reflects the effect of a cash flow hedge executed by the Company in March 2004. The 2006 amount included $13.4 million of interest expense, net of amortization of our cash flow hedge, on our Senior Notes and $0.3 million of interest expense on our Debentures. The interest expense for 2005 included $13.4 million of interest expense, net of amortization of our cash flow hedge, associated with our Senior Notes.

  Other Expense

        For the years ended December 31, 2007, 2006 and 2005, other expenses were $2.6 million, $2.5 million and $3.7 million, respectively. For all years, the amounts reflect put option premiums associated with Assured Guaranty Corp.'s ("AGC") $200.0 million committed capital securities. In addition, 2005 included $2.0 million of investment banking fees associated with the committed capital securities.

  Income Tax

        For the years ended December 31, 2007, 2006 and 2005, income tax (benefit) expense was $(159.8) million, $30.2 million and $41.2 million and our effective tax rate was 34.5%, 15.9% and 17.9% for the years ended December 31, 2007, 2006 and 2005, respectively. Our effective tax rates reflect the proportion of income recognized by each of our operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 35%, UK subsidiaries taxed at the UK marginal corporate tax rate of 30%, and no taxes for our Bermuda holding company and subsidiaries. Accordingly, our overall corporate effective tax rate fluctuates based on the distribution of taxable income across these jurisdictions. 2007 included $(658.5) million of unrealized losses on derivative financial instruments, the majority of which was associated with subsidiaries taxed in the U.S., compared with a $5.5 million unrealized gain on derivative financial instruments in 2006. Additionally, during 2007, the IRS completed its audit of Assured Guaranty Overseas US Holdings Inc. and subsidiaries for the 2002 through 2004 tax years, resulting in a $6.0 million reduction of our FIN 48 tax liability. 2007 also included a $4.1 million reduction of the Company's FIN 48 liability, which was reduced subsequent to adoption of FIN 48, due to final regulations on the treatment of a tax uncertainty regarding the use of consolidated losses. Income tax expense in 2006 included $4.7 million related to the $13.5 million of loss recoveries from third party litigation settlements related to the equity layer credit protection business. Income tax expense in 2005 included $24.9 million related to the $71.0 million loss recoveries mentioned above, partially offset by a $7.8 million tax benefit from a transaction in which AGC and AG Re entered into a reinsurance agreement with FSA pursuant to which substantially all of FSA's financial guaranty risks previously ceded to AGC (the "Ceded Business") was assumed by AG Re. This agreement was effective as of January 1, 2005 and was consistent with the Company's IPO strategy of AGC ceasing to write new reinsurance business and transferring its existing reinsurance business to AG Re to optimize capital utilization. In connection with the transaction, AGC transferred liabilities of $169.0 million, consisting primarily of unearned premium reserves. Since this transaction transferred unearned premium reserve from AGC, a U.S. tax paying entity, to AG Re, a non-U.S. tax paying entity, the Company released a deferred tax liability related to differences between the book and tax carrying amounts of unearned premium reserves which resulted in a $7.8 million tax benefit.

Segment Results of Operations

        Our financial results include four principal business segments: financial guaranty direct, financial guaranty reinsurance, mortgage guaranty and other. Management uses underwriting gains and losses as the primary measure of each segment's financial performance. Underwriting gain includes net earned premiums, loss and loss adjustment expenses, profit commission expense, acquisition costs and other operating expenses that are directly related to the operations of our insurance businesses. This measure excludes certain revenue and expense items, such as net investment income, realized investment gains and losses, unrealized gains and losses on derivative financial instruments, and interest and other expenses, that are not directly related to the underwriting performance of our insurance operations, but are included in net income.

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

        The table below summarizes the financial results of our financial guaranty direct segment for the periods presented:

	Year Ended December 31,
	2007	2006	2005
	($ in millions)
Gross written premiums	$248.6	$189.2	$96.2
Net written premiums	232.8	187.0	93.9
Net earned premiums	125.5	89.7	74.5
Loss and loss adjustment expenses (recoveries)	32.6	(2.0)	(2.2)
Profit commission expense	—	—	—
Acquisition costs	10.3	8.5	6.3
Operating expenses	60.5	52.3	44.3

Underwriting gain	$22.1	$30.8	$26.1

Loss and loss adjustment expense ratio	26.0%	(2.2)%	(2.9)%
Expense ratio	56.4%	67.8%	67.8%

Combined ratio	82.4%	65.6%	64.9%

	Year Ended December 31,
Gross Written Premiums
	2007	2006	2005
	($ in millions)
Public finance	$126.0	$100.4	$21.1
Structured finance	122.6	88.8	75.1

Total	$248.6	$189.2	$96.2

        The financial guaranty direct segment contributed $248.6 million, $189.2 million and $96.2 million to overall gross written premiums, for the years ended December 31, 2007, 2006 and 2005, respectively. Gross written premiums in our financial guaranty direct operations increased $59.4 million in 2007 from 2006 primarily due to a $49.3 million increase in U.S. generated business, mainly from our upfront public finance and installment structured finance business, as we continue to execute our direct business strategy. The remainder of this increase was due to growth in our international business, which generated $83.5 million of gross written premiums in 2007 compared with $73.4 million in 2006. Our U.S. public finance business contributed $35.6 million in upfront gross written premiums for 2006 compared with $20.1 million for 2005.

        Generally, gross and net written premiums from the public finance market are received upfront, while the structured finance and credit derivatives markets have been received on an installment basis. The contribution of upfront premiums to gross written premiums were 49.7%, 52.4% and 21.1% of gross written premiums, or $123.5 million, $99.1 million and $20.3 million in 2007, 2006 and 2005, respectively. In 2007, 2006 and 2005, installment premiums represented 50.3%, 47.6% and 78.9% of gross written premiums in this segment, or $125.1 million, $90.1 million and $75.9 million, respectively.

	Year Ended December 31,
Net Written Premiums
	2007	2006	2005
	($ in millions)
Public finance	$115.3	$100.4	$21.1
Structured finance	117.5	86.6	72.8

Total	$232.8	$187.0	$93.9

        For the years ended December 31, 2007, 2006 and 2005, net written premiums were $232.8 million, $187.0 million and $93.9 million, respectively. The variances in net written premiums are consistent with the variances in gross written premiums as we typically retain a substantial portion of this business.

	Year Ended December 31,
Net Earned Premiums
	2007	2006	2005
	($ in millions)
Public finance	$16.2	$6.7	$2.2
Structured finance	109.3	83.0	72.3

Total	$125.5	$89.7	$74.5

Included in public finance direct net earned premiums are refundings of:	$2.8	$—	$—

        Net earned premiums for the years ended December 31, 2007, 2006 and 2005, were $125.5 million, $89.7 million and $74.5 million, respectively. Net earned premiums increased $35.8 million in 2007 from 2006 due to the continued growth in our in-force book of business. Included in 2007 financial guaranty direct net earned premiums were $2.8 million of public finance refundings, which reflect the unscheduled pre-payment or refundings of underlying municipal bonds. These unscheduled refundings are sensitive to market interest rates. There were no unscheduled refundings in 2006 and 2005. The increase of $15.2 million in net earned premiums in 2006 compared with 2005 reflected our increased market penetration, which had generated additional net written premiums and in-force business. These components contributed to the increased net earned premium.

        Loss and loss adjustment expenses were $32.6 million, $(2.0) million and $(2.2) million for the years ended December 31, 2007, 2006 and 2005, respectively. Our loss and loss adjustment expenses are affected by changes in the mix, size and credit trends in our book of business, and by changes in our reserves for loss and loss adjustment expenses for prior periods. The loss ratios for the years ended December 31, 2007, 2006 and 2005 were 26.0%, (2.2)% and (2.9)%, respectively. Included in 2007 was a $2.4 million case reserve increase and a $30.2 million portfolio reserve increase, primarily attributable to downgrades of transactions in our CMC list, including U.S. home equity line of credit exposures, as well as growth in new business and management's annual updating of rating agency default statistics used in the portfolio reserving model.

        A $(4.8) million release of portfolio reserves included in 2006 was primarily as a result of the early termination of 20 swap transactions based on the counterparties right to terminate and transaction run-off offset by an increase of $4.5 million associated with the increase in par in force and related net earned premiums and downgrades to sub-prime mortgage transactions. Case loss reserves for 2006 included a net recovery of $(1.6) million relating to the settlement of a sub-prime mortgage transaction.

        For the years ended December 31, 2007, 2006 and 2005, acquisition costs incurred were $10.3 million, $8.5 million and $6.3 million, respectively. The changes in acquisition costs incurred over the periods are directly related to changes in net earned premiums from non-derivative transactions.

        Operating expenses for the years ended December 31, 2007, 2006 and 2005 were $60.5 million, $52.3 million and $44.3 million, respectively. During 2006, the Company implemented a new operating expense allocation methodology to more closely allocate expenses to the individual operating segments. This new methodology was based on a comprehensive study and was based on departmental time estimates and headcount. 2005 amounts had been reclassified to show this new methodology on a comparative basis. The increases in operating expenses for both 2007 and 2006 were attributable to increased staff additions and merit increases as well as the increase in the amortization of restricted stock and stock option awards, primarily due to the accelerated vesting of these awards for retirement eligible employees as required by FAS 123R, which the Company adopted on January 1, 2006.

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

        The table below summarizes the financial results of our financial guaranty reinsurance segment for the periods presented:

	Year Ended December 31,
	2007	2006	2005
	($ in millions)
Gross written premiums	$251.0	$123.9	$98.0
Net written premiums	250.8	123.2	97.8
Net earned premiums	88.9	94.4	105.6
Loss and loss adjustment expenses (recoveries)	(24.1)	13.1	(61.3)
Profit commission expense	2.7	2.7	4.8
Acquisition costs	31.3	34.1	36.9
Operating expenses	17.3	14.5	13.8

Underwriting gain	$61.6	$30.0	$111.4

Loss and loss adjustment expense ratio	(27.1)%	13.9%	(58.1)%
Expense ratio	57.7%	54.3%	52.5%

Combined ratio	30.6%	68.2%	(5.6)%

	Year Ended December 31,
Gross Written Premiums
	2007	2006	2005
	($ in millions)
Public finance	$207.8	$92.2	$62.9
Structured finance	43.2	31.7	35.1

Total	$251.0	$123.9	$98.0

        Gross written premiums for our financial guaranty reinsurance segment include upfront premiums on transactions underwritten during the period, plus installment premiums on business primarily underwritten in prior periods. Consequently, this amount is affected by changes in the business mix between public finance and structured finance. For the years ended December 31, 2007, 2006 and 2005, 84%, 68% and 52%, respectively, of gross written premiums in this segment were upfront premiums and 16%, 32% and 48%, respectively, were installment premiums.

        Gross written premiums for the years ended December 31, 2007, 2006 and 2005 were $251.0 million, $123.9 million and $98.0 million, respectively. 2007 gross written premiums increased $127.1 million, or 103%, compared with 2006 primarily due to execution of a reinsurance transaction with Ambac whereby we assumed a diversified portfolio of financial guaranty transactions, which resulted in gross written premiums of $143.2 million. The 2006 increase of $25.9 million, or 26%, compared with 2005 was attributable to greater facultative business, which was slightly offset by FSA reassuming $18.4 million of healthcare related reinsurance business from AG Re in 2005.

        The following table summarizes the Company's gross written premiums by type of contract:

	Year Ended December 31,
Gross Written Premiums
	2007	2006	2005
	($ in millions)
Treaty	$66.0	$82.4	$72.3
Facultative	185.0	41.5	25.7

Total	$251.0	$123.9	$98.0

        The following table summarizes the Company's reinsurance gross written premiums by significant client:

	Year Ended December 31,
Gross Written Premiums by Client
	2007	2006	2005
	($ in millions)
Financial Security Assurance Inc.(1)	$58.6	$57.5	$45.3
Ambac Assurance Corporation(2)(3)	156.9	23.6	32.8
Financial Guaranty Insurance Company	17.5	21.1	10.5
MBIA Insurance Corporation	7.9	10.5	15.5
XL Capital Assurance Ltd.	10.0	10.4	5.0

    (1)
    2005 does not include $18.4 million of reassumed premiums related to the Company's healthcare business.

    (2)
    On April 20, 2005, Ambac provided notice of a non-renewal of the quota share treaty on a run-off basis, effective July 1, 2006.

    (3)
    In December 2007, the Company's reinsurance subsidiary, AG Re, reinsured a diversified portfolio of financial guaranty contracts totaling approximately $29 billion of net par outstanding from Ambac.

	Year Ended December 31,
Net Written Premiums
	2007	2006	2005
	($ in millions)
Public finance	$207.6	$91.5	$62.7
Structured finance	43.2	31.7	35.1

Total	$250.8	$123.2	$97.8

        For the years ended December 31, 2007, 2006 and 2005, net written premiums were $250.8 million, $123.2 million and $97.8 million, respectively. The changes in all periods are consistent with the changes in gross written premiums because, to date, we have not retroceded a significant amount of premium to external reinsurers.

	Year Ended December 31,
Net Earned Premiums
	2007	2006	2005
	($ in millions)
Public finance	$62.8	$61.2	$57.0
Structured finance	26.1	33.2	48.6

Total	$88.9	$94.4	$105.6

Included in public finance reinsurance net earned premiums are refundings of:	$14.8	$11.2	$12.1

        For the years ended December 31, 2007, 2006 and 2005, net earned premiums were $88.9 million, $94.4 million and $105.6 million, respectively. Net earned premiums decreased $5.5 million, or 6%, in 2007 compared with 2006. Public finance transactions traditionally have a longer weighted average life than structured finance transactions. Public finance net earned premiums also include refundings, which reflect the unscheduled pre-payment or refundings of underlying municipal bonds. These unscheduled refundings, which were $14.8 million in 2007, are sensitive to market interest rates. Excluding these refundings, our financial guaranty reinsurance segment net earned premiums decreased by $9.1 million in 2007 when compared with last year due to the non-renewal of certain treaties in 2004 and 2006. Net earned premiums, excluding refundings, decreased $10.3 million, or 11%, in 2006 compared with 2005, due to the non-renewal of certain treaties and change in mix of business. We evaluate our net earned premiums both including and excluding these refundings.

        Loss and LAE were $(24.1) million, $13.1 million and $(61.3) million for the years ended December 31, 2007, 2006 and 2005, respectively. Our loss and LAE ratios for the years ended December 31, 2007, 2006 and 2005 were (27.1)%, 13.9% and (58.1)%, respectively. In 2007, the financial guaranty reinsurance segment had $(12.8) million of incurred losses due to the restructuring of a European infrastructure transaction, as well as losses incurred of $(17.7) million related to loss recoveries and increased salvage reserves for aircraft-related transactions. These benefits were partially offset by increases to case and portfolio reserves of $2.5 million and $2.4 million, respectively, for HELOC exposures. Portfolio reserves also increased $2.9 million as a result of management's annual updating of its rating agency default statistics. The 2006 loss and loss adjustment expenses included $6.8 million of net case loss and LAE reserve additions, primarily related to the rating downgrades of a U.S. public infrastructure transaction as well as other asset backed securities and a $1.6 million write-down of expected litigation recoveries, reported from a cedant. These recoveries were established in 1998 from a bankruptcy estate. In addition, the Company increased portfolio reserves $6.2 million primarily due to the ratings downgrade of a European infrastructure transaction and management updating its rating agency default statistics, as part of our normal portfolio reserve process and due to the rating downgrade of various credits. 2005 included $71.0 million in loss recoveries from a third party litigation settlement agreement, with two parties, relating to a reinsurance claim incurred in 1998 and 1999. This recovery was offset by an addition to loss reserves of $6.0 million, consisting of a $10.4 million addition to case reserves and a reduction of $4.4 million to portfolio reserves due to a reinsurance client ceding losses on two aircraft-related transactions. In addition, portfolio reserves were increased $2.8 million, due to credit downgrades causing movements in our closely monitored credit list and increased exposure to Hurricane Katrina.

        Profit commission expense was $2.7 million, $2.7 million and $4.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. Not all of our treaties have a profit commission component, however the changes in profit commission expense correspond with the net earned premium from a treaty which has a profit commission component.

        For the years ended December 31, 2007, 2006 and 2005, acquisition costs incurred were $31.3 million, $34.1 million and $36.9 million, respectively. The changes in acquisition costs incurred over the periods are directly related to the changes in net earned premiums.

        Operating expenses for the years ended December 31, 2007, 2006 and 2005, were $17.3 million, $14.5 million and $13.8 million, respectively. During 2006, the Company implemented a new operating expense allocation methodology to more closely allocate expenses to the individual operating segments. This new methodology was based on a comprehensive study and was based on departmental time estimates and headcount. 2005 amounts had been reclassified to show this new methodology on a comparative basis. The increases in operating expenses for both 2007 and 2006 were attributable to increased staff additions and merit increases as well as the increase in the amortization of restricted stock and stock option awards, primarily due to the accelerated vesting of these awards for retirement eligible employees as required by FAS 123R, which the Company adopted on January 1, 2006.

  Mortgage Guaranty Segment

        Mortgage guaranty insurance provides protection to mortgage lending institutions against the default of borrowers on mortgage loans that, at the time of the advance, had a loan-to-value ratio in excess of a specified ratio. We primarily function as a reinsurer in this industry and assume all or a portion of the risks undertaken by primary mortgage insurers.

        The table below summarizes the financial results of our mortgage guaranty segment for the periods presented:

	Year Ended December 31,
	2007	2006	2005
	($ in millions)
Gross written premiums	$2.7	$8.4	$25.7
Net written premiums	2.7	8.4	25.7
Net earned premiums	17.5	22.7	18.6
Loss and loss adjustment expenses (recoveries)	0.6	(4.4)	(3.7)
Profit commission expense	3.8	6.8	8.0
Acquisition costs	1.6	2.3	2.0
Operating expenses	2.0	1.3	1.2

Underwriting gain	$9.4	$16.7	$11.1

Loss and loss adjustment expense ratio	3.3%	(19.4)%	(19.9)%
Expense ratio	42.9%	45.7%	60.3%

Combined ratio	46.2%	26.3%	40.4%

        Gross written premiums for the years ended December 31, 2007, 2006 and 2005 were $2.7 million, $8.4 million and $25.7 million, respectively. The decrease in gross written premiums for 2007 compared with 2006 was primarily related to the run-off of our quota share treaty business as well as commutations executed in the latter part of 2006. The decrease in gross written premiums for 2006 compared with 2005 was primarily related to a single transaction executed in 2005 which contributed $16.3 million to gross written premiums. Excluding this item, gross written premiums decreased $1.0 million due to the run-off of our quota share treaty business.

        Net written premiums for the years ended December 31, 2007, 2006 and 2005 were $2.7 million, $8.4 million and $25.7 million, respectively. This is consistent with gross written premiums, as we do not cede a significant amount of our mortgage guaranty business.

        For the years ended December 31, 2007, 2006 and 2005, net earned premiums were $17.5 million, $22.7 million and $18.6 million, respectively. The decrease in net earned premiums in 2007 compared with 2006 reflected the run-off of our quota share treaty business as well as commutations executed in 2007 and the latter part of 2006. The increase of $4.1 million of net earned premiums in 2006 when compared with 2005, was due to $4.7 million of net earned premium recognized upon the terminations of mortgage guaranty transactions during 2006.

        Loss and loss adjustment expenses were $0.6 million, $(4.4) million and $(3.7) million for the years ended December 31, 2007, 2006 and 2005, respectively. The loss and loss adjustment expense ratios for the years ended December 31, 2007, 2006 and 2005 were 3.3%, (19.4)% and (19.9)%, respectively. The loss and loss adjustment expense for 2007 was due to an increase in portfolio reserves as a result of management's annual updating of rating agency default statistics used in its portfolio reserving process. The 2006 result was primarily due to the Company releasing $4.1 million of IBNR reserves related to the settlement of the 1997 quota share treaty year. This release however, was offset by a corresponding increase in profit commission expense, discussed below. The 2005 amount was due to an IBNR release of $4.4 million, offset by an increase in portfolio reserves of $0.7 million. The IBNR reduction was offset by increased profit commission expense discussed below.

        Profit commission expense for the years ended December 31, 2007, 2006 and 2005 was $3.8 million, $6.8 million and $8.0 million, respectively. 2007 profit commission expense is mainly related to the commutation of two transactions during the latter part of the year. 2006 and 2005 included $4.1 million and $4.4 million of profit commission expense due to the settlement of the 1997 and 1996, respectively, quota share years, discussed above. Portfolio reserves are not a component of these profit commission calculations.

        Acquisition costs incurred for the years ended December 31, 2007, 2006 and 2005 were $1.6 million, $2.3 million and $2.0 million, respectively. The changes in acquisition costs incurred are directly related to the changes in net earned premiums.

        Operating expenses for the years ended December 31, 2007, 2006 and 2005 were $2.0 million, $1.3 million and $1.2 million, respectively. During 2006, the Company implemented a new operating expense allocation methodology to more closely allocate expenses to the individual operating segments. This new methodology was based on a comprehensive study and was based on departmental time estimates and headcount. 2005 amounts had been reclassified to show this new methodology on a comparative basis. The increase in operating expenses for both 2007 and 2006 were attributable to increased salaries due to increased staff additions and merit increases as well as the increase in the amortization of restricted stock and stock option awards, primarily due to the accelerated vesting of these awards for retirement eligible employees as required by FAS 123R, which the Company adopted on January 1, 2006.

  Other Segment

        The other segment represents lines of businesses that we exited or sold as part of our IPO.

        The other segment had no earned premiums during 2007, 2006 or 2005. However, due to loss recoveries the other segment generated underwriting gains of $1.3 million, $13.5 million and $2.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Liquidity and Capital Resources

        Our liquidity, both on a short-term basis (for the next twelve months) and a long-term basis (beyond the next twelve months), is largely dependent upon: (1) the ability of our operating subsidiaries to pay dividends or make other payments to us, (2) external financings and (3) net investment income from our invested assets. Our liquidity requirements include the payment of our operating expenses, interest on our debt, and dividends on our common shares. We may also require liquidity to make periodic capital investments in our operating subsidiaries. In the ordinary course of our business, we evaluate our liquidity needs and capital resources in light of holding company expenses, debt-related expenses and our dividend policy, as well as rating agency considerations. Based on the amount of dividends we expect to receive from our subsidiaries and the income we expect to receive from our invested assets, management believes that we will have sufficient liquidity to satisfy our needs over the next twelve months, including the ability to pay dividends on our common shares. Total cash paid in 2007, 2006 and 2005 for dividends to shareholders was $11.0 million, or $0.16 per common share, $10.5 million, or $0.14 per common share, and $9.0 million, or $0.12 per common share, respectively. Beyond the next twelve months, the ability of our operating subsidiaries to declare and pay dividends may be influenced by a variety of factors including market conditions, insurance and rating agencies regulations and general economic conditions. Consequently, although management believes that we will continue to have sufficient liquidity to meet our debt service and other obligations over the long term, it remains possible that we may be required to seek external debt or equity financing in order to meet our operating expenses, debt service obligations or pay dividends on our common shares.

        We anticipate that a major source of our liquidity, for the next twelve months and for the longer term, will be amounts paid by our operating subsidiaries as dividends. Certain of our operating subsidiaries are subject to restrictions on their ability to pay dividends. See "Business—Regulation." The amount available at AGC to pay dividends in 2008 with notice to, but without the prior approval of, the Maryland Insurance Commissioner is approximately $40.0 million. Dividends paid by a U.S. company to a Bermuda holding company presently are subject to a 30% withholding tax. The amount available at AG Re to pay dividends or make a distribution of contributed surplus in 2008 in compliance with Bermuda law is $1,001.4 million. However, any distribution which results in a reduction of 15% of more of AG Re's total statutory capital, as set out in its previous years financial statements, would require the prior approval of the Bermuda Monetary Authority.

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

        Net cash flows provided by operating activities were $385.9 million, $261.6 million and $177.4 million during the years ended December 31, 2007, 2006 and 2005, respectively. The increase in cash flows provided by operating activities in 2007 was due to significant amount of upfront premiums received in both our financial guaranty direct and financial guaranty reinsurance segments, partially offset by payments for income taxes.

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

        Net cash flows used in investing activities were $(664.4) million, $(228.5) million and $(155.1) million during the years ended December 31, 2007, 2006 and 2005, respectively. These investing activities were primarily net (purchases) sales of fixed maturity investment securities during 2007, 2006 and 2005. The increase in 2007 was due to purchases of fixed maturity securities with the cash proceeds from the December 2007 public offering, as discussed below.

        Net cash flows provided by (used in) financing activities were $281.4 million, $(35.1) million and $(31.9) million during the years ended December 31, 2007, 2006 and 2005, respectively. On December 21, 2007, the Company completed the sale of 12,483,960 of its common shares at a price of $25.50 per share. The net proceeds of the sale totaled approximately $303.8 million. The Company has contributed the net proceeds of the offering to its reinsurance subsidiary, AG Re. AG Re has used the proceeds to provide capital support in the form of a reinsurance portfolio transaction with Ambac Assurance Corp. for approximately $29 billion of net par outstanding, as well as to support the growth of AGC, the Company's direct financial guaranty subsidiary, by providing reinsurance. AG Re is AGC's principal financial guaranty reinsurer.

        On February 28, 2008, the Company entered into an investment agreement with an investment fund ("the Investor") affiliated with WL Ross & Co. LLC. Under this agreement, the Investor has agreed to purchase from the Company $250,000,000 of common shares at a price equal to 97% of the average of (i) $22.43 and (ii) the average of the closing prices of the Company's common shares on the New York Stock Exchange ("NYSE") on February 29, 2008 and March 3, 2008, provided that the initial price shall not be less than $21.76. The initial closing is subject to certain conditions including certain regulatory approvals. In addition, the Investor has granted the Company an option to cause the Investor to purchase from time to time common shares having an aggregate purchase price of up to $750,000,000. The purchase price per common share for such shares will be equal to 97% of the volume weighted average price of a common share on the NYSE for the 15 NYSE trading days prior to the applicable drawdown notice. The exercise of this option is subject to certain specified conditions, including approval of the Company's shareholders. The shares to be issued are subject to certain bye-law and contractual limits on voting. The Investor has also agreed, subject to certain exceptions, to certain standstill provisions and transfer restrictions. Under certain circumstances, the Company may be obligated to issue additional common shares to the Investor at a nominal value. The Company has also granted the Investor certain pre-emptive rights. The Company has also agreed to the appointment of Mr. Wilbur Ross to its Board of Directors.

        In addition, during 2007 we paid $11.0 million in dividends, $9.3 million for share repurchases, $2.0 million, net, under our option and incentive plans and $0.4 million in debt issue costs related to $150.0 million of Series A Enhanced Junior Subordinated Debentures issued in December 2006.

        On May 4, 2006, the Company's Board of Directors approved a share repurchase program for 1.0 million common shares. Share repurchases took place at management's discretion depending on market conditions. In August 2007 the Company completed this share repurchase program. During 2007 and 2006, we paid $3.7 million and $21.1 million to repurchase 0.2 million shares and 0.8 million shares of our Common Stock, respectively.

        On November 8, 2007, the Company's Board of Directors approved a new share repurchase program for up to 2.0 million common shares. Share repurchases will take place at management's discretion depending on market conditions. During 2007 we paid $5.6 million to repurchase 0.3 million shares of our Common Stock.

        During 2006 we paid $21.1 million for share repurchases, $10.5 million in dividends and $2.1 million of notes outstanding, which were issued in connection with the IPO, and related interest to subsidiaries of ACE.

        In December 2006, Assured Guaranty US Holdings Inc. ("AGUS"), a subsidiary of the Company, issued $150.0 million Series A Enhanced Junior Subordinated Debentures (the "Debentures") due in 2066. The Debentures pay a fixed 6.40% rate of interest until December 15, 2016 and pay a floating rate based on three-month LIBOR plus a margin of 2.38% with quarterly resets thereafter. Assured Guaranty US Holdings Inc. used the proceeds to repurchase 5,692,599 of the Company's common shares from ACE Bermuda.

        During 2005, we paid dividends of $9.0 million, paid $3.9 million, net, under our stock award plans and paid $19.0 million to repurchase 1.0 million of our common shares under the Board of Directors authorized $25.0 million share stock repurchase program. Under the program we repurchased a total of 1.3 million common shares, over a two year period, at an average price of $18.69.

        The following table summarizes our contractual obligations as of December 31, 2007:

	As of December 31, 2007
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	($ in millions)
Senior Notes(1)	$568.3	$14.0	$28.0	$28.0	$498.3
Series A Enhanced Junior Subordinated Debentures(1)	236.1	9.6	19.2	19.2	188.1
Operating lease obligations(2)	8.5	3.0	2.4	1.0	2.1
Reserves for losses and loss adjustment expenses(3)	133.8	14.6	7.9	29.9	81.4

Total	$946.7	$41.2	$57.5	$78.1	$769.9

(1)
Principal and interest. See also Note 18 "Long-Term Debt" to the consolidated financial statements in Item 8 of this 10-K.

(2)
Lease payments are subject to escalations in building operating costs and real estate taxes.

(3)
We have estimated the timing of these payments based on our historical experience and our expectation of future payment patterns. However, the timing of these payments may vary significantly from the amounts shown above, especially for our portfolio reserves.

  Off-Balance Sheet Arrangements

        As of December 31, 2007 and 2006, the Company did not have any significant off-balance-sheet arrangements that were not accounted for or disclosed in the consolidated financial statements.

  Credit Facilities

2006 Credit Facility

        On November 6, 2006, Assured Guaranty Ltd. and certain of its subsidiaries entered into a $300.0 million five-year unsecured revolving credit facility (the "2006 credit facility") with a syndicate of banks, for which ABN AMRO Incorporated and Bank of America Securities LLC acted as lead arrangers. Under the 2006 credit facility, each of AGC, Assured Guaranty (UK) Ltd. ("AG (UK)"), AG Re, AGRO and Assured Guaranty Ltd. are entitled to request the banks to make loans to such borrower or to request that letters of credit be issued for the account of such borrower.

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

        At the closing of the 2006 credit facility, (i) AGC guaranteed the obligations of AG (UK) under such facility, (ii) Assured Guaranty Ltd. guaranteed the obligations of AG Re and AGRO under such facility and agreed that, if the Company Consolidated Assets (as defined in the related credit agreement) of AGC and its subsidiaries were to fall below $1.2 billion, it would, within 15 days, guarantee the obligations of AGC and AG (UK) under such facility, (iii) Assured Guaranty Overseas US Holdings Inc. guaranteed the obligations of Assured Guaranty Ltd., AG Re and AGRO under such facility and (iv) Each of AG Re and AGRO guarantees the other as well as Assured Guaranty Ltd.

        The 2006 credit facility's financial covenants require that Assured Guaranty Ltd. (a) maintain a minimum net worth of seventy-five percent (75%) of the Consolidated Net Worth of Assured Guaranty Ltd. as of the most recent fiscal quarter of Assured Guaranty Ltd. prior to November 6, 2006 and (b) maintain a maximum debt-to-capital ratio of 30%. In addition, the 2006 credit facility requires that AGC maintain qualified statutory capital of at least 75% of its statutory capital as of the fiscal quarter prior to November 6, 2006. Furthermore, the 2006 credit facility contains restrictions on Assured Guaranty Ltd. and its subsidiaries, including, among other things, in respect of their ability to incur debt, permit liens, become liable in respect of guaranties, make loans or investments, pay dividends or make distributions, dissolve or become party to a merger, consolidation or acquisition, dispose of assets or enter into affiliate transactions. Most of these restrictions are subject to certain minimum thresholds and exceptions. The 2006 credit facility has customary events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, bankruptcy or insolvency proceedings, change of control and cross-default to other debt agreements. A default by one borrower will give rise to a right of the lenders to terminate the facility and accelerate all amounts then outstanding. As of December 31, 2007 and 2006, Assured Guaranty was in compliance with all of those financial covenants.

        As of December 31, 2007 and 2006, no amounts were outstanding under this facility nor have there been any borrowings under this facility.

        The 2006 credit facility replaced a $300.0 million three-year credit facility. No Letters of Credit were outstanding as of December 31, 2007. Letters of Credit for a total aggregate stated amount of approximately $19.6 million remained outstanding as of December 31,2006.

Non-Recourse Credit Facility

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

        As of December 31, 2007, no amounts were outstanding under this facility nor have there been any borrowings under the life of this facility.

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

        On any date on which accrued interest through the most recent interest payment date has not been paid in full, whether because of an optional deferral or otherwise, AGUS and Assured Guaranty Ltd. will not, and will not permit any subsidiary to, declare or pay any dividends or any distributions on, or make any payments of interest, principal or premium, or any guarantee payments on, or redeem, repurchase, purchase, acquire or make a liquidation payment on, any of AGUS's or Assured Guaranty Ltd.'s capital stock, debt securities that rank equal or junior to the Debentures or the subordinated guarantees or guarantees that rank equal or junior to the Debentures or the subordinated guarantees, other than pro rata payments on debt securities that rank equally with the Debentures and the subordinated guarantees with certain exceptions.

        If AGUS has optionally deferred interest payments otherwise due on the Debentures, then following the earlier of (i) the fifth anniversary of the commencement of a deferral period or (ii) a payment, during a deferral period, of current interest on the Debentures, AGUS and Assured Guaranty Ltd. must make commercially reasonable efforts to sell qualifying warrants and non-cumulative perpetual preferred stock. If such efforts are successful, AGUS must pay optionally deferred interest out of the net proceeds from the sale of such securities. AGUS cannot pay optionally deferred interest from sources other than the net proceeds from the sale of such securities. AGUS's and Assured Guaranty Ltd.'s obligation to make commercially reasonable efforts to sell qualifying warrants and non-cumulative perpetual preferred stock to satisfy AGUS's obligation to pay interest is subject to market disruption events and subject to certain caps, and does not apply if an event of default with respect to the Debentures has occurred and is continuing.

        In connection with the issuance of the Debentures, Assured Guaranty Ltd. and AGUS entered into a replacement capital covenant (the "Replacement Capital Covenant") in which Assured Guaranty Ltd. and AGUS covenanted that (i) AGUS will not redeem or repurchase the Debentures and (ii) Assured Guaranty Ltd. will not purchase the Debentures, in each case on or before December 15, 2046, except, subject to certain limitations, to the extent that the applicable redemption, repurchase or purchase price does not exceed a specified amount of proceeds from the sale, during the 180 days prior to the date of that redemption, repurchase or purchase, of common shares, rights to acquire common shares, and qualifying capital securities.

        Subject to the Replacement Capital Covenant, the Debentures may be redeemed in whole or in part, subject to minimum amounts outstanding, at any time, on or after December 15, 2016, at the cash redemption price of 100% of the principal amount of the Debentures to be redeemed, plus accrued and unpaid interest, together with any compounded interest, on such Debentures to the date of redemption (the "par redemption amount"). AGUS may redeem the Debentures prior to December 15,

2016, in whole but not in part, at a price equal to the greater of (i) the par redemption amount and (ii) the applicable make-whole redemption amount.

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

Committed Capital Securities

        On April 8, 2005, AGC entered into separate agreements (the "Put Agreements") with each of Woodbourne Capital Trust I, Woodbourne Capital Trust II, Woodbourne Capital Trust III and Woodbourne Capital Trust IV (each, a "Custodial Trust") pursuant to which AGC may, at its option, cause each of the Custodial Trusts to purchase up to $50,000,000 of perpetual preferred stock of AGC (the "AGC Preferred Stock").

  Structure

        Each of the Custodial Trusts is a newly organized Delaware statutory trust formed for the purpose of (i) issuing a series of flex committed capital securities (the "CCS Securities") representing undivided beneficial interests in the assets of such Custodial Trust; (ii) investing the proceeds from the issuance of the CCS Securities or any redemption in full of AGC Preferred Stock in a portfolio of high-grade commercial paper and (in limited cases) U.S. Treasury Securities (the "Eligible Assets"), (iii) entering into the Put Agreement with AGC; and (iv) entering into related agreements.

        Initially, all of the CCS Securities were issued to a special purpose pass-through trust (the "Pass-Through Trust"). The Pass-Through Trust is a newly created statutory trust organized under the Delaware Statutory Trust Act formed for the purposes of (i) issuing $200,000,000 of Pass-Through Trust Securities to qualified institutional buyers within the meaning of Rule 144A under the Securities Act of 1933, as amended, (ii) investing the proceeds from the sale of the Pass-Through Trust Securities in, and holding, the CCS Securities issued by the Custodial Trusts and (iii) entering into related agreements. Neither the Pass-Through Trust nor the Custodial Trusts are consolidated in Assured Guaranty's financial statements.

        Income distributions on the Pass-Through Trust Securities will be equal to an annualized rate of One-Month LIBOR plus 110 basis points for all periods ending on or prior to April 8, 2008, and thereafter distributions will be determined pursuant to a remarketing process (the "Flexed Rate Period") or pursuant to an auction process (the "Auction Rate Mode"). If the remarketing process fails and the auction process fails, the annualized rate will be One-Month LIBOR plus 250 basis points. Distributions on the CCS Securities and dividends on the AGC Preferred Stock will be determined pursuant to the same process.

  Put Agreement

        Pursuant to the Put Agreement, AGC will pay a monthly put premium to each Custodial Trust except (1) during any period when the AGC Preferred Stock that has been put to a Custodial Trust is held by that Custodial Trust or (2) upon termination of the Put Agreement. The put premium will equal the product of (A) the applicable distribution rate on the CCS Securities for the respective distribution period less the excess of (i) the Custodial Trust's stated return on the Eligible Assets for such distribution period (including any fees and expenses of the Pass-Through Trust) (expressed as an annual rate) over (ii) the expenses of the Custodial Trust for such distribution period (expressed as an annual rate), (B) the aggregate face amount of the CCS Securities of the Custodial Trust outstanding on the date the put premium is calculated, and (C) a fraction, the numerator of which will be the actual number of days in such distribution period and the denominator of which will be 360. In addition, and as a condition to exercising the put option under a Put Agreement, AGC is required to enter into a Custodial Trust Expense Reimbursement Agreement with the respective Custodial Trust pursuant to which AGC agrees it will pay the fees and expenses of the Custodial Trust (which includes the fees and expenses of the Pass-Through Trust) during the period when such Custodial Trust holds AGC Preferred Stock.

        Upon exercise of the put option granted to AGC pursuant to the Put Agreement, a Custodial Trust will liquidate its portfolio of Eligible Assets and purchase the AGC Preferred Stock and will hold the AGC Preferred Stock until the earlier of (i) the redemption of such AGC Preferred Stock and (ii) the liquidation or dissolution of the Custodial Trust.

        Each Put Agreement has no scheduled termination date or maturity, however, it will terminate if (1) AGC fails to pay the put premium in accordance with the Put Agreement, and such failure continues for five business days, (2) during the Auction Rate Mode, AGC elects to have the AGC Preferred Stock bear a fixed rate dividend (a "Fixed Rate Distribution Event"), (3) AGC fails to pay (i) dividends on the AGC Preferred Stock, or (ii) the fees and expenses of the Custodial Trust, for the related dividend period, and such failure continues for five business days, (4) AGC fails to pay the redemption price of the AGC Preferred Stock and such failure continues for five business days, (5) the face amount of a Custodial Trust's CCS Securities is less than $20,000,000, (6) AGC elects to terminate the Put Agreement, or (7) a decree of judicial dissolution of the Custodial Trust is entered. If, as a result of AGC's failure to pay the put premium, the Custodial Trust is liquidated, AGC will be required to pay a termination payment which will be distributed to the holders of the Pass-Through Trust Securities. The termination payment will be at a rate equal to 1.10% per annum of the amount invested in Eligible Assets calculated from the date of the failure to pay the put premium through the end of the applicable period.

        As of December 31, 2007 and 2006, the put option had not been exercised.

  AGC Preferred Stock

        AGC Preferred Stock will be issued in one or more series, with each series in an aggregate liquidation preference amount equal to the aggregate face amount of a Custodial Trust's outstanding CCS Securities, net of fees and expenses, upon exercise of the put option. Unless redeemed by AGC, the AGC Preferred Stock will be perpetual.

        For each distribution period, holders of the outstanding AGC Preferred Stock of any series, in preference to the holders of common stock and of any other class of shares ranking junior to the AGC Preferred Stock, will be entitled to receive out of any funds legally available therefore when, as and if declared by the Board of Directors of AGC or a duly authorized committee thereof, cash dividends at a rate per share equal to the dividends rate for such series of AGC Preferred Stock for the respective distribution period. Prior to a Fixed Rate Distribution Event, the dividend rate on the AGC Preferred Stock will be equal to the distribution rate on the CCS Securities. The Custodial Trust's expenses (including any expenses of the Pass-Through Trust) for the period will be paid separately by AGC pursuant to the Custodial Trust Expense Reimbursement Agreement.

        Upon a Fixed Rate Distribution Event, the distribution rate on the AGC Preferred Stock will equal the fixed rate equivalent of one-month LIBOR plus 2.50%. A "Fixed Rate Distribution Event" will be deemed to have occurred during the Auction Rate Mode when AGC Preferred Stock is outstanding, if: (1) AGC elects to have the AGC Preferred Stock bear dividends at a fixed rate, (2) AGC fails to pay dividends on the AGC Preferred Stock for the related distribution period and such failure continues for five business days or (3) AGC fails to pay the fees and expenses of the Custodial Trust for the related distribution period pursuant to the Custodial Trust Expense Reimbursement Agreement and such failure continues for five business days.

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

  Investment Portfolio

        Our investment portfolio consisted of $2,587.0 million of fixed maturity securities, $552.9 million of short-term investments and a duration of 3.9 years as of December 31, 2007, compared with $2,331.1 million of fixed maturity securities, $134.1 million of short-term investments and a duration of 3.9 years as of December 31, 2006. Our fixed maturity securities are designated as available-for-sale in accordance with FAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115") Fixed maturity securities are reported at their fair value in accordance with FAS 115, and the change in fair value is reported as part of accumulated other comprehensive income. If we believe the decline in fair value is "other than temporary," we write down the carrying value of the investment and record a realized loss in our statement of operations.

        The following table summarizes our investment portfolio as of December 31, 2007:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	($ in millions)
U.S. government and agencies	$297.4	$13.5	$—	$311.0
Obligations of state and political subdivisions	1,043.0	38.6	(2.8)	1,078.8
Corporate securities	179.4	4.8	(1.4)	182.8
Mortgage-backed securities	859.7	9.9	(4.6)	864.9
Asset-backed securities	68.1	0.3	(0.1)	68.4
Foreign government securities	71.4	1.7	—	73.1
Preferred stock	7.9	0.2	—	8.1

Total fixed maturity securities	2,526.9	69.1	(8.9)	2,587.0
Short-term investments	552.9	—	—	552.9

Total investments(1)	$3,079.8	$69.1	$(8.9)	$3,139.9

        The following table summarizes our investment portfolio as of December 31, 2006:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value(1)
	($ in millions)
U.S. government and agencies	$256.5	$6.9	$(1.4)	$262.1
Obligations of state and political subdivisions	874.7	43.6	(0.9)	917.4
Corporate securities	134.8	4.4	(1.2)	138.1
Mortgage-backed securities	732.5	4.0	(9.8)	726.6
Asset-backed securities	242.8	0.2	(0.9)	242.1
Foreign government securities	45.1	—	(0.3)	44.8
Preferred stock	—	—	—	—

Total fixed maturity securities	2,286.4	59.2	(14.5)	2,331.1
Short-term investments	134.1	—	—	134.1

Total investments(1)	$2,420.4	$59.2	$(14.5)	$2,465.1

    (1)
    Totals may not add across and down due to rounding.

        The amortized cost and estimated fair value of our available-for-sale fixed maturity securities as of December 31, 2007 and 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

        See Note 9 of the notes to our consolidated financial statements for more information on our available-for-sale fixed maturity securities as of December 31, 2007 and 2006.

	As of December 31,
	2007		2006
($ in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$11.7	$11.7	$25.1	$25.0
Due after one year through five years	357.6	364.8	396.7	399.3
Due after five years through ten years	382.5	396.9	340.8	349.8
Due after ten years	907.6	940.6	791.3	830.4
Mortgage-backed securities	859.7	864.9	732.5	726.6
Preferred stock	7.9	8.1	—	—

Total(1)	$2,526.9	$2,587.0	$2,286.4	$2,331.1

    (1)
    Total may not add due to rounding.

        Fair value of the fixed maturity securities is based upon market prices provided by either independent pricing services or, when such prices are not available, by reference to broker or underwriter bid indications. Our investment portfolio does not include any non-publicly traded securities. For a detailed description of our valuation of investments see "—Critical Accounting Estimates."

        We review our investment portfolio for possible impairment losses. For additional information, see "—Critical Accounting Estimates."

        The following table summarizes the ratings distributions of our investment portfolio as of December 31, 2007 and 2006. Ratings are represented by the lower of the Moody's and S&P classifications.

	As of December 31,
	2007	2006
AAA or equivalent	79.9%	81.8%
AA	15.6%	13.5%
A	4.5%	4.7%

Total	100.0%	100.0%

        As of December 31, 2007 and 2006, our investment portfolio did not contain any securities that were not rated or rated below investment grade.

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

        Under agreements with our cedants and in accordance with statutory requirements, we maintain fixed maturity securities in trust accounts for the benefit of reinsured companies and for the protection of policyholders, generally in states where we or our subsidiaries, as applicable, are not licensed or accredited. The carrying value of such restricted balances as of December 31, 2007 and 2006 was $936.0 million and $610.5 million, respectively.

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

        Financial instruments that may be adversely affected by changes in credit spreads consist primarily of Assured Guaranty's outstanding credit derivative contracts. We enter into credit derivative contracts which require us to make payments upon the occurrence of certain defined credit events relating to an underlying obligation (generally a fixed income obligation). The Company's credit derivative exposures are substantially similar to its financial guaranty insurance contracts and provide for credit protection against payment default, and are principally not subject to collateral calls due to changes in market value. In general, the Company structures derivative transactions such that the method for making loss payments is similar to that for financial guaranty policies and only occurs as losses are realized on the underlying reference obligation. Nonetheless, credit derivative transactions are governed by International Swaps and Derivatives Association, Inc. ("ISDA") documentation and may operate differently from financial guaranty policies. For example, our control rights with respect to a reference obligation under a credit derivative may be more limited than when we issue a financial guaranty policy. In addition, while our exposure under credit derivatives, like our exposure under financial guaranty policies, have been generally for as long as the reference obligation remains outstanding, unlike financial guaranty policies, a credit derivative may be terminated for a breach of the ISDA documentation or other specific events. In some older credit derivative transactions, one such specified event is the failure of AGC or AG Re to maintain specified financial strength ratings ranging from BBB- to AA-. If a credit derivative is terminated we could be required to make a mark-to-market payment as determined under the ISDA documentation. For example, if AGC's rating were downgraded to A, under market conditions at December 31, 2007, if the counterparties exercised their right to terminate their credit derivatives, AGC would have been required to make mark-to-market payments of approximately $70 million. As of December 31, 2007 we had pre-IPO transactions with approximately $1.9 billion of par subject to collateral posting due to changes in market value. Currently no collateral posting is required or anticipated for these transactions. Unrealized gains and losses on derivative financial instruments are a function of changes in the estimated fair value of our credit derivative contracts. If credit spreads of the underlying obligations change, the fair value of the related credit derivative changes. Market liquidity could also impact valuations of the underlying obligations. As such, Assured Guaranty experiences mark-to-market gains or losses. We generally hold these derivative contracts to maturity. The unrealized gains and losses on derivative financial instruments will amortize to zero as the exposure approaches its maturity date, unless there is a payment default on the exposure.

        The following table summarizes the estimated change in fair values on the net balance of Assured Guaranty's net structured credit default swap derivative positions assuming immediate parallel shifts in credit spreads at December 31, 2007:

        (Dollars in millions)

Credit Spreads	Estimated Net Fair Value (Pre-Tax)	Estimated Pre-Tax Change in Gain / (Loss)
December 31, 2007:
100% widening in spreads	$(1,488.4)	$(867.5)
50% widening in spreads	(1,052.3)	(431.4)
25% widening in spreads	(833.9)	(213.0)
10% widening in spreads	(707.8)	(86.9)
Base Scenario	(620.9)	—
10% narrowing in spreads	(538.9)	82.0
25% narrowing in spreads	(411.1)	209.8
50% narrowing in spreads	(198.4)	422.5

        The impact of changes in credit spreads will vary based upon the volume, tenor, interest rates, and other market conditions at the time these fair values are determined. In addition, since each transaction has unique collateral and structure terms, the underlying change in fair value of each transaction may vary considerably. During 2007, Assured Guaranty incurred net mark-to-market losses on credit derivative contracts of $(666.9) million, pre-tax, related to high yield and investment grade corporate collateralized loan obligations ("CLOs"), as well as residential and commercial mortgage-backed securities exposures. The unrealized loss on derivatives resulted largely from the decline in fixed income security market prices resulting from higher credit spreads, primarily in the third and fourth quarters of 2007, due to the recent lack of liquidity in the High Yield CDO and CLO market as well as continuing market concerns over the most recent vintages of subprime residential mortgage-backed securities, rather than from credit rating downgrades, delinquencies or defaults on securities guaranteed by the Company.

        See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" for more information.

Recent Accounting Pronouncements

        In September 2006, the FASB issued FAS No. 157, "Fair Value Measurements" ("FAS 157"). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 applies to other accounting pronouncements that require or permit fair value measurements, since the FASB had previously concluded in those accounting pronouncements that fair value is the relevant measure. Accordingly, FAS 157 does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have adopted FAS 157 effective January 1, 2008. FAS 157 is not expected to have a material impact on our results of operations or financial position.

        In February 2007, the FASB issued FAS No. 159, "The Fair Value Option for Financial Assets and Liabilities" ("FAS 159"). FAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value (the "fair value option"). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, FAS 159 specifies that all subsequent changes in fair value for that instrument shall be reported in the Statement of Operations and Comprehensive Income. FAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. We adopted FAS 159 effective January 1, 2008. We did not apply the fair value option to any eligible items on our adoption date.

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

        In December 2007, the FASB issued FAS No. 141 (revised), "Business Combinations" ("FAS 141R"). FAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. FAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. FAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim statements within those fiscal years. Early adoption is not permitted. Since FAS 141R applies prospectively to business combinations whose acquisition date is subsequent to the statement's adoption, FAS 141R is not expected to have an impact on our current results of operations or financial position.

        In December 2007, the FASB issued FAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("FAS 160"). FAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary for the deconsolidation of a subsidiary. FAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim statements within those fiscal years. The Company is currently evaluating the impact, if any, FAS 160 will have on its consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Information concerning quantitative and qualitative disclosures about market risk appears in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "—Critical Accounting Estimates—Valuation of Investments" and "Market Risk."

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management's Responsibility for Financial Statements and Internal Control Over Financial Reporting

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

        The Audit Committee meets with management, the independent registered public accounting firm and the outside firm engaged to perform internal audit functions for the Company; approves the overall scope of audit work and related fee arrangements; and reviews audit reports and findings. In addition, the independent registered public accounting firm and the outside firm engaged to perform internal audit functions for the Company meet separately with the Audit Committee, without management representatives present, to discuss the results of their audits; the adequacy of the Company's internal control; the quality of its financial reporting; and the safeguarding of assets against unauthorized acquisition, use or disposition.

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

        As of December 31, 2007, management has evaluated the effectiveness of the Company's internal control over financial reporting based on the criteria established in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we have concluded that Assured Guaranty Ltd.'s internal control over financial reporting was effective as of December 31, 2007.

        The effectiveness of the Company's internal controls over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this Item under the heading "Report of Independent Registered Public Accounting Firm."

/s/ DOMINIC J. FREDERICO Dominic J. Frederico President and Chief Executive Officer	/s/ ROBERT B. MILLS Robert B. Mills Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Assured Guaranty Ltd.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of shareholders' equity and of cash flows, present fairly, in all material respects, the financial position of Assured Guaranty Ltd. (the "Company") and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Responsibility for Financial Statements and Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
New York, New York
February 28, 2008

Assured Guaranty Ltd.

Consolidated Balance Sheets

(in thousands of U.S. dollars except per share and share amounts)

	As of December 31,
	2007	2006
Assets
Fixed maturity securities, at fair value (amortized cost: $2,526,889 in 2007 and $2,286,373 in 2006)	$2,586,954	$2,331,071
Short-term investments, at cost which approximates fair value	552,938	134,064

Total investments	3,139,892	2,465,135
Cash and cash equivalents	8,048	4,785
Accrued investment income	26,503	24,195
Deferred acquisition costs	259,298	217,029
Prepaid reinsurance premiums	17,049	7,500
Reinsurance recoverable on ceded losses	8,849	10,889
Premiums receivable	57,914	41,565
Goodwill	85,417	85,417
Unrealized gains on derivative financial instruments	17,584	52,596
Deferred income taxes	147,563	—
Other assets	32,242	26,229

Total assets	$3,800,359	$2,935,340

Liabilities and shareholders' equity
Liabilities
Unearned premium reserves	$908,349	$644,496
Reserves for losses and loss adjustment expenses	133,845	120,600
Profit commissions payable	22,332	35,994
Reinsurance balances payable	4,136	7,199
Current income taxes payable	635	7,196
Deferred income taxes	—	39,906
Funds held by Company under reinsurance contracts	25,354	21,412
Unrealized losses on derivative financial instruments	630,210	6,687
Senior Notes	197,408	197,375
Series A Enhanced Junior Subordinated Debentures	149,738	149,708
Liability for tax basis step-up adjustment	9,893	14,990
Other liabilities	51,889	39,016

Total liabilities	2,133,789	1,284,579

Commitments and contingencies
Shareholders' equity
Common stock ($0.01 par value, 500,000,000 shares authorized; 79,948,979 and 67,534,024 shares issued and outstanding in 2007 and 2006)	799	675
Additional paid-in capital	1,023,886	711,256
Retained earnings	585,256	896,947
Accumulated other comprehensive income	56,629	41,883

Total shareholders' equity	1,666,570	1,650,761

Total liabilities and shareholders' equity	$3,800,359	$2,935,340

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Operations and Comprehensive Income

(in thousands of U.S. dollars except per share amounts)

	For the Years Ended December 31,
	2007	2006	2005
Revenues
Gross written premiums	$505,899	$325,670	$252,100
Ceded premiums	(19,615)	(6,998)	(34,778)

Net written premiums	486,284	318,672	217,322
Increase in net unearned premium reserves	(254,304)	(112,018)	(18,596)

Net earned premiums	231,980	206,654	198,726
Net investment income	128,092	111,455	96,836
Net realized investment (losses) gains	(1,344)	(1,994)	2,248
Unrealized (losses) gains on derivative financial instruments	(658,535)	5,524	(3,516)
Other income	485	419	240

Total revenues	(299,322)	322,058	294,534

Expenses
Loss and loss adjustment expenses (recoveries)	7,965	(6,756)	(69,564)
Profit commission expense	6,476	9,528	12,909
Acquisition costs	43,244	44,974	45,302
Other operating expenses	79,866	68,019	59,015
Interest expense	23,529	13,772	13,520
Other expense	2,623	2,547	3,731

Total expenses	163,703	132,084	64,913

(Loss) income before (benefit) provision for income taxes	(463,025)	189,974	229,621
(Benefit) provision for income taxes
Current	12,383	18,644	45,477
Deferred	(172,136)	11,596	(4,304)

Total (benefit) provision for income taxes	(159,753)	30,240	41,173

Net (loss) income	(303,272)	159,734	188,448

Other comprehensive income (loss), net of taxes
Unrealized holding gains (losses) on fixed maturity securities arising during the year	13,638	(7,533)	(29,658)
Reclassification adjustment for realized losses (gains) included in net income	1,327	1,458	(1,815)

Change in net unrealized gains on fixed maturity securities	14,965	(6,075)	(31,473)
Change in cumulative translation adjustment	199	2,544	(1,237)
Change in cash flow hedge	(418)	(418)	(418)

Other comprehensive income (loss), net of taxes	14,746	(3,949)	(33,128)

Comprehensive (loss) income	$(288,526)	$155,785	$155,320

(Loss) earnings per share:
Basic	$(4.46)	$2.18	$2.55
Diluted	$(4.46)	$2.15	$2.53
Dividends per share	$0.16	$0.14	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Shareholders' Equity

For the years ended December 31, 2007, 2006 and 2005

(in thousands of U.S. dollars)

	Common Stock	Treasury Stock Held In Trust	Additional Paid-in Capital	Unearned Stock Grant Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance, December 31, 2004	$757	$(7,850)	$894,219	$(6,729)	$568,255	$78,960	$1,527,612
Net income	—	—	—	—	188,448	—	188,448
Dividends ($0.12 per share)	—	—	—	—	(9,012)	—	(9,012)
Restricted stock issuance, net	3	—	6,593	—	—	—	6,596
Common stock repurchases	(10)	—	(19,004)	—	—	—	(19,014)
Share activity under option and incentive plans, net	(2)	—	(3,874)	—	—	—	(3,876)
Tax benefit for stock options exercised	—	—	4,064	—	—	—	4,064
Vesting of common stock held in trust	—	7,850	—	(7,850)	—	—	—
Unearned stock grant compensation, net	—	—	—	(177)	—	—	(177)
Change in cash flow hedge, net of tax of $(225)	—	—	—	—	—	(418)	(418)
Change in cumulative translation adjustment	—	—	—	—	—	(1,237)	(1,237)
Unrealized loss on fixed maturity securities, net of tax of $(9,107)	—	—	—	—	—	(31,473)	(31,473)

Balance, December 31, 2005	$748	$—	$881,998	$(14,756)	$747,691	$45,832	$1,661,513
Net income	—	—	—	—	159,734	—	159,734
Dividends ($0.14 per share)	—	—	—	—	(10,478)	—	(10,478)
Common stock repurchases	(65)	—	(170,998)	—	—	—	(171,063)
Shares cancelled to pay withholding taxes	(1)	—	(2,914)	—	—	—	(2,915)
Stock options exercises	1	—	2,544	—	—	—	2,545
Tax benefit for stock options exercised	—	—	170	—	—	—	170
Shares issued under Employee Stock Purchase Plan	—	—	501	—	—	—	501
Reclassification due to adoption of FAS 123R	(10)	—	(14,746)	14,756	—	—	—
Share-based compensation and other	2	—	14,701	—	—	—	14,703
Change in cash flow hedge, net of tax of $(225)	—	—	—	—	—	(418)	(418)
Change in cumulative translation adjustment	—	—	—	—	—	2,544	2,544
Unrealized loss on fixed maturity securities, net of tax of $(861)	—	—	—	—	—	(6,075)	(6,075)

Balance, December 31, 2006	$675	$—	$711,256	$—	$896,947	$41,883	$1,650,761
Cumulative effect of FIN 48 adoption	—	—	—	—	2,629	—	2,629
Net loss	—	—	—	—	(303,272)	—	(303,272)
Dividends ($0.16 per share)	—	—	—	—	(11,048)	—	(11,048)
Common stock issuance, net of offering costs	125	—	303,696	—	—	—	303,821
Common stock repurchases	(4)	—	(9,345)	—	—	—	(9,349)
Shares cancelled to pay withholding taxes	(2)	—	(4,086)	—	—	—	(4,088)
Stock options exercises	1	—	1,501	—	—	—	1,502
Tax benefit for stock options exercised	—	—	183	—	—	—	183
Shares issued under Employee Stock Purchase Plan	—	—	627	—	—	—	627
Share-based compensation and other	4	—	20,054	—	—	—	20,058
Change in cash flow hedge, net of tax of $(225)	—	—	—	—	—	(418)	(418)
Change in cumulative translation adjustment	—	—	—	—	—	199	199
Unrealized gain on fixed maturity securities, net of tax of $402	—	—	—	—	—	14,965	14,965

Balance, December 31, 2007	$799	$—	$1,023,886	$—	$585,256	$56,629	$1,666,570

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Cash Flows

(in thousands of U.S. dollars)

	For the Years Ended December 31,
	2007	2006	2005
Operating activities
Net (loss) income	$(303,272)	$159,734	$188,448
Adjustments to reconcile net (loss) income to net cash flows provided by operating activities:
Non-cash interest and operating expenses	21,354	15,455	7,062
Net amortization of premium on fixed maturity securities	2,649	6,075	7,026
(Benefit) provision for deferred income taxes	(172,136)	11,596	(4,304)
Net realized investment losses (gains)	1,344	1,994	(2,248)
Change in unrealized losses (gains) on derivative financial instruments	658,535	(5,524)	3,516
Change in deferred acquisition costs	(42,269)	(23,587)	(7,088)
Change in accrued investment income	(2,308)	(1,519)	(752)
Change in premiums receivable	(16,349)	(8,554)	7,808
Change in prepaid reinsurance premiums	(9,549)	4,978	2,726
Change in unearned premium reserves	263,853	107,347	15,878
Change in reserves for losses and loss adjustment expenses, net	10,926	(2,927)	(18,802)
Change in profit commissions payable	(13,662)	(16,999)	(8,678)
Change in funds held by Company under reinsurance contracts	3,942	2,226	(31,582)
Change in current income taxes	(6,346)	10,371	1,559
Tax benefit for stock options exercised	(183)	(170)	4,064
Change in liability for tax basis step-up adjustment	(5,097)	(5,139)	(746)
Other	(5,582)	6,217	13,470

Net cash flows provided by operating activities	385,850	261,574	177,357

Investing activities
Fixed maturity securities:
Purchases	(1,054,591)	(883,221)	(956,803)
Sales	786,590	656,958	727,016
Maturities	24,724	16,495	14,675
(Purchases) sales of short-term investments, net	(421,112)	(18,693)	60,011

Net cash flows used in investing activities	(664,389)	(228,461)	(155,101)

Financing activities
Net proceeds from common stock issuance	304,016	—	—
Repurchases of common stock	(9,349)	(171,063)	(19,014)
Dividends paid	(11,032)	(10,458)	(9,012)
Proceeds from employee stock purchase plan	627	501	356
Share activity under option and incentive plans	(2,584)	(424)	(4,267)
Tax benefit for stock options exercised	183	170	—
Net proceeds from issuance of Series A Enhanced Junior Subordinated Debentures	—	149,708	—
Debt issue costs	(425)	(1,500)	—
Repayment of notes assumed during formation transactions	—	(2,000)	—

Net cash flows provided by (used in) financing activities	281,436	(35,066)	(31,937)
Effect of exchange rate changes	366	548	(1,107)

Increase (decrease) in cash and cash equivalents	3,263	(1,405)	(10,788)
Cash and cash equivalents at beginning of year	4,785	6,190	16,978

Cash and cash equivalents at end of year	$8,048	$4,785	$6,190

Supplemental cash flow information
Cash paid during the year for:
Income taxes	$28,917	$9,386	$40,014
Interest	$23,677	$14,081	$14,000

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

1. Business and Organization

        On April 28, 2004, subsidiaries of ACE Limited ("ACE") completed an initial public offering ("IPO") of 49,000,000 of their 75,000,000 common shares, par value $0.01 per share, of Assured Guaranty Ltd. (the "Company"), formerly AGC Holdings Ltd. Assured Guaranty Ltd.'s common shares are traded on the New York Stock Exchange under the symbol "AGO". The IPO raised approximately $840.1 million in net proceeds, all of which went to the selling shareholders.

        On December 20, 2006, Assured Guaranty US Holdings Inc., a subsidiary of the Company, completed the issuance of $150.0 million Series A Enhanced Junior Subordinated Debentures and used the proceeds to repurchase 5,692,599 of the Company's common shares from a subsidiary of ACE. As of December 31, 2007 ACE owns approximately 24% of the Company's outstanding common shares.

        On December 21, 2007, the Company completed the sale of 12,483,960 of its common shares at a price of $25.50 per share. The net proceeds of the sale totaled approximately $303.8 million. The Company has contributed the net proceeds of the offering to its reinsurance subsidiary, Assured Guaranty Re Ltd. ("AG Re"). AG Re has used the proceeds to provide capital support in the form of a reinsurance portfolio transaction with Ambac Assurance Corp. for approximately $29 billion of net par outstanding, as well as to support the growth of Assured Guaranty Corp. ("AGC"), the Company's direct financial guaranty subsidiary, by providing reinsurance. AG Re is AGC's principal financial guaranty reinsurer.

        Assured Guaranty Ltd. is a Bermuda based holding company which provides, through its operating subsidiaries, credit enhancement products to the public finance, structured finance and mortgage markets. Credit enhancement products are financial guarantees or other types of support, including credit derivatives, that improve the credit of underlying debt obligations. Assured Guaranty Ltd. applies its credit expertise, risk management skills and capital markets experience to develop insurance, reinsurance and derivative products that meet the credit enhancement needs of its customers. Under a reinsurance agreement, the reinsurer, in consideration of a premium paid to it, agrees to indemnify another insurer, called the ceding company, for part or all of the liability of the ceding company under one or more insurance policies that the ceding company has issued. A derivative is a financial instrument whose characteristics and value depend upon the characteristics and value of an underlying security. Assured Guaranty Ltd. markets its products directly to and through financial institutions, serving the U.S. and international markets. Assured Guaranty Ltd.'s financial results include four principal business segments: financial guaranty direct, financial guaranty reinsurance, mortgage guaranty and other. These segments are further discussed in Note 23.

        Financial guaranty insurance provides an unconditional and irrevocable guaranty that protects the holder of a financial obligation against non-payment of principal and interest when due. Financial guaranty insurance may be issued to the holders of the insured obligations at the time of issuance of those obligations, or may be issued in the secondary market to holders of public bonds and structured securities. A loss event occurs upon existing or anticipated credit deterioration, while a payment under a policy occurs when the insured obligation defaults. This requires the Company to pay the required principal and interest when due in accordance with the underlying contract. The principal types of obligations covered by the Company's financial guaranty direct and financial guaranty assumed reinsurance businesses are structured finance obligations and public finance obligations. Because both

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

1. Business and Organization (Continued)

businesses involve similar risks, the Company analyzes and monitors its financial guaranty direct portfolio and financial guaranty assumed reinsurance portfolio on a unified process and procedure basis.

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

2. Significant Accounting Policies

  Basis of Presentation

        The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. (See Notes 4 and 11 for discussion of significant estimates of derivatives and losses.)

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

2. Significant Accounting Policies (Continued)

refunding accomplished by placing U.S. Government securities in escrow, the remaining unearned premium reserves are earned at that time. Unearned premium reserves represent the portion of premiums written that is applicable to the unexpired amount at risk of insured bonds.

        In the Company's reinsurance businesses, the Company estimates the ultimate written and earned premiums to be received from a ceding company at the end of each quarter and the end of each year because some of the Company's ceding companies report premium data anywhere from 30 to 90 days after the end of the relevant period. Written premiums reported in the Company's statement of operations are based upon reports received from ceding companies supplemented by the Company's own estimates of premium for which ceding company reports have not yet been received. Differences between such estimates and actual amounts are recorded in the period in which the actual amounts are determined.

  Investments

        The Company accounts for its investments in fixed maturity securities in accordance with the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("FAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"). Management determines the appropriate classification of securities at the time of purchase. As of December 31, 2007 and 2006, all investments in fixed maturity securities were designated as available-for-sale and are carried at fair value with a corresponding adjustment to accumulated other comprehensive income. The fair values of all the Company's investments are calculated from independent market valuations. The fair values of the Company's U.S. Treasury securities are primarily determined based upon broker dealer quotes obtained from several independent active market makers. The fair values of the Company's portfolio other than U.S. Treasury securities are determined primarily using matrix-pricing models. The matrix-pricing models incorporate factors such as tranche type, collateral coupons, average life, payment speeds, and spreads, in order to calculate the fair values of specific securities owned by the Company.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

2. Significant Accounting Policies (Continued)

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

        If the Company believes a decline in the value of a particular investment is temporary, the decline is recorded as an unrealized loss on the balance sheet in accumulated other comprehensive income in shareholders' equity. If the Company believes the decline is "other than temporary," the Company will write down the carrying value of the investment and record a realized loss in its consolidated statements of operations and comprehensive income. The Company's assessment of a decline in value includes management's current assessment of the factors noted above. The Company also seeks advice from its outside investment managers. If the Company's assessment changes in the future, the Company may ultimately record a loss after having originally concluded that the decline in value was temporary.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

2. Significant Accounting Policies (Continued)

discussed above in the Premium Revenue Recognition section, the related deferred acquisition cost is expensed at that time.

  Reserves for Losses and Loss Adjustment Expenses

        Reserves for losses and loss adjustment expenses for non-derivative transactions in the Company's financial guaranty direct, financial guaranty assumed reinsurance and mortgage guaranty business include case reserves and portfolio reserves. See Note 4. Derivatives, for more information on the Company's derivative transactions. Case reserves are established when there is significant credit deterioration on specific insured obligations and the obligations are in default or default is probable, not necessarily upon non-payment of principal or interest by an insured. Case reserves represent the present value of expected future loss payments and loss adjustment expenses ("LAE"), net of estimated recoveries, but before considering ceded reinsurance. This reserving method is different from case reserves established by traditional property and casualty insurance companies, which establish case reserves upon notification of a claim and establish incurred but not reported ("IBNR") reserves for the difference between actuarially estimated ultimate losses and recorded case reserves. Financial guaranty insurance and assumed reinsurance case reserves and related salvage and subrogation, if any, are discounted at the taxable equivalent yield on the Company's investment portfolio, which is approximately 6%, in all periods presented. When the Company becomes entitled to the underlying collateral of an insured credit under salvage and subrogation rights as a result of a claim payment, it records salvage and subrogation as an asset, based on the expected level of recovery. Such amounts are included in the Company's balance sheet within "Other assets."

        The Company records portfolio reserves in its financial guaranty direct, financial guaranty assumed reinsurance and mortgage guaranty business. Portfolio reserves are established with respect to the portion of the Company's business for which case reserves have not been established.

        Portfolio reserves are not established based on a specific event, rather they are calculated by aggregating the portfolio reserve calculated for each individual transaction. Individual transaction reserves are calculated on a quarterly basis by multiplying the par in-force by the product of the ultimate loss and earning factors without regard to discounting. The ultimate loss factor is defined as the frequency of loss multiplied by the severity of loss, where the frequency is defined as the probability of default for each individual issue. The earning factor is inception to date earned premium divided by the estimated ultimate written premium for each transaction. The probability of default is estimated from rating agency data and is based on the transaction's credit rating, industry sector and time until maturity. The severity is defined as the complement of recovery/salvage rates gathered by the rating agencies of defaulting issues and is based on the industry sector.

        Portfolio reserves are recorded gross of reinsurance. The Company has not ceded any amounts under these reinsurance contracts, as the Company's recorded portfolio reserves have not exceeded the Company's contractual retentions, required by said contracts.

        The Company records an incurred loss that is reflected in the statement of operations upon the establishment of portfolio reserves. When the Company initially records a case reserve, the Company

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

2. Significant Accounting Policies (Continued)

reclassifies the corresponding portfolio reserve already recorded for that credit within the balance sheet. The difference between the initially recorded case reserve and the reclassified portfolio reserve is recorded as a charge in the Company's statement of operations. Any subsequent change in portfolio reserves or the initial case reserves are recorded quarterly as a charge or credit in the Company's statement of operations in the period such estimates change. Due to the inherent uncertainties of estimating loss and LAE reserves, actual experience may differ from the estimates reflected in the Company's consolidated financial statements, and the differences may be material.

        The Company also records IBNR reserves for its other segment. IBNR is an estimate of losses for which the insured event has occurred but the claim has not yet been reported to the Company. In establishing IBNR, the Company uses traditional actuarial methods to estimate the reporting lag of such claims based on historical experience, claim reviews and information reported by ceding companies. The Company records IBNR for trade credit reinsurance within its other segment. The other segment represents lines of business that the Company exited or sold prior to the IPO.

        For mortgage guaranty transactions the Company records portfolio reserves in a manner consistent with its financial guaranty business. While other mortgage guaranty insurance companies do not record portfolio reserves, rather just case and IBNR reserves, the Company records portfolio reserves because the Company writes business on an excess of loss basis, while other industry participants write quota share or first layer loss business. The Company manages and underwrites this business in the same manner as its financial guaranty insurance and reinsurance business because they have similar characteristics as insured obligations of mortgage-backed securities.

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

        The Company believes the guidance of FAS 60 does not expressly address the distinctive characteristics of financial guaranty insurance, so the Company also applies the analogous guidance of Emerging Issues Task Force ("EITF") Issue No. 85-20, "Recognition of Fees for Guaranteeing a Loan" ("EITF 85-20"), which provides guidance relating to the recognition of fees for guaranteeing a loan, which has similarities to financial guaranty insurance contracts. Under the guidance in EITF 85-20, the guarantor should assess the probability of loss on an ongoing basis to determine if a liability should be recognized under FAS No. 5, "Accounting for Contingencies" ("FAS 5"). FAS 5 requires that a loss be recognized where it is probable that one or more future events will occur confirming that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

2. Significant Accounting Policies (Continued)

        The Company is aware that there are certain differences regarding the measurement of portfolio loss liabilities among companies in the financial guaranty industry. In January and February 2005, the Securities and Exchange Commission ("SEC") staff had discussions concerning these differences with a number of industry participants. Based on these discussions, in June 2005, the FASB staff decided additional guidance is necessary regarding financial guaranty contracts. On April 18, 2007, the FASB issued an exposure draft "Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60" ("Exposure Draft"). This Exposure Draft would clarify how FAS 60 applies to financial guarantee insurance contracts, including the methodology to be used to account for premium revenue and claim liabilities. The scope of this Exposure Draft is limited to financial guarantee insurance (and reinsurance) contracts issued by insurance enterprises included within the scope of FAS 60. While certain provisions of the Exposure Draft are still being analyzed, management believes that the cumulative effect of initially applying the Exposure Draft, particularly with respect to revenue recognition and claims liability, could be material to the Company's financial statements. A final Exposure Draft is expected to be issued by the end of the first quarter 2008, with an anticipated effective date of January 1, 2009. Until a final pronouncement is issued, the Company intends to continue to apply its existing policy with respect to premium revenue and the establishment of both case and portfolio reserves.

  Profit Commissions

        Under the terms of certain of the Company's reinsurance contracts, the Company is obligated to pay the ceding company at predetermined future dates a contingent commission based upon a specified percentage of the net underwriting profits. The Company's liability for the present value of expected future payments is shown on the balance sheet under the caption, "Profit commissions payable". The unamortized discount on this liability was $0 and $0.7 million as of December 31, 2007 and 2006, respectively.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

2. Significant Accounting Policies (Continued)

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

  Goodwill

        Goodwill is evaluated for impairment at least annually in accordance with FAS No. 142, "Goodwill and Other Intangible Assets". No such impairment was recognized in the years ended December 31, 2007, 2006 or 2005. See Note 5. Goodwill, for more information.

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

  Earnings Per Share

        Basic earnings per share is calculated using the weighted-average number of common shares outstanding during the year. In calculating diluted earnings per share, the shares issued are increased to include all potentially dilutive securities. All potentially dilutive securities, including nonvested restricted stock and stock options, are excluded from the basic earnings per share calculation. Basic and diluted earnings per share are calculated by dividing net income by the applicable number of shares as described above. See Note 21. (Loss) Earnings Per Share, for more information.

  Share-Based Compensation

        Prior to January 1, 2006, the Company accounted for its share-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations, as permitted by FAS No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). During the year ended December 31, 2005 the Company recorded no share-based employee compensation expense for options granted under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (the "Incentive Plan") as all

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

2. Significant Accounting Policies (Continued)

options granted under that plan had exercise prices equal to the fair market value of the Company's common stock on the date of grant. Also, during the year ended December 31, 2005, the Company recorded no compensation expense in connection with the Assured Guaranty Ltd. Employee Stock Purchase Plan (the "Stock Purchase Plan") as the purchase price of the stock was not less than 85% of the lower of the fair market value of the Company's common stock at the beginning of each offering period or at the end of each purchase period. In accordance with FAS 123 and FAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("FAS 148") the Company disclosed its net income and earnings per share in the notes to consolidated financial statements as if the Company had applied the fair value-based method in measuring compensation expense for its share-based incentive programs.

        Effective January 1, 2006, the Company adopted the fair value recognition provisions of FAS No. 123 (revised), "Share-Based Payment" ("FAS 123R") using the modified prospective transition method. Under that transition method, compensation expense includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation expense for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R. See Note 20 for further discussion regarding the methodology utilized in recognizing share-based compensation expense.

  Variable Interest Entities and Special Purpose Entities

        The Company provides financial guarantees with respect to debt obligations of special purpose entities, including variable interest entities ("VIEs"). The Company's variable interest exists through this financial guaranty insurance or credit derivative contract. The transaction structure generally provides certain financial protections to the Company. This financial protection can take several forms, the most common are over-collateralization, first loss protection (or subordination) and excess spread. In the case of over-collateralization (i.e., the principal amount of the securitized assets exceeds the principal amount of the structured finance obligations guaranteed by the Company), the structure allows defaults of the securitized assets before a default is experienced on the structured finance obligation guaranteed by the Company. In the case of first loss, the financial guaranty insurance policy only covers a senior layer of losses of multiple obligations issued by special purpose entities, including VIEs. The first loss exposure with respect to the assets is either retained by the seller or sold off in the form of equity or mezzanine debt to other investors. In the case of excess spread, the financial assets contributed to special purpose entities, including VIEs, generate interest cash flows that are in excess of the interest payments on the debt issued by the special purpose entity. Such excess spread is typically distributed through the transaction's cash flow waterfall and may be used to create additional credit enhancement, applied to redeem debt issued by the special purpose entity (thereby creating additional over-collateralization), or distributed to equity or other investors in the transaction.

        There are two different accounting frameworks applicable to special purpose entities ("SPE"); the qualifying SPE ("QSPE") framework under FAS 140; and the VIE framework under Financial Interpretation ("FIN") 46R "Consolidation of Variable Interest Entities". The applicable framework

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

2. Significant Accounting Policies (Continued)

depends on the nature of the entity and the Company's relation to that entity. The QSPE framework is applicable when an entity transfers (sells) financial assets to a SPE meeting certain criteria as defined in FAS 140. These criteria are designed to ensure that the activities of the entity are essentially predetermined in their entirety at the inception of the vehicle; decision making is limited and restricted to certain events, and that the transferor of the financial assets cannot exercise control over the entity and the assets therein. Entities meeting these criteria are not consolidated by the transferor or other counterparty, as long as the entity does not have the unilateral ability to liquidate or to cause it to no longer meet the QSPE criteria. SPEs meeting all of FAS 140's criteria for a QSPE are not within the scope of FIN 46 and as such, need not be assessed for consolidation. When the SPE does not meet the QSPE criteria, consolidation is assessed pursuant to FIN 46R. Under FIN 46R, a VIE is defined as an entity that is not assessed for consolidation by determining which party maintains a controlling financial interest. As such, a VIE (i) lacks enough equity investment at risk to permit the entity to finance its activities without additional subordinated financial support from other parties, (ii) its equity owners lack the right to make significant decisions affecting the entity's operations, and (iii) its equity owners do not have an obligation to absorb or the right to receive the entity's losses or returns. FIN 46R requires a variable interest holder (e.g., an investor in the entity or a financial guarantor) to consolidate that VIE if that holder will absorb a majority of the expected losses of the VIE, receive a majority of the residual returns of the VIE, or both. The Company determines whether it is the primary beneficiary of a VIE by first performing a qualitative analysis of the VIE that includes, among other factors, its capital structure, contractual terms, which variable interests create or absorb variability, related party relationships and the design of the VIE. When qualitative analysis is not conclusive the Company performs a quantitative analysis. To date the results of the qualitative and quantitative analyses have indicated that the Company does not have a majority of the variability and as a result these VIEs are not consolidated in the Company's financial statements.

Qualifying Special Purpose Entities:

        During 2006, the Company issued a financial guaranty on financial assets that were transferred into a special purpose entity for which the business purpose of that entity was to provide a financial guarantee client with funding for their debt obligation. This entity met the characteristics of a QSPE in accordance with FAS 140. QSPEs are not subject to the requirements of FIN 46R and accordingly are not consolidated in the Company's financial statements. QSPEs are legal entities that are demonstrably distinct from the Company, and neither the Company, nor its affiliates or its agents can unilaterally dissolve the QSPE. The QSPE's permitted activities are contractually limited to purchasing assets, issuing notes to fund such purchases, and related administrative services. Pursuant to the terms of the Company's insurance policy, insurance premiums are paid to the Company by the QSPE and are earned in a manner consistent with other insurance policies, over the risk period. Any losses incurred would be included in the Company's consolidated statements of operations.

        There were no such transactions during 2007 or 2005.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

3. Recent Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued FAS No. 157, "Fair Value Measurements" ("FAS 157"). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 applies to other accounting pronouncements that require or permit fair value measurements, since the FASB had previously concluded in those accounting pronouncements that fair value is the relevant measure. Accordingly, FAS 157 does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have adopted FAS 157 effective January 1, 2008. FAS 157 is not expected to have a material impact on our results of operations or financial position.

        In February 2007, the FASB issued FAS No. 159, "The Fair Value Option for Financial Assets and Liabilities" ("FAS 159"). FAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value (the "fair value option"). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, FAS 159 specifies that all subsequent changes in fair value for that instrument shall be reported in the Statement of Operations and Comprehensive Income. FAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. We adopted FAS 159 effective January 1, 2008. We did not apply the fair value option to any eligible items on our adoption date.

        In April 2007, the FASB Staff issued FASB Staff Position No. FIN 39-1, "Amendment of FASB Interpretation No. 39" ("FSP FIN 39-1"), which permits companies to offset cash collateral receivables or payables with net derivative positions under certain circumstances. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. FSP FIN 39-1 will not affect the Company's results of operations or financial position, though it may affect the balance sheet classification of certain assets and liabilities.

        In December 2007, the FASB issued FAS No. 141 (revised), "Business Combinations" ("FAS 141R"). FAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. FAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. FAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim statements within those fiscal years. Early adoption is not permitted. Since FAS 141R applies prospectively to business combinations whose acquisition date is subsequent to the statement's adoption, FAS 141R is not expected to have an impact on our current results of operations or financial position.

        In December 2007, the FASB issued FAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("FAS 160"). FAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary for the deconsolidation of a subsidiary. FAS 160 is effective for financial statements issued for fiscal years beginning after

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

3. Recent Accounting Pronouncements (Continued)

December 15, 2008, and interim statements within those fiscal years. The Company is currently evaluating the impact, if any, FAS 160 will have on its consolidated financial statements.

4. Derivatives

        Certain products (principally credit protection oriented) issued by the Company have been deemed to meet the definition of a derivative under FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), FAS No. 149,"Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("FAS 149") and FAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("FAS 155"). These products consist primarily of credit derivatives. In addition, the Company issued a few index based derivative financial instruments prior to 2004. FAS 133, FAS 149 and FAS 155, which the Company adopted on January 1, 2007, establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. FAS 133 and FAS 149 require that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheets and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value, cash flow or foreign currency hedge. FAS 155 requires companies to recognize freestanding or embedded derivatives relating to beneficial interests in securitized financial instruments. This recognition was not required prior to January 1, 2007. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company had no derivatives that were designated as hedges, except as described in Note 18. Long-Term Debt, during 2007, 2006 and 2005.

        The Company uses derivative instruments primarily to offer credit protection to others. The Company records these transactions at fair value. Where available, the Company uses market prices to determine the fair value of these credit derivatives. If market prices are not available, the fair value is estimated using a combination of observable market data and valuation models that specifically relate to each type of credit protection. Market conditions at December 31, 2007 were such that market prices were generally not available. Where market prices were not available, the Company used a combination of observable market data and valuation models, using various market indexes, to estimate the fair value of its credit derivatives. These models are primarily developed internally based on market conventions for similar transactions. Management considers the non-standard terms of its credit derivative contracts in determining the fair value of these contracts. These terms differ from credit derivatives sold by companies outside of the financial guaranty industry. The non-standard terms include the absence of collateral support agreements or immediate settlement provisions, relatively high attachment points and the fact that the Company does not typically exit derivatives it sells for credit protection purposes, except under specific circumstances such as exiting a line of business. Because of these terms and conditions, the fair value of the Company's credit derivatives may not reflect the same prices observed in an actively traded market of credit default swaps that do not contain terms and conditions similar to those observed in the financial guaranty market. These models and the related assumptions are continuously reevaluated by management and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely market information.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

4. Derivatives (Continued)

        Valuation models include the use of management estimates and current market information. Management is also required to make assumptions on how the fair value of derivative instruments is affected by current market conditions. Management considers factors such as current prices charged for similar agreements, performance of underlying assets, life of the instrument, and the extent of credit default swaps ("CDS") exposure the Company ceded under reinsurance agreements, and the nature and extent of activity in the financial guaranty credit derivative marketplace. The assumptions that management uses to determine its fair value may change in the future due to market conditions. Due to the inherent uncertainties of the assumptions used in the valuation models to determine the fair value of these derivative products, actual experience may differ from the estimates reflected in the Company's consolidated financial statements, and the differences may be material.

        The Company records premiums received from the issuance of derivative instruments in gross written premiums and establishes unearned premium reserves and loss reserves. These loss reserves represent the Company's best estimate of the probable losses expected under these contracts and are calculated in the same manner as the Company's financial guaranty business. See Note 2. Significant Accounting Policies, Reserves for Losses and Loss Adjustment Expenses, for more information. Unrealized gains and losses on derivative financial instruments are computed as the difference between fair value and the total of the unearned premium reserves, losses and LAE reserve, premiums receivable, prepaid reinsurance premiums and reinsurance recoverable on ceded losses. Changes in unrealized gains and losses on derivative financial instruments are reflected in the consolidated statements of operations and comprehensive income. Cumulative unrealized gains are reflected as assets in the Company's balance sheets. Unrealized gains and losses resulting from changes in the fair value of derivatives occur because of changes in interest rates, credit spreads, recovery rates, the credit ratings of the referenced entities and other market factors. The Company generally holds derivative contracts to maturity. However, in certain circumstances such as for risk management purposes or as a result of a decision to exit a line of business, the Company may decide to terminate a derivative contract prior to maturity. The unrealized gains and losses on derivative financial instruments will amortize to zero as the exposure approaches its maturity date, unless there is a payment default on the exposure. In the event that the Company terminates a derivative contract prior to maturity as a result of a decision to exit a line of business or for risk management purposes, the unrealized gain or loss will be realized through premiums earned and losses incurred. Changes in the fair value of the Company's derivative contracts do not reflect actual claims or credit losses, and have no impact on the Company's claims-paying resources, rating agency capital or regulatory capital positions.

        The Company recorded a pretax net unrealized loss on derivative financial instruments of $658.5 million for the year ended December 31, 2007, a pretax net unrealized gain on derivative financial instruments of $5.5 million for the year ended December 31, 2006, and a pretax net unrealized loss on derivative financial instruments of $3.5 million for the year ended December 31, 2005. For the year ended 2007, approximately 45% of the Company's unrealized loss on derivative financial instruments is due to a decline in the market value of high yield and investment grade corporate collateralized loan obligation transactions, with the balance generated by lower market values principally in the residential and commercial mortgage-backed securities markets. With considerable volatility continuing in the market, the fair value adjustment amount will fluctuate significantly in future periods.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

4. Derivatives (Continued)

        In general, the Company structures derivative transactions such that the method for making loss payments is similar to that for financial guaranty policies and only occurs as losses are realized on the underlying reference obligation. Nonetheless, credit derivative transactions are governed by International Swaps and Derivatives Association, Inc. ("ISDA") documentation and may operate differently from financial guaranty policies. For example, our control rights with respect to a reference obligation under a credit derivative may be more limited than when we issue a financial guaranty policy. In addition, while our exposure under credit derivatives, like our exposure under financial guaranty policies, have been generally for as long as the reference obligation remains outstanding, unlike financial guaranty policies, a credit derivative may be terminated for a breach of the ISDA documentation or other specific events. In some older credit derivative transactions, one such specified event is the failure of AGC or AG Re to maintain specified financial strength ratings ranging from BBB- to AA-. If a credit derivative is terminated we could be required to make a mark-to-market payment as determined under the ISDA documentation. For example, if AGC's rating were downgraded to A, under market conditions at December 31, 2007, if the counterparties exercised their right to terminate their credit derivatives, AGC would have been required make mark-to-market payments of approximately $70 million. As of December 31, 2007 the Company had pre-IPO transactions with approximately $1.9 billion of par subject to collateral posting due to changes in market value. Currently no collateral posting is required or anticipated for these transactions. Unrealized gains and losses on derivative financial instruments are a function of changes in the estimated fair value of the Company's credit derivative contracts. If credit spreads of the underlying obligations change, the fair value of the related credit derivative changes. Market liquidity could also impact valuations of the underlying obligations. As such, the Company experiences mark-to-market gains or losses.

        The total notional amount of insured CDS exposure outstanding as of December 31, 2007 and 2006 and included in the Company's financial guaranty exposure was $71.6 billion and $49.4 billion, respectively. The following table summarizes the estimated change in fair values on the net balance of the Company's net structured credit default swap derivative positions assuming immediate parallel shifts in credit spreads at December 31, 2007:

    (Dollars in millions)

Credit Spreads	Estimated Net Fair Value (Pre-Tax)	Estimated Pre-Tax Change in Gain/(Loss)
December 31, 2007:
100% widening in spreads	$(1,488.4)	$(867.5)
50% widening in spreads	(1,052.3)	(431.4)
25% widening in spreads	(833.9)	(213.0)
10% widening in spreads	(707.8)	(86.9)
Base Scenario	(620.9)	—
10% narrowing in spreads	(538.9)	82.0
25% narrowing in spreads	(411.1)	209.8
50% narrowing in spreads	(198.4)	422.5

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

4. Derivatives (Continued)

        The impact of changes in credit spreads will vary based upon the volume, tenor, interest rates, and other market conditions at the time these fair values are determined. In addition, since each transaction has unique collateral and structure terms, the underlying change in fair value of each transaction may vary considerably. During 2007, the Company incurred net mark-to-market losses on credit derivative contracts of $(666.9) million, pre-tax, related to high yield and investment grade corporate collateralized loan obligations ("CLOs"), as well as residential and commercial mortgage-backed securities exposures. The unrealized loss on derivatives resulted largely from the decline in fixed income security market prices resulting from higher credit spreads, primarily in the third and fourth quarters of 2007, due to the recent lack of liquidity in the High Yield CDO and CLO market as well as continuing market concerns over the most recent vintages of subprime residential mortgage-backed securities, rather than from credit rating downgrades, delinquencies or defaults on securities guaranteed by the Company.

        In 2007 the Company also recorded a fair value gain of $8.3 million, pre-tax, related to Assured Guaranty Corp.'s committed capital securities. See Note 18. Long-Term Debt.

        The following table summarizes activities related to derivative financial instruments (in thousands of U.S. dollars):

	2007	2006	2005
Balance sheets as of December 31,
Assets:
Premiums receivable	$30,112	$18,792	$16,199
Prepaid reinsurance premiums	3,519	2,964	3,005
Unrealized gains on derivative financial instruments	17,584	52,596	53,037

Liabilities:
Unearned premium reserves	19,656	13,508	12,548
Reserves for losses and LAE	8,295	4,743	11,045
Unrealized losses on derivative financial instruments	630,210	6,687	12,652

Net (liability) asset—fair value of derivative financial instruments	$(606,946)	$49,414	$35,996

Statements of operations for the years ended December 31,
Net written premiums	$78,314	$62,852	$58,207

Net earned premiums	72,721	61,851	59,287
Loss and loss adjustment (expenses) recoveries	(2,187)	18,079	5,678
Unrealized (losses) gains on derivative financial instruments	(658,535)	5,524	(3,516)

Total impact of derivative financial instruments	$(588,001)	$85,454	$61,449

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

5. Goodwill

        Goodwill of $94.6 million arose from ACE's acquisition of Capital Re Corporation as of December 31, 1999 and was being amortized over a period of twenty-five years. On January 1, 2002, the Company ceased amortizing goodwill as part of its adoption of FAS 142 and now evaluates it for impairment at least annually in accordance with FAS 142. No such impairment was recognized in the years ended December 31, 2007, 2006 and 2005.

        The following table details goodwill by segment as of December 31, 2007 and 2006:

	As of December 31,
(in thousands of U.S. dollars)	2007	2006
Financial guaranty direct	$14,748	$14,748
Financial guaranty reinsurance	70,669	70,669
Mortgage guaranty	—	—
Other	—	—

Total	$85,417	$85,417

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

        The Company's U.S. domiciled insurance companies prepare statutory financial statements in accordance with accounting practices prescribed or permitted by the National Association of Insurance Commissioners ("NAIC") and their respective Insurance Departments. Prescribed statutory accounting practices are set forth in the NAIC Accounting Practices and Procedures Manual. There are no permitted accounting practices on a statutory basis. The combined capital and statutory surplus of the Company's U.S. domiciled insurance companies was $430.5 million and $316.4 million as of December 31, 2007 and 2006, respectively. The statutory combined net income of the Company's U.S. domiciled insurance companies was $73.2 million, $66.0 million and $103.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

        Assured Guaranty Re Ltd. ("AG Re") a Bermuda regulated Class 3 insurer and Long-Term insurer prepares its statutory financial statements in conformity with the accounting principles set forth in The Insurance Act 1978, amendments thereto and Related Regulations. The statutory capital and surplus of AG Re was $1,059.3 million and $693.6 million as of December 31, 2007 and 2006, respectively. The statutory net income of AG Re was $78.9 million, $91.7 million and $88.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

7. Insurance in Force

        As of December 31, 2007 and 2006, net financial guaranty par in force, including insured CDS, was approximately $200.3 billion and $132.3 billion, respectively. The portfolio was broadly diversified by payment source, geographic location and maturity schedule, with no single risk representing more than 0.8% and 1.1% of the total net par in force as of December 31, 2007 and 2006, respectively.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

7. Insurance in Force (Continued)

        The composition of net par in force by bond type was as follows:

	As of December 31,
	2007	2006
	(in billions of U.S. dollars)
U.S. public finance:
General obligation	$20.3	$12.7
Tax-backed	17.8	11.8
Municipal utilities	11.7	9.7
Healthcare	10.4	6.6
Transportation	10.0	6.3
Higher education	3.7	1.3
Investor-owned utilities	2.3	1.6
Housing	2.0	1.1
Other public finance	3.8	1.3

Total U.S. public finance	81.9	52.3

U.S. structured finance:
Pooled corporate obligations	33.8	25.6
Prime mortgage-backed and home equity	11.2	4.8
Subprime mortgage-backed and home equity	7.0	6.4
Consumer receivables	6.6	2.7
Commercial mortgage-backed securities	6.0	5.4
Commercial receivables	5.2	2.5
Structured credit	1.6	1.6
Insurance securitizations	1.2	0.8
Other structured finance	1.2	1.9

Total U.S. structured finance	73.8	51.6

International:
Infrastructure and pooled infrastructure	11.6	8.3
Pooled corporate obligations	8.5	3.6
Regulated utilities	8.3	4.8
Mortgage-backed and home equity	7.3	5.0
Public finance	2.0	1.2
Commercial receivables	1.9	1.1
Commercial mortgage-backed securities	1.2	1.1
Future flow	1.1	1.0
Insurance securitizations	0.9	0.9
Structured credit	0.6	0.6
Consumer receivables	0.4	0.1
Other international structured finance	0.8	0.8

Total international	44.5	28.4

Total exposures(1)	$200.3	$132.3

(1)
Totals may not add due to rounding.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

7. Insurance in Force (Continued)

        Maturities for U.S. public finance obligations range from 1 to 49 years, with a weighted average life of 16 years. U.S. structured finance transactions have legal maturities that range from 1 to 40 years with a weighted average life of 8 years. International finance transactions have legal maturities that range from 1 to 60 years with a weighted average life of 13 years. CDS transactions are included in all structured finance categories and tax-backed and investor-owned utilities categories in public finance.

        The portfolio contained exposures in each of the 50 states and abroad. The distribution of net financial guaranty par outstanding by geographic location is set forth in the following table:

	As of December 31, 2007		As of December 31, 2006
	Net par outstanding	% of Net par outstanding	Net par outstanding	% of Net par outstanding
	(in billions of U.S. dollars)
Domestic:
California	$13.1	6.5%	$7.6	5.7%
New York	7.4	3.7%	5.9	4.4%
Florida	6.4	3.2%	2.8	2.1%
Texas	4.7	2.4%	3.2	2.4%
Illinois	4.2	2.1%	3.0	2.3%
Massachusetts	3.8	1.9%	2.6	2.0%
Pennsylvania	3.5	1.8%	2.1	1.6%
New Jersey	2.6	1.3%	2.0	1.5%
Washington	2.5	1.3%	2.0	1.5%
Michigan	2.3	1.1%	1.7	1.3%
Other states	31.4	15.7%	19.4	14.7%
Mortgage and structured (multiple states)	73.8	36.9%	51.6	39.0%

Total domestic exposures	155.7	77.8%	103.9	78.5%

International:
United Kingdom	25.1	12.5%	18.9	14.3%
Germany	4.4	2.2%	3.0	2.3%
Australia	3.1	1.5%	1.1	0.8%
Italy	0.9	0.4%	0.4	0.3%
Turkey	0.8	0.4%	0.7	0.5%
Other	10.2	5.1%	4.3	3.3%

Total international exposures	44.5	22.2%	28.4	21.5%

Total exposures(1)	$200.3	100.0%	$132.3	100.0%

(1)
Totals may not add due to rounding.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

7. Insurance in Force (Continued)

        The following table sets forth the net financial guaranty par outstanding by underwriting rating:

	As of December 31, 2007		As of December 31, 2006
Ratings(1)	Net par outstanding	% of Net par outstanding	Net par outstanding	% of Net par outstanding
	(in billions of U.S. dollars)
Super senior	$36.4	18.2%	$16.2	12.3%
AAA	47.3	23.6%	40.8	30.9%
AA	38.4	19.2%	23.0	17.4%
A	49.2	24.6%	32.8	24.9%
BBB	26.9	13.4%	18.2	13.7%
Below investment grade	2.1	1.1%	1.3	0.9%

Total exposures(2)	$200.3	100.0%	$132.3	100.0%

(1)
The Company's internal rating. The Company's scale is comparable to that of the nationally recognized rating agencies. The super senior category, which is not generally used by rating agencies, is used by the Company in instances where the Company's AAA-rated exposure has additional credit enhancement due to either (1) the existence of another security rated AAA that is subordinated to the Company's exposure or (2) the Company's exposure benefits from a different form of credit enhancement that would pay any claims first in the event that any of the exposures incurs a loss, and such credit enhancement, in management's opinion, causes the Company's attachment point to be materially above the AAA attachment point.

(2)
Totals may not add due to rounding.

        As part of its financial guaranty business, the Company enters into CDS transactions whereby one party pays a periodic fee in fixed basis points on a notional amount in return for a contingent payment by the other party in the event one or more defined credit events occurs with respect to one or more third party referenced securities or loans. A credit event may be a nonpayment event such as a failure to pay, bankruptcy, or restructuring, as negotiated by the parties to the CDS transaction. The total notional amount of insured CDS exposure outstanding as of December 31, 2007 and 2006 and included in the Company's financial guaranty exposure was $71.6 billion and $49.4 billion, respectively.

        As of December 31, 2007 and 2006, the Company's net mortgage guaranty insurance in force (representing the current principal balance of all mortgage loans currently reinsured) was approximately $1.1 billion and $1.8 billion, respectively, and net risk in force was approximately $1.1 billion and $1.8 billion, respectively. These amounts are not included in the above table.

8. Premiums Earned from Refunded and Called Bonds

        Net earned premiums include $17.6 million, $11.2 million and $12.1 million for 2007, 2006 and 2005, respectively, related to refunded and called bonds, which reflect the unscheduled pre-payment or refundings of underlying municipal bonds. 2007 included $2.8 million of public finance refundings in the financial guaranty direct segment and $14.8 million of refundings in the financial guaranty reinsurance segment. There were no unscheduled refundings in the financial guaranty direct segment in 2006 and 2005. The unscheduled refundings included in net earned premiums for 2006 and 2005 related to financial guaranty reinsurance segment. These unscheduled refundings are sensitive to market interest rates.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

9. Investments

        The following table summarizes the Company's aggregate investment portfolio as of December 31, 2007:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands of U.S. dollars)
Fixed maturity securities
U.S. government and agencies	$297,445	$13,524	$(17)	$310,952
Obligations of state and political subdivisions	1,043,000	38,612	(2,773)	1,078,839
Corporate securities	179,369	4,759	(1,368)	182,760
Mortgage-backed securities	859,666	9,882	(4,686)	864,862
Asset-backed securities	68,148	341	(82)	68,407
Foreign government securities	71,386	1,694	(18)	73,062
Preferred stock	7,875	197	—	8,072

Total fixed maturity securities	2,526,889	69,009	(8,944)	2,586,954
Short-term investments	552,938	—	—	552,938

Total investments	$3,079,827	$69,009	$(8,944)	$3,139,892

        The following table summarizes the Company's aggregate investment portfolio as of December 31, 2006:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands of U.S. dollars)
Fixed maturity securities
U.S. government and agencies	$256,498	$6,931	$(1,374)	$262,055
Obligations of state and political subdivisions	874,712	43,590	(906)	917,396
Corporate securities	134,822	4,430	(1,163)	138,089
Mortgage-backed securities	732,481	3,971	(9,845)	726,607
Asset-backed securities	242,809	235	(914)	242,130
Foreign government securities	45,051	31	(288)	44,794
Preferred stock	—	—	—	—

Total fixed maturity securities	2,286,373	59,188	(14,490)	2,331,071
Short-term investments	134,064	—	—	134,064

Total investments	$2,420,437	$59,188	$(14,490)	$2,465,135

        Approximately 28% and 29% of the Company's total investment portfolio as of December 31, 2007 and 2006, respectively, was composed of mortgage-backed securities, including collateralized mortgage obligations and commercial mortgage-backed securities. As of both December 31, 2007 and 2006, the weighted average credit quality of the Company's entire investment portfolio was AAA. The Company's portfolio is comprised primarily of high-quality, liquid instruments. We continue to receive sufficient

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

9. Investments (Continued)

information to value our investments and have not had to modify our approach due to the current market conditions.

        The amortized cost and estimated fair value of available-for-sale fixed maturity securities as of December 31, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands of U.S. dollars)
Due within one year	$11,702	$11,735
Due after one year through five years	357,577	364,799
Due after five years through ten years	382,499	396,916
Due after ten years	907,570	940,570
Mortgage-backed securities	859,666	864,862
Preferred stock	7,875	8,072

Total	$2,526,889	$2,586,954

        Proceeds from the sale of available-for-sale fixed maturity securities were $786.6 million, $657.0 million and $727.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

        Net realized investment gains (losses) consisted of the following:

	For the Years Ended December 31,
	2007	2006	2005
	(in thousands of U.S. dollars)
Gains	$1,984	$2,467	$5,471
Losses	(3,328)	(4,461)	(3,223)
Other than temporary impairments	—	—	—

Net realized investment (losses) gains	$(1,344)	$(1,994)	$2,248

        The change in net unrealized gains (losses) of available-for-sale fixed maturity securities consists of:

	For the Years Ended December 31,
	2007	2006	2005
	(in thousands of U.S. dollars)
Fixed maturity securities	$15,367	$(6,936)	$(40,580)
Less: Deferred income tax expense (benefit)	402	(861)	(9,107)

Change in net unrealized gains (losses) on fixed maturity securities	$14,965	$(6,075)	$(31,473)

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

9. Investments (Continued)

        The following tables summarize, for all securities in an unrealized loss position as of December 31, 2007 and 2006, the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.

	As of December 31, 2007
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in millions of U.S. dollars)
U.S. government and agencies	$25.4	$—	$—	$—	$25.4	$—
Obligations of state and political subdivisions	190.2	(2.5)	8.6	(0.3)	198.8	(2.8)
Corporate securities	33.2	(1.1)	12.8	(0.3)	46.0	(1.4)
Mortgage-backed securities	64.6	(0.7)	234.3	(3.9)	298.9	(4.6)
Asset-backed securities	5.1	—	20.1	(0.1)	25.2	(0.1)
Foreign government securities	2.6	—	—	—	2.6	—
Preferred stock	—	—	—	—	—	—

Total	$321.1	$(4.3)	$275.8	$(4.6)	$596.9	$(8.9)

	As of December 31, 2006
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in millions of U.S. dollars)
U.S. government and agencies	$53.1	$(0.5)	$59.2	$(0.9)	$112.3	$(1.4)
Obligations of state and political subdivisions	88.6	(0.5)	24.0	(0.4)	112.6	(0.9)
Corporate securities	12.2	—	45.5	(1.1)	57.7	(1.1)
Mortgage-backed securities	143.6	(1.9)	306.2	(7.9)	449.8	(9.8)
Asset-backed securities	79.6	(0.1)	76.5	(0.9)	156.1	(1.0)
Foreign government securities	38.2	(0.2)	3.2	(0.1)	41.4	(0.3)
Preferred stock	—	—	—	—	—	—

Total	$415.3	$(3.2)	$514.6	$(11.3)	$929.9	$(14.5)

        The above balances include 161 and 224 fixed maturity securities as of December 31, 2007 and 2006, respectively. The Company has considered factors such as sector credit ratings and industry analyst reports in evaluating the above securities for impairment. The Company has concluded that these securities are not other than temporarily impaired as of December 31, 2007 and 2006, since it has the ability and intent to hold these securities until they recover their value or until maturity.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

9. Investments (Continued)

        Net investment income is derived from the following sources:

	For the Years Ended December 31,
	2007	2006	2005
	(in thousands of U.S. dollars)
Income from fixed maturity securities	$123,426	$105,886	$95,689
Income from short-term investments	7,266	7,927	3,624

Gross investment income	130,692	113,813	99,313
Less: investment expenses	(2,600)	(2,358)	(2,477)

Net investment income	$128,092	$111,455	$96,836

        Under agreements with its cedants and in accordance with statutory requirements, the Company maintains fixed maturity securities in trust accounts of $936.0 million and $610.5 million as of December 31, 2007 and 2006, respectively, for the benefit of reinsured companies and for the protection of policyholders, generally in states in which the Company or its subsidiaries, as applicable, are not licensed or accredited.

        The Company is not exposed to significant concentrations of credit risk within its investment portfolio.

        No material investments of the Company were non-income producing for the years ended December 31, 2007, 2006 and 2005.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

10. Reserves for Losses and Loss Adjustment Expenses

        The following table provides a reconciliation of the beginning and ending balances of reserves for losses and LAE:

	For the Years Ended December 31,
	2007	2006	2005
	(in thousands of U.S. dollars)
Balance as of January 1	$120,600	$128,421	$236,202
Less reinsurance recoverable	(10,889)	(12,350)	(120,220)

Net balance as of January 1	109,711	116,071	115,982
Transfers to case reserves from portfolio reserves	11,008	733	13,747
Incurred losses and loss adjustment expenses pertaining to case and IBNR reserves:
Current year	9,456	772	10,609
Prior years	(18,281)	(13,028)	(76,683)

	(8,825)	(12,256)	(66,074)
Transfers to case reserves from portfolio reserves	(11,008)	(733)	(13,747)
Incurred losses and loss adjustment expenses pertaining to portfolio reserves	16,790	5,500	(3,490)

Total incurred losses and loss adjustment expenses (recoveries)	7,965	(6,756)	(69,564)
Loss and loss adjustment expenses (paid) and recovered pertaining to:
Current year	(2,637)	(20)	(143)
Prior years	8,695	355	77,340

Total loss and loss adjustment expenses recovered	6,058	335	77,197
Change in salvage recoverable	1,295	42	(2,497)
Foreign exchange (gain) loss on reserves	(33)	19	(5,047)

Net balance as of December 31	124,996	109,711	116,071
Plus reinsurance recoverable	8,849	10,889	12,350

Balance as of December 31	$133,845	$120,600	$128,421

        The difference between the portfolio reserve transferred to case reserves and the ultimate case reserve recorded is included in current year incurred amounts.

        The financial guaranty case basis reserves have been discounted using the taxable equivalent yield on our investment portfolio, which approximated 6% in 2007, 2006 and 2005, resulting in a discount of $3.9 million, $9.6 million and $10.7 million, respectively.

        The favorable prior year development in 2007 of $18.3 million is primarily due to $8.6 million of loss recoveries, $5.0 million reduction in case reserves and $4.3 million increase in salvage reserves for aircraft-related transactions, reported to us by our cedant. These losses were incurred in 2002 and 2006.

        The favorable prior year development in 2006 of $13.0 million is primarily due to $13.5 million of loss recoveries from third party litigation settlements.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

10. Reserves for Losses and Loss Adjustment Expenses (Continued)

        The favorable prior year development in 2005 of $76.7 million is primarily due to $71.0 million in loss recoveries from a third party litigation settlement agreement, with two parties, relating to a reinsurance claim incurred in 1998 and 1999 as well as a $2.4 million recovery related to the equity layer credit protection business. Further contributing to the favorable prior year development is changes in credit quality and from continued runoff from maturing CDO exposures, as well as management updating its loss reserving data, as part of the Company's normal portfolio reserve process, to include the most current rating agency default studies.

        Reinsurance recoverables and loss and loss adjustment expense reserves decreased in 2005 due to a quota share retrocession agreement that the Company entered into on April 28, 2004 with ACE INA Overseas Insurance Company Ltd. ("AIOIC"), a subsidiary of ACE, whereby it ceded 100% of any potential losses associated with an action filed by World Omni Financial Corp. ("World Omni") against AG Intermediary Inc. and AGRO, subsidiaries of the Company, for a premium of $32.2 million. The matter was settled on December 15, 2005 between AIOIC and World Omni. Upon settlement, the Company released $54.2 million of reinsurance recoverables and loss and loss adjustment expense reserves, representing its entire obligation to World Omni (see Note 16. Commitments and Contingencies). Also contributing to the decreases was $53.3 million of released reinsurance recoverables and loss and loss adjustment expense reserves, due to the run-off and novation of the Company's trade credit business, which is included in the Company's other segment.

        Losses and loss adjustment expenses (received) paid, were $(6.1) million, $(0.3) million and $(77.2) million, respectively, for the years ended December 31, 2007, 2006 and 2005. The loss recovery of $6.1 million in 2007 is mainly a result of loss recoveries of $8.6 million from two aircraft-related transactions in which claims were paid in 2002 and 2006. These recoveries were partially offset by loss payments related to assumed U.S. home equity line of credit exposures. The loss recovery of $0.3 million in 2006 is due to $13.5 million of net recoveries from third party litigation settlements. These recoveries were primarily offset by loss payments of which two of the largest were made on a U.S. Infrastructure transaction and a European Infrastructure transaction. The loss recovery of $77.2 million in 2005 is primarily due to $71.0 million in loss recoveries from a third party litigation settlement agreement, with two parties, relating to a reinsurance claim incurred in 1998 and 1999 as well as a $2.4 million recovery related to the equity layer credit protection business, mentioned above.

11. U.S. Subprime Mortgage-Backed and Home Equity ("HELOC") Exposures

        The Company insures various types of Residential Mortgage-Backed Securitizations ("RMBS"). Such transactions may include obligations backed by closed-end first mortgage loans and closed- and open-end second mortgage loans or home equity loans on one-to-four family residential properties, including condominiums and cooperative apartments. An RMBS transaction where the underlying collateral is comprised of revolving home equity lines of credit ("HELOC") is generally referred to as a HELOC transaction. In general, the collateral supporting HELOC securitizations are second lien loans made to prime borrowers. As of December 31, 2007, the Company had net par outstanding of $2.4 billion related to HELOC securitizations, of which $2.1 billion are transactions with Countrywide. Countrywide's HELOC servicer ratings were recently downgraded by Moody's Investor Services from SQ1 to SQ1- ("strong") and by Fitch from RPS1 to RPS1- ("fully acceptable") and placed on watch negative by Standard & Poors. As of December 31, 2007, the Company has recorded portfolio reserves of $17.6 million and case reserves of $2.5 million for its HELOC exposures. Based on the evidence

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

11. U.S. Subprime Mortgage-Backed and Home Equity ("HELOC") Exposures (Continued)

available at December 31, 2007 the Company does not believe loss related to its direct Countrywide HELOCs is probable and, therefore, has not recorded a case reserve. The performance of our HELOC exposures deteriorated during 2007 and transactions, particularly those originated in the period from 2005 through 2007, continue to perform below our original underwriting expectations. The ultimate performance of these transactions will depend on many factors, such as the level and timing of loan defaults, interest proceeds generated by the securitized loans, repayment speeds and changes in home prices, as well as the levels of credit support built into each transaction. Other factors also may have a material impact upon the ultimate performance of each transaction, including the ability of the seller and servicer to fulfill all of their contractual obligations including its obligation to fund future draws on lines of credit. The variables affecting transaction performance are interrelated, difficult to predict and subject to considerable volatility. Consequently, the range of potential outcomes is wide and subject to significant uncertainty. Based on currently available information, the Company believes the possible range of case loss is $0–$100 million after-tax. If actual results differ materially from any of our assumptions, the losses incurred could be materially different from our estimate. The Company continues to update its evaluation of these exposures as new information becomes available.

        Another type of RMBS transaction is generally referred to as "Subprime RMBS". The collateral supporting such transactions is comprised of first-lien residential mortgage loans made to subprime borrowers. A "subprime borrower" is one considered to be a higher risk credit based on credit scores or other risk characteristics. As of December 31, 2007, the Company had net par outstanding of $7.0 billion related to Subprime RMBS securitizations. Of that amount, $6.3 billion is from transactions issued in the period from 2005 through 2007 and written in our direct financial guaranty segment. The majority of the Company's Subprime RMBS exposure is rated triple-A by all major rating agencies, and by the Company, at December 31, 2007. As of December 31, 2007, the Company had portfolio reserves of $3.8 million and case reserves of $9.0 million related to its $7.0 billion U.S. Subprime RMBS exposure, of which $2.2 million were portfolio reserves related to its $6.3 billion exposure in the direct financial guaranty segment for transactions issued from 2005 through 2007.

        The problems affecting the subprime mortgage market have been widely reported, with rising delinquencies, defaults and foreclosures negatively impacting the performance of Subprime RMBS transactions. Those concerns relate primarily to Subprime RMBS issued in the period from 2005 through 2007. The $6.3 billion exposure that the Company has to such transactions in its direct financial guaranty segment benefits from various structural protections, including credit enhancement that on average currently equals approximately 39.4% of the remaining principal balance of the transactions. The ultimate performance of these transactions remains highly uncertain and may be subject to considerable volatility due to the influence of many factors, including the level and timing of loan defaults, changes in housing prices and other variables. The Company's current estimate of loss reserves related to its Subprime RMBS exposures represent management's best estimate of loss based on the current information, however, actual results may differ materially from current estimates. The Company will continue to monitor the performance of its Subprime RMBS exposures and will adjust the risk ratings of those transactions based on actual performance and management's estimates of future performance.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

12. Income Taxes

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

        Prior to the IPO in April 2004, Assured Guaranty US Holdings Inc. ("AGUS"), Assured Guaranty Corp. ("AGC"), Assured Value Insurance Company ("AVIC"), an AGC subsidiary prior to its merger into AGC in December 2006, AG Financial Products Inc. ("AGFP") and AFP Transferor Inc. ("AFP") had historically filed their U.S. income tax returns in the consolidated U.S. tax return of its former shareholder. For periods after April 2004, AGUS and its subsidiaries, AGC, AVIC (prior to merger into AGC in December 2006), AGFP and AFP (for the period ended May 18, 2005) file a consolidated federal income tax return. Assured Guaranty Overseas US Holdings Inc. ("AGOUS") and its subsidiaries, AGRO, Assured Guaranty Mortgage Insurance Company and AG Intermediary Inc., have historically filed a consolidated federal income tax return. AGRO, a Bermuda domiciled company, has elected under Section 953(d) of the Internal Revenue Code to be taxed as a U.S. domestic corporation. Each company, as a member of its respective consolidated tax return group, has paid its proportionate share of the consolidated federal tax burden for its group as if each company filed on a separate return basis with current period credit for net losses.

        The following table provides the Company's income tax (benefit) provision and effective tax rates:

	For the Years Ended December 31,
	2007	2006	2005
	(in thousands of U.S. dollars)
Current tax expense	$12,383	$18,644	$45,477
Deferred tax (benefit) expense	(172,136)	11,596	(4,304)

(Benefit) provision for income taxes	$(159,753)	$30,240	$41,173

Effective tax rate	34.5%	15.9%	17.9%

        Reconciliation of the difference between the provision for income taxes and the expected tax provision at statutory rates in taxable jurisdictions was as follows:

	For the Years Ended December 31,
	2007	2006	2005
	(in thousands of U.S. dollars)
Expected tax provision at statutory rates in taxable jurisdictions	$(135,905)	$42,494	$52,390
Tax-exempt interest	(13,362)	(11,642)	(11,570)
Change in FIN 48 liability	(10,150)	—	—
Other	(336)	(612)	353

Total provision for income taxes	$(159,753)	$30,240	$41,173

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

12. Income Taxes (Continued)

        The deferred income tax asset (liability) reflects the tax effect of the following temporary differences:

	As of December 31,
	2007	2006
	(in thousands of U.S. dollars)
Deferred tax assets:
Unrealized losses on derivative financial instruments	$166,321	$—
Reserves for losses and loss adjustment expenses	17,233	15,558
Tax and loss bonds	18,857	12,834
Net operating loss carry forward	19,189	17,231
Alternative minimum tax credit	727	727
Tax basis step-up	9,148	10,639
Other	6,283	2,405

Total deferred income tax assets	237,758	59,394

Deferred tax liabilities:
Unrealized gains on derivative financial instruments	—	12,220
Deferred acquisition costs	40,401	32,132
Unearned premium reserves	6,373	7,654
Contingency reserves	17,697	11,674
Unrealized appreciation on investments	17,320	16,963
Other	1,404	11,657

Total deferred income tax liabilities	83,195	92,300

Valuation allowance	7,000	7,000

Net deferred income tax asset (liability)	$147,563	$(39,906)

        As of December 31, 2007, AGRO had a standalone net operating loss carry forward of $54.8 million, which is available to offset future U.S. federal taxable income $34.1 million through 2017 and $20.7 million through 2023. As a Section 953(d) company, any standalone net operating losses of AGRO are treated as dual consolidation losses and are not permitted to offset the income of any other members of the consolidated group. Management believes it is more likely than not that $20.0 million of AGRO's $54.8 million net operating loss will not be utilized before it expires and has established a $7.0 million valuation allowance related to the net operating loss carryforward deferred tax asset. The valuation allowance is subject to considerable judgment, is reviewed quarterly and will be adjusted to the extent actual taxable income differs from estimates of future taxable income that may be used to realize net operating loss carryforwards or capital losses.

  Taxation of Subsidiaries

        The Company's Bermuda subsidiaries are not subject to any income, withholding or capital gains taxes under current Bermuda law. The Company's U.S. and U.K. subsidiaries are subject to income taxes imposed by U.S. and U.K. authorities and file applicable tax returns. In addition, AGRO, a

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

12. Income Taxes (Continued)

Bermuda domiciled company, has elected under Section 953(d) of the U.S. Internal Revenue Code to be taxed as a U.S. domestic corporation.

        The U.S. Internal Revenue Service ("IRS") has completed audits of all of the Company's U.S. subsidiaries' federal income tax returns for taxable years through 2001. In September 2007, the IRS completed its audit of tax years 2002 through 2004 for Assured Guaranty Overseas US Holdings Inc. and subsidiaries, which includes Assured Guaranty Overseas US Holdings Inc., AGRO, Assured Guaranty Mortgage Insurance Company and AG Intermediary Inc. As a result of the audit there were no significant findings and no cash settlements with the IRS. In addition the IRS is reviewing AGUS for tax years 2002 through the date of the IPO. AGUS includes Assured Guaranty US Holdings Inc., AGC and AG Financial Products and were part of the consolidated tax return of a subsidiary of ACE, for years prior to the IPO. The Company is indemnified by ACE for any potential tax liability associated with the tax examination of AGUS as it relates to years prior to the IPO. In addition, tax years 2005 and 2006 remain open.

  Adoption of FIN 48

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

        Subsequent to the adoption of FIN 48, the IRS published final regulations on the treatment of consolidated losses. As a result of these regulations the utilization of certain capital losses is no longer at a level that would require recording an associated liability for an uncertain tax position. As such, the Company decreased its liability for unrecognized tax benefits and its provision for income taxes $4.1 million during the period ended March 31, 2007. In September 2007, upon completion of the IRS audit of Assured Guaranty Overseas US Holdings Inc. and subsidiaries, the liability for unrecognized tax benefits was reduced by approximately $6.0 million. The total liability for unrecognized tax benefits as of December 31, 2007 is $2.8 million, and is included in other liabilities on the balance sheet. The Company does not believe it is reasonably possible that this amount will change significantly in the next twelve months.

        The Company's policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of the date of adoption, the Company has accrued $0.9 million in interest and penalties.

        The following table provides a reconciliation of the beginning and ending balances of the total liability for unrecognized tax benefits recorded under FIN 48:

(in thousands of U.S. dollars)
Balance as of January 1, 2007	$12,945
Decrease in unrecognized tax benefits as a result of position taken during a prior period	(4,132)
Decrease in unrecognized tax benefits relating to completion of IRS audit	(6,018)

Balance as of December 31, 2007	$2,795

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

12. Income Taxes (Continued)

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

        The Company initially recorded a $49.0 million reduction of its existing deferred tax liability, based on an estimate of the ultimate resolution of the Section 338(h)(10) election. Under the tax allocation agreement, the Company estimated that, as of the IPO date, it was obligated to pay $20.9 million to AFS and accordingly established this amount as a liability. The initial difference, which is attributable to the change in the tax basis of certain liabilities for which there is no associated step-up in the tax basis of its assets and no amounts due to AFS, resulted in an increase to additional paid-in capital of $28.1 million. The Company has paid ACE and correspondingly reduced its liability by $5.1 million and $5.1 million in 2007 and 2006, respectively.

13. Analysis Of Premiums Written, Premiums Earned And Loss And Loss Adjustment Expenses

        To limit its exposure on assumed risks, the Company entered into certain proportional and non-proportional retrocessional agreements with other insurance companies, primarily subsidiaries of ACE, the Company's former parent, to cede a portion of the risk underwritten by the Company, prior to the IPO. In addition, the Company enters into reinsurance agreements with non-affiliated companies to limit its exposure to risk on an on-going basis.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

13. Analysis Of Premiums Written, Premiums Earned And Loss And Loss Adjustment Expenses (Continued)

        In the event that any or all of the reinsurers are unable to meet their obligations, the Company would be liable for such defaulted amounts. Direct, assumed, and ceded amounts were as follows:

	For the Years Ended December 31,
	2007	2006	2005
	(in thousands of U.S. dollars)
Premiums Written
Direct	$248,581	$189,262	$96,181
Assumed	257,318	136,408	155,919
Ceded	(19,615)	(6,998)	(34,778)

Net	$486,284	$318,672	$217,322

Premiums Earned
Direct	$130,163	$91,962	$77,332
Assumed	111,925	126,666	158,907
Ceded	(10,108)	(11,974)	(37,513)

Net	$231,980	$206,654	$198,726

Loss and loss adjustment expenses (recoveries)
Direct	$31,414	$(15,556)	$(4,547)
Assumed	(24,636)	9,740	(132,491)
Ceded	1,187	(940)	67,474

Net	$7,965	$(6,756)	$(69,564)

        Reinsurance recoverable on ceded losses and LAE as of December 31, 2007 and December 31, 2006 were $8.8 million and $10.9 million, respectively. Of these amounts, $8.8 million and $10.8 million, respectively, relate to reinsurance agreements with ACE.

Agreement with Ambac Assurance Corporation

        In December 2007, AG Re reinsured a diversified portfolio of financial guaranty contracts totaling approximately $29 billion of net par outstanding from Ambac Assurance Corporation ("Ambac"), a subsidiary of Ambac Financial Group, Inc. The ceded contracts are entirely in financial guaranty form and contain no CDS contracts. The portfolio was reinsured under AG Re's existing master facultative reinsurance agreement with Ambac. In addition, effective November 15, 2007 AG Re agreed to provide reinsurance under the terms of Ambac's current surplus share treaty program that expires March 31, 2008. Ambac has also agreed to offer AG Re the opportunity to provide reinsurance under the terms of Ambac's surplus share treaty programs that commence April 1, 2008, 2009 and 2010, if Ambac maintains its reinsurance program in those periods.

Agreement with Financial Security Assurance Inc.

        During 2005, AGC and AG Re, two of the Company's subsidiaries, entered into a reinsurance agreement with Financial Security Assurance Inc. ("FSA") pursuant to which substantially all of FSA's financial guaranty risks previously ceded to AGC (the "Ceded Business") were assumed by AG Re. This agreement was effective as of January 1, 2005 and is consistent with the Company's IPO strategy of AGC ceasing to write new reinsurance business and transferring its existing reinsurance business to

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

13. Analysis Of Premiums Written, Premiums Earned And Loss And Loss Adjustment Expenses (Continued)

AG Re to optimize capital utilization. In connection with the transaction, AGC transferred liabilities of $169.0 million, consisting primarily of unearned premium reserves. All profit and loss related items associated with this transfer were eliminated in consolidation, with the exception of profit commission expense, certain other operating expenses, and provision for income taxes. Since this transaction transferred unearned premium reserve from AGC, a U.S. tax paying entity, to AG Re, a non-U.S. tax paying entity, the Company released a deferred tax liability related to differences between the book and tax carrying amounts of unearned premium reserves which resulted in a tax benefit. The total impact of all these items increased 2005 net income $1.9 million. FSA has released AGC from all liabilities with respect to the Ceded Business. AG Re has assumed substantially all of AGC's liabilities with respect to the Ceded Business. FSA may receive a profit commission on the Ceded Business based on its future performance.

        FSA also reassumed from AG Re during 2005, approximately $12.4 million of unearned premium reserves, net of ceding commissions, of healthcare related business with an approximate par value of $820.0 million.

14. Insurance Regulations

        AGC is a Maryland domiciled insurance company and a subsidiary of the Company. Under Maryland's 1993 revised insurance law, the amount of surplus available for distribution as dividends is subject to certain statutory provisions, which generally prohibit the payment of dividends in any twelve-month period in an aggregate amount exceeding the lesser of 10% of surplus or net investment income (at the preceding December 31) without prior approval of the Maryland Commissioner of Insurance. The amount available for distribution from the Company during 2008 with notice to, but without prior approval of, the Maryland Commissioner of Insurance under the Maryland insurance law is approximately $40.0 million. During the years ended December 31, 2007, 2006 and 2005, AGC declared and paid $12.1 million, $13.8 million and $4.3 million, respectively, in dividends to AGUS. Under Maryland insurance regulations, AGC is required at all times to maintain a minimum surplus of $750,000.

        AG Re's and AGRO's dividend distribution are governed by Bermuda law. Under Bermuda law, dividends may only be paid if there are reasonable grounds for believing that the Company is, or would after the payment be, able to pay its liabilities as they become due and if the realizable value of its assets would thereby not be less than the aggregate of its liabilities and issued share capital and share premium accounts. Distributions to shareholders may also be paid out of statutory capital, but are subject to a 15% limitation without prior approval of the Bermuda Monetary Authority. Dividends are limited by requirements that the subject company must at all times (i) maintain the minimum solvency margin required under the Insurance Act of 1978 and (ii) have relevant assets in an amount at least equal to 75% of relevant liabilities, both as defined under the Insurance Act of 1978. The amount available at AG Re to pay dividends in 2008 in compliance with Bermuda law is $1,001.4 million. However, any distribution which results in a reduction of 15% of more of AG Re's total statutory capital, as set out in its previous years financial statements, would require the prior approval of the Bermuda Monetary Authority. During 2007, AG Re declared dividends of $36.0 million and paid $35.3 million to Assured Guaranty Ltd. During 2006, AG Re declared dividends of $46.5 million and paid $42.6 million to Assured Guaranty Ltd. During 2005, AG Re declared dividends of $19.4 million and paid $38.4 million to Assured Guaranty Ltd.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

15. Related Party Transactions

        In 2004 the Company entered into reinsurance transactions with ACE subsidiaries as part of the IPO. The business ceded was part of the Company's other segment, and is no longer written. The following table summarizes the activity with ACE subsidiaries ("affiliated") and non-affiliated entities for each line item where applicable in the income statements. The affiliated amounts relate primarily to these legacy reinsurance transactions.

	For the Years Ended December 31,
	2007	2006	2005
	(in thousands of U.S. dollars)
Net earned premiums
Non-affiliated:
Gross written premiums	$505,899	$325,846	$252,100
Ceded written premiums	(16,050)	(2,872)	(2,556)

Net written premiums	489,849	322,974	249,544
Increase in net unearned premium reserves	(254,275)	(109,763)	(17,610)

Non-affiliated net earned premiums	235,574	213,211	231,934

Affiliated:
Gross written premiums	—	(176)	—
Ceded written premiums	(3,565)	(4,126)	(32,222)

Net written premiums	(3,565)	(4,302)	(32,222)
Increase in net unearned premium reserves	(29)	(2,255)	(986)

Affiliated net earned premiums	(3,594)	(6,557)	(33,208)

Total	231,980	206,654	198,726

Net investment income	128,092	111,455	96,836
Net realized investment (losses) gains	(1,344)	(1,994)	2,248
Unrealized (losses) gains on derivative financial instruments	(658,535)	5,524	(3,516)
Other income	485	419	240

Total revenues	$(299,322)	$322,058	$294,534

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

15. Related Party Transactions (Continued)

	For the Years Ended December 31,
	2007	2006	2005
	(in thousands of U.S. dollars)
Loss and loss adjustment expenses (recoveries)
Non-affiliated	$3,315	$(5,758)	$(108,926)
Affiliated	4,650	(998)	39,362

Total	7,965	(6,756)	(69,564)

Profit commission expense
Non-affiliated	6,476	9,684	13,125
Affiliated	—	(156)	(216)

Total	6,476	9,528	12,909

Acquisition costs
Non-affiliated	43,223	45,690	46,853
Affiliated	21	(716)	(1,551)

Total	43,244	44,974	45,302

Other operating expenses	79,866	68,019	59,015
Interest expense	23,529	13,772	13,520
Other expense	2,623	2,547	3,731

Total expenses	163,703	132,084	64,913

(Loss) income before (benefit) provision for income taxes	(463,025)	189,974	229,621
Total (benefit) provision for income taxes	(159,753)	30,240	41,173

Net (loss) income	$(303,272)	$159,734	$188,448

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

15. Related Party Transactions (Continued)

        The following table summarizes the affiliated components of each balance sheet item, where applicable:

	As of December 31,
	2007	2006
	(in thousands of U.S. dollars)
Assets
Prepaid reinsurance premiums	$155	$644
Reinsurance recoverable on ceded losses	8,752	10,806
Other assets	90	65

Total affiliate assets	8,997	11,515
Non-affiliate assets	3,791,362	2,923,825

Total assets	$3,800,359	$2,935,340

Liabilities and shareholders' equity
Liabilities
Unearned premium reserves	$1,576	$2,036
Reserves for loss and loss adjustment expenses	4,650	34
Funds held by Company under reinsurance agreements	25,274	21,412
Other liabilities	9,893	14,990

Total affiliate liabilities	41,393	38,472
Non-affiliate liabilities	2,092,396	1,246,107

Total liabilities	2,133,789	1,284,579
Total shareholders' equity(1)	1,666,570	1,650,761

Total liabilities and shareholders' equity	$3,800,359	$2,935,340

    (1)
    During December 2006, AGUS purchased 5,692,599 common shares of the Company from ACE.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

15. Related Party Transactions (Continued)

        The following table summarizes the non-affiliated and affiliated components of cash flows from operations:

	For the Years Ended December 31,
	2007	2006	2005
	(in thousands of U.S. dollars)
Affiliated	$(2,826)	$(4,551)	$(1,984)
Non-affiliated	388,676	266,125	179,341

Net cash flows provided by operating activities	$385,850	$261,574	$177,357

Affiliated	$—	$—	$—
Non-affiliated	(664,389)	(228,461)	(155,101)

Net cash flows used in investing activities	$(664,389)	$(228,461)	$(155,101)

Affiliated*	$—	$(152,000)	$—
Non-affiliated	281,436	116,934	(31,937)

Net cash flows provided by (used in) financing activities	$281,436	$(35,066)	$(31,937)

    *
    2006 amount represents $150.0 million share repurchase from ACE and $2.0 million repayment of notes issued in connection with IPO.

  Transactions and Agreements with ACE

        During 2007, 2006 and 2005, ACE provided certain general and administrative services to some of the Company's subsidiaries, including AGC, AG Re and AGRO. In 2007 those services were information technology related services and in 2006 and 2005 also included tax consulting and preparation services. Expenses included in the Company's consolidated financial statements related to these services were $0.1 million, $0.6 million and $0.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. Effective January 1, 2007, the tax consulting and preparation services arrangement was terminated.

16. Commitments and Contingencies

        The Company and its subsidiaries are party to various lease agreements. As of December 31, 2007, future minimum rental payments under the terms of these operating leases for office space are $3.0 million in 2008, $1.7 million in 2009, $0.7 million in 2010, $0.5 million in 2011 and 2012 and $2.1 million thereafter. These payments are subject to escalations in building operating costs and real estate taxes. Rent expense for the years ended December 31, 2007, 2006 and 2005 was approximately $3.5 million, $3.0 million and $3.1 million, respectively.

        On January 18, 2002, World Omni filed an action against AG Intermediary Inc., a subsidiary of the Company, in the United States District Court for the Southern District of New York entitled World Omni Financial Corp. v. ACE Capital Re Inc., Case No. 02 CV 0476 (RO). On September 20, 2002, World Omni amended its complaint to add AGRO as a defendant. The dispute arose out of a quota

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

16. Commitments and Contingencies (Continued)

share reinsurance agreement between AGRO and JCJ Insurance Company ("JCJ"), an affiliate of World Omni, and an underlying residual value insurance policy issued by JCJ to World Omni, which insured residual value losses of World Omni with respect to a portfolio of automobile leases. Subject to the terms and conditions of the policy, the residual value insurance policy insures World Omni against losses (as defined in the policy) resulting from the value of leased vehicles at the end of the applicable lease term being less than what such value was assumed to have been at the inception of the applicable lease term. In the District Court action, World Omni sought a declaratory judgment regarding AGRO's coverage obligations, if any, for such alleged losses, as well as damages for breach of contract based upon AGRO's refusal to pay claims asserted by World Omni. World Omni sought $157.0 million, which is the limit of liability under the quota share reinsurance agreement, plus interest.

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

        In April 2005, AGC received a Notice of Order to Preserve ("Order") from the Office of the Commissioner of Insurance, State of Georgia ("Commissioner"). The Order was directed to "ACE Limited, and all affiliates" and requires the preservation of documents and other items related to "finite insurance" and a broad group of other insurance and reinsurance agreements. Also in April 2005, AGC, and numerous other insurers, received a subpoena from the Commissioner related to the "initial phase" of the Commissioner's investigation into "finite-risk" transactions. The subpoena requested information on AGC's assumed and ceded reinsurance contracts in force during 2004. AGC provided the required information in response to the subpoena in January 2006 and has not been asked by the Commissioner for any further information.

        During 2006, the Company's wholly owned subsidiary, AGRO, and a number of other parties, completed various settlements with defendants in the In re: National Century Financial Enterprises Inc. Investment Litigation now pending in the United States District Court for the Southern District of Ohio—Eastern District. AGRO received approximately $1.3 million (pre-tax) in 2007, from the settlements. AGRO originally paid claims in 2003 of approximately $41.7 million (pre-tax) related to National Century Financial Enterprises Inc. To date, including the settlements described above, the

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

16. Commitments and Contingencies (Continued)

Company has recovered $20.1 million (pre-tax), representing a partial settlement of the litigation. The litigation will continue against other parties.

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

17. Concentrations

        The Company's client base includes all of the major monoline primary financial guaranty insurance companies, many banks and several European insurance and reinsurance companies. Of the Company's total gross premiums written for the year ended December 31, 2007, 31.0% and 11.6% came from Ambac and FSA, respectively, both of which are primary financial guaranty insurance companies. These cessions contain an insignificant amount of CDS contracts. Of the Company's total gross premiums written for the year ended December 31, 2006, 17.7% came from FSA. Of the Company's total gross premiums written for the year ended December 31, 2005, 18.0% and 13.0% came from FSA and Ambac, respectively. In addition, during 2005 10.3% of the Company's total gross premiums written came from CGA Group Ltd. ("CGA"). The entire amount related to CGA was retroceded to a subsidiary of ACE. No other client represented more than 10% of the Company's total gross premiums written for the years ended December 31, 2007, 2006 and 2005.

18. Long-Term Debt

        The Company's consolidated financial statements include long-term debt used to fund the Company's insurance operations, and related interest expense, as described below.

  Senior Notes

        On May 18, 2004, AGUS, a subsidiary of the Company, issued $200.0 million of 7.0% Senior Notes due 2034 for net proceeds of $197.3 million. The proceeds of the offering were used to repay substantially all of a $200.0 million promissory note issued to a subsidiary of ACE in April 2004 as part

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

18. Long-Term Debt (Continued)

of the IPO related formation transactions. The coupon on the Senior Notes is 7.0%, however, the effective rate is approximately 6.4%, taking into account the effect of a cash flow hedge executed by the Company in March 2004. The Company recorded interest expense of $13.4 million, including $0.6 million of amortized gain on the cash flow hedge, for each of the years ended December 31, 2007, 2006 and 2005, respectively. These Senior Notes are fully and unconditionally guaranteed by Assured Guaranty Ltd.

  Series A Enhanced Junior Subordinated Debentures

        On December 20, 2006, AGUS issued $150.0 million of Series A Enhanced Junior Subordinated Debentures (the "Debentures") due 2066 for net proceeds of $149.7 million. The proceeds of the offering were used to repurchase 5,692,599 of Assured Guaranty Ltd.'s common shares from ACE Bermuda Insurance Ltd., a subsidiary of ACE. The Debentures pay a fixed 6.40% rate of interest until December 15, 2016, and thereafter pay a floating rate of interest, reset quarterly, at a rate equal to 3 month LIBOR plus a margin equal to 2.38%. AGUS may elect at one or more times to defer payment of interest for one or more consecutive periods for up to ten years. Any unpaid interest bears interest at the then applicable rate. AGUS may not defer interest past the maturity date. The Company recorded interest expense of $9.8 million and $0.3 million for the years ended December 31, 2007 and 2006, respectively. These Debentures are guaranteed on a junior subordinated basis by Assured Guaranty Ltd.

  Credit Facilities

2006 Credit Facility

        On November 6, 2006, Assured Guaranty Ltd. and certain of its subsidiaries entered into a $300.0 million five-year unsecured revolving credit facility (the "2006 credit facility") with a syndicate of banks. Under the 2006 credit facility, each of AGC, AG (UK), AG Re, AGRO and Assured Guaranty Ltd. are entitled to request the banks to make loans to such borrower or to request that letters of credit be issued for the account of such borrower.

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

        At the closing of the 2006 credit facility, (i) AGC guaranteed the obligations of AG (UK) under such facility, (ii) Assured Guaranty Ltd. guaranteed the obligations of AG Re and AGRO under such facility and agreed that, if the Company Consolidated Assets (as defined in the related credit

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

18. Long-Term Debt (Continued)

agreement) of AGC and its subsidiaries were to fall below $1.2 billion, it would, within 15 days, guarantee the obligations of AGC and AG (UK) under such facility, (iii) Assured Guaranty Overseas US Holdings Inc. guaranteed the obligations of Assured Guaranty Ltd., AG Re and AGRO under such facility and (iv) Each of AG Re and AGRO guarantees the other as well as Assured Guaranty Ltd.

        The 2006 credit facility's financial covenants require that Assured Guaranty Ltd. (a) maintain a minimum net worth of seventy-five percent (75%) of the Consolidated Net Worth of Assured Guaranty Ltd. as of the most recent fiscal quarter of Assured Guaranty Ltd. prior to November 6, 2006 and (b) maintain a maximum debt-to-capital ratio of 30%. In addition, the 2006 credit facility requires that AGC maintain qualified statutory capital of at least 75% of its statutory capital as of the fiscal quarter prior to November 6, 2006. Furthermore, the 2006 credit facility contains restrictions on Assured Guaranty Ltd. and its subsidiaries, including, among other things, in respect of their ability to incur debt, permit liens, become liable in respect of guaranties, make loans or investments, pay dividends or make distributions, dissolve or become party to a merger, consolidation or acquisition, dispose of assets or enter into affiliate transactions. Most of these restrictions are subject to certain minimum thresholds and exceptions. The 2006 credit facility has customary events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, bankruptcy or insolvency proceedings, change of control and cross-default to other debt agreements. A default by one borrower will give rise to a right of the lenders to terminate the facility and accelerate all amounts then outstanding. As of December 31, 2007 and 2006, Assured Guaranty was in compliance with all of those financial covenants.

        As of December 31, 2007 and 2006, no amounts were outstanding under this facility nor have there been any borrowings under this facility.

        The 2006 credit facility replaced a $300.0 million three-year credit facility. No Letters of Credit were outstanding as of December 31, 2007. Letters of Credit for a total aggregate stated amount of approximately $19.6 million remained outstanding as of December 31, 2006.

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

        As of December 31, 2007, no amounts were outstanding under this facility nor have there been any borrowings under the life of this facility.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

18. Long-Term Debt (Continued)

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

        AGC's failure to comply with certain covenants under the AGC Credit Facility credit facilities could, subject to grace periods in the case of certain covenants, have resulted in an event of default. This could have required AGC to repay any outstanding borrowings in an accelerated manner.

        The AGC Credit Facility was terminated on July 31, 2007.

Committed Capital Securities

        On April 8, 2005, AGC entered into four separate agreements with four different unaffiliated custodial trusts pursuant to which AGC may, at its option, cause each of the custodial trusts to purchase up to $50.0 million of perpetual preferred stock of AGC. The custodial trusts were created as a vehicle for providing capital support to AGC by allowing AGC to obtain immediate access to new capital at its sole discretion at any time through the exercise of the put option. If the put options were exercised, AGC would receive $200.0 million in return for the issuance of its own perpetual preferred stock, the proceeds of which may be used for any purpose including the payment of claims. The put options were not exercised during 2007, 2006 or 2005. Initially, all of the CCS Securities were issued to a special purpose pass-through trust (the "Pass-Through Trust"). The Pass-Through Trust is a newly created statutory trust organized under the Delaware Statutory Trust Act formed for the purposes of (i) issuing $200,000,000 of Pass-Through Trust Securities to qualified institutional buyers within the meaning of Rule 144A under the Securities Act of 1933, as amended, (ii) investing the proceeds from the sale of the Pass-Through Trust Securities in, and holding, the CCS Securities issued by the Custodial Trusts and (iii) entering into related agreements. Neither the Pass-Through Trust nor the Custodial Trusts are consolidated in Assured Guaranty Ltd.'s financial statements.

        Income distributions on the Pass-Through Trust Securities will be equal to an annualized rate of One-Month LIBOR plus 110 basis points for all periods ending on or prior to April 8, 2008, and thereafter distributions will be determined pursuant to a remarketing process (the "Flexed Rate Period") or pursuant to an auction process (the "Auction Rate Mode"). If the remarketing process fails and the auction process fails, the annualized rate will be One-Month LIBOR plus 250 basis points. Distributions on the CCS Securities and dividends on the AGC Preferred Stock will be determined pursuant to the same process.

        For the years ended December 31, 2007, 2006 and 2005, the Company has incurred $2.6 million, $2.5 million and $1.7 million, respectively, of put option premiums which are an on-going expense. The 2005 expense also included $2.0 million of one-time investment banking fees associated with the committed capital securities. These expenses are presented in the Company's consolidated statements of operations and comprehensive income under other expense. The CCS securities have a fair value of $8.3 million and a change in fair value during 2007 of $8.3 million which are recorded in the statement

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

18. Long-Term Debt (Continued)

of financial position and statement of operations, respectively, and fair value of $0 at December 31, 2006 or 2005.

19. Shareholders' Equity

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

        The following table presents changes in the Company's common stock issued and outstanding for each of the three years ended December 31, 2007.

	2007	2006	2005
Beginning balance	67,534,024	74,761,577	75,678,792
Common stock issuance(1)	12,917,897	309,065	25,667
Restricted stock issuance, net(2)	—	—	277,388
Reclassification to remove nonvested restricted stock due to adoption of FAS 123R(2)	—	(1,021,124)	—
Share activity under option and incentive plans, net(3)	(69,882)	26,645	(204,214)
Common stock repurchases(4)	(433,060)	(6,542,139)	(1,016,056)

Ending balance	79,948,979	67,534,024	74,761,577

(1)
Includes public offering, vesting of restricted stock and shares issued under ESPP.

(2)
Prior to the adoption of FAS 123R, the Company reported restricted stock awards as issued common stock. In accordance with the provisions of FAS 123R, on January 1, 2006, the Company reclassified any unvested restricted stock awards as nonvested restricted stock and as such it is no longer considered issued.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

19. Shareholders' Equity (Continued)

(3)
Includes shares issued from exercises of stock options and shares repurchased from employees in connection with the payment of withholding taxes due in connection with the vesting of restricted stock awards.

(4)
2006 amount includes 5,692,599 shares of the Company's common stock purchased by Assured Guaranty US Holdings Inc. from ACE Bermuda Insurance Ltd., a subsidiary of ACE. See Note 18. Long-Term Debt, for more information.

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

        At the time of the IPO, ACE beneficially owned 26,000,000 common shares of Assured Guaranty Ltd. In December 2006, Assured Guaranty US Holdings Inc. repurchased 5,692,599 of the Company's common shares from a subsidiary of ACE. In addition, in December 2006 ACE sold 1,150,000 shares of the Company's common shares to Banc of America Securities LLC. Assured Guaranty did not receive any proceeds from this transaction. Following the closing of these two transactions, ACE's ownership in Assured Guaranty Ltd. was reduced to approximately 19.2 million of Assured Guaranty Ltd.'s outstanding common shares.

  Stock Repurchase Programs

        On November 8, 2007, the Company's Board of Directors approved a new share repurchase program for up to 2.0 million common shares. Share repurchases will take place at management's discretion depending on market conditions. During 2007, the Company paid $5.6 million to repurchase 0.3 million shares of its Common Stock at an average price of $19.82.

        In May 2006, the Company's Board of Directors approved a share repurchase program for 1.0 million common shares. Share repurchases took place at management's discretion depending on market conditions. In August 2007 the Company completed this share repurchase program. During 2007 and 2006, the Company paid $3.7 million and $21.1 million, respectively, to repurchase 1.0 million shares of its Common Stock at an average price of $24.81.

        In April 2005, the Company completed a Board of Directors authorized stock repurchase program spending approximately $25.0 million to repurchase 1.3 million shares of its Common Stock at an average price of $18.69.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

19. Shareholders' Equity (Continued)

  Dividend Policy

        During 2007, 2006 and 2005 the Company paid dividends of $11.0 million, or $0.16 per common share, $10.5 million, or $0.14 per common share, and $9.0 million, or $0.12 per common share, respectively. Any determination to pay cash dividends will be at the discretion of the Company's Board of Directors, and will depend upon the Company's results of operations and operating cash flows, its financial position and capital requirements, general business conditions, legal, tax, regulatory, rating agency and any contractual restrictions on the payment of dividends and any other factors the Company's Board of Directors deems relevant. For more information concerning regulatory constraints that will affect the Company's ability to pay dividends, see Note 14.

20. Employee Benefit Plans

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

        Effective January 1, 2006, upon adoption of FAS 123R, the Company began recording share-based compensation for the cost of stock options, restricted stock and the Company sponsored employee stock purchase plan. Also, the Company began recording the cost associated with the accelerated vesting of retirement-eligible employees.

        Share-based compensation expense in 2007 and 2006 was $17.3 million ($14.3 million after tax) and $12.1 million ($10.0 million after tax), respectively. The effect on both basic and diluted earnings per share for 2007 was $0.21. The effect on basic and diluted earnings per share for 2006 was $0.14 and $0.13, respectively. Included in 2007 and 2006 expense were $5.9 million and $2.2 million, respectively, related to accelerated vesting for stock award grants to retirement-eligible employees. FAS 123R requires these awards be expensed over the period through the date the employee first becomes eligible to retire and is no longer required to provide service to earn part or all of the award, regardless of the

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

20. Employee Benefit Plans (Continued)

employee's intent of retirement. Share-based compensation expense in 2005 was $5.3 million ($4.8 million after tax). The amount of share-based compensation capitalized in 2007, 2006 and 2005 as DAC was $2.7 million, $2.6 million and $1.1 million, respectively.

        The following table presents pre-DAC and pre-tax, share-based compensation cost by share-based type:

	Year Ended December 31,
(in thousands of U.S. dollars)	2007	2006	2005
Share-Based Employee Cost
Restricted Stock
Recurring amortization	$9,371	$7,676	$5,481
Accelerated amortization for retirement eligible employees	4,074	1,534	—

Subtotal	13,445	9,210	5,481

Stock Options
Recurring amortization	3,632	3,581	—
Accelerated amortization for retirement eligible employees	1,782	655	—

Subtotal	5,414	4,236	—

ESPP	154	125	—

Total Share-Based Employee Cost	19,013	13,571	5,481

Share-Based Directors Cost
Restricted Stock	219	289	275
Restricted Stock Units	804	843	663

Total Share-Based Directors Cost	1,023	1,132	938

Total Share-Based Cost	$20,036	$14,703	$6,419

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

20. Employee Benefit Plans (Continued)

        The following table outlines the Company's net income, basic and diluted earnings per share for the year ended December 31, 2005, had the compensation expense been determined in accordance with the fair value method recommended in FAS 123.

(in thousands of U.S. dollars, except per share amounts)	2005
Net income as reported	$188,448
Add: Stock-based compensation expense due to accelerated vesting of ACE awards included in reported net income, net of income tax	—
Add: Stock-based compensation expense included in reported net income, net of income tax	5,618
Deduct: Compensation expense, net of income tax	(9,349)

Pro forma net income(1)	$184,717

Basic Earnings Per Share:
As reported	$2.55
Pro forma	$2.50
Diluted Earnings Per Share:
As reported	$2.53
Pro forma	$2.48

    (1)
    Excludes share-based compensation capitalized as DAC.

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

        The Incentive Plan authorizes the grant of incentive stock options, non-qualified stock options, stock appreciation rights, and full value awards that are based on the Company's common shares. The grant of full value awards may be in return for a participant's previously performed services, or in return for the participant surrendering other compensation that may be due, or may be contingent on the achievement of performance or other objectives during a specified period, or may be subject to a risk of forfeiture or other restrictions that will lapse upon the achievement of one or more goals relating to completion of service by the participant, or achievement of performance or other objectives. Awards under the Incentive Plan may accelerate and become vested upon a change in control of the Company.

        The Incentive Plan is administered by a committee of the Board of Directors. The Compensation Committee of the Board serves as this committee except as otherwise determined by the Board. The Board may amend or terminate the Incentive Plan. As of December 31, 2007, 1,664,268 common shares were available for grant under the Incentive Plan.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

20. Employee Benefit Plans (Continued)

  Stock Options

        Nonqualified or incentive stock options may be granted to employees and directors of the Company. Stock options are generally granted once a year with exercise prices equal to the closing price on the date of grant. To date, the Company has only issued nonqualified stock options. All stock options granted to employees vest in equal annual installments over a three-year period and expire 10 years from the date of grant. None of the Company's options have a performance or market condition. Following is a summary of the Company's options issued and outstanding for the years ended December 31, 2007, 2006 and 2005:

	Year of Expiration	Weighted Average Exercise Price	Options for Common Shares
Balance as of December 31, 2004		$17.88	1,794,400
Options granted	2015	$18.42	788,767
Options exercised		$18.00	(4,136)
Options forfeited		$17.77	(121,729)

Balance as of December 31, 2005		$18.05	2,457,302
Options granted	2016	$25.49	797,067
Options exercised		$17.96	(141,715)
Options forfeited		$20.73	(102,494)

Balance as of December 31, 2006		$19.92	3,010,160
Options granted	2017	$26.74	862,667
Options exercised		$19.10	(78,651)
Options forfeited		$23.96	(90,945)

Balance as of December 31, 2007		$21.44	3,703,231

Exercisable as of December 31, 2005		$17.89	582,701

Exercisable as of December 31, 2006		$18.00	1,272,211

Exercisable as of December 31, 2007		$18.85	2,186,761

        As of December 31, 2007, the aggregate intrinsic value and weighted-average remaining contractual term of options outstanding were $19.1 million and 7.4 years, respectively. As of December 31, 2007, the aggregate intrinsic value and weighted-average remaining contractual term of options exercisable were $16.8 million and 6.7 years, respectively.

        The Company recorded $5.4 million ($4.3 million after tax) in share-based compensation related to stock options during the year ended December 31, 2007. As of December 31, 2007 the total unrecognized compensation expense related to outstanding nonvested stock options was $3.7 million, which will be adjusted in the future for the difference between estimated and actual forfeitures. The Company expects to recognize that expense over the weighted-average remaining service period of 1.3 years.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

20. Employee Benefit Plans (Continued)

        The weighted-average grant-date fair value of options granted were $6.83, $6.71 and $4.63 for the years ended December 31, 2007, 2006 and 2005, respectively. The fair value of options issued is estimated on the date of grant using the Black Scholes option pricing model, with the following weighted average assumptions used for grants in 2007, 2006 and 2005:

	2007	2006	2005
Dividend yield	0.6%	0.5%	0.7%
Expected volatility	19.03%	20.43%	20.80%
Risk free interest rate	4.7%	4.6%	4.1%
Expected life	5 years	5 years	5 years
Forfeiture rate	6.0%	6.0%	6.0%

        These assumptions were based on the following:

  •
  The expected dividend yield is based on the current expected annual dividend and share price on the grant date,

  •
  Expected volatility is estimated at the date of grant based on the historical share price volatility, calculated on a daily basis,

  •
  The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term to the granted stock options,

  •
  The expected life is based on the average expected term of the Company's guideline companies, which are defined as similar or peer entities, since the Company has insufficient expected life data,

  •
  The forfeiture rate is based on the rate used by the Company's guideline companies, since the Company has insufficient forfeiture data. Estimated forfeitures will be reassessed at each grant vesting date and may change based on new facts and circumstances.

        For options granted before January 1, 2006, the Company amortizes the fair value on an accelerated basis. For options granted on or after January 1, 2006, the Company amortizes the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods, with the exception of retirement-eligible employees. For retirement-eligible employees, options are amortized over the period through the date the employee first becomes eligible to retire and is no longer required to provide service to earn part or all of the award. The Company may elect to use different assumptions under the Black-Scholes option valuation model in the future, which could materially affect the Company's net income or earnings per share.

        The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $0.7 million, $1.2 million and $16,000, respectively. During the years ended December 31, 2007 and 2006, $1.5 million and $2.5 million, respectively, was received from the exercise of stock options and $0.2 million and $0.2 million, respectively, related tax benefit was recorded and included in the financing section in the statement of cash flows. During the year ended December 31, 2005, the Company received $0.1 million from the exercise of stock options and recorded $4.1 million in benefits for tax deductions in excess of recognized compensation expense, which were reported and included in the operating section in the statement of cash flows. In order to satisfy stock option exercises, the

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

20. Employee Benefit Plans (Continued)

Company will either issue new shares or reissue shares held at AGUS due to the repurchase of 5,692,599 of the Company's common shares from ACE Bermuda. See Note 19 for further information.

  Restricted Stock Awards

        Under the Company's Incentive Plan 487,437, 460,083, and 402,747 restricted common shares were awarded during the years ended December 31, 2007, 2006 and 2005, respectively, to employees and non-employee directors of the Company. These shares vest at various dates through 2011.

        The Company has granted restricted stock awards to employees and directors of the Company. Restricted stock awards generally vest in equal annual installments over a four-year period. Restricted stock awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods, with the exception of retirement-eligible employees, discussed above. Prior to the adoption of FAS 123R, the Company presented restricted stock issuances on the balance sheet in common stock and additional paid-in capital with an offset in unearned stock grant compensation as a separate component of shareholders' equity. In accordance with the provisions of FAS 123R, on January 1, 2006, the Company reclassified the balance in unearned stock grant compensation to common stock and additional paid-in capital in shareholders' equity. The following table summarizes restricted stock award activity for the year ended December 31, 2007:

Nonvested Shares	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2006	1,138,283	$21.01
Granted	487,437	$26.76
Vested	(406,335)	$19.76
Forfeited	(55,711)	$23.01

Nonvested at December 31, 2007	1,163,674	$23.75

        The Company recorded $13.7 million ($11.0 million after tax) in share-based compensation, related to restricted stock awards, during the year ended December 31, 2007.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

20. Employee Benefit Plans (Continued)

        The following table includes a roll-forward of unearned stock grant compensation:

Unearned stock grant compensation
(in thousands of U.S. dollars)
Balance, December 31, 2004	$6,729

Stock grants awarded in 2005	8,209
Stock grants forfeited in 2005	(1,613)
Amortization in 2005	(6,419)
Vesting of common shares held in trust	7,850

Balance, December 31, 2005	14,756

Reclassification due to adoption of FAS 123R	(14,756)

Balance, December 31, 2006	$—

        As of December 31, 2007 the total unrecognized compensation cost related to outstanding nonvested restricted stock awards was $12.9 million, which the Company expects to recognize over the weighted-average remaining service period of 1.8 years. The total fair value of shares vested during the years ended December 31, 2007, 2006 and 2005 was $8.0 million, $5.2 million and $4.6 million, respectively.

  Restricted Stock Units

        The Company has granted restricted stock units to directors of the Company. Restricted stock units vest over a one-year period. The following table summarizes restricted stock unit activity (excluding dividend equivalents) for the year ended December 31, 2007:

Nonvested Stock Units	Number of Stock Units	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2006	34,030	$24.39
Granted	28,988	$27.60
Vested	(34,030)	$24.39
Forfeited	—	—

Nonvested at December 31, 2007	28,988	$27.60

        The Company recorded $0.8 million ($0.8 million after tax) in share-based compensation during the year ended December 31, 2007. The compensation for restricted stock units is expensed on a straight-line basis over the vesting period. As of December 31, 2007, the total unrecognized compensation cost related to outstanding nonvested restricted stock units was $0.3 million, which the Company expects to recognize over the weighted-average remaining service period of 0.4 years.

        Beginning February 2008, the Company granted restricted stock units to employees with the vesting terms similar to those of the restricted common shares.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

20. Employee Benefit Plans (Continued)

  Employee Stock Purchase Plan

        In January 2005, the Company established the Assured Guaranty Ltd. Employee Stock Purchase Plan (the "Stock Purchase Plan") in accordance with Internal Revenue Code Section 423. The Stock Purchase Plan was approved by shareholders at the 2005 Annual General Meeting. Participation in the Stock Purchase Plan is available to all eligible employees. Maximum annual purchases by participants are limited to the number of whole shares that can be purchased by an amount equal to 10 percent of the participant's compensation or, if less, shares having a value of $25,000. Participants may purchase shares at a purchase price equal to 85 percent of the lesser of the fair market value of the stock on the first day or the last day of the subscription period. The Company reserved for issuance and purchases under the Stock Purchase Plan 100,000 shares of its common stock. Employees purchased 27,602 shares for aggregate proceeds of $0.6 million in the year ended December 31, 2007, 23,302 shares for aggregate proceeds of $0.5 million in the year ended December 31, 2006, and 19,488 shares for aggregate proceeds of $0.4 million in the year ended December 31, 2005. The Company recorded $0.2 million ($0.1 million after tax) in share-based compensation under the Stock Purchase Plan during the year ended December 31, 2007.

Defined Contribution Plan

        The Company maintains savings incentive plans, which are qualified under Section 401(a) of the Internal Revenue Code. The U.S. savings incentive plan is available to all full-time employees upon hire. Eligible participants may contribute a percentage of their salary subject to a maximum of $15,500 for 2007. Beginning January 1, 2006, the Company amended the U.S. savings incentive plan. The Company matches employee contributions up to 6%, subject to IRS limitations. Any amounts over the IRS limits, are contributed to and matched by the Company into a nonqualified supplemental executive retirement plan. The Company also makes a core contribution of 6% to the qualified plan and the nonqualified supplemental executive retirement plan, regardless of whether the employee contributes to the plan. In addition, employees become fully vested after 1 year of service, as defined in the plan. Plan eligibility is immediate upon hire. Prior to 2006, contributions were matched by the Company at a rate of 100% up to 7% of the participant's compensation, subject to IRS limitations. In addition, the Company might contribute an additional profit sharing amount to eligible employees' savings incentive plan accounts at the discretion of the Board of Directors. For 2005, the Company made a discretionary contribution equal to 5% of the compensation of eligible participants, which discretionary contribution was made to a U.S. savings incentive plan up to the amount permitted by IRS limits, with amounts in excess of those permitted by the IRS limits contributed to the U.S. nonqualified plan. Participants generally vested in Company contributions at a rate of 33.3% per year starting with the completion of one year of service.

        In Bermuda the savings incentive plan is available to all full-time employees upon their first date of employment. Eligible participants may contribute a percentage of their salary subject to a maximum of $15,500 for 2007. Contributions are matched by the Company at a rate of 100% up to 6% of the participant's compensation, subject to IRS limitations. Eligible participants also receive a Company core contribution equal to 6% of the participant's compensation, subject to IRS limitations, without requiring the participant to contribute to the plan. Participants generally vest in Company contributions upon the completion of one year of service. With respect to those employees who are Bermudian or

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

20. Employee Benefit Plans (Continued)

spouses of Bermudians and who must participate in the Bermuda national pension scheme plan maintained by the Company, a portion of the foregoing contributions are made to the Bermuda national pension scheme plan. If employee or employer contributions in the Bermuda savings incentive plan are limited by the tax-qualification rules of Code section 401(a), then contributions in excess of those limits are allocated to a nonqualified plan. The Company may contribute an additional amount to eligible employees' Bermuda nonqualified plan accounts at the discretion of the Board of Directors. No such contribution was made for plan years 2007, 2006 or in 2005.

        The Company contributed approximately $2.9 million in 2007, $2.6 million in 2006 and $1.7 million in 2005 in nondiscretionary contributions under all these plans. Total discretionary expense under all these plans amounted to approximately $2.3 million in 2007, $2.4 million in 2006 and $0.9 million in 2005.

Cash-Based Compensation

  Performance Retention Plan

        In February 2006, the Company established the Assured Guaranty Ltd. Performance Retention Plan. This plan permits the award of cash based awards to selected employees which vest after four years of continued employment (or earlier, if the employee's termination occurs as a result of death, disability, or retirement). Participants receive the designated award in a single lump sum when it vests, except that participants who vest as a result of retirement receive the bonus at the end of the four year period during which the award would have vested had the participant continued in employment. The value of the award paid is greater than the originally-designated amount only if actual company performance, as measured by an increase in the company's modified adjusted book value, improves during the four year performance period. For those participants who vest prior to the end of the four year period as a result of their termination of employment resulting from retirement, death or disability, the value of the award paid is greater than the originally-designated amount only if actual company performance, as measured by an increase in the company's modified adjusted book value, improves during the period ending on the last day of the calendar quarter prior to the date of the participant's termination of employment. Awards under the plan may be treated as nonqualified deferred compensation subject to the rules of Internal Revenue Code Section 409A, and the plan was revised to satisfy those rules for the first award granted under the Plan, which occurred in 2007. The plan was again revised in 2008 to be a sub-plan under our Long-Term Incentive Plan (enabling awards under the plan to be performance-based compensation exempt from the $1 million limit on tax deductible compensation). The revisions also give the Compensation Committee greater flexibility in establishing the terms of performance retention awards, including the ability to establish different performance periods and performance objectives. The revised plan also retains the provisions necessary to satisfy the requirements that apply to nonqualified deferred compensation.

        The Compensation Committee determines modified adjusted book value as of any date by the following formula:

  •
  the book value of the Company, derived by determining shareholders' equity, plus

  •
  the after-tax value of the financial guaranty and mortgage guaranty net unearned premium reserves, less

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

20. Employee Benefit Plans (Continued)

  •
  deferred acquisition costs, plus

  •
  the present value of estimated net future installment premiums, as reported in the Company's quarterly Financial Supplement, excluding

  •
  the effects of accumulated other comprehensive income, and

  •
  the effects of unrealized gains and losses on derivative financial instruments in accordance with FAS 133.

  •
  In the event of a corporate transaction involving the Company, including, without limitation, any share dividend, share split, extraordinary cash dividend, recapitalization, reorganization, merger, amalgamation, consolidation, split-up, spin-off, sale of assets or subsidiaries, combination or exchange of shares, the Compensation Committee may adjust the calculation of the Company's modified adjusted book value as the Compensation Committee deems necessary or desirable in order to preserve the benefits or potential benefits of Performance Retention Plan awards.

        The Company's compensation expense for 2007 was in the form of performance retention awards and the awards that were made in 2007 vest over a four year period. The Company recognized approximately $0.2 million of expense for performance retention awards in 2007.

21. (Loss) Earnings Per Share

        Basic (loss) earnings per share is calculated by dividing net (loss) income by the weighted-average number of common shares outstanding during the period. Diluted (loss) earnings per share adjusts basic (loss) earnings per share for the effects of restricted stock, stock options and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive.

        The following table sets forth the computation of basic and diluted earnings per share ("EPS"):

	For the Years Ended December 31,
	2007	2006	2005
	(in thousands of U.S. dollars except per share amounts)
Net (loss) income	$(303,272)	$159,734	$188,448

Basic shares(1)	68,029	73,260	73,978
Effect of dilutive securities:
Stock awards	—	989	509

Diluted shares(1),(2)	68,029	74,248	74,487

Basic EPS	$(4.46)	$2.18	$2.55
Diluted EPS	$(4.46)	$2.15	$2.53

(1)
Since the shares held as treasury stock were required to be settled by delivery of employer stock, those shares are included in the calculation of basic and diluted EPS in 2005.

(2)
Totals may not add due to rounding.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

22. Fair Value of Financial Instruments

        The carrying amount and estimated fair value of financial instruments are presented in the following table:

	As of December 31, 2007		As of December 31, 2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands of U.S. dollars)
Assets:
Fixed maturity securities	$2,586,954	$2,586,954	$2,331,071	$2,331,071
Cash and short-term investments	560,986	560,986	138,849	138,849
Net asset—fair value of derivative financial instruments	—	—	49,414	49,414
Liabilities:
Unearned premium reserves	908,349	854,886	644,496	598,220
Long-term debt:
Senior Notes	197,408	169,478	197,375	222,064
Series A Enhanced Junior Subordinated Debentures	149,738	140,997	149,708	150,284
Net liability—fair value of derivative financial instruments	606,946	606,946	—	—
Off-Balance Sheet Instruments:
Financial guaranty installment premiums	—	919,902	—	585,561

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

  Fixed Maturity Securities

        The fair value for fixed maturity securities shown in Note 9. The fair values of the Company's U.S. Treasury securities are primarily determined based upon broker dealer quotes obtained from several independent active market makers. The fair values of the Company's portfolio other than U.S. Treasury securities are determined primarily using matrix-pricing models. The matrix-pricing models incorporate factors such as tranche type, collateral coupons, average life, payment speeds, and spreads, in order to calculate the fair values of specific securities owned by the Company.

  Cash and Short-Term Investments

        The carrying amount reported in the balance sheet for these instruments is cost, which approximates fair value due to the short-term maturity of these instruments.

  Derivative Financial Instruments

        The fair value of the Company's derivative financial instruments is discussed in Note 4.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

22. Fair Value of Financial Instruments (Continued)

  Unearned Premium Reserves

        The fair value of the Company's unearned premium reserves is based on the estimated cost of entering into a cession of the entire portfolio with third party reinsurers under current market conditions. This figure was determined by using the statutory basis unearned premium reserves, net of deferred acquisition costs.

  Long-Term Debt

        The fair value of the Company's $200.0 million of Senior Notes and $150.0 million of Series A Enhanced Junior Subordinated Debentures are determined by calculating the midpoint of quoted bid/ask prices over the U.S. Treasury yield at the year-end date and the appropriate credit spread for the similar debt instruments.

  Financial Guaranty Installment Premiums

        The fair value is derived by calculating the present value of the estimated future cash flow stream discounted at 6.0%.

23. Segment Reporting

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

        The Company does not segregate assets and liabilities at a segment level since management reviews and controls these assets and liabilities on a consolidated basis. The Company allocates operating expenses to each segment based on a comprehensive cost study. During 2006, the Company implemented a new operating expense allocation methodology to more closely allocate expenses to the individual operating segments. This new methodology was based on a comprehensive study and is based on departmental time estimates and headcount. 2005 amounts had been reclassified to show this new methodology on a comparative basis. Management uses underwriting gains and losses as the primary measure of each segment's financial performance.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

23. Segment Reporting (Continued)

        The following table summarizes the components of underwriting gain (loss) for each reporting segment:

	Year Ended December 31, 2007
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
Gross written premiums	$248.6	$251.0	$2.7	$3.5	$505.9
Net written premiums	232.8	250.8	2.7	—	486.3
Net earned premiums	125.5	88.9	17.5	—	232.0
Loss and loss adjustment expenses (recoveries)	32.6	(24.1)	0.6	(1.3)	8.0
Profit commission expense	—	2.7	3.8	—	6.5
Acquisition costs	10.3	31.3	1.6	—	43.2
Other operating expenses	60.5	17.3	2.0	—	79.9

Underwriting gain	$22.1	$61.6	$9.4	$1.3	$94.5

	Year Ended December 31, 2006
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
Gross written premiums	$189.2	$123.9	$8.4	$4.1	$325.7
Net written premiums	187.0	123.2	8.4	—	318.7
Net earned premiums	89.7	94.4	22.7	—	206.7
Loss and loss adjustment expenses (recoveries)	(2.0)	13.1	(4.4)	(13.5)	(6.8)
Profit commission expense	—	2.7	6.8	—	9.5
Acquisition costs	8.5	34.1	2.3	—	45.0
Other operating expenses	52.3	14.5	1.3	—	68.0

Underwriting gain	$30.8	$30.0	$16.7	$13.5	$91.0

	Year Ended December 31, 2005
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
Gross written premiums	$96.2	$98.0	$25.7	$32.2	$252.1
Net written premiums	93.9	97.8	25.7	—	217.3
Net earned premiums	74.5	105.6	18.6	—	198.7
Loss and loss adjustment expenses (recoveries)	(2.2)	(61.3)	(3.7)	(2.4)	(69.6)
Profit commission expense	—	4.8	8.0	—	12.9
Acquisition costs	6.3	36.9	2.0	—	45.3
Other operating expenses	44.3	13.8	1.2	—	59.0

Underwriting gain (loss)	$26.1	$111.4	$11.1	$2.4	$151.1

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

23. Segment Reporting (Continued)

        The following is a reconciliation of total underwriting gain to income before provision for income taxes for the years ended:

	December 31,
	2007	2006	2005
	(in millions of U.S. dollars)
Total underwriting gain	$94.5	$91.0	$151.1
Net investment income	128.1	111.5	96.8
Net realized investment (losses) gains	(1.3)	(2.0)	2.2
Unrealized (losses) gains on derivative financial instruments	(658.5)	5.5	(3.5)
Other income	0.5	0.4	0.2
Interest expense	(23.5)	(13.8)	(13.5)
Other expense	(2.6)	(2.5)	(3.7)

(Loss) income before provision for income taxes	$(463.0)	$190.0	$229.6

        The following table provides the lines of businesses from which each of the Company's four reporting segments derive their net earned premiums:

	Years Ended December 31,
	2007	2006	2005
	(in millions of U.S. dollars)
Financial guaranty direct:
Public finance	$16.2	$6.7	$2.2
Structured finance	109.3	83.0	72.3

Total	125.5	89.7	74.5

Financial guaranty reinsurance:
Public finance	62.8	61.2	57.0
Structured finance	26.1	33.2	48.6

Total	88.9	94.4	105.6

Mortgage guaranty:
Mortgage guaranty	17.5	22.7	18.6

Total net earned premiums	$232.0	$206.7	$198.7

        The other segment had an underwriting gain of $1.3 million, $13.5 million and $2.4 million for the years ended December 31, 2007, 2006 and 2005, respectively, as loss recoveries were recorded in all periods.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

23. Segment Reporting (Continued)

        The following table summarizes the Company's gross written premiums by geographic region. Allocations have been made on the basis of location of risk.

	Years Ended December 31,
	2007		2006		2005
	(in millions of U.S. dollars)
North America	$418.0	82.6%	$237.6	73.0%	$212.0	84.1%
United Kingdom	68.0	13.4%	70.0	21.5%	22.2	8.8%
Europe	17.5	3.5%	12.5	3.8%	13.2	5.2%
Australia	2.4	0.5%	4.3	1.3%	3.5	1.4%
Other	—	—	1.3	0.4%	1.2	0.5%

Total	$505.9	100.0%	$325.7	100.0%	$252.1	100.0%

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

24. Subsidiary Information

        The following tables present the condensed consolidated financial information for Assured Guaranty Ltd., Assured Guaranty US Holdings Inc., of which AGC is a subsidiary and AG Re and other subsidiaries of Assured Guaranty Ltd. as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005.

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2007
(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Assets
Total investments and cash	$473	$1,370,865	$1,776,602	$—	$3,147,940
Investment in subsidiaries	1,649,599	—	—	(1,649,599)	—
Deferred acquisition costs	—	78,908	180,390	—	259,298
Reinsurance recoverable	—	21,137	3,526	(15,814)	8,849
Goodwill	—	85,417	—	—	85,417
Premiums receivable	—	40,393	32,001	(14,480)	57,914
Deferred tax asset	—	131,449	16,114	—	147,563
Other	20,458	152,620	32,915	(112,615)	93,378

Total assets	$1,670,530	$1,880,789	$2,041,548	$(1,792,508)	$3,800,359

Liabilities and sharehodlers' equity
Liabilities
Unearned premium reserves	$—	$363,921	$632,517	$(88,089)	$908,349
Reserves for losses and loss adjustment expenses	—	74,472	75,091	(15,718)	133,845
Profit commissions payable	—	3,628	18,704	—	22,332
Senior Notes	—	197,408	—	—	197,408
Series A Enhanced Junior Subordinated Debentures	—	149,738	—	—	149,738
Other	3,960	566,538	190,721	(39,102)	722,117

Total liabilities	3,960	1,355,705	917,033	(142,909)	2,133,789

Total shareholders' equity	1,666,570	525,084	1,124,515	(1,649,599)	1,666,570

Total liabilities and shareholders' equity	$1,670,530	$1,880,789	$2,041,548	$(1,792,508)	$3,800,359

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

24. Subsidiary Information (Continued)

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

24. Subsidiary Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2007
(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments*	Assured Guaranty Ltd. (Consolidated)
Revenues
Net premiums written	$—	$181,277	$305,007	$—	$486,284
Net premiums earned	—	112,039	119,941	—	231,980
Net investment income	2	63,611	64,482	(3)	128,092
Net realized investment (losses) gains	—	(478)	(897)	31	(1,344)
Unrealized losses on derivative financial instruments	—	(506,835)	(151,700)	—	(658,535)
Equity in earnings of subsidiaries	(285,190)	—	—	285,190	—
Other income	—	1,341	1	(857)	485

Total revenues	(285,188)	(330,322)	31,827	284,361	(299,322)

Expenses
Loss and loss adjustment expenses (recoveries)	—	(14,163)	22,128	—	7,965
Acquisition costs and other operating expenses	18,084	60,743	50,759	—	129,586
Other	—	26,091	61	—	26,152

Total expenses	18,084	72,671	72,948	—	163,703

(Loss) income before (benefit) provision for income taxes	(303,272)	(402,993)	(41,121)	284,361	(463,025)
Total (benefit) provision for income taxes	—	(153,896)	(5,868)	11	(159,753)

Net (loss) income	$(303,272)	$(249,097)	$(35,253)	$284,350	$(303,272)

*
Due to the accounting for subsidiaries under common control, net (loss) income in the consolidating adjustment column does not equal parent company equity in earnings of subsidiaries, due to 1) recognition of income by Assured Guaranty US Holdings Inc. for dividends received from Assured Guaranty Ltd. and 2) the residual effects of the the FSA agreement discussed in Note 13.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

24. Subsidiary Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2006
(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments*	Assured Guaranty Ltd. (Consolidated)
Revenues
Net premiums written	$—	$123,072	$195,600	$—	$318,672
Net premiums earned	—	99,606	107,048	—	206,654
Net investment income	2	55,710	55,782	(39)	111,455
Net realized investment losses	—	(1,175)	(819)	—	(1,994)
Unrealized gains on derivative financial instruments	—	4,105	1,419	—	5,524
Equity in earnings of subsidiaries	176,060	—	—	(176,060)	—
Other income	2	393	24	—	419

Total revenues	176,064	158,639	163,454	(176,099)	322,058

Expenses
Loss and loss adjustment expenses (recoveries)	—	6,849	(13,605)	—	(6,756)
Acquisition costs and other operating expenses	16,317	56,688	49,516	—	122,521
Other	13	16,304	2	—	16,319

Total expenses	16,330	79,841	35,913	—	132,084

Income before provision for income taxes	159,734	78,798	127,541	(176,099)	189,974
Total provision for income taxes	—	16,508	13,712	20	30,240

Net income	$159,734	$62,290	$113,829	$(176,119)	$159,734

*
Due to the accounting for subsidiaries under common control, net income in the consolidating adjustment column does not equal parent company equity in earnings of subsidiaries, due to the FSA agreement discussed in Note 13.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

24. Subsidiary Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2005
(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments*	Assured Guaranty Ltd. (Consolidated)
Revenues
Net premiums written	$—	$94,480	$122,842	$—	$217,322
Net premiums earned	—	106,116	92,610	—	198,726
Net investment income	2	51,512	45,379	(57)	96,836
Net realized investment gains (losses)	—	733	1,643	(128)	2,248
Unrealized losses on derivative financial instruments	—	(1,042)	(2,474)	—	(3,516)
Equity in earnings of subsidiaries	202,137	—	—	(202,137)	—
Other income	—	—	240	—	240

Total revenues	202,139	157,319	137,398	(202,322)	294,534

Expenses
Loss and loss adjustment expenses (recoveries)	—	(1,374)	(68,190)	—	(69,564)
Acquisition costs and other operating expenses	13,623	62,372	39,699	1,532	117,226
Other	68	17,147	36	—	17,251

Total expenses	13,691	78,145	(28,455)	1,532	64,913

Income before provision for income taxes	188,448	79,174	165,853	(203,854)	229,621
Total provision for income taxes	—	17,030	29,841	(5,698)	41,173

Net income	$188,448	$62,144	$136,012	$(198,156)	$188,448

*
Due to the accounting for subsidiaries under common control, net income in the consolidating adjustment column does not equal parent company equity in earnings of subsidiaries, due to the FSA agreement discussed in Note 13.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

24. Subsidiary Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2007
(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Dividends received	$35,349	$857	$—	$(36,206)	$—
Other operating activities	(13,204)	113,837	285,217	—	385,850

Net cash flows provided by (used in) operating activities	22,145	114,694	285,217	(36,206)	385,850

Cash flows from investing activities
Fixed maturity securities:
Purchases	—	(373,699)	(680,892)	—	(1,054,591)
Sales	—	256,066	530,524	—	786,590
Maturities	—	6,180	18,544	—	24,724
Capital contribution to subsidiary	(304,016)	—	—	304,016	—
Other	1,050	(182)	(421,980)	—	(421,112)

Net cash flows (used in) provided by investing activities	(302,966)	(111,635)	(553,804)	304,016	(664,389)

Cash flows from financing activities
Proceeds from issuance of common stock	304,016	—	—	—	304,016
Capital contribution from parent	—	—	304,016	(304,016)	—
Repurchases of common stock	(9,349)	—			(9,349)
Dividends paid	(11,889)	—	(35,349)	36,206	(11,032)
Tax benefits from stock options exercised	—	183	—	—	183
Debt financing costs	—	(425)	—	—	(425)
Proceeds from employee stock purchase plan	627	—	—	—	627
Share activity under option and incentive plans	(2,584)	—	—	—	(2,584)

Net cash flows provided by (used in) financing activities	280,821	(242)	268,667	(267,810)	281,436
Effect of exchange rate changes	—	95	271	—	366

Increase in cash and cash equivalents	—	2,912	351	—	3,263
Cash and cash equivalents at beginning of year	—	2,776	2,009	—	4,785

Cash and cash equivalents at end of year	$—	$5,688	$2,360	$—	$8,048

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

24. Subsidiary Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2006
(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Dividends received	$42,563	$—	$—	$(42,563)	$—
Other operating activities	(7,759)	148,982	120,351	—	261,574

Net cash flows provided by operating activities	34,804	148,982	120,351	(42,563)	261,574

Cash flows from investing activities
Fixed maturity securities:
Purchases	—	(508,406)	(374,815)	—	(883,221)
Sales	—	341,373	315,585	—	656,958
Maturities	—	7,064	9,431	—	16,495
Other	(1,360)	12,172	(29,505)	—	(18,693)

Net cash flows provided by (used in) investing activities	(1,360)	(147,797)	(79,304)	—	(228,461)

Cash flows from financing activities
Repurchases of common stock	(21,063)	(150,000)	—	—	(171,063)
Dividends paid	(10,458)	—	(42,563)	42,563	(10,458)
Tax benefits from stock options exercised	—	170	—	—	170
Proceeds from issuance of Debentures	—	149,708	—	—	149,708
Debt financing costs	—	(1,500)	—	—	(1,500)
Repayment of note payable	(2,000)	—	—	—	(2,000)
Proceeds from employee stock purchase plan	501	—	—	—	501
Share activity under option and incentive plans	(424)	—	—	—	(424)

Net cash flows used in financing activities	(33,444)	(1,622)	(42,563)	42,563	(35,066)
Effect of exchange rate changes	—	290	258	—	548

Decrease in cash and cash equivalents	—	(147)	(1,258)	—	(1,405)
Cash and cash equivalents at beginning of year	—	2,923	3,267	—	6,190

Cash and cash equivalents at end of year	$—	$2,776	$2,009	$—	$4,785

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

24. Subsidiary Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2005
(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Dividends received	$38,414	$—	$—	$(38,414)	$—
Other operating activities	(6,389)	(23,130)	206,876	—	177,357

Net cash flows provided by (used in) operating activities	32,025	(23,130)	206,876	(38,414)	177,357

Cash flows from investing activities
Fixed maturity securities:
Purchases	—	(349,778)	(607,025)	—	(956,803)
Sales	—	347,708	379,308	—	727,016
Maturities	—	9,675	5,000	—	14,675
Other	(88)	6,568	53,531	—	60,011

Net cash flows provided by (used in) investing activities	(88)	14,173	(169,186)	—	(155,101)

Cash flows from financing activities
Repurchases of common stock	(19,014)	—	—	—	(19,014)
Dividends paid	(9,012)	—	(38,414)	38,414	(9,012)
Proceeds from employee stock purchase plan	356	—	—	—	356
Share activity under option and incentive plans	(4,267)	—	—	—	(4,267)

Net cash flows used in financing activities	(31,937)	—	(38,414)	38,414	(31,937)
Effect of exchange rate changes	—	(216)	(891)	—	(1,107)

Decrease in cash and cash equivalents	—	(9,173)	(1,615)	—	(10,788)
Cash and cash equivalents at beginning of year	—	12,096	4,882	—	16,978

Cash and cash equivalents at end of year	$—	$2,923	$3,267	$—	$6,190

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

25. Quarterly Financial Information (unaudited)

        A summary of selected quarterly statement of operations information follows:

(in thousands, except per share data)

2007	First	Second	Third	Fourth
Gross written premiums	$72,540	$88,830	$89,347	$255,182
Net written premiums	68,382	84,929	80,310	252,663
Net earned premiums	53,870	54,241	56,237	67,632
Net investment income	31,482	30,860	31,846	33,904
Net realized investment gains (losses) and unrealized gains (losses) on derivative financial instruments	(9,993)	(18,763)	(221,084)	(410,039)
Other income	—	—	370	115
Loss and loss adjustment expenses (recoveries)	(4,729)	(9,101)	3,734	18,061
Income (loss) before provision for income taxes	40,327	38,338	(174,131)	(367,559)
Net income (loss)	38,951	32,805	(114,958)	(260,070)
Earnings (loss) per share(1):
Basic	$0.58	$0.48	$(1.70)	$(3.77)
Diluted	$0.57	$0.47	$(1.70)	$(3.77)
Dividends per share	$0.04	$0.04	$0.04	$0.04

2006	First	Second	Third	Fourth
Gross written premiums	$55,384	$111,484	$73,634	$85,168
Net written premiums	50,784	110,345	73,074	84,469
Net earned premiums	48,055	48,184	51,947	58,468
Net investment income	26,238	27,255	28,472	29,490
Net realized investment gains (losses) and unrealized gains (losses) on derivative financial instruments	(977)	4,708	(1,519)	1,318
Other income	—	23	1	395
Loss and loss adjustment expenses (recoveries)	(382)	(6,513)	888	(749)
Income before provision for income taxes	40,466	54,004	44,546	50,958
Net income	34,882	44,514	37,902	42,436
Earnings per share(1):
Basic	$0.47	$0.60	$0.52	$0.59
Diluted	$0.47	$0.60	$0.51	$0.58
Dividends per share	$0.035	$0.035	$0.035	$0.035

(1)
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

Gross and net written premiums in the fourth quarter of 2007 include the impact of the Ambac portfolio reinsured by AG Re, as discussed in Note 13.

The net unrealized investment gains (losses) and unrealized gains (losses) on derivative financial instruments in the third and fourth quarters of 2007 reflect the decline in market values of the Company's credit derivative portfolio. These losses resulted from the significant widening of credit spreads observed in the third and fourth quarters of 2007. Derivatives are discussed further in Note 4.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

26. Subsequent Event

        On February 28, 2008, the Company entered into an investment agreement with an investment fund ("the Investor") affiliated with WL Ross & Co. LLC. Under this agreement, the Investor has agreed to purchase from the Company $250,000,000 of common shares at a price equal to 97% of the average of (i) $22.43 and (ii) the average of the closing prices of the Company's common shares on the New York Stock Exchange ("NYSE") on February 29, 2008 and March 3, 2008, provided that the initial price shall not be less than $21.76. The initial closing is subject to certain conditions including certain regulatory approvals. In addition, the Investor has granted the Company an option to cause the Investor to purchase from time to time common shares having an aggregate purchase price of up to $750,000,000. The purchase price per common share for such shares will be equal to 97% of the volume weighted average price of a common share on the NYSE for the 15 NYSE trading days prior to the applicable drawdown notice. The exercise of this option is subject to certain specified conditions, including approval of the Company's shareholders. The shares to be issued are subject to certain bye-law and contractual limits on voting. The Investor has also agreed, subject to certain exceptions, to certain standstill provisions and transfer restrictions. Under certain circumstances, the Company may be obligated to issue additional common shares to the Investor at a nominal value. The Company has also granted the Investor certain pre-emptive rights. The Company has also agreed to the appointment of Mr. Wilbur Ross to its Board of Directors.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        Evaluation of Disclosure Controls and Procedures.    Assured Guaranty Ltd.'s management, with the participation of Assured Guaranty Ltd.'s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Assured Guaranty Ltd.'s disclosure controls and procedures (as such term is defined in Rules 13a 15(e) and 15d 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on this evaluation, Assured Guaranty Ltd.'s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Assured Guaranty Ltd.'s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by Assured Guaranty Ltd. (including its consolidated subsidiaries) in the reports that it files or submits under the Exchange Act. The Company's management report on internal control over financial reporting is included in Item 8. Financial Statements and Supplementary Data.

        There has been no change in the Company's internal controls over financial reporting during the Company's quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

ITEM 9B.    OTHER INFORMATION

        On February 28, 2008, the Company entered into an Investment Agreement (the "Investment Agreement") with WLR Recovery Fund IV, L.P., an investment fund affiliated with WL Ross & Co. LLC ("WLR"), a company managed by Wilbur Ross (such fund is referred to as the "Investor").

        The Investor has agreed to purchase from the Company $250,000,000 of common shares (the "Initial Shares") in an initial issuance. The price per common share for the Initial Shares will be 97% of the average of (i) $22.43 and (ii) the average of the closing prices of the common shares on the New York Stock Exchange on February 29, 2008 and March 3, 2008, provided that the initial price shall not be less than $21.76. The Company may issue these or may cause its subsidiary, Assured Guaranty US Holdings Inc., to sell common shares of the Company that it holds to the Investor. This initial closing is subject to certain conditions including approval under the Hart-Scott-Rodino Antitrust Improvements Act and from certain insurance regulatory authorities, as well as other customary closing conditions. The Company currently anticipates a closing of this initial purchase under the Investment Agreement in the second quarter of 2008, although it is possible that it could take a longer time to receive the necessary approvals and satisfy the other closing conditions and there is no certainty that all approvals will be obtained or all other closing conditions met.

        In addition, the Investor has granted the Company an option to cause the Investor to purchase from the Company or Assured Guaranty US Holdings Inc. a number of common shares (the "Subsequent Shares") having an aggregate purchase price of up to $750,000,000. The purchase price per common share for the Subsequent Shares will be equal to 97% of the volume weighted average price of a common share on the NYSE for the 15 NYSE trading days prior to the applicable drawdown notice. Until the Company has received shareholder approval, the number of common shares that may be delivered pursuant to this option, taken together with other common shares issued pursuant to the Investment Agreement, including pursuant to the reset rights and pre-emptive rights described below, may not exceed the number of common shares that may be issued without approval of the Company's shareholders pursuant to the rules and regulations of the NYSE, which the Company has agreed to seek at its 2008 annual general meeting. The Company may exercise this option in one or more drawdowns, subject to a minimum drawdown of $50 million, at any time through the one year anniversary of the initial closing, provided that the purchase price per common share for the Subsequent Shares is not greater than 17.5% above, or less than 17.5% below, the price per common share for the Initial Shares. This option will terminate if the Company would otherwise be required to offer to sell to the Investor common shares pursuant to the pre-emptive rights described below but is prohibited from doing so because shareholder approval had not been obtained as required under NYSE rules.

        The Investor has acknowledged and agreed that the common shares it purchases pursuant to the Investment Agreement are "Controlled Shares" within the meaning of the Company's Bye-laws and as such the voting rights of these common shares and other Controlled Shares owned by the Investor will be reduced so that they constitute less than 9.5% of the voting power of the Company. In addition, the Investor agrees to vote all common shares of the Company over which it has voting control solely in proportion with the votes cast by all holders of voting securities of the Company on any matter put before them.

        The Investor has agreed, subject to certain exceptions, to customary standstill provisions that last until the later of (i) such time as the Investor and its affiliates own less than 10% of the Initial Shares and (ii) the date that is six months after any designee of the Investor ceases to be a director of the company pursuant to the board representation rights described below.

        The Investor has agreed, subject to certain exceptions, not to transfer any of the common shares it acquires under the Investment Agreement other than in transactions exempt from registration under the Securities Act or in open market transactions or otherwise where the Investor reasonably believes that any transferee would not own more than 4.9% of the common shares then outstanding. The Investor has represented that it does not intend to sell any common shares purchased under the Investment Agreement within one year after it purchases the Initial Shares.

        If the Company completes a sale of common shares or securities convertible into, or exercisable or exchangeable for common shares ("Additional Shares") on or before the date which is six months after the closing date for the Initial Shares or any Subsequent Shares, resulting in gross proceeds to the Company of $100,000,000 or more at a purchase price (the "Reset Price") that is less than the purchase price used for the Initial shares or such Subsequent Shares, then the Company will agree to sell to the Investor additional common shares ("Reset Shares") in an amount equal to the difference between (i) the number of Initial Shares or Subsequent Shares that would have been issued to the Investor at the initial closing or such subsequent closing had such Reset Price been used to determine the number of Initial Shares or Subsequent Shares to be issued at such initial closing or subsequent closing, as the case may be, minus (ii) the number of Initial Shares or Subsequent Shares, as the case may be, actually issued. The purchase price for the Reset Shares shall be equal to the par value. If the Company is precluded from issuing any Rest Shares because shareholder approval has not yet been obtained, then it will pay the Investor a cash amount per Reset Share not so issuable equal to the closing price of a common share on the NYSE on date of the closing of the additional common shares that triggered these reset rights.

        The Company has granted the Investor pre-emptive rights in the event the Company completes the sale on or before the date which is one year after the closing date for the Initial shares or any Subsequent Shares of Additional Shares resulting in gross proceeds to the Company of $100,000,000 or more so that the Investor may maintain its relative common share ownership position in the Company, on a fully diluted basis.

        In connection with the closing of the issuance of the Initial Shares, Mr. Wilbur Ross will be appointed, effective immediately after the Company's 2008 annual general meeting, as a director of the Company for a term expiring at the Company's 2009 annual general meeting. Thereafter, as long as the

Investor beneficially owns common shares acquired under the Investment Agreement with an aggregate purchase price of $250,000,000 or more, the Company's Nominating and Governance Committee will nominate, and the Company's board of directors will recommend to the Company's shareholders, the election as director of Mr. Ross or, if Mr. Ross is no longer actively involved in the day-to-day operations of the Investor, a designee of the Investor reasonably acceptable to the Company's Nominating and Governance Committee.

        The Company has agreed to file a shelf registration statement covering the resale of the common shares sold to the Investor pursuant to the Investment Agreement.

        The Investment Agreement may be terminated (i) if the initial closing has not occurred within six months of the date of the Investment Agreement, (ii) by mutual agreement of the Company and the Investor, (iii) if there is a non-appealable final judgment prohibiting the initial closing or prohibiting or restricting the Investor from owning or voting any common shares, (iv) by the Company or the Investor upon a breach of or failure to perform in any material respect (which breach or failure cannot be or has not been cured within 30 days after giving of notice) by the other party, or (v) prior to the initial closing, by the Investor if the Company executes or agrees to execute documentation that will result in a change in control.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Conduct

        The Company has adopted a Code of Conduct, which sets forth standards by which all Assured Guaranty Ltd. employees, officers and directors must abide as they work for the Company. The Company has posted this Code of Conduct on its internet site (www.assuredguaranty.com, under Investor Information / Corporate Governance / Code of Conduct). The Company intends to disclose on its internet site any amendments to, or waivers from, its Code of Conduct that are required to be publicly disclosed pursuant to the rules of the SEC or the NYSE. Information pertaining to this item is incorporated by reference to the sections entitled "Proposal No. 1: Election of Directors", "Corporate Governance—Did our Officers and Directors Comply with Section 16(a) Beneficial Ownership Reporting in 2007?", "Corporate Governance—How are Directors Nominated?" and "Corporate Governance—The Committees of the Board—The Audit Committee" of the definitive proxy statement for the Annual General Meeting of Shareholders, which involves the election of directors and will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

ITEM 11.    EXECUTIVE COMPENSATION

        This item is incorporated by reference to the section entitled "Executive Compensation", "Corporate Governance—Compensation Committee Interlocks and Insider Participation" and "Corporate Governance—Director Compensation" of the definitive proxy statement for the Annual General Meeting of Shareholders, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table summarizes our equity compensation plans as of December 31, 2007:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,703,231	(1)	$21.44	1,693,876	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A

Total	3,703,231		$21.44	1,693,876

(1)
Includes common shares to be issued upon exercise of stock options granted under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan.

(2)
Includes 29,608 common shares reserved for issuance under the Assured Guaranty Ltd. Employee Stock Purchase Plan and 1,664,268 common shares available for future stock options granted, restricted stock awards and restricted stock units reserved for future issuance under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan. The grants of restricted stock units have been deducted from the number of shares available for future issuance.

        Additional information is incorporated by reference to the section entitled "Information about our Common Share Ownership" of the definitive proxy statement for the Annual General Meeting of

Shareholders, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        This item is incorporated by reference to the sections entitled "Corporate Governance-What is Our Related Party Transactions Approval Policy and What Procedures Do We Use To Implement It?", "Corporate Governance-What Related Party Transactions Do We Have?" and "Corporate Governance-Director Independence" of the definitive proxy statement for the Annual General Meeting of Shareholders, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        This item is incorporated by reference to the section entitled "Proposal No. 2:Ratification of Appointment of Independent Registered Public Accounting Firm-Independent Auditor Fee Information" of the definitive proxy statement for the Annual General Meeting of Shareholders, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

  (a)
  Financial Statements, Financial Statement Schedules and Exhibits

  1.
  Financial Statements

  The following financial statements of Assured Guaranty Ltd. have been included in Item 8 hereof:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2007 and 2006
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements
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

  3.
  Exhibits

Exhibit Number	Description of Document
3.1	Certificate of Incorporation and Memorandum of Association of the Registrant (Incorporated by reference to exhibit 3.1 to Form S-1 of the Company (#333-111491))
3.2	Bye-laws of the Registrant (Incorporated by reference to exhibit 3.2 to Form S-1 of the Company (#333-111491))
4.1	Specimen Common Share Certificate (Incorporated by reference to exhibit 4.1 to Form S-1 of the Company (#333-111491))
4.2	Certificate of Incorporation and Memorandum of Association of the Registrant (See exhibit 3.1)
4.3	Bye-laws of the Registrant (See exhibit 3.2)
4.4	Indenture, dated as of May 1, 2004, among the Company, Assured Guaranty U.S. Holdings Inc. and The Bank of New York, as trustee (Incorporated by reference to exhibit 4.1 of Form 10-Q for the quarter ended March 31, 2004)
4.5	Indenture, dated as of December 1, 2006, entered into among Assured Guaranty Ltd., Assured Guaranty U.S. Holdings Inc. and The Bank of New York, as trustee (Incorporated by reference to exhibit 4.1 to the current report on form 8-K filed on December 20, 2006)
4.6	First Supplemental Subordinated Indenture, dated as of December 20, 2006, entered into among Assured Guaranty Ltd., Assured Guaranty U.S. Holdings Inc. and The Bank of New York, as trustee (Incorporated by reference to exhibit 4.2 to the current report on form 8-K filed on December 20, 2006)
4.7	Replacement Capital Covenant, dated as of December 20, 2006, between Assured Guaranty U.S. Holdings Inc. and Assured Guaranty Ltd., in favor of and for the benefit of each Covered Debtholder (as defined therein) (Incorporated by reference to exhibit 4.1 to the current report on form 8-K filed on December 20, 2006)
10.1	Employment Agreement between Dominic J. Frederico and the Registrant (Incorporated by reference to exhibit 10.1 of Form 10-K for the year ended December 31, 2004)*
10.2	Employment Agreement between Robert B. Mills and the Registrant (Incorporated by reference to exhibit 10.2 of Form 10-K for the year ended December 31, 2004)*
10.3	Employment Agreement between Michael J. Schozer and the Registrant (Incorporated by reference to exhibit 10.3 of Form 10-K for the year ended December 31, 2004)*
10.4	Employment Agreement between James M. Michener and the Registrant (Incorporated by reference to exhibit 10.4 of Form 10-K for the year ended December 31, 2004)*
10.5	Pierre Samson Separation Agreement (Incorporated by reference to exhibit 10.5 of Form 10-K for the year ended December 31, 2005)*
10.6	Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to exhibit 10.6 of Form 10-Q for the quarter ended June 30, 2004)*
10.7	Master Separation Agreement dated April 27, 2004, among the Company, ACE Limited, ACE Financial Services Inc. and ACE Bermuda Insurance Ltd. (Incorporated by reference to exhibit 10.7 to Form S-1 of the Company (#333-111491))
10.8	Transition Services Agreement, dated April 27, 2004, between the Company and ACE Limited (Incorporated by reference to exhibit 10.8 to Form S-1 of the Company (#333-111491))
10.9	Registration Rights Agreement, dated April 27, 2004, among the Company, ACE Limited and ACE Bermuda Insurance Ltd. (Incorporated by reference to exhibit 10.9 to Form S-1 of the Company (#333-111491))

10.11	Tax Allocation Agreement, dated April 27, 2004, among the Company, ACE Financial Services Inc., ACE Prime Holdings, Inc., Assured Guaranty US Holdings Inc., Assured Guaranty Corp., AGR Financial Products Inc. and ACE Risk Assurance Company (Incorporated by reference to exhibit 10.11 to Form S-1 of the Company (#333-111491))
10.12	Credit Agreement with Deutsche Bank AG, as Agent, as amended (Incorporated by reference to exhibit 10.21 to Form S-1 of the Company (#333-111491))
10.14	Retrocession Agreement between Assured Guaranty Re Overseas Ltd. and ACE American Insurance Company (Incorporated by reference to exhibit 10.29 to Form S-1 of the Company (#333-111491))
10.15	Guaranty by Assured Guaranty Re International Ltd. in favor of Assured Guaranty Re Overseas Ltd. (Incorporated by reference to exhibit 10.31 to Form S-1 of the Company (#333-111491))
10.16	Guaranty by Assured Guaranty Re Overseas Ltd. in favor of Assured Guaranty Mortgage Insurance Company (Incorporated by reference to exhibit 10.32 to Form S-1 of the Company (#333-111491))
10.17	Retrocessional Memorandum between ACE Bermuda Insurance Ltd. and Assured Guaranty Re International Ltd. (Incorporated by reference to exhibit 10.34 to Form S-1 of the Company (#333-111491))
10.18	Quota Share Reinsurance Agreement between Assured Guaranty Re Overseas Ltd. and JCJ Insurance Company (Incorporated by reference to exhibit 10.35 to Form S-1 of the Company (#333-111491))
10.19	Quota Share Retrocession Agreement between Assured Guaranty Re Overseas Ltd. and ACE INA Overseas Insurance Company Ltd. (Incorporated by reference to exhibit 10.37 to Form S-1 of the Company (#333-111491))
10.20	Quota Share Retrocession Agreement between Assured Guaranty Re Overseas Ltd. and ACE American Insurance Company (Incorporated by reference to exhibit 10.38 to Form S-1 of the Company (#333-111491))
10.21	Assignment and Indemnification Agreement between Assured Guaranty Re Overseas Ltd. and ACE INA Overseas Insurance Company Ltd. (Incorporated by reference to exhibit 10.41 to Form S-1 of the Company (#333-111491))
10.22	UK Title Quota Share Reinsurance Agreement between ACE European Markets Insurance Ltd. and Assured Guaranty Re International Ltd. (Incorporated by reference to exhibit 10.45 to Form S-1 of the Company (#333-111491))
10.23	Aggregate Loss Portfolio Reinsurance Agreement between Commercial Guaranty Assurance, Ltd. and Assured Guaranty Re Overseas Ltd. (Incorporated by reference to exhibit 10.49 to Form S-1 of the Company (#333-111491))
10.24	Quota Share Retrocession Agreement, dated April 28, 2004, between Assured Guaranty Re Overseas Ltd. and ACE Tempest Re USA, Inc. for and on behalf of ACE American Insurance Company (Incorporated by reference to exhibit 10.13 of Form 10-Q for the quarter ended June 30, 2004)
10.25	Quota Share Retrocession Agreement, dated April 28, 2004, between Assured Guaranty Corp. and ACE Tempest Re USA, Inc. for and on behalf of ACE American Insurance Company (Incorporated by reference to exhibit 10.14 of Form 10-Q for the quarter ended June 30, 2004)

10.26	Quota Share Retrocession Agreement, dated April 28, 2004, between Assured Guaranty Re Overseas Ltd. and ACE INA Overseas Insurance Company Ltd. (Incorporated by reference to exhibit 10.15 of Form 10-Q for the quarter ended June 30, 2004)
10.27	Commutation and Release Agreement, dated April 28, 2004, between Westchester Fire Insurance Company and Assured Guaranty Re Overseas Ltd. (Incorporated by reference to exhibit 10.16 of Form 10-Q for the quarter ended June 30, 2004)
10.28	Assignment and Termination Agreement, dated April 28, 2004, among Assured Guaranty Re International Ltd., ACE Bermuda Insurance Ltd. and ACE Capital Title Reinsurance Company (Incorporated by reference to exhibit 10.18 of Form 10-Q for the quarter ended June 30, 2004)
10.29	Assignment Agreement, dated April 28, 2004, among Assured Guaranty Re Overseas Ltd., ACE European Markets Insurance Limited and ACE Bermuda Insurance Ltd. (Incorporated by reference to exhibit 10.19 of Form 10-Q for the quarter ended June 30, 2004)
10.30	Assignment Agreement, dated April 15, 2004, among Assured Guaranty Re Overseas Ltd., ACE Bermuda Insurance Ltd. and ACE Capital Title Reinsurance Company (Incorporated by reference to exhibit 10.20 of Form 10-Q for the quarter ended June 30, 2004)
10.31	Directors Compensation Summary (Incorporated by reference to exhibit 10.3 of Form 10-Q for the quarter ended March 31, 2007)*
10.32	Summary of Annual Compensation*
10.34	Non-Qualified Stock Option Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan to be used with employment agreement (Incorporated by reference to exhibit 10.34 of Form 10-K for the year ended December 31, 2005)*
10.35	Non-Qualified Stock Option Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to exhibit 10.35 of Form 10-K for the year ended December 31, 2005) *
10.36	Restricted Stock Agreement for Outside Directors under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2006)*
10.37	Restricted Stock Unit Agreement for Outside Directors under Assured Guaranty Ltd. 2004 Long Term Incentive Plan (Incorporated by reference to exhibit 10.37 of Form 10-K for the year ended December 31, 2005)*
10.38	Restricted Stock Agreement under Assured Guaranty Ltd. 2004 Long Term Incentive Plan to be used with employment agreement (Incorporated by reference to exhibit 10.38 of Form 10-K for the year ended December 31, 2005)*
10.39	Restricted Stock Agreement under Assured Guaranty Ltd. 2004 Long Term Incentive Plan (Incorporated by reference to exhibit 10.39 of Form 10-K for the year ended December 31, 2005)*
10.40	Assured Guaranty Ltd. Employee Stock Purchase Plan (Incorporated by reference to exhibit 10.40 of Form 10-K for the year ended December 31, 2004)*
10.41	Letter Agreement between Robin Conner and Assured Guaranty Corp. (Incorporated by reference to exhibit 10.41 of Form 10-K for the year ended December 31, 2004)*
10.42	Form of Indemnification Agreement between the Company and its executive officers and directors (Incorporated by reference to exhibit 10.42 of Form 10-K for the year ended December 31, 2005)

10.43	Robert A. Bailenson Employment Letter (Incorporated by reference to exhibit 10.43 of Form 10-K for the year ended December 31, 2005)*
10.45	Put Agreement between Assured Guaranty Corp. and Woodbourne Capital Trust [I][II][III][IV] (Incorporated by reference to exhibit 10.6 of Form 10-Q for the quarter ended March 31, 2005)
10.46	Custodial Trust Expense Reimbursement Agreement (Incorporated by reference to exhibit 10.7 of Form 10-Q for the quarter ended March 31, 2005)
10.47	Assured Guaranty Corp. Articles Supplementary Classifying and Designating Series of Preferred Stock as Series A Perpetual Preferred Stock, Series B Perpetual Preferred Stock, Series C Perpetual Preferred Stock, Series D Perpetual Preferred Stock (Incorporated by reference to exhibit 10.8 of Form 10-Q for the quarter ended March 31, 2005)
10.48	Assured Guaranty Corp. Supplemental Executive Retirement Plan Highlights Booklet 2006 Plan Year (Incorporated by reference to exhibit 10.1 of Form 8-K filed on December 28, 2005)*
10.49	Assured Guaranty Ltd. Supplemental Employee Retirement Plan, as amended through the second amendment (Incorporated by reference to exhibit 10.2 of Form 8-K filed on December 28, 2005)*
10.50	Assured Guaranty Ltd. Performance Retention Plan (As Amended and Restated as of February 14, 2008 for Awards Granted during 2007)*
10.51	Five Year Cliff Vest Restricted Stock Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to exhibit 10.1 of Form 10-Q for the quarter ended March 31, 2006)*
10.52	Employment agreement dated as of October 5, 2006, between Assured Guaranty Ltd., Assured Guaranty Corp. and Robert Bailenson (Incorporated by reference to exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2006)*
10.53	Share Purchase Agreement, dated December 7, 2006, between Assured Guaranty US Holdings Inc. and ACE Bermuda Insurance Ltd. (Incorporated by reference to exhibit 99.1 of Form 8-K filed on December 13, 2006)
10.54	$300,000,000 Revolving Credit Facility Credit Agreement (Incorporated by reference to exhibit 99.1 of Form 8-K filed on November 9, 2006)
10.55	Assured Guaranty Corp. Supplemental Executive Retirement Plan—Amendment No. 1 (Incorporated by reference to exhibit 10.2 of Form 10-Q for the quarter ended March 31, 2007)*
10.56	Restricted Stock Unit Agreement for Outside Directors under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2007)*
10.57	$200.0 million soft-capital credit facility (Incorporated by reference to exhibit 10.2 of Form 10-Q for the quarter ended June 30, 2007)
10.58	Assured Guaranty Ltd. Performance Retention Plan (As Amended and Restated as of February 14, 2008)*
10.59	Terms of Performance Retention Award Five Year Cliff Vest Granted on February 14, 2008*
10.60	Form of Award Letter for Performance Retention Award Five Year Cliff Vest Granted on February 14, 2008*
10.61	Terms of Performance Retention Award Four Year Installment Vesting Granted on February 14, 2008*

10.62	Form of Award Letter for Performance Retention Award Four Year Installment Vesting Granted on February 14, 2008*
10.63	2007 Restricted Stock Agreement for Outside Directors under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan*
10.64	Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan to be used with employment agreement*
10.65	Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan*
10.66	Non-Qualified Stock Option Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan to be used with employment agreement*
10.67	Non-Qualified Stock Option Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan*
10.68	Investment Agreement dated as of February 28, 2008 between Assured Guaranty Ltd. and WLR Recovery Fund IV, L.P.
14.1	Code of Conduct (Incorporated by reference to exhibit 14.1 of Form 10-K for the year ended December 31, 2004)
21.1	Subsidiaries of the registrant
23.1	Accountants Consent
31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Assured Guaranty Corp. 2007 Consolidated Financial Statements

*
Management contract or compensatory plan.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSURED GUARANTY LTD.
	By:	/s/ DOMINIC J. FREDERICO Name: Dominic J. Frederico Title: President and Chief Executive Officer
Date: February 14, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ WALTER A. SCOTT Walter A. Scott	Chairman of the Board; Director	February 14, 2008
/s/ DOMINIC J. FREDERICO Dominic J. Frederico	President and Chief Executive Officer; Director	February 14, 2008
/s/ ROBERT B. MILLS Robert B. Mills	Chief Financial Officer (Principal Financial and Duly Authorized Officer)	February 14, 2008
/s/ NEIL BARON Neil Baron	Director	February 14, 2008
/s/ G. LAWRENCE BUHL G. Lawrence Buhl	Director	February 14, 2008
/s/ STEPHEN A. COZEN Stephen A. Cozen	Director	February 14, 2008
/s/ FRANCISCO L. BORGES Francisco L. Borges	Director	February 14, 2008
/s/ PATRICK W. KENNY Patrick W. Kenny	Director	February 14, 2008

/s/ DONALD H. LAYTON Donald H. Layton	Director	February 14, 2008
/s/ ROBIN MONRO-DAVIES Robin Monro-Davies	Director	February 14, 2008
/s/ MICHAEL O'KANE Michael O'Kane	Director	February 14, 2008

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedules

To the Board of Directors
of Assured Guaranty Ltd.:

        Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 28, 2008 appearing in the 2007 Annual Report to Shareholders of Assured Guaranty Ltd. also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
New York, New York
February 28, 2008

Schedule II
Assured Guaranty Ltd. (Parent Company)
Condensed Balance Sheets
(in thousands of U.S. dollars)

	As of December 31,
	2007	2006
Assets
Investments in subsidiaries and affiliates on equity basis	$1,649,599	$1,648,358
Short-term investments, at cost which approximates fair value	473	1,523
Other assets	20,458	5,152

Total assets	$1,670,530	$1,655,033

Liabilities and shareholders' equity
Liabilities
Other liabilities	$3,960	$4,272

Total liabilities	3,960	4,272

Shareholders' equity
Common stock	856	732
Additional paid-in capital	1,023,829	711,199
Retained earnings	585,256	896,947
Accumulated other comprehensive income	56,629	41,883

Total shareholders' equity	1,666,570	1,650,761

Total liabilities and shareholders' equity	$1,670,530	$1,655,033

Schedule II
Assured Guaranty Ltd. (Parent Company)
Condensed Statements of Operations
For the years ended December 31, 2007, 2006 and 2005
(in thousands of U.S. dollars)

	2007	2006	2005
Revenues
Equity in earnings of subsidiaries	$(285,190)	$176,060	$202,137
Net investment income	2	2	2
Other income	—	2	—

Total revenues	(285,188)	176,064	202,139

Expenses
Other operating expenses	18,084	16,317	13,623
Interest expense	—	13	68

Total expenses	18,084	16,330	13,691

(Loss) income before provision for income taxes	(303,272)	159,734	188,448
Total provision for income taxes	—	—	—

Net (loss) income	$(303,272)	$159,734	$188,448

Schedule II
Assured Guaranty Ltd. (Parent Company)
Condensed Statements of Cash Flows
For the years ended December 31, 2007, 2006 and 2005
(in thousands of U.S. dollars)

	2007	2006	2005
Dividends received from Assured Guaranty Re Ltd.	$35,349	$42,563	$38,414
Other operating activities	(13,204)	(7,759)	(6,389)

Net cash flows provided by operating activities	22,145	34,804	32,025

Cash flows from investing activities
Capital contribution to Assured Guaranty Re Ltd.	(304,016)	—	—
Sales (purchases) of short-term investments, net	1,050	(1,360)	(88)

Net cash flows used in investing activities	(302,966)	(1,360)	(88)

Financing activities
Proceeds from issuance of common shares	304,016	—	—
Repurchases of common stock	(9,349)	(21,063)	(19,014)
Dividends paid(1)	(11,889)	(10,458)	(9,012)
Repayment of note payable	—	(2,000)	—
Proceeds from employee stock purchase plan	627	501	356
Share activity under option and incentive plans	(2,584)	(424)	(4,267)

Net cash flows provided by (used in) financing activities	280,821	(33,444)	(31,937)
Cash and cash equivalents at beginning of period	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—

(1)
2007 includes dividends of $857 thousand paid to Assured Guaranty US Holdings Inc.

Schedule III—Supplementary Insurance Information (in millions of U.S. dollars)(1)

	As of December 31, 2007			For the Year Ended December 31, 2007
	DAC	UPR	Loss Reserves	Premiums Written	Premiums Earned	Loss and Loss Adjustment Expenses (Recoveries)	Net Investment Income	Acquisition Costs	Other Operating Expenses(2)
Financial guaranty direct	$35.2	$258.5	$41.8	$248.6	$125.5	$32.6	$32.3	$10.3	$60.5
Financial guaranty reinsurance	223.1	628.9	80.3	251.0	88.9	(24.1)	91.4	31.3	17.3
Mortgage guaranty	1.0	20.7	2.9	2.7	17.5	0.6	4.4	1.6	2.0
Other	—	0.2	8.8	3.5	—	(1.3)	—	—	—

Total	$259.3	$908.3	$133.8	$505.9	$232.0	$8.0	$128.1	$43.2	$79.9

	As of December 31, 2006			For the Year Ended December 31, 2006
Financial guaranty direct	$34.3	$140.1	$9.3	$189.2	$89.7	$(2.0)	$16.3	$8.5	$52.3
Financial guaranty reinsurance	179.3	468.2	94.8	123.9	94.4	13.1	87.5	34.1	14.5
Mortgage guaranty	3.3	35.6	2.3	8.4	22.7	(4.4)	7.7	2.3	1.3
Other	0.1	0.6	14.2	4.1	—	(13.5)	—	—	—

Total	$217.0	$644.5	$120.6	$325.7	$206.7	$(6.8)	$111.5	$45.0	$68.0

	As of December 31, 2005			For the Year Ended December 31, 2005
Financial guaranty direct	$6.6	$42.4	$13.1	$96.2	$74.5	$(2.2)	$7.6	$6.3	$44.3
Financial guaranty reinsurance	177.3	439.5	93.2	98.0	105.6	(61.3)	80.4	36.9	13.8
Mortgage guaranty	8.9	52.1	7.0	25.7	18.6	(3.7)	8.8	2.0	1.2
Other	0.6	3.1	15.1	32.2	—	(2.4)	—	—	—

Total	$193.4	$537.1	$128.4	$252.1	$198.7	$(69.6)	$96.8	$45.3	$59.0

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

Schedule IV—Reinsurance
Net Earned Premiums (in millions of U.S. dollars)(1):

	For the Year Ended December 31, 2007
Type of Business:	Direct	Ceded	Assumed	Net	Percentage of assumed to net
Financial guaranty	$130.2	$6.0	$90.3	$214.5	42.1%
Mortgage guaranty	—	—	17.5	17.5	100.0%
Other	—	4.1	4.1	—	NM

Total	$130.2	$10.1	$111.9	$232.0	48.2%

	For the Year Ended December 31, 2006
Financial guaranty	$92.0	$3.1	$95.2	$184.1	51.7%
Mortgage guaranty	—	2.3	24.9	22.7	110.2%
Other	—	6.6	6.6	—	NM

Total	$92.0	$12.0	$126.7	$206.7	61.3%

	For the Year Ended December 31, 2005
Financial guaranty	$77.3	$3.6	$106.4	$180.1	59.1%
Mortgage guaranty	—	0.4	19.0	18.6	102.2%
Life	—	3.3	3.3	—	NM
Other	—	30.2	30.2	—	NM

Total	$77.3	$37.5	$158.9	$198.7	80.0%

(1)
Some amounts may not add due to rounding.

NM = Not meaningful

Schedule V—Valuation and Qualifying Accounts (in millions of U.S. dollars)

        Valuation and qualifying accounts for the years ended December 31, 2007, 2006 and 2005 are as follows:

		Balance at beginning of year	Charged to Expense/Deduction		Balance at end of year
2007	Tax valuation allowance	$7.0	$—		$7.0
	Allowance for Uncollectible Reinsurance	—	—		—

	Total	$7.0	$—		$7.0

2006	Tax valuation allowance	$7.0	$—		$7.0
	Allowance for Uncollectible Reinsurance	—	—		—

	Total	$7.0	$—		$7.0

2005	Tax valuation allowance	$7.0	$—		$7.0
	Allowance for Uncollectible Reinsurance	21.1	(21.1)	(1)	—

	Total	$28.1	$(21.1)		$7.0

(1)
This item had no income statement impact, as it was offset by an equal change in Funds held liability.

QuickLinks

FORWARD-LOOKING STATEMENTS
TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
U.S. Public Finance Gross Par Written by Asset Type
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
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
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS ASSURED GUARANTY LTD.
Management's Responsibility for Financial Statements and Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Assured Guaranty Ltd. Consolidated Balance Sheets (in thousands of U.S. dollars except per share and share amounts)
Assured Guaranty Ltd. Consolidated Statements of Operations and Comprehensive Income (in thousands of U.S. dollars except per share amounts)
Assured Guaranty Ltd. Consolidated Statements of Shareholders' Equity For the years ended December 31, 2007, 2006 and 2005 (in thousands of U.S. dollars)
Assured Guaranty Ltd. Consolidated Statements of Cash Flows (in thousands of U.S. dollars)
Assured Guaranty Ltd. Notes to Consolidated Financial Statements December 31, 2007, 2006 and 2005
CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2007 (in thousands of U. S. dollars)
CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2006 (in thousands of U. S. dollars)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2007 (in thousands of U. S. dollars)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2006 (in thousands of U. S. dollars)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2005 (in thousands of U. S. dollars)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2007 (in thousands of U. S. dollars)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2006 (in thousands of U. S. dollars)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2005 (in thousands of U. S. dollars)
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES
Report of Independent Registered Public Accounting Firm on Financial Statement Schedules
Schedule II Assured Guaranty Ltd. (Parent Company) Condensed Balance Sheets (in thousands of U.S. dollars)
Schedule II Assured Guaranty Ltd. (Parent Company) Condensed Statements of Operations For the years ended December 31, 2007, 2006 and 2005 (in thousands of U.S. dollars)
Schedule II Assured Guaranty Ltd. (Parent Company) Condensed Statements of Cash Flows For the years ended December 31, 2007, 2006 and 2005 (in thousands of U.S. dollars)
Schedule III—Supplementary Insurance Information (in millions of U.S. dollars)(1)
Schedule IV—Reinsurance Net Earned Premiums (in millions of U.S. dollars)(1)
Schedule V—Valuation and Qualifying Accounts (in millions of U.S. dollars)