Form 10-Q
period 2008-03-31
ASSURED GUARANTY LTD
filed 2008-05-09
CIK 1273813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of registrant’s Common Shares ($0.01 par value) outstanding as of May 1, 2008 was 90,838,856.

ASSURED GUARANTY LTD.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Assured Guaranty Ltd.
Consolidated Balance Sheets
(in thousands of U.S. dollars except per share and share amounts)

(Unaudited)

	March 31,	December 31,
	2008	2007

Assets
Fixed maturity securities, at fair value (amortized cost: $2,766,961 in 2008 and $2,526,889 in 2007)	$2,815,671	$2,586,954
Short-term investments, at cost which approximates fair value	492,992	552,938

Total investments	3,308,663	3,139,892
Cash and cash equivalents	8,378	8,048
Accrued investment income	28,886	26,503
Deferred acquisition costs	272,674	259,298
Prepaid reinsurance premiums	17,533	13,530
Reinsurance recoverable on ceded losses	8,299	8,849
Premiums receivable	23,890	27,802
Goodwill	85,417	85,417
Credit derivative assets	4,061	5,474
Deferred income taxes	237,475	147,563
Other assets	66,756	40,558

Total assets	$4,062,032	$3,762,934

Liabilities and shareholders’ equity
Liabilities
Unearned premium reserves	$1,014,160	$887,171
Reserves for losses and loss adjustment expenses	177,709	125,550
Profit commissions payable	11,369	22,332
Reinsurance balances payable	3,998	3,276
Current income taxes payable	10,305	635
Funds held by Company under reinsurance contracts	28,953	25,354
Credit derivative liabilities	885,698	623,118
Senior Notes	197,416	197,408
Series A Enhanced Junior Subordinated Debentures	149,745	149,738
Liability for tax basis step-up adjustment	9,707	9,893
Other liabilities	80,302	51,889

Total liabilities	2,569,362	2,096,364

Commitments and contingencies
Shareholders’ equity
Common stock ($0.01 par value, 500,000,000 shares authorized; 80,111,101 and 79,948,979 shares issued and outstanding in 2008 and 2007)	801	799
Additional paid-in capital	1,027,895	1,023,886
Retained earnings	412,384	585,256
Accumulated other comprehensive income	51,590	56,629

Total shareholders’ equity	1,492,670	1,666,570

Total liabilities and shareholders’ equity	$4,062,032	$3,762,934

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Consolidated Statements of Operations and Comprehensive Income
(in thousands of U.S. dollars except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2008	2007

Revenues
Gross written premiums	$175,802	$55,167
Ceded premiums	(6,110)	(3,802)

Net written premiums	169,692	51,365
Increase in net unearned premium reserves	(122,859)	(14,318)

Net earned premiums	46,833	37,047
Net investment income	36,574	31,482
Net realized investment gains (losses)	627	(279)
Change in fair value of credit derivatives
Realized gains and other settlements on credit derivatives	27,617	18,156
Unrealized losses on credit derivatives	(259,621)	(10,292)
Net change in fair value of credit derivatives	(232,004)	7,864
Other income	8,536	—

Total revenues	(139,434)	76,114

Expenses
Loss and loss adjustment expenses (recoveries)	55,138	(4,023)
Profit commission expense	1,180	1,613
Acquisition costs	11,883	10,860
Other operating expenses	28,638	20,703
Interest expense	5,821	6,033
Other expense	735	601

Total expenses	103,395	35,787

(Loss) income before (benefit) provision for income taxes	(242,829)	40,327
(Benefit) provision for income taxes
Current	10,113	3,671
Deferred	(83,733)	(2,295)

Total (benefit) provision for income taxes	(73,620)	1,376

Net (loss) income	(169,209)	38,951
Other comprehensive loss, net of taxes
Unrealized holding losses on fixed maturity securities arising during the period	(4,897)	(685)
Reclassification adjustment for realized (gains) losses included in net (loss) income	(394)	221

Change in net unrealized gains on fixed maturity securities	(5,291)	(464)
Change in cumulative translation adjustment	357	29
Change in cash flow hedge	(105)	(105)
Other comprehensive loss, net of taxes	(5,039)	(540)

Comprehensive (loss) income	$(174,248)	$38,411

(Loss) earnings per share:
Basic	$(2.11)	$0.58
Diluted	$(2.11)	$0.57

Dividends per share	$0.045	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Consolidated Statements of Shareholders’ Equity
For the Three Months Ended March 31, 2008
(in thousands of U.S. dollars except per share amounts)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, December 31, 2007	$799	$1,023,886	$585,256	$56,629	$1,666,570
Net loss	—	—	(169,209)	—	(169,209)
Dividends ($0.045 per share)	—	—	(3,647)	—	(3,647)
Dividends on restricted stock units	—	16	(16)	—	—
Common stock issuance, net of offering costs	—	(945)	—	—	(945)
Shares cancelled to pay withholding taxes	(1)	(2,379)	—	—	(2,380)
Share-based compensation and other	3	7,317	—	—	7,320
Change in cash flow hedge, net of tax of $(56)	—	—	—	(105)	(105)
Change in cumulative translation adjustment	—	—	—	357	357
Unrealized loss on fixed maturity securities, net of tax of $(6,064)	—	—	—	(5,291)	(5,291)

Balance, March 31, 2008	$801	$1,027,895	$412,384	$51,590	$1,492,670

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Consolidated Statements of Cash Flows
(in thousands of U.S. dollars)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Operating activities
Net (loss) income	$(169,209)	$38,951
Adjustments to reconcile net income to net cash flows provided by operating activities:
Non-cash interest and operating expenses	7,612	6,582
Net amortization of premium on fixed maturity securities	1,178	267
Benefit for deferred income taxes	(83,733)	(2,295)
Net realized investment (gains) losses	(627)	279
Unrealized losses on credit derivatives	256,420	9,714
Fair value gain on committed capital securities	(8,512)	—
Change in deferred acquisition costs	(13,376)	(3,384)
Change in accrued investment income	(2,383)	578
Change in premiums receivable	3,912	7,460
Change in prepaid reinsurance premiums	(4,003)	(2,051)
Change in unearned premium reserves	126,989	16,383
Change in reserves for losses and loss adjustment expenses, net	32,108	(3,827)
Change in profit commissions payable	(10,963)	(19,240)
Change in funds held by Company under reinsurance contracts	3,599	3,249
Change in current income taxes	9,670	(595)
Tax benefit for stock options exercised	—	(96)
Change in liability for tax basis step-up adjustment	(186)	(4,537)
Other changes in credit derivative assets and liabilities, net	7,573	(1,732)
Other	(7,024)	(15,703)

Net cash flows provided by operating activities	149,045	30,003

Investing activities
Fixed maturity securities:
Purchases	(326,204)	(281,321)
Sales	118,392	212,870
Maturities	3,250	6,020
Sales of short-term investments, net	62,142	37,722

Net cash flows used in investing activities	(142,420)	(24,709)

Financing activities
Dividends paid	(3,647)	(2,760)
Share activity under option and incentive plans	(2,262)	(1,444)
Equity offering costs	(429)	—
Tax benefit from employee stock options	—	96
Debt issue costs	—	(425)

Net cash flows used in financing activities	(6,338)	(4,533)
Effect of exchange rate changes	43	168

Increase in cash and cash equivalents	330	929
Cash and cash equivalents at beginning of period	8,048	4,785

Cash and cash equivalents at end of period	$8,378	$5,714

Supplementary cash flow information
Cash paid during the period for:
Income taxes	$500	$8,400
Interest	$—	$210

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements

March 31, 2008

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

2.  Significant Accounting Policies

                Basis of Presentation

                The unaudited interim consolidated financial statements, which include the accounts of the Company, have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and, in the opinion of management, reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the Company’s financial condition, results of operations and cash flows for the periods presented.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. These unaudited interim consolidated financial statements cover the three-month period ended March 31, 2008 (“First Quarter 2008”) and the three-month period ended March 31, 2007 (“First Quarter 2007”). Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for a full year.  These unaudited interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission.

                Certain of the Company’s subsidiaries are subject to U.S. and U.K. income tax. The provision for income taxes is calculated in accordance with Statement of Financial Accounting Standards (“FAS”) FAS No. 109, “Accounting for Income Taxes”. The Company’s provision for income taxes for interim financial periods is not based on an estimated annual effective rate due to the variability in changes in fair value of its derivative financial instruments, which prevents the Company from projecting a reliable estimated annual effective tax rate and pre-tax income for the full year of 2008.  A discrete calculation of the provision is calculated for each interim period.

                Reclassifications

                Certain prior year items have been reclassified to conform to the current year presentation.

                Effective with the quarter ended March 31, 2008, the Company reclassified the revenues, expenses and balance sheet items associated with financial guaranty contracts that the Company’s financial guaranty subsidiaries write in the form of credit default swap (“CDS”) contracts.  The reclassification does not change the Company’s net income (loss) or shareholders’ equity.  This reclassification is being adopted by the Company after agreement with member companies of the Association of Financial Guaranty Insurers in consultation with the staffs of the Office of the Chief Accountant and the Division of Corporate Finance of the Securities and Exchange Commission.  The reclassification is being implemented in order to increase comparability of the Company’s financial statements with other financial guaranty companies that have CDS contracts.

                The Company’s CDS contracts provide for credit protection against payment default and have substantially the same terms and conditions as its financial guaranty insurance contracts.  Under GAAP, however, CDS contracts are subject to derivative accounting rules and financial guaranty policies are subject to insurance accounting rules.

                In the accompanying unaudited interim consolidated statements of operations and comprehensive income, the Company has reclassified previously reported CDS revenues from “net earned premiums” to “realized gains and other settlements on credit derivatives.”  Loss and loss adjustment expenses and recoveries that were previously included in “loss and loss adjustment expenses (recoveries)” have been reclassified to “realized gains and other settlements on credit derivatives,” as well.  Portfolio and case loss and loss adjustment expenses have been reclassified from “loss and loss adjustment expenses (recoveries)” and are included in “unrealized gains (losses) on credit derivatives,” which previously included only unrealized mark to market gains or losses on the Company’s contracts written in CDS form.  In the consolidated balance sheet, the Company reclassified all CDS-related balances previously included in “unearned premium reserves,” “reserves for losses and loss adjustment expenses,” “prepaid reinsurance premiums,” “premiums receivable” and “reinsurance balances payable” to either “credit derivative liabilities” or “credit derivative assets,” depending on the net position of the CDS contract at each balance sheet date.

                The effects of these reclassifications on the Company’s consolidated balance sheet as of December 31, 2007 and related statements of operations and comprehensive income and cash flows for the three months ended March 31, 2007 are as follows (dollars in thousands):

	As of December 31, 2007
	As previously reported	As reclassified

ASSETS:
Prepaid reinsurance premiums	$17,049	$13,530
Premiums receivable	57,914	27,802
Unrealized gains on derivative financial instruments(1)	17,584	—
Credit derivative assets	—	5,474
Other assets(1)	32,242	40,558
Total assets	3,800,359	3,762,934

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Unearned premium reserves	$908,349	$887,171
Reserves for losses and loss adjustment expenses	133,845	125,550
Reinsurance balances payable	4,136	3,276
Unrealized losses on derivative financial instruments	630,210	—
Credit derivative liabilities	—	623,118
Total liabilities	2,133,789	2,096,364
Total shareholders’ equity	1,666,570	1,666,570
Total liabilities and shareholders’ equity	3,800,359	3,762,934

(1)                        A fair value gain of $8.3 million related to Assured Guaranty Corp.’s committed capital securities, which was included in “Unrealized gains on derivative financial instruments” at December 31, 2007 has been reclassified to “Other assets” to conform with the 2008 presentation.

	Three Months Ended March 31, 2007
	As previously reported	As reclassified

Gross written premiums	$72,540	$55,167
Ceded premiums	(4,158)	(3,802)
Net written premiums	68,382	51,365
Increase in unearned premium reserves	(14,512)	(14,318)
Net earned premiums	53,870	37,047
Realized gains and other settlements on credit derivatives	—	18,156
Unrealized losses on derivative financial instruments	(9,714)	—
Unrealized losses on credit derivatives	—	(10,292)
Loss and loss adjustment expenses (recoveries)	(4,729)	(4,023)
Acquisition costs	10,811	10,860
Net income	38,951	38,951

	Three Months Ended March 31, 2007
	As previously reported	As reclassified

CASH FLOWS FROM OPERATING ACTIVITIES:
Change in unrealized losses on derivative financial instruments	$9,714	$—
Unrealized losses on credit derivatives	—	9,714
Other changes in credit derivative assets and liabilities, net	—	(1,732)
Change in premiums receivable	5,377	7,460
Change in prepaid reinsurance premiums	(2,013)	(2,051)
Change in unearned premium reserves	16,538	16,383
Change in reserves for losses and loss adjustment expenses, net	(3,669)	(3,827)
Net cash provided by operating activities	30,003	30,003

                These adjustments had no impact on net income (loss), comprehensive income (loss), earnings (loss) per share, cash flows or total shareholders’ equity.

3.  Recent Accounting Pronouncements

                In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 applies to other accounting pronouncements that require or permit fair value measurements, since the FASB had previously concluded in those accounting pronouncements that fair value is the relevant measure. Accordingly, FAS 157 does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted FAS 157 effective January 1, 2008. See Note 13.

                In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“FAS 159”). FAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, FAS 159 specifies that all subsequent changes in fair value for that instrument shall be reported in the Statement of Operations and Comprehensive Income. FAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted FAS 159 effective January 1, 2008. The Company did not apply the fair value option to any eligible items on its adoption date.

                In April 2007, the FASB Staff issued FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FSP FIN 39-1”), which permits companies to offset cash collateral receivables or payables with net derivative positions under certain circumstances. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. FSP FIN 39-1 did not affect the Company’s results of operations or financial position.

                In March 2008, the FASB issued FAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. FAS 161 is not expected to have an impact on the Company’s current results of operations or financial position.

4.  Credit Derivatives

                Certain products (principally credit protection oriented) issued by the Company have been deemed to meet the definition of a derivative under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS

133”), FAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”) and FAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“FAS 155”). These products consist primarily of credit derivatives. In addition, the Company issued a few index based derivative financial instruments prior to 2004. FAS 133, FAS 149 and FAS 155 (which the Company adopted on January 1, 2007) establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. FAS 133 and FAS 149 require that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheets and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value, cash flow or foreign currency hedge. FAS 155 requires companies to recognize freestanding or embedded derivatives relating to beneficial interests in securitized financial instruments. This recognition was not required prior to January 1, 2007. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company had no derivatives that were designated as hedges during 2008 and 2007.

                Realized gains and other settlements on credit derivatives include credit derivative premiums received and receivable for credit protection the Company has sold under its insured CDS as well as any contractual claim losses paid and payable related to insured credit events under these contracts, ceding commissions (expense) income and realized gains or losses related to their early termination.  The Company generally holds derivative contracts to maturity.  However, in certain circumstances such as for risk management purposes or as a result of a decision to exit a line of business, the Company may decide to terminate a derivative contract prior to maturity.

                The following table disaggregates realized gains and other settlements on credit derivatives into its component parts for the periods ended March 31, 2008 and 2007 (dollars in thousands):

	Three Months Ended March 31,
	2008	2007

Realized gains and other settlements on credit derivatives
Net credit derivative premiums received and receivable	$27,822	$16,823
Net credit derivative losses recovered and recoverable	14	1,284
Ceding commissions (expense) income	(219)	49

Total realized gains and other settlements on credit derivatives	$27,617	$18,156

                Unrealized gains (losses) on credit derivatives represent the adjustments for changes in fair value that are recorded in each reporting period, under FAS 133. Changes in unrealized gains and losses on credit derivatives are reflected in the consolidated statements of operations and comprehensive income in unrealized losses on credit derivatives. Cumulative unrealized losses, determined on a contract by contract basis, are reflected as liabilities in the Company’s balance sheets. Cumulative unrealized gains are reflected as assets. Unrealized gains and losses resulting from changes in the fair value of derivatives occur because of changes in interest rates, credit spreads, recovery rates, the credit ratings of the referenced entities and the issuing Company’s own credit rating and other market factors. The unrealized losses on credit derivatives will reduce to zero as the exposure approaches its maturity date, unless there is a payment default on the exposure. Changes in the fair value of the Company’s derivative contracts do not reflect actual claims or credit losses, and have no impact on the Company’s claims paying resources, rating agency capital or regulatory capital positions.

                For the three months ended March 31, 2008 approximately 41% of the Company’s unrealized loss on credit derivatives is due to a decline in the market value of high yield and investment grade corporate collateralized loan obligation transactions, with the balance generated by lower market values principally in the residential and commercial mortgage backed securities markets. With considerable volatility continuing in the market, the fair value adjustment amount will fluctuate significantly in future periods.

                In general, the Company structures derivative transactions such that the method for making loss payments is similar to that for financial guaranty policies and only occurs as losses are realized on the underlying reference obligation. Nonetheless, credit derivative transactions are governed by International Swaps and Derivatives Association, Inc. (“ISDA”) documentation and may operate differently from financial guaranty insurance policies. For example, the Company’s control rights with respect to a reference obligation under a credit derivative may be more limited than when the Company issues a financial guaranty insurance policy. In addition, while the Company’s exposure under credit derivatives, like the Company’s exposure under financial guaranty insurance policies, have been generally for as long as the reference obligation remains outstanding, unlike financial guaranty policies, a credit derivative may be terminated for a breach of the ISDA documentation or other specific events. In some older credit derivative transactions, one such specified event is the failure of AGC or AG Re to maintain specified financial strength ratings ranging from BBB- to AA-. If a credit derivative is terminated the Company could be required to make a mark-to-market payment as determined under the ISDA documentation. For example, if AGC’s rating were downgraded to A, under market conditions at March 31, 2008, if the counterparties exercised their right to terminate their credit derivatives, AGC would have been required make mark-to-market payments of approximately $68 million. As of March 31, 2008 the Company had pre-IPO transactions with approximately $1.5 billion of par subject to collateral posting due to changes in market value. Currently no additional collateral posting is required or anticipated for these transactions.

                Unrealized gains (losses) on credit derivatives are a function of changes in the estimated fair value of the Company’s credit derivative contracts. If credit spreads of the underlying obligations change, the fair value of the related credit derivative changes. Market liquidity could also impact valuations of the underlying obligations. As such, the Company experiences mark-to-market gains or losses.  As of March 31, 2008 and December 31, 2007, the Company considered the impact of its own credit risk, in collaboration with credit spreads on risk that it assumes through CDS contracts, in determining the fair value of its credit derivatives.    The Company determines its own credit risk based on quoted CDS prices traded on the Company at each balance sheet date.  The quoted price of CDS contracts traded on the Company at March 31, 2008 and December 31, 2007 was 180 basis points and 540 basis points, respectively.  The price of CDS traded on the Company generally moves directionally the same as general market spreads.  A widening of the CDS prices traded on the Company has an effect of offsetting unrealized losses that result from widening general market credit spreads.  Thus, as the Company’s credit spreads widen, the value of its CDS decreases.  Conversely, as the Company’s own credit spread narrows, the value of its unrealized losses widens. However, an overall narrowing of spreads generally results in an unrealized gain on credit derivatives for the Company and a widening of spreads generally results in an unrealized loss for the Company.

                The total notional amount of insured CDS exposure outstanding as of March 31, 2008 and December 31, 2007 and included in the Company’s financial guaranty exposure was $78.1 billion and $71.6 billion, respectively. The following table summarizes the estimated change in fair values on the net balance of the Company’s CDS positions assuming immediate parallel shifts in credit spreads at March 31, 2008:

(Dollars in millions)

Credit Spreads	Estimated Net Fair Value (Pre-Tax)	Estimated Pre-Tax Change in Gain / (Loss)
March 31, 2008:
100% widening in spreads	$(1,738.2)	$(860.8)
50% widening in spreads	(1,275.7)	(398.3)
25% widening in spreads	(1,087.5)	(210.1)
10% widening in spreads	(968.2)	(90.8)
Base Scenario	(877.4)	—
10% narrowing in spreads	(818.3)	59.1
25% narrowing in spreads	(665.8)	211.6
50% narrowing in spreads	(332.4)	545.0

                The impact of changes in credit spreads will vary based upon the volume, tenor, interest rates, and other market conditions at the time these fair values are determined. In addition, since each transaction has unique collateral and structure terms, the underlying change in fair value of each transaction may vary considerably. During First Quarter 2008, the Company incurred net mark-to-market losses on credit derivative contracts of $(259.6) million, pre-tax, related to high yield and investment grade corporate collateralized loan obligations (“CLOs”), as well as residential and commercial mortgage backed securities exposures. The unrealized loss on credit derivatives resulted largely from the decline in fixed income security market prices resulting from higher credit spreads, due to the recent lack of liquidity in the High Yield CDO and CLO market as well as continuing market concerns over the most recent vintages of subprime residential mortgage backed securities, rather than from credit rating downgrades, delinquencies or defaults on securities guaranteed by the Company.

5.  U.S. Subprime Mortgage Backed and Home Equity (“HELOC”) Exposures

                The Company insures various types of residential mortgage-backed securitizations (“RMBS”). Such transactions may include obligations backed by closed-end first mortgage loans and closed and open-end second mortgage loans or home equity loans on one-to-four family residential properties, including condominiums and cooperative apartments. A RMBS transaction where the underlying collateral is comprised of revolving home equity lines of credit is generally referred to as a HELOC transaction. In general, the collateral supporting HELOC securitizations are second lien loans made to prime borrowers. As of March 31, 2008, the Company had net par outstanding of $2.3 billion related to HELOC securitizations, of which $1.6 billion were written in the Company’s financial guaranty direct segment.  As of March 31, 2008, the Company had net par outstanding of $2.0 billion for transactions with Countrywide, of which $1.4 billion were written in the Company’s financial guaranty direct segment. Countrywide’s HELOC servicer rating are:

Moody’s Investor Services	SQ1- (“strong”)
Fitch Ratings	RPS1- (“fully acceptable”)
Standard & Poor’s Corp.	Strong (Negative Watch)

                The performance of the Company’s HELOC exposures deteriorated during 2007 and the first three months of 2008 and transactions, particularly those originated in the period from 2005 through 2007, continue to perform below the Company’s original underwriting expectations. In accordance with its standard practice, during the First Quarter of 2008, the Company evaluated the most currently available information, including trends in delinquencies, charge-offs on the underlying loans and draw rates on the lines of credit. As a result of that analysis, and in accordance with the Company’s policies for establishing case and portfolio loss reserves, the Company made additions to portfolio reserves of $33.4 million and additions to case reserves of $9.2 million for its HELOC exposures. Of these amounts, $27.7 million of the portfolio reserve addition related to the Company’s financial guaranty direct segment, and the entire case reserve addition related to the Company’s financial guaranty reinsurance segment.  As of March 31, 2008 the Company had $54.5 million of portfolio reserves for its HELOC exposures, of which $44.3 million relate to the financial guaranty direct segment, and $11.6 million of case reserves for its HELOC exposures primarily in the financial guaranty reinsurance segment. Additionally, the Company recorded salvage reserves of $22.6 million associated with its direct HELOC exposures, and included this amount in “Other assets” in its March 31, 2008 consolidated balance sheet.

                The ultimate performance of the Company’s HELOC transactions will depend on many factors, such as the level and timing of loan defaults, interest proceeds generated by the securitized loans, repayment speeds and changes in home prices, as well as the levels of credit support built into each transaction. Other factors also may have a material impact upon the ultimate performance of each transaction, including the ability of the seller and servicer to fulfill all of their contractual obligations including its obligation to fund future draws on lines of credit. The variables affecting transaction performance are interrelated, difficult to predict and subject to considerable volatility. Consequently, the range of potential outcomes is wide and subject to significant uncertainty. Based on currently available information, the Company believes the reasonably possible range of case loss for its Countrywide exposure in the financial guaranty direct segment is $0–$100 million after tax. If actual results differ materially from any of the Company’s assumptions, the losses incurred could be materially different from the Company’s estimate. The Company continues to update its evaluation of these exposures as new information becomes available.

                Another type of RMBS transaction is generally referred to as “Subprime RMBS”. The collateral supporting such transactions is comprised of first-lien residential mortgage loans made to subprime borrowers. A “subprime borrower” is one considered to be a higher risk credit based on credit scores or other risk characteristics. As of March 31, 2008, the Company had net par outstanding of $7.0 billion related to Subprime RMBS securitizations. Of that amount, $6.2 billion is from transactions issued in the period from 2005 through 2007 and written in the Company’s financial guaranty direct segment. The majority of the Company’s Subprime RMBS exposure is rated triple-A by all major rating agencies, and by the Company, at March 31, 2008. As of March 31, 2008, the Company had portfolio reserves of $5.4 million and case reserves of $5.7 million related to its $7.0 billion U.S. Subprime RMBS exposure, of which $4.1 million were portfolio reserves related to its $6.2 billion exposure in the financial guaranty direct segment for transactions issued from 2005 through 2007.

                The problems affecting the subprime mortgage market have been widely reported, with rising delinquencies, defaults and foreclosures negatively impacting the performance of Subprime RMBS transactions. Those concerns relate primarily to Subprime RMBS issued in the period from 2005 through 2007. The $6.2 billion exposure that the Company has to such transactions in its financial guaranty direct segment benefits from various structural protections, including credit enhancement that on average currently equals approximately 50.8% of the remaining principal balance of the transactions.

The Company also has exposure of $506.0 million to Closed-End Second (“CES”) RMBS transactions, of which $486.0 million is in the direct segment. As with other types of RMBS, the Company has seen significant deterioration in the performance of its CES exposures during the first quarter of 2008.  As of March 31, 2008, the Company had portfolio reserves of $4.2 million in its financial guaranty direct segment and case reserves of $1.0 million in its financial guaranty reinsurance segment related to its U.S. Closed-End Second RMBS exposure.

The ultimate performance of the Company’s Subprime RMBS and CES  RMBS  transactions remains highly uncertain and may be subject to considerable volatility due to the influence of many factors, including the level and timing of loan defaults, changes in housing prices and other variables. The Company’s current estimate of loss reserves related to its Subprime RMBS and CES RMBS exposures represent management’s best estimate of loss based on the current information, however, actual results may differ materially from current estimates. The Company will continue to monitor the performance of its Subprime RMBS and CES RMBS exposures and will adjust the risk ratings of those transactions based on actual performance and management’s estimates of future performance.

6.  Analysis Of Premiums Written, Premiums Earned And Loss And Loss Adjustment Expenses

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

In the event that any or all of the reinsurers are unable to meet their obligations, the Company would be liable for such defaulted amounts. Direct, assumed, and ceded amounts were as follows (March 2007 amounts have been reclassified as discussed in Note 2):

	Three Months Ended March 31,
	2008	2007
	(in thousands of U.S. dollars)
Premiums Written
Direct	$146,409	$32,147
Assumed	29,393	23,020
Ceded	(6,110)	(3,802)
Net	$169,692	$51,365

Premiums Earned
Direct	$17,967	$12,272
Assumed	30,927	26,533
Ceded	(2,061)	(1,758)
Net	$46,833	$37,047

Loss and Loss Adjustment Expenses (Recoveries)
Direct	$35,915	$657
Assumed	19,028	(4,838)
Ceded	195	158
Net	$55,138	$(4,023)

Net premiums written for First Quarter 2008 were $169.7 million compared with $51.4 million for First Quarter 2007. The $118.3 million increase is mainly attributable to the Company’s direct premiums written resulting from the expansion of the Company’s financial guaranty direct segment, particularly in the U.S. public finance market.  First Quarter 2008  includes upfront direct premiums written of $121.6 million from the Company’s U.S. public finance business, compared with $8.8 million for the same period last year.

Net premiums earned for First Quarter 2008 were $46.8 million compared with $37.0 million for First Quarter 2007. The $9.8 million increase is partially attributable to the Company’s direct earned premiums which increased $5.2 million in First Quarter 2008, compared with First Quarter 2007.  This increase is attributable to the continued growth of the Company’s in-force book of business. The First Quarter 2007 included $1.7 million of public finance refundings in the financial guaranty direct segment.  First Quarter 2008 did not have any earned premiums from public finance refundings in the financial guaranty direct segment.  Public finance refundings reflect the unscheduled pre-payment or refundings of underlying municipal bonds. Also contributing to the Company’s increase in net premiums earned was the financial guaranty reinsurance segment, which increased $5.9 million compared to the same period last year. This increase was mainly due to the portfolio assumed from Ambac Assurance Corp. (“Ambac”) during December 2007. Offsetting these increases was a decrease of $1.2 million in net premiums earned in the mortgage segment due to run-off.

Loss and loss adjustment expenses (“LAE”) (recoveries) were $55.1 million and $(4.0) million for First Quarter 2008 and First Quarter 2007, respectively.  First Quarter 2008 included an increase in portfolio reserves in the financial guaranty direct segment of $35.7 million, primarily related to the Company’s HELOC and other RMBS exposures (refer to Note 5 for further detail). Additionally, loss and loss adjustment expenses in the financial guaranty reinsurance segment were $19.2 million, including increases in both case and portfolio reserves related to our HELOC and other RMBS exposures. First Quarter 2007 assumed loss and LAE was $(4.0) million principally due to aircraft-related transactions in the reinsurance segment.  In addition the Company received $1.3 million of loss recoveries from its other segment.

Reinsurance recoverable on ceded losses and LAE as of March 31, 2008 and December 31, 2007 were $8.3 million and $8.8 million, respectively and are mainly related to the Company’s other segment.

7.  Commitments and Contingencies

Effective January 1, 2004, Assured Guaranty Mortgage Insurance Company ("AGMIC") reinsured a private mortgage insurer (the "Reinsured") under a Mortgage Insurance Stop Loss Excess of Loss Reinsurance Agreement (the "Agreement").  Under the Agreement, AGMIC agreed to cover the Reinsured’s aggregate mortgage guaranty insurance losses in excess of a $25 million retention and subject to a $95 million limit.

Coverage under the Agreement was triggered only when the Reinsured’s: (1) combined loss ratio exceeded 100%; and (2) risk to capital ratio exceeded 25 to 1, according to insurance statutory accounting.  In April 2008, AGMIC notified the Reinsured it was terminating the Agreement because of its breach of the terms of the Agreement.  The Reinsured has notified AGMIC that it considers the Agreement to remain in effect and that the two coverage triggers under the Agreement apply as of April 1, 2008.  By letter dated May 5, 2008, the Reinsured demanded arbitration against AGMIC seeking a declaration that the Agreement remains in effect and alleged compensatory and other damages.

AGMIC plans to vigorously defend against the Reinsured's arbitration demand and its position is that the termination of the Agreement is of immediate effect and that it has no liability under the Agreement.

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

8.  Long-Term Debt and Credit Facilities

The Company’s unaudited interim consolidated financial statements include long-term debt used to fund the Company’s insurance operations, and related interest expense, as described below.

Senior Notes

Assured Guaranty US Holdings Inc. (“AGUS”), a subsidiary of the Company, issued $200.0 million of 7.0% Senior Notes due 2034 for net proceeds of $197.3 million. The proceeds of the offering were used to repay substantially all of a $200.0 million promissory note issued to a subsidiary of ACE in April 2004 as part of the IPO related formation transactions. The coupon on the Senior Notes is 7.0%, however, the effective rate is approximately 6.4%, taking into account the effect of a cash flow hedge executed by the Company in March 2004. The Company recorded interest expense of $3.3 million, including $0.2 million of amortized gain on the cash flow hedge, for both First Quarter 2008 and First Quarter 2007. These Senior Notes are fully and unconditionally guaranteed by Assured Guaranty Ltd.

Series A Enhanced Junior Subordinated Debentures

On December 20, 2006, AGUS issued $150.0 million of Series A Enhanced Junior Subordinated Debentures (the “Debentures”) due 2066 for net proceeds of $149.7 million. The proceeds of the offering were used to repurchase 5,692,599 of Assured Guaranty Ltd.’s common shares from ACE Bermuda Insurance Ltd., a subsidiary of ACE. The Debentures pay a fixed 6.40% rate of interest until December 15, 2016, and thereafter pay a floating rate of interest, reset quarterly, at a rate equal to 3 month LIBOR plus a margin equal to 2.38%. AGUS may elect at one or more times to defer payment of interest for one or more consecutive periods for up to ten years. Any unpaid interest bears interest at the then applicable rate. AGUS may not defer interest past the maturity date. The Company recorded interest expense of $2.5 million in both First Quarter 2008 and First Quarter 2007. These Debentures are guaranteed on a junior subordinated basis by Assured Guaranty Ltd.

Credit Facilities

2006 Credit Facility

On November 6, 2006, Assured Guaranty Ltd. and certain of its subsidiaries entered into a $300.0 million five-year unsecured revolving credit facility (the “2006 credit facility”) with a syndicate of banks. Under the $300.0 million credit facility, each of Assured Guaranty Corp. (“AGC”), Assured Guaranty (UK) Ltd. (“AG (UK)”), Assured Guaranty Re Ltd. (“AG Re”), Assured Guaranty Re Overseas Ltd. (“AGRO”) and Assured Guaranty Ltd. are entitled to request the banks to make loans to such borrower or to request that letters of credit be issued for the account of such borrower.

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

The 2006 credit facility’s financial covenants require that Assured Guaranty Ltd. (a) maintain a minimum net worth of seventy-five percent (75%) of the Consolidated Net Worth of Assured Guaranty Ltd. as of the most recent fiscal quarter of Assured Guaranty Ltd. prior to November 6, 2006 and (b) maintain a maximum debt-to-capital ratio of 30%. In addition, the 2006 credit facility requires that AGC maintain qualified statutory capital of at least 75% of its statutory capital as of the fiscal quarter prior to November 6, 2006. Furthermore, the 2006 credit facility contains restrictions on Assured Guaranty Ltd. and its subsidiaries, including, among other things, in respect of their ability to incur debt, permit liens, become liable in respect of guaranties, make loans or investments, pay dividends or make distributions, dissolve or become party to a merger, consolidation or acquisition, dispose of assets or enter into affiliate transactions. Most of these restrictions are subject to certain minimum thresholds and exceptions. The 2006 credit facility has customary events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, bankruptcy or insolvency proceedings, change of control and cross-default to other debt agreements. A default by one borrower will give rise to a right of the lenders to terminate the facility and accelerate all amounts then outstanding. As of March 31, 2008 and December 31, 2007, Assured Guaranty was in compliance with all of those financial covenants.

As of March 31, 2008 and December 31, 2007, no amounts were outstanding under this facility nor have there been any borrowings under this facility.

No letters of credit were outstanding as of March 31, 2008 or December 31, 2007.

Non-Recourse Credit Facilities

AG Re Credit Facility

On July 31, 2007 AG Re entered into a non-recourse credit facility (“AG Re Credit Facility”) with a syndicate of banks which provides up to $200.0 million to satisfy certain reinsurance agreements and obligations. The AG Re Credit Facility expires in July 2014.

The AG Re Credit Facility does not contain any financial covenants. The AG Re Credit Facility has customary events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, bankruptcy or insolvency proceedings, change of control and cross default to other debt agreements. If any such event of default were triggered, AG Re could be required to repay potential outstanding borrowings in an accelerated manner.

AG Re’s obligations to make payments of principal and interest on loans under the AG Re Credit Facility, whether at maturity, upon acceleration or otherwise, are limited recourse obligations of AG Re and are payable solely from the collateral securing the AG Re Credit Facility, including recoveries with respect certain insured obligations in a designated portfolio, premiums with respect to defaulted insured obligations in that portfolio, certain designated reserves and other designated collateral.

As of March 31, 2008 and December 31, 2007, no amounts were outstanding under this facility nor have there been any borrowings under the life of this facility.

Committed Capital Securities

On April 8, 2005, AGC entered into four separate agreements with four different unaffiliated custodial trusts pursuant to which AGC may, at its option, cause each of the custodial trusts to purchase up to $50.0 million of perpetual preferred stock of AGC. The custodial trusts were created as a vehicle for providing capital support to AGC by allowing AGC to obtain immediate access to new capital at its sole discretion at any time through the exercise of the put option. If the put options were exercised, AGC would receive $200.0 million in return for the issuance of its own perpetual preferred stock, the proceeds of which may be used for any purpose including the payment of claims. The put options were not exercised during 2008 or 2007. Initially, all of committed capital securities of the custodial trusts (the “CCS Securities”) were issued to a special purpose pass-through trust (the “Pass-Through Trust”). The Pass-Through Trust was dissolved in April 2008 and the committed capital securities were distributed to the holders of the Pass-Through Trust’s securities. Neither the Pass-Through Trust nor the Custodial Trusts are consolidated in Assured Guaranty Ltd.’s financial statements.

Income distributions on the Pass-Through Trust Securities and CCS Securities were equal to an annualized rate of One-Month LIBOR plus 110 basis points for all periods ending on or prior to April 8, 2008. Following dissolution of the Pass-Through Trust, distributions on the CCS Securities will be determined pursuant to an auction process. On April 7, 2008 this auction process failed, thereby increasing the annualized rate on the CCS Securities to

One-Month LIBOR plus 250 basis points. Distributions on the AGC Preferred Stock will be determined pursuant to the same process or, if the Company so elects upon the dissolution of the Custodial Trusts at a fixed rate equal to One-Month LIBOR plus 250 basis points (based on the then current 30-year swap rate).

During First Quarter 2008 and First Quarter 2007, AGC incurred $0.7 million and $0.6 million, respectively, of put option premiums which are an on-going expense. These expenses are presented in the Company’s unaudited interim consolidated statements of operations and comprehensive income under other expense.

The CCS securities have a fair value of $16.8 million and $8.3 million as of March 31, 2008 and December 31, 2007, respectively, and a change in fair value during First Quarter 2008 of $8.5 million which are recorded in the consolidated balance sheets in other assets and the unaudited interim consolidated statements of operations and comprehensive income in other income, respectively. The change in fair value of CCS securities was $0 during First Quarter 2007, as the fair value was $0 at both March 31, 2007 and December 31, 2006.

9. Employee benefit Plans

Share-Based Compensation

Share-based compensation expense in First Quarter 2008 and First Quarter 2007 was $6.4 million ($5.4 million after tax) and $5.5 million ($4.6 million after tax), respectively.  The effect on basic and diluted earnings per share for First Quarter 2008 and First Quarter 2007 was $0.07 and $0.07, respectively.  First Quarter 2008 and First Quarter 2007 expense included $3.9 million ($3.5 million after tax) and $2.6 million ($2.1 million after tax), respectively, related to accelerated vesting for stock award grants to retirement-eligible employees.

Beginning February 2008, the Company granted restricted stock units to employees with the vesting terms similar to those of the restricted common shares. During First Quarter 2008, the Company recognized $2.0 million ($1.8 million after tax) of expense for restricted stock units to employees.

Performance Retention Plan

The Company recognized approximately $5.5 million ($4.6 million after-tax) and $39,000 ($26,300 after-tax) of expense for performance retention awards in First Quarter 2008 and First Quarter 2007, respectively. The Company’s compensation expense for 2007 was in the form of performance retention awards and the awards that were made in 2007 vest over a four year period.

10.  (Loss) Earnings Per Share

Basic (loss) earnings per share is calculated by dividing net (loss) income by the weighted-average number of common shares outstanding during the period. Diluted (loss) earnings per share adjusts basic (loss) earnings per share for the effects of restricted stock, stock options and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive.

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended March 31,
	2008	2007
	(in thousands of U.S. dollars except per share amounts)
Net (loss) income	$(169,209)	$38,951
Basic shares	80,044	67,601
Effect of dilutive securities:
Options and restricted stock awards	—	1,194
Diluted shares	80,044	68,795
Basic EPS	$(2.11)	$0.58
Diluted EPS	$(2.11)	$0.57

11.  Income Taxes

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

The Company initially recorded a $49.0 million reduction of its existing deferred tax liability, based on an estimate of the ultimate resolution of the Section 338(h)(10) election. Under the tax allocation agreement, the Company estimated that, as of the IPO date, it was obligated to pay $20.9 million to AFS and accordingly established this amount as a liability. The initial difference, which is attributable to the change in the tax basis of certain liabilities for which there is no associated step-up in the tax basis of its assets and no amounts due to AFS, resulted in an increase to additional paid-in capital of $28.1 million. The Company has paid ACE and correspondingly reduced its liability by $0.2 million and $4.5 million in First Quarter 2008 and First Quarter 2007, respectively.

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

The Company does not segregate assets and liabilities at a segment level since management reviews and controls these assets and liabilities on a consolidated basis. The Company allocates operating expenses to each segment based on a comprehensive cost study and is based on departmental time estimates and headcount.

Management uses underwriting gains and losses as the primary measure of each segment’s financial performance. Underwriting gain is calculated as net earned premiums plus realized gains and other settlements on credit derivatives, less the sum of loss and loss adjustment expenses (recoveries) including incurred losses on credit derivatives, profit commission expense, acquisition costs and other operating expenses that are directly related to the operations of the Company’s insurance businesses. This measure excludes certain revenue and expense items, such as net investment income, realized investment gains and losses, incurred losses on credit derivatives, other income, and interest and other expenses, that are not directly related to the underwriting performance of the Company’s insurance operations, but are included in net income.

The following tables summarize the components of underwriting gain (loss) for each reporting segment:

	Three Months Ended March 31, 2008
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
Gross written premiums	$146.4	$25.4	$0.5	$3.5	$175.8
Net written premiums	144.1	25.1	0.5	—	169.7
Net earned premiums	17.3	27.8	1.9	—	46.8
Realized gain and other settlements on credit derivatives	27.3	0.3	—	—	27.6
Loss and loss adjustment expenses (recoveries)	35.9	19.2	—	—	55.1
Incurred losses on credit derivatives	3.2	—	—	—	3.2
Total loss and loss adjustment expenses (recoveries)	39.1	19.2	—	—	58.3
Profit commission expense	—	1.1	0.1	—	1.2
Acquisition costs	3.0	8.8	0.1	—	11.9
Other operating expenses	21.3	6.4	0.9	—	28.6
Underwriting (loss) gain	$(18.9)	$(7.3)	$0.8	$—	$(25.4)

	Three Months Ended March 31, 2007
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
Gross written premiums	$32.1	$18.7	$1.0	$3.3	$55.2
Net written premiums	31.9	18.5	1.0	—	51.4
Net earned premiums	12.1	21.9	3.1	—	37.0
Realized gain and other settlements on credit derivatives	16.9	—	—	1.3	18.2
Loss and loss adjustment expenses (recoveries)	0.7	(4.8)	0.1	—	(4.0)
Incurred losses on credit derivatives	0.6	—	—	—	0.6
Total loss and loss adjustment expenses (recoveries)	1.2	(4.8)	0.1	—	(3.5)
Profit commission expense	—	0.9	0.7	—	1.6
Acquisition costs	3.0	7.7	0.2	—	10.9
Other operating expenses	15.9	4.4	0.3	—	20.7
Underwriting gain	$8.8	$13.6	$1.8	$1.3	$25.5

The following is a reconciliation of total underwriting (loss) gain to (loss) income before provision for income taxes for the periods ended:

	Three Months Ended March 31,
	2008	2007
	(in millions of U.S. dollars)
Total underwriting (loss) gain	$(25.4)	$25.5
Net investment income	36.6	31.5
Net realized investment gains (losses)	0.6	(0.3)
Unrealized losses on credit derivatives, excluding incurred losses on credit derivatives	(256.4)	(9.7)
Other income	8.5	—
Interest expense	(5.8)	(6.0)
Other expense	(0.7)	(0.6)

(Loss) income before provision for income taxes	$(242.8)	$40.3

The following table provides the lines of businesses from which each of the Company’s segments derive their net earned premiums:

	Three Months Ended March 31,
	2008	2007
	(in millions of U.S. dollars)
Financial guaranty direct:
Public finance	$4.1	$3.8
Structured finance	13.2	8.3
Total	17.3	12.1

Financial guaranty reinsurance:
Public finance	18.6	16.0
Structured finance	9.2	5.9
Total	27.8	21.9

Mortgage guaranty:
Mortgage guaranty	1.9	3.1

Total net earned premiums	46.8	37.0

Net credit derivative premiums received and receivable	27.8	16.8

Total net earned premiums and credit derivative premiums received and receivable	$74.7	$53.9

The other segment had an underwriting gain of $0 million and $1.3 million for First Quarter 2008 and First Quarter 2007, respectively, as net credit derivative loss recoveries were recorded in the prior year.

13. Fair Value of Financial Instruments

Background

Effective January 1, 2008, the Company adopted FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements.

FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date.  The price shall represent that available in the principal market for the asset or liability.  If there is no principal market, then the price is based on the market that maximizes the value received for an asset or minimizes the amount paid for a liability (i.e. the most advantageous market).

FAS 157 specifies a fair value hierarchy based on whether the inputs to valuation techniques used to measure fair value are observable or unobservable.  Observable inputs reflect market data obtained from independent sources,  while unobservable inputs reflect Company estimates of market assumptions.  In accordance with FAS 157, the fair value hierarchy prioritizes model inputs into three broad levels as follows:

•	Level 1 – Quoted prices for identical instruments in active markets.
•

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and observable inputs other than quoted prices, such as interest rates or yield curves and other inputs derived from or corroborated by observable market inputs.

•	Level 3 – Model derived valuations in which one or more significant inputs or significant value drivers are unobservable. This hierarchy requires the use of observable market data when available.

An asset or liability’s categorization within the fair value hierarchy is based on the lowest level of significant input to its valuation.

Application of FAS 157 is prospective, with limited exceptions.  These exceptions do not apply to the Company.  As such, the adoption of FAS 157 is prospective.

Effect on the Company’s financial statements

FAS 157 applies to both amounts recorded in the Company’s financial statements and to disclosures.  Amounts recorded at fair value in the Company’s financial statements are fixed maturity securities available for sale, short-term investments and credit derivative assets and liabilities relating to the Company’s CDS contracts.  The fair value of these items as of March 31, 2008 is summarized in the following table.

(Dollars in millions)		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Fixed maturity securities	$2,815.7	$—	$2,815.7	$—
Short-term investments	493.0	40.9	452.1	—
Credit derivative assets	4.1	—	—	4.1
CCS Securities	16.8	—	16.8	—
Total assets	$3,329.6	$40.9	$3,284.6	$4.1
Liabilities
Credit derivative liabilities	$885.7	$—	$—	$885.7

Fixed Maturity Securities and Short-term Investments

The fair value of fixed maturity securities and short-term investments is determined using one of three different pricing services: pricing vendors, index providers or broker-dealer quotations.  Pricing services for each sector of the market are determined based upon the provider’s expertise.

Typical inputs used by these three pricing methods include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows and prepayments speeds. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third party pricing services will normally derive the security prices through recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Included in the pricing of asset backed securities are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral.

The Company has analyzed the third party pricing services’ valuation methodologies and related inputs, and has also evaluated the various types of securities in its investment portfolio to determine an appropriate FAS 157 fair value hierarchy level based upon trading activity and observability of market inputs.  Based on this evaluation, each price was classified as Level 1, 2 or 3.   Prices provided by third party pricing services with market observable inputs are classified as Level 2.  Prices on the money fund portion of short-term investments are classified as Level 1.  No investments were classified as Level 3 as of March 31, 2008 or for the three month period then ended.

CCS Securities

The fair value of CCS Securities represents the present value of remaining expected put option premium payments under the CCS Securities agreements and the value of such estimated payments based upon the quoted price for such premium payments as of March 31, 2008 (see Note 8). The $16.8 million fair value asset for CCS Securities is included in other assets in the consolidated balance sheet. Changes in fair value of this asset are included in other income. The significant market inputs used are observable, therefore, the Company classified it as Level 2.

Level 3 Valuation Techniques

Financial instruments are considered Level 3 when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.  Level 3 financial instruments also include those for which the determination of fair value requires significant management judgment or estimation.  A brief description of the valuation techniques used for Level 3 assets and liabilities is provided below.

Credit Derivatives

The Company’s credit derivatives consist primarily of insured CDS contracts (see Note 4).  As discussed in Note 4, the Company does not typically exit its CDS contracts, and there are no quoted prices for our instruments or for similar instruments.  Observable inputs other than quoted market prices exist, however, these inputs reflect contracts that do not contain terms and conditions similar to the CDS contracts issued by the Company.  Therefore, the valuation of our CDS contracts requires use of models that contain significant, unobservable inputs.  Thus, we believe our CDS valuations are in Level 3 in the fair value hierarchy discussed above.

The fair value of the Company’s CDS contracts represents the difference between the present value of remaining expected premiums the Company receives for the credit protection and the estimated present value of premiums that a comparable financial guarantor would hypothetically charge the Company for the same protection at the balance sheet date.  The fair value of the Company’s credit derivatives depends on a number of factors including notional amount of the contract, expected term, credit spreads, changes in interest rates, recovery rates, the credit ratings of referenced entities, the Company’s own credit risk and remaining contractual cash flows.  Contractual cash flows, which are included in the “Realized gains and other settlements on credit derivatives” fair value component of credit derivatives, are the most readily observable variables of the fair value of CDS contracts since they are based on contractual terms.  These variables include (i) net premiums received and receivable on written CDS contracts, (ii) net premiums paid and payable on purchased contracts, (iii) losses paid and payable to CDS contract counterparties and (iv) losses recovered and recoverable on purchased contracts.  The remaining key variables described above impact “Unrealized gains (losses) on credit derivatives”.

Market conditions at March 31, 2008 were such that market prices were not generally available.  Where market prices were not available, the Company used a combination of observable market data and valuation models, using various market indexes,  credit spreads, the Company’s own credit risk, and estimated contractual payments to estimate the “Unrealized gains (losses) on credit derivatives” portion of the fair value of its credit derivatives.  These models are primarily developed internally based on market conventions for similar transactions.  Management considers the non-standard terms of its credit derivative contracts in determining the fair value of these contracts.  These terms differ from credit derivatives sold by companies outside the financial guaranty industry.  The non-standard terms include the absence of collateral support agreements or immediate settlement provisions, relatively high attachment points and the fact that the Company does not typically exit derivatives it sells for credit protection purposes, except under specific circumstances such as exiting a line of business.  Because of these terms and conditions, the fair value of the Company’s credit derivatives may not reflect the same prices observed in an actively traded market of credit default swaps that do not contain terms and conditions similar to those observed in the financial guaranty market.  These models and the related assumptions are continuously reevaluated by management and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely market information.

Valuation models include the use of management estimates and current market information. Management is also required to make assumptions on how the fair value of derivative instruments is affected by current market conditions. Management considers factors such as current prices charged for similar agreements, performance of underlying assets, life of the instrument, and the extent of CDS exposure the Company ceded under reinsurance agreements, and the nature and extent of activity in the financial guaranty credit derivative marketplace. The assumptions that management uses to determine its fair value may change in the future due to market conditions. Due to the inherent uncertainties of the assumptions used in the valuation models to determine the fair value of these derivative products, actual experience may differ from the estimates reflected in the Company’s consolidated financial statements, and the differences may be material.

The net par outstanding of the Company’s CDS contracts was $78.1 billion and $71.6 billion at March 31, 2008 and December 31, 2007, respectively.   The estimated remaining average life of these contracts at March 31, 2008 was 7.2 years.

As required by FAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  As of March 31, 2008, these contracts are classified as Level 3 in the FAS 157 hierarchy since there is reliance on at least one unobservable input deemed significant to the valuation model, most significantly the Company’s estimate of the value of the non-standard terms and conditions of its CDS contracts and of the Company’s current credit standing.

The table below presents a reconciliation of the Company’s credit derivatives whose fair value included significant unobservable inputs (Level 3) during the three months ended March 31, 2008.

(Dollars in millions)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Credit Derivative Liability (Asset), net

Beginning Balance	$617,644
Total gains or losses realized and unrealized
Unrealized losses on credit derivatives	259,621
Realized gains and other settlements on credit derivatives	(27,617)
Current period net effect of purchases, settlements and other activity included in unrealized portion of beginning balance	31,989
Transfers in and/or out of Level 3	—
Ending Balance	$881,637

Gains and losses (realized and unrealized) included in earnings for the period are reported as follows:
Total realized and unrealized losses included in earnings for the period	$232,004
Change in unrealized losses on credit derivatives still held at the reporting date	$262,462

14. Subsidiary Information

The following tables present the unaudited condensed consolidated financial information for Assured Guaranty Ltd., Assured Guaranty US Holdings Inc., of which AGC is a subsidiary and other subsidiaries of Assured Guaranty Ltd. as of March 31, 2008 and December 31, 2007 and for the three months ended March 31, 2008 and 2007.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2008

(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)

Assets
Total investments and cash	$4,166	$1,501,298	$1,811,577	$—	$3,317,041
Investment in subsidiaries	1,484,123	—	—	(1,484,123)	—
Deferred acquisition costs	—	78,661	194,013	—	272,674
Reinsurance recoverable	—	23,769	3,274	(18,744)	8,299
Goodwill	—	85,417	—	—	85,417
Credit derivative assets	—	3,529	532	—	4,061
Premiums receivable	—	11,292	43,352	(30,754)	23,890
Deferred tax asset	—	221,155	16,320	—	237,475
Other	9,031	205,725	38,330	(139,911)	113,175
Total assets	$1,497,320	$2,130,846	$2,107,398	$(1,673,532)	$4,062,032

Liabilities and shareholders’ equity

Liabilities
Unearned premium reserves	$—	$468,378	$662,103	$(116,321)	$1,014,160
Reserves for losses and loss adjustment expenses	—	105,773	99,178	(27,242)	177,709
Profit commissions payable	—	3,995	7,374	—	11,369
Credit derivative liabilities		693,478	192,220	—	885,698
Senior Notes	—	197,416	—	—	197,416
Series A Enhanced Junior Subordinated Debentures	—	149,745	—	—	149,745
Other	4,650	124,755	49,706	(45,846)	133,265
Total liabilities	4,650	1,743,540	1,010,581	(189,409)	2,569,362

Total shareholders’ equity	1,492,670	387,306	1,096,817	(1,484,123)	1,492,670

Total liabilities and shareholders’ equity	$1,497,320	$2,130,846	$2,107,398	$(1,673,532)	$4,062,032

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2007

(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)

Assets
Total investments and cash	$473	$1,370,865	$1,776,602	$—	$3,147,940
Investment in subsidiaries	1,649,599	—	—	(1,649,599)	—
Deferred acquisition costs	—	78,908	180,390	—	259,298
Reinsurance recoverable	—	20,478	3,526	(15,155)	8,849
Goodwill	—	85,417	—	—	85,417
Credit derivative assets	—	4,552	922	—	5,474
Premiums receivable	—	11,596	26,972	(10,766)	27,802
Deferred tax asset	—	131,449	16,114	—	147,563
Other	20,458	141,520	27,564	(108,951)	80,591
Total assets	$1,670,530	$1,844,785	$2,032,090	$(1,784,471)	$3,762,934

Liabilities and shareholders’ equity

Liabilities
Unearned premium reserves	$—	$346,756	$624,840	$(84,425)	$887,171
Reserves for losses and loss adjustment expenses	—	70,411	70,198	(15,059)	125,550
Profit commissions payable	—	3,628	18,704	—	22,332
Credit derivative liabilities	—	478,519	144,599	—	623,118
Senior Notes	—	197,408	—	—	197,408
Series A Enhanced Junior Subordinated Debentures	—	149,738	—	—	149,738
Other	3,960	73,241	49,234	(35,388)	91,047
Total liabilities	3,960	1,319,701	907,575	(134,872)	2,096,364

Total shareholders’ equity	1,666,570	525,084	1,124,515	(1,649,599)	1,666,570

Total liabilities and shareholders’ equity	$1,670,530	$1,844,785	$2,032,090	$(1,784,471)	$3,762,934

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2008

(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments *	Assured Guaranty Ltd. (Consolidated)
Revenues
Net written premiums	$—	$103,797	$65,895	$—	$169,692
Net earned premiums	—	16,034	30,799	—	46,833
Net investment income	7	16,250	20,313	4	36,574
Net realized investment gains (losses)	—	667	(40)	—	627
Realized gain and other settlements on credit derivatives	—	21,881	5,736	—	27,617
Unrealized losses on credit derivatives	—	(216,387)	(43,234)	—	(259,621)
Net change in fair value of credit derivatives	—	(194,506)	(37,498)	—	(232,004)
Equity in earnings of subsidiaries	(160,678)	—	—	160,678	—
Other income	—	8,777	—	(241)	8,536

Total revenues	(160,671)	(152,778)	13,574	160,441	(139,434)

Expenses
Loss and loss adjustment expenses	—	23,525	31,613	—	55,138
Acquisition costs and other operating expenses	8,538	19,782	13,381	—	41,701
Other	—	6,556	—	—	6,556

Total expenses	8,538	49,863	44,994	—	103,395

(Loss) income before (benefit) provision for income taxes	(169,209)	(202,641)	(31,420)	160,441	(242,829)

Total (benefit) provision for income taxes	—	(74,340)	720	—	(73,620)

Net (loss) income	$(169,209)	$(128,301)	$(32,140)	$160,441	$(169,209)

*  Due to the accounting for subsidiaries under common control, net income in the consolidating adjustment column does not equal parent company equity in earnings of subsidiaries, due to 1) recognition of income by Assured Guaranty US Holdings Inc. for dividends received from Assured Guaranty Ltd. and 2) the residual effects of the FSA agreement.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2007

(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments *	Assured Guaranty Ltd. (Consolidated)
Revenues
Net written premiums	$—	$20,273	$31,092	$—	$51,365
Net earned premiums	—	16,530	20,517	—	37,047
Net investment income	1	15,748	15,734	(1)	31,482
Net realized investment (losses) gains	—	(112)	(198)	31	(279)
Change in fair value of credit derivatives
Realized gains and other settlements on credit derivatives	—	12,490	5,666	—	18,156
Unrealized losses on credit derivatives	—	(6,338)	(3,954)	—	(10,292)
Net change in fair value of credit derivatives	—	6,152	1,712	—	7,864
Equity in earnings of subsidiaries	44,043	—	—	(44,043)	—
Other income	—	214	—	(214)	—

Total revenues	44,044	38,532	37,765	(44,227)	76,114

Expenses
Loss and loss adjustment expenses	—	(7,285)	3,262	—	(4,023)
Acquisition costs and other operating expenses	5,093	17,057	11,026	—	33,176
Other	—	6,604	30	—	6,634

Total expenses	5,093	16,376	14,318	—	35,787

Income before provision for income taxes	38,951	22,156	23,447	(44,227)	40,327

Total provision (benefit) for income taxes	—	4,469	(3,104)	11	1,376

Net income	$38,951	$17,687	$26,551	$(44,238)	$38,951

*  Due to the accounting for subsidiaries under common control, net income in the consolidating adjustment column does not equal parent company equity in earnings of subsidiaries, due to 1) recognition of income by Assured Guaranty US Holdings Inc. for dividends received from Assured Guaranty Ltd. and 2) the residual effects of the FSA agreement.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2008

(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Dividends received	$—	$241	$—	$(241)	$—
Other operating activities	10,272	114,214	24,559	—	149,045
Net cash flows provided by (used in) operating activities	10,272	114,455	24,559	(241)	149,045

Cash flows from investing activities
Fixed maturity securities:
Purchases	—	(77,831)	(248,373)	—	(326,204)
Sales	—	59,039	59,353	—	118,392
Maturities	—	—	3,250	—	3,250
(Purchases) sales of short-term investments, net	(3,693)	(95,814)	161,649	—	62,142

Net cash flows used in investing activities	(3,693)	(114,606)	(24,121)	—	(142,420)

Cash flows from financing activities
Dividends paid	(3,888)	—	—	241	(3,647)
Share activity under option and incentive plans	(2,262)	—	—	—	(2,262)
Tax benefit from stock options exercised	—	—	—	—	—
Offering costs	(429)	—	—	—	(429)

Net cash flows used in financing activities	(6,579)	—	—	241	(6,338)
Effect of exchange rate changes	—	29	14	—	43

(Decrease) increase in cash and cash equivalents	—	(122)	452	—	330
Cash and cash equivalents at beginning of period	—	5,688	2,360	—	8,048

Cash and cash equivalents at end of period	$—	$5,566	$2,812	$—	$8,378

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2007

(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Dividends received	$3,000	$214	$—	$(3,214)	$—
Other operating activities	866	(3,374)	32,511	—	30,003
Net cash flows provided by (used in) operating activities	3,866	(3,160)	32,511	(3,214)	30,003

Cash flows from investing activities
Fixed maturity securities:
Purchases	—	(83,471)	(197,850)	—	(281,321)
Sales	—	65,434	147,436	—	212,870
Maturities	—	2,020	4,000	—	6,020
Sales of short-term investments, net	552	20,476	16,694	—	37,722

Net cash flows provided by (used in) investing activities	552	4,459	(29,720)	—	(24,709)

Cash flows from financing activities
Dividends paid	(2,974)	—	(3,000)	3,214	(2,760)
Share activity under option and incentive plans	(1,444)	—	—	—	(1,444)
Tax benefit from stock options exercised	—	96	—	—	96
Debt issue costs	—	(425)	—	—	(425)

Net cash flows used in financing activities	(4,418)	(329)	(3,000)	3,214	(4,533)
Effect of exchange rate changes	—	15	153	—	168

Increase (decrease) in cash and cash equivalents	—	985	(56)	—	929
Cash and cash equivalents at beginning of period	—	2,776	2,009	—	4,785

Cash and cash equivalents at end of period	$—	$3,761	$1,953	$—	$5,714

15. Subsequent Event

                                                On April 8, 2008, investment funds managed by WL Ross & Co. LLC (“WL Ross”) purchased 10,651,896 shares of the Company’s common equity at a price of $23.47 per share, resulting in proceeds to the Company of $250.0 million. The Company contributed $150.0 million of these proceeds to its subsidiary, Assured Guaranty Re Ltd. The commitment to purchase these shares was previously announced on February 29, 2008. In addition, Wilbur L. Ross, Jr., President and Chief Executive Officer of WL Ross, has been appointed to the Board of Directors of the Company to serve a term expiring at the Company’s 2009 annual general meeting of shareholders. Mr. Ross’s appointment became effective immediately following the Company’s 2008 annual general meeting of shareholders, which was held on May 8, 2008. WL Ross has a remaining commitment through April 8, 2009 to purchase up to $750.0 million of the Company’s common equity, at the Company’s option, subject to the terms and conditions of the investment agreement with the Company dated February 28, 2008.

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

Any or all of Assured Guaranty’s forward-looking statements herein may turn out to be wrong and are based on current expectations and the current economic environment. Assured Guaranty’s actual results may vary materially. Among factors that could cause actual results to differ materially are: (1) downgrades of the financial strength ratings assigned by the major rating agencies to any of our insurance subsidiaries at any time, which has occurred in the past; (2) our inability to execute our business strategy; (3) reduction in the amount of reinsurance ceded by one or more of our principal ceding companies; (4) contract cancellations; (5) developments in the world’s financial and capital markets that adversely affect our loss experience, the demand for our products, our unrealized (losses) gains on derivative financial instruments or our investment returns; (6) more severe or frequent losses associated with our insurance products, or changes in our assumptions used to estimate loss reserves and unrealized (losses) gains on derivative financial instruments; (7) changes in regulation or tax laws applicable to us, our subsidiaries or customers; (8) governmental action; (9) natural catastrophes; (10) dependence on customers; (11) decreased demand for our insurance or reinsurance products or increased competition in our markets; (12) loss of key personnel; (13) technological developments; (14) the effects of mergers, acquisitions and divestitures; (15) changes in accounting policies or practices; (16) changes in the credit markets, segments thereof or general economic conditions, including the overall level of activity in the economy or particular sectors, interest rates, credit spreads and other factors; (17) other risks and uncertainties that have not been identified at this time; and (18) management’s response to these factors. Assured Guaranty is not obligated to publicly correct or update any forward-looking statement if we later become aware that it is not likely to be achieved, except as required by law. You are advised, however, to consult any further disclosures we make on related subjects in our periodic reports filed with the Securities and Exchange Commission.

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

Our insurance company subsidiaries have been assigned the following insurance financial strength ratings:

	Moody’s	S&P	Fitch
Assured Guaranty Corp.	Aaa(Exceptional)	AAA(Extremely Strong)	AAA(Extremely Strong)
Assured Guaranty Re Ltd.	Aa2(Excellent)	AA(Very Strong)	AA(Very Strong)
Assured Guaranty Re Overseas Ltd.	Aa2(Excellent)	AA(Very Strong)	AA(Very Strong)
Assured Guaranty Mortgage	Aa2(Excellent)	AA(Very Strong)	AA(Very Strong)
Assured Guaranty (UK) Ltd	Aaa(exceptional)	AAA(Extremely Strong)	AAA(Extremely Strong)

“Aaa” (Exceptional) is the highest ranking, which Assured Guaranty Corp. (“AGC”) and Assured Guaranty (UK) Ltd. achieved  in July 2007, and “Aa2” (Excellent) is the third highest ranking of 21 ratings categories used by Moody’s Investors Service (“Moody’s”). A “AAA” (Extremely Strong) rating is the highest ranking and “AA” (Very Strong) is the third highest ranking of the 21 ratings categories used by Standard & Poor’s Inc. (“S&P”). “AAA” (Extremely Strong) is the highest ranking and “AA” (Very Strong) is the third highest ranking of the 24 ratings categories used by Fitch Ratings (“Fitch”). An insurance financial strength rating is an opinion with respect to an insurer’s ability to pay under its insurance policies and contracts in accordance with their terms. The opinion is not specific to any particular policy or contract. Insurance financial strength ratings do not refer to an insurer’s ability to meet non insurance obligations and are not a recommendation to purchase or discontinue any policy or contract issued by an insurer or to buy, hold, or sell any security issued by an insurer, including our common shares.

In July 2007, the Company’s direct financial guaranty subsidiaries, AGC and Assured Guaranty (UK) Ltd., received a financial strength rating of Aaa (stable) from Moody’s. The Company continues to be rated AAA (stable) by Standard & Poor’s Inc. and Fitch Ratings. The receipt of triple-A stable ratings for AGC from all three rating agencies has resulted in increased market share in the U.S. public finance market, and consequently an increase in gross written premiums.

                                                On April 8, 2008, investment funds managed by WL Ross & Co. LLC (“WL Ross”) have purchased 10,651,896 shares of the Company’s common equity at a price of $23.47 per share, resulting in proceeds to the Company of $250.0 million. The Company contributed $150.0 million of these proceeds to its subsidiary, Assured Guaranty Re Ltd. The commitment to purchase these shares was previously announced on February 29, 2008. In addition, Wilbur L. Ross, Jr., President and Chief Executive Officer of WL Ross, has been appointed to the Board of Directors of the Company to serve a term expiring at the Company’s 2009 annual general meeting of shareholders. Mr. Ross’s appointment became effective immediately following the Company’s 2008 annual general meeting of shareholders, which was held on May 8, 2008. WL Ross has a remaining commitment through April 8, 2009 to purchase up to $750.0 million of the Company’s common equity, at the Company’s option, subject to the terms and conditions of the investment agreement with the Company dated February 28, 2008.

On December 21, 2007, the Company completed the sale of 12,483,960 of its common shares at a price of $25.50 per share. The net proceeds of the sale totaled approximately $303.8 million. The Company has contributed the net proceeds of the offering to its reinsurance subsidiary, Assured Guaranty Re Ltd. (“AG Re”). AG Re has used the proceeds to provide capital support in the form of a reinsurance portfolio transaction with Ambac Assurance Corp. (“Ambac”) for approximately $29 billion of net par outstanding, as well as to support the growth of AGC, the Company’s principal direct financial guaranty subsidiary, by providing reinsurance. AG Re is AGC’s principal financial guaranty reinsurer.

                                                The financial guaranty industry, along with many other financial institutions, continues to be threatened by deterioration of the credit performance of securities collateralized by U.S. residential mortgages. There is significant uncertainty surrounding general economic factors, including interest rates and housing prices, which may adversely affect our loss experience on these securities. The Company continues to monitor these exposures and update our loss estimates as new information is received. Additionally, scrutiny from state and federal regulatory agencies could result in changes that limit our business.

Our financial results include four principal business segments: financial guaranty direct, financial guaranty reinsurance, mortgage guaranty and other. The other segment represents lines of business that we exited or sold as part of our 2004 initial public offering (“IPO”).

We derive our revenues principally from premiums from our insurance and reinsurance businesses, unrealized gains and losses and realized gains and other settlements on credit derivatives, net investment income, and net realized gains and losses from our investment portfolio. Our premiums and realized gains and other settlement on credit derivatives are a function of the amount and type of contracts we write as well as prevailing market prices. We receive payments on an upfront basis when the policy is issued or the contract is executed and/or on an installment basis over the life of the applicable transaction.

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

Realized gains and other settlements on credit derivatives include credit derivative premiums received and receivable for credit protection the Company has sold under its credit default swaps (“CDS”), any contractual claim losses paid and payable related to insured credit events under these contracts, realized gains or losses related to their early termination and ceding commissions (expense) income. The Company generally holds derivative contracts to maturity. However, in certain circumstances such as for risk management purposes or as a result of a decision to exit a line of business, the Company may decide to terminate a derivative contract prior to maturity.

Unrealized gains (losses) on credit derivatives represent the adjustments for changes in fair value that are recorded in each reporting period under FAS 133. Changes in unrealized gains and losses on credit derivatives are reflected in the consolidated statements of operations and comprehensive income in unrealized gains (losses) on credit derivatives. Cumulative unrealized losses, determined on a contract by contract basis, are reflected as liabilities in the Company’s balance sheets. Cumulative unrealized gains are reflected as assets. Unrealized gains and losses resulting from changes in the fair value of credit derivatives occur because of changes in interest rates, credit spreads, recovery rates, the credit ratings of the referenced entities, the Company’s credit rating and other market factors. The unrealized gains (losses) on credit derivatives will reduce to zero as the exposure approaches its maturity date, unless there is a payment default on the exposure. Changes in the fair value of the Company’s credit derivatives do not reflect actual claims or credit losses, and have no impact on the Company’s claims paying resources, rating agency capital or regulatory capital positions.

In the three months ended March 31, 2008 the Company also recorded a fair value gain of $8.5 million, pre-tax, related to Assured Guaranty Corp.’s committed capital securities.

Our expenses consist primarily of losses and loss adjustment expenses (“LAE”), profit commission expense, acquisition costs, operating expenses, interest expense, put-option premium expense associated with our committed capital securities (the “CCS Securities”) and income taxes. Losses and LAE are a function of the amount and types of business we write. Losses and LAE are based upon estimates of the ultimate aggregate losses inherent in the portfolio. The risks we take have a low expected frequency of loss and are investment grade at the time we accept the risk. Profit commission expense represents payments made to ceding companies generally based on the profitability of the business reinsured by us. Acquisition costs are related to the production of new business. Certain acquisition costs that vary with and are directly attributable to the production of new business are deferred and recognized over the period in which the related premiums are earned. Operating expenses consist primarily of salaries and other employee related costs, including share based compensation, various outside service providers, rent and related costs and other expenses related to maintaining a holding company structure. These costs do not vary with the amount of premiums written. Interest expense is a function of outstanding debt and the contractual interest rate related to that debt. Put-option premium expense, which is included in “other expenses” on the Consolidated Statements of Operations and Comprehensive Income, is a function of the outstanding amount of the CCS Securities and the applicable distribution rate. Income taxes are a function of our profitability and the applicable tax rate in the various jurisdictions in which we do business.

Critical Accounting Estimates

                                                Our unaudited interim consolidated financial statements include amounts that, either by their nature or due to requirements of accounting principles generally accepted in the United States of America (“GAAP”), are determined using estimates and assumptions. The actual amounts realized could ultimately be materially different from the amounts currently provided for in our unaudited interim consolidated financial statements. We believe the items requiring the most inherently subjective and complex estimates to be reserves for losses and LAE, valuation of derivative financial instruments, valuation of investments, other than temporary impairments of investments, premium revenue recognition, deferred acquisition costs, deferred income taxes and accounting for share based compensation. An understanding of our accounting policies for these items is of critical importance to understanding our unaudited interim consolidated financial statements. The following discussion provides more information regarding the estimates and assumptions used for these items and should be read in conjunction with the notes to our unaudited interim consolidated financial statements.

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

Portfolio reserves are not established based on a specific event, rather they are calculated by aggregating the portfolio reserve calculated for each individual transaction. Individual transaction reserves are calculated on a quarterly basis by multiplying the par in-force by the product of the ultimate loss and earning factors without regard to discounting. The ultimate loss factor is defined as the frequency of loss multiplied by the severity of loss, where the frequency is defined as the probability of default for each individual issue. The earning factor is inception to date earned premium divided by the estimated ultimate written premium for each transaction. The probability of default is estimated from rating agency data and is based on the transaction’s credit rating, industry sector and time until maturity. The severity is defined as the complement of recovery/salvage rates gathered by the rating agencies of defaulting issues and is based on the industry sector.

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

The chart below demonstrates the portfolio reserve’s sensitivity to frequency and severity assumptions. The change in these estimates represent management’s estimate of reasonably possible material changes and are based upon our analysis of historical experience.  Portfolio reserves were recalculated with changes made to the default and severity assumptions. In all scenarios, the starting point used to test the portfolio reserve’s sensitivity to the changes in the frequency and severity assumptions was the weighted average frequency and severity by rating and asset class of our insured portfolio. Overall the weighted average default frequency was 0.89% and the weighted average severity was 24.4% at March 31, 2008. For example, in the first scenario where the frequency was increased by 5.0%, each transaction’s contribution to the portfolio reserve was recalculated by adding 0.04% (i.e. 5.0% multiplied by 0.89%) to the individual transaction’s default frequency.

(in thousands of U.S. dollars)	Portfolio Reserve	Reserve Increase	Percentage Change

Portfolio reserve(1) as of March 31, 2008	$132,413	$—	—
5% Frequency increase	138,449	6,036	4.56%
10% Frequency increase	144,929	12,517	9.45%
5% Severity increase	139,584	7,171	5.42%
10% Severity increase	146,756	14,343	10.83%
5% Frequency and severity increase	146,179	13,766	10.40%

(1) Includes portfolio reserve on credit derivatives of $8.3 million, which balance is included in credit derivative liability in the Company’s consolidated balance sheets.

                                                In addition to analyzing the sensitivity of our portfolio reserves to possible changes in frequency and severity, we have also considered the affect of changes in assumptions on our financial guaranty and mortgage guaranty case reserves. At March 31, 2008 case reserves are $50.8 million. Case reserves may change from our original estimate due to changes in assumptions including, but not limited to, severity factors, credit deterioration of underlying obligations and salvage estimates. As of March 31, 2008, we had net par outstanding of $2.3 billion related to HELOC securitizations, of which $2.0 billion are transactions with Countrywide. Countrywide’s HELOC servicer rating are:

Moody’s Investor Services	SQ1- (“strong”)
Fitch Ratings	RPS1- (“fully acceptable”)
Standard & Poor’s Corp.	Strong (Negative Watch)

                                                The performance of our HELOC exposures deteriorated during 2007 and the first three months of 2008 and transactions, particularly those originated in the period from 2005 through 2007, continue to perform below our original underwriting expectations. In accordance with its standard practice, during the First Quarter of 2008, we evaluated the most currently available information, including trends in delinquencies and charge-offs on the underlying loans, draw rates on the lines of credit, and the servicer’s ability to fulfill its contractual obligations including its obligation to fund additional draws. As a result of that analysis, and in accordance with our policies for establishing case and portfolio loss reserves, we made additions to portfolio reserves of $33.4 million and additions to case reserves of $9.2 million for its HELOC exposures. As of March 31, 2008 we had $54.5 million of portfolio reserves and $11.6 million of case reserves for our HELOC exposures.

                                                The ultimate performance of the Company’s HELOC transactions will depend on many factors, such as the level and timing of loan defaults, interest proceeds generated by the securitized loans, repayment speeds and changes in home prices, as well as the levels of credit support built into each transaction. Other factors also may have a material impact upon the ultimate performance of each transaction, including the ability of the seller and servicer to fulfill all of their contractual obligations including its obligation to fund future draws on lines of credit. The variables affecting transaction performance are interrelated, difficult to predict and subject to considerable volatility. Consequently, the range of potential outcomes is wide and subject to significant uncertainty. Based on currently available information, we believe the possible range of case loss is $0—$100 million after tax. If actual results differ materially from any of our assumptions, the losses incurred could be materially different from our estimate. We continue to update our evaluation of these exposures as new information becomes available.

                                                Another type of RMBS transaction is generally referred to as “Subprime RMBS”. The collateral supporting such transactions is comprised of first-lien residential mortgage loans made to subprime borrowers. A “subprime borrower” is one considered to be a higher risk credit based on credit scores or other risk characteristics. As of March 31, 2008, we had net par outstanding of $7.0 billion related to Subprime RMBS securitizations. Of that amount, $6.2 billion is from transactions issued in the period from 2005 through 2007 and written in our direct financial guaranty segment. The majority of our Subprime RMBS exposure is rated triple-A by all major rating agencies, and by us, at March 31, 2008. As of March 31, 2008, we had portfolio reserves of $5.4 million and case reserves of $5.7 million related to our $7.0 billion U.S. Subprime RMBS exposure, of which $4.1 million were portfolio reserves related to our $6.2 billion exposure in the direct financial guaranty segment for transactions issued from 2005 through 2007.

                                                The problems affecting the subprime mortgage market have been widely reported, with rising delinquencies, defaults and foreclosures negatively impacting the performance of Subprime RMBS transactions. Those concerns relate primarily to Subprime RMBS issued in the period from 2005 through 2007. The $6.2 billion exposure that we have to such transactions in our direct financial guaranty segment benefits from various structural protections, including credit enhancement that on average currently equals approximately 50.8% of the remaining principal balance of the transactions.

We also have exposure of $506.0 million to Closed-End Second (“CES”) RMBS transactions, of which $486.0 million is in the direct segment. As with other types of RMBS, we have seen significant deterioration in the performance of our CES exposures during the first quarter of 2008.  As of March 31, 2008, we had portfolio reserves of $4.2 million and case reserves of $1.0 million related to our U.S. Closed-End Second RMBS exposure.

The ultimate performance of the Company’s Subprime RMBS and CES RMBS transactions remains highly uncertain and may be subject to considerable volatility due to the influence of many factors, including the level and timing of loan defaults, changes in housing prices and other variables. The Company’s current estimate of loss reserves related to its Subprime RMBS and CES RMBS exposures represent management’s best estimate of loss based on the current information, however, actual results may differ materially from current estimates. The Company will continue to monitor the performance of its Subprime RMBS and CES RMBS exposures and will adjust the risk ratings of those transactions based on actual performance and management’s estimates of future performance.

A sensitivity analysis is not appropriate for our other segment reserves, since the amounts are 100% reinsured.

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

	As of March 31, 2008
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
By segment and type of reserve:
Case	$—	$44.9	$0.1	$2.6	$47.6
IBNR	—	—	—	6.0	6.0
Portfolio	69.2	52.1	2.8	—	124.1
Total loss and LAE reserves	69.2	97.0	2.9	8.6	177.7
Plus: Loss and LAE reserves on credit derivatives (1)	11.5	—	—	—	11.5
Total loss and LAE reserves, including credit derivatives	$80.7	$97.0	$2.9	$8.6	$189.2

	As of December 31, 2007
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)

By segment and type of reserve:
Case	$—	$35.6	$0.1	$2.4	$38.1
IBNR	—	—	—	6.4	6.4
Portfolio	33.5	44.7	2.8	—	81.0
Total loss and LAE reserves	33.5	80.3	2.9	8.8	125.6
Plus: Loss and LAE reserves on credit derivatives (1)	8.3	—	—	—	8.3
Total loss and LAE reserves, including credit derivatives	$41.8	$80.3	$2.9	$8.8	$133.8

(1) Represents the Company’s estimated incurred losses on derivatives.

                                                The following table sets forth the financial guaranty insurance policy and CDS contract in-force portfolio by underlying rating:

	As of March 31, 2008		As of December 31, 2007
Ratings(1)	Net par outstanding	% of Net par outstanding	Net par outstanding	% of Net par outstanding
	(in billions of U.S. dollars)
Super senior	$42.3	19.7%	$36.4	18.2%
AAA	47.8	22.2%	47.3	23.6%
AA	39.7	18.5%	38.4	19.2%
A	54.4	25.3%	49.2	24.6%
BBB	26.7	12.4%	26.9	13.4%
Below investment grade	4.0	1.9%	2.1	1.1%
Total exposures	$214.9	100.0%	$200.3	100.0%

(1)          The Company’s internal rating. The Company’s scale is comparable to that of the nationally recognized rating agencies. The super senior category, which is not generally used by rating agencies, is used by the Company in instances where the Company’s AAA-rated exposure has additional credit enhancement due to either (1) the existence of another security rated AAA that is subordinated to the Company’s exposure or (2) the Company’s exposure benefits from a different form of credit enhancement that would pay any claims first in the event that any of the exposures incurs a loss, and such credit enhancement, in management’s opinion, causes the Company’s attachment point to be materially above the AAA attachment point.

(2)          Percent total does not add due to rounding.

                                                Our surveillance department is responsible for monitoring our portfolio of credits and maintains a list of closely monitored credits (“CMC”). The closely monitored credits are divided into four categories: Category 1 (low priority; fundamentally sound, greater than normal risk); Category 2 (medium priority; weakening credit profile, may result in loss); Category 3 (high priority; claim/default probable, case reserve established); Category 4 (claim paid, case reserve established for future payments). The closely monitored credits include all below investment grade (“BIG”) exposures where there is a material amount of exposure (generally greater than $10.0 million) or a material risk of the Company incurring a loss greater than $0.5 million. The closely monitored credits also include investment grade (“IG”) risks where credit quality is deteriorating and where, in the view of the Company, there is significant potential that the risk quality will fall below investment grade. As of March 31, 2008, the closely monitored credits include approximately 99% of our BIG exposure, and the remaining BIG exposure of $22.3 million was distributed across 47 different credits. As of December 31, 2007, the closely monitored credits include approximately 99% of our BIG exposure, and the remaining BIG exposure of $19.8 million was distributed across 46 different credits. Other than those excluded BIG credits, credits that are not included in the closely monitored credit list are categorized as fundamentally sound risks.

                                                The following table provides financial guaranty insurance policy and CDS contract net par outstanding by credit monitoring category as of March 31, 2008 and December 31, 2007:

	As of March 31, 2008
Description:	Net Par Outstanding	% of Net Par Outstanding	# of Credits in Category	Case Reserves
	($ in millions)
Fundamentally sound risk	$210,817	98.1%
Closely monitored:
Category 1	1,406	0.7%	32	$—
Category 2	2,315	1.1%	20	—
Category 3	295	0.1%	29	26
Category 4	21	—	16	22
CMC total	4,037	1.9%	97	48
Other below investment grade risk	22	—	47	—
Total	$214,876	100.0%		$48

	As of December 31, 2007
Description:	Net Par Outstanding	% of Net Par Outstanding	# of Credits in Category	Case Reserves
	($ in millions)
Fundamentally sound risk	$198,133	98.9%
Closely monitored:
Category 1	1,288	0.6%	36	$—
Category 2	743	0.4%	12	—
Category 3	71	—	16	14
Category 4	24	—	16	22
CMC total(1)	2,126	1.1%	80	36
Other below investment grade risk	20	—	46	—
Total	$200,279	100.0%		$36

(1)                                  Percent total does not add due to rounding.

The following chart summarizes movements in CMC exposure by risk category:

Net Par Outstanding	Category 1	Category 2	Category 3	Category 4	Total CMC
	($ in millions)
Balance, December 31, 2007	$1,288	$743	$71	$24	$2,126
Less: amortization	39	36	2	—	77
Additions from first time on CMC	1,224	657	149	—	2,030
Deletions — Upgraded and removed	38	—	1	3	42
Category movement	(1,029)	951	78	—	—
Net change	118	1,572	224	(3)	1,911
Balance, March 31, 2008	$1,406	$2,315	$295	$21	$4,037

                                                The increase of $1,911 million in financial guaranty CMC net par outstanding during the First Quarter of 2008 is attributable to a number of factors, including the downgrade of RMBS exposures, two insurance securitizations, and a U.S. municipal utility credit.

                                                Industry Methodology

The Company is aware that there are certain differences regarding the measurement of portfolio loss liabilities among companies in the financial guaranty industry. In January and February 2005, the Securities and Exchange Commission (“SEC”) staff had discussions concerning these differences with a number of industry participants. Based on those discussions, in June 2005, the Financial Accounting Standards Board (“FASB”) staff decided additional guidance is necessary regarding financial guaranty contracts. On April 18, 2007, the FASB issued an exposure draft “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60” (“Exposure Draft”).  This Exposure Draft would clarify how FAS 60 applies to financial guarantee insurance contracts, including the methodology to be used to account for premium revenue and claim liabilities. The scope of this Exposure Draft is limited to financial guarantee insurance (and reinsurance) contracts issued by insurance enterprises included within the scope of FAS 60.  While certain provisions of the Exposure Draft are still being analyzed, management believes that the cumulative effect of initially applying the Exposure Draft, particularly with respect to revenue recognition and claims liability, could be material to the Company’s financial statements. A final Exposure Draft is expected to be issued in late May 2008, with an anticipated effective date of no earlier than January 1, 2009. Until a final pronouncement is issued, the Company intends to continue to apply its existing policy with respect to premium revenue and the establishment of both case and portfolio reserves.

                                                Reclassification

                                                Effective with the quarter ended March 31, 2008, the Company reclassified the revenues, expenses and balance sheet items associated with financial guaranty contracts that the Company’s financial guaranty subsidiaries write in the form of credit default swap (“CDS”) contracts.  The reclassification does not change the Company’s net income (loss) or shareholder’s equity.  This reclassification is being adopted by the Company after agreement with member companies of the Association of Financial Guaranty Insurers in consultation with the staffs of the Office of the Chief Accountant  and the Division of Corporate Finance of the Securities and Exchange Commission.  The reclassification is being implemented in order to increase comparability of the Company’s financial statements with other financial guaranty companies that have CDS contracts.

                                                Our CDS contracts provide for credit protection against payment default and have substantially the same terms and conditions as its financial guaranty insurance contracts.  Under United States Generally Accepted Accounting Principles, however, CDS contracts are subject to derivative accounting rules and financial guaranty policies are subject to insurance accounting rules.

                                                In our accompanying unaudited interim consolidated statements of operations and comprehensive income, we have reclassified CDS revenues from “net earned premiums” to “realized gains and other settlements on credit derivatives.”  Loss and loss adjustment expenses and recoveries that were previously included in “loss and loss adjustment expenses (recoveries)” will be reclassified to “realized gains and other settlements on credit derivatives,” as well.  Portfolio and case loss and loss adjustment expenses will be reclassified from “loss and loss adjustment expenses (recoveries)” and will be included in “unrealized gains (losses) on credit derivatives,” which previously included only unrealized mark to market gains or losses on our contracts written in CDS form.  In the consolidated balance sheet, we reclassified all CDS-related balances previously included in “unearned premium reserves,” “reserves for losses and loss adjustment expenses,” “prepaid reinsurance premiums,” “premiums receivable” and “reinsurance balances payable” to either “credit derivative liabilities” or “credit derivative assets,” depending on the net position of the CDS contract at each balance sheet date.

                                                Fair Value  of Credit Derivatives

                                                The Company follows FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), FAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”) and FAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“FAS 155”), which establishes accounting and reporting standards for derivative instruments and FAS 157 “Fair Value Measurements”, which establishes a comprehensive framework for measuring fair value. FAS 133 and FAS 149 require recognition of all derivatives on the balance sheet at fair value.  FAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  FAS 157 also requires an entity maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value.  The price shall represent that available in the principal market for the asset or liability.  If there is no principal market, then the price is based on the market that maximizes the value received for an asset or minimizes the amount paid for a liability (i.e. the most advantageous market).

                                                FAS 157 specifies a fair value hierarchy based on whether the inputs to valuation techniques used to measure fair value are observable or unobservable.  Observable inputs reflect market data obtained from independent sources,  while unobservable inputs reflect Company-based market assumptions.  In accordance with FAS 157, the fair value hierarchy prioritizes model inputs into three broad levels as follows:

•                  Level 1 — Quoted prices for identical instruments in active markets.

•                  Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and observable inputs other than quoted prices, such as interest rates or yield curves and other inputs derived from or corroborated by observable market inputs.

•                  Level 3 — Model derived valuations in which one or more significant inputs or significant value drivers are unobservable.  This hierarchy requires the use of observable market data when available.

An asset or liability’s categorization within the fair value hierarchy is based on the lowest level of significant input to its valuation.

We issue credit derivatives that we view as an extension of our financial guaranty business but that do not qualify for the financial guaranty insurance scope exception under FAS 133 and FAS 149 and therefore are reported at fair value, with changes in fair value included in our earnings.

Our realized gains and other settlements on credit derivatives include credit derivative premiums received and receivable, credit derivative losses paid and payable and realized gains or losses due to early terminations and ceding commissions (expense) income.  Credit derivative premiums and ceding commissions (expense) income are earned over the life of the transaction.  Claim payments or recoveries are related to credit events requiring payment by or to us under the CDS contract.  Realized gains or losses are recorded related to the early termination of CDS contracts.

Our unrealized losses on credit derivatives represent changes in fair value of the CDS instruments that are required to be recorded under FAS 133.  The unrealized gains and losses on credit derivatives will amortize to zero as the exposure approaches its maturity date, unless there is a payment default on the exposure. However, in the event that we terminate a derivative contract prior to maturity the unrealized gain or loss will be realized through realized gains and other settlements on credit derivatives. Changes in the fair value of our derivative contracts do not reflect actual claims or credit losses, and have no impact on our claims paying resources, rating agency capital or regulatory capital positions.

We do not typically exit our CDS contracts and there are not quoted prices for our instruments or similar instruments.  Observable inputs other than quoted market prices exist, however, these inputs reflect contracts that do not contain terms and conditions similar to the CDS issued by us.  Therefore, the valuation of our CDS contracts requires the use of models that contain significant, unobservable inputs.  Thus, we believe that our CDS contract valuations are in Level 3 in the fair value hierarchy of FAS 157.

The fair value of these instruments represents the difference between the present value of remaining contractual premiums charged for the credit protection and the estimated present value of premiums that a comparable financial guarantor would hypothetically charge for the same protection at the balance sheet date.  The fair value of these contracts depends on a number of factors including notional amount of the contract, expected term, credit spreads, changes in interest rates, recovery rates, the credit ratings of the referenced entities, the Company’s own credit risk and remaining contractual flows.

Remaining contractual cash flows, which impact the realized gains and other settlements on credit derivatives fair value component of credit derivatives, are the most readily observable variables since they are based on the CDS contractual terms.  These variables include i) net premiums received and receivable on written CDS contracts, ii) net premiums paid and payable on purchased contracts, iii) losses paid and payable to CDS contract counterparties and iv) losses recovered and recoverable on purchased contracts.  The remaining key variables described above impact unrealized gains (losses) on credit derivatives.

Market conditions at March 31, 2008 were such that market prices were generally not available. Where market prices were not available, we used a combination of observable market data and valuation models, including various market indexes, credit spreads, the Company’s own credit risk and estimated contractual payments to estimate the fair value of the Company’s credit derivatives. These models are primarily developed internally based on market conventions for similar transactions. Management considers the non-standard terms of its credit derivative contracts in determining the fair value of these contracts. These terms differ from credit derivatives sold by companies outside of the financial guaranty industry. The non-standard terms include the absence of collateral support agreements or immediate settlement provisions, relatively high attachment points and the fact that the Company does not typically exit derivatives it sells for credit protection purposes, except under specific circumstances such as exiting a line of business. Because of these terms and conditions, the fair value of the Company’s credit derivatives may not reflect the same prices observed in an actively traded market of credit default swaps that do not contain terms and conditions similar to those observed in the financial guaranty market. These models and the related assumptions are continuously reevaluated by management and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely market information.

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

The fair value adjustment recognized in our statements of operations for the three months ended March 31, 2008 (“First Quarter 2008”) was a $259.6 million loss compared with a $10.3 million loss for the three months ended March 31, 2007 (“First Quarter 2007”). The change in fair value for First Quarter 2008 is mainly due to credit spreads widening, primarily related to the deterioration of the sub-prime mortgage market, partially offset by the higher credit risk of the Company as indicated by the cost of credit protection on us, which increased from 180 basis points at December 31, 2007 to 540 basis points at March 31, 2008.  The change in fair value for First Quarter 2007 is mainly due to credit spreads widening, primarily related to the deterioration of the sub-prime mortgage market. For First Quarter 2008, approximately 41% of the Company’s unrealized loss on derivative financial instruments is due to a decline in the market value of high yield and investment grade corporate collateralized loan obligation transactions, with the balance generated by lower market values principally in the residential and commercial mortgage backed securities markets. With considerable volatility continuing in the market, the fair value adjustment amount will fluctuate significantly in future periods. The First Quarter 2008 amount also included a fair value gain of $8.5 million, pre-tax, related to Assured Guaranty Corp.’s CCS Securities as resulting of the widening of the Company’s credit spreads. The Company recorded no fair value gain in First Quarter 2007, as the fair value of CCS securities was $0 as of both March 31, 2007 and December 31, 2006.

                                                Valuation of Investments

                                                As of March 31, 2008 and December 31, 2007, we had total investments of $3.3 billion and $3.1 billion, respectively. The fair values of all of our investments are calculated from independent market valuations. The fair values of the Company’s U.S. Treasury securities are primarily determined based upon broker dealer quotes obtained from several independent active market makers. The fair values of the Company’s portfolio other than U.S. Treasury securities are determined primarily using matrix pricing models. The matrix pricing models incorporate factors such as tranche type, collateral coupons, average life, payment speeds and spreads, in order to calculate the fair values of specific securities owned by the Company.  As of March 31, 2008, under FAS 157, all of our fixed maturity securities were classified as Level 2 and our short-term investments were classified as either Level 1 or Level 2.

                                                As of March 31, 2008, approximately 85% of our investments were long-term fixed maturity securities, and our portfolio had an average duration of 4.0 years, compared with 82% and 3.9 years as of December 31, 2007. Changes in interest rates affect the value of our fixed maturity portfolio. As interest rates fall, the fair value of fixed maturity securities increases and as interest rates rise, the fair value of fixed maturity securities decreases. The Company’s portfolio is comprised primarily of high-quality, liquid instruments. We continue to receive sufficient information to value our investments and have not had to modify our approach due to the current market conditions.

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

                The Company did not record any realized losses due to  other than temporary declines for the three-month periods ended March 31, 2008 and 2007.

                The following table summarizes the unrealized losses in our investment portfolio by type of security and the length of time such securities have been in a continuous unrealized loss position as of the dates indicated:

	As of March 31, 2008		As of December 31, 2007
Length of Time in Continuous Unrealized Loss Position	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	($ in millions)
Municipal securities
0-6 months	$362.6	$(10.0)	$67.2	$(0.6)
7-12 months	75.9	(4.5)	123.0	(1.9)
Greater than 12 months	42.3	(2.3)	8.6	(0.3)
	480.8	(16.8)	198.8	(2.8)
Corporate securities
0-6 months	37.7	(0.6)	13.6	(0.3)
7-12 months	18.6	(2.0)	22.2	(0.8)
Greater than 12 months	7.7	(0.5)	12.8	(0.3)
	64.0	(3.1)	48.6	(1.4)
U.S. Government obligations
0-6 months	8.0	—	25.4	—
7-12 months	—	—	—	—
Greater than 12 months	—	—	—	—
	8.0	—	25.4	—
Mortgage and asset-backed securities
0-6 months	260.5	(3.0)	37.7	(0.4)
7-12 months	17.4	(0.6)	32.0	(0.3)
Greater than 12 months	159.5	(5.3)	254.4	(4.0)
	437.4	(8.9)	324.1	(4.7)
Preferred stocks
0-6 months	4.8	(0.1)	—	—
7-12 months	—	—	—	—
Greater than 12 months	—	—	—	—
	4.8	(0.1)	—	—
Total	$995.0	$(28.9)	$596.9	$(8.9)

                The following table summarizes the unrealized losses in our investment portfolio by type of security and remaining time to maturity as of the dates indicated:

	As of March 31, 2008		As of December 31, 2007
Remaining Time to Maturity	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	($ in millions)
Municipal securities
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	21.8	(0.4)	1.9	(0.1)
Due after ten years	459.0	(16.4)	196.9	(2.7)
	480.8	(16.8)	198.8	(2.8)
Corporate securities
Due in one year or less	1.0	—	7.2	—
Due after one year through five years	20.7	(0.7)	16.1	(0.3)
Due after five years through ten years	21.3	(0.6)	12.0	(0.2)
Due after ten years	21.0	(1.8)	13.3	(0.9)
	64.0	(3.1)	48.6	(1.4)
U.S. Government obligations
Due in one year or less	—	—	—	—
Due after one year through five years	8.0	—	25.4	—
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—
	8.0	—	25.4	—

Mortgage and asset-backed securities	437.4	(8.9)	324.1	(4.7)

Preferred stocks	4.8	(0.1)	—	—
Total	$995.0	$(28.9)	$596.9	$(8.9)

                The following table summarizes, for all securities sold at a loss through March 31, 2008 and 2007, the fair value and realized loss by length of time such securities were in a continuous unrealized loss position prior to the date of sale:

	Three Months Ended March 31,
	2008		2007
Length of Time in Continuous Unrealized Loss Prior to Sale	Estimated Fair Value	Gross Realized Losses	Estimated Fair Value	Gross Realized Losses
	($ in millions)
Municipal securities
0-6 months	$2.5	$(0.3)	$28.8	$(0.1)
7-12 months	—	—	—	—
Greater than 12 months	—	—	—	—
	2.5	(0.3)	28.8	(0.1)
Corporate securities
0-6 months	0.4	—	—	—
7-12 months	2.1	—	—	—
Greater than 12 months	—	—	—	—
	2.5	—	—	—
U.S. Government securities
0-6 months	—	—	1.0	—
7-12 months	—	—	—	—
Greater than 12 months	—	—	0.7	—
	—	—	1.7	—
Mortgage and asset-backed securities
0-6 months	4.9	(0.1)	—	—
7-12 months	1.2	—	—	—
Greater than 12 months	1.2	—	25.9	(0.3)
	7.3	(0.1)	25.9	(0.3)
Total	$12.3	$(0.4)	$56.4	$(0.4)

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

In our reinsurance businesses, we estimate the ultimate written and earned premiums to be received from a ceding company at the end of each quarter and the end of each year because some of our ceding companies report premium data anywhere from 30 to 90 days after the end of the relevant period. Written premiums reported in our statement of operations are based upon reports received from ceding companies supplemented by our own estimates of premium for which ceding company reports have not yet been received. As of March 31, 2008 and December 31, 2007, the assumed premium estimate and related ceding commissions included in our unaudited interim consolidated financial statements were $2.3 million and $0.7 million and $8.8 million and $2.0 million,  respectively. Key assumptions used to arrive at management’s best estimate of assumed premiums are premium amounts reported historically and informal communications with ceding companies. Differences between such estimates and actual amounts are recorded in the period in which the actual amounts are determined. Historically, the differences have not been material. We do not record a provision for doubtful accounts related to our assumed premium estimate. Historically there have not been any material issues related to the collectibility of assumed premium. No provision for doubtful accounts related to our premium receivable was recorded for March 31, 2008 or December 31, 2007.

Deferred Acquisition Costs

Acquisition costs incurred, other than those associated with credit derivative products, that vary with and are directly related to the production of new business are deferred and amortized in relation to earned premiums. These costs include direct and indirect expenses such as ceding commissions, brokerage expenses and the cost of underwriting and marketing personnel. As of March 31, 2008 and December 31, 2007, we had deferred acquisition costs of $272.7 million and $259.3 million, respectively. Ceding commissions paid to primary insurers are the largest component of deferred acquisition costs, constituting 65% and 68% of total deferred acquisition costs as of March 31, 2008 and December 31, 2007, respectively. Management uses its judgment in determining what types of costs should be deferred, as well as what percentage of these costs should be deferred. We annually conduct a study to determine which operating costs vary with, and are directly related to, the acquisition of new business and qualify for deferral. Ceding commissions received on premiums we cede to other reinsurers reduce acquisition costs. Anticipated losses, LAE and the remaining costs of servicing the insured or reinsured business are considered in determining the recoverability of acquisition costs. Acquisition costs associated with credit derivative products are expensed as incurred. When an insured issue is retired early, as discussed in the Premium Revenue Recognition section of these Critical Accounting Estimates, the remaining related deferred acquisition cost is expensed at that time.

Taxation of Subsidiaries

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

The U.S. Internal Revenue Service (“IRS”) has completed audits of all of the Company’s U.S. subsidiaries’ federal income tax returns for taxable years through 2001. In September 2007, the IRS completed its audit of tax years 2002 through 2004 for Assured Guaranty Overseas US Holdings Inc. and subsidiaries, which includes Assured Guaranty Overseas US Holdings Inc., AGRO, Assured Guaranty Mortgage Insurance Company and AG Intermediary Inc. As a result of the audit there were no significant findings and no cash settlements with the IRS. In addition the IRS is reviewing Assured Guaranty US Holdings Inc. and subsidiaries (“AGUS”) for tax years 2002 through the date of the IPO. AGUS includes Assured Guaranty US Holdings Inc., AGC and AG Financial Products and were part of the consolidated tax return of a subsidiary of ACE Limited (“ACE”), our former Parent, for years prior to the IPO. The Company is indemnified by ACE for any potential tax liability associated with the tax examination of AGUS as it relates to years prior to the IPO. In addition, tax years 2005 and 2006 remain open.

Deferred Income Taxes

As of March 31, 2008 and December 31, 2007, we had a net deferred income tax asset of $237.5 million and $147.6 million, respectively. Certain of our subsidiaries are subject to U.S. income tax. Deferred income tax assets and liabilities are established for the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Such temporary differences relate principally to unrealized gains and losses on investments and derivative financial instruments, deferred acquisition costs, reserves for losses and LAE, unearned premium reserves, net operating loss carryforwards (“NOLs”) and statutory contingency reserves. A valuation allowance is recorded to reduce a deferred tax asset to the amount that in management’s opinion is more likely than not to be realized.

As of March 31, 2008, Assured Guaranty Re Overseas Ltd. (“AGRO”) had a stand alone NOL of $51.5 million, compared with $54.8 million as of December, 31, 2007, which is available to offset its future U.S. taxable income. The Company has $30.8 million of this NOL available through 2017 and $20.7 million available through 2023. AGRO’s stand alone NOL is not permitted to offset the income of any other members of AGRO’s consolidated group due to certain tax regulations. Under applicable accounting rules, we are required to establish a valuation allowance for NOLs that we believe are more likely than not to expire before being utilized. Management has assessed the likelihood of realization of all of its deferred tax assets. Based on this analysis, management believes it is more likely than not that $20.0 million of AGRO’s $51.5 million NOL will not be utilized before it expires and has established a $7.0 million valuation allowance related to the NOL deferred tax asset. Management believes that all other deferred income taxes are more-likely-than-not to be realized. The valuation allowance is subject to considerable judgment, is reviewed quarterly and will be adjusted to the extent actual taxable income differs from estimates of future taxable income that may be used to realize NOLs or capital losses.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007.  The total liability for unrecognized tax benefits as of March 31, 2008 and December 31, 2007 was $2.8 million and $2.8 million, respectively, and is included in other liabilities on the balance sheet. The Company does not believe it is reasonably possible that this amount will change significantly in the next twelve months.  The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.

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

The Company initially recorded a $49.0 million reduction of its existing deferred tax liability, based on an estimate of the ultimate resolution of the Section 338(h)(10) election. Under the tax allocation agreement, the Company estimated that, as of the IPO date, it was obligated to pay $20.9 million to AFS and accordingly established this amount as a liability. The initial difference, which is attributable to the change in the tax basis of certain liabilities for which there is no associated step-up in the tax basis of its assets and no amounts due to AFS, resulted in an increase to additional paid-in capital of $28.1 million. The Company has paid ACE and correspondingly reduced its liability by $0.2 million and $4.5 million in First Quarter 2008 and First Quarter 2007, respectively.

Accounting for Share-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of FAS No. 123 (revised), “Share-Based Payment” (“FAS 123R”) using the modified prospective transition method. Share-based compensation expense in First Quarter 2008 and First Quarter 2007 was $6.4 million ($5.4 million after tax) and $5.5 million ($4.6 million after tax), respectively. The effect on basic and diluted earnings per share for First Quarter 2008 and First Quarter 2007 was $0.07 and $0.07, respectively. First Quarter 2008 and First Quarter 2007 expense included $3.9 million ($3.5 million after tax) and $2.6 million ($2.1 million after tax), respectively, related to accelerated vesting for stock award grants to retirement-eligible employees.

Accounting for Cash-Based Compensation

The Company’s compensation expense for First Quarter 2008 and First Quarter 2007 was in the form of performance retention awards and the awards that were made in 2008 (which vest over a four year period) and 2007 (which cliff vest after 4 years). The Company recognized approximately $5.5 million and $39,000 of expense for performance retention awards in First Quarter 2008 and First Quarter 2007, respectively. Included in the 2008 amount was $4.6 million of accelerated expense related to retirement eligible employees.

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

The tables below provide information on the risk ratings and certain other risk characteristics of the Company’s RMBS, subprime RMBS, CDOs of ABS and Prime exposures as of March 31, 2008 (dollars in millions):

Distribution by Ratings(1) of Residential Mortgage-Backed Securities by Category as of March 31, 2008

	March 31, 2008
	US		International		Total Net Par
Ratings (1):	Prime	Subprime	Prime	Subprime	Outstanding	% of Total
Super senior	$4,802	$3,413	$2,881	$—	$11,095	37.6%
AAA	3,543	2,386	6,963	17	12,909	43.7%
AA	364	599	178	2	1,143	3.9%
A	660	230	110	—	1,000	3.4%
BBB	967	206	14	—	1,187	4.0%
Below investment grade	2,045	150	—	—	2,195	7.4%
Total exposures	$12,381	$6,982	$10,146	$19	$29,529	100.0%

Distribution of Residential Mortgage-Backed Securities by Category and by Year Insured as of March 31, 2008

	US		International		Total Net Par
Year insured:	Prime	Subprime	Prime	Subprime	Outstanding	% of Total
2004 and prior	$664	$592	$506	$17	1,780	6.0%
2005	1,642	106	1,273	0	3,022	10.2%
2006	736	4,613	2,517	—	7,865	26.6%
2007	7,360	1,671	2,824	2	11,857	40.2%
2008 YTD	1,980	—	3,026	—	5,006	17.0%
	$12,381	$6,982	$10,146	$19	$29,529	100.0%

Distribution of U.S. Residential Mortgage-Backed Securities by Rating(1) as of March 31, 2008

	Direct		Reinsurance		Total
	Net Par		Net Par		Net Par
Ratings (1):	Outstanding	%	Outstanding	%	Outstanding	%
Super senior	$8,214	46.2%	$—	—	$8,214	42.4%
AAA	5,466	30.7%	463	29.3%	5,929	30.6%
AA	848	4.8%	115	7.3%	963	5.0%
A	717	4.0%	173	11.0%	890	4.6%
BBB	863	4.9%	310	19.6%	1,173	6.1%
Below investment grade	1,676	9.4%	519	32.9%	2,195	11.3%
	$17,785	100.0%	$1,579	100.0%	$19,364	100.0%

1. Assured’s internal rating.  Assured’s scale is comparable to that of the nationally recognized rating agencies.  The super senior category, which is not generally used by rating agencies, is used by the Company in instances where Assured’s AAA-rated exposure has additional credit enhancement due to either (1) the existence of another security rated AAA that is subordinated to Assured’s exposure or (2) Assured’s exposure benefits from a different form of credit enhancement that would pay any claims first in the event that any of the exposures incurs a loss, and such credit enhancement, in management’s opinion, causes Assured’s attachment point to be materially above the AAA attachment point.

Financial Guaranty Direct U.S. Residential Mortgage-Backed Securities Net Par Outstanding Underwritten Since January 1, 2004 by Rating(1) and Year of Issue as of March 31, 2008

Year	Super	AAA	AA	A	BBB	BIG
Issued	Senior	Rated	Rated	Rated	Rated	Rated	Total
2004 and prior	$—	$382	$—	$22	$175	$52	$630
2005	1,991	2,268	180	—	—	756	5,195
2006	900	584	400	175	382	—	2,442
2007	5,323	2,232	268	521	306	868	9,518
2008 YTD	—	—	—	—	—	—	—
	$8,214	$5,466	$848	$717	$863	$1,676	$17,785

% of total	46.2%	30.7%	4.8%	4.0%	4.9%	9.4%	100.0%

Distribution of Financial Guaranty Direct U.S. Residential Mortgage-Backed Securities by Rating(1) as of March 31, 2008

Ratings (1):	Prime First Lien	Prime Closed End Seconds	Prime HELOC	Alt-A First Lien	Subprime First Lien	Total Net Par Outstanding
Super senior	$716	$50	$—	$4,035	$3,413	$8,214
AAA	366	68	7	2,771	2,254	5,466
AA	—	268	—	—	580	848
A	—	—	22	477	219	717
BBB	688	—	—	—	175	863
Below investment grade	—	100	1,524	—	52	1,676
Total exposures	$1,770	$486	$1,553	$7,283	$6,693	$17,785

Distribution of Financial Guaranty Direct U.S. Residential Mortgage-Backed Securities by Rating(1) as of March 31, 2008

Ratings (1):	Prime First Lien	Prime Closed End Seconds	Prime HELOC	Alt-A First Lien	Subprime First Lien
Super senior	40.5%	10.3%	—	55.4%	51.0%
AAA	20.7%	14.0%	0.4%	38.0%	33.7%
AA	—	55.1%	—	—	8.7%
A	—	—	1.4%	6.5%	3.3%
BBB	38.9%	—	—	—	2.6%
Below investment grade	—	20.7%	98.2%	—	0.8%
Total exposures	100.0%	100.0%	100.0%	100.0%	100.0%

Distribution of Financial Guaranty Direct U.S. Residential Mortgage-Backed Securities by Year Insured as of March 31, 2008

Year insured:	Prime First Lien	Prime Closed End Seconds	Prime HELOC	Alt-A First Lien	Subprime First Lien	Total Net Par Outstanding
2004 and prior	$—	$—	$28	$146	$455	$630
2005	220	—	756	448	88	1,512
2006	382	—	—	63	4,584	5,029
2007	1,168	486	768	4,646	1,566	8,634
2008 YTD	—	—	—	1,980	—	1,980
	$1,770	$486	$1,553	$7,283	$6,693	$17,785

Distribution of Financial Guaranty Direct U.S. Residential Mortgage-Backed Securities by Year Issued as of March 31, 2008

Year issued:	Prime First Lien	Prime Closed End Seconds	Prime HELOC	Alt-A First Lien	Subprime First Lien	Total Net Par Outstanding
2004 and prior	$—	$—	$28	$146	$455	$630
2005	220	—	756	448	3,772	5,195
2006	382	—	—	159	1,900	2,442
2007	1,168	486	768	6,530	566	9,518
2008 YTD	—	—	—	—	—	—
	$1,770	$486	$1,553	$7,283	$6,693	$17,785

1. Assured’s internal rating.  Assured’s scale is comparable to that of the nationally recognized rating agencies.  The super senior category, which is not generally used by rating agencies, is used by the Company in instances where Assured’s AAA-rated exposure has additional credit enhancement due to either (1) the existence of another security rated AAA that is subordinated to Assured’s exposure or (2) Assured’s exposure benefits from a different form of credit enhancement that would pay any claims first in the event that any of the exposures incurs a loss, and such credit enhancement, in management’s opinion, causes Assured’s attachment point to be materially above the AAA attachment point.

Distribution of Financial Guaranty Direct U.S. Residential Mortgage-Backed Securities Issued January 1, 2005 or Later by Exposure Type, Average Pool Factor, Subordination, Cumulative Losses and 60+ Day Delinquincies as of March 31, 2008 (1)

U.S. Prime First Lien

Year issued:	Net Par Outstanding	Pool Factor(2)	Subordination (3)	Cumulative Losses (4)	60+ Day Delinquencies (5)
2005	$220	79.2%	3.8%	0.03%	1.4%
2006	382	75.5%	3.5%	0.0%	2.9%
2007	1,168	93.6%	9.0%	0.0%	1.0%
2008	—	N/A	N/A	N/A	N/A
	$1,770	87.9%	7.2%	0.004%	1.5%

U.S. Prime CES

Year issued:	Net Par Outstanding	Pool Factor(2)	Subordination (3), (6)	Cumulative Losses (4)	60+ Day Delinquencies (5)
2005	$—	N/A	N/A	N/A	N/A
2006	—	N/A	N/A	N/A	N/A
2007	486	90.5%	36.5%	4.5%	10.8%
2008	—	N/A	N/A	N/A	N/A
	$486	90.5%	36.5%	4.5%	10.8%

U.S. Prime HELOC

Year issued:	Net Par Outstanding	Pool Factor(2)	Subordination (3)	Cumulative Losses (4)	60+ Day Delinquencies 5
2005	$756	42.0%	0.8%	4.5%	11.5%
2006	—	N/A	N/A	N/A	N/A
2007	768	86.2%	0.0%	2.9%	6.0%
2008	—	N/A	N/A	N/A	N/A
	$1,524	64.2%	0.4%	3.7%	8.7%

U.S. Alt-A First Lien

Year issued:	Net Par Outstanding	Pool Factor(2)	Subordination (3)	Cumulative Losses (4)	60+ Day Delinquencies (5)
2005	$448	62.0%	11.2%	0.2%	6.5%
2006	159	64.9%	14.0%	0.2%	13.3%
2007	6,530	85.1%	18.8%	0.1%	7.5%
2008	—	N/A	N/A	N/A	N/A
	$7,137	83.2%	18.2%	0.1%	7.6%

U.S. Subprime First Lien

Year issued:	Net Par Outstanding	Pool Factor(2)	Subordination (3)	Cumulative Losses (4)	60+ Day Delinquencies (5)
2005	$3,772	42.1%	58.1%	2.0%	37.6%
2006	1,900	61.6%	40.0%	2.2%	33.8%
2007	566	63.2%	38.3%	2.0%	33.4%
2008	—	N/A	N/A	N/A	N/A
	$6,237	49.9%	50.8%	2.1%	36.1%

1.  Subordination, cumulative loss, delinquency, and pool factor data is based on information obtained from Intex and/or provided by the trustee and may be subject to restatement or correction.  The summary data provided here is based on the most recent reports available to Assured.

2. Pool factor is the percentage of net par outstanding at March 31, 2008 divided by the original net par outstanding of the transactions at inception.

3. Represents the sum of subordinate tranches and over-collateralization and does not include any benefit from excess interest collections that may be used to absorb losses. HELOC exposures currently generate excess spread of approximately 300 bps per year. The amount of future excess spread generated can fluctuate as a result of interest rate changes and other factors.

4. Cumulative losses are defined as net charge-offs on the underlying loan collateral divided by the original pool balance.

5. 60+ day delinquencies are defined as loans that are greater than 60 days delinquent and also includes all loans that are in foreclosure, bankruptcy or REO divided by net par outstanding.

6. There is one transaction with net par outstanding of $100 million that is rated Below Investment Grade and on which remaining subordination has declined to 9.2%.

Financial Guaranty Direct Collateralized Debt Obligations of Asset-Backed Securities (CDOs of ABS)(1) Net Par Outstanding by Type of CDO, by Year Insured and by Collateral:

			Type of Collateral as a Percent of Total Pool							Ratings as of Mar. 31, 2008
Year Insured	Legal Final Maturity(2)	Net Par Outstanding	ABS	RMBS (Includes Subprime)	Comm. MBS (CMBS)(3)	CDOs of Investment Grade Corporate	CDOs of ABS	Total Collateral Pool	U.S. Subprime RMBS	S&P	Moody’s	Original AAA Sub- ordination	Original Sub- ordination Below Assured	Current Sub- ordination Below Assured

CDOs of Mezzanine ABS(3):
2001	2017	$114.0	0%	0%	100%	0%	0%	100%	0%	AAA	Aaa	25.1%	25.1%	30.2%
2001	2016	60.8	0%	0%	100%	0%	0%	100%	0%	AAA	Aaa	28.1%	28.1%	39.6%
2002	2017	130.1	0%	0%	100%	0%	0%	100%	0%	AAA	Aaa	24.6%	24.6%	30.4%
2002	2017	92.7	0%	0%	100%	0%	0%	100%	0%	AAA	Aaa	22.1%	22.1%	28.6%
2002	2017	90.0	0%	0%	100%	0%	0%	100%	0%	AAA	Aaa	35.0%	35.0%	47.6%
2002	2017	69.0	0%	0%	100%	0%	0%	100%	0%	AAA	Aaa	24.0%	24.0%	32.2%
2003	2018	128.1	0%	0%	100%	0%	0%	100%	0%	AAA	Aaa	20.0%	20.0%	25.1%
2003	2038	83.9	0%	0%	100%	0%	0%	100%	0%	AAA	Aaa	23.0%	38.0%	47.5%
2003	2018	51.2	0%	0%	100%	0%	0%	100%	0%	AAA	Aaa	63.0%	63.0%	65.8%
Subtotal:		$819.9	0%	0%	100%	0%	0%	100%	0%	AAA	Aaa	27.3%	28.8%	36.0%

CDOs of High Grade ABS(4):
No CDO of ABS business written

CDOs of Pooled AAA ABS(5):
2003	2010	$737.3	35%	34%	26%	5%	0%	100%	0%	AAA	Aaa	0.0%	12.5%	12.5%
2003	2008(6)	594.0	37%	57%	6%	0%	0%	100%	32%	AAA	Aaa	0.0%	10.0%	10.0%
	Subtotal:	$1,331.3	36%	44%	17%	3%	0%	100%	14%	AAA	Aaa	0.0%	11.4%	11.4%

Total:		$2,151.2	22%	27%	49%	2%	0%	100%	9%	AAA	Aaa	10.4%	18.0%	20.8%

1. A “CDO of ABS” is a collateralized debt obligation (CDO) transaction whose collateral pool consists primarily of asset-backed securities (ABS), including mortgage-backed securities (MBS).  ABS transactions securities generally represent an ownership interest in a trust that contains collateral supporting the notes.  Those interests are divided into several tranches that can have varying levels of subordination, credit protection triggers and credit ratings.

2. “Legal Final Maturity” represents the final date for payment specified in the transaction documents and does not take into account prepayments that shorten the expected maturity and weighted average life.

3.”CDOs of Mezzanine ABS” is a market term that refers to transactions where the underlying collateral at issuance is comprised primarily of mezzanine tranches rated BBB or lower.  The collateral underlying Assured’s exposure to CDOs of Mezzanine ABS is comprised of mezzanine tranches of CMBS transactions and senior unsecured debt issued by commercial property REITs.  The transactions to which Assured has exposure are static pools rather than actively managed transactions, and the collateral in these static pools was originated primarily in the period from 1997-2003. The collateral underlying Assured’s exposure to CDOs of Mezzanine ABS had weighted average ratings, based on rating information as of March 31, 2008, as follows: 17% AAA, 7% AA, 12% A, 46% BBB and 18% below investment grade (BIG).

4. “CDOs of High Grade ABS” is a market term that refers to transactions where the underlying collateral at issuance is comprised of mezzanine tranches rated single-A or higher.

5. “CDOs of Pooled AAA ABS” is a market term that refers to transactions where the underlying collateral at issuance is comprised of the senior-most AAA rated securities.  Assured’s exposure to CDOs of Pooled AAA ABS was rated, based on rating information as of March 31, 2008: 97% AAA and 3% BBB.

6. Risk expired in April 2008.

Consolidated Results of Operations (1)

The following table presents summary consolidated results of operations data for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007
	($ in millions)
Revenues:
Gross written premiums	$175.8	$55.2
Net written premiums	169.7	51.4
Net earned premiums	46.8	37.0
Net investment income	36.6	31.5
Net realized investment gains (losses)	0.6	(0.3)
Change in fair value of credit derivatives
Realized gains and other settlements on credit derivatives	27.6	18.2
Unrealized losses on credit derivatives	(259.6)	(10.3)
Net change in fair value of credit derivatives	(232.0)	7.9
Other income	8.5	—
Total revenues	(139.4)	76.1

Expenses:
Loss and loss adjustment expenses (recoveries)	55.1	(4.0)
Profit commission expense	1.2	1.6
Acquisition costs	11.9	10.9
Operating expenses	28.6	20.7
Interest expense	5.8	6.0
Other expenses	0.7	0.6
Total expenses	103.4	35.8
(Loss) income before (benefit) provision for income taxes	(242.8)	40.3
(Benefit) provision for income taxes	(73.6)	1.4
Net (loss) income	$(169.2)	$39.0

Underwriting (loss) gain by segment:
Financial guaranty direct	$(18.9)	$8.8
Financial guaranty reinsurance	(7.3)	13.6
Mortgage guaranty	0.8	1.8
Other	—	1.3
Total	$(25.4)	$25.5

(1)	Some amounts may not add due to rounding.

We organize our business around four principal business segments: financial guaranty direct, financial guaranty reinsurance, mortgage guaranty and other. There are a number of lines of business that we have exited as part of our IPO in April 2004, which are included in the other segment. However, the results of these businesses are reflected in the above numbers. These unaudited interim consolidated financial statements cover the three-month period ended March 31, 2008 (“First Quarter 2008”) and the three-month period ended March 31, 2007 (“First Quarter 2007”).

Net (Loss) Income

Net (loss) income was $(169.2) million and $39.0 million for First Quarter 2008 and First Quarter 2007, respectively. The decrease of $208.2 million in 2008 compared with 2007 is primarily due to the following factors:

•

a $(259.6) million unrealized loss on credit derivatives in First Quarter 2008 compared with a $(10.3) million unrealized loss on credit derivatives in First Quarter 2007, mainly attributable to credit spreads widening in all asset classes including residential and commercial real estate and corporate collateral. Net of related income taxes, the unrealized (loss) gain on credit derivatives, was $(181.4) million and $(6.9) million for First Quarter 2008 and First Quarter 2007, respectively. With considerable volatility continuing in the market, this amount will fluctuate significantly in future periods.

•

a decrease of $50.9 million in underwriting gain to $(25.4) million in 2008, compared with a $25.5 million underwriting gain in 2007, primarily due to an increase in loss and loss adjustment expenses associated with an increase in reserves related to our HELOC and other RMBS exposures,

•

an increase of $7.9 million in operating expenses to $28.6 million in 2008 from $20.7 million in 2007, mainly as a result of increased salary and employee related expenses due to staffing additions and merit increases. Also contributing to the increase was the amortization of restricted stock and stock option awards, due to new stock awards in 2008 and the related amortization as well as the accelerated vesting of these awards for retirement eligible employees as required by FAS 123R. Expansion of our performance retention plan, previously discussed, also contributed to the increase in operating expenses.

•

a $75.0 million reduction in our provision for income tax to $(73.6) million in First Quarter 2008, compared with $1.4 million in First Quarter 2007. This benefit is mainly related to the unrealized loss on credit derivatives recognized in First Quarter 2008.

Partially offsetting these negative factors were:

•	an increase in other income, which included a fair value gain of $8.5 million related to Assured Guaranty Corp.’s committed capital securities, and

•

an increase of $5.1 million in net investment income to $36.6 million in First Quarter 2008 from $31.5 million in First Quarter 2007 which is attributable to increased invested assets from positive operating cash flows as well as increased capital from an equity offering in December 2007.

Gross Written Premiums

	Three Months Ended March 31,
Gross Written Premiums	2008	2007
	($ in millions)

Financial guaranty direct	$146.4	$32.1
Financial guaranty reinsurance	25.4	18.7
Mortgage guaranty	0.5	1.0
Total financial guaranty gross written premiums	172.3	51.9
Other	3.5	3.3
Total gross written premiums	$175.8	$55.2

Gross written premiums for First Quarter 2008 were $175.8 million compared with $55.2 million for First Quarter 2007. Gross written premiums from our financial guaranty direct operations increased $114.3 million in 2008 compared with 2007, reflecting growth in our U.S. public finance business.  The First Quarter 2008 financial guaranty direct segment includes upfront gross written premiums of $123.3 million from our U.S. public finance business, an increase of $114.5 million compared with the First Quarter 2007. Additionally, the First Quarter 2008 reflects an increase in financial guaranty reinsurance gross written premiums of $6.7 million compared to the same period last year.

Net Earned Premiums

	Three Months Ended March 31,
Net Earned Premiums	2008	2007
	($ in millions)

Financial guaranty direct	$17.3	$12.1
Financial guaranty reinsurance	27.8	21.9
Mortgage guaranty	1.9	3.1
Total financial guaranty net earned premiums	46.8	37.0
Other	—	—
Total net earned premiums	$46.8	$37.0

Net earned premiums for First Quarter 2008 were $46.8 million compared with $37.0 million for First Quarter 2007. Financial guaranty direct net earned premiums increased $5.2 million in First Quarter 2008, compared with First Quarter 2007.  This increase is attributable to the continued growth of our in-force book of business, resulting in increased net earned premiums. The First Quarter 2007 included public finance refundings of $1.7 million in the financial guaranty direct segment.  First Quarter 2008 had no earned premiums from public finance refundings in the financial guaranty direct segment.  Public finance refunding premiums reflect the unscheduled pre-payment or refundings of underlying municipal bonds.  Our financial guaranty reinsurance segment increased $5.9 million in 2008 compared with 2007 due mainly to the portfolio assumed from Ambac in December 2007, which contributed $6.6 million to net premiums earned in the First Quarter 2008.   The $1.2 million decrease in net earned premiums in our mortgage guaranty segment in 2008 compared with 2007 reflects the run-off of our quota share treaty business as well as commutations executed in the latter part of 2007.

Net Investment Income

Net investment income was $36.6 million for First Quarter 2008, compared with $31.5 million for First Quarter 2007. The $5.1 million increase is attributable to increased invested assets due to positive operating cash flows as well as increased capital from an equity offering in December 2007.

Net Realized Investment Gains (Losses)

Net realized investment gains (losses), principally from the sale of fixed maturity securities, were $0.6 million and $(0.3) million for First Quarter 2008 and First Quarter 2007, respectively. The Company had no write downs of investments for other than temporary impairment losses for both the three months ended March 31, 2008 and 2007. Net realized investment gains (losses), net of related income taxes, were $0.4 million and $(0.2) million for First Quarter 2008 and First Quarter 2007, respectively.

Realized Gains and Other Settlements on Credit Derivatives

	Three Months Ended March 31,
Realized gains and other settlements on credit derivatives	2008	2007
	($ in millions)

Net credit derivative premiums received and receivable:
Direct segment	$27.3	$16.8
Reinsurance segment	0.5	—
Total net credit derivative premiums received and receivable	27.8	16.8
Net credit derivative losses recovered and recoverable	—	1.3
Ceding commissions (expense) income	(0.2)	—
Total realized gains and other settlements on credit derivatives	$27.6	$18.2

Realized gains and other settlements on credit derivatives, were $27.6 million and $18.2 million for First Quarter 2008 and First Quarter 2007, respectively.  Total net credit derivative premiums received and receivable, which represents premium income recognized attributable to CDS contracts,  was $27.8 million and $16.8 million for the First Quarter 2008 and First Quarter 2007, respectively.  This increase is attributable to growth in our direct business written in CDS form.  Net credit derivative losses recovered and recoverable, which represents contractual claim losses paid and payable related to insured credit events under these contracts, of $0 million and $(1.3) million for the First Quarter 2008 and First Quarter 2007, respectively, related to recoveries received by us related to claim payments made in prior years.   We did not have any losses paid or payable under these contracts in either the First Quarter 2008 or First Quarter 2007.

Unrealized (Losses) Gains on Credit Derivatives

	Three Months Ended March 31,
Unrealized (losses) gains on credit derivatives	2008	2007
	($ in millions)

Unrealized losses on credit derivatives, excluding incurred losses on credit derivatives	$(256.4)	$(9.7)
Incurred losses on credit derivatives	(3.2)	(0.6)
Total unrealized losses on credit derivatives	$(259.6)	$(10.3)

Credit derivatives are recorded at fair value as required by FAS 133, FAS 149 and FAS 155. The fair value adjustment for First Quarter 2008 and First Quarter 2007 was a $259.6 million loss and a $10.3 million loss, respectively. The change in fair value for First Quarter 2008 was attributable to spreads widening and includes no credit losses, partially offset by the higher credit risk of the Company as indicated by the cost of credit protection on us, which increased from 180 basis points at December 31, 2007 to 540 basis points at March 31, 2008.  For the three months ended March 31, 2008, approximately 41% of the Company’s unrealized loss on derivative financial instruments was due to a decline in the market value of high yield and investment grade corporate collateralized loan obligation transactions, with the balance generated by lower market values principally in the residential and commercial mortgage backed securities markets. Changes in the fair value of our derivative contracts do not reflect actual claims or credit losses, and have no impact on the Company’s claims paying resources, rating agency capital or regulatory capital positions. With considerable volatility continuing in the market, the fair value adjustment amount will fluctuate significantly in future periods. The change in fair value for First Quarter 2007 was due to credit spreads widening, primarily related to the deterioration of the sub-prime mortgage market.  Unrealized (losses) on derivative financial instruments, net of related income taxes, were $(183.5) million and $(7.2) million for First Quarter 2008 and First Quarter 2007, respectively.

The gain or loss created by the estimated fair value adjustment will rise or fall based on estimated market pricing and may not be an indication of ultimate claims. Fair value is defined as the amount at which an asset or liability could be bought or sold in a current transaction between willing parties. We enter into credit derivative contracts which require us to make payments upon the occurrence of certain defined credit events relating to an underlying obligation (generally a fixed income obligation). The Company’s credit derivative exposures are substantially similar to its financial guaranty insurance contracts and provide for credit protection against payment default. They are contracts that are generally held to maturity. The unrealized gains and losses on derivative financial instruments will reduce to zero as the exposure approaches its maturity date, unless there is a payment default on the exposure.

Management also calculates portfolio and case reserves expenses on our credit derivative contracts in the same manner as we do for our financial guaranty insurance contracts.  Prior to the First Quarter 2008, incurred losses on credit derivatives was apportioned in our financial statements from unrealized gains (losses) on credit derivatives and included in loss and loss adjustment expenses.  As a result of reclassifying our accounting activity related to credit derivative contracts commencing with the First Quarter 2008, we no longer make this apportionment in our financial statements, but believe it is an important metric in evaluating the credit quality of our CDS contracts.  The incurred losses on credit derivatives were $3.2 million and $0.6 million for the First Quarter of 2008 and First Quarter of 2007, respectively.

Other Income

The 2008 amount includes a fair value gain of $8.5 million, pre-tax, related to Assured Guaranty Corp.’s committed capital securities. The Company recorded a fair value gain of $0 in First Quarter 2007, as the fair value of CCS securities was $0 as of both March 31, 2007 and December 31, 2006.

Loss and Loss Adjustment Expenses (Recoveries)

	Three Months Ended March 31,
Loss and Loss Adjustment Expenses (Recoveries)	2008	2007
	($ in millions)

Financial guaranty direct	$35.9	$0.7
Financial guaranty reinsurance	19.2	(4.8)
Mortgage guaranty	—	0.1
Total financial guaranty loss and loss adjustment expenses (recoveries)	55.1	(4.0)
Other	—	—
Total loss and loss adjustment expenses (recoveries)	$55.1	$(4.0)

Loss and loss adjustment expenses for First Quarter 2008 and First Quarter 2007 were $55.1 million and $(4.0) million, respectively.  Loss and Loss Adjustment Expenses (“LAE”) for the financial guaranty direct segment increased $35.2 million to $35.9 million in First Quarter 2008 from $0.7 million in First Quarter 2007.  First Quarter 2008 included an increase in portfolio reserves of $35.7 million, mainly related to our HELOC and other RMBS exposures driven by internal ratings downgrades. First Quarter 2007 included a $1.0 million portfolio reserve increase, primarily attributable to downgrades of transactions in our CMC list related to the subprime mortgage market. The financial guaranty reinsurance segment loss and loss adjustment expenses were $19.2 million in First Quarter 2008, compared with $(4.8) million in First Quarter 2007.  First Quarter 2008 included increases in case and portfolio reserves of $9.3 million and $7.4 million, respectively, related primarily to our HELOC and U.S. Subprime RMBS exposures. The $(4.8) million in First Quarter 2007 is principally due to aircraft-related transactions in the reinsurance segment.

Profit Commission Expense

Profit commissions, which are primarily related to our mortgage guaranty segment, allow the ceding company to share favorable experience on a reinsurance contract due to lower than expected losses. Expected or favorable loss development generates profit commission expense, while the inverse occurs on unfavorable loss development. Portfolio reserves are not a component of these profit commission calculations. Profit commissions for

First Quarter 2008 and First Quarter 2007 were $1.2 million and $1.6 million, respectively.  The decrease is primarily related to commutations executed in our mortgage segment.

Acquisition Costs

Acquisition costs primarily consist of ceding commissions, brokerage fees and operating expenses that are related to the acquisition of new business. Acquisition costs that vary with and are directly related to the acquisition of new business are deferred and amortized in relation to earned premium. For First Quarter 2008 and First Quarter 2007, acquisition costs incurred were $11.9 million and $10.9 million, respectively.  These amounts are consistent with changes in net earned premium from non-derivative transactions.

Operating Expenses

For First Quarter 2008 and First Quarter 2007, operating expenses were $28.6 million and $20.7 million, respectively.  The $7.9 million increase in 2008 compared with 2007 is mainly due to the amortization of restricted stock and stock option awards, due to new stock awards and other performance retention programs each year and the related amortization as well as the accelerated vesting of these awards for retirement eligible employees.  Also contributing to the increase are higher salaries and related employee benefits, due to staffing additions and merit increases.

Interest Expense

For First Quarter 2008 and First Quarter 2007, interest expense was $5.8 million and $6.0 million, respectively. Interest expense related to the issuance of our 7% Senior Notes (“Senior Notes”) in May 2004 was $3.3 million, respectively, in both First Quarter 2008 and First Quarter 2007. Interest expense related to the issuance of our 6.40% Series A Enhanced Junior Subordinated Debentures in December 2006 was $2.5 million in both First Quarter 2008 and First Quarter 2007.  The coupon on the Senior Notes is 7.0%, however, the effective rate is approximately 6.4%, which reflects the effect of a cash flow hedge executed by the Company in March 2004.

Other Expenses

For First Quarter 2008 and First Quarter 2007, other expenses were $0.7 million and $0.6 million, respectively. These amounts reflect the put option premiums associated with AGC’s $200.0 million committed capital securities.

Income Tax

For First Quarter 2008 and First Quarter 2007, income tax (benefit) expense was $(73.6) million and $1.4 million and our effective tax rate was 30.3 % and 3.5%, respectively. Our effective tax rates reflect the proportion of income recognized by each of our operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 35%, UK subsidiaries taxed at the UK marginal corporate tax rate of 30%, and no taxes for our Bermuda holding company and subsidiaries. Accordingly, our overall corporate effective tax rate fluctuates based on the distribution of taxable income across these jurisdictions.  First Quarter 2008 included $259.6 of unrealized losses on credit derivatives, the majority of which is associated with subsidiaries taxed in the U.S., and is the primary reason for the 30.3% effective tax rate. First Quarter 2007 included a $4.1 million reduction of the Company’s FIN 48 liability, which was reduced subsequent to adoption of FIN 48, due to final regulations on the treatment of a tax uncertainty regarding the use of consolidated losses.  First Quarter 2007 also included $10.3 million of unrealized losses on credit derivatives, the majority of which is associated with subsidiaries taxed in the U.S. These items are the primary reason for the 3.5% effective tax rate.

Segment Results of Operations

Our financial results include four principal business segments: financial guaranty direct, financial guaranty reinsurance, mortgage guaranty and other. Management uses underwriting gains and losses as the primary measure of each segment’s financial performance. Underwriting gain is calculated as net earned premiums plus realized gains and other settlements on credit derivatives less the sum of loss and loss adjustment expenses including incurred losses on credit derivatives, profit commission expense, acquisition costs and other operating expenses that are directly related to the operations of our insurance businesses. This measure excludes certain revenue and expense items, such as net investment income, realized investment gains and losses, unrealized gains and losses on credit derivatives, excluding loss reserves allocation , other income, and interest and other expenses, that are not directly related to the underwriting performance of our insurance operations, but are included in net income.

Loss and loss adjustment expense ratio, which is a non-GAAP financial measure, is defined as loss and loss adjustment expenses (recoveries) plus the Company’s net estimate of credit derivative incurred case and portfolio loss and loss adjustment expense reserves, which is included in unrealized gains (losses) on credit derivatives, plus net credit derivative losses (recoveries), which is included in realized gains and other settlements on credit derivatives, divided by net earned premiums plus net credit derivative premiums received and receivable, which is included in realized gains and other settlements on credit derivatives. Expense ratio is calculated by dividing the sum of ceding commissions expense (income), profit commission expense, acquisition costs and operating expenses by net earned premiums plus net credit derivative premiums received and receivable, which is included in realized gains and other settlements on credit derivatives. Combined ratio, which is a non-GAAP financial measure, is the sum of the loss and loss adjustment expense ratio and the expense ratio.

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

The table below summarizes the financial results of our financial guaranty direct segment for the periods presented:

	Three Months Ended March 31,
	2008	2007
	($ in millions)
Gross written premiums	$146.4	$32.1
Net written premiums	144.1	31.9
Net earned premiums	17.3	12.1
Realized gains and other settlements on credit derivatives:
Net credit derivative premiums received and receivable	27.3	16.8
Net credit derivative losses paid and payable	—	—
Ceding commissions (expense) income	(0.1)	—
Total realized gains and other settlements on credit derivatives	27.3	16.9
Loss and loss adjustment expenses	35.9	0.7
Incurred losses on credit derivatives	3.2	0.6
Total loss and loss adjustment expenses	39.1	1.2
Profit commission expense	—	—
Acquisition costs	3.0	3.0
Operating expenses	21.3	15.9
Underwriting (loss) gain	$(18.9)	$8.8

Loss and loss adjustment expense ratio	87.7%	4.2%
Expense ratio	54.6%	65.4%
Combined ratio	142.3%	69.6%

	Three Months Ended March 31,
Gross Written Premiums	2008	2007
	($ in millions)
Public finance	$130.8	$21.4
Structured finance	15.6	10.7
Total	$146.4	$32.1

For First Quarter 2008 the financial guaranty direct segment contributed $146.4 million to gross written premiums, an increase of $114.3 million, compared with $32.1 million for First Quarter 2007. The increase reflects our continued execution of our direct business strategy resulting in increased market share, particularly in the U.S. public finance market.  First Quarter 2008  includes upfront gross written premiums of $123.3 million from our U.S. public finance business, an increase of $114.5 million compared to the First Quarter 2007.

Generally, gross and net written premiums from the public finance market premium are received upfront, while the structured finance market premiums have been received on an installment basis. For First Quarter 2008, 89% of gross written premiums in this segment were upfront premiums and 11% were installment premiums. For First Quarter 2007, 64% of gross written premiums in this segment were upfront premiums and 36% were installment premiums.

	Three Months Ended March 31,
Net Written Premiums	2008	2007
	($ in millions)

Public finance	$129.0	$21.4
Structured finance	15.1	10.5
Total	$144.1	$31.9

For First Quarter 2008 and 2007, net written premiums were $144.1 million and $31.9 million, respectively. The increase in net written premiums is primarily due to the increase in gross written premiums as we typically retain a substantial portion of this business.

	Three Months Ended March 31,
Net Earned Premiums	2008	2007
	($ in millions)

Public finance	$4.1	$3.8
Structured finance	13.2	8.3
Total	$17.3	$12.1
Included in public finance direct net earned premiums are refundings of:	$—	$1.7

Net earned premiums for First Quarter 2008 were $17.3 million compared with $12.1 million for First Quarter 2007. The increase in net earned premiums reflects our increased market penetration, which has generated additional net written premiums and in-force business.  Public finance refundings, which reflect the unscheduled pre-payment or refundings of underlying municipal bonds and are sensitive to market interest rates, were $1.7 million for First Quarter 2007.  There were no unscheduled refundings for First Quarter 2008. We evaluate our net earned premiums both including and excluding these refundings.

	Three Months Ended March 31,
Realized gains and other settlements on credit derivatives	2008	2007
	($ in millions)

Net credit derivative premiums received and receivable	$27.3	$16.8
Net credit derivative losses paid or payable	—	—
Ceding commissions (expense) income	(0.1)	—
Total realized gains and other settlements on credit derivatives	$27.3	$16.9

Realized gains and other settlements on credit derivatives, were $27.3 million and $16.9 million for First Quarter 2008 and First Quarter 2007, respectively, and was comprised only of net credit derivative premiums received and receivable, which represents premium income recognized attributable to CDS contracts. This increase is attributable to the increase in our direct business written.  We did not have any losses paid or payable under these contracts in either the First Quarter 2008 or First Quarter 2007.

Loss and LAE were $35.9 million and $0.7 million for First Quarter 2008 and First Quarter 2007, respectively.  First Quarter 2008 includes an increase in portfolio reserves of $35.7 million mainly attributable to our HELOC and other RMBS exposures driven by internal ratings downgrades. First Quarter 2007 included a $1.0 million portfolio reserve increase, primarily attributable to downgrades of transactions in our CMC list related to the sub-prime mortgage market.

For First Quarter 2008 and First Quarter 2007, acquisition costs incurred were $3.0 million for both periods.  The acquisition costs incurred over the periods are directly related to net earned premiums from non-derivative transactions.

Operating expenses for First Quarter 2008 and First Quarter 2007 were $21.3 million and $15.9 million, respectively. The increase in operating expenses for First Quarter 2008, compared with First Quarter 2007 is mainly due to the amortization of restricted stock and stock option awards, due to new stock awards and other performance retention programs each year and the related amortization as well as the accelerated vesting of these awards for retirement eligible employees.   Also contributing to the increase are higher salaries and related employee benefits, due to staffing additions and merit increases.

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

The table below summarizes the financial results of our financial guaranty reinsurance segment for the periods presented:

	Three Months Ended March 31,
	2008	2007
	($ in millions)
Gross written premiums	$25.4	$18.7
Net written premiums	25.1	18.5
Net earned premiums	27.8	21.9
Realized gains and other settlements on credit derivatives:
Net credit derivative premiums received and receivable	0.5	—
Net credit derivative losses paid and payable	—	—
Ceding commissions (expense) income	(0.2)	—
Total realized gains and other settlements on credit derivatives	0.3	—
Loss and loss adjustment expenses (recoveries)	19.2	(4.8)
Incurred losses on credit derivatives	—	—
Total loss and loss adjustment expenses (recoveries)	19.2	(4.8)
Profit commission expense	1.1	0.9
Acquisition costs	8.8	7.7
Operating expenses	6.4	4.4
Underwriting (loss) gain	$(7.3)	$13.6

Loss and loss adjustment expense ratio	67.8%	(21.9)%
Expense ratio	58.1%	59.6%
Combined ratio	125.9%	37.7%

	Three Months Ended March 31,
Gross Written Premiums	2008	2007
	($ in millions)
Public finance	$13.2	$12.6
Structured finance	12.2	6.1
Total	$25.4	$18.7

Gross written premiums for our financial guaranty reinsurance segment include upfront premiums on transactions underwritten during the period, plus installment premiums on business primarily underwritten in prior periods. Consequently, this amount is affected by changes in the business mix between public finance and structured finance. For First Quarter 2008, 51% of gross written premiums in this segment were upfront premiums and 49% were installment premiums. For First Quarter 2007, 48% of gross written premiums in this segment were upfront premiums and 52% were installment premiums.

Gross written premiums for First Quarter 2008 were $25.4 million, an increase of $6.7 million, compared with $18.7 million for First Quarter 2007 due to an increase in facultative cessions.

The following table summarizes the Company’s gross written premiums by type of contract:

	Three Months Ended March 31,
Gross Written Premiums	2008	2007
	($ in millions)
Treaty	$11.8	$14.2
Facultative	13.6	4.5
Total	$25.4	$18.7

The following summarizes the Company’s gross written premiums by significant client:

	Three Months Ended March 31,
Gross Written Premiums by Client(1)	2008	2007
	($ in millions)
Financial Security Assurance Inc.	$18.4	$10.8
Ambac Assurance Corporation(2)	3.7	3.4
MBIA Insurance Corporation	1.8	2.3
Financial Guaranty Insurance Company	1.4	1.5
XL Capital Assurance Ltd.(3)	0.0	0.6

(1)	Excludes credit derivative gross written premiums.
(2)	In December 2007, the Company’s reinsurance subsidiary, AG Re, reinsured a diversified portfolio of financial guaranty contracts totaling approximately $29 billion of net par outstanding from Ambac.
(3)	2008 amount included $44,000 of gross written premiums.

	Three Months Ended March 31,
Net Written Premiums	2008	2007
	($ in millions)
Public finance	$12.9	$12.4
Structured finance	12.2	6.1
Total	$25.1	$18.5

For First Quarter 2008 and First Quarter 2007, net written premiums were $25.1 million and $18.5 million, respectively.  The changes in all periods are consistent with the changes in gross written premiums because, to date, we have not retroceded a significant amount of premium to external reinsurers.

	Three Months Ended March 31,
Net Earned Premiums	2008	2007
	($ in millions)
Public finance	$18.6	$16.0
Structured finance	9.2	5.9
Total	$27.8	$21.9
Included in public finance reinsurance net earned premiums are refundings of:	$2.4	$3.2

Net earned premiums for First Quarter 2008 were $27.8 million compared with $21.9 million for First Quarter 2007. Net earned premiums increased $5.9 million, in 2008 compared with 2007, due to the portfolio assumed from Ambac in December 2007, which contributed $6.6 million to net earned premiums.  Public finance net earned premiums also include refundings, which reflect the unscheduled pre-payment or refundings of underlying municipal bonds. These unscheduled refundings, which were $2.4 million for First Quarter 2008, compared with $3.2 million for First Quarter 2007, are sensitive to market interest rates.  We evaluate our net earned premiums both including and excluding these refundings.

	Three Months Ended March 31,
Realized gains and other settlements on credit derivatives	2008	2007
	($ in millions)

Net credit derivative premiums received and receivable	$0.5	$—
Net credit derivative losses paid or payable	—	—
Ceding commissions (expense) income	(0.2)	—

Total realized gains and other settlements on credit derivatives	$0.3	$—

Realized gains and other settlements on credit derivatives, were $0.3 million and $0 million for First Quarter 2008 and First Quarter 2007, respectively.  Net credit derivative premiums received and receivable, which represents premium income recognized attributable to CDS contracts, and related ceding commission expense, increased based on amounts reported to us by our cedants.  We did not have any losses paid or payable under these contracts in either the First Quarter 2008 or First Quarter 2007.

Losses and LAE were $19.2 million and $(4.8) million for First Quarter 2008 and First Quarter 2007, respectively. First Quarter 2008 includes increases to case and portfolio reserves of $9.3 million and $7.4 million, respectively, mainly related to our U.S. Subprime RMBS and HELOC exposures. The results of First Quarter 2007 are principally due to aircraft-related transactions.

Profit commission expense was $1.1 million and $0.9 million in First Quarter 2008 and First Quarter 2007, respectively.  The increase is primarily related to amounts reported by our ceding companies.

For First Quarter 2008 and First Quarter 2007, acquisition costs incurred were $8.8 million and $7.7 million, respectively. The changes in acquisition costs incurred over the periods are directly related to changes in net earned premiums from non-derivative transactions.

Operating expenses for First Quarter 2008 and First Quarter 2007, were $6.4 million and $4.4 million, respectively. The increase in operating expenses for First Quarter 2008, compared with First Quarter 2007 is mainly due to the amortization of restricted stock and stock option awards, due to new stock awards and other performance retention programs each year and the related amortization as well as the accelerated vesting of these awards for retirement eligible employees.  Also contributing to the increase are higher salaries and related employee benefits, due to staffing additions and merit increases.

Mortgage Guaranty Segment

Mortgage guaranty insurance provides protection to mortgage lending institutions against the default of borrowers on mortgage loans that, at the time of the advance, had a loan-to-value ratio in excess of a specified ratio. We primarily function as a reinsurer in this industry and assume all or a portion of the risks undertaken by primary mortgage insurers.

The table below summarizes the financial results of our mortgage guaranty segment for the periods presented:

	Three Months Ended March 31,
	2008	2007
	($ in millions)

Gross written premiums	$0.5	$1.0
Net written premiums	0.5	1.0
Net earned premiums	1.9	3.1
Loss and loss adjustment expenses	—	0.1
Profit commission expense	0.1	0.7
Acquisition costs	0.1	0.2
Operating expenses	0.9	0.3
Underwriting gain	$0.8	$1.8

Loss and loss adjustment expense ratio	0.0%	3.3%
Expense ratio	57.9%	37.8%
Combined ratio	57.9%	41.1%

Gross written premiums for First Quarter 2008 and First Quarter 2007 were $0.5 million and $1.0 million, respectively. The decrease in gross written premiums is primarily related to the run-off of our quota share treaty business as well as commutations executed in the latter part of 2007.

Net written premiums for First Quarter 2008 and First Quarter 2007 were $0.5 million and $1.0 million, respectively. This is consistent with gross written premiums, as we do not cede a significant amount of our mortgage guaranty business.

For First Quarter 2008 and First Quarter 2007, net earned premiums were $1.9 million and $3.1 million, respectively. The decrease in net earned premiums reflects the run-off of our quota share treaty business as well as commutations executed in the latter part of 2007.

Loss and LAE were $0 million and $0.1 million for First Quarter 2008 and First Quarter 2007, respectively. During First Quarter 2007, the Company added $0.1 million to portfolio reserves reflecting continued earnings from the remaining in-force exposure on our excess of loss mortgage insurance contracts.

Profit commission expense for First Quarter 2008 and First Quarter 2007 was $0.1 million and $0.7 million, respectively.  The decrease in profit commission expense for 2008 compared with 2007 is primarily due to the run-off of mortgage guaranty experience rated quota share treaties, which have a large profit commission component.

Acquisition costs incurred for First Quarter 2008 and First Quarter 2007 were $0.1 million and $0.2 million, respectively. The decline in acquisition costs incurred in 2008 compared with 2007 is directly related to the decline in net earned premiums.

Operating expenses for First Quarter 2008 and First Quarter 2007, were $0.9 million and $0.3 million, respectively. The increase in operating expenses for First Quarter 2008, compared with First Quarter 2007 is mainly due to the amortization of restricted stock and stock option awards, due to new stock awards and other performance retention programs each year and the related amortization as well as the accelerated vesting of these awards for retirement eligible employees.  Also contributing to the increase are higher salaries and related employee benefits, due to staffing additions and merit increases.

Other Segment

The other segment represents lines of business that we exited or sold as part of our 2004 IPO.

The other segment had no earned premiums during First Quarter 2008 or First Quarter 2007.  However, due to loss recoveries, the other segment had $1.3 million of underwriting gain for First Quarter 2007.  There were no loss recoveries in First Quarter 2008.

Liquidity and Capital Resources

Our liquidity, both on a short-term basis (for the next twelve months) and a long-term basis (beyond the next twelve months), is largely dependent upon: (1) the ability of our operating subsidiaries to pay dividends or make other payments to us, (2) external financings and (3) net investment income from our invested assets. Our liquidity requirements include the payment of our operating expenses, interest on our debt, and dividends on our common shares. We may also require liquidity to make periodic capital investments in our operating subsidiaries. In the ordinary course of our business, we evaluate our liquidity needs and capital resources in light of holding company expenses, debt-related expenses and our dividend policy, as well as rating agency considerations. Based on the amount of dividends we expect to receive from our subsidiaries and the income we expect to receive from our invested assets, management believes that we will have sufficient liquidity to satisfy our needs over the next twelve months, including the ability to pay dividends on our common shares. Total cash paid in First Quarter 2008 and First Quarter 2007 for dividends to shareholders was $3.6 million, or $0.045 per common share, and $2.8 million, or $0.04  per common share, respectively. Beyond the next twelve months, the ability of our operating subsidiaries to declare and pay dividends may be influenced by a variety of factors including market conditions, insurance and rating agencies regulations and general economic conditions. Consequently, although management believes that we will continue to have sufficient liquidity to meet our debt service and other obligations over the long term, it remains possible that we may be required to seek external debt or equity financing in order to meet our operating expenses, debt service obligations or pay dividends on our common shares.

We anticipate that a major source of our liquidity, for the next twelve months and for the longer term, will be amounts paid by our operating subsidiaries as dividends. Certain of our operating subsidiaries are subject to restrictions on their ability to pay dividends. See “Business—Regulation.” The amount available at AGC to pay dividends in 2008 with notice to, but without the prior approval of, the Maryland Insurance Commissioner is approximately $40.0 million. Dividends paid by a U.S. company to a Bermuda holding company presently are subject to a 30% withholding tax. The amount available at AG Re to pay dividends or make a distribution of contributed surplus in 2008 in compliance with Bermuda law is $1,001.4 million. However, any distribution which results in a reduction of 15% or more of AG Re’s total statutory capital, as set out in its previous years financial statements, would require the prior approval of the Bermuda Monetary Authority.

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

Net cash flows provided by operating activities were $149.0 million and $30.0 million during First Quarter 2008 and First Quarter 2007, respectively. The increase in First Quarter 2008 cash flows provided by operating activities compared with First Quarter 2007 was due to the large proportion of upfront premiums received in our financial guaranty direct segment due to growth in our U.S. public finance business.

Net cash flows used in investing activities were $142.4 million and $24.7 million during First Quarter 2008 and First Quarter 2007, respectively. These investing activities consist of net purchases and sales of fixed maturity securities and short-term investments. The increase in 2008 was due to purchases of fixed maturity securities with the cash generated from positive cash flows from operating activities.

Net cash flows used in financing activities were $6.3 million and $4.5 million during First Quarter 2008 and First Quarter 2007.  During First Quarter 2007 we paid $3.6 million in dividends, $2.3 million, net, under our option and incentive plans and $0.4 million for offering costs incurred in connection with the December 2007 equity offering. During First Quarter 2007 we paid $2.8 million in dividends, $1.4 million, net, under our option and incentive plans and $0.4 million in debt issue costs related to $150.0 million of Series A Enhanced Junior Subordinated Debentures issued in December 2006.

On April 8, 2008. investment funds managed by WL Ross & Co. LLC (“WL Ross”) have purchased 10,651,896 shares of the Company’s common equity at a price of $23.47 per share, resulting in proceeds to the Company of $250.0 million. The Company contributed $150.0 million of these proceeds to its subsidiary, Assured Guaranty Re Ltd. The commitment to purchase these shares was previously announced on February 29, 2008. In addition, Wilbur L. Ross, Jr., President and Chief Executive Officer of WL Ross, has been appointed to the Board of Directors of the Company to serve a term expiring at the Company’s 2009 annual general meeting of shareholders. Mr. Ross’s appointment became effective immediately following the Company’s 2008 annual general meeting of shareholders, which was held on May 8, 2008. WL Ross has a remaining commitment through April 8, 2009 to purchase up to $750.0 million of the Company’s common equity, at the Company’s option, subject to the terms and conditions of the investment agreement with the Company dated February 28, 2008.

As of March 31, 2008 our future cash payments associated with contractual obligations pursuant to our operating leases for office space and have not materially changed since December 31, 2007.

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

The 2006 credit facility’s financial covenants require that Assured Guaranty Ltd. (a) maintain a minimum net worth of seventy-five percent (75%) of the Consolidated Net Worth of Assured Guaranty Ltd. as of the most recent fiscal quarter of Assured Guaranty Ltd. prior to November 6, 2006 and (b) maintain a maximum debt-to-capital ratio of 30%. In addition, the 2006 credit facility requires that AGC maintain qualified statutory capital of at least 75% of its statutory capital as of the fiscal quarter prior to November 6, 2006. Furthermore, the 2006 credit facility contains restrictions on Assured Guaranty Ltd. and its subsidiaries, including, among other things, in respect of their ability to incur debt, permit liens, become liable in respect of guaranties, make loans or investments, pay dividends or make distributions, dissolve or become party to a merger, consolidation or acquisition, dispose of assets or enter into affiliate transactions. Most of these restrictions are subject to certain minimum thresholds and exceptions. The 2006 credit facility has customary events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, bankruptcy or insolvency proceedings, change of control and cross default to other debt agreements. A default by one borrower will give rise to a right of the lenders to terminate the facility and accelerate all amounts then outstanding. As of March 31, 2008 and December 31, 2007, Assured Guaranty was in compliance with all of those financial covenants.

As of March 31, 2008 and December 31, 2007, no amounts were outstanding under this facility nor have there been any borrowings under this facility.

The 2006 credit facility replaced a $300.0 million three-year credit facility. No Letters of Credit were outstanding as of March 31, 2008 and December 31, 2007.

Non-Recourse Credit Facilities

AG Re Credit Facility

On July 31, 2007 AG Re entered into a non-recourse credit facility (“AG Re Credit Facility”) with a syndicate of banks which provides up to $200.0 million to satisfy certain reinsurance agreements and obligations. The AG Re Credit Facility expires in July 2014.

The AG Re Credit Facility does not contain any financial covenants. The AG Re Credit Facility has customary events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, bankruptcy or insolvency proceedings, change of control and cross default to other debt agreements. If any such event of default were triggered, AG Re could be required to repay potential outstanding borrowings in an accelerated manner.

AG Re’s obligations to make payments of principal and interest on loans under the AG Re Credit Facility, whether at maturity, upon acceleration or otherwise, are limited recourse obligations of AG Re and are payable solely from the collateral securing the AG Re Credit Facility, including recoveries with respect certain insured obligations in a designated portfolio, premiums with respect to defaulted insured obligations in that portfolio, certain designated reserves and other designated collateral.

As of March 31, 2008 and December 31, 2007, no amounts were outstanding under this facility nor have there been any borrowings under the life of this facility.

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

Initially, all of the CCS Securities were issued to a special purpose pass-through trust (the “Pass-Through Trust”). The Pass-Through Trust was dissolved in April 2008 and the committed capital securities were distributed to the holders of the Pass-Through Trust’s securities. Neither the Pass-Through Trust nor the Custodial Trusts are consolidated in Assured Guaranty’s financial statements.

Income distributions on the Pass-Through Trust Securities and CCS Securities were equal to an annualized rate of One-Month LIBOR plus 110 basis points for all periods ending on or prior to April 8, 2008. Following dissolution of the Pass-Through Trust, distributions on the CCS Securities will be determined pursuant to an auction process. On April 7, 2008 this auction process failed, thereby increasing the annualized rate on the CCS Securities to One-Month LIBOR plus 250 basis points. Distributions on the AGC Preferred Stock will be determined pursuant to the same process or, if the Company so elects upon the dissolution of the Custodial Trusts at a fixed rate equal to One-Month LIBOR plus 250 basis points (based on the then current 30-year swap rate).

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

Each Put Agreement has no scheduled termination date or maturity, however, it will terminate if (1) AGC fails to pay the put premium in accordance with the Put Agreement, and such failure continues for five business days, (2) AGC elects to have the AGC Preferred Stock bear a fixed rate dividend (a “Fixed Rate Distribution Event”), (3) AGC fails to pay (i) dividends on the AGC Preferred Stock, or (ii) the fees and expenses of the Custodial Trust, for the related dividend period, and such failure continues for five business days, (4) AGC fails to pay the redemption price of the AGC Preferred Stock and such failure continues for five business days, (5) the face amount of a Custodial Trust’s CCS Securities is less than $20,000,000, (6) AGC elects to terminate the Put Agreement, or (7) a decree of judicial dissolution of the Custodial Trust is entered. If, as a result of AGC’s failure to pay the put premium, the Custodial Trust is liquidated, AGC will be required to pay a termination payment which will be distributed to the holders of the Pass-Through Trust Securities. The termination payment will be at a rate equal to 1.10% per annum of the amount invested in Eligible Assets calculated from the date of the failure to pay the put premium through the end of the applicable period.

As of March 31, 2008 and December 31, 2007, the put option had not been exercised.

AGC Preferred Stock

AGC Preferred Stock under the Put Agreement will be issued in one or more series, with each series in an aggregate liquidation preference amount equal to the aggregate face amount of a Custodial Trust’s outstanding CCS Securities, net of fees and expenses, upon exercise of the put option. Unless redeemed by AGC, the AGC Preferred Stock will be perpetual.

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

Upon a Fixed Rate Distribution Event, the distribution rate on the AGC Preferred Stock will equal the fixed rate equivalent of one-month LIBOR plus 2.50%. A “Fixed Rate Distribution Event” will be deemed to have occurred when AGC Preferred Stock is outstanding, if: (1) AGC elects to have the AGC Preferred Stock bear dividends at a fixed rate, (2) AGC fails to pay dividends on the AGC Preferred Stock for the related distribution period and such failure continues for five business days or (3) AGC fails to pay the fees and expenses of the Custodial Trust for the related distribution period pursuant to the Custodial Trust Expense Reimbursement Agreement and such failure continues for five business days.

During the period in which AGC Preferred Stock is held by a Custodial Trust and unless a Fixed Rate Distribution Event has occurred, dividends will be paid every 49 days. Following a Fixed Rate Distribution Event, dividends will be paid every 90 days.

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

Following exercise of the put option AGC Preferred Stock held by a Custodial Trust in whole or in part on any distribution payment date by paying a redemption price to the Custodial Trust in an amount equal to the liquidation preference amount of the AGC Preferred Stock to be redeemed (plus any accrued but unpaid dividends on such AGC Preferred Stock for the then current distribution period). If AGC partially redeems the AGC Preferred Stock held by a Custodial Trust, the redemption proceeds will be distributed pro rata to the holders of the CCS Securities  (and a corresponding reduction in the aggregate face amount of CCS Securities); provided that AGC must redeem all of the AGC Preferred Stock if after giving effect to a partial redemption, the aggregate liquidation preference amount of the AGC Preferred Stock held by such Custodial Trust immediately following such redemption would be less than $20,000,000. If a Fixed Rate Distribution Event occurs, AGC may not redeem the AGC Preferred Stock for a period of two years from the date of such Fixed Rate Distribution Event.

Investment Portfolio

Our investment portfolio consisted of $2,815.7 million of fixed maturity securities, $493.0 million of short-term investments and a duration of 4.0 years as of March 31, 2008, compared with $2,587.0 million of fixed maturity securities, $552.9 million of short-term investments and a duration of 3.9 years as of December 31, 2007. Our fixed maturity securities are designated as available-for-sale in accordance with FAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”). Fixed maturity securities are reported at their fair value in accordance with FAS 115, and the change in fair value is reported as part of accumulated other comprehensive income. If we believe the decline in fair value is “other than temporary,” we write down the carrying value of the investment and record a realized loss in our statement of operations.

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

The following table summarizes the ratings distributions of our investment portfolio as of March 31, 2008 and December 31, 2007. Ratings are represented by the lower of the Moody’s Investors Service and Standard & Poor’s Inc., a division of The McGraw-Hill Companies, Inc., classifications.

	As of March 31, 2008	As of December 31, 2007

AAA or equivalent	74.9%	79.9%
AA	17.3%	15.6%
AA	7.3%	4.5%
BBB	0.5%	—

Total	100.0%	100.0%

As of March 31, 2008 and December 31, 2007, our investment portfolio did not contain any securities that were not rated or rated below investment grade.

Short-term investments include securities with maturity dates equal to or less than one year from the original issue date. Our short-term investments are composed of money market funds, discounted notes and certain time deposits for foreign cash portfolios. Short-term investments are reported at fair value.

Under agreements with our cedants and in accordance with statutory requirements, we maintain fixed maturity securities in trust accounts for the benefit of reinsured companies and for the protection of policyholders, generally in states where we or our subsidiaries, as applicable, are not licensed or accredited. The carrying value of such restricted balances as of December 31, 2007 was $965.2 million and $936.0 million, respectively.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 applies to other accounting pronouncements that require or permit fair value measurements, since the FASB had previously concluded in those accounting pronouncements that fair value is the relevant measure. Accordingly, FAS 157 does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted FAS 157 effective January 1, 2008. FAS 157 did not have a material impact on our results of operations or financial position.

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

In April 2007, the FASB Staff issued FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FSP FIN 39-1”), which permits companies to offset cash collateral receivables or payables with net derivative positions under certain circumstances. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. FSP FIN 39-1 did not affect the Company’s results of operations or financial position.

In March 2008, the FASB issued FAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. FAS 161 is not expected to have an impact on the Company’s current results of operations or financial position.

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

Financial instruments that may be adversely affected by changes in credit spreads consist primarily of Assured Guaranty’s outstanding credit derivative contracts. We enter into credit derivative contracts which require us to make payments upon the occurrence of certain defined credit events relating to an underlying obligation (generally a fixed income obligation). The Company’s credit derivative exposures are substantially similar to its financial guaranty insurance contracts and provide for credit protection against payment default, and are generally not subject to collateral calls due to changes in market value. In general, the Company structures derivative transactions such that the method for making loss payments is similar to that for financial guaranty policies and only occurs as losses are realized on the underlying reference obligation. Nonetheless, credit derivative transactions are governed by International Swaps and Derivatives Association, Inc. (“ISDA”) documentation and may operate differently from financial guaranty policies. For example, our control rights with respect to a reference obligation under a credit derivative may be more limited than when we issue a financial guaranty policy. In addition, while our exposure under credit derivatives, like our exposure under financial guaranty policies, have been generally for as long as the reference obligation remains outstanding, unlike financial guaranty policies, a credit derivative may be terminated for a breach of the ISDA documentation or other specific events. In some older credit derivative transactions, one such specified event is the failure of AGC or AG Re to maintain specified financial strength ratings ranging from BBB- to AA-. If a credit derivative is terminated we could be required to make a mark-to-market payment as determined under the ISDA documentation. For example, if AGC’s rating were downgraded to A, under market conditions at March 31, 2008, if the counterparties exercised their right to terminate their credit derivatives, AGC would have been required to make mark-to-market payments of approximately $68 million. As of March 31, 2008 we had pre-IPO transactions with approximately $1.5 billion of par subject to collateral posting due to changes in market value. Currently no collateral posting is required or anticipated for these transactions.

Unrealized gains and losses on derivative financial instruments are a function of changes in the estimated fair value of our credit derivative contracts. If credit spreads of the underlying obligations change, the fair value of the related credit derivative changes. Market liquidity could also impact valuations of the underlying obligations. As such, Assured Guaranty experiences mark-to-market gains or losses. We consider the impact of our own credit risk, in collaboration with credit spreads on risk that we assume through CDS contracts, in determining the fair value of our credit derivatives.    We determine our own credit risk based on quoted CDS prices traded on the Company at each balance sheet date.  The quoted price of CDS contracts traded on the Company at March 31, 2008 and December 31, 2007 was 180 basis points and 540 basis points, respectively.  The price of CDS traded on the Company generally moves directionally the same as general market spreads.  A widening of the CDS prices traded on the Company has an effect of offsetting unrealized losses that result from widening general market credit spreads.  Thus, as the Company’s credit spreads widen, the value of our CDS decreases.  Conversely, as our own credit spread narrows, the value of our unrealized losses widens. However, an overall narrowing of spreads generally results in an unrealized gain on credit derivatives for us and a widening of spreads generally results in an unrealized loss for us.

We generally hold these derivative contracts to maturity. The unrealized gains and losses on derivative financial instruments will reduce to zero as the exposure approaches its maturity date, unless there is a payment default on the exposure.

The following table summarizes the estimated change in fair values on the net balance of Assured Guaranty’s net structured credit default swap derivative positions assuming immediate parallel shifts in credit spreads at March 31, 2008:

(Dollars in millions)

Credit Spreads		Estimated Net Fair Value (Pre-Tax)	Estimated Pre-Tax Change in Gain / (Loss)
March 31, 2008:
100%	widening in spreads	$(1,738.2)	$(860.8)
50%	widening in spreads	(1,275.7)	(398.3)
25%	widening in spreads	(1,087.5)	(210.1)
10%	widening in spreads	(968.2)	(90.8)
Base Scenario		(877.4)	—
10%	narrowing in spreads	(818.3)	59.1
25%	narrowing in spreads	(665.8)	211.6
50%	narrowing in spreads	(332.4)	545.0

The impact of changes in credit spreads will vary based upon the volume, tenor, interest rates, and other market conditions at the time these fair values are determined. In addition, since each transaction has unique collateral and structure terms, the underlying change in fair value of each transaction may vary considerably. During the three months ended March 31, 2008, Assured Guaranty incurred net mark-to-market losses on credit derivative contracts of $(259.6) million, pre-tax, related to high yield and investment grade corporate collateralized loan obligations (“CLOs”), as well as residential and commercial mortgage backed securities exposures. The unrealized loss on derivatives resulted largely from the decline in fixed income security market prices resulting from higher credit spreads, due to the recent lack of liquidity in the High Yield CDO and CLO market as well as continuing market concerns over the most recent vintages of subprime residential mortgage backed securities, rather than from credit rating downgrades, delinquencies or defaults on securities guaranteed by the Company.

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

There has been no change in the Company’s internal controls over financial reporting during the Company’s quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Effective January 1, 2004, Assured Guaranty Mortgage Insurance Company ("AGMIC") reinsured a private mortgage insurer (the "Reinsured") under a Mortgage Insurance Stop Loss Excess of Loss Reinsurance Agreement (the "Agreement").  Under the Agreement, AGMIC agreed to cover the Reinsured’s aggregate mortgage guaranty insurance losses in excess of a $25 million retention and subject to a $95 million limit.

Coverage under the Agreement was triggered only when the Reinsured’s: (1) combined loss ratio exceeded 100%; and (2) risk to capital ratio exceeded 25 to 1, according to insurance statutory accounting.  In April 2008, AGMIC notified the Reinsured it was terminating the Agreement because of its breach of the terms of the Agreement.  The Reinsured has notified AGMIC that it considers the Agreement to remain in effect and that the two coverage triggers under the Agreement apply as of April 1, 2008.  By letter dated May 5, 2008, the Reinsured demanded arbitration against AGMIC seeking a declaration that the Agreement remains in effect and alleged compensatory and other damages.

AGMIC plans to vigorously defend against the Reinsured's arbitration demand and its position is that the termination of the Agreement is of immediate effect and that it has no liability under the Agreement.

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

Item 1A – Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer’s Purchases of Equity Securities

The following table reflects purchases made by the Company during the three months ended March 31, 2008. All shares repurchased were for the payment of employee withholding taxes due in connection with the vesting of restricted stock awards:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Number of Shares that May Yet Be Purchased Under the Program

January 1 – January 31	—	—	—	1,717,400
February 1 – February 29	101,049	$22.90	—	1,717,400
March 1 – March 31	—	—	—	1,717,400
Total	101,049	$22.90	—

Item 4 – Submission of Matters to a Vote of Security Holders

At the Annual General Meeting held on May 8, 2008, the following matters were submitted to, and approved by, shareholders of the Company:

1.01       Election of Francisco L. Borges as a Class I Director for a term expiring in 2011:

For:	73,769,009

Withheld:	76,423

1.02       Election of Patrick W. Kenny as a Class I Director for a term expiring in 2011:

For:	70,674,177

Withheld:	3,171,255

1.03       Election of Robin Monro-Davies as a Class I Director for a term expiring in 2011:

For:	73,768,700

Withheld:	76,732

1.04       Election of Michael T. O’Kane as a Class I Director for a term expiring in 2011:

For:	73,768,957

Withheld:	76,475

2.           Approval of the issuance of Common Shares to WLR Recovery Fund IV, L.P. and/or its affiliates at the option of the Company:

For:	66,604,524

Against:	264,000

Abstain:	113,474

3.           Ratification of selection of PricewaterhouseCoopers LLP as the Company’s auditors for the year ending December 31, 2008:

For:	73,808,502

Against:	32,595

Abstain:	4,335

4.           Subsidiary Matters

4.1           Authorizing the Company to vote for directors of Assured Guaranty Re Ltd. for terms expiring in 2009:

(1)	Howard Albert

	For:	73,388,798

	Withheld:	456,634

(2)	Robert A. Bailenson

	For:	73,388,798

	Withheld:	456,634

(3)	Gary Burnet

	For:	73,385,684

	Withheld:	459,748

(4)	Dominic J. Frederico

	For:	73,402,175

	Withheld:	443,257

(5)	James M. Michener

	For:	73,403,347

	Withheld:	442,085

(6)	Robert B. Mills

	For:	73,403,347

	Withheld:	442,085

(7)	David Penchoff

	For:	73,385,684

	Withheld:	459,748

(8)	Andrew Pickering

	For:	73,385,684

	Withheld:	459,748

4.2           Authorizing the Company to vote for the appointment of PricewaterhouseCoopers LLP as the auditors of Assured

Guaranty Re Ltd. for the year ending December 31, 2008:

For:	73,715,225

Against:	125,872

Abstain:	4,355

Item 6 - Exhibits

See Exhibit Index for a list of exhibits filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Assured Guaranty Ltd. (Registrant)

Dated: May 8, 2008	By:	/s/ Robert B. Mills

Robert B. Mills Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Director Compensation Summary*

31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Assured Guaranty Corp.’s Consolidated Unaudited Financial Statements as of March 31, 2008 and December 31, 2007 and for the Three Months Ended March 31, 2008 and 2007

* Management contract or compensatory plan