Form 10-Q
period 2008-06-30
ASSURED GUARANTY LTD
filed 2008-08-08
CIK 1273813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

The number of registrant’s Common Shares ($0.01 par value) outstanding as of August 1, 2008 was 90,917,089.

ASSURED GUARANTY LTD.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Assured Guaranty Ltd.

Consolidated Balance Sheets

(in thousands of U.S. dollars except per share and share amounts)

(Unaudited)

	June 30,	December 31,
	2008	2007
Assets
Fixed maturity securities, at fair value (amortized cost: $3,168,542 in 2008 and $2,526,889 in 2007)	$3,167,972	$2,586,954
Short-term investments, at cost which approximates fair value	537,471	552,938
Total investments	3,705,443	3,139,892
Cash and cash equivalents	10,124	8,048
Accrued investment income	31,954	26,503
Deferred acquisition costs	284,580	259,298
Prepaid reinsurance premiums	20,651	13,530
Reinsurance recoverable on ceded losses	7,285	8,849
Premiums receivable	25,840	27,802
Goodwill	85,417	85,417
Credit derivative assets	176,432	5,474
Deferred income taxes	32,452	147,563
Salvage recoverable	73,064	8,540
Other assets	74,346	32,018
Total assets	$4,527,588	$3,762,934

Liabilities and shareholders’ equity
Liabilities
Unearned premium reserves	$1,207,385	$887,171
Reserves for losses and loss adjustment expenses	204,026	125,550
Profit commissions payable	10,749	22,332
Reinsurance balances payable	7,603	3,276
Current income taxes payable	—	635
Funds held by Company under reinsurance contracts	29,206	25,354
Credit derivative liabilities	342,375	623,118
Senior Notes	197,425	197,408
Series A Enhanced Junior Subordinated Debentures	149,752	149,738
Other liabilities	136,672	61,782
Total liabilities	2,285,193	2,096,364
Commitments and contingencies
Shareholders’ equity
Common stock ($0.01 par value, 500,000,000 shares authorized; 90,917,070 and 79,948,979 shares issued and outstanding in 2008 and 2007)	909	799
Additional paid-in capital	1,279,182	1,023,886
Retained earnings	953,460	585,256
Accumulated other comprehensive income	8,844	56,629
Total shareholders’ equity	2,242,395	1,666,570
Total liabilities and shareholders’ equity	$4,527,588	$3,762,934

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Operations and Comprehensive Income

(in thousands of U.S. dollars except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues
Gross written premiums	$245,776	$71,757	$421,578	$126,924
Ceded premiums	(5,107)	(3,267)	(11,217)	(7,069)
Net written premiums	240,669	68,490	410,361	119,855
Increase in net unearned premium reserves	(188,984)	(30,503)	(311,843)	(44,821)
Net earned premiums	51,685	37,987	98,518	75,034
Net investment income	40,232	30,860	76,806	62,342
Net realized investment gains (losses)	1,453	(1,540)	2,080	(1,819)
Change in fair value of credit derivatives
Realized gains and other settlements on credit derivatives	31,793	16,209	59,410	34,365
Unrealized gains (losses) on credit derivatives	708,502	(17,899)	448,881	(28,191)
Net change in fair value of credit derivatives	740,295	(1,690)	508,291	6,174
Other income	9,049	—	17,585	—
Total revenues	842,714	65,617	703,280	141,731
Expenses
Loss and loss adjustment expenses (recoveries)	38,125	(9,758)	93,263	(13,781)
Profit commission expense	1,022	869	2,202	2,482
Acquisition costs	11,825	10,866	23,708	21,726
Other operating expenses	19,665	18,831	48,303	39,534
Interest expense	5,820	5,820	11,641	11,853
Other expense	1,715	651	2,450	1,252
Total expenses	78,172	27,279	181,567	63,066
Income before provision for income taxes	764,542	38,338	521,713	78,665
Provision for income taxes
Current	7,212	1,452	17,325	5,123
Deferred	212,114	4,081	128,381	1,786
Total provision for income taxes	219,326	5,533	145,706	6,909
Net income	545,216	32,805	376,007	71,756
Other comprehensive loss, net of taxes
Unrealized holding losses on fixed maturity securities arising during the year	(41,289)	(33,858)	(46,186)	(34,543)
Reclassification adjustment for realized gains (losses) included in net income	(895)	1,268	(1,289)	1,489
Change in net unrealized gains on fixed maturity securities	(42,184)	(32,590)	(47,475)	(33,054)
Change in cumulative translation adjustment	(458)	356	(101)	385
Cash flow hedge	(104)	(104)	(209)	(209)
Other comprehensive loss, net of taxes	(42,746)	(32,338)	(47,785)	(32,878)
Comprehensive income	$502,470	$467	$328,222	$38,878
Earnings per share:
Basic	$6.06	$0.48	$4.42	$1.06
Diluted	$5.97	$0.47	$4.35	$1.04
Dividends per share	$0.045	$0.04	$0.09	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Shareholders’ Equity

For Six Months Ended June 30, 2008
(in thousands of U.S. dollars except per share amounts)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, December 31, 2007	$799	$1,023,886	$585,256	$56,629	$1,666,570
Net income	—	—	376,007	—	376,007
Dividends ($0.09 per share)	—	—	(7,769)	—	(7,769)
Dividends on restricted stock units	—	34	(34)	—	—
Common stock issuance, net of offering costs	107	248,948	—	—	249,055
Shares cancelled to pay withholding taxes	(2)	(4,346)	—	—	(4,348)
Stock options exercises	—	90	—	—	90
Tax benefit for stock options exercised	—	10	—	—	10
Shares issued under ESPP	—	373	—	—	373
Share-based compensation and other	5	10,187	—	—	10,192
Change in cash flow hedge, net of tax of $(113)	—	—	—	(209)	(209)
Change in cumulative translation adjustment	—	—	—	(101)	(101)
Unrealized loss on fixed maturity securities, net of tax of $(13,160)	—	—	—	(47,475)	(47,475)
Balance, June 30, 2008	$909	$1,279,182	$953,460	$8,844	$2,242,395

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Cash Flows

(in thousands of U.S. dollars)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Operating activities
Net income	$376,007	$71,756
Adjustments to reconcile net income to net cash flows provided by operating activities:
Non-cash interest and operating expenses	10,771	11,562
Net amortization of premium on fixed maturity securities	2,295	1,426
Provision for deferred income taxes	128,381	1,786
Net realized investment (gains) losses	(2,080)	1,819
Unrealized (gains) losses on credit derivatives	(457,702)	26,937
Fair value gain on committed capital securities	(17,407)	—
Change in deferred acquisition costs	(25,282)	(7,784)
Change in accrued investment income	(5,451)	(1,576)
Change in premiums receivable	1,962	4,493
Change in prepaid reinsurance premiums	(7,121)	(3,328)
Change in unearned premium reserves	320,214	48,329
Change in reserves for losses and loss adjustment expenses, net	19,843	(16,710)
Change in profit commissions payable	(11,583)	(18,108)
Change in funds held by Company under reinsurance contracts	3,852	3,617
Change in current income taxes	(3,372)	(7,190)
Tax benefit for stock options exercised	(10)	(137)
Other changes in credit derivatives assets and liabilities, net	6,001	718
Other	(7,956)	(26,068)
Net cash flows provided by operating activities	331,362	91,542

Investing activities
Fixed maturity securities:
Purchases	(840,455)	(591,468)
Sales	252,503	443,976
Maturities	3,350	11,999
Sales of short-term investments, net	17,807	71,399
Net cash flows used in investing activities	(566,795)	(64,094)

Financing activities
Net proceeds from common stock issuance	248,978	—
Dividends paid	(7,769)	(5,523)
Share activity under option and incentive plans	(3,833)	(2,664)
Tax benefit for stock options exercised	10	137
Debt issue costs	—	(425)
Repurchases of common stock	—	(523)
Net cash flows provided by (used in) financing activities	237,386	(8,998)
Effect of exchange rate changes	123	508
Increase in cash and cash equivalents	2,076	18,958
Cash and cash equivalents at beginning of period	8,048	4,785
Cash and cash equivalents at end of period	$10,124	$23,743

Supplementary cash flow information
Cash paid during the period for:
Income taxes	$20,700	$16,451
Interest	$11,800	$11,877

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements

June 30, 2008

(Unaudited)

1. Business and Organization

Assured Guaranty Ltd. (the “Company”) is a Bermuda-based holding company which provides, through its operating subsidiaries, credit enhancement products to the public finance, structured finance and mortgage markets. Credit enhancement products are financial guarantees or other types of support, including credit derivatives, that improve the credit of underlying debt obligations. The Company issues policies in both financial guaranty and credit derivative form. Assured Guaranty Ltd. applies its credit expertise, risk management skills and capital markets experience to develop insurance, reinsurance and derivative products that meet the credit enhancement needs of its customers. Under a reinsurance agreement, the reinsurer, in consideration of a premium paid to it, agrees to indemnify another insurer, called the ceding company, for part or all of the liability of the ceding company under one or more insurance policies that the ceding company has issued. A derivative is a financial instrument whose characteristics and value depend upon the characteristics and value of an underlying security. Assured Guaranty Ltd. markets its products directly to and through financial institutions, serving the U.S. and international markets. Assured Guaranty Ltd.’s financial results include four principal business segments: financial guaranty direct, financial guaranty reinsurance, mortgage guaranty and other. These segments are further discussed in Note 12.

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

On April 8, 2008, investment funds managed by WL Ross & Co. LLC (“WL Ross”) purchased 10,651,896 shares of the Company’s common equity at a price of $23.47 per share, resulting in proceeds to the Company of $250.0 million. The Company contributed $150.0 million of these proceeds to its Bermuda domiciled reinsurance subsidiary, Assured Guaranty Re Ltd. (“AG Re”). In addition, the Company contributed $100.0 million of these proceeds to its subsidiary, Assured Guaranty US Holdings Inc., which in turn contributed the same amount to its Maryland domiciled insurance subsidiary, Assured Guaranty Corp. (“AGC”). The commitment to purchase these shares was previously announced on February 29, 2008. In addition, Wilbur L. Ross, Jr., President and Chief Executive Officer of WL Ross, was appointed to the Board of Directors of the Company to serve a term expiring at the Company’s 2009 annual general meeting of shareholders. Mr. Ross’s appointment became effective immediately following the Company’s 2008 annual general meeting of shareholders, which was held on May 8, 2008. WL Ross has a remaining commitment through April 8, 2009 to purchase up to $750.0 million of the Company’s common equity, at the Company’s option, subject to the terms and conditions of the investment agreement with the Company dated February 28, 2008. In accordance with the investment agreement, the Company may exercise this option in one or more drawdowns, subject to a minimum drawdown of $50 million, provided that the purchase price per common share for the subsequent shares is not greater than 17.5% above, or less than 17.5% below, the price per common share for the initial shares. The purchase price per common share for such shares will be equal to 97% of the volume weighted average price of a common share on the NYSE for the 15 NYSE trading days prior to the applicable drawdown notice. As of June 30, 2008, and as of the date of this filing, the purchase price per common share is outside of this range and therefore the Company may not, at this time, exercise its option for WL Ross to purchase additional shares. Additionally, in accordance with the investment agreement, at this time the  ratings of the Company’s operating subsidiaries, Assured Guaranty Corp. (“AGC”) and Assured Guaranty Re Ltd (“AG Re”), are not “stable” (See Note 15) and therefore it may not exercise its option for WL Ross to purchase additional shares.

The Company’s subsidiaries have been assigned the following insurance financial strength ratings:

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

On July 21, 2008, Moody’s Investors Service (“Moody’s”) placed under review for possible downgrade the Aaa insurance financial strength ratings of Assured Guaranty Corp. and its wholly owned subsidiary, Assured Guaranty (UK) Ltd., as well as the Aa2 insurance financial strength ratings of Assured Guaranty Re Ltd. and its affiliated insurance operating companies. Moody’s has also placed under review for possible downgrade the Aa3 senior unsecured rating of parent company, Assured Guaranty US Holdings Inc. and the Aa3 issuer rating of the ultimate holding company, Assured Guaranty Ltd. (See Note 15).

2. Basis of Presentation

The unaudited interim consolidated financial statements, which include the accounts of the Company, have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and, in the opinion of management, reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of the Company’s financial condition, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited interim consolidated financial statements cover the three-month period ended June 30, 2008 (“Second Quarter 2008”),  the three-month period ended June 30, 2007 (“Second Quarter 2007”), the six-month period ended June 30, 2008 (“Six Months 2008”) and the six-month period ended June 30, 2007 (“Six Months 2007”). Operating results for the three- and six-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for a full year. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission.

Certain of the Company’s subsidiaries are subject to U.S. and U.K. income tax. The provision for income taxes is calculated in accordance with Statement of Financial Accounting Standards (“FAS”) FAS No. 109, “Accounting for Income Taxes”. The Company’s provision for income taxes for interim financial periods is not based on an estimated annual effective rate due to the variability in changes in fair value of its credit derivatives, which prevents the Company from projecting a reliable estimated annual effective tax rate and pre-tax income for the full year of 2008. A discrete calculation of the provision is calculated for each interim period.

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

The effects of these reclassifications on the Company’s consolidated statements of operations and comprehensive income and cash flows for the three and six months ended June 30, 2007 are as follows (dollars in thousands):

	Three Months Ended June 30, 2007
	As previously reported	As reclassified
Gross written premiums	$88,830	$71,757
Ceded premiums	(3,901)	(3,267)
Net written premiums	84,929	68,490
Increase in unearned premium reserves	(30,688)	(30,503)
Net earned premiums	54,241	37,987
Realized gains and other settlements on credit derivatives	—	16,209
Unrealized losses on derivative financial instruments	(17,223)	—
Unrealized losses on credit derivatives	—	(17,899)
Loss and loss adjustment expenses (recoveries)	(9,101)	(9,758)
Acquisition costs	10,930	10,866
Net income	32,805	32,805

	Six Months Ended June 30, 2007
	As previously reported	As reclassified
Gross written premiums	$161,370	$126,924
Ceded premiums	(8,059)	(7,069)
Net written premiums	153,311	119,855
Increase in unearned premium reserves	(45,200)	(44,821)
Net earned premiums	108,111	75,034
Realized gains and other settlements on credit derivatives	—	34,365
Unrealized losses on derivative financial instruments	(26,937)	—
Unrealized losses on credit derivatives	—	(28,191)
Loss and loss adjustment expenses (recoveries)	(13,830)	(13,781)
Acquisition costs	21,741	21,726
Net income	71,756	71,756

	Six Months Ended June 30, 2007
	As previously reported	As reclassified
CASH FLOWS FROM OPERATING ACTIVITIES:
Change in unrealized losses on derivative financial instruments	$26,937	$—
Unrealized losses on credit derivatives	—	26,937
Other changes in credit derivative assets and liabilities, net	—	718
Change in premiums receivable	2,857	4,493
Change in prepaid reinsurance premiums	(3,510)	(3,328)
Change in unearned premium reserves	48,889	48,329
Change in reserves for losses and loss adjustment expenses, net	(14,734)	(16,710)
Net cash provided by operating activities	91,542	91,542

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

In March 2008, the FASB issued FAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. FAS 161 is not expected to have an impact on the Company’s current results of operations or financial position.

In May 2008, the FASB issued FAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An Interpretation of FASB Statement No. 60” (“FAS 163”). FAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. FAS 163 also clarifies the methodology to be used for financial guaranty premium revenue recognition and claim liability measurement ,as well as requiring expanded disclosures about the insurance enterprise’s risk management activities. The provisions of FAS 163 related to premium revenue recognition and claim liability measurement are effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. Earlier application of these provisions is not permitted. The expanded risk management activity disclosure provisions of FAS 163 are effective for the third quarter of 2008. FAS 163 will be applied to all existing and future financial guaranty insurance contracts written by the Company. The cumulative effect of initially applying FAS 163 will be recorded as an adjustment to retained earnings as of January 1, 2009. The adoption of FAS 163 is expected to have a material effect on the Company’s financial statements. The Company is in the process of estimating the impact of its adoption of FAS 163. The Company will continue to follow its existing accounting policies in regards to premium revenue recognition and claim liability measurement until it adopts FAS 163 on January 1, 2009.

4. Credit Derivatives

Credit derivatives issued by the Company, principally in the form of CDS contracts, have been deemed to meet the definition of a derivative under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), FAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”) and FAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“FAS 155”). FAS 133, FAS 149 and FAS 155 (which the Company adopted on January 1, 2007) establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. FAS 133 and FAS 149 require that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheets and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value, cash flow or foreign currency hedge. FAS 155 requires companies to recognize freestanding or embedded derivatives relating to beneficial interests in securitized financial instruments. This recognition was not required prior to January 1, 2007. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company had no derivatives that were designated as hedges during 2008 and 2007.

Realized gains and other settlements on credit derivatives include credit derivative premiums received and receivable for credit protection the Company has sold under its insured CDS as well as any contractual claim losses paid and payable related to insured credit events under these contracts, ceding commissions (expense) income and realized gains or losses related to their early termination. The Company generally holds credit derivative contracts to maturity. However, in certain circumstances such as for risk management purposes or as a result of a decision to exit a line of business, the Company may decide to terminate a credit derivative contract prior to maturity.

The following table disaggregates realized gains and other settlements on credit derivatives into its component parts for the three- and six-month periods ended June 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Realized gains and other settlements on credit derivatives
Net credit derivative premiums received and receivable	$31,486	$16,254	$59,308	$33,077
Net credit derivative losses recovered and recoverable	366	19	380	1,303
Ceding commissions (expense) income, net	(59)	(64)	(278)	(15)

Total realized gains and other settlements on credit derivatives	$31,793	$16,209	$59,410	$34,365

Unrealized gains (losses) on credit derivatives represent the adjustments for changes in fair value that are recorded in each reporting period, under FAS 133. Changes in unrealized gains and losses on credit derivatives are reflected in the consolidated statements of operations and comprehensive income in unrealized gains (losses) on credit derivatives. Cumulative unrealized losses, determined on a contract by contract basis, are reflected as liabilities in the Company’s balance sheets. Cumulative unrealized gains, determined on a contract by contract basis, are reflected as assets. Unrealized gains and losses resulting from changes in the fair value of credit derivatives occur because of changes in interest rates, credit spreads, recovery rates, the credit ratings of the referenced entities and the issuing Company’s own credit rating and other market factors. The unrealized losses on credit derivatives will reduce to zero as the exposure approaches its maturity date, unless there is a payment default on the exposure. Changes in the fair value of the Company’s credit derivative contracts do not reflect actual claims or credit losses, and have no impact on the Company’s claims paying resources, rating agency capital or regulatory capital positions.

The Company determines fair value of its credit derivative contracts primarily through modeling that uses various inputs such as credit spreads, based on observable market indices and on recent pricing for similar contracts, and expected contractual life to derive an estimate of the value of our contracts in our principal market (see Note 13). Credit spreads capture the impact of recovery rates and performance of underlying assets, among other factors, on these contracts. The Company’s pricing model takes into account not only how credit spreads on risks that it assumes affects pricing, but how the Company’s own credit spread affects the pricing of its deals. If credit spreads of the underlying obligations change, the fair value of the related credit derivative changes. Market liquidity could also impact valuations of the underlying obligations.

The impact of changes in credit spreads will vary based upon the volume, tenor, interest rates, and other market conditions at the time these fair values are determined. In addition, since each transaction has unique collateral and structure terms, the underlying change in fair value of each transaction may vary considerably. The fair value of credit derivative contracts also reflects the change in the Company’s own credit cost based on the price to purchase credit protection on AGC. During Second Quarter 2008 and Six Months 2008, the Company incurred net pre-tax mark-to-market gains on credit derivative contracts of $708.5 million and  $448.9 million, respectively. The Second Quarter gain includes a gain of $958.7 million associated with the change in AGC’s credit spread, which widened substantially from 540 basis points at March 31, 2008 to 900 basis points at June 30, 2008. Management believes that the widening of AGC’s credit spread is the result of the reduced liquidity in the market and increased demand for credit protection against AGC commensurate with the Company’s increased new business production and the correlation between AGC’s risk profile and that experienced currently by the broader financial markets. Partially offsetting the gain attributable to the significant increase in AGC’s credit spread were declines in fixed income security market prices primarily attributable to widening spreads in certain markets as a result of the continued deterioration in credit markets and some credit rating downgrades, rather than from delinquencies or defaults on securities guaranteed by the Company. The higher credit spreads in the fixed income security market are due to the recent lack of liquidity in the high yield collateralized debt obligation and collateralized loan obligation markets as well as continuing market concerns over the most recent vintages of subprime residential mortgage backed securities.

The total notional amount of credit derivative exposure outstanding as of June 30, 2008 and December 31, 2007 and included in the Company’s financial guaranty exposure was $80.5 billion and $71.6 billion, respectively.

The components of the Company’s unrealized gain (loss) on credit derivatives as of June 30, 2008 are:

Asset Type	Net Par Outstanding (in Billions)	Weighted Average Credit Rating (2)	Second Quarter 2008 Unrealized Gain (Loss) (in millions)	Six Months 2008 Unrealized Gain (Loss) (in millions)
Corporate collateralized loan obligations	$27.4	AAA	$391.0	$297.6
Market value CDOs	3.5	AAA	46.0	45.9
Trust Preferred securities	6.6	AAA	70.3	58.9
Total pooled corporate obligations	37.5	AAA	507.3	402.4
Commercial mortgage-backed securities	6.0	AAA	110.0	79.5
Residential mortgage-backed securities	22.3	AAA	212.5	160.5
Other	11.5	AA-	(121.1)	(173.5)
Total	$77.2	AAA	$708.7	$468.9
Re-Insurance Exposures written in CDS form	3.3	AAA	(0.2)	(20.0)
Grand Total	$80.5	AAA	$708.5	$448.9

Corporate collateralized loan obligations, market value CDO’s, and trust preferred securities, which comprise the Company’s pooled corporate exposures, include all U.S. structured finance pooled corporate obligations and international pooled corporate obligations. Commercial mortgage-backed securities is comprised of commercial U.S. structured finance and commercial international mortgage backed securities. Residential mortgage-backed securities is comprised of prime and subprime U.S. mortgage-backed and home equity securities, international residential mortgage-backed and international home equity securities. Other includes all other U.S. and international asset classes, such as commercial receivables, and international infrastructure and pooled infrastructure securities.

The unrealized loss of $(121.1) million and $(173.5) million for the Second Quarter and Six Months ended June 30, 2008 in the Other asset type is primarily attributable to a change in the call date assumption for a pooled infrastructure during the Second Quarter 2008, that resulted in a unrealized loss of $(88.8) million, and a ratings downgrade on a wrapped film securitization transaction, that resulted in an unrealized loss of $(33.5) million. Other also includes management’s estimate of credit related impairments for the company’s credit derivative exposures of $5.6 million and $8.8 million for the second quarter and six months ended June 30, 2008, respectively. With considerable volatility continuing in the market, the fair value adjustment amount may fluctuate significantly in future periods.

The following table presents additional details about the Company’s unrealized gain on pooled corporate obligation credit derivatives, which includes collateralized loan obligations, market value CDOs and trust preferred securities, by asset type as of June 30, 2008:

Asset Type	Original Subordination (2)	Current Subordination (2)	Net Par Outstanding (in Billions)	Weighted Average Credit Rating (1)	Second Quarter 2008 Unrealized Gain (Loss) (in millions)	Six Months 2008 Unrealized Gain (Loss) (in millions)
High yield corporates	36.3%	34.3%	$24.0	AAA	$363.9	$283.4
Trust Preferred	45.9%	43.7%	6.6	AAA	70.3	58.9
Market value CDOs of corporates	41.4%	39.1%	3.5	AAA	46.0	45.9
Investment grade corporates	28.7%	29.6%	2.3	AAA	16.9	6.9
Commercial real estate	49.0%	48.9%	0.8	AAA	9.5	7.4
CDO of CDOs (corporate)	34.6%	35.3%	0.4	AAA	0.6	(0.1)
Total	38.2%	36.4%	$37.5	AAA	$507.3	$402.4

(1) Based on the Company’s rating, which is on a comparabel scale to that of the nationally recognized rating agencies.

(2) Represents the sum of subordinate tranches and over-collateralization and does not include any benefit from excess interest collections that may be used to absorb loss.

The following table presents additional details about the Company’s unrealized gain on credit derivatives associated with commercial mortgage-backed securities by vintage as of June 30, 2008:

Vintage	Original Subordination (2)	Current Subordination (2)	Net Par Outstanding (in Billions)	Weighted Average Credit Rating (1)	Second Quarter 2008 Unrealized Gain (Loss) (in millions)	Six Months 2008 Unrealized Gain (Loss) (in millions)
2004 and Prior	20.6%	28.5%	$0.3	AAA	$5.9	$5.8
2005	27.8%	28.8%	3.4	AAA	65.8	50.6
2006	27.0%	27.5%	2.0	AAA	33.4	20.7
2007	35.8%	35.9%	0.2	AAA	4.9	2.4
2008	—	—	—	—	—	—
Total	27.4%	28.6%	$6.0	AAA	$110.0	$79.5

The following tables present additional details about the Company’s unrealized gain on credit derivatives associated with residential mortgage-backed securities by vintage and asset type as of June 30, 2008:

Vintage	Original Subordination (2)	Current Subordination (2)	Net Par Outstanding (in Billions)	Weighted Average Credit Rating (1)	Second Quarter 2008 Unrealized Gain (Loss) (in millions)	Six Months 2008 Unrealized Gain (Loss) (in millions)
2004 and Prior	5.2%	11.3%	$0.5	AA-	$7.1	$(6.4)
2005	23.9%	46.7%	5.4	AAA	64.3	78.7
2006	15.8%	22.5%	6.5	AAA	131.2	143.9
2007	16.1%	18.0%	9.8	AAA	9.9	(55.8)
2008	—	—	—	—	—	—
Total	17.6%	26.1%	$22.3	AAA	$212.5	$160.5

Asset Type	Original Subordination (2)	Current Subordination (2)	Net Par Outstanding (in Billions)	Weighted Average Credit Rating (1)	Second Quarter 2008 Unrealized Gain (Loss) (in millions)	Six Months 2008 Unrealized Gain (Loss) (in millions)
Alt-A Loans - RMBS	20.3%	23.6%	$6.7	AAA	$(26.9)	$(67.4)
Prime First Lien RMBS	10.4%	12.2%	9.8	AAA	64.1	25.2
Subprime RMBS	26.8%	52.4%	5.8	AA+	175.3	202.7
Total	17.6%	26.1%	$22.3	AAA	$212.5	$160.5

In general, the Company structures credit derivative transactions such that the method for making loss payments is similar to that for financial guaranty policies and only occurs as losses are realized on the underlying reference obligation. Nonetheless, credit derivative transactions are governed by International Swaps and Derivatives Association, Inc. (“ISDA”) documentation and may operate differently from financial guaranty insurance policies. For example, the Company’s control rights with respect to a reference obligation under a credit derivative may be more limited than when the Company issues a financial guaranty insurance policy. In addition, while the Company’s exposure under credit derivatives, like the Company’s exposure under financial guaranty insurance policies, have been generally for as long as the reference obligation remains outstanding, unlike financial guaranty policies, a credit derivative may be terminated for a breach of the ISDA documentation or other specific events. In some older credit derivative transactions, one such specified event is the failure of AGC to maintain specified financial strength ratings ranging from A+ to BBB-. If a credit derivative is terminated the Company could be required to make a mark-to-market payment as determined under the ISDA documentation. For example, if AGC’s rating were downgraded to A, under market conditions at June 30, 2008, if the counterparties exercised their right to terminate their credit derivatives, AGC would have been required make mark-to-market payments of approximately $73 million. Further, if AGC’s rating was downgraded to levels between “BBB+” and “BB+” it would have been required to make additional mark to market payments of approximately $131 million at June 30, 2008. As of June 30, 2008 the Company had pre-IPO transactions with approximately $1.6 billion of par subject to collateral posting due to changes in market value. Currently no additional collateral posting is required or anticipated for these transactions.

As of June 30, 2008 and December 31, 2007, the Company considered the impact of its own credit risk, in collaboration with credit spreads on risk that it assumes through CDS contracts, in determining the fair value of its credit derivatives. The Company determines its own credit risk based on quoted CDS prices traded on the Company at each balance sheet date. The quoted price of CDS contracts traded on the Company at June 30, 2008 and December 31, 2007 was 900 basis points and 180 basis points, respectively. Historically, the price of CDS traded on the Company generally moves directionally the same as general market spreads. Generally, a widening of the CDS prices traded on the Company has an effect of offsetting unrealized losses that result from widening general market credit spreads, while a narrowing of the CDS prices traded on the Company has an effect of offsetting unrealized gains that result from narrowing general market credit spreads. An overall narrowing of spreads generally results in an unrealized gain on credit derivatives for the Company and an overall widening of spreads generally results in an unrealized loss for the Company.

The following table summarizes the estimated change in fair values on the net balance of the Company’s credit derivative positions assuming immediate parallel shifts in credit spreads at June 30, 2008:

(Dollars in millions)

Credit Spreads(1)	Estimated Net Fair Value (Pre-Tax)	Estimated Pre-Tax Change in Gain / (Loss)
June 30, 2008:
100% widening in spreads	$(799.8)	$(636.6)
50% widening in spreads	(484.4)	(321.2)
25% widening in spreads	(325.6)	(162.4)
10% widening in spreads	(230.0)	(66.8)
Base Scenario	(163.2)	—
10% narrowing in spreads	(114.6)	48.6
25% narrowing in spreads	(41.4)	121.8
50% narrowing in spreads	78.3	241.5

(1) Includes the effects of spreads on both the underlying asset classes and the Company’s own credit spread.

5. U.S. Residential Mortgage-Backed Security Exposures

The Company insures various types of residential mortgage-backed securitizations (“RMBS”). Such transactions may include obligations backed by closed-end first mortgage loans and closed and open-end second mortgage loans or home equity loans on one-to-four family residential properties, including condominiums and cooperative apartments. A RMBS transaction where the underlying collateral is comprised of revolving home equity lines of credit is generally referred to as a “HELOC” transaction. In general, the collateral supporting HELOC securitizations are second lien loans made to prime borrowers. As of June 30, 2008, the Company had net par outstanding of $2.1 billion related to HELOC securitizations, of which $1.4 billion were written in the Company’s financial guaranty direct segment. As of June 30, 2008, the Company had net par outstanding of $1.8 billion for transactions with Countrywide, of which $1.3 billion were written in the Company’s financial guaranty direct segment (“direct Countrywide transactions”).

The performance of the Company’s HELOC exposures deteriorated during 2007 and the first six months of 2008 and transactions, particularly those originated in the period from 2005 through 2007, continue to perform below the Company’s original underwriting expectations. In accordance with its standard practice, during Second Quarter 2008 and Six Months 2008, the Company evaluated the most currently available information, including trends in delinquencies, charge-offs on the underlying loans and draw rates on the lines of credit. The range of the key assumptions used in our analysis of potential case loss reserves on the direct Countrywide transactions is presented in the following table:

Key Variables	Range
Constant payment rate	10 – 12%
Constant default rate	1.25 – 5.0%
Draw rate	2 – 3%
Excess spread	275 – 325 bps per annum
Roll rates
30-90 days past due	75% ultimate default rate
90+ days past due	100% ultimate default rate
In bankruptcy	100% ultimate default rate
In foreclosure	100% ultimate default rate
Loss Severity	100%

Based on this analysis, during the Second Quarter 2008, there has been no change in the Company’s internal risk ratings of the direct Countrywide transactions and correspondingly, no change in case or portfolio reserves related to these transactions. During Second Quarter 2008, certain of the Company’s other HELOC transactions experienced increases in delinquencies and collateral losses. As a result of analyzing these other HELOC transactions and modeling various loss scenarios, and in accordance with the Company’s policies for establishing case and portfolio loss reserves, during Second Quarter 2008 the Company made additions to case reserves of $7.5 million for these other HELOC exposures in the financial guaranty direct segment. The Company also made reductions to portfolio reserves of $(2.3)

million for its HELOC exposures in the financial guaranty direct segment associated with exposures where a case reserve was established. As mentioned above, the portfolio reserve associated with the direct Countrywide transactions remained unchanged. Additionally, there was a  portfolio reserve reduction of $(8.4) million and case reserve additions of $7.4 million related to the Company’s HELOC exposures in its financial guaranty reinsurance segment.

For Six Months 2008, the Company made additions to portfolio reserves of $22.6 million and additions to case reserves of $24.1 million for its HELOC exposures. Of these amounts, $25.4 million of the portfolio reserve addition and $7.5 million of the case reserve addition related to the Company’s financial guaranty direct segment, while the remaining amounts related to the Company’s financial guaranty reinsurance segment. As of June 30, 2008 the Company had $43.7 million of portfolio reserves for its HELOC exposures, of which $42.0 million relate to the financial guaranty direct segment, specifically the direct Countrywide transactions discussed above. As of June 30, 2008 the Company had $24.1 million of case reserves for its HELOC exposures, of which $16.6 million relate to the financial guaranty reinsurance segment. Additionally, the Company recorded salvage recoverables of $65.1 million associated with the direct Countrywide transactions.

The ultimate performance of the Company’s HELOC transactions will depend on many factors, such as the level and timing of loan defaults, interest proceeds generated by the securitized loans, repayment speeds and changes in home prices, as well as the levels of credit support built into each transaction. Other factors also may have a material impact upon the ultimate performance of each transaction, including the ability of the seller and servicer to fulfill all of their contractual obligations including its obligation to fund future draws on lines of credit. The variables affecting transaction performance are interrelated, difficult to predict and subject to considerable volatility. Consequently, the range of potential outcomes is wide and subject to significant uncertainty. Based on currently available information, the Company believes the reasonably possible range of case loss for its direct Countrywide transactions in the financial guaranty direct segment is $0–$100 million after tax. If actual results differ materially from any of the Company’s assumptions, the losses incurred could be materially different from the Company’s estimate. The Company continues to update its evaluation of these exposures as new information becomes available.

Another type of RMBS transaction is generally referred to as “Subprime RMBS”. The collateral supporting such transactions is comprised of first-lien residential mortgage loans made to subprime borrowers. A “subprime borrower” is one considered to be a higher risk credit based on credit scores or other risk characteristics. As of June 30, 2008, the Company had net par outstanding of $7.0 billion related to Subprime RMBS securitizations. Of that amount, $6.2 billion is from transactions issued in the period from 2005 through 2007 and written in the Company’s financial guaranty direct segment. The majority of the Company’s Subprime RMBS exposure is rated triple-A by all major rating agencies, and by the Company, at June 30, 2008. As of June 30, 2008, the Company had portfolio reserves of $5.0 million and case reserves of $5.4 million related to its $7.0 billion U.S. Subprime RMBS exposure, of which $3.6 million were portfolio reserves related to its $6.2 billion exposure in the financial guaranty direct segment for transactions issued from 2005 through 2007.

The problems affecting the subprime mortgage market have been widely reported, with rising delinquencies, defaults and foreclosures negatively impacting the performance of Subprime RMBS transactions. Those concerns relate primarily to Subprime RMBS issued in the period from 2005 through 2007. The $6.2 billion exposure that the Company has to such transactions in its financial guaranty direct segment benefits from various structural protections, including credit enhancement that on average currently equals approximately 52.5% of the remaining principal balance of the transactions.

The Company also has exposure of $484.5 million to Closed-End Second (“CES”) RMBS transactions, of which $465.8 million is in the direct segment. As with other types of RMBS, the Company has seen significant deterioration in the performance of one of its CES transactions, which had exposure of $97.0 million, during the quarter ended June 30, 2008.  Specifically, during the Second Quarter 2008, one transaction in the financial guaranty direct segment experienced a significant increase in delinquencies and collateral losses, which resulted in erosion of the Company’s credit enhancement.  Based on the Company’s analysis of the transaction and its projected losses, case reserves of $23.7 million were established for this transaction as of June 30, 2008. Additionally, as of June 30, 2008, the Company had portfolio reserves of $0.1 million in its financial guaranty direct segment and case and portfolio reserves of $1.0 million and $0, respectively, in its financial guaranty reinsurance segment related to its U.S. Closed-End Second RMBS exposure.

Another type of RMBS transaction is generally referred to as “Alt-A RMBS”. The collateral supporting such transactions is comprised of first-lien residential mortgage loans made to prime quality borrowers that lack certain ancillary characteristics that would make them prime. As of June 30, 2008, the Company had net par outstanding of $8.0 billion related to Alt-A RMBS securitizations. Of that amount, $7.8 billion is from transactions issued in the period from 2005 through 2007 and written in the Company’s financial guaranty direct segment. The majority of the Company’s Alt-A RMBS exposure is rated triple-A by all major rating agencies, and by the Company, at June 30, 2008. As of June 30, 2008, the Company had portfolio reserves of $0.8 million and case reserves of $0 related to its $8.0 billion Alt-A RMBS exposure, all of which were portfolio reserves related to its exposure in the financial guaranty direct segment.

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

6.  Analysis of premiums written, premiums earned and loss and loss adjustment expenses

Direct, assumed, and ceded premium and loss and loss adjustment expense amounts for the First and Second Quarters of 2008 and 2007 were as follows (2007 amounts have been reclassified as discussed in Note 2):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands of U.S. dollars)

Premiums Written
Direct	$197,766	$45,656	$344,175	$77,803
Assumed	48,010	26,101	77,403	49,121
Ceded	(5,107)	(3,267)	(11,217)	(7,069)
Net	$240,669	$68,490	$410,361	$119,855

Premiums Earned
Direct	$21,681	$12,654	$39,648	$24,926
Assumed	31,990	27,269	62,917	53,802
Ceded	(1,986)	(1,936)	(4,047)	(3,694)
Net	$51,685	$37,987	$98,518	$75,034

Loss and Loss Adjustment Expenses (Recoveries)
Direct	$28,216	$1,078	$64,131	$1,735
Assumed	9,838	(10,995)	28,866	(15,833)
Ceded	71	159	266	317
Net	$38,125	$(9,758)	$93,263	$(13,781)

Total net written premiums for Second Quarter 2008 and Six Months 2008 were $240.7 million and $410.4 million, respectively, compared with $68.5 million and $119.9 million for Second Quarter 2007 and Six Months 2007, respectively.

Direct written premiums increased $152.1 million in  Second Quarter 2008 compared with Second Quarter 2007 primarily attributable to our U.S. public finance business, which generated $183.2 million of direct written premium in Second Quarter 2008 compared with $15.5 million during Second Quarter 2007.   Partially offsetting this increase was a $19.6 million decrease in international business premium, as Second Quarter 2007 included a few large infrastructure transactions.  Direct written premiums increased $266.4 million in Six Months 2008 compared with Six Months 2007 primarily due to a $282.2 million increase in U.S. public finance business, as we continue to increase our market share.  Partially offsetting this increase was a reduction of our international business to $8.0 million in Six Months 2008, compared with $32.7 million for Six Months 2007, as the prior year included a few large infrastructure transactions.

Assumed written premiums increased to $48.0 million in Second Quarter 2008 compared with $26.1 million in Second Quarter 2007 due primarily to a $21.5 million increase in facultative cessions, the majority of which was a result of a portfolio assumption of $14.8 million in premium from one of our cedants.

Total net premiums earned for Second Quarter 2008 were $51.7 million compared with $38.0 million for Second Quarter 2007, while net premiums earned for Six Months 2008 were $98.5 million compared with $75.0 million for Six Months 2007.

Direct earned premiums increased $9.0 million, to $21.7 million for Second Quarter 2008 compared with $12.7 million for Second Quarter 2007, reflecting the continued  growth of our direct book of business. Direct earned premiums increased $14.7 million, to $39.6 million for Six Months 2008 compared with $24.9 million for Second Quarter 2007 for the same reason as above.  Additionally, our direct earned premiums for Six Months 2007 included $1.7 million of public finance refundings.   Second Quarter 2008 and Six Months 2008 did not have any direct earned premiums from public finance refundings.  Public finance refundings reflect the unscheduled pre-payment or refundings of underlying municipal bonds.  Also contributing to the Company’s increase in net premiums earned was the financial guaranty reinsurance segment, which increased $5.9 million ($10.2 million excluding refundings), compared to the same period last year. This increase was mainly due to the portfolio assumed from Ambac Assurance Corp. (“Ambac”) during December 2007, which generated $8.7 million of net earned premium in Second Quarter 2008. Offsetting these increases was a decrease of $1.0 million in net premiums earned in the mortgage segment due to run-off.

Assumed premiums earned increased $9.1 million ($14.2 million excluding refundings) in  Six Months 2008 compared with Six Months 2007 primarily due to $15.3 million generated from the portfolio assumed from Ambac, as mentioned above.

Total loss and loss adjustment expenses (“LAE”) (recoveries) were $38.1 million and $(9.8) million for Second Quarter 2008 and Second Quarter 2007, respectively. Second Quarter 2008 included an increase in case reserves in the financial guaranty direct segment of $31.2 million, related to the Company’s Closed-End Second and HELOC exposures (refer to Note 5 for further detail). Additionally, loss and loss adjustment expenses in the financial guaranty reinsurance segment were $11.3 million, including a $7.7 million increase in case reserves and $9.9 million of paid losses related predominantly to our HELOC exposures. The Second Quarter 2008 also included a decrease in portfolio reserves of $5.9 million, associated with exposures where a case reserve was established.  Direct loss and LAE  for Second  Quarter 2007 included portfolio reserve additions of $1.0 million primarily attributable to downgrades of transactions in our CMC list related to the subprime mortgage market.

Second Quarter 2007 assumed loss and LAE was $(11.0) million principally due to a  portfolio reserve release associated with the restructuring of a European infrastructure transaction.

Total loss and LAE were $93.3 million and $(13.8) million for Six Months 2008 and Six Months 2007, respectively.  In addition to Second Quarter 2008 activity, assumed loss and LAE for Six Months 2008 in the financial guaranty direct segment  included an increase in portfolio reserves of $35.7 million mainly attributable to our HELOC and other RMBS exposures driven by internal ratings downgrades, while Six Months 2007 reflected a $1.7 million portfolio reserve increase. In the financial guaranty reinsurance segment, Six Months 2008 included the Second Quarter 2008 activity discussed above, as well as increases to case and portfolio reserves of $9.7 million and $7.4 million, respectively, mainly related to our U.S. RMBS and HELOC exposures. In addition to Second Quarter 2007 activity, discussed above, assumed loss and LAE for Six Months 2007 included reserve releases  related to aircraft-related transactions.

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

Reinsurance recoverable on ceded losses and LAE as of June 30, 2008 and December 31, 2007 were $7.3 million and $8.8 million, respectively and are mainly related to the Company’s other segment.  In the event that any or all of the reinsurers are unable to meet their obligations, the Company would be liable for such defaulted amounts.

Effective July 25, 2008, AG Re commuted its $2.1 billion portfolio of business assumed from XL Financial Assurance Ltd. (“XLFA”), a subsidiary of Security Capital Assurance Ltd., for a payment of $18.0 million, which includes returning $14.6 million of unearned premium, net of ceding commissions, and loss reserves of $5.2 million, resulting in a net gain to the Company of $1.8 million.  Approximately $173 million of XLFA exposure, related to a U.S. municipal public finance transaction and various RMBS transactions, was on the Company’s closely monitored credits list as of June 30, 2008.

7.  Commitments and Contingencies

Litigation

Effective January 1, 2004, Assured Guaranty Mortgage Insurance Company (“AGMIC”) reinsured a private mortgage insurer (the “Reinsured”) under a Mortgage Insurance Stop Loss Excess of Loss Reinsurance Agreement (the “Agreement”).  Under the Agreement, AGMIC agreed to cover the Reinsured’s aggregate mortgage guaranty insurance losses in excess of a $25 million retention and subject to a $95 million limit.  Coverage under the Agreement was triggered only when the Reinsured’s: (1) combined loss ratio exceeded 100%; and (2) risk to capital ratio exceeded 25 to 1, according to insurance statutory accounting.  In April 2008, AGMIC notified the Reinsured it was terminating the Agreement because of its breach of the terms of the Agreement.  The Reinsured has notified AGMIC that it considers the Agreement to remain in effect and that the two coverage triggers under the Agreement apply as of April 1, 2008.  By letter dated May 5, 2008, the Reinsured demanded arbitration against AGMIC seeking a declaration that the Agreement remains in effect and alleged compensatory and other damages.

AGMIC plans to vigorously defend its position that the termination of the Agreement was of immediate effect and that it has no liability under the Agreement.

It is the opinion of the Company’s management, based upon the information available, that the expected outcome of litigation against the Company, individually or in the aggregate, will not have a material adverse effect on the Company’s financial position or liquidity, although an adverse resolution of litigation against the Company could have a material adverse effect on the Company’s results of operations in a particular quarter or fiscal year.

Real Estate Lease

In June 2008, the Company’s subsidiary, Assured Guaranty Corp., entered into a new five-year lease agreement for New York office space. Future minimum annual payments of $5.7 million will commence October 1, 2008 and are subject to escalation in building operating costs and real estate taxes.

Reinsurance

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

The Company is party to reinsurance agreements with most of the major monoline primary financial guaranty insurance companies. The Company’s facultative and treaty agreements are generally subject to termination (i) upon written notice (ranging from 90 to 120 days) prior to the specified deadline for renewal, (ii) at the option of the primary insurer if the Company fails to maintain certain financial, regulatory and rating agency criteria which are equivalent to or more stringent than those the Company is otherwise required to maintain for its own compliance with state mandated insurance laws and to maintain a specified financial strength rating for the particular insurance subsidiary or (iii) upon certain changes of control of the Company. Upon termination under the conditions set forth in (ii) and (iii) above, the Company may be required (under some of its reinsurance agreements) to return to the primary insurer all statutory unearned premiums, less ceding commissions, attributable to reinsurance ceded pursuant to such agreements after which the Company would be released from liability with respect to the ceded business. Upon the occurrence of the conditions set forth in (ii) above, whether or not an agreement is terminated, the Company may be required to obtain a letter of credit or alternative form of security to collateralize its obligation to perform under such agreement or it may be obligated to increase the level of ceding commission paid. See Note 15 for further detail on the effect of a ratings downgrade on the Company’s reinsurance agreements.

8.  Long-Term Debt and Credit Facilities

The Company’s unaudited interim consolidated financial statements  include long-term debt, used to fund the Company’s insurance operations, and related interest expense, as described below.

Senior Notes

Assured Guaranty US Holdings Inc. (“AGUS”), a subsidiary of the Company, issued $200.0 million of 7.0% Senior Notes due 2034 for net proceeds of $197.3 million. The proceeds of the offering were used to repay substantially all of a $200.0 million promissory note issued to a subsidiary of ACE in April 2004 as part of the IPO related formation transactions. The coupon on the Senior Notes is 7.0%, however, the effective rate is approximately 6.4%, taking into account the effect of a cash flow hedge executed by the Company in March 2004. The Company recorded interest expense of $3.3 million, including $0.2 million of amortized gain on the cash flow hedge, for both Second Quarter 2008 and Second Quarter 2007. The Company recorded interest expense of $6.7 million, including $0.3 million of amortized gain on the cash flow hedge, for both Six Months 2008 and Six Months 2007. These Senior Notes are fully and unconditionally guaranteed by Assured Guaranty Ltd.

Series A Enhanced Junior Subordinated Debentures

On December 20, 2006, AGUS issued $150.0 million of Series A Enhanced Junior Subordinated Debentures (the “Debentures”) due 2066 for net proceeds of $149.7 million. The proceeds of the offering were used to repurchase 5,692,599 of Assured Guaranty Ltd.’s common shares from ACE Bermuda Insurance Ltd., a subsidiary of ACE. The Debentures pay a fixed 6.40% rate of interest until December 15, 2016, and thereafter pay a floating rate of interest, reset quarterly, at a rate equal to 3 month LIBOR plus a margin equal to 2.38%. AGUS may elect at one or more times to defer payment of interest for one or more consecutive periods for up to ten years. Any unpaid interest bears interest at the then applicable rate. AGUS may not defer interest past the maturity date. The Company recorded interest expense of $2.5 million for both Second Quarter 2008 and Second Quarter 2007 and $4.9 million for both Six Months 2008 and Six Months 2007, respectively. These Debentures are guaranteed on a junior subordinated basis by Assured Guaranty Ltd.

Credit Facilities

2006 Credit Facility

On November 6, 2006, Assured Guaranty Ltd. and certain of its subsidiaries entered into a $300.0 million five-year unsecured revolving credit facility (the “2006 credit facility”) with a syndicate of banks. Under the $300.0 million credit facility, each of AGC, Assured Guaranty (UK) Ltd. (“AG (UK)”), AG Re, Assured Guaranty Re Overseas Ltd. (“AGRO”) and Assured Guaranty Ltd. are entitled to request the banks to make loans to such borrower or to request that letters of credit be issued for the account of such borrower.

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

The 2006 credit facility’s financial covenants require that Assured Guaranty Ltd. (a) maintain a minimum net worth of seventy-five percent (75%) of the Consolidated Net Worth of Assured Guaranty Ltd. as of the most recent fiscal quarter of Assured Guaranty Ltd. prior to November 6, 2006 and (b) maintain a maximum debt-to-capital ratio of 30%. In addition, the 2006 credit facility requires that AGC maintain qualified statutory capital of at least 75% of its statutory capital as of the fiscal quarter prior to November 6, 2006. Furthermore, the 2006 credit facility contains restrictions on Assured Guaranty Ltd. and its subsidiaries, including, among other things, in respect of their ability to incur debt, permit liens, become liable in respect of guaranties, make loans or investments, pay dividends or make distributions, dissolve or become party to a merger, consolidation or acquisition, dispose of assets or enter into affiliate transactions. Most of these restrictions are subject to certain minimum thresholds and exceptions. The 2006 credit facility has customary events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, bankruptcy or insolvency proceedings, change of control and cross-default to other debt agreements. A default by one borrower will give rise to a right of the lenders to terminate the facility and accelerate all amounts then outstanding. As of June 30, 2008 and December 31, 2007, Assured Guaranty was in compliance with all of those financial covenants.

As of June 30, 2008 and December 31, 2007, no amounts were outstanding under this facility nor have there been any borrowings under this facility.

The 2006 credit facility replaced a $300.0 million three-year credit facility. Letters of credit totaling approximately $2.9 million were outstanding as of June 30, 2008 related to the Real Estate Lease agreement discussed in Note 7. No letters of credit were outstanding as of December 31, 2007.

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

As of June 30, 2008 and December 31, 2007, no amounts were outstanding under this facility nor have there been any borrowings under the life of this facility.

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

Income distributions on the Pass-Through Trust Securities and CCS Securities were equal to an annualized rate of One-Month LIBOR plus 110 basis points for all periods ending on or prior to April 8, 2008. Following dissolution of the Pass-Through Trust, distributions on the CCS Securities are determined pursuant to an auction process. On April 7, 2008 this auction process failed, thereby increasing the annualized rate on the CCS Securities to One-Month LIBOR plus 250 basis points. Distributions on the AGC Preferred Stock will be determined pursuant to the same process or, if the Company so elects upon the dissolution of the Custodial Trusts at a fixed rate equal to One-Month LIBOR plus 250 basis points (based on the then current 30-year swap rate).

During Second Quarter 2008 and Second Quarter 2007, AGC incurred $1.7 million and $0.7 million, respectively, of put option premiums which are an on-going expense. During Six Months 2008 and Six Months 2007, AGC incurred $2.5 million and $1.3 million, respectively, of put option premiums which are an on-going expense. The increase in Second Quarter 2008 and Six Months 2008 compared to the respective periods in 2007 was due to the increase in annualized rates from One-Month LIBOR plus 110 basis points to One-Month LIBOR plus 250 basis points because the auction process failed. These expenses are presented in the Company’s unaudited interim consolidated statements of operations and comprehensive income under other expense.

The CCS securities have a fair value of $25.7 million and $8.3 million as of June 30, 2008 and December 31, 2007, respectively, and a change in fair value during Second Quarter 2008 and Six Months 2008 of $8.9 million  and $17.4 million, respectively, which are recorded in the consolidated balance sheets in other assets and the unaudited interim consolidated statements of operations and comprehensive income in other income, respectively. The change in fair value of CCS securities was $0 during both Second Quarter 2007 and Six Months 2007, as the fair value was $0 at June 30, 2007, March 31, 2007 and December 31, 2006.

9. Employee benefit Plans

Share-Based Compensation

Share-based compensation expense in Second Quarter 2008 and Second Quarter 2007 was $2.0 million ($1.5 million after tax) and $3.9 million ($3.2 million after tax), respectively. Share-based compensation expense in Six Months 2008 and Six Months 2007 was $8.4 million ($6.9 million after tax) and $9.5 million ($7.8 million after tax), respectively.  The effect on basic and diluted earnings per share for Second Quarter 2008 and Six Months 2008 was $0.02 and $0.08, respectively. The effect of share-based compensation on both basic and diluted earnings per share for Second Quarter 2007 was $0.05.  The effect of share-based compensation on basic and diluted earnings per share for Six Months 2007 was $0.12 and $0.11, respectively. Second Quarter 2008 and Six Months 2008 expense included $(0.2) million $(0.2) million after tax) and $3.7 million ($3.3 million after tax), respectively, related to accelerated vesting for stock award grants to retirement-eligible employees. Second Quarter 2007 and Six Months 2007 expense included $1.1 million ($1.0 million after tax) and $3.7 million ($3.1 million after tax), respectively, related to accelerated vesting for stock award grants to retirement-eligible employees.

Beginning February 2008, the Company granted restricted stock units to employees with the vesting terms similar to those of the restricted common shares. During Second Quarter 2008 and Six Months 2008, the Company recognized $0.1 million ($0.1 million after tax) and $2.2 million ($1.9 million after tax), respectively, of expense for restricted stock units to employees.

Performance Retention Plan

The Company recognized approximately $0.8 million ($0.6 million after tax) and $39,100 ($27,100 after tax) of expense for performance retention awards in Second Quarter 2008 and Second Quarter 2007, respectively. The Company recognized approximately $6.3 million ($5.2 million after tax) and $0.1 million ($0.1 million after tax) of expense for performance retention awards in Six Months 2008 and Six Months 2007, respectively. Included in Second Quarter 2008 and Six Months 2008 amounts were $0 million and $4.6 million, respectively, of accelerated expense related to retirement-eligible employees. The Company’s compensation expense for 2007 was in the form of performance retention awards and the awards that were made in 2007 vest over a four year period.

10. Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share adjusts basic earnings per share for the effects of restricted stock, stock options and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive.

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands of U.S. dollars, except per share amounts)
Net income as reported	$545,216	$32,805	$376,007	$71,756
Basic shares	89,914	67,779	84,979	67,690
Effect of dilutive securities:
Options and restricted stock awards	1,460	1,418	1,362	1,306
Diluted shares (1)	91,373	69,197	86,341	68,996
Basic EPS	$6.06	$0.48	$4.42	$1.06
Diluted EPS	$5.97	$0.47	$4.35	$1.04

(1) Totals may not add due to rounding.

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

The Company initially recorded a $49.0 million reduction of its existing deferred tax liability, based on an estimate of the ultimate resolution of the Section 338(h)(10) election. Under the tax allocation agreement, the Company estimated that, as of the IPO date, it was obligated to pay $20.9 million to AFS and accordingly established this amount as a liability. The initial difference, which is attributable to the change in the tax basis of certain liabilities for which there is no associated step-up in the tax basis of its assets and no amounts due to AFS, resulted in an increase to additional paid-in capital of $28.1 million. As of June 30, 2008 and December 31, 2007, the liability for tax basis step-up adjustment, which is included in the Company’s balance sheets in “Other liabilities,” were $9.5 million and $9.9 million, respectively. The Company has paid ACE and correspondingly reduced its liability by $0.4 million and $4.5 million in Six Months 2008 and Six Months 2007, respectively.

FIN 48 Liability

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007.  The total liability for unrecognized tax benefits as of June 30, 2008 and December 31, 2007 was $2.8 million and $2.8 million, respectively, and is included in other liabilities on the balance sheet. The Company does not believe it is reasonably possible that this amount will change significantly in the next twelve months.  The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.

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

The following tables summarize the components of underwriting gain (loss) for each reporting segment:

	Three Months Ended June 30, 2008
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
Gross written premiums	$197.8	$48.0	$—	$—	$245.8
Net written premiums	192.6	48.0	—	—	240.7
Net earned premiums	20.8	29.6	1.3	—	51.7
Realized gain and other settlements on credit derivatives	30.9	0.6	—	0.4	31.8
Loss and loss adjustment expenses (recoveries)	28.2	11.3	0.1	(1.5)	38.1
Incurred losses on credit derivatives	5.6	—	—	—	5.6
Total loss and loss adjustment expenses (recoveries)	33.8	11.3	0.1	(1.5)	43.7
Profit commission expense	—	0.9	0.1	—	1.0
Acquisition costs	3.1	8.6	0.1	—	11.8
Other operating expenses	15.2	4.0	0.5	—	19.7
Underwriting (loss) gain	$(0.4)	$5.4	$0.5	$1.9	$7.3

	Three Months Ended June 30, 2007
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
Gross written premiums	$45.6	$25.5	$0.5	$0.1	$71.8
Net written premiums	42.6	25.5	0.5	—	68.5
Net earned premiums	12.0	23.7	2.3	—	38.0
Realized gain and other settlements on credit derivatives	16.2	—	—	—	16.2
Loss and loss adjustment expenses (recoveries)	1.0	(11.0)	0.1	—	(9.8)
Incurred losses on credit derivatives	0.7	—	—	—	0.7
Total loss and loss adjustment expenses (recoveries)	1.7	(11.0)	0.1	—	(9.1)
Profit commission expense	—	0.5	0.4	—	0.9
Acquisition costs	2.2	8.6	—	—	10.9
Other operating expenses	14.5	3.9	0.5	—	18.8
Underwriting gain	$9.8	$21.7	$1.3	$—	$32.7

	Six Months Ended June 30, 2008
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
Gross written premiums	$344.2	$73.4	$0.5	$3.5	$421.6
Net written premiums	336.7	73.2	0.5	—	410.4
Net earned premiums	38.1	57.4	3.1	—	98.5
Realized gain and other settlements on credit derivatives	58.1	0.9	—	0.4	59.4
Loss and loss adjustment expenses (recoveries)	64.1	30.5	0.1	(1.5)	93.3
Incurred losses on credit derivatives	8.8	—	—	—	8.8
Total loss and loss adjustment expenses (recoveries)	72.9	30.5	0.1	(1.5)	102.1
Profit commission expense	—	2.0	0.2	—	2.2
Acquisition costs	6.1	17.4	0.2	—	23.7
Other operating expenses	36.5	10.4	1.4	—	48.3
Underwriting (loss) gain	$(19.3)	$(2.0)	$1.9	$1.9	$(18.1)

	Six Months Ended June 30, 2007
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
Gross written premiums	$77.8	$44.2	$1.5	$3.4	$126.9
Net written premiums	74.4	44.0	1.5	—	119.9
Net earned premiums	24.1	45.6	5.4	—	75.0
Realized gain and other settlements on credit derivatives	33.1	—	—	1.3	34.4
Loss and loss adjustment expenses (recoveries)	1.7	(15.8)	0.2	—	(13.8)
Incurred losses on credit derivatives	1.3	—	—	—	1.3
Total loss and loss adjustment expenses (recoveries)	2.9	(15.8)	0.2	—	(12.5)
Profit commission expense	—	1.4	1.1	—	2.5
Acquisition costs	5.2	16.3	0.2	—	21.7
Other operating expenses	30.4	8.3	0.8	—	39.5
Underwriting gain	$18.5	$35.3	$3.1	$1.3	$58.1

The following is a reconciliation of total underwriting gain (loss) to income before provision for income taxes for the periods ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions of U.S. dollars)
Total underwriting gain (loss)	$7.3	$32.7	$(18.1)	$58.1
Net investment income	40.2	30.9	76.8	62.3
Net realized investment gains (losses)	1.5	(1.5)	2.1	(1.8)
Unrealized gains (losses) on credit derivatives, excluding incurred losses on credit derivatives	714.1	(17.2)	457.7	(26.9)
Other income	9.0	—	17.6	—
Interest expense	(5.8)	(5.8)	(11.6)	(11.9)
Other expense	(1.7)	(0.7)	(2.5)	(1.3)
Income before provision for income taxes	$764.5	$38.3	$521.7	$78.7

The following table provides the lines of businesses from which each of the Company’s segments derive their net earned premiums:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions of U.S. dollars)
Financial guaranty direct:
Public finance	$7.2	$2.3	$11.3	$6.1
Structured finance	13.6	9.7	26.8	18.0
Total	20.8	12.0	38.1	24.1

Financial guaranty reinsurance:
Public finance	17.5	16.9	36.1	32.9
Structured finance	12.1	6.8	21.3	12.7
Total	29.6	23.7	57.4	45.6

Mortgage guaranty:
Mortgage guaranty	1.3	2.3	3.1	5.4
Total net earned premiums	$51.7	$38.0	$98.5	$75.0
Net credit derivative premiums received and receivable	$31.5	$16.3	$59.3	$33.1
Total net earned premiums and credit derivative premiums received and receivable	$83.2	$54.2	$157.8	$108.1

The other segment had an underwriting gain of $1.9 million during both Second Quarter 2008 and Six Months 2008, consisting of $0.4 million net credit derivative loss recoveries and $1.5 million recoveries. The other segment had an underwriting gain of $1.3 million for Six Months 2007 as net credit derivative loss recoveries were recorded in the prior year. The other segment did not record an underwriting gain (loss) during Second Quarter 2007.

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

Effect on the Company’s financial statements

FAS 157 applies to both amounts recorded in the Company’s financial statements and to disclosures.  Amounts recorded at fair value in the Company’s financial statements are fixed maturity securities available for sale, short-term investments, credit derivative assets and liabilities relating to the Company’s CDS contracts and CCS Securities.  The fair value of these items as of June 30, 2008 is summarized in the following table.

		Fair Value Measurements Using
(Dollars in millions)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Fixed maturity securities	$3,168.0	$—	$3,168.0	$—
Short-term investments	537.5	25.8	511.7	—
Credit derivative assets	176.4	—	—	176.4
CCS Securities	25.7	—	25.7	—
Total assets	$3,907.6	$25.8	$3,705.4	$176.4
Liabilities
Credit derivative liabilities	$342.4	$—	$—	$342.4

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

The Company has analyzed the third party pricing services’ valuation methodologies and related inputs, and has also evaluated the various types of securities in its investment portfolio to determine an appropriate FAS 157 fair value hierarchy level based upon trading activity and observability of market inputs.  Based on this evaluation, each price was classified as Level 1, 2 or 3.   Prices provided by third party pricing services with market observable inputs are classified as Level 2.  Prices on the money fund portion of short-term investments are classified as Level 1.  No investments were classified as Level 3 as of June 30, 2008 or for the three- and six-month periods then ended.

CCS Securities

The fair value of CCS Securities represents the present value of remaining expected put option premium payments under the CCS Securities agreements and the value of such estimated payments based upon the quoted price for such premium payments as of June 30, 2008 (see Note 8). The $25.7 million fair value asset for CCS Securities is included in other assets in the consolidated balance sheet. Changes in fair value of this asset are included in other income. The significant market inputs used are observable, therefore, the Company classified it as Level 2.

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

Credit Derivatives

The Company’s credit derivatives consist of insured CDS contracts (see Note 4).  As discussed in Note 4, the Company does not typically exit its credit derivative contracts, and there are no quoted prices for its instruments or for similar instruments.  Observable inputs other than quoted market prices exist, however, these inputs reflect contracts that do not contain terms and conditions similar to the credit derivative contracts issued by the Company.  Therefore, the valuation of credit derivative contracts requires the use of models that contain significant, unobservable inputs.  Thus, we believe the credit derivative valuations are in Level 3 in the fair value hierarchy discussed above.

The fair value of the Company’s credit derivative contracts represents the difference between the present value of remaining expected premiums the Company receives for the credit protection and the estimated present value of premiums that a comparable financial guarantor would hypothetically charge the Company for the same protection at the balance sheet date.  The fair value of the Company’s credit derivatives depends on a number of factors including notional amount of the contract, expected term, credit spreads, changes in interest rates, recovery rates, the credit ratings of referenced entities, the Company’s own credit risk and remaining contractual cash flows.  Contractual cash flows, which are included in the “Realized gains and other settlements on credit derivatives” fair value component of credit derivatives, are the most readily observable variables of the fair value of credit derivative contracts since they are based on contractual terms.  These variables include (i) net premiums received and receivable on written credit derivative contracts, (ii) net premiums paid and payable on purchased contracts, (iii) losses paid and payable to credit derivative contract counterparties and (iv) losses recovered and recoverable on purchased contracts.  The remaining key variables described above impact “Unrealized gains (losses) on credit derivatives”.

Market conditions at June 30, 2008 were such that market prices were not generally available.  Where market prices were not available, the Company used a combination of observable market data and valuation models, using various market indexes, credit spreads, the Company’s own credit risk, and estimated contractual payments to estimate the “Unrealized gains (losses) on credit derivatives” portion of the fair value of its credit derivatives.  These models are primarily developed internally based on market conventions for similar transactions.  Management considers the non-standard terms of its credit derivative contracts in determining the fair value of these contracts.  These terms differ from credit derivatives sold by companies outside the financial guaranty industry.  The non-standard terms include the absence of collateral support agreements or immediate settlement provisions, relatively high attachment points and the fact that the Company does not typically exit derivatives it sells for credit protection purposes, except under specific circumstances such as exiting a line of business.  Because of these terms and conditions, the fair value of the Company’s credit derivatives may not reflect the same prices observed in an actively traded market of credit derivatives that do not contain terms and conditions similar to those observed in the financial guaranty market.  These models and the related assumptions are continuously reevaluated by management and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely market information.

Valuation models include the use of management estimates and current market information. Management is also required to make assumptions on how the fair value of credit derivative instruments is affected by current market conditions. Management considers factors such as current prices charged for similar agreements, performance of underlying assets, life of the instrument, and the extent of credit derivative exposure the Company ceded under reinsurance agreements, and the nature and extent of activity in the financial guaranty credit derivative marketplace. The assumptions that management uses to determine its fair value may change in the future due to market conditions. Due to the inherent uncertainties of the assumptions used in the valuation models to determine the fair value of these credit derivative products, actual experience may differ from the estimates reflected in the Company’s consolidated financial statements, and the differences may be material.

The net par outstanding of the Company’s credit derivative contracts was $80.5 billion and $71.6 billion at June 30, 2008 and December 31, 2007, respectively.   The estimated remaining average life of these contracts at June 30, 2008 was 7.8 years.

As required by FAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  As of June 30, 2008, these contracts are classified as Level 3 in the FAS 157 hierarchy since there is reliance on at least one unobservable input deemed significant to the valuation model, most significantly the Company’s estimate of the value of the non-standard terms and conditions of its credit derivative contracts and of the Company’s current credit standing.

The table below presents a reconciliation of the Company’s credit derivatives whose fair value included significant unobservable inputs (Level 3) during the three and six months ended June 30, 2008.

Three Months Ended June 30, 2008

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollars in millions)	Credit Derivative Liability (Asset), net
Beginning Balance	$881,637
Total gains or losses realized and unrealized
Unrealized gains on credit derivatives	(708,502)
Realized gains and other settlements on credit derivatives	(31,793)
Current period net effect of purchases, settlements and other activity included in unrealized portion of beginning balance	24,601
Transfers in and/or out of Level 3	—
Ending Balance	$165,943

Gains and losses (realized and unrealized) included in earnings for the period are reported as follows:
Total realized and unrealized gains included in earnings for the period	$740,295
Change in unrealized gains on credit derivatives still held at the reporting date	$705,029

Six Months Ended June 30, 2008

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollars in millions)	Credit Derivative Liability (Asset), net
Beginning Balance	$617,644
Total gains or losses realized and unrealized
Unrealized gains on credit derivatives	(448,881)
Realized gains and other settlements on credit derivatives	(59,410)
Current period net effect of purchases, settlements and other activity included in unrealized portion of beginning balance	56,590
Transfers in and/or out of Level 3	—
Ending Balance	$165,943

Gains and losses (realized and unrealized) included in earnings for the period are reported as follows:
Total realized and unrealized gains included in earnings for the period	$508,291
Change in unrealized gains on credit derivatives still held at the reporting date	$442,567

14. Subsidiary Information

The following tables present the unaudited condensed consolidated financial information for Assured Guaranty Ltd., Assured Guaranty US Holdings Inc., of which AGC is a subsidiary and other subsidiaries of Assured Guaranty Ltd. as of June 30, 2008 and December 31, 2007 and for the three and six months ended June 30, 2008 and 2007.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2008

(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)

Assets
Total investments and cash	$1,011	$1,712,447	$2,002,109	$—	$3,715,567
Investment in subsidiaries	2,233,644	—	—	(2,233,644)	—
Deferred acquisition costs	—	74,002	210,578	—	284,580
Reinsurance recoverable	—	28,195	3,202	(24,112)	7,285
Goodwill	—	85,417	—	—	85,417
Credit derivative assets	—	149,003	27,429	—	176,432
Premiums receivable	—	9,979	87,867	(72,006)	25,840
Deferred tax asset	—	15,738	16,714	—	32,452
Other	12,213	317,148	78,831	(208,177)	200,015
Total assets	$2,246,868	$2,391,929	$2,426,730	$(2,537,939)	$4,527,588

Liabilities and shareholders’ equity

Liabilities
Unearned premium reserves	$—	$641,936	$733,715	$(168,266)	$1,207,385
Reserves for losses and loss adjustment expenses	—	133,077	103,374	(32,425)	204,026
Profit commissions payable	—	3,971	6,778	—	10,749
Credit derivative liabilities	—	230,445	111,930	—	342,375
Senior Notes	—	197,425	—	—	197,425
Series A Enhanced Junior Subordinated Debentures	—	149,752	—	—	149,752
Other	4,473	141,801	130,811	(103,604)	173,481
Total liabilities	4,473	1,498,407	1,086,608	(304,295)	2,285,193
Total shareholders’ equity	2,242,395	893,522	1,340,122	(2,233,644)	2,242,395
Total liabilities and shareholders’ equity	$2,246,868	$2,391,929	$2,426,730	$(2,537,939)	$4,527,588

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2007

(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)

Assets
Total investments and cash	$473	$1,370,865	$1,776,602	$—	$3,147,940
Investment in subsidiaries	1,649,599	—	—	(1,649,599)	—
Deferred acquisition costs	—	78,908	180,390	—	259,298
Reinsurance recoverable	—	20,478	3,526	(15,155)	8,849
Goodwill	—	85,417	—	—	85,417
Credit derivative assets	—	4,552	922	—	5,474
Premiums receivable	—	11,596	26,972	(10,766)	27,802
Deferred tax asset	—	131,449	16,114	—	147,563
Other	20,458	141,520	27,564	(108,951)	80,591
Total assets	$1,670,530	$1,844,785	$2,032,090	$(1,784,471)	$3,762,934

Liabilities and shareholders’ equity

Liabilities
Unearned premium reserves	$—	$346,756	$624,840	$(84,425)	$887,171
Reserves for losses and loss adjustment expenses	—	70,411	70,198	(15,059)	125,550
Profit commissions payable	—	3,628	18,704	—	22,332
Credit derivative liabilities	—	478,519	144,599	—	623,118
Senior Notes	—	197,408	—	—	197,408
Series A Enhanced Junior Subordinated Debentures	—	149,738	—	—	149,738
Other	3,960	73,241	49,234	(35,388)	91,047
Total liabilities	3,960	1,319,701	907,575	(134,872)	2,096,364
Total shareholders’ equity	1,666,570	525,084	1,124,515	(1,649,599)	1,666,570
Total liabilities and shareholders’ equity	$1,670,530	$1,844,785	$2,032,090	$(1,784,471)	$3,762,934

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2008

(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments *	Assured Guaranty Ltd. (Consolidated)
Revenues
Net written premiums	$—	$135,657	$105,012	$—	$240,669
Net earned premiums	—	19,021	32,664	—	51,685
Net investment income	514	17,557	22,164	(3)	40,232
Net realized investment gains (losses)	—	1,557	(112)	8	1,453
Realized gains and other settlements on credit derivatives	—	25,682	6,111	—	31,793
Unrealized gains on credit derivatives	—	610,551	97,951	—	708,502
Net change in fair value of credit derivatives	—	636,233	104,062	—	740,295
Equity in earnings of subsidiaries	548,017	—	—	(548,017)	—
Other income	—	9,290	—	(241)	9,049
Total revenues	548,531	683,658	158,778	(548,253)	842,714

Expenses
Loss and loss adjustment expenses	—	23,495	14,630	—	38,125
Acquisition costs and other operating expenses	3,315	16,556	12,641	—	32,512
Other	—	7,535	—	—	7,535
Total expenses	3,315	47,586	27,271	—	78,172

Income before provision for income taxes	545,216	636,072	131,507	(548,253)	764,542
Total provision for income taxes	—	218,463	860	3	219,326
Net income	$545,216	$417,609	$130,647	$(548,256)	$545,216

* Due to the accounting for subsidiaries under common control, net income in the consolidating adjustment column does not equal parent company equity in earnings of subsidiaries, due to 1) recognition of income by Assured Guaranty US Holdings Inc. for dividends received from Assured Guaranty Ltd. and 2) the residual effects of the FSA agreement.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THREE MONTHS ENDED JUNE 30, 2007

(in thousands of U.S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments *	Assured Guaranty Ltd. (Consolidated)
Revenues
Net written premiums	$—	$39,676	$28,814	$—	$68,490
Net earned premiums	—	14,118	23,869	—	37,987
Net investment income	—	15,215	15,650	(5)	30,860
Net realized investment losses	—	(558)	(982)	—	(1,540)
Realized gains and other settlements on credit derivatives	—	12,708	3,501	—	16,209
Unrealized losses on credit derivatives	—	(11,856)	(6,043)	—	(17,899)
Net change in fair value of credit derivatives	—	852	(2,542)	—	(1,690)
Equity in earnings of subsidiaries	36,888	—	—	(36,888)	—
Other revenues	—	215	—	(215)	—
Total revenues	36,888	29,842	35,995	(37,108)	65,617

Expenses
Loss and loss adjustment expenses	—	(15,131)	5,373	—	(9,758)
Acquisition costs and other operating expenses	4,083	15,134	11,349	—	30,566
Other	—	6,470	1	—	6,471
Total expenses	4,083	6,473	16,723	—	27,279

Income before provision for income taxes	32,805	23,369	19,272	(37,108)	38,338
Total provision for income taxes	—	5,132	401	—	5,533
Net income	$32,805	$18,237	$18,871	$(37,108)	$32,805

* Due to the accounting for subsidiaries under common control, net income in the consolidating adjustment column does not equal parent company equity in earnings of subsidiaries, due to 1) recognition of income by Assured Guaranty US Holdings Inc. for dividends received from Assured Guaranty Ltd. and 2) the residual effects of the FSA agreement.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2008

(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments *	Assured Guaranty Ltd. (Consolidated)
Revenues
Net written premiums	$—	$239,454	$170,907	$—	$410,361
Net earned premiums	—	35,055	63,463	—	98,518
Net investment income	521	33,807	42,477	1	76,806
Net realized investment gains (losses)	—	2,224	(152)	8	2,080
Realized gains and other settlements on credit derivatives	—	47,563	11,847	—	59,410
Unrealized gains on credit derivatives	—	394,164	54,717	—	448,881
Net change in fair value of credit derivatives	—	441,727	66,564	—	508,291
Equity in earnings of subsidiaries	387,339	—	—	(387,339)	—
Other income	—	18,067	—	(482)	17,585
Total revenues	387,860	530,880	172,352	(387,812)	703,280

Expenses
Loss and loss adjustment expenses	—	47,020	46,243	—	93,263
Acquisition costs and other operating expenses	11,853	36,338	26,022	—	74,213
Other	—	14,091	—	—	14,091
Total expenses	11,853	97,449	72,265	—	181,567

Income before provision for income taxes	376,007	433,431	100,087	(387,812)	521,713

Total provision for income taxes	—	144,123	1,580	3	145,706

Net income	$376,007	$289,308	$98,507	$(387,815)	$376,007

* Due to the accounting for subsidiaries under common control, net income in the consolidating adjustment column does not equal parent company equity in earnings of subsidiaries, due to 1) recognition of income by Assured Guaranty US Holdings Inc. for dividends received from Assured Guaranty Ltd. and 2) the residual effects of the FSA agreement.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR SIX MONTHS ENDED JUNE 30, 2007

(in thousands of U.S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments *	Assured Guaranty Ltd. (Consolidated)
Revenues
Net written premiums	$—	$59,949	$59,906	$—	$119,855
Net earned premiums	—	30,648	44,386	—	75,034
Net investment income	1	30,963	31,384	(6)	62,342
Net realized investment (losses) gains	—	(670)	(1,180)	31	(1,819)
Realized gains and other settlements on credit derivatives	—	25,198	9,167	—	34,365
Unrealized losses on credit derivatives	—	(18,194)	(9,997)	—	(28,191)
Net change in fair value of credit derivatives	—	7,004	(830)	—	6,174
Equity in earnings of subsidiaries	80,931	—	—	(80,931)	—
Other revenues	—	429	—	(429)	—
Total revenues	80,932	68,374	73,760	(81,335)	141,731

Expenses
Loss and loss adjustment expenses	—	(22,416)	8,635	—	(13,781)
Acquisition costs and other operating expenses	9,176	32,191	22,375	—	63,742
Other	—	13,074	31	—	13,105
Total expenses	9,176	22,849	31,041	—	63,066

Income before provision for income taxes	71,756	45,525	42,719	(81,335)	78,665
Total provision for income taxes	—	9,601	(2,703)	11	6,909

Net income	$71,756	$35,924	$45,422	$(81,346)	$71,756

* Due to the accounting for subsidiaries under common control, net income in the consolidating adjustment column does not equal parent company equity in earnings of subsidiaries, due to 1) recognition of income by Assured Guaranty US Holdings Inc. for dividends received from Assured Guaranty Ltd. and 2) the residual effects of the FSA agreement.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2008

(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Dividends received	$6,000	$482	$—	$(6,482)	$—
Other operating activities	7,644	262,246	61,472	—	331,362
Net cash flows provided by (used in) operating activities	13,644	262,728	61,472	(6,482)	331,362

Cash flows from investing activities
Fixed maturity securities:
Purchases	—	(309,615)	(530,840)	—	(840,455)
Sales	—	124,897	127,606	—	252,503
Maturities	—	—	3,350	—	3,350
(Purchases) sales of short-term investments, net	(538)	(175,701)	194,046	—	17,807
Capital contribution to subsidiary	(250,000)	—	—	250,000	—
Net cash flows used in investing activities	(250,538)	(360,419)	(205,838)	250,000	(566,795)

Cash flows from financing activities
Proceeds from issuance of common stock	248,978	—	—	—	248,978
Capital contribution from parent	—	100,000	150,000	(250,000)	—
Dividends paid	(8,251)	—	(6,000)	6,482	(7,769)
Share activity under option and incentive plans	(3,833)	—	—	—	(3,833)
Tax benefit from stock options exercised	—	10	—	—	10
Net cash flows provided by (used in) financing activities	236,894	100,010	144,000	(243,518)	237,386
Effect of exchange rate changes	—	38	85	—	123

Increase (decrease) in cash and cash equivalents	—	2,357	(281)	—	2,076
Cash and cash equivalents at beginning of period	—	5,688	2,360	—	8,048

Cash and cash equivalents at end of period	$—	$8,045	$2,079	$—	$10,124

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR SIX MONTHS ENDED JUNE 30, 2007

(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Dividends received	$3,000	$429	$—	$(3,429)	$—
Other operating activities	4,794	29,966	56,782	—	91,542
Net cash flows provided by (used in) operating activities	7,794	30,395	56,782	(3,429)	91,542

Cash flows from investing activities
Fixed maturity securities:
Purchases	—	(191,190)	(400,278)	—	(591,468)
Sales	—	147,589	296,387	—	443,976
Maturities	—	6,180	5,819	—	11,999
Sales of short-term investments, net	1,345	26,709	43,345	—	71,399
Net cash flows provided by (used in) investing activities	1,345	(10,712)	(54,727)	—	(64,094)

Cash flows from financing activities
Repurchases of common stock	(523)	—	—	—	(523)
Dividends paid	(5,952)	—	(3,000)	3,429	(5,523)
Share activity under option and incentive plans	(2,664)	—	—	—	(2,664)
Tax benefit from stock options exercised	—	137	—	—	137
Debt issue costs	—	(425)	—	—	(425)
Net cash flows (used in) provided by financing activities	(9,139)	(288)	(3,000)	3,429	(8,998)
Effect of exchange rate changes	—	242	266	—	508

Increase (decrease) in cash and cash equivalents	—	19,637	(679)	—	18,958
Cash and cash equivalents at beginning of period	—	2,776	2,009	—	4,785

Cash and cash equivalents at end of period	$—	$22,413	$1,330	$—	$23,743

15.  Rating Agency Actions

On July 21, 2008, Moody’s Investors Service placed under review for possible downgrade the Aaa insurance financial strength ratings of Assured Guaranty Corp. and its wholly owned subsidiary, Assured Guaranty (UK) Ltd., as well as the Aa2 insurance financial strength ratings of Assured Guaranty Re Ltd. (“AG Re”) and its affiliated insurance operating companies. Moody’s has also placed under review for possible downgrade the Aa3 senior unsecured rating of AGC’s parent company, Assured Guaranty US Holdings Inc. and the Aa3 issuer rating of the ultimate holding company, Assured Guaranty Ltd.

During the period of review and if the ratings of any of our insurance subsidiaries were reduced below current levels, it is expected to have an adverse effect on the affected subsidiary’s competitive position and its prospects for future business opportunities. A downgrade is also expected to negatively impact the affected company’s ability to write new business or negotiate favorable terms on new business. A downgrade may also reduce the value of the reinsurance we offer, which may no longer be of sufficient economic value for our customers to continue to cede to our subsidiaries at economically viable rates.

With respect to a significant portion of our in-force financial guaranty reinsurance business, in the event that AG Re were downgraded from Aa2 to A1, the ceding company has the right to recapture business ceded to AG Re and assets representing substantially all of the statutory unearned premium and loss reserves (if any) associated with that business.  As of June 30, 2008, the statutory unearned premium, which represents deferred revenue to the Company, subject to recapture is approximately $600 million. At the time of recapture this would result in a corresponding one-time reduction to earnings of approximately $60 million. Alternatively, the ceding company can increase the commissions it charges AG Re for cessions. Any such increase may be retroactive to the date of the cession.  As of June 30, 2008, the potential increase in ceding commissions would result in a one-time reduction to earnings of approximately $42 million.

In the event AGC were downgraded from AAA to Aa2, with respect to certain of its credit derivative contracts, the amount of par subject to collateral posting requirements would increase to $2.0 billion from $1.6 billion. Additionally, certain collateral posting thresholds would be lowered, however, at current fair market value amounts, AGC would not have to pledge additional collateral for the benefit of its counterparties. A downgrade to Aa2 would not allow AGC’s counterparties to terminate their credit derivative agreements, and no payment of a settlement amount would be required. With respect to AGC’s assumed business, the effect of a downgrade to Aa2 would be immaterial.

The Company’s financial strength ratings assigned by Standard & Poor’s Rating Service, a division of McGraw-Hill Companies, Inc. (“S&P”) and Fitch, Inc. (“Fitch”) were recently affirmed on June 18, 2008 and December 12, 2007, respectively.  Management is uncertain what, if any, impact Moody’s review for possible downgrade will have on the Company’s financial strength ratings from S&P and Fitch.

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

Any or all of Assured Guaranty’s forward-looking statements herein may turn out to be wrong and are based on current expectations and the current economic environment. Assured Guaranty’s actual results may vary materially. Among factors that could cause actual results to differ materially are: (1) downgrades of the financial strength ratings assigned by the major rating agencies to any of our insurance subsidiaries at any time, which has occurred in the past; (2) our inability to execute our business strategy; (3) reduction in the amount of reinsurance ceded by one or more of our principal ceding companies; (4) contract cancellations; (5) developments in the world’s financial and capital markets that adversely affect our loss experience, the demand for our products, our unrealized (losses) gains on derivative financial instruments or our investment returns; (6) more severe or frequent losses associated with our insurance products, or changes in our assumptions used to estimate loss reserves and unrealized (losses) gains on credit derivative financial instruments; (7) changes in regulation or tax laws applicable to us, our subsidiaries or customers; (8) governmental action; (9) natural catastrophes; (10) dependence on customers; (11) decreased demand for our insurance or reinsurance products or increased competition in our markets; (12) loss of key personnel; (13) technological developments; (14) the effects of mergers, acquisitions and divestitures; (15) changes in accounting policies or practices; (16) changes in the credit markets, segments thereof or general economic conditions, including the overall level of activity in the economy or particular sectors, interest rates, credit spreads and other factors; (17) other risks and uncertainties that have not been identified at this time; and (18) management’s response to these factors. Assured Guaranty is not obligated to publicly correct or update any forward-looking statement if we later become aware that it is not likely to be achieved, except as required by law. You are advised, however, to consult any further disclosures we make on related subjects in our periodic reports filed with the Securities and Exchange Commission.

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

In July 2007, the Company’s direct financial guaranty subsidiaries, AGC and Assured Guaranty (UK) Ltd., received a financial strength rating of Aaa (stable) from Moody’s. The Company continues to be rated AAA (stable) by S&P and Fitch. The triple-A stable ratings for AGC from all three rating agencies has resulted in increased market share in the U.S. public finance market, and consequently an increase in gross written premiums.

On July 21, 2008, Moody’s placed under review for possible downgrade the Aaa insurance financial strength ratings of Assured Guaranty Corp. and its wholly owned subsidiary, Assured Guaranty (UK) Ltd., as well as the Aa2 insurance financial strength ratings of Assured Guaranty Re Ltd. (“AG Re”) and its affiliated insurance operating companies. Moody’s has also placed under review for possible downgrade the Aa3 senior unsecured rating of parent company, Assured Guaranty US Holdings Inc. and the Aa3 issuer rating of the ultimate holding company, Assured Guaranty Ltd.  Moody’s revised assessment of stress-case loss estimates on our residential mortgage-backed securities portfolio did not change meaningfully from their prior estimates.  Additionally, Assured Guaranty Corp. and AG Re continue to exceed Moody’s current capital requirements for their current ratings of Aaa and Aa2, respectively.

However, during the period of review and if the ratings of any of our insurance subsidiaries were reduced below current levels, it is expected to have an adverse effect on the affected subsidiary’s competitive position and its prospects for future business opportunities. A downgrade is also expected to negatively impact the affected company’s ability to write new business or negotiate favorable terms on new business. A downgrade may also reduce the value of the reinsurance we offer, which may no longer be of sufficient economic value for our customers to continue to cede to our subsidiaries at economically viable rates.

With respect to a significant portion of our in-force financial guaranty reinsurance business, in the event that AG Re were downgraded from Aa2 to A1, the ceding company has the right to recapture business ceded to AG Re and assets representing substantially all of the statutory unearned premium and loss reserves (if any) associated with that business.  As of June 30, 2008, the statutory unearned premium, which represents deferred revenue to the Company, subject to recapture is approximately $600 million. At the time of recapture, this would result in a corresponding one-time reduction to earnings of approximately $60 million. Alternatively, the ceding company can increase the commissions it charges AG Re for cessions. Any such increase may be retroactive to the date of the cession.  As of June 30, 2008, the potential increase in ceding commissions would result in a one-rime reduction to earnings of approximately $42 million.

In the event AGC were downgraded from AAA to Aa2, with respect to certain of its credit derivative contracts, the amount of par subject to collateral posting requirements would increase to $2.0 billion from $1.6 billion. Additionally, certain collateral posting thresholds would be lowered, however, at current fair market value amounts, AGC would not have to pledge additional collateral for the benefit of its counterparties. A downgrade to Aa2 would not allow AGC’s counterparties to terminate their credit derivative agreements, and no payment of a settlement amount would be required. With respect to AGC’s assumed business, the effect of a downgrade to Aa2 would be immaterial.

The Company’s financial strength ratings assigned by S&P and Fitch were recently affirmed on June 18, 2008 and December 12, 2007, respectively.  Management is uncertain what, if any, impact Moody’s review for possible downgrade will have on the Company’s financial strength ratings from S&P and Fitch.

On April 8, 2008, investment funds managed by WL Ross & Co. LLC (“WL Ross”) purchased 10,651,896 shares of the Company’s common equity at a price of $23.47 per share, resulting in proceeds to the Company of $250.0 million. The Company contributed $150.0 million of these proceeds to its subsidiary, Assured Guaranty Re Ltd. In addition, the Company contributed $100.0 million of these proceeds to its subsidiary, Assured Guaranty US Holdings Inc., which in turn contributed the same amount to its subsidiary, AGC. The commitment to purchase these shares was previously announced on February 29, 2008. In addition, Wilbur L. Ross, Jr., President and Chief Executive Officer of WL Ross, has been appointed to the Board of Directors of the Company to serve a term expiring at the Company’s 2009 annual general meeting of shareholders. Mr. Ross’s appointment became effective immediately following the Company’s 2008 annual general meeting of shareholders, which was held on May 8,

2008. WL Ross has a remaining commitment through April 8, 2009 to purchase up to $750.0 million of the Company’s common equity, at the Company’s option, subject to the terms and conditions of the investment agreement with the Company dated February 28, 2008. In accordance with the investment agreement, the Company may exercise this option in one or more drawdowns, subject to a minimum drawdown of $50 million, provided that the purchase price per common share for the subsequent shares is not greater than 17.5% above, or less than 17.5% below, the price per common share for the initial shares. The purchase price per common share for such shares will be equal to 97% of the volume weighted average price of a common share on the NYSE for the 15 NYSE trading days prior to the applicable drawdown notice. As of June 30, 2008, and as of the date of this filing, the purchase price per common share is outside of this range and therefore the Company may not, at this time, exercise its option for WL Ross to purchase additional shares. Additionally, in accordance with the investment agreement, at this time the ratings of AGC and AG Re are not “stable” and therefore it may not exercise its option for WL Ross to purchase additional shares.

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

We regularly evaluate potential acquisitions of other companies, lines of business and portfolios of risks and hold discussions with potential third parties regarding such transactions.  As a general rule, we publicly announce such transactions only after a definitive agreement has been reached.  We are currently negotiating a transaction pursuant to which AG Re would assume via reinsurance a large portfolio of municipal risks.  This transaction is still subject to negotiation of the final terms.   If a definitive agreement is reached, the closing of the transaction would be subject to various conditions, including receipt of various regulatory approvals and raising additional capital to support AG Re’s underwriting capacity.  We can not provide any assurances whether, or when, a definitive agreement for this transaction will be executed or whether, or when, the transaction would be completed.

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

Realized gains and other settlements on credit derivatives include credit derivative premiums received and receivable for credit protection the Company has sold under its credit default swaps (“CDS”), any contractual claim losses paid and payable related to insured credit events under these contracts, realized gains or losses related to their early termination and ceding commissions (expense) income. The Company generally holds credit derivative contracts to maturity. However, in certain circumstances such as for risk management purposes or as a result of a decision to exit a line of business, the Company may decide to terminate a derivative contract prior to maturity.

Unrealized gains (losses) on credit derivatives represent the adjustments for changes in fair value that are recorded in each reporting period under FAS 133. Changes in unrealized gains and losses on credit derivatives are reflected in the consolidated statements of operations and comprehensive income in unrealized gains (losses) on credit derivatives. Cumulative unrealized gains (losses), determined on a contract by contract basis, are reflected as either net assets or net liabilities in the Company’s balance sheets. Unrealized gains and losses resulting from changes in the fair value of credit derivatives occur because of changes in interest rates, credit spreads, recovery rates, the credit ratings of the referenced entities, the Company’s credit rating and other market factors. The unrealized gains (losses) on credit derivatives will reduce to zero as the exposure approaches its maturity date, unless there is a payment default on the exposure. Changes in the fair value of the Company’s credit derivatives do not reflect actual claims or credit losses, and have no impact on the Company’s claims paying resources, rating agency capital or regulatory capital positions.

In the three and six months ended June 30, 2008 the Company also recorded a fair value gain of $8.9 million and $17.4 million, pre-tax, respectively, related to Assured Guaranty Corp.’s committed capital securities.

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

Critical Accounting Estimates

Our unaudited interim consolidated financial statements include amounts that, either by their nature or due to requirements of accounting principles generally accepted in the United States of America (“GAAP”), are determined using estimates and assumptions. The actual amounts realized could ultimately be materially different from the amounts currently provided for in our unaudited interim consolidated financial statements. We believe the items requiring the most inherently subjective and complex estimates to be reserves for losses and LAE, valuation of credit derivative financial instruments, valuation of investments, other than temporary impairments of investments, premium revenue recognition, deferred acquisition costs, deferred income taxes and accounting for share based compensation. An understanding of our accounting policies for these items is of critical importance to understanding our unaudited interim consolidated financial statements. The following discussion provides more information regarding the estimates and assumptions used for these items and should be read in conjunction with the notes to our unaudited interim consolidated financial statements.

Reserves for Losses and Loss Adjustment Expenses

Reserves for losses and loss adjustment expenses for non-derivative transactions in our financial guaranty direct, financial guaranty assumed reinsurance and mortgage guaranty business include case reserves and portfolio reserves. See the “Valuation of Derivative Financial Instruments” of the Critical Accounting Estimates section for more information on our derivative transactions. Case reserves are established when there is significant credit deterioration on specific insured obligations and the obligations are in default or default is probable, not necessarily upon non-payment of principal or interest by an insured. Case reserves represent the present value of expected future loss payments and LAE, net of estimated recoveries, but before considering ceded reinsurance. This reserving method is different from case reserves established by traditional property and casualty insurance companies, which establish case reserves upon notification of a claim and establish incurred but not reported (“IBNR”) reserves for the difference between actuarially estimated ultimate losses and recorded case reserves. Financial guaranty insurance and assumed reinsurance case reserves and related salvage and subrogation, if any, are discounted at the taxable equivalent yield on our investment portfolio, which is approximately 6%, in all periods presented. When the Company becomes entitled to the underlying collateral of an insured credit under salvage and subrogation rights as a result of a claim payment, it records salvage and subrogation as an asset, based on the expected level of recovery. Such amounts have been recorded as salvage recoverable in the Company’s balance sheet.

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

The weighted average default frequencies and severities as of June 30, 2008 and December 31, 2007 are as follows:

	Average Default Frequency	Average Default Severity

June 30, 2008	0.80%	25.77%
December 31, 2007	0.58%	26.53%

The Company incorporates default frequency and severity by asset class into its portfolio loss reserve models.  Average default frequency and severity are based on information published by rating agencies.  The increase in average default frequency shown in 2008 is reflective of downgrades within the Company’s direct insured portfolio, including HELOC exposures.    Rating agencies update default frequency and severity information on a periodic basis, as warranted by changes in observable data.

The chart below demonstrates the portfolio reserve’s sensitivity to frequency and severity assumptions. The change in these estimates represent management’s estimate of reasonably possible material changes and are based upon our analysis of historical experience.  Portfolio reserves were recalculated with changes made to the default and severity assumptions. In all scenarios, the starting point used to test the portfolio reserve’s sensitivity to the changes in the frequency and severity assumptions was the weighted average frequency and severity by rating and asset class of our insured portfolio. Overall the weighted average default frequency was 0.80% and the weighted average severity was 25.77% at June 30, 2008. For example, in the first scenario where the frequency was increased by 5.0%, each transaction’s contribution to the portfolio reserve was recalculated by adding 0.04% (i.e. 5.0% multiplied by 0.8%) to the individual transaction’s default frequency.

(in thousands of U.S. dollars)	Portfolio Reserve	Reserve Increase	Percentage Change

Portfolio reserve(1) as of June 30, 2008	$124,432	$—	—
5% Frequency increase	130,242	5,810	4.67%
10% Frequency increase	135,972	11,540	9.27%
5% Severity increase	131,042	6,610	5.31%
10% Severity increase	137,602	13,170	10.58%
5% Frequency and severity increase	137,095	12,663	10.18%

(1) Includes portfolio reserve on credit derivatives of $10.1 million, which balance is included in credit derivative liability in the Company’s consolidated balance sheets.

In addition to analyzing the sensitivity of our portfolio reserves to possible changes in frequency and severity, we have also considered the effect of changes in assumptions on our financial guaranty and mortgage guaranty case reserves. At June 30, 2008 case reserves were $83.7 million. Case reserves may change from our original estimate due to changes in assumptions including, but not limited to, severity factors, credit deterioration of underlying obligations and salvage estimates. As of June 30, 2008, we had net par outstanding of $2.1 billion related to HELOC securitizations, of which $1.8 billion are transactions with Countrywide and $1.3 billion were written in the Company’s financial guaranty direct segment (“direct Countrywide transactions”).

The performance of our HELOC exposures deteriorated during 2007 and the first six months of 2008 and transactions, particularly those originated in the period from 2005 through 2007, continue to perform below our original underwriting expectations. In accordance with its standard practice, during the three and six months ended June 30, 2008, we evaluated the most currently available information, including trends in delinquencies and charge-offs on the underlying loans, draw rates on the lines of credit, and the servicer’s ability to fulfill its contractual obligations including its obligation to fund additional draws. As a result of that analysis, and in accordance with our policies for establishing case and portfolio loss reserves, during the three months ended June 30, 2008 we made reductions to portfolio reserves of $(10.6) million and additions to case reserves of $14.9 million for its HELOC exposures.  As of June 30, 2008 we had $43.7 million of portfolio reserves and $24.1 million of case reserves for our HELOC exposures.

Credit support for HELOC transactions comes primarily from two sources. In the first instance, excess spread is used to build a certain amount of credit enhancement and absorb losses. Currently, excess spread (the difference between the interest collections on the collateral and the interest paid on the insured notes) is running at a rate in the range of 275 to 325 basis points per annum. Additionally, for the transactions serviced by Countrywide, the servicer is required to fund additional draws on the HELOC loans following the occurrence of a Rapid Amortization Event. Among other things, such an event is triggered when claim payments by us exceed a certain threshold. Prior to the occurrence of a Rapid Amortization Event, during the transactions’ revolving period, new draws on the HELOC loans are funded first from principal collections. As such, during the revolving period no additional credit enhancement is created by the additional draws, and the speed at which our exposure amortizes is reduced to the extent of such additional draws, since principal collections are used to fund those draws rather than pay down the insured notes. Subsequent to the occurrence of a Rapid Amortization Event, new draws are funded by Countrywide and all principal collections are used to pay down the insured notes. Any draws funded by Countrywide are subordinate to us in the cash flow waterfall and hence represent additional credit enhancement available to absorb losses before we have to make a claim payment. Additionally, since all principal collections are used to pay down the insured notes, rather than fund additional draws, our exposure begins to amortize more quickly.  A Rapid Amortization Event occurred for both of these deals in June 2008.

We have modeled our HELOC exposures under a number of different scenarios, taking into account the multiple variables and structural features that materially affect transaction performance and potential losses to us. The key variables include the speed or rate at which borrowers make payments on their loans, as measured by the Constant Payment Rate (CPR),(1) the default rate, as measured by the Constant Default Rate (CDR),(1) excess spread,

(1) The CPR is the annualized rate at which the portfolio amortizes, so that a 15% CPR implies that 15% of the collateral will be retired over a one-year period.

and the amount of loans that are already delinquent more than 30 days.  We also take into account the pool factor (the percentage of the original principal balance that remains outstanding), and the timing of the remaining cash flows.  Under many of the scenarios that we consider reasonable and likely, we do not incur an ultimate net loss on the transactions serviced by Countrywide. We therefore have concluded that case reserves are not appropriate for those transactions at this time.  Additionally, it should be noted that our contractual rights allow us to retroactively claim that loans included in the insured pool were inappropriately included in the pool by the seller, and to put these loans back to the seller such that we would not be responsible for losses related to these loans. Such actions would benefit us by reducing potential losses. However, our scenarios do not include a provision for these potential put-backs.

The ultimate performance of the Company’s HELOC transactions will depend on many factors, such as the level and timing of loan defaults, interest proceeds generated by the securitized loans, repayment speeds and changes in home prices, as well as the levels of credit support built into each transaction. Other factors also may have a material impact upon the ultimate performance of each transaction, including the ability of the seller and servicer to fulfill all of their contractual obligations including its obligation to fund future draws on lines of credit. The variables affecting transaction performance are interrelated, difficult to predict and subject to considerable volatility. Consequently, the range of potential outcomes is wide and subject to significant uncertainty. Based on currently available information, we believe the possible range of case loss for the direct Countrywide transactions is $0–$100 million after tax. If actual results differ materially from any of our assumptions, the losses incurred could be materially different from our estimate. We continue to update our evaluation of these exposures as new information becomes available.

The range of the key assumptions used in our $0-$100 million dollar after-tax range of case loss reserves on the direct Countrywide transactions is presented in the following table:

Key Variables	Range
Constant payment rate	10 – 12%
Constant default rate	1.25 – 5.0%
Draw rate	2 – 3%
Excess spread	275 – 325 bps per annum
Roll rates
30-90 days past due	75% ultimate default rate
90+ days past due	100% ultimate default rate
In bankruptcy	100% ultimate default rate
In foreclosure	100% ultimate default rate
Loss Severity	100%

Another type of RMBS transaction is generally referred to as “Subprime RMBS”. The collateral supporting such transactions is comprised of first-lien residential mortgage loans made to subprime borrowers. A “subprime borrower” is one considered to be a higher risk credit based on credit scores or other risk characteristics. As of June 30, 2008, we had net par outstanding of $7.0 billion related to Subprime RMBS securitizations. Of that amount, $6.2 billion is from transactions issued in the period from 2005 through 2007 and written in our direct financial guaranty segment. The majority of our Subprime RMBS exposure is rated triple-A by all major rating agencies, and by us, at June 30, 2008. As of June 30, 2008, we had portfolio reserves of $5.0 million and case reserves of $5.4 million related to our $7.0 billion U.S. Subprime RMBS exposure, of which $3.6 million were portfolio reserves related to our $6.2 billion exposure in the direct financial guaranty segment for transactions issued from 2005 through 2007.

The problems affecting the subprime mortgage market have been widely reported, with rising delinquencies, defaults and foreclosures negatively impacting the performance of Subprime RMBS transactions. Those concerns relate primarily to Subprime RMBS issued in the period from 2005 through 2007. The $6.2 billion exposure that we have to such transactions in our direct financial guaranty segment benefits from various structural protections, including credit

(2) The CDR is the annualized default rate, so that a 2.5% CDR implies that 2.5% of the collateral will default each year.

enhancement that on average currently equals approximately 52.5% of the remaining principal balance of the transactions.

We also have exposure of $484.5 million to Closed-End Second (“CES”) RMBS transactions, of which $465.8 million is in the direct segment. As with other types of RMBS, we have seen significant deterioration in the performance of one of our CES transaction, which had $97.0 million of exposure, during the quarter ended June 30, 2008.  Specifically, during the Second Quarter 2008, one transaction in the financial guaranty direct segment experienced a significant increase in collateralized losses, which resulted in erosion of the Company’s credit enhancement.  Based on the Company’s analysis of the transaction and its projected losses, case reserves of $23.7 million were established for this transaction as of June 30, 2008. Additionally, as of June 30, 2008, we had portfolio reserves of $0.1 million in our financial guaranty direct segment and case and portfolio reserves of $1.0 million and $0, respectively, in our financial guaranty reinsurance segment related to our U.S. Closed-End Second RMBS exposure.

Another type of RMBS transaction is generally referred to as “Alt-A RMBS”. The collateral supporting such transactions is comprised of first-lien residential mortgage loans made to prime quality borrowers that lack certain ancillary characteristics that would make them prime. As of June 30, 2008, the Company had net par outstanding of $8.0 billion related to Alt-A RMBS securitizations. Of that amount, $7.8 billion is from transactions issued in the period from 2005 through 2007 and written in the Company’s financial guaranty direct segment. The majority of the Company’s Alt-A RMBS exposure is rated triple-A by all major rating agencies, and by the Company, at June 30, 2008. As of June 30, 2008, the Company had portfolio reserves of $0.8 million and case reserves of $0 related to its $8.0 billion Alt-A RMBS exposure, all of which were portfolio reserves related to its exposure in the financial guaranty direct segment.

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

The Company has exposure on two life insurance reserve securitization transactions based on blocks of individual life insurance business reinsured by Scottish Re (U.S.) Inc. (“Scottish Re”).  The two transactions relate to Ballantyne Re p.l.c. (“Ballantyne”) (gross exposure of $500 million) and Orkney Re II, p.l.c. (“Orkney II”) (gross exposure of $423 million).  Under both transactions, monies raised through the issuance of the insured notes support present and future U.S. statutory life insurance reserve requirements.  The monies were invested at inception of each transaction in accounts managed by a large, well-known investment manager.  However, those investment accounts have incurred substantial mark-to-market losses since mid-year 2007, largely as a result of their exposure to subprime and Alt-A RMBS transactions.  Largely as a result of these mark-to-market losses the rating agencies – Moody’s, S&P and Fitch – have downgraded our exposure to both Ballantyne and Orkney II below investment grade.  The Company downgraded its internal risk ratings on these transactions to the BB range in Q1 2008 and placed them on our credit watch list (CMC list) in risk category 1 (CMC-1).  We define transactions on CMC-1 as low priority cases where the risk is considered fundamentally sound and no loss is expected, but where higher than normal risk is present.  The Company is working with the directing guarantor, with exposure of $900 million, to take remedial action on the Ballantyne transaction, and as the directing financial guarantor is taking remedial action on the Orkney II transaction.  All investment proceeds in both Ballantyne and Orkney II are now required to be generally invested in cash or cash equivalents.

No credit losses have been realized and all of the securities in the Ballantyne and Orkney Re II portfolios continue to generate interest income.  Performance of the underlying blocks of life insurance business thus far has been in accordance with expectations and the underlying reinsurance contracts continue to generate overall positive treaty settlements that are captured in the transaction structures.  The combination of cash flows from the investment accounts and the treaty settlements currently provides for greater than two times coverage of interest payments due on the notes that we insure.  The notional value of the assets held in the investment accounts continues to increase via the retention of that excess cash.

In order for the Company to incur an ultimate net loss on the transactions, adverse experience on the underlying block of life insurance policies and/or credit losses in the investment portfolio would need to exceed the level of credit enhancement built into the transaction structures.  The ability of the transactions to absorb such losses will continue to increase for as long as cash flows remain positive.  However, further declines in the market value of the investment accounts could trigger a shut off of interest payments to the insured notes and thereby trigger claim payments by the Company.  Any such claim payments ultimately could be recoverable, provided that credit losses on the investment accounts remain below the attachment point of our coverage.  In addition, under certain circumstances, cedants to Scottish Re may have the right to recapture blocks of life insurance business which Scottish Re has ceded to Ballantyne and Orkney Re II.  Such recaptures could require Ballantyne and Orkney Re II to sell assets and potentially realize substantial investment losses and for Assured to incur corresponding insured losses.  At the present time, the Company does not expect the level of recaptures to cause insured losses.

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

	As of June 30, 2008
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
Financial Guaranty Insurance Reserves by segment and type:
Case	$26.2	$54.9	$0.1	$2.6	$83.7
IBNR	—	—	—	6.0	6.0
Portfolio reserves associated with fundamentally sound credits	11.1	35.2	2.8	—	49.1
Portfolio reserves associated with CMC credits	54.3	11.0	—	—	65.3
Total financial guaranty insurance loss and LAE reserves	91.5	101.1	2.9	8.5	204.0
Credit Derivative Reserves by segment and type:
Case	7.2	—	—	—	7.2
Credit derivative portfolio reserves associated with fundamentally sound credits	8.1	—	—	—	8.1
Credit derivative portfolio reserves associated with CMC credits	2.0	—	—	—	2.0
Total credit derivative loss and LAE reserves	17.3	—	—	—	17.3
Total loss and LAE reserves, including credit derivatives(1)	$108.8	$101.1	$2.9	$8.5	$221.3

	As of December 31, 2007
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
Financial Guaranty Insurance Reserves by segment and type of reserve:
Case	$—	$35.6	$0.1	$2.4	$38.1
IBNR	—	—	—	6.4	6.4
Portfolio reserves associated with fundamentally sound credits	17.0	33.0	2.8	—	52.8
Portfolio reserves associated with CMC credits	16.5	11.7	—	—	28.2
Total financial guaranty insurance loss and LAE reserves	33.5	80.3	2.9	8.8	125.6
Credit Derivative Reserves by segment and type:
Case	3.2	—	—	—	3.2
Credit derivative portfolio reserves associated with fundamentally sound credits	3.9	—	—	—	3.9
Credit derivative portfolio reserves associated with CMC credits	1.2	—	—	—	1.2
Total credit derivative loss and LAE reserves	8.3	—	—	—	8.3
Total loss and LAE reserves, including credit derivatives(1)	$41.8	$80.3	$2.9	$8.8	$133.8

(1)                                  Total does not add due to rounding.

The following table sets forth the financial guaranty insurance policy and credit derivative contract in-force portfolio by underlying rating:

	As of June 30, 2008		As of December 31, 2007
Ratings(1)	Net par outstanding	% of Net par outstanding	Net par outstanding	% of Net par outstanding
	(in billions of U.S. dollars)
Super senior	$44.5	19.3%	$36.4	18.2%
AAA	40.3	17.5%	47.3	23.6%
AA	47.3	20.5%	38.4	19.2%
A	63.2	27.4%	49.2	24.6%
BBB	31.0	13.5%	26.9	13.4%
Below investment grade	4.1	1.8%	2.1	1.1%
Total exposures	$230.4	100.0%	$200.3	100.0%

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

The change in ratings above is mainly related to the Company’s U.S. RMBS exposures.

Our surveillance department is responsible for monitoring our portfolio of credits and maintains a list of closely monitored credits (“CMC”). The closely monitored credits are divided into four categories: Category 1 (low priority; fundamentally sound, greater than normal risk); Category 2 (medium priority; weakening credit profile, may result in loss); Category 3 (high priority; claim/default probable, case reserve established); Category 4 (claim paid, case reserve established for future payments). The closely monitored credits include all below investment grade (“BIG”) exposures where there is a material amount of exposure (generally greater than $10.0 million) or a material risk of the Company incurring a loss greater than $0.5 million. The closely monitored credits also include investment grade (“IG”) risks where credit quality is deteriorating and where, in the view of the Company, there is significant potential that the risk quality will fall below investment grade. As of June 30, 2008, the closely monitored credits include approximately 99% of our BIG exposure, and the remaining BIG exposure of $33.9 million was distributed across 52 different credits. As of December 31, 2007, the closely monitored credits include approximately 99% of our BIG exposure, and the remaining BIG exposure of $19.8 million was distributed across 46 different credits. Other than those excluded BIG credits, credits that are not included in the closely monitored credit list are categorized as fundamentally sound risks.

The following table provides financial guaranty insurance policy and credit derivative contract net par outstanding by credit monitoring category as of June 30, 2008 and December 31, 2007:

	As of June 30, 2008
Description:	Net Par Outstanding	% of Net Par Outstanding	# of Credits in Category	Case Reserves
	($ in millions)
Fundamentally sound risk	$226,254	98.2%
Closely monitored:
Category 1	1,460	0.6%	32	$—
Category 2	1,972	0.9%	18	—
Category 3	661	0.3%	41	65
Category 4	20	—	16	21
CMC total(1)	4,114	1.8%	107	86
Other below investment grade risk	34	—	52	—
Total	$230,402	100.0%		$86

	As of December 31, 2007
Description:	Net Par Outstanding	% of Net Par Outstanding	# of Credits in Category	Case Reserves
	($ in millions)
Fundamentally sound risk	$198,133	98.9%
Closely monitored:
Category 1	1,288	0.6%	36	$—
Category 2	743	0.4%	12	—
Category 3	71	—	16	14
Category 4	24	—	16	22
CMC total(1)	2,126	1.1%	80	36
Other below investment grade risk	20	—	46	—
Total	$200,279	100.0%		$36

(1)                               Total does not add due to rounding.

The following chart summarizes movements in CMC exposure by risk category:

Net Par Outstanding	Category 1	Category 2	Category 3	Category 4	Total CMC
	($ in millions)
Balance, December 31, 2007	$1,288	$743	$71	$24	$2,126
Less: amortization	50	165	27	—	242
Additions from first time on CMC	1,432	677	163	—	2,272
Deletions – Upgraded and removed	38	—	1	3	42
Category movement	(1,172)	717	455	—	—
Net change	172	1,229	590	(3)	1,988
Balance, June 30, 2008(1)	$1,460	$1,972	$661	$20	$4,114

(1)          Total does not add due to rounding.

The increase of $1,988 million in financial guaranty CMC net par outstanding during the six months ended June 30, 2008 is attributable primarily to the downgrade of RMBS exposures.

Industry Methodology

We are aware that there are certain differences regarding the measurement of portfolio loss liabilities among companies in the financial guaranty industry. In January and February 2005, the Securities and Exchange Commission (“SEC”) staff had discussions concerning these differences with a number of industry participants. Based on those discussions, in June 2005, the Financial Accounting Standards Board (“FASB”) staff decided additional guidance is necessary regarding financial guaranty contracts. In May 2008, the FASB issued FAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An Interpretation of FASB Statement No. 60” (“FAS 163”). FAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  FAS 163 also clarifies the methodology to be used for financial guaranty premium revenue recognition and claim liability measurement as well as requiring expanded disclosures about the insurance enterprise’s risk management activities. The provisions of FAS 163 related to premium revenue recognition and claim liability measurement are effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.  Earlier application of these provisions is not permitted.  The expanded risk management activity disclosure provisions of FAS 163 are effective for the third quarter of 2008.  FAS 163 will be applied to all existing and future financial guaranty insurance contracts written by us.  The cumulative effect of initially applying FAS 163 will be recorded as an adjustment to retained earnings as of January 1, 2009.  The adoption of FAS 163 is expected to have a material effect on our financial statements.  We are in the process of estimating the impact of the adoption of FAS 163.  We will continue to follow our existing accounting policies in regards to premium revenue recognition and claim liability measurement until we adopt FAS 163 on January 1, 2009.

Reclassification

Effective with the quarter ended March 31, 2008, we reclassified the revenues, expenses and balance sheet items associated with financial guaranty contracts that our financial guaranty subsidiaries write in the form of credit default swap (“CDS”) contracts.  The reclassification does not change our net income (loss) or shareholder’s equity.  This reclassification is being adopted by us after agreement with member companies of the Association of Financial Guaranty Insurers in consultation with the staffs of the Office of the Chief Accountant  and the Division of Corporate Finance of the Securities and Exchange Commission.  The reclassification is being implemented in order to increase comparability of our financial statements with other financial guaranty companies that have CDS contracts.

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

Fair Value  of Credit Derivatives

We follow FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), FAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”) and FAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“FAS 155”), which establishes accounting and reporting standards for derivative instruments and FAS 157 “Fair Value Measurements”, which establishes a comprehensive framework for measuring fair value. FAS 133 and FAS 149 require recognition of all derivatives on the balance sheet at fair value.  FAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  FAS 157 also requires an entity maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value. The price shall represent that available in the principal market for the asset or liability.  If there is no principal market, then the price is based on the market that maximizes the value received for an asset or minimizes the amount paid for a liability (i.e. the most advantageous market).

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

Our realized gains and other settlements on credit derivatives include credit derivative premiums received and receivable, credit derivative losses paid and payable and realized gains or losses due to early terminations and ceding commissions (expense) income.  Credit derivative premiums and ceding commissions (expense) income are earned over the life of the transaction.  Claim payments or recoveries are related to credit events requiring payment by or to us under the credit derivative contract.  Realized gains or losses are recorded related to the early termination of credit derivative contracts.

Our unrealized gains and losses on credit derivatives represent changes in fair value of these instruments that are required to be recorded under FAS 133.  The unrealized gains and losses on credit derivatives will amortize to zero as the exposure approaches its maturity date, unless there is a payment default on the exposure. However, in the event that we terminate a credit derivative contract prior to maturity the unrealized gain or loss will be realized through realized gains or losses and other settlements on credit derivatives. Changes in the fair value of our credit derivative contracts do not reflect actual claims or credit losses, and have no impact on our claims paying resources, rating agency capital or regulatory capital positions.

We do not typically exit our credit derivative contracts and there are not quoted prices for our instruments or similar instruments.  Observable inputs other than quoted market prices exist, however, these inputs reflect contracts that do not contain terms and conditions similar to the credit derivatives issued by us.  Therefore, the valuation of our credit derivative contracts requires the use of models that contain significant, unobservable inputs.  Thus, we believe that our credit derivative contract valuations are in Level 3 in the fair value hierarchy of FAS 157.

The fair value of these instruments represents the difference between the present value of remaining contractual premiums charged for the credit protection and the estimated present value of premiums that a comparable financial guarantor would hypothetically charge for the same protection at the balance sheet date.  The fair value of these contracts depends on a number of factors including notional amount of the contract, expected term, credit spreads, changes in interest rates, recovery rates, the credit ratings of the referenced entities, our own credit risk and remaining contractual flows.

Remaining contractual cash flows, which are included in the realized gains and other settlements on credit derivatives component of credit derivatives, are the most readily observable variables since they are based on the CDS contractual terms.  These variables include i) net premiums received and receivable on written credit derivative contracts, ii) net premiums paid and payable on purchased contracts, iii) losses paid and payable to credit derivative contract counterparties and iv) losses recovered and recoverable on purchased contracts.  The remaining key variables described above impact unrealized gains (losses) on credit derivatives.

Market conditions at June 30, 2008 were such that market prices were generally not available. Where market prices were not available, we used a combination of observable market data and valuation models, including various market indexes, credit spreads, our own credit risk and estimated contractual payments to estimate the fair value of our credit derivatives. These models are primarily developed internally based on market conventions for similar transactions. Management considers the non-standard terms of its credit derivative contracts in determining the fair value of these contracts. These terms differ from credit derivatives sold by companies outside of the financial guaranty industry. The non-standard terms include the absence of collateral support agreements or immediate settlement provisions, relatively high attachment points and the fact that we do not typically exit derivatives we sell for credit protection purposes, except under specific circumstances such as exiting a line of business. Because of these terms and conditions, the fair value of our credit derivatives may not reflect the same prices observed in an actively traded market of credit default swaps that do not contain terms and conditions similar to those observed in the financial guaranty market. These models and the related assumptions are continuously reevaluated by management and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely market information.

Valuation models include the use of management estimates and current market information. Management is also required to make assumptions on how the fair value of credit derivative instruments is affected by current market conditions. Management considers factors such as current prices charged for similar agreements, performance of underlying assets, life of the instrument, and the extent of credit default swaps exposure we ceded under reinsurance agreements, and the nature and extent of activity in the financial guaranty credit derivative marketplace. The assumptions that management uses to determine its fair value may change in the future due to market conditions. Due to the inherent uncertainties of the assumptions used in the valuation models to determine the fair value of these credit derivative products, actual experience may differ from the estimates reflected in our consolidated financial statements, and the differences may be material.

The fair value adjustment recognized in our statements of operations for the three months ended June 30, 2008 (“Second Quarter 2008”) was a $708.5 million gain compared with a $(17.9) million loss for the three months ended June 30, 2007 (“Second Quarter 2007”). The fair value adjustment recognized in our statements of operations for the six months ended June 30, 2008 (“Six Months 2008”) was a $448.9 million gain compared with a $(28.2)

million loss for the six months ended June 30, 2007 (“Six Months 2007”). The change in fair value for Second Quarter 2008 and Six Months 2008 is mainly due to an increase in the market measure of the Company’s credit risk as indicated by the cost of CDS credit protection on us, which increased from 180 basis points at December 31, 2007 to 900 basis points at June 30, 2008, which was only partially offset by widening spreads of the underlying obligations.  The change in fair value for Second Quarter 2007 and Six Months 2007 was attributable to spreads widening and included no credit losses. For Second Quarter 2008 and Six Months 2008, approximately 55% and 65%, respectively, of our unrealized gain on credit derivative financial instruments is attributable to the fair value of high yield and investment grade corporate collateralized loan obligation transactions, with the balance of the change in fair values principally in the residential and commercial mortgage backed securities markets. With considerable volatility continuing in the market, the fair value adjustment amount will fluctuate significantly in future periods. The Second Quarter 2008 and Six Months 2008 amounts also included a fair value gain of $8.9 million and $17.4 million, pre-tax, respectively, related to Assured Guaranty Corp.’s CCS Securities as resulting of the widening of the Company’s credit spreads. The Company recorded no fair value gain in Second Quarter 2007 and Six Months 2007, as the fair value of CCS securities was $0 as of June 30, 2007, March 31, 2007 and December 31, 2006.

Valuation of Investments

As of June 30, 2008 and December 31, 2007, we had total investments of $3.7 billion and $3.1 billion, respectively. The fair values of all of our investments are calculated from independent market valuations. The fair values of the Company’s U.S. Treasury securities are primarily determined based upon broker dealer quotes obtained from several independent active market makers. The fair values of the Company’s portfolio other than U.S. Treasury securities are determined primarily using matrix pricing models. The matrix pricing models incorporate factors such as tranche type, collateral coupons, average life, payment speeds, and spreads, in order to calculate the fair values of specific securities owned by the Company.  As of June 30, 2008, under FAS 157, all of our fixed maturity securities were classified as Level 2 and our short-term investments were classified as either Level 1 or Level 2.

As of June 30, 2008, approximately 86% of our investments were long-term fixed maturity securities, and our portfolio had an average duration of 4.2 years, compared with 82% and 3.9 years as of December 31, 2007. Changes in interest rates affect the value of our fixed maturity portfolio. As interest rates fall, the fair value of fixed maturity securities increases and as interest rates rise, the fair value of fixed maturity securities decreases. The Company’s portfolio is comprised primarily of high-quality, liquid instruments. We continue to receive sufficient information to value our investments and have not had to modify our approach due to the current market conditions.

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

A focus of management’s assessment is the evaluation of securities that have been in an unrealized loss position for 12-months or more.  We consider the nature of the investment, the cause for the impairment (interest or credit related), the severity (both as a percentage of book value and absolute dollars) and duration of the impairment  and any other available evidence, such as discussions with investment advisors, volatility of the securities fair value, recent news reports, etc., when performing our assessment.

As of June 30, 2008, the Company’s gross unrealized loss position stood at $50.5 million compared to $28.9 million at March 31, 2008.  The $21.6 million increase in gross unrealized losses is primarily attributable to mortgage and asset-backed securities, $14.0 million, and corporate securities, $6.7 million.  The increase in these unrealized losses during the three months ended June 30, 2008 was primarily the result of widening credit spreads in these sectors.

As of June 30, 2008, the Company had 107 securities in an unrealized loss position for greater than 12 months, representing a gross unrealized loss of $12.0 million.  Of these securities, 3 corporate securities had unrealized losses greater than 10% of book value, with no unrealized loss greater than 15% of book value.  The total unrealized loss for these three securities as of June 30, 2008 was $0.8 million.

The Company wrote down $0.3 million of investments for other than temporary impairment losses for the three- and six-month periods ended June 30, 2008. The Company had no write downs of investments for other than temporary impairment losses for the three- and six-month periods ended June 30, 2007.

The following table summarizes the unrealized losses in our investment portfolio by type of security and the length of time such securities have been in a continuous unrealized loss position as of the dates indicated:

	As of June 30, 2008		As of December 31, 2007
Length of Time in Continuous Unrealized Loss Position	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	($ in millions)
Municipal securities
0-6 months	$419.8	$(7.4)	$67.2	$(0.6)
7-12 months	53.2	(3.6)	123.0	(1.9)
Greater than 12 months	103.7	(5.5)	8.6	(0.3)
	576.7	(16.5)	198.8	(2.8)

Corporate securities
0-6 months	214.4	(6.8)	13.6	(0.3)
7-12 months	5.9	(0.4)	22.2	(0.8)
Greater than 12 months	19.0	(2.6)	12.8	(0.3)
	239.3	(9.8)	48.6	(1.4)

U.S. Government obligations
0-6 months	73.7	(1.3)	25.4	—
7-12 months	—	—	—	—
Greater than 12 months	—	—	—	—
	73.7	(1.3)	25.4	—

Mortgage and asset-backed securities
0-6 months	606.1	(13.9)	37.7	(0.4)
7-12 months	9.4	(0.4)	32.0	(0.3)
Greater than 12 months	160.6	(8.6)	254.4	(4.0)
	776.1	(22.9)	324.1	(4.7)
Total	$1,665.8	$(50.5)	$596.9	$(8.9)

The following table summarizes the unrealized losses in our investment portfolio by type of security and remaining time to maturity as of the dates indicated:

	As of June 30, 2008		As of December 31, 2007
Remaining Time to Maturity	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	($ in millions)

Municipal securities
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	28.4	(0.4)	1.9	(0.1)
Due after ten years	548.3	(16.1)	196.9	(2.7)
	576.7	(16.5)	198.8	(2.8)

Corporate securities
Due in one year or less	—	—	7.2	—
Due after one year through five years	64.9	(1.7)	16.1	(0.3)
Due after five years through ten years	135.1	(5.2)	12.0	(0.2)
Due after ten years	39.3	(2.9)	13.3	(0.9)
	239.3	(9.8)	48.6	(1.4)

U.S. Government obligations
Due in one year or less	—	—	—	—
Due after one year through five years	9.1	—	25.4	—
Due after five years through ten years	64.6	(1.3)	—	—
Due after ten years	—	—	—	—
	73.7	(1.3)	25.4	—
Mortgage and asset-backed securities	776.1	(22.9)	324.1	(4.7)
Total	$1,665.8	$(50.5)	$596.9	$(8.9)

The following table summarizes, for all securities sold at a loss through June 30, 2008 and 2007, the fair value and realized loss by length of time such securities were in a continuous unrealized loss position prior to the date of sale:

	Three Months Ended June 30,
	2008		2007
Length of Time in Continuous Unrealized Loss Prior to Sale	Estimated Fair Value	Gross Realized Losses	Estimated Fair Value	Gross Realized Losses
	($ in millions)

Municipal securities
0-6 months	$—	$—	$16.1	$(0.1)
7-12 months	—	—	—	—
Greater than 12 months	—	—	—	—
	—	—	16.1	(0.1)

Corporate securities
0-6 months	1.1	—	0.6	—
7-12 months	—	—	—	—
Greater than 12 months	—	—	7.4	(0.1)
	1.1	—	8.0	(0.1)

U.S. Government securities
0-6 months	—	—	23.0	(0.4)
7-12 months	—	—	—	—
Greater than 12 months	—	—	16.3	(0.2)
	—	—	39.3	(0.6)

Mortgage and asset-backed securities
0-6 months	46.8	(0.4)	36.4	(0.1)
7-12 months	—	—	—	—
Greater than 12 months	4.2	(0.1)	51.7	(0.9)
	51.0	(0.5)	88.1	(1.0)

Preferred stock(1)
0-6 months	4.6	(0.3)	—	—
7-12 months	—	—	—	—
Greater than 12 months	—	—	—	—
	4.6	(0.3)	—	—
Total	$56.7	$(0.8)	$151.5	$(1.8)

(1)         Relates to other than temporary impairment losses.

	Six Months Ended June 30,
	2008		2007
Length of Time in Continuous Unrealized Loss Prior to Sale	Estimated Fair Value	Gross Realized Losses	Estimated Fair Value	Gross Realized Losses
	($ in millions)

Municipal securities
0-6 months	$2.5	$(0.3)	$44.9	$(0.2)
7-12 months	—	—	—	—
Greater than 12 months	—	—	—	—
	2.5	(0.3)	44.9	(0.2)

Corporate securities
0-6 months	1.5	—	0.6	—
7-12 months	2.1	—	—	—
Greater than 12 months	—	—	7.4	(0.1)
	3.6	—	8.0	(0.1)

U.S. Government securities
0-6 months	—	—	24.0	(0.4)
7-12 months	—	—	—	—
Greater than 12 months	—	—	17.0	(0.2)
	—	—	41.0	(0.6)

Mortgage and asset-backed securities
0-6 months	51.7	(0.5)	36.4	(0.1)
7-12 months	1.2	—	—	—
Greater than 12 months	5.4	(0.1)	77.6	(1.2)
	58.3	(0.6)	114.0	(1.3)

Preferred stock(1)
0-6 months	4.6	(0.3)	—	—
7-12 months	—	—	—	—
Greater than 12 months	—	—	—	—
	4.6	(0.3)	—	—
Total	$69.0	$(1.2)	$207.9	$(2.2)

(1)         Relates to other than temporary impairment losses.

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

In our reinsurance businesses, we estimate the ultimate written and earned premiums to be received from a ceding company at the end of each quarter and the end of each year because some of our ceding companies report premium data anywhere from 30 to 90 days after the end of the relevant period. Written premiums reported in our statement of operations are based upon reports received from ceding companies supplemented by our own estimates of premium for which ceding company reports have not yet been received. As of June 30, 2008 and December 31, 2007, the assumed premium estimate and related ceding commissions included in our unaudited interim consolidated financial statements were $2.7 million and $0.8 million and $8.8 million and $2.0 million,  respectively. Key assumptions used to arrive at management’s best estimate of assumed premiums are premium amounts reported historically and informal communications with ceding companies. Differences between such estimates and actual amounts are recorded in the period in which the actual amounts are determined. Historically, the differences have not been material. We do not record a provision for doubtful accounts related to our assumed premium estimate. Historically there have not been any material issues related to the collectibility of assumed premium. No provision for doubtful accounts related to our premium receivable was recorded for June 30, 2008 or December 31, 2007.

Deferred Acquisition Costs

Acquisition costs incurred, other than those associated with credit derivative products, that vary with and are directly related to the production of new business are deferred and amortized in relation to earned premiums. These costs include direct and indirect expenses such as ceding commissions, brokerage expenses and the cost of underwriting and marketing personnel. As of June 30, 2008 and December 31, 2007, we had deferred acquisition costs of $284.6 million and $259.3 million, respectively. Ceding commissions paid to primary insurers are the largest component of deferred acquisition costs, constituting 64% and 68% of total deferred acquisition costs as of June 30, 2008 and December 31, 2007, respectively. Management uses its judgment in determining what types of costs should be deferred, as well as what percentage of these costs should be deferred. We annually conduct a study to determine which operating costs vary with, and are directly related to, the acquisition of new business and qualify for deferral. Ceding commissions received on premiums we cede to other reinsurers reduce acquisition costs. Anticipated losses, LAE and the remaining costs of servicing the insured or reinsured business are considered in determining the recoverability of acquisition costs. Acquisition costs associated with credit derivative products are expensed as incurred. When an insured issue is retired early, as discussed in the Premium Revenue Recognition section of these Critical Accounting Estimates, the remaining related deferred acquisition cost is expensed at that time.

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

The U.S. Internal Revenue Service (“IRS”) has completed audits of all of the Company’s U.S. subsidiaries’ federal income tax returns for taxable years through 2001. In September 2007, the IRS completed its audit of tax years 2002 through 2004 for Assured Guaranty Overseas US Holdings Inc. and subsidiaries, which includes Assured Guaranty Overseas US Holdings Inc., AGRO, Assured Guaranty Mortgage Insurance Company and AG Intermediary Inc. As a result of the audit there were no significant findings and no cash settlements with the IRS. In addition the IRS is reviewing Assured Guaranty US Holdings Inc. and subsidiaries (“AGUS”) for tax years 2002 through the date of the IPO. AGUS includes Assured Guaranty US Holdings Inc., AGC and AG Financial Products and were part of the consolidated tax return of a subsidiary of ACE Limited (“ACE”), our former Parent, for years prior to the IPO. The Company is indemnified by ACE for any potential tax liability associated with the tax examination of AGUS as it relates to years prior to the IPO. In addition, tax years 2005 and subsequent remain open.

Deferred Income Taxes

As of June 30, 2008 and December 31, 2007, we had a net deferred income tax asset of $32.5 million and $147.6 million, respectively. Certain of our subsidiaries are subject to U.S. income tax. Deferred income tax assets and liabilities are established for the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Such temporary differences relate principally to unrealized gains and losses on investments and derivative financial instruments, deferred acquisition costs, reserves for losses and LAE, unearned premium reserves, net operating loss carryforwards (“NOLs”) and statutory contingency reserves. A valuation allowance is recorded to reduce a deferred tax asset to the amount that in management’s opinion is more likely than not to be realized.

As of June 30, 2008, Assured Guaranty Re Overseas Ltd. (“AGRO”) had a stand alone NOL of $50.6 million, compared with $54.8 million as of December, 31, 2007, which is available to offset its future U.S. taxable income. The Company has $29.9 million of this NOL available through 2017 and $20.7 million available through 2023. AGRO’s stand alone NOL is not permitted to offset the income of any other members of AGRO’s consolidated group due to certain tax regulations. Under applicable accounting rules, we are required to establish a valuation allowance for NOLs that we believe are more likely than not to expire before being utilized. Management has assessed the likelihood of realization of all of its deferred tax assets. Based on this analysis, management believes it is more likely than not that $20.0 million of AGRO’s $50.6 million NOL will not be utilized before it expires and has established a $7.0 million valuation allowance related to the NOL deferred tax asset. Management believes that all other deferred income taxes are more-likely-than-not to be realized. The valuation allowance is subject to considerable judgment, is reviewed quarterly and will be adjusted to the extent actual taxable income differs from estimates of future taxable income that may be used to realize NOLs or capital losses.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007.  The total liability for unrecognized tax benefits as of June 30, 2008 and December 31, 2007 was $2.8 million and $2.8 million, respectively, and is included in other liabilities on the balance sheet. The Company does not believe it is reasonably possible that this amount will change significantly in the next twelve months.  The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.

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

The Company initially recorded a $49.0 million reduction of its existing deferred tax liability, based on an estimate of the ultimate resolution of the Section 338(h)(10) election. Under the tax allocation agreement, the

Company estimated that, as of the IPO date, it was obligated to pay $20.9 million to AFS and accordingly established this amount as a liability. The initial difference, which is attributable to the change in the tax basis of certain liabilities for which there is no associated step-up in the tax basis of its assets and no amounts due to AFS, resulted in an increase to additional paid-in capital of $28.1 million. As of June 30, 2008 and December 31, 2007, the liability for tax basis step-up adjustment, which is included in the Company’s balance sheets in “Other liabilities,” were $9.5 million and $9.9 million, respectively. The Company has paid ACE and correspondingly reduced its liability by $0.4 million and $4.5 million in Six Months 2008 and Six Months 2007, respectively.

Accounting for Share-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of FAS No. 123 (revised), “Share-Based Payment” (“FAS 123R”) using the modified prospective transition method. Share-based compensation expense in Second Quarter 2008 and Second Quarter 2007 was $2.0 million ($1.5 million after tax) and $3.9 million ($3.2 million after tax), respectively.  Share-based compensation expense in Six Months 2008 and Six Months 2007 was $8.4 million ($6.9 million after tax) and $9.5 million ($7.8 million after tax), respectively. The effect on basic and diluted earnings per share for Second Quarter 2008 and Six Months 2008 was $0.02 and $0.08, respectively. The effect on basic and diluted earnings per share for Second Quarter 2007 was $0.05. The effect on basic and diluted earnings per share for Six Months 2007 was $0.12 and $0.11, respectively. Second Quarter 2008 and Second Quarter 2007 expense included $(0.2) million ($(0.2) million after tax) and $1.1 million ($1.0 million after tax), respectively, related to accelerated vesting for stock award grants to retirement-eligible employees. Six Months Quarter 2008 and Six Months 2007 expense included $3.7 million ($3.3 million after tax) and $3.7 million ($3.1 million after tax), respectively, related to accelerated vesting for stock award grants to retirement-eligible employees.

Accounting for Cash-Based Compensation

The Company’s compensation expense for the three- and six-month periods ended June 30, 2008 and 2007 was in the form of performance retention awards and the awards that were made in 2008 (which vest over a four year period) and 2007 (which cliff vest after 4 years). The Company recognized approximately $0.8 million ($0.6 million after tax) and $39,100 ($27,100 after tax) of expense for performance retention awards in Second Quarter 2008 and Second Quarter 2007, respectively. The Company recognized approximately $6.3 million ($5.2 million after tax) and $0.1 million ($0.1 million after tax) of expense for performance retention awards in Six Months 2008 and Six Months 2007, respectively. Included in Second Quarter 2008 and Six Months 2008 amounts were $0 million and $4.6 million, respectively, of accelerated expense related to retirement-eligible employees.

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

The tables below provide information on the risk ratings and certain other risk characteristics of the Company’s RMBS, subprime RMBS, CDOs of ABS and Prime exposures as of June 30, 2008 (dollars in millions):

Distribution by Ratings(1) of Residential Mortgage-Backed Securities by Category as of June 30, 2008

	June 30, 2008
	US		International		Total Net Par
Ratings (1):	Prime	Subprime	Prime	Subprime	Outstanding	% of Total
Super senior	$5,554	$3,370	$2,826	$—	$11,750	39.3%
AAA	2,499	2,372	7,009	15	11,895	39.8%
AA	366	581	154	2	1,103	3.7%
A	1,338	203	110	—	1,651	5.5%
BBB	978	276	14	—	1,267	4.2%
Below investment grade	2,023	190	—	—	2,213	7.4%
Total exposures	$12,758	$6,992	$10,113	$17	$29,879	100.0%

Distribution of Residential Mortgage-Backed Securities by Category and by Year Insured as of June 30, 2008

	US		International		Total Net Par
Year insured:	Prime	Subprime	Prime	Subprime	Outstanding	% of Total
2004 and prior	$616	$648	$463	$14	1,741	5.8%
2005	1,543	101	1,245	0	2,889	9.7%
2006	699	4,558	2,383	—	7,639	25.6%
2007	7,129	1,649	2,830	2	11,610	38.9%
2008 YTD	2,771	37	3,192	—	6,000	20.1%
	$12,758	$6,992	$10,113	$17	$29,879	100.0%

Distribution of U.S. Residential Mortgage-Backed Securities by Rating(1) as of June 30, 2008

	Direct		Reinsurance		Total
	Net Par		Net Par		Net Par
Ratings (1):	Outstanding	%	Outstanding	%	Outstanding	%
Super senior	$8,915	48.9%	$9	0.6%	$8,924	45.2%
AAA	4,508	24.7%	363	24.0%	4,871	24.7%
AA	844	4.6%	103	6.8%	947	4.8%
A	1,371	7.5%	170	11.3%	1,541	7.8%
BBB	915	5.0%	338	22.4%	1,254	6.3%
Below investment grade	1,685	9.2%	528	34.9%	2,213	11.2%
	$18,238	100.0%	$1,512	100.0%	$19,750	100.0%

(1) Assured’s internal rating.  Assured’s scale is comparable to that of the nationally recognized rating agencies.  The super senior category, which is not generally used by rating agencies, is used by the Company in instances where Assured’s AAA-rated exposure has additional credit enhancement due to either (1) the existence of another security rated AAA that is subordinated to Assured’s exposure or (2) Assured’s exposure benefits from a different form of credit enhancement that would pay any claims first in the event that any of the exposures incurs a loss, and such credit enhancement, in management’s opinion, causes Assured’s attachment point to be materially above the AAA attachment point.

Financial Guaranty Direct U.S. Residential Mortgage-Backed Securities Net Par Outstanding Underwritten Since January 1, 2004 by Rating(1) and Year of Issue as of June 30, 2008

Year	Super	AAA	AA	A	BBB	BIG
Issued	Senior	Rated	Rated	Rated	Rated	Rated	Total
2004 and prior	$17	$436	$6	$—	$178	$54	$691
2005	2,082	2,213	180	—	—	706	5,181
2006	1,387	404	400	150	444	118	2,903
2007	5,429	1,455	257	1,221	293	807	9,462
2008 YTD	—	—	—	—	—	—	—
	$8,915	$4,508	$844	$1,371	$915	$1,685	$18,238

% of total	48.9%	24.7%	4.6%	7.5%	5.0%	9.2%	100.0%

Distribution of Financial Guaranty Direct U.S. Residential Mortgage-Backed Securities by Rating(1) as of June 30, 2008

Ratings (1):	Prime First Lien	Prime Closed End Seconds	Prime HELOC	Alt-A First Lien	Subprime First Lien	Total Net Par Outstanding
Super senior	$696	$48	$—	$4,800	$3,370	$8,915
AAA	338	64	—	1,873	2,233	4,508
AA	—	257	6	—	580	844
A	—	—	—	1,177	194	1,371
BBB	662	—	19	—	234	915
Below investment grade	—	97	1,416	93	79	1,685
Total exposures	$1,697	$466	$1,441	$7,944	$6,690	$18,238

Distribution of Financial Guaranty Direct U.S. Residential Mortgage-Backed Securities by Rating(1) as of June 30, 2008

Ratings (1:)	Prime First Lien	Prime Closed End Seconds	Prime HELOC	Alt-A First Lien	Subprime First Lien
Super senior	41.0%	10.3%	—	60.4%	50.4%
AAA	19.9%	13.6%	—	23.6%	33.4%
AA	—	55.2%	0.4%	—	8.7%
A	—	—	—	14.8%	2.9%
BBB	39.0%	—	1.3%	—	3.5%
Below investment grade	—	20.8%	98.2%	1.2%	1.2%
Total exposures	100.0%	100.0%	100.0%	100.0%	100.0%

Distribution of Financial Guaranty Direct U.S. Residential Mortgage-Backed Securities by Year Insured as of June 30, 2008

Year insured:	Prime First Lien	Prime Closed End Seconds	Prime HELOC	Alt-A First Lien	Subprime First Lien	Total Net Par Outstanding
2004 and prior	$—	$—	$25	$133	$516	$675
2005	194	—	706	439	88	1,428
2006	369	—	—	54	4,535	4,958
2007	1,134	466	710	4,547	1,550	8,406
2008 YTD	—	—	—	2,771	—	2,771
	$1,697	$466	$1,441	$7,944	$6,690	$18,238

Distribution of Financial Guaranty Direct U.S. Residential Mortgage-Backed Securities by Year Issued as of June 30, 2008

Year issued:	Prime First Lien	Prime Closed End Seconds	Prime HELOC	Alt-A First Lien	Subprime First Lien	Total Net Par Outstanding
2004 and prior	$—	$—	$25	$150	$516	$691
2005	194	—	706	557	3,723	5,181
2006	369	—	—	634	1,900	2,903
2007	1,134	466	710	6,603	550	9,462
2008 YTD	—	—	—	—	—	—
	$1,697	$466	$1,441	$7,944	$6,690	$18,238

(1) Assured’s internal rating.  Assured’s scale is comparable to that of the nationally recognized rating agencies.  The super senior category, which is not generally used by rating agencies, is used by the Company in instances where Assured’s AAA-rated exposure has additional credit enhancement due to either (1) the existence of another security rated AAA that is subordinated to Assured’s exposure or (2) Assured’s exposure benefits from a different form of credit enhancement that would pay any claims first in the event that any of the exposures incurs a loss, and such credit enhancement, in management’s opinion, causes Assured’s attachment point to be materially above the AAA attachment point.

Distribution of Financial Guaranty Direct U.S. Residential Mortgage-Backed Securities Issued January 1, 2005 or Later by Exposure Type, Average Pool Factor, Subordination, Cumulative Losses and 60+ Day Delinquincies as of June 30, 2008 (1)

U.S. Prime First Lien

Year issued:	Net Par Outstanding	Pool Factor(2)	Subordination (3)	Cumulative Losses (4)	60+ Day Delinquencies (5)
2005	$194	77.8%	3.3%	0.03%	1.4%
2006	369	73.2%	4.2%	0.0%	2.9%
2007	1,134	91.2%	9.2%	0.0%	1.7%
2008	—	N/A	N/A	N/A	N/A
	$1,697	85.8%	7.5%	0.004%	1.9%

U.S. Prime CES

Year issued:	Net Par Outstanding	Pool Factor(2)	Subordination (3)	Cumulative Losses (4)	60+ Day Delinquencies (5)
2005	$—	N/A	N/A	N/A	N/A
2006	—	N/A	N/A	N/A	N/A
2007	466	82.9%	32.9%	10.6%	12.8%
2008	—	N/A	N/A	N/A	N/A
	$466	82.9%	32.9%	10.6%	12.8%

U.S. Prime HELOC

Year issued:	Net Par Outstanding	Pool Factor(2)	Subordination (3)	Cumulative Losses (4)	60+ Day Delinquencies (5)
2005	$706	39.1%	0.6%	6.3%	12.9%
2006	—	N/A	N/A	N/A	N/A
2007	710	79.7%	0.0%	6.2%	8.2%
2008	—	N/A	N/A	N/A	N/A
	$1,416	59.4%	0.3%	6.2%	10.5%

U.S. Alt-A First Lien

Year issued:	Net Par Outstanding	Pool Factor(2)	Subordination (3)	Cumulative Losses (4)	60+ Day Delinquencies (5)
2005	$557	57.6%	13.4%	0.3%	8.2%
2006	634	75.1%	31.6%	0.4%	18.6%
2007	6,603	83.5%	20.5%	0.2%	11.1%
2008	—	N/A	N/A	N/A	N/A
	$7,794	81.0%	20.9%	0.2%	11.5%

U.S. Subprime First Lien

Year issued:	Net Par Outstanding	Pool Factor(2)	Subordination (3)	Cumulative Losses (4)	60+ Day Delinquencies (5)
2005	$3,723	39.3%	59.9%	3.2%	40.9%
2006	1,900	57.4%	41.3%	3.8%	39.0%
2007	550	63.1%	41.5%	4.0%	40.0%
2008	—	N/A	N/A	N/A	N/A
	$6,174	47.0%	52.5%	3.4%	40.2%

U.S. CMBS

Year issued:	Net Par Outstanding	Pool Factor(2)	Subordination (3)	Cumulative Losses (4)	60+ Day Delinquencies (5)
2005	$3,429	97.2%	28.8%	0.0%	0.1%
2006	1,418	98.6%	30.5%	0.0%	0.1%
2007	554	92.9%	19.2%	0.0%	0.9%
2008	—	N/A	N/A	N/A	N/A
	$5,401	97.2%	28.3%	0.0%	0.1%

(1)  For this release, net par outstanding is based on values as of June 2008.  Pool factor, subordination, cumulative losses and delinquency data is based on June 2008 information obtained from Intex, Bloomberg, and/or provided by the trustee and may be subject to restatement or correction.

(2)  Pool factor is the percentage of net par outstanding divided by the original net par outstanding of the transactions at inception.

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

Financial Guaranty Direct Collateralized Debt Obligations of Asset-Backed Securities (CDOs of ABS)(1) Net Par Outstanding by Type of CDO, by Year Insured and by Collateral:

			Type of Collateral as a Percent of Total Pool							Ratings as of June 30, 2008
Year Insured	Legal Final Maturity(2)	Net Par Outstanding	ABS	RMBS (Includes Subprime)	Comm. MBS (CMBS)(3)	CDOs of Investment Grade Corporate	CDOs of ABS	Total Collateral Pool	U.S. Subprime RMBS	S&P	Moody’s	Original AAA Sub- ordination	Original Sub- ordination Below Assured	Current Sub- ordination Below Assured

CDOs of Mezzanine ABS(3):
2001	2017	$113.6	0%	0%	100%	0%	0%	100%	0%	AAA	Aaa	25.1%	25.1%	30.3%
2001	2016	59.8	0%	0%	100%	0%	0%	100%	0%	AAA	Aaa	28.1%	28.1%	40.1%
2002	2017	124.9	0%	0%	100%	0%	0%	100%	0%	AAA	Aaa	24.6%	24.6%	34.9%
2002	2017	107.1	0%	0%	100%	0%	0%	100%	0%	AAA	Aaa	22.1%	22.1%	28.6%
2002	2017	88.7	0%	0%	100%	0%	0%	100%	0%	AAA	Aaa	35.0%	35.0%	48.0%
2002	2017	71.2	0%	0%	100%	0%	0%	100%	0%	AAA	Aaa	24.0%	24.0%	32.2%
2003	2018	124.1	0%	0%	100%	0%	0%	100%	0%	AAA	Aaa	20.0%	20.0%	25.1%
2003	2038	75.7	0%	0%	100%	0%	0%	100%	0%	AAA	Aaa	23.0%	38.0%	47.6%
2003	2018	49.9	0%	0%	100%	0%	0%	100%	0%	AAA	Aaa	63.0%	63.0%	66.3%
	Subtotal:	$815.0	0%	0%	100%	0%	0%	100%	0%	AAA	Aaa	27.2%	28.6%	36.6%

CDOs of High Grade ABS(4):
No CDO of ABS business written

CDOs of Pooled AAA ABS(5):
2003	2010	741.1	35%	34%	26%	5%	0%	100%	0%	AAA	Aaa	0.0%	12.5%	12.5%
Subtotal:		$741.1	35%	34%	26%	5%	0%	100%	0%	AAA	Aaa	0.0%	12.5%	12.5%

Total:		$1,556.0	17%	16%	65%	2%	0%	100%	0%	AAA	Aaa	14.2%	20.9%	25.1%

(1) A “CDO of ABS” is a collateralized debt obligation (CDO) transaction whose collateral pool consists primarily of asset-backed securities (ABS), including mortgage-backed securities (MBS).  ABS transactions securities generally represent an ownership interest in a trust that contains collateral supporting the notes.  Those interests are divided into several tranches that can have varying levels of subordination, credit protection triggers and credit ratings.

(2) “Legal Final Maturity” represents the final date for payment specified in the transaction documents and does not take into account prepayments that shorten the expected maturity and weighted average life.

(3) “CDOs of Mezzanine ABS” is a market term that refers to transactions where the underlying collateral at issuance is comprised primarily of mezzanine tranches rated BBB or lower.  The collateral underlying Assured’s exposure to CDOs of Mezzanine ABS is comprised of mezzanine tranches of CMBS transactions and senior unsecured debt issued by commercial property REITs.  The transactions to which Assured has exposure are static pools rather than actively managed transactions, and the collateral in these static pools was originated primarily in the period from 1997-2003. The collateral underlying Assured’s exposure to CDOs of Mezzanine ABS had weighted average ratings, based on rating information as of June 30, 2008, as follows: 18% AAA, 7% AA, 12% A, 45% BBB and 18% below investment grade (BIG).

(4) “CDOs of High Grade ABS” is a market term that refers to transactions where the underlying collateral at issuance is comprised of mezzanine tranches rated single-A or higher.

(5) “CDOs of Pooled AAA ABS” is a market term that refers to transactions where the underlying collateral at issuance is comprised of the senior-most AAA rated securities.  Assured’s exposure to CDOs of Pooled AAA ABS was rated, based on rating information as of June 30, 2008: 100% AAA.

Consolidated Results of Operations (1)

The following table presents summary consolidated results of operations data for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	($ in millions)

Revenues:
Gross written premiums	$245.8	$71.8	$421.6	$126.9
Net written premiums	240.7	68.5	410.4	119.9
Net earned premiums	51.7	38.0	98.5	75.0
Net investment income	40.2	30.9	76.8	62.3
Net realized investment gains (losses)	1.5	(1.5)	2.1	(1.8)
Change in fair value of credit derivatives
Realized gains and other settlements on credit derivatives	31.8	16.2	59.4	34.4
Unrealized gains (losses) on credit derivatives	708.5	(17.9)	448.9	(28.2)
Net change in fair value of credit derivatives	740.3	(1.7)	508.3	6.2
Other income	9.0	—	17.6	—

Total revenues	842.7	65.6	703.3	141.7

Expenses:
Loss and loss adjustment expenses (recoveries)	38.1	(9.8)	93.3	(13.8)
Profit commission expense	1.0	0.9	2.2	2.5
Acquisition costs	11.8	10.9	23.7	21.7
Operating expenses	19.7	18.8	48.3	39.5
Interest expense	5.8	5.8	11.6	11.9
Other expenses	1.7	0.7	2.5	1.3

Total expenses	78.2	27.3	181.6	63.1

Income before provision for income taxes	764.5	38.3	521.7	78.7

Provision for income taxes	219.3	5.5	145.7	6.9

Net income	$545.2	$32.8	$376.0	$71.8

Underwriting (loss) gain by segment:
Financial guaranty direct	$(0.4)	$9.8	$(19.3)	$18.5
Financial guaranty reinsurance	5.4	21.7	(2.0)	35.3
Mortgage guaranty	0.5	1.3	1.2	3.1
Other	1.9	—	1.9	1.3

Total	$7.3	$32.7	$(18.1)	$58.1

(1)              Some amounts may not add due to rounding.

We organize our business around four principal business segments: financial guaranty direct, financial guaranty reinsurance, mortgage guaranty and other. There are a number of lines of business that we have exited as part of our IPO in April 2004, which are included in the other segment. However, the results of these businesses are reflected in the above numbers. These unaudited interim consolidated financial statements cover the Second Quarter 2008, Second Quarter 2007, Six Months 2008 and Six Months 2007.

Net Income

Net income was $545.2 million and $32.8 million for Second Quarter 2008 and Second Quarter 2007, respectively. The increase of $512.4 million in 2008 compared with 2007 is primarily due to the following factors:

•                  a $708.5 million unrealized gain on credit derivatives in Second Quarter 2008 compared with a $(17.9) million unrealized loss on credit derivatives in Second Quarter 2007, mainly attributable to the Company’s own credit spread widening. Net of related income taxes, the unrealized gain (loss) on credit derivatives, was $495.7 million and $(13.1) million for Second Quarter 2008 and Second Quarter 2007, respectively. With considerable volatility continuing in the market, this amount will fluctuate significantly in future periods,

•                  an increase of $9.3 million in net investment income to $40.2 million in Second Quarter 2008 from $30.9 million in Second Quarter 2007 which is attributable to increased invested assets from positive operating cash flows as well as increased capital from equity offerings in April 2008 and December 2007,

•                  an increase in other income, which included a fair value gain of $8.9 million pre-tax, $5.8 million after-tax, related to Assured Guaranty Corp.’s committed capital securities.

Partially offsetting these positive factors were:

•                  a decrease of $25.4 million in underwriting gain to $7.3 million in 2008, compared with a $32.7 million underwriting gain in 2007, primarily due to an increase in loss and loss adjustment expenses associated with an increase in reserves related to our RMBS exposures,

•                  a $213.8 million increase in our provision for income tax to $219.3 million in Second Quarter 2008, compared with $5.5 million in Second Quarter 2007.  This provision is mainly related to the unrealized gain on credit derivatives recognized in Second Quarter 2008,

Net income was $376.0 million for Six Months 2008, compared with $71.8 million for Six Months 2007. The increase of $304.2 million in 2008 compared with 2007 is primarily due to the same reasons mentioned above. The increase in operating expenses during Six Months 2008 was also due to (1) the amortization of restricted stock and stock option awards, due to new stock awards in 2008 and the related amortization as well as the accelerated vesting of these awards for retirement eligible employees as required by FAS 123R and (2) expansion of our performance retention plan. In addition,  Six Months 2007 provision for income taxes included a $4.1 million reduction of the Company’s FIN 48 liability, which was reduced subsequent to the adoption of FIN 48, due to final regulations on the treatment of a tax uncertainty regarding the use of consolidated losses.

Gross Written Premiums

	Three Months Ended June 30,		Six Months Ended June 30,
Gross Written Premiums	2008	2007	2008	2007
	($ in millions)

Financial guaranty direct	$197.8	$45.6	$344.2	$77.8
Financial guaranty reinsurance	48.0	25.5	73.4	44.2
Mortgage guaranty	—	0.5	0.5	1.5
Total financial guaranty gross written premiums	245.8	71.7	418.1	123.5

Other	—	0.1	3.5	3.4
Total gross written premiums	$245.8	$71.8	$421.6	$126.9

Gross written premiums for Second Quarter 2008 were $245.8 million compared with $71.8 million for Second Quarter 2007. Gross written premiums from our financial guaranty direct operations increased $152.2 million in Second Quarter 2008 compared with Second Quarter 2007, reflecting growth in our U.S. public finance business.  The Second Quarter 2008 financial guaranty direct segment included upfront gross written premiums of $183.2 million from our U.S. public finance business, an increase of $167.7 million compared with the Second

Quarter 2007. Additionally, the Second Quarter 2008 reflects an increase in financial guaranty reinsurance gross written premiums of $22.5 million compared to the same period last year, mainly due to an increase in facultative cessions, which included $14.8 million of premium as a result of a portfolio assumption from one of our cedants.

Gross written premiums for Six Months 2008 were $421.6 million, compared with $126.9 million for Six Months 2007.  Gross written premiums in our financial guaranty direct operations increased $266.4 million for Six Months 2008 compared with Six Months 2007 primarily due to a $291.1 million increase in U.S. generated business, of which $282.2 million was from our upfront public finance business, as we continue to increase our market share.  Partially offsetting this increase was a reduction of our international business to $8.0 million in Six Months 2008, compared with $32.7 million for Six Months 2007. Gross written premiums in our financial guaranty reinsurance segment increased primarily due to the same reasons mentioned above.

Net Earned Premiums

	Three Months Ended June 30,		Six Months Ended June 30,
Net Earned Premiums	2008	2007	2008	2007
	($ in millions)

Financial guaranty direct	$20.8	$12.0	$38.1	$24.1
Financial guaranty reinsurance	29.6	23.7	57.4	45.6
Mortgage guaranty	1.3	2.3	3.1	5.4
Total financial guaranty net earned premiums	51.7	38.0	98.5	75.0

Other	—	—	—	—
Total net earned premiums	$51.7	$38.0	$98.5	$75.0

Net earned premiums for Second Quarter 2008 were $51.7 million compared with $38.0 million for Second Quarter 2007.  Financial guaranty direct net earned premiums increased $8.8 million in Second Quarter 2008, compared with Second Quarter 2007.  This increase is attributable to the continued growth of our in-force book of business, resulting in increased net earned premiums. Second Quarter 2008 and Second Quarter 2007 had no earned premiums from public finance refundings in the financial guaranty direct segment.  Public finance refunding premiums reflect the unscheduled pre-payment or refundings of underlying municipal bonds.  Excluding refundings, our financial guaranty reinsurance segment increased $10.2 million in Second Quarter 2008 compared with Second Quarter 2007 due mainly to the portfolio assumed from Ambac in December 2007, which contributed $8.7 million to net premiums earned in the Second Quarter 2008.   The $1.0 million decrease in net earned premiums in our mortgage guaranty segment in Second Quarter 2008 compared with Second Quarter 2007 reflects the run-off of our quota share treaty business as well as commutations executed in the latter part of 2007.

Net earned premiums for Six Months 2008 were $98.5 million, compared with $75.0 million for Six Months 2007.  Financial guaranty direct segment net earned premiums were $38.1 million for Six Months 2008 an  increase of  $14.0 million compared with Six Months 2007. Six Months 2007 included public finance refundings of $1.7 million in the financial guaranty direct segment.  Six Months 2008 had no earned premiums from public finance refundings in the financial guaranty direct segment.  The variances in the financial guaranty direct, financial guaranty reinsurance and mortgage guaranty segments for Six Months 2008 compared with Six Months 2007 are primarily due to the same reasons mentioned above.

Net Investment Income

Net investment income was $40.2 million for Second Quarter 2008, compared with $30.9 million for Second Quarter 2007. The $9.3 million increase is attributable to increased invested assets due to positive operating cash flows as well as increased capital from equity offerings in April 2008 and December 2007.

Net investment income was $76.8 million for Six Months 2008, compared with $62.3 million for Six Months 2007.  Pre-tax book yields were 4.7% and 5.1% for the six-month periods ended June 30, 2008 and 2007, respectively. The $14.5 million increase for Six Months 2008 compared with Six Months 2007 is primarily due to the same reasons mentioned above.

Net Realized Investment Gains (Losses)

Net realized investment gains (losses), principally from the sale of fixed maturity securities were $1.5 million and $(1.5) million for Second Quarter 2008 and Second Quarter 2007, respectively, and $2.1 million and $(1.8) million for Six Months 2008 and Six Months 2007, respectively. The Company wrote down $0.3 million of investments for other than temporary impairment losses for the three and six months ended June 30, 2008. The Company had no write downs of investments for other than temporary impairment losses for the three and six months ended June 30, 2007. Net realized investment losses, net of related income taxes, were $0.9 million and $(1.3) million for Second Quarter 2008 and Second Quarter 2007, respectively, and $1.3 million and $(1.5) million for Six Months 2008 and Six Months 2007, respectively.

Realized Gains and Other Settlements on Credit Derivatives

	Three Months Ended June 30,		Six Months Ended June 30,
Realized gains and other settlements on credit derivatives	2008	2007	2008	2007
	($ in millions)

Net credit derivative premiums received and receivable:
Direct segment	$30.6	$16.3	$58.0	$33.1
Reinsurance segment	0.8	—	1.3	—
Total net credit derivative premiums received and receivable	31.5	16.3	59.3	33.1
Net credit derivative losses recovered and recoverable	0.4	—	0.4	1.3
Ceding commissions (expense) income, net	(0.1)	(0.1)	(0.3)	—
Total realized gains and other settlements on credit derivatives	$31.8	$16.2	$59.4	$34.4

Realized gains and other settlements on credit derivatives, were $31.8 million and $16.2 million for Second Quarter 2008 and Second Quarter 2007, respectively.  Total net credit derivative premiums received and receivable, which represents premium income recognized attributable to CDS contracts,  was $31.5 million and $16.3 million for the Second Quarter 2008 and Second Quarter 2007, respectively.  This increase is attributable to growth in our direct business written in credit derivative form.  Net credit derivative losses recovered and recoverable, which represents contractual claim losses paid and payable related to insured credit events under these contracts, of $0.4 million and $0 million for Second Quarter 2008 and Second Quarter 2007, respectively, related to recoveries received by us related to claim payments made in prior years.   We did not have any losses paid or payable under these contracts in either Second Quarter 2008 and Second Quarter 2007.

Realized gains and other settlements on credit derivatives, were $59.4 million and $34.4 million for Six Months 2008 and Six Months 2007, respectively.  Total net credit derivative premiums received and receivable, which represents premium income recognized attributable to CDS contracts,  was $59.3 million and $33.1 million for the Six Months 2008 and Six Months Quarter 2007, respectively.  This increase is attributable to growth in our direct business written in credit derivative form.  Net credit derivative losses recovered and recoverable, which represents contractual claim losses paid and payable related to insured credit events under these contracts, of $0.4 million and $1.3 million for Six Months 2008 and Six Months 2007, respectively, related to recoveries received by us related to claim payments made in prior years.   We did not have any losses paid or payable under these contracts in either Six Months 2008 or Six Months 2007.

Unrealized Gains (Losses) on Credit Derivatives

	Three Months Ended June 30,		Six Months Ended June 30,
Unrealized gains (losses) on credit derivatives	2008	2007	2008	2007
	($ in millions)

Unrealized gains (losses) on credit derivatives, excluding incurred losses on credit derivatives	$714.1	$(17.2)	$457.7	$(26.9)
Incurred losses on credit derivatives	(5.6)	(0.7)	(8.8)	(1.3)
Total unrealized gains (losses) on credit derivatives	$708.5	$(17.9)	$448.9	$(28.2)

Credit derivatives are recorded at fair value as required by FAS 133, FAS 149 and FAS 155. The fair value adjustment for Second Quarter 2008 and Second Quarter 2007 was a $708.5 million gain and a $17.9 million loss, respectively. The change in fair value for Second Quarter 2008 includes a gain of $958.7 million associated with the change in AGC’s credit spread, which widened substantially from 540 basis points at March 31, 2008 to 900 basis points at June 30, 2008.  Management believes that the widening of AGC’s credit spread is the result of, among other things, the reduced liquidity in the market and increased demand for credit protection against AGC commensurate with our increased new business production and the correlation between AGC’s risk profile and that experienced currently by the broader financial markets.  Partially offsetting the gain attributable to the increase in AGC’s credit spread were declines in fixed income security market prices attributable to widening spreads in certain markets as a result of the continued deterioration in credit markets and some credit rating downgrades, rather than from delinquencies or defaults on securities guaranteed by the Company.  The higher credit spreads in the fixed income security market are due to the continued lack of liquidity in the high yield collateralized debt obligation and collateralized loan obligation markets as well as continuing market concerns over the most recent vintages of subprime residential mortgage backed securities.  For the three months ended June 30, 2008, approximately 55% of our unrealized gain on credit derivative financial instruments is attributable to the fair value of high yield and investment grade corporate collateralized loan obligation transactions, with the balance of the change in fair values principally in the residential and commercial mortgage backed securities markets. Changes in the fair value of our credit derivative contracts do not reflect actual claims or credit losses, and have no impact on the Company’s claims paying resources, rating agency capital or regulatory capital positions. With considerable volatility continuing in the market, the fair value adjustment amount will fluctuate significantly in future periods. The change in fair value for Second Quarter 2007 was due to credit spreads widening, primarily related to the deterioration of the sub-prime mortgage market, and included no credit losses.  Unrealized gains (losses) on credit derivative financial instruments, net of related income taxes, were $495.7 million and $(13.1) million for Second Quarter 2008 and Second Quarter 2007, respectively.

The fair value adjustment for Six Months 2008 and Six Months 2007 was a $448.9 million gain and a $28.2 million loss, respectively. The change in fair value for Six Months 2008 was attributable to the higher credit risk of the Company as indicated by the cost of credit protection on us, which increased from 180 basis points at December 31, 2007 to 900 basis points at June 30, 2008.  For the six months ended June 30, 2008, approximately 65% of our unrealized gain on credit derivative financial instruments is attributable to the fair value of high yield and investment grade corporate collateralized loan obligation transactions, with the balance of the change in fair values principally in the residential and commercial mortgage backed securities markets. Changes in the fair value of our credit derivative contracts do not reflect actual claims or credit losses, and have no impact on our claims paying resources, rating agency capital or regulatory capital positions. With considerable volatility continuing in the market, the fair value adjustment amount will fluctuate significantly in future periods. The change in fair value for Six Months 2007 was due to credit spreads widening, primarily related to the deterioration of the sub-prime mortgage market, and included no credit losses.  Unrealized gains (losses) on credit derivative financial instruments, net of related income taxes, were $312.2 million and $(20.4) million for Six Months 2008 and Six Months 2007, respectively.

The gain or loss created by the estimated fair value adjustment will rise or fall based on estimated market pricing and may not be an indication of ultimate claims. Fair value is defined as the amount at which an asset or liability could be bought or sold in a current transaction between willing parties. We enter into credit derivative contracts which require us to make payments upon the occurrence of certain defined credit events relating to an underlying obligation (generally a fixed income obligation). Our credit derivative exposures are substantially similar to our financial guaranty insurance contracts and provide for credit protection against payment default. They are contracts that are generally held to maturity. The unrealized gains and losses on credit derivative financial instruments will reduce to zero as the exposure approaches its maturity date, unless there is a payment default on the exposure.

Management also calculates portfolio and case reserves expenses on our credit derivative contracts in the same manner as we do for our financial guaranty insurance contracts.  Prior to the First Quarter 2008, incurred losses on credit derivatives was apportioned in our financial statements from unrealized gains (losses) on credit derivatives and included in loss and loss adjustment expenses.  As a result of reclassifying our accounting activity related to credit derivative contracts commencing with the First Quarter 2008, we no longer make this apportionment in our financial statements, but believe it is an important metric in evaluating the credit quality of our credit derivative contracts.  The incurred losses on credit derivatives were $5.6 million and $0.7 million for Second Quarter 2008 and Second Quarter 2007, respectively, and $8.8 million and $1.3 million for Six Months 2008 and Six Months 2007, respectively.

Other Income

The Second Quarter 2008 and Six Months 2008 amounts included a fair value gain of $8.9 million and $17.4 million, pre-tax, respectively, related to Assured Guaranty Corp.’s committed capital securities. The Company recorded a fair value gain of $0 in both Second Quarter 2007 and Six Months 2007, as the fair value of CCS securities was $0 as of June 30, 2007, March 31, 2007 and December 31, 2006.

Loss and Loss Adjustment Expenses (Recoveries)

	Three Months Ended June 30,		Six Months Ended June 30,
Loss and Loss Adjustment Expenses (Recoveries)	2008	2007	2008	2007
	($ in millions)

Financial guaranty direct	$28.2	$1.0	$64.1	$1.7
Financial guaranty reinsurance	11.3	(11.0)	30.5	(15.8)
Mortgage guaranty	0.1	0.1	0.1	0.2
Total financial guaranty loss and loss adjustment expenses (recoveries)	39.6	(9.8)	94.7	(13.8)

Other	(1.5)	—	(1.5)	—
Total loss and loss adjustment expenses (recoveries)	$38.1	$(9.8)	$93.3	$(13.8)

Loss and loss adjustment expenses (“LAE”) for Second Quarter 2008 and Second Quarter 2007 were $38.1 million and $(9.8) million, respectively.  Loss and loss adjustment expenses for the financial guaranty direct segment increased $27.2 million to $28.2 million in Second Quarter 2008 from $1.0 million in Second Quarter 2007.  Second Quarter 2008 included an increase in case reserves of $31.2 million, mainly related to one Closed-End Second transaction and HELOC exposures, other than the direct Countrywide transactions, driven by  further deterioration, including increases in delinquencies and decreases in credit enhancement. The financial guaranty reinsurance segment loss and loss adjustment expenses were $11.3 million in Second Quarter 2008, compared with $(11.0) million in Second Quarter 2007.  Second Quarter 2008 included increases in case reserves of $6.1 million and paid losses of $11.2 million related primarily to our HELOC exposures. This was offset by a $5.9 million decrease in portfolio reserve related to these reinsured exposures where a case reserve was established. During Second Quarter 2007 the financial guaranty direct segment had loss and loss adjustment expenses of $1.0 million due to portfolio reserve additions.  During Second Quarter 2007 we decreased loss reserves $11.0 million in our financial guaranty reinsurance segment, principally related to a portfolio reserve release associated with the restructuring of a European infrastructure transaction.

Loss and LAE for Six Months 2008 and Six Months 2007 were $93.3 million and $(13.8) million, respectively.  In addition to Second Quarter 2008 and 2007 activity, results for the financial guaranty direct segment for Six Months 2008 included an increase in portfolio reserves of $35.7 million, mainly related to our HELOC and other RMBS exposures driven by internal ratings downgrades. First Quarter 2007 included a $1.0 million portfolio reserve increase, primarily attributable to downgrades of transactions in our CMC list related to the subprime mortgage market. In addition to the Second Quarter 2008 activity mentioned above, the financial guaranty reinsurance segment included increases in case and portfolio reserves of $9.7 million and $7.4 million, respectively, related primarily to our HELOC and U.S. Subprime RMBS exposures during Six Months 2008. In addition to the Second Quarter 2007 activity mentioned above, the financial guaranty reinsurance segment included $(4.8) million of incurred losses principally due to aircraft-related transactions during Six Months 2007.

Profit Commission Expense

Profit commissions, which are primarily related to our mortgage guaranty segment, allow the ceding company to share favorable experience on a reinsurance contract due to lower than expected losses. Expected or favorable loss development generates profit commission expense, while the inverse occurs on unfavorable loss development. Portfolio reserves are not a component of these profit commission calculations. Profit commissions for Second Quarter 2008 and Six Months 2008 were $1.0 million and $2.2 million, respectively, compared with $0.9 million and $2.5 million for the comparable periods in the prior year. The decrease in the Six Month expense is primarily related to commutations executed in our mortgage segment.

Acquisition Costs

Acquisition costs primarily consist of ceding commissions, brokerage fees and operating expenses that are related to the acquisition of new business. Acquisition costs that vary with and are directly related to the acquisition of new business are deferred and amortized in relation to earned premium. For Second Quarter 2008 and Second Quarter 2007, acquisition costs incurred were $11.8 million and $10.9 million, respectively, while Six Months 2008 and Six Months 2007 acquisition costs incurred were $23.7 million and $21.7 million, respectively. These amounts are consistent with changes in net earned premium from non-derivative transactions.

Operating Expenses

For Second Quarter 2008 and Second Quarter 2007, operating expenses were $19.7 million and $18.8 million, respectively.  Operating expenses for Six Months 2008 were $48.3 million, compared with $39.5 million for Six Months 2007.  The $0.9 million increase for Second Quarter 2008 compared with Second Quarter 2007 and the $8.8 million increase for Six Months 2008 compared with Six Months 2007 was mainly due to the amortization of restricted stock and stock option awards, due to new stock awards and other performance retention programs each year and the related amortization as well as the accelerated vesting of these awards for retirement eligible employees for which the expense was recognized in the first quarter 2008.  Also contributing to the increase are higher salaries and related employee benefits, due to staffing additions and merit increases.

Interest Expense

For Second Quarter 2008 and Second Quarter 2007, interest expense was $5.8 million in both periods. For Six Months 2008 and Six Months 2007, interest expense was $11.6 million and $11.9 million, respectively. Interest expense related to the issuance of our 7% Senior Notes (“Senior Notes”) in May 2004 was $3.3 million in both Second Quarter 2008 and Second Quarter 2007 and $6.7 million in both Six Months 2008 and Six Months 2007. Interest expense related to the issuance of our 6.40% Series A Enhanced Junior Subordinated Debentures in December 2006 was $2.5 million in both Second Quarter 2008 and Second Quarter 2007 and $4.9 million in both Six Months 2008 and Six Months 2007. In addition, Six Months 2007 included $0.2 million of interest expense on taxes owed.

Other Expenses

For Second Quarter 2008 and Second Quarter 2007, other expenses were $1.7 million and $0.7 million, respectively. For Six Months 2008 and Six Months 2007, other expenses were $2.5 million and $1.3 million, respectively. These amounts reflect the put option premiums associated with AGC’s $200.0 million committed capital securities. The increase in Second Quarter 2008 and Six Months 2008 compared to the respective periods in 2007 was due to the increase in annualized rates from One-Month LIBOR plus 110 basis points to One-Month LIBOR plus 250 basis points as a result of the failed auction process in April 2008.

Income Tax

For Second Quarter 2008 and Second Quarter 2007, income tax expense was $219.3 million and $5.5 million, respectively.  For Six Months 2008 and Six Months 2007, income tax expense was $145.7 million and $6.9 million, respectively.  Our effective tax rate was 28.7% and 27.9% for Second Quarter 2008 and Six Months 2008, respectively, compared with 14.4% and 8.8% for Second Quarter 2007 and Six Months 2007, respectively. Our effective tax rates reflect the proportion of income recognized by each of our operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 35%, UK subsidiaries taxed at the UK marginal corporate tax rate of 30%, and no taxes for our Bermuda holding company and subsidiaries. Accordingly, our overall corporate effective tax rate fluctuates based on the distribution of taxable income across these jurisdictions.   Second Quarter 2008 and Six Months 2008 included $495.7 million and $312.2 million, respectively, of unrealized gains on credit derivatives, the majority of which is associated with subsidiaries taxed in the U.S., compared with $(13.1) million and $(20.4) million, respectively, of unrealized losses on credit derivatives in Second Quarter 2007 and Six Months 2007. Six Months 2007 also  included a $4.1 million reduction of the Company’s FIN 48 liability, which was reduced subsequent to adoption of FIN 48, due to final regulations on the treatment of a tax uncertainty regarding the use of consolidated losses.

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

The table below summarizes the financial results of our financial guaranty direct segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	($ in millions)

Gross written premiums	$197.8	$45.6	$344.2	$77.8
Net written premiums	192.6	42.6	336.7	74.4
Net earned premiums	20.8	12.0	38.1	24.1
Realized gains and other settlements on credit derivatives:
Net credit derivative premiums received and receivable	30.6	16.3	58.0	33.1
Net credit derivative losses recovered and recoverable	—	—	—	—
Ceding commissions (expense) income, net	0.2	(0.1)	0.1	—
Total realized gains and other settlements on credit derivatives	30.9	16.2	58.1	33.1
Loss and loss adjustment expenses	28.2	1.0	64.1	1.7
Incurred losses on credit derivatives	5.6	0.7	8.8	1.3
Total loss and loss adjustment expenses	33.8	1.7	72.9	2.9
Profit commission expense	—	—	—	—
Acquisition costs	3.1	2.2	6.1	5.2
Operating expenses	15.2	14.5	36.5	30.4
Underwriting (loss) gain	$(0.4)	$9.8	$(19.3)	$18.5

Loss and loss adjustment expense ratio	65.7%	6.0%	75.9%	5.1%
Expense ratio	35.1%	59.4%	44.2%	62.5%
Combined ratio	100.8%	65.4%	120.1%	67.6%

	Three Months Ended June 30,		Six Months Ended June 30,
Gross Written Premiums	2008	2007	2008	2007
	($ in millions)

Public finance	$183.8	$35.6	$314.6	$57.0
Structured finance	14.0	10.1	29.6	20.8
Total	$197.8	$45.6	$344.2	$77.8

For Second Quarter 2008 the financial guaranty direct segment contributed $197.8 million to gross written premiums, an increase of $152.2 million, compared with $45.6 million for Second Quarter 2007. The increase reflects our continued execution of our direct business strategy resulting in increased market share, particularly in the U.S. public finance market.  Second Quarter 2008 included upfront gross written premiums of $183.2 million from our U.S. public finance business, an increase of $167.7 million compared to the Second Quarter 2007.  Gross written premiums for Six Months 2008 and Six Months 2007 were $344.2 million and $77.8 million, respectively.  Gross written premiums in our financial guaranty direct operations increased $266.4 million for Six Months 2008 compared with Six Months 2007 primarily due to a $291.1 million increase in U.S. generated business, of which $282.2 million was from our upfront public finance business, as we continue to increase our book of business.  Partially offsetting this increase was a reduction of our international infrastructure business to $8.0 million in Six

Months 2008, compared with $32.7 million for Six Months 2007, as the prior included a few large infrastructure transactions.

Generally, gross and net written premiums from the public finance market are received upfront, while the structured finance market has been received on an installment basis. For Six Months 2008, 91% of gross written premiums in this segment were upfront premiums and 9% were installment premiums. For Six Months 2007, 72% of gross written premiums in this segment were upfront premiums and 28% were installment premiums.

	Three Months Ended June 30,		Six Months Ended June 30,
Net Written Premiums	2008	2007	2008	2007
	($ in millions)

Public finance	$179.3	$33.4	$308.3	$54.8
Structured finance	13.3	9.1	28.4	19.6
Total	$192.6	$42.6	$336.7	$74.4

For Second Quarter 2008 and Six Months 2008, net written premiums were $192.6 million and $336.7 million, respectively, compared with $42.6 million for Second Quarter 2007 and $74.4 million for Six Months 2007.  The variances in net written premiums are consistent with the variances in gross written premiums as we typically retain a substantial portion of this business.

	Three Months Ended June 30,		Six Months Ended June 30,
Net Earned Premiums	2008	2007	2008	2007
	($ in millions)

Public finance	$7.2	$2.3	$11.3	$6.1
Structured finance	13.6	9.7	26.8	18.0
Total	$20.8	$12.0	$38.1	$24.1

Included in public finance direct net earned premiums are refundings of	$—	$—	$—	$1.7

Net earned premiums for Second Quarter 2008 were $20.8 million compared with $12.0 million for Second Quarter 2007.  The increase in net earned premiums reflects our increased market penetration, which has resulted in growth of our in-force book of business. Net earned premiums for Six Months 2008 increased $14.0 million compared with Six Months 2007 for the same reason.  Included in Six Months 2007 financial guaranty direct net earned premiums are $1.7 million of public finance refundings, which reflect the unscheduled pre-payment or refundings of underlying municipal bonds. These unscheduled refundings are sensitive to market interest rates.  There were no unscheduled refundings during Second Quarter and  Six Months 2008.  We evaluate our net earned premiums both including and excluding these refundings.

	Three Months Ended June 30,		Six Months Ended June 30,
Realized gains and other settlements on credit derivatives	2008	2007	2008	2007
	($ in millions)

Net credit derivative premiums received and receivable	$30.6	$16.3	$58.0	$33.1
Net credit derivative losses recovered and recoverable or payable	—	—	—	—
Ceding commissions income (expense), net	0.2	(0.1)	0.1	—
Total realized gains and other settlements on credit derivatives	$30.9	$16.2	$58.1	$33.1

Realized gains and other settlements on credit derivatives, were $30.9 million and $16.2 million for Second Quarter 2008 and Second Quarter 2007, respectively, and $58.1 million and $33.1 million for Six Months 2008 and Six Months 2007, respectively, and was comprised only of net credit derivative premiums received and receivable, which represents premium income recognized attributable to CDS contracts. This increase is attributable to the increase in our direct business written in credit derivative form, as indicated by a 50% increase in par outstanding since June 30, 2007.  We did not have any losses paid or payable under these contracts in either 2008 or 2007.

Loss and LAE were $28.2 million and $1.0 million, respectively, for Second Quarter 2008 and Second Quarter 2007, while loss and LAE were $64.1 million and $1.7 million for Six Months 2008 and Six Months 2007, respectively.  Second Quarter 2008 included an increase in case reserves of $31.2 million mainly attributable to one Closed-End Second transaction and HELOC exposures, other than the direct Countrywide transactions, driven by further deterioration, including increases in delinquencies and decreases in credit enhancement. Second  Quarter 2007 included portfolio reserve additions of $1.0 million primarily attributable to downgrades of transactions in our CMC list related to the subprime mortgage market.

In addition to the three-month activity discussed above, Six Months 2008 included an increase in portfolio reserves of $35.7 million mainly attributable to our HELOC and other RMBS exposures driven by internal ratings downgrades, while Six Months 2007 reflected a $1.7 million portfolio reserve increase.

Acquisition costs incurred for Second Quarter 2008 and Six Months 2008 were $3.1 million and $6.1 million, respectively. For Second Quarter 2007 and Six Months 2007 acquisition costs were $2.2 million and $5.2 million, respectively. The changes in acquisition costs incurred over the periods are directly related to changes in net earned premium from non-derivative transactions.

Operating expenses for Second Quarter 2008 and Second Quarter 2007 were $15.2 million and $14.5 million, respectively.  Operating expenses for Six Months 2008 were $36.5 million, compared with $30.4 million for Six Months 2007. The increase in operating expenses for the periods is mainly due to the amortization of restricted stock and stock option awards, due to new stock awards and other performance retention programs each year and the related amortization as well as the accelerated vesting of these awards for retirement eligible employees.  Also contributing to the increase are higher salaries and related employee benefits, due to staffing additions and merit increases.

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

The table below summarizes the financial results of our financial guaranty reinsurance segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	($ in millions)

Gross written premiums	$48.0	$25.5	$73.4	$44.2
Net written premiums	48.0	25.5	73.2	44.0
Net earned premiums	29.6	23.7	57.4	45.6
Realized gains and other settlements on credit derivatives:
Net credit derivative premiums received and receivable	0.8	—	1.3	—
Net credit derivative losses recovered and recoverable	—	—	—	—
Ceding commissions (expense) income, net	(0.3)	—	(0.4)	—
Total realized gains and other settlements on credit derivatives	0.6	—	0.9	—
Loss and loss adjustment expenses (recoveries)	11.3	(11.0)	30.5	(15.8)
Incurred losses on credit derivatives	—	—	—	—
Total loss and loss adjustment expenses (recoveries)	11.3	(11.0)	30.5	(15.8)
Profit commission expense	0.9	0.5	2.0	1.4
Acquisition costs	8.6	8.6	17.4	16.3
Operating expenses	4.0	3.9	10.4	8.3
Underwriting gain (loss)	$5.4	$21.7	$(2.0)	$35.3

Loss and loss adjustment expense ratio	37.1%	(46.4)%	51.9%	(34.6)%
Expense ratio	45.2%	54.9%	51.5%	57.1%
Combined ratio	82.3%	8.5%	103.4%	22.5%

	Three Months Ended June 30,		Six Months Ended June 30,
Gross Written Premiums	2008	2007	2008	2007
	($ in millions)

Public finance	$37.7	$19.6	$50.9	$32.2
Structured finance	10.3	5.9	22.5	12.0
Total	$48.0	$25.5	$73.4	$44.2

Gross written premiums for our financial guaranty reinsurance segment include upfront premiums on transactions underwritten during the period, plus installment premiums on business primarily underwritten in prior periods. Consequently, this amount is affected by changes in the business mix between public finance and structured finance. For Six Months 2008, 57% of gross written premiums in this segment were upfront premiums and 43% were installment premiums. For Six Months 2007, 59% of gross written premiums in this segment were upfront premiums and 41% were installment premiums.

Gross written premiums for Second Quarter 2008 were $48.0 million, an increase of $22.5 million, compared with $25.5 million for Second Quarter 2007, while gross written premiums for Six Months 2008 were $73.4 million, an increase of $29.2 million, compared with $44.2 million for Six Months 2007. The increase for both periods is attributable to increased premiums from facultative cessions, including $14.8 million of premium as a result of a portfolio assumption executed during Second Quarter 2008.

The following table summarizes the Company’s gross written premiums by type of contract:

	Three Months Ended June 30,		Six Months Ended June 30,
Gross Written Premiums	2008	2007	2008	2007
	($ in millions)

Treaty	$17.9	$16.9	$29.7	$31.1
Facultative	30.1	8.6	43.7	13.1
Total	$48.0	$25.5	$73.4	$44.2

The following table summarizes the Company’s gross written premiums by significant client:

	Three Months Ended June 30,		Six Months Ended June 30,
Gross Written Premiums by Client(1)	2008	2007	2008	2007
	($ in millions)

Financial Security Assurance Inc	$20.5	$12.1	$38.9	$22.9
Financial Guaranty Insurance Company	16.5	2.5	17.9	4.8
Ambac Assurance Corporation(2)	8.4	3.3	12.1	6.7
MBIA Insurance Corporation	1.7	2.6	3.5	4.1
XL Capital Assurance Ltd.	0.7	5.0	0.8	5.6

(1)          Excludes credit derivative gross written premiums.

(2)          In December 2007, the Company’s reinsurance subsidiary, AG Re, reinsured a diversified portfolio of financial guaranty contracts totaling approximately $29 billion of net par outstanding from Ambac.

	Three Months Ended June 30,		Six Months Ended June 30,
Net Written Premiums	2008	2007	2008	2007
	($ in millions)

Public finance	$37.8	$19.6	$50.7	$32.0
Structured finance	10.3	5.9	22.5	12.0
Total	$48.0	$25.5	$73.2	$44.0

For Second Quarter 2008 and Six Months 2008, net written premiums were $48.0 million and $73.2 million, respectively, compared with $25.5 million and $44.0 million, respectively, for the same periods last year.  The changes in all periods are consistent with the changes in gross written premiums because, to date, we have not retroceded a significant amount of premium to external reinsurers.

	Three Months Ended June 30,		Six Months Ended June 30,
Net Earned Premiums	2008	2007	2008	2007
	($ in millions)

Public finance	$17.5	$16.9	$36.1	$32.9
Structured finance	12.1	6.8	21.3	12.7
Total	$29.6	$23.7	$57.4	$45.6

Included in public finance reinsurance net earned premiums are refundings of	$2.1	$6.4	$4.5	$9.6

Net earned premiums for Second Quarter 2008 and Six Months 2008 were $29.6 million and $57.4 million, respectively, compared with $23.7 million and $45.6 million for Second Quarter 2007 and Six Months 2007, respectively. Public finance net earned premiums also include refundings, which reflect the unscheduled pre-payment or refundings of underlying municipal bonds. These unscheduled refundings, which were $2.1 million and $4.5 million for Second Quarter 2008 and Six Months 2008, respectively, compared with $6.4 million and $9.6 million, respectively, for the same periods last year, are sensitive to market interest rates.  Excluding refundings, net earned premiums increased $10.3 million and $16.9 million in the three and six months ended June 30, 2008 compared with 2007, due primarily to the portfolio assumed from Ambac in December 2007, which contributed $8.7 million and $15.3 million to net earned premiums in Second Quarter 2008 and Six Months 2008, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
Realized gains and other settlements on credit derivatives	2008	2007	2008	2007
	($ in millions)

Net credit derivative premiums received and receivable	$0.8	$—	$1.3	$—
Net credit derivative losses recovered and recoverable or payable	—	—	—	—
Ceding commissions (expense) income, net	(0.3)	—	(0.4)	—
Total realized gains and other settlements on credit derivatives	$0.6	$—	$0.9	$—

Realized gains and other settlements on credit derivatives, were $0.6 million and $0 million for Second Quarter 2008 and Second Quarter 2007, respectively, and $0.9 million and $0 million for Six Months 2008 and Six Months 2007, respectively. Net credit derivative premiums received and receivable, which represents premium income recognized attributable to CDS contracts, and related ceding commission expense, increased based on amounts reported to us by our cedants.  We did not have any losses paid or payable under these contracts in either the three and six months ended June 30, 2008 and 2007.

Loss and LAE were $11.3 million and $(11.0) million for Second Quarter 2008 and Second Quarter 2007, respectively.  Second Quarter 2008 included increases to case reserves of $6.1 million and paid losses of $11.2 million mainly related to our HELOC exposures. This was offset by a $5.9 million decrease in portfolio reserves associated with transactions where a case reserve was established. During Second Quarter 2007 we had a portfolio reserve release related to the restructuring of a European infrastructure transaction.

Loss and LAE were $30.5 million and $(15.8) million for Six Months 2008 and Six Months 2007, respectively.  In addition to the reserve increases mentioned above,  Six Months 2008 included increases to case and portfolio reserves of $9.3 million and $7.4 million, respectively, mainly related to our U.S. Subprime RMBS and HELOC exposures. In addition to Second Quarter 2007 activity, discussed above,  the financial guaranty reinsurance segment had $(4.8) million of incurred losses principally due to aircraft-related transactions during Six Months 2007.

Profit commission expense was $0.9 million in Second Quarter 2008 compared to $0.5 million in Second Quarter 2007, and $2.0 million in Six Months 2008 compared to $1.4 million in Six Months 2007.  The increase is primarily related to amounts reported by our ceding companies. Second Quarter 2007 included a $0.5 million release of profit commission reserves based on updated information received from cedants.

For both Second Quarter 2008 and Second Quarter 2007, acquisition costs incurred were $8.6 million while acquisition costs incurred were $17.4 million for Six Months 2008 compared with $16.3 million for Six Months 2007. The changes in acquisition costs incurred over the periods are directly related to changes in net earned premiums from non-derivative transactions and also reflect a decrease in negotiated ceding commission rates for transactions executed in recent years.

Operating expenses for Second Quarter 2008 and Second Quarter 2007 were $4.0 million and $3.9 million, respectively.  Operating expenses for Six Months 2008 were $10.4 million, compared with $8.3 million for Six Months 2007. The increase in operating expenses for the six month period is mainly due to the increase in first quarter 2008 amortization of restricted stock and stock option awards, primarily due to the amortization of restricted stock and stock option awards, due to new stock awards and other performance retention programs each year and the related amortization as well as the accelerated vesting of these awards for retirement eligible employees.  Also contributing to the increase are higher salaries and related employee benefits, due to staffing additions and merit increases.

Mortgage Guaranty Segment

Mortgage guaranty insurance provides protection to mortgage lending institutions against the default of borrowers on mortgage loans that, at the time of the advance, had a loan-to-value ratio in excess of a specified ratio. We primarily function as a reinsurer in this industry and assume all or a portion of the risks undertaken by primary mortgage insurers.

The table below summarizes the financial results of our mortgage guaranty segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	($ in millions)

Gross written premiums	$—	$0.5	$0.5	$1.5
Net written premiums	—	0.5	0.5	1.5
Net earned premiums	1.3	2.3	3.1	5.4
Loss and loss adjustment expenses	0.1	0.1	0.1	0.2
Profit commission expense	0.1	0.4	0.2	1.1
Acquisition costs	0.1	—	0.2	0.2
Operating expenses	0.5	0.5	1.4	0.8
Underwriting gain	$0.5	$1.3	$1.2	$3.1

Loss and loss adjustment expense ratio	7.9%	4.3%	3.2%	3.7%
Expense ratio	55.1%	39.1%	57.5%	38.3%
Combined ratio	63.0%	43.4%	60.7%	42.0%

Gross written premiums for Second Quarter 2008 and Six Months 2008 were $0 million and $0.5 million, respectively, compared with $0.5 million and $1.5 million for the comparable periods in 2007.  The decrease in gross written premiums for both periods is primarily related to the run-off of our quota share treaty business as well as commutations executed in the latter part of 2007.

Net written premiums for Second Quarter 2008 and Six Months 2008 were $0 million and $0.5 million, respectively, compared with $0.5 million and $1.5 million for the comparable periods in 2007. This is consistent with gross written premiums, as we do not cede a significant amount of our mortgage guaranty business.

For Second Quarter 2008 and Second Quarter 2007, net earned premiums were $1.3 million and $2.3 million, respectively.  For Six Months 2008 net earned premiums were $3.1 million compared with $5.4 million for Six Months 2007.  The decrease in net earned premiums for both periods reflects the run-off of our quota share treaty business as well as commutations executed in the latter part of 2007.

Loss and LAE were $0.1 million for both Second Quarter 2008 and Second Quarter 2007.  Loss and LAE for Six Months 2008 and Six Months 2007 were $0.1 million and $0.2 million, respectively. All periods reflect changes in portfolio reserves as a result of changes in exposure.

Profit commission expense for Second Quarter 2008 and Second Quarter 2007 was $0.1 million and $0.4 million, respectively. For Six Months 2008 profit commission expense decreased to $0.2 million, compared with $1.1 million for Six Months 2007.  The decrease in profit commission expense for 2008 compared with 2007 is primarily due to the run-off of mortgage guaranty experience rated quota share treaties, which have a large profit commission component.

Acquisition costs incurred for Second Quarter 2008 were $0.1 million.  Second Quarter 2007 had no incurred acquisition costs.  Acquisition costs incurred were $0.2 million for both Six Months 2008 and Six Months 2007.

Operating expenses for  Second Quarter 2008 and Second Quarter 2007 were $0.5 million for both periods,  while for Six Months 2008  they were $1.4 million compared with $0.8 million for Six Months 2007.  The increase in operating expenses for the six month period is mainly due to the increase in first quarter 2008 amortization of restricted stock and stock option awards, due to new stock awards and other performance retention programs each year and the related amortization as well as the accelerated vesting of these awards for retirement eligible employees.  Also contributing to the increase are higher salaries and related employee benefits, due to staffing additions and merit increases.

Other Segment

The other segment represents lines of business that we exited or sold as part of our 2004 IPO.

The other segment had no earned premiums during 2008 or 2007.  During both Second Quarter 2008 and Six Months 2008, due to loss recoveries the other segment generated $1.9 million of underwriting gain.  During  Six Months 2007, due to loss recoveries the other segment generated $1.3 million of  underwriting gain.  There were no loss recoveries in Second Quarter 2007.

Liquidity and Capital Resources

Our liquidity, both on a short-term basis (for the next twelve months) and a long-term basis (beyond the next twelve months), is largely dependent upon: (1) the ability of our operating subsidiaries to pay dividends or make other payments to us, (2) external financings and (3) net investment income from our invested assets. Our liquidity requirements include the payment of our operating expenses, interest on our debt, and dividends on our common shares. We may also require liquidity to make periodic capital investments in our operating subsidiaries. In the ordinary course of our business, we evaluate our liquidity needs and capital resources in light of holding company expenses, debt-related expenses and our dividend policy, as well as rating agency considerations. Based on the amount of dividends we expect to receive from our subsidiaries and the income we expect to receive from our invested assets, management believes that we will have sufficient liquidity to satisfy our needs over the next twelve months, including the ability to pay dividends on our common shares. Total cash paid in Six Months 2008 and Six Months 2007 for dividends to shareholders was $7.8 million, or $0.09 per common share, and $5.5 million, or $0.08  per common share, respectively. Beyond the next twelve months, the ability of our operating subsidiaries to declare and pay dividends may be influenced by a variety of factors including market conditions, insurance and rating agencies regulations and general economic conditions. Consequently, although management believes that we will continue to have sufficient liquidity to meet our debt service and other obligations over the long term, it remains possible that we may be required to seek external debt or equity financing in order to meet our operating expenses, debt service obligations or pay dividends on our common shares.

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

Net cash flows provided by operating activities were $331.4 million and $91.5 million during Six Months 2008 and Six Months 2007, respectively. The increase in Six Months 2008 cash flows provided by operating activities compared with Six Months 2007 was due to the large proportion of upfront premiums received in our financial guaranty direct segment due to growth in our U.S. public finance business.

Net cash flows used in investing activities were $566.8 million and $64.1 million during Six Months 2008 and Six Months 2007, respectively. These investing activities consist of net purchases and sales of fixed maturity securities and short-term investments. The increase in 2008 was due to purchases of fixed maturity securities with the cash generated from positive cash flows from operating activities and capital received from the equity offerings in April 2008 and December 2007.

Net cash flows provided by (used in) financing activities were $237.4  million and $(9.0) million during Six Months 2008 and Six Months 2007, respectively.  On April 8, 2008, investment funds managed by WL Ross & Co. LLC (“WL Ross”) purchased 10,651,896 shares of the Company’s common equity at a price of $23.47 per share, resulting in proceeds to the Company of $250.0 million. The Company contributed $150.0 million of these proceeds to its subsidiary, AG Re. In addition, the Company contributed $100.0 million of these proceeds to its subsidiary, Assured Guaranty US Holdings Inc., which in turn contributed the same amount to its subsidiary, AGC. The commitment to purchase these shares was previously announced on February 29, 2008. WL Ross has a remaining commitment through April 8, 2009 to purchase up to $750.0 million of the Company’s common equity, at the Company’s option, subject to the terms and conditions of the investment agreement with the Company dated February 28, 2008. In accordance with the investment agreement, the Company may exercise this option in one or more drawdowns, subject to a minimum drawdown of $50 million, provided that the purchase price per common share for the subsequent shares is not greater than 17.5% above, or less than 17.5% below, the price per common share for the initial shares. The purchase price per common share for such shares will be equal to 97% of the volume weighted average price of a common share on the NYSE for the 15 NYSE trading days prior to the applicable drawdown notice. As of June 30, 2008, and as of the date of this filing, the purchase price per common share is outside of this range and therefore the Company may not, at this time, exercise its option for WL Ross to purchase additional shares. Additionally, in accordance with the investment agreement, at this time the ratings of AGC and AG Re are not “stable” and therefore it may not exercise its option for WL Ross to purchase additional shares.

During Six Months 2008 we paid $7.8 million in dividends, $3.8 million, net, under our option and incentive plans and $1.0 million for offering costs incurred in connection with the December 2007 equity offering and issuance of common shares to WL Ross. During Six Months 2007 we paid $5.5  million in dividends, $2.7 million, net, under our option and incentive plans and $0.4 million in debt issue costs related to $150.0 million of Series A Enhanced Junior Subordinated Debentures issued in December 2006. In addition, during Six Months 2007 we paid $0.5 million to repurchase 18,300 shares of our Common Stock under our 1.0 million common shares repurchased program which was approved by the Company’s Board of Directors on May 4, 2006.

In June 2008, the Company’s subsidiary, Assured Guaranty Corp., entered into a new five-year lease agreement for New York office space. Future minimum annual payments of $5.7 million will commence October 1, 2008 and are subject to escalation in building operating costs and real estate taxes.

As of June 30, 2008 our future cash payments associated with other contractual obligations have not materially changed since December 31, 2007.

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

The 2006 credit facility’s financial covenants require that Assured Guaranty Ltd. (a) maintain a minimum net worth of seventy-five percent (75%) of the Consolidated Net Worth of Assured Guaranty Ltd. as of the most recent fiscal quarter of Assured Guaranty Ltd. prior to November 6, 2006 and (b) maintain a maximum debt-to-capital ratio of 30%. In addition, the 2006 credit facility requires that AGC maintain qualified statutory capital of at least 75% of its statutory capital as of the fiscal quarter prior to November 6, 2006. Furthermore, the 2006 credit facility contains restrictions on Assured Guaranty Ltd. and its subsidiaries, including, among other things, in respect of their ability to incur debt, permit liens, become liable in respect of guaranties, make loans or investments, pay dividends or make distributions, dissolve or become party to a merger, consolidation or acquisition, dispose of assets or enter into affiliate transactions. Most of these restrictions are subject to certain minimum thresholds and exceptions. The 2006 credit facility has customary events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, bankruptcy or insolvency proceedings, change of control and cross default to other debt agreements. A default by one borrower will give rise to a right of the lenders to terminate the facility and accelerate all amounts then outstanding. As of June 30, 2008 and December 31, 2007, Assured Guaranty was in compliance with all of those financial covenants.

As of June 30, 2008 and December 31, 2007, no amounts were outstanding under this facility nor have there been any borrowings under this facility.

The 2006 credit facility replaced a $300.0 million three-year credit facility. Letters of credit for a total aggregate stated amount of approximately $2.9 million remained outstanding as of June 30, 2008. No letters of credit were outstanding as of December 31, 2007.

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

As of June 30, 2008 and December 31, 2007, no amounts were outstanding under this facility nor have there been any borrowings under the life of this facility.

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

As of June 30, 2008 and December 31, 2007, the put option had not been exercised.

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

Investment Portfolio

Our investment portfolio consisted of $3,168.0 million of fixed maturity securities, $537.5 million of short-term investments and a duration of 4.2 years as of June 30, 2008, compared with $2,587.0 million of fixed maturity securities, $552.9 million of short-term investments and a duration of 3.9 years as of December 31, 2007. Our fixed maturity securities are designated as available-for-sale in accordance with FAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”). Fixed maturity securities are reported at their fair value in accordance with FAS 115, and the change in fair value is reported as part of accumulated other comprehensive income. If we believe the decline in fair value is “other than temporary,” we write down the carrying value of the investment and record a realized loss in our statement of operations.

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

The following table summarizes the ratings distributions of our investment portfolio as of June 30, 2008 and December 31, 2007. Ratings are represented by the lower of the Moody’s Investors Service and Standard & Poor’s Inc., a division of The McGraw-Hill Companies, Inc., classifications.

	As of June 30, 2008	As of December 31, 2007

AAA or equivalent	63.2%	79.9%
AA	24.7%	15.6%
A	12.1%	4.5%
BBB	—	—
Total	100.0%	100.0%

As of June 30, 2008 and December 31, 2007, our investment portfolio did not contain any securities that were not rated or rated below investment grade. The change in the rating distributions reflected above is mainly the result of downgrades of certain financial guaranty insurance companies during the Second Quarter 2008. As of June 30, 2008 and December 31, 2007, the weighted average credit quality of our entire investment portfolio was AA+ and AAA, respectively.

As of June 30, 2008, $634.3 million of the Company’s $3,168.0 million of fixed maturity securities were guaranteed by third parties.  The following table presents the credit rating of these $634.3 million of securities without the third-party guaranty:

Rating	Amount (in millions)
AAA	$—
AA	333.2
A	272.6
BBB	13.6
Not Available	14.8
Total(1)	$634.3

(1)         Total may not add due to rounding.

As of June 30, 2008, the distribution by third-party guarantor of the $634.3 million is presented in the following table:

Guarantor	Amount (in millions)
MBIA	$195.7
FGIC	148.0
Ambac	147.8
FSA	142.8
Total	$634.3

As of June 30, 2008 and to date, the Company has had no investments in or asset positions with any of these guarantors.

Short-term investments include securities with maturity dates equal to or less than one year from the original issue date. Our short-term investments are composed of money market funds, discounted notes and certain time deposits for foreign cash portfolios. Short-term investments are reported at fair value.

Under agreements with our cedants and in accordance with statutory requirements, we maintain fixed maturity securities in trust accounts for the benefit of reinsured companies and for the protection of policyholders, generally in states where we or our subsidiaries, as applicable, are not licensed or accredited. The carrying value of such restricted balances as of June 30, 2008 and December 31, 2007 was $957.2 million and $936.0 million, respectively.

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

In March 2008, the FASB issued FAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. FAS 161 is not expected to have an impact on the Company’s current results of operations or financial position.

In May 2008, the FASB issued FAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An Interpretation of FASB Statement No. 60” (“FAS 163”). FAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  FAS 163 also clarifies the methodology to be used for financial guaranty premium revenue recognition and claim liability measurement, as well as requiring expanded disclosures about the insurance enterprise’s risk management activities. The provisions of FAS 163 related to premium revenue recognition and claim liability measurement are effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.  Earlier application of these provisions is not permitted.  The expanded risk management activity disclosure provisions of FAS 163 are effective for the third quarter of 2008.  FAS 163 will be applied to all existing and future financial guaranty insurance contracts written by the Company.  The cumulative effect of initially applying FAS 163 will be recorded as an adjustment to retained earnings as of January 1, 2009.  The adoption of FAS 163 is expected to have a material effect on the Company’s financial statements.  The Company is in the process of estimating the impact of its adoption of FAS 163.  The Company will continue to follow its existing accounting policies in regards to premium revenue recognition and claim liability measurement until it adopts FAS 163 on January 1, 2009.

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

Financial instruments that may be adversely affected by changes in credit spreads consist primarily of Assured Guaranty’s outstanding credit derivative contracts. We enter into credit derivative contracts which require us to make payments upon the occurrence of certain defined credit events relating to an underlying obligation (generally a fixed income obligation). The Company’s credit derivative exposures are substantially similar to its financial guaranty insurance contracts and provide for credit protection against payment default, and are generally not subject to collateral calls due to changes in market value. In general, the Company structures credit derivative transactions such that the method for making loss payments is similar to that for financial guaranty policies and only occurs as losses are realized on the underlying reference obligation. Nonetheless, credit derivative transactions are governed by International Swaps and Derivatives Association, Inc. (“ISDA”) documentation and may operate differently from financial guaranty policies. For example, our control rights with respect to a reference obligation under a credit derivative may be more limited than when we issue a financial guaranty policy. In addition, while our exposure under credit derivatives, like our exposure under financial guaranty policies, have been generally for as long as the reference obligation remains outstanding, unlike financial guaranty policies, a credit derivative may be terminated for a breach of the ISDA documentation or other specific events. In some older credit derivative transactions, one such specified event is the failure of AGC to maintain specified financial strength ratings ranging from A+ to BBB-. If a credit derivative is terminated we could be required to make a mark-to-market payment as determined under the ISDA documentation. For example, if AGC’s rating were downgraded to A, under market conditions at June 30, 2008, if the counterparties exercised their right to terminate their credit derivatives, AGC would have been required to make mark-to-market payments of approximately $73 million. Further, if AGC’s rating was downgraded to levels between “BBB+” and “BB+” it would have been required to make additional mark to market payments of approximately $131 million at June 30, 2008.  As of June 30, 2008 we had pre-IPO transactions with approximately $1.6 billion of par subject to collateral posting due to changes in market value. Currently no collateral posting is required or anticipated for these transactions.

Unrealized gains and losses on credit derivative financial instruments are a function of changes in the estimated fair value of our credit derivative contracts. If credit spreads of the underlying obligations change, the fair value of the related credit derivative changes. Market liquidity could also impact valuations of the underlying obligations. As such, Assured Guaranty experiences mark-to-market gains or losses. We consider the impact of our own credit risk, in collaboration with credit spreads on risk that we assume through CDS contracts, in determining the fair value of our credit derivatives.    We determine our own credit risk based on quoted CDS prices traded on the Company at each balance sheet date.  The quoted price of CDS contracts traded on the Company at June 30, 2008 and

December 31, 2007 was 900 basis points and 180 basis points, respectively.  The price of CDS traded on the Company generally moves directionally the same as general market spreads.  A widening of the CDS prices traded on the Company has an effect of offsetting unrealized losses that result from widening general market credit spreads.  Thus, as the Company’s credit spreads widen, the value of our CDS decreases.  Conversely, as our own credit spread narrows, the value of our unrealized losses widens. However, an overall narrowing of spreads generally results in an unrealized gain on credit derivatives for us and a widening of spreads generally results in an unrealized loss for us.

The impact of changes in credit spreads will vary based upon the volume, tenor, interest rates, and other market conditions at the time these fair values are determined. In addition, since each transaction has unique collateral and structure terms, the underlying change in fair value of each transaction may vary considerably. The fair value of credit derivatives also reflects the change in our own credit cost based on the price to purchase credit protection on AGC.  During Second Quarter 2008 and Six Months 2008, we incurred net pre-tax mark-to-market gains on credit derivative contracts of $708.5 million and $448.9 million, respectively.  The Second Quarter 2008 gain includes a gain of $958.7 million associated with the change in AGC’s credit spread, which widened substantially from 540 basis points at March 31, 2008 to 900 basis points at June 30, 2008. The widening of AGC’s credit spread is primarily the result of reduced liquidity in the market and increased demand for credit protection against AGC commensurate with our increased new business production.   Partially offsetting the gain attributable to the increase in AGC’s credit spread were declines in fixed income security market prices attributable to widening spreads, rather than from credit rating downgrades, delinquencies or defaults on securities guaranteed by us.  The higher credit spreads in the fixed income security market are due to the recent lack of liquidity in the high yield collateralized debt obligation and collateralized loan obligation markets as well as continuing market concerns over the most recent vintages of subprime residential mortgage backed securities.

The total notional amount of credit derivative exposure outstanding as of June 30, 2008 and December 31, 2007 and included in our financial guaranty exposure was $80.5 billion and $71.6 billion, respectively.

We generally hold these credit derivative contracts to maturity. The unrealized gains and losses on credit derivative financial instruments will reduce to zero as the exposure approaches its maturity date, unless there is a payment default on the exposure.

The following table summarizes the estimated change in fair values on the net balance of Assured Guaranty’s net credit derivative positions assuming immediate parallel shifts in credit spreads at June 30, 2008:

(Dollars in millions)

Credit Spreads	Estimated Net Fair Value (Pre-Tax)	Estimated Pre-Tax Change in Gain / (Loss)
June 30, 2008:
100% widening in spreads	$(799.8)	$(636.6)
50% widening in spreads	(484.4)	(321.2)
25% widening in spreads	(325.6)	(162.4)
10% widening in spreads	(230.0)	(66.8)
Base Scenario	(163.2)	—
10% narrowing in spreads	(114.6)	48.6
25% narrowing in spreads	(41.4)	121.8
50% narrowing in spreads	78.3	241.5

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

There has been no change in the Company’s internal controls over financial reporting during the Company’s quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Litigation

Effective January 1, 2004, Assured Guaranty Mortgage Insurance Company (“AGMIC”) reinsured a private mortgage insurer (the “Reinsured”) under a Mortgage Insurance Stop Loss Excess of Loss Reinsurance Agreement (the “Agreement”).  Under the Agreement, AGMIC agreed to cover the Reinsured’s aggregate mortgage guaranty insurance losses in excess of a $25 million retention and subject to a $95 million limit.  Coverage under the Agreement was triggered only when the Reinsured’s: (1) combined loss ratio exceeded 100%; and (2) risk to capital ratio exceeded 25 to 1, according to insurance statutory accounting.  In April 2008, AGMIC notified the Reinsured it was terminating the Agreement because of its breach of the terms of the Agreement.  The Reinsured has notified AGMIC that it considers the Agreement to remain in effect and that the two coverage triggers under the Agreement apply as of April 1, 2008.  By letter dated May 5, 2008, the Reinsured demanded arbitration against AGMIC seeking a declaration that the Agreement remains in effect and alleged compensatory and other damages.

AGMIC plans to vigorously defend its position that the termination of the Agreement was of immediate effect and that it has no liability under the Agreement.

It is the opinion of the Company’s management, based upon the information available, that the expected outcome of litigation against the Company, individually or in the aggregate, will not have a material adverse effect on the Company’s financial position or liquidity, although an adverse resolution of litigation against the Company could have a material adverse effect on the Company’s results of operations in a particular quarter or fiscal year.

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

Reinsurance

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

The discussion below elaborates upon and updates “Risks Related to our Company—A downgrade of the financial strength or financial enhancement ratings of any of our insurance subsidiaries could adversely affect our business and prospects, and, consequently, our results of operations and financial condition.,” set forth in our Annual Report on Form 10-K for the year ended December 31, 2007.

On July 21, 2008, Moody’s Investors Service placed under review for possible downgrade the Aaa insurance financial strength ratings of Assured Guaranty Corp. and its wholly owned subsidiary, Assured Guaranty (UK) Ltd., as well as the Aa2 insurance financial strength ratings of Assured Guaranty Re Ltd. (“AG Re”) and its affiliated insurance operating companies. Moody’s has also placed under review for possible downgrade the Aa3 senior unsecured rating of parent company, Assured Guaranty US Holdings Inc. and the Aa3 issuer rating of the ultimate holding company, Assured Guaranty Ltd.

During the review period and if the ratings of any of our insurance subsidiaries were reduced below current levels, it is expected to have an adverse effect on the affected subsidiary’s competitive position and its prospects for future business opportunities. A downgrade is also expected to negatively impact the affected company’s ability to write new business or negotiate favorable terms on new business. A downgrade may also reduce the value of the reinsurance we offer, which may no longer be of sufficient economic value for our customers to continue to cede to our subsidiaries at economically viable rates.

With respect to a significant portion of our in-force financial guaranty reinsurance business, in the event that AG Re were downgraded from Aa2 to A1, the ceding company has the right to recapture business ceded to AG Re and assets representing substantially all of the statutory unearned premium and loss reserves (if any) associated with that business.  As of June 30, 2008, the statutory unearned premium, which represents deferred revenue to the Company, subject to recapture is approximately $600 million. At the time of recapture this would result in a corresponding one-time reduction to earnings of approximately $60 million. Alternatively, the ceding company can increase the commissions it charges AG Re for cessions. Any such increase may be retroactive to the date of the cession.  As of June 30, 2008, the potential increase in ceding commissions would result in a one-time reduction to earnings of approximately $42 million.

In the event AGC were downgraded from AAA to Aa2, with respect to certain of its credit derivative contracts, the amount of par subject to collateral posting requirements would increase to $2.0 billion from $1.6 billion. Additionally, certain collateral posting thresholds would be lowered, however, at current fair market value amounts, AGC would not have to pledge additional collateral for the benefit of its counterparties. A downgrade to Aa2 would not allow AGC’s counterparties to terminate their credit derivative agreements, and no payment of a settlement amount would be required. With respect to AGC’s assumed business, the effect of a downgrade to Aa2 would be immaterial.

The Company’s financial strength ratings assigned by Standard & Poor’s Rating Service, a division of McGraw-Hill Companies, Inc. (“S&P”) and Fitch, Inc. (“Fitch”) were recently affirmed on June 18, 2008 and December 12, 2007, respectively. Management is uncertain what, if any, impact Moody’s review for possible downgrade will have on the Company’s financial strength ratings from S&P and Fitch.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer’s Purchases of Equity Securities

The following table reflects purchases made by the Company during the three months ended June 30, 2008. All shares repurchased were for the payment of employee withholding taxes due in connection with the vesting of restricted stock awards:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Number of Shares that May Yet Be Purchased Under the Program
April 1 – April 30	79,091	$25.16	—	1,717,400
May 1 – May 31	1,634	$24.68	—	1,717,400
June 1 – June 30	169	$22.57	—	1,717,400
Total	80,894	$25.15	—

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

Assured Guaranty Ltd.(Registrant)

Dated: August 8, 2008	By:	/S/ Robert B. Mills

Robert B. Mills Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Restricted Stock Unit Agreement for Outside Directors under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan*

10.2	Restricted Stock Agreement for Outside Directors under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan*

10.3	Form of amendment to Restricted Stock Unit Awards for Outside Directors*

10.4	Assured Guaranty Ltd. 2004 Long-Term Incentive Plan, as amended August 5, 2008*

31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Assured Guaranty Corp.’s Consolidated Unaudited Financial Statements as of June 30, 2008 and December 31, 2007 and for the Three and Six Months Ended June 30, 2008 and 2007

 * - Management contract or compensatory plan