Form 10-Q
period 2008-09-30
ASSURED GUARANTY LTD
filed 2008-11-07
CIK 1273813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

The number of registrant’s Common Shares ($0.01 par value) outstanding as of October 31, 2008 was 90,949,662.

ASSURED GUARANTY LTD.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Assured Guaranty Ltd.

Consolidated Balance Sheets

(in thousands of U.S. dollars except per share and share amounts)

(Unaudited)

	September 30,	December 31,
	2008	2007
Assets
Fixed maturity securities, at fair value (amortized cost: $3,273,225 in 2008 and $2,526,889 in 2007)	$3,160,606	$2,586,954
Short-term investments, at cost which approximates fair value	370,071	552,938
Total investments	3,530,677	3,139,892
Cash and cash equivalents	7,864	8,048
Accrued investment income	36,393	26,503
Deferred acquisition costs	292,121	259,298
Prepaid reinsurance premiums	19,934	13,530
Reinsurance recoverable on ceded losses	6,074	8,849
Premiums receivable	51,866	27,802
Goodwill	85,417	85,417
Credit derivative assets	179,979	5,474
Deferred income taxes	82,317	147,563
Current income taxes receivable	19,297	—
Salvage recoverable	38,035	8,540
Committed capital securities, at fair value	32,635	8,316
Receivables for securities sold	38,086	2,864
Other assets	21,989	20,838
Total assets	$4,442,684	$3,762,934
Liabilities and shareholders’ equity
Liabilities
Unearned premium reserves	$1,231,842	$887,171
Reserves for losses and loss adjustment expenses	165,943	125,550
Profit commissions payable	8,984	22,332
Reinsurance balances payable	9,890	3,276
Current income taxes payable	—	635
Funds held by Company under reinsurance contracts	29,490	25,354
Credit derivative liabilities	465,942	623,118
Senior Notes	197,434	197,408
Series A Enhanced Junior Subordinated Debentures	149,760	149,738
Payables for securities purchased	21,893	899
Other liabilities	71,558	60,883
Total liabilities	2,352,736	2,096,364
Commitments and contingencies
Shareholders’ equity
Common stock ($0.01 par value, 500,000,000 shares authorized; 90,948,625 and 79,948,979 shares issued and outstanding in 2008 and 2007)	909	799
Additional paid-in capital	1,281,958	1,023,886
Retained earnings	885,978	585,256
Accumulated other comprehensive (loss) income	(78,897)	56,629
Total shareholders’ equity	2,089,948	1,666,570
Total liabilities and shareholders’ equity	$4,442,684	$3,762,934

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Operations and Comprehensive Income

(in thousands of U.S. dollars except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues
Gross written premiums	$112,815	$68,487	$534,393	$195,411
Ceded premiums	(1,328)	(8,069)	(12,545)	(15,138)
Net written premiums	111,487	60,418	521,848	180,273
Increase in net unearned premium reserves	(25,971)	(21,810)	(337,814)	(66,631)
Net earned premiums	85,516	38,608	184,034	113,642
Net investment income	43,441	31,846	120,247	94,188
Net realized investment losses	(20,031)	(119)	(17,951)	(1,938)
Change in fair value of credit derivatives
Realized gains and other settlements on credit derivatives	29,960	17,751	89,370	52,116
Unrealized (losses) gains on credit derivatives	(116,247)	(222,738)	332,634	(250,929)
Net change in fair value of credit derivatives	(86,287)	(204,987)	422,004	(198,813)
Other income	7,171	370	24,756	370
Total revenues	29,810	(134,282)	733,090	7,449
Expenses
Loss and loss adjustment expenses (recoveries)	82,542	1,990	175,805	(11,791)
Profit commission expense	(1,444)	1,140	758	3,622
Acquisition costs	19,296	10,390	43,004	32,116
Other operating expenses	21,609	19,853	69,912	59,387
Interest expense	5,821	5,856	17,462	17,709
Other expense	1,524	620	3,974	1,872
Total expenses	129,348	39,849	310,915	102,915
(Loss) income before (benefit) provision for income taxes	(99,538)	(174,131)	422,175	(95,466)
(Benefit) provision for income taxes
Current	(13,092)	2,666	4,233	7,789
Deferred	(23,106)	(61,839)	105,275	(60,053)
Total (benefit) provision for income taxes	(36,198)	(59,173)	109,508	(52,264)
Net (loss) income	(63,340)	(114,958)	312,667	(43,202)
Other comprehensive (loss) income, net of taxes
Unrealized holding (losses) gains on fixed maturity securities arising during the year	(104,137)	25,241	(150,323)	(9,302)
Reclassification adjustment for realized losses included in net (loss) income	17,146	243	15,857	1,732
Change in net unrealized (losses) gains on fixed maturity securities	(86,991)	25,484	(134,466)	(7,570)
Change in cumulative translation adjustment	(645)	204	(746)	589
Cash flow hedge	(105)	(105)	(314)	(314)
Other comprehensive (loss) income, net of taxes	(87,741)	25,583	(135,526)	(7,295)
Comprehensive (loss) income	$(151,081)	$(89,375)	$177,141	$(50,497)
(Loss) earnings per share:
Basic	$(0.70)	$(1.70)	$3.59	$(0.64)
Diluted	$(0.70)	$(1.70)	$3.55	$(0.64)
Dividends per share	$0.045	$0.04	$0.135	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Shareholders’ Equity

For Nine Months Ended September 30, 2008

(in thousands of U.S. dollars except per share amounts)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, December 31, 2007	$799	$1,023,886	$585,256	$56,629	$1,666,570
Net income	—	—	312,667	—	312,667
Dividends ($0.135 per share)	—	—	(11,892)	—	(11,892)
Dividends on restricted stock units	—	53	(53)	—	—
Common stock issuance, net of offering costs	107	248,948	—	—	249,055
Shares cancelled to pay withholding taxes	(2)	(4,433)	—	—	(4,435)
Stock options exercises	—	342	—	—	342
Tax benefit for stock options exercised	—	16	—	—	16
Shares issued under ESPP	—	377	—	—	377
Share-based compensation and other	5	12,769	—	—	12,774
Change in cash flow hedge, net of tax of $(169)	—	—	—	(314)	(314)
Change in cumulative translation adjustment	—	—	—	(746)	(746)
Unrealized loss on fixed maturity securities, net of tax of $(38,218)	—	—	—	(134,466)	(134,466)
Balance, September 30, 2008	$909	$1,281,958	$885,978	$(78,897)	$2,089,948

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Cash Flows

(in thousands of U.S. dollars)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Operating activities
Net income (loss)	$312,667	$(43,202)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Non-cash interest and operating expenses	13,647	16,892
Net amortization of premium on fixed maturity securities	2,400	2,281
Provision (benefit) for deferred income taxes	105,275	(60,053)
Net realized investment losses	17,951	1,938
Unrealized (gains) losses on credit derivatives	(351,535)	247,902
Fair value gain on committed capital securities	(24,319)	—
Change in deferred acquisition costs	(32,823)	(10,484)
Change in accrued investment income	(9,890)	(1,488)
Change in premiums receivable	(24,064)	4,992
Change in prepaid reinsurance premiums	(6,404)	(9,430)
Change in unearned premium reserves	344,671	76,349
Change in reserves for losses and loss adjustment expenses, net	20,287	(2,262)
Change in profit commissions payable	(13,348)	(16,811)
Change in funds held by Company under reinsurance contracts	4,136	3,585
Change in current income taxes	(19,916)	(2,606)
Tax benefit for stock options exercised	(16)	(142)
Other changes in credit derivatives assets and liabilities, net	19,854	677
Other	11,348	(20,770)
Net cash flows provided by operating activities	369,921	187,368

Investing activities
Fixed maturity securities:
Purchases	(1,196,917)	(785,252)
Sales	401,854	626,955
Maturities	6,350	23,224
Sales (purchases) of short-term investments, net	185,690	(17,842)
Net cash flows used in investing activities	(603,023)	(152,915)

Financing activities
Net proceeds from common stock issuance	248,971	—
Dividends paid	(11,892)	(8,279)
Share activity under option and incentive plans	(3,664)	(2,508)
Tax benefit for stock options exercised	16	142
Debt issue costs	—	(425)
Repurchases of common stock	—	(3,748)
Net cash flows provided by (used in) financing activities	233,431	(14,818)
Effect of exchange rate changes	(513)	802
(Decrease) increase in cash and cash equivalents	(184)	20,437
Cash and cash equivalents at beginning of period	8,048	4,785
Cash and cash equivalents at end of period	$7,864	$25,222

Supplementary cash flow information
Cash paid during the period for:
Income taxes	$20,700	$20,551
Interest	$11,800	$11,877

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements

September 30, 2008

(Unaudited)

1.  Business and Organization

Assured Guaranty Ltd. (the “Company”) is a Bermuda-based holding company which provides, through its operating subsidiaries, credit enhancement products to the public finance, structured finance and mortgage markets. Credit enhancement products are financial guarantees or other types of support, including credit derivatives, that improve the credit of underlying debt obligations. The Company issues policies in both financial guaranty and credit derivative form. Assured Guaranty Ltd. applies its credit expertise, risk management skills and capital markets experience to develop insurance, reinsurance and derivative products that meet the credit enhancement needs of its customers. Under a reinsurance agreement, the reinsurer, in consideration of a premium paid to it, agrees to indemnify another insurer, called the ceding company, for part or all of the liability of the ceding company under one or more insurance policies that the ceding company has issued. A derivative is a financial instrument whose characteristics and value depend upon the characteristics and value of an underlying security. Assured Guaranty Ltd. markets its products directly to and through financial institutions, serving the U.S. and international markets. Assured Guaranty Ltd.’s financial results include four principal business segments: financial guaranty direct, financial guaranty reinsurance, mortgage guaranty and other. These segments are further discussed in Note 13.

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

The Company has participated in several lines of business that are reflected in its historical financial statements but that the Company exited in connection with its 2004 initial public offering (“IPO”). The results from these lines of business are included in the Company’s Other segment discussed in Note 13.

On April 8, 2008, investment funds managed by WL Ross & Co. LLC (“WL Ross”) purchased 10,651,896 shares of the Company’s common equity at a price of $23.47 per share, resulting in proceeds to the Company of $250.0 million. The Company contributed $150.0 million of these proceeds to its Bermuda domiciled reinsurance subsidiary, Assured Guaranty Re Ltd. (“AG Re”). In addition, the Company contributed $100.0 million of these proceeds to its subsidiary, Assured Guaranty US Holdings Inc., which in turn contributed the same amount to its Maryland domiciled insurance subsidiary, Assured Guaranty Corp. (“AGC”). The commitment to purchase these shares was previously announced on February 29, 2008. In addition, Wilbur L. Ross, Jr., President and Chief Executive Officer of WL Ross, was appointed to the Board of Directors of the Company to serve a term expiring at the Company’s 2009 annual general meeting of shareholders. Mr. Ross’s appointment became effective immediately following the Company’s 2008 annual general meeting of shareholders, which was held on May 8, 2008. WL Ross has a remaining commitment through April 8, 2009 to purchase up to $750.0 million of the Company’s common equity, at the Company’s option, subject to the terms and conditions of the investment agreement with the Company dated February 28, 2008. In accordance with the investment agreement, the Company may exercise this option in one or more drawdowns, subject to a minimum drawdown of $50 million, provided that the purchase price per common share for the subsequent shares is not greater than 17.5% above, or less than 17.5% below, the price per common share for the initial shares. The purchase price per common share for such shares will be equal to 97% of the volume weighted average price of a common share on the NYSE for the 15 NYSE trading days prior to the applicable drawdown notice. As of September 30, 2008, and as of the date of this filing, the purchase price per common share is outside of this range and therefore the Company may not, at this time, exercise its option for WL Ross to purchase additional shares. Additionally, in accordance with the investment agreement, at this time the  ratings of the Company’s operating subsidiaries, AGC and AG Re, are not “stable” (See Note 16) and therefore the Company may not exercise its option for WL Ross to purchase additional shares.

On September 16, 2008, the Company agreed to waive the standstill provisions of the investment agreement to permit investment funds managed by WL Ross (the “WL Ross Funds”) to purchase up to 5,000,000 additional common shares of the Company in open market transactions from time to time. The timing and amount of any such purchases are in the sole discretion of WL Ross and they are not obligated to purchase any such shares. The additional shares purchased by the WL Ross Funds, if any, will be purchased from current shareholders and therefore will not result in an increase in shareholders’ equity at the Company or its subsidiaries. If all 5,000,000 additional shares were purchased, the WL Ross Funds would beneficially own 17,166,396 shares or approximately 18.9% of the Company’s outstanding common shares based on shares outstanding as of September 30, 2008. As of the date of this filing, the Company has not been notified that WL Ross Funds purchased any additional shares of the Company.

The Company’s subsidiaries have been assigned the following insurance financial strength ratings:

	Moody’s	S&P	Fitch
Assured Guaranty Corp.	Aaa(Exceptional)	AAA(Extremely Strong)	AAA(Extremely Strong)
Assured Guaranty Re Ltd.	Aa2(Excellent)	AA(Very Strong)	AA(Very Strong)
Assured Guaranty Re Overseas Ltd.	Aa2(Excellent)	AA(Very Strong)	AA(Very Strong)
Assured Guaranty Mortgage Insurance Company	Aa2(Excellent)	AA(Very Strong)	AA(Very Strong)
Assured Guaranty (UK) Ltd.	Aaa(Exceptional)	AAA(Extremely Strong)	AAA(Extremely Strong)

On July 21, 2008, Moody’s Investors Service (“Moody’s”) placed under review for possible downgrade the Aaa insurance financial strength ratings of Assured Guaranty Corp. and its wholly owned subsidiary, Assured Guaranty (UK) Ltd., as well as the Aa2 insurance financial strength ratings of Assured Guaranty Re Ltd. and its affiliated insurance operating companies. Moody’s has also placed under review for possible downgrade the Aa3 senior unsecured rating of parent company, Assured Guaranty US Holdings Inc. and the Aa3 issuer rating of the ultimate holding company, Assured Guaranty Ltd. The timing and outcome of the Moody’s review are uncertain. (See Note 16). As of the date of this filing, the Company’s rating outlook is categorized as stable from both S&P and Fitch.

2.  Basis of Presentation

The unaudited interim consolidated financial statements, which include the accounts of the Company, have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and, in the opinion of management, reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of the Company’s financial condition, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited interim consolidated financial statements cover the three-month period ended September 30, 2008 (“Third Quarter 2008”),  the three-month period ended September 30, 2007 (“Third Quarter 2007”), the nine-month period ended September 30, 2008 (“Nine Months 2008”) and the nine-month period ended September 30, 2007 (“Nine Months 2007”). Operating results for the three- and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for a full year. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission.

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

In general, the Company structures credit derivative transactions such that the method for making loss payments is similar to that for financial guaranty policies and generally occurs as losses are realized on the underlying reference obligation. Nonetheless, credit derivative transactions are governed by International Swaps and Derivatives Association, Inc. (“ISDA”) documentation and operates differently from financial guaranty insurance policies. Under GAAP CDS contracts are subject to derivative accounting rules and financial guaranty policies are subject to insurance accounting rules.

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

The effects of these reclassifications on the Company’s consolidated statements of operations and comprehensive income and cash flows for the three and nine months ended September 30, 2007 are as follows (dollars in thousands):

	Three Months Ended September 30, 2007
	As previously reported	As reclassified
Gross written premiums	$89,347	$68,487
Ceded premiums	(9,037)	(8,069)
Net written premiums	80,310	60,418
Increase in unearned premium reserves	(24,073)	(21,810)
Net earned premiums	56,237	38,608
Realized gains and other settlements on credit derivatives	—	17,751
Unrealized losses on derivative financial instruments	(220,965)	—
Unrealized losses on credit derivatives	—	(222,738)
Loss and loss adjustment expenses (recoveries)	3,734	1,990
Acquisition costs	10,297	10,390
Net loss	(114,958)	(114,958)

	Nine Months Ended September 30, 2007
	As previously reported	As reclassified
Gross written premiums	$250,717	$195,411
Ceded premiums	(17,096)	(15,138)
Net written premiums	233,621	180,273
Increase in unearned premium reserves	(69,273)	(66,631)
Net earned premiums	164,348	113,642
Realized gains and other settlements on credit derivatives	—	52,116
Unrealized losses on derivative financial instruments	(247,902)	—
Unrealized losses on credit derivatives	—	(250,929)
Loss and loss adjustment expenses (recoveries)	(10,096)	(11,791)
Acquisition costs	32,038	32,116
Net loss	(43,202)	(43,202)

	Nine Months Ended September 30, 2007
	As previously reported	As reclassified
CASH FLOWS FROM OPERATING ACTIVITIES:
Change in unrealized losses on derivative financial instruments	$247,902	$—
Unrealized losses on credit derivatives	—	247,902
Other changes in credit derivative assets and liabilities, net	—	677
Change in premiums receivable	508	4,992
Change in prepaid reinsurance premiums	(9,926)	(9,430)
Change in unearned premium reserves	79,487	76,349
Change in reserves for losses and loss adjustment expenses, net	257	(2,262)
Net cash provided by operating activities	187,368	187,368

These adjustments had no impact on net income (loss), comprehensive income (loss), earnings (loss) per share, cash flows or total shareholders’ equity.

3.  Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 applies to other accounting pronouncements that require or permit fair value measurements, since the FASB had previously concluded in those accounting pronouncements that fair value is the relevant measure. Accordingly, FAS 157 does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted FAS 157 effective January 1, 2008. See Note 14.

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

In May 2008, the FASB issued FAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An Interpretation of FASB Statement No. 60” (“FAS 163”). FAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. FAS 163 also clarifies the methodology to be used for financial guaranty premium revenue recognition and claim liability measurement, as well as requiring expanded disclosures about the insurance enterprise’s risk management activities. The provisions of FAS 163 related to premium revenue recognition and claim liability measurement are effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. Earlier application of these provisions is not permitted. The expanded risk management activity disclosure provisions of FAS 163 are effective for the third quarter of 2008 and are included in Note 6 of these financial statements. FAS 163 will be applied to all existing and future financial guaranty insurance contracts written by the Company. The cumulative effect of initially applying FAS 163 will be recorded as an adjustment to retained earnings as of January 1, 2009. The adoption of FAS 163 is expected to have a material effect on the Company’s financial statements. The Company is in the process of estimating the impact of its adoption of FAS 163. The Company will continue to follow its existing accounting policies in regards to premium revenue recognition and claim liability measurement until it adopts FAS 163 on January 1, 2009.

In June 2008, the FASB issued FSP EITF 03-6-1, “Participating Securities and the Two-Class Method under FASB Statement No. 128” (“FSP”). The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share (“EPS”) under the two-class method described in FAS No. 128, “Earnings per Share.” The FSP requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. The FSP is effective for fiscal years beginning after December 15, 2008; earlier application is not permitted. This FSP also requires that all prior period EPS data be adjusted retrospectively. The Company does not expect adoption of the FSP to have a material effect on its results of operations or earnings per share.

On October 10, 2008, the FASB issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarified the application of FAS 157, “Fair Value Measurements”, in a market that is not active. FSP 157-3 was effective when issued. It did not have an impact on the Company’s current results of operations or financial position.

The FASB adopted FSP FAS 133-1, “Disclosures About Credit Derivatives and Certain Guarantees” and FAS 161, “Disclosures about Derivative Instruments and Hedging Activities” to address concerns that current derivative disclosure requirements did not adequately address the potential adverse effects that these instruments can have on the financial performance and operations of an entity. Companies will be required to provide enhanced disclosures about their derivative activities to enable users to better understand: (1) how and why a company uses derivatives, (2) how it accounts for derivatives and related hedged items, and (3) how derivatives affect its financial statements. These should include the terms of the derivatives, collateral posting requirements and triggers, and other significant provisions that could be detrimental to earnings or liquidity. Disclosures specific to credit derivatives must be included in the December 31, 2008 financial statements. Certain other derivative and hedging disclosures must be included in the Company’s March 31, 2009 Form 10-Q. Management believes that the Company’s current derivatives disclosures are in compliance with the items required by FSP 133-1 and FAS 161.

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

The following table disaggregates realized gains and other settlements on credit derivatives into its component parts for the three- and nine-month periods ended September 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Realized gains and other settlements on credit derivatives
Net credit derivative premiums received and receivable	$30,545	$17,629	$89,853	$50,706
Net credit derivative losses recovered and recoverable	30	29	410	1,332
Ceding commissions (paid/payable) received/receivable, net	(615)	93	(893)	78
Total realized gains and other settlements on credit derivatives	$29,960	$17,751	$89,370	$52,116

Unrealized gains (losses) on credit derivatives represent the adjustments for changes in fair value that are recorded in each reporting period, under FAS 133. Changes in unrealized gains and losses on credit derivatives are reflected in the consolidated statements of operations and comprehensive income in unrealized gains (losses) on credit derivatives. Cumulative unrealized losses, determined on a contract by contract basis, are reflected as liabilities in the Company’s balance sheets. Cumulative unrealized gains, determined on a contract by contract basis, are reflected as assets. Unrealized gains and losses resulting from changes in the fair value of credit derivatives occur because of changes in interest rates, credit spreads, the credit ratings of the referenced entities and the issuing Company’s own credit rating and other market factors. The unrealized gains and losses on credit derivatives will reduce to zero as the exposure approaches its maturity date, unless there is a payment default on the exposure. Changes in the fair value of the Company’s credit derivative contracts do not reflect actual claims or credit losses, and have no impact on the Company’s claims paying resources, rating agency capital or regulatory capital positions.

The Company determines fair value of its credit derivative contracts primarily through modeling that uses various inputs such as credit spreads, based on observable market indices and on recent pricing for similar contracts, and expected contractual life to derive an estimate of the value of our contracts in our principal market (see Note 14). Credit spreads captures the impact of performance of underlying assets, among other factors, on these contracts. The Company’s pricing model takes into account not only how credit spreads on risks that it assumes affects pricing, but how the Company’s own credit spread affects the pricing of its deals. If credit spreads of the underlying obligations change, the fair value of the related credit derivative changes. Market liquidity could also impact valuations of the underlying obligations.

The impact of changes in credit spreads will vary based upon the volume, tenor, interest rates, and other market conditions at the time these fair values are determined. In addition, since each transaction has unique collateral and structure terms, the underlying change in fair value of each transaction may vary considerably. The fair value of credit derivative contracts also reflects the change in the Company’s own credit cost based on the price to purchase credit protection on AGC. During Third Quarter 2008 and Nine Months 2008, the Company incurred net pre-tax mark-to-market losses on credit derivative contracts of $(116.2) million and gains of $332.6 million, respectively. The Third Quarter loss includes a gain of $668.0 million associated with the change in AGC’s credit spread, which widened substantially from 900 basis points at June 30, 2008 to 1,255 basis points at September 30, 2008. Management believes that the widening of AGC’s credit spread is  due to the correlation between AGC’s risk profile and that experienced currently by the broader financial markets. Offsetting the gain attributable to the significant increase in AGC’s credit spread were declines in fixed income security market prices primarily attributable to widening spreads in certain markets as a result of the continued deterioration in credit markets and some credit rating downgrades, rather than from delinquencies or defaults on securities guaranteed by the Company. The higher credit spreads in the fixed income security market are due to the recent lack of liquidity in the high yield collateralized debt obligation and collateralized loan obligation markets as well as continuing market concerns over the most recent vintages of subprime residential mortgage backed securities.

The total notional amount of credit derivative exposure outstanding as of September 30, 2008 and December 31, 2007 and included in the Company’s financial guaranty exposure was $77.6 billion and $71.6 billion, respectively.

The components of the Company’s unrealized gain (loss) on credit derivatives as of September 30, 2008 are:

Asset Type	Net Par Outstanding (in billions)	Wtd. Avg. Credit Rating	3Q-08 Unrealized Gain (Loss) (in millions)	9 mos. 2008 Unrealized Gain (Loss) (in millions)
Corporate collateralized loan obligations	$26.6	AAA	$(3.7)	$292.1
Market value CDOs of corporates	3.7	AAA	0.7	46.0
Trust preferred securities	6.3	AAA	11.4	69.8
Total pooled corporate obligations	36.6	AAA	8.4	408.0
Commercial mortgage-backed securities	5.9	AAA	0.7	79.3
Residential mortgage-backed securities	21.3	AA	(99.8)	60.8
Other	10.6	AA+	(31.1)	(201.1)
Total	$74.4	AA+	$(121.8)	$347.0
Reinsurance exposures written in CDS form	3.2	AA+	5.6	(14.4)
Grand Total	$77.6	AA+	$(116.2)	$332.6

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

The Company’s exposure to pooled corporate obligations is highly diversified in terms of obligors and industries.  Most pooled corporate transactions are structured to limit exposure to any given obligor and industry.  The majority of the Company's pooled corporate exposure in the direct segment consists of collateralized loan obligations (“CLOs”).  Most of these direct CLOs have an average obligor size of less than 1% and typically restrict the maximum exposure to any one industry to approximately 10%.  The Company's exposure also benefits from embedded credit enhancement in the transactions which allows it to sustain a certain level of losses in the underlying collateral, further insulating the Company from industry specific concentrations of credit risk on these deals.

The Company’s $10.6 billion exposure to Other CDS contracts is also highly diversified. It includes $5.0 billion of exposure to four pooled infrastructure deals comprised of diversified pools of international infrastructure project transactions and loans to regulated utilities. These pools were all structured with underlying enhancement sufficient for the Company to attach at super senior AAA levels. The remaining $5.6 billion of exposure in Other CDS contracts is comprised of numerous deals typically structured with significant underlying enhancement and spread across various asset classes, such as commercial receivables, infrastructure, regulated utilities and consumer receivables. Substantially all of this $10.6 billion of exposure is rated investment grade and the weighted average credit rating is AA+.

The Company’s exposure to the mortgage industry is discussed in Note 6.

The unrealized loss of $(31.1) million for the Third Quarter in the Other asset type is mainly due to widening spreads for a pooled infrastructure transaction and a wrapped film securitization transaction. The unrealized loss of $(201.1) million for Nine Months ended September 30, 2008 is primarily attributable to a change in the call date assumption and widening of spreads for a pooled infrastructure transaction during the Second Quarter 2008, that resulted in a unrealized loss of $(100.4) million, and a ratings downgrade on a wrapped film securitization transaction, that resulted in an unrealized loss of $(48.2) million. Other also includes management’s estimate of credit related impairments for the Company’s credit derivative exposures of $10.1 million and $18.9 million for the Third Quarter and Nine Months ended September 30, 2008, respectively. With considerable volatility continuing in the market, the fair value adjustment amount may fluctuate significantly in future periods.

The following table presents additional details about the Company’s unrealized gain on pooled corporate obligation credit derivatives, which includes collateralized loan obligations, market value CDOs and trust preferred securities, by asset type as of September 30, 2008:

Asset Type	Original Subordination(2)	Current Subordination(2)	Net Par Outstanding (in billions)	Weighted Average Credit Rating(1)	3Q-08 Unrealized Gain (Loss) (in millions)	9 mos. 2008 Unrealized Gain (Loss) (in millions)
High yield corporates	36.3%	34.3%	$23.5	AAA	$(3.7)	$278.0
Trust preferred	46.2%	43.2%	6.3	AAA	11.4	69.8
Market value CDOs of corporates	41.6%	37.5%	3.7	AAA	0.7	46.0
Investment grade corporates	28.7%	29.6%	2.3	AAA	(0.6)	6.2
Commercial real estate	49.0%	48.9%	0.8	AAA	0.1	7.5
CDO of CDOs (corporate)	1.7%	5.1%	0.1	AAA	0.5	0.4
Total	38.2%	36.1%	$36.6	AAA	$8.4	$408.0

(1) Based on the Company’s internal rating, which is on a comparable scale to that of the nationally recognized rating agencies.

(2) Represents the sum of subordinate tranches and over-collateralization and does not include any benefit from excess interest collections that may be used to absorb losses.

The following table presents additional details about the Company’s unrealized gain on credit derivatives associated with commercial mortgage-backed securities by vintage as of September 30, 2008:

Vintage	Original Subordination(2)	Current Subordination(2)	Net Par Outstanding (in billions)	Weighted Average Credit Rating(1)	3Q-08 Unrealized Gain (Loss) (in millions)	9 mos. 2008 Unrealized Gain (Loss) (in millions)
2004 and Prior	19.7%	22.1%	$0.3	AAA	$0.5	$5.5
2005	27.6%	28.6%	3.4	AAA	0.4	50.9
2006	27.2%	27.8%	2.0	AAA	(0.1)	20.6
2007	35.8%	35.9%	0.2	AAA	(0.1)	2.4
2008	—	—	—	—	—	—
Total	27.4%	28.3%	$5.9	AAA	$0.7	$79.3

The following tables present additional details about the Company’s unrealized gain on credit derivatives associated with residential mortgage-backed securities by vintage and asset type as of September 30, 2008:

	Original Subordination(2)	Current Subordination(2)	Net Par Outstanding (in billions)	Weighted Average Credit Rating(1)	3Q-08 Unrealized Gain (Loss) (in millions)	9 mos. 2008 Unrealized Gain (Loss) (in millions)
2004 and Prior	5.2%	13.0%	$0.5	A+	$(2.5)	$(8.8)
2005	24.1%	48.7%	5.2	AA+	(7.2)	71.4
2006	16.1%	22.6%	6.2	AA+	(12.5)	131.5
2007	16.4%	18.4%	9.5	AA	(77.5)	(133.3)
2008	—	—	—	—	—	—
Total	17.9%	26.9%	$21.3	AA	$(99.8)	$60.8

Asset Type	Original Subordination(2)	Current Subordination(2)	Net Par Outstanding (in billions)	Weighted Average Credit Rating(1)	3Q-08 Unrealized Gain (Loss) (in millions)	9 mos. 2008 Unrealized Gain (Loss) (in millions)
Alt-A loans	20.4%	23.5%	$6.6	AA-	$(100.3)	$(167.6)
Prime first liens	10.4%	12.2%	9.0	AAA	0.6	25.8
Subprime first liens	26.9%	53.9%	5.7	AA-	(0.1)	202.6
Total	17.9%	26.9%	$21.3	AA	$(99.8)	$60.8

In general, the Company structures credit derivative transactions such that the method for making loss payments is similar to that for financial guaranty policies and generally occurs as losses are realized on the underlying reference obligation. Nonetheless, credit derivative transactions are governed by ISDA documentation and operates differently from financial guaranty insurance policies. For example, the Company’s control rights with respect to a reference obligation under a credit derivative may be more limited than when the Company issues a financial guaranty insurance policy. In addition, while the Company’s exposure under credit derivatives, like the Company’s exposure under financial guaranty insurance policies, have been generally for as long as the reference obligation remains outstanding, unlike financial guaranty policies, a credit derivative may be terminated for a breach of the ISDA documentation or other specific events. In some older credit derivative transactions, one such specified event is the failure of AGC to maintain specified financial strength ratings ranging from AA- to BBB-. If a credit derivative is terminated the Company could be required to make a mark-to-market payment as determined under the ISDA documentation. For example, if AGC’s rating were downgraded to A+, under market conditions at September 30, 2008, if the counterparties exercised their right to terminate their credit derivatives, AGC would have been required make payments that, under the Company’s mark-to-market methodology, was estimated to be approximately $42 million. Further, if AGC’s rating was downgraded to levels between “BBB+” and “BB+” it would have been required to make additional payments that, under the Company’s mark-to-market methodology, was estimated to be approximately $207 million at September 30, 2008. As of September 30, 2008 the Company had pre-IPO transactions with approximately $1.3 billion of par subject to collateral posting due to changes in market value. In the event AGC were downgraded from AAA to Aa2, with respect to certain of its credit derivative contracts, the amount of par subject to collateral posting requirements would increase to $1.5 billion from $1.2 billion as a result of certain collateral posting thresholds being lowered. In the event AGC were downgraded below A-, the maximum amount of par subject to collateral posting requirements would be $2.4 billion. However, at current fair market value amounts, AGC would not have to pledge additional collateral for the benefit of its counterparties. In October and November 2008, the Company posted collateral totaling approximately $68.5 million based on the unrealized mark-to-market loss position for transactions with two of its counterparties. Under current market conditions we do not anticipate a material increase in the amount posted. Currently no additional collateral posting is required or anticipated for any other transactions.

As of September 30, 2008 and December 31, 2007, the Company considered the impact of its own credit risk, in combination with credit spreads on risk that it assumes through CDS contracts, in determining the fair value of its credit derivatives. The Company determines its own credit risk based on quoted CDS prices traded on the Company at each balance sheet date. The quoted price of CDS contracts traded on the Company at September 30, 2008 and

December 31, 2007 was 1,255 basis points and 180 basis points, respectively. Historically, the price of CDS traded on the Company generally moves directionally the same as general market spreads. Generally, a widening of the CDS prices traded on the Company has an effect of offsetting unrealized losses that result from widening general market credit spreads, while a narrowing of the CDS prices traded on the Company has an effect of offsetting unrealized gains that result from narrowing general market credit spreads. An overall narrowing of spreads generally results in an unrealized gain on credit derivatives for the Company and an overall widening of spreads generally results in an unrealized loss for the Company.

The following table summarizes the estimated change in fair values on the net balance of the Company’s credit derivative positions assuming immediate parallel shifts in credit spreads at September 30, 2008:

(Dollars in millions)

Credit Spreads(1)	Estimated Net Fair Value (Pre-Tax)	Estimated Pre-Tax Change in Gain / (Loss)
September 30, 2008:
100% widening in spreads	$(974.8)	$(705.4)
50% widening in spreads	(625.5)	(356.1)
25% widening in spreads	(449.0)	(179.6)
10% widening in spreads	(340.6)	(71.2)
Base Scenario	(269.4)	—
10% narrowing in spreads	(213.2)	56.2
25% narrowing in spreads	(133.1)	136.3
50% narrowing in spreads	(4.8)	264.6

(1) Includes the effects of spreads on both the underlying asset classes and the Company’s own credit spread.

5. Investments

The following table summarizes the Company’s aggregate investment portfolio as of September 30, 2008:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands of U.S. dollars)
Fixed maturity securities
U.S. government and agencies	$433,179	$16,841	$(1,915)	$448,105
Obligations of state and political subdivisions	1,243,642	19,436	(62,797)	1,200,281
Corporate securities	280,568	1,205	(31,295)	250,478
Mortgage-backed securities	1,163,175	5,368	(58,219)	1,110,324
Asset-backed securities	89,500	15	(2,341)	87,174
Foreign government securities	50,536	1,556	(59)	52,033
Preferred stock	12,625	—	(414)	12,211
Total fixed maturity securities	3,273,225	44,421	(157,040)	3,160,606
Short-term investments	370,071	—	—	370,071
Total investments	$3,643,296	$44,421	$(157,040)	$3,530,677

The following table summarizes the Company’s aggregate investment portfolio as of December 31, 2007:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands of U.S. dollars)
Fixed maturity securities
U.S. government and agencies	$297,445	$13,524	$(17)	$310,952
Obligations of state and political subdivisions	1,043,000	38,612	(2,773)	1,078,839
Corporate securities	179,369	4,759	(1,368)	182,760
Mortgage-backed securities	859,666	9,882	(4,686)	864,862
Asset-backed securities	68,148	341	(82)	68,407
Foreign government securities	71,386	1,694	(18)	73,062
Preferred stock	7,875	197	—	8,072
Total fixed maturity securities	2,526,889	69,009	(8,944)	2,586,954
Short-term investments	552,938	—	—	552,938
Total investments	$3,079,827	$69,009	$(8,944)	$3,139,892

Approximately 31% and 28% of the Company’s total investment portfolio as of September 30, 2008 and December 31, 2007, respectively, was composed of mortgage-backed securities, including collateralized mortgage obligations and commercial mortgage-backed securities. As of September 30, 2008 and December 31, 2007, respectively, approximately 66% and 55% of the Company’s total mortgage-backed securities were government agency obligations. As of both September 30, 2008 and December 31, 2007, the weighted average credit quality of the Company’s entire investment portfolio was AA+ and AAA, respectively. The Company’s portfolio is comprised primarily of high-quality, liquid instruments. We continue to receive sufficient information to value our investments and have not had to modify our approach due to the current market conditions.

Under agreements with cedants and in accordance with statutory requirements, the Company maintains fixed maturity securities in trust accounts for the benefit of reinsured companies and for the protection of policyholders, generally in states where the Company or its subsidiaries, as applicable, are not licensed or accredited. The carrying value of such restricted balances as of September 30, 2008 and December 31, 2007 was $1,019.0 million and $936.0 million, respectively.

The Company has a formal review process for all securities in our investment portfolio, including a review for impairment losses. Factors considered when assessing impairment include:

•	a decline in the market value of a security by 20% or more below amortized cost;
•	a decline in the market value of a security for a continuous period of 12 months;
•	recent credit downgrades of the applicable security or the issuer by rating agencies;
•	the financial condition of the applicable issuer;
•	whether scheduled interest payments are past due; and
•	whether we have the ability and intent to hold the security for a sufficient period of time to allow for anticipated recoveries in fair value.

If the Company believes a decline in the value of a particular investment is temporary, it records the decline as an unrealized loss, net of tax, on the balance sheet in “accumulated other comprehensive income” in shareholders’ equity. If the Company believes the decline is “other than temporary,” it writes down the carrying value of the investment and records a realized loss in the statement of operations. The Company’s assessment of a decline in value includes management’s current assessment of the factors noted above. If that assessment changes in the future, the Company may ultimately record a loss after having originally concluded that the decline in value was temporary.

A focus of management’s assessment is the evaluation of securities that have been in an unrealized loss position for 12-months or more.  Management considers the nature of the investment, the cause for the impairment (interest or credit related), the severity (both as a percentage of book value and absolute dollars) and duration of the impairment  and any other available evidence, such as discussions with investment advisors, volatility of the securities fair value and recent news reports when performing its assessment.

As of September 30, 2008, the Company’s gross unrealized loss position stood at $157.0 million compared to $50.5 million at June 30, 2008.  The $106.5 million increase in gross unrealized losses is primarily attributable to municipal securities, $46.3 million, mortgage and asset-backed securities, $37.7 million, and corporate securities, $21.5 million.  The increase in these unrealized losses during the three months ended September 30, 2008 is related to the overall illiquidity in the financial markets and resulted in a sudden and severe depressed demand for non-cash investments.

As of September 30, 2008, the Company had 102 securities in an unrealized loss position for greater than 12 months, representing a gross unrealized loss of $35.3 million.  Of these securities, 51 securities had unrealized losses greater than 10% of book value.  The total unrealized loss for these securities as of September 30, 2008 was $26.9 million.  The aggregate amount of unrealized loss for these 51 bonds over the past 12 months has varied between $4.1 million and $14.3 million, until September when the unrealized loss increased to $26.9 million.  This increase in unrealized losses during the quarter is attributable to the market illiquidity and volatility in the U.S. economy mentioned above and not specific to individual issuer credit.  Except as noted below, the Company has recognized no other than temporary impairment losses and has the ability and intent to hold these securities until a recovery in value.

The Company recognized $18.5 million of other than temporary impairment losses related to corporate securities for the three- and nine-month periods ended September 30, 2008. The Company continues to monitor the value of these investments.  Future events may result in further impairment of the Company’s investments. The Company had no write downs of investments for other than temporary impairment losses for the three- and nine-month periods ended September 30, 2007.

The following table summarizes the unrealized losses in our investment portfolio by type of security and the length of time such securities have been in a continuous unrealized loss position as of the dates indicated:

	As of September 30, 2008		As of December 31, 2007
Length of Time in Continuous Unrealized Loss Position	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	($ in millions)
Municipal securities
0-6 months	$429.3	$(24.3)	$67.2	$(0.6)
7-12 months	208.7	(23.1)	123.0	(1.9)
Greater than 12 months	109.3	(15.4)	8.6	(0.3)
	747.3	(62.8)	198.8	(2.8)

Corporate securities
0-6 months	180.0	(23.8)	13.6	(0.3)
7-12 months	21.6	(2.1)	22.2	(0.8)
Greater than 12 months	16.2	(5.4)	12.8	(0.3)
	217.8	(31.3)	48.6	(1.4)

U.S. Government obligations
0-6 months	138.5	(1.9)	25.4	—
7-12 months	—	—	—	—
Greater than 12 months	—	—	—	—
	138.5	(1.9)	25.4	—

Mortgage and asset-backed securities
0-6 months	541.6	(23.5)	37.7	(0.4)
7-12 months	148.3	(22.6)	32.0	(0.3)
Greater than 12 months	153.1	(14.5)	254.4	(4.0)
	843.0	(60.6)	324.1	(4.7)

Preferred stock
0-6 months	12.2	(0.4)	—	—
7-12 months	—	—	—	—
Greater than 12 months	—	—	—	—
	12.2	(0.4)	—	—
Total	$1,958.8	$(157.0)	$596.9	$(8.9)

The following table summarizes the unrealized losses in our investment portfolio by type of security and remaining time to maturity as of the dates indicated:

	As of September 30, 2008		As of December 31, 2007
Remaining Time to Maturity	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	($ in millions)
Municipal securities
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	66.2	(2.6)	1.9	(0.1)
Due after ten years	681.1	(60.2)	196.9	(2.7)
	747.3	(62.8)	198.8	(2.8)

Corporate securities
Due in one year or less	8.6	(0.1)	7.2	—
Due after one year through five years	67.6	(3.3)	16.1	(0.3)
Due after five years through ten years	107.0	(22.0)	12.0	(0.2)
Due after ten years	34.6	(5.9)	13.3	(0.9)
	217.8	(31.3)	48.6	(1.4)

U.S. Government obligations
Due in one year or less	8.0	—	—	—
Due after one year through five years	21.2	(0.4)	25.4	—
Due after five years through ten years	103.6	(1.5)	—	—
Due after ten years	5.7	—	—	—
	138.5	(1.9)	25.4	—

Mortgage and asset-backed securities	843.0	(60.6)	324.1	(4.7)

Preferred stock	12.2	(0.4)	—	—
Total	$1,958.8	$(157.0)	$596.9	$(8.9)

The following table summarizes, for all securities sold at a loss through September 30, 2008 and 2007, the fair value and realized loss by length of time such securities were in a continuous unrealized loss position prior to the date of sale:

	Three Months Ended September 30,
	2008		2007
Length of Time in Continuous Unrealized Loss Prior to Sale	Estimated Fair Value	Gross Realized Losses	Estimated Fair Value	Gross Realized Losses
	($ in millions)
Municipal securities
0-6 months	$—	$—	$—	$—
7-12 months	—	—	—	—
Greater than 12 months	—	—	—	—
	—	—	—	—

Corporate securities(1)
0-6 months	3.4	(6.0)	10.4	—
7-12 months	0.6	(7.1)	12.2	—
Greater than 12 months	0.8	(5.5)	9.0	(0.2)
	4.8	(18.6)	31.6	(0.2)

U.S. Government securities
0-6 months	—	—	1.0	(0.1)
7-12 months	—	—	0.8	—
Greater than 12 months	—	—	0.7	—
	—	—	2.5	(0.1)

Mortgage and asset-backed securities
0-6 months	21.2	—	41.2	(0.5)
7-12 months	—	—	—	—
Greater than 12 months	—	—	—	—
	21.2	—	41.2	(0.5)

Preferred stock
0-6 months	0.2	(2.8)	—	—
7-12 months	—	—	—	—
Greater than 12 months	—	—	—	—
	0.2	(2.8)	—	—
Total	$26.2	$(21.4)	$75.3	$(0.8)

(1) Includes other than temporary impairment losses of $18.5 million.

	Nine Months Ended September 30,
	2008		2007
Length of Time in Continuous Unrealized Loss Prior to Sale	Estimated Fair Value	Gross Realized Losses	Estimated Fair Value	Gross Realized Losses
	($ in millions)
Municipal securities
0-6 months	$2.5	$(0.3)	$44.9	$(0.2)
7-12 months	—	—	—	—
Greater than 12 months	—	—	—	—
	2.5	(0.3)	44.9	(0.2)

Corporate securities(1)
0-6 months	4.9	(6.0)	11.0	—
7-12 months	2.7	(7.1)	12.2	—
Greater than 12 months	0.8	(5.5)	16.4	(0.3)
	8.4	(18.6)	39.6	(0.3)

U.S. Government securities
0-6 months	—	—	25.0	(0.5)
7-12 months	—	—	0.8	—
Greater than 12 months	—	—	17.7	(0.2)
	—	—	43.5	(0.7)

Mortgage and asset-backed securities
0-6 months	72.9	(0.5)	77.6	(0.6)
7-12 months	1.2	—	—	—
Greater than 12 months	5.4	(0.1)	77.6	(1.2)
	79.5	(0.6)	155.2	(1.8)

Preferred stock
0-6 months	4.8	(3.1)	—	—
7-12 months	—	—	—	—
Greater than 12 months	—	—	—	—
	4.8	(3.1)	—	—
Total	$95.2	$(22.6)	$283.2	$(3.0)

(1)          Includes other than temporary impairment losses of $18.5 million.

6.  Significant Risk Management Activities

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

Reinsurance Businesses

For transactions in the Company’s Reinsurance segment, the primary insurers are responsible for conducting ongoing surveillance, and our surveillance personnel monitor the activities of the primary insurers through a variety of means, such as review of surveillance reports provided by the primary insurers, and meetings and discussions with their analysts. Our surveillance personnel take steps to ensure that the primary insurer is managing risk pursuant to the terms of the applicable reinsurance agreement. To this end, we conduct periodic reviews of ceding companies’ surveillance activities and capabilities. That process may include the review of the primary insurer’s underwriting, surveillance, and claim files for certain transactions. In the event of credit deterioration of a particular exposure, more frequent reviews of the ceding company’s risk mitigation activities are conducted. Our surveillance personnel also monitor general news and information, industry trends, and rating agency reports to help focus surveillance activities on sectors or credits of particular concern. For certain exposures, we also will undertake an independent analysis and remodeling of the transaction.

Closely Monitored Credits

The Company’s surveillance department is responsible for monitoring our portfolio of credits and maintains a list of closely monitored credits (“CMC”). The closely monitored credits are divided into four categories:

•	Category 1 (low priority; fundamentally sound, greater than normal risk);
•	Category 2 (medium priority; weakening credit profile, may result in loss);
•	Category 3 (high priority; claim/default probable, case reserve established);
•	Category 4 (claim paid, case reserve established for future payments).

The closely monitored credits include all below investment grade (“BIG”) exposures where there is a material amount of exposure (generally greater than $10.0 million) or a material risk of the Company incurring a loss greater than $0.5 million. The closely monitored credits also include investment grade (“IG”) risks where credit quality is deteriorating and where, in the view of the Company, there is significant potential that the risk quality will fall below investment grade. As of September 30, 2008, the closely monitored credits include approximately 99% of our BIG exposure, and the remaining BIG exposure of $43.5 million is distributed across 66 different credits. Other than those excluded BIG credits, credits that are not included in the closely monitored credit list are categorized as fundamentally sound risks.

The following table provides financial guaranty net par outstanding by credit monitoring category as of September 30, 2008 (dollars in millions):

	Closely Monitored Credit Categories
	Category 1	Category 2	Category 3	Category 4	Total

Number of policies	50	48	93	4	195

Remaining weighted-average contract period (in years)	23.5	19.1	7.7	8.9	15.2

Insured contractual payments outstanding:
Principal	$1,056.8	$1,323.4	$1,874.8	$20.4	$4,275.4
Interest	1,009.3	386.5	743.5	6.0	2,145.3
Total	$2,066.1	$1,709.9	$2,618.3	$26.4	$6,420.7

Gross reserves for loss and loss adjustment expenses	$—	$—	$89.5	$23.7	$113.1
Less:
Gross potential recoveries	—	—	(34.3)	(2.3)	(36.6)
Discount, net	—	—	5.5	—	5.5
Net reserves for loss and loss adjustement expenses	$—	$—	$60.6	$21.4	$82.0

Reinsurance recoverables	$—	$—	$—	$—	$—

The Company’s loss adjustment expenses for mitigating claim liabilities were $0.3 million and $0.6 million for the Third Quarter 2008 and Nine Months 2008, respectively.

In accordance with FAS 163, the above table includes financial guaranty contracts written in insurance form.  It does not include financial guaranty contracts written in CDS form, mortgage guaranty insurance or the Company’s other lines of insurance.

The Company insures various types of residential mortgage-backed securitizations (“RMBS”). Such transactions may include obligations backed by closed-end first mortgage loans and closed and open-end second mortgage loans or home equity loans on one-to-four family residential properties, including condominiums and cooperative apartments. A RMBS transaction where the underlying collateral is comprised of revolving home equity lines of credit is generally referred to as a “HELOC” transaction. In general, the collateral supporting HELOC securitizations are second lien loans made to prime borrowers. As of September 30, 2008, the Company had net par outstanding of $1.9 billion related to HELOC securitizations, of which $1.3 billion were written in the Company’s financial guaranty direct segment.  As of September 30, 2008, the Company had net par outstanding of $1.7 billion for transactions with Countrywide, of which $1.2 billion were written in the Company’s financial guaranty direct segment (“direct Countrywide transactions” or “Countrywide 2005-J” and “Countrywide 2007-D”).

The performance of the Company’s HELOC exposures deteriorated during 2007 and the first nine months of 2008 and transactions, particularly those originated in the period from 2005 through 2007, continue to perform below the Company’s original underwriting expectations. In accordance with its standard practice, during Third Quarter 2008 and Nine Months 2008, the Company evaluated the most currently available information, including trends in delinquencies, charge-offs on the underlying loans and draw rates on the lines of credit.  The key assumptions used in our analysis of potential case loss reserves on the direct Countrywide transactions are presented in the following table:

Key Variables
Constant payment rate (CPR)	10%
Constant default rate (CDR)	6-month average CDR of approximately 18% during months 1-6, declining to 2.5% at the end of month 12. From months 13 onward, a 2.5% CDR is assumed.
Draw rate	2%
Excess spread	250 bps per annum
Repurchases of Ineligible loans by Countrywide	$26.6 million; or approximately 1% of original pool balance of $2.4 billion
Loss Severity	100%

In recent periods, performance patterns on these transactions have stabilized, with CDR, CPR, Draw Rates and delinquency percentages fluctuating within what we believe to be a relatively narrow band. Accordingly, the Company is using modeling assumptions that are based upon or which approximate actual historical performance to project future performance and potential losses. During the Third Quarter 2008, the Company extended the time frame during which it expects the CDR to decline to a stabilized 2.5% rate. This revision was based upon management’s judgment that a variety of factors including the deterioration of U.S. economic conditions could lead to a longer period in which default rates remain high. The Company continues to model sensitivities around the results booked using a variety of CDR rates and stress periods as well as other modeling approaches including roll rates and hybrid roll rate/CDR methods.

As a result of this modeling and analysis, the Company incurred loss and loss adjustment expenses of $52.3 million for its direct Countrywide transactions during Third Quarter 2008. The Company’s cumulative incurred loss and loss adjustment expenses on the direct Countrywide transactions as of September 30, 2008 were $94.5 million ($75.1 million after-tax).

During Third Quarter 2008, certain of the Company’s other HELOC transactions in the financial guaranty direct segment experienced increases in delinquencies and collateral losses.  Incurred loss and loss adjustment expenses for these other HELOC transactions were $5.5 million during the Third Quarter 2008.  Additionally, during Third Quarter 2008, the Company incurred  loss and loss adjustment expenses of $17.8 million related to its assumed HELOC exposures in its financial guaranty reinsurance segment.

For Nine Months 2008, the Company incurred loss and loss adjustment expenses of $133.9 million for its HELOC exposures. Of this amount, $108.3 million related to the Company’s financial guaranty direct segment, including $94.5 million of incurred loss and loss adjustment expenses for the direct Countrywide transactions.  The remaining $25.6 million of incurred loss and loss adjustment expenses related to the Company’s assumed HELOC exposures in its financial guaranty reinsurance segment.

The ultimate performance of the Company’s HELOC transactions will depend on many factors, such as the level and timing of loan defaults, interest proceeds generated by the securitized loans, repayment speeds and changes in home prices, as well as the levels of credit support built into each transaction. Other factors also may have a material impact upon the ultimate performance of each transaction, including the ability of the seller and servicer to fulfill all of their contractual obligations including its obligation to fund future draws on lines of credit, as well as the amount of benefit received from repurchases of ineligible loans by Countrywide. The variables affecting transaction performance are interrelated, difficult to predict and subject to considerable volatility.  As of September 30, 2008, the Company had total incurred loss and loss adjustment expenses of $94.5 million for these two HELOC transactions.  If actual results differ materially from any of the Company’s assumptions, the losses incurred could be materially different from the Company’s estimate. The Company continues to update its evaluation of these exposures as new information becomes available.

A summary of the Company’s exposure to these two deals and their actual performance statistics through September 30, 2008 are as follows:

($ in millions)

	Countrywide 2005J	Countrywide 2007D
Original principal balance	$1,500	$900
Remaining principal balance	$560.5	$663.7
Cumulative losses (% of original principal balance)(1)	8.6%	10.8%
Total delinquencies (% of current balance)(2)	15.4%	10.7%
Average intital FICO score of borrowers(3)	709	712
Interest margin over prime(4)	2.0%	1.8%
Revolving period(5)	10	10
Repayment period(6)	15	15
Average draw rate(7)	2.2%	2.5%
Average constant payment rate(8)	10.1%	10.0%
Excess spread(9)	240 bps	242 bps

(1)   Cumulative collateral losses expressed as a percentage of the original deal balance.

(2)   Total delinquencies (loans >30 days past due) as a percentage of the current deal balance.

(3)   Fair Isaacs and Company score is a measurement designed to indicate the credit quality of a borrower

(4)   Floating rate charged to borrowers above the prime rate.

(5)   Time period (usually 5-10 years) in which the borrower may draw funds from their HELOC.

(6)   Time period (usually 10-20years) in which the borrower must repay the funds withdrawn from the HELOC.

(7)   Represents the three-month average draw rate as of September 2008.

(8)   Represent the three-month average constant payment rate as of September 2008.

(9)   Excess spread during September 2008.

Another type of RMBS transaction is generally referred to as “Subprime RMBS”. The collateral supporting such transactions is comprised of first-lien residential mortgage loans made to subprime borrowers. A “subprime borrower” is one considered to be a higher risk credit based on credit scores or other risk characteristics. As of September 30, 2008, the Company had net par outstanding of $6.7 billion related to Subprime RMBS securitizations. Of that amount, $6.1 billion is from transactions issued in the period from 2005 through 2007 and written in the Company’s financial guaranty direct segment. The majority of the Company’s Subprime RMBS exposure is rated triple-A by all major rating agencies, and by the Company, at September 30, 2008. As of September 30, 2008, the Company had portfolio reserves of $7.4 million and case reserves of $5.0 million related to its $6.7 billion U.S. Subprime RMBS exposure, of which $6.0 million were portfolio reserves related to its $6.1 billion exposure in the financial guaranty direct segment for transactions issued from 2005 through 2007.

The problems affecting the subprime mortgage market have been widely reported, with rising delinquencies, defaults and foreclosures negatively impacting the performance of Subprime RMBS transactions. Those concerns relate primarily to Subprime RMBS issued in the period from 2005 through 2007. The $6.1 billion exposure that the Company has to such transactions in its financial guaranty direct segment benefits from various structural protections, including credit enhancement that on average currently equals approximately 53.9% of the remaining principal balance of the transactions.

The Company also has exposure of $450.8 million to Closed-End Second (“CES”) RMBS transactions, of which $441.9 million is in the direct segment. As with other types of RMBS, the Company has seen significant deterioration in the performance of two of its CES transactions, which had exposure of $195.0 million, during the nine months ended September 30, 2008.  Specifically, during the Second Quarter 2008, one transaction in the financial guaranty direct segment experienced a significant increase in delinquencies and collateral losses, which resulted in erosion of the Company’s credit enhancement.  Based on the Company’s analysis of the transaction and its projected losses, the Company had case reserves of $14.4 million for this transaction as of September 30, 2008. Additionally, as of September 30, 2008, the Company had portfolio reserves of $6.2 million in its financial guaranty direct segment and case and portfolio reserves of $0.1 million and $0.7 million, respectively, in its financial guaranty reinsurance segment related to its U.S. Closed-End Second RMBS exposure.

Another type of RMBS transaction is generally referred to as “Alt-A RMBS”. The collateral supporting such transactions is comprised of first-lien residential mortgage loans made to high-quality borrowers that lack certain ancillary characteristics that would make them prime. As of September 30, 2008, the Company had net par outstanding of $7.8 billion related to Alt-A RMBS securitizations. Of that amount, $7.7 billion is from transactions issued in the period from 2005 through 2007 and written in the Company’s financial guaranty direct segment. As of September 30, 2008, the Company had portfolio reserves of $3.6 million and case reserves of $0.2 million related to its $7.8 billion Alt-A RMBS exposure, in the financial guaranty direct and reinsurance segments, respectively.

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

The Company has exposure to two life insurance reserve securitization transactions based on blocks of individual life insurance business reinsured by Scottish Re (U.S.) Inc. (“Scottish Re”).  The two transactions relate to Ballantyne Re p.l.c. (“Ballantyne”) (gross exposure of $500 million) and Orkney Re II, p.l.c. (“Orkney II”) (gross exposure of $423 million).  Under both transactions, monies raised through the issuance of the insured notes support present and future U.S. statutory life insurance reserve requirements.  The monies were invested at inception of each transaction in accounts managed by a large, well-known investment manager.  However, those investment accounts have incurred substantial mark-to-market losses since mid-year 2007, largely as a result of their exposure to subprime and Alt-A RMBS transactions.  Largely as a result of these mark-to-market losses the rating agencies – Moody’s, S&P and Fitch – have downgraded our exposure to both Ballantyne and Orkney II below investment grade.  The Company downgraded its internal risk ratings on these transactions to BB in Q1 2008 and placed them on our credit watch list (CMC list) in risk category 1 (CMC-1).  We define transactions on CMC-1 as low priority cases where the risk is considered fundamentally sound and no loss is expected, but where higher than normal risk is present.  The Company is working with the directing guarantor, who has insured exposure of $900 million, to take remedial action on the Ballantyne transaction. The Company, as the directing financial guarantor, is taking remedial action on the Orkney II transaction.  All investment proceeds in both Ballantyne and Orkney II are now required to be generally invested in cash or cash equivalents.

No credit losses have been realized and all of the securities in the Ballantyne and Orkney Re II portfolios continue to generate interest income.  Performance of the underlying blocks of life insurance business thus far has been in accordance with expectations, and the underlying reinsurance contracts continue to generate overall positive treaty settlements that are captured in the transaction structures.  The combination of cash flows from the investment accounts and the treaty settlements currently provides for greater than two times coverage of interest payments due on the notes that we insure.  The notional value of the assets held in the investment accounts continues to increase via the retention of that excess cash.

In order for the Company to incur an ultimate net loss on the transactions, adverse experience on the underlying block of life insurance policies and/or credit losses in the investment portfolio would need to exceed the level of credit enhancement built into the transaction structures.  The ability of the transactions to absorb such losses will continue to increase for as long as cash flows remain positive.  However, further declines in the market value of the investment accounts could trigger a shut off of interest payments to the insured notes and thereby trigger claim payments by the Company.  Any such claim payments ultimately could be recoverable, provided that credit losses on the investment accounts remain below the attachment point of our coverage.  In addition, cedants to Scottish Re may have the right to recapture blocks of life insurance business which Scottish Re has ceded to Ballantyne and Orkney Re II.  Such recaptures could require Ballantyne and Orkney Re II to sell assets and potentially realize substantial investment losses and for Assured to incur corresponding insured losses.  At the present time, the Company does not expect the level of recaptures to cause insured losses.

The Company’s current estimate of loss reserves represents management’s best estimate of loss based on the current information, however, actual results may differ materially from current estimates.

7.  Analysis of premiums written, premiums earned and loss and loss adjustment expenses

Direct, assumed, and ceded premium and loss and loss adjustment expense amounts for the First, Second and Third Quarters of 2008 and 2007 were as follows (2007 amounts have been reclassified as discussed in Note 2):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands of U.S. dollars)
Premiums Written
Direct	$71,326	$43,135	$415,501	$120,938
Assumed	41,489	25,352	118,892	74,473
Ceded	(1,328)	(8,069)	(12,545)	(15,138)
Net	$111,487	$60,418	$521,848	$180,273

Premiums Earned
Direct	$27,793	$14,594	$67,441	$39,520
Assumed	59,769	26,076	122,686	79,878
Ceded	(2,046)	(2,062)	(6,093)	(5,756)
Net	$85,516	$38,608	$184,034	$113,642

Loss and Loss Adjustment Expenses (Recoveries)
Direct	$67,392	$4,666	$131,523	$6,401
Assumed	13,453	(3,476)	42,319	(19,309)
Ceded	1,697	800	1,963	1,117
Net	$82,542	$1,990	$175,805	$(11,791)

Total net written premiums for Third Quarter 2008 and Nine Months 2008 were $111.5 million and $521.8 million, respectively, compared with $60.4 million and $180.3 million for Third Quarter 2007 and Nine Months 2007, respectively.

Direct written premiums increased $28.2 million in Third Quarter 2008 compared with Third Quarter 2007 primarily attributable to our U.S. public finance business, which generated $52.1 million of direct written premium in Third Quarter 2008 compared with $10.4 million during Third Quarter 2007.   Partially offsetting this increase was a $22.2 million decrease in international business premium.  Direct written premiums increased $294.6 million in Nine Months 2008 compared with Nine Months 2007 primarily due to a $323.9 million increase in U.S. public finance business, as we continue to increase our market share.  Partially offsetting this increase was a reduction of our international business to $14.1 million in Nine Months 2008, compared with $62.8 million for Nine Months 2007, as the prior year included a few large infrastructure transactions.

Assumed written premiums increased to $41.5 million in Third Quarter 2008 compared with $25.4 million in Third Quarter 2007 due primarily to a portfolio assumption from one of our cedants which generated $48.3 million in written premium.  This was offset by the commutation of business assumed from XL Financial Assurance Ltd. (“XLFA”), a subsidiary of Syncora Ltd. (formerly known as Security Capital Assurance Ltd.), which resulted in negative written premium of $20.8 million in the Third Quarter 2008.

Total net premiums earned for Third Quarter 2008 were $85.5 million compared with $38.6 million for Third Quarter 2007, while net premiums earned for Nine Months 2008 were $184.0 million compared with $113.6 million for Nine Months 2007.

Direct earned premiums increased $13.2 million, to $27.8 million for Third Quarter 2008 compared with $14.6 million for Third Quarter 2007, reflecting the continued  growth of our direct book of business. Direct earned premiums increased $27.9 million, to $67.4 million for Nine Months 2008 compared with $39.5 million for Nine Months 2007 for the same reason as above.  Additionally, our direct earned premiums for Nine Months 2007

included $2.8 million of public finance refundings.   Third Quarter 2008 and Nine Months 2008 did not have any direct earned premiums from public finance refundings.  Public finance refundings reflect the unscheduled pre-payment or refundings of underlying municipal bonds.  Also contributing to the Company’s increase in net premiums earned was the financial guaranty reinsurance segment, which increased $35.8 million ($7.6 million excluding refundings), compared to the same period last year. This increase was mainly due to the portfolio assumed from Ambac Assurance Corp. (“Ambac”) during December 2007, which generated $7.4 million of net earned premium in Third Quarter 2008.  Earned premium from refundings were $31.7 million for Third Quarter 2008 compared with $3.5 million for Third Quarter 2007. This increase is primarily a result of greater refundings of municipal auction rate and variable rate debt as reported by one of our ceding companies. Offsetting these increases was a decrease of $1.7 million in net premiums earned in the mortgage segment due to run-off.

Assumed premiums earned increased $42.8 million ($19.7 million excluding refundings) in Nine Months 2008 compared with Nine Months 2007 primarily due to $22.7 million generated from the portfolio assumed from Ambac, as mentioned above.

Total loss and loss adjustment expenses (“LAE”) (recoveries) were $82.5 million and $2.0 million for Third Quarter 2008 and Third Quarter 2007, respectively. Third Quarter 2008 included losses incurred of $65.9 million in the financial guaranty direct segment, of which $57.8 million related to the Company’s  direct HELOC exposures (refer to Note 6 for further detail). Additionally, loss and loss adjustment expenses in the financial guaranty reinsurance segment were $15.5 million, and related predominantly to our assumed HELOC exposures. Direct loss and LAE for Third Quarter 2007 included $1.5 million of portfolio reserve additions as a result of management updating its rating agency default statistics, based on data received in the quarter.  Third Quarter 2007 also included portfolio reserve increases of $3.1 million related to portfolio development in our financial guaranty direct segment.

Third Quarter 2007 assumed loss and LAE was $(3.5) million principally due to a net portfolio reserve release associated with the establishment of a case reserve, based on information reported to us by the ceding company, for an aircraft-related structured finance transaction written prior to the IPO.

Total loss and LAE were $175.8 million and $(11.8) million for Nine Months 2008 and Nine Months 2007, respectively.  Loss and LAE for Nine Months 2008 in the financial guaranty direct segment included losses incurred of $23.7 million and $109.7 million related to the Company’s Closed-End Second and HELOC exposures, respectively.  In the financial guaranty reinsurance segment, Nine Months 2008 included losses incurred of $42.5 million mainly related to our U.S. RMBS and HELOC exposures. In addition to Third Quarter 2007 activity, discussed above, assumed loss and LAE for Nine Months 2007 included reserve releases related to aircraft-related transactions.

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

Reinsurance recoverable on ceded losses and LAE as of September 30, 2008 and December 31, 2007 were $6.1 million and $8.8 million, respectively and are mainly related to the Company’s other segment.  In the event that any or all of the reinsurers are unable to meet their obligations, the Company would be liable for such defaulted amounts.

Effective July 25, 2008, AG Re commuted its $2.1 billion portfolio of business assumed from XLFA for a payment of $18.0 million, which included returning $14.6 million of unearned premium, net of ceding commissions, and loss reserves of $5.2 million, resulting in a net gain to the Company of $1.8 million.

Effective October 23, 2008, AGC entered into an agreement with CIFG Assurance North America, Inc. (“CIFG”) to assume a diversified portfolio of financial guaranty contracts totaling approximately $13.3 billion of net par outstanding.  Upon the closing of the transaction, which the Company anticipates occurring in the fourth quarter of 2008, AGC estimates it will receive approximately $88.1 million of upfront premiums and approximately $12.2 million of future installments related to this transaction.

8.  Commitments and Contingencies

Litigation

Effective January 1, 2004, Assured Guaranty Mortgage Insurance Company (“AGMIC”) reinsured a private mortgage insurer (the “Reinsured”) under a Mortgage Insurance Stop Loss Excess of Loss Reinsurance Agreement (the “Agreement”).  Under the Agreement, AGMIC agreed to cover the Reinsured’s aggregate mortgage guaranty insurance losses in excess of a $25 million retention and subject to a $95 million limit.  Coverage under the Agreement was triggered only when the Reinsured’s: (1) combined loss ratio exceeded 100%; and (2) risk to capital ratio exceeded 25 to 1, according to insurance statutory accounting.  In April 2008, AGMIC notified the Reinsured it was terminating the Agreement because of its breach of the terms of the Agreement.  The Reinsured has notified AGMIC that it considers the Agreement to remain in effect and that the two coverage triggers under the Agreement apply as of April 1, 2008.  By letter dated May 5, 2008, the Reinsured demanded arbitration against AGMIC seeking a declaration that the Agreement remains in effect and alleged compensatory and other damages. The arbitration hearing is scheduled to begin before a three person panel in December 2008.

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

Real Estate Lease

In June 2008, the Company’s subsidiary, Assured Guaranty Corp., entered into a new five-year lease agreement for New York office space. Future minimum annual payments of $5.3 million for the first twelve month period and $5.7 million for subsequent twelve month periods will commence October 1, 2008 and are subject to escalation in building operating costs and real estate taxes.

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

The Company is party to reinsurance agreements with most of the major monoline primary financial guaranty insurance companies. The Company’s facultative and treaty agreements are generally subject to termination (i) upon written notice (ranging from 90 to 120 days) prior to the specified deadline for renewal, (ii) at the option of the primary insurer if the Company fails to maintain certain financial, regulatory and rating agency criteria which are equivalent to or more stringent than those the Company is otherwise required to maintain for its own compliance with state mandated insurance laws and to maintain a specified financial strength rating for the particular insurance subsidiary or (iii) upon certain changes of control of the Company. Upon termination under the conditions set forth in (ii) and (iii) above, the Company may be required (under some of its reinsurance agreements) to return to the primary insurer all statutory unearned premiums, less ceding commissions, attributable to reinsurance ceded pursuant to such agreements after which the Company would be released from liability with respect to the ceded business. Upon the occurrence of the conditions set forth in (ii) above, whether or not an agreement is terminated, the Company may be required to obtain a letter of credit or alternative form of security to collateralize its obligation to perform under such agreement or it may be obligated to increase the level of ceding commission paid. See Note 16 for further detail on the effect of a ratings downgrade on the Company’s reinsurance agreements.

9.  Long-Term Debt and Credit Facilities

The Company’s unaudited interim consolidated financial statements  include long-term debt used to fund the Company’s insurance operations, and related interest expense, as described below.

Senior Notes

Assured Guaranty US Holdings Inc. (“AGUS”), a subsidiary of the Company, issued $200.0 million of 7.0% Senior Notes due 2034 for net proceeds of $197.3 million. The proceeds of the offering were used to repay substantially all of a $200.0 million promissory note issued to a subsidiary of ACE in April 2004 as part of the IPO related formation transactions. The coupon on the Senior Notes is 7.0%, however, the effective rate is approximately 6.4%, taking into account the effect of a cash flow hedge executed by the Company in March 2004, the term of which matches that of the Senior Notes.  The Company recorded interest expense of $3.3 million, including $0.2 million of amortized gain on the cash flow hedge, for both Third Quarter 2008 and Third Quarter 2007. The Company recorded interest expense of $10.0 million, including $0.5 million of amortized gain on the cash flow hedge, for both Nine Months 2008 and Nine Months 2007. These Senior Notes are fully and unconditionally guaranteed by Assured Guaranty Ltd.

Series A Enhanced Junior Subordinated Debentures

On December 20, 2006, AGUS issued $150.0 million of Series A Enhanced Junior Subordinated Debentures (the “Debentures”) due 2066 for net proceeds of $149.7 million. The proceeds of the offering were used to repurchase 5,692,599 of Assured Guaranty Ltd.’s common shares from ACE Bermuda Insurance Ltd., a subsidiary of ACE. The Debentures pay a fixed 6.40% rate of interest until December 15, 2016, and thereafter pay a floating rate of interest, reset quarterly, at a rate equal to 3 month LIBOR plus a margin equal to 2.38%. AGUS may elect at one or more times to defer payment of interest for one or more consecutive periods for up to ten years. Any unpaid interest bears interest at the then applicable rate. AGUS may not defer interest past the maturity date. The Company recorded interest expense of $2.5 million for both Third Quarter 2008 and Third Quarter 2007 and $7.4 million for both Nine Months 2008 and Nine Months 2007, respectively. These Debentures are guaranteed on a junior subordinated basis by Assured Guaranty Ltd.

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

The 2006 credit facility’s financial covenants require that Assured Guaranty Ltd. (a) maintain a minimum net worth of seventy-five percent (75%) of the Consolidated Net Worth of Assured Guaranty Ltd. as of the most recent fiscal quarter of Assured Guaranty Ltd. prior to November 6, 2006 and (b) maintain a maximum debt-to-capital ratio of 30%. In addition, the 2006 credit facility requires that AGC maintain qualified statutory capital of at least 75% of its statutory capital as of the fiscal quarter prior to November 6, 2006. Furthermore, the 2006 credit facility contains restrictions on Assured Guaranty Ltd. and its subsidiaries, including, among other things, in respect of their ability to incur debt, permit liens, become liable in respect of guaranties, make loans or investments, pay dividends or make distributions, dissolve or become party to a merger, consolidation or acquisition, dispose of assets or enter into affiliate transactions. Most of these restrictions are subject to certain minimum thresholds and exceptions. The 2006 credit facility has customary events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, bankruptcy or insolvency proceedings, change of control and cross-default to other debt agreements. A default by one borrower will give rise to a right of the lenders to terminate the facility and accelerate all amounts then outstanding. As of September 30, 2008 and December 31, 2007, Assured Guaranty was in compliance with all of those financial covenants.

As of September 30, 2008 and December 31, 2007, no amounts were outstanding under this facility nor have there been any borrowings under this facility.

The 2006 credit facility replaced a $300.0 million three-year credit facility. Letters of credit totaling approximately $2.9 million were outstanding as of September 30, 2008 related to the Real Estate Lease agreement discussed in Note 8. No letters of credit were outstanding as of December 31, 2007.

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

AG Re’s obligations to make payments of principal and interest on loans under the AG Re Credit Facility, whether at maturity, upon acceleration or otherwise, are limited recourse obligations of AG Re and are payable solely from the collateral securing the AG Re Credit Facility, including recoveries with respect to certain insured obligations in a designated portfolio, premiums with respect to defaulted insured obligations in that portfolio, certain designated reserves and other designated collateral.

As of September 30, 2008 and December 31, 2007, no amounts were outstanding under this facility nor have there been any borrowings under the life of this facility.

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

During Third Quarter 2008 and Third Quarter 2007, AGC incurred $1.5 million and $0.6 million, respectively, of put option premiums which are an on-going expense. During Nine Months 2008 and Nine Months 2007, AGC incurred $4.0 million and $1.9 million, respectively, of put option premiums which are an on-going expense. The increase in Third Quarter 2008 and Nine Months 2008 compared to the respective periods in 2007 was due to the increase in annualized rates from One-Month LIBOR plus 110 basis points to One-Month LIBOR plus 250 basis points as a result of the failed auction process in April 2008. These expenses are presented in the Company’s unaudited interim consolidated statements of operations and comprehensive income under other expense.

The CCS securities have a fair value of $32.6 million and $8.3 million as of September 30, 2008 and December 31, 2007, respectively, and a change in fair value during Third Quarter 2008 and Nine Months 2008 of $6.9 million and $24.3 million, respectively. The change in fair value is recorded in the unaudited interim consolidated statements of operations and comprehensive income in other income. The change in fair value of CCS securities was $0 during both Third Quarter 2007 and Nine Months 2007, as the fair value was $0 at September 30, 2007, June 30, 2007 and December 31, 2006.

10. Employee benefit Plans

Share-Based Compensation

Share-based compensation expense in Third Quarter 2008 and Third Quarter 2007 was $1.8 million ($1.4 million after tax) and $4.3 million ($3.6 million after tax), respectively. Share-based compensation expense in Nine Months 2008 and Nine Months 2007 was $10.2 million ($8.3 million after tax) and $13.8 million ($11.4 million after tax), respectively.  The effect of share-based compensation on both basic and diluted earnings per share for Third Quarter 2008 was $0.02. The effect on basic and diluted earnings per share for Nine Months 2008 was $0.10 and $0.09, respectively. The effect of share-based compensation on basic and diluted earnings per share for Third Quarter 2007 and Nine Months 2007 was $0.05 and $0.17, respectively.  Third Quarter 2008 and Nine Months 2008 expense included $(0.2) million ($(0.2) million after tax) and $3.5 million ($3.1 million after tax), respectively, related to accelerated vesting for stock award grants to retirement-eligible employees. Third Quarter 2007 and Nine Months 2007 expense included $1.2 million ($1.1 million after tax) and $4.9 million ($4.3 million after tax), respectively, related to accelerated vesting for stock award grants to retirement-eligible employees.

Beginning February 2008, the Company granted restricted stock units to employees with the vesting terms similar to those of the restricted common shares. During Third Quarter 2008 and Nine Months 2008, the Company

recognized $0.2 million ($0.1 million after tax) and $2.3 million ($2.0 million after tax), respectively, of expense for restricted stock units to employees.

Performance Retention Plan

The Company recognized approximately $(0.3) million ($(0.3) million after tax) and $39,000 ($27,000 after tax) of expense for performance retention awards in Third Quarter 2008 and Third Quarter 2007, respectively. The Company recognized approximately $6.0 million ($4.9 million after tax) and $0.1 million ($0.1 million after tax) of expense for performance retention awards in Nine Months 2008 and Nine Months 2007, respectively. Included in Third Quarter 2008 and Nine Months 2008 amounts were $(0.7) million and $3.9 million, respectively, of accelerated expense related to retirement-eligible employees. The negative expense amounts for Third Quarter 2008 were due to revised estimates of the Company’s performance measures for 2008. The Company’s Third Quarter 2007 and Nine Months 2007 compensation expense included performance retention awards that were made in 2007 and vest over a four year period.

11. (Loss) Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share adjusts basic earnings per share for the effects of restricted stock, stock options and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive.

The following table sets forth the computation of basic and diluted (loss) earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands of U.S. dollars, except per share amounts)
Net (loss) income as reported	$(63,340)	$(114,958)	$312,667	$(43,202)
Basic shares	90,930	67,773	86,977	67,718
Effect of dilutive securities:
Stock options and restricted stock awards	—	—	1,086	—
Diluted shares	90,930	67,773	88,063	67,718
Basic EPS	$(0.70)	$(1.70)	$3.59	$(0.64)
Diluted EPS	$(0.70)	$(1.70)	$3.55	$(0.64)

Potentially dilutive securities representing approximately 5.4 million and 5.1 million shares of common stock for the quarters ended September 30, 2008 and September 30, 2007, respectively, and 2.4 million and 5.0 million shares of common stock for the nine months ended September 30, 2008 and September 30, 2007, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been antidilutive.

12.  Income Taxes

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

The Company initially recorded a $49.0 million reduction of its existing deferred tax liability, based on an estimate of the ultimate resolution of the Section 338(h)(10) election. Under the tax allocation agreement, the Company estimated that, as of the IPO date, it was obligated to pay $20.9 million to AFS and accordingly established this amount as a liability. The initial difference, which is attributable to the change in the tax basis of certain liabilities for which there is no associated step-up in the tax basis of its assets and no amounts due to AFS, resulted in an increase to additional paid-in capital of $28.1 million. As of September 30, 2008 and December 31, 2007, the liability for tax basis step-up adjustment, which is included in the Company’s balance sheets in “Other liabilities,” were $9.3 million and $9.9 million, respectively. The Company has paid ACE and correspondingly reduced its liability by $0.6 million and $4.9 million in Nine Months 2008 and Nine Months 2007, respectively.

FIN 48 Liability

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007.  The total liability for unrecognized tax benefits as of September 30, 2008 and December 31, 2007 was $5.1 million and $2.8 million, respectively, and is included in other liabilities on the balance sheet. During the nine months ended September 30, 2008 the net liability of $2.8 million as of December 31, 2007 increased by approximately $2.3 million. The Company does not believe it is reasonably possible that this amount will change significantly in the next twelve months.  The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.

Tax Treatment of CDS

The Company treats the guaranty it provides on CDS as insurance contracts for tax purposes and as such a taxable loss does not occur until the Company expects to make a loss payment to the buyer of credit protection based upon the occurrence of one or more specified credit events with respect to the contractually referenced obligation or entity.   The Company holds its CDS to maturity, at which time any unrealized mark to market loss would revert to zero absent any credit related losses.  As of September 30, 2008, the Company did not anticipate any significant credit related losses on its credit default swaps and, therefore, no resultant tax deductions.

The tax treatment of CDS is an unsettled area of the law.  The uncertainty relates to the IRS’s determination of the income or potential loss associated with CDS as either subject to capital gain (loss) or ordinary income (loss) treatment.  In treating CDS as insurance contracts the Company treats both the receipt of premium and payment of losses as ordinary income and believes it is more likely than not that any CDS credit related losses will be treated as ordinary by the IRS.   To the extent the IRS takes the view that the losses are capital losses in the future and the Company incurred actual losses associated with the CDS the Company would need sufficient taxable income of the same character within the carryback and carryforward period available under the tax law.

As of September 30, 2008 and December 31, 2007 the deferred tax assets associated with CDS were $59.1 million and $168.9 million, respectively.  The Company came to the conclusion that it is more likely than not that its deferred tax asset related to CDS will be fully realized after weighing all positive and negative evidence available as required under FAS 109.  The evidence that was considered included the following:

Negative Evidence

•                  Although the Company believes that income or losses for these credit default swaps are properly characterized for tax purposes as ordinary, the federal tax treatment is an unsettled area of tax law as described above.

•                  Changes in the fair value of CDS have resulted in significant swings in the Company’s net income in recent periods.  Changes in the fair value of CDS in future periods could result in the U.S. consolidated tax group having a pre-tax loss under GAAP.  Although not recognized for tax, this loss could result in a cumulative three year pre-tax loss, which is considered significant negative evidence for the recoverability of a deferred tax asset under FAS 109.

Positive Evidence

•                  For the nine months and three year period ended September 30, 2008 the US consolidated tax group had a pre-tax gain under GAAP of $363.0 million and $110.6 million, respectively.

•                  The mark to market loss on CDS is not considered a tax event, and therefore no taxable loss has occurred.

•                  The Company is in a cumulative net gain position related to the taxable activity on CDS contracts.

•                  The Company has no significant anticipated loss payments under its existing CDS contracts.

•                  After analysis of the current tax law on CDS the Company believes it is more likely than not that the CDS will be treated as ordinary income or loss for tax purposes.

•                  Assuming a hypothetical loss were triggered for the amount of deferred tax asset (“DTA”), there would be enough taxable income through carryback and future income to offset it as follows:

•                 The amortization of the tax-basis unearned premium reserve of $483.7 million as of September 30, 2008 as well as the collection of future installment premiums of contracts already written we believe will result in significant taxable income in the future.

•                 The Company has the ability to carryback losses two years which would offset over $53.5 million of losses as of September 30, 2008.

•                 Although the Company has a significant tax exempt portfolio, this can be converted to taxable securities as permitted as a tax planning strategy under FAS 109.

•                 The mark-to-market loss is reflective of market valuations and will change from quarter to quarter. It is not indicative of the Company’s ability to enter new business.  The Company writes and continues to write new business which will increase the amortization of unearned premium and investment portfolio resulting in expected taxable income in future periods.

After examining all of the available positive and negative evidence, the Company believes that no valuation allowance is necessary in connection with the deferred tax asset.  The Company will continue to analyze the need for a valuation allowance on a quarter to quarter basis.

13.  Segment Reporting

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

The Company does not segregate assets and liabilities at a segment level since management reviews and controls these assets and liabilities on a consolidated basis. The Company allocates operating expenses to each segment based on a comprehensive cost study which is based on departmental time estimates and headcount.

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

The following tables summarize the components of underwriting gain (loss) for each reporting segment:

	Three Months Ended September 30, 2008
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
Gross written premiums	$71.4	$41.2	$0.2	$—	$112.8
Net written premiums	70.0	41.2	0.2	—	111.5
Net earned premiums	26.9	57.4	1.2	—	85.5
Realized gain and other settlements on credit derivatives	28.6	1.4	—	—	30.0
Loss and loss adjustment expenses (recoveries)	65.9	15.5	1.0	—	82.5
Incurred losses on credit derivatives	10.1	—	—	—	10.1
Total loss and loss adjustment expenses (recoveries)	76.0	15.5	1.0	—	92.6
Profit commission expense	—	(1.5)	0.1	—	(1.4)
Acquisition costs	4.0	15.1	0.1	—	19.3
Other operating expenses	15.4	5.6	0.5	—	21.6
Underwriting (loss) gain	$(40.0)	$24.0	$(0.5)	$—	$(16.5)

	Three Months Ended September 30, 2007
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
Gross written premiums	$43.1	$23.8	$1.4	$0.1	$68.5
Net written premiums	35.1	23.8	1.4	—	60.4
Net earned premiums	14.1	21.6	2.9	—	38.6
Realized gain and other settlements on credit derivatives	17.8	—	—	—	17.8
Loss and loss adjustment expenses (recoveries)	4.7	(3.4)	0.8	—	2.0
Incurred losses on credit derivatives	1.8	—	—	—	1.8
Total loss and loss adjustment expenses (recoveries)	6.4	(3.4)	0.8	—	3.8
Profit commission expense	—	0.8	0.4	—	1.1
Acquisition costs	2.5	7.7	0.2	—	10.4
Other operating expenses	15.1	4.5	0.3	—	19.9
Underwriting gain	$7.8	$12.1	$1.3	$—	$21.2

	Nine Months Ended September 30, 2008
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
Gross written premiums	$415.6	$114.6	$0.7	$3.5	$534.4
Net written premiums	406.7	114.4	0.7	—	521.8
Net earned premiums	65.0	114.8	4.4	—	184.0
Realized gain and other settlements on credit derivatives	86.7	2.3	—	0.4	89.4
Loss and loss adjustment expenses (recoveries)	130.0	46.0	1.1	(1.5)	175.8
Incurred losses on credit derivatives	18.9	—	—	—	18.9
Total loss and loss adjustment expenses (recoveries)	148.9	46.0	1.1	(1.5)	194.7
Profit commission expense	—	0.5	0.3	—	0.8
Acquisition costs	10.1	32.5	0.3	—	43.0
Other operating expenses	51.9	16.0	1.9	—	69.9
Underwriting (loss) gain	$(59.2)	$22.0	$0.8	$1.9	$(34.6)

	Nine Months Ended September 30, 2007
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
Gross written premiums	$120.9	$68.0	$2.9	$3.5	$195.4
Net written premiums	109.6	67.8	2.9	—	180.3
Net earned premiums	38.1	67.2	8.3	—	113.6
Realized gain and other settlements on credit derivatives	50.9	—	—	1.3	52.1
Loss and loss adjustment expenses (recoveries)	6.4	(19.2)	1.0	—	(11.8)
Incurred losses on credit derivatives	3.0	—	—	—	3.0
Total loss and loss adjustment expenses (recoveries)	9.4	(19.2)	1.0	—	(8.8)
Profit commission expense	—	2.2	1.5	—	3.6
Acquisition costs	7.7	24.0	0.4	—	32.1
Other operating expenses	45.5	12.8	1.0	—	59.4
Underwriting gain	$26.3	$47.4	$4.4	$1.3	$79.4

The following is a reconciliation of total underwriting gain (loss) to income before provision for income taxes for the periods ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions of U.S. dollars)
Total underwriting (loss) gain	$(16.5)	$21.2	$(34.6)	$79.4
Net investment income	43.4	31.8	120.2	94.2
Net realized investment gains (losses)	(20.0)	(0.1)	(18.0)	(1.9)
Unrealized gains (losses) on credit derivatives, excluding incurred losses on credit derivatives	(106.2)	(221.0)	351.5	(247.9)
Other income	7.2	0.4	24.8	0.4
Interest expense	(5.8)	(5.9)	(17.5)	(17.7)
Other expense	(1.5)	(0.6)	(4.0)	(1.9)
(Loss) income before provision for income taxes	$(99.5)	$(174.1)	$422.2	$(95.5)

The following table provides the lines of businesses from which each of the Company’s segments derive their net earned premiums:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions of U.S. dollars)

Financial guaranty direct:
Public finance	$11.2	$3.8	$22.5	$9.9
Structured finance	15.7	10.2	42.5	28.2
Total	26.9	14.1	65.0	38.1

Financial guaranty reinsurance:
Public finance	47.6	15.4	83.7	48.3
Structured finance	9.8	6.2	31.1	18.9
Total	57.4	21.6	114.8	67.2

Mortgage guaranty:
Mortgage guaranty	1.2	2.9	4.4	8.3
Total net earned premiums	$85.5	$38.6	$184.0	$113.6
Net credit derivative premiums received and receivable	$30.5	$17.6	$89.8	$50.7
Total net earned premiums and credit derivative premiums received and receivable	$116.0	$56.2	$273.8	$164.3

The other segment had an underwriting gain of $1.9 million for Nine Months 2008, consisting of $0.4 million net credit derivative loss recoveries and $1.5 million recoveries. The other segment had an underwriting gain of $1.3 million for Nine Months 2007 as net credit derivative loss recoveries were recorded in the prior year. The other segment did not record an underwriting gain (loss) during Third Quarter 2008 and Third Quarter 2007.

14. Fair Value of Financial Instruments

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

Effect on the Company’s financial statements

FAS 157 applies to both amounts recorded in the Company’s financial statements and to disclosures.  Amounts recorded at fair value in the Company’s financial statements are fixed maturity securities available for sale, short-term investments, credit derivative assets and liabilities relating to the Company’s CDS contracts and CCS Securities.  The fair value of these items as of September 30, 2008 is summarized in the following table.

		Fair Value Measurements Using
(Dollars in millions)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Fixed maturity securities	$3,160.6	$—	$3,160.6	$—
Short-term investments	370.1	46.3	323.8	—
Credit derivative assets	180.0	—	—	180.0
CCS Securities	32.6	—	32.6	—
Total assets	$3,743.3	$46.3	$3,517.0	$180.0
Liabilities
Credit derivative liabilities	$465.9	$—	$—	$465.9

Fixed Maturity Securities and Short-term Investments

The fair value of fixed maturity securities and short-term investments is determined using one of three different pricing services: pricing vendors, index providers or broker-dealer quotations.  Pricing services for each sector of the market are determined based upon the provider’s expertise.

Typical inputs used by these three pricing methods include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows and prepayments speeds. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third party pricing services will normally derive the security prices through recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Included in the pricing of asset backed securities are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. The Company does not make any internal adjustments to prices provided by its third party pricing service.

The Company has analyzed the third party pricing services’ valuation methodologies and related inputs, and has also evaluated the various types of securities in its investment portfolio to determine an appropriate FAS 157 fair value hierarchy level based upon trading activity and observability of market inputs.  Based on this evaluation, each price was classified as Level 1, 2 or 3.   Prices provided by third party pricing services with market observable inputs are classified as Level 2.  Prices on the money fund portion of short-term investments are classified as Level 1.  No investments were classified as Level 3 as of September 30, 2008 or for the three- and nine-month periods then ended.

CCS Securities

The fair value of CCS Securities represents the present value of remaining expected put option premium payments under the CCS Securities agreements and the value of such estimated payments based upon the quoted price for such premium payments as of September 30, 2008 (see Note 9). The $32.6 million fair value asset for CCS Securities is included in the consolidated balance sheet. Changes in fair value of this asset are included in other income in the consolidated statement of operations and comprehensive income. The significant market inputs used are observable, therefore, the Company classified it as Level 2.

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

The fair value of the Company’s credit derivative contracts represents the difference between the present value of remaining expected premiums the Company receives for the credit protection and the estimated present value of premiums that a comparable financial guarantor would hypothetically charge the Company for the same protection at the balance sheet date.  The fair value of the Company’s credit derivatives depends on a number of factors including notional amount of the contract, expected term, credit spreads, changes in interest rates, the credit ratings of referenced entities, the Company’s own credit risk and remaining contractual cash flows.  Contractual cash flows, which are included in the “Realized gains and other settlements on credit derivatives” fair value component of credit derivatives, are the most readily observable variables of the fair value of credit derivative contracts since they are based on contractual terms.  These variables include (i) net premiums received and receivable on written credit derivative contracts, (ii) net premiums paid and payable on purchased contracts, (iii) losses paid and payable to credit derivative contract counterparties and (iv) losses recovered and recoverable on purchased contracts.  The remaining key variables described above impact “Unrealized gains (losses) on credit derivatives”.

Market conditions at September 30, 2008 were such that market prices of the Company’s CDS contracts were not generally available.  Where market prices were not available, the Company used a combination of observable market data and valuation models, using various market indexes, credit spreads, the Company’s own credit risk, and estimated contractual payments to estimate the “Unrealized gains (losses) on credit derivatives” portion of the fair value of its credit derivatives.  These models are primarily developed internally based on market conventions for similar transactions.

Management considers the non-standard terms of its credit derivative contracts in determining the fair value of these contracts.  These terms differ from credit derivatives sold by companies outside the financial guaranty industry.  The non-standard terms include the absence of collateral support agreements or immediate settlement provisions, relatively high attachment points and the fact that the Company does not exit derivatives it sells for credit protection purposes, except under specific circumstances such as exiting a line of business.  Because of these terms and conditions, the fair value of the Company’s credit derivatives may not reflect the same prices observed in an actively traded market of credit derivatives that do not contain terms and conditions similar to those observed in the financial guaranty market.  These models and the related assumptions are continuously reevaluated by management and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely market information.

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

Listed below are various inputs and assumptions that are key to the establishment of our fair value for CDS contracts.

Assumptions

The key assumptions of our internally developed model include:

•      Gross spread is the difference between the yield of a security paid by an issuer on an insured versus uninsured basis or, in the case of an CDS transaction, the difference between the yield and an index such as LIBOR.  Such pricing is well established by historical financial guarantee fees relative to capital market spreads as observed and executed in competitive markets, including in financial guarantee reinsurance and secondary market transactions.

•      Gross spread on a financial guarantee written in CDS form gets allocated among 1) profit the originator, usually an investment bank, realizes for putting the deal together and funding the transaction, 2) premiums paid to us for our credit protection provided and 3) the cost of CDS protection purchased on us by the originator to hedge their counterparty credit risk exposure to the Company.  The premium the Company receives is referred to as the net spread.  The Company’s own credit risk is factored into the determination of net spread based on the impact of changes in the quoted market price for credit protection bought on the Company, as reflected by quoted market prices on CDS sold on Assured Guaranty Corp.  The cost to acquire CDS protection sold on AGC affects the amount of spread on CDS deals that the Company captures and, hence, their fair value.  As the cost to acquire CDS protection sold on AGC increases, as the result of widening spreads on AGC, the amount of premium we capture on a deal generally decreases.  As the cost to acquire CDS protection sold on AGC decreases the amount of premium we capture on a deal generally increases. In our model, the premium we capture is not permitted to go below the historic minimum rate charged by us to assume similar risks.  This has the effect of mitigating the amount of unrealized gains that are recognized on certain CDS contracts.

•      The Company determines the fair value of its CDS contracts by applying the net spread for the remaining duration of each contract to the notional value of its CDS contracts.

•      Actual transactions are used to validate the model results and to explain the correlation between various market indices and indicative CDS market prices.

Inputs

The specific model inputs are listed below, including how we derive inputs for market credit spreads on the underlying transaction collateral.

•      Credit spreads on risks assumed – These are obtained from market data sources published by third parties (e.g. dealer spread tables for the collateral similar to assets within our transactions) as well as collateral-specific spreads provided by trustees or obtained from market sources.  If observable market credit spreads are not available or reliable for the underlying reference obligations, then market indices are used that most closely resembles the underlying reference obligations, considering asset class, credit quality rating and maturity of the underlying reference obligations. As discussed previously, these indices are adjusted to reflect the non-standard terms of the Company’s CDS contracts.

•      Credit spreads on the Company’s name – The Company obtains the quoted price of CDS contracts traded on the Company from market data sources published by third parties.

The following spread hierarchy is utilized in determining which source of spread to use, with the rule being to use CDS spreads where available. If not available, the Company either interpolates or extrapolates CDS spreads based on similar transactions or market indices.

1.     Actual collateral specific credit spreads (if up-to-date and reliable market-based spreads are available, they are used).

2.     Credit spreads are interpolated based upon market indices or deals priced or closed during a specific quarter within a specific asset class and specific rating.

3.     Credit spreads provided by the counterparty of the credit default swap.

4.     Credit spreads are extrapolated based upon transactions of similar asset classes, similar ratings, and similar time to maturity.

Over time the data inputs can change as new sources become available or existing sources are discontinued or are no longer considered to be the most appropriate. It is the Company’s objective to move to higher levels on the hierarchy whenever possible, but it is sometimes necessary to move to lower priority inputs because of discontinued data sources or assessments that the higher priority inputs are no longer considered to be representative of market spreads for a given type of collateral. This can happen, for example, if transaction volume changes such that a previously used spread index is no longer viewed as being reflective of current market levels.

The Company’s credit derivative valuation model, like any financial model, has certain strengths and weaknesses

The primary strengths of the Company’s CDS modeling techniques are:

•      The model takes account of transaction structure and the key drivers of market value. The transaction structure includes par insured, weighted average life, level of subordination and composition of collateral.

•      The model maximizes the use of market-driven inputs whenever they are available. The key inputs to the model are market-based spreads for the collateral, and the credit rating of referenced entities. These are viewed by us to be the key parameters that affect fair value of the transaction.

•      The Company is able to use actual transactions to validate its model results and to explain the correlation between various market indices and indicative CDS market prices.

•      The model is a well-documented, consistent approach to valuing positions that minimizes subjectivity The Company has developed a hierarchy for market-based spread inputs that helps mitigate the degree of subjectivity during periods of high illiquidity.

The primary weaknesses of the Company’s CDS modeling techniques are:

•      There is no exit market or actual exit transactions.  Thus our exit market is a hypothetical one based on our entry market.

•      There is a very limited market in which to verify the fair values developed by the Company’s model.

•      At September 30, 2008, the markets for the inputs to the model were highly illiquid, which impacts their reliability. However, the Company employs various procedures to corroborate the reasonableness of quotes received and calculated by our internal valuation model, including comparing to other quotes received on similarly structured transactions, observed spreads on structured products with comparable underlying assets and, on a selective basis when possible, through second independent quotes on the same reference obligation.

•      Due to the non-standard terms under which the Company enters into derivative contracts, the fair value of its credit derivatives may not reflect the same prices observed in an actively traded market of credit derivatives that do not contain terms and conditions similar to those observed in the financial guaranty market.

The net par outstanding of the Company’s credit derivative contracts was $77.6 billion and $71.6 billion at September 30, 2008 and December 31, 2007, respectively.   The estimated remaining average life of these contracts at September 30, 2008 was 7.9 years.

As required by FAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  As of September 30, 2008, these contracts are classified as Level 3 in the FAS 157 hierarchy since there is reliance on at least one unobservable input deemed significant to the valuation model, most significantly the Company’s estimate of the value of the non-standard terms and conditions of its credit derivative contracts and of the Company’s current credit standing.

The table below presents a reconciliation of the Company’s credit derivatives whose fair value included significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2008.

Three Months Ended September 30, 2008

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollars in millions)	Credit Derivative Liability (Asset), net
Beginning Balance	$165,943
Total gains or losses realized and unrealized
Unrealized losses on credit derivatives	116,247
Realized gains and other settlements on credit derivatives	(29,960)
Current period net effect of purchases, settlements and other activity included in unrealized portion of beginning balance	33,733
Transfers in and/or out of Level 3	—
Ending Balance	$285,963

Gains and losses (realized and unrealized) included in earnings for the period are reported as follows:
Total realized and unrealized losses included in earnings for the period	$(86,287)
Change in unrealized losses on credit derivatives still held at the reporting date	$(116,838)

Nine Months Ended September 30, 2008

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollars in millions)	Credit Derivative Liability (Asset), net
Beginning Balance	$617,644
Total gains or losses realized and unrealized
Unrealized gains on credit derivatives	(332,634)
Realized gains and other settlements on credit derivatives	(89,370)
Current period net effect of purchases, settlements and other activity included in unrealized portion of beginning balance	90,323
Transfers in and/or out of Level 3	—
Ending Balance	$285,963

Gains and losses (realized and unrealized) included in earnings for the period are reported as follows:
Total realized and unrealized gains included in earnings for the period	$422,004
Change in unrealized gains on credit derivatives still held at the reporting date	$325,729

15. Subsidiary Information

The following tables present the unaudited condensed consolidated financial information for Assured Guaranty Ltd., Assured Guaranty US Holdings Inc., of which AGC is a subsidiary and other subsidiaries of Assured Guaranty Ltd. as of September 30, 2008 and December 31, 2007 and for the three and nine months ended September 30, 2008 and 2007.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2008

(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)

Assets
Total investments and cash	$508	$1,608,489	$1,929,544	$—	$3,538,541
Investment in subsidiaries	2,075,767	—	—	(2,075,767)	—
Deferred acquisition costs	—	77,766	214,355	—	292,121
Reinsurance recoverable	—	22,966	2,075	(18,967)	6,074
Goodwill	—	85,417	—	—	85,417
Credit derivative assets	—	156,626	23,353	—	179,979
Premiums receivable	—	12,800	55,953	(16,887)	51,866
Deferred tax asset	—	61,236	21,081	—	82,317
Other	18,491	327,411	64,435	(203,968)	206,369
Total assets	$2,094,766	$2,352,711	$2,310,796	$(2,315,589)	$4,442,684

Liabilities and shareholders’ equity

Liabilities
Unearned premium reserves	$—	$676,097	$734,098	$(178,353)	$1,231,842
Reserves for losses and loss adjustment expenses	—	96,957	85,574	(16,588)	165,943
Profit commissions payable	—	3,971	5,013	—	8,984
Credit derivative liabilities	—	328,871	137,071	—	465,942
Senior Notes	—	197,434	—	—	197,434
Series A Enhanced Junior Subordinated Debentures	—	149,760	—	—	149,760
Other	4,818	102,194	70,700	(44,881)	132,831
Total liabilities	4,818	1,555,284	1,032,456	(239,822)	2,352,736

Total shareholders’ equity	2,089,948	797,427	1,278,340	(2,075,767)	2,089,948

Total liabilities and shareholders’ equity	$2,094,766	$2,352,711	$2,310,796	$(2,315,589)	$4,442,684

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2007

(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)

Assets
Total investments and cash	$473	$1,370,865	$1,776,602	$—	$3,147,940
Investment in subsidiaries	1,649,599	—	—	(1,649,599)	—
Deferred acquisition costs	—	78,908	180,390	—	259,298
Reinsurance recoverable	—	20,478	3,526	(15,155)	8,849
Goodwill	—	85,417	—	—	85,417
Credit derivative assets	—	4,552	922	—	5,474
Premiums receivable	—	11,596	26,972	(10,766)	27,802
Deferred tax asset	—	131,449	16,114	—	147,563
Other	20,458	141,520	27,564	(108,951)	80,591
Total assets	$1,670,530	$1,844,785	$2,032,090	$(1,784,471)	$3,762,934

Liabilities and shareholders’ equity

Liabilities
Unearned premium reserves	$—	$346,756	$624,840	$(84,425)	$887,171
Reserves for losses and loss adjustment expenses	—	70,411	70,198	(15,059)	125,550
Profit commissions payable	—	3,628	18,704	—	22,332
Credit derivative liabilities	—	478,519	144,599	—	623,118
Senior Notes	—	197,408	—	—	197,408
Series A Enhanced Junior Subordinated Debentures	—	149,738	—	—	149,738
Other	3,960	73,241	49,234	(35,388)	91,047
Total liabilities	3,960	1,319,701	907,575	(134,872)	2,096,364

Total shareholders’ equity	1,666,570	525,084	1,124,515	(1,649,599)	1,666,570

Total liabilities and shareholders’ equity	$1,670,530	$1,844,785	$2,032,090	$(1,784,471)	$3,762,934

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008

(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments *	Assured Guaranty Ltd. (Consolidated)
Revenues
Net written premiums	$—	$52,664	$58,823	$—	$111,487
Net earned premiums	—	27,743	57,773	—	85,516
Net investment income	17	19,996	23,430	(2)	43,441
Net realized investment losses	—	(6,693)	(13,338)	—	(20,031)
Realized gains and other settlements on credit derivatives	—	23,592	6,337	31	29,960
Unrealized losses on credit derivatives	—	(91,600)	(24,616)	(31)	(116,247)
Net change in fair value of credit derivatives	—	(68,008)	(18,279)	—	(86,287)
Equity in earnings of subsidiaries	(60,382)	—	—	60,382	—
Other income	—	7,395	17	(241)	7,171
Total revenues	(60,365)	(19,567)	49,603	60,139	29,810

Expenses
Loss and loss adjustment expenses	—	45,262	37,280	—	82,542
Acquisition costs and other operating expenses	2,975	19,710	16,776	—	39,461
Other	—	7,345	—	—	7,345
Total expenses	2,975	72,317	54,056	—	129,348

(Loss) income before benefit for income taxes	(63,340)	(91,884)	(4,453)	60,139	(99,538)
Total benefit for income taxes	—	(36,144)	(54)	—	(36,198)

Net (loss) income	$(63,340)	$(55,740)	$(4,399)	$60,139	$(63,340)

* Due to the accounting for subsidiaries under common control, net income in the consolidating adjustment column does not equal parent company equity in earnings of subsidiaries, due to 1) recognition of income by Assured Guaranty US Holdings Inc. for dividends received from Assured Guaranty Ltd. and 2) the residual effects of the FSA agreement.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THREE MONTHS ENDED SEPTEMBER 30, 2007

(in thousands of U.S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments *	Assured Guaranty Ltd. (Consolidated)
Revenues
Net written premiums	$—	$22,102	$38,316	$—	$60,418
Net earned premiums	—	13,537	25,071	—	38,608
Net investment income	—	15,791	16,055	—	31,846
Net realized investment gains (losses)	—	172	(291)	—	(119)
Realized gains and other settlements on credit derivatives	—	13,830	3,921	—	17,751
Unrealized losses on credit derivatives	—	(166,710)	(56,028)	—	(222,738)
Net change in fair value of credit derivatives	—	(152,880)	(52,107)	—	(204,987)
Equity in earnings of subsidiaries	(110,460)	—	—	110,460	—
Other revenues	—	583	1	(214)	370
Total revenues	(110,460)	(122,797)	(11,271)	110,246	(134,282)

Expenses
Loss and loss adjustment expenses	—	1,174	816	—	1,990
Acquisition costs and other operating expenses	4,498	15,964	10,921	—	31,383
Other	—	6,446	30	—	6,476
Total expenses	4,498	23,584	11,767	—	39,849

(Loss) income before benefit for income taxes	(114,958)	(146,381)	(23,038)	110,246	(174,131)
Total benefit for income taxes	—	(54,217)	(4,956)	—	(59,173)

Net (loss) income	$(114,958)	$(92,164)	$(18,082)	$110,246	$(114,958)

* Due to the accounting for subsidiaries under common control, net income in the consolidating adjustment column does not equal parent company equity in earnings of subsidiaries, due to 1) recognition of income by Assured Guaranty US Holdings Inc. for dividends received from Assured Guaranty Ltd. and 2) the residual effects of the FSA agreement.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

OR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments *	Assured Guaranty Ltd. (Consolidated)
Revenues
Net written premiums	$—	$292,118	$229,730	$—	$521,848
Net earned premiums	—	62,798	121,236	—	184,034
Net investment income	538	53,803	65,907	(1)	120,247
Net realized investment gains (losses)	—	(4,469)	(13,490)	8	(17,951)
Realized gains and other settlements on credit derivatives	—	71,155	18,184	31	89,370
Unrealized gains (losses) on credit derivatives	—	302,564	30,101	(31)	332,634
Net change in fair value of credit derivatives	—	373,719	48,285	—	422,004
Equity in earnings of subsidiaries	326,957	—	—	(326,957)	—
Other income		25,462	17	(723)	24,756
Total revenues	327,495	511,313	221,955	(327,673)	733,090

Expenses
Loss and loss adjustment expenses	—	92,282	83,523	—	175,805
Acquisition costs and other operating expenses	14,828	56,048	42,798	—	113,674
Other	—	21,436	—	—	21,436
Total expenses	14,828	169,766	126,321	—	310,915

Income before provision for income taxes	312,667	341,547	95,634	(327,673)	422,175
Total provision for income taxes	—	107,979	1,526	3	109,508

Net income	$312,667	$233,568	$94,108	$(327,676)	$312,667

* Due to the accounting for subsidiaries under common control, net income in the consolidating adjustment column does not equal parent company equity in earnings of subsidiaries, due to 1) recognition of income by Assured Guaranty US Holdings Inc. for dividends received from Assured Guaranty Ltd. and 2) the residual effects of the FSA agreement.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR NINE MONTHS ENDED SEPTEMBER 30, 2007

(in thousands of U.S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments *	Assured Guaranty Ltd. (Consolidated)

Revenues
Net written premiums	$—	$82,051	$98,222	$—	$180,273
Net earned premiums	—	44,185	69,457	—	113,642
Net investment income	1	46,754	47,439	(6)	94,188
Net realized investment (losses) gains	—	(498)	(1,471)	31	(1,938)
Realized gains and other settlements on credit derivatives	—	39,028	13,088	—	52,116
Unrealized losses on credit derivatives	—	(184,904)	(66,025)	—	(250,929)
Net change in fair value of credit derivatives	—	(145,876)	(52,937)	—	(198,813)
Equity in earnings of subsidiaries	(29,529)	—	—	29,529	—
Other revenues	—	1,012	1	(643)	370
Total revenues	(29,528)	(54,423)	62,489	28,911	7,449

Expenses
Loss and loss adjustment expenses	—	(21,242)	9,451	—	(11,791)
Acquisition costs and other operating expenses	13,674	48,155	33,296	—	95,125
Other	—	19,520	61	—	19,581
Total expenses	13,674	46,433	42,808	—	102,915

(Loss) income before (benefit) provision for income taxes	(43,202)	(100,856)	19,681	28,911	(95,466)
Total (benefit) provision for income taxes	—	(44,616)	(7,659)	11	(52,264)

Net (loss) income	$(43,202)	$(56,240)	$27,340	$28,900	$(43,202)

* Due to the accounting for subsidiaries under common control, net income in the consolidating adjustment column does not equal parent company equity in earnings of subsidiaries, due to 1) recognition of income by Assured Guaranty US Holdings Inc. for dividends received from Assured Guaranty Ltd. and 2) the residual effects of the FSA agreement.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Dividends received	$16,000	$723	$—	$(16,723)	$—
Other operating activities	1,343	239,637	128,941	—	369,921
Net cash flows provided by (used in) operating activities	17,343	240,360	128,941	(16,723)	369,921

Fixed maturity securities:
Purchases	—	(460,718)	(736,199)	—	(1,196,917)
Sales	—	176,748	225,106	—	401,854
Maturities	—	—	6,350	—	6,350
(Purchases) sales of short-term investments, net	(35)	(55,829)	241,554	—	185,690
Capital contribution to subsidiary	(250,000)	—	—	250,000	—
Net cash flows used in investing activities	(250,035)	(339,799)	(263,189)	250,000	(603,023)

Cash flows from financing activities
Net proceeds from common stock issuance	248,971	—	—	—	248,971
Capital contribution from parent		100,000	150,000	(250,000)
Dividends paid	(12,615)	—	(16,000)	16,723	(11,892)
Share activity under option and incentive plans	(3,664)	—	—	—	(3,664)
Tax benefit from stock options exercised	—	16	—	—	16
Net cash flows provided by (used in) financing activities	232,692	100,016	134,000	(233,277)	233,431
Effect of exchange rate changes	—	(302)	(211)		(513)

Increase (decrease) in cash and cash equivalents	—	275	(459)	—	(184)
Cash and cash equivalents at beginning of period	—	5,688	2,360	—	8,048

Cash and cash equivalents at end of period	$—	$5,963	$1,901	$—	$7,864

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR NINE MONTHS ENDED SEPTEMBER 30, 2007

(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Dividends received	$26,748	$643	$—	$(27,391)	$—
Other operating activities	(12,727)	86,616	113,479	—	187,368
Net cash flows provided by (used in) operating activities	14,021	87,259	113,479	(27,391)	187,368

Cash flows from investing activities
Fixed maturity securities:
Purchases	—	(301,668)	(483,584)	—	(785,252)
Sales	—	226,162	400,793	—	626,955
Maturities	—	6,180	17,044	—	23,224
Sales (purchases) of short-term investments, net	1,157	2,991	(21,990)	—	(17,842)
Net cash flows provided by (used in) investing activities	1,157	(66,335)	(87,737)	—	(152,915)

Cash flows from financing activities
Repurchases of common stock	(3,748)	—	—	—	(3,748)
Dividends paid	(8,922)	—	(26,748)	27,391	(8,279)
Share activity under option and incentive plans	(2,508)	—	—	—	(2,508)
Tax benefit from stock options exercised	—	142	—	—	142
Debt issue costs	—	(425)	—	—	(425)
Net cash flows (used in) provided by financing activities	(15,178)	(283)	(26,748)	27,391	(14,818)
Effect of exchange rate changes	—	422	380	—	802

Increase (decrease) in cash and cash equivalents	—	21,063	(626)	—	20,437
Cash and cash equivalents at beginning of period	—	2,776	2,009	—	4,785

Cash and cash equivalents at end of period	$—	$23,839	$1,383	$—	$25,222

16.  Rating Agency Actions

On July 21, 2008, Moody’s Investors Service placed under review for possible downgrade the Aaa insurance financial strength ratings of Assured Guaranty Corp. and its wholly owned subsidiary, Assured Guaranty (UK) Ltd., as well as the Aa2 insurance financial strength ratings of Assured Guaranty Re Ltd. (“AG Re”) and its affiliated insurance operating companies. Moody’s has also placed under review for possible downgrade the Aa3 senior unsecured rating of AGC’s parent company, Assured Guaranty US Holdings Inc. and the Aa3 issuer rating of the ultimate holding company, Assured Guaranty Ltd.   The timing and outcome of the Moody’s review are uncertain.

We believe that our new business production has been adversely impacted since Moody’s placed us under review.  Furthermore, if the ratings of any of our insurance subsidiaries were reduced below current levels, we expect it would have an adverse effect on our subsidiary’s competitive position and its prospects for future business opportunities. A downgrade may also reduce the value of the reinsurance we offer, which may no longer be of sufficient economic value for our customers to continue to cede to our subsidiaries at economically viable rates.

With respect to a significant portion of our in-force financial guaranty reinsurance business, in the event that AG Re were downgraded from Aa2 to A1, subject to the terms of each reinsurance agreement, the ceding company may have the right to recapture business ceded to AG Re and assets representing substantially all of the statutory unearned premium and loss reserves (if any) associated with that business.  As of September 30, 2008, the statutory unearned premium, which represents deferred revenue to the Company, subject to recapture is approximately $215 million. If this entire amount were recaptured, it would result in a corresponding one-time reduction to net income of approximately $10 million. With respect to one of AG Re’s ceding companies the right to recapture business can only be exercised if AG Re were downgraded to the A category by more than one rating agency, or below A2/A by any one rating agency.  As of September 30, 2008, the statutory unearned premium subject to recapture by this ceding company is approximately $400 million. If this entire amount were recaptured, it would result in a corresponding one-time reduction to net income of approximately $50 million. Alternatively, the ceding company can increase the commissions it charges AG Re for cessions. Any such increase may be retroactive to the date of the cession.  As of September 30, 2008, the potential increase in ceding commissions would result in a one-time reduction to net income of approximately $44 million. The effect on net income under these scenarios is exclusive of any capital gains or losses that may be realized.

In the event AGC were downgraded from AAA to Aa2, with respect to certain of its credit derivative contracts, the amount of par subject to collateral posting requirements would increase to $1.5 billion from $1.2 billion as a result of certain collateral posting thresholds being lowered. In the event AGC were downgraded below A-, the maximum amount of par subject to collateral posting requirements would be $2.4 billion. However, at current fair market value amounts, AGC would not have to pledge additional collateral for the benefit of its counterparties. As of the date of this filing AGC has posted collateral totaling approximately $61.5 million based on the unrealized mark-to-market loss position for transactions with one of its counterparties. A downgrade to Aa2 would not allow AGC’s counterparties to terminate their credit derivative agreements, and no payment of a settlement amount would be required. With respect to AGC’s assumed reinsurance business, the effect of a downgrade to Aa2 would be immaterial.

The Company’s financial strength ratings assigned by Standard & Poor’s Rating Service, a division of McGraw-Hill Companies, Inc. (“S&P”) and Fitch, Inc. (“Fitch”) were affirmed on June 18, 2008 and December 12, 2007, respectively.  Management is uncertain what, if any, impact Moody’s review for possible downgrade will have on the Company’s financial strength ratings from S&P and Fitch.

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

Our insurance company subsidiaries have been assigned the following insurance financial strength ratings:

	Moody’s	S&P	Fitch
Assured Guaranty Corp.	Aaa(Exceptional)	AAA(Extremely Strong)	AAA(Extremely Strong)
Assured Guaranty Re Ltd.	Aa2(Excellent)	AA(Very Strong)	AA(Very Strong)
Assured Guaranty Re Overseas Ltd.	Aa2(Excellent)	AA(Very Strong)	AA(Very Strong)
Assured Guaranty Mortgage Insurance Company.	Aa2(Excellent)	AA(Very Strong)	AA(Very Strong)
Assured Guaranty (UK) Ltd.	Aaa(Exceptional)	AAA(Extremely Strong)	AAA(Extremely Strong)

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

On July 21, 2008, Moody’s placed under review for possible downgrade the Aaa insurance financial strength ratings of Assured Guaranty Corp. and its wholly owned subsidiary, Assured Guaranty (UK) Ltd., as well as the Aa2 insurance financial strength ratings of Assured Guaranty Re Ltd. (“AG Re”) and its affiliated insurance operating companies. Moody’s has also placed under review for possible downgrade the Aa3 senior unsecured rating of parent company, Assured Guaranty US Holdings Inc. and the Aa3 issuer rating of the ultimate holding company, Assured Guaranty Ltd.  Moody’s revised assessment of stress-case loss estimates on our residential mortgage-backed securities portfolio did not change meaningfully from their prior estimates. The timing and outcome of the Moody’s review are uncertain.

We believe that our new business production has been adversely impacted since Moody’s placed us under review.  Furthermore, if the ratings of any of our insurance subsidiaries were reduced below current levels, we expect it would have an adverse effect on our subsidiary’s competitive position and its prospects for future business opportunities. A downgrade may also reduce the value of the reinsurance we offer, which may no longer be of sufficient economic value for our customers to continue to cede to our subsidiaries at economically viable rates.

With respect to a significant portion of our in-force financial guaranty reinsurance business, in the event that AG Re were downgraded from Aa2 to A1, subject to the terms of each reinsurance agreement, the ceding company may have the right to recapture business ceded to AG Re and assets representing substantially all of the statutory unearned premium and loss reserves (if any) associated with that business.  As of September 30, 2008, the statutory unearned premium, which represents deferred revenue to the Company, subject to recapture is approximately $215 million. If this entire amount was recaptured, it would result in a corresponding one-time reduction to net income of approximately $10 million. With respect to one of AG Re’s ceding companies the right to recapture business can only be exercised if AG Re were downgraded to the A category by more than one rating agency, or below A2/A by any one rating agency.  As of September 30, 2008, the statutory unearned premium subject to recapture by this ceding company is approximately $400 million. If this entire amount were recaptured, it would result in a corresponding one-time reduction to net income of approximately $50 million. Alternatively, the ceding company can increase the commissions it charges AG Re for cessions. Any such increase may be retroactive to the date of the cession.  As of September 30, 2008, the potential increase in ceding commissions would result in a one-rime reduction to net income of approximately $44 million. The effect on net income under these scenarios is exclusive of any capital gains or losses that may be realized.

In the event AGC were downgraded from AAA to Aa2, with respect to certain of its credit derivative contracts, the amount of par subject to collateral posting requirements would increase to $1.5 billion from $1.2 billion as a result of certain collateral posting thresholds being lowered. In the event AGC were downgraded below A-, the maximum amount of par subject to collateral posting requirements would be $2.4 billion.  However, at current fair market value amounts, AGC would not have to pledge additional collateral for the benefit of its counterparties.  As of the date of this filing AGC has posted collateral totaling approximately $61.5 million based on the unrealized mark-to-market loss position for transactions with one of its counterparties.  A downgrade to Aa2 would not allow AGC’s counterparties to terminate their credit derivative agreements, and no payment of a settlement amount would be required. With respect to AGC’s assumed reinsurance business, the effect of a downgrade to Aa2 would be immaterial.

The Company’s financial strength ratings assigned by S&P and Fitch were affirmed on June 18, 2008 and December 12, 2007, respectively.  Management is uncertain what, if any, impact Moody’s review for possible downgrade will have on the Company’s financial strength ratings from S&P and Fitch.

On April 8, 2008, investment funds managed by WL Ross & Co. LLC (“WL Ross”) purchased 10,651,896 shares of the Company’s common equity at a price of $23.47 per share, resulting in proceeds to the Company of $250.0 million. The Company contributed $150.0 million of these proceeds to its subsidiary, Assured Guaranty Re Ltd. In addition, the Company contributed $100.0 million of these proceeds to its subsidiary, Assured Guaranty US Holdings Inc., which in turn contributed the same amount to its subsidiary, AGC. The commitment to purchase these shares was previously announced on February 29, 2008. In addition, Wilbur L. Ross, Jr., President and Chief

Executive Officer of WL Ross, has been appointed to the Board of Directors of the Company to serve a term expiring at the Company’s 2009 annual general meeting of shareholders. Mr. Ross’s appointment became effective immediately following the Company’s 2008 annual general meeting of shareholders, which was held on May 8, 2008. WL Ross has a remaining commitment through April 8, 2009 to purchase up to $750.0 million of the Company’s common equity, at the Company’s option, subject to the terms and conditions of the investment agreement with the Company dated February 28, 2008. In accordance with the investment agreement, the Company may exercise this option in one or more drawdowns, subject to a minimum drawdown of $50 million, provided that the purchase price per common share for the subsequent shares is not greater than 17.5% above, or less than 17.5% below, the price per common share for the initial shares. The purchase price per common share for such shares will be equal to 97% of the volume weighted average price of a common share on the NYSE for the 15 NYSE trading days prior to the applicable drawdown notice. As of September 30, 2008, and as of the date of this filing, the purchase price per common share is outside of this range and therefore the Company may not, at this time, exercise its option for WL Ross to purchase additional shares. Additionally, in accordance with the investment agreement, at this time the ratings of AGC and AG Re are not “stable” and therefore the Company may not exercise its option for WL Ross to purchase additional shares.

On September 16, 2008, the Company agreed to waive the standstill provisions of the investment agreement to permit investment funds managed by WL Ross (the “WL Ross Funds”) to purchase up to 5,000,000 additional common shares of the Company in open market transactions from time to time. The timing and amount of any such purchases are in the sole discretion of WL Ross and they are not obligated to purchase any such shares. The additional shares purchased by the WL Ross Funds, if any, will be purchased from current shareholders and therefore will not result in an increase in shareholders’ equity at the Company or its subsidiaries. If all 5,000,000 additional shares were purchased, the WL Ross Funds would beneficially own 17,166,396 shares or approximately 18.9% of the Company’s outstanding common shares based on shares outstanding as of September 30, 2008. As of the date of this filing the Company has not been notified that WL Ross Funds purchased any additional shares of the Company.

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

We regularly evaluate potential acquisitions of other companies, lines of business and portfolios of risks and hold discussions with potential third parties regarding such transactions.  As a general rule, we publicly announce such transactions only after a definitive agreement has been reached.  Effective October 23, 2008, AGC entered into an agreement with CIFG Assurance North America, Inc. (“CIFG”) to assume a diversified portfolio of financial guaranty contracts totaling approximately $13.3 billion of net par outstanding.  Upon closing of this transaction, which the Company anticipates occurring in the fourth quarter of 2008, AGC estimates it will receive approximately $88.1 million of upfront premiums and approximately $12.2 million of future installments related to this transaction.

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

Unrealized gains (losses) on credit derivatives represent the adjustments for changes in fair value that are recorded in each reporting period under FAS 133. Changes in unrealized gains and losses on credit derivatives are reflected in the consolidated statements of operations and comprehensive income in unrealized gains (losses) on credit derivatives. Cumulative unrealized gains (losses), determined on a contract by contract basis, are reflected as either net assets or net liabilities in the Company’s balance sheets. Unrealized gains and losses resulting from changes in the fair value of credit derivatives occur because of changes in interest rates, credit spreads, the credit ratings of the referenced entities, the Company’s credit rating and other market factors. The unrealized gains (losses) on credit derivatives will reduce to zero as the exposure approaches its maturity date, unless there is a payment default on the exposure. Changes in the fair value of the Company’s credit derivatives do not reflect actual claims or credit losses, and have no impact on the Company’s claims paying resources, rating agency capital or regulatory capital positions.

In the three and nine months ended September 30, 2008 the Company also recorded a fair value gain of $6.9 million and $24.3 million, pre-tax, respectively, related to Assured Guaranty Corp.’s committed capital securities.

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

The weighted average default frequencies and severities as of September 30, 2008 and December 31, 2007 are as follows:

	Average Default Frequency	Average Default Severity

September 30, 2008	0.85%	24.98%
December 31, 2007	0.58%	26.53%

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

The chart below demonstrates the portfolio reserve’s sensitivity to frequency and severity assumptions. The change in these estimates represent management’s estimate of reasonably possible material changes and are based upon our analysis of historical experience.  Portfolio reserves were recalculated with changes made to the default and severity assumptions. In all scenarios, the starting point used to test the portfolio reserve’s sensitivity to the changes in the frequency and severity assumptions was the weighted average frequency and severity by rating and asset class of our insured portfolio. Overall the weighted average default frequency was 0.85% and the weighted average severity was 24.98% at September 30, 2008. For example, in the first scenario where the frequency was increased by 5.0%, each transaction’s contribution to the portfolio reserve was recalculated by adding 0.04% (i.e. 5.0% multiplied by 0.85%) to the individual transaction’s default frequency.

(in thousands of U.S. dollars)	Portfolio Reserve	Reserve Increase	Percentage Change

Portfolio reserve(1) as of September 30, 2008	$97,484	$—	—
5% Frequency increase	101,948	4,464	4.58%
10% Frequency increase	106,487	9,003	9.24%
5% Severity increase	102,623	5,139	5.27%
10% Severity increase	107,809	10,325	10.59%
5% Frequency and severity increase	107,384	9,900	10.16%

(1) Includes portfolio reserve on credit derivatives of $19.6 million, which balance is included in credit derivative liability in the Company’s consolidated balance sheets.

In addition to analyzing the sensitivity of our portfolio reserves to possible changes in frequency and severity, we have also considered the effect of changes in assumptions on our financial guaranty and mortgage guaranty case reserves. At September 30, 2008 case reserves were $82.6 million. Case reserves may change from our original estimate due to changes in assumptions including, but not limited to, severity factors, credit deterioration of underlying obligations and salvage estimates. As of September 30, 2008, we had net par outstanding of $1.9 billion related to HELOC securitizations, of which $1.7 billion are transactions with Countrywide and $1.3 billion were written in the Company’s financial guaranty direct segment (“direct Countrywide transactions”).

The performance of our HELOC exposures deteriorated during 2007 and the first nine months of 2008 and transactions, particularly those originated in the period from 2005 through 2007, continue to perform below our original underwriting expectations. In accordance with its standard practice, during the three and nine months ended September 30, 2008, we evaluated the most currently available information, including trends in delinquencies and charge-offs on the underlying loans, draw rates on the lines of credit, and the servicer’s ability to fulfill its contractual obligations including its obligation to fund additional draws. In recent periods, performance patterns on these transactions have stabilized, with CDR, CPR, Draw Rates and delinquency percentages fluctuating within what we believe to be a relatively narrow band. Accordingly, the Company is using modeling assumptions that are based upon or which approximate actual historical performance to project future performance and potential losses.  During the Third Quarter 2008, the Company extended the time frame during which it expects the CDR to decline to a stabilized 2.5% rate. This revision was based upon management’s judgment that a variety of factors including the deterioration of U.S. economic conditions could lead to a longer period in which default rates remain high.  The Company continues to model sensitivities around the results booked using a variety of CDR rates and stress periods as well as other modeling approaches including roll rates and hybrid roll rate/CDR methods.  As a result of this modeling and analysis, the Company incurred loss and loss adjustment expenses of $52.3 million for its direct Countrywide transactions during Third Quarter 2008. The Company’s cumulative incurred loss and loss adjustment expenses on the direct Countrywide transactions as of September 30, 2008 were $94.5 million ($75.1 million after-tax).

Credit support for HELOC transactions comes primarily from two sources. In the first instance, excess spread is used to build a certain amount of credit enhancement and absorb losses. Currently, excess spread (the difference between the interest collections on the collateral and the interest paid on the insured notes) is running at a rate of approximately 250 basis points per annum. Additionally, for the transactions serviced by Countrywide, the servicer is required to fund additional draws on the HELOC loans following the occurrence of a Rapid Amortization Event. Among other things, such an event is triggered when claim payments by us exceed a certain threshold. Prior to the occurrence of a Rapid Amortization Event, during the transactions’ revolving period, new draws on the HELOC loans are funded first from principal collections. As such, during the revolving period no additional credit enhancement is created by the additional draws, and the speed at which our exposure amortizes is reduced to the extent of such additional draws, since principal collections are used to fund those draws rather than pay down the insured notes. Subsequent to the occurrence of a Rapid Amortization Event, new draws are funded by Countrywide and all principal collections are used to pay down the insured notes. Any draws funded by Countrywide are subordinate to us in the cash flow waterfall and hence represent additional credit enhancement available to absorb losses before we have to make a claim payment. Additionally, since all principal collections are used to pay down the insured notes, rather than fund additional draws, our exposure begins to amortize more quickly.  A Rapid Amortization Event occurred for both of these deals in June 2008.

We have modeled our HELOC exposures under a number of different scenarios, taking into account the multiple variables and structural features that materially affect transaction performance and potential losses to us. The key variables include the speed or rate at which borrowers make payments on their loans, as measured by the Constant Payment Rate (CPR)(1), the default rate, as measured by the Constant Default Rate (CDR)(2), excess spread, and the amount of loans that are already delinquent more than 30 days.  We also take into account the pool factor (the percentage of the original principal balance that remains outstanding), and the timing of the remaining cash flows.  Additionally, it should be noted that our contractual rights allow us to retroactively claim that loans included in the insured pool were inappropriately included in the pool by the seller, and to put these loans back to the seller such that we would not be responsible for losses related to these loans. Such actions would benefit us by reducing potential losses.

The ultimate performance of the Company’s HELOC transactions will depend on many factors, such as the level and timing of loan defaults, interest proceeds generated by the securitized loans, repayment speeds and changes in home prices, as well as the levels of credit support built into each transaction. Other factors also may have a material impact upon the ultimate performance of each transaction, including the ability of the seller and servicer to fulfill all of their contractual obligations including its obligation to fund future draws on lines of credit, as well as the amount of benefit received from repurchases of ineligible loans by Countrywide. The variables affecting transaction performance are interrelated, difficult to predict and subject to considerable volatility. Consequently, the range of potential outcomes is wide and subject to significant uncertainty. As of September 30, 2008, we had total incurred loss and loss adjustment expenses of $94.5 million for these two HELOC transactions.  If actual results differ materially from any of our assumptions, the losses incurred could be materially different from our estimate. We continue to update our evaluation of these exposures as new information becomes available.

(1) The CPR is the annualized rate at which the portfolio amortizes, so that a 15% CPR implies that 15% of the collateral will be retired over a one-year period.

(2) The CDR is the annualized default rate, so that a 2.5% CDR implies that 2.5% of the collateral will default each year.

The key assumptions used in our case loss reserves on the direct Countrywide transactions is presented in the following table:

Key Variables
Constant payment rate (CPR)	10%
Constant default rate (CDR)	6-month average CDR of approximately 18% during months 1-6, declining to 2.5% at the end of month 12. From months 13 onward, a 2.5% CDR is assumed.
Draw rate	2%
Excess spread	250 bps per annum
Repurchases of Ineligible loans by Countrywide	$26.6 million; or approximately 1% of original pool balance of $2.4 billion
Loss Severity	100%

Another type of RMBS transaction is generally referred to as “Subprime RMBS”. The collateral supporting such transactions is comprised of first-lien residential mortgage loans made to subprime borrowers. A “subprime borrower” is one considered to be a higher risk credit based on credit scores or other risk characteristics. As of September 30, 2008, we had net par outstanding of $6.7 billion related to Subprime RMBS securitizations. Of that amount, $6.1 billion is from transactions issued in the period from 2005 through 2007 and written in our direct financial guaranty segment. The majority of our Subprime RMBS exposure is rated triple-A by all major rating agencies, and by us, at September 30, 2008. As of September 30, 2008, we had portfolio reserves of $7.4 million and case reserves of $5.0 million related to our $6.7 billion U.S. Subprime RMBS exposure, of which $6.0 million were portfolio reserves related to our $6.1 billion exposure in the direct financial guaranty segment for transactions issued from 2005 through 2007.

The problems affecting the subprime mortgage market have been widely reported, with rising delinquencies, defaults and foreclosures negatively impacting the performance of Subprime RMBS transactions. Those concerns relate primarily to Subprime RMBS issued in the period from 2005 through 2007. The $6.1 billion exposure that we have to such transactions in our direct financial guaranty segment benefits from various structural protections, including credit enhancement that on average currently equals approximately 53.9% of the remaining principal balance of the transactions.

We also have exposure of $450.8 million to Closed-End Second (“CES”) RMBS transactions, of which $441.9 million is in the direct segment. As with other types of RMBS, we have seen significant deterioration in the performance of two of our CES transactions, which had exposure of $195.0 million, during the nine months ended September 30, 2008.  Specifically, during the Second Quarter 2008, one transaction in the financial guaranty direct segment experienced a significant increase in delinquencies and collateral losses, which resulted in erosion of the Company’s credit enhancement. Based on the Company’s analysis of the transaction and its projected losses, the Company had case reserves of $14.4 million for this transaction as of September 30, 2008. Additionally, as of September 30, 2008, the Company had portfolio reserves of $6.2 million in its financial guaranty direct segment and case and portfolio reserves of $0.1 million and $0.7 million, respectively, in its financial guaranty reinsurance segment related to its U.S. Closed-End Second RMBS exposure.

Another type of RMBS transaction is generally referred to as “Alt-A RMBS”. The collateral supporting such transactions is comprised of first-lien residential mortgage loans made to prime quality borrowers that lack certain ancillary characteristics that would make them prime. As of September 30, 2008, the Company had net par outstanding of $7.8 billion related to Alt-A RMBS securitizations. Of that amount, $7.7 billion is from transactions issued in the period from 2005 through 2007 and written in the Company’s financial guaranty direct segment. The majority of the Company’s Alt-A RMBS exposure is rated triple-A by all major rating agencies, and by the Company, at September 30, 2008. As of September 30, 2008, the Company had portfolio reserves of $3.6 million and case reserves of $0.2 million related to its $7.8 billion Alt-A RMBS exposure, in the financial guaranty direct and reinsurance segments, respectively.

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

The Company has exposure on two life insurance reserve securitization transactions based on blocks of individual life insurance business reinsured by Scottish Re (U.S.) Inc. (“Scottish Re”).  The two transactions relate to Ballantyne Re p.l.c. (“Ballantyne”) (gross exposure of $500 million) and Orkney Re II, p.l.c. (“Orkney II”) (gross exposure of $423 million).  Under both transactions, monies raised through the issuance of the insured notes support present and future U.S. statutory life insurance reserve requirements.  The monies were invested at inception of each transaction in accounts managed by a large, well-known investment manager.  However, those investment accounts have incurred substantial mark-to-market losses since mid-year 2007, largely as a result of their exposure to subprime and Alt-A RMBS transactions.  Largely as a result of these mark-to-market losses the rating agencies – Moody’s, S&P and Fitch – have downgraded our exposure to both Ballantyne and Orkney II below investment grade.  The Company downgraded its internal risk ratings on these transactions to the BB range in Q1 2008 and placed them on our credit watch list (CMC list) in risk category 1 (CMC-1).  We define transactions on CMC-1 as low priority cases where the risk is considered fundamentally sound and no loss is expected, but where higher than normal risk is present.  The Company is working with the directing guarantor, who has insured exposure of $900 million, to take remedial action on the Ballantyne transaction The Company, as the directing financial guarantor, is taking remedial action on the Orkney II transaction.  All investment proceeds in both Ballantyne and Orkney II are now required to be generally invested in cash or cash equivalents.

No credit losses have been realized and all of the securities in the Ballantyne and Orkney Re II portfolios continue to generate interest income.  Performance of the underlying blocks of life insurance business thus far has been in accordance with expectations, and the underlying reinsurance contracts continue to generate overall positive treaty settlements that are captured in the transaction structures.  The combination of cash flows from the investment accounts and the treaty settlements currently provides for greater than two times coverage of interest payments due on the notes that we insure.  The notional value of the assets held in the investment accounts continues to increase via the retention of that excess cash.

In order for the Company to incur an ultimate net loss on the transactions, adverse experience on the underlying block of life insurance policies and/or credit losses in the investment portfolio would need to exceed the level of credit enhancement built into the transaction structures.  The ability of the transactions to absorb such losses will continue to increase for as long as cash flows remain positive.  However, further declines in the market value of the investment accounts could trigger a shut off of interest payments to the insured notes and thereby trigger claim payments by the Company.  Any such claim payments ultimately could be recoverable, provided that credit losses on the investment accounts remain below the attachment point of our coverage.  In addition, cedants to Scottish Re may have the right to recapture blocks of life insurance business which Scottish Re has ceded to Ballantyne and Orkney Re II.  Such recaptures could require Ballantyne and Orkney Re II to sell assets and potentially realize substantial investment losses and for Assured to incur corresponding insured losses.  At the present time, the Company does not expect the level of recaptures to cause insured losses.

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

	As of September 30, 2008
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
Financial Guaranty Insurance Reserves by segment and type(1):
Case	$30.1	$51.9	$0.6	$2.4	$85.0
IBNR	—	—	—	3.0	3.0
Portfolio reserves associated with fundamentally sound credits	14.9	35.5	2.8	—	53.2
Portfolio reserves associated with CMC credits	16.5	8.2	—	—	24.7
Total financial guaranty insurance loss and LAE reserves	61.5	95.6	3.4	5.4	165.9
Credit Derivative Reserves by segment and type(2):
Case	7.2	0.2	—	—	7.4
Credit derivative portfolio reserves associated with fundamentally sound credits	14.0	—	—	—	14.0
Credit derivative portfolio reserves associated with CMC credits	5.6	—	—	—	5.6
Total credit derivative loss and LAE reserves	26.8	0.2	—	—	27.0
Total loss and LAE reserves, including credit derivatives(3)	$88.3	$95.8	$3.4	$5.4	$192.9

	As of December 31, 2007
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
Financial Guaranty Insurance Reserves by segment and type of reserve(1):
Case	$—	$35.6	$0.1	$2.4	$38.1
IBNR	—	—	—	6.4	6.4
Portfolio reserves associated with fundamentally sound credits	17.0	33.0	2.8	—	52.8
Portfolio reserves associated with CMC credits	16.5	11.7	—	—	28.2
Total financial guaranty insurance loss and LAE reserves	33.5	80.3	2.9	8.8	125.6
Credit Derivative Reserves by segment and type(2):
Case	3.2	—	—	—	3.2
Credit derivative portfolio reserves associated with fundamentally sound credits	3.9	—	—	—	3.9
Credit derivative portfolio reserves associated with CMC credits	1.2	—	—	—	1.2
Total credit derivative loss and LAE reserves	8.3	—	—	—	8.3
Total loss and LAE reserves, including credit derivatives(3)	$41.8	$80.3	$2.9	$8.8	$133.8

(1)                               Included in Reserves for losses and loss adjustment expenses on the Balance Sheet.

(2)                               Included in Credit derivative liabilities/assets on the Balance Sheet.

(3)                               Total does not add due to rounding.

The following table sets forth the financial guaranty insurance policy and credit derivative contract in-force portfolio by underlying rating:

	As of September 30, 2008		As of December 31, 2007
Ratings(1)	Net par outstanding	% of Net par outstanding	Net par outstanding	% of Net par outstanding
	(in billions of U.S. dollars)
Super senior	$35.1	15.4%	$36.4	18.2%
AAA	41.7	18.3%	47.3	23.6%
AA	49.4	21.7%	38.4	19.2%
A	63.9	28.1%	49.2	24.6%
BBB	32.7	14.4%	26.9	13.4%
Below investment grade	4.6	2.0%	2.1	1.1%
Total exposures(2)	$227.3	100.0%	$200.3	100.0%

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

(2)        Total does not add due to rounding.

The change in ratings above is mainly related to the Company’s U.S. RMBS exposures.

Our surveillance department is responsible for monitoring our portfolio of credits and maintains a list of closely monitored credits (“CMC”). The closely monitored credits are divided into four categories: Category 1 (low priority; fundamentally sound, greater than normal risk); Category 2 (medium priority; weakening credit profile, may result in loss); Category 3 (high priority; claim/default probable, case reserve established); Category 4 (claim paid, case reserve established for future payments). The closely monitored credits include all below investment grade (“BIG”) exposures where there is a material amount of exposure (generally greater than $10.0 million) or a material risk of the Company incurring a loss greater than $0.5 million. The closely monitored credits also include investment grade (“IG”) risks where credit quality is deteriorating and where, in the view of the Company, there is significant potential that the risk quality will fall below investment grade. As of September 30, 2008, the closely monitored credits include approximately 99% of our BIG exposure, and the remaining BIG exposure of $43.5 million was distributed across 66 different credits. As of December 31, 2007, the closely monitored credits include approximately 99% of our BIG exposure, and the remaining BIG exposure of $19.8 million was distributed across 46 different credits. Other than those excluded BIG credits, credits that are not included in the closely monitored credit list are categorized as fundamentally sound risks.

The following table provides financial guaranty insurance policy and credit derivative contract net par outstanding by credit monitoring category as of September 30, 2008 and December 31, 2007:

	As of September 30, 2008
Description:	Net Par Outstanding	% of Net Par Outstanding	# of Credits in Category	Case Reserves(2)
	($ in millions)
Fundamentally sound risk	$222,597	97.9%
Closely monitored:
Category 1	1,368	0.6%	41	$—
Category 2	1,422	0.6%	26	—
Category 3	1,892	0.8%	47	68
Category 4	20	—	14	21
CMC total(1)	4,702	2.1%	128	89
Other below investment grade risk	44	—	66	—
Total(1)	$227,342	100.0%		$89

	As of December 31, 2007
Description:	Net Par Outstanding	% of Net Par Outstanding	# of Credits in Category	Case Reserves(2)
	($ in millions)
Fundamentally sound risk	$198,133	98.9%
Closely monitored:
Category 1	1,288	0.6%	36	$—
Category 2	743	0.4%	12	—
Category 3	71	—	16	17
Category 4	24	—	16	22
CMC total(1)	2,126	1.1%	80	39
Other below investment grade risk	20	—	46	—
Total	$200,279	100.0%		$39

(1)                             Total does not add due to rounding.

(2)                             Includes case reserves on credit derivatives of $7.4 million at September 30, 2008 and $3.2 million at December 31, 2007, which balances are included in credit derivative liabilities in the Company’s consolidated balance sheets.

The following chart summarizes movements in CMC exposure by risk category:

Net Par Outstanding	Category 1	Category 2	Category 3	Category 4	Total CMC
	($ in millions)
Balance, December 31, 2007	$1,288	$743	$71	$24	$2,126
Less: amortization	72	375	73	—	520
Additions from first time on CMC	2,137	948	220	—	3,305
Deletions – Upgraded and removed	175	—	30	3	208
Category movement	(1,810)	106	1,704	—	—
Net change	80	679	1,821	(3)	2,577
Balance, September 30, 2008(1)	$1,368	$1,422	$1,892	$20	$4,702

(1)          Total does not add due to rounding.

The increase of $2,577 million in financial guaranty CMC net par outstanding during the nine months ended September 30, 2008 is attributable primarily to the downgrade of RMBS exposures.

The Company’s current estimate of loss reserves represents management’s best estimate of loss based on the current information, however, actual results may differ materially from current estimates.

Industry Methodology

We are aware that there are certain differences regarding the measurement of portfolio loss liabilities among companies in the financial guaranty industry. In January and February 2005, the Securities and Exchange Commission (“SEC”) staff had discussions concerning these differences with a number of industry participants. Based on those discussions, in June 2005, the Financial Accounting Standards Board (“FASB”) staff decided additional guidance is necessary regarding financial guaranty contracts. In May 2008, the FASB issued FAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An Interpretation of FASB Statement No. 60” (“FAS 163”). FAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  FAS 163 also clarifies the methodology to be used for financial guaranty premium revenue recognition and claim liability measurement as well as requiring expanded disclosures about the insurance enterprise’s risk management activities. The provisions of FAS 163 related to premium revenue recognition and claim liability measurement are effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.  Earlier application of these provisions is not permitted.  The expanded risk management activity disclosure provisions of FAS 163 are effective for the third quarter of 2008 and are included in Note 6 of the accompanying financial statements.  FAS 163 will be applied to all existing and future financial guaranty insurance contracts written by us.  The cumulative effect of initially applying FAS 163 will be recorded as an adjustment to retained earnings as of January 1, 2009.  The adoption of FAS 163 is expected to have a material effect on our financial statements.  We are in the process of estimating the impact of the adoption of FAS 163.  We will continue to follow our existing accounting policies in regards to premium revenue recognition and claim liability measurement until we adopt FAS 163 on January 1, 2009.

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

The fair value of these instruments represents the difference between the present value of remaining contractual premiums charged for the credit protection and the estimated present value of premiums that a comparable financial guarantor would hypothetically charge for the same protection at the balance sheet date.  The fair value of these contracts depends on a number of factors including notional amount of the contract, expected term, credit spreads, changes in interest rates, the credit ratings of the referenced entities, our own credit risk and remaining contractual flows.

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

Market conditions at September 30, 2008 were such that market prices were generally not available. Where market prices were not available, we used a combination of observable market data and valuation models, including various market indexes, credit spreads, our own credit risk and estimated contractual payments to estimate the fair value of our credit derivatives. These models are primarily developed internally based on market conventions for similar transactions. Management considers the non-standard terms of its credit derivative contracts in determining the fair value of these contracts. These terms differ from credit derivatives sold by companies outside of the financial guaranty industry. The non-standard terms include the absence of collateral support agreements or immediate settlement provisions, relatively high attachment points and the fact that we do not exit derivatives we sell for credit protection purposes, except under specific circumstances such as exiting a line of business. Because of these terms and conditions, the fair value of our credit derivatives may not reflect the same prices observed in an actively traded market of credit default swaps that do not contain terms and conditions similar to those observed in the financial guaranty market. These models and the related assumptions are continuously reevaluated by management and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely market information.

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

The fair value adjustment recognized in our statements of operations for the three months ended September 30, 2008 (“Third Quarter 2008”) was a $(116.2) million loss compared with a $(222.7) million loss for the three months ended September 30, 2007 (“Third Quarter 2007”). The fair value adjustment recognized in our statements of operations for the nine months ended September 30, 2008 (“Nine Months 2008”) was a $332.6 million gain compared with a $(250.9) million loss for the nine months ended September 30, 2007 (“Nine Months 2007”). The change in fair value for Third Quarter 2008 and Nine Months 2008 is mainly due to an increase in the market measure of the Company’s credit risk as indicated by the cost of CDS credit protection on us, which increased from 180 basis points at December 31, 2007 to 1,255 basis points at September 30, 2008, which was only partially offset by widening spreads of the underlying obligations.  For Third Quarter 2008 and Nine Months 2008, approximately 85% and 15%, respectively, of our unrealized loss on credit derivative financial instruments is attributable to the fair value of Alt-A and subprime RMBS transactions, with the balance of the change in fair values principally in the high yield and investment grade corporate collateralized loan obligation transactions and commercial mortgage backed securities markets. The change in fair value for Third Quarter 2007 and Nine Months 2007 is attributable to spreads widening and includes no credit losses.  For the Third Quarter 2007, approximately 70% of the Company’s unrealized loss on derivative financial instruments was due to a decline in the market value of high yield and investment grade corporate collateralized loan obligation transactions, with the balance generated by lower market values principally in the residential and commercial mortgage-backed securities markets. With considerable volatility continuing in the market, the fair value adjustment amount will fluctuate significantly in future periods. The Third Quarter 2008 and Nine Months 2008 amounts also included a fair value gain of $6.9 million and $24.3 million, pre-tax, respectively, related to Assured Guaranty Corp.’s CCS Securities as resulting of the widening of the Company’s credit spreads. The Company recorded no fair value gain in Third Quarter 2007 and Nine Months 2007, as the fair value of CCS securities was $0 as of September 30, 2007, June 30, 2007 and December 31, 2006.

Valuation of Investments

As of September 30, 2008 and December 31, 2007, we had total investments of $3.5 billion and $3.1 billion, respectively. The fair values of all of our investments are calculated from independent market valuations. The fair values of the Company’s U.S. Treasury securities are primarily determined based upon broker dealer quotes obtained from several independent active market makers. The fair values of the Company’s portfolio other than U.S. Treasury securities are determined primarily using matrix pricing models. The matrix pricing models incorporate factors such as tranche type, collateral coupons, average life, payment speeds, and spreads, in order to calculate the fair values of specific securities owned by the Company.  As of September 30, 2008, under FAS 157, all of our fixed maturity securities were classified as Level 2 and our short-term investments were classified as either Level 1 or
Level 2.

As of September 30, 2008, approximately 90% of our investments were long-term fixed maturity securities, and our portfolio had an average duration of 4.7 years, compared with 82% and 3.9 years as of December 31, 2007. Changes in interest rates affect the value of our fixed maturity portfolio. As interest rates fall, the fair value of fixed maturity securities increases and as interest rates rise, the fair value of fixed maturity securities decreases. The Company’s portfolio is comprised primarily of high-quality, liquid instruments. We continue to receive sufficient information to value our investments and have not had to modify our approach due to the current market conditions.

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

As of September 30, 2008, our gross unrealized loss position stood at $157.0 million compared to $50.5 million at June 30, 2008.  The $106.5 million increase in gross unrealized losses is primarily attributable to municipal securities, $46.3 million, mortgage and asset-backed securities, $37.7 million, and corporate securities, $21.5 million.  The increase in these unrealized losses during the three months ended September 30, 2008 is related to impaired values of U.S. mortgage backed securities, which has caused illiquidity in the financial markets and resulted in depressed demand for non-cash investments.

As of September 30, 2008, we had 102 securities in an unrealized loss position for greater than 12 months, representing a gross unrealized loss of $35.3 million.  Of these securities, 51 securities had unrealized losses greater than 10% of book value.  The total unrealized loss for these securities as of September 30, 2008 was $26.9 million.  The amount of unrealized loss for these 51 bonds over the past 12 months has varied between $4.1 million and $14.3 million, until September when the unrealized loss increased to the $26.9 million level.  This increase in unrealized losses during the quarter is attributable to the severe economic downturn experienced by the U.S. economy mentioned above.  Except as noted below, the Company has recognized no other than temporary impairment losses for the three and nine month periods ended September 30, 2008 and has the ability and intent to hold these securities until a recovery in value or maturity, whichever comes first.

The Company recognized $18.5 million of other than temporary impairment losses related to corporate securities for the three- and nine-month periods ended September 30, 2008. The Company continues to monitor the value of these investments.  Future valuations may result in further impairment of the Company’s investments. The Company had no write downs of investments for other than temporary impairment losses for the three- and nine-month periods ended September 30, 2007.

The following table summarizes the unrealized losses in our investment portfolio by type of security and the length of time such securities have been in a continuous unrealized loss position as of the dates indicated:

	As of September 30, 2008		As of December 31, 2007
Length of Time in Continuous Unrealized Loss Position	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	($ in millions)
Municipal securities
0-6 months	$429.3	$(24.3)	$67.2	$(0.6)
7-12 months	208.7	(23.1)	123.0	(1.9)
Greater than 12 months	109.3	(15.4)	8.6	(0.3)
	747.3	(62.8)	198.8	(2.8)
Corporate securities
0-6 months	180.0	(23.8)	13.6	(0.3)
7-12 months	21.6	(2.1)	22.2	(0.8)
Greater than 12 months	16.2	(5.4)	12.8	(0.3)
	217.8	(31.3)	48.6	(1.4)
U.S. Government obligations
0-6 months	138.5	(1.9)	25.4	—
7-12 months	—	—	—	—
Greater than 12 months	—	—	—	—
	138.5	(1.9)	25.4	—
Mortgage and asset-backed securities
0-6 months	541.6	(23.5)	37.7	(0.4)
7-12 months	148.3	(22.6)	32.0	(0.3)
Greater than 12 months	153.1	(14.5)	254.4	(4.0)
	843.0	(60.6)	324.1	(4.7)
Preferred stock
0-6 months	12.2	(0.4)	—	—
7-12 months	—	—	—	—
Greater than 12 months	—	—	—	—
	12.2	(0.4)	—	—
Total	$1,958.8	$(157.0)	$596.9	$(8.9)

The following table summarizes the unrealized losses in our investment portfolio by type of security and remaining time to maturity as of the dates indicated:

	As of September 30, 2008		As of December 31, 2007
Remaining Time to Maturity	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	($ in millions)
Municipal securities
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	66.2	(2.6)	1.9	(0.1)
Due after ten years	681.1	(60.2)	196.9	(2.7)
	747.3	(62.8)	198.8	(2.8)
Corporate securities
Due in one year or less	8.6	(0.1)	7.2	—
Due after one year through five years	67.6	(3.3)	16.1	(0.3)
Due after five years through ten years	107.0	(22.0)	12.0	(0.2)
Due after ten years	34.6	(5.9)	13.3	(0.9)
	217.8	(31.3)	48.6	(1.4)
U.S. Government obligations
Due in one year or less	8.0	—	—	—
Due after one year through five years	21.2	(0.4)	25.4	—
Due after five years through ten years	103.6	(1.5)	—	—
Due after ten years	5.7	—	—	—
	138.5	(1.9)	25.4	—
Mortgage and asset-backed securities	843.0	(60.6)	324.1	(4.7)
Preferred stock	12.2	(0.4)	—	—
Total	$1,958.8	$(157.0)	$596.9	$(8.9)

The following table summarizes, for all securities sold at a loss through September 30, 2008 and 2007, the fair value and realized loss by length of time such securities were in a continuous unrealized loss position prior to the date of sale:

	Three Months Ended September 30,
	2008		2007
Length of Time in Continuous Unrealized Loss Prior to Sale	Estimated Fair Value	Gross Realized Losses	Estimated Fair Value	Gross Realized Losses
	($ in millions)
Municipal securities
0-6 months	$—	$—	$—	$—
7-12 months	—	—	—	—
Greater than 12 months	—	—	—	—
	—	—	—	—
Corporate securities(1)
0-6 months	3.4	(6.0)	10.4	—
7-12 months	0.6	(7.1)	12.2	—
Greater than 12 months	0.8	(5.5)	9.0	(0.2)
	4.8	(18.6)	31.6	(0.2)
U.S. Government securities
0-6 months	—	—	1.0	(0.1)
7-12 months	—	—	0.8	—
Greater than 12 months	—	—	0.7	—
	—	—	2.5	(0.1)
Mortgage and asset-backed securities
0-6 months	21.2	—	41.2	(0.5)
7-12 months	—	—	—	—
Greater than 12 months	—	—	—	—
	21.2	—	41.2	(0.5)
Preferred stock
0-6 months	0.2	(2.8)	—	—
7-12 months	—	—	—	—
Greater than 12 months	—	—	—	—
	0.2	(2.8)	—	—
Total	$26.2	$(21.4)	$75.3	$(0.8)

(1) Includes other than temporary impairment losses of $18.5 million.

	Nine Months Ended September 30,
	2008		2007
Length of Time in Continuous Unrealized Loss Prior to Sale	Estimated Fair Value	Gross Realized Losses	Estimated Fair Value	Gross Realized Losses
	($ in millions)
Municipal securities
0-6 months	$2.5	$(0.3)	$44.9	$(0.2)
7-12 months	—	—	—	—
Greater than 12 months	—	—	—	—
	2.5	(0.3)	44.9	(0.2)
Corporate securities(1)
0-6 months	4.9	(6.0)	11.0	—
7-12 months	2.7	(7.1)	12.2	—
Greater than 12 months	0.8	(5.5)	16.4	(0.3)
	8.4	(18.6)	39.6	(0.3)
U.S. Government securities
0-6 months	—	—	25.0	(0.5)
7-12 months	—	—	0.8	—
Greater than 12 months	—	—	17.7	(0.2)
	—	—	43.5	(0.7)
Mortgage and asset-backed securities
0-6 months	72.9	(0.5)	77.6	(0.6)
7-12 months	1.2	—	—	—
Greater than 12 months	5.4	(0.1)	77.6	(1.2)
	79.5	(0.6)	155.2	(1.8)
Preferred Stock
0-6 months	4.8	(3.1)	—	—
7-12 months	—	—	—	—
Greater than 12 months	—	—	—	—
	4.8	(3.1)	—	—
Total	$95.2	$(22.6)	$283.2	$(3.0)

(1) Includes other than temporary impairment losses of $18.5 million.

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

In our reinsurance businesses, we estimate the ultimate written and earned premiums to be received from a ceding company at the end of each quarter and the end of each year because some of our ceding companies report premium data anywhere from 30 to 90 days after the end of the relevant period. Written premiums reported in our statement of operations are based upon reports received from ceding companies supplemented by our own estimates of premium for which ceding company reports have not yet been received. As of September 30, 2008 and December 31, 2007, the assumed premium estimate and related ceding commissions included in our unaudited interim consolidated financial statements were $5.7 million and $1.4 million and $8.8 million and $2.0 million,  respectively. Key assumptions used to arrive at management’s best estimate of assumed premiums are premium amounts reported historically and informal communications with ceding companies. Differences between such estimates and actual amounts are recorded in the period in which the actual amounts are determined. Historically, the differences have not been material. We do not record a provision for doubtful accounts related to our assumed premium estimate. Historically there have not been any material issues related to the collectibility of assumed premium. No provision for doubtful accounts related to our premium receivable was recorded for September 30, 2008 or December 31, 2007.

Deferred Acquisition Costs

Acquisition costs incurred, other than those associated with credit derivative products, that vary with and are directly related to the production of new business are deferred and amortized in relation to earned premiums. These costs include direct and indirect expenses such as ceding commissions, brokerage expenses and the cost of underwriting and marketing personnel. As of September 30, 2008 and December 31, 2007, we had deferred acquisition costs of $292.1 million and $259.3 million, respectively. Ceding commissions paid to primary insurers are the largest component of deferred acquisition costs, constituting 61% and 68% of total deferred acquisition costs as of September 30, 2008 and December 31, 2007, respectively. Management uses its judgment in determining what types of costs should be deferred, as well as what percentage of these costs should be deferred. We annually conduct a study to determine which operating costs vary with, and are directly related to, the acquisition of new business and qualify for deferral. Ceding commissions received on premiums we cede to other reinsurers reduce acquisition costs. Anticipated losses, LAE and the remaining costs of servicing the insured or reinsured business are considered in determining the recoverability of acquisition costs. Acquisition costs associated with credit derivative products are expensed as incurred. When an insured issue is retired early, as discussed in the Premium Revenue Recognition section of these Critical Accounting Estimates, the remaining related deferred acquisition cost is expensed at that time.

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

Deferred Income Taxes

As of September 30, 2008 and December 31, 2007, we had a net deferred income tax asset of $82.3 million and $147.6 million, respectively. Certain of our subsidiaries are subject to U.S. income tax. Deferred income tax assets and liabilities are established for the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Such temporary differences relate principally to unrealized gains and losses on investments and derivative financial instruments, deferred acquisition costs, reserves for losses and LAE, unearned premium reserves, net operating loss carryforwards (“NOLs”) and statutory contingency reserves. A valuation allowance is recorded to reduce a deferred tax asset to the amount that in management’s opinion is more likely than not to be realized.

As of September 30, 2008, Assured Guaranty Re Overseas Ltd. (“AGRO”) had a stand alone NOL of $49.2 million, compared with $54.8 million as of December 31, 2007, which is available to offset its future U.S. taxable income. The Company has $28.5 million of this NOL available through 2017 and $20.7 million available through 2023. AGRO’s stand alone NOL is not permitted to offset the income of any other members of AGRO’s consolidated group due to certain tax regulations. Under applicable accounting rules, we are required to establish a valuation allowance for NOLs that we believe are more likely than not to expire before being utilized. Management has assessed the likelihood of realization of all of its deferred tax assets. Based on this analysis, management believes it is more likely than not that $20.0 million of AGRO’s $49.2 million NOL will not be utilized before it expires and has established a $7.0 million valuation allowance related to the NOL deferred tax asset. Management believes that all other deferred income taxes are more-likely-than-not to be realized. The valuation allowance is subject to considerable judgment, is reviewed quarterly and will be adjusted to the extent actual taxable income differs from estimates of future taxable income that may be used to realize NOLs or capital losses.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007.  The total liability for unrecognized tax benefits as of September 30, 2008 and December 31, 2007 was $5.1 million and $2.8 million, respectively, and is included in other liabilities on the balance sheet. During the nine months ended September 30, 2008 the net liability increased by approximately $2.3 million. The Company does not believe it is reasonably possible that this amount will change significantly in the next twelve months.  The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.

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

The Company initially recorded a $49.0 million reduction of its existing deferred tax liability, based on an estimate of the ultimate resolution of the Section 338(h)(10) election. Under the tax allocation agreement, the Company estimated that, as of the IPO date, it was obligated to pay $20.9 million to AFS and accordingly established this amount as a liability. The initial difference, which is attributable to the change in the tax basis of certain liabilities for which there is no associated step-up in the tax basis of its assets and no amounts due to AFS, resulted in an increase to additional paid-in capital of $28.1 million. As of September 30, 2008 and December 31, 2007, the liability for tax basis step-up adjustment, which is included in the Company’s balance sheets in “Other liabilities,” were $9.3 million and $9.9 million, respectively. The Company has paid ACE and correspondingly reduced its liability by $0.6 million and $4.9 million in Nine Months 2008 and Nine Months 2007, respectively.

Accounting for Share-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of FAS No. 123 (revised), “Share-Based Payment” (“FAS 123R”) using the modified prospective transition method. Share-based compensation expense in Third Quarter 2008 and Third Quarter 2007 was $1.8 million ($1.4 million after tax) and $4.3 million ($3.6 million after tax), respectively.  Share-based compensation expense in Nine Months 2008 and Nine Months 2007 was $10.2 million ($8.3 million after tax) and $13.8 million ($11.4 million after tax), respectively. The effect of share-based compensation on both basic and diluted earnings per share for Third Quarter 2008 was $0.02. The effect on basic and diluted earnings per share for Nine Months 2008 was $0.10 and $0.09, respectively. The effect of share-based compensation on basic and diluted earnings per share for Third Quarter 2007 and Nine Months 2007 was $0.05 and $0.17, respectively.  Third Quarter 2008 and Third Quarter 2007 expense included $(0.2) million ($(0.2) million after tax) and $1.2 million ($1.1 million after tax), respectively, related to accelerated vesting for stock award grants to retirement-eligible employees. Nine Months 2008 and Nine Months 2007 expense included $3.5 million ($3.1 million after tax) and $4.9 million ($4.3 million after tax), respectively, related to accelerated vesting for stock award grants to retirement-eligible employees.

Accounting for Cash-Based Compensation

The Company’s compensation expense for the three- and nine-month periods ended September 30, 2008 and 2007 was in the form of performance retention awards and the awards that were made in 2008 (which vest over a four year period) and 2007 (which cliff vest after 4 years). The Company recognized approximately $(0.3) million ($(0.3) million after tax) and $39,000 ($27,000 after tax) of expense for performance retention awards in Third Quarter 2008 and Third Quarter 2007, respectively. The Company recognized approximately $6.0 million ($4.9 million after tax) and $0.1 million ($0.1 million after tax) of expense for performance retention awards in Nine Months 2008 and Nine Months 2007, respectively. Included in Third Quarter 2008 and Nine Months 2008 amounts were $(0.7) million and $3.9 million, respectively, of accelerated expense related to retirement-eligible employees. The negative expense amounts for Third Quarter 2008 were due to revised estimates of the Company’s performance measures for 2008.

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

The tables below provide information on the risk ratings and certain other risk characteristics of the Company’s RMBS, subprime RMBS, CDOs of ABS and Prime exposures as of September 30, 2008 (dollars in millions):

Distribution of U.S. RMBS by Rating(1) and by Segment as of September 30, 2008

	Direct		Reinsurance		Total
	Net Par		Net Par		Net Par
Ratings (1):	Outstanding	%	Outstanding	%	Outstanding	%
Super senior	$6,462	36.4%	$—	—	$6,462	34.2%
AAA	1,650	9.3%	233	20.4%	1,882	10.0%
AA	1,414	8.0%	92	8.1%	1,506	8.0%
A	2,930	16.5%	115	10.0%	3,045	16.1%
BBB	3,163	17.8%	215	18.8%	3,378	17.9%
Below investment grade	2,118	11.9%	488	42.7%	2,606	13.8%
	$17,736	100.0%	$1,143	100.0%	$18,879	100.0%

Distribution of U.S. RMBS by Rating(1) and Type of Exposure as of September 30, 2008

Ratings (1):	Prime First Lien	Prime Closed End Seconds	Prime HELOC	Alt-A First Lien	Subprime First Lien	Total Net Par Outstanding
Super senior	$685	$48	$—	$2,788	$2,942	$6,462
AAA	434	63	15	1,021	348	1,882
AA	81	139	13	610	662	1,506
A	87	—	14	1,769	1,174	3,045
BBB	712	6	111	1,402	1,147	3,378
Below investment grade	9	195	1,719	239	444	2,606
Total exposures	$2,008	$451	$1,874	$7,829	$6,717	$18,879

Distribution of U.S. RMBS by Year Insured and Type of Exposure as of September 30, 2008

Year Insured:	Prime First Lien	Prime Closed End Seconds	Prime HELOC	Alt-A First Lien	Subprime First Lien	Total Net Par Outstanding
2004 and prior	$233	$—	$150	$131	$513	$1,028
2005	215	—	792	432	97	1,536
2006	447	6	166	56	4,516	5,192
2007	1,113	445	766	4,421	1,557	8,302
2008 YTD	—	—	—	2,788	34	2,822
Total exposures	$2,008	$451	$1,874	$7,829	$6,717	$18,879

(1) Assured’s internal rating.  Assured’s scale is comparable to that of the nationally recognized rating agencies.  The super senior category, which is not generally used by rating agencies, is used by the Company in instances where Assured’s AAA-rated exposure has additional credit enhancement due to either (1) the existence of another security rated AAA that is subordinated to Assured’s exposure or (2) Assured’s exposure benefits from a different form of credit enhancement that would pay any claims first in the event that any of the exposures incurs a loss and such credit enhancement, in management’s opinion, causes Assured’s attachment point to be materially above the AAA attachment point.

Distribution of U.S. RMBS by Rating(1) and Year Insured as of September 30, 2008

Year	Super	AAA	AA	A	BBB	BIG
insured:	Senior	Rated	Rated	Rated	Rated	Rated	Total
2004 and prior	$—	$286	$162	$122	$174	$283	$1,028
2005	—	432	45	144	99	816	1,536
2006	2,942	195	549	409	865	233	5,192
2007	1,334	351	750	2,370	2,239	1,258	8,302
2008 YTD	2,187	619	—	—	—	16	2,822
	$6,462	$1,882	$1,506	$3,045	$3,378	$2,606	$18,879

% of total	34.2%	10.0%	8.0%	16.1%	17.9%	13.8%	100.0%

Distribution of U.S. Prime HELOC RMBS by Rating(1) and Year Insured as of September 30, 2008

Year	Super	AAA	AA	A	BBB	BIG
insured:	Senior	Rated	Rated	Rated	Rated	Rated	Total
2004 and prior	$—	$2	$13	$5	$84	$46	$150
2005	—	—	—	9	21	761	792
2006	—	—	—	—	5	161	166
2007	—	13	1	—	1	751	766
2008 YTD	—	—	—	—	—	—	—
	$—	$15	$13	$14	$111	$1,719	$1,874

% of total	0.0%	0.8%	0.7%	0.8%	5.9%	91.8%	100.0%

Distribution of U.S. Closed End Seconds RMBS by Rating(1) and Year Insured as of September 30, 2008

Year	Super	AAA	AA	A	BBB	BIG
insured:	Senior	Rated	Rated	Rated	Rated	Rated	Total
2004 and prior	$—	$—	$—	$—	$—	$—	$—
2005	—	—	—	—	—	—	—
2006	—	—	—	—	6	—	6
2007	48	63	139	—	—	195	445
2008 YTD	—	—	—	—	—	—	—
	$48	$63	$139	$—	$6	$195	$451

% of total	10.6%	14.0%	30.9%	0.0%	1.2%	43.3%	100.0%

Distribution of U.S. Alt-A RMBS by Rating(1) and Year Insured as of September 30, 2008

Year	Super	AAA	AA	A	BBB	BIG
insured:	Senior	Rated	Rated	Rated	Rated	Rated	Total
2004 and prior	$—	$77	$32	$—	$22	$—	$131
2005	—	228	43	44	67	50	432
2006	—	—	—	—	—	56	56
2007	602	115	534	1,725	1,313	132	4,421
2008 YTD	2,187	602	—	—	—	—	2,788
	$2,788	$1,021	$610	$1,769	$1,402	$239	$7,829

% of total	35.6%	13.0%	7.8%	22.6%	17.9%	3.0%	100.0%

Distribution of U.S. Subprime RMBS by Rating(1) and Year Insured as of September 30, 2008

Year	Super	AAA	AA	A	BBB	BIG
insured:	Senior	Rated	Rated	Rated	Rated	Rated	Total
2004 and prior	$—	$182	$38	$42	$14	$238	$513
2005	—	7	—	90	0	—	97
2006	2,942	125	549	400	489	12	4,516
2007	—	17	75	643	644	178	1,557
2008 YTD	—	18	—	—	—	16	34
	$2,942	$348	$662	$1,174	$1,147	$444	$6,717

% of total	43.8%	5.2%	9.9%	17.5%	17.1%	6.6%	100.0%

(1) Assured’s internal rating.  Assured’s scale is comparable to that of the nationally recognized rating agencies.  The super senior category, which is not generally used by rating agencies, is used by the Company in instances where Assured’s AAA-rated exposure has additional credit enhancement due to either (1) the existence of another security rated AAA that is subordinated to Assured’s exposure or (2) Assured’s exposure benefits from a different form of credit enhancement that would pay any claims first in the event that any of the exposures incurs a loss and such credit enhancement, in management’s opinion, causes Assured’s attachment point to be materially above the AAA attachment point.

Distribution of Financial Guaranty Direct U.S. RMBS by Rating(1) and Type of Exposure as of September 30, 2008

Ratings (1):	Prime First Lien	Prime Closed End Seconds	Prime HELOC	Alt-A First Lien	Subprime First Lien	Total Net Par Outstanding
Super senior	$685	$48	$—	$2,788	$2,942	$6,462
AAA	335	60	—	1,015	239	1,650
AA	—	138	6	609	660	1,414
A	—	—	—	1,768	1,163	2,930
BBB	637	—	18	1,384	1,124	3,163
Below investment grade	—	195	1,308	239	376	2,118
Total exposures	$1,657	$441	$1,331	$7,803	$6,504	$17,736

Distribution of Financial Guaranty Direct U.S. RMBS Net Par Outstanding by Rating(1) and Year Issued as of September 30, 2008

	Super	AAA	AA	A	BBB	BIG
Year issued:	Senior	Rated	Rated	Rated	Rated	Rated	Total
2004 and prior	$—	$187	$75	$33	$39	$201	$535
2005	2,041	544	591	532	547	702	4,957
2006	1,198	—	75	150	957	322	2,703
2007	3,223	918	673	2,215	1,621	892	9,541
2008 YTD	—	—	—	—	—	—	—
	$6,462	$1,650	$1,414	$2,930	$3,163	$2,118	$17,736

% of total	36.4%	9.3%	8.0%	16.5%	17.8%	11.9%	100.0%

Distribution of Financial Guaranty Direct U.S. RMBS Net Par Outstanding by Rating(1) and Year Insured as of September 30, 2008

	Super	AAA	AA	A	BBB	BIG
Year issued:	Senior	Rated	Rated	Rated	Rated	Rated	Total
2004 and prior	$—	$187	$75	$33	$39	$201	$535
2005	—	420	42	132	67	702	1,363
2006	2,942	124	549	400	837	56	4,908
2007	1,334	317	748	2,365	2,221	1,158	8,142
2008 YTD	2,187	602	—	—	—	—	2,788
	$6,462	$1,650	$1,414	$2,930	$3,163	$2,118	$17,736

% of total	36.4%	9.3%	8.0%	16.5%	17.8%	11.9%	100.0%

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

Distribution of Financial Guaranty Direct U.S. RMBS by Year Insured as of September 30, 2008

Year insured:	Prime First Lien	Prime Closed End Seconds	Prime HELOC	Alt-A First Lien	Subprime First Lien	Total Net Par Outstanding
2004 and prior	$—	$—	$24	$126	$386	$535
2005	192	—	652	431	88	1,363
2006	357	—	—	56	4,495	4,908
2007	1,108	441	656	4,401	1,535	8,142
2008 YTD	—	—	—	2,788	—	2,788
	$1,657	$441	$1,331	$7,803	$6,504	$17,736

Distribution of Financial Guaranty Direct U.S. RMBS by Year Issued as of September 30, 2008

Year issued:	Prime First Lien	Prime Closed End Seconds	Prime HELOC	Alt-A First Lien	Subprime First Lien	Total Net Par Outstanding
2004 and prior	$—	$—	$24	$126	$386	$535
2005	192	—	652	431	3,683	4,957
2006	357	—	—	446	1,900	2,703
2007	1,108	441	656	6,800	535	9,541
2008 YTD	—	—	—	—	—	—
	$1,657	$441	$1,331	$7,803	$6,504	$17,736

Distribution of Financial Guaranty Direct U.S. Mortgage-Backed Securities Issued January 1, 2005 or Later by Exposure Type, Average Pool Factor, Subordination, Cumulative Losses and 60+ Day Delinquencies as of September 30, 2008 (1)

U.S. Prime First Lien

Year issued:	Net Par Outstanding	Pool Factor(2)	Subordination (3)	Cumulative Losses (4)	60+ Day Delinquencies (5)
2005	$192	76.8%	5.4%	0.05%	2.2%
2006	357	71.3%	4.6%	0.0%	5.3%
2007	1,108	89.3%	10.4%	0.0%	3.6%
2008	—	N/A	N/A	N/A	N/A
	$1,657	84.0%	8.6%	0.01%	3.8%

U.S. Prime CES

Year issued:	Net Par Outstanding	Pool Factor(2)	Subordination (3)	Cumulative Losses (4)	60+ Day Delinquencies (5)
2005	$—	N/A	N/A	N/A	N/A
2006	—	N/A	N/A	N/A	N/A
2007	441	75.0%	30.0%	17.5%	15.5%
2008	—	N/A	N/A	N/A	N/A
	$441	75.0%	30.0%	17.5%	15.5%

U.S. Prime HELOC

Year issued:	Net Par Outstanding	Pool Factor(2)	Subordination (3)	Cumulative Losses (4)	60+ Day Delinquencies (5)
2005	$652	35.2%	0.0%	9.2%	12.0%
2006	—	N/A	N/A	N/A	N/A
2007	656	72.0%	0.0%	11.7%	8.2%
2008	—	N/A	N/A	N/A	N/A
	$1,308	53.7%	0.0%	10.4%	10.1%

U.S. Alt-A First Lien

Year issued:	Net Par Outstanding	Pool Factor(2)	Subordination (3)	Cumulative Losses (4)	60+ Day Delinquencies (5)
2005	$431	60.0%	13.2%	0.5%	7.8%
2006	446	75.8%	36.8%	1.0%	21.6%
2007	6,800	80.4%	21.2%	0.4%	14.9%
2008	—	N/A	N/A	N/A	N/A
	$7,677	79.0%	21.6%	0.5%	14.9%

U.S. Subprime First Lien

Year issued:	Net Par Outstanding	Pool Factor(2)	Subordination (3)	Cumulative Losses (4)	60+ Day Delinquencies (5)
2005	$3,683	35.7%	61.8%	4.3%	42.2%
2006	1,900	53.0%	41.9%	5.9%	42.0%
2007	535	54.3%	42.4%	5.8%	44.1%
2008	—	N/A	N/A	N/A	N/A
	$6,118	42.7%	53.9%	4.9%	42.3%

U.S. CMBS

Year issued:	Net Par Outstanding	Pool Factor(2)	Subordination (3)	Cumulative Losses (4)	60+ Day Delinquencies (5)
2005	$3,429	97.0%	28.8%	0.0%	0.1%
2006	1,418	98.6%	30.5%	0.0%	0.0%
2007	545	90.9%	19.6%	0.0%	0.8%
2008	—	N/A	N/A	N/A	N/A
	$5,391	96.8%	28.3%	0.0%	0.1%

(1)  For this release, net par outstanding is based on values as of September 2008.  Pool factor, subordination, cumulative losses and delinquency data is based on September 2008 information obtained from Intex, Bloomberg, and/or provided by the trustee and may be subject to restatement or correction.

(2) Pool factor is the percentage of net par outstanding divided by the original net par outstanding of the transactions at inception.

(3) Represents the sum of subordinate tranches and over-collateralization, expressed as a percentage of total transaction size and does not include any benefit from excess interest collections that may be used to absorb losses.

(4) Cumulative losses are defined as net charge-offs on the underlying loan collateral divided by the original pool balance.

(5) 60+ day delinquencies are defined as loans that are greater than 60 days delinquent and all loans that are in foreclosure, bankruptcy or REO divided by net par outstanding.

Financial Guaranty Direct Collateralized Debt Obligations of Asset-Backed Securities (CDOs of ABS)(1) Net Par Outstanding by Type of CDO, by Year Insured and by Collateral:

			Type of Collateral as a Percent of Total Pool
						CDOs of			U.S.	Ratings as of			Original Sub-	Current Sub-
	Legal			RMBS	Comm.	Investment		Total	Subprime	September 30,		Original AAA	ordination	ordination
Year	Final	Net Par		(Includes	MBS	Grade	CDOs of	Collateral	First Lien	2008		Sub-	Below	Below
Insured	Maturity(2)	Outstanding	ABS	Subprime)	(CMBS)(3)	Corporate	ABS	Pool	RMBS	S&P	Moody’s	ordination(6)	Assured	Assured

CDOs of Mezzanine ABS(3):
2001	2017	$113.6	0%	0%	100%	0%	0%	100%	0%	AAA	Aaa	25.1%	25.1%	30.3%
2001	2016	59.7	0%	0%	100%	0%	0%	100%	0%	AAA	Aaa	28.1%	28.1%	40.1%
2002	2017	105.3	0%	0%	100%	0%	0%	100%	0%	AAA	Aaa	24.6%	24.6%	38.9%
2002	2017	101.7	0%	0%	100%	0%	0%	100%	0%	AAA	Aaa	22.1%	22.1%	29.7%
2002	2017	88.7	0%	0%	100%	0%	0%	100%	0%	AAA	Aaa	35.0%	35.0%	48.0%
2002	2017	68.4	0%	0%	100%	0%	0%	100%	0%	AAA	Aaa	24.0%	24.0%	33.1%
2003	2018	126.0	0%	0%	100%	0%	0%	100%	0%	AAA	Aaa	20.0%	20.0%	25.4%
2003	2038	74.9	0%	0%	100%	0%	0%	100%	0%	AAA	Aaa	23.0%	38.0%	50.4%
2003	2018	48.0	0%	0%	100%	0%	0%	100%	0%	AAA	Aaa	63.0%	63.0%	66.1%
	Subtotal:	$786.3	0%	0%	100%	0%	0%	100%	0%	AAA	Aaa	27.2%	28.6%	37.7%

CDOs of High Grade ABS(4):
No CDO of ABS business written

CDOs of Pooled AAA ABS(5):
2003	2010	682.5	35%	34%	26%	5%	0%	100%	0%	AAA	Aaa	0.0%	12.5%	12.5%
	Subtotal:	$682.5	35%	34%	26%	5%	0%	100%	0%	AAA	Aaa	0.0%	12.5%	12.5%

Total:		$1,468.9	16%	16%	66%	2%	0%	100%	0%	AAA	Aaa	14.6%	21.1%	26.0%

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

(3) “CDOs of Mezzanine ABS” is a market term that refers to transactions where the underlying collateral at issuance is comprised primarily of mezzanine tranches rated BBB or lower.  The collateral underlying Assured’s exposure to CDOs of Mezzanine ABS is comprised of mezzanine tranches of CMBS transactions and senior unsecured debt issued by commercial property REITs.  The transactions to which Assured has exposure are static pools rather than actively managed transactions, and the collateral in these static pools was originated primarily in the period from 1997-2003. The collateral underlying Assured’s exposure to CDOs of Mezzanine ABS had weighted average ratings, based on rating information as of September 30, 2008, as follows: 17% AAA, 8% AA, 13% A, 44% BBB and 18% below investment grade (BIG).

(4) “CDOs of High Grade ABS” is a market term that refers to transactions where the underlying collateral at issuance is comprised of mezzanine tranches rated single-A or higher.

(5) “CDOs of Pooled AAA ABS” is a market term that refers to transactions where the underlying collateral at issuance is comprised of the senior-most AAA rated securities.  Assured’s exposure to CDOs of Pooled AAA ABS was rated, based on rating information as of September 30, 2008: 100% AAA.

(6)  Represents the sum of subordinate tranches and over-collateralization and does not include any benefit from excess interest collections that may be used to absorb losses.

Consolidated Results of Operations (1)

The following table presents summary consolidated results of operations data for the three- and nine- months ended September 30, 2008 and 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	($ in millions)
Revenues:
Gross written premiums	$112.8	$68.5	$534.4	$195.4
Net written premiums	111.5	60.4	521.8	180.3

Net earned premiums	85.5	38.6	184.0	113.6
Net investment income	43.4	31.8	120.2	94.2
Net realized investment losses	(20.0)	(0.1)	(18.0)	(1.9)
Change in fair value of credit derivatives
Realized gains and other settlements on credit derivatives	30.0	17.8	89.4	52.1
Unrealized (losses) gains on credit derivatives	(116.2)	(222.7)	332.6	(250.9)
Net change in fair value of credit derivatives	(86.3)	(205.0)	422.0	(198.8)
Other income	7.2	0.4	24.8	0.4
Total revenues	29.8	(134.3)	733.1	7.4

Expenses:
Loss and loss adjustment expenses (recoveries)	82.5	2.0	175.8	(11.8)
Profit commission expense	(1.4)	1.1	0.8	3.6
Acquisition costs	19.3	10.4	43.0	32.1
Operating expenses	21.6	19.9	69.9	59.4
Interest expense	5.8	5.9	17.5	17.7
Other expenses	1.5	0.6	4.0	1.9
Total expenses	129.3	39.8	310.9	102.9
(Loss) income before (benefit) provision for income taxes	(99.5)	(174.1)	422.2	(95.5)
(Benefit) provision for income taxes	(36.2)	(59.2)	109.5	(52.3)
Net (loss) income	$(63.3)	$(115.0)	$312.7	$(43.2)

Underwriting (loss) gain by segment:
Financial guaranty direct	$(40.0)	$7.8	$(59.2)	$26.3
Financial guaranty reinsurance	24.0	12.1	22.0	47.4
Mortgage guaranty	(0.5)	1.3	0.8	4.4
Other	—	—	1.9	1.3
Total	$(16.5)	$21.2	$(34.6)	$79.4

(1)               Some amounts may not add due to rounding.

We organize our business around four principal business segments: financial guaranty direct, financial guaranty reinsurance, mortgage guaranty and other. There are a number of lines of business that we have exited as part of our IPO in April 2004, which are included in the other segment. However, the results of these businesses are reflected in the above numbers. These unaudited interim consolidated financial statements cover the Third Quarter 2008, Third Quarter 2007, Nine Months 2008 and Nine Months 2007.

Net (Loss) Income

Net loss was $(63.3) million and $(115.0) million for Third Quarter 2008 and Third Quarter 2007, respectively. The increase of $51.7 million in 2008 compared with 2007 is primarily due to the following factors:

•                  a $(116.2) million unrealized loss on credit derivatives in Third Quarter 2008 compared with a $(222.7) million unrealized loss on credit derivatives in Third Quarter 2007, mainly attributable to the downgrades of RMBS transactions, offset by the Company’s own credit spread widening. Net of related income taxes, the unrealized loss on credit derivatives, was $(84.1) million and $(164.2) million for Third Quarter 2008 and Third Quarter 2007, respectively. With considerable volatility continuing in the market, this amount will fluctuate significantly in future periods,

•                  an increase of $11.6 million in net investment income to $43.4 million in Third Quarter 2008 from $31.8 million in Third Quarter 2007 which is attributable to increased invested assets from positive operating cash flows as well as increased capital from equity offerings in April 2008 and December 2007,

•                  an increase in other income, which included a fair value gain of $6.9 million pre-tax, $4.5 million after-tax, related to Assured Guaranty Corp.’s committed capital securities.

Partially offsetting these positive factors were:

•                  a decrease of $37.7 million in underwriting gain to $16.5 million underwriting loss in 2008, compared with a $21.2 million underwriting gain in 2007, primarily due to an increase in loss and loss adjustment expenses associated with an increase in reserves related to our RMBS exposures,

•                  an increase in net realized investment (losses) of $(19.9) million primarily related to the $(18.5) million write down of several corporate securities due to other than temporary impairment, and

•                  a $23.0 million increase in our provision (benefit) for income tax to $(36.2) million in Third Quarter 2008, compared with $(59.2) million in Third Quarter 2007.  This benefit is mainly related to the unrealized loss on credit derivatives recognized in Third Quarter 2008 and Third Quarter 2007. In addition, Third Quarter 2007 amount included a $6.0 million reduction in our provision for income taxes in due to a reduction in our FIN 48 liability as a result of the completion of an IRS audit of Assured Guaranty Overseas US Holdings Inc. and subsidiaries.

Net income (loss) was $312.7 million for Nine Months 2008, compared with $(43.2) million for Nine Months 2007. The increase of $355.9 million in 2008 compared with 2007 is primarily due to the same reasons mentioned above. The increase in operating expenses during Nine Months 2008 was also due to (1) the amortization of restricted stock and stock option awards, due to new stock awards in 2008 and the related amortization as well as the accelerated vesting of these awards for retirement eligible employees as required by FAS 123R and (2) expansion of our performance retention plan. In addition,  Nine Months 2007 provision for income taxes included a $10.1 million reduction of the Company’s FIN 48 liability, which was reduced subsequent to the adoption of FIN 48, due to final regulations on the treatment of a tax uncertainty regarding the use of consolidated losses.

Gross Written Premiums

	Three Months Ended September 30,		Nine Months Ended September 30,
Gross Written Premiums	2008	2007	2008	2007
	($ in millions)

Financial guaranty direct	$71.4	$43.1	$415.6	$120.9
Financial guaranty reinsurance	41.2	23.8	114.6	68.0
Mortgage guaranty	0.2	1.4	0.7	2.9
Total financial guaranty gross written premiums	112.8	68.4	531.0	191.9

Other	—	0.1	3.5	3.5
Total gross written premiums	$112.8	$68.5	$534.4	$195.4

Gross written premiums for Third Quarter 2008 were $112.8 million compared with $68.5 million for Third Quarter 2007. Gross written premiums from our financial guaranty direct operations increased $28.3 million in Third Quarter 2008 compared with Third Quarter 2007, reflecting growth in our U.S. public finance business.  The Third Quarter 2008 financial guaranty direct segment included upfront gross written premiums of $52.1 million from our U.S. public finance business, an increase of $41.7 million compared with the Third Quarter 2007. Additionally, the Third Quarter 2008 reflects an increase in financial guaranty reinsurance gross written premiums of $17.4 million compared to the same period last year, mainly due to a new portfolio assumed from one of our cedants, which contributed $48.3 million of premium. This was offset by the commutation of business assumed from XL Financial Assurance Ltd. (“XLFA”), a subsidiary of Security Capital Assurance Ltd., which resulted in negative gross written premium of $(20.8) million.

Gross written premiums for Nine Months 2008 were $534.4 million, compared with $195.4 million for Nine Months 2007.  Gross written premiums in our financial guaranty direct operations increased $294.7 million for Nine Months 2008 compared with Nine Months 2007 primarily due to a $343.2 million increase in U.S. generated business, of which $323.9 million was from our upfront U.S. public finance business, as we continue to increase our market share.  Partially offsetting this increase was a reduction of our international business to $14.1 million in Nine Months 2008, compared with $62.8 million for Nine Months 2007. Gross written premiums in our financial guaranty reinsurance segment increased primarily due to the same reasons mentioned above, as well as an increase in facultative cessions from our cedants during the first half of 2008.

Net Earned Premiums

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Earned Premiums	2008	2007	2008	2007
	($ in millions)

Financial guaranty direct	$26.9	$14.1	$65.0	$38.1
Financial guaranty reinsurance	57.4	21.6	114.8	67.2
Mortgage guaranty	1.2	2.9	4.4	8.3
Total financial guaranty net earned premiums	85.5	38.6	184.0	113.6

Other	—	—	—	—
Total net earned premiums	$85.5	$38.6	$184.0	$113.6

Net earned premiums for Third Quarter 2008 were $85.5 million compared with $38.6 million for Third Quarter 2007.  Financial guaranty direct net earned premiums increased $12.8 million in Third Quarter 2008, compared with Third Quarter 2007.  This increase is attributable to the continued growth of our in-force book of business, resulting in increased net earned premiums. Third Quarter 2007 had $1.1 million of earned premiums from public finance refundings in the financial guaranty direct segment compared to none in Third Quarter 2008.  Public finance refunding premiums reflect the unscheduled pre-payment or refundings of underlying municipal bonds.  The increase in financial guaranty reinsurance segment was due to the increase in public finance refundings of $28.2 million to $31.7 million in Third Quarter 2008. This increase is primarily a result of greater refundings of municipal auction rate and variable rate debt as reported by one of our ceding companies. Excluding refundings, our financial guaranty reinsurance segment increased $7.6 million in Third Quarter 2008 compared with Third Quarter 2007 due mainly to the portfolio assumed from Ambac in December 2007, which contributed $7.4 million to net premiums earned in the Third Quarter 2008.  The $1.7 million decrease in net earned premiums in our mortgage guaranty segment in Third Quarter 2008 compared with Third Quarter 2007 reflects the run-off of our quota share treaty business as well as commutations executed in the latter part of 2007.

Net earned premiums for Nine Months 2008 were $184.0 million, compared with $113.6 million for Nine Months 2007.  Financial guaranty direct segment net earned premiums were $65.0 million for Nine Months 2008 an increase of $26.9 million compared with Nine Months 2007.  Nine Months 2007 included public finance refundings of $2.8 million in the financial guaranty direct segment.  Nine Months 2008 had no earned premiums from public finance refundings in the financial guaranty direct segment.  The variances in the financial guaranty direct, financial guaranty reinsurance and mortgage guaranty segments for Nine Months 2008 compared with Nine Months 2007 are primarily due to the same reasons mentioned above.

Net Investment Income

Net investment income was $43.4 million for Third Quarter 2008, compared with $31.8 million for Third Quarter 2007. The $11.6 million increase is attributable to increased invested assets due to positive operating cash flows as well as increased capital from equity offerings in April 2008 and December 2007.

Net investment income was $120.2 million for Nine Months 2008, compared with $94.2 million for Nine Months 2007.  Pre-tax book yields were 4.8% and 5.2% for the nine-month periods ended September 30, 2008 and 2007, respectively. The $26.0 million increase for Nine Months 2008 compared with Nine Months 2007 is primarily due to the same reasons mentioned above.

Net Realized Investment Losses

Net realized investment losses were $(20.0) million and $(0.1) million for Third Quarter 2008 and Third Quarter 2007, respectively, and $(18.0) million and $(1.9) million for Nine Months 2008 and Nine Months 2007, respectively. The Company wrote down $18.5 million of investments related to corporate securities for other than temporary impairment losses for the three and nine months ended September 30, 2008. The Company had no write downs of investments for other than temporary impairment losses for the three and nine months ended September 30, 2007. Net realized investment losses, net of related income taxes, were $(15.9) million and $(0.2) million for Third Quarter 2008 and Third Quarter 2007, respectively, and $(17.1) million and $(1.7) million for Nine Months 2008 and Nine Months 2007, respectively.

Realized Gains and Other Settlements on Credit Derivatives

Realized gains and other settlements on credit	Three Months Ended September 30,		Nine Months Ended September 30,
derivatives	2008	2007	2008	2007
	($ in millions)

Net credit derivative premiums received and receivable:
Direct segment	$28.4	$17.6	$86.4	$50.7
Reinsurance segment	2.1	—	3.4	—
Total net credit derivative premiums received and receivable	30.5	17.6	89.8	50.7
Net credit derivative losses recovered and recoverable	—	—	0.4	1.3
Ceding commissions (paid/payable) received/receivable, net	(0.5)	0.1	(0.8)	0.1
Total realized gains and other settlements on credit derivatives	$30.0	$17.8	$89.4	$52.1

Realized gains and other settlements on credit derivatives, were $30.0 million and $17.8 million for Third Quarter 2008 and Third Quarter 2007, respectively.  Total net credit derivative premiums received and receivable, which represents premium income recognized attributable to CDS contracts,  was $30.5 million and $17.6 million for the Third Quarter 2008 and Third Quarter 2007, respectively.  This increase is attributable to growth in our direct business written in credit derivative form.  There were no net credit derivative losses recovered and recoverable, which represents contractual claim losses paid and payable related to insured credit events under these contracts, for both Third Quarter 2008 and Third Quarter 2007.   We did not have any losses paid or payable under these contracts in either Third Quarter 2008 and Third Quarter 2007.

Realized gains and other settlements on credit derivatives, were $89.4 million and $52.1 million for Nine Months 2008 and Nine Months 2007, respectively.  Total net credit derivative premiums received and receivable, which represents premium income recognized attributable to CDS contracts,  was $89.8 million and $50.7 million for the Nine Months 2008 and Nine Months Quarter 2007, respectively.  This increase is attributable to growth in our direct business written in credit derivative form.  Net credit derivative losses recovered and recoverable, which represents contractual claim losses paid and payable related to insured credit events under these contracts, of $0.4 million and $1.3 million for Nine Months 2008 and Nine Months 2007, respectively, related to recoveries received by us related to claim payments made in prior years.  We did not have any losses paid or payable under these contracts in either Nine Months 2008 or Nine Months 2007.

Unrealized Gains (Losses) on Credit Derivatives

	Three Months Ended September 30,		Nine Months Ended September 30,
Unrealized gains (losses) on credit derivatives	2008	2007	2008	2007
	($ in millions)

Unrealized (losses) gains on credit derivatives, excluding incurred losses on credit derivatives	$(106.2)	$(221.0)	$351.5	$(247.9)
Incurred losses on credit derivatives	(10.1)	(1.8)	(18.9)	(3.0)
Total unrealized (losses) gains on credit derivatives	$(116.2)	$(222.7)	$332.6	$(250.9)

Credit derivatives are recorded at fair value as required by FAS 133, FAS 149 and FAS 155. The fair value adjustment for Third Quarter 2008 and Third Quarter 2007 was a $116.2 million loss and a $222.7 million loss, respectively. The change in fair value for Third Quarter 2008 includes a gain of $1,626.7 million associated with the change in AGC’s credit spread, which widened substantially from 900 basis points at June 30, 2008 to 1,255 basis points at September 30, 2008.  Management believes that the widening of AGC’s credit spread is the result of, among other things, the reduced liquidity in the market and increased demand for credit protection against AGC commensurate with our increased new business production and the correlation between AGC’s risk profile and that experienced currently by the broader financial markets.  Partially offsetting the gain attributable to the increase in AGC’s credit spread were declines in fixed income security market prices attributable to widening spreads in certain markets as a result of the continued deterioration in credit markets and some credit rating downgrades, rather than from delinquencies or defaults on securities guaranteed by the Company.  The higher credit spreads in the fixed income security market are due to the continued lack of liquidity in the high yield collateralized debt obligation and collateralized loan obligation markets as well as continuing market concerns over the most recent vintages of subprime residential mortgage backed securities.  For the three months ended September 30, 2008, approximately 85% of our unrealized loss on credit derivative financial instruments is attributable to the fair value of Alt-A and subprime RMBS transactions, with the balance of the change in fair values principally in the high yield and investment grade corporate collateralized loan obligation and commercial mortgage backed securities markets. Changes in the fair value of our credit derivative contracts do not reflect actual claims or credit losses, and have no impact on the Company’s claims paying resources, rating agency capital or regulatory capital positions. With considerable volatility continuing in the market, the fair value adjustment amount will fluctuate significantly in future periods. The change in fair value for Third Quarter 2007 was due to credit spreads widening, primarily related to the deterioration of the sub-prime mortgage market, and included no credit losses.  Unrealized losses on credit derivative financial instruments, net of related income taxes, were $(84.1) million and $(164.2) million for Third Quarter 2008 and Third Quarter 2007, respectively.

The fair value adjustment for Nine Months 2008 and Nine Months 2007 was a $332.6 million gain and a $250.9 million loss, respectively. The change in fair value for Nine Months 2008 was attributable to the higher credit risk of the Company as indicated by the cost of credit protection on us, which increased from 180 basis points at December 31, 2007 to 1,255 basis points at September 30, 2008.  For the nine months ended September 30, 2008, approximately 15% of our unrealized gain on credit derivative financial instruments is attributable to the fair value of high yield and investment grade corporate collateralized loan obligation transactions, with the balance of the change in fair values principally in the residential and commercial mortgage backed securities markets. Changes in the fair value of our credit derivative contracts do not reflect actual claims or credit losses, and have no impact on our claims paying resources, rating agency capital or regulatory capital positions. With considerable volatility continuing in the market, the fair value adjustment amount will fluctuate significantly in future periods. The change in fair value for Nine Months 2007 was due to credit spreads widening, primarily related to the deterioration of the sub-prime mortgage market, and included no credit losses.  Unrealized gains (losses) on credit derivative financial instruments, net of related income taxes, were $228.1 million and $(184.5) million for Nine Months 2008 and Nine Months 2007, respectively.

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

Management also calculates portfolio and case reserves expenses on our credit derivative contracts in the same manner as we do for our financial guaranty insurance contracts.  Prior to the First Quarter 2008, incurred losses on credit derivatives was apportioned in our financial statements from unrealized gains (losses) on credit derivatives and included in loss and loss adjustment expenses.  As a result of reclassifying our accounting activity related to credit derivative contracts commencing with the First Quarter 2008, we no longer make this apportionment in our financial statements, but believe it is an important metric in evaluating the credit quality of our credit derivative contracts.  The incurred losses on credit derivatives were $10.1 million and $1.8 million for Third Quarter 2008 and Third Quarter 2007, respectively, and $18.9 million and $3.0 million for Nine Months 2008 and Nine Months 2007, respectively.

Other Income

The Third Quarter 2008 and Nine Months 2008 amounts included a fair value gain of $6.9 million and $24.3 million, pre-tax, respectively, related to Assured Guaranty Corp.’s committed capital securities. The Company recorded a fair value gain of $0 in both Third Quarter 2007 and Nine Months 2007, as the fair value of CCS securities was $0 as of September 30, 2007, June 30, 2007 and December 31, 2006.

Loss and Loss Adjustment Expenses (Recoveries)

	Three Months Ended September 30,		Nine Months Ended September 30,
Loss and Loss Adjustment Expenses (Recoveries)	2008	2007	2008	2007
	($ in millions)

Financial guaranty direct	$65.9	$4.7	$130.0	$6.4
Financial guaranty reinsurance	15.5	(3.4)	46.0	(19.2)
Mortgage guaranty	1.0	0.8	1.1	1.0
Total financial guaranty loss and loss adjustment expenses (recoveries)	82.5	2.0	177.1	(11.8)

Other	—	—	(1.5)	—
Total loss and loss adjustment expenses (recoveries)	$82.5	$2.0	$175.8	$(11.8)

Loss and loss adjustment expenses (“LAE”) for Third Quarter 2008 and Third Quarter 2007 were $82.5 million and $2.0 million, respectively.  Loss and loss adjustment expenses for the financial guaranty direct segment increased $61.2 million to $65.9 million in Third Quarter 2008 from $4.7 million in Third Quarter 2007.  Third Quarter 2008 included $57.8 million related to HELOC exposures in the financial guaranty direct segment. The financial guaranty reinsurance segment loss and loss adjustment expenses were $15.5 million in Third Quarter 2008, compared with $(3.4) million in Third Quarter 2007.  Substantially all of the $15.5 million of losses incurred for the Third Quarter 2008 related to our assumed HELOC exposures. During Third Quarter 2007 the financial guaranty direct segment had loss and LAE of $4.7 million, as a result of an increase in portfolio reserves due to portfolio migration and the continued development of loss reserves in the ordinary course as our portfolio grows, as well as management updating its rating agency default statistics used in the portfolio loss reserving process, based on data received during the quarter.  Case loss activity during Third Quarter 2007 was $0.3 million. During Third Quarter 2007 the financial guaranty reinsurance segment had loss and LAE of $(3.4) million, primarily due to a net portfolio reserve release of $3.6 million due to the establishment of a case reserve, based on information reported to us by the ceding company, for an aircraft-related structured finance transaction written prior to the IPO.  Additionally, there was an increase in portfolio reserves of $2.9 million due to the updating of rating agency default statistics mentioned above, offset by reserve releases from run-off and loss recoveries for aircraft-related transactions.

Loss and LAE for Nine Months 2008 and Nine Months 2007 were $175.8 million and $(11.8) million, respectively.  Results for the financial guaranty direct segment for Nine Months 2008 included losses incurred of $23.7 million and $109.7 million related to Closed-End Second and HELOC exposures, respectively, driven by deterioration, including increases in delinquencies. In addition to Third Quarter 2007 activity, results for the financial guaranty direct segment for Nine Months 2007 included a $1.9 million case reserve increase and a $1.0 million portfolio reserve increase, primarily attributable to downgrades of transactions in our CMC list related to the subprime mortgage market.  The financial guaranty reinsurance segment included losses incurred of $42.5 million related primarily to our assumed HELOC and U.S. Subprime RMBS exposures during Nine Months 2008. In addition to the Third Quarter 2007 activity mentioned above, the financial guaranty reinsurance segment had a $(15.8) million loss benefit principally due to the restructuring of a European infrastructure transaction, as well as loss recoveries for aircraft-related transactions, during Nine Months 2007.

Profit Commission Expense

Profit commissions, which are primarily related to our mortgage guaranty segment, allow the ceding company to share favorable experience on a reinsurance contract due to lower than expected losses. Expected or favorable loss development generates profit commission expense, while the inverse occurs on unfavorable loss development. Portfolio reserves are not a component of these profit commission calculations. Profit commissions for Third Quarter 2008 and Nine Months 2008 were $(1.4) million and $0.8 million, respectively, compared with $1.1 million and $3.6 million for the comparable periods in the prior year. The benefit recognized in the Third Quarter 2008 is the result of increases in losses incurred for certain transactions ceded to us and subject to profit commission. Additionally, the decrease in the Nine Month 2008 expense is also related to commutations executed in our mortgage segment.

Acquisition Costs

Acquisition costs primarily consist of ceding commissions, brokerage fees and operating expenses that are related to the acquisition of new business. Acquisition costs that vary with and are directly related to the acquisition of new business are deferred and amortized in relation to earned premium. For Third Quarter 2008 and Third Quarter 2007, acquisition costs incurred were $19.3 million and $10.4 million, respectively, while Nine Months 2008 and Nine Months 2007 acquisition costs incurred were $43.0 million and $32.1 million, respectively. These amounts are consistent with changes in net earned premium from non-derivative transactions.

Operating Expenses

For Third Quarter 2008 and Third Quarter 2007, operating expenses were $21.6 million and $19.9 million, respectively.  Operating expenses for Nine Months 2008 were $69.9 million, compared with $59.4 million for Nine Months 2007.  The $1.7 million increase for Third Quarter 2008 compared with Third Quarter 2007 was mainly due to higher salaries and related employee benefits, due to staffing additions and merit increases.  The $10.5 million increase for Nine Months 2008 compared with Nine Months 2007 was mainly due to the amortization of restricted stock and stock option awards, due to new stock awards and other performance retention programs each year and the related amortization as well as the accelerated vesting of these awards for retirement eligible employees for which the expense was recognized in the first quarter 2008, as well as increases in salaries and employee related benefits due to staffing additions.

Interest Expense

For Third Quarter 2008 and Third Quarter 2007, interest expense was $5.8 million and $5.9 million, respectively. For Nine Months 2008 and Nine Months 2007, interest expense was $17.5 million and $17.7 million, respectively. Interest expense related to the issuance of our 7% Senior Notes (“Senior Notes”) in May 2004 was $3.3 million in both Third Quarter 2008 and Third Quarter 2007 and $10.0 million in both Nine Months 2008 and Nine Months 2007. Interest expense related to the issuance of our 6.40% Series A Enhanced Junior Subordinated Debentures in December 2006 was $2.5 million in both Third Quarter 2008 and Third Quarter 2007 and $7.4 million in both Nine Months 2008 and Nine Months 2007. In addition, Nine Months 2007 included $0.2 million of interest expense on taxes owed.

Other Expenses

For Third Quarter 2008 and Third Quarter 2007, other expenses were $1.5 million and $0.6 million, respectively. For Nine Months 2008 and Nine Months 2007, other expenses were $4.0 million and $1.9 million, respectively. These amounts reflect the put option premiums associated with AGC’s $200.0 million committed capital securities. The increase in Third Quarter 2008 and Nine Months 2008 compared to the respective periods in 2007 was due to the increase in annualized rates from One-Month LIBOR plus 110 basis points to One-Month LIBOR plus 250 basis points as a result of the failed auction process in April 2008.

Income Tax

For Third Quarter 2008 and Third Quarter 2007, income tax benefit was $(36.2) million and $(59.2) million, respectively.  For Nine Months 2008 and Nine Months 2007, income tax expense (benefit) was $109.5 million and $(52.3) million, respectively.  Our effective tax rate was 36.4% and 25.9% for Third Quarter 2008 and Nine Months 2008, respectively, compared with 34.0% and 54.7% for Third Quarter 2007 and Nine Months 2007, respectively. Our effective tax rates reflect the proportion of income recognized by each of our operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 35%, UK subsidiaries taxed at the UK marginal corporate tax rate of 30%, and no taxes for our Bermuda holding company and subsidiaries. Accordingly, our overall corporate effective tax rate fluctuates based on the distribution of taxable income across these jurisdictions.   Third Quarter 2008 and Nine Months 2008 included $(84.1) million and $228.1 million, respectively, of unrealized (losses) gains on credit derivatives, the majority of which is associated with subsidiaries taxed in the U.S., compared with $(164.2) million and $(184.5) million, respectively, of unrealized losses on credit derivatives in Third Quarter 2007 and Nine Months 2007. Additionally, during the Third Quarter 2007, the IRS completed its audit of Assured Guaranty Overseas US Holdings Inc. and subsidiaries for the 2002 through 2004 tax years, resulting in a $6.0 million reduction of our FIN 48 tax liability.  Nine Months 2007 also included a $4.1 million reduction of the Company’s FIN 48 liability, which was reduced subsequent to adoption of FIN 48, due to final regulations on the treatment of a tax uncertainty regarding the use of consolidated losses.

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

The table below summarizes the financial results of our financial guaranty direct segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	($ in millions)

Gross written premiums	$71.4	$43.1	$415.6	$120.9
Net written premiums	70.0	35.1	406.7	109.6
Net earned premiums	26.9	14.1	65.0	38.1
Realized gains and other settlements on credit derivatives:
Net credit derivative premiums received and receivable	28.4	17.6	86.4	50.7
Net credit derivative losses recovered and recoverable	—	—	—	0.1
Ceding commissions (expense) income, net	0.2	0.1	0.3	0.1
Total realized gains and other settlements on credit derivatives	28.6	17.8	86.7	50.9
Loss and loss adjustment expenses	65.9	4.7	130.0	6.4
Incurred losses on credit derivatives	10.1	1.8	18.9	3.0
Total loss and loss adjustment expenses	76.0	6.4	148.9	9.4
Profit commission expense	—	—	—	—
Acquisition costs	4.0	2.5	10.1	7.7
Operating expenses	15.4	15.1	51.9	45.5
Underwriting (loss) gain	$(40.0)	$7.8	$(59.2)	$26.3

Loss and loss adjustment expense ratio	137.5%	20.2%	98.4%	10.5%
Expense ratio	34.8%	55.2%	40.7%	59.9%
Combined ratio	172.3%	75.4%	139.1%	70.4%

	Three Months Ended September 30,		Nine Months Ended September 30,
Gross Written Premiums	2008	2007	2008	2007
	($ in millions)

Public finance	$52.8	$33.6	$367.4	$90.6
Structured finance	18.6	9.5	48.2	30.3
Total	$71.4	$43.1	$415.6	$120.9

For Third Quarter 2008 the financial guaranty direct segment contributed $71.4 million to gross written premiums, an increase of $28.3 million, compared with $43.1 million for Third Quarter 2007. The increase reflects our continued execution of our direct business strategy resulting in increased market share, particularly in the U.S. public finance market.  Third Quarter 2008 included upfront gross written premiums of $52.1 million from our U.S. public finance business, an increase of $41.7 million compared to the Third Quarter 2007.  Gross written premiums for Nine Months 2008 and Nine Months 2007 were $415.9 million and $120.9 million, respectively.  Gross written premiums in our financial guaranty direct operations increased $294.7 million for Nine Months 2008 compared with Nine Months 2007 primarily due to a $343.2 million increase in U.S. generated business, of which $323.9 million was from our upfront public finance business, as we continue to increase our book of business.  Partially offsetting this increase was a reduction of our international infrastructure business to $14.1 million in Nine Months 2008, compared with $62.8 million for Nine Months 2007, as the prior included a few large infrastructure transactions.

Generally, gross and net written premiums from the public finance market are received upfront, while the structured finance market has been received on an installment basis. For Nine Months 2008, 88% of gross written premiums in this segment were upfront premiums and 12% were installment premiums. For Nine Months 2007, 74% of gross written premiums in this segment were upfront premiums and 26% were installment premiums.

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Written Premiums	2008	2007	2008	2007
	($ in millions)

Public finance	$52.4	$26.0	$360.7	$80.8
Structured finance	17.6	9.2	46.0	28.8
Total	$70.0	$35.1	$406.7	$109.6

For Third Quarter 2008 and Nine Months 2008, net written premiums were $70.0 million and $406.7 million, respectively, compared with $35.1 million for Third Quarter 2007 and $109.6 million for Nine Months 2007.  The variances in net written premiums are consistent with the variances in gross written premiums as we typically retain a substantial portion of this business.

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Earned Premiums	2008	2007	2008	2007
	($ in millions)

Public finance	$11.2	$3.8	$22.5	$9.9
Structured finance	15.7	10.2	42.5	28.2
Total	$26.9	$14.1	$65.0	$38.1

Included in public finance direct net earned premiums are refundings of	$—	$1.1	$—	$2.8

Net earned premiums for Third Quarter 2008 were $26.9 million compared with $14.1 million for Third Quarter 2007.  The increase in net earned premiums reflects our increased market penetration, which has resulted in growth of our in-force book of business. Net earned premiums for Nine Months 2008 increased $26.9 million compared with Nine Months 2007 for the same reason.  Included in Third Quarter 2007 and Nine Months 2007 financial guaranty direct net earned premiums are $1.1 million and $2.8 million, respectively, of public finance refundings, which reflect the unscheduled pre-payment or refundings of underlying municipal bonds. These unscheduled refundings are sensitive to market interest rates.  There were no unscheduled refundings during Third Quarter and Nine Months 2008.  We evaluate our net earned premiums both including and excluding these refundings.

Realized gains and other settlements on credit	Three Months Ended September 30,		Nine Months Ended September 30,
derivatives	2008	2007	2008	2007
	($ in millions)

Net credit derivative premiums received and receivable	$28.4	$17.6	$86.4	$50.7
Net credit derivative losses recovered and recoverable or payable	—	—	—	0.1
Ceding commissions received/receivable (paid/payable), net	0.2	0.1	0.3	0.1
Total realized gains and other settlements on credit derivatives	$28.6	$17.8	$86.7	$50.9

Realized gains and other settlements on credit derivatives, were $28.6 million and $17.8 million for Third Quarter 2008 and Third Quarter 2007, respectively, and $86.7 million and $50.9 million for Nine Months 2008 and Nine Months 2007, respectively, and was comprised only of net credit derivative premiums received and receivable, which represents premium income recognized attributable to CDS contracts. This increase is attributable to the increase in our direct business written in credit derivative form, as indicated by a 22% increase in par outstanding since September 30, 2007.  We did not have any losses paid or payable under these contracts in either 2008 or 2007.

Loss and LAE were $65.9 million and $4.7 million, respectively, for Third Quarter 2008 and Third Quarter 2007, while loss and LAE were $130.0 million and $6.4 million for Nine Months 2008 and Nine Months 2007, respectively.  Third Quarter 2008 included loss and LAE of $52.3 million related to the direct Countrywide transactions, as well as loss and LAE of $20.2 million for other HELOC and RMBS exposures.  Third Quarter 2007 included a $3.0 million increase in portfolio reserves due to management updating its rating agency default statistics used in the portfolio loss reserving process, based on data received during the quarter.  Additionally, portfolio reserves increased $3.1 million due to portfolio development.  Case loss activity in the Third Quarter 2007 was $0.3 million.

Nine Months 2008 included an increase in loss and LAE of $29.8 million mainly attributable to two Closed-End Second transactions and loss and LAE of $109.7 million mainly related to our direct HELOC exposures driven by further deterioration, including increases in delinquencies and decreases in credit enhancement. In addition to the Third Quarter 2007 increases discussed above, Nine Months 2007 included a $1.9 million case reserve increase and a $1.0 million portfolio reserve increase, primarily attributable to downgrades of transactions in our CMC list related to the subprime mortgage market.

Acquisition costs incurred for Third Quarter 2008 and Nine Months 2008 were $4.0 million and $10.1 million, respectively. For Third Quarter 2007 and Nine Months 2007 acquisition costs were $2.5 million and $7.7 million, respectively. The changes in acquisition costs incurred over the periods are directly related to changes in net earned premium from non-derivative transactions.

Operating expenses for Third Quarter 2008 and Third Quarter 2007 were $15.4 million and $15.1 million, respectively.  The increase for the quarter is due to higher salaries and related employee benefits, due to staffing additions and merit increases. Operating expenses for Nine Months 2008 were $51.9 million, compared with $45.5 million for Nine Months 2007. The increase in operating expenses for the nine months is mainly due to the amortization of restricted stock and stock option awards, due to new stock awards and other performance retention programs each year and the related amortization as well as the accelerated vesting of these awards for retirement eligible employees, as well as staffing additions.

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

The table below summarizes the financial results of our financial guaranty reinsurance segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	($ in millions)

Gross written premiums	$41.2	$23.8	$114.6	$68.0
Net written premiums	41.2	23.8	114.4	67.8
Net earned premiums	57.4	21.6	114.8	67.2
Realized gains and other settlements on credit derivatives:
Net credit derivative premiums received and receivable	2.1	—	3.4	—
Net credit derivative losses recovered and recoverable	—	—	—	—
Ceding commissions (expense) income, net	(0.7)	—	(1.1)	—
Total realized gains and other settlements on credit derivatives	1.4	—	2.3	—
Loss and loss adjustment expenses (recoveries)	15.5	(3.4)	46.0	(19.2)
Incurred losses on credit derivatives	—	—	—	—
Total loss and loss adjustment expenses (recoveries)	15.5	(3.4)	46.0	(19.2)
Profit commission expense	(1.5)	0.8	0.5	2.2
Acquisition costs	15.1	7.7	32.5	24.0
Operating expenses	5.6	4.5	16.0	12.8
Underwriting gain	$24.0	$12.1	$22.0	$47.4

Loss and loss adjustment expense ratio	26.1%	(15.9)%	38.9%	(28.6)%
Expense ratio	33.5%	60.1%	42.4%	58.1%
Combined ratio	59.6%	44.2%	81.3%	29.5%

	Three Months Ended September 30,		Nine Months Ended September 30,
Gross Written Premiums	2008	2007	2008	2007
	($ in millions)

Public finance	$36.0	$18.6	$86.9	$50.8
Structured finance	5.2	5.2	27.7	17.2
Total	$41.2	$23.8	$114.6	$68.0

Gross written premiums for our financial guaranty reinsurance segment include upfront premiums on transactions underwritten during the period, plus installment premiums on business primarily underwritten in prior periods. Consequently, this amount is affected by changes in the business mix between public finance and structured finance. For Nine Months 2008, 64% of gross written premiums in this segment were upfront premiums and 36% were installment premiums. For Nine Months 2007, 60% of gross written premiums in this segment were upfront premiums and 40% were installment premiums.

Gross written premiums for Third Quarter 2008 were $41.2 million, an increase of $17.4 million, compared with $23.8 million for Third Quarter 2007, while gross written premiums for Nine Months 2008 were $114.6 million, an increase of $46.6 million, compared with $68.0 million for Nine Months 2007. The increase in the Third Quarter 2008 is mainly a result of a new portfolio assumed from one of our cedants which contributed $48.3 million of written premium, offset by negative written premium of $20.8 million due to the commutation of

XLFA business.  The increase for Nine Months 2008 is also attributable to increased premiums from facultative cessions, including $14.8 million of premium as a result of a portfolio assumption executed during Second Quarter 2008.

The following table summarizes the Company’s gross written premiums by type of contract:

	Three Months Ended September 30,		Nine Months Ended September 30,
Gross Written Premiums	2008	2007	2008	2007
	($ in millions)

Treaty	$0.4	$15.8	$30.1	$46.9
Facultative	40.8	8.0	84.5	21.1
Total	$41.2	$23.8	$114.6	$68.0

The following table summarizes the Company’s gross written premiums by significant client:

	Three Months Ended September 30,		Nine Months Ended September 30,
Gross Written Premiums by Client(1)	2008	2007	2008	2007
	($ in millions)

Financial Security Assurance Inc	$50.9	$14.8	$89.8	$37.8
Ambac Assurance Corporation(2)	7.9	2.6	20.0	9.4
Financial Guaranty Insurance Company	1.9	2.5	19.8	7.3
MBIA Insurance Corporation	1.5	2.0	5.0	6.0
XL Capital Assurance Ltd.(3)	(21.0)	1.8	(20.2)	7.4

(1)          Excludes credit derivative gross written premiums.

(2)          In December 2007, the Company’s reinsurance subsidiary, AG Re, reinsured a diversified portfolio of financial guaranty contracts totaling approximately $29 billion of net par outstanding from Ambac.

(3)          Effective July 25, 2008, AG Re commuted its $2.1 billion portfolio of business assumed from XLFA, for a payment of $18.0 million, which included returning $14.6 million of unearned premium, net of ceding commissions, and loss reserves of $5.2 million, resulting in a net gain to the Company of $1.8 million

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Written Premiums	2008	2007	2008	2007
	($ in millions)

Public finance	$36.0	$18.6	$86.7	$50.6
Structured finance	5.2	5.2	27.7	17.2
Total	$41.2	$23.8	$114.4	$67.8

For Third Quarter 2008 and Nine Months 2008, net written premiums were $41.2 million and $114.4 million, respectively, compared with $23.8 million and $67.8 million, respectively, for the same periods last year.  The changes in all periods are consistent with the changes in gross written premiums because, to date, we have not retroceded a significant amount of premium to external reinsurers.

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Earned Premiums	2008	2007	2008	2007
	($ in millions)

Public finance	$47.6	$15.4	$83.7	$48.3
Structured finance	9.8	6.2	31.1	18.9
Total	$57.4	$21.6	$114.8	$67.2

Included in public finance reinsurance net earned premiums are refundings of	$31.7	$3.5	$36.2	$13.1

Net earned premiums for Third Quarter 2008 and Nine Months 2008 were $57.4 million and $114.8 million, respectively, compared with $21.6 million and $67.2 million for Third Quarter 2007 and Nine Months 2007, respectively. Public finance net earned premiums also include refundings, which reflect the unscheduled pre-payment or refundings of underlying municipal bonds. These unscheduled refundings, which were $31.7 million and $36.2 million for Third Quarter 2008 and Nine Months 2008, respectively, compared with $3.5 million and $13.1 million, respectively, for the same periods last year, are sensitive to market interest rates.  This increase is primarily a result of greater refundings of municipal auction rate and variable rate debt as reported by one of our ceding companies. Excluding refundings, net earned premiums increased $7.6 million and $24.5 million in the three and nine months ended September 30, 2008 compared with 2007, due primarily to the portfolio assumed from Ambac in December 2007, which contributed $7.4 million and $22.7 million to net earned premiums in Third Quarter 2008 and Nine Months 2008, respectively.

Realized gains and other settlements on credit	Three Months Ended September 30,		Nine Months Ended September 30,
derivatives	2008	2007	2008	2007
	($ in millions)

Net credit derivative premiums received and receivable	$2.1	$—	$3.4	$—
Net credit derivative losses recovered and recoverable or payable	—	—	—	—
Ceding commissions (paid/payable) received/receivable, net	(0.7)	—	(1.1)	—
Total realized gains and other settlements on credit derivatives	$1.4	$—	$2.3	$—

Realized gains and other settlements on credit derivatives, were $1.4 million and $0 million for Third Quarter 2008 and Third Quarter 2007, respectively, and $2.3 million and $0 million for Nine Months 2008 and Nine Months 2007, respectively. Net credit derivative premiums received and receivable, which represents premium income recognized attributable to CDS contracts, and related ceding commission expense, increased based on amounts reported to us by our cedants.  We did not have any losses paid or payable under these contracts in either the three and nine months ended September 30, 2008 and 2007.

Loss and LAE were $15.5 million and $(3.4) million for Third Quarter 2008 and Third Quarter 2007, respectively.  Third Quarter 2008 loss and LAE was mainly related to our assumed HELOC exposures. During Third Quarter 2007 we had a net portfolio reserve release of $3.6 million related to the establishment of a case reserve, based on information reported to us by the ceding company, for an aircraft-related structured finance transaction written prior to the IPO.  Additionally, there was an increase in portfolio reserves of $2.9 million due to the updating of rating agency default statistics, based on data received during the quarter, offset by reserve releases due to run-off and loss recoveries for aircraft-related transactions.

Loss and LAE were $46.0 million and $(19.2) million for Nine Months 2008 and Nine Months 2007, respectively.  Nine Months 2008 included $42.5 million of loss and LAE related to our assumed U.S. Subprime RMBS and HELOC exposures. In addition to Third Quarter 2007 activity discussed above,  the financial guaranty reinsurance segment had $(15.8) million of incurred losses principally due to the restructuring of a European infrastructure transaction, as well as loss recoveries for aircraft-related transactions during Nine Months 2007.

Profit commission expense was $(1.5) million in Third Quarter 2008 compared to $0.8 million in Third Quarter 2007, and $0.5 million in Nine Months 2008 compared to $2.2 million in Nine Months 2007.  The decrease in Third Quarter 2008 and Nine Months 2008 is primarily related to amounts reported by our ceding companies, which reflects increases in reported loss and LAE for transactions subject to profit commission. Nine Months 2007 included a $0.5 million release of profit commission reserves based on updated information received from cedants.

For Third Quarter 2008 and Third Quarter 2007, acquisition costs incurred were $15.1 million and $7.7 million, respectively, while acquisition costs incurred were $32.5 million for Nine Months 2008 compared with $24.0 million for Nine Months 2007. The changes in acquisition costs incurred over the periods are directly related to changes in net earned premiums from non-derivative transactions and also reflect a decrease in negotiated ceding commission rates for transactions executed in recent years.

Operating expenses for Third Quarter 2008 and Third Quarter 2007 were $5.6 million and $4.5 million, respectively.  The increase for the quarter is due to higher salaries and related employee benefits, due to staffing additions and merit increases. Operating expenses for Nine Months 2008 were $16.0 million, compared with $12.8 million for Nine Months 2007. The increase in operating expenses for the nine month period is mainly due to the increase in first quarter 2008 amortization of restricted stock and stock option awards, primarily due to the amortization of restricted stock and stock option awards, due to new stock awards and other performance retention programs each year and the related amortization as well as the accelerated vesting of these awards for retirement eligible employees, as well as staffing additions.

Mortgage Guaranty Segment

Mortgage guaranty insurance provides protection to mortgage lending institutions against the default of borrowers on mortgage loans that, at the time of the advance, had a loan-to-value ratio in excess of a specified ratio. We primarily function as a reinsurer in this industry and assume all or a portion of the risks undertaken by primary mortgage insurers.

The table below summarizes the financial results of our mortgage guaranty segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	($ in millions)

Gross written premiums	$0.2	$1.4	$0.7	$2.9
Net written premiums	0.2	1.4	0.7	2.9
Net earned premiums	1.2	2.9	4.4	8.3
Loss and loss adjustment expenses	1.0	0.8	1.1	1.0
Profit commission expense	0.1	0.4	0.3	1.5
Acquisition costs	0.1	0.2	0.3	0.4
Operating expenses	0.5	0.3	1.9	1.0
Underwriting (loss) gain	$(0.5)	$1.3	$0.8	$4.4

Loss and loss adjustment expense ratio	81.0%	26.5%	25.0%	11.7%
Expense ratio	59.3%	27.5%	57.5%	34.5%
Combined ratio	140.3%	54.0%	82.5%	46.2%

Gross written premiums for Third Quarter 2008 and Nine Months 2008 were $0.2 million and $0.7 million, respectively, compared with $1.4 million and $2.9 million for the comparable periods in 2007.  The decrease in gross written premiums for both periods is primarily related to the run-off of our quota share treaty business as well as commutations executed in the latter part of 2007.

Net written premiums for Third Quarter 2008 and Nine Months 2008 were $0.2 million and $0.7 million, respectively, compared with $1.4 million and $1.9 million for the comparable periods in 2007. This is consistent with gross written premiums, as we do not cede a significant amount of our mortgage guaranty business.

For Third Quarter 2008 and Third Quarter 2007, net earned premiums were $1.2 million and $2.9 million, respectively.  For Nine Months 2008 net earned premiums were $4.4 million compared with $8.3 million for Nine Months 2007.  The decrease in net earned premiums for both periods reflects the run-off of our quota share treaty business as well as commutations executed in the latter part of 2007.

Loss and LAE were $1.0 million and $0.8 million for Third Quarter 2008 and Third Quarter 2007, respectively.  Loss and LAE for Nine Months 2008 and Nine Months 2007 were $1.1 million and $1.0 million, respectively.  Third Quarter 2008 included $1.0 million of LAE related to one transaction in arbitration (refer to Commitments and Contingencies for further discussion). During Third Quarter 2007 portfolio reserves increased by $0.9 million, primarily due to the annual updating of rating agency default statistics as part of the portfolio reserve process.

Profit commission expense for Third Quarter 2008 and Third Quarter 2007 was $0.1 million and $0.4 million, respectively. For Nine Months 2008 profit commission expense decreased to $0.3 million, compared with $1.5 million for Nine Months 2007.  The decrease in profit commission expense for 2008 compared with 2007 is primarily due to the run-off of mortgage guaranty experience rated quota share treaties, which have a large profit commission component.

Acquisition costs incurred for Third Quarter 2008 and Third Quarter 2007 were $0.1 million and $0.2 million, respectively.  Acquisition costs for Nine Months 2008 and Nine Months 2007 were $0.3 million and $0.4 million, respectively

Operating expenses for Third Quarter 2008 and Third Quarter 2007 were $0.5 million and $0.3 million, respectively,  while for Nine Months 2008 they were $1.9 million compared with $1.0 million for Nine Months 2007.  The increase for the quarter is due to higher salaries and related employee benefits, due to staffing additions and merit increases. The increase in operating expenses for the nine month period is mainly due to the increase in amortization of restricted stock and stock option awards, due to new stock awards and other performance retention programs each year and the related amortization as well as the accelerated vesting of these awards for retirement eligible employees, as well as staffing additions.

Other Segment

The other segment represents lines of business that we exited or sold as part of our 2004 IPO.

The other segment had no earned premiums during 2008 or 2007.  During Nine Months 2008 and Nine Months 2007, due to loss recoveries the other segment generated $1.9 million and $1.3 million of underwriting gain, respectively.  There were no loss recoveries in Third Quarter 2008 and Third Quarter 2007.

Liquidity and Capital Resources

Our liquidity, both on a short-term basis (for the next twelve months) and a long-term basis (beyond the next twelve months), is largely dependent upon: (1) the ability of our operating subsidiaries to pay dividends or make other payments to us, (2) external financings and (3) net investment income from our invested assets. Our liquidity requirements include the payment of our operating expenses, interest on our debt, and dividends on our common shares. We may also require liquidity to make periodic capital investments in our operating subsidiaries. In the ordinary course of our business, we evaluate our liquidity needs and capital resources in light of holding company expenses, debt-related expenses and our dividend policy, as well as rating agency considerations. Based on the amount of dividends we expect to receive from our subsidiaries and the income we expect to receive from our invested assets, management believes that we will have sufficient liquidity to satisfy our needs over the next twelve months, including the ability to pay dividends on our common shares. Total cash paid in Nine Months 2008 and

Nine Months 2007 for dividends to shareholders was $11.9 million, or $0.135 per common share, and $8.3 million, or $0.12 per common share, respectively. Beyond the next twelve months, the ability of our operating subsidiaries to declare and pay dividends may be influenced by a variety of factors including market conditions, insurance and rating agencies regulations and general economic conditions. Consequently, although management believes that we will continue to have sufficient liquidity to meet our debt service and other obligations over the long term, it remains possible that we may be required to seek external debt or equity financing in order to meet our operating expenses, debt service obligations or pay dividends on our common shares. These external sources of financing may or may not be available to us, and if available, the costs of such financing may be higher than our current levels.

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

Net cash flows provided by operating activities were $369.9 million and $187.4 million during Nine Months 2008 and Nine Months 2007, respectively. The increase in Nine Months 2008 cash flows provided by operating activities compared with Nine Months 2007 was due to the large proportion of upfront premiums received in our financial guaranty direct segment due to growth in our U.S. public finance business.

Net cash flows used in investing activities were $603.0 million and $152.9 million during Nine Months 2008 and Nine Months 2007, respectively. These investing activities consist of net purchases and sales of fixed maturity securities and short-term investments. The increase in 2008 was due to purchases of fixed maturity securities with the cash generated from positive cash flows from operating activities and capital received from the equity offerings in April 2008 and December 2007.

Net cash flows provided by (used in) financing activities were $233.4  million and $(14.8) million during Nine Months 2008 and Nine Months 2007, respectively.  On April 8, 2008, investment funds managed by WL Ross & Co. LLC (“WL Ross”) purchased 10,651,896 shares of the Company’s common equity at a price of $23.47 per share, resulting in proceeds to the Company of $250.0 million. The Company contributed $150.0 million of these proceeds to its subsidiary, AG Re. In addition, the Company contributed $100.0 million of these proceeds to its subsidiary, Assured Guaranty US Holdings Inc., which in turn contributed the same amount to its subsidiary, AGC. The commitment to purchase these shares was previously announced on February 29, 2008. WL Ross has a remaining commitment through April 8, 2009 to purchase up to $750.0 million of the Company’s common equity, at the Company’s option, subject to the terms and conditions of the investment agreement with the Company dated February 28, 2008. In accordance with the investment agreement, the Company may exercise this option in one or more drawdowns, subject to a minimum drawdown of $50 million, provided that the purchase price per common share for the subsequent shares is not greater than 17.5% above, or less than 17.5% below, the price per common share for the initial shares. The purchase price per common share for such shares will be equal to 97% of the volume weighted average price of a common share on the NYSE for the 15 NYSE trading days prior to the applicable drawdown notice. As of September 30, 2008, and as of the date of this filing, the purchase price per common share is outside of this range and therefore the Company may not, at this time, exercise its option for WL Ross to purchase additional shares. Additionally, in accordance with the investment agreement, at this time the ratings of AGC and

AG Re are not “stable” and therefore the Company may not exercise its option for WL Ross to purchase additional shares.

During Nine Months 2008 we paid $11.9 million in dividends, $3.6 million, net, under our option and incentive plans and $1.0 million for offering costs incurred in connection with the December 2007 equity offering and issuance of common shares to WL Ross. During Nine Months 2007 we paid $8.3  million in dividends, $2.5 million, net, under our option and incentive plans and $0.4 million in debt issue costs related to $150.0 million of Series A Enhanced Junior Subordinated Debentures issued in December 2006. In addition, during nine Months 2007 we paid $3.7 million to repurchase 0.2 million shares of our Common Stock under our 1.0 million common shares repurchased program which was approved by the Company’s Board of Directors on May 4, 2006.

In June 2008, the Company’s subsidiary, Assured Guaranty Corp., entered into a new five-year lease agreement for New York office space. Future minimum annual payments of $5.3 million for the first twelve month period and $5.7 million for subsequent twelve month periods will commence October 1, 2008 and are subject to escalation in building operating costs and real estate taxes.

As of September 30, 2008 our future cash payments associated with other contractual obligations have not materially changed since December 31, 2007.

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

The 2006 credit facility’s financial covenants require that Assured Guaranty Ltd. (a) maintain a minimum net worth of seventy-five percent (75%) of the Consolidated Net Worth of Assured Guaranty Ltd. as of the most recent fiscal quarter of Assured Guaranty Ltd. prior to November 6, 2006 and (b) maintain a maximum debt-to-capital ratio of 30%. In addition, the 2006 credit facility requires that AGC maintain qualified statutory capital of at least 75% of its statutory capital as of the fiscal quarter prior to November 6, 2006. Furthermore, the 2006 credit facility contains restrictions on Assured Guaranty Ltd. and its subsidiaries, including, among other things, in respect of their ability to incur debt, permit liens, become liable in respect of guaranties, make loans or investments, pay dividends or make distributions, dissolve or become party to a merger, consolidation or acquisition, dispose of assets or enter into affiliate transactions. Most of these restrictions are subject to certain minimum thresholds and exceptions. The 2006 credit facility has customary events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, bankruptcy or insolvency proceedings, change of control and cross default to other debt agreements. A default by one borrower will give rise to a right of the lenders to terminate the facility and accelerate all amounts then outstanding. As of September 30, 2008 and December 31, 2007, Assured Guaranty was in compliance with all of those financial covenants.

As of September 30, 2008 and December 31, 2007, no amounts were outstanding under this facility nor have there been any borrowings under this facility.

The 2006 credit facility replaced a $300.0 million three-year credit facility. Letters of credit for a total aggregate stated amount of approximately $2.9 million remained outstanding as of September 30, 2008. No letters of credit were outstanding as of December 31, 2007.

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

AG Re’s obligations to make payments of principal and interest on loans under the AG Re Credit Facility, whether at maturity, upon acceleration or otherwise, are limited recourse obligations of AG Re and are payable solely from the collateral securing the AG Re Credit Facility, including recoveries with respect to certain insured obligations in a designated portfolio, premiums with respect to defaulted insured obligations in that portfolio, certain designated reserves and other designated collateral.

As of September 30, 2008 and December 31, 2007, no amounts were outstanding under this facility nor have there been any borrowings under the life of this facility.

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

As of September 30, 2008 and December 31, 2007, the put option had not been exercised.

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

Investment Portfolio

Our investment portfolio consisted of $3,160.6 million of fixed maturity securities, $370.1 million of short-term investments and a duration of 4.7 years as of September 30, 2008, compared with $2,587.0 million of fixed maturity securities, $552.9 million of short-term investments and a duration of 3.9 years as of December 31, 2007. Our fixed maturity securities are designated as available-for-sale in accordance with FAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”). Fixed maturity securities are reported at their fair value in accordance with FAS 115, and the change in fair value is reported as part of accumulated other comprehensive income. If we believe the decline in fair value is “other than temporary,” we write down the carrying value of the investment and record a realized loss in our statement of operations.

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

The following table summarizes the ratings distributions of our investment portfolio as of September 30, 2008 and December 31, 2007. Ratings are represented by the lower of the Moody’s Investors Service and Standard & Poor’s Inc., a division of The McGraw-Hill Companies, Inc., classifications.

	As of September 30, 2008	As of December 31, 2007

AAA or equivalent	64.7%	79.9%
AA	23.7%	15.6%
A	11.5%	4.5%
BBB(1)	—	—
Below investment grade(2)	—	—
Total(3)	100.0%	100.0%

(1)     Represents $1.5 million, or less than 0.1%, of the investment portfolio at September 30, 2008.

(2)     Represents $1.3 million, or less than 0.1%, of the investment portfolio at September 30, 2008.

(3)     Total may not add due to rounding.

As of September 30, 2008 and December 31, 2007, our investment portfolio contained three securities that were not rated or rated below investment grade. The change in the rating distributions reflected above is mainly the result of downgrades of certain financial guaranty insurance companies during the Second Quarter 2008. As of September 30, 2008 and December 31, 2007, the weighted average credit quality of our entire investment portfolio was AA+ and AAA, respectively.

As of September 30, 2008, $636.3 million of the Company’s $3,160.6 million of fixed maturity securities were guaranteed by third parties.  The following table presents the credit rating of these $636.3 million of securities without the third-party guaranty:

Rating	Amount (in millions)

AAA	$—
AA	367.1
A	246.1
BBB	8.5
Not Available	14.6
Total	$636.3

As of September 30, 2008, the distribution by third-party guarantor of the $636.3 million is presented in the following table:

Guarantor	Amount (in millions)

Ambac	$186.3
MBIA	166.0
FSA	145.9
FGIC	138.1
Total	$636.3

As of September 30, 2008 and to date, the Company has had no investments in or asset positions with any of these guarantors.

Short-term investments include securities with maturity dates equal to or less than one year from the original issue date. Our short-term investments are composed of money market funds, discounted notes and certain time deposits for foreign cash portfolios. Short-term investments are reported at fair value.

Under agreements with our cedants and in accordance with statutory requirements, we maintain fixed maturity securities in trust accounts for the benefit of reinsured companies and for the protection of policyholders, generally in states where we or our subsidiaries, as applicable, are not licensed or accredited. The carrying value of such restricted balances as of September 30, 2008 and December 31, 2007 was $1,019.0 million and $936.0 million, respectively.

Credit Risk

The recent credit crisis and related turmoil in the global financial system has had and may continue to have an impact on our business.  On September 15, 2008, Lehman Brothers Holdings Inc. filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York.  As of September 30, 2008, we had CDS contracts outstanding with Lehman Brothers International (Europe), a subsidiary of Lehman Brothers Holdings Inc., with future installment payments totaling $93.6 million ($80.8 million present value). We have not received payment since September 15, 2008, and are currently reviewing our rights under the CDS contracts.

As of September 30, 2008, the present value of future installments (“PVI”) of our CDS contracts with counterparties in the financial services industry is approximately $538.5 million. The three largest counterparties are:

Counterparty	PVI Amount (in millions)

Deutsche Bank AG	$152.9
Lehman Brothers International	80.6
Barclays Capital	33.6
Others (1)	271.4
Total	$538.5

(1)           Each counterparty within the “Other” category represents less than 5% of the total.

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

In May 2008, the FASB issued FAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An Interpretation of FASB Statement No. 60” (“FAS 163”). FAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  FAS 163 also clarifies the methodology to be used for financial guaranty premium revenue recognition and claim liability measurement, as well as requiring expanded disclosures about the insurance enterprise’s risk management activities. The provisions of FAS 163 related to premium revenue recognition and claim liability measurement are effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.  Earlier application of these provisions is not permitted.  The expanded risk management activity disclosure provisions of FAS 163 are effective for the third quarter of 2008 and are included in Note 6 of the accompanying financial statements.  FAS 163 will be applied to all existing and future financial guaranty insurance contracts written by the Company.  The cumulative effect of initially applying FAS 163 will be recorded as an adjustment to retained earnings as of January 1, 2009.  The adoption of FAS 163 is expected to have a material effect on the Company’s financial statements.  The Company is in the process of estimating the impact of its adoption of FAS 163.  The Company will continue to follow its existing accounting policies in regards to premium revenue recognition and claim liability measurement until it adopts FAS 163 on January 1, 2009.

In June 2008, the FASB issued FSP EITF 03-6-1, “Participating Securities and the Two-Class Method under FASB Statement No. 128” (“FSP”). The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share (“EPS”) under the two-class method described in FAS No. 128, “Earnings per Share.” The FSP requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. The FSP is effective for fiscal years beginning after December 15, 2008; earlier application is not permitted. This FSP also requires that all prior period EPS data be adjusted retrospectively. The Company does not expect adoption of the FSP to have a material effect on its results of operations or earnings per share.

On October 10, 2008, the FASB issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”).  FSP 157-3 clarified the application of FAS 157, “Fair Value Measurements”, in a market that is not active.  FSP 157-3 was effective when issued.  It did not have an impact on the Company’s current results of operations or financial position.

The FASB adopted FSP FAS 133-1, “Disclosures About Credit Derivatives and Certain Guarantees” and FAS 161, “Disclosures about Derivative Instruments and Hedging Activities” to address concerns that current derivative disclosure requirements did not adequately address the potential adverse effects that these instruments can have on the financial performance and operations of an entity. Companies will be required to provide enhanced disclosures about their derivative activities to enable users to better understand: (1) how and why a company uses derivatives, (2) how it accounts for derivatives and related hedged items, and (3) how derivatives affect its financial statements. These should include the terms of the derivatives, collateral posting requirements and triggers, and other significant provisions that could be detrimental to earnings or liquidity.  Disclosures specific to credit derivatives must be included in the December 31, 2008 financial statements.  Certain other derivative and hedging disclosures must be included in the Company's March 31, 2009 Form 10-Q.  Management believes that the Company’s current derivatives disclosures are in compliance with the items required by FSP 133-1 and FAS 161.

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

Financial instruments that may be adversely affected by changes in credit spreads consist primarily of Assured Guaranty’s outstanding credit derivative contracts. We enter into credit derivative contracts which require us to make payments upon the occurrence of certain defined credit events relating to an underlying obligation (generally a fixed income obligation). The Company’s credit derivative exposures are substantially similar to its financial guaranty insurance contracts and provide for credit protection against payment default, and are generally not subject to collateral calls due to changes in market value. In general, the Company structures credit derivative transactions such that the method for making loss payments is similar to that for financial guaranty policies and only occurs as losses are realized on the underlying reference obligation. Nonetheless, credit derivative transactions are governed by International Swaps and Derivatives Association, Inc. (“ISDA”) documentation and may operate differently from financial guaranty policies. For example, our control rights with respect to a reference obligation under a credit derivative may be more limited than when we issue a financial guaranty policy. In addition, while our exposure under credit derivatives, like our exposure under financial guaranty policies, have been generally for as long as the reference obligation remains outstanding, unlike financial guaranty policies, a credit derivative may be terminated for a breach of the ISDA documentation or other specific events. In some older credit derivative transactions, one such specified event is the failure of AGC to maintain specified financial strength ratings ranging from AA- to BBB-. If a credit derivative is terminated we could be required to make a mark-to-market payment as determined under the ISDA documentation. For example, if AGC’s rating were downgraded to A, under market conditions at September 30, 2008, if the counterparties exercised their right to terminate their credit derivatives, AGC would have been required to make payments that, under the Company’s mark-to-market methodology, was estimated to be approximately $42 million. Further, if AGC’s rating was downgraded to levels between “BBB+” and “BB+” it would have been required to make additional payments that, under the Company’s mark-to-market methodology, was estimated to be approximately $207 million at September 30, 2008.  As of September 30, 2008 we had pre-IPO transactions with approximately $1.3 billion of par subject to collateral posting due to changes in market value. In October and November 2008, the Company posted collateral totaling approximately $68.5 million based on the unrealized mark-to-market loss position for transactions with two of its counterparties. Under current market conditions we do not anticipate a material increase in the amount posted. Currently no collateral posting is required or anticipated for any other transactions.

Unrealized gains and losses on credit derivative financial instruments are a function of changes in the estimated fair value of our credit derivative contracts. If credit spreads of the underlying obligations change, the fair value of the related credit derivative changes. Market liquidity could also impact valuations of the underlying obligations. As such, Assured Guaranty experiences mark-to-market gains or losses. We consider the impact of our own credit risk, in collaboration with credit spreads on risk that we assume through CDS contracts, in determining the fair value of our credit derivatives.    We determine our own credit risk based on quoted CDS prices traded on the

Company at each balance sheet date.  The quoted price of CDS contracts traded on the Company at September 30, 2008 and December 31, 2007 was 1,255 basis points and 180 basis points, respectively.  The price of CDS traded on the Company generally moves directionally the same as general market spreads.  A widening of the CDS prices traded on the Company has an effect of offsetting unrealized losses that result from widening general market credit spreads.  Thus, as the Company’s credit spreads widen, the value of our CDS decreases.  Conversely, as our own credit spread narrows, the value of our unrealized losses widens. However, an overall narrowing of spreads generally results in an unrealized gain on credit derivatives for us and a widening of spreads generally results in an unrealized loss for us.

The impact of changes in credit spreads will vary based upon the volume, tenor, interest rates, and other market conditions at the time these fair values are determined. In addition, since each transaction has unique collateral and structure terms, the underlying change in fair value of each transaction may vary considerably. The fair value of credit derivatives also reflects the change in our own credit cost based on the price to purchase credit protection on AGC.  During Third Quarter 2008 and Nine Months 2008, we incurred net pre-tax mark-to-market losses on credit derivative contracts of $(116.2) million and gains of $332.6 million, respectively.  The Second Quarter 2008 loss includes a gain of $1,626.7 million associated with the change in AGC’s credit spread, which widened substantially from 900 basis points at June 30, 2008 to 1,255 basis points at September 30, 2008. The widening of AGC’s credit spread is primarily the result of reduced liquidity in the market and increased demand for credit protection against AGC commensurate with our increased new business production.   Partially offsetting the gain attributable to the increase in AGC’s credit spread were declines in fixed income security market prices attributable to widening spreads, rather than from credit rating downgrades, delinquencies or defaults on securities guaranteed by us.  The higher credit spreads in the fixed income security market are due to the recent lack of liquidity in the high yield collateralized debt obligation and collateralized loan obligation markets as well as continuing market concerns over the most recent vintages of subprime residential mortgage backed securities.

The total notional amount of credit derivative exposure outstanding as of September 30, 2008 and December 31, 2007 and included in our financial guaranty exposure was $77.6 billion and $71.6 billion, respectively.

We generally hold these credit derivative contracts to maturity. The unrealized gains and losses on credit derivative financial instruments will reduce to zero as the exposure approaches its maturity date, unless there is a payment default on the exposure.

The following table summarizes the estimated change in fair values on the net balance of Assured Guaranty’s net credit derivative positions assuming immediate parallel shifts in credit spreads at September 30, 2008:

(Dollars in millions)

Credit Spreads	Estimated Net Fair Value (Pre-Tax)	Estimated Pre-Tax Change in Gain / (Loss)
September 30, 2008:
100% widening in spreads	$(974.8)	$(705.4)
50% widening in spreads	(625.5)	(356.1)
25% widening in spreads	(449.0)	(179.6)
10% widening in spreads	(340.6)	(71.2)
Base Scenario	(269.4)	—
10% narrowing in spreads	(213.2)	56.2
25% narrowing in spreads	(133.1)	136.3
50% narrowing in spreads	(4.8)	264.6

Item 4.	Controls and Procedures

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

There has been no change in the Company’s internal controls over financial reporting during the Company’s quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Effective January 1, 2004, Assured Guaranty Mortgage Insurance Company (“AGMIC”) reinsured a private mortgage insurer (the “Reinsured”) under a Mortgage Insurance Stop Loss Excess of Loss Reinsurance Agreement (the “Agreement”).  Under the Agreement, AGMIC agreed to cover the Reinsured’s aggregate mortgage guaranty insurance losses in excess of a $25 million retention and subject to a $95 million limit.  Coverage under the Agreement was triggered only when the Reinsured’s: (1) combined loss ratio exceeded 100%; and (2) risk to capital ratio exceeded 25 to 1, according to insurance statutory accounting.  In April 2008, AGMIC notified the Reinsured it was terminating the Agreement because of its breach of the terms of the Agreement.  The Reinsured has notified AGMIC that it considers the Agreement to remain in effect and that the two coverage triggers under the Agreement apply as of April 1, 2008.  By letter dated May 5, 2008, the Reinsured demanded arbitration against AGMIC seeking a declaration that the Agreement remains in effect and alleged compensatory and other damages. The arbitration hearing is scheduled to begin before a three person panel in December 2008. AGMIC plans to vigorously defend its position that the termination of the Agreement was of immediate effect and that it has no liability under the Agreement.

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

The discussion below elaborates upon and updates “Risks Related to our Company--A downgrade of the financial strength or financial enhancement ratings of any of our insurance subsidiaries could adversely affect our business and prospects, and, consequently, our results of operations and financial condition.,” set forth in our Annual Report on Form 10-K for the year ended December 31, 2007.

On July 21, 2008, Moody’s Investors Service placed under review for possible downgrade the Aaa insurance financial strength ratings of Assured Guaranty Corp. and its wholly owned subsidiary, Assured Guaranty (UK) Ltd., as well as the Aa2 insurance financial strength ratings of Assured Guaranty Re Ltd. (“AG Re”) and its affiliated insurance operating companies. Moody’s has also placed under review for possible downgrade the Aa3 senior unsecured rating of parent company, Assured Guaranty US Holdings Inc. and the Aa3 issuer rating of the ultimate holding company, Assured Guaranty Ltd. The timing and outcome of the Moody’s review are uncertain.

We believe that our new business production has been adversely impacted since Moody’s placed us under review.  Furthermore, if the ratings of any of our insurance subsidiaries were reduced below current levels, we expect it would have an adverse effect on the our subsidiary’s competitive position and its prospects for future business opportunities. A downgrade may also reduce the value of the reinsurance we offer, which may no longer be of sufficient economic value for our customers to continue to cede to our subsidiaries at economically viable rates.

With respect to a significant portion of our in-force financial guaranty reinsurance business, in the event that AG Re were downgraded from Aa2 to A1, subject to the terms of each reinsurance agreement, the ceding company may have the right to recapture business ceded to AG Re and assets representing substantially all of the statutory unearned premium and loss reserves (if any) associated with that business.  As of September 30, 2008, the statutory unearned premium, which represents deferred revenue to the Company, subject to recapture is approximately $215 million. If this entire amount were recaptured, it would result in a corresponding one-time reduction to net income of approximately $10 million. With respect to one of AG Re’s ceding companies the right to recapture business can only be exercised if AG Re were downgraded to the A category by more than one rating agency, or below A2/A by any one rating agency.  As of September 30, 2008, the statutory unearned premium subject to recapture by this ceding company is approximately $400 million. If this entire amount were recaptured, it would result in a corresponding one-time reduction to net income of approximately $50 million. Alternatively, the ceding company can increase the commissions it charges AG Re for cessions. Any such increase may be retroactive to the date of the cession.  As of September 30, 2008, the potential increase in ceding commissions would result in a one-time reduction to net income of approximately $44 million. The effect on net income under these scenarios is exclusive of any capital gains or losses that may be realized.

In the event AGC were downgraded from AAA to Aa2, with respect to certain of its credit derivative contracts, the amount of par subject to collateral posting requirements would increase to $1.5 billion from $1.2 billion, as a result of certain collateral posting thresholds being lowered. In the event AGC were downgraded below A-, the maximum amount of par subject to collateral posting requirements would be $2.4 billion. However, at current fair market value amounts, AGC would not have to pledge additional collateral for the benefit of its counterparties. A downgrade to Aa2 would not allow AGC’s counterparties to terminate their credit derivative agreements, and no payment of a settlement amount would be required. With respect to AGC’s assumed reinsurance business, the effect of a downgrade to Aa2 would be immaterial.

The Company’s financial strength ratings assigned by Standard & Poor’s Rating Service, a division of McGraw-Hill Companies, Inc. (“S&P”) and Fitch, Inc. (“Fitch”) were affirmed on June 18, 2008 and December 12, 2007, respectively. Management is uncertain what, if any, impact Moody’s review for possible downgrade will have on the Company’s financial strength ratings from S&P and Fitch.

If the current difficult conditions in the national and world-wide financial markets continue for an extended period or intensify, our business, liquidity, financial condition and stock price may be adversely affected.

The volatility and disruption in the global financial markets have reached unprecedented levels. The availability and cost of credit has been materially affected. These factors, combined with volatile oil prices, depressed home prices and increasing foreclosures, falling equity market values, declining business and consumer confidence and the risks of increased inflation and unemployment, have precipitated an economic slowdown and fears of a severe recession.  These conditions may adversely affect our profitability, financial position, investment portfolio, cash flow, statutory capital and stock price.

Issuers or borrowers whose securities or loans we hold and counterparties under swaps and other derivative contracts may default on their obligations to us due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud or other reasons. Additionally, the underlying assets supporting our structured securities may deteriorate causing these securities to incur losses.

The Company’s access to funds under its credit facilities is dependent on the ability of the banks that are parties to the facilities to meet their funding commitments.  Those banks may not be able to meet their funding commitments to the Company if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from the Company and other borrowers within a short period of time.  In addition, consolidation of financial institutions could lead to an increased credit risk.

Regulatory change could adversely affect our ability to enter into future business.

On September 22, 2008, the New York State Insurance Department (the “Department”) issued Circular Letter No. 19 (2008) (the “Circular Letter”), which establishes best practices guidelines for financial guaranty insurers effective January 1, 2009.  The best practice guidelines impose new limitations on credit default swaps.  In addition, the best practices guidelines seek to limit concentration risk (i.e., the risk from insuring too many securities from a single source).  The Department plans to propose legislation and regulations to formalize these guidelines.  These guidelines and the related legislation and regulations may limit the amount of new structured finance business that AGC is able to write in future periods.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer’s Purchases of Equity Securities

                The following table reflects purchases made by the Company during the three months ended September 30, 2008. All shares repurchased were for the payment of employee withholding taxes due in connection with the vesting of restricted stock awards:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Number of Shares that May Yet Be Purchased Under the Program

July 1 – July 31	679	$19.33	—	1,717,400
August 1 – August 31	3,800	$13.78	—	1,717,400
September 1 – September 30	1,279	$16.63	—	1,717,400
Total	5,758	$15.07	—

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

Assured Guaranty Ltd.(Registrant)

Dated: November 7, 2008	By:	/S/ Robert B. Mills

Robert B. Mills Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Assured Guaranty Corp.’s Consolidated Unaudited Financial Statements as of September 30, 2008 and December 31, 2007 and for the Three and Nine Months Ended September 30, 2008 and 2007

* - Management contract or compensatory plan