Form 10-K
period 2008-12-31
ASSURED GUARANTY LTD
filed 2009-02-26
CIK 1273813

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of Common Stock held by non-affiliates of the Registrant as of the close of business on June 30, 2008 was $1,061,302,528 (based upon the closing price of the Registrant's shares of the New York Stock Exchange on that date, which was $17.99). For purposes of this information, the outstanding shares of Common Stock which were owned by all directors and executive officers of the Registrant and by ACE Limited were deemed to be shares of Common Stock held by affiliates.

         As of February 12, 2009, 91,097,894 shares of Common Stock, par value $0.01 per share, were outstanding.

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

  •
  downgrades of the transactions we insure;

  •
  our inability to execute our business strategy;

  •
  reduction in the amount of reinsurance facultative cessions or portfolio opportunities available to us;

  •
  contract cancellations;

  •
  developments in the world's financial and capital markets that adversely affect our loss experience, the demand for our products, our access to capital, our unrealized (losses) gains on derivative financial instruments or our investment returns;

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

  •
  changes in accounting policies or practices (see Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "—Critical Accounting Estimates—Industry Methodology", for more information);

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

Acquisition of Financial Security Assurance Holdings Ltd.

        On November 14, 2008, Assured Guaranty Ltd. announced that it had entered into a definitive agreement ("the Purchase Agreement") with Dexia Holdings, Inc. ("Dexia") to purchase Financial Security Assurance Holdings Ltd. ("FSAH") and, indirectly, all of its subsidiaries, including the financial guaranty insurance company, Financial Security Assurance, Inc. The definitive agreement provides that the Company will be indemnified against exposure to FSAH's Financial Products segment, which includes its guaranteed investment contract business. Pursuant to the Purchase Agreement, the Company agreed to buy 33,296,733 issued and outstanding shares of common stock of FSAH, representing as of the date thereof approximately 99.8524% of the issued and outstanding shares of common stock of FSAH. The remaining shares of FSAH are currently held by current or former directors of FSAH. Assured expects that it will acquire the remaining shares of FSAH common stock concurrent with the closing of the acquisition of shares of FSAH common stock from Dexia or shortly thereafter at the same price paid to Dexia. We expect to close this transaction in either the first or second quarter of 2009.

        The purchase price is $722 million (based upon the closing price of the Company's common shares on the NYSE on November 13, 2008 of $8.10), consisting of $361 million in cash and up to 44,567,901 of the Company's common shares. If, prior to the closing date under the stock purchase agreement, the Company issues new common shares (other than pursuant to an employee benefit plan) or other securities that are convertible into or exchangeable for or otherwise linked to the Company's common shares at a purchase price per share of less than $8.10, the Company has agreed to issue to Dexia on the closing date an additional number of the Company's common shares with an aggregate value as of the closing date (measured based on the average of the volume weighted average price per share for each day in the 20 NYSE trading day period ending three business days prior to the closing date) representing the amount of dilution as a result of such issuance. The amount of dilution is defined to mean (x) the number of the Company's common shares issued (or that upon conversion or exchange would be issuable) as a result of the dilutive issuance, multiplied by (y) the positive difference if any between $8.10 and the purchase (or reference, implied, conversion, exchange or comparable) price per share received by the Company in the dilutive issuance, multiplied by (z) the percentage of the issued and outstanding share capital of the Company represented by the Company common shares to be received by Dexia under the stock purchase agreement (without taking into account any additional Assured Guaranty Ltd.'s common shares issued or issuable as a result of the anti-dilution provision).

        Under the Purchase Agreement, the Company may elect to pay $8.10 per share in cash in lieu of up to 22,283,951 of the Company's common shares that it would otherwise deliver as part of the purchase price.

        The Company may finance the cash portion of the acquisition with the proceeds of a public equity offering. The Company has received a backstop commitment ("the WLR Backstop Commitment") from the WLR Funds, a related party, to fund the cash portion of the purchase price with the purchase of newly issued common shares. The Company entered into the WLR Backstop Commitment on November 13, 2008 with the WLR Funds. The WLR Backstop Commitment amended the Investment Agreement between the Company and the WLR Funds and provided to the Company the option to cause the WLR Funds to purchase from Assured Guaranty Ltd. or Assured Guaranty US Holdings Inc. a number of the Company's common shares equal to the quotient of (i) the aggregate dollar amount not to exceed $361 million specified by the Company divided by (ii) the volume weighted average price of the Company's common share on the NYSE for the 20 NYSE trading days ending with the last NYSE trading day immediately preceding the date of the closing under the stock purchase agreement, with a floor of $6.00 and a cap of $8.50.

        The WLR Funds have no obligation to purchase these common shares pursuant to the WLR Backstop Commitment until the closing under the stock purchase agreement occurs. The Company may use the proceeds from the sale of the Company's common shares pursuant to the WLR Backstop Commitment solely to pay a portion of the purchase price under the stock purchase agreement. The WLR Funds' obligations under the WLR Backstop Commitment have been secured by letters of credit issued for the benefit of the Company by Bank of America, N.A. and RBS Citizens Bank, N.A., each in the amount of $180.5 million.

        The Company has paid the WLR Funds a nonrefundable commitment fee of $10,830,000 in connection with the option granted by the WLR Backstop Commitment and has agreed to pay the WLR Funds' expenses in connection with the transactions contemplated thereby. The Company has agreed to reimburse the WLR Funds for the $4.1 million cost of obtaining the letters of credit referred to above.

Our Operating Segments

        Our financial results include four principal business segments: financial guaranty direct, financial guaranty reinsurance, mortgage guaranty and other. We primarily conduct our business in the United States, Bermuda and the European community. The following table sets forth our gross written premiums by segment for the periods presented:

Gross Written Premiums By Segment

	Year Ended December 31,
	2008	2007	2006
	($ in millions)
Financial guaranty direct:
Structured finance	$59.4	$45.0	$26.0
Public finance	425.3	122.1	98.8

Total financial guaranty direct	484.7	167.1	124.8

Financial guaranty reinsurance:
Structured finance	38.0	43.2	31.7
Public finance	91.3	207.8	92.2

Total financial guaranty reinsurance	129.3	251.0	123.9

Mortgage guaranty	0.7	2.7	8.4

Total financial guaranty gross written premiums	614.7	421.0	257.2
Other	3.5	3.5	4.1

Total	$618.3	$424.5	$261.3

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

Net Par Outstanding By Product Line

	As of December 31,
	2008	2007	2006
	($ in billions)
U.S. Public Finance:
Direct	$37.5	$7.5	$3.5
Reinsurance	69.9	74.4	48.8

Total U.S. public finance	107.3	81.9	52.3

U.S. Structured Finance:
Direct	65.6	65.0	44.5
Reinsurance	8.8	8.9	7.1

Total U.S. structured finance	74.4	73.8	51.6

International:
Direct	29.0	30.6	19.9
Reinsurance	12.1	14.0	8.5

Total international	41.0	44.5	28.4

Total net par outstanding(1)	$222.7	$200.3	$132.3

    (1)
    Some amounts may not add due to rounding.

        U.S. Structured Finance Obligations—We insure and reinsure a number of different types of U.S. structured finance obligations. Credit support for the exposures written by us may come from a variety of sources, including some combination of subordinated tranches, excess spread, over-collateralization or cash reserves. Additional support also may be provided by transaction provisions intended to benefit noteholders or credit enhancers. The types of U.S. Structured Finance transactions we insure and reinsure include the following:

          Pooled Corporate Obligations— These include securities primarily backed by various types of corporate debt obligations, such as secured or unsecured bonds, bank loans or loan participations and trust preferred securities. These securities are often issued in "tranches," with subordinated tranches providing credit support to the more senior tranches. Our financial guaranty exposures generally are to the more senior tranches of these issues.

          Residential Mortgage-Backed and Home Equity— These include obligations backed by closed-end first mortgage loans and closed- and open-end second mortgage loans or home equity loans on one-to-four family residential properties, including condominiums and cooperative apartments. First mortgage loan products in these transactions include fixed rate, adjustable rate ("ARM") and option adjustable-rate ("Option ARM") mortgages. The credit quality of borrowers covers a broad range, including "prime", subprime" and "Alt-A". A prime borrower is generally defined as one with strong risk characteristics as measured by factors such as payment history, credit score, and debt-to-income ratios. A subprime borrower is a borrower with higher risk characteristics, usually as determined by credit score and/or credit history. An Alt-A borrower is generally defined as a prime quality borrower that lacks certain ancillary characteristics, such as fully documented income.

          Structured Credit— These include program wide credit enhancement for commercial paper conduits, whole business securitizations and intellectual property securitizations. Program wide credit enhancement generally involves insuring against the default of asset backed securities in a bank sponsored commercial paper conduit. Whole business securitizations are obligations backed by revenue-producing assets sold to a limited-purpose company by an operating company, including franchise agreements, lease agreements, intellectual property and real property.

          Consumer Receivables— These include obligations backed by non-mortgage consumer receivables, such as automobile loans and leases, credit card receivables and other consumer receivables.

          Commercial Receivables— These include obligations backed by equipment loans or leases, fleet auto financings, business loans and trade receivables. Credit support is derived from the cash flows generated by the underlying obligations, as well as property or equipment values as applicable.

          Commercial Mortgage-Backed Securities— These include debt instruments that are backed by pools of commercial mortgages. The collateral supporting commercial mortgage-backed securities include office, multi-family, retail, hotel, industrial and other specialized or mixed-use properties.

          Insurance Securitizations— These include bonds secured by the future earnings from pools of various types of insurance/reinsurance policies and income produced by invested assets.

          Other Structured Finance— Other structured finance exposures in our portfolio include bonds or other securities backed by assets not generally described in any of the other described categories.

        The following table sets forth our U.S. structured finance direct and reinsurance gross par written by asset type (stated as a percentage of total U.S. structured finance direct and reinsurance gross par) for the periods presented:

U.S. Structured Finance Gross Par Written by Asset Type

	Year Ended December 31,
	2008	2007	2006
	($ in billions)
Pooled corporate obligations	30.0%	40.9%	49.2%
Residential mortgage-backed and home equity	25.0%	28.8%	22.1%
Structured credit	22.4%	2.9%	4.2%
Consumer receivables	16.8%	13.9%	5.9%
Commercial receivables	5.6%	6.8%	2.1%
Commercial mortgage-backed securities	—	4.1%	14.1%
Insurance securitizations	—	2.2%	2.1%
Other structured finance	0.3%	0.4%	0.3%

Total(1)	100.0%	100.0%	100.0%

Total U.S. structured finance gross par written	$12.7	$36.0	$28.2

    (1)
    Total does not add due to rounding.

        The following table sets forth our U.S. structured finance direct and reinsurance net par outstanding by asset type (stated as a percentage of total U.S. structured finance direct and reinsurance net par outstanding) as of the dates indicated:

U.S. Structured Finance Net Par Outstanding by Asset Type

	As of December 31,
	2008	2007	2006
	($ in billions)
Pooled corporate obligations	46.6%	45.8%	49.6%
Residential mortgage-backed and home equity	24.7%	24.7%	21.8%
Commercial mortgage-backed securities	7.9%	8.1%	10.5%
Consumer receivables	6.9%	8.9%	5.2%
Commercial receivables	6.6%	7.1%	4.7%
Structured credit	4.4%	2.1%	3.0%
Insurance securitizations	2.1%	1.6%	1.5%
Other structured finance	0.6%	1.7%	3.7%

Total(1)	100.0%	100.0%	100.0%

Total U.S. structured finance par outstanding	$74.4	$73.8	$51.6

    (1)
    Total does not add due to rounding.

        The table below shows our ten largest financial guaranty U.S. structured finance direct and reinsurance exposures by revenue source as a percentage of total financial guaranty net par outstanding as of December 31, 2008:

Ten Largest U.S. Structured Finance Exposures

	Net Par Outstanding	Percent of Total Net Par Outstanding	Rating(1)
	($ in millions)
Fortress Credit Investments I & II	$1,190	0.5%	AAA
Field Point III & IV, Limited	1,178	0.5%	AA-
Ares Enhanced Credit Opportunities Fund	1,152	0.5%	AAA
Deutsche Alt-A Securities Mortgage Loan 2007-2	1,028	0.5%	BB
Discover Card Master Trust I Series A	1,000	0.4%	AAA
Anchorage Crossover Credit Finance Ltd	875	0.4%	AAA /Super senior
Prospect Funding I LLC	797	0.4%	AAA
Park Avenue Receivables Company LLC	731	0.3%	AAA
MortgageIt Securities Corp. Mortgage Loan 2007-2	672	0.3%	AAA
280 Funding I—Class A-1 & A-2	660	0.3%	AAA

Total of top ten U.S. structured finance exposures	$9,283	4.1%

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

        U.S. Public Finance Obligations—We insure and reinsure a number of different types of U.S. public obligations, including the following:

          Tax-Backed Bonds— These include a variety of obligations that are supported by the issuer from specific and discrete sources of taxation and include tax-backed revenue bonds, general fund obligations and lease revenue bonds. Tax-backed obligations may be secured by a lien on specific pledged tax revenues, such as a gasoline or excise tax, or incrementally from growth in property tax revenue associated with growth in property values. These obligations also include obligations secured by special assessments levied against property owners and often benefit from issuer covenants to enforce collections of such assessments and to foreclose on delinquent properties. Lease revenue bonds typically are general fund obligations of a municipality or other governmental authority that are subject to annual appropriation or abatement; projects financed and subject to such lease payments ordinarily include real estate or equipment serving an essential public purpose. Bonds in this category also include moral obligations of municipalities or governmental authorities.

          General Obligation Bonds— These include full faith and credit bonds that are issued by states, their political subdivisions and other municipal issuers, and are supported by the general obligation of the issuer to pay from available funds and by a pledge of the issuer to levy ad valorem taxes in an amount sufficient to provide for the full payment of the bonds.

          Municipal Utility Bonds— These include the obligations of all forms of municipal utilities, including electric, water and sewer utilities and resource recovery revenue bonds. These utilities may be organized in various forms, including municipal enterprise systems, authorities or joint action agencies.

          Healthcare Bonds— These include obligations of healthcare facilities including community based hospitals and systems. In addition to healthcare facilities, obligors in this category include a small number of health maintenance organizations and long-term care facilities.

          Transportation Bonds— These include a wide variety of revenue-supported bonds, such as bonds for airports, ports, tunnels, municipal parking facilities, toll roads and toll bridges.

          Higher Education Bonds— These include obligations secured by revenue collected by either public or private secondary schools, colleges and universities. Such revenue can encompass all of an institution's revenue, including tuition and fees, or in other cases, can be specifically restricted to certain auxiliary sources of revenue.

          Investor-Owned Utility Bonds— These include obligations primarily backed by investor-owned utilities, first mortgage bond obligations of for-profit electric or water utilities providing retail, industrial and commercial service, and also include sale-leaseback obligation bonds supported by such entities.

          Housing Revenue Bonds— These include obligations relating to both single and multi-family housing, issued by states and localities, supported by cash flow and, in some cases, insurance from such entities as the Federal Housing Administration.

          Other Public Bonds— These include other debt issued, guaranteed or otherwise supported by U.S. national or local governmental authorities, as well as student loans, revenue bonds, and obligations of some not-for-profit organizations.

        The following table sets forth our U.S. public finance direct and reinsurance gross par written by bond type (stated as a percentage of total U.S. public finance direct and reinsurance gross par written) for the years presented:

U.S. Public Finance Gross Par Written by Asset Type

	Year Ended December 31,
	2008	2007	2006
	($ in billions)
Tax-backed	25.5%	22.9%	28.3%
General obligation	24.5%	25.1%	28.3%
Municipal utilities	15.3%	8.9%	10.9%
Healthcare	12.2%	13.1%	20.1%
Transportation	11.9%	10.4%	5.3%
Higher education	4.9%	7.3%	3.0%
Investor-owned utilities	0.2%	2.2%	3.2%
Housing	0.1%	3.1%	0.4%
Other public finance	5.3%	7.0%	0.5%

Total(1)	100.0%	100.0%	100.0%

Total U.S. public finance gross par written	$37.0	$34.8	$6.9

    (1)
    Total does not add due to rounding.

        The following table sets forth our U.S. public finance direct and reinsurance net par outstanding by bond type (stated as a percentage of total U.S. public finance direct and reinsurance net par outstanding) as of the dates indicated:

U.S. Public Finance Net Par Outstanding by Asset Type

	As of December 31,
	2008	2007	2006
	($ in billions)
General obligation	25.2%	24.8%	24.3%
Tax-backed	24.1%	21.7%	22.6%
Municipal utilities	14.5%	14.2%	18.5%
Transportation	11.8%	12.2%	12.0%
Healthcare	10.9%	12.7%	12.6%
Higher education	5.0%	4.5%	2.4%
Investor-owned utilities	2.0%	2.8%	3.0%
Housing	1.8%	2.5%	2.1%
Other public finance	4.7%	4.6%	2.5%

Total	100.0%	100.0%	100.0%

Total U.S. public finance net par outstanding	$107.3	$81.9	$52.3

        The table below shows our ten largest financial guaranty U.S. public finance direct and reinsurance exposures by revenue source as a percentage of total financial guaranty net par outstanding as of December 31, 2008:

Ten Largest U.S. Public Finance Exposures

	Net Par Outstanding	Percent of Total Net Par Outstanding	Rating(1)
		($ in millions)
State of California General Obligation & Leases	$1,546	0.7%	A+
State of New Jersey General Obligation & Leases	1,151	0.5%	AA-
Commonwealth of Massachusetts General Obligation & Bay Transportation	1,031	0.5%	A
Commonwealth of Puerto Rico General Obligation & Leases	1,008	0.5%	BBB-
New York City General Obligation & Leases	983	0.4%	A+
City of Chicago General Obligation & Leases	934	0.4%	AA-
Los Angeles Unified School District	897	0.4%	AA
State of New York General Obligation & Leases	893	0.4%	A+
North Texas Toll Road Authority	890	0.4%	A
Miami-Dade County Florida Aviation Authority	883	0.4%	A

Total of top ten U.S. public finance exposures	$10,216	4.6%

(1)
The Company's internal rating. The Company's scale is comparable to that of the nationally recognized rating agencies.

        International Obligations—We insure and reinsure a number of different types of international public and structured obligations. Credit support for the exposures written by us may come from a variety of sources, including some combination of subordinated tranches, excess spread, over-collateralization or cash reserves. Additional support also may be provided by transaction provisions intended to benefit noteholders or credit enhancers. The types of international transactions we insure and reinsure include the following:

          Residential Mortgage-Backed and Home Equity— These include obligations backed by closed-end first mortgage loans and closed- and open-end second mortgage loans or home equity loans on one-to-four family residential properties, including condominiums and cooperative apartments. First mortgage loan products in these transactions include fixed rate, adjustable rate ("ARM") and option adjustable-rate ("Option ARM") mortgages. The credit quality of borrowers covers a broad range, including "prime", subprime" and "Alt-A". A prime borrower is generally defined as one with strong risk characteristics as measured by factors such as payment history, credit score, and debt-to-income ratios. A subprime borrower is a borrower with higher risk characteristics, usually as determined by credit score and/or credit history. An Alt-A borrower is generally defined as a prime quality borrower that lacks certain ancillary characteristics, such as fully documented income.

          Regulated Utilities— These include obligations issued by government-regulated providers of essential services and commodities, including electric, water and gas utilities. The majority of our international regulated utility business is conducted in the UK.

          Pooled Corporate Obligations— These include securities primarily backed by pooled corporate debt obligations, such as corporate bonds, bank loans or loan participations and trust preferred securities. These securities are often issued in "tranches," with subordinated tranches providing credit support to the more senior tranches. Our financial guaranty exposures generally are to the more senior tranches of these issues.

          Infrastructure and pooled infrastructure— These include obligations issued by a variety of entities engaged in the financing of international infrastructure projects, such as roads, airports, ports, social infrastructure, and other physical assets delivering essential services supported either by long-term concession arrangements with a public sector entity or a regulatory regime. The majority of our international infrastructure business is conducted in the UK.

          Future Flow— These include obligations supported by future receivables generated by financial flows (foreign remittances and foreign credit card flows), and by future receivables generated by commodity flows (future oil and gas, minerals, or refined product production). Such receivables are typically generated in emerging market countries. Payments due to the issuer are made in the United States or other developed countries and deposited into accounts in such countries. The issuer assigns such receivables to an offshore special purpose vehicle that issues notes backed by such flows.

          Consumer receivables— These include obligations backed by non-mortgage consumer receivables, such as automobile loans and leases, credit card receivables and other consumer receivables.

          Public Finance— These include obligations of local, municipal, regional or national governmental authorities or agencies.

          Commercial Receivables— These include obligations backed by equipment loans or leases, fleet auto financings, business loans and trade receivables. Credit support is derived from cash flows generated by the underlying obligations as well as property and equipment values as applicable.

          Commercial Mortgage-Backed Securities— These include debt instruments that are backed by pools of commercial mortgages. The properties backing commercial mortgage-backed securities include office, multi-family, retail, hotel, industrial and other specialized or mixed-use properties.

          Insurance Securitizations— These include bonds secured by the future earnings from pools of various types of insurance/reinsurance policies and income produced by invested assets.

          Structured Credit— These include whole business securitizations and intellectual property securitizations. Whole business securitizations are obligations backed by revenue-producing assets sold to a limited-purpose company by an operating company, including franchise agreements, lease agreements, intellectual property and real property.

          Other International Structured Finance— Other international structured finance exposures in our portfolio include bonds or other securities backed by assets not generally described in any of the other described categories.

        The following table sets forth our international direct and reinsurance gross par written by bond type (stated as a percentage of total international direct and reinsurance gross par written) for the years presented:

International Gross Par Written by Asset Type

	Year Ended December 31,
	2008	2007	2006
	($ in billions)
Residential mortgage-backed and home equity	48.8%	15.9%	17.5%
Regulated utilities	20.1%	18.2%	17.5%
Pooled corporate obligations	15.9%	31.0%	16.6%
Infrastructure and pooled infrastructure	7.8%	19.3%	34.1%
Future flow	3.9%	1.5%	1.8%
Consumer receivables	2.4%	2.0%	—
Public finance	1.1%	4.3%	2.6%
Commercial receivables	0.1%	5.0%	2.2%
Commercial mortgage-backed securities	—	1.8%	4.2%
Structured credit	—	0.6%	—
Insurance securitizations	—	—	3.2%
Other international structured finance	—	0.4%	0.3%

Total(1)	100.0%	100.0%	100.0%

Total international gross par written	$6.4	$17.3	$15.9

    (1)
    Total does not add due to rounding.

        The following table sets forth our international direct and reinsurance net par outstanding by bond type (stated as a percentage of total international direct and reinsurance net par outstanding) as of the dates indicated:

International Net Par Outstanding by Asset Type

	As of December 31,
	2008	2007	2006
	($ in billions)
Infrastructure and pooled infrastructure	22.7%	26.0%	29.1%
Pooled corporate obligations	20.4%	19.0%	12.6%
Residential mortgage-backed and home equity	20.1%	16.5%	17.6%
Regulated utilities	18.3%	18.7%	16.8%
Commercial receivables	4.2%	4.3%	3.8%
Public finance	4.1%	4.5%	4.2%
Future flow	3.0%	2.5%	3.6%
Insurance securitizations	2.3%	1.9%	3.3%
Commercial mortgage-backed securities	1.9%	2.8%	3.8%
Structured credit	1.1%	1.3%	2.1%
Consumer receivables	0.3%	0.8%	0.4%
Other international structured finance	1.6%	1.7%	2.7%

Total	100.0%	100.0%	100.0%

Total international net par outstanding	$41.0	$44.5	$28.4

        The table below shows our ten largest financial guaranty international direct and reinsurance exposures by revenue source as a percentage of total financial guaranty net par outstanding as of December 31, 2008:

Ten Largest International Exposures

	Net Par Outstanding	Percent of Total Net Par Outstanding	Rating(1)
		($ in millions)
Prime European RMBS	$1,306	0.6%	AAA
Permanent Master Issuer PLC	1,261	0.6%	AAA
Arkle Master Issuer PLC	1,245	0.6%	AAA
Gracechurch Mortgage Financing PLC	1,237	0.6%	AAA
Essential Public Infrastructure Capital II	961	0.4%	AAA
Granite Master Issuer PLC	943	0.4%	AAA
Graphite Mortgages PLC Provide Graphite 2005-2	941	0.4%	AAA
Essential Public Infrastructure Capital III	850	0.4%	AAA
Paragon Mortgages (No.13) PLC	657	0.3%	AAA
International Infrastructure Pool	643	0.3%	AAA

Total of top ten international exposures	$10,044	4.6%

    (1)
    The Company's internal rating. The Company's scale is comparable to that of the nationally recognized rating agencies.

  Financial Guaranty Portfolio by Internal Rating

        The following table sets forth our financial guaranty portfolio as of December 31, 2008 by internal rating:

Financial Guaranty Portfolio by Internal Rating

Rating Category(1)	Net Par Outstanding	Percent of Total Net Par Outstanding
	($ in billions)
Super senior	$32.4	14.5%
AAA	40.7	18.3%
AA	47.7	21.4%
A	66.0	29.6%
BBB	29.4	13.2%
Below investment grade	6.6	3.0%

Total(2)	$222.7	100.0%

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

    (2)
    Total does not add due to rounding.

  Financial Guaranty Portfolio by Geographic Area

        The following table sets forth the geographic distribution of our financial guaranty portfolio as of December 31, 2008:

Financial Guaranty Portfolio by Geographic Area

	Net Par Outstanding	Percent of Total Net Par Outstanding
	($ in billions)
United States:
California	$16.2	7.3%
New York	9.5	4.3%
Florida	8.4	3.8%
Texas	7.3	3.3%
Illinois	5.9	2.7%
Pennsylvania	4.6	2.1%
Massachusetts	4.4	2.0%
New Jersey	4.2	1.9%
Michigan	3.1	1.4%
Washington	2.9	1.3%
Other states	40.8	18.3%
Mortgage and structured (multiple states)	74.4	33.4%

Total U.S.(1)	181.7	81.6%
International	41.0	18.4%

Total	$222.7	100.0%

    (1)
    Percent total does not add due to rounding.

  Financial Guaranty Portfolio by Issue Size

        We seek broad coverage of the market by insuring and reinsuring small and large issues alike. The following table sets forth the distribution of our portfolio as of December 31, 2008 by original size of our exposure:

Financial Guaranty Portfolio by Issue Size

Original Par Amount Per Issue	Number of Issues	Percent of Total Number of Issues	Net Par Outstanding	% of Total Net Par Outstanding
	($ in billions)
Less than $10.0 million	5,555	64.4%	$7.9	3.5%
$10.0 through $24.9 million	1,023	11.9%	11.0	4.9%
$25.0 through $49.9 million	730	8.5%	18.3	8.2%
$50.0 million and above	1,314	15.2%	185.6	83.3%

Total(1)	8,622	100.0%	$222.7	100.0%

    (1)
    Total does not add due to rounding.

  Financial Guaranty Portfolio by Source

        The following table sets forth our financial guaranty portfolio as of and for the year ended December 31, 2008 by source:

Financial Guaranty Portfolio by Source

	Gross Par In Force	Gross Par Written
	($ in billions)
Direct	$136.3	$47.6
Reinsurance:
Ambac Assurance Corporation	34.6	0.2
Financial Security Assurance Inc	33.6	7.0
Financial Guaranty Insurance Company	12.1	0.9
MBIA Insurance Corporation	8.9	—
Other ceding companies	1.6	0.5

Total Reinsurance	90.8	8.6

Total	$227.2	$56.1

    (1)
    Total does not add due to rounding.

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

        Mortgage guaranty reinsurance comprises the bulk of our in force mortgage business. We have provided reinsurance of primary mortgage insurance and pool insurance in the United States on a quota share and excess of loss basis. Quota share reinsurance describes all forms of reinsurance in which the reinsurer shares in a proportional part of the original premiums and losses of the business ceded by the primary company (subject to a ceding commission). Excess of loss reinsurance refers to reinsurance which indemnifies the ceding company for that portion of the loss that exceeds an agreed upon "retention." There has been a decrease in demand for our quota share mortgage guaranty reinsurance products over the last five years, as primary mortgage insurers have expanded their capital bases. We have not written a new mortgage guaranty deal since 2005.

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

        The mortgage guaranty segment has a decreasing portfolio with limited possibilities for new business due to our change in business strategy and the overall market for mortgage insurance.

Mortgage Portfolio

        The following table sets forth our mortgage insurance and reinsurance risk in force by geographic region as of December 31, 2008:

Mortgage Guaranty Risk In Force By Geographic Region

	Risk In Force	Percent
	($ in millions)
United Kingdom	$257.1	64.4%
Ireland	139.9	35.0%
United States	2.5	0.6%

Total	$399.5	100.0%

        The following table sets forth our mortgage guaranty risk in force by treaty type as of December 31, 2008:

Mortgage Guaranty Risk In Force By Treaty Type

	Risk In Force	Percent
	($ in millions)
Excess of loss	$397.0	99.4%
Quota share	2.5	0.6%

Total	$399.5	100.0%

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

        Critical risk factors for proposed public finance exposures include, for example, the credit quality of the issuer, the type of issue, the repayment source, security pledged, the presence of restrictive covenants, and the issue's maturity. Underwriting consideration for exposures include (1) class, reflecting economic and social factors affecting that bond type, including the importance of the proposed project, (2) the financial management of the project and of the issuer, and (3) various legal and administrative factors. In cases where the primary source of repayment is the taxing or rate setting authority of a public entity, such as general obligation bonds, transportation bonds and municipal utility bonds, emphasis is placed on the overall financial strength of the issuer, the economic and demographic characteristics of the taxpayer or ratepayer base and the strength of the legal obligation to repay the debt. In cases of not-for-profit institutions such as healthcare issuers and private higher education issuers, emphasis is placed on the financial stability of the institution, its competitive position and its management.

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

        For international transactions, an analysis of the country or countries in which the risk resides is performed. Such analysis includes an assessment of the political risk as well as the economic and demographic characteristics of the country or countries. For each transaction, we perform an assessment of the legal regime governing the transaction and the laws affecting the underlying assets supporting the obligations.

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

        Each insurance, facultative reinsurance and credit derivative transaction, after passing an initial assessment intended to consider the desirability of the proposed exposure, is assigned to a team including relevant underwriting and legal personnel. Finance personnel review the proposed exposure for compliance with applicable accounting standards and investment guidelines. The team reviews the structure of the transaction, and the underwriter reviews credit issues pertinent to the particular line of business. In our structured financial guaranty and mortgage guaranty lines, underwriters generally apply computer models to stress cash flows in their assessment of the risk inherent in a particular transaction. For reinsurance transactions, stress model results may be provided by the primary insurer. Stress models may also be developed internally by our underwriters and reflect both empirical research as well as information gathered from third parties, such as rating agencies, investment banks or servicers. Where warranted to assess a particular credit risk properly, we may perform a due diligence review in connection with a transaction. A due diligence review may include, among other things, meetings with issuer management, review of underwriting and operational procedures, file reviews, and review of financial procedures and computer systems. The structure of a transaction is also scrutinized from a legal perspective by in house and, where appropriate, external counsel, and specialty legal expertise is consulted when our legal staff deems it appropriate.

        Upon completion of underwriting analysis, the underwriter prepares a formal credit report that is submitted to a credit committee for review. An oral presentation is usually made to the committee, followed by questions from committee members and discussion among the committee members and the underwriters. In some cases, additional information may be presented at the meeting or required to be submitted prior to approval. Signatures of committee members are received and any further requirements, such as specific terms or evidence of due diligence, is noted. U.S. direct business is submitted to AGC's Credit Committee, which consists of senior professionals including underwriting officers, the President, Chief Credit Officer and other senior officers of AGC. Certain public finance transactions that meet specific criteria with respect to size, rating and type of risk, may be eligible for an expedited approval process, in which the submission may be approved by certain designated officers of AGC. Transactions submitted by Assured Guaranty (UK) Ltd. must be approved by Assured Guaranty (UK) Ltd.'s Underwriting Committee, consisting of senior officers of Assured Guaranty (UK) Ltd., and by a Supervisory Underwriting Committee consisting of the AGC Credit Committee. Transactions submitted for execution in AGRO must be recommended by the AG Intermediary Credit Committee, consisting substantially of senior officers of AGC including the President and Chief Credit Officer, and approved by AGRO's underwriting managers in Bermuda. Transactions submitted for approval within AG Re must be approved by the AG Re Underwriting Committee, containing senior officers of AG Re, including the President and Chief Operating Officer. Certain transactions submitted for approval within AG Re that meet specific criteria with respect to size, rating and type of risk, require further approval of one of four designated officers of Assured Guaranty Ltd.

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

        Our Risk Management and Surveillance personnel are responsible for monitoring and reporting on all transactions in the insured portfolio, including exposures in both the Direct and Reinsurance segments. The primary objective of the surveillance process is to monitor trends and changes in transaction credit quality, detect any deterioration in credit quality, and take such remedial actions as may be necessary or appropriate. All transactions in the insured portfolio are risk rated, and surveillance personnel are responsible for adjusting those ratings to reflect changes in transaction credit quality. Surveillance personnel are also responsible for managing work-out and loss situations when necessary. For transactions where a loss is considered probable, surveillance personnel present analysis related to potential loss situations to a reserve committee. The reserve committee is made up of the Chief Executive Officer, Chief Financial Officer, Chief Surveillance Officer, General Counsel and Chief Accounting Officer. The reserve committee considers the information provided by the surveillance personnel when determining reserve recommendations of our operating subsidiaries.

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

Closely Monitored Credits

        Our surveillance department is responsible for monitoring our portfolio of credits and maintains a list of closely monitored credits ("CMC"). The closely monitored credits are divided into four categories: Category 1 (low priority; fundamentally sound, greater than normal risk); Category 2 (medium priority; weakening credit profile, may result in loss); Category 3 (high priority; claim/default probable, case reserve established); Category 4 (claim paid, case reserve established for future payments). The closely monitored credits include all below investment grade ("BIG") exposures where there is a material amount of exposure (generally greater than $10.0 million) or a material risk of the Company incurring a loss greater than $0.5 million. The closely monitored credits also include investment grade ("IG") risks where credit quality is deteriorating and where, in the view of the Company, there is significant potential that the risk quality will fall below investment grade. As of December 31, 2008, the closely monitored credits include approximately 99% of our BIG exposure, and the remaining BIG exposure of $92.3 million is distributed across 89 different credits. Other than those excluded BIG credits, credits that are not included in the closely monitored credit list are categorized as fundamentally sound risks. The following table provides financial guaranty net par outstanding by credit monitoring category as of December 31, 2008 and 2007:

	As of December 31, 2008			As of December 31, 2007
Description:	Net Par Outstanding	% of Net Par Outstanding	# of Credits in Category	Net Par Outstanding	% of Net Par Outstanding	# of Credits in Category
	($ in millions)
Fundamentally sound risk	$215,987	97.0%		$198,133	98.9%
Closely monitored credits:
Category 1	2,967	1.3%	51	1,288	0.6%	36
Category 2	767	0.3%	21	743	0.4%	12
Category 3	2,889	1.3%	54	71	—	16
Category 4	20	—	14	24	—	16

CMC total(1)	6,643	3.0%	140	2,126	1.1%	80

Other below investment grade risk	92	—	89	20	—	46

Total	$222,722	100.0%		$200,279	100.0%

(1)
Percent total does not add due to rounding.

        The increase of $4,517 million in financial guaranty CMC net par outstanding during 2008 is mainly attributable to the downgrade of RMBS exposures.

Losses and Reserves

        Reserves for losses and loss adjustment expenses for non-derivative transactions in our financial guaranty direct, financial guaranty assumed reinsurance and mortgage guaranty business include case reserves and portfolio reserves. See the "Fair Value of Credit Derivatives" of the Critical Accounting Estimates section for more information on our derivative transactions. Case reserves are established when there is significant credit deterioration on specific insured obligations and the obligations are in default or default is probable, not necessarily upon non-payment of principal or interest by an insured. Case reserves represent the present value of expected future loss payments and loss adjustment expenses ("LAE"), net of estimated recoveries, but before considering ceded reinsurance. This reserving method is different from case reserves established by traditional property and casualty insurance companies, which establish case reserves upon notification of a claim and establish incurred but not reported ("IBNR") reserves for the difference between actuarially estimated ultimate losses and recorded case reserves. Financial guaranty insurance and assumed reinsurance case reserves and related salvage and subrogation, if any, are discounted at the taxable equivalent yield on our investment portfolio, which is approximately 6%, in all periods presented. When the Company becomes entitled to the underlying collateral of an insured credit under salvage and subrogation rights as a result of a claim payment, it records salvage and subrogation as an asset, based on the expected level of recovery. Such amounts have been recorded as a salvage recoverable asset in the Company's balance sheets.

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

        At December 31, 2008 financial guaranty case reserves were $119.9 million. Case reserves may change from our original estimate due to changes in assumptions including, but not limited to, severity factors, credit deterioration of underlying obligations and salvage estimates.

        Our most significant case reserves during 2008 related to U.S. residential mortgage backed securities ("RMBS"), specifically HELOC transactions, Closed-End Second transactions and Alt-A transactions.

        As of December 31, 2008, we had net par outstanding of $1.7 billion related to HELOC securitizations, of which $1.5 billion are transactions with Countrywide and $1.1 billion were written in the Company's financial guaranty direct segment ("direct Countrywide transactions or "Countrywide 2005-J" and "Countrywide 2007-D").

        The performance of our HELOC exposures deteriorated during 2007 and 2008 and transactions, particularly those originated in the period from 2005 through 2007, continue to perform below our original underwriting expectations. In accordance with our standard practice, during the year ended December 31, 2008, we evaluated the most currently available information, including trends in delinquencies and charge-offs on the underlying loans, draw rates on the lines of credit, and the servicer's ability to fulfill its contractual obligations including its obligation to fund additional draws. In recent periods, CDR, CPR, Draw Rates and delinquency percentages have fluctuated within ranges that we believe make it appropriate to use rolling averages to project future performance. Accordingly, the Company is using modeling assumptions that are based upon or which approximate recent actual historical performance to project future performance and potential losses. During 2008, the Company extended the time frame during which it expects the Constant Default Rate (CDR) to remain elevated.

The Company also revised its assumptions with respect to the overall shape of the default and loss curves. Among other things, these changes assume that a higher proportion of projected defaults will occur over the near term. This revision was based upon management's judgment that a variety of factors including the deterioration of U.S. economic conditions could lead to a longer period in which default rates remain high. The Company continues to model sensitivities around the results booked using a variety of CDR rates and stress periods as well as other modeling approaches including roll rates and hybrid roll rate/CDR methods. As a result of this modeling and analysis, the Company incurred loss and loss adjustment expenses of $111.0 million for its direct Countrywide transactions during 2008. The Company's cumulative incurred loss and loss adjustment expenses on the direct Countrywide transactions as of December 31, 2008 were $111.0 million ($87.2 million after-tax). During 2008, the Company paid losses and loss adjustment expenses for its direct Countrywide transactions of $170.0 million, of which we expect to recover $59.0 million from the receipt of excess spread from future cash flows as well as funding of future draws. This amount of $59.0 million is included in "salvage recoverable" on the balance sheet. There were no incurred loss and loss adjustment expenses or salvage recoverable amounts on these transactions in 2007.

        Credit support for HELOC these transactions comes primarily from two sources. In the first instance, excess spread is used to build a certain amount of credit enhancement and absorb losses. Over the past 12 months, excess spread (the difference between the interest collections on the collateral and the interest paid on the insured notes) has averaged approximately 270 basis points per annum. Additionally, for the transactions serviced by Countrywide, the servicer is required to fund additional draws on the HELOC loans following the occurrence of a Rapid Amortization Event. Among other things, such an event is triggered when claim payments by us exceed a certain threshold. Prior to the occurrence of a Rapid Amortization Event, during the transactions' revolving period, new draws on the HELOC loans are funded first from principal collections. As such, during the revolving period no additional credit enhancement is created by the additional draws, and the speed at which our exposure amortizes is reduced to the extent of such additional draws, since principal collections are used to fund those draws rather than pay down the insured notes. Subsequent to the occurrence of a Rapid Amortization Event, new draws are funded by Countrywide and all principal collections are used to pay down the insured notes. Any draws funded by Countrywide are subordinate to us in the cash flow waterfall and hence represent additional credit enhancement available to absorb losses before we have to make a claim payment. Additionally, since all principal collections are used to pay down the insured notes, rather than fund additional draws, our exposure begins to amortize more quickly. A Rapid Amortization Event occurred for Countrywide 2007-D in April 2008 and for Countrywide 2005-J in May 2008.

        We have modeled our HELOC exposures under a number of different scenarios, taking into account the multiple variables and structural features that materially affect transaction performance and potential losses to us. The key variables include the speed or rate at which borrowers make payments on their loans, as measured by the Constant Payment Rate (CPR)(1), the default rate, as measured by the CDR(2), excess spread, and the amount of loans that are already delinquent more than 30 days. We also take into account the pool factor (the percentage of the original principal balance that remains outstanding), and the timing of the remaining cash flows. Additionally, it should be noted that our contractual rights allow us to retroactively claim that loans included in the insured pool were inappropriately included in the pool by the seller, and to put these loans back to the seller such that we would not be responsible for losses related to these loans. Such actions would benefit us by reducing potential losses. We have included in our loss model an estimated benefit for loans we expect Countrywide will repurchase.

(1)
The CPR is the annualized rate at which the portfolio amortizes, so that a 15% CPR implies that 15% of the collateral will be retired over a one-year period.

(2)
The CDR is the annualized default rate, so that a 1.0% CDR implies that 1.0% of the remaining collateral will default each year.

        The ultimate performance of the Company's HELOC transactions will depend on many factors, such as the level and timing of loan defaults, interest proceeds generated by the securitized loans, repayment speeds and changes in home prices, as well as the levels of credit support built into each transaction. Other factors also may have a material impact upon the ultimate performance of each transaction, including the ability of the seller and servicer to fulfill all of their contractual obligations including its obligation to fund future draws on lines of credit, as well as the amount of benefit received from repurchases of ineligible loans by Countrywide. The variables affecting transaction performance are interrelated, difficult to predict and subject to considerable volatility. If actual results differ materially from any of our assumptions, the losses incurred could be materially different from our estimate. We continue to update our evaluation of these exposures as new information becomes available.

        The key assumptions used in our case loss reserves on the direct Countrywide transactions is presented in the following table:

Key Variables
Constant payment rate (CPR)	3-month average, currently 7-8%
Constant default rate (CDR)	6-month average CDR of approximately 19–21% during months 1–9, declining to 1.0% at the end of month 15. From months 16 onward, a 1.0% CDR is assumed.
Draw rate	3-month average, currently 1–2%
Excess spread	250 bps per annum
Repurchases of Ineligible loans by Countrywide	$49.3 million; or approximately 2.1% of original pool balance of $2.4 billion
Loss Severity	100%

        Another type of RMBS transaction is generally referred to as "Subprime RMBS". The collateral supporting such transactions is comprised of first-lien residential mortgage loans made to subprime borrowers. A "subprime borrower" is one considered to be a higher risk credit based on credit scores or other risk characteristics. As of December 31, 2008, we had net par outstanding of $6.6 billion related to Subprime RMBS securitizations, of which $483 million is classified by us as Below Investment Grade risk. Of the total U.S. Subprime RMBS exposure of $6.6 billion, $6.1 billion is from transactions issued in the period from 2005 through 2007 and written in our direct financial guaranty segment. As of December 31, 2008, we had portfolio reserves of $8.8 million and case reserves of $7.8 million related to our $6.6 billion U.S. Subprime RMBS exposure, of which $6.9 million were portfolio reserves related to our $6.1 billion exposure in the direct financial guaranty segment for transactions issued from 2005 through 2007.

        The problems affecting the subprime mortgage market have been widely reported, with rising delinquencies, defaults and foreclosures negatively impacting the performance of Subprime RMBS transactions. Those concerns relate primarily to Subprime RMBS issued in the period from 2005 through 2007. The $6.1 billion exposure that we have to such transactions in our direct financial guaranty segment benefits from various structural protections, including credit enhancement that on average currently equals approximately 54.3% of the remaining principal balance of the transactions.

        We also have exposure of $433.1 million to Closed-End Second ("CES") RMBS transactions, of which $424.2 million is in the direct segment. As with other types of RMBS, we have seen significant deterioration in the performance of our CES transactions. On two transactions, which had exposure of $185.0 million, during 2008 we have seen a significant increase in delinquencies and collateral losses, which resulted in erosion of the Company's credit enhancement and the payment of claims totaling $16.2 million. Based on the Company's analysis of these transaction and their projected collateral losses, the Company had case reserves of $37.7 million as of December 31, 2008 in its direct segment. Additionally, as of December 31, 2008, the Company had portfolio reserves of $0.1 million in its financial guaranty direct segment and no case or portfolio reserves in its financial guaranty reinsurance segment related to its U.S. Closed-End Second RMBS exposure.

        Another type of RMBS transaction is generally referred to as "Alt-A RMBS". The collateral supporting such transactions is comprised of first-lien residential mortgage loans made to prime quality borrowers that lack certain ancillary characteristics that would make them prime. Included in this category is Alt-A Option ARMs, which include transactions where 66% or more of the collateral is comprised of mortgage loans that have the potential to negatively amortize. As of December 31, 2008, the Company had net par outstanding of $7.6 billion related to Alt-A RMBS securitizations. Of that amount, $7.5 billion is from transactions issued in the period from 2005 through 2007 and written in the Company's financial guaranty direct segment. As of December 31, 2008, the Company had portfolio reserves of $6.5 million and case reserves of $1.5 million related to its $7.6 billion Alt-A RMBS exposure, in the financial guaranty direct and reinsurance segments, respectively.

        The ultimate performance of the Company's RMBS transactions remains highly uncertain and may be subject to considerable volatility due to the influence of many factors, including the level and timing of loan defaults, changes in housing prices and other variables. The Company will continue to monitor the performance of its RMBS exposures and will adjust the risk ratings of those transactions based on actual performance and management's estimates of future performance.

        The Company has exposure on two life insurance reserve securitization transactions based on two discrete blocks of individual life insurance business reinsured by Scottish Re (U.S.) Inc. ("Scottish Re"). The two transactions relate to Ballantyne Re p.l.c. ("Ballantyne") (gross exposure of $500 million) and Orkney Re II, p.l.c. ("Orkney II") (gross exposure of $423 million). Under both transactions, monies raised through the issuance of the insured notes support present and future U.S. statutory life insurance reserve requirements. The monies were invested at inception of each transaction in accounts managed by a large, well-known investment manager. However, those investment accounts have incurred substantial mark-to-market losses since mid-year 2007, principally as a result of their exposure to subprime and Alt-A RMBS transactions. Largely as a result of these mark-to-market losses both we and the rating agencies have downgraded our exposure to both Ballantyne and Orkney II to below investment grade. As regards the Ballantyne transaction, the Company is working with the directing guarantor, who has insured exposure of $900 million, to remediate the risk. On the Orkney Re II transaction, the Company, as directing financial guarantor, is taking remedial action.

        Some credit losses have been realized on the securities in the Ballantyne and Orkney Re II portfolios and significant additional credit losses are expected to occur. Performance of the underlying blocks of life insurance business thus far generally has been in accordance with expectations. The combination of cash flows from the investment accounts and the treaty settlements currently is sufficient to cover interest payments due on the notes that we insure. Adverse treaty performance and/or a rise in credit losses on the invested assets are expected to lead to interest shortfalls. Additionally, the transactions also contain features linked to the market values of the invested assets, reserve funding requirements on the underlying blocks of life insurance business, and minimum capital requirements for the transactions themselves that may trigger a shut off of interest payments to the insured notes and thereby result in claim payments by the Company.

        Another key risk is that the occurrence of certain events may result in a situation where either Ballantyne and/or Orkney Re II are required to sell assets and potentially realize substantial investment losses and for Assured Guaranty Ltd. to incur corresponding insured losses ahead of the scheduled final maturity date. For example, cedants to Scottish Re may have the right to recapture blocks of life insurance business which Scottish Re has ceded to Orkney Re II. Such recaptures could require Orkney Re II to sell assets and realize investment losses. In the Ballantyne transaction, further declines in the market value of the invested assets and/or an increase in the reserve funding requirements could lead to a similar mandatory realization of investment losses and for Assured Guaranty Ltd. to incur corresponding insured losses ahead of the scheduled final maturity date.

        In order for the Company to incur an ultimate net loss on these transactions, adverse experience on the underlying block of life insurance policies and/or credit losses in the investment portfolio would need to exceed the level of credit enhancement built into the transaction structures. Based on its analysis of the information currently available, including estimates of future investment performance, projected credit impairments on the invested assets and performance of the blocks of life insurance business, at December 31, 2008, the Company established a case reserve of $17.2 million for the Ballantyne transaction. The Company has not established a case loss reserve for the Orkney Re II transaction.

        On December 19, 2008, the Company sued J.P. Morgan Investment Management Inc. ("JPMIM"), the investment manager in the Orkney II transaction, in New York Supreme Court alleging that JPMIM engaged in breaches of fiduciary duty, gross negligence and breaches of contract based upon its handling of the investments of Orkney Re II. JPMIM requested and was given an extension of time to answer until the end of February.

        The Company has exposure to a public finance transaction for sewer service in Jefferson County, Alabama through several reinsurance treaties. The Company's total exposure to this transaction is approximately $456 million as of December 31, 2008. The Company has made debt service payments during the year and expects to make additional payments in the near term. Through our cedants, the Company is currently in discussions with the bond issuer to structure a solution, which may result in some or all of these payments being recoverable. A case reserve of $6.0 million has been established as of December 31, 2008.

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

        The Company is aware that there are certain differences regarding the measurement of portfolio loss liabilities among companies in the financial guaranty industry. In January and February 2005, the Securities and Exchange Commission ("SEC") staff had discussions concerning these differences with a number of industry participants. Based on those discussions, in June 2005 the Financial Accounting Standards Board ("FASB") staff decided additional guidance is necessary regarding financial guaranty contracts. In May 2008, the FASB issued FAS No. 163, "Accounting for Financial Guarantee Insurance Contracts—An Interpretation of FASB Statement No. 60" ("FAS 163"). FAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. FAS 163 also clarifies the methodology to be used for financial guaranty premium revenue recognition and claim liability measurement as well as requiring expanded disclosures about the insurance enterprise's risk management activities. The provisions of FAS 163 related to premium revenue recognition and claim liability measurement are effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. Earlier application of these provisions is not permitted. The expanded risk management activity disclosure provisions of FAS 163 are effective for the third quarter of 2008 and are included in Note 11 "Significant Risk Management Activities" to the consolidated financial statements in Item 8 of this Form 10-K. FAS 163 will be applied to all existing and future financial guaranty insurance contracts written by us. The cumulative effect of initially applying FAS 163 will be recorded as an adjustment to retained earnings as of January 1, 2009. The adoption of FAS 163 is expected to have a material effect on our financial statements. We are in the process of estimating the impact of the adoption of FAS 163. We will continue to follow our existing accounting policies in regards to premium revenue recognition and claim liability measurement until we complete our first quarter 2009 financial statements.

        The following table provides a reconciliation of the beginning and ending balances of reserves for losses and LAE:

	For the Years Ended December 31,
	2008	2007	2006
	(in thousands of U.S. dollars)
Balance as of January 1	$125,550	$115,857	$117,376
Less reinsurance recoverable	(8,849)	(10,889)	(12,350)

Net balance as of January 1	116,701	104,968	105,026
Transfers to case reserves from portfolio reserves	69,360	10,363	9
Incurred losses and loss adjustment expenses pertaining to case and IBNR reserves:
Current year	163,197	8,056	(228)
Prior years	111,194	(17,716)	3,248

	274,391	(9,660)	3,020
Transfers to case reserves from portfolio reserves	(69,360)	(10,363)	(9)
Incurred losses and loss adjustment expenses pertaining to portfolio reserves	(8,629)	15,438	8,303

Total losses and loss adjustment expenses	265,762	5,778	11,323
Loss and loss adjustment expenses (paid) and recovered pertaining to:
Current year	(90,339)	(2,637)	(20)
Prior years	(169,061)	7,330	(11,422)

Total loss and loss adjustment expenses (paid) recovered	(259,400)	4,693	(11,442)
Change in salvage recoverable, net	67,420	1,295	42
Foreign exchange (gain) loss on reserves	(213)	(33)	19

Net balance as of December 31	190,270	116,701	104,968
Plus reinsurance recoverable	6,528	8,849	10,889

Balance as of December 31	$196,798	$125,550	$115,857

        The unfavorable current and prior year development in 2008 of is primarily due to incurred losses related to our U.S. RMBS exposures as well as other real estate related exposures. Additionally, during 2008 case reserves were established for two public finance transactions.

        The favorable prior year development in 2007 of $17.7 million is primarily due to $8.6 million of loss recoveries, $5.0 million reduction in case reserves and $4.3 million increase in salvage reserves for aircraft related transactions, reported to us by our cedant. These losses were incurred in 2002 and 2006.

        Losses and loss adjustment expenses paid (received), were $259.4 million, $(4.7) million and $11.4 million, respectively, for the years ended December 31, 2008, 2007 and 2006. The loss payments of $259.4 million in 2008 are related to several HELOC and Closed-End Second transactions, as these transactions have experienced significant deterioration during the year. The loss recovery of $4.7 million in 2007 was mainly a result of loss recoveries of $8.6 million from two aircraft related transactions in which claims were paid in 2002 and 2006. These recoveries were partially offset by loss payments related to assumed U.S. home equity line of credit exposures. The loss payments of $11.4 million in 2006 were related to a U.S. Infrastructure transaction and a European Infrastructure transaction.

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

        We have a formal review process for all securities in our investment portfolio, including a review for impairment losses. Factors considered when assessing impairment include: (1) a decline in the market value of a security by 20% or more below amortized cost for a continuous period of at least six months; (2) a decline in the market value of a security for a continuous period of 12 months; (3) recent credit downgrades of the applicable security or the issuer by rating agencies; (4) the financial condition of the applicable issuer; (5) whether scheduled interest payments are past due; and (6) whether we have the ability and intent to hold the security for a sufficient period of time to allow for anticipated recoveries in fair value. If we believe a decline in the value of a particular investment is temporary, we record the decline as an unrealized loss on our balance sheet in "accumulated other comprehensive income" in shareholders' equity. If we believe the decline is "other than temporary," we write down the carrying value of the investment and record a realized loss in our statement of operations. Our assessment of a decline in value includes management's current assessment of the factors noted above. If that assessment changes in the future, we may ultimately record a loss after having originally concluded that the decline in value was temporary.

        The Company recognized $71.3 million of other than temporary impairment losses primarily related to mortgage-backed and corporate securities for the year ended December 31, 2008. The Company continues to monitor the value of these investments. Future events may result in further impairment of the Company's investments. The Company had no write downs of investments for other than temporary impairment losses for the years ended December 31, 2007 and 2006. For additional information regarding our investments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Investment Portfolio."

        As of December 31, 2008, other than the securities discussed above, the Company's gross unrealized loss position stood at $122.5 million compared to $8.9 million at December 31, 2007. The $113.6 million increase in gross unrealized losses was primarily attributable to mortgage and asset-backed securities, $54.3 million, municipal securities, $48.6 million, and corporate securities, $10.4 million. The increase in these unrealized losses during the year ended December 31, 2008 was related to the overall illiquidity in the financial markets, due in part to credit concerns across all sectors and also due to general illiquidity, which resulted in a sudden and severe depressed demand for non-cash investments.

        As of December 31, 2008, the Company had 58 securities in an unrealized loss position for greater than 12 months, representing a gross unrealized loss of $31.6 million. Of these securities, 20 securities had unrealized losses greater than 10% of book value. The total unrealized loss for these securities as of December 31, 2008 was $24.1 million. This unrealized loss is primarily attributable to the market illiquidity and volatility in the U.S. economy mentioned above and not specific to individual issuer credit. Except as noted below, the Company has recognized no other than temporary impairment losses and has the ability and intent to hold these securities until a recovery in value.

        As of January 1, 2005, we retained BlackRock Financial Management, Inc. to manage our investment portfolio. Our investment managers have discretionary authority over our investment portfolio within the limits of our investment guidelines approved by our Board of Directors. We compensate each of these managers based upon a fixed percentage of the market value of our portfolio. During the years ended December 31, 2008, 2007 and 2006, we paid aggregate investment management fees of $2.5 million, $1.9 million and $1.8 million, respectively, to these managers.

Competition

        Our principal competitors in the financial guaranty direct market are Ambac Assurance Corporation ("Ambac"), Berkshire Hathaway Assurance Corporation ("BHAC"), Financial Security Assurance Inc. ("FSA") and MBIA Insurance Corporation ("MBIA"). On November 14, 2008, Assured entered into a definitive agreement to acquire Financial Security Assurance Holdings, Ltd, the parent company of FSA. We expect to close this transaction in either the first or second quarter of 2009, subject to the satisfaction or waiver of the closing conditions contained in the Purchase Agreement.

        There are companies that are entering or potentially may enter the market. Banks and multi-line insurers and reinsurers also participate in the broader credit enhancement market. The principal competitive factors are: (1) premium rates; (2) conditions precedent to the issuance of a policy related to the structure and security features of a proposed bond issue; (3) the financial strength ratings of the guarantor or credit ratings of the bank; (4) the quality of service and execution provided to issuers, investors and other clients of the issuer and (5) secondary market trading values of bonds insured by the financial guarantor. Financial guaranty insurance also competes domestically and internationally with other forms of credit enhancement, including the use of senior and subordinated tranches of a proposed structured finance obligation and/or overcollateralization or cash collateral accounts, as well as more traditional forms of credit support.

        The Company has no competitor devoted exclusively to financial guaranty reinsurance in the financial guaranty reinsurance market. The Company competes in the financial guaranty reinsurance market with multi-line insurers, which are able to reinsure financial guaranty insurance, and with the other primary financial guaranty insurers. Competition in the financial guaranty reinsurance business is based upon many factors including financial strength ratings from the major rating agencies, a financial enhancement rating from S&P, pricing, service, size and underwriting criteria.

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

        Assured Guaranty Mortgage, a wholly owned subsidiary of AGRO, is a New York corporation licensed as a mortgage guaranty insurer in the State of New York and in the District of Columbia and thereby is authorized solely to transact the business of mortgage guaranty insurance and reinsurance. Assured Guaranty Mortgage is an approved or accredited reinsurer in the States of California, Illinois and Wisconsin.

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

        The Maryland Insurance Administration conducts a periodic examination of insurance companies domiciled in Maryland every five years. The last such Report on Financial Examination, issued by the Maryland Insurance Administration on April 30, 2008 in connection with such examination, did not contain any materially adverse findings. The New York Insurance Department, the regulatory authority of the domiciliary jurisdiction of Assured Guaranty Mortgage, conducts a periodic examination of insurance companies domiciled in New York, also at five-year intervals. During 2008, the New York

Insurance Department completed its field work in connection with its examination of Assured Guaranty Mortgage for the period from 2003 though 2007. We anticipate the report will be issued in 2009.

        The terms and conditions of reinsurance agreements generally are not subject to regulation by any U.S. state insurance department with respect to rates. As a practical matter, however, the rates charged by primary insurers do have an effect on the rates that can be charged by reinsurers.

  State Dividend Limitations

        Maryland.    One of the primary sources of cash for the payment of debt service and dividends by Assured Guaranty is the receipt of dividends from AGC. If a dividend or distribution is an "extraordinary dividend," it must be reported to, and approved by, the Insurance Commissioner prior to payment. An "extraordinary dividend" is defined to be any dividend or distribution to stockholders, such as Assured Guaranty US Holdings Inc., which together with dividends paid during the preceding twelve months exceeds the lesser of 10% of an insurance company's policyholders' surplus at the preceding December 31 or 100% of AGC's adjusted net investment income during that period. Further, an insurer may not pay any dividend or make any distribution to its shareholders unless the insurer notifies the Insurance Commissioner of the proposed payment within five business days following declaration and at least ten days before payment. The Insurance Commissioner may declare that such dividend not be paid if the Commissioner finds that the insurer's policyholders' surplus would be inadequate after payment of the dividend or could lead the insurer to a hazardous financial condition. AGC declared and paid dividends of $16.5 million, $12.1 million and $13.8 million during 2008, 2007 and 2006, respectively, to Assured Guaranty US Holdings Inc. The maximum amount available during 2009 for the payment of dividends by AGC which would not be characterized as "extraordinary dividends" is approximately $37.8 million.

        New York.    Under the New York Insurance Law, Assured Guaranty Mortgage may declare or pay any dividend only out of "earned surplus," which is defined as that portion of the company's surplus that represents the net earnings, gains or profits (after deduction of all losses) that have not been distributed to shareholders as dividends or transferred to stated capital, capital surplus or contingency reserves, or applied to other purposes permitted by law, but does not include unrealized appreciation of assets. Additionally, no dividend may be declared or distributed in an amount which, together with all dividends declared or distributed by it during the preceding twelve months, exceeds the lesser of 10% of Assured Guaranty Mortgage's statutory surplus as shown on its latest statutory financial statement on file with the New York Superintendent of Insurance, or 100% of Assured Guaranty Mortgage's adjusted net investment income during that period, unless, upon prior application, the Superintendent approves a greater dividend or distribution after finding that the company will retain sufficient surplus to support its obligations and writings. Assured Guaranty Mortgage did not declare or pay dividends during 2008. As of December 31, 2008, Assured Guaranty Mortgage had negative unassigned funds and therefore cannot pay dividends during 2009.

  Contingency Reserves

        In accordance with Maryland insurance law and regulations, AGC maintains a statutory contingency reserve for the protection of policyholders against the effect of adverse economic cycles. The contingency reserve is maintained for each obligation and is equal to the greater of 50% of the premiums written or a percentage of principal guaranteed (which percentage varies from 0.55% to 2.5% depending on the nature of the asset). The contingency reserve is put up over a period of either 15 or 20 years, depending on the nature of the obligation, and then taken down over the same period of time. The contingency reserve may be maintained net of reinsurance. AGC's contingency reserve as of December 31, 2008 was in compliance with these insurance laws and regulations.

        Under the New York Insurance Law, Assured Guaranty Mortgage must establish a contingency reserve to protect policyholders against the effect of adverse economic cycles. This reserve is established out of net premiums (gross premiums less premiums returned to policyholders) remaining after the statutory unearned premium reserve is established. Contributions to the contingency reserve must equal 50% of remaining earned premiums and, except as otherwise approved by the Superintendent of Insurance, must be maintained in the contingency reserve for a period of 120 months. Reinsurers are required to establish a contingency reserve equal to their proportionate share of the reserve established by the ceding company. Assured Guaranty Mortgage's contingency reserve as of December 31, 2008 was in compliance with these insurance laws and regulations.

  Risk-to-Capital Requirements

        Under the New York Insurance Law, Assured Guaranty Mortgage's total liability, net of applicable reinsurance, under its aggregate insurance policies may not exceed 25 times its total policyholders' surplus, commonly known as the "risk-to-capital" requirement. As of December 31, 2008, the consolidated risk-to-capital ratio for Assured Guaranty Mortgage was below the limit.

  Investments

        The Assured Guaranty U.S. Subsidiaries are subject to laws and regulations that require diversification of their investment portfolio and limit the amount of investments in certain asset categories, such as below investment grade fixed maturity securities, equity real estate, other equity investments, and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus, and, in some instances, would require divestiture of such non-qualifying investments. We believe that the investments made by the Assured Guaranty U.S. Subsidiaries complied with such regulations as of December 31, 2008. In addition, any investment must be approved by the insurance company's Board of Directors or a committee thereof that is responsible for supervising or making such investment.

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

Bermuda

        Each of AG Re and AGRO, our "Bermuda Subsidiaries," is an insurance company currently registered and licensed as a "Class 3 insurer" and a "long term insurer" under the Insurance Act 1978 of Bermuda. AGC is permitted under a revocable permit granted under the Companies Act 1981 of Bermuda (the "Companies Act") to engage in and carry on trade and business limited to engaging in certain non U.S. financial guaranty insurance and reinsurance outside Bermuda from a principal place of business in Bermuda, subject to compliance with the conditions attached to the permit and relevant provisions of the Companies Act (including having a Bermuda principal representative for the Companies Act purposes, restrictions on activities in Bermuda, publication and filing of prospectuses on public offerings of securities, registration of charges against its assets and certain winding up provisions). AGC is also licensed as a Class 3 insurer in Bermuda.

        The Insurance Act 1978 of Bermuda, amendments thereto and related regulations (collectively, the "Insurance Act") impose on insurance companies certain solvency and liquidity standards; certain restrictions on the declaration and payment of dividends and distributions; certain restrictions on the reduction of statutory capital; certain restrictions on the winding up of long term insurers; and certain auditing and reporting requirements and also the need to have a principal representative and a principal office (as understood under the Insurance Act) in Bermuda. The Insurance Act grants to the Bermuda Monetary Authority (the "Authority") the power to cancel insurance licenses, supervise, investigate and intervene in the affairs of insurance companies and in certain circumstances share information with foreign regulators. Class 3 insurers are authorized to carry on general insurance business (as understood under the Insurance Act), subject to conditions attached to the license and to compliance with minimum capital and surplus requirements, solvency margin, liquidity ratio and other requirements imposed by the Insurance Act. Long term insurers are permitted to carry on long term business (as understood under the Insurance Act) subject to conditions attached to the license and to similar compliance requirements and the requirement to maintain its long term business fund (a segregated fund). Each of AG Re and AGRO is required annually to file statutorily mandated financial statements and returns, audited by an auditor approved by the Authority (no approved auditor of an insurer may have an interest in that insurer, other than as an insured, and no officer, servant or agent of an insurer shall be eligible for appointment as an insurer's approved auditor), together with an annual loss reserve opinion of the Authority approved loss reserve specialist and the required actuary's certificate with respect to the long term business. AGC has an exemption from such filings, subject to certain conditions. On January 15, 2009 the Authority issued an On-site Assessment Final Management Report with respect to the 2007 review of AG Re. This report did not contain any adverse findings.

        In addition, pursuant to provisions under the Insurance Act, any person who becomes a holder of at least 10%, 20%, 33% or 50% of our common shares must notify the Authority in writing within 45 days of becoming such a holder or 30 days from the date they have knowledge of having become such a holder, whichever is later. The Authority has the power to object to a person holding 10% or more of our common shares if it appears to the Authority that the person is not fit and proper to be such a holder. In such a case, the Authority may require the holder to reduce their shareholding in us and may direct, among other things, that the voting rights attaching to their common shares shall not be exercisable. A person that does not comply with such a notice or direction from the Authority will be guilty of an offence.

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

  •
  With respect to the distribution (including repurchase of shares) of any share capital, contributed surplus or other statutory capital, certain restrictions under the Insurance Act 1978 may apply if the proposal is to reduce its total statutory capital. Before reducing its total statutory capital by 15% or more of the insurer's total statutory capital as set out in its previous year's financial statements, a Class 3 insurer or a long-term insurer must obtain the prior approval of the Authority.

  •
  With respect to the declaration and payment of dividends:

  (a)
  the insurer may not declare or pay any dividends during any financial year if it would cause the insurer to fail the applicable solvency margin or liquidity ratio (the "relevant margins");

  (b)
  if the insurer failed to meet any of its relevant margins on the last day of any financial year the insurer may not, without the prior approval of the Authority, declare or pay any dividends during the next financial year; and

  (c)
  a Class 3 insurer which at any time fails to meet its general business solvency margin may not declare or pay any dividend until the failure is rectified, and also in such circumstances the Class 3 insurer must report, within 30 days after becoming aware of its failure or having reason to believe that such failure has occurred, to the Authority giving particulars of the circumstances leading to the failure and the manner and time in which the Class 3 insurer intends to rectify the failure.

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

        The Insurance Act was amended in 2008 by the introduction of, amongst other things, a new classification system of the Class 3 insurance sector. Subject to certain exceptions, all Class 3 insurers have been required to submit a re-classification application to the Authority by December 31, 2008. Under the new classification criteria, all Class 3 companies are now classified as a Class 3 insurer, Class 3A (Small Commercial) insurer or Class 3B (Large Commercial) insurer. AG Re has applied to be reclassified as a Class 3B insurer and AGRO has applied to be reclassified as a Class 3A insurer. AGC is not currently required by the Authority to reclassify and will currently remain a Class 3 insurer.

At present, Class 3A and 3B insurers are subject to the same regulation as Class 3 insurers, although we anticipate an increased level of supervision for Class 3A and 3B insurers in the future. In particular, we anticipate that the Authority will extend the risk-based capital model currently only applicable to Class 4 insurers to Class 3B insurers later in 2009 or 2010.

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

  Certain Other Bermuda Law Considerations

        Although Assured Guaranty Ltd. is incorporated in Bermuda, it is classified as a non-resident of Bermuda for exchange control purposes by the Authority. Pursuant to its non-resident status, Assured Guaranty may engage in transactions in currencies other than Bermuda dollars and there are no restrictions on its ability to transfer funds (other than funds denominated in Bermuda dollars) in and out of Bermuda or to pay dividends to U.S. residents who are holders of its common shares.

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

        Special considerations apply to our Bermuda operations. Under Bermuda law, non-Bermudians, other than spouses of Bermudians and individuals holding permanent resident certificates or working resident certificates, are not permitted to engage in any gainful occupation in Bermuda without a work permit issued by the Bermuda government. A work permit is only granted or extended if the employer can show that, after a proper public advertisement, no Bermudian, spouse of a Bermudian or individual holding a permanent resident certificate or working resident certificate is available who meets the minimum standards for the position. The Bermuda government has a policy that places a six-year term limit on individuals with work permits, subject to specified exemptions for persons deemed to be key employees. Currently, all of our Bermuda based professional employees who require work permits have been granted work permits by the Bermuda government. This includes the following key employees:

Messrs. Frederico, Mills, Michener, Penchoff, Albert, Pickering and Bailenson and Ms. Purtill each of whom has received a work permit.

United Kingdom

  General

        Since December 1, 2001, the regulation of the financial services industry in the United Kingdom has been consolidated under the Financial Services Authority ("FSA UK"). In addition, the regulatory regime in the United Kingdom must comply with certain European Union ("EU") directives binding on all EU member states and notably the Markets in Financial Instruments Directive ("MiFID") which came into effect on November 1, 2007, replacing the Investments Services Directive, largely for the purposes of harmonizing the regulatory regime for investment services and activities across the EEA (see definition of "EEA" under "Passporting" below).

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

        Assured Guaranty (UK) Ltd. is authorized to effect and carry out certain classes of non-life insurance, specifically: classes 14 (credit), 15 (suretyship) and 16 (miscellaneous financial loss). This scope of permission is sufficient to enable Assured Guaranty (UK) Ltd. to effect and carry out financial guaranty insurance and reinsurance. The insurance and reinsurance businesses of Assured Guaranty (UK) Ltd. are subject to close supervision by the FSA UK. In addition to its requirements for senior management arrangements, systems and controls of insurance and reinsurance companies under its jurisdiction, the FSA UK now regards itself as a principles based regulator and is placing an increased emphasis on risk identification and management in relation to the prudential regulation of insurance and reinsurance business in the United Kingdom. In recent years, there have been a number of changes to the FSA UK's rules that affect insurance and reinsurance companies authorized in the UK. For example, the FSA UK introduced rules on the sale of general insurance, known as insurance mediation, and introduced the General Prudential Sourcebook (GENPRU); the Prudential Sourcebook for Insurers (INSPRU); and the Interim Prudential Sourcebook for Insurers (IPRU-INS), together the "Prudential Sourcebooks" which include measures such as risk-based capital adequacy rules, including individual capital assessments which are intended to align capital requirements with the risk profile of each insurance company and proposals aimed at ensuring adequate diversification of an insurer's or reinsurer's exposures to any credit risks of its reinsurers. Assured Guaranty (UK) Ltd. has calculated its minimum required capital according to the FSA's individual capital adequacy criteria and is in compliance.

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

        The FSA UK has adopted a principles based and risk-based approach to the supervision of insurance companies. Under this approach, the FSA UK periodically performs a formal risk assessment of insurance companies or groups carrying on business in the UK which varies in scope according to the risk profile of the insurer. The FSA UK performs its risk assessment broadly, by analyzing information which it receives during the normal course of its supervision, such as regular prudential returns on the financial position of the insurance company, or which it acquires through a series of meetings with senior management of the insurance company and by making use of its thematic work. After each risk assessment, the FSA UK will inform the insurer of its views on the insurer's risk profile. This will include details of any remedial action that the FSA UK requires and the likely consequences if this action is not taken.

  Solvency Requirements

        GENPRU and INSPRU require that non-life insurance companies such as Assured Guaranty (UK) Ltd. maintain a margin of solvency at all times in respect of the liabilities of the insurance company, the calculation of which depends on the type and amount of insurance business a company writes. The method of calculation of the solvency margin (known as the minimum capital requirement) is set out in the Prudential Sourcebooks, and for these purposes, the insurer's assets and liabilities are subject to specified valuation rules. The Prudential Sourcebooks also requires that Assured Guaranty (UK) Ltd. calculates and shares with the FSA UK its "enhanced capital requirement" based on risk-weightings applied to assets held and lines of business written. This enhanced capital requirement is not yet a legally binding requirement but is required to form the basis of Assured Guaranty (UK) Ltd.'s individual capital assessment which is then discussed with the FSA UK. Failure to maintain capital at least equal to the higher of the minimum capital requirement and the individual capital assessment is one of the grounds on which the wide powers of intervention conferred upon the FSA UK may be exercised.

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

Tax Matters

Taxation of Assured Guaranty and Subsidiaries

Bermuda

        Under current Bermuda law, there is no Bermuda income, corporate or profits tax or withholding tax, capital gains tax or capital transfer tax payable by Assured Guaranty or our Bermuda Subsidiaries. Assured Guaranty, AGC, and the Bermuda Subsidiaries have each obtained from the Minister of Finance under the Exempted Undertakings Tax Protection Act 1966, as amended, an assurance that, in the event that Bermuda enacts legislation imposing tax computed on profits, income, any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance, then the imposition of any such tax shall not be applicable to Assured Guaranty, AGC or the Bermuda Subsidiaries or to any of their operations or their shares, debentures or other obligations, until March 28, 2016. This assurance is subject to the proviso that it is not to be construed so as to prevent the application of any tax or duty to such persons as are ordinarily resident in Bermuda, or to prevent the application of any tax payable in accordance with the provisions of the Land Tax Act 1967 or otherwise payable in relation to any land leased to Assured Guaranty, AGC or the Bermuda Subsidiaries. Assured Guaranty, AGC and the Bermuda Subsidiaries each pay annual Bermuda government fees, and the Bermuda Subsidiaries and AGC pay annual insurance license fees. In addition, all entities employing individuals in Bermuda are required to pay a payroll tax and there are other sundry taxes payable, directly or indirectly, to the Bermuda government.

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

        Under the income tax treaty between Bermuda and the United States (the "Bermuda Treaty"), a Bermuda insurance company would not be subject to U.S. income tax on income found to be effectively connected with a U.S. trade or business unless that trade or business is conducted through a permanent establishment in the United States. AG Re currently intends to conduct its activities so that it does not have a permanent establishment in the United States.

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

        Foreign insurance companies carrying on an insurance business within the United States have a certain minimum amount of effectively connected net investment income, determined in accordance with a formula that depends, in part, on the amount of U.S. risk insured or reinsured by such companies. If AG Re is considered to be engaged in the conduct of an insurance business in the United States and is not entitled to the benefits of the Bermuda Treaty in general (because it fails to satisfy one of the limitations on treaty benefits discussed above), the Internal Revenue of 1986, as amended (the "Code") could subject a significant portion of AG Re's investment income to U.S. income tax.

        Foreign corporations not engaged in a trade or business in the U.S., and those that are engaged in a U.S. trade or business with respect to their non-effectively connected income are nonetheless subject to U.S. income tax imposed by withholding on certain "fixed or determinable annual or periodic gains, profits and income" derived from sources within the U.S. (such as dividends and certain interest on investments), subject to exemption under the Code or reduction by applicable treaties. Generally under the U.S. income tax treaty with the United Kingdom the withholding rate is reduced (i) on dividends from less than 10% owned corporations to 15%; (ii) on dividends from 10% or more owned corporations to 5%; and (iii) on interest to 0%. The Bermuda Treaty does not reduce the U.S. withholding rate on U.S.-sourced investment income. The standard non-treaty rate of U.S. withholding tax is currently 30%. Accordingly, dividends paid, if any, by Assured Guaranty U.S. Holdings to Assured Guaranty or Assured Guaranty Overseas U.S. Holdings Inc. to AG Re should be subject to a 30% U.S. withholding tax.

        Assured Guaranty US Holdings, AGC, AG Financial Products Inc., Assured Guaranty Overseas US Holdings and Assured Guaranty Mortgage are each a U.S. domiciled corporation and AGRO has elected to be treated as a U.S. corporation for all U.S. federal tax purposes. As such, each corporation is subject to taxation in the United States at regular corporate rates.

Taxation of Shareholders

Bermuda Taxation

        Currently, there is no Bermuda capital gains tax, or withholding or other tax payable on principal, interests or dividends paid to the holders of the common shares of Assured Guaranty.

United States Taxation

        This discussion is based upon the Code, the regulations promulgated thereunder and any relevant administrative rulings or pronouncements or judicial decisions, all as in effect on the date hereof and as currently interpreted, and does not take into account possible changes in such tax laws or interpretations thereof, which may apply retroactively. This discussion does not include any description of the tax laws of any state or local governments within the United States or any foreign government.

        The following summary sets forth the material U.S. federal income tax considerations related to the purchase, ownership and disposition of our shares. Unless otherwise stated, this summary deals only with holders that are U.S. Persons (as defined below) who purchase their shares and who hold their shares as capital assets within the meaning of section 1221 of the Code. The following discussion is only a discussion of the material U.S. federal income tax matters as described herein and does not purport to address all of the U.S. federal income tax consequences that may be relevant to a particular shareholder in light of such shareholder's specific circumstances. For example, special rules apply to certain shareholders, such as partnerships, insurance companies, regulated investment companies, real estate investment trusts, financial asset securitization investment trusts, dealers or traders in securities, tax exempt organizations, expatriates, persons that do not hold their securities in the U.S. dollar, persons who are considered with respect to any of us as "United States shareholders" for purposes of the controlled foreign corporation ("CFC") rules of the Code (generally, a U.S. Person, as defined below, who owns or is deemed to own 10% or more of the total combined voting power of all classes of Assured Guaranty or the stock of any of our foreign subsidiaries entitled to vote (i.e., 10% U.S. Shareholders)), or persons who hold the common shares as part of a hedging or conversion transaction or as part of a short-sale or straddle. Any such shareholder should consult their tax advisor.

        If a partnership holds our shares, the tax treatment of the partners will generally depend on the status of the partner and the activities of the partnership. Partners of a partnership owning our shares should consult their tax advisers.

        For purposes of this discussion, the term "U.S. Person" means: (i) a citizen or resident of the United States, (ii) a partnership or corporation, created or organized in or under the laws of the United States, or organized under any political subdivision thereof, (iii) an estate the income of which is subject to U.S. federal income taxation regardless of its source, (iv) a trust if either (x) a court within the United States is able to exercise primary supervision over the administration of such trust and one or more U.S. Persons have the authority to control all substantial decisions of such trust or (y) the trust has a valid election in effect to be treated as a U.S. Person for U.S. federal income tax purposes or (v) any other person or entity that is treated for U.S. federal income tax purposes as if it were one of the foregoing.

        Taxation of Distributions.    Subject to the discussions below relating to the potential application of the CFC, related person insurance income ("RPII") and passive foreign investment company ("PFIC") rules, cash distributions, if any, made with respect to our shares will constitute dividends for U.S. federal income tax purposes to the extent paid out of current or accumulated earnings and profits of Assured Guaranty (as computed using U.S. tax principles). Under current legislation, certain dividends paid to individual and certain other non-corporate shareholders before 2011 are eligible for reduced rates of tax. Dividends paid by Assured Guaranty to corporate shareholders will not be eligible for the dividends received deduction. To the extent such distributions exceed Assured Guaranty's earnings and profits, they will be treated first as a return of the shareholder's basis in the common shares to the extent thereof, and then as gain from the sale of a capital asset.

        We believe dividends paid by us on our common shares before 2011 to non-corporate holders will be eligible for reduced rates of tax up to a maximum of 15% as "qualified dividend income," provided that we are not a PFIC and certain other requirements, including stock holding period requirements, are satisfied. Qualified dividend income is subject to tax and capital gain rates.

        Classification of Assured Guaranty or its Foreign Subsidiaries as a Controlled Foreign Corporation.    Each 10% U.S. Shareholder (as defined below) of a foreign corporation that is a CFC for an uninterrupted period of 30 days or more during a taxable year, and who owns shares in the foreign corporation, directly or indirectly through foreign entities, on the last day of the foreign corporation's taxable year on which it is CFC, must include in its gross income for U.S. federal income tax purposes its pro rata share of the CFC's "subpart F income," even if the subpart F income is not distributed. "Subpart F income" of a foreign insurance corporation typically includes foreign personal holding company income (such as interest, dividends and other types of passive income), as well as insurance and reinsurance income (including underwriting and investment income). A foreign corporation is considered a CFC if 10% U.S. Shareholders own (directly, indirectly through foreign entities or by attribution by application of the constructive ownership rules of section 958(b) of the Code (i.e., "constructively")) more than 50% of the total combined voting power of all classes of voting stock of such foreign corporation, or more than 50% of the total value of all stock of such corporation on any day during the taxable year of such corporation. For purposes of taking into account insurance income, a CFC also includes a foreign insurance company in which more than 25% of the total combined voting power of all classes of stock (or more than 25% of the total value of the stock) is owned by 10% U.S. Shareholders, on any day during the taxable year of such corporation. A "10% U.S. Shareholder" is a U.S. Person who owns (directly, indirectly through foreign entities or constructively) at least 10% of the total combined voting power of all classes of stock entitled to vote of the foreign corporation. We believe that because of the dispersion of our share ownership, provisions in our organizational documents that limit voting power (these provisions are described in "Description of Share Capital") and other factors, no U.S. Person who owns shares of Assured Guaranty directly or indirectly through one or more foreign entities should be treated as owning (directly, indirectly through foreign entities, or constructively), 10% or more of the total voting power of all classes of shares of Assured Guaranty or any of its foreign subsidiaries. It is possible, however, that the Internal Revenue Service ("IRS") could challenge the effectiveness of these provisions and that a court could sustain such a challenge.

        The RPII CFC Provisions.    The following discussion generally is applicable only if the RPII of AG Re determined on a gross basis, is 20% or more of AG Re's gross insurance income for the taxable year and the 20% Ownership Exception (as defined below) is not met. The following discussion generally would not apply for any taxable year in which AG Re's gross RPII falls below the 20% threshold or the 20% Ownership Exception is met. Although we cannot be certain, Assured Guaranty believes that AG Re was in prior years of operations and will be for the foreseeable future below either the 20% threshold or 20% Ownership Exception for each tax year.

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

        RPII Exceptions.    The special RPII rules do not apply if (i) at all times during the taxable year less than 20% of the voting power and less than 20% of the value of the stock of Assured Guaranty (the "20% Ownership Exception") is owned (directly or indirectly) by persons whose (directly or indirectly) insured under any policy of insurance or reinsurance issued by AG Re or related persons to any such person, (ii) RPII, determined on a gross basis, is less than 20% of AG Re's gross insurance income for the taxable year (the "20% Gross Income Exception), (iii) AG Re elects to be taxed on its RPII as if the RPII were effectively connected with the conduct of a U.S. trade or business, and to waive all treaty benefits with respect to RPII and meet certain other requirements or (iv) AG Re elects to be treated as a U.S. corporation and waive all treaty benefits and meet certain other requirements. AG Re does not intend to make either of these elections. Where none of these exceptions applies, each U.S. Person owning or treated as owning any shares in Assured Guaranty (and therefore, indirectly, in AG Re) on the last day of Assured Guaranty's taxable year will be required to include in its gross income for U.S. federal income tax purposes its share of the RPII for the portion of the taxable year during which AG Re was a CFC under the RPII provisions, determined as if all such RPII were distributed proportionately only to such U.S. Persons at that date, but limited by each such U.S. Person's share of AG Re's current-year earnings and profits as reduced by the U.S. Person's share, if any, of certain prior-year deficits in earnings and profits. AG Re intends to operate in a manner that is intended to ensure that it qualifies for either the 20% Gross Income Exception or 20% Ownership Exception.

        Computation of RPII.    For any year in which AG Re does not meet the 20% Ownership Exception or the 20% Gross Income Exception, Assured Guaranty may also seek information from its shareholders as to whether beneficial owners of shares at the end of the year are U.S. Persons so that the RPII may be determined and apportioned among such persons; to the extent Assured Guaranty is unable to determine whether a beneficial owner of shares is a U.S. Person, Assured Guaranty may assume that such owner is not a U.S. Person, thereby increasing the per share RPII amount for all known RPII shareholders. The amount of RPII includable in the income of a RPII shareholder is based upon the net RPII income for the year after deducting related expenses such as losses, loss reserves and operating expenses.

        If AG Re meets the 20% Ownership Exception or the 20% Gross Income Exception, RPII shareholders will not be required to include RPII in their taxable income. The amount of RPII includable in the income of a RPII shareholder is based upon the net RPII income for the year after deducting related expenses such as losses, loss reserves and operating expenses.

        Apportionment of RPII to U.S. Holders.    Every RPII shareholder who owns shares on the last day of any taxable year of Assured Guaranty in which AG Re does not meet the 20% Ownership Exception and the 20% Gross Income Exception should expect that for such year it will be required to include in gross income its share of AG Re's RPII for the portion of the taxable year during which AG Re was a CFC under the RPII provisions, whether or not distributed, even though it may not have owned the shares throughout such period. A RPII shareholder who owns shares during such taxable year but not on the last day of the taxable year is not required to include in gross income any part of AG Re's RPII.

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

        Information Reporting.    Under certain circumstances, U.S. Persons owning shares (directly, indirectly or constructively) in a foreign corporation are required to file IRS Form 5471 with their U.S. federal income tax returns. Generally, information reporting on IRS Form 5471 is required by (i) a person who is treated as a RPII shareholder, (ii) a 10% U.S. Shareholder of a foreign corporation that is a CFC for an uninterrupted period of 30 days or more during any tax year of the foreign corporation and who owned the stock on the last day of that year; and (iii) under certain circumstances, a U.S. Person who acquires stock in a foreign corporation and as a result thereof owns 10% or more of the voting power or value of such foreign corporation, whether or not such foreign corporation is a CFC. For any taxable year in which we determine that the 20% Gross Income Exception and the 20% Ownership Exception does not apply, we will provide to all U.S. Persons registered as shareholders of its shares a completed IRS Form 5471 or the relevant information necessary to complete the form. Failure to file IRS Form 5471 may result in penalties.

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

        Dispositions of Our Shares.    Subject to the discussions below relating to the potential application of the Code section 1248 and PFIC rules, holders of shares generally should recognize capital gain or loss for U.S. federal income tax purposes on the sale, exchange or other disposition of shares in the same manner as on the sale, exchange or other disposition of any other shares held as capital assets. If the holding period for these shares exceeds one year, any gain will be subject to tax at a current maximum marginal tax rate of 15% for individuals and 35% for corporations. Moreover, gain, if any, generally will be a U.S. source gain and generally will constitute "passive income" for foreign tax credit limitation purposes.

        Code section 1248 provides that if a U.S. Person sells or exchanges stock in a foreign corporation and such person owned, directly, indirectly through certain foreign entities or constructively, 10% or more of the voting power of the corporation at any time during the five-year period ending on the date of disposition when the corporation was a CFC, any gain from the sale or exchange of the shares will be treated as a dividend to the extent of the CFC's earnings and profits (determined under U.S. federal income tax principles) during the period that the shareholder held the shares and while the corporation was a CFC (with certain adjustments). We believe that because of the dispersion of our share ownership, provisions in our organizational documents that limit voting power and other factors that no U.S. shareholder of Assured Guaranty should be treated as owning (directly, indirectly through foreign entities or constructively) 10% of more of the total voting power of Assured Guaranty; to the extent this is the case this application of Code Section 1248 under the regular CFC rules should not apply to dispositions of our common shares. It is possible, however, that the IRS could challenge the effectiveness of these provisions and that a court could sustain such a challenge. A 10% U.S. Shareholder may in certain circumstances be required to report a disposition of shares of a CFC by attaching IRS Form 5471 to the U.S. federal income tax or information return that it would normally file for the taxable year in which the disposition occurs. In the event this is determined necessary, Assured Guaranty will provide a completed IRS Form 5471 or the relevant information necessary to complete the Form. Code section 1248 in conjunction with the RPII rules also applies to the sale or exchange of shares in a foreign corporation if the foreign corporation would be treated as a CFC for RPII purposes regardless of whether the shareholder is a 10% U.S. Shareholder or whether the 20% Ownership Exception or 20% Gross Income Exception applies. Existing proposed regulations do not address whether Code section 1248 would apply if a foreign corporation is not a CFC but the foreign corporation has a subsidiary that is a CFC and that would be taxed as an insurance company if it were a domestic corporation. We believe, however, that this application of Code section 1248 under the RPII rules should not apply to dispositions of our shares because Assured Guaranty will not be directly engaged in the insurance business. We cannot be certain, however, that the IRS will not interpret the proposed regulations in a contrary manner or that the Treasury Department will not amend the proposed regulations to provide that these rules will apply to dispositions of common shares. Prospective investors should consult their tax advisors regarding the effects of these rules on a disposition of common shares.

        Passive Foreign Investment Companies.    In general, a foreign corporation will be a PFIC during a given year if (i) 75% or more of its gross income constitutes "passive income" (the "75% test") or (ii) 50% or more of its assets produce passive income (the "50% test").

        If Assured Guaranty were characterized as a PFIC during a given year, each U.S. Person holding our shares would be subject to a penalty tax at the time of the sale at a gain of, or receipt of an "excess distribution" with respect to, their common shares, unless such person (i) is a 10% U.S. Shareholder and we are a CFC or (ii) made a "qualified electing fund election" or "mark-to-market" election. It is uncertain that Assured Guaranty would be able to provide its shareholders with the information necessary for a U.S. Person to make these elections. In addition, if Assured Guaranty were considered a PFIC, upon the death of any U.S. individual owning common shares, such individual's heirs or estate would not be entitled to a "step-up" in the basis of the common shares that might otherwise be available under U.S. federal income tax laws. In general, a shareholder receives an "excess distribution" if the amount of the distribution is more than 125% of the average distribution with respect to the common shares during the three preceding taxable years (or shorter period during which the taxpayer held common shares). In general, the penalty tax is equivalent to an interest charge on taxes that are deemed due during the period the shareholder owned the common shares, computed by assuming that the excess distribution or gain (in the case of a sale) with respect to the common shares was taken in equal portion at the highest applicable tax rate on ordinary income throughout the shareholder's period of ownership. The interest charge is equal to the applicable rate imposed on underpayments of U.S. federal income tax for such period. In addition, a distribution paid by Assured Guaranty to U.S. shareholders that is characterized as a dividend and is not characterized as an excess distribution would not be eligible for reduced rates of tax as qualified dividend income with respect to dividends paid before 2011.

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

        The insurance income exception is intended to ensure that income derived by a bona fide insurance company is not treated as passive income, except to the extent such income is attributable to financial reserves in excess of the reasonable needs of the insurance business. We expect, for purposes of the PFIC rules, that each of our insurance subsidiaries will be predominantly engaged in an insurance business and is unlikely to have financial reserves in excess of the reasonable needs of its insurance business in each year of operations. Accordingly, none of the income or assets of our insurance subsidiaries should be treated as passive. Additionally, we expect that in each year of operations the passive income and assets of our non-insurance subsidiaries will not exceed the 75% test or 50% test amounts in each year of operations with respect to the overall income and assets of Assured Guaranty and its subsidiaries. Under the look-through rule Assured Guaranty should be deemed to own its proportionate share of the assets and to have received its proportionate share of the income of its direct and indirect subsidiaries for purposes of the 75% test and the 50% test. As a result, we believe that Assured Guaranty was not and should not be treated as a PFIC. We cannot be certain, however, as there are currently no regulations regarding the application of the PFIC provisions to an insurance company and new regulations or pronouncements interpreting or clarifying these rules may be forthcoming, that the IRS will not successfully challenge this position. Prospective investors should consult their tax advisor as to the effects of the PFIC rules.

        Foreign tax credit.    If U.S. Persons own a majority of our common shares, only a portion of the current income inclusions, if any, under the CFC, RPII and PFIC rules and of dividends paid by us (including any gain from the sale of common shares that is treated as a dividend under section 1248 of the Code) will be treated as foreign source income for purposes of computing a shareholder's U.S. foreign tax credit limitations. We will consider providing shareholders with information regarding the portion of such amounts constituting foreign source income to the extent such information is reasonably available. It is also likely that substantially all of the "subpart F income," RPII and dividends that are foreign source income will constitute either "passive" or "general" income. Thus, it may not be possible for most shareholders to utilize excess foreign tax credits to reduce U.S. tax on such income.

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

        Changes in U.S. Federal Income Tax Law Could Materially Adversely Affect Us or Our Shareholders.    Legislation has been introduced in the U.S. Congress intended to eliminate certain perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the United States but have certain U.S. connections. For example, legislation has been introduced in Congress to limit the deductibility of reinsurance premiums paid by U.S. companies to foreign affiliates. It is possible that this or similar legislation could be introduced in and enacted by the current Congress or future Congresses that could have an adverse impact on us or our shareholders.

        Additionally, The tax laws and interpretations regarding whether a company is engaged in a U.S. trade or business or whether a company is a CFC or a PFIC or has RPII are subject to change, possibly on a retroactive basis. There are currently no regulations regarding the application of the PFIC rules to an insurance company. Additionally, the regulations regarding related person insurance income are still in proposed form. New regulations or pronouncements interpreting or clarifying such rules may be forthcoming. We cannot be certain if, when or in what form such regulations or pronouncements may be provided and whether such guidance will have a retroactive effect.

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

General

        We have an authorized share capital of $5,000,000 divided into 500,000,000 shares, par value U.S. $0.01 per share, of which 91,097,894 common shares were issued and outstanding as of February 12, 2009. Except as described below, our common shares have no preemptive rights or other rights to subscribe for additional common shares, no rights of redemption, conversion or exchange and no sinking fund rights. In the event of liquidation, dissolution or winding-up, the holders of our common shares are entitled to share equally, in proportion to the number of common shares held by such holder, in our assets, if any remain after the payment of all our debts and liabilities and the liquidation preference of any outstanding preferred shares. Under certain circumstances, we have the right to purchase all or a portion of the shares held by a shareholder. See "—Acquisition of Common Shares by Us" below.

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

Employees

        As of December 31, 2008, we had 160 employees. None of our employees are subject to collective bargaining agreements. We believe that employee relations are satisfactory.

Available Information

        We maintain an Internet web site at www.assuredguaranty.com. We make available, free of charge, on our web site (under Investor Information/SEC Filings) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 (a) or 15 (d) of the Exchange Act (15 U.S.C. 78m (a) or 78o(d)) as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission.

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

 Risks Related to Our Company

A downgrade of the financial strength or financial enhancement ratings of any of our insurance subsidiaries would adversely affect our business and prospects and, consequently, our results of operations and financial condition.

        Financial strength ratings are an important factor in establishing the competitive position of financial guaranty insurance and reinsurance companies. The objective of these ratings is to provide an opinion of an insurer's financial strength and ability to meet ongoing obligations to its policyholders. Ratings reflect the rating agencies' opinions of our financial strength, and are neither evaluations directed to investors in our common shares nor recommendations to buy, sell or hold our common shares.

        As of the date of this Form 10-K, our insurance company subsidiaries have been assigned the following insurance financial strength ratings:

	Moody's	S&P	Fitch
Assured Guaranty Corp	Aa2(Excellent)	AAA(Extremely Strong)	AAA(Extremely Strong)
Assured Guaranty Re Ltd	Aa3(Excellent)	AA(Very Strong)	AA(Very Strong)
Assured Guaranty Re Overseas Ltd	Aa3(Excellent)	AA(Very Strong)	AA(Very Strong)
Assured Guaranty Mortgage Insurance Company	Aa3(Excellent)	AA(Very Strong)	AA(Very Strong)
Assured Guaranty (UK) Ltd	Aa2(Excellent)	AAA(Extremely Strong)	AAA(Extremely Strong)

        "Aa2" (Excellent) is the third highest ranking and "Aa3" (Excellent) is the fourth highest ranking of 21 ratings categories used by Moody's Investors Service ("Moody's"). A "AAA" (Extremely Strong) rating is the highest ranking and "AA" (Very Strong) is the third highest ranking of the 21 ratings categories used by Standard & Poor's Inc. ("S&P"). "AAA" (Extremely Strong) is the highest ranking and "AA" (Very Strong) is the third highest ranking of the 24 ratings categories used by Fitch Ratings ("Fitch"). An insurance financial strength rating is an opinion with respect to an insurer's ability to pay under its insurance policies and contracts in accordance with their terms. The opinion is not specific to any particular policy or contract. Insurance financial strength ratings do not refer to an insurer's ability to meet non-insurance obligations and are not a recommendation to purchase or discontinue any policy or contract issued by an insurer or to buy, hold, or sell any security issued by an insurer, including our common shares.

        The major rating agencies have developed and published rating guidelines for rating financial guaranty and mortgage guaranty insurers and reinsurers. The insurance financial strength ratings assigned by S&P, Moody's and Fitch are based upon factors relevant to policyholders and are not directed toward the protection of investors in our common shares. The rating criteria used by the rating agencies in establishing these ratings include consideration of the sufficiency of capital resources to meet projected growth (as well as access to such additional capital as may be necessary to continue to meet applicable capital adequacy standards), the company's overall financial strength, and demonstrated management expertise in financial guaranty and traditional reinsurance, credit analysis, systems development, marketing, capital markets and investment operations. Obligations insured by AGC generally are rated Aa2, AAA and AAA by Moody's, S&P and Fitch, respectively, by virtue of such insurance. These ratings reflect only the views of the respective rating agencies and are subject to revision or withdrawal at any time.

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

        On November 21, 2008, Moody's downgraded the insurance financial strength ratings of AGC and its wholly owned subsidiary, AGUK, to Aa2 from Aaa and also downgraded the insurance financial strength ratings of AG Re and its affiliated insurance operating companies to Aa3 from Aa2. In the same rating action, Moody's downgraded the senior unsecured rating of AGUS and the issuer rating of the ultimate holding company, Assured Guaranty Ltd to A2 from Aa3. Commensurate with these downgrades, Moody's also announced that its ratings outlook for all of Assured's ratings was "stable." As of the date of this filing, the Company's rating outlook is categorized as stable from Moody's, Standard & Poor's Rating Service, a division of McGraw-Hill Companies, Inc. ("S&P") and Fitch Ratings ("Fitch").

        If the ratings of any of our insurance subsidiaries were reduced below current levels, we expect it would have an adverse effect on our subsidiary's prospects for future business opportunities. A downgrade may also reduce the value of the reinsurance we offer, which may no longer be of sufficient economic value for our customers to continue to cede to our subsidiaries at economically viable rates.

        With respect to a significant portion of our in-force financial guaranty reinsurance business, in the event that AG Re were downgraded from Aa3 to A1, subject to the terms of each reinsurance agreement, the ceding company may have the right to recapture business ceded to AG Re and assets representing substantially all of the statutory unearned premium and loss reserves (if any) associated with that business. As of December 31, 2008, the statutory unearned premium, which represents deferred revenue to the Company, subject to recapture is approximately $188 million. If this entire amount were recaptured, it would result in a corresponding one-time reduction to net income of approximately $4 million. With respect to FSA, the right to recapture business can only be exercised if AG Re were downgraded to the A category by more than one rating agency, or below A2/A by any one rating agency. As of December 31, 2008, the statutory unearned premium subject to recapture by this ceding company is approximately $390 million. If this entire amount were recaptured, it would result in a corresponding one-time reduction to net income of approximately $43 million. Alternatively, the ceding company can increase the commissions it charges AG Re for cessions. Any such increase may be retroactive to the date of the cession. As of December 31, 2008, the potential increase in ceding commissions would result in a one-time reduction to net income of approximately $42 million and a higher ceding commission rate going forward which would reduce future earnings. The effect on net income under these scenarios is exclusive of any capital gains or losses that may be realized.

        If a credit derivative is terminated, the Company could be required to make a mark-to-market payment as determined under the ISDA documentation. For example, if AGC's rating were downgraded to A+, under market conditions at December 31, 2008, if the counterparties exercised their right to terminate their credit derivatives, AGC would have been required to make payments that the Company estimates to be approximately $261 million. Further, if AGC's rating was downgraded to a level below BBB- it would have been required to make additional payments that the Company estimates to be approximately $620 million at December 31, 2008. The Company's mark-to-market methodology is, however, not the basis on which any such payment amount would be determined. The process for determining the amount of such payment is set forth in the credit derivative documentation and generally follows market practice for derivative contracts. The actual amounts could be materially larger than the Company's estimate.

        Under a limited number of credit derivative contracts, the Company may be required to post eligible securities as collateral, generally cash or U.S. government or agency securities. The need to post collateral under these transactions is generally based on mark-to-market valuation in excess of contractual thresholds. The particular thresholds decline if the Company's ratings decline. As of December 31, 2008 the Company had pre-IPO transactions with approximately $1.9 billion of par subject to collateral posting due to changes in market value. Of this amount, as of December 31, 2008, the Company posted collateral totaling approximately $157.7 million (including $134.2 million for AGC) based on the unrealized mark-to-market loss position for transactions with two of its counterparties. Any amounts required to be posted as collateral in the future will depend on changes in the market values of these transactions. Additionally, in the event AGC were downgraded below A-, contractual thresholds would be eliminated and the amount of par that could be subject to collateral posting requirements would be $2.4 billion. Based on market values as of December 31, 2008, such a downgrade would have resulted in AGC posting an additional $88.7 million of collateral. Currently no additional collateral posting is required or anticipated for any other transactions.

        The Company's financial strength ratings assigned by S&P and Fitch were affirmed on June 18, 2008 and December 12, 2007, respectively. Management is uncertain what, if any, impact Moody's ratings actions will have on the Company's financial strength ratings from S&P and Fitch.

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

        Issuers or borrowers whose securities or loans we hold and counterparties under swaps and other derivative contracts may default on their obligations to us due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud or other reasons. Additionally, the underlying assets supporting our structured securities may deteriorate causing these securities to incur losses. These losses could be significantly more than we expect and could materially adversely impact the Company's financial strength, ratings and prospects for future business.

        The Company's access to funds under its credit facilities is dependent on the ability of the banks that are parties to the facilities to meet their funding commitments. Those banks may not be able to meet their funding commitments to the Company if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from the Company and other borrowers within a short period of time. In addition, consolidation of financial institutions could lead to an increased credit risk.

We may require additional capital in the future, including soft capital and liquidity, which may not be available or may be available only on unfavorable terms.

        Our capital requirements depend on many factors, including our in force book of business and rating agency capital requirements. To the extent that our existing capital is insufficient to meet these requirements and/or cover losses, we may need to raise additional funds through financings or curtail our growth and reduce our assets. The Company's access to external sources of financing, as well as the cost of such financing, is dependent on various factors, including market supply of such financing, the long term debt ratings of the Company and the insurance financial strength ratings and the perceptions of the financial strength of the Company and its insurance subsidiaries. Our debt ratings are influenced by numerous factors, either in absolute terms or relative to our peer group, such as financial leverage, balance sheet strength, capital structure and earnings trends. The current adverse conditions in the credit markets have generally restricted the supply of external sources of financing and increased the cost of such financing when it is available. Equity financings could result in dilution to our shareholders and the securities may have rights, preferences and privileges that are senior to those of our common shares. If our need for capital arises because of significant losses, the occurrence of these losses may make it more difficult for us to raise the necessary capital.

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

Our reinsurance business is primarily dependent on facultative cessions and portfolio opportunities which may not be available to us in the future.

        In prior years we have derived a substantial portion of our revenues from financial guaranty reinsurance premiums. During 2008, there has been a reduction of direct financial guaranty business underwritten by our principal ceding companies and a reduction in the amount of reinsurance they utilize. As a result, reinsurance treaty business has declined and we are more dependent on facultative cessions and opportunities to assume financial guaranty portfolios. These facultative cessions and portfolio opportunities may decline or may not be available to us in the future, which would have an adverse effect on our reinsurance business.

        Additionally, our ability to receive profitable pricing for our reinsurance depends largely on prices charged by the primary insurers for their insurance coverage and the amount of ceding commissions paid by us to these primary insurers.

Recent adverse developments in the credit and financial guaranty markets have substantially increased uncertainty in our business and may materially and adversely affect our financial condition, results of operations and future business.

        Since mid-2007 there have been adverse developments in the credit and financial guaranty markets. U.S. RMBS transactions issued in recent years are now expected to absorb mortgage losses far higher than originally expected by purchasers of these securities and financial guarantors which guaranteed such securities. This poor performance has led to price declines for RMBS securities and the rating agencies downgrading thousands of such transactions. The recent credit crisis has substantially reduced the demand for our structured finance guaranties. These market conditions may also adversely affect the Company in a number of ways, including requiring us to raise and hold more capital, reduce the demand for our direct guaranties or reinsurance, limit the types of guaranties we offer, encourage new competitors, make losses harder to estimate, make our results more volatile and make it harder to raise new capital.

Actions taken by the rating agencies with respect to capital models and rating methodology of our business or transactions within our insured portfolio may adversely affect our business, results of operations and financial condition.

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

        Individual credits in our insured portfolio (including potential new credits) are assessed a rating agency "capital charge" based on a variety of factors, including the nature of the credits, their underlying ratings, their tenor and their expected and actual performance. Factors influencing rating agencies' actions are beyond management's control and are not always known to us. In the event of an actual or perceived deterioration in creditworthiness, a reduction in the underlying rating or a change in the rating agency capital methodology, the rating agencies may require us to increase the amount of capital allocated to support the affected credits, regardless of whether losses actually occur, or against potential new business. Significant reductions in underlying ratings of credits in our insured portfolio can produce significant increases in assessed "capital charges", which may require us to seek additional capital. There can be no assurance that our capital position will be adequate to meet such increased reserve requirements or that we will be able to secure additional capital, especially at a time of actual or perceived deterioration in creditworthiness of new or existing credits. Unless we are able to increase its amount of available capital, an increase in capital charges could reduce the amount of capital available to support our ratings and could have an adverse effect on our ability to write new business.

        In recent months Fitch, Moody's and S&P have announced the downgrade of, or other negative ratings actions with respect to, a large number of structured finance transactions, including certain transactions that we insure. There can be no assurance that additional securities in our insured portfolio will not be reviewed and downgraded in the future. Moreover, we do not know what portion of the securities in our insured portfolio already have been reviewed by the rating agencies and if, and when, the rating agencies might review additional securities in our insured portfolio or review again securities that have already been reviewed and/or downgraded. Downgrades of credits that we insure will result in higher capital charges to us under the relevant rating agency model or models. If the additional amount of capital required to support such exposures is significant, we could be required to raise additional capital, if available, on terms and conditions that may not be favorable to us, curtail current business writings, or pay to transfer a portion of our in-force business to generate capital for ratings purposes with the goal of maintaining our ratings or suffer ratings downgrades. Such events or actions could adversely affect our results of operations, financial condition, ability to write new business or competitive positioning.

Loss reserve estimates are subject to uncertainties and loss reserves may not be adequate to cover potential paid claims.

        The financial guaranties issued by us insure the financial performance of the obligations guaranteed over an extended period of time, in some cases over 30 years, under policies that we have, in most circumstances, no right to cancel. As a result of the lack of statistical paid loss data due to the low level of paid claims in our financial guaranty business and in the financial guaranty industry in general, particularly, until recently, in the structured asset-backed area, we do not use traditional actuarial approaches to determine loss reserves. The establishment of the appropriate level of loss reserves is an inherently subjective process involving numerous estimates, assumptions and judgments by management, using both internal and external data sources with regard to frequency and severity of loss. Actual losses will ultimately depend on events or transaction performance that will occur in the future. Therefore, there can be no assurance that actual paid claims in our insured portfolio will not exceed our loss reserves. This uncertainty has substantially increased in recent months, especially for

RMBS transactions. Current expected losses in subprime, Alt-A, Closed-End Second and HELOC RMBS transactions, as well as other real-estate related transactions, are far worse than originally expected and in many cases far worse than the worst historical losses. As a result, historical loss data may have limited value in predicting future RMBS losses. There can be no assurance that current estimates of probable and estimable losses reflect the actual losses that we may ultimately incur. Actual paid claims could exceed our estimate and could significantly exceed our loss reserves, which may result in adverse effects on our financial condition, ratings and ability to raise needed capital.

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

        We are exposed to correlation risk across the various assets we insure. During strong periods of macro economic performance, stress in an individual transaction generally occurs in a single asset class or for idiosyncratic reason. During a broad economic downturn, a broader range of our insured portfolio could be exposed to stress at the same time. This stress may manifest itself in downgrades, which may require more capital, or in actual losses.

Some of our direct financial guaranty products may be riskier than traditional financial guaranty insurance.

        A substantial portion of our financial guaranty direct exposures have been assumed as credit derivatives. Traditional financial guaranty insurance provides an unconditional and irrevocable guaranty that protects the holder of a municipal finance or structured finance obligation against non payment of principal and interest, while credit derivatives provide protection from the occurrence of specified credit events, including non payment of principal and interest. In general, the Company structures credit derivative transactions such that circumstances giving rise to our obligation to make payments is similar to that for financial guaranty policies and generally occurs as losses are realized on the underlying reference obligation. Nonetheless, credit derivative transactions are governed by International Swaps and Derivatives Association, Inc. ("ISDA") documentation and operate differently from financial guaranty insurance policies. For example, the Company's control rights with respect to a reference obligation under a credit derivative may be more limited than when the Company issues a financial guaranty insurance policy on a direct primary basis. In addition, while the Company's exposure under credit derivatives, like the Company's exposure under financial guaranty insurance policies, has been generally for as long as the reference obligation remains outstanding, unlike financial guaranty insurance policies, a credit derivative may be terminated for a breach of the ISDA documentation or other specific events. In some older credit derivative transactions, one such specified event is the failure of AGC to maintain specified financial strength ratings ranging from AA- to BBB-. If a credit derivative is terminated, the Company could be required to make a mark-to-market payment as determined under the ISDA documentation. For example, if AGC's rating were downgraded to A+, under market conditions at December 31, 2008, if the counterparties exercised their right to terminate their credit derivatives, AGC would have been required to make payments that the Company estimates to be approximately $261 million. Further, if AGC's rating was downgraded to a level below BBB- it would have been required to make additional payments that the Company estimates to be approximately $620 million at December 31, 2008. The Company's mark-to-market methodology is, however, not the basis on which any such payment amount would be determined. The process for determining the amount of such payment is set forth in the credit derivative documentation and generally follows market practice for derivative contracts. The actual amounts could be materially larger than the Company's estimate.

        Under a limited number of credit derivative contracts, the Company is required to post eligible securities as collateral, generally cash or U.S. government or agency securities. The need to post collateral under these transactions is generally based on mark-to-market valuation in excess of contractual thresholds. The particular thresholds decline if the Company's ratings decline. As of December 31, 2008 the Company had pre-IPO transactions with approximately $1.9 billion of par subject to collateral posting due to changes in market value. Of this amount, as of December 31, 2008, the Company posted collateral totaling approximately $157.7 million (including $134.2 million for AGC) based on the unrealized mark-to-market loss position for transactions with two of its counterparties. Any amounts required to be posted as collateral in the future will depend on changes in the market values of these transactions. Additionally, in the event AGC were downgraded below A-, contractual thresholds would be eliminated and the amount of par that could be subject to collateral posting requirements would be $2.4 billion. Based on market values as of December 31, 2008, such a downgrade would have resulted in AGC posting an additional $88.7 million of collateral. Currently no additional collateral posting is required or anticipated for any other transactions.

Competition in our industry may adversely affect our revenues.

        The principal sources of direct and indirect competition are other financial guaranty insurance companies and other forms of credit enhancement, which include structural enhancement, letters of credit, and credit derivatives provided by foreign and domestic banks and other financial institutions, some of which are governmental enterprises.

        Our financial guaranty reinsurance business is vulnerable to a decline in demand by other financial guaranty insurance companies.

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

        In addition, our investment portfolio includes mortgage-backed securities. As of December 31, 2008, mortgage-backed securities constituted approximately 29% of our invested assets. As with other fixed maturity investments, the fair market value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to significant prepayment risks on these investments. In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities are prepaid more quickly, requiring us to reinvest the proceeds at then-current market rates. During periods of rising interest rates, the frequency of prepayments generally decreases. Mortgage-backed securities having an amortized value less than par (i.e., purchased at a discount) may incur a decrease in yield or a loss as a result of slower prepayment.

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

        Income from our investment portfolio is one of the primary sources of cash flows supporting our operations and claim payments. For the years ended December 31, 2008, 2007 and 2006, our net investment income was $162.6 million, $128.1 million and $111.5 million, respectively, in each case exclusive of net realized gains (losses) and unrealized gains (losses) on investments. If our calculations with respect to our policy liabilities are incorrect, or if we improperly structure our investments to meet these liabilities, we could have unexpected losses, including losses resulting from forced liquidation of investments before their maturity. The investment policies of our insurance subsidiaries are subject to insurance law requirements, and may change depending upon regulatory, economic and market conditions and the existing or anticipated financial condition and operating requirements, including the tax position, of our businesses.

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

        Any event causing credit spreads (i.e., the difference in interest rates between comparable securities having different credit risk) on an underlying security referenced in a credit derivative in our portfolio either to widen or to tighten will affect the fair value of the credit derivative and may increase the volatility of our earnings. Derivatives must be accounted for either as assets or liabilities on the balance sheet and measured at fair market value. Although there is no cash flow effect from this "marking to market," net changes in the fair market value of the derivative are reported in our statement of operations and therefore will affect our reported earnings. If the derivative is held to maturity and no credit loss is incurred, any gains or losses previously reported would be offset by corresponding gains or losses at maturity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Fair Value of Credit Derivatives ." Due to the complexity of fair value accounting and the application of FAS 133/149/155, future amendments or interpretations of these accounting standards may cause us to modify our accounting methodology in a manner which may have an adverse impact on our financial results.

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

        Any material change in the U.S. tax treatment of municipal securities, the imposition of a national sales tax in lieu of the current federal income tax structure in the United States, or changes in the treatment of dividends, could adversely affect the market for municipal obligations and, consequently, reduce the demand for financial guaranty insurance and reinsurance of such obligations.

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

        Future legislative, regulatory or judicial changes in the jurisdictions regulating our Company may adversely affect our ability to pursue our current mix of business, materially impacting our financial results.

        The perceived decline in the financial strength of many financial guaranty insurers has caused a number of government officials to question the breadth and complexity of some of the securities guaranteed by financial guaranty insurers. For example, the New York State Insurance Department has announced that it is working to develop new rules and regulations for the financial guaranty industry. On September 22, 2008, the New York State Insurance Department (the "Department") issued Circular Letter No. 19 (2008) (the "Circular Letter"), which establishes best practices guidelines for financial guaranty insurers effective January 1, 2009. The Department plans to propose legislation and regulations to formalize these guidelines. These guidelines and the related legislation and regulations may limit the amount of new structured finance business that AGC is able to write in future periods. At this time it is not possible to predict if any such new rules will be implemented or, if implemented, the content of the new rules.

        In addition, perceived problems in the credit derivative markets have led to calls for further regulation of credit derivatives at the state or federal level. Changes in the regulation of credit derivatives could materially impact the market demand for derivatives and/or our ability to enter into derivative transactions.

        Actions taken at the federal level in response to the current recession could materially affect the Company's business. Such risks include:

  •
  Federal money could be used to capitalize a competitor;

  •
  Federal money provided to the States could adversely impact the demand for insured bonds; and

  •
  Proposals with respect to assistance to mortgage borrowers and/or so called "mortgage cram-down" provisions could affect our ability to realize on the collateral underlying our mortgage-backed transactions.

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

Our foreign companies other than AGRO may be subject to U.S. tax.

        We intend to manage our business so that Assured Guaranty, AG Re, AGFOL, and Assured Guaranty (UK) Ltd. will operate in such a manner that none of them should be subject to U.S. federal tax (other than U.S. excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks, and U.S. withholding tax on certain U.S. source investment income). However, because there is considerable uncertainty as to the activities which constitute being engaged in a trade or business within the United States, we cannot be certain that the IRS will not contend successfully that Assured Guaranty or any of our foreign subsidiaries is/are engaged in a trade or business in the

United States. If Assured Guaranty , AG Re, AGFOL, or Assured Guaranty (UK) Ltd. were considered to be engaged in a trade or business in the United States, each such company could be subject to U.S. corporate income and branch profits taxes on the portion of its earnings effectively connected to such U.S. business. See "Tax Matters—Taxation of Assured Guaranty and Subsidiaries—United States."

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

U.S. Persons who hold 10% or more of our shares directly or through foreign entities may be subject to taxation under the CFC rules.

        Each 10% U.S. Shareholder of a foreign corporation that is a CFC for an uninterrupted period of 30 days or more during a taxable year, and who owns shares in the foreign corporation directly or indirectly through foreign entities on the last day of the foreign corporation's taxable year on which it is a CFC, must include in its gross income for U.S. federal income tax purposes its pro rata share of the CFC's "subpart F income," even if the subpart F income is not distributed. See "Tax Matters—Taxation of Shareholders—United States Taxation."

        We believe that because of the dispersion of our share ownership, provisions in our Bye-Laws that limit voting power and other factors, no U.S. Person who owns our common shares directly or indirectly through foreign entities should be treated as a 10% U.S. Shareholder of us or of any of our foreign subsidiaries. It is possible, however, that the IRS could challenge the effectiveness of these provisions and that a court could sustain such a challenge.

U.S. Persons who hold shares may be subject to U.S. income taxation at ordinary income rates on their proportionate share of our RPII.

        If the gross RPII of AG Re was to equal or exceed 20% of AG Re's gross insurance income in any taxable year and direct or indirect insureds (and persons related to such insureds) own (or are treated as owning directly or indirectly through entities) 20% or more of the voting power or value of our shares, then a U.S. Person who owns our shares (directly or indirectly through foreign entities) on the last day of the taxable year would be required to include in its income for U.S. federal income tax purposes such person's pro rata share of AG Re's RPII for the entire taxable year, determined as if such RPII were distributed proportionately only to U.S. Persons at that date, regardless of whether such income is distributed. In addition, any RPII that is includible in the income of a U.S. tax-exempt organization may be treated as unrelated business taxable income. The amount of RPII earned by AG Re (generally, premium and related investment income from the direct or indirect insurance or reinsurance of any direct or indirect U.S. holder of shares or any person related to such holder) will depend on a number of factors, including the geographic distribution of AG Re's business and the identity of persons directly or indirectly insured or reinsured by AG Re. We believe AG Re did not in prior years of operation and should not in the foreseeable future have either RPII income which equals or exceeds 20% of gross insurance income or have direct or indirect insureds, as provided for by RPII rules, of AG Re (and related persons) directly or indirectly own 20% or more of either the voting power or value of our shares. However, we cannot be certain that this will be the case because some of the factors which determine the extent of RPII may be beyond our control.

U.S. Persons who dispose of our shares may be subject to U.S. income taxation at ordinary income tax rates in a portion of their gain, if any.

        The RPII rules provide that if a U.S. Person disposes of shares in a foreign insurance corporation in which U.S. Persons own 25% or more of the shares (even if the amount of gross RPII is less than 20% of the corporation's gross insurance income and the ownership of its shares by direct or indirect insureds and related persons is less than the 20% threshold), any gain from the disposition will generally be treated as ordinary income to the extent of the holder's share of the corporation's undistributed earnings and profits that were accumulated during the period that the holder owned the shares (whether or not such earnings and profits are attributable to RPII). In addition, such a holder will be required to comply with certain reporting requirements, regardless of the amount of shares owned by the holder. These RPII rules should not apply to dispositions of our shares because we will not ourselves be directly engaged in the insurance business; however, the RPII provisions have never been interpreted by the courts or the U.S. Treasury Department in final regulations, and regulations interpreting the RPII provisions of the Code exist only in proposed form. It is not certain whether these regulations will be adopted in their proposed form, what changes or clarifications might ultimately be made thereto, or whether any such changes, as well as any interpretation or application of RPII by the IRS, the courts, or otherwise, might have retroactive effect. The U.S. Treasury Department has authority to impose, among other things, additional reporting requirements with respect to RPII. Accordingly, the meaning of the RPII provisions and the application thereof to Assured Guaranty and AG Re is uncertain.

U.S. Persons who hold common shares will be subject to adverse tax consequences if we are considered to be a PFIC for U.S. federal income tax purposes.

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

        Legislation has been introduced in the U.S. Congress intended to eliminate certain perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the United States but have certain U.S. connections. For example, legislation has been introduced in Congress to limit the deductibility of reinsurance premiums paid by U.S. companies to foreign affiliates. It is possible that this or similar legislation could be introduced in and enacted by the current Congress or future Congresses that could have an adverse impact on us or our shareholders.

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

        The Organization for Economic Cooperation and Development (the "OECD") has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. In the OECD's report dated April 18, 2002 and periodically updated Bermuda was not listed as an uncooperative tax haven jurisdiction because it had previously committed to eliminate harmful tax practices and to embrace international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity. We are not able to predict what changes will arise from the commitment or whether such changes will subject us to additional taxes.

Risk Factors Related to the Pending Acquisition of Financial Security Assurance Holdings Ltd.

Loss reserve estimates are subject to uncertainties and loss reserves may not be adequate to cover potential paid claims.

        The financial guarantees issued by Assured and FSA insure the financial performance of the obligations guaranteed over an extended period of time, in some cases over 30 years, under policies that Assured and FSA have, in most circumstances, no right to cancel. The acquisition of FSAH will increase our net par outstanding from approximately $227.3 billion to approximately $651.3 billion. As a result of the lack of statistical paid loss data due to the low level of paid claims in our financial guaranty business and in the financial guaranty industry in general, particularly, until recently, in the structured asset-backed area, we do not use traditional actuarial approaches to determine loss reserves. The establishment of the appropriate level of loss reserves is an inherently subjective process involving numerous estimates, assumptions and judgments by management, using both internal and external data sources with regard to frequency and severity of loss. Actual losses will ultimately depend on events or transaction performance that will occur in the future. Therefore, we cannot assure you that current estimates of probable and estimable losses reflect the actual losses that we may ultimately incur. Actual paid claims could exceed our estimate and could significantly exceed our loss reserves, which may result in adverse effects on our financial condition, ratings and ability to raise needed capital.

We may have exposure through financial guaranty insurance policies to FSAH's financial products business which we are not acquiring.

        FSAH, through its financial products subsidiaries, offers FSA-insured GICs and other investment agreements, including Medium Term Notes ("MTNs"). In connection with the acquisition, FSAH is expected to transfer to Dexia Holdings the ownership interests in certain of its financial products subsidiaries. Even if FSAH no longer owns such financial products subsidiaries, FSA's guarantees of the GICs and MTNs will remain in place. While Dexia Holdings and FSAH have entered into and are entering into a number of agreements pursuant to which Dexia Holdings or other Dexia affiliates will guarantee the assets and liabilities of the GIC subsidiaries for the benefit of FSA (and, if FSAH continues to own Financial Security Asset Management ("FSAM") and the GIC subsidiaries; indemnify Assured for losses arising after the closing of the acquisition from the assets, liabilities, operations and business of the financial products business); FSA may still be subject to certain risks, including credit and liquidity risks, associated with FSAH's financial products business. To the extent FSA is required to pay any amounts on financial products written by FSAH's financial products subsidiaries, FSA will be subject to the risk that it will not receive the guarantee payment from Dexia Holdings or its affiliates before it is required to make the payment under its financial guarantee policies or that it will not receive the guarantee payment at all. See "The Stock Purchase Agreement and Ancillary Agreements—Financial Products Agreements."

We will have substantial credit and liquidity exposure to Dexia.

        Dexia Holdings and its affiliates have entered into and are entering into a number of agreements pursuant to which Dexia Holdings or other Dexia affiliates will guarantee certain amounts, lend certain amounts or lend securities to or in respect of FSAH's financial products business. In addition, Dexia Holdings has agreed (directly or through an affiliate) to provide a liquidity facility to FSAH in respect of the leveraged tax lease debt defeasance business FSAH is retaining. As a result of these various agreements, Assured will be subject to the risk that Dexia Holdings or its various affiliates may not make such amounts or securities available on a timely basis, which is referred to as "liquidity risk," if the beneficiary of the agreement would be required to fund the necessary amounts, or at all, which is referred to as "credit risk," because of the risk of default. Even if Dexia Holdings and its affiliates have sufficient assets to pay all amounts when due, concerns regarding Dexia's financial condition could cause one or more rating agencies to view negatively the ability of Dexia Holdings and its affiliates to perform under their various agreements and could negatively affect FSA's ratings.

        Dexia Holdings and FSAH have entered into and are entering into a number of agreements pursuant to which Dexia Holdings or other Dexia affiliates will guarantee the assets and liabilities of the GIC subsidiaries for the benefit of FSA (and, if FSAH continues to own FSAM and the GIC subsidiaries, indemnify Assured for losses arising after the closing of the acquisition from the assets, liabilities, operations and business of FSAH's financial products business). Dexia has also agreed to post from time to time eligible collateral (other than any assets of FSAM owned as of the closing date) having an aggregate value (subject to customary "haircuts") equal to the excess of (i) the aggregate principal amount of all outstanding GICs over (ii) the aggregate mark-to-market value of FSAM's assets. Under specified circumstances, including issuance of the sovereign guarantees, Dexia will be relieved, in whole or in part, of its obligation to post collateral. See "The Stock Purchase Agreement and Ancillary Agreements—Financial Product Agreements." As of September 30, 2008, the liabilities of FSAH's financial products business exceeded their assets by approximately $4.3 billion (before any tax effects). To the extent FSA is required to pay any amounts in respect of liabilities of FSAH's financial products subsidiaries, FSA will be subject to the risk that it will not receive the guarantee payment from Dexia Holdings or its affiliate before it is required to make the payment under its financial guarantee policy or that it will not receive the guarantee payment at all.

        Dexia Holdings and/or it affiliates have also entered into agreements to:

  •
  provide a $5 billion revolving line of credit to FSAM;

  •
  provide capital contributions to FSAH, not to exceed $500 million in the aggregate, equal to the economic losses on assets owned by FSAM for which other than temporary impairments have been determined in accordance with FSAH's accounting principles for the quarter ending immediately prior to the contribution date, less certain realized tax benefits, if any, arising from those economic losses; and

  •
  lend FSAM up to $3.5 billion of securities eligible to act as collateral for GICs.

        All of these agreements are described under "The Stock Purchase Agreement and Ancillary Agreements—Financial Product Agreements—Pre-Existing Agreements."

        Dexia Holdings has agreed to (or cause an affiliate to) provide a liquidity facility for the purpose of covering the liquidity risk arising out of claims payable in respect of "strip coverages" included in FSAH's leveraged tax lease debt defeasance business. The initial commitment under this facility will not exceed $2 billion, subject to adjustment to $1 billion under specified conditions. See "The Stock Purchase Agreement and Ancillary Agreements—Financial Product Agreements—Strip Coverage Liquidity Facility."

Restrictions on the conduct of FSA's business after the closing will limit Assured's operating and financial flexibility.

        Under the stock purchase agreement, Assured has agreed to conduct its business, including the business it acquires from FSAH, subject to certain restraints described under "The Stock Purchase Agreement and Ancillary Agreements—Post-Closing Conduct of Business." These restrictions will generally continue for three years after the closing of the acquisition. Among other things, Assured has agreed that unless FSA is rated below A+, FSA will not write any business except municipal bond and infrastructure bond insurance, whether written directly, assumed, reinsured or occurring through any merger transaction. Assured has also agreed that FSA will not repurchase, redeem or pay any dividends in relation to any class of equity interests unless (i) (A) at such time FSA is rated at least AA- by S&P, AA- by Fitch and Aa3 by Moody's (if such rating agencies still rate financial guaranty insurers generally) and (B) the aggregate amount of such dividends in any year does not exceed $25 million or (ii) FSA receives prior rating agency confirmation that such action would not cause any rating currently assigned to FSA to be downgraded immediately following such action. These agreements will limit Assured's operating and financial flexibility.

Although we expect that the acquisition of FSAH will result in benefits to Assured, we may not realize those benefits because of integration difficulties.

        Integrating the operations of Assured and FSAH successfully or otherwise realizing any of the anticipated benefits of the acquisition of FSAH, including anticipated cost savings and additional revenue opportunities, involve a number of potential challenges. The failure to meet these integration challenges could seriously harm our results of operations and the market price of the Assured common shares may decline as a result.

        Realizing the benefits of the acquisition will depend in part on the integration of information technology, operations and personnel. These integration activities are complex and time-consuming and we may encounter unexpected difficulties or incur unexpected costs, including:

  •
  diversion of management attention from ongoing business concerns to integration matters;

  •
  difficulties in consolidating and rationalizing information technology platforms and administrative infrastructures; and

  •
  difficulties in combining corporate cultures, maintaining employee morale and retaining key employees.

        We may not successfully integrate the operations of Assured and FSAH in a timely manner and we may not realize the anticipated net reductions in costs and expenses and other benefits and synergies of the acquisition of FSAH to the extent, or in the time frame, anticipated. In addition to the integration risks discussed above, our ability to realize these net reductions in costs and expenses and other benefits and synergies could be adversely impacted by practical or legal constraints on our ability to combine operations.

The acquisition of FSAH is subject to the receipt of consents and approvals from government entities that may not be received or that may impose conditions that could have an adverse effect on Assured following the completion of the acquisition.

        We cannot complete the acquisition unless we receive various consents, orders, approvals and clearances from certain regulatory authorities in the United States and elsewhere. While we believe that we will receive the requisite regulatory approvals from these authorities, we cannot assure you of this. In addition, these authorities may impose conditions on the completion of the acquisition of FSAH or require changes to the terms of the acquisition. For example, the authorities may require divestiture of certain assets as a condition to the closing of the acquisition. We are not obligated to agree to divest assets in order to obtain regulatory approval of the proposed acquisition if such divestiture would have a material adverse effect on Assured and its subsidiaries (including FSAH and its subsidiaries (other than the financial products subsidiaries)) taken as a whole after the acquisition. While we do not currently expect that any such conditions or changes would be imposed, we cannot assure you that they will not be, and such conditions or changes could have the effect of delaying completion of the acquisition or imposing additional costs on or limiting the revenues of Assured following the acquisition, any of which may have an adverse effect on us following the acquisition. See "The Transaction—Regulatory Approvals Required for the Transaction" and "The Stock Purchase Agreement—Closing Conditions" for a more detailed discussion.

Subject to certain limitations, Dexia Holdings may sell Assured common shares at any time following the one year anniversary of the acquisition, which could cause our stock price to decrease.

        Dexia Holdings has agreed not to transfer any of the Assured common shares received in connection with the acquisition at any time prior to the one year anniversary of the stock purchase agreement. Assured has agreed to register all of such Assured common shares under the Securities Act. The sale of a substantial number of Assured common shares by Dexia Holdings or our other stockholders within a short period of time could cause Assured's stock price to decrease, make it more difficult for us to raise funds through future offerings of Assured common shares or acquire other businesses using Assured common shares as consideration.

You will experience a reduction in percentage ownership and voting power with respect to Assured common shares as a result of the acquisition.

        In connection with the transaction, we will issue to Dexia Holdings up to 44,567,901 Assured common shares. In order to finance the cash portion of the purchase price under the stock purchase agreement, we expect to issue additional Assured common shares having a value of approximately $361 million, or approximately 48.9 million Assured common shares based upon the closing price of the Assured common shares on the NYSE on February 12, 2009. Therefore, following the completion of the acquisition, holders of Assured common shares will experience a substantial reduction in their respective percentage ownership interests and effective voting power relative to their respective percentage ownership interests in Assured common shares and effective voting power prior to the acquisition.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We and our subsidiaries currently occupy approximately over 142,000 square feet of leased office space in Bermuda, New York, London and Sydney. Included in that amount are 45,000 square feet for New York office space for the lease that will expire in March 2009. In June 2008, the Company's subsidiary, Assured Guaranty Corp., entered into a new five-year lease agreement for New York office space. Management believes that the office space is adequate for its current and anticipated needs.

ITEM 3.    LEGAL PROCEEDINGS

Litigation

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

        Effective January 1, 2004, Assured Guaranty Mortgage Insurance Company ("AGMIC") reinsured a private mortgage insurer (the "Reinsured") under a Mortgage Insurance Stop Loss Excess of Loss Reinsurance Agreement (the "Agreement"). Under the Agreement, AGMIC agreed to cover the Reinsured's aggregate mortgage guaranty insurance losses in excess of a $25 million retention and subject to a $95 million limit. Coverage under the Agreement was triggered only when the Reinsured's: (1) combined loss ratio exceeded 100%; and (2) risk to capital ratio exceeded 25 to 1, according to insurance statutory accounting. In April 2008, AGMIC notified the Reinsured it was terminating the Agreement because of the Reinsured's breach of the terms of the Agreement. The Reinsured notified AGMIC that it considers the Agreement to remain in effect and that the two coverage triggers under the Agreement apply as of April 1, 2008. By letter dated May 5, 2008, the Reinsured demanded arbitration against AGMIC seeking a declaration that the Agreement remains in effect and alleged compensatory and other damages. The arbitration hearing took place before a three person panel in December 2008 and January 2009. Post hearing briefing and oral arguments will be completed on February 26, 2009, and the arbitration panel could render its decision at any time thereafter.

        It is the opinion of the Company's management, based upon the information available, that the expected outcome of litigation against the Company, individually or in the aggregate, will not have a material adverse effect on the Company's financial position or liquidity, although an adverse resolution of litigation against the Company could have a material adverse effect on the Company's results of operations in a particular quarter or fiscal year.

        During 2007, the Company's wholly owned subsidiary, Assured Guaranty Re Overseas Ltd. ("AGRO"), and a number of other parties, completed various settlements with defendants in the In re: National Century Financial Enterprises Inc. Investment Litigation now pending in the United States District Court for the Southern District of Ohio—Eastern District. AGRO received approximately $0.4 million (pre-tax) in 2008, $1.3 million (pre-tax) in 2007 and $13.5 million (pre-tax) in 2006 from the settlements. AGRO originally paid claims in 2003 of approximately $41.7 million (pre-tax) related to National Century Financial Enterprises Inc. To date, including the settlements described above, the

Company has recovered $20.5 million (pre-tax). These are a partial settlement of the litigation, and the litigation will continue against other parties.

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

        On February 6, 2009, a Proxy statement was distributed to Company's stockholders asking for their vote "FOR" 1) the approval of the issuance of Assured common shares to Dexia Holdings or its designated affiliate in connection with Assured's acquisition of FSAH and 2) the approval of the issuance of Assured common shares to the WLR Funds pursuant to the WLR Backstop Commitment. The votes for this Proxy statement will be tallied at a Special General Meeting of the Company on March 16, 2009. .See Item 1. Business, "Acquisition of Financial Security Assurance Holdings Ltd." for further details.

Executive Officers of the Company

        The table below sets forth the names, ages, positions and business experience of the executive officers of Assured Guaranty Ltd.

Name	Age	Position(s)
Dominic J. Frederico	56	President and Chief Executive Officer; Deputy Chairman
Michael J. Schozer	51	President of Assured Guaranty Corp.
Robert B. Mills	59	Chief Financial Officer
James M. Michener	56	General Counsel and Secretary
Robert A. Bailenson	42	Chief Accounting Officer

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

        Information pertaining to this item is incorporated by reference to the sections entitled "Proposal No. 1:Election of Directors", "Corporate Governance—Did our Officers and Directors Comply with Section 16(a) Beneficial Ownership Reporting in 2008?", "Corporate Governance—How are Directors Nominated?", "Corporate Governance—The Committees of the Board—The Audit Committee" of the definitive proxy statement for the Annual General Meeting of Shareholders, which involves the election of directors and will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our Common Stock is listed on the New York Stock Exchange under symbol "AGO." The table below sets forth, for the calendar quarters indicated, the reported high and low sales prices and amount of any cash dividends declared:

	2008			2007
	Sales Price			Sales Price
			Cash Dividends			Cash Dividends
	High	Low		High	Low
First Quarter	$26.98	$16.53	$0.045	$28.40	$25.90	$0.04
Second Quarter	27.58	17.94	0.045	31.99	26.65	0.04
Third Quarter	20.64	7.95	0.045	30.22	21.32	0.04
Fourth Quarter	16.65	5.49	0.045	29.46	13.34	0.04

        On February 12, 2009, the closing price for our common stock on NYSE was $7.38, and the approximate number of shareholders of record at the close of business on that date was 14,743.

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

        On November 8, 2007, the Company's Board of Directors approved a new share repurchase program for up to 2.0 million common shares. Share repurchases will take place at management's discretion depending on market conditions. During 2007 we repurchased 0.3 million common shares at an average price of $19.82. No repurchases were made during 2008.

        The following table reflects the Company share repurchase activity during the three months ended December 31, 2008. All shares repurchased were for the payment of employee withholding taxes due in connection with the vesting of restricted stock awards:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Number of Shares that May Yet Be Purchased Under the Program
October 1–October 31	482	$14.61	—	1,717,400
November 1–November 30	626	$10.58	—	1,717,400
December 1–December 31	189	$12.91	—	1,717,400

Total	1,297	$12.42	—

        Set forth below are a line graph and a table comparing the dollar change in the cumulative total shareholder return on the Company's Common Shares from April 22, 2004 through December 31, 2008 as compared to the cumulative total return of the Standard & Poor's 500 Stock Index and the cumulative total return of the Standard & Poor's 500 Financials Index. The chart and table depict the value on April 22, 2004, December 31, 2004, December 31, 2005, December 31, 2006, December 31,

2007 and December 31, 2008 of a $100 investment made on April 22, 2004, with all dividends reinvested.

	Assured Guaranty	S&P 500 Index	S&P 500 Financial Index
04/22/04	$100.00	$100.00	$100.00
12/31/04	$109.67	$107.65	$108.25
12/31/05	$142.36	$112.93	$115.29
12/31/06	$149.98	$130.77	$137.45
12/31/07	$150.57	$137.95	$111.99
12/31/08	$65.56	$86.91	$50.09

    Source: Bloomberg

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected financial data should be read together with the other information contained in this Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this Form 10-K.

Reclassification

        Effective with the quarter ended March 31, 2008, the Company reclassified the revenues, expenses and balance sheet items associated with financial guaranty contracts that our financial guaranty subsidiaries write in the form of credit default swap ("CDS") contracts. The reclassification does not change our net income (loss) or shareholder's equity. This reclassification is being adopted by the Company after agreement with member companies of the Association of Financial Guaranty Insurers in consultation with the staffs of the Office of the Chief Accountant and the Division of Corporate Finance of the Securities and Exchange Commission. The reclassification is being implemented in order to increase comparability of our financial statements with other financial guaranty companies that have CDS contracts.

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

        In the Company's accompanying consolidated statements of operations and comprehensive income, the Company has reclassified CDS revenues from "net earned premiums" to "realized gains and other settlements on credit derivatives." Loss and loss adjustment expenses and recoveries that were previously included in "loss and loss adjustment expenses (recoveries)" have been reclassified to "realized gains and other settlements on credit derivatives," as well. Portfolio and case loss and loss adjustment expenses have been reclassified from "loss and loss adjustment expenses (recoveries)" and are included in "unrealized gains (losses) on credit derivatives," which previously included only unrealized mark to market gains or losses on the Company's contracts written in CDS form. In the consolidated balance sheet, the Company reclassified all CDS-related balances previously included in "unearned premium reserves," "reserves for losses and loss adjustment expenses," "prepaid reinsurance premiums," "premiums receivable" and "reinsurance balances payable" to either "credit derivative liabilities" or "credit derivative assets," depending on the net position of the CDS contract at each balance sheet date.

        These reclassifications had no impact on net income (loss), comprehensive income (loss), earnings (loss) per share, cash flows or total shareholders' equity.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	($ in millions, except per share amounts)
Statement of operations data:*
Gross written premiums	$618.3	$424.5	$261.3	$192.1	$222.8
Net written premiums	604.6	408.0	255.8	159.1	114.6
Net earned premiums	261.4	159.3	144.8	139.4	98.7
Net investment income	162.6	128.1	111.5	96.8	94.8
Net realized investment (losses) gains	(69.8)	(1.3)	(2.0)	2.2	12.0
Realized gains and other settlements on credit derivatives	117.6	74.0	73.9	57.1	(13.1)
Unrealized gains (losses) on credit derivatives	38.0	(670.4)	11.8	4.4	137.4
Other income(1)	43.4	8.8	0.4	0.2	0.8

Total revenues	553.2	(301.6)	340.4	300.3	330.5

Loss and loss adjustment expenses (recoveries)	265.8	5.8	11.3	(63.9)	(48.2)
Profit commission expense	1.3	6.5	9.5	12.9	15.5
Acquisition costs	61.2	43.2	45.2	45.4	49.7
Operating expenses	83.5	79.9	68.0	59.0	67.8
Interest expense	23.3	23.5	13.8	13.5	10.7
Other expense	5.7	2.6	2.5	3.7	1.6

Total expenses	440.9	161.4	150.4	70.7	97.2

Income (loss) before provision (benefit) for income taxes	112.3	(463.0)	190.0	229.6	233.3
Provision (benefit) for income taxes	43.4	(159.8)	30.2	41.2	50.5

Net income (loss)	$68.9	$(303.3)	$159.7	$188.4	$182.8

Earnings (loss) per share:
Basic	$0.78	$(4.46)	$2.18	$2.55	$2.44
Diluted	$0.77	$(4.46)	$2.15	$2.53	$2.44
Dividends per share	$0.18	$0.16	$0.14	$0.12	$0.06

*
Some amounts may not add due to rounding.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	($ in millions, except per share amounts)
Balance sheet data (end of period):
Investments and cash	$3,643.6	$3,147.9	$2,469.9	$2,256.0	$2,157.9
Prepaid reinsurance premiums	18.9	13.5	4.5	9.5	11.8
Total assets	4,555.7	3,762.9	2,931.6	2,689.8	2,689.0
Unearned premium reserves	1,233.7	887.2	631.0	524.6	507.2
Reserves for losses and loss adjustment expenses	196.8	125.6	115.9	117.4	217.2
Credit derivative liabilities (assets), net	586.8	617.6	(49.0)	(35.8)	(31.3)
Long-term debt	347.2	347.1	347.1	197.3	197.4
Total liabilities	2,629.5	2,096.4	1,280.8	1,028.3	1,161.4
Accumulated other comprehensive income	2.9	56.6	41.9	45.8	79.0
Shareholders' equity	1,926.2	1,666.6	1,650.8	1,661.5	1,527.6
Book value per share	21.18	20.85	24.44	22.22	20.19
Financial Ratios:
Loss and loss adjustment expense ratio(2)	81.4%	3.4%	(3.3)%	(35.0)%	(17.0)%
Expense ratio(3)	38.7%	55.8%	59.2%	58.9%	65.4%

Combined ratio(4)	120.1%	59.2%	55.9%	23.9%	48.4%

Combined statutory financial information:
Contingency reserve(5)	$728.4	$598.5	$645.8	$572.9	$491.8
Policyholders' surplus(6)	1,578.4	1,489.9	1,010.0	977.3	906.2
Additional financial guaranty information (end of period):
Net in-force business (principal and interest)(7)	$348,816	$302,413	$180,174	$145,694	$136,120
Net in-force business (principal only)(7)	222,722	200,279	132,296	102,465	95,592

(1)
Other income for the year ended December 31, 2008 and 2007 included a change in fair value of $42.7 million and $8.3 million related to Assured Guaranty Corp.'s committed capital securities entered into in April 2005. The change in fair value was $0 in 2006 and 2005.

(2)
Loss and loss adjustment expense ratio, which is a non-GAAP financial measure, is defined as loss and loss adjustment expenses (recoveries) plus the Company's net estimate of credit derivative incurred case and portfolio loss and loss adjustment expense reserves, which is included in unrealized gains (losses) on credit derivatives, plus net credit derivative losses (recoveries), which is included in realized gains and other settlements on credit derivatives, divided by net earned premiums plus net credit derivative premiums received and receivable, which is included in realized gains and other settlements on credit derivatives.

(3)
Expense ratio is calculated by dividing the sum of ceding commissions expense (income), profit commission expense, acquisition costs and operating expenses by net earned premiums plus net credit derivative premiums received and receivable, which is included in realized gains and other settlements on credit derivatives.

(4)
Combined ratio, which is a non-GAAP financial measure, is the sum of the loss and loss adjustment expense ratio and the expense ratio.

(5)
Under U.S. statutory accounting principles, financial guaranty and mortgage guaranty insurers are required to establish contingency reserves based on a specified percentage of premiums. A contingency reserve is an additional liability established to protect policyholders against the effects of adverse economic developments or cycles or other unforeseen circumstances.

(6)
Combined policyholders' surplus represents the addition of our combined U.S. based statutory surplus and our Bermuda based statutory surplus.

(7)
The Company's 2008, 2007 and 2006 reinsurance par outstanding on facultative business are reported on a current quarter basis while 2005 and prior years are reported on a one-quarter lag.

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

        Our insurance company subsidiaries have been assigned the following insurance financial strength ratings:

	Moody's	S&P	Fitch
Assured Guaranty Corp.	Aa2(Excellent)	AAA(Extremely Strong)	AAA(Extremely Strong)
Assured Guaranty Re Ltd.	Aa3(Excellent)	AA(Very Strong)	AA(Very Strong)
Assured Guaranty Re Overseas Ltd.	Aa3(Excellent)	AA(Very Strong)	AA(Very Strong)
Assured Guaranty Mortgage Insurance Company	Aa3(Excellent)	AA(Very Strong)	AA(Very Strong)
Assured Guaranty (UK) Ltd	Aa2(Excellent)	AAA(Extremely Strong)	AAA(Extremely Strong)

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

        On July 21, 2008, Moody's placed under review for possible downgrade the Aaa insurance financial strength ratings of Assured Guaranty Corp. ("AGC") and its wholly owned subsidiary, Assured Guaranty (UK) Ltd., as well as the Aa2 insurance financial strength ratings of Assured Guaranty Re Ltd. ("AG Re") and its affiliated insurance operating companies. Moody's has placed under review for possible downgrade the Aa3 senior unsecured rating of parent company, Assured Guaranty US Holdings Inc. and the Aa3 issuer rating of the ultimate holding company, Assured Guaranty Ltd. Moody's revised assessment of stress-case loss estimates on our residential mortgage-backed securities portfolio did not change meaningfully from their prior estimates.

        On November 21, 2008, Moody's downgraded the insurance financial strength ratings of AGC and its wholly owned subsidiary, Assured Guaranty (UK) Ltd., to Aa2 from Aaa and also downgraded the insurance financial strength ratings of AG Re and its affiliated insurance operating companies to Aa3 from Aa2. In the same rating action, Moody's downgraded the senior unsecured rating of Assured

Guaranty US Holdings Inc. and the issuer rating of the ultimate holding company, Assured Guaranty Ltd. to A2 from Aa3.

        If the ratings of any of our insurance subsidiaries were reduced below current levels, we expect it would have an adverse effect on our subsidiary's competitive position and its prospects for future business opportunities. A downgrade may also reduce the value of the reinsurance we offer, which may no longer be of sufficient economic value for our customers to continue to cede to our subsidiaries at economically viable rates.

        With respect to a significant portion of our in-force financial guaranty reinsurance business, in the event that AG Re were downgraded from Aa3 to A1, subject to the terms of each reinsurance agreement, the ceding company may have the right to recapture business ceded to AG Re and assets representing substantially all of the statutory unearned premium and loss reserves (if any) associated with that business. As of December 31, 2008, the statutory unearned premium, which represents deferred revenue to the Company, subject to recapture is approximately $188 million. If this entire amount was recaptured, it would result in a corresponding one-time reduction to net income of approximately $4 million. With respect to one of AG Re's ceding companies, the right to recapture business can only be exercised if AG Re were downgraded to the A category by more than one rating agency, or below A2/A by any one rating agency. As of December 31, 2008, the statutory unearned premium subject to recapture by this ceding company is approximately $390 million. If this entire amount were recaptured, it would result in a corresponding one-time reduction to net income of approximately $43 million. Alternatively, the ceding company can increase the commissions it charges AG Re for cessions. Any such increase may be retroactive to the date of the cession. As of December 31, 2008, the potential increase in ceding commissions would result in a one-rime reduction to net income of approximately $42 million. The effect on net income under these scenarios is exclusive of any capital gains or losses that may be realized.

        If a credit derivative is terminated, the Company could be required to make a mark-to-market payment as determined under the ISDA documentation. For example, if AGC's rating were downgraded to A+, under market conditions at December 31, 2008, if the counterparties exercised their right to terminate their credit derivatives, AGC would have been required to make payments that the Company estimates to be approximately $261 million. Further, if AGC's rating was downgraded to a level below BBB- it would have been required to make additional payments that the Company estimates to be approximately $620 million at December 31, 2008. The Company's mark-to-market methodology is, however, not the basis on which any such payment amount would be determined. The process for determining the amount of such payment is set forth in the credit derivative documentation and generally follows market practice for derivative contracts. The actual amounts could be materially larger than the Company's estimate.

        Under a limited number of credit derivative contracts, the Company is required to post eligible securities as collateral, generally cash or U.S. government or agency securities. The need to post collateral under these transactions is generally based on mark-to-market valuation in excess of contractual thresholds. The particular thresholds decline if the Company's ratings decline. As of December 31, 2008 the Company had pre-IPO transactions with approximately $1.9 billion of par subject to collateral posting due to changes in market value. Of this amount, as of December 31, 2008, the Company posted collateral totaling approximately $157.7 million (including $134.2 million for AGC) based on the unrealized mark-to-market loss position for transactions with two of its counterparties. Any amounts required to be posted as collateral in the future will depend on changes in the market values of these transactions. Additionally, in the event AGC were downgraded below A-, contractual thresholds would be eliminated and the amount of par that could be subject to collateral posting requirements would be $2.4 billion. Based on market values as of December 31, 2008, such a downgrade would have resulted in AGC posting an additional $88.7 million of collateral. Currently no additional collateral posting is required or anticipated for any other transactions.

        The Company's financial strength ratings assigned by S&P and Fitch were affirmed on June 18, 2008 and December 12, 2007, respectively. Management is uncertain what, if any, impact Moody's ratings actions will have on the Company's financial strength ratings from S&P and Fitch.

        On April 8, 2008, investment funds managed by WL Ross & Co. LLC ("WL Ross") purchased 10,651,896 shares of the Company's common equity at a price of $23.47 per share, resulting in proceeds to the Company of $250.0 million. The Company contributed $150.0 million of these proceeds to its subsidiary, Assured Guaranty Re Ltd. In addition, the Company contributed $100.0 million of these proceeds to its subsidiary, Assured Guaranty US Holdings Inc., which in turn contributed the same amount to its subsidiary, AGC. The commitment to purchase these shares was previously announced on February 29, 2008. In addition, Wilbur L. Ross, Jr., President and Chief Executive Officer of WL Ross, has been appointed to the Board of Directors of the Company to serve a term expiring at the Company's 2009 annual general meeting of shareholders. Mr. Ross's appointment became effective immediately following the Company's 2008 annual general meeting of shareholders, which was held on May 8, 2008. WL Ross has a remaining commitment through April 8, 2009 to purchase up to $750.0 million of the Company's common equity, at the Company's option, subject to the terms and conditions of the investment agreement with the Company dated February 28, 2008. In accordance with the investment agreement, the Company may exercise this option in one or more drawdowns, subject to a minimum drawdown of $50 million, provided that the purchase price per common share for the subsequent shares is not greater than $27.57, or less than $19.37, the price per common share for the initial shares. The purchase price per common share for such shares will be equal to 97% of the volume weighted average price of a common share on the NYSE for the 15 NYSE trading days prior to the applicable drawdown notice. As of December 31, 2008, and as of the date of this filing, the purchase price per common share is outside of this range and therefore the Company may not, at this time, exercise its option for WL Ross to purchase additional shares.

        On September 16, 2008, the Company agreed to waive the standstill provisions of the investment agreement to permit investment funds managed by WL Ross (the "WLR Funds") to purchase up to 5,000,000 additional common shares of the Company in open market transactions from time to time. The timing and amount of any such purchases are in the sole discretion of WL Ross and they are not obligated to purchase any such shares. The additional shares purchased by the WLR Funds, if any, will be purchased from current shareholders and therefore will not result in an increase in shareholders' equity at the Company or its subsidiaries. If all 5,000,000 additional shares were purchased, the WLR Funds would beneficially own 17,166,396 shares or approximately 18.9% of the Company's outstanding common shares based on shares outstanding as of December 31, 2008. As of the date of this filing the Company has not been notified that WLR Funds purchased any additional shares of the Company.

        On December 21, 2007, the Company completed the sale of 12,483,960 of its common shares at a price of $25.50 per share. The net proceeds of the sale totaled approximately $303.8 million. The Company has contributed the net proceeds of the offering to its reinsurance subsidiary, AG Re. AG Re has used the proceeds to provide capital support in the form of a reinsurance portfolio transaction with Ambac Assurance Corp. ("Ambac") for approximately $29 billion of net par outstanding, as well as to support the growth of AGC, the Company's principal direct financial guaranty subsidiary, by providing reinsurance. AG Re is AGC's principal financial guaranty reinsurer.

        We regularly evaluate potential acquisitions of other companies, lines of business and portfolios of risks and hold discussions with potential third parties regarding such transactions. As a general rule, we publicly announce such transactions only after a definitive agreement has been reached.

        On November 14, 2008, Assured Guaranty Ltd. announced that it had entered into a definitive agreement ("the Purchase Agreement") with Dexia Holdings, Inc. ("Dexia") to purchase Financial Security Assurance Holdings Ltd. ("FSAH") and, indirectly, all of its subsidiaries, including the financial guaranty insurance company, Financial Security Assurance, Inc. The definitive agreement provides that the Company will be indemnified against exposure to FSAH's Financial Products segment, which includes its guaranteed investment contract business. Pursuant to the Purchase Agreement, the Company agreed to buy 33,296,733 issued and outstanding shares of common stock of FSAH, representing as of the date thereof approximately 99.8524% of the issued and outstanding shares of common stock of FSAH. The remaining shares of FSAH are currently held by current or former directors of FSAH. Assured expects that it will acquire the remaining shares of FSAH common stock concurrent with the closing of the acquisition of shares of FSAH common stock from Dexia or shortly thereafter at the same price paid to Dexia. We expect to close this transaction is expected to occur in either the first or second quarter of 2009.

        The purchase price is $722 million (based upon the closing price of the Company's common shares on the NYSE on November 13, 2008 of $8.10), consisting of $361 million in cash and up to 44,567,901 of the Company's common shares. If, prior to the closing date under the stock purchase agreement, the Company issues new common shares (other than pursuant to an employee benefit plan) or other securities that are convertible into or exchangeable for or otherwise linked to the Company's common shares at a purchase price per share of less than $8.10, the Company has agreed to issue to Dexia on the closing date an additional number of the Company's common shares with an aggregate value as of the closing date (measured based on the average of the volume weighted average price per share for each day in the 20 NYSE trading day period ending three business days prior to the closing date) representing the amount of dilution as a result of such issuance. The amount of dilution is defined to mean (x) the number of the Company's common shares issued (or that upon conversion or exchange would be issuable) as a result of the dilutive issuance, multiplied by (y) the positive difference if any between $8.10 and the purchase (or reference, implied, conversion, exchange or comparable) price per share received by the Company in the dilutive issuance, multiplied by (z) the percentage of the issued and outstanding share capital of the Company represented by the Company common shares to be received by Dexia under the stock purchase agreement (without taking into account any additional Assured Guaranty Ltd.'s common shares issued or issuable as a result of the anti-dilution provision).

        Under the Purchase Agreement, the Company may elect to pay $8.10 per share in cash in lieu of up to 22,283,951 of the Company's common shares that it would otherwise deliver as part of the purchase price.

        The Company expects to finance the cash portion of the acquisition with the proceeds of a public equity offering. The Company has received a backstop commitment ("the WLR Backstop Commitment") from the WLR Funds, a related party, to fund the cash portion of the purchase price with the purchase of newly issued common shares. The Company entered into the WLR Backstop Commitment on November 13, 2008 with the WLR Funds. The WLR Backstop Commitment amended the Investment Agreement between the Company and the WLR Funds and provided to the Company the option to cause the WLR Funds to purchase from Assured Guaranty Ltd. or Assured Guaranty US Holdings Inc. a number of the Company's common shares equal to the quotient of (i) the aggregate dollar amount not to exceed $361 million specified by the Company divided by (ii) the volume weighted average price of the Company's common share on the NYSE for the 20 NYSE trading days ending with the last NYSE trading day immediately preceding the date of the closing under the stock purchase agreement, with a floor of $6.00 and a cap of $8.50.

        The WLR Funds have no obligation to purchase these common shares pursuant to the WLR Backstop Commitment until the closing under the stock purchase agreement occurs. The Company may use the proceeds from the sale of the Company's common shares pursuant to the WLR Backstop Commitment solely to pay a portion of the purchase price under the stock purchase agreement. The WLR Funds' obligations under the WLR Backstop Commitment have been secured by letters of credit issued for the benefit of the Company by Bank of America, N.A. and RBS Citizens Bank, N.A., each in the amount of $180.5 million.

        The Company has paid the WLR Funds a nonrefundable commitment fee of $10,830,000 in connection with the option granted by the WLR Backstop Commitment and has agreed to pay the

WLR Funds' expenses in connection with the transactions contemplated thereby. The Company has agreed to reimburse the WLR Funds for the $4.1 million cost of obtaining the letters of credit referred to above.

        In January 2009, AGC finalized an agreement with CIFG Assurance North America, Inc. ("CIFG") to assume a diversified portfolio of financial guaranty contracts totaling approximately $13.3 billion of net par outstanding. AGC received $75.6 million, which included $85.7 million of upfront premiums net of ceding commissions and approximately $12.2 million of future installments related to this transaction.

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

        Realized gains and other settlements on credit derivatives include credit derivative premiums received and receivable for credit protection the Company has sold under its credit default swaps ("CDS"), any contractual claim losses paid and payable related to insured credit events under these contracts, realized gains or losses related to their early termination and ceding commissions (expense) income. The Company generally holds credit derivative contracts to maturity. However, in certain circumstances such as for risk management purposes or as a result of a decision to exit a line of business, the Company may decide to terminate a derivative contract prior to maturity.

        Unrealized gains (losses) on credit derivatives represent the adjustments for changes in fair value that are recorded in each reporting period under FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). Changes in unrealized gains and losses on credit derivatives are reflected in the consolidated statements of operations and comprehensive income in unrealized gains (losses) on credit derivatives. Cumulative unrealized gains (losses), determined on a contract by contract basis, are reflected as either net assets or net liabilities in the Company's balance sheets. Unrealized gains and losses resulting from changes in the fair value of credit derivatives occur because of changes in interest rates, credit spreads, the credit ratings of the referenced entities, the Company's credit rating and other market factors. The unrealized gains (losses) on credit derivatives will reduce to zero as the exposure approaches its maturity date, unless there is a payment default on the exposure.

Changes in the fair value of the Company's credit derivatives do not reflect actual claims or credit losses, and have no impact on the Company's claims paying resources, rating agency capital or regulatory capital positions.

        In 2008 and 2007 the Company also recorded a fair value gain of $42.7 million and $8.3 million, pre-tax, respectively, related to Assured Guaranty Corp.'s committed capital securities.

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

Critical Accounting Estimates

        Our consolidated financial statements include amounts that, either by their nature or due to requirements of accounting principles generally accepted in the United States of America ("GAAP"), are determined using estimates and assumptions. The actual amounts realized could ultimately be materially different from the amounts currently provided for in our consolidated financial statements. We believe the items requiring the most inherently subjective and complex estimates to be reserves for losses and LAE, fair value of credit derivatives, fair value of committed capital securities, valuation of investments, other than temporary impairments of investments, premium revenue recognition, deferred acquisition costs, deferred income taxes and accounting for share-based compensation. An understanding of our accounting policies for these items is of critical importance to understanding our consolidated financial statements. The following discussion provides more information regarding the estimates and assumptions used for these items and should be read in conjunction with the notes to our consolidated financial statements.

Reserves for Losses and Loss Adjustment Expenses

        Reserves for losses and loss adjustment expenses for non-derivative transactions in our financial guaranty direct, financial guaranty assumed reinsurance and mortgage guaranty business include case reserves and portfolio reserves. See the "Fair Value of Credit Derivatives" of the Critical Accounting Estimates section for more information on our derivative transactions. Case reserves are established when there is significant credit deterioration on specific insured obligations and the obligations are in default or default is probable, not necessarily upon non-payment of principal or interest by an insured. Case reserves represent the present value of expected future loss payments and LAE, net of estimated recoveries, but before considering ceded reinsurance. This reserving method is different from case reserves established by traditional property and casualty insurance companies, which establish case reserves upon notification of a claim and establish incurred but not reported ("IBNR") reserves for the difference between actuarially estimated ultimate losses and recorded case reserves. Financial guaranty insurance and assumed reinsurance case reserves and related salvage and subrogation, if any, are discounted at the taxable equivalent yield on our investment portfolio, which is approximately 6%, in all periods presented. When the Company becomes entitled to the underlying collateral of an insured credit under salvage and subrogation rights as a result of a claim payment, it records salvage and subrogation as an asset, based on the expected level of recovery. Such amounts have been recorded as a salvage recoverable asset in the Company's balance sheets.

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

        The weighted average default frequencies and severities as of December 31, 2008 and December 31, 2007 are as follows:

	Average Default Frequency	Average Default Severity
December 31, 2008	1.08%	23.87%
December 31, 2007	0.58%	26.53%

        The Company incorporates default frequency and severity by asset class into its portfolio loss reserve models. Average default frequency and severity are based on information published by rating agencies. The increase in average default frequency shown in 2008 is reflective of downgrades within the Company's direct insured portfolio, including HELOC exposures. Rating agencies update default frequency and severity information on a periodic basis, as warranted by changes in observable data.

        The chart below demonstrates the portfolio reserve's sensitivity to frequency and severity assumptions. The change in these estimates represent management's estimate of reasonably possible material changes and are based upon our analysis of historical experience. Portfolio reserves were recalculated with changes made to the default and severity assumptions. In all scenarios, the starting point used to test the portfolio reserve's sensitivity to the changes in the frequency and severity assumptions was the weighted average frequency and severity by rating and asset class of our insured portfolio. Overall the weighted average default frequency was 1.08% and the weighted average severity was 23.87% at December 31, 2008. For example, in the first scenario where the frequency was increased by 5.0%, each transaction's contribution to the portfolio reserve was recalculated by adding 0.05% (i.e. 5.0% multiplied by 1.08%) to the individual transaction's default frequency.

(in thousands of U.S. dollars)	Portfolio Reserve	Reserve Increase	Percentage Change
Portfolio reserve(1) as of December 31, 2008	$111,419	$—	—
5% Frequency Increase	116,673	5,254	4.72%
10% Frequency Increase	123,104	11,685	10.49%
5% Severity Increase	116,276	4,857	4.36%
10% Severity Increase	122,310	10,891	9.77%
5% Frequency and Severity Increase	123,020	11,601	10.41%

    (1)
    Includes portfolio reserve on credit derivatives of $39.1 million, which balance is included in credit derivative liability in the Company's consolidated balance sheets.

        In addition to analyzing the sensitivity of our portfolio reserves to possible changes in frequency and severity, we have also considered the effect of changes in assumptions on our financial guaranty and mortgage guaranty case reserves. At December 31, 2008 case reserves were $119.9 million. Case reserves may change from our original estimate due to changes in assumptions including, but not limited to, severity factors, credit deterioration of underlying obligations and salvage estimates. We discuss below the asset classes and credit for which we have recorded expected case losses and which are the most significant credits in our insured portfolio.

  Home Equity Line of Credit (HELOC) Transactions

        Specifically with respect to reserves related to our U.S. home equity line of credit ("HELOC") and other U.S. residential mortgage exposures, there exists significant uncertainty as to the ultimate performance of these transactions. As of December 31, 2008, the Company had net par outstanding of $1.7 billion related to HELOC securitizations, of which $1.5 billion are transactions with Countrywide and $1.1 billion were written in the Company's financial guaranty direct segment ("direct Countrywide transactions" or "Countrywide 2005-J" and "Countrywide 2007-D").

        The performance of our HELOC exposures deteriorated during 2007 and 2008 and transactions, particularly those originated in the period from 2005 through 2007, continue to perform below our original underwriting expectations. In accordance with our standard practice, during the year ended December 31, 2008, we evaluated the most currently available information, including trends in delinquencies and charge-offs on the underlying loans, draw rates on the lines of credit, and the servicer's ability to fulfill its contractual obligations including its obligation to fund additional draws. In recent periods, Constant Default Rate (CDR), Constant Payment Rate (CPR), Draw Rates and delinquency percentages have fluctuated within ranges that we believe make it appropriate to use rolling averages to project future performance. Accordingly, the Company is using modeling assumptions that are based upon or which approximate recent actual historical performance to project future performance and potential losses. During 2008, the Company extended the time frame during which it expects the CDR to remain elevated. The Company also revised its assumptions with respect to the overall shape of the default and loss curves. Among other things, these changes assume that a higher proportion of projected defaults will occur over the near term. This revision was based upon management's judgment that a variety of factors including the deterioration of U.S. economic conditions could lead to a longer period in which default rates remain high. The Company continues to model sensitivities around the results booked using a variety of CDR rates and stress periods as well as other modeling approaches including roll rates and hybrid roll rate/CDR methods. As a result of this modeling and analysis, the Company incurred loss and loss adjustment expenses of $111.0 million for its direct Countrywide transactions during 2008. The Company's cumulative incurred loss and loss adjustment expenses on the direct Countrywide transactions as of December 31, 2008 were $111.0 million ($87.2 million after-tax). During 2008, the Company paid losses and loss adjustment expenses for its direct Countrywide transactions of $170.0 million, of which we expect to recover $59.0 million from the receipt of excess spread from future cash flows as well as funding of future draws. This amount of $59.0 million is included in "salvage recoverable" on the balance sheet. There were no incurred loss and loss adjustment expenses or salvage recoverable amounts on these transactions in 2007.

        Credit support for HELOC transactions comes primarily from two sources. In the first instance, excess spread is used to build a certain amount of credit enhancement and absorb losses. Over the past 12 months, excess spread (the difference between the interest collections on the collateral and the interest paid on the insured notes) has averaged approximately 270 basis points per annum. Additionally, for the transactions serviced by Countrywide, the servicer is required to fund additional draws on the HELOC loans following the occurrence of a Rapid Amortization Event. Among other things, such an event is triggered when claim payments by us exceed a certain threshold. Prior to the occurrence of a Rapid Amortization Event, during the transactions' revolving period, new draws on the HELOC loans are funded first from principal collections. As such, during the revolving period no additional credit enhancement is created by the additional draws, and the speed at which our exposure amortizes is reduced to the extent of such additional draws, since principal collections are used to fund those draws rather than pay down the insured notes. Subsequent to the occurrence of a Rapid Amortization Event, new draws are funded by Countrywide and all principal collections are used to pay down the insured notes. Any draws funded by Countrywide are subordinate to us in the cash flow waterfall and hence represent additional credit enhancement available to absorb losses before we have to make a claim payment. Additionally, since all principal collections are used to pay down the insured notes, rather than fund additional draws, our exposure begins to amortize more quickly. A Rapid Amortization Event occurred for Countrywide 2007-D in April 2008 and for Countrywide 2005-J in May 2008.

        We have modeled our HELOC exposures under a number of different scenarios, taking into account the multiple variables and structural features that materially affect transaction performance and potential losses to us. The key variables include the speed or rate at which borrowers make payments on their loans, as measured by the CPR(3), the default rate, as measured by the CDR(4), excess spread, and the amount of loans that are already delinquent more than 30 days. We also take into account the pool factor (the percentage of the original principal balance that remains outstanding), and the timing of the remaining cash flows. Additionally, it should be noted that our contractual rights allow us to retroactively claim that loans included in the insured pool were inappropriately included in the pool by the seller, and to put these loans back to the seller such that we would not be responsible for losses related to these loans. Such actions would benefit us by reducing potential losses. We have included in our loss model an estimated benefit for loans we expect Countrywide will repurchase.

(3)
The CPR is the annualized rate at which the portfolio amortizes, so that a 15% CPR implies that 15% of the collateral will be retired over a one-year period.

(4)
The CDR is the annualized default rate, so that a 1.0% CDR implies that 1.0% of the remaining collateral will default each year.

        The ultimate performance of the Company's HELOC transactions will depend on many factors, such as the level and timing of loan defaults, interest proceeds generated by the securitized loans, repayment speeds and changes in home prices, as well as the levels of credit support built into each transaction. Other factors also may have a material impact upon the ultimate performance of each transaction, including the ability of the seller and servicer to fulfill all of their contractual obligations including its obligation to fund future draws on lines of credit, as well as the amount of benefit received from repurchases of ineligible loans by Countrywide. The variables affecting transaction performance are interrelated, difficult to predict and subject to considerable volatility. If actual results differ materially from any of our assumptions, the losses incurred could be materially different from our estimate. We continue to update our evaluation of these exposures as new information becomes available.

        The key assumptions used in our case loss reserves on the direct Countrywide transactions is presented in the following table:

Key Variables
Constant payment rate (CPR)	3-month average, currently 7–8%
Constant default rate (CDR)	6-month average CDR of approximately 19–21% during months 1–9, declining to 1.0% at the end of month 15. From months 16 onward, a 1.0% CDR is assumed.
Draw rate	3-month average, currently 1–2%
Excess spread	250 bps per annum
Repurchases of Ineligible loans by Countrywide	$49.3 million; or approximately 2.1% of original pool balance of $2.4 billion
Loss Severity	100%

  Subprime, Alt-A and Closed End Second RMBS Transactions

        Another type of RMBS transaction is generally referred to as "Subprime RMBS". The collateral supporting such transactions is comprised of first-lien residential mortgage loans made to subprime borrowers. A "subprime borrower" is one considered to be a higher risk credit based on credit scores or other risk characteristics. As of December 31, 2008, we had net par outstanding of $6.6 billion related to Subprime RMBS securitizations, of which $483 million is classified by us as Below Investment Grade risk. Of the total U.S. Subprime RMBS exposure of $6.6 billion, $6.1 billion is from transactions issued in the period from 2005 through 2007 and written in our direct financial guaranty segment. As of December 31, 2008, we had portfolio reserves of $8.8 million and case reserves of $7.8 million related to our $6.6 billion U.S. Subprime RMBS exposure, of which $6.9 million were portfolio reserves related to our $6.1 billion exposure in the direct financial guaranty segment for transactions issued from 2005 through 2007.

        The problems affecting the subprime mortgage market have been widely reported, with rising delinquencies, defaults and foreclosures negatively impacting the performance of Subprime RMBS transactions. Those concerns relate primarily to Subprime RMBS issued in the period from 2005 through 2007. The $6.1 billion exposure that we have to such transactions in our direct financial guaranty segment benefits from various structural protections, including credit enhancement that on average currently equals approximately 54.3% of the remaining principal balance of the transactions.

        We also have exposure of $433.1 million to Closed-End Second ("CES") RMBS transactions, of which $424.2 million is in the direct segment. As with other types of RMBS, we have seen significant deterioration in the performance of our CES transactions. On two transactions, which had exposure of $185.0 million, during 2008 we have seen a significant increase in delinquencies and collateral losses, which resulted in erosion of the Company's credit enhancement and the payment of claims totaling $16.2 million. Based on the Company's analysis of these transaction and their projected collateral losses, the Company had case reserves of $37.7 million as of December 31, 2008 in its direct segment. Additionally, as of December 31, 2008, the Company had portfolio reserves of $0.1 million in its financial guaranty direct segment and no case or portfolio reserves in its financial guaranty reinsurance segment related to its U.S. Closed-End Second RMBS exposure.

        Another type of RMBS transaction is generally referred to as "Alt-A RMBS". The collateral supporting such transactions is comprised of first-lien residential mortgage loans made to prime quality borrowers that lack certain ancillary characteristics that would make them prime. Included in this category is Alt-A Option ARMs, which include transactions where 66% or more of the collateral is comprised of mortgage loans that have the potential to negatively amortize. As of December 31, 2008, the Company had net par outstanding of $7.6 billion related to Alt-A RMBS securitizations. Of that amount, $7.5 billion is from transactions issued in the period from 2005 through 2007 and written in the Company's financial guaranty direct segment. As of December 31, 2008, the Company had portfolio reserves of $6.5 million and case reserves of $1.5 million related to its $7.6 billion Alt-A RMBS exposure, in the financial guaranty direct and reinsurance segments, respectively.

        The ultimate performance of the Company's RMBS transactions remains highly uncertain and may be subject to considerable volatility due to the influence of many factors, including the level and timing of loan defaults, changes in housing prices and other variables. The Company will continue to monitor the performance of its RMBS exposures and will adjust the risk ratings of those transactions based on actual performance and management's estimates of future performance.

  Life Insurance Securitizations

        The Company has exposure on two life insurance reserve securitization transactions based on two discrete blocks of individual life insurance business reinsured by Scottish Re (U.S.) Inc. ("Scottish Re"). The two transactions relate to Ballantyne Re p.l.c. ("Ballantyne") (gross exposure of $500 million) and Orkney Re II, p.l.c. ("Orkney II") (gross exposure of $423 million). Under both transactions, monies raised through the issuance of the insured notes support present and future U.S. statutory life insurance reserve requirements. The monies were invested at inception of each transaction in accounts managed by a large, well-known investment manager. However, those investment accounts have incurred substantial mark-to-market losses since mid-year 2007, principally as a result of their exposure to subprime and Alt-A RMBS transactions. Largely as a result of these mark-to-market losses both we and the rating agencies have downgraded our exposure to both Ballantyne and Orkney II to below investment grade. As regards the Ballantyne transaction, the Company is working with the directing guarantor, who has insured exposure of $900 million, to remediate the risk. On the Orkney Re II transaction, the Company, as directing financial guarantor, is taking remedial action.

        Some credit losses have been realized on the securities in the Ballantyne and Orkney Re II portfolios and significant additional credit losses are expected to occur. Performance of the underlying blocks of life insurance business thus far generally has been in accordance with expectations. The combination of cash flows from the investment accounts and the treaty settlements currently is sufficient to cover interest payments due on the notes that we insure. Adverse treaty performance and/or a rise in credit losses on the invested assets are expected to lead to interest shortfalls. Additionally, the transactions also contain features linked to the market values of the invested assets, reserve funding requirements on the underlying blocks of life insurance business, and minimum capital requirements for the transactions themselves that may trigger a shut off of interest payments to the insured notes and thereby result in claim payments by the Company.

        Another key risk is that the occurrence of certain events may result in a situation where either Ballantyne and/or Orkney Re II are required to sell assets and potentially realize substantial investment losses and for Assured Guaranty Ltd. to incur corresponding insured losses ahead of the scheduled final maturity date. For example, cedants to Scottish Re may have the right to recapture blocks of life insurance business which Scottish Re has ceded to Orkney Re II. Such recaptures could require Orkney Re II to sell assets and realize investment losses. In the Ballantyne transaction, further declines in the market value of the invested assets and/or an increase in the reserve funding requirements could lead to a similar mandatory realization of investment losses and for Assured Guaranty Ltd. to incur corresponding insured losses ahead of the scheduled final maturity date.

        In order for the Company to incur an ultimate net loss on these transactions, adverse experience on the underlying block of life insurance policies and/or credit losses in the investment portfolio would need to exceed the level of credit enhancement built into the transaction structures. Based on its analysis of the information currently available, including estimates of future investment performance, projected credit impairments on the invested assets and performance of the blocks of life insurance business, at December 31, 2008, the Company established a case reserve of $17.2 million for the Ballantyne transaction. This case reserve reflects expected losses resulting primarily from the deterioration in the investment portfolio as discussed above. At this time we do not expect the shut off triggers or recaptures by cedants discussed above to occur. Should these events occur our losses could be significantly greater than our case reserve. The Company has not established a case loss reserve for the Orkney Re II transaction.

        On December 19, 2008, the Company sued J.P. Morgan Investment Management Inc. ("JPMIM"), the investment manager in the Orkney II transaction, in New York Supreme Court alleging that JPMIM engaged in breaches of fiduciary duty, gross negligence and breaches of contract based upon its handling of the investments of Orkney Re II. JPMIM requested and was given an extension of time to answer until the end of February.

        The Company has exposure to a public finance transaction for sewer service in Jefferson County, Alabama through several reinsurance treaties. The Company's total exposure to this transaction is approximately $456 million as of December 31, 2008. The Company has made debt service payments during the year and expects to make additional payments in the near term. Through our cedants, the Company is currently in discussions with the bond issuer to structure a solution, which may result in some or all of these payments being recoverable. A case reserve of $6.0 million has been established as of December 31, 2008.

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

	As of December 31, 2008
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
Financial Guaranty Insurance Reserves by segment and type(1):
Case	$64.2	$55.7	$0.1	$1.5	$121.5
IBNR	—	—	—	3.0	3.0
Portfolio reserves associated with fundamentally sound credits	11.8	35.5	2.5	—	49.8
Portfolio reserves associated with CMC credits	15.8	6.7	—	—	22.5

Total financial guaranty insurance loss and LAE reserves	91.8	97.9	2.6	4.5	196.8
Credit Derivative Reserves by segment and type(2):
Case	7.2	5.5	—	—	12.7
Credit derivative portfolio reserves associated with fundamentally sound credits	15.7	—	—	—	15.7
Credit derivative portfolio reserves associated with CMC credits	23.4	—	—	—	23.4

Total credit derivative loss and LAE reserves	46.3	5.5	—	—	51.8

Total loss and LAE reserves, including credit derivatives(3)	$138.1	$103.4	$2.6	$4.5	$248.6

	As of December 31, 2007
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
Financial Guaranty Insurance Reserves by segment and type of reserve(1):
Case	$—	$35.6	$0.1	$2.4	$38.1
IBNR	—	—	—	6.4	6.4
Portfolio reserves associated with fundamentally sound credits	17.0	33.0	2.8	—	52.8
Portfolio reserves associated with CMC credits	16.5	11.7	—	—	28.2

Total financial guaranty insurance loss and LAE reserves	33.5	80.3	2.9	8.8	125.6
Credit Derivative Reserves by segment and type(2):
Case	3.2	—	—	—	3.2
Credit derivative portfolio reserves associated with fundamentally sound credits	3.9	—	—	—	3.9
Credit derivative portfolio reserves associated with CMC credits	1.2	—	—	—	1.2

Total credit derivative loss and LAE reserves	8.3	—	—	—	8.3

Total loss and LAE reserves, including credit derivatives(3)	$41.8	$80.3	$2.9	$8.8	$133.8

(1)
Included in Reserves for losses and loss adjustment expenses on the Balance Sheet.

(2)
Included in Credit derivative liabilities/assets on the Balance Sheet.

(3)
Total does not add due to rounding.

        The following table sets forth the financial guaranty in-force portfolio by underlying rating:

	As of December 31, 2008		As of December 31, 2007
Ratings(1)	Net par outstanding	% of Net par outstanding	Net par outstanding	% of Net par outstanding
	(in billions of U.S. dollars)
Super senior	$32.4	14.5%	$36.4	18.2%
AAA	40.7	18.3%	47.3	23.6%
AA	47.7	21.4%	38.4	19.2%
A	66.0	29.6%	49.2	24.6%
BBB	29.4	13.2%	26.9	13.4%
Below investment grade	6.6	3.0%	2.1	1.1%

Total exposures(2)	$222.7	100.0%	$200.3	100.0%

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

(2)
Total does not add due to rounding.

        The change in ratings above is mainly related to the Company's U.S. RMBS exposures.

        Our surveillance department is responsible for monitoring our portfolio of credits and maintains a list of closely monitored credits ("CMC"). The closely monitored credits are divided into four categories: Category 1 (low priority; fundamentally sound, greater than normal risk); Category 2 (medium priority; weakening credit profile, may result in loss); Category 3 (high priority; claim/default probable, case reserve established); Category 4 (claim paid, case reserve established for future payments). The closely monitored credits include all below investment grade ("BIG") exposures where there is a material amount of exposure (generally greater than $10.0 million) or a material risk of the Company incurring a loss greater than $0.5 million. The closely monitored credits also include investment grade ("IG") risks where credit quality is deteriorating and where, in the view of the Company, there is significant potential that the risk quality will fall below investment grade. As of December 31, 2008, the closely monitored credits include approximately 99% of our BIG exposure, and the remaining BIG exposure of $92.3 million was distributed across 89 different credits. As of December 31, 2007, the closely monitored credits include approximately 99% of our BIG exposure, and the remaining BIG exposure of $19.8 million was distributed across 46 different credits. Other than those excluded BIG credits, credits that are not included in the closely monitored credit list are categorized as fundamentally sound risks.

        The following table provides financial guaranty insurance policy and credit derivative contract net par outstanding by credit monitoring category as of December 31, 2008 and 2007:

	As of December 31, 2008
Description:	Net Par Outstanding	% of Net Par Outstanding	# of Credits in Category	Case Reserves(2)
	($ in millions)
Fundamentally sound risk	$215,987	97.0%
Closely monitored credits:
Category 1	2,967	1.3%	51	$—
Category 2	767	0.3%	21	1
Category 3	2,889	1.3%	54	111
Category 4	20	—	14	20

CMC total(1)	6,643	3.0%	140	133

Other below investment grade risk	92	—	89	—

Total(1)	$222,722	100.0%		$133

	As of December 31, 2007
Description:	Net Par Outstanding	% of Net Par Outstanding	# of Credits in Category	Case Reserves(2)
	($ in millions)
Fundamentally sound risk	$198,133	98.9%
Closely monitored credits:
Category 1	1,288	0.6%	36	$—
Category 2	743	0.4%	12	—
Category 3	71	—	16	17
Category 4	24	—	16	22

CMC total(1)	2,126	1.1%	80	39

Other below investment grade risk	20	—	46	—

Total	$200,279	100.0%		$39

(1)
Total does not add due to rounding.

(2)
Includes case reserves on credit derivatives of $12.7 million at December 31, 2008 and $3.2 million at December 31, 2007, which balances are included in credit derivative liabilities in the Company's consolidated balance sheets.

        The following table summarizes movements in CMC exposure by risk category:

Net Par Outstanding	Category 1	Category 2	Category 3	Category 4	Total CMC
	($ in millions)
Balance, December 31, 2007	$1,288	$743	$71	$24	$2,126
Less: amortization	66	395	211	1	673
Additions from first time on CMC	4,171	1,022	225	—	5,418
Deletions—Upgraded and removed	195	—	30	3	228
Category movement	(2,231)	(603)	2,834	—	—

Net change	1,679	24	2,818	(4)	4,517

Balance, December 31, 2008	$2,967	$767	$2,889	$20	$6,643

        The increase of $4,517 million in financial guaranty CMC net par outstanding during 2008 is mainly attributable to the downgrade of RMBS or RMBS related exposures.

Industry Methodology

        The Company is aware that there are certain differences regarding the measurement of portfolio loss liabilities among companies in the financial guaranty industry. In January and February 2005, the Securities and Exchange Commission ("SEC") staff had discussions concerning these differences with a number of industry participants. Based on those discussions, in June 2005, the Financial Accounting Standards Board ("FASB") staff decided additional guidance is necessary regarding financial guaranty contracts. In May 2008, the FASB issued FAS No. 163, "Accounting for Financial Guarantee Insurance Contracts—An Interpretation of FASB Statement No. 60" ("FAS 163"). FAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. FAS 163 also clarifies the methodology to be used for financial guaranty premium revenue recognition and claim liability measurement as well as requiring expanded disclosures about the insurance enterprise's risk management activities. The provisions of FAS 163 related to premium revenue recognition and claim liability measurement are effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. Earlier application of these provisions is not permitted. The expanded risk management activity disclosure provisions of FAS 163 are effective for the third quarter of 2008 and are included in Note 11 "Significant Risk Management Activities" to the consolidated financial statements in Item 8 of this Form 10-K. FAS 163 will be applied to all existing and future financial guaranty insurance contracts written by us. The cumulative effect of initially applying FAS 163 will be recorded as an adjustment to retained earnings as of January 1, 2009. The adoption of FAS 163 is expected to have a material effect on our financial statements. We are in the process of estimating the impact of the adoption of FAS 163. We will continue to follow our existing accounting policies in regards to premium revenue recognition and claim liability measurement until we complete our first quarter 2009 financial statements.

Reclassification

        Effective with the quarter ended March 31, 2008, we reclassified the revenues, expenses and balance sheet items associated with financial guaranty contracts that our financial guaranty subsidiaries write in the form of CDS contracts. The reclassification does not change our net income (loss) or shareholder's equity. This reclassification is being adopted by us after agreement with member companies of the Association of Financial Guaranty Insurers in consultation with the staffs of the Office of the Chief Accountant and the Division of Corporate Finance of the Securities and Exchange Commission. The reclassification is being implemented in order to increase comparability of our financial statements with other financial guaranty companies that have CDS contracts.

        Our CDS contracts provide for credit protection against payment default and have substantially the same terms and conditions as its financial guaranty insurance contracts. Under United States Generally Accepted Accounting Principles, however, CDS contracts are subject to derivative accounting rules and financial guaranty policies are subject to insurance accounting rules.

        In our accompanying consolidated statements of operations and comprehensive income, we have reclassified CDS revenues from "net earned premiums" to "realized gains and other settlements on credit derivatives." Loss and loss adjustment expenses and recoveries that were previously included in "loss and loss adjustment expenses (recoveries)" will be reclassified to "realized gains and other settlements on credit derivatives," as well. Portfolio and case loss and loss adjustment expenses will be reclassified from "loss and loss adjustment expenses (recoveries)" and will be included in "unrealized gains (losses) on credit derivatives," which previously included only unrealized mark to market gains or losses on our contracts written in CDS form. In the consolidated balance sheet, we reclassified all CDS-related balances previously included in "unearned premium reserves," "reserves for losses and loss adjustment expenses," "prepaid reinsurance premiums," "premiums receivable" and "reinsurance balances payable" to either "credit derivative liabilities" or "credit derivative assets," depending on the net position of the CDS contract at each balance sheet date.

Fair Value of Credit Derivatives

        The Company follows FAS 133, FAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("FAS 149") and FAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("FAS 155"), which establishes accounting and reporting standards for derivative instruments and FAS No. 157 "Fair Value Measurements" ("FAS 157"), which establishes a comprehensive framework for measuring fair value. FAS 133 and FAS 149 require recognition of all derivatives on the balance sheet at fair value. FAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FAS 157 also requires an entity maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value. The price shall represent that available in the principal market for the asset or liability. If there is no principal market, then the price is based on the market that maximizes the value received for an asset or minimizes the amount paid for a liability (i.e. the most advantageous market).

        FAS 157 specifies a fair value hierarchy based on whether the inputs to valuation techniques used to measure fair value are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Company-based market assumptions. In accordance with FAS 157, the fair value hierarchy prioritizes model inputs into three broad levels as follows:

  •
  Level 1—Quoted prices for identical instruments in active markets.

  •
  Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and observable inputs other than quoted prices, such as interest rates or yield curves and other inputs derived from or corroborated by observable market inputs.

  •
  Level 3—Model derived valuations in which one or more significant inputs or significant value drivers are unobservable. This hierarchy requires the use of observable market data when available.

        An asset or liability's categorization within the fair value hierarchy is based on the lowest level of significant input to its valuation.

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

        Our unrealized gains and losses on credit derivatives represent changes in fair value of these instruments that are required to be recorded under FAS 133. The unrealized gains and losses on credit derivatives will reduce to zero as the exposure approaches its maturity date, unless there is a payment default on the exposure. However, in the event that we terminate a credit derivative contract prior to maturity the unrealized gain or loss will be realized through realized gains or losses and other settlements on credit derivatives. Changes in the fair value of our credit derivative contracts do not reflect actual claims or credit losses, and have no impact on the Company's claims-paying resources, rating agency capital or regulatory capital positions or debt covenants.

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

        Market conditions at December 31, 2008 were such that market prices for our CDS contracts were generally not available. Where market prices were not available, we used a combination of observable market data and valuation models, including various market indexes, credit spreads, our own credit risk and estimated contractual payments to estimate the fair value of the Company's credit derivatives. These models are primarily developed internally based on market conventions for similar transactions. Management considers the non-standard terms of its credit derivative contracts in determining the fair value of these contracts. These terms differ from credit derivatives sold by companies outside of the financial guaranty industry. The non-standard terms include the absence of collateral support agreements or immediate settlement provisions, relatively high attachment points and the fact that the Company does not exit derivatives it sells for credit protection purposes, except under specific circumstances such as exiting a line of business. Because of these terms and conditions, the fair value of the Company's credit derivatives may not reflect the same prices observed in an actively traded market of credit default swaps that do not contain terms and conditions similar to those observed in the financial guaranty market. These models and the related assumptions are continuously reevaluated by management and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely market information

        Valuation models include the use of management estimates and current market information. Management is also required to make assumptions on how the fair value of credit derivative instruments is affected by current market conditions. Management considers factors such as current prices charged for similar agreements, performance of underlying assets, life of the instrument, and the extent of credit default swaps exposure the Company ceded under reinsurance agreements, and the nature and extent of activity in the financial guaranty credit derivative marketplace. The assumptions that management uses to determine its fair value may change in the future due to market conditions. Due to the inherent uncertainties of the assumptions used in the valuation models to determine the fair value of these credit derivative products, actual experience may differ from the estimates reflected in the Company's consolidated financial statements, and the differences may be material.

        The fair value adjustment excluding incurred losses on credit derivatives recognized in our statement of operations for the year ended December 31, 2008 was a $81.7 million gain compared with a $666.9 million loss for the year ended December 31, 2007 and a $5.5 million loss for the year ended December 31, 2006. The 2008 gain includes a gain of $4,147.6 million associated with the change in AGC's credit spread, which widened substantially from 180 basis points at December 31, 2007 to 1,775 basis points at December 31, 2008. Management believes that the widening of AGC's credit spread is due to the correlation between AGC's risk profile and that experienced currently by the broader financial markets and increased demand for credit protection against AGC as the result of its increased business volume. Offsetting the gain attributable to the significant increase in AGC's credit spread were declines in fixed income security market prices primarily attributable to widening spreads in certain markets as a result of the continued deterioration in credit markets and some credit rating downgrades, rather than from delinquencies or defaults on securities guaranteed by the Company. The higher credit spreads in the fixed income security market are due to the recent lack of liquidity in the high yield collateralized debt obligation and collateralized loan obligation markets as well as continuing market concerns over the most recent vintages of subprime residential mortgage backed securities and commercial mortgage backed securities. The 2007 loss is primarily related to spreads widening and includes no credit losses. For the year ended 2007, approximately 45% of the Company's unrealized loss on credit derivatives was due to a decline in the market value of high yield and investment grade corporate collateralized loan obligation transactions, with the balance generated by lower market values principally in the residential and commercial mortgage-backed securities markets. The 2006 loss of $5.5 million is primarily related to the run-off of transactions and changes in credit spreads. With considerable volatility continuing in the market, the fair value adjustment amount will fluctuate significantly in future periods.

Fair Value of Committed Capital Securities ("CCS")

        The fair value of CCS Securities represents the present value of remaining expected put option premium payments under the CCS Securities agreements and the value of such estimated payments based upon the quoted price for such premium payments as of December 31, 2008 and 2007. The $51.1 million and $8.3 million fair value asset for CCS Securities as of December 31, 2008 and 2007, respectively, is included in the consolidated balance sheets. Changes in fair value of this asset are included in other income in the consolidated statements of operations and comprehensive income. In 2008 and 2007 the Company recorded a fair value gain of $42.7 million and $8.3 million, pre-tax, respectively, related to Assured Guaranty Corp.'s CCS Securities.

Valuation of Investments

        As of December 31, 2008 and 2007, we had total investments of $3.6 billion and $3.1 billion, respectively. The fair values of all of our investments are calculated from independent market valuations. The fair values of the Company's U.S. Treasury securities are primarily determined based upon broker dealer quotes obtained from several independent active market makers. The fair values of the Company's portfolio other than U.S. Treasury securities are determined primarily using matrix pricing models. The matrix pricing models incorporate factors such as tranche type, collateral coupons, average life, payment speeds, and spreads, in order to calculate the fair values of specific securities owned by the Company. As of December 31, 2008, under FAS 157, all of our fixed maturity securities were classified as Level 2 and our short-term investments were classified as either Level 1 or Level 2.

        As of December 31, 2008, approximately 87% of our investments were long-term fixed maturity securities, and our portfolio had an average duration of 4.1 years, compared with 82% and 3.9 years as of December 31, 2007. Changes in interest rates affect the value of our fixed maturity portfolio. As interest rates fall, the fair value of fixed maturity securities increases and as interest rates rise, the fair value of fixed maturity securities decreases. The Company's portfolio is comprised primarily of high-quality, liquid instruments. We continue to receive sufficient information to value our investments and have not had to modify our approach due to the current market conditions.

        The following table summarizes the estimated change in fair value on our investment portfolio as of December 31, 2008 based upon an assumed parallel shift in interest rates across the entire yield curve:

Change in Interest Rates	Estimated Increase (Decrease) in Fair Value
($ in millions)
300 basis point rise	$(484.1)
200 basis point rise	(329.2)
100 basis point rise	(166.3)
100 basis point decline	161.6
200 basis point decline	304.2
300 basis point decline	420.6

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

        If we believe a decline in the value of a particular investment is temporary, we record the decline as an unrealized loss on our balance sheet in "accumulated other comprehensive income" in shareholders' equity. If we believe the decline is "other than temporary," we write down the carrying value of the investment and record a realized loss in our statement of operations. In periods subsequent to the recognition of an other-than-temporary impairment, the impaired security is accounted for as if it had been purchased on the measurement date of the impairment. Accordingly, the discount (or reduced premium) based on the new cost basis is accreted into net investment income in future periods based upon the amount and timing of expected future cash flows of the security, if the recoverable value of the investment based upon those cash flows is greater than the carrying value of the investment after the impairment.

        Our assessment of a decline in value includes management's current assessment of the factors noted above. If that assessment changes in the future, we may ultimately record a loss after having originally concluded that the decline in value was temporary.

        As part of our other than temporary impairment review process, we consider the nature of the investment, the cause for the impairment (interest or credit related), the severity (both as a percentage of book value and absolute dollars) and duration of the impairment and any other available evidence, such as discussions with investment advisors, volatility of the securities fair value, recent news reports, etc., when performing our assessment.

        The Company recognized $71.3 million of other than temporary impairment losses substantially related to mortgage-backed and corporate securities for the year ended December 31, 2008 primarily due to the fact that it does not have the intent to hold these securities until there is a recovery in their value. The Company continues to monitor the value of these investments. Future events may result in further impairment of the Company's investments. The Company had no write downs of investments for other than temporary impairment losses for the years ended December 31, 2007 and 2006.

        As of December 31, 2008, excluding the securities described above, the Company's gross unrealized loss position stood at $122.5 million compared to $8.9 million at December 31, 2007. The $113.6 million increase in gross unrealized losses was primarily attributable to mortgage and asset-backed securities, $54.3 million, municipal securities, $48.6 million, and corporate securities, $10.4 million. The increase in these unrealized losses during the year ended December 31, 2008 was related to the overall illiquidity in the financial markets and resulted in a sudden and severe depressed demand for non-cash investments.

        As of December 31, 2008, the Company had 58 securities in an unrealized loss position for greater than 12 months, representing a gross unrealized loss of $31.6 million. Of these securities, 20 securities had unrealized losses greater than 10% of book value. The total unrealized loss for these securities as of December 31, 2008 was $24.1 million. This unrealized loss is primarily attributable to the market illiquidity and volatility in the U.S. economy mentioned above and not specific to individual issuer credit. Except as noted below, the Company has recognized no other than temporary impairment losses and has the ability and intent to hold these securities until a recovery in value.

        The following table summarizes the unrealized losses in our investment portfolio by type of security and the length of time such securities have been in a continuous unrealized loss position as of the dates indicated:

	As of December 31, 2008		As of December 31, 2007
Length of Time in Continuous Unrealized Loss Position	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	($ in millions)
Municipal securities
0–6 months	$168.8	$(5.8)	$67.2	$(0.6)
7–12 months	310.6	(22.9)	123.0	(1.9)
Greater than 12 months	137.9	(22.7)	8.6	(0.3)

	617.3	(51.4)	198.8	(2.8)
Corporate and foreign government securities
0–6 months	23.7	(1.7)	13.6	(0.3)
7–12 months	81.9	(8.5)	22.2	(0.8)
Greater than 12 months	14.2	(1.6)	12.8	(0.3)

	119.8	(11.8)	48.6	(1.4)
U.S. Government obligations
0–6 months	—	—	25.4	—
7–12 months	8.0	—	—	—
Greater than 12 months	—	—	—	—

	8.0	—	25.4	—
Mortgage and asset-backed securities
0–6 months	143.6	(15.5)	37.7	(0.4)
7–12 months	111.0	(36.2)	32.0	(0.3)
Greater than 12 months	74.4	(7.3)	254.4	(4.0)

	329.0	(59.0)	324.1	(4.7)
Preferred stock
0–6 months	12.4	(0.3)	—	—
7–12 months	—	—	—	—
Greater than 12 months	—	—	—	—

	12.4	(0.3)	—	—

Total	$1,086.5	$(122.5)	$596.9	$(8.9)

        The following table summarizes the unrealized losses in our investment portfolio by type of security and remaining time to maturity as of the dates indicated:

	As of December 31, 2008		As of December 31, 2007
Remaining Time to Maturity	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	($ in millions)
Municipal securities
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	5.4	—	—	—
Due after five years through ten years	42.4	(2.6)	1.9	(0.1)
Due after ten years	569.5	(48.8)	196.9	(2.7)

	617.3	(51.4)	198.8	(2.8)
Corporate and foreign government securities
Due in one year or less	0.8	—	7.2	—
Due after one year through five years	23.9	(1.2)	16.1	(0.3)
Due after five years through ten years	72.6	(6.6)	12.0	(0.2)
Due after ten years	22.5	(4.0)	13.3	(0.9)

	119.8	(11.8)	48.6	(1.4)
U.S. Government obligations
Due in one year or less	8.0	—	—	—
Due after one year through five years	—	—	25.4	—
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—

	8.0	—	25.4	—
Mortgage and asset-backed securities	329.0	(59.0)	324.1	(4.7)
Preferred stock	12.4	(0.3)	—	—

Total	$1,086.5	$(122.5)	$596.9	$(8.9)

        The following table summarizes, for all realized losses through December 31, 2008 and 2007, the fair value and realized loss by length of time such securities were in a continuous unrealized loss position prior to the date of sale of the security or the recognition of an other than temporary loss:

	Year Ended December 31,
	2008		2007
Length of Time in Continuous Unrealized Loss Position Prior to Sale	Estimated Fair Value	Gross Realized Losses(1)	Estimated Fair Value	Gross Realized Losses
	($ in millions)
Municipal securities
0–6 months	$2.5	$(0.3)	$45.6	$(0.2)
7–12 months	—	—	—	—
Greater than 12 months	3.6	(1.5)	—	—

	6.1	(1.8)	45.6	(0.2)
Corporate and foreign government securities
0–6 months	6.4	(6.1)	12.6	—
7–12 months	3.6	(7.5)	12.6	(0.1)
Greater than 12 months	2.9	(7.5)	16.4	(0.3)

	12.9	(21.1)	41.6	(0.4)
U.S. Government securities
0–6 months	—	—	25.0	(0.4)
7–12 months	—	—	0.8	—
Greater than 12 months	—	—	17.8	(0.2)

	—	—	43.6	(0.6)
Mortgage and asset-backed securities
0–6 months	82.0	(13.5)	92.1	(0.6)
7–12 months	35.1	(20.9)	0.3	—
Greater than 12 months	51.4	(15.0)	105.8	(1.5)

	168.5	(49.4)	198.2	(2.1)
Preferred stock
0–6 months	4.8	(3.1)	—	—
7–12 months	—	—	—	—
Greater than 12 months	—	—	—	—

	4.8	(3.1)	—	—

Total	$192.3	$(75.4)	$329.0	$(3.3)

(1)
Includes $71.3 million of other than temporary realized losses in 2008. There were no other than temporary realized losses in 2007.

Premium Revenue Recognition

        Premiums are received either upfront or in installments. Upfront premiums are earned in proportion to the expiration of the amount at risk. Each installment premium is earned ratably over its installment period, generally one year or less. Premium earnings under both the upfront and installment revenue recognition methods are based upon and are in proportion to the principal amount guaranteed and therefore result in higher premium earnings during periods where guaranteed principal is higher. For insured bonds for which the par value outstanding is declining during the insurance period, upfront premium earnings are greater in the earlier periods thus matching revenue recognition with the underlying risk. For the years ended December 31, 2008, 2007 and 2006, approximately 81%, 78% and 72%, respectively, of our gross written premiums were received upfront, and 19%, 22% and 28%, respectively, were received in installments. The premiums are allocated in accordance with the principal amortization schedule of the related bond issue and are earned ratably over the amortization period. When an insured issue is retired early, is called by the issuer, or is in substance paid in advance through a refunding accomplished by placing U.S. Government securities in escrow, the remaining unearned premium reserves are earned at that time. Unearned premium reserves represent the portion of premiums written that is applicable to the unexpired amount at risk of insured bonds.

        In our reinsurance businesses, we estimate the ultimate written and earned premiums to be received from a ceding company at the end of each quarter and the end of each year because some of our ceding companies report premium data anywhere from 30 to 90 days after the end of the relevant period. Written premiums reported in our statement of operations are based upon reports received from ceding companies supplemented by our own estimates of premium for which ceding company reports have not yet been received. As of December 31, 2008, 2007 and 2006 the assumed premium estimate and related ceding commissions included in our consolidated financial statements are $5.4 million and $1.0 million, $8.8 million and $2.0 million and $25.1 million and $7.9 million, respectively. Key assumptions used to arrive at management's best estimate of assumed premiums are premium amounts reported historically and informal communications with ceding companies. Differences between such estimates and actual amounts are recorded in the period in which the actual amounts are determined. Historically, the differences have not been material. We do not record a provision for doubtful accounts related to our assumed premium estimate. Historically there have not been any material issues related to the collectibility of assumed premium. No provision for doubtful accounts related to our premium receivable was recorded for 2008, 2007 or 2006.

Deferred Acquisition Costs

        Acquisition costs incurred, other than those associated with credit derivative products, that vary with and are directly related to the production of new business are deferred and amortized in relation to earned premiums. These costs include direct and indirect expenses such as ceding commissions, brokerage expenses and the cost of underwriting and marketing personnel. As of December 31, 2008 and 2007, we had deferred acquisition costs of $288.6 million and $259.3 million, respectively. Ceding commissions paid to primary insurers are the largest component of deferred acquisition costs, constituting 59% and 68% of total deferred acquisition costs as of December 31, 2008 and 2007, respectively. Management uses its judgment in determining what types of costs should be deferred, as well as what percentage of these costs should be deferred. We annually conduct a study to determine which operating costs vary with, and are directly related to, the acquisition of new business and qualify for deferral. Ceding commissions received on premiums we cede to other reinsurers reduce acquisition costs. Anticipated losses, LAE and the remaining costs of servicing the insured or reinsured business are considered in determining the recoverability of acquisition costs. Acquisition costs associated with credit derivative products are expensed as incurred. When an insured issue is retired early, as discussed in the Premium Revenue Recognition section of these Critical Accounting Estimates, the remaining related deferred acquisition cost is expensed at that time.

Deferred Income Taxes

        As of December 31, 2008 and 2007, we had a net deferred income tax asset of $129.1 million and a net deferred income tax asset of $147.6 million, respectively. Certain of our subsidiaries are subject to U.S. income tax. Deferred income tax assets and liabilities are established for the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Such temporary differences relate principally to unrealized gains and losses on investments and credit derivatives, deferred acquisition costs, reserves for losses and LAE, unearned premium reserves, net operating loss carryforwards ("NOLs") and statutory contingency reserves. A valuation allowance is recorded to reduce a deferred tax asset to the amount that in management's opinion is more likely than not to be realized.

        As of December 31, 2008, Assured Guaranty Re Overseas Ltd. ("AGRO") had a stand alone NOL of $47.9 million, compared with $54.8 million as of December, 31, 2007, which is available to offset its future U.S. taxable income. The Company has $27.2 million of this NOL available through 2017 and $20.7 million available through 2023. AGRO's stand alone NOL is not permitted to offset the income of any other members of AGRO's consolidated group due to certain tax regulations.

        Under applicable accounting rules, we are required to establish a valuation allowance for NOLs that we believe are more likely than not to expire before being utilized. Management has assessed the likelihood of realization of all of its deferred tax assets. Based on this analysis, management believes it is more likely than not that $20.0 million of AGRO's $47.9 million NOL will not be utilized before it expires and has established a $7.0 million valuation allowance related to the NOL deferred tax asset. Management believes that all other deferred income taxes are more-likely-than-not to be realized. The valuation allowance is subject to considerable judgment, is reviewed quarterly and will be adjusted to the extent actual taxable income differs from estimates of future taxable income that may be used to realize NOLs or capital losses.

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

Uncertain Tax Positions

        The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"), on January 1, 2007. As a result of the adoption of FIN 48, the Company reduced its liability for unrecognized tax benefits and increased retained earnings by $2.6 million. The total liability for unrecognized tax benefits as of January 1, 2007 was $12.9 million. This entire amount, if recognized, would affect the effective tax rate.

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

        The total liability for unrecognized tax benefits as of December 31, 2008 and 2007 was $5.1 million and $2.8 million, respectively, and is included in other liabilities on the balance sheets. During the year ended December 31, 2008 the net liability increased by approximately $2.3 million due to a position management intends to take on the Company's 2008 tax return. The Company does not believe it is reasonably possible that this amount will change significantly in the next twelve months.

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

        The Company initially recorded a $49.0 million reduction of its existing deferred tax liability, based on an estimate of the ultimate resolution of the Section 338(h)(10) election. Under the tax allocation agreement, the Company estimated that, as of the IPO date, it was obligated to pay $20.9 million to AFS and accordingly established this amount as a liability. The initial difference, which is attributable to the change in the tax basis of certain liabilities for which there is no associated step-up in the tax basis of its assets and no amounts due to AFS, resulted in an increase to additional paid-in capital of $28.1 million. As of December 31, 2008 and 2007, the liability for tax basis step-up adjustment, which is included in the Company's balance sheets in "Other liabilities," was $9.1 million and $9.9 million, respectively. The Company has paid ACE and correspondingly reduced its liability by $0.7 million and $5.1 million in 2008 and 2007, respectively.

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

        The following table presents pre-DAC and pre-tax, share-based compensation cost by share-based expense type:

	Year Ended December 31,
(in thousands of U.S. dollars)	2008	2007	2006
Share-Based Employee Cost
Restricted Stock
Recurring amortization	$6,075	$9,371	$7,676
Accelerated amortization for retirement eligible employees	125	4,074	1,534

Subtotal	6,200	13,445	9,210

Restricted Stock Units
Recurring amortization	1,174	—	—
Accelerated amortization for retirement eligible employees	1,632	—	—

Subtotal	2,806	—	—

Stock Options
Recurring amortization	3,373	3,632	3,581
Accelerated amortization for retirement eligible employees	1,498	1,782	655

Subtotal	4,871	5,414	4,236

ESPP	125	154	125

Total Share-Based Employee Cost	14,002	19,013	13,571

Share-Based Directors Cost
Restricted Stock	441	219	289
Restricted Stock Units	677	804	843

Total Share-Based Directors Cost	1,118	1,023	1,132

Total Share-Based Cost	$15,120	$20,036	$14,703

        At December 31, 2008, there was $12.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of 1.5 years. As a result of the adoption of FAS 123R, the income tax effects of compensatory stock options are included in the computation of the income tax expense (benefit), and deferred tax assets and liabilities, subject to certain prospective adjustments to shareholders' equity for the differences between the income tax effects of expenses recognized in the results of operations and the related amounts deducted for income tax purposes. Prior to the adoption of FAS 123R, the tax benefits relating to the income tax deductions for compensatory stock options were recorded directly to shareholders' equity.

        The weighted-average grant-date fair value of options granted were $7.59, $6.83 and $6.71 for the years ended December 31, 2008, 2007 and 2006, respectively. The fair value of options issued is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants in 2008, 2007 and 2006:

	2008	2007	2006
Dividend yield	0.8%	0.6%	0.5%
Expected volatility	35.10%	19.03%	20.43%
Risk free interest rate	2.8%	4.7%	4.6%
Expected life	5 years	5 years	5 years
Forfeiture rate	6.0%	6.0%	6.0%

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

Accounting for Cash-Based Compensation

        In February 2006, the Company established the Assured Guaranty Ltd. Performance Retention Plan. This plan permits the award of cash based awards to selected employees which vest after four years of continued employment (or earlier, if the employee's termination occurs as a result of death, disability, or retirement). The plan was revised in 2008 giving the Compensation Committee greater flexibility in establishing the terms of performance retention awards, including the ability to establish different performance periods and performance objectives. See Note 20 "Employee Benefit Plans" to the consolidated financial statements in Item 8 of this Form 10-K for greater detail about the Performance Retention Plan.

        The Company's compensation expense for the years ended December 31, 2008 and 2007 was in the form of performance retention awards and the awards that were made in 2008 (which vest over a four year period) and 2007 (which cliff vest after 4 years). The Company recognized approximately $5.7 million ($4.5 million after tax) and $0.2 million ($0.1 million after tax) of expense for performance retention awards in 2008 and 2007, respectively. Included in the 2008 amount was $3.3 million of accelerated expense related to retirement-eligible employees.

Goodwill

        In connection with FAS No. 142, "Goodwill and Other Intangible Assets", the Company does not amortize goodwill, but instead is required to perform an impairment test annually or more frequently should circumstances warrant. The impairment test evaluates goodwill for recoverability by comparing the fair value of the Company's direct and reinsurance lines of business to their carrying value. If fair value is greater than carrying value then goodwill is deemed to be recoverable and there is no impairment. If fair value is less than carrying value then goodwill is deemed to be impaired and written down by an amount such that the fair value of the reporting unit is equal to the carrying value, but not less than $0. No such impairment to goodwill was recognized in the years ended December 31, 2008, 2007 or 2006.

        As part of the impairment test of goodwill, there are inherent assumptions and estimates used by management in developing discounted future cash flows related to our direct and reinsurance lines of business that are subject to change based on future events. Management's estimates include projecting earned premium, incurred losses, expenses, interest rates, cost of capital and tax rates. Many of the factors used in assessing fair value are outside the control of management and it is reasonably likely that assumptions and estimates will change in future periods. These changes can result in future impairments.

        The Company has concluded that it is reasonably likely that the goodwill associated with our reinsurance line of business could become impaired in future periods if the volume of new business in the financial guaranty reinsurance market does not return to historical levels experienced prior to 2008 or if the Company is not able to continue to execute portfolio based reinsurance contracts on blocks of business for other financial guarantors in financial distress. Also, the pending FSAH transaction may cause a triggering event that will cause management to reassess its goodwill amounts related to its reinsurance line of business. See Note 22. "Goodwill", to the consolidated financial statements in Item 8 of this 10-K for greater detail about Goodwill.

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

        The tables below provide information on the risk ratings and certain other risk characteristics of the Company's RMBS, subprime RMBS, CDOs of ABS and Prime exposures as of December 31, 2008 (dollars in millions):

Distribution of U.S. RMBS by Rating(1) and by Segment as of December 31, 2008

Ratings(1):	Direct Net Par Outstanding	%	Reinsurance Net Par Outstanding	%	Total Net Par Outstanding	%
Super senior	$6,384	36.9%	$—	—	$6,384	34.7%
AAA	1,471	8.5%	201	18.7%	1,672	9.1%
AA	1,461	8.4%	101	9.4%	1,561	8.5%
A	2,360	13.6%	98	9.1%	2,458	13.4%
BBB	1,724	10.0%	185	17.2%	1,909	10.4%
Below investment grade	3,918	22.6%	489	45.6%	4,408	24.0%

	$17,319	100.0%	$1,074	100.0%	$18,393	100.0%

Distribution of U.S. RMBS by Rating(1) and Type of Exposure as of December 31, 2008

Ratings(1):	Prime First Lien	Prime Closed End Seconds	Prime HELOC	Alt-A First Lien	Alt-A Option ARMs	Subprime First Lien	Total Net Par Outstanding
Super senior	$672	$47	$—	$2,746	$—	$2,920	$6,384
AAA	335	60	13	738	195	331	1,672
AA	171	135	13	514	82	645	1,561
A	74	—	8	886	333	1,157	2,458
BBB	681	5	102	24	—	1,097	1,909
Below investment grade	26	185	1,602	1,310	801	483	4,408

Total exposures	$1,959	$433	$1,738	$6,218	$1,411	$6,633	$18,393

Distribution of U.S. RMBS by Year Insured and Type of Exposure as of December 31, 2008

Year Insured:	Prime First Lien	Prime Closed End Seconds	Prime HELOC	Alt-A First Lien	Alt-A Option ARMs	Subprime First Lien	Total Net Par Outstanding
2004 and prior	$224	$—	$140	$57	$71	$493	$984
2005	214	—	739	383	43	97	1,476
2006	431	5	146	—	57	4,477	5,117
2007	1,090	428	713	3,249	1,090	1,536	8,106
2008	—	—	—	2,529	151	30	2,710

Total exposures	$1,959	$433	$1,738	$6,218	$1,411	$6,633	$18,393

(1)
Assured's internal rating. Assured's scale is comparable to that of the nationally recognized rating agencies. The super senior category, which is not generally used by rating agencies, is used by the Company in instances where Assured's AAA-rated exposure has additional credit enhancement due to either (1) the existence of another security rated AAA that is subordinated to Assured's exposure or (2) Assured's exposure benefits from a different form of credit enhancement that would pay any claims first in the event that any of the exposures incurs a loss and such credit enhancement, in management's opinion, causes Assured's attachment point to be materially above the AAA attachment point.

Distribution of U.S. RMBS by Rating(1) and Year Insured as of December 31, 2008

Year insured:	Super Senior	AAA Rated	AA Rated	A Rated	BBB Rated	BIG Rated	Total
2004 and prior	$—	$253	$159	$136	$166	$270	$984
2005	—	346	125	136	31	838	1,476
2006	2,920	184	541	400	845	227	5,117
2007	1,314	344	736	1,785	869	3,058	8,106
2008	2,150	545	—	—	—	15	2,710

	$6,384	$1,672	$1,561	$2,458	$1,909	$4,408	$18,393

% of total	34.7%	9.1%	8.5%	13.4%	10.4%	24.0%	100.0%

Distribution of U.S. Prime HELOC RMBS by Rating(1) and Year Insured as of December 31, 2008

Year insured:	Super Senior	AAA Rated	AA Rated	A Rated	BBB Rated	BIG Rated	Total
2004 and prior	$—	$2	$12	$5	$79	$42	$140
2005	—	—	—	2	21	715	739
2006	—	—	—	—	1	146	146
2007	—	11	2	—	1	700	713
2008	—	—	—	—	—	—	—

	$—	$13	$13	$8	$102	$1,602	$1,738

% of total	0.0%	0.8%	0.8%	0.4%	5.9%	92.2%	100.0%

Distribution of U.S. Closed End Seconds RMBS by Rating(1) and Year Insured as of December 31, 2008

Year insured:	Super Senior	AAA Rated	AA Rated	A Rated	BBB Rated	BIG Rated	Total
2004 and prior	$—	$—	$—	$—	$—	$—	$—
2005	—	—	—	—	—	—	—
2006	—	—	—	—	5	—	5
2007	47	60	135	—	—	185	428
2008	—	—	—	—	—	—	—

	$47	$60	$135	$—	$5	$185	$433

% of total	10.9%	14.0%	31.2%	0.0%	1.3%	42.7%	100.0%

 Distribution of U.S. Alt-A RMBS by Rating(1) and Year Insured as of December 31, 2008

Year insured:	Super Senior	AAA Rated	AA Rated	A Rated	BBB Rated	BIG Rated	Total
2004 and prior	$—	$19	$16	$—	$21	$—	$57
2005	—	228	42	—	—	114	383
2006	—	—	—	—	—	—	—
2007	595	113	456	886	2	1,197	3,249
2008	2,150	378	—	—	—	—	2,529

	$2,746	$738	$514	$886	$24	$1,310	$6,218

% of total	44.2%	11.9%	8.3%	14.3%	0.4%	21.1%	100.0%

Distribution of U.S. Alt-A Option ARM RMBS by Rating(1) and Year Insured as of December 31, 2008

Year insured:	Super Senior	AAA Rated	AA Rated	A Rated	BBB Rated	BIG Rated	Total
2004 and prior	$—	$39	$14	$17	$—	$—	$71
2005	—	—	—	43	—	—	43
2006	—	—	—	—	—	57	57
2007	—	5	68	272	—	744	1,090
2008	—	151	—	—	—	—	151

	$—	$195	$82	$333	$—	$801	$1,411

% of total	0.0%	13.8%	5.8%	23.6%	0.0%	56.8%	100.0%

Distribution of U.S. Subprime RMBS by Rating(1) and Year Insured as of December 31, 2008

Year insured:	Super Senior	AAA Rated	AA Rated	A Rated	BBB Rated	BIG Rated	Total
2004 and prior	$—	$173	$38	$41	$13	$228	$493
2005	—	5	—	90	2	0	97
2006	2,920	125	532	400	488	13	4,477
2007	—	12	75	627	594	227	1,536
2008	—	16	—	—	—	15	30

	$2,920	$331	$645	$1,157	$1,097	$483	$6,633

% of total	44.0%	5.0%	9.7%	17.4%	16.5%	7.3%	100.0%

(1)
Assured's internal rating. Assured's scale is comparable to that of the nationally recognized rating agencies. The super senior category, which is not generally used by rating agencies, is used by the Company in instances where Assured's AAA-rated exposure has additional credit enhancement due to either (1) the existence of another security rated AAA that is subordinated to Assured's exposure or (2) Assured's exposure benefits from a different form of credit enhancement that would pay any claims first in the event that any of the exposures incurs a loss and such credit enhancement, in management's opinion, causes Assured's attachment point to be materially above the AAA attachment point.

Distribution of Financial Guaranty Direct U.S. RMBS by Rating(1) and Type of Exposure as of December 31, 2008

Ratings(1):	Prime First Lien	Prime Closed End Seconds	Prime HELOC	Alt-A First Lien	Alt-A Option ARMs	Subprime First Lien	Total Net Par Outstanding
Super senior	$672	$47	$—	$2,746	$—	$2,920	$6,384
AAA	252	58	—	736	195	232	1,471
AA	83	134	6	512	82	644	1,461
A	—	—	—	886	332	1,142	2,360
BBB	613	—	17	20	—	1,074	1,724
Below investment grade	—	185	1,220	1,294	801	418	3,918

Total exposures	$1,620	$424	$1,242	$6,193	$1,410	$6,430	$17,319

Distribution of Financial Guaranty Direct U.S. RMBS Net Par Outstanding by Rating(1) and Year Issued as of December 31, 2008

Year issued:	Super Senior	AAA Rated	AA Rated	A Rated	BBB Rated	BIG Rated	Total
2004 and prior	$—	$163	$71	$50	$37	$193	$514
2005	2,020	461	656	530	480	719	4,866
2006	1,189	—	75	150	892	371	2,678
2007	3,175	847	658	1,630	315	2,635	9,260
2008	—	—	—	—	—	—	—

	$6,384	$1,471	$1,461	$2,360	$1,724	$3,918	$17,319

% of total	36.9%	8.5%	8.4%	13.6%	10.0%	22.6%	100.0%

Distribution of Financial Guaranty Direct U.S. RMBS Net Par Outstanding by Rating(1) and Year Insured as of December 31, 2008

Year issued:	Super Senior	AAA Rated	AA Rated	A Rated	BBB Rated	BIG Rated	Total
2004 and prior	$—	$163	$71	$50	$37	$193	$514
2005	—	337	124	130	—	719	1,311
2006	2,920	124	532	400	822	57	4,855
2007	1,314	318	733	1,780	865	2,949	7,960
2008	2,150	529	—	—	—	—	2,679

	$6,384	$1,471	$1,461	$2,360	$1,724	$3,918	$17,319

% of total	36.9%	8.5%	8.4%	13.6%	10.0%	22.6%	100.0%

(1)
Assured's internal rating. Assured's scale is comparable to that of the nationally recognized rating agencies. The super senior category, which is not generally used by rating agencies, is used by the Company in instances where Assured's AAA-rated exposure has additional credit enhancement due to either (1) the existence of another security rated AAA that is subordinated to Assured's exposure or (2) Assured's exposure benefits from a different form of credit enhancement that would pay any claims first in the event that any of the exposures incurs a loss, and such credit enhancement, in management's opinion, causes Assured's attachment point to be materially above the AAA attachment point.

 Distribution of Financial Guaranty Direct U.S. RMBS by Year Insured as of December 31, 2008

Year insured:	Prime First Lien	Prime Closed End Seconds	Prime HELOC	Alt-A First Lien	Alt-A Option ARMs	Subprime First Lien	Total Net Par Outstanding
2004 and prior	$—	$—	$22	$51	$71	$370	$514
2005	192	—	605	383	42	88	1,311
2006	342	—	—	—	57	4,455	4,855
2007	1,085	424	614	3,230	1,090	1,516	7,960
2008	—	—	—	2,529	151	—	2,679

	$1,620	$424	$1,242	$6,193	$1,410	$6,430	$17,319

Distribution of Financial Guaranty Direct U.S. RMBS by Year Issued as of December 31, 2008

Year issued:	Prime First Lien	Prime Closed End Seconds	Prime HELOC	Alt-A First Lien	Alt-A Option ARMs	Subprime First Lien	Total Net Par Outstanding
2004 and prior	$—	$—	$22	$51	$71	$370	$514
2005	192	—	605	383	42	3,643	4,866
2006	342	—	—	379	57	1,900	2,678
2007	1,085	424	614	5,380	1,240	516	9,260
2008	—	—	—	—	—	—	—

	$1,620	$424	$1,242	$6,193	$1,410	$6,430	$17,319

Distribution of Financial Guaranty Direct U.S. Mortgage-Backed Securities Issued January 1, 2005 or Later by Exposure Type, Average Pool Factor, Subordination, Cumulative Losses and 60+ Day Delinquencies as of December 31, 2008(1)

U.S. Prime First Lien

Year issued:	Net Par Outstanding	Pool Factor(2)	Subordination(3)	Cumulative Losses(4)	60+ Day Delinquencies(5)	Number of transactions
2005	$192	75.8%	5.4%	0.1%	2.7%	6
2006	342	69.1%	5.3%	0.0%	0.6%	2
2007	1,085	87.6%	10.5%	0.2%	4.5%	3
2008	—	N/A	N/A	N/A	N/A	N/A

	$1,620	82.3%	8.8%	0.1%	3.5%	11

U.S. Prime CES

Year issued:	Net Par Outstanding	Pool Factor(2)	Subordination(3)	Cumulative Losses(4)	60+ Day Delinquencies(5)	Number of transactions
2005	$—	N/A	N/A	N/A	N/A	N/A
2006	—	N/A	N/A	N/A	N/A	N/A
2007	424	67.5%	25.7%	24.5%	17.2%	5
2008	—	N/A	N/A	N/A	N/A	N/A

	$424	67.5%	25.7%	24.5%	17.2%	5

U.S. Prime HELOC

Year issued:	Net Par Outstanding	Pool Factor(2)	Subordination(3)	Cumulative Losses(4)	60+ Day Delinquencies(5)	Number of transactions
2005	$605	33.5%	0.0%	10.5%	12.6%	2
2006	—	N/A	N/A	N/A	N/A	N/A
2007	614	68.8%	0.0%	14.0%	9.8%	2
2008	—	N/A	N/A	N/A	N/A	N/A

	$1,220	51.3%	0.0%	12.3%	11.2%	4

U.S. Alt-A First Lien

Year issued:	Net Par Outstanding	Pool Factor(2)	Subordination(3)	Cumulative Losses(4)	60+ Day Delinquencies(5)	Number of transactions
2005	$383	61.9%	11.6%	0.7%	7.4%	13
2006	379	76.6%	39.5%	1.8%	24.3%	2
2007	5,380	79.4%	20.7%	0.8%	17.3%	11
2008	—	N/A	N/A	N/A	N/A	N/A

	$6,142	78.1%	21.3%	0.9%	17.1%	26

U.S. Alt-A Option ARMs

Year issued:	Net Par Outstanding	Pool Factor(2)	Subordination(3)	Cumulative Losses(4)	60+ Day Delinquencies(5)	Number of transactions
2005	$42	34.1%	27.9%	0.5%	18.3%	1
2006	57	57.0%	19.3%	0.7%	23.0%	1
2007	1,240	79.1%	21.8%	0.6%	18.1%	6
2008	—	N/A	N/A	N/A	N/A	N/A

	$1,339	76.7%	21.9%	0.6%	18.3%	8

U.S. Subprime First Lien

Year issued:	Net Par Outstanding	Pool Factor(2)	Subordination(3)	Cumulative Losses(4)	60+ Day Delinquencies(5)	Number of transactions
2005	$3,643	34.1%	62.6%	5.7%	42.4%	42
2006	1,900	50.5%	41.8%	7.4%	43.2%	49
2007	516	51.9%	42.1%	7.5%	45.1%	2
2008	—	N/A	N/A	N/A	N/A	N/A

	$6,059	40.8%	54.3%	6.4%	42.9%	93

U.S. CMBS

Year issued:	Net Par Outstanding	Pool Factor(2)	Subordination(3)	Cumulative Losses(4)	60+ Day Delinquencies(5)	Number of transactions
2005	$3,429	96.8%	28.9%	0.0%	0.1%	158
2006	1,418	98.5%	30.1%	0.0%	0.2%	57
2007	533	90.6%	20.0%	0.0%	0.0%	13
2008	—	N/A	N/A	N/A	N/A	N/A

	$5,380	96.6%	28.3%	0.0%	0.1%	228

(1)
Net par outstanding is based on values as of December 2008. With the exception of the US Prime First Lien, US Prime HELOC, US Prime CES and US CMBS portfolios which are as of December 2008, the pool factor, subordination, cumulative losses and delinquency data is based on November 2008 information obtained from Intex, Bloomberg, and/or provided by the trustee and may be subject to restatement or correction.

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

Financial Guaranty Direct Collateralized Debt Obligations of Asset-Backed Securities (CDOs of ABS)(1) Net Par Outstanding by Type of CDO, by Year Insured and by Collateral:

			Type of Collateral as a Percent of Total Pool							Ratings as of December 31, 2008
Year Insured	Legal Final Maturity(2)	Net Par Outstanding	ABS	RMBS (Includes Subprime)	Comm. MBS (CMBS)(3)	CDOs of Investment Grade Corporate	CDOs of ABS	Total Collateral Pool	U.S. Subprime First Lien RMBS	S&P	Moody's	Original AAA Subordination(6)	Original Subordination Below Assured	Current Subordination Below Assured
CDOs of Mezzanine ABS(3):
2001	2017	$ 113.5	0%	0%	100%	0%	0%	100%	0%	AAA	Aaa	25.1%	25.1%	30.3%
2001	2016	59.7	0%	0%	100%	0%	0%	100%	0%	AAA	Aaa	28.1%	28.1%	40.1%
2002	2017	102.1	0%	0%	100%	0%	0%	100%	0%	AAA	Aaa	24.6%	24.6%	39.6%
2002	2017	92.9	0%	0%	100%	0%	0%	100%	0%	AAA	Aaa	22.1%	22.1%	31.6%
2002	2017	88.7	0%	0%	100%	0%	0%	100%	0%	AAA	Aaa	35.0%	35.0%	48.0%
2002	2017	64.8	0%	0%	100%	0%	0%	100%	0%	AAA	Aaa	24.0%	24.0%	34.3%
2003	2018	118.6	0%	0%	100%	0%	0%	100%	0%	AAA	Aa3	20.0%	20.0%	26.6%
2003	2038	74.5	0%	0%	100%	0%	0%	100%	0%	AAA	Aa2	23.0%	38.0%	49.7%
2003	2018	46.5	0%	0%	100%	0%	0%	100%	0%	AAA	Aaa	63.0%	63.0%	66.9%

Subtotal:		$ 761.3	0%	0%	100%	0%	0%	100%	0%	AAA	Aa1	27.3%	28.7%	38.4%

CDOs of High Grade ABS(4):
No CDO of ABS business written
CDOs of Pooled AAA ABS(5):
2003	2010	636.2	35%	34%	26%	5%	0%	100%	0%	AAA	Aaa	0.0%	12.5%	12.5%

Subtotal:		$ 636.2	35%	34%	26%	5%	0%	100%	0%	AAA	Aaa	0.0%	12.5%	12.5%

Total:		$1,397.5	16%	15%	66%	2%	0%	100%	0%	AAA	Aaa	14.9%	21.4%	26.6%

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

(3)
"CDOs of Mezzanine ABS" is a market term that refers to transactions where the underlying collateral at issuance is comprised primarily of mezzanine tranches rated BBB or lower. The collateral underlying Assured's exposure to CDOs of Mezzanine ABS is comprised of mezzanine tranches of CMBS transactions and senior unsecured debt issued by commercial property REITs. The transactions to which Assured has exposure are static pools rather than actively managed transactions, and the collateral in these static pools was originated primarily in the period from 1997-2003. The collateral underlying Assured's exposure to CDOs of Mezzanine ABS had weighted average ratings, based on rating information as of December 31, 2008, as follows: 16% AAA, 8% AA, 13% A, 45% BBB and 18% below investment grade (BIG).

(4)
"CDOs of High Grade ABS" is a market term that refers to transactions where the underlying collateral at issuance is comprised of mezzanine tranches rated single-A or higher.

(5)
"CDOs of Pooled AAA ABS" is a market term that refers to transactions where the underlying collateral at issuance is comprised of the senior-most AAA rated securities. Assured's exposure to CDOs of Pooled AAA ABS was rated, based on rating information as of December 31, 2008: 100% AAA.

(6)
Represents the sum of subordinate tranches and over-collateralization and does not include any benefit from excess interest collections that may be used to absorb losses.

Consolidated Results of Operations

        The following table presents summary consolidated results of operations data for the years ended December 31, 2008, 2007 and 2006.

	Year Ended December 31,(1)
	2008	2007	2006
	($ in millions)
Revenues:
Gross written premiums	$618.3	$424.5	$261.3
Net written premiums	604.6	408.0	255.8
Net earned premiums	261.4	159.3	144.8
Net investment income	162.6	128.1	111.5
Net realized investment losses	(69.8)	(1.3)	(2.0)
Change in fair value of credit derivatives
Realized gains and other settlements on credit derivatives	117.6	74.0	73.9
Unrealized gains (losses) on credit derivatives	38.0	(670.4)	11.8

Net change in fair value of credit derivatives	155.6	(596.4)	85.7
Other income	43.4	8.8	0.4

Total revenues	553.2	(301.6)	340.4

Expenses:
Loss and loss adjustment expenses	265.8	5.8	11.3
Profit commission expense	1.3	6.5	9.5
Acquisition costs	61.2	43.2	45.2
Operating expenses	83.5	79.9	68.0
Interest expense	23.3	23.5	13.8
Other expense	5.7	2.6	2.5

Total expenses	440.9	161.4	150.4

Income (loss) before provision (benefit) for income taxes	112.3	(463.0)	190.0
Provision (benefit) for income taxes	43.4	(159.8)	30.2

Net income (loss)	$68.9	$(303.3)	$159.7

Underwriting (loss) gain by segment:
Financial guaranty direct	$(106.8)	$22.1	$30.8
Financial guaranty reinsurance	28.1	61.6	30.0
Mortgage guaranty	0.6	9.4	16.7
Other	1.9	1.3	13.5

Total	$(76.4)	$94.5	$91.0

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

Net Income (Loss)

        Net income (loss) was $68.9 million, $(303.3) million and $159.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. The increase of $372.2 million in 2008 compared with 2007 was primarily due to the following factors:

  •
  a $38.0 million unrealized gain on credit derivatives in 2008 compared with a $(670.4) million unrealized loss on credit derivatives in 2007. In 2008, the widening of the Company's own credit spread, which was substantially offset by an overall general widening of credit spreads in the market, leading to a relatively small net unrealized gain. During 2007, market spreads widened more substantially than the Company's own credit spread leading to the $(670.4) million unrealized loss. The unrealized loss on credit derivatives, net of related income taxes, was $(4.1) million and $(487.9) million for 2008 and 2007, respectively. With considerable volatility continuing in the market, this amount will fluctuate significantly in future periods, See Note 4 "Credit Derivatives" to the consolidated financial statements in Item 8 of this Form 10-K for more information on our credit derivatives as of December 31, 2008 and 2007,

  •
  an increase of $102.1 million in net earned premium to $261.4 in 2008 from $159.3 million in 2007, which is attributable to the continued overall growth in our in-force book of business and an increase in net earned premiums attributable to refunded and called bonds, which reflect the unscheduled pre-payment or refundings of underlying municipal bonds, of $61.9 million in 2008 compared to $17.6 million in 2007,

  •
  an increase of $34.5 million in net investment income to $162.6 million in 2008 from $128.1 million in 2007 which is attributable to increased invested assets from positive operating cash flows as well as increased capital from equity offerings in April 2008 and December 2007, and

  •
  an increase of $34.6 million in other income, which included a fair value gain of $42.7 million pre-tax, $27.8 million after-tax, related to Assured Guaranty Corp.'s committed capital securities.

        Partially offsetting these positive factors were:

  •
  a decrease of $170.9 million in underwriting gain (loss) to $(76.4) million underwriting loss in 2008, compared with a $94.5 million underwriting gain in 2007, primarily due to an increase in loss and loss adjustment expenses associated with our RMBS exposures,

  •
  an increase in net realized investment (losses) of $(68.5) million primarily related to the $(71.3) million write down of securities due to other than temporary impairment,

  •
  an increase of $3.6 million in operating expenses during 2008, resulting from (1) the amortization of restricted stock and stock option awards, due to new stock awards in 2008 and the related amortization as well as the accelerated vesting of these awards for retirement eligible employees as required by FAS 123R and (2) expansion of our performance retention plan, and

  •
  a $203.2 million increase in our provision (benefit) for income tax to a $43.4 million provision in 2008, compared with a $(159.8) million benefit in 2007. This provision is mainly related to the unrealized gain on credit derivatives recognized in 2008 and the unrealized losses on credit derivatives recognized in 2007. In addition, the 2007 provision for income taxes included a $10.1 million reduction of the Company's FIN 48 liability, which was reduced subsequent to the adoption of FIN 48, due to final regulations on the treatment of a tax uncertainty regarding the use of consolidated losses and as a result of the completion of an IRS audit of Assured Guaranty Overseas US Holdings Inc. and subsidiaries.

    The decrease in net income of $463.0 million to a net (loss) of $(303.3) million in 2007 from $159.7 million in 2006 was primarily due to the following factors:

  •
  a $(670.4) million unrealized loss on credit derivatives in 2007 compared with a $11.8 million unrealized gain on credit derivatives in 2006, attributable to credit spreads widening in all asset classes including residential and commercial real estate and corporate collateral. This unrealized loss included no credit losses. Net of related income taxes, the unrealized (loss) gain on credit derivatives, was $(487.9) million and $8.8 million for 2007 and 2006, respectively,

  •
  an increase of $8.4 million in other income, which included a fair value gain of $8.3 million pre-tax, $5.4 million after-tax, related to Assured Guaranty Corp.'s committed capital securities,

  •
  a $9.7 million increase in interest expense to $23.5 million in 2007 from $13.8 million in 2006, which reflects a full year of interest expense related to our Series A Enhanced Junior Subordinated Debentures which were issued in December 2006, and

  •
  an increase of $11.9 million in operating expenses to $79.9 million in 2007 from $68.0 million in 2006, mainly as a result of increased salary and employee related expenses due to staffing additions and merit increases. Also contributing to the increase was the amortization of restricted stock and stock option awards, due to new stock awards in 2007 and the related amortization as well as the accelerated vesting of these awards for retirement eligible employees as required by FAS 123R, which the Company adopted on January 1, 2006.

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

Gross Written Premiums

	Year Ended December 31,
Gross Written Premiums	2008	2007	2006
	($ in millions)
Financial guaranty direct	$484.7	$167.1	$124.8
Financial guaranty reinsurance	129.3	251.0	123.9
Mortgage guaranty	0.7	2.7	8.4

Total financial guaranty gross written premiums	614.7	421.0	257.2
Other	3.5	3.5	4.1

Total gross written premiums	$618.3	$424.5	$261.3

        Gross written premiums for the year ended December 31, 2008 were $618.3 million, compared with $424.5 million for the year ended December 31, 2007, an increase of $193.8 million, or 46%. Gross written premiums in our financial guaranty direct operations increased $317.6 million for 2008 compared with 2007 primarily due to a $371.8 million increase in U.S. generated business, of which

$355.8 million was from our upfront U.S. public finance business, as we continue to increase our market share. Partially offsetting this increase was a reduction of our international business to $16.9 million in 2008, compared with $71.3 million for the year ended December 31, 2007 due to market conditions. Gross written premiums in our financial guaranty reinsurance segment decreased $121.7 million primarily due to a large portfolio assumed from one of our cedants in December 2007, which contributed $143.2 million to gross written premiums in the fourth quarter of 2007. The decrease in gross written premiums in mortgage guaranty segment is primarily related to the run-off of our quota share treaty business as well as commutations executed in the latter part of 2007.

        Gross written premiums for the year ended December 31, 2007 were $424.5 million compared with $261.3 million for the year ended December 31, 2006, an increase of $163.2 million, or 62%. Our 2007 financial guaranty direct segment increased $42.3 million due to an increase of $24.7 million in our U.S. public finance business and $18.1 million in our U.S. structured finance business, while our international infrastructure business remained flat. Our financial guaranty reinsurance segment increased $127.1 million in 2007 compared with 2006 primarily due to execution of a reinsurance transaction with Ambac Assurance Corporation ("Ambac") whereby we assumed a diversified portfolio of financial guaranty transactions, which resulted in gross written premiums of $143.2 million. Gross written premiums for 2007 in our mortgage guaranty segment decreased $5.7 million compared with 2006, primarily attributable to run-off of our quota share contracts and commutations executed in the latter part of 2006.

Net Earned Premiums

	Year Ended December 31,
Net Earned Premiums	2008	2007	2006
	($ in millions)
Financial guaranty direct	$90.0	$52.8	$27.8
Financial guaranty reinsurance	165.9	88.9	94.4
Mortgage guaranty	5.7	17.5	22.7

Total financial guaranty net earned premiums	261.4	159.3	144.8
Other	—	—	—

Total net earned premiums	$261.4	$159.3	$144.8

        Net earned premiums for the year ended December 31, 2008 increased $102.1 million, or 64%, compared with the year ended December 31, 2007. Financial guaranty direct net earned premiums increased $37.2 million in 2008, compared with 2007. This increase is attributable to the continued growth of our in-force book of business, resulting in increased net earned premiums. The year ended December 31, 2008 had $1.3 million of earned premiums from public finance refundings in the financial guaranty direct segment compared to $2.8 million in 2007. Public finance refunding premiums reflect the unscheduled pre-payment or refundings of underlying municipal bonds. The increase in financial guaranty reinsurance segment was due to the increase in public finance refundings of $45.8 million to $60.6 million in 2008. This increase is primarily a result of greater refundings of municipal auction rate and variable rate debt as reported by our ceding companies. Excluding refundings, our financial guaranty reinsurance segment increased $31.2 million in 2008 compared with 2007 due mainly to the portfolio assumed from Ambac in December 2007, which contributed $56.9 million to net premiums earned in 2008. The $11.8 million decrease in net earned premiums in our mortgage guaranty segment in 2008 compared with 2007 reflects the run-off of our quota share treaty business as well as commutations executed in the latter part of 2007.

        Net earned premiums for the year ended December 31, 2007 increased $14.5 million, or 10%, compared with the year ended December 31, 2006. Net earned premiums from our financial guaranty direct operations increased to $52.8 million in 2007 compared with $27.8 million in 2006 due to the continued growth of our in-force book of business, resulting in increased net earned premiums, and to public finance refundings which were $2.8 million in 2007. The year ended December 31, 2006 amounts had no earned premiums from public finance refundings in the financial guaranty direct segment. The decreases in net earned premiums in the financial guaranty reinsurance and mortgage guaranty segments in 2007 compared to 2006 were primarily related to the non-renewal and expiration of certain treaties.

Net Investment Income

        Net investment income was $162.6 million, $128.1 million and $111.5 million and had pre-tax yields to maturity of 4.6%, 5.0% and 5.1% for the years ended December 31, 2008, 2007 and 2006, respectively. The $34.5 million increase in investment income in 2008 compared with 2007 was attributable to increased invested assets due to positive operating cash flows as well as increased capital from equity offerings in April 2008 and December 2007. The increase in net investment income in 2007 compared with 2006 was mainly due to increased invested assets due to positive operating cash flows.

Net Realized Investment Losses

        Realized investment gains and losses are determined using the specific identification method and are credited or charged to income. Net realized investment losses, principally from the sale of fixed maturity securities, were $(69.8) million, $(1.3) million and $(2.0) million for the years ended December 31, 2008, 2007 and 2006, respectively. The Company recognized $71.3 million of other than temporary impairment losses substantially related to mortgage-backed and corporate securities for the year ended December 31, 2008 primarily due to the fact that it does not have the intent to hold these securities until there is a recovery in their value. The Company had no write downs of investments for other than temporary impairment losses in 2007 and 2006. Net realized investment losses, net of related income taxes, were $(62.7) million, $(1.3) million and $(1.5) million for the years ended December 31, 2008, 2007 and 2006, respectively.

Realized Gains and Other Settlements on Credit Derivatives

	Year Ended December 31,
Realized gains and other settlements on credit derivatives	2008	2007	2006
	($ in millions)
Net credit derivative premiums received and receivable:
Direct segment	$113.2	$72.7	$61.9
Reinsurance segment	4.9	—	—

Total net credit derivative premiums received and receivable	118.1	72.7	61.9
Net credit derivative losses recovered and recoverable	0.4	1.4	11.8
Ceding commissions (paid/payable) received/receivable, net	(0.9)	(0.1)	0.2

Total realized gains and other settlements on credit derivatives	$117.6	$74.0	$73.9

        Realized gains and other settlements on credit derivatives, were $117.6 million, $74.0 million and $73.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. Total net credit derivative premiums received and receivable, which represents premium income recognized attributable to insured CDS contracts, was $118.1 million, $72.7 million and $61.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. This increase is attributable to growth in our direct segment business written in credit derivative form. Net credit derivative losses recovered and recoverable of $0.4 million, $1.4 million and $11.8 million for the years ended December 31, 2008, 2007 and 2006, respectively, relates to recoveries received by us in those years for claim payments made in prior years. We did not have any losses paid or payable under these contracts in either 2008, 2007 or 2006.

Unrealized Gains (Losses) on Credit Derivatives

	Year Ended December 31,
Unrealized gains (losses) on credit derivatives	2008	2007	2006
	($ in millions)
Pre-tax:
Unrealized gains (losses) on credit derivatives, excluding incurred losses on credit derivatives	$81.7	$(666.9)	$5.5
Incurred (losses) gains on credit derivatives	(43.7)	(3.6)	6.3

Total unrealized gains (losses) on credit derivatives	$38.0	$(670.4)	$11.8

After-tax:
Unrealized gains (losses) on credit derivatives, excluding incurred losses on credit derivatives	$29.3	$(485.4)	$4.0
Incurred (losses) gains on credit derivatives	(33.4)	(2.5)	4.8

Total unrealized (losses) gains on credit derivatives	$(4.1)	$(487.9)	$8.8

        Credit derivatives are recorded at fair value as required by FAS 133, FAS 149 and FAS 155. The change in fair value for the year ended December 31, 2008 was a $38.0 million gain compared with a $670.4 million loss for the year ended December 31, 2007 and a $11.8 million gain for the same period in 2006. The change in fair value for 2008 was attributable to the widening of credit default spreads traded on AGC, which increased from 180 basis points at December 31, 2007 to 1,775 basis points at December 31, 2008. For the year ended December 31, 2008, approximately 50% of our unrealized gain on credit derivatives is attributable to the fair value of high yield and investment grade corporate collateralized loan obligation transactions, with the balance of the change in fair values principally in the residential and commercial mortgage backed securities markets. The change in fair value for 2007 was attributable to spreads widening and includes no credit losses. For the year ended 2007, approximately 45% of the Company's unrealized loss on credit derivatives was due to a decline in the market value of high yield and investment grade corporate collateralized loan obligation transactions, with the balance generated by lower market values principally in the residential and commercial mortgage-backed securities markets. Changes in the fair value of our derivative contracts do not reflect actual claims or credit losses, and have no impact on the Company's claims-paying resources, rating agency capital or regulatory capital positions. With considerable volatility continuing in the market, the fair value adjustment amount will fluctuate significantly in future periods. The change in fair value of $11.8 million for 2006 was related to many factors but primarily due to run-off of transactions and tightening in credit spreads. Unrealized gains (losses) on credit derivatives, excluding incurred losses on credit derivatives, net of related income taxes, were $29.3 million, $(485.4) million and $4.0 million in 2008, 2007 and 2006, respectively.

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

        Management also calculates portfolio and case reserve expenses on our credit derivative contracts in the same manner as we do for our financial guaranty insurance contracts. Prior to the First Quarter 2008, incurred losses on credit derivatives were apportioned in our financial statements from unrealized gains (losses) on credit derivatives and included in loss and loss adjustment expenses. As a result of reclassifying our accounting activity related to credit derivative contracts commencing with the First Quarter 2008, we no longer make this apportionment in our financial statements, but believe it is an important metric in evaluating the credit quality of our credit derivative contracts. The incurred (losses) gains on credit derivatives were $(43.7) million ($(33.4) million loss after-tax), $(3.6) million ($(2.5) million loss after-tax) and $6.3 million ($4.8 million after-tax) for the years ended December 31, 2008, 2007 and 2006, respectively. The increase for 2008 as compared with 2007 is primarily due to an increase in portfolio reserves as a result of downgrades within our U.S. RMBS credit derivative book of business.

Other Income

        The years ended December 31, 2008 and 2007 included a fair value gain of $42.7 million and $8.3 million, pre-tax, respectively, related to Assured Guaranty Corp.'s committed capital securities. The increase was due to the widening of the Company's credit spreads. The Company recorded a fair value gain of $0 in the year ended December 31, 2006, as the fair value of CCS securities was $0 as of December 31, 2006 and December 31, 2005.

Loss and Loss Adjustment Expenses (Recoveries)

	Year Ended December 31,
Loss and Loss Adjustment Expenses (Recoveries)	2008	2007	2006
	($ in millions)
Financial guaranty direct	$196.7	$29.2	$2.6
Financial guaranty reinsurance	68.4	(24.1)	13.1
Mortgage guaranty	2.0	0.6	(4.4)

Total financial guaranty loss and loss adjustment expenses (recoveries)	267.1	5.8	11.3
Other	(1.5)	—	—

Total loss and loss adjustment expenses (recoveries)	$265.8	$5.8	$11.3

        Loss and loss adjustment expenses for the years ended December 31, 2008, 2007 and 2006 were $265.8 million, $5.8 million and $11.3 million, respectively. Loss and LAE for 2008 were $265.8 million. Results for the financial guaranty direct segment for 2008 included losses incurred of $119.7 million and $53.9 million related to HELOC and Closed-End Second exposures, respectively, driven by credit deterioration, primarily related to increases in delinquencies. The financial guaranty reinsurance segment included losses incurred of $48.5 million related primarily to our assumed HELOC exposures during 2008.

        In 2007, loss and LAE for the financial guaranty direct segment included a $2.4 million case reserve increase and a $30.2 million portfolio reserve increase, primarily attributable to downgrades of transactions in our CMC list related to the subprime mortgage market, particularly U.S. home equity line of credit ("HELOC") exposures. Portfolio reserves also increased as a result of growth in new business and revised rating agency default statistics used in the portfolio reserving model. The financial guaranty reinsurance segment had a $(24.1) million loss benefit principally due to the restructuring of a European infrastructure transaction, as well as loss recoveries and increases in salvage reserves for aircraft-related transactions.

        In 2006, the financial guaranty direct segment had loss and loss adjustment expenses of $2.6 million mainly due to an increase of $4.5 million associated with the increase in net earned premiums and downgrades of a sub-prime mortgage transaction, partially offset by a case loss reserves net recovery of $(1.6) million relating to the settlement of a sub-prime mortgage transaction. The financial guaranty reinsurance segment had loss and loss adjustment expenses of $13.1 million due to $6.8 million of net case loss and LAE reserve additions, primarily related to the ratings downgrade of a U.S. public infrastructure transaction as well as other asset backed securities and a $1.6 million write-down of expected litigation recoveries, reported from a cedant. These recoveries were established in 1998 from a bankruptcy estate. In addition, the Company increased portfolio reserves $6.2 million primarily due to the ratings downgrade of a European infrastructure transaction and management updating its rating agency default statistics, as part of our normal portfolio reserve process and due to the rating downgrade of various credits.

Profit Commission Expense

        Profit commissions, which are primarily related to our mortgage guaranty segment, allow the ceding company to share favorable experience on a reinsurance contract due to lower than expected losses. Expected or favorable loss development generates profit commission expense, while the inverse occurs on unfavorable loss development. Portfolio reserves are not a component of these profit commission calculations. For the years ended December 31, 2008, 2007 and 2006 profit commissions were $1.3 million, $6.5 million and $9.5 million, respectively. The decreases in profit commission expense for both 2008, 2007 and 2006 were due to the run-off of mortgage guaranty experience rated quota share treaties, which have a large profit commission component. Also adding to the 2008 decrease were the increases in losses incurred for certain transactions ceded to us and subject to profit commission.

Acquisition Costs

        Acquisition costs primarily consist of ceding commissions, brokerage fees and operating expenses that are related to the acquisition of new business. Acquisition costs that vary with and are directly related to the acquisition of new business are deferred and amortized in relation to earned premium. For the years ended December 31, 2008, 2007 and 2006, acquisition costs incurred were $61.2 million, $43.2 million and $45.2 million, respectively. These amounts are consistent with changes in net earned premium from non-derivative transactions. The increase of $18.0 million in 2008 compared with 2007 was primarily related to the increase in refunded earned premium, and the related deferred ceding commission which was amortized. The decrease of $2.0 million in 2007 compared with 2006 was primarily related to a greater portion of earned premium coming from our financial guaranty direct business, which has no ceding commission. There were no acquisition costs incurred in our other segment during 2008, 2007 and 2006.

Operating Expenses

        For the years ended December 31, 2008, 2007 and 2006, operating expenses were $83.5 million, $79.9 million and $68.0 million, respectively. The increases for 2008 compared with 2007, and 2007 compared with 2006, were mainly due to higher salaries and related employee benefits, due to staffing additions and merit increases. Also contributing to the increases was the amortization of restricted stock and stock option awards, due to new stock awards and other performance retention programs each year and the related amortization as well as the accelerated vesting of these awards for retirement eligible employees as required by FAS 123R.

Interest Expense

        Interest expense was $23.3 million, $23.5 million and $13.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. The 2008 and 2007 amounts were mainly comprised of $13.4 million of interest expense, net of amortization of our cash flow hedge, related to the issuance of our 7% Senior Notes ("Senior Notes") in May 2004 and $9.8 million of interest expense related to the issuance of our 6.40% Series A Enhanced Junior Subordinated Debentures (the "Debentures") in

December 2006. The coupon on the Senior Notes is 7.0%, however, the effective rate is approximately 6.4%, which reflects the effect of a cash flow hedge executed by the Company in March 2004, the term of which matches that of the Senior Notes. In addition, the 2007 amount included $0.2 million of interest expense on taxes owed. The 2006 amount included $13.4 million of interest expense, net of amortization of our cash flow hedge, on our Senior Notes and $0.3 million of interest expense on our Debentures.

Other Expense

        For the years ended December 31, 2008, 2007 and 2006, other expenses were $5.7 million, $2.6 million and $2.5 million, respectively. For all years, the amounts reflect put option premiums associated with Assured Guaranty Corp.'s $200.0 million committed capital securities. The increase in 2008 compared to 2007 was due to the increase in annualized rates from One-Month LIBOR plus 110 basis points to One-Month LIBOR plus 250 basis points as a result of the failed auction process in April 2008.

Income Tax

        For the years ended December 31, 2008, 2007 and 2006, income tax expense (benefit) was $43.4 million, $(159.8) million and $30.2 million and our effective tax rate was 38.7%, 34.5% and 15.9% for the years ended December 31, 2008, 2007 and 2006, respectively. Our effective tax rates reflect the proportion of income recognized by each of our operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 35%, UK subsidiaries taxed at the UK marginal corporate tax rate of 30%, and no taxes for our Bermuda holding company and subsidiaries. Accordingly, our overall corporate effective tax rate fluctuates based on the distribution of taxable income across these jurisdictions. 2008 included $38.0 million of pre-tax unrealized gains on credit derivatives, the majority of which was associated with subsidiaries taxed in the U.S., compared with a $(670.4) million pre-tax unrealized loss on credit derivatives in 2007. Additionally, during 2007, the IRS completed its audit of Assured Guaranty Overseas US Holdings Inc. and subsidiaries for the 2002 through 2004 tax years, resulting in a $6.0 million reduction of our FIN 48 tax liability. 2007 also included a $4.1 million reduction of the Company's FIN 48 liability, which was reduced subsequent to adoption of FIN 48, due to final regulations on the treatment of a tax uncertainty regarding the use of consolidated losses. Income tax expense in 2006 included $4.7 million related to the $13.5 million of loss recoveries from third party litigation settlements related to the equity layer credit protection business.

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

        Loss and loss adjustment expense ratio, which is a non-GAAP financial measure, is defined as loss and loss adjustment expenses (recoveries) plus the Company's net estimate of credit derivative incurred case and portfolio loss and loss adjustment expense reserves, which is included in unrealized gains (losses) on credit derivatives, plus net credit derivative losses (recoveries), which is included in realized gains and other settlements on credit derivatives, divided by net earned premiums plus net credit derivative premiums received and receivable, which is included in realized gains and other settlements on credit derivatives. Expense ratio is calculated by dividing the sum of ceding commissions expense (income), profit commission expense, acquisition costs and operating expenses by net earned premiums plus net credit derivative premiums received and receivable, which is included in realized gains and other settlements on credit derivatives. Combined ratio, which is a non-GAAP financial measure, is the sum of the loss and loss adjustment expense ratio and the expense ratio.

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

        The table below summarizes the financial results of our financial guaranty direct segment for the periods presented:

	Year Ended December 31,
	2008	2007	2006
	($ in millions)
Gross written premiums	$484.7	$167.1	$124.8
Net written premiums	474.7	154.5	124.1
Net earned premiums	90.0	52.8	27.8
Realized gains and other settlements on credit derivatives:
Net credit derivative premiums received and receivable	113.2	72.7	61.9
Net credit derivative losses recovered and recoverable (paid and payable)	—	0.1	(1.7)
Ceding commissions income (expense), net	0.6	(0.1)	0.2

Total realized gains and other settlements on credit derivatives	113.8	72.7	60.4
Loss and loss adjustment expenses (recoveries)	196.7	29.2	2.6
Incurred losses (gains) on credit derivatives	38.4	3.6	(6.3)

Total loss and loss adjustment expenses (recoveries)	235.1	32.7	(3.7)
Profit commission expense	—	—	—
Acquisition costs	14.0	10.2	8.7
Operating expenses	61.5	60.5	52.3

Underwriting (loss) gain	$(106.8)	$22.1	$30.8

Loss and loss adjustment expense ratio	115.7%	26.0%	(2.2)%
Expense ratio	36.9%	56.4%	67.8%

Combined ratio	152.6%	82.4%	65.6%

	Year Ended December 31,
Gross Written Premiums	2008	2007	2006
	($ in millions)
Public finance	$425.3	$122.1	$98.8
Structured finance	59.4	45.0	26.0

Total	$484.7	$167.1	$124.8

        The financial guaranty direct segment contributed $484.7 million, $167.1 million and $124.8 million to overall gross written premiums, for the years ended December 31, 2008, 2007 and 2006, respectively. Gross written premiums in our financial guaranty direct operations increased $317.6 million in 2008 compared with 2007 primarily due to a $371.8 million increase in U.S. generated business, of which $355.8 million was from our upfront public finance business, as we continue to increase our book of business. Partially offsetting this increase was a reduction of our international infrastructure business to $16.9 million in 2008, compared with $71.3 million for 2007, as the prior included a few large infrastructure transactions. Gross written premiums in our financial guaranty direct operations increased $42.3 million in 2007 from 2006 primarily due to a $42.7 million increase in U.S. generated business, mainly from our upfront public finance and installment structured finance business, as we continue to execute our direct business strategy. Our international business was basically flat, and generated $71.3 million of gross written premiums in 2007 compared with $71.6 million in 2006.

        Generally, gross and net written premiums from the public finance market are received upfront, while the structured finance and credit derivatives markets have been received on an installment basis. The contribution of upfront premiums to gross written premiums were 87.7%, 72.4% and 79.2% of gross written premiums, or $425.0 million, $121.1 million and $98.9 million in 2008, 2007 and 2006, respectively. In 2008, 2007 and 2006, installment premiums represented 12.3%, 27.6% and 20.8% of gross written premiums in this segment, or $59.7 million, $46.0 million and $25.9 million, respectively.

	Year Ended December 31,
Net Written Premiums	2008	2007	2006
	($ in millions)
Public finance	$418.2	$111.7	$98.8
Structured finance	56.5	42.7	25.3

Total	$474.7	$154.5	$124.1

        For the years ended December 31, 2008, 2007 and 2006, net written premiums were $474.7 million, $154.5 million and $124.1 million, respectively. The variances in net written premiums are consistent with the variances in gross written premiums as we typically retain a substantial portion of this business.

	Year Ended December 31,
Net Earned Premiums	2008	2007	2006
	($ in millions)
Public finance	$34.6	$13.0	$5.6
Structured finance	55.4	39.8	22.2

Total	$90.0	$52.8	$27.8

Included in public finance direct net earned premiums are refundings of:	$1.3	$2.8	$—

        Net earned premiums for the years ended December 31, 2008, 2007 and 2006, were $90.0 million, $52.8 million and $27.8 million, respectively. The increase in net earned premiums reflects our increased market penetration, which has resulted in growth of our in-force book of business. Net earned premiums in 2008 increased $37.2 million compared with 2007 for the same reason. Net earned premiums increased $25.0 million in 2007 from 2006 due to the continued growth in our in-force book of business. Included in 2008 and 2007 financial guaranty direct net earned premiums were $1.3 million and $2.8 million, respectively, of public finance refundings, which reflect the unscheduled pre-payment or refundings of underlying municipal bonds. These unscheduled refundings are sensitive to market interest rates. There were no unscheduled refundings in 2006. We evaluate our net earned premiums both including and excluding these refundings.

	Year Ended December 31,
Realized gains and other settlements on credit derivatives	2008	2007	2006
	($ in millions)
Net credit derivative premiums received and receivable	$113.2	$72.7	$61.9
Net credit derivative losses recovered and recoverable (paid and payable)	—	0.1	(1.7)
Ceding commissions received/receivable (paid/payable), net	0.6	(0.1)	0.2

Total realized gains and other settlements on credit derivatives	$113.8	$72.7	$60.4

        Realized gains and other settlements on credit derivatives, were $113.8 million, $72.7 million and $60.4 million for the years ended December 31, 2008, 2007 and 2006, respectively, and were comprised only of net credit derivative premiums received and receivable, which represents premium income recognized attributable to CDS contracts. The increases in both 2008 and 2007 are attributable to the increases in our direct business written in credit derivative form, as indicated by a 3% and 44% increase in par outstanding during the years ended December 31, 2008 and 2007, respectively, as well as pricing improvements during this time period. We did not have any losses paid or payable under these contracts in either 2008, 2007 or 2006.

        Loss and loss adjustment expenses were $196.7 million, $29.2 million and $2.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. Our loss and loss adjustment expenses are affected by changes in the mix, size and credit trends in our book of business, and by changes in our reserves for loss and loss adjustment expenses for prior periods. The loss ratios for the years ended December 31, 2008, 2007 and 2006 were 115.7%, 26.0% and (2.2)%, respectively. The 2008 year included an incurred loss and LAE of $53.9 million mainly attributable to two Closed-End Second transactions and loss and LAE of $119.7 million mainly related to our direct HELOC exposures driven by credit deterioration, primarily related to increases in delinquencies and decreases in credit enhancement. Additionally, 2008 included an incurred loss of $17.2 million due to establishment of a case reserve for a real estate related transaction. Included in 2007 was a $2.4 million case reserve increase and a $30.2 million portfolio reserve increase, primarily attributable to downgrades of transactions in our CMC list, including U.S. home equity line of credit exposures, as well as growth in new business and management's annual updating of rating agency default statistics used in the portfolio reserving model.

        Loss and LAE of $2.6 million in 2006 were due to an increase of $4.5 million associated with the increase in par in force and related net earned premiums and downgrades to sub-prime mortgage transactions, partially offset by a case loss reserve net recovery of $(1.6) million relating to the settlement of a sub-prime mortgage transaction.

        Incurred losses (gains) on credit derivatives were $38.4 million in 2008 compared with $3.6 million in 2007. The increase is primarily due to an increase in portfolio reserves as a result of downgrades within our U.S. RMBS credit derivative book of business.

        For the years ended December 31, 2008, 2007 and 2006, acquisition costs incurred were $14.0 million, $10.2 million and $8.7 million, respectively. The changes in acquisition costs incurred over the periods are directly related to changes in net earned premiums from non-derivative transactions.

        Operating expenses for the years ended December 31, 2008, 2007 and 2006 were $61.5 million, $60.5 million and $52.3 million, respectively. During 2006, the Company implemented a new operating expense allocation methodology to more closely allocate expenses to the individual operating segments. This new methodology was based on a comprehensive study which was based on departmental time estimates and headcount. The increases in operating expenses for both 2008 and 2007 were attributable to increased staff additions and merit increases as well as the increase in the amortization of restricted stock and stock option awards, due to new stock awards and other performance retention programs each year and the related amortization as well as the accelerated vesting of these awards for retirement eligible employees as required by FAS 123R.

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

        The table below summarizes the financial results of our financial guaranty reinsurance segment for the periods presented:

	Year Ended December 31,
	2008	2007	2006
	($ in millions)
Gross written premiums	$129.3	$251.0	$123.9
Net written premiums	129.1	250.8	123.2
Net earned premiums	165.9	88.9	94.4
Realized gains and other settlements on credit derivatives:
Net credit derivative premiums received and receivable	4.9	—	—
Net credit derivative losses recovered and recoverable	—	—	—
Ceding commissions (expense) income, net	(1.5)	—	—

Total realized gains and other settlements on credit derivatives	3.4	—	—
Loss and loss adjustment expenses (recoveries)	68.4	(24.1)	13.1
Incurred losses on credit derivatives	5.4	—	—

Total loss and loss adjustment expenses (recoveries)	73.8	(24.1)	13.1
Profit commission expense	1.0	2.7	2.7
Acquisition costs	46.6	31.3	34.1
Operating expenses	19.7	17.3	14.5

Underwriting gain	$28.1	$61.6	$30.0

Loss and loss adjustment expense ratio	43.2%	(27.1)%	13.9%
Expense ratio	40.3%	57.7%	54.3%

Combined ratio	83.5%	30.6%	68.2%

	Year Ended December 31,
Gross Written Premiums	2008	2007	2006
	($ in millions)
Public finance	$91.3	$207.8	$92.2
Structured finance	38.0	43.2	31.7

Total	$129.3	$251.0	$123.9

        Gross written premiums for our financial guaranty reinsurance segment include upfront premiums on transactions underwritten during the period, plus installment premiums on business primarily underwritten in prior periods. Consequently, this amount is affected by changes in the business mix between public finance and structured finance. For the years ended December 31, 2008, 2007 and 2006, 59%, 84% and 68%, respectively, of gross written premiums in this segment were upfront premiums and 41%, 16% and 32%, respectively, were installment premiums.

        Gross written premiums for the years ended December 31, 2008, 2007 and 2006 were $129.3 million, $251.0 million and $123.9 million, respectively. The decrease of $121.7 million, or 48%, in gross written premiums for 2008, compared with 2007was mainly a result of a large portfolio assumed from Ambac in December 2007 which contributed $143.2 million of written premium. For 2007, gross written premiums increased $127.1 million, or 103%, compared with 2006 primarily due to the Ambac portfolio mentioned above.

        The following table summarizes the Company's gross written premiums by type of contract:

	Year Ended December 31,
Gross Written Premiums	2008	2007	2006
	($ in millions)
Treaty	$37.9	$66.0	$82.4
Facultative	91.4	185.0	41.5

Total	$129.3	$251.0	$123.9

        The following table summarizes the Company's reinsurance gross written premiums by significant client:

	Year Ended December 31,
Gross Written Premiums by Client(1)	2008	2007	2006
	($ in millions)
Financial Security Assurance Inc.(1)	$94.5	$58.6	$57.5
Ambac Assurance Corporation(2)	27.6	156.9	23.6
Financial Guaranty Insurance Company	21.2	17.5	21.1
MBIA Insurance Corporation	6.0	7.9	10.5
XL Capital Assurance Ltd(3).	(20.3)	10.0	10.4

    (1)
    Excludes credit derivative gross written premiums.

    (2)
    In December 2007, the Company's reinsurance subsidiary, AG Re, reinsured a diversified portfolio of financial guaranty contracts totaling approximately $29 billion of net par outstanding from Ambac.

    (3)
    In July 2008, AG Re commuted its $2.1 billion portfolio of business assumed from XLFA, for a payment of $18.0 million, which included returning $14.6 million of unearned premium, net of ceding commissions, and loss reserves of $5.2 million, resulting in a net gain to the Company of $1.8 million.

	Year Ended December 31,
Net Written Premiums	2008	2007	2006
	($ in millions)
Public finance	$91.1	$207.6	$91.5
Structured finance	38.0	43.2	31.7

Total	$129.1	$250.8	$123.2

        For the years ended December 31, 2008, 2007 and 2006, net written premiums were $129.1 million, $250.8 million and $123.2 million, respectively. The changes in all periods are consistent with the changes in gross written premiums because, to date, we have not retroceded a significant amount of premium to external reinsurers.

	Year Ended December 31,
Net Earned Premiums	2008	2007	2006
	($ in millions)
Public finance	$123.1	$62.8	$61.2
Structured finance	42.8	26.1	33.2

Total	$165.9	$88.9	$94.4

Included in public finance reinsurance net earned premiums are refundings of:	$60.6	$14.8	$11.2

        For the years ended December 31, 2008, 2007 and 2006, net earned premiums were $165.9 million, $88.9 million and $94.4 million, respectively. Net earned premiums increased $77.0 million, or 87%, in 2008 compared with 2007 and decreased $5.5 million, or 6%, in 2007 compared with 2006. Public finance transactions traditionally have a longer weighted average life than structured finance transactions. Public finance net earned premiums also include refundings, which reflect the unscheduled pre-payment or refundings of underlying municipal bonds. These unscheduled refundings, which were $60.6 million, $14.8 million and $11.2 million in 2008, 2007 and 2006, respectively, are sensitive to market interest rates and other market factors. Excluding refundings, net earned premiums increased $31.2 million, or 42%, in 2008 compared with 2007, due primarily to the portfolio assumed from Ambac in December 2007, which contributed $30.6 million to net earned premiums in 2008. Excluding these refundings, our financial guaranty reinsurance segment net earned premiums decreased by $9.1 million in 2007 when compared with 2006 due to the non-renewal of certain treaties in 2004 and 2006. Net earned premiums, excluding refundings, decreased $10.3 million, or 11%, in 2006 compared with 2005, due to the non-renewal of certain treaties and change in mix of business. We evaluate our net earned premiums both including and excluding these refundings.

	Year Ended December 31,
Realized gains and other settlements on credit derivatives	2008	2007	2006
	($ in millions)
Net credit derivative premiums received and receivable	$4.9	$—	$—
Net credit derivative losses recovered and recoverable or payable	—	—	—
Ceding commissions (paid/payable) received/receivable, net	(1.5)	—	—

Total realized gains and other settlements on credit derivatives	$3.4	$—	$—

        Realized gains and other settlements on credit derivatives, were $3.4 million, $0 million and $0 million for the years ended December 31, 2008, 2007 and 2006, respectively. Net credit derivative premiums received and receivable, which represents premium income recognized attributable to CDS contracts, and related ceding commission expense, increased based on amounts reported to us by our cedants. We did not have any losses paid or payable under these contracts in either 2008, 2007 or 2006.

        Loss and LAE were $68.4 million, $(24.1) million and $13.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. Our loss and LAE ratios for the years ended December 31, 2008, 2007 and 2006 were 43.2%, (27.1)% and 13.9%, respectively. Loss and LAE in 2008 included $48.5 million of loss and LAE related to our assumed HELOC exposures. Additionally, 2008 loss and LAE included $14.6 million of incurred losses related to two public finance transactions. In 2007, the financial guaranty reinsurance segment had $(12.8) million of incurred losses due to the restructuring of a European infrastructure transaction, as well as losses incurred of $(17.7) million related to loss recoveries and increased salvage reserves for aircraft-related transactions. These benefits were partially offset by increases to case and portfolio reserves of $2.5 million and $2.4 million, respectively, for HELOC exposures. Portfolio reserves also increased $2.9 million as a result of management's annual updating of its rating agency default statistics. The 2006 loss and loss adjustment expenses included $6.8 million of net case loss and LAE reserve additions, primarily related to the rating downgrades of a U.S. public infrastructure transaction as well as other asset backed securities and a $1.6 million write-down of expected litigation recoveries, reported from a cedant. These recoveries were established in 1998 from a bankruptcy estate. In addition, the Company increased portfolio reserves $6.2 million primarily due to the ratings downgrade of a European infrastructure transaction and management updating its rating agency default statistics, as part of our normal portfolio reserve process and due to the rating downgrade of various credits.

        Profit commission expense was $1.0 million, $2.7 million and $2.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. Not all of our treaties have a profit commission component, however the changes in profit commission expense correspond with the net earned premium from a treaty which has a profit commission component. The decrease in 2008, compared with 2007 is primarily related to amounts reported by our ceding companies, which reflects increases in reported loss and LAE for transactions subject to profit commission.

        For the years ended December 31, 2008, 2007 and 2006, acquisition costs incurred were $46.6 million, $31.3 million and $34.1 million, respectively. The changes in acquisition costs incurred over the periods are directly related to the changes in net earned premiums from non-derivative transactions and also reflect a decrease in negotiated ceding commission rates for transactions executed in recent years.

        Operating expenses for the years ended December 31, 2008, 2007 and 2006, were $19.7 million, $17.3 million and $14.5 million, respectively. During 2006, the Company implemented a new operating expense allocation methodology to more closely allocate expenses to the individual operating segments. This new methodology was based on a comprehensive study which was based on departmental time estimates and headcount. The increases in operating expenses for both 2008 and 2007 were attributable to increased staff additions and merit increases as well as the increase in the amortization of restricted stock and stock option awards, due to new stock awards and other performance retention programs each year and the related amortization as well as the accelerated vesting of these awards for retirement eligible employees as required by FAS 123R.

Mortgage Guaranty Segment

        Mortgage guaranty insurance provides protection to mortgage lending institutions against the default of borrowers on mortgage loans that, at the time of the advance, had a loan-to-value ratio in excess of a specified ratio. We primarily function as a reinsurer in this industry and assume all or a portion of the risks undertaken by primary mortgage insurers.

        The table below summarizes the financial results of our mortgage guaranty segment for the periods presented:

	Year Ended December 31,
	2008	2007	2006
	($ in millions)
Gross written premiums	$0.7	$2.7	$8.4
Net written premiums	0.7	2.7	8.4
Net earned premiums	5.7	17.5	22.7
Loss and loss adjustment expenses (recoveries)	2.0	0.6	(4.4)
Profit commission expense	0.4	3.8	6.8
Acquisition costs	0.5	1.6	2.3
Operating expenses	2.2	2.0	1.3

Underwriting gain	$0.6	$9.4	$16.7

Loss and loss adjustment expense ratio	35.1%	3.3%	(19.4)%
Expense ratio	53.9%	42.9%	45.7%

Combined ratio	89.0%	46.2%	26.3%

        Gross written premiums for the years ended December 31, 2008, 2007 and 2006 were $0.7 million, $2.7 million and $8.4 million, respectively. The decrease in gross written premiums for 2007 compared with 2006 was primarily related to the run-off of our quota share treaty business as well as commutations executed in the latter part of 2007. The decrease in gross written premiums for 2007 compared with 2006 was primarily related to the run-off of our quota share treaty business as well as commutations executed in the latter part of 2006.

        Net written premiums for the years ended December 31, 2008, 2007 and 2006 were $0.7 million, $2.7 million and $8.4 million, respectively. This is consistent with gross written premiums, as we do not cede a significant amount of our mortgage guaranty business.

        For the years ended December 31, 2008, 2007 and 2006, net earned premiums were $5.7 million, $17.5 million and $22.7 million, respectively. The decrease in net earned premiums for both periods reflects the run-off of our quota share treaty business as well as commutations executed in the latter parts of 2007 and 2006.

        Loss and loss adjustment expenses were $2.0 million, $0.6 million and $(4.4) million for the years ended December 31, 2008, 2007 and 2006, respectively. The loss and loss adjustment expense ratios for the years ended December 31, 2008, 2007 and 2006 were 35.1%, 3.3% and (19.4)%, respectively. Loss and LAE for 2008 included $2.3 million of LAE related to one transaction in arbitration (refer to Note 16 "Commitments and Contingencies" to the consolidated financial statements in Item 8 of this Form 10-K for further discussion). The loss and loss adjustment expense for 2007 was due to an increase in portfolio reserves as a result of management's annual updating of rating agency default statistics used in its portfolio reserving process. The 2006 result was primarily due to the Company releasing $4.1 million of IBNR reserves related to the settlement of the 1997 quota share treaty year. This release however, was offset by a corresponding increase in profit commission expense, discussed below.

        Profit commission expense for the years ended December 31, 2008, 2007 and 2006 was $0.4 million, $3.8 million and $6.8 million, respectively. The decrease in profit commission expense for 2008 compared with 2007 is primarily due to the run-off of mortgage guaranty experience rated quota share treaties, which have a large profit commission component. The 2007 profit commission expense is mainly related to the commutation of two transactions during the latter part of the year. The 2006 year included $4.1 million of profit commission expense due to the settlement of the 1997 quota share years, discussed above. Portfolio reserves are not a component of these profit commission calculations.

        Acquisition costs incurred for the years ended December 31, 2008, 2007 and 2006 were $0.5 million, $1.6 million and $2.3 million, respectively. The changes in acquisition costs incurred are directly related to the changes in net earned premiums.

        Operating expenses for the years ended December 31, 2008, 2007 and 2006 were $2.2 million, $2.0 million and $1.3 million, respectively. During 2006, the Company implemented a new operating expense allocation methodology to more closely allocate expenses to the individual operating segments. This new methodology was based on a comprehensive study which was based on departmental time estimates and headcount. The increase in operating expenses for both 2008 and 2007 were attributable to increased salaries due to increased staff additions and merit increases as well as the increase in the amortization of restricted stock and stock option awards, due to new stock awards and other performance retention programs each year and the related amortization as well as the accelerated vesting of these awards for retirement eligible employees as required by FAS 123R.

Other Segment

        The other segment represents lines of businesses that we exited or sold as part of our IPO.

        The other segment had no earned premiums during 2008, 2007 or 2006. However, due to loss recoveries the other segment generated underwriting gains of $1.9 million, $1.3 million and $13.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. The Company recorded net credit derivative loss recoveries of $0.4 million, $1.3 million and $13.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Liquidity and Capital Resources

        Our liquidity, both on a short-term basis (for the next twelve months) and a long-term basis (beyond the next twelve months), is largely dependent upon: (1) the ability of our operating subsidiaries to pay dividends or make other payments to us, (2) external financings and (3) net investment income from our invested assets. Our liquidity requirements include the payment of our operating expenses, interest on our debt, and dividends on our common shares. We may also require liquidity to make periodic capital investments in our operating subsidiaries. In the ordinary course of our business, we evaluate our liquidity needs and capital resources in light of holding company expenses, debt-related expenses and our dividend policy, as well as rating agency considerations. Based on the amount of dividends we expect to receive from our subsidiaries and the income we expect to receive from our invested assets, management believes that we will have sufficient liquidity to satisfy our needs over the next twelve months, including the ability to pay dividends on our common shares. Total cash paid in 2008, 2007 and 2006 for dividends to shareholders was $16.0 million, or $0.18 per common share, $11.0 million, or $0.16 per common share, and $10.5 million, or $0.14 per common share, respectively. Beyond the next twelve months, the ability of our operating subsidiaries to declare and pay dividends may be influenced by a variety of factors including market conditions, insurance and rating agencies regulations and general economic conditions. Consequently, although management believes that we will continue to have sufficient liquidity to meet our debt service and other obligations over the long term, it remains possible that we may be required to seek external debt or equity financing in order to meet our operating expenses, debt service obligations or pay dividends on our common shares. These external sources of financing may or may not be available to us, and if available, the costs of such financing may be higher than our current levels.

        We anticipate that a major source of our liquidity, for the next twelve months and for the longer term, will be amounts paid by our operating subsidiaries as dividends. Certain of our operating subsidiaries are subject to restrictions on their ability to pay dividends. See "Business—Regulation." The amount available at AGC to pay dividends in 2009 with notice to, but without the prior approval of, the Maryland Insurance Commissioner is approximately $37.8 million. Dividends paid by a U.S. company to a Bermuda holding company presently are subject to a 30% withholding tax. The amount available at AG Re to pay dividends or make a distribution of contributed surplus in 2009 in compliance with Bermuda law is $1,125.0 million. However, any distribution which results in a reduction of 15% or more of AG Re's total statutory capital, as set out in its previous year's financial statements, would require the prior approval of the Bermuda Monetary Authority.

        Liquidity at our operating subsidiaries is used to pay operating expenses, claims, payment obligations with respect to credit derivatives, including collateral postings, reinsurance premiums and dividends to AGUS for debt service and dividends to us, as well as, where appropriate, to make capital investments in their own subsidiaries. In addition, certain of our operating companies may be required to post additional collateral in connection with credit derivatives and reinsurance transactions. Management believes that these subsidiaries' operating needs generally can be met from operating cash flow, including gross written premium and investment income from their respective investment portfolios.

        Net cash flows provided by operating activities were $427.0 million, $385.9 million and $261.6 million during the years ended December 31, 2008, 2007 and 2006, respectively. The increase in cash flows provided by operating activities in 2008, compared with 2007 was due to the large proportion of upfront premiums received in our financial guaranty direct segment due to growth in our U.S. public finance business.

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

        Net cash flows used in investing activities were $(649.6) million, $(664.4) million and $(228.5) million during the years ended December 31, 2008, 2007 and 2006, respectively. These investing activities were primarily net purchases of fixed maturity investment securities during 2008, 2007 and 2006. The increase in 2008 was due to purchases of fixed maturity securities with the cash generated from positive cash flows from operating activities and capital received from the equity offerings in April 2008 and December 2007. The increase in 2007 was due to purchases of fixed maturity securities with the cash proceeds from the December 2007 public offering, as discussed below.

        Net cash flows provided by (used in) financing activities were $229.3 million, $281.4 million and $(35.1) million during the years ended December 31, 2008, 2007 and 2006, respectively.

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

        On April 8, 2008, investment funds managed by WL Ross & Co. LLC ("WL Ross") purchased 10,651,896 shares of the Company's common equity at a price of $23.47 per share, resulting in proceeds to the Company of $250.0 million. The Company contributed $150.0 million of these proceeds to its subsidiary, AG Re. In addition, the Company contributed $100.0 million of these proceeds to its subsidiary, Assured Guaranty US Holdings Inc., which in turn contributed the same amount to its subsidiary, AGC. The commitment to purchase these shares was previously announced on February 29, 2008. WL Ross has a remaining commitment through April 8, 2009 to purchase up to $750.0 million of the Company's common equity, at the Company's option, subject to the terms and conditions of the investment agreement with the Company dated February 28, 2008. In accordance with the investment agreement, the Company may exercise this option in one or more drawdowns, subject to a minimum drawdown of $50 million, provided that the purchase price per common share for the subsequent shares is not greater than $27.57, or less than $19.37, the price per common share for the initial shares. The purchase price per common share for such shares will be equal to 97% of the volume weighted average price of a common share on the NYSE for the 15 NYSE trading days prior to the applicable drawdown notice. As of December 31, 2008, and as of the date of this filing, the purchase price per common share is outside of this range and therefore the Company may not, at this time, exercise its option for WL Ross to purchase additional shares.

        During 2008 we paid $16.0 million in dividends, $3.6 million, net, under our option and incentive plans and $1.0 million for offering costs incurred in connection with the December 2007 equity offering and issuance of common shares to WL Ross.

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

        The following table summarizes our contractual obligations as of December 31, 2008:

	As of December 31, 2008
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	($ in millions)
Senior Notes(1)	$554.3	$14.0	$28.0	$28.0	$484.3
Series A Enhanced Junior Subordinated Debentures(1)	226.5	9.6	19.2	19.2	178.5
Operating lease obligations(2)	31.9	7.1	12.4	11.2	1.1
Reserves for losses and loss adjustment expenses(3)	156.9	224.0	6.2	(26.2)	(47.1)

Total(4)	$969.6	$254.7	$65.8	$32.2	$616.8

(1)
Principal and interest. See also Note 18 "Long-Term Debt" to the consolidated financial statements in Item 8 of this 10-K.

(2)
Lease payments are subject to escalations in building operating costs and real estate taxes.

(3)
We have estimated the timing of these payments based on our historical experience and our expectation of future payment patterns. However, the timing of these payments may vary significantly from the amounts shown above, especially for our portfolio reserves. Amounts include payments for derivative reserves of $48.7 million and mortgage reserves of $1.5 million. These amounts are not discounted.

(4)
Totals may not add due to rounding.

Off-Balance Sheet Arrangements

        In June 2008, the Company's subsidiary, Assured Guaranty Corp., entered into a new five-year lease agreement for New York office space. Future minimum annual payments of $5.3 million for the first twelve month period and $5.7 million for subsequent twelve month periods will commence October 1, 2008 and are subject to escalation in building operating costs and real estate taxes.

        As of December 31, 2008 and 2007, the Company did not have any significant off-balance-sheet arrangements that were not accounted for or disclosed in the consolidated financial statements.

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

        The 2006 credit facility's financial covenants require that Assured Guaranty Ltd. (a) maintain a minimum net worth of seventy-five percent (75%) of the Consolidated Net Worth of Assured Guaranty Ltd. as of the most recent fiscal quarter of Assured Guaranty Ltd. prior to November 6, 2006 and (b) maintain a maximum debt-to-capital ratio of 30%. In addition, the 2006 credit facility requires that AGC maintain qualified statutory capital of at least 75% of its statutory capital as of the fiscal quarter prior to November 6, 2006. Furthermore, the 2006 credit facility contains restrictions on Assured Guaranty Ltd. and its subsidiaries, including, among other things, in respect of their ability to incur debt, permit liens, become liable in respect of guaranties, make loans or investments, pay dividends or make distributions, dissolve or become party to a merger, consolidation or acquisition, dispose of assets or enter into affiliate transactions. Most of these restrictions are subject to certain minimum thresholds and exceptions. The 2006 credit facility has customary events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, bankruptcy or insolvency proceedings, change of control and cross-default to other debt agreements. A default by one borrower will give rise to a right of the lenders to terminate the facility and accelerate all amounts then outstanding. As of December 31, 2008 and 2007, Assured Guaranty was in compliance with all of those financial covenants.

        As of December 31, 2008 and 2007, no amounts were outstanding under this facility nor have there been any borrowings under this facility.

        The 2006 credit facility replaced a $300.0 million three-year credit facility. Letters of credit totaling approximately $2.9 million remained outstanding as of December 31, 2008 related to the Real Estate Lease agreement discussed above. No letters of credit were outstanding as of December 31, 2007.

  Non-Recourse Credit Facilities

  AG Re Credit Facility

        On July 31, 2007 AG Re entered into a non-recourse credit facility ("AG Re Credit Facility") with a syndicate of banks which provides up to $200.0 million to satisfy certain reinsurance agreements and obligations. The AG Re Credit Facility expires in July 2014.

        The AG Re Credit Facility does not contain any financial covenants. The AG Re Credit Facility has customary events of default , including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, bankruptcy or insolvency proceedings, change of control and cross-default to other debt agreements. If any such event of default were triggered, AG Re could be required to repay potential outstanding borrowings in an accelerated manner.

        AG Re's obligations to make payments of principal and interest on loans under the AG Re Credit Facility, whether at maturity, upon acceleration or otherwise, are limited recourse obligations of AG Re and are payable solely from the collateral securing the AG Re Credit Facility, including recoveries with respect to certain insured obligations in a designated portfolio, premiums with respect to defaulted insured obligations in that portfolio, certain designated reserves and other designated collateral.

        As of December 31, 2008 and 2007, no amounts were outstanding under this facility nor have there been any borrowings under the life of this facility.

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

        Initially, all of the CCS Securities were issued to a special purpose pass-through trust (the "Pass-Through Trust"). The Pass-Through Trust was dissolved in April 2008 and the committed capital securities were distributed to the holders of the Pass-Through Trust's securities. Neither the Pass-Through Trust nor the Custodial Trusts are consolidated in Assured Guaranty's financial statements.

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

        As of December 31, 2008 and 2007, the put option had not been exercised.

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

        Upon a Fixed Rate Distribution Event, the distribution rate on the AGC Preferred Stock will equal the fixed rate equivalent of one-month LIBOR plus 2.50%. A "Fixed Rate Distribution Event" will be deemed to have occurred when AGC Preferred Stock is outstanding, if: (1) AGC elects to have the AGC Preferred Stock bear dividends at a fixed rate, (2) AGC fails to pay dividends on the AGC Preferred Stock for the related distribution period and such failure continues for five business days or (3) AGC fails to pay the fees and expenses of the Custodial Trust for the related distribution period pursuant to the Custodial Trust Expense Reimbursement Agreement and such failure continues for five business days.

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

Investment Portfolio

        Our investment portfolio consisted of $3,154.1 million of fixed maturity securities, $477.2 million of short-term investments and a duration of 4.1 years as of December 31, 2008, compared with $2,587.0 million of fixed maturity securities, $552.9 million of short-term investments and a duration of 3.9 years as of December 31, 2007. Our fixed maturity securities are designated as available-for-sale in accordance with FAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"). Fixed maturity securities are reported at their fair value in accordance with FAS 115, and the change in fair value is reported as part of accumulated other comprehensive income. If we believe the decline in fair value is "other than temporary," we write down the carrying value of the investment and record a realized loss in our statement of operations.

        The following table summarizes our investment portfolio as of December 31, 2008:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	($ in millions)
U.S. government and agencies	$426.6	$49.4	$—	$475.9
Obligations of state and political subdivisions	1,235.9	33.2	(51.4)	1,217.7
Corporate securities	274.2	5.8	(11.8)	268.2
Mortgage-backed securities	1,081.9	21.8	(51.8)	1,051.8
Asset-backed securities	80.7	—	(7.1)	73.6
Foreign government securities	50.3	4.2	—	54.5
Preferred stock	12.6	—	(0.3)	12.4

Total fixed maturity securities	3,162.3	114.3	(122.5)	3,154.1
Short-term investments	477.2	—	—	477.2

Total investments(1)	$3,639.5	$114.3	$(122.5)	$3,631.3

        The following table summarizes our investment portfolio as of December 31, 2007:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	($ in millions)
U.S. government and agencies	$297.4	$13.5	$—	$311.0
Obligations of state and political subdivisions	1,043.0	38.6	(2.8)	1,078.8
Corporate securities	179.4	4.8	(1.4)	182.8
Mortgage-backed securities	859.7	9.9	(4.6)	864.9
Asset-backed securities	68.1	0.3	(0.1)	68.4
Foreign government securities	71.4	1.7	—	73.1
Preferred stock	7.9	0.2	—	8.1

Total fixed maturity securities	2,526.9	69.1	(8.9)	2,587.0
Short-term investments	552.9	—	—	552.9

Total investments(1)	$3,079.8	$69.1	$(8.9)	$3,139.9

(1)
Totals may not add across and down due to rounding.

        The amortized cost and estimated fair value of our available-for-sale fixed maturity securities as of December 31, 2008 and 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

        See Note 9 "Investments" to the consolidated financial statements in Item 8 of this Form 10-K for more information on our available-for-sale fixed maturity securities as of December 31, 2008 and 2007.

	As of December 31,
	2008		2007
($ in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$29.0	$29.5	$11.7	$11.7
Due after one year through five years	357.1	373.2	357.6	364.8
Due after five years through ten years	564.7	584.8	382.5	396.9
Due after ten years	1,117.0	1,101.4	907.6	940.6
Mortgage-backed securities	1,081.9	1,051.8	859.7	864.9
Preferred stock	12.6	12.4	7.9	8.1

Total(1)	$3,162.3	$3,153.1	$2,526.9	$2,587.0

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

	As of December 31,
	2008	2007
AAA or equivalent	59.0%	79.9%
AA	23.8%	15.6%
A	15.5%	4.5%
BBB	1.7%	—
Below investment grade(1)	—	—

Total	100.0%	100.0%

    (1)
    Represents $1.0 million, or less than 0.1%, of the investment portfolio at December 31, 2008.

        As of December 31, 2008 and December 31, 2007, our investment portfolio contained three securities that were not rated or rated below investment grade. The change in the rating distributions reflected above is mainly the result of downgrades of certain financial guaranty insurance companies during the Second Quarter 2008. As of December 31, 2008 and December 31, 2007, the weighted average credit quality of our entire investment portfolio was AA+ and AAA, respectively.

        As of December 31, 2008, $641.1 million of the Company's $3,154.1 million of fixed maturity securities were guaranteed by third parties. The following table presents the credit rating of these $641.1 million of securities without the third-party guaranty:

Rating	Amount (in millions)
AAA	$14.4
AA	357.5
A	240.0
BBB	7.9
Not Available	21.3

Total(1)	$641.1

    (1)
    Excludes $4.6 million of fixed maturity securities wrapped by Assured Guaranty Corp. and rated below investment grade.

        As of December 31, 2008, the distribution by third-party guarantor of the $641.1 million is presented in the following table:

Guarantor	Amount (in millions)
MBIA	$198.4
Ambac	190.8
FSA	150.1
FGIC	101.8

Total(1)	$641.1

    (1)
    Excludes $4.6 million of fixed maturity securities wrapped by Assured Guaranty Corp. and rated below investment grade.

        As of December 31, 2008 and to date, the Company has had no investments in or asset positions with any of these guarantors.

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

        Under agreements with our cedants and in accordance with statutory requirements, we maintain fixed maturity securities in trust accounts for the benefit of reinsured companies and for the protection of policyholders, generally in states where we or our subsidiaries, as applicable, are not licensed or accredited. The carrying value of such restricted balances as of December 31, 2008 and 2007 was $1,233.4 million and $936.0 million, respectively.

        Under certain derivative contracts, the Company is required to post eligible securities as collateral, generally cash or U.S. government or agency securities. The need to post collateral under these transactions is generally based on mark-to-market valuation in excess of contractual thresholds. The fair market value of the Company's pledged securities totaled $157.7 million and $0.4 million as of December 31, 2008 and 2007, respectively.

Credit Risk

        The recent credit crisis and related turmoil in the global financial system has had and may continue to have an impact on our business. On September 15, 2008, Lehman Brothers Holdings Inc. filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York. As of December 31, 2008, we had CDS contracts outstanding with Lehman Brothers International (Europe), a subsidiary of Lehman Brothers Holdings Inc., with future installment payments totaling $44.7 million ($38.5 million present value). We have not received payment since September 15, 2008, and are currently reviewing our rights under the CDS contracts.

        As of December 31, 2008, the present value of future installments ("PVI") of our CDS contracts with counterparties in the financial services industry is approximately $495.1 million. The largest counterparties are:

Counterparty	PVI Amount (in millions)
Deutsche Bank AG	$144.8
RBS/ABN AMRO	45.2
Barclays Capital	44.1
Lehman Brothers International	38.5
Others(1)	222.5

Total	$495.1

    (1)
    Each counterparty within the "Other" category represents less than 5% of the total.

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

        Financial instruments that may be adversely affected by changes in credit spreads consist primarily of Assured Guaranty's outstanding credit derivative contracts. We enter into credit derivative contracts which require us to make payments upon the occurrence of certain defined credit events relating to an underlying obligation (generally a fixed income obligation). The Company's credit derivative exposures are substantially similar to its financial guaranty insurance contracts and provide for credit protection against payment default, and are generally not subject to collateral calls due to changes in market value. In general, the Company structures credit derivative transactions such that the circumstances giving rise to our obligation to make loss payments is similar to that for financial guaranty insurance policies and only occurs as losses are realized on the underlying reference obligation. Nonetheless, credit derivative transactions are governed by International Swaps and Derivatives Association, Inc. ("ISDA") documentation and operate differently from financial guaranty insurance policies. For example, our control rights with respect to a reference obligation under a credit derivative may be more limited than when we issue a financial guaranty policy on a direct primary basis. In addition, while our exposure under credit derivatives, like our exposure under financial guaranty policies, has been generally for as long as the reference obligation remains outstanding, unlike financial guaranty insurance policies, a credit derivative may be terminated for a breach of the ISDA documentation or other specific events. In some older credit derivative transactions, one such specified event is the failure of AGC to maintain specified financial strength ratings ranging from AA- to BBB-.

        If a credit derivative is terminated we could be required to make a mark-to-market payment as determined under the ISDA documentation. For example, if AGC's rating were downgraded to A+, under market conditions at December 31, 2008, if the counterparties exercised their right to terminate their credit derivatives, AGC would have been required make payments that the Company estimates to be approximately $261 million. Further, if AGC's rating was downgraded to levels between "BBB+" and "BB+" it would have been required to make additional payments that the Company estimates to be approximately $620 million at December 31, 2008.

        Under a limited number of credit derivative contracts, the Company is required to post eligible securities as collateral, generally cash or U.S. government or agency securities. The need to post collateral under these transactions is generally based on mark-to-market valuation in excess of contractual thresholds. The particular thresholds decline if the Company ratings decline. As of December 31, 2008 the Company had pre-IPO transactions with approximately $1.9 billion of par subject to collateral posting due to changes in market value. Of this amount, as of December 31, 2008, the Company posted collateral totaling approximately $157.7 million (including $134.2 million for AGC) based on the unrealized mark-to-market loss position for transactions with two of its counterparties. Any amounts required to be posted as collateral in the future will depend on changes in the market values of these transactions. Additionally, in the event AGC were downgraded below A-, contractual thresholds would be eliminated and the amount of par that could be subject to collateral posting requirements would be $2.4 billion. Based on market values as of December 31, 2008, such a downgrade would have resulted in AGC posting an additional $88.7 million of collateral. Currently no additional collateral posting is required or anticipated for any other transactions.

        Unrealized gains and losses on credit derivatives are a function of changes in the estimated fair value of our credit derivative contracts. If credit spreads of the underlying obligations change, the fair value of the related credit derivative changes. Market liquidity could also impact valuations of the underlying obligations. As such, Assured Guaranty experiences mark-to-market gains or losses. We consider the impact of our own credit risk, in collaboration with credit spreads on risk that we assume through CDS contracts, in determining the fair value of our credit derivatives. We determine our own credit risk based on quoted CDS prices traded on the Company at each balance sheet date. The quoted price of CDS contracts traded on AGC at December 31, 2008 and December 31, 2007 was 1,775 basis points and 180 basis points, respectively. The price of CDS traded on the Company generally moves directionally the same as general market spreads. A widening of the CDS prices traded on the Company has an effect of offsetting unrealized losses that result from widening general market credit spreads. Thus, as the Company's credit spreads widen, the value of our CDS decreases. Conversely, as our own credit spread narrows, the value of our unrealized losses widens. However, an overall narrowing of spreads generally results in an unrealized gain on credit derivatives for us and a widening of spreads generally results in an unrealized loss for us.

        The impact of changes in credit spreads will vary based upon the volume, tenor, interest rates, and other market conditions at the time these fair values are determined. In addition, since each transaction has unique collateral and structure terms, the underlying change in fair value of each transaction may vary considerably. The fair value of credit derivatives also reflects the change in our own credit cost based on the price to purchase credit protection on AGC. During the year ended December 31, 2008, we incurred net pre-tax unrealized gains on credit derivative contracts of $38.0 million. The 2008 gain includes a gain of $4,147.6 million associated with the change in AGC's credit spread, which widened substantially from 180 basis points at December 31, 2007 to 1,775 basis points at December 31, 2008. Management believes that the widening of AGC's credit spread is due to the correlation between AGC's risk profile and that experienced currently by the broader financial markets. Offsetting the gain attributable to the significant increase in AGC's credit spread were declines in fixed income security market prices primarily attributable to widening spreads in certain markets as a result of the continued deterioration in credit markets and some credit rating downgrades, rather than from delinquencies or defaults on securities guaranteed by the Company. The higher credit spreads in the fixed income security market are due to the recent lack of liquidity in the high yield collateralized debt obligation and collateralized loan obligation markets as well as continuing market concerns over the most recent vintages of subprime residential mortgage backed securities.

        The total notional amount of credit derivative exposure outstanding as of December 31, 2008 and December 31, 2007 and included in our financial guaranty exposure was $75.1 billion and $71.6 billion, respectively.

        We generally hold these credit derivative contracts to maturity. The unrealized gains and losses on credit derivatives will reduce to zero as the exposure approaches its maturity date, unless there is a payment default on the exposure.

        The following table summarizes the estimated change in fair values on the net balance of Assured Guaranty's credit derivative positions assuming immediate parallel shifts in credit spreads at December 31, 2008:

        (Dollars in millions)

Credit Spreads(1)	Estimated Net Fair Value (Pre-Tax)	Estimated Pre-Tax Change in Gain/(Loss)
December 31, 2008:
100% widening in spreads	$(1,538.3)	$(999.1)
50% widening in spreads	(1,044.0)	(504.8)
25% widening in spreads	(793.5)	(254.3)
10% widening in spreads	(642.2)	(103.0)
Base Scenario	(539.2)	—
10% narrowing in spreads	(454.4)	84.8
25% narrowing in spreads	(326.7)	212.5
50% narrowing in spreads	(118.4)	420.8

    (1)
    Includes the effects of spreads on both the underlying asset classes and the Company's own credit spread.

        See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" for more information.

Recent Accounting Pronouncements

        In September 2006, the FASB issued FAS No. 157, "Fair Value Measurement" ("FAS 157"). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 applies to other accounting pronouncements that require or permit fair value measurements, since the FASB had previously concluded in those accounting pronouncements that fair value is the relevant measure. Accordingly, FAS 157 does not require any new fair value measurements. FAS 157 is effective for the measurement of financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FASB Staff Position ("FSP") No. 157-2 extended the effective date of FAS 157 for non-financial assets and liabilities for fiscal years beginning after November 15, 2008. We adopted FAS 157 for financial assets and liabilities effective January 1, 2008 and will adopt FAS 157 for non-financial assets and liabilities effective January 1, 2009. FAS 157 did not have a material impact on our results of operations or financial position.

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

        In April 2007, the FASB Staff issued FASB Staff Position No. FIN 39-1, "Amendment of FASB Interpretation No. 39" ("FSP FIN 39-1"), which permits companies to offset cash collateral receivables or payables with net derivative positions under certain circumstances. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. FSP FIN 39-1 did not affect the Company's results of operations or financial position.

        In December 2007, the FASB issued FAS No. 141 (revised), "Business Combinations" ("FAS 141R"). FAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. FAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. FAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim statements within those fiscal years. Early adoption is not permitted. Since FAS 141R applies prospectively to business combinations whose acquisition date is subsequent to the statement's adoption. The Company plans to apply the provisions of FAS 141R to account for its pending acquisition of FSAH. As of December 31, 2008, the Company had paid $2.7 million of expenses related to the Company's pending acquisition of FSAH that the Company plans to expense in the first quarter 2009.

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

        In March 2008, the FASB issued FAS No. 161, "Disclosures About Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133" ("FAS 161"). FAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. FAS 161 did not have an impact on the Company's current results of operations or financial position.

        In May 2008, the FASB issued FAS 163. FAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. FAS 163 also clarifies the methodology to be used for financial guaranty premium revenue recognition and claim liability measurement, as well as requiring expanded disclosures about the insurance enterprise's risk management activities. The provisions of FAS 163 related to premium revenue recognition and claim liability measurement are effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. Earlier application of these provisions is not permitted. The expanded risk management activity disclosure provisions of FAS 163 were effective for the third quarter of 2008 and are included in Note 11 "Significant Risk Management Activities" to the consolidated financial statements in Item 8 of this Form 10-K. FAS 163 will be applied to all existing and future financial guaranty insurance contracts written by the Company. The cumulative effect of initially applying FAS 163 will be recorded as an adjustment to retained earnings as of January 1, 2009. The adoption of FAS 163 is expected to have a material effect on the Company's financial statements. The Company is in the process of estimating the impact of its adoption of FAS 163. The Company will continue to follow its existing accounting policies in regards to premium revenue recognition and claim liability measurement until it completes its first quarter 2009 financial statements.

        In June 2008, the FASB issued FSP EITF 03-6-1, "Participating Securities and the Two-Class Method under FASB Statement No. 128" ("FSP"). The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share ("EPS") under the two-class method described in FAS No. 128, "Earnings per Share." The FSP requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. The FSP is effective for fiscal years beginning after December 15, 2008; earlier application is not permitted. This FSP also requires that all prior period EPS data be adjusted retrospectively. The Company does not expect adoption of the FSP to have a material effect on its results of operations or earnings per share.

        In October 2008, the FASB issued FASB Staff Position No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP 157-3"). FSP 157-3 clarified the application of FAS 157, "Fair Value Measurements", in a market that is not active. FSP 157-3 was effective when issued. It did not have an impact on the Company's current results of operations or financial position.

        The FASB adopted FSP FAS 133-1 and FIN 45-4, "Disclosures About Credit Derivatives and Certain Guarantees" and FAS 161, "Disclosures about Derivative Instruments and Hedging Activities" to address concerns that current derivative disclosure requirements did not adequately address the potential adverse effects that these instruments can have on the financial performance and operations of an entity. Companies will be required to provide enhanced disclosures about their derivative activities to enable users to better understand: (1) how and why a company uses derivatives, (2) how it accounts for derivatives and related hedged items, and (3) how derivatives affect its financial statements. These should include the terms of the derivatives, collateral posting requirements and triggers, and other significant provisions that could be detrimental to earnings or liquidity. Disclosures specific to credit derivatives must be included in the December 31, 2008 financial statements. Certain other derivative and hedging disclosures must be included in the Company's March 31, 2009 Form 10-Q. Management believes that the Company's current derivatives disclosures are in compliance with the items required by FSP 133-1 and FAS 161.

        In December 2008, the FASB adopted FSP FAS 140-4 and FIN 46(R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities" to require public entities to provide, among other things, additional disclosures about transfers of financial assets and their involvement with variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 was effective when issues. It did not have an impact on the Company's current results of operations or financial position.

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

        As of December 31, 2008, management has evaluated the effectiveness of the Company's internal control over financial reporting based on the criteria established in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we have concluded that Assured Guaranty Ltd.'s internal control over financial reporting was effective as of December 31, 2007.

        The effectiveness of the Company's internal controls over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this Item under the heading "Report of Independent Registered Public Accounting Firm."

/s/ DOMINIC J. FREDERICO Dominic J. Frederico President and Chief Executive Officer	/s/ ROBERT B. MILLS Robert B. Mills Chief Financial Officer

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Assured Guaranty Ltd.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of shareholders' equity and of cash flows, present fairly, in all material respects, the financial position of Assured Guaranty Ltd. and its subsidiaries (the "Company") at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Responsibility for Financial Statements and Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
New York, New York
February 25, 2009

Assured Guaranty Ltd.

Consolidated Balance Sheets

(in thousands of U.S. dollars except per share and share amounts)

	As of December 31,
	2008	2007
Assets
Fixed maturity securities, at fair value (amortized cost: $3,162,308 in 2008 and $2,526,889 in 2007)	$3,154,137	$2,586,954
Short-term investments, at cost which approximates fair value	477,197	552,938

Total investments	3,631,334	3,139,892
Cash and cash equivalents	12,305	8,048
Accrued investment income	32,846	26,503
Deferred acquisition costs	288,616	259,298
Prepaid reinsurance premiums	18,856	13,530
Reinsurance recoverable on ceded losses	6,528	8,849
Premiums receivable	15,743	27,802
Goodwill	85,417	85,417
Credit derivative assets	146,959	5,474
Deferred income taxes	129,118	147,563
Current income taxes receivable	21,427	—
Salvage recoverable	80,207	8,540
Committed capital securities, at fair value	51,062	8,316
Other assets	35,289	23,702

Total assets	$4,555,707	$3,762,934

Liabilities and shareholders' equity
Liabilities
Unearned premium reserves	$1,233,714	$887,171
Reserves for losses and loss adjustment expenses	196,798	125,550
Profit commissions payable	8,584	22,332
Reinsurance balances payable	17,957	3,276
Current income taxes payable	—	635
Funds held by Company under reinsurance contracts	30,683	25,354
Credit derivative liabilities	733,766	623,118
Senior Notes	197,443	197,408
Series A Enhanced Junior Subordinated Debentures	149,767	149,738
Other liabilities	60,773	61,782

Total liabilities	2,629,485	2,096,364

Commitments and contingencies
Shareholders' equity
Common stock ($0.01 par value, 500,000,000 shares authorized; 90,955,703 and 79,948,979 shares issued and outstanding in 2008 and 2007)	910	799
Additional paid-in capital	1,284,370	1,023,886
Retained earnings	638,055	585,256
Accumulated other comprehensive income	2,887	56,629

Total shareholders' equity	1,926,222	1,666,570

Total liabilities and shareholders' equity	$4,555,707	$3,762,934

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Operations and Comprehensive Income

(in thousands of U.S. dollars except per share amounts)

	For the Years Ended December 31,
	2008	2007	2006
Revenues
Gross written premiums	$618,270	$424,546	$261,272
Ceded premiums	(13,714)	(16,576)	(5,452)

Net written premiums	604,556	407,970	255,820
Increase in net unearned premium reserves	(343,158)	(248,711)	(111,017)

Net earned premiums	261,398	159,259	144,803
Net investment income	162,558	128,092	111,455
Net realized investment losses	(69,801)	(1,344)	(1,994)
Change in fair value of credit derivatives
Realized gains and other settlements on credit derivatives	117,589	73,992	73,861
Unrealized gains (losses) on credit derivatives	38,034	(670,403)	11,827

Net change in fair value of credit derivatives	155,623	(596,411)	85,688
Other income	43,410	8,801	419

Total revenues	553,188	(301,603)	340,371

Expenses
Loss and loss adjustment expenses	265,762	5,778	11,323
Profit commission expense	1,336	6,476	9,528
Acquisition costs	61,249	43,150	45,208
Other operating expenses	83,493	79,866	68,019
Interest expense	23,283	23,529	13,772
Other expense	5,734	2,623	2,547

Total expenses	440,857	161,422	150,397

Income before provision (benefit) for income taxes	112,331	(463,025)	189,974
Provision (benefit) for income taxes
Current	332	12,383	18,644
Deferred	43,116	(172,136)	11,596

Total provision (benefit) for income taxes	43,448	(159,753)	30,240

Net income (loss)	68,883	(303,272)	159,734

Other comprehensive (loss) income, net of taxes
Unrealized holding (losses) gains on fixed maturity securities arising during the year	(109,408)	13,638	(7,533)
Reclassification adjustment for realized losses included in net income (loss)	62,695	1,327	1,458

Change in net unrealized (losses) gains on fixed maturity securities	(46,713)	14,965	(6,075)
Change in cumulative translation adjustment	(6,611)	199	2,544
Change in cash flow hedge	(418)	(418)	(418)

Other comprehensive (loss) income, net of taxes	(53,742)	14,746	(3,949)

Comprehensive income (loss)	$15,141	$(288,526)	$155,785

Earnings (loss) per share:
Basic	$0.78	$(4.46)	$2.18
Diluted	$0.77	$(4.46)	$2.15
Dividends per share	$0.18	$0.16	$0.14

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Shareholders' Equity

For the years ended December 31, 2008, 2007 and 2006

(in thousands of U.S. dollars)

	Common Stock	Additional Paid-in Capital	Unearned Stock Grant Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance, December 31, 2005	$748	$881,998	$(14,756)	$747,691	$45,832	$1,661,513
Net income	—	—	—	159,734	—	159,734
Dividends ($0.14 per share)	—	—	—	(10,478)	—	(10,478)
Common stock repurchases	(65)	(170,998)	—	—	—	(171,063)
Shares cancelled to pay withholding taxes	(1)	(2,914)	—	—	—	(2,915)
Stock options exercises	1	2,544	—	—	—	2,545
Tax benefit for stock options exercised	—	170	—	—	—	170
Shares issued under Employee Stock Purchase Plan	—	501	—	—	—	501
Reclassification due to adoption of FAS 123R	(10)	(14,746)	14,756	—	—	—
Share-based compensation and other	2	14,701	—	—	—	14,703
Change in cash flow hedge, net of tax of $(225)	—	—	—	—	(418)	(418)
Change in cumulative translation adjustment	—	—	—	—	2,544	2,544
Unrealized loss on fixed maturity securities, net of tax of $(861)	—	—	—	—	(6,075)	(6,075)

Balance, December 31, 2006	$675	$711,256	$—	$896,947	$41,883	$1,650,761
Cumulative effect of FIN 48 adoption	—	—	—	2,629	—	2,629
Net loss	—	—	—	(303,272)	—	(303,272)
Dividends ($0.16 per share)	—	—	—	(11,048)	—	(11,048)
Common stock issuance, net of offering costs	125	303,696	—	—	—	303,821
Common stock repurchases	(4)	(9,345)	—	—	—	(9,349)
Shares cancelled to pay withholding taxes	(2)	(4,086)	—	—	—	(4,088)
Stock options exercises	1	1,501	—	—	—	1,502
Tax benefit for stock options exercised	—	183	—	—	—	183
Shares issued under Employee Stock Purchase Plan	—	627	—	—	—	627
Share-based compensation and other	4	20,054	—	—	—	20,058
Change in cash flow hedge, net of tax of $(225)	—	—	—	—	(418)	(418)
Change in cumulative translation adjustment	—	—	—	—	199	199
Unrealized gain on fixed maturity securities, net of tax of $402	—	—	—	—	14,965	14,965

Balance, December 31, 2007	$799	$1,023,886	$—	$585,256	$56,629	$1,666,570
Net income	—	—	—	68,883	—	68,883
Dividends ($0.18 per share)	—	—	—	(16,015)	—	(16,015)
Dividends on restricted stock units	—	69	—	(69)	—	—
Common stock issuance, net of offering costs	107	248,948	—	—	—	249,055
Shares cancelled to pay withholding taxes	(2)	(4,449)	—	—	—	(4,451)
Stock options exercises	—	342	—	—	—	342
Tax benefit for stock options exercised	—	16	—	—	—	16
Shares issued under Employee Stock Purchase Plan	—	425	—	—	—	425
Share-based compensation and other	6	15,133	—	—	—	15,139
Change in cash flow hedge, net of tax of $(225)	—	—	—	—	(418)	(418)
Change in cumulative translation adjustment	—	—	—	—	(6,611)	(6,611)
Unrealized loss on fixed maturity securities, net of tax of $(21,523)	—	—	—	—	(46,713)	(46,713)

Balance, December 31, 2008	$910	$1,284,370	$—	$638,055	$2,887	$1,926,222

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Cash Flows

(in thousands of U.S. dollars)

	For the Years Ended December 31,
	2008	2007	2006
Operating activities
Net income (loss)	$68,883	$(303,272)	$159,734
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Non-cash interest and operating expenses	16,328	21,354	15,455
Net amortization of premium on fixed maturity securities	2,397	2,649	6,075
Provision (benefit) for deferred income taxes	43,116	(172,136)	11,596
Net realized investment losses	69,801	1,344	1,994
Unrealized (gains) losses on credit derivatives	(38,034)	670,403	(11,827)
Fair value gain on committed capital securities	(42,746)	(8,316)	—
Change in deferred acquisition costs	(29,318)	(42,269)	(23,587)
Change in accrued investment income	(6,343)	(2,308)	(1,519)
Change in premiums receivable	12,059	(5,029)	(5,961)
Change in prepaid reinsurance premiums	(5,326)	(8,994)	4,937
Change in unearned premium reserves	346,543	257,705	106,387
Change in reserves for losses and loss adjustment expenses, net	16,583	8,391	379
Change in profit commissions payable	(13,748)	(13,662)	(16,999)
Change in funds held by Company under reinsurance contracts	5,329	3,942	2,226
Change in current income taxes	(22,046)	(6,346)	10,371
Tax benefit for stock options exercised	(16)	(183)	(170)
Other changes in credit derivatives assets and liabilities, net	7,197	(6,744)	1,405
Other	(3,670)	(10,679)	1,078

Net cash flows provided by operating activities	426,989	385,850	261,574

Investing activities
Fixed maturity securities:
Purchases	(1,272,024)	(1,054,591)	(883,221)
Sales	532,144	786,590	656,958
Maturities	11,730	24,724	16,495
Sales (purchases) of short-term investments, net	78,535	(421,112)	(18,693)

Net cash flows used in investing activities	(649,615)	(664,389)	(228,461)

Financing activities
Net proceeds from common stock issuance	248,967	304,016	—
Repurchases of common stock	—	(9,349)	(171,063)
Dividends paid	(16,015)	(11,032)	(10,458)
Proceeds from employee stock purchase plan	425	627	501
Share activity under option and incentive plans	(4,057)	(2,584)	(424)
Tax benefit for stock options exercised	16	183	170
Net proceeds from issuance of Series A Enhanced Junior Subordinated Debentures	—	—	149,708
Debt issue costs	—	(425)	(1,500)
Repayment of notes assumed during formation transactions	—	—	(2,000)

Net cash flows provided by (used in) financing activities	229,336	281,436	(35,066)
Effect of exchange rate changes	(2,453)	366	548

Increase (decrease) in cash and cash equivalents	4,257	3,263	(1,405)
Cash and cash equivalents at beginning of year	8,048	4,785	6,190

Cash and cash equivalents at end of year	$12,305	$8,048	$4,785

Supplemental cash flow information
Cash paid during the year for:
Income taxes	$18,743	$28,917	$9,386
Interest	$23,600	$23,677	$14,081

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

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

        On December 20, 2006, Assured Guaranty US Holdings Inc., a subsidiary of the Company, completed the issuance of $150.0 million Series A Enhanced Junior Subordinated Debentures and used the proceeds to repurchase 5,692,599 of the Company's common shares from a subsidiary of ACE. As of December 31, 2008 ACE owns approximately 21% of the Company's outstanding common shares.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

1. Business and Organization (Continued)

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

        The Company has participated in several lines of business that are reflected in its historical financial statements but that the Company exited in connection with its 2004 initial public offering ("IPO"). The results from these lines of business make up the Company's Other segment discussed in Note 23.

        On April 8, 2008, investment funds managed by WL Ross & Co. LLC ("WL Ross") purchased 10,651,896 shares of the Company's common equity at a price of $23.47 per share, resulting in proceeds to the Company of $250.0 million. The Company contributed $150.0 million of these proceeds to its Bermuda domiciled reinsurance subsidiary, AG Re. In addition, the Company contributed $100.0 million of these proceeds to its subsidiary, Assured Guaranty US Holdings Inc., which in turn contributed the same amount to its Maryland domiciled insurance subsidiary, AGC. The commitment to purchase these shares was previously announced on February 29, 2008. In addition, Wilbur L. Ross, Jr., President and Chief Executive Officer of WL Ross, was appointed to the Board of Directors of the Company to serve a term expiring at the Company's 2009 annual general meeting of shareholders. Mr. Ross's appointment became effective immediately following the Company's 2008 annual general meeting of shareholders, which was held on May 8, 2008. WL Ross has a remaining commitment through April 8, 2009 to purchase up to $750.0 million of the Company's common equity, at the Company's option, subject to the terms and conditions of the investment agreement with the Company dated February 28, 2008. In accordance with the investment agreement, the Company may exercise this option in one or more drawdowns, subject to a minimum drawdown of $50 million, provided that the purchase price per common share for the subsequent shares is not greater than $27.57 or less than $19.37. The Company must also be rated triple-A (Stable) by Moody's, Standard & Poor's and Fitch to drawdown on the commitment. The purchase price per common share for such shares will be equal to 97% of the volume weighted average price of a common share on the NYSE for the 15 NYSE trading days prior to the applicable drawdown notice. As of December 31, 2008, and as of the date of this filing, the purchase price per common share is outside of this range and therefore the Company may not, at this time, exercise its option for WL Ross to purchase additional shares.

        On September 16, 2008, the Company agreed to waive the standstill provisions of the investment agreement to permit investment funds managed by WL Ross (the "WLR Funds") to purchase up to 5,000,000 additional common shares of the Company in open market transactions from time to time. The timing and amount of any such purchases are in the sole discretion of WL Ross and they are not obligated to purchase any such shares. The additional shares purchased by the WLR Funds, if any, will be purchased from current shareholders and therefore will not result in an increase in shareholders' equity at the Company or its subsidiaries. If all 5,000,000 additional shares were purchased, the WLR

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

1. Business and Organization (Continued)

Funds would beneficially own 17,166,396 shares or approximately 18.9% of the Company's outstanding common shares based on shares outstanding as of December 31, 2008. As of the date of this filing, the Company has not been notified that WLR Funds purchased any additional shares of the Company.

        The Company's subsidiaries have been assigned the following insurance financial strength ratings:

	Moody's	S&P	Fitch
Assured Guaranty Corp.	Aa2(Excellent)	AAA(Extremely Strong)	AAA(Extremely Strong)
Assured Guaranty Re Ltd.	Aa3(Excellent)	AA(Very Strong)	AA(Very Strong)
Assured Guaranty Re Overseas Ltd.	Aa3(Excellent)	AA(Very Strong)	AA(Very Strong)
Assured Guaranty Mortgage Insurance Company	Aa3(Excellent)	AA(Very Strong)	AA(Very Strong)
Assured Guaranty (UK) Ltd.	Aa2(Excellent)	AAA(Extremely Strong)	AAA(Extremely Strong)

        On November 21, 2008, Moody's downgraded the insurance financial strength ratings of AGC and its wholly owned subsidiary, AGUK, to Aa2 from Aaa and also downgraded the insurance financial strength ratings of AG Re and its affiliated insurance operating companies to Aa3 from Aa2. In the same rating action, Moody's downgraded the senior unsecured rating of AGUS and the issuer rating of the ultimate holding company, Assured Guaranty Ltd to A2 from Aa3. Commensurate with these downgrades, Moody's also announced that its ratings outlook for all of Assured's ratings was "stable." As of the date of this filing, the Company's rating outlook is categorized as stable from Moody's, Standard & Poor's Rating Service, a division of McGraw-Hill Companies, Inc. ("S&P") and Fitch Ratings ("Fitch").

Acquisition of Financial Security Assurance Holdings Ltd.

        On November 14, 2008, Assured Guaranty Ltd. announced that it had entered into a definitive agreement ("the Purchase Agreement") with Dexia Holdings, Inc. ("Dexia") to purchase Financial Security Assurance Holdings Ltd. ("FSAH") and, indirectly, all of its subsidiaries, including the financial guaranty insurance company, Financial Security Assurance, Inc. The definitive agreement provides that the Company will be indemnified against exposure to FSAH's Financial Products segment, which includes its guaranteed investment contract business. Pursuant to the Purchase Agreement, the Company agreed to buy 33,296,733 issued and outstanding shares of common stock of FSAH, representing as of the date thereof approximately 99.8524% of the issued and outstanding shares of common stock of FSAH. The remaining shares of FSAH are currently held by current or former directors of FSAH. Assured expects that it will acquire the remaining shares of FSAH common stock concurrent with the closing of the acquisition of shares of FSAH common stock from Dexia or shortly thereafter at the same price paid to Dexia. The closing of this transaction is expected to occur in either the first or second quarter of 2009.

        The purchase price is $722 million (based upon the closing price of the Company's common shares on the NYSE on November 13, 2008 of $8.10), consisting of $361 million in cash and up to 44,567,901 of the Company's common shares. Under the Purchase Agreement, the Company may elect to pay $8.10 per share in cash in lieu of up to 22,283,951 of the Company's common shares that it would otherwise deliver as part of the purchase price.

        The Company expects to finance the cash portion of the acquisition with the proceeds of a public equity offering. The Company has received a backstop commitment ("the WLR Backstop

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

1. Business and Organization (Continued)

Commitment") from the WLR Funds, a related party, to fund the cash portion of the purchase price with the purchase of newly issued common shares. The Company entered into the WLR Backstop Commitment on November 13, 2008 with the WLR Funds. The WLR Backstop Commitment amended the Investment Agreement between the Company and the WLR Funds and provided to the Company the option to cause the WLR Funds to purchase from Assured Guaranty Ltd. or Assured Guaranty US Holdings Inc. a number of the Company's common shares equal to the quotient of (i) the aggregate dollar amount not to exceed $361 million specified by the Company divided by (ii) the volume weighted average price of the Company's common share on the NYSE for the 20 NYSE trading days ending with the last NYSE trading day immediately preceding the date of the closing under the stock purchase agreement, with a floor of $6.00 and a cap of $8.50. Should the Company cause WLR Funds to purchase the Company's common shares at the floor amount of $6.00, WLR Funds would own approximately 39% of the Company's common shares.

        The WLR Funds have no obligation to purchase these common shares pursuant to the WLR Backstop Commitment until the closing under the stock purchase agreement occurs. The Company may use the proceeds from the sale of the Company's common shares pursuant to the WLR Backstop Commitment solely to pay a portion of the purchase price under the stock purchase agreement. The WLR Funds' obligations under the WLR Backstop Commitment have been secured by letters of credit issued for the benefit of the Company by Bank of America, N.A. and RBS Citizens Bank, N.A., each in the amount of $180.5 million.

        The Company has paid the WLR Funds a nonrefundable commitment fee of $10,830,000 in connection with the option granted by the WLR Backstop Commitment and has agreed to pay the WLR Funds' expenses in connection with the transactions contemplated thereby. The Company has agreed to reimburse the WLR Funds for the $4.1 million cost of obtaining the letters of credit referred to above.

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

        The volatility and disruption in the global financial markets have reached unprecedented levels. The availability and cost of credit has been materially affected. These factors, combined with volatile oil prices, depressed home prices and increasing foreclosures, falling equity market values, declining business and consumer confidence and the risks of increased inflation and unemployment, have precipitated an economic slowdown and fears of a severe recession. These conditions may adversely affect our profitability, financial position, investment portfolio, cash flow, statutory capital, financial strength ratings and stock price. Additionally, future legislative, regulatory or judicial changes in the

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

2. Significant Accounting Policies (Continued)

jurisdictions regulating our Company may adversely affect our ability to pursue our current mix of business, materially impacting our financial results.

        All intercompany accounts and transactions have been eliminated.

Reclassifications

        Certain prior year items have been reclassified to conform to the current year presentation.

        Effective with the quarter ended March 31, 2008, the Company reclassified the revenues, expenses and balance sheet items associated with financial guaranty contracts that the Company's financial guaranty subsidiaries write in the form of credit default swap ("CDS") contracts. The reclassification does not change the Company's net income (loss) or shareholders' equity. This reclassification is being adopted by the Company after agreement with member companies of the Association of Financial Guaranty Insurers in consultation with the staffs of the Office of the Chief Accountant and the Division of Corporate Finance of the Securities and Exchange Commission. The reclassification is being implemented in order to increase comparability of the Company's financial statements with other financial guaranty companies that have CDS contracts.

        In general, the Company structures credit derivative transactions such that circumstances giving rise to our obligation to make payments is similar to that for financial guaranty policies and generally occurs as losses are realized on the underlying reference obligation. Nonetheless, credit derivative transactions are governed by International Swaps and Derivatives Association, Inc. ("ISDA") documentation and operates differently from financial guaranty insurance policies. Under GAAP CDS contracts are subject to derivative accounting rules and financial guaranty policies are subject to insurance accounting rules.

        In the accompanying consolidated statements of operations and comprehensive income, the Company has reclassified previously reported CDS revenues from "net earned premiums" to "realized gains and other settlements on credit derivatives." Loss and loss adjustment expenses and recoveries that were previously included in "loss and loss adjustment expenses (recoveries)" have been reclassified to "realized gains and other settlements on credit derivatives," as well. Portfolio and case loss and loss adjustment expenses have been reclassified from "loss and loss adjustment expenses (recoveries)" and are included in "unrealized gains (losses) on credit derivatives," which previously included only unrealized mark to market gains or losses on the Company's contracts written in CDS form. In the consolidated balance sheet, the Company reclassified all CDS-related balances previously included in "unearned premium reserves," "reserves for losses and loss adjustment expenses," "prepaid reinsurance premiums," "premiums receivable" and "reinsurance balances payable" to either "credit derivative liabilities" or "credit derivative assets," depending on the net position of the CDS contract at each balance sheet date.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

2. Significant Accounting Policies (Continued)

        The effects of these reclassifications on the Company's consolidated balance sheet as of December 31, 2007 and related consolidated statements of operations and comprehensive income and cash flows for the years ended December 31, 2007 and 2006 are as follows (dollars in thousands):

	As of December 31, 2007
	As previously reported	As reclassified
ASSETS:
Prepaid reinsurance premiums	$17,049	$13,530
Premiums receivable	57,914	27,802
Unrealized gains on derivative financial instruments(1)	17,584	—
Credit derivative assets	—	5,474
Committed capital securities, at fair value(1)	—	8,316
Total assets	3,800,359	3,762,934
LIABILITIES AND SHAREHOLDERS' EQUITY:
Unearned premium reserves	$908,349	$887,171
Reserves for losses and loss adjustment expenses	133,845	125,550
Reinsurance balances payable	4,136	3,276
Unrealized losses on derivative financial instruments	630,210	—
Credit derivative liabilities	—	623,118
Total liabilities	2,133,789	2,096,364
Total shareholders' equity	1,666,570	1,666,570
Total liabilities and shareholders' equity	3,800,359	3,762,934

    (1)
    A fair value gain of $8.3 million related to Assured Guaranty Corp.'s committed capital securities, which was included in "Unrealized gains on derivative financial instruments" at December 31, 2007 has been reclassified to "Committed capital securities, at fair value" to conform with the 2008 presentation.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

2. Significant Accounting Policies (Continued)

	Year Ended December 31, 2007		Year Ended December 31, 2006
	As previously reported	As reclassified	As previously reported	As reclassified
Gross written premiums	$505,899	$424,546	$325,670	$261,272
Ceded premiums	(19,615)	(16,576)	(6,998)	(5,452)
Net written premiums	486,284	407,970	318,672	255,820
Increase in net unearned premium reserves	(254,304)	(248,711)	(112,018)	(111,017)
Net earned premiums	231,980	159,259	206,654	144,803
Realized gains and other settlements on credit derivatives	—	73,992	—	73,861
Unrealized (losses) gains on derivative financial instruments(1)	(658,535)	—	5,524	—
Unrealized (losses) gains on credit derivatives	—	(670,403)	—	11,827
Other income(1)	485	8,801	419	419
Loss and loss adjustment expenses (recoveries)	7,965	5,778	(6,756)	11,323
Acquisition costs	43,244	43,150	44,974	45,208
Net (loss) income	(303,272)	(303,272)	159,734	159,734

(1)
A fair value gain of $8.3 million related to Assured Guaranty Corp.'s committed capital securities, which was included in "Unrealized (losses) gains on derivative financial instruments" for the year ended December 31, 2007 has been reclassified to "Other income" to conform with the 2008 presentation.

	Year Ended December 31, 2007		Year Ended December 31, 2006
	As previously reported	As reclassified	As previously reported	As reclassified
CASH FLOWS FROM OPERATING ACTIVITIES:
Change in unrealized losses (gains) on derivative financial instruments(1)	$658,535	$—	$(5,524)	$—
Fair value gain on committed capital securities(1)	—	(8,316)	—	—
Unrealized losses (gains) on credit derivatives	—	670,403	—	(11,827)
Change in premiums receivable	(16,349)	(5,029)	(8,554)	(5,961)
Change in prepaid reinsurance premiums	(9,549)	(8,994)	4,978	4,937
Change in unearned premium reserves	263,853	257,705	107,347	106,387
Change in reserves for losses and loss adjustment expenses, net	10,926	8,391	(2,927)	379
Other changes in credit derivative assets and liabilities, net	—	(6,744)	—	1,405
Net cash provided by operating activities	385,850	385,850	261,574	261,574

(1)
A fair value gain of $8.3 million related to Assured Guaranty Corp.'s committed capital securities, which was included in "Change in unrealized (losses) gains on derivative financial instruments" for the year ended December 31, 2007 has been reclassified to "Fair value gain on committed capital securities" to conform with the 2008 presentation.

        These adjustments had no impact on net income (loss), comprehensive income (loss), earnings (loss) per share, cash flows or total shareholders' equity.

Premium Revenue Recognition

        Premiums are received either upfront or in installments. Upfront premiums are earned in proportion to the expiration of the amount at risk. Each installment premium is earned ratably over its

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

2. Significant Accounting Policies (Continued)

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

Investments

        The Company accounts for its investments in fixed maturity securities in accordance with the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("FAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"). Management determines the appropriate classification of securities at the time of purchase. As of December 31, 2008 and 2007, all investments in fixed maturity securities were designated as available-for-sale and are carried at fair value with a corresponding adjustment to accumulated other comprehensive income. The fair values of all the Company's investments are calculated from independent market valuations. The fair values of the Company's U.S. Treasury securities are primarily determined based upon broker dealer quotes obtained from several independent active market makers. The fair values of the Company's portfolio other than U.S. Treasury securities are determined primarily using matrix pricing models. The matrix pricing models incorporate factors such as tranche type, collateral coupons, average life, payment speeds, and spreads, in order to calculate the fair values of specific securities owned by the Company.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

2. Significant Accounting Policies (Continued)

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

        If the Company believes a decline in the value of a particular investment is temporary, the decline is recorded as an unrealized loss on the balance sheet in "accumulated other comprehensive income" in shareholders' equity. If the Company believes the decline is "other than temporary," the Company will write down the carrying value of the investment and record a realized loss in its consolidated statements of operations and comprehensive income. In periods subsequent to the recognition of an other-than-temporary impairment, the impaired security is accounted for as if it had been purchased on the measurement date of the impairment. Accordingly, the discount (or reduced premium) based on the new cost basis is accreted into net investment income in future periods based upon the amount and timing of expected future cash flows of the security, if the recoverable value of the investment based upon those cash flows is greater than the carrying value of the investment after the impairment.

        The Company's assessment of a decline in value includes management's current assessment of the factors noted above. The Company also seeks advice from its outside investment managers. If that assessment changes in the future, the Company may ultimately record a loss after having originally concluded that the decline in value was temporary.

        As part of its other than temporary impairment review process, management considers the nature of the investment, the cause for the impairment (interest or credit related), the severity (both as a percentage of book value and absolute dollars) and duration of the impairment, the severity of the impairment regardless of duration, and any other available evidence, such as discussions with investment advisors, volatility of the securities fair value and recent news reports when performing its assessment.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

2. Significant Accounting Policies (Continued)

Deferred Acquisition Costs

        Acquisition costs incurred, other than those associated with credit derivative products, that vary with and are directly related to the production of new business are deferred and amortized in relation to earned premiums. These costs include direct and indirect expenses such as ceding commissions, brokerage expenses and the cost of underwriting and marketing personnel. Management uses its judgment in determining what types of costs should be deferred, as well as what percentage of these costs should be deferred. The Company annually conducts a study to determine which operating costs vary with, and are directly related to, the acquisition of new business and qualify for deferral. Ceding commissions received on premiums the Company cedes to other reinsurers reduce acquisition costs. Anticipated losses, loss adjustment expenses and the remaining costs of servicing the insured or reinsured business are considered in determining the recoverability of acquisition costs. Acquisition costs associated with credit derivative products are expensed as incurred. When an insured issue is retired early, as discussed above in the Premium Revenue Recognition section, the remaining related deferred acquisition cost is expensed at that time.

Reserves for Losses and Loss Adjustment Expenses

        Reserves for losses and loss adjustment expenses for non-derivative transactions in the Company's financial guaranty direct, financial guaranty assumed reinsurance and mortgage guaranty business include case reserves and portfolio reserves. See Note 4. Credit Derivatives, for more information on the Company's derivative transactions. Case reserves are established when there is significant credit deterioration on specific insured obligations and the obligations are in default or default is probable, not necessarily upon non-payment of principal or interest by an insured. Case reserves represent the present value of expected future loss payments and loss adjustment expenses ("LAE"), net of estimated recoveries, but before considering ceded reinsurance. This reserving method is different from case reserves established by traditional property and casualty insurance companies, which establish case reserves upon notification of a claim and establish incurred but not reported ("IBNR") reserves for the difference between actuarially estimated ultimate losses and recorded case reserves. Financial guaranty insurance and assumed reinsurance case reserves and related salvage and subrogation, if any, are discounted at the taxable equivalent yield on the Company's investment portfolio, which is approximately 6%, in all periods presented. When the Company becomes entitled to the underlying collateral of an insured credit under salvage and subrogation rights as a result of a claim payment, it reduces the corresponding loss reserve for a particular financial guaranty insurance policy for the estimated salvage and subrogation, in accordance with FAS No. 60, "Accounting and Reporting by Insurance Enterprises". If the expected salvage and subrogation exceeds the estimated loss reserve for a policy, such amounts are recorded as a salvage recoverable asset in the Company's balance sheets.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

2. Significant Accounting Policies (Continued)

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

        The Company also records IBNR reserves for its other segment. IBNR is an estimate of losses for which the insured event has occurred but the claim has not yet been reported to the Company. In establishing IBNR, the Company uses traditional actuarial methods to estimate the reporting lag of such claims based on historical experience, claim reviews and information reported by ceding companies. The Company records IBNR for trade credit reinsurance within its other segment, which is 100% reinsured. The other segment represents lines of business that the Company exited or sold as part of the Company's IPO.

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

        FAS No. 60 is the authoritative guidance for an insurance enterprise. FAS 60 prescribes differing reserving methodologies depending on whether a contract fits within its definition of a short-duration contract or a long-duration contract. Financial guaranty contracts have elements of long-duration insurance contracts in that they are irrevocable and extend over a period that may exceed 30 years or more, but for regulatory purposes are reported as property and liability insurance, which are normally considered short-duration contracts. The short-duration and long-duration classifications have different methods of accounting for premium revenue and contract liability recognition. Additionally, the accounting for deferred acquisition costs ("DAC") could be different under the two methods.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

2. Significant Accounting Policies (Continued)

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

        The Company is aware that there are certain differences regarding the measurement of portfolio loss liabilities among companies in the financial guaranty industry. In January and February 2005, the Securities and Exchange Commission ("SEC") staff had discussions concerning these differences with a number of industry participants. Based on those discussions, in June 2005, the FASB staff decided additional guidance is necessary regarding financial guaranty contracts. In May 2008, the FASB issued FAS No. 163, "Accounting for Financial Guarantee Insurance Contracts—An Interpretation of FASB Statement No. 60" ("FAS 163"). See Note 3 for more information.

Profit Commissions

        Under the terms of certain of the Company's reinsurance contracts, the Company is obligated to pay the ceding company at predetermined future dates a contingent commission based upon a specified percentage of the net underwriting profits. The Company's liability for the present value of expected future payments is shown on the balance sheet under the caption, "Profit commissions payable". The unamortized discount on this liability was $0 as of both December 31, 2008 and 2007.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

2. Significant Accounting Policies (Continued)

held arrangements is included in net investment income. In addition, interest on funds held arrangements will continue to be earned or credited until the experience account is fully depleted, which can extend many years beyond the expiration of the coverage period.

Goodwill

        In connection with FAS No. 142, "Goodwill and Other Intangible Assets", the Company does not amortize goodwill, but instead is required to perform an impairment test annually or more frequently should circumstances warrant. The impairment test evaluates goodwill for recoverability by comparing the fair value of the Company's direct and reinsurance lines of business to their carrying value. If fair value is greater than carrying value then goodwill is deemed to be recoverable and there is no impairment. If fair value is less than carrying value then goodwill is deemed to be impaired and written down an amount such that the fair value of the reporting unit is equal to the carrying value, but not less than $0. No such impairment to goodwill was recognized in the years ended December 31, 2008, 2007 or 2006.

        As part of the impairment test of goodwill, there are inherent assumptions and estimates used by management in developing discounted future cash flows related to our direct and reinsurance lines of business that are subject to change based on future events. Management's estimates include projecting earned premium, incurred losses, expenses, interest rates, cost of capital and tax rates. Many of the factors used in assessing fair value are outside the control of management and it is reasonably likely that assumptions and estimates will change in future periods. These changes can result in future impairments.

        The Company has concluded that it is reasonably likely that the goodwill associated with our reinsurance line of business could become impaired in future periods if the volume of new business in the financial guaranty reinsurance market does not return to historical levels experienced prior to 2008 or if the Company is not able to continue to execute portfolio based reinsurance contracts on blocks of business for other financial guarantors in financial distress. Also, the pending FSAH transaction may cause a triggering event that will cause management to reassess its goodwill amounts related to its reinsurance line of business. See Note 22. Goodwill, for more information.

Income Taxes

        Certain of the Company's subsidiaries are subject to U.S. income tax. In accordance with FAS No. 109, "Accounting for Income Taxes", deferred income taxes are provided for with respect to the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities, using enacted rates in effect for the year in which the differences are expected to reverse. Such temporary differences relate principally to deferred acquisition costs, reserves for losses and LAE, unearned premium reserves, unrealized gains and losses on investments, unrealized gains and losses on credit derivatives and statutory contingency reserves. A valuation allowance is recorded to reduce the deferred tax asset to that amount that is more likely than not to be realized.

Earnings Per Share

        Basic earnings per share is calculated using the weighted-average number of common shares outstanding during the year. In calculating diluted earnings per share, the shares issued are increased to

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

2. Significant Accounting Policies (Continued)

include all potentially dilutive securities. All potentially dilutive securities, including nonvested restricted stock and stock options, are excluded from the basic earnings per share calculation. Basic and diluted earnings per share are calculated by dividing net income by the applicable number of shares as described above. See Note 21. Earnings (Loss) Per Share, for more information.

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

        There are two different accounting frameworks applicable to special purpose entities ("SPE"); the qualifying SPE ("QSPE") framework under FAS 140; and the VIE framework under Financial

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

2. Significant Accounting Policies (Continued)

Interpretation ("FIN") 46R "Consolidation of Variable Interest Entities". The applicable framework depends on the nature of the entity and the Company's relation to that entity. The QSPE framework is applicable when an entity transfers (sells) financial assets to a SPE meeting certain criteria as defined in FAS 140. These criteria are designed to ensure that the activities of the entity are essentially predetermined in their entirety at the inception of the vehicle; decision making is limited and restricted to certain events, and that the transferor of the financial assets cannot exercise control over the entity and the assets therein. Entities meeting these criteria are not consolidated by the transferor or other counterparty, as long as the entity does not have the unilateral ability to liquidate or to cause it to no longer meet the QSPE criteria. SPEs meeting all of FAS 140's criteria for a QSPE are not within the scope of FIN 46 and as such, need not be assessed for consolidation. When the SPE does not meet the QSPE criteria, consolidation is assessed pursuant to FIN 46R. Under FIN 46R, a VIE is defined as an entity that is not assessed for consolidation by determining which party maintains a controlling financial interest. As such, a VIE (i) lacks enough equity investment at risk to permit the entity to finance its activities without additional subordinated financial support from other parties, (ii) its equity owners lack the right to make significant decisions affecting the entity's operations, and (iii) its equity owners do not have an obligation to absorb or the right to receive the entity's losses or returns. FIN 46R requires a variable interest holder (e.g., an investor in the entity or a financial guarantor) to consolidate that VIE if that holder will absorb a majority of the expected losses of the VIE, receive a majority of the residual returns of the VIE, or both. The Company determines whether it is the primary beneficiary of a VIE by first performing a qualitative analysis of the VIE that includes, among other factors, its capital structure, contractual terms, which variable interests create or absorb variability, related party relationships and the design of the VIE. When qualitative analysis is not conclusive the Company performs a quantitative analysis. To date the results of the qualitative and quantitative analyses have indicated that the Company does not have a majority of the variability in any of these VIEs and as a result none of these VIEs are consolidated in the Company's financial statements. The Company's exposure provided through its financial guarantees with respect to debt obligations of special purpose entities is included within net par in force in Note 7. Insurance In Force.

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

        There were no such transactions during 2008 or 2007.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

3. Recent Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued FAS No. 157, "Fair Value Measurements" ("FAS 157"). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 applies to other accounting pronouncements that require or permit fair value measurements, since the FASB had previously concluded in those accounting pronouncements that fair value is the relevant measure. Accordingly, FAS 157 does not require any new fair value measurements. FAS 157 is effective for the measurement of financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FASB Staff Position,("FSP") No. 157-2 extended the effective date of FAS 157 for non-financial assets and liabilities for fiscal years beginning after November 15, 2008. The Company adopted FAS 157 for financial assets and liabilities effective January 1, 2008 and will adopt FAS 157 for non-financial assets and liabilities effective January 1, 2009. See Note 5.

        In February 2007, the FASB issued FAS No. 159, "The Fair Value Option for Financial Assets and Liabilities" ("FAS 159"). FAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value (the "fair value option"). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, FAS 159 specifies that all subsequent changes in fair value for that instrument shall be reported in the Statement of Operations and Comprehensive Income. FAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company adopted FAS 159 effective January 1, 2008. The Company did not apply the fair value option to any eligible items on the adoption date.

        In April 2007, the FASB Staff issued FASB Staff Position No. FIN 39-1, "Amendment of FASB Interpretation No. 39" ("FSP FIN 39-1"), which permits companies to offset cash collateral receivables or payables with net derivative positions under certain circumstances. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. FSP FIN 39-1 did not affect the Company's results of operations or financial position.

        In December 2007, the FASB issued FAS No. 141 (revised), "Business Combinations" ("FAS 141R"). FAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. FAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. FAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim statements within those fiscal years. Early adoption is not permitted. Since FAS 141R applies prospectively to business combinations whose acquisition date is subsequent to the statement's adoption. The Company plans to apply the provisions of FAS 141R to account for its pending acquisition of FSAH. As of December 31, 2008, the Company had paid $2.7 million of expenses related to the Company's pending acquisition of FSAH that the Company plans to expense in the first quarter 2009.

        In December 2007, the FASB issued FAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("FAS 160"). FAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary for the deconsolidation of a

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

3. Recent Accounting Pronouncements (Continued)

subsidiary. FAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim statements within those fiscal years. The Company is currently evaluating the impact, if any, FAS 160 will have on its consolidated financial statements.

        In March 2008, the FASB issued FAS No. 161, "Disclosures About Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133" ("FAS 161"). FAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. FAS 161 is not expected to have an impact on the Company's current results of operations or financial position.

        In May 2008, the FASB issued FAS No. 163, "Accounting for Financial Guarantee Insurance Contracts" ("FAS 163"). FAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. FAS 163 also clarifies the methodology to be used for financial guaranty premium revenue recognition and claim liability measurement, as well as requiring expanded disclosures about the insurance enterprise's risk management activities. The provisions of FAS 163 related to premium revenue recognition and claim liability measurement are effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. Earlier application of these provisions is not permitted. The expanded risk management activity disclosure provisions of FAS 163 were effective for the third quarter of 2008 and are included in Note 11 of the these financial statements. FAS 163 will be applied to all existing and future financial guaranty insurance contracts written by the Company. The cumulative effect of initially applying FAS 163 will be recorded as an adjustment to retained earnings as of January 1, 2009. The Company expects the effect of FAS 163 to be material to premiums receivable and unearned premium reserve on its balance sheet as of January 1, 2009 for the recording of future installment premiums. The Company is in the process of finalizing the impact of the adoption of FAS 163 on retained earnings for revisions to the Company's premium revenue recognition and claims liability methodologies. The Company will disclose the impact of the adoption of FAS 163 in its 10-Q for the period ended March 31, 2009.

        In June 2008, the FASB issued FSP EITF 03-6-1, "Participating Securities and the Two-Class Method under FASB Statement No. 128" ("FSP"). The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share ("EPS") under the two-class method described in FAS No. 128, "Earnings per Share." The FSP requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. The FSP is effective for fiscal years beginning after December 15, 2008; earlier application is not permitted. This FSP also requires that all prior period EPS data be adjusted retrospectively. The Company does not expect adoption of the FSP to have a material effect on its results of operations or earnings per share.

        In October 2008, the FASB issued FASB Staff Position No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP 157-3"). FSP 157-3 clarified the application of FAS 157, "Fair Value Measurements", in a market that is not active. FSP 157-3 was effective when issued. It did not have an impact on the Company's current results of operations or financial position.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

3. Recent Accounting Pronouncements (Continued)

        The FASB adopted FSP FAS 133-1 and FIN 45-4, "Disclosures About Credit Derivatives and Certain Guarantees" and FAS 161, "Disclosures about Derivative Instruments and Hedging Activities" to address concerns that current derivative disclosure requirements did not adequately address the potential adverse effects that these instruments can have on the financial performance and operations of an entity. Companies will be required to provide enhanced disclosures about their derivative activities to enable users to better understand: (1) how and why a company uses derivatives, (2) how it accounts for derivatives and related hedged items, and (3) how derivatives affect its financial statements. These should include the terms of the derivatives, collateral posting requirements and triggers, and other significant provisions that could be detrimental to earnings or liquidity. Disclosures specific to credit derivatives must be included in the December 31, 2008 financial statements. Certain other derivative and hedging disclosures must be included in the Company's March 31, 2009 Form 10-Q. Management believes that the Company's current derivatives disclosures are in compliance with the items required by FSP 133-1 and FAS 161.

        In December 2008, the FASB adopted FSP FAS 140-4 and FIN 46(R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities" to require public entities to provide, among other things, additional disclosures about transfers of financial assets and their involvement with variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 was effective when issues. It did not have an impact on the Company's current results of operations or financial position.

4. Credit Derivatives

        Credit derivatives issued by the Company, principally in the form of insured CDS contracts, have been deemed to meet the definition of a derivative under FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), FAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("FAS 149") and FAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("FAS 155"). FAS 133 and FAS 149 require that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheets and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value, cash flow or foreign currency hedge. FAS 155 requires companies to recognize freestanding or embedded derivatives relating to beneficial interests in securitized financial instruments. This recognition was not required prior to January 1, 2007. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

4. Credit Derivatives (Continued)

        The following table disaggregates realized gains and other settlements on credit derivatives into its component parts for the years ended December 31, 2008, 2007 and 2006 (dollars in thousands):

	Year Ended December 31,
	2008	2007	2006
Realized gains and other settlements on credit derivatives
Net credit derivative premiums received and receivable	$118,077	$72,721	$61,851
Net credit derivative losses recovered and recoverable	391	1,365	11,776
Ceding commissions (paid/payable) received/receivable, net	(879)	(94)	234

Total realized gains and other settlements on credit derivatives	$117,589	$73,992	$73,861

        Unrealized gains (losses) on credit derivatives represent the adjustments for changes in fair value that are recorded in each reporting period, under FAS 133. Changes in unrealized gains and losses on credit derivatives are reflected in the consolidated statements of operations and comprehensive income in unrealized gains (losses) on credit derivatives. Cumulative unrealized losses, determined on a contract by contract basis, are reflected as either net assets or net liabilities in the Company's balance sheets. Unrealized gains and losses resulting from changes in the fair value of credit derivatives occur because of changes in interest rates, credit spreads, the credit ratings of the referenced entities and the issuing Company's own credit rating and other market factors. The unrealized gains and losses on credit derivatives will reduce to zero as the exposure approaches its maturity date, unless there is a payment default on the exposure. Changes in the fair value of the Company's credit derivative contracts do not reflect actual claims or credit losses, and have no impact on the Company's claims paying resources, rating agency capital or regulatory capital positions.

        The Company determines fair value of its credit derivative contracts primarily through modeling that uses various inputs such as credit spreads, based on observable market indices and on recent pricing for similar contracts, and expected contractual life to derive an estimate of the value of our contracts in our principal market (see Note 5). Credit spreads capture the impact of recovery rates and performance of underlying assets, among other factors, on these contracts. The Company's pricing model takes into account not only how credit spreads on risks that it assumes affects pricing, but how the Company's own credit spread affects the pricing of its deals. If credit spreads of the underlying obligations change, the fair value of the related credit derivative changes. Market liquidity could also impact valuations of the underlying obligations.

        The impact of changes in credit spreads will vary based upon the volume, tenor, interest rates, and other market conditions at the time these fair values are determined. In addition, since each transaction has unique collateral and structure terms, the underlying change in fair value of each transaction may vary considerably. The fair value of credit derivative contracts also reflects the change in the Company's own credit cost based on the price to purchase credit protection on AGC. During 2008, the Company incurred net pre-tax unrealized gains on credit derivative contracts of $38.0 million. The 2008 gain includes an amount of $4,147.6 million associated with the change in AGC's credit spread, which widened substantially from 180 basis points at December 31, 2007 to 1,775 basis points at

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

4. Credit Derivatives (Continued)

December 31, 2008. Management believes that the widening of AGC's credit spread is due to the correlation between AGC's risk profile and that experienced currently by the broader financial markets and increased demand for credit protection against AGC as the result of its increased business volume. Offsetting the gain attributable to the significant increase in AGC's credit spread were declines in fixed income security market prices primarily attributable to widening spreads in certain markets as a result of the continued deterioration in credit markets and some credit rating downgrades, rather than from delinquencies or defaults on securities guaranteed by the Company. The higher credit spreads in the fixed income security market are due to the recent lack of liquidity in the high yield collateralized debt obligation and collateralized loan obligation markets as well as continuing market concerns over the most recent vintages of subprime residential mortgage backed securities and commercial mortgage backed securities. The 2007 loss of $670.4 million primarily related to spreads widening and includes no credit losses. For the year ended 2007, approximately 45% of the Company's unrealized loss on credit derivatives was due to a decline in the market value of high yield and investment grade corporate collateralized loan obligation transactions, with the balance generated by lower market values principally in the residential and commercial mortgage-backed securities markets. The 2006 gain of $11.8 million primarily related to the run-off of transactions and changes in credit spreads.

        The total notional amount of credit derivative exposure outstanding as of December 31, 2008 and December 31, 2007 and included in the Company's financial guaranty exposure was $75.1 billion and $71.6 billion, respectively.

        The components of the Company's unrealized gain (loss) on credit derivatives as of December 31, 2008 are:

Asset Type	Net Par Outstanding (in billions)	Weighted Average Credit Rating(1)	Full Year 2008 Unrealized Gain (Loss) (in millions)
Corporate collateralized loan obligations	$26.3	AAA	$271.2
Market value CDOs of corporates	3.8	AAA	48.8
Trust preferred securities	6.2	AA+	7.5

Total pooled corporate obligations	36.3	AAA	327.4
Commercial mortgage-backed securities	5.8	AAA	79.0
Residential mortgage-backed securities	20.3	AA	(1.5)
Other	9.7	AA	(339.2)

Total	$72.0	AA+	$65.7
Reinsurance exposures written in CDS form	3.2	AA+	(27.7)

Grand Total	$75.1	AA+	$38.0

    (1)
    Based on the Company's internal rating, which is on a comparable scale to that of the nationally recognized rating agencies.

        Corporate collateralized loan obligations, market value CDO's, and trust preferred securities, which comprise the Company's pooled corporate exposures, include all U.S. structured finance pooled corporate obligations and international pooled corporate obligations. Commercial mortgage-backed securities are comprised of commercial U.S. structured finance and commercial international mortgage

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

4. Credit Derivatives (Continued)

backed securities. Residential mortgage-backed securities are comprised of prime and subprime U.S. mortgage-backed and home equity securities, international residential mortgage-backed and international home equity securities. Other includes all other U.S. and international asset classes, such as commercial receivables, and international infrastructure and pooled infrastructure securities.

        The Company's exposure to pooled corporate obligations is highly diversified in terms of obligors and industries. Most pooled corporate transactions are structured to limit exposure to any given obligor and industry. The majority of the Company's pooled corporate exposure in the direct segment consists of collateralized loan obligations ("CLOs"). Most of these direct CLOs have an average obligor size of less than 1% and typically restrict the maximum exposure to any one industry to approximately 10%. The Company's exposure also benefits from embedded credit enhancement in the transactions which allows a transaction to sustain a certain level of losses in the underlying collateral, further insulating the Company from industry specific concentrations of credit risk on these deals.

        The Company's $9.7 billion exposure to Other CDS contracts is also highly diversified. It includes $4.0 billion of exposure to four pooled infrastructure deals comprised of diversified pools of international infrastructure project transactions and loans to regulated utilities. These pools were all structured with underlying credit enhancement sufficient for the Company to attach at super senior AAA levels. The remaining $5.7 billion of exposure in Other CDS contracts is comprised of numerous deals typically structured with significant underlying credit enhancement and spread across various asset classes, such as commercial receivables, infrastructure, regulated utilities and consumer receivables. Substantially all of this $9.7 billion of exposure is rated investment grade and the weighted average credit rating is AA.

        The unrealized loss of $(339.2) million on Other CDS contracts for the year ended December 31, 2008 is primarily attributable to a change in the call date assumption and widening of spreads for a pooled infrastructure transaction during the Second Quarter 2008, that resulted in a unrealized loss of $(145.8) million, and the ratings downgrades on a wrapped film securitization transaction where the Company provided credit protection on a transaction insured by another financial guarantor. The ratings downgrade of that other financial guarantor caused the downgrade and credit spread widening of the film securitization transaction that resulted in an unrealized loss of $(104.6) million.

        With considerable volatility continuing in the market, unrealized gains (losses) on credit derivatives may fluctuate significantly in future periods.

        The Company's exposure to the mortgage industry is discussed in Note 11.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

4. Credit Derivatives (Continued)

        The following table presents additional details about the Company's unrealized gain on pooled corporate obligation credit derivatives, which includes collateralized loan obligations, market value CDOs and trust preferred securities, by asset type as of December 31, 2008:

Asset Type	Original Subordination(2)	Current Subordination(2)	Net Par Outstanding (in billions)	Weighted Average Credit Rating(1)	Full Year 2008 Unrealized Gain (Loss) (in millions)
High yield corporates	36.2%	32.3%	$23.1	AAA	$263.3
Trust preferred	46.3%	42.6%	6.2	AA+	7.5
Market value CDOs of corporates	39.2%	26.0%	3.8	AAA	48.8
Investment grade corporates	28.6%	29.9%	2.3	AAA	3.8
Commercial real estate	49.1%	49.1%	0.8	AAA	7.5
CDO of CDOs (corporate)	1.7%	4.9%	0.1	AAA	(3.4)

Total	37.9%	33.5%	$36.3	AAA	$327.4

(1)
Based on the Company's internal rating, which is on a comparable scale to that of the nationally recognized rating agencies.

(2)
Represents the sum of subordinate tranches and over-collateralization and does not include any benefit from excess interest collections that may be used to absorb losses.

        The following table presents additional details about the Company's unrealized gain on credit derivatives associated with commercial mortgage-backed securities by vintage as of December 31, 2008:

Vintage	Original Subordination(2)	Current Subordination(2)	Net Par Outstanding (in billions)	Weighted Average Credit Rating(1)	Full Year 2008 Unrealized Gain (Loss) (in millions)
2004 and Prior	19.7%	21.4%	$0.3	AAA	$5.1
2005	27.8%	28.9%	3.4	AAA	50.7
2006	27.6%	27.9%	1.9	AAA	20.7
2007	35.8%	35.9%	0.2	AAA	2.4
2008	—	—	—	—	—

Total	27.6%	28.5%	$5.8	AAA	$79.0

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

4. Credit Derivatives (Continued)

        The following tables present additional details about the Company's unrealized gain on credit derivatives associated with residential mortgage-backed securities by vintage and asset type as of December 31, 2008:

Vintage	Original Subordination(2)	Current Subordination(2)	Net Par Outstanding (in billions)	Weighted Average Credit Rating(1)	Full Year 2008 Unrealized Gain (Loss) (in millions)
2004 and Prior	5.2%	12.9%	$0.5	A+	$(37.0)
2005	24.4%	50.4%	5.0	AA	75.5
2006	16.4%	23.3%	5.8	AA+	129.7
2007	16.4%	18.5%	9.0	AA-	(169.7)
2008	—	—	—	—	—

Total	18.1%	27.5%	$20.3	AA	$(1.5)

Asset Type	Original Subordination(2)	Current Subordination(2)	Net Par Outstanding (in billions)	Weighted Average Credit Rating(1)	Full Year 2008 Unrealized Gain (Loss) (in millions)
Alt-A loans	20.3%	23.3%	$6.4	A+	$(194.9)
Prime first lien	10.3%	12.2%	8.2	AAA	7.7
Subprime lien	26.9%	54.4%	5.7	AA-	185.7

Total	18.1%	27.5%	$20.3	AA	$(1.5)

        In general, the Company structures credit derivative transactions such that the circumstances giving rise to our obligation to make payments is similar to that for financial guaranty policies and generally occurs as losses are realized on the underlying reference obligation. Nonetheless, credit derivative transactions are governed by ISDA documentation and operate differently from financial guaranty insurance policies. For example, our control rights with respect to a reference obligation under a credit derivative may be more limited than when the Company issues a financial guaranty insurance policy on a direct primary basis. In addition, while the Company's exposure under credit derivatives, like the Company's exposure under financial guaranty insurance policies, is generally for as long as the reference obligation remains outstanding, unlike financial guaranty insurance policies, a credit derivative may be terminated for a breach of the ISDA documentation or other specific events. In some older credit derivative transactions, one such specified event is the failure of AGC to maintain specified financial strength ratings ranging from AA- to BBB-. If a credit derivative is terminated the Company could be required to make a mark-to-market payment as determined under the ISDA documentation. For example, if AGC's rating were downgraded to A+, under market conditions at December 31, 2008, if the counterparties exercised their right to terminate their credit derivatives, AGC would have been required to make payments that the Company estimates to be approximately $261 million. Further, if AGC's rating was downgraded to levels between "BBB+" and "BB+" it would have been required to make additional payments that the Company estimates to be approximately $620 million at December 31, 2008.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

4. Credit Derivatives (Continued)

        Under a limited number of credit derivative contracts, the Company is required to post eligible securities as collateral, generally cash or U.S. government or agency securities. The need to post collateral under these transactions is generally based on mark-to-market valuation in excess of contractual thresholds. The particular thresholds decline if the Company's ratings decline. As of December 31, 2008 the Company had pre-IPO transactions with approximately $1.9 billion of par subject to collateral posting due to changes in market value. Of this amount, as of December 31, 2008, the Company posted collateral totaling approximately $157.7 million (including $134.2 million for AGC) based on the unrealized mark-to-market loss position for transactions with two of its counterparties. Any amounts required to be posted as collateral in the future will depend on changes in the market values of these transactions. Additionally, in the event AGC were downgraded below A-, contractual thresholds would be eliminated and the amount of par that could be subject to collateral posting requirements would be $2.4 billion. Based on market values as of December 31, 2008, such a downgrade would have resulted in AGC posting an additional $88.7 million of collateral. Currently no additional collateral posting is required or anticipated for any other transactions.

        As of December 31, 2008 and December 31, 2007, the Company considered the impact of its own credit risk, in combination with credit spreads on risk that it assumes through CDS contracts, in determining the fair value of its credit derivatives. The Company determines its own credit risk based on quoted CDS prices traded on the Company at each balance sheet date. The quoted price of CDS contracts traded on AGC at December 31, 2008 and December 31, 2007 was 1,775 basis points and 180 basis points, respectively. Historically, the price of CDS traded on AGC moves directionally the same as general market spreads. Generally, a widening of the CDS prices traded on AGC has an effect of offsetting unrealized losses that result from widening general market credit spreads, while a narrowing of the CDS prices traded on AGC has an effect of offsetting unrealized gains that result from narrowing general market credit spreads. An overall narrowing of spreads generally results in an unrealized gain on credit derivatives for the Company and an overall widening of spreads generally results in an unrealized loss for the Company. At December 31, 2008, the values of our CDS contracts before and after considering implications of our credit spreads were $(4,686.8) million and $(539.2) million, respectively. At December 31, 2007 the effect of our own credit was not significant. As noted above, our own credit spread widened from 180 basis points at December 31, 2007 to 1,775 basis points at December 31, 2008. As such, the impact of our own credit spread significantly affected the 2008 values but not the 2007 values.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

4. Credit Derivatives (Continued)

        The following table summarizes the estimated change in fair values on the net balance of the Company's credit derivative positions assuming immediate parallel shifts in credit spreads at December 31, 2008:

        (Dollars in millions)

Credit Spreads(1)	Estimated Net Fair Value (Pre-Tax)	Estimated Pre-Tax Change in Gain / (Loss)
December 31, 2008:
100% widening in spreads	$(1,538.3)	$(999.1)
50% widening in spreads	(1,044.0)	(504.8)
25% widening in spreads	(793.5)	(254.3)
10% widening in spreads	(642.2)	(103.0)
Base Scenario	(539.2)	—
10% narrowing in spreads	(454.4)	84.8
25% narrowing in spreads	(326.7)	212.5
50% narrowing in spreads	(118.4)	420.8

    (1)
    Includes the effects of spreads on both the underlying asset classes and the Company's own credit spread.

        The Company had no derivatives that were designated as hedges, except as described in Note 18. Long-Term Debt, during 2008, 2007 and 2006.

5. Fair Value of Financial Instruments

        The carrying amount and estimated fair value of financial instruments are presented in the following table:

	As of December 31, 2008		As of December 31, 2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands of U.S. dollars)
Assets:
Fixed maturity securities	$3,154,137	$3,154,137	$2,586,954	$2,586,954
Cash and short-term investments	489,502	489,502	560,986	560,986
Credit derivative assets	146,959	146,959	5,474	5,474
Liabilities:
Unearned premium reserves	1,233,714	1,785,769	887,171	855,474
Long-term debt:
Senior Notes	197,443	106,560	197,408	169,478
Series A Enhanced Junior Subordinated Debentures	149,767	37,500	149,738	140,997
Credit derivative liabilities	733,766	733,766	623,118	623,118
Off-Balance Sheet Instruments:
Future installment premiums	—	463,407	—	489,482

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

5. Fair Value of Financial Instruments (Continued)

Background

        Effective January 1, 2008, the Company adopted FAS 157. FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements.

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

        FAS 157 specifies a fair value hierarchy based on whether the inputs to valuation techniques used to measure fair value are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Company estimates of market assumptions. In accordance with FAS 157, the fair value hierarchy prioritizes model inputs into three broad levels as follows:

  •
  Level 1—Quoted prices for identical instruments in active markets.

  •
  Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and observable inputs other than quoted prices, such as interest rates or yield curves and other inputs derived from or corroborated by observable market inputs.

  •
  Level 3—Model derived valuations in which one or more significant inputs or significant value drivers are unobservable. This hierarchy requires the use of observable market data when available.

        An asset or liability's categorization within the fair value hierarchy is based on the lowest level of significant input to its valuation.

Effect on the Company's financial statements

        FAS 157 applies to both amounts recorded in the Company's financial statements and to disclosures. Amounts recorded at fair value in the Company's financial statements on a recurring basis are fixed maturity securities available for sale, short-term investments, credit derivative assets and

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

5. Fair Value of Financial Instruments (Continued)

liabilities relating to the Company's CDS contracts and CCS Securities. The fair value of these items as of December 31, 2008 is summarized in the following table.

		Fair Value Measurements Using
(Dollars in millions)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Fixed maturity securities	$3,154.1	$—	$3,154.1	$—
Short-term investments	477.2	47.8	429.4	—
Credit derivative assets	147.0	—	—	147.0
CCS Securities	51.1	—	51.1	—

Total assets	$3,829.4	$47.8	$3,634.6	$147.0

Liabilities
Credit derivative liabilities	$733.8	$—	$—	$733.8

Total liabilities	$733.8	$—	$—	$733.8

Fixed Maturity Securities and Short-term Investments

        The fair value of fixed maturity securities and short-term investments is determined using one of three different pricing services: pricing vendors, index providers or broker-dealer quotations. Pricing services for each sector of the market are determined based upon the provider's expertise.

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

        The Company has analyzed the third party pricing services' valuation methodologies and related inputs, and has also evaluated the various types of securities in its investment portfolio to determine an appropriate FAS 157 fair value hierarchy level based upon trading activity and observability of market inputs. Based on this evaluation, each price was classified as Level 1, 2 or 3. Prices provided by third party pricing services with market observable inputs are classified as Level 2. Prices on the money fund

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

5. Fair Value of Financial Instruments (Continued)

portion of short-term investments are classified as Level 1. No investments were classified as Level 3 as of or for the year ended December 31, 2008.

Committed Capital Securities ("CCS Securities")

        The fair value of CCS Securities represents the present value of remaining expected put option premium payments under the CCS Securities agreements and the value of such estimated payments based upon the quoted price for such premium payments as of December 31, 2008 (see Note 18). The $51.1 million fair value asset for CCS Securities is included in the consolidated balance sheet. Changes in fair value of this asset are included in other income in the consolidated statement of operations and comprehensive income. The significant market inputs used are observable, therefore, the Company classified this fair value measurement as Level 2.

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

Credit Derivatives

        The Company's credit derivatives consist of insured CDS contracts (see Note 4). As discussed in Note 4, the Company does not typically exit its credit derivative contracts, and there are no quoted prices for its instruments or for similar instruments. Observable inputs other than quoted market prices exist, however, these inputs reflect contracts that do not contain terms and conditions similar to the credit derivative contracts issued by the Company. Therefore, the valuation of credit derivative contracts requires the use of models that contain significant, unobservable inputs. Thus, we believe the credit derivative valuations are in Level 3 in the fair value hierarchy discussed above.

        The fair value of the Company's credit derivative contracts represents the difference between the present value of remaining expected premiums the Company receives for the credit protection and the estimated present value of premiums that a comparable financial guarantor would hypothetically charge the Company for the same protection at the balance sheet date. The fair value of the Company's credit derivatives depends on a number of factors including notional amount of the contract, expected term, credit spreads, changes in interest rates, the credit ratings of referenced entities, the Company's own credit risk and remaining contractual cash flows. Contractual cash flows, which are included in the "Realized gains and other settlements on credit derivatives" fair value component of credit derivatives, are the most readily observable variables of the fair value of credit derivative contracts since they are based on contractual terms. These variables include (i) net premiums received and receivable on written credit derivative contracts, (ii) net premiums paid and payable on purchased contracts, (iii) losses paid and payable to credit derivative contract counterparties and (iv) losses recovered and recoverable on purchased contracts. The remaining key variables described above impact "Unrealized gains (losses) on credit derivatives".

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

5. Fair Value of Financial Instruments (Continued)

        Market conditions at December 31, 2008 were such that market prices of the Company's CDS contracts were not generally available. Where market prices were not available, the Company used a combination of observable market data and valuation models, using various market indices, credit spreads, the Company's own credit risk, and estimated contractual payments to estimate the "Unrealized gains (losses) on credit derivatives" portion of the fair value of its credit derivatives. These models are primarily developed internally based on market conventions for similar transactions.

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

        Valuation models include the use of management estimates and current market information. Management is also required to make assumptions on how the fair value of credit derivative instruments is affected by current market conditions. Management considers factors such as current prices charged for similar agreements, performance of underlying assets, life of the instrument, and the extent of credit derivative exposure the Company ceded under reinsurance agreements, and the nature and extent of activity in the financial guaranty credit derivative marketplace. The assumptions that management uses to determine its fair value may change in the future due to market conditions. Due to the inherent uncertainties of the assumptions used in the valuation models to determine the fair value of these credit derivative products, actual experience may differ from the estimates reflected in the Company's consolidated financial statements and the differences may be material.

        Listed below are various inputs and assumptions that are key to the establishment of our fair value for CDS contracts.

  Assumptions

        The key assumptions of our internally developed model include:

  •
  Gross spread is the difference between the yield of a security paid by an issuer on an insured versus uninsured basis or, in the case of a CDS transaction, the difference between the yield and an index such as LIBOR. Such pricing is well established by historical financial guarantee fees relative to capital market spreads as observed and executed in competitive markets, including in financial guarantee reinsurance and secondary market transactions.

  •
  Gross spread on a financial guarantee written in CDS form gets allocated among 1) profit the originator, usually an investment bank, realizes for putting the deal together and funding the transaction, 2) premiums paid to us for our credit protection provided and 3) the cost of CDS

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

5. Fair Value of Financial Instruments (Continued)

    protection purchased on us by the originator to hedge their counterparty credit risk exposure to the Company. The premium the Company receives is referred to as the net spread. The Company's own credit risk is factored into the determination of net spread based on the impact of changes in the quoted market price for credit protection bought on the Company, as reflected by quoted market prices on CDS sold on Assured Guaranty Corp. The cost to acquire CDS protection sold on AGC affects the amount of spread on CDS deals that the Company captures and, hence, their fair value. As the cost to acquire CDS protection sold on AGC increases the amount of premium we capture on a deal generally decreases. As the cost to acquire CDS protection sold on AGC decreases the amount of premium we capture on a deal generally increases. In our model, the premium we capture is not permitted to go below the historic minimum rate charged by us to assume similar risks. This has the effect of mitigating the amount of unrealized gains that are recognized on certain CDS contracts.

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

  •
  Gross spread—This is an input into the Company's fair value model that is used to ultimately determine the net spread a comparable financial guarantor would charge the Company to transfer risk at the reporting date. The Company's estimate of fair value represents the difference between the estimated present value of premiums that a comparable financial guarantor would accept to assume the risk from the Company on the current reporting date, on terms identical to the original contracts written by the Company and at the contractual premium for each individual credit derivative contract. This is an observable input that the Company obtains for deals it has closed or bid on in the market place.

  •
  Credit spreads on risks assumed—These are obtained from market data sources published by third parties (e.g. dealer spread tables for the collateral similar to assets within our transactions) as well as collateral-specific spreads provided by trustees or obtained from market sources. If observable market credit spreads are not available or reliable for the underlying reference obligations, then market indices are used that most closely resembles the underlying reference obligations, considering asset class, credit quality rating and maturity of the underlying reference obligations. As discussed previously, these indices are adjusted to reflect the non-standard terms of the Company's CDS contracts. As of December 31, 2008, the Company obtained approximately 22% of its credit spread data, based on notional par outstanding, from sources published by third parties, while 78% was obtained from market sources or similar market indices. Market sources determine credit spreads by reviewing new issuance pricing for specific asset classes and receiving price quotes from their trading desks for the specific asset in question. Management validates these quotes by cross-referencing quotes received from one

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

5. Fair Value of Financial Instruments (Continued)

    market source against quotes received from another market source to ensure reasonableness. In addition, we compare the relative change in price quotes received from one quarter to another, with the relative change experienced by published market indices for a specific asset class. Collateral specific spreads obtained from third-party, independent market sources are un-published spread quotes from market participants and or market traders whom are not trustees. Management obtains this information as the result of direct communication with these sources as part of the valuation process.

  •
  Credit spreads on the Company's name—The Company obtains the quoted price of CDS contracts traded on AGC from market data sources published by third parties.

        The following is an example of how changes in gross spreads, the Company's own credit spread and the cost to buy protection on the Company affect the amount of premium the Company can demand for its credit protection. Scenario 1 represents the market conditions in effect on the transaction date and Scenario 2 represents market conditions at a subsequent reporting date.

	Scenario 1		Scenario 2
	bps	% of Total	bps	% of Total
Original Gross Spread / Cash Bond Price (in Bps)	185.0		500.0
Bask Profit (in Bps)	115.0	62%	50.0	10%
Hedge Cost (in Bps)	30.0	16%	440.0	88%
AGC Premium Received Per Annum (in Bps)	40.0	22%	10.0	2%

        In Scenario 1, the gross spread is 185bps. The bank or deal originator captures 115bps of the original gross spread and hedges 10% of its exposure to AGC, when the CDS spread on AGC was 300bps (300bps × 10% = 30bps). Under this scenario AGC received premium of 40bps, or 22% of the gross spread.

        In Scenario 2, the gross spread is 500bps. The bank or deal originator captures 50bps of the original gross spread and hedges 25% of its exposure to AGC, when the CDS spread on AGC was 1,760bps (1,760bps × 25% = 440bps). Under this scenario AGC would receive premium of 10bps, or 2% of the gross spread.

        In this example, the contractual cash flows exceed the amount a market participant would require AGC to pay in today's market to accept its obligations under the credit default swap contract, thus resulting in an asset. This credit derivative asset is equal to the difference in premium rate discounted at a risk adjusted rate over the weighted average remaining life of the contract. The expected future cash flows for the Company's credit derivatives were discounted at rates ranging from 1.0% to 17.0% over LIBOR at December 31, 2008, with over 97% of the transactions ranging from 1.0% to 6.0% over LIBOR.

        The Company corroborates the assumptions in its fair value model, including the amount of exposure to the Company hedged by its counterparties, with independent third parties each reporting period. Recent increases in the CDS spread on AGC have resulted in the bank or deal originator

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

5. Fair Value of Financial Instruments (Continued)

hedging a greater portion of its exposure to AGC. This has the effect of reducing the amount of contractual cash flows AGC can capture for selling our protection.

        The amount of premium a financial guaranty insurance market participant can demand is inversely related to the cost of credit protection on the insurance company as measured by market credit spreads. This is because the buyers of credit protection typically hedge a portion of their risk to the financial guarantor, due to the fact that contractual terms of financial guaranty insurance contracts typically do not require the posting of collateral by the guarantor. The widening of a financial guarantor's own credit spread increases the cost to buy credit protection on the guarantor, thereby, reducing the amount of premium the guarantor can capture out of the gross spread on the deal. The extent of the hedge depends on the types of instruments insured and the current market conditions.

        A credit derivative asset under FAS 157 is the result of contractual cash flows on in-force deals in excess of what a hypothetical financial guarantor could receive if it sold protection on the same risk as of the current reporting date. If the Company were able to freely exchange these contracts (i.e., assuming its contracts did not contain proscriptions on transfer and there was a viable exchange market), it would be able to realize an asset representing the difference between the higher contractual premiums to which it's entitled and the current market premiums for a similar contract.

        To clarify, management does not believe there is an established market where financial guaranty insured credit derivatives are actively traded. The terms of the protection under an insured financial guaranty credit derivative do not, except for certain rare circumstances, allow the Company to exit its contracts. Management has determined that the exit market for the Company's credit derivatives is a hypothetical one based on its entry market. Management has tracked the historical pricing of the Company's deals to establish historical price points in the hypothetical market that are used in the fair value calculation.

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

        Over time the data inputs can change as new sources become available or existing sources are discontinued or are no longer considered to be the most appropriate. It is the Company's objective to move to higher levels on the hierarchy whenever possible, but it is sometimes necessary to move to lower priority inputs because of discontinued data sources or assessments that the higher priority inputs are no longer considered to be representative of market spreads for a given type of collateral. This can

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

5. Fair Value of Financial Instruments (Continued)

happen, for example, if transaction volume changes such that a previously used spread index is no longer viewed as being reflective of current market levels.

        As of December 31, 2008, the Company obtained approximately 8% of its credit spread information, based on notional par outstanding, from actual collateral specific credit spreads, while 78% was based on market indices and 14% was based on spreads provided by the CDS counterparty. The Company interpolates a curve based on the historical relationship between premium the Company receives when a financial guarantee written in CDS form closes to the daily closing price of the market index related to the specific asset class and rating of the deal. This curve indicates expected credit spreads at each indicative level on the related market index. For specific transactions where no price quotes are available and credit spreads need to be extrapolated, an alternative transaction for which the Company has received a spread quote from one of the first three sources within the Company's spread hierarchy is chosen. This alternative transaction will be within the same asset class, have similar underlying assets, similar credit ratings, and similar time to maturity. The Company then calculates the percentage of relative spread change quarter over quarter for the alternative transaction. This percentage change is then applied to the historical credit spread of the transaction for which no price quote was received in order to calculate the transactions current spread. Counterparties determine credit spreads by reviewing new issuance pricing for specific asset classes and receiving price quotes from their trading desks for the specific asset in question. These quotes are validated by cross-referencing quotes received from one market source with those quotes received from another market source to ensure reasonableness. In addition, management compares the relative change experienced on published market indices for a specific asset class for reasonableness and accuracy.

        The Company's credit derivative valuation model, like any financial model, has certain strengths and weaknesses

        The primary strengths of the Company's CDS modeling techniques are:

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

        The primary weaknesses of the Company's CDS modeling techniques are:

  •
  There is no exit market or actual exit transactions. Thus our exit market is a hypothetical one based on our entry market.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

5. Fair Value of Financial Instruments (Continued)

  •
  There is a very limited market in which to verify the fair values developed by the Company's model.

  •
  At December 31, 2008, the markets for the inputs to the model were highly illiquid, which impacts their reliability. However, the Company employs various procedures to corroborate the reasonableness of quotes received and calculated by our internal valuation model, including comparing to other quotes received on similarly structured transactions, observed spreads on structured products with comparable underlying assets and, on a selective basis when possible, through second independent quotes on the same reference obligation.

  •
  Due to the non-standard terms under which the Company enters into derivative contracts, the fair value of its credit derivatives may not reflect the same prices observed in an actively traded market of credit derivatives that do not contain terms and conditions similar to those observed in the financial guaranty market.

        As discussed above, the Company does not trade or exit its credit derivative contracts in the normal course of business. As such, the ability to test modeled results is limited by the absence of actual exit transactions. However, management does compare modeled results to actual data that is available. Management first attempts to compare modeled values to premiums on deals the Company received on new deals written within the reporting period. If no new transactions were written for a particular asset type in the period or if the number of transactions is not reflective of a representative sample, management compares modeled results to premium bids offered by the Company to provide credit protection on new transactions within the reporting period, the premium the Company has received on historical transactions to provide credit protection in net tight and wide credit environments and/or the premium on transactions closed by other financial guaranty insurance companies during the reporting period.

        The net par outstanding of the Company's credit derivative contracts was $75.1 billion and $71.6 billion at December 31, 2008 and December 31, 2007, respectively. The estimated remaining average life of these contracts at December 31, 2008 was 7.0 years.

        As required by FAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of December 31, 2008, these contracts are classified as Level 3 in the FAS 157 hierarchy since there is reliance on at least one unobservable input deemed significant to the valuation model, most significantly the Company's estimate of the value of the non-standard terms and conditions of its credit derivative contracts and of the Company's current credit standing.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

5. Fair Value of Financial Instruments (Continued)

        The table below presents a reconciliation of the Company's credit derivatives whose fair value included significant unobservable inputs (Level 3) during the year ended December 31, 2008.

Year Ended December 31, 2008
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollars in millions)	Credit Derivative Liability (Asset), net
Beginning Balance	$617,644
Total gains or losses realized and unrealized
Unrealized gains on credit derivatives	(38,034)
Realized gains and other settlements on credit derivatives	(117,589)
Current period net effect of purchases, settlements and other activity included in unrealized portion of beginning balance	124,786
Transfers in and/or out of Level 3	—

Ending Balance	$586,807

Gains and losses (realized and unrealized) included in earnings for the period are reported as follows:
Total realized and unrealized gains included in earnings for the period	$(155,623)

Change in unrealized gains on credit derivatives still held at the reporting date	$(57,492)

        Items in the Company's financial statements measured at fair value on a non-recurring basis and for disclosure purposes only are unearned premiums reserve, senior notes, Series A enhanced junior subordinated debentures and future installment premiums. The fair value of these items as of December 31, 2008 is summarized in the following table.

	Fair Value Measurements Using
(Dollars in millions)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Liabilities
Unearned premium reserves	$1,785.8	$—	$—	$1,785.8	$(552.1)
Senior Notes	106.6	—	106.6	—	90.9
Series A Enhanced Junior Subordinated Debentures	37.5	—	37.5	—	112.3

Total liabilities	$1,929.9	$—	$144.1	$1,785.8	$(348.9)

Off-Balance Sheet Instruments
Future installment premiums	$463.4	$—	$463.4	$—	$—

Unearned Premium Reserves

        The fair value of the Company's unearned premium reserves is based on the estimated cost of entering into a cession of entire financial guaranty insurance portfolio with third party reinsurers under current market conditions. This figure is based on management's estimate of what a similarly rated financial guaranty insurance company would demand to assume the Company's in-force book of financial guaranty insurance business. This amount is based on the pricing assumptions we have

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

5. Fair Value of Financial Instruments (Continued)

observed in recent portfolio transfers that have occurred in the financial guaranty market and includes adjustments to the carrying value of unearned premiums reserves for stressed losses and ceding commissions. The significant inputs for stressed losses and ceding commissions are not readily observable inputs, therefore, the Company classified this fair value measurement as Level 3.

Senior Notes and Series A Enhanced Junior Subordinated Debentures

        The fair value of the Company's $200.0 million of Senior Notes and $150.0 million of Series A Enhanced Junior Subordinated Debentures are determined by calculating the midpoint of quoted bid/ask prices over the U.S. Treasury yield at the year-end date and the appropriate credit spread for similar debt instruments. The significant market inputs used are observable, therefore, the Company classified this fair value measurement as Level 2.

Future Installment Premiums

        The fair value of the Company's installment premiums is derived by calculating the present value of the estimated future cash flow stream for financial guaranty installment premiums discounted at 6.0%. The significant inputs used to fair value this item are observable, therefore, the Company classified this fair value measurement as Level 2.

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

        The Company's U.S. domiciled insurance companies prepare statutory financial statements in accordance with accounting practices prescribed or permitted by the National Association of Insurance Commissioners ("NAIC") and their respective Insurance Departments. Prescribed statutory accounting practices are set forth in the NAIC Accounting Practices and Procedures Manual. There are no permitted accounting practices on a statutory basis. The combined capital and statutory surplus of the Company's U.S. domiciled insurance companies was $408.7 million and $430.5 million as of December 31, 2008 and 2007, respectively. The statutory combined net income of the Company's U.S. domiciled insurance companies was $27.6 million, $73.2 million and $66.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

        AG Re, a Bermuda regulated Class 3 insurer and Long-Term insurer, prepares its statutory financial statements in conformity with the accounting principles set forth in The Insurance Act 1978, amendments thereto and Related Regulations. The statutory capital and surplus of AG Re was $1,169.7 million and $1,059.3 million as of December 31, 2008 and 2007, respectively. The statutory net income of AG Re was $2.4 million, $78.9 million and $91.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

7. Insurance In Force

        As of December 31, 2008 and 2007, net financial guaranty par in force, including insured CDS, was approximately $222.7 billion and $200.3 billion, respectively. The portfolio was broadly diversified by payment source, geographic location and maturity schedule, with no single risk representing more than 0.7% and 0.8% of the total net par in force as of December 31, 2008 and 2007, respectively.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

7. Insurance In Force (Continued)

        The composition of net par in force by bond type was as follows:

	As of December 31,
	2008	2007
	(in billions of U.S. dollars)
U.S. public finance:
General obligation	$27.0	$20.3
Tax-backed	25.9	17.8
Municipal utilities	15.6	11.7
Transportation	12.6	10.0
Healthcare	11.7	10.4
Higher education	5.3	3.7
Investor-owned utilities	2.2	2.3
Housing	2.0	2.0
Other public finance	5.0	3.8

Total U.S. public finance	107.3	81.9

U.S. structured finance:
Pooled corporate obligations	34.7	33.8
Residential mortgage-backed and home equity	18.4	18.2
Commercial mortgage-backed securities	5.9	6.0
Consumer receivables	5.2	6.6
Commercial receivables	4.9	5.2
Structured credit	3.3	1.6
Insurance securitizations	1.6	1.2
Other structured finance	0.5	1.2

Total U.S. structured finance	74.4	73.8

International:
Infrastructure and pooled infrastructure	9.3	11.6
Pooled corporate obligations	8.4	8.5
Residential mortgage-backed and home equity	8.2	7.3
Regulated utilities	7.5	8.3
Commercial receivables	1.7	1.9
Public finance	1.7	2.0
Future flow	1.2	1.1
Insurance securitizations	1.0	0.9
Commercial mortgage-backed securities	0.8	1.2
Structured credit	0.4	0.6
Consumer receivables	0.1	0.4
Other international structured finance	0.6	0.8

Total international	41.0	44.5

Total exposures(1)	$222.7	$200.3

(1)
Totals may not add due to rounding.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

7. Insurance In Force (Continued)

        Maturities for U.S. public finance obligations range from 1 to 44 years, with a weighted average life of 16 years. U.S. structured finance transactions have legal maturities that range from 1 to 39 years with a weighted average life of 7 years. International finance transactions have legal maturities that range from 1 to 59 years with a weighted average life of 13 years. CDS transactions are included in all structured finance categories and tax-backed and investor owned utilities categories in public finance.

        The portfolio contained exposures in each of the 50 states and abroad. The distribution of net financial guaranty par outstanding by geographic location is set forth in the following table:

	As of December 31, 2008		As of December 31, 2007
	Net par outstanding	% of Net par outstanding	Net par outstanding	% of Net par outstanding
	(in billions of U.S. dollars)
Domestic:
California	$16.2	7.3%	$13.1	6.5%
New York	9.5	4.3%	7.4	3.7%
Florida	8.4	3.8%	6.4	3.2%
Texas	7.3	3.3%	4.7	2.4%
Illinois	5.9	2.7%	4.2	2.1%
Pennsylvania	4.6	2.1%	3.5	1.8%
Massachusetts	4.4	2.0%	3.8	1.9%
New Jersey	4.2	1.9%	2.6	1.3%
Michigan	3.1	1.4%	2.3	1.1%
Washington	2.9	1.3%	2.5	1.3%
Other states	40.8	18.3%	31.4	15.7%
Mortgage and structured (multiple states)	74.4	33.4%	73.8	36.9%

Total domestic exposures	181.7	81.6%	155.7	77.8%

International:
United Kingdom	23.7	10.7%	25.1	12.5%
Germany	3.3	1.5%	4.4	2.2%
Australia	2.6	1.2%	3.1	1.5%
Ireland	0.9	0.4%	0.8	0.4%
Turkey	0.8	0.4%	0.8	0.4%
Other	9.6	4.3%	10.3	5.2%

Total international exposures	41.0	18.4%	44.5	22.2%

Total exposures(1)	$222.7	100.0%	$200.3	100.0%

(1)
Totals may not add due to rounding.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

7. Insurance In Force (Continued)

        The following table sets forth the net financial guaranty par outstanding by underwriting rating:

	As of December 31, 2008		As of December 31, 2007
Ratings(1)	Net par outstanding	% of Net par outstanding	Net par outstanding	% of Net par outstanding
	(in billions of U.S. dollars)
Super senior	$32.4	14.5%	$36.4	18.2%
AAA	40.7	18.3%	47.3	23.6%
AA	47.7	21.4%	38.4	19.2%
A	66.0	29.6%	49.2	24.6%
BBB	29.4	13.2%	26.9	13.4%
Below investment grade	6.6	3.0%	2.1	1.1%

Total exposures(2)	$222.7	100.0%	$200.3	100.0%

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

(2)
Totals may not add due to rounding.

        As part of its financial guaranty business, the Company enters into CDS transactions whereby one party pays a periodic fee in fixed basis points on a notional amount in return for a contingent payment by the other party in the event one or more defined credit events occurs with respect to one or more third party referenced securities or loans. A credit event may be a nonpayment event such as a failure to pay, bankruptcy, or restructuring, as negotiated by the parties to the CDS transaction. The total notional amount of insured CDS exposure outstanding as of December 31, 2008 and 2007 and included in the Company's financial guaranty exposure was $75.1 billion and $71.6 billion, respectively.

        As of December 31, 2008 and 2007, the Company's net mortgage guaranty insurance in force (representing the current principal balance of all mortgage loans currently reinsured) was approximately $0.4 billion and $1.1 billion, respectively, and net risk in force was approximately $0.4 billion and $1.1 billion, respectively. These amounts are not included in the above table.

8. Premiums Earned from Refunded and Called Bonds

        Net earned premiums include $61.9 million, $17.6 million and $11.2 million for 2008, 2007 and 2006, respectively, related to refunded and called bonds, which reflect the unscheduled pre-payment or refundings of underlying municipal bonds. The increase in 2008 compared to 2007 is primarily a result of greater refundings of municipal auction rate and variable rate debt as reported by the Company's ceding companies. The 2008 year included $1.3 million of public finance refundings in the financial

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

8. Premiums Earned from Refunded and Called Bonds (Continued)

guaranty direct segment and $60.6 million of refundings in the financial guaranty reinsurance segment. The 2007 year included $2.8 million of public finance refundings in the financial guaranty direct segment and $14.8 million of refundings in the financial guaranty reinsurance segment. There were no unscheduled refundings in the financial guaranty direct segment in 2006. The unscheduled refundings included in net earned premiums for 2008 and 2006 related to financial guaranty reinsurance segment. These unscheduled refundings are sensitive to market interest rates and other market factors.

9. Investments

        The following table summarizes the Company's aggregate investment portfolio as of December 31, 2008:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands of U.S. dollars)
Fixed maturity securities
U.S. government and agencies	$426,592	$49,370	$(36)	$475,926
Obligations of state and political subdivisions	1,235,942	33,196	(51,427)	1,217,711
Corporate securities	274,237	5,793	(11,793)	268,237
Mortgage-backed securities	1,081,879	21,772	(51,817)	1,051,834
Asset-backed securities	80,710	—	(7,144)	73,566
Foreign government securities	50,323	4,173	—	54,496
Preferred stock	12,625	—	(258)	12,367

Total fixed maturity securities	3,162,308	114,304	(122,475)	3,154,137
Short-term investments	477,197	—	—	477,197

Total investments	$3,639,505	$114,304	$(122,475)	$3,631,334

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

9. Investments (Continued)

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

        Approximately 29% and 28% of the Company's total investment portfolio as of December 31, 2008 and 2007, respectively, was composed of mortgage-backed securities, including collateralized mortgage obligations and commercial mortgage-backed securities. As of December 31, 2008 and December 31, 2007, respectively, approximately 69% and 55% of the Company's total mortgage-backed securities were government agency obligations. As of December 31, 2008 and 2007, the weighted average credit quality of the Company's entire investment portfolio was AA+ and AAA, respectively. The Company's portfolio is comprised primarily of high-quality, liquid instruments. The Company continues to receive sufficient information to value its investments and has not had to modify its approach due to the current market conditions.

        The amortized cost and estimated fair value of available-for-sale fixed maturity securities as of December 31, 2008, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands of U.S. dollars)
Due within one year	$28,996	$29,473
Due after one year through five years	357,054	373,214
Due after five years through ten years	564,707	584,828
Due after ten years	1,117,047	1,101,421
Mortgage-backed securities	1,081,879	1,051,834
Preferred stock	12,625	12,367

Total	$3,162,308	$3,153,137

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

9. Investments (Continued)

        Proceeds from the sale of available-for-sale fixed maturity securities were $532.1 million, $786.6 million and $657.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

        Net realized investment gains (losses) consisted of the following:

	For the Years Ended December 31,
	2008	2007	2006
	(in thousands of U.S. dollars)
Gains	$5,656	$1,984	$2,467
Losses	(4,189)	(3,328)	(4,461)
Other than temporary impairments	(71,268)	—	—

Net realized investment (losses) gains	$(69,801)	$(1,344)	$(1,994)

        The change in net unrealized gains (losses) of available-for-sale fixed maturity securities consists of:

	For the Years Ended December 31,
	2008	2007	2006
	(in thousands of U.S. dollars)
Fixed maturity securities	$(68,236)	$15,367	$(6,936)
Less: Deferred income tax (benefit) expense	(21,523)	402	(861)

Change in net unrealized (losses) gains on fixed maturity securities	$(46,713)	$14,965	$(6,075)

        The following tables summarize, for all securities in an unrealized loss position as of December 31, 2008 and 2007, the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.

	As of December 31, 2008
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in millions of U.S. dollars)
U.S. government and agencies	$8.0	$—	$—	$—	$8.0	$—
Obligations of state and political subdivisions	479.4	(28.7)	137.9	(22.7)	617.3	(51.4)
Corporate securities	105.6	(10.2)	14.2	(1.6)	119.8	(11.8)
Mortgage-backed securities	181.4	(44.5)	74.4	(7.3)	255.8	(51.8)
Asset-backed securities	73.2	(7.2)	—	—	73.2	(7.2)
Foreign government securities	—	—	—	—	—	—
Preferred stock	12.4	(0.3)	—	—	12.4	(0.3)

Total	$860.0	$(90.9)	$226.5	$(31.6)	$1,086.5	$(122.5)

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

9. Investments (Continued)

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

        The above unrealized loss balances are comprised of 218 and 161 fixed maturity securities as of December 31, 2008 and 2007, respectively. The Company has considered factors such as sector credit ratings and industry analyst reports in evaluating the above securities for impairment. As of December 31, 2008, the Company's gross unrealized loss position stood at $122.5 million compared to $8.9 million at December 31, 2007. The $113.6 million increase in gross unrealized losses was primarily attributable to mortgage and asset-backed securities, $54.3 million, municipal securities, $48.6 million, and corporate securities, $10.4 million. The increase in these unrealized losses during the year ended December 31, 2008 was related to the overall illiquidity in the financial markets and resulted in a sudden and severe depressed demand for non-cash investments.

        As of December 31, 2008, the Company had 58 securities in an unrealized loss position for greater than 12 months, representing a gross unrealized loss of $31.6 million. Of these securities, 20 securities had unrealized losses greater than 10% of book value. The total unrealized loss for these securities as of December 31, 2008 was $24.1 million. This unrealized loss is primarily attributable to the market illiquidity and volatility in the U.S. economy mentioned above and not specific to individual issuer credit. Except as noted below, the Company has recognized no other than temporary impairment losses and has the ability and intent to hold these securities until a recovery in value.

        The Company recognized $71.3 million of other than temporary impairment losses substantially related to mortgage-backed and corporate securities for the year ended December 31, 2008 primarily due to the fact that it does not have the intent to hold these securities until there is a recovery in their value. The Company continues to monitor the value of these investments. Future events may result in further impairment of the Company's investments. The Company had no write downs of investments for other than temporary impairment losses for the years ended December 31, 2007 and 2006.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

9. Investments (Continued)

        Net investment income is derived from the following sources:

	For the Years Ended December 31,
	2008	2007	2006
	(in thousands of U.S. dollars)
Income from fixed maturity securities	$154,467	$123,426	$105,886
Income from short-term investments	11,578	7,266	7,927

Gross investment income	166,045	130,692	113,813
Less: investment expenses	(3,487)	(2,600)	(2,358)

Net investment income	$162,558	$128,092	$111,455

        Under agreements with its cedants and in accordance with statutory requirements, the Company maintains fixed maturity securities in trust accounts of $1,233.4 million and $936.0 million as of December 31, 2008 and 2007, respectively, for the benefit of reinsured companies and for the protection of policyholders, generally in states in which the Company or its subsidiaries, as applicable, are not licensed or accredited.

        Under certain derivative contracts, the Company is required to post eligible securities as collateral, generally cash or U.S. government or agency securities. The need to post collateral under these transactions is generally based on mark-to-market valuation in excess of contractual thresholds. The fair market value of the Company's pledged securities totaled $157.7 million and $0.4 million as of December 31, 2008 and 2007, respectively.

        The Company is not exposed to significant concentrations of credit risk within its investment portfolio.

        No material investments of the Company were non-income producing for the years ended December 31, 2008, 2007 and 2006.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

10. Reserves for Losses and Loss Adjustment Expenses

        The following table provides a reconciliation of the beginning and ending balances of reserves for losses and LAE (certain 2007 and 2006 amounts have been reclassified as discussed in Note 2):

	For the Years Ended December 31,
	2008	2007	2006
	(in thousands of U.S. dollars)
Balance as of January 1	$125,550	$115,857	$117,376
Less reinsurance recoverable	(8,849)	(10,889)	(12,350)

Net balance as of January 1	116,701	104,968	105,026
Transfers to case reserves from portfolio reserves	69,360	10,363	9
Incurred losses and loss adjustment expenses pertaining to case and IBNR reserves:
Current year	163,197	8,056	(228)
Prior years	111,194	(17,716)	3,248

	274,391	(9,660)	3,020
Transfers to case reserves from portfolio reserves	(69,360)	(10,363)	(9)
Incurred losses and loss adjustment expenses pertaining to portfolio reserves	(8,629)	15,438	8,303

Total losses and loss adjustment expenses	265,762	5,778	11,323
Loss and loss adjustment expenses (paid) and recovered pertaining to:
Current year	(90,339)	(2,637)	(20)
Prior years	(169,061)	7,330	(11,422)

Total loss and loss adjustment expenses (paid) recovered	(259,400)	4,693	(11,442)
Change in salvage recoverable, net	67,420	1,295	42
Foreign exchange (gain) loss on reserves	(213)	(33)	19

Net balance as of December 31	190,270	116,701	104,968
Plus reinsurance recoverable	6,528	8,849	10,889

Balance as of December 31	$196,798	$125,550	$115,857

        The difference between the portfolio reserve transferred to case reserves and the ultimate case reserve recorded is included in current year incurred amounts.

        The financial guaranty case basis reserves have been discounted using the taxable equivalent yield on our investment portfolio, which approximated 6% in 2008, 2007 and 2006, resulting in a discount of $(8.7) million, $3.9 million and $9.6 million, respectively.

        The unfavorable current and prior year development in 2008 of is primarily due to incurred losses related to our U.S. RMBS exposures as well as other real estate related exposures. Additionally, during 2008 case reserves were established for two public finance transactions (see "Significant Risk Management Activities" note for further detail).

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

10. Reserves for Losses and Loss Adjustment Expenses (Continued)

        The favorable prior year development in 2007 of $17.7 million is primarily due to $8.6 million of loss recoveries, $5.0 million reduction in case reserves and $4.3 million increase in salvage reserves for aircraft related transactions, reported to us by our cedant. These losses were incurred in 2002 and 2006.

        Losses and loss adjustment expenses paid (received), were $259.4 million, $(4.7) million and $11.4 million, respectively, for the years ended December 31, 2008, 2007 and 2006. The loss payments of $259.4 million in 2008 are related to several HELOC and Closed-End Second transactions, as these transactions have experienced significant deterioration during the year. The loss recovery of $4.7 million in 2007 was mainly a result of loss recoveries of $8.6 million from two aircraft related transactions in which claims were paid in 2002 and 2006. These recoveries were partially offset by loss payments related to assumed U.S. home equity line of credit exposures. The loss payments of $11.4 million in 2006 were related to a U.S. Infrastructure transaction and a European Infrastructure transaction.

11. Significant Risk Management Activities

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

11. Significant Risk Management Activities (Continued)

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

Reinsurance Businesses

        For transactions in the Company's Reinsurance segment, the primary insurers are responsible for conducting ongoing surveillance, and our surveillance personnel monitor the activities of the primary insurers through a variety of means, such as review of surveillance reports provided by the primary insurers, and meetings and discussions with their analysts. Our surveillance personnel take steps to ensure that the primary insurer is managing risk pursuant to the terms of the applicable reinsurance agreement. To this end, we conduct periodic reviews of ceding companies' surveillance activities and capabilities. That process may include the review of the primary insurer's underwriting, surveillance, and claim files for certain transactions. In the event of credit deterioration of a particular exposure, more frequent reviews of the ceding company's risk mitigation activities are conducted. Our surveillance personnel also monitor general news and information, industry trends, and rating agency reports to help focus surveillance activities on sectors or credits of particular concern. For certain exposures, we also will undertake an independent analysis and remodeling of the transaction.

Closely Monitored Credits

        The Company's surveillance department is responsible for monitoring our portfolio of credits and maintains a list of closely monitored credits ("CMC"). The closely monitored credits are divided into four categories:

  •
  Category 1 (low priority; fundamentally sound, greater than normal risk);

  •
  Category 2 (medium priority; weakening credit profile, may result in loss);

  •
  Category 3 (high priority; claim/default probable, case reserve established);

  •
  Category 4 (claim paid, case reserve established for future payments).

        The closely monitored credits include all below investment grade ("BIG") exposures where there is a material amount of exposure (generally greater than $10.0 million) or a material risk of the Company incurring a loss greater than $0.5 million. The closely monitored credits also include investment grade ("IG") risks where credit quality is deteriorating and where, in the view of the Company, there is significant potential that the risk quality will fall below investment grade. As of December 31, 2008, the closely monitored credits include approximately 99% of our BIG exposure, and the remaining BIG exposure of $92.3 million is distributed across 89 different credits. Other than those excluded BIG credits, credits that are not included in the closely monitored credit list are categorized as fundamentally sound risks.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

11. Significant Risk Management Activities (Continued)

        The following table provides financial guaranty net par outstanding by credit monitoring category as of December 31, 2008 (dollars in millions):

	Closely Monitored Credit categories
	Category 1	Category 2	Category 3	Category 4	Total
Number of policies	53	33	107	4	197
Remaining weighted-average contract period (in years)	15.8	17.3	12.7	8.2	14.1
Insured contractual payments outstanding:
Principal	$1,101.9	$670.9	$2,832.1	$19.7	$4,624.6
Interest	836.5	308.7	976.5	5.7	2,127.4

Total	$1,938.4	$979.6	$3,808.6	$25.4	$6,752.0

Gross reserves for loss and loss adjustment expenses	$0.2	$1.2	$162.5	$24.6	$188.5
Less:
Gross potential recoveries	—	—	(0.9)	—	(0.9)
Discount, net	—	—	65.3	4.2	69.5

Net reserves for loss and loss adjustment expenses	$0.2	$1.2	$98.1	$20.4	$119.9

Reinsurance recoverable	$—	$—	$—	$—	$—

        The Company's loss adjustment expenses for mitigating claim liabilities were $1.6 million for the year ended December 31, 2008.

        In accordance with FAS 163, the above table includes financial guaranty contracts written in insurance form. It does not include financial guaranty contracts written in CDS form, mortgage guaranty insurance or the Company's other lines of insurance.

        The Company insures various types of residential mortgage-backed securitizations ("RMBS"). Such transactions may include obligations backed by closed-end first mortgage loans and closed and open-end second mortgage loans or home equity loans on one-to-four family residential properties, including condominiums and cooperative apartments. An RMBS transaction where the underlying collateral is comprised of revolving home equity lines of credit is generally referred to as a "HELOC" transaction. In general, the collateral supporting HELOC securitizations are second lien loans made to prime borrowers. As of December 31, 2008, the Company had net par outstanding of $1.7 billion related to HELOC securitizations, of which $1.2 billion were written in the Company's financial guaranty direct segment. As of December 31, 2008, the Company had net par outstanding of $1.5 billion for transactions with Countrywide, of which $1.1 billion were written in the Company's financial guaranty direct segment ("direct Countrywide transactions" or "Countrywide 2005-J" and "Countrywide 2007-D"). As of December 31, 2007, the Company had net par outstanding of $2.4 billion related to HELOC securitizations, of which $2.1 billion were transactions with Countrywide.

        The performance of our HELOC exposures deteriorated during 2007 and 2008 and transactions, particularly those originated in the period from 2005 through 2007, continue to perform below our

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

11. Significant Risk Management Activities (Continued)

original underwriting expectations. In accordance with its standard practice, during the year ended December 31, 2008, we evaluated the most currently available information, including trends in delinquencies and charge-offs on the underlying loans, draw rates on the lines of credit, and the servicer's ability to fulfill its contractual obligations including its obligation to fund additional draws. The key assumptions used in our analysis of potential case loss reserves on the direct Countrywide transactions are presented in the following table:

Key Variables
Constant payment rate (CPR)	3-month average, 7–8% as of December 31, 2008
Constant default rate (CDR)	6-month average CDR of approximately 19–21% during months 1-9, declining to 1.0% at the end of month 15. From months 16 onward, a 1.0% CDR is assumed.
Draw rate	3-month average, 1–2% as of December 31, 2008
Excess spread	250 bps per annum
Repurchases of Ineligible loans by Countrywide	$49.3 million; or approximately 2.1% of original pool balance of $2.4 billion
Loss Severity	100%

        In recent periods, CDR, CPR, Draw Rates and delinquency percentages have fluctuated within ranges that we believe make it appropriate to use rolling averages to project future performance. Accordingly, the Company is using modeling assumptions that are based upon or which approximate recent actual historical performance to project future performance and potential losses. During 2008, the Company extended the time frame during which it expects the CDR to remain elevated. The Company also revised its assumptions with respect to the overall shape of the default and loss curves. Among other things, these changes assume that a higher proportion of projected defaults will occur over the near term. This revision was based upon management's judgment that a variety of factors including the deterioration of U.S. economic conditions could lead to a longer period in which default rates remain high. The Company continues to model sensitivities around the results booked using a variety of CDR rates and stress periods as well as other modeling approaches including roll rates and hybrid roll rate/CDR methods.

        As a result of this modeling and analysis, the Company incurred loss and loss adjustment expenses of $111.0 million for its direct Countrywide transactions during 2008. The Company's cumulative incurred loss and loss adjustment expenses on the direct Countrywide transactions as of December 31, 2008 were $111.0 million ($87.2 million after-tax). During 2008, the Company paid losses and loss adjustment expenses for its direct Countrywide transactions of $170.0 million, of which we expect to recover $59.0 million from the receipt of excess spread from future cash flows as well as funding of future draws. This amount of $59.0 million is included in "salvage recoverable" on the balance sheet.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

11. Significant Risk Management Activities (Continued)

There were no incurred loss and loss adjustment expenses or salvage recoverable amounts on these transactions in 2007.

        For the year ended December 31, 2008, the Company incurred loss and loss adjustment expenses of $168.1 million for its HELOC exposures. Of this amount, $130.0 million related to the Company's financial guaranty direct segment, including $111.0 million of incurred loss and loss adjustment expenses for the direct Countrywide transactions. The remaining $38.1 million of incurred loss and loss adjustment expenses related to the Company's assumed HELOC exposures in its financial guaranty reinsurance segment.

        The ultimate performance of the Company's HELOC transactions will depend on many factors, such as the level and timing of loan defaults, interest proceeds generated by the securitized loans, repayment speeds and changes in home prices, as well as the levels of credit support built into each transaction. Other factors also may have a material impact upon the ultimate performance of each transaction, including the ability of the seller and servicer to fulfill all of their contractual obligations including its obligation to fund future draws on lines of credit, as well as the amount of benefit received from repurchases of ineligible loans by Countrywide. The variables affecting transaction performance are interrelated, difficult to predict and subject to considerable volatility. If actual results differ materially from any of our assumptions, the losses incurred could be materially different from our estimate. We continue to update our evaluation of these exposures as new information becomes available.

        A summary of the Company's exposure to these two deals and their actual performance statistics through December 31, 2008 are as follows:

($ in millions)	Countrywide 2005J		Countrywide 2007D
Original principal balance	$1,500		$900
Remaining principal balance	$520.3		$621.3
Cumulative losses (% of original principal balance)(1)	10.6%		14.3%
Total delinquencies (% of current balance)(2)	16.9%		13.9%
Average initial FICO score of borrowers(3)	709		712
Interest margin over prime(4)	2.0%		1.8%
Revolving period(5)	10		10
Repayment period(6)	15		15
Average draw rate(7)	1.6%		1.8%
Average constant payment rate(8)	7.2%		7.5%
Excess spread(9)	329	bps	324	bps

(1)
Cumulative collateral losses expressed as a percentage of the original deal balance.

(2)
Total delinquencies (loans >30 days past due) as a percentage of the current deal balance.

(3)
Fair Isaacs and Company score is a measurement designed to indicate the credit quality of a borrower.

(4)
Floating rate charged to borrowers above the prime rate.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

11. Significant Risk Management Activities (Continued)

(5)
Time period (usually 5–10 years) in which the borrower may draw funds from their HELOC.

(6)
Time period (usually 10–20 years) in which the borrower must repay the funds withdrawn from the HELOC.

(7)
Represents the three-month average draw rate as of December 2008.

(8)
Represents the three-month average constant payment rate as of December 2008.

(9)
Excess spread during December 2008.

        Another type of RMBS transaction is generally referred to as "Subprime RMBS". The collateral supporting such transactions is comprised of first-lien residential mortgage loans made to subprime borrowers. A "subprime borrower" is one considered to be a higher risk credit based on credit scores or other risk characteristics. As of December 31, 2008, we had net par outstanding of $6.6 billion related to Subprime RMBS securitizations, of which $483 million is classified by us as Below Investment Grade risk. Of the total U.S. Subprime RMBS exposure of $6.6 billion, $6.1 billion is from transactions issued in the period from 2005 through 2007 and written in our direct financial guaranty segment. As of December 31, 2008, we had portfolio reserves of $8.8 million and case reserves of $7.8 million related to our $6.6 billion U.S. Subprime RMBS exposure, of which $6.9 million were portfolio reserves related to our $6.1 billion exposure in the direct financial guaranty segment for transactions issued from 2005 through 2007.

        The problems affecting the subprime mortgage market have been widely reported, with rising delinquencies, defaults and foreclosures negatively impacting the performance of Subprime RMBS transactions. Those concerns relate primarily to Subprime RMBS issued in the period from 2005 through 2007. The $6.1 billion exposure that we have to such transactions in our direct financial guaranty segment benefits from various structural protections, including credit enhancement that on average currently equals approximately 54.3% of the remaining principal balance of the transactions.

        We also have exposure of $433.1 million to Closed-End Second ("CES") RMBS transactions, of which $424.2 million is in the direct segment. As with other types of RMBS, we have seen significant deterioration in the performance of our CES transactions. On two transactions, which had exposure of $185.0 million, during 2008 we have seen a significant increase in delinquencies and collateral losses, which resulted in erosion of the Company's credit enhancement and the payment of claims totaling $16.2 million. Based on the Company's analysis of these transaction and their projected collateral losses, the Company had case reserves of $37.7 million as of December 31, 2008. Additionally, as of December 31, 2008, the Company had portfolio reserves of $0.1 million in its financial guaranty direct segment and no case or portfolio reserves in its financial guaranty reinsurance segment related to its U.S. Closed-End Second RMBS exposure.

        Another type of RMBS transaction is generally referred to as "Alt-A RMBS". The collateral supporting such transactions is comprised of first-lien residential mortgage loans made to prime quality borrowers that lack certain ancillary characteristics that would make them prime. Included in this category is Alt-A Option ARMs, which include transactions where 66% or more of the collateral is comprised of mortgage loans that have the potential to negatively amortize. As of December 31, 2008, the Company had net par outstanding of $7.6 billion related to Alt-A RMBS securitizations. Of that amount, $7.5 billion is from transactions issued in the period from 2005 through 2007 and written in

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

11. Significant Risk Management Activities (Continued)

the Company's financial guaranty direct segment. As of December 31, 2008, the Company had portfolio reserves of $6.5 million and case reserves of $1.5 million related to its $7.6 billion Alt-A RMBS exposure, in the financial guaranty direct and reinsurance segments, respectively.

        The ultimate performance of the Company's RMBS transactions remains highly uncertain and may be subject to considerable volatility due to the influence of many factors, including the level and timing of loan defaults, changes in housing prices and other variables. The Company will continue to monitor the performance of its RMBS exposures and will adjust the risk ratings of those transactions based on actual performance and management's estimates of future performance.

        The Company has exposure on two life insurance reserve securitization transactions based on two discrete blocks of individual life insurance business reinsured by Scottish Re (U.S.) Inc. ("Scottish Re"). The two transactions relate to Ballantyne Re p.l.c. ("Ballantyne") (gross exposure of $500 million) and Orkney Re II, p.l.c. ("Orkney II") (gross exposure of $423 million). Under both transactions, monies raised through the issuance of the insured notes support present and future U.S. statutory life insurance reserve requirements. The monies were invested at inception of each transaction in accounts managed by a large, well-known investment manager. However, those investment accounts have incurred substantial mark-to-market losses since mid-year 2007, principally as a result of their exposure to subprime and Alt-A RMBS transactions. Largely as a result of these mark-to-market losses both we and the rating agencies have downgraded our exposure to both Ballantyne and Orkney II to below investment grade. As regards the Ballantyne transaction, the Company is working with the directing guarantor, who has insured exposure of $900 million, to remediate the risk. On the Orkney Re II transaction, the Company, as directing financial guarantor, is taking remedial action.

        Some credit losses have been realized on the securities in the Ballantyne and Orkney Re II portfolios and significant additional credit losses are expected to occur. Performance of the underlying blocks of life insurance business thus far generally has been in accordance with expectations. The combination of cash flows from the investment accounts and the treaty settlements currently is sufficient to cover interest payments due on the notes that we insure. Adverse treaty performance and/or a rise in credit losses on the invested assets are expected to lead to interest shortfalls. Additionally, the transactions also contain features linked to the market values of the invested assets, reserve funding requirements on the underlying blocks of life insurance business, and minimum capital requirements for the transactions themselves that may trigger a shut off of interest payments to the insured notes and thereby result in claim payments by the Company.

        Another key risk is that the occurrence of certain events may result in a situation where either Ballantyne and/or Orkney Re II are required to sell assets and potentially realize substantial investment losses and for Assured Guaranty Ltd. to incur corresponding insured losses ahead of the scheduled final maturity date. For example, cedants to Scottish Re may have the right to recapture blocks of life insurance business which Scottish Re has ceded to Orkney Re II. Such recaptures could require Orkney Re II to sell assets and realize investment losses. In the Ballantyne transaction, further declines in the market value of the invested assets and/or an increase in the reserve funding requirements could lead to a similar mandatory realization of investment losses and for Assured Guaranty Ltd. to incur corresponding insured losses ahead of the scheduled final maturity date.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

11. Significant Risk Management Activities (Continued)

        In order for the Company to incur an ultimate net loss on these transactions, adverse experience on the underlying block of life insurance policies and/or credit losses in the investment portfolio would need to exceed the level of credit enhancement built into the transaction structures. Based on its analysis of the information currently available, including estimates of future investment performance, projected credit impairments on the invested assets and performance of the blocks of life insurance business, at December 31, 2008, the Company established a case reserve of $17.2 million for the Ballantyne transaction. The Company has not established a case loss reserve for the Orkney Re II transaction.

        On December 19, 2008, the Company sued J.P. Morgan Investment Management Inc. ("JPMIM"), the investment manager in the Orkney II transaction, in New York Supreme Court alleging that JPMIM engaged in breaches of fiduciary duty, gross negligence and breaches of contract based upon its handling of the investments of Orkney Re II. JPMIM requested and was given an extension of time to answer until the end of February.

        The Company has exposure to a public finance transaction for sewer service in Jefferson County, Alabama through several reinsurance treaties. The Company's total exposure to this transaction is approximately $456 million as of December 31, 2008. The Company has made debt service payments during the year and expects to make additional payments in the near term. Through our cedants, the Company is currently in discussions with the bond issuer to structure a solution, which may result in some or all of these payments being recoverable. A case reserve of $6.0 million has been established as of December 31, 2008.

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

        Prior to the IPO in April 2004, Assured Guaranty US Holdings Inc. ("AGUS"), Assured Guaranty Corp. ("AGC"), Assured Value Insurance Company ("AVIC"), an AGC subsidiary prior to its merger into AGC in December 2006, AG Financial Products Inc. ("AGFP") and AFP Transferor Inc. ("AFP") had historically filed their U.S. income tax returns in the consolidated U.S. tax return of its former shareholder. For periods after April 2004, AGUS and its subsidiaries, AGC, AVIC (prior to merger into AGC in December 2006), AGFP and AFP (for the period ended May 18, 2005) file a consolidated federal income tax return. Assured Guaranty Overseas US Holdings Inc. ("AGOUS") and its subsidiaries, Assured Guaranty Re Overseas Ltd. ("AGRO"), Assured Guaranty Mortgage Insurance Company and AG Intermediary Inc., have historically filed a consolidated federal income tax return. AGRO, a Bermuda domiciled company, has elected under Section 953(d) of the Internal Revenue Code to be taxed as a U.S. domestic corporation. Each company, as a member of its respective consolidated tax return group, has paid its proportionate share of the consolidated federal tax burden

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

12. Income Taxes (Continued)

for its group as if each company filed on a separate return basis with current period credit for net losses.

        The following table provides the Company's income tax (benefit) provision and effective tax rates:

	For the Years Ended December 31,
	2008	2007	2006
	(in thousands of U.S. dollars)
Current tax (benefit) provision	$332	$12,383	$18,644
Deferred tax provision (benefit)	43,116	(172,136)	11,596

Provision (benefit) for income taxes	$43,448	$(159,753)	$30,240

Effective tax rate	38.7%	34.5%	15.9%

        The change in the effective tax rate from year to year is primarily due changes in the proportion of pre tax income earned in different tax jurisdictions at varying statutory rates.

        Reconciliation of the difference between the provision for income taxes and the expected tax provision at statutory rates in taxable jurisdictions was as follows:

	For the Years Ended December 31,
	2008	2007	2006
	(in thousands of U.S. dollars)
Expected tax provision at statutory rates in taxable jurisdictions	$59,961	$(135,905)	$42,494
Tax-exempt interest	(16,272)	(13,362)	(11,642)
Change in FIN 48 liability	2,306	(10,150)	—
Other	(2,547)	(336)	(612)

Total provision for income taxes	$43,448	$(159,753)	$30,240

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

12. Income Taxes (Continued)

        The deferred income tax asset (liability) reflects the tax effect of the following temporary differences:

	As of December 31,
	2008	2007
	(in thousands of U.S. dollars)
Deferred tax assets:
Unrealized losses on derivative financial instruments	$116,537	$168,920
Reserves for losses and loss adjustment expenses	15,787	15,759
Tax and loss bonds	23,857	18,857
Net operating loss carry forward	17,070	19,189
Alternative minimum tax credit	727	727
Tax basis step-up	8,401	9,148
Unrealized depreciation on investments	4,263	—
Credit derivative assets/liabilities	16,558	6,376
Other	17,859	7,990

Total deferred income tax assets	221,059	246,966

Deferred tax liabilities:
Deferred acquisition costs	36,495	39,975
Unearned premium reserves	3,965	11,700
Contingency reserves	24,358	17,697
Unrealized appreciation on investments	—	17,320
Unrealized gains on committed capital securities	17,872	2,911
Other	2,251	2,800

Total deferred income tax liabilities	84,941	92,403

Valuation allowance	7,000	7,000

Net deferred income tax asset	$129,118	$147,563

        As of December 31, 2008, AGRO had a standalone net operating loss carry forward ("NOL") of $47.9 million, compared with $54.8 million as of December 31, 2007, which is available to offset its future U.S. taxable income. The Company has $27.2 million of this NOL available through 2017 and $20.7 million available through 2023. AGRO's stand alone NOL is not permitted to offset the income of any other members of AGRO's consolidated group. Under applicable accounting rules, we are required to establish a valuation allowance for NOLs that we believe are more likely than not to expire before being utilized. Management has assessed the likelihood of realization of all of its deferred tax assets. Based on this analysis, management believes it is more likely than not that $20.0 million of AGRO's $47.9 million NOL will not be utilized before it expires and has established a $7.0 million valuation allowance related to the NOL deferred tax asset. Management believes that all other deferred income taxes are more-likely-than-not to be realized. The valuation allowance is subject to considerable judgment, is reviewed quarterly and will be adjusted to the extent actual taxable income differs from estimates of future taxable income that may be used to realize NOLs or capital losses.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

12. Income Taxes (Continued)

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

Uncertain Tax Positions

        The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"), on January 1, 2007. As a result of the adoption of FIN 48, the Company reduced its liability for unrecognized tax benefits and increased retained earnings by $2.6 million. The total liability for unrecognized tax benefits as of January 1, 2007 was $12.9 million. This entire amount, if recognized, would affect the effective tax rate.

        Subsequent to the adoption of FIN 48, the IRS published final regulations on the treatment of consolidated losses. As a result of these regulations the utilization of certain capital losses is no longer at a level that would require recording an associated liability for an uncertain tax position. As such, the Company decreased its liability for unrecognized tax benefits and its provision for income taxes $4.1 million during the period ended March 31, 2007. In September 2007, upon completion of the IRS audit of Assured Guaranty Overseas US Holdings Inc. and subsidiaries, the liability for unrecognized tax benefits was reduced by approximately $6.0 million. The total liability for unrecognized tax benefits as of December 31, 2008 and 2007 was $5.1 million and $2.8 million, respectively, and are included in other liabilities on the balance sheet. During the year ended December 31, 2008 the net liability of $2.8 million as of December 31, 2007 increased by approximately $2.3 million due to a position management intends to take on the Company's 2008 tax return. The Company does not believe it is reasonably possible that this amount will change significantly in the next twelve months.

        The Company's policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of the date of adoption, the Company has accrued $0.9 million in interest and penalties.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

12. Income Taxes (Continued)

        The following table provides a reconciliation of the beginning and ending balances of the total liability for unrecognized tax benefits recorded under FIN 48:

(in thousands of U.S. dollars)
Balance as of January 1, 2008	$2,795
Increase in unrecognized tax benefits as a result of position taken during the current period	2,306

Balance as of December 31, 2008	$5,101

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

        The Company initially recorded a $49.0 million reduction of its existing deferred tax liability, based on an estimate of the ultimate resolution of the Section 338(h)(10) election. Under the tax allocation agreement, the Company estimated that, as of the IPO date, it was obligated to pay $20.9 million to AFS and accordingly established this amount as a liability. The initial difference, which is attributable to the change in the tax basis of certain liabilities for which there is no associated step-up in the tax basis of its assets and no amounts due to AFS, resulted in an increase to additional paid-in capital of $28.1 million. As of December 31, 2008 and December 31, 2007, the liability for tax basis step-up adjustment, which is included in the Company's balance sheets in "Other liabilities," was $9.1 million and $9.9 million, respectively. The Company has paid ACE and correspondingly reduced its liability by $0.7 million and $5.1 million in 2008 and 2007, respectively.

Tax Treatment of CDS

        The Company treats the guaranty it provides on CDS as insurance contracts for tax purposes and as such a taxable loss does not occur until the Company expects to make a loss payment to the buyer of credit protection based upon the occurrence of one or more specified credit events with respect to the contractually referenced obligation or entity. The Company holds its CDS to maturity, at which time any unrealized mark to market loss would revert to zero absent any credit related losses. As of

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

12. Income Taxes (Continued)

December 31, 2008, the Company did not anticipate any significant credit related losses on its credit default swaps and, therefore, no resultant tax deductions.

        The tax treatment of CDS is an unsettled area of the law. The uncertainty relates to the IRS's determination of the income or potential loss associated with CDS as either subject to capital gain (loss) or ordinary income (loss) treatment. In treating CDS as insurance contracts the Company treats both the receipt of premium and payment of losses as ordinary income and believes it is more likely than not that any CDS credit related losses will be treated as ordinary by the IRS. To the extent the IRS takes the view that the losses are capital losses in the future and the Company incurred actual losses associated with the CDS the Company would need sufficient taxable income of the same character within the carryback and carryforward period available under the tax law.

        As of December 31, 2008 and December 31, 2007 the deferred tax assets associated with CDS were $116.5 million and $168.9 million, respectively. The Company came to the conclusion that it is more likely than not that its deferred tax asset related to CDS will be fully realized after weighing all positive and negative evidence available as required under FAS 109. The evidence that was considered included the following:

  Negative Evidence

  •
  Although the Company believes that income or losses for these credit default swaps are properly characterized for tax purposes as ordinary, the federal tax treatment is an unsettled area of tax law as described above.

  •
  Changes in the fair value of CDS have resulted in significant swings in the Company's net income in recent periods. Changes in the fair value of CDS in future periods could result in the U.S. consolidated tax group having a pre-tax loss under GAAP. Although not recognized for tax, this loss could result in a cumulative three year pre-tax loss, which is considered significant negative evidence for the recoverability of a deferred tax asset under FAS 109.

  •
  For the three year period ended December 31, 2008 the US consolidated tax group had a pre-tax loss under GAAP of $102.1 million.

        Positive Evidence

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

12. Income Taxes (Continued)

  •
  Assuming a hypothetical loss were triggered for the amount of deferred tax asset ("DTA"), there would be enough taxable income through carryback and future income to offset it as follows:

  •
  The amortization of the tax-basis unearned premium reserve of $528.0 million as of December 31, 2008 as well as the collection of future installment premiums of contracts already written we believe will result in significant taxable income in the future.

  •
  The Company has the ability to carryback losses two years which would offset over $53.5 million of losses as of December 31, 2008.

  •
  Although the Company has a significant tax exempt portfolio, this can be converted to taxable securities as permitted as a tax planning strategy under FAS 109.

  •
  The mark-to-market loss is reflective of market valuations and will change from quarter to quarter. It is not indicative of the Company's ability to enter new business. The Company writes and continues to write new business which will increase the amortization of unearned premium and investment portfolio resulting in expected taxable income in future periods.

        After examining all of the available positive and negative evidence, the Company believes that no valuation allowance is necessary in connection with the deferred tax asset. The Company will continue to analyze the need for a valuation allowance on a quarter to quarter basis.

13. Analysis of Premiums Written, Premiums Earned And Loss And Loss Adjustment Expenses

        The Company enters into reinsurance agreements with non-affiliated companies to limit its exposure to risk on an on-going basis. In the event that any or all of the reinsurers are unable to meet their obligations, the Company would be liable for such defaulted amounts. Direct, assumed, and ceded premium and loss and loss adjustment expense amounts for the years ended December 31, 2008, 2007 and 2006 were as follows (2007 and 2006 amounts have been reclassified as discussed in Note 2):

	For the Years Ended December 31,
	2008	2007	2006
	(in thousands of U.S. dollars)
Premiums Written
Direct	$484,727	$167,228	$124,864
Assumed	133,543	257,318	136,408
Ceded	(13,714)	(16,576)	(5,452)

Net	$604,556	$407,970	$255,820

Premiums Earned
Direct	$93,406	$54,958	$28,523
Assumed	176,332	111,925	126,666
Ceded	(8,340)	(7,624)	(10,386)

Net	$261,398	$159,259	$144,803

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

13. Analysis of Premiums Written, Premiums Earned And Loss And Loss Adjustment Expenses (Continued)

	For the Years Ended December 31,
	2008	2007	2006
	(in thousands of U.S. dollars)
Loss and loss adjustment expenses (recoveries)
Direct	$199,027	$29,206	$2,603
Assumed	64,890	(24,615)	9,660
Ceded	1,845	1,187	(940)

Net	$265,762	$5,778	$11,323

        Reinsurance recoverable on ceded losses and LAE as of December 31, 2008 and December 31, 2007 were $6.5 million and $8.8 million, respectively, and are mainly related to the Company's other segment. In the event that any or all of the reinsurers are unable to meet their obligations, the Company would be liable for such defaulted amounts. Of these amounts, $4.8 million and $8.8 million, respectively, relate to reinsurance agreements with ACE.

Agreement with CIFG Assurance North America, Inc.

        AGC entered into an agreement with CIFG Assurance North America, Inc. ("CIFG") to assume a diversified portfolio of financial guaranty contracts totaling approximately $13.3 billion of net par outstanding. The Company closed the transaction in January 2009 and received $75.6 million, which included $85.7 million of upfront premiums net of ceding commissions, and approximately $12.2 million of future installments related to this transaction.

XLFA Commutation

        Effective July 25, 2008, AG Re commuted its $2.1 billion portfolio of business assumed from XLFA for a payment of $18.0 million, which included returning $14.6 million of unearned premium, net of ceding commissions, and loss reserves of $5.2 million, resulting in a net gain to the Company of $1.8 million.

Agreement with Ambac Assurance Corporation

        On December 13, 2007, AG Re reinsured a diversified portfolio of financial guaranty contracts totaling approximately $29 billion of net par outstanding from Ambac Assurance Corporation ("Ambac"), a subsidiary of Ambac Financial Group, Inc. The ceded contracts are entirely in financial guaranty form and contain no CDS contracts. The portfolio was reinsured under AG Re's existing master facultative reinsurance agreement with Ambac. In addition, effective November 15, 2007 AG Re agreed to provide reinsurance under the terms of Ambac's current surplus share treaty program that expires March 31, 2008. Ambac has also agreed to offer AG Re the opportunity to provide reinsurance under the terms of Ambac's surplus share treaty programs that commence April 1, 2008, 2009 and 2010, if Ambac maintains its reinsurance program in those periods.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

14. Insurance Regulations

        AGC is a Maryland domiciled insurance company and a subsidiary of the Company. Under Maryland's 1993 revised insurance law, the amount of surplus available for distribution as dividends is subject to certain statutory provisions, which generally prohibit the payment of dividends in any twelve-month period in an aggregate amount exceeding the lesser of 10% of surplus or net investment income (at the preceding December 31) without prior approval of the Maryland Commissioner of Insurance. The amount available for distribution from the Company during 2009 with notice to, but without prior approval of, the Maryland Commissioner of Insurance under the Maryland insurance law is approximately $37.8 million. During the years ended December 31, 2008, 2007 and 2006, AGC declared and paid $16.5 million, $12.1 million and $13.8 million, respectively, in dividends to AGUS. Under Maryland insurance regulations, AGC is required at all times to maintain a minimum surplus of $750,000.

        AG Re's and AGRO's dividend distribution are governed by Bermuda law. Under Bermuda law, dividends may only be paid if there are reasonable grounds for believing that the Company is, or would after the payment be, able to pay its liabilities as they become due and if the realizable value of its assets would thereby not be less than the aggregate of its liabilities and issued share capital and share premium accounts. Distributions to shareholders may also be paid out of statutory capital, but are subject to a 15% limitation without prior approval of the Bermuda Monetary Authority. Dividends are limited by requirements that the subject company must at all times (i) maintain the minimum solvency margin required under the Insurance Act of 1978 and (ii) have relevant assets in an amount at least equal to 75% of relevant liabilities, both as defined under the Insurance Act of 1978. The amount available at AG Re to pay dividends in 2009 in compliance with Bermuda law is $1,125.0 million. However, any distribution which results in a reduction of 15% of more of AG Re's total statutory capital, as set out in its previous year's financial statements, would require the prior approval of the Bermuda Monetary Authority. During 2008, AG Re declared and paid dividends of $31.3 million to its parent, Assured Guaranty Ltd. During 2007 and 2006, AG Re declared dividends of $36.0 million and paid $35.3 million, and $46.5 million and paid $42.6 million, respectively.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

15. Related Party Transactions

        In 2004 the Company entered into reinsurance transactions with ACE subsidiaries as part of the IPO. The business ceded was part of the Company's other segment, and is no longer written. The following table summarizes the activity with ACE subsidiaries ("affiliated") and non-affiliated entities for each line item where applicable in the income statements (certain 2007 and 2006 amounts have been reclassified as discussed in Note 2). The affiliated amounts relate primarily to these legacy reinsurance transactions.

	For the Years Ended December 31,
	2008	2007	2006
	(in thousands of U.S. dollars)
Net earned premiums
Non-affiliated:
Gross written premiums	$618,270	$424,546	$261,448
Ceded written premiums	(10,168)	(13,011)	(1,326)

Net written premiums	608,102	411,535	260,122
Increase in net unearned premium reserves	(343,210)	(248,682)	(108,762)

Non-affiliated net earned premiums	264,892	162,853	151,360

Affiliated:
Gross written premiums	—	—	(176)
Ceded written premiums	(3,546)	(3,565)	(4,126)

Net written premiums	(3,546)	(3,565)	(4,302)
Decrease (increase) in net unearned premium reserves	52	(29)	(2,255)

Affiliated net earned premiums	(3,494)	(3,594)	(6,557)

Total	261,398	159,259	144,803

Net investment income	162,558	128,092	111,455
Net realized investment losses	(69,801)	(1,344)	(1,994)
Change in fair value of credit derivatives
Realized gains and other settlements on credit derivatives	117,589	73,992	73,861
Unrealized (losses) gains on credit derivatives	38,034	(670,403)	11,827

Net change in fair value of credit derivatives	155,623	(596,411)	85,688
Other income	43,410	8,801	419

Total revenues	$553,188	$(301,603)	$340,371

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

15. Related Party Transactions (Continued)

	For the Years Ended December 31,
	2008	2007	2006
	(in thousands of U.S. dollars)
Loss and loss adjustment expenses (recoveries)
Non-affiliated	$265,763	$1,128	$12,321
Affiliated	(1)	4,650	(998)

Total	265,762	5,778	11,323

Profit commission expense
Non-affiliated	1,336	6,476	9,684
Affiliated	—	—	(156)

Total	1,336	6,476	9,528

Acquisition costs
Non-affiliated	61,246	43,129	45,924
Affiliated	3	21	(716)

Total	61,249	43,150	45,208

Other operating expenses	83,493	79,866	68,019
Interest expense	23,283	23,529	13,772
Other expense	5,734	2,623	2,547

Total expenses	440,857	161,422	150,397

Income (loss) before provision (benefit) for income taxes	112,331	(463,025)	189,974
Total provision (benefit) for income taxes	43,448	(159,753)	30,240

Net income (loss)	$68,883	$(303,272)	$159,734

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

15. Related Party Transactions (Continued)

        The following table summarizes the affiliated components of each balance sheet item, where applicable:

	As of December 31,
	2008	2007
	(in thousands of U.S. dollars)
Assets
Prepaid reinsurance premiums	$114	$155
Reinsurance recoverable on ceded losses	4,824	8,752
Other assets	11,031	90

Total affiliate assets	15,969	8,997
Non-affiliate assets	4,539,738	3,753,937

Total assets	$4,555,707	$3,762,934

Liabilities and shareholders' equity
Liabilities
Unearned premium reserves	$1,484	$1,576
Reserves for loss and loss adjustment expenses	4,589	4,650
Funds held by Company under reinsurance agreements	30,683	25,274
Other liabilities	9,147	9,893

Total affiliate liabilities	45,903	41,393
Non-affiliate liabilities	2,583,582	2,054,971

Total liabilities	2,629,485	2,096,364
Total shareholders' equity	1,926,222	1,666,570

Total liabilities and shareholders' equity	$4,555,707	$3,762,934

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

15. Related Party Transactions (Continued)

        The following table summarizes the non-affiliated and affiliated components of cash flows from operations:

	For the Years Ended December 31,
	2008	2007	2006
	(in thousands of U.S. dollars)
Affiliated	$(5,958)	$(2,826)	$(4,551)
Non-affiliated	432,947	388,676	266,125

Net cash flows provided by operating activities	$426,989	$385,850	$261,574

Affiliated	$—	$—	$—
Non-affiliated	(649,615)	(664,389)	(228,461)

Net cash flows used in investing activities	$(649,615)	$(664,389)	$(228,461)

Affiliated(1)(2)	$250,000	$—	$(152,000)
Non-affiliated	(20,664)	281,436	116,934

Net cash flows provided by (used in) financing activities	$229,336	$281,436	$(35,066)

(1)
2008 amount represents net proceeds from common stock issued to WL Ross. See Note 1.

(2)
2006 amount represents $150.0 million share repurchase from ACE and $2.0 million repayment of notes issued in connection with IPO.

Transactions and Agreements with ACE

        During 2008, 2007 and 2006, ACE provided certain general and administrative services to some of the Company's subsidiaries, including AGC, AG Re and AGRO. In 2008 and 2007 those services were information technology related services and in 2006 also included tax consulting and preparation services. Expenses included in the Company's consolidated financial statements related to these services were $0.1 million, $0.1 million and $0.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. Effective January 1, 2007, the tax consulting and preparation services arrangement was terminated.

16. Commitments and Contingencies

Litigation

        Effective January 1, 2004, Assured Guaranty Mortgage Insurance Company ("AGMIC") reinsured a private mortgage insurer (the "Reinsured") under a Mortgage Insurance Stop Loss Excess of Loss Reinsurance Agreement (the "Agreement"). Under the Agreement, AGMIC agreed to cover the Reinsured's aggregate mortgage guaranty insurance losses in excess of a $25 million retention and subject to a $95 million limit. Coverage under the Agreement was triggered only when the Reinsured's: (1) combined loss ratio exceeded 100%; and (2) risk to capital ratio exceeded 25 to 1, according to insurance statutory accounting. In April 2008, AGMIC notified the Reinsured it was terminating the Agreement because of the Reinsured's breach of the terms of the Agreement. The Reinsured notified

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

16. Commitments and Contingencies (Continued)

AGMIC that it considers the Agreement to remain in effect and that the two coverage triggers under the Agreement apply as of April 1, 2008. By letter dated May 5, 2008, the Reinsured demanded arbitration against AGMIC seeking a declaration that the Agreement remains in effect and alleged compensatory and other damages. The arbitration hearing took place before a three person panel in December 2008 and January 2009. Post hearing briefing and oral arguments will be completed on February 26, 2009, and the arbitration panel could render its decision at any time thereafter.

        It is the opinion of the Company's management, based upon the information available, that the expected outcome of litigation against the Company, individually or in the aggregate, will not have a material adverse effect on the Company's financial position or liquidity, although an adverse resolution of litigation against the Company could have a material adverse effect on the Company's results of operations in a particular quarter or fiscal year.

Real Estate Leases

        The Company and its subsidiaries are party to various lease agreements. In June 2008, the Company's subsidiary, Assured Guaranty Corp., entered into a new five-year lease agreement for New York office space. Future minimum annual payments of $5.3 million for the first twelve month period and $5.7 million for subsequent twelve month periods commenced October 1, 2008 and are subject to escalation in building operating costs and real estate taxes. As of December 31, 2008, future minimum rental payments under the terms of these operating leases for office space are $7.1 million in 2009, $6.3 million in 2010, $6.1 million in 2011and 2012, $5.1 million in 2013 and $1.1 million thereafter. These payments are subject to escalations in building operating costs and real estate taxes. Rent expense for the years ended December 31, 2008, 2007 and 2006 was approximately $5.7 million, $3.5 million and $3.0 million, respectively.

Reinsurance

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

        During 2006, the Company's wholly owned subsidiary, AGRO, and a number of other parties, completed various settlements with defendants in the In re: National Century Financial Enterprises Inc. Investment Litigation now pending in the United States District Court for the Southern District of Ohio—Eastern District. AGRO received approximately $0.4 million (pre-tax) in 2008, $1.3 million (pre-tax) in 2007 and $13.5 million (pre-tax) in 2006 from the settlements. AGRO originally paid claims in 2003 of approximately $41.7 million (pre-tax) related to National Century Financial Enterprises Inc. To date, including the settlements described above, the Company has recovered $20.5 million (pre-tax), representing a partial settlement of the litigation. The litigation will continue against other parties.

        The Company is party to reinsurance agreements with most of the major monoline primary financial guaranty insurance companies. The Company's facultative and treaty agreements are generally subject to termination (i) upon written notice (ranging from 90 to 120 days) prior to the specified

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

16. Commitments and Contingencies (Continued)

deadline for renewal, (ii) at the option of the primary insurer if the Company fails to maintain certain financial, regulatory and rating agency criteria which are equivalent to or more stringent than those the Company is otherwise required to maintain for its own compliance with state mandated insurance laws and to maintain a specified financial strength rating for the particular insurance subsidiary or (iii) upon certain changes of control of the Company. Upon termination under the conditions set forth in (ii) and (iii) above, the Company may be required (under some of its reinsurance agreements) to return to the primary insurer all statutory unearned premiums, less ceding commissions, attributable to reinsurance ceded pursuant to such agreements after which the Company would be released from liability with respect to the ceded business. Upon the occurrence of the conditions set forth in (ii) above, whether or not an agreement is terminated, the Company may be required to obtain a letter of credit or alternative form of security to collateralize its obligation to perform under such agreement or it may be obligated to increase the level of ceding commission paid.

17. Concentrations

        The Company's client base includes all of the major monoline primary financial guaranty insurance companies, many banks and several European insurance and reinsurance companies. Of the Company's total non-CDS gross premiums written for the year ended December 31, 2008, 15.3% came from FSA, a primary financial guaranty insurance company. Of the Company's total non-derivative gross premiums written for the year ended December 31, 2007, 37.0% and 13.8% came from Ambac and FSA, respectively, both of which are primary financial guaranty insurance companies. Of the Company's total non-CDS gross premiums written for the year ended December 31, 2006, 22.0% came from FSA. No other client represented more than 10% of the Company's total non-CDS gross premiums written for the years ended December 31, 2008, 2007 and 2006.

18. Long-Term Debt

        The Company's consolidated financial statements include long-term debt used to fund the Company's insurance operations, and related interest expense, as described below.

Senior Notes

        On May 18, 2004, AGUS, a subsidiary of the Company, issued $200.0 million of 7.0% Senior Notes due 2034 for net proceeds of $197.3 million. The proceeds of the offering were used to repay substantially all of a $200.0 million promissory note issued to a subsidiary of ACE in April 2004 as part of the IPO related formation transactions. The coupon on the Senior Notes is 7.0%, however, the effective rate is approximately 6.4%, taking into account the effect of a cash flow hedge executed by the Company in March 2004, the term of which matches that of the Senior Notes. The Company recorded interest expense of $13.4 million, including $0.6 million of amortized gain on the cash flow hedge, for each of the years ended December 31, 2008, 2007 and 2006, respectively. These Senior Notes are fully and unconditionally guaranteed by Assured Guaranty Ltd.

Series A Enhanced Junior Subordinated Debentures

        On December 20, 2006, AGUS issued $150.0 million of Series A Enhanced Junior Subordinated Debentures (the "Debentures") due 2066 for net proceeds of $149.7 million. The proceeds of the

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

18. Long-Term Debt (Continued)

offering were used to repurchase 5,692,599 of Assured Guaranty Ltd.'s common shares from ACE Bermuda Insurance Ltd., a subsidiary of ACE. The Debentures pay a fixed 6.40% rate of interest until December 15, 2016, and thereafter pay a floating rate of interest, reset quarterly, at a rate equal to 3 month LIBOR plus a margin equal to 2.38%. AGUS may elect at one or more times to defer payment of interest for one or more consecutive periods for up to ten years. Any unpaid interest bears interest at the then applicable rate. AGUS may not defer interest past the maturity date. The Company recorded interest expense of $9.8 million, $9.8 million and $0.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. These Debentures are guaranteed on a junior subordinated basis by Assured Guaranty Ltd.

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

        The 2006 credit facility's financial covenants require that Assured Guaranty Ltd. (a) maintain a minimum net worth of seventy-five percent (75%) of the Consolidated Net Worth of Assured Guaranty Ltd. as of the most recent fiscal quarter of Assured Guaranty Ltd. prior to November 6, 2006 and (b) maintain a maximum debt-to-capital ratio of 30%. In addition, the 2006 credit facility requires that AGC maintain qualified statutory capital of at least 75% of its statutory capital as of the fiscal

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

18. Long-Term Debt (Continued)

quarter prior to November 6, 2006. Furthermore, the 2006 credit facility contains restrictions on Assured Guaranty Ltd. and its subsidiaries, including, among other things, in respect of their ability to incur debt, permit liens, become liable in respect of guaranties, make loans or investments, pay dividends or make distributions, dissolve or become party to a merger, consolidation or acquisition, dispose of assets or enter into affiliate transactions. Most of these restrictions are subject to certain minimum thresholds and exceptions. The 2006 credit facility has customary events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, bankruptcy or insolvency proceedings, change of control and cross-default to other debt agreements. A default by one borrower will give rise to a right of the lenders to terminate the facility and accelerate all amounts then outstanding. As of December 31, 2008 and 2007, Assured Guaranty was in compliance with all of those financial covenants.

        As of December 31, 2008 and 2007, no amounts were outstanding under this facility nor have there been any borrowings under this facility.

        The 2006 credit facility replaced a $300.0 million three-year credit facility. Letters of credit for totaling approximately $2.9 million remained outstanding as of December 31, 2008 discussed in Note 16. No letters of credit were outstanding as of December 31, 2007.

Non-Recourse Credit Facilities

AG Re Credit Facility

        On July 31, 2007 AG Re entered into a non-recourse credit facility ("AG Re Credit Facility") with a syndicate of banks which provides up to $200.0 million to satisfy certain reinsurance agreements and obligations. The AG Re Credit Facility expires in July 2014.

        The AG Re Credit Facility does not contain any financial covenants. The AG Re Credit Facility has customary events of default , including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, bankruptcy or insolvency proceedings, change of control and cross-default to other debt agreements. If any such event of default were triggered, AG Re could be required to repay potential outstanding borrowings in an accelerated manner.

        AG Re's obligations to make payments of principal and interest on loans under the AG Re Credit Facility, whether at maturity, upon acceleration or otherwise, are limited recourse obligations of AG Re and are payable solely from the collateral securing the AG Re Credit Facility, including recoveries with respect to certain insured obligations in a designated portfolio, premiums with respect to defaulted insured obligations in that portfolio, certain designated reserves and other designated collateral.

        As of December 31, 2008 and 2007, no amounts were outstanding under this facility nor have there been any borrowings under the life of this facility.

Committed Capital Securities

        On April 8, 2005, AGC entered into four separate agreements with four different unaffiliated custodial trusts pursuant to which AGC may, at its option, cause each of the custodial trusts to

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

18. Long-Term Debt (Continued)

purchase up to $50.0 million of perpetual preferred stock of AGC. The custodial trusts were created as a vehicle for providing capital support to AGC by allowing AGC to obtain immediate access to new capital at its sole discretion at any time through the exercise of the put option. If the put options were exercised, AGC would receive $200.0 million in return for the issuance of its own perpetual preferred stock, the proceeds of which may be used for any purpose including the payment of claims. The put options were not exercised during 2008, 2007 or 2006. Initially, all of committed capital securities of the custodial trusts (the "CCS Securities") were issued to a special purpose pass-through trust (the "Pass-Through Trust"). The Pass-Through Trust was dissolved in April 2008 and the committed capital securities were distributed to the holders of the Pass-Through Trust's securities. Neither the Pass-Through Trust nor the Custodial Trusts are consolidated in Assured Guaranty Ltd.'s financial statements.

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

        For the years ended December 31, 2008, 2007 and 2006, the Company has incurred $5.7 million, $2.6 million and $2.5 million, respectively, of put option premiums which are an on-going expense. The increase in 2008 compared with 2007 was due to the increase in annualized rates from One-Month LIBOR plus 110 basis points to One-Month LIBOR plus 250 basis points as a result of the failed auction process in April 2008. These expenses are presented in the Company's consolidated statements of operations and comprehensive income under other expense.

        The CCS securities had a fair value of $51.1 million (see Note 5) and $8.3 million as of December 31, 2008 and December 31, 2007, respectively, and a change in fair value during 2008 and 2007 of $42.7 million and $8.3 million, respectively. The change in fair value is recorded in the consolidated statements of operations and comprehensive income in other income. The change in fair value of CCS securities was $0 during 2006, as the fair value was $0 at December 31, 2006 or 2005.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

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

        The following table presents changes in the Company's common stock issued and outstanding for each of the three years ended December 31, 2008.

	2008	2007	2006
Beginning balance	79,948,979	67,534,024	74,761,577
Common stock issuance(1)	11,176,726	12,917,897	309,065
Reclassification to remove nonvested restricted stock due to adoption of FAS 123R(2)	—	—	(1,021,124)
Share activity under option and incentive plans, net(3)	(170,002)	(69,882)	26,645
Common stock repurchases(4)	—	(433,060)	(6,542,139)

Ending balance	90,955,703	79,948,979	67,534,024

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

19. Shareholders' Equity (Continued)

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

Stock Repurchase Programs

        On November 8, 2007, the Company's Board of Directors approved a new share repurchase program for up to 2.0 million common shares. Share repurchases will take place at management's discretion depending on market conditions. During 2007, the Company paid $5.6 million to repurchase 0.3 million shares of its Common Stock at an average price of $19.82. No shares were repurchased during 2008.

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

Dividend Policy

        During 2008, 2007 and 2006 the Company paid dividends of $16.0 million, or $0.18 per common share, $11.0 million, or $0.16 per common share, and $10.5 million, or $0.14 per common share, respectively. Any determination to pay cash dividends will be at the discretion of the Company's Board of Directors, and will depend upon the Company's results of operations and operating cash flows, its financial position and capital requirements, general business conditions, legal, tax, regulatory, rating agency and any contractual restrictions on the payment of dividends and any other factors the Company's Board of Directors deems relevant. For more information concerning regulatory constraints that will affect the Company's ability to pay dividends, see Note 14.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

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

        Share-based compensation expense in 2008, 2007 and 2006 was $11.9 million ($9.6 million after tax), $17.3 million ($14.3 million after tax) and $12.1 million ($10.0 million after tax), respectively. The effect on both basic and diluted earnings per share for 2008 was $0.11. The effect on both basic and diluted earnings per share for 2007 was $0.21. The effect on basic and diluted earnings per share for 2006 was $0.14 and $0.13, respectively. Included in 2008, 2007 and 2006 expense were $3.3 million ($2.9 million after tax), $5.9 million ($5.1 million after tax) and $2.2 million ($1.8 million after tax), respectively, related to accelerated vesting for stock award grants to retirement-eligible employees. FAS 123R requires these awards be expensed over the period through the date the employee first becomes eligible to retire and is no longer required to provide service to earn part or all of the award, regardless of the employee's intent of retirement. The amount of share-based compensation capitalized in 2008, 2007 and 2006 as DAC was $3.3 million, $2.7 million and $2.6 million, respectively.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

20. Employee Benefit Plans (Continued)

        The following table presents pre-DAC and pre-tax, share-based compensation cost by share-based type:

	Year Ended December 31,
(in thousands of U.S. dollars)	2008	2007	2006
Share-Based Employee Cost
Restricted Stock
Recurring amortization	$6,075	$9,371	$7,676
Accelerated amortization for retirement eligible employees	125	4,074	1,534

Subtotal	6,200	13,445	9,210

Restricted Stock Units
Recurring amortization	1,174	—	—
Accelerated amortization for retirement eligible employees	1,632	—	—

Subtotal	2,806	—	—

Stock Options
Recurring amortization	3,373	3,632	3,581
Accelerated amortization for retirement eligible employees	1,498	1,782	655

Subtotal	4,871	5,414	4,236

ESPP	125	154	125

Total Share-Based Employee Cost	14,002	19,013	13,571

Share-Based Directors Cost
Restricted Stock	441	219	289
Restricted Stock Units	677	804	843

Total Share-Based Directors Cost	1,118	1,023	1,132

Total Share-Based Cost	$15,120	$20,036	$14,703

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

20. Employee Benefit Plans (Continued)

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

        The Incentive Plan is administered by a committee of the Board of Directors. The Compensation Committee of the Board serves as this committee except as otherwise determined by the Board. The Board may amend or terminate the Incentive Plan. As of December 31, 2008, 1,041,161 common shares were available for grant under the Incentive Plan.

Stock Options

        Nonqualified or incentive stock options may be granted to employees and directors of the Company. Stock options are generally granted once a year with exercise prices equal to the closing price on the date of grant. To date, the Company has only issued nonqualified stock options. All stock options granted to employees vest in equal annual installments over a three-year period and expire 10 years from the date of grant. None of the Company's options have a performance or market condition. Following is a summary of the Company's options issued and outstanding for the years ended December 31, 2008, 2007 and 2006:

	Year of Expiration	Weighted Average Exercise Price	Options for Common Shares
Balance as of December 31, 2005		$18.05	2,457,302
Options granted	2016	$25.49	797,067
Options exercised		$17.96	(141,715)
Options forfeited		$20.73	(102,494)

Balance as of December 31, 2006		$19.92	3,010,160
Options granted	2017	$26.74	862,667
Options exercised		$19.10	(78,651)
Options forfeited		$23.96	(90,945)

Balance as of December 31, 2007		$21.44	3,703,231
Options granted	2018	$23.13	608,800
Options exercised		$18.01	(19,000)
Options forfeited		$24.41	(66,528)

Balance as of December 31, 2008		$21.65	4,226,503

Exercisable as of December 31, 2006		$18.00	1,272,211

Exercisable as of December 31, 2007		$18.85	2,186,761

Exercisable as of December 31, 2008		$20.10	2,872,199

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

20. Employee Benefit Plans (Continued)

        As of December 31, 2008, the aggregate intrinsic value and weighted average remaining contractual term of options outstanding were $4 thousand and 6.8 years, respectively. As of December 31, 2008, the aggregate intrinsic value and weighted average remaining contractual term of options exercisable were $0 and 6.1 years, respectively.

        The Company recorded $4.9 million ($3.7 million after tax) in share based compensation related to stock options during the year ended December 31, 2008. As of December 31, 2008 the total unrecognized compensation expense related to outstanding nonvested stock options was $3.0 million, which will be adjusted in the future for the difference between estimated and actual forfeitures. The Company expects to recognize that expense over the weighted average remaining service period of 1.3 years.

        The weighted average grant-date fair value of options granted were $7.59, $6.83 and $6.71 for the years ended December 31, 2008, 2007 and 2006, respectively. The fair value of options issued is estimated on the date of grant using the Black Scholes option pricing model, with the following weighted average assumptions used for grants in 2008, 2007 and 2006:

	2008	2007	2006
Dividend yield	0.8%	0.6%	0.5%
Expected volatility	35.10%	19.03%	20.43%
Risk free interest rate	2.8%	4.7%	4.6%
Expected life	5 years	5 years	5 years
Forfeiture rate	6.0%	6.0%	6.0%

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

20. Employee Benefit Plans (Continued)

first becomes eligible to retire and is no longer required to provide service to earn part or all of the award. The Company may elect to use different assumptions under the Black-Scholes option valuation model in the future, which could materially affect the Company's net income or earnings per share.

        The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $45 thousand, $0.7 million and $1.2 million, respectively. During the years ended December 31, 2008, 2007 and 2006, $0.3 million, $1.5 million and $2.5 million, respectively, was received from the exercise of stock options and $16 thousand, $0.2 million and $0.2 million, respectively, related tax benefit was recorded and included in the financing section in the statement of cash flows. In order to satisfy stock option exercises, the Company will either issue new shares or reissue shares held at AGUS due to the repurchase of 5,692,599 of the Company's common shares from ACE Bermuda. See Note 19 for further information.

Restricted Stock Awards

        Under the Company's Incentive Plan 20,443, 487,437 and 460,083 restricted common shares were awarded during the years ended December 31, 2008, 2007 and 2006, respectively, to employees and non-employee directors of the Company. These shares vest at various dates through 2012.

        The Company has granted restricted stock awards to employees and directors of the Company. Restricted stock awards generally vest in equal annual installments over a four-year period. Restricted stock awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods, with the exception of retirement-eligible employees, discussed above. Prior to the adoption of FAS 123R, the Company presented restricted stock issuances on the balance sheet in common stock and additional paid-in capital with an offset in unearned stock grant compensation as a separate component of shareholders' equity. In accordance with the provisions of FAS 123R, on January 1, 2006, the Company reclassified the balance in unearned stock grant compensation to common stock and additional paid-in capital in shareholders' equity. The following table summarizes restricted stock award activity for the year ended December 31, 2008:

Nonvested Shares	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2007	1,163,674	$23.75
Granted	20,443	$24.40
Vested	(478,443)	$21.53
Forfeited	(19,349)	$25.40

Nonvested at December 31, 2008	686,325	$25.28

        The Company recorded $6.6 million ($4.9 million after tax) in share-based compensation, related to restricted stock awards, during the year ended December 31, 2008.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

20. Employee Benefit Plans (Continued)

        The following table includes a roll-forward of unearned stock grant compensation:

Unearned stock grant compensation
(in thousands of U.S. dollars)
Balance, December 31, 2005	$14,756
Reclassification due to adoption of FAS 123R	(14,756)

Balance, December 31, 2006	$—

        As of December 31, 2008 the total unrecognized compensation cost related to outstanding nonvested restricted stock awards was $6.5 million, which the Company expects to recognize over the weighted-average remaining service period of 1.5 years. The total fair value of shares vested during the years ended December 31, 2008, 2007 and 2006 was $10.3 million, $8.0 million and $5.2 million, respectively.

Restricted Stock Units

        Under the Company's Incentive Plan 275,493, 28,988 and 34,030 restricted stock units were awarded during the years ended December 31, 2008, 2007 and 2006, respectively, to employees and non-employee directors of the Company. Restricted stock units are valued based on the closing price of the underlying shares at the date of grant. The 2008 amount included 251,270 restricted stock units which the Company granted to employees beginning February 2008. These restricted stock units have vesting terms similar to those of the restricted common shares and are delivered on the vesting date. The Company has granted restricted stock units to directors of the Company. These restricted stock units vest over a one-year period and are delivered after directors leave.

        The following table summarizes restricted stock unit activity (excluding dividend equivalents) for the year ended December 31, 2008:

Nonvested Stock Units	Number of Stock Units	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2007(1)	129,319	$22.46
Granted(2)	275,493	$23.34
Delivered(1)	(16,543)	$21.76
Forfeited	(6,750)	$23.27

Nonvested at December 31, 2008	381,519	$23.11

    (1)
    Amounts relate to restricted stock units granted to non-employee directors of Assured Guaranty Ltd.

    (2)
    Includes 24,223 restricted stock units granted to non-employee directors of Assured Guaranty Ltd.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

20. Employee Benefit Plans (Continued)

        The Company recorded $3.5 million ($3.0 million after tax) in share-based compensation during the year ended December 31, 2008. The compensation for restricted stock units is expensed on a straight-line basis over the vesting period. As of December 31, 2008, the total unrecognized compensation cost related to outstanding nonvested restricted stock units was $2.8 million, which the Company expects to recognize over the weighted-average remaining service period of 1.8 years. The total fair value of restricted stock units delivered during the years ended December 31, 2008, 2007 and 2006 was $0.4 million, $0 and $0, respectively.

Employee Stock Purchase Plan

        In January 2005, the Company established the Assured Guaranty Ltd. Employee Stock Purchase Plan (the "Stock Purchase Plan") in accordance with Internal Revenue Code Section 423. The Stock Purchase Plan was approved by shareholders at the 2005 Annual General Meeting. Participation in the Stock Purchase Plan is available to all eligible employees. Maximum annual purchases by participants are limited to the number of whole shares that can be purchased by an amount equal to 10 percent of the participant's compensation or, if less, shares having a value of $25,000. Participants may purchase shares at a purchase price equal to 85 percent of the lesser of the fair market value of the stock on the first day or the last day of the subscription period. The Company reserved for issuance and purchases under the Stock Purchase Plan 100,000 shares of its common stock. Employees purchased the Company's shares for aggregate proceeds of $0.4 million, $0.6 million and $0.5 million in the years ended December 31, 2008, 2007 and 2006. The Company recorded $0.1 million ($0.1 million after tax) in share-based compensation under the Stock Purchase Plan during the year ended December 31, 2008.

Defined Contribution Plan

        The Company maintains savings incentive plans, which are qualified under Section 401(a) of the Internal Revenue Code. The U.S. savings incentive plan is available to all full-time employees upon hire. Eligible participants may contribute a percentage of their salary subject to a maximum of $15,500 for 2008. Beginning January 1, 2006, the Company amended the U.S. savings incentive plan. The Company matches employee contributions up to 6%, subject to IRS limitations. Any amounts over the IRS limits, are contributed to and matched by the Company into a nonqualified supplemental executive retirement plan. The Company also makes a core contribution of 6% to the qualified plan and the nonqualified supplemental executive retirement plan, regardless of whether the employee contributes to the plan. In addition, employees become fully vested after 1 year of service, as defined in the plan. Plan eligibility is immediate upon hire.

        In Bermuda the savings incentive plan is available to all full-time employees upon their first date of employment. Eligible participants may contribute a percentage of their salary subject to a maximum of $15,500 for 2008. Contributions are matched by the Company at a rate of 100% up to 6% of the participant's compensation, subject to IRS limitations. Eligible participants also receive a Company core contribution equal to 6% of the participant's compensation, subject to IRS limitations, without requiring the participant to contribute to the plan. Participants generally vest in Company contributions upon the completion of one year of service. With respect to those employees who are Bermudian or spouses of Bermudians and who must participate in the Bermuda national pension scheme plan maintained by the Company, a portion of the foregoing contributions are made to the Bermuda

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

20. Employee Benefit Plans (Continued)

national pension scheme plan. If employee or employer contributions in the Bermuda savings incentive plan are limited by the tax-qualification rules of Code section 401(a), then contributions in excess of those limits are allocated to a nonqualified plan. The Company may contribute an additional amount to eligible employees' Bermuda nonqualified plan accounts at the discretion of the Board of Directors. No such contribution was made for plan years 2008, 2007 or in 2006.

        The Company contributed approximately $2.3 million in 2008, $2.9 million in 2007 and $2.6 million in 2006 in nondiscretionary contributions under all these plans. Total discretionary expense under all these plans amounted to approximately $2.7 million in 2008, $2.3 million in 2007 and $2.4 million in 2006.

Cash-Based Compensation

Performance Retention Plan

        In February 2006, the Company established the Assured Guaranty Ltd. Performance Retention Plan which permits the grant of cash based awards to selected employees. Awards granted to participants before 2008 vest after four years of continued employment (or if earlier, on employment termination, if the participant's termination occurs as a result of death, disability, or retirement), and participants receive the designated award in a single lump sum when it vests, except that participants who vest as a result of retirement receive the bonus at the end of the four year period during which the award would have vested had the participant continued in employment. The value of the award paid is greater than the originally-designated amount only if actual company performance, as measured by an increase in the company's modified adjusted book value, improves during the four year performance period. For those participants who vest prior to the end of the four year period as a result of their termination of employment resulting from retirement, death or disability, the value of the award paid is greater than the originally-designated amount only if actual company performance, as measured by an increase in the company's modified adjusted book value, improves during the period ending on the last day of the calendar quarter prior to the date of the participant's termination of employment. Awards under the plan may be treated as nonqualified deferred compensation subject to the rules of Internal Revenue Code Section 409A, and the plan was revised to satisfy those rules for the first award granted under the Plan, which occurred in 2007.

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

        Two types of awards were granted in 2008. Under the first type, the award is divided into three installments, with 25% of the award allocated to a performance period that includes 2008 and 2009, 25% of the award allocated to a performance period that includes 2008 through 2010, and 50% of the award allocated to a performance period that includes 2008 through 2011. Each installment of an award vests if the participant remains employed through the end of the performance period for that installment (or vests on the date of the participant's death, disability, or retirement if that occurs during the performance period). Payment for each performance period is made at the end of that performance

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

20. Employee Benefit Plans (Continued)

period. One half of each installment is increased or decreased in proportion to the increase or decrease of modified adjusted book value during the performance period, and one half of each installment is increased or decreased in proportion to the increase or decrease of operating return on equity during the performance period. (However, if, during the performance period, a participant dies or becomes disabled while employed, the amount is based on performance through the quarter ending before death or disability and is paid after the occurrence of death or disability.)

        Under the second type of award granted in 2008, the entire award is allocated to a performance period that includes 2008 through 2012. The award vests if the participant remains employed through the end of the performance period (or vests on the date of the participant's death, disability, or retirement if that occurs during the performance period). Payment is made at the end of the performance period. One half of the award is increased or decreased in proportion to the increase or decrease of modified adjusted book value during the performance period, and one half of the award is increased or decreased in proportion to the increase or decrease of operating return on equity during the performance period. (However, if, during the performance period, a participant dies or becomes disabled while employed, the amount is based on performance through the quarter ending before death or disability and is paid after the occurrence of death or disability.)

        Under both types of the 2008 awards, if a payment would otherwise be subject to the $1 million limit on tax deductible compensation, no payment will be made unless performance satisfies a minimum threshold.

        Modified adjusted book value as of any date is determined by the Compensation Committee and equals:

  •
  the book value of the Company, derived by determining shareholders' equity, plus the after-tax value of the financial guaranty and mortgage guaranty net unearned premium reserves, less deferred acquisition costs, plus

  •
  the present value of estimated net future installment premiums, as reported in the Company's quarterly Financial Supplement, excluding the effects of accumulated other comprehensive income, and the effects of unrealized gains and losses on derivative financial instruments in accordance with FAS 133.

        Operating return on equity as of any date is determined by the Compensation Committee and equals:

  •
  the Company's operating income as a percentage of average shareholders' equity, excluding

  •
  accumulated other comprehensive income and after-tax unrealized gains (losses) on derivative financial instruments.

        Operating income is net income (loss) excluding after-tax realized gains (losses) on investments and after-tax unrealized gains (losses) on derivative financial instruments.

        In the event of a corporate transaction involving the Company, including, without limitation, any share dividend, share split, extraordinary cash dividend, recapitalization, reorganization, merger, amalgamation, consolidation, split-up, spin-off, sale of assets or subsidiaries, combination or exchange of shares, the Compensation Committee may adjust the calculation of the Company's modified adjusted

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

20. Employee Benefit Plans (Continued)

book value and operating return on equity as the Compensation Committee deems necessary or desirable in order to preserve the benefits or potential benefits of Performance Retention Plan awards.

        The Company recognized approximately $5.7 million ($4.5 million after tax) and $0.2 million ($0.1 million after tax) of expense for performance retention awards in 2008 and 2007, respectively. Included in 2008 amounts were $3.3 million, respectively, of accelerated expense related to retirement-eligible employees. The Company's compensation expense for 2007 was in the form of performance retention awards and the awards that were made in 2007 vest over a four year period.

21. Earnings (Loss) Per Share

        Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share adjusts basic earnings (loss) per share for the effects of restricted stock, stock options and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive.

        The following table sets forth the computation of basic and diluted earnings per share ("EPS"):

	For the Years Ended December 31,
	2008	2007	2006
	(in thousands of U.S. dollars except per share amounts)
Net income (loss)	$68,883	$(303,272)	$159,734

Basic shares	87,976	68,029	73,260
Effect of dilutive securities:
Stock awards	970	—	989

Diluted shares(1)	88,946	68,029	74,248

Basic EPS	$0.78	$(4.46)	$2.18
Diluted EPS	$0.77	$(4.46)	$2.15

    (1)
    Totals may not add due to rounding.

        Potentially dilutive securities representing approximately 2.4 million, 5.0 million and 0.8 million shares of common stock for the years ended December 31, 2008, 2007 and 2006, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been antidilutive.

22. Goodwill

        Goodwill of $94.6 million arose from ACE's acquisition of Capital Re Corporation, Assured's corporate predecessor, as of December 31, 1999 and was being amortized over a period of twenty-five years. On January 1, 2002, the Company ceased amortizing goodwill as part of its adoption of FAS 142 and now evaluates it for impairment at least annually in accordance with FAS 142. No such impairment was recognized in the years ended December 31, 2008, 2007 and 2006.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

22. Goodwill (Continued)

        The following table details goodwill by segment as of December 31, 2008 and 2007:

	As of December 31,
(in thousands of U.S. dollars)	2008	2007
Financial guaranty direct	$14,748	$14,748
Financial guaranty reinsurance	70,669	70,669
Mortgage guaranty	—	—
Other	—	—

Total	$85,417	$85,417

        The Company conducted its most recent impairment test as of December 31, 2008. Step 1 of a goodwill impairment test under FAS 142, is to compare the fair value of a reporting unit with its carrying amount, including goodwill. The market value of common stock typically serves as an indicator of fair value to assess goodwill impairment of a publicly traded company. Due to the recent and severe volatility experienced in the broader financial markets the market value of most entities as measured by quoted prices for their common stock has been severely negatively impacted during the second half of 2008. The market value of the Company's common stock in the fourth quarter of 2008 has been affected by these macro economic conditions as well and currently trades significantly below the Company's carrying value.

        The Company's Step 1 goodwill impairment test is based on determining the fair value of the Company's direct and reinsurance operations and then reconciling these fair values to the Company's consolidated fair value. The Company determined the current in-force values of our direct and reinsurance books of business on a discounted cash flow basis to assess goodwill for impairment. The inputs to our discounted cash flow model for both the direct and reinsurance lines of business were unearned premium at carrying value, future installment premiums discounted at 15%, a future expense load equal to 25% of premiums, recorded loss reserves and taxes. Management has determined that the discounted cash flows supported the Company's goodwill balances for both the direct and reinsurance lines of business as of December 31, 2008.

        The pending FSAH transaction may cause a triggering event that will cause management to reassess its goodwill amounts related to its reinsurance line of business. If management determines in a future reporting period that goodwill is impaired, the Company would recognize a non-cash impairment charge in its statement of operations and comprehensive income in an amount up to $85.4 million, the current carrying value of goodwill. This charge would not have any adverse effect on the Company's debt agreements or our overall compliance with the covenants of our debt agreements.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

23. Segment Reporting (Continued)

includes mortgage guaranty insurance and reinsurance whereby the Company provides protection against the default of borrowers on mortgage loans; and (4) other, which includes lines of business in which the Company is no longer active.

        The Company does not segregate assets and liabilities at a segment level since management reviews and controls these assets and liabilities on a consolidated basis. The Company allocates operating expenses to each segment based on a comprehensive cost study. During 2006, the Company implemented a new operating expense allocation methodology to more closely allocate expenses to the individual operating segments. This new methodology was based on a comprehensive study which was based on departmental time estimates and headcount.

        Management uses underwriting gains and losses as the primary measure of each segment's financial performance. Underwriting gain is calculated as net earned premiums plus realized gains and other settlements on credit derivatives, less the sum of loss and loss adjustment expenses (recoveries) including incurred losses on credit derivatives, profit commission expense, acquisition costs and other operating expenses that are directly related to the operations of the Company's insurance businesses. This measure excludes certain revenue and expense items, such as net investment income, realized investment gains and losses, unrealized losses on credit derivatives, other income, and interest and other expenses, that are not directly related to the underwriting performance of the Company's insurance operations, but are included in net income.

        The following table summarizes the components of underwriting gain (loss) for each reporting segment:

	Year Ended December 31, 2008
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
Gross written premiums	$484.7	$129.3	$0.7	$3.5	$618.3
Net written premiums	474.7	129.1	0.7	—	604.6
Net earned premiums	90.0	165.9	5.7	—	261.4
Realized gain and other settlements on credit derivatives	113.8	3.4	—	0.4	117.6
Loss and loss adjustment expenses (recoveries)	196.7	68.4	2.0	(1.5)	265.8
Incurred losses on credit derivatives	38.4	5.4	—	—	43.7

Total loss and loss adjustment expenses (recoveries)	235.1	73.8	2.0	(1.5)	309.5
Profit commission expense	—	1.0	0.4	—	1.3
Acquisition costs	14.0	46.6	0.5	—	61.2
Other operating expenses	61.5	19.7	2.2	—	83.5

Underwriting (loss) gain	$(106.8)	$28.1	$0.6	$1.9	$(76.4)

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

23. Segment Reporting (Continued)

	Year Ended December 31, 2007
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
Gross written premiums	$167.1	$251.0	$2.7	$3.5	$424.5
Net written premiums	154.5	250.8	2.7	—	408.0
Net earned premiums	52.8	88.9	17.5	—	159.3
Realized gain and other settlements on credit derivatives	72.7	—	—	1.3	74.0
Loss and loss adjustment expenses (recoveries)	29.2	(24.1)	0.6	—	5.8
Incurred losses on credit derivatives	3.6	—	—	—	3.6

Total loss and loss adjustment expenses (recoveries)	32.7	(24.1)	0.6	—	9.3
Profit commission expense	—	2.7	3.8	—	6.5
Acquisition costs	10.2	31.3	1.6	—	43.2
Other operating expenses	60.5	17.3	2.0	—	79.9

Underwriting gain	$22.1	$61.6	$9.4	$1.3	$94.5

	Year Ended December 31, 2006
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
Gross written premiums	$124.8	$123.9	$8.4	$4.1	$261.3
Net written premiums	124.1	123.2	8.4	—	255.8
Net earned premiums	27.8	94.4	22.7	—	144.8
Realized gain and other settlements on credit derivatives	60.4	—	—	13.5	73.9
Loss and loss adjustment expenses (recoveries)	2.6	13.1	(4.4)	—	11.3
Incurred losses (gains) on credit derivatives	(6.3)	—	—	—	(6.3)

Total loss and loss adjustment expenses (recoveries)	(3.7)	13.1	(4.4)	—	5.0
Profit commission expense	—	2.7	6.8	—	9.5
Acquisition costs	8.7	34.1	2.3	—	45.2
Other operating expenses	52.3	14.5	1.3	—	68.0

Underwriting gain	$30.8	$30.0	$16.7	$13.5	$91.0

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

23. Segment Reporting (Continued)

        The following is a reconciliation of total underwriting (loss) gain to income (loss) before provision for income taxes for the years ended:

	December 31,
	2008	2007	2006
	(in millions of U.S. dollars)
Total underwriting (loss) gain	$(76.4)	$94.5	$91.0
Net investment income	162.6	128.1	111.5
Net realized investment losses	(69.8)	(1.3)	(2.0)
Unrealized gains (losses) on credit derivatives, excluding incurred losses on credit derivatives	81.7	(666.9)	5.5
Other income	43.4	8.8	0.4
Interest expense	(23.3)	(23.5)	(13.8)
Other expense	(5.7)	(2.6)	(2.5)

Income (loss) before provision for income taxes	$112.3	$(463.0)	$190.0

        The following table provides the lines of businesses from which each of the Company's four reporting segments derive their net earned premiums:

	Years Ended December 31,
	2008	2007	2006
	(in millions of U.S. dollars)
Financial guaranty direct:
Public finance	$34.6	$13.0	$5.6
Structured finance	55.4	39.8	22.2

Total	90.0	52.8	27.8

Financial guaranty reinsurance:
Public finance	123.1	62.8	61.2
Structured finance	42.8	26.1	33.2

Total	165.9	88.9	94.4

Mortgage guaranty:
Mortgage guaranty	5.7	17.5	22.7

Total net earned premiums	$261.4	$159.3	$144.8

Net credit derivative premiums received and receivable	$118.1	$72.7	$61.9

Total net earned premiums and credit derivative premiums received and receivable	$379.5	$232.0	$206.7

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

23. Segment Reporting (Continued)

        The other segment had an underwriting gain of $1.9 million, $1.3 million and $13.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. The Company recorded net credit derivative loss recoveries of $0.4 million, $1.3 million and $13.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

        The following table summarizes the Company's gross written premiums by geographic region. Allocations have been made on the basis of location of risk.

	Years Ended December 31,
	2008		2007		2006
	(in millions of U.S. dollars)
North America	$603.8	97.7%	$356.4	84.0%	$183.3	70.2%
United Kingdom	10.1	1.6%	62.4	14.7%	67.4	25.8%
Europe	3.6	0.6%	3.7	0.9%	5.2	2.0%
Australia	0.6	0.1%	2.0	0.4%	4.1	1.6%
Other	0.2	—	—	—	1.3	0.4%

Total	$618.3	100.0%	$424.5	100.0%	$261.3	100.0%

24. Subsidiary Information

        The following tables present the condensed consolidated financial information for Assured Guaranty Ltd., Assured Guaranty US Holdings Inc., of which AGC is a subsidiary and AG Re and other subsidiaries of Assured Guaranty Ltd. as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006 (certain 2007 and 2006 amounts have been reclassified as discussed in Note 2).

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

24. Subsidiary Information (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2008
(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Assets
Total investments and cash	$188	$1,651,761	$1,991,690	$—	$3,643,639
Investment in subsidiaries	1,901,108	—	—	(1,901,108)	—
Deferred acquisition costs	—	78,987	209,629	—	288,616
Reinsurance recoverable	—	22,014	3,474	(18,960)	6,528
Goodwill	—	85,417	—	—	85,417
Credit derivative assets	—	125,082	21,877	—	146,959
Premiums receivable	—	6,659	23,559	(14,475)	15,743
Deferred tax asset	—	109,565	19,553	—	129,118
Other	29,427	383,272	49,502	(222,514)	239,687

Total assets	$1,930,723	$2,462,757	$2,319,284	$(2,157,057)	$4,555,707

Liabilities and shareholders' equity
Liabilities
Unearned premium reserves	$—	$707,957	$713,948	$(188,191)	$1,233,714
Reserves for losses and loss adjustment expenses	—	133,710	90,752	(27,664)	196,798
Profit commissions payable	—	3,971	4,613	—	8,584
Credit derivative liabilities	—	481,253	252,513	—	733,766
Senior Notes	—	197,443	—	—	197,443
Series A Enhanced Junior Subordinated Debentures	—	149,767	—	—	149,767
Other	4,501	82,024	62,982	(40,094)	109,413

Total liabilities	4,501	1,756,125	1,124,808	(255,949)	2,629,485

Total shareholders' equity	1,926,222	706,632	1,194,476	(1,901,108)	1,926,222

Total liabilities and shareholders' equity	$1,930,723	$2,462,757	$2,319,284	$(2,157,057)	$4,555,707

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

24. Subsidiary Information (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2007
(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Assets
Total investments and cash	$473	$1,370,865	$1,776,602	$—	$3,147,940
Investment in subsidiaries	1,649,599	—	—	(1,649,599)	—
Deferred acquisition costs	—	78,908	180,390	—	259,298
Reinsurance recoverable	—	20,478	3,526	(15,155)	8,849
Goodwill	—	85,417	—	—	85,417
Credit derivative assets	—	4,552	922	—	5,474
Premiums receivable	—	11,596	26,972	(10,766)	27,802
Deferred tax asset	—	131,449	16,114	—	147,563
Other	20,458	141,520	27,564	(108,951)	80,591

Total assets	$1,670,530	$1,844,785	$2,032,090	$(1,784,471)	$3,762,934

Liabilities and shareholders' equity
Liabilities
Unearned premium reserves	$—	$346,756	$624,840	$(84,425)	$887,171
Reserves for losses and loss adjustment expenses	—	70,411	70,198	(15,059)	125,550
Profit commissions payable	—	3,628	18,704	—	22,332
Credit derivative liabilities	—	478,519	144,599	—	623,118
Senior Notes	—	197,408	—	—	197,408
Series A Enhanced Junior Subordinated Debentures	—	149,738	—	—	149,738
Other	3,960	73,241	49,234	(35,388)	91,047

Total liabilities	3,960	1,319,701	907,575	(134,872)	2,096,364

Total shareholders' equity	1,666,570	525,084	1,124,515	(1,649,599)	1,666,570

Total liabilities and shareholders' equity	$1,670,530	$1,844,785	$2,032,090	$(1,784,471)	$3,762,934

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

24. Subsidiary Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2008
(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments*	Assured Guaranty Ltd. (Consolidated)
Revenues
Net written premiums	$—	$345,912	$258,644	$—	$604,556
Net earned premiums	—	91,998	169,400	—	261,398
Net investment income	543	73,576	88,438	1	162,558
Net realized investment losses	—	(14,661)	(55,148)	8	(69,801)
Change in fair value of credit derivatives
Realized gains and other settlements on credit derivatives	—	93,435	24,154	—	117,589
Unrealized gains (losses) on credit derivatives	—	126,212	(88,178)	—	38,034

Net change in fair value of credit derivatives	—	219,647	(64,024)	—	155,623
Equity in earnings of subsidiaries	85,572	—	—	(85,572)	—
Other income	—	44,358	16	(964)	43,410

Total revenues	86,115	414,918	138,682	(86,527)	553,188

Expenses
Loss and loss adjustment expenses	—	149,479	116,283	—	265,762
Acquisition costs and other operating expenses	17,232	72,085	56,761	—	146,078
Other	—	29,017	—	—	29,017

Total expenses	17,232	250,581	173,044	—	440,857

Income (loss) before provision for income taxes	68,883	164,337	(34,362)	(86,527)	112,331
Total provision for income taxes	—	42,693	752	3	43,448

Net income (loss)	$68,883	$121,644	$(35,114)	$(86,530)	$68,883

*
Due to the accounting for subsidiaries under common control, net income in the consolidating adjustment column does not equal parent company equity in earnings of subsidiaries, due to 1) recognition of income by Assured Guaranty US Holdings Inc. for dividends received from Assured Guaranty Ltd. and 2) the residual effects of the FSA agreement.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

24. Subsidiary Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2007
(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments*	Assured Guaranty Ltd. (Consolidated)
Revenues
Net premiums written	$—	$123,554	$284,416	$—	$407,970
Net premiums earned	—	58,717	100,542	—	159,259
Net investment income	2	63,611	64,482	(3)	128,092
Net realized investment (losses) gains	—	(478)	(897)	31	(1,344)
Change in fair value of credit derivatives
Realized gains and other settlements on credit derivatives	—	56,752	17,240	—	73,992
Unrealized losses on credit derivatives	—	(516,357)	(154,046)	—	(670,403)

Net change in fair value of credit derivatives	—	(459,605)	(136,806)	—	(596,411)
Equity in earnings of subsidiaries	(285,190)	—	—	285,190	—
Other income	—	9,657	1	(857)	8,801

Total revenues	(285,188)	(328,098)	27,322	284,361	(301,603)

Expenses
Loss and loss adjustment expenses (recoveries)	—	(15,375)	21,153	—	5,778
Acquisition costs and other operating expenses	18,084	64,179	47,229	—	129,492
Other	—	26,091	61	—	26,152

Total expenses	18,084	74,895	68,443	—	161,422

(Loss) income before (benefit) provision for income taxes	(303,272)	(402,993)	(41,121)	284,361	(463,025)
Total (benefit) provision for income taxes	—	(153,896)	(5,868)	11	(159,753)

Net (loss) income	$(303,272)	$(249,097)	$(35,253)	$284,350	$(303,272)

*
Due to the accounting for subsidiaries under common control, net (loss) income in the consolidating adjustment column does not equal parent company equity in earnings of subsidiaries, due to 1) recognition of income by Assured Guaranty US Holdings Inc. for dividends received from Assured Guaranty Ltd. and 2) the residual effects of the FSA agreement.

  Assured Guaranty Ltd.

  Notes to Consolidated Financial Statements (Continued)

  December 31, 2008, 2007 and 2006

  24. Subsidiary Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2006
(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments*	Assured Guaranty Ltd. (Consolidated)
Revenues
Net premiums written	$—	$79,246	$176,574	$—	$255,820
Net premiums earned	—	56,781	88,022	—	144,803
Net investment income	2	55,710	55,782	(39)	111,455
Net realized investment losses	—	(1,175)	(819)	—	(1,994)
Change in fair value of credit derivatives
Realized gains and other settlements on credit derivatives	—	45,162	28,699	—	73,861
Unrealized gains on credit derivatives	—	5,186	6,641	—	11,827

Net change in fair value of credit derivatives	—	50,348	35,340	—	85,688
Equity in earnings of subsidiaries	176,060	—	—	(176,060)	—
Other income	2	393	24	—	419

Total revenues	176,064	162,057	178,349	(176,099)	340,371

Expenses
Loss and loss adjustment expenses	—	8,143	3,180	—	11,323
Acquisition costs and other operating expenses	16,317	58,812	47,626	—	122,755
Other	13	16,304	2	—	16,319

Total expenses	16,330	83,259	50,808	—	150,397

Income before provision for income taxes	159,734	78,798	127,541	(176,099)	189,974
Total provision for income taxes	—	16,508	13,712	20	30,240

Net income	$159,734	$62,290	$113,829	$(176,119)	$159,734

*
Due to the accounting for subsidiaries under common control, net income in the consolidating adjustment column does not equal parent company equity in earnings of subsidiaries, due to the FSA agreement.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

24. Subsidiary Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2008
(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Dividends received	$31,300	$964	$—	$(32,264)	$—
Other operating activities	(9,941)	269,986	166,944	—	426,989

Net cash flows provided by (used in) operating activities	21,359	270,950	166,944	(32,264)	426,989

Cash flows from investing activities
Fixed maturity securities:
Purchases	—	(495,798)	(776,226)	—	(1,272,024)
Sales	—	207,167	324,977	—	532,144
Maturities	—	—	11,730	—	11,730
Sales (purchases) of short-term investments, net	285	(76,158)	154,408	—	78,535
Capital contribution to subsidiary	(250,000)	—	—	250,000	—

Net cash flows used in investing activities	(249,715)	(364,789)	(285,111)	250,000	(649,615)

Cash flows from financing activities
Net proceeds from common stock issuance	248,967	—	—	—	248,967
Capital contribution from parent		100,000	150,000	(250,000)	—
Dividends paid	(16,979)	—	(31,300)	32,264	(16,015)
Tax benefit from stock options exercised	—	16	—	—	16
Proceeds from employee stock purchase plan	425	—	—	—	425
Share activity under option and incentive plans	(4,057)	—	—	—	(4,057)

Net cash flows provided by (used in) financing activities	228,356	100,016	118,700	(217,736)	229,336
Effect of exchange rate changes	—	(1,639)	(814)	—	(2,453)

Increase (decrease) in cash and cash equivalents	—	4,538	(281)	—	4,257
Cash and cash equivalents at beginning of period	—	5,688	2,360	—	8,048

Cash and cash equivalents at end of period	$—	$10,226	$2,079	$—	$12,305

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

24. Subsidiary Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2007
(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Dividends received	$35,349	$857	$—	$(36,206)	$—
Other operating activities	(13,204)	113,837	285,217	—	385,850

Net cash flows provided by (used in) operating activities	22,145	114,694	285,217	(36,206)	385,850

Cash flows from investing activities
Fixed maturity securities:
Purchases	—	(373,699)	(680,892)	—	(1,054,591)
Sales	—	256,066	530,524	—	786,590
Maturities	—	6,180	18,544	—	24,724
Capital contribution to subsidiary	(304,016)	—	—	304,016	—
Sales (purchases) of short-term investments, net	1,050	(182)	(421,980)	—	(421,112)

Net cash flows (used in) provided by investing activities	(302,966)	(111,635)	(553,804)	304,016	(664,389)

Cash flows from financing activities
Proceeds from issuance of common stock	304,016	—	—	—	304,016
Capital contribution from parent	—	—	304,016	(304,016)	—
Repurchases of common stock	(9,349)	—	—	—	(9,349)
Dividends paid	(11,889)	—	(35,349)	36,206	(11,032)
Tax benefits from stock options exercised	—	183	—	—	183
Debt financing costs	—	(425)	—	—	(425)
Proceeds from employee stock purchase plan	627	—	—	—	627
Share activity under option and incentive plans	(2,584)	—	—	—	(2,584)

Net cash flows provided by (used in) financing activities	280,821	(242)	268,667	(267,810)	281,436
Effect of exchange rate changes	—	95	271	—	366

Increase in cash and cash equivalents	—	2,912	351	—	3,263
Cash and cash equivalents at beginning of year	—	2,776	2,009	—	4,785

Cash and cash equivalents at end of year	$—	$5,688	$2,360	$—	$8,048

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

24. Subsidiary Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2006
(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Dividends received	$42,563	$—	$—	$(42,563)	$—
Other operating activities	(7,759)	148,982	120,351	—	261,574

Net cash flows provided by operating activities	34,804	148,982	120,351	(42,563)	261,574

Cash flows from investing activities
Fixed maturity securities:
Purchases	—	(508,406)	(374,815)	—	(883,221)
Sales	—	341,373	315,585	—	656,958
Maturities	—	7,064	9,431	—	16,495
(Purchases) sales of short-term investments, net	(1,360)	12,172	(29,505)	—	(18,693)

Net cash flows used in investing activities	(1,360)	(147,797)	(79,304)	—	(228,461)

Cash flows from financing activities
Repurchases of common stock	(21,063)	(150,000)	—	—	(171,063)
Dividends paid	(10,458)	—	(42,563)	42,563	(10,458)
Tax benefits from stock options exercised	—	170	—	—	170
Net proceeds from issuance of Series A Enhanced Junior Subordinated Debentures	—	149,708	—	—	149,708
Debt financing costs	—	(1,500)	—	—	(1,500)
Repayment of note payable	(2,000)	—	—	—	(2,000)
Proceeds from employee stock purchase plan	501	—	—	—	501
Share activity under option and incentive plans	(424)	—	—	—	(424)

Net cash flows used in financing activities	(33,444)	(1,622)	(42,563)	42,563	(35,066)
Effect of exchange rate changes	—	290	258	—	548

Decrease in cash and cash equivalents	—	(147)	(1,258)	—	(1,405)
Cash and cash equivalents at beginning of year	—	2,923	3,267	—	6,190

Cash and cash equivalents at end of year	$—	$2,776	$2,009	$—	$4,785

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

25. Quarterly Financial Information (unaudited)

        A summary of selected quarterly statement of operations information follows (certain 2007 amounts have been reclassified as discussed in Note 2):

(in thousands, except per share data)	First	Second	Third	Fourth
2008
Gross written premiums	$175,802	$245,776	$112,815	$83,877
Net written premiums	169,692	240,669	111,487	82,708
Net earned premiums	46,833	51,685	85,516	77,364
Net investment income	36,574	40,232	43,441	42,311
Net realized investment gains (losses)	627	1,453	(20,031)	(51,850)
Net change in fair value of credit derivatives	(232,004)	740,295	(86,287)	(266,381)
Other income	8,536	9,049	7,171	18,654
Loss and loss adjustment expenses (recoveries)	55,138	38,125	82,542	89,957
(Loss) income before provision for income taxes	(242,829)	764,542	(99,538)	(309,844)
Net (loss) income	(169,209)	545,216	(63,340)	(243,784)
(Loss) earnings per share(1):
Basic	$(2.11)	$6.06	$(0.70)	$(2.68)
Diluted	$(2.11)	$5.97	$(0.70)	$(2.68)
Dividends per share	$0.045	$0.045	$0.045	$0.045

2007	First	Second	Third	Fourth
Gross written premiums	$55,167	$71,757	$68,487	$229,135
Net written premiums	51,365	68,490	60,418	227,697
Net earned premiums	37,047	37,987	38,608	45,617
Net investment income	31,482	30,860	31,846	33,904
Net realized investment (losses) gains	(279)	(1,540)	(119)	594
Net change in fair value of credit derivatives	7,864	(1,690)	(204,987)	(397,598)
Other income	—	—	370	8,431
Loss and loss adjustment expenses (recoveries)	(4,023)	(9,758)	1,990	17,569
Income (loss) before provision for income taxes	40,327	38,338	(174,131)	(367,559)
Net income (loss)	38,951	32,805	(114,958)	(260,070)
Earnings (loss) per share(1):
Basic	$0.58	$0.48	$(1.70)	$(3.77)
Diluted	$0.57	$0.47	$(1.70)	$(3.77)
Dividends per share	$0.04	$0.04	$0.04	$0.04

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

        The net change in fair value of credit derivatives in the third and fourth quarters of 2007 reflected the decline in market values of the Company's credit derivative portfolio. These losses resulted from the significant widening of credit spreads observed in the third and fourth quarters of 2007. Derivatives are discussed further in Note 4.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        Evaluation of Disclosure Controls and Procedures.    Assured Guaranty Ltd.'s management, with the participation of Assured Guaranty Ltd.'s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Assured Guaranty Ltd.'s disclosure controls and procedures (as such term is defined in Rules 13a 15(e) and 15d 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on this evaluation, Assured Guaranty Ltd.'s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Assured Guaranty Ltd.'s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by Assured Guaranty Ltd. (including its consolidated subsidiaries) in the reports that it files or submits under the Exchange Act. The Company's management report on internal control over financial reporting and PricewaterhouseCooper LLP's report of independent registered public accounting firm are included in Item 8. Financial Statements and Supplementary Data.

        There has been no change in the Company's internal controls over financial reporting during the Company's quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

ITEM 9B.    OTHER INFORMATION

NONE

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Conduct

        The Company has adopted a Code of Conduct, which sets forth standards by which all Assured Guaranty Ltd. employees, officers and directors must abide as they work for the Company. The Company has posted this Code of Conduct on its internet site (www.assuredguaranty.com, under Investor Information/Corporate Governance/Code of Conduct). The Company intends to disclose on its internet site any amendments to, or waivers from, its Code of Conduct that are required to be publicly disclosed pursuant to the rules of the SEC or the NYSE. Information pertaining to this item is incorporated by reference to the sections entitled "Proposal No. 1: Election of Directors", "Corporate Governance—Did our insiders comply with Section 16(a) beneficial ownership reporting in 2008?", "Corporate Governance—How are Directors Nominated?" and "Corporate Governance—The committees of the Board—The Audit Committee" of the definitive proxy statement for the Annual General Meeting of Shareholders, which involves the election of directors and will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

ITEM 11.    EXECUTIVE COMPENSATION

        This item is incorporated by reference to the section entitled "Executive Compensation", "Corporate Governance—Compensation Committee interlocking and insider participation" and "Corporate Governance—Director Compensation" of the definitive proxy statement for the Annual General Meeting of Shareholders, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        This item is incorporated by reference to the sections entitled "Information about our Common Share Ownership" and "Equity Compensation Plans Information" of the definitive proxy statement for the Annual General Meeting of Shareholders, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        This item is incorporated by reference to the sections entitled "Corporate Governance—What is our related person transactions approval policy and what procedures do we use to implement it?", "Corporate Governance—What related person transactions do we have?" and "Corporate Governance—Director independence" of the definitive proxy statement for the Annual General Meeting of Shareholders, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        This item is incorporated by reference to the section entitled "Proposal No. 4:Ratification of Appointment of Independent Auditors—Independent Auditor Fee Information" of the definitive proxy statement for the Annual General Meeting of Shareholders, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

  (a)
  Financial Statements, Financial Statement Schedules and Exhibits

1.    Financial Statements

        The following financial statements of Assured Guaranty Ltd. have been included in Item 8 hereof:

2.    Financial Statement Schedules

        The following financial statement schedules are filed as part of this report:

Schedule	Title
II	Condensed Financial Information of Registrant (Parent Company Only)	266
III	Supplementary Insurance Information	269
IV	Reinsurance	270
V	Valuation and Qualifying Accounts	271

        The report of the Registrant's independent registered public accounting firm with respect to the above listed financial statement schedules is included with the schedules.

        All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3.    Exhibits

Exhibit Number	Description of Document
3.1	Certificate of Incorporation and Memorandum of Association of the Registrant (Incorporated by reference to exhibit 3.1 to Form S-1 of the Company (#333-111491))
3.2	Bye-laws of the Registrant (Incorporated by reference to exhibit 3.2 to Form S-1 of the Company (#333-111491))
4.1	Specimen Common Share Certificate (Incorporated by reference to exhibit 4.1 to Form S-1 of the Company (#333-111491))
4.2	Certificate of Incorporation and Memorandum of Association of the Registrant (See exhibit 3.1)

Exhibit Number	Description of Document
4.3	Bye-laws of the Registrant (See exhibit 3.2)
4.4	Indenture, dated as of May 1, 2004, among the Company, Assured Guaranty U.S. Holdings Inc. and The Bank of New York, as trustee (Incorporated by reference to exhibit 4.1 of Form 10-Q for the quarter ended March 31, 2004)
4.5	Indenture, dated as of December 1, 2006, entered into among Assured Guaranty Ltd., Assured Guaranty U.S. Holdings Inc. and The Bank of New York, as trustee (Incorporated by reference to exhibit 4.1 to the current report on form 8-K filed on December 20, 2006)
4.6	First Supplemental Subordinated Indenture, dated as of December 20, 2006, entered into among Assured Guaranty Ltd., Assured Guaranty U.S. Holdings Inc. and The Bank of New York, as trustee (Incorporated by reference to exhibit 4.2 to the current report on form 8-K filed on December 20, 2006)
4.7	Replacement Capital Covenant, dated as of December 20, 2006, between Assured Guaranty U.S. Holdings Inc. and Assured Guaranty Ltd., in favor of and for the benefit of each Covered Debtholder (as defined therein) (Incorporated by reference to exhibit 4.1 to the current report on form 8-K filed on December 20, 2006)
10.1	Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to exhibit 10.6 of Form 10-Q for the quarter ended June 30, 2004)*
10.2	Master Separation Agreement dated April 27, 2004, among the Company, ACE Limited, ACE Financial Services Inc. and ACE Bermuda Insurance Ltd. (Incorporated by reference to exhibit 10.7 to Form S-1 of the Company (#333-111491))
10.3	Transition Services Agreement, dated April 27, 2004, between the Company and ACE Limited (Incorporated by reference to exhibit 10.8 to Form S-1 of the Company (#333-111491))
10.4	Registration Rights Agreement, dated April 27, 2004, among the Company, ACE Limited and ACE Bermuda Insurance Ltd. (Incorporated by reference to exhibit 10.9 to Form S-1 of the Company (#333-111491))
10.5	Tax Allocation Agreement, dated April 27, 2004, among the Company, ACE Financial Services Inc., ACE Prime Holdings, Inc., Assured Guaranty US Holdings Inc., Assured Guaranty Corp., AGR Financial Products Inc. and ACE Risk Assurance Company (Incorporated by reference to exhibit 10.11 to Form S-1 of the Company (#333-111491))
10.6	Credit Agreement with Deutsche Bank AG, as Agent, as amended (Incorporated by reference to exhibit 10.21 to Form S-1 of the Company (#333-111491))
10.7	Retrocession Agreement between Assured Guaranty Re Overseas Ltd. and ACE American Insurance Company (Incorporated by reference to exhibit 10.29 to Form S-1 of the Company (#333-111491))
10.8	Guaranty by Assured Guaranty Re International Ltd. in favor of Assured Guaranty Re Overseas Ltd. (Incorporated by reference to exhibit 10.31 to Form S-1 of the Company (#333-111491))
10.9	Guaranty by Assured Guaranty Re Overseas Ltd. in favor of Assured Guaranty Mortgage Insurance Company (Incorporated by reference to exhibit 10.32 to Form S-1 of the Company (#333-111491))
10.10	Retrocessional Memorandum between ACE Bermuda Insurance Ltd. and Assured Guaranty Re International Ltd. (Incorporated by reference to exhibit 10.34 to Form S-1 of the Company (#333-111491))

Exhibit Number	Description of Document
10.11	Quota Share Reinsurance Agreement between Assured Guaranty Re Overseas Ltd. and JCJ Insurance Company (Incorporated by reference to exhibit 10.35 to Form S-1 of the Company (#333-111491))
10.12	Quota Share Retrocession Agreement between Assured Guaranty Re Overseas Ltd. and ACE INA Overseas Insurance Company Ltd. (Incorporated by reference to exhibit 10.37 to Form S-1 of the Company (#333-111491))
10.13	Quota Share Retrocession Agreement between Assured Guaranty Re Overseas Ltd. and ACE American Insurance Company (Incorporated by reference to exhibit 10.38 to Form S-1 of the Company (#333-111491))
10.14	Assignment and Indemnification Agreement between Assured Guaranty Re Overseas Ltd. and ACE INA Overseas Insurance Company Ltd. (Incorporated by reference to exhibit 10.41 to Form S-1 of the Company (#333-111491))
10.15	UK Title Quota Share Reinsurance Agreement between ACE European Markets Insurance Ltd. and Assured Guaranty Re International Ltd. (Incorporated by reference to exhibit 10.45 to Form S-1 of the Company (#333-111491))
10.16	Aggregate Loss Portfolio Reinsurance Agreement between Commercial Guaranty Assurance, Ltd. and Assured Guaranty Re Overseas Ltd. (Incorporated by reference to exhibit 10.49 to Form S-1 of the Company (#333-111491))
10.17	Quota Share Retrocession Agreement, dated April 28, 2004, between Assured Guaranty Re Overseas Ltd. and ACE Tempest Re USA, Inc. for and on behalf of ACE American Insurance Company (Incorporated by reference to exhibit 10.13 of Form 10-Q for the quarter ended June 30, 2004)
10.18	Quota Share Retrocession Agreement, dated April 28, 2004, between Assured Guaranty Corp. and ACE Tempest Re USA, Inc. for and on behalf of ACE American Insurance Company (Incorporated by reference to exhibit 10.14 of Form 10-Q for the quarter ended June 30, 2004)
10.19	Quota Share Retrocession Agreement, dated April 28, 2004, between Assured Guaranty Re Overseas Ltd. and ACE INA Overseas Insurance Company Ltd. (Incorporated by reference to exhibit 10.15 of Form 10-Q for the quarter ended June 30, 2004)
10.20	Commutation and Release Agreement, dated April 28, 2004, between Westchester Fire Insurance Company and Assured Guaranty Re Overseas Ltd. (Incorporated by reference to exhibit 10.16 of Form 10-Q for the quarter ended June 30, 2004)
10.21	Assignment and Termination Agreement, dated April 28, 2004, among Assured Guaranty Re International Ltd., ACE Bermuda Insurance Ltd. and ACE Capital Title Reinsurance Company (Incorporated by reference to exhibit 10.18 of Form 10-Q for the quarter ended June 30, 2004)
10.22	Assignment Agreement, dated April 28, 2004, among Assured Guaranty Re Overseas Ltd., ACE European Markets Insurance Limited and ACE Bermuda Insurance Ltd. (Incorporated by reference to exhibit 10.19 of Form 10-Q for the quarter ended June 30, 2004)
10.23	Assignment Agreement, dated April 15, 2004, among Assured Guaranty Re Overseas Ltd., ACE Bermuda Insurance Ltd. and ACE Capital Title Reinsurance Company (Incorporated by reference to exhibit 10.20 of Form 10-Q for the quarter ended June 30, 2004)
10.24	Summary of Annual Compensation*

Exhibit Number	Description of Document
10.25	Non-Qualified Stock Option Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to exhibit 10.34 of Form 10-K for the year ended December 31, 2005) *
10.26	Non-Qualified Stock Option Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to exhibit 10.35 of Form 10-K for the year ended December 31, 2005) *
10.27	Restricted Stock Agreement for Outside Directors under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2006)*
10.28	Restricted Stock Unit Agreement for Outside Directors under Assured Guaranty Ltd. 2004 Long Term Incentive Plan (Incorporated by reference to exhibit 10.37 of Form 10-K for the year ended December 31, 2005)*
10.29	Restricted Stock Agreement under Assured Guaranty Ltd. 2004 Long Term Incentive Plan(Incorporated by reference to exhibit 10.38 of Form 10-K for the year ended December 31, 2005)*
10.30	Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long Term Incentive Plan(Incorporated by reference to exhibit 10.39 of Form 10-K for the year ended December 31, 2005)*
10.31	Assured Guaranty Ltd. Employee Stock Purchase Plan (Incorporated by reference to exhibit 10.40 of Form 10-K for the year ended December 31, 2004)*
10.32	Form of Indemnification Agreement between the Company and its executive officers and directors(Incorporated by reference to exhibit 10.42 of Form 10-K for the year ended December 31, 2005)
10.33	Put Agreement between Assured Guaranty Corp. and Woodbourne Capital Trust [I][II][III][IV] (Incorporated by reference to exhibit 10.6 of Form 10-Q for the quarter ended March 31, 2005)
10.34	Custodial Trust Expense Reimbursement Agreement (Incorporated by reference to exhibit 10.7 of Form 10-Q for the quarter ended March 31, 2005)
10.35	Assured Guaranty Corp. Articles Supplementary Classifying and Designating Series of Preferred Stock as Series A Perpetual Preferred Stock, Series B Perpetual Preferred Stock, Series C Perpetual Preferred Stock, Series D Perpetual Preferred Stock (Incorporated by reference to exhibit 10.8 of Form 10-Q for the quarter ended March 31, 2005)
10.36	Assured Guaranty Corp. Supplemental Executive Retirement Plan Highlights Booklet 2006 Plan Year (Incorporated by reference to exhibit 10.1 of Form 8-K filed on December 28, 2005)*
10.37	Assured Guaranty Ltd. Supplemental Employee Retirement Plan, as amended through the second amendment (Incorporated by reference to exhibit 10.2 of Form 8-K filed on December 28, 2005)*
10.38	Assured Guaranty Ltd. Performance Retention Plan (As Amended and Restated as of February 14, 2008 for Awards Granted during 2007) (Incorporated by reference to Exhibit 10.50 of Form 10-K for the year ended December 31, 2007)*
10.39	Five Year Cliff Vest Restricted Stock Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to exhibit 10.1 of Form 10-Q for the quarter ended March 31, 2006)*

Exhibit Number	Description of Document
10.40	Employment agreement dated as of October 5, 2006, between Assured Guaranty Ltd., Assured Guaranty Corp. and Robert Bailenson (Incorporated by reference to exhibit 10.1 of Form 10-Q for the quarter ended
September 30, 2006)*
10.41	Share Purchase Agreement, dated December 7, 2006, between Assured Guaranty US Holdings Inc. and ACE Bermuda Insurance Ltd. (Incorporated by reference to exhibit 99.1 of Form 8-K filed on December 13, 2006)
10.42	$300,000,000 Revolving Credit Facility Credit Agreement (Incorporated by reference to exhibit 99.1 of Form 8-K filed on November 9, 2006)
10.43	Assured Guaranty Corp. Supplemental Executive Retirement Plan—Amendment No. 1(Incorporated by reference to exhibit 10.2 of Form 10-Q for the quarter ended March 31, 2007)*
10.44	Restricted Stock Unit Agreement for Outside Directors under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2007)*
10.45	$200.0 million soft-capital credit facility (Incorporated by reference to exhibit 10.2 of Form 10-Q for the quarter ended June 30, 2007)
10.46	Assured Guaranty Ltd. Performance Retention Plan (As Amended and Restated as of February 14, 2008) (Incorporated by reference to Exhibit 10.58 of Form 10-K for the year ended December 31, 2007)*
10.47	Terms of Performance Retention Award Five Year Cliff Vest Granted on February 14, 2008 (Incorporated by reference to Exhibit 10.59 of Form 10-K for the year ended December 31, 2007)*
10.48	Form of Award Letter for Performance Retention Award Five Year Cliff Vest Granted on February 14, 2008 (Incorporated by reference to Exhibit 10.60 of Form 10-K for the year ended December 31, 2007)*
10.49	Terms of Performance Retention Award Four Year Installment Vesting Granted on February 14, 2008 (Incorporated by reference to Exhibit 10.61 of Form 10-K for the year ended December 31, 2007) *
10.50	Form of Award Letter for Performance Retention Award Four Year Installment Vesting Granted on February 14, 2008 (Incorporated by reference to Exhibit 10.62 of Form 10-K for the year ended December 31, 2007)*
10.51	2007 Restricted Stock Agreement for Outside Directors under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.63 of Form 10-K for the year ended December 31, 2007)*
10.52	Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan to be used with employment agreement (Incorporated by reference to Exhibit 10.64 of Form 10-K for the year ended December 31, 2007)*
10.53	Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.65 of Form 10-K for the year ended December 31, 2007)*
10.54	Non-Qualified Stock Option Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan to be used with employment agreement (Incorporated by reference to Exhibit 10.66 of Form 10-K for the year ended December 31, 2007)*

Exhibit Number	Description of Document
10.55	Non-Qualified Stock Option Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.67 of Form 10-K for the year ended December 31, 2007) *
10.56	Investment Agreement dated as of February 28, 2008 between Assured Guaranty Ltd. and WLR Recovery Fund IV, L.P. (Incorporated by reference to Exhibit 10.68 of Form 10-K for the year ended December 31, 2007)
10.57	Director Compensation Summary (Incorporated by reference to exhibit 10.1 of Form 10-Q for the quarter ended March 31, 2008)*
10.58	Restricted Stock Unit Agreement for Outside Directors under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2008)*
10.59	Restricted Stock Agreement for Outside Directors under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to exhibit 10.2 of Form 10-Q for the quarter ended June 30, 2008)*
10.60	Form of amendment to Restricted Stock Unit Awards for Outside Directors (Incorporated by reference to exhibit 10.3 of Form 10-Q for the quarter ended June 30, 2008)*
10.61	Assured Guaranty Ltd. 2004 Long-Term Incentive Plan, as amended August 5, 2008 (Incorporated by reference to exhibit 10.4 of Form 10-Q for the quarter ended June 30, 2008)*
10.62	Assured Guaranty Ltd. Supplemental Employee Retirement Plan, as Amended and Restated Effective January 1, 2009*
10.63	Assured Guaranty Corp. Supplemental Employee Retirement Plan, as Amended and Restated Effective January 1, 2009*
10.64	Employment Agreement between Dominic J. Frederico and the Registrant*
10.65	Employment Agreement between Michael J. Schozer and the Registrant*
10.66	Employment Agreement between Robert B. Mills and the Registrant*
10.67	Employment Agreement between James M. Michener and the Registrant*
10.68	Employment Agreement between Robert A. Bailenson and the Registrant*
10.69	Assured Guaranty Ltd. Executive Officer Recoupment Policy*
10.70	Form of Acknowledgement of Assured Guaranty Ltd. Executive Officer Recoupment Policy*
10.71	Non-Qualified Stock Option Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan to be used with employment agreement*
10.72	Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan to be used with employment agreement*
10.73	Terms of Performance Retention Award Four Year Installment Vesting Granted on February 5, 2009*
10.74	Approval dated September 16, 2008 pursuant to Investment Agreement dated as of February 28, 2008 with WLR Recovery Fund IV, L.P. Pursuant to the Investment Agreement, WLR Recovery Fund IV, L.P. and other funds affiliated with WL Ross & Co. LLC (Incorporated by reference to exhibit 99.1 of current report on Form 8-K filed on September 19, 2008)

Exhibit Number	Description of Document
10.75	Purchase Agreement among Dexia Holdings Inc., Dexia Credit Local S.A. and the Company dated as of November 14, 2008 (Incorporated by reference to exhibit 99.1 of current report on Form 8-K filed on November 17, 2008)
10.76	Amendment to Investment Agreement dated as of November 13, 2008 between the Company and WLR Recovery Fund IV, L.P. (Incorporated by reference to exhibit 99.1 of current report on Form 8-K filed on November 17, 2008)
14.1	Code of Conduct (Incorporated by reference to exhibit 14.1 of Form 10-K for the year ended December 31, 2004)
21.1	Subsidiaries of the registrant
23.1	Accountants Consent
31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Assured Guaranty Corp. 2008 Consolidated Financial Statements

*
Management contract or compensatory plan

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSURED GUARANTY LTD.
By:	/s/ DOMINIC J. FREDERICO Name: Dominic J. Frederico Title: President and Chief Executive Officer

Date: February 25, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ WALTER A. SCOTT Walter A. Scott	Chairman of the Board; Director	February 25, 2009
/s/ DOMINIC J. FREDERICO Dominic J. Frederico	President and Chief Executive Officer; Director	February 25, 2009
/s/ ROBERT B. MILLS Robert B. Mills	Chief Financial Officer (Principal Financial and Duly Authorized Officer)	February 25, 2009
/s/ NEIL BARON Neil Baron	Director	February 25, 2009
/s/ G. LAWRENCE BUHL G. Lawrence Buhl	Director	February 25, 2009
/s/ STEPHEN A. COZEN Stephen A. Cozen	Director	February 25, 2009
/s/ FRANCISCO L. BORGES Francisco L. Borges	Director	February 25, 2009

Name	Position	Date

/s/ PATRICK W. KENNY Patrick W. Kenny	Director	February 25, 2009
/s/ DONALD H. LAYTON Donald H. Layton	Director	February 25, 2009
/s/ ROBIN MONRO-DAVIES Robin Monro-Davies	Director	February 25, 2009
/s/ MICHAEL O'KANE Michael O'Kane	Director	February 25, 2009
/s/ WILBUR L. ROSS, JR. Wilbur L. Ross, Jr.	Director	February 25, 2009

Report of Independent Registered Public Accounting Firm
on
Financial Statement Schedules

To the Board of Directors
of Assured Guaranty Ltd.:

        Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 25, 2009 appearing in the 2008 Annual Report to Shareholders of Assured Guaranty Ltd. also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
New York, New York
February 25, 2009

Schedule II

Assured Guaranty Ltd. (Parent Company)
Condensed Balance Sheets
(in thousands of U.S. dollars)

	As of December 31,
	2008	2007
Assets
Investments in subsidiaries and affiliates on equity basis	$1,901,108	$1,649,599
Short-term investments, at cost which approximates fair value	188	473
Other assets	29,427	20,458

Total assets	$1,930,723	$1,670,530

Liabilities and shareholders' equity
Liabilities
Other liabilities	$4,501	$3,960

Total liabilities	4,501	3,960

Shareholders' equity
Common stock	967	856
Additional paid-in capital	1,284,313	1,023,829
Retained earnings	638,055	585,256
Accumulated other comprehensive income	2,887	56,629

Total shareholders' equity	1,926,222	1,666,570

Total liabilities and shareholders' equity	$1,930,723	$1,670,530

 Schedule II

Assured Guaranty Ltd. (Parent Company)
Condensed Statements of Operations
For the years ended December 31, 2008, 2007 and 2006
(in thousands of U.S. dollars)

	2008	2007	2006
Revenues
Equity in earnings of subsidiaries	$85,572	$(285,190)	$176,060
Net investment income	543	2	2
Other income	—	—	2

Total revenues	86,115	(285,188)	176,064

Expenses
Other operating expenses	17,232	18,084	16,317
Interest expense	—	—	13

Total expenses	17,232	18,084	16,330

Income (loss) before provision for income taxes	68,883	(303,272)	159,734
Total provision for income taxes	—	—	—

Net income (loss)	$68,883	$(303,272)	$159,734

Schedule II

Assured Guaranty Ltd. (Parent Company)
Condensed Statements of Cash Flows
For the years ended December 31, 2008, 2007 and 2006
(in thousands of U.S. dollars)

	2008	2007	2006
Dividends received from Assured Guaranty Re Ltd.	$31,300	$35,349	$42,563
Other operating activities	(9,941)	(13,204)	(7,759)

Net cash flows provided by operating activities	21,359	22,145	34,804

Cash flows from investing activities
Capital contribution to Assured Guaranty Re Ltd.	(150,000)	(304,016)	—
Capital contribution to Assured Guaranty US Holdings Inc.	(100,000)	—	—
Sales (purchases) of short-term investments, net	285	1,050	(1,360)

Net cash flows used in investing activities	(249,715)	(302,966)	(1,360)

Financing activities
Net proceeds from issuance of common shares	248,967	304,016	—
Repurchases of common stock	—	(9,349)	(21,063)
Dividends paid(1)	(16,979)	(11,889)	(10,458)
Repayment of note payable	—	—	(2,000)
Proceeds from employee stock purchase plan	425	627	501
Share activity under option and incentive plans	(4,057)	(2,584)	(424)

Net cash flows provided by (used in) financing activities	228,356	280,821	(33,444)
Cash and cash equivalents at beginning of period	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—

(1)
2008 and 2007 include dividends of $964 thousand and $857 thousand, respectively, paid to Assured Guaranty US Holdings Inc.

Schedule III

Supplementary Insurance Information
(in millions of U.S. dollars)(1)(2)

	DAC	UPR	Loss Reserves	Premiums Written	Premiums Earned	Loss and Loss Adjustment Expenses (Recoveries)	Net Investment Income	Acquisition Costs	Other Operating Expenses(3)
	As of December 31, 2008			For the Year Ended December 31, 2008
Financial guaranty direct	$95.7	$626.7	$91.8	$484.7	$90.0	$196.7	$66.2	$14.0	$61.5
Financial guaranty reinsurance	192.4	591.1	97.9	129.3	165.9	68.4	93.6	46.6	19.7
Mortgage guaranty	0.5	15.8	2.6	0.7	5.7	2.0	2.8	0.5	2.2
Other	—	0.1	4.5	3.5	—	(1.5)	—	—	—

Total	$288.6	$1,233.7	$196.8	$618.3	$261.4	$265.8	$162.6	$61.2	$83.5

	As of December 31, 2007			For the Year Ended December 31, 2007
Financial guaranty direct	$35.2	$237.4	$33.5	$167.1	$52.8	$29.2	$29.7	$10.2	$60.5
Financial guaranty reinsurance	223.1	628.9	80.3	251.0	88.9	(24.1)	93.9	31.3	17.3
Mortgage guaranty	1.0	20.7	2.9	2.7	17.5	0.6	4.5	1.6	2.0
Other	—	0.2	8.8	3.5	—	—	—	—	—

Total	$259.3	$887.2	$125.6	$424.5	$159.3	$5.8	$128.1	$43.2	$79.9

	As of December 31, 2006			For the Year Ended December 31, 2006
Financial guaranty direct	$34.3	$126.6	$4.6	$124.8	$27.8	$2.6	$13.4	$8.7	$52.3
Financial guaranty reinsurance	179.3	468.2	94.8	123.9	94.4	13.1	90.1	34.1	14.5
Mortgage guaranty	3.3	35.6	2.3	8.4	22.7	(4.4)	8.0	2.3	1.3
Other	0.1	0.6	14.2	4.1	—	—	—	—	—

Total	$217.0	$631.0	$115.9	$261.3	$144.8	$11.3	$111.5	$45.2	$68.0

(1)
Certain 2007 and 2006 amounts have been reclassified to conform to the current year presentation.

(2)
Some amounts may not add due to rounding.

(3)
During 2006, the Company implemented a new operating expense allocation methodology to more closely allocate expenses to the individual operating segments. This new methodology was based on a comprehensive study which was based on departmental time estimates and headcount.

Schedule IV

Reinsurance
Net Earned Premiums
(in millions of U.S. dollars)(1)(2)

	For the Year Ended December 31, 2008
Type of Business:	Direct	Ceded	Assumed	Net	Percentage of assumed to net
Financial guaranty	$93.4	$4.7	$167.1	$255.8	65.3%
Mortgage guaranty	—	—	5.6	5.6	100.0%
Other	—	3.6	3.6	—	NM

Total	$93.4	$8.3	$176.3	$261.4	67.45

	For the Year Ended December 31, 2007
Financial guaranty	$55.0	$3.5	$90.3	$141.8	63.7%
Mortgage guaranty	—	—	17.5	17.5	100.0%
Other	—	4.1	4.1	—	NM

Total	$55.0	$7.6	$111.9	$159.3	70.2%

	For the Year Ended December 31, 2006
Financial guaranty	$28.5	$1.5	$95.2	$122.2	77.9%
Mortgage guaranty	—	2.3	24.9	22.7	109.7%
Other	—	6.6	6.6	—	NM

Total	$28.5	$10.4	$126.7	$144.8	87.5%

(1)
Certain 2007 and 2006 amounts have been reclassified to conform to the current year presentation.

(2)
Some amounts may not add due to rounding.

NM = Not meaningful

Schedule V

Valuation and Qualifying Accounts
(in millions of U.S. dollars)

        Valuation and qualifying accounts for the years ended December 31, 2008, 2007 and 2006 are as follows:

		Balance at beginning of year	Charged to Expense/Deduction	Balance at end of year
2008	Tax valuation allowance	$7.0	$—	$7.0
	Allowance for Uncollectible Reinsurance	—	—	—

	Total	$7.0	$—	$7.0

2007	Tax valuation allowance	$7.0	$—	$7.0
	Allowance for Uncollectible Reinsurance	—	—	—

	Total	$7.0	$—	$7.0

2006	Tax valuation allowance	$7.0	$—	$7.0
	Allowance for Uncollectible Reinsurance	—	—	—

	Total	$7.0	$—	$7.0