Form 10-Q
period 2009-03-31
ASSURED GUARANTY LTD
filed 2009-05-11
CIK 1273813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES    ☒    NO   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES    ☐    NO   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of registrant’s Common Shares ($0.01 par value) outstanding as of May 1, 2009 was 90,990,867.

ASSURED GUARANTY LTD.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Assured Guaranty Ltd.
Consolidated Balance Sheets
(in thousands of U.S. dollars except per share and share amounts)

(Unaudited)

	March 31,	December 31,
	2009	2008

Assets
Fixed maturity securities, at fair value (amortized cost: $3,172,426 in 2009 and $3,162,308 in 2008)	$3,176,178	$3,154,137
Short-term investments, at cost which approximates fair value	616,834	477,197

Total investments	3,793,012	3,631,334
Cash and cash equivalents	19,328	12,305
Accrued investment income	34,310	32,846
Deferred acquisition costs	382,525	288,616
Prepaid reinsurance premiums	23,655	18,856
Reinsurance recoverable on ceded losses	7,763	6,528
Premiums receivable	748,414	15,743
Goodwill	85,417	85,417
Credit derivative assets	149,798	146,959
Deferred tax asset	117,560	129,118
Current income taxes receivable	—	21,427
Salvage recoverable	120,515	80,207
Committed capital securities, at fair value	70,728	51,062
Other assets	35,303	35,289

Total assets	$5,588,328	$4,555,707

Liabilities and shareholders’ equity
Liabilities
Unearned premium reserves	$2,153,312	$1,233,714
Reserves for losses and loss adjustment expenses	222,555	196,798
Profit commissions payable	7,751	8,584
Reinsurance balances payable	22,673	17,957
Current income taxes payable	4,578	—
Funds held by Company under reinsurance contracts	30,962	30,683
Credit derivative liabilities	706,768	733,766
Senior Notes	197,452	197,443
Series A Enhanced Junior Subordinated Debentures	149,774	149,767
Other liabilities	66,910	60,773

Total liabilities	3,562,735	2,629,485

Commitments and contingencies
Shareholders’ equity
Common stock ($0.01 par value, 500,000,000 shares authorized; 90,122,385 and 90,955,703 shares issued and outstanding in 2009 and 2008)	901	910
Additional paid-in capital	1,284,093	1,284,370
Retained earnings	738,831	638,055
Accumulated other comprehensive income	1,768	2,887

Total shareholders’ equity	2,025,593	1,926,222

Total liabilities and shareholders’ equity	$5,588,328	$4,555,707

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Consolidated Statements of Operations and Comprehensive Income
(in thousands of U.S. dollars except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2009	2008

Revenues

Net earned premiums	$148,446	$46,833
Net investment income	43,601	36,574
Net realized investment (losses) gains	(17,110)	627
Change in fair value of credit derivatives
Realized gains and other settlements on credit derivatives	20,579	27,617
Unrealized gains (losses) on credit derivatives	26,982	(259,621)
Net change in fair value of credit derivatives	47,561	(232,004)
Other income	20,568	8,536

Total revenues	243,066	(139,434)

Expenses
Loss and loss adjustment expenses	79,754	55,138
Profit commission expense	255	1,180
Acquisition costs	23,421	11,883
Other operating expenses	32,318	28,638
Interest expense	5,821	5,821
Other expense	1,400	735

Total expenses	142,969	103,395

Income (loss) before provision (benefit) for income taxes	100,097	(242,829)
Provision (benefit) for income taxes
Current	11,575	10,113
Deferred	3,033	(83,733)

Total provision (benefit) for income taxes	14,608	(73,620)

Net income (loss)	85,489	(169,209)
Other comprehensive loss, net of taxes
Unrealized holding losses on fixed maturity securities arising during the period	(9,702)	(4,897)
Reclassification adjustment for realized losses (gains) included in net income (loss)	17,075	(394)

Change in net unrealized gains on fixed maturity securities	7,373	(5,291)
Change in cumulative translation adjustment	(8,387)	357
Change in cash flow hedge	(105)	(105)
Other comprehensive loss, net of taxes	(1,119)	(5,039)

Comprehensive income (loss)	$84,370	$(174,248)

Earnings per share(1):
Basic	$0.94	$(2.09)
Diluted	$0.93	$(2.09)

Dividends per share	$0.045	$0.045

(1) Effective January 1, 2009, the Company adopted FSP EITF  03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” See Note 12 for more information.

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Consolidated Statements of Shareholders’ Equity
For the Three Months Ended March 31, 2009
(in thousands of U.S. dollars except per share amounts)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, December 31, 2008	$910	$1,284,370	$638,055	$2,887	$1,926,222
Cumulative effect of accounting change - Adoption of FAS 163 effective January 1, 2009	—	—	19,443	—	19,443
Net income	—	—	85,489	—	85,489
Dividends ($0.045 per share)	—	—	(4,122)	—	(4,122)
Dividends on restricted stock units	—	34	(34)	—	—
Common stock repurchases	(10)	(3,666)	—	—	(3,676)
Shares cancelled to pay withholding taxes	(1)	(941)	—	—	(942)
Share-based compensation and other	2	4,296	—	—	4,298
Change in cash flow hedge, net of tax of $(56)	—	—	—	(105)	(105)
Change in cumulative translation adjustment	—	—	—	(8,387)	(8,387)
Unrealized gain on fixed maturity securities, net of tax of $4,550	—	—	—	7,373	7,373

Balance, March 31, 2009	$901	$1,284,093	$738,831	$1,768	$2,025,593

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Consolidated Statements of Cash Flows
(in thousands of U.S. dollars)

(Unaudited)

	Three Months Ended March 31,
	2009	2008

Operating activities
Net income (loss)	$85,489	$(169,209)
Adjustments to reconcile net income to net cash flows provided by operating activities:
Non-cash interest and operating expenses	4,795	7,612
Net amortization of (discount) premium on fixed maturity securities	(1,819)	1,178
Accretion of discount on premium receivable	(5,287)	—
Provision (benefit) for deferred income taxes	3,033	(83,733)
Net realized investment losses (gains)	17,110	(627)
Unrealized (gains) losses on credit derivatives	(26,982)	259,621
Fair value gain on committed capital securities	(19,666)	(8,512)
Change in deferred acquisition costs	7,927	(13,376)
Change in accrued investment income	(1,464)	(2,383)
Change in premiums receivable	(5,946)	3,912
Change in prepaid reinsurance premiums	1,826	(4,003)
Change in unearned premium reserves	91,945	126,989
Change in reserves for losses and loss adjustment expenses, net	13,870	32,108
Change in profit commissions payable	(833)	(10,963)
Change in funds held by Company under reinsurance contracts	279	3,599
Change in current income taxes receivable	26,005	9,670
Other changes in credit derivative assets and liabilities, net	(2,856)	4,372
Other	(20,409)	(7,210)

Net cash flows provided by operating activities	167,017	149,045

Investing activities
Fixed maturity securities:
Purchases	(289,219)	(326,204)
Sales	274,260	118,392
Maturities	3,500	3,250
(Purchases) sales of short-term investments, net	(139,622)	62,142

Net cash flows used in investing activities	(151,081)	(142,420)

Financing activities
Dividends paid	(4,122)	(3,647)
Repurchases of common stock	(3,676)	—
Share activity under option and incentive plans	(942)	(2,262)
Equity offering costs	—	(429)

Net cash flows used in financing activities	(8,740)	(6,338)
Effect of exchange rate changes	(173)	43

Increase in cash and cash equivalents	7,023	330
Cash and cash equivalents at beginning of period	12,305	8,048

Cash and cash equivalents at end of period	$19,328	$8,378

Supplementary cash flow information
Cash (received)/paid during the period for:
Income taxes	$(14,514)	$500
Interest	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements

March 31, 2009

(Unaudited)

1. Business and Organization

Assured Guaranty Ltd. (the “Company”) is a Bermuda-based holding company which provides, through its operating subsidiaries, credit enhancement products to the public finance, structured finance and mortgage markets. Credit enhancement products are financial guarantees or other types of support, including credit derivatives, that improve the credit of underlying debt obligations. The Company issues policies in both financial guaranty and credit derivative form. Assured Guaranty Ltd. applies its credit expertise, risk management skills and capital markets experience to develop insurance, reinsurance and derivative products that meet the credit enhancement needs of its customers. Under a reinsurance agreement, the reinsurer, in consideration of a premium paid to it, agrees to indemnify another insurer, called the ceding company, for part or all of the liability of the ceding company under one or more insurance policies that the ceding company has issued. A derivative is a financial instrument whose characteristics and value depend upon the characteristics and value of an underlying security. Assured Guaranty Ltd. markets its products directly to and through financial institutions, serving the U.S. and international markets. Assured Guaranty Ltd.’s financial results include four principal business segments: financial guaranty direct, financial guaranty reinsurance, mortgage guaranty and other. These segments are further discussed in Note 14.

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

The Company has participated in several lines of business that are reflected in its historical financial statements but that the Company exited in connection with its 2004 initial public offering (“IPO”). The results from these lines of business make up the Company’s Other segment discussed in Note 14.

The Company’s subsidiaries have been assigned the following insurance financial strength ratings as of the date of this filing. These ratings are subject to continuous review.

	Moody’s	S&P	Fitch
Assured Guaranty Corp.	Aa2(Excellent)	AAA(Extremely Strong)	AA(Very Strong)
Assured Guaranty Re Ltd.	Aa3(Excellent)	AA(Very Strong)	AA-(Very Strong)
Assured Guaranty Re Overseas Ltd.	Aa3(Excellent)	AA(Very Strong)	AA-(Very Strong)
Assured Guaranty Mortgage Insurance Company	Aa3(Excellent)	AA(Very Strong)	AA-(Very Strong)
Assured Guaranty (UK) Ltd	Aa2(Excellent)	AAA(Extremely Strong)	AA(Very Strong)

On May 4, 2009, Fitch Ratings Inc. (“Fitch”) downgraded the debt and insurer financial strength ratings of Assured Guaranty Ltd. and its subsidiaries. Fitch’s insurer financial strength ratings for Assured Guaranty Corp. and Assured Guaranty (UK) Ltd., the Company’s principal financial guaranty direct subsidiaries, are now AA (rating watch evolving), down from AAA (stable) while the insurer financial strength ratings for Assured Guaranty Re Ltd. (“AG Re”), the Company’s principal financial guaranty reinsurance company, are rated AA- (rating watch evolving), down from AA (stable). Fitch’s ratings on Assured Guaranty Ltd.’s $200 million of 7.0% senior notes due 2034 are now A, down from A+ and their ratings on Assured Guaranty Ltd’s $150 million series A enhanced junior subordinated debentures are now rated A-, down from A.

Acquisition of Financial Security Assurance Holdings Ltd.

On November 14, 2008, Assured Guaranty Ltd. announced that it had entered into a definitive agreement (“the Purchase Agreement”) with Dexia Holdings, Inc. (“Dexia”) to purchase Financial Security Assurance Holdings Ltd. (“FSAH”) and, indirectly, all of its subsidiaries, including the financial guaranty insurance company, Financial Security Assurance, Inc. The definitive agreement provides that the Company will be indemnified against exposure to FSAH’s Financial Products segment, which includes its guaranteed investment contract business. Pursuant to the Purchase Agreement, the Company agreed to buy 33,296,733 issued and outstanding shares of common stock of FSAH, representing as of the date thereof approximately 99.8524% of the issued and outstanding shares of common stock of FSAH. The remaining shares of FSAH are currently held by current or former directors of FSAH. Assured expects that it will acquire the remaining shares of FSAH common stock concurrent with the closing of the acquisition of shares of FSAH common stock from Dexia or shortly thereafter at the same price paid to Dexia. The Company has received all required shareholder and regulatory approvals and expects to close the FSAH acquisition in the second quarter 2009 upon the completion of various closing conditions and if the rating agencies complete their transaction reviews, including their evaluation of the separation of FSA’s Financial Products segment, which the Company is not acquiring.

The purchase price is $722 million (based upon the closing price of the Company’s common shares on the NYSE on November 13, 2008 of $8.10), consisting of $361 million in cash and up to 44,567,901 of the Company’s common shares. If, prior to the closing date under the stock purchase agreement, the Company issues new common shares (other than pursuant to an employee benefit plan) or other securities that are convertible into or exchangeable for or otherwise linked to the Company’s common shares at a purchase price per share of less than $8.10, the Company has agreed to issue to Dexia on the closing date an additional number of the Company’s common shares with an aggregate value as of the closing date (measured based on the average of the volume weighted average price per share for each day in the 20 NYSE trading day period ending three business days prior to the closing date) representing the amount of dilution as a result of such issuance. The amount of dilution is defined to mean (x) the number of the Company’s common shares issued (or that upon conversion or exchange would be issuable) as a result of the dilutive issuance, multiplied by (y) the positive difference if any between $8.10 and the purchase (or reference, implied, conversion, exchange or comparable) price per share received by the Company in the dilutive issuance, multiplied by (z) the percentage of the issued and outstanding share capital of the Company represented by the Company common shares to be received by Dexia under the stock purchase agreement (without taking into account any additional Assured Guaranty Ltd.’s common shares issued or issuable as a result of the anti-dilution provision).

Under the Purchase Agreement, the Company may elect to pay $8.10 per share in cash in lieu of up to 22,283,951 of the Company’s common shares that it would otherwise deliver as part of the purchase price.

The Company expects to finance the cash portion of the acquisition with the proceeds of a public equity offering. The Company has received a backstop commitment (“the WLR Backstop Commitment”) from the WLR Funds, a related party, to fund the cash portion of the purchase price with the purchase of newly issued common shares. The Company entered into the WLR Backstop Commitment on November 13, 2008 with the WLR Funds. The WLR Backstop Commitment amended the Investment Agreement between the Company and the WLR Funds and provided to the Company the option to cause the WLR Funds to purchase from Assured Guaranty Ltd. or Assured Guaranty US Holdings Inc. a number of the Company’s common shares equal to the quotient of (i) the aggregate dollar amount not to exceed $361 million specified by the Company divided by (ii) the volume weighted average price of the Company’s common share on the NYSE for the 20 NYSE trading days ending with the last NYSE trading day immediately preceding the date of the closing under the stock purchase agreement, with a floor of $6.00 and a cap of $8.50.

The WLR Funds have no obligation to purchase these common shares pursuant to the WLR Backstop Commitment until the closing under the stock purchase agreement occurs. The Company may use the proceeds from the sale of the Company’s common shares pursuant to the WLR Backstop Commitment solely to pay a portion of the purchase price under the stock purchase agreement. The WLR Funds’ obligations under the WLR Backstop Commitment have been secured by letters of credit issued for the benefit of the Company by Bank of America, N.A. and RBS Citizens Bank, N.A., each in the amount of $180.5 million.

The Company has paid the WLR Funds a nonrefundable commitment fee of $10,830,000 in connection with the option granted by the WLR Backstop Commitment and has agreed to pay the WLR Funds’ expenses in connection with the transactions contemplated thereby. The Company reimbursed the WLR Funds for the $4.1 million cost of obtaining the letters of credit referred to above.

2. Significant Accounting Policies

Basis of Presentation

The unaudited interim consolidated financial statements, which include the accounts of the Company, have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and, in the opinion of management, reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of the Company’s financial condition, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited interim consolidated financial statements cover the three-month period ended March 31, 2009 (“First Quarter 2009”) and the three-month period ended March 31, 2008 (“First Quarter 2008”). Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for a full year. Certain prior year items have been reclassified to conform to the current year presentation. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission. All intercompany accounts and transactions have been eliminated.

Certain of the Company’s subsidiaries are subject to U.S. and U.K. income tax. The provision for income taxes is calculated in accordance with Statement of Financial Accounting Standards (“FAS”) FAS No. 109, “Accounting for Income Taxes”. The Company’s provision for income taxes for interim financial periods is not based on an estimated annual effective rate due to the variability in changes in fair value of its credit derivatives, which prevents the Company from projecting a reliable estimated annual effective tax rate and pre-tax income for the full year of 2009. A discrete calculation of the provision is calculated for each interim period.

The volatility and disruption in the global financial markets have reached unprecedented levels. The availability and cost of credit has been materially affected. These factors, combined with depressed home prices and increasing foreclosures, falling equity market values, rising unemployment, declining business and consumer confidence and the risk of increased inflation, have precipitated an economic slowdown and fears of a severe recession. The conditions may adversely affect the Company’s future profitability, financial position, investment portfolio, cash flow, statutory capital, financial strength ratings and stock price. Additionally, future legislative, regulatory or judicial changes in the jurisdictions regulating the Company may adversely affect its ability to pursue its current mix of business, materially impacting its financial results.

Adoption of FAS 163

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“FAS 163”). FAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. FAS 163 also clarifies the methodology to be used for financial guaranty premium revenue recognition and claim liability measurement, as well as requiring expanded disclosures about the insurance enterprise’s risk management activities. The provisions of FAS 163 related to premium revenue recognition and claim liability measurement are effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. Earlier application of these provisions was not permitted. The expanded risk management activity disclosure provisions of FAS 163 were effective for the third quarter of 2008 and are included in Note 7 of these unaudited interim consolidated financial statements. FAS 163 will be applied to all existing and future financial guaranty insurance contracts written by the Company.

FAS 163 mandates the accounting changes prescribed by the statement be recognized by the Company as a cumulative effect adjustment to retained earnings as of January 1, 2009. The impact of adopting FAS 163 on the Company’s balance sheet was as follows:

(dollar in thousands)	December 31, 2008 As reported	Transition Adjustment	January 1, 2009 Per FAS 163

ASSETS:
Deferred acquisition costs	$288,616	$101,836	$390,452
Prepaid reinsurance premiums	18,856	6,625	25,481
Reinsurance recoverable on ceded losses	6,528	(1,184)	5,344
Premiums receivable	15,743	721,438	737,181
Deferred tax asset	129,118	(7,743)	121,375
Salvage recoverable	80,207	6,917	87,124
Total assets	4,555,707	827,889	5,383,596

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Unearned premium reserves	$1,233,714	$827,653	$2,061,367
Reserves for losses and loss adjustment expenses	196,798	(25,379)	171,419
Reinsurance balances payable	17,957	6,172	24,129
Total liabilities	2,629,485	808,446	3,437,931
Retained earnings	638,055	19,443	657,498
Total shareholders’ equity	1,926,222	19,443	1,945,665
Total liabilities and shareholders’ equity	4,555,707	827,889	5,383,596

A summary of the effects of FAS 163 on the balance sheet amounts above is as follows:

·                  Deferred acquisition costs increased to reflect commissions on future installment premiums related to assumed reinsurance policies.

·                  Premium receivable increased to reflect the recording of the net present value of future installment premiums discounted at a risk-free rate. Reinsurance balances payable increased correspondingly for those amounts ceded to reinsurers.

·                  Unearned premium reserves increased to reflect the recording of the net present value of future installment premiums discounted at a risk-free rate and the change in the premium earnings methodology to the effective yield method prescribed by FAS 163. Prepaid reinsurance premiums increased correspondingly for those amounts ceded to reinsurers.

·                  Reserves for losses and loss adjustment expenses decreased to reflect the release of the Company’s portfolio reserves on fundamentally sound credits. This was partially offset by an increase in case reserves, which are now calculated based on probability weighted cash flows discounted at a risk free rate instead of based on a single case best estimate reserve discounted based on the after-tax investment yield of the Company’s investment portfolio (6%). Reinsurance recoverable on ceded losses decreased correspondingly. Salvage recoverable increased to reflect the change in discount rates.

·                  Deferred tax asset decreased to reflect the deferred tax effect of the above items.

·                  Retained earnings as of January 1, 2009 increased to reflect the net effect of the above adjustments.

Premium Revenue Recognition

Premiums are received either upfront or in installments.

Upon Adoption of FAS 163

The Company recognizes a liability for the unearned premium revenue at the inception of a financial guarantee contract equal to the present value of the premiums due or expected to be collected over the period of the contract. If the premium is a single premium received at the inception of the financial guarantee contract, the Company measures the unearned premium revenue as the amount received. The period of the contract is the expected period of risk that generally equates to the contract period. However, in some instances, the expected period of risk is significantly shorter than the full contract period due to expected prepayments. In those instances where the financial guarantee contract insures a homogeneous pool of assets that are contractually prepayable and where those prepayments are probable and the timing and amount of prepayments can be reasonably estimated the Company uses the expected period of risk to recognize premium revenues. The Company adjusts prepayment assumptions when those assumptions change and recognizes a prospective change in premium revenues as a result. The adjustment to the unearned premium revenue is equal the adjustment to the premium receivable with no effect on earnings at the time of the adjustment.

The Company recognizes the premium from a financial guarantee insurance contract as revenue over the period of the contract in proportion to the amount of insurance protection provided. As premium revenue is recognized, a corresponding decrease in the unearned premium revenue occurs. The amount of insurance protection provided is a function of the insured principal amount outstanding. Therefore, the proportionate share of premium revenue to be recognized in a given reporting period is a constant rate calculated based on the relationship between the insured principal amount outstanding in a given reporting period compared with the sum of each of the insured principal amounts outstanding for all periods. When the issuer of an insured financial obligation retires the insured financial obligation before its maturity and replaces it with a new financial obligation, referred to as a refunding, the financial guarantee insurance contract on the retired financial obligation is extinguished. The Company immediately recognizes any nonrefundable unearned premium revenue related to that contract as premium revenue and any associated acquisition costs previously deferred as an expense.

The following table provides information for financial guaranty insurance contracts where premiums are received on an installment basis as of and for the three months ended March 31, 2009 (dollars in thousands):

Premiums receivable, net of ceding commissions (end of period)(1)	$737,925
Unearned premium reserves (end of period)(2)	$957,804
Accretion of discount on premium receivable	$5,287
Weighted-average risk-free rate to discount premiums	2.7%
Weighted-average period of premiums receivable (in years)	10.4

(1)                      Includes $96.5 million of ceding commissions due on future installment premium receivable.

(2)                      Includes unearned premium related to the upfront portion of premiums received on bi-furcated deals.

The premiums receivable expected to be collected are:

(dollar in thousands)
2009 (April 1 – June 30)	$27,976
2009 (July 1 – September 30)	16,119
2009 (October 1 – December 31)	17,245
2010 (January 1 – March 31)	17,409
2010 (April 1 – December 31)	41,949
2011	49,497
2012	47,449
2013	40,688
2014 - 2018	161,884
2019 - 2023	116,868
2024 - 2028	91,444
2029 – 2033	71,454
2034 – 2038	31,790
2039 – 2043	12,297
2044 – 2048	3,870
2049 – 2053	446
2053 - 2056	29
Total premiums receivable, net of ceding commissions	$748,414

The following table provides a reconciliation of the beginning and ending balances of premium receivable:

(dollar in thousands)
Balance as of January 1, 2009	$737,181
Add: premiums written - net	234,796
Add: accretion of premium receivable discount	5,287
Less: premium payments received	228,850
Balance as of March 31, 2009	$748,414

The accretion of premium receivable discount is included in earned premium in the Company’s statement of operations. The above amounts are presented net of applicable ceding commissions.

The future expected premium revenue that the Company expects to recognize are:

(dollar in thousands)
2009 (April 1 – June 30)	$42,034
2009 (July 1 – September 30)	46,771
2009 (October 1 – December 31)	45,668
2010 (January 1 – March 31)	42,529
2010 (April 1 – December 31)	125,647
2011	154,946
2012	141,417
2013	127,868
2014 - 2018	512,825
2019 - 2023	358,559
2024 - 2028	251,200
After 2028	303,848

Total future expected premium revenue	$2,153,312

In the Company’s reinsurance businesses, the Company estimates the ultimate written and earned premiums to be received from a ceding company at the end of each quarter and the end of each year because some of the Company’s ceding companies report premium data anywhere from 30 to 90 days after the end of the relevant period. Written premiums reported in the Company’s statement of operations are based upon reports received from ceding companies supplemented by the Company’s own estimates of premium for which ceding company reports have not yet been received. Differences between such estimates and actual amounts are recorded in the period in which the actual amounts are determined.

Prior to Adoption of FAS 163

Upfront premiums were earned in proportion to the expiration of the amount at risk. Each installment premium was earned ratably over its installment period, generally one year or less. Premium earnings under both the upfront and installment revenue recognition methods were based upon and were in proportion to the principal amount guaranteed and therefore resulted in higher premium earnings during periods where guaranteed principal was higher. For insured bonds for which the par value outstanding was declining during the insurance period, upfront premium earnings were greater in the earlier periods thus matching revenue recognition with the underlying risk. The premiums were allocated in accordance with the principal amortization schedule of the related bond issue and were earned ratably over the amortization period. When an insured issue was retired early, was called by the issuer, or was in substance paid in advance through a refunding accomplished by placing U.S. Government securities in escrow, the remaining unearned premium reserves were earned at that time. Unearned premium reserves represented the portion of premiums written that were applicable to the unexpired amount at risk of insured bonds.

Deferred Acquisition Costs

Acquisition costs incurred, other than those associated with financial guarantees written in credit derivative form, that vary with and are directly related to the production of new business are deferred in proportion to written premium and amortized in relation to earned premiums. These costs include direct and indirect expenses such as ceding commissions, brokerage expenses and the cost of underwriting and marketing personnel. Management uses its judgment in determining what types of costs should be deferred, as well as what percentage of these costs should be deferred. The Company annually conducts a study to determine which operating costs vary with, and are directly related to, the acquisition of new business and qualify for deferral. Ceding commissions received on premiums the Company cedes to other reinsurers reduce acquisition costs. Anticipated losses, loss adjustment expenses and the remaining costs of servicing the insured or reinsured business are considered in determining the recoverability of acquisition costs. Acquisition costs associated with credit derivative products are expensed as incurred. When an insured issue is retired early, as discussed above in the Premium Revenue Recognition section, the remaining related deferred acquisition cost is expensed at that time. Ceding commissions, calculated at their contractually defined rate, associated with future installment premiums on assumed and ceded reinsurance business were recorded in deferred acquisition costs upon the adoption of FAS 163 with a corresponding offset to premium receivable.

Reserves for Losses and Loss Adjustment Expenses

The Company’s financial guarantees written in credit derivative form have substantially the same terms and conditions as its financial guaranty contracts written in insurance form. Under GAAP, however, the former are subject to derivative accounting rules and the latter are subject to insurance accounting rules.

Financial Guaranty Contracts Upon Adoption of FAS 163

The Company recognizes a reserve for losses and loss adjustment expenses on a financial guarantee insurance contract when the Company expects that a claim loss will exceed the unearned premium revenue for that contract based on the present value of expected net cash outflows to be paid under the insurance contract. The unearned premium revenue represents the insurance enterprise’s stand-ready obligation under a financial guarantee insurance contract at initial recognition. Subsequently, if the likelihood of a default (insured event) increases so that the present value of the expected net cash outflows expected to be paid under the insurance contract exceeds the unearned premium revenue, the Company recognizes a reserve for losses and loss adjustment expenses in addition to the unearned premium revenue.

A reserve for losses is equal to the present value of expected net cash outflows to be paid under the insurance contract discounted using a current risk-free rate. That current risk-free rate is based on the remaining period (contract or expected, as applicable) of the insurance contract. Expected net cash outflows (cash outflows, net of potential recoveries, expected to be paid to the holder of the insured financial obligation, excluding reinsurance) are probability-weighted cash flows that reflect the likelihood of all possible outcomes. The Company estimates the expected net cash outflows using the internal assumptions about the likelihood of all possible outcomes based on all information available. Those assumptions consider all relevant facts and circumstances and are consistent with the information tracked and monitored through the Company’s risk-management activities.

The Company updates the discount rate each reporting period and revises expected net cash outflows when increases (or decreases) in the likelihood of a default (insured event) and potential recoveries occur. The discount amount is accreted on the reserve for losses and loss adjustment expenses through earnings in incurred loss and loss adjustment expenses (recoveries). Revisions to a reserve for loss and loss adjustment expenses in periods after initial recognition are recognized as incurred loss and loss adjustment expenses (recoveries) in the period of the change.

Financial Guaranty Contracts Prior to Adoption of FAS 163

Reserves for losses for non-derivative transactions in the Company’s financial guaranty direct and financial guaranty assumed reinsurance included case reserves and portfolio reserves. Case reserves were established when there was significant credit deterioration on specific insured obligations and the obligations were in default or default was probable, not necessarily upon non-payment of principal or interest by an insured. Case reserves represented the present value of expected future loss payments and loss adjustment expenses, net of estimated recoveries, but before considering ceded reinsurance. This reserving method was different from case reserves established by traditional property and casualty insurance companies, which establish case reserves upon notification of a claim and establish incurred but not reported reserves for the difference between actuarially estimated ultimate losses and recorded case reserves. Financial guaranty insurance and assumed reinsurance case reserves and related salvage and subrogation, if any, were discounted at the taxable equivalent yield on the Company’s investment portfolio, which was approximately 6%, during 2008.

The Company recorded portfolio reserves in its financial guaranty direct and financial guaranty assumed reinsurance business. Portfolio reserves were established with respect to the portion of the Company’s business for which case reserves were not established.

Portfolio reserves were not established based on a specific event, rather they are calculated by aggregating the portfolio reserve calculated for each individual transaction. Individual transaction reserves were calculated on a quarterly basis by multiplying the par in-force by the product of the ultimate loss and earning factors without regard to discounting. The ultimate loss factor was defined as the frequency of loss multiplied by the severity of loss, where the frequency was defined as the probability of default for each individual issue. The earning factor was inception to date earned premium divided by the estimated ultimate written premium for each transaction. The probability of default was estimated from rating agency data and was based on the transaction’s credit rating, industry sector and time until maturity. The severity was defined as the complement of recovery/salvage rates gathered by the rating agencies of defaulting issues and was based on the industry sector.

Portfolio reserves were recorded gross of reinsurance. The Company did not cede any amounts under these reinsurance contracts, as the Company’s recorded portfolio reserves did not exceed the Company’s contractual retentions, required by said contracts.

The Company recorded an incurred loss that was reflected in the statement of operations upon the establishment of portfolio reserves. When the Company initially recorded a case reserve, the Company reclassified the corresponding portfolio reserve already recorded for that credit within the balance sheet. The difference between the initially recorded case reserve and the reclassified portfolio reserve was recorded as a charge in the Company’s statement of operations. Any subsequent change in portfolio reserves or the initial case reserves were recorded quarterly as a charge or credit in the Company’s statement of operations in the period such estimates changed.

Mortgage Guaranty and Other Lines of Business

Mortgage guaranty and other lines of business are not in the scope of FAS 163. Reserves for losses and loss adjustment expenses in the Company’s mortgage guaranty line of business include case reserves and portfolio reserves. Case reserves are established when there is significant credit deterioration on specific insured obligations and the obligations are in default or default is probable, not necessarily upon non-payment of principal or interest by an insured. Case reserves represent the present value of expected future loss payments and loss adjustment expenses (“LAE”), net of estimated recoveries, but before considering ceded reinsurance. This reserving method is different from case reserves established by traditional property and casualty insurance companies, which establish case reserves upon notification of a claim and establish incurred but not reported (“IBNR”) reserves for the difference between actuarially estimated ultimate losses and recorded case reserves.

The Company also records portfolio reserves for mortgage guaranty line of business in a manner consistent with its financial guaranty business prior to the adoption of FAS 163. While other mortgage guaranty insurance companies do not record portfolio reserves, rather just case and IBNR reserves, the Company records portfolio reserves because the Company writes business on an excess of loss basis, while other industry participants write quota share or first layer loss business. The Company manages and underwrites this business in the same manner as its financial guaranty insurance and reinsurance business because they have similar characteristics as insured obligations of mortgage backed securities.

The Company also records IBNR reserves for its other line of business. IBNR is an estimate of losses for which the insured event has occurred but the claim has not yet been reported to the Company. In establishing IBNR, the Company uses traditional actuarial methods to estimate the reporting lag of such claims based on historical experience, claim reviews and information reported by ceding companies. The Company records IBNR for trade credit reinsurance within its other segment, which is 100% reinsured. The other segment represents lines of business that the Company exited or sold as part of the Company’s IPO.

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

Salvage Recoverable

When the Company becomes entitled to the underlying collateral (generally a future stream of cash flows or pool assets) of an insured credit under salvage and subrogation rights as a result of a claim payment or estimates recoveries from disputed claim payments on contractual grounds, it reduces the corresponding loss reserve for a particular financial guaranty insurance policy for the estimated salvage and subrogation, in accordance with FAS No. 60, “Accounting and Reporting by Insurance Enterprises”. If the expected salvage and subrogation exceeds the estimated loss reserve for a policy, such amounts are recorded as a salvage recoverable asset in the Company’s balance sheets.

3. Recent Accounting Pronouncements

In December 2007, the FASB issued FAS No. 141 (revised), “Business Combinations” (“FAS 141R”). FAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. FAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. FAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim statements within those fiscal years. Early adoption is not permitted. Since FAS 141R applies prospectively to business combinations whose acquisition date is subsequent to the statement’s adoption. The Company is applying the provisions of FAS 141R to account for its pending acquisition of FSAH. As of March 31, 2009, the Company had paid $4.6 million related to the Company’s pending acquisition of FSAH that the Company expensed in the first quarter 2009 in operating expenses.

In October 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarified the application of FAS 157, “Fair Value Measurements” (“FAS 157”), in a market that is not active. FSP 157-3 was effective when issued. It did not have an impact on the Company’s current results of operations or financial position.

The FASB adopted FSP FAS 133-1 and FIN 45-4, “Disclosures About Credit Derivatives and Certain Guarantees” (“FSAP 133-1”) and FAS 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”) to address concerns that current derivative disclosure requirements did not adequately address the potential adverse effects that these instruments can have on the financial performance and operations of an entity. Companies will be required to provide enhanced disclosures about their derivative activities to enable users to better understand: (1) how and why a company uses derivatives, (2) how it accounts for derivatives and related hedged items, and (3) how derivatives affect its financial statements. These should include the terms of the derivatives, collateral posting requirements and triggers, and other significant provisions that could be detrimental to earnings or liquidity. Management believes that the Company’s current derivatives disclosures are in compliance with the requirements of FSP 133-1 and FAS 161.

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 amends FAS 157 to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. FSP 157-4 also provides additional guidance on circumstances that may indicate that a transaction is not orderly. FSP 157-4 supersedes FSP 157-3. FSP 157-4 amends FAS 157 to require additional disclosures about fair value measurements in annual and interim reporting periods. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. Early adoption is permitted, but only for periods ending after March 15, 2009. FSP 157-4 must be applied prospectively and does not require disclosures for earlier periods presented for comparative purposes at initial adoption. The Company will adopt FSP 157-4 in its Form 10-Q for the period ended June 30, 2009. The Company is currently evaluating the impact, if any, FSP 157-4 will have on its financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 extends the disclosure requirements of FAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to interim financial statements of publicly traded companies. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP 107-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP 107-1 requires comparative disclosures only for periods ending after initial adoption. The Company will adopt FSP 107-1 in its Form 10-Q for the period ended June 30, 2009. The Company is currently evaluating the impact, if any, FSP 107-1 will have on its financial statements disclosures.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”). FSP 115-2 provides new guidance on the recognition and presentation of an other than temporary impairment (“OTTI”) for debt securities classified as available-for-sale and held-to-maturity and provides some new disclosure requirements for both debt and equity securities. FSP 115-2 mandates new disclosure requirements affect both debt and equity securities and extend the disclosure requirements (both new and existing) to interim periods. FSP 115-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP 115-2 is to be applied to existing and new investments held by an entity as of the beginning of the period in which it is adopted. The Company will adopt FSP 115-2 in its Form 10-Q for the period ended June 30, 2009. The Company is currently evaluating the impact, if any, FSP 115-2 will have on its financial statements.

4. Credit Derivatives

Financial guarantees written in credit derivative form issued by the Company, principally in the form of insured credit default swap (“CDS”) contracts, have been deemed to meet the definition of a derivative under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), FAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”) and FAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“FAS 155”). FAS 133 and FAS 149 require that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheets and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value, cash flow or foreign currency hedge. FAS 155 requires companies to recognize freestanding or embedded derivatives relating to beneficial interests in securitized financial instruments. This recognition was not required prior to January 1, 2007. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

Realized gains and other settlements on credit derivatives include credit derivative premiums received and receivable for credit protection the Company has sold under its insured CDS contracts as well as any contractual claim losses paid and payable related to insured credit events under these contracts, ceding commissions (expense) income and realized gains or losses related to their early termination. The Company almost always holds credit derivative contracts to maturity. However, in certain circumstances such as for the downgrade of AGC or AGRe, the CDS counterparty may decide to terminate a credit derivative contract prior to maturity.

The following table disaggregates realized gains and other settlements on credit derivatives into its component parts for the periods ended March 31, 2009 and 2008 (dollars in thousands):

	Three Months Ended March 31,
	2009	2008

Realized gains and other settlements on credit derivatives
Net credit derivative premiums received and receivable	$29,515	$27,822
Net credit derivative losses (paid and payable) recovered and recoverable	(9,058)	14
Ceding commissions received/receivable (paid/payable), net	122	(219)

Total realized gains and other settlements on credit derivatives	$20,579	$27,617

Unrealized gains (losses) on credit derivatives represent the adjustments for changes in fair value that are recorded in each reporting period, under FAS 133. Changes in unrealized gains and losses on credit derivatives are reflected in the consolidated statements of operations and comprehensive income in unrealized gains (losses) on credit derivatives. Cumulative unrealized losses, determined on a contract by contract basis, are reflected as either net assets or net liabilities in the Company’s balance sheets. Unrealized gains and losses resulting from changes in the fair value of credit derivatives occur because of changes in interest rates, credit spreads, the credit ratings of the referenced entities and the issuing Company’s own credit rating and other market factors. The unrealized gains and losses on credit derivatives will reduce to zero as the exposure approaches its maturity date, unless there is a payment default on the exposure or early termination. Changes in the fair value of the Company’s credit derivative contracts do not generally reflect actual claims or credit losses, and have no impact on the Company’s claims paying resources, rating agency capital or regulatory capital positions.

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

The impact of changes in credit spreads will vary based upon the volume, tenor, interest rates, and other market conditions at the time these fair values are determined. In addition, since each transaction has unique collateral and structure terms, the underlying change in fair value of each transaction may vary considerably. The fair value of credit derivative contracts also reflects the change in the Company’s own credit cost based on the price to purchase credit protection on AGC. During First Quarter 2009, the Company incurred net pre-tax unrealized gains on credit derivative contracts of $27.0 million. Of this amount, $2,291.5 million was due to the widening of AGC’s own credit spread from 1,775 basis points at December 31, 2008 to 3,847 basis points at March 31, 2009. As of March 31, 2009 the net credit liability includes a reduction in the liability of $6,439.1 million associated with the widening of AGC’s credit spread to 3,847 basis points. Management believes that the widening of AGC’s credit spread is due to the correlation between AGC’s risk profile and that experienced currently by the broader financial markets and increased demand for credit protection against AGC as the result of its direct segment financial guarantee volume as well as the overall lack of liquidity in the CDS market. Offsetting the gain attributable to the significant increase in AGC’s credit spread were declines in fixed income security market prices primarily attributable to widening spreads in certain markets as a result of the continued deterioration in credit markets and some credit rating downgrades, rather than from delinquencies or defaults on securities guaranteed by the Company. The higher credit spreads in the fixed income security market are due to the recent lack of liquidity in the high yield collateralized debt obligation and collateralized loan obligation markets as well as continuing market concerns over the most recent vintages of subprime residential mortgage backed securities and commercial mortgage backed securities.

During First Quarter 2008, the Company incurred net mark-to-market losses on credit derivative contracts of $(259.6) million, pre-tax, related to high yield and investment grade corporate collateralized loan obligations (“CLOs”), as well as residential and commercial mortgage backed securities exposures. The unrealized loss on credit derivatives resulted largely from the decline in fixed income security market prices resulting from higher credit spreads, due to the lack of liquidity in the High Yield CDO and CLO market as well as market concerns over continued recent vintages of subprime residential mortgage backed securities, rather than from credit rating downgrades, delinquencies or defaults on securities guaranteed by the Company.

The total notional amount of credit derivative exposure outstanding as of March 31, 2009 and December 31, 2008 and included in the Company’s financial guaranty exposure was $73.3 billion and $75.1 billion, respectively.

The components of the Company’s unrealized gain (loss) on credit derivatives for the three months ended March 31, 2009 is:

	As of March 31, 2009		First Quarter 2009
Asset Type	Net Par Outstanding (in billions)	Weighted Average Credit Rating(1)	Unrealized Gain (Loss) (in millions)
Corporate collateralized loan obligations	$26.0	AAA	$(78.9)
Market value CDOs of corporate obligations	3.4	AAA	(7.0)
Trust preferred securities	6.0	A-	75.3
Total pooled corporate obligations	35.4	AA+	(10.5)
Commercial mortgage-backed securities	5.8	AAA	(31.2)
Residential mortgage-backed securities	19.6	AA-	(89.8)
Other	9.3	AA-	142.3
Total	70.0	AA	10.8
Reinsurance exposures written in CDS form	3.3	AA+	16.2
Grand Total	$73.3	AA	$27.0

(1)          Based on the Company’s internal rating, which is on a comparable scale to that of the nationally recognized rating agencies.

Corporate collateralized loan obligations, market value CDO’s, and trust preferred securities, which comprise the Company’s pooled corporate exposures, include all U.S. structured finance pooled corporate obligations and international pooled corporate obligations. Commercial mortgage backed securities are comprised of commercial U.S. structured finance and commercial international mortgage backed securities. Residential mortgage backed securities are comprised of prime and subprime U.S. mortgage backed and home equity securities, international residential mortgage backed and international home equity securities. Other includes all other U.S. and international asset classes, such as commercial receivables, and international infrastructure and pooled infrastructure securities.

The Company’s exposure to pooled corporate obligations is highly diversified in terms of obligors and industries. Most pooled corporate transactions are structured to limit exposure to any given obligor and industry. The majority of the Company’s pooled corporate exposure in the direct segment consists of collateralized loan obligations (“CLOs”). Most of these direct CLOs have an average obligor size of less than 1% and typically restrict the maximum exposure to any one industry to approximately 10%. The Company’s exposure also benefits from embedded credit enhancement in the transactions which allows a transaction to sustain a certain level of losses in the underlying collateral, further insulating the Company from industry specific concentrations of credit risk on these deals.

The Company’s $9.3 billion exposure to Other CDS contracts is also highly diversified. It includes $3.7 billion of exposure to four pooled infrastructure transactions comprised of diversified pools of international infrastructure project transactions and loans to regulated utilities. These pools were all structured with underlying credit enhancement sufficient for the Company to attach at super senior AAA levels. The remaining $5.6 billion of exposure in Other CDS contracts is comprised of numerous deals typically structured with significant underlying credit enhancement and spread across various asset classes, such as commercial receivables, infrastructure, regulated utilities and consumer receivables. Substantially all of this $9.3 billion of exposure is rated investment grade and the weighted average credit rating is AA-.

The unrealized gain of $142.3 million on Other CDS contracts for the three months ended March 31, 2009 is primarily attributable to the aforementioned change in AGC’s credit spread. This increased hedge cost caused the implied spreads of several UK public finance infrastructure transactions and a film securitization transaction to narrow during the quarter as on offset.

With considerable volatility continuing in the market, unrealized gains (losses) on credit derivatives may fluctuate significantly in future periods.

The Company’s exposure to the mortgage industry is discussed in Note 7.

The following table presents additional details about the Company’s unrealized loss on pooled corporate obligation credit derivatives, which includes collateralized loan obligations, market value CDOs and trust preferred securities, by asset type as of March 31, 2009:

Asset Type	Original Subordination(2)	Current Subordination(2)	Net Par Outstanding (in billions)	Weighted Average Credit Rating(1)	First Quarter 2009 Unrealized Gain (Loss) (in millions)
High yield corporate obligations	35.9%	29.6%	$22.8	AAA	$(77.4)
Trust preferred	46.7%	41.7%	6.0	A-	75.3
Market value CDOs of corporate obligations	38.4%	27.3%	3.4	AAA	(7.0)
Investment grade corporate obligations	28.7%	29.9%	2.3	AAA	1.6
Commercial real estate	49.1%	47.9%	0.8	AAA	(2.2)
CDO of CDOs (corporate obligations)	1.7%	5.4%	0.1	AAA	(0.9)
Total	37.7%	31.8%	$35.4	AA+	$(10.5)

(1)          Based on the Company’s internal rating, which is on a comparable scale to that of the nationally recognized rating agencies.

(2)          Represents the sum of subordinate tranches and over-collateralization and does not include any benefit from excess interest collections that may be used to absorb losses

The following table presents additional details about the Company’s unrealized loss on credit derivatives associated with commercial mortgage-backed securities by vintage as of March 31, 2009:

Vintage	Original Subordination(2)	Current Subordination(2)	Net Par Outstanding (in billions)	Weighted Average Credit Rating(1)	First Quarter 2009 Unrealized Gain (Loss) (in millions)
2004 and Prior	19.8%	21.5%	$0.3	AAA	$(0.6)
2005	27.8%	28.9%	3.4	AAA	(19.7)
2006	27.7%	28.5%	1.8	AAA	(9.6)
2007	35.8%	35.9%	0.2	AAA	(1.4)
2008	—	—	—	—	—
2009	—	—	—	—	—
Total	27.7%	28.7%	$5.8	AAA	$(31.2)

The following tables present additional details about the Company’s unrealized loss on credit derivatives associated with residential mortgage-backed securities by vintage and asset type as of March 31, 2009:

Vintage	Original Subordination(2)	Current Subordination(2)	Net Par Outstanding (in billions)	Weighted Average Credit Rating(1)	First Quarter 2009 Unrealized Gain (Loss) (in millions)
2004 and Prior	5.2%	13.0%	$0.4	A	$4.6
2005	24.5%	51.6%	4.8	AA	1.3
2006	16.6%	23.5%	5.7	AA	1.2
2007	16.5%	18.7%	8.7	A	(96.9)
2008	—	—	—	—	—
2009	—	—	—	—	—
Total	18.2%	28.1%	$19.6	AA-	$(89.8)

Asset Type	Original Subordination(2)	Current Subordination(2)	Net Par Outstanding (in billions)	Weighted Average Credit Rating(1)	First Quarter 2009 Unrealized Gain (Loss) (in millions)
Alt-A loans	20.3%	23.1%	$6.3	A-	$(44.1)
Prime first lien	10.3%	12.6%	7.8	AA+	(48.7)
Subprime lien	26.9%	55.0%	5.6	AA-	3.0
Total	18.2%	28.1%	$19.6	AA-	$(89.8)

In general, the Company structures credit derivative transactions such that the circumstances giving rise to our obligation to make payments is similar to that for financial guaranty policies and generally occurs as losses are realized on the underlying reference obligation. Nonetheless, credit derivative transactions are governed by International Swaps and Derivatives Association, Inc. (“ISDA”) documentation and operate differently from financial guaranty insurance policies. For example, our control rights with respect to a reference obligation under a credit derivative may be more limited than when the Company issues a financial guaranty insurance policy on a direct primary basis. In addition, while the Company’s exposure under credit derivatives, like the Company’s exposure under financial guaranty insurance policies, is generally for as long as the reference obligation remains outstanding, unlike financial guaranty insurance policies, a credit derivative may be terminated due to the occurrence of an event of default set forth in the ISDA documentation or other specific termination events. In some older credit derivative transactions, one such specified termination event is the failure of AGC to maintain specified financial strength ratings ranging from A or A2 to BBB- or Baa3. If a credit derivative is terminated the Company could be required to make a mark-to-market payment as determined under the ISDA documentation.  For example, if AGC’s ratings were downgraded to A- or A3, the CDS counterparties could terminate CDS covering $847.8 million par insured.  If AGC’s ratings are downgraded to levels between BBB+ or Baa1 and BB+ or Ba1, the CDS counterparties could terminate the CDS covering $10.9 billion par insured.  Given current market conditions, the Company does not believe that it can accurately estimate the payments it would be required to make if AGC or AGRe were downgraded and the CDS counterparties terminated the CDS.  These payments could have a material adverse effect on the Company’s liquidity and financial condition.  During May 2009 the Company entered into an agreement with a CDS counterparty, which had the right to terminate four CDS contracts if AGC was downgraded below AA- or Aa3.  Under the agreement, the CDS counterparty’s right to terminate the CDS contracts based on AGC’s ratings was eliminated.  In return, the Company agreed to post up to $250 million in collateral to secure its payment obligations under the CDS contracts covering $5.9 billion of par insured.  The collateral posting would increase to up to $300 million if AGC were downgraded to below AA- or A2.  The posting of this collateral has no impact on the Company’s net income or shareholders’ equity under U.S. GAAP nor does it impact AGC’s statutory surplus or net income.

Under a limited number of credit derivative contracts, the Company is required to post eligible securities as collateral, generally cash or U.S. government or agency securities. The need to post collateral under these transactions is generally based on mark-to-market valuation in excess of contractual thresholds. The particular thresholds decline if the Company’s ratings decline. As of March 31, 2009 the Company had pre-IPO transactions with approximately $1.8 billion of par subject to collateral posting due to changes in market value. Of this amount, as of March 31, 2009, the Company posted collateral totaling approximately $177.9 million (including $156.2 million for AGC) based on the unrealized mark-to-market loss position for transactions with two of its counterparties. Any amounts required to be posted as collateral in the future will depend on changes in the market values of these transactions. Additionally, in the event AGC were downgraded below A-, contractual thresholds would be eliminated and the amount of par that could be subject to collateral posting requirements would be $2.3 billion. Based on market values as of March 31, 2009, the Company estimates that such a downgrade would have resulted in AGC posting an additional $113.7 million of collateral. The actual amounts posted would be based on market conditions at the time of the posting and would be based on the CDS contract’s ISDA documentation.  The actual amounts that would be required to be posted could be materially larger than the Company’s estimate. As described above, in May 2009 AGC posted an additional $250 million of collateral.

As of March 31, 2009 and December 31, 2008, the Company considered the impact of its own credit risk, in combination with credit spreads on risk that it assumes through CDS contracts, in determining the fair value of its credit derivatives. The Company determines its own credit risk based on quoted CDS prices traded on the Company at each balance sheet date. The quoted price of CDS contracts traded on AGC at March 31, 2009 and December 31, 2008 was 3,847 basis points and 1,775 basis points, respectively. Historically, the price of CDS traded on AGC moves directionally the same as general market spreads. Generally, a widening of the CDS prices traded on AGC has an effect of offsetting unrealized losses that result from widening general market credit spreads, while a narrowing of the CDS prices traded on AGC has an effect of offsetting unrealized gains that result from narrowing general market credit spreads. An overall narrowing of spreads generally results in an unrealized gain on credit derivatives for the Company and an overall widening of spreads generally results in an unrealized loss for the Company. At March 31, 2009, the values of our CDS contracts before and after considering implications of our credit spreads were $(6,959.5) million and $(520.4) million, respectively. At December 31, 2008, the values of our CDS contracts before and after considering implications of our credit spreads were $(4,686.8) million and $(539.2) million, respectively. As noted above, our own credit spread widened from 180 basis points at December 31, 2007 to 1,775 basis points at December 31, 2008.

The following table summarizes the estimated change in fair values on the net balance of the Company’s credit derivative positions assuming immediate parallel shifts in credit spreads on AGC and on the risks that it assumes at March 31, 2009:

(Dollars in millions)

Credit Spreads(1)		Estimated Net Fair Value (Pre-Tax)	Estimated Pre-Tax Change in Gain / (Loss)

March 31, 2009:

100%	widening in spreads	$(1,603.8)	$(1,083.4)
50%	widening in spreads	(1,075.6)	(555.2)
25%	widening in spreads	(792.5)	(272.1)
10%	widening in spreads	(632.7)	(112.3)
Base Scenario		(520.4)	—
10%	narrowing in spreads	(457.2)	63.2
25%	narrowing in spreads	(366.0)	154.4
50%	narrowing in spreads	(233.0)	287.4

(1)                                  Includes the effects of spreads on both the underlying asset classes and the Company’s own credit spread.

The Company had no derivatives designated as hedges during 2009 and 2008.

5. Fair Value of Financial Instruments

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

FAS 157 specifies a fair value hierarchy based on whether the inputs to valuation techniques used to measure fair value are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Company estimates of market assumptions. In accordance with FAS 157, the fair value hierarchy prioritizes model inputs into three broad levels as follows:

·                  Level 1—Quoted prices for identical instruments in active markets.

·                  Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and observable inputs other than quoted prices, such as interest rates or yield curves and other inputs derived from or corroborated by observable market inputs.

·                  Level 3—Model derived valuations in which one or more significant inputs or significant value drivers are unobservable. This hierarchy requires the use of observable market data when available.

An asset or liability’s categorization within the fair value hierarchy is based on the lowest level of significant input to its valuation.

Effect on the Company’s financial statements

FAS 157 applies to both amounts recorded in the Company’s financial statements and to disclosures. Amounts recorded at fair value in the Company’s financial statements on a recurring basis are fixed maturity securities available for sale, short-term investments, credit derivative assets and liabilities relating to the Company’s CDS contracts and CCS Securities. The fair value of these items as of March 31, 2009 is summarized in the following table.

		Fair Value Measurements Using
(Dollars in millions)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Fixed maturity securities	$3,176.2	$—	$3,176.2	$—
Short-term investments	616.8	67.3	549.5	—
Credit derivative assets	149.8	—	—	149.8
CCS Securities	70.7	—	70.7	—
Total assets	$4,013.5	$67.3	$3,796.4	$149.8
Liabilities
Credit derivative liabilities	$706.8	$—	$—	$706.8
Total liabilities	$706.8	$—	$—	$706.8

The fair value of these items as of December 31, 2008 is summarized in the following table.

	Fair Value Measurements Using
(Dollars in millions)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Fixed maturity securities	$3,154.1	$—	$3,154.1	$—
Short-term investments	477.2	47.8	429.4	—
Credit derivative assets	147.0	—	—	147.0
CCS Securities	51.1	—	51.1	—
Total assets	$3,829.4	$47.8	$3,634.6	$147.0
Liabilities
Credit derivative liabilities	$733.8	$—	$—	$733.8
Total liabilities	$733.8	$—	$—	$733.8

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

The Company has analyzed the third party pricing services’ valuation methodologies and related inputs, and has also evaluated the various types of securities in its investment portfolio to determine an appropriate FAS 157 fair value hierarchy level based upon trading activity and observability of market inputs. Based on this evaluation, each price was classified as Level 1, 2 or 3. Prices provided by third party pricing services with market observable inputs are classified as Level 2. Prices on the money fund portion of short-term investments are classified as Level 1. No investments were classified as Level 3 as of or for the three months ended March 31, 2009.

Committed Capital Securities (“CCS Securities”)

The fair value of CCS Securities represents the present value of remaining expected put option premium payments under the CCS Securities agreements and the value of such estimated payments based upon the quoted price for such premium payments as of March 31, 2009 (see Note 10). The $70.7 million fair value asset for CCS Securities is included in the consolidated balance sheet. Changes in fair value of this asset are included in other income in the consolidated statement of operations and comprehensive income. The significant market inputs used are observable, therefore, the Company classified this fair value measurement as Level 2.

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

Market conditions at March 31, 2009 were such that market prices of the Company’s CDS contracts were not generally available. Where market prices were not available, the Company used a combination of observable market data and valuation models, using various market indices, credit spreads, the Company’s own credit risk, and estimated contractual payments to estimate the “Unrealized gains (losses) on credit derivatives” portion of the fair value of its credit derivatives. These models are primarily developed internally based on market conventions for similar transactions.

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

Valuation models include the use of management estimates and current market information. Management is also required to make assumptions on how the fair value of credit derivative instruments is affected by current market conditions. Management considers factors such as current prices charged for similar agreements, performance of underlying assets, life of the instrument, and the extent of credit derivative exposure the Company ceded under reinsurance agreements, and the nature and extent of activity in the financial guaranty credit derivative marketplace. The assumptions that management uses to determine its fair value may change in the future due to market conditions. Due to the inherent uncertainties of the assumptions used in the valuation models to determine the fair value of these credit derivative products, actual experience may differ from the estimates reflected in the Company’s consolidated financial statements and the differences may be material.

Listed below are various inputs and assumptions that are key to the establishment of our fair value for CDS contracts.

Assumptions

The key assumptions of our internally developed model include:

·                  Gross spread is the difference between the yield of a security paid by an issuer on an insured versus uninsured basis or, in the case of a CDS transaction, the difference between the yield and an index such as LIBOR. Such pricing is well established by historical financial guarantee fees relative to capital market spreads as observed and executed in competitive markets, including in financial guarantee reinsurance and secondary market transactions.

·                  Gross spread on a financial guarantee written in CDS form is allocated among 1) profit the originator, usually an investment bank, realizes for putting the deal together and funding the transaction, 2) premiums paid to us for our credit protection provided and 3) the cost of CDS protection purchased on us by the originator to hedge their counterparty credit risk exposure to the Company. The premium the Company receives is referred to as the net spread. The Company’s own credit risk is factored into the determination of net spread based on the impact of changes in the quoted market price for credit protection bought on the Company, as reflected by quoted market prices on CDS sold on Assured Guaranty Corp. The cost to acquire CDS protection sold on AGC affects the amount of spread on CDS deals that the Company captures and, hence, their fair value. As the cost to acquire CDS protection sold on AGC increases the amount of premium we capture on a deal generally decreases. As the cost to acquire CDS protection sold on AGC decreases the amount of premium we capture on a deal generally increases. In our model, the premium we capture is not permitted to go below the minimum rate that we would currently charge to assume similar risks. This has the effect of mitigating the amount of unrealized gains that are recognized on certain CDS contracts.

·                  The Company determines the fair value of its CDS contracts by applying the net spread for the remaining duration of each contract to the notional value of its CDS contracts.

·                  Actual transactions are used to validate the model results and to explain the correlation between various market indices and indicative CDS market prices.

Inputs

The specific model inputs are listed below, including how we derive inputs for market credit spreads on the underlying transaction collateral.

·                  Gross spread—This is an input into the Company’s fair value model that is used to ultimately determine the net spread a comparable financial guarantor would charge the Company to transfer risk at the reporting date. The Company’s estimate of fair value represents the difference between the estimated present value of premiums that a comparable financial guarantor would accept to assume the risk from the Company on the current reporting date, on terms identical to the original contracts written by the Company and at the contractual premium for each individual credit derivative contract.

This is an observable input that the Company obtains for deals it has closed or bid on in the market place.

·                  Credit spreads on risks assumed—These are obtained from market data sources published by third parties (e.g. dealer spread tables for the collateral similar to assets within our transactions) as well as collateral-specific spreads provided by trustees or obtained from market sources. If observable market credit spreads are not available or reliable for the underlying reference obligations, then market indices are used that most closely resembles the underlying reference obligations, considering asset class, credit quality rating and maturity of the underlying reference obligations. As discussed previously, these indices are adjusted to reflect the non-standard terms of the Company’s CDS contracts. As of March 31, 2009, the Company obtained approximately 20% of its credit spread data, based on notional par outstanding, from sources published by third parties, while 80% was obtained from market sources or similar market indices. Market sources determine credit spreads by reviewing new issuance pricing for specific asset classes and receiving price quotes from their trading desks for the specific asset in question. Management validates these quotes by cross-referencing quotes received from one market source against quotes received from another market source to ensure reasonableness. In addition, we compare the relative change in price quotes received from one quarter to another, with the relative change experienced by published market indices for a specific asset class. Collateral specific spreads obtained from third-party, independent market sources are un-published spread quotes from market participants and or market traders whom are not trustees. Management obtains this information as the result of direct communication with these sources as part of the valuation process.

·                  Credit spreads on the Company’s name—The Company obtains the quoted price of CDS contracts traded on AGC from market data sources published by third parties.

The following is an example of how changes in gross spreads, the Company’s own credit spread and the cost to buy protection on the Company affect the amount of premium the Company can demand for its credit protection. Scenario 1 represents the market conditions in effect on the transaction date and Scenario 2 represents market conditions at a subsequent reporting date.

	Scenario 1		Scenario 2
	bps	% of Total	bps	% of Total
Original Gross Spread / Cash Bond Price (in Bps)	185		500
Bank Profit (in Bps)	115	62%	50	10%
Hedge Cost (in Bps)	30	16%	440	88%
AGC Premium Received Per Annum (in Bps)	40	22%	10	2%

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

In this example, the contractual cash flows (the AGC premium above) exceed the amount a market participant would require AGC to pay in today’s market to accept its obligations under the credit default swap contract, thus resulting in an asset. This credit derivative asset is equal to the difference in premium rate discounted at a risk adjusted rate over the weighted average remaining life of the contract. The expected future cash flows for the Company’s credit derivatives were discounted at rates ranging from 1.0% to 23.0% over LIBOR at March 31, 2009, with over 95% of the transactions ranging from 1.0% to 6.0% over LIBOR.

The Company corroborates the assumptions in its fair value model, including the amount of exposure to the Company hedged by its counterparties, with independent third parties each reporting period. Recent increases in the CDS spread on AGC have resulted in the bank or deal originator hedging a greater portion of its exposure to AGC. This has the effect of reducing the amount of contractual cash flows AGC can capture for selling our protection.

The amount of premium a financial guaranty insurance market participant can demand is inversely related to the cost of credit protection on the insurance company as measured by market credit spreads. This is because the buyers of credit protection typically hedge a portion of their risk to the financial guarantor, due to the fact that contractual terms of financial guaranty insurance contracts typically do not require the posting of collateral by the guarantor. The widening of a financial guarantor’s own credit spread increases the cost to buy credit protection on the guarantor, thereby, reducing the amount of premium the guarantor can capture out of the gross spread on the deal. The extent of the hedge depends on the types of instruments insured and the current market conditions.

A credit derivative asset under FAS 157 is the result of contractual cash flows on in-force deals in excess of what a hypothetical financial guarantor could receive if it sold protection on the same risk as of the current reporting date. If the Company were able to freely exchange these contracts (i.e., assuming its contracts did not contain proscriptions on transfer and there was a viable exchange market), it would be able to realize an asset representing the difference between the higher contractual premiums to which it’s entitled and the current market premiums for a similar contract.

To clarify, management does not believe there is an established market where financial guaranty insured credit derivatives are actively traded. The terms of the protection under an insured financial guaranty credit derivative do not, except for certain rare circumstances, allow the Company to exit its contracts. Management has determined that the exit market for the Company’s credit derivatives is a hypothetical one based on its entry market. Management has tracked the historical pricing of the Company’s deals to establish historical price points in the hypothetical market that are used in the fair value calculation.

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

As of March 31, 2009, the Company obtained approximately 8% of its credit spread information, based on notional par outstanding, from actual collateral specific credit spreads, while 80% was based on market indices and 12% was based on spreads provided by the CDS counterparty. The Company interpolates a curve based on the historical relationship between premium the Company receives when a financial guarantee written in CDS form closes to the daily closing price of the market index related to the specific asset class and rating of the deal. This curve indicates expected credit spreads at each indicative level on the related market index. For specific transactions where no price quotes are available and credit spreads need to be extrapolated, an alternative transaction for which the Company has received a spread quote from one of the first three sources within the Company’s spread hierarchy is chosen. This alternative transaction will be within the same asset class, have similar underlying assets, similar credit ratings, and similar time to maturity. The Company then calculates the percentage of relative spread change quarter over quarter for the alternative transaction. This percentage change is then applied to the historical credit spread of the transaction for which no price quote was received in order to calculate the transactions current spread. Counterparties determine credit spreads by reviewing new issuance pricing for specific asset classes and receiving price quotes from their trading desks for the specific asset in question. These quotes are validated by cross-referencing quotes received from one market source with those quotes received from another market source to ensure reasonableness. In addition, management compares the relative change experienced on published market indices for a specific asset class for reasonableness and accuracy.

The Company’s credit derivative valuation model, like any financial model, has certain strengths and weaknesses

The primary strengths of the Company’s CDS modeling techniques are:

·                  The model takes account of transaction structure and the key drivers of market value. The transaction structure includes par insured, weighted average life, level of subordination and composition of collateral.

·                  The model maximizes the use of market-driven inputs whenever they are available. The key inputs to the model are market-based spreads for the collateral, and the credit rating of referenced entities. These are viewed by us to be the key parameters that affect fair value of the transaction.

·                  The Company is able to use actual transactions to validate its model results and to explain the correlation between various market indices and indicative CDS market prices.

·                  The model is a well-documented, consistent approach to valuing positions that minimizes subjectivity. The Company has developed a hierarchy for market-based spread inputs that helps mitigate the degree of subjectivity during periods of high illiquidity.

The primary weaknesses of the Company’s CDS modeling techniques are:

·                  There is no exit market or actual exit transactions. Thus our exit market is a hypothetical one based on our entry market.

·                  There is a very limited market in which to verify the fair values developed by the Company’s model.

·                  At March 31, 2009, the markets for the inputs to the model were highly illiquid, which impacts their reliability. However, the Company employs various procedures to corroborate the reasonableness of quotes received and calculated by our internal valuation model, including comparing to other quotes received on similarly structured transactions, observed spreads on structured products with comparable underlying assets and, on a selective basis when possible, through second independent quotes on the same reference obligation.

·                  Due to the non-standard terms under which the Company enters into derivative contracts, the fair value of its credit derivatives may not reflect the same prices observed in an actively traded market of credit derivatives that do not contain terms and conditions similar to those observed in the financial guaranty market.

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

The net par outstanding of the Company’s credit derivative contracts was $73.3 billion and $75.1 billion at March 31, 2009 and December 31, 2008, respectively. The estimated remaining average life of these contracts at March 31, 2009 was 7.9 years.

As required by FAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of March 31, 2009, these contracts are classified as Level 3 in the FAS 157 hierarchy since there is reliance on at least one unobservable input deemed significant to the valuation model, most significantly the Company’s estimate of the value of the non-standard terms and conditions of its credit derivative contracts and of the Company’s current credit standing.

The table below presents a reconciliation of the Company’s credit derivatives whose fair value included significant unobservable inputs (Level 3) during the three months ended March 31, 2009 and 2008.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	First Quarter 2009	First Quarter 2008
(Dollars in millions)	Credit Derivative Liability (Asset), net	Credit Derivative Liability (Asset), net

Beginning Balance	$586,807	$617,644
Total gains or losses realized and unrealized
Unrealized (gains) losses on credit derivatives	(26,982)	259,621
Realized gains and other settlements on credit derivatives	(20,579)	(27,617)
Current period net effect of purchases, settlements and other activity included in unrealized portion of beginning balance	17,724	31,989
Transfers in and/or out of Level 3	—	—

Ending Balance	$556,970	$881,637

Gains and losses (realized and unrealized) included in earnings for the period are reported as follows:
Total realized and unrealized (gains) losses included in earnings for the period	$(47,561)	$232,004

Change in unrealized (gains) losses on credit derivatives still held at the reporting date	$(27,182)	$262,462

6. Investments

The following table summarizes the Company’s aggregate investment portfolio as of March 31, 2009:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands of U.S. dollars)
Fixed maturity securities
U.S. government and agencies	$426,058	$36,575	$(23)	$462,610
Obligations of state and political subdivisions	1,245,811	34,310	(32,102)	1,248,019
Corporate securities	278,772	3,984	(20,522)	262,234
Mortgage-backed securities	1,089,288	28,968	(50,109)	1,068,147
Asset-backed securities	70,880	249	(2,006)	69,123
Foreign government securities	61,617	4,428	—	66,045
Preferred stock	—	—	—	—
Total fixed maturity securities	3,172,426	108,514	(104,762)	3,176,178
Short-term investments	616,834	—	—	616,834
Total investments	$3,789,260	$108,514	$(104,762)	$3,793,012

The following table summarizes the Company’s aggregate investment portfolio as of December 31, 2008:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands of U.S. dollars)
Fixed maturity securities
U.S. government and agencies	$426,592	$49,370	$(36)	$475,926
Obligations of state and political subdivisions	1,235,942	33,196	(51,427)	1,217,711
Corporate securities	274,237	5,793	(11,793)	268,237
Mortgage-backed securities	1,081,879	21,772	(51,817)	1,051,834
Asset-backed securities	80,710	—	(7,144)	73,566
Foreign government securities	50,323	4,173	—	54,496
Preferred stock	12,625	—	(258)	12,367
Total fixed maturity securities	3,162,308	114,304	(122,475)	3,154,137
Short-term investments	477,197	—	—	477,197
Total investments	$3,639,505	$114,304	$(122,475)	$3,631,334

Approximately 28% and 29% of the Company’s total investment portfolio as of March 31, 2009 and December 31, 2008, respectively, was composed of mortgage backed securities, including collateralized mortgage obligations and commercial mortgage backed securities. As of March 31, 2009 and December 31, 2008, respectively, approximately 70% and 69% of the Company’s total mortgage backed securities were government agency obligations. As of both March 31, 2009 and December 31, 2008, the weighted average credit quality of the Company’s entire investment portfolio was AA+. The Company’s portfolio is comprised primarily of high-quality, liquid instruments. The Company continues to receive sufficient information to value its investments and has not had to modify its approach due to the current market conditions.

Under agreements with its cedants and in accordance with statutory requirements, the Company maintains fixed maturity securities in trust accounts of $1,269.2 million and $1,233.4 million as of March 31, 2009 and December 31, 2008, respectively, for the benefit of reinsured companies and for the protection of policyholders, generally in states in which the Company or its subsidiaries, as applicable, are not licensed or accredited.

Under certain derivative contracts, the Company is required to post eligible securities as collateral, generally cash or U.S. government or agency securities. The need to post collateral under these transactions is generally based on mark-to-market valuation in excess of contractual thresholds. The fair market value of the Company’s pledged securities totaled $177.9 million and $157.7 million as of March 31, 2009 and December 31, 2008, respectively.

The Company has a formal review process for all securities in its investment portfolio, including a review for impairment losses. Factors considered when assessing impairment include:

·                  a decline in the market value of a security by 20% or more below amortized cost for a continuous period of at least six months;

·                  a decline in the market value of a security for a continuous period of 12 months;

·                  recent credit downgrades of the applicable security or the issuer by rating agencies;

·                  the financial condition of the applicable issuer;

·                  whether loss of investment principal is anticipated;

·                  whether scheduled interest payments are past due; and

·                  whether the Company has the ability and intent to hold the security for a sufficient period of time to allow for anticipated recoveries in fair value.

If the Company believes a decline in the value of a particular investment is temporary, the decline is recorded as an unrealized loss on the balance sheet in “accumulated other comprehensive income” in shareholders’ equity. If the Company believes the decline is “other than temporary,” the Company will write down the carrying value of the investment and record a realized loss in its consolidated statements of operations and comprehensive income. In periods subsequent to the recognition of an other-than-temporary impairment, the impaired security is accounted for as if it had been purchased on the measurement date of the impairment. Accordingly, the discount (or reduced premium) based on the new cost basis is accreted into net investment income in future periods based upon the amount and timing of expected future cash flows of the security, if the recoverable value of the investment based upon those cash flows is greater than the carrying value of the investment after the impairment.

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

As of March 31, 2009, the Company’s gross unrealized loss position stood at $104.8 million compared to $122.5 million at December 31, 2008. The $17.7 million decrease in gross unrealized losses was primarily attributable to municipal securities, $19.3 million, mortgage and asset backed securities, $6.9 million, and partially offset by an increase in gross unrealized losses in corporate securities, $8.8 million. The decrease in gross unrealized losses during the three months ended March 31, 2009 was related to the recovery of liquidity in the financial markets.

As of March 31, 2009, the Company had 85 securities in an unrealized loss position for greater than 12 months, representing a gross unrealized loss of $55.8 million. Of these securities, 28 securities had unrealized losses greater than 10% of book value. The total unrealized loss for these securities as of March 31, 2009 was $39.0 million. This unrealized loss is primarily attributable to the market illiquidity and volatility in the U.S. economy mentioned above and not specific to individual issuer credit. Except as noted below, the Company has recognized no other than temporary impairment losses and has the ability and intent to hold these securities until a recovery in value.

The Company recognized $18.5 million of other than temporary impairment losses substantially related to mortgage backed and corporate securities for the three months ended March 31, 2009 primarily due to the fact that it does not have the intent to hold these securities until there is a recovery in their value. The Company continues to monitor the value of these investments. Future events may result in further impairment of the Company’s investments. The Company had no write downs of investments for other than temporary impairment losses for the three months ended March 31, 2008.

The following table summarizes the unrealized losses in our investment portfolio by type of security and the length of time such securities have been in a continuous unrealized loss position as of the dates indicated:

	As of March 31, 2009		As of December 31, 2008
Length of Time in Continuous Unrealized Loss Position	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	($ in millions)
Municipal securities
0-6 months	$148.1	$(2.6)	$168.8	$(5.8)
7-12 months	174.8	(5.8)	310.6	(22.9)
Greater than 12 months	295.8	(23.7)	137.9	(22.7)

	618.7	(32.1)	617.3	(51.4)
Corporate securities
0-6 months	66.9	(7.6)	23.7	(1.7)
7-12 months	71.8	(9.0)	81.9	(8.5)
Greater than 12 months	20.1	(4.0)	14.2	(1.6)

	158.8	(20.6)	119.8	(11.8)
U.S. Government obligations
0-6 months	8.0	—	—	—
7-12 months	—	—	8.0	—
Greater than 12 months	—	—	—	—

	8.0	—	8.0	—
Mortgage and asset-backed securities
0-6 months	68.8	(12.0)	143.6	(15.5)
7-12 months	126.4	(12.0)	111.0	(36.2)
Greater than 12 months	113.1	(28.1)	74.4	(7.3)

	308.3	(52.1)	329.0	(59.0)
Preferred stocks
0-6 months	—	—	12.4	(0.3)
7-12 months	—	—	—	—
Greater than 12 months	—	—	—	—

	—	—	12.4	(0.3)

Total	$1,093.8	$(104.8)	$1,086.5	$(122.5)

The following table summarizes the unrealized losses in our investment portfolio by type of security and remaining time to maturity as of the dates indicated:

	As of March 31, 2009		As of December 31, 2008
Remaining Time to Maturity	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	($ in millions)

Municipal securities
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	5.4	—
Due after five years through ten years	43.0	(1.6)	42.4	(2.6)
Due after ten years	575.7	(30.5)	569.5	(48.8)
	618.7	(32.1)	617.3	(51.4)

Corporate securities
Due in one year or less	4.5	—	0.8	—
Due after one year through five years	28.9	(2.8)	23.9	(1.2)
Due after five years through ten years	104.6	(11.5)	72.6	(6.6)
Due after ten years	20.8	(6.3)	22.5	(4.0)
	158.8	(20.6)	119.8	(11.8)

U.S. Government obligations
Due in one year or less	8.0	—	8.0	—
Due after one year through five years	—	—	—	—
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—
	8.0	—	8.0	—

Mortgage and asset-backed securities	308.3	(52.1)	329.0	(59.0)

Preferred stocks	—	—	12.4	(0.3)
Total	$1,093.8	$(104.8)	$1,086.5	$(122.5)

The following table summarizes, for all securities sold at a loss through March 31, 2009 and 2008, the fair value and realized loss by length of time such securities were in a continuous unrealized loss position prior to the date of sale:

	Three Months Ended March 31,
	2009		2008
Length of Time in Continuous Unrealized Loss Prior to Sale	Estimated Fair Value	Gross Realized Losses	Estimated Fair Value	Gross Realized Losses
	($ in millions)

Municipal securities
0-6 months	$—	$—	$2.5	$(0.3)
7-12 months	—	—	—	—
Greater than 12 months	3.7	(1.7)	—	—
	3.7	(1.7)	2.5	(0.3)

Corporate securities
0-6 months	1.1	(0.4)	0.4	—
7-12 months	7.3	(6.9)	2.1	—
Greater than 12 months	0.8	(0.2)	—	—
	9.2	(7.5)	2.5	—

U.S. Government securities
0-6 months	—	—	—	—
7-12 months	—	—	—	—
Greater than 12 months	—	—	—	—
	—	—	—	—

Mortgage and asset-backed securities
0-6 months	0.1	(0.1)	4.9	(0.1)
7-12 months	7.6	(3.4)	1.2	—
Greater than 12 months	23.3	(12.2)	1.2	—
	31.0	(15.7)	7.3	(0.1)

Preferred stock
0-6 months	11.2	(1.5)	—	—
7-12 months	—	—	—	—
Greater than 12 months	—	—	—	—
	11.2	(1.5)	—	—
Total	$55.1	$(26.4)	$12.3	$(0.4)

7. Significant Risk Management Activities

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

Risk Management and Surveillance personnel are responsible for monitoring and reporting on all transactions in the insured portfolio, including exposures in both the Direct and Reinsurance segments. The primary objective of the surveillance process is to monitor trends and changes in transaction credit quality, detect any deterioration in credit quality, and recommend to management such remedial actions as may be necessary or appropriate. All transactions in the insured portfolio are risk rated, and surveillance personnel are responsible for adjusting those ratings to reflect changes in transaction credit quality. Surveillance personnel are also responsible for managing work-out and loss situations when necessary. For transactions where a loss is considered probable, surveillance personnel present analysis related to potential loss situations to a Reserve Committee. The Reserve Committee is made up of the Chief Executive Officer, Chief Financial Officer, Chief Actuary, General Counsel and Chief Accounting Officer. The Reserve Committee considers the information provided by surveillance personnel when setting reserves.

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

Below Investment Grade Credits

The Company’s surveillance department is responsible for monitoring our portfolio of credits and maintains a list of below investment grade (“BIG”) credits. The BIG credits are divided into three categories:

·                  Category 1 (below investment grade credit with no expected losses);

·                  Category 2 (below investment grade credit with a loss reserve established prior to an event of default);

·                  Category 3 (below investment grade credit with a loss reserve established and where an event of default has occurred or is imminent).

The BIG credit list includes all credits rated lower than BBB- where there is a material amount of exposure (generally greater than $10.0 million) or a material risk of the Company incurring a loss greater than $0.5 million. Credit ratings are based on the Company’s internal assessment of the likelihood of default. The Company’s internal credit ratings are generally in line or lower than those of the ratings agencies.

As part of our surveillance process, we continually monitor all of our investment grade credits to determine whether they have suffered any credit impairments. Our quarterly procedures included qualitative and quantitative analysis on all of our insured credits to ensure that all potential BIG credits have been identified. Credits we identified through this process as having future credit impairments are subjected to further review by surveillance personnel to ensure that they have an appropriate ratings assigned to them.

The following table provides financial guaranty net par outstanding by BIG category as of March 31, 2009 (dollars in millions):

	BIG Credits
	Category 1	Category 2	Category 3	Total

Number of policies	82	175	120	377

Remaining weighted-average contract period (in years)	16.9	12.1	7.4	11.5

Insured contractual payments outstanding:
Principal	$1,641.8	$1,226.4	$2,287.8	$5,155.9
Interest	1,139.7	629.0	684.5	2,453.2
Total	$2,781.5	$1,855.4	$2,972.3	$7,609.1

Gross reserves for loss and loss adjustment expenses	$2.8	$99.4	$192.9	$295.1
Less:
Gross potential recoveries	—	—	120.5	120.5
Discount, net	1.0	44.1	40.0	85.1
Net reserves for loss and loss adjustment expenses	$1.8	$55.3	$32.4	$89.5

Unearned premium reserves	$1.8	$9.9	$14.5	$26.2

Net reserves for loss and loss adjustment expenses reported in the balance sheet	$—	$45.4	$17.9	$63.2

Reinsurance recoverable	$—	$—	$(3.9)	$(3.9)

The Company’s loss adjustment expense reserves for mitigating claim liabilities were $1.7 million as of March 31, 2009.

In accordance with FAS 163, the above table includes financial guaranty contracts written in insurance form. It does not include financial guaranty contracts written in CDS form, mortgage guaranty insurance or the Company’s other lines of insurance.

The Company used weighted-average risk free discount rate of 2.4% to discount reserves for loss and loss adjustment expenses.

Overview of Significant Risk Management Activities

The Company insures various types of residential mortgage backed securitizations (“RMBS”). Such transactions may include obligations backed by closed-end first mortgage loans and closed and open-end second mortgage loans or home equity loans on one-to-four family residential properties, including condominiums and cooperative apartments. An RMBS transaction where the underlying collateral is comprised of revolving home equity lines of credit is generally referred to as a “HELOC” transaction. In general, the collateral supporting HELOC securitizations are second lien loans made to prime borrowers. As of March 31, 2009, the Company had net par outstanding of $1.6 billion related to HELOC securitizations, of which $1.2 billion were written in the Company’s financial guaranty direct segment. As of March 31, 2009, the Company had net par outstanding of $1.4 billion for transactions with Countrywide, of which $1.1 billion were written in the Company’s financial guaranty direct segment (“direct Countrywide transactions” or “Countrywide 2005-J” and “Countrywide 2007-D”). As of December 31, 2008, the Company had net par outstanding of $1.7 billion related to HELOC securitizations, of which $1.5 billion were transactions with Countrywide.

The performance of our HELOC exposures deteriorated during 2007 and 2008 and the first three months of 2009 and transactions, particularly those originated in the period from 2005 through 2007, continue to perform below our original underwriting expectations. In accordance with its standard practice, during the three months ended March 31, 2009, we evaluated the most currently available information, including trends in delinquencies and charge-offs on the underlying loans, draw rates on the lines of credit, and the servicer’s ability to fulfill its contractual obligations including its obligation to fund additional draws. The key assumptions used in our analysis of potential case loss reserves on the direct Countrywide transactions are presented in the following table:

Key Variables
Constant payment rate (CPR)	3-month average, 5–6.3% as of March 31, 2009
Constant default rate (CDR)	6-month average CDR of approximately 18–19% used for our initial default projections, ramping down to a steady state CDR of 1.0%
Draw rate	3-month average, 1–2% as of March 31, 2009
Excess spread	250 bps per annum
Repurchases of Ineligible loans by Countrywide	$79.0 million; or approximately 3.3% of original pool balance of $2.4 billion
Loss Severity	100%

In recent periods, CDR, CPR, Draw Rates and delinquency percentages have fluctuated within ranges that we believe make it appropriate to use rolling averages to project future performance. Accordingly, the Company is using modeling assumptions that are based upon or which approximate recent actual historical performance to project future performance and potential losses. In the first quarter 2009, consistent with FAS 163, the Company modeled and probability weighted a variety of potential time periods over which an elevated CDR may potentially occur.  Further, the Company also incorporated in its loss reserve estimates the possibility that in some of those scenarios the prepayment rates increase after the stressed CDR period, leading to lower recoveries through excess spread. The Company continues to model sensitivities around the results booked using a variety of CDR rates and stress periods as well as other modeling approaches including roll rates and hybrid roll rate/CDR methods.

As a result of this modeling and analysis, the Company incurred loss and loss adjustment expenses of $(4.9) million for its direct Countrywide transactions during First Quarter 2009. The Company’s cumulative incurred loss and loss adjustment expenses on the direct Countrywide transactions as of March 31, 2009 were $93.3 million ($73.0 million after-tax). During First Quarter 2009, the Company paid losses and loss adjustment expenses for its direct Countrywide transactions of $35.5 million compared to $22.6 million paid during First Quarter 2008. The Company’s cumulative paid losses and loss adjustment expenses for its direct Countrywide transactions are $205.5 million as of March 31, 2009. The Company expects to recover a significant amount of these paid losses through excess spread from future cash flows as well as funding of future draws and recoverables from breaches of representations and warranties with respect to the underlying collateral. The recoverable that reduces these losses in the amount of $112.2 million is included in “salvage recoverable” on the balance sheet as of March 31, 2009.

For the three months ended March 31, 2009, the Company incurred loss and loss adjustment expenses of $18.7 million for its HELOC exposures. Of this amount, $(0.1) million related to the Company’s financial guaranty direct segment, including $(4.9) million of incurred loss and loss adjustment expenses for the direct Countrywide transactions. The remaining $18.7 million of incurred loss and loss adjustment expenses related to the Company’s assumed HELOC exposures in its financial guaranty reinsurance segment.

The ultimate performance of the Company’s HELOC transactions will depend on many factors, such as the level and timing of loan defaults, interest proceeds generated by the securitized loans, repayment speeds and changes in home prices, as well as the levels of credit support built into each transaction. Other factors also may have a material impact upon the ultimate performance of each transaction, including the ability of the seller and servicer to fulfill all of their contractual obligations including its obligation to fund future draws on lines of credit as well as the amount of benefit received from put-backs of ineligible loans to Countrywide. The variables affecting transaction performance are interrelated, difficult to predict and subject to considerable volatility. If actual results differ materially from any of our assumptions, the losses incurred could be materially different from our estimate. We continue to update our evaluation of these exposures as new information becomes available.

A summary of the Company’s exposure to these two transactions and their actual performance statistics through March 31, 2009 are as follows:

($ in millions)

	Countrywide 2005J		Countrywide 2007D
Original principal balance	$1,500		$900
Remaining principal balance	$492.5		$580.9
Cumulative losses (% of original principal balance)(1)	12.1%		17.2%
Total delinquencies (% of current balance)(2)	19.4%		17.3%
Average initial FICO score of borrowers(3)	709		712
Interest margin over prime(4)	2.0%		1.8%
Revolving period(5)	10		10
Repayment period(6)	15		15
Average draw rate(7)	1.1%		1.5%
Average constant payment rate(8)	5.0%		6.3%
Excess spread(9)	321	bps	292	bps
Expected collateral loss(10)	20.2%		34.1%

(1)          Cumulative collateral losses expressed as a percentage of the original deal balance.

(2)          Total delinquencies (includes bankruptcies, foreclosures and real estate owned by Countrywide) as a percentage of the current deal balance.

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

(7)          Represents the three-month average draw rate as of March 2009.

(8)          Represents the three-month average constant payment rate as of March 2009.

(9)          Excess spread during March 2009.

(10)    Calculated using a weighted average basis.

Another type of RMBS transaction is generally referred to as “Subprime RMBS”. The collateral supporting such transactions is comprised of first-lien residential mortgage loans made to subprime borrowers. A “subprime borrower” is one considered to be a higher risk credit based on credit scores or other risk characteristics. As of March 31, 2009, we had net par outstanding of $6.5 billion related to Subprime RMBS securitizations, of which $612 million is classified by us as Below Investment Grade risk. Of the total U.S. Subprime RMBS exposure of $6.5 billion, $6.0 billion is from transactions issued in the period from 2005 through 2007 and written in our direct financial guaranty segment. As of March 31, 2009, we had case reserves of $10.0 million related to our $6.5 billion U.S. Subprime RMBS exposure, of which $1.8 million were related to our $6.0 billion exposure in the direct financial guaranty segment for transactions issued from 2005 through 2007.

The problems affecting the subprime mortgage market have been widely reported, with rising delinquencies, defaults and foreclosures negatively impacting the performance of Subprime RMBS transactions. Those concerns relate primarily to Subprime RMBS issued in the period from 2005 through 2007. The $6.0 billion exposure that we have to such transactions in our direct financial guaranty segment benefits from various structural protections, including credit enhancement that on average currently equals approximately 54.6% of the remaining principal balance of the transactions.

We also have exposure of $415 million to Closed-End Second (“CES”) RMBS transactions, of which $405 million is in the direct segment. As with other types of RMBS, we have seen significant deterioration in the performance of our CES transactions. On two transactions, which had exposure of $304 million, as of March 31, 2009 we have seen a significant increase in delinquencies and collateral losses, which resulted in erosion of the Company’s credit enhancement and the payment of claims totaling $26.4 million. Based on the Company’s analysis of these transaction and their projected collateral losses, the Company had case reserves of $38.1 million as of March 31, 2009.

Another type of RMBS transaction is generally referred to as “Alt-A RMBS”. The collateral supporting such transactions is comprised of first-lien residential mortgage loans made to prime quality borrowers that lack certain ancillary characteristics that would make them prime. Included in this category is Alt-A Option ARMs, which include transactions where 66% or more of the collateral is comprised of mortgage loans that have the potential to negatively amortize. As of March 31, 2009, the Company had net par outstanding of $7.7 billion related to Alt-A RMBS securitizations. Of that amount, $7.4 billion is from transactions issued in the period from 2005 through 2007 and written in the Company’s financial guaranty direct segment. As of March 31, 2009, the Company had case reserves of $12.5 million for ALT-A and $11.4 million for Option-ARM related to its $7.7 billion Alt-A/Option ARM RMBS exposure, in the financial guaranty direct and reinsurance segments, respectively.

The ultimate performance of the Company’s RMBS transactions remains highly uncertain and may be subject to considerable volatility due to the influence of many factors, including the level and timing of loan defaults, changes in housing prices and other variables. The Company will continue to monitor the performance of its RMBS exposures and will adjust the risk ratings of those transactions based on actual performance and management’s estimates of future performance.

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

In order for the Company to incur an ultimate net loss on these transactions, adverse experience on the underlying block of life insurance policies and/or credit losses in the investment portfolio would need to exceed the level of credit enhancement built into the transaction structures. Based on its analysis of the information currently available, including estimates of future investment performance, projected credit impairments on the invested assets and performance of the blocks of life insurance business, at March 31, 2009, the Company’s case reserve is now $43.0 million for the Ballantyne transaction. The Company has not established a case loss reserve for the Orkney Re II transaction.

On December 19, 2008, the Company sued J.P. Morgan Investment Management Inc. (“JPMIM”), the investment manager in the Orkney II transaction, in New York Supreme Court alleging that JPMIM engaged in breaches of fiduciary duty, gross negligence and breaches of contract based upon its handling of the investments of Orkney Re II. JPMIM has filed a motion to dismiss Assured’s complaint, which has been opposed by Assured. The Court has not yet acted on the motion to dismiss.

The Company has exposure to a public finance transaction for sewer service in Jefferson County, Alabama through several reinsurance treaties. The Company’s total exposure to this transaction is approximately $455 million as of March 31, 2009. The Company has made debt service payments during the year and expects to make additional payments in the near term. Through our cedants, the Company is currently in discussions with the bond issuer to structure a solution, which may result in some or all of these payments being recoverable. The Company incurred cumulative loss and loss adjustment expenses of $19.3 million as of March 31, 2009.

8. Analysis Of Premiums Written, Premiums Earned And Loss And Loss Adjustment Expenses

The Company enters into reinsurance agreements with non-affiliated companies to limit its exposure to risk on an on-going basis. In the event that any or all of the reinsurers are unable to meet their obligations, the Company would be liable for such defaulted amounts. Direct, assumed, and ceded premium and loss and loss adjustment expense amounts for three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended March 31,
	2009	2008
	(in thousands of U.S. dollars)

Premiums Written
Direct	$140,080	$146,409
Assumed	94,678	29,393
Ceded	38	(6,110)

Net	$234,796	$169,692

Premiums Earned
Direct	$106,463	$17,967
Assumed	46,928	30,927
Ceded	(4,945)	(2,061)

Net	$148,446	$46,833

Loss and Loss Adjustment Expenses
Direct	$15,066	$35,915
Assumed	67,228	19,028
Ceded	(2,540)	195

Net	$79,754	$55,138

Net premiums written for First Quarter 2009 were $234.8 million compared with $169.7 million for First Quarter 2008. The $65.1 million increase is mainly attributable to the Company’s direct premiums written resulting from the expansion of the Company’s financial guaranty direct segment, particularly in the U.S. public finance market. First Quarter 2009 included upfront direct premiums written of $112.9 million from the Company’s U.S. public finance business compared with $121.6 million in First Quarter 2008.

Net premiums earned for First Quarter 2009 were $148.4 million compared with $46.8 million for First Quarter 2008. The $101.6 million increase is partially attributable to the Company’s direct earned premiums which increased $88.5 million in First Quarter 2009, compared with First Quarter 2008. This increase is principally attributable to accelerated premiums earned of $73.6 million resulting from early contract terminations in the financial guaranty direct segment and to the continued growth of the Company’s in-force book of business. First Quarter 2009 earned premiums include $5.3 million related to the accretion of discount on future financial guaranty installment premiums as the result of the implementation of FAS 163 effective January 1, 2009. The First Quarter 2009 and First Quarter 2008 did not have any earned premiums from public finance refundings in the financial guaranty direct segment but did have $16.7 million and $2.4 million in the financial guaranty reinsurance segment for these periods. Public finance refundings reflect the unscheduled pre-payment or refundings of underlying municipal bonds. Also contributing to the Company’s increase in net premiums earned was the financial guaranty reinsurance segment, which increased $18.4 million compared to the same period last year. This increase was mainly due to the portfolio assumed from Ambac Assurance Corp. (“Ambac”) during December 2007. Offsetting these increases was a decrease of $1.1 million in net premiums earned in the mortgage segment due to run-off.

Loss and loss adjustment expenses (“LAE”) were $79.8 million and $55.1 million for First Quarter 2009 and First Quarter 2008, respectively. First Quarter 2009 included a decrease in loss and loss adjustment expenses in the financial guaranty direct segment of $24.2 million offset by an increase of $17.6 million in the financial guaranty reinsurance segment and $31.2 million in the mortgage segment, as a result of a loss reserve estimate related to a contract under dispute.

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

Reinsurance recoverable on ceded losses and LAE as of March 31, 2009 and December 31, 2008 were $7.8 million and $6.5 million, respectively and are mainly related to the Company’s other segment. In the event that any or all of the reinsurers are unable to meet their obligations, the Company would be liable for such defaulted amounts.

Agreement with CIFG Assurance North America, Inc.

AGC entered into an agreement with CIFG Assurance North America, Inc. (“CIFG”) to assume a diversified portfolio of financial guaranty contracts totaling approximately $13.3 billion of net par outstanding. The Company closed the transaction in January 2009 and received $75.6 million ($85.7 million of upfront premiums net of ceding commissions) and will receive approximately $12.2 million of future installments premiums.

9. Commitments and Contingencies

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

Coverage under the Agreement was triggered only when the Reinsured’s: (1) combined loss ratio exceeded 100%; and (2) risk to capital ratio exceeded 25 to 1, according to insurance statutory accounting. In April 2008, AGMIC notified the Reinsured it was terminating the Agreement because of the Reinsured’s breach of the terms of the Agreement. The Reinsured notified AGMIC that it considers the Agreement to remain in effect and that the two coverage triggers under the Agreement apply as of April 1, 2008. By letter dated May 5, 2008, the Reinsured demanded arbitration against AGMIC seeking a declaration that the Agreement remains in effect and alleged compensatory and other damages. The arbitration hearing took place before a three person panel in December 2008 and January 2009. Post hearing briefing and oral arguments was completed on February 26, 2009, and the arbitration panel could render its decision at any time.

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

10. Long-Term Debt and Credit Facilities

The Company’s unaudited interim consolidated financial statements include long-term debt used to fund the Company’s insurance operations, and related interest expense, as described below.

Senior Notes

On May 18, 2004, Assured Guaranty US Holdings Inc. (“AGUS”), a subsidiary of the Company, issued $200.0 million of 7.0% Senior Notes due 2034 for net proceeds of $197.3 million. The proceeds of the offering were used to repay substantially all of a $200.0 million promissory note issued to a subsidiary of ACE in April 2004 as part of the IPO related formation transactions. The coupon on the Senior Notes is 7.0%, however, the effective rate is approximately 6.4%, taking into account the effect of a cash flow hedge executed by the Company in March 2004, the term of which matches that of the Senior Notes. The Company recorded interest expense of $3.3 million, including $0.2 million of amortized gain on the cash flow hedge, for both First Quarter 2009 and First Quarter 2008. These Senior Notes are fully and unconditionally guaranteed by Assured Guaranty Ltd.

Series A Enhanced Junior Subordinated Debentures

On December 20, 2006, AGUS issued $150.0 million of Series A Enhanced Junior Subordinated Debentures (the “Debentures”) due 2066 for net proceeds of $149.7 million. The proceeds of the offering were used to repurchase 5,692,599 of Assured Guaranty Ltd.’s common shares from ACE Bermuda Insurance Ltd., a subsidiary of ACE. The Debentures pay a fixed 6.40% rate of interest until December 15, 2016, and thereafter pay a floating rate of interest, reset quarterly, at a rate equal to 3 month LIBOR plus a margin equal to 2.38%. AGUS may elect at one or more times to defer payment of interest for one or more consecutive periods for up to ten years. Any unpaid interest bears interest at the then applicable rate. AGUS may not defer interest past the maturity date. The Company recorded interest expense of $2.5 million in both First Quarter 2009 and First Quarter 2008. These Debentures are guaranteed on a junior subordinated basis by Assured Guaranty Ltd.

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

The 2006 credit facility’s financial covenants require that Assured Guaranty Ltd. (a) maintain a minimum net worth of seventy-five percent (75%) of the Consolidated Net Worth of Assured Guaranty Ltd. as of the most recent fiscal quarter of Assured Guaranty Ltd. prior to November 6, 2006 and (b) maintain a maximum debt-to-capital ratio of 30%. In addition, the 2006 credit facility requires that AGC maintain qualified statutory capital of at least 75% of its statutory capital as of the fiscal quarter prior to November 6, 2006. Furthermore, the 2006 credit facility contains restrictions on Assured Guaranty Ltd. and its subsidiaries, including, among other things, in respect of their ability to incur debt, permit liens, become liable in respect of guaranties, make loans or investments, pay dividends or make distributions, dissolve or become party to a merger, consolidation or acquisition, dispose of assets or enter into affiliate transactions. Most of these restrictions are subject to certain minimum thresholds and exceptions. The 2006 credit facility has customary events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, bankruptcy or insolvency proceedings, change of control and cross-default to other debt agreements. A default by one borrower will give rise to a right of the lenders to terminate the facility and accelerate all amounts then outstanding. As of March 31, 2009 and December 31, 2008, Assured Guaranty was in compliance with all of those financial covenants.

As of March 31, 2009 and December 31, 2008, no amounts were outstanding under this facility nor have there been any borrowings under this facility.

Letters of credit totaling approximately $2.9 million remained outstanding as of March 31, 2009 and December 31, 2008, respectively, discussed in Note 9.

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

As of March 31, 2009 and December 31, 2008, no amounts were outstanding under this facility nor have there been any borrowings under the life of this facility.

Committed Capital Securities

On April 8, 2005, AGC entered into four separate agreements with four different unaffiliated custodial trusts pursuant to which AGC may, at its option, cause each of the custodial trusts to purchase up to $50.0 million of perpetual preferred stock of AGC. The custodial trusts were created as a vehicle for providing capital support to AGC by allowing AGC to obtain immediate access to new capital at its sole discretion at any time through the exercise of the put option. If the put options were exercised, AGC would receive $200.0 million in return for the issuance of its own perpetual preferred stock, the proceeds of which may be used for any purpose including the payment of claims. The put options were not exercised during 2009 or 2008. Initially, all of committed capital securities of the custodial trusts (the “CCS Securities”) were issued to a special purpose pass-through trust (the “Pass-Through Trust”). The Pass-Through Trust was dissolved in April 2008 and the committed capital securities were distributed to the holders of the Pass-Through Trust’s securities. Neither the Pass-Through Trust nor the Custodial Trusts are consolidated in Assured Guaranty Ltd.’s financial statements.

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

During First Quarter 2009 and First Quarter 2008, AGC incurred $1.4 million and $0.7 million, respectively, of put option premiums which are an on-going expense. The increase in First Quarter 2009 compared with First Quarter 2008 was due to the increase in annualized rates from One-Month LIBOR plus 110 basis points to One-Month LIBOR plus 250 basis points as a result of the failed auction process in April 2008. These expenses are presented in the Company’s unaudited interim consolidated statements of operations and comprehensive income under other expense.

The CCS securities had a fair value of $70.7 million (see Note 5) and $51.1 million as of March 31, 2009 and December 31, 2008, respectively, and a change in fair value during First Quarter 2009 and First Quarter 2008 of $19.7 million and $8.5 million, respectively, which are recorded in the unaudited interim consolidated statements of operations and comprehensive income in other income.

11. Employee Benefit Plans

Share-Based Compensation

Share-based compensation expense in First Quarter 2009 and First Quarter 2008 was $3.8 million ($3.1 million after tax) and $6.4 million ($5.4 million after tax), respectively. The effect on basic and diluted earnings per share for First Quarter 2009 and First Quarter 2008 was $0.03 and $0.07, respectively. First Quarter 2009 and First Quarter 2008 expense included $2.0 million ($1.8 million after tax) and $3.9 million ($3.5 million after tax), respectively, related to accelerated vesting for stock award grants to retirement-eligible employees.

Performance Retention Plan

The Company recognized approximately $5.2 million ($4.4 million after-tax) and $5.5 million ($4.6 million after-tax) of expense for performance retention awards in First Quarter 2009 and First Quarter 2008, respectively. Included in First Quarter 2009 and First Quarter 2008 amounts were $4.3 million and $4.6 million, respectively, of accelerated expense related to retirement eligible employees.

12. Earnings Per Share

Effective January 1, 2009, the Company adopted FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP”). The FSP clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities. Restricted stock awards granted prior to February 2008 are considered participating securities as they received non-forfeitable rights to dividends at the same rate as common stock. As participating securities, the Company is required to include these instruments in the calculation of basic earnings per share (“EPS”), and needs to calculate basic EPS using the two-class method described in FAS No. 128, “Earnings per Share.”

Prior to adoption of the FSP, restricted stock was included in our dilutive EPS calculation using the treasury stock method. The two-class method of computing EPS is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Basic EPS is then calculated by dividing net (loss) income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS adjusts basic (loss) earnings per share for the effects of restricted stock, stock options and other potentially dilutive financial instruments (“dilutive securities”), only in the periods in which such effect is dilutive. The dilutive effect of the dilutive securities is reflected in diluted EPS by application of the more dilutive of (1) the treasury stock method or (2) the two-class method assuming nonvested shares are not converted into common shares. The FSP requires the presentation of basic and diluted EPS for each class of common stock. The Company has a single class of common stock. Therefore, the following EPS amounts only pertain to common stock. Pursuant to the FSP, all prior period EPS data were adjusted retrospectively. The impact of adopting the FSP increased previously reported basic EPS by $0.02 and previously reported diluted EPS by $0.02 for the three months ended March 31, 2008.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2009	2008
	(in thousands of U.S. dollars except per share amounts)

Net income (loss)	$85,489	$(169,209)
Less: Distributed and undistributed income (loss) available to nonvested shareholders	501	(2,131)
Distributed and undistributed income (loss) available to common shareholders	$84,988	$(167,078)

Basic shares	90,811	80,044
Effect of dilutive securities:
Options and restricted stock awards	364	—

Diluted shares	91,175	80,044

Basic EPS	$0.94	$(2.09)
Diluted EPS	$0.93	$(2.09)

Potentially dilutive securities representing approximately 4.8 million and 5.4 million shares of common stock for the three months ended March 31, 2009 and 2008, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been antidilutive.

13. Income Taxes

As of both March 31, 2009 and December 31, 2008, Assured Guaranty Re Overseas Ltd. (“AGRO”) had a stand alone NOL of $47.9 million, which is available to offset its future U.S. taxable income. The Company has $27.2 million of this NOL available through 2017 and $20.7 million available through 2023. AGRO’s stand alone NOL is not permitted to offset the income of any other members of AGRO’s consolidated group due to certain tax regulations. Assured Guaranty Mortgage Insurance Company (“AGMIC”) is a member of the same consolidated tax group as AGRO. In First Quarter 2009 AGMIC had a projected NOL of $9.6 million which would be available through 2020.

Under applicable accounting rules, the Company is required to establish a valuation allowance for NOLs that are more likely than not to expire before being utilized. Management has assessed the likelihood of realization of all of its deferred tax assets. Based on this analysis, management believes it is more likely than not that $20.0 million of AGRO’s $47.9 million NOL will not be utilized before it expires and has established a $7.0 million valuation allowance related to the NOL deferred tax asset. In addition, management believes it is more likely than not that AGMIC’s NOL will not be utilized before it expires and has established a $3.4 million valuation allowance related to the NOL deferred tax asset. Management believes that all other deferred income taxes are more-likely-than-not to be realized. The valuation allowance is subject to considerable judgment, is reviewed quarterly and will be adjusted to the extent actual taxable income differs from estimates of future taxable income that may be used to realize NOLs or capital losses.

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

The Company initially recorded a $49.0 million reduction of its existing deferred tax liability, based on an estimate of the ultimate resolution of the Section 338(h)(10) election. Under the tax allocation agreement, the Company estimated that, as of the IPO date, it was obligated to pay $20.9 million to AFS and accordingly established this amount as a liability. The initial difference, which is attributable to the change in the tax basis of certain liabilities for which there is no associated step-up in the tax basis of its assets and no amounts due to AFS, resulted in an increase to additional paid-in capital of $28.1 million. As of March 31, 2009 and December 31, 2008, the liability for tax basis step-up adjustment, which is included in the Company’s balance sheets in “Other liabilities,” was $9.0 million and $9.1 million, respectively. The Company has paid ACE and correspondingly reduced its liability by $0.2 million and $0.2 million in First Quarter 2009 and First Quarter 2008, respectively.

Tax Treatment of CDS

The Company treats the guaranty it provides on CDS as insurance contracts for tax purposes and as such a taxable loss does not occur until the Company expects to make a loss payment to the buyer of credit protection based upon the occurrence of one or more specified credit events with respect to the contractually referenced obligation or entity. The Company holds its CDS to maturity, at which time any unrealized mark to market loss would revert to zero absent any credit related losses. As of March 31, 2009, the Company did not anticipate any significant credit related losses on its credit default swaps and, therefore, no resultant tax deductions.

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

As of March 31, 2009 and December 31, 2008 the deferred tax assets associated with CDS were $124.0 million and $116.5 million, respectively. The Company came to the conclusion that it is more likely than not that its deferred tax asset related to CDS will be fully realized after weighing all positive and negative evidence available as required under FAS 109. The evidence that was considered included the following:

Negative Evidence

·                  Although the Company believes that income or losses for these credit default swaps are properly characterized for tax purposes as ordinary, the federal tax treatment is an unsettled area of tax law as described above.

·                  Changes in the fair value of CDS have resulted in significant swings in the Company’s net income in recent periods. Changes in the fair value of CDS in future periods could result in the U.S. consolidated tax group having a pre-tax loss under GAAP. Although not recognized for tax, this loss could result in a cumulative three year pre-tax loss, which is considered significant negative evidence for the recoverability of a deferred tax asset under FAS 109.

·                  For the three year period ended March 31, 2009 the US consolidated tax group had a pre-tax loss under GAAP of $103.9 million.

Positive Evidence

·                  The mark to market loss on CDS is not considered a tax event, and therefore no taxable loss has occurred.

·                  The Company is in a cumulative net gain position related to the taxable activity on CDS contracts.

·                  The Company has no significant anticipated loss payments under its existing CDS contracts.

·                  After analysis of the current tax law on CDS the Company believes it is more likely than not that the CDS will be treated as ordinary income or loss for tax purposes.

·                  Assuming a hypothetical loss were triggered for the amount of deferred tax asset (“DTA”), there would be enough taxable income through carryback and future income to offset it as follows:

·                  The amortization of the tax-basis unearned premium reserve of $599.6 million as of March 31, 2009 as well as the collection of future installment premiums of contracts already written we believe will result in significant taxable income in the future.

·                  The Company has the ability to carryback losses two years which would offset over $22.8 million of losses as of March 31, 2009.

·                  Although the Company has a significant tax exempt portfolio, this can be converted to taxable securities as permitted as a tax planning strategy under FAS 109.

·                  The mark-to-market loss is reflective of market valuations and will change from quarter to quarter. It is not indicative of the Company’s ability to enter new business. The Company writes and continues to write new business which will increase the amortization of unearned premium and investment portfolio resulting in expected taxable income in future periods.

After examining all of the available positive and negative evidence, the Company believes that no valuation allowance is necessary in connection with the deferred tax asset. The Company will continue to analyze the need for a valuation allowance on a quarter to quarter basis.

14. Segment Reporting

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

The following tables summarize the components of underwriting gain (loss) for each reporting segment:

	Three Months Ended March 31, 2009
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)

Net earned premiums	$101.5	$46.2	$0.8	$—	$148.4
Realized gain and other settlements on credit derivatives	20.0	0.6	—	—	20.6
Loss and loss adjustment expenses	11.7	36.8	31.2	—	79.8
Incurred losses (gains) on credit derivatives	(7.3)	(0.7)	—	—	(8.1)
Total loss and loss adjustment expenses	4.4	36.1	31.2	—	71.7
Profit commission expense	—	0.2	0.1	—	0.3
Acquisition costs	6.2	17.1	0.1	—	23.4
Other operating expenses	24.0	7.6	0.7	—	32.3

Underwriting gain (loss)	$87.0	$(14.2)	$(31.3)	$—	$41.5

	Three Months Ended March 31, 2008
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)

Net earned premiums	$17.3	$27.8	$1.9	$—	$46.8
Realized gain and other settlements on credit derivatives	27.3	0.3	—	—	27.6
Loss and loss adjustment expenses (recoveries)	35.9	19.2	—	—	55.1
Incurred losses on credit derivatives	3.2	—	—	—	3.2
Total loss and loss adjustment expenses (recoveries)	39.1	19.2	—	—	58.3
Profit commission expense	—	1.1	0.1	—	1.2
Acquisition costs	3.0	8.8	0.1	—	11.9
Other operating expenses	21.3	6.4	0.9	—	28.6

Underwriting (loss) gain	$(18.9)	$(7.3)	$0.8	$—	$(25.4)

The following is a reconciliation of total underwriting (loss) gain to (loss) income before provision for income taxes for the periods ended:

	Three Months Ended March 31,
	2009	2008
	(in millions of U.S. dollars)

Total underwriting gain (loss)	$41.5	$(25.4)
Net investment income	43.6	36.6
Net realized investment (losses) gains	(17.1)	0.6
Unrealized gains (losses) on credit derivatives, excluding incurred losses on credit derivatives	18.8	(256.4)
Other income	20.6	8.5
Interest expense	(5.8)	(5.8)
Other expense	(1.4)	(0.7)

Income (loss) before provision for income taxes	$100.1	$(242.8)

The following table provides the lines of businesses from which each of the Company’s segments derive their net earned premiums:

	Three Months Ended March 31,
	2009	2008
	(in millions of U.S. dollars)

Financial guaranty direct:
Public finance	$85.5	$4.1
Structured finance	16.0	13.2
Total	101.5	17.3

Financial guaranty reinsurance:
Public finance	34.8	18.6
Structured finance	11.4	9.2
Total	46.2	27.8

Mortgage guaranty:
Mortgage guaranty	0.8	1.9

Total net earned premiums	148.4	46.8

Net credit derivative premiums received and receivable	29.5	27.8

Total net earned premiums and credit derivative premiums received and receivable	$178.0	$74.7

The other segment had an underwriting gain of $0 million for both First Quarter 2009 and First Quarter 2008.

15. Subsidiary Information

The following tables present the unaudited condensed consolidated financial information for Assured Guaranty Ltd., Assured Guaranty US Holdings Inc., of which AGC is a subsidiary and other subsidiaries of Assured Guaranty Ltd. as of March 31, 2009 and December 31, 2008 and for the three months ended March 31, 2009 and 2008.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2009

(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)

Assets
Total investments and cash	$4,419	$1,799,467	$2,008,454	$—	$3,812,340
Investment in subsidiaries	2,003,499	—	—	(2,003,499)	—
Deferred acquisition costs	—	55,804	326,721	—	382,525
Reinsurance recoverable	—	21,407	2,472	(16,116)	7,763
Goodwill	—	85,417	—	—	85,417
Credit derivative assets	—	121,321	28,477	—	149,798
Premiums receivable	—	419,250	475,303	(146,139)	748,414
Deferred tax asset	—	101,595	15,965	—	117,560
Other	22,598	584,873	62,075	(385,035)	284,511

Total assets	$2,030,516	$3,189,134	$2,919,467	$(2,550,789)	$5,588,328

Liabilities and shareholders’ equity

Liabilities
Unearned premium reserves	$—	$1,202,038	$1,291,100	$(339,826)	$2,153,312
Reserves for losses and loss adjustment expenses	—	143,633	122,799	(43,877)	222,555
Profit commissions payable	—	3,971	3,780	—	7,751
Credit derivative liabilities	—	497,401	209,367	—	706,768
Senior Notes	—	197,452	—	—	197,452
Series A Enhanced Junior Subordinated Debentures	—	149,774	—	—	149,774
Other	4,923	234,145	49,642	(163,587)	125,123

Total liabilities	4,923	2,428,414	1,676,688	(547,290)	3,562,735

Total shareholders’ equity	2,025,593	760,720	1,242,779	(2,003,499)	2,025,593

Total liabilities and shareholders’ equity	$2,030,516	$3,189,134	$2,919,467	$(2,550,789)	$5,588,328

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2008

(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)

Assets
Total investments and cash	$188	$1,651,761	$1,991,690	$—	$3,643,639
Investment in subsidiaries	1,901,108	—	—	(1,901,108)	—
Deferred acquisition costs	—	78,987	209,629	—	288,616
Reinsurance recoverable	—	22,014	3,474	(18,960)	6,528
Goodwill	—	85,417	—	—	85,417
Credit derivative assets	—	125,082	21,877	—	146,959
Premiums receivable	—	6,659	23,559	(14,475)	15,743
Deferred tax asset	—	109,565	19,553	—	129,118
Other	29,427	383,272	49,502	(222,514)	239,687

Total assets	$1,930,723	$2,462,757	$2,319,284	$(2,157,057)	$4,555,707

Liabilities and shareholders’ equity

Liabilities
Unearned premium reserves	$—	$707,957	$713,948	$(188,191)	$1,233,714
Reserves for losses and loss adjustment expenses	—	133,710	90,752	(27,664)	196,798
Profit commissions payable	—	3,971	4,613	—	8,584
Credit derivative liabilities	—	481,253	252,513	—	733,766
Senior Notes	—	197,443	—	—	197,443
Series A Enhanced Junior Subordinated Debentures	—	149,767	—	—	149,767
Other	4,501	82,024	62,982	(40,094)	109,413

Total liabilities	4,501	1,756,125	1,124,808	(255,949)	2,629,485

Total shareholders’ equity	1,926,222	706,632	1,194,476	(1,901,108)	1,926,222

Total liabilities and shareholders’ equity	$1,930,723	$2,462,757	$2,319,284	$(2,157,057)	$4,555,707

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments*	Assured Guaranty Ltd. (Consolidated)

Revenues
Net earned premiums	$—	$67,725	$80,721	$—	$148,446
Net investment income	1	19,313	24,367	(80)	43,601
Net realized investment gains (losses)	—	238	(17,348)	—	(17,110)
Change in fair value of credit derivatives
Realized gain and other settlements on credit derivatives	—	24,363	(3,763)	(21)	20,579
Unrealized losses on credit derivatives	—	(23,147)	50,108	21	26,982
Net change in fair value of credit derivatives	—	1,216	46,345	—	47,561
Equity in earnings of subsidiaries	96,726	—	—	(96,726)	—
Other income	—	20,809	—	(241)	20,568

Total revenues	96,727	109,301	134,085	(97,047)	243,066

Expenses
Loss and loss adjustment expenses	—	21,382	58,372	—	79,754
Acquisition costs and other operating expenses	11,238	16,238	28,518	—	55,994
Other	—	7,221	—	—	7,221

Total expenses	11,238	44,841	86,890	—	142,969

(Loss) income before (benefit) provision for income taxes	85,489	64,460	47,195	(97,047)	100,097

Total (benefit) provision for income taxes	—	18,781	(4,173)	—	14,608

Net (loss) income	$85,489	$45,679	$51,368	$(97,047)	$85,489

* Due to the accounting for subsidiaries under common control, net income in the consolidating adjustment column does not equal parent company equity in earnings of subsidiaries, due to 1) recognition of income by Assured Guaranty US Holdings Inc. for dividends received from Assured Guaranty Ltd. and 2) the residual effects of the FSA agreement.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2008

(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments*	Assured Guaranty Ltd. (Consolidated)

Revenues
Net earned premiums	$—	$16,034	$30,799	$—	$46,833
Net investment income	7	16,250	20,313	4	36,574
Net realized investment gains (losses)	—	667	(40)	—	627
Change in fair value of credit derivatives
Realized gain and other settlements on credit derivatives	—	21,881	5,736	—	27,617
Unrealized losses on credit derivatives	—	(216,387)	(43,234)	—	(259,621)
Net change in fair value of credit derivatives	—	(194,506)	(37,498)	—	(232,004)
Equity in earnings of subsidiaries	(160,678)	—	—	160,678	—
Other income	—	8,777	—	(241)	8,536

Total revenues	(160,671)	(152,778)	13,574	160,441	(139,434)

Expenses
Loss and loss adjustment expenses	—	23,525	31,613	—	55,138
Acquisition costs and other operating expenses	8,538	19,782	13,381	—	41,701
Other	—	6,556	—	—	6,556

Total expenses	8,538	49,863	44,994	—	103,395

(Loss) income before (benefit) provision for income taxes	(169,209)	(202,641)	(31,420)	160,441	(242,829)

Total (benefit) provision for income taxes	—	(74,340)	720	—	(73,620)

Net (loss) income	$(169,209)	$(128,301)	$(32,140)	$160,441	$(169,209)

* Due to the accounting for subsidiaries under common control, net income in the consolidating adjustment column does not equal parent company equity in earnings of subsidiaries, due to 1) recognition of income by Assured Guaranty US Holdings Inc. for dividends received from Assured Guaranty Ltd. and 2) the residual effects of the FSA agreement.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)

Dividends received	$16,576	$241	$—	$(16,817)	$—
Other operating activities	(3,364)	123,162	47,219	—	167,017
Net cash flows provided by (used in) operating activities	13,212	123,403	47,219	(16,817)	167,017

Cash flows from investing activities
Fixed maturity securities:
Purchases	—	(140,300)	(148,919)	—	(289,219)
Sales	—	135,380	138,880	—	274,260
Maturities	—	—	3,500	—	3,500
Purchases of short-term investments, net	(4,231)	(111,330)	(24,061)	—	(139,622)

Net cash flows used in investing activities	(4,231)	(116,250)	(30,600)	—	(151,081)

Cash flows from financing activities
Dividends paid	(4,363)	—	(16,576)	16,817	(4,122)
Repurchases of common stock	(3,676)	—	—	—	(3,676)
Share activity under option and incentive plans	(942)	—	—	—	(942)

Net cash flows used in financing activities	(8,981)	—	(16,576)	16,817	(8,740)
Effect of exchange rate changes	—	(142)	(31)	—	(173)

Increase in cash and cash equivalents	—	7,011	12	—	7,023
Cash and cash equivalents at beginning of period	—	10,226	2,079	—	12,305

Cash and cash equivalents at end of period	$—	$17,237	$2,091	$—	$19,328

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2008

(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)

Dividends received	$—	$241	$—	$(241)	$—
Other operating activities	10,272	114,214	24,559	—	149,045

Net cash flows provided by (used in) operating activities	10,272	114,455	24,559	(241)	149,045

Cash flows from investing activities
Fixed maturity securities:
Purchases	—	(77,831)	(248,373)	—	(326,204)
Sales	—	59,039	59,353	—	118,392
Maturities	—	—	3,250	—	3,250
(Purchases) sales of short-term investments, net	(3,693)	(95,814)	161,649	—	62,142

Net cash flows used in investing activities	(3,693)	(114,606)	(24,121)	—	(142,420)

Cash flows from financing activities
Dividends paid	(3,888)	—	—	241	(3,647)
Share activity under option and incentive plans	(2,262)	—	—	—	(2,262)
Offering costs	(429)	—	—	—	(429)

Net cash flows used in financing activities	(6,579)	—	—	241	(6,338)
Effect of exchange rate changes	—	29	14	—	43

(Decrease) increase in cash and cash equivalents	—	(122)	452	—	330
Cash and cash equivalents at beginning of period	—	5,688	2,360	—	8,048

Cash and cash equivalents at end of period	$—	$5,566	$2,812	$—	$8,378

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

Any or all of Assured Guaranty’s forward-looking statements herein may turn out to be wrong and are based on current expectations and the current economic environment. Assured Guaranty’s actual results may vary materially. Among factors that could cause actual results to differ materially are: (1) downgrades of the financial strength ratings assigned by the major rating agencies to any of our insurance subsidiaries at any time, which has occurred in the past; (2) downgrades of the transactions we insure; (3) our inability to execute our business strategy; (4) reduction in the amount of reinsurance facultative cessions or portfolio opportunities available to us; (5) contract cancellations; (6) developments in the world’s financial and capital markets that adversely affect our loss experience, the demand for our products, our access to capital, our unrealized (losses) gains on derivative financial instruments or our investment returns; (7) more severe or frequent losses associated with our insurance products, or changes in our assumptions used to estimate loss reserves and unrealized (losses) gains on derivative financial instruments; (8) changes in regulation or tax laws applicable to us, our subsidiaries or customers; (9) governmental actions; (10) natural or man-made catastrophes; (11) dependence on customers; (12) decreased demand for our insurance or reinsurance products or increased competition in our markets; (13) loss of key personnel; (14) technological developments; (15) the effects of mergers, acquisitions and divestitures; (16) changes in accounting policies or practices; (17) changes in the credit markets, segments thereof or general economic conditions, including the overall level of activity in the economy or particular sectors, interest rates, credit spreads and other factors; (18) other risks and uncertainties that have not been identified at this time; and (19) management’s response to these factors. Assured Guaranty is not obligated to publicly correct or update any forward-looking statement if we later become aware that it is not likely to be achieved, except as required by law. You are advised, however, to consult any further disclosures we make on related subjects in our periodic reports filed with the Securities and Exchange Commission.

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

Our insurance company subsidiaries have been assigned the following insurance financial strength ratings as of the date of this filing. These ratings are subject to continuous review.

	Moody’s	S&P	Fitch
Assured Guaranty Corp.	Aa2(Excellent)	AAA(Extremely Strong)	AA(Very Strong)
Assured Guaranty Re Ltd.	Aa3(Excellent)	AA(Very Strong)	AA-(Very Strong)
Assured Guaranty Re Overseas Ltd.	Aa3(Excellent)	AA(Very Strong)	AA-(Very Strong)
Assured Guaranty Mortgage	Aa3(Excellent)	AA(Very Strong)	AA-(Very Strong)
Assured Guaranty (UK) Ltd	Aa2(Excellent)	AAA(Extremely Strong)	AA(Very Strong)

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

On November 21, 2008, Moody’s downgraded the insurance financial strength ratings of Assured Guaranty Corp. (“AGC”) and its wholly owned subsidiary, Assured Guaranty (UK) Ltd., to Aa2 from Aaa and also downgraded the insurance financial strength ratings of Assured Guaranty Re Ltd. (“AG Re”) and its affiliated insurance operating companies to Aa3 from Aa2. In the same rating action, Moody’s downgraded the senior unsecured rating of Assured Guaranty US Holdings Inc. and the issuer rating of the ultimate holding company, Assured Guaranty Ltd. to A2 from Aa3.

On May 4, 2009, Fitch Ratings Inc. (“Fitch”) downgraded the debt and insurer financial strength ratings of Assured Guaranty Ltd. and its subsidiaries. Fitch’s insurer financial strength ratings for Assured Guaranty Corp. and Assured Guaranty (UK) Ltd., the Company’s principal financial guaranty direct subsidiaries, are now AA (rating watch evolving), down from AAA (stable) while the insurer financial strength ratings for Assured Guaranty Re Ltd. (“AG Re”), the Company’s principal financial guaranty reinsurance company, are rated AA- (rating watch evolving), down from AA (stable). Fitch’s ratings on Assured Guaranty Ltd.’s $200 million of 7.0% senior notes due 2034 are now A, down from A+ and their ratings on Assured Guaranty Ltd/’s $150 million series A enhanced junior subordinated debentures are now rated A-, down from A.

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

With respect to a significant portion of our in-force financial guaranty reinsurance business, in the event that AG Re were downgraded from Aa3 to A1, subject to the terms of each reinsurance agreement, the ceding company may have the right to recapture business ceded to AG Re and assets representing substantially all of the statutory unearned premium and loss reserves (if any) associated with that business. As of March 31, 2009, the statutory unearned premium, which represents deferred revenue to the Company, subject to recapture is approximately $170 million. If this entire amount was recaptured, it would result in a corresponding one-time reduction to net income of approximately $15 million. With respect to one of AG Re’s ceding companies, the right to recapture business can only be exercised if AG Re were downgraded to the A category by more than one rating agency, or below A2 or A by any one rating agency. As of March 31, 2009, the statutory unearned premium subject to recapture by this ceding company is approximately $358 million. If this entire amount were recaptured, it would result in a corresponding one-time reduction to net income of approximately $42 million. Alternatively, the ceding company can increase the commissions it charges AG Re for cessions. Any such increase may be retroactive to the date of the cession. As of March 31, 2009, the potential increase in ceding commissions would result in a one-rime reduction to net income of approximately $40 million. The effect on net income under these scenarios is exclusive of any capital gains or losses that may be realized.

If a credit derivative is terminated, the Company could be required to make a mark-to-market payment as determined under the ISDA documentation. In some older credit derivative transactions, one such specified event is the failure of AGC to maintain specified financial strength ratings ranging from A or A2 to BBB- or Baa3. If a credit derivative is terminated the Company could be required to make a mark-to-market payment as determined under the ISDA documentation.  For example, if AGC’s ratings were downgraded to A- or A3, the CDS counterparties could terminate CDS covering $847.8 million par insured.  If AGC’s ratings are downgraded to levels between BBB+ or Baa1 and BB+ or Ba1, the CDS counterparties could terminate the CDS covering $10.9 billion par insured.  Given current market conditions, the Company does not believe that it can accurately estimate the payments it would be required to make if AGC or AGRe were downgraded and the CDS counterparties terminated the CDS.  These payments could have a material adverse effect on the Company’s liquidity and financial condition.  During May 2009 the Company entered into an agreement with a CDS counterparty, which had the right to terminate four CDS contracts if AGC was downgraded below AA- or Aa3.  Under the agreement, the CDS counterparty’s right to terminate the CDS contracts based on AGC’s ratings was eliminated.  In return, the Company agreed to post up to $250 million in collateral to secure its payment obligations under the CDS contracts covering $5.9 billion of par insured.  The collateral posting would increase to up to $300 million if AGC were downgraded to below AA- or A2.  The posting of this collateral has no impact on the Company’s net income or shareholders’ equity under U.S. GAAP nor does it impact AGC’s statutory surplus or net income.

Under a limited number of credit derivative contracts, the Company is required to post eligible securities as collateral, generally cash or U.S. government or agency securities. The need to post collateral under these transactions is generally based on mark-to-market valuation in excess of contractual thresholds. The particular thresholds decline if the Company’s ratings decline. As of March 31, 2009 the Company had pre-IPO transactions with approximately $1.8 billion of par subject to collateral posting due to changes in market value. Of this amount, as of March 31, 2009, the Company posted collateral totaling approximately $177.9 million (including $156.2 million for AGC) based on the unrealized mark-to-market loss position for transactions with two of its counterparties. Any amounts required to be posted as collateral in the future will depend on changes in the market values of these transactions. Additionally, in the event AGC were downgraded below A-, contractual thresholds would be eliminated and the amount of par that could be subject to collateral posting requirements would be $2.3 billion. Based on market values as of March 31, 2009, the Company estimates that such a downgrade would have resulted in AGC posting an additional $113.7 million of collateral. The actual amounts posted would be based on market conditions at the time of the posting and would be based on the CDS contract’s ISDA documentation. The actual amounts that would be required to be posted could be materially larger than the Company’s estimate. As described above, in May 2009 AGC posted an additional $250 million of collateral.

The Company’s financial strength ratings assigned by S&P were affirmed on June 18, 2008. Management is uncertain what, if any, impact Fitch and Moody’s ratings actions will have on the Company’s financial strength ratings from S&P.

On April 8, 2008, investment funds managed by WL Ross & Co. LLC (“WL Ross”) purchased 10,651,896 shares of the Company’s common equity at a price of $23.47 per share, resulting in proceeds to the Company of $250.0 million. The Company contributed $150.0 million of these proceeds to its subsidiary, Assured Guaranty Re Ltd. In addition, the Company contributed $100.0 million of these proceeds to its subsidiary, Assured Guaranty US Holdings Inc., which in turn contributed the same amount to its subsidiary, AGC. The commitment to purchase these shares was previously announced on February 29, 2008. In addition, Wilbur L. Ross, Jr., President and Chief Executive Officer of WL Ross, has been elected as a Director of the Company with a term expiring at the Company’s 2012 annual general meeting of shareholders.

On November 14, 2008, Assured Guaranty Ltd. announced that it had entered into a definitive agreement (“the Purchase Agreement”) with Dexia Holdings, Inc. (“Dexia”) to purchase Financial Security Assurance Holdings Ltd. (“FSAH”) and, indirectly, all of its subsidiaries, including the financial guaranty insurance company, Financial Security Assurance, Inc. The definitive agreement provides that the Company will be indemnified against exposure to FSAH’s Financial Products segment, which includes its guaranteed investment contract business. Pursuant to the Purchase Agreement, the Company agreed to buy 33,296,733 issued and outstanding shares of common stock of FSAH, representing as of the date thereof approximately 99.8524% of the issued and outstanding shares of common stock of FSAH. The remaining shares of FSAH are currently held by current or former directors of FSAH. Assured expects that it will acquire the remaining shares of FSAH common stock concurrent with the closing of the acquisition of shares of FSAH common stock from Dexia or shortly thereafter at the same price paid to Dexia. The Company has received all required shareholder and regulatory approvals and expect to close the FSAH acquisition at the end of second quarter 2009 if the rating agencies complete their transaction reviews on a timely basis, including their evaluation of the separation of FSA’s Financial Products segment, which the Company is not acquiring.

The purchase price is $722 million (based upon the closing price of the Company’s common shares on the NYSE on November 13, 2008 of $8.10), consisting of $361 million in cash and up to 44,567,901 of the Company’s common shares. If, prior to the closing date under the stock purchase agreement, the Company issues new common shares (other than pursuant to an employee benefit plan) or other securities that are convertible into or exchangeable for or otherwise linked to the Company’s common shares at a purchase price per share of less than $8.10, the Company has agreed to issue to Dexia on the closing date an additional number of the Company’s common shares with an aggregate value as of the closing date (measured based on the average of the volume weighted average price per share for each day in the 20 NYSE trading day period ending three business days prior to the closing date) representing the amount of dilution as a result of such issuance. The amount of dilution is defined to mean (x) the number of the Company’s common shares issued (or that upon conversion or exchange would be issuable) as a result of the dilutive issuance, multiplied by (y) the positive difference if any between $8.10 and the purchase (or reference, implied, conversion, exchange or comparable) price per share received by the Company in the dilutive issuance, multiplied by (z) the percentage of the issued and outstanding share capital of the Company represented by the Company common shares to be received by Dexia under the stock purchase agreement (without taking into account any additional Assured Guaranty Ltd.’s common shares issued or issuable as a result of the anti-dilution provision).

Under the Purchase Agreement, the Company may elect to pay $8.10 per share in cash in lieu of up to 22,283,951 of the Company’s common shares that it would otherwise deliver as part of the purchase price.

The Company expects to finance the cash portion of the acquisition with the proceeds of a public equity offering. The Company has received a backstop commitment (“the WLR Backstop Commitment”) from the WLR Funds, a related party, to fund the cash portion of the purchase price with the purchase of newly issued common shares. The Company entered into the WLR Backstop Commitment on November 13, 2008 with the WLR Funds.  The WLR Backstop Commitment amended the Investment Agreement between the Company and the WLR Funds and provided to the Company the option to cause the WLR Funds to purchase from Assured Guaranty Ltd. or Assured Guaranty US Holdings Inc. a number of the Company’s common shares equal to the quotient of (i) the aggregate dollar amount not to exceed $361 million specified by the Company divided by (ii) the volume weighted average price of the Company’s common share on the NYSE for the 20 NYSE trading days ending with the last NYSE trading day immediately preceding the date of the closing under the stock purchase agreement, with a floor of $6.00 and a cap of $8.50.

The WLR Funds have no obligation to purchase these common shares pursuant to the WLR Backstop Commitment until the closing under the stock purchase agreement occurs. The Company may use the proceeds from the sale of the Company’s common shares pursuant to the WLR Backstop Commitment solely to pay a portion of the purchase price under the stock purchase agreement. The WLR Funds’ obligations under the WLR Backstop Commitment have been secured by letters of credit issued for the benefit of the Company by Bank of America, N.A. and RBS Citizens Bank, N.A., each in the amount of $180.5 million.

The Company has paid the WLR Funds a nonrefundable commitment fee of $10,830,000 in connection with the option granted by the WLR Backstop Commitment and has agreed to pay the WLR Funds’ expenses in connection with the transactions contemplated thereby. The Company has reimbursed the WLR Funds for the $4.1 million cost of obtaining the letters of credit referred to above.

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

Unrealized gains (losses) on credit derivatives represent the adjustments for changes in fair value that are recorded in each reporting period under Statement of Financial Accounting Standards (“FAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). Changes in unrealized gains and losses on credit derivatives are reflected in the consolidated statements of operations and comprehensive income in unrealized gains (losses) on credit derivatives. Cumulative unrealized gains (losses), determined on a contract by contract basis, are reflected as either net assets or net liabilities in the Company’s balance sheets. Unrealized gains and losses resulting from changes in the fair value of credit derivatives occur because of changes in interest rates, credit spreads, the credit ratings of the referenced entities, the Company’s credit rating and other market factors. The unrealized gains (losses) on credit derivatives will reduce to zero as the exposure approaches its maturity date, unless there is a payment default on the exposure. Changes in the fair value of the Company’s credit derivatives do not reflect actual claims or credit losses, and have no impact on the Company’s claims paying resources, rating agency capital or regulatory capital positions.

In the three months ended March 31, 2009 and 2008 the Company also recorded a fair value gain of $19.7 million and $8.5 million, pre-tax, respectively, related to Assured Guaranty Corp.’s committed capital securities.

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

Reserves for Losses and Loss Adjustment Expenses

The Company’s financial guarantees written in credit derivative form have substantially the same terms and conditions as its financial guaranty contracts written in insurance form.  Under GAAP, however, the former are subject to derivative accounting rules and the latter are subject to insurance accounting rules.

Financial Guaranty Contracts Upon Adoption of FAS 163

The Company, subsequent to the adoption of FAS No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“FAS 163”) on January 1, 2009, recognizes a reserve for losses and loss adjustment expenses on a financial guarantee insurance contract when the Company expects that a claim loss will exceed the unearned premium revenue for that contract based on the present value of expected net cash outflows to be paid under the insurance contract. The unearned premium revenue represents the insurance enterprise’s stand-ready obligation under a financial guarantee insurance contract at initial recognition. Subsequently, if the likelihood of a default (insured event) increases so that the present value of the expected net cash outflows expected to be paid under the insurance contract exceeds the unearned premium revenue, the Company recognizes a reserve for losses and loss adjustment expenses in addition to the unearned premium revenue.

A reserve for losses and loss adjustment expenses is equal to the present value of expected net cash outflows to be paid under the insurance contract discounted using a current risk-free rate. That current risk-free rate is based on the remaining period (contract or expected, as applicable) of the insurance contract. Expected net cash outflows (cash outflows, net of potential recoveries, expected to be paid to the holder of the insured financial obligation, excluding reinsurance) are probability-weighted cash flows that reflect the likelihood of all possible outcomes. The Company estimates the expected net cash outflows using the internal assumptions about the likelihood of all possible outcomes based on all information available. Those assumptions consider all relevant facts and circumstances and are consistent with the information tracked and monitored through the Company’s risk-management activities.

The Company updates the discount rate each reporting period and revises expected net cash outflows when increases (or decreases) in the likelihood of a default (insured event) and potential recoveries occur. The discount amount is accreted on the reserve for losses and loss adjustment expenses through earnings in incurred loss and loss adjustment expenses (recoveries). Revisions to a reserve for loss and loss adjustment expenses in periods after initial recognition are recognized as incurred loss and loss adjustment expenses (recoveries) in the period of the change.

It is possible that our estimated loss and loss adjustment expense reserves recorded in our March 31, 2009 financial statements could experience significant adverse development which could lead to material amounts of incurred loss and loss adjustment expenses in future reporting periods as a result of continued deterioration in housing prices; the effects of a weakened economy marked by growing unemployment and wage pressures and/or continued illiquidity of the mortgage market.  The company believes that the maximum probable development on its loss reserve for structured finance credits is $306 million.  This amount reflects stressed loss assumptions that the Company used in modeling all of its material below investment grade credits.  These scenarios were modeled by increasing defaults probabilities, default severities and expected recoveries to reflect the company’s view of the maximum probable deterioration likely to occur on these transactions.

Financial Guaranty Contracts Prior to Adoption of FAS 163

Reserves for losses and loss adjustment expenses for non-derivative transactions in our financial guaranty direct and financial guaranty assumed reinsurance included case reserves and portfolio reserves. See the “Fair Value of Credit Derivatives” of the Critical Accounting Estimates section for more information on our derivative transactions. Case reserves were established when there was significant credit deterioration on specific insured obligations and the obligations were in default or default was probable, not necessarily upon non-payment of principal or interest by an insured. Case reserves represented the present value of expected future loss payments and LAE, net of estimated recoveries, but before considering ceded reinsurance. This reserving method was different from case reserves established by traditional property and casualty insurance companies, which establish case reserves upon notification of a claim and establish incurred but not reported (“IBNR”) reserves for the difference between actuarially estimated ultimate losses and recorded case reserves. Financial guaranty insurance and assumed reinsurance case reserves and related salvage and subrogation, if any, were discounted at the taxable equivalent yield on our investment portfolio, which was approximately 6%, during 2008.

We recorded portfolio reserves in our financial guaranty direct and financial guaranty assumed reinsurance business. Portfolio reserves were established with respect to the portion of our business for which case reserves were not established.

Portfolio reserves were not established based on a specific event, rather they are calculated by aggregating the portfolio reserve calculated for each individual transaction. Individual transaction reserves were calculated on a quarterly basis by multiplying the par in-force by the product of the ultimate loss and earning factors without regard to discounting. The ultimate loss factor was defined as the frequency of loss multiplied by the severity of loss, where the frequency was defined as the probability of default for each individual issue. The earning factor was inception to date earned premium divided by the estimated ultimate written premium for each transaction. The probability of default was estimated from rating agency data and was based on the transaction’s credit rating, industry sector and time until maturity. The severity was defined as the complement of recovery/salvage rates gathered by the rating agencies of defaulting issues and was based on the industry sector.

Portfolio reserves were recorded gross of reinsurance. We did not cede any amounts under these reinsurance contracts, as our recorded portfolio reserves did not exceed our contractual retentions, required by said contracts.

The Company recorded an incurred loss that was reflected in the statement of operations upon the establishment of portfolio reserves. When we initially recorded a case reserve, we reclassified the corresponding portfolio reserve already recorded for that credit within the balance sheet. The difference between the initially recorded case reserve and the reclassified portfolio reserve was recorded as a charge in our statement of operations. Any subsequent change in portfolio reserves or the initial case reserves was recorded quarterly as a charge or credit in our statement of operations in the period such estimates changed.

The weighted average default frequencies and severities of the Company’s portfolio reserves as of December 31, 2008 were as follows (Effective January 1, 2009, upon the adoption of FAS 163, the Company no longer maintains portfolio reserves.):

	Average Default Frequency	Average Default Severity
December 31, 2008	1.08%	23.87%

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

Mortgage Guaranty and Other Lines of Business

Reserves for losses and loss adjustment expenses in our mortgage guaranty line of business include case reserves and portfolio reserves. Case reserves are established when there is significant credit deterioration on specific insured obligations and the obligations are in default or default is probable, not necessarily upon non-payment of principal or interest by an insured. Case reserves represent the present value of expected future loss payments and loss adjustment expenses (“LAE”), net of estimated recoveries, but before considering ceded reinsurance. This reserving method is different from case reserves established by traditional property and casualty insurance companies, which establish case reserves upon notification of a claim and establish incurred but not reported (“IBNR”) reserves for the difference between actuarially estimated ultimate losses and recorded case reserves.

We also record portfolio reserves for our mortgage guaranty line of business in a manner consistent with our financial guaranty business prior to the adoption of FAS 163. While other mortgage guaranty insurance companies do not record portfolio reserves, rather just case reserves and IBNR reserves, we record portfolio reserves because we write business on an excess of loss basis, while other industry participants write quota share or first layer loss business. We manage and underwrite this business in the same manner as our financial guaranty insurance and reinsurance business because they have similar characteristics as insured obligations of mortgage backed securities.

We also record IBNR reserves for our other lines of business. IBNR is an estimate of losses for which the insured event has occurred but the claim has not yet been reported to us. In establishing IBNR, we use traditional actuarial methods to estimate the reporting lag of such claims based on historical experience, claim reviews and information reported by ceding companies. We record IBNR for trade credit reinsurance within our other segment, which is 100% reinsured. The other segment represents lines of business that we exited or sold as part of the Company’s IPO.

Due to the inherent uncertainties of estimating loss and LAE reserves, actual experience may differ from the estimates reflected in our consolidated financial statements and the differences may be material.

Home Equity Line of Credit (HELOC) Transactions

Specifically with respect to reserves related to our U.S. home equity line of credit (“HELOC”) and other U.S. residential mortgage exposures, there exists significant uncertainty as to the ultimate performance of these transactions. As of March 31, 2009, the Company had net par outstanding of $1.6 billion related to HELOC securitizations, of which $1.4 billion are transactions with Countrywide and $1.1 billion were written in the Company’s financial guaranty direct segment (“direct Countrywide transactions” or “Countrywide 2005 J” and “Countrywide 2007 D”).

The performance of our HELOC exposures deteriorated during 2007 and 2008 and the first three months of 2009 and transactions, particularly those originated in the period from 2005 through 2007, continue to perform below our original underwriting expectations. In accordance with our standard practice, during the three months ended March 31,2009, we evaluated the most currently available information, including trends in delinquencies and charge-offs on the underlying loans, draw rates on the lines of credit, and the servicer’s ability to fulfill its contractual obligations including its obligation to fund additional draws. In recent periods, Constant Default Rate (CDR), Constant Payment Rate (CPR), Draw Rates and delinquency percentages have fluctuated within ranges that we believe make it appropriate to use rolling averages to project future performance. Accordingly, the Company is using modeling assumptions that are based upon or which approximate recent actual historical performance to project future performance and potential losses. In the first quarter 2009, consistent with FAS 163, the Company modeled and probability weighted a variety of potential time periods over which an elevated CDR may potentially occur.  Further, the Company also incorporated in its loss reserve estimates the possibility that in some of those scenarios the prepayment rates increase after the stressed CDR period, leading to lower recoveries through excess spread. The Company continues to model sensitivities around the results booked using a variety of CDR rates and stress periods as well as other modeling approaches including roll rates and hybrid roll rate/CDR methods. As a result of this modeling and analysis, the Company incurred loss and loss adjustment expenses of $(4.9) million for its direct Countrywide transactions during the three months ended March 31,2009. The Company’s cumulative incurred loss and loss adjustment expenses on the direct Countrywide transactions as of March 31, 2009 was $93.3 million ($73.0 million after-tax). During 2009, the Company paid losses and loss adjustment expenses for its direct Countrywide transactions of $35.5 million. The Company’s cumulative paid losses and loss adjustment expenses for its direct Countrywide transactions are $205.5 million as of March 31, 2009, of which we expect to recover $112.2 million from the receipt of excess spread from future cash flows as well as funding of future draws and recoverables from breaches of representations and warranties with respect to the underlying collateral. This amount of $112.2 million is included in “salvage recoverable” on the balance sheet as of March 31, 2009.

Credit support for HELOC transactions comes primarily from two sources. In the first instance, excess spread is used to build a certain amount of credit enhancement and absorb losses. Over the past 12 months, excess spread (the difference between the interest collections on the collateral and the interest paid on the insured notes) has averaged approximately 270 basis points per annum. Additionally, for the transactions serviced by Countrywide, the servicer is required to fund additional draws on the HELOC loans following the occurrence of a Rapid Amortization Event. Among other things, such an event is triggered when claim payments by us exceed a certain threshold. Prior to the occurrence of a Rapid Amortization Event, during the transactions’ revolving period, new draws on the HELOC loans are funded first from principal collections. As such, during the revolving period no additional credit enhancement is created by the additional draws, and the speed at which our exposure amortizes is reduced to the extent of such additional draws, since principal collections are used to fund those draws rather than pay down the insured notes. Subsequent to the occurrence of a Rapid Amortization Event, new draws are funded by Countrywide and all principal collections are used to pay down the insured notes. Any draws funded by Countrywide are subordinate to us in the cash flow waterfall and hence represent additional credit enhancement available to absorb losses before we have to make a claim payment. Additionally, since all principal collections are used to pay down the insured notes, rather than fund additional draws, our exposure begins to amortize more quickly. A Rapid Amortization Event occurred for Countrywide 2007 D in April 2008 and for Countrywide 2005 J in May 2008.

We have modeled our HELOC exposures under a number of different scenarios, taking into account the multiple variables and structural features that materially affect transaction performance and potential losses to us. The key variables include the speed or rate at which borrowers make payments on their loans, as measured by the CPR(1), the default rate, as measured by the CDR(2), excess spread, and the amount of loans that are already delinquent more than 30 days. We also take into account the pool factor (the percentage of the original principal balance that remains outstanding), and the timing of the remaining cash flows. Additionally, it should be noted that our contractual rights allow us to retroactively claim that loans included in the insured pool were inappropriately included in the pool by the seller, and to put these loans back to the seller such that we would not be responsible for losses related to these loans. Such actions would benefit us by reducing potential losses. We have included in our loss model an estimated benefit for loans we expect Countrywide will repurchase.

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

(2) The CDR is the annualized default rate, so that a 1.0% CDR implies that 1.0% of the remaining collateral will default each year.

The key assumptions used in our analysis of potential case loss reserves on the direct Countrywide transactions are presented in the following table:

Key Variables
Constant payment rate (CPR)	3-month average, 5–6.3% as of March 31, 2009
Constant default rate (CDR)	6-month average CDR of approximately 18–19% used for our initial default projections, ramping down to a steady state CDR of 1.0%
Draw rate	3-month average, 1–2% as of March 31, 2009
Excess spread	250 bps per annum
Repurchases of Ineligible loans by Countrywide	$79.0 million; or approximately 3.3% of original pool balance of $2.4 billion
Loss Severity	100%

Subprime, Alt-A and Closed End Second RMBS Transactions

Another type of RMBS transaction is generally referred to as “Subprime RMBS”. The collateral supporting such transactions is comprised of first-lien residential mortgage loans made to subprime borrowers. A “subprime borrower” is one considered to be a higher risk credit based on credit scores or other risk characteristics. As of March 31, 2009, we had net par outstanding of $6.5 billion related to Subprime RMBS securitizations, of which $612 million is classified by us as Below Investment Grade risk. Of the total U.S. Subprime RMBS exposure of$6.5 billion, $6.0 billion is from transactions issued in the period from 2005 through 2007 and written in our direct financial guaranty segment. As of March 31, 2009, we had case reserves of $10.0 million related to our $6.5 billion U.S. Subprime RMBS exposure, of which $1.8 million were portfolio reserves related to our $6.0 billion exposure in the direct financial guaranty segment for transactions issued from 2005 through 2007.

The problems affecting the subprime mortgage market have been widely reported, with rising delinquencies, defaults and foreclosures negatively impacting the performance of Subprime RMBS transactions. Those concerns relate primarily to Subprime RMBS issued in the period from 2005 through 2007. The $6.0 billion exposure that we have to such transactions in our direct financial guaranty segment benefits from various structural protections, including credit enhancement that on average currently equals approximately 54.6% of the remaining principal balance of the transactions.

We also have exposure of $415 million to Closed-End Second (“CES”) RMBS transactions, of which $405 million is in the direct segment. As with other types of RMBS, we have seen significant deterioration in the performance of our CES transactions. On two transactions, which had exposure of $304 million, as of March 31, 2009 we have seen a significant increase in delinquencies and collateral losses, which resulted in erosion of the Company’s credit enhancement and the payment of claims totaling $26.4 million. Based on the Company’s analysis of these transaction and their projected collateral losses, the Company had case reserves of $38.1 million as of March 31, 2009 in its direct segment.

Another type of RMBS transaction is generally referred to as “Alt-A RMBS”. The collateral supporting such transactions is comprised of first-lien residential mortgage loans made to prime quality borrowers that lack certain ancillary characteristics that would make them prime. Included in this category is Alt-A Option ARMs, which include transactions where 66% or more of the collateral is comprised of mortgage loans that have the potential to negatively amortize. As of March 31, 2009, the Company had net par outstanding of $7.7 billion related to Alt-A RMBS securitizations. Of that amount, $7.4 billion is from transactions issued in the period from 2005 through 2007 and written in the Company’s financial guaranty direct segment. As of March 31, 2008, the Company had case reserves of $12.5 million for Alt-A and $11.4 million for the Option-ARM related to its $7.7 billion Alt-A/Option-ARM RMBS exposure, in the financial guaranty direct and reinsurance segments, respectively.

The ultimate performance of the Company’s RMBS transactions remains highly uncertain and may be subject to considerable volatility due to the influence of many factors, including the level and timing of loan defaults, changes in housing prices and other variables. The Company will continue to monitor the performance of its RMBS exposures and will adjust the risk ratings of those transactions based on actual performance and management’s estimates of future performance.

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

In order for the Company to incur an ultimate net loss on these transactions, adverse experience on the underlying block of life insurance policies and/or credit losses in the investment portfolio would need to exceed the level of credit enhancement built into the transaction structures. Based on its analysis of the information currently available, including estimates of future investment performance, projected credit impairments on the invested assets and performance of the blocks of life insurance business, at March 31, 2009, the Company’s case reserve is $43.0 million for the Ballantyne transaction. This case reserve reflects expected losses resulting primarily from the deterioration in the investment portfolio as discussed above. At this time we do not expect the shut off triggers or recaptures by cedants discussed above to occur. Should these events occur our losses could be significantly greater than our case reserve. The Company has not established a case loss reserve for the Orkney Re II transaction.

On December 19, 2008, the Company sued J.P. Morgan Investment Management Inc. (“JPMIM”), the investment manager in the Orkney II transaction, in New York Supreme Court alleging that JPMIM engaged in breaches of fiduciary duty, gross negligence and breaches of contract based upon its handling of the investments of Orkney Re II. JPMIM requested and was given an extension of time to answer until the end of February.

The Company has exposure to a public finance transaction for sewer service in Jefferson County, Alabama through several reinsurance treaties. The Company’s total exposure to this transaction is approximately $455 million as of March 31, 2009. The Company has made debt service payments during the year and expects to make additional payments in the near term. Through our cedants, the Company is currently in discussions with the bond issuer to structure a solution, which may result in some or all of these payments being recoverable. The Company incurred cumulative loss and loss adjustment expenses of $19.3 million as of March 31, 2009.

A sensitivity analysis is not appropriate for our other segment reserves, since the amounts are 100% reinsured.

The following tables summarize our reserves for losses and LAE by segment and type of reserve as of the dates presented. For an explanation of changes in these reserves see “—Consolidated Results of Operations.”

	As of March 31, 2009
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)

Financial Guaranty Insurance Reserves by segment and type(1):
Case	$110.3	$73.4	$30.1	$1.2	$215.0
IBNR and portfolio	N/A	N/A	1.9	5.6	7.5

Total financial guaranty insurance loss and LAE reserves	110.3	73.4	32.0	6.8	222.6

Credit Derivative Reserves by segment and type(2):
Case	40.8	4.8	—	—	45.6

Total credit derivative loss and LAE reserves	40.8	4.8	—	—	45.6

Total loss and LAE reserves, including credit derivatives(3)	$151.1	$78.2	$32.0	$6.8	$268.2

	As of December 31, 2008
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)

Financial Guaranty Insurance Reserves by segment and type(1):
Case	$64.2	$55.7	$0.1	$1.5	$121.5
IBNR	—	—	—	3.0	3.0
Portfolio reserves associated with fundamentally sound credits	11.8	35.5	2.5	—	49.8
Portfolio reserves associated with CMC credits	15.8	6.7	—	—	22.5

Total financial guaranty insurance loss and LAE reserves	91.8	97.9	2.6	4.5	196.8

Credit Derivative Reserves by segment and type(2):
Case	7.2	5.5	—	—	12.7
Credit derivative portfolio reserves associated with fundamentally sound credits	15.7	—	—	—	15.7
Credit derivative portfolio reserves associated with CMC credits	23.4	—	—	—	23.4

Total credit derivative loss and LAE reserves	46.3	5.5	—	—	51.8

Total loss and LAE reserves, including credit derivatives(3)	$138.1	$103.4	$2.6	$4.5	$248.6

(1)          Included in Reserves for losses and loss adjustment expenses on the Balance Sheet.

(2)          Included in Credit derivative liabilities/assets on the Balance Sheet.

(3)          Total does not add due to rounding.

N/A = Not applicable

The following table sets forth the financial guaranty insurance policy and CDS contract in-force portfolio by underlying rating:

	As of March 31, 2009		As of December 31, 2008
Ratings(1)	Net par outstanding	% of Net par outstanding	Net par outstanding	% of Net par outstanding
	(in billions of U.S. dollars)

Super senior	$29.6	12.5%	$32.4	14.5%
AAA	33.1	13.9%	40.7	18.3%
AA	50.5	21.3%	47.7	21.4%
A	80.2	33.8%	66.0	29.6%
BBB	34.4	14.5%	29.4	13.2%
Below investment grade	9.4	4.0%	6.6	3.0%

Total exposures(2)	$237.2	100.0%	$222.7	100.0%

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

Our surveillance department is responsible for monitoring our portfolio of credits and maintains a list of below investment grade (“BIG”) credits. This list includes credits written in both financial guarantee insurance policy and CDS contract form. The BIG credits are divided into three categories: Category 1 (below investment grade credit with no expected losses); Category 2 (below investment grade credit with a loss reserve established prior to an event of default); Category 3 (below investment grade credit with a loss reserve established and where an event of default has occurred or is imminent).

The BIG credit list includes all credits rated lower than BBB- where there is a material amount of exposure (generally greater than $10.0 million) or a material risk of the Company incurring a loss greater than $0.5 million. Credit ratings are based on the Company’s internal assessment of the likelihood of default. The Company’s internal credit ratings are generally in line or lower than those of the ratings agencies.

As part of our surveillance process, we continually monitor all of our investment grade credits to determine whether they have suffered any credit impairments. Our quarterly procedures included qualitative and quantitative analysis on all of our insured credits to ensure that all potential BIG credits have been identified. Credits we identified through this process as having future credit impairments are subjected to further review by surveillance personnel to ensure that they have an appropriate ratings assigned to them.

The following table provides financial guaranty insurance policy and CDS contract net par outstanding by credit monitoring category as of March 31, 2009:

	As of March 31, 2009
Description:	Net Par Outstanding	% of Net Par Outstanding	# of Policies in Category	Case Reserves(2)
	($ in millions)

Category 1	$3,733	39.8%	117	$—
Category 2	3,363	35.8%	222	83.9
Category 3	2,295	24.4%	125	145.5

BIG total(1)	$9,391	100.0%	464	$229.3

(1)                               Total does not add due to rounding.

(2)                               Includes case reserves on credit derivatives of $45.6 million at March 31, 2009, which balances are included in credit derivative liabilities in the Company’s consolidated balance sheets.

During the first quarter 2009, we added net par of approximately $1.7 billion related to U.S. RMBS, $0.8 billion related trust preferred collateralized debt obligations and $0.4 billion related to U.S. municipal obligations to our BIG list.

Prior to 2009, our surveillance department maintained a list of closely monitored credits (“CMC”). The closely monitored credits were divided into four categories: Category 1 (low priority; fundamentally sound, greater than normal risk); Category 2 (medium priority; weakening credit profile, may result in loss); Category 3 (high priority; claim/default probable, case reserve established); Category 4 (claim paid, case reserve established for future payments). The closely monitored credits included all below investment grade (“BIG”) exposures where there was a material amount of exposure (generally greater than $10.0 million) or a material risk of the Company incurring a loss greater than $0.5 million. The closely monitored credits also included investment grade (“IG”) risks where credit quality was deteriorating and where, in the view of the Company, there was significant potential that the risk quality would fall below investment grade. As of December 31, 2008, the closely monitored credits included approximately 99% of our BIG exposure, and the remaining BIG exposure of $92.3 million was distributed across 89 different credits. Other than those excluded BIG credits, credits that were not included in the closely monitored credit list were categorized as fundamentally sound risks.

The following table provides financial guaranty insurance policy and CDS contract net par outstanding by credit monitoring category as of December 31, 2008:

	As of December 31, 2008
Description:	Net Par Outstanding	% of Net Par Outstanding	# of Credits in Category	Case Reserves(2)
	($ in millions)

Fundamentally sound risk	$215,987	97.0%
Closely monitored:
Category 1	2,967	1.3%	51	$—
Category 2	767	0.3%	21	1
Category 3	2,889	1.3%	54	111
Category 4	20	—	14	20

CMC total(1)	6,643	3.0%	140	133

Other below investment grade risk	92	—	89	—

Total(1)	$222,722	100.0%		$133

(1)                               Total does not add due to rounding.

(2)                               Includes case reserves on credit derivatives of $12.7 million at December 31, 2008, which balances are included in credit derivative liabilities in the Company’s consolidated balance sheets.

Salvage Recoverable

When we become entitled to the underlying collateral of an insured credit under salvage and subrogation rights as a result of a claim payment, it reduces the corresponding loss reserve for a particular financial guaranty insurance policy for the estimated salvage and subrogation, in accordance with FAS No. 60, “Accounting and Reporting by Insurance Enterprises”. If the expected salvage and subrogation exceeds the estimated loss reserve for a policy, such amounts are recorded as a salvage recoverable asset in our balance sheets.

Fair Value of Credit Derivatives

The Company follows FAS 133, FAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”) and FAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“FAS 155”), which establishes accounting and reporting standards for derivative instruments and FAS No. 157, “Fair Value Measurements”, which establishes a comprehensive framework for measuring fair value. FAS 133 and FAS 149 require recognition of all derivatives on the balance sheet at fair value. FAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FAS 157 also requires an entity maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value. The price shall represent that available in the principal market for the asset or liability. If there is no principal market, then the price is based on the market that maximizes the value received for an asset or minimizes the amount paid for a liability (i.e. the most advantageous market).

FAS 157 specifies a fair value hierarchy based on whether the inputs to valuation techniques used to measure fair value are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Company-based market assumptions. In accordance with FAS 157, the fair value hierarchy prioritizes model inputs into three broad levels as follows:

·                  Level 1 — Quoted prices for identical instruments in active markets.

·                  Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and observable inputs other than quoted prices, such as interest rates or yield curves and other inputs derived from or corroborated by observable market inputs.

·                  Level 3 — Model derived valuations in which one or more significant inputs or significant value drivers are unobservable. This hierarchy requires the use of observable market data when available.

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

Our unrealized gains and losses on credit derivatives represent changes in fair value of these instruments that are required to be recorded under FAS 133. The unrealized gains and losses on credit derivatives will reduce to zero as the exposure approaches its maturity date, unless there is a payment default on the exposure. However, in the event that we terminate a credit derivative contract prior to maturity the unrealized gain or loss will be realized through realized gains or losses and other settlements on credit derivatives. Changes in the fair value of our derivative contracts do not reflect actual claims or credit losses, and have no impact on the Company’s claims paying resources, rating agency capital or regulatory capital positions or debt covenants.

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

The fair value of these instruments represents the difference between the present value of remaining contractual premiums charged for the credit protection and the estimated present value of premiums that a comparable financial guarantor would hypothetically charge for the same protection at the balance sheet date. The fair value of these contracts depends on a number of factors including notional amount of the contract, expected term, credit spreads, changes in interest rates, the credit ratings of the referenced entities, the our own credit risk and remaining contractual flows.

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

Market conditions at March 31, 2009 were such that market prices for our CDS contracts were generally not available. Where market prices were not available, we used a combination of observable market data and valuation models, including various market indices, credit spreads, our own credit risk and estimated contractual payments to estimate the fair value of the Company’s credit derivatives. These models are primarily developed internally based on market conventions for similar transactions. Management considers the non-standard terms of its credit derivative contracts in determining the fair value of these contracts. These terms differ from credit derivatives sold by companies outside of the financial guaranty industry. The non-standard terms include the absence of collateral support agreements or immediate settlement provisions, relatively high attachment points and the fact that the Company does not exit derivatives it sells for credit protection purposes, except under specific circumstances such as exiting a line of business. Because of these terms and conditions, the fair value of the Company’s credit derivatives may not reflect the same prices observed in an actively traded market of credit default swaps that do not contain terms and conditions similar to those observed in the financial guaranty market. These models and the related assumptions are continuously reevaluated by management and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely market information.

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

The fair value adjustment excluding incurred losses on credit derivatives recognized in our statement of operations for the three months ended March 31, 2009 (“First Quarter 2009”) was a $27.0 million gain compared with a $259.6 million loss for the three months ended March 31, 2008 (“First Quarter 2008”). The change in fair value for First Quarter 2009 was attributable to spreads widening and includes no credit losses, partially offset by the higher credit risk of the Company as indicated by the cost of credit protection on us, which increased from 1,775 basis points at December 31, 2008 to 3,847 basis points at March 31, 2009. The change in fair value for First Quarter 2008 is mainly due to credit spreads widening, primarily related to the deterioration of the sub-prime mortgage market, partially offset by the higher credit risk of the Company as indicated by the cost of credit protection on us, which increased from 180 basis points at December 31, 2007 to 540 basis points at March 31, 2008. For First Quarter 2008, approximately 41% of the Company’s unrealized loss on credit derivatives is due to a decline in the market value of high yield and investment grade corporate collateralized loan obligation transactions, with the balance generated by lower market values principally in the residential and commercial mortgage backed securities markets. With considerable volatility continuing in the market, the fair value adjustment amount will fluctuate significantly in future periods.

Fair Value of Committed Capital Securities (“CCS”)

The fair value of CCS Securities represents the present value of remaining expected put option premium payments under the CCS Securities agreements and the value of such estimated payments based upon the quoted price for such premium payments as of March 31, 2009 and December 31, 2008. The $70.7 million and $51.1 million fair value asset for CCS Securities as of March 31, 2009 and December 31, 2008, respectively, is included in the consolidated balance sheets. Changes in fair value of this asset are included in other income in the consolidated statements of operations and comprehensive income. In First Quarter 2009 and First Quarter 2008 the Company recorded a fair value gain of $19.7 million and $8.5 million, pre-tax, related to Assured Guaranty Corp.’s CCS Securities.

Valuation of Investments

As of March 31, 2009 and December 31, 2008, we had total investments of $3.8 billion and $3.6 billion, respectively. The fair values of all of our investments are calculated from independent market valuations. The fair values of the Company’s U.S. Treasury securities are primarily determined based upon broker dealer quotes obtained from several independent active market makers. The fair values of the Company’s portfolio other than U.S. Treasury securities are determined primarily using matrix pricing models. The matrix pricing models incorporate factors such as tranche type, collateral coupons, average life, payment speeds, and spreads, in order to calculate the fair values of specific securities owned by the Company. As of March 31, 2009, under FAS 157, all of our fixed maturity securities were classified as Level 2 and our short-term investments were classified as either Level 1 or Level 2.

As of March 31, 2009, approximately 84% of our investments were long-term fixed maturity securities, and our portfolio had an average duration of 3.8 years, compared with 87% and 4.1 years as of December 31, 2008. Changes in interest rates affect the value of our fixed maturity portfolio. As interest rates fall, the fair value of fixed maturity securities increases and as interest rates rise, the fair value of fixed maturity securities decreases. The

Company’s portfolio is comprised primarily of high-quality, liquid instruments. We continue to receive sufficient information to value our investments and have not had to modify our approach due to the current market conditions.

Other Than Temporary Impairments

We have a formal review process for all securities in our investment portfolio, including a review for impairment losses. Factors considered when assessing impairment include:

·                  a decline in the market value of a security by 20% or more below amortized cost for a continuous period of at least six months;

·                  a decline in the market value of a security for a continuous period of 12 months;

·                  recent credit downgrades of the applicable security or the issuer by rating agencies;

·                  the financial condition of the applicable issuer;

·                  whether loss of investment principal is anticipated;

·                  whether scheduled interest payments are past due; and

·                  whether we have the ability and intent to hold the security for a sufficient period of time to allow for anticipated recoveries in fair value.

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

The Company recognized $18.5 million of other than temporary impairment losses substantially related to mortgage backed and corporate securities for the three months ended March 31, 2009 primarily due to the fact that it does not have the intent to hold these securities until there is a recovery in their value. The Company continues to monitor the value of these investments. Future events may result in further impairment of the Company’s investments. The Company had no write downs of investments for other than temporary impairment losses for the three months ended March 31, 2008.

As of March 31, 2009, excluding the securities described above, the Company’s gross unrealized loss position stood at $104.8 million compared to $122.5 million at December 31, 2008. The $17.7 million decrease in gross unrealized losses was primarily attributable to municipal securities, $19.3 million, mortgage and asset backed securities, $6.9 million, and partially offset by an increase in gross unrealized losses in corporate securities, $8.8 million. The decrease in gross unrealized losses during the three months ended March 31, 2009 was related to the recovery of liquidity in the financial markets.

As of March 31, 2009, the Company had 85 securities in an unrealized loss position for greater than 12 months, representing a gross unrealized loss of $55.8 million. Of these securities, 28 securities had unrealized losses greater than 10% of book value. The total unrealized loss for these securities as of March 31, 2009 was $39.0 million. This unrealized loss is primarily attributable to the market illiquidity and volatility in the U.S. economy mentioned above and not specific to individual issuer credit. Except as noted below, the Company has recognized no other than temporary impairment losses and has the ability and intent to hold these securities until a recovery in value.

The following table summarizes the unrealized losses in our investment portfolio by type of security and the length of time such securities have been in a continuous unrealized loss position as of the dates indicated:

	As of March 31, 2009		As of December 31, 2008
Length of Time in Continuous Unrealized Loss Position	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	($ in millions)

Municipal securities
0-6 months	$148.1	$(2.6)	$168.8	$(5.8)
7-12 months	174.8	(5.8)	310.6	(22.9)
Greater than 12 months	295.8	(23.7)	137.9	(22.7)
	618.7	(32.1)	617.3	(51.4)

Corporate securities
0-6 months	66.9	(7.6)	23.7	(1.7)
7-12 months	71.8	(9.0)	81.9	(8.5)
Greater than 12 months	20.1	(4.0)	14.2	(1.6)
	158.8	(20.6)	119.8	(11.8)

U.S. Government obligations
0-6 months	8.0	—	—	—
7-12 months	—	—	8.0	—
Greater than 12 months	—	—	—	—
	8.0	—	8.0	—

Mortgage and asset-backed securities
0-6 months	68.8	(12.0)	143.6	(15.5)
7-12 months	126.4	(12.0)	111.0	(36.2)
Greater than 12 months	113.1	(28.1)	74.4	(7.3)
	308.3	(52.1)	329.0	(59.0)

Preferred stocks
0-6 months	—	—	12.4	(0.3)
7-12 months	—	—	—	—
Greater than 12 months	—	—	—	—
	—	—	12.4	(0.3)
Total	$1,093.8	$(104.8)	$1,086.5	$(122.5)

The following table summarizes the unrealized losses in our investment portfolio by type of security and remaining time to maturity as of the dates indicated:

	As of March 31, 2009		As of December 31, 2008
Remaining Time to Maturity	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	($ in millions)

Municipal securities
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	5.4	—
Due after five years through ten years	43.0	(1.6)	42.4	(2.6)
Due after ten years	575.7	(30.5)	569.5	(48.8)
	618.7	(32.1)	617.3	(51.4)

Corporate securities
Due in one year or less	4.5	—	0.8	—
Due after one year through five years	28.9	(2.8)	23.9	(1.2)
Due after five years through ten years	104.6	(11.5)	72.6	(6.6)
Due after ten years	20.8	(6.3)	22.5	(4.0)
	158.8	(20.6)	119.8	(11.8)

U.S. Government obligations
Due in one year or less	8.0	—	8.0	—
Due after one year through five years	—	—	—	—
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—
	8.0	—	8.0	—

Mortgage and asset-backed securities	308.3	(52.1)	329.0	(59.0)

Preferred stocks	—	—	12.4	(0.3)
Total	$1,093.8	$(104.8)	$1,086.5	$(122.5)

The following table summarizes, for all securities sold at a loss through March 31, 2009 and 2008, the fair value and realized loss by length of time such securities were in a continuous unrealized loss position prior to the date of sale:

	Three Months Ended March 31,
	2009		2008
Length of Time in Continuous Unrealized Loss Prior to Sale	Estimated Fair Value	Gross Realized Losses	Estimated Fair Value	Gross Realized Losses
	($ in millions)
Municipal securities
0-6 months	$—	$—	$2.5	$(0.3)
7-12 months	—	—	—	—
Greater than 12 months	3.7	(1.7)	—	—
	3.7	(1.7)	2.5	(0.3)

Corporate securities
0-6 months	1.1	(0.4)	0.4	—
7-12 months	7.3	(6.9)	2.1	—
Greater than 12 months	0.8	(0.2)	—	—
	9.2	(7.5)	2.5	—

U.S. Government securities
0-6 months	—	—	—	—
7-12 months	—	—	—	—
Greater than 12 months	—	—	—	—
	—	—	—	—

Mortgage and asset-backed securities
0-6 months	0.1	(0.1)	4.9	(0.1)
7-12 months	7.6	(3.4)	1.2	—
Greater than 12 months	23.3	(12.2)	1.2	—
	31.0	(15.7)	7.3	(0.1)

Preferred stock
0-6 months	11.2	(1.5)	—	—
7-12 months	—	—	—	—
Greater than 12 months	—	—	—	—
	11.2	(1.5)	—	—
Total	$55.1	$(26.4)	$12.3	$(0.4)

Premium Revenue Recognition

Premiums are received either upfront or in installments.

Upon Adoption of FAS 163

The Company  recognizes a liability for the unearned premium revenue at the inception of a financial guarantee contract equal to the present value of the premiums due or expected to be collected over the period of the contract. If the premium is a single premium received at the inception of the financial guarantee contract, the Company measures the unearned premium revenue as the amount received. The period of the contract is the expected period of risk that generally equates to the contract period. However, in some instances, the expected period of risk is significantly shorter than the full contract period due to expected prepayments. In those instances where the financial guarantee contract insures a homogeneous pool of assets that are contractually prepayable and where those prepayments are probable and the timing and amount of prepayments can be reasonably estimated the Company uses the expected period of risk to recognize premium revenues. The Company adjusts prepayment assumptions when those assumptions change and recognizes a prospective change in premium revenues as a result. The adjustment to the unearned premium revenue is equal the adjustment to the premium receivable with no effect on earnings at the time of the adjustment.

The Company recognizes the premium from a financial guarantee insurance contract as revenue over the period of the contract in proportion to the amount of insurance protection provided. As premium revenue is recognized, a corresponding decrease in the unearned premium revenue occurs. The amount of insurance protection provided is a function of the insured principal amount outstanding. Therefore, the proportionate share of premium revenue to be recognized in a given reporting period is a constant rate calculated based on the relationship between the insured principal amount outstanding in a given reporting period compared with the sum of each of the insured principal amounts outstanding for all periods. When the issuer of an insured financial obligation retires the insured financial obligation before its maturity and replaces it with a new financial obligation, referred to as a refunding, the financial guarantee insurance contract on the retired financial obligation is extinguished. The Company immediately recognizes any nonrefundable unearned premium revenue related to that contract as premium revenue and any associated acquisition costs previously deferred as an expense.

In our reinsurance businesses, we estimate the ultimate written and earned premiums to be received from a ceding company at the end of each quarter and the end of each year because some of our ceding companies report premium data anywhere from 30 to 90 days after the end of the relevant period. Written premiums reported in our statement of operations are based upon reports received from ceding companies supplemented by our own estimates of premium for which ceding company reports have not yet been received. As of March 31, 2009 and December 31, 2008, the assumed premium estimate and related ceding commissions included in our unaudited interim consolidated financial statements were $0.4 million and $0.2 million and $5.4 million and $1.0 million,  respectively. Key assumptions used to arrive at management’s best estimate of assumed premiums are premium amounts reported historically and informal communications with ceding companies. Differences between such estimates and actual amounts are recorded in the period in which the actual amounts are determined. Historically, the differences have not been material. We do not record a provision for doubtful accounts related to our assumed premium estimate. Historically there have not been any material issues related to the collectibility of assumed premium. No provision for doubtful accounts related to our premium receivable was recorded for March 31, 2009 or December 31, 2008.

Prior to Adoption of FAS 163

Upfront premiums were earned in proportion to the expiration of the amount at risk. Each installment premium was earned ratably over its installment period, generally one year or less. Premium earnings under both the upfront and installment revenue recognition methods were based upon and were in proportion to the principal amount guaranteed and therefore resulted in higher premium earnings during periods where guaranteed principal was higher. For insured bonds for which the par value outstanding was declining during the insurance period, upfront premium earnings were greater in the earlier periods thus matching revenue recognition with the underlying risk. The premiums were allocated in accordance with the principal amortization schedule of the related bond issue and were earned ratably over the amortization period. When an insured issue was retired early, was called by the issuer, or was in substance paid in advance through a refunding accomplished by placing U.S. Government securities in escrow, the remaining unearned premium reserves were earned at that time. Unearned premium reserves represent the portion of premiums written that was applicable to the unexpired amount at risk of insured bonds.

Deferred Acquisition Costs

Acquisition costs incurred, other than those associated with credit derivative products, that vary with and are directly related to the production of new business are deferred in proportion to written premium and amortized in relation to earned premiums. These costs include direct and indirect expenses such as ceding commissions, brokerage expenses and the cost of underwriting and marketing personnel. As of March 31, 2009 and December 31, 2008, we had deferred acquisition costs of $382.5 million and $288.6 million, respectively. Ceding commissions paid to primary insurers are the largest component of deferred acquisition costs, constituting 69% and 59% of total deferred acquisition costs as of March 31, 2009 and December 31, 2008, respectively. Management uses its judgment in determining what types of costs should be deferred, as well as what percentage of these costs should be deferred. We annually conduct a study to determine which operating costs vary with, and are directly related to, the acquisition of new business and qualify for deferral. Ceding commissions received on premiums we cede to other reinsurers reduce acquisition costs. Anticipated losses, LAE and the remaining costs of servicing the insured or reinsured business are considered in determining the recoverability of acquisition costs. Acquisition costs associated with credit derivative products are expensed as incurred. When an insured issue is retired early, as discussed above in the Premium Revenue Recognition section of these Critical Accounting Estimates, the remaining related deferred acquisition cost is expensed at that time. Ceding commissions, calculated at their contractually defined rate, associated future installment premiums on assumed and ceded reinsurance business were recorded in deferred acquisition costs upon the adoption of FAS 163.

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

The U.S. Internal Revenue Service (“IRS”) has completed audits of all of the Company’s U.S. subsidiaries’ federal income tax returns for taxable years through 2001. In September 2007, the IRS completed its audit of tax years 2002 through 2004 for Assured Guaranty Overseas US Holdings Inc. and subsidiaries, which includes Assured Guaranty Overseas US Holdings Inc., AGRO, Assured Guaranty Mortgage Insurance Company and AG Intermediary Inc. As a result of the audit there were no significant findings and no cash settlements with the IRS. In addition, the IRS is reviewing Assured Guaranty US Holdings Inc. and subsidiaries (“AGUS”) for tax years 2002 through the date of the IPO. AGUS includes Assured Guaranty US Holdings Inc., AGC and AG Financial Products and were part of the consolidated tax return of a subsidiary of ACE Limited (“ACE”), our former Parent, for years prior to the IPO. The Company is indemnified by ACE for any potential tax liability associated with the tax examination of AGUS as it relates to years prior to the IPO. In addition, tax years 2005 and subsequent remain open.

Deferred Income Taxes

As of March 31, 2009 and December 31, 2008, we had a net deferred income tax asset of $117.6 million and a net deferred income tax asset of $129.1 million, respectively. Certain of our subsidiaries are subject to U.S. income tax. Deferred income tax assets and liabilities are established for the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Such temporary differences relate principally to unrealized gains and losses on investments and credit derivatives , deferred acquisition costs, reserves for losses and LAE, unearned premium reserves, net operating loss carryforwards (“NOLs”) and statutory contingency reserves. A valuation allowance is recorded to reduce a deferred tax asset to the amount that in management’s opinion is more likely than not to be realized.

As of both March 31, 2009 and December 31, 2008, Assured Guaranty Re Overseas Ltd. (“AGRO”) had a stand alone NOL of $47.9 million, which is available to offset its future U.S. taxable income. The Company has $27.2 million of this NOL available through 2017 and $20.7 million available through 2023. AGRO’s stand alone

NOL is not permitted to offset the income of any other members of AGRO’s consolidated group due to certain tax regulations. Assured Guaranty Mortgage Insurance Company (“AGMIC”) is a member of the same consolidated tax group as AGRO. In First Quarter 2009 AGMIC had a projected NOL of $9.6 million which would be available through 2020.

Under applicable accounting rules, we are required to establish a valuation allowance for NOLs that we believe are more likely than not to expire before being utilized. Management has assessed the likelihood of realization of all of its deferred tax assets. Based on this analysis, management believes it is more likely than not that $20.0 million of AGRO’s $47.9 million NOL will not be utilized before it expires and has established a $7.0 million valuation allowance related to the NOL deferred tax asset. In addition, management believes it is more likely than not that AGMIC’s NOL will not be utilized before it expires and has established a $3.4 million valuation allowance related to the NOL deferred tax asset. Management believes that all other deferred income taxes are more-likely-than-not to be realized. The valuation allowance is subject to considerable judgment, is reviewed quarterly and will be adjusted to the extent actual taxable income differs from estimates of future taxable income that may be used to realize NOLs or capital losses.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. The total liability for unrecognized tax benefits as of both March 31, 2009 and December 31, 2008 was $5.1 million and is included in other liabilities on the balance sheet. The Company does not believe it is reasonably possible that this amount will change significantly in the next twelve months. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.

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

The Company initially recorded a $49.0 million reduction of its existing deferred tax liability, based on an estimate of the ultimate resolution of the Section 338(h)(10) election. Under the tax allocation agreement, the Company estimated that, as of the IPO date, it was obligated to pay $20.9 million to AFS and accordingly established this amount as a liability. The initial difference, which is attributable to the change in the tax basis of certain liabilities for which there is no associated step-up in the tax basis of its assets and no amounts due to AFS, resulted in an increase to additional paid-in capital of $28.1 million. As of March 31, 2009 and December 31, 2008, the liability for tax basis step-up adjustment, which is included in the Company’s balance sheets in “Other liabilities,” was $9.0 million and $9.1 million, respectively. The Company has paid ACE and correspondingly reduced its liability by $0.2 million and $0.2 million in First Quarter 2009 and First Quarter 2008, respectively.

Accounting for Share-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of FAS No. 123 (revised), “Share-Based Payment” (“FAS 123R”) using the modified prospective transition method. Share-based compensation expense in First Quarter 2009 and First Quarter 2008 was $3.8 million ($3.1 million after tax) and $6.4 million ($5.4 million after tax), respectively. The effect on basic and diluted earnings per share for First Quarter 2009 and First Quarter 2008 was $0.03 and $0.07, respectively. First Quarter 2009 and First Quarter 2008 expense included $2.0 million ($1.8 million after tax) and $3.9 million ($3.5 million after tax), respectively, related to accelerated vesting for stock award grants to retirement-eligible employees.

Accounting for Cash-Based Compensation

The Company’s compensation expense for First Quarter 2009 and First Quarter 2008 was in the form of performance retention awards. The Company recognized approximately $5.2 million ($4.4 million after-tax) and $5.5 million ($4.6 million after-tax) of expense for performance retention awards in First Quarter 2009 and First Quarter 2008, respectively. Included in First Quarter 2009 and First Quarter 2008 amounts were $4.3 million and $4.6 million, respectively, of accelerated expense related to retirement eligible employees.

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

The tables below provide information on the risk ratings and certain other risk characteristics of the Company’s RMBS, subprime RMBS, CDOs of ABS and Prime exposures as of March 31, 2009 (dollars in millions):

Distribution of U.S. RMBS by Rating(1) and by Segment as of March 31, 2009

	Direct		Reinsurance		Total
	Net Par		Net Par		Net Par
Ratings(1):	Outstanding	%	Outstanding	%	Outstanding	%
Super senior	$4,430	26.3%	$—	—	$4,430	24.8%
AAA	932	5.5%	151	15.5%	1,083	6.1%
AA	991	5.9%	100	10.2%	1,091	6.1%
A	2,325	13.8%	111	11.4%	2,437	13.7%
BBB	2,601	15.4%	127	13.0%	2,728	15.3%
Below investment grade	5,591	33.1%	488	49.9%	6,079	34.1%
	$16,871	100.0%	$977	100.0%	$17,847	100.0%

Distribution of U.S. RMBS by rating, December 31, 2006 to March 31, 2009

Ratings(1):	12/31/2006	12/31/2007	12/31/2008	3/31/2009
Super senior	41.4%	35.4%	34.7%	24.8%
AAA	23.1%	33.9%	9.1%	6.1%
AA	0.3%	5.0%	8.5%	6.1%
A	9.2%	6.4%	13.4%	13.7%
BBB	25.1%	9.1%	10.4%	15.3%
Below investment grade	0.9%	10.1%	24.0%	34.1%
	100.0%	100.0%	100.0%	100.0%

Distribution of U.S. RMBS by Rating(1) and Type of Exposure as of March 31, 2009

Ratings(1):	Prime First Lien	Prime Closed End Seconds	Prime HELOC	Alt-A First Lien	Alt-A Option ARMs	Subprime First Lien	Total Net Par Outstanding
Super senior	$—	$46	$—	$1,493	$—	$2,890	$4,430
AAA	12	57	10	710	9	286	1,083
AA	74	—	12	726	9	269	1,091
A	107	3	8	883	202	1,234	2,437
BBB	717	—	109	564	85	1,253	2,728
Below investment grade	655	309	1,496	1,756	1,250	612	6,079
Total exposures	$1,566	$415	$1,636	$6,132	$1,554	$6,543	$17,847

Distribution of U.S. RMBS by Year Insured and Type of Exposure as of March 31, 2009

Year Insured:	Prime First Lien	Prime Closed End Seconds	Prime HELOC	Alt-A First Lien	Alt-A Option ARMs	Subprime First Lien	Total Net Par Outstanding
2004 and prior	$117	$3	$147	$83	$69	$492	$911
2005	196	—	696	382	51	83	1,408
2006	337	5	130	58	76	4,423	5,030
2007	916	408	664	3,151	1,210	1,517	7,864
2008	—	—	—	2,459	148	27	2,634
2009	—	—	—	—	—	—	—
Total exposures	$1,566	$415	$1,636	$6,132	$1,554	$6,543	$17,847

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

Distribution of U.S. RMBS by Rating(1) and Year Insured as of March 31, 2009

	Super	AAA	AA	A	BBB	BIG
Year insured:	Senior	Rated	Rated	Rated	Rated	Rated	Total
2004 and prior	$—	$187	$136	$182	$153	$252	$911
2005	—	55	155	181	171	845	1,408
2006	2,890	178	233	531	893	305	5,030
2007	46	67	566	1,010	1,511	4,664	7,864
2008	1,493	597	—	531	—	13	2,634
2009	—	—	—	—	—	—	—
	$4,430	$1,083	$1,091	$2,437	$2,728	$6,079	$17,847

% of total	24.8%	6.1%	6.1%	13.7%	15.3%	34.1%	100.0%

Distribution of U.S. Prime HELOC RMBS by Rating(1) and Year Insured as of March 31, 2009

	Super	AAA	AA	A	BBB	BIG
Year insured:	Senior	Rated	Rated	Rated	Rated	Rated	Total
2004 and prior	$—	$0	$11	$5	$91	$39	$147
2005	—	—	—	2	14	680	696
2006	—	—	—	—	3	127	130
2007	—	10	1	1	1	651	664
2008	—	—	—	—	—	—	—
2009	—	—	—	—	—	—	—
	$—	$10	$12	$8	$109	$1,496	$1,636

% of total	0.0%	0.6%	0.7%	0.5%	6.7%	91.5%	100.0%

Distribution of U.S. Closed End Seconds RMBS by Rating(1) and Year Insured as of March 31, 2009

	Super	AAA	AA	A	BBB	BIG
Year insured:	Senior	Rated	Rated	Rated	Rated	Rated	Total
2004 and prior	$—	$0	$—	$2	$—	$—	$3
2005	—	—	—	—	—	—	—
2006	—	—	—	—	—	5	5
2007	46	57	—	1	—	304	408
2008	—	—	—	—	—	—	—
2009	—	—	—	—	—	—	—
	$46	$57	$—	$3	$—	$309	$415

% of total	11.2%	13.8%	0.0%	0.7%	0.0%	74.3%	100.0%

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

Distribution of U.S. Alt-A RMBS by Rating(1) and Year Insured as of March 31, 2009

	Super	AAA	AA	A	BBB	BIG
Year insured:	Senior	Rated	Rated	Rated	Rated	Rated	Total
2004 and prior	$—	$14	$7	$41	$21	$—	$83
2005	—	46	155	26	39	115	382
2006	—	52	—	—	—	6	58
2007	—	—	565	446	504	1,635	3,151
2008	1,493	597	—	369	—	—	2,459
2009	—	—	—	—	—	—	—
	$1,493	$710	$726	$883	$564	$1,756	$6,132

% of total	24.4%	11.6%	11.8%	14.4%	9.2%	28.6%	100.0%

Distribution of U.S. Alt-A Option ARM RMBS by Rating(1) and Year Insured as of March 31, 2009

	Super	AAA	AA	A	BBB	BIG
Year insured:	Senior	Rated	Rated	Rated	Rated	Rated	Total
2004 and prior	$—	$—	$—	$52	$17	$—	$69
2005	—	8	—	—	1	42	51
2006	—	1	9	—	—	66	76
2007	—	—	—	2	67	1,141	1,210
2008	—	—	—	148	—	—	148
2009	—	—	—	—	—	—	—
	$—	$9	$9	$202	$85	$1,250	$1,554

% of total	0.0%	0.6%	0.6%	13.0%	5.4%	80.4%	100.0%

Distribution of U.S. Subprime RMBS by Rating(1) and Year Insured as of March 31, 2009

	Super	AAA	AA	A	BBB	BIG
Year insured:	Senior	Rated	Rated	Rated	Rated	Rated	Total
2004 and prior	$—	$160	$44	$50	$24	$214	$492
2005	—	1	—	77	3	2	83
2006	2,890	124	224	531	554	100	4,423
2007	—	—	1	561	672	284	1,517
2008	—	—	—	14	—	13	27
2009	—	—	—	—	—	—	—
	$2,890	$286	$269	$1,234	$1,253	$612	$6,543

% of total	44.2%	4.4%	4.1%	18.9%	19.1%	9.4%	100.0%

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

Distribution of Financial Guaranty Direct U.S. RMBS by Rating(1) and Type of Exposure as of March 31, 2009

Ratings(1):	Prime First Lien	Prime Closed End Seconds	Prime HELOC	Alt-A First Lien	Alt-A Option ARMs	Subprime First Lien	Total Net Par Outstanding
Super senior	$—	$46	$—	$1,493	$—	$2,890	$4,430
AAA	—	55	—	654	—	224	932
AA	—	—	6	724	—	261	991
A	75	—	—	856	201	1,194	2,325
BBB	716	—	15	563	84	1,222	2,601
Below investment grade	649	304	1,146	1,728	1,233	531	5,591
Total exposures	$1,441	$405	$1,168	$6,018	$1,518	$6,322	$16,871

Distribution of Financial Guaranty Direct U.S. RMBS by Year Insured as of March 31, 2009

Year insured:	Prime First Lien	Prime Closed End Seconds	Prime HELOC	Alt-A First Lien	Alt-A Option ARMs	Subprime First Lien	Total Net Par Outstanding
2004 and prior	$—	$—	$21	$49	$68	$344	$483
2005	189	—	572	376	40	77	1,254
2006	336	—	—	—	56	4,403	4,794
2007	916	405	575	3,134	1,206	1,498	7,732
2008	—	—	—	2,459	148	—	2,607
2009	—	—	—	—	—	—	—
	$1,441	$405	$1,168	$6,018	$1,518	$6,322	$16,871

Distribution of Financial Guaranty Direct U.S. RMBS by Year Issued as of March 31, 2009

Year issued:	Prime First Lien	Prime Closed End Seconds	Prime HELOC	Alt-A First Lien	Alt-A Option ARMs	Subprime First Lien	Total Net Par Outstanding
2004 and prior	$—	$—	$21	$49	$68	$344	$483
2005	189	—	572	376	40	3,580	4,757
2006	336	—	—	360	56	1,900	2,651
2007	916	405	575	5,233	1,354	498	8,980
2008	—	—	—	—	—	—	—
2009	—	—	—	—	—	—	—
	$1,441	$405	$1,168	$6,018	$1,518	$6,322	$16,871

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

Distribution of Financial Guaranty Direct U.S. RMBS Net Par Outstanding by Rating(1) and Year Issued as of March 31, 2009

	Super	AAA	AA	A	BBB	BIG
Year issued:	Senior	Rated	Rated	Rated	Rated	Rated	Total
2004 and prior	$—	$111	$48	$96	$52	$176	$483
2005	1,990	170	379	710	706	801	4,757
2006	1,174	—	—	100	961	417	2,651
2007	1,266	651	565	1,419	882	4,197	8,980
2008	—	—	—	—	—	—	—
2009	—	—	—	—	—	—	—
	$4,430	$932	$991	$2,325	$2,601	$5,591	$16,871

% of total	26.3%	5.5%	5.9%	13.8%	15.4%	33.1%	100.0%

Distribution of Financial Guaranty Direct U.S. RMBS Net Par Outstanding by Rating(1) and Year Insured as of March 31, 2009

	Super	AAA	AA	A	BBB	BIG
Year issued:	Senior	Rated	Rated	Rated	Rated	Rated	Total
2004 and prior	$—	$111	$48	$96	$52	$176	$483
2005	—	46	155	179	153	721	1,254
2006	2,890	124	224	531	889	136	4,794
2007	46	55	565	1,002	1,507	4,558	7,732
2008	1,493	597	—	517	—	—	2,607
2009	—	—	—	—	—	—	—
	$4,430	$932	$991	$2,325	$2,601	$5,591	$16,871

% of total	26.3%	5.5%	5.9%	13.8%	15.4%	33.1%	100.0%

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

Distribution of Financial Guaranty Direct U.S. Mortgage-Backed Securities Issued January 1, 2005 or Later by Exposure Type, Average Pool Factor, Subordination, Cumulative Losses and 60+ Day Delinquencies as of March 31, 2009 (1)

U.S. Prime First Lien

Year issued:	Net Par Outstanding	Pool Factor(2)	Subordination (3)	Cumulative Losses (4)	60+ Day Delinquencies (5)	Number of transactions
2005	$189	73.2%	5.3%	0.1%	4.0%	6
2006	336	68.2%	5.9%	0.1%	3.0%	2
2007	916	83.8%	10.3%	0.3%	4.2%	2
2008	N/A	N/A	N/A	N/A	N/A	N/A
2009	N/A	N/A	N/A	N/A	N/A	N/A
	$1,441	78.8%	8.6%	0.2%	3.9%	10

U.S. Prime CES

Year issued:	Net Par Outstanding	Pool Factor(2)	Subordination (3)	Cumulative Losses (4)	60+ Day Delinquencies (5)	Number of transactions
2005	N/A	N/A	N/A	N/A	N/A	N/A
2006	N/A	N/A	N/A	N/A	N/A	N/A
2007	405	61.2%	21.5%	30.5%	21.1%	5
2008	N/A	N/A	N/A	N/A	N/A	N/A
2009	N/A	N/A	N/A	N/A	N/A	N/A
	$405	61.2%	21.5%	30.5%	21.1%	5

U.S. Prime HELOC

Year issued:	Net Par Outstanding	Pool Factor(2)	Subordination (3)	Cumulative Losses (4)	60+ Day Delinquencies (5)	Number of transactions
2005	$572	31.7%	0.0%	11.9%	15.0%	2
2006	N/A	N/A	N/A	N/A	N/A	N/A
2007	575	64.3%	0.0%	16.9%	12.8%	2
2008	N/A	N/A	N/A	N.A.	N/A	N/A
2009	N/A	N/A	N/A	N.A.	N/A	N/A
	$1,146	48.0%	0.0%	14.4%	13.9%	4

U.S. Alt-A First Lien

Year issued:	Net Par Outstanding	Pool Factor(2)	Subordination (3)	Cumulative Losses (4)	60+ Day Delinquencies (5)	Number of transactions
2005	$376	59.8%	11.7%	1.0%	10.6%	13
2006	360	73.3%	39.4%	3.3%	30.3%	2
2007	5,233	77.8%	20.5%	1.6%	24.0%	11
2008	N/A	N/A	N/A	N/A	N/A	N/A
2009	N/A	N/A	N/A	N/A	N/A	N/A
	$5,969	76.4%	21.1%	1.7%	23.5%	26

(1) Net par outstanding is based on values as of March 2009. All performance information such as pool factor, subordination, cumulative losses and delinquency is based on March 2009 information obtained from Intex, Bloomberg, and/or provided by the trustee and may be subject to restatement or correction.

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

Distribution of Financial Guaranty Direct U.S. Mortgage-Backed Securities Issued January 1, 2005 or Later by Exposure Type, Average Pool Factor, Subordination, Cumulative Losses and 60+ Day Delinquencies as of March 31, 2009 (1)

U.S. Alt-A Option ARMs

Year issued:	Net Par Outstanding	Pool Factor(2)	Subordination (3)	Cumulative Losses (4)	60+ Day Delinquencies(5)	Number of transactions
2005	$40	32.3%	27.6%	1.0%	22.4%	1
2006	56	55.1%	19.1%	1.2%	30.6%	1
2007	1,354	79.6%	20.7%	1.3%	25.3%	7
2008	N/A	N/A	N/A	N/A	N/A	N/A
2009	N/A	N/A	N/A	N/A	N/A	N/A
	$1,450	77.4%	20.8%	1.3%	25.5%	9

U.S. Subprime First Lien

Year issued:	Net Par Outstanding	Pool Factor(2)	Subordination (3)	Cumulative Losses (4)	60+ Day Delinquencies(5)	Number of transactions
2005	$3,580	31.5%	63.6%	7.1%	41.9%	42
2006	1,900	46.4%	41.3%	8.9%	42.8%	49
2007	498	48.0%	40.5%	9.3%	45.6%	2
2008	N/A	N/A	N/A	N/A	N/A	N/A
2009	N/A	N/A	N/A	N/A	N/A	N/A
	$5,977	37.6%	54.6%	7.9%	42.5%	93

U.S. CMBS

Year issued:	Net Par Outstanding	Pool Factor(2)	Subordination (3)	Cumulative Losses (4)	60+ Day Delinquencies(5)	Number of transactions
2005	$3,429	96.5%	28.9%	0.0%	0.2%	158
2006	1,418	98.2%	30.6%	0.0%	0.3%	57
2007	524	89.2%	20.6%	0.0%	2.1%	13
2008	N/A	N/A	N/A	N/A	N/A	N/A
2009	N/A	N/A	N/A	N/A	N/A	N/A
	$5,371	96.2%	28.5%	0.0%	0.4%	228

(1) Net par outstanding is based on values as of March 2009. All performance information such as pool factor, subordination, cumulative losses and delinquency is based on March 2009 information obtained from Intex, Bloomberg, and/or provided by the trustee and may be subject to restatement or correction.

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

Consolidated Results of Operations (1)

The following table presents summary consolidated results of operations data for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009(2)	2008
	($ in millions)

Revenues:

Net earned premiums	$148.4	$46.8
Net investment income	43.6	36.6
Net realized investment (losses) gains	(17.1)	0.6
Change in fair value of credit derivatives
Realized gains and other settlements on credit derivatives	20.6	27.6
Unrealized gains (losses) on credit derivatives	27.0	(259.6)
Net change in fair value of credit derivatives	47.6	(232.0)
Other income	20.6	8.5

Total revenues	243.1	(139.4)

Expenses:
Loss and loss adjustment expenses	79.8	55.1
Profit commission expense	0.3	1.2
Acquisition costs	23.4	11.9
Operating expenses	32.3	28.6
Interest expense	5.8	5.8
Other expenses	1.4	0.7

Total expenses	143.0	103.4

Income (loss) before provision (benefit) for income taxes	100.1	(242.8)

Provision (benefit) for income taxes	14.6	(73.6)

Net income (loss)	$85.5	$(169.2)

Underwriting gain (loss) by segment:
Financial guaranty direct	$87.0	$(18.9)
Financial guaranty reinsurance	(14.2)	(7.3)
Mortgage guaranty	(31.3)	0.8
Other	—	—

Total	$41.5	$(25.4)

(1)          Some amounts may not add due to rounding.

(2)          Effective January 1, 2009, the Company adopted FAS 163. Please see “—Critical Accounting Estimates” for additional information.

We organize our business around four principal business segments: financial guaranty direct, financial guaranty reinsurance, mortgage guaranty and other. There are a number of lines of business that we have exited as part of our IPO in April 2004, which are included in the other segment. However, the results of these businesses are reflected in the above numbers. These unaudited interim consolidated financial statements cover the First Quarter 2009 and the First Quarter 2008.

Net Income (Loss)

Net income (loss) was $85.5 million and $(169.2) million for First Quarter 2009 and First Quarter 2008, respectively. The increase of $254.7 million in 2009 compared with 2008 is primarily due to the following factors:

·                  a $27.0 million unrealized gain on credit derivatives in First Quarter 2009 compared with a $(259.6) million unrealized loss on credit derivatives in First Quarter 2008, mainly attributable to the Company’s own credit spread widening. The unrealized gain (loss) on credit derivatives, net of related income taxes, was $33.2 million and $(183.5) million for First Quarter 2009 and First Quarter 2008, respectively. With considerable volatility continuing in the market, this amount will fluctuate significantly in future periods,

·                  an increase of $66.9 million in underwriting gain to $41.5 million in 2009, compared with a $(25.4) million underwriting loss in 2008, primarily due to an increase in net earned premiums of $101.6 million, of which $73.6 million related to the cancellation of certain financial guaranty contracts and $14.3 million related to an increase in refundings

·                  an increase of $7.0 million in net investment income to $43.6 million in First Quarter 2009 from $36.6 million in First Quarter 2008 which is attributable to increased invested assets from positive operating cash flows, and

·                  an increase of $12.1 million in other income, which included a fair value gain of $19.7 million pre-tax, $12.8 million after-tax, related to Assured Guaranty Corp.’s committed capital securities.

Partially offsetting these positive factors were:

·                  an increase in net realized investment (losses) of $(17.7) million primarily related to the $(18.5) million write down of securities due to other than temporary impairment,

·                  an increase of $3.7 million in operating expenses to $32.3 million in 2009 from $28.6 million in 2008, mainly as a result of legal, accounting and advisory costs related to our pending acquisition of FSA, and

·                  a $88.2 million increase in our provision (benefit) for income tax to $14.6 million in First Quarter 2009, compared with $(73.6) million in First Quarter 2008. The provision in First Quarter 2009 was mainly related to the unrealized gain on credit derivatives recognized in First Quarter 2009.

Net Earned Premiums

	Three Months Ended March 31,
Net Earned Premiums	2009	2008
	($ in millions)

Financial guaranty direct	$101.5	$17.3
Financial guaranty reinsurance	46.2	27.8
Mortgage guaranty	0.8	1.9

Total financial guaranty net earned premiums	148.4	46.8

Other	—	—

Total net earned premiums	$148.4	$46.8

Net earned premiums for First Quarter 2009 were $148.4 million compared with $46.8 million for First Quarter 2008. First Quarter 2009 earned premiums include $5.3 million related to the accretion of discount on future financial guaranty installment premiums as the result of the implementation of FAS 163 effective January 1, 2009. Financial guaranty direct net earned premiums increased $84.2 million in First Quarter 2009, compared with First Quarter 2008. This increase is attributable to cancellation of certain international infrastructure transactions which resulted in $73.6 million of net earned premiums, as well as the continued growth of our in-force book of business. The First Quarter 2009 and First Quarter 2008 had no earned premiums from public finance refundings in the financial guaranty direct segment. Public finance refunding premiums reflect the unscheduled pre-payment or refundings of underlying municipal bonds. Our financial guaranty reinsurance segment increased $18.4 million in

2009 compared with 2008 due mainly to an increase in refundings of $14.3 million, as well as the CIFG portfolio assumed in the First Quarter of 2009 which contributed $4.4 million to net earned premiums. The $1.1 million decrease in net earned premiums in our mortgage guaranty segment in 2009 compared with 2008 reflects the run-off of this business.

Net Investment Income

Net investment income was $43.6 million for First Quarter 2009, compared with $36.6 million for First Quarter 2008. The $7.0 million increase is attributable to increased invested assets due to positive operating cash flows.

Net Realized Investment (Losses) Gains

Net realized investment (losses) gains, principally from the sale of fixed maturity securities, were $(17.1) million and $0.6 million for First Quarter 2009 and First Quarter 2008, respectively. The Company recognized $18.5 million of other than temporary impairment losses substantially related to mortgage backed and corporate securities for the three months ended March 31, 2009 primarily due to the fact that it does not have the intent to hold these securities until there is a recovery in their value. The Company had no write downs of investments for other than temporary impairment losses for both the three months ended March 31, 2008. Net realized investment (losses) gains, net of related income taxes, were $(17.1) million and $0.4 million for First Quarter 2009 and First Quarter 2008, respectively.

Realized Gains and Other Settlements on Credit Derivatives

	Three Months Ended March 31,
Realized gains and other settlements on credit derivatives	2009	2008
	($ in millions)

Net credit derivative premiums received and receivable:
Direct segment	$28.4	$27.3
Reinsurance segment	1.2	0.5
Total net credit derivative premiums received and receivable	29.5	27.8
Net credit derivative losses (paid and payable) recovered and recoverable	(9.1)	—
Ceding commissions received/receivable (paid/payable), net	0.1	(0.2)

Total realized gains and other settlements on credit derivatives	$20.6	$27.6

Realized gains and other settlements on credit derivatives, were $20.6 million and $27.6 million for First Quarter 2009 and First Quarter 2008, respectively. Total net credit derivative premiums received and receivable, which represents premium income recognized attributable to CDS contracts, was $29.5 million and $27.8 million for the First Quarter 2009 and First Quarter 2008, respectively. This increase is attributable to growth in our direct business written in CDS form. Net credit derivative losses (paid and payable) recovered and recoverable, which represents contractual claim losses paid and payable related to insured credit events under these contracts, were $(9.1) million and $0 million for the First Quarter 2009 and First Quarter 2008, respectively. We did not have any losses paid or payable under these contracts in First Quarter 2008.

Unrealized Gains (Losses) on Credit Derivatives

	Three Months Ended March 31,
Unrealized gains (losses) on credit derivatives	2009	2008
	($ in millions)
Pre-tax:
Unrealized gains (losses) on credit derivatives, excluding incurred losses on credit derivatives	$18.8	$(256.4)
Incurred gains (losses) on credit derivatives	8.1	(3.2)

Total unrealized losses on credit derivatives	$26.9	$(259.6)

After-tax:
Unrealized gains (losses) on credit derivatives, excluding incurred losses on credit derivatives	$26.3	$(181.4)
Incurred gains (losses) on credit derivatives	6.9	(2.2)

Total unrealized gains (losses) on credit derivatives	$33.2	$(183.6)

Credit derivatives are recorded at fair value as required by FAS 133, FAS 149 and FAS 155. The fair value adjustment for First Quarter 2009 and First Quarter 2008 was a $27.0 million gain and a $259.6 million loss, respectively. The change in fair value for First Quarter 2009 was attributable to spreads widening and includes no credit losses, partially offset by the higher credit risk of the Company as indicated by the cost of credit protection on us, which increased from 1,775 basis points at December 31, 2008 to 3,847 basis points at March 31, 2009. The change in fair value for First Quarter 2008 was attributable to spreads widening and includes no credit losses, partially offset by the higher credit risk of the Company as indicated by the cost of credit protection on us, which increased from 180 basis points at December 31, 2007 to 540 basis points at March 31, 2008. For the three months ended March 31, 2008, approximately 41% of our unrealized loss on derivative financial instruments was due to a decline in the market value of high yield and investment grade corporate collateralized loan obligation transactions, with the balance generated by lower market values principally in the residential and commercial mortgage backed securities markets. Changes in the fair value of our derivative contracts do not reflect actual claims or credit losses, and have no impact on the Company’s claims paying resources, rating agency capital or regulatory capital positions. With considerable volatility continuing in the market, the fair value adjustment amount will fluctuate significantly in future periods. Unrealized gains (losses) on credit derivatives, excluding incurred losses on credit derivatives, net of related income taxes, were $26.3 million and $(181.4) million for First Quarter 2009 and First Quarter 2008, respectively.

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

Management also calculates loss reserve expenses on our credit derivative contracts in the same manner as we do for our financial guaranty insurance contracts. Prior to the First Quarter 2008, incurred losses on credit derivatives were apportioned in our financial statements from unrealized gains (losses) on credit derivatives and included in loss and loss adjustment expenses. As a result of reclassifying our accounting activity related to credit derivative contracts commencing with the First Quarter 2008, we no longer make this apportionment in our financial statements, but believe it is an important metric in evaluating the credit quality of our credit derivative contracts. The incurred gains (losses) on credit derivatives were $8.1 million ($6.9 million after-tax) and $(3.2) million ($(2.2) million after-tax) for the First Quarter of 2009 and First Quarter of 2008, respectively. The decrease for 2009 as compared with 2008 is primarily due to losses paid and the concurrent release of related reserves, as well as change in our reserving methodology for CDS credits in order to be consistent with the change in reserving methodology for our financial guaranty credits, as prescribed by FAS 163.

Other Income

The First Quarter 2009 and First Quarter 2008 amount included a fair value gain of $19.7 million and $8.5 million, pre-tax, related to Assured Guaranty Corp.’s committed capital securities. The increase was due to the widening of the Company’s credit spreads.

Loss and Loss Adjustment Expenses

	Three Months Ended March 31,
Loss and Loss Adjustment Expenses	2009	2008
	($ in millions)

Financial guaranty direct	$11.7	$35.9
Financial guaranty reinsurance	36.8	19.2
Mortgage guaranty	31.2	—

Total financial guaranty loss and loss adjustment expenses	79.8	55.1

Other	—	—

Total loss and loss adjustment expenses	$79.8	$55.1

Loss and loss adjustment expenses for First Quarter 2009 and First Quarter 2008 were $79.8 million and $55.1 million, respectively. Loss and loss adjustment expenses for the financial guaranty direct segment decreased $24.2 million to $11.7 million in First Quarter 2009 from $35.9 million in First Quarter 2008. This decrease is mainly due to First Quarter 2008 including an increase in portfolio reserves of $35.7 million related mainly to our HELOC and other RMBS exposures driven by internal ratings downgrades. The financial guaranty reinsurance segment loss and loss adjustment expenses were $36.8 million in First Quarter 2009, compared with $19.2 million in First Quarter 2008. First Quarter 2009 included loss and loss adjustment expenses of $22.1 million related to our HELOC and RMBS exposures, and $8.1 million related to the Jefferson County public finance transaction. First Quarter 2008 included increases in case and portfolio reserves of $9.3 million and $7.4 million, respectively, related primarily to our HELOC and U.S. Subprime RMBS exposures. Loss and loss adjustment expenses in our Mortgage guaranty segment increased $31.2 million primarily due to a loss reserve estimate related to an arbitration proceeding.

Profit Commission Expense

Profit commissions, which are primarily related to our mortgage guaranty segment, allow the ceding company to share favorable experience on a reinsurance contract due to lower than expected losses. Expected or favorable loss development generates profit commission expense, while the inverse occurs on unfavorable loss development. Portfolio reserves are not a component of these profit commission calculations. Profit commissions for First Quarter 2009 and First Quarter 2008 were $0.3 million and $1.2 million, respectively. The decrease is primarily related to an increase in loss and loss adjustment expenses for certain assumed business subject to profit commission.

Acquisition Costs

Acquisition costs primarily consist of ceding commissions, brokerage fees and operating expenses that are related to the acquisition of new business. Acquisition costs that vary with and are directly related to the acquisition of new business are deferred and amortized in relation to earned premium. For First Quarter 2009 and First Quarter 2008, acquisition costs incurred were $23.4 million and $11.9 million, respectively. These amounts are consistent with changes in net earned premium from non-derivative transactions.

Operating Expenses

For First Quarter 2009 and First Quarter 2008, operating expenses were $32.3 million and $28.6 million, respectively. The $3.7 million increase in 2009 compared with 2008 is mainly due to legal, accounting and advisory expenses related to our pending acquisition of FSA. Additionally, there was a decrease in the amount of operating expenses deferred as acquisition costs as a result of changes in market conditions.

Interest Expense

For First Quarter 2009 and First Quarter 2008, interest expense was $5.8 million and $5.8 million, respectively. Interest expense related to the issuance of our 7% Senior Notes (“Senior Notes”) in May 2004 was $3.3 million, respectively, in both First Quarter 2009 and First Quarter 2008. Interest expense related to the issuance of our 6.40% Series A Enhanced Junior Subordinated Debentures in December 2006 was $2.5 million in both First Quarter 2009 and First Quarter 2008. The coupon on the Senior Notes is 7.0%, however, the effective rate is approximately 6.4%, which reflects the effect of a cash flow hedge executed by the Company in March 2004, the term of which matches that of the Senior Notes.

Other Expenses

For First Quarter 2009 and First Quarter 2008, other expenses were $1.4 million and $0.7 million, respectively. These amounts reflect the put option premiums associated with AGC’s $200.0 million committed capital securities. The increase in 2009 compared to 2008 was due to the increase in annualized rates from One-Month LIBOR plus 110 basis points to One-Month LIBOR plus 250 basis points as a result of the failed auction process in April 2008.

Income Tax

For First Quarter 2009 and First Quarter 2008, income tax expense (benefit) was $14.6 million and $(73.6) million and our effective tax rate was 14.6% and 30.3%, respectively. Our effective tax rates reflect the proportion of income recognized by each of our operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 35%, UK subsidiaries taxed at the UK marginal corporate tax rate of 30%, and no taxes for our Bermuda holding company and subsidiaries. Accordingly, our overall corporate effective tax rate fluctuates based on the distribution of taxable income across these jurisdictions. First Quarter 2009 included $27.0 million of unrealized gains on credit derivatives, the majority of which is associated with subsidiaries taxed in the U.S., and is the primary reason for the 14.6% effective tax rate. First Quarter 2008 included $259.6 million of unrealized losses on credit derivatives, the majority of which is associated with subsidiaries taxed in the U.S., and is the primary reason for the 30.3% effective tax rate.

Segment Results of Operations

Our financial results include four principal business segments: financial guaranty direct, financial guaranty reinsurance, mortgage guaranty and other. Management uses underwriting gains and losses as the primary measure of each segment’s financial performance. Underwriting gain is calculated as net earned premiums plus realized gains and other settlements on credit derivatives less the sum of loss and loss adjustment expenses including incurred losses on credit derivatives, profit commission expense, acquisition costs and other operating expenses that are directly related to the operations of our insurance businesses. This measure excludes certain revenue and expense items, such as net investment income, realized investment gains and losses, unrealized gains and losses on credit derivatives, excluding loss reserves allocation, other income, and interest and other expenses, that are not directly related to the underwriting performance of our insurance operations, but are included in net income.

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

The table below summarizes the financial results of our financial guaranty direct segment for the periods presented:

	Three Months Ended March 31,
	2009	2008
	($ in millions)

Net earned premiums	$101.5	$17.3
Realized gains and other settlements on credit derivatives:
Net credit derivative premiums received and receivable	28.4	27.3
Net credit derivative losses paid and payable	(8.8)	—
Ceding commissions received/receivable (paid/payable), net	0.4	(0.1)
Total realized gains and other settlements on credit derivatives	20.0	27.3
Loss and loss adjustment expenses	11.7	35.9
Incurred (gains) losses on credit derivatives	(7.3)	3.2
Total loss and loss adjustment expenses	4.4	39.1
Profit commission expense	—	—
Acquisition costs	6.2	3.0
Operating expenses	24.0	21.3

Underwriting gain (loss)	$87.0	$(18.9)

Loss and loss adjustment expense ratio	10.1%	87.7%
Expense ratio	22.9%	54.6%

Combined ratio	33.0%	142.3%

	Three Months Ended March 31,
Net Earned Premiums	2009	2008
	($ in millions)

Public finance	$85.5	$4.1
Structured finance	16.0	13.2

Total	$101.5	$17.3

Included in public finance direct net earned premiums are refundings of:	$—	$—
Included in public finance direct net earned premiums are transaction cancellations of:	$73.6	$—

Net earned premiums for First Quarter 2009 were $101.5 million compared with $17.3 million for First Quarter 2008. The increase in net earned premiums is mainly due to the cancellation of certain international infrastructure transactions, which resulted in $73.6 million of net earned premiums, as well as an increase in our U.S. Public Finance market penetration, which has generated additional net earned premiums and in-force business. First Quarter 2009 and First Quarter 2008 had no public finance refundings, which reflect the unscheduled pre-payment or refundings of underlying municipal bonds and are sensitive to market interest rates. We evaluate our net earned premiums both including and excluding these refundings.

	Three Months Ended March 31,
Realized gains and other settlements on credit derivatives	2009	2008
	($ in millions)

Net credit derivative premiums received and receivable	$28.4	$27.3
Net credit derivative losses paid or payable	(8.8)	—
Ceding commissions received/receivable (paid/payable), net	0.4	(0.1)

Total realized gains and other settlements on credit derivatives	$20.0	$27.3

Realized gains and other settlements on credit derivatives, were $20.0 million and $27.3 million for First Quarter 2009 and First Quarter 2008, respectively. This decrease is attributable to the $8.8 million of losses paid or payable under these contracts in the First Quarter 2009. We did not have any losses paid or payable under these contracts in First Quarter 2008.

Loss and LAE were $11.7 million and $35.9 million for First Quarter 2009 and First Quarter 2008, respectively. First Quarter 2009 loss and LAE is mainly related to our HELOC and other RMBS exposures. First Quarter 2008 included an increase in portfolio reserves of $35.7 million mainly attributable to our HELOC and other RMBS exposures driven by internal ratings downgrades.

Incurred (gains) losses on credit derivatives were $(7.3) million for First Quarter 2009 compared with $3.2 million for First Quarter 2008. The decrease is primarily due to the losses paid mentioned above which resulted in a release of $3.8 million in reserves, as well as positive development for some credits within our CDS portfolio.

For First Quarter 2009 and First Quarter 2008, acquisition costs incurred were $6.2 million and $3.0 million, respectively. The changes acquisition costs incurred over the periods are directly related to changes in net earned premiums from non-derivative transactions.

Operating expenses for First Quarter 2009 and First Quarter 2008 were $24.0 million and $21.3 million, respectively. The increase in operating expenses for First Quarter 2009, compared with First Quarter 2008 is mainly due to legal, accounting and advisory expenses related to our pending acquisition of FSA. Additionally, there was a decrease in the amount of operating expenses deferred as acquisition costs as a result of changes in market conditions.

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

The table below summarizes the financial results of our financial guaranty reinsurance segment for the periods presented:

	Three Months Ended March 31,
	2009	2008
	($ in millions)

Net earned premiums	$46.2	$27.8
Realized gains and other settlements on credit derivatives:
Net credit derivative premiums received and receivable	1.2	0.5
Net credit derivative losses paid and payable	(0.3)	—
Ceding commissions paid/payable, net	(0.3)	(0.2)
Total realized gains and other settlements on credit derivatives	0.6	0.3
Loss and loss adjustment expenses	36.8	19.2
Incurred (gains) losses on credit derivatives	(0.7)	—
Total loss and loss adjustment expenses	36.1	19.2
Profit commission expense	0.2	1.1
Acquisition costs	17.1	8.8
Operating expenses	7.6	6.4

Underwriting loss	$(14.2)	$(7.3)

Loss and loss adjustment expense ratio	76.9%	67.8%
Expense ratio	53.1%	58.1%

Combined ratio	130.0%	125.9%

	Three Months Ended March 31,
Net Earned Premiums	2009	2008
	($ in millions)

Public finance	$34.8	$18.6
Structured finance	11.4	9.2

Total	$46.2	$27.8

Included in public finance reinsurance net earned premiums are refundings of:	$16.7	$2.4

Net earned premiums for First Quarter 2009 were $46.2 million compared with $27.8 million for First Quarter 2008. Net earned premiums increased $18.4 million, in 2009 compared with 2008, due mainly to an increase in refundings of $14.3 million, as well as the CIFG portfolio assumed during the First Quarter 2009 which contributed $4.4 million to net earned premiums. Public finance net earned premiums also include refundings, which reflect the unscheduled pre-payment or refundings of underlying municipal bonds. These unscheduled refundings, which were $16.7 million for First Quarter 2009, compared with $2.4 million for First Quarter 2008, are sensitive to market interest rates. We evaluate our net earned premiums both including and excluding these refundings.

	Three Months Ended March 31,
Realized gains and other settlements on credit derivatives	2009	2008
	($ in millions)

Net credit derivative premiums received and receivable	$1.2	$0.5
Net credit derivative losses paid or payable	(0.3)	—
Ceding commissions paid/payable, net	(0.3)	(0.2)

Total realized gains and other settlements on credit derivatives	$0.6	$0.3

Realized gains and other settlements on credit derivatives, were $0.6 million and $0.3 million for First Quarter 2009 and First Quarter 2008, respectively. Net credit derivative premiums received and receivable, which represents premium income recognized attributable to CDS contracts, and related ceding commission expense, increased based on amounts reported to us by our cedants. We had $0.3 million of losses paid or payable under these contracts in the First Quarter 2009. We did not have any losses paid or payable under these contracts in the First Quarter 2008.

Losses and LAE were $36.8 million and $19.2 million for First Quarter 2009 and First Quarter 2008, respectively. First Quarter 2009 loss and LAE included $22.1 million related to our assumed HELOC and RMBS exposures, as well as $8.1 million related to the Jefferson County public finance transaction. First Quarter 2008 included increases to case and portfolio reserves of $9.3 million and $7.4 million, respectively, mainly related to our U.S. Subprime RMBS and HELOC exposures.

Profit commission expense was $0.2 million and $1.1 million in First Quarter 2009 and First Quarter 2008, respectively. The decrease is primarily related to amounts reported by our ceding companies.

For First Quarter 2009 and First Quarter 2008, acquisition costs incurred were $17.1 million and $8.8 million, respectively. The changes in acquisition costs incurred over the periods are directly related to changes in net earned premiums from non-derivative transactions.

Operating expenses for First Quarter 2009 and First Quarter 2008, were $7.6 million and $6.4 million, respectively. The increase in operating expenses for First Quarter 2009, compared with First Quarter 2008 is mainly due to legal, accounting and advisory expenses related to our pending acquisition of FSA. Additionally, there was a decrease in the amount of operating expenses deferred as acquisition costs as a result of changes in market conditions.

Mortgage Guaranty Segment

Mortgage guaranty insurance provides protection to mortgage lending institutions against the default of borrowers on mortgage loans that, at the time of the advance, had a loan-to-value ratio in excess of a specified ratio. We primarily function as a reinsurer in this industry and assume all or a portion of the risks undertaken by primary mortgage insurers.

The table below summarizes the financial results of our mortgage guaranty segment for the periods presented:

	Three Months Ended March 31,
	2009	2008
	($ in millions)

Net earned premiums	$0.8	$1.9
Loss and loss adjustment expenses	31.2	—
Profit commission expense	0.1	0.1
Acquisition costs	0.1	0.1
Operating expenses	0.7	0.9

Underwriting (loss) gain	$(31.3)	$0.8

Loss and loss adjustment expense ratio	3,900.0%	0.0%
Expense ratio	112.5%	57.9%

Combined ratio	4,012.5%	57.9%

For First Quarter 2009 and First Quarter 2008, net earned premiums were $0.8 million and $1.9 million, respectively. The decrease in net earned premiums reflects the run-off of our book of business.

Loss and LAE were $31.2 million and $0 million for First Quarter 2009 and First Quarter 2008, respectively. The increase in loss and LAE is mainly a result of a loss reserve estimate related to a contract under dispute.

Profit commission expense for both First Quarter 2009 and First Quarter 2008 was $0.1 million.

Acquisition costs incurred for both First Quarter 2009 and First Quarter 2008 were $0.1 million. The acquisition costs incurred in 2009 and 2008 are directly related to net earned premiums.

Operating expenses for First Quarter 2009 and First Quarter 2008, were $0.7 million and $0.9 million, respectively. The decrease in operating expenses for First Quarter 2009, compared with First Quarter 2008 is mainly due to a decrease in the amount of operating expenses allocated to this segment as a result of run-off of this book of business.

Other Segment

The other segment represents lines of business that we exited or sold as part of our 2004 IPO.

The other segment had $0 underwriting gain during both First Quarter 2009 or First Quarter 2008.

Liquidity and Capital Resources

Our liquidity, both on a short-term basis (for the next twelve months) and a long-term basis (beyond the next twelve months), is largely dependent upon: (1) the ability of our operating subsidiaries to pay dividends or make other payments to us, (2) external financings and (3) net investment income from our invested assets. Our liquidity requirements include the payment of our operating expenses, interest on our debt, and dividends on our common shares. We may also require liquidity to make periodic capital investments in our operating subsidiaries. In the ordinary course of our business, we evaluate our liquidity needs and capital resources in light of holding company expenses, debt-related expenses and our dividend policy, as well as rating agency considerations. Based on the amount of dividends we expect to receive from our subsidiaries and the income we expect to receive from our invested assets, management believes that we will have sufficient liquidity to satisfy our needs over the next twelve months, including the ability to pay dividends on our common shares. Total cash paid in First Quarter 2009 and First Quarter 2008 for dividends to shareholders was $4.1 million, or $0.045 per common share, and $3.6 million, or $0.045  per common share, respectively. Beyond the next twelve months, the ability of our operating subsidiaries to declare and pay dividends may be influenced by a variety of factors including market conditions, insurance and rating agencies regulations and general economic conditions. Consequently, although management believes that we will continue to have sufficient liquidity to meet our debt service and other obligations over the long term, it remains possible that we may be required to seek external debt or equity financing in order to meet our operating expenses, debt service obligations or pay dividends on our common shares. These external sources of financing may or may not be available to us, and if available, the costs of such financing may be higher than our current levels.

We anticipate that a major source of our liquidity, for the next twelve months and for the longer term, will be amounts paid by our operating subsidiaries as dividends. Certain of our operating subsidiaries are subject to restrictions on their ability to pay dividends. See “Business—Regulation.” The amount available at AGC to pay dividends in 2009 with notice to, but without the prior approval of, the Maryland Insurance Commissioner is approximately $37.8 million. Dividends paid by a U.S. company to a Bermuda holding company presently are subject to a 30% withholding tax. The amount available at AG Re to pay dividends or make a distribution of contributed surplus in 2009 in compliance with Bermuda law is $1,125.0 million. However, any distribution which results in a reduction of 15% or more of AG Re’s total statutory capital, as set out in its previous year’s financial statements, would require the prior approval of the Bermuda Monetary Authority.

Liquidity at our operating subsidiaries is used to pay operating expenses, claims, payment obligations with respect to credit derivatives, including collateral postings, reinsurance premiums and dividends to Assured Guaranty US Holdings Inc. (“AGUS”) for debt service and dividends to us, as well as, where appropriate, to make capital investments in their own subsidiaries. In addition, certain of our operating companies may be required to post additional collateral in connection with credit derivatives and reinsurance transactions. Management believes that these subsidiaries’ operating needs generally can be met from operating cash flow, including gross written premium and investment income from their respective investment portfolios.

Net cash flows provided by operating activities were $167.0 million and $149.0 million during First Quarter 2009 and First Quarter 2008, respectively. The increase in First Quarter 2009 cash flows provided by operating activities compared with First Quarter 2008 was due to the large proportion of upfront premiums received in our financial guaranty direct segment due to growth in our U.S. public finance business and the assumption of a portfolio from CIFG Assurance North America, Inc.

Net cash flows used in investing activities were $151.1 million and $142.4 million during First Quarter 2009 and First Quarter 2008, respectively. These investing activities consist of net purchases and sales of fixed maturity securities and short-term investments. The increase in 2009 was due to purchases of fixed maturity securities with the cash generated from positive cash flows from operating activities.

Net cash flows used in financing activities were $8.7 million and $6.3 million during First Quarter 2009 and First Quarter 2008. During First Quarter 2009 we paid $4.1 million in dividends, $0.9 million, net, under our option and incentive plans and $3.7 million for share repurchases as described below. During First Quarter 2008 we paid $3.6 million in dividends, $2.3 million, net, under our option and incentive plans and $0.4 million for offering costs incurred in connection with the December 2007 equity offering.

On November 8, 2007, the Company’s Board of Directors approved a new share repurchase program for up to 2.0 million common shares. Share repurchases will take place at management’s discretion depending on market conditions. Through December 31, 2008 we repurchased 0.3 million shares of our Common Stock. During First Quarter 2009 we paid $3.7 million to repurchase 1.0 million shares of our Common Stock.

The Company expects to close its acquisition of FSAH in the second quarter of 2009. The Company expects to fund the cash portion of the acquisition, $361 million, with the proceeds of a public equity offering.

The Company has received the WLR Backstop Commitment to fund the cash portion of the purchase price with the purchase of newly issued common shares. The Company entered into the WLR Backstop Commitment on November 13, 2008 with the WLR Funds. The WLR Backstop Commitment amended the Investment Agreement between the Company and the WLR Funds and provided to the Company the option to cause the WLR Funds to purchase from Assured Guaranty Ltd. or Assured Guaranty US Holdings Inc. a number of the Company’s common shares equal to the quotient of (i) the aggregate dollar amount not to exceed $361 million specified by the Company divided by (ii) the volume weighted average price of the Company’s common share on the NYSE for the 20 NYSE trading days ending with the last NYSE trading day immediately preceding the date of the closing under the stock purchase agreement, with a floor of $6.00 and a cap of $8.50.

The WLR Funds have no obligation to purchase these common shares pursuant to the WLR Backstop Commitment until the closing under the stock purchase agreement occurs. The Company may use the proceeds from the sale of the Company’s common shares pursuant to the WLR Backstop Commitment solely to pay a portion of the purchase price under the stock purchase agreement. The WLR Funds’ obligations under the WLR Backstop Commitment have been secured by letters of credit issued for the benefit of the Company by Bank of America, N.A. and RBS Citizens Bank, N.A., each in the amount of $180.5 million.

The Company has paid the WLR Funds a nonrefundable commitment fee of $10,830,000 in connection with the option granted by the WLR Backstop Commitment and has agreed to pay the WLR Funds’ expenses in connection with the transactions contemplated thereby. The Company has reimbursed the WLR Funds for the $4.1 million cost of obtaining the letters of credit referred to above.

As of March 31, 2009 our future cash payments associated with contractual obligations pursuant to our operating leases for office space and have not materially changed since December 31, 2008.

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

The 2006 credit facility’s financial covenants require that Assured Guaranty Ltd. (a) maintain a minimum net worth of seventy-five percent (75%) of the Consolidated Net Worth of Assured Guaranty Ltd. as of the most recent fiscal quarter of Assured Guaranty Ltd. prior to November 6, 2006 and (b) maintain a maximum debt-to-capital ratio of 30%. In addition, the 2006 credit facility requires that AGC maintain qualified statutory capital of at least 75% of its statutory capital as of the fiscal quarter prior to November 6, 2006. Furthermore, the 2006 credit facility contains restrictions on Assured Guaranty Ltd. and its subsidiaries, including, among other things, in respect of their ability to incur debt, permit liens, become liable in respect of guaranties, make loans or investments, pay dividends or make distributions, dissolve or become party to a merger, consolidation or acquisition, dispose of assets or enter into affiliate transactions. Most of these restrictions are subject to certain minimum thresholds and exceptions. The 2006 credit facility has customary events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, bankruptcy or insolvency proceedings, change of control and cross default to other debt agreements. A default by one borrower will give rise to a right of the lenders to terminate the facility and accelerate all amounts then outstanding. As of March 31, 2009 and December 31, 2008, Assured Guaranty was in compliance with all of those financial covenants.

As of March 31, 2009 and December 31, 2008, no amounts were outstanding under this facility nor have there been any borrowings under this facility.

The 2006 credit facility replaced a $300.0 million three-year credit facility. Letters of credit totaling approximately $2.9 million remained outstanding as of March 31, 2009 and December 31, 2008, respectively, related to the Real Estate Lease agreement discussed above.

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

As of March 31, 2009 and December 31, 2008, no amounts were outstanding under this facility nor have there been any borrowings under the life of this facility.

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

As of March 31, 2009 and December 31, 2008, the put option had not been exercised.

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

Investment Portfolio

Our investment portfolio consisted of $3,176.2 million of fixed maturity securities, $616.8 million of short-term investments and a duration of 3.8 years as of March 31, 2009, compared with $3,154.1 million of fixed maturity securities, $477.2 million of short-term investments and a duration of 4.1 years as of December 31, 2008.

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

The following table summarizes the ratings distributions of our investment portfolio as of March 31, 2009 and December 31, 2008. Ratings are represented by the lower of the Moody’s Investors Service and Standard & Poor’s Inc., a division of The McGraw-Hill Companies, Inc., classifications.

	As of March 31, 2009	As of December 31, 2008

AAA or equivalent	55.6%	59.0%
AA	27.8%	23.8%
A	14.1%	15.5%
BBB	1.4%	1.7%
Below investment grade(1)	1.1%	—

Total	100.0%	100.0%

(1)               Represents $1.0 million, or less than 0.1%, of the investment portfolio at December 31, 2008.

As of March 31, 2009, our investment portfolio contained 12 securities that were not rated or rated below investment grade compared to three securities as of December 31, 2008. As of both March 31, 2009 and December 31, 2008, the weighted average credit quality of our entire investment portfolio was AA+.

As of March 31, 2009, $618.7 million of the Company’s $3,176.2 million of fixed maturity securities were guaranteed by third parties. The following table presents the credit rating of these $618.7 million of securities without the third-party guaranty:

Rating	Amount (in millions)

AAA	$14.5
AA	370.3
A	205.0
BBB	0.3
Not Available	28.6

Total(1)	$618.7

(1)          Excludes $19.2 million of fixed maturity securities wrapped by Assured Guaranty Corp. and rated below investment grade.

As of March 31, 2009, the distribution by third-party guarantor of the $618.7 million is presented in the following table:

Guarantor	Amount (in millions)

Ambac	$197.5
MBIA	195.9
FSA	152.6
FGIC	72.7

Total(1)	$618.7

(1)          Excludes $19.2 million of fixed maturity securities wrapped by Assured Guaranty Corp. and rated below investment grade.

As of March 31, 2009 and to date, the Company has had no investments in or asset positions with any of these guarantors.

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

Under agreements with our cedants and in accordance with statutory requirements, we maintain fixed maturity securities in trust accounts for the benefit of reinsured companies and for the protection of policyholders, generally in states where we or our subsidiaries, as applicable, are not licensed or accredited. The carrying value of such restricted balances as of March 31, 2009 and December 31, 2008 was $1,269.2 million and $1,233.4 million, respectively.

Under certain derivative contracts, the Company is required to post eligible securities as collateral, generally cash or U.S. government or agency securities. The need to post collateral under these transactions is generally based on mark-to-market valuation in excess of contractual thresholds. The fair market value of the Company’s pledged securities totaled $177.9 million and $157.7 million as of March 31, 2009 and December 31, 2008, respectively.

Credit Risk

The recent credit crisis and related turmoil in the global financial system has had and may continue to have an impact on our business. On September 15, 2008, Lehman Brothers Holdings Inc. filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York. As of March 31, 2009, we had CDS contracts outstanding with Lehman Brothers International (Europe), a subsidiary of Lehman Brothers Holdings Inc., with future installment payments totaling $29.4 million ($24.7 million present value). We have not received payment since September 15, 2008, and are currently reviewing our rights under the CDS contracts.

As of March 31, 2009, the present value of future installments (“PVI”) of our CDS contracts with counterparties in the financial services industry is approximately $539.0 million. The largest counterparties are:

Counterparty	PVI Amount (in millions)

Deutsche Bank AG	$175.8
RBS/ABN AMRO	43.8
Barclays Capital	36.9
Dexia Bank	30.0
Others (1)	252.5

Total	$539.0

(1)          Each counterparty within the “Other” category represents less than 5% of the total.

Recent Accounting Pronouncements

In December 2007, the FASB issued FAS No. 141 (revised), “Business Combinations” (“FAS 141R”). FAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. FAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. FAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim statements within those fiscal years. Early adoption is not permitted. Since FAS 141R applies prospectively to business combinations whose acquisition date is subsequent to the statement’s adoption. The Company is applying the provisions of FAS 141R to account for its pending acquisition of FSAH. As of March 31, 2009, the Company had paid $4.6 million related to the Company’s pending acquisition of FSAH that the Company expensed in the first quarter 2009.

In October 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarified the application of FAS 157, “Fair Value Measurements” (“FAS 157”), in a market that is not active. FSP 157-3 was effective when issued. It did not have an impact on the Company’s current results of operations or financial position.

The FASB adopted FSP FAS 133-1 and FIN 45-4, “Disclosures About Credit Derivatives and Certain Guarantees” and FAS 161, “Disclosures about Derivative Instruments and Hedging Activities” to address concerns that current derivative disclosure requirements did not adequately address the potential adverse effects that these instruments can have on the financial performance and operations of an entity. Companies will be required to provide enhanced disclosures about their derivative activities to enable users to better understand: (1) how and why a company uses derivatives, (2) how it accounts for derivatives and related hedged items, and (3) how derivatives affect its financial statements. These should include the terms of the derivatives, collateral posting requirements and triggers, and other significant provisions that could be detrimental to earnings or liquidity. Management believes that the Company’s current derivatives disclosures are in compliance with the items required by FSP 133-1 and FAS 161.

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 amends FAS 157 to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. FSP 157-4 also provides additional guidance on circumstances that may indicate that a transaction is not orderly. FSP 157-4 supersedes FSP 157-3. FSP 157-4 amends FAS 157 to require additional disclosures about fair value measurements in annual and interim reporting periods. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. Early adoption is permitted, but only for periods ending after March 15, 2009. FSP 157-4 must be applied prospectively and does not require disclosures for earlier periods presented for comparative purposes at initial adoption. The Company will adopt FSP 157-4 in its Form 10-Q for the period ended June 30, 2009. The Company is currently evaluating the impact, if any, FSP 157-4 will have on its financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 extends the disclosure requirements of FAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to interim financial statements of publicly traded companies. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP 107-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP 107-1 requires comparative disclosures only for periods ending after initial adoption. The Company will adopt FSP 107-1 in its Form 10-Q for the period ended June 30, 2009. The Company is currently evaluating the impact, if any, FSP 107-1 will have on its financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”). FSP 115-2 provides new guidance on the recognition and presentation of an other than temporary impairment (“OTTI”) for debt securities classified as available-for-sale and held-to-maturity and provides some new disclosure requirements for both debt and equity securities. FSP 115-2 mandates new disclosure requirements affect both debt and equity securities and extend the disclosure requirements (both new and existing) to interim periods. FSP 115-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP 115-2 is to be applied to existing and new investments held by an entity as of the beginning of the period in which it is adopted. The Company will adopt FSP 115-2 in its Form 10-Q for the period ended June 30, 2009. The Company is currently evaluating the impact, if any, FSP 115-2 will have on its financial statements.

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

Financial instruments that may be adversely affected by changes in credit spreads consist primarily of Assured Guaranty’s outstanding credit derivative contracts. We enter into credit derivative contracts which require us to make payments upon the occurrence of certain defined credit events relating to an underlying obligation (generally a fixed income obligation). The Company’s credit derivative exposures are substantially similar to its financial guaranty insurance contracts and provide for credit protection against payment default, and are generally not subject to collateral calls due to changes in market value. In general, the Company structures credit derivative transactions such that the circumstances giving rise to our obligation to make loss payments is similar to that for financial guaranty insurance policies and only occurs as losses are realized on the underlying reference obligation. Nonetheless, credit derivative transactions are governed by International Swaps and Derivatives Association, Inc. (“ISDA”) documentation and operate differently from financial insurance guaranty policies. For example, our control rights with respect to a reference obligation under a credit derivative may be more limited than when we issue a financial guaranty policy on a direct primary basis. In addition, while our exposure under credit derivatives, like our exposure under financial guaranty policies, has been generally for as long as the reference obligation remains outstanding, unlike financial guaranty insurance policies, a credit derivative may be terminated for a breach of the ISDA documentation or other specific events. In some older credit derivative transactions, one such specified event is the failure of AGC to maintain specified financial strength ratings ranging from AA- to BBB.

If a credit derivative is terminated, the Company could be required to make a mark-to-market payment as determined under the ISDA documentation. In some older credit derivative transactions, one such specified event is the failure of AGC to maintain specified financial strength ratings ranging from A or A2 to BBB- or Baa3. If a credit derivative is terminated the Company could be required to make a mark-to-market payment as determined under the ISDA documentation.  For example, if AGC’s ratings were downgraded to A- or A3, the CDS counterparties could terminate CDS covering $847.8 million par insured.  If AGC’s ratings are downgraded to levels between BBB+ or Baa1 and BB+ or Ba1, the CDS counterparties could terminate the CDS covering $10.9 billion par insured.  Given current market conditions, the Company does not believe that it can accurately estimate the payments it would be required to make if AGC or AGRe were downgraded and the CDS counterparties terminated the CDS.  These payments could have a material adverse effect on the Company’s liquidity and financial condition.  During May 2009 the Company entered into an agreement with a CDS counterparty, which had the right to terminate four CDS contracts if AGC was downgraded below AA- or Aa3.  Under the agreement, the CDS counterparty’s right to terminate the CDS contracts based on AGC’s ratings was eliminated.  In return, the Company agreed to post up to $250 million in collateral to secure its payment obligations under the CDS contracts covering $5.9 billion of par insured.  The collateral posting would increase to up to $300 million if AGC were downgraded to below AA- or A2.  The posting of this collateral has no impact on the Company’s net income or shareholders’ equity under U.S. GAAP nor does it impact AGC’s statutory surplus or net income.

Under a limited number of credit derivative contracts, the Company is required to post eligible securities as collateral, generally cash or U.S. government or agency securities. The need to post collateral under these transactions is generally based on mark-to-market valuation in excess of contractual thresholds. The particular thresholds decline if the Company ratings decline. As of March 31, 2009 the Company had pre-IPO transactions with approximately $1.8 billion of par subject to collateral posting due to changes in market value. Of this amount, as of March 31, 2009, the Company posted collateral totaling approximately $177.9 million (including $156.2 million for AGC) based on the unrealized mark-to-market loss position for transactions with two of its counterparties. Any amounts required to be posted as collateral in the future will depend on changes in the market values of these transactions. Additionally, in the event AGC were downgraded below A-, contractual thresholds would be eliminated and the amount of par that could be subject to collateral posting requirements would be $2.3 billion. Based on market values as of March 31, 2009, such a downgrade would have resulted in AGC posting an additional $113.7 million of collateral. The actual amounts posted would be based on market conditions at the time of the posting and would be based on the CDS contract’s ISDA documentation. The actual amounts that would be required to be posted could be materially larger than the Company’s estimate. As described above, in May 2009 AGC posted an additional $250 million of collateral.

Unrealized gains and losses on credit derivatives are a function of changes in the estimated fair value of our credit derivative contracts. If credit spreads of the underlying obligations change, the fair value of the related credit derivative changes. Market liquidity could also impact valuations of the underlying obligations. As such, Assured Guaranty experiences mark-to-market gains or losses. We consider the impact of our own credit risk, in collaboration with credit spreads on risk that we assume through CDS contracts, in determining the fair value of our credit derivatives. We determine our own credit risk based on quoted CDS prices traded on the Company at each balance sheet date. The quoted price of CDS contracts traded on AGC at March 31, 2009 and December 31, 2008 was 3,847 basis points and 1,775 basis points, respectively. The price of CDS traded on the Company generally moves directionally the same as general market spreads. A widening of the CDS prices traded on the Company has an effect of offsetting unrealized losses that result from widening general market credit spreads. Thus, as the Company’s credit spreads widen, the value of our CDS decreases. Conversely, as our own credit spread narrows, the value of our unrealized losses widens. However, an overall narrowing of spreads generally results in an unrealized gain on credit derivatives for us and a widening of spreads generally results in an unrealized loss for us.

The impact of changes in credit spreads will vary based upon the volume, tenor, interest rates, and other market conditions at the time these fair values are determined. In addition, since each transaction has unique collateral and structure terms, the underlying change in fair value of each transaction may vary considerably. The fair value of credit derivatives also reflects the change in our own credit cost based on the price to purchase credit protection on AGC. During the three months ended March 31, 2009, we incurred net pre-tax unrealized gains on credit derivative contracts of $27.0 million. The First Quarter 2009 gain includes a gain of $6,439.1 million associated with the change in AGC’s credit spread, which widened substantially from 1,775 basis points at December 31, 2008 to 3,847 basis points at March 31, 2009. Management believes that the widening of AGC’s credit spread is due to the correlation between AGC’s risk profile and that experienced currently by the broader financial markets. Offsetting the gain attributable to the significant increase in AGC’s credit spread were declines in fixed income security market prices primarily attributable to widening spreads in certain markets as a result of the continued deterioration in credit markets and some credit rating downgrades, rather than from delinquencies or defaults on securities guaranteed by the Company. The higher credit spreads in the fixed income security market are due to the recent lack of liquidity in the high yield collateralized debt obligation and collateralized loan obligation markets as well as continuing market concerns over the most recent vintages of subprime residential mortgage backed securities.

The total notional amount of credit derivative exposure outstanding as of March 31, 2009 and December 31, 2008 and included in our financial guaranty exposure was $73.3 billion and $75.1 billion, respectively.

We generally hold these credit derivative contracts to maturity. The unrealized gains and losses on derivative financial instruments will reduce to zero as the exposure approaches its maturity date, unless there is a payment default on the exposure.

The following table summarizes the estimated change in fair values on the net balance of Assured Guaranty’s credit derivative positions assuming immediate parallel shifts in credit spreads at March 31, 2009:

(Dollars in millions)

Credit Spreads		Estimated Net Fair Value (Pre-Tax)	Estimated Pre-Tax Change in Gain / (Loss)

March 31, 2009:

100%	widening in spreads	$(1,603.8)	$(1,083.4)
50%	widening in spreads	(1,075.6)	(555.2)
25%	widening in spreads	(792.5)	(272.1)
10%	widening in spreads	(632.7)	(112.3)
Base Scenario		(520.4)	—
10%	narrowing in spreads	(457.2)	63.2
25%	narrowing in spreads	(366.0)	154.4
50%	narrowing in spreads	(233.0)	287.4

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

There has been no change in the Company’s internal controls over financial reporting during the Company’s quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

Litigation

Effective January 1, 2004, Assured Guaranty Mortgage Insurance Company (“AGMIC”) reinsured a private mortgage insurer (the “Reinsured”) under a Mortgage Insurance Stop Loss Excess of Loss Reinsurance Agreement (the “Agreement”). Under the Agreement, AGMIC agreed to cover the Reinsured’s aggregate mortgage guaranty insurance losses in excess of a $25 million retention and subject to a $95 million limit. Coverage under the Agreement was triggered only when the Reinsured’s: (1) combined loss ratio exceeded 100%; and (2) risk to capital ratio exceeded 25 to 1, according to insurance statutory accounting. In April 2008, AGMIC notified the Reinsured it was terminating the Agreement because of its breach of the terms of the Agreement. The Reinsured has notified AGMIC that it considers the Agreement to remain in effect and that the two coverage triggers under the Agreement apply as of April 1, 2008. By letter dated May 5, 2008, the Reinsured demanded arbitration against AGMIC seeking a declaration that the Agreement remains in effect and alleged compensatory and other damages. The arbitration hearing took place before a three person panel in December 2008 and January 2009. Post hearing briefing and oral arguments were completed on February 26, 2009, and the arbitration panel could render its decision at any time.

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

Item 1A — Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results.

On May 4, 2009, Fitch, Inc. (Fitch) downgraded Assureds’s debt and financial strength ratings based on Fitch’s concerns related to their downgrade of mortgage–related and trust preferred securities collateralized debt obligations (TruPS CDO’s) in Assured’s insured portfolio. Both Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. (S&P) and Moody’s Investors Service, Inc. (Moody’s) are also in the process of reviewing their stress loss estimates for our portfolio. These reviews could lead S&P or Moody’s to change their view of Assured and its subsidiaries and downgrade or revise the financial strength or financial enhancement ratings of Assured and its subsidiaries without notice and at any time. There can be no assurance that Fitch will not take further action on our ratings. A downgrade of the financial strength or financial enhancement ratings of Assured or any of its insurance subsidiaries would adversely affect our business prospects and consequently, our results of operations and financial condition. See Item 1A, Risk Factors, of our Form 10-K for the fiscal year ended December 31, 2008 for a more complete description of the risks related to our financial strength ratings and other risks related to Assured.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

Issuer’s Purchases of Equity Securities

The following table reflects purchases made by the Company during the three months ended March 31, 2009:

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Number of Shares that May Yet Be Purchased Under the Program

January 1 – January 31	154	(1)	$7.72	154	1,717,400
February 1 – February 28	103,338	(1)	$7.52	103,338	1,717,400
March 1 – March 31	1,010,050		$3.64	1,010,050	707,350

Total	1,113,542		$4.00	1,113,542

(1)          These shares were repurchased from employees in connection with the payment of withholding taxes due in connection with the vesting of restricted stock awards.

For the restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the statutory withholding requirements that the Company pays on behalf of its employees. These withheld shares are not included in the common stock repurchase table above. During the three months ended March 31, 2009 we withheld approximately 25 thousand shares to satisfy $0.2 million of employee tax obligations.

Item 4 - Submission of Matters to a Vote of Security Holders

At the Special General Meeting held on March 16, 2009, the following matters were submitted to, and approved by, shareholders of the Company:

1.                                       Approval of the issuance of Common Shares to Dexia Holdings, Inc. (or its designated affiliate) in connection with the Company’s acquisition of Financial Security Assurance Holdings Ltd:

For:	81,042,801
Against:	25,940
Abstain:	5,885

2.                                       Approval of the issuance of Common Shares to WLR Recovery Fund IV, L.P. and/or its affiliates in connection with the financing of the Company’s acquisition of Financial Security Assurance Holdings Ltd:

For:	81,040,246
Against:	29,345
Abstain:	5,035

At the Annual General Meeting held on May 7, 2009, the following matters were submitted to, and approved by, shareholders of the Company:

1.01                           Election of Stephen A Cozen as a Class II Director for a term expiring in 2012:

For:	79,995,805
Withheld:	902,331

1.02                           Election of Donald H. Layton as a Class II Director for a term expiring in 2012:

For:	63,607,494
Withheld:	17,290,652

1.03                           Election of Wilbur L. Ross, Jr. as a Class II Director for a term expiring in 2012:

For:	75,648,421
Withheld:	5,249,724

1.04                           Election of Walter A. Scott as a Class II Director for a term expiring in 2012:

For:	80,082,321
Withheld:	815,825

2.                                       Amendment of 2004 Long-Term Incentive Plan:

For:	68,379,622
Against:	7,278,984
Abstain:	11,115

3.                                       Amendment of Employee Stock Purchase Plan:

For:	75,196,743
Against:	463,536
Abstain:	10,302

4.                                       Ratification of selection of PricewaterhouseCoopers LLP as the Company’s auditors for the year ending December 31, 2009:

For:	80,670,071
Against:	214,477
Abstain:	13,595

5.                                       Subsidiary Matters

5.1                                 Authorizing the Company to vote for directors of Assured Guaranty Re Ltd. for terms expiring in 2010:

(1)	Howard Albert

	For:	79,921,801
	Withheld:	976,326

(2)	Robert A. Bailenson

	For:	79,921,986
	Withheld:	976,160

(3)	Gary Burnet

	For:	79,917,688
	Withheld:	980,457

(4)	Dominic J. Frederico

	For:	80,019,168
	Withheld:	878,977

(5)	James M. Michener

	For:	80,019,257
	Withheld:	878,889

(6)	Robert B. Mills

	For:	80,019,235
	Withheld:	878,911

(7)	David Penchoff

	For:	79,921,755
	Withheld:	976,391

(8)	Andrew Pickering

	For:	79,618,752
	Withheld:	979,395

5.2                                 Authorizing the Company to vote for the appointment of PricewaterhouseCoopers LLP as the auditors of Assured Guaranty Re Ltd. for the year ending December 31, 2009:

For:	80,845,084
Against:	47,499
Abstain:	13,422

Item 5 — Other Information

On May 7, 2009,the Company’s shareholders approved the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (as amended and restated as of May 7, 2009) (the “LTIP”) and the Assured Guaranty Ltd. Stock Purchase Plan (Effective as of November 4, 2004 and as amended through the First Amendment) (the “ESPP”). As a result, an additional 3,470,000 shares are now available for awards under the LTIP and an additional 250,000 shares are available for purchase under the ESPP. More complete descriptions of the LTIP and the ESPP are contained in Company’s Proxy Statement dated March 25, 2009, as filed with the Securities and Exchange Commission, under the headings “Proposal No. 2: Approval of the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan as Amended and Restated as of May 7, 2009”  and “Proposal No.3: Approval of the Assured Guaranty Ltd. Employee Stock Purchase Plan as Amended by the First Amendment,” which are hereby incorporated herein by reference. For the full text of the LTIP, see Exhibit 10.1 hereto, which is hereby incorporated herein by reference. For the full text of the ESPP, see Exhibit 10.2 hereto, which is hereby incorporated herein by reference.

Item 6 - Exhibits

See Exhibit Index for a list of exhibits filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Assured Guaranty Ltd. (Registrant)

Dated: May 11, 2009	By:	/S/ Robert B. Mills

Robert B. Mills Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (as amended and restated as of May 7, 2009)*

10.2	Assured Guaranty Ltd. Employee Stock Purchase Plan (Effective as of November 4, 2004 and as amended through the First Amendment)*

10.3	Director Compensation Summary*

31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Assured Guaranty Corp.’s Consolidated Unaudited Financial Statements as of March 31, 2009 and December 31, 2008 and for the Three Months Ended March 31, 2009 and 2008

*	Management contract or compensatory plan