Form 10-Q
period 2009-06-30
ASSURED GUARANTY LTD
filed 2009-08-10
CIK 1273813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

The number of registrant’s Common Shares ($0.01 par value) outstanding as of July 31, 2009 was 156,599,838 (excludes 455,234 unvested restricted shares).

ASSURED GUARANTY LTD.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Assured Guaranty Ltd.

Consolidated Balance Sheets
(in thousands of U.S. dollars except per share and share amounts)

(Unaudited)

	June 30,	December 31,
	2009	2008
Assets
Fixed maturity securities, at fair value (amortized cost: $3,418,383 in 2009 and $3,162,308 in 2008)	$3,413,257	$3,154,137
Short-term investments, at cost which approximates fair value	1,170,970	477,197
Total investments	4,584,227	3,631,334
Cash and cash equivalents	8,507	12,305
Accrued investment income	31,477	32,846
Deferred acquisition costs	374,087	288,616
Prepaid reinsurance premiums	23,121	18,856
Reinsurance recoverable on ceded losses	4,533	6,528
Premiums receivable	752,892	15,743
Goodwill	85,417	85,417
Credit derivative assets	146,350	146,959
Deferred tax asset	209,109	129,118
Current income taxes receivable	26,351	21,427
Salvage recoverable	199,828	80,207
Committed capital securities, at fair value	10,158	51,062
Other assets	39,682	35,289
Total assets	$6,495,739	$4,555,707
Liabilities and shareholders’ equity
Liabilities
Unearned premium reserves	$2,222,717	$1,233,714
Reserves for losses and loss adjustment expenses	200,287	196,798
Profit commissions payable	10,220	8,584
Reinsurance balances payable	33,754	17,957
Funds held by Company under reinsurance contracts	30,000	30,683
Credit derivative liabilities	957,752	733,766
Long-term debt	516,974	347,210
Other liabilities	169,116	60,773
Total liabilities	4,140,820	2,629,485
Commitments and contingencies
Shareholders’ equity
Common stock ($0.01 par value, 500,000,000 shares authorized; 134,445,139 and 90,955,703 shares issued and outstanding in 2009 and 2008)	1,344	910
Additional paid-in capital	1,733,997	1,284,370
Retained earnings	622,369	638,055
Accumulated other comprehensive (loss) income	(2,791)	2,887
Total shareholders’ equity	2,354,919	1,926,222
Total liabilities and shareholders’ equity	$6,495,739	$4,555,707

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Operations and Comprehensive Income
(in thousands of U.S. dollars except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues
Net earned premiums	$78,634	$51,685	$227,080	$98,518
Net investment income	43,300	40,232	86,901	76,806
Net realized investment (losses) gains (includes impairment losses of $14,833, consisting of $36,466 of total other-than-temporary impairment losses, net of $21,633 recognized in other comprehensive income, for the quarter ended June 30, 2009)	(4,888)	1,453	(21,998)	2,080
Change in fair value of credit derivatives
Realized gains and other settlements on credit derivatives	27,816	31,793	48,395	59,410
Unrealized (losses) gains on credit derivatives	(254,284)	708,502	(227,302)	448,881
Net change in fair value of credit derivatives	(226,468)	740,295	(178,907)	508,291
Fair value (loss) gain on committed capital securities	(60,570)	8,896	(40,904)	17,407
Other income	492	153	1,394	178
Total revenues	(169,500)	842,714	73,566	703,280
Expenses
Loss and loss adjustment expenses	38,030	38,125	117,784	93,263
Profit commission expense	2,071	1,022	2,326	2,202
Acquisition costs	16,548	11,825	39,969	23,708
Other operating expenses	22,594	19,665	50,291	48,303
FSAH acquisition-related expenses	24,225	—	28,846	—
Interest expense	6,484	5,820	12,305	11,641
Other expenses	1,868	1,715	3,268	2,450
Total expenses	111,820	78,172	254,789	181,567
(Loss) income before (benefit) provision for income taxes	(281,320)	764,542	(181,223)	521,713
(Benefit) provision for income taxes
Current	(9,874)	7,212	1,701	17,325
Deferred	(101,442)	212,114	(98,409)	128,381
Total (benefit) provision for income taxes	(111,316)	219,326	(96,708)	145,706
Net (loss) income	(170,004)	545,216	(84,515)	376,007
Other comprehensive income (loss), net of taxes
Unrealized holding gains (losses) on fixed maturity securities arising during the year	59,667	(41,289)	49,965	(46,186)
Reclassification adjustment for realized losses (gains) included in net (loss) income	7,114	(895)	24,189	(1,289)
Change in net unrealized gains on fixed maturity securities	66,781	(42,184)	74,154	(47,475)
Unrealized losses on fixed maturity securities related to factors other than credit	(19,968)	—	(19,968)	—
Change in cumulative translation adjustment	6,384	(458)	(2,003)	(101)
Cash flow hedge	(104)	(104)	(209)	(209)
Other comprehensive income (loss), net of taxes	53,093	(42,746)	51,974	(47,785)
Comprehensive (loss) income	$(116,911)	$502,470	$(32,541)	$328,222
Earnings per share:
Basic	$(1.82)	$6.01	$(0.91)	$4.38
Diluted	$(1.82)	$5.96	$(0.91)	$4.35
Dividends per share	$0.045	$0.045	$0.09	$0.09

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Shareholders’ Equity
For Six Months Ended June 30, 2009
(in thousands of U.S. dollars except per share amounts)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, December 31, 2008	$910	$1,284,370	$638,055	$2,887	$1,926,222
Cumulative effect of accounting change - Adoption of FAS 163 effective January 1, 2009	—	—	19,443	—	19,443
Cumulative effect of accounting change - Adoption of FSP 115-2 effective April 1, 2009	—	—	57,652	(57,652)	—
Net loss	—	—	(84,515)	—	(84,515)
Dividends ($0.09 per share)	—	—	(8,199)	—	(8,199)
Dividends on restricted stock units	—	67	(67)	—	—
Net proceeds from issuance of common stock	443	447,647	—	—	448,090
Common stock repurchases	(10)	(3,666)	—	—	(3,676)
Shares cancelled to pay withholding taxes	(1)	(982)	—	—	(983)
Shares issued under ESPP	—	205	—	—	205
Share-based compensation and other	2	6,356	—	—	6,358
Change in cash flow hedge, net of tax of $(113)	—	—	—	(209)	(209)
Change in cumulative translation adjustment	—	—	—	(2,003)	(2,003)
Unrealized losses related to factors other than credit, net of tax of $(1,665)	—	—	—	(19,968)	(19,968)
All other unrealized gains on fixed maturity securities, net of tax of $12,739	—	—	—	74,154	74,154
Balance, June 30, 2009	$1,344	$1,733,997	$622,369	$(2,791)	$2,354,919

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Cash Flows
(in thousands of U.S. dollars)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Operating activities
Net (loss) income	$(84,515)	$376,007
Adjustments to reconcile net (loss) income to net cash flows provided by operating activities:
Non-cash interest and operating expenses	8,542	10,771
Net amortization of (discount) premium on fixed maturity securities	(4,810)	2,295
Accretion of discount on premium receivable	(10,812)	—
(Benefit) provision for deferred income taxes	(98,409)	128,381
Net realized investment losses (gains)	21,998	(2,080)
Unrealized losses (gains) on credit derivatives	227,302	(448,881)
Fair value loss (gain) on committed capital securities	40,904	(17,407)
Change in deferred acquisition costs	16,365	(25,282)
Change in accrued investment income	1,369	(5,451)
Change in premiums receivable	(4,899)	1,962
Change in prepaid reinsurance premiums	2,360	(7,121)
Change in unearned premium reserves	161,350	320,214
Change in reserves for losses and loss adjustment expenses, net	(73,400)	19,843
Change in profit commissions payable	1,636	(11,583)
Change in funds held by Company under reinsurance contracts	(683)	3,852
Change in current income taxes	(4,924)	(3,372)
Tax benefit for stock options exercised	—	(10)
Other changes in credit derivatives assets and liabilities, net	(2,707)	(2,820)
Other	6,113	(7,956)
Net cash flows provided by operating activities	202,780	331,362

Investing activities
Fixed maturity securities:
Purchases	(827,862)	(840,455)
Sales	705,004	252,503
Maturities	5,500	3,350
(Purchases) sales of short-term investments, net	(693,637)	17,807
Net cash flows used in investing activities	(810,995)	(566,795)

Financing activities
Net proceeds from issuance of common stock	448,495	248,978
Net proceeds from issuance of equity units	167,972	—
Dividends paid	(8,199)	(7,769)
Repurchases of common stock	(3,676)	—
Share activity under option and incentive plans	(778)	(3,833)
Tax benefit for stock options exercised	—	10
Net cash flows provided by (used in) financing activities	603,814	237,386
Effect of exchange rate changes	603	123
(Decrease) increase in cash and cash equivalents	(3,798)	2,076
Cash and cash equivalents at beginning of period	12,305	8,048
Cash and cash equivalents at end of period	$8,507	$10,124

Supplementary cash flow information
Cash paid during the period for:
Income taxes	$6,836	$20,700
Interest	$11,800	$11,800

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements

June 30, 2009

(Unaudited)

1.  Business and Organization

Assured Guaranty Ltd. is a Bermuda-based holding company which provides, through its operating subsidiaries, credit enhancement products to the public finance, structured finance and mortgage markets (together with its subsidiaries, the “Company”). Credit enhancement products are financial guarantees or other types of support, including credit derivatives, which improve the credit of underlying debt obligations. The Company issues policies in both financial guaranty and credit derivative form. Assured Guaranty Ltd. applies its credit expertise, risk management skills and capital markets experience to develop insurance, reinsurance and derivative products that meet the credit enhancement needs of its customers. Under a reinsurance agreement, the reinsurer, in consideration of a premium paid to it, agrees to indemnify another insurer, called the ceding company, for part or all of the liability of the ceding company under one or more insurance policies that the ceding company has issued. A derivative is a financial instrument whose characteristics and value depend upon the characteristics and value of an underlying security. Assured Guaranty Ltd. markets its products directly to and through financial institutions, serving the U.S. and international markets. Assured Guaranty Ltd.’s financial results include four principal business segments: financial guaranty direct, financial guaranty reinsurance, mortgage guaranty and other. These segments are further discussed in Note 14.

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

The Company’s subsidiaries have been assigned the following insurance financial strength ratings as of the date of this filling. These ratings are subject to continuous review:

	Moody’s	S&P	Fitch
Assured Guaranty Corp. (“AGC”)	Aa2(Excellent)	AAA(Extremely Strong)	AA(Very Strong)
Assured Guaranty Re Ltd. (“AG Re”)	Aa3(Excellent)	AA(Very Strong)	AA-(Very Strong)
Assured Guaranty Re Overseas Ltd. (“AGRO”)	Aa3(Excellent)	AA(Very Strong)	AA-(Very Strong)
Assured Guaranty Mortgage Insurance Company	Aa3(Excellent)	AA(Very Strong)	AA-(Very Strong)
Assured Guaranty (UK) Ltd. (“AG(UK)”)	Aa2(Excellent)	AAA(Extremely Strong)	AA(Very Strong)
Financial Security Assurance Inc. (“FSA”)	Aa3(Excellent)	AAA(Extremely Strong)	AA+(Very Strong)
FSA Insurance Company	Aa3(Excellent)	AAA(Extremely Strong)	AA+(Very Strong)
Financial Security Assurance International Ltd.	Aa3(Excellent)	AAA(Extremely Strong)	AA+(Very Strong)
Financial Security Assurance (U.K.) Ltd	Aa3(Excellent)	AAA(Extremely Strong)	AA+(Very Strong)

On May 4, 2009, Fitch Inc. (“Fitch”) downgraded the debt and insurer financial strength ratings of Assured Guaranty Ltd. and its subsidiaries, as applicable, based on Fitch’s concerns that Assured Guaranty Ltd. continued to face negative credit migration within the combined insured portfolio, primarily related to structured finance, outpacing its ability to build capital resources through earnings retention.  It cited mortgage-related exposures as a particular area of concern, as well as exposures to trust preferred securities collateralized debt obligations (“TruPS CDOs”) and other structured finance transactions which have been subject to ratings downgrades.  Fitch downgraded the insurer financial stronger ratings of AGC and AG(UK) to “AA” from “AAA”, downgraded the insurer financial strength ratings of AG Re, AGRO and Assured Guaranty Mortgage Insurance Company to “AA-” from “AA” and the debt ratings of Assured Guaranty US Holdings Inc. (“AGUS”).  All such ratings were placed on Rating Watch Evolving.  On May 11, 2009, Fitch downgraded the insurer financial strength relating of FSA and certain other affiliates to “AA+” from “AAA” and the long term rating of Financial Security Assurance Holding Ltd. (“FSAH”) to “A+” from “AA”.  All such ratings remain on Rating Watch Negative.  Fitch cited as the primary reason for this action Fitch’s view of the residual risks retained by FSA following the transfer of its financial products business to Dexia S.A. (“Dexia”), which transfer is described in greater detail below.  On August 10, 2009, Fitch placed the debt and insurer financial strength ratings of the Company and its subsidiaries on Rating Watch Negative, a change from Rating Watch Evolving. It confirmed that the ratings of FSAH and its subsidiaries remained on Rating Watch Negative. Fitch reported that it is currently in the process of analyzing the insured portfolios and overall capital adequacy of AGC, AG Re and FSA, and that the Rating Watch Negative reflects concerns with respect to further credit deterioration in mortgage-related exposures, which could negatively impact the capital positions of the companies. It noted that credit deterioration in other areas of the insured portfolios, including TruPS CDOs and public finance exposures, could also place additional pressure on claims paying resources, as could ratings-based triggers which could force termination or collateralization of insured exposures at AGC or the claw-back of certain businesses underwritten by AG Re. Fitch notes that it expects to complete its rating review over the next four to six weeks.  There is no assurance that Fitch will not take further action on our ratings.

On May 20, 2009, Moody’s Investors Service (‘‘Moody’s’’) placed under review for possible downgrade the Aa2 insurance financial strength rating of AGC, as well as the ratings of other entities within the Assured group. In its public announcement of the rating action, Moody’s stated that this action reflects its view that despite recent improvements in the Company’s market position, the expected performance of its insured portfolio—particularly the mortgage-related risks—has substantially worsened. At the same time, Moody’s also placed the Aa3 insurance financial strength ratings of FSA and its affiliated insurance operating companies on review for possible downgrade. In its public announcement of the rating action, Moody’s cited its growing concerns about FSA’s business and financial profile as a result of further deterioration in FSA’s U.S. mortgage portfolio and the related adverse effect on its capital adequacy, profitability, and market traction. In both press releases, Moody’s noted that it has taken a more negative view of mortgage-related exposures and Assured Guaranty Ltd.’s pooled corporate exposures in light of worse-than-expected performance trends, and recognized the continued susceptibility of the insured portfolio to the weak economic environment. Moody’s also commented that the deterioration in the insured portfolios could have negative implications for the companies’ franchise values, profitability and financial flexibility given the likely sensitivity of those business attributes to its capital position. Moody’s also noted that the market dislocation caused by the declining financial strength of financial guaranty insurers may alter the competitive dynamics of the industry by encouraging the entry of new participants or the growth of alternative forms of execution.  There can be no assurance as to the outcome of Moody’s review.  Moody’s did note on June 17, 2009, in respect of the securities of AGUS, that in light of the high sensitivity of the Company’s financial profile to RMBS and CDOs, meaningful increases in Moody’s stress loss estimates for these exposures, which are possible, combined with the subordination of the AGUS securities, could result in a multiple-notch downgrade of the AGUS securities, perhaps below investment grade.  On July 24, 2009, Moody’s announced that it expects to conclude its ratings review of the companies by mid-August 2009.

On July 1, 2009, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. (“S&P”) published a Research Update in which it affirmed its “AAA” counterparty credit and financial strength ratings on AGC and FSA. At the same time, S&P revised its outlook on AGC and AG(UK) to negative from stable and continued its negative outlook on FSA.  S&P cited as a rationale for its actions the large single risk concentration exposure that Assured Guaranty Ltd. and FSA retain to Belgium and France prior to the posting of collateral by Dexia in October 2011, all in connection with the acquisition of FSAH by a subsidiary of Assured Guaranty Ltd., which acquisition is described in greater detail below.  In addition, the outlook also reflects S&P’s view that the change in the competitive dynamics of the industry — with the potential entrance of new competitors, alternative forms of credit enhancement and limited insurance penetration in the U.S. public finance market — could hurt the companies’ business prospects. There can be no assurance that S&P will not take further action on our ratings.

Acquisition of Financial Security Assurance Holdings Ltd.

On July 1, 2009, the Company, through its fully-owned subsidiary, AGUS, purchased FSAH and, indirectly, all of its subsidiaries other than those involved in its financial products business, including its principal operating subsidiary, the financial guaranty insurance company Financial Security Assurance, Inc. from Dexia Holdings, Inc. (“Dexia Holdings”), which is a subsidiary of Dexia. The former FSAH subsidiaries that were involved in the financial products business were transferred to Dexia at closing and the Company is indemnified, through guarantees issued by Dexia and affiliated entities and the French and Belgian governments, against exposure to FSAH’s financial products segment, which includes its guaranteed investment contract business, medium term note business and leveraged tax lease business.

The purchase price paid by the Company was approximately $546 million in cash and approximately 22.3 million common shares of the Company for a total purchase price of approximately $822 million.  The issuance of these 22.3 million common shares is in addition to the common shares issued by the Company on June 24, 2009 as discussed below. Dexia Holdings owns approximately 14.0% of Assured Guaranty Ltd.’s issued common shares as a result of this transaction.  Dexia Holdings has agreed that the voting rights with respect to all Assured Guaranty Ltd.’s common shares issued pursuant to the Purchase Agreement will constitute less than 9.5% of the voting power of all issued and outstanding Assured Guaranty Ltd.’s common shares.  Dexia Holdings has also agreed to a “standstill” arrangement until the date on which it and its affiliates beneficially own Assured Guaranty Ltd.’s common shares in an amount less than 10% of the outstanding Assured Guaranty Ltd.’s common shares.  In addition, Dexia Holdings has agreed that, until November 14, 2009, the first anniversary of the date of the Purchase Agreement, it will not transfer any of the Assured Guaranty Ltd.’s common shares issued pursuant to the Purchase Agreement without the consent of the Company, other than to one or more of its affiliates that agrees to abide by the voting and other restrictions described above.

The Company financed the cash portion of the acquisition with the proceeds of the public equity offering discussed below.

Common Share and Equity Units Offerings

On June 24, 2009, the Company completed the sale of 44,275,000 of its common shares (including 5,775,000 common shares allocable to the underwriters pursuant to the overallotment option) at a price of $11.00 per share. Concurrent with the common share offering, the Company along with AGUS sold 3,450,000 equity units (including 450,000 equity units allocable to the underwriters) at a stated amount of $50 per unit. The equity units initially consist of a forward purchase contract and a 5% undivided beneficial ownership interest in $1,000 principal amount 8.50% senior notes due 2014 issued by AGUS (“8.50% Senior Notes”). Under the purchase contract, holders are required to purchase the Company’s common shares no later than June 1, 2012. The threshold appreciation price of the equity units is $12.93, which represents a premium of 17.5% over the public offering price in the common share offering. The 8.50% Senior Notes are fully and unconditionally guaranteed by Assured Guaranty Ltd. The net proceeds after underwriting expenses and offering costs for these two offerings totaled approximately $616.5 million. Of that amount, the net proceeds from the equity offering were $170.8 million, which was allocated between $168.0 million recognized as long-term debt and $2.8 million of the purchase contract recognized in additional paid-in-capital in shareholders’ equity in the consolidated balance sheets.

In conjunction with the acquisition, the Company entered into an Amendment to the Investment Agreement dated as of November 13, 2008 with investment funds affiliated with WL Ross Group, L.P. (“WLR Funds”), which amended the Investment Agreement (the “Investment Agreement”) dated as of February 28, 2008 between the Company and WLR Funds, which provided a back up funding commitment to finance the acquisition.  Pursuant to pre-emptive rights set forth in the Investment Agreement, WLR Funds, which are affiliated with Wilbur L. Ross, Jr., who is one of the Company’s directors, purchased 3,850,000 common shares of the

Company in the Company’s June 2009 public common share offering at $11.00 per common share, the public offering price in the public offering.  As of the date of this filing the WLR Funds own approximately 10.2% of the outstanding common stock of the Company.

2.  Basis of Presentation

The unaudited interim consolidated financial statements, which include the accounts of the Company, have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and, in the opinion of management, reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of the Company’s financial condition, results of operations and cash flows for the periods presented.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. These unaudited interim consolidated financial statements cover the three-month period ended June 30, 2009 (“Second Quarter 2009”),  the three-month period ended June 30, 2008 (“Second Quarter 2008”), the six-month period ended June 30, 2009 (“Six Months 2009”) and the six-month period ended June 30, 2008 (“Six Months 2008”). Operating results for the three- and six-month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for a full year.  These financial statements include the effects of the Company’s common share and equity units offering that took place on June 24, 2009 but do not include the effects of the acquisition of FSAH, which occurred effective July 1, 2009.  The Company’s financial statements as of September 30, 2009 will include the effects of the FSAH acquisition, including three months of operating results attributable to FSAH entities.

Certain prior year items have been reclassified to conform to the current year presentation. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission.  All intercompany accounts and transactions have been eliminated. The Company has evaluated all subsequent events through August 10, 2009, the date the financial statements were issued.

Certain of the Company’s subsidiaries are subject to U.S. and U.K. income tax. The provision for income taxes is calculated in accordance with Statement of Financial Accounting Standards (“FAS”) No. 109, “Accounting for Income Taxes”. The Company’s provision for income taxes for interim financial periods is not based on an estimated annual effective rate due to the variability in changes in fair value of its credit derivatives, which prevents the Company from projecting a reliable estimated annual effective tax rate and pre-tax income for the full year of 2009.  A discrete calculation of the provision is calculated for each interim period.

Volatility and disruption in the global financial markets including depressed home prices and increasing foreclosures, falling equity market values, rising unemployment, declining business and consumer confidence and the risk of increased inflation, have precipitated an economic slowdown. The conditions may adversely affect the Company’s future profitability, financial position, investment portfolio, cash flow, statutory capital, financial strength ratings and stock price. Additionally, future legislative, regulatory or judicial changes in the jurisdictions regulating the Company may adversely affect its ability to pursue its current mix of business, materially impacting its financial results.

Adoption of FAS 163

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“FAS 163”). FAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. FAS 163 also clarifies the methodology to be used for financial guaranty premium revenue recognition and claim liability measurement, as well as requiring expanded disclosures about the insurance enterprise’s risk management activities. FAS 163 has been applied to all existing and future financial guaranty insurance contracts written by the Company.

The accounting changes prescribed by the statement were recognized by the Company as a cumulative effect adjustment to retained earnings as of January 1, 2009.

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

The following table provides information for financial guaranty insurance contracts where premiums are received on an installment basis as of and for the six months ended June 30, 2009 (dollars in thousands):

Premiums receivable, net of ceding commissions (end of period)(1)	$732,504
Unearned premium reserves (end of period)(2)	$933,771
Accretion of discount on premium receivable	$10,812
Weighted-average risk-free rate to discount premiums	2.7%
Weighted-average period of premiums receivable (in years)	10.4

(1)   Includes $94.8 million of ceding commissions due on future installment premium receivable.

(2)   Includes unearned premium related to the upfront portion of premiums received on bi-furcated deals.

The premiums receivable expected to be collected are:

(dollars in thousands)
2009 (July 1 – September 30)	$36,605
2009 (October 1 – December 31)	17,546
2010 (January 1 – March 31)	17,512
2010 (April 1 – June 30)	15,181
2010 (July 1 – December 31)	27,635
2011	50,112
2012	47,845
2013	41,259
2014 - 2018	164,027
2019 - 2023	119,010
2024 - 2028	93,285
2029 - 2033	73,087
2034 - 2038	32,754
2039 - 2043	12,577
2044 - 2048	3,970
2049 - 2053	460
2054 - 2056	27
Total premiums receivable, net of ceding commissions	$752,892

The following table provides a reconciliation of the beginning and ending balances of premium receivable:

(dollars in thousands)
Balance as of January 1, 2009	$737,181
Add: premiums written - net	376,799
Add: accretion of premium receivable discount	10,812
Less: premium payments received	(371,900)
Balance as of June 30, 2009	$752,892

The accretion of premium receivable discount is included in earned premium in the Company’s statement of operations.  The above amounts are presented net of applicable ceding commissions.

The future expected financial guarantee premium revenue that the Company expects to recognize are:

(dollars in thousands)
2009 (July 1 – September 30)	$49,750
2009 (October 1 – December 31)	48,713
2010 (January 1 – March 31)	45,654
2010 (April 1 – June 30)	46,001
2010 (July 1 – December 31)	88,639
2011	165,333
2012	150,753
2013	136,441
2014 - 2018	538,190
2019 - 2023	374,382
2024 - 2028	260,215
After 2028	305,678
Total future expected financial guarantee premium revenue	$2,209,749

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

Prior to Adoption of FAS 163

Prior to January 1, 2009, upfront premiums were earned in proportion to the expiration of the amount at risk. Each installment premium was earned ratably over its installment period, generally one year or less. Premium earnings under both the upfront and installment revenue recognition methods were based upon and were in proportion to the principal amount guaranteed and therefore resulted in higher premium earnings during periods where guaranteed principal was higher. For insured bonds for which the par value outstanding was declining during the insurance period, upfront premium earnings were greater in the earlier periods thus matching revenue recognition with the underlying risk. The premiums were allocated in accordance with the principal amortization schedule of the related bond issue and were earned ratably over the amortization period. When an insured issue was retired early, was called by the issuer, or was in substance paid in advance through a refunding accomplished by placing U.S. Government securities in escrow, the remaining unearned premium reserves were earned at that time. Unearned premium reserves represented the portion of premiums written that were applicable to the unexpired amount at risk of insured bonds.

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

Reserves for Losses and Loss Adjustment Expenses

The Company’s financial guarantees written in credit derivative form have substantially the same terms and conditions in respect of the obligation to make payments upon the failure of an obligor to pay as its financial guaranty contracts written in insurance form.  Under GAAP, however, the former are subject to derivative accounting rules and the latter are subject to insurance accounting rules.

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

A reserve for losses is equal to the present value of expected net cash outflows to be paid under the insurance contract discounted using a current risk-free rate. That current risk-free rate is based on the remaining period (contract or expected, as applicable) of the insurance contract. Expected net cash outflows (cash outflows, net of potential recoveries, expected to be paid to the holder of the insured financial obligation, excluding reinsurance) are probability-weighted cash flows that reflect the likelihood of possible outcomes. The Company estimates the expected net cash outflows using the internal assumptions about the likelihood of possible outcomes based on all information available. Those assumptions consider all relevant facts and circumstances and are consistent with the information tracked and monitored through the Company’s risk-management activities.

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

Financial Guaranty Contracts Prior to Adoption of FAS 163

Prior to January 1, 2009, reserves for losses for non-derivative transactions in the Company’s financial guaranty direct and financial guaranty assumed reinsurance included case reserves and portfolio reserves. Case reserves were established when there was significant credit deterioration on specific insured obligations and the obligations were in default or default was probable, not necessarily upon non-payment of principal or interest by an insured. Case reserves represented the present value of expected future loss payments and loss adjustment expenses, net of estimated recoveries, but before considering ceded reinsurance. This reserving method was different from case reserves established by traditional property and casualty insurance companies, which establish case reserves upon notification of a claim and establish incurred but not reported reserves (“IBNR”) for the difference between actuarially estimated ultimate losses and recorded case reserves. Financial guaranty insurance and assumed reinsurance case reserves and related salvage and subrogation, if any, were discounted at the taxable equivalent yield on the Company’s investment portfolio, which was approximately 6%, during 2008.

The Company recorded portfolio reserves in its financial guaranty direct and financial guaranty assumed reinsurance business. Portfolio reserves were established with respect to the portion of the Company’s business for which case reserves were not established.

Portfolio reserves were not established based on a specific event, rather they were calculated by aggregating the portfolio reserve calculated for each individual transaction. Individual transaction reserves were calculated on a quarterly basis by multiplying the par in-force by the product of the ultimate loss and earning factors without regard to discounting. The ultimate loss factor was defined as the frequency of loss multiplied by the severity of loss, where the frequency was defined as the probability of default for each individual issue. The earning factor was inception to date earned premium divided by the estimated ultimate written premium for each transaction. The probability of default was estimated from rating agency data and was based on the transaction’s credit rating, industry sector and time until maturity. The severity was defined as the complement of recovery/salvage rates gathered by the rating agencies of defaulting issues and was based on the industry sector.

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

Mortgage Guaranty and Other Lines of Business

Mortgage guaranty and other lines of business are not in the scope of FAS 163.  Reserves for losses and loss adjustment expenses in the Company’s mortgage guaranty line of business include case reserves and portfolio reserves. Case reserves are established when there is significant credit deterioration on specific insured obligations and the obligations are in default or default is probable, not necessarily upon non-payment of principal or interest by an insured. Case reserves represent the present value of expected future loss payments and loss adjustment expenses (“LAE”), net of estimated recoveries, but before considering ceded reinsurance. This reserving method is different from case reserves established by traditional property and casualty insurance companies, which establish case reserves upon notification of a claim and establish IBNR reserves for the difference between actuarially estimated ultimate losses and recorded case reserves.

The Company also records portfolio reserves for mortgage guaranty line of business in a manner consistent with its financial guaranty business prior to the adoption of FAS 163. While other mortgage guaranty insurance companies do not record portfolio reserves, rather just case and IBNR reserves, the Company records portfolio reserves because the Company writes business on an excess of loss basis, while other industry participants write quota share or first layer loss business. The Company manages and underwrites this business in the same manner as its financial guaranty insurance and reinsurance business because management believes they have similar characteristics as insured obligations of mortgage backed securities.

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

Reinsurance

In the ordinary course of business, the Company’s insurance subsidiaries assume and retrocede business with other insurance and reinsurance companies. These agreements provide greater diversification of business and may reduce the net potential loss from large risks. Retrocessional contracts do not relieve the Company of its obligation to the reinsured. Reinsurance recoverable on ceded losses includes balances due from reinsurance companies for paid and unpaid losses and LAE that will be recovered from reinsurers, based on contracts in force, and is presented net of any provision for estimated uncollectible reinsurance. Any change in the provision for uncollectible reinsurance is included in loss and loss adjustment expenses. Prepaid reinsurance premiums represent the portion of premiums ceded to reinsurers relating to the unexpired terms of the reinsurance contracts in force.

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

Salvage Recoverable

When the Company becomes entitled to the underlying collateral (generally a future stream of cash flows or pool assets) of an insured credit under salvage and subrogation rights as a result of a claim payment or estimates recoveries from disputed claim payments on contractual grounds, it reduces the corresponding loss reserve for a particular financial guaranty insurance policy for the estimated salvage and subrogation, in accordance with FAS No. 60, “Accounting and Reporting by Insurance Enterprises.” If the expected salvage and subrogation exceeds the estimated loss reserve for a policy, such amounts are recorded as a salvage recoverable asset in the Company’s balances sheets.

Goodwill

In connection with FAS No. 142, “Goodwill and Other Intangible Assets,” the Company does not amortize goodwill, but instead is required to perform an impairment test annually or more frequently should circumstances warrant. The impairment test evaluates goodwill for recoverability by comparing the fair value of the Company’s direct and reinsurance lines of business to their carrying value. If fair value is greater than carrying value then goodwill is deemed to be recoverable and there is no impairment. If fair value is less than carrying value then goodwill is deemed to be impaired and written down an amount such that the fair value of the reporting unit is equal to the carrying value, but not less than $0. No such impairment to goodwill was recognized in the year ended December 31, 2008.

As part of the impairment test of goodwill, there are inherent assumptions and estimates used by management in developing discounted future cash flows related to our direct and reinsurance lines of business that are subject to change based on future events. Management’s estimates include projecting earned premium, incurred losses, expenses, interest rates, cost of capital and tax rates. Many of the factors used in assessing fair value are outside the control of management and it is reasonably likely that assumptions and estimates will change in future periods. These changes can result in future impairments.

The Company has concluded that it is reasonably likely that the goodwill associated with our reinsurance line of business could become impaired in future periods if the volume of new business in the financial guaranty reinsurance market does not return to levels experienced in prior years or if the Company is not able to continue to execute portfolio based reinsurance contracts on blocks of business for other financial guarantors in financial distress. The FSAH transaction, completed on July 1, 2009, will cause management to reassess its goodwill amounts related to its reinsurance line of business during the Third Quarter 2009 due to its impact on the volume of third party reinsurance business that the Company is expected to assume going forward. If management determines in a future reporting period that goodwill is impaired, the Company would recognize a non-cash impairment charge in its statement of operations and comprehensive income in an amount up to $85.4 million, the current carrying value of goodwill.  This charge would not have any adverse effect on the Company’s debt agreements or its overall compliance with the covenants of its debt agreements.

3.  Recent Accounting Pronouncements

In December 2007, the FASB issued FAS No. 141 (revised), “Business Combinations” (“FAS 141R”). FAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. FAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. FAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim statements within those fiscal years. Since FAS 141R applies prospectively to business combinations whose acquisition date is subsequent to the statement’s adoption. The Company is applying the provisions of FAS 141R to account for its acquisition of FSAH, which closed on July 1, 2009.

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

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, “Disclosures About Credit Derivatives and Certain Guarantees” (“FSP 133-1”) and FAS 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”) to address concerns that current derivative disclosure requirements did not adequately address the potential adverse effects that these instruments can have on the financial performance and operations of an entity. Companies are required to provide enhanced disclosures about their derivative activities to enable users to better understand: (1) how and why a company uses derivatives, (2) how it accounts for derivatives and related hedged items, and (3) how derivatives affect its financial statements. These should include the terms of the derivatives, collateral posting requirements and triggers, and other significant provisions that could be detrimental to earnings or liquidity. Management believes that the Company’s current derivatives disclosures are in compliance with the requirements of FSP 133-1 and FAS 161.

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 amends FAS 157 to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. FSP 157-4 also provides additional guidance on circumstances that may indicate that a transaction is not orderly. FSP 157-4 supersedes FSP 157-3. FSP 157-4 amends FAS 157 to require additional disclosures about fair value measurements in annual and interim reporting periods. The Company adopted FSP 157-4 effective with Company’s financial statements for the quarter ended June 30, 2009. The prospective application of FSP 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. FSP 157-4 did not have an impact on the Company’s current results of operations or financial position. The disclosures related to FSP 157-4 are included in Note 5.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 extends the disclosure requirements of FAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to interim financial statements of publicly traded companies. The Company adopted FSP 107-1 effective with Company’s financial statements for the quarter ended June 30, 2009. FSP 107-1 did not have an impact on the Company’s current results of operations or financial position. The disclosures related to FSP 107-1 are included in Note 5.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”). FSP 115-2 provides new guidance on the recognition and presentation of an other than temporary impairment (“OTTI”) for debt securities classified as available-for-sale and held-to-maturity and provides some new disclosure requirements for both debt and equity securities. FSP 115-2 mandates new disclosure requirements that affect both debt and equity securities and extend the disclosure requirements (both new and existing) to interim periods. The Company adopted FSP 115-2 effective with Company’s financial statements for the quarter ended June 30, 2009 and increased the April 1, 2009 balance of retained earnings by $62.2 million ($57.7 million after tax) with a corresponding adjustment to accumulated other comprehensive income for OTTI recorded in previous periods on securities in the Company’s portfolio at April 1, 2009, that would not have been required had the FSP been effective for those periods. See Note 6.

In May 2009, the FASB issued FAS No. 165, “Subsequent Events” (“FAS 165”). FAS 165 establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are issued. FAS 165 is effective for reporting periods ending after June 15, 2009. The Company adopted FAS 165 for the quarter ended June 30, 2009. FAS 165 did not have an impact on the Company’s consolidated financial position or results of operations, as its requirements are disclosure-only in nature. See Note 2 for the related disclosures.

In June 2009, the FASB issued FAS No. 167, “Amendments to FASB Interpretation No. 46(R) (“FAS 167”). FAS 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. FAS 167 will require a company to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. FAS 167 will become effective for the Company’s fiscal year beginning January 1, 2010. The Company is currently evaluating the effect, if any, the adoption of FAS 167 will have on its consolidated financial statements.

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

Realized gains and other settlements on credit derivatives include credit derivative premiums received and receivable for credit protection the Company has sold under its insured CDS contracts as well as any contractual claim losses paid and payable related to insured credit events under these contracts, ceding commissions (expense) income and realized gains or losses related to their early termination.  The Company generally holds credit derivative contracts to maturity.  However, if events of default or termination events specified in the documentation were to occur, the non-defaulting or the non-affected party, which may be either the Company or the counterparty, depending upon the circumstances may decide to terminate a credit derivative prior to maturity.

The following table disaggregates realized gains and other settlements on credit derivatives into its component parts for the three- and six-month periods ended June 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Realized gains and other settlements on credit derivatives
Net credit derivative premiums received and receivable	$27,953	$31,486	$57,468	$59,308
Net credit derivative losses (paid and payable) recovered and recoverable	15	366	(9,043)	380
Ceding commissions received/receivable (paid/payable), net	(152)	(59)	(30)	(278)
Total realized gains and other settlements on credit derivatives	$27,816	$31,793	$48,395	$59,410

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

The Company determines the fair value of its credit derivative contracts primarily through modeling that uses various inputs such as credit spreads, based on observable market indices and on recent pricing for similar contracts, and expected contractual life to derive an estimate of the value of our contracts in our principal market (see Note 5). Credit spreads capture the impact of recovery rates and performance of underlying assets, among other factors, on these contracts.  The Company’s pricing model takes into account not only how credit spreads on risks that it assumes affects pricing, but also how the Company’s own credit spread affects the pricing of its deals.  If credit spreads of the underlying obligations change, the fair value of the related credit derivative changes. Market liquidity could also impact valuations of the underlying obligations.

The impact of changes in credit spreads will vary based upon the volume, tenor, interest rates, and other market conditions at the time these fair values are determined. In addition, since each transaction has unique collateral and structure terms, the underlying change in fair value of each transaction may vary considerably. The fair value of credit derivative contracts also reflects the change in the Company’s own credit cost based on the price to purchase credit protection on AGC.  During Second Quarter 2009 and Six Months 2009, the Company incurred net pre-tax unrealized losses on credit derivatives of $(254.3) million and $(227.3) million, respectively.  As of June 30, 2009 the net credit liability includes a reduction in the liability of $4,240.5 million representing AGC’s credit value adjustment, which is based on the market cost of AGC’s credit protection of 1,544 basis points.   Management believes that the trading level of AGC’s credit spread is due to the correlation between AGC’s risk profile and that experienced currently by the broader financial markets and increased demand for credit protection against AGC as the result of its direct segment financial guarantee volume as well as the overall lack of liquidity in the CDS market. Offsetting the benefit attributable to AGC’s credit spread were declines in fixed income security market prices primarily attributable to widening spreads in certain markets as a result of the continued deterioration in credit markets and some credit rating downgrades.  The higher credit spreads in the fixed income security market are primarily due to the recent lack of liquidity in the high yield collateralized debt obligation and collateralized loan obligation markets as well as continuing market concerns over the most recent vintages of subprime residential mortgage backed securities and commercial mortgage backed securities.

During Second Quarter 2008 and Six Months 2008, the Company incurred net pre-tax unrealized gains on credit derivatives of $708.5 million and $448.9 million, respectively.  The Second Quarter gain included a gain of $958.7 million associated with the change in AGC’s credit spread, which widened substantially from 540 basis points at March 31, 2008 to 900 basis points at June 30, 2008.

The total notional amount of credit derivative exposure outstanding as of June 30, 2009 and December 31, 2008 and included in the Company’s financial guaranty exposure was $73.5 billion and $75.1 billion, respectively.

The components of the Company’s unrealized gain (loss) on credit derivatives as of June 30, 2009 are:

	As of June 30, 2009
Asset Type	Net Par Outstanding (in billions)	Weighted Average Credit Rating(1)	Second Quarter 2009 Unrealized Gain (Loss) (in millions)	Six Months 2009 Unrealized Gain (Loss) (in millions)
Corporate collateralized loan obligations	$25.8	AAA	$3.6	$(75.3)
Market value CDOs of corporate obligations	3.8	AAA	(0.3)	(7.3)
Trust preferred securities	6.0	A-	(75.7)	(0.4)
Total pooled corporate obligations	35.6	AA+	(72.4)	(82.9)
Commercial mortgage-backed securities	5.8	AAA	1.0	(30.2)
Residential mortgage-backed securities	18.7	A+	(191.0)	(280.8)
Other	10.1	AA-	12.4	154.8
Total	70.2	AA	(250.0)	(239.1)
Reinsurance exposures written in CDS form	3.2	AA	(4.3)	11.9
Grand Total	$73.5	AA	$(254.3)	$(227.3)

(1)                      Based on the Company’s internal rating, which is on a comparable scale to that of the nationally recognized rating agencies.

Corporate collateralized loan obligations, market value collateralized debt obligations (“CDOs”), and trust preferred securities, which comprise the Company’s pooled corporate exposures, include all U.S. structured finance pooled corporate obligations and international pooled corporate obligations.  Commercial mortgage-backed securities are comprised of commercial U.S. structured finance and commercial international mortgage backed securities.  Residential mortgage-backed securities are comprised of prime and subprime U.S. mortgage-backed and home equity securities, international residential mortgage-backed and international home equity securities.  Other includes all other U.S. and international asset classes, such as commercial receivables, and international infrastructure and pooled infrastructure securities.

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

The Company’s $10.1 billion exposure to Other CDS contracts is also highly diversified. It includes $4.3 billion of exposure to four pooled infrastructure transactions comprised of diversified pools of international infrastructure project transactions and loans to regulated utilities. These pools were all structured with underlying credit enhancement sufficient for the Company to attach at super senior AAA levels. The remaining $5.8 billion of exposure in Other CDS contracts is comprised of numerous deals typically structured with significant underlying credit enhancement and spread across various asset classes, such as commercial receivables, infrastructure, regulated utilities and consumer receivables. Substantially all of this $10.1 billion of exposure is rated investment grade and the weighted average credit rating is AA-.

The unrealized gain of $12.4 million in Second Quarter 2009 and $154.8 million in Six Months 2009 on Other CDS contracts is primarily attributable to implied spread narrowing during Six Months 2009 on several UK public finance infrastructure transactions and a film securitization transaction .

With considerable volatility continuing in the market, unrealized gains (losses) on credit derivatives may fluctuate significantly in future periods.

The Company’s exposure to the mortgage industry is discussed in Note 7.

The following table presents additional details about the Company’s unrealized loss on pooled corporate obligation credit derivatives, which includes collateralized loan obligations, market value CDOs and trust preferred securities, by asset type as of June 30, 2009:

Asset Type	Original Subordination(2)	Current Subordination(2)	Net Par Outstanding (in billions)	Weighted Average Credit Rating(1)	Second Quarter 2009 Unrealized Gain (Loss) (in millions)	Six Months 2009 Unrealized Gain (Loss) (in millions)
High yield corporate obligations	35.5%	29.3%	$22.7	AAA	$1.6	$(75.8)
Trust preferred	46.6%	38.7%	6.0	A-	(75.7)	(0.4)
Market value CDOs of corporate obligations	41.3%	34.9%	3.8	AAA	(0.3)	(7.3)
Investment grade corporate obligations	28.7%	29.8%	2.3	AAA	1.3	2.9
Commercial real estate	49.2%	48.0%	0.8	AAA	0.1	(2.1)
CDO of CDOs (corporate obligations)	1.7%	5.5%	0.1	AAA	0.6	(0.3)
Total	37.8%	31.9%	$35.6	AA+	$(72.4)	$(82.9)

(1)          Based on the Company’s internal rating, which is on a comparable scale to that of the nationally recognized rating agencies.

(2)          Represents the sum of subordinate tranches and over-collateralization and does not include any benefit from excess interest collections that may be used to absorb losses

The following table presents additional details about the Company’s unrealized gain (loss) on credit derivatives associated with commercial mortgage-backed securities by vintage as of June 30, 2009:

Vintage	Original Subordination(2)	Current Subordination(2)	Net Par Outstanding (in billions)	Weighted Average Credit Rating(1)	Second Quarter 2009 Unrealized Gain (Loss) (in millions)	Six Months 2009 Unrealized Gain (Loss) (in millions)
2004 and Prior	19.8%	22.0%	$0.3	AAA	$—	$(0.6)
2005	27.8%	29.0%	3.4	AAA	0.8	(18.9)
2006	27.5%	28.3%	1.9	AAA	0.3	(9.3)
2007	35.8%	36.0%	0.2	AAA	(0.1)	(1.5)
2008	—	—	—	—	—	—
2009	—	—	—	—	—	—
Total	27.7%	28.8%	$5.8	AAA	$1.0	$(30.2)

The following tables present additional details about the Company’s unrealized loss on credit derivatives associated with residential mortgage-backed securities by vintage and asset type as of June 30, 2009:

Vintage	Original Subordination(2)	Current Subordination(2)	Net Par Outstanding (in billions)	Weighted Average Credit Rating(1)	Second Quarter 2009 Unrealized Gain (Loss) (in millions)	Six Months 2009 Unrealized Gain (Loss) (in millions)
2004 and Prior	5.6%	15.7%	$0.3	BBB+	$28.4	$33.0
2005	26.5%	59.8%	3.9	AA-	(1.2)	0.1
2006	16.2%	22.8%	5.9	AA	(1.9)	(0.7)
2007	16.3%	18.2%	8.6	A	(216.4)	(313.3)
2008	—	—	—	—	—	—
2009	—	—	—	—	—	—
Total	18.2%	28.2%	$18.7	A+	$(191.0)	$(280.8)

Asset Type	Original Subordination(2)	Current Subordination(2)	Net Par Outstanding (in billions)	Weighted Average Credit Rating(1)	Second Quarter 2009 Unrealized Gain (Loss) (in millions)	Six Months 2009 Unrealized Gain (Loss) (in millions)
Alt-A loans	20.3%	22.9%	$6.0	BBB+	$(201.8)	$(245.9)
Prime first lien	9.6%	12.1%	7.2	AA+	10.0	(38.7)
Subprime lien	26.9%	54.8%	5.5	A+	0.7	3.7
Total	18.2%	28.2%	$18.7	A+	$(191.0)	$(280.8)

As of June 30, 2009 and December 31, 2008, the Company considered the impact of its own credit risk, in combination with credit spreads on risk that it assumes through CDS contracts, in determining the fair value of its credit derivatives. The Company determines its own credit risk based on quoted CDS prices traded on the Company at each balance sheet date. The quoted price of CDS contracts traded on AGC at June 30, 2009 and December 31, 2008 was 1,544 basis points and 1,775 basis points, respectively. Historically, the price of CDS traded on AGC moves directionally the same as general market spreads. Generally, a widening of the CDS prices traded on AGC has an effect of offsetting unrealized losses that result from widening general market credit spreads, while a narrowing of the CDS prices traded on AGC has an effect of offsetting unrealized gains that result from narrowing general market credit spreads. An overall narrowing of spreads generally results in an unrealized gain on credit derivatives for the Company and an overall widening of spreads generally results in an unrealized loss for the Company. At June 30, 2009, the values of our CDS contracts before and after considering implications of our credit spreads were $(4,979.9) million and $(739.4) million, respectively. At December 31, 2008, the values of our CDS contracts before and after considering implications of our credit spreads were $(4,686.8) million and $(539.2) million, respectively.

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

If certain of its credit derivative contracts are terminated the Company could be required to make a termination payment as determined under the relevant documentation. Under certain documents, the Company may have the right to cure the termination event by posting collateral, assigning its rights and obligations in respect of the transactions to a third party or seeking a third party guaranty of the obligations of the Company.  As of the date of this filing, if AGC’s ratings are downgraded to levels between BBB or Baa2 and BB+ or Ba1, certain CDS counterparties could terminate certain CDS contracts covering approximately $7.7 billion par insured, compared to $16.6 billion as of March 31, 2009.  As of the date of this filing, if AGRO’s ratings are downgraded to BBB- or Baa3, certain CDS counterparties could terminate certain CDS contracts covering approximately $3.2 million par insured.  As of the date of this filing, AG Re has no exposure subject to termination based on its rating.  Given current market conditions, the Company does not believe that it can accurately estimate the termination payments it could be required to make if, as a result of any such downgrade, a CDS counterparty terminated its CDS contracts with the Company.  These payments could have a material adverse effect on the Company’s liquidity and financial condition.

During Second Quarter 2009, the Company entered into agreements with two CDS counterparties which previously had the right to terminate certain CDS contracts in the event that AGC was downgraded to below AA- or Aa3, in one case, or below A- or A3, in the other case. These agreements eliminated the ability of those CDS counterparties to receive a termination payment.  In return, the Company agreed to post $325 million in collateral to secure its potential payment obligations under those CDS contracts, which cover approximately $18.6 billion of par insured. The collateral posting requirement would increase to $375 million if AGC were downgraded to below AA- or A2. The posting of this collateral has no impact on the Company’s net income or shareholders’ equity under U.S. GAAP nor does it impact AGC’s statutory surplus or net income.  In addition, in July 2009, we terminated an ISDA master agreement with Lehman Brothers International (Europe) (“LBIE”) due to its default under the agreement.  The Company has discussed with several other CDS counterparties the reduction of its exposure to possible termination payments. The Company can give no assurance that any agreement will be reached with any such CDS counterparty.

In addition to the collateral posting described in the previous paragraph, under a limited number of other CDS contracts, the Company may be required to post eligible securities as collateral -- generally cash or U.S. government or agency securities. This requirement is based generally on a mark-to-market valuation in excess of contractual thresholds which decline if the Company’s ratings decline. As of the date of this filing, the Company is posting approximately $160.2 million of collateral in respect of approximately $1.5 billion of par insured.  Any amounts required to be posted as collateral in the future will depend on changes in the market values of these transactions. The amount that the Company could be required to post upon any downgrade cannot be quantified at this time, but could be substantial and could have a material adverse effect on the Company’s liquidity. If AGC were downgraded below A- or A3, certain of the contractual thresholds would be reduced or eliminated and the amount of par that could be subject to collateral posting requirements would be approximately $1.8 billion. If AG Re or AGRO were downgraded below BBB or Baa2, certain of the contractual thresholds would be reduced or eliminated and the amount of par that could be subject to collateral posting requirements would be $11.5 million in the case of AG Re and $290.7 million in the case of AGRO.

The following table summarizes the estimated change in fair values on the net balance of the Company’s credit derivative positions assuming immediate parallel shifts in credit spreads on AGC and on the risks that it assumes at June 30, 2009:

(Dollars in millions)

Credit Spreads(1)	Estimated Net Fair Value (Pre-Tax)	Estimated Pre-Tax Change in Gain / (Loss)
June 30, 2009:
100% widening in spreads	$(1,973.4)	$(1,234.0)
50% widening in spreads	(1,376.2)	(636.8)
25% widening in spreads	(1,061.3)	(321.9)
10% widening in spreads	(869.0)	(129.6)
Base Scenario	(739.4)	—
10% narrowing in spreads	(657.3)	82.1
25% narrowing in spreads	(532.4)	207.0
50% narrowing in spreads	(318.8)	420.6

(1) Includes the effects of spreads on both the underlying asset classes and the Company’s own credit spread.

The Company had no derivatives designated as hedges during 2009 and 2008.

5.  Fair Value of Financial Instruments

The carrying amount and estimated fair value of financial instruments are presented in the following table:

	As of June 30, 2009		As of December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands of U.S. dollars)
Assets:
Fixed maturity securities	$3,413,257	$3,413,257	$3,154,137	$3,154,137
Cash and short-term investments	1,179,477	1,179,477	489,502	489,502
Credit derivative assets	146,350	146,350	146,959	146,959
Liabilities:
Unearned premium reserves	2,222,717	2,883,665	1,233,714	1,785,769
Long-term debt:
7.0% Senior Notes	197,461	147,420	197,443	105,560
8.50 % Senior Notes	169,732	169,732	—	—
Series A Enhanced Junior Subordinated Debentures	149,781	75,000	149,767	37,500
Credit derivative liabilities	957,752	957,752	733,766	733,766
Off-Balance Sheet Instruments:
Future installment premiums	—	—	—	463,407

Background

Effective January 1, 2008, the Company adopted FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements.

FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The price represents that available in the principal market for the asset or liability. If there is no principal market, then the price is based on the market that maximizes the value received for an asset or minimizes the amount paid for a liability (i.e. the most advantageous market).

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

Effect on the Company’s financial statements

FAS 157 applies to both amounts recorded in the Company’s financial statements and to disclosures. Amounts recorded at fair value in the Company’s financial statements on a recurring basis are fixed maturity securities available for sale, short-term investments, credit derivative assets and liabilities relating to the Company’s CDS contracts and CCS Securities. The fair value of these items as of June 30, 2009 is summarized in the following table.

		Fair Value Measurements Using
(Dollars in millions)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Fixed maturity securities:
U.S. government and agencies	$796.1	$—	$796.1	$—
Obligations of state and political subdivisions	1,093.6	—	1,093.6	—
Corporate securities	339.8	—	339.8	—
Mortgage-backed securities:
Residential mortgage-backed securities	790.8	—	790.8	—
Commercial mortgage-backed securities	233.0	—	233.0	—
Asset-backed securities	71.5	—	71.5	—
Foreign government securities	88.4	—	88.4	—
Short-term investments	1,171.0	165.8	1,005.2	—
Credit derivative assets	146.4	—	—	146.4
CCS Securities	10.2	—	10.2	—
Total assets	$4,740.8	$165.8	$4,428.6	$146.4
Liabilities
Credit derivative liabilities	$957.8	$—	$—	$957.8
Total liabilities	$957.8	$—	$—	$957.8

The fair value of these items as of December 31, 2008 is summarized in the following table(1).

		Fair Value Measurements Using
(Dollars in millions)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Fixed maturity securities:
U.S. government and agencies	$475.9	$—	$475.9	$—
Obligations of state and political subdivisions	1,217.7	—	1,217.7	—
Corporate securities	268.2	—	268.2	—
Mortgage-backed securities:
Residential mortgage-backed securities	830.3	—	830.3	—
Commercial mortgage-backed securities	221.5	—	221.5	—
Asset-backed securities	73.6	—	73.6	—
Foreign government securities	54.5	—	54.5	—
Preferred stock	12.4	—	12.4	—
Short-term investments	477.2	47.8	429.4	—
Credit derivative assets	147.0	—	—	147.0
CCS Securities	51.1	—	51.1	—
Total assets	$3,829.4	$47.8	$3,634.6	$147.0
Liabilities
Credit derivative liabilities	$733.8	$—	$—	$733.8
Total liabilities	$733.8	$—	$—	$733.8

(1)          Reclassified to conform to the current period’s presentation.

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

The Company has analyzed the third party pricing services’ valuation methodologies and related inputs, and has also evaluated the various types of securities in its investment portfolio to determine an appropriate FAS 157 fair value hierarchy level based upon trading activity and observability of market inputs. Based on this evaluation, each price was classified as Level 1, 2 or 3. Prices provided by third party pricing services with market observable inputs are classified as Level 2. Prices on the money fund portion of short-term investments are classified as Level 1. No investments were classified as Level 3 as of or for the three- and six-month periods ended June 30, 2009.

Committed Capital Securities (“CCS Securities”)

The fair value of CCS Securities represents the present value of remaining expected put option premium payments under the CCS Securities agreements and the value of such estimated payments based upon the quoted price for such premium payments as of June 30, 2009 (see Note 10). The $10.2 million fair value asset for CCS Securities is included in the consolidated balance sheet. Changes in fair value of this asset are included in other income in the consolidated statement of operations and comprehensive income. The significant market inputs used are observable, therefore, the Company classified this fair value measurement as Level 2.

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

Credit Derivatives

The Company’s credit derivatives consist of insured CDS contracts (see Note 4). As discussed in Note 4, the Company does not typically exit its credit derivative contracts, and there are no quoted prices for its instruments or for similar instruments. Observable inputs other than quoted market prices exist; however, these inputs reflect contracts that do not contain terms and conditions similar to the credit derivative contracts issued by the Company. Therefore, the valuation of credit derivative contracts requires the use of models that contain significant, unobservable inputs. Thus, we believe the credit derivative valuations are in Level 3 in the fair value hierarchy discussed above.

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

Market conditions at June 30, 2009 were such that market prices of the Company’s CDS contracts were not generally available. Where market prices were not available, the Company used a combination of observable market data and valuation models, using various market indices, credit spreads, the Company’s own credit risk, and estimated contractual payments to estimate the “Unrealized gains (losses) on credit derivatives” portion of the fair value of its credit derivatives. These models are primarily developed internally based on market conventions for similar transactions.

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

•                  Gross spread on a financial guarantee written in CDS form is allocated among 1) profit the originator, usually an investment bank, realizes for putting the deal together and funding the transaction, 2) premiums paid to us for our credit protection provided and 3) the cost of CDS protection purchased on us by the originator to hedge their counterparty credit risk exposure to the Company. The premium the Company receives is referred to as the net spread. The Company’s own credit risk is factored into the determination of net spread based on the impact of changes in the quoted market price for credit protection bought on the Company, as reflected by quoted market prices on CDS sold on Assured Guaranty Corp. The cost to acquire CDS protection sold on AGC affects the amount of spread on CDS deals that the Company captures and, hence, their fair value. As the cost to acquire CDS protection sold on AGC increases the amount of premium we capture on a deal generally decreases. As the cost to acquire CDS protection sold on AGC decreases the amount of premium we capture on a deal generally increases. In our model, the premium we capture is not permitted to go below the minimum rate that we would currently charge to assume similar risks. This has the effect of mitigating the amount of unrealized gains that are recognized on certain CDS contracts.

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

•                  Gross spread—This is an input into the Company’s fair value model that is used to ultimately determine the net spread a comparable financial guarantor would charge the Company to transfer risk at the reporting date. The Company’s estimate of fair value represents the difference between the estimated present value of premiums that a comparable financial guarantor would accept to assume the risk from the Company on the current reporting date, on terms identical to the original contracts written by the Company and at the contractual premium for each individual credit derivative contract. This is an observable input that the Company obtains for deals it has closed or bid on in the market place.

•                  Credit spreads on risks assumed—These are obtained from market data sources published by third parties (e.g. dealer spread tables for the collateral similar to assets within our transactions) as well as collateral-specific spreads provided by trustees or obtained from market sources. If observable market credit spreads are not available or reliable for the underlying reference obligations, then market indices are used that most closely resembles the underlying reference obligations, considering asset class, credit quality rating and maturity of the underlying reference obligations. As discussed previously, these indices are adjusted to reflect the non-standard terms of the Company’s CDS contracts. As of June 30, 2009, the Company obtained approximately 20% of its credit spread data, based on notional par outstanding, from sources published by third parties, while 80% was obtained from market sources or similar market indices. Market sources determine credit spreads by reviewing new issuance pricing for specific asset classes and receiving price quotes from their trading desks for the specific asset in question. Management validates these quotes by cross-referencing quotes received from one market source against quotes received from another market source to ensure reasonableness. In addition, we compare the relative change in price quotes received from one quarter to another, with the relative change experienced by published market indices for a specific asset class. Collateral specific spreads obtained from third-party, independent market sources are un-published spread quotes from market participants and or market traders whom are not trustees. Management obtains this information as the result of direct communication with these sources as part of the valuation process.

•                  Credit spreads on the Company’s name—The Company obtains the quoted price of CDS contracts traded on AGC from market data sources published by third parties.

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

In this example, the contractual cash flows (the AGC premium above) exceed the amount a market participant would require AGC to pay in today’s market to accept its obligations under the credit default swap contract, thus resulting in an asset. This credit derivative asset is equal to the difference in premium rate discounted at a risk adjusted rate over the weighted average remaining life of the contract. The expected future cash flows for the Company’s credit derivatives were discounted at rates ranging from 1.0% to 7.0% over LIBOR at June 30, 2009, with over 99% of the transactions ranging from 1.0% to 6.0% over LIBOR.

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

Over time the data inputs can change as new sources become available or existing sources are discontinued or are no longer considered to be the most appropriate. It is the Company’s objective to move to higher levels on the hierarchy whenever possible, but it is sometimes necessary to move to lower priority inputs because of discontinued data sources or management’s assessment that the higher priority inputs are no longer considered to be representative of market spreads for a given type of collateral. This can happen, for example, if transaction volume changes such that a previously used spread index is no longer viewed as being reflective of current market levels.

As of June 30, 2009, the Company obtained approximately 8% of its credit spread information, based on notional par outstanding, from actual collateral specific credit spreads, while 80% was based on market indices and 12% was based on spreads provided by the CDS counterparty. The Company interpolates a curve based on the historical relationship between premium the Company receives when a financial guarantee written in CDS form closes to the daily closing price of the market index related to the specific asset class and rating of the deal. This curve indicates expected credit spreads at each indicative level on the related market index. For specific transactions where no price quotes are available and credit spreads need to be extrapolated, an alternative transaction for which the Company has received a spread quote from one of the first three sources within the Company’s spread hierarchy is chosen. This alternative transaction will be within the same asset class, have similar underlying assets, similar credit ratings, and similar time to maturity. The Company then calculates the percentage of relative spread change quarter over quarter for the alternative transaction. This percentage change is then applied to the historical credit spread of the transaction for which no price quote was received in order to calculate the transactions current spread. Counterparties determine credit spreads by reviewing new issuance pricing for specific asset classes and receiving price quotes from their trading desks for the specific asset in question. These quotes are validated by cross-referencing quotes received from one market source with those quotes received from another market source to ensure reasonableness. In addition, management compares the relative change experienced on published market indices for a specific asset class for reasonableness and accuracy.

The Company’s credit derivative valuation model, like any financial model, has certain strengths and weaknesses.

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

•                  At June 30, 2009, the markets for the inputs to the model were highly illiquid, which impacts their reliability. However, the Company employs various procedures to corroborate the reasonableness of quotes received and calculated by our internal valuation model, including comparing to other quotes received on similarly structured transactions, observed spreads on structured products with comparable underlying assets and, on a selective basis when possible, through second independent quotes on the same reference obligation.

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

The net par outstanding of the Company’s credit derivative contracts was $73.5 billion and $75.1 billion at June 30, 2009 and December 31, 2008, respectively. The estimated remaining average life of these contracts at June 30, 2009 was 8.2 years.

As required by FAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of June 30, 2009, these contracts are classified as Level 3 in the FAS 157 hierarchy since there is reliance on at least one unobservable input deemed significant to the valuation model, most significantly the Company’s estimate of the value of the non-standard terms and conditions of its credit derivative contracts and of the Company’s current credit standing.

The table below presents a reconciliation of the Company’s credit derivatives whose fair value included significant unobservable inputs (Level 3) during the three months ended June 30, 2009 and 2008.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Second Quarter 2009	Second Quarter 2008
(Dollars in millions)	Credit Derivative Liability (Asset), net	Credit Derivative Liability (Asset), net
Beginning Balance	$556,970	$881,637
Total gains or losses realized and unrealized
Unrealized losses (gains) on credit derivatives	254,284	(708,502)
Realized gains and other settlements on credit derivatives	(27,816)	(31,793)
Current period net effect of purchases, settlements and other activity included in unrealized portion of beginning balance	27,964	24,601
Transfers in and/or out of Level 3	—	—
Ending Balance	$811,402	$165,943

Gains and losses (realized and unrealized) included in earnings for the period are reported as follows:
Total realized and unrealized (gains) losses included in earnings for the period	$226,468	$740,295
Change in unrealized (gains) losses on credit derivatives still held at the reporting date	$282,727	$705,029

The table below presents a reconciliation of the Company’s credit derivatives whose fair value included significant unobservable inputs (Level 3) during the six months ended June 30, 2009 and 2008.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Six Months 2009	Six Months 2008
(Dollars in millions)	Credit Derivative Liability (Asset), net	Credit Derivative Liability (Asset), net
Beginning Balance	$586,807	$617,644
Total gains or losses realized and unrealized
Unrealized losses (gains) on credit derivatives	227,302	(448,881)
Realized gains and other settlements on credit derivatives	(48,395)	(59,410)
Current period net effect of purchases, settlements and other activity included in unrealized portion of beginning balance	45,688	56,590
Transfers in and/or out of Level 3	—	—
Ending Balance	$811,402	$165,943

Gains and losses (realized and unrealized) included in earnings for the period are reported as follows:
Total realized and unrealized (gains) losses included in earnings for the period	$178,907	$508,291
Change in unrealized (gains) losses on credit derivatives still held at the reporting date	$255,545	$442,567

Items in the Company’s financial statements measured at fair value but carried at historical cost are unearned premiums reserve, 7.0% Senior Notes, 8.5% Senior Notes, Series A Enhanced Junior Subordinated Debentures and financial guaranty installment premiums (prior to adoption of FAS 163). The fair values of these items as of June 30, 2009 and December 31, 2008 are summarized in the following table.

As of June 30, 2009

		Fair Value Measurements Using
(Dollars in millions)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Liabilities
Unearned premium reserves	$2,883.7	$—	$—	$2,883.7	$(660.9)
7.0% Senior Notes	147.4	—	147.4	—	50.0
8.5% Senior Notes	169.7	—	169.7	—	—
Series A Enhanced Junior Subordinated Debentures	75.0	—	75.0	—	74.8
Total liabilities	$3,275.8	$—	$392.1	$2,883.7	$(536.1)

Off-Balance Sheet Instruments
Future installment premiums	$—	$—	$—	$—	$—

As of December 31, 2008

		Fair Value Measurements Using
(Dollars in millions)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Liabilities
Unearned premium reserves	$1,785.8	$—	$—	$1,785.8	$(552.1)
7.0% Senior Notes	106.6	—	106.6	—	90.9
Series A Enhanced Junior Subordinated Debentures	37.5	—	37.5	—	112.5
Total liabilities	$1,929.9	$—	$144.1	$1,785.8	$(345.2)

Off-Balance Sheet Instruments
Future installment premiums	$463.4	$—	$463.4	$—	$—

Unearned Premium Reserves

The fair value of the Company’s unearned premium reserves was based on the estimated cost of entering into a cession of entire financial guaranty insurance portfolio with third party reinsurers under current market conditions. This figure was based on management’s estimate of what a similarly rated financial guaranty insurance company would demand to assume the Company’s in-force book of financial guaranty insurance business. This amount was based on the pricing assumptions we have observed in recent portfolio transfers that have occurred in the financial guaranty market and included adjustments to the carrying value of unearned premiums reserves for stressed losses and ceding commissions. The significant inputs for stressed losses and ceding commissions were not readily observable inputs, therefore, the Company classified this fair value measurement as Level 3.

7.0% Senior Notes and Series A Enhanced Junior Subordinated Debentures

The fair value of the Company’s $200.0 million of Senior Notes (“7.0% Senior Notes”) and $150.0 million of Series A Enhanced Junior Subordinated Debentures are determined by calculating the midpoint of quoted bid/ask prices over the U.S. Treasury yield at the year-end date and the appropriate credit spread for similar debt instruments. The significant market inputs used are observable, therefore, the Company classified this fair value measurement as Level 2.

8.50 % Senior Notes

The Company’s subsidiary, AGUS, issued $172.5 million par, 8.50% Senior Notes on June 24, 2009. The fair value of the 8.50% Senior Notes approximates the carrying value, which is based on the net cash proceeds received and adjusted for the accrued interest for the remaining 6 days through June 30, 2009.

Future Installment Premiums

As described in Note 2, with the adoption of FAS 163 effective January 1, 2009, future installment premiums are included in the unearned premium reserves.  See “Unearned Premium Reserves” section above for additional information.

Prior to adoption of FAS 163, future installment premiums were not recorded in the Company’s financial statements. The fair value of the Company’s installment premiums was derived by calculating the present value of the estimated future cash flow stream for financial guaranty installment premiums discounted at 6.0%. The significant inputs used to fair value this item were observable, therefore, the Company classified this fair value measurement as Level 2.

6.  Investments

The following table summarizes the Company’s aggregate investment portfolio as of June 30, 2009:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	OTTI in OCI
	(in thousands of U.S. dollars)
Fixed maturity securities
U.S. government and agencies	$771,056	$27,581	$(2,540)	$796,097	$—
Obligations of state and political subdivisions	1,083,315	31,582	(21,303)	1,093,594	—
Corporate securities	342,820	7,839	(10,854)	339,805	2,009
Mortgage-backed securities:
Residential mortgage-backed securities	801,748	23,837	(34,786)	790,799	67,666
Commercial mortgage-backed securities	262,876	728	(30,629)	232,975	14,173
Asset-backed securities	71,656	303	(444)	71,515	—
Foreign government securities	84,912	3,730	(170)	88,472	—
Preferred stock	—	—	—	—	—
Total fixed maturity securities	3,418,383	95,600	(100,726)	3,413,257	83,848
Short-term investments	1,170,970	—	—	1,170,970	—
Total investments	$4,589,353	$95,600	$(100,726)	$4,584,227	$83,848

The following table summarizes the Company’s aggregate investment portfolio as of December 31, 2008(1):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands of U.S. dollars)
Fixed maturity securities
U.S. government and agencies	$426,592	$49,370	$(36)	$475,926
Obligations of state and political subdivisions	1,235,942	33,196	(51,427)	1,217,711
Corporate securities	274,237	5,793	(11,793)	268,237
Mortgage-backed securities:
Residential mortgage-backed securities	829,091	21,717	(20,470)	830,338
Commercial mortgage-backed securities	252,788	55	(31,347)	221,496
Asset-backed securities	80,710	—	(7,144)	73,566
Foreign government securities	50,323	4,173	—	54,496
Preferred stock	12,625	—	(258)	12,367
Total fixed maturity securities	3,162,308	114,304	(122,475)	3,154,137
Short-term investments	477,197	—	—	477,197
Total investments	$3,639,505	$114,304	$(122,475)	$3,631,334

(1)          Reclassified to conform to the current period’s presentation.

Approximately 22% and 29% of the Company’s total investment portfolio as of June 30, 2009 and December 31, 2008, respectively, was composed of mortgage backed securities, including collateralized mortgage obligations and commercial mortgage backed securities. As of June 30, 2009 and December 31, 2008, respectively, approximately 66% and 69% of the Company’s total mortgage backed securities were government agency obligations. As of both June 30, 2009 and December 31, 2008, the weighted average credit quality of the Company’s entire investment portfolio was AA+. The Company’s portfolio is comprised primarily of high-quality, liquid instruments. The Company continues to receive sufficient information to value its investments and has not had to modify its approach due to the current market conditions.

The amortized cost and estimated fair value of available-for-sale fixed maturity securities as of June 30, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands of U.S. dollars)
Due within one year	$53,871	$55,569
Due after one year through five years	724,468	738,542
Due after five years through ten years	537,758	552,951
Due after ten years	1,037,662	1,042,421
Mortgage-backed securities:
Residential mortgage-backed securities	801,748	790,799
Commercial mortgage-backed securities	262,876	232,975
Total	$3,418,383	$3,413,257

Proceeds from the sale of available-for-sale fixed maturity securities were $705.0 million and $252.5 million for the six months ended June 30, 2009 and 2008, respectively.

Net realized investment gains (losses) consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands of U.S. dollars)
Gains	$10,320	$2,235	$19,588	$3,274
Losses	(375)	(519)	(8,307)	(931)
Other than temporary impairments	(14,833)	(263)	(33,279)	(263)
Net realized investment (losses) gains	$(4,888)	$1,453	$(21,998)	$2,080

The change in net unrealized gains (losses) of un-impaired available-for-sale fixed maturity securities consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands of U.S. dollars)
Fixed maturity securities	$74,970	$(49,280)	$86,893	$(60,635)
Less: Deferred income tax expense (benefit)	8,189	(7,096)	12,739	(13,160)
Change in net unrealized gains (losses) on fixed maturity securities	$66,781	$(42,184)	$74,154	$(47,475)

Net investment income is derived from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands of U.S. dollars)
Income from fixed maturity securities	$43,827	$37,398	$87,306	$69,927
Income from short-term investments	437	3,507	1,512	8,230
Gross investment income	44,264	40,905	88,818	78,157
Less: investment expenses	964	673	1,917	1,351
Net investment income	$43,300	$40,232	$86,901	$76,806

Under agreements with its cedants and in accordance with statutory requirements, the Company maintains fixed maturity securities in trust accounts of $1,346.7 million and $1,233.4 million as of June 30, 2009 and December 31, 2008, respectively, for the benefit of reinsured companies and for the protection of policyholders, generally in states in which the Company or its subsidiaries, as applicable, are not licensed or accredited.

Under certain derivative contracts, the Company is required to post eligible securities as collateral, generally cash or U.S. government or agency securities. The need to post collateral under these transactions is generally based on mark-to-market valuation in excess of contractual thresholds. The fair market value of the Company’s pledged securities totaled $547.7 million and $157.7 million as of June 30, 2009 and December 31, 2008, respectively.

The Company is not exposed to significant concentrations of credit risk within its investment portfolio.

No material investments of the Company were non-income producing for the three and six months ended June 30, 2009 and 2008.

Other-Than Temporary Impairment (“OTTI”) Methodology

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

•                  whether loss of investment principal is anticipated;

•                  whether scheduled interest payments are past due; and

•                  whether the Company has the intent to sell a security prior to its recovery in fair value.

If the Company believes a decline in the value of a particular investment is temporary, the decline is recorded as an unrealized loss on the balance sheet in “accumulated other comprehensive income” in shareholders’ equity.

As discussed in more detail below, prior to April 1, 2009, the reviews for impairment of investments were conducted pursuant to FSP No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”) and accordingly, any unrealized loss identified as other than temporary was recorded directly in the consolidated statement of income. As of April 1, 2009, the Company adopted FSP 115-2. Accordingly, any credit-related impairment related to debt securities the Company does not plan to sell and is more-likely-than-not not to be required to sell is recognized in the consolidated statement of income, with the non-credit-related impairment recognized in other comprehensive income (“OCI”). For other impaired debt securities, where the Company has the intent to sell the security or where the entire impairment is deemed by the Company to be credit-related, the entire impairment is recognized in the consolidated statement of income.

Effective with the adoption of FSP 115-2 the Company recognizes an OTTI loss in earnings for a debt security in an unrealized loss position when either (a) the Company has the intent to sell the debt security or (b) it is more likely than not the Company will be required to sell the debt security before its anticipated recovery. For all debt securities in unrealized loss positions that do not meet either of these two criteria, the Company analyzes the ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. If the net present value is less than the amortized cost of the investment, an OTTI loss is recorded. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the debt security prior to impairment. The Company’s estimates of projected future cash flows are driven by assumptions regarding probability of default and estimates regarding timing and amount of recoveries associated with a default. The Company develops these estimates using information based on historical experience, credit analysis of an investment, as mentioned above, and market observable data, such as industry analyst reports and forecasts, sector credit ratings and other data relevant to the collectability of the security. For mortgage-backed and asset-backed securities, cash flow estimates also include prepayment assumptions and other assumptions regarding the underlying collateral including default rates, recoveries and changes in value. The determination of the assumptions used in these projections requires the use of significant management judgment.

Prior to adoption of FSP 115-2 on April 1, 2009, if the Company believed the decline was “other than temporary,” the Company would write down the carrying value of the investment and record a realized loss in its consolidated statement of operations equal to the total difference between amortized cost and fair value at the impairment measurement date.

In periods subsequent to the recognition of an OTTI loss, the impaired debt security is accounted for as if it had been purchased on the measurement date of the impairment. Accordingly, the discount (or reduced premium) based on the new cost basis is accreted into net investment income in future periods based upon the amount and timing of expected future cash flows of the security, if the recoverable value of the investment based upon those cash flows is greater than the carrying value of the investment after the impairment.

The Company’s assessment of a decline in value includes management’s current assessment of the factors noted above. The Company also seeks advice from its outside investment managers. If that assessment changes in the future, the Company may ultimately record a loss after having originally concluded that the decline in value was temporary.

As part of its OTTI review process, management considers the nature of the investment, the cause for the impairment (interest or credit related), the severity (both as a percentage of book value and absolute dollars) and duration of the impairment, the severity of the impairment regardless of duration, and any other available evidence, such as discussions with investment advisors, volatility of the securities fair value and recent news reports when performing its assessment.

During the three and six months ended June 30, 2009, the Company recorded OTTI losses on fixed maturity securities as follows:

	Three Months Ended	Six Months Ended
	June 30, 2009
	(in thousands of U.S. dollars)
Total OTTI impairment losses	$(36,466)	$(54,912)
Less: Portion of OTTI loss recognized in OCI (before taxes)	(21,633)	(21,633)
Net impairment losses recognized in statements of operations	$(14,833)	$(33,279)

The following table presents a roll-forward of the credit loss component of the amortized cost of fixed maturity securities that the Company has written down for OTTI where the portion related to other factors was recognized in OCI.

(in thousands of U.S. dollars)	Three Months Ended June 30, 2009
Balance, beginning of period	$582
Additions for credit losses on securities for which an OTTI was not previously recognized:	14,833
Balance, end of period	$15,415

As of June 30, 2009, amounts, net of tax, in AOCI include $(37.6) million for securities for which we have recognized OTTI and $41.2 million for securities for which we have not recognized OTTI. As of December 31, 2008, substantially all of AOCI related to unrealized gains and losses on securities.

The following tables summarize, for all securities in an unrealized loss position as of June 30, 2009 and December 31, 2008, the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.

	As of June 30, 2009
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in millions of U.S. dollars)
U.S. government and agencies	$277.6	$(2.5)	$—	$—	$277.6	$(2.5)
Obligations of state and political subdivisions	94.9	(1.2)	332.3	(20.1)	427.2	(21.3)
Corporate securities	44.6	(4.7)	84.4	(6.1)	129.0	(10.8)
Mortgage-backed securities:
Residential mortgage-backed securities	140.2	(29.8)	17.2	(5.0)	157.4	(34.8)
Commercial mortgage-backed securities	74.3	(13.1)	104.6	(17.6)	178.9	(30.7)
Asset-backed securities	26.4	(0.4)	—	—	26.4	(0.4)
Foreign government securities	25.0	(0.2)	—	—	25.0	(0.2)
Preferred stock	—	—	—	—	—	—
Total	$683.0	$(51.9)	$538.5	$(48.8)	$1,221.5	$(100.7)

	As of December 31, 2008(1)
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in millions of U.S. dollars)
U.S. government and agencies	$8.0	$—	$—	$—	$8.0	$—
Obligations of state and political subdivisions	479.4	(28.7)	137.9	(22.7)	617.3	(51.4)
Corporate securities	105.6	(10.2)	14.2	(1.6)	119.8	(11.8)
Mortgage-backed securities
Residential mortgage-backed securities	46.4	(17.7)	38.2	(2.8)	84.6	(20.5)
Commercial mortgage-backed securities	135.0	(26.8)	36.2	(4.5)	171.2	(31.3)
Asset-backed securities	73.2	(7.2)	—	—	73.2	(7.2)
Foreign government securities	—	—	—	—	—	—
Preferred stock	12.4	(0.3)	—	—	12.4	(0.3)
Total	$860.0	$(90.9)	$226.5	$(31.6)	$1,086.5	$(122.5)

(1)          Reclassified to conform to the current period’s presentation.

The above unrealized loss balances are comprised of 175 and 218 fixed maturity securities as of June 30, 2009 and December 31, 2008, respectively. As of June 30, 2009, the Company’s gross unrealized loss position stood at $100.7 million compared to $122.5 million at December 31, 2008. The $21.8 million decrease in gross unrealized losses was primarily attributable to municipal securities, $30.1 million, and partially offset by an increase in gross unrealized losses in mortgage- and asset-backed securities, $6.9 million. The decrease in gross unrealized losses during the six months ended June 30, 2009 was related to the recovery of liquidity in the financial markets offset in part by a $62.2 million transition adjustment for adoption of FSP 115-2.

As of June 30, 2009, the Company had  95 securities in an unrealized loss position for greater than 12 months, representing a gross unrealized loss of $48.8 million. Of these securities, 27 securities had unrealized losses greater than 10% of book value. The total unrealized loss for these securities as of June 30, 2009 was $31.1 million. This unrealized loss is primarily attributable to the market illiquidity and volatility in the U.S. economy mentioned above and not specific to individual issuer credit. Except as noted below, the Company has recognized no other than temporary impairment losses.

The Company recognized $14.8 million and $33.3 million of other than temporary impairment losses substantially related to mortgage backed and corporate securities for the three and six months ended June 30, 2009, respectively. The 2009 OTTI represents the credit component of the changes in unrealized losses for impaired securities. The Company intends to hold these securities until there is a recovery in their value. The Company continues to monitor the value of these investments. Future events may result in further impairment of the Company’s investments. The Company continues to monitor the value of these investments. Future events may result in further impairment of the Company’s investments. The Company wrote down $0.3 million of investments for other than temporary impairment losses for the three- and six-month periods ended June 30, 2008.

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

Risk Management and Surveillance personnel are responsible for monitoring and reporting on all transactions in the insured portfolio, including exposures in both the Direct and Reinsurance segments. The primary objective of the surveillance process is to monitor trends and changes in transaction credit quality, detect any deterioration in credit quality, and recommend to management such remedial actions as may be necessary or appropriate. All transactions in the insured portfolio are risk rated, and surveillance personnel are responsible for adjusting those ratings to reflect changes in transaction credit quality. Surveillance personnel are also responsible for managing work-out and loss situations when necessary. For transactions where a loss is considered probable, surveillance personnel present analysis related to potential loss situations to a Reserve Committee. The Reserve Committee is made up of the Chief Executive Officer, Chief Financial Officer, President and Chief Operating Officer, Chief Actuary, Chief Surveillance Officer, General Counsel and Chief Accounting Officer. The Reserve Committee considers the information provided by surveillance personnel when setting reserves.

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

Below Investment Grade Credits

The Company’s surveillance department is responsible for monitoring our portfolio of credits and maintains a list of below investment grade (“BIG”) credits. The BIG credits are divided into three categories:

•                  Category 1 (below investment grade credit with no expected losses);

•                  Category 2 (below investment grade credit with a loss reserve established prior to an event of default);

•                  Category 3 (below investment grade credit with a loss reserve established and where an event of default has occurred or is imminent).

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

The following table provides financial guaranty net par outstanding by BIG category as of June 30, 2009 (dollars in millions):

	BIG Credits
	Category 1	Category 2	Category 3	Total
Number of policies	35	188	160	383
Remaining weighted-average contract period (in years)	17.3	13.3	11.3	12.5
Insured contractual payments outstanding:
Principal	$573.9	$1,604.8	$3,409.2	$5,588.0
Interest	197.9	918.4	1,365.9	2,482.2
Total	$771.9	$2,523.3	$4,775.1	$8,070.2
Gross reserves for loss and loss adjustment expenses	$0.1	$25.1	$326.7	$351.9
Less:
Gross potential recoveries	—	1.2	198.6	199.8
Discount, net	—	10.4	123.3	133.7
Net reserves for loss and loss adjustment expenses	$0.1	$13.4	$4.9	$18.4
Unearned premium reserves	$—	$4.6	$18.4	$23.0
Net reserves for loss and loss adjustment expenses reported in the balance sheet	$0.1	$8.8	$(13.5)	$(4.6)
Reinsurance recoverable	$—	$—	$(4.4)	$(4.4)

The Company’s loss adjustment expense reserves for mitigating claim liabilities were $1.7 million as of June 30, 2009.

In accordance with FAS 163, the above table includes financial guaranty contracts written in insurance form. It does not include financial guaranty contracts written in CDS form, mortgage guaranty insurance or the Company’s other lines of insurance.

The Company used weighted-average risk free discount rate of 2.3% to discount reserves for loss and loss adjustment expenses.

Overview of Significant Risk Management Activities

The Company insures various types of residential mortgage backed securitizations (“RMBS”). Such transactions may include obligations backed by closed-end first mortgage loans and closed and open-end second mortgage loans or home equity loans on one-to-four family residential properties, including condominiums and cooperative apartments. An RMBS transaction where the underlying collateral is comprised of revolving home equity lines of credit is generally referred to as a “HELOC” transaction. In general, the collateral supporting HELOC securitizations are second lien loans made to prime borrowers. As of June 30, 2009, Company had net par outstanding of $1.5 billion related to HELOC securitizations, of which $1.1 billion were written in the Company’s financial guaranty direct segment. As of June 30, 2009, of the $1.5 billion related to HELOC securitizations, the Company had net par outstanding of $1.3 billion for transactions with Countrywide, of which $1.0 billion were written in the Company’s financial guaranty direct segment (“direct Countrywide transactions” or “Countrywide 2005-J” and “Countrywide 2007-D”). As of December 31, 2008, the Company had net par outstanding of $1.7 billion related to HELOC securitizations, of which $1.5 billion were transactions with Countrywide.

The performance of our HELOC exposures deteriorated during 2007 and 2008 and the first six months of 2009 and transactions, particularly those originated in the period from 2005 through 2007, continue to perform below our original underwriting expectations. In accordance with our standard practices, during Second Quarter 2009 and Six Months 2009, the Company evaluated the most currently available information, including trends in delinquencies and charge-offs on the underlying loans, draw rates on the lines of credit, and the servicer’s ability to fulfill its contractual obligations including its obligation to fund additional draws. The key assumptions used in our analysis of potential case loss reserves on the direct Countrywide transactions are presented in the following table:

Key Variables
Constant payment rate (CPR)	3-month average, 6.83–10.92% as of June 30, 2009
Constant default rate (CDR)	6-month average CDR of approximately 17–21% used for our initial default projections, ramping down to a steady state CDR of 1.0%
Draw rate	3-month average, 0.76–1% as of June 30, 2009
Excess spread	250 bps per annum
Repurchases of Ineligible loans by Countrywide	$195.0 million; or approximately 8.1% of original pool balance of $2.4 billion
Loss Severity	100%

In recent periods, CDR, CPR, Draw Rates and delinquency percentages have fluctuated within ranges that we believe make it appropriate to use rolling averages to project future performance. Accordingly, the Company is using modeling assumptions that are based upon or which approximate recent actual historical performance to project future performance and potential losses. In the Second Quarter 2009 and Six Months 2009, consistent with FAS 163, the Company modeled and probability weighted a variety of potential time periods over which an elevated CDR may potentially occur.  Further, the Company also incorporated in its loss reserve estimates the possibility that in some of those scenarios the prepayment rates increase after the stressed CDR period, leading to lower recoveries through excess spread. The Company continues to model sensitivities around the results booked using a variety of CDR rates and stress periods as well as other modeling approaches including roll rates and hybrid roll rate/CDR methods. Additionally, the Company continues to perform a detailed review of the performing and non-performing loans in the securitizations to determine their compliance with the originators stated underwriting criteria.

As a result of this modeling and analysis, the Company incurred loss and loss adjustment expenses of $0.5 million and $(4.4) million for its direct Countrywide transactions during Second Quarter 2009 and Six Months 2009, respectively. The Company’s cumulative incurred loss and loss adjustment expenses on the direct Countrywide transactions as of June 30, 2009 were $93.8 million ($73.0 million after-tax). During 2009, the Company paid losses and loss adjustment expenses for its direct Countrywide transactions of $83.6 million, compared to $65.4 million paid during 2008.  The Company’s cumulative paid losses and loss adjustment expenses for its direct Countrywide transactions are $253.6 million as of June 30, 2009.  The Company expects to recover a significant amount of these paid losses through excess spread from future cash flows as well as funding of future draws and recoverables from breaches of representations and warranties with respect to the underlying collateral inappropriately included in the pool by the originator. The excess of paid losses and loss adjustment expenses over expected losses, including amounts related to these recoveries above, results in a net recovery of $159.7 million, which is included in “salvage recoverable” on the balance sheet as of June 30, 2009.

For the three months ended June 30, 2009, the Company incurred loss and loss adjustment expenses of $18.7 million for its HELOC exposures. Of this amount, $2.5 million related to the Company’s financial guaranty direct segment. The remaining $16.2 million of incurred loss and loss adjustment expenses related to the Company’s assumed HELOC exposures in its financial guaranty reinsurance segment.

For the six months ended June 30, 2009, the Company incurred loss and loss adjustment expenses of $37.4 million for its HELOC exposures. Of this amount, $2.4 million related to the Company’s financial guaranty direct segment. The remaining $34.9 million of incurred loss and loss adjustment expenses related to the Company’s assumed HELOC exposures in its financial guaranty reinsurance segment.

The ultimate performance of the Company’s HELOC transactions will depend on many factors, such as the level and timing of loan defaults, interest proceeds generated by the securitized loans, repayment speeds and changes in home prices, as well as the levels of credit support built into each transaction. Other factors also may have a material impact upon the ultimate performance of each transaction, including the ability of the seller and servicer to fulfill all of their contractual obligations including its obligation to fund future draws on lines of credit as well as the amount of benefit received from repurchases of ineligible loans by Countrywide. The variables affecting transaction performance are interrelated, difficult to predict and subject to considerable volatility. If actual results differ materially from any of our assumptions, the losses incurred could be materially different from our estimate. We continue to update our evaluation of these exposures as new information becomes available.

A summary of the Company’s exposure to these two transactions and their actual performance statistics through June 30, 2009 are as follows:

($ in millions)

	Countrywide 2005J		Countrywide 2007D
Original principal balance	$1,500		$900
Remaining principal balance	$461.0		$527.5
Cumulative losses (% of original principal balance)(1)	13.7%		21.2%
Total delinquencies (% of current balance)(2)	19.2%		15.2%
Average initial FICO score of borrowers(3)	709		712
Interest margin over prime(4)	2.0%		1.8%
Revolving period(5)	10		10
Repayment period(6)	15		15
Average draw rate(7)	1.0%		0.8%
Average constant payment rate(8)	6.8%		10.9%
Excess spread(9)	286	bps	275	bps
Expected collateral loss(10)	20.4%		36.0%

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

(6)   Time period (usually 10-20 years) in which the borrower must repay the funds withdrawn from the HELOC.

(7)  Represents the three-month average draw rate as of June 2009.

(8)  Represents the three-month average constant payment rate as of June 2009.

(9)  Excess spread during June 2009.

(10) Calculated using a weighted average basis.

Another type of RMBS transaction is generally referred to as “Subprime RMBS”. The collateral supporting such transactions is comprised of first-lien residential mortgage loans made to subprime borrowers. A “subprime borrower” is one considered to be a higher risk credit based on credit scores or other risk characteristics. As of June 30, 2009, we had net par outstanding of $918 million related to Subprime RMBS securitizations, of which $201 million is classified by us as Below Investment Grade risk. Of the total U.S. Subprime RMBS exposure of $918 million, $430 million is from transactions issued in the period from 2005 through 2007 and written in our direct financial guaranty segment. As of June 30, 2009, we had case reserves of $14.3 million related to our $918 million U.S. Subprime RMBS exposure, of which $3.7 million were related to our $430 million exposure in the direct financial guaranty segment for transactions issued from 2005 through 2007.

The problems affecting the subprime mortgage market have been widely reported, with rising delinquencies, defaults and foreclosures negatively impacting the performance of Subprime RMBS transactions. Those concerns relate primarily to Subprime RMBS issued in the period from 2005 through 2007. The $430 million exposure that we have to such transactions in our direct financial guaranty segment benefits from various structural protections, including credit enhancement that on average currently equals approximately 42% of the remaining principal balance of the transactions.

We also have exposure of $380 million to Closed-End Second (“CES”) RMBS transactions, of which $371 million is in the direct segment. The collateral supporting such transactions is comprised of second-lien residential mortgage loans that generally accrue interest at a fixed rate and can be amortized for periods usually up to 15 years; at the end of a loan's term, a balloon payment is typically due.  As with other types of RMBS, we have seen significant deterioration in the performance of our CES transactions. On four transactions that had exposure of $320 million, as of June 30, 2009, we have seen a significant increase in delinquencies and collateral losses, which resulted in erosion of the Company’s credit enhancement and the payment of claims totaling $24.0 million. Based on the Company’s analysis of these transaction and their projected collateral losses, the Company had case reserves of $36.4 million as of June 30, 2009.

Another type of RMBS transaction is generally referred to as “Alt-A RMBS”. The collateral supporting such transactions is comprised of first-lien residential mortgage loans made to prime quality borrowers that lack certain ancillary characteristics that would make them prime. Included in this category is Alt-A Option ARMs, which include transactions where 66% or more of the collateral is comprised of mortgage loans that have the potential to negatively amortize. As of June 30, 2009, the Company had  net par outstanding of $1.4 billion related to Alt-A RMBS securitizations. Of that amount, $1.3 billion is from transactions issued in the period from 2005 through 2007 and written in the Company’s financial guaranty direct segment. As of June 30, 2009, the Company had case reserves of $16.2 million for Alt-A and $19.3 million for Option-ARM related to its $1.4 billion Alt-A/Option ARM RMBS exposure, in the financial guaranty direct and reinsurance segments.

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

The Company has exposure on two life insurance reserve securitization transactions based on two discrete blocks of individual life insurance business reinsured by Scottish Re (U.S.) Inc. (“Scottish Re”). The two transactions relate to Ballantyne Re p.l.c. (“Ballantyne”) (gross exposure of $500 million) and Orkney Re II, p.l.c. (“Orkney II”) (gross exposure of $423 million). Under both transactions, monies raised through the issuance of the insured notes support present and future U.S. statutory life insurance reserve requirements. The monies were invested at inception of each transaction in accounts managed by a large, well-known investment manager. However, those investment accounts have incurred substantial mark-to-market losses since mid-year 2007, principally as a result of their exposure to subprime and Alt-A RMBS transactions. Largely as a result of these mark-to-market losses, both we and the rating agencies have downgraded our exposure to both Ballantyne and Orkney II to below investment grade. As regards the Ballantyne transaction, the Company is working with the directing guarantor, who has insured exposure of $900 million, to remediate the risk. On the Orkney Re II transaction, the Company, as the directing financial guarantor, is taking remedial action. There can be no assurance that any such remedial action will be effective.

Some credit losses have been realized on the securities in the Ballantyne and Orkney Re II portfolios and significant additional credit losses are expected to occur. Performance of the underlying blocks of life insurance business thus far generally has been in accordance with expectations. Adverse investment experience has led the Company to fund interest shortfalls which, except under its most severe loss projections, it expects to be repaid. Additionally, the transactions also contain features linked to the market values of the invested assets, reserve funding requirements on the underlying blocks of life insurance business, and minimum capital requirements for the transactions themselves that may trigger a shut off of interest payments to the insured notes and thereby result in claim payments by the Company.

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

In order for the Company to incur an ultimate net loss on these transactions, adverse experience on the underlying block of life insurance policies and/or credit losses in the investment portfolio would need to exceed the level of credit enhancement built into the transaction structures. Based on its analysis of the information currently available, including estimates of future investment performance, projected credit impairments on the invested assets and performance of the blocks of life insurance business at June 30, 2009, the Company’s case reserve is now $30.9 million for the Ballantyne transaction. The Company has not established a case loss reserve for the Orkney Re II transaction due to the fact that modeled loss scenarios project sufficient cash flows from the investment and life insurance activities so that the Company does not suffer an ultimate loss in excess of its unearned premium reserve as of June 30, 2009.

On December 19, 2008, the Company sued J.P. Morgan Investment Management Inc. (“JPMIM”), the investment manager in the Orkney II transaction, in New York Supreme Court alleging that JPMIM engaged in breaches of fiduciary duty, gross negligence and breaches of contract based upon its handling of the investments of Orkney Re II. On May 13, 2009, the Company filed a First Amended Complaint, additionally asserting the same claims in the name of Orkney II.  JPMIM has filed a motion to dismiss the First Amended Complaint.  The court has not yet acted upon the motion.

The Company has exposure to a public finance transaction for sewer service in Jefferson County, Alabama through several reinsurance treaties. The Company’s total exposure to this transaction is approximately $455 million as of June 30, 2009. The Company has made debt service payments during the year and expects to make additional payments in the near term. Through our cedants, the Company is currently in discussions with the bond issuer to structure a solution, which may result in some or all of these payments being recoverable. The Company’s loss and loss adjustment expense reserve as of June 30, 2009 is $0.9 million and the Company has incurred cumulative loss and loss adjustment expenses of $26.3 million through June 30, 2009.

8.  Analysis of premiums written, premiums earned and loss and loss adjustment expenses

The Company enters into reinsurance agreements with non-affiliated companies to limit its exposure to risk on an on-going basis. In the event that any or all of the reinsurers are unable to meet their obligations, the Company would be liable for such defaulted amounts. Direct, assumed, and ceded premium and loss and loss adjustment expense amounts for three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands of U.S. dollars)
Premiums Written
Direct	$137,560	$197,766	$277,640	$344,175
Assumed	3,504	48,010	98,182	77,403
Ceded	939	(5,107)	977	(11,217)
Net	$142,003	$240,669	$376,799	$410,361

Premiums Earned
Direct	$30,883	$21,681	$137,346	$39,648
Assumed	47,380	31,990	94,308	62,917
Ceded	371	(1,986)	(4,574)	(4,047)
Net	$78,634	$51,685	$227,080	$98,518

Loss and Loss Adjustment Expenses
Direct	$28,932	$28,216	$43,998	$64,131
Assumed	6,559	9,838	73,787	28,866
Ceded	2,539	71	(1)	266
Net	$38,030	$38,125	$117,784	$93,263

Total net written premiums for Second Quarter 2009 and Six Months 2009 were $142.0 million and $376.8 million, respectively, compared with $240.7 million and $410.4 million for Second Quarter 2008 and Six Months 2008, respectively.

Direct written premiums decreased $60.2 million in Second Quarter 2009 compared with Second Quarter 2008 primarily attributable to our U.S. public finance business, which generated $120.9 million of direct written premium in Second Quarter 2009 compared with $183.2 million during Second Quarter 2008.  Partially offsetting this decrease was a $3.4 million increase in U.S. structured finance business premium.  Direct written premiums decreased $66.5 million in Six Months 2009 compared with Six Months 2008 primarily due to a $47.2 million decrease in U.S. public finance business.  Additionally, there was a reduction of our U.S. structured finance and international business of $9.3 million and $10.0 million for Six Months 2009 compared with Six Months 2008, as a result of changes in market conditions.

Assumed written premiums decreased to $3.5 million in Second Quarter 2009 compared with $48.0 million in Second Quarter 2008, as the prior year included large facultative cessions, mainly as a result of a portfolio assumption of $14.8 million in premium from one of our cedants.  We did not have any portfolio assumptions in Second Quarter 2009.

Total net premiums earned for Second Quarter 2009 were $78.6 million compared with $51.7 million for Second Quarter 2008, while net premiums earned for Six Months 2009 were $227.1 million compared with $98.5 million for Six Months 2008.

Direct earned premiums increased $9.2 million, to $30.9 million for Second Quarter 2009 compared with $21.7 million for Second Quarter 2008, reflecting the continued growth of our direct book of business. Direct earned premiums increased $97.7 million to $137.3 million for Six Months 2009 compared with $39.6 million for Second Quarter 2008.  This increase is principally attributable to accelerated premiums earned of $73.6 million during the three months ended March 31, 2009 resulting from early contract terminations in the financial guaranty direct segment and to the continued growth of the Company’s in-force book of business. Second Quarter 2009 and Six Months earned premiums include $5.5 million and $10.8 million, respectively, related to the accretion of discount on future financial guaranty installment premiums as the result of the implementation of FAS 163 effective January 1, 2009. The Second Quarter 2009, Six Months 2009, Second Quarter 2008 and Six Months 2008 did not have any direct earned premiums from public finance refundings.  Public finance refundings reflect the unscheduled pre-payment or refundings of underlying municipal bonds.  Also contributing to the Company’s increase in net premiums earned was the financial guaranty reinsurance segment, which increased $17.8 million in Second Quarter 2009 compared to Second Quarter 2008. This increase was mainly due to an increase in refundings of $6.2 million, as well as $11.8 million of accelerated premiums earned related to an assumed exposure that was extinguished.  Offsetting these increases were decreases of $0.5 million and $1.5 million for the three- and six-month periods ended June 30, 2009, respectively, in net premiums earned in the mortgage segment due to run-off.

Assumed premiums earned increased $31.4 million ($0.9 million decrease excluding refundings) in Six Months 2009 compared with Six Months 2008 primarily due to $6.5 million generated in Six Months 2009 from the portfolio assumed from CIFG in January 2009.

Total loss and loss adjustment expenses were $38.0 million and $38.1 million for Second Quarter 2009 and Second Quarter 2008, respectively. Second Quarter 2009 loss and LAE was primarily related to reserve increase for RMBS transactions in both the financial guaranty direct and reinsurance segments. Second Quarter 2008 included an increase in case reserves in the financial guaranty direct segment of $31.2 million, related to the Company’s CES and HELOC exposures. Additionally, loss and loss adjustment expenses in the financial guaranty reinsurance segment were $11.3 million, including a $7.7 million increase in case reserves and $9.9 million of paid losses related predominantly to our HELOC exposures. The Second Quarter 2008 also included a decrease in portfolio reserves of $5.9 million, associated with exposures where a case reserve was established.

Total loss and LAE were $117.8 million and $93.3 million for Six Months 2009 and Six Months 2008, respectively.  Loss and LAE for Six Months 2009 was primarily related to reserve increase for RMBS transactions in both the financial guaranty direct and reinsurance segments. In addition to Second Quarter 2008 activity, assumed loss and LAE for Six Months 2008 in the financial guaranty direct segment included an increase in portfolio reserves of $35.7 million mainly attributable to our HELOC and other RMBS exposures driven by internal ratings downgrades. In the financial guaranty reinsurance segment, Six Months 2008 included the Second Quarter 2008 activity discussed above, as well as increases to case and portfolio reserves of $9.7 million and $7.4 million, respectively, mainly related to our U.S. RMBS and HELOC exposures.

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

Reinsurance recoverable on ceded losses and LAE as of June 30, 2009 and December 31, 2008 were $4.5 million and $6.5 million, respectively and are mainly related to the Company’s other segment.  In the event that any or all of the reinsurers are unable to meet their obligations, the Company would be liable for such defaulted amounts.

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

Litigation Involving Assured Guaranty Mortgage Insurance Company

Effective January 1, 2004, Assured Guaranty Mortgage Insurance Company (“AGMIC”) reinsured a private mortgage insurer (the “Reinsured”) under a Mortgage Insurance Stop Loss Excess of Loss Reinsurance Agreement (the “Agreement”).  Under the Agreement, AGMIC agreed to cover the Reinsured’s aggregate mortgage guaranty insurance losses in excess of a $25 million retention and subject to a $95 million limit.  Coverage under the Agreement was triggered only when the Reinsured’s: (1) combined loss ratio exceeded 100%; and (2) risk to capital ratio exceeded 25 to 1, according to insurance statutory accounting.  In April 2008, AGMIC notified the Reinsured it was terminating the Agreement because of the Reinsured’s breach of the terms of the Agreement.  This matter went to arbitration and on June 4, 2009, the arbitration panel issued a Final Interim Award with respect to this Agreement in which the majority of the panel concluded that the Reinsured breached a covenant in the Agreement. AGMIC and the Reinsured executed a final settlement agreement on June 17, 2009 to settle the matter in full in exchange for a payment by AGMIC to the reinsured of $10 million. The final settlement agreement resolves all disputes between the parties and concludes all remaining rights and obligations of the parties under the Agreement.

Litigation Involving FSAH and its Subsidiaries

As noted above, on July 1, 2009 the Company completed the acquisition of FSAH pursuant to the purchase agreement, dated as of November 14, 2008, between the Company, Dexia Holdings and DCL. FSAH is the parent of FSA.

The following is a description of legal proceedings involving FSAH and its subsidiaries.  Although the Company did not acquire FSAH’s former financial products business, which included FSAH’s former guaranteed investment contract business and medium-term note and leveraged tax lease businesses, certain legal proceedings relating to those businesses are against entities which the Company did acquire.  Pursuant to an indemnification agreement entered into among FSA, DCL and Dexia in connection with the acquisition of FSAH, each of DCL and Dexia, jointly and severally, has agreed to indemnify FSA and its affiliates against any liability arising out of the proceedings described under “—Proceedings Related to FSAH’s Former Financial Products Business” below.

FSAH and FSA have received various regulatory inquiries and requests for information regarding a variety of subjects. These include (i) subpoenas duces tecum and interrogatories from the State of Connecticut Attorney General and the Attorney General of the State of California related to antitrust concerns associated with the methodologies used by rating agencies for determining the credit rating of municipal debt, including a proposal by Moody’s to assign corporate equivalent ratings to municipal obligations, and the their communications with rating agencies and (ii) subpoenas duces tecum and interrogatories from the Attorney General of the States of Connecticut and West Virginia and antitrust civil investigative demands from the Attorney General of the State of Florida relating to their investigations of alleged bid rigging of municipal GICs.  FSAH has satisfied or is in the process of satisfying such requests. FSAH may receive additional inquiries from these or other regulators and expects to provide additional information to such regulators regarding their inquiries in the future.

Proceedings Related to FSAH’s Former Financial Products Business

In November 2006, (i) FSAH received a subpoena from the Antitrust Division of the DOJ issued in connection with an ongoing criminal investigation of bid rigging of awards of municipal GICs and other municipal derivatives and (ii) FSA received a subpoena from the SEC related to an ongoing industry-wide investigation concerning the bidding of municipal GICs and other municipal derivatives. Pursuant to the subpoenas FSAH has furnished to the DOJ and SEC records and other information with respect to FSAH’s municipal GIC business. On February 4, 2008, FSAH received a “Wells Notice” from the staff of the Philadelphia Regional Office of the SEC relating to the foregoing matter. The Wells Notice indicates that the SEC staff is considering recommending that the SEC authorize the staff to bring a civil injunctive action and/or institute administrative proceedings against FSAH, alleging violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder and Section 17(a) of the Securities Act. FSAH has had ongoing discussions with the DOJ and the SEC. The ultimate loss that may arise from these investigations remains uncertain.

During 2008 nine putative class action lawsuits were filed in federal court alleging federal antitrust violations in the municipal derivatives industry, seeking damages and alleging, among other things, a conspiracy to fix the pricing of, and manipulate bids for, municipal derivatives, including GICs. These cases have been coordinated and consolidated for pretrial proceedings in the U.S. District Court for the Southern District of New York as MDL 1950, In re Municipal Derivatives Antitrust Litigation, Case No. 1:08-cv-2516 (“MDL 1950”). Five of these cases name both FSAH and FSA: (a) Hinds County, Mississippi v. Wachovia Bank, N.A. (filed on or about March 13, 2008); (b) Fairfax County, Virginia v. Wachovia Bank, N.A. (filed on or about March 12, 2008); (c) Central Bucks School District, Pennsylvania v. Wachovia Bank N.A. (filed on or about June 4, 2008); (d) Mayor & City Counsel of Baltimore, Maryland v. Wachovia Bank N.A. (filed on or about July 3, 2008); and (e) Washington County, Tennessee v. Wachovia Bank N.A. (filed on or about July 14, 2008). Four of the cases name only FSAH and also allege that the defendants violated state antitrust law and common law by engaging in illegal bid-rigging and market allocation, thereby depriving the cities of competition in the awarding of GICs and ultimately resulting in the cities paying higher fees for these products: (a) City of Oakland, California, v. AIG Financial Products Corp. (filed on or about April 23, 2008); (b) County of Alameda, California v. AIG Financial Products Corp. (filed on or about July 8, 2008); (c) City of Fresno, California v. AIG Financial Products Corp. (filed on or about July 17, 2008); and (d) Fresno County Financing Authority v. AIG Financial Products Corp. (filed on or about December 24, 2008).

The MDL 1950 court has determined that it will handle federal claims alleged in the consolidated class action complaint before addressing state claims. In April 2009, the MDL 1950 court granted the defendants’ motion to dismiss on the federal claims, but granted leave for the plaintiffs to file a second amended complaint. On June 18, 2009, interim lead plaintiffs’ counsel filed a Second Consolidated Amended Class Action Complaint. The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys’ fees and other costs. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits; although the Second Consolidated Amended Class Action Complaint currently describes some of FSAH’s and FSA’s activities, it does not name those entities as defendants.

FSAH and FSA also are named in five non-class action lawsuits originally filed in the California Superior Courts alleging violations of California law related to the municipal derivatives industry:

(a)   City of Los Angeles v. Bank of America, N.A. (filed on or about July 23, 2008 in the Superior Court of the State of California in and for the County of Los Angeles, Case No. BC 394944, removed to the U.S. District Court for the Central District of California (“C.D. Cal.”) as Case No. 2:08-cv-5574, transferred to S.D.N.Y. as Case No. 1:08-cv-10351);

(b)   City of Stockton v. Bank of America, N.A. (filed on or about July 23, 2008 in the Superior Court of the State of California in and for the County of San Francisco, Case No. CGC-08-477851, removed to the N.D. Cal. as Case No. 3:08-cv-4060, transferred to S.D.N.Y. as Case No. 1:08-cv-10350);

(c)   County of San Diego v. Bank of America, N.A. (filed on or about August 28, 2008 in the Superior Court of the State of California in and for the County of Los Angeles, Case No. SC 99566, removed to C.D. Cal. as Case No. 2:08-cv-6283, transferred to S.D.N.Y. as Case No. 1:09-cv-1195);

(d)   County of San Mateo v. Bank of America, N.A. (filed on or about October 7, 2008 in the Superior Court of the State of California in and for the County of San Francisco, Case No. CGC-08-480664, removed to N.D. Cal. as Case No. 3:08-cv-4751, transferred to S.D.N.Y. as Case No. 1:09-cv-1196); and

(e)   County of Contra Costa v. Bank of America, N.A. (filed on or about October 8, 2008 in the Superior Court of the State of California in and for the County of San Francisco, Case No. CGC-08-480733, removed to N.D. Cal. as Case No. 3:08-cv-4752, transferred to S.D.N.Y. as Case No. 1:09-cv-1197).

These cases have been transferred to the S.D.N.Y. and consolidated with MDL 1950 for pretrial proceedings. The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys’ fees, costs and other expenses. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits.

Proceedings Relating to FSAH’s Financial Guaranty Business

In December 2008 and January 2009, FSA and various other financial guarantors were named in three complaints filed in the Superior Court, San Francisco County: (a) City of Los Angeles Department of Water and Power v. Ambac Financial Group et. al (filed on or about December 31, 2008), Case No. CG-08-483689; Sacramento Municipal Utility District v. Ambac Financial Group et. al (filed on or about December 31, 2008), Case No. CGC-08-483691; and (c) City of Sacramento v. Ambac Financial Group Inc. et. al (filed on or about January 6, 2009), Case No. CGC-09-483862. These complaints alleged participation in a conspiracy in violation of California’s antitrust laws to maintain a dual credit rating scale that misstated the credit default risk of municipal bond issuers and created market demand for municipal bond insurance and participation in risky financial transactions in other lines of business that damaged each bond insurer’s financial condition (thereby undermining the value of each of their guaranties), and a failure to adequately disclose the impact of those transactions on their financial condition. These latter allegations form the predicate for five separate causes of action against each of the Insurers: breach of contract, breach of the covenant of good faith and fair dealing, fraud, negligence, and negligent misrepresentation. The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys’ fees, costs and other expenses. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits.

In August 2008 a number of financial institutions and other parties, including FSA, were named as defendants in a civil action brought in the circuit court of Jefferson County, Alabama relating to the County’s problems meeting its debt obligations on its $3.2 billion sewer debt: Charles E. Wilson vs. JPMorgan Chase & Co et al (filed on or about August 8, 2008 in the Circuit Court of Jefferson County, Alabama), Case No. 01-CV-2008-901907.00, a putative class action. The action was brought on behalf of rate payers, tax payers and citizens residing in Jefferson County, and alleges conspiracy and fraud in connection with the issuance of the County’s debt. The complaint in this lawsuit seeks unspecified monetary damages, interest, attorneys’ fees and other costs. The Company cannot reasonably estimate the possible loss or range of loss that may arise from this lawsuit.

Real Estate Lease

The Company and its subsidiaries are party to various lease agreements. In June 2008, the Company’s subsidiary, AGC, entered into a new five-year lease agreement for New York office space. Future minimum annual payments of $5.3 million for the first twelve month period and $5.7 million for subsequent twelve month periods commenced October 1, 2008 and are subject to escalation in building operating costs and real estate taxes. As a result of the FSAH acquisition, during Second Quarter 2009 the Company decided not to occupy the office space described above and subleased it to two tenants for total minimum annual payments of approximately $3.7 million until October 2013 . AGC wrote off related leasehold improvements and recorded a pre-tax loss on the sublease of $11.7 million, which is included in FSAH acquisition-related expenses and other liabilities in the unaudited consolidated income statements and balance sheets, respectively.

Reinsurance

The Company is party to reinsurance agreements with other monoline financial guaranty insurance companies. The Company’s facultative and treaty agreements are generally subject to termination (i) upon written notice (ranging from 90 to 120 days) prior to the specified deadline for renewal, (ii) at the option of the primary insurer if the Company fails to maintain certain financial, regulatory and rating agency criteria which are equivalent to or more stringent than those the Company is otherwise required to maintain for its own compliance with state mandated insurance laws and to maintain a specified financial strength rating for the particular insurance subsidiary or (iii) upon certain changes of control of the Company. Upon termination under the conditions set forth in (ii) and (iii) above, the Company may be required (under some of its reinsurance agreements) to return to the primary insurer all statutory unearned premiums, less ceding commissions, attributable to reinsurance ceded pursuant to such agreements after which the Company would be released from liability with respect to the ceded business. Upon the occurrence of the conditions set forth in (ii) above, whether or not an agreement is terminated, the Company may be required to obtain a letter of credit or alternative form of security to collateralize its obligation to perform under such agreement or it may be obligated to increase the level of ceding commission paid.

10.  Long-Term Debt and Credit Facilities

The carrying value of long-term debt was as follows:

	As of
(dollars in millions)	June 30, 2009	December 31, 2008

7.0% Senior Notes	$197,461	$197,443
8.50% Senior Notes	169,732	—
Series A Enhanced Junior Subordinated Debentures	149,781	149,767
Total long-term debt	$516,974	$347,210

The Company’s unaudited interim consolidated financial statements include long-term debt and related interest expense, which was used to fund the Company’s insurance operations and acquisition of FSAH on July 1, 2009, as described below.

7.0% Senior Notes

AGUS issued $200.0 million of 7.0% Senior Notes due 2034 for net proceeds of $197.3 million. The proceeds of the offering were used to repay substantially all of a $200.0 million promissory note issued to a subsidiary of ACE in April 2004 as part of the IPO-related formation transactions. The coupon on the Senior Notes is 7.0%, however, the effective rate is approximately 6.4%, taking into account the effect of a cash flow hedge executed by the Company in March 2004, the term of which matches that of the Senior Notes. The Company recorded interest expense of $3.3 million, including $0.2 million of amortized gain on the cash flow hedge, for both Second Quarter 2009 and Second Quarter 2008. The Company recorded interest expense of $6.7 million, including $0.3 million of amortized gain on the cash flow hedge, for both Six Months 2009 and Six Months 2008. These Senior Notes are fully and unconditionally guaranteed by Assured Guaranty Ltd.

8.50% Senior Notes

On June 24, 2009, the Company along with its wholly-owned subsidiary, AGUS, issued 3,450,000 Equity Units for gross proceeds of $172.5 million in a publicly registered offering. Each Equity Unit consists of (i) a purchase contract (the “Purchase Contract”) requiring the counterparty to purchase from the Company for $50 between 3.8685 and 4.5455 common shares of Assured Guaranty Ltd. on June 1, 2012, the actual number of shares to be determined based on the average closing price of the Assured Guaranty Ltd’s common shares over the 20-trading day period ending three trading days prior to June 1, 2012 and (ii) notes (the “Notes”) issued by AGUS, initially bearing interest at a rate of 8.50% per annum, payable quarterly, maturing on June 1, 2014, subject to a mandatory remarketing in which the rate of interest, periodicity of payments, maturity date and certain other terms may be modified.

The purchase price was allocated between the Notes and the Purchase Contracts based on their relative fair values as of the offering date. The fair value of the Notes and the Purchase Contracts was determined to be $49.19 (per 1/20th ownership interest) and $0.81, respectively at the date of issuance. The allocation was based on the determination that a new-issue, three-year senior debt would be priced at par if it yielded 9.13%,

The Notes

•                  Face Amount of the Notes: Each Note has a face amount of $1,000 and each Equity Unit represents a 1/20th ownership interest in a $1,000 face amount Note plus an obligation under the Purchase Contract as described more fully below,

•                  Interest Rate on the Notes: Each Note initially bears interest at a rate of 8.50% per annum on the face amount, payable quarterly, and subject to reset upon a successful remarketing,

•                  Remarketing of the Notes: The Notes are required to be remarketed on a date chosen by the Company occurring after December 1, 2011 and prior to May 1, 2012 (or if not remarketed during this period, then the Notes will be remarketed on the final remarketing date as specified in the Notes indenture). At the remarketing, terms of the Notes including the interest rate, tenor and covenants will be modified at the discretion of a remarketing agent selected by the Company such that the proceeds generated from the remarketing will be sufficient to repay par plus accrued interest to those holders participating in the remarketing on June 1, 2012 plus fees payable to the remarketing agent,

•                  Maturity of the Notes:  The Notes mature on June 1, 2014, unless the maturity date is extended during the Remarketing. In no event may the maturity date be extended beyond June 1, 2039,

•                  Holder Put Right:  Holders of the Notes may exercise their put right only upon a failed final remarketing for the face amount plus accrued interest,

•                  Ranking: The Notes are senior, unsecured obligations of AGUS and are guaranteed by the Company. The ranking may not be modified as part of the remarketing.

The Purchase Contracts

•                  Parties to the Purchase Contract:  Under the Purchase Contract, The Company is required on the Contract Settlement Date to deliver shares equal to the settlement rate to counterparties in exchange for a cash payment equal to the purchase price from the counterparties.

•                  Settlement Rate:  The number of the Company’s common shares is calculated as follows:

1.               If Applicable Market Value > $12.93 (the “Threshold Appreciation Price”): If the average closing price per share for the 20 trading day period immediately preceding the Purchase Contract Settlement Date (such average being the “Applicable Market Value”) exceeds the Threshold Appreciation Price, the Settlement Rate will be 3.8685 shares,

2.               If Applicable Market Value < $11.00 (the “Reference Price”): If the Applicable Market Value is less than or equal to the Reference Price, the Settlement Rate will be 4.5455 shares,

3.               Reference Price < Applicable Market Value < Threshold Appreciation Price: If the Applicable Market Value is between the Reference Price and Threshold Appreciation Price, the Settlement Rate will be equal to the quotient of $50.00 and the Applicable Market Value.

•                  Contract Settlement Date:  June 1, 2012. Counterparties to the Purchase Contract may elect to settle Purchase Contracts prior to the Contract Settlement Date by delivering the purchase price to the Company in exchange for the minimum Settlement Rate of 3.8685 shares, regardless of the Applicable Market Value at the time of early settlement.

•                  Counterparty Collateral requirements:  At all times, a counterparty is required to maintain collateral with the designated collateral agent securing the counterparty’s obligation to deliver the purchase price under the Purchase Contracts on the Contract Settlement Date. If a counterparty holds Notes, such Notes will be posted as collateral (such arrangement referred to as “Corporate Units”). If a counterparty does not hold Notes, it will be required to post specified zero coupon, U.S. Treasury securities (such arrangement referred to as Treasury Units). Notwithstanding the posting of collateral, counterparty’s obligation to pay the Purchase Price will be with full recourse to such counterparty.

•                  Adjustment Events: Upon the occurrence of specified events (including changes in dividend policy and certain other corporate actions), the Reference Price, Threshold Appreciation Price and Settlement Ratio will be adjusted in a manner designed to preserve the fair value of the Purchase Contracts immediately prior to such specified events for both the Company and counterparty. Generally, the nature of these adjustments is designed to protect both parties against dilutive events.

The Company recorded interest expense related to the 8.50% Senior Notes of $0.7 million and $0.7 million for Second Quarter 2009 and Six Months 2009, respectively.

Series A Enhanced Junior Subordinated Debentures

On December 20, 2006, AGUS issued $150.0 million of Series A Enhanced Junior Subordinated Debentures (the “Debentures”) due 2066 for net proceeds of $149.7 million. The proceeds of the offering were used to repurchase 5,692,599 of Assured Guaranty Ltd.’s common shares from ACE Bermuda Insurance Ltd., a subsidiary of ACE. The Debentures pay a fixed 6.40% rate of interest until December 15, 2016, and thereafter pay a floating rate of interest, reset quarterly, at a rate equal to 3 month LIBOR plus a margin equal to 2.38%. AGUS may elect at one or more times to defer payment of interest for one or more consecutive periods for up to ten years. Any unpaid interest bears interest at the then applicable rate. AGUS may not defer interest past the maturity date. The Company recorded interest expense of $2.5 million for both Second Quarter 2009 and Second Quarter 2008 and $4.9 million for both Six Months 2009 and Six Months 2008, respectively. These Debentures are guaranteed on a junior subordinated basis by Assured Guaranty Ltd.

Credit Facilities

2006 Credit Facility

On November 6, 2006, Assured Guaranty Ltd. and certain of its subsidiaries entered into a $300.0 million five-year unsecured revolving credit facility (the “2006 credit facility”) with a syndicate of banks. Under the 2006 credit facility, each of AGC, AG(UK), AG Re, AGRO and Assured Guaranty Ltd. are entitled to request the banks to make loans to such borrower or to request that letters of credit be issued for the account of such borrower.

Of the $300.0 million available to be borrowed, no more than $100.0 million may be borrowed by Assured Guaranty Ltd., AG Re or AGRO, individually or in the aggregate, and no more than $20.0 million may be borrowed by AG(UK). The stated amount of all outstanding letters of credit and the amount of all unpaid drawings in respect of all letters of credit cannot, in the aggregate, exceed $100.0 million.

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

At the closing of the 2006 credit facility, (i) AGC guaranteed the obligations of AG(UK) under such facility, (ii) Assured Guaranty Ltd. guaranteed the obligations of AG Re and AGRO under such facility and agreed that, if the Company Consolidated Assets (as defined in the related credit agreement) of AGC and its subsidiaries were to fall below $1.2 billion, it would, within 15 days, guarantee the obligations of AGC and AG(UK) under such facility, (iii) Assured Guaranty Overseas US Holdings Inc., guaranteed the obligations of Assured Guaranty Ltd., AG Re and AGRO under such facility and (iv) each of AG Re and AGRO guarantees the other as well as Assured Guaranty Ltd.

The 2006 credit facility’s financial covenants require that Assured Guaranty Ltd. (a) maintain a minimum net worth of seventy-five percent (75%) of the Consolidated Net Worth of Assured Guaranty Ltd. as of the most recent fiscal quarter of Assured Guaranty Ltd. prior to November 6, 2006 and (b) maintain a maximum debt-to-capital ratio of 30%. In addition, the 2006 credit facility requires that AGC maintain qualified statutory capital of at least 75% of its statutory capital as of the fiscal quarter prior to November 6, 2006. Furthermore, the 2006 credit facility contains restrictions on Assured Guaranty Ltd. and its subsidiaries, including, among other things, in respect of their ability to incur debt, permit liens, become liable in respect of guaranties, make loans or investments, pay dividends or make distributions, dissolve or become party to a merger, consolidation or acquisition, dispose of assets or enter into affiliate transactions. Most of these restrictions are subject to certain minimum thresholds and exceptions. The 2006 credit facility has customary events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, bankruptcy or insolvency proceedings, change of control and cross-default to other debt agreements. A default by one borrower will give rise to a right of the lenders to terminate the facility and accelerate all amounts then outstanding. As of June 30, 2009 and December 31, 2008, Assured Guaranty was in compliance with all of those financial covenants.

As of June 30, 2009 and December 31, 2008, no amounts were outstanding under this facility nor have there been any borrowings under this facility.

Letters of credit totaling approximately $2.9 million remained outstanding as of June 30, 2009 and December 31, 2008, respectively,  discussed in Note 9.

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

As of June 30, 2009 and December 31, 2008, no amounts were outstanding under this facility nor have there been any borrowings under the life of this facility.

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

During Second Quarter 2009 and Second Quarter 2008, AGC incurred $1.9 million and $1.7 million, respectively, of put option premiums which are an on-going expense. During Six Months 2009 and Six Months 2008, AGC incurred $3.3 million and $2.5 million, respectively, of put option premiums which are an on-going expense. The increase in Six Months 2009 compared to the respective periods in 2008 was due to the increase in annualized rates from One-Month LIBOR plus 110 basis points to One-Month LIBOR plus 250 basis points as a result of the failed auction process in April 2008. These expenses are presented in the Company’s unaudited interim consolidated statements of operations and comprehensive income under other expenses.

The CCS Securities had a fair value of $10.2 million (see Note 5) and $51.1 million as of June 30, 2009 and December 31, 2008, respectively, and a change in fair value during Second Quarter 2009 and Six Months 2009 of $(60.6) million and $(40.9) million, respectively, which are recorded in the consolidated balance sheets in other assets and the unaudited interim consolidated statements of operations and comprehensive income in fair value gain (loss) on committed capital securities, respectively. The change in fair value during Second Quarter 2008 and Six Months 2008 of $8.9 million and $17.4 million, respectively.

Guarantee of FSAH’s Debt

On July 20, 2009, Assured Guaranty Ltd.  announced that the Company would fully and unconditionally guarantee the following three series of FSAH debt obligations consisting of: 1) $100.0 million of 6-7/8% Notes due December 15, 2101, 2) $230.0 million principal amount of 6.25% Notes due November 1, 2102, and 3) $100.0 million principal amount of 5.60% Notes due July 15, 2103. The Company also would guarantee, on a junior subordinated basis, the $300 million of FSAH’s outstanding Junior Subordinated Debentures due 2066.

11. Employee Benefit Plans

Share-Based Compensation

Share-based compensation expense in Second Quarter 2009 and Second Quarter 2008 was $1.6 million ($1.2 million after tax) and $2.0 million ($1.5 million after tax), respectively. Share-based compensation expense in Six Months 2009 and Six Months 2008 was $5.3 million ($4.3 million after tax) and $8.4 million ($6.9 million after tax), respectively.  The effect on basic and diluted earnings per share for Second Quarter 2009 and Six Months 2009 was $0.01 and $0.05, respectively. The effect on basic and diluted earnings per share for Second Quarter 2008 and Six Months 2008 was $0.02 and $0.08, respectively.  Second Quarter 2009 and Six Months 2009 expense included $(0.1) million ($(0.1) million after tax) and $2.0 million ($1.7 million after tax), respectively, related to accelerated vesting for stock award grants to retirement-eligible employees. Second Quarter 2008 and Six Months 2008 expense included $(0.2) million ($(0.2) million after tax) and $3.7 million ($3.3 million after tax), respectively, related to accelerated vesting for stock award grants to retirement-eligible employees.

Performance Retention Plan

The Company recognized approximately $0.9 million ($0.6 million after tax) and $0.8 million ($0.6 million after tax) of expense for performance retention awards in Second Quarter 2009 and Second Quarter 2008, respectively. The Company recognized approximately $6.2 million ($5.1 million after tax) and $6.3 million ($5.2 million after tax) of expense for performance retention awards in Six Months 2009 and Six Months 2008, respectively. Included in Second Quarter 2009 and Six Months 2009 amounts were $0 million and $4.3 million, respectively, of accelerated expense related to retirement-eligible employees. Included in Second Quarter 2008 and Six Months 2008 amounts were $0 million and $4.6 million, respectively, of accelerated expense related to retirement-eligible employees.

12. Earnings Per Share

Effective January 1, 2009, the Company adopted FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP”). The FSP clarifies that share-

based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities. Restricted stock awards granted prior to February 2008 are considered participating securities as they received non-forfeitable rights to dividends at the same rate as common stock. As participating securities, the Company is required to include these instruments in the calculation of basic earnings per share (“EPS”), and needs to calculate basic EPS using the two-class method described in FAS No. 128, “Earnings per Share.”

Prior to adoption of the FSP, restricted stock was included in our dilutive EPS calculation using the treasury stock method. The two-class method of computing EPS is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Basic EPS is then calculated by dividing net (loss) income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS adjusts basic (loss) earnings per share for the effects of restricted stock, stock options and other potentially dilutive financial instruments (“dilutive securities”), only in the periods in which such effect is dilutive. The dilutive effect of the dilutive securities is reflected in diluted EPS by application of the more dilutive of (1) the treasury stock method or (2) the two-class method assuming nonvested shares are not converted into common shares. The FSP requires the presentation of basic and diluted EPS for each class of common stock. The Company has a single class of common stock. Therefore, the following EPS amounts only pertain to common stock. Pursuant to the FSP, all prior period EPS data were adjusted retrospectively. The impact of adopting the FSP decreased previously reported basic EPS by $0.05 and $0.04 for the three and six months ended June 30, 2008, and previously reported diluted EPS by $0.01 for the three months ended June 30, 2008. There was no impact of adopting the FSP on previously reported diluted EPS for the six months ended June 30, 2008.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands of U.S. dollars, except per share amounts)
Basic earnings per share:
Net (loss) income	$(170,004)	$545,216	$(84,515)	$376,007
Less: Distributed and undistributed income (loss) available to nonvested shareholders	(818)	4,708	(459)	3,934
Distributed and undistributed income (loss) available to common shareholders	$(169,186)	$540,508	$(84,056)	$372,073
Basic shares	93,058	89,914	91,941	84,979
Basic EPS	$(1.82)	$6.01	$(0.91)	$4.38
Diluted earnings per share:
Distributed and undistributed income (loss) available to common shareholders	$(169,186)	$540,508	$(84,056)	$372,073
Plus: Re-allocation of undistributed income (loss) available to nonvested shareholders	—	36	—	29
Distributed and undistributed income (loss) available to common shareholders	$(169,186)	$540,544	$(84,056)	$372,102
Basic shares	93,058	89,914	91,941	84,979
Effect of dilutive securities:
Options and restricted stock awards	—	710	—	653
Diluted shares	93,058	90,624	91,941	85,632
Diluted EPS	$(1.82)	$5.96	$(0.91)	$4.35

Potentially dilutive securities representing approximately 5.8 million and 2.0 million shares of common stock for the three months ended June 30, 2009 and 2008, respectively, and 5.7 million and 2.0 million shares of common stock for the six months ended June 30, 2009 and 2008, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been antidilutive.

13.  Income Taxes

As of both June 30, 2009 and December 31, 2008, AGRO had a standalone NOL of $47.9 million, which is available to offset its future U.S. taxable income. The Company has $27.2 million of this NOL available through 2017 and $20.7 million available through 2023. AGRO’s stand alone NOL is not permitted to offset the income of any other members of AGRO’s consolidated group due to certain tax regulations. Assured Guaranty Mortgage Insurance Company is a member of the same consolidated tax group as AGRO. In Six Months 2009 AGMIC had a projected NOL of $2.4 million which would be available through 2020.

Under applicable accounting rules, the Company is required to establish a valuation allowance for NOLs that are more likely than not to expire before being utilized. Management has assessed the likelihood of realization of all of its deferred tax assets. Based on this analysis, management believes it is more likely than not that $20.0 million of AGRO’s $47.9 million NOL will not be utilized before it expires and has established a $7.0 million valuation allowance related to the NOL deferred tax asset. In addition, for the three months ended June 30, 2009, management assessed that a valuation allowance of  $3.4 million is no longer necessary for AGMIC due to the decrease in loss reserves in the same period. Management believes that all other deferred income taxes are more-likely-than-not to be realized. The valuation allowance is subject to considerable judgment, is reviewed quarterly and will be adjusted to the extent actual taxable income differs from estimates of future taxable income that may be used to realize NOLs or capital losses.

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

The Company initially recorded a $49.0 million reduction of its existing deferred tax liability, based on an estimate of the ultimate resolution of the Section 338(h)(10) election. Under the tax allocation agreement, the Company estimated that, as of the IPO date, it was obligated to pay $20.9 million to AFS and accordingly established this amount as a liability. The initial difference, which is attributable to the change in the tax basis of certain liabilities for which there is no associated step-up in the tax basis of its assets and no amounts due to AFS, resulted in an increase to additional paid-in capital of $28.1 million. As of June 30, 2009 and December 31, 2008, the liability for tax basis step-up adjustment, which is included in the Company’s balance sheets in “Other liabilities,” were $8.8 million and $9.1 million, respectively. The Company has paid ACE and correspondingly reduced its liability by $0.4 million and $0.4 million in Six Months 2009 and Six Months 2008, respectively.

Tax Treatment of CDS

The Company treats the guaranty it provides on CDS as insurance contracts for tax purposes and as such a taxable loss does not occur until the Company expects to make a loss payment to the buyer of credit protection based upon the occurrence of one or more specified credit events with respect to the contractually referenced obligation or entity. The Company holds its CDS to maturity, at which time any unrealized mark to market loss would revert to zero absent any credit related losses. As of June 30, 2009, the Company did not anticipate any significant credit related losses on its credit default swaps and, therefore, no resultant tax deductions.

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

As of June 30, 2009 and December 31, 2008 the deferred tax assets associated with CDS were $192.1 million and $116.5 million, respectively. The Company came to the conclusion that it is more likely than not that its deferred tax asset related to CDS will be fully realized after weighing all positive and negative evidence available as required under FAS 109. The evidence that was considered included the following:

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

•                  For the three year period ended June 30, 2009 the US consolidated tax group had a pre-tax loss under GAAP of $464.1 million.

Positive Evidence

•                  The mark-to-market loss on CDS is not considered a tax event, and therefore no taxable loss has occurred.

•                  After analysis of the current tax law on CDS the Company believes it is more likely than not that the CDS will be treated as ordinary income or loss for tax purposes.

•                  Assuming a hypothetical loss were triggered for the amount of deferred tax asset (“DTA”), there would be enough taxable income through carryback and future income to offset it as follows:

•                  The amortization of the tax-basis unearned premium reserve of $682.2 million as of June 30, 2009 as well as the collection of future installment premiums of contracts already written we believe will result in significant taxable income in the future.

•                  The Company has the ability to carryback losses two years which would offset over $22.8 million of losses as of June 30, 2009.

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

After examining all of the available positive and negative evidence, the Company believes that no valuation allowance is necessary in connection with the deferred tax asset. The Company will continue to analyze the need for a valuation allowance on a quarter-to-quarter basis.

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

Management uses underwriting gains and losses as the primary measure of each segment’s financial performance. Underwriting gain is calculated as net earned premiums plus realized gains and other settlements on credit derivatives, less the sum of loss and loss adjustment expenses (recoveries) including incurred losses on credit derivatives, profit commission expense, acquisition costs and other operating expenses that are directly related to the operations of the Company’s insurance businesses. This measure excludes certain revenue and expense items, such as net investment income, realized investment gains and losses, unrealized losses on credit derivatives, fair value gain (loss) on committed capital securities, other income, FSAH acquisition-related expenses,  interest expense and other expenses, that are not directly related to the underwriting performance of the Company’s insurance operations, but are included in net income.

The following tables summarize the components of underwriting gain (loss) for each reporting segment:

	Three Months Ended June 30, 2009
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
Net earned premiums	$30.4	$47.4	$0.8	$—	$78.6
Realized gain and other settlements on credit derivatives	27.6	0.2	—	—	27.8
Loss and loss adjustment expenses	31.8	25.6	(19.4)	—	38.0
Incurred losses on credit derivatives	35.1	0.2	—	—	35.2
Total loss and loss adjustment expenses (recoveries)	66.9	25.8	(19.4)	—	73.2
Profit commission expense	—	1.8	0.3	—	2.1
Acquisition costs	3.6	12.8	0.1	—	16.5
Other operating expenses	15.9	6.2	0.6	—	22.6
Underwriting (loss) gain	$(28.4)	$1.0	$19.2	$—	$(8.2)

	Three Months Ended June 30, 2008
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
Net earned premiums	$20.8	$29.6	$1.3	$—	$51.7
Realized gain and other settlements on credit derivatives	30.9	0.6	—	0.4	31.8
Loss and loss adjustment expenses (recoveries)	28.2	11.3	0.1	(1.5)	38.1
Incurred losses on credit derivatives	5.6	—	—	—	5.6
Total loss and loss adjustment expenses (recoveries)	33.8	11.3	0.1	(1.5)	43.7
Profit commission expense	—	0.9	0.1	—	1.0
Acquisition costs	3.1	8.6	0.1	—	11.8
Other operating expenses	15.2	4.0	0.5	—	19.7
Underwriting (loss) gain	$(0.4)	$5.4	$0.5	$1.9	$7.3

	Six Months Ended June 30, 2009
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
Net earned premiums	$131.9	$93.6	$1.6	$—	$227.1
Realized gain and other settlements on credit derivatives	47.6	0.8	—	—	48.4
Loss and loss adjustment expenses	43.5	62.4	11.8	—	117.8
Incurred losses on credit derivatives	27.7	(0.5)	—	—	27.2
Total loss and loss adjustment expenses (recoveries)	71.2	61.9	11.8	—	145.0
Profit commission expense	—	2.0	0.4	—	2.3
Acquisition costs	9.8	29.9	0.2	—	40.0
Other operating expenses	36.2	12.9	1.3	—	50.3
Underwriting (loss) gain	$62.3	$(12.3)	$(12.1)	$—	$37.9

	Six Months Ended June 30, 2008
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
Net earned premiums	$38.1	$57.4	$3.1	$—	$98.5
Realized gain and other settlements on credit derivatives	58.1	0.9	—	0.4	59.4
Loss and loss adjustment expenses (recoveries)	64.1	30.5	0.1	(1.5)	93.3
Incurred losses on credit derivatives	8.8	—	—	—	8.8
Total loss and loss adjustment expenses (recoveries)	72.9	30.5	0.1	(1.5)	102.1
Profit commission expense	—	2.0	0.2	—	2.2
Acquisition costs	6.1	17.4	0.2	—	23.7
Other operating expenses	36.5	10.4	1.4	—	48.3
Underwriting (loss) gain	$(19.3)	$(2.0)	$1.2	$1.9	$(18.1)

The following is a reconciliation of total underwriting gain (loss) to income (loss) before provision for income taxes for the periods ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions of U.S. dollars)
Total underwriting gain (loss)	$(8.2)	$7.3	$37.9	$(18.1)
Net investment income	43.3	40.2	86.9	76.8
Net realized investment gains (losses)	(4.9)	1.5	(22.0)	2.1
Unrealized gains (losses) on credit derivatives, excluding incurred losses on credit derivatives	(218.9)	714.1	(200.1)	457.7
Fair value (loss) gain on committed capital securities	(60.6)	8.9	(40.9)	17.4
Other income	0.5	0.2	1.4	0.2
FSAH acquisition-related expense	(24.2)	—	(28.8)	—
Interest expense	(6.5)	(5.8)	(12.3)	(11.6)
Other expenses	(1.9)	(1.7)	(3.3)	(2.5)
(Loss) income before provision for income taxes	$(281.3)	$764.5	$(181.2)	$521.7

The following table provides the lines of businesses from which each of the Company’s segments derive their net earned premiums:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions of U.S. dollars)
Financial guaranty direct:
Public finance	$15.7	$7.2	$101.2	$11.3
Structured finance	14.7	13.6	30.7	26.8
Total	30.4	20.8	131.9	38.1
Financial guaranty reinsurance:
Public finance	36.9	17.5	71.7	36.1
Structured finance	10.5	12.1	21.9	21.3
Total	47.4	29.6	93.6	57.4
Mortgage guaranty:
Mortgage guaranty	0.8	1.3	1.6	3.1
Total net earned premiums	$78.6	$51.7	$227.1	$98.5
Net credit derivative premiums received and receivable	$28.0	$31.5	$57.5	$59.3
Total net earned premiums and credit derivative premiums received and receivable	$106.6	$83.2	$284.5	$157.8

The other segment had an underwriting gain of $0 million during both Second Quarter 2009 and Six Months 2009. The other segment had an underwriting gain of $1.9 million during both Second Quarter 2008 and Six Months 2008, consisting of $0.4 million net credit derivative loss recoveries and $1.5 million recoveries.

15. Subsidiary Information

The following tables present the unaudited condensed consolidated financial information for Assured Guaranty Ltd., Assured Guaranty US Holdings Inc., of which AGC is a subsidiary and other subsidiaries of Assured Guaranty Ltd. as of June 30, 2009 and December 31, 2008 and for the three and six months ended June 30, 2009 and 2008.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2009

(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)

Assets
Total investments and cash	$82,616	$2,404,513	$2,105,605	$—	$4,592,734
Investment in subsidiaries	2,257,981	—	—	(2,257,981)	—
Deferred acquisition costs	—	56,885	317,202	—	374,087
Reinsurance recoverable	—	45,690	1,055	(42,212)	4,533
Goodwill	—	85,417	—	—	85,417
Credit derivative assets	—	112,640	33,710	—	146,350
Premiums receivable	—	385,938	492,590	(125,636)	752,892
Deferred tax asset	—	196,693	12,416	—	209,109
Other	20,314	631,741	124,511	(445,949)	330,617
Total assets	$2,360,911	$3,919,517	$3,087,089	$(2,871,778)	$6,495,739

Liabilities and shareholders’ equity

Liabilities
Unearned premium reserves	$—	$1,308,643	$1,288,413	$(374,339)	$2,222,717
Reserves for losses and loss adjustment expenses	—	146,073	89,826	(35,612)	200,287
Profit commissions payable	—	4,749	5,471	—	10,220
Credit derivative liabilities	—	714,516	243,236	—	957,752
Long-term debt	—	516,974	—	—	516,974
Other	5,992	264,420	166,304	(203,846)	232,870
Total liabilities	5,992	2,955,375	1,793,250	(613,797)	4,140,820

Total shareholders’ equity	2,354,919	964,142	1,293,839	(2,257,981)	2,354,919

Total liabilities and shareholders’ equity	$2,360,911	$3,919,517	$3,087,089	$(2,871,778)	$6,495,739

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2008

(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)

Assets
Total investments and cash	$188	$1,651,761	$1,991,690	$—	$3,643,639
Investment in subsidiaries	1,901,108	—	—	(1,901,108)	—
Deferred acquisition costs	—	78,987	209,629	—	288,616
Reinsurance recoverable	—	22,014	3,474	(18,960)	6,528
Goodwill	—	85,417	—	—	85,417
Credit derivative assets	—	125,082	21,877	—	146,959
Premiums receivable	—	6,659	23,559	(14,475)	15,743
Deferred tax asset	—	109,565	19,553	—	129,118
Other	29,427	383,272	49,502	(222,514)	239,687
Total assets	$1,930,723	$2,462,757	$2,319,284	$(2,157,057)	$4,555,707

Liabilities and shareholders’ equity

Liabilities
Unearned premium reserves	$—	$707,957	$713,948	$(188,191)	$1,233,714
Reserves for losses and loss adjustment expenses	—	133,710	90,752	(27,664)	196,798
Profit commissions payable	—	3,971	4,613	—	8,584
Credit derivative liabilities	—	481,253	252,513	—	733,766
Long-term debt	—	347,210	—	—	347,210
Other	4,501	82,024	62,982	(40,094)	109,413
Total liabilities	4,501	1,756,125	1,124,808	(255,949)	2,629,485

Total shareholders’ equity	1,926,222	706,632	1,194,476	(1,901,108)	1,926,222

Total liabilities and shareholders’ equity	$1,930,723	$2,462,757	$2,319,284	$(2,157,057)	$4,555,707

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2009

(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments (1)	Assured Guaranty Ltd. (Consolidated)
Revenues
Net earned premiums	$—	$26,666	$51,968	$—	$78,634
Net investment income	1	19,737	23,562	—	43,300
Net realized investment gains (losses)	—	5,356	(10,244)	—	(4,888)
Change in fair value of credit derivatives
Realized gain and other settlements on credit derivatives	—	23,385	4,410	21	27,816
Unrealized losses on credit derivatives	—	(225,329)	(28,934)	(21)	(254,284)
Net change in fair value of credit derivatives	—	(201,944)	(24,524)	—	(226,468)
Equity in earnings of subsidiaries	(166,626)	—	—	166,626	—
Other income(2)	—	(59,848)	11	(241)	(60,078)
Total revenues	(166,625)	(210,033)	40,773	166,385	(169,500)

Expenses
Loss and loss adjustment expenses (recoveries)	—	46,427	(8,397)	—	38,030
Acquisition costs and other operating expenses	4,063	17,752	19,398	—	41,213
Other(3)	(684)	32,815	446	—	32,577
Total expenses	3,379	96,994	11,447	—	111,820

(Loss) income before (benefit) provision for income taxes	(170,004)	(307,027)	29,326	166,385	(281,320)
Total (benefit) provision for income taxes	—	(113,303)	1,987	—	(111,316)

Net (loss) income	$(170,004)	$(193,724)	$27,339	$166,385	$(170,004)

(1) Due to the accounting for subsidiaries under common control, net income in the consolidating adjustment column does not equal parent company equity in earnings of subsidiaries, due to  recognition of income by Assured Guaranty US Holdings Inc. for dividends received from Assured Guaranty Ltd.

(2) Includes fair value gain (loss) on committed capital securities and other income.

(3) Includes FSAH acquisition-related expenses, interest expense and other expenses.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2008

(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments (1)	Assured Guaranty Ltd. (Consolidated)
Revenues
Net earned premiums	$—	$19,021	$32,664	$—	$51,685
Net investment income	514	17,557	22,164	(3)	40,232
Net realized investment gains (losses)	—	1,557	(112)	8	1,453
Change in fair value of credit derivatives
Realized gains and other settlements on credit derivatives	—	25,682	6,111	—	31,793
Unrealized gains on credit derivatives	—	610,551	97,951	—	708,502
Net change in fair value of credit derivatives	—	636,233	104,062	—	740,295
Equity in earnings of subsidiaries	548,017	—	—	(548,017)	—
Other income(2)	—	9,290	—	(241)	9,049
Total revenues	548,531	683,658	158,778	(548,253)	842,714

Expenses
Loss and loss adjustment expenses	—	23,495	14,630	—	38,125
Acquisition costs and other operating expenses	3,315	16,556	12,641	—	32,512
Other	—	7,535	—	—	7,535
Total expenses	3,315	47,586	27,271	—	78,172

Income before provision for income taxes	545,216	636,072	131,507	(548,253)	764,542
Total provision for income taxes	—	218,463	860	3	219,326

Net income	$545,216	$417,609	$130,647	$(548,256)	$545,216

(1) Due to the accounting for subsidiaries under common control, net income in the consolidating adjustment column does not equal parent company equity in earnings of subsidiaries, due to 1) recognition of income by Assured Guaranty US Holdings Inc. for dividends received from Assured Guaranty Ltd. and 2) the residual effects of the FSA backbook transaction that occurred in 2005.

(2) Includes fair value gain (loss) on committed capital securities and other income.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments (1)	Assured Guaranty Ltd. (Consolidated)
Revenues
Net earned premiums	$—	$94,391	$132,689	$—	$227,080
Net investment income	2	39,050	47,929	(80)	86,901
Net realized investment gains (losses)	—	5,594	(27,592)	—	(21,998)
Change in fair value of credit derivatives
Realized gain and other settlements on credit derivatives	—	47,748	647	—	48,395
Unrealized losses on credit derivatives	—	(248,476)	21,174	—	(227,302)
Net change in fair value of credit derivatives	—	(200,728)	21,821	—	(178,907)
Equity in earnings of subsidiaries	(69,900)	—	—	69,900	—
Other income(2)	—	(39,039)	11	(482)	(39,510)
Total revenues	(69,898)	(100,732)	174,858	69,338	73,566

Expenses
Loss and loss adjustment expenses	—	67,809	49,975	—	117,784
Acquisition costs and other operating expenses	10,680	33,990	47,916	—	92,586
Other(3)	3,937	40,036	446	—	44,419
Total expenses	14,617	141,835	98,337	—	254,789

(Loss) income before (benefit) provision for income taxes	(84,515)	(242,567)	76,521	69,338	(181,223)
Total (benefit) provision for income taxes	—	(94,522)	(2,186)	—	(96,708)

Net (loss) income	$(84,515)	$(148,045)	$78,707	$69,338	$(84,515)

(1) Due to the accounting for subsidiaries under common control, net income in the consolidating adjustment column does not equal parent company equity in earnings of subsidiaries, due to 1) recognition of income by Assured Guaranty US Holdings Inc. for dividends received from Assured Guaranty Ltd. and 2) the residual effects of the FSA backbook transaction that occurred in 2005.

(2) Includes fair value gain (loss) on committed capital securities and other income.

(3) Includes FSAH acquisition-related expenses, interest expense and other expenses.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2008

(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments (1)	Assured Guaranty Ltd. (Consolidated)

Revenues
Net earned premiums	$—	$35,055	$63,463	$—	$98,518
Net investment income	521	33,807	42,477	1	76,806
Net realized investment gains (losses)	—	2,224	(152)	8	2,080
Change in fair value of credit derivatives
Realized gains and other settlements on credit derivatives	—	47,563	11,847	—	59,410
Unrealized gains on credit derivatives	—	394,164	54,717	—	448,881
Net change in fair value of credit derivatives	—	441,727	66,564	—	508,291
Equity in earnings of subsidiaries	387,339	—	—	(387,339)	—
Other income(2)	—	18,067	—	(482)	17,585
Total revenues	387,860	530,880	172,352	(387,812)	703,280

Expenses
Loss and loss adjustment expenses	—	47,020	46,243	—	93,263
Acquisition costs and other operating expenses	11,853	36,338	26,022	—	74,213
Other	—	14,091	—	—	14,091
Total expenses	11,853	97,449	72,265	—	181,567

Income before provision for income taxes	376,007	433,431	100,087	(387,812)	521,713
Total provision for income taxes	—	144,123	1,580	3	145,706

Net income	$376,007	$289,308	$98,507	$(387,815)	$376,007

(1) Due to the accounting for subsidiaries under common control, net income in the consolidating adjustment column does not equal parent company equity in earnings of subsidiaries, due to 1) recognition of income by Assured Guaranty US Holdings Inc. for dividends received from Assured Guaranty Ltd. and 2) the residual effects of the FSA backbook transaction that occurred in 2005.

(2) Includes fair value gain (loss) on committed capital securities and other income.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)

Dividends received	$30,276	$482	$—	$(30,758)	$—
Other operating activities	(5,183)	166,731	41,232	—	202,780
Net cash flows provided by (used in) operating activities	25,093	167,213	41,232	(30,758)	202,780

Cash flows from investing activities
Fixed maturity securities:
Purchases	—	(543,322)	(284,540)	—	(827,862)
Sales	—	387,149	317,855	—	705,004
Maturities	—	—	5,500	—	5,500
Purchases of short-term investments, net	(82,428)	(561,534)	(49,675)	—	(693,637)
Capital contribution to subsidiary	(378,672)	—	—	378,672	—
Net cash flows used in investing activities	(461,100)	(717,707)	(10,860)	378,672	(810,995)

Cash flows from financing activities
Net proceeds from issuance of common stock and equity units	449,142	167,325	—	—	616,467
Capital contribution from parent	—	378,672	—	(378,672)	—
Dividends paid	(8,681)	—	(30,276)	30,758	(8,199)
Repurchases of common stock	(3,676)	—	—	—	(3,676)
Share activity under option and incentive plans	(778)	—	—	—	(778)
Net cash flows provided by (used in) financing activities	436,007	545,997	(30,276)	(347,914)	603,814
Effect of exchange rate changes	—	467	136	—	603

(Decrease) increase in cash and cash equivalents	—	(4,030)	232	—	(3,798)
Cash and cash equivalents at beginning of period	—	10,226	2,079	—	12,305

Cash and cash equivalents at end of period	$—	$6,196	$2,311	$—	$8,507

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2008

(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)

Dividends received	$6,000	$482	$—	$(6,482)	$—
Other operating activities	7,644	262,246	61,472	—	331,362
Net cash flows provided by (used in) operating activities	13,644	262,728	61,472	(6,482)	331,362

Cash flows from investing activities
Fixed maturity securities:
Purchases	—	(309,615)	(530,840)	—	(840,455)
Sales	—	124,897	127,606	—	252,503
Maturities	—	—	3,350	—	3,350
(Purchases) sales of short-term investments, net	(538)	(175,701)	194,046	—	17,807
Capital contribution to subsidiary	(250,000)	—	—	250,000	—
Net cash flows used in investing activities	(250,538)	(360,419)	(205,838)	250,000	(566,795)

Cash flows from financing activities
Net proceeds from issuance of common stock	248,978	—	—	—	248,978
Capital contribution from parent	—	100,000	150,000	(250,000)	—
Dividends paid	(8,251)	—	(6,000)	6,482	(7,769)
Share activity under option and incentive plans	(3,833)	—	—	—	(3,833)
Tax benefit from stock options exercised	—	10	—	—	10
Net cash flows provided by (used in) financing activities	236,894	100,010	144,000	(243,518)	237,386
Effect of exchange rate changes	—	38	85	—	123

Increase (decrease) in cash and cash equivalents	—	2,357	(281)	—	2,076
Cash and cash equivalents at beginning of period	—	5,688	2,360	—	8,048

Cash and cash equivalents at end of period	$—	$8,045	$2,079	$—	$10,124

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

Website Information

We routinely post important information for investors on our website (www.assuredguaranty.com), under the Investor Information tab. We use this website as a means of disclosing material, non-public information and for complying with our disclosure obligations under SEC Regulation FD (Fair Disclosure).  Accordingly, investors should monitor the Investor Information portion of our website, in addition to following our press releases, Securities and Exchange Commission (“SEC”) filings, public conference calls, presentations and webcasts.   The information contained on, or that may be accessed through, our website is not incorporated by reference into, and is not a part of, this report.

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

On July 1, 2009 the Company completed the acquisition of Financial Security Assurance Holdings Ltd. (“FSAH”) pursuant to the purchase agreement, dated as of  November 14, 2008 (as amended, the “Purchase Agreement”), between the Company, Dexia Holdings, Inc. (“Dexia Holdings”) and Dexia Crédit Local S.A. (“DCL”).  FSAH is the parent of financial guaranty insurance company Financial Security Assurance Inc., a New York stock insurance company (“FSA”). The total purchase price paid by the Company was approximately $546 million in cash and approximately 22.3 million Assured common shares.  The acquisition excluded FSAH’s financial products business, which included FSAH’s former guaranteed investment contract business and medium-term note and leveraged tax lease businesses, as described below under “Liquidity and Capital Resources.”

The Company entered into an Amendment to Investment Agreement dated as of November 13, 2008 with WLR Recovery Fund IV, LP, a Delaware limited partnership (the “Investor”), which amended the Investment Agreement (the “Investment Agreement”) dated as of February 28, 2008 between the Company and the Investor, which provided a back up funding commitment to finance the Acquisition. Pursuant to pre-emptive rights set forth in the Investment Agreement, the Investor and affiliated funds, which are affiliated with Wilbur L. Ross, Jr., who is one of the Company’s directors, purchased 3,850,000 common shares of the Company in the Company’s June 2009 public common share offering at $11.00 per common share, the public offering price in the public offering.

These financial statements include the effects of the Company’s common share and equity units offering that took place on June 24, 2009 but do not include the effects of the acquisition of FSAH, which occurred effective July 1, 2009.  The Company’s financial statements as of September 30, 2009 will include the effects of the FSAH acquisition, including three months of operating results attributable to FSAH entities.

The Company believes the acquisition of FSAH will enhance its financial strength and competitive position in the financial guaranty market.  The Company will now write direct financial guaranty business through its two primary operating subsidiaries, Assured Guaranty Corp. (“AGC”) and FSA. Management expects these dual platforms will allow the Company to capitalize on the well established franchise of each company and allow it to provide investors with increased capacity and greater risk diversification. The Company will also operate through a common infrastructure and risk management framework.  The pro forma effects of the acquisition are described in the Company’s Current Report on Form 8-K filed on July 8, 2009 (the “July 8, 2009 8-K”).

Our insurance company subsidiaries have been assigned the following insurance financial strength ratings as of the date of the filing. These ratings are subject to continuous review:

	Moody’s	S&P	Fitch
Assured Guaranty Corp.	Aa2(Excellent)	AAA(Extremely Strong)	AA(Very Strong)
Assured Guaranty Re Ltd.(“AG Re”)	Aa3(Excellent)	AA(Very Strong)	AA-(Very Strong)
Assured Guaranty Re Overseas Ltd. (“AGRO”)	Aa3(Excellent)	AA(Very Strong)	AA-(Very Strong)
Assured Guaranty Mortgage Insurance Company	Aa3(Excellent)	AA(Very Strong)	AA-(Very Strong)
Assured Guaranty (UK) Ltd. (“AG(UK)”)	Aa2(Excellent)	AAA(Extremely Strong)	AA(Very Strong)
Financial Security Assurance, Inc.	Aa3(Excellent)	AAA(Extremely Strong)	AA+(Very Strong)
FSA Insurance Company	Aa3(Excellent)	AAA(Extremely Strong)	AA+(Very Strong)
Financial Security Assurance International Ltd.	Aa3(Excellent)	AAA(Extremely Strong)	AA+(Very Strong)
Financial Security Assurance (U.K.) Ltd	Aa3(Excellent)	AAA(Extremely Strong)	AA+(Very Strong)

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

On May 4, 2009, Fitch Inc. (“Fitch”) downgraded the debt and insurer financial strength ratings of Assured Guaranty Ltd. and its subsidiaries, as applicable, based on Fitch’s concerns that Assured Guaranty Ltd. continued to face negative credit migration within the combined insured portfolio, primarily related to structured finance, outpacing its ability to build capital resources through earnings retention.  It cited mortgage-related exposures as a particular area of concern, as well as exposures to trust preferred securities collateralized debt obligations (“TruPs CDOs”) and other structured finance transactions which have been subject to ratings downgrades.  Fitch downgraded the insurer financial stronger ratings of AGC and AG(UK) to “AA” from “AAA”, downgraded the insurer financial strength ratings of AG Re, AGRO and Assured Guaranty Mortgage Insurance Company to “AA-” from “AA” and the debt ratings of Assured Guaranty US Holdings Inc.  All such ratings were placed on Rating Watch Evolving.  On May 11, 2009, Fitch downgraded the insurer financial strength relating of FSA and certain other affiliates to “AA+” from “AAA” and the long term rating of FSAH to “A+” from “AA”.  All such ratings remain on Rating Watch Negative.  Fitch cited as the primary reason for this action Fitch’s view of the residual risks retained by FSA following the transfer of its financial products business to Dexia S.A., which transfer is described in greater detail below.  On August 10, 2009, Fitch placed the debt and insurer financial strength ratings of the Company and its subsidiaries on Rating Watch Negative, a change from Rating Watch Evolving. It confirmed that the ratings of FSAH and its subsidiaries remained on Rating Watch Negative. Fitch reported that it is currently in the process of analyzing the insured portfolios and overall capital adequacy of AGC, AG Re and FSA, and that the Rating Watch Negative reflects concerns with respect to further credit deterioration in mortgage-related exposures, which could negatively impact the capital positions of the companies. It noted that credit deterioration in other areas of the insured portfolios, including TruPS CDOs and public finance exposures, could also place additional pressure on claims paying resources, as could ratings-based triggers which could force termination or collateralization of insured exposures at AGC or the claw-back of certain businesses underwritten by AG Re. Fitch notes that it expects to complete its rating review over the next four to six weeks.  There is no assurance that Fitch will not take further action on our ratings.

On May 20, 2009, Moody’s Investors Service (‘‘Moody’s’’) placed under review for possible downgrade the Aa2 insurance financial strength rating of AGC, as well as the ratings of other entities within the Assured group. In its public announcement of the rating action, Moody’s stated that this action reflects its view that despite recent improvements in the Company’s market position, the expected performance of its insured portfolio—particularly the mortgage-related risks—has substantially worsened. At the same time, Moody’s also placed the Aa3 insurance financial strength ratings of FSA and its affiliated insurance operating companies on review for possible downgrade. In its public announcement of the rating action, Moody’s cited its growing concerns about FSA’s business and financial profile as a result of further deterioration in FSA’s U.S. mortgage portfolio and the related adverse effect on its capital adequacy, profitability, and market traction. In both press releases, Moody’s noted that it has taken a more negative view of mortgage-related exposures and Assured Guaranty Ltd.’s pooled corporate exposures in light of worse-than-expected performance trends, and recognized the continued susceptibility of the insured portfolio to the weak economic environment. Moody’s also commented that the deterioration in the insured portfolios could have negative implications for the companies’ franchise values, profitability and financial flexibility given the likely sensitivity of those business attributes to its capital position. Moody’s also noted that the market dislocation caused by the declining financial strength of financial guaranty insurers may alter the competitive dynamics of the industry by encouraging the entry of new participants or the growth of alternative forms of execution.  There can be no assurance as to the outcome of Moody’s review.  On July 24, 2009, Moody’s announced that it expects to conclude its ratings review of the companies by mid-August 2009.

On July 1, 2009, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. (“S&P”) published a Research Update in which it affirmed its “AAA” counterparty credit and financial strength ratings on AGC and FSA. At the same time, S&P revised its outlook on AGC and AG(UK) to negative from stable and continued its negative outlook on FSA.  S&P cited as a rationale for its actions the large single risk concentration exposure that Assured Guaranty Ltd. and FSA retain to Belgium and France prior to the posting of collateral by Dexia in October 2011, all in connection with the acquisition of FSAH by a subsidiary of Assured Guaranty Ltd., which acquisition is described in greater detail below.  In addition, the outlook also reflects S&P’s view that the change in the competitive dynamics of the industry — with the potential entrance of new competitors, alternative forms of credit enhancement and limited insurance penetration in the U.S. public finance market — could hurt the companies’ business prospects. There can be no assurance that S&P will not take further action on our ratings.

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

With respect to a significant portion of our in-force financial guaranty reinsurance business, in the event that AG Re were downgraded from Aa3 to A1, subject to the terms of each reinsurance agreement, the ceding company may have the right to recapture business ceded to AG Re and assets representing substantially all of the statutory unearned premium and loss reserves (if any) associated with that business.  As of June 30, 2009, the statutory unearned premium, which represents deferred revenue to the Company, subject to recapture is approximately $162 million.  If this entire amount was recaptured, it would result in a corresponding one-time reduction to net income of approximately $11 million. With respect to one of AG Re’s ceding companies, the right to recapture business can only be exercised if AG Re were downgraded to the A category by more than one rating agency, or below A2 or A by any one rating agency. As of June 30, 2009, the statutory unearned premium subject to recapture by this ceding company is approximately $334 million. If this entire amount were recaptured, it would result in a corresponding one-time reduction to net income of approximately $25 million. Alternatively, the ceding company can increase the commissions it charges AG Re for cessions. Any such increase may be retroactive to the date of the cession. As of June 30, 2009, the potential increase in ceding commissions would result in a one-time reduction to net income of approximately $38 million. The effect on net income under these scenarios is exclusive of any capital gains or losses that may be realized.

Additionally, if the ratings of our insurance subsidiaries were reduced below current levels, the Company could be required to make a termination payment on certain of its credit derivative contracts as determined under the relevant documentation.  Under certain documents, the Company may have the right to cure the termination event by posting collateral, assigning its rights and obligations in respect of the transactions to a third party or seeking a thrid party guaranty of the obligations of the Company.  As of the date of this filing, if AGC’s ratings are downgraded to levels between BBB or Baa2 and BB+ or Ba1, certain CDS counterparties could terminate certain CDS contracts covering approximately $7.7 billion par insured, compared to $16.6 billion as of March 31, 2009.  As of the date of this filing, if AGRO’s ratings are downgraded to BBB- or Baa3, certain CDS counterparties could terminate certain CDS contracts covering approximately $3.2 million par insured. As of the date of this filing, AG Re has no exposure subject to termination based on its rating.  Given current market conditions, the Company does not believe that it can accurately estimate the termination payments it could be required to make if, as a result of any such downgrade, a CDS counterparty terminated its CDS contracts with the Company.  These payments could have a material adverse effect on the Company’s liquidity and financial condition.

During Second Quarter 2009, the Company entered into agreements with two CDS counterparties which previously had the right to terminate certain CDS contracts in the event that AGC was downgraded to below AA- or Aa3, in one case, or below A- or A3, in the other case. These agreements eliminated the ability of those CDS counterparties to receive a termination payment.  In return, the Company agreed to post $325 million in collateral to secure its potential payment obligations under those CDS contracts, which cover approximately $18.6 billion of par insured. The collateral posting requirement would increase to $375 million if AGC were downgraded to below AA-

or A2. The posting of this collateral has no impact on the Company’s net income or shareholders’ equity under U.S. GAAP nor does it impact AGC’s statutory surplus or net income.  In addition, in July 2009, we terminated an ISDA master agreement with Lehman Brothers International (Europe) (“LBIE”) due to its default under the agreement. The Company is in discussions with several other CDS counterparties to further reduce its exposure to possible termination payments. The Company can give no assurance that any agreement will be reached with any such CDS counterparty.

In addition to the collateral posting described in the previous paragraph, under a limited number of other CDS contracts, the Company may be required to post eligible securities as collateral — generally cash or U.S. government or agency securities. This requirement is based generally on a mark-to-market valuation in excess of contractual thresholds which decline if the Company’s ratings decline. As of the date of this filing, the Company is posting approximately $160.2 million of collateral in respect of approximately $1.5 billion of par insured.  Any amounts required to be posted as collateral in the future will depend on changes in the market values of these transactions. The amount that the Company could be required to post upon any downgrade cannot be quantified at this time, but could be substantial and could have a material adverse effect on the Company’s liquidity. If AGC were downgraded below A- or A3, certain of the contractual thresholds would be reduced or eliminated and the amount of par that could be subject to collateral posting requirements would be approximately $1.8 billion. If AG Re or AGRO were downgraded below BBB or Baa2, certain of the contractual thresholds would be reduced or eliminated and the amount of par that could be subject to collateral posting requirements would be $11.5 million in the case of AG Re and $290.7 million in the case of AGRO.

On April 8, 2008, investment funds each with WL Ross Group, L.P. (“WL Ross”) as the managing member of its general partner or otherwise affiliated with WL Ross purchased 10,651,896 shares of the Company’s common equity at a price of $23.47 per share, resulting in proceeds to the Company of $250.0 million. The Company contributed $150.0 million of these proceeds to its subsidiary, Assured Guaranty Re Ltd. In addition, the Company contributed $100.0 million of these proceeds to its subsidiary, Assured Guaranty US Holdings Inc. (“AGUS”), which in turn contributed the same amount to its subsidiary, AGC. In addition, Wilbur L. Ross, Jr., managing member of the general partner of WL Ross has been elected as a Director of the Company with a term expiring at the Company’s 2012 annual general meeting of shareholders.

On June 24, 2009, the Company completed the sale of 44,275,000 of its common shares (including 5,775,000 common shares allocable to the underwriters) at a price of $11.00 per share. On June 24, 2009, concurrently with the common share offering Assured Guaranty US Holdings Inc. (“AGUS”), a subsidiary of the Company, sold 3,450,000 equity units (including 450,000 equity units allocable to the underwriters) at an initial stated amount of $50 per unit. The equity units initially consist of a forward purchase contract and a 5% undivided beneficial ownership interest in $1,000 principal amount 8.50% senior notes due 2014 issued by AGUS (“8.50% Senior Notes”). Under the purchase contract, holders are required to purchase the Company’s common shares no later than June 1, 2012. The threshold appreciation price of the equity units is $12.93, which represents a premium of 17.5% over the public offering price in the common share offering. The 8.50% Senior Notes are fully and unconditionally guaranteed by Assured Guaranty Ltd. The net proceeds after underwriting expenses and offering costs for these two offerings totaled approximately $616.5 million. Of that amount, the net proceeds from equity offering were $170.8 million, which was allocated between $168.0 million recognized as long-term debt and $2.8 million of the purchase contract recognized in additional paid-in-capital in shareholders’ equity in the consolidated balance sheets.

On July 1, 2009 the Company completed its acquisition of FSAH pursuant to the Purchase Agreement. The Company acquired 99.9264% of the common stock of FSAH pursuant to the Purchase Agreement and the remaining shares from one of FSAH’s executives as described below.

The total purchase price paid by the Company was approximately $546 million in cash and approximately 22.3 million of the Company’s common shares. The Company issued approximately 21.8 million common shares to Dexia. Dexia Holdings has agreed that the voting rights with respect to all Assured Guaranty Ltd.’s common shares issued pursuant to the Purchase Agreement will constitute less than 9.5% of the voting power of all issued and outstanding Assured Guaranty Ltd.’s common shares.  Dexia Holdings has also agreed to a “standstill” arrangement until the date on which it and its affiliates beneficially own Assured Guaranty Ltd.’s common shares in an amount less than 10% of the outstanding Assured Guaranty Ltd.’s common shares.  In addition, Dexia Holdings has agreed that, until November 14, 2009, the first anniversary of the date of the Purchase Agreement, it will not transfer any of the Assured Guaranty Ltd.’s common shares issued pursuant to the Purchase Agreement without the consent of the Company other than to one or more of its affiliates that agrees to abide by the voting and other restrictions described above. The acquisition excluded FSAH’s financial products business.

The Company acquired 24,611 shares of common stock of FSAH from Robert Cochran, the former Chairman and Chief Executive Officer of FSAH, for 305,017 common shares of the Company.  The  Company also exchanged the deemed investment of Sean McCarthy, who became  the President and Chief Operating Officer of Assured Guaranty US Holdings Inc. following the closing of the acquisition, in 22,306 share units of FSAH under a FSAH nonqualified deferred compensation plan for a deemed investment in 130,000 share units of the Company. The Company share units will ultimately be distributed to Mr. McCarthy as a corresponding number of Assured Guaranty Ltd.’s common shares at the time he receives a distribution from such nonqualified deferred compensation plan.

In conjunction with the Purchase Agreement, the Company entered into an Amendment to Investment Agreement (the “Amendment”) dated as of November 13, 2008 with WLR Funds, which amended the Investment Agreement (the “Investment Agreement”) dated as of February 28, 2008 between the Company and WLR Funds, which provided a back up funding commitment to finance the Acquisition.  Pursuant to pre-emptive rights set forth in the Investment Agreement, WLR Funds, which are affiliated with Wilbur Ross, who is one of the Company’s directors, purchased 3,850,000 common shares of the Company in the Company’s June 2009 public common share offering at $11.00 per common share, the public offering price in the public offering.

The Company has agreed with Dexia Holdings to operate the business of FSA in accordance with the key parameters described below. These restrictions will limit the Company’s operating and financial flexibility.

For three years after the closing of the acquisition:

•                  Unless FSA is rated below A1 by Moody’s and AA- by S&P, it will only write municipal bond and infrastructure bond insurance business.  An exception applies in connection with the recapture of business ceded by FSA to a third party reinsurer under certain circumstances.

•                  FSA will continue to be domiciled in New York and be treated as a monoline bond insurer for regulatory purposes.

•                  FSA will not take any of the following actions unless it receives prior rating agency confirmation that such action would not cause any rating currently assigned to FSA to be downgraded immediately following such action:

•                  merger;

•                  issuance of debt or other borrowing exceeding $250 million;

•                  issuance of equity or other capital instruments exceeding $250 million;

•                  entry into new reinsurance arrangements involving more than 10% of the portfolio as measured by either unearned premium reserves or net par outstanding; or

•                  any waiver, amendment or modification of any agreement relating to capital or liquidity support of FSA exceeding $250 million.

•                  FSA will not repurchase, redeem or pay any dividends in relation to any class of equity interests, including without limitation, interest payments in relation to its surplus notes unless

•                  (A) at such time FSA is rated at least AA- by S&P, AA- by Fitch and Aa3 by Moody’s (if such rating agencies still rate financial guaranty insurers generally) and (B) the aggregate amount of such dividends in any year does not exceed 125% of FSAH’s debt service for that year; or

•                  FSA receives prior rating agency confirmation that such action would not cause any rating currently assigned to FSA to be downgraded immediately following such action.

•                  FSA will not (i) enter into commutation or novation agreements with respect to its insured public finance portfolio involving a payment by FSA exceeding $250 million or (ii) enter into any “cut-through” reinsurance, pledge of collateral security or similar arrangement involving a payment by FSA whereby the benefits of reinsurance purchased by FSA or of other assets of FSA would be available on a preferred or priority basis to a particular class or subset of policyholders of FSA relative to the position of Dexia as policyholder upon the default or insolvency of FSA (whether or not with the consent of any relevant insurance regulatory authority).  This provision does not limit:  (a) collateral arrangements between FSA and its subsidiaries in support of intercompany reinsurance obligations; or (b) statutory deposits or other collateral arrangements required by law in connection with the conduct of business in any jurisdiction; or

(c) pledges of recoveries or other amounts to secure repayment of amounts borrowed under FSA’s “soft capital” facilities or the $1 billion strip liquidity facility with DCL.

Furthermore, until the date on which (i) a credit rating has been assigned by S&P, Moody’s and Fitch to the Guaranteed Investment Contract (“GIC”) issuers (and/or the liabilities of the GIC issuers under the relevant GICs have been separately rated by S&P, Moody’s and Fitch) which is independent of the financial strength rating of FSA and (ii) the principal amount of GICs in relation to which a downgrade of FSA may result in a requirement to post collateral or terminate such GIC notwithstanding the existence of a separate rating referred to in (i) above of at least AA or higher is below $1.0 billion (the “FSA De-Linkage Date”):

•                  FSA will restrict its liquidity exposure such that no GIC contracts or similar liabilities insured by FSA after the closing shall have terms that require acceleration, termination or prepayment based on a downgrade or withdrawal of any rating assigned to FSA’s financial strength, a downgrade of the issuer or obligor under the agreement, a downgrade of any third party.

•                  FSA will continue to be rated by each of Moody’s, S&P and Fitch, if such rating agencies still rate financial guaranty insurers generally.

Notwithstanding the above, all such restrictions will terminate on any date after the FSA De-Linkage Date that the aggregate principal amount or notional amount of exposure of Dexia and any of its affiliates (excluding the exposures relating to the FP business) to any transactions insured by FSA or any of its affiliates prior to November 14, 2008 is less than $1 billion.  Breach of any of these restrictions not remedied within 30 days of notice by Dexia Holdings entitles Dexia Holdings to payment of damages, injunctive relief or other remedies available under applicable law.

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

Unrealized gains (losses) on credit derivatives represent the adjustments for changes in fair value that are recorded in each reporting period under Statement of Financial Accounting Standards (“FAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). Changes in unrealized gains and losses on credit derivatives are reflected in the consolidated statements of operations and comprehensive income in unrealized gains (losses) on credit derivatives. Cumulative unrealized gains (losses), determined on a contract by contract basis, are reflected as either net assets or net liabilities in the Company’s balance sheets. Unrealized gains and losses resulting from changes in the fair value of credit derivatives occur because of changes in interest rates, credit spreads, the credit ratings of the referenced entities, the Company’s credit rating and other market factors. The unrealized gains (losses) on credit derivatives will reduce to zero as the exposure approaches its maturity date, unless there is a payment default on the exposure or early termination. Changes in the fair value of the Company’s credit derivatives that do not reflect actual claims or credit losses have no impact on the Company’s claims paying resources, rating agency capital or regulatory capital positions.

In the three and six months ended June 30, 2009 the Company also recorded a fair value loss of $(60.6) million and $(40.9) million, pre-tax, respectively, related to Assured Guaranty Corp.’s committed capital securities.

Our expenses consist primarily of losses and loss adjustment expenses (“LAE”), profit commission expense, acquisition costs, operating expenses, FSAH acquisition-related expenses, interest expense, put-option premium expense associated with our committed capital securities (the “CCS Securities”) and income taxes. Losses and LAE are a function of the amount and types of business we write. Losses and LAE are based upon estimates of the ultimate aggregate losses inherent in the portfolio. The risks we take have a low expected frequency of loss and are investment grade at the time we accept the risk. Profit commission expense represents payments made to ceding companies generally based on the profitability of the business reinsured by us. Acquisition costs are related to the production of new business. Certain acquisition costs that vary with and are directly attributable to the production of new business are deferred and recognized over the period in which the related premiums are earned. Operating expenses consist primarily of salaries and other employee related costs, including share based compensation, various outside service providers, rent and related costs and other expenses related to maintaining a holding company structure. These costs do not vary with the amount of premiums written. FSAH acquisition-related expenses consist of non-recurring employee related costs, consulting fees and lease termination  amounts that the Company is incurring as part of its July 1, 2009 acquisition of FSAH. Interest expense is a function of outstanding debt and the contractual interest rate related to that debt. Put-option premium expense, which is included in “other expenses” on the Consolidated Statements of Operations and Comprehensive Income, is a function of the outstanding amount of the CCS Securities and the applicable distribution rate. Income taxes are a function of our profitability and the applicable tax rate in the various jurisdictions in which we do business.

Critical Accounting Estimates

Our unaudited interim consolidated financial statements include amounts that, either by their nature or due to requirements of accounting principles generally accepted in the United States of America (“GAAP”), are determined using estimates and assumptions. The actual amounts realized could ultimately be materially different from the amounts currently provided for in our unaudited interim consolidated financial statements. We believe the items requiring the most inherently subjective and complex estimates to be reserves for losses and LAE, fair value of credit derivatives , fair value of committed capital securities, valuation of investments, other than temporary impairments of investments, premium revenue recognition, deferred acquisition costs, deferred income taxes and accounting for share based compensation. An understanding of our accounting policies for these items is of critical importance to understanding our unaudited interim consolidated financial statements. The following discussion provides more information regarding the estimates and assumptions used for these items and should be read in conjunction with the notes to our unaudited interim consolidated financial statements.

Reserves for Losses and Loss Adjustment Expenses

The Company’s financial guarantees written in credit derivative form have substantially the same terms and conditions in respect of the obligation to make payments upon the failure of an obligor to pay  as its financial guaranty contracts written in insurance form.  Under GAAP, however, the former are subject to derivative accounting rules and the latter are subject to insurance accounting rules.

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

A reserve for losses and loss adjustment expenses is equal to the present value of expected net cash outflows to be paid under the insurance contract discounted using a current risk-free rate. That current risk-free rate is based on the remaining period (contract or expected, as applicable) of the insurance contract. Expected net cash outflows (cash outflows, net of potential recoveries, expected to be paid to the holder of the insured financial obligation, excluding reinsurance) are probability-weighted cash flows that reflect the likelihood of possible outcomes. The Company estimates the expected net cash outflows using the internal assumptions about the likelihood of possible outcomes based on all information available. Those assumptions consider all relevant facts and circumstances and are consistent with the information tracked and monitored through the Company’s risk-management activities.

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

It is possible that our estimated loss and loss adjustment expense reserves recorded in our June 30, 2009 financial statements could experience significant adverse development which could lead to material amounts of incurred loss and loss adjustment expenses in future reporting periods as a result of continued deterioration in housing prices; the effects of a weakened economy marked by growing unemployment and wage pressures and/or continued illiquidity of the mortgage market.  The Company believes that the maximum probable development under reasonably stressful scenarios on its loss reserve is approximately $550 million.  This amount reflects stressed loss assumptions that the Company used in modeling all of its material below investment grade credits.  These scenarios were modeled by increasing defaults probabilities and default severities to reflect our view of the maximum probable deterioration likely to occur on these transactions.

Financial Guaranty Contracts Prior to Adoption of FAS 163

Prior to January 1, 2009, reserves for losses and loss adjustment expenses for non-derivative transactions in our financial guaranty direct and financial guaranty assumed reinsurance included case reserves and portfolio reserves. See the “Fair Value of Credit Derivatives” of the Critical Accounting Estimates section for more information on our derivative transactions. Case reserves were established when there was significant credit deterioration on specific insured obligations and the obligations were in default or default was probable, not necessarily upon non-payment of principal or interest by an insured. Case reserves represented the present value of expected future loss payments and LAE, net of estimated recoveries, but before considering ceded reinsurance. This reserving method was different from case reserves established by traditional property and casualty insurance companies, which establish case reserves upon notification of a claim and establish incurred but not reported (“IBNR”) reserves for the difference between actuarially estimated ultimate losses and recorded case reserves. Financial guaranty insurance and assumed reinsurance case reserves and related salvage and subrogation, if any, were discounted at the taxable equivalent yield on our investment portfolio, which was approximately 6%, during 2008.

We recorded portfolio reserves in our financial guaranty direct and financial guaranty assumed reinsurance business. Portfolio reserves were established with respect to the portion of our business for which case reserves were not established.

Portfolio reserves were not established based on a specific event, rather they were calculated by aggregating the portfolio reserve calculated for each individual transaction. Individual transaction reserves were calculated on a quarterly basis by multiplying the par in-force by the product of the ultimate loss and earning factors without regard to discounting. The ultimate loss factor was defined as the frequency of loss multiplied by the severity of loss, where the frequency was defined as the probability of default for each individual issue. The earning factor was inception to date earned premium divided by the estimated ultimate written premium for each transaction. The probability of default was estimated from rating agency data and was based on the transaction’s credit rating, industry sector and time until maturity. The severity was defined as the complement of recovery/salvage rates gathered by the rating agencies of defaulting issues and was based on the industry sector.

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

The weighted average default frequencies and severities of the Company’s portfolio reserves as of December 31, 2008 were 1.08% and 23.87%, respectively. Effective January 1, 2009, upon the adoption of FAS 163, the Company no longer maintains portfolio reserves.

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

Mortgage Guaranty and Other Lines of Business

Reserves for losses and loss adjustment expenses in our mortgage guaranty line of business include case reserves and portfolio reserves. Case reserves are established when there is significant credit deterioration on specific insured obligations and the obligations are in default or default is probable, not necessarily upon non-payment of principal or interest by an insured. Case reserves represent the present value of expected future loss payments and loss adjustment expenses, net of estimated recoveries, but before considering ceded reinsurance. This reserving method is different from case reserves established by traditional property and casualty insurance companies, which establish case reserves upon notification of a claim and establish IBNR reserves for the difference between actuarially estimated ultimate losses and recorded case reserves.

We also record portfolio reserves for our mortgage guaranty line of business in a manner consistent with our financial guaranty business prior to the adoption of FAS 163. While other mortgage guaranty insurance companies do not record portfolio reserves, rather just case reserves and IBNR reserves, we record portfolio reserves because we write business on an excess of loss basis, while other industry participants write quota share or first layer loss business. We manage and underwrite this business in the same manner as our financial guaranty insurance and reinsurance business because management believes they have similar characteristics as insured obligations of mortgage backed securities.

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

Home Equity Line of Credit (HELOC) Transactions

Specifically with respect to reserves related to our U.S. home equity line of credit (“HELOC”) and other U.S. residential mortgage exposures, there exists significant uncertainty as to the ultimate performance of these transactions. As of June 30, 2009, the Company had net par outstanding of $1.5 billion related to HELOC securitizations, of which $1.3 billion are transactions with Countrywide and $1.0 billion were written in the Company’s financial guaranty direct segment (“direct Countrywide transactions” or “Countrywide 2005-J” and “Countrywide 2007-D”).

The performance of our HELOC exposures deteriorated during 2007 and 2008 and the first six months of 2009 and transactions, particularly those originated in the period from 2005 through 2007, continue to perform below our original underwriting expectations. In accordance with our standard practice, during the three and six months ended June 30, 2009, we evaluated the most currently available information, including trends in delinquencies and charge-offs on the underlying loans, draw rates on the lines of credit, and the servicer’s ability to fulfill its contractual obligations including its obligation to fund additional draws.  In recent periods, Constant Default Rate (CDR), Constant Payment Rate (CPR), Draw Rates and delinquency percentages have fluctuated within ranges that we believe make it appropriate to use rolling averages to project future performance. Accordingly, the Company is using modeling assumptions that are based upon or which approximate recent actual historical performance to project future performance and potential losses. In the three and six months ended June 30, 2009, consistent with FAS 163, the Company modeled and probability weighted a variety of potential time periods over which an elevated CDR may potentially occur.  Further, the Company also incorporated in its loss reserve estimates the possibility that in some of those scenarios the prepayment rates increase after the stressed CDR period, leading to lower recoveries through excess spread. The Company continues to model sensitivities around the results booked using a variety of CDR rates and stress periods as well as other modeling approaches including roll rates and hybrid roll rate/CDR methods. As a result of this modeling and analysis, the Company incurred loss and loss adjustment expenses of $0.5 million and $(4.4) million for its direct Countrywide transactions during the three and six months ended June 30, 2009, respectively. The Company’s cumulative incurred loss and loss adjustment expenses on the direct Countrywide transactions as of June 30, 2009 was $93.8 million ($73.0 million after-tax). During 2009, the Company paid losses and loss adjustment expenses for its direct Countrywide transactions of $83.6 million. The Company’s cumulative paid losses and loss adjustment expenses for its direct Countrywide transactions are $253.6 million as of June 30, 2009, of which we expect to recover $159.7 million from the receipt of excess spread from future cash flows as well as funding of future draws and recoverables from breaches of representations and warranties with respect to the underlying collateral. The excess of paid losses and loss adjustment expenses over expected losses, including amounts related to these recoveries above, results in a recovery of $159.7 million, which is included in “salvage recoverable” on the balance sheet as of June 30, 2009.

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

We have modeled our HELOC exposures under a number of different scenarios, taking into account the multiple variables and structural features that materially affect transaction performance and potential losses to us. The key variables include the speed or rate at which borrowers make payments on their loans, as measured by the CPR(1) the default rate, as measured by the CDR(2) excess spread, and the amount of loans that are already delinquent more than 30 days.  We also take into account the pool factor (the percentage of the original principal balance that remains outstanding), and the timing of the remaining cash flows.  Additionally, it should be noted that our contractual rights allow us to retroactively claim that loans included in the insured pool were inappropriately included in the pool by the seller, and to put these loans back to the originator such that we would not be responsible for losses related to these loans. Such actions would benefit us by reducing potential losses. We have included in our loss model an estimated benefit for loans we expect Countrywide will repurchase.

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

The key assumptions used in our analysis of potential case loss reserves on the direct Countrywide transactions are presented in the following table:

Key Variables
Constant payment rate (CPR)	3-month average, 6.83–10.92% as of June 30, 2009
Constant default rate (CDR)	6-month average CDR of approximately 17–21% used for our initial default projections, ramping down to a steady state CDR of 1.0%
Draw rate	3-month average, 0.76–1% as of June 30, 2009
Excess spread	250 bps per annum
Repurchases of Ineligible loans by Countrywide	$195.0 million; or approximately 8.1% of original pool balance of $2.4 billion
Loss Severity	100%

Subprime, Alt-A and Closed End Second RMBS Transactions

Another type of RMBS transaction is generally referred to as “Subprime RMBS”. The collateral supporting such transactions is comprised of first-lien residential mortgage loans made to subprime borrowers. A “subprime borrower” is one considered to be a higher risk credit based on credit scores or other risk characteristics. As of June 30, 2009, we had net par outstanding of $918 million related to Subprime RMBS securitizations, of which $201 million is

(1) The CPR is the annualized rate at which the portfolio amortizes, so that a 15% CPR implies that 15% of the collateral will be retired over a one-year period.

(2) The CDR is the annualized default rate, so that a 1.0% CDR implies that 1.0% of the remaining collateral will default each year.

classified by us as Below Investment Grade risk. Of the total U.S. Subprime RMBS exposure of $918 million, $430 million is from transactions issued in the period from 2005 through 2007 and written in our direct financial guaranty segment. As of June 30, 2009, we had case reserves of $14.3 million related to our $918 million U.S. Subprime RMBS exposure, of which $3.7 million were related to our $430 million exposure in the direct financial guaranty segment for transactions issued from 2005 through 2007.

The problems affecting the subprime mortgage market have been widely reported, with rising delinquencies, defaults and foreclosures negatively impacting the performance of Subprime RMBS transactions. Those concerns relate primarily to Subprime RMBS issued in the period from 2005 through 2007. The $430 million exposure that we have to such transactions in our direct financial guaranty segment benefits from various structural protections, including credit enhancement that on average currently equals approximately 42% of the remaining principal balance of the transactions.

We also have exposure of $380 million to Closed-End Second (“CES”) RMBS transactions, of which $371 million is in the direct segment. The collateral supporting such transactions is comprised of second-lien residential mortgage loans that generally accrue interest at a fixed rate and can be amortized for periods usually up to 15 years; at the end of a loan's term, a balloon payment is typically due. As with other types of RMBS, we have seen significant deterioration in the performance of our CES transactions. On four transactions that had exposure of $320 million, as of June 30, 2009, we have seen a significant increase in delinquencies and collateral losses, which resulted in erosion of the Company’s credit enhancement and the payment of claims totaling $24.0 million during the quarter ended June 30, 2009,. Based on the Company’s analysis of these transactions and their projected collateral losses, the Company had case reserves of $36.4 million as of June 30, 2009 in its direct segment.

Another type of RMBS transaction is generally referred to as “Alt-A RMBS”. The collateral supporting such transactions is comprised of first-lien residential mortgage loans made to prime quality borrowers that lack certain ancillary characteristics that would make them prime. Included in this category is Alt-A Option ARMs, which include transactions where 66% or more of the collateral is comprised of mortgage loans that have the potential to negatively amortize. As of June 30, 2009, the Company had net par outstanding of $1.4 billion related to Alt-A RMBS securitizations. Of that amount, $1.3 billion is from transactions issued in the period from 2005 through 2007 and written in the Company’s financial guaranty direct segment. As of June 30, 2009, the Company had case reserves of $16.2 million for Alt-A and $19.3 million for the Option-ARM related to its $1.4 billion Alt-A/Option-ARM RMBS exposure, in the financial guaranty direct and reinsurance segments.

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

Life Insurance Securitizations

The Company has exposure on two life insurance reserve securitization transactions based on two discrete blocks of individual life insurance business reinsured by Scottish Re (U.S.) Inc. (“Scottish Re”).  The two transactions relate to Ballantyne Re p.l.c. (“Ballantyne”) (gross exposure of $500 million) and Orkney Re II, p.l.c. (“Orkney II”) (gross exposure of $423 million).  Under both transactions, monies raised through the issuance of the insured notes support present and future U.S. statutory life insurance reserve requirements.  The monies were invested at inception of each transaction in accounts managed by a large, well-known investment manager.  However, those investment accounts have incurred substantial mark-to-market losses since mid-year 2007, principally as a result of their exposure to subprime and Alt-A RMBS transactions.  Largely as a result of these mark-to-market losses, both we and the rating agencies have downgraded our exposure to both Ballantyne and Orkney II to below investment grade.  As regards the Ballantyne transaction, the Company is working with the directing guarantor, who has insured exposure of $900 million, to remediate the risk. On the Orkney Re II transaction, the Company, as the directing financial guarantor, is taking remedial action.

Some credit losses have been realized on the securities in the Ballantyne and Orkney Re II portfolios and significant additional credit losses are expected to occur.  Performance of the underlying blocks of life insurance business thus far generally has been in accordance with expectations.  Adverse investment experience has led the Company to fund interest short falls which, except under its most severe loss projections, it expects to be repaid.

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

In order for the Company to incur an ultimate net loss on these transactions, adverse experience on the underlying block of life insurance policies and/or credit losses in the investment portfolio would need to exceed the level of credit enhancement built into the transaction structures.   Based on its analysis of the information currently available, including estimates of future investment performance, projected credit impairments on the invested assets and performance of the blocks of life insurance business, at June 30, 2009, the Company’s case reserve is $30.9 million for the Ballantyne transaction. This case reserve reflects expected losses resulting primarily from the deterioration in the investment portfolio as discussed above. At this time we do not expect the shut off triggers or recaptures by cedants discussed above to occur. Should these events occur our losses could be significantly greater than our case reserve. The Company has not established a case loss reserve for the Orkney Re II transaction due to the fact that modeled loss scenarios project sufficient cash flows from the investment and life insurance activities so that the Company does not suffer an ultimate loss in excess of its unearned premium reserve as of June 30, 2009.

On December 19, 2008, the Company sued J.P. Morgan Investment Management Inc. (“JPMIM”), the investment manager in the Orkney II transaction, in New York Supreme Court alleging that JPMIM engaged in breaches of fiduciary duty, gross negligence and breaches of contract based upon its handling of the investments of Orkney Re II. On May 13, 2009, the Company filed a First Amended Complaint, additionally asserting the same claims in the name of Orkney II.  JPMIM has filed a motion to dismiss the First Amended Complaint.  The court has not yet acted upon the motion.

The Company has exposure to a public finance transaction for sewer service in Jefferson County, Alabama through several reinsurance treaties. The Company’s total exposure to this transaction is approximately $455 million as of June 30, 2009. The Company has made debt service payments during the year and expects to make additional payments in the near term. Through our cedants, the Company is currently in discussions with the bond issuer to structure a solution, which may result in some or all of these payments being recoverable. The Company’s loss and loss adjustment expense reserve as of June 30, 2009 is $0.9 million and the Company has incurred cumulative loss and loss adjustment expenses of $26.3 million through June 30, 2009.

A sensitivity analysis is not appropriate for our other segment reserves, since the amounts are 100% reinsured.

The following tables summarize our reserves for losses and LAE by segment and type of reserve as of the dates presented. For an explanation of changes in these reserves see “—Consolidated Results of Operations.”

	As of June 30, 2009
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
Financial Guaranty Insurance Reserves by segment and type(1):
Case	$112.1	$83.1	$0.1	$1.1	$196.4
IBNR and portfolio	N/A	N/A	2.0	1.9	3.9
Total financial guaranty insurance loss and LAE reserves	112.1	83.1	2.1	3.0	200.3
Credit Derivative Reserves by segment and type(2):
Case	77.7	5.0	—	—	82.7
Total credit derivative loss and LAE reserves	77.7	5.0	—	—	82.7
Total loss and LAE reserves, including credit derivatives	$189.8	$88.1	$2.1	$3.0	$283.0

	As of December 31, 2008
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions of U.S. dollars)
Financial Guaranty Insurance Reserves by segment and type(1):
Case	$64.2	$55.7	$0.1	$1.5	$121.5
IBNR	—	—	—	3.0	3.0
Portfolio reserves associated with fundamentally sound credits	11.8	35.5	2.5	—	49.8
Portfolio reserves associated with CMC credits	15.8	6.7	—	—	22.5
Total financial guaranty insurance loss and LAE reserves	91.8	97.9	2.6	4.5	196.8
Credit Derivative Reserves by segment and type(2):
Case	7.2	5.5	—	—	12.7
Credit derivative portfolio reserves associated with fundamentally sound credits	15.7	—	—	—	15.7
Credit derivative portfolio reserves associated with CMC credits	23.4	—	—	—	23.4
Total credit derivative loss and LAE reserves	46.3	5.5	—	—	51.8
Total loss and LAE reserves, including credit derivatives(3)	$138.1	$103.4	$2.6	$4.5	$248.6

(1)          Included in Reserves for losses and loss adjustment expenses on the Balance Sheet.

(2)          Included in Credit derivative liabilities/assets on the Balance Sheet.

(3)          Total does not add due to rounding.

N/A = Not applicable

The following table sets forth the financial guaranty insurance policy and CDS contract in-force portfolio by underlying rating:

	As of June 30, 2009		As of December 31, 2008
Ratings(1)	Net par outstanding	% of Net par outstanding	Net par outstanding	% of Net par outstanding
	(in billions of U.S. dollars)

Super senior	$27.7	11.2%	$32.4	14.5%
AAA	35.3	14.3%	40.7	18.3%
AA	50.0	20.3%	47.7	21.4%
A	88.1	35.7%	66.0	29.6%
BBB	35.5	14.4%	29.4	13.2%
Below investment grade	10.1	4.1%	6.6	3.0%
Total exposures	$246.8	100.0%	$222.7	100.0%

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

The following table provides financial guaranty insurance policy and CDS contract net par outstanding by credit monitoring category as of June 30, 2009:

	As of June 30, 2009
Description:	Net Par Outstanding	% of Net Par Outstanding	# of Policies in Category	Case Reserves(2)
	($ in millions)
Category 1	$1,209	12.0%	44	$0.1
Category 2	3,155	31.3%	282	45.8
Category 3	5,701	56.6%	432	232.1
BIG total(1)	$10,066	100.0%	758	$277.9

(1)                               Total does not add due to rounding.

(2)                               Includes case reserves on credit derivatives of $82.7 million at June 30, 2009, which balances are included in credit derivative liabilities in the Company’s consolidated balance sheets.

During the Second Quarter 2009, we added net par of approximately $0.5 billion related to U.S. RMBS, $0.2 billion related trust preferred collateralized debt obligations and $0.2 billion related to U.S. municipal obligations to our BIG list.

Prior to 2009, our surveillance department maintained a list of closely monitored credits (“CMC”). The closely monitored credits were divided into four categories: Category 1 (low priority; fundamentally sound, greater than normal risk); Category 2 (medium priority; weakening credit profile, may result in loss); Category 3 (high priority; claim/default probable, case reserve established); Category 4 (claim paid, case reserve established for future payments). The closely monitored credits included all below investment grade exposures where there was a material amount of exposure (generally greater than $10.0 million) or a material risk of the Company incurring a loss greater than $0.5 million. The closely monitored credits also included investment grade risks where credit quality was deteriorating and where, in the view of the Company, there was significant potential that the risk quality will fall below investment grade. As of December 31, 2008, the closely monitored credits included approximately 99% of our BIG exposure, and the remaining BIG exposure of $92.3 million was distributed across 89 different credits. Other than those excluded BIG credits, credits that were not included in the closely monitored credit list were categorized as fundamentally sound risks.

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

Salvage Recoverable

When the Company becomes entitled to the underlying collateral (generally a future stream of cash flows or pool assets) of an insured credit under salvage and subrogation rights as a result of a claim payment or estimates recoveries from disputed claim payments on contractual grounds, it reduces the corresponding loss reserve for a particular financial guaranty insurance policy for the estimated salvage and subrogation, in accordance with FAS 60, “Accounting and Reporting by Insurance Enterprises.” If the expected salvage and subrogation exceeds the estimated loss reserve for a policy, such amounts are recorded as a salvage recoverable asset in the Company’s balances sheets.

Fair Value of Credit Derivatives

The Company follows FAS 133, , FAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”) and FAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“FAS 155”), which establishes accounting and reporting standards for derivative instruments and FAS No. 157 “Fair Value Measurements” (“FAS 157”), which establishes a comprehensive framework for measuring fair value. FAS 133 and FAS 149 require recognition of all derivatives on the balance sheet at fair value.  FAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  FAS 157 also requires an entity maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value. The price represents that available in the principal market for the asset or liability.  If there is no principal market, then the price is based on the market that maximizes the value received for an asset or minimizes the amount paid for a liability (i.e. the most advantageous market).

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

Our unrealized gains and losses on credit derivatives represent changes in fair value of these instruments that are required to be recorded under FAS 133.  The unrealized gains and losses on credit derivatives will reduce to zero as the exposure approaches its maturity date, unless there is a payment default on the exposure or early termination. However, in the event that we terminate a credit derivative contract prior to maturity the unrealized gain or loss will be realized through realized gains or losses and other settlements on credit derivatives. Changes in the fair value of our derivative contracts do not generally reflect actual claims or credit losses, and have no impact on the Company’s claims paying resources, rating agency capital or regulatory capital positions or debt covenants.

We do not typically exit our credit derivative contracts and there are not quoted prices for our instruments or similar instruments.  Observable inputs other than quoted market prices exist; however, these inputs reflect contracts that do not contain terms and conditions similar to the credit derivatives issued by us.  Therefore, the valuation of our credit derivative contracts requires the use of models that contain significant, unobservable inputs.  Thus, we believe that our credit derivative contract valuations are in Level 3 in the fair value hierarchy of FAS 157.

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

Market conditions at June 30, 2009 were such that market prices for our CDS contracts were generally not available. Where market prices were not available, we used a combination of observable market data and valuation models, including various market indices, credit spreads, our own credit risk and estimated contractual payments to estimate the fair value of the Company’s credit derivatives. These models are primarily developed internally based on market conventions for similar transactions. Management considers the non-standard terms of its credit derivative contracts in determining the fair value of these contracts. These terms differ from credit derivatives sold by companies outside of the financial guaranty industry. The non-standard terms include the absence of collateral support agreements or immediate settlement provisions, relatively high attachment points and the fact that the Company does not exit derivatives it sells for credit protection purposes, except under specific circumstances such as exiting a line of business. Because of these terms and conditions, the fair value of the Company’s credit derivatives may not reflect the same prices observed in an actively traded market of credit default swaps that do not contain terms and conditions similar to those observed in the financial guaranty market. These models and the related assumptions are continuously reevaluated by management and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely market information.

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

The fair value adjustment recognized in our statements of operations for the three months ended June 30, 2009 (“Second Quarter 2009”) was a $(254.3) million loss compared with a $708.5 million gain for the three months ended June 30, 2008 (“Second Quarter 2008”). The fair value adjustment recognized in our statements of operations for the six months ended June 30, 2009 (“Six Months 2009”) was a $(227.3) million loss compared with a $448.9 million gain for the six months ended June 30, 2008 (“Six Months 2008”). The change in fair value for Second Quarter 2009 and Six Months 2009 was attributable to spreads widening and includes no credit losses, partially offset by the higher credit risk of the Company as indicated by the cost of credit protection on us, which decreased from 1,775 basis points at December 31, 2008 to 1,544 basis points at June 30, 2009.The change in fair value for Second Quarter 2008 and Six Months 2008 is mainly due to an increase in the market measure of the Company’s credit risk as indicated by the cost of CDS credit protection on us, which increased from 180 basis points at December 31, 2007 to 900 basis points at June 30, 2008, which was only partially offset by widening spreads of the underlying obligations.  For Second Quarter 2008 and Six Months 2008, approximately 55% and 65%, respectively, of our unrealized gain on credit derivative financial instruments is attributable to the fair value of high yield and investment grade corporate collateralized loan obligation transactions, with the balance of the change in fair values principally in the residential and commercial mortgage backed securities markets. With considerable volatility continuing in the market, the fair value adjustment amount will fluctuate significantly in future periods.

Fair Value of Committed Capital Securities (“CCS”)

The fair value of CCS Securities represents the present value of remaining expected put option premium payments under the CCS Securities agreements and the value of such estimated payments based upon the quoted price for such premium payments as of June 30, 2009 and December 31, 2008. The $10.2 million and $51.1 million fair value asset for CCS Securities as of June 30, 2009 and December 31, 2008, respectively, is included in the consolidated balance sheets. Changes in fair value of this asset are included in fair value gain (loss) on committed capital securities in the consolidated statements of operations and comprehensive income. The Second Quarter 2009 and Six Months 2009 amounts also included a fair value loss of $(60.6) million and $(40.9) million, pre-tax, respectively, related to Assured Guaranty Corp.’s CCS Securities as resulting of the widening of the Company’s credit spreads. The Second Quarter 2008 and Six Months 2008 amounts also included a fair value gain of $8.9 million and $17.4 million, pre-tax, respectively, related to Assured Guaranty Corp.’s CCS Securities as resulting of the widening of the Company’s credit spreads.

Valuation of Investments

As of June 30, 2009 and December 31, 2008, we had total investments of $4.6 billion and $3.6 billion, respectively. The fair values of all of our investments are calculated from independent market valuations. The fair values of the Company’s U.S. Treasury securities are primarily determined based upon broker dealer quotes obtained from several independent active market makers. The fair values of the Company’s portfolio other than U.S. Treasury securities are determined primarily using matrix pricing models. The matrix pricing models incorporate factors such as tranche type, collateral coupons, average life, payment speeds, and spreads, in order to calculate the fair values of specific securities owned by the Company.  As of June 30, 2009, under FAS 157, all of our fixed maturity securities were classified as Level 2 and our short-term investments were classified as either Level 1 or Level 2.

As of June 30, 2009, approximately 74% of our investments were long-term fixed maturity securities, and our portfolio had an average duration of 3.3 years, compared with 87% and 4.1 years as of December 31, 2008. Changes in interest rates affect the value of our fixed maturity portfolio. As interest rates fall, the fair value of fixed maturity securities increases and as interest rates rise, the fair value of fixed maturity securities decreases. The Company’s portfolio is comprised primarily of high-quality, liquid instruments. We continue to receive sufficient information to value our investments and have not had to modify our approach due to the current market conditions.

Other Than Temporary Impairment (“OTTI”) Methodology

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

•                  whether loss of investment principal is anticipated;

•                  whether scheduled interest payments are past due; and

•                  whether the Company has the intent to sell a security prior to its recovery in fair value.

If we believe a decline in the value of a particular investment is temporary, we record the decline as an unrealized loss on our balance sheet in “accumulated other comprehensive income” in shareholders’ equity.

As discussed in more detail below, prior to April 1, 2009, the reviews for impairment of investments were conducted pursuant to FSP No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”). And accordingly, any unrealized loss identified as other than temporary was recorded directly in the consolidated statement of income. As of April 1, 2009, we adopted FSP 115-2. Accordingly, any credit-related impairment related to debt securities the Company does not plan to sell and is more-likely-than-not not to be required to sell is recognized in the consolidated statement of income, with the non-credit-related impairment recognized in other comprehensive income (“OCI”). For other impaired debt securities, the entire impairment is recognized in the consolidated statement of income.

We adopted FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”) on April 1, 2009. Effective with the adoption of FSP 115-2 we recognize an OTTI loss in earnings for a debt security in an unrealized loss position when either (a) we have the intent to sell the debt security or (b) it is more likely than not we will be required to sell the debt security before its anticipated recovery. For all debt securities in unrealized loss positions that do not meet either of these two criteria, we analyze the ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. If the net present value is less than the amortized cost of the investment, an OTTI loss is recorded. The net present value is calculated by discounting our best estimate of projected future cash flows at the effective interest rate implicit in the debt security prior to impairment. Our estimates of projected future cash flows are driven by assumptions regarding probability of default and estimates regarding timing and amount of recoveries associated with a default. We develop these estimates using information based on historical experience, credit analysis of an investment, as mentioned above, and market observable data, such as industry analyst reports and forecast, sector credit ratings and other data relevant to the collectability of the security. For mortgage-backed and asset-backed securities, cash flow estimates also include prepayment assumptions and other assumptions regarding the underlying collateral including default rates, recoveries and changes in value. The determination of the assumptions used in these projections requires the use of significant management judgment.

Prior to adoption of FSP 115-2 on April 1, 2009, if we believed the decline was “other than temporary,” we wrote down the carrying value of the investment and recorded a realized loss in our statement of operations equal to the total difference between amortized cost and fair value at the impairment measurement date.

In periods subsequent to the recognition of an OTTI loss, the impaired debt security is accounted for as if it had been purchased on the measurement date of the impairment. Accordingly, the discount (or reduced premium) based on the new cost basis is accreted into net investment income in future periods based upon the amount and timing of expected future cash flows of the security, if the recoverable value of the investment based upon those cash flows is greater than the carrying value of the investment after the impairment.

Our assessment of a decline in value includes management’s current assessment of the factors noted above. If that assessment changes in the future, we may ultimately record a loss after having originally concluded that the decline in value was temporary.

As part of our OTTI review process, we consider the nature of the investment, the cause for the impairment (interest or credit related), the severity (both as a percentage of book value and absolute dollars) and duration of the impairment and any other available evidence, such as discussions with investment advisors, volatility of the securities fair value, recent news reports, etc., when performing our assessment.

As of June 30, 2009, excluding the securities described above, the Company’s gross unrealized loss position stood at $100.7 million compared to $122.5 million at December 31, 2008. The $21.8 million decrease in gross unrealized losses was primarily attributable to municipal securities, $30.1 million, and partially offset by an increase in gross unrealized losses in mortgage- and asset backed securities, $6.9 million. The decrease in gross unrealized losses during the six months ended June 30, 2009 was related to the recovery of liquidity in the financial markets offset in part by a $62.2 million transition adjustment for adoption of FSP 115-2.

As of June 30, 2009, the Company had 95 securities in an unrealized loss position for greater than 12 months, representing a gross unrealized loss of $48.8 million. Of these securities, 27 securities had unrealized losses greater than 10% of book value. The total unrealized loss for these securities as of June 30, 2009 was $31.1 million. This unrealized loss is primarily attributable to the market illiquidity and volatility in the U.S. economy mentioned above and not specific to individual issuer credit. Except as noted below, the Company has recognized no other than temporary impairment losses.

The Company recognized $14.8 million and $33.3 million of other than temporary impairment losses substantially related to mortgage backed and corporate securities for the three and six months ended June 30, 2009, respectively. The 2009 OTTI represents the credit component of the changes in unrealized losses for impaired securities. The Company intends to hold these securities until there is a recovery in their value. The Company continues to monitor the value of these investments. Future events may result in further impairment of the Company’s investments. The Company wrote down $0.3 million of investments for other than temporary impairment losses for the three- and six-month periods ended June 30, 2008.

The following table summarizes the unrealized losses in our investment portfolio by type of security and the length of time such securities have been in a continuous unrealized loss position as of the dates indicated:

	As of June 30, 2009		As of December 31, 2008(1)
Length of Time in Continuous Unrealized Loss Position	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	($ in millions)
U.S. Government and agencies
0-6 months	$277.6	$(2.5)	$—	$—
7-12 months	—	—	8.0	—
Greater than 12 months	—	—	—	—
	277.6	(2.5)	8.0	—

Obligations of state and political subdivisions
0-6 months	81.1	(0.9)	168.8	(5.8)
7-12 months	13.8	(0.3)	310.6	(22.9)
Greater than 12 months	332.3	(20.1)	137.9	(22.7)
	427.2	(21.3)	617.3	(51.4)

Corporate and foreign government securities
0-6 months	59.7	(3.1)	23.7	(1.7)
7-12 months	9.9	(1.8)	81.9	(8.5)
Greater than 12 months	84.4	(6.1)	14.2	(1.6)
	154.0	(11.0)	119.8	(11.8)

Residential mortgage-backed securities
0-6 months	131.6	(25.7)	8.0	(2.0)
7-12 months	8.6	(4.1)	38.4	(15.7)
Greater than 12 months	17.2	(5.0)	38.2	(2.8)
	157.4	(34.8)	84.6	(20.5)

Commercial mortgage-backed securities
0-6 months	47.9	(11.5)	62.3	(6.3)
7-12 months	26.4	(1.6)	72.7	(20.5)
Greater than 12 months	104.6	(17.6)	36.2	(4.5)
	178.9	(30.7)	171.2	(31.3)

Asset-backed securities
0-6 months	24.8	(0.1)	73.2	(7.2)
7-12 months	1.6	(0.3)	—	—
Greater than 12 months	—	—	—	—
	26.4	(0.4)	73.2	(7.2)

Preferred stock
0-6 months	—	—	12.4	(0.3)
7-12 months	—	—	—	—
Greater than 12 months	—	—	—	—
	—	—	12.4	(0.3)
Total	$1,221.5	$(100.7)	$1,086.5	$(122.5)

(1)          December 31, 2008 amounts are not comparable to June 30, 2009 due to adoption of FSP 115-2 effective April 1, 2009.

The following table summarizes the unrealized losses in our investment portfolio by type of security and remaining time to maturity as of the dates indicated:

	As of June 30, 2009		As of December 31, 2008 (1)
Remaining Time to Maturity	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	($ in millions)
U.S. Government and agencies
Due in one year or less	$8.0	$—	$8.0	$—
Due after one year through five years	236.4	(2.3)	—	—
Due after five years through ten years	33.2	(0.2)	—	—
Due after ten years	—	—	—	—
	277.6	(2.5)	8.0	—

Obligations of state and political subdivisions
Due in one year or less	—	—	—	—
Due after one year through five years	—	—	5.4	—
Due after five years through ten years	30.4	(0.9)	42.4	(2.6)
Due after ten years	396.8	(20.4)	569.5	(48.8)
	427.2	(21.3)	617.3	(51.4)

Corporate and foreign government securities
Due in one year or less	1.0	—	0.8	—
Due after one year through five years	29.5	(0.8)	23.9	(1.2)
Due after five years through ten years	105.4	(5.0)	72.6	(6.6)
Due after ten years	18.1	(5.2)	22.5	(4.0)
	154.0	(11.0)	119.8	(11.8)

Residential mortgage-backed securities	157.4	(34.8)	84.6	(20.5)

Commercial mortgage-backed securities	178.9	(30.7)	171.2	(31.3)

Asset-backed securities	26.4	(0.4)	73.2	(7.2)

Preferred stock	—	—	12.4	(0.3)

Total	$1,221.5	$(100.7)	$1,086.5	$(122.5)

(1)          December 31, 2008 amounts are not comparable to June 30, 2009 due to adoption of FSP 115-2 effective April 1, 2009.

The following table summarizes, for all securities sold at a loss through June 30, 2009 and 2008, the fair value and realized loss by length of time such securities were in a continuous unrealized loss position prior to the date of sale:

	Three Months Ended June 30,
	2009		2008
Length of Time in Continuous Unrealized Loss Prior to Sale	Estimated Fair Value	Gross Realized Losses	Estimated Fair Value	Gross Realized Losses
	($ in millions)
U.S. Government and agencies
0-6 months	$—	$—	$—	$—
7-12 months	—	—	—	—
Greater than 12 months	—	—	—	—
	—	—	—	—

Obligations of state and political subdivisions
0-6 months	24.5	(0.3)	—	—
7-12 months	—	—	—	—
Greater than 12 months	4.2	(0.1)	—	—
	28.7	(0.4)	—	—

Corporate and foreign government securities
0-6 months	0.4	—	1.1	—
7-12 months	—	—	—	—
Greater than 12 months	—	—	—	—
	0.4	—	1.1	—

Residential mortgage-backed securities
0-6 months	57.8	(2.8)	38.1	(0.3)
7-12 months	—	—	—	—
Greater than 12 months	2.5	(12.0)	4.2	(0.1)
	60.3	(14.8)	42.3	(0.4)

Commercial mortgage-backed securities
0-6 months	—	—	8.7	(0.1)
7-12 months	—	—	—	—
Greater than 12 months	—	—	—	—
	—	—	8.7	(0.1)

Asset-backed securities
0-6 months	—	—	—	—
7-12 months	—	—	—	—
Greater than 12 months	—	—	—	—
	—	—	—	—

Preferred stock(1)
0-6 months	—	—	4.6	(0.3)
7-12 months	—	—	—	—
Greater than 12 months	—	—	—	—
	—	—	4.6	(0.3)

Total	$89.4	$(15.2)	$56.7	$(0.8)

(1)          2008 amount relates to other than temporary impairment losses.

	Six Months Ended June 30,
	2009		2008
Length of Time in Continuous Unrealized Loss Prior to Sale	Estimated Fair Value	Gross Realized Losses	Estimated Fair Value	Gross Realized Losses
	($ in millions)
U.S. Government and agencies
0-6 months	$—	$—	$—	$—
7-12 months	—	—	—	—
Greater than 12 months	—	—	—	—
	—	—	—	—

Obligations of state and political subdivisions
0-6 months	24.6	(0.3)	2.5	(0.3)
7-12 months	—	—	—	—
Greater than 12 months	7.8	(1.8)	—	—
	32.4	(2.1)	2.5	(0.3)

Corporate and foreign government securities
0-6 months	1.5	(0.4)	1.5	—
7-12 months	7.3	(6.9)	2.1	—
Greater than 12 months	0.8	(0.2)	—	—
	9.6	(7.5)	3.6	—

Residential mortgage-backed securities
0-6 months	57.8	(2.9)	42.9	(0.4)
7-12 months	10.2	(15.4)	—	—
Greater than 12 months	23.3	(12.2)	4.2	(0.1)
	91.3	(30.5)	47.1	(0.5)

Commercial mortgage-backed securities
0-6 months	—	—	8.8	(0.1)
7-12 months	—	—	1.2	—
Greater than 12 months	—	—	1.2	—
	—	—	11.2	(0.1)

Asset-backed securities
0-6 months	—	—	—	—
7-12 months	—	—	—	—
Greater than 12 months	—	—	—	—
	—	—	—	—

Preferred stock(1)
0-6 months	11.2	(1.5)	4.6	(0.3)
7-12 months	—	—	—	—
Greater than 12 months	—	—	—	—
	11.2	(1.5)	4.6	(0.3)

Total	$144.5	$(41.6)	$69.0	$(1.2)

(1)          2008 amount relates to other than temporary impairment losses.

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

In our reinsurance businesses, we estimate the ultimate written and earned premiums to be received from a ceding company at the end of each quarter and the end of each year because some of our ceding companies report premium data anywhere from 30 to 90 days after the end of the relevant period. Written premiums reported in our statement of operations are based upon reports received from ceding companies supplemented by our own estimates of premium for which ceding company reports have not yet been received. As of June 30, 2009 and December 31, 2008, the assumed premium estimate and related ceding commissions included in our unaudited interim consolidated financial statements were $1.0 million and $0.3 million and $5.4 million and $1.0 million, respectively. Key assumptions used to arrive at management’s best estimate of assumed premiums are premium amounts reported historically and informal communications with ceding companies. Differences between such estimates and actual amounts are recorded in the period in which the actual amounts are determined. Historically, the differences have not been material. We do not record a provision for doubtful accounts related to our assumed premium estimate. Historically there have not been any material issues related to the collectibility of assumed premium. No provision for doubtful accounts related to our premium receivable was recorded for June 30, 2009 or December 31, 2008.

Prior to Adoption of FAS 163

Prior to January 1, 2009, upfront premiums were earned in proportion to the expiration of the amount at risk. Each installment premium was earned ratably over its installment period, generally one year or less. Premium earnings under both the upfront and installment revenue recognition methods were based upon and were in proportion to the principal amount guaranteed and therefore resulted in higher premium earnings during periods where guaranteed principal was higher. For insured bonds for which the par value outstanding was declining during the insurance period, upfront premium earnings were greater in the earlier periods thus matching revenue recognition with the underlying risk. The premiums were allocated in accordance with the principal amortization schedule of the related bond issue and were earned ratably over the amortization period. When an insured issue was retired early, was called by the issuer, or was in substance paid in advance through a refunding accomplished by placing U.S. Government securities in escrow, the remaining unearned premium reserves were earned at that time.

Unearned premium reserves represented the portion of premiums written that was applicable to the unexpired amount at risk of insured bonds.

Deferred Acquisition Costs

Acquisition costs incurred, other than those associated with credit derivative products, that vary with and are directly related to the production of new business are deferred in proportion to written premium and amortized in relation to earned premiums. These costs include direct and indirect expenses such as ceding commissions, brokerage expenses and the cost of underwriting and marketing personnel. As of June 31, 2009 and December 31, 2008, we had deferred acquisition costs of $374.1 million and $288.6 million, respectively. Ceding commissions paid to primary insurers are the largest component of deferred acquisition costs, constituting 68% and 59% of total deferred acquisition costs as of June 30, 2009 and December 31, 2008, respectively. Management uses its judgment in determining what types of costs should be deferred, as well as what percentage of these costs should be deferred. We annually conduct a study to determine which operating costs vary with, and are directly related to, the acquisition of new business and qualify for deferral. Ceding commissions received on premiums we cede to other reinsurers reduce acquisition costs. Anticipated losses, LAE and the remaining costs of servicing the insured or reinsured business are considered in determining the recoverability of acquisition costs. Acquisition costs associated with credit derivative products are expensed as incurred. When an insured issue is retired early, as discussed above in the Premium Revenue Recognition section of these Critical Accounting Estimates, the remaining related deferred acquisition cost is expensed at that time. Upon the adoption of FAS 163, ceding commissions associated with future installment premiums on assumed and ceded reinsurance business were recorded in deferred acquisition costs.

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

The U.S. Internal Revenue Service (“IRS”) has completed audits of all of the Company’s U.S. subsidiaries’ federal income tax returns for taxable years through 2001. In September 2007, the IRS completed its audit of tax years 2002 through 2004 for Assured Guaranty Overseas US Holdings Inc. and subsidiaries, which includes Assured Guaranty Overseas US Holdings Inc., AGRO, Assured Guaranty Mortgage Insurance Company and AG Intermediary Inc. As a result of the audit there were no significant findings and no cash settlements with the IRS. In addition the IRS is reviewing Assured Guaranty US Holdings Inc. and subsidiaries for tax years 2002 through the date of the IPO. AGUS includes Assured Guaranty US Holdings Inc., AGC and AG Financial Products and were part of the consolidated tax return of a subsidiary of ACE Limited (“ACE”), our former parent, for years prior to the IPO. The Company is indemnified by ACE for any potential tax liability associated with the tax examination of AGUS as it relates to years prior to the IPO. In addition, tax years 2005 and subsequent remain open.

Deferred Income Taxes

As of June 30, 2009 and December 31, 2008, we had a net deferred income tax asset of $209.1 million and $129.1 million, respectively. Certain of our subsidiaries are subject to U.S. income tax. Deferred income tax assets and liabilities are established for the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Such temporary differences relate principally to unrealized gains and losses on investments and credit derivatives, deferred acquisition costs, reserves for losses and LAE, unearned premium reserves, net operating loss carryforwards (“NOLs”) and statutory contingency reserves. A valuation allowance is recorded to reduce a deferred tax asset to the amount that in management’s opinion is more likely than not to be realized.

As of both June 30, 2009 and December 31, 2008, AGRO had a standalone NOL of $47.9 million, which is available to offset its future U.S. taxable income. The Company has $27.2 million of this NOL available through 2017 and $20.7 million available through 2023. AGRO’s stand alone NOL is not permitted to offset the income of any other members of AGRO’s consolidated group due to certain tax regulations. Assured Guaranty Mortgage

Insurance Company (“AGMIC”) is a member of the same consolidated tax group as AGRO. In Six Months 2009 AGMIC had a projected NOL of $2.4 million which would be available through 2020.

Under applicable accounting rules, we are required to establish a valuation allowance for NOLs that we believe are more likely than not to expire before being utilized. Management has assessed the likelihood of realization of all of its deferred tax assets. Based on this analysis, management believes it is more likely than not that $20.0 million of AGRO’s $47.9 million NOL will not be utilized before it expires and has established a $7.0 million valuation allowance related to the NOL deferred tax asset. In addition, for the three months ended June 30, 2009, management assessed that a valuation allowance of $3.4 million is no longer necessary for AGMIC due to the decrease in loss reserves in the same period. Management believes that all other deferred income taxes are more-likely-than-not to be realized. The valuation allowance is subject to considerable judgment, is reviewed quarterly and will be adjusted to the extent actual taxable income differs from estimates of future taxable income that may be used to realize NOLs or capital losses.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007.   The total liability for unrecognized tax benefits as of both June 30, 2009 and December 31, 2008 was $5.1 million and is included in other liabilities on the balance sheet. The Company does not believe it is reasonably possible that this amount will change significantly in the next twelve months.  The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.

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

The Company initially recorded a $49.0 million reduction of its existing deferred tax liability, based on an estimate of the ultimate resolution of the Section 338(h)(10) election. Under the tax allocation agreement, the Company estimated that, as of the IPO date, it was obligated to pay $20.9 million to AFS and accordingly established this amount as a liability. The initial difference, which is attributable to the change in the tax basis of certain liabilities for which there is no associated step-up in the tax basis of its assets and no amounts due to AFS, resulted in an increase to additional paid-in capital of $28.1 million. As of June 30, 2009 and December 31, 2008, the liability for tax basis step-up adjustment, which is included in the Company’s balance sheets in “Other liabilities,” were $8.8 million and $9.1 million, respectively. The Company has paid ACE and correspondingly reduced its liability by $0.4 million and $0.4 million in Six Months 2009 and Six Months 2008, respectively.

Accounting for Share-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of FAS No. 123 (revised), “Share-Based Payment” (“FAS 123R”) using the modified prospective transition method. Share-based compensation expense in Second Quarter 2009 and Second Quarter 2008 was $1.6 million ($1.2 million after tax) and $2.0 million ($1.5 million after tax), respectively.  Share-based compensation expense in Six Months 2009 and Six Months 2008 was $5.3 million ($4.3 million after tax) and $8.4 million ($6.9 million after tax), respectively. The effect on basic and diluted earnings per share for Second Quarter 2009 and Six Months 2009 was $0.01 and $0.05, respectively. The effect on basic and diluted earnings per share for Second Quarter 2008 and Six Months 2008 was $0.02 and $0.08, respectively.  Second Quarter 2009 and Second Quarter 2008 expense included $(0.1) million ($(0.1) million after tax) and $(0.2) million ($(0.2) million after tax), respectively, related to accelerated vesting for stock award grants to retirement-eligible employees. Six Months Quarter 2009 and Six Months 2008 expense included $2.0 million ($1.7 million after tax) and $3.7 million ($3.3 million after tax), respectively, related to accelerated vesting for stock award grants to retirement-eligible employees.

Accounting for Cash-Based Compensation

The Company recognized approximately $0.9 million ($0.6 million after tax) and $0.8 million ($0.6 million after tax) of expense for performance retention awards in Second Quarter 2009 and Second Quarter 2008, respectively. The Company recognized approximately $6.2 million ($5.1 million after tax) and $6.3 million ($5.2 million after tax) of expense for performance retention awards in Six Months 2009 and Six Months 2008, respectively. Included in Second Quarter 2009 and Six Months 2009 amounts were $0 million and $4.3 million, respectively, of accelerated expense related to retirement-eligible employees. Included in Second Quarter 2008 and Six Months 2008 amounts were $0 million and $4.6 million, respectively, of accelerated expense related to retirement-eligible employees.

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

The tables below provide information on the risk ratings and certain other risk characteristics of the Company’s RMBS, subprime RMBS, CDOs of ABS and Prime exposures as of June 30, 2009 (dollars in millions):

Distribution of U.S. RMBS by Rating (1) and by Segment as of June 30, 2009

	Direct		Reinsurance		Total
	Net Par		Net Par		Net Par
Ratings(1):	Outstanding	%	Outstanding	%	Outstanding	%
Super senior	$2,660	16.9%	$—	—	$2,660	15.9%
AAA	2,615	16.6%	142	15.1%	2,758	16.5%
AA	830	5.3%	88	9.3%	918	5.5%
A	1,900	12.1%	110	11.7%	2,010	12.0%
BBB	1,909	12.1%	113	12.0%	2,022	12.1%
Below investment grade	5,841	37.1%	490	52.0%	6,331	37.9%
	$15,755	100.0%	$943	100.0%	$16,698	100.0%

Distribution of U.S. RMBS by Rating (1), December 31, 2006 to June 30, 2009

Ratings(1):	12/31/06	12/31/07	12/31/08	06/30/09
Super senior	41.4%	35.4%	34.7%	15.9%
AAA	23.1%	33.9%	9.1%	16.5%
AA	0.3%	5.0%	8.5%	5.5%
A	9.2%	6.4%	13.4%	12.0%
BBB	25.1%	9.1%	10.4%	12.1%
Below investment grade	0.9%	10.1%	24.0%	37.9%
	100.0%	100.0%	100.0%	100.0%

Distribution of U.S. RMBS by Rating (1) and Type of Exposure as of June 30, 2009

Year insured:	Prime First Lien	Prime Closed End Seconds	Prime HELOC	Alt-A First Lien	Alt-A Option ARMs	Subprime First Lien	Total Net Par Outstanding
Super senior	$—	$—	$—	$—	$—	$2,660	$2,660
AAA	13	53	10	2,485	5	192	2,758
AA	72	—	7	697	—	142	918
A	31	3	8	501	200	1,267	2,010
BBB	138	—	93	436	86	1,269	2,022
Below investment grade	673	325	1,393	1,816	1,215	909	6,331
Total exposures	$927	$381	$1,510	$5,935	$1,505	$6,440	$16,698

Distribution of U.S. RMBS by Year Insured and Type of Exposure as of June 30, 2009

Year insured:	Prime First Lien	Prime Closed End Seconds	Prime HELOC	Alt-A First Lien	Alt-A Option ARMs	Subprime First Lien	Total Net Par Outstanding
2004 and prior	$119	$3	$132	$82	$68	$467	$870
2005	194	—	655	377	49	85	1,361
2006	1	5	120	56	74	4,372	4,628
2007	614	373	603	3,043	1,170	1,491	7,294
2008	—	—	—	2,376	144	24	2,545
2009	—	—	—	—	—	—	—
Total exposures	$927	$381	$1,510	$5,935	$1,505	$6,440	$16,698

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

Distribution of U.S. RMBS by Rating (1) and Year Insured as of June 30, 2009

	Super	AAA	AA	A	BBB	BIG
Year insured:	Senior	Rated	Rated	Rated	Rated	Rated	Total
2004 and prior	$—	$172	$91	$149	$208	$250	$870
2005	—	51	155	102	191	862	1,361
2006	2,660	96	135	705	731	302	4,628
2007	—	62	537	896	893	4,905	7,294
2008	—	2,376	—	157	—	12	2,545
2009	—	—	—	—	—	—	—
	$2,660	$2,758	$918	$2,010	$2,022	$6,331	$16,698

% of total	15.9%	16.5%	5.5%	12.0%	12.1%	37.9%	100.0%

Distribution of U.S. Prime HELOC RMBS by Rating (1) and Year Insured as of June 30, 2009

	Super	AAA	AA	A	BBB	BIG
Year insured:	Senior	Rated	Rated	Rated	Rated	Rated	Total
2004 and prior	$—	$0	$6	$5	$75	$45	$132
2005	—	—	—	2	14	639	655
2006	—	—	—	—	3	117	120
2007	—	10	1	0	1	591	603
2008	—	—	—	—	—	—	—
2009	—	—	—	—	—	—	—
	$—	$10	$7	$8	$93	$1,393	$1,510

% of total	0.0%	0.6%	0.5%	0.5%	6.1%	92.2%	100.0%

Distribution of U.S. Closed End Seconds RMBS by Rating (1) and Year Insured as of June 30, 2009

	Super	AAA	AA	A	BBB	BIG
Year insured:	Senior	Rated	Rated	Rated	Rated	Rated	Total
2004 and prior	$—	$0	$—	$2	$—	$—	$3
2005	—	—	—	—	—	—	—
2006	—	—	—	—	—	5	5
2007	—	53	—	1	—	320	373
2008	—	—	—	—	—	—	—
2009	—	—	—	—	—	—	—
	$—	$53	$—	$3	$—	$325	$381

% of total	0.0%	13.9%	0.0%	0.8%	0.0%	85.3%	100.0%

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

Distribution of U.S. Alt-A RMBS by Rating (1) and Year Insured as of June 30, 2009

	Super	AAA	AA	A	BBB	BIG
Year insured:	Senior	Rated	Rated	Rated	Rated	Rated	Total
2004 and prior	$—	$12	$7	$41	$22	$—	$82
2005	—	46	155	26	39	111	377
2006	—	50	—	—	—	6	56
2007	—	—	536	433	375	1,699	3,043
2008	—	2,376	—	—	—	—	2,376
2009	—	—	—	—	—	—	—
	$—	$2,485	$697	$501	$436	$1,816	$5,935

% of total	0.0%	41.9%	11.8%	8.4%	7.4%	30.6%	100.0%

Distribution of U.S. Alt-A Option ARM RMBS by Rating (1) and Year Insured as of June 30, 2009

	Super	AAA	AA	A	BBB	BIG
Year insured:	Senior	Rated	Rated	Rated	Rated	Rated	Total
2004 and prior	$—	$—	$—	$51	$16	$—	$68
2005	—	3	—	2	1	43	49
2006	—	1	—	—	4	69	74
2007	—	—	—	2	65	1,104	1,170
2008	—	—	—	144	—	—	144
2009	—	—	—	—	—	—	—
	$—	$5	$—	$200	$86	$1,215	$1,505

% of total	0.0%	0.3%	0.0%	13.3%	5.7%	80.7%	100.0%

Distribution of U.S. Subprime RMBS by Rating (1) and Year Insured as of June 30, 2009

	Super	AAA	AA	A	BBB	BIG
Year insured:	Senior	Rated	Rated	Rated	Rated	Rated	Total
2004 and prior	$—	$147	$6	$18	$91	$205	$467
2005	—	1	—	71	2	11	85
2006	2,660	44	135	705	724	104	4,372
2007	—	—	1	461	452	578	1,491
2008	—	—	—	13	—	12	24
2009	—	—	—	—	—	—	—
	$2,660	$192	$142	$1,267	$1,269	$909	$6,440

% of total	41.3%	3.0%	2.2%	19.7%	19.7%	14.1%	100.0%

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

Distribution of Financial Guaranty Direct U.S. RMBS by Rating(1) and Type of Exposure as of June 30, 2009

Ratings(1):	Prime First Lien	Prime Closed End Seconds	Prime HELOC	Alt-A First Lien	Alt-A Option ARMs	Subprime First Lien	Total Net Par Outstanding
Super senior	$—	$—	$—	$—	$—	$2,660	$2,660
AAA	—	51	—	2,433	—	132	2,615
AA	—	—	—	695	—	135	830
A	—	—	—	473	196	1,230	1,900
BBB	134	—	20	433	81	1,240	1,909
Below investment grade	667	320	1,058	1,788	1,192	816	5,841
Total exposures	$801	$371	$1,078	$5,823	$1,469	$6,213	$15,755

Distribution of Financial Guaranty Direct U.S. RMBS by Year Insured as of June 30, 2009

Year insured:	Prime First Lien	Prime Closed End Seconds	Prime HELOC	Alt-A First Lien	Alt-A Option ARMs	Subprime First Lien	Total Net Par Outstanding
2004 and prior	$—	$—	$20	$48	$66	$322	$456
2005	187	—	536	371	39	71	1,204
2006	—	—	—	—	53	4,348	4,401
2007	614	371	522	3,027	1,167	1,473	7,173
2008	—	—	—	2,376	144	—	2,521
2009	—	—	—	—	—	—	—
	$801	$371	$1,078	$5,823	$1,469	$6,213	$15,755

Distribution of Financial Guaranty Direct U.S. RMBS by Year Issued as of June 30, 2009

Year issued:	Prime First Lien	Prime Closed End Seconds	Prime HELOC	Alt-A First Lien	Alt-A Option ARMs	Subprime First Lien	Total Net Par Outstanding
2004 and prior	$—	$—	$20	$48	$66	$322	$456
2005	187	—	536	371	39	3,519	4,652
2006	—	—	—	345	53	1,899	2,298
2007	614	371	522	5,058	1,311	474	8,350
2008	—	—	—	—	—	—	—
2009	—	—	—	—	—	—	—
	$801	$371	$1,078	$5,823	$1,469	$6,213	$15,755

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

Distribution of Financial Guaranty Direct U.S. RMBS Net Par Outstanding by Rating(1) and Year Issued as of June 30, 2009

	Super	AAA	AA	A	BBB	BIG
Year issued:	Senior	Rated	Rated	Rated	Rated	Rated	Total
2004 and prior	$—	$98	$5	$64	$122	$167	$456
2005	1,760	90	290	803	897	813	4,652
2006	900	262	—	24	450	662	2,298
2007	—	2,165	536	1,009	440	4,199	8,350
2008	—	—	—	—	—	—	—
2009	—	—	—	—	—	—	—
	$2,660	$2,615	$830	$1,900	$1,909	$5,841	$15,755

% of total	16.9%	16.6%	5.3%	12.1%	12.1%	37.1%	100.0%

Distribution of Financial Guaranty Direct U.S. RMBS Net Par Outstanding by Rating(1) and Year Insured as of June 30, 2009

	Super	AAA	AA	A	BBB	BIG
Year issued:	Senior	Rated	Rated	Rated	Rated	Rated	Total
2004 and prior	$—	$98	$5	$64	$122	$167	$456
2005	—	46	155	98	174	733	1,204
2006	2,660	44	135	705	724	133	4,401
2007	—	51	536	889	890	4,808	7,173
2008	—	2,376	—	144	—	—	2,521
2009	—	—	—	—	—	—	—
	$2,660	$2,615	$830	$1,900	$1,909	$5,841	$15,755

% of total	16.9%	16.6%	5.3%	12.1%	12.1%	37.1%	100.0%

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

Distribution of Financial Guaranty Direct U.S. Mortgage-Backed Securities Issued January 1, 2005 or Later by Exposure Type, Average Pool Factor, Subordination, Cumulative Losses and 60+ Day Delinquencies as of June 30, 2009 (1)

U.S. Prime First Lien

Year issued:	Net Par Outstanding	Pool Factor(2)	Subordination (3)	Cumulative Losses (4)	60+ Day Delinquencies (5)	Number of Transactions
2005	$187	69.2%	5.4%	0.2%	4.7%	6
2006	N/A	N/A	N/A	N/A	N/A	N/A
2007	614	83.2%	11.1%	0.7%	7.1%	1
2008	N/A	N/A	N/A	N/A	N/A	N/A
2009	N/A	N/A	N/A	N/A	N/A	N/A
	$801	79.9%	9.8%	0.6%	6.5%	7

U.S. Prime CES

Year issued:	Net Par Outstanding	Pool Factor(2)	Subordination (3)	Cumulative Losses (4)	60+ Day Delinquencies (5)	Number of Transactions
2005	N/A	N/A	N/A	N/A	N/A	N/A
2006	N/A	N/A	N/A	N/A	N/A	N/A
2007	$371	56.2%	20.6%	34.7%	20.0%	5
2008	N/A	N/A	N/A	N/A	N/A	N/A
2009	N/A	N/A	N/A	N/A	N/A	N/A
	$371	56.2%	20.6%	34.7%	20.0%	5

U.S. Prime HELOC

Year issued:	Net Par Outstanding	Pool Factor(2)	Subordination (3)	Cumulative Losses (4)	60+ Day Delinquencies (5)	Number of Transactions
2005	$536	29.7%	0.0%	13.4%	16.0%	2
2006	N/A	N/A	N/A	N/A	N/A	N/A
2007	522	58.5%	0.0%	20.8%	11.3%	2
2008	N/A	N/A	N/A	N/A	N/A	N/A
2009	N/A	N/A	N/A	N/A	N/A	N/A
	$1,058	44.0%	0.0%	17.1%	13.7%	4

U.S. Alt-A First Lien

Year issued:	Net Par Outstanding	Pool Factor(2)	Subordination (3)	Cumulative Losses (4)	60+ Day Delinquencies (5)	Number of Transactions
2005	$371	57.9%	11.8%	1.1%	11.8%	13
2006	345	71.4%	39.2%	4.2%	31.9%	2
2007	5,058	74.9%	20.3%	2.2%	26.4%	11
2008	N/A	N/A	N/A	N/A	N/A	N/A
2009	N/A	N/A	N/A	N/A	N/A	N/A
	$5,775	73.6%	20.9%	2.3%	25.8%	26

(1) For this release, net par outstanding is based on values as of June 2009. All performance information such as pool factor, subordination, cumulative losses and delinquency is based on June 2009 information obtained from Intex, Bloomberg, and/or provided by the trustee (except for CES, Alt-A, and Subprime, which is based on May) and may be subject to restatement or correction.

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

Distribution of Financial Guaranty Direct U.S. Mortgage-Backed Securities Issued January 1, 2005 or Later by Exposure Type, Average Pool Factor, Subordination, Cumulative Losses and 60+ Day Delinquencies as of June 30, 2009 (1)

U.S. Alt-A Option ARMs

Year issued:	Net Par Outstanding	Pool Factor(2)	Subordination (3)	Cumulative Losses (4)	60+ Day Delinquencies (5)	Number of Transactions
2005	$39	31.2%	27.3%	1.4%	22.6%	1
2006	53	53.6%	18.7%	1.6%	29.3%	1
2007	1,311	78.0%	20.5%	2.1%	28.1%	7
2008	N/A	N/A	N/A	N/A	N/A	N/A
2009	N/A	N/A	N/A	N/A	N/A	N/A
	$1,403	75.8%	20.6%	2.0%	28.0%	9

U.S. Subprime First Lien

Year issued:	Net Par Outstanding	Pool Factor(2)	Subordination (3)	Cumulative Losses (4)	60+ Day Delinquencies (5)	Number of Transactions
2005	$3,519	30.2%	63.8%	8.0%	42.4%	42
2006	1,899	44.3%	40.7%	10.3%	44.2%	49
2007	474	46.2%	39.3%	11.0%	47.1%	2
2008	N/A	N/A	N/A	N/A	N/A	N/A
2009	N/A	N/A	N/A	N/A	N/A	N/A
	$5,892	36.0%	54.4%	9.0%	43.4%	93

U.S. CMBS

Year issued:	Net Par Outstanding	Pool Factor(2)	Subordination (3)	Cumulative Losses (4)	60+ Day Delinquencies (5)	Number of Transactions
2005	$3,429	95.9%	29.0%	0.0%	0.5%	158
2006	1,418	98.0%	30.7%	0.0%	0.7%	57
2007	512	87.7%	21.2%	0.0%	2.8%	13
2008	N/A	N/A	N/A	N/A	N/A	N/A
2009	N/A	N/A	N/A	N/A	N/A	N/A
	$5,359	95.7%	28.7%	0.0%	0.8%	228

(1) For this release, net par outstanding is based on values as of June 2009. All performance information such as pool factor, subordination, cumulative losses and delinquency is based on June 2009 information obtained from Intex, Bloomberg, and/or provided by the trustee (except for CES, Alt-A, and Subprime, which is based on May) and may be subject to restatement or correction.

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

Consolidated Results of Operations (1)

The following table presents summary consolidated results of operations data for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009(2)	2008	2009(2)	2008
		($ in millions)
Revenues:
Net earned premiums	$78.6	$51.7	$227.1	$98.5
Net investment income	43.3	40.2	86.9	76.8
Net realized investment (losses) gains	(4.9)	1.5	(22.0)	2.1
Change in fair value of credit derivatives
Realized gains and other settlements on credit derivatives	27.8	31.8	48.4	59.4
Unrealized (losses) gains on credit derivatives	(254.3)	708.5	(227.3)	448.9
Net change in fair value of credit derivatives	(226.5)	740.3	(178.9)	508.3
Fair value (loss) gain on committed capital securities	(60.6)	8.9	(40.9)	17.4
Other income	0.5	0.2	1.4	0.2
Total revenues	(169.5)	842.7	73.6	703.3

Expenses:
Loss and loss adjustment expenses	38.0	38.1	117.8	93.3
Profit commission expense	2.1	1.0	2.3	2.2
Acquisition costs	16.5	11.8	40.0	23.7
Operating expenses	22.6	19.7	50.3	48.3
FSAH acquisition-related expenses	24.2	—	28.8	—
Interest expense	6.5	5.8	12.3	11.6
Other expenses	1.9	1.7	3.3	2.5
Total expenses	111.8	78.2	254.8	181.6
(Loss) income before (benefit) provision for income taxes	(281.3)	764.5	(181.2)	521.7
(Benefit) provision for income taxes	(111.3)	219.3	(96.7)	145.7
Net (loss) income	$(170.0)	$545.2	$(84.5)	$376.0

Underwriting (loss) gain by segment:
Financial guaranty direct	$(28.4)	$(0.4)	$62.3	$(19.3)
Financial guaranty reinsurance	1.0	5.4	(12.3)	(2.0)
Mortgage guaranty	19.2	0.5	(12.1)	1.2
Other	—	1.9	—	1.9

Total	$(8.2)	$7.3	$37.9	$(18.1)

(1)               Some amounts may not add due to rounding.

(2)               Effective January 1, 2009, the Company adopted FAS 163. See “—Critical Accounting Estimates” for additional information.

We organize our business around four principal business segments: financial guaranty direct, financial guaranty reinsurance, mortgage guaranty and other. There are a number of lines of business that we have exited as part of our IPO in April 2004, which are included in the other segment. However, the results of these businesses are reflected in the above numbers. These unaudited interim consolidated financial statements cover the Second Quarter 2009, Second Quarter 2008, Six Months 2009 and Six Months 2008.

Net (Loss) Income

Net (loss) income was $(170.0) million and $545.2 million for Second Quarter 2009 and Second Quarter 2008, respectively. The decrease of $715.2 million in 2009 compared with 2008 is primarily due to the following factors:

•                  excluding the incurred losses on credit derivatives, which we include in underwriting gain, there was a $(218.9) million unrealized loss on credit derivatives in Second Quarter 2009 compared with a $714.1 million unrealized gain on credit derivatives in Second Quarter 2008, mainly attributable to the Company’s own credit spread narrowing, which resulted in wider pricing on several transactions.   With considerable volatility continuing in the market, this amount will fluctuate significantly in future periods,

•                  a decrease of $69.5 million in fair value gain (loss) on committed capital securities in Second Quarter 2009, which included a fair value loss of $(60.6) million pre-tax, $(39.4) million after-tax, related to Assured Guaranty Corp.’s committed capital securities, as compared to Second Quarter 2008, which included a fair value gain of $8.9 million pre-tax, $5.8 million after-tax,

•                  a decrease of $15.5 million in underwriting gain to a $(8.2) million underwriting loss in 2009, compared with a $7.3 million underwriting gain in 2008, primarily due to an increase in incurred losses on credit derivatives as a result of credit deterioration for RMBS transactions written in CDS form,

•                  a $24.2 million increase in expenses related to our acquisition of FSAH,

•                  a decrease of $6.4 million in net realized investment losses in 2009, mainly due to the recognition of other-than-temporary impairment of $14.8 million on the Company’s asset backed investments.

Partially offsetting these negative factors were:

•                  a $330.6 million decrease in our provision for income tax to $(111.3) million income tax benefit in Second Quarter 2009, compared with $219.3 million income tax expense in Second Quarter 2008.  This benefit is mainly related to the unrealized loss on credit derivatives recognized in Second Quarter 2009, as compared to the unrealized gain on credit derivatives recognized in Second Quarter 2008.  Additionally, the mix of income and losses in our taxable and non-taxable entities is such that there was a tax benefit for the Second Quarter 2009 as compared to a tax expense for the Second Quarter 2008,

•                  an increase of $3.1 million in net investment income to $43.3 million in Second Quarter 2009 from $40.2 million in Second Quarter 2008 which is attributable to increased invested assets from proceeds from common stock and equity units offerings and positive operating cash flows.

Net (loss) income was $(84.5) million for Six Months 2009, compared with $376.0 million for Six Months 2008. The decrease of $460.5 million in 2009 compared with 2008 is primarily due to the same reasons mentioned above.

Net Earned Premiums

	Three Months Ended June 30,		Six Months Ended June 30,
Net Earned Premiums	2009	2008	2009	2008
	($ in millions)

Financial guaranty direct	$30.4	$20.8	$131.9	$38.1
Financial guaranty reinsurance	47.4	29.6	93.6	57.4
Mortgage guaranty	0.8	1.3	1.6	3.1
Total financial guaranty net earned premiums	78.6	51.7	227.1	98.5

Other	—	—	—	—
Total net earned premiums	$78.6	$51.7	$227.1	$98.5

Net earned premiums for Second Quarter 2009 were $78.6 million compared with $51.7 million for Second Quarter 2008.  Financial guaranty direct net earned premiums increased $9.6 million in Second Quarter 2009, compared with Second Quarter 2008.  This increase is attributable to the continued growth of our in-force book of business, resulting in increased net earned premiums. Second Quarter 2009 and Second Quarter 2008 had no earned premiums from public finance refundings in the financial guaranty direct segment.  Public finance refunding premiums reflect the unscheduled pre-payment or refundings of underlying municipal bonds.  Excluding refundings, as well as the acceleration of earned premiums due to extinguishment of a certain assumed exposure, our financial guaranty reinsurance segment decreased $0.2 million in Second Quarter 2009 compared with Second Quarter 2008 due mainly to the CIFG portfolio assumed in January 2009 which contributed $2.1 million to net earned premiums, offset by run-off of the existing book of business.  The $0.5 million decrease in net earned premiums in our mortgage guaranty segment in Second Quarter 2009 compared with Second Quarter 2008 reflects the continued run-off of this business.

Net earned premiums for Six Months 2009 were $227.1 million, compared with $98.5 million for Six Months 2008.  Six Months 2009 earned premiums include $10.8 million related to the accretion of discount on future financial guaranty installment premiums as the result of the implementation of FAS 163 effective January 1, 2009. Financial guaranty direct segment net earned premiums were $131.9 million for Six Months 2009 an increase of $93.8 million compared with Six Months 2008. This increase is partially attributable to cancellation of certain international infrastructure transactions which resulted in $73.6 million of net earned premiums, as well as the growth of our in-force book of business.   Six Months 2009 and Six Months 2008 had no earned premiums from public finance refundings in the financial guaranty direct segment.  The variance in the financial guaranty reinsurance segment, excluding refundings and earned premium acceleration from both periods, was an increase of $3.9 million mainly related to the portfolio assumed from CIFG Assurance North America, Inc. (“CIFG”) in January 2009 which contributed $6.5 million to net earned premiums, offset by run-off of the existing book of business..The variance in the mortgage guaranty segments for Six Months 2009 compared with Six Months 2008 is primarily due to the same reason mentioned above.

Net Investment Income

Net investment income was $43.3 million for Second Quarter 2009, compared with $40.2 million for Second Quarter 2008. The $3.1 million increase is attributable to increased invested assets due to the proceeds from common share and equity units offerings and positive operating cash flows.

Net investment income was $86.9 million for Six Months 2009, compared with $76.8 million for Six Months 2008.  Pre-tax book yields were 4.3% and 4.7% for the six-month periods ended June 30, 2009 and 2008, respectively. The $10.1 million increase for Six Months 2009 compared with Six Months 2008 is primarily due to the same reasons mentioned above.

Net Realized Investment (Losses) Gains

Net realized investment (losses) gains, principally from the sale of fixed maturity securities were $(4.9) million and $1.5 million for Second Quarter 2009 and Second Quarter 2008, respectively, and $(22.0) million and $2.1 million for Six Months 2009 and Six Months 2008, respectively. The Company recognized $14.8 million of other than temporary impairment losses for the three months ended June 30, 2009 attributable to credit impairments on RMBS securities that the Company does not have the intent to sell.   The Company’s $33.3 million of other than temporary impairment losses for the six month period additionally includes losses on RMBS and corporate securities that the Company did not intend to hold until a recovery of value as of March 31, 2009 . The Company wrote down $0.3 million of investments for other than temporary impairment losses for the three and six months ended June 30, 2008. Net realized investment (losses) gains, net of related income taxes, were $(7.1) million and $0.9 million for Second Quarter 2009 and Second Quarter 2008, respectively, and $(24.2) million and $1.3 million for Six Months 2009 and Six Months 2008, respectively.

Realized Gains and Other Settlements on Credit Derivatives

Realized gains and other settlements on credit	Three Months Ended June 30,		Six Months Ended June 30,
derivatives	2009	2008	2009	2008
	($ in millions)

Net credit derivative premiums received and receivable:
Direct segment	$27.1	$30.6	$55.5	$58.0
Reinsurance segment	0.9	0.8	2.1	1.3
Total net credit derivative premiums received and receivable	28.0	31.5	57.5	59.3
Net credit derivative losses (paid and payable) recovered and recoverable	—	0.4	(9.0)	0.4
Ceding commissions received/receivable (paid/payable) , net	(0.2)	(0.1)	—	(0.3)
Total realized gains and other settlements on credit derivatives	$27.8	$31.8	$48.4	$59.4

Realized gains and other settlements on credit derivatives, were $27.8 million and $31.8 million for Second Quarter 2009 and Second Quarter 2008, respectively.  Total net credit derivative premiums received and receivable, which represents premium income recognized attributable to CDS contracts, was $28.0 million and $31.5 million for the Second Quarter 2009 and Second Quarter 2008, respectively.  This decrease is attributable to a decrease in our net par outstanding for CDS transactions due to amortization as well as a decline in our direct business written in CDS form.  Net credit derivative losses (paid and payable) recovered and recoverable, which represents contractual claim losses paid and payable related to insured credit events under these contracts, were $0 million and $0.4 million for Second Quarter 2009 and Second Quarter 2008, respectively. The Second Quarter 2008 amount related to recoveries received by us related to claim payments made in prior years.  We did not have any losses paid or payable under these contracts in Second Quarter 2008.

Realized gains and other settlements on credit derivatives, were $48.4 million and $59.4 million for Six Months 2009 and Six Months 2008, respectively.  Total net credit derivative premiums received and receivable, which represents premium income recognized attributable to CDS contracts,  was $57.5 million and $59.3 million for the Six Months 2009 and Six Months Quarter 2008, respectively.  This decrease is attributable to same reason mentioned above.  Net credit derivative losses (paid and payable) recovered and recoverable, which represents contractual claim losses paid and payable related to insured credit events under these contracts, were $9.0 million and $0.4 million for Six Months 2009 and Six Months 2008, respectively. Six Months 2008 amount related to recoveries received by us related to claim payments made in prior years.   We did not have any losses paid or payable under these contracts in Six Months 2008.

Unrealized Gains (Losses) on Credit Derivatives

	Three Months Ended June 30,		Six Months Ended June 30,
Unrealized gains (losses) on credit derivatives	2009	2008	2009	2008
		($ in millions)
Pre-tax:
Unrealized gains (losses) on credit derivatives, excluding incurred losses on credit derivatives	$(218.9)	$714.1	$(200.1)	$457.7
Incurred losses on credit derivatives	(35.4)	(5.6)	(27.2)	(8.8)
Total unrealized gains (losses) on credit derivatives	$(254.3)	$708.5	$(227.3)	$448.9
After-tax:
Unrealized gains (losses) on credit derivatives, excluding incurred losses on credit derivatives	$(150.8)	$499.8	$(124.5)	$318.4
Incurred losses on credit derivatives	(26.0)	(4.1)	(19.1)	(6.2)
Total unrealized gains (losses) on credit derivatives	$(176.8)	$495.7	$(143.6)	$312.2

Credit derivatives are recorded at fair value as required by FAS 133, FAS 149 and FAS 155. The fair value adjustment for Second Quarter 2009 and Second Quarter 2008, on a pre-tax basis, was a $(254.3) million loss and a $708.5 million gain, respectively. The fair value adjustment for Six Months 2009 and Six Months 2008, on a pre-tax basis, was a $(227.3) million loss and a $448.9 million gain, respectively. As part of management’s assessment of CDS exposure, the Company bifurcates the unrealized gains (losses) on credit derivatives to segregate the portion of the fair value movement that it believes is related to credit losses, using methodologies consistent with how it models loss reserves on financial guaranty insurance contracts. The credit portion of change in fair value, which we call incurred losses on credit derivatives, on a pre-tax basis, was $35.4 million during Second Quarter 2009 compared to $5.6 million in the same period of 2008.  This increase in incurred losses is primarily attributable to adverse developments on RMBS transactions written in CDS form, specifically rising delinquencies, defaults and foreclosures. The increase in incurred losses on credit derivatives in the Six Month period of 2009 compared to 2008 is primarily driven by the same factors.

The change in unrealized gains (losses) on credit derivatives, excluding incurred losses on credit derivatives, reflects overall market movements in spreads both in the broader financial markets and on the Company’s own spread. The $218.9 unrealized loss, on a pre-tax basis, in the Second Quarter 2009 was primarily attributable to the narrowing of the Company’s own credit spread,  which decreased from 3,847 basis points at March 31, 2009 to 1,544 basis points at June 30, 2009. The $714.1 million unrealized gain, on a pre-tax basis, for Second Quarter 2008 includes a gain of $958.7 million associated with the widening of AGC’s credit spread, from 540 basis points at March 31, 2008 to 900 basis points at June 30, 2008.

The $200.1 million unrealized loss, on a pre-tax basis, for the Six Months 2009 was attributable to certain market spreads widening, primarily in the RMBS and corporate collateralized loan sectors as well as the narrowing of the Company’s own credit spread, which decreased from 1,775 basis points at December 31, 2008 to 1,544 basis points at June 30, 2009. The $457.7 million unrealized gain, on a pre-tax basis, for the Six Months 2008 was attributable to the widening of AGC’s spread, which increased from 180 basis points at December 31, 2007 to 900 basis points at June 30, 2008.  For the six months ended June 30, 2008, approximately 65% of our unrealized gain on credit derivative financial instruments is attributable to the fair value of high yield and investment grade corporate collateralized loan obligation transactions, with the balance of the change in fair values principally in the residential and commercial mortgage backed securities markets.

Unrealized gains (losses) on credit derivative financial instruments, excluding incurred losses on credit derivatives, net of related income taxes, were $(150.8) million and $499.8 million for the Three Months 2009 and 2008, respectively.  These same values for the Six Months 2009 and 2008 were $(124.5) million and $318.4 million, respectively.

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

Fair Value (Loss) Gain on Committed Capital Securities

The Second Quarter 2009 and Six Months 2009 fair value losses related to Assured Guaranty Corp.’s committed capital securities were $(60.6) million and $(40.9) million, pre-tax, respectively, compared to the Second Quarter 2008 and Six Months 2008 fair value gains of $8.9 million and $17.4 million, pre-tax, respectively. The loss in 2009 and the gain in 2008 were due to the narrowing and widening of the Company’s credit spreads in those periods, respectively.

Other Income

The Company recorded $0.5 million and $0.2 million in other income during Second Quarter 2009 and Second Quarter 2008, respectively.  The Company recorded $1.4 million and $0.2 million in other income during Six Months 2009 and Six Months 2008, respectively.

Loss and Loss Adjustment Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
Loss and Loss Adjustment Expenses	2009	2008	2009	2008
		($ in millions)

Financial guaranty direct	$31.8	$28.2	$43.5	$64.1
Financial guaranty reinsurance	25.6	11.3	62.4	30.5
Mortgage guaranty	(19.4)	0.1	11.8	0.1
Total financial guaranty loss and loss adjustment expenses	38.0	39.6	117.8	94.7

Other	—	(1.5)	—	(1.5)
Total loss and loss adjustment expenses	$38.0	$38.1	$117.8	$93.3

Loss and loss adjustment expenses for Second Quarter 2009 and Second Quarter 2008 were $38.0 million and $38.1 million, respectively.  Loss and loss adjustment expenses for the financial guaranty direct segment increased $3.6 million to $31.8 million in Second Quarter 2009 from $28.2 million in Second Quarter 2008.  Loss and loss adjustment expenses for the Second Quarter 2009 were mainly related to rising delinquencies, defaults and foreclosures in RMBS transactions. Second Quarter 2008 included an increase in case reserves of $31.2 million, mainly related to one CES transaction and HELOC exposures, other than the direct Countrywide transactions, driven by further deterioration, including increases in delinquencies and decreases in credit enhancement. The financial guaranty reinsurance segment loss and loss adjustment expenses were $25.6 million in Second Quarter 2009, compared with $11.3 million in Second Quarter 2008.  Loss and loss adjustment expenses for the Second Quarter 2009 were mainly related to rising delinquencies, defaults and foreclosures in RMBS transactions, as well as a public finance transaction experiencing cash shortfalls. Second Quarter 2008 included increases in case reserves of $6.1 million and paid losses of $11.2 million related primarily to our HELOC exposures. This was offset by a $5.9 million decrease in portfolio reserve related to these reinsured exposures where a case reserve was established.  Loss and loss adjustment expenses in our Mortgage guaranty segment decreased $19.5 million during Second Quarter 2009 primarily due to a loss settlement related to an arbitration proceeding where a greater reserve was established in First Quarter 2009.

Loss and LAE for Six Months 2009 and Six Months 2008 were $117.8 million and $93.3 million, respectively.  Loss and loss adjustment expenses for the Six Months 2009 were mainly related to rising delinquencies, defaults and foreclosures in RMBS transactions. In addition to Second Quarter 2008 activity, results for the financial guaranty direct segment for Six Months 2008 included an increase in portfolio reserves of $35.7 million, mainly related to our HELOC and other RMBS exposures driven by internal ratings downgrades. Loss and loss adjustment expenses for the Six Months 2009 were mainly related to rising delinquencies, defaults and foreclosures in RMBS transactions, as well as a public finance transaction, experiencing current cash shortfalls. In addition to the Second Quarter 2008 activity mentioned above, the financial guaranty reinsurance segment included increases in case and portfolio reserves of $9.7 million and $7.4 million, respectively, related primarily to our HELOC and U.S. Subprime RMBS exposures during Six Months 2008. Loss and loss adjustment expenses in our Mortgage guaranty segment increased $11.7 million during Six Months 2009 primarily due to a loss settlement related to an arbitration proceeding.

Profit Commission Expense

Profit commissions, which are primarily related to our mortgage guaranty segment, allow the ceding company to share favorable experience on a reinsurance contract due to lower than expected losses. Expected or favorable loss development generates profit commission expense, while the inverse occurs on unfavorable loss development. Portfolio reserves are not a component of these profit commission calculations. Profit commissions for Second Quarter 2009 and Six Months 2009 were $2.1 million and $2.3 million, respectively, compared with $1.0 million and $2.2 million for the comparable periods in the prior year. The increases in both periods are primarily related to the recording of updated amounts reported by our cedants for certain assumed business subject to profit commission.

Acquisition Costs

Acquisition costs primarily consist of ceding commissions, brokerage fees and operating expenses that are related to the acquisition of new business. Acquisition costs that vary with and are directly related to the acquisition of new business are deferred and amortized in relation to earned premium. For Second Quarter 2009 and Second Quarter 2008, acquisition costs incurred were $16.5 million and $11.8 million, respectively, while Six Months 2009 and Six Months 2008 acquisition costs incurred were $40.0 million and $23.7 million, respectively. These amounts are consistent with changes in net earned premium from non-derivative transactions.

Operating Expenses

For Second Quarter 2009 and Second Quarter 2008, operating expenses were $22.6 million and $19.7 million, respectively.  Operating expenses for Six Months 2009 were $50.3 million, compared with $48.3 million for Six Months 2008.  The $2.9 million increase for Second Quarter 2009 compared with Second Quarter 2008 and the $2.0 million increase for Six Months 2009 compared with Six Months 2008 was mainly due to a decrease in the amount of operating expenses deferred as acquisition costs as a result of decreased new business volumes in the structured finance and international financial guarantee insurance markets, partially offset by a decrease in employee related expenses.

FSAH Acquisition-Related Expenses

For Second Quarter 2009 and Six Months Quarter 2009, the Company recognized expenses related to FSAH acquisition of $24.2 million and $28.8 million, respectively. These expenses include various real estate. legal, consulting and relocation fees.

Interest Expense

For Second Quarter 2009 and Second Quarter 2008, interest expense was $6.5 million and $5.8 million, respectively. For Six Months 2009 and Six Months 2008, interest expense was $12.3 million and $11.6 million, respectively. Interest expense related to the issuance of our 7% Senior Notes (“7.0 % Senior Notes”) in May 2004 was $3.3 million in both Second Quarter 2009 and Second Quarter 2008 and $6.7 million in both Six Months 2009 and Six Months 2008. Interest expense related to the issuance of our 6.40% Series A Enhanced Junior Subordinated Debentures in December 2006 was $2.5 million in both Second Quarter 2009 and Second Quarter 2008 and $4.9 million in both Six Months 2009 and Six Months 2008.  In addition, the Company recognized $0.7 million of interest expense in both Second Quarter 2009 and Six Months 2009 related to the issuance of 8.5% Senior Notes in June 2009.

Other Expenses

For Second Quarter 2009 and Second Quarter 2008, other expenses were $1.9 million and $1.7 million, respectively. For Six Months 2009 and Six Months 2008, other expenses were $3.3 million and $2.5 million, respectively. These amounts reflect the put option premiums associated with AGC’s $200.0 million committed capital securities. The increase in Second Quarter 2009 and Six Months 2009 compared to the respective periods in 2008 was due to the increase in annualized rates from One-Month LIBOR plus 110 basis points to One-Month LIBOR plus 250 basis points as a result of the failed auction process in April 2008.

Income Tax

For Second Quarter 2009 and Second Quarter 2008, income tax (benefit) expense was $(111.3) million and $219.3 million, respectively.  For Six Months 2009 and Six Months 2008, income tax (benefit) expense was $(96.7) million and $145.7 million, respectively.  Our effective tax rate was 39.6% and 53.4% for Second Quarter 2009 and Six Months 2009, respectively, compared with 28.7% and 27.9% for Second Quarter 2008 and Six Months 2008, respectively. Our effective tax rates reflect the proportion of income recognized by each of our operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 35%, UK subsidiaries taxed at the UK marginal corporate tax rate of 30%, and no taxes for our Bermuda holding company and subsidiaries. Accordingly, our overall corporate effective tax rate fluctuates based on the distribution of taxable income across these jurisdictions.   Second Quarter 2009 and Six Months 2009 included $(254.3) million and $(227.3) million, respectively, of unrealized losses on credit derivatives, the majority of which is associated with subsidiaries taxed in the U.S., and are the primary reasons for the 39.6% and 53.4% effective tax rates, respectively. Second Quarter 2008 and Six Months 2008 included $708.5 million and $448.9 million, respectively, of unrealized gains on credit derivatives, the majority of which is associated with subsidiaries taxed in the U.S., and are the primary reasons for the 28.7% and 27.9% effective tax rates, respectively.

Segment Results of Operations

Our financial results include four principal business segments: financial guaranty direct, financial guaranty reinsurance, mortgage guaranty and other. Management uses underwriting gains and losses as the primary measure of each segment’s financial performance. Underwriting gain is calculated as net earned premiums plus realized gains and other settlements on credit derivatives less the sum of loss and loss adjustment expenses including incurred losses on credit derivatives, profit commission expense, acquisition costs and other operating expenses that are directly related to the operations of our insurance businesses. This measure excludes certain revenue and expense items, such as net investment income, realized investment gains and losses, unrealized gains and losses on credit derivatives, excluding loss reserves allocation , fair value gain (loss) on committed capital securities, other income, FSAH acquisition-related expenses,  interest expense and other expenses, that are not directly related to the underwriting performance of our insurance operations, but are included in net income.

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

The table below summarizes the financial results of our financial guaranty direct segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		($ in millions)

Net earned premiums	$30.4	$20.8	$131.9	$38.1
Realized gains and other settlements on credit derivatives:
Net credit derivative premiums received and receivable	27.1	30.6	55.5	58.0
Net credit derivative losses (paid and payable) recovered and recoverable	0.1	—	(8.7)	—
Ceding commissions received/receivable (paid/payable), net	0.4	0.2	0.8	0.1
Total realized gains and other settlements on credit derivatives	27.6	30.9	47.6	58.1
Loss and loss adjustment expenses	31.8	28.2	43.5	64.1
Incurred losses on credit derivatives	35.1	5.6	27.7	8.8
Total loss and loss adjustment expenses	66.9	33.8	71.2	72.9
Profit commission expense	—	—	—	—
Acquisition costs	3.6	3.1	9.8	6.1
Operating expenses	15.9	15.2	36.2	36.5
Underwriting (loss) gain	$(28.4)	$(0.4)	$62.3	$(19.3)

Loss and loss adjustment expense ratio	116.2%	65.7%	42.6%	75.9%
Expense ratio	33.2%	35.1%	24.1%	44.2%
Combined ratio	149.4%	100.8%	66.7%	120.1%

	Three Months Ended June 30,		Six Months Ended June 30,
Net Earned Premiums	2009	2008	2009	2008
		($ in millions)

Public finance	$15.7	$7.2	$101.2	$11.3
Structured finance	14.7	13.6	30.7	26.8
Total	$30.4	$20.8	$131.9	$38.1

Included in public finance direct net earned premiums are refundings of	$—	$—	$—	$—
Included in public finance direct net earned premiums are transaction cancellations of	$—	$—	$73.6	$—

Net earned premiums for Second Quarter 2009 were $30.4 million compared with $20.8 million for Second Quarter 2008.  The increase in net earned premiums for the Second Quarter 2009 compared with Second Quarter 2008 reflects our increased market penetration, which has resulted in growth of our in-force book of business. Net earned premiums for Six Months 2009 increased $93.8 million compared with Six Months 2008 mainly due to the cancellation of certain international infrastructure transactions, which resulted in $73.6 million of net earned premiums, as well as an increase in our in-force business. There were no unscheduled refundings during 2009 and 2008.  These unscheduled refundings are sensitive to market interest rates. We evaluate our net earned premiums both including and excluding these refundings.

Realized gains and other settlements on credit	Three Months Ended June 30,		Six Months Ended June 30,
derivatives	2009	2008	2009	2008
		($ in millions)

Net credit derivative premiums received and receivable	$27.1	$30.6	$55.5	$58.0
Net credit derivative losses (paid and payable) recovered and recoverable or payable	0.1	—	(8.7)	—
Ceding commissions receivable/receivable (paid/payable), net	0.4	0.2	0.8	0.1
Total realized gains and other settlements on credit derivatives	$27.6	$30.9	$47.6	$58.1

Realized gains and other settlements on credit derivatives, were $27.6 million and $30.9 million for Second Quarter 2009 and Second Quarter 2008, respectively, and $47.6 million and $58.1 million for Six Months 2009 and Six Months 2008, respectively. This decrease in both periods is attributable to lower net credit derivative premiums received and receivable from CDS contracts as net par outstanding decreased due to amortization and new business writings decreased in 2009 compared to 2008. In addition, the decrease in Six Months 2009 is due to the $(8.7) million of losses paid or payable under these contracts. We did not have any losses paid or payable under the CDS contracts in 2008.

Loss and LAE were $31.8 million and $28.2 million, respectively, for Second Quarter 2009 and Second Quarter 2008, while loss and LAE were $43.5 million and $64.1 million for Six Months 2009 and Six Months 2008, respectively.  Second Quarter 2009 loss and LAE is mainly related to our rising delinquencies, defaults and foreclosures on RMBS exposures. Second Quarter 2008 included an increase in case reserves of $31.2 million mainly attributable to one Closed-End Second transaction and HELOC exposures, other than the direct Countrywide transactions, driven by further deterioration, including increases in delinquencies and decreases in credit enhancement.

Loss and LAE for Six Months 2009 were also primarily driven by RMBS exposures. Six Months 2008 included an increase in portfolio reserves of $35.7 million mainly attributable to our HELOC and other RMBS exposures driven by internal ratings downgrades.

Incurred losses on credit derivatives was $35.1 million during Second Quarter 2009 compared to $5.6 million in the same period of 2008.  This increase in incurred losses on credit derivatives is, consistent with loss and LAE expense on financial guaranty insurance contracts, primarily attributable to adverse developments on RMBS transactions written in CDS form, specifically rising delinquencies, defaults and foreclosures. The increase in incurred losses on credit derivatives in the Six Month period of 2009 compared to 2008 is primarily driven by the same factors.

Acquisition costs incurred for Second Quarter 2009 and Six Months 2009 were $3.6 million and $9.8 million, respectively. For Second Quarter 2008 and Six Months 2008 acquisition costs were $3.1 million and $6.1 million, respectively. The changes in acquisition costs incurred over the periods are directly related to changes in net earned premium from non-derivative transactions.

Operating expenses for Second Quarter 2009 and Second Quarter 2008 were $15.9 million and $15.2 million, respectively.  Operating expenses for Six Months 2009 were $36.2 million, compared with $36.5 million for Six Months 2008. The increase in operating expenses for the Second Quarter 2009 compared with the Second Quarter 2008 is mainly due to a decrease in the amount of operating expenses deferred as acquisition costs as a result of changes in market conditions, partially offset by a decrease in employee related expenses.

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

The table below summarizes the financial results of our financial guaranty reinsurance segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		($ in millions)

Net earned premiums	$47.4	$29.6	$93.6	$57.4
Realized gains and other settlements on credit derivatives:
Net credit derivative premiums received and receivable	0.9	0.8	2.1	1.3
Net credit derivative losses (paid and payable) recovered and recoverable	—	—	(0.3)	—
Ceding commissions paid/payable, net	(0.7)	(0.3)	(1.0)	(0.4)
Total realized gains and other settlements on credit derivatives	0.2	0.6	0.8	0.9
Loss and loss adjustment expenses	25.6	11.3	62.4	30.5
Incurred (gains) losses on credit derivatives	0.2	—	(0.5)	—
Total loss and loss adjustment expenses	25.8	11.3	61.9	30.5
Profit commission expense	1.8	0.9	2.0	2.0
Acquisition costs	12.8	8.6	29.9	17.4
Operating expenses	6.2	4.0	12.9	10.4
Underwriting gain (loss)	$1.0	$5.4	$(12.3)	$(2.0)

Loss and loss adjustment expense ratio	53.4%	37.1%	65.1%	51.9%
Expense ratio	44.5%	45.2%	47.8%	51.5%
Combined ratio	97.9%	82.3%	112.9%	103.4%

	Three Months Ended June 30,		Six Months Ended June 30,
Net Earned Premiums	2009	2008	2009	2008
		($ in millions)

Public finance	$36.9	$17.5	$71.7	$36.1
Structured finance	10.5	12.1	21.9	21.3
Total	$47.4	$29.6	$93.6	$57.4

Included in public finance reinsurance net earned premiums are refundings of	$8.3	$2.1	$25.0	$4.5
Included in public finance reinsurance net earned premiums is a transaction acceleration of	$11.8	$—	$11.8	$—

Net earned premiums for Second Quarter 2009 and Six Months 2009 were $47.4 million and $93.6 million, respectively, compared with $29.6 million and $57.4 million for Second Quarter 2008 and Six Months 2008, respectively. Public finance net earned premiums also include refundings, which reflect the unscheduled pre-payment or refundings of underlying municipal bonds. These unscheduled refundings, which were $8.3 million and $25.0 million for Second Quarter 2009 and Six Months 2009, respectively, compared with $2.1 million and $4.5 million, respectively, for the same periods last year, are sensitive to market interest rates.  Additionally, Second Quarter 2009 included accelerated earned premium of $11.8 million for a transaction whose exposure was extinguished. Excluding refundings and acceleration from both periods, net earned premiums decreased $0.2 million and increased $3.9 million in the three and six months ended June 30, 2009 compared with 2008, respectively.  The variances for both periods is a result of run-off of the existing book of business, offset by net earned premiums from the portfolio assumed from CIFG in January 2009, which contributed $2.1 million and $6.5 million to net earned premiums in Second Quarter 2009 and Six Months 2009, respectively.

Realized gains and other settlements on credit	Three Months Ended June 30,		Six Months Ended June 30,
derivatives	2009	2008	2009	2008
		($ in millions)

Net credit derivative premiums received and receivable	$0.9	$0.8	$2.1	$1.3
Net credit derivative losses (paid and payable) recovered and recoverable	—	—	(0.3)	—
Ceding commissions received/receivable (paid/payable), net	(0.7)	(0.3)	(1.0)	(0.4)
Total realized gains and other settlements on credit derivatives	$0.2	$0.6	$0.8	$0.9

Realized gains and other settlements on credit derivatives, were $0.2 million and $0.6 million for Second Quarter 2009 and Second Quarter 2008, respectively, and $0.8 million and $0.9 million for Six Months 2009 and Six Months 2008, respectively. Net credit derivative premiums received and receivable, which represents premium income recognized attributable to CDS contracts, and related ceding commission expense, increased based on amounts reported to us by our cedants.  We had $0.3 million of losses paid or payable under these contracts in Six Months 2009. We did not have any losses paid or payable under these contracts in the three months ended June 30, 2009 and 2008, respectively, and six months ended June 30, 2008.

Loss and LAE were $25.6 million and $11.3 million for Second Quarter 2009 and Second Quarter 2008, respectively.  Second Quarter 2009 loss and LAE included $18.0 million related to our assumed RMBS exposures, as well as $4.8 million related to the Jefferson County public finance transaction. Second Quarter 2008 included increases to case reserves of $6.1 million and paid losses of $11.2 million mainly related to our HELOC exposures. This was offset by a $5.9 million decrease in portfolio reserves associated with transactions where a case reserve was established.

Loss and LAE were $62.4 million and $30.5 million for Six Months 2009 and Six Months 2008, respectively.  Loss and LAE for Six Months 2009 was primarily due to assumed HELOC and other RMBS transactions, as well as

$15.4 million for two public finance transactions.  In addition to the reserve increases mentioned above, Six Months 2008 included increases to case and portfolio reserves of $9.3 million and $7.4 million, respectively, mainly related to our U.S. Subprime RMBS and HELOC exposures.

Profit commission expense was $1.8 million in Second Quarter 2009 compared to $0.9 million in Second Quarter 2008, and $2.0 million in both Six Months 2009 and Six Months 2008.  The increase in Second Quarter 2009 compared to Second Quarter 2008 is primarily related to amounts reported by our ceding companies.

For Second Quarter 2009 and Second Quarter 2008, acquisition costs incurred were $12.8 million and $8.6 million, respectively, while acquisition costs incurred were $29.9 million for Six Months 2009 compared with $17.4 million for Six Months 2008. The changes in acquisition costs incurred over the periods are directly related to changes in net earned premiums from non-derivative transactions.

Operating expenses for Second Quarter 2009 and Second Quarter 2008 were $6.2 million and $4.0 million, respectively.  Operating expenses for Six Months 2009 were $12.9 million, compared with $10.4 million for Six Months 2008. The increase in operating expenses for the six month period is mainly due to an increase in Federal Excise Taxes related to business ceded to our Bermuda entity. Additionally, there was a decrease in the amount of operating expenses deferred as acquisition costs as a result of changes in market conditions.

Mortgage Guaranty Segment

Mortgage guaranty insurance provides protection to mortgage lending institutions against the default of borrowers on mortgage loans that, at the time of the advance, had a loan-to-value ratio in excess of a specified ratio. We primarily function as a reinsurer in this industry and assume all or a portion of the risks undertaken by primary mortgage insurers.

The table below summarizes the financial results of our mortgage guaranty segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		($ in millions)
Net earned premiums	$0.8	$1.3	$1.6	$3.1
Loss and loss adjustment expenses (recoveries)	(19.4)	0.1	11.8	0.1
Profit commission expense	0.3	0.1	0.4	0.2
Acquisition costs	0.1	0.1	0.2	0.2
Operating expenses	0.6	0.5	1.3	1.4
Underwriting gain	$19.2	$0.5	$(12.1)	$1.2

Loss and loss adjustment expense ratio	NM	7.9%	737.5%	3.2%
Expense ratio	125.0%	55.1%	118.8%	57.5%
Combined ratio	NM	63.0%	856.3%	60.7%

NM = Not meaningful

Loss and LAE were $(19.4) million and $0.1 million for Second Quarter 2009 and Second Quarter 2008, respectively.  Loss and LAE for Six Months 2009 and Six Months 2008 were $11.8 million and $0.1 million, respectively. The decrease in loss and LAE in Second Quarter 2009 and an increase in Six Months 2009 compared to the same periods last year are mainly a result of a $10.0 million settlement in Second Quarter 2009 of a contract under dispute for which the Company set up a loss reserve in the First Quarter 2009.

The activity of this segment in the near future, is expected to be comprised of installment premiums on deals entered into in 2006 and prior.

Other Segment

The other segment represents lines of business that we exited or sold as part of our 2004 IPO.

The other segment had no earned premiums during 2009 or 2008.  The other segment had $0 underwriting gain during both Second Quarter 2009 and Six Months 2009. During both Second Quarter 2008 and Six Months 2008, due to loss recoveries the other segment generated $1.9 million of underwriting gain.

Liquidity and Capital Resources

Our liquidity, both on a short-term basis (for the next twelve months) and a long-term basis (beyond the next twelve months), is largely dependent upon: (1) the ability of our operating subsidiaries to pay dividends or make other payments to us, (2) external financings and (3) net investment income from our invested assets. Our liquidity requirements include the payment of our operating expenses, interest on our debt, and dividends on our common shares. We may also require liquidity to make periodic capital investments in our operating subsidiaries. In the ordinary course of our business, we evaluate our liquidity needs and capital resources in light of holding company expenses, debt-related expenses and our dividend policy, as well as rating agency considerations. Based on the amount of dividends we expect to receive from our subsidiaries and the income we expect to receive from our invested assets, management believes that we will have sufficient liquidity to satisfy our needs over the next twelve months, including the ability to pay dividends on our common shares. Total cash paid in Six Months 2009 and Six Months 2008 for dividends to shareholders was $8.2 million, or $0.09 per common share, and $7.8 million, or $0.09 per common share, respectively. Beyond the next twelve months, the ability of our operating subsidiaries to declare and pay dividends may be influenced by a variety of factors including market conditions, insurance and rating agencies regulations and general economic conditions. Consequently, although management believes that we will continue to have sufficient liquidity to meet our debt service and other obligations over the long term, it remains possible that we may be required to seek external debt or equity financing in order to meet our operating expenses, debt service obligations or pay dividends on our common shares. These external sources of financing may or may not be available to us, and if available, the costs of such financing may be higher than our current levels.

We anticipate that a major source of our liquidity, for the next twelve months and for the longer term, will be amounts paid by our operating subsidiaries as dividends. Certain of our operating subsidiaries are subject to restrictions on their ability to pay dividends. See “Business—Regulation.” The amount available at AGC to pay dividends in 2009 with notice to, but without the prior approval of, the Maryland Insurance Commissioner is approximately $37.8 million. Dividends paid by a U.S. company to a Bermuda holding company presently are subject to a 30% withholding tax. The amount available at AG Re to pay dividends or make a distribution of contributed surplus in 2009 in compliance with Bermuda law is $1,125.0 million. However, any distribution which results in a reduction of 15% or more of AG Re’s total statutory capital, as set out in its previous years’ financial statements, would require the prior approval of the Bermuda Monetary Authority.

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

Net cash flows provided by operating activities were $202.8 million and $331.4 million during Six Months 2009 and Six Months 2008, respectively. The decrease in Six Months 2009 cash flows provided by operating activities compared with Six Months 2008 was due to a slight decrease in premiums written and an increase in loss and loss adjustment expense reserves.

Net cash flows used in investing activities were $811.0 million and $566.8 million during Six Months 2009 and Six Months 2008, respectively. These investing activities consist of net purchases and sales of fixed maturity securities and short-term investments. The increase in 2009 was due to purchases of fixed maturity securities with the cash generated from common stock and equity units offerings, as described below, and positive cash flows from operating activities.

Net cash flows provided by financing activities were $603.8  million and $237.4 million during Six Months 2009 and Six Months 2008, respectively.  During Six Months 2009 we paid $8.2 million in dividends, $0.8 million, net, under our option and incentive plans and $3.7 million for share repurchases as described below.

On November 8, 2007, the Company’s Board of Directors approved a new share repurchase program for up to 2.0 million common shares. Share repurchases will take place at management’s discretion depending on market conditions. Through December 31, 2008 we repurchased 0.3 million shares of our common shares. During Six Months 2009 we paid $3.7 million to repurchase 1.0 million shares of our common shares.

As described above, on June 24, 2009, the Company completed the sale of 44,275,000 of its common shares (including 5,775,000 common shares allocable to the underwriters) at a price of $11.00 per share. On June 24, 2009, concurrently with the common share offering the Company along with AGUS, a subsidiary of the Company, sold 3,450,000 equity units (including 450,000 equity units allocable to the underwriters) at an initial stated amount of $50 per unit. The equity units will initially consist of a forward purchase contract and a 5% undivided beneficial ownership interest in $1,000 principal amount 8.50% Senior Notes due 2014 issued by AGUS. Under the purchase contract, holders are required to purchase the Company’s common shares no later than June 1, 2012. The threshold appreciation price of the equity units is $12.93, which represents a premium of 17.5% over the public offering price in the common share offering. The 8.50% Senior Notes are fully and unconditionally guaranteed by Assured Guaranty Ltd. The net proceeds after underwriting expenses and offering costs for these two offerings totaled approximately $616.5 million. Of that amount, the net proceeds from equity offering were $170.8 million, which was allocated between $168.0 million recognized as long-term debt and $2.8 million of the purchase contract recognized in additional paid-in-capital in shareholders’ equity in the consolidated balance sheets.

During Six Months 2008 we paid $7.8 million in dividends, $3.8 million, net, under our option and incentive plans and $1.0 million for offering costs incurred in connection with the December 2007 equity offering and issuance of common shares to WL Ross.

In June 2008, the Company’s subsidiary, Assured Guaranty Corp., entered into a new five-year lease agreement for New York office space. Future minimum annual payments of $5.3 million for the first twelve month period and $5.7 million for subsequent twelve month periods commenced October 1, 2008 and are subject to escalation in building operating costs and real estate taxes. As a result of the acquisition of FSAH, during Second Quarter 2009 the Company decided not to use the office space described above and subleased it to two tenants for total minimum annual payments of approximately $3.7 million till October 2013. Assured Guaranty Corp. wrote off related leasehold improvements and recorded a loss on the sublease of $11.7 million, which is included in operating expenses and other liabilities in the unaudited consolidated income statements and balance sheets, respectively.

As of June 30, 2009 our future cash payments associated with other contractual obligations have not materially changed since December 31, 2008.

8.50% Senior Notes

On June 24, 2009, the Company along with AGUS sold 3,450,000 equity units (including 450,000 equity units allocable to the underwriters) at an initial stated amount of $50 per unit for gross proceeds of $172.5 million. Of that amount, the net proceeds from equity offering were $170.8 million, which was allocated between $168.0 million recognized as long-term debt and $2.8 million of the purchase contract recognized in additional paid-in-capital in shareholders’ equity in the consolidated balance sheets.

The equity units consist of a forward purchase contract and a 5% undivided beneficial ownership interest in $1,000 principal amount 8.50% Senior Notes due 2014 issued by AGUS. Under the purchase contract, holders are required to purchase the Company’s common shares no later than June 1, 2012. The threshold appreciation price of the equity units is $12.93, which represents a premium of 17.5% over the public offering price in the common share offering. The 8.50% Senior Notes are fully and unconditionally guaranteed by Assured Guaranty Ltd. The 8.50% Senior Notes bear a coupon rate of 8.50% per year, payable quarterly. The 8.50% Senior Notes will be remarketed between December 1, 2011 and June 1, 2012.

The 8.50% Senior Notes will initially bear interest at a rate of 8.50% per year, payable, initially, quarterly. Following a successful remarketing, the interest rate on the notes will be reset and interest may become payable semi-annually if Assured Guaranty US Holdings Inc. so elects.

Credit Facilities

2006 Credit Facility

On November 6, 2006, Assured Guaranty Ltd. and certain of its subsidiaries entered into a $300.0 million five-year unsecured revolving credit facility (the “2006 credit facility”) with a syndicate of banks, for which ABN AMRO Incorporated and Bank of America Securities LLC acted as lead arrangers. Under the 2006 credit facility, each of AGC, AG(UK), AG Re, AGRO and Assured Guaranty Ltd. are entitled to request the banks to make loans to such borrower or to request that letters of credit be issued for the account of such borrower.

Of the $300.0 million available to be borrowed, no more than $100.0 million may be borrowed by Assured Guaranty Ltd., AG Re or AGRO, individually or in the aggregate, and no more than $20.0 million may be borrowed by AG(UK). The stated amount of all outstanding letters of credit and the amount of all unpaid drawings in respect of all letters of credit cannot, in the aggregate, exceed $100.0 million.

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

At the closing of the 2006 credit facility, (i) AGC guaranteed the obligations of AG(UK) under such facility, (ii) Assured Guaranty Ltd. guaranteed the obligations of AG Re and AGRO under such facility and agreed that, if the Company Consolidated Assets (as defined in the related credit agreement) of AGC and its subsidiaries were to fall below $1.2 billion, it would, within 15 days, guarantee the obligations of AGC and AG(UK) under such facility, (iii) Assured Guaranty Overseas US Holdings Inc. guaranteed the obligations of Assured Guaranty Ltd., AG Re and AGRO under such facility and (iv) Each of AG Re and AGRO guarantees the other as well as Assured Guaranty Ltd.

The 2006 credit facility’s financial covenants require that Assured Guaranty Ltd. (a) maintain a minimum net worth of seventy-five percent (75%) of the Consolidated Net Worth of Assured Guaranty Ltd. as of the most recent fiscal quarter of Assured Guaranty Ltd. prior to November 6, 2006 and (b) maintain a maximum debt-to-capital ratio of 30%. In addition, the 2006 credit facility requires that AGC maintain qualified statutory capital of at least 75% of its statutory capital as of the fiscal quarter prior to November 6, 2006. Furthermore, the 2006 credit facility contains restrictions on Assured Guaranty Ltd. and its subsidiaries, including, among other things, in respect of their ability to incur debt, permit liens, become liable in respect of guaranties, make loans or investments, pay dividends or make distributions, dissolve or become party to a merger, consolidation or acquisition, dispose of assets or enter into affiliate transactions. Most of these restrictions are subject to certain minimum thresholds and exceptions. The 2006 credit facility has customary events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, bankruptcy or insolvency proceedings, change of control and cross default to other debt agreements. A default by one borrower will give rise to a right of the lenders to terminate the facility and accelerate all amounts then outstanding. As of June 30, 2009 and December 31, 2008, Assured Guaranty was in compliance with all of those financial covenants.

As of June 30, 2009 and December 31, 2008, no amounts were outstanding under this facility nor have there been any borrowings under this facility.

Letters of credit totaling approximately $2.9 million remained outstanding as of June 30, 2009 and December 31, 2008, respectively, related to the Real Estate Lease agreement discussed above.

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

As of June 30, 2009 and December 31, 2008, no amounts were outstanding under this facility nor have there been any borrowings under the life of this facility.

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

As of June 30, 2009 and December 31, 2008, the put option had not been exercised.

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

Guarantee of FSAH’s Debt

On July 20, 2009, Assured Guaranty Ltd.  announced that the Company would fully and unconditionally guarantee the following three series of FSAH debt obligations consisting of: 1) $100.0 million of 6-7/8% Notes due December 15, 2101, 2) $230.0 million principal amount of 6.25% Notes due November 1, 2102, and 3) $100.0 million principal amount of 5.60% Notes due July 15, 2103. The Company also would guarantee, on a junior subordinated basis, the $300 million of FSAH’s outstanding Junior Subordinated Debentures due 2066.

Investment Portfolio

Our investment portfolio consisted of $3,413.3 million of fixed maturity securities, $1,171.0 million of short-term investments and a duration of 3.3 years as of June 30, 2009, compared with $3,154.1 million of fixed maturity securities, $477.2 million of short-term investments and a duration of 4.1 years as of December 31, 2008. Our fixed maturity securities are designated as available-for-sale in accordance with FAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”). Fixed maturity securities are reported at their fair value in accordance with FAS 115, and the change in fair value is reported as part of accumulated other comprehensive income. If we believe the decline in fair value is “other than temporary,” we write down the carrying value of the investment and record a realized loss in our statement of operations.

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

The following table summarizes the ratings distributions of our investment portfolio as of June 30, 2009 and December 31, 2008. Ratings are represented by the lower of the Moody’s Investors Service and Standard & Poor’s Inc., a division of The McGraw-Hill Companies, Inc., classifications.

	As of June 30, 2009	As of December 31, 2008

AAA or equivalent	60.3%	59.0%
AA	22.3%	23.8%
A	13.4%	15.5%
BBB	1.3%	1.7%
Below investment grade(1)	2.7%	—

Total	100.0%	100.0%

(1)     Represents $1.0 million, or less than 0.1%, of the investment portfolio at December 31, 2008.

As of June 30, 2009, our investment portfolio contained 14 securities that were not rated or rated below investment grade compared to three securities as of December 31, 2008. As of both June 30, 2009 and December 31, 2008, the weighted average credit quality of our entire investment portfolio was AA+.

As of June 30, 2009, $529.8 million of the Company’s $3,413.3 million of fixed maturity securities were guaranteed by third parties. The following table presents the credit rating of these $529.8 million of securities without the third-party guaranty:

Rating	Amount (in millions)

AAA	$14.7
AA	301.6
A	184.1
BBB	7.3
Not Available	22.1
Total(1)	$529.8

(1)          Excludes $51.6 million of fixed maturity securities wrapped by Assured Guaranty Corp. and rated below investment grade.

As of June 30, 2009, the distribution by third-party guarantor of the $529.8 million is presented in the following table:

Guarantor	Amount (in millions)

Ambac	$177.6
MBIA	158.1
FSA	137.4
FGIC	56.7
Total(1)	$529.8

(1)          Excludes $51.6 million of fixed maturity securities wrapped by Assured Guaranty Corp. and rated below investment grade.

As of June 30, 2009 and to date, the Company has had no investments in or asset positions with any of these guarantors.

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

Under agreements with our cedants and in accordance with statutory requirements, we maintain fixed maturity securities in trust accounts for the benefit of reinsured companies and for the protection of policyholders, generally in states where we or our subsidiaries, as applicable, are not licensed or accredited. The carrying value of such restricted balances as of June 30, 2009 and December 31, 2008 was $1,346.7 million and $1,233.4 million, respectively.

Under certain derivative contracts, the Company is required to post eligible securities as collateral, generally cash or U.S. government or agency securities. The need to post collateral under these transactions is generally based on mark-to-market valuation in excess of contractual thresholds. The fair market value of the Company’s pledged securities totaled $547.7 million and $157.7 million as of June 30, 2009 and December 31, 2008, respectively.

Liquidity Arrangements with respect to the Guaranteed Investment Contract Business:

In connection with the acquisition of FSAH by AGUS, Dexia SA (“Dexia”), the ultimate parent of Dexia Holdings, and certain of its affiliates have entered into a number of agreements to protect the Company and FSA against ongoing risk related to “GICs” issued by, and the GIC business conducted by, former subsidiaries of FSAH.  These agreements include a guarantee jointly and severally issued by Dexia and DCL to FSA that guarantees the payment obligations of FSA under its policies related to the GIC business and an indemnification agreement between FSA, Dexia and DCL that protects FSA against other losses arising out of or as a result of the GIC business, as well as the liquidity facilities and the swap agreements described below.

On June 30, 2009, affiliates of Dexia increased their existing aggregate liquidity commitment to FSA Asset Management LLC (“FSAM”), a former FSAH subsidiary, from $8.5 billion to $11.5 billion in order to support the payment obligations of FSAM and the three former FSAH subsidiaries that issued GICs (collectively, the “GIC Issuers”) in respect of the GICs and the GIC business.  The term of the commitment will generally extend until the GICs have been paid in full.  The liquidity commitments are comprised of an amended and restated revolving credit agreement (the “Liquidity Facility”) pursuant to which DCL and Dexia Bank Belgium SA (“DBB”) commit to provide funds to FSAM in an amount up to $8.0 billion (approximately $4.2 billion of which was outstanding under the previously existing revolving credit facility as of June 30, 2009), and a master repurchase agreement (the “Repurchase Facility Agreement” and, together with the Liquidity Facility, the “Guaranteed Liquidity Facilities”) pursuant to which DCL will provide up to $3.5 billion (based on market value) of eligible collateral to satisfy collateralization obligations of the GIC Issuers under the GICs or of FSAM under derivative hedging arrangements entered into by FSAM to convert fixed-rate FSAM investment assets and GIC liabilities into London Interbank offered rate -based floating rate assets and liabilities, and to convert non-US dollar-denominated FSAM assets to US dollar-denominated assets.  As of June 30, 2009, no amounts were outstanding under the Repurchase Facility Agreement.

On June 30, 2009, to support the payment obligations of FSAM and the GIC Issuers related to the GICs and the GIC business, each of Dexia and DCL entered into two separate ISDA Master Agreements, each with its associated schedule, confirmation and credit support annex (the “Guaranteed Put Contract” and the “Non-Guaranteed Put Contract” respectively, and collectively, the “Dexia Put Contracts”), pursuant to which Dexia and DCL jointly and severally guarantee the scheduled payments of interest and principal in relation to each FSAM asset, as well as any failure of Dexia or its affiliates to provide liquidity or liquid collateral under the Guaranteed Liquidity Facilities.  The Dexia Put Contracts reference separate portfolios of FSAM assets to which assets owned by FSAM as of September 30, 2008 were allocated, with the less liquid assets and the assets with the lowest market-to-market values generally being allocated to the Guaranteed Put Contract.  As of June 30, 2009, the initial aggregate principal balance of FSAM assets related to the Guaranteed Put Contract was equal to approximately $11.8 billion and the aggregate principal balance of FSAM assets related to the Non-Guaranteed Put Contract was equal to approximately $4.4 billion.

Pursuant to the Dexia Put Contracts, FSAM may put an amount of FSAM assets to Dexia and DCL:

•                  in exchange for funds in an amount generally equal to the lesser of (A) the outstanding principal balance of the GICs and (B) the shortfall related to (i) the failure of a Dexia party to provide liquidity or collateral as required under the Guaranteed Liquidity Facilities (a “Liquidity Default Trigger”) or (ii) the failure by either Dexia or DCL to transfer the required amount of eligible collateral under the credit support annex of the applicable Dexia Put Contract (a “Collateral Default Trigger”);

•                  in exchange for funds in an amount equal to the outstanding principal amount of an FSAM asset with respect to which (i) the issuer of such FSAM asset fails to pay the full amount of the expected interest when due or to pay the full amount of the expected principal when due (following expiration of any grace period) or within five business days following the scheduled due date, (ii) a writedown or applied loss results in a reduction of the outstanding principal amount, or (iii) the attribution of a principal deficiency or realized loss results in a reduction or subordination of the current interest payable on such FSAM asset (a “Asset Default Trigger”); provided, that Dexia and DCL have the right to elect to pay only the difference between the amount of the expected principal or interest payment and the amount of the actual principal or interest payment, in each case, as such amounts come due, rather than paying an amount equal to the outstanding principal amount of applicable FSAM asset; and/or

•                  in exchange for funds in an amount equal to the lesser of (i) the aggregate outstanding principal amount of all FSAM assets in the relevant portfolio and (ii) the aggregate outstanding principal balance of all of the GICs, upon the occurrence of an insolvency event with respect to Dexia as set forth in the Dexia Put Contracts (a “Bankruptcy Trigger”).

To secure each Dexia Put Contract, Dexia and DCL will, pursuant to the related credit support annex, post eligible highly liquid collateral having an aggregate value (subject to agreed reductions) equal to at least the excess of (i) the aggregate principal amount of all outstanding GICs over (ii) the aggregate mark-to-market value of FSAM’s assets.  Prior to September 29, 2011 (the “Expected First Collateral Posting Date”), the aggregate mark-to-market value of the FSAM assets related to the Guaranteed Put Contract will be deemed to be equal to the aggregate unpaid principal balance of such assets for purposes of calculating their mark-to-market value.  As a result, it is expected that Dexia and DCL will not be required to post collateral until the Expected First Collateral Posting Date.  Additional collateralization is required in respect of certain other liabilities of FSAM.

On June 30, 2009, the States of Belgium and France (the “States”) issued a guarantee (the “Sovereign Guarantee”) to FSAM pursuant to which the States guarantee, severally but not jointly, Dexia’s payment obligations under the Guaranteed Put Contract, subject to certain limitations set forth therein.  The States’ guarantee with respect to payment demands arising from Liquidity Default Triggers and Collateral Default Triggers is scheduled to expire on October 31, 2011, and the States’ guarantee with respect to payment demands arising from an Asset

Default Trigger or a Bankruptcy Trigger is scheduled to expire on the earlier of (x) the final maturity of the latest maturing of the remaining FSAM assets related to the Guaranteed Put Contract, and (y) March 30, 2035.

Liquidity Arrangements with respect to the MTN Business:

In connection with the Company’s acquisition of FSAH, DCL has issued a funding guaranty (the “Funding Guaranty”) pursuant to which DCL has guaranteed, for the benefit of FSA and Financial Security Assurance International, Ltd. (the “Beneficiaries” or the “FSA Parties”), the payment to or on behalf of the relevant Beneficiary of an amount equal to the payment required to be made under an FSA Policy (as defined below) by that Beneficiary has issued and a reimbursement guaranty (the “Reimbursement Guaranty” and, together with the Funding Guaranty, the “DCL Guarantees”) pursuant to which DCL has guaranteed, for the benefit of each Beneficiary, the payment to the applicable Beneficiary of reimbursement amounts related to payments made by that Beneficiary following a claim for payment under an obligation insured by an FSA Policy. Under a Separation Agreement dated as of July 1, 2009 among DCL, the FSA Parties, FSA Global Funding Limited (“FSA Global”) and Premier International Funding Co. (“Premier”), and the DCL Guarantees, DCL agreed to fund, on behalf of the FSA Parties, 100% of all policy claims made under the financial guaranty insurance policies issued by the FSA Parties (the “FSA Policies”) in relation to the medium-term note issuance program of FSA Global (the “MTN Business”). Without limiting DCL’s obligation to fund 100% of all policy claims under those FSA Policies, the FSA Parties will have a separate obligation to remit to DCL a certain percentage (ranging from 0% to 25%) of those policy claims. FSA, the Company and related parties are also protected against losses arising out of or as a result of the MTN Business through an indemnification agreement with DCL.

Liquidity Arrangements with respect to the Leveraged Tax Lease Business:

On July 1, 2009, DCL, acting through its New York Branch (“DCL (NY)”), and FSA entered into a Strip Coverage Liquidity and Security Agreement (the “Strip Agreement”) pursuant to which DCL (NY) agreed to make loans to FSA, for the purpose of financing the payment of claims under certain financial guaranty insurance policies (“Strip Policies”) that were outstanding as of November 13, 2008 and issued by FSA, or an affiliate or a subsidiary of FSA, relating to the equity strip portion of a leveraged tax lease transaction.  The “equity strip portion” refers to the amount by which the equity portion of the termination payment owed by the lessee to the lessor trust following the early termination of the related lease exceeds the accreted value of the related equity payment undertaking agreement.  FSA may request advances under the Strip Agreement without any explicit limit on the number of loan requests, provided that the aggregate principal amount of loans outstanding as of any date may not exceed $1 billion (the “Commitment Amount”). The Commitment Amount (i) may be reduced at the option of FSA without a premium or penalty and (ii) will be reduced in the amounts and on the dates described in the Strip Agreement either in connection with the scheduled amortization of the Commitment Amount or to $750 million if FSA’s consolidated net worth as of June 30, 2014 is less than a specified consolidated net worth.  As of June 30, 2009, no advances were outstanding under the Strip Agreement.

DCL (NY)’s commitment to make advances under the Strip Agreement is subject to the satisfaction by FSA of customary conditions precedent, including compliance with certain financial covenants, and will terminate at the earlier of (A) the occurrence of a change of control with respect to FSA, (B) the reduction of the Commitment Amount to $0 and (C) January 31, 2042.

Credit Risk

The recent credit crisis and related turmoil in the global financial system has had and may continue to have an impact on our business. On September 15, 2008, Lehman Brothers Holdings Inc. filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York and its subsidiary LBIE was placed into administration in the United Kingdom. As of June 30, 2009, we had CDS contracts covering $5.5 billion of par insured outstanding with LBIE with future installment payments totaling $31.3 million ($26.7 million present value). We have not received payment since September 15, 2008. In July 2009, we terminated our master agreement with LBIE.

As of June 30, 2009, the present value of future installments (“PVI”) of our CDS contracts with counterparties in the financial services industry is approximately $537.1 million. The largest counterparties are:

Counterparty	PVI Amount (in millions)

Deutsche Bank AG	$170.4
RBS/ABN AMRO	43.4
Barclays Capital	38.9
Dexia Bank	34.9
Others (1)	249.5
Total	$537.1

(1) Each counterparty within the “Other” category represents less than 5% of the total.

Recent Accounting Pronouncements

In December 2007, the FASB issued FAS No. 141 (revised), “Business Combinations” (“FAS 141R”). FAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. FAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. FAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim statements within those fiscal years. Since FAS 141R applies prospectively to business combinations whose acquisition date is subsequent to the statement’s adoption. The Company is applying the provisions of FAS 141R to account for its acquisition of FSAH, which closed on July 1, 2009.

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

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, “Disclosures About Credit Derivatives and Certain Guarantees” (“FSP 133-1”) and FAS 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”) to address concerns that current derivative disclosure requirements did not adequately address the potential adverse effects that these instruments can have on the financial performance and operations of an entity. Companies are required to provide enhanced disclosures about their derivative activities to enable users to better understand: (1) how and why a company uses derivatives, (2) how it accounts for derivatives and related hedged items, and (3) how derivatives affect its financial statements. These should include the terms of the derivatives, collateral posting requirements and triggers, and other significant provisions that could be detrimental to earnings or liquidity. Management believes that the Company’s current derivatives disclosures are in compliance with the requirements of FSP 133-1 and FAS 161.

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 amends FAS 157 to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. FSP 157-4 also provides additional guidance on circumstances that may indicate that a transaction is not orderly. FSP 157-4 supersedes FSP 157-3. FSP 157-4 amends FAS 157 to require additional disclosures about fair value measurements in annual and interim reporting periods. The Company adopted FSP 157-4 effective with Company’s financial statements for the quarter ended June 30, 2009. The prospective application of FSP 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. FSP 157-4 did not have an impact on the Company’s current results of operations or financial position. The disclosures related to FSP 157-4 are included in Note 5 of Part I, Item1, “Notes to Consolidated Financial Statements (Unaudited).”

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 extends the disclosure requirements of FAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to interim financial statements of publicly traded companies. The Company adopted FSP 107-1 effective with Company’s financial statements for the quarter ended June 30, 2009. FSP 107-1 did not have an impact on the Company’s current results of operations or financial position. The disclosures related to FSP 107-1 are included in Note 5 of Part I, Item 1, “Notes to Consolidated Financial Statements (Unaudited).”

In April 2009, the FASB issued FSP No. FAS 115-2. FSP 115-2 provides new guidance on the recognition and presentation of an other than temporary impairment (“OTTI”) for debt securities classified as available-for-sale and held-to-maturity and provides some new disclosure requirements for both debt and equity securities. FSP 115-2 mandates new disclosure requirements that affect both debt and equity securities and extend the disclosure requirements (both new and existing) to interim periods. The Company adopted FSP 115-2 effective with Company’s financial statements for the quarter ended June 30, 2009 and increased the April 1, 2009 balance of retained earnings by $62.2 million ($57.7 million after tax) with a corresponding adjustment to accumulated other comprehensive income for OTTI recorded in previous periods on securities in the Company’s portfolio at April 1, 2009, that would not have been required had the FSP been effective for those periods. See Note 6 of Part I, Item1, “Notes to Consolidated Financial Statements (Unaudited).”

In May 2009, the FASB issued FAS No. 165, “Subsequent Events” (“FAS 165”). FAS 165 establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are issued. FAS 165 is effective for reporting periods ending after June 15, 2009. The Company adopted FAS 165 for the quarter ended June 30, 2009. FAS 165 did not have an impact on the Company’s consolidated financial position or results of operations, as its requirements are disclosure-only in nature. See Note 2 of Part I, Item 1, “Notes to Consolidated Financial Statements (Unaudited)”for the related disclosures.

In June 2009, the FASB issued FAS No. 167, “Amendments to FASB Interpretation No. 46(R) (“FAS 167”). FAS 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. FAS 167 will require a company to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. FAS 167 will become effective for the Company’s fiscal year beginning January 1, 2010. The Company is currently evaluating the effect, if any, the adoption of FAS 167 will have on its consolidated financial statements.

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

Financial instruments that may be adversely affected by changes in credit spreads consist primarily of Assured Guaranty’s outstanding credit derivative contracts. We enter into credit derivative contracts which require us to make payments upon the occurrence of certain defined credit events relating to an underlying obligation (generally a fixed income obligation). The Company’s credit derivative exposures are substantially similar to its financial guaranty insurance contracts and provide for credit protection against payment default, and are generally not subject to collateral calls due to changes in market value. In general, the Company structures credit derivative transactions such that the circumstances giving rise to our obligation to make loss payments is similar to that for financial guaranty insurance policies and only occurs as losses are realized on the underlying reference obligation. Nonetheless, credit derivative transactions are governed by International Swaps and Derivatives Association, Inc. (“ISDA”) documentation and operate differently from financial guaranty insurance policies. For example, our control rights with respect to a reference obligation under a credit derivative may be more limited than when we issue a financial guaranty policy on a direct primary basis. In addition, while our exposure under credit derivatives, like our exposure under financial guaranty policies, is generally for as long as the reference obligation remains outstanding, unlike financial guaranty insurance policies, a credit derivative may be terminated for a breach of the ISDA documentation or other specific events. Under certain documents, the Company may have the right to cure the termination event by posting collateral, assigning its rights and obligations in respect of the transactions to a third party or seeking a third party guarantee of the obligations of the Company.

If certain of its credit derivative contracts are terminated the Company could be required to make a termination payment as determined under the relevant documentation.  Under certain documents, the Company may have the right to cure the termination event by posting collateral, assigning its rights and obligations in respect of the transactions to a third party or seeking a third party guaranty of the obligations of the Company.  As of the date of this filing, if AGC’s ratings are downgraded to levels between BBB or Baa2 and BB+ or Ba1, certain CDS counterparties could terminate certain CDS contracts covering approximately $7.7 billion par insured, compared to $16.6 billion as of March 31, 2009.  As of the date of this filing, if AGRO’s ratings are downgraded to BBB- or Baa3, certain CDS counterparties could terminate certain CDS contracts covering approximately $3.2 million par insured.  As of the date of this filing, AG Re has no exposure subject to termination based on its rating.  Given current market conditions, the Company does not believe that it can accurately estimate the termination payments it could be required to make if, as a result of any such downgrade, a CDS counterparty terminated its CDS contracts with the Company.  These payments could have a material adverse effect on the Company’s liquidity and financial condition.

During Second Quarter 2009, the Company entered into agreements with two CDS counterparties which previously had the right to terminate certain CDS contracts in the event that AGC was downgraded to below AA- or Aa3, in one case, or below A- or A3, in the other case. These agreements eliminated the ability of those CDS counterparties to receive a termination payment.  In return, the Company agreed to post $325 million in collateral to secure its potential payment obligations under those CDS contracts, which cover approximately $18.6 billion of par insured. The collateral posting requirement would increase to $375 million if AGC were downgraded to below AA- or A2. The posting of this collateral has no impact on the Company’s net income or shareholders’ equity under U.S. GAAP nor does it impact AGC’s statutory surplus or net income.  In addition, in July 2009, we terminated an ISDA master agreement with Lehman Brothers International (Europe) (“LBIE”) due to its default under the agreement. The Company has discussed with several other CDS counterparties to further reduce its exposure to possible termination payments. The Company can give no assurance that any agreement will be reached with any such CDS counterparty.

In addition to the collateral posting described in the previous paragraph, under a limited number of other CDS contracts, the Company may be required to post eligible securities as collateral -- generally cash or U.S. government or agency securities. This requirement is based generally on a mark-to-market valuation in excess of contractual thresholds which decline if the Company’s ratings decline. As of the date of this filing, the Company is posting approximately $160.2 million of collateral in respect of approximately $1.5 billion of par insured.  Any amounts required to be posted as collateral in the future will depend on changes in the market values of these transactions. The amount the Company could be required to post upon any downgrade cannot be quantified at this time, but could be substantial and could have a material adverse effect on the Company’s liquidity. If AGC were downgraded below A- or A3, certain of the contractual thresholds would be reduced or eliminated and the amount of par that could be subject to collateral posting requirements would be approximately $1.8 billion. If AG Re or AGRO were downgraded below BBB or Baa2, certain of the contractual thresholds would be reduced or eliminated and the amount of par that could be subject to collateral posting requirements would be $11.5 million in the case of AG Re and $290.7 million in the case of AGRO.

The total notional amount of credit derivative exposure outstanding as of June 30, 2009 and December 31, 2008 and included in our financial guaranty exposure was $73.5 billion and $75.1 billion, respectively.

We generally hold these credit derivative contracts to maturity. The unrealized gains and losses on derivative financial instruments will reduce to zero as the exposure approaches its maturity date, unless there is a payment default on the exposure or early termination.

The following table summarizes the estimated change in fair values on the net balance of Assured Guaranty’s credit derivative positions assuming immediate parallel shifts in credit spreads on AGC and on the risks that it assumes at June 30, 2009:

(Dollars in millions)

Credit Spreads	Estimated Net Fair Value (Pre-Tax)	Estimated Pre-Tax Change in Gain / (Loss)
June 30, 2009:
100% widening in spreads	$(1,973.4)	$(1,234.0)
50% widening in spreads	(1,376.2)	(636.8)
25% widening in spreads	(1,061.3)	(321.9)
10% widening in spreads	(869.0)	(129.6)
Base Scenario	(739.4)	—
10% narrowing in spreads	(657.3)	82.1
25% narrowing in spreads	(532.4)	207.0
50% narrowing in spreads	(318.8)	420.6

Item 4.          Controls and Procedures

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

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Litigation Involving Assured Guaranty Mortgage Insurance Company

Effective January 1, 2004, Assured Guaranty Mortgage Insurance Company (“AGMIC”) reinsured a private mortgage insurer (the “Reinsured”) under a Mortgage Insurance Stop Loss Excess of Loss Reinsurance Agreement (the “Agreement”).  Under the Agreement, AGMIC agreed to cover the Reinsured’s aggregate mortgage guaranty insurance losses in excess of a $25 million retention and subject to a $95 million limit.  Coverage under the Agreement was triggered only when the Reinsured’s: (1) combined loss ratio exceeded 100%; and (2) risk to capital ratio exceeded 25 to 1, according to insurance statutory accounting.  In April 2008, AGMIC notified the Reinsured it was terminating the Agreement because of its breach of the terms of the Agreement.  This matter went to arbitration and on June 4, 2009, the arbitration panel issued a Final Interim Award with respect to this Agreement in which the majority of the panel concluded that the Reinsured breached a covenant in the Agreement. AGMIC and the Reinsured executed an agreement on June 17, 2009 to settle the matter in full in exchange for a payment by AGMIC to the Reinsured of $10 million The final settlement agreement resolves all disputes between the parties and concludes all remaining rights and obligations of the parties under the Agreement.

Litigation Involving FSAH and its Subsidiaries

As noted above, on July 1, 2009 the Company completed the acquisition of FSAH pursuant to the purchase agreement, dated as of November 14, 2008, between the Company, Dexia Holdings and DCL.  FSAH is the parent of FSA.

The following is a description of legal proceedings involving FSAH and its subsidiaries.  Although the Company did not acquire FSAH’s former financial products business, which included FSAH’s former guaranteed investment contract business and medium-term note and leveraged tax lease businesses, certain legal proceedings relating to those businesses are against entities which the Company did acquire.  Pursuant to an indemnification agreement entered into among FSA, DCL and Dexia in connection with the acquisition of FSAH, each of DCL and Dexia, jointly and severally, has agreed to indemnify FSA and its affiliates against any liability arising out of the proceedings described under “—Proceedings Related to FSAH’s Former Financial Products Business” below.

FSAH and FSA have received various regulatory inquiries and requests for information regarding a variety of subjects. These include (i) subpoenas duces tecum and interrogatories from the State of Connecticut Attorney General and the Attorney General of the State of California related to antitrust concerns associated with the methodologies used by rating agencies for determining the credit rating of municipal debt, including a proposal by Moody’s to assign corporate equivalent ratings to municipal obligations, and the Company’s communications with rating agencies and (ii) subpoenas duces tecum and interrogatories from the Attorney General of the States of Connecticut and West Virginia and antitrust civil investigative demands from the Attorney General of the State of Florida relating to their investigations of alleged bid rigging of municipal GICs.  FSAH has satisfied or is in the process of satisfying such requests. FSAH may receive additional inquiries from these or other regulators and expects to provide additional information to such regulators regarding their inquiries in the future.

Proceedings Related to FSAH’s Former Financial Products Business

In November 2006, (i) FSAH received a subpoena from the Antitrust Division of the DOJ issued in connection with an ongoing criminal investigation of bid rigging of awards of municipal GICs and other municipal derivatives and (ii) FSA received a subpoena from the SEC related to an ongoing industry-wide investigation concerning the bidding of municipal GICs and other municipal derivatives. Pursuant to the subpoenas FSAH has furnished to the DOJ and SEC records and other information with respect to FSAH’s municipal GIC business. On February 4, 2008, FSAH received a “Wells Notice” from the staff of the Philadelphia Regional Office of the SEC relating to the foregoing matter. The Wells Notice indicates that the SEC staff is considering recommending that the SEC authorize the staff to bring a civil injunctive action and/or institute administrative proceedings against FSAH, alleging violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder and Section 17(a) of the Securities Act. FSAH has had ongoing discussions with the DOJ and the SEC. The ultimate loss that may arise from these investigations remains uncertain.

During 2008 nine putative class action lawsuits were filed in federal court alleging federal antitrust violations in the municipal derivatives industry, seeking damages and alleging, among other things, a conspiracy to fix the pricing of, and manipulate bids for, municipal derivatives, including GICs. These cases have been coordinated and consolidated for pretrial proceedings in the U.S. District Court for the Southern District of New York as MDL 1950, In re Municipal Derivatives Antitrust Litigation, Case No. 1:08-cv-2516 (“MDL 1950”). Five of these cases name both FSAH and FSA: (a) Hinds County, Mississippi v. Wachovia Bank, N.A. (filed on or about March 13, 2008); (b) Fairfax County, Virginia v. Wachovia Bank, N.A. (filed on or about March 12, 2008); (c) Central Bucks School District, Pennsylvania v. Wachovia Bank N.A. (filed on or about June 4, 2008); (d) Mayor & City Counsel of Baltimore, Maryland v. Wachovia Bank N.A. (filed on or about July 3, 2008); and (e) Washington County, Tennessee v. Wachovia Bank N.A. (filed on or about July 14, 2008). Four of the cases name only FSAH and also allege that the defendants violated state antitrust law and common law by engaging in illegal bid-rigging and market allocation, thereby depriving the cities of competition in the awarding of GICs and ultimately resulting in the cities paying higher fees for these products: (a) City of Oakland, California, v. AIG Financial Products Corp. (filed on or about April 23, 2008); (b) County of Alameda, California v. AIG Financial Products Corp. (filed on or about July 8, 2008); (c) City of Fresno, California v. AIG Financial Products Corp. (filed on or about July 17, 2008); and (d) Fresno County Financing Authority v. AIG Financial Products Corp. (filed on or about December 24, 2008).

The MDL 1950 court has determined that it will handle federal claims alleged in the consolidated class action complaint before addressing state claims. In April 2009, the MDL 1950 court granted the defendants’ motion to dismiss on the federal claims, but granted leave for the plaintiffs to file a second amended complaint. On June 18, 2009, interim lead plaintiffs’ counsel filed a Second Consolidated Amended Class Action Complaint.  The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys’ fees and other costs. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits; although the Second Consolidated Amended Class Action Complaint currently describes some of FSAH’s and FSA’s activities, it does not name those entities as defendants.

FSAH and FSA also are named in five non-class action lawsuits originally filed in the California Superior Courts alleging violations of California law related to the municipal derivatives industry:

(a)          City of Los Angeles v. Bank of America, N.A. (filed on or about July 23, 2008 in the Superior Court of the State of California in and for the County of Los Angeles, Case No. BC 394944, removed to the U.S. District Court for the Central District of California (“C.D. Cal.”) as Case No. 2:08-cv-5574, transferred to S.D.N.Y. as Case No. 1:08-cv-10351);

(b)         City of Stockton v. Bank of America, N.A. (filed on or about July 23, 2008 in the Superior Court of the State of California in and for the County of San Francisco, Case No. CGC-08-477851, removed to the N.D. Cal. as Case No. 3:08-cv-4060, transferred to S.D.N.Y. as Case No. 1:08-cv-10350);

(c)          County of San Diego v. Bank of America, N.A. (filed on or about August 28, 2008 in the Superior Court of the State of California in and for the County of Los Angeles, Case No. SC 99566, removed to C.D. Cal. as Case No. 2:08-cv-6283, transferred to S.D.N.Y. as Case No. 1:09-cv-1195);

(d)         County of San Mateo v. Bank of America, N.A. (filed on or about October 7, 2008 in the Superior Court of the State of California in and for the County of San Francisco, Case No. CGC-08-480664, removed to N.D. Cal. as Case No. 3:08-cv-4751, transferred to S.D.N.Y. as Case No. 1:09-cv-1196); and

(e)          County of Contra Costa v. Bank of America, N.A. (filed on or about October 8, 2008 in the Superior Court of the State of California in and for the County of San Francisco, Case No. CGC-08-480733, removed to N.D. Cal. as Case No. 3:08-cv-4752, transferred to S.D.N.Y. as Case No. 1:09-cv-1197).

These cases have been transferred to the S.D.N.Y. and consolidated with MDL 1950 for pretrial proceedings. The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys’ fees, costs and other expenses. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits.

Proceedings Relating to FSAH’s Financial Guaranty Business

In December 2008 and January 2009, FSA and various other financial guarantors were named in three complaints filed in the Superior Court, San Francisco County: (a) City of Los Angeles Department of Water and Power v. Ambac Financial Group et. al (filed on or about December 31, 2008), Case No. CG-08-483689; Sacramento Municipal Utility District v. Ambac Financial Group et. al (filed on or about December 31, 2008), Case No. CGC-08-483691; and (c) City of Sacramento v. Ambac Financial Group Inc. et. al (filed on or about January 6, 2009), Case No. CGC-09-483862. These complaints alleged participation in a conspiracy in violation of California’s antitrust laws to maintain a dual credit rating scale that misstated the credit default risk of municipal bond issuers and created market demand for municipal bond insurance and participation in risky financial transactions in other lines of business that damaged each bond insurer’s financial condition (thereby undermining the value of each of their guaranties), and a failure to adequately disclose the impact of those transactions on their financial condition. These latter allegations form the predicate for five separate causes of action against each of the Insurers: breach of contract, breach of the covenant of good faith and fair dealing, fraud, negligence, and negligent misrepresentation. The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys’ fees, costs and other expenses. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits.

In August 2008 a number of financial institutions and other parties, including FSA, were named as defendants in a civil action brought in the circuit court of Jefferson County, Alabama relating to the County’s problems meeting its debt obligations on its $3.2 billion sewer debt: Charles E. Wilson vs. JPMorgan Chase & Co et al (filed on or about August 8, 2008 in the Circuit Court of Jefferson County, Alabama), Case No. 01-CV-2008-901907.00, a putative class action. The action was brought on behalf of rate payers, tax payers and citizens residing in Jefferson County, and alleges conspiracy and fraud in connection with the issuance of the County’s debt. The complaint in this lawsuit seeks unspecified monetary damages, interest, attorneys’ fees and other costs. The Company cannot reasonably estimate the possible loss or range of loss that may arise from this lawsuit.

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

Item 1A — Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, and our Quarterly Report on Form 10-Q for the three months ended March 31, 2009, and the risk factors contained in Item 8.01 of our Current Report on Form 8-K filed on July 8, 2009, which could materially affect our business, financial condition or future results.  The following risk factors supplement, but do not replace, any risk factor on a similar subject referred to above.

A downgrade of the financial strength or financial enhancement ratings of the Company or any of its insurance subsidiaries by any of the rating agencies would adversely affect our business prospects and consequently, our results of operations and financial condition.

On May 4, 2009, Fitch, Inc. (Fitch) downgraded Assured Guaranty Ltd.’s debt and financial strength ratings based on Fitch’s concerns related to their downgrade of mortgage—related and trust preferred securities collateralized debt obligations (TruPS CDO’s) in the Company’s insured portfolio.  At the same time, Fitch downgraded the insurer financial strength rating of AGC and AG(UK) to “AA” from “AAA” and placed such rating on Rating Watch Evolving, and lowered the insurer financial strength rating of AG Re to “AA- (Rating Watch Evolving)” from “AA (stable).”  On May 11, 2009, Fitch downgraded the insurer financial strength rating of Financial Security Assurance Inc. to “AA+” from “AAA” and placed such rating on Ratings Watch Negative. On August 10, 2009, Fitch placed the debt and insurer financial strength ratings of the Company and its subsidiaries on Rating Watch Negative, a change from Rating Watch Evolving. It confirmed that the ratings of FSAH and its subsidiaries remained on Rating Watch Negative. Fitch reported that it is currently in the process of analyzing the insured portfolios and overall capital adequacy of AGC, AG Re and FSA, and that the Rating Watch Negative reflects concerns with respect to further credit deterioration in mortgage-related exposures, which could negatively impact the capital positions of the companies. It noted that credit deterioration in other areas of the insured portfolios, including TruPS CDOs and public finance exposures, could also place additional pressure on claims paying resources, as could ratings-based triggers which could force termination or collateralization of insured exposures at AGC or the claw-back of certain businesses underwritten by AG Re. Fitch notes that it expects to complete its rating review over the next four to six weeks. There can be no assurance that Fitch will not take further action on our ratings.

On May 20, 2009, Moody’s Investors Service (‘‘Moody’s’’) placed under review for possible downgrade the Aa2 insurance financial strength rating of AGC, as well as the ratings of other entities within the Assured group. In its public announcement of the rating action, Moody’s stated that this action reflects its view that despite recent improvements in the Company’s market position, the expected performance of its insured portfolio—particularly the mortgage-related risks—has substantially worsened. At the same time, Moody’s also placed the Aa3 insurance financial strength ratings of FSA and its affiliated insurance operating companies on review for possible downgrade. In its public announcement of the rating action, Moody’s cited its growing concerns about FSA’s business and financial profile as a result of further deterioration in FSA’s U.S. mortgage portfolio and the related adverse effect on its capital adequacy, profitability, and market traction. In both press releases, Moody’s noted that it has taken a more negative view of mortgage-related exposures and Assured Guaranty Ltd.’s pooled corporate exposures in light of worse-than-expected performance trends, and recognized the continued susceptibility of the insured portfolio to the weak economic environment. Moody’s also commented that the deterioration in the insured portfolios could have negative implications for the companies’ franchise values, profitability and financial flexibility given the likely sensitivity of those business attributes to its capital position. Moody’s also noted that the market dislocation caused by the declining financial strength of financial guaranty insurers may alter the competitive dynamics of the industry by encouraging the entry of new participants or the growth of alternative forms of execution.  There can be no assurance as to the outcome of Moody’s review.  Moody’s did note on June 17, 2009, in respect of the securities of AGUS, that in light of the high sensitivity of the Company’s financial profile to RMBS and CDOs, meaningful increases in Moody’s stress loss estimates for these exposures, which are possible, combined with the subordination of the AGUS securities, could result in a multiple-notch downgrade of the AGUS securities, perhaps below investment grade. On July 24, 2009, Moody’s announced that it expects to conclude its ratings review of the companies by mid-August 2009.

On July 1, 2009, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. (“S&P”) published a Research Update in which it affirmed its “AAA” counterparty credit and financial strength ratings on AGC and FSA. At the same time, S&P revised its outlook on AGC and AG(UK) to negative from stable and continued its negative outlook on FSA.  S&P cited as a rationale for its actions the large single risk concentration exposure that Assured Guaranty Ltd. and FSA retain to Belgium and France prior to the posting of collateral by Dexia S.A. in October 2011, all in connection with the acquisition of FSAH by a subsidiary of Assured Guaranty Ltd.  In addition, the outlook also reflects S&P’s view that the change in the competitive dynamics of the industry — with the potential entrance of new competitors, alternative forms of credit enhancement and limited insurance penetration in the U.S. public finance market — could hurt the companies’ business prospects. There can be no assurance that S&P will not take further action on our ratings.

We have exposure through financial guaranty insurance policies to FSAH’s financial products business, which we did not acquire.

FSAH, through its financial products subsidiaries (the “Financial Products Companies”), offered FSA-insured GICs and other investment agreements, including medium-term notes (“MTNs”). In connection with the acquisition, FSAH transferred to Dexia Holdings the ownership interests in the Financial Products Companies that it held. Even though FSAH no longer owns the Financial Products Companies, FSA’s guarantees of the GICs and MTNs and other guarantees related to FSA’s MTN business and leveraged tax lease business generally remain in place. While Dexia and/or certain of its affiliates and FSAH have entered into a number of agreements pursuant to which Dexia and certain of its affiliates have assumed the credit and liquidity risks associated with FSAH’s former financial products business, as further described in our July 8, 2009 8-K, FSA may still be subject to certain of these risks (as further described below). To the extent FSA is required to pay any amounts on financial products issued or executed by the Financial Products Companies, FSA is subject to the risk that it will not receive the guarantee payment from Dexia and/or its affiliates or that the GICs will not be paid from funds received from Dexia or the Belgian state and/or the French state before it is required to make the payment under its financial guarantee policies or that it will not receive the guarantee payment at all.

We have substantial credit and liquidity exposure to Dexia and the Belgian and French states.

As described in our July 8, 2009 8-K, Dexia and its affiliates have entered into a number of agreements pursuant to which Dexia and/or certain of its affiliates have agreed to guarantee certain amounts, lend certain amounts or post liquid collateral to or in respect of FSAH’s former financial products business. In addition, as described in our July 8, 2009 8-K and under “Liquidity and Capital Resources — Liquidity Arrangements with respect to the Leveraged Tax Lease Business”, Dexia has agreed (directly or through an affiliate) to provide a liquidity facility to FSA in an amount not to exceed $1 billion for the purpose of covering the liquidity risk arising out of claims payable in respect of “strip coverages” included in FSAH’s leveraged tax lease business. While these various agreements are intended to shield the Company from paying any amounts in respect of the liabilities of the financial products business, the Company remains subject to the risk that Dexia and/or various affiliates, and even the Belgian state and/or the French state, may not make such amounts or securities available (a) on a timely basis, which is referred to as “liquidity risk,” or (b) at all, which is referred to as “credit risk,” because of the risk of default. Even if Dexia and its affiliates and/or the Belgian state or French state have sufficient assets to pay all amounts when due, concerns regarding Dexia’s or such states’ financial condition could cause one or more rating agencies to view negatively the ability of Dexia and its affiliates or such states to perform under their various agreements and could negatively affect FSA’s ratings.

Dexia and FSAH have entered into a number of agreements pursuant to which Dexia and/or certain of its affiliates have agreed to guarantee the assets and liabilities of the GIC Issuers and FSAM and its subsidiary for the benefit of FSA. Certain of these obligations also benefit from a guarantee from the Belgian and French states.  As of June 30, 2009, the accreted value of the liabilities of the GIC Issuers and FSAM and its subsidiary exceeded the market value of their assets by approximately $4.1 billion (before any tax effects).  To the extent FSA is required to pay any amounts in respect of the liabilities of these companies, FSA is subject to the risk that it will not receive the guarantee payment from Dexia and/or its affiliates or that the GICs will not be paid from funds received from Dexia or the Belgian state and/or the French state before it is required to make the payment under its financial guarantee policies or that it will not receive the guarantee payment at all.

In addition, if a Dexia event of default were to occur, we may be required to direct the administration and management of the assets and liabilities of the GIC subsidiaries and could be delayed in our ability to cause the GIC subsidiaries to utilize the collateral posted by Dexia and its affiliate under the credit support annexes. Any delay in the GIC subsidiaries paying amounts due and payable in connection with the GIC business related to our assuming the obligation to direct the administration and management of the GIC subsidiaries’ assets and liabilities or related to a delay in our access to the collateral posted by Dexia and its affiliate could require FSA to pay claims, and in some cases significant claims, under the FSA guarantees related to FSAH’s financial products business in a relatively short period of time. Any failure of FSA to satisfy these obligations under its guarantees could negatively affect FSA’s rating.  See “—A downgrade of the financial strength or financial enhancement ratings of the Company or any of our insurance subsidiaries by any of the rating agencies could adversely affect our business and prospects and, consequently, our results of operations and financial condition.”

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

Issuer’s Purchases of Equity Securities

The following table reflects purchases made by the Company during the three months ended June 30, 2009. All shares repurchased were for the payment of employee withholding taxes due in connection with the vesting of restricted stock awards:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Number of Shares that May Yet Be Purchased Under the Program

April 1 – April 30	2,562	$9.83	2,562	707,350
May 1 – May 31	389	$13.72	389	707,350
June 1 – June 30	292	$15.26	292	707,350
Total	3,243	$10.78	3,243

For the restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the statutory withholding requirements that the Company pays on behalf of its employees. These withheld shares are not included in the common stock repurchase table above. During the three months ended June 30, 2009 we withheld approximately 434 shares to satisfy $6,200 of employee tax obligations.

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

Assured Guaranty Ltd.(Registrant)

Dated: August 10, 2009	By:	/S/ Robert B. Mills

Robert B. Mills
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1

Amended and Restated Revolving Credit Agreement dated as of June 30, 2009 among FSA Asset Management LLC, Dexia Crédit Local S.A. and Dexia Bank Belgium SA. (Incorporated by reference to Exhibit 10.1 to Assured Guaranty Ltd.’s Current Report on Form 8-K for July 1, 2009).

10.2.1

Master Repurchase Agreement (September 1996 Version) dated as of June 30, 2009 between Dexia Crédit Local S.A. and FSA Asset Management LLC (Incorporated by reference to Exhibit 10.2.1 to Assured Guaranty Ltd.’s Current Report on Form 8-K for July 1, 2009).

10.2.2

Annex I — Committed Term Repurchase Agreement Annex dated as of June 30, 2009 between Dexia Crédit Local S.A. and FSA Asset Management LLC (Incorporated by reference to Exhibit 10.2.2 to Assured Guaranty Ltd.’s Current Report on Form 8-K for July 1, 2009).

10.3.1

ISDA Master Agreement (Multicurrency — Cross Border) dated as of June 30, 2009 among Dexia SA, Dexia Crédit Local S.A. and FSA Asset Management LLC (Incorporated by reference to Exhibit 10.3.1 to Assured Guaranty Ltd.’s Current Report on Form 8-K for July 1, 2009).

10.3.2

Schedule to the 1992 Master Agreement, Guaranteed Put Contract, dated as of June 30, 2009 among Dexia Crédit Local S.A., Dexia SA and FSA Asset Management LLC (Incorporated by reference to Exhibit 10.3.2 to Assured Guaranty Ltd.’s Current Report on Form 8-K for July 1, 2009).

10.3.3

Put Option Confirmation, Guaranteed Put Contract, dated June 30, 2009 to FSA Asset Management LLC from Dexia SA and Dexia Crédit Local S.A. (Incorporated by reference to Exhibit 10.3.3 to Assured Guaranty Ltd.’s Current Report on Form 8-K for July 1, 2009).

10.3.4

ISDA Credit Support Annex (New York Law) to the Schedule to the ISDA Master Agreement, Guaranteed Put Contract, dated as of June 30, 2009 between Dexia Crédit Local S.A. and Dexia SA and FSA Asset Management LLC (Incorporated by reference to Exhibit 10.3.4 to Assured Guaranty Ltd.’s Current Report on Form 8-K for July 1, 2009).

10.4.1

ISDA Master Agreement (Multicurrency — Cross Border) dated as of June 30, 2009 among Dexia SA, Dexia Crédit Local S.A. and FSA Asset Management LLC (Incorporated by reference to Exhibit 10.4.1 to Assured Guaranty Ltd.’s Current Report on Form 8-K for July 1, 2009).

10.4.2

Schedule to the 1992 Master Agreement, Non-Guaranteed Put Contract, dated as of June 30, 2009 among Dexia Crédit Local S.A., Dexia SA and FSA Asset Management LLC (Incorporated by reference to Exhibit 10.4.2 to Assured Guaranty Ltd.’s Current Report on Form 8-K for July 1, 2009).

10.4.3	Put Option Confirmation, Non-Guaranteed Put Contract, dated June 30, 2009 to FSA Asset Management LLC from Dexia SA and Dexia Crédit Local S.A. (Incorporated by reference to

Exhibit 10.4.3 to Assured Guaranty Ltd.’s Current Report on Form 8-K for July 1, 2009).

10.4.4

ISDA Credit Support Annex (New York Law) to the Schedule to the ISDA Master Agreement, Non-Guaranteed Put Contract, dated as of June 30, 2009 between Dexia Crédit Local S.A. and Dexia SA and FSA Asset Management LLC (Incorporated by reference to Exhibit 10.4.4 to Assured Guaranty Ltd.’s Current Report on Form 8-K for July 1, 2009).

10.5

First Demand Guarantee Relating to the “Financial Products” Portfolio of FSA Asset Management LLC issued by the Belgian State and the French State and executed as of June 30, 2009 (Incorporated by reference to Exhibit 10.5 to Assured Guaranty Ltd.’s Current Report on Form 8-K for July 1, 2009).

10.6

Guaranty, dated as of June 30, 2009, made jointly and severally by Dexia SA and Dexia Crédit Local S.A., in favor of Financial Security Assurance Inc. (Incorporated by reference to Exhibit 10.6 to Assured Guaranty Ltd.’s Current Report on Form 8-K for July 1, 2009).

10.7

Indemnification Agreement (GIC Business) dated as of June 30, 2009 by and among Financial Security Assurance Inc., Dexia Crédit Local S.A. and Dexia SA (Incorporated by reference to Exhibit 10.7 to Assured Guaranty Ltd.’s Current Report on Form 8-K for July 1, 2009).

10.8

Pledge and Administration Agreement, dated as of June 30, 2009, among Dexia SA, Dexia Crédit Local S.A., Dexia Bank Belgium SA, Dexia FP Holdings Inc., Financial Security Assurance Inc., FSA Asset Management LLC, FSA Portfolio Asset Limited, FSA Capital Markets Services LLC, FSA Capital Markets Services (Caymans) Ltd., FSA Capital Management Services LLC and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to Exhibit 10.8 to Assured Guaranty Ltd.’s Current Report on Form 8-K for July 1, 2009).

10.9

Separation Agreement, dated as of July 1, 2009, among Dexia Crédit Local S.A., Financial Security Assurance Inc., Financial Security Assurance International, Ltd., FSA Global Funding Limited and Premier International Funding Co. (Incorporated by reference to Exhibit 10.9 to Assured Guaranty Ltd.’s Current Report on Form 8-K for July 1, 2009).

10.10

Funding Guaranty, dated as of July 1, 2009, made by Dexia Crédit Local S.A. in favor of Financial Security Assurance Inc. and Financial Security Assurance International, Ltd. (Incorporated by reference to Exhibit 10.10 to Assured Guaranty Ltd.’s Current Report on Form 8-K for July 1, 2009).

10.11

Reimbursement Guaranty, dated as of July 1, 2009, made by Dexia Crédit Local S.A. in favor of Financial Security Assurance Inc. and Financial Security Assurance International, Ltd. (Incorporated by reference to Exhibit 10.11 to Assured Guaranty Ltd.’s Current Report on Form 8-K for July 1, 2009).

10.12

Strip Coverage Liquidity and Security Agreement, dated as of July 1, 2009, between Financial Security Assurance Inc. and Dexia Crédit Local S.A. (Incorporated by reference to Exhibit 10.12 to Assured Guaranty Ltd.’s Current Report on Form 8-K for July 1, 2009).

10.13

Indemnification Agreement (FSA Global Business), dated as of July 1, 2009, by and between Financial Security Assurance Inc., Assured Guaranty Ltd. and Dexia Crédit Local S.A. (Incorporated by reference to Exhibit 10.13 to Assured Guaranty Ltd.’s Current Report on Form 8-K for July 1, 2009).

10.14

Pledge and Administration Annex Amendment Agreement dated as of July 1, 2009 among Dexia SA, Dexia Crédit Local S.A., Dexia Bank Belgium SA, Dexia FP Holdings Inc., Financial Security Assurance Inc., FSA Asset Management LLC, FSA Portfolio Asset Limited, FSA Capital Markets Services LLC, FSA Capital Markets Services (Caymans) Ltd.,

FSA Capital Management Services LLC and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to Exhibit 10.14 to Assured Guaranty Ltd.’s Current Report on Form 8-K for July 1, 2009).

10.15

Put Confirmation Annex Amendment Agreement dated as of July 1, 2009 among Dexia SA and Dexia Crédit Local S.A. and FSA Asset Management LLC and Financial Security Assurance Inc. (Incorporated by reference to Exhibit 10.15 to Assured Guaranty Ltd.’s Current Report on Form 8-K for July 1, 2009).

10.16

Settlement Agreement and Plan by and between Financial Security Assurance Holdings, Ltd., Assured Guaranty Ltd., Dexia Holdings, Inc., Dexia Crédit Local, S.A. and Sean W. McCarthy (Incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 (No. 333-160-367)).*

10.17

Employment Agreement dated as of July 1, 2009 between Assured Guaranty US Holdings, Inc. and Sean McCarthy (Incorporated by reference to Exhibit 10.17 to Assured Guaranty Ltd.’s Current Report on Form 8-K for July 1, 2009).*

10.18	Restricted Stock Agreement for Outside Directors under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan*

10.19	Non-Qualified Stock Option Agreement for Outside Directors under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan*

10.20	Master Repurchase Agreement between FSA Capital Management Services LLC and FSA Capital Markets Services LLC

10.21	Confirmation to Master Repurchase Agreement

10.22	Master Repurchase Agreement Annex I

10.23

$300.0 million five-year unsecured revolving credit facility, dated as of November 6, 2006, for which ABN AMRO Incorporated and Bank of America Securities LLC acted as lead arrangers, between Assured Guaranty Ltd. Assured Guaranty Corp., Assured Guaranty (UK) Ltd., Assured Guaranty Re Ltd, and Assured Guaranty Re Overseas Ltd., as amended through the second amendment.

10.24

First Amendment to Assured Guaranty Ltd. Supplemental Employee Retirement Plan Furnished herewith (Incorporated by reference to Exhibit 4.5 of Assured Guaranty Ltd.’s Registration Statement on Form S-8 (No. No. 333-160008)).*

10.25

Second Amendment to Assured Guaranty Ltd. Supplemental Employee Retirement Plan (Incorporated by reference to Exhibit 4.6 of Assured Guaranty Ltd.’s Registration Statement on Form S-8 (No. No. 333-160008)).*

10.26

First Amendment to Assured Guaranty Corp. Supplemental Employee Retirement Plan (Incorporated by reference to Exhibit 4.8 of Assured Guaranty Ltd.’s Registration Statement on Form S-8 (No. No. 333-160008)).*

10.27

Second Amendment to Assured Guaranty Corp. Supplemental Employee Retirement Plan (Incorporated by reference to Exhibit 4.9 of Assured Guaranty Ltd.’s Registration Statement on Form S-8 (No. No. 333-160008)).*

10.28

Financial Security Assurance Holdings Ltd. 1989 Supplemental Executive Retirement Plan (amended and restated as of December 17, 2004) (Incorporated by reference to Exhibit 10.4 to Financial Security Assurance Holdings Ltd. Current Report on Form 8-K (Commission

File No. 1-12644) dated December 17, 2004 and filed on December 17, 2004)*

10.29	Amendment to the Financial Security Assurance Holdings Ltd. 1989 Supplemental Employee Retirement Plan*

31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Assured Guaranty Corp.’s Consolidated Unaudited Financial Statements as of June 30, 2009 and December 31, 2008 and for the Three and Six Months Ended June 30, 2009 and 2008

 * - Management contract or compensatory plan