Form 10-Q
period 2009-09-30
ASSURED GUARANTY LTD
filed 2009-11-16
CIK 1273813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition Period from to

Commission File No. 001-32141

ASSURED GUARANTY LTD.
(Exact name of registrant as specified in its charter)

Bermuda (State or other jurisdiction of incorporation)	98-0429991 (I.R.S. employer identification no.)
30 Woodbourne Avenue Hamilton HM 08 Bermuda (Address of principal executive offices)

(441) 279-5700
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        The number of registrant's Common Shares ($0.01 par value) outstanding as of November 13, 2009 was 156,604,868 (excludes 396,997 unvested restricted shares).

ASSURED GUARANTY LTD.
INDEX TO FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

ASSURED GUARANTY LTD.
CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except per share and share amounts)

	September 30, 2009	December 31, 2008
ASSETS
Investment portfolio, available-for-sale:
Fixed maturity securities, at fair value (amortized cost of $8,151,058 and $3,162,308)	$8,448,099	$3,154,137
Short-term investments (cost of $1,492,479 and $477,197)	1,492,891	477,197

Total investment portfolio	9,940,990	3,631,334
Assets acquired in refinancing transactions (includes $32,943 at fair value)	159,180	—
Cash	260,484	12,305
Premiums receivable, net	1,504,043	15,743
Ceded unearned premium reserve	1,163,110	18,856
Deferred acquisition costs	243,609	288,616
Reinsurance recoverable on paid and unpaid losses	5,857	6,528
Credit derivative assets	462,298	146,959
Committed capital securities, at fair value	38,516	51,062
Deferred tax asset, net	1,093,608	129,118
Goodwill	—	85,417
Salvage recoverable	184,447	80,207
Financial guaranty variable interest entities' assets	846,945	—
Other assets	299,543	89,562

TOTAL ASSETS	$16,202,630	$4,555,707

LIABILITIES AND SHAREHOLDERS' EQUITY
Unearned premium reserves	$8,632,733	$1,233,714
Loss and loss adjustment expense reserve	218,739	196,798
Long-term debt	915,237	347,210
Note payable to related party	155,827	—
Credit derivative liabilities	2,100,465	733,766
Funds held under reinsurance contracts	30,178	30,683
Reinsurance balances payable, net	179,258	17,957
Financial guaranty variable interest entities' liabilities	851,390	—
Other liabilities	321,671	69,357

TOTAL LIABILITIES	13,405,498	2,629,485

COMMITMENTS AND CONTINGENCIES
Common stock ($0.01 par value, 500,000,000 shares authorized; 156,604,569 and 90,955,703 shares issued and outstanding in 2009 and 2008)	1,566	910
Additional paid-in capital	2,010,759	1,284,370
Retained earnings	580,239	638,055
Accumulated other comprehensive income (loss), net of deferred tax (benefit) provision of $104,649 and $(1,302)	209,013	2,887

TOTAL SHAREHOLDERS' EQUITY ATTRIBUTABLE TO ASSURED GUARANTY LTD.	2,801,577	1,926,222
Noncontrolling interest of financial guaranty variable interest entities	(4,445)	—

TOTAL SHAREHOLDERS' EQUITY	2,797,132	1,926,222

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$16,202,630	$4,555,707

The accompanying notes are an integral part of these consolidated financial statements.

ASSURED GUARANTY LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
REVENUES
Net earned premiums	$329,970	$85,516	$557,050	$184,034
Net investment income	84,742	43,441	171,643	120,247
Net realized investment gains (losses):
Other-than-temporary impairment (OTTI) losses	(13,321)	(18,273)	(68,233)	(18,536)
Less: portion of OTTI loss recognized in other comprehensive income	(5,287)	—	(26,920)	—
Other net realized investment gains (losses)	1,937	(1,758)	13,218	585

Net realized investment gains (losses)	(6,097)	(20,031)	(28,095)	(17,951)
Net change in fair value of credit derivatives
Realized gains and other settlements	71,691	29,960	120,086	89,370
Net unrealized gains (losses)	(205,336)	(116,247)	(432,638)	332,634

Net change in fair value of credit derivatives	(133,645)	(86,287)	(312,552)	422,004
Fair value gain (loss) on committed capital securities	(53,057)	6,912	(93,961)	24,319
Financial guaranty variable interest entities revenues	4,881	—	4,881	—
Other income	58,758	259	60,152	437

TOTAL REVENUES	285,552	29,810	359,118	733,090

EXPENSES
Loss and loss adjustment expenses	133,325	82,542	251,109	175,805
Amortization of deferred acquisition costs	1,308	19,296	41,277	43,004
Other operating expenses	66,233	21,609	116,524	69,912
Financial Security Assurance Holdings Ltd. (FSAH) acquisition-related expenses	51,333	—	80,179	—
Interest expense	25,190	5,821	37,495	17,462
Goodwill and settlement of pre-existing relationship	23,341	—	23,341	—
Financial guaranty variable interest entities expenses	10,152	—	10,152	—
Profit commission expense	223	(1,444)	2,549	758
Other expenses	2,533	1,524	5,801	3,974

TOTAL EXPENSES	313,638	129,348	568,427	310,915

INCOME (LOSS) BEFORE INCOME TAXES	(28,086)	(99,538)	(209,309)	422,175
(Benefit) provision for income taxes
Current	67,116	(13,092)	68,817	4,233
Deferred	(54,901)	(23,106)	(153,310)	105,275

Total (benefit) provision for income taxes	12,215	(36,198)	(84,493)	109,508

NET INCOME (LOSS)	(40,301)	(63,340)	(124,816)	312,667
Less: Noncontrolling interest of variable interest entities	(5,271)	—	(5,271)	—

NET INCOME (LOSS) ATTRIBUTABLE TO ASSURED GUARANTY LTD.	$(35,030)	$(63,340)	$(119,545)	$312,667

Earnings per share:
Basic	$(0.22)	$(0.69)	$(1.05)	$3.56
Diluted	$(0.22)	$(0.69)	$(1.05)	$3.54
Dividends per share	$0.045	$0.045	$0.135	$0.135

The accompanying notes are an integral part of these consolidated financial statements.

ASSURED GUARANTY LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
NET (LOSS) INCOME	$(40,301)	$(63,340)	$(124,816)	$312,667
Unrealized holding gains (losses) on available-for-sale securities arising during the period, net of deferred income tax provision (benefit) of $93,677, $(24,267), $106,279 and $(40,312)	210,007	(104,137)	259,972	(150,323)
Less: reclassification adjustment for gains (losses) included in net income (loss), net of deferred income tax provision (benefit) of $663, $0, $2,328 and $0	(5,961)	(17,146)	(30,150)	(15,857)
Less: unrealized losses on fixed income securities related to factors other than credit	4,624	—	24,592	—

Change in net unrealized gains on available-for-sale securities	211,344	(86,991)	265,530	(134,466)
Change in cumulative translation adjustment	565	(645)	(1,438)	(746)
Cash flow hedge	(105)	(105)	(314)	(314)

Other comprehensive income (loss)	211,804	(87,741)	263,778	(135,526)

COMPREHENSIVE INCOME (LOSS)	171,503	(151,081)	138,962	177,141
Less: Comprehensive income (loss) attributable to noncontrolling interest of variable interest entities	48	—	48	—

COMPREHENSIVE INCOME (LOSS) OF ASSURED GUARANTY LTD.	$171,455	$(151,081)	$138,914	$177,141

The accompanying notes are an integral part of these consolidated financial statements.

ASSURED GUARANTY LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
FOR NINE MONTHS ENDED SEPTEMBER 30, 2009
(in thousands, except share data)

						Total Shareholders' Equity Attributable to Assured Guaranty Ltd.	Noncontrolling Interest of Financial Guaranty Consolidated Variable Interest Entities
	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Retained Earnings				Total Shareholders' Equity
	Shares	Amount
Balance, December 31, 2008	90,955,703	$910	$1,284,370	$638,055	$2,887	$1,926,222	$—	$1,926,222
Cumulative effect of accounting change—Adoption of ASC 944-20 effective January 1, 2009	—	—	—	19,443	—	19,443	—	19,443

Balance at the beginning of the year, adjusted	90,955,703	910	1,284,370	657,498	2,887	1,945,665	—	1,945,665
Cumulative effect of accounting change—Adoption of ASC 320-10-65-1 effective April 1, 2009	—	—	—	57,652	(57,652)	—	—	—
Issuance of stock for acquisition of FSAH	22,153,951	222	275,653	—	—	275,875		275,875
Consolidation of financial guaranty variable interest entities	—	—	—	—	—	—	778	778
Net income (loss)	—	—	—	(119,545)	—	(119,545)	(5,271)	(124,816)
Dividends ($0.135 per share)	—	—	—	(15,267)	—	(15,267)	—	(15,267)
Dividends on restricted stock units	—	—	99	(99)	—	—	—
Net proceeds from issuance of common stock	44,275,000	443	447,642	—	—	448,085	—	448,085
Common stock repurchases	(1,010,050)	(10)	(3,666)	—	—	(3,676)	—	(3,676)
Shares cancelled to pay withholding taxes	(110,149)	(1)	(1,044)	—	—	(1,045)	—	(1,045)
Shares issued under Employees Stock Purchase Plan (ESPP)	21,349	0	205	—	—	205	—	205
Share-based compensation and other	318,765	2	7,500	—		7,502	—	7,502
Change in cash flow hedge, net of tax of $(169)	—	—	—	—	(314)	(314)	—	(314)
Change in cumulative translation adjustment	—	—	—	—	(1,438)	(1,438)	48	(1,390)
Net unrealized gains (losses) on fixed maturity securities, net of tax of $101,897	—	—	—	—	265,530	265,530	—	265,530

Balance, September 30, 2009	156,604,569	$1,566	$2,010,759	$580,239	$209,013	$2,801,577	$(4,445)	$2,797,132

The accompanying notes are an integral part of these consolidated financial statements.

ASSURED GUARANTY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2009	2008
Operating activities
Net (loss) income	$(124,816)	$312,667
Adjustments to reconcile net (loss) income to net cash flows provided by operating activities:
Non-cash interest and operating expenses	11,756	13,647
Net amortization of premium on fixed maturity securities	9,212	2,400
Accretion of discount on premium receivable	(22,428)	—
(Benefit) provision for deferred income taxes	(153,310)	105,275
Net realized investment losses (gains)	28,095	17,951
Unrealized losses (gains) on credit derivatives	432,638	(332,634)
Fair value loss (gain) on committed capital securities	93,961	(24,319)
Goodwill and settlements of pre-existing relationship	23,341	—
Other income	(26,881)	—
Change in deferred acquisition costs	29,998	(32,823)
Change in premiums receivable	56,087	(24,064)
Change in ceded unearned premium reserves	89,534	(6,404)
Change in unearned premium reserves	(298,594)	344,671
Change in reserves for losses and loss adjustment expenses, net	(23,868)	20,287
Change in funds held by Company under reinsurance contracts	(505)	4,136
Change in current income taxes	58,253	(19,916)
Other	111,106	(10,953)

Net cash flows provided by (used by) operating activities	293,579	369,921

Investing activities
Fixed maturity securities:
Purchases	(1,301,684)	(1,196,917)
Sales	1,258,372	401,854
Maturities	80,773	6,350
(Purchases) sales of short-term investments, net	(220,825)	185,690
Cash paid to acquire FSAH, net of cash acquired	(458,998)	—
Paydowns and proceeds from sales of assets acquired in refinancing transactions	8,735	—
Other	(718)	—

Net cash flows provided by (used for) investing activities	(634,345)	(603,023)

Financing activities
Net proceeds from issuance of common stock	448,340	248,971
Net proceeds from issuance of equity units	167,972	—
Dividends paid	(15,267)	(11,892)
Repurchases of common stock	(3,676)	—
Share activity under option and incentive plans	(840)	(3,664)
Tax benefit for stock options exercised	—	16
Repayment of note payable	(8,331)	—

Net cash flows provided by (used for) financing activities	588,198	233,431
Effect of exchange rate changes	747	(513)

Increase (decrease) in cash	248,179	(184)
Cash at beginning of period	12,305	8,048

Cash at end of period	$260,484	$7,864

Supplementary cash flow information
Cash paid during the period for:
Income taxes	$6,603	$20,700
Interest	$22,980	$11,800

The accompanying notes are an integral part of these consolidated financial statements.

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

SEPTEMBER 30, 2009

1.    BUSINESS AND ORGANIZATION

        Assured Guaranty Ltd. ("AGL") is a Bermuda-based holding company which provides, through its operating subsidiaries, credit and credit enhancement products to the public finance, structured finance and mortgage markets. References to "Assured Guaranty" or the "Company" are to AGL together with its subsidiaries. Credit and credit enhancement products are financial guaranties or other types of financial credit support, including credit derivatives that improve the credit of underlying debt obligations. The Company issues credit and credit enhancement policies in both insurance and credit derivative form.

        The insurance subsidiaries of AGL are Assured Guaranty Corp. ("AGC"), Assured Guaranty Re Ltd. ("AG Re"), Assured Guaranty Re Overseas Ltd. ("AGRO"), Assured Guaranty Mortgage Insurance Company ("AGMIC"), Assured Guaranty (UK) Ltd. ("AGUK") and, as of July 1, 2009, Assured Guaranty Municipal Corp., formerly known as Financial Security Assurance Inc. ("AGM"), FSA Insurance Company, Financial Security Assurance International Ltd., and Financial Security Assurance (U.K.) Ltd.

        The Financial Security Assurance Inc. name change to Assured Guaranty Municipal Corp. became effective November 9, 2009.

        On July 1, 2009 (the "Acquisition Date"), the Company acquired Financial Security Assurance Holdings Ltd. (together with its subsidiaries, "FSAH") and most of its subsidiaries, including AGM, from Dexia Holdings Inc. ("Dexia Holdings") (the "FSAH Acquisition"). The FSAH Acquisition excluded FSAH's subsidiaries that made up FSAH's financial products segment (the "Financial Products Companies"). The Financial Products Companies were sold to an affiliate of Dexia Holdings prior to the FSAH Acquisition. AGM is a New York domiciled financial guaranty insurance company and the principal operating subsidiary of FSAH. FSAH's financial guaranty insurance subsidiaries participated in the same markets and issued financial guaranty contracts similar to those of the Company.

Segments

        The Company's financial results include four principal business segments: financial guaranty direct, financial guaranty reinsurance, mortgage guaranty and other. The financial guaranty segments include policies in both insurance and credit derivative form. These segments are further discussed in Note 17.

Financial Guaranty Direct and Reinsurance

        Financial guaranty insurance provides an unconditional and irrevocable guaranty that protects the holder of a financial obligation against non-payment of principal and interest when due. Upon an issuer's default, the Company is required under the financial guaranty contract to pay the principal and interest when due in accordance with the underlying contract. Financial guaranty insurance may be issued to the holders of the insured obligations at the time of issuance of those obligations, or may be issued in the secondary market to holders of public bonds and structured securities. Under a reinsurance agreement, the reinsurer receives a premium and, in exchange, agrees to indemnify another insurer, called the ceding company, for part or all of the liability of the ceding company under one or more financial guaranty insurance policies that the ceding company has issued. A credit derivative is a financial instrument whose characteristics and value depend upon the characteristics and value of an

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

1.    BUSINESS AND ORGANIZATION (Continued)

underlying security. The Company markets its products directly to and through financial institutions, serving the U.S. and international markets.

        Prior to the FSAH Acquisition, AG Re assumed business from FSAH and it continues to do so. For periods prior to the FSAH Acquisition, the Company reported the business assumed from FSAH in the financial guaranty reinsurance segment, reflecting the separate organizational structures as of those reporting dates. As a result, prior period segment results are consistent with the amounts previously reported by segment. For periods subsequent to the FSAH Acquisition, the Company included all financial guaranty business written by FSAH in the financial guaranty direct segment and the FSAH business assumed by AG Re is eliminated from the financial guaranty reinsurance segment as an intercompany transaction.

Mortgage Guaranty

        Mortgage guaranty insurance is a specialized class of credit insurance that provides protection to mortgage lending institutions against the default by borrowers on mortgage loans that, at the time of the advance, had a loan to value ratio in excess of a specified ratio. Reinsurance in the mortgage guaranty insurance industry is used to increase the insurance capacity of the ceding company, to assist the ceding company in meeting applicable regulatory and rating agency requirements, to augment the financial strength of the ceding company, and to manage the ceding company's risk profile. The Company provides mortgage guaranty protection on an excess of loss basis.

Other

        The Company has participated in several lines of business that are reflected in its historical financial statements but that the Company exited in connection with its 2004 initial public offering ("IPO"). The results from these lines of business make up the Company's "other" segment, discussed in Note 17.

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

1.    BUSINESS AND ORGANIZATION (Continued)

Current Status of Ratings

        The Company's subsidiaries have been assigned the following insurance financial strength ratings as of November 16, 2009. These ratings are subject to continuous review:

Rating Agency Ratings and Outlooks

	S&P	Fitch	Moody's
Assured Guaranty Corp.	AAA/Negative Outlook	AA-/Negative Outlook	Aa3/Review for Downgrade
Assured Guaranty Re Ltd.	AA/Stable	AA-/Negative Outlook	A1/Review for Downgrade
Assured Guaranty Re Overseas Ltd.	AA/Stable	AA-/Negative Outlook	A1/Review for Downgrade
Assured Guaranty Mortgage Insurance Company	AA/Stable	AA-/Negative Outlook	A1/Review for Downgrade
Assured Guaranty (UK) Ltd.	AAA/Negative Outlook	AA-/Negative Outlook	Aa3/Review for Downgrade
Assured Guaranty Municipal Corp. (formerly Financial Security Assurance Inc.)	AAA/Negative Outlook	AA/Negative Outlook	Aa3/Negative Outlook
FSA Insurance Company	AAA/Negative Outlook	AA/Negative Outlook	Aa3/Negative Outlook
Financial Security Assurance International Ltd.	AAA/Negative Outlook	AA/Negative Outlook	Aa3/Negative Outlook
Financial Security Assurance (U.K.) Ltd	AAA/Negative Outlook	AA/Negative Outlook	Aa3/Negative Outlook

        On November 12, 2009, Moody's Investors Service, Inc. ("Moody's") downgraded the insurance financial strength, debt and issuer ratings of AGL and certain of its subsidiaries. AGC and AGUK's insurance financial strength ratings were downgraded to Aa3 from Aa2 and AG Re, AGRO and AGMIC's insurance financial strength ratings were downgraded to A1 from Aa3. All of such ratings are on review for possible downgrade. Moody's stated that if the Company fully implemented certain capital strengthening initiatives, Moody's could conclude the rating review with a confirmation of the ratings of AGC and AGUK at the Aa3 level, with a negative outlook. Moody's further stated, however, that absent such initiatives, Moody's expected to lower such rating into the single-A range. Moody's stated that a key focus of its capital adequacy analysis was the evaluation of Assured Guaranty's exposure to mortgage-related losses. At the same time, Moody's affirmed the Aa3 insurance financial strength ratings of AGM and its affiliated insurance operating companies; all of such ratings have been assigned a negative outlook. There can be no assurance that Moody's will not take further action on the ratings of AGM and its affiliated insurance operating companies, or as to the ultimate conclusion of Moody's rating review of AGC, AGUK, or AG Re and its subsidiaries.

        In response to Moody's rating action, the Company currently intends to implement a capital relief plan involving the cession of a portfolio of transactions to a third party reinsurer, intercompany capital support and approximately $300 million of additional capital. The Company may not be able to implement the capital strengthening initiatives fully or at all, and its ratings may be downgraded by one or more of the rating agencies as a result. Even if such capital strengthening initiatives were available, the cost of the capital relief may be high and therefore result in increased expense to the Company or dilution to AGL's shareholders.

        On October 12, 2009, Fitch Ratings, Inc. ("Fitch") downgraded the debt and insurer financial strength ratings of Assured Guaranty and its subsidiaries, as applicable, stating that its downgrade was based on its expectations of credit losses arising from the Company's residential mortgage securitization

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

1.    BUSINESS AND ORGANIZATION (Continued)

exposures, as well as other areas of concern in the insured portfolio of AGC and AG Re, particularly their exposure to trust preferred CDOs. Fitch downgraded the insurer financial strength ratings of AGC and Assured Guaranty (UK) Ltd. ("AGUK") to "AA-" from "AA" and the insurer financial strength ratings of AGM, FSA Insurance Company, Financial Security Assurance International Ltd. and Financial Security Assurance (U.K.) Ltd to "AA" from "AA+." It also downgraded the debt ratings of AGUS to "A-" from "A," the senior debt ratings of FSAH to "A-" from "A+" and its subordinated debt ratings to "BBB+" from "A." It affirmed the insurer financial strength ratings of AG Re, AGRO and AGMIC at "AA-." All of the above ratings have been assigned a negative outlook. There is no assurance that Fitch will not take further action regarding the Company's ratings.

        On July 1, 2009, Standard & Poor's Ratings Services, a division of The McGraw-Hill Companies, Inc. ("S&P") published a Research Update in which it affirmed its "AAA" counterparty credit and financial strength ratings on AGC and AGM. At the same time, S&P revised its outlook on AGC and AGUK to negative from stable and continued its negative outlook on AGM. S&P cited as a rationale for its actions the large single risk concentration exposure that the Company and AGM retain to Belgium and France related to the residual exposure to FSAH's financial products segment prior to the posting of collateral by Dexia S.A. ("Dexia"), a Belgian corporation, in October 2011, all in connection with the FSAH Acquisition. In addition, the outlook also reflected S&P's view that the change in the competitive dynamics of the industry—with the potential entrance of new competitors, alternative forms of credit enhancement and limited insurance penetration in the U.S. public finance market—could hurt the companies' business prospects. There can be no assurance that S&P will not take further action on the Company's ratings.

        See Note 6 and Note 9 for more information regarding the impact of rating agency actions upon the credit derivative business and the reinsurance business of the Company.

2.    ACQUISITION OF FINANCIAL SECURITY ASSURANCE HOLDINGS LTD.

        On the Acquisition Date, the Company, through its wholly-owned subsidiary AGUS, purchased FSAH and, indirectly, its subsidiaries (excluding those involved in FSAH's financial products business) from Dexia Holdings, an indirect subsidiary of Dexia. The acquired companies are collectively referred to as the "Acquired Companies." The Financial Products Companies were sold to an affiliate of Dexia Holdings prior to the FSAH Acquisition. FSAH's former financial products segment had been in the business of borrowing funds through the issuance of guaranteed investment contracts ("GICs") and medium term notes ("MTNs") and reinvesting the proceeds in investments that met FSAH's investment criteria. The financial products business also included portions of FSAH's leveraged lease business. In connection with the FSAH Acquisition, Dexia Holdings agreed to assume the risks in respect of the GICs and MTNs, and the risks relating to the equity payment undertaking agreement in the leveraged lease business; AGM agreed to retain the risks relating to the debt and strip policy portions of such business. See Note 12.

        The Company is indemnified against exposure to FSAH's former financial products segment through guarantees issued by Dexia and certain of its affiliates. In addition, the Company is protected from exposure to the GIC business of FSAH's former financial products segment through guaranties issued by the French and Belgian governments.

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

2.    ACQUISITION OF FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. (Continued)

        FSAH is now a wholly owned subsidiary of AGUS and the Company's financial statements subsequent to the Acquisition Date include the activities of FSAH.

        The purchase price paid by the Company was $546.0 million in cash and 22.3 million common shares of AGL with an Acquisition Date fair value of $275.9 million, for a total purchase price of $821.9 million.

        At the closing of the FSAH Acquisition, Dexia Holdings, a Delaware corporation, owned approximately 14.0% of AGL's issued common shares. Dexia Holdings agreed that the voting rights with respect to all AGL's common shares issued pursuant to the purchase agreement providing for the sale of the FSAH shares owned by Dexia Holdings to Assured Guaranty will constitute less than 9.5% of the voting power of all issued and outstanding AGL common shares. Dexia Holdings transferred its common shares of AGL to Dexia, acting through its French branch, effective August 13, 2009.

        The FSAH Acquisition was accounted for under the purchase method of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair value at the Acquisition Date. In many cases, determining the fair value of acquired assets and assumed liabilities required the Company to exercise significant judgment. The most significant of these determinations related to the valuation of the acquired financial guaranty direct and ceded contracts.

        The fair value of the deferred premium revenue (which is a component of unearned premium reserve, as described below) is the estimated premium that a similarly rated hypothetical financial guarantor would demand to assume each policy. The methodology for determining such value takes into account the rating of the insured obligation expectation of loss and sector. As the fair value of the deferred premium revenue exceeded the Company's estimate of expected loss for each contract, no loss reserves were recorded at July 1, 2009.

        Based on the Company's assumptions, the fair value of the Acquired Companies' deferred premium revenue on its insurance contracts at July 1, 2009 was $7.3 billion, an amount approximately $1.7 billion greater than the Acquired Companies' gross stand ready obligations at June 30, 2009. The stand-ready obligation as June 30, 2009 was comprised of $3.8 billion in deferred premium revenue and $1.8 billion of loss reserves. This indicates that the amounts of the Acquired Companies' contractual premiums were less than the premiums a market participant of similar credit quality would demand to assume those contracts at the Acquisition Date. The fair value of the Acquired Companies' deferred premium revenue on its ceded contracts at July 1, 2009 was an asset of $1.7 billion. The fair value of the ceded contracts is in part derived from the fair value of the related insurance contracts with an adjustment for the credit quality of each reinsurer applied.

        For FSAH's long-term debt, the fair value was based upon quoted market prices available from third-party brokers as of the Acquisition Date. The fair value of this debt was approximately $0.3 billion lower than its carrying value immediately prior to the acquisition. This discount will be amortized into interest expense over the estimated remaining life of the debt.

        Additionally, in accordance with GAAP, other purchase accounting adjustments included (1) the write off of the Acquired Companies' deferred acquisition cost and (2) the consolidation of certain

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

2.    ACQUISITION OF FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. (Continued)

financial guaranty variable interest entities ("VIEs") in which the combined variable interest of the Acquired Companies and AG Re was determined to be the primary beneficiary.

        The following table represents the allocation of the purchase price to the net assets of the Acquired Companies. The bargain purchase gain results from the difference between the purchase price and the net assets fair value estimates.

July 1, 2009
(in thousands)
Purchase price:
Cash	$545,997
Fair value of common stock issued (based upon June 30, 2009 closing price of AGO common stock)	275,875

Total purchase price	821,872

Identifiable assets acquired:
Investments	5,950,061
Cash	86,999
Premiums receivable, net	854,140
Ceded unearned premium reserve	1,727,673
Deferred tax asset, net	888,117
Financial guaranty variable interest entities assets	1,879,446
Other assets	662,496

Total assets	12,048,932

Liabilities assumed:
Unearned premium reserves	7,286,393
Long-term debt	396,160
Note payable to related party	164,443
Credit derivative liabilities	920,018
Financial guaranty variable interest entities liabilities	1,878,586
Other liabilities	348,906

Total liabilities	10,994,506

Net assets resulting from acquisition	1,054,426

Bargain purchase gain resulting from the FSAH Acquisition	$232,554

        The bargain purchase gain was recorded within "Goodwill and settlement of pre-existing relationship" in the Company's consolidated statements of operations in the three-month period ended September 30, 2009 ("Third Quarter 2009"). The bargain purchase results from the unprecedented credit crisis, which resulted in a significant decline in FSAH's franchise value due to material insured losses, ratings downgrades and significant losses at FSAH's parent company, which resulted in government intervention in its affairs and resulting motivation to sell FSAH, and the absence of potential purchasers of FSAH due to the financial crisis. The initial difference between the purchase price of $822 million and FSAH's recorded net assets of $2.1 billion was reduced significantly by the

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

2.    ACQUISITION OF FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. (Continued)

recognition of additional liabilities related to FSAH's insured portfolio on a fair value basis as required by purchase accounting. The Company and FSAH had a pre-existing reinsurance relationship before the acquisition. Under GAAP, this pre-existing relationship must be effectively settled at fair value. The loss relating to this pre-existing relationship results from the effective settlement of reinsurance contracts at fair value and the write-off of previously recorded assets and liabilities relating to this relationship recorded in the Company's historical accounts. The loss related to the contract settlement results from contractual premiums that were less than the Company's estimate of what a market participant would demand currently, estimated in a manner similar to how the value of the Acquired Companies insurance policies were valued, as described above.

        A summary of goodwill and settlements of pre-existing relationship included in the consolidated statement of operations follows:

Nine months ended September 30, 2009
(in thousands)
Goodwill impairment associated with reinsurance assumed line of business	$85,417
Gain on bargain purchase of FSAH	(232,554)
Settlement of pre-existing relationship in conjunction with the FSAH Acquisition	170,478

Goodwill and settlement of pre-existing relationship	$23,341

Application of Financial Guaranty Insurance Accounting (ASC 944-20) to the FSAH Acquisition

        Under GAAP, acquisition accounting requires that the fair value of each of the financial guaranty contracts in FSAH's insured portfolio be recorded on the Company's balance sheet. The fair value of FSAH's direct contracts was recorded on the line items "premium receivable" and "unearned premium reserve" and the fair value of its ceded contracts was recorded within "other liabilities" and "ceded unearned premium reserves" on the balance sheet. In accordance with Accounting Standards Codification ("ASC") 805-10, "Business Combinations" (Statement of Financial Accounting Standards ("FAS") No. 141 (revised), "Business Combinations") and ASC 944-20, "Financial Services-Insurance"

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

2.    ACQUISITION OF FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. (Continued)

(FAS No. 163, "Accounting for Financial Guaranty Insurance Contracts"), management recorded the FSAH financial guaranty insurance and reinsurance contracts as follows:

Financial Guaranty Contracts Acquired in FSAH Acquisition

	FSAH Carrying Value As of June 30, 2009	Acquisition Accounting Adjustment(1)	Assured Guaranty Carrying Value As of July 1, 2009(2)
	(in thousands)
Premiums receivable, net	$854,140	$—	$854,140
Ceded unearned premium reserve	1,299,224	418,449	1,727,673
Reinsurance recoverable on paid and unpaid losses	279,915	(279,915)	—
Reinsurance balances payable, net of commissions	249,564	—	249,564
Unearned premium reserve	3,778,676	3,507,717	7,286,393
Loss and loss adjustment expense reserves	1,821,309	(1,821,309)	—
Deferred acquisition costs	289,290	(289,290)	—

(1)
Represents the adjustments required to record the Acquired Companies' balances at fair value. The fair value adjustment to unearned premium reserve takes into account ratings, estimated economic losses and current pricing.

(2)
Represents the carrying value of the Acquired Companies' financial guaranty contracts, before intercompany eliminations primarily between AG Re and the Acquired Companies.

        On July 1, 2009, premiums receivable and reinsurance balances payable were recorded at FSAH historical value (i.e. the carrying amount on the FSAH balance sheet at June 30, 2009, the date prior to the FSAH Acquisition) in the Company's consolidated balance sheet. Gross and ceded unearned premium reserve represents the stand ready obligation under ASC 944-20. The carrying value recorded on July 1, 2009 takes into account the total fair value of each financial guaranty contract, including expected losses, on a contract by contract basis, less premiums receivable or premiums payable.

        Incurred losses are recognized in the consolidated statements of operations line item "loss and loss adjustment expenses" at the time that they exceed deferred premium revenue on a contract by contract basis. When a claim payment is made, it is recorded as a contra deferred premium revenue liability and becomes recognized in the income statement only when the sum of such claim payments and the present value of future expected losses exceeds deferred premium revenue. The new carrying value of gross and ceded unearned premium reserves therefore includes expected losses previously recognized in FSAH's financial statements prior to its acquisition by the Company. Such unearned premium reserves amounts will be earned through the "net earned premiums" line item on the consolidated statements of operations.

        In accordance with GAAP, losses are recognized when they exceed deferred premium revenue on a contract by contract basis. Deferred premium revenue for the Acquired Companies includes fair value adjustments as noted in the table above, which incorporate, among other factors, estimates of expected loss at the Acquisition Date. As a result of the significant fair value adjustments, deferred premium revenue of the Acquired Companies exceeded its expected losses as of the Acquisition Date. Accordingly, no loss reserves were recorded on the Acquisition Date.

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

2.    ACQUISITION OF FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. (Continued)

        The unearned premium reserve related to AGM is comprised of the following components:

Unearned Premium Reserve

	July 1, 2009	September 30, 2009
	(in thousands)
Deferred premium revenue	$5,654,020	$5,391,707
Claim payments	—	(250,539)

Unearned premium reserve	$5,654,020	$5,141,168

        Claim payments relate to claims paid on policies for which the Company has a continuing obligation to provide insurance and for which there is no loss reserve because deferred premium revenue exceeds expected losses.

Goodwill Impairment Analysis

        In accordance with GAAP, the Company does not amortize goodwill, but instead is required to perform an impairment test annually or more frequently should circumstances warrant. The impairment test evaluates goodwill for recoverability by comparing the fair value of the Company's direct and reinsurance lines of business to their carrying value. If fair value is greater than carrying value then goodwill is deemed to be recoverable and there is no impairment. If fair value is less than carrying value then goodwill is deemed to be impaired and written down to an amount such that the fair value of the reporting unit is equal to the carrying value, but not less than $0. As part of the impairment test of goodwill, there are inherent assumptions and estimates used by management in developing discounted future cash flows related to the Company's direct and reinsurance lines of business that are subject to change based on future events.

        The Company reassessed the recoverability of goodwill in the Third Quarter 2009 subsequent to the FSAH Acquisition, which provided the Company's largest assumed book of business prior to the acquisition. As a result of the FSAH Acquisition, which significantly diminished the Company's potential near future market for assuming reinsurance, combined with the continued credit crisis, which has adversely affected the fair value of the Company's in-force policies, management determined that the full carrying value of $85.4 million of goodwill on its books prior to the FSAH Acquisition should be written off in the Third Quarter 2009. This charge does not have any adverse effect on the Company's debt agreements or its overall compliance with the covenants of its debt agreements.

Pro Forma Condensed Combined Statement of Operations

        The following unaudited pro forma information presents the combined results of operations of Assured Guaranty and the Acquired Companies for the nine months ended September 30, 2009 ("Nine Months 2009") as if the FSAH Acquisition had been completed on January 1, 2009. The pro forma information is presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the FSAH Acquisition occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of operations. The pro forma results of operations shown

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

2.    ACQUISITION OF FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. (Continued)

below are not comparable due to new accounting requirements for financial guaranty contracts effective January 1, 2009.

Pro Forma Unaudited Results of Operations

	Nine Months 2009			Nine Months 2008
	Assured Guaranty As Reported	Pro Forma Adjustments for Acquisition	Pro Forma Combined	Assured Guaranty As Reported	Pro Forma Adjustments for Acquisition	Pro Forma Combined
	(in thousands)
REVENUES
Net earned premiums	$557,050	$574,445	$1,131,495	$184,034	$436,738	$620,772
Net investment income	171,643	96,831	268,474	120,247	160,093	280,340
Net realized investment gains (losses):	(28,096)	(9,687)	(37,783)	(17,951)	(1,727)	(19,678)
Net change in fair value of credit derivatives
Realized gains and other settlements	120,086	59,963	180,049	89,370	98,764	188,134
Net unrealized gains (losses)	(432,637)	626,935	194,298	332,634	(467,904)	(135,270)

Net change in fair value of credit derivatives	(312,551)	686,898	374,347	422,004	(369,140)	52,864
Financial guaranty variable interest entities revenues	4,881	—	4,881	—	—	—
Fair value gain (loss) on committed capital securities	(93,961)	6,655	(87,306)	—	70,704	70,704
Income from assets acquired in financing transactions	1,619	3,833	5,452	—	8,385	8,385
Other income	58,533	59,045	117,578	24,756	6,406	31,162

TOTAL REVENUES	359,118	1,418,020	1,777,138	733,090	311,459	1,044,549

EXPENSES
Loss and loss adjustment expenses	251,109	44,272	295,381	175,805	1,482,367	1,658,172
Amortization of deferred acquisition costs	41,277	(10,339)	30,938	43,004	53,119	96,123
Other operating expenses	122,325	60,147	182,472	73,886	44,874	118,760
FSAH acquisition-related expenses	80,179	(80,179)	—	—	—	—
Interest expense	37,495	31,886	69,381	17,462	49,242	66,704
Goodwill and settlement of pre-existing relationship	23,341	62,076	85,417	—	—	—
Financial guaranty variable interest entities expenses	10,152	—	10,152	—	—	—
Profit commission expense	2,549	(1,289)	1,260	758	(90)	668
Other expenses

TOTAL EXPENSES	568,427	106,574	675,001	310,915	1,629,512	1,940,427

INCOME (LOSS) BEFORE INCOME TAXES	(209,309)	1,311,446	1,102,137	422,175	(1,318,053)	(895,878)
(Benefit) provision for income taxes	(84,493)	533,415	448,922	109,508	(517,275)	(407,767)

NET INCOME (LOSS)	(124,816)	778,031	653,215	312,667	(800,778)	(488,111)
Less: Noncontrolling interest of variable interest entities	(5,271)	—	(5,271)	—	—	—

NET INCOME (LOSS) ATTRIBUTABLE TO ASSURED GUARANTY LTD.	$(119,545)	$778,031	$658,486	$312,667	$(800,778)	$(488,111)

Net (loss) earnings per basic share			4.20			(3.59)

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

2.    ACQUISITION OF FINANCIAL SECURITY ASSURANCE HOLDINGS LTD. (Continued)

Common Share and Equity Units Offerings

        On June 24, 2009, AGL completed the sale of 44,275,000 of its common shares (including 5,775,000 common shares allocable to the underwriters pursuant to the overallotment option) at a price of $11.00 per share. Concurrent with the common share offering, AGL along with AGUS sold 3,450,000 equity units (including 450,000 equity units allocable to the underwriters) at a stated amount of $50 per unit. The equity units initially consist of a forward purchase contract and a 5% undivided beneficial ownership interest in $1,000 principal amount 8.50% senior notes due 2014 issued by AGUS ("8.50% Senior Notes"). Under the purchase contract, holders are required to purchase AGL's common shares no later than June 1, 2012. The threshold appreciation price of the equity units is $12.93, which represents a premium of 17.5% over the public offering price in the common share offering. The 8.50% Senior Notes are fully and unconditionally guaranteed by AGL. The net proceeds after underwriting expenses and offering costs for these two offerings totaled approximately $616.5 million. Of that amount, $170.8 million related to the equity unit offering, $168.0 million of which was recognized as long-term debt and $2.8 million as additional paid-in-capital in shareholders' equity in the consolidated balance sheets. Offering costs totaled approximately $43.5 million and were recorded within "Additional paid-in capital" in the consolidated balance sheets. For a description of the 8.50% Senior Notes, see Note 12.

        In conjunction with the FSAH Acquisition, on November 13, 2008, the Company entered into an amendment (the "Amendment") to the investment agreement dated as of February 28, 2008 (the "Investment Agreement") between AGL and investment funds affiliated with WL Ross Group, L.P. ("WLR Funds"). The Amendment provided a back up funding commitment to finance the FSAH Acquisition. Pursuant to pre-emptive rights set forth in the Investment Agreement, WLR Funds purchased 3,850,000 common shares of the Company in the Company's June 2009 public common share offering at $11.00 per common share, the public offering price in the public offering. The WLR Funds own approximately 10.2% of the outstanding common stock of AGL as of the date of this filing. WLR Funds is an affiliate of Wilbur L. Ross, Jr., who is one of AGL's directors.

FSAH Acquisition-Related Expenses

        Expenses related to the FSAH Acquisition are summarized below.

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
	(in thousands)
Severance costs	$37,147	$37,147
Professional services	13,624	27,739
Office consolidation	562	15,293

Total	$51,333	$80,179

        The Company expects to incur additional FSAH Acquisition-related expenses, although such costs are expected to be less than the amount incurred during the first nine months of 2009. As of September 30, 2009, FSAH Acquisition-related expenses included $13.7 million in accrued expenses, not yet paid.

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

3.    BASIS OF PRESENTATION

        The unaudited interim consolidated financial statements have been prepared in conformity with GAAP and, in the opinion of management, reflect all adjustments which are of a normal recurring nature, in addition to adjustments required by acquisition accounting, necessary for a fair statement of the Company's financial condition, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited interim consolidated financial statements cover Third Quarter 2009, the three-month period ended September 30, 2008 ("Third Quarter 2008"), Nine Months 2009 and the nine-month period ended September 30, 2008 ("Nine Months 2008"). Operating results for the three- and nine-month periods ended September 30, 2009 and 2008 are not necessarily indicative of the results that may be expected for a full year. The 2009 financial statements include the effects of the Company's common share and equity units offering that took place on June 24, 2009 and the effects of the FSAH Acquisition, which was effective July 1, 2009.

        Certain prior year items have been reclassified to conform to the current year presentation. These unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission. All intercompany accounts and transactions have been eliminated.

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

        Volatility and disruption in the global financial markets including depressed home prices and increasing foreclosures, falling equity market values, rising unemployment, declining business and consumer confidence and the risk of increased inflation, have precipitated an economic slowdown. The conditions may adversely affect the Company's future profitability, financial position, investment portfolio, cash flow, statutory capital, financial strength ratings and stock price. Additionally, future legislative, regulatory or judicial changes in the jurisdictions regulating the Company may adversely affect its ability to pursue its current mix of business, materially impacting its financial results.

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

3.    BASIS OF PRESENTATION (Continued)

Subsequent Events

        The Company has performed an evaluation of events that have occurred subsequent to September 30, 2009 and through November 16, 2009 (the date of filing of this quarterly report on Form 10-Q). There have been no material subsequent events that occurred during such period that would require disclosure in the consolidated financial statements as of or for the three and nine months ending September 30, 2009.

Update for Significant Accounting Policies

Adoption of ASC 944-20

        Effective January 1, 2009, the Company adopted ASC 944-20. ASC 944-20 changed the premium revenue recognition and loss reserving methodology for non-derivative financial guaranty contracts. See Note 5 for a detailed description of, and the disclosures required by, ASC 944-20 for premiums and losses on financial guaranty insurance contracts.

Update for Significant Accounting Policies as a Result of FSAH Acquisition

Foreign Currency Translation

        Assets, liabilities, revenues and expenses denominated in non-U.S. currencies are translated into U.S. dollars using applicable exchange rates. Gains and losses relating to translating functional currency financial statements for U.S. reporting are included in "other comprehensive income" within shareholders' equity. Gains and losses relating to nonfunctional currency transactions, including non-U.S. operations where the functional currency is the U.S. dollar, are reported in "other income" in the consolidated statement of operations, except for unrealized gains and losses on available-for-sale securities which are recorded in "accumulated other comprehensive income" unless the unrealized loss on a security is deemed to be an other than temporary impairment ("OTTI").

Financial Guaranty Variable Interest Entities and Noncontrolling Interest

        The Company consolidates VIEs for which it determines that it is the primary beneficiary. In determining whether the Company is the primary beneficiary, a number of factors are considered, including the structure of the entity and the risks it was created to pass along to variable interest holders, the extent of credit risk absorbed by the Company through its insurance contract, the extent to which credit protection provided by other variable interest holders reduces this exposure and the exposure that the Company cedes to third party reinsurers. See Note 13 for more information regarding the Company's consolidated VIEs.

        The Company adopted ASC 810-10, "Consolidation" (FAS No. 160, "Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51") and presented noncontrolling interest in the consolidated financial statements.

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

3.    BASIS OF PRESENTATION (Continued)

Long-Term Debt and Notes Payable to Related Party

        In accordance with acquisition accounting, long-term debt and notes payable to a related party were recorded at fair value on July 1, 2009. The fair-value adjustment is accreted through income over the term of the debt outstanding.

Cash and Short-Term Investments

        Cash includes demand deposits.

        Short-term investments, which are those investments with a maturity of less than one year at time of purchase, are carried at fair value. Amounts deposited in money market funds and investments with a maturity at time of purchase of three months or less are included in short-term investments.

4.    RECENT ACCOUNTING PRONOUNCEMENTS

        In August 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update No. 2009-05, "Fair Value Measurements and Disclosures—Measuring Liabilities at Fair Value" ("ASU 2009-05"). The update provides clarification for circumstances in which a quoted price in an active market for an identical liability is not available. ASU 2009- 05 is effective for the first reporting period beginning after August 2009. The adoption of ASU 2009-05 did not have a material impact on the Company's financial statements.

        In June 2009, the FASB issued ASC 105, "Generally Accepted Accounting Principles" (FAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162"). This statement modifies the GAAP hierarchy by establishing only two levels of GAAP, authoritative and non-authoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification, also known collectively as the "Codification," is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the Securities and Exchange Commission ("SEC"). Non-authoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation. Technical references to GAAP included in these Notes to Consolidated Financial Statements are provided under the new FASB ASC structure with the prior terminology included parenthetically when first used.

        In June 2009, the FASB issued FAS No. 167, "Amendments to FASB Interpretation No. 46(R) ("FAS 167"). FAS 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. FAS 167 will require a company to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. FAS 167 will become effective for the Company's fiscal year beginning January 1, 2010. The Company is currently evaluating the effect, if any, the adoption of FAS 167 will have on its consolidated financial statements.

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

4.    RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

        In September 2008, the FASB issued ASC 815-10-65-2, "Derivatives and Hedging" (Staff Position ("FSP") FAS 133-1 and FASB Interpretation No. ("FIN") 45-4, "Disclosures About Credit Derivatives and Certain Guarantees") and ASC 815-10, "Derivatives and Hedging" (FAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities") to address concerns that current derivative disclosure requirements did not adequately address the potential adverse effects that these instruments can have on the financial performance and operations of an entity. Companies are required to provide enhanced disclosures about their derivative activities to enable users to better understand: (1) how and why a company uses derivatives, (2) how it accounts for derivatives and related hedged items, and (3) how derivatives affect its financial statements. These should include the terms of the derivatives, collateral posting requirements, triggers, and other significant provisions that could be detrimental to earnings or liquidity. Management believes that the Company's current derivatives disclosures are in compliance with the requirements of ASC 815-10-65-2 and ASC 815-10.

        In December 2007, the FASB issued ASC 805-10. ASC 805-10 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. ASC 805-10 also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. The Company applied the provisions of ASC 805-10 to account for the FSAH Acquisition. See Note 2.

5.    ACCOUNTING FOR FINANCIAL GUARANTY INSURANCE AND REINSURANCE CONTRACTS

        Effective January 1, 2009, the Company adopted ASC 944-20. ASC 944-20 clarifies the methodology to be used for financial guaranty premium revenue recognition and claim liability measurement, and expands the disclosures about the insurance enterprise's risk management activities. ASC 944-20 has been applied to all existing financial guaranty insurance and reinsurance contracts written by the Company except for financial guaranty contracts considered derivatives under ASC 815-10-65-2. The accounting changes prescribed by the statement were recognized by the Company as a cumulative effect adjustment to retained earnings as of January 1, 2009. As a result of the adoption of ASC 944-20 as well as the FSAH Acquisition, premium earnings and loss and loss adjustment expenses are not comparable between 2008 and 2009.

Premium Revenue Recognition

Upon Adoption of ASC 944-20

        The Company recognizes a liability for unearned premium reserve at the inception of a financial guaranty contract equal to the present value of the premiums due or expected to be collected over the period of the contract or, for those contracts acquired under a business combination, at management's estimate of the contract fair value as of the date of the acquisition.

        If the premium is a single premium received at the inception of the financial guaranty contract, the Company measures the unearned premium reserve as the amount received.

        For premiums received in installments, the Company measures the unearned premium reserve as the present value of premiums due or expected to be collected over the life of the contracts. The term

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

5.    ACCOUNTING FOR FINANCIAL GUARANTY INSURANCE AND REINSURANCE CONTRACTS (Continued)

of the financial guaranty contract that is used as the basis for the calculation of the present value of premiums due or expected to be collected is either (a) the contractual term or (b) the expected term. The contractual term is used unless the obligations underlying the financial guaranty contract represent homogeneous pools of assets for which prepayments are contractually prepayable, the amount of prepayments are probable, and the timing and amount of prepayments can be reasonably estimated. The Company adjusts prepayment assumptions when those assumptions change and recognizes a prospective change in premium revenues as a result. The adjustment to the unearned premium reserve is equal to the adjustment to the premium receivable with no effect on earnings at the time of the adjustment.

        The Company recognizes the premium from a financial guaranty insurance contract as revenue over the contractual period or expected period of the contract in proportion to the amount of insurance protection provided. As premium revenue is recognized, a corresponding decrease in the unearned premium reserve occurs. The amount of insurance protection provided is a function of the insured principal amount outstanding. Accordingly, the proportionate share of premium revenue recognized in a given reporting period is a constant rate calculated based on the relationship between the insured principal amount outstanding in the reporting period compared with the sum of each of the insured principal amounts outstanding for all periods. When the issuer of an insured financial obligation retires the insured financial obligation before its maturity, the financial guaranty insurance contract on the retired financial obligation is extinguished. The Company immediately recognizes any nonrefundable unearned premium reserve related to that contract as premium revenue and any associated acquisition costs previously deferred as an expense. Upon the FSAH Acquisition, the Company revised its assumptions used in calculating premium earnings to conform all entities within the consolidated group.

        Premium revenue and the related amortization of deferred acquisition costs are accelerated when the Company is legally released from its financial guaranty insurance contract.

Prior to Adoption of ASC 944-20

        Prior to January 1, 2009, upfront premiums were earned in proportion to the expiration of the amount at risk. Each installment premium was earned ratably over its installment period, generally one year or less. Premium earnings under both the upfront and installment revenue recognition methods were based upon and were in proportion to the principal amount guaranteed and therefore resulted in higher premium earnings during periods where guaranteed principal was higher. For insured bonds for which the par value outstanding was declining during the insurance period, upfront premium earnings were greater in the earlier periods, thereby matching revenue recognition with the underlying risk. The premiums were allocated in accordance with the principal amortization schedule of the related bond issuance and were earned ratably over the amortization period. When an insured issuance was retired early, was called by the issuer, or was in substance paid in advance through a refunding accomplished by placing U.S. Government securities in escrow, the remaining unearned premium reserves were earned at that time. Unearned premium reserves represented the portion of premiums written that were applicable to the unexpired amount at risk of insured bonds. On contracts where premiums were paid in installments, only the currently due installment was recorded in the financial statements.

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

5.    ACCOUNTING FOR FINANCIAL GUARANTY INSURANCE AND REINSURANCE CONTRACTS (Continued)

Summary of Consolidated Financial Guaranty Contracts

        The following tables provide information for financial guaranty insurance contracts where premiums are received on an installment basis as of and for the nine months ended September 30, 2009:

Selected Information for Policies Paid in Installments

September 30, 2009
(dollars in thousands)
Premiums receivable, net (end of period)	$1,493,178
Deferred premium revenue (end of period)	$4,606,623
Accretion of discount on premium receivable	$24,350
Weighted-average risk-free rate to discount premiums	3.2%
Weighted-average period of premiums receivable (in years)	10.3

Expected Collections of Premiums

(dollars in thousands)
2009 (October 1 – December 31)	$98,732
2010 (January 1 – March 31)	42,816
2010 (April 1 – June 30)	41,598
2010 (July 1 – September 30)	38,164
2010 (October 1 – December 31)	36,454
2011	137,556
2012	124,896
2013	113,735
2014 – 2018	457,260
2019 – 2023	326,793
2024 – 2028	242,453
2029 – 2033	172,070
2034 – 2038	88,236
2039 – 2043	36,711
2044 – 2048	15,799
2049 – 2053	4,708
2054 – 2056	2,435

Total premiums receivable, net	$1,980,416

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

5.    ACCOUNTING FOR FINANCIAL GUARANTY INSURANCE AND REINSURANCE CONTRACTS (Continued)

        The following table provides a reconciliation of the beginning and ending balances of premium receivable:

Gross Premium Receivable Rollforward(1)

(in thousands)
Premium receivable at January 1	$737,181
Premiums written, net	376,799
Accretion of premium receivable discount	10,812
Premium payments received	(371,900)

Premium receivable, net at June 30	752,892
Premiums receivable purchased in FSAH Acquisition on July 1, 2009 including intercompany eliminations	800,944

Premiums receivable, net as of July 1, 2009	1,553,836
Premium written, net	148,493
Premium payments received	(217,702)
Adjustments to the premium receivable:
Changes in the expected term of financial guaranty insurance contracts	(21,093)
Accretion of the premium receivable discount	12,640
Foreign exchange rate changes	27,869

Premium receivable, net at September 30	$1,504,043

(1)
The "accretion of premium receivable discount" is included in earned premium in the Company's consolidated statements of operations. The above amounts are presented net of applicable ceding commissions on assumed business.

        The following table presents the components of net premiums earned.

Net Premiums Earned

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
	(in thousands)
Net earned premiums	$300,973	$406,912
Acceleration of premium earnings	17,374	127,710
Accretion of discount on premium receivable	11,623	22,428

Total net earned premiums and accretion	$329,970	$557,050

        In the Company's assumed businesses, the Company estimates the ultimate written and earned premiums to be received from a ceding company at the end of each quarter and the end of each year. A portion of the premiums must be estimated because some of the Company's ceding companies report premium data between 30 and 90 days after the end of the reporting period. Earned premium reported

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

5.    ACCOUNTING FOR FINANCIAL GUARANTY INSURANCE AND REINSURANCE CONTRACTS (Continued)

in the Company's statement of operations are based upon reports received from ceding companies supplemented by the Company's own estimates of premium for which ceding company reports have not yet been received. Differences between such estimates and actual amounts are recorded in the period in which the actual amounts are determined.

        The following table provides a schedule of how the Company's premiums and losses are expected to run off in the consolidated statement of operations.

Runoff of Deferred Premium Revenue, Net

	Deferred Premium Revenue	Expected Losses	Deferred Premium Revenue in Excess of Expected Losses
	(in thousands)
2009 (October 1 – December 31)	$304,034	$16,573	$287,461
2010 (January 1 – March 31)	284,117	26,572	257,545
2010 (April 1 – June 30)	272,488	45,558	226,930
2010 (July 1 – September 30)	256,776	44,581	212,195
2010 (October 1 – December 31)	240,575	41,713	198,862
2011	809,059	116,795	692,264
2012	670,813	120,265	550,548
2013	570,663	119,163	451,500
2014 – 2018	1,894,073	354,485	1,539,588
2019 – 2023	1,019,119	86,082	933,037
2024 – 2028	642,081	40,791	601,290
After 2028	742,838	53,082	689,756

Total	$7,706,636	$1,065,660	$6,640,976

Deferred Acquisition Costs

        Acquisition costs incurred on financial guaranty insurance contracts that vary with and are directly related to the production of new business are deferred and then amortized in relation to earned premiums. These costs include direct and indirect expenses such as ceding commissions, brokerage expenses and the cost of underwriting and marketing personnel. Management uses its judgment in determining what types of costs should be deferred, as well as what percentage of these costs should be deferred. The Company annually conducts a study to determine which operating costs vary with, and are directly related to, the acquisition of new business and qualify for deferral. Ceding commissions received on premiums the Company cedes to other reinsurers reduce acquisition costs. Expected losses, loss adjustment expenses and the remaining costs of servicing the insured or reinsured business are considered in determining the recoverability of acquisition costs. Acquisition costs associated with financial guaranty contracts accounted for as credit derivatives are expensed as incurred. When an insured issue is retired early, the remaining related deferred acquisition cost is expensed at that time. Ceding commissions associated with future installment premiums on assumed and ceded business are calculated at their contractually defined rate and recorded in deferred acquisition costs consistent with

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

5.    ACCOUNTING FOR FINANCIAL GUARANTY INSURANCE AND REINSURANCE CONTRACTS (Continued)

the adoption of ASC 944-20. There is a corresponding offset to premium receivable. No deferred acquisition costs are recorded in connection with policies acquired as part of a business combination.

Reserves for Losses and Loss Adjustment Expenses

Financial Guaranty Contracts Upon Adoption of ASC 944-20

        The Company recognizes a reserve for losses and loss adjustment expenses on a financial guaranty insurance contract when expected loss exceeds the deferred premium revenue for that contract based on the present value of expected net cash outflows to be paid under the insurance contract. The unearned premium reserve represents the insurance enterprise's stand-ready obligation under a financial guaranty insurance contract at initial recognition. Subsequently, if the likelihood of a default (insured event) increases so that the present value of the expected net cash outflows expected to be paid under the insurance contract exceeds the unearned premium reserve, the Company recognizes a reserve for losses and loss adjustment expenses for the amount of expected loss in excess of unearned premium reserve.

        The expected loss is equal to the present value of expected net cash outflows to be paid under the insurance contract discounted using a current risk-free rate. That current risk-free rate is based on the remaining period (the contract or expected period, as applicable) of the insurance contract. Expected net cash outflows (cash outflows, net of potential recoveries, expected to be paid to the holder of the insured financial obligation, excluding reinsurance) are probability-weighted cash flows that reflect the likelihood of possible outcomes. The Company estimates the expected net cash outflows using management's assumptions about the likelihood of possible outcomes based on all information available to it. Those assumptions consider the relevant facts and circumstances and are consistent with the information tracked and monitored through the Company's risk-management activities.

        The Company updates the discount rate each reporting period and revises expected net cash outflows when increases (or decreases) in the likelihood of a default (insured event) and potential recoveries occur. Revisions to a reserve for loss and loss adjustment expenses, in periods after initial recognition, are recognized as incurred loss and loss adjustment expenses (recoveries) in the period of the change.

        When a claim payment is made on a contract it reduces loss reserves or, to the extent loss reserve are not recorded, it reduces unearned premium reserve.

        The deferred premium revenue represents the amount that will be recorded through earned premiums in the consolidated statements of operations over the terms of the relevant financial guaranty contracts. Accumulated claim payments do not reduce the amount of earned premium to be recognized over the life of a given contract; instead, such losses are recorded in "loss and loss adjustment expenses" on the consolidated statements of operations beginning in the reporting period that "total losses" (i.e. the sum of cumulative claim payments, plus estimated expected future losses), exceeds deferred premium revenue. The amount recorded in "loss and loss adjustment expense" in a given reporting period is the excess of total losses over deferred premium revenue on a contract by contract basis.

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

5.    ACCOUNTING FOR FINANCIAL GUARANTY INSURANCE AND REINSURANCE CONTRACTS (Continued)

Financial Guaranty Contracts Prior to Adoption of ASC 944-20

        Prior to January 1, 2009, reserves for losses for non-derivative transactions in the Company's financial guaranty contracts included case reserves and portfolio reserves. Case reserves were established when there was significant credit deterioration on specific insured obligations and the obligations were in default or default was probable, not necessarily upon non-payment of principal or interest by an insured. Case reserves represented the present value of expected future loss payments and loss adjustment expenses, net of estimated recoveries, but before considering ceded reinsurance. This reserving method was different from case reserves established by traditional property and casualty insurance companies, which establish case reserves upon notification of a claim and establish incurred but not reported reserves for the difference between actuarially estimated ultimate losses and recorded case reserves. Financial guaranty insurance and assumed case reserves and related salvage and subrogation, if any, were discounted at the taxable equivalent yield on the Company's investment portfolio, which was approximately 6%, during 2008.

        The Company recorded portfolio reserves in its financial guaranty business. Portfolio reserves were established with respect to the portion of the Company's business for which case reserves were not established.

        Portfolio reserves were not established based on a specific event. Instead, they were calculated by aggregating the portfolio reserve calculated for each individual transaction. Individual transaction reserves were calculated on a quarterly basis by multiplying the par in-force by the product of the ultimate loss and earning factors without regard to discounting. The ultimate loss factor was defined as the frequency of loss multiplied by the severity of loss, where the frequency was defined as the probability of default for each individual issue. The earning factor was inception to date earned premium divided by the estimated ultimate written premium for each transaction. The probability of default was estimated from rating agency data and was based on the transaction's credit rating, industry sector and time until maturity. The severity was defined as the complement of recovery/salvage rates gathered by the rating agencies of defaulting issues and was based on the industry sector.

        Portfolio reserves were recorded gross of reinsurance. The Company did not cede any amounts under these reinsurance contracts, as the Company's recorded portfolio reserves did not exceed the Company's contractual retentions, required by said contracts.

        The Company recorded an incurred loss that was reflected in the statement of operations upon the establishment of portfolio reserves. When the Company initially recorded a case reserve, the Company reclassified the corresponding portfolio reserve already recorded for that credit within the balance sheet. The difference between the initially recorded case reserve and the reclassified portfolio reserve was recorded as a charge in the Company's statement of operations. Any subsequent change in portfolio reserves or the initial case reserves was recorded quarterly as a charge or credit in the Company's statement of operations in the period such estimates changed.

Reinsurance

        In the ordinary course of business, the Company's insurance subsidiaries assume and cede business with other insurance and reinsurance companies. These agreements provide greater diversification of

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

5.    ACCOUNTING FOR FINANCIAL GUARANTY INSURANCE AND REINSURANCE CONTRACTS (Continued)

business and may reduce the net potential loss from large risks. Ceded contracts do not relieve the Company of its obligations. Reinsurance recoverable on ceded losses include balances due from reinsurance companies for paid and unpaid losses and loss adjustment expenses that will be recovered from reinsurers, based on contracts in force, and is presented net of any provision for estimated uncollectible reinsurance. However, the reinsurance receivable on ceded losses that were acquired in the FSAH Acquisition is recorded at fair value as a component of ceded unearned premium reserve at July 1, 2009. Any change in the provision for uncollectible reinsurance is included in loss and loss adjustment expenses. Ceded reinsurance premiums represent the portion of premiums ceded to reinsurers.

        Certain of the Company's assumed and ceded reinsurance contracts are funds held arrangements. In a "funds held" arrangement, the ceding company retains the premiums instead of paying them to the reinsurer and losses are offset against these funds in an experience account. Because the reinsurer is not in receipt of the funds, the reinsurer earns interest on the experience account balance at a predetermined credited rate of interest. The Company generally earns interest at fixed rates of between 4% and 6% on its assumed funds held arrangements and generally pays interest at fixed rates of between 4% and 6% on its ceded funds held arrangements. The interest earned or credited on funds held arrangements is included in net investment income. In addition, interest on funds held arrangements will continue to be earned or credited until the experience account is fully depleted, which can extend many years beyond the expiration of the coverage period.

Salvage Recoverable

        When the Company becomes entitled to the underlying collateral (generally a future stream of cash flows or pool assets) of an insured credit under salvage and subrogation rights as a result of a claim payment or estimates recoveries from disputed claim payments on contractual grounds, it reduces the corresponding loss reserve for a particular financial guaranty insurance policy for the estimated salvage and subrogation. If the expected salvage and subrogation exceeds the estimated loss reserve for a policy, such amounts are recorded as a salvage recoverable asset in the Company's balances sheets.

Significant Risk Management Activities

        The Risk Oversight and Audit Committees of the Board of Directors of AGL oversee the Company's risk management policies and procedures. Within the limits established by the board committees, specific risk policies and limits are set by the Portfolio Risk Management Committee, which includes members of senior management and senior Credit and Surveillance officers. As part of its risk management strategy, the Company may seek to obtain third party reinsurance or retrocessions and may also periodically enter into other arrangements to alleviate all or a portion of certain risks.

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

5.    ACCOUNTING FOR FINANCIAL GUARANTY INSURANCE AND REINSURANCE CONTRACTS (Continued)

        Risk Management and Surveillance personnel are responsible for monitoring and reporting on all transactions in the insured portfolio, including exposures in both the financial guaranty direct and financial guaranty reinsurance segments. The primary objective of the surveillance process is to monitor trends and changes in transaction credit quality, detect any deterioration in credit quality, and recommend to management such remedial actions as may be necessary or appropriate. All transactions in the insured portfolio are assigned internal credit ratings, and surveillance personnel are responsible for recommending adjustments to those ratings to reflect changes in transaction credit quality. Surveillance personnel are also responsible for managing work-out and loss situations when necessary.

        The Company segregates its insured portfolio of investment grade and below investment grade ("BIG") risks into surveillance categories to facilitate the appropriate allocation of resources to monitoring and loss mitigation efforts and to aid in establishing the appropriate cycle for periodic review for each exposure. BIG credits include all credits internally rated lower than BBB-. The Company's internal credit ratings are based on the Company's internal assessment of the likelihood of default. The Company's internal credit ratings are expressed on a ratings scale similar to that used by the rating agencies and are generally reflective of an approach similar to that employed by the rating agencies.

        The Company monitors its investment grade credits to determine whether any new credits need to be internally downgraded to BIG. Quarterly procedures include qualitative and quantitative analysis on the Company's insured portfolio to identify potential new BIG credits. The Company refreshes its internal credit ratings on individual credit in cycles based on the Company's view of the credit's quality, loss potential, volatility and sector. Ratings on credits and in sectors identified as under the most stress or with the most potential volatility are reviewed every quarter. Credits identified through this process as BIG are subjected to further review by surveillance personnel to determine whether a loss is probable. For transactions where a loss is considered probable, surveillance personnel present analysis related to potential loss situations to a reserve committee. There is a reserve committee for AGC and AGM made up of the Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, General Counsel, Chief Accounting Officer, Chief Surveillance Officer and Chief Actuary which establishes reserves for those entities. There is also a reserve committee of AGL made up of the Chief Executive Officer, Chief Financial Officer, General Counsel and Chief Accounting Officer of that company, as well as the Chief Actuary of AGC and AGM, which establishes reserves for the Company. The reserve committees consider the information provided by surveillance personnel when setting reserves.

Below Investment Grade Surveillance Categories

        Within the BIG category, the Company assigns each credit to one of three surveillance categories:

  •
  BIG Category 1: BIG transactions showing sufficient deterioration to make material losses possible, but for which no losses have been incurred. Non-investment grade transactions on which liquidity claims have been paid are in this category. Intense monitoring and intervention is employed, with internal credit ratings reviewed quarterly.

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

5.    ACCOUNTING FOR FINANCIAL GUARANTY INSURANCE AND REINSURANCE CONTRACTS (Continued)

  •
  BIG Category 2: BIG transactions for which expected losses have been established but for which no unreimbursed claims have yet been paid. Intense monitoring and intervention is employed, with internal credit ratings reviewed quarterly.

  •
  BIG Category 3: BIG transactions for which expected losses have been established and on which unreimbursed claims have been paid. Transactions remain in this category when claims have been paid and only a recoverable remains. Intense monitoring and intervention is employed, with internal credit ratings reviewed quarterly.

        The following table provides information on financial guaranty insurance and reinsurance contracts categorized BIG as of September 30, 2009:

	BIG Categories
	BIG 1	BIG 2	BIG 3	Total
		(dollars in millions)
Number of policies	231	189	121	541
Remaining weighted-average contract period (in years)	8.6	9.6	6.7	8.6
Insured contractual payments outstanding:
Principal	$6,313.7	$7,266.1	$3,967.8	$17,547.6
Interest	1,865.3	2,832.4	1,034.0	5,731.7

Total	$8,179.0	$10,098.5	$5,001.8	$23,279.3

Gross expected cash outflows for loss and loss adjustment expenses	18.4	2,229.8	588.9	$2,837.1
Less:
Gross potential recoveries	18.2	588.5	601.4	1,208.1
Discount, net	0.0	638.9	(59.1)	579.8

Present value of expected cash flows for loss and loss adjustment expenses	0.2	1,002.4	46.6	1,049.2

Unearned premium reserves	$104.3	$1,608.6	605.4	2,318.3

Gross reserves (salvage) for loss and loss adjustment expenses reported in the balance sheet	$—	$141.3	$(112.3)	$29.0

Reinsurance recoverable (payable)	$—	1.2	$(4.4)	$(3.2)

        The Company's loss adjustment expense reserves for mitigating claim liabilities were $1.6 million as of September 30, 2009.

        The Company used a weighted-average risk free discount rate of approximately 2.3% to discount reserves for loss and loss adjustment expenses.

Overview of Significant Risk Management Activities

        Since the onset of the credit crisis in the fall of 2007 and the ensuing sharp recession, the Company has been intensely involved in risk management activities. Its most significant activities have

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

5.    ACCOUNTING FOR FINANCIAL GUARANTY INSURANCE AND REINSURANCE CONTRACTS (Continued)

centered on the residential mortgage sector, where the crisis began, but it is also active in other areas experiencing stress. Residential mortgage loans are loans secured by mortgages on one to four family homes. RMBS may be broadly divided into two categories: (1) first lien transactions, which are generally comprised of loans with mortgages that are senior to any other mortgages on the same property, and (2) second lien transactions, which are comprised of loans with mortgages that are often not senior to other mortgages, but rather are second in priority. Both first lien RMBS and second lien RMBS sometimes include a portion of loan collateral with a different priority than the majority of the collateral.

  Second Lien RMBS: HELOCs and CES

        The Company insures two types of second lien RMBS, those secured by home equity lines of credit ("HELOCs") and those secured by closed-end second mortgages ("CES"). HELOCs are revolving lines of credit generally secured by a second lien on a one to four family home. A mortgage for a fixed amount secured by a second lien on a one-to-four family home is generally referred to as a CES. The Company has material exposure to second lien mortgage loans originated and serviced by a number of parties, but the Company's most significant second lien exposure is to HELOCs originated and serviced by Countrywide.

        As of September 30, 2009, the Company had insured $6.3 billion in net par of HELOC transactions, of which $6.1 billion was in the financial guaranty direct segment. Of the total, $4.8 billion was rated BIG by the Company as of September 30, 2009, with $4.5 billion in net par rated BIG 2 or BIG 3. As of September 30, 2009 the Company had a gross salvage asset related to HELOC policies of $148.5 million, prior to reinsurance or netting of unearned premium as required by GAAP, and a net salvage asset of $145.2 million.

        As of September 30, 2009, the Company had insured $1.3 billion in net par of CES transactions, of which $1.2 billion was in the financial guaranty direct segment. Of the $1.3 billion, $1.2 billion was rated either BIG 2 or BIG 3 by the Company as of September 30, 2009. As of September 30, 2009 the Company had gross expected loss, prior to reinsurance or netting of unearned premium, in this sector of $254.3 million, and gross reserves of $30.5 million.

        The performance of the Company's HELOC and CES exposures deteriorated during 2007 and 2008 and the first nine months of 2009 and transactions, particularly those originated in the period from 2005 through 2007, continue to perform below the Company's original underwriting expectations. In accordance with the Company's standard practices, during Third Quarter 2009 and Nine Months 2009, the Company evaluated the most current available information as part of its loss reserving process, including trends in delinquencies and charge-offs on the underlying loans and its success in requiring providers of representations and warranties to purchase ineligible loans out of these transactions.

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

5.    ACCOUNTING FOR FINANCIAL GUARANTY INSURANCE AND REINSURANCE CONTRACTS (Continued)

        The following table shows the Company's key assumptions used in its loss reserves for these types of policies as of September 30, 2009 and December 31, 2008:

HELOC Key Variables	September 30, 2009	December 31, 2008
Plateau Conditional Default Rate (CDR)	10.6% – 39.7%	19 – 21%
Final CDR	0.5% – 3.2%	1%
Expected Period until Final CDR	21 months	15 months
Initial Conditional Prepayment Rate (CPR)	0.4% – 16.0%	7.0% – 8.0%
Final CPR	10%	7.0% – 8.0%
Loss Severity	95%	100%
Future Repurchase of Ineligible Loans	$724.8 million	$49 million
Initial Draw Rate	0.3% – 4.0%	1.0% – 2.0%

Closed-End Second Liens Key Variables	September 30, 2009	December 31, 2008
Plateau CDR	21.3% – 42.6%	34.0% – 36.0%
Final CDR	3.3% – 8.1%	3.4% – 3.6%
Expected Period until Final CDR achieved	21 months	24 months
Initial CPR	0.6% – 4.9%	7%
Final CPR	10%	7%
Loss Severity	95%	100%
Future Repurchase of Ineligible Loans	$79.5 million	—

        The primary driver of the adverse development the Company has experienced related to its HELOC and CES exposure is the result of much higher total pool delinquencies than had been experienced historically. In order to project future defaults in each pool, a conditional default rate ("CDR") is applied each reporting period to various delinquency categories to calculate the projected losses to the pool. During the Third Quarter 2009, the Company modified its calculation methodology for HELOC transactions from an approach that used an average of the prior six months' CDR to an approach that projects future CDR based on currently delinquent loans. This change was made due to the continued volatility in mortgage backed transactions. Management believes that this refinement in approach should prove to be more responsive to changes in CDR rates than the prior methodology. Under this methodology, current representative roll rates are used to estimate losses in the first five months from loans that are currently delinquent and then the CDR of the fifth month is held constant for a period of time. Taken together, the first five months of losses plus the period of time for which the CDR is held constant represent the stress period. Once the stress period has elapsed, the CDR is assumed to gradually trend down to its final CDR. In the base case as of September 30, 2009, the total time between the current period's CDR and the long-term assumed CDR used to project losses was 21 months. At the end of this period, the long-term steady CDRs modeled were between 0.5% and 3.2% for HELOC transactions and between 3.3% and 8.1% for CES transactions. The Company continued to assume an extended stress period based on transaction performance and the continued weakened overall economic environment.

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

5.    ACCOUNTING FOR FINANCIAL GUARANTY INSURANCE AND REINSURANCE CONTRACTS (Continued)

        The assumption for the Conditional Prepayment Rate ("CPR"), which represents voluntary prepayments, follows a similar pattern to that of the CDR. The current CPR is assumed to continue for the stress period before gradually increasing to the final CPR, which is assumed to be 10% for both HELOC and CES transactions. This level is much higher than current rates but lower than the historical average, which reflects the Company's continued uncertainty about performance of the borrowers in these transactions. For HELOC transactions, the draw rate is assumed to decline from the current level to the final draw rate over a period of 4 months. The final draw rates were assumed to be between 0.2% and 2.0%.

        In the Third Quarter 2009 and Nine Months 2009, the Company modeled and probability weighted three potential time periods over which an elevated CDR may potentially occur, one of which assumed a three month shorter period of elevated CDR and another of which assumed a three month longer period of elevated CDR than the most heavily weighted scenario described in the table above. Given that draw rates have been reduced to levels below the historical average and that loss severities in these products have been higher than anticipated at inception, the Company believes that the level of the elevated CDR and the length of time it will persist is the primary driver behind the likely amount of losses the collateral will suffer (before considering the effects of repurchases of ineligible loans). The Company continues to evaluate all of the assumptions informing its modeling results.

        Performance of the collateral underlying certain securitizations has substantially differed from the Company's original expectations. Employing several loan file diligence firms and law firms as well as internal resources, as of September 30, 2009 the Company had performed a detailed review of over 18,500 files, representing nearly $1.5 billion in outstanding par of defaulted second lien loans underlying insured transactions, and identified a material number of defaulted loans that breach representations and warranties regarding the characteristics of the loans. The Company continues to review new files as new loans default and as new loan files are made available to it. Following negotiation with the sellers and originators of the breaching loans, as of mid-October 2009 the Company had reached agreement to have $128.9 million of the second lien loans repurchased. The Company has included in its loss estimates for second liens as of September 30, 2009 an estimated benefit from repurchases of $804.3 million, of which $380.8 million is either netted from the Company's GAAP loss reserves or included in salvage recoverable, with the balance pertaining to policies whose calculated loss reserve is less than its unearned premium reserve, principally as a result of the effects of purchase accounting on AGM's financial guaranty policies. The Company recognized a benefit related from repurchases of $189.2 million in the Third Quarter 2009. The amount the Company ultimately recovers related to contractual representations and warranties is uncertain and subject to a number of factors including the counterparty's ability to pay, the number and amount of loans determined to have breached representations and warranties and, potentially, negotiated settlements or litigation. As such, the Company's estimate of recoveries is uncertain and actual amounts realized may differ significantly from these estimates.

        The ultimate performance of the Company's HELOC and CES transactions will depend on many factors, such as the level and timing of loan defaults, interest proceeds generated by the securitized loans, prepayment speeds and changes in home prices, as well as the levels of credit support built into each transaction. The ability and willingness of providers of representations and warranties to repurchase ineligible loans from the transactions will also have a material effect on the Company's

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

5.    ACCOUNTING FOR FINANCIAL GUARANTY INSURANCE AND REINSURANCE CONTRACTS (Continued)

ultimate loss on these transactions. Finally, other factors also may have a material impact upon the ultimate performance of each transaction, including the ability of the seller and servicer to fulfill all of their contractual obligations including any obligation to fund future draws on lines of credit. The variables affecting transaction performance are interrelated, difficult to predict and subject to considerable volatility. If actual results differ materially from any of the Company's assumptions, the losses incurred could be materially different from the estimate. The Company continues to update its evaluation of these exposures as new information becomes available.

  First Lien RMBS: Subprime, Alt-A, Option ARM and Prime

        First lien RMBS are generally categorized in accordance with the characteristics of the first lien mortgage loans on one to four family homes supporting the transactions. The collateral supporting "Subprime RMBS" transactions is comprised of first-lien residential mortgage loans made to subprime borrowers. A "subprime borrower" is one considered to be a higher risk credit based on credit scores or other risk characteristics. Another type of RMBS transaction is generally referred to as "Alt-A RMBS." The collateral supporting such transactions is comprised of first-lien residential mortgage loans made to "prime" quality borrowers that lack certain ancillary characteristics that would make them prime. When more than 66% of the loans originally included in the pool are mortgage loans with an option to make a minimum payment that has the potential to negatively amortize the loan (i.e., increase the amount of principal owed), the transaction is referred to as an "Option ARMs." Finally, transactions may include loans made to prime borrowers.

        The problems affecting the subprime mortgage market have been widely reported, with rising delinquencies, defaults and foreclosures negatively impacting the performance of Subprime RMBS transactions. Those concerns relate primarily to Subprime RMBS issued in the period from 2005 through 2007. As of September 30, 2009, the Company had insured $5.0 billion in net par of Subprime RMBS transactions, of which $4.9 billion was in the financial guaranty direct segment. These transactions benefit from various structural protections, including credit enhancement that in the direct portfolio for the vintages 2005 through 2008 currently averages approximately 32.1% of the remaining insured balance. Of the total Subprime RMBS, $1.9 billion was rated BIG by the Company as of September 30, 2009, with $0.7 billion in net par rated BIG 2 or BIG 3. As of September 30, 2009 the Company had gross reserves, prior to reinsurance or netting of unearned premium, in this sector of $52.7 million, and net reserves of $20.9 million.

        As has been reported, the problems affecting the subprime mortgage market are affecting Option ARM RMBS transactions, with rising delinquencies, defaults and foreclosures negatively impacting their performance. Those concerns relate primarily to Option ARM RMBS issued in the period from 2005 through 2007. As of September 30, 2009, the Company had insured $2.9 billion in net par of Option ARM RMBS transactions, all of which was in the financial guaranty direct segment. These transactions benefit from various structural protections, including credit enhancement that in the direct portfolio for the vintages 2005 through 2007 currently averages approximately 9.8% of the remaining insured balance. Of the Company's $2.9 billion total Option ARM RMBS net insured par, $2.8 billion was rated BIG by the Company as of September 30, 2009, with $2.0 billion in net par rated BIG 2 or BIG 3. As of September 30, 2009 the Company had gross reserves, prior to reinsurance or netting of unearned premium, in this sector of $446.7 million, and net reserves of $19.1 million.

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

5.    ACCOUNTING FOR FINANCIAL GUARANTY INSURANCE AND REINSURANCE CONTRACTS (Continued)

        As has also been reported, the problems affecting the subprime mortgage market are now affecting Alt-A RMBS transactions, with rising delinquencies, defaults and foreclosures negatively impacting their performance. Those concerns relate primarily to Alt-A RMBS issued in the period from 2005 through 2007. As of September 30, 2009, the Company had insured $2.5 billion in net par of Alt-A RMBS transactions, all of which was in the financial guaranty direct segment. These transactions benefit from various structural protections, including credit enhancement that in the direct portfolio for the vintages 2005 through 2007 currently averages approximately 7.6% of the remaining insured balance. Of the total Alt-A RMBS, $1.7 billion was rated BIG by the Company as of September 30, 2009, with $1.6 billion in net par rated BIG 2 or BIG 3. As of September 30, 2009 the Company had gross reserves, prior to reinsurance or netting of unearned premium, in this sector of $214.6 million, and net reserves of $20.4 million.

        The performance of the Company's first lien RMBS exposures deteriorated during 2007 and 2008 and the first nine months of 2009 and transactions, particularly those originated in the period from 2005 through 2007, continue to perform below the Company's original underwriting expectations. Most of the projected losses in the First Lien RMBS transactions are expected to come from mortgage loans that are currently delinquent, so an increase in delinquent loans beyond those expected last quarter is one of the primary drivers of loss development in this portfolio. Like many market participants, the Company applies a liquidation rate assumption to loans in various delinquency categories to determine what proportion of loans in those categories will eventually default.

        The following table shows the Company's liquidation assumptions for various delinquency categories as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
30 – 59 Days Delinquent
Subprime	45%	48%
Option ARM	50	47
Alt-A	50	42
60 – 89 Days Delinquent
Subprime	65	70
Option ARM	65	71
Alt-A	65	66
90 – BK
Subprime	70	90
Option ARM	75	91
Alt-A	75	84
Foreclosure
Subprime	85	100
Option ARM	85	100
Alt-A	85	100
REO
Subprime	100	100
Option ARM	100	100
Alt-A	100	100

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

5.    ACCOUNTING FOR FINANCIAL GUARANTY INSURANCE AND REINSURANCE CONTRACTS (Continued)

        Another important driver of loss projections in this area is loss severities, i.e. the amount of loss the transaction incurs on a loan after the application of net proceeds from the disposal of the underlying property. Loss severities experienced in first lien transactions have reached historical highs, and the Company has been revising its assumptions to match experience. The Company is assuming that loss severities begin returning to more normal levels beginning in October 2010, reducing over two or four years to either 40% or 20 points (i.e. from 60% to 40%) below their initial levels, depending on the scenario.

        The following table shows the Company's initial loss severity assumptions as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Subprime	70%	70%
Option ARM	60	54
Alt-A	65	54

        The primary driver of the adverse development related to first lien exposure, as was the case with the Company's second lien transactions, is the result of the continued increase in delinquent mortgages. During the Third Quarter 2009, the Company modified its method of predicting losses from one where losses for both current and delinquent loans were projected using liquidation rates to a method where only the loss related to delinquent loans is calculated using liquidation rates, while losses from current loans are determined by applying a CDR trend. The Company made this change so that its methodology would be more responsive in reacting to the volatility in delinquency data. For delinquent loans, a liquidation rate is applied to loans in various stages of delinquency to determine the portion of loans in each delinquency category that will eventually default. Then, for each transaction, management calculates the constant CDR that, over the next 24 months, would be sufficient to produce the amount of losses that were calculated to emerge from the various delinquency categories. That CDR plateau is extended another three months, for a total of 27 months, in some scenarios. Each transaction's CDR is calculated to improve over 12 months to an intermediate CDR based upon its CDR plateau, then trail off to its final CDR. The intermediate CDRs modeled were between 0.5% and 7.6% for Alt-A first lien transactions, between 3.2% to 6.3% for Option ARM transactions and between 3.1% and 7.6% for Subprime transactions. The defaults resulting from the CDR after the 24 month represent the defaults that can be attributed to borrowers that are currently performing.

        The assumption for the CPR follows a similar pattern to that of the CDR. The current level of voluntary prepayments is assumed to continue for the stress period before gradually increasing over 12 months to the final CPR, which is assumed to be either 10% or 15% depending on the scenario run. In the Third Quarter 2009 and Nine Months 2009, consistent with ASC 944-20, the Company modeled and probability weighted four different scenarios with differing CDR curve shapes, loss severity development assumptions and voluntary prepayment assumptions.

        The performance of the collateral underlying certain of these securitizations has substantially differed from the Company's original expectations. As with the second lien policies, as of September 30, 2009 the Company had performed a detailed review of over 2,500 files representing over $1.1 billion in outstanding par of defaulted first lien loans underlying insured transactions, and a material number of defaulted loans that breach representations and warranties regarding the

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

5.    ACCOUNTING FOR FINANCIAL GUARANTY INSURANCE AND REINSURANCE CONTRACTS (Continued)

characteristics of the loans. The Company continues to review new files as new loans default and as new loan files are made available to it. Following negotiation with the sellers and originators of the breaching loans, as of mid-October 2009 the Company had reached agreement to have $17.2 million of first lien loans repurchased. The Company has included in its loss estimates for first lien an estimated benefit from repurchases of $310.7 million, of which $66.2 million is netted from the Company's GAAP loss reserves, with the balance pertaining to policies whose calculated loss reserve is less than its deferred premium revenue, principally as a result of the effects of purchase accounting on AGM's financial guaranty policies. The amount the Company ultimately recovers related to contractual representations and warranties is uncertain and subject to a number of factors including the counterparty's ability to pay, the number and amount of loans determined to have breached representations and warranties and, potentially, negotiated settlements or litigation. As such, the Company's estimate of recoveries is uncertain and actual amounts realized may differ significantly from these estimates.

        The Company also insures one direct nominally prime RMBS transaction rated BIG with a net outstanding par at September 30, 2009 of $52 million, which it models as an Alt-A transaction and on which it has established case reserves of $2.3 million. Finally, the Company insures Net Interest Margin ("NIM") securities with a net par outstanding as of September 30, 2009 of $103 million. While these securities are backed by First Lien RMBS, the Company no longer expects to receive any cash flow on the underlying First Lien RMBS and has, therefore, fully reserved for these transactions, with the exception of expected payments of $119.3 million from third parties to cover principal and interest on the NIMs.

        The ultimate performance of the Company's First Lien RMBS transactions remains highly uncertain and may be subject to considerable volatility due to the influence of many factors, including the level and timing of loan defaults, changes in housing prices and other variables. The Company will continue to monitor the performance of its RMBS exposures and will adjust the risk ratings of those transactions based on actual performance and management's estimates of future performance.

  "XXX" Life Insurance Transactions

        The Company has insured $2.2 billion of net par in "XXX" life insurance reserve securitization transactions based on discrete blocks of individual life insurance business. In these transactions the monies raised by the sale of the bonds insured by the Company are used to capitalize a special purpose vehicle that provides reinsurance to a life insurer or reinsurer. The monies are invested at inception in accounts managed by third-party investment managers. In order for the Company to incur an ultimate net loss on these transactions, adverse experience on the underlying block of life insurance policies and/or credit losses in the investment portfolio would need to exceed the level of credit enhancement built into the transaction structures.

        The Company's $2.2 billion in net par of XXX Life Insurance transactions includes $1.8 billion in the financial guaranty direct segment. Of the total, $882.5 million was rated BIG by the Company as of September 30, 2009, and corresponded to two transactions, classified as BIG 2 and BIG 3. These two XXX transactions had material amounts of their assets invested in US RMBS transactions.

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

5.    ACCOUNTING FOR FINANCIAL GUARANTY INSURANCE AND REINSURANCE CONTRACTS (Continued)

        Based on its analysis of the information currently available, including estimates of future investment performance provided by the current investment manager, projected credit impairments on the invested assets and performance of the blocks of life insurance business at September 30, 2009, the Company's gross reserve, prior to reinsurance or netting of unearned premium, for its two BIG XXX insurance transactions was $60.6 million and its net reserve was $43.2 million.

        On December 19, 2008, the Company sued J.P. Morgan Investment Management Inc. ("JPMIM"), the investment manager in one of the transactions, which relates to Orkney Re II, p.l.c. ("Orkney Re II"), in New York Supreme Court alleging that JPMIM engaged in breaches of fiduciary duty, gross negligence and breaches of contract based upon its handling of the investments of Orkney Re II. On May 13, 2009, the Company filed a First Amended Complaint, additionally asserting the same claims in the name of Orkney Re II. JPMIM has filed a motion to dismiss the First Amended Complaint. The court has not yet acted upon the motion.

  Public Finance Transactions

        The Company has exposure to a public finance transaction for sewer service in Jefferson County, Alabama. The Company's total exposure to this transaction is approximately $597.8 million of net par, of which $238.9 million is in the financial guaranty direct segment. The Company has made debt service payments during the year and expects to make additional payments in the near term. The Company is continuing its risk remediation efforts for this exposure.

  Other Sectors and Transactions

        The Company continues to closely monitor other sectors and individual transactions it feels warrant the additional attention, including, as of September 30, 2009, its commercial mortgage exposure of $0.7 billion of net par, of which $0.3 billion was in the financial guaranty direct segment; its Trust Preferred Securities Collateralized Debt Obligations exposure of $1.2 billion, all of which was in the financial guaranty direct segment; and its U.S. health care exposure of $22.1 billion of net par, of which $19.6 billion was in the financial guaranty direct segment.

6.    CREDIT DERIVATIVES

        Certain financial guaranties written in credit derivative form, principally in the form of insured credit default swap ("CDS") contracts, have been deemed to meet the definition of a derivative under GAAP, which requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value, cash flow or foreign currency hedge. GAAP requires companies to recognize freestanding or embedded derivatives relating to beneficial interests in securitized financial instruments. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

6.    CREDIT DERIVATIVES (Continued)

        In general, the Company structures credit derivative transactions such that the circumstances giving rise to the Company's obligation to make loss payments is similar to that for financial guaranty insurance policies and only occurs as losses are realized on the underlying reference obligation. Nonetheless, credit derivative transactions are governed by International Swaps and Derivatives Association, Inc. ("ISDA") documentation and operate differently from financial guaranty insurance policies. For example, the Company's control rights with respect to a reference obligation under a credit derivative may be more limited than when the Company issues a financial guaranty policy on a direct primary basis. In addition, while the Company's exposure under credit derivatives, like the Company's exposure under financial guaranty policies, has been generally for as long as the reference obligation remains outstanding, unlike financial guaranty insurance policies, a credit derivative may be terminated for a breach of the ISDA documentation or other specific events. If events of default or termination events specified in the credit derivative documentation were to occur, the non-defaulting or the non-affected party, which may be either the Company or the counterparty, depending upon the circumstances, may decide to terminate a credit derivative prior to maturity. The Company may be required to make a termination payment to its swap counterparty upon such termination.

        Some of the Company's CDS have rating triggers that allow certain CDS counterparties to terminate in the case of downgrades. If certain of its credit derivative contracts were terminated the Company could be required to make a termination payment as determined under the relevant documentation, although under certain documents, the Company may have the right to cure the termination event by posting collateral, assigning its rights and obligations in respect of the transactions to a third party or seeking a third party guaranty of the obligations of the Company. As of September 30, 2009, if AGC's ratings were downgraded to levels between BBB or Baa2 and BB+ or Ba1, certain CDS counterparties could terminate certain CDS contracts covering approximately $7.3 billion par insured, compared to approximately $7.7 billion as of June 30, 2009. As of September 30, 2009, if AGRO's ratings were downgraded to BBB- or Baa3, certain CDS counterparties could terminate certain CDS contracts covering approximately $3.1 million par insured. As of September 30, 2009, AG Re had no CDS exposure subject to termination based on its rating. The Company does not believe that it can accurately estimate the termination payments it could be required to make if, as a result of any such downgrade, a CDS counterparty terminated its CDS contracts with the Company. These payments could have a material adverse effect on the Company's liquidity and financial condition.

        Under a limited number of other CDS contracts, the Company may be required to post eligible securities as collateral—generally cash or U.S. government or agency securities. This requirement is based generally on a mark-to-market valuation in excess of contractual thresholds that decline if the Company's ratings decline. As of September 30, 2009, the Company had posted approximately $570.6 million of collateral in respect of approximately $19.8 billion of par insured. Upon the downgrade of AGC by Moody's on November 12, 2009, certain of the thresholds set out in the CDS contracts were eliminated, and as of November 16, 2009, the amount of par that the Company has subject to collateral posting requirements is approximately $20.38 billion. Accordingly, the Company may be required to post incremental collateral in addition to the $570.6 million already being posted. Amounts required to be posted as collateral in the future will depend the market values of the transactions subject to the collateral posting, which market values change from time to time.

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

6.    CREDIT DERIVATIVES (Continued)

        As of November 16, 2009, if AGC were further downgraded, additional contractual thresholds would be eliminated and the amount of par that the Company would have subject to collateral posting requirements would increase to approximately $20.41 billion in the case of a downgrade below AA- or Aa3 to A+ or A1, and approximately $20.49 billion in the case of a downgrade below A- or A3 to BBB+ or Baa1 or below. In each case, the actual amounts required to be posted would be based on market conditions at the time of the posting and the applicable CDS contracts. Any such amounts posted could have a material adverse effect on the Company's liquidity.

        As of September 30, 2009, AGM had no CDS exposure subject to termination based on its rating, or subject to collateral posting.

        "Realized gains and other settlements" on credit derivatives include credit derivative premiums received and receivable for credit protection the Company has sold under its insured CDS contracts, premiums paid and payable for credit protection the Company has purchased as well as any contractual claim losses paid and payable and received and receivable related to insured credit events under these contracts, ceding commissions (expense) income and realized gains or losses related to their early termination.

        The following table disaggregates realized gains and other settlements on credit derivatives into its component parts for the Third Quarter and Nine Months 2009 and 2008:

Realized Gains and Other Settlements on Credit Derivatives

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Realized gains and other settlements on credit derivatives
Net credit derivative premiums received and receivable	$57,447	$30,545	$114,915	$89,853
Net credit derivative losses (paid and payable) recovered and recoverable	14,270	30	5,227	410
Ceding commissions received/receivable (paid/payable), net	(26)	(615)	(56)	(893)

Total realized gains and other settlements on credit derivatives	$71,691	$29,960	$120,086	$89,370

        "Net unrealized gains (losses)" on credit derivatives represent the adjustments for changes in fair value that are recorded in each reporting period, under ASC 815-10. Changes in unrealized gains and losses on credit derivatives are reflected in the consolidated statements of operations in "net unrealized gains (losses)" on credit derivatives. Cumulative unrealized losses, determined on a contract by contract basis, are reflected as either net assets or net liabilities in the Company's balance sheets. Unrealized gains and losses resulting from changes in the fair value of credit derivatives occur because of changes in interest rates, credit spreads, the credit ratings of the referenced entities and the issuing company's own credit rating and other market factors. The unrealized gains and losses on credit derivatives will reduce to zero as the exposure approaches its maturity date, unless there is a payment default on the exposure or early termination. If unrealized losses on credit derivatives reduce the Company's

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

6.    CREDIT DERIVATIVES (Continued)

consolidated net worth to less than 75% of the consolidated net worth of the Company as of the quarter ended June 30, 2009, the Company would be in violation of its financial covenants in its 2006 credit facility. See Note 12.

        The Company determines the fair value of its credit derivative contracts primarily through modeling that uses various inputs to derive an estimate of the value of the Company's contracts in principal markets. See Note 7. Inputs include expected contractual life and credit spreads, based on observable market indices and on recent pricing for similar contracts. Credit spreads capture the impact of recovery rates and performance of underlying assets, among other factors, on these contracts. The Company's pricing model takes into account not only how credit spreads on risks that it assumes affect pricing, but also how the Company's own credit spread affects the pricing of its deals. If credit spreads of the underlying obligations change, the fair value of the related credit derivative changes. Market liquidity could also impact valuations of the underlying obligations.

        The impact of changes in credit spreads will vary based upon the volume, tenor, interest rates, and other market conditions at the time these fair values are determined. In addition, since each transaction has unique collateral and structure terms, the underlying change in fair value of each transaction may vary considerably. The fair value of credit derivative contracts also reflects the change in the Company's own credit cost, based on the price to purchase credit protection on AGC and AGM. During Third Quarter 2009 and Nine Months 2009, the Company incurred net pre-tax unrealized losses on credit derivatives of $205.3 million and $432.6 million, respectively. As of September 30, 2009 the net credit liability included a reduction in the liability of $6,716.1 million representing AGC's and AGM's credit value adjustment, which was based on the market cost of AGC's and AGM's credit protection of 825 and 660 basis points, respectively. Management believes that the trading level of AGC's and AGM's credit spread was due to the correlation between AGC's and AGM's risk profile and that experienced currently by the broader financial markets and increased demand for credit protection against AGC and AGM as the result of its financial guaranty direct segment financial guarantee volume, as well as the overall lack of liquidity in the CDS market. Offsetting the benefit attributable to AGC's and AGM's credit spread were declines in fixed income security market prices primarily attributable to widening spreads in certain markets as a result of the continued deterioration in credit markets and some credit rating downgrades. The higher credit spreads in the fixed income security market were primarily due to continuing market concerns over the most recent vintages of Subprime RMBS and trust-preferred securities.

        During Third Quarter and Nine Months 2008, the Company incurred net pre-tax unrealized losses of $116.2 million and unrealized gains of $332.6 million on credit derivatives, respectively. The Third Quarter 2008 loss included a gain of $668.0 million associated with the change in AGC's credit spread, which widened substantially from 900 basis points at June 30, 2008 to 1,255 basis points at September 30, 2008.

        The total notional amount of credit derivative exposure outstanding as of September 30, 2009 and December 31, 2008 and included in the Company's financial guaranty exposure was $123.4 billion and $75.1 billion, respectively.

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

6.    CREDIT DERIVATIVES (Continued)

        The components of the Company's unrealized gain (loss) on credit derivatives as of and for the three and nine months ended September 30, 2009 are:

	As of September 30, 2009		Third Quarter 2009	Nine Months 2009
Asset Type	Net Par Outstanding	Weighted Average Credit Rating(1)	Unrealized Gain (Loss)	Unrealized Gain (Loss)
	(in billions)		(in millions)
Financial Guaranty Direct:
Pooled corporate obligations:
High yield corporates	$60.7	AAA	$47.9	$(28.0)
Trust preferred securities	6.1	BBB-	(32.3)	(32.6)
Market value CDOs of corporate obligations	5.5	AAA	(0.8)	(8.1)
Investment grade corporates	14.8	AAA*(2)	(21.6)	(18.7)
CDO of CDOs (corporate)	—		6.6	6.3

Total pooled corporate obligations	87.1	AAA	(0.2)	(81.1)
U.S. RMBS:
Prime first lien	3.1	A+	(31.3)	(70.0)
Alt-A first lien	6.2	BB+	(41.8)	(287.6)
Subprime lien	5.5	A+	(1.5)	2.2

Total U.S. RMBS	14.8	A-	(74.6)	(355.4)
Commercial mortgage-backed securities	7.3	AAA	0.1	(31.9)
Other	12.6	AA-	(102.2)	52.3

Total Financial Guaranty Direct	121.8	AA+	(176.9)	(416.1)
Financial Guaranty Reinsurance	1.6	AA+	(28.4)	(16.5)

Total	$123.4	AA+	$(205.3)	$(432.6)

(1)
Based on the Company's internal rating, which is on a ratings scale similar to that used by the nationally recognized rating agencies.

(2)
The "super senior category," which is not a category generally used by rating agencies, is used by the Company in instances where the Company's triple-A rated exposure has additional credit enhancement due to either (1) the existence of another security rated triple-A that is subordinated to the Company's exposure or (2) the Company's exposure benefits from a different from of credit enhancement that would pay any claims first in the event that any of the exposures incurs a loss, and such credit enhancement, in management's opinion, causes the Company's attachment point to be materially above the triple-A attachment point.

        Corporate collateralized loan obligations ("CLOs"), synthetic pooled corporate obligations, market value CDOs, and trust preferred securities ("TRUPS"), which comprise the Company's pooled corporate exposures, include all U.S. structured finance pooled corporate obligations and international pooled corporate obligations. RMBS are comprised of prime and Subprime U.S. mortgage-backed and home equity securities, international RMBS and international home equity securities. Commercial

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

6.    CREDIT DERIVATIVES (Continued)

mortgage-backed securities are comprised of commercial U.S. structured finance and commercial international mortgage backed securities. "Other" includes all other U.S. and international asset classes, such as commercial receivables, and international infrastructure and pooled infrastructure securities.

        The Company's exposure to pooled corporate obligations is highly diversified in terms of obligors and, except in the case of TRUPS, industries. Most pooled corporate transactions are structured to limit exposure to any given obligor and industry. The majority of the Company's pooled corporate exposure in the financial guaranty direct segment consists of CLOs or synthetic pooled corporate obligations. Most of these direct CLOs have an average obligor size of less than 1% and typically restrict the maximum exposure to any one industry to approximately 10%. The Company's exposure also benefits from embedded credit enhancement in the transactions which allows a transaction to sustain a certain level of losses in the underlying collateral, further insulating the Company from industry specific concentrations of credit risk on these deals.

        The Company's $12.6 billion exposure to "Other" CDS contracts is also highly diversified. It includes $4.3 billion of exposure to four pooled infrastructure transactions comprised of diversified pools of international infrastructure project transactions and loans to regulated utilities. These pools were all structured with underlying credit enhancement sufficient for the Company to attach at super senior AAA levels. The remaining $8.3 billion of exposure in "Other" CDS contracts is comprised of numerous deals typically structured with significant underlying credit enhancement and spread across various asset classes, such as commercial receivables, infrastructure, regulated utilities and consumer receivables. Substantially all of this $12.6 billion of exposure is rated investment grade and the weighted average credit rating is AA-.

        The unrealized loss of $102.2 million in Third Quarter 2009 and unrealized gain of $52.3 million in Nine Months 2009 on "Other" CDS contracts is primarily attributable to implied spread widening during Third Quarter 2009 on a U.S. infrastructure transaction, a XXX life insurance securitization and a film securitization transaction.

        With considerable volatility continuing in the market, unrealized gains (losses) on credit derivatives may fluctuate significantly in future periods.

        The Company's exposure to the mortgage industry is discussed in Note 5.

        As of September 30, 2009 and December 31, 2008, the Company considered the impact of its own credit risk, in combination with credit spreads on risk that it assumes through CDS contracts, in determining the fair value of its credit derivatives. The Company determines its own credit risk based on quoted CDS prices traded on the Company at each balance sheet date. The quoted price of CDS contracts traded on AGC at September 30, 2009 and December 31, 2008 was 825 basis points and 1,775 basis points, respectively. The quoted price of CDS contracts traded on AGM at September 30, 2009 and December 31, 2008 was 660 basis points and 1,420 basis points, respectively. Historically, the price of CDS traded on AGC and AGM moves directionally the same as general market spreads. Generally, a widening of the CDS prices traded on AGC and AGM has an effect of offsetting unrealized losses that result from widening general market credit spreads, while a narrowing of the CDS prices traded on AGC and AGM has an effect of offsetting unrealized gains that result from narrowing general market credit spreads. An overall narrowing of spreads generally results in an unrealized gain on credit derivatives for the Company and an overall widening of spreads generally results in an unrealized loss

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

6.    CREDIT DERIVATIVES (Continued)

for the Company. At September 30, 2009, the values of the Company's CDS contracts before and after considering implications of the Company's credit spreads were negative $7,991.9 million and negative $1,275.8 million, respectively. At December 31, 2008, the values of the Company's CDS contracts before and after considering implications of the Company's credit spreads were negative $4,686.8 million and negative $539.2 million, respectively.

        The following table presents additional details about the Company's unrealized loss on pooled corporate obligation credit derivatives by asset type, as of September 30, 2009:

Asset Type	Original Subordination(1)	Current Subordination(1)	Net Par Outstanding (in billions)	Weighted Average Credit Rating(2)	Third Quarter 2009 Unrealized Gain (Loss) (in millions)	Nine Months 2009 Unrealized Gain (Loss) (in millions)
High yield corporate obligations	32.5%	28.0%	$60.7	AAA	$47.9	$(28.0)
Trust preferred securities	46.6	38.0	6.1	BBB-	(32.3)	(32.6)
Market value CDOs of corporate obligations	32.1	39.3	5.5	AAA	(0.8)	(8.1)
Investment grade corporate obligations	19.2	17.8	14.8	AAA*(3)	(21.6)	(18.7)
CDO of CDOs (corporate obligations)	—	—	—	—	6.6	6.3

Total	31.2%	27.7%	$87.1	AAA	$(0.2)	$(81.1)

(1)
Represents the sum of subordinate tranches and over-collateralization and does not include any benefit from excess interest collections that may be used to absorb losses.

(2)
Based on the Company's internal rating, which is on a ratings scale similar to that used by the nationally recognized rating agencies.

(3)
The "super senior category," which is a category not generally used by rating agencies, is used by the Company in instances where the Company's triple A-rated exposure has additional credit enhancement due to either (1) the existence of another security rated triple A that is subordinated to the Company's exposure or (2) the Company's exposure benefits from a different form of credit enhancement that would pay any claims first in the event that any of the exposures incurs a loss, and such credit enhancement, in management's opinion, causes the Company's attachment point to be materially above the triple A attachment point.

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

6.    CREDIT DERIVATIVES (Continued)

        The following table presents additional details about the Company's unrealized gain (loss) on credit derivatives associated with commercial mortgage-backed securities by vintage as of September 30, 2009:

Vintage	Original Subordination(1)	Current Subordination(1)	Net Par Outstanding (in billions)	Weighted Average Credit Rating(2)	Third Quarter 2009 Unrealized Gain (Loss) (in millions)	Nine Months 2009 Unrealized Gain (Loss) (in millions)
2004 and Prior	26.1%	37.7%	$0.9	AAA	$(0.3)	$(0.6)
2005	27.2	25.8	3.7	AAA	0.2	(18.6)
2006	29.7	28.7	2.0	AAA	0.2	(10.1)
2007	46.6	44.8	0.7	AAA	(0.0)	(2.6)
2008	—	—	—	—	—	—
2009	—	—	—	—	—	—

Total	29.6%	29.9%	$7.3	AAA	$0.1	$(31.9)

(1)
Represents the sum of subordinate tranches and over-collateralization and does not include any benefit from excess interest collections that may be used to absorb losses.

(2)
Based on the Company's internal rating, which is on a ratings scale similar to that used by the nationally recognized rating agencies.

        The following tables present additional details about the Company's unrealized loss on credit derivatives associated with RMBS by vintage and asset type as of September 30, 2009:

Vintage	Original Subordination(1)	Current Subordination(1)	Net Par Outstanding (in billions)	Weighted Average Credit Rating(2)	Third Quarter 2009 Unrealized Gain (Loss) (in millions)	Nine Months 2009 Unrealized Gain (Loss) (in millions)
2004 and Prior	5.6%	16.0%	$0.8	AA+	$(0.1)	$32.9
2005	26.4	56.1	3.8	AA-	(1.4)	(1.3)
2006	18.4	25.2	3.6	A+	(19.0)	(19.6)
2007	18.5	19.5	6.6	BB+	(54.1)	(367.4)
2008	—	—	—	—	—	—
2009	—	—	—	—	—	—

Total	20.3%	30.8%	$14.8	A-	$(74.6)	$(355.4)

(1)
Represents the sum of subordinate tranches and over-collateralization and does not include any benefit from excess interest collections that may be used to absorb losses.

(2)
Based on the Company's internal rating, which is on a ratings scale similar to that used by the nationally recognized rating agencies.

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

6.    CREDIT DERIVATIVES (Continued)

Asset Type	Original Subordination(1)	Current Subordination(1)	Net Par Outstanding (in billions)	Weighted Average Credit Rating(2)	Third Quarter 2009 Unrealized Gain (Loss) (in millions)	Nine Months 2009 Unrealized Gain (Loss) (in millions)
Alt-A loans	20.3%	22.1%	$6.2	BB+	$(41.8)	$(287.6)
Prime first lien	9.1	12.2	3.1	A+	(31.3)	(70.0)
Subprime lien	27.5	53.0	5.5	A+	(1.5)	2.2

Total	20.3%	30.8%	$14.8	A-	$(74.6)	$(355.4)

(1)
Represents the sum of subordinate tranches and over-collateralization and does not include any benefit from excess interest collections that may be used to absorb losses.

(2)
Based on the Company's internal rating, which is on a ratings scale similar to that used by the nationally recognized rating agencies.

        The following table summarizes the estimated change in fair values on the net balance of the Company's credit derivative positions assuming immediate parallel shifts in credit spreads on AGC and AGM and on the risks that they both assume at September 30, 2009:

Credit Spreads(1)	Estimated Net Fair Value (Pre-Tax)	Estimated Pre-Tax Change in Gain/(Loss)
	(in millions)
September 30, 2009:
100% widening in spreads	$(3,734.5)	$(2,458.7)
50% widening in spreads	(2,506.1)	(1,230.3)
25% widening in spreads	(1,891.9)	(616.1)
10% widening in spreads	(1,524.2)	(248.4)
Base Scenario	(1,275.8)	—
10% narrowing in spreads	(1,095.8)	180.0
25% narrowing in spreads	(826.2)	449.6
50% narrowing in spreads	(380.6)	895.2

(1)
Includes the effects of spreads on both the underlying asset classes and the Company's own credit spread.

        The Company had no derivatives designated as hedges during 2009 and 2008.

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

7.    FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying amount and estimated fair value of financial instruments are presented in the following table:

	As of September 30, 2009		As of December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Assets:
Fixed maturity securities	$8,448,099	$8,448,099	$3,154,137	$3,154,137
Cash and short-term investments	1,753,375	1,753,375	489,502	489,502
Credit derivative assets	462,298	462,298	146,959	146,959
Assets acquired in refinancing transactions	159,180	163,824	—	—
Committed capital securities, at fair value	38,516	38,516	—	—
Financial guaranty variable interest entities assets	706,611	706,611	—	—
Other assets	19,536	19,536	—	—
Liabilities:
Financial guaranty insurance contracts(1)	7,677,316	8,715,390	1,233,714	1,785,769
Long-term debt:
7.0% Senior Notes	197,471	129,780	197,443	105,560
8.50% Senior Notes	169,923	142,313	—	—
Series A Enhanced Junior Subordinated Debentures	149,789	93,750	149,767	37,500
6 7/8% QUIBS	66,571	66,400	—	—
6.25% Notes	133,658	138,000	—	—
5.60% Notes	52,407	54,000	—	—
Junior Subordinated Debentures	145,418	181,500	—	—
Note payable to related party	155,827	157,657	—	—
Credit derivative liabilities	2,100,465	2,100,465	733,766	733,766
Financial guaranty variable interest entities liabilities	841,719	841,719	—	—
Off-Balance Sheet Instruments:
Financial guaranty contracts future installment premiums	—	—	—	463,407

(1)
Includes the balance sheet amounts related to financial guaranty insurance contract premiums and losses, net of reinsurance.

Background

        Effective January 1, 2008, the Company adopted ASC 820-10. ASC 820-10 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820-10 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements.

        ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The price represents the price available in the principal market for the asset or liability. If there is no principal market, then the price is based on the market that maximizes the value received for an asset or minimizes the amount paid for a liability (i.e. the most advantageous market).

        ASC 820-10 specifies a fair value hierarchy based on whether the inputs to valuation techniques used to measure fair value are observable or unobservable. Observable inputs reflect market data

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

7.    FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

obtained from independent sources, while unobservable inputs reflect Company estimates of market assumptions. In accordance with ASC 820-10, the fair value hierarchy prioritizes model inputs into three broad levels as follows:

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

Financial Instruments Carried at Fair Value on a Recurring Basis

        The measurement provision of ASC 820-10 applies to both amounts recorded in the Company's financial statements and to disclosures. Amounts recorded at fair value in the Company's financial statements on a recurring basis are included in the tables below. The fair value of these items as of September 30, 2009 is summarized in the following table.

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

7.    FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Fair Value Hierarchy of Financial Instruments
Recurring Basis
As of September 30, 2009

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets
Investment portfolio, available-for-sale:
Fixed maturity securities:
U.S. government and agencies	$988.9	$—	$988.9	$—
Obligations of state and political subdivisions	5,239.6	—	5,239.6	—
Corporate securities	370.3	—	370.3	—
Mortgage-backed securities:
Residential mortgage-backed securities	1,196.3	—	1,196.3	—
Commercial mortgage-backed securities	246.9	—	246.9	—
Asset-backed securities	54.8	—	54.8	—
Foreign government securities	351.3	—	351.3	—
Short-term investments	1,492.9	471.1	1,018.8	—
Cash	260.5	260.5	—	—
Credit derivative assets	462.3	—	—	462.3
Committed capital securities, at fair value	38.5	—	38.5	—
Other assets:
Equity securities	2.5	2.5	—	—
DCP and SERP(1)	17.1	17.1	—	—

Total assets	$10,754.8	$754.2	$9,505.4	$495.2

Liabilities
Credit derivative liabilities	$2,100.5	$—	$—	$2,100.5

Total liabilities	$2,100.5	$—	$—	$2,100.5

(1)
Represents assets that economically defease the Company's liability for deferred compensation plans ("DCP") and supplemental executive retirement plans ("SERP").

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

7.    FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Fair Value Hierarchy of Financial Instruments
Recurring Basis
As of December 31, 2008(1)

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Investment portfolio, available-for-sale:
Fixed maturity securities:
U.S. government and agencies	$475.9	$—	$475.9	$—
Obligations of state and political subdivisions	1,217.7	—	1,217.7	—
Corporate securities	268.2	—	268.2	—
Mortgage-backed securities:
Residential mortgage-backed securities	830.3	—	830.3	—
Commercial mortgage-backed securities	221.5	—	221.5	—
Asset-backed securities	73.6	—	73.6	—
Foreign government securities	54.5	—	54.5	—
Preferred stock	12.4	—	12.4	—
Short-term investments	477.2	47.8	429.4	—
Cash	12.3	12.3	—	—
Credit derivative assets	147.0	—	—	147.0
Committed capital securities, at fair value	51.1	—	51.1	—

Total assets	$3,841.7	$60.1	$3,634.6	$147.0

Liabilities
Credit derivative liabilities	$733.8	$—	$—	$733.8

Total liabilities	$733.8	$—	$—	$733.8

(1)
Reclassified to conform to the current period's presentation.

Fixed Maturity Securities and Short-term Investments

        The fair value of fixed maturity securities and short-term investments is determined using one of three different pricing services: pricing vendors, index providers or broker-dealer quotations. Pricing services for each sector of the market are determined based upon the provider's expertise.

        The Company's third-party investment manager obtains prices from pricing services, index providers or broker-dealers. From time to time a pricing source may be updated to improve consistency of coverage and/or accuracy of prices.

        Generally one price is obtained for each security. Where multiple prices are obtained, the investment manager maintains a hierarchy by asset class to prioritize the pricing source to be used. The investment manager performs daily and monthly controls to ensure completeness and accuracy of security prices, such as reviewing missing price or stale price data and day-over-day variance reports by asset class. The investment manager maintains a valuation oversight committee that is required to approve all changes in pricing practices and policies.

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

7.    FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        Fixed maturity securities are valued by broker-dealers, pricing services or index providers using standard market conventions. The market conventions utilize market quotations, market transactions in comparable instruments, and various relationships between instruments such as yield to maturity, dollar prices and spread prices in determining value. Generally, all of the Company's fixed maturity securities are priced using matrix pricing. The Company used no model processes to price its fixed maturity securities as of September 30, 2009.

        Broker-dealer quotations obtained to price securities are generally considered to be indicative and are nonactionable (i.e. non-binding).

        The Company is provided with a pricing chart, which for each asset class provides the pricing source, pricing methodology and recommended ASC 820-10 fair value level. The Company reviews the pricing source of each security each reporting period to determine the method of pricing and appropriateness of ASC 820-10 fair value level. The Company considers securities prices from pricing services, index providers or broker-dealers to be Level 2 in the ASC 820-10 fair value hierarchy. Prices determined based upon model processes are considered to be Level 3 in the ASC 820-10 fair value hierarchy. No investments were classified as Level 3 as of or for the three- and nine-month periods ended September 30, 2009.

        The Company did not make any internal adjustments to prices provided by its third party pricing service.

Committed Capital Securities

        The fair value of committed capital securities ("CCS Securities") represents the present value of remaining expected put option premium payments under the CCS Securities agreements and the value of such estimated payments based upon the quoted price for such premium payments as of September 30, 2009 (see Note 12). The $38.5 million fair value asset for CCS Securities is included in the consolidated balance sheet. Changes in fair value of this asset are included in the consolidated statement of operations. The significant market inputs used are observable, therefore, the Company classified this fair value measurement as Level 2.

Credit Derivatives

        The Company's credit derivatives consist primarily of insured CDS contracts, as well as NIM securitization and interest rate swaps (see Note 6). The Company does not typically exit its credit derivative contracts, and there are no quoted prices for its instruments or for similar instruments. Observable inputs other than quoted market prices exist; however, these inputs reflect contracts that do not contain terms and conditions similar to the credit derivative contracts issued by the Company. Therefore, the valuation of credit derivative contracts requires the use of models that contain significant, unobservable inputs. The Company accordingly believes the credit derivative valuations are in Level 3 in the fair value hierarchy discussed above.

        The fair value of the Company's credit derivative contracts represents the difference between the present value of remaining expected premiums the Company receives for the credit protection and the estimated present value of premiums that a comparable financial guarantor would hypothetically charge the Company for the same protection at the balance sheet date. The fair value of the Company's credit

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

7.    FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

derivatives depends on a number of factors, including notional amount of the contract, expected term, credit spreads, changes in interest rates, the credit ratings of referenced entities, the Company's own credit risk and remaining contractual cash flows.

        Market conditions at September 30, 2009 were such that market prices of the Company's CDS contracts were not generally available. Where market prices were not available, the Company used a combination of observable market data and valuation models, using various market indices, credit spreads, the Company's own credit risk, and estimated contractual payments to estimate the "Unrealized gains (losses) on credit derivatives" portion of the fair value of its credit derivatives. These models are primarily developed internally based on market conventions for similar transactions.

        Management considers the non-standard terms of its credit derivative contracts in determining the fair value of these contracts. These terms differ from credit derivatives sold by companies outside the financial guaranty industry. The non-standard terms include the absence of collateral support agreements or immediate settlement provisions, relatively high attachment points and the fact that the Company does not exit derivatives it sells for credit protection purposes, except under specific circumstances such as novations upon exiting a line of business. Because of these terms and conditions, the fair value of the Company's credit derivatives may not reflect the same prices observed in an actively traded market of credit derivatives that do not contain terms and conditions similar to those observed in the financial guaranty market. These models and the related assumptions are continuously reevaluated by management and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely market information.

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

Assumptions and Inputs

        Listed below are various inputs and assumptions that are key to the establishment of the Company's fair value for CDS contracts.

        The key assumptions of the Company's internally developed model include the following:

  •
  Gross spread is the difference between the yield of a security paid by an issuer on an insured versus uninsured basis or, in the case of a CDS transaction, the difference between the yield and an index such as the London Interbank Offered Rate ("LIBOR"). Such pricing is well established by historical financial guaranty fees relative to capital market spreads as observed and executed in competitive markets, including in financial guaranty reinsurance and secondary market transactions.

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

7.    FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

  •
  Gross spread on a financial guaranty written in CDS form is allocated among:

  1.
  the profit the originator, usually an investment bank, realizes for putting the deal together and funding the transaction;

  2.
  premiums paid to the Company for the Company's credit protection provided; and

  3.
  the cost of CDS protection purchased on the Company by the originator to hedge their counterparty credit risk exposure to the Company.

    The premium the Company receives is referred to as the "net spread." The Company's own credit risk is factored into the determination of net spread based on the impact of changes in the quoted market price for credit protection bought on the Company, as reflected by quoted market prices on CDS sold on AGC. The cost to acquire CDS protection sold on AGC affects the amount of spread on CDS deals that the Company captures and, hence, their fair value. As the cost to acquire CDS protection sold on AGC increases, the amount of premium the Company captures on a deal generally decreases. As the cost to acquire CDS protection sold on AGC decreases, the amount of premium the Company captures on a deal generally increases. In the Company's model, the premium the Company captures is not permitted to go below the minimum rate that the Company would currently charge to assume similar risks. This has the effect of mitigating the amount of unrealized gains that are recognized on certain CDS contracts.

  •
  The Company determines the fair value of its CDS contracts by applying the net spread for the remaining duration of each contract to the notional value of its CDS contracts.

  •
  Actual transactions are used to validate the model results and to explain the correlation between various market indices and indicative CDS market prices.

        The Company's specific model inputs are gross spread, credit spreads on risks assumed and credit spreads on the Company's name.

        Gross spread is an input into the Company's fair value model that is used to ultimately determine the net spread a comparable financial guarantor would charge the Company to transfer risk at the reporting date. The Company's estimate of fair value represents the difference between the estimated present value of premiums that a comparable financial guarantor would accept to assume the risk from the Company on the current reporting date, on terms identical to the original contracts written by the Company and at the contractual premium for each individual credit derivative contract. This is an observable input that the Company obtains for deals it has closed or bid on in the market place.

        The Company obtains credit spreads on risks assumed from market data sources published by third parties (e.g. dealer spread tables for the collateral similar to assets within the Company's transactions) as well as collateral-specific spreads provided by trustees or obtained from market sources. If observable market credit spreads are not available or reliable for the underlying reference obligations, then market indices are used that most closely resembles the underlying reference obligations, considering asset class, credit quality rating and maturity of the underlying reference obligations. As discussed previously, these indices are adjusted to reflect the non-standard terms of the Company's CDS contracts. As of September 30, 2009, the Company obtained approximately 9% of its credit spread

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

7.    FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

data, based on notional par outstanding, from sources published by third parties, while 91% was obtained from market sources or similar market indices. Market sources determine credit spreads by reviewing new issuance pricing for specific asset classes and receiving price quotes from their trading desks for the specific asset in question. Management validates these quotes by cross-referencing quotes received from one market source against quotes received from another market source to ensure reasonableness. In addition, the Company compares the relative change in price quotes received from one quarter to another, with the relative change experienced by published market indices for a specific asset class. Collateral specific spreads obtained from third-party, independent market sources are un-published spread quotes from market participants and or market traders whom are not trustees. Management obtains this information as the result of direct communication with these sources as part of the valuation process.

        For credit spreads on the Company's name the Company obtains the quoted price of CDS contracts traded on AGC and AGM from market data sources published by third parties.

Example

        The following is an example of how changes in gross spreads, the Company's own credit spread and the cost to buy protection on the Company affect the amount of premium the Company can demand for its credit protection. Scenario 1 represents the market conditions in effect on the transaction date and Scenario 2 represents market conditions at a subsequent reporting date.

	Scenario 1		Scenario 2
	bps	% of Total	bps	% of Total
Original Gross Spread/Cash Bond Price (in Bps)	185		500
Bank Profit (in Bps)	115	62%	50	10%
Hedge Cost (in Bps)	30	16	440	88
AGC Premium Received Per Annum (in Bps)	40	22	10	2

        In Scenario 1, the gross spread is 185 basis points. The bank or deal originator captures 115 basis points of the original gross spread and hedges 10% of its exposure to AGC, when the CDS spread on AGC was 300 basis points (300 basis points × 10% = 30 basis points). Under this scenario AGC received premium of 40 basis points, or 22% of the gross spread.

        In Scenario 2, the gross spread is 500 basis points. The bank or deal originator captures 50 basis points of the original gross spread and hedges 25% of its exposure to AGC, when the CDS spread on AGC was 1,760 basis points (1,760 basis points × 25% = 440 basis points). Under this scenario AGC would receive premium of 10 basis points, or 2% of the gross spread.

        In this example, the contractual cash flows (the AGC premium above) exceed the amount a market participant would require AGC to pay in today's market to accept its obligations under the CDS contract, thus resulting in an asset. This credit derivative asset is equal to the difference in premium rate discounted at the corresponding London Inter-Bank Offer Rate ("LIBOR") over the weighted average remaining life of the contract. The expected future cash flows for the Company's credit derivatives were discounted at rates ranging from 0.5% to 4% at September 30, 2009.

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

7.    FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        The Company corroborates the assumptions in its fair value model, including the amount of exposure to AGC hedged by its counterparties, with independent third parties each reporting period. Recent increases in the CDS spread on AGC have resulted in the bank or deal originator hedging a greater portion of its exposure to AGC. This has the effect of reducing the amount of contractual cash flows AGC can capture for selling its protection.

        The amount of premium a financial guaranty insurance market participant can demand is inversely related to the cost of credit protection on the insurance company as measured by market credit spreads. This is because the buyers of credit protection typically hedge a portion of their risk to the financial guarantor, due to the fact that contractual terms of financial guaranty insurance contracts typically do not require the posting of collateral by the guarantor. The widening of a financial guarantor's own credit spread increases the cost to buy credit protection on the guarantor, thereby reducing the amount of premium the guarantor can capture out of the gross spread on the deal. The extent of the hedge depends on the types of instruments insured and the current market conditions.

        A credit derivative asset under ASC 820-10 is the result of contractual cash flows on in-force deals in excess of what a hypothetical financial guarantor could receive if it sold protection on the same risk as of the current reporting date. If the Company were able to freely exchange these contracts (i.e., assuming its contracts did not contain proscriptions on transfer and there was a viable exchange market), it would be able to realize an asset representing the difference between the higher contractual premiums to which it is entitled and the current market premiums for a similar contract.

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

  •
  Actual collateral specific credit spreads (if up-to-date and reliable market-based spreads are available, they are used).

  •
  Credit spreads are interpolated based upon market indices or deals priced or closed during a specific quarter within a specific asset class and specific rating.

  •
  Credit spreads provided by the counterparty of the CDS.

  •
  Credit spreads are extrapolated based upon transactions of similar asset classes, similar ratings, and similar time to maturity.

        Over time the data inputs can change as new sources become available or existing sources are discontinued or are no longer considered to be the most appropriate. It is the Company's objective to move to higher levels on the hierarchy whenever possible, but it is sometimes necessary to move to

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

7.    FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

lower priority inputs because of discontinued data sources or management's assessment that the higher priority inputs are no longer considered to be representative of market spreads for a given type of collateral. This can happen, for example, if transaction volume changes such that a previously used spread index is no longer viewed as being reflective of current market levels.

        As of September 30, 2009, the Company obtained approximately 5% of its credit spread information, based on notional par outstanding, from actual collateral specific credit spreads, while 91% was based on market indices and 4% was based on spreads provided by the CDS counterparty. The Company interpolates a curve based on the historical relationship between premium the Company receives when a financial guaranty written in CDS form closes to the daily closing price of the market index related to the specific asset class and rating of the deal. This curve indicates expected credit spreads at each indicative level on the related market index. For specific transactions where no price quotes are available and credit spreads need to be extrapolated, an alternative transaction for which the Company has received a spread quote from one of the first three sources within the Company's spread hierarchy is chosen. This alternative transaction will be within the same asset class, have similar underlying assets, similar credit ratings, and similar time to maturity. The Company then calculates the percentage of relative spread change quarter over quarter for the alternative transaction. This percentage change is then applied to the historical credit spread of the transaction for which no price quote was received in order to calculate the transactions current spread. Counterparties determine credit spreads by reviewing new issuance pricing for specific asset classes and receiving price quotes from their trading desks for the specific asset in question. These quotes are validated by cross-referencing quotes received from one market source with those quotes received from another market source to ensure reasonableness. In addition, management compares the relative change experienced on published market indices for a specific asset class for reasonableness and accuracy.

Strengths and Weaknesses of Model

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

  •
  The model maximizes the use of market-driven inputs whenever they are available. The key inputs to the model are market-based spreads for the collateral, and the credit rating of referenced entities. These are viewed by the Company to be the key parameters that affect fair value of the transaction.

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

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

7.    FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        The primary weaknesses of the Company's CDS modeling techniques are:

  •
  There is no exit market or actual exit transactions. Therefore the Company's exit market is a hypothetical one based on the Company's entry market.

  •
  There is a very limited market in which to verify the fair values developed by the Company's model.

  •
  At September 30, 2009, the markets for the inputs to the model were highly illiquid, which impacts their reliability. However, the Company employs various procedures to corroborate the reasonableness of quotes received and calculated by the Company's internal valuation model, including comparing to other quotes received on similarly structured transactions, observed spreads on structured products with comparable underlying assets and, on a selective basis when possible, through second independent quotes on the same reference obligation.

  •
  Due to the non-standard terms under which the Company enters into derivative contracts, the fair value of its credit derivatives may not reflect the same prices observed in an actively traded market of credit derivatives that do not contain terms and conditions similar to those observed in the financial guaranty market.

Limitations on Model

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

        The net par outstanding of the Company's credit derivative contracts was $123.4 billion and $75.1 billion at September 30, 2009 and December 31, 2008, respectively. The estimated remaining average life of these contracts at September 30, 2009 was 6.1 years.

        As required by ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of September 30, 2009, these contracts are classified as Level 3 in the ASC 820-10 hierarchy since there is reliance on at least one unobservable input deemed significant to the valuation model, most significantly the Company's estimate of the value of the non-standard terms and conditions of its credit derivative contracts and of the Company's current credit standing.

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

7.    FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Financial Instruments Carried at Fair Value on a Non-recurring Basis

Assets Acquired in Refinancing Transactions

        Mortgage loans included in assets acquired in refinancing transactions are accounted for at fair value when lower than cost.

Level 3 Instruments

        The table below presents a reconciliation of the Company's financial instruments whose fair value included significant unobservable inputs (Level 3) during the Third Quarter 2009.

Fair Value Level 3 Rollforward

	Three Months Ended September 30, 2009
	Assets Acquired in Refinancing Transactions	Credit Derivative Asset (Liability), Net	Total Net Assets (Liabilities)
	(in thousands)
Beginning Balance, June 30, 2009	$—	$(811,402)	$(811,402)
FSAH Acquisition	33,810	(622,828)	(589,018)

Adjusted beginning balance	33,810	(1,434,230)	(1,400,420)
Total gains or losses realized and unrealized:
Unrealized gains (losses) on credit derivatives	—	(205,336)	(205,336)
Realized gains and other settlements on credit derivatives	—	71,691	71,691
Other income	(637)	—	(637)
Current period net effect of purchases, settlements and other activity included in unrealized portion of beginning balance	(230)	(70,292)	(70,522)
Transfers in and/or out of Level 3	—	—	—

Ending Balance, September 30, 2009	$32,943	$(1,638,167)	$(1,605,224)

Gains and losses (realized and unrealized) included in earnings for the period are reported as follows:
Total realized and unrealized gains (losses) included in earnings for the period		$(133,645)	$(133,645)

Change in unrealized gains (losses) on credit derivatives still held at the reporting date		$(184,190)	$(184,190)

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

7.    FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        The table below presents a reconciliation of the Company's financial instruments whose fair value included significant unobservable inputs (Level 3) during the Nine Months 2009.

	Nine Months Ended September 30, 2009
	Assets Acquired in Refinancing Transactions	Credit Derivative Asset (Liability), Net	Total Net Assets (Liabilities)
	(in thousands)
Beginning Balance	$—	$(586,807)	$(586,807)
FSAH Acquisition	33,810	(622,828)	(589,018)

Adjusted beginning balance	33,810	(1,209,635)	(1,175,825)
Total gains or losses realized and unrealized:
Unrealized gains (losses) on credit derivatives	—	(432,638)	(432,638)
Realized gains and other settlements on credit derivatives	—	120,086	120,086
Other income	(637)	—	(637)
Current period net effect of purchases, settlements and other activity included in unrealized portion of beginning balance	(230)	(115,980)	(116,210)
Transfers in and/or out of Level 3	—	—	—

Ending Balance, September 30, 2009	$32,943	$(1,638,167)	$(1,605,224)

Gains and losses (realized and unrealized) included in earnings for the period are reported as follows:
Total realized and unrealized gains (losses) included in earnings for the period		$(312,552)	$(312,552)

Change in unrealized gains (losses) on credit derivatives still held at the reporting date		$(439,735)	$(439,735)

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

7.    FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        The table below presents a reconciliation of the Company's credit derivatives whose fair value included significant unobservable inputs (Level 3) during Third Quarter and Nine Months 2008.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
	Credit Derivative (Liability) Asset, Net	Credit Derivative (Liability) Asset, Net
	(in thousands)
Beginning Balance	$(165,943)	$(617,644)
Total gains or losses realized and unrealized
Unrealized gains (losses) on credit derivatives	(116,247)	332,634
Realized gains and other settlements on credit derivatives	29,960	89,370
Current period net effect of purchases, settlements and other activity included in unrealized portion of beginning balance	(33,733)	(90,323)
Transfers in and/or out of Level 3	—	—

Ending Balance	$(285,963)	$(285,963)

Gains and losses (realized and unrealized) included in earnings for the period are reported as follows:
Total realized and unrealized gains (losses) included in earnings for the period	$86,287	$(422,004)

Change in unrealized gains (losses) on credit derivatives still held at the reporting date	$116,838	$(325,729)

Unearned Premium Reserves

        The fair value of the Company's unearned premium reserves was based on the management's estimate of what a similarly rated financial guaranty insurance company would demand to assume the Company's in-force book of financial guaranty insurance business. This amount was based on the pricing assumptions management has observed in recent portfolio transfers that have occurred in the financial guaranty market and included adjustments to the carrying value of unearned premium reserves for stressed losses and ceding commissions. The significant inputs for stressed losses and ceding commissions were not readily observable inputs. The Company accordingly classified this fair value measurement as Level 3.

Long Term Debt and Notes Payable to Related Party

        The Company's long term debt is valued by broker-dealers using third party independent pricing sources and standard market conventions. The market conventions utilize market quotations, market transactions in comparable instruments, and various relationships between instruments, such as yield to maturity. The Company classified this fair value measurement as Level 3.

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

7.    FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        For a description of the Company's long term debt, see Note 12.

        The fair value of the note payable to related party was determined by calculating the present value of the expected cash flows. The Company classified this fair value measurement as Level 3.

Financial Guaranty Variable Interest Entities Assets and Liabilities

        The fair values of VIE assets and VIE liabilities are determined using prices provided by broker-dealers or valuation models that use market-based inputs, including contractual terms and yield curves. These fair values do not consider the Company's own credit risk, as this risk is borne by the underlying VIE assets that serve to collateralize the VIE liabilities. The most significant market inputs used are unobservable and, therefore, the Company classified these fair value measurements as Level 3.

Future Installment Premiums

        As described in Note 5, with the adoption of ASC 944-20 effective January 1, 2009, future installment premiums are included in the unearned premium reserves for contracts written in financial guaranty form. See "Unearned Premium Reserves" section above for additional information.

        Prior to adoption of ASC 944-20, future installment premiums were not recorded in the Company's financial statements. The fair value of the Company's installment premiums was derived by calculating the present value of the estimated future cash flow stream for financial guaranty installment premiums discounted at 6.0%. The significant inputs used to fair value this item were observable. The Company accordingly classified this fair value measurement as Level 2.

8.    INVESTMENT PORTFOLIO

        As of the Acquisition Date, the investment portfolio includes assets acquired in the FSAH Acquisition with a fair value of $5.8 billion, which is the Company's cost basis. The difference between fair value at the Acquisition Date and par value will be amortized through net investment income over the estimated lives of each security. The weighted average life of these securities is 4.8 years. In Third Quarter 2009 net investment income included approximately $13.8 million in amortization of premium

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

8.    INVESTMENT PORTFOLIO (Continued)

on the assets acquired as part of the FSAH Acquisition. The following tables summarize the Company's aggregate investment portfolio:

Investment Portfolio by Security Type

	As of September 30, 2009
Investments Category	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	OTTI in OCI
	(in thousands)
Fixed maturity securities
U.S. government and agencies	$950,113	$39,083	$(349)	$988,847	$—
Obligations of state and political subdivisions	4,984,165	256,667	(1,283)	5,239,549	—
Corporate securities	356,516	15,376	(1,512)	370,380	—
Mortgage-backed securities:
Residential mortgage-backed securities	1,184,107	34,812	(22,619)	1,196,300	72,953
Commercial mortgage-backed securities	255,680	3,008	(11,820)	246,868	9,209
Asset-backed securities	69,600	1,690	(16,480)	54,810	—
Foreign government securities	350,877	4,672	(4,204)	351,345	—
Preferred stock	—	—	—	—	—

Total fixed maturity securities	8,151,058	355,308	(58,267)	8,448,099	82,162
Short-term investments	1,492,479	412	—	1,492,891	—

Total investments	$9,643,537	$355,720	$(58,267)	$9,940,990	$82,162

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

8.    INVESTMENT PORTFOLIO (Continued)

	As of December 31, 2008(1)
Investments Category	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Fixed maturity securities
U.S. government and agencies	$426,592	$49,370	$(36)	$475,926
Obligations of state and political subdivisions	1,235,942	33,196	(51,427)	1,217,711
Corporate securities	274,237	5,793	(11,793)	268,237
Mortgage-backed securities:
Residential mortgage-backed securities	829,091	21,717	(20,470)	830,338
Commercial mortgage-backed securities	252,788	55	(31,347)	221,496
Asset-backed securities	80,710	—	(7,144)	73,566
Foreign government securities	50,323	4,173	—	54,496
Preferred stock	12,625	—	(258)	12,367

Total fixed maturity securities	3,162,308	114,304	(122,475)	3,154,137
Short-term investments	477,197	—	—	477,197

Total investments	$3,639,505	$114,304	$(122,475)	$3,631,334

(1)
Reclassified to conform to the current period's presentation.

        Approximately 15% and 29% of the Company's total investment portfolio as of September 30, 2009 and December 31, 2008, respectively, was composed of mortgage backed securities, including collateralized mortgage obligations and commercial mortgage backed securities. As of September 30, 2009 and December 31, 2008, respectively, approximately 82% and 69% of the Company's total mortgage backed securities were government agency obligations. As of September 30, 2009 and December 31, 2008, respectively, the weighted average credit quality of the Company's entire investment portfolio was AA and AA+. These ratings are represented by the lower of the Moody's and S&P classifications. The Company's portfolio is comprised primarily of high-quality, liquid instruments. The Company continues to receive sufficient information to value its investments and has not had to modify its valuation approach due to the current market conditions.

        The amortized cost and estimated fair value of available-for-sale fixed maturity securities as of September 30, 2009 are shown below, by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

8.    INVESTMENT PORTFOLIO (Continued)

Distribution of Fixed-Income Securities in Investment Portfolio
by Contractual Maturity

	Amortized Cost	Estimated Fair Value
	(in thousands)
Due within one year	$256,575	$257,894
Due after one year through five years	1,507,759	1,535,386
Due after five years through ten years	1,365,797	1,425,988
Due after ten years	3,581,140	3,785,663
Mortgage-backed securities:
Residential mortgage-backed securities	1,184,107	1,196,300
Commercial mortgage-backed securities	255,680	246,868

Total	$8,151,058	$8,448,099

        Proceeds from the sale of available-for-sale fixed maturity securities were $1,258.4 million and $401.9 million for the Nine Months 2009 and 2008, respectively.

Net Realized Investment Gains (Losses)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Gains on investment portfolio	$5,752	$1,365	$25,340	$4,639
Losses on investment portfolio	(4,033)	(3,123)	(12,340)	(4,054)
Assets acquired in refinancing transactions	218	—	218	—
Other than temporary impairments	(8,034)	(18,273)	(41,313)	(18,536)

Net realized investment (losses) gains	$(6,097)	$(20,031)	$(28,095)	$(17,951)

Net Investment Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Income from fixed maturity securities	$88,162	$42,022	$175,468	$111,949
Income from short-term investments	(1,506)	2,201	6	10,431

Gross investment income	86,656	44,223	175,474	122,380
Less: investment expenses	1,914	782	3,831	2,133

Net investment income	$84,742	$43,441	$171,643	$120,247

        Under agreements with its cedants and in accordance with statutory requirements, the Company maintains fixed maturity securities in trust accounts of $2,666.2 million and $1,233.4 million as of

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

8.    INVESTMENT PORTFOLIO (Continued)

September 30, 2009 and December 31, 2008, respectively, for the benefit of reinsured companies and for the protection of policyholders, generally in states in which the Company or its subsidiaries, as applicable, are not licensed or accredited.

        Under certain derivative contracts, the Company is required to post eligible securities as collateral, generally cash or U.S. government or agency securities. The need to post collateral under these transactions is generally based on mark-to-market valuation in excess of contractual thresholds. The fair market value of the Company's pledged securities totaled $570.6 million and $157.7 million as of September 30, 2009 and December 31, 2008, respectively.

        The Company is not exposed to significant concentrations of credit risk within its investment portfolio.

        No material investments of the Company were non-income producing for the Third Quarter and Nine Months 2009 and 2008.

Other-Than Temporary Impairment Methodology

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

        As discussed in more detail below, prior to April 1, 2009, the reviews for impairment of investments were conducted pursuant to FSP No. 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" and accordingly, any unrealized loss identified as other than temporary was recorded directly in the consolidated statement of income. As of April 1, 2009, the Company adopted ASC 320-10-65-1. Accordingly, any credit-related impairment related to debt securities the Company does not plan to sell and is more-likely-than-not not to be required to sell is recognized in the consolidated statement of income, with the non-credit-related impairment recognized in other comprehensive income ("OCI"). For other impaired debt securities, where the Company has the intent to sell the security or where the entire impairment is deemed by the Company to be credit-related, the entire impairment is recognized in the consolidated statement of income.

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

8.    INVESTMENT PORTFOLIO (Continued)

        Effective with the adoption of ASC 320-10-65-1 the Company recognizes an OTTI loss in earnings for a debt security in an unrealized loss position when either:

  (a)
  the Company has the intent to sell the debt security; or

  (b)
  it is more likely than not the Company will be required to sell the debt security before its anticipated recovery.

        For all debt securities in unrealized loss positions that do not meet either of these two criteria, the Company analyzes the ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. If the net present value is less than the amortized cost of the investment, an OTTI loss is recorded. The net present value is calculated by discounting the Company's best estimate of projected future cash flows at the effective interest rate implicit in the debt security prior to impairment. The Company's estimates of projected future cash flows are driven by assumptions regarding probability of default and estimates regarding timing and amount of recoveries associated with a default. The Company develops these estimates using information based on historical experience, credit analysis of an investment, as mentioned above, and market observable data, such as industry analyst reports and forecasts, sector credit ratings and other data relevant to the collectability of the security. For mortgage-backed and asset-backed securities, cash flow estimates also include prepayment assumptions and other assumptions regarding the underlying collateral including default rates, recoveries and changes in value. The determination of the assumptions used in these projections requires the use of significant management judgment.

        Prior to adoption of ASC 320-10-65-1 on April 1, 2009, if the Company believed the decline was "other than temporary," the Company would write down the carrying value of the investment and record a realized loss in its consolidated statement of operations equal to the total difference between amortized cost and fair value at the impairment measurement date.

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

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

8.    INVESTMENT PORTFOLIO (Continued)

        The following tables present a three- and nine-month roll-forward of the credit loss component of the amortized cost of fixed maturity securities that the Company has written down for OTTI where the portion related to other factors was recognized in OCI.

Three Months Ended September 30, 2009
(in thousands)
Balance, beginning of period	$15,415
Additions for credit losses on securities for which an OTTI was not previously recognized	—
Additions for credit losses on securities for which an OTTI was previously recognized	4,619

Balance, end of period	$20,034

Nine Months Ended September 30, 2009
(in thousands)
Balance, beginning of period(1)	$582
Additions for credit losses on securities for which an OTTI was not previously recognized	13,657
Additions for credit losses on securities for which an OTTI was previously recognized	5,795

Balance, end of period	$20,034

(1)
The Company adopted ASC 320-10-65-1 on April 1, 2009.

        As of September 30, 2009, amounts, net of tax, in accumulated other comprehensive income included a loss of $14.1 million for securities for which the Company had recognized OTTI and a gain of $228.9 million for securities for which the Company had not recognized OTTI. As of December 31, 2008, substantially all of accumulated other comprehensive income related to unrealized gains and losses on securities.

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

8.    INVESTMENT PORTFOLIO (Continued)

        The following tables summarize, for all securities in an unrealized loss position as of September 30, 2009 and December 31, 2008, the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.

	As of September 30, 2009
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in millions)
U.S. government and agencies	$52.4	$(0.4)	$—	$—	$52.4	$(0.4)
Obligations of state and political subdivisions	33.8	(0.1)	60.6	(1.2)	94.4	(1.3)
Corporate securities	3.4	(0.9)	27.7	(0.6)	31.1	(1.5)
Mortgage-backed securities:
Residential mortgage-backed securities	97.9	(18.7)	30.4	(3.8)	128.3	(22.5)
Commercial mortgage-backed securities	52.8	(3.0)	79.1	(8.9)	131.9	(11.9)
Asset-backed securities	9.1	(16.5)	1.9	—	11.0	(16.5)
Foreign government securities	262.3	(4.2)	—	—	262.3	(4.2)
Preferred stock	—	—	—	—	—	—

Total	$511.7	$(43.8)	$199.7	$(14.5)	$711.4	$(58.3)

	As of December 31, 2008(1)
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in millions)
U.S. government and agencies	$8.0	$—	$—	$—	$8.0	$—
Obligations of state and political subdivisions	479.4	(28.7)	137.9	(22.7)	617.3	(51.4)
Corporate securities	105.6	(10.2)	14.2	(1.6)	119.8	(11.8)
Mortgage-backed securities
Residential mortgage-backed securities	46.4	(17.7)	38.2	(2.8)	84.6	(20.5)
Commercial mortgage-backed securities	135.0	(26.8)	36.2	(4.5)	171.2	(31.3)
Asset-backed securities	73.2	(7.2)	—	—	73.2	(7.2)
Foreign government securities	—	—	—	—	—	—
Preferred stock	12.4	(0.3)	—	—	12.4	(0.3)

Total	$860.0	$(90.9)	$226.5	$(31.6)	$1,086.5	$(122.5)

(1)
Reclassified to conform to the current period presentation.

        The above unrealized loss balances are comprised of 108 and 218 fixed maturity securities as of September 30, 2009 and December 31, 2008, respectively. As of September 30, 2009, the Company's

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

8.    INVESTMENT PORTFOLIO (Continued)

gross unrealized loss position stood at $58.3 million compared to $122.5 million at December 31, 2008. The $64.2 million decrease in gross unrealized losses was primarily due to the reduction of unrealized losses attributable to municipal securities of $50.1 million, and, to a lesser extent, $19.4 million attributable to commercial mortgage-backed securities and $10.3 million of losses attributable to corporate bonds. The decrease in unrealized losses was partially offset by a $9.3 million increase in gross unrealized losses in asset-backed securities. The decrease in gross unrealized losses during the Nine Months 2009 was related to the recovery of liquidity in the financial markets, offset in part by a $62.2 million transition adjustment for adoption of ASC 320-10-65-1.

        As of September 30, 2009, the Company had 44 securities in an unrealized loss position for greater than 12 months, representing a gross unrealized loss of $14.5 million. Of these securities, 12 securities had unrealized losses greater than 10% of book value. The total unrealized loss for these securities as of September 30, 2009 was $9.3 million. This unrealized loss is primarily attributable to the market illiquidity and volatility in the U.S. economy and not specific to individual issuer credit. Except as noted below, the Company has recognized no OTTI losses.

        The Company recognized $8.0 million and $41.3 million of OTTI losses substantially related to mortgage-backed and corporate securities for the Third Quarter and Nine Months 2009, respectively. The 2009 OTTI represents the credit component of the changes in unrealized losses for impaired securities. The Company continues to monitor the value of these investments. Future events may result in further impairment of the Company's investments. The Company recognized $18.3 million and $18.5 million of other than temporary impairment losses related to corporate securities for the Third Quarter and Nine Months 2008, respectively.

9.    REINSURANCE

        The Company enters into ceded reinsurance agreements with non-affiliated companies to limit its exposure to risk on an on-going basis. In the event that any of the reinsurers are unable to meet their obligations, the Company would be liable for such defaulted amounts.

        With respect to a significant portion of the Company's in-force financial guaranty reinsurance business, due to the downgrade of AG Re to A1, subject to the terms of each reinsurance agreement, the ceding company may have the right to recapture business ceded to AG Re and assets representing substantially all of the statutory unearned premium and loss reserves (if any) associated with that business. As of September 30, 2009, the statutory unearned premium, which represents deferred revenue to the Company, subject to recapture was approximately $156 million. If this entire amount were recaptured, it would result in a corresponding one-time reduction to net income of approximately $9 million.

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

9.    REINSURANCE (Continued)

        Direct, assumed, and ceded premium and loss and loss adjustment expense amounts for Third Quarter and Nine Months 2009 and 2008 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009		2008(1)	2009(1)	2008(1)
	(in thousands)
Premiums Written
Direct	$131,501		$71,326	$409,141	$415,501
Assumed	(7,286	)(2)	41,489	90,896	118,892
Ceded	(7,718)		(1,328)	(6,741)	(12,545)

Net	$116,497		$111,487	$493,296	$521,848

Premiums Earned
Direct	$362,805		$27,793	$500,151	$67,441
Assumed	15,366		59,769	109,674	122,686
Ceded	(48,201)		(2,046)	(52,775)	(6,093)

Net	$329,970		$85,516	$557,050	$184,034

Loss and Loss Adjustment Expenses
Direct	$99,980		$67,392	$143,978	$131,523
Assumed	36,200		13,453	109,987	42,319
Ceded	(2,855)		1,697	(2,856)	1,963

Net	$133,325		$82,542	$251,109	$175,805

(1)
Amounts assumed by AG Re and AGC from FSAH in periods prior to the FSAH Acquisition are included in the assumed premiums written, premiums earned and loss and loss adjustment expenses amounts above reflecting the separate organizational structures in effect at the time.

(2)
Includes the effects of conforming accounting policies and methodologies as a result of the FSAH Acquisition.

        The insured financial guaranty portfolio of the Acquired Companies uses ceded reinsurance to a greater extent than Assured Guaranty has historically used. While certain ceded portfolios have been re-assumed, the Company still has significant ceded reinsurance with third parties.

        The Company's reinsurance contracts generally allow the Company to recapture ceded business after certain triggering events, such as reinsurer downgrades. Included in the table below is $12,212 million in ceded par outstanding related to insured credit derivatives.

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

9.    REINSURANCE (Continued)

Ceded Par Outstanding by Reinsurer and Ratings

	Ratings at November 16, 2009
Reinsurer	Moody's Reinsurer Rating	S&P Reinsurer Rating	Ceded Par Outstanding	Ceded Par Outstanding as a % of Total
	(dollars in millions)
Tokio Marine and Nichido Fire Insurance Co., Ltd.	Aa2(1)	AA(1)	$31,000	34.8%
Radian Asset Assurance Inc.	Ba1	BBB-	24,305	27.3
RAM Reinsurance Co. Ltd.	WR(2)	WR(2)	14,723	16.5
Syncora Guarantee Inc	Ca	R(3)	4,290	4.8
Swiss Reinsurance Company.	A1	A+	4,045	4.5
R.V.I. Guaranty Co., Ltd.	WR(2)	BBB	4,136	4.7
Mitsui Sumitomo Insurance Co. Ltd.	Aa3	AA	2,516	2.8
Other	Various	Various	3,991	4.6

Total			$89,006	100.0%

(1)
The Company has structural collateral agreements satisfying the triple-A credit requirement of S&P and/or Moody's.

(2)
Represents "Withdrawn Rating."

(3)
Represents "Regulatory Action. Placed under an order of rehabilitation and liquidation."

        In accordance with statutory accounting requirements and U.S. insurance laws and regulations, in order for the Company to receive credit for liabilities ceded to reinsurers domiciled outside of the U.S., such reinsurers must secure their liabilities to the Company. Except for R.V.I. Guaranty Co., Ltd., which does not secure its ceded contingency reserves, all of the unauthorized reinsurers in the table above post collateral for the benefit of the Company in an amount at least equal to the sum of their ceded unearned premiums reserve, loss reserves and contingency reserves calculated on a statutory basis of accounting. In the case of CIFG Assurance North America Inc., included in "Other," and Radian Asset Assurance Inc., which are authorized reinsurers and, therefore, are not required to post security, their collateral equals or exceeds their ceded statutory loss reserves. Collateral may be in the form of letters of credit or trust accounts. The total collateral posted by all reinsurers as of September 30, 2009 exceeds $1.2 billion.

10.    COMMITMENTS AND CONTINGENCIES

Leases

        AGL and its subsidiaries are party to various lease agreements. In June 2008, the Company entered into a new five-year lease agreement for New York office space. Future minimum annual payments of $5.3 million for the first twelve month period and $5.7 million for subsequent twelve month periods commenced October 1, 2008 and are subject to escalation in building operating costs and real estate taxes. As a result of the FSAH Acquisition, during Second Quarter 2009 the Company decided not to occupy the office space described above and subleased it to two tenants for total minimum annual payments of approximately $3.7 million until October 2013. The Company wrote off related leasehold improvements and recorded a pre-tax loss on the sublease of $11.7 million in Second Quarter 2009, which is included in "FSAH acquisition-related expenses" and "other liabilities" in the unaudited consolidated statements of operations and balance sheets, respectively.

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

10.    COMMITMENTS AND CONTINGENCIES (Continued)

        The Company leases space in New York City through June 2024. In addition, AGL and its subsidiaries lease additional office space under non-cancelable operating leases in various locations. Lease payments for the remainder of 2009, each of the next four calendar years ending December 31, and thereafter are as follows:

Future Minimum Rental Payments

Year	(in thousands)
2009 (4th Ouarter)	$3,530
2010	11,491
2011	10,987
2012	10,992
2013	10,360
Thereafter	97,539

Total	$144,899

        Rent expense was $2.3 million for the Third Quarter 2009 and $7.5 million for Nine Months 2009.

Legal Proceedings

Litigation

        In the ordinary course of their respective businesses, certain of the Company's subsidiaries assert claims in legal proceedings against third parties to recover losses paid in prior periods. The amounts, if any, the Company will recover in these proceedings are uncertain, although recoveries, or failure to obtain recoveries, in any one or more of these proceedings during any quarter or fiscal year could be material to the Company's results of operations in that particular quarter or fiscal year.

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

Proceedings Related to FSAH's Former Financial Products Business

        The following is a description of legal proceedings involving FSAH's former financial products business. Although the Company did not acquire FSAH's former financial products business, which included FSAH's former GIC business, medium-term note business and the portions of the leveraged lease businesses, certain legal proceedings relating to those businesses are against entities which the Company did acquire. Pursuant to an indemnification agreement entered into among AGM, Dexia Crédit Local ("DCL") and Dexia in connection with the FSAH Acquisition, each of DCL and Dexia, jointly and severally, has agreed to indemnify AGM and its affiliates against liability arising out of the proceedings described under this "Proceedings Related to FSAH's Former Financial Products Business" heading.

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

10.    COMMITMENTS AND CONTINGENCIES (Continued)

        FSAH and AGM have received subpoenas duces tecum and interrogatories or civil investigative demands from the Attorney General of the States of Connecticut, Florida, Illinois, Missouri, New York, Texas and West Virginia relating to their investigations of alleged bid rigging of municipal GICs. FSAH has satisfied or is in the process of satisfying such requests. FSAH may receive additional inquiries from these or other regulators and expects to provide additional information to such regulators regarding their inquiries in the future.

        In November 2006, (i) FSAH received a subpoena from the Antitrust Division of the Department of Justice ("DOJ") issued in connection with an ongoing criminal investigation of bid rigging of awards of municipal GICs and other municipal derivatives and (ii) AGM received a subpoena from the SEC related to an ongoing industry-wide investigation concerning the bidding of municipal GICs and other municipal derivatives. Pursuant to the subpoenas FSAH has furnished to the DOJ and SEC records and other information with respect to FSAH's municipal GIC business. On February 4, 2008, FSAH received a "Wells Notice" from the staff of the Philadelphia Regional Office of the SEC relating to the foregoing matter. The Wells Notice indicates that the SEC staff is considering recommending that the SEC authorize the staff to bring a civil injunctive action and/or institute administrative proceedings against FSAH, alleging violations of Section 10(b) of the Securities Exchange Act of 1934, as amended and Rule 10b-5 thereunder and Section 17(a) of the Securities Act of 1933, as amended. The ultimate loss that may arise from these investigations remains uncertain.

        During 2008 nine putative class action lawsuits were filed in federal court alleging federal antitrust violations in the municipal derivatives industry, seeking damages and alleging, among other things, a conspiracy to fix the pricing of, and manipulate bids for, municipal derivatives, including GICs. These cases have been coordinated and consolidated for pretrial proceedings in the U.S. District Court for the Southern District of New York as MDL 1950, In re Municipal Derivatives Antitrust Litigation, Case No. 1:08-cv-2516 ("MDL 1950"). Five of these cases named both FSAH and AGM: (a) Hinds County, Mississippi v. Wachovia Bank, N.A. (filed on or about March 13, 2008); (b) Fairfax County, Virginia v. Wachovia Bank, N.A. (filed on or about March 12, 2008); (c) Central Bucks School District, Pennsylvania v. Wachovia Bank N.A. (filed on or about June 4, 2008); (d) Mayor & City Counsel of Baltimore, Maryland v. Wachovia Bank N.A. (filed on or about July 3, 2008); and (e) Washington County, Tennessee v. Wachovia Bank N.A. (filed on or about July 14, 2008). Four of the cases named only FSAH and also alleged that the defendants violated California state antitrust law and common law by engaging in illegal bid-rigging and market allocation, thereby depriving the cities of competition in the awarding of GICs and ultimately resulting in the cities paying higher fees for these products: (a) City of Oakland, California, v. AIG Financial Products Corp. (filed on or about April 23, 2008); (b) County of Alameda, California v. AIG Financial Products Corp. (filed on or about July 8, 2008); (c) City of Fresno, California v. AIG Financial Products Corp. (filed on or about July 17, 2008); and (d) Fresno County Financing Authority v. AIG Financial Products Corp. (filed on or about December 24, 2008).

        In April 2009, the MDL 1950 court granted the defendants' motion to dismiss on the federal claims, but granted leave for the plaintiffs to file a second amended complaint. On June 18, 2009, interim lead plaintiffs' counsel filed a Second Consolidated Amended Class Action Complaint. The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys' fees and other costs. The Company cannot reasonably estimate the possible loss or range of loss that may arise

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

10.    COMMITMENTS AND CONTINGENCIES (Continued)

from these lawsuits; although the Second Consolidated Amended Class Action Complaint currently describes some of FSAH's and AGM's activities, it does not name those entities as defendants.

        FSAH and AGM also were named in five non-class action lawsuits originally filed in the California Superior Courts alleging violations of California law related to the municipal derivatives industry:

  (a)
  City of Los Angeles v. Bank of America, N.A. (filed on or about July 23, 2008 in the Superior Court of the State of California in and for the County of Los Angeles, Case No. BC 394944, removed to the U.S. District Court for the Central District of California ("C.D. Cal.") as Case No. 2:08-cv-5574, transferred to S.D.N.Y. as Case No. 1:08-cv-10351);

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

        These cases have been transferred to the S.D.N.Y. and consolidated with MDL 1950 for pretrial proceedings. Amended complaints in these actions were filed on September 15, 2009 naming AGM and AGUS, among other defendants. Responses to the amended complaints, which also include a federal antitrust claim, have yet to be filed. The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys' fees, costs and other expenses. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits.

Proceedings Relating to the Company's Financial Guaranty Business

        The Company has received subpoenas duces tecum and interrogatories from the State of Connecticut Attorney General and the Attorney General of the State of California related to antitrust concerns associated with the methodologies used by rating agencies for determining the credit rating of municipal debt, including a proposal by Moody's to assign corporate equivalent ratings to municipal obligations, and the Company's communications with rating agencies. The Company has satisfied or is in the process of satisfying such requests. It may receive additional inquiries from these or other regulators and expects to provide additional information to such regulators regarding their inquiries in the future.

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

10.    COMMITMENTS AND CONTINGENCIES (Continued)

        AGM and various other financial guarantors were named in three complaints filed in the Superior Court, San Francisco County in December 2008 and January 2009: (a) City of Los Angeles, acting by and through the Department of Water and Power v. Ambac Financial Group et. al (filed on or about December 31, 2008), Case No. CG-08-483689; (b) Sacramento Municipal Utility District v. Ambac Financial Group et. al (filed on or about December 31, 2008), Case No. CGC-08-483691; and (c) City of Sacramento v. Ambac Financial Group Inc. et. al (filed on or about January 6, 2009), Case No. CGC-09-483862. On or about August 31, 2009, plaintiffs in these cases filed amended complaints against AGC and AGM. At the same time, AGC and AGM were named in the following complaints, five of which were amended complaints and three of which were new complaints: (a) City of Los Angeles v. Ambac Financial Group, Inc. et al., Case No. CGC-08-394943; (b) City of Oakland v. Ambac Financial Group, Inc. et al., Case No. CGC-08-479241; (c) City of Riverside v. Ambac Financial Group, Inc. et al., Case No. CGC-09-492059; (d) City of Stockton v. Ambac Financial Group, Inc. et al., Case No. CGC-08-477848; (e) County of Alameda v. Ambac Financial Group, Inc. et al., Case No. CGC-08-481447; (f) County of Contra Costa v. Ambac Financial Group, Inc. et al, Case No. CGC-09-492055; (g) County of San Mateo v. Ambac Financial Group, Inc. et al., Case No. CGC-080481223; and (h) Los Angeles World Airports v. Ambac Financial Group, Inc. et al., Case No. CGC-09-492057.

        These complaints allege (i) participation in a conspiracy in violation of California's antitrust laws to maintain a dual credit rating scale that misstated the credit default risk of municipal bond issuers and created market demand for municipal bond insurance, (ii) participation in risky financial transactions in other lines of business that damaged each bond insurer's financial condition (thereby undermining the value of each of their guaranties), and (iii) a failure to adequately disclose the impact of those transactions on their financial condition. These latter allegations form the predicate for five separate causes of action against AGC: breach of contract, breach of the covenant of good faith and fair dealing, fraud, negligence, and negligent misrepresentation. The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys' fees, costs and other expenses. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits.

        In August 2008 a number of financial institutions and other parties, including AGM, were named as defendants in a civil action brought in the circuit court of Jefferson County, Alabama relating to the County's problems meeting its debt obligations on its $3.2 billion sewer debt: Charles E. Wilson vs. JPMorgan Chase & Co et al (filed on or about August 8, 2008 in the Circuit Court of Jefferson County, Alabama), Case No. 01-CV-2008-901907.00, a putative class action. The action was brought on behalf of rate payers, tax payers and citizens residing in Jefferson County, and alleges conspiracy and fraud in connection with the issuance of the County's debt. The complaint in this lawsuit seeks unspecified monetary damages, interest, attorneys' fees and other costs. The Company cannot reasonably estimate the possible loss or range of loss that may arise from this lawsuit.

Reinsurance

        The Company is party to reinsurance agreements with other monoline financial guaranty insurance companies. The Company's facultative and treaty agreements are generally subject to termination:

  (a)
  upon written notice (ranging from 90 to 120 days) prior to the specified deadline for renewal,

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

10.    COMMITMENTS AND CONTINGENCIES (Continued)

  (b)
  at the option of the primary insurer if the Company fails to maintain certain financial, regulatory and rating agency criteria which are equivalent to or more stringent than those the Company is otherwise required to maintain for its own compliance with state mandated insurance laws and to maintain a specified financial strength rating for the particular insurance subsidiary, or

  (c)
  upon certain changes of control of the Company.

        Upon termination under the conditions set forth in (b) and (c) above, the Company may be required (under some of its reinsurance agreements) to return to the primary insurer all statutory unearned premiums, less ceding commissions, attributable to reinsurance ceded pursuant to such agreements after which the Company would be released from liability with respect to the ceded business. Upon the occurrence of the conditions set forth in (b) above, whether or not an agreement is terminated, the Company may be required to obtain a letter of credit or alternative form of security to collateralize its obligation to perform under such agreement or it may be obligated to increase the level of ceding commission paid. See Note 9.

11.    DIVIDENDS AND CAPITAL REQUIREMENTS

        Each operating company's ability to pay dividends depends, among other things, upon their financial condition, results of operations, cash requirements and compliance with rating agency requirements, and is also subject to restrictions contained in the insurance laws and related regulations of their state of domicile and other states.

        AGC is a Maryland domiciled insurance company and a subsidiary of the Company. Under Maryland's 1993 revised insurance law, AGC may pay dividends out of earned surplus in any twelve-month period in an aggregate amount not exceeding the lesser of (a) 10% of policyholders' surplus or (b) net investment income (at the preceding December 31) without prior approval of the Maryland Commissioner of Insurance. The amount available for distribution from AGC during 2009 with notice to, but without prior approval of, the Maryland Commissioner of Insurance under the Maryland insurance law is approximately $37.8 million. For the Third Quarter 2009 and 2008, AGC declared and paid $6.1 million and $0 million, respectively, in dividends to AGUS. For the Nine Months 2009 and 2008, AGC declared and paid $16.8 million and $7.3 million, respectively, in dividends to AGUS. Under Maryland insurance regulations, AGC is required at all times to maintain a minimum surplus of $750,000.

        AGM is a New York domiciled insurance company and a subsidiary of the Company. Under the insurance laws of the State of New York and related requirements, AGM may pay dividends out of earned surplus, provided that, together with all dividends declared or distributed by AGM during the preceding 12 months, the dividends do not exceed the lesser of (a) 10% of policyholders' surplus as of its last statement filed with the Superintendent of Insurance of the State of New York (the "New York Superintendent") or (b) adjusted net investment income during this period. Based on AGM's statutory statements for the first nine months of 2009, the maximum amount available for payment of dividends by AGM without regulatory approval over the 12 months following September 30, 2009 was approximately $112.0 million. Furthermore, in connection with the FSAH Acquisition, the Company has committed to the New York Insurance Department that AGM will not pay any dividends for a period

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

11.    DIVIDENDS AND CAPITAL REQUIREMENTS (Continued)

of two years from the Acquisition Date without the written approval of the New York Insurance Department. AGM paid $10.0 million in dividends during the first quarter of 2009 and $10.0 million in dividends during the Third Quarter 2008. Under New York insurance regulations, AGM is required at all times to maintain a minimum surplus of $66.5 million.

12.    LONG-TERM DEBT, NOTE PAYABLE TO RELATED PARTY AND CREDIT FACILITIES

        The carrying value of long-term debt was as follows:

	As of
	September 30, 2009	December 31, 2008
	(in millions)
AGUS:
7.0% Senior Notes	$197,471	$197,443
8.50% Senior Notes	169,923	—
Series A Enhanced Junior Subordinated Debentures	149,789	149,767
FSAH:
6 7/8% QUIBS	66,571	—
5.60% Notes	52,407	—
6.25% Notes	133,658	—
Junior Subordinated Debentures	145,418	—

Total long-term debt	915,237	347,210
Note Payable to Related Party	155,827	—

Total	$1,071,064	$347,210

        The Company's unaudited interim consolidated financial statements include long-term debt and related interest expense, which was used to fund the Company's insurance operations and the FSAH Acquisition on July 1, 2009, as described below.

7.0% Senior Notes

        On May 18, 2004, AGUS issued $200.0 million of 7.0% senior notes due 2034 ("7.0% Senior Notes") for net proceeds of $197.3 million. The proceeds of the offering were used to repay substantially all of a $200.0 million promissory note issued to a subsidiary of ACE Limited ("ACE") in April 2004 as part of the IPO-related formation transactions. Although the coupon on the Senior Notes is 7.0%, the effective rate is approximately 6.4%, taking into account the effect of a cash flow hedge executed by the Company in March 2004. The 7.0% Senior Notes are fully and unconditionally guaranteed by AGL.

8.50% Senior Notes

        On June 24, 2009, AGL issued 3,450,000 equity units for net proceeds of approximately $166.8 million in a registered public offering. The net proceeds of the offering were used to pay a portion of the consideration for the FSAH Acquisition. Each equity unit consists of (i) a forward

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

12.    LONG-TERM DEBT, NOTE PAYABLE TO RELATED PARTY AND CREDIT FACILITIES (Continued)

purchase contract and (ii) a 1/20th, or 5%, undivided beneficial ownership interest in $1,000 principal amount 8.50% senior notes due 2014 issued by AGUS and guaranteed by AGL. Under the purchase contract, holders are required to purchase, and AGL is required to issue, between 3.8685 and 4.5455 of AGL common shares for $50 no later than June 1, 2012. The actual number of shares purchased will be based on the average closing price of the common shares over a 20-trading day period ending three trading days prior to June 1, 2012. More specifically, if the average closing price per share for the relevant period (the "Applicable Market Value") is equal to or exceeds $12.93, the settlement rate will be 3.8685 shares. If the Applicable Market Value is less than or equal to $11.00, the settlement rate will be 4.5455 shares, and if it is between $11.00 and $12.93, the settlement rate will be equal to the quotient of $50.00 and the Applicable Market Value.

        The notes are pledged by the holders of the equity units to a collateral agent to secure their obligations under the purchase contracts. Interest on the notes is payable, initially, quarterly at the rate of 8.50% per year. The notes are subject to a mandatory remarketing on a date chosen by AGUS between December 1, 2011 and May 1, 2012 (or, if not remarketed during such period, during a designated three business day period in May 2012). In the remarketing, the interest rate on the notes will be reset and certain other terms of the notes may be modified in order to generate sufficient remarketing proceeds to satisfy the equity unit holders' obligations under the purchase contract and to pay fees payable to the remarketing agent. In the remarketing, AGUS may elect to extend the stated maturity of the notes to any date not later than June 1, 2039, add to, modify or remove altogether AGUS' redemption rights on the notes; provided that there will be at least two years between the reset effective date and any modified redemption date; and interest deferral provisions to the notes. If the notes are not successfully remarketed, the interest rate on the notes will not be reset and holders of all notes will have the right to put their notes to the Company on the purchase contract settlement date at a put price equal to $1,000 per note ($50 per equity unit) plus accrued and unpaid interest. This put right will be automatically exercised unless such holders (a) notify the Company of their intent to settle their obligations under the purchase contracts in cash, and (b) deliver $50 in cash per purchase contract, by the applicable dates specified by the purchase contracts. Unless an equity unit holder has settled the related purchase contract with separate cash on or prior to the purchase contract settlement date, the holder will be deemed to have elected to apply a portion of the proceeds of the put price equal to the principal amount of the notes against the holder's obligations under the related purchase contracts, thereby satisfying such obligations in full, and AGL will deliver its common shares to such holder pursuant to the related purchase contracts. Any remaining amount of the put price following satisfaction of the purchase contract will be paid to such equity unit holder.

        The notes are redeemable at AGUS' option, in whole but not in part, upon the occurrence and continuation of a tax event or an accounting event (as such terms are defined in the terms of the notes) at any time prior to the earlier of the date of a successful remarketing and the purchase contract settlement date at the redemption price described below. The aggregate redemption amount for the notes is equal to an amount that would permit the collateral agent to purchase a portfolio of U.S. Treasury securities sufficient to pay the principal amount of the notes and all scheduled interest payment dates that occur after the special event redemption date to, and including the purchase contract settlement date; provided that the aggregate redemption amount may not be less than the principal amount of the notes. Following any special event redemption of the notes, the redemption

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

12.    LONG-TERM DEBT, NOTE PAYABLE TO RELATED PARTY AND CREDIT FACILITIES (Continued)

price for the notes will be paid to the collateral agent who will purchase a portfolio of Treasury securities (which will be held by the collateral agent to secure the obligations of the equity units holders under the purchase contract) and remit any remaining proceeds to the holders. Other than in connection with a special event, the notes may not be redeemed by AGUS prior to June 1, 2014.

Series A Enhanced Junior Subordinated Debentures

        On December 20, 2006, AGUS issued $150.0 million of Series A Enhanced Junior Subordinated Debentures (the "Debentures") due 2066 for net proceeds of $149.7 million. The proceeds of the offering were used to repurchase 5,692,599 of AGL's common shares from ACE Bermuda Insurance Ltd., a subsidiary of ACE. The Debentures pay a fixed 6.40% rate of interest until December 15, 2016, and thereafter pay a floating rate of interest, reset quarterly, at a rate equal to 3 month LIBOR plus a margin equal to 2.38%. AGUS may elect at one or more times to defer payment of interest for one or more consecutive periods for up to ten years. Any unpaid interest bears interest at the then applicable rate. AGUS may not defer interest past the maturity date. These Debentures are guaranteed on a junior subordinated basis by AGL.

Debt Issued by FSAH

        AGL fully and unconditionally guarantees the following three series of FSAH debt obligations:

  (a)
  $100.0 million face amount of 6 7/8% Quarterly Income Bond Securities ("QUIBS") due December 15, 2101. On December 19, 2001, FSAH issued $100.0 million face amount of 6 7/8% QUIBS due December 15, 2101, which are callable without premium or penalty on or after December 19, 2006. A portion of the proceeds were used to pay a dividend to the shareholders of FSAH. On the Acquisition Date, the fair value of these bonds was $66.5 million, representing a discount of $33.5 million, which will be amortized over the term of the debt.

  (b)
  $230.0 million face amount of 6.25% Notes due November 1, 2102. On November 26, 2002, FSAH issued $230.0 million face amount of 6.25% Notes due November 1, 2102, which are callable without premium or penalty in whole or in part at any time on or after November 26, 2007. A portion of the proceeds were used to redeem in whole FSAH's $130.0 million principal amount of 7.375% Senior Quarterly Income Debt Securities ("QUIDS") due September 30, 2097. On July 1, 2009, the date of the FSAH Acquisition, the fair value of these bonds was $133.4 million, representing a discount of $96.6 million, which will be amortized over the term of the debt.

  (c)
  $100.0 million face amount of 5.60% Notes due July 15, 2103. On July 31, 2003, FSAH issued $100.0 million face amount of 5.60% Notes due July 15, 2103, which are callable without premium or penalty in whole or in part at any time on or after July 31, 2008. The proceeds were used to redeem in whole FSAH's $100.0 million principal amount of 6.950% Senior QUIDS due November 1, 2098. On July 1, 2009, the date of the FSAH Acquisition, the fair value of these bonds was $52.3 million, representing a discount of $47.7 million, which will be amortized over the term of the debt.

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

12.    LONG-TERM DEBT, NOTE PAYABLE TO RELATED PARTY AND CREDIT FACILITIES (Continued)

        AGL also guarantees, on a junior subordinated basis, the $300 million of FSAH's outstanding Junior Subordinated Debentures.

        On November 22, 2006, FSAH issued $300.0 million face amount of Junior Subordinated Debentures with a scheduled maturity date of December 15, 2036 and a final repayment date of December 15, 2066. The final repayment date of December 15, 2066 may be automatically extended up to four times in five-year increments provided certain conditions are met. The debentures are redeemable, in whole or in part, at any time prior to December 15, 2036 at their principal amount plus accrued and unpaid interest to the date of redemption or, if greater, the make-whole redemption price. Interest on the debentures will accrue from November 22, 2006 to December 15, 2036 at the annual rate of 6.40%. If any amount of the debentures remains outstanding after December 15, 2036, then the principal amount of the outstanding debentures will bear interest at a floating interest rate equal to one-month LIBOR plus 2.215% until repaid. FSAH may elect at one or more times to defer payment of interest on the debentures for one or more consecutive interest periods that do not exceed ten years. In connection with the completion of this offering, FSAH entered into a replacement capital covenant for the benefit of persons that buy, hold or sell a specified series of FSAH long-term indebtedness ranking senior to the debentures. Under the covenant, the debentures will not be repaid, redeemed, repurchased or defeased by FSAH or any of its subsidiaries on or before the date that is 20 years prior to the final repayment date, except to the extent that FSAH has received proceeds from the sale of replacement capital securities. The proceeds from this offering were used to pay a dividend to the shareholders of FSAH. On the Acquisition Date, the fair value of these bonds was $144.0 million, representing a discount of $156.0 million, which will be amortized over the term of the debt.

Note Payable to Related Party

        Note Payable to Related Party represents debt issued by AGM to the Financial Products Companies, which were transferred to Dexia prior to the FSAH Acquisition. AGM borrowed funds from its then consolidated financial products subsidiaries to finance the purchase of the underlying obligations of AGM-insured obligations which had breached triggers allowing AGM to exercise its right to accelerate payment of a claim in order to mitigate loss. The assets purchased are classified as assets acquired in refinancing transactions. The term of the note payable matches the terms of the assets. On the Acquisition Date, the fair value of this note was $164.4 million, representing a premium of $9.5 million, which will be amortized over the term of the debt.

        The Company recorded $2.3 million of interest expense on the note payable for the Third Quarter 2009.

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

12.    LONG-TERM DEBT, NOTE PAYABLE TO RELATED PARTY AND CREDIT FACILITIES (Continued)

        Principal payments due under these notes for the remainder of 2009, each of the next four calendar years ending December 31, and thereafter are as follows:

Expected Maturity Schedule of Note Payable to Related Party

Expected Withdrawal Date	Principal Amount
(in thousands)
2009	$2,279
2010	7,695
2011	6,075
2012	24,778
2013	26,504
Thereafter	88,496

Total	$155,827

Interest Expense

        The Company recorded interest expense of $25.2 million and $37.5 million for Third Quarter 2009 and Nine Months 2009, respectively, compared to $5.8 million and $17.5 million for Third Quarter 2008 and Nine Months 2008, respectively. The increase in both periods is primarily due to $13.4 million of interest expense related to FSAH debt, $3.6 million of interest expense related to the 8.50% Senior Notes and $2.3 million of interest expense on note payable to related party. The Company acquired long-term debt with a face value of $730 million as part of the FSAH Acquisition. See Note 2. This debt was recorded on the Company's books at its Acquisition Date fair value of approximately $396 million. The discount on this debt will be amortized as part of interest expense over the estimated remaining life of the applicable debt. During Third Quarter 2009, the Company recognized interest expense of approximately $1.9 million related to this amortization.

        The following table shows the component of interest expense for Third Quarter 2009.

	Third Quarter 2009
	Coupon Interest	Amortization/ Accretion & Other	Total Interest Expense
	(in millions)
7.0% Senior Notes(1)	$3.5	$(0.1)	$3.4
8.50% Senior Notes(1)	3.7	(0.1)	3.6
Series A Enhanced Junior Subordinated Debentures(1)	2.4	0.1	2.5
6 7/8% QUIBS(2)	1.7	0.1	1.8
6.25% Notes(2)	3.6	0.3	3.9
5.60% Notes (2)	1.4	0.1	1.5
Junior Subordinated Debentures (2)	4.8	1.4	6.2

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

12.    LONG-TERM DEBT, NOTE PAYABLE TO RELATED PARTY AND CREDIT FACILITIES (Continued)

	Third Quarter 2009
	Coupon Interest	Amortization/ Accretion & Other	Total Interest Expense
	(in millions)
Note Payable to Related Party	2.6	(0.3)	2.3

Total	$23.7	$1.5	$25.2

(1)
Issued by AGUS.

(2)
Issued by FSAH.

Credit Facilities

2006 Credit Facility

        On November 6, 2006, AGL and certain of its subsidiaries entered into a $300.0 million five-year unsecured revolving credit facility (the "2006 Credit Facility") with a syndicate of banks. Under the 2006 Credit Facility, each of AGC, AGUK, AG Re, AGRO and AGL are entitled to request the banks to make loans to such borrower or to request that letters of credit be issued for the account of such borrower. Of the $300.0 million available to be borrowed, no more than $100.0 million may be borrowed by AGL, AG Re or AGRO, individually or in the aggregate, and no more than $20.0 million may be borrowed by AGUK. The stated amount of all outstanding letters of credit and the amount of all unpaid drawings in respect of all letters of credit cannot, in the aggregate, exceed $100.0 million. The 2006 Credit Facility also provides that Assured Guaranty may request that the commitment of the banks be increased an additional $100.0 million up to a maximum aggregate amount of $400.0 million. Any such incremental commitment increase is subject to certain conditions provided in the agreement and must be for at least $25.0 million.

        The proceeds of the loans and letters of credit are to be used for the working capital and other general corporate purposes of the borrowers and to support reinsurance transactions.

        At the closing of the 2006 Credit Facility, AGC guaranteed the obligations of AGUK under the facility and AGL guaranteed the obligations of AG Re and AGRO under the facility and agreed that, if the Company consolidated assets (as defined in the related credit agreement) of AGC and its subsidiaries were to fall below $1.2 billion, it would, within 15 days, guarantee the obligations of AGC and AGUK under the facility. At the same time, Assured Guaranty Overseas US Holdings Inc. ("AGOUS") guaranteed the obligations of AGL, AG Re and AGRO under the facility, and each of AG Re and AGRO guaranteed the other as well as AGL.

        The 2006 Credit Facility's financial covenants require that AGL:

  (a)
  maintain a minimum net worth of 75% of the Consolidated Net Worth of Assured Guaranty as of the quarter ended June 30, 2009; and

  (b)
  maintain a maximum debt-to-capital ratio of 30%.

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

12.    LONG-TERM DEBT, NOTE PAYABLE TO RELATED PARTY AND CREDIT FACILITIES (Continued)

        In addition, the 2006 Credit Facility requires that AGC maintain qualified statutory capital of at least 75% of its statutory capital as of the fiscal quarter ended June 30, 2009. Furthermore, the 2006 Credit Facility contains restrictions on AGL and its subsidiaries, including, among other things, in respect of their ability to incur debt, permit liens, become liable in respect of guaranties, make loans or investments, pay dividends or make distributions, dissolve or become party to a merger, consolidation or acquisition, dispose of assets or enter into affiliate transactions. Most of these restrictions are subject to certain minimum thresholds and exceptions. The 2006 Credit Facility has customary events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, bankruptcy or insolvency proceedings, change of control and cross-default to other debt agreements. A default by one borrower will give rise to a right of the lenders to terminate the facility and accelerate all amounts then outstanding. As of September 30, 2009 and December 31, 2008, Assured Guaranty was in compliance with all of the financial covenants.

        As of September 30, 2009 and December 31, 2008, no amounts were outstanding under this facility. There have not been any borrowings under the 2006 Credit Facility.

        Letters of credit totaling approximately $2.9 million and $2.9 million remained outstanding as of September 30, 2009 and December 31, 2008, respectively. The Company obtained the letters of credit in connection with entering into a lease for new office space in 2008, which space was subsequently sublet. See Note 10.

2009 Strip Coverage Liquidity Agreement

        In connection with the FSAH Acquisition, AGM agreed to retain the risks relating to the debt and strip policy portions of the leveraged lease business. The liquidity risk to AGM related to the strip policy portion of the leveraged lease business is mitigated by the strip coverage facility described below.

        In a leveraged lease transaction, a tax-exempt entity (such as a transit agency) transfers tax benefits to a tax-paying entity by transferring ownership of a depreciable asset, such as subway cars. The tax-exempt entity then leases the asset back from its new owner.

        If the lease is terminated early, the tax-exempt entity must make an early termination payment to the lessor. A portion of this early termination payment is funded from monies that were pre-funded and invested at the closing of the leveraged lease transaction (along with earnings on those invested funds); the tax-exempt entity is obligated to pay the remaining, unfunded portion of this early termination payment (known as the "strip coverage") from its own sources. AGM issued financial guaranty insurance policies (known as "strip policies") that guaranteed the payment of these unfunded strip coverage amounts to the lessor, in the event that a tax-exempt entity defaulted on its obligation to pay this portion of its early termination payment. AGM can then seek reimbursement of its strip policy payments from the tax-exempt entity, and can also sell the transferred depreciable asset and reimburse itself from the sale proceeds.

        On July 1, 2009, AGM and DCL, acting through its New York Branch ("DCL (NY)"), entered into a credit facility (the "Strip Coverage Facility"). DCL is a subsidiary of Dexia. Under the Strip Coverage Facility, DCL (NY) agreed to make loans to AGM to finance all draws made by lessors on

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

12.    LONG-TERM DEBT, NOTE PAYABLE TO RELATED PARTY AND CREDIT FACILITIES (Continued)

AGM strip policies that were outstanding as of November 13, 2008, up to the commitment amount. The commitment amount of the Strip Coverage Facility was $1 billion at closing of the FSAH Acquisition but is scheduled to amortize over time; it may also be reduced in 2014 to $750 million, if AGM does not have a specified consolidated net worth at that time.

        Fundings under this facility are subject to certain conditions precedent, and their repayment is collateralized by a security interest that AGM granted to DCL (NY) in amounts that AGM recovers—from the tax-exempt entity, or from asset sale proceeds—following its payment of strip policy claims. The Strip Coverage Facility will terminate upon the earliest to occur of an AGM change of control, the reduction of the commitment amount to $0, and January 31, 2042.

        The Strip Coverage Facility's financial covenants require that AGM and its subsidiaries maintain a maximum debt-to-capital ratio of 30% and maintain a minimum net worth of (a) 75% of consolidated net worth as of the quarter ended June 30, 2009, plus (b) 25% of the aggregate consolidated net income (or loss) for the period beginning July 1, 2009 and ending on June 30, 2014 or, if the commitment amount has been reduced to $750 million as described above, zero.

        The Strip Coverage Facility contains restrictions on AGM, including, among other things, in respect of its ability to incur debt, permit liens, pay dividends or make distributions, dissolve or become party to a merger or consolidation. Most of these restrictions are subject to exceptions. The Strip Coverage Facility has customary events of default, including (subject to certain materiality thresholds and grace periods) payment default, bankruptcy or insolvency proceedings and cross-default to other debt agreements.

        As of September 30, 2009 no amounts were outstanding under this facility, nor have there been any borrowings during the life of this facility.

Limited Recourse Credit Facilities

  AG Re Credit Facility

        On July 31, 2007, AG Re entered into a limited recourse credit facility ("AG Re Credit Facility") with a syndicate of banks which provides up to $200.0 million for the payment of losses in respect of the covered portfolio. The AG Re Credit Facility expires in July 2014. The facility can be utilized after AG Re has incurred, during the term of the facility, cumulative municipal losses (net of any recoveries) in excess of the greater of $260 million or the average annual debt service of the covered portfolio multiplied by 4.5%. The obligation to repay loans under this agreement is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations in the covered portfolio, including certain installment premiums and other collateral.

        As of September 30, 2009 and December 31, 2008, no amounts were outstanding under this facility nor have there been any borrowings during the life of this facility.

  AGM Credit Facility

        On April 30, 2005, AGM entered into a limited recourse credit facility ("AGM Credit Facility") with a syndicate of international banks which provides up to $297.5 million for the payment of losses in

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

12.    LONG-TERM DEBT, NOTE PAYABLE TO RELATED PARTY AND CREDIT FACILITIES (Continued)

respect of the covered portfolio. The AGM Credit Facility expires April 30, 2015. The facility can be utilized after AGM has incurred, during the term of the facility, cumulative municipal losses (net of any recoveries) in excess of the greater of $297.5 million or the average annual debt service of the covered portfolio multiplied by 5.0%. The obligation to repay loans under this agreement is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations in the covered portfolio, including certain installment premiums and other collateral. The ratings downgrade of AGM by Moody's to Aa3 in November, 2008 resulted in an increase to the commitment fee.

        As of September 30, 2009 and December 31, 2008, no amounts were outstanding under this facility nor have there been any borrowings during the life of this facility.

Committed Capital Securities

  AGC CCS Securities

        On April 8, 2005, AGC entered into four separate agreements with four different unaffiliated custodial trusts pursuant to which AGC may, at its option, cause each of the custodial trusts to purchase up to $50.0 million of perpetual preferred stock of AGC. The custodial trusts were created as a vehicle for providing capital support to AGC by allowing AGC to obtain immediate access to new capital at its sole discretion at any time through the exercise of the put option. If the put options were exercised, AGC would receive $200.0 million in return for the issuance of its own perpetual preferred stock, the proceeds of which may be used for any purpose, including the payment of claims. The put options were not exercised during 2009 or 2008. Initially, all of AGC's committed capital securities (the "AGC CCS Securities") were issued to a special purpose pass-through trust (the "Pass-Through Trust"). The Pass-Through Trust was dissolved in April 2008 and the AGC CCS Securities were distributed to the holders of the Pass-Through Trust's securities. Neither the Pass-Through Trust nor the custodial trusts are consolidated in the Company's financial statements.

        Income distributions on the Pass-Through Trust Securities and AGC CCS Securities were equal to an annualized rate of One-Month LIBOR plus 110 basis points for all periods ending on or prior to April 8, 2008. Following dissolution of the Pass-Through Trust, distributions on the AGC CCS Securities are determined pursuant to an auction process. On April 7, 2008 this auction process failed, thereby increasing the annualized rate on the AGC CCS Securities to One-Month LIBOR plus 250 basis points. Distributions on the AGC preferred stock will be determined pursuant to the same process.

        During Third Quarter 2009 and Third Quarter 2008, AGC incurred $1.3 million and $1.5 million, respectively, of put option premiums, which are an on-going expense. During Nine Months 2009 and Nine Months 2008, AGC incurred $4.6 million and $4.0 million, respectively, of put option premiums, which are an on-going expense. The increase in Nine Months 2009 compared to the respective periods in 2008 was due to the increase in annualized rates from One-Month LIBOR plus 110 basis points to One-Month LIBOR plus 250 basis points as a result of the failed auction process in April 2008. These expenses are presented in the Company's unaudited interim consolidated statements of operations under "other expenses."

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

12.    LONG-TERM DEBT, NOTE PAYABLE TO RELATED PARTY AND CREDIT FACILITIES (Continued)

        The AGC CCS Securities had a fair value of $8.9 million (see Note 7) and $51.1 million as of September 30, 2009 and December 31, 2008, respectively, and a reduction in fair value during Third Quarter 2009 and Nine Months 2009 of $1.2 million and $42.1 million, respectively, which are recorded in the consolidated balance sheets in "committed capital securities, at fair value" and the unaudited interim consolidated statements of operations in "fair value gain (loss) on committed capital securities," respectively. The change in fair value during Third Quarter 2008 and Nine Months 2008 was $6.9 million and $24.3 million, respectively.

  AGM CPS Securities

        In June 2003, $200.0 million of AGM Committed Preferred Trust Securities (the "AGM CPS Securities"), money market committed preferred trust securities, were issued by trusts created for the primary purpose of issuing the AGM CPS Securities, investing the proceeds in high-quality commercial paper and selling put options to AGM, allowing AGM to issue the trusts non-cumulative redeemable perpetual preferred stock (the "AGM Preferred Stock") of AGM in exchange for cash. There are four trusts, each with an initial aggregate face amount of $50 million. These trusts hold auctions every 28 days, at which time investors submit bid orders to purchase AGM CPS Securities. If AGM were to exercise a put option, the applicable trust would transfer the portion of the proceeds attributable to principal received upon maturity of its assets, net of expenses, to AGM in exchange for AGM Preferred Stock. AGM pays a floating put premium to the trusts, which represents the difference between the commercial paper yield and the winning auction rate (plus all fees and expenses of the trust). If an auction does not attract sufficient clearing bids, however, the auction rate is subject to a maximum rate of 200 basis points above LIBOR for the next succeeding distribution period. Beginning in August 2007, the AGM CPS Securities required the maximum rate for each of the relevant trusts. AGM continues to have the ability to exercise its put option and cause the related trusts to purchase AGM Preferred Stock. The trusts are vehicles for providing AGM access to new capital at its sole discretion through the exercise of the put options. The Company does not consider itself to be the primary beneficiary of the trusts because it does not retain the majority of the residual benefits or expected losses.

        During Third Quarter 2009, AGM incurred $1.2 million of put option premiums related to its AGM CPS Securities.

        The AGM CPS Securities had a fair value of $29.6 million and $100.0 million as of September 30, 2009 and December 31, 2008, respectively. The Company recorded a $51.8 million decrease in fair value during Third Quarter 2009. The AGM CPS Securities are recorded in the consolidated balance sheets in "committed capital securities, at fair value."

13.    OUTSTANDING EXPOSURE

        The Company's insurance policies typically guarantee the scheduled payments of principal and interest on public finance and structured finance (including credit derivatives in the insured portfolio) obligations. The gross amount of financial guaranties in force (principal and interest) was $1,108.7 billion at September 30, 2009 and $354.9 billion at December 31, 2008. The net amount of financial guaranties in force was $967.4 billion at September 30, 2009 and $348.8 billion at December 31, 2008.

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

13.    OUTSTANDING EXPOSURE (Continued)

        The Company seeks to limit its exposure to losses from writing financial guarantees by underwriting investment-grade obligations, diversifying its portfolio and maintaining rigorous collateral requirements on structured finance obligations, as well as through reinsurance.

        Actual maturities could differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties. The expected maturities for structured finance obligations are, in general, considerably shorter than the contractual maturities for such obligations. For structured finance obligations, the full par outstanding for each insured risk is shown in the maturity category that corresponds to the final legal maturity of such risk:

Contractual Terms to Maturity of Net Par Outstanding of Insured Obligations

	September 30, 2009
Terms to Maturity	Public Finance	Structured Finance
	(in millions)
0 to 5 years	$85,206	$36,809
5 to 10 years	94,689	43,314
10 to 15 years	88,297	28,505
15 to 20 years	72,605	1,958
20 years and above	127,315	67,932

Total	$468,112	$178,518

Contractual Terms to Maturity of Ceded Par Outstanding of Insured Obligations

	September 30, 2009
Terms to Maturity	Public Finance	Structured Finance
	(in millions)
0 to 5 years	$11,533	$4,175
5 to 10 years	14,009	6,007
10 to 15 years	13,479	2,819
15 to 20 years	12,452	62
20 years and above	21,396	3,074

Total	$72,869	$16,137

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

13.    OUTSTANDING EXPOSURE (Continued)

        The par outstanding of insured obligations in the public finance insured portfolio includes the following amounts by type of issue:

Summary of Public Finance Insured Portfolio

	Gross Par Outstanding		Ceded Par Outstanding		Net Par Outstanding
Types of Issues	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
	(in millions)
U.S.:
General obligation	$201,860	$27,082	$23,426	$35	$178,434	$27,047
Tax backed	95,672	25,922	12,082	60	83,590	25,862
Municipal utilities	78,428	15,734	8,465	130	69,963	15,604
Transportation	43,268	12,708	7,326	61	35,942	12,647
Healthcare	28,885	12,002	6,786	324	22,099	11,678
Higher education	16,292	5,341	1,302	11	14,990	5,330
Housing	9,859	1,981	1,169	—	8,690	1,981
Infrastructure finance	4,236	822	954	16	3,282	806
Investor-owned utilities	1,852	2,159	3	3	1,849	2,156
Other public finance—U.S.	6,200	4,225	154	14	6,046	4,210

Total public finance—U.S.	486,552	107,976	61,667	654	424,885	107,322
Non-U.S.:
Infrastructure finance	19,491	5,072	3,433	21	16,058	5,051
Regulated utilities	19,062	7,756	5,147	241	13,915	7,515
Pooled infrastructure	4,666	4,514	277	259	4,389	4,255
Other public finance—non-U.S.	11,210	1,680	2,345	—	8,865	1,680

Total public finance—non-U.S.	54,429	19,022	11,202	521	43,227	18,501

Total public finance obligations	$540,981	$126,998	$72,869	$1,175	$468,112	$125,823

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

13.    OUTSTANDING EXPOSURE (Continued)

        The par outstanding of insured obligations in the structured finance insured portfolio includes the following amounts by type of collateral:

Summary of Structured Finance Insured Portfolio

	Gross Par Outstanding		Ceded Par Outstanding		Net Par Outstanding
Types of Collateral	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
	(in millions)
U.S.:
Pooled corporate obligations	$84,039	$36,511	$8,473	$1,831	$75,566	$34,680
Residential mortgage-backed and home equity	32,082	18,758	1,925	365	30,157	18,393
Financial products	10,914	—	—	—	10,914	—
Consumer receivables	9,982	5,223	497	65	9,485	5,158
Commercial mortgage-backed securities	7,508	5,876	53	—	7,455	5,876
Commercial receivables	2,944	4,956	3	11	2,941	4,945
Structured credit	2,872	3,361	136	87	2,736	3,274
Insurance securitizations	1,731	1,648	80	55	1,651	1,593
Other structured finance—U.S.	2,535	454	1,257	—	1,278	454

Total structured finance—U.S.	154,607	76,787	12,424	2,414	142,183	74,373
Non-U.S.:
Pooled corporate obligations	27,381	8,791	3,001	408	24,380	8,383
Residential mortgage-backed and home equity	5,702	8,593	384	344	5,318	8,249
Structured credit	2,455	437	223	—	2,232	437
Commercial receivables	1,935	1,751	37	38	1,898	1,713
Insurance securitizations	1,010	954	15	—	995	954
Commercial mortgage-backed securities	772	795	—	—	772	795
Other structured finance—non-U.S.	793	2,058	53	63	740	1,995

Total structured finance—non-U.S.	40,048	23,379	3,713	853	36,335	22,526

Total structured finance obligations	$194,655	$100,166	$16,137	$3,267	$178,518	$96,899

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

13.    OUTSTANDING EXPOSURE (Continued)

        The Company seeks to maintain a diversified portfolio of insured public finance obligations designed to spread its risk across a number of geographic areas. The following table sets forth those states in which municipalities located therein issued an aggregate of 2% or more of the Company's net par amount outstanding of insured public finance securities:

Public Finance Insured Portfolio by Location of Exposure

	September 30, 2009
	Number of Risks	Net Par Amount Outstanding	Percent of Total Net Par Amount Outstanding	Ceded Par Amount Outstanding
	(dollars in millions)
U.S.:
California	1,752	$59,822	9.3%	$9,181
New York	1,230	35,457	5.5	6,217
Texas	1,372	30,778	4.8	3,167
Pennsylvania	1,277	28,952	4.5	3,214
Florida	595	25,468	3.9	3,323
Illinois	1,080	25,320	3.9	4,452
New Jersey	879	18,662	2.9	4,236
Michigan	832	17,133	2.6	1,770
Washington	440	13,422	2.1	2,707
Massachusetts	395	13,347	2.1	2,989
Other states	6,378	156,524	24.2	20,411
Structured finance (multiple states)	1,498	142,183	21.9	12,424

Total U.S.	17,728	567,068	87.7	74,091
Non-U.S.:
United Kingdom	286	31,553	4.9	6,663
Australia	65	8,795	1.4	1,731
Canada	74	5,052	0.8	816
France	40	2,595	0.4	944
Italy	26	2,582	0.4	841
Other	500	28,985	4.4	3,920

Total non-U.S.	991	79,562	12.3	14,915

Total	18,719	$646,630	100.0%	$89,006

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

13.    OUTSTANDING EXPOSURE (Continued)

        The following table sets forth the net financial guaranty par outstanding by underwriting rating:

	September 30, 2009		December 31, 2008
Ratings(1)	Net Par Outstanding	% of Net Par Outstanding	Net Par Outstanding	% of Net Par Outstanding
	(dollars in millions)
Super senior	$45,795	7.1%	$32,352	14.5%
AAA	62,872	9.7	40,733	18.3
AA	198,760	30.7	47,685	21.4
A	231,500	35.8	65,991	29.6
BBB	83,675	12.9	29,361	13.2
Below investment grade	24,028	3.8	6,600	3.0

Total exposures(2)	$646,630	100.0%	$222,722	100.0%

(1)
The Company's internal rating. The Company's ratings scale is similar to that used by the nationally recognized rating agencies. The super senior category, which is not generally used by rating agencies, is used by the Company in instances where the Company's triple-A-rated exposure has additional credit enhancement due to either (1) the existence of another security rated triple-A that is subordinated to the Company's exposure or (2) the Company's exposure benefits from a different form of credit enhancement that would pay any claims first in the event that any of the exposures incurs a loss, and such credit enhancement, in management's opinion, causes the Company's attachment point to be materially above the triple-A attachment point.

(2)
Totals may not add due to rounding.

        As part of its financial guaranty business, the Company enters into CDS transactions. In such transactions, the buyer of protection pays the seller of protection a periodic fee in fixed basis points on a notional amount. In return, the seller makes a contingent payment to the buyer if one or more defined credit events occurs with respect to one or more third party referenced securities or loans. A credit event may be a nonpayment event such as a failure to pay, bankruptcy, or restructuring, as negotiated by the parties to the CDS transaction. The total notional amount of insured CDS exposure outstanding as of September 30, 2009 and December 31, 2008 and included in the Company's financial guaranty exposure in the tables above was $123.4 billion and $75.1 billion, respectively. See Note 6.

        As of September 30, 2009 and December 31, 2008, the Company's net mortgage guaranty insurance in force (representing the current principal balance of all mortgage loans currently reinsured) was approximately $0.4 billion and $0.4 billion, respectively, and net risk in force was approximately $0.4 billion and $0.4 billion, respectively. These amounts are not included in the above table.

Variable Interest Entities

        The Company provides financial guaranties with respect to debt obligations of special purpose entities ("SPEs"), including VIEs. The Company's variable interest in such entities exists through financial guaranty insurance or credit derivative contracts. The transaction structure generally provides certain financial protections to the Company. This financial protection can take several forms, the most

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

13.    OUTSTANDING EXPOSURE (Continued)

common of which are over-collateralization, first loss protection (or subordination) and excess spread. In the case of over-collateralization (i.e., the principal amount of the securitized assets exceeds the principal amount of the structured finance obligations guaranteed by the Company), the structure allows defaults of the securitized assets before a default is experienced on the structured finance obligation guaranteed by the Company. In the case of first loss, the financial guaranty insurance policy only covers a senior layer of losses of multiple obligations issued by SPEs, including VIEs. The first loss exposure with respect to the assets is either retained by the seller or sold off in the form of equity or mezzanine debt to other investors. In the case of excess spread, the financial assets contributed to SPEs, including VIEs, generate interest cash flows that are in excess of the interest payments on the debt issued by the special purpose entity. Such excess spread is typically distributed through the transaction's cash flow waterfall and may be used to create additional credit enhancement, applied to redeem debt issued by the SPE (thereby, creating additional over-collateralization), or distributed to equity or other investors in the transaction.

        There are two different accounting frameworks applicable to SPEs; the qualifying SPE ("QSPE") framework under ASC 860-10, "Transfers and Servicing" (FAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities"); and the VIE framework under ASC 810-10. The applicable framework depends on the nature of the entity and the Company's relation to that entity.

        The QSPE framework is applicable when an entity transfers or sells financial assets to an SPE meeting certain criteria as defined in ASC 860-10. These criteria are designed to ensure that the activities of the entity are essentially predetermined in their entirety at the inception of the vehicle; decision making is limited and restricted to certain events, and that the transferor of the financial assets cannot exercise control over the entity and the assets therein. Entities meeting these criteria are not consolidated by the transferor or other counterparty, as long as the entity does not have the unilateral ability to liquidate or to cause it to no longer meet the QSPE criteria. SPEs meeting all of ASC 860-10's criteria for a QSPE are not within the scope of ASC 810-10 and, as a result do not need to be assessed for consolidation.

        When the SPE does not meet the QSPE criteria, consolidation is assessed pursuant to ASC 810-10. Under ASC 810-10, a VIE is defined as an entity that is not assessed for consolidation by determining which party maintains a controlling financial interest. As a result, a VIE

  (a)
  lacks enough equity investment at risk to permit the entity to finance its activities without additional subordinated financial support from other parties,

  (b)
  its equity owners lack the right to make significant decisions affecting the entity's operations, and

  (c)
  its equity owners do not have an obligation to absorb or the right to receive the entity's losses or returns. ASC 810-10 requires a variable interest holder (e.g., an investor in the entity or a financial guarantor) to consolidate that VIE if that holder will absorb a majority of the expected losses of the VIE, receive a majority of the residual returns of the VIE, or both.

        The Company determines whether it is the primary beneficiary (i.e., the variable interest holder required to consolidate the VIE) of a VIE by first performing a qualitative analysis of the VIE that

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

13.    OUTSTANDING EXPOSURE (Continued)

includes, among other factors, its capital structure, contractual terms, which variable interests create or absorb variability, related party relationships and the design of the VIE. The Company performs a quantitative analysis when qualitative analysis is not conclusive.

Qualifying Special Purpose Entities

        The Company has issued financial guaranties on financial assets that were transferred into SPEs for which the business purpose of those SPEs was to provide financial guaranty clients with funding for their debt obligations. These entities met the characteristics of a QSPE in accordance with ASC 860-10. QSPEs are not subject to the requirements of ASC 810-10 and, accordingly, are not consolidated in the Company's financial statements. The Company's QSPEs are legal entities that are demonstrably distinct from the Company, and neither the Company, nor its affiliates or its agents, can unilaterally dissolve the QSPE. The permitted activities of these QSPEs are contractually limited to purchasing assets, issuing notes to fund such purchases and related administrative services. Pursuant to the terms of the Company's insurance policies, insurance premiums are paid to the Company by the QSPEs and are earned in a manner consistent with other insurance policies (i.e., over the risk period). Any losses incurred would be included in the Company's consolidated statements of operations.

Consolidated VIEs

        As of September 30, 2009, the Company consolidated four VIEs that have debt obligations insured by the Company. The Company determined that it is the primary beneficiary of the aforementioned VIEs based on its assessment of potential exposure to expected losses from insured obligations issued by or insured assets held by the VIEs. The Company is not primarily liable for the debt obligations issued by the VIEs and would only be required to make payments on these debt obligations in the event that the issuer of such debt obligations defaults on any principal or interest due. The Company's creditors do not have any rights with regard to the assets of the VIEs.

        The table below shows the carrying value of the consolidated VIE assets, liabilities and noncontrolling interest in the Company's consolidated financial statements, segregated by the types of assets held by VIEs that collateralize their respective debt obligations:

Consolidated VIEs

	September 30, 2009
	Total Assets	Total Debt	Total Noncontrolling Interest
	(in thousands)
Italian healthcare receivables	$218,393	$223,470	$(5,077)
Japanese consumer loans	229,429	228,995	434
Japanese credit card loans	281,243	281,071	172
Northern Irish gas pipeline tariffs	117,880	117,854	26

Total	$846,945	$851,390	$(4,445)

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

13.    OUTSTANDING EXPOSURE (Continued)

        The financial reports of the four consolidated VIEs are prepared by outside parties and are not available within the time constraints that the Company requires to ensure the financial accuracy of the operating results. As such, the financial results of the four VIEs are consolidated on a one quarter lag.

Non-Consolidated VIEs

        To date, the results of qualitative and quantitative analyses have indicated that the Company does not have a majority of the variability in any of these VIEs and, as a result, none of these VIEs are consolidated in the Company's consolidated financial statements. The Company's exposure provided through its financial guaranties with respect to debt obligations of non-consolidated SPEs is included within net par in force in this note.

14.    EMPLOYEE BENEFIT PLANS

Share-Based Compensation

        Share-based compensation expense in Third Quarter 2009 and Third Quarter 2008 was $0.7 million ($0.5 million after tax) and $1.8 million ($1.4 million after tax), respectively. Share-based compensation expense in Nine Months 2009 and Nine Months 2008 was $6.0 million ($4.8 million after tax) and $10.2 million ($8.3 million after tax), respectively. The effect on basic and diluted earnings per share for Third Quarter 2009 and Nine Months 2009 was $0.00 and $0.04, respectively. The effect on both basic and diluted earnings per share for Third Quarter 2008 and Nine Months 2008 was $0.02. Third Quarter 2009 and Nine Months 2009 expense included expenses of $(0.3) million $(0.2) million after tax) and $1.7 million ($1.5 million after tax), respectively, related to accelerated vesting for stock award grants to retirement-eligible employees. Third Quarter 2008 and Nine Months 2008 expense included expenses of $(0.2) million ($(0.2) million after tax) and $3.5 million ($3.1 million after tax), respectively, related to accelerated vesting for stock award grants to retirement-eligible employees.

Performance Retention Plan

        The Company recognized approximately $0.9 million ($0.6 million after tax) and $(0.3) million ($(0.3) million after tax) of expense for performance retention awards in Third Quarter 2009 and Third Quarter 2008, respectively. The Company recognized approximately $7.1 million ($5.7 million after tax) and $6.0 million ($4.9 million after tax) of expense for performance retention awards in Nine Months 2009 and Nine Months 2008, respectively. Included in Third Quarter 2009 and Nine Months 2009 amounts were $0 million and $4.3 million, respectively, of accelerated expense related to retirement-eligible employees. Included in Third Quarter 2008 and Nine Months 2008 amounts were $(0.7) million and $3.9 million, respectively, of accelerated expense related to retirement-eligible employees.

15.    EARNINGS PER SHARE

        Effective January 1, 2009, the Company adopted ASC 260-10, "Earnings Per Share" (FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities"). ASC 260-10 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities. Restricted stock awards granted prior to February 2008 are considered

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

15.    EARNINGS PER SHARE (Continued)

participating securities as they received non-forfeitable rights to dividends at the same rate as common stock. As participating securities, the Company is required to include these instruments in the calculation of basic earnings per share ("EPS"), and needs to calculate basic EPS using the two-class method described in ASC 260-10 (FAS No. 128, "Earnings per Share"). Prior to adoption of ASC 260-10, restricted stock was included in the Company's dilutive EPS calculation using the treasury stock method.

        The two-class method of computing EPS is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Basic EPS is then calculated by dividing net (loss) income available to common shareholders of Assured Guaranty and subsidiaries by the weighted-average number of common shares outstanding during the period. Diluted EPS adjusts basic (loss) earnings per share for the effects of restricted stock, stock options, equity units and other potentially dilutive financial instruments ("dilutive securities"), only in the periods in which such effect is dilutive. The dilutive effect of the dilutive securities is reflected in diluted EPS by application of the more dilutive of (1) the treasury stock method or (2) the two-class method assuming nonvested shares are not converted into common shares. ASC 260-10 requires the presentation of basic and diluted EPS for each class of common stock. The Company has a single class of common stock. Therefore, the following EPS amounts only pertain to common stock. Pursuant to ASC 260-10, all prior period EPS data were adjusted retrospectively. The impact of adopting the FSP increased both previously reported basic and diluted EPS by $0.01 for the Third Quarter 2008, and decreased previously reported basic and diluted EPS by $0.03 and $0.01, respectively, for the Nine Months 2008.

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

15.    EARNINGS PER SHARE (Continued)

        The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands of U.S. dollars, except per share amounts)
Basic earnings per share:
Net (loss) income of AGL and subsidiaries	$(35,030)	$(63,340)	$(119,545)	$312,667
Less: Distributed and undistributed income (loss) available to nonvested shareholders	(99)	(494)	(506)	2,971

Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries	$(34,931)	$(62,846)	$(119,039)	$309,696

Basic shares	156,335	90,930	113,641	86,977
Basic EPS	$(0.22)	$(0.69)	$(1.05)	$3.56
Diluted earnings per share:
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries	$(34,931)	$(62,846)	$(119,039)	$309,696
Plus: Re-allocation of undistributed income (loss) available to nonvested shareholders of AGL and subsidiaries	—	—	—	16

Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries	$(34,931)	$(62,846)	$(119,039)	$309,712

Basic shares	156,335	90,930	113,641	86,977
Effect of dilutive securities:
Options and restricted stock awards	—	—	—	508
Equity units	—	—	—	—

Diluted shares	156,535	90,930	113,641	87,485

Diluted EPS	$(0.22)	$(0.69)	$(1.05)	$3.54

        Potentially dilutive securities representing approximately 9.3 million and 5.4 million shares of common stock for the Third Quarter 2009 and 2008, respectively, and 9.2 million and 2.4 million shares of common stock for the Nine Months 2009 and 2008, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been antidilutive.

16.    INCOME TAXES

        The Company and its Bermuda Subsidiaries are not subject to any income, withholding or capital gains taxes under current Bermuda law. The Company has received an assurance from the Minister of Finance in Bermuda that, in the event of any taxes being imposed, the Company and its Bermuda Subsidiaries will be exempt from taxation in Bermuda until March 28, 2016.

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

16.    INCOME TAXES (Continued)

        The Company's U.S. subsidiaries are subject to income taxes imposed by U.S. authorities and file U.S. tax returns.

        In conjunction with the FSAH Acquisition on July 1, 2009, FSAH has joined the consolidated federal tax group of AGUS, AGC, and AG Financial Products Inc. ("AGFP"). For the periods beginning on July 1, 2009 and forward FSAH will file a consolidated federal income tax return with AGUS, AGC, and AGFP ("AGUS consolidated tax group"). In addition a new tax sharing agreement was entered into effective July 1, 2009 whereby each company in the AGUS consolidated tax group will pay or receive its proportionate share of taxable expense or benefit as if it filed on a separate return basis. AGOUS and its subsidiaries AGRO, AGMIC and AG Intermediary Inc., have historically filed a consolidated federal income tax return. AGRO, a Bermuda domiciled company, has elected under Section 953(d) of the Internal Revenue Code to be taxed as a U.S. domestic corporation. Each company, as a member of its respective consolidated tax return group, has paid its proportionate share of the consolidated federal tax burden for its group as if each company filed on a separate return basis with current period credit for net losses.

        The following table provides the Company's income tax (benefit) provision and effective tax rates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(dollars in thousands)
Current tax (benefit) provision	$67,116	$(13,092)	$68,817	$4,233
Deferred tax provision (benefit)	(54,901)	(23,106)	(153,310)	105,275

Provision (benefit) for income taxes	$12,215	$(36,198)	$(84,493)	$109,508

Effective tax rate benefit (expense)	(43.5)%	36.4%	40.4%	(25.9)%

        Reconciliation of the difference between the provision for income taxes and the expected tax provision at statutory rates in taxable jurisdictions was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Expected tax provision at statutory rates in taxable jurisdictions	$67,857	$(31,546)	$(18,415)	$122,417
Tax-exempt interest	(14,055)	(4,288)	(22,359)	(11,935)
Goodwill	(51,499)	—	(51,498)	—
Change in FIN 48 liability	5,488	2,306	5,488	2,306
Other	4,424	(2,670)	2,291	(3,280)

Total provision for income taxes	$12,215	$(36,198)	$(84,493)	$109,508

        The deferred tax asset of the Company increased in the Third Quarter 2009 due to the FSAH Acquisition. The acquired deferred tax asset of FSAH was $363.4 million as of July 1, 2009 and primarily included deferred tax assets related to temporary differences for loss reserves, unearned

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

16.    INCOME TAXES (Continued)

premium reserves and the mark to market of CDS contracts. In addition, there was a deferred tax asset recorded in conjunction with purchase accounting for FSAH under GAAP. This asset primarily included temporary differences related to purchase accounting for unearned premium reserves, loss reserves, and the mark-to-market of FSAH public debt.

        As of September 30, 2009 and December 31, 2008, AGRO had a standalone net operating loss ("NOL") of $49.4 million and $47.9 million, respectively, which is available to offset its future U.S. taxable income. The Company has $28.7 million of this NOL available through 2017 and $20.7 million available through 2023. AGRO's stand alone NOL is not permitted to offset the income of any other members of AGRO's consolidated group due to certain tax regulations. AGMIC is a member of the same consolidated tax group as AGRO.

        Under applicable accounting rules, the Company is required to establish a valuation allowance for NOLs that are more likely than not to expire before being utilized. Management has assessed the likelihood of realization of all of its deferred tax assets. Based on this analysis, management believes it is more likely than not that $20.0 million of AGRO's $49.4 million NOL will not be utilized before it expires and has established a $7.0 million valuation allowance related to the NOL deferred tax asset. Management believes that all other deferred income taxes are more-likely-than-not to be realized. The valuation allowance is subject to considerable judgment, is reviewed quarterly and will be adjusted to the extent actual taxable income differs from estimates of future taxable income that may be used to realize NOLs or capital losses.

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

        The tax treatment of CDS is an unsettled area of the law. The uncertainty relates to the Internal Revenue Service ("IRS") determination of the income or potential loss associated with CDS as either subject to capital gain (loss) or ordinary income (loss) treatment. In treating CDS as insurance contracts the Company treats both the receipt of premium and payment of losses as ordinary income and believes it is more likely than not that any CDS credit related losses will be treated as ordinary by the IRS. To the extent the IRS takes the view that the losses are capital losses in the future and the Company incurred actual losses associated with the CDS the Company would need sufficient taxable income of the same character within the carryback and carryforward period available under the tax law.

        As of September 30, 2009 and December 31, 2008 the deferred tax assets associated with CDS were $401.7 million and $116.5 million, respectively. The Company came to the conclusion that it is more likely than not that its deferred tax asset related to CDS will be fully realized after weighing all

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

16.    INCOME TAXES (Continued)

positive and negative evidence available as required under ASC 744-10. The evidence that was considered included the following:

Negative Evidence

  •
  Although the Company believes that income or losses for these CDSs are properly characterized for tax purposes as ordinary, the federal tax treatment is an unsettled area of tax law, as noted above.

  •
  Changes in the fair value of CDS have resulted in significant swings in the Company's net income in recent periods. Changes in the fair value of CDS in future periods could result in the U.S. consolidated tax group having a pre-tax loss under GAAP. Although not recognized for tax, this loss could result in a cumulative three year pre-tax loss, which is considered significant negative evidence for the recoverability of a deferred tax asset under ASC 744-10.

  •
  For the three year period ended September 30, 2009 the Company's U.S. consolidated tax group had a pre-tax loss under GAAP of $337.6 million.

Positive Evidence

  •
  The mark-to-market loss on CDS is not considered a tax event, and therefore no taxable loss has occurred.

  •
  After analysis of the current tax law on CDS the Company believes it is more likely than not that the CDS will be treated as ordinary income or loss for tax purposes.

  •
  Assuming a hypothetical loss were triggered for the amount of deferred tax asset, there would be enough taxable income through future income to offset it as follows:

  (a)
  The amortization of the tax-basis unearned premium reserve of $2,891.3 million as of September 30, 2009 as well as the collection of future installment premiums of contracts already written the Company believes will result in significant taxable income in the future.

  (b)
  Although the Company has a significant tax exempt portfolio, this can be converted to taxable securities as permitted as a tax planning strategy under ASC 744-10.

  (c)
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

        On November 6, 2009 the U.S. enacted new tax legislation that, among other things, extends the period over which companies may carry back net operating losses to recover previously paid income taxes. Under GAAP, the effects of changes in tax law are recorded in the period in which the law is enacted. The Company is currently reviewing the new legislation and will reflect the implications on its financial position and results of operations, if any, in its year-end financial statements.

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

17.    SEGMENT REPORTING

        The Company has four principal business segments:

  (1)
  financial guaranty direct, which includes transactions whereby the Company provides an unconditional and irrevocable guaranty that indemnifies the holder of a financial obligation against non-payment of principal and interest when due, and may take the form of a credit derivative. This segment includes the results of operations for FSAH as of the Acquisition Date forward, including business these entities have ceded to AG Re, which was included in the Company's financial guaranty reinsurance business prior to the Acquisition Date;

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

        Management uses underwriting gains and losses as the primary measure of each segment's financial performance. Underwriting gain is calculated as net earned premiums plus realized gains and other settlements on credit derivatives, less the sum of loss and loss adjustment expenses (recoveries) including incurred losses on credit derivatives, profit commission expense, amortization of deferred acquisition costs and other operating expenses that are directly related to the operations of the Company's insurance businesses. This measure excludes certain revenue and expense items, such as net investment income, realized investment gains and losses, unrealized losses on credit derivatives, fair value gain (loss) on committed capital securities, gain on acquisition of FSAH, FSAH acquisition-related expenses, interest expense, goodwill impairment and other expenses, which are not directly related to the underwriting performance of the Company's insurance operations but are included in net income.

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

17.    SEGMENT REPORTING (Continued)

        The following tables summarize the components of underwriting gain (loss) for each reporting segment:

Underwriting Gain (Loss) by Segment

	Three Months Ended September 30, 2009
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions)
Net earned premiums	$314.7	$14.6	$0.7	$—	$330.0
Realized gains on credit derivatives(1)	57.0	0.3	—	—	57.3
Other income	34.6	21.5	—	—	56.1
Loss and loss adjustment (expenses) recoveries	(97.2)	(35.9)	(0.2)	—	(133.3)
Incurred losses on credit derivatives(2)	(142.4)	0.2	—	—	(142.2)

Total loss and loss adjustment (expenses) recoveries and incurred losses on credit derivatives	(239.6)	(35.7)	(0.2)	—	(275.5)
Profit commission expense	—	—	(0.2)	—	(0.2)
Amortization of deferred acquisition costs	(3.0)	1.8	(0.1)	—	(1.3)
Other operating expenses	(59.1)	(6.3)	(0.8)	—	(66.2)

Underwriting gain (loss)	$104.6	$(3.8)	$(0.6)	$—	$100.2

	Three Months Ended September 30, 2008
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions)
Net earned premiums	$26.9	$57.4	$1.2	$—	$85.5
Realized gains on credit derivatives(1)	28.6	1.4	—	—	30.0
Loss and loss adjustment (expenses) recoveries	(65.9)	(15.5)	(1.0)	—	(82.5)
Incurred losses on credit derivatives(2)	(10.1)	—	—	—	(10.1)

Total loss and loss adjustment (expenses) recoveries and incurred losses on credit derivatives	(76.0)	(15.5)	(1.0)	—	(92.6)
Profit commission expense	—	1.5	(0.1)	—	1.4
Amortization of deferred acquisition costs	(4.0)	(15.1)	(0.1)	—	(19.3)
Other operating expenses	(15.4)	(5.6)	(0.5)	—	(21.6)

Underwriting gain (loss)	$(40.0)	$24.0	$(0.5)	$—	$(16.5)

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

17.    SEGMENT REPORTING (Continued)

	Nine Months Ended September 30, 2009
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions)
Net earned premiums	$446.6	$108.2	$2.3	$—	$557.1
Realized gains on credit derivatives(1)	113.4	1.4	—	—	114.8
Other income	34.6	21.5	—	—	56.1
Loss and loss adjustment (expenses) recoveries	(140.8)	(98.3)	(12.0)	—	(251.1)
Incurred losses on credit derivatives(2)	(178.9)	0.4	—	—	(178.5)

Total loss and loss adjustment (expenses) recoveries and incurred losses on credit derivatives	(319.7)	(97.9)	(12.0)	—	(429.6)
Profit commission expense	—	(1.9)	(0.6)	—	(2.5)
Amortization of deferred acquisition costs	(12.8)	(28.1)	(0.4)	—	(41.3)
Other operating expenses	(95.3)	(19.2)	(2.0)	—	(116.5)

Underwriting gain (loss)	$166.8	$(16.0)	$(12.7)	$—	$138.1

	Nine Months Ended September 30, 2008
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions)
Net earned premiums	$65.0	$114.8	$4.4	$—	$184.0
Realized gains on credit derivatives(1)	86.7	2.3	—	—	89.0
Loss and loss adjustment (expenses) recoveries	(130.0)	(46.0)	(1.1)	1.5	(175.8)
Incurred losses on credit derivatives(2)	(18.9)	—	—	0.4	(18.5)

Total loss and loss adjustment (expenses) recoveries and incurred losses on credit derivatives	(148.9)	(46.0)	(1.1)	1.9	(194.3)
Profit commission expense	—	(0.5)	(0.3)	—	(0.8)
Amortization of deferred acquisition costs	(10.1)	(32.5)	(0.3)	—	(43.0)
Other operating expenses	(51.9)	(16.0)	(1.9)	—	(69.9)

Underwriting gain (loss)	$(59.2)	$22.0	$0.8	$1.9	$(34.6)

(1)
Comprised of premiums and ceding commissions.

(2)
Includes received and receivable recoveries of $14.3 million, $0 million, $5.2 million and $0.4 million for the Three Months and Nine Months ended 2009 and 2008, respectively.

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

17.    SEGMENT REPORTING (Continued)

Reconciliation of Underwriting Gain (Loss)
to Income (Loss) before Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Total underwriting gain (loss)	$100.2	$(16.5)	$138.1	$(34.6)
Net investment income	84.7	43.4	171.6	120.2
Net realized investment gains (losses)	(6.1)	(20.0)	(28.1)	(18.0)
Unrealized gains (losses) on credit derivatives, excluding incurred losses on credit derivatives	(48.7)	(106.2)	(248.8)	351.5
Fair value (loss) gain on committed capital securities	(53.1)	6.9	(94.0)	24.3
Financial guaranty VIE net revenues and expenses	(5.3)	—	(5.3)	—
Other income	2.6	0.3	4.0	0.4
FSAH acquisition-related expense	(51.3)	—	(80.2)	—
Interest expense	(25.2)	(5.8)	(37.5)	(17.5)
Goodwill and settlements of pre-existing relationships	(23.3)	—	(23.3)	—
Other expenses	(2.6)	(1.5)	(5.8)	(4.0)

Income (loss) before provision for income taxes	$(28.1)	$(99.5)	$(209.3)	$422.2

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

17.    SEGMENT REPORTING (Continued)

Net Earned Premiums by Line of Business

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Financial guaranty direct:
Public finance	$99.7	$11.2	$200.9	$22.5
Structured finance	215.0	15.7	245.7	42.5

Total	314.7	26.9	446.6	65.0

Financial guaranty reinsurance:
Public finance	3.7	47.6	75.4	83.7
Structured finance	10.9	9.8	32.8	31.1

Total	14.6	57.4	108.2	114.8

Mortgage guaranty:
Mortgage guaranty	0.7	1.2	2.3	4.4

Total net earned premiums	$330.0	$85.5	$557.1	$184.0

Net credit derivative premiums received and receivable	$57.4	$30.5	$114.9	$89.8

Total net earned premiums and credit derivative premiums received and receivable	$387.4	$116.0	$672.0	$273.8

        The other segment had an underwriting gain of $1.9 million for Nine Months 2008, consisting of $0.4 million net credit derivative loss recoveries and $1.5 million recoveries. The other segment did not record an underwriting gain (loss) during Third Quarter 2008.

18.    EXPOSURE TO MONOLINES

        The tables below summarize the exposure to each financial guaranty monoline insurer by exposure category and the underlying ratings of the Company's insured risks.

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

18.    EXPOSURE TO MONOLINES (Continued)

Summary of Exposure to Monolines

	As of September 30, 2009
	Insured Portfolios
	Insured Par Outstanding(1)	Ceded Par Outstanding(2)	Investment Portfolio(3)
	(in millions)
Radian Asset Assurance Inc.	$92	$24,305	$2
RAM Reinsurance Co. Ltd.	—	14,723	—
Syncora Guarantee Inc.	3,103	4,290	26
Ambac Assurance Corporation	8,696	1,192	843
ACA Financial Guaranty Corporation	19	979	—
Financial Guaranty Insurance Company	4,216	282	83
MBIA Insurance Corporation	11,505	273	1,082
CIFG Assurance North America Inc.	299	75	23
Multiple owner	2,975	—	—

Total	$30,905	$46,119	$2,059

(1)
Represents transactions with second-to-pay Company's insurance that were previously insured by other monolines. Based on net par outstanding. Includes credit derivatives in the insured portfolio. See table below for underlying ratings by sector.

(2)
See Note 9.

(3)
Represents market value of investments insured by other monolines.

        The table below presents the insured par outstanding categorized by rating as of September 30, 2009:

Insured Par Outstanding

	Public Finance					Structured Finance
	AAA	AA	A	BBB	BIG	AAA	AA	A	BBB	BIG	Total
	(in millions)
Radian Asset Assurance Inc.	$—	$—	$14	$54	$21	$3	$—	$—	$—	$—	$92
RAM Reinsurance Co. Ltd.	—	—	—	—	—	—	—	—	—	—	—
Syncora Guarantee Inc.	—	—	631	789	—	508	246	354	149	426	3,103
Ambac Assurance Corporation	66	2,417	2,721	1,472	273	239	235	430	631	212	8,696
ACA Financial Guaranty Corporation	—	13	—	3	3	—	—	—	—	—	19
Financial Guaranty Insurance Company	—	284	1,645	843	—	1,177	—	142	33	92	4,216
CIFG Assurance North America Inc	—	39	75	140	45	—	—	—	—	—	299
MBIA Insurance Corporation	150	2,957	3,940	1,905	30	—	1,695	46	782	—	11,505
Multiple owner	2,975	—	—	—	—	—	—	—	—	—	2,975

Total	$3,191	$5,710	$9,026	$5,206	$372	$1,927	$2,176	$972	$1,595	$730	$30,905

        In evaluating transactions in which another monoline has provided financial guaranty insurance and the Company would be obligated to pay upon its financial guaranty policies on a second-to-pay

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

18.    EXPOSURE TO MONOLINES (Continued)

basis, the Company does not rely on such other monoline's ability or willingness to pay and instead evaluates the underlying transactions in accordance with its underwriting guidelines.

19.    RELATED PARTY TRANSACTIONS WITH DEXIA

        The primary related party transactions during 2009 between the Company and Dexia are as follows:

  •
  Dexia acts as intermediary in certain CDS transactions. The premiums earned and fair-value adjustments related to those contracts are recorded in the consolidated statements of operations.

  •
  The Company has notes issued to Dexia and records related interest expense in the consolidated statements of operations and accrued interest expense on the balance sheet.

  •
  The Company maintains certain lines of credit with Dexia affiliates. See Note 12.

  •
  The Company provides administrative services to the Financial Products Companies, FSAH's former financial products subsidiaries.

        The table below summarizes amounts included in the financial statement captions resulting from various types of transactions executed with related parties, as well as outstanding exposures with related parties:

Amounts Reported for Transactions with Dexia
in the Consolidated Balance Sheets

At September 30, 2009
(in thousands)
Dexia(1)
Unearned premium reserve	$37,058
Net credit derivatives	10,530
Note payable to related party	155,827
Exposure:
Gross par outstanding	22,980,346

Amounts Reported for Transactions with Dexia
in the Consolidated Statements of Operations

Three Months Ended September 30, 2009
(in thousands)
Dexia(1)
Gross premiums earned	$1,635
Net change in fair value of credit derivatives	5,638
Interest expense from note payable to related party	2,329

(1)
Represents business with Dexia and its affiliates.

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

20.    SUBSIDIARY INFORMATION

        The following tables present the unaudited condensed consolidated financial information for Assured Guaranty, AGUS, of which AGC and AGM are subsidiaries, and other subsidiaries of Assured Guaranty as of September 30, 2009 and December 31, 2008 and for the Third Quarter and Nine Months 2009 and 2008.

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2009
(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Assets
Total investments and cash	$73,403	$8,033,486	$2,094,585	$—	$10,201,474
Investment in subsidiaries	2,716,122	—	—	(2,716,122)	—
Deferred acquisition costs	—	12,657	347,798	(116,846)	243,609
Reinsurance recoverable	—	65,035	1,066	(60,244)	5,857
Goodwill	—	—	—	—	—
Credit derivative assets	—	458,408	59,265	(55,375)	462,298
Premiums receivable	—	1,169,141	497,410	(162,508)	1,504,043
Deferred tax asset	—	1,051,472	8,780	33,356	1,093,608
Other	19,536	3,543,294	112,647	(983,736)	2,691,741

Total assets	$2,809,061	$14,333,493	$3,121,551	$(4,061,475)	$16,202,630

Liabilities and shareholders' equity
Liabilities
Unearned premium reserves	$—	$8,119,107	$1,336,968	$(823,342)	$8,632,733
Reserves for losses and loss adjustment expenses	—	185,512	105,825	(72,598)	218,739
Profit commissions payable	—	915,237	—	—	915,237
Credit derivative liabilities	—	155,827	—	—	155,827
Long-term debt	—	1,831,199	324,641	(55,375)	2,100,465
Other	7,484	1,539,424	63,411	(227,822)	1,382,497

Total liabilities	7,484	12,746,306	1,830,845	(1,179,137)	13,405,498

Total shareholders' equity of Assured Guaranty Ltd.	2,801,577	1,591,632	1,290,706	(2,882,338)	2,801,577
Noncontrolling interest of variable interest entities	—	(4,445)	—	—	(4,445)

Total shareholders' equity	2,801,577	1,587,187	1,290,706	(2,882,338)	2,797,132

Total liabilities and shareholders' equity	$2,809,061	$14,333,493	$3,121,551	$(4,061,475)	$16,202,630

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

20.    SUBSIDIARY INFORMATION (Continued)

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

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

20.    SUBSIDIARY INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009
(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments(1)	Assured Guaranty Ltd. (Consolidated)
Revenues
Net earned premiums	$—	$293,892	$11,365	$24,713	$329,970
Net investment income	79	64,808	20,337	(482)	84,742
Net realized investment gains (losses)	—	1,098	(7,462)	267	(6,097)
Change in fair value of credit derivatives
Realized gain and other settlements on credit derivatives	—	66,980	4,711	—	71,691
Unrealized losses on credit derivatives	—	(148,813)	(56,523)	—	(205,336)

Net change in fair value of credit derivatives	—	(81,833)	(51,812)	—	(133,645)
Equity in earnings of subsidiaries	(29,480)	—	—	29,480	—
Other income(2)	—	(8,567)	30,751	(11,602)	10,582

Total revenues	(29,401)	269,398	3,179	42,376	285,552

Expenses
Loss and loss adjustment expenses (recoveries)	—	78,708	43,912	10,705	133,325
Amortization of deferred acquisition costs and other operating expenses	4,218	57,673	8,259	(2,386)	67,764
Other(3)	1,411	(60,113)	773	170,478	112,549

Total expenses	5,629	76,268	52,944	178,797	313,638

(Loss) income before (benefit) provision for income taxes	(35,030)	193,130	(49,765)	(136,421)	(28,086)
Total (benefit) provision for income taxes	—	11,164	1,019	32	12,215

Net (loss) income	(35,030)	181,966	(50,784)	(136,453)	(40,301)
Less: Noncontrolling interest of variable interest entities	—	(5,271)	—	—	(5,271)

Net (loss) income of Assured Guaranty Ltd.	$(35,030)	$187,237	$(50,784)	$(136,453)	$(35,030)

(1)
Due to the accounting for subsidiaries under common control, net income in the consolidating adjustment column does not equal parent company equity in earnings of subsidiaries, due to the recognition of income by AGUS for dividends received from AGL.

(2)
Includes fair value gain (loss) on committed capital securities, gain on acquisition of FSAH and other income.

(3)
Includes FSAH acquisition-related expenses, interest expense, goodwill impairment and other expenses.

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

20.    SUBSIDIARY INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008
(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments(1)	Assured Guaranty Ltd. (Consolidated)
Revenues
Net earned premiums	$—	$27,743	$57,773	$—	$85,516
Net investment income	17	19,996	23,430	(2)	43,441
Net realized investment gains (losses)	—	(6,693)	(13,338)	—	(20,031)
Change in fair value of credit derivatives
Realized gains and other settlements on credit derivatives	—	23,592	6,337	31	29,960
Unrealized gains on credit derivatives	—	(91,600)	(24,616)	(31)	(116,247)

Net change in fair value of credit derivatives	—	(68,008)	(18,279)	—	(86,287)
Equity in earnings of subsidiaries	(60,382)	—	—	60,382	—
Other income(2)	—	7,395	17	(241)	7,171

Total revenues	(60,365)	(19,567)	49,603	60,139	29,810

Expenses
Loss and loss adjustment expenses	—	45,262	37,280	—	82,542
Amortization of deferred acquisition costs and other operating expenses	2,975	19,710	16,776	—	39,461
Other	—	7,345	—	—	7,345

Total expenses	2,975	72,317	54,056	—	129,348

Income before provision for income taxes	(63,340)	(91,884)	(4,453)	60,139	(99,538)
Total provision for income taxes	—	(36,144)	(54)	—	(36,198)

Net income	$(63,340)	$(55,740)	$(4,399)	$60,139	$(63,340)

(1)
Due to the accounting for subsidiaries under common control, net income in the consolidating adjustment column does not equal parent company equity in earnings of subsidiaries, due to the recognition of income by AGUS for dividends received from AGL and the residual effects of the AGM backbook transaction that occurred in 2005.

(2)
Includes fair value gain (loss) on committed capital securities and other income.

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

20. SUBSIDIARY INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments(1)	Assured Guaranty Ltd. (Consolidated)
Revenues
Net earned premiums	$—	$388,283	$144,054	$24,713	$557,050
Net investment income	81	103,858	68,266	(562)	171,643
Net realized investment gains (losses)	—	6,692	(35,054)	267	(28,095)
Change in fair value of credit derivatives
Realized gain and other settlements on credit derivatives	—	114,728	5,358	—	120,086
Unrealized losses on credit derivatives	—	(397,289)	(35,349)	—	(432,638)

Net change in fair value of credit derivatives	—	(282,561)	(29,991)	—	(312,552)
Equity in earnings of subsidiaries	(99,380)	—	—	99,380	—
Other income(2)	—	(47,606)	30,762	(12,084)	(28,928)

Total revenues	(99,299)	168,666	178,037	111,714	359,118

Expenses
Loss and loss adjustment expenses	—	146,517	93,887	10,705	251,109
Amortization of deferred acquisition costs and other operating expenses	14,898	91,663	56,175	(2,386)	160,350
Other(3)	5,348	(20,077)	1,219	170,478	156,968

Total expenses	20,246	218,103	151,281	178,797	568,427

(Loss) income before (benefit) provision for income taxes	(119,545)	(49,437)	26,756	(67,083)	(209,309)
Total (benefit) provision for income taxes	—	(83,358)	(1,167)	32	(84,493)

Net (loss) income	(119,545)	33,921	27,923	(67,115)	(124,816)
Less: Noncontrolling interest of variable interest entities	—	(5,271)	—	—	(5,271)

Net (loss) income of Assured Guaranty Ltd.	$(119,545)	$39,192	$27,923	$(67,115)	$(119,545)

(1)
Due to the accounting for subsidiaries under common control, net income in the consolidating adjustment column does not equal parent company equity in earnings of subsidiaries, due to the recognition of income by AGUS for dividends received from AGL and the residual effects of the AGM backbook transaction that occurred in 2005.

(2)
Includes fair value gain (loss) on committed capital securities, gain on acquisition of FSAH and other income.

(3)
Includes FSAH acquisition-related expenses, interest expense, goodwill impairment and other expenses.

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

20. SUBSIDIARY INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments(1)	Assured Guaranty Ltd. (Consolidated)
Revenues
Net earned premiums	$—	$62,798	$121,236	$—	$184,034
Net investment income	538	53,803	65,907	(1)	120,247
Net realized investment gains (losses)	—	(4,469)	(13,490)	8	(17,951)
Change in fair value of credit derivatives
Realized gains and other settlements on credit derivatives	—	71,155	18,184	31	89,370
Unrealized gains on credit derivatives	—	302,564	30,101	(31)	332,634

Net change in fair value of credit derivatives	—	373,719	48,285	—	422,004
Equity in earnings of subsidiaries	326,957	—	—	(326,957)	—
Other income(2)	—	25,462	17	(723)	24,756

Total revenues	327,495	511,313	221,955	(327,673)	733,090

Expenses
Loss and loss adjustment expenses	—	92,282	83,523	—	175,805
Amortization of deferred acquisition costs and other operating expenses	14,828	56,048	42,798	—	113,674
Other	—	21,436	—	—	21,436

Total expenses	14,828	169,766	126,321	—	310,915

Income before provision for income taxes	312,667	341,547	95,634	(327,673)	422,175
Total provision for income taxes	—	107,979	1,526	3	109,508

Net income	$312,667	$233,568	$94,108	$(327,676)	$312,667

(1)
Due to the accounting for subsidiaries under common control, net income in the consolidating adjustment column does not equal parent company equity in earnings of subsidiaries, due to the recognition of income by AGUS for dividends received from AGL and the residual effects of the AGM backbook transaction that occurred in 2005.

(2)
Includes fair value gain (loss) on committed capital securities and other income.

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

20.    SUBSIDIARY INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Dividends received	$30,276	$482	$—	$(30,758)	$—
Other operating activities	(7,111)	227,996	72,694	—	293,579

Net cash flows provided by (used in) operating activities	23,165	228,478	258,690	(30,758)	290,479

Cash flows from investing activities
Fixed maturity securities:
Purchases	—	(684,863)	(616,821)	—	(1,301,684)
Sales	—	823,210	435,162	—	1,258,372
Maturities	—	67,138	13,635	—	80,773
Purchases of short-term investments, net	(73,215)	(283,931)	136,321	—	(220,825)
Capital contribution to subsidiary	(378,672)	—	—	378,672	—
Acquisition of FSAH	—	(458,998)	—	—	(458,998)
Other	—	8,017	—	—	8,017

Net cash flows used in investing activities	(451,887)	(529,427)	(31,703)	378,672	(634,345)

Cash flows from financing activities
Net proceeds from issuance of common stock and equity units	448,987	167,325	—	—	616,312
Capital contribution from parent	—	378,672	—	(378,672)	—
Share repurchases	(3,676)	—	—	—	(3,676)
Dividends paid	(15,749)	—	(30,276)	30,758	(15,267)
Proceeds from ESPP	205	—	—	—	205
Repurchases of common stock	—	—	—	—	—
Share activity under option and incentive plans	(1,045)	—	—	—	(1,045)
Payment of note payable	—	(8,331)	—	—	(8,331)

Net cash flows provided by (used in) financing activities	428,722	537,666	(30,276)	(347,914)	588,198
Effect of exchange rate changes	—	574	173	—	747

(Decrease) increase in cash	—	237,291	10,888	—	248,179
Cash at beginning of period	—	10,226	2,079	—	12,305

Cash at end of period	$—	$247,517	$12,967	$—	$260,484

ASSURED GUARANTY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

SEPTEMBER 30, 2009

20.    SUBSIDIARY INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(in thousands of U. S. dollars)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Dividends received	$16,000	$723	$—	$(16,723)	$—
Other operating activities	1,343	239,637	128,941	—	369,921

Net cash flows provided by (used in) operating activities	17,343	240,360	128,941	(16,723)	369,921

Cash flows from investing activities
Fixed maturity securities:
Purchases	—	(460,718)	(736,199)	—	(1,196,917)
Sales	—	176,748	225,106	—	401,854
Maturities	—	—	6,350	—	6,350
(Purchases) sales of short-term investments, net	(35)	(55,829)	241,554	—	185,690
Capital contribution to subsidiary	(250,000)	—	—	250,000	—

Net cash flows used in investing activities	(250,035)	(339,799)	(263,189)	250,000	(603,023)

Cash flows from financing activities
Net proceeds from issuance of common stock	248,971	—	—	—	248,971
Capital contribution from parent	—	100,000	150,000	(250,000)	—
Dividends paid	(12,615)	—	(16,000)	16,723	(11,892)
Share activity under option and incentive plans	(3,664)	—	—	—	(3,664)
Tax benefit from stock options exercised	—	16	—	—	16

Net cash flows provided by (used in) financing activities	232,692	100,016	134,000	(233,277)	233,431
Effect of exchange rate changes	—	(302)	(211)	—	(513)

Increase (decrease) in cash	—	275	(459)	—	(184)
Cash at beginning of period	—	5,688	2,360	—	8,048

Cash at end of period	$—	$5,963	$1,901	$—	$7,864

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        This Form 10-Q contains information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give the expectations or forecasts of future events of Assured Guaranty Ltd. ("AGL" and, together with its subsidiaries, "Assured Guaranty" or the "Company"). These statements can be identified by the fact that they do not relate strictly to historical or current facts and relate to future operating or financial performance.

        Any or all of Assured Guaranty's forward-looking statements herein may turn out to be wrong and are based on current expectations and the current economic environment. Assured Guaranty's actual results may vary materially. Among factors that could cause actual results to differ materially are:

  •
  rating agency action, including a ratings downgrade at any time of AGL or any of its subsidiaries and/or of transactions that AGL or its subsidiaries have insured, both of which have occurred in the past;

  •
  developments in the world's financial and capital markets that adversely affect issuers' payment rates, the Company's loss experience, its ability to cede exposure to reinsurers, its access to capital, its unrealized (losses) gains on derivative financial instruments or its investment returns;

  •
  changes in the credit markets, segments thereof or general economic conditions;

  •
  more severe or frequent losses affecting the adequacy of the Company's loss reserve;

  •
  the impact of market volatility on the mark-to-market of its contracts written in credit default swap form;

  •
  reduction in the amount of reinsurance facultative cessions or portfolio opportunities available to the Company;

  •
  decreased demand or increased competition;

  •
  changes in applicable accounting policies or practices;

  •
  changes in applicable laws or regulation, including insurance and tax laws;

  •
  other governmental actions;

  •
  difficulties with the execution of the Company's business strategy;

  •
  contract cancellations;

  •
  the Company's dependence on customers;

  •
  loss of key personnel;

  •
  adverse technological developments;

  •
  the effects of mergers, acquisitions and divestitures;

  •
  natural or man-made catastrophes;

  •
  other risks and uncertainties that have not been identified at this time;

  •
  management's response to these factors; and

  •
  other risk factors identified in the Company's filings with the U.S. Securities and Exchange Commission (the "SEC").

        The Company is not obligated to publicly correct or update any forward-looking statement if it later becomes aware that it is not likely to be achieved, except as required by law. Investors are advised, however, to consult any further disclosures the Company makes on related subjects in the Company's periodic reports filed with the SEC.

Website Information

        The Company routinely posts important information for investors on its website (www.assuredguaranty.com), under the "Investor Information" tab. The Company uses this website as a means of disclosing material, non-public information and for complying with its disclosure obligations under SEC Regulation FD (Fair Disclosure). Accordingly, investors should monitor the Investor Information portion of the Company's website, in addition to following the Company's press releases, SEC filings, public conference calls, presentations and webcasts. The information contained on, or that may be accessed through, the Company's website is not incorporated by reference into, and is not a part of, this report.

Executive Summary

Background

        AGL is a Bermuda based holding company which provides, through its operating subsidiaries, credit enhancement products to the public finance, structured finance and mortgage markets. The Company applies its credit expertise, risk management skills and capital markets experience to develop insurance, reinsurance and credit derivative products that meet the credit enhancement needs of its customers. The Company markets products directly and through financial institutions. The Company serves various international markets, primarily the U.S. and Europe. The Company's insurance subsidiaries are rated AA or better by Standard & Poor's Ratings Services ("S&P"), A1 or better by Moody's Investors Service, Inc. ("Moody's") and AA- or better by Fitch Ratings Inc. ("Fitch"). See "—Financial Strength Ratings," below.

        On July 1, 2009 the Company acquired Financial Security Assurance Holdings Ltd. (together with its subsidiaries, "FSAH") and most of its subsidiaries from Dexia Holdings, Inc. ("Dexia Holdings"), a Delaware corporation (the "FSAH Acquisition"). FSAH is the parent of financial guaranty insurance company Assured Guaranty Municipal Corp., formerly known as Financial Security Assurance Inc., a New York insurance company ("AGM"). Financial Security Assurance Inc. was renamed Assured Guaranty Municipal Corp. effective November 9, 2009. The purchase price paid by the Company was $546 million in cash and 22.3 million common shares of AGL, for a total purchase price of $822 million. The acquisition excluded the FSAH subsidiaries that were involved in FSAH's financial products business (the "Financial Products Companies"), which were transferred to Dexia S.A. ("Dexia"), a Belgian corporation, prior to the FSAH Acquisition. FSAH's former financial products segment, which was comprised of its guaranteed investment contract ("GIC") business, its medium term notes ("MTNs") business and the equity payment undertaking agreement in the leveraged lease business, was retained by Dexia Holdings. See "—Liquidity and Capital Resources—Liquidity Arrangements with respect to FSAH's former Financial Products Business." The Company's financial statements for the periods ended September 30, 2009 include the effects of the FSAH Acquisition, including three months of operating results attributable to FSAH entities. See "—Acquisition of FSAH."

        The FSAH Acquisition advances the Company as the market leader for financial guaranty insurance. The Company now writes direct business from two distinct platforms: AGM, in respect of public finance transactions exclusively, and Assured Guaranty Corp. ("AGC"), in respect of both public finance and structured finance transactions. The business integration of FSAH has been substantially completed. Integration of systems and infrastructure is underway with completion expected in 2010.

Ultimately operating through a shared infrastructure and risk management framework to achieve operating efficiencies, the dual platforms will:

  •
  offer a financial guaranty insurer to the public finance market that specializes in public finance business only;

  •
  offer a financial guaranty insurer that continues to write structured finance business; and

  •
  diversify risk while balancing exposures more efficiently across the two companies and the Company's reinsurance subsidiary, Assured Guaranty Re Ltd. ("AG Re").

Financial Highlights

        The Company derives revenue principally from premiums from the insurance and reinsurance businesses, net investment income, unrealized gains and losses and realized gains and other settlements on credit derivatives, and net realized gains and losses from the investment portfolio. The Company's premiums and realized gains and other settlement on credit derivatives are a function of the amount and type of contracts it writes as well as prevailing market prices. The Company receives payments on an upfront basis when the policy is issued or the contract is executed and/or on an installment basis over the life of the applicable transaction.

        Investment income is a function of the yield that the Company earns on invested assets. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of invested assets. In addition, the Company could realize capital losses on securities in its investment portfolio from other than temporary declines in market value as a result of changing market conditions, including changes in market interest rates, and changes in the credit quality of its invested assets.

        Realized gains and other settlements on credit derivatives include credit derivative premiums received and receivable for credit protection the Company has sold and premiums paid and payable for credit protection purchased under its credit default swaps ("CDS"), any contractual claim losses paid and payable related to insured credit events under these contracts, realized gains or losses related to their early termination and ceding commissions (expense) income. The Company generally holds credit derivative contracts to maturity. However, in certain circumstances, such as for risk management purposes, the Company may decide to terminate a derivative contract prior to maturity by negotiated settlement with the counterparty.

        Unrealized gains (losses) on credit derivatives represent the adjustments for changes in fair value that are recorded in each reporting period under the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 815-10, "Derivatives and Hedging" (Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities"). Changes in unrealized gains and losses on credit derivatives are reflected in the consolidated statements of operations in "unrealized gains (losses) on credit derivatives." Cumulative unrealized gains (losses), determined on a contract by contract basis, are reflected as either net assets or net liabilities in the Company's balance sheets. Unrealized gains and losses resulting from changes in the fair value of credit derivatives occur because of changes in interest rates, credit spreads, the credit ratings of the referenced entities, the Company's credit rating and other market factors. The unrealized gains (losses) on credit derivatives will reduce to zero as the exposure approaches its maturity date, unless there is a payment default on the exposure or early termination. Changes in the fair value of the Company's credit derivatives that do not reflect actual claims or credit losses have no impact on the Company's claims paying resources, rating agency capital or regulatory capital positions.

        The Company's expenses consist primarily of losses and loss adjustment expenses ("LAE"), amortization of deferred acquisition costs, operating expenses, FSAH acquisition-related expenses, interest expense and income taxes.

  •
  Losses and LAE are a function of the amount and types of business the Company writes. Losses and LAE are based upon estimates of the ultimate aggregate losses inherent in the portfolio. Losses and LAE in the Company's financial guaranty direct and reinsurance segments are included in the Company's statement of operations when they exceed unearned premium reserve on a policy by policy basis, as mandated by ASC 944-20, "Financial Services—Insurance" (FAS No. 163, "Accounting for Financial Guaranty Insurance Contracts"). Losses and LAE in the Company's mortgage and other segments are recorded irrespective of the applicable unearned premium reserve amount. The insurance risks the Company assumes have a low expected frequency of loss and are investment grade at the time of assumption.

  •
  Amortization of deferred acquisition costs are related to the production of new business. Certain acquisition costs that vary with and are directly attributable to the production of new business are deferred and recognized over the period in which the related premiums are earned.

  •
  Operating expenses consist primarily of salaries and other employee related costs, including share based compensation, various outside service providers, rent and related costs and other expenses related to maintaining a holding company structure. These costs do not vary with the amount of premiums written.

  •
  FSAH Acquisition-related expenses consist of non-recurring employee related costs, consulting fees and lease termination amounts that the Company is incurring as part of the FSAH Acquisition.

  •
  Interest expense is a function of outstanding debt and the contractual interest rate related to that debt as well as the amortization of discount on debt acquired in the FSAH Acquisition.

  •
  Income taxes are a function of profitability and the applicable tax rate in the various jurisdictions in which the Company does business.

        The net loss attributable to Assured Guaranty ("Assured's net loss") was $35.0 million for the quarter ended September 30, 2009 ("Third Quarter 2009") and $119.5 million for the nine months ended on that date ("Nine Months 2009"), compared with $63.3 million for the quarter ended September 30, 2008 ("Third Quarter 2008") and net income of $312.7 million for the nine months ended on that date ("Nine Months 2008"). On a per share basis, Assured Guaranty's net loss was $0.22 per share in the Third Quarter 2009 compared with $0.69 per share in the Third Quarter 2008.

Noteworthy Income (Losses) Items in Net Income (After-Tax)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
	Dollars in Millions	Per Diluted Share	Dollars in Millions	Per Diluted Share	Dollars in Millions	Per Diluted Share	Dollars in Millions	Per Diluted Share
FSAH Acquisition expense	$(34.1)	(0.22)	$—	—	$(54.4)	(0.48)	$—	—
Realized gains (losses) on investments	(6.0)	(0.04)	(17.1)	(0.19)	(30.2)	(0.27)	(15.9)	(0.18)
Non-credit impairment related unrealized gains (losses) on credit derivatives(1)	(41.4)	(0.26)	(76.7)	(0.84)	(165.9)	(1.46)	241.8	2.76
AGC CCS Securities(2)	(34.5)	(0.22)	4.5	0.05	(61.1)	(0.54)	15.8	0.18
Goodwill and other settlements of pre-existing relationship	(23.3)	(0.15)	—	—	(23.3)	(0.21)	—	—
Losses and loss adjustment expenses	(105.7)	(0.68)	(66.3)	(0.73)	(195.5)	(1.72)	(143.5)	(1.64)
Other income(3)	39.8	0.25	—	—	39.8	0.25	—	—

(1)
Represents the unrealized change in fair value of credit derivatives other than estimated economic loss. In the Third Quarter 2009, comprised of an unrealized loss of $50.0 million from FSAH and unrealized gains of $8.6 million from AGC and AG Re. For the Nine Months 2009, comprised of an unrealized loss of $50.0 million from FSAH and $115.9 million from AGC and AG Re.

(2)
In the Third Quarter 2009, comprised of a loss of $33.7 million from FSAH and $0.8 million from AGC. For the Nine Months 2009, comprised of a loss of $33.7 million from FSAH and $27.4 million from AGC.

(3)
Includes foreign exchange gains related to revaluation of premium receivable and settlement from previously consolidated financial guaranty VIE.

        Loss and loss adjustment expenses incurred in the Third Quarter 2009 were $133.3 million compared with $82.5 million in the Third Quarter 2008. Loss and loss adjustment expenses incurred for the Nine Months 2009 were $251.1 million compared with $175.8 million for the Nine Months 2008. The increase in losses incurred is primarily driven by adverse development on residential mortgage-backed securities ("RMBS") exposures in AGC and AG Re second lien sectors as well as increased losses in the municipal and insurance securitization sector. For the FSAH acquired financial guaranty book of business, as a result of generally accepted accounting principles in the United States ("GAAP") and the requirements of ASC 944-20, positive or adverse development on this business will not emerge in net income until expected losses exceed the deferred premium revenue of these policies as of July 1, 2009, the date of the FSAH Acquisition (the "Acquisition Date"). In the Third Quarter 2009, loss and loss adjustment expense from the FSAH insured portfolio were immaterial. As of the Acquisition Date, FSAH expected losses were a component of the unearned premium reserve or stand-ready obligation. See Note 5 to the consolidated financial statements in Item 1.

        As of the FSAH Acquisition Date, consolidated equity attributable to Assured Guaranty was approximately $3 billion. The FSAH Acquisition increased the size of the consolidated investment portfolio to $9.9 billion at September 30, 2009. The FSAH fixed maturity investment portfolio consists predominantly of U.S. municipal bonds (75%), and the ratings of its investments were 34% AAA, 42% AA, 20% A, 3% BBB and 1% of below investment grade ("BIG") as of September 30, 2009.

        The Company originated $9,097 million in gross par in the Third Quarter 2009 compared to $10,776 million in the Third Quarter 2008. In the Nine Month 2009, the Company originated

$41,934 million in gross par compared with $48,859 million in the Nine Month 2008. In 2009, new business was concentrated in the municipal sectors. See "—New Business Production."

        With the addition of FSAH's $7.2 billion in claims-paying resources, as of September 30, 2009, the Company had $12.6 billion of aggregate claims-paying resources, compared with $5.3 billion at the end of the second quarter of 2009. "Claims-paying resources" is a rating agency concept based on statutory, rather than GAAP, accounting principles.

Acquisition of FSAH

        On June 24, 2009, AGL completed the sale of 44,275,000 of its common shares (including 5,775,000 common shares allocable to the underwriters) at a price of $11.00 per share. On June 24, 2009, concurrently with the common share offering, AGL, along with Assured Guaranty US Holdings Inc. ("AGUS"), sold 3,450,000 equity units (including 450,000 equity units allocable to the underwriters) at an initial stated amount of $50 per unit. The equity units initially consist of a forward purchase contract and a 5% undivided beneficial ownership interest in $1,000 principal amount 8.50% senior notes due 2014 issued by AGUS ("8.50% Senior Notes"). For a description of the equity units, see "—Liquidity and Capital Resources—Commitments and Contingencies—Long Term Debt Obligations—8.50% Senior Notes." The net proceeds after underwriting expenses and offering costs for these two offerings totaled approximately $616.5 million.

        On July 1, 2009 the Company completed the FSAH Acquisition, acquiring 99.9264% of the common stock of FSAH from Dexia Holdings and the remaining shares from one of FSAH's executives, as described below.

        The total purchase price paid by the Company was $546 million in cash and 22.3 million of AGL's common shares. AGL issued approximately 21.8 million common shares to Dexia. Dexia Holdings agreed that the voting rights with respect to all AGL's common shares issued pursuant to the FSAH Acquisition will constitute less than 9.5% of the voting power of all issued and outstanding AGL's common shares. Dexia Holdings also agreed to a "standstill" arrangement until the date on which it and its affiliates beneficially own AGL's common shares in an amount less than 10% of the outstanding AGL common shares. Dexia Holdings transferred the common shares to Dexia, acting through its French branch, effective August 13, 2009. The FSAH Acquisition excluded FSAH's financial products business.

        The Company acquired 24,611 shares of FSAH common stock from Robert Cochran, the former Chairman and Chief Executive Officer of FSAH, for 305,017 AGL common shares. The Company also exchanged the deemed investment of Sean McCarthy, who became the President and Chief Operating Officer of AGUS following the closing of the FSAH Acquisition, in 22,306 share units of FSAH under a FSAH nonqualified deferred compensation plan for a deemed investment in 130,000 share units of AGL. The AGL share units will ultimately be distributed to Mr. McCarthy as a corresponding number of AGL common shares at the time he receives a distribution from such nonqualified deferred compensation plan.

        As described under "—WL Ross Investments," several investment funds, each with WL Ross Group. L.P. ("WL Ross") as the managing partner of its general partner or otherwise affiliated with WL Ross ("WLR Funds"), purchased 3,850,000 AGL common shares in the June 2009 public common share offering at $11.00 per common share, the public offering price in the public offering, pursuant to a back-up funding commitment for the FSAH Acquisition.

        The Company has agreed with Dexia Holdings to operate the business of AGM in accordance with the key parameters described below. These restrictions will limit the Company's operating and financial flexibility.

        Generally, for three years after the closing of the FSAH Acquisition:

  •
  Unless AGM is rated below A1 by Moody's and AA- by S&P, it will only write municipal bond and infrastructure bond insurance business. An exception applies in connection with the recapture of business ceded by AGM to a third party reinsurer under certain circumstances.

  •
  AGM will continue to be domiciled in New York and be treated as a monoline bond insurer for regulatory purposes.

  •
  AGM will not take any of the following actions unless it receives prior rating agency confirmation that such action would not cause any rating currently assigned to AGM to be downgraded immediately following such action:

  (a)
  merger;

  (b)
  issuance of debt or other borrowing exceeding $250 million;

  (c)
  issuance of equity or other capital instruments exceeding $250 million;

  (d)
  entry into new reinsurance arrangements involving more than 10% of the portfolio as measured by either unearned premium reserves or net par outstanding; or

  (e)
  any waiver, amendment or modification of any agreement relating to capital or liquidity support of AGM exceeding $250 million.

  •
  AGM will not repurchase, redeem or pay any dividends in relation to any class of equity interests, including without limitation, interest payments in relation to its surplus notes unless:

  (a)
  at such time AGM is rated at least AA- by S&P, AA- by Fitch and Aa3 by Moody's (if such rating agencies still rate financial guaranty insurers generally) and the aggregate amount of such dividends in any year does not exceed 125% of FSAH's debt service for that year; or

  (b)
  AGM receives prior rating agency confirmation that such action would not cause any rating currently assigned to AGM to be downgraded immediately following such action.

  •
  AGM will not enter into:

  (a)
  commutation or novation agreements with respect to its insured public finance portfolio involving a payment by AGM exceeding $250 million; or

  (b)
  any "cut-through" reinsurance, pledge of collateral security or similar arrangement involving a payment by AGM whereby the benefits of reinsurance purchased by AGM or of other assets of AGM would be available on a preferred or priority basis to a particular class or subset of policyholders of AGM relative to the position of Dexia as policyholder upon the default or insolvency of AGM (whether or not with the consent of any relevant insurance regulatory authority).

    This provision does not limit: (a) collateral arrangements between AGM and its subsidiaries in support of intercompany reinsurance obligations; or (b) statutory deposits or other collateral arrangements required by law in connection with the conduct of business in any jurisdiction; or (c) pledges of recoveries or other amounts to secure repayment of amounts borrowed under AGM's "soft capital" facilities or its $1 billion strip liquidity facility with Dexia Crédit Local ("DCL"). See "—Liquidity and Capital Resources—Liquidity Arrangements with Respect to the Leveraged Lease Business."

        Furthermore, until the date on which (a) a credit rating has been assigned by S&P, Moody's and Fitch to the GIC issuers (and/or the liabilities of the GIC issuers under the relevant GICs have been separately rated by S&P, Moody's and Fitch) which is independent of the financial strength rating of AGM and (b) the principal amount of GICs in relation to which a downgrade of AGM may result in a requirement to post collateral or terminate such GIC, notwithstanding the existence of a separate rating referred to in (a) of at least AA or higher is below $1.0 billion (the "AGM De-Linkage Date"):

  •
  AGM will restrict its liquidity exposure such that no GIC contracts or similar liabilities insured by AGM after the closing shall have terms that require acceleration, termination or prepayment based on a downgrade or withdrawal of any rating assigned to AGM's financial strength, a downgrade of the issuer or obligor under the agreement, or a downgrade of any third party; and

  •
  AGM will continue to be rated by each of Moody's, S&P and Fitch, if such rating agencies still rate financial guaranty insurers generally.

        Notwithstanding the above, all such restrictions will terminate on any date after the AGM De-Linkage Date that the aggregate principal amount or notional amount of exposure of Dexia and any of its affiliates (excluding the exposures relating to the financial products business) to any transactions insured by AGM or any of its affiliates prior to November 14, 2008 is less than $1 billion. Breach of any of these restrictions not remedied within 30 days of notice by Dexia Holdings entitles Dexia Holdings to payment of damages, injunctive relief or other remedies available under applicable law.

  Pro Forma Condensed Combined Financial Information

        The following unaudited pro forma information presents the combined results of operations of Assured Guaranty and the Acquired Companies for the Nine Months 2009 as if the FSAH Acquisition had been completed on January 1, 2009. The pro forma information is presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the FSAH Acquisition occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of operations. The pro forma results of operations shown below are not comparable due to new accounting requirements for financial guaranty contracts effective January 1, 2009.

 Pro Forma Unaudited Results of Operations

	Nine Months 2009			Nine Months 2008
	Assured Guaranty As Reported	Pro Forma Adjustments for Acquisition	Pro Forma Combined	Assured Guaranty As Reported	Pro Forma Adjustments for Acquisition	Pro Forma Combined
	(in thousands)
REVENUES
Net earned premiums	$557,050	$574,445	$1,131,495	$184,034	$436,738	$620,772
Net investment income	171,643	96,831	268,474	120,247	160,093	280,340
Net realized investment gains (losses):	(28,096)	(9,687)	(37,783)	(17,951)	(1,727)	(19,678)
Net change in fair value of credit derivatives
Realized gains and other settlements	120,086	59,963	180,049	89,370	98,764	188,134
Net unrealized gains (losses)	(432,637)	626,935	194,298	332,634	(467,904)	(135,270)

Net change in fair value of credit derivatives	(312,551)	686,898	374,347	422,004	(369,140)	52,864
Financial guaranty variable interest entities revenues	4,881	—	4,881	—	—	—
Fair value gain (loss) on committed capital securities	(93,961)	6,655	(87,306)	—	70,704	70,704
Income from assets acquired in financing transactions	1,619	3,833	5,452	—	8,385	8,385
Other income	58,533	59,045	117,578	24,756	6,406	31,162

TOTAL REVENUES	359,118	1,418,020	1,777,138	733,090	311,459	1,044,549

EXPENSES
Loss and loss adjustment expenses	251,109	44,272	295,381	175,805	1,482,367	1,658,172
Amortization of deferred acquisition costs	41,277	(10,339)	30,938	43,004	53,119	96,123
Other operating expenses	122,325	60,147	182,472	73,886	44,874	118,760
FSAH acquisition-related expenses	80,179	(80,179)	—	—	—	—
Interest expense	37,495	31,886	69,381	17,462	49,242	66,704
Goodwill and settlement of pre-existing relationship	23,341	62,076	85,417	—	—	—
Financial guaranty variable interest entities expenses	10,152	—	10,152	—	—	—
Profit commission expense	2,549	(1,289)	1,260	758	(90)	668
Other expenses
TOTAL EXPENSES	568,427	106,574	675,001	310,915	1,629,512	1,940,427

INCOME (LOSS) BEFORE INCOME TAXES	(209,309)	1,311,446	1,102,137	422,175	(1,318,053)	(895,878)
(Benefit) provision for income taxes	(84,493)	533,415	448,922	109,508	(517,275)	(407,767)

NET INCOME (LOSS)	(124,816)	778,031	653,215	312,667	(800,778)	(488,111)
Less: Noncontrolling interest of variable interest entities	(5,271)	—	(5,271)	—	—	—

NET INCOME (LOSS) ATTRIBUTABLE TO ASSURED GUARANTY LTD.	$(119,545)	$778,031	$658,486	$312,667	$(800,778)	$(488,111)

Net (loss) earnings per basic share			4.20			(3.59)

WL Ross Investments

        On April 8, 2008, the WLR Funds purchased 10,651,896 AGL common shares at a price of $23.47 per share, resulting in proceeds to the Company of $250.0 million. The Company contributed $150.0 million of these proceeds to AG Re. In addition, the Company contributed $100.0 million of these proceeds to AGUS, which in turn contributed the same amount to its subsidiary AGC. Wilbur L. Ross, Jr., managing member of the general partner of WL Ross, has been elected a director of AGL with a term expiring at AGL's 2012 annual general meeting of shareholders.

        In conjunction with the FSAH Acquisition, on November 13, 2008, the Company entered into an amendment (the "Amendment") to the investment agreement dated as of February 28, 2008 (the

"Investment Agreement") between AGL and the WLR Funds. The Amendment provided a back up funding commitment to finance the FSAH Acquisition. Pursuant to pre-emptive rights set forth in the Investment Agreement, WLR Funds purchased 3,850,000 common shares of the Company in the Company's June 2009 public common share offering at $11.00 per common share, the public offering price in the public offering. The WLR Funds own approximately 10.2% of the outstanding common stock of AGL as of the date of this filing. WLR Funds is an affiliate of Wilbur L. Ross, Jr., who is one of AGL's directors.

Business Environment and Market Trends

        The global financial crisis that began in the U.S. RMBS market in 2007 and created the worst recession the U.S. has experienced since 1980 has caused a material change in the financial guaranty industry with respect to financial strength, market opportunities and competition. The financial guaranty industry, along with many other financial institutions, has experienced material levels of credit and market losses on U.S. RMBS securities, particularly for those institutions that invested in or insured collateralized debt obligations ("CDOs") backed by asset-backed securities ("ABS") containing significant residential mortgage collateral ("CDOs of ABS"). These losses and the ensuing erosion of liquidity in global capital markets has resulted in a significantly different business environment and market opportunity for the Company starting in 2007 and continuing into 2009.

        In particular, since year-end 2007, every monoline guarantor rated triple-A when the crisis began has been downgraded by at least two of the three major credit rating agencies due to increased losses and the individual company's ability or inability to raise capital in order to maintain their ratings. Furthermore, most of the Company's competitors have ceased to write new business, including former market leaders MBIA Insurance Corporation ("MBIA"), Ambac Assurance Corporation ("Ambac") and Financial Guaranty Insurance Corp., as well as smaller companies such as Syncora Guarantee, RAM Re and Bluepoint Re.

        Unlike their former competitors, only AGC, AGM and AG Re have been able to retain sufficient ratings to remain active providers of financial guaranty insurance and reinsurance, largely because they substantially avoided insuring CDOs of ABS. However, even AGL and its subsidiaries have been downgraded by most of the credit rating agencies, principally due to the losses that have been incurred since 2007 on US RMBS exposures insured by the Company. See "—Financial Strength Ratings" for the current ratings of the Company's insurance subsidiaries.

        Although U.S. economic statistics show some indication that the recession may be over and that housing prices are stabilizing, the financial guaranty market continues to face significant economic uncertainty with respect to credit performance. Unemployment remains high and may take years to return to pre-recession levels, for example, which may adversely affect loss experience on RMBS as well as Assured Guaranty's willingness to consider underwriting new RMBS transactions. In addition, the sustained economic recession has also affected the credit performance of other markets, including corporate credits included in many of the pooled corporate obligations insured by the Company and, more specifically, of trust preferred securities that include subordinated capital and notes issued by banks, mortgage real estate investment trusts and insurance companies. Municipal credit quality has also experienced increased budgetary stress, as sales and real estate tax-related revenues have declined. The Company continues to monitor all of its insured exposures for credit deterioration and its loss and loss adjustment expense reserves are expected to change depending on observed performance, revised assumptions used in setting the reserves, economic conditions and other factors. Additionally, actions by state and federal regulatory agencies could result in changes that limit the Company's business opportunities.

        The current economic environment has also had a significant impact on the demand by investors for financial guaranty policies and it is uncertain when or if demand for financial guaranties will return to their pre-economic crisis level. In particular, there has been limited demand for more than the past year in the global structured finance and international infrastructure finance markets for financial guaranties. In the last two years there has been limited new structured finance issuance, particular in asset classes in which the Company was previously active. The Company expects that global structured finance issuance will increase as the economy recovers but near-term opportunities for financial guaranty currently are largely in secondary markets. In the international infrastructure project finance market, where financial guaranties had been an essential component of public debt issuance, long-term capital market financing has generally not been available since the onset of the credit crisis, resulting in long-term projects being financed with relatively short-term bank loans. The Company expects institutional investors will view infrastructure finance as an attractive asset class and that they value the Company's underwriting skills and surveillance function. The Company expects that its international infrastructure opportunities will increase as the global economic environment stabilizes and investor demand for long-term infrastructure project financings improves.

        Unlike the structured finance and international infrastructure markets, however, demand for the Company's financial guaranties has continued to be strong in the U.S. municipal market, in part due to the lack of financially strong competitors. The competitive environment for financial guaranty has changed substantially over the last two years, principally due to the downgrades of virtually all other competing financial guarantors and the relatively limited activity of new financial guaranty companies. Since the credit crisis, only one new triple-A financial guarantor, Berkshire Hathaway Assurance Corporation has been formed, but it has underwritten only a limited amount of financial guaranty contracts on new issue municipal bonds. Another potential start-up financial guarantor, Municipal and Infrastructure Assurance Corporation, was formed in October 2008 but has not yet obtained financial strength ratings and hence has not written any business. MBIA launched a new municipal finance-only company, National Public Finance Guarantee Corporation; however, it has yet to write any significant new business, possibly because of its comparatively low financial strength ratings. In addition, Ambac has terminated its effort to launch a municipal-only company. Other potential competitors, such as a federally chartered bond insurer or one funded by states and pension funds, remain in the discussion stage.

        Management believes that its U.S. municipal finance activity also demonstrates inherent, sustainable demand for high-quality bond insurance in the municipal market, given the structure of the municipal market and its reliance, directly and indirectly, on individual rather than institutional investors. Few individual or even institutional investors have the analytic resources to cover all the varied municipal credits in the market, which are estimated to number more than 30,000. By guaranteeing principal and interest, the Company effectively consolidates the tasks of credit selection, analysis, structuring, monitoring and, if necessary, remediation of credit. Management believes this allows retail investors to participate more widely, institutional investors to operate more efficiently and smaller, less well-known issuers to gain market access. Management believes these features of financial guaranty insurance are an important part of the Company's value proposition, in addition to the Company's ability to reduce interest costs by enhancing each issue's credit rating. As a result, on sale-date basis, AGC and AGM guaranteed a combined total of $29.5 billion of U.S. municipal bonds, out of the total of $30.1 billion of new municipal bonds sold with insurance during the first nine months of 2009, according to the SDC Thomson municipal database. However, despite the Company's significant level of activity in the U.S. municipal market, the downgrade of the ratings of the Company's insurance subsidiaries by two out of the three credit rating agencies has resulted in lessened demand for the Company's insurance in certain sectors.

        Despite the lack of active financial guarantor competitors, however, the Company faces competition for credit enhancement on municipal bonds from other types of competition. For instance, the use of letters of credit provided by banks for credit enhancement of municipal bonds has increased over the last two years. For the first nine months of 2009, $16.6 billion of municipal bonds relied on letters of credit for credit enhancement, according to the SDC Thomson municipal database. In addition, the federal government's Build America Bonds ("BABs") program has increased the amount of taxable municipal bonds sold in 2009 and effectively reduced the amount of bonds that the Company might be able to insure, as the taxable buyers of municipal bonds are generally less likely to purchase insured bonds than the traditional municipal bond investors. The BABs program is currently authorized through year-end 2010.

Financial Strength Ratings

        Major securities rating agencies generally award ratings to obligations insured by AGC or AGM on the basis of the financial strength ratings assigned to the applicable insurer. Investors are compelled to rely on rating agency ratings because they drive the trading value of securities and form the basis for many institutions' investment guidelines. Therefore, like other guarantors, the Company manages the business with the goal of achieving high financial strength ratings, preferably the highest that each agency will assign to any guarantor. However, the models used by rating agencies differ, presenting conflicting goals that make it inefficient or impractical to reach the highest rating level at all three agencies. The models are not fully transparent, contain subjective data (such as assumptions about future market demand for the Company's products) and change frequently.

        The Company's subsidiaries have been assigned the following insurance financial strength ratings as of November 16, 2009. These ratings are subject to continuous review:

Rating Agency Ratings and Outlooks

	S&P	Fitch	Moody's
Assured Guaranty Corp.	AAA/Negative Outlook	AA-/Negative Outlook	Aa3/Review for Downgrade
Assured Guaranty Re Ltd.	AA/Stable	AA-/Negative Outlook	A1/Review for Downgrade
Assured Guaranty Re Overseas Ltd.	AA/Stable	AA-/Negative Outlook	A1/Review for Downgrade
Assured Guaranty Mortgage Insurance Company	AA/Stable	AA-/Negative Outlook	A1/Review for Downgrade
Assured Guaranty (UK) Ltd.	AAA/Negative Outlook	AA-/Negative Outlook	Aa3/Review for Downgrade
Assured Guaranty Municipal Corp. (formerly Financial Security Assurance Inc.)	AAA/Negative Outlook	AA/Negative Outlook	Aa3/Negative Outlook
FSA Insurance Company	AAA/Negative Outlook	AA/Negative Outlook	Aa3/Negative Outlook
Financial Security Assurance International Ltd.	AAA/Negative Outlook	AA/Negative Outlook	Aa3/Negative Outlook
Financial Security Assurance (U.K.) Ltd	AAA/Negative Outlook	AA/Negative Outlook	Aa3/Negative Outlook

        AAA (Extremely Strong) rating is the highest ranking and AA (Very Strong) is the third highest ranking of the 22 ratings categories used by S&P. AA (Very Strong) is the third highest ranking and AA- is the fourth highest ranking of the 21 ratings categories used by Fitch. Aa3 (Excellent) is the fourth highest ranking and A1 (Good) is the fifth highest ranking of 21 ratings categories used by Moody's. An insurance financial strength rating is an opinion with respect to an insurer's ability to pay under its insurance policies and contracts in accordance with their terms. The opinion is not specific to any particular policy or contract. Insurance financial strength ratings do not refer to an insurer's ability to meet non-insurance obligations and are not a recommendation to purchase or discontinue any policy or contract issued by an insurer or to buy, hold, or sell any security issued by an insurer.

        The major rating agencies have developed and published rating guidelines for rating financial guaranty and mortgage guaranty insurers and reinsurers. The insurance financial strength ratings assigned by S&P, Moody's and Fitch are based upon factors relevant to policyholders and are not directed toward the protection of investors in AGL's common shares. The rating criteria used by the rating agencies in establishing these ratings include consideration of the sufficiency of capital resources to meet projected growth (as well as access to such additional capital as may be necessary to continue to meet applicable capital adequacy standards), a company's overall financial strength, and demonstrated management expertise in financial guaranty and traditional reinsurance, credit analysis, systems development, marketing, capital markets and investment operations. Obligations insured by AGC and AGM generally are rated Aa3, AAA and AA by Moody's, S&P and Fitch, respectively, by virtue of such insurance. These ratings reflect only the views of the respective rating agencies and are subject to revision or withdrawal at any time.

        The rating agencies grant credit to primary companies in their calculations of required capital and single risk limits for reinsurance ceded. The amount of credit is a function of the financial strength rating of the reinsurer.

        The ratings of Assured Guaranty Re Overseas Ltd. ("AGRO"), Assured Guaranty Mortgage Insurance Company ("AGMIC") and AG UK are dependent upon support in the form of keepwell agreements. AG Re provides a keepwell to its subsidiary, AGRO. AGRO provides a keepwell to its subsidiary, AGMIC. AGC provides a keepwell to its subsidiary, AG UK. Pursuant to the terms of these agreements, each of AG Re, AGRO and AGC agrees to provide funds to their respective subsidiaries sufficient for those subsidiaries to meet their obligations.

        On November 12, 2009, Moody's downgraded the insurance financial strength, debt and issuer ratings of AGL and certain of its subsidiaries. AGC and AGUK's insurance financial strength ratings were downgraded to Aa3 from Aa2 and AG Re, AGRO and AGMIC's insurance financial strength ratings were downgraded to A1 from Aa3. All of such ratings are on review for possible downgrade. Moody's stated that if the Company fully implemented certain capital strengthening initiatives, Moody's could conclude the rating review with a confirmation of the ratings of AGC and AGUK at the Aa3 level with a negative outlook. Moody's further stated, however, that absent such initiatives, Moody's expected to lower such rating into the single-A range. Moody's stated that a key focus of its capital adequacy analysis was the evaluation of Assured Guaranty's exposure to mortgage-related losses. At the same time, Moody's affirmed the Aa3 insurance financial strength ratings of AGM and its affiliated insurance operating companies; all of such ratings have been assigned a negative outlook. There can be no assurance that Moody's will not take further action on the ratings of AGM and its affiliated insurance operating companies, or as to the ultimate conclusion of Moody's rating review of AGC, AGUK, or AG Re and its subsidiaries.

        In response to Moody's rating action, the Company currently intends to implement a capital relief plan involving the cession of a portfolio of transactions to a third party reinsurer, intercompany capital support and approximately $300 million of additional capital. The Company may not be able to implement the capital strengthening initiatives fully or at all, and its ratings may be downgraded by one or more of the rating agencies as a result. Even if such capital strengthening initiatives were available, the cost of the capital relief may be high and therefore result in increased expense to the Company or dilution to AGL's shareholders.

        On October 12, 2009, Fitch downgraded the debt and insurer financial strength ratings of Assured Guaranty and its subsidiaries, as applicable, stating that its downgrade was based on its expectations of credit losses arising from the Company's residential mortgage securitization exposures, as well as other areas of concern in the insured portfolio of AGC and AG Re, particularly their exposure to trust preferred CDOs. Fitch downgraded the insurer financial strength ratings of AGC and Assured Guaranty (UK) Ltd. ("AGUK") to "AA-" from "AA" and the insurer financial strength ratings of AGM, FSA Insurance Company, Financial Security Assurance International Ltd. and Financial Security Assurance (U.K.) Ltd to "AA" from "AA+." It also downgraded the debt ratings of AGUS to "A-" from "A," the senior debt ratings of FSAH to "A-" from "A+" and its subordinated debt ratings to "BBB+" from "A." It affirmed the insurer financial strength ratings of AG Re, AGRO and AGMIC at "AA-." All of the above ratings have been assigned a negative outlook. There is no assurance that Fitch will not take further action regarding the Company's ratings.

        On July 1, 2009, S&P published a Research Update in which it affirmed its "AAA" counterparty credit and financial strength ratings on AGC and AGM. At the same time, S&P revised its outlook on AGC and AGUK to negative from stable and continued its negative outlook on AGM. S&P cited as a rationale for its actions the large single risk concentration exposure that the Company and AGM retain to Belgium and France prior to the posting of collateral by Dexia in October 2011, all in connection with the FSAH Acquisition. In addition, the outlook also reflected S&P's view that the change in the competitive dynamics of the industry—with the potential entrance of new competitors, alternative forms of credit enhancement and limited insurance penetration in the U.S. public finance market—could hurt the companies' business prospects. There can be no assurance that S&P will not take further action on the Company's ratings.

        If the ratings of any of the Company's insurance subsidiaries were reduced below current levels, the Company expects it would have an adverse effect on the relevant subsidiary's competitive position and its prospects for new business opportunities. A downgrade may also reduce the value of the reinsurance the Company offers, which may no longer be of sufficient economic value for the Company's customers to continue to cede to the Company's subsidiaries at economically viable rates. See "—Liquidity and Capital Resources—Sensitivity to Rating Agency Actions in Reinsurance Business and Insured CDS Portfolio."

New Business Production

        In U.S. public finance, the Company guaranteed $8.5 billion gross par of U.S. municipal bonds in the Third Quarter 2009 and $40.4 billion in the Nine Months 2009, compared with $7.7 billion in the Third Quarter 2008 and $32.1 billion in the Nine Months 2008. Direct insurance written constituted 100% and 66.7% of the Company's U.S. public finance business in the Third Quarter 2009 and Nine Months 2009, respectively, and was originated primarily in the general obligation, tax-backed and utility sectors, predominantly in the single-A underlying rating category. The Company's bond insurance adds value for single-A issuers, whose insured bonds traded in Third Quarter 2009 with average yields 15-25 basis points lower than those of comparable uninsured bonds.

        In 2009's and 2008's disrupted global structured finance markets, business was largely restricted to secondary-market opportunities, including guaranties of securities already insured by currently inactive guarantors where the Company can obtain control rights and substantively replace the original guarantor. The Company has tightened structured finance underwriting standards and lowered risk limits, reflecting its current view of that business and the new information about risk and performance that came to light during the economic crisis of 2008-2009.

        In international infrastructure during the first nine months of 2009, the Company provided secondary-market insurance for financings of airports and gas and electric distribution systems in Australia. Management is currently reviewing public-private partnership opportunities in Australia and Europe in the infrastructure, health care and transportation sectors and potential opportunities to replace inactive guarantors on transactions in the secondary market.

        In the financial guaranty reinsurance segment, the Company focused on portfolio acquisitions during the first nine months of 2009. In January 2009 the Company reinsured a diversified portfolio of public finance financial guaranty contracts originated by CIFG Assurance North America, Inc. ("CIFG") totaling approximately $13.3 billion of net par outstanding. The Company wrote no new non-affiliated quota reinsurance during the first nine months of 2009 and limited facultative reinsurance.

        Generally, premiums on public finance transactions are received upfront, although, on international infrastructure transactions premiums may be collected in installments or as a combination of upfront and installment premiums. Structured finance premiums are generally paid in installments, and the Company will accordingly continue to collect premiums (including premiums accounted for as credit derivative fees) and generate earnings from the existing book of asset-backed business until the end of each contract.

        The tables below present par amount for new business written in the period.

Consolidated Financial Guaranty Gross Par Written

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Public finance—U.S.	$8,497	$7,728	$40,384	$32,108
Public finance—non-U.S.	—	1,146	556	—
Structured finance—U.S.	600	1,926	994	10,716
Structured finance—non-U.S.	—	(24)	—	6,036

Total	$9,097	$10,776	$41,934	$48,859

Insured Portfolio Profile

        The following table presents the insured portfolio by asset class. It includes all financial guaranty contracts outstanding as of the dates presented, regardless of the form written (i.e. credit derivative form or traditional financial guaranty form).

	As of September 30, 2009		As of December 31, 2008
Sector	Net Par Outstanding	Avg. Rating(1)	Net Par Outstanding	Avg. Rating(1)
	(dollars in millions)
Public Finance:
U.S.:
General obligation	$178,434	A+	$27,047	A+
Tax backed	83,590	A+	25,862	A+
Municipal utilities	69,963	A	15,604	A
Transportation	35,942	A	12,647	A
Healthcare	22,099	A	11,678	A
Higher education	14,990	A+	5,331	A+
Housing	8,690	AA-	1,981	A+
Infrastructure finance	3,282	BBB	806	BBB-
Investor-owned utilities	1,849	BBB+	2,156	BBB+
Other public finance—U.S.	6,046	A	4,210	A+

Total public finance—U.S.	424,885	A+	107,322	A+
Non-U.S.:
Infrastructure finance	16,058	BBB	5,051	A-
Regulated utilities	13,915	BBB+	7,515	A-
Pooled infrastructure	4,389	AAA	4,255	AAA
Other public finance—non-U.S.	8,865	AA-	1,680	A

Total public finance—non-U.S.	43,227	A-	18,501	A

Total public finance	468,112	A+	125,823	A+
Structured Finance:
U.S.:
Pooled corporate obligations	75,566	AAA	$34,680	AAA
Residential mortgage-backed and home equity	30,157	BB+	18,393	A
Financial products	10,914	AA-	—	—
Consumer receivables	9,485	A	5,158	AA
Commercial mortgage-backed securities	7,455	AAA	5,876	AAA
Commercial receivables	2,941	BBB+	4,945	A
Structured credit	2,736	A-	3,274	A
Insurance securitizations	1,651	A+	1,593	AA-
Other structured finance—U.S.	1,278	A-	454	A-

Total structured finance—U.S.	142,183	AA-	74,373	AA
Non-U.S.:
Pooled corporate obligations	24,380	AAA	8,383	AAA
Residential mortgage-backed and home equity	5,318	AAA	8,249	AAA
Structured credit	2,232	BBB	437	A-
Commercial receivables	1,898	A-	1,713	A-
Insurance securitizations	995	CCC	954	CCC
Commercial mortgage-backed securities	772	AA	795	AA-
Other structured finance—non-U.S.	740	AAA	1,995	A

Total structured finance—non-U.S.	36,335	AA	22,526	AA

Total structured finance	178,518	AA-	96,899	AA

Total exposures	$646,630	A+	$222,722	AA-

(1)
The Company's internal rating. The Company's ratings scale is similar to that used by the nationally recognized rating agencies.

        The amounts above include the $401.5 billion AGM insured portfolio, of which $94.1 billion, or approximately 23%, represents structured finance exposure. AGM has not insured a mortgage-backed transaction since January 2008 and announced its complete withdrawal from the structured finance market in August 2008. The structured finance transactions that remain in AGM's insured portfolio are of double-A average underlying credit quality and are running off rapidly. Management expects AGM's structured finance portfolio to be reduced by 54% by year-end 2012 and 86% by year-end 2015. As a result, if AGM were to write no new public finance business, public finance exposures would be expected to grow as a percentage of the AGM insured portfolio from 77% at September 30, 2009, to 86% by year-end 2012 and 94% by year-end 2015.

        The following table sets forth the financial guaranty insurance policy and CDS contract in-force portfolio by underlying rating:

	As of September 30, 2009		As of December 31, 2008
Ratings(1)	Net Par Outstanding	% of Net Par Outstanding	Net Par Outstanding	% of Net Par Outstanding
	(dollars in billions)
Super senior	$45,795	7.1%	$32,352	14.5%
AAA	62,872	9.7	40,733	18.3
AA	198,760	30.7	47,685	21.4
A	231,500	35.8	65,991	29.6
BBB	83,675	12.9	29,361	13.2
Below investment grade	24,028	3.8	6,600	3.0

Total exposures	$646,630	100.0%	$222,722	100.0%

(1)
The Company's internal rating. The Company's ratings scale is similar to that used by the nationally recognized rating agencies. The super senior category, which is not generally used by rating agencies, is used by the Company in instances where the Company's triple-A rated exposure has additional credit enhancement due to either (1) the existence of another security rated triple-A that is subordinated to the Company's exposure or (2) the Company's exposure benefits from a different form of credit enhancement that would pay any claims first in the event that any of the exposures incurs a loss, and such credit enhancement, in management's opinion, causes the Company's attachment point to be materially above the triple-A attachment point.

        The change in ratings above is mainly related to the Company's U.S. RMBS exposures.

Significant Risk Management Activities

        The Risk Oversight and Audit Committees of the Board of Directors of AGL oversee the Company's risk management policies and procedures. Within the limits established by the board committees, specific risk policies and limits are set by the Portfolio Risk Management Committee, which includes members of senior management and senior Credit and Surveillance officers. As part of its risk management strategy, the Company may seek to obtain third party reinsurance or retrocessions and may also periodically enter into other arrangements to alleviate all or a portion of certain risks.

        Risk Management and Surveillance personnel are responsible for monitoring and reporting on all transactions in the insured portfolio, including exposures in both the financial guaranty direct and financial guaranty reinsurance segments. Their monitoring and reporting on transactions in the financial guaranty reinsurance segment is dependent on information provided by the ceding company and publically available information about the reinsured transactions. The primary objective of the surveillance process is to monitor trends and changes in transaction credit quality, detect any deterioration in credit quality, and recommend to management such remedial actions as may be necessary or appropriate. All transactions in the insured portfolio are assigned internal credit ratings, and surveillance personnel are responsible for recommending adjustments to those ratings to reflect changes in transaction credit quality. Surveillance personnel are also responsible for managing work-out and loss situations when necessary.

        The Company segregates its insured portfolio of investment grade and BIG risks into surveillance categories to facilitate the appropriate allocation of resources to monitoring and loss mitigation efforts and to aid in establishing the appropriate cycle for periodic review for each exposure. BIG credits include all credits internally rated lower than BBB-. The Company's internal credit ratings are based on the Company's internal assessment of the likelihood of default. The Company's internal credit ratings are expressed on a ratings scale similar to that used by the rating agencies and are generally reflective of an approach similar to that employed by the rating agencies.

        The Company monitors its investment grade credits to determine whether any new credits need to be internally downgraded to BIG. Quarterly procedures include qualitative and quantitative analysis on the Company's insured portfolio to identify potential new BIG credits. The Company refreshes its internal credit ratings on individual credit in cycles based on the Company's view of the credit's quality, loss potential, volatility and sector. Ratings on credits and in sectors identified as under the most stress or with the most potential volatility are reviewed every quarter. Credits identified through this process as BIG are subjected to further review by surveillance personnel to determine whether a loss is probable. For transactions where a loss is considered probable, surveillance personnel present analysis related to potential loss situations to a reserve committee. There is a reserve committee for AGC and AGM made up of the Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, General Counsel, Chief Accounting Officer, Chief Surveillance Officer and Chief Actuary which establishes reserves for those entities. There is also a reserve committee of AGL made up of the Chief Executive Officer, Chief Financial Officer, General Counsel and Chief Accounting Officer of that company, as well as the Chief Actuary of AGC and AGM, which establishes reserves for the Company. The reserve committees consider the information provided by surveillance personnel when setting reserves.

  Below Investment Grade Surveillance Categories

        Within the BIG category, the Company assigns each credit to one of three surveillance categories:

  •
  BIG Category 1: BIG transactions showing sufficient deterioration to make material losses possible, but for which no losses have been incurred. Non-investment grade transactions on which liquidity claims have been paid are in this category. Intense monitoring and intervention is employed, with internal credit ratings reviewed quarterly.

  •
  BIG Category 2: BIG transactions for which reserves have been established but for which no unreimbursed claims have yet been paid. Intense monitoring and intervention is employed, with internal credit ratings reviewed quarterly.

  •
  BIG Category 3: BIG transactions for which reserves have been established and on which unreimbursed claims have been paid. Transactions remain in this category when claims have been paid and only a recoverable remains. Intense monitoring and intervention is employed, with internal credit ratings reviewed quarterly.

 Net Par by Below Investment Grade Category

	As of September 30, 2009
Description	Net Par Outstanding	% of Net Par Outstanding	Number of Credits in Category
	(dollars in millions)
BIG:
Category 1	$12,364	51.5%	305
Category 2	7,504	31.2	199
Category 3	4,160	17.3	123

Total BIG	$24,028	100.0%	627

        Prior to 2009, the Company's surveillance department maintained a list of closely monitored credits ("CMC"). The CMC were divided into four categories:

  •
  Category 1 (low priority; fundamentally sound, greater than normal risk);

  •
  Category 2 (medium priority; weakening credit profile, may result in loss);

  •
  Category 3 (high priority; claim/default probable, case reserve established); and

  •
  Category 4 (claim paid, case reserve established for future payments).

        The CMC included all BIG exposures where there was a material amount of exposure (generally greater than $10.0 million) or a material risk of the Company incurring a loss greater than $0.5 million. The CMC also included investment grade risks where credit quality was deteriorating and where, in the view of the Company, there was significant potential that the risk quality would fall below investment grade. As of December 31, 2008, the CMC included approximately 99% of the Company's BIG exposure, and the remaining BIG exposure of $92.3 million was distributed across 89 different credits. Other than those excluded BIG credits, credits that were not included in the CMC list were categorized as fundamentally sound risks.

        The following table provides financial guaranty insurance policy and credit derivative contract net par outstanding by credit monitoring category as of December 31, 2008:

	As of December 31, 2008
Description:	Net Par Outstanding	% of Net Par Outstanding	# of Credits in Category	Case Reserves(2)
	(dollars in millions)
Fundamentally sound risk	$215,987	97.0%
Closely monitored:
Category 1	2,967	1.3	51	$—
Category 2	767	0.3	21	1
Category 3	2,889	1.3	54	111
Category 4	20	—	14	20

CMC total(1)	6,643	3.0	140	133

Other below investment grade risk	92	—	89	—

Total(1)	$222,722	100.0%		$133

(1)
Total does not add due to rounding.

(2)
Includes case reserves on credit derivatives of $12.7 million at December 31, 2008, which balances are included in credit derivative liabilities in the Company's consolidated balance sheets.

Results of Operations

        The Company's unaudited interim consolidated financial statements include amounts that, either by their nature or due to GAAP requirements, are determined using estimates and assumptions. The actual amounts realized could ultimately be materially different from the amounts currently provided for in the Company's unaudited interim consolidated financial statements. Management believes the items requiring the most inherently subjective and complex estimates to be reserves for losses and LAE, fair value of credit derivatives, fair value of committed capital securities, valuation of investments, other than temporary impairments of investments, premium revenue recognition, deferred acquisition costs, deferred income taxes and accounting for share based compensation. An understanding of the Company's accounting policies for these items is of critical importance to understanding its unaudited interim consolidated financial statements. The following discussion of the consolidated and segment results of operations includes information regarding the estimates and assumptions used for these items and should be read in conjunction with the notes to the Company's unaudited interim consolidated financial statements.

Segments

        The Company's financial results include four principal business segments: financial guaranty direct, financial guaranty reinsurance, mortgage guaranty and other. Management uses underwriting gains and losses as the primary measure of each segment's financial performance. Underwriting gain is calculated as net earned premiums plus realized gains and other settlements on credit derivatives, less the sum of loss and loss adjustment expenses (recoveries) including incurred losses on credit derivatives, profit commission expense, amortization of deferred acquisition costs and other operating expenses that are directly related to the operations of the Company's insurance businesses. This measure excludes certain revenue and expense items, such as net investment income, realized investment gains and losses, unrealized losses on credit derivatives, fair value gain (loss) on committed capital securities, gain on acquisition of FSAH, FSAH Acquisition-related expenses, interest expense, goodwill impairment and other expenses, which are not directly related to the underwriting performance of the Company's insurance operations but are included in net income.

  Financial Guaranty Direct Segment

        The financial guaranty direct segment consists of the Company's primary financial guaranty insurance business and credit derivative business. FSAH's results are included in the financial guaranty direct segment effective July 1, 2009. Financial guaranty insurance provides an unconditional and irrevocable guaranty that protects the holder of a financial obligation against non-payment of principal and interest when due. Upon an issuer's default, the Company is required under the financial guaranty insurance policy to pay the principal and interest when due in accordance with such policy. Financial guaranty insurance may be issued to the holders of the insured obligations at the time of issuance of those obligations, or may be issued in the secondary market to holders of public bonds and structured securities. As an alternative to traditional financial guaranty insurance, credit protection on a particular security or issuer can also be provided through a credit derivative, such as a CDS. A credit derivative is a financial instrument whose characteristics and value depend upon the characteristics and value of an underlying security. Under a CDS, the seller of protection makes a specified payment to the buyer of protection upon the occurrence of one or more specified credit events with respect to a reference obligation or a particular reference entity. Credit derivatives typically provide protection to a buyer rather than credit enhancement of an issue as in traditional financial guaranty insurance.

  Financial Guaranty Reinsurance Segment

        In its financial guaranty reinsurance business, the Company assumes all or a portion of risk undertaken by other insurance companies that provide financial guaranty protection. The financial guaranty reinsurance business consists of public finance and structured finance reinsurance lines. Premiums on public finance are typically written upfront and earned over the life of the policy, and premiums on structured finance are typically written on an installment basis and earned ratably over the installment period.

  Mortgage Guaranty Segment

        Mortgage guaranty insurance provides protection to mortgage lending institutions against the default by borrowers on mortgage loans that, at the time of the advance, had a loan to value ratio in excess of a specified ratio. The Company primarily functions as a reinsurer in this industry and assumes all or a portion of the risks undertaken by primary mortgage insurers. Reinsurance in the mortgage guaranty insurance industry is used to increase the insurance capacity of the ceding company, to assist the ceding company in meeting applicable regulatory and rating agency requirements, to augment the financial strength of the ceding company, and to manage the ceding company's risk profile.

  Other Segment

        The Company has participated in several lines of business that are reflected in its historical financial statements but that the Company exited in connection with its 2004 initial public offering ("IPO"). The results from these lines of business make up the Company's "other" segment.

Non-GAAP Measures

        Expense ratio is calculated by dividing the sum of ceding commissions expense (income), profit commission expense, amortization of deferred acquisition costs and operating expenses by net earned premiums plus net credit derivative premiums received and receivable, which is included in realized gains and other settlements on credit derivatives. Combined ratio, which is a non-GAAP financial measure, is the sum of the loss and loss adjustment expense ratio and the expense ratio.

Summary Consolidated Results

        The following table presents summary consolidated results of operations data for the Third Quarter and Nine Months 2009 and 2008.

Consolidated Results of Operations(1)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009(2)(3)	2008	2009(2)(3)	2008
	(in millions)
Revenues:
Net earned premiums	$330.0	$85.5	$557.1	$184.0
Net investment income	84.7	43.4	171.6	120.2
Net realized investment gains (losses)	(6.1)	(20.0)	(28.1)	(18.0)
Change in fair value of credit derivatives
Realized gains and other settlements	71.7	30.0	120.1	89.4
Net unrealized (losses) gains	(205.3)	(116.2)	(432.6)	332.6

Net change in fair value of credit derivatives	(133.6)	(86.3)	(312.5)	422.0
Fair value gain (loss) on committed capital securities	(53.1)	6.9	(94.0)	24.3
Financial guaranty variable interest entity revenues	4.9	—	4.9	—
Other income	58.7	0.3	60.1	0.4

Total revenues	285.5	29.8	359.1	733.1

Expenses:
Loss and loss adjustment expenses	133.3	82.5	251.1	175.8
Profit commission expense	0.2	(1.4)	2.5	0.8
Amortization of deferred acquisition costs	1.3	19.3	41.3	43.0
Other operating expenses	66.2	21.6	116.5	69.9
FSAH acquisition-related expenses	51.3	—	80.2	—
Interest expense	25.2	5.8	37.5	17.5
Goodwill and settlement of pre-existing relationships	23.3	—	23.3	—
Financial guaranty variable interest entity expenses	10.2	—	10.2	—
Other expenses	2.6	1.5	5.8	4.0

Total expenses	313.6	129.3	568.4	310.9

Income (loss) before (benefit) provision for income taxes	(28.1)	(99.5)	(209.3)	422.2
(Benefit) provision for income taxes	12.2	(36.2)	(84.5)	109.5

Net income (loss)	(40.3)	(63.3)	(124.8)	312.7
Less: Noncontrolling interest for consolidated variable interest entities	(5.3)	—	(5.3)	—

Net income (loss) attributable to Assured Guaranty Ltd.	$(35.0)	$(63.3)	$(119.5)	$312.7

Underwriting (loss) gain by segment:
Financial guaranty direct	$104.6	$(40.0)	$166.8	$(59.2)
Financial guaranty reinsurance	(3.8)	24.0	(16.0)	22.0
Mortgage guaranty	(0.6)	(0.5)	(12.7)	0.8
Other	—	—	—	1.9

Total	$100.2	$(16.5)	$138.1	$(34.6)

(1)
Some amounts may not add due to rounding.
(2)
Effective January 1, 2009, the Company adopted ASC 944-20.
(3)
Effective July 1, 2009, the Company acquired FSAH.

        Assured Guaranty's net loss was $35.0 million for the Third Quarter 2009, compared to a $63.3 million loss for the Third Quarter 2008. The decrease in net loss was primarily a result of the contribution of FSAH results in Third Quarter 2009. Premiums earned more than tripled, realized gains on credit derivatives more than doubled and net investment income almost doubled during the period.

        Under acquisition method accounting, the FSAH portfolio was recorded at fair value, which includes a component of expected loss. The fair value is amortized into premium earnings over the terms of the FSAH portfolio in accordance with ASC 944-20. As the expected loss begins to exceed the deferred premium revenue balance, which will happen naturally as the deferred premium revenue is reduced by amortizing it through deferred premium revenue, FSAH losses will emerge in the consolidated statements of operations. On July 1, 2009, the date of the FSAH Acquisition, the Company recorded net unearned premium reserve in respect of FSAH of $5,754 million. See Note 5 to the consolidated financial statements in Item 1. As a result of the magnitude of the fair value adjustment included in unearned premium reserve, premiums earned increased most drastically compared to the Third Quarter 2008.

        While unrealized losses on credit derivatives increased for the Third Quarter 2009, realized gains and other settlement on credit derivatives more than doubled, reflecting the addition of earnings on FSAH's $58.5 billion of net par outstanding as of September 30, 2009, which will continue to generate realized gains on CDS, albeit a declining stream, for another seven years. Unrealized losses in credit derivative portfolio were primarily attributable to credit spread tightening in Third Quarter 2009 from 1,544 bps to 825 bps for AGC and from 1,047 bps to 660 bps for AGM. In addition, AGM's committed preferred trust securities (the "AGM CPS Securities") had a $51.8 million unrealized loss in Third Quarter 2009 due to tightening of credit spreads. With considerable market volatility, these amounts are expected to fluctuate significantly in future periods.

        Net investment income increased significantly due to the addition of FSAH's $5.8 billion in invested assets as of July 1, 2009. Pre-tax book yields on the combined investment portfolio were 3.6% at September 30, 2009 compared to 4.6% at December 31, 2008. Other income also increased, due primarily to a non recurring settlement and distribution of excess cash flows from FSAH's previously consolidated financial guaranty VIE, and foreign exchange revaluation of premium receivables.

        Offsetting these increases were increased loss and loss adjustment expenses, increased FSAH acquisition related expenses, negative fair value adjustments related to the AGM CPS Securities, operating expenses and net goodwill and other settlements of pre-existing relationships between FSAH and AG Re. Loss and loss adjustment expenses increased primarily due to deterioration in the AGC and AG Re RMBS second lien, municipal and insurance securitization portfolios. See Note 5 to the consolidated financial statements in Item 1. FSAH acquisition related expenses increased significantly from the second quarter of 2009 primarily due to severance charges.

        The addition of FSAH results was the primary cause of the year-over-year variances, with the exception of unrealized losses on credit derivatives. Unrealized losses on credit derivatives were $432.6 million in Nine Months 2009 and unrealized gains on credit derivatives were $332.6 million in Nine Months 2008.

Underwriting Gains (Losses) by Segment

        Management uses underwriting gains and losses as the primary measure of each segment's financial performance. The following tables summarize the components of underwriting gain (loss) for each reporting segment and reconciliations to the statement of operations.

Underwriting Gain (Loss) by Segment

	Three Months Ended September 30, 2009
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions)
Net earned premiums	$314.7	$14.6	$0.7	$—	$330.0
Realized gains on credit derivatives(1)	57.0	0.3	—	—	57.3
Other income	34.6	21.5	—	—	56.1
Loss and loss adjustment (expenses) recoveries	(97.2)	(35.9)	(0.2)	—	(133.3)
Incurred losses on credit derivatives(2)	(142.4)	0.2	—	—	(142.2)

Total loss and loss adjustment (expenses) recoveries and incurred losses on credit derivatives	(239.6)	(35.7)	(0.2)	—	(275.5)
Profit commission expense	—	—	(0.2)	—	(0.2)
Amortization of deferred acquisition costs	(3.0)	1.8	(0.1)	—	(1.3)
Other operating expenses	(59.1)	(6.3)	(0.8)	—	(66.2)

Underwriting gain (loss)	$104.6	$(3.8)	$(0.6)	$—	$100.2

	Three Months Ended September 30, 2008
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions)
Net earned premiums	$26.9	$57.4	$1.2	$—	$85.5
Realized gains on credit derivatives(1)	28.6	1.4	—	—	30.0
Loss and loss adjustment (expenses) recoveries	(65.9)	(15.5)	(1.0)	—	(82.5)
Incurred losses on credit derivatives(2)	(10.1)	—	—	—	(10.1)

Total loss and loss adjustment (expenses) recoveries and incurred losses on credit derivatives	(76.0)	(15.5)	(1.0)	—	(92.6)
Profit commission expense	—	1.5	(0.1)	—	1.4
Amortization of deferred acquisition costs	(4.0)	(15.1)	(0.1)	—	(19.3)
Other operating expenses	(15.4)	(5.6)	(0.5)	—	(21.6)

Underwriting gain (loss)	$(40.0)	$24.0	$(0.5)	$—	$(16.5)

	Nine Months Ended September 30, 2009
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions)
Net earned premiums	$446.6	$108.2	$2.3	$—	$557.1
Realized gains on credit derivatives(1)	113.4	1.4	—	—	114.8
Other income	34.6	21.5	—	—	56.1
Loss and loss adjustment (expenses) recoveries	(140.8)	(98.3)	(12.0)	—	(251.1)
Incurred losses on credit derivatives(2)	(178.9)	0.4	—	—	(178.5)

Total loss and loss adjustment (expenses) recoveries and incurred losses on credit derivatives	(319.7)	(97.9)	(12.0)	—	(429.6)
Profit commission expense	—	(1.9)	(0.6)	—	(2.5)
Amortization of deferred acquisition costs	(12.8)	(28.1)	(0.4)	—	(41.3)
Other operating expenses	(95.3)	(19.2)	(2.0)	—	(116.5)

Underwriting gain (loss)	$166.8	$(16.0)	$(12.7)	$—	$138.1

	Nine Months Ended September 30, 2008
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions)
Net earned premiums	$65.0	$114.8	$4.4	$—	$184.0
Realized gains on credit derivatives(1)	86.7	2.3	—	—	89.0
Loss and loss adjustment (expenses) recoveries	(130.0)	(46.0)	(1.1)	1.5	(175.8)
Incurred losses on credit derivatives(2)	(18.9)	—	—	0.4	(18.5)

Total loss and loss adjustment (expenses) recoveries and incurred losses on credit derivatives	(148.9)	(46.0)	(1.1)	1.9	(194.3)
Profit commission expense	—	(0.5)	(0.3)	—	(0.8)
Amortization of deferred acquisition costs	(10.1)	(32.5)	(0.3)	—	(43.0)
Other operating expenses	(51.9)	(16.0)	(1.9)	—	(69.9)

Underwriting gain (loss)	$(59.2)	$22.0	$0.8	$1.9	$(34.6)

(1)
Comprised of premiums and ceding commissions.

(2)
Includes received and receivable recoveries of $14.3 million, $0 million, $5.2 million and $0.4 million for the Three Months and Nine Months ended 2009 and 2008, respectively.

 Reconciliation of Underwriting Gain (Loss)
to Income (Loss) before Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Total underwriting gain (loss)	$100.2	$(16.5)	$138.1	$(34.6)
Net investment income	84.7	43.4	171.6	120.2
Net realized investment gains (losses)	(6.1)	(20.0)	(28.1)	(18.0)
Unrealized gains (losses) on credit derivatives, excluding incurred losses on credit derivatives	(48.7)	(106.2)	(248.8)	351.5
Fair value (loss) gain on committed capital securities	(53.1)	6.9	(94.0)	24.3
Financial guaranty VIE net revenues and expenses	(5.3)	—	(5.3)	—
Other income	2.6	0.3	4.0	0.4
FSAH acquisition-related expense	(51.3)	—	(80.2)	—
Interest expense	(25.2)	(5.8)	(37.5)	(17.5)
Goodwill and settlements of pre-existing relationships	(23.3)	—	(23.3)	—
Other expenses	(2.6)	(1.5)	(5.8)	(4.0)

Income (loss) before provision for income taxes	$(28.1)	$(99.5)	$(209.3)	$422.2

        For the Third Quarter and Nine Months 2009, the financial guaranty direct segment was the largest contributor to underwriting gain (loss). The FSAH Acquisition was the most important contributing factor to the change in the financial guaranty direct and financial guaranty reinsurance segments. AGM is one of AG Re's largest ceding companies and is included in the financial guaranty direct segment.

Financial Guaranty Direct Segment

        The FSAH Acquisition significantly increased the size of the financial guaranty direct segment. Net par outstanding in the financial guaranty segment increased from $132.0 million at December 31, 2008 to $577.9 billion as of September 30, 2009. The financial guaranty direct segment contributed $104.6 million to the total underwriting gain for the Third Quarter 2009 compared to an underwriting loss of $40.0 million for the Third Quarter 2008. For the Nine Months 2009, this segment contributed $166.8 million of underwriting gain compared to a loss of $59.2 million for the Nine Months 2008.

        The increase in underwriting gain in the financial guaranty direct segment was driven primarily by premium earnings and realized gains on credit derivatives. Premium earnings growth resulted primarily from the FSAH Acquisition. On a going forward basis, the FSAH portfolio of insured structured finance obligations, including credit derivatives, will generate a declining stream of premium earnings and realized gains on credit derivatives due to AGM's focus on underwriting public finance obligations exclusively.

        In addition to the premium earnings contribution to the financial guaranty direct segment's underwriting gain, in the Third Quarter 2009 a $29.2 million non-recurring settlement and distribution of excess cash flow from a financial guaranty VIE that was previously consolidated by FSAH was recorded in "other income," along with foreign exchange revaluation gain on premiums receivable.

        Partially offsetting these increases were increased loss and loss adjustment expenses and incurred losses on credit derivatives primarily driven by AGC's book of business. FSAH's losses on policies written in financial guaranty form have been substantially absorbed by the unearned premium reserve which was recorded at fair value on July 1, 2009, the date of the FSAH Acquisition. See Note 2 to the consolidated financial statements in Item 1 for a discussion of the accounting for premiums and losses in accordance with ASC 944-20 and its effects in relation to acquisition accounting under ASC 805-10.

        Other operating expenses primarily reflect the addition of expenses related to the FSAH acquired companies. Excluding FSAH's contribution to this line item, expenses were relatively flat in Third Quarter 2009 compared to the Third Quarter 2008.

        Similar trends are noted in the year over year analysis, with FSAH as the most significant driver of net increases in underwriting gains.

Financial Guaranty Reinsurance Segment

        As a result of the reallocation of AG Re's assumed book of FSAH business to the financial guaranty direct segment, the normal runoff of business and decrease in new business opportunities in the Third Quarter 2009, the size of the financial guaranty reinsurance segment declined and therefore Third Quarter 2009 premium earnings declined. Net par outstanding in the financial guaranty reinsurance segment declined to $68.7 billion as of September 30, 2009 from $90.7 billion as of December 31, 2008. In addition, loss and loss adjustment expenses increased in the Third Quarter 2009 compared to the Third Quarter 2008 due to losses in the RMBS sectors.

        There were no new originations in the Third Quarter of 2009 in the financial guaranty reinsurance segment. However, the Company continues to earn premiums on its existing book of assumed business from third party financial guaranty companies.

Mortgage Segment

        Mortgage guaranty insurance provides protection to mortgage lending institutions against the default of borrowers on mortgage loans that, at the time of the advance, had a loan-to-value ratio in excess of a specified ratio. The Company primarily functions as a reinsurer in this industry and assumes all or a portion of the risks undertaken by primary mortgage insurers.

Other Segment

        The other segment represents lines of business that the Company exited or sold as part of the 2004 IPO.

Consolidated Statements of Operations Analysis

  Net Earned Premiums

        Two significant events in 2009, the adoption of ASC 944-20 and the FSAH Acquisition, significantly affected the analysis of variances and trends for the periods presented in the Company's consolidated financial statements. An understanding of the accounting policies applied to contracts written in financial guaranty form as discussed in Note 5 in the consolidated financial statements in Item 1 is essential in analyzing the results of operations for the Nine Months 2009 and especially for the Third Quarter 2009. As a result of the acquisition of the FSAH book of business, the Company recognizes a liability at the Acquisition Date for unearned premium reserve of the acquired financial guaranty policies based upon management's estimate of the contracts' fair value. Due to the significance of the fair value adjustment included in unearned premium reserve and the ASC 944-20 requirement to recognize loss reserves only to the extent they exceed the unearned premium reserve, the presentation and timing of recognition of premiums and losses in the statement of operations for the Third Quarter 2009 is materially affected.

        As a result of this "linkage" of the accounting and recognition of premiums and losses, FSAH's premium earnings on contracts acquired by the Company on July 1, 2009 includes a component of expected loss. The expected losses, embedded in unearned premium reserve, are expected to be recognized in the statement of operations in subsequent periods when they exceed the unearned premium reserve.

        The fair value of FSAH's direct contracts was recorded on the line items "premium receivable, net" and "unearned premium reserves" and the fair value of its ceded contracts was recorded in "ceded premiums payable," included in "other liabilities" on the balance sheet, and "ceded unearned premium reserve." The table below illustrates the purchase accounting effect, in accordance with ASC 805-10, "Business Combinations" (FAS No. 141 (revised), "Business Combinations"), and ASC 944-20, on FSAH's historical financial guaranty insurance balances:

Financial Guaranty Contracts Acquired in FSAH Acquisition

	FSAH Carrying Value As of June 30, 2009(1)	Acquisition Accounting Adjustment	Assured Guaranty Carrying Value As of July 1, 2009(2)
	(in thousands)
Premiums receivable, net	$854,140	$—	$854,140
Ceded unearned premium reserve	1,299,224	418,449	1,727,673
Reinsurance recoverable on paid and unpaid losses	279,915	(279,915)	—
Reinsurance balances payable, net of commissions	249,564	—	249,564
Unearned premium reserves	3,778,676	3,507,717	7,286,393
Loss and loss adjustment expense reserves	1,821,309	(1,821,309)	—
Deferred acquisition costs	289,290	(289,290)	—

(1)
Represents the amounts recorded in the FSAH financial statements for financial guaranty insurance and reinsurance contracts prior to the acquisition by Assured Guaranty.

(2)
Represents the carrying value of FSAH's financial guaranty contracts, before intercompany eliminations between the (1) AG Re and FSAH and (2) AGC and FSAH, the net of which represents the full estimated fair value of the FSAH financial guaranty insurance and reinsurance contracts.

        On July 1, 2009, premiums receivable and reinsurance balances payable were recorded at FSAH historical value (i.e. the carrying amount on the FSAH balance sheet at June 30, 2009, the date prior to the FSAH Acquisition) in the Company's consolidated balance sheet. Gross and ceded deferred premium revenue represents the stand ready obligation. The carrying value recorded on July 1, 2009 takes into account the total fair value of each financial guaranty contract, including expected losses, on a contract by contract basis, less premiums receivable or premiums payable.

        Incurred losses are recognized in the consolidated statements of operations line item "loss and loss adjustment expenses" at the time that they exceed deferred premium revenue on a contract by contract basis. When a claim payment is made, it is recorded as a contra deferred premium revenue liability and becomes recognized in the income statement only when the sum of such claim payments and the present value of future expected losses exceeds unearned premium reserves. The new carrying value of gross and ceded unearned premium reserves therefore includes expected losses previously recognized in FSAH's financial statements prior to its acquisition by the Company. Such deferred premium revenue amounts will be earned through the "net earned premiums" line item on the consolidated statements of operations. See "—Financial Guaranty Expected Losses."

        This treatment results in a "gross-up" of the Company's consolidated statements of operations in the "net earned premiums" and "loss and loss adjustment expenses" line items because the inception to date expected losses for the FSAH insured portfolio will be earned through premiums earnings, while those same losses will be recognized in loss and loss adjustment expenses over time as the accumulated paid losses in the contra liability account plus future expected losses begin to exceed the unearned premium reserves.

Net Earned Premiums

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Financial guaranty direct
Public finance
Scheduled premiums	$87.6	$11.2	$115.2	$22.6
Refundings and accelerations, net	12.2	—	85.8	—

Total public finance	99.8	11.2	201.0	22.6
Structured Finance
Scheduled premiums	216.0	15.7	246.7	42.4
Refundings and accelerations, net	(1.1)	—	(1.1)

Total structured finance	214.9	15.7	245.6	42.4

Total financial guaranty direct	314.7	26.9	446.6	65.0
Financial guaranty reinsurance
Public finance
Scheduled premiums	(2.6)	15.9	32.3	47.5
Refundings and accelerations, net	6.3	31.7	43.1	36.2

Total public finance	3.7	47.6	75.4	83.7
Structured Finance
Total structured finance	10.9	9.8	32.8	31.1

Total financial guaranty reinsurance	14.6	57.4	108.2	114.8
Mortgage guaranty	0.7	1.2	2.3	4.4

Total financial guaranty net earned premiums	330.0	85.5	557.1	184.0
Other	—	—	—	—

Total net earned premiums	$330.0	$85.5	$557.1	$184.0

        Net earned premiums for Third Quarter 2009 were $330.0 million compared with $85.5 million for Third Quarter 2008. Financial guaranty direct net earned premiums increased $287.8 million in Third Quarter 2009, compared with Third Quarter 2008. This increase is primarily attributable to the FSAH Acquisition, offset slightly by the effects of conforming accounting policies and earnings methodologies between AGC, AG Re and FSAH. Public finance refunding premiums reflect the unscheduled pre-payment or refundings of underlying municipal bonds. Excluding refunding and the acceleration of earned premiums, the Company's financial guaranty reinsurance segment decreased $18.5 million in Third Quarter 2009 compared with Third Quarter 2008 due mainly to reallocation of AG Re's assumed book of business from the financial guaranty reinsurance segment to the financial guaranty direct segment, runoff of the existing book of business and lack of new business in the Third Quarter 2009. The $0.5 million decrease in net earned premiums in the Company's mortgage guaranty segment reflects the continued run-off of this business.

        Net earned premiums for Nine Months 2009 were $557.1 million, compared with $184.0 million for Nine Months 2008. Financial guaranty direct segment net earned premiums were $446.6 million for Nine Months 2009, an increase of $381.6 million compared with Nine Months 2008. This increase is primarily attributable to the FSAH Acquisition, offset slightly by the effects of conforming accounting policies and earnings methodologies between AGC, AG Re and FSAH. Public finance refunding premiums reflect the unscheduled pre-payment or refundings of underlying municipal bonds. Excluding refunding and the acceleration of earned premiums due to extinguishment of a certain assumed exposure, the Company's financial guaranty reinsurance segment decreased $15.2 million in Nine Months 2009 compared with Nine Months 2008, due mainly to reallocation of AG Re's assumed book of business from the financial guaranty reinsurance segment to the financial guaranty direct segment, runoff of the existing book of business and lack of new business in the Third Quarter 2009. The $2.1 million decrease in net earned premiums in the Company's mortgage guaranty segment reflects the continued run-off of this business.

  Net Investment Income

        As of September 30, 2009 and December 31, 2008, the Company had total investments with a fair value of $9.9 billion and $3.6 billion, respectively. The increase reflects the FSAH Acquisition on July 1, 2009. In accordance with acquisition accounting requirements, the amortized cost basis of investments acquired in the FSAH Acquisition at the closing date was equal to the fair value at such date. The premium or discount to par will be amortized or accreted to net investment income over the remaining term to maturity of each of the investments.

        Net investment income was $84.7 million for Third Quarter 2009, compared with $43.4 million for Third Quarter 2008. The $41.3 million increase is primarily attributable to increased invested assets due to the FSAH Acquisition.

        Net investment income was $171.6 million for Nine Months 2009, compared with $120.2 million for Nine Months 2008. Pre-tax book yields were 3.6% and 4.6% at September 30, 2009 and December 31, 2008, respectively. The $51.4 million increase for Nine Months 2009 compared with Nine Months 2008 is primarily due to the same reasons mentioned above.

Net Investment Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Income from fixed maturity securities	$88,162	$42,022	$175,468	$111,949
Income from short-term investments	(1,506)	2,201	6	10,431

Gross investment income	86,656	44,223	175,474	122,380
Less: investment expenses	1,914	782	3,831	2,133

Net investment income	$84,742	$43,441	$171,643	$120,247

  Net Realized Investment Gains (Losses)

        The fair values of all of the investments are obtained from independent market valuations. The fair values of the Company's U.S. Treasury securities are primarily determined based upon broker dealer quotes obtained from several independent active market makers. The fair values of the Company's portfolio other than U.S. Treasury securities are determined primarily using matrix pricing models. The matrix pricing models incorporate factors such as tranche type, collateral coupons, average life, payment speeds, and spreads, in order to calculate the fair values of specific securities owned by the Company. As of September 30, 2009, under ASC 820-10, "Fair Value Measurements and Disclosures" (FAS No. 157, "Fair Value Measurements"), 100% of the Company's fixed maturity securities were classified as Level 2 and the Company's short-term investments were classified as either Level 1 or Level 2.

        As of September 30, 2009, approximately 85% of the Company's investments were long-term fixed maturity securities, and the Company's portfolio had an average duration of 3.8 years, compared with 87% and 4.1 years as of December 31, 2008. Changes in interest rates affect the value of the Company's fixed maturity portfolio. As interest rates fall, the fair value of fixed maturity securities increases and as interest rates rise, the fair value of fixed maturity securities decreases. The Company's portfolio is comprised primarily of high-quality, liquid instruments. The Company continues to receive sufficient information to value its investments and has not had to modify its approach due to the current market conditions.

        Net realized investment losses were $6.1 million and $20.0 million for Third Quarter 2009 and Third Quarter 2008, respectively, and $28.1 million and $18.0 million for Nine Months 2009 and Nine Months 2008, respectively. The Company recognized $4.6 million of other than temporary impairment losses for Third Quarter 2009 attributable to credit impairments on RMBS securities that the Company does not have the intent to sell and $3.4 million attributable to collateralized mortgage-backed securities that the Company does have intent to sell. The Company's $41.3 million of other than temporary impairment ("OTTI") losses for the Nine Month period includes losses on mortgage-backed securities and corporate securities, some of which the Company has the intent to sell. The Company wrote down $18.3 million and $18.5 million of investments related to corporate securities for OTTI for the Third Quarter and Nine Months 2008, respectively. Net realized investment losses, net of related income taxes, were $6.0 million and $15.9 million for Third Quarter 2009 and Third Quarter 2008, respectively, and $30.1 million and $17.1 million for Nine Months 2009 and Nine Months 2008, respectively.

  Other Than Temporary Impairment Methodology

        As of September 30, 2009, excluding the securities described above, the Company's gross unrealized loss position stood at $58.3 million compared to $122.5 million at December 31, 2008. The $64.2 million decrease in gross unrealized losses was primarily attributable to $50.1 million of losses attributable to municipal securities, and, to a lesser extent, $19.4 million of losses attributable to commercial mortgage-backed securities and $10.3 million of losses attributable to corporate bonds. These factors were partially offset by a $9.3 million increase in gross unrealized losses in asset-backed securities. The decrease in gross unrealized losses during Nine Months 2009 was related to the recovery of liquidity in the financial markets offset in part by a $62.2 million transition adjustment for adoption of ASC 320-10-65-1, "Investments-Debt and Equity Securities" (FASB Staff Position ("FSP") No. FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments").

        As of September 30, 2009, the Company had 44 securities in an unrealized loss position for greater than 12 months, representing a gross unrealized loss of $14.5 million. Of these securities, 12 securities had unrealized losses greater than 10% of book value. The total unrealized loss for these securities as of September 30, 2009 was $9.3 million. This unrealized loss is primarily attributable to the market illiquidity and volatility in the U.S. economy mentioned above and not specific to individual issuer credit.

        The Company recognized $8.0 million and $41.3 million of other than temporary impairment losses substantially related to mortgage backed and corporate securities for the three and nine months ended September 30, 2009, respectively. The 2009 OTTI represents the credit component of the changes in unrealized losses for impaired securities. The Company continues to monitor the value of these investments. Future events may result in further impairment of the Company's investments. The

Company wrote down $18.5 million of investments for OTTI for the three- and nine-month periods ended September 30, 2008.

        See Note 8 to the consolidated financial statements in Item 1 for the Company's accounting policy on OTTI methodology.

        The following tables summarize, for all securities in an unrealized loss position as of September 30, 2009 and December 31, 2008, the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.

	As of September 30, 2009
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in millions)
U.S. government and agencies	$52.4	$(0.4)	$—	$—	$52.4	$(0.4)
Obligations of state and political subdivisions	33.8	(0.1)	60.6	(1.2)	94.4	(1.3)
Corporate securities	3.4	(0.9)	27.7	(0.6)	31.1	(1.5)
Mortgage-backed securities:
Residential mortgage-backed securities	97.9	(18.7)	30.4	(3.8)	128.3	(22.5)
Commercial mortgage-backed securities	52.8	(3.0)	79.1	(8.9)	131.9	(11.9)
Asset-backed securities	9.1	(16.5)	1.9	—	11.0	(16.5)
Foreign government securities	262.3	(4.2)	—	—	262.3	(4.2)
Preferred stock	—	—	—	—	—	—

Total	$511.7	$(43.8)	$199.7	$(14.5)	$711.4	$(58.3)

	As of December 31, 2008(1)
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in millions)
U.S. government and agencies	$8.0	$—	$—	$—	$8.0	$—
Obligations of state and political subdivisions	479.4	(28.7)	137.9	(22.7)	617.3	(51.4)
Corporate securities	105.6	(10.2)	14.2	(1.6)	119.8	(11.8)
Mortgage-backed securities
Residential mortgage-backed securities	46.4	(17.7)	38.2	(2.8)	84.6	(20.5)
Commercial mortgage-backed securities	135.0	(26.8)	36.2	(4.5)	171.2	(31.3)
Asset-backed securities	73.2	(7.2)	—	—	73.2	(7.2)
Foreign government securities	—	—	—	—	—	—
Preferred stock	12.4	(0.3)	—	—	12.4	(0.3)

Total	$860.0	$(90.9)	$226.5	$(31.6)	$1,086.5	$(122.5)

(1)
Reclassified to conform to the current period's presentation.

  Net Change in Fair Value of Credit Derivatives

Net Change in Fair Value of Credit Derivatives

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Realized gains(1)	$57.3	$30.0	$114.8	$89.0
Incurred losses on credit derivatives(2)	(142.2)	(10.1)	(178.5)	(18.5)
Net unrealized gains (losses), excluding incurred losses	(48.7)	(106.2)	(248.8)	351.5

Net change in fair value	$(133.6)	$(86.3)	$(312.5)	$422.0

(1)
Comprised of premiums and ceding commissions

(2)
Includes received and receivable recoveries of $14.3 million, $0 million, $5.2 million and $0.4 million for Three Months and Nine Months ended 2009 and 2008, respectively.

        Total realized gains on credit derivative which are comprised of premiums received and receivable and ceding commissions were $57.3 million and $30.0 million for the Third Quarter 2009 and Third Quarter 2008, respectively. The increase is due primarily to the addition of earnings on the acquired FSAH portfolio of credit derivatives, which had net par outstanding of $58.5 billion as of September 30, 2009. Net credit derivative losses (paid and payable) recovered and recoverable, which represents contractual claim losses paid and payable related to insured credit events under these contracts, were a net recovery of $14.3 million for Third Quarter 2009. The Company did not have any losses paid or payable under these contracts in Third Quarter 2008. FSAH's portfolio of credit derivatives will produce a declining amount of fee revenue as FSAH will not issue any new structured finance obligations. In Nine Months 2009, especially Third Quarter 2009, AGC experienced a decline in new originations.

        Total realized gains on credit derivative which are comprised of premiums received and receivable and ceding commissions were $114.8 million and $89.0 million for the Nine Months 2009 and Nine Months 2008, respectively. This increase is attributable to same reason mentioned above. Net credit derivative losses (paid and payable) recovered and recoverable, which represents contractual claim losses paid and payable related to insured credit events under these contracts, were recoveries of $5.2 million and of $0.4 million for Nine Months 2009 and Nine Months 2009, respectively. Nine Months 2008 amount related to recoveries received by the Company related to claim payments made in prior years. The Company did not have any losses paid or payable under these contracts in Nine Months 2008.

        Losses incurred on credit derivatives increased for both the Third Quarter 2009 and the Nine Months 2009 due primarily to deterioration in Alt-A and subprime RMBS sectors . Unrealized losses on credit derivatives, excluding credit impairment (losses incurred) decreased for Third Quarter 2009 compared to Third Quarter 2008, as Third Quarter 2008 included more significant widening in implied credit spreads in relation to the most recent vintages of Subprime RMBS and Alt-A transactions. Nine Months 2009 unrealized losses on credit derivatives, excluding credit impairment (losses incurred) were a loss of $248.8 million compared to a gain of $351.5 million for the Nine Months 2008. The Nine Months 2009 unrealized loss was primarily due to the decreased cost to buy protection in AGC's and AGM's name as the market cost of AGC's and AGM's credit protection declined from 1,775 basis points and 1,420 basis points as of December 31, 2008, respectively, to 825 basis points and 660 basis points, as of September 30, 2009, respectively. This led to higher implied premiums on several Subprime RMBS and trust-preferred securities. The Nine Months 2008 unrealized gain was primarily due to the increased cost to buy protection in AGC's name as the market cost of AGC's credit protection increased from 180 basis points as of December 31, 2007, to 1,255 basis points, as of September 30, 2008. This led to lower implied premiums across AGC's entire CDS portfolio.

        See Note 6 and Note 7 to the consolidated financial statements in Item 1 for a discussion of the Company's accounting policy on credit derivatives and on the valuation of financial instruments, respectively.

        The Company issues credit derivatives that it views as an extension of the Company's financial guaranty business but that do not qualify for the financial guaranty insurance scope exception under ASC 815-10 and ASC 815-10-15-96 and therefore are reported at fair value, with changes in fair value included in earnings.

        The Company's realized gains and other settlements on credit derivatives include credit derivative revenues received and receivable, credit derivative losses paid and payable and realized gains or losses due to early terminations and ceding commissions (expense) income. Credit derivative premiums and ceding commissions (expense) income are earned over the life of the transaction. Claim payments or recoveries are related to credit events requiring payment by or to the Company under the credit derivative contract. Realized gains or losses are recorded related to the early termination of credit derivative contracts.

        The Company's unrealized gains and losses on credit derivatives represent changes in fair value of these instruments that are required to be recorded under ASC 815-10. The unrealized gains and losses on credit derivatives will reduce to zero as the exposure approaches its maturity date, unless there is a payment default on the exposure or early termination. However, in the event that the Company terminates a credit derivative contract prior to maturity, the resulting gain or loss will be realized through realized gains or losses and other settlements on credit derivatives.

        The Company does not typically exit its credit derivative contracts and there are typically no quoted prices for its instruments or similar instruments. Observable inputs other than quoted market prices exist; however, these inputs reflect contracts that do not contain terms and conditions similar to the credit derivatives issued by the Company. Therefore, the valuation of the Company's credit derivative contracts requires the use of models that contain significant, unobservable inputs. Thus, management believes that the Company's credit derivative contract valuations are in Level 3 in the fair value hierarchy of ASC 820-10.

        The fair value of these instruments represents the difference between the present value of remaining contractual premiums charged for the credit protection and the estimated present value of premiums that a comparable financial guarantor would hypothetically charge for the same protection at the balance sheet date. The fair value of these contracts depends on a number of factors including notional amount of the contract, expected term, credit spreads, changes in interest rates, the credit ratings of the referenced entities, the Company's own credit risk and remaining contractual flows.

        Remaining contractual cash flows are the most readily observable variables since they are based on the CDS contractual terms. These variables include:

  •
  net premiums received and receivable on written credit derivative contracts,

  •
  net premiums paid and payable on purchased contracts,

  •
  losses paid and payable to credit derivative contract counterparties and

  •
  losses recovered and recoverable on purchased contracts.

        The remaining key variables described above impact unrealized gains (losses) on credit derivatives.

        Market conditions at September 30, 2009 were such that market prices for the Company's CDS contracts were generally not available. Where market prices were not available, the Company used a combination of observable market data and valuation models, including various market indices, credit spreads, including the Company's own credit spread, and contractual payments to estimate the fair value of its credit derivatives. These models are primarily developed internally based on market conventions for similar transactions. Management considers the non-standard terms of its credit derivative contracts in determining the fair value of these contracts. These terms differ from credit derivatives sold by companies outside of the financial guaranty industry. The non-standard terms include the absence of collateral support agreements or immediate settlement provisions, relatively high attachment points and the fact that the Company does not exit derivatives it sells for credit protection purposes, except under specific circumstances such as exiting a line of business. Because of these terms and conditions, the fair value of the Company's credit derivatives may not reflect the same prices observed in an actively traded market of CDS that do not contain terms and conditions similar to those observed in the financial guaranty market. These models and the related assumptions are continuously reevaluated by management and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely market information.

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

        The gain or loss created by the estimated fair value adjustment will rise or fall based on estimated market pricing and may not be an indication of ultimate claims. Fair value is defined as the amount at which an asset or liability could be bought or sold in a current transaction between willing parties. The Company enters into credit derivative contracts which require it to make payments upon the occurrence of certain defined credit events relating to an underlying obligation (generally a fixed income obligation). The Company's credit derivative exposures are substantially similar to its financial guaranty insurance contracts and provide for credit protection against payment default. They are contracts that are generally held to maturity. The unrealized gains and losses on credit derivatives will reduce to zero as the exposure approaches its maturity date, except for payment defaults on the exposure or early termination.

  Fair Value Gain (Loss) on Committed Capital Securities

        The fair value gain (loss) on committed capital securities represents the present value of remaining expected put option premium payments under AGC's committed capital securities (the "AGC CCS Securities") and of the AGM CPS Securities based upon the quoted price for such premium payments as of September 30, 2009 and December 31, 2008. The $38.5 million fair value asset, consisting of $8.9 million fair value asset for the AGC CCS Securities and $29.6 million fair value asset for the AGM CPS Securities, as of September 30, 2009 and $51.1 million fair value asset for AGC CCS Securities as of December 31, 2008 are included in the consolidated balance sheets. Changes in fair value of these assets are included in fair value gain (loss) on committed capital securities in the consolidated statements of operations. The Third Quarter 2009 and Nine Months 2009 amounts included a fair value loss of $53.1 million and $94.0 million, pre-tax, respectively, related to the AGC CCS Securities and AGM CPS Securities. In both periods, AGM's fair value loss was $51.8 million. The Third Quarter and Nine Months 2008 amounts also included a fair value gain of $6.9 million and $24.3 million, pre-tax, respectively.

  Other Income

        The Company recorded $58.7 million and $0.3 million in other income during Third Quarter 2009 and Third Quarter 2008, respectively. The Company recorded $60.1 million and $0.4 million in other income during Nine Months 2009 and Nine Months 2008, respectively.

Other Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Foreign exchange gain on revaluation of premium receivable	$26.9	$—	$26.9	$—
Settlement from previously consolidated financial guaranty VIEs	29.2	—	29.2	—
DCP/SERP	1.8	—	1.8	—
Other	0.8	0.3	2.2	0.4

Total other income	$58.7	$0.3	$60.1	$0.4

  Financial Guaranty Expected Losses

        The following table presents the loss and loss adjustment expenses related to financial guaranty contracts, other than those written in credit derivative form, by segment.

Loss and Loss Adjustment Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Financial guaranty direct	$97.2	$65.9	$140.8	$130.0
Financial guaranty reinsurance	35.9	15.5	98.3	46.0
Mortgage guaranty	0.2	1.0	12.0	1.1

Total financial guaranty loss and loss adjustment expenses	133.3	82.5	251.1	177.1
Other	—	—	—	(1.5)

Total loss and loss adjustment expenses	$133.3	$82.5	$251.1	$175.8

        Loss and loss adjustment expenses for Third Quarter 2009 and Third Quarter 2008 were $133.3 million and $82.5 million, respectively. Loss and loss adjustment expenses for the financial guaranty direct segment increased to $97.2 million in Third Quarter 2009 from $65.9 million in Third Quarter 2008. Loss and loss adjustment expenses for the Third Quarter 2009 were mainly related to rising delinquencies, defaults and foreclosures in RMBS transactions. Third Quarter 2008 included $57.8 million related to home equity line of credit ("HELOC") exposures in the financial guaranty direct segment. The financial guaranty reinsurance segment loss and loss adjustment expenses were $35.9 million in Third Quarter 2009, compared with $15.5 million in Third Quarter 2008. Loss and loss adjustment expenses for the Third Quarter 2009 were mainly related to rising delinquencies, defaults and foreclosures in RMBS transactions, as well as a public finance transaction experiencing cash shortfalls. Substantially all of the $15.5 million of losses incurred for the Third Quarter 2008 related to assumed HELOC exposures. Loss and loss adjustment expenses in the Company's mortgage guaranty segment decreased $0.8 million during Third Quarter 2009 compared to Third Quarter 2008.

        Loss and LAE for Nine Months 2009 and Nine Months 2008 were $251.1 million and $175.8 million, respectively. Loss and loss adjustment expenses for the Nine Months 2009 were mainly related to rising delinquencies, defaults and foreclosures in RMBS transactions. Loss and loss adjustment expenses for the Nine Months 2009 were mainly related to rising delinquencies, defaults and foreclosures in RMBS transactions, as well as a public finance transaction, experiencing current cash shortfalls. Results for the financial guaranty direct segment for Nine Months 2008 included losses incurred of $23.7 million and $109.7 million related to Closed-End Second ("CES") and HELOC exposures, respectively, driven by deterioration, including increases in delinquencies. Loss and loss adjustment expenses in the Company's mortgage guaranty segment increased $10.9 million during Nine Months 2009 primarily due to a loss settlement related to an arbitration proceeding.

        The following table provides information on financial guaranty insurance and reinsurance contracts categorized BIG of September 30, 2009:

	BIG Categories
	BIG 1	BIG 2	BIG 3	Total
	(dollars in millions)
Number of policies	231	189	121	541
Remaining weighted-average contract period (in years)	8.6	9.6	6.7	8.6
Insured contractual payments outstanding:
Principal	$6,313.7	$7,266.1	$3,967.8	$17,547.6
Interest	1,865.3	2,832.4	1,034.0	5,731.7

Total	$8,179.0	$10,098.5	$5,001.8	$23,279.3

Gross expected cash outflows for loss and loss adjustment expenses	18.4	2,229.8	588.9	$2,837.1
Less:
Gross potential recoveries	18.2	588.5	601.4	1,208.1
Discount, net	0.0	638.9	(59.1)	579.8

Present value of expected cash flows for loss and loss adjustment expenses	0.2	1,002.4	46.6	1,049.2

Deferred premium revenue	$104.3	$1,608.6	605.4	2,318.3

Gross reserves (salvage) for loss and loss adjustment expenses reported in the balance sheet	$—	$141.3	$(112.3)	$29.0

Reinsurance recoverable (payable)	$—	1.2	$(4.4)	$(3.2)

        The Company's loss adjustment expense reserves for mitigating claim liabilities were $1.6 million as of September 30, 2009.

        The Company used a weighted-average risk free discount rate of approximately 2.3% to discount reserves for loss and loss adjustment expenses.

Overview of Significant Risk Management Activities

        Since the onset of the credit crisis in the fall of 2007 and the ensuing sharp recession, the Company has been intensely involved in risk management activities. Its most significant activities have centered on the residential mortgage sector, where the crisis began, but it is also active in other areas experiencing stress. Residential mortgage loans are loans secured by mortgages on one to four family homes. RMBS may be broadly divided into two categories: (1) first lien transactions, which are generally comprised of loans with mortgages that are senior to any other mortgages on the same property, and (2) second lien transactions, which are comprised of loans with mortgages that are often not senior to other mortgages, but rather are second in priority. Both first lien RMBS and second lien RMBS sometimes include a portion of loan collateral with a different priority than the majority of the collateral.

  Second Lien RMBS: HELOCs and CES

        The Company insures two types of second lien RMBS, those secured by HELOCs and those secured by CES. HELOCs are revolving lines of credit generally secured by a second line on a one to four family home. A mortgage for a fixed amount secured by a second lien on a one-to-four family home is generally referred to as a CES. The Company has material exposure to second lien mortgage loans originated and serviced by a number of parties, but the Company's most significant second lien exposure is to HELOCs originated and serviced by Countrywide.

        As of September 30, 2009, the Company had insured $6.3 billion in net par of HELOC transactions, of which $6.1 billion was in the financial guaranty direct segment. Of the total, $4.8 billion was rated BIG by the Company as of September 30, 2009, with $4.5 billion in net par rated BIG 2 or BIG 3. As of September 30, 2009, the Company had a gross salvage asset related to HELOC policies of $148.5 million, prior to reinsurance or netting of unearned premium as required by ASC 944-20, and a net salvage asset of $145.2 million.

        As of September 30, 2009, the Company had insured $1.3 billion in net par of CES transactions, of which $1.2 billion was in the financial guaranty direct segment. Of the $1.3 billion, $1.2 billion was rated either BIG 2 or BIG 3 by the Company as of September 30, 2009. As of September 30, 2009, the Company had gross reserves in this sector of $254.8 million, and net reserves of $30.5 million.

        The performance of the Company's HELOC and CES exposures deteriorated during 2007 and 2008 and the first nine months of 2009 and transactions, particularly those originated in the period from 2005 through 2007, continue to perform below the Company's original underwriting expectations. In accordance with the Company's standard practices, during Third Quarter 2009 and Nine Months 2009, the Company evaluated the most current available information as part of its loss reserving process, including trends in delinquencies and charge-offs on the underlying loans and its success in requiring providers of representations and warranties to purchase ineligible loans out of these transactions.

        The following table shows the Company's key assumptions used in its loss reserves for these types of policies as of September 30, 2009 and December 31, 2008:

HELOC Key Variables	September 30, 2009	December 31, 2008
Plateau Conditional Default Rate (CDR)	10.6% – 39.7%	19 – 21%
Final CDR trended down to	0.5% – 3.2%	1%
Expected Period until Final CDR	21 months	15 months
Initial Conditional Prepayment Rate (CPR)	0.4% – 16.0%	7.0% – 8.0%
Final CPR	10%	7.0% – 8.0%
Loss Severity	95%	100%
Future Repurchase of Ineligible Loans	$724.8 million	$49 million
Initial Draw Rate	0.3% – 4.0%	1.0% – 2.0%

Closed-End Second Liens Key Variables	September 30, 2009	December 31, 2008
Plateau CDR	21.3% – 42.6%	34.0% – 36.0%
Final CDR Rate trended down to	3.3% – 8.1%	3.4% – 3.6%
Expected Period until Final CDR achieved	21 months	24 months
Initial CPR	0.6% – 4.9%	7%
Final CPR	10%	7%
Loss Severity	95%	100%
Future Repurchase of Ineligible Loans	$79.5 million	—

        The primary driver of the adverse development the Company has experienced related to its HELOC and CES exposure is the result of much higher total pool delinquencies than had been experienced historically. In order to project future defaults in each pool, a conditional default rate ("CDR") is applied each reporting period to various delinquency categories to calculate the projected losses to the pool. During the Third Quarter 2009, the Company modified its calculation methodology for HELOC transactions from an approach that used an average of the prior six months' CDR to an approach that projects future CDR based on currently delinquent loans. This change was made due to the continued volatility in mortgage backed transactions. Management believes that this refinement in approach should prove to be more responsive to changes in CDR rates than the prior methodology.

Under this methodology, current representative roll rates are used to estimate losses in the first five months from loans that are currently delinquent and then the CDR of the fifth month is held constant for a period of time. Taken together, the first five months of losses plus the period of time for which the CDR is held constant represent the stress period. Once the stress period has elapsed, the CDR is assumed to gradually trend down to its final CDR. In the base case as of September 30, 2009, the total time between the current period's CDR and the long-term assumed CDR used to project losses was 21 months. At the end of this period, the long-term steady CDRs modeled were between 0.5% and 3.2% for HELOC transactions and between 3.3% and 8.1% for CES transactions. The Company continued to assume an extended stress period based on transaction performance and the continued weakened overall economic environment.

        The assumption for the Conditional Prepayment Rate ("CPR"), which represents voluntary prepayments, follows a similar pattern to that of the CDR. The current CPR is assumed to continue for the stress period before gradually increasing to the final CPR, which is assumed to be 10% for both HELOC and CES transactions. This level is much higher than current rates but lower than the historical average, which reflects the Company's continued uncertainty about performance of the borrowers in these transactions. For HELOC transactions, the draw rate is assumed to decline from the current level to the final draw rate over a period of 4 months. The final draw rates were assumed to be between 0.2% and 2.0%.

        In the Third Quarter 2009 and Nine Months 2009, consistent with ASC 944-20, the Company modeled and probability weighted three potential time periods over which an elevated CDR may potentially occur, one of which assumed a three month shorter period of elevated CDR and another of which assumed a three month longer period of elevated CDR than the most heavily weighted scenario described in the table above. Given that draw rates have been reduced to levels below the historical average and that loss severities in these products have been higher than anticipated at inception, the Company believes that the level of the elevated CDR and the length of time it will persist is the primary driver behind the likely amount of losses the collateral will suffer (before considering the effects of repurchases of ineligible loans). The Company continues to evaluate all of the assumptions informing its modeling results.

        Performance of the collateral underlying certain securitizations has substantially differed from the Company's original expectations. Employing several loan file diligence firms and law firms as well as internal resources, as of September 30, 2009 the Company had performed a detailed review of over 18,500 files, representing nearly $1.5 billion in outstanding par of defaulted second lien loans underlying insured transactions, and identified a material number of defaulted loans that breach representations and warranties regarding the characteristics of the loans. The Company continues to review new files as new loans default and as new loan files are made available to it. Following negotiation with the sellers and originators of the breaching loans, as of mid-October 2009 the Company had reached agreement to have $128.9 million of the second lien loans repurchased. The Company has included in its loss estimates for second liens as of September 30, 2009 an estimated benefit from repurchases of $804.3 million, of which $380.8 million is netted from the Company's GAAP loss reserves, with the balance pertaining to policies whose calculated loss reserve is less than its unearned premium reserve, principally as a result of the effects of purchase accounting on AGM's financial guaranty policies. The Company recognized a benefit related from repurchases of $189.2 million in the Third Quarter 2009. The amount the Company ultimately recovers related to contractual representations and warranties is uncertain and subject to a number of factors including the counterparty's ability to pay, the number and amount of loans determined to have breached representations and warranties and, potentially, negotiated settlements or litigation. As such, the Company's estimate of recoveries is uncertain and actual amounts realized may differ significantly from these estimates.

        The ultimate performance of the Company's HELOC and CES transactions will depend on many factors, such as the level and timing of loan defaults, interest proceeds generated by the securitized loans, prepayment speeds and changes in home prices, as well as the levels of credit support built into each transaction. The ability and willingness of providers of representations and warranties to repurchase ineligible loans from the transactions will also have a material effect on the Company's ultimate loss on these transactions. Finally, other factors also may have a material impact upon the ultimate performance of each transaction, including the ability of the seller and servicer to fulfill all of their contractual obligations including any obligation to fund future draws on lines of credit. The variables affecting transaction performance are interrelated, difficult to predict and subject to considerable volatility. If actual results differ materially from any of the Company's assumptions, the losses incurred could be materially different from the estimate. The Company continues to update our evaluation of these exposures as new information becomes available.

  First Lien RMBS: Subprime, Alt-A, Option ARM and Prime

        First lien RMBS are generally categorized in accordance with the characteristics of the first lien mortgage loans on one to four family homes supporting the transactions. The collateral supporting "Subprime RMBS" transactions is comprised of first-lien residential mortgage loans made to subprime borrowers. A "subprime borrower" is one considered to be a higher risk credit based on credit scores or other risk characteristics. Another type of RMBS transaction is generally referred to as "Alt-A RMBS." The collateral supporting such transactions is comprised of first-lien residential mortgage loans made to "prime" quality borrowers that lack certain ancillary characteristics that would make them prime. When more than 66% of the loans originally included in the pool are mortgage loans with an option to make a minimum payment that has the potential to negatively amortize the loan (i.e., increase the amount of principal owed), the transaction is referred to as an "Option ARMs." Finally, transactions may include loans made to prime borrowers.

        The problems affecting the subprime mortgage market have been widely reported, with rising delinquencies, defaults and foreclosures negatively impacting the performance of Subprime RMBS transactions. Those concerns relate primarily to Subprime RMBS issued in the period from 2005 through 2007. As of September 30, 2009, the Company had insured $5.0 billion in net par of Subprime RMBS transactions, of which $4.9 billion was in the financial guaranty direct segment. These transactions benefit from various structural protections, including credit enhancement that in the direct portfolio for the vintages 2005 through 2008 currently averages approximately 32.1% of the remaining insured balance. Of the total Subprime RMBS, $1.9 billion was rated BIG by the Company as of September 30, 2009, with $0.7 billion in net par rated BIG 2 or BIG 3. As of September 30, 2009 the Company had gross reserves in this sector of $52.7 million, and net reserves of $20.9 million.

        As has been reported, the problems affecting the subprime mortgage market are affecting Option ARM RMBS transactions, with rising delinquencies, defaults and foreclosures negatively impacting their performance. Those concerns relate primarily to Option ARM RMBS issued in the period from 2005 through 2007. As of September 30, 2009, the Company had insured $2.9 billion in net par of Option ARM RMBS transactions, all of which was in the financial guaranty direct segment. These transactions benefit from various structural protections, including credit enhancement that in the direct portfolio for the vintages 2005 through 2007 currently averages approximately 9.8% of the remaining insured balance. Of the Company's $2.9 billion total Option ARM RMBS net insured par, $2.8 billion was rated BIG by the Company as of September 30, 2009, with $2.0 billion in net par rated BIG 2 or BIG 3. As of September 30, 2009 the Company had gross reserves in this sector of $446.7 million, and net reserves of $19.1 million.

        As has also been reported, the problems affecting the subprime mortgage market are now affecting Alt-A RMBS transactions, with rising delinquencies, defaults and foreclosures negatively impacting their performance. Those concerns relate primarily to Alt-A RMBS issued in the period from 2005 through

2007. As of September 30, 2009, the Company had insured $2.5 billion in net par of Alt-A RMBS transactions, all of which was in the financial guaranty direct segment. These transactions benefit from various structural protections, including credit enhancement that in the direct portfolio for the vintages 2005 through 2007 currently averages approximately 7.6% of the remaining insured balance. Of the total Alt-A RMBS, $1.7 billion was rated BIG by the Company as of September 30, 2009, with $1.6 billion in net par rated BIG 2 or BIG 3. As of September 30, 2009 the Company had gross reserves in this sector of $214.6 million, and net reserves of $20.4 million.

        The performance of the Company's first lien RMBS exposures deteriorated during 2007 and 2008 and the first nine months of 2009 and transactions, particularly those originated in the period from 2005 through 2007, continue to perform below the Company's original underwriting expectations. Most of the projected losses in the First Lien RMBS transactions are expected to come from mortgage loans that are currently delinquent, so an increase in delinquent loans beyond those expected last quarter is one of the primary drivers of loss development in this portfolio. Like many market participants, the Company applies a liquidation rate assumption to loans in various delinquency categories to determine what proportion of loans in those categories will eventually default.

        The following table shows the Company's liquidation assumptions for various delinquency categories as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
30 – 59 Days Delinquent
Subprime	45%	48%
Option ARM	50	47
Alt-A	50	42
60 – 89 Days Delinquent
Subprime	65	70
Option ARM	65	71
Alt-A	65	66
90 – BK
Subprime	70	90
Option ARM	75	91
Alt-A	75	84
Foreclosure
Subprime	85	100
Option ARM	85	100
Alt-A	85	100
REO
Subprime	100	100
Option ARM	100	100
Alt-A	100	100

        Another important driver of loss projections in this area is loss severities, i.e., the amount of loss the transaction incurs on a loan after the application of net proceeds from the disposal of the underlying property. Loss severities experienced in first lien transactions have reached historical highs, and the Company has been revising its assumptions to match experience. The Company is assuming that loss severities begin returning to more normal levels beginning in October 2010, reducing over two or four years to either 40% or 20 points (i.e. from 60% to 40%) below their initial levels, depending on the scenario.

        The following table shows the Company's initial loss severity assumptions as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Subprime	70%	70%
Option ARM	60	54
Alt-A	65	54

        The primary driver of the adverse development related to first lien exposure, as was the case with the Company's second lien transactions, is the result of the continued increase in delinquent mortgages. During the Third Quarter 2009, the Company modified its method of predicting losses from one where losses for both current and delinquent loans were projected using liquidation rates to a method where only the loss related to delinquent loans is calculated using liquidation rates, while losses from current loans are determined by applying a CDR trend. The Company made this change so that its methodology would be more responsive in reacting to the volatility in delinquency data. For delinquent loans, a liquidation rate is applied to loans in various stages of delinquency to determine the portion of loans in each delinquency category that will eventually default. Then, for each transaction, management calculates the constant CDR that, over the next 24 months, would be sufficient to produce the amount of losses that were calculated to emerge from the various delinquency categories. That CDR plateau is extended another three months, for a total of 27 months, in some scenarios. Each transaction's CDR is calculated to improve over 12 months to an intermediate CDR based upon its CDR plateau, then trail off to its final CDR. The intermediate CDRs modeled were between 0.5% and 7.6% for Alt-A first lien transactions, between 3.2% to 6.3% for Option ARM transactions and between 3.1% and 7.6% for Subprime transactions. The defaults resulting from the CDR after the 24 month period represent the defaults that can be attributed to borrowers that are currently performing.

        The assumption for the CPR follows a similar pattern to that of the CDR. The current level of voluntary prepayments is assumed to continue for the stress period before gradually increasing over 12 months to the final CPR, which is assumed to be either 10% or 15% depending on the scenario run. In the Third Quarter 2009 and Nine Months 2009, consistent with ASC 944-20, the Company modeled and probability weighted four different scenarios with differing CDR curve shapes, loss severity development assumptions and voluntary prepayment assumptions.

        The performance of the collateral underlying certain of these securitizations has substantially differed from the Company's original expectations. As with the second lien policies, as of September 30, 2009 the Company had performed a detailed review of over 2,500 files representing over $1.1 billion in outstanding par of defaulted first lien loans underlying insured transactions, and a material number of defaulted loans that breach representations and warranties regarding the characteristics of the loans. The Company continues to review new files as new loans default and as new loan files are made available to it. Following negotiation with the sellers and originators of the breaching loans, as of mid-October 2009 the Company had reached agreement to have $17.2 million of first lien loans repurchased. The Company has included in its loss estimates for second liens an estimated benefit from repurchases of $310.7 million, of which $66.2 million is netted from the Company's GAAP loss reserves, with the balance pertaining to policies whose calculated loss reserve is less than its unearned premium reserve, principally as a result of the effects of purchase accounting on AGM's financial guaranty policies. The amount the Company ultimately recovers related to contractual representations and warranties is uncertain and subject to a number of factors including the counterparty's ability to pay, the number and amount of loans determined to have breached representations and warranties and, potentially, negotiated settlements or litigation. As such, the Company's estimate of recoveries is uncertain and actual amounts realized may differ significantly from these estimates.

        The Company also insures one direct nominally prime RMBS transaction rated BIG with a net outstanding par at September 30, 2009 of $52 million, which it models as an Alt-A transaction and on which it has established case reserves of $2.3 million. Finally, the Company insures Net Interest Margin ("NIM") securities with a net par outstanding as of September 30, 2009 of $103 million. While these securities are backed by First Lien RMBS, the Company no longer expects to receive any cash flow on the underlying First Lien RMBS and has, therefore, fully reserved for these transactions, with the exception of expected payments of $119.3 million from third parties to cover principal and interest on the NIMs.

        The ultimate performance of the Company's First Lien RMBS transactions remains highly uncertain and may be subject to considerable volatility due to the influence of many factors, including the level and timing of loan defaults, changes in housing prices and other variables. The Company will continue to monitor the performance of its RMBS exposures and will adjust the risk ratings of those transactions based on actual performance and management's estimates of future performance.

        The primary drivers of the Company's approach to modeling potential loss outcomes for transactions backed by second lien collateral are to assume a stressed CDR for a selected period of time and a constant 95% severity rate for the duration of the transaction. Sensitivities around the results of these transactions were modeled by varying the length of the stressed CDR, which corresponds to how long the Company assumes the second lien sector remains stressed before a recovery begins and it returns to the long term equilibrium that was modeled when the deal was underwritten. For HELOC and CES case reserves, extending the expected period until the CDR begins returning to its long term equilibrium by three months would result in an increase to case reserves of approximately $138.9 million for HELOC transactions and $23.1 million for CES transactions. Conversely shortening the time until the CDR begins to return to its long term equilibrium by three months decreases case reserves by approximately $164.1 for HELOC transactions and $23.7 for CES transactions.

        The Company modeled sensitivities for first lien transactions by varying its assumptions of how fast an economic recovery was expected to occur. The primary variables that were varied when modeling sensitivities were the amount of time until the CDR returned to its modeled equilibrium, which was defined as 5% of the current CDR, and how quickly the stressed loss severity returned to its long term equilibrium, which was approximately a 20 point reduction in the current severity rate. In a stressed economic environment assuming a slow recovery rate in the performance of the CDR, where the CDR rate steps down in five increments over 11.3 years, and a 5 year period before severity rates return to their normalized rate, the reserves increase by $85.6 million for Alt-A transactions, $131.8 million for Option ARM transactions and $21.2 million for subprime transactions. Conversely, assuming a quick recovery in the performance of the CDR, whereby the CDR rates steps down in two increments over 8.1 years, and 3 year period before rates have returned to their normalized rates results in a reserve decrease of approximately $67.0 million for Alt-A transactions, $118.0 million for Option ARM transactions and $27.6 million for subprime transactions.

  "XXX" Life Insurance Transactions

        The Company has insured $2.2 billion of net par in "XXX" life insurance reserve securitization transactions based on discrete blocks of individual life insurance business. In these transactions the monies raised by the sale of the bonds insured by the Company are used to capitalize a special purpose vehicle that provides reinsurance to a life insurer or reinsurer. The monies are invested at inception in accounts managed by third-party investment managers. In order for the Company to incur an ultimate net loss on these transactions, adverse experience on the underlying block of life insurance policies and/or credit losses in the investment portfolio would need to exceed the level of credit enhancement built into the transaction structures.

        The Company's $2.2 billion in net par of XXX Life Insurance transactions includes $1.8 billion in the financial guaranty direct segment. Of the total, $882.5 million was rated BIG by the Company as of September 30, 2009, and corresponded to two transactions, classified as BIG 2 and BIG 3. These two XXX transactions had material amounts of their assets invested in US RMBS transactions.

        Based on its analysis of the information currently available, including estimates of future investment performance provided by the current investment manager, projected credit impairments on the invested assets and performance of the blocks of life insurance business at September 30, 2009, the Company's gross reserve for its two BIG XXX insurance transactions was $60.6 million and its net reserve was $43.2 million.

        On December 19, 2008, the Company sued J.P. Morgan Investment Management Inc. ("JPMIM"), the investment manager in one of the transactions, which relates to Orkney Re II p.l.c. ("Orkney Re II") in New York Supreme Court alleging that JPMIM engaged in breaches of fiduciary duty, gross negligence and breaches of contract based upon its handling of the investments of Orkney Re II. On May 13, 2009, the Company filed a First Amended Complaint, additionally asserting the same claims in the name of Orkney Re II. JPMIM has filed a motion to dismiss the First Amended Complaint. The court has not yet acted upon the motion.

  Public Finance Transactions

        The Company has exposure to a public finance transaction for sewer service in Jefferson County, Alabama. The Company's total exposure to this transaction is approximately $597.8 million of net par, of which $238.9 million is in the financial guaranty direct segment. The Company has made debt service payments during the year and expects to make additional payments in the near term. The Company is continuing its risk remediation efforts for this exposure.

  Other Sectors and Transactions

        The Company continues to closely monitor other sectors and individual transactions it feels warrant the additional attention, including, as of September 30, 2009, its commercial mortgage exposure as of $0.7 billion of net par, of which $0.3 billion was in the financial guaranty direct segment, its Trust Preferred Securities Collateralized Debt Obligations exposure of $1.2 billion, all of which was in the financial guaranty direct segment, and its U.S. health care exposure of $22.1 billion of net par, of which $19.6 billion was in the financial guaranty direct segment.

Amortization of Deferred Acquisition Costs

        Acquisition costs incurred, other than those associated with credit derivative products, that vary with and are directly related to the production of new business are deferred and then amortized in relation to earned premiums. These costs include direct and indirect expenses such as ceding commissions, brokerage expenses and the cost of underwriting and marketing personnel. As of September 30, 2009 and December 31, 2008, the Company had deferred acquisition costs of $243.6 million and $288.6 million, respectively. Ceding commissions paid to primary insurers are the largest source of deferred acquisition costs, constituting 45% and 59% of total deferred acquisition costs as of September 30, 2009 and December 31, 2008, respectively. Regarding direct insurance, management uses its judgment in determining which origination related costs should be deferred, as well as the percentage of these costs to be deferred. The Company annually conducts a study to determine which operating costs vary with, and are directly related to, the acquisition of new business and qualify for deferral. Ceding commissions received on premiums the Company cedes to other reinsurers reduce acquisition costs. Anticipated losses, LAE and the remaining costs of servicing the insured or reinsured business are considered in determining the recoverability of acquisition costs. Acquisition costs associated with credit derivative products are expensed as incurred. When an insured issue is retired early, as discussed above under"—Premium Revenue Recognition," the remaining related deferred acquisition cost is expensed at that time. Upon the adoption of ASC 944-20, ceding commissions associated with future installment premiums on assumed and ceded business were recorded in deferred acquisition costs.

        For Third Quarter 2009 and Third Quarter 2008, amortization of deferred acquisition costs were $1.3 million and $19.3 million, respectively, while Nine Months 2009 and Nine Months 2008 amortization of deferred acquisition costs were $41.3 million and $43.0 million, respectively. The decrease was due primarily to the elimination of commission expense related to the Acquired Companies and the effects of the FSAH Acquisition.

Operating Expenses

        For Third Quarter 2009 and Third Quarter 2008, operating expenses were $66.2 million and $21.6 million, respectively. Operating expenses for Nine Months 2009 were $116.5 million, compared with $69.9 million for Nine Months 2008. The $44.6 million increase for Third Quarter 2009 compared with Third Quarter 2008 and the $46.6 million increase for Nine Months 2009 compared with Nine Months 2008 was mainly due to a the addition of other operating expenses of FSAH. Variances in expenses other than those related to FSAH were not significant.

FSAH Acquisition-Related Expenses

        For Third Quarter 2009 and Nine Months 2009, the Company recognized expenses related to the FSAH Acquisition of $51.3 million and $80.2 million, respectively. The increase in these expenses in the Third Quarter was primarily driven by severance paid or accrued to FSAH employees. The year-to-date FSAH expenses also included various real estate, legal, consulting and relocation fees. Real estate expenses related primarily to consolidation of the Company's New York offices. The Company expects to incur additional acquisition-related expenses, although such costs are expected to be substantially less than the amount incurred during the first nine months of 2009. As of September 30, 2009, the FSAH Acquisition-Related expenses included remaining unpaid portion of $13.7 million.

        A summary of acquisition-related expenses included in the consolidated statements of operations follows:

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
	(in thousands)
Severance costs	$37,147	$37,147
Professional services	13,624	27,739
Office consolidation	562	15,293

Total	$51,333	$80,179

Interest Expense

        For Third Quarter 2009 and Third Quarter 2008, interest expense was $25.2 million and $5.8 million, respectively. For Nine Months 2009 and Nine Months 2008, interest expense was $37.5 million and $17.5 million, respectively. In both periods the increase was primarily due to $13.4 million of interest expense related to FSAH debt, $3.6 million of interest expense related to 8.50% Senior Notes and $2.3 million of interest expense on note payable to related party.

        The following table shows the component of interest expense for Third Quarter 2009.

	Third Quarter 2009
	Coupon Interest	Amortization/ Accretion & Other	Total Interest Expense
	(in millions)
7.0% Senior Notes(1)	$3.5	$(0.1)	$3.4
8.50% Senior Notes(1)	3.7	(0.1)	3.6
Series A Enhanced Junior Subordinated Debentures(1)	2.4	0.1	2.5
6 7/8% QUIBS(2)	1.7	0.1	1.8
6.25% Notes(2)	3.6	0.3	3.9
5.60% Notes (2)	1.4	0.1	1.5
Junior Subordinated Debentures(2)	4.8	1.4	6.2
Note Payable to Related Party	2.6	(0.3)	2.3

Total	$23.7	$1.5	$25.2

(1)
Issued by AGUS.

(2)
Issued by FSAH.

Goodwill and Settlement of Pre-Existing Relationships

        In accordance with ASC 350-10, "Intangibles—Goodwill and Other" (FAS No. 142, "Goodwill and Other Intangible Assets"), the Company does not amortize goodwill, but instead is required to perform an impairment test annually or more frequently should circumstances warrant. In the Third Quarter 2009, the Company evaluated its pre-existing goodwill balance and determined it to be impaired based on its analysis. In addition, the Company recognized a $232.6 million gain on its purchase of FSAH and also recorded a charge of $170.5 million to settle pre-existing relationships.

        A summary of "goodwill and settlements of pre-existing relationships" included in the consolidated statements of operations for the three and nine months ended September 30, 2009 follows:

(in millions)
Goodwill impairment	$85.4
Gain on bargain purchase of FSAH	(232.6)
Settlement of pre-existing relationships	170.5

Total	$23.3

Other Expenses

        For Third Quarter 2009 and Third Quarter 2008, other expenses were $2.5 million and $1.5 million, respectively. For Nine Months 2009 and Nine Months 2008, other expenses were $5.8 million and $4.0 million, respectively. These amounts reflect the put option premiums associated with AGC's $200.0 million committed capital securities and the AGM CPS Securities. The increase in both Third Quarter 2009 and Nine Months 2009 compared to the respective periods in 2008 was due to the inclusion in 2009 of put option premiums on AGM CPS Securities of $1.2 million and the increase in AGC's put premium due to the increase in spread over one-month London Interbank Offered Rate ("LIBOR"), which moved from plus 110 basis points to plus 250 basis points, the maximum premium chargeable under the relevant contract.

Income Tax

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

        The U.S. Internal Revenue Service ("IRS") has completed audits of all of the Company's U.S. subsidiaries' federal income tax returns for taxable years through 2001. In September 2007, the IRS completed its audit of tax years 2002 through 2004 for Assured Guaranty Overseas US Holdings Inc. and its subsidiaries, which include AGRO, AGMIC and AG Intermediary Inc. As a result of the audit there were no significant findings and no cash settlements with the IRS. In addition the IRS is reviewing AGUS and subsidiaries for tax years 2002 through the date of the IPO. AGUS includes AGC and AG Financial Products and was part of the consolidated tax return of a subsidiary of ACE Limited ("ACE"), the Company's former parent, for years prior to the IPO. The Company is indemnified by ACE for any potential tax liability associated with the tax examination of AGUS as it relates to years prior to the IPO. In addition, tax years 2006 and subsequent remain open.

        As of September 30, 2009 and December 31, 2008, the Company had a net deferred income tax asset of $1,093.6 million and $129.1 million, respectively. Certain of the Company's subsidiaries are subject to U.S. income tax. Deferred income tax assets and liabilities are established for the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Such temporary differences relate principally to unrealized gains and losses on investments and credit derivatives, deferred acquisition costs, reserves for losses and LAE, unearned premium reserves, net operating loss carryforwards ("NOLs") and statutory contingency reserves. A valuation allowance is recorded to reduce a deferred tax asset to the amount that in management's opinion is more likely than not to be realized. The increase was primarily due to the FSAH Acquisition, including deferred taxes recorded on the purchase accounting adjustment relating to unearned premium reserves and loss and loss adjustment expense reserves.

        As of September 30, 2009 and December 31, 2008, AGRO had a standalone net operating loss ("NOL") of $49.4 million and $47.9 million, respectively, which is available to offset its future U.S. taxable income. The Company has $28.7 million of this NOL available through 2017 and $20.7 million available through 2023. AGRO's stand alone NOL is not permitted to offset the income of any other members of AGRO's consolidated group due to certain tax regulations. AGMIC is a member of the same consolidated tax group as AGRO.

        Under applicable accounting rules, the Company is required to establish a valuation allowance for NOLs that are more likely than not to expire before being utilized. Management has assessed the likelihood of realization of all of its deferred tax assets. Based on this analysis, management believes it is more likely than not that $20.0 million of AGRO's $49.4 million NOL will not be utilized before it expires and has established a $7.0 million valuation allowance related to the NOL deferred tax asset. Management believes that all other deferred income taxes are more-likely-than-not to be realized. The valuation allowance is subject to considerable judgment, is reviewed quarterly and will be adjusted to the extent actual taxable income differs from estimates of future taxable income that may be used to realize NOLs or capital losses.

        The Company adopted the provisions of ASC 740-10, "Income Taxes" (FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109"), on January 1, 2007. The total liability for unrecognized tax benefits as of September 30, 2009 and December 31, 2008 was $21.7 million and $5.1 million, respectively, and was included in other liabilities on the balance sheet. The increase was mainly due to the FSAH Acquisition. The Company does not believe it is reasonably possible that this amount will change significantly in the next twelve months. The Company's policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.

        For Third Quarter 2009 and Third Quarter 2008, income tax expense was $12.2 million and income tax benefit was $36.2 million, respectively. For Nine Months 2009 and Nine Months 2008, income tax benefit was $84.5 million and income tax expense was $109.5 million, respectively. The Company's effective tax rate was an expense of 43.5% and benefit of 40.4% for Third Quarter 2009 and Nine Months 2009, respectively, compared with a benefit of 36.4% and expense of 25.9% for Third Quarter 2008 and Nine Months 2008, respectively. The Company's effective tax rates reflect the proportion of income recognized by each of its operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 35%, UK subsidiaries taxed at the UK marginal corporate tax rate of 28%, and no taxes for the Bermuda holding company and subsidiaries. Accordingly, the Company's overall corporate effective tax rate fluctuates based on the distribution of taxable income across these jurisdictions. Third Quarter 2009 and Nine Months 2009 included income related to the bargain purchase gain on FSAH Acquisition of $232.6 million and expense of $85.4 million related to goodwill impairment, which were the primary reason for the 43.5% and 40.4% effective tax rates, respectively. Third Quarter 2008 and Nine Months 2008 included $116.2 million of unrealized losses and $332.6 million of unrealized gains, respectively, on credit derivatives, the majority of which is associated with subsidiaries taxed in the U.S., and are the primary reasons for the 36.4% and 25.9% effective tax rates, respectively.

Noncontrolling Interest for Consolidated Variable Interest Entities

        The Company consolidates VIEs for which it determines that it is the primary beneficiary. In determining whether the Company is the primary beneficiary, a number of factors are considered, including the design of the entity and the risks the VIE was created to pass along to variable interest holders, the extent of credit risk absorbed by the Company through its insurance contract and the extent to which credit protection provided by other variable interest holders reduces this exposure and the exposure that the Company cedes to third party reinsurers.

        The Company adopted ASC 810-10, "Consolidation" (FAS No. 160, "Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51") and presented noncontrolling interest in the consolidated financial statements in accordance with that guidance.

Exposure to Residential Mortgage Backed Securities

        The Company's Risk Management and Surveillance personnel are responsible for monitoring and reporting on all transactions in the insured portfolio. The primary objective of the surveillance process is to monitor trends and changes in transaction credit quality, to detect any deterioration in credit quality and to take such remedial actions as may be necessary or appropriate to mitigate loss. All transactions in the insured portfolio are risk rated, and surveillance personnel are responsible for adjusting these ratings to reflect changes in transaction credit quality. In assessing the credit quality of its insured portfolio, the Company takes into consideration a variety of factors. For RMBS exposures such factors include the amount of credit support or subordination benefiting the Company's exposure, delinquency and loss trends on the underlying collateral, the extent to which the exposure has amortized and the year in which it was insured.

        The tables below provide information on the risk ratings and certain other risk characteristics of the Company's RMBS, subprime RMBS, CDOs of ABS and Prime exposures as of September 30, 2009:

Distribution of U.S. RMBS by Rating(1) and by Segment as of September 30, 2009

Ratings(1):	Direct Net Par Outstanding	%	Reinsurance Net Par Outstanding	%	Total Net Par Outstanding	%
	(dollars in millions)
Super senior	$545	1.8%	$—	—%	$545	1.8%
AAA	3,220	10.8	25	5.5	3,244	10.8
AA	2,336	7.9	46	10.4	2,383	7.9
A	2,190	7.4	80	18.1	2,271	7.5
BBB	4,856	16.3	86	19.3	4,942	16.4
Below investment grade	16,566	55.8	207	46.6	16,773	55.6

	$29,714	100.0%	$444	100.0%	$30,157	100.0%

Distribution of U.S. RMBS by Rating(1), December 31, 2006 to September 30, 2009

Ratings(1):	12/31/06	12/31/07	12/31/08	09/30/09
Super senior	41.4%	35.4%	34.7%	1.8%
AAA	23.1	33.9	9.1	10.8
AA	0.3	5.0	8.5	7.9
A	9.2	6.4	13.4	7.5
BBB	25.1	9.1	10.4	16.4
Below investment grade	0.9	10.1	24.0	55.6

	100.0%	100.0%	100.0%	100.0%

Distribution of U.S. RMBS by Rating(1) and Type of Exposure as of September 30, 2009

Ratings(1):	Prime First Lien	Prime Closed End Seconds	Prime HELOC	Alt-A First Lien	Alt-A Option ARMs	Subprime First Lien	NIMs	Total Net Par Outstanding
Super senior	$—	$—	$—	$—	$—	$545	$—	$545
AAA	179	—	488	170	165	2,243	—	3,244
AA	37	46	546	261	21	1,471	—	2,383
A	53	2	7	1,062	56	1,092	—	2,271
BBB	109	—	442	1,706	260	2,394	31	4,942
Below investment grade	639	1,310	4,795	4,076	3,500	2,283	170	16,773

Total exposures	$1,016	$1,359	$6,279	$7,275	$4,000	$10,027	$201	$30,157

 Distribution of U.S. RMBS by Year Insured and Type of Exposure as of September 30, 2009

Year insured:	Prime First Lien	Prime Closed End Seconds	Prime HELOC	Alt-A First Lien	Alt-A Option ARMs	Subprime First Lien	NIMs	Total Net Par Outstanding
2004 and prior	$81	$3	$414	$151	$64	$1,781	$1	$2,496
2005	186	—	1,336	780	189	486	15	2,992
2006	166	472	2,080	568	1,051	4,406	87	8,831
2007	583	884	2,449	3,466	2,547	3,257	98	13,284
2008	—	—	—	2,310	149	96	—	2,555
2009	—	—	—	—	—	—	—	—

Total exposures	$1,016	$1,359	$6,279	$7,275	$4,000	$10,027	$201	$30,157

(1)
Internal rating. The Company's rating scale is similar to that used by the nationally recognized rating agencies. The super senior category, which is not generally used by rating agencies, is used by the Company in instances where its AAA-rated exposure has additional credit enhancement due to either (1) the existence of another security rated AAA that is subordinated to the Company's exposure or (2) the Company's exposure benefits from a different form of credit enhancement that would pay any claims first in the event that any of the exposures incurs a loss and such credit enhancement, in management's opinion, causes the Company's attachment point to be materially above the AAA attachment point.

Distribution of U.S. RMBS by Rating(1) and Year Insured as of September 30, 2009

Year insured:	Super Senior	AAA Rated	AA Rated	A Rated	BBB Rated	BIG Rated	Total
	(dollars in millions)
2004 and prior	$—	$1,584	$116	$227	$148	$421	$2,496
2005	—	339	103	211	641	1,697	2,992
2006	545	994	1,100	917	1,377	3,898	8,831
2007	—	327	818	13	1,379	10,747	13,284
2008	—	—	246	902	1,396	10	2,555
2009	—	—	—	—	—	—	—

	$545	$3,244	$2,383	$2,271	$4,942	$16,773	$30,157

% of total	1.8%	10.8%	7.9%	7.5%	16.4%	55.6%	100.0%

Distribution of U.S. HELOC RMBS by Rating(1) and Year Insured as of September 30, 2009

Year insured:	Super Senior	AAA Rated	AA Rated	A Rated	BBB Rated	BIG Rated	Total
	(dollars in millions)
2004 and prior	$—	$40	$6	$5	$47	$317	$415
2005	—	77	—	2	161	1,095	1,336
2006	—	56	—	—	234	1,790	2,080
2007	—	315	541	—	—	1,593	2,449
2008	—	—	—	—	—	—	—
2009	—	—	—	—	—	—	—

	$—	$488	$547	$7	$442	$4,795	$6,279

% of total	0.0%	7.8%	8.7%	0.1%	7.0%	76.4%	100.0%

 Distribution of U.S. Closed End Seconds RMBS by Rating(1) and Year Insured as of September 30, 2009

Year insured:	Super Senior	AAA Rated	AA Rated	A Rated	BBB Rated	BIG Rated	Total
	(dollars in millions)
2004 and prior	$—	$0	$—	$2	$—	$—	$3
2005	—	—	—	—	—	—	—
2006	—	—	—	—	—	472	472
2007	—	—	46	—	—	838	884
2008	—	—	—	—	—	—	—
2009	—	—	—	—	—	—	—

	$—	$0	$46	$2	$—	$1,310	$1,359

% of total	0.0%	0.0%	3.4%	0.2%	0.0%	96.4%	100.0%

(1)
Internal rating. The Company's rating scale is similar to that used by the nationally recognized rating agencies. The super senior category, which is not generally used by rating agencies, is used by the Company in instances where its AAA-rated exposure has additional credit enhancement due to either (1) the existence of another security rated AAA that is subordinated to the Company's exposure or (2) the Company's exposure benefits from a different form of credit enhancement that would pay any claims first in the event that any of the exposures incurs a loss and such credit enhancement, in management's opinion, causes the Company's attachment point to be materially above the AAA attachment point.

Distribution of U.S. Alt-A RMBS by Rating(1) and Year Insured as of September 30, 2009

Year insured:	Super Senior	AAA Rated	AA Rated	A Rated	BBB Rated	BIG Rated	Total
	(dollars in millions)
2004 and prior	$—	$90	$1	$26	$20	$15	$151
2005	—	80	15	134	161	391	780
2006	—	—	—	—	—	568	568
2007	—	—	—	—	364	3,102	3,466
2008	—	—	246	902	1,162	—	2,310
2009	—	—	—	—	—	—	—

	$—	$170	$261	$1,062	$1,706	$4,076	$7,275

% of total	0.0%	2.3%	3.6%	14.6%	23.5%	56.0%	100.0%

Distribution of U.S. Alt-A Option ARM RMBS by Rating(1) and Year Insured as of September 30, 2009

Year insured:	Super Senior	AAA Rated	AA Rated	A Rated	BBB Rated	BIG Rated	Total
	(dollars in millions)
2004 and prior	$—	$—	$12	$52	$—	$—	$64
2005	—	3	—	3	38	144	189
2006	—	160	—	—	3	888	1,051
2007	—	1	9	—	70	2,467	2,547
2008	—	—	—	—	149	—	149
2009	—	—	—	—	—	—	—

	$—	$165	$21	$56	$260	$3,500	$4,000

% of total	0.0%	4.1%	0.5%	1.4%	6.5%	87.5%	100.0%

 Distribution of U.S. Subprime RMBS by Rating(1) and Year Insured as of September 30, 2009

Year insured:	Super Senior	AAA Rated	AA Rated	A Rated	BBB Rated	BIG Rated	Total
	(dollars in millions)
2004 and prior	$—	$1,437	$60	$115	$82	$88	$1,781
2005	—	180	88	46	172	—	486
2006	545	616	1,100	917	1,140	89	4,406
2007	—	11	223	13	914	2,096	3,257
2008	—	—	—	—	86	10	96
2009	—	—	—	—	—	—	—

	$545	$2,243	$1,471	$1,092	$2,394	$2,283	$10,027

% of total	5.4%	22.4%	14.7%	10.9%	23.9%	22.8%	100.0%

(1)
Internal rating. The Company's rating scale is similar to that used by the nationally recognized rating agencies. The super senior category, which is not generally used by rating agencies, is used by the Company in instances where its AAA-rated exposure has additional credit enhancement due to either (1) the existence of another security rated AAA that is subordinated to the Company's exposure or (2) the Company's exposure benefits from a different form of credit enhancement that would pay any claims first in the event that any of the exposures incurs a loss and such credit enhancement, in management's opinion, causes the Company's attachment point to be materially above the AAA attachment point.

Distribution of Financial Guaranty Direct U.S. RMBS by Rating(1) and
Type of Exposure as of September 30, 2009

Ratings(1):	Prime First Lien	Prime Closed End Seconds	Prime HELOC	Alt-A First Lien	Alt-A Option ARMs	Subprime First Lien	NIMs	Total Net Par Outstanding
Super senior	$—	$—	$—	$—	$—	$545	$—	$545
AAA	167	—	488	167	161	2,237	—	3,220
AA	3	46	541	261	21	1,466	—	2,336
A	27	—	—	1,036	51	1,077	—	2,190
BBB	108	—	385	1,704	257	2,372	31	4,856
Below investment grade	635	1,297	4,658	4,071	3,494	2,242	170	16,566

Total exposures	$939	$1,343	$6,072	$7,239	$3,983	$9,937	$201	$29,714

Distribution of Financial Guaranty Direct U.S. RMBS by Year Insured as of September 30, 2009

Year insured:	Prime First Lien	Prime Closed End Seconds	Prime HELOC	Alt-A First Lien	Alt-A Option ARMs	Subprime First Lien	NIMs	Total Net Par Outstanding
2004 and prior	$8	$—	$354	$119	$63	$1,710	$1	$2,255
2005	186	—	1,284	779	181	486	15	2,930
2006	162	459	1,985	565	1,043	4,398	87	8,700
2007	583	884	2,449	3,466	2,547	3,257	98	13,284
2008	—	—	—	2,310	149	86	—	2,545
2009	—	—	—	—	—	—	—	—

Total exposures	$939	$1,343	$6,072	$7,239	$3,983	$9,937	$201	$29,714

Distribution of Financial Guaranty Direct U.S. RMBS by Year Issued as of September 30, 2009

Year issued:	Prime First Lien	Prime Closed End Seconds	Prime HELOC	Alt-A First Lien	Alt-A Option ARMs	Subprime First Lien	NIMs	Total Net Par Outstanding
2004 and prior	$8	$—	$354	$119	$63	$1,710	$1	$2,255
2005	186	—	1,284	779	181	4,835	15	7,279
2006	162	459	2,078	879	1,043	548	87	5,257
2007	583	884	2,356	5,461	2,696	2,758	98	14,837
2008	—	—	—	—	—	86	—	86
2009	—	—	—	—	—	—	—	—

Total exposures	$939	$1,343	$6,072	$7,239	$3,983	$9,937	$201	$29,714

(1)
Internal rating. The Company's rating scale is similar to that used by the nationally recognized rating agencies. The super senior category, which is not generally used by rating agencies, is used by the Company in instances where its AAA-rated exposure has additional credit enhancement due to either (1) the existence of another security rated AAA that is subordinated to the Company's exposure or (2) the Company's exposure benefits from a different form of credit enhancement that would pay any claims first in the event that any of the exposures incurs a loss and such credit enhancement, in management's opinion, causes the Company's attachment point to be materially above the AAA attachment point.

Distribution of Financial Guaranty Direct U.S. RMBS Net Par Outstanding by Rating(1) and
Year Issued as of September 30, 2009

Year issued:	Super Senior	AAA Rated	AA Rated	A Rated	BBB Rated	BIG Rated	Total
	(dollars in millions)
2004 and prior	$—	$1,563	$69	$153	$83	$388	$2,255
2005	545	952	1,203	1,123	1,717	1,739	7,279
2006	—	389	246	13	543	4,066	5,257
2007	—	316	818	902	2,427	10,373	14,837
2008	—	—	—	—	86	—	86
2009	—	—	—	—	—	—	—

	$545	$3,220	$2,336	$2,190	$4,856	$16,566	$29,714

% of total	1.8%	10.8%	7.9%	7.4%	16.3%	55.8%	100.0%

Distribution of Financial Guaranty Direct U.S. RMBS Net Par Outstanding by Rating(1) and
Year Insured as of September 30, 2009

Year insured:	Super Senior	AAA Rated	AA Rated	A Rated	BBB Rated	BIG Rated	Total
	(dollars in millions)
2004 and prior	$—	$1,563	$69	$153	$83	$388	$2,255
2005	—	336	103	205	626	1,659	2,930
2006	545	994	1,100	917	1,371	3,772	8,700
2007	—	327	818	13	1,379	10,747	13,284
2008	—	—	246	902	1,396	—	2,545
2009	—	—	—	—	—	—	—

	$545	$3,220	$2,336	$2,190	$4,856	$16,566	$29,714

% of total	1.8%	10.8%	7.9%	7.4%	16.3%	55.8%	100.0%

(1)
Internal rating. The Company's rating scale is similar to that used by the nationally recognized rating agencies. The super senior category, which is not generally used by rating agencies, is used by the Company in instances where its AAA-rated exposure has additional credit enhancement due to either (1) the existence of another security rated AAA that is subordinated to the Company's exposure or (2) the Company's exposure benefits from a different form of credit enhancement that would pay any claims first in the event that any of the exposures incurs a loss and such credit enhancement, in management's opinion, causes the Company's attachment point to be materially above the AAA attachment point.

Distribution of Financial Guaranty Direct U.S. Mortgage-Backed Securities
Issued January 1, 2005 or Later by Exposure Type, Average Pool Factor, Subordination,
Cumulative Losses and 60+ Day Delinquencies as of September 30, 2009(1)

U.S. Prime First Lien

Year issued:	Net Par Outstanding	Pool Factor(2)	Subordination(3)	Cumulative Losses(4)	60+ Day Delinquencies(5)	Number of Transactions
	(in millions)
2005	$186	65.9%	5.4%	5.5%	0.4%	6
2006	162	73.0	7.6	0.0	9.9	1
2007	583	79.1	11.1	9.5	0.9	1
2008	—	—	—	—	—	—
2009	—	—	—	—	—	—

	$931	75.9%	9.7%	8.6%	0.8%	8

U.S. CES

Year issued:	Net Par Outstanding	Pool Factor(2)	Subordination(3)	Cumulative Losses(4)	60+ Day Delinquencies(5)	Number of Transactions
	(in millions)
2005	—	—	—	—	—	—
2006	$459	29.0%	(68.4)	16.1%	10.6%	2
2007	884	39.4	(16.9)	15.7	15.3	10
2008	—	—	—	—	—	—
2009	—	—	—	—	—	—

	$1,343	35.8%	(34.5)%	15.8%	13.7%	12

U.S. HELOC

Year issued:	Net Par Outstanding	Pool Factor(2)	Subordination(3)	Cumulative Losses(4)	60+ Day Delinquencies(5)	Number of Transactions
	(in millions)
2005	$1,284	26.2%	0.6%	10.1%	11.9%	6
2006	2,078	55.3	0.3	20.0	14.4	8
2007	2,356	48.3	3.8	19.4	17.4	8
2008	—	—	—	—	—	—
2009	—	—	—	—	—	—

	$5,718	45.8%	1.8%	17.5%	11.0%	22

U.S. Alt-A First Lien

Year issued:	Net Par Outstanding	Pool Factor(2)	Subordination(3)	Cumulative Losses(4)	60+ Day Delinquencies(5)	Number of Transactions
	(in millions)
2005	$779	49.1%	18.0%	2.8%	16.6%	21
2006	879	63.3	4.5	7.1	35.8	10
2007	5,461	71.0	18.1	4.1	30.9	14
2008	—	—	—	—	—	—
2009	—	—	—	—	—	—

	$7,119	67.7%	16.4%	4.3%	29.9%	45

(1)
Net par outstanding is based on values as of September 2009. All performance information such as pool factor, subordination, cumulative losses and delinquency is based on September 2009 information obtained from Intex, Bloomberg, and/or provided by the trustee and may be subject to restatement or correction.

(2)
Pool factor is the percentage of the current collateral balance divided by the original collateral balance of the transactions at inception.

(3)
Represents the sum of subordinate tranches and over-collateralization, expressed as a percentage of total transaction size and does not include any benefit from excess interest collections that may be used to absorb losses.

(4)
Cumulative losses are defined as net charge-offs on the underlying loan collateral divided by the original pool balance.

(5)
60+ day delinquencies are defined as loans that are more than 60 days delinquent, which includes all loans that are in foreclosure, bankruptcy or real estate owned ("REO"), divided by net par outstanding.

Distribution of Financial Guaranty Direct U.S. Mortgage-Backed Securities Issued January 1,
2005 or Later by Exposure Type, Average Pool Factor, Subordination, Cumulative Losses
and 60+ Day Delinquencies as of September 30, 2009(1)

U.S. Alt-A Option ARMs

Year issued:	Net Par Outstanding	Pool Factor(2)	Subordination(3)	Cumulative Losses(4)	60+ Day Delinquencies(5)	Number of Transactions
	(in millions)
2005	$181	37.3%	14.6%	5.0%	41.5%	4
2006	1,043	66.8	9.9	5.6	46.5	7
2007	2,696	75.9	14.3	6.4	35.5	13
2008	—	—	—	—	—	—
2009	—	—	—	—	—	—

	$3,920	71.7%	13.2%	6.2%	38.7%	24

U.S. Subprime First Lien

Year issued:	Net Par Outstanding	Pool Factor(2)	Subordination(3)	Cumulative Losses(4)	60+ Day Delinquencies(5)	Number of Transactions
	(in millions)
2005	$4,835	30.4%	60.1%	9.6%	43.2%	12
2006	548	47.1	29.6	12.2	47.8	3
2007	2,758	71.0	29.4	7.0	46.8	13
2008	86	77.7	35.3	2.9	36.7	1
2009	—	—	—	—	—	—

	$8,227	45.6%	47.5%	8.8%	44.7%	29

U.S. CMBS

Year issued:	Net Par Outstanding	Pool Factor(2)	Subordination(3)	Cumulative Losses(4)	60+ Day Delinquencies(5)	Number of Transactions
	(in millions)
2005	$3,517	94.6%	28.9%	0.1%	2.1%	159
2006	1,418	97.8	28.4	0.0	2.6	58
2007	502	86.5	21.7	0.1	3.6	13
2008	—	—	—	—	—	—
2009	—	—	—	—	—	—

	$5,437	93.6%	28.1%	0.1%	2.4%	230

(1)
Net par outstanding is based on values as of September 2009. All performance information such as pool factor, subordination, cumulative losses and delinquency is based on September 2009 information obtained from Intex, Bloomberg, and/or provided by the trustee and may be subject to restatement or correction.

(2)
Pool factor is the percentage of the current collateral balance divided by the original collateral balance of the transactions at inception.

(3)
Represents the sum of subordinate tranches and over-collateralization, expressed as a percentage of total transaction size and does not include any benefit from excess interest collections that may be used to absorb losses.

(4)
Cumulative losses are defined as net charge-offs on the underlying loan collateral divided by the original pool balance.

(5)
60+ day delinquencies are defined as loans that are greater than 60 days delinquent, which includes all loans that are in foreclosure, bankruptcy or REO, divided by net par outstanding.

 Exposure to Monolines

        The tables below summarize the exposure to each financial guaranty monoline insurer by exposure category and the underlying ratings of the Company's insured risks.

Summary of Exposure to Monolines

	As of September 30, 2009
	Insured Portfolios
	Insured Par Outstanding(1)	Ceded Par Outstanding	Investment Portfolio(2)
	(in millions)
Radian Asset Assurance Inc.	$92	$24,305	$2
RAM Reinsurance Co. Ltd.	—	14,723	—
Syncora Guarantee Inc.	3,103	4,290	26
Ambac Assurance Corporation	8,696	1,192	843
ACA Financial Guaranty Corporation	19	979	—
Financial Guaranty Insurance Company	4,216	282	83
MBIA Insurance Corporation	11,505	273	1,082
CIFG Assurance North America Inc.	299	75	23
Multiple owner	2,975	—	—

Total	$30,905	$46,119	$2,059

(1)
Represents transactions with second-to-pay Company insurance that were previously insured by other monolines. Based on net par outstanding. Includes credit derivatives in the insured portfolio.

(2)
Represents market value of investments insured by other monolines.

        The table below presents the insured par outstanding categorized by rating as of September 30, 2009:

Insured Par Outstanding

	Public Finance					Structured Finance
	AAA	AA	A	BBB	BIG	AAA	AA	A	BBB	BIG	Total
	(in millions)
Radian Asset Assurance Inc.	$—	$—	$14	$54	$21	$3	$—	$—	$—	$—	$92
RAM Reinsurance Co. Ltd.	—	—	—	—	—	—	—	—	—	—	—
Syncora Guarantee Inc.	—	—	631	789	—	508	246	354	149	426	3,103
Ambac Assurance Corporation	66	2,417	2,721	1,472	273	239	235	430	631	212	8,696
ACA Financial Guaranty Corporation	—	13	—	3	3	—	—	—	—	—	19
Financial Guaranty Insurance Company	—	284	1,645	843	—	1,177	—	142	33	92	4,216
CIFG Assurance North America Inc	—	39	75	140	45	—	—	—	—	—	299
MBIA Insurance Corporation	150	2,957	3,940	1,905	30	—	1,695	46	782	—	11,505
Multiple owner	2,975	—	—	—	—	—	—	—	—	—	2,975

Total	$3,191	$5,710	$9,026	$5,206	$372	$1,927	$2,176	$972	$1,595	$730	$30,905

Liquidity and Capital Resources

Liquidity Requirements and Sources

        AGL's liquidity, both on a short-term basis (for the next twelve months) and a long-term basis (beyond the next twelve months), is largely dependent upon: (1) the ability of its operating subsidiaries to pay dividends or make other payments to Assured Guaranty, (2) its access to external financings and

(3) net investment income from invested assets. AGL's liquidity requirements include the payment of operating expenses, interest on debt, and dividends on common shares. AGL may also require liquidity to make periodic capital investments in its operating subsidiaries. In the ordinary course of business, the Company evaluates its liquidity needs and capital resources in light of holding company expenses, debt-related expenses and dividend policy, as well as rating agency considerations. Based on the amount of dividends AGL expects to receive from its subsidiaries, cash and short term assets, and the income it expects to receive from invested assets, management believes that the Company will have sufficient liquidity to satisfy its needs over the next twelve months, including the ability to pay dividends on AGL common shares.

        The Company anticipates that, for the next twelve months and for the longer term, amounts paid by Assured Guaranty's operating subsidiaries as dividends will be a major source of liquidity. Liquidity at the Company's operating subsidiaries is used to pay operating expenses, claims, payment obligations with respect to credit derivatives, including collateral postings, reinsurance premiums and dividends to AGUS and FSAH for debt service and dividends to Assured Guaranty, as well as, where appropriate, to make capital investments in their own subsidiaries. In addition, certain of the operating companies may be required to post additional collateral in connection with credit derivatives and reinsurance transactions. Management believes that these subsidiaries' liquidity needs generally can be met from operating cash flow, including gross written premium as well as investment income and scheduled maturities and paydowns from their respective investment portfolios.

        Total cash paid for dividends to shareholders in Nine Months 2009 and Nine Months 2008 was $15.3 million, or $0.135 per common share, and $11.9 million, or $0.135 per common share, respectively. Beyond the next twelve months, the ability of the operating subsidiaries to declare and pay dividends may be influenced by a variety of factors including market conditions, insurance and rating agencies regulations and general economic conditions. Although management believes that Assured Guaranty will continue to have sufficient liquidity to meet its debt service and other obligations over the long term, as a result of the downgrade of AGC and AGUK by Moody's to Aa3 on November 12, 2009, and the statement by Moody's that Moody's expects to lower AGC's rating into the single-A range absent certain capital strengthening initiatives and that Moody's could conclude the rating review with a confirmation of AGC's ratings at the Aa3 level, with a negative outlook, if the Company fully implemented certain capital strengthening initiatives, the Company currently intends to implement a capital relief plan involving the cession of a portfolio of transactions to a third party reinsurer, intercompany capital support and approximately $300 million of additional capital. The Company may not be able to implement the capital strengthening initiatives fully or at all, and its ratings may be downgraded by one or more of the rating agencies as a result. Even if such capital strengthening initiatives were available, the cost of the capital relief may be high and therefore result in increased expense to the Company or dilution to AGL's shareholders. Furthermore, it is possible that the Company in the future may need to seek additional external debt or equity financing in order to meet operating expenses, debt service obligations or pay dividends on the common shares. These external sources of financing may or may not be available to the Company, and if available, the costs of such financing may be higher than the Company's current levels.

        Insurance policies the Company issued guaranteeing payments under bonds and other securities provide, in general, that payments of principal, interest and other amounts insured may not be accelerated by the holder of the obligation but are paid by the Company in accordance with the obligation's original payment schedule or, at the Company's option, on an accelerated basis. The Company insurance policies guaranteeing payments under CDS may provide for acceleration of amounts due upon the occurrence of certain credit events, subject to single risk limits specified in the insurance laws of the State of New York (the "New York Insurance Law"). These constraints prohibiting or limiting acceleration of certain claims are mandatory under Article 69 of the New York Insurance Law and serve to reduce the Company's liquidity requirements.

        Payments made in settlement of the Company's obligations in its insured portfolio may, and often do, vary significantly from year to year depending primarily on the frequency and severity of payment defaults and whether the Company accelerates its payment obligations in order to mitigate future losses. AGM did not draw on any alternative sources of liquidity to meet its obligations in 2008 or the first quarter of 2009. In prior years, AGM refinanced certain transactions using funds raised through the Financial Products Companies.

        The terms of the Company's CDS contracts generally are modified from standard CDS contract forms approved by the International Swaps and Derivatives Association, Inc. ("ISDA") in order to provide for payments on a scheduled basis and generally replicate the terms of a traditional financial guaranty insurance policy. Some CDS contracts the Company enters into as credit protection seller, however, utilize standard ISDA settlement mechanics of cash settlement (i.e., a process to value the loss of market value of a reference obligation) or physical settlement (i.e., delivery of the reference obligation against payment of principal by the protection seller) in the event of a "credit event," as defined in the terms of the contract. Cash settlement or physical settlement generally requires the payment of a larger amount and, accordingly, greater liquidity, prior to the maturity of the reference obligation than would settlement on a "pay-as-you-go" basis, under which the Company would be required to pay scheduled interest shortfalls during the term of reference obligation and scheduled principal shortfall only at the final maturity of the reference obligation. The Company's CDS contracts also generally provide that if events of default or termination events specified in the CDS documentation were to occur, the non-defaulting or the non-affected party, which may be either the Company or the counterparty, depending upon the circumstances, may decide to terminate the CDS contract prior to maturity. The Company may be required to make a termination payment to its swap counterparty upon such termination. See also "—Sensitivity to Rating Agency Actions in Reinsurance Business and Insured CDS Portfolio."

        At September 30, 2009, there was $89.2 billion in net par outstanding for pooled corporate CDS. At that date, approximately 69.7% of the obligations insured by the Company in CDS form referenced funded CDOs and 30.3% referenced synthetic CDOs. Potential acceleration of claims with respect to CDS obligations occur with funded CDOs and synthetic CDOs, as described below:

  •
  Funded CDOs:  The Company has credit exposure to the senior tranches of funded corporate CDOs. The senior tranches are typically rated Triple-A at the time of inception. While the majority of these exposures obligate the Company to pay only shortfalls in scheduled interest and principal at final maturity, in a limited number of cases the Company has agreed to physical settlement following a credit event. In these limited circumstances, the Company has adhered to internal limits within applicable statutory single risk constraints. In these transactions, the credit events giving rise to a payment obligation are (a) the bankruptcy of the special purpose issuer or (b) the failure by the issuer to make a scheduled payment of interest or principal pursuant to the referenced senior debt security.

  •
  Synthetic CDOs:  In the case of pooled corporate synthetic CDOs, where the Company's credit exposure was typically set at "Super Triple-A" levels at the time of inception, the Company is exposed to credit losses of a synthetic pool of corporate obligors following the exhaustion of a deductible. In these transactions, losses are typically calculated using ISDA cash settlement mechanics. As a result, the Company's exposures to the individual corporate obligors within any synthetic transaction are constrained by the New York Insurance Law single risk limits. In these transactions, the credit events giving rise to a payment obligation are generally (a) the reference entity's bankruptcy; (b) failure by the reference entity to pay its debt obligations; and (c) in certain transactions, the restructuring of the reference entity's debt obligations. The Company generally would not be required to make a payment until aggregate credit losses exceed the designated deductible threshold and only as each incremental default occurs. Once the deductible is exhausted, each further credit event would give rise to cash settlements.

  Insurance Company Restrictions

        The insurance company subsidiaries' ability to pay dividends depends, among other things, upon their financial condition, results of operations, cash requirements and compliance with rating agency requirements, and is also subject to restrictions contained in the insurance laws and related regulations of their states of domicile.

        Under Maryland's 1993 revised insurance law, AGC may pay dividends out of earned surplus in any twelve-month period in an aggregate amount not exceeding the lesser of (a) 10% of policyholders' surplus or (b) net investment income (at the preceding December 31) without prior approval of the Maryland Commissioner of Insurance. The amount available for distribution from AGC during 2009 with notice to, but without prior approval of, the Maryland Commissioner was approximately $37.8 million. Dividends paid by a U.S. company to a Bermuda holding company presently are subject to a 30% withholding tax. The amount available at AG Re to pay dividends or make a distribution of contributed surplus in 2009 in compliance with Bermuda law is $1,092 million. However, any distribution which results in a reduction of 15% or more of AG Re's total statutory capital, as set out in its previous years' financial statements, would require the prior approval of the Bermuda Monetary Authority.

        Under the New York Insurance Law, AGM may pay dividends out of earned surplus, provided that, together with all dividends declared or distributed by AGM during the preceding 12 months, the dividends do not exceed the lesser of (a) 10% of policyholders' surplus as of its last statement filed with the Superintendent of Insurance of the State of New York (the "New York Superintendent") or (b) adjusted net investment income during this period. Based on AGM's statutory statements for the first nine months of 2009, the maximum amount available for payment of dividends by AGM without regulatory approval over the 12 months following September 30, 2009 was approximately $112.0 million. Furthermore, in connection with the FSAH Acquisition, the Company has committed to the New York Insurance Department that AGM will not pay any dividends for a period of two years from the date of the FSAH Acquisition without the written approval of the New York Insurance Department.

        AGM may repurchase shares of its common stock from its shareholder subject to the New York Superintendent's approval. AGM repurchased $70.0 million of shares of its common stock during the first six months of 2008 and retired the shares. AGM repurchased shares of its common stock from FSAH totaling $180.0 million in 2007 and $100.0 million in 2006, respectively, and retired such shares.

  Cash Flows

        Net cash flows provided by operating activities were $293.6 million and $369.9 million during Nine Months 2009 and Nine Months 2008, respectively. The decrease in Nine Months 2009 cash flows provided by operating activities compared with Nine Months 2008 was due primarily to paid losses and FSAH Acquisition-related expenses, partially offset by an increase in public finance originations and one-time settlements.

        Net cash flows used in investing activities were $634.3 million and $603.0 million during Nine Months 2009 and Nine Months 2008, respectively. These investing activities generally consist of net purchases and sales of fixed maturity securities and short-term investments. The increase in 2009 was primarily due to the cost of the FSAH Acquisition of $546.0 million, net of cash acquired of $87.0 million. In addition, the Company purchased of fixed maturity securities and short-term investments with the cash generated from common stock and equity units offerings in June 2009, as described below, as well as positive cash flows from operating activities.

        Net cash flows provided by financing activities were $588.2 million and $233.4 million during Nine Months 2009 and Nine Months 2008, respectively. Positive cash flow for Nine Months 2009 was primarily due to approximately $616.3 million of cash received from the capital transaction of common stock and equity units offerings in June 2009, as described below. This was partially offset by $15.3 million in dividends, $8.3 million on note payble to related party, $3.7 million for share repurchases as described below, and $0.8 million, net, under the Company's option and incentive plans and. During Nine Months 2008 the Company paid $11.9 million in dividends, $3.6 million, net, under its option and incentive plans and $1.0 million for offering costs incurred in connection with the December 2007 equity offering and issuance of common shares to WL Ross.

  Capital Transactions

        On November 8, 2007, the Company's Board of Directors approved a new share repurchase program for up to 2.0 million common shares. Share repurchases will take place at management's discretion depending on market conditions. Through December 31, 2008 the Company repurchased 0.3 million shares of AGL's common shares. During Nine Months 2009 the Company paid $3.7 million to repurchase 1.0 million shares of AGL's common shares.

        On June 24, 2009, AGL completed the sale of 44,275,000 of its common shares (including 5,775,000 common shares allocable to the underwriters pursuant to the overallotment option) at a price of $11.00 per share. Concurrent with the common share offering, AGL along with AGUS sold 3,450,000 equity units (including 450,000 equity units allocable to the underwriters). For a description of the equity units, see "—Commitments and Contingencies—Long Term Debt Obligations—8.50% Senior Notes." The net proceeds after underwriting expenses and offering costs for these two offerings totaled approximately $616.5 million. Of that amount, the net proceeds from the equity unit offering were $170.8 million, which was allocated between $168.0 million recognized as long-term debt and $2.8 million recognized in additional paid-in-capital in shareholders' equity in the consolidated balance sheets.

Commitments and Contingencies

  Leases

        The Company and its subsidiaries are party to various lease agreements. In June 2008, the Company entered into a new five-year lease agreement for New York office space. Future minimum annual payments of $5.3 million for the first twelve month period and $5.7 million for subsequent twelve month periods commenced October 1, 2008 and are subject to escalation in building operating costs and real estate taxes. As a result of the FSAH Acquisition, during Third Quarter 2009 the Company decided not to occupy the office space described above and subleased it to two tenants for total minimum annual payments of approximately $3.7 million until October 2013. The Company wrote off related leasehold improvements and recorded a pre-tax loss on the sublease of $11.7 million, which is included in FSAH acquisition-related expenses and other liabilities in the unaudited consolidated statements of operations and balance sheets, respectively.

        The Company leases space in New York City through June 2024. In addition, the Company and its subsidiaries lease additional office space under non-cancelable operating leases, which expire at various dates through 2013. See "—Contractual Obligations Under Long Term Debt and Lease Obligations" for lease payments due by period.

        Rent expense was $2.3 million for the Third Quarter 2009.

  Long Term Debt Obligations

        The carrying value of the Company's long-term debt was as follows:

	As of
	September 30, 2009	December 31, 2008
	(in thousands)
AGUS:
7.0% Senior Notes	$197,471	$197,443
8.50% Senior Notes	169,923	—
Series A Enhanced Junior Subordinated Debentures	149,789	149,767
FSAH:
6 7/8% QUIBS	66,571	—
5.60% Notes	52,407	—
6.25% Notes	133,658	—
Junior Subordinated Debentures	145,418	—

Total long-term debt	915,237	347,210
Note Payable to Related Party	155,827	—

Total	$1,071,064	$347,210

        The Company's unaudited interim consolidated financial statements include long-term debt and related interest expense, which was used to fund the Company's insurance operations and acquisition of FSAH on July 1, 2009, as described below.

  7.0% Senior Notes

        On May 18, 2004, AGUS issued $200.0 million of 7.0% senior notes due 2034 ("7.0% Senior Notes") for net proceeds of $197.3 million. The proceeds of the offering were used to repay substantially all of a $200.0 million promissory note issued to a subsidiary of ACE in April 2004 as part of the IPO-related formation transactions. Although the coupon on the Senior Notes is 7.0%, the effective rate is approximately 6.4%, taking into account the effect of a cash flow hedge executed by the Company in March 2004. The term of the hedge matches that of the 7.0% Senior Notes. The 7.0% Senior Notes are fully and unconditionally guaranteed by Assured Guaranty.

  8.50% Senior Notes

        On June 24, 2009, AGL issued 3,450,000 equity units for net proceeds of approximately $166.8 million in a registered public offering. The net proceeds of the offering were used to pay a portion of the consideration for the FSAH Acquisition. Each equity unit consists of (i) a forward purchase contract and (ii) a 1/20th, or 5%, undivided beneficial ownership interest in $1,000 principal amount 8.50% Senior Notes due 2014 issued by AGUS and guaranteed by AGL. Under the purchase contract, holders are required to purchase, and AGL is required to issue, between 3.8685 and 4.5455 of AGL common shares for $50 no later than June 1, 2012. The actual number of shares purchased will be based on the average closing price of the common shares over a 20-trading day period ending three trading days prior to June 1, 2012. More specifically, if the average closing price per share for the relevant period (the "Applicable Market Value") is equal to or exceeds $12.93, the settlement rate will be 3.8685 shares. If the Applicable Market Value is less than or equal to $11.00, the settlement rate will be 4.5455 shares, and if it is between $11.00 and $12.93, the settlement rate will be equal to the quotient of $50.00 and the Applicable Market Value.

        The notes are pledged by the holders of the equity units to a collateral agent to secure their obligations under the purchase contracts. Interest on the notes is payable, initially, quarterly at the rate of 8.50% per year. The notes are subject to a mandatory remarketing on a date chosen by AGUS between December 1, 2011 and May 1, 2012 (or, if not remarketed during such period, during a designated three business day period in May 2012). In the remarketing, the interest rate on the notes will be reset and certain other terms of the notes may be modified in order to generate sufficient remarketing proceeds to satisfy the equity unit holders' obligations under the purchase contract and to pay fees payable to the remarketing agent. In the remarketing, AGUS may elect to extend the stated maturity of the notes to any date not later than June 1, 2039, add to, modify or remove altogether AGUS' redemption rights on the notes; provided that there will be at least two years between the reset effective date and any modified redemption date; and interest deferral provisions to the notes. If the notes are not successfully remarketed, the interest rate on the notes will not be reset and holders of all notes will have the right to put their notes to the Company on the purchase contract settlement date at a put price equal to $1,000 per note ($50 per equity unit) plus accrued and unpaid interest. This put right will be automatically exercised unless such holders (a) notify the Company of their intent to settle their obligations under the purchase contracts in cash, and (b) deliver $50 in cash per purchase contract, by the applicable dates specified by the purchase contracts. Unless an equity unit holder has settled the related purchase contract with separate cash on or prior to the purchase contract settlement date, the holder will be deemed to have elected to apply a portion of the proceeds of the put price equal to the principal amount of the notes against the holder's obligations under the related purchase contracts, thereby satisfying such obligations in full, and the Company will deliver its common shares to such holder pursuant to the related purchase contracts. Any remaining amount of the put price following satisfaction of the purchase contract will be paid to such equity unit holder.

        The notes are redeemable at AGUS' option, in whole but not in part, upon the occurrence and continuation of a tax event or an accounting event (as such terms are defined in the terms of the notes) at any time prior to the earlier of the date of a successful remarketing and the purchase contract settlement date at the redemption price described below. The aggregate redemption amount for the notes is equal to an amount that would permit the collateral agent to purchase a portfolio of U.S. Treasury securities sufficient to pay the principal amount of the notes and all scheduled interest payment dates that occur after the special event redemption date to, and including the purchase contract settlement date; provided that the aggregate redemption amount may not be less than the principal amount of the notes. Following any special event redemption of the notes, the redemption price for the notes will be paid to the collateral agent who will purchase a portfolio of Treasury securities (which will be held by the collateral agent to secure the obligations of the equity units holders under the purchase contract) and remit any remaining proceeds to the holders. Other than in connection with a special event, the notes may not be redeemed by AGUS prior to June 1, 2014.

  Series A Enhanced Junior Subordinated Debentures

        On December 20, 2006, AGUS issued $150.0 million of Series A Enhanced Junior Subordinated Debentures due 2066 for net proceeds of $149.7 million. The proceeds of the offering were used to repurchase 5,692,599 of AGL's common shares from ACE Bermuda Insurance Ltd., a subsidiary of ACE. The debentures pay a fixed 6.40% rate of interest until December 15, 2016, and thereafter pay a floating rate of interest, reset quarterly, at a rate equal to 3 month LIBOR plus a margin equal to 2.38%. AGUS may elect at one or more times to defer payment of interest for one or more consecutive periods for up to ten years. Any unpaid interest bears interest at the then applicable rate. AGUS may not defer interest past the maturity date. The Company recorded interest expense of $2.5 million for both Third Quarter 2009 and Third Quarter 2008 and $4.9 million for both Nine Months 2009 and Nine Months 2008, respectively. These debentures are guaranteed on a junior subordinated basis by Assured Guaranty.

  Debt Issued by FSAH

        AGL fully and unconditionally guarantees the following three series of FSAH debt obligations:

          (a)   6 7/8% QUIBS.    On December 19, 2001, FSAH issued $100.0 million face amount of 6 7/8% Quarterly Income Bond Securities ("QUIBS") due December 15, 2101, which are callable without premium or penalty on or after December 19, 2006. A portion of the proceeds were used to pay a dividend to the shareholders of FSAH.

          (b)   6.25% Notes.    On November 26, 2002, FSAH issued $230.0 million face amount of 6.25% Notes due November 1, 2102, which are callable without premium or penalty in whole or in part at any time on or after November 26, 2007. A portion of the proceeds were used to redeem in whole FSAH's $130.0 million principal amount of 7.375% Senior Quarterly Income Debt Securities ("QUIDS") due September 30, 2097.

          (c)   5.60% Notes.    On July 31, 2003, FSAH issued $100.0 million face amount of 5.60% Notes due July 15, 2103, which are callable without premium or penalty in whole or in part at any time on or after July 31, 2008. The proceeds were used to redeem in whole FSAH's $100.0 million principal amount of 6.950% QUIDS due November 1, 2098.

        Junior Subordinated Debentures.    AGL also guarantees, on a junior subordinated basis, the $300 million of FSAH's outstanding Junior Subordinated Debentures. On November 22, 2006, FSAH issued $300.0 million face amount of Junior Subordinated Debentures with a scheduled maturity date of December 15, 2036 and a final repayment date of December 15, 2066. The final repayment date of December 15, 2066 may be automatically extended up to four times in five-year increments provided certain conditions are met. The debentures are redeemable, in whole or in part, at any time prior to December 15, 2036 at their principal amount plus accrued and unpaid interest to the date of redemption or, if greater, the make-whole redemption price. Interest on the debentures will accrue from November 22, 2006 to December 15, 2036 at the annual rate of 6.40%. If any amount of the debentures remains outstanding after December 15, 2036, then the principal amount of the outstanding debentures will bear interest at a floating interest rate equal to one-month LIBOR plus 2.215% until repaid. FSAH may elect at one or more times to defer payment of interest on the debentures for one or more consecutive interest periods that do not exceed ten years. In connection with the completion of this offering, FSAH entered into a replacement capital covenant for the benefit of persons that buy, hold or sell a specified series of FSAH long-term indebtedness ranking senior to the debentures. Under the covenant, the debentures will not be repaid, redeemed, repurchased or defeased by FSAH or any of its subsidiaries on or before the date that is 20 years prior to the final repayment date, except to the extent that FSAH has received proceeds from the sale of replacement capital securities. The proceeds from this offering were used to pay a dividend to the shareholders of FSAH. The Junior Subordinated Debentures were issued at a discount of $1.2 million.

        Note Payable to Related Party.    Note Payable to Related Party represents debt issued by AGM to the Financial Products Companies, which were transferred to Dexia prior to the FSAH Acquisition. AGM borrowed funds from its then-consolidated financial products subsidiaries to finance the purchase of the underlying obligations of AGM-insured obligations which had breached triggers allowing AGM to exercise its right to accelerate payment of a claim in order to mitigate loss. The assets purchased are classified as assets acquired in refinancing transactions. The term of the note payable matches the terms of the assets and averaged 10 years at September 30, 2009.

Credit Facilities

        On November 6, 2006, AGL and certain of its subsidiaries entered into a $300.0 million five-year unsecured revolving credit facility (the "2006 Credit Facility") with a syndicate of banks, for which ABN AMRO Incorporated and Bank of America Securities LLC acted as lead arrangers. Under the

2006 Credit Facility, each of AGC, AGUK, AG Re, AGRO and AGL are entitled to request the banks to make loans to such borrower or to request that letters of credit be issued for the account of such borrower. Of the $300.0 million available to be borrowed, no more than $100.0 million may be borrowed by AGL, AG Re or AGRO, individually or in the aggregate, and no more than $20.0 million may be borrowed by AGUK. The stated amount of all outstanding letters of credit and the amount of all unpaid drawings in respect of all letters of credit cannot, in the aggregate, exceed $100.0 million. The 2006 Credit Facility also provides that Assured Guaranty may request that the commitment of the banks be increased an additional $100.0 million up to a maximum aggregate amount of $400.0 million. Any such incremental commitment increase is subject to certain conditions provided in the agreement and must be for at least $25.0 million.

        The proceeds of the loans and letters of credit are to be used for the working capital and other general corporate purposes of the borrowers and to support reinsurance transactions.

        At the closing of the 2006 Credit Facility, AGC guaranteed the obligations of AGUK under the facility and AGL guaranteed the obligations of AG Re and AGRO under the facility and agreed that, if the Company consolidated assets (as defined in the related credit agreement) of AGC and its subsidiaries were to fall below $1.2 billion, it would, within 15 days, guarantee the obligations of AGC and AGUK under the facility. At the same time, Assured Guaranty Overseas US Holdings Inc. guaranteed the obligations of AGL, AG Re and AGRO under the facility, and each of AG Re and AGRO guaranteed the other as well as AGL.

        The 2006 Credit Facility's financial covenants require that Assured Guaranty maintain:

  •
  a minimum net worth of 75% of the Consolidated Net Worth of Assured Guaranty as of the quarter ended June 30, 2009 and

  •
  a maximum debt-to-capital ratio of 30%.

        In addition, the 2006 Credit Facility requires that AGC maintain qualified statutory capital of at least 75% of its statutory capital as of the fiscal quarter ended September 30, 2006. Furthermore, the 2006 Credit Facility contains restrictions on AGL and its subsidiaries, including, among other things, in respect of their ability to incur debt, permit liens, become liable in respect of guaranties, make loans or investments, pay dividends or make distributions, dissolve or become party to a merger, consolidation or acquisition, dispose of assets or enter into affiliate transactions. Most of these restrictions are subject to certain minimum thresholds and exceptions. The 2006 Credit Facility has customary events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, bankruptcy or insolvency proceedings, change of control and cross default to other debt agreements. A default by one borrower will give rise to a right of the lenders to terminate the facility and accelerate all amounts then outstanding. As of September 30, 2009 and December 31, 2008, Assured Guaranty was in compliance with all of the financial covenants.

        As of September 30, 2009 and December 31, 2008, no amounts were outstanding under this facility. There have not there been any borrowings under the 2006 Credit Facility.

        Letters of credit totaling approximately $2.9 million and $2.9 million remained outstanding as of September 30, 2009 and December 31, 2008, respectively. The Company obtained the letters of credit in connection with entering into a lease for new office space in 2008, which space was subsequently sublet. See Note 10 to the consolidated financial statements in Item 1.

        On April 30, 2005 AGM entered into a limited recourse credit facility (the "AGM Credit Facility") with a syndicate of international banks, which provides up to $297.5 million for the payment of losses in respect of the covered portfolio. The AGM Credit Facility expires April 30, 2015. The facility can be utilized after AGM has incurred, during the term of the facility, cumulative municipal losses (net of any recoveries) in excess of the greater of $297.5 million or the average annual debt service of the covered portfolio multiplied by 5.0%. The obligation to repay loans under this agreement is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations in the covered portfolio, including certain installment premiums and other collateral. The ratings downgrade of AGM by Moody's to Aa3 in November, 2008 resulted in an increase to the commitment fee.

        As of September 30, 2009 and December 31, 2008, no amounts were outstanding under the AGM Credit Facility nor have there been any borrowings during the life of this facility.

        In connection with the FSAH Acquisition, under a Strip Coverage Liquidity and Security Agreement, the Company also has recourse to a facility to finance the payment of claims under certain financial guaranty insurance policies. See "—Liquidity Arrangements with Respect to FSAH's Former Financial Products Business—The Leveraged Lease Business."

  Limited-Recourse Credit Facilities

        AG Re Credit Facility

        On July 31, 2007, AG Re entered into a limited recourse credit facility ("AG Re Credit Facility") with a syndicate of banks which provides up to $200.0 million for the payment of losses in respect of the covered portfolio. The AG Re Credit Facility expires in July 2014. The facility can be utilized after AG Re has incurred, during the term of the facility, cumulative municipal losses (net of any recoveries) in excess of the greater of $260 million or the average annual debt service of the covered portfolio multiplied by 4.5%. The obligation to repay loans under this agreement is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations in the covered portfolio, including certain installment premiums and other collateral.

        As of September 30, 2009 and December 31, 2008, no amounts were outstanding under this facility nor have there been any borrowings during the life of this facility.

        AGM Credit Facility

        On April 30, 2005, AGM entered into a limited recourse credit facility ("AGM Credit Facility") with a syndicate of international banks which provides up to $297.5 million for the payment of losses in respect of the covered portfolio. The AGM Credit Facility expires April 30, 2015. The facility can be utilized after AGM has incurred, during the term of the facility, cumulative municipal losses (net of any recoveries) in excess of the greater of $297.5 million or the average annual debt service of the covered portfolio multiplied by 5.0%. The obligation to repay loans under this agreement is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations in the covered portfolio, including certain installment premiums and other collateral. The ratings downgrade of AGM by Moody's to Aa3 in November, 2008 resulted in an increase to the commitment fee.

        As of September 30, 2009 and December 31, 2008, no amounts were outstanding under this facility nor have there been any borrowings during the life of this facility.

  Committed Capital Securities

  The AGC CCS Securities

        On April 8, 2005, AGC entered into separate agreements (the "Put Agreements") with four custodial trusts (each, a "Custodial Trust") pursuant to which AGC may, at its option, cause each of the Custodial Trusts to purchase up to $50 million of perpetual preferred stock of AGC (the "AGC Preferred Stock").

        Each of the Custodial Trusts is a special purpose Delaware statutory trust formed for the purpose of (a) issuing a series of flex AGC CCS Securities representing undivided beneficial interests in the assets of the Custodial Trust; (b) investing the proceeds from the issuance of the AGC CCS Securities or any redemption in full of AGC Preferred Stock in a portfolio of high-grade commercial paper and (in limited cases) U.S. Treasury Securities (the "Eligible Assets"), and (c) entering into the Put Agreement and related agreements. The Custodial Trusts are not consolidated in Assured Guaranty's financial statements.

        Income distributions on the AGC CCS Securities were equal to an annualized rate of one-month LIBOR plus 110 basis points for all periods ending on or before April 8, 2008. For periods after that date, distributions on the AGC CCS Securities were determined pursuant to an auction process. However, on April 7, 2008 the auction process failed. As a result, the annualized rate on the AGC CCS Securities increased to one-month LIBOR plus 250 basis points. When a Custodial Trust holds Eligible Assets, the relevant distribution periods is 28 days; when a Custodial Trust holds AGC Preferred Stock, however, the distribution periods is 49 days.

        Put Agreements.    Pursuant to the Put Agreements, AGC pays a monthly put premium to each Custodial Trust except during any periods when the relevant Custodial Trust holds the AGC Preferred Stock that has been put to it or upon termination of the Put Agreement. This put premium equals the product of:

  •
  the applicable distribution rate on the AGC CCS Securities for the relevant period less the excess of (a) the Custodial Trust's stated return on the Eligible Assets for the period (expressed as an annual rate) over (b) the expenses of the Custodial Trust for the period (expressed as an annual rate);

  •
  the aggregate face amount of the AGC CCS Securities of the Custodial Trust outstanding on the date the put premium is calculated; and

  •
  the number of days in the distribution period divided by 360.

        Upon AGC's exercise of its put option, the relevant Custodial Trust will liquidate its portfolio of Eligible Assets and purchase the AGC Preferred Stock. The Custodial Trust will then hold the AGC Preferred Stock until the earlier of the redemption of the AGC Preferred Stock and the liquidation or dissolution of the Custodial Trust.

        The Put Agreements have no scheduled termination date or maturity. However, each Put Agreement will terminate if (subject to certain grace periods) (1) AGC fails to pay the put premium as required, (2) AGC elects to have the AGC Preferred Stock bear a fixed rate dividend (a "Fixed Rate Distribution Event"), (3) AGC fails to pay dividends on the AGC Preferred Stock, or the Custodial Trust's fees and expenses for the related period, (4) AGC fails to pay the redemption price of the AGC Preferred Stock, (5) the face amount of a Custodial Trust's CCS Securities is less than $20 million, (6) AGC terminates the Put Agreement, or (7) a decree of judicial dissolution of the Custodial Trust is entered. If, as a result of AGC's failure to pay the put premium, the Custodial Trust is liquidated, AGC will be required to pay a termination payment, which will in turn be distributed to the holders of the AGC CCS Securities. The termination payment will be at a rate equal to 1.10% per annum of the amount invested in Eligible Assets calculated from the date of the failure to pay the put premium through the end of the applicable period.

        As of September 30, 2009 and December 31, 2008, the put option had not been exercised.

        AGC Preferred Stock.    The dividend rate on the AGC Preferred Stock is determined pursuant to the same auction process applicable to distributions on the AGC CCS Securities. However, if a a Fixed Rate Distribution Event occurs, the distribution rate on the AGC Preferred Stock will be the fixed rate equivalent of one-month LIBOR plus 2.50%. For these purposes, a "Fixed Rate Distribution Event"

will occur when AGC Preferred Stock is outstanding, if (subject to certain grace periods): (1) AGC elects to have the AGC Preferred Stock bear dividends at a fixed rate, (2) AGC does not pay dividends on the AGC Preferred Stock for the related distribution period or (3) AGC does pay the fees and expenses of the Custodial Trust for the related distribution period. During the period in which AGC Preferred Stock is held by a Custodial Trust and unless a Fixed Rate Distribution Event has occurred, dividends will be paid every 49 days. Following a Fixed Rate Distribution Event, dividends will be paid every 90 days.

        Unless redeemed by AGC, the AGC Preferred Stock will be perpetual. Following exercise of the put option during any Flexed Rate Period, AGC may redeem the AGC Preferred Stock held by a Custodial Trust in whole and not in part on any distribution payment date by paying the Custodial Trust the liquidation preference amount of the AGC Preferred Stock plus any accrued but unpaid dividends for the then current distribution period. If AGC redeems the AGC Preferred Stock held by a Custodial Trust, the Custodial Trust will reinvest the redemption proceeds in Eligible Assets and AGC will pay the put premium to the Custodial Trust. If the AGC Preferred Stock was distributed to holders of AGC CCS Securities during any Flexed Rate Period then AGC may not redeem the AGC Preferred Stock until the end of the period.

        Following exercise of the put option, AGC Preferred Stock held by a Custodial Trust in whole or in part on any distribution payment date by paying the Custodial Trust the liquidation preference amount of the AGC Preferred Stock to be redeemed plus any accrued but unpaid dividends for the then current distribution period. If AGC partially redeems the AGC Preferred Stock held by a Custodial Trust, the redemption proceeds will be distributed pro rata to the holders of the CCS Securities (with a corresponding reduction in the aggregate face amount of AGC CCS Securities). However, AGC must redeem all of the AGC Preferred Stock if, after giving effect to a partial redemption, the aggregate liquidation preference amount of the AGC Preferred Stock held by the Custodial Trust immediately following such redemption would be less than $20 million. If a Fixed Rate Distribution Event occurs, AGC may not redeem the AGC Preferred Stock for two years from the date of the Fixed Rate Distribution Event.

  The AGM CPS Securities

        In June 2003, $200.0 million of AGM Committed Preferred Trust Securities, money market preferred trust securities, were issued by trusts created for the primary purpose of issuing the AGM CPS Securities, investing the proceeds in high-quality commercial paper and selling put options to AGM, allowing AGM to issue the trusts non-cumulative redeemable perpetual preferred stock (the "AGM Preferred Stock") of AGM in exchange for cash. There are four trusts each with an initial aggregate face amount of $50 million. These trusts hold auctions every 28 days at which time investors submit bid orders to purchase AGM CPS Securities. If AGM were to exercise a put option, the applicable trust would transfer the portion of the proceeds attributable to principal received upon maturity of its assets, net of expenses, to AGM in exchange for Preferred Stock of AGM. AGM pays a floating put premium to the trusts, which represents the difference between the commercial paper yield and the winning auction rate (plus all fees and expenses of the trust). If any auction does not attract sufficient clearing bids, however, the auction rate is subject to a maximum rate of 200 basis points above LIBOR for the next succeeding distribution period. Beginning in August 2007, the AGM CPS Securities required the maximum rate for each of the relevant trusts. AGM continues to have the ability to exercise its put option and cause the related trusts to purchase AGM Preferred Stock. The trusts provide AGM access to new capital at its sole discretion through the exercise of the put options. The Company does not consider itself to be the primary beneficiary of the trusts because it does not retain the majority of the residual benefits or expected losses.

Contractual Obligations Under Long Term Debt and Lease Obligations

        The following table summarizes the Company's contractual obligations under long term debt and lease obligations as of September 30, 2009:

	As of September 30, 2009
	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
	($ in millions)
7.0% Senior Notes(1)	$14.0	$28.0	$28.0	$478.8	$548.8
8.50% Senior Notes(1)	14.7	29.3	194.5	—	238.5
Series A Enhanced Junior Subordinated Debentures(1)	9.6	19.2	19.2	658.5	706.5
5.60% Notes(1)	5.6	11.2	11.2	604.5	632.5
6.25% Notes(1)	14.4	28.8	28.7	1,514.7	1,586.6
6 7/8% QUIBS(1)	6.9	13.7	13.7	708.3	742.6
Junior Subordinated Debentures(1)	19.2	38.4	38.4	732.6	828.6
Note Payable to Related Party(1)	16.4	33.3	67.2	100.7	217.6
Operating lease obligations(2)	12.2	22.0	19.0	91.7	144.9

Total	$113.0	$223.9	$419.9	$4,889.8	$5,646.6

(1)
Principal and interest. See also Note 12 to the unaudited consolidated financial statements in Item 1.

(2)
Lease payments are subject to escalations in building operating costs and real estate taxes.

Investment Portfolio

        The Company's investment portfolio consisted of $8.448.1 million of fixed maturity securities, $1,492.9 million of short-term investments and a duration of 3.8 years as of September 30, 2009, compared with $3,154.1 million of fixed maturity securities, $477.2 million of short-term investments and a duration of 4.1 years as of December 31, 2008. The Company's fixed maturity securities are designated as available-for-sale in accordance with ASC 320-10. Fixed maturity securities are reported at their fair value in accordance with ASC 320-10, and the change in fair value is reported as part of accumulated other comprehensive income. If management believes the decline in fair value is "other than temporary," the Company writes down the carrying value of the investment and records a realized loss in the statement of operations.

        Fair value of the fixed maturity securities is based upon market prices provided by either independent pricing services or, when such prices are not available, by reference to broker or underwriter bid indications. The Company's investment portfolio does not include any non-publicly traded securities. For a detailed description of the Company's valuation of investments see Note 7 to the consolidated financial statements in Item 1.

        The Company reviews the investment portfolio for possible impairment losses. For additional information, see Note 7 to the consolidated financial statements in Item 1.

        The following table summarizes the ratings distributions of the Company's investment portfolio as of September 30, 2009 and December 31, 2008. Ratings are represented by the lower of the Moody's and S&P classifications.

	As of September 30, 2009	As of December 31, 2008
AAA or equivalent	45.6%	59.0%
AA	34.2	23.8
A	16.7	15.5
BBB	2.2	1.7
Below investment grade(1)	1.3	—

Total	100.0%	100.0%

(1)
Represents $1.0 million, or less than 0.1%, of the investment portfolio at December 31, 2008.

        As of September 30, 2009, the Company's investment portfolio contained 30 securities that were not rated or rated BIG compared to three securities as of December 31, 2008. As of September 30, 2009 and December 31, 2008, respectively, the weighted average credit quality of the Company's entire investment portfolio was AA and AA+.

        As of September 30, 2009, $2,058.6 million of the Company's $8,448.1 million of fixed maturity securities were guaranteed by third parties. The following table presents the credit rating of these $2,058.6 million of securities without the third-party guaranty:

Rating	Amount
(in millions)
AAA	$15.8
AA	937.5
A	958.8
BBB	76.7
Below investment grade	5.2
Not Available	64.6

Total(1)	$2,058.6

(1)
Excludes $545.6 million of fixed maturity securities wrapped by AGC and AGM.

        As of September 30, 2009, the distribution by third-party guarantor is presented in the following table:

Guarantor	Amount
(in millions)
Ambac	$842.7
CIFG	23.3
FGIC	83.4
MBIA	1,081.5
Radian	1.5
XLCA	26.2

Total(1)	$2,058.6

(1)
Excludes $545.6 million of fixed maturity securities wrapped by AGC and AGM.

        As of September 30, 2009 and to date, the Company had no investments in or asset positions with any of these guarantors.

        Short-term investments include securities with maturity dates equal to or less than one year from the original issue date. The Company's short-term investments are composed of money market funds, discounted notes and certain time deposits for foreign cash portfolios. Short-term investments are reported at cost, which approximates the fair value of these securities due to the short maturity of these investments.

        Under agreements with its cedants and in accordance with statutory requirements, the Company maintained fixed maturity securities in trust accounts of $2,666.2 million and $1,233.4 million as of September 30, 2009 and December 31, 2008, respectively, for the benefit of reinsured companies and for the protection of policyholders, generally in states in which AGL or its subsidiaries, as applicable, are not licensed or accredited.

        Under certain derivative contracts, the Company is required to post eligible securities as collateral, generally cash or U.S. government or agency securities. The need to post collateral under these transactions is generally based on mark-to-market valuation in excess of contractual thresholds. The fair market value of the Company's pledged securities totaled $570.6 million and $157.7 million as of September 30, 2009 and December 31, 2008, respectively.

Liquidity Arrangements with respect to FSAH's former Financial Products Business

        FSAH's former financial products segment had been in the business of borrowing funds through the issuance of GICs and MTNs and reinvesting the proceeds in investments that met FSAH's investment criteria. The financial products business also included the equity payment undertaking agreement portion of the leveraged lease business, as described further below in "—The Leveraged Lease Business."

  The GIC Business

        In connection with the acquisition of FSAH by AGUS, Dexia and certain of its affiliates have entered into a number of agreements to protect the Company and AGM against ongoing risk related to GICs issued by, and the GIC business conducted by, the Financial Products Companies, former subsidiaries of FSAH now held by Dexia. These agreements include a guarantee jointly and severally issued by Dexia and DCL to AGM that guarantees the payment obligations of AGM under its policies related to the GIC business and an indemnification agreement between AGM, Dexia and DCL that protects AGM against other losses arising out of or as a result of the GIC business, as well as the liquidity facilities and the swap agreements described below.

        On June 30, 2009, affiliates of Dexia executed amended and restated liquidity commitments to FSA Asset Management LLC ("FSAM"), a former FSAH subsidiary, of $11.5 billion in the aggregate. Pursuant to the liquidity commitments, the Dexia affiliates assume the risk of loss, and support the payment obligations of FSAM and the three former FSAH subsidiaries that issued GICs (collectively, the "GIC Issuers") in respect of the GICs and the GIC business. The term of the commitments will generally extend until the GICs have been paid in full. The liquidity commitments comprised of an amended and restated revolving credit agreement (the "Liquidity Facility") pursuant to which DCL and Dexia Bank Belgium SA commit to provide funds to FSAM in an amount up to $8.0 billion (approximately $4.2 billion of which was outstanding under the previously existing revolving credit facility as of September 30, 2009), and a master repurchase agreement (the "Repurchase Facility Agreement" and, together with the Liquidity Facility, the "Guaranteed Liquidity Facilities") pursuant to which DCL will provide up to $3.5 billion of funds in exchange for the transfer by FSAM to DCL of FSAM securities that are not eligible to satisfy collateralization obligations of the GIC Issuers under the GICs. As of September 30, 2009, no amounts were outstanding under the Repurchase Facility Agreement.

        On June 30, 2009, to support the payment obligations of FSAM and the GIC Issuers, each of Dexia and DCL entered into two separate ISDA Master Agreements, each with its associated schedule, confirmation and credit support annex (the "Guaranteed Put Contract" and the "Non-Guaranteed Put Contract" respectively, and collectively, the "Dexia Put Contracts"), pursuant to which Dexia and DCL jointly and severally guarantee the scheduled payments of interest and principal in relation to each FSAM asset, as well as any failure of Dexia or its affiliates to provide liquidity or liquid collateral under the Guaranteed Liquidity Facilities. The Dexia Put Contracts reference separate portfolios of FSAM assets to which assets owned by FSAM as of September 30, 2008 were allocated, with the less liquid assets and the assets with the lowest market-to-market values generally being allocated to the Guaranteed Put Contract. As of September 30, 2009, the aggregate outstanding principal balance of FSAM assets related to the Guaranteed Put Contract was equal to approximately $11.5 billion and the aggregate principal balance of FSAM assets related to the Non-Guaranteed Put Contract was equal to approximately $4.4 billion.

        Pursuant to the Dexia Put Contracts, FSAM may put an amount of FSAM assets to Dexia and DCL:

  •
  in exchange for funds in an amount generally equal to the lesser of (A) the outstanding principal balance of the GICs and (B) the shortfall related to (i) the failure of a Dexia party to provide liquidity or collateral as required under the Guaranteed Liquidity Facilities (a "Liquidity Default Trigger") or (ii) the failure by either Dexia or DCL to transfer the required amount of eligible collateral under the credit support annex of the applicable Dexia Put Contract (a "Collateral Default Trigger");

  •
  in exchange for funds in an amount equal to the outstanding principal amount of an FSAM asset with respect to which any of the following events have occurred (an "Asset Default Trigger"):

  (a)
  the issuer of such FSAM asset fails to pay the full amount of the expected interest when due or to pay the full amount of the expected principal when due (following expiration of any grace period) or within five business days following the scheduled due date,

  (b)
  a writedown or applied loss results in a reduction of the outstanding principal amount, or

  (c)
  the attribution of a principal deficiency or realized loss results in a reduction or subordination of the current interest payable on such FSAM asset;

    provided, that Dexia and DCL have the right to elect to pay only the difference between the amount of the expected principal or interest payment and the amount of the actual principal or interest payment, in each case, as such amounts come due, rather than paying an amount equal to the outstanding principal amount of applicable FSAM asset; and/or

  •
  in exchange for funds in an amount equal to the lesser of (a) the aggregate outstanding principal amount of all FSAM assets in the relevant portfolio and (b) the aggregate outstanding principal balance of all of the GICs, upon the occurrence of an insolvency event with respect to Dexia as set forth in the Dexia Put Contracts (a "Bankruptcy Trigger").

        To secure each Dexia Put Contract, Dexia and DCL will, pursuant to the related credit support annex, post eligible highly liquid collateral having an aggregate value (subject to agreed reductions) equal to at least the excess of (a) the aggregate principal amount of all outstanding GICs over (b) the aggregate mark-to-market value of FSAM's assets. Prior to September 29, 2011 (the "Expected First Collateral Posting Date"), the aggregate mark-to-market value of the FSAM assets related to the Guaranteed Put Contract will be deemed to be equal to the aggregate unpaid principal balance of such assets for purposes of calculating their mark-to-market value. As a result, it is expected that Dexia and DCL will not be required to post collateral until the Expected First Collateral Posting Date. Additional collateralization is required in respect of certain other liabilities of FSAM.

        On June 30, 2009, the States of Belgium and France (the "States") issued a guarantee to FSAM pursuant to which the States guarantee, severally but not jointly, Dexia's payment obligations under the Guaranteed Put Contract, subject to certain limitations set forth therein. The States' guarantee with respect to payment demands arising from Liquidity Default Triggers and Collateral Default Triggers is scheduled to expire on October 31, 2011, and the States' guarantee with respect to payment demands arising from an Asset Default Trigger or a Bankruptcy Trigger is scheduled to expire on the earlier of (a) the final maturity of the latest maturing of the remaining FSAM assets related to the Guaranteed Put Contract, and (b) March 30, 2035.

  The MTN Business

        In connection with the Company's acquisition of FSAH, DCL issued a funding guaranty (the "Funding Guaranty") pursuant to which DCL has guaranteed, for the benefit of AGM and Financial Security Assurance International, Ltd. (the "Beneficiaries" or the "FSA Parties"), the payment to or on behalf of the relevant Beneficiary of an amount equal to the payment required to be made under an FSA Policy (as defined below) issued by that Beneficiary and a reimbursement guaranty (the "Reimbursement Guaranty" and, together with the Funding Guaranty, the "DCL Guarantees") pursuant to which DCL has guaranteed, for the benefit of each Beneficiary, the payment to the applicable Beneficiary of reimbursement amounts related to payments made by that Beneficiary following a claim for payment under an obligation insured by an FSA Policy. Under a Separation Agreement dated as of July 1, 2009 among DCL, the FSA Parties, FSA Global Funding Limited ("FSA Global") and Premier International Funding Co., and the DCL Guarantees, DCL agreed to fund, on behalf of the FSA Parties, 100% of all policy claims made under the financial guaranty insurance policies issued by the FSA Parties (the "FSA Policies") in relation to the medium-term note issuance program of FSA Global (the "MTN Business"). Without limiting DCL's obligation to fund 100% of all policy claims under those FSA Policies, the FSA Parties will have a separate obligation to remit to DCL a certain percentage (ranging from 0% to 25%) of those policy claims. AGM, the Company and related parties are also protected against losses arising out of or as a result of the MTN Business through an indemnification agreement with DCL.

  The Leveraged Lease Business

        On July 1, 2009, DCL, acting through its New York Branch ("DCL (NY)"), and AGM entered into a Strip Coverage Liquidity and Security Agreement (the "Strip Coverage Facility") pursuant to which DCL (NY) agreed to make loans to AGM, for the purpose of financing the payment of claims under certain financial guaranty insurance policies ("strip policies") that were outstanding as of November 13, 2008 and issued by AGM, or an affiliate or a subsidiary of AGM. The strip policies guaranteed the payment of unfunded strip coverage amounts to a lessor in a leveraged lease transaction, in the event that a tax-exempt entity defaulted on its obligation to pay this portion of its early termination payment. AGM may request advances under the Strip Coverage Facility without any explicit limit on the number of loan requests, provided that the aggregate principal amount of loans outstanding as of any date may not exceed $1 billion (the "Commitment Amount"). The Commitment Amount:

  (a)
  may be reduced at the option of AGM without a premium or penalty; and

  (b)
  will be reduced in the amounts and on the dates described in the Strip Coverage Facility either in connection with the scheduled amortization of the Commitment Amount or if

    AGM's consolidated net worth as of June 30, 2014 is less than a specified consolidated net worth.

        As of September 30, 2009, no advances were outstanding under the Strip Coverage Facility.

        DCL (NY)'s commitment to make advances under the Strip Coverage Facility is subject to the satisfaction by AGM of customary conditions precedent, including compliance with certain financial covenants, and will terminate at the earliest of (A) the occurrence of a change of control with respect to AGM, (B) the reduction of the Commitment Amount to $0 and (C) January 31, 2042.

Sensitivity to Ratings Agency Actions in Reinsurance Business and Insured CDS Portfolio

        The Company's reinsurance business and its insured CDS portfolio are both sensitive to rating agency actions. The rating actions taken by Moody's on November 12, 2009 to downgrade the insurance financial strength rating of AG Re and its subsidiaries to A1 from Aa3 and to downgrade the insurance financial strength rating of AGC and AGUK to Aa3 from Aa2 have the following effects upon the business and financial condition of those companies.

        With respect to a significant portion of the Company's in-force financial guaranty reinsurance business, due to the downgrade of AG Re to A1, subject to the terms of each reinsurance agreement, the ceding company may have the right to recapture business ceded to AG Re and assets representing substantially all of the statutory unearned premium and loss reserves (if any) associated with that business. As of September 30, 2009, the statutory unearned premium, which represents deferred revenue to the Company, subject to recapture was approximately $156 million. If this entire amount were recaptured, it would result in a corresponding one-time reduction to net income of approximately $9 million.

        Additionally, if the ratings of the Company's insurance subsidiaries were reduced below current levels, the Company could be required to make a termination payment on certain of its credit derivative contracts as determined under the relevant documentation. As of September 30, 2009, if AGC's ratings were downgraded to levels between BBB or Baa2 and BB+ or Ba1, certain CDS counterparties could terminate certain CDS contracts covering approximately $7.3 billion par insured, compared to $7.7 billion as of June 30, 2009. As of September 30, 2009, if AGRO's ratings were downgraded to BBB- or Baa3, certain CDS counterparties could terminate certain CDS contracts covering approximately $3.1 million par insured. As of September 30, 2009, AG Re had no CDS exposure subject to termination based on its rating. The Company does not believe that it can accurately estimate the termination payments it could be required to make if, as a result of any such downgrade, a CDS counterparty terminated its CDS contracts with the Company. These payments could have a material adverse effect on the Company's liquidity and financial condition.

        Under a limited number of other CDS contracts, the Company may be required to post eligible securities as collateral—generally cash or U.S. government or agency securities. This requirement is based generally on a mark-to-market valuation in excess of contractual thresholds that decline if the Company's ratings decline. As of September 30, 2009, the Company had posted approximately $570.6 million of collateral in respect of approximately $19.8 billion of par insured. Upon the downgrade of AGC by Moody's on November 12, 2009, certain of the thresholds set out in the CDS contracts were eliminated, and as of November 16, 2009, the amount of par that the Company has subject to collateral posting requirements is approximately $20.38 billion. Accordingly, the Company may be required to post incremental collateral in addition to the $570.6 million already being posted. Amounts required to be posted as collateral in the future will depend the market values of the transactions subject to the collateral posting, which market values change from time to time.

        As of November 16, 2009, if AGC were further downgraded, additional contractual thresholds would be eliminated and the amount of par that the Company would have subject to collateral posting requirements would increase to approximately $20.41 billion in the case of a downgrade below AA- or Aa3 to A+ or A1, and approximately $20.49 billion in the case of a downgrade below A- or A3 to BBB+ or Baa1 or below. In each case, the actual amounts required to be posted would be based on market conditions at the time of the posting and the applicable CDS contracts. Any such amounts posted could have a material adverse effect on the Company's liquidity.

Credit Risk

        The recent credit crisis and related turmoil in the global financial system has had and may continue to have an impact on the Company's business. On September 15, 2008, Lehman Brothers Holdings Inc. filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York and its subsidiary LBIE was placed into administration in the United Kingdom. The Company has not received payment since September 15, 2008. In July 2009, the Company terminated its master agreement with LBIE.

        As of September 30, 2009, the present value of future installments ("PVI") of the Company's CDS contracts with counterparties in the financial services industry was approximately $671.0 million. The largest counterparties were:

Counterparty	PVI Amount
(in millions)
Deutsche Bank AG	$170.8
Dexia Bank	59.0
Barclays Capital	53.6
RBS/ABN AMRO	40.5
Morgan Stanley Capital Services Inc.	39.5
Rabobank International	37.5
BNP Paribas Finance Inc.	34.7
Others(1)	235.4

Total	$671.0

(1)
Each counterparty within the "Other" category represents less than 5% of the total.

Recent Accounting Pronouncement

        In August 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update No. 2009-05, "Fair Value Measurements and Disclosures—Measuring Liabilities at Fair Value" ("ASU 2009-05"). The update provides clarification for circumstances in which a quoted price in an active market for an identical liability is not available. ASU 2009- 05 is effective for the first reporting period beginning after August 2009. The adoption of ASU 2009-05 did not have a material impact on the Company's financial statements.

        In June 2009, the FASB issued ASC 105, "Generally Accepted Accounting Principles" (FAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162"). This statement modifies the GAAP hierarchy by establishing only two levels of GAAP, authoritative and non-authoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification, also known collectively as the "Codification," is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the Securities and Exchange Commission ("SEC"). Non-authoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation. Technical references to GAAP included in these Notes to Consolidated Financial Statements are provided under the new FASB ASC structure with the prior terminology included parenthetically when first used.

        In June 2009, the FASB issued FAS No. 167, "Amendments to FASB Interpretation No. 46(R) ("FAS 167"). FAS 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. FAS 167 will require a company to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. FAS 167 will become effective for the Company's fiscal year beginning January 1, 2010. The Company is currently evaluating the effect, if any, the adoption of FAS 167 will have on its consolidated financial statements.

        In September 2008, the FASB issued ASC 815-10-65-2, "Derivatives and Hedging" (Staff Position ("FSP") FAS 133-1 and FASB Interpretation No. ("FIN") 45-4, "Disclosures About Credit Derivatives and Certain Guarantees") and ASC 815-10, "Derivatives and Hedging" (FAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities") to address concerns that current derivative disclosure requirements did not adequately address the potential adverse effects that these instruments can have on the financial performance and operations of an entity. Companies are required to provide enhanced disclosures about their derivative activities to enable users to better understand: (1) how and why a company uses derivatives, (2) how it accounts for derivatives and related hedged items, and (3) how derivatives affect its financial statements. These should include the terms of the derivatives, collateral posting requirements, triggers, and other significant provisions that could be detrimental to earnings or liquidity. Management believes that the Company's current derivatives disclosures are in compliance with the requirements of ASC 815-10-65-2 and ASC 815-10.

        In December 2007, the FASB issued ASC 805-10. ASC 805-10 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. ASC 805-10 also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. The Company applied the provisions of ASC 805-10 to account for the FSAH Acquisition. See Note 2.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Market Risk

        Market risk represents the potential for losses that may result from changes in the value of a financial instrument as a result of changes in market conditions. The primary market risks that impact the value of the Company's financial instruments are interest rate risk, basis risk, such as taxable interest rates relative to tax-exempt interest rates, and credit spread risk. Each of these risks and the specific types of financial instruments impacted are described below. Senior managers in the Company's surveillance department are responsible for monitoring risk limits and applying risk measurement methodologies. The estimation of potential losses arising from adverse changes in market conditions is a key element in managing market risk. The Company uses various systems, models and stress test scenarios to monitor and manage market risk. These models include estimates made by management that use current and historic market information. The valuation results from these models could differ materially from amounts that actually are realized in the market.

        Financial instruments that may be adversely affected by changes in interest rates consist primarily of investment securities. The primary objective in managing the Company's investment portfolio is generation of an optimal level of after-tax investment income while preserving capital and maintaining adequate liquidity. Investment strategies are based on many factors, including the Company's tax position, fluctuation in interest rates, regulatory and rating agency criteria and other market factors. As of January 1, 2005 the Company had retained an investment manager to manage the investment portfolio. The investment manager manages the fixed maturity investment portfolio in accordance with investment guidelines approved by the Company's Board of Directors.

        Financial instruments that may be adversely affected by changes in credit spreads consist primarily of Assured Guaranty's outstanding credit derivative contracts. The Company enters into credit derivative contracts which require it to make payments upon the occurrence of certain defined credit events relating to an underlying obligation (generally a fixed income obligation). The Company's credit derivative exposures are substantially similar to its financial guaranty insurance contracts and provide for credit protection against payment default, and are generally not subject to collateral calls due to changes in market value. In general, the Company structures credit derivative transactions such that the circumstances giving rise to the obligation to make loss payments is similar to that for financial guaranty insurance policies and only occurs as losses are realized on the underlying reference obligation. Nonetheless, credit derivative transactions are governed by ISDA documentation and operate differently from financial guaranty insurance policies. For example, the Company's control rights with respect to a reference obligation under a credit derivative may be more limited than when the Company issues a financial guaranty policy on a direct primary basis. In addition, while the Company's exposure under credit derivatives, like its exposure under financial guaranty policies, is generally for as long as the reference obligation remains outstanding, unlike financial guaranty insurance policies, a credit derivative may be terminated for a breach of the ISDA documentation or other specific events. Under certain documents, the Company may have the right to cure the termination event by posting collateral, assigning its rights and obligations in respect of the transactions to a third party or seeking a third party guarantee of the obligations of the Company.

        If certain of its credit derivative contracts are terminated, the Company could be required to make a termination payment as determined under the relevant documentation, although under certain documents, the Company may have the right to cure the termination event by posting collateral, assigning its rights and obligations in respect of the transactions to a third party or seeking a third party guaranty of the obligations of the Company. As of September 30, 2009, if AGC's ratings were downgraded to levels between BBB or Baa2 and BB+ or Ba1, certain CDS counterparties could terminate certain CDS contracts covering approximately $7.3 billion par insured, compared to $7.7 billion as of June 30, 2009. As of September 30, 2009, if AGRO's ratings were downgraded to

BBB- or Baa3, certain CDS counterparties could terminate certain CDS contracts covering approximately $3.1 million par insured. As of September 30, 2009, AG Re had no CDS exposure subject to termination based on its rating. The Company does not believe that it can accurately estimate the termination payments it could be required to make if, as a result of any such downgrade, a CDS counterparty terminated its CDS contracts with the Company. These payments could have a material adverse effect on the Company's liquidity and financial condition.

        Under a limited number of other CDS contracts, the Company may be required to post eligible securities as collateral—generally cash or U.S. government or agency securities. This requirement is based generally on a mark-to-market valuation in excess of contractual thresholds that decline if the Company's ratings decline. As of September 30, 2009, the Company had posted approximately $570.6 million of collateral in respect of approximately $19.8 billion of par insured. Upon the downgrade of AGC by Moody's on November 12, 2009, certain of the thresholds set out in the CDS contracts were eliminated, and as of November 16, 2009, the amount of par that the Company has subject to collateral posting requirements is approximately $20.38 billion. Accordingly, the Company may be required to post incremental collateral in addition to the $570.6 million already being posted. Amounts required to be posted as collateral in the future will depend the market values of the transactions subject to the collateral posting, which market values change from time to time.

        As of November 16, 2009, if AGC were further downgraded, additional contractual thresholds would be eliminated and the amount of par that the Company would have subject to collateral posting requirements would increase to approximately $20.41 billion in the case of a downgrade below AA- or Aa3 to A+ or A1, and approximately $20.49 billion in the case of a downgrade below A- or A3 to BBB+ or Baa1 or below. In each case, the actual amounts required to be posted would be based on market conditions at the time of the posting and the applicable CDS contracts. Any such amounts posted could have a material adverse effect on the Company's liquidity.

        Unrealized gains and losses on credit derivatives are a function of changes in the estimated fair value of the Company's credit derivative contracts. If credit spreads of the underlying obligations change, the fair value of the related credit derivative changes. Market liquidity could also impact valuations of the underlying obligations. As such, Assured Guaranty experiences mark-to-market gains or losses. The Company considers the impact of its own credit risk, together with credit spreads on the risk that it assumes through CDS contracts, in determining the fair value of its credit derivatives. The Company determines its own credit risk based on quoted CDS prices traded on the Company at each balance sheet date. The quoted price of CDS contracts traded on AGC at September 30, 2009 and December 31, 2008 was 825 basis points and 1,775 basis points, respectively. The quoted price of CDS contracts traded on AGM at September 30, 2009 and December 31, 2008 was 660 bps and 1,420 bps, respectively. Historically, the price of CDS traded on AGC and AGM moves directionally the same as general market spreads. Generally, a widening of the CDS prices traded on AGC and AGM has an effect of offsetting unrealized losses that result from widening general market credit spreads, while a narrowing of the CDS prices traded on AGC and AGM has an effect of offsetting unrealized gains that result from narrowing general market credit spreads. An overall narrowing of spreads generally results in an unrealized gain on credit derivatives for the Company and an overall widening of spreads generally results in an unrealized loss for the Company.

        The impact of changes in credit spreads will vary based upon the volume, tenor, interest rates, and other market conditions at the time these fair values are determined. In addition, since each transaction has unique collateral and structure terms, the underlying change in fair value of each transaction may vary considerably. The fair value of credit derivative contracts also reflects the change in the Company's own credit cost, based on the price to purchase credit protection on AGC and AGM. During Third Quarter 2009 and Nine Months 2009, the Company incurred net pre-tax unrealized losses on credit derivatives of $205.3 million and $432.6 million, respectively. As of September 30, 2009 the net credit liability included a reduction in the liability of $6,716.1 million representing AGC's and

AGM's credit value adjustment, which was based on the market cost of AGC's and AGM's credit protection of 825 and 660 basis points, respectively. Management believes that the trading level of AGC's and AGM's credit spread was due to the correlation between AGC's and AGM's risk profile and that experienced currently by the broader financial markets and increased demand for credit protection against AGC and AGM as the result of its financial guaranty direct segment financial guarantee volume, as well as the overall lack of liquidity in the CDS market. Offsetting the benefit attributable to AGC's and AGM's credit spread were declines in fixed income security market prices primarily attributable to widening spreads in certain markets as a result of the continued deterioration in credit markets and some credit rating downgrades. The higher credit spreads in the fixed income security market were primarily due to continuing market concerns over the most recent vintages of subprime RMBS and trust-preferred securities.

        The total notional amount of credit derivative exposure outstanding as of September 30, 2009 and December 31, 2008 and included in the Company's financial guaranty exposure was $123.4 billion and $75.1 billion, respectively.

        The Company generally holds these credit derivative contracts to maturity. The unrealized gains and losses on derivative financial instruments will reduce to zero as the exposure approaches its maturity date, unless there is a payment default on the exposure or early termination.

        The following table summarizes the estimated change in fair values on the net balance of the Company's credit derivative positions assuming immediate parallel shifts in credit spreads on AGC and AGM and on the risks that they both assume at September 30, 2009:

Credit Spreads	Estimated Net Fair Value (Pre-Tax)	Estimated Pre-Tax Change in Gain / (Loss)
	(in millions)
September 30, 2009:
100% widening in spreads	$(3,734.5)	$(2,458.7)
50% widening in spreads	(2,506.1)	(1,230.3)
25% widening in spreads	(1,891.9)	(616.1)
10% widening in spreads	(1,524.2)	(248.4)
Base Scenario	(1,275.8)	—
10% narrowing in spreads	(1,095.8)	180.0
25% narrowing in spreads	(826.2)	449.6
50% narrowing in spreads	(380.6)	895.2

Valuation of Investments

        As of September 30, 2009 and December 31, 2008, the Company had total investments of $9.9 billion and $3.6 billion, respectively. The fair values of all of its investments are calculated from independent market valuations. The fair values of the Company's U.S. Treasury securities are primarily determined based upon broker dealer quotes obtained from several independent active market makers. The fair values of the Company's portfolio other than U.S. Treasury securities are determined primarily using matrix pricing models. The matrix pricing models incorporate factors such as tranche type, collateral coupons, average life, payment speeds, and spreads, in order to calculate the fair values of specific securities owned by the Company. As of September 30, 2009, all of the Company's fixed maturity securities were classified as Level 2 and its short-term investments were classified as either Level 1 or Level 2. As of December 31, 2008, all of its fixed maturity securities were classified as Level 2 and its short-term investments were classified as either Level 1 or Level 2.

        As of September 30, 2009, approximately 85% of the Company's investments were long-term fixed maturity securities, and its portfolio had an average duration of 3.8 years, compared with 87% and 4.1 years as of December 31, 2008. Changes in interest rates affect the value of its fixed maturity portfolio. As interest rates fall, the fair value of fixed maturity securities increases and as interest rates rise, the fair value of fixed maturity securities decreases. The Company's portfolio is comprised primarily of high-quality, liquid instruments. The Company continues to receive sufficient information to value its investments and has not had to modify its approach due to the current market conditions.

Item 4.    Controls and Procedures.

        Assured Guaranty's management, with the participation of Assured Guaranty's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Assured Guaranty's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on this evaluation, Assured Guaranty's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Assured Guaranty's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by Assured Guaranty (including its consolidated subsidiaries) in the reports that it files or submits under the Exchange Act.

        On July 1, 2009 the Company acquired FSAH, which represents a significant addition to the Company's consolidated results. See Note 2 to the unaudited consolidated financial statements in Item 1. The Company has extended its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include FSAH. The Company is in the process of integrating FSAH's systems, processes and related controls, and has introduced new processes to accommodate the financial consolidation of FSAH. The Company will report on its assessment of the effectiveness of internal control over financial reporting for the combined operations at December 31, 2009.

        Other than as described above, there has been no change in the Company's internal control over financial reporting during the Company's quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

Part II. Other Information

Item 1.    Legal Proceedings.

Litigation

        In the ordinary course of their respective businesses, certain of the Company's subsidiaries assert claims in legal proceedings against third parties to recover losses paid in prior periods. The amounts, if any, the Company will recover in these proceedings are uncertain, although recoveries, or failure to obtain recoveries, in any one or more of these proceedings during any quarter or fiscal year could be material to the Company's results of operations in that particular quarter or fiscal year.

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

Proceedings Related to FSAH's Former Financial Products Business

        The following is a description of legal proceedings involving FSAH's former financial products business. Although the Company did not acquire FSAH's former financial products business, which included FSAH's former guaranteed investment contract business, medium-term note business and portions of the leveraged lease businesses, certain legal proceedings relating to those businesses are against entities which the Company did acquire. Pursuant to an indemnification agreement entered into among Assured Guaranty Municipal Corp. (formerly known as Financial Security Assurance Inc.) ("AGM"), DCL and Dexia in connection with the FSAH Acquisition, each of DCL and Dexia, jointly and severally, has agreed to indemnify AGM and its affiliates against liability arising out of the proceedings described below in this "—Proceedings Related to FSAH's Former Financial Products Business" section.

        FSAH and AGM have received subpoenas duces tecum and interrogatories or civil investigative demands from the Attorney General of the States of Connecticut, Florida, Illinois, Missouri, New York, Texas and West Virginia relating to their investigations of alleged bid rigging of municipal GICs. FSAH has satisfied or is in the process of satisfying such requests. FSAH may receive additional inquiries from these or other regulators and expects to provide additional information to such regulators regarding their inquiries in the future.

        In November 2006, (i) FSAH received a subpoena from the Antitrust Division of the DOJ issued in connection with an ongoing criminal investigation of bid rigging of awards of municipal GICs and other municipal derivatives and (ii) AGM received a subpoena from the Securities and Exchange Commission (the "SEC") related to an ongoing industry-wide investigation concerning the bidding of municipal GICs and other municipal derivatives. Pursuant to the subpoenas FSAH has furnished to the DOJ and SEC records and other information with respect to FSAH's municipal GIC business. On February 4, 2008, FSAH received a "Wells Notice" from the staff of the Philadelphia Regional Office of the SEC relating to the foregoing matter. The Wells Notice indicates that the SEC staff is considering recommending that the SEC authorize the staff to bring a civil injunctive action and/or institute administrative proceedings against FSAH, alleging violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder and Section 17(a) of the Securities Act. The ultimate loss that may arise from these investigations remains uncertain.

        During 2008 nine putative class action lawsuits were filed in federal court alleging federal antitrust violations in the municipal derivatives industry, seeking damages and alleging, among other things, a conspiracy to fix the pricing of, and manipulate bids for, municipal derivatives, including GICs. These cases have been coordinated and consolidated for pretrial proceedings in the U.S. District Court for the Southern District of New York as MDL 1950, In re Municipal Derivatives Antitrust Litigation, Case No. 1:08-cv-2516 ("MDL 1950"). Five of these cases named both FSAH and AGM: (a) Hinds County, Mississippi v. Wachovia Bank, N.A. (filed on or about March 13, 2008); (b) Fairfax County, Virginia v. Wachovia Bank, N.A. (filed on or about March 12, 2008); (c) Central Bucks School District, Pennsylvania v. Wachovia Bank N.A. (filed on or about June 4, 2008); (d) Mayor & City Counsel of Baltimore, Maryland v. Wachovia Bank N.A. (filed on or about July 3, 2008); and (e) Washington County, Tennessee v. Wachovia Bank N.A. (filed on or about July 14, 2008). Four of the cases named only FSAH and also alleged that the defendants violated California state antitrust law and common law by engaging in illegal bid-rigging and market allocation, thereby depriving the cities of competition in the awarding of GICs and ultimately resulting in the cities paying higher fees for these products: (a) City of Oakland, California, v. AIG Financial Products Corp. (filed on or about April 23, 2008); (b) County of Alameda, California v. AIG Financial Products Corp. (filed on or about July 8, 2008); (c) City of Fresno, California v. AIG Financial Products Corp. (filed on or about July 17, 2008); and (d) Fresno County Financing Authority v. AIG Financial Products Corp. (filed on or about December 24, 2008).

        In April 2009, the MDL 1950 court granted the defendants' motion to dismiss on the federal claims, but granted leave for the plaintiffs to file a second amended complaint. On June 18, 2009, interim lead plaintiffs' counsel filed a Second Consolidated Amended Class Action Complaint. The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys' fees and other costs. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits; although the Second Consolidated Amended Class Action Complaint currently describes some of FSAH's and AGM's activities, it does not name those entities as defendants.

        FSAH and AGM also were named in five non-class action lawsuits originally filed in the California Superior Courts alleging violations of California law related to the municipal derivatives industry:

  (a)
  City of Los Angeles v. Bank of America, N.A. (filed on or about July 23, 2008 in the Superior Court of the State of California in and for the County of Los Angeles, Case No. BC 394944, removed to the U.S. District Court for the Central District of California ("C.D. Cal.") as Case No. 2:08-cv-5574, transferred to S.D.N.Y. as Case No. 1:08-cv-10351);

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

        These cases have been transferred to the S.D.N.Y. and consolidated with MDL 1950 for pretrial proceedings. Amended complaints in these actions were filed on September 15, 2009 naming AGM and AGUS, among other defendants. Responses to the amended complaints, which also include a federal antitrust claim, have yet to be filed. The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys' fees, costs and other expenses. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits.

Proceedings Relating to the Company's Financial Guaranty Business

        The Company has received subpoenas duces tecum and interrogatories from the State of Connecticut Attorney General and the Attorney General of the State of California related to antitrust concerns associated with the methodologies used by rating agencies for determining the credit rating of municipal debt, including a proposal by Moody's to assign corporate equivalent ratings to municipal obligations, and the Company's communications with rating agencies. The Company has satisfied or is in the process of satisfying such requests. It may receive additional inquiries from these or other regulators and expects to provide additional information to such regulators regarding their inquiries in the future.

        AGM and various other financial guarantors were named in three complaints filed in the Superior Court, San Francisco County in December 2008 and January 2009: (a) City of Los Angeles, acting by and through the Department of Water and Power v. Ambac Financial Group et. al (filed on or about December 31, 2008), Case No. CG-08-483689; (b) Sacramento Municipal Utility District v. Ambac Financial Group et. al (filed on or about December 31, 2008), Case No. CGC-08-483691; and (c) City of Sacramento v. Ambac Financial Group Inc. et. al (filed on or about January 6, 2009), Case No. CGC-09-483862. On or about August 31, 2009, plaintiffs in these cases filed amended complaints against AGC and AGM. At the same time, AGC and AGM were named in the following complaints, five of which were amended complaints and three of which were new complaints: (a) City of Los Angeles v. Ambac Financial Group, Inc. et al., Case No. CGC-08-394943; (b) City of Oakland v. Ambac Financial Group, Inc. et al., Case No. CGC-08-479241; (c) City of Riverside v. Ambac Financial Group, Inc. et al., Case No. CGC-09-492059; (d) City of Stockton v. Ambac Financial Group, Inc. et al. , Case No. CGC-08-477848; (e) County of Alameda v. Ambac Financial Group, Inc. et al., Case No. CGC-08-481447; (f) County of Contra Costa v. Ambac Financial Group, Inc. et al , Case No. CGC-09-492055; (g) County of San Mateo v. Ambac Financial Group, Inc. et al., Case No. CGC-080481223; and (h) Los Angeles World Airports v. Ambac Financial Group, Inc. et al., Case No. CGC-09-492057.

        These complaints allege (i) participation in a conspiracy in violation of California's antitrust laws to maintain a dual credit rating scale that misstated the credit default risk of municipal bond issuers and created market demand for municipal bond insurance, (ii) participation in risky financial transactions in other lines of business that damaged each bond insurer's financial condition (thereby undermining the value of each of their guaranties), and (iii) a failure to adequately disclose the impact of those transactions on their financial condition. These latter allegations form the predicate for five separate causes of action against AGC: breach of contract, breach of the covenant of good faith and fair dealing, fraud, negligence, and negligent misrepresentation. The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys' fees, costs and other expenses. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits.

        In August 2008 a number of financial institutions and other parties, including AGM, were named as defendants in a civil action brought in the circuit court of Jefferson County, Alabama relating to the County's problems meeting its debt obligations on its $3.2 billion sewer debt: Charles E. Wilson vs. JPMorgan Chase & Co et al (filed on or about August 8, 2008 in the Circuit Court of Jefferson County, Alabama), Case No. 01-CV-2008-901907.00, a putative class action. The action was brought on behalf of rate payers, tax payers and citizens residing in Jefferson County, and alleges conspiracy and fraud in connection with the issuance of the County's debt. The complaint in this lawsuit seeks unspecified monetary damages, interest, attorneys' fees and other costs. The Company cannot reasonably estimate the possible loss or range of loss that may arise from this lawsuit.

Item 1A.    Risk Factors.

        You should carefully consider the following information, together with the other information contained in Assured Guaranty's other filings with the SEC. The risks and uncertainties described below are not the only ones the Company faces. However, these are the risks the Company's management believes are material. Additional risks not presently known to the Company or that it currently deems immaterial may also impair its business or results of operations. Any of the risks described below could result in a significant or material adverse effect on the Company's results of operations or financial condition.

Risks Related to the Company's Loss Reserves

Recorded estimates of expected losses are subject to uncertainties and such estimates may not be adequate to cover potential paid claims.

        The financial guaranties issued by the Company's insurance subsidiaries, including AGC and AGM, formerly known as Financial Security Assurance Inc. insure the financial performance of the guaranteed obligations over an extended period of time, in some cases over 30 years, under policies that, in most circumstances, the Company has no right to cancel. As a result of the lack of statistically predictive paid loss data due to the low level of paid claims in the Company's financial guaranty business and in the financial guaranty industry in general, particularly, until recently, in the structured asset-backed area, the Company does not use traditional actuarial approaches to determine its estimates of expected losses. Instead, the Company recognizes a loss and loss adjustment expense reserve on a financial guaranty contract when management expects that a claim loss will exceed the unearned premium reserve for that contract based on the present value of expected net cash outflows to be paid under the insurance contract.

        The determination of expected loss is an inherently subjective process involving numerous estimates, assumptions and judgments by management, using both internal and external data sources with regard to frequency and severity of loss. Actual losses will ultimately depend on events or transaction performance that will occur in the future. As a result, the Company's current estimates of probable and estimable losses may not reflect the actual losses that the Company may ultimately incur. Actual paid claims could exceed the Company's estimate and could significantly exceed the Company's recorded stand-ready obligation, which may result in adverse effects on its financial condition, ratings and ability to raise needed capital.

        This uncertainty has substantially increased since mid-2007, especially for RMBS transactions. Current expected losses in HELOC, Alt-A CES, Option ARM Alt-A First Lien and Subprime RMBS transactions, as well as other real-estate related transactions, are far worse than originally expected and in many cases far worse than the worst historical losses. As a result, historical loss data may have limited value in predicting future RMBS losses. For AGC and AGM, the net par outstanding as of September 30, 2009 represented by U.S. RMBS (including HELOCs) was $11.6 billion and $14.8 billion, respectively, and represented by commercial mortgage-backed securities ("CMBS") was $5.8 billion and $0, respectively. For a discussion of the Company's review of its RMBS transactions, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Overview of Significant Risk Management Activities."

        The Company's estimates of expected losses in respect of the RMBS transactions to which it has exposure takes into account expected recoveries from sellers and originators of the underlying loans in such RMBS transactions. The documentation for RMBS transactions generally provides that if the seller or originator of a mortgage loan has breached its representations and warranties regarding that loan and the breach materially and adversely affects (a) the interests of the trust, the trustee, the noteholders or the financial guaranty insurer in the mortgage loan or (b) the value of the mortgage loan, then the seller or originator must repurchase such loan. In order to enforce the repurchase remedy, the Company reviews loan files relating to loans underlying RMBS transactions that it has insured, identifies the loans that breach representations and warranties regarding the characteristics of the loans, and submits such breaching loans to the sellers or originators for repurchase.

        The Company's efforts to "put back" loans in this manner may be subject to a number of challenges, including without limitation: sellers or originators may refuse to make the loan files available to the Company; the review is laborious, time-consuming and costly; sellers or originators may assert that there has been no breach or that any such breach is not material; or the Company may need to rely on trustees to enforce this remedy on its behalf and trustees may be unable or unwilling to pursue the remedy to a degree that is satisfactory to the Company. In lieu of a repurchase of mortgage loans, the Company may determine instead to accept a negotiated settlement with a seller or originator, in which case, current estimates of expected recoveries may differ from actual recoveries. Additionally, the Company may be unable to enforce the repurchase remedy because the financial position of the seller or originator may have deteriorated to a point that it does not have the financial wherewithal to pay. Furthermore, a portion of the expected recoveries are derived from estimates of the number of loans with material breaches of representations and warranties that will default in the future. The Company has extrapolated further recoveries based on its experience to date, discounting the success rate it has been experiencing in recognition of the uncertainties described herein, and excluding any credit for repurchases by sellers or originators the Company believes do not have the financial wherewithal to pay. Although the Company believes that the method used for extrapolating estimated recoveries with respect to such transactions is appropriate, actual recoveries may differ materially from those estimated.

        The methodologies that the Company uses to estimate expected losses in general or for any specific obligations may not be similar to methodologies employed by the Company's competitors, counterparties or other market participants. Subsequent to the FSAH Acquisition, the Company harmonized the approaches it and FSAH used to establish loss reserves for RMBS and other transactions. For additional discussion of the Company's reserve methodologies, see "Reserves for Losses and Loss Adjustment Expenses" in Note 5 to the consolidated financial statements in Item 1.

Risks Related to the Company's Financial Strength and Financial Enhancement Ratings

A downgrade of the financial strength or financial enhancement ratings of any of the Company's insurance and reinsurance subsidiaries would adversely affect its business and prospects and, consequently, its results of operations and financial condition.

        Since July 2008, the triple-A financial strength ratings of the Company's insurance subsidiaries, including AGC and AGM, have been under review and, in some cases, downgraded.

        On November 12, 2009, Moody's downgraded the insurance financial strength, debt and issuer ratings of AGL and certain of its subsidiaries. AGC and AGUK's insurance financial strength ratings were downgraded to Aa3 from Aa2 and AG Re, AGRO and AGMIC's insurance financial strength ratings were downgraded to A1 from Aa3. All of such ratings are on review for possible downgrade. Moody's stated that if the Company fully implemented certain capital strengthening initiatives, Moody's could conclude the rating review with a confirmation of the ratings of AGC and AGUK at the Aa3 level, with a negative outlook. Moody's further stated, however, that absent such initiatives, Moody's expected to lower such rating into the single-A range. At the same time, Moody's affirmed the Aa3 insurance financial strength ratings of AGM and its affiliated insurance operating companies; all of such ratings have been assigned a negative outlook. There can be no assurance that Moody's will not take further action on the ratings of AGM and its affiliated insurance operating companies, or as to the ultimate conclusion of Moody's rating review of AGC, AGUK, or AG Re and its subsidiaries.

        In response to Moody's rating action, the Company currently intends to implement a capital relief plan involving the cession of a portfolio of transactions to a third party reinsurer, intercompany capital support and approximately $300 million of additional capital. The Company may not be able to implement the capital strengthening initiatives fully or at all, and its ratings may be downgraded by one or more of the rating agencies as a result. Even if such capital strengthening initiatives were available, the cost of the capital relief may be high and therefore result in increased expense to the Company or dilution to AGL's shareholders.

        On October 12, 2009, Fitch downgraded the debt and insurer financial strength ratings of certain of the Company's subsidiaries. Fitch's insurer financial strength ratings for AGC and AG UK are now AA-, down from AA (rating watch evolving), while the insurer financial strength ratings for AG Re, AGRO and AGMIC were affirmed at AA-. The insurer financial strength ratings for AGM, FSA Insurance Company, FSAI, and FSA UK were lowered to AA from AA+ (negative credit watch). All of such ratings have been assigned a negative outlook. There can be no assurance that Fitch will not take further action on the Company's ratings.

        On July 1, 2009, S&P published a Research Update in which it affirmed its "AAA" counterparty credit and financial strength ratings on AGC. At the same time, S&P revised its outlook on AGC and AG UK to negative from stable and continued its negative outlook on AGM. There can be no assurance that S&P will not take further action on the Company's ratings.

        For further discussion of these recent ratings actions taken by Moody's, Fitch and S&P, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Financial Strength Ratings."

        These ratings actions have had a negative impact on the Company's market opportunities. The insurance subsidiaries' financial strength ratings are an important factor in their ability to compete in the financial guaranty insurance and reinsurance markets. If the financial strength or financial enhancement ratings of any of the Company's insurance subsidiaries were reduced below current levels, the Company expects it would have an adverse effect on its business prospects for future business opportunities and consequently, its results of operations and financial condition. A downgrade may also reduce the value of the reinsurance the Company offers, which may no longer be of sufficient economic value for the Company's customers to continue to cede to its subsidiaries at economically viable rates.

        The objective of the ratings assigned by S&P, Moody's and Fitch to the Company's insurance subsidiaries is to provide the rating agency's opinion of the insurer's financial strength and ability to meet ongoing obligations to its policyholders. Ratings reflect the rating agencies' opinions of the insurer's ability to pay under its insurance policies and contracts in accordance with their terms. The opinions are not specific to any particular policy or contract, do not refer to an insurer's ability to meet non-insurance obligations, are not a recommendation to purchase or discontinue any policy or contract issued by an insurer, and are neither evaluations directed to investors in an insurer's or its affiliates' common shares nor recommendations to buy, sell or hold such common shares.

        The ratings assigned to the Company's insurance subsidiaries are subject to continuous review and may be downgraded by one or more of the rating agencies as a result of their review of stress loss estimates for the Company's portfolio, changes in the views of the rating agencies or adverse developments in the subsidiaries' financial conditions or results of operations due to underwriting or investment losses or other factors. Their reviews could lead one or more of them to change their views of AGL and its subsidiaries and downgrade, revise or withdraw the financial strength or financial enhancement ratings of AGL and its subsidiaries without notice and at any time.

        If AGM's financial strength or financial enhancement ratings were downgraded, the Company will rely on agreements pursuant to which Dexia has agreed to guarantee or lend certain amounts, or post liquid collateral, in regards to FSAH's former financial products business. See "—The Company has substantial credit and liquidity exposure to Dexia and the Belgian and French states."

If AGC's, AG Re's or AGRO's financial strength or financial enhancement ratings were downgraded, the Company could be required to make termination payments or post collateral under certain of its credit derivative contracts, which could impair its results of operations and financial condition.

        Some of the Company's CDS have rating triggers that allow certain CDS counterparties to terminate in the case of downgrades. If certain of its credit derivative contracts were terminated, the Company could be required to make a termination payment as determined under the relevant documentation, although under certain documents, the Company may have the right to cure the termination event by posting collateral, assigning its rights and obligations in respect of the transactions to a third party or seeking a third party guaranty of the obligations of the Company. As of September 30, 2009, if AGC's ratings were downgraded to levels between BBB or Baa2 and BB+ or Ba1, certain CDS counterparties could terminate certain CDS contracts covering approximately $7.3 billion par insured, compared to approximately $7.7 billion as of June 30, 2009. As of September 30, 2009, if AGRO's ratings were downgraded to BBB- or Baa3, certain CDS counterparties could terminate certain CDS contracts covering approximately $3.1 million par insured. As of September 30, 2009, AG Re has no exposure subject to termination based on its rating. The Company does not believe that it can accurately estimate the termination payments it could be required to make if, as a result of any such downgrade, a CDS counterparty terminated its CDS contracts with the Company. These payments could have a material adverse effect on the Company's liquidity and financial condition.

        Under a limited number of other CDS contracts, the Company may be required to post eligible securities as collateral—generally cash or U.S. government or agency securities. This requirement is based generally on a mark-to-market valuation in excess of contractual thresholds that decline if the Company's ratings decline. As of September 30, 2009, the Company had posted approximately $570.6 million of collateral in respect of approximately $19.8 billion of par insured. Upon the downgrade of AGC by Moody's on November 12, 2009, certain of the thresholds set out in the CDS contracts were eliminated, and as of November 16, 2009, the amount of par that the Company has subject to collateral posting requirements is approximately $20.38 billion. Accordingly, the Company may be required to post incremental collateral in addition to the $570.6 million already being posted. Amounts required to be posted as collateral in the future will depend the market values of the transactions subject to the collateral posting, which market values change from time to time.

        As of November 16, 2009, if AGC were further downgraded, additional contractual thresholds would be eliminated and the amount of par that the Company would have subject to collateral posting requirements would increase to approximately $20.41 billion in the case of a downgrade below AA- or Aa3 to A+ or A1, and approximately $20.49 billion in the case of a downgrade below A- or A3 to BBB+ or Baa1 or below. In each case, the actual amounts required to be posted would be based on market conditions at the time of the posting and the applicable CDS contracts. Any such amounts posted could have a material adverse effect on the Company's liquidity.

If AG Re's financial strength or financial enhancement ratings were downgraded, reinsurance counterparties may have the right to recapture ceded business, which would lead to a reduction in the Company's net income.

        With respect to a significant portion of the Company's in-force financial guaranty reinsurance business, due to the downgrade of AG Re to A1, subject to the terms of each reinsurance agreement, the ceding company may have the right to recapture business ceded to AG Re and assets representing substantially all of the statutory unearned premium and loss reserves (if any) associated with that business. As of September 30, 2009, the statutory unearned premium, which represents deferred revenue to the Company, subject to recapture was approximately $156 million. If this entire amount were recaptured, it would result in a corresponding one-time reduction to net income of approximately $9 million.

Actions taken by the rating agencies with respect to capital models and rating methodology of the Company's business or transactions within its insured portfolio may adversely affect its business, results of operations and financial condition.

        To maintain its current ratings, the Company has been informed by Moody's that it must take measures to raise additional capital. The Company may in the future face similar requirements as to raising or preserving capital from S&P or Fitch. Such additional capital may not be available to the Company or may not be available on terms that are acceptable to the Company, such that the Company cannot ensure that it will be able to take the measures necessary to maintain its ratings. See "—The Company may require additional capital from time to time, including from soft capital and liquidity credit facilities, which may not be available or may be available only on unfavorable terms."

        As a result of changes in Moody's stress loss assumptions related primarily to RMBS exposures, the Company is currently being required to increase its capital in order to maintain the existing rating levels of certain of its subsidiaries. Future changes in the rating agencies' capital models and rating methodology, including loss assumptions, and the risks in the Company's investment and insured portfolios could require the Company to hold even more capital to maintain its current ratings levels. These changes in methodology or assumptions could require the Company to hold more capital even if there are no adverse developments with respect any specific investments or insured risks. Recently, the rating agencies have been evaluating the Company's capital adequacy under a variety of scenarios and assumptions. The rating agencies do not always supply clear guidance on their approach to assessing the Company's capital adequacy and the Company may disagree with the rating agencies' approach and assumptions. There can be no assurance that the rating agencies will not require further additional capital to maintain the Company's ratings or that the amount of such capital will not be substantial or that such capital will be available to the Company on favorable terms and conditions or at all. The failure to raise additional required capital could result in a downgrade of the Company's ratings, which could be one or more ratings categories, and thus have an adverse impact on its business, results of operations and financial condition.

        Individual credits in the Company's insured portfolio (including potential new credits) are assessed a rating agency "capital charge" based on a variety of factors, including the nature of the credits, their underlying ratings, their tenor and their expected and actual performance. Factors influencing rating agencies' actions are beyond management's control and are not always known to the Company. In the event of an actual or perceived deterioration in creditworthiness, a reduction in the underlying rating or a change in the rating agency capital methodology, the rating agencies may require the Company to increase the amount of capital allocated to support the affected credits, regardless of whether losses actually occur, or against potential new business. Significant reductions in underlying ratings of credits in the Company's insured portfolio can produce significant increases in assessed "capital charges", which may require the Company to seek additional capital. There can be no assurance that the Company's capital position will be adequate to meet such increased reserve requirements or that the Company will be able to secure additional capital, especially at a time of actual or perceived deterioration in creditworthiness of new or existing credits. Unless the Company is able to increase its amount of available capital, an increase in capital charges could reduce the amount of capital available to support its ratings and could have an adverse effect on its ability to write new business.

        Since 2008, Fitch, Moody's and S&P have announced the downgrade of, or other negative ratings actions with respect to, a large number of structured finance transactions, including certain transactions that the Company insures. Additional securities in the Company's insured portfolio may be reviewed and downgraded in the future. Moreover, the Company does not know what portion of the securities in its insured portfolio already have been reviewed by the rating agencies and if, and when, the rating agencies might review additional securities in its insured portfolio or review again securities that have already been reviewed and/or downgraded. Downgrades of credits that the Company insures will result in higher capital charges to the Company under the relevant rating agency model or models. If the additional amount of capital required to support such exposures is significant, the Company could be required to raise additional capital, if available, on terms and conditions that may not be favorable to the Company, curtail current business writings, or pay to transfer a portion of its in-force business to generate capital for ratings purposes with the goal of maintaining the Company's ratings or suffer ratings downgrades. Such events or actions could adversely affect its results of operations, financial condition, ability to write new business or competitive positioning.

Risks Related to the FSAH Acquisition and Integration of FSAH

The Company has exposure through financial guaranty insurance policies to FSAH's former financial products business, which the Company did not acquire.

        FSAH, through its former financial products subsidiaries (the "Financial Products Companies"), offered AGM-insured GICs and other investment agreements, including medium-term notes ("MTNs"). In connection with the FSAH Acquisition, FSAH and its affiliates transferred to Dexia Holdings the ownership interests in the Financial Products Companies that it held. Even though FSAH no longer owns the Financial Products Companies, AGM's guaranties of the GICs and MTNs and other guarantees related to AGM's MTN business and leveraged lease business generally remain in place. While Dexia and/or certain of its affiliates and FSAH have entered into a number of agreements pursuant to which Dexia and certain of its affiliates have assumed the credit and liquidity risks associated with FSAH's former financial products business, AGM is still subject to certain of these risks.

        To the extent AGM is required to pay any amounts on or post collateral in respect of financial products issued or executed by the Financial Products Companies, AGM is subject to the risk that (a) it will not receive the guarantee payment from Dexia and/or its affiliates on a timely basis or at all, or (b) the GICs will not be paid from funds received from Dexia or the Belgian state and/or the French state on a timely basis or at all, in which case AGM itself will be required to make the payment under its financial guaranty policies. See "—The Company has substantial credit and liquidity exposure to Dexia and the Belgian and French states." For a description of the agreements entered into with Dexia and its affiliates, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity Arrangements with respect to FSAH's former Financial Products Business."

The Company has substantial credit and liquidity exposure to Dexia and the Belgian and French states.

        Dexia and its affiliates have entered into a number of agreements intended to shield the Company from paying any amounts in respect of FSAH's former financial products business. In addition, the GICs portion of the former financial products business benefits from a guarantee from the Belgian and French states. However, the Company remains subject to the risk that Dexia and/or various affiliates, and even the Belgian state and/or the French state, may not make such amounts or securities available (a) on a timely basis, which is referred to as "liquidity risk," or (b) at all, which is referred to as "credit risk," because of the risk of default.

        Under these agreements, Dexia and/or certain of its affiliates have agreed to guarantee certain amounts, lend certain amounts or post liquid collateral to or in respect of FSAH's former financial products business, including in the event of a downgrade of AGM. Most AGM-insured GICs allow for withdrawal of GIC funds in the event of a downgrade of AGM, unless the relevant GIC provider posts collateral or otherwise enhances its credit. Some AGM-insured GICs also allow for withdrawal of GIC funds in the event of a downgrade of AGM, with no right of the GIC provider to avoid such withdrawal by posting collateral or otherwise enhancing its credit. Each GIC contract stipulates the types of securities eligible for posting and the collateralization percentage applicable to each security type. These collateralization percentages range from 100% of the GIC balance for cash posted as collateral to, typically, 108% for asset-backed securities. At September 30, 2009, a downgrade of AGM to below AA- by S&P or Aa3 by Moody's (i.e., A+ by S&P or A1 by Moody's) would result in withdrawal of $565 million of GIC funds and the need to post collateral on GICs with a balance of $9,299 million. In such a downgrade, assuming an average margin of 105%, the market value as of September 30, 2009 that the GIC providers would be required to post in order to avoid withdrawal of any GIC funds would be $9,764 million.

        In addition, DCL, acting through its New York Branch, entered into the Strip Coverage Facility on July 1, 2009. Under the Strip Coverage Facility, DCL (NY) agreed to make loans to AGM to finance the payment of claims under certain financial guaranty insurance policies that were outstanding as of November 13, 2008 and issued by AGM or an affiliate or subsidiary of AGM. These policies relate to the equity strip portion of leveraged lease transactions. The aggregate principal amount of loans outstanding as of any date under the Strip Coverage Facility may not exceed $1 billion. This commitment amount will be reduced either in connection with its scheduled amortization or if AGM's consolidated net worth as of June 30, 2014 is less than a specified consolidated net worth. In such event, the commitment amount will be reduced to $750 million. Claims may become payable if the lease transactions are terminated and the municipal lessee defaults on its obligation to make a required termination payment. Further, a downgrade by the rating agencies of AGM's credit ratings may result in a termination of the lease and thereby trigger the municipal lessee's obligation to make a termination payment.

        Dexia has also agreed to indemnify the Company for losses associated with FSAH's former financial products business, including the ongoing Department of Justice and SEC investigations of such business.

        Even if Dexia and its affiliates and/or the Belgian state or French state have sufficient assets to pay all amounts when due, concerns regarding Dexia's or such states' financial condition or willingness to comply with their obligations could cause one or more rating agencies to view negatively the ability or willingness of Dexia and its affiliates or such states to perform under their various agreements and could negatively affect the Company's ratings.

        As of September 30, 2009, the accreted value of the liabilities of the Financial Products Companies exceeded the market value of their assets by approximately $2,597 million (before any tax effects). To the extent AGM is required to pay any amounts in respect of the liabilities of these companies, AGM is subject to the risk that it will not receive the guarantee payment from Dexia and/or its affiliates or that the GICs will not be paid from funds received from Dexia or the Belgian state and/or the French state before it is required to make the payment under its financial guaranty policies or that it will not receive the guarantee payment at all.

        In addition, if a Dexia event of default were to occur, the Company may exercise its option to direct the administration and management of the assets and liabilities of the GIC subsidiaries, which could delay the Company's ability to cause the GIC subsidiaries to utilize the collateral posted to the GIC subsidiaries by Dexia and its affiliate under the credit support annexes. Any delay in the GIC subsidiaries paying amounts due and payable in connection with the GIC business could require AGM to pay claims, and in some cases significant claims, under the AGM guarantees related to FSAH's financial products business in a relatively short period of time. Any failure of AGM to satisfy these obligations under its guarantees could negatively affect AGM's rating.

        For a description of the agreements entered into with Dexia and its affiliates, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity Arrangements with respect to FSAH's former Financial Products Business."

Restrictions on the conduct of AGM's business subsequent to the FSAH Acquisition place limits on the Company's operating and financial flexibility.

        Under the Purchase Agreement, the Company agreed to conduct AGM's business subject to certain restraints. These restrictions will generally continue for three years after the closing of the FSAH Acquisition. Among other things, the Company has agreed that AGM will not repurchase, redeem or pay any dividends in relation to any class of equity interests unless:

  •
  (A) at such time AGM is rated at least AA- by S&P, AA- by Fitch and Aa3 by Moody's (if such rating agencies still rate financial guaranty insurers generally) and (B) the aggregate amount of such dividends in any year does not exceed 125% of FSAH's debt service requirements for that year or

  •
  AGM receives prior rating agency confirmation that such action would not cause any rating currently assigned to AGM to be downgraded immediately following such action.

        These agreements limit Assured Guaranty's operating and financial flexibility. For further discussion of these restrictions, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Acquisition of FSAH."

Although the Company expects that the FSAH Acquisition will result in benefits for the Company, it may not realize those benefits because of integration difficulties.

        Integrating the operations of Assured Guaranty and FSAH successfully or otherwise realizing any of the anticipated benefits of the FSAH Acquisition, including anticipated cost savings and additional revenue opportunities, involve a number of potential challenges. The failure to meet these integration challenges could seriously harm the Company's results of operations and the market price of the AGL common shares may decline as a result.

        Realizing the benefits of the FSAH Acquisition will depend in part on the integration of information technology systems, operations and personnel. These integration activities are complex and time-consuming and the Company may encounter unexpected difficulties or incur unexpected costs, including:

  •
  diversion of management attention from ongoing business concerns to integration matters;

  •
  difficulties in consolidating and rationalizing information technology platforms and administrative infrastructures; and

  •
  difficulties in combining corporate cultures, maintaining employee morale and retaining key employees.

        The Company may not successfully integrate the operations of Assured Guaranty and FSAH in a timely manner and the Company may not realize the anticipated net reductions in costs and expenses and other benefits and synergies of the FSAH Acquisition to the extent, or in the time frame, anticipated. In addition to the integration risks discussed above, the Company's ability to realize these net reductions in costs and expenses and other benefits and synergies could be adversely impacted by practical or legal constraints on the Company's ability to combine operations.

Subject to certain limitations, Dexia Holdings may sell AGL common shares at any time, which could cause AGL's stock price to decrease.

        On November 14, 2009, the one year anniversary of the Purchase Agreement, the agreement of Dexia Holdings not to transfer any of the approximately 21.8 million AGL common shares received in connection with the FSAH Acquisition expired. The Company has agreed to register all of such AGL common shares under the Securities Act of 1933, as amended. The sale of a substantial number of AGL common shares by Dexia Holdings or AGL's other stockholders within a short period of time could cause AGL's stock price to decrease, making it more difficult for the Company to raise funds through future offerings of AGL common shares or acquire other businesses using AGL common shares as consideration.

Risks Related to the Financial, Credit, and Financial Guaranty Markets

If the current difficult conditions in the U.S. and world-wide financial markets continue for an extended period or intensify, the Company's business, liquidity, financial condition and stock price may be adversely affected.

        The volatility and disruption in the global financial markets have reached unprecedented levels. The availability and cost of credit has been materially affected. These factors, combined with volatile oil prices, depressed home prices and increasing foreclosures, falling equity market values, declining business and consumer confidence and the risks of increased inflation and unemployment, have precipitated an economic slowdown and fears of an extended, severe recession. These conditions may lead to increases in losses and loss reserves in respect of the Company's insured portfolio and also adversely affect the Company's profitability, financial position, investment portfolio, cash flow, statutory capital and stock price.

        Issuers or borrowers whose securities or loans the Company insures or holds and counterparties under swaps and other derivative contracts may default on their obligations to the Company due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud or other reasons. Additionally, the underlying assets supporting the Company's structured securities may deteriorate, causing these securities to incur losses. These losses could be significantly more than the Company expects and could materially adversely impact its financial strength, ratings and prospects for future business.

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

Recent adverse developments in the credit and financial guaranty markets have substantially increased uncertainty in the Company's business and may materially and adversely affect its financial condition, results of operations and future business.

        Since mid-2007 there have been adverse developments in the credit and financial guaranty markets. In particular, U.S. RMBS transactions issued in recent years are now expected to absorb losses far higher than originally expected by purchasers of these securities and financial guarantors which guaranteed such securities. This poor performance has led to price declines for RMBS securities and the rating agencies downgrading thousands of such transactions. The recent credit crisis, paired with ratings downgrades of the monoline financial guaranty insurers, have substantially reduced the demand for financial guaranties and called into question the durability of the monoline ratings. These market conditions may adversely affect the Company in a number of ways, including requiring it to raise and hold more capital, reducing the demand for its direct guaranties or reinsurance, limiting the types of guaranties the Company offers, encouraging new competitors, making losses harder to estimate, making its results more volatile and making it harder to raise new capital. In response to the market instability resulting from the rating actions surrounding the monoline financial guaranty insurers, rating agencies and regulators may enhance the requirements for conducting, or restrict the types of business conducted by, monoline financial guaranty insurers.

Changes in prevailing interest rate levels could adversely affect demand for financial guaranty insurance as well as the Company's financial condition.

        Demand for financial guaranty insurance generally reflects prevailing credit spreads. When interest rates are lower or when the market is otherwise relatively less risk averse, the spread between insured and uninsured obligations typically narrows and, as a result, financial guaranty insurance typically provides lower cost savings to issuers than it would during periods of relatively wider spreads. These lower cost savings generally lead to a corresponding decrease in demand or premiums obtainable for financial guaranty insurance.

        Conversely, in a deteriorating credit environment, credit spreads widen and pricing for financial guaranty insurance may improve. However, if the weakening environment is sudden, pronounced or prolonged, the stresses on the insured portfolio may result in claims payments in excess of normal or historical expectations. In addition, increases in prevailing interest rate levels can lead to a decreased volume of capital markets activity and, correspondingly, a decreased volume of insured transactions.

Competition in the Company's industry may adversely affect its revenues.

        Increased competition, either in the form of new providers of credit enhancement or in terms of alternative structures or pricing competition, could have an adverse effect on the Company's insurance business. The principal sources of direct and indirect competition are other financial guaranty insurance companies and other forms of credit enhancement, which include structural enhancement, letters of credit, and credit derivatives provided by foreign and domestic banks and other financial institutions, some of which are governmental enterprises, or direct guaranties of municipal, structured finance or other debt by a federal or state government or government-sponsored or affiliated agency.

        New entrants into the financial guaranty industry could have an adverse effect on the Company's future new business prospects, either by furthering price competition or by reducing the aggregate demand for its insurance or reinsurance. In recent years, the Company faced the potential for competition from new entrants to the market, including Berkshire Hathaway Assurance Corporation, Municipal and Infrastructure Assurance Corporation and National Public Finance Guarantee Corporation. In addition, there have been proposals for the U.S. Congress to establish a federally chartered bond insurer and also for states, pension funds and the National League of Cities to establish bond insurers.

        Alternative structures, and in particular federal government credit enhancement or other programs, can also affect the Company's revenues, particularly if it provides direct governmental-level guaranties, restricts the use of third-party financial guaranties or reduces the amount of transactions that might qualify for financial guaranties. In the last two years, there has been periodic discussion of the potential of indirect federal guaranties of municipal debt through the Federal Home Loan Bank system or state-level support of financial guaranties through investment in non-profit bond insurers. In addition, some aspects of the U.S. federal government's bailout of financial institutions have impacted the demand and use for financial guaranties. For instance, the terms of the Troubled Asset Loan Facility program through the U.S. Treasury excludes financial guaranty forms of credit enhancement, reducing the amount of structured finance issuance that might come into the public market for insurance. In addition, increased conforming loan limits for residential mortgages and the expansion of the Federal Housing Administration's loan guaranty program have reduced the percentage of U.S. residential mortgage issuance available for private market securitization. Another recent example is the federal government's Build America Bonds ("BABs") program, which provides direct interest rate expense subsidies to municipal issuers. As a result of the BABs program, municipal issuers have been able to sell bonds to taxable bond investors and a lower cost than in the tax-exempt market, which is the principal investor base for the Company's insured bonds.

        The Company's financial guaranty reinsurance business is and has been vulnerable to a decline in demand by other financial guaranty insurance companies, as evidenced by the financial guaranty segment's limited level of new business production in the last year, reflecting the lack of new business issuance at other financial guarantors.

Some of the state and local governments that issue obligations the Company insures are experiencing unprecedented budget shortfalls that could result in increased credit losses or impairments on those obligations.

        During 2009, state and local governments that issue some of the obligations the Company insures have reported unprecedented budget shortfalls that will require them to significantly raise taxes and/or cut spending in order to satisfy their obligations. While there has been some support provided by the U.S. federal government designed to provide aid to state and local governments, budgetary pressures remain. If the issuers of the obligations in its public finance portfolio are unable to raise taxes, increase spending, or receive federal assistance, the Company may experience losses or impairments on those obligations, which would materially and adversely affect its business, financial condition and results of operations. Obligations supported by specified revenue streams, such as revenue bonds issued by toll road authorities, municipal utilities or airport authorities, may be adversely affected by revenue declines resulting from economic recession, reduced demand, changing demographics or other factors.

Changes in rating scales applied to municipal bonds may reduce demand for financial guaranty insurance.

        Previously, both Fitch and Moody's announced initiatives to establish "corporate equivalent ratings" for municipal issuers. Subsequently they each announced that they are postponing their plans to shift to a global ratings scale, but may elect to do so in the future. Implementation of corporate equivalent ratings would be expected to result in ratings being raised for many municipal issuers, which, in turn, might result in reduced demand for financial guaranty insurance.

The Company's international operations expose it to less predictable credit and legal risks.

        The Company pursues opportunities in international markets and currently operates in various countries in Europe and the Asia Pacific region. The underwriting of obligations of an issuer in a foreign country involves the same process as that for a domestic issuer, but additional risks must be addressed, such as the evaluation of foreign currency exchange rates, foreign business and legal issues, and the economic and political environment of the foreign country or countries in which an issuer does business. Changes in such factors could impede the Company's ability to insure, or increase the risk of loss from insuring, obligations in the countries in which it currently does business and limit its ability to pursue business opportunities in other countries.

The Company may be adversely affected by interest rate and other market changes affecting the performance of its investment portfolio.

        The Company's operating results are affected, in part, by the performance of its investment portfolio. As of September 30, 2009, the investment portfolio had a fair value of approximately $9.9 billion. Changes in interest rates could have an adverse effect on its investment income. For example, if interest rates decline, funds reinvested will earn less than expected. The Company's investment portfolio contains interest rate-sensitive instruments, such as bonds, which may be adversely affected by changes in interest rates. Increases in interest rates will reduce the value of these securities, resulting in unrealized losses that the Company is required to include in shareholder's equity as a change in accumulated other comprehensive income. Accordingly, interest rate increases could reduce the Company's shareholders' equity.

        As of September 30, 2009, mortgage-backed securities constituted approximately 15% of the Company's investment portfolio. Changes in interest rates can expose the Company to significant prepayment risks on these investments. In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities are prepaid more quickly, requiring the Company to reinvest the proceeds at then-current market rates. During periods of rising interest rates, the frequency of prepayments generally decreases. Mortgage-backed securities having an amortized value less than par (i.e., purchased at a discount) may incur a decrease in yield or a loss as a result of slower prepayment.

        Interest rates are highly sensitive to many factors, including monetary policies, domestic and international economic and political conditions and other factors beyond the Company's control. The Company does not engage in active management, or hedging, of interest rate risk, and may not be able to mitigate interest rate sensitivity effectively.

        The market value of the investment portfolio also may be adversely affected by general developments in the capital markets, including decreased market liquidity for investment assets, market perception of increased credit risk with respect to the types of securities held in the portfolio, downgrades of credit ratings of issuers of investment assets and/or foreign exchange movements which impact investment assets. In addition, the Company invests in securities insured by other financial guarantors, the market value of which may be affected by the rating instability of the relevant financial guarantor.

Risks Related to the Company's Capital and Liquidity Requirements

The Company may require additional capital from time to time, including from soft capital and liquidity credit facilities, which may not be available or may be available only on unfavorable terms.

        The Company's capital requirements depend on many factors, including its in force book of business and rating agency capital requirements. The Company has been informed by Moody's that it must take measures to raise additional capital in order to maintain its current ratings. Because the rating agency has determined that the existing capital of the Company is insufficient to meet Moody's requirements and/or cover losses, the Company needs to raise additional funds and seek capital relief through financings and reinsurance transactions. The Company currently intends to implement a capital relief plan involving the cession of a portfolio of transactions to a third party reinsurer, intercompany capital support and approximately $300 million of additional capital. The Company may not be able to implement the capital strengthening initiatives fully or at all. The current adverse conditions in the credit markets have generally restricted the supply of external sources of financing and increased the cost of such financing when it is available. Failure to raise additional capital as needed may result in the Company being unable to write new business and will result in the ratings of the Company and its subsidiaries being downgraded by one or more rating agency. See "—Risks Related to the Company's Financial Strength and Financial Enhancement Ratings."

        The Company's access to external sources of financing, as well as the cost of such financing, is dependent on various factors, including the market supply of such financing, the Company's long-term debt ratings and insurance financial strength ratings and the perceptions of its financial strength and the financial strength of its insurance subsidiaries. The Company's debt ratings are in turn influenced by numerous factors, such as financial leverage, balance sheet strength, capital structure and earnings trends.

        Equity financings could result in dilution to the Company's shareholders and the securities issued may have rights, preferences and privileges that are senior to those of its common shares. If the Company's need for capital arises because of significant losses, the occurrence of these losses may make it more difficult for the Company to raise the necessary capital.

        Financial guaranty insurers and reinsurers typically rely on providers of lines of credit, credit swap facilities and similar capital support mechanisms (often referred to as "soft capital") to supplement their "hard capital." The ratings of soft capital providers directly affect the level of capital credit which the rating agencies attribute to the financial guaranty insurer or reinsurer when rating its financial strength. The Company intends to maintain soft capital facilities with providers having ratings adequate to provide the desired capital credit, although no assurance can be given that one or more of the rating agencies will not downgrade or withdraw the applicable ratings of such providers in the future. In addition, the Company cannot assure you that an acceptable replacement provider would be available in that event.

An increase in the Company's subsidiaries' risk-to-capital ratio or leverage ratio may prevent them from writing new insurance.

        Rating agencies and insurance regulatory authorities impose capital requirements on the Company's insurance subsidiaries. These capital requirements, which include risk-to-capital ratios, leverage ratios and surplus requirements, limit the amount of insurance that the Company's subsidiaries may write. The Company's insurance subsidiaries have several alternatives available to control their risk-to-capital ratios and leverage ratios, including obtaining capital contributions from the Company, purchasing reinsurance or entering into other loss mitigation agreements, or reducing the amount of new business written. However, a material reduction in the statutory capital and surplus of a subsidiary, whether resulting from underwriting or investment losses, a change in a regulator's capital requirements or otherwise, or a disproportionate increase in the amount of risk in force, could increase a subsidiary's risk-to-capital ratio or leverage ratio. This in turn could require that subsidiary to obtain reinsurance for existing business (which may not be available, or may be available on terms that the Company considers unfavorable), or add to its capital base to maintain its financial strength ratings. Failure to maintain such ratings could limit that subsidiary's ability to write new business.

The Company's ability to meet its obligations may be constrained by its holding company structure.

        AGL is a holding company and, as such, has no direct operations of its own. AGL does not expect to have any significant operations or assets other than its ownership of the shares of its subsidiaries. However, AGL's insurance subsidiaries are subject to regulatory, contractual and rating agency restrictions limiting their ability to declare and to pay dividends and make other payments to AGL. Such dividends and permitted payments are expected to be AGL's primary source of funds to meet ongoing cash requirements, including operating expenses, any future debt service payments and other expenses, and to pay dividends to its shareholders. Accordingly, if AGL's insurance subsidiaries cannot pay sufficient dividends or make other permitted payments to AGL at the times or in the amounts that it requires, it would have an adverse effect on AGL's ability to satisfy its ongoing cash requirements and on its ability to pay dividends to shareholders. If AGL does not pay dividends, the only return on your investment in AGL's shares, if at all, would come from any appreciation in the price of the common shares.

        Based on AGC's statutory statements for the first nine months of 2009, the maximum amount available for payment of dividends by AGC without regulatory approval over the 12 months following September 30, 2009 was approximately $37.8 million. Based on AGM's statutory statements for the first nine months of 2009, the maximum amount available for payment of dividends by AGM without regulatory approval over the 12 months following September 30, 2009 was approximately $112.0 million. Furthermore, in connection with the FSAH Acquisition, the Company has committed to the New York Insurance Department that AGM will not pay any dividends for a period of two years from the date of the FSAH Acquisition without the written approval of the New York Insurance Department. In addition, to the extent that dividends are paid from AGL's U.S. subsidiaries, they presently would be subject to U.S. withholding tax at a rate of 30%.

The ability of AGL and its subsidiaries to meet their liquidity needs may be limited.

        Assured Guaranty requires liquidity in order to pay its operating expenses, interest on debt and dividends on common shares, and to make capital investments in operating subsidiaries. Liquidity at the Company's operating subsidiaries is used to meet their respective payment and/or collateral posting obligations, including under financial guaranty insurance policies, CDS contracts or reinsurance agreements, to pay operating expenses, reinsurance premiums, dividends to Assured Guaranty US Holdings Inc. or FSAH for debt service and dividends to the Company, as well as, where appropriate, to make capital investments in their own subsidiaries.

        Assured Guaranty anticipates that its need for liquidity will be met by (1) the ability of its operating subsidiaries to pay dividends or to make other payments to Assured Guaranty, (2) external financings and (3) investment income from its invested assets. As discussed above, AGL's insurance subsidiaries are subject to regulatory, contractual and rating agency restrictions limiting their ability to declare and to pay dividends and make other payments to AGL. As further noted above, external financing may or may not be available to the Company in the future on satisfactory terms. In addition, the issuers of the securities the Company holds in its investment portfolio may default in their financial obligations, whether as a result of insolvency, lack of liquidity, operational failure or other reasons. The Company expects that its subsidiaries' need for liquidity will be met by the operating cash flows of such subsidiaries, by external financings and by investment income from their invested assets.

        The Company cannot assure you that the liquidity of AGL and its subsidiaries will not be adversely affected by adverse market conditions, changes in insurance regulatory law or changes in general economic conditions. Similarly, the Company cannot assure you that existing liquidity facilities will prove adequate to the needs of AGL and its subsidiaries or that adequate liquidity will be available on favorable terms in the future.

Risks Related to the Company's Business

The Company's financial guaranty products may subject it to significant risks from individual or correlated credits.

        The Company is exposed to the risk that issuers of debt that it insures or other contract counterparties may default in their financial obligations, whether as a result of insolvency, lack of liquidity, operational failure or other reasons. Similarly, the Company could be exposed to corporate credit risk if a credit's securities are contained in a portfolio of collateralized debt obligations it insures, or if the credit is the originator or servicer of loans or other assets backing structured securities that the Company has insured.

        In addition, because the Company insures or reinsures municipal bonds, it can have significant exposures to single municipal risks. While the risk of a complete loss, where it pays the entire principal amount of an issue of bonds and interest thereon with no recovery, is generally lower than for corporate credits as most municipal bonds are backed by tax or other revenues, the Company cannot assure you that a single default by a municipality would not have a material adverse effect on its results of operations or financial condition.

        While the Company seeks to manage exposure to large single risks, as well as concentrations of correlated risks, through tracking its aggregate exposure to single names in its various lines of business, underwriting criteria to manage risk aggregations, reinsurance and other risk mitigation measures, the Company cannot assure you that its ultimate exposure to a single name will not exceed its underwriting guidelines, or that an event with respect to a single name will not cause a significant loss. The Company may insure and has insured individual public finance and asset-backed risks well in excess of $1 billion. Should the Company's risk assessments prove inaccurate and should the applicable limits prove inadequate, the Company could be exposed to larger than anticipated losses, and could be required by the rating agencies to hold additional capital against insured exposures whether or not downgraded by the rating agencies.

        The Company is exposed to correlation risk across the various assets the Company insures. During periods of strong macro economic performance, stress in an individual transaction generally occurs in a single asset class or for idiosyncratic reason. During a broad economic downturn, a broader range of the Company's insured portfolio could be exposed to stress at the same time. This stress may manifest itself in downgrades, which may require more capital, or in actual losses. In addition, while the Company has to date experienced catastrophic events (such as the terrorist attacks of September 11, 2001 and the 2005 hurricane season) without material loss, unexpected catastrophic events may have a material adverse effect upon the Company's insured portfolio and/or its investment portfolios.

Some of the Company's direct financial guaranty products may be riskier than traditional financial guaranty insurance.

        As of September 30, 2009, 20% of the Company's financial guaranty direct exposures have been executed as credit derivatives. Traditional financial guaranty insurance provides an unconditional and irrevocable guaranty that protects the holder of a municipal finance or structured finance obligation against non payment of principal and interest, while credit derivatives provide protection from the occurrence of specified credit events, including non payment of principal and interest. In general, the Company structures credit derivative transactions such that circumstances giving rise to its obligation to make payments is similar to that for financial guaranty policies and generally occurs as losses are realized on the underlying reference obligation. Nonetheless, credit derivative transactions are governed by ISDA documentation and operate differently from financial guaranty insurance policies. For example, the Company's control rights with respect to a reference obligation under a credit derivative may be more limited than when it issues a financial guaranty insurance policy on a direct primary basis. In addition, while exposure under credit derivatives, like exposure under financial guaranty insurance policies, is generally for as long as the reference obligation remains outstanding, unlike financial guaranty insurance policies, a credit derivative may be terminated for a breach of the ISDA documentation or other specific events. In some older credit derivative transactions, one such specified event is the failure of AGC to maintain specified financial strength ratings. If a credit derivative is terminated, the Company could be required to make a mark-to-market payment as determined under the ISDA documentation. In addition, under a limited number of credit derivative contracts, the Company is required to post eligible securities as collateral, generally cash or U.S. government or agency securities. The need to post collateral under these transactions is generally based on mark-to-market valuation in excess of contractual thresholds. The particular thresholds decline if the Company's ratings decline. See "—A downgrade of the financial strength or financial enhancement ratings of any of the Company's insurance and reinsurance subsidiaries would adversely affect its business and prospects and, consequently, its results of operations and financial condition."

The Company's reinsurance business is primarily dependent on facultative cessions and portfolio opportunities, which may not be available to the Company in the future.

        In prior years the Company has derived a substantial portion of its revenues from financial guaranty reinsurance premiums. During 2009 and the second half of 2008, there was a substantial reduction of direct financial guaranty business underwritten by its principal ceding companies and a reduction in the amount of reinsurance they utilize. As a result, reinsurance treaty and facultative cessions of new business have ceased and the Company is seeking opportunities to assume financial guaranty portfolios. These portfolio opportunities may not be available to the Company, which would have an adverse effect on its reinsurance business.

Further downgrades of one or more of the Company's reinsurers could reduce the Company's capital adequacy and return on equity.

        At September 30, 2009, the Company had reinsured approximately 12% of its principal amount of insurance outstanding. In evaluating the credits insured by the Company, securities rating agencies allow "credit" for reinsurance based on the reinsurers' ratings. In recent years, a number of the Company's reinsurers were downgraded by one or more rating agencies, resulting in decreases in the credit allowed for reinsurance and in the financial benefits of using reinsurance under existing rating agency capital adequacy models. Many of the Company's reinsurers have already been downgraded to single-A or below by one or more rating agencies. The Company could be required to raise additional capital to replace the lost reinsurance credit in order to satisfy rating agency and regulatory capital adequacy and single risk requirements. The rating agencies' reduction in credit for reinsurance could also ultimately reduce the Company's return on equity to the extent that ceding commissions paid to the Company by the reinsurers were not adequately increased to compensate for the effect of any additional capital required. In addition, downgraded reinsurers may default in amounts due to the Company and such reinsurer obligations may not be adequately collateralized.

The performance of the Company's invested assets affects its results of operations and cash flows.

        Income from the Company's investment portfolio is one of the primary sources of cash flows supporting its operations and claim payments. For the three months ended September 30, 2009 and the years ended December 31, 2008, 2007 and 2006, the Company's net investment income was $84.7 million, $162.6 million, $128.1 million and $111.5 million, respectively, in each case exclusive of net realized gains (losses) and unrealized gains (losses) on investments. If the Company's calculations with respect to its policy liabilities are incorrect or other unanticipated payment obligations arise, or if the Company improperly structures its investments to meet these liabilities, it could have unexpected losses, including losses resulting from forced liquidation of investments before their maturity. The investment policies of the insurance subsidiaries are subject to insurance law requirements, and may change depending upon regulatory, economic and market conditions and the existing or anticipated financial condition and operating requirements, including the tax position, of the Company's businesses.

        The Company has retained a number of investment managers to manage its investment portfolio. The performance of the Company's invested assets is subject to the performance of the investment managers in selecting and managing appropriate investments. The investment managers have discretionary authority over the Company's investment portfolio within the limits of its investment guidelines.

The Company is dependent on key executives and the loss of any of these executives, or its inability to retain other key personnel, could adversely affect its business.

        The Company's success substantially depends upon its ability to attract and retain qualified employees and upon the ability of its senior management and other key employees to implement its business strategy. The Company believes there are only a limited number of available qualified executives in the business lines in which the Company competes. Although the Company is not aware of any planned departures, the Company relies substantially upon the services of Dominic J. Frederico, President and Chief Executive Officer, and other executives. Although Mr. Frederico and certain other executives have employment agreements with the Company, it cannot assure you that it will be able to retain their services. The loss of the services of any of these individuals or other key members of the Company's management team could adversely affect the implementation of its business strategy.

The Company's business could be adversely affected by Bermuda employment restrictions.

        The Company's senior management plays an active role in its underwriting and business decisions, as well as in performing its financial reporting and compliance obligations. The Company's location in Bermuda may serve as an impediment to attracting and retaining experienced personnel. Under Bermuda law, non Bermudians, other than spouses of Bermudians and individuals holding permanent resident certificates or working resident certificates, are not permitted to engage in any gainful occupation in Bermuda without a work permit issued by the Bermuda government. A work permit is only granted or extended if the employer can show that, after a proper public advertisement, no Bermudian, spouse of a Bermudian or individual holding a permanent resident certificate or working resident certificates is available who meets the minimum standards for the position. The Bermuda government's policy places a six year term limit on individuals with work permits, subject to specified exemptions for persons deemed to be key employees. All of the Company's Bermuda-based employees who require work permits have been granted permits by the Bermuda government, including the President and Chief Executive Officer, Chief Financial Officer, General Counsel and Secretary, Chief Accounting Officer, Chief Risk Officer, Deputy Chief Surveillance Officer and the President of AG Re. It is possible that the Company could lose the services of one or more of its key employees if the Company is unable to obtain or renew their work permits.

Risks Related to GAAP and Applicable Law

Marking-to-market the Company's insured credit derivatives portfolio may subject net income to volatility.

        The Company is required to mark-to-market certain derivatives that it insures, including CDS that are considered derivatives under GAAP. Although there is no cash flow effect from this "marking-to-market," net changes in the fair market value of the derivative are reported in the Company's statement of operations and therefore affect its reported earnings. As a result of such treatment, and given the large principal balance of the Company's CDS portfolio, small changes in the market pricing for insurance of CDS will generally result in the Company recognizing material gains or losses, with material market price increases generally resulting in large reported losses under GAAP. Accordingly, the Company's GAAP earnings will be more volatile than would be suggested by the actual performance of its business operations and insured portfolio.

        The fair value of a credit derivative will be affected by any event causing changes in the credit spread (i.e., the difference in interest rates between comparable securities having different credit risk) on an underlying security referenced in the credit derivative. Common events that may cause credit spreads on an underlying municipal or corporate security referenced in a credit derivative to fluctuate include changes in the state of national or regional economic conditions, industry cyclicality, changes to a company's competitive position within an industry, management changes, changes in the ratings of the underlying security, movements in interest rates, default or failure to pay interest, or any other factor leading investors to revise expectations about the issuer's ability to pay principal and interest on its debt obligations. Similarly, common events that may cause credit spreads on an underlying structured security referenced in a credit derivative to fluctuate may include the occurrence and severity of collateral defaults, changes in demographic trends and their impact on the levels of credit enhancement, rating changes, changes in interest rates or prepayment speeds, or any other factor leading investors to revise expectations about the risk of the collateral or the ability of the servicer to collect payments on the underlying assets sufficient to pay principal and interest. The fair value of credit derivative contracts also reflects the change in the Company's own credit cost, based on the price to purchase credit protection on AGC. For discussion of the Company's fair value methodology for credit derivatives, see Note 6 to the Consolidated Financial Statements in Item 1.

        If the derivative is held to maturity and no credit loss is incurred, any gains or losses previously reported would be offset by corresponding gains or losses at maturity. Due to the complexity of fair value accounting and the application of GAAP requirements, future amendments or interpretations of relevant accounting standards may cause the Company to modify the Company's accounting methodology in a manner which may have an adverse impact on its financial results.

Change in industry and other accounting practices could impair the Company's reported financial results and impede its ability to do business.

        Changes in or the issuance of new accounting standards, as well as any changes in the interpretation of current accounting guidance, may have an adverse effect on the Company's reported financial results, including future revenues, and may influence the types and/or volume of business that management may choose to pursue.

Changes in or inability to comply with applicable law could adversely affect the Company's ability to do business.

        The Company's businesses are subject to direct and indirect regulation under, among other things, state insurance laws, federal securities law and tax law affecting public finance and asset-backed obligations, as well as applicable law in the other countries in which the Company operates. Future legislative, regulatory or judicial changes in the jurisdictions regulating the Company may adversely affect its ability to pursue its current mix of business, materially impacting its financial results, by, among other things, limiting the types of risks it may insure, placing limits on its ability to carry out its non-insurance business, lowering applicable single or aggregate risk limits, increasing the level of supervision or regulation to which its operations may be subject or creating restrictions that make the Company's products less attractive to potential buyers or lead to a need for increased reserves.

        The perceived decline in the financial strength of many financial guaranty insurers has caused a number of government officials to question the breadth and complexity of some of the securities guaranteed by financial guaranty insurers. For example, the New York Insurance Department has announced that it is working to develop new rules and regulations for the financial guaranty industry. On September 22, 2008, the Department issued Circular Letter No. 19 (2008) (the "Circular Letter"), which establishes best practices guidelines for financial guaranty insurers effective January 1, 2009. The Department plans to propose legislation and regulations to formalize these guidelines. These guidelines and the related legislation and regulations may limit the amount of new structured finance business that AGC is able to write in future periods. In addition, on June 11, 2009, a new bill was introduced into the New York General Assembly at the request of New York's governor to amend the New York Insurance Law to enhance the regulation of financial guaranty insurers. At this time it is not possible to predict if any such new rules will be implemented or legislation enacted or, if implemented or enacted, the content of the new rules or legislation or their effect on the Company.

        In addition, perceived problems in the credit derivative markets have led to calls for further regulation of credit derivatives at the state or federal level. Changes in the regulation of credit derivatives could materially impact the market demand for derivatives and/or the Company's ability to enter into derivative transactions.

        Actions taken at the federal level in response to the current recession could materially affect the Company's business. Such risks include that federal money could be used to capitalize a competitor; federal money provided to the states could adversely impact the demand for insured bonds; and proposals with respect to assistance to mortgage borrowers and/or so called "mortgage cram-down" provisions could affect the Company's ability to realize on the collateral underlying its mortgage-backed transactions.

        In addition, if the Company fails to comply with applicable insurance laws and regulations it could be exposed to fines, the loss of insurance licenses, limitations on the right to originate new business and restrictions on its ability to dividend monies, all of which could have an adverse impact on its business results and prospects. As a result of a number of factors, including incurred losses and risks reassumed from troubled reinsurers, AGM has from time to time exceeded regulatory risk limits. Failure to comply with these limits allows the New York Insurance Department to cause the Company to cease writing new business, although it has not done so in the past.

        If an insurance company's surplus declines below minimum required levels, the insurance regulator could impose additional restrictions on the insurer or initiate insolvency proceedings. AGC and AGM may increase surplus by various means, including obtaining capital contributions from the Company, purchasing reinsurance or entering into other loss mitigation arrangements, reducing the amount of new business written or obtaining regulatory approval to release contingency reserves. From time to time, AGM has obtained approval from the New York Insurance Department to release contingency reserves based on the expiration of its insured exposure. In addition, in 2009, the New York Insurance Department approved a release by AGM, and the Maryland Insurance Administration approved a release by AGC, of contingency reserves based on incurred losses to restore surplus.

AGL's ability to pay dividends may be constrained by certain regulatory requirements and restrictions.

        AGL is subject to Bermuda regulatory constraints that will affect its ability to pay dividends on common shares and to make other payments. Under the Bermuda Companies Act 1981, as amended (the "Companies Act"), AGL may declare or pay a dividend out of distributable reserves only (1) if it has reasonable grounds for believing that it is, and after the payment would be, able to pay its liabilities as they become due and (2) if the realizable value of its assets would not be less than the aggregate of its liabilities and issued share capital and share premium accounts. While AGL currently intends to pay dividends, if you require dividend income you should carefully consider these risks before investing in AGL.

        In addition, if, pursuant to the insurance laws and related regulations of Maryland and New York, AGL's insurance subsidiaries cannot pay sufficient dividends to AGL at the times or in the amounts that it requires, it would have an adverse effect on AGL's ability to pay dividends to shareholders. See "—The Company's ability to meet its obligations may be constrained by its holding company structure."

Applicable insurance laws may make it difficult to effect a change of control of AGL.

        Before a person can acquire control of a U.S. or U.K. insurance company, prior written approval must be obtained from the insurance commissioner of the state or country where the insurer is domiciled. Because a person acquiring 10% or more of AGL's common shares would indirectly control the same percentage of the stock of its U.S. insurance company subsidiaries, the insurance change of control laws of Maryland, New York, Oklahoma and the U.K. would likely apply to such a transaction.

        These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of AGL, including through transactions, and in particular unsolicited transactions, that some or all of its shareholders might consider to be desirable.

        While AGL's Bye-Laws limit the voting power of any shareholder to less than 10%, there can be no assurance that the applicable regulatory body would agree that a shareholder who owned 10% or more of its common shares did not control the applicable insurance company subsidiary, notwithstanding the limitation on the voting power of such shares.

Risks Related to Taxation

Changes in U.S. tax laws could reduce the demand or profitability of financial guaranty insurance, or negatively impact the Company's investment portfolio.

        Any material change in the U.S. tax treatment of municipal securities, the imposition of a national sales tax or a flat tax in lieu of the current federal income tax structure in the United States, or changes in the treatment of dividends, could adversely affect the market for municipal obligations and, consequently, reduce the demand for financial guaranty insurance and reinsurance of such obligations.

        Changes in U.S. federal, state or local laws that materially adversely affect the tax treatment of municipal securities or the market for those securities, or other changes negatively affecting the municipal securities market, also may adversely impact the Company's investment portfolio, a significant portion of which is invested in tax-exempt instruments. These adverse changes may adversely affect the value of the Company's tax-exempt portfolio, or its liquidity.

Certain of the Company's foreign subsidiaries may be subject to U.S. tax.

        The Company manages its business so that AGL, AG Re and the Company's U.K. subsidiaries with the exception of Financial Security Assurance (U.K.) Ltd. (the "U.K. Subsidiaries") operate in such a manner that none of them should be subject to U.S. federal tax (other than U.S. excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks, and U.S. withholding tax on certain U.S. source investment income). However, because there is considerable uncertainty as to the activities which constitute being engaged in a trade or business within the United States, the Company cannot be certain that the IRS will not contend successfully that AGL or any of the Company's foreign subsidiaries other than AGRO is/are engaged in a trade or business in the United States. If AGL, AG Re or either of the Company's U.K. Subsidiaries were considered to be engaged in a trade or business in the United States, each such company could be subject to U.S. corporate income and branch profits taxes on the portion of its earnings effectively connected to such U.S. business.

AGL and its Bermuda subsidiaries may become subject to taxes in Bermuda after March 2016, which may have a material adverse effect on the Company's results of operations and on your investment.

        The Bermuda Minister of Finance, under Bermuda's Exempted Undertakings Tax Protection Act 1966, as amended, has given AGL, AG Re and AGRO an assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then subject to certain limitations the imposition of any such tax will not be applicable to AGL or its Bermuda subsidiaries, or any of AGL's or its subsidiaries' operations, shares, debentures or other obligations until March 28, 2016. Given the limited duration of the Minister of Finance's assurance, the Company cannot be certain that it will not be subject to Bermuda tax after March 2016.

The Organization for Economic Cooperation and Development and the European Union are considering measures that might increase the Company's taxes and reduce its net income.

        The Organization for Economic Cooperation and Development (the "OECD") has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. According to the OECD, Bermuda is a jurisdiction that has substantially implemented the internationally agreed tax standard and as such is listed on the OECD "white list." The Company is not able to predict whether any changes will be made to this classification or whether such changes will subject the Company to additional taxes.

U.S. Persons who hold 10% or more of AGL's shares directly or through foreign entities may be subject to taxation under tax rules.

        Each 10% U.S. shareholder of a foreign corporation that is a controlled foreign corporation ("CFC") for an uninterrupted period of 30 days or more during a taxable year, and who owns shares in the foreign corporation directly or indirectly through foreign entities on the last day of the foreign corporation's taxable year on which it is a CFC, must include in its gross income for U.S. federal income tax purposes its pro rata share of the CFC's "subpart F income," even if the subpart F income is not distributed.

        The Company believes that because of the dispersion of the share ownership in AGL, provisions in AGL's Bye-Laws that limit voting power, contractual limits on voting power and other factors, no U.S. Person who owns AGL's common shares directly or indirectly through foreign entities should be treated as a 10% U.S. shareholder of AGL or of any of its foreign subsidiaries. It is possible, however, that the IRS could challenge the effectiveness of these provisions and that a court could sustain such a challenge, in which case such U.S. Person may be subject to taxation under U.S. tax rules.

        For purposes of this Item 1A, the term "U.S. Person" means: (1) an individual citizen or resident of the United States, (2) a partnership or corporation created or organized in or under the laws of the United States or under the laws of any political subdivision thereof, (3) an estate the income of which is subject to U.S. federal income taxation regardless of its source, (4) a trust if either (a) a court within the United States is able to exercise primary supervision over the administration of such trust and one or more U.S. Persons have the authority to control all substantial decisions of such trust or (b) the trust has a valid election in effect to be treated as a U.S. Person for U.S. federal income tax purposes or (5) any other person or entity that is treated for U.S. federal income tax purposes as if it were one of the foregoing.

U.S. Persons who hold shares may be subject to U.S. income taxation at ordinary income rates on their proportionate share of the Company's related person insurance income.

        Under applicable regulations, if:

  •
  the gross related person insurance income ("RPII") of AG Re were to equal or exceed 20% of AG Re's gross insurance income in any taxable year and

  •
  direct or indirect insureds (and persons related to such insureds) own (or are treated as owning directly or indirectly through entities) 20% or more of the voting power or value of the Company's shares, then a U.S. Person who owns AGL's shares (directly or indirectly through foreign entities) on the last day of the taxable year would be required to include in its income for U.S. federal income tax purposes such person's pro rata share of AG Re's RPII for the entire taxable year, determined as if such RPII were distributed proportionately only to U.S. Persons at that date, regardless of whether such income is distributed. In addition, any RPII that is includible in the income of a U.S. tax-exempt organization may be treated as unrelated business taxable income.

        The amount of RPII earned by AG Re (generally, premium and related investment income from the direct or indirect insurance or reinsurance of any direct or indirect U.S. holder of shares or any person related to such holder) will depend on a number of factors, including the geographic distribution of AG Re's business and the identity of persons directly or indirectly insured or reinsured by AG Re. The Company believes that AG Re did not in prior years of operation, and should not in the foreseeable future, have either RPII income which equals or exceeds 20% of gross insurance income or have direct or indirect insureds, as provided for by RPII rules, of AG Re (and related persons) directly or indirectly own 20% or more of either the voting power or value of AGL's shares. However, the Company cannot be certain that this will be the case because some of the factors which determine the extent of RPII may be beyond its control.

U.S. Persons who dispose of AGL's shares may be subject to U.S. income taxation at ordinary income tax rates on a portion of their gain, if any.

        The meaning of the RPII provisions and the application thereof to AGL and AG Re is uncertain. The RPII rules provide that if a U.S. Person disposes of shares in a foreign insurance corporation in which U.S. Persons own 25% or more of the shares (even if the amount of gross RPII is less than 20% of the corporation's gross insurance income and the ownership of its shares by direct or indirect insureds and related persons is less than the 20% threshold), any gain from the disposition will generally be treated as dividend income to the extent of the holder's share of the corporation's undistributed earnings and profits that were accumulated during the period that the holder owned the shares. This provision applies whether or not such earnings and profits are attributable to RPII. In addition, such a holder will be required to comply with certain reporting requirements, regardless of the amount of shares owned by the holder.

        In the case of AGL's shares, these RPII rules should not apply to dispositions of shares because AGL is not itself directly engaged in the insurance business. However, the RPII provisions have never been interpreted by the courts or the U.S. Treasury Department in final regulations, and regulations interpreting the RPII provisions of the Code exist only in proposed form. It is not certain whether these regulations will be adopted in their proposed form, what changes or clarifications might ultimately be made thereto, or whether any such changes, as well as any interpretation or application of RPII by the IRS, the courts, or otherwise, might have retroactive effect. The U.S. Treasury Department has authority to impose, among other things, additional reporting requirements with respect to RPII.

U.S. Persons who hold common shares will be subject to adverse tax consequences if AGL is considered to be a "passive foreign investment company" for U.S. federal income tax purposes.

        If AGL is considered a passive foreign investment company ("PFIC") for U.S. federal income tax purposes, a U.S. Person who owns any shares of AGL will be subject to adverse tax consequences that could materially adversely affect its investment, including subjecting the investor to both greater tax liability than might otherwise apply and tax on amounts in advance of when tax would otherwise be imposed. The Company believes that AGL is not, and currently does not expect AGL to become, a PFIC for U.S. federal income tax purposes; however, it cannot assure you that AGL will not be deemed a PFIC by the IRS.

        There are currently no regulations regarding the application of the PFIC provisions to an insurance company. New regulations or pronouncements interpreting or clarifying these rules may be forthcoming. The Company cannot predict what impact, if any, such guidance would have on an investor that is subject to U.S. federal income taxation.

Changes in U.S. federal income tax law could materially adversely affect an investment in AGL's common shares.

        Legislation has been introduced in the U.S. Congress intended to eliminate certain perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the United States but have certain U.S. connections. For example, legislation has been introduced in Congress to limit the deductibility of reinsurance premiums paid by U.S. insurance companies to foreign affiliates and impose additional limits on deductibility of interest of foreign owned U.S. corporations. Another legislative proposal would treat a foreign corporation that is primarily managed and controlled in the United States as a U.S. corporation for U.S federal income tax purposes. Further, legislation has been introduced to override the reduction or elimination of the U.S. withholding tax on certain U.S. source investment income under a tax treaty in the case of a deductible related party payment made by a U.S. member of a foreign controlled group to a foreign member of the group organized in a tax treaty country to the extent that the ultimate foreign parent corporation would not enjoy the treaty benefits with respect to such payments. It is possible that this or similar legislation could be introduced in and enacted by the current Congress or future Congresses that could have an adverse impact on the Company or the Company's shareholders.

        U.S. federal income tax laws and interpretations regarding whether a company is engaged in a trade or business within the United States, is a PFIC, or whether U.S. Persons would be required to include in their gross income the "subpart F income" of a CFC or RPII are subject to change, possibly on a retroactive basis. There currently are no regulations regarding the application of the PFIC rules to insurance companies, and the regulations regarding RPII are still in proposed form. New regulations or pronouncements interpreting or clarifying such rules may be forthcoming. The Company cannot be certain if, when, or in what form such regulations or pronouncements may be implemented or made, or whether such guidance will have a retroactive effect.

        On November 6, 2009, the U.S. enacted new tax legislation that, among other things, extends the period over which companies may carry back net operating losses to recover previously paid income taxes. Under GAAP, the effects of changes in tax law are recorded in the period in which the law is enacted. The Company is currently reviewing the new legislation and will reflect the implications on our financial position and results of operations, if any, in our year-end financial statements.

Recharacterization by the Internal Revenue Service of the Company's U.S. federal tax treatment of losses on the Company's CDS portfolio can adversely affect the Company's financial position.

        As part of the Company's financial guaranty business, each of AGC and AGM has sold credit protection by insuring CDS entered into with various financial institutions. AGC's and AGM's CDS portfolio has experienced significant mark-to-market losses of $1,148 million, which are only deductible for U.S. federal income tax purposes upon realization and, consequently, generate a significant deferred tax asset based on AGC's and AGM's intended treatment of such losses as ordinary insurance losses upon realization. The U.S. federal income tax treatment of CDS is an unsettled area of the tax law. As such, it is possible that the Internal Revenue Service may decide that the losses generated by AGC's and AGM's CDS business should be characterized as capital rather than ordinary insurance losses, which could materially adversely affect the Company's financial condition.

An ownership change under Section 382 of the Internal Revenue Code of 1986, as amended, could have adverse U.S. federal tax consequences.

        If AGL were to issue equity securities in the future, including in connection with any strategic transaction, or if previously issued securities of AGL were to be sold by the current holders, AGL may experience an "ownership change" within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). In general terms, an ownership change would result from transactions increasing the aggregate ownership of certain stockholders in AGL's stock by more than 50 percentage points over a testing period (generally three years). If an ownership change occurred, the Company's ability to use certain tax attributes, including certain built-in losses, credits, deductions or tax basis and/or the Company's ability to continue to reflect the associated tax benefits as assets on AGL's balance sheet, may be limited. The Company cannot give any assurance that AGL will not undergo an ownership change at a time when these limitations could materially adversely affect the Company's financial condition.

FSAH likely experienced an ownership change under Section 382 of the Code.

        In connection with the FSAH Acquisition, FSAH likely experienced an "ownership change" within the meaning of Section 382 of the Code. The Company has concluded that the Section 382 limitations described in "An ownership change under Section 382 of the Code could have adverse U.S. federal tax consequences" are unlikely to have any material tax or accounting consequences. However, this conclusion is based on a variety of assumptions, including the Company's estimates regarding the amount and timing of certain deductions and future earnings, any of which could be incorrect. Accordingly, the Company cannot assure you that these limitations would not have an adverse effect on the Company's financial condition or that such adverse effects would not be material.

Risks Related to AGL's Common Shares

The market price of AGL's common shares may be volatile, which could cause the value of your investment to decline.

        The market price of AGL's common shares has experienced, and may continue to experience, significant volatility. Numerous factors, including many over which the Company has no control, may have a significant impact on the market price of its common shares. These risks include those described or referred to in this "Risk Factors" section as well as, among other things:

  •
  the Company's operating and financial performance and prospects;

  •
  the Company's ability to repay debt;

  •
  the Company's access to financial and capital markets to refinance its debt or replace existing senior secured credit and receivables-backed facilities;

  •
  investor perceptions of the Company and the industry and markets in which the Company operate;

  •
  the Company's dividend policy;

  •
  future sales of equity or equity-related securities;

  •
  changes in earnings estimates or buy/sell recommendations by analysts; and

  •
  general financial, domestic, international, economic and other market conditions.

        In addition, the stock market in recent years has experienced extreme price and trading volume fluctuations that often have been unrelated or disproportionate to the operating performance of individual companies. These broad market fluctuations may adversely affect the price of AGL's common shares, regardless of its operating performance.

AGL's common shares are equity securities and are junior to existing and future indebtedness.

        As equity interests, AGL's common shares rank junior to indebtedness and to other non-equity claims on AGL and its assets available to satisfy claims on AGL, including claims in a bankruptcy or similar proceeding. For example, upon liquidation, holders of AGL debt securities and shares of preferred stock and creditors would receive distributions of AGL's available assets prior to the holders of AGL common shares. Similarly, creditors, including holders of debt securities, of AGL's subsidiaries, have priority on the assets of those subsidiaries. Future indebtedness may restrict payment of dividends on the common shares.

        Additionally, unlike indebtedness, where principal and interest customarily are payable on specified due dates, in the case of common shares, dividends are payable only when and if declared by AGL's board of directors or a duly authorized committee of the board. Further, the common shares place no restrictions on its business or operations or on its ability to incur indebtedness or engage in any transactions, subject only to the voting rights available to stockholders generally.

There may be future sales or other dilution of AGL's equity, which may adversely affect the market price of its common shares.

        There may be future sales or other dilution of AGL's equity, which may adversely affect the market price of its common shares. The market price of its common shares could decline as a result of sales of a large number of common shares or similar securities in the market after this offering or the perception that such sales could occur. See "—Subject to certain limitations, Dexia Holdings may sell AGL common shares at any time, which could cause AGL's stock price to decrease."

Anti-takeover provisions in AGL's Bye-Laws could impede an attempt to replace or remove its directors, which could diminish the value of its common shares.

        AGL's Bye-Laws contain provisions that may make it more difficult for shareholders to replace directors even if the shareholders consider it beneficial to do so. In addition, these provisions could delay or prevent a change of control that a shareholder might consider favorable. For example, these provisions may prevent a shareholder from receiving the benefit from any premium over the market price of AGL's common shares offered by a bidder in a potential takeover. Even in the absence of an attempt to effect a change in management or a takeover attempt, these provisions may adversely affect the prevailing market price of AGL's common shares if they are viewed as discouraging takeover attempts in the future.

Provisions in the Code and AGL's Bye-Laws may reduce or increase the voting rights of its common shares.

        Under the Code, the Company's Bye-Laws, and contractual arrangements, certain shareholders have their voting rights limited to less than one vote per share, resulting in other shareholders having voting rights in excess of one vote per share. Moreover, the relevant provisions of the Code may have the effect of reducing the votes of certain shareholders who would not otherwise be subject to the limitation by virtue of their direct share ownership.

        More specifically, pursuant to the relevant provisions of the Code, if, and so long as, the common shares of a shareholder are treated as "controlled shares" (as determined under section 958 of the Code) of any U.S. Person (as defined below) and such controlled shares constitute 9.5% or more of the votes conferred by AGL's issued shares, the voting rights with respect to the controlled shares of such U.S. Person (a "9.5% U.S. Shareholder") are limited, in the aggregate, to a voting power of less than 9.5%, under a formula specified in AGL's Bye-Laws. The formula is applied repeatedly until the voting power of all 9.5% U.S. Shareholders has been reduced to less than 9.5%. For these purposes, "controlled shares" include, among other things, all shares of AGL that such U.S. Person is deemed to own directly, indirectly or constructively (within the meaning of section 958 of the Code).

        In addition, the Board of Directors may limit a shareholder's voting rights where it deems appropriate to do so to (1) avoid the existence of any 9.5% U.S. Shareholders, and (2) avoid certain material adverse tax, legal or regulatory consequences to the Company or any of the Company's subsidiaries or any shareholder or its affiliates. AGL's Bye-Laws provide that shareholders will be notified of their voting interests prior to any vote taken by them.

        As a result of any such reallocation of votes, the voting rights of a holder of AGL common shares might increase above 5% of the aggregate voting power of the outstanding common shares, thereby possibly resulting in such holder becoming a reporting person subject to Schedule 13D or 13G filing requirements under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In addition, the reallocation of votes could result in such holder becoming subject to the short swing profit recovery and filing requirements under Section 16 of the Exchange Act.

        AGL also has the authority under its Bye-Laws to request information from any shareholder for the purpose of determining whether a shareholder's voting rights are to be reallocated under the Bye-Laws. If a shareholder fails to respond to a request for information or submits incomplete or inaccurate information in response to a request, the Company may, in its sole discretion, eliminate such shareholder's voting rights.

Provisions in AGL's Bye-Laws may restrict the ability to transfer common shares, and may require shareholders to sell their common shares.

        AGL's Board of Directors may decline to approve or register a transfer of any common shares (1) if it appears to the Board of Directors, after taking into account the limitations on voting rights contained in AGL's Bye-Laws, that any adverse tax, regulatory or legal consequences to AGL, any of its subsidiaries or any of its shareholders may occur as a result of such transfer (other than such as the Board of Directors considers to be de minimis), or (2) subject to any applicable requirements of or commitments to the NYSE, if a written opinion from counsel supporting the legality of the transaction under U.S. securities laws has not been provided or if any required governmental approvals have not been obtained.

        AGL's Bye-Laws also provide that if the Board of Directors determines that share ownership by a person may result in adverse tax, legal or regulatory consequences to the Company, any of the subsidiaries or any of the shareholders (other than such as the Board of Directors considers to be de minimis), then AGL has the option, but not the obligation, to require that shareholder to sell to AGL or to third parties to whom AGL assigns the repurchase right for fair market value the minimum number of common shares held by such person which is necessary to eliminate such adverse tax, legal or regulatory consequences.

Existing reinsurance agreement terms may make it difficult to effect a change of control of AGL.

        Some of the Company's reinsurance agreements have change of control provisions that are triggered if a third party acquires a designated percentage of AGL's shares. If these change of control provisions are triggered, the ceding company may recapture some or all of the reinsurance business ceded to the Company in the past. Any such recapture could adversely affect the Company's future income or ratings. These provisions may discourage potential acquisition proposals and may delay, deter or prevent a change of control of AGL, including through transactions that some or all of the shareholders might consider to be desirable.

        See also "—Applicable insurance laws may make it difficult to effect a change of control of AGL."

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer's Purchases of Equity Securities

        The following table reflects purchases made by the Company during the three months ended September 30, 2009. All shares repurchased were for the payment of employee withholding taxes due in connection with the vesting of restricted stock awards:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July - July 31	470	$12.07	470	707,350
August - August 31	1,642	$15.41	1,642	707,350
September - September 30	1,302	$19.73	1,302	707,350

Total	3,414	$16.60	3,414

        For the restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the statutory withholding requirements that the Company pays on behalf of its employees. These withheld shares are not included in the common stock repurchase table above. During the three months ended September 30, 2009 the Company withheld approximately 418 shares to satisfy $5,600 of employee tax obligations.

Item 5.    Other Information.

        On November 13, 2009, Michael J. Schozer, the President of AGC, and Assured Guaranty agreed that Mr. Schozer would leave his position as a director and an officer and employee of Assured Guaranty at the end of 2009.

        On November 16, 2009, the Company announced that Séan W. McCarthy, age 50, has been appointed Chief Operating Officer of AGL. Mr. McCarthy has been a director and the President and Chief Operating Officer of AGUS since the FSAH Acquisition. Mr. McCarthy has served as a director of FSAH since February 1999. Mr. McCarthy has been President and Chief Operating Officer of FSAH since January 2002, and prior to that time served as Executive Vice President of FSAH since November 1997. He has served as President and Chief Operating Officer of AGM since the Acquisition Date; served as President of AGM from November 2000 until July 1, 2009; and served as Chief Operating Officer of AGM from November 1997 until November 2000. Mr. McCarthy was named a Managing Director of AGM in March 1989, head of its Financial Guaranty Department in April 1993 and Executive Vice President of AGM in October 1999. He has been a director of AGM since September 1993. Prior to joining AGM in 1988, Mr. McCarthy was a Vice President of PaineWebber Incorporated.

        In connection with the FSAH Acquisition, Mr. McCarthy entered into an employment agreement dated as of July 1, 2009 with AGUS which provided that he would serve as the President and Chief Operating Officer of AGUS. A copy of that employment agreement was filed as Exhibit 10.17 to the Company's Current Report on Form 8-K for July 1, 2009 and is hereby incorporated by reference. Also in connection with the FSAH Acquisition, Mr. McCarthy entered into a settlement agreement and plan by and between FSAH, the Company, Dexia Holdings, DCL and Mr. McCarthy pursuant to which rights in connection with Mr. McCarthy's employment with FSAH prior to the FSAH Acquisition were settled. A copy of that agreement was filed as Exhibit 4.4 of the Company's Registration Statement on Form S-8 (No. 333-160-367) and is hereby incorporated by reference. Neither agreement was entered into or amended in connection with Mr. McCarthy's appointment to the additional position as Chief Operating Officer of AGL.

Item 6.    Exhibits.

        See Exhibit Index for a list of exhibits filed with this report.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURED GUARANTY LTD. (Registrant)
Dated: November 16, 2009	By:	/s/ ROBERT B. MILLS Robert B. Mills Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)
	By:	/s/ ROBERT A. BAILENSON Robert A. Bailenson Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.		Exhibit
4.1.1		Amended and Restated Trust Indenture dated as of February 24, 1999 between Financial Security Assurance Holdings Ltd. and the Senior Debt Trustee. (Incorporated by reference to Exhibit 4.1 to Financial Security Assurance Holdings Ltd.'s Registration Statement on Form S-3 (No. 333-74165).)
4.1.2
Form of Financial Security Assurance Holdings Ltd. 6 7/8% Quarterly Interest Bond Securities due December 15, 2101. (Incorporated by reference to Exhibit 2 to Financial Security Assurance Holdings Ltd.'s Current Report on Form 8-K dated December 12, 2001.)
4.1.3
Form of Financial Security Assurance Holdings Ltd. 6.25% Notes due 2102. (Incorporated by reference to Exhibit 3 to Financial Security Assurance Holdings Ltd.'s Current Report on Form 8-K filed November 25, 2002.)
4.1.4
Form of Financial Security Assurance Holdings Ltd. 5.60% Notes due 2103. (Incorporated by reference to Exhibit 2 to Financial Security Assurance Holdings Ltd.'s Current Report on Form 8-K filed July 30, 2003.)
4.1.5
Supplemental indenture, dated as of August 26, 2009, between Assured Guaranty Ltd., Financial Security Assurance Holdings Ltd. and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 99.1 to Assured Guaranty Ltd.'s Current Report on Form 8-K filed September 1, 2009)
4.2.1
Indenture, dated as of November 22, 2006, between Financial Security Assurance Holdings Ltd. and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.1 to Financial Security Assurance Holdings Ltd.'s Current Report on Form 8-K dated November 22, 2006.)
4.2.2
Form of Financial Security Assurance Holdings Ltd. Junior Subordinated Debenture, Series 2006-1. (Incorporated by reference to Exhibit 10.3 to Financial Security Assurance Holdings Ltd.'s Current Report on Form 8-K filed November 25, 2002.)
4.3
Supplemental indenture, dated as of August 26, 2009, between Assured Guaranty Ltd., Financial Security Assurance Holdings Ltd. and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 99.2 to Assured Guaranty Ltd.'s Current Report on Form 8-K filed September 1, 2009)
10.1.1	†
Financial Security Assurance Holdings Ltd. 2004 Supplemental Executive Retirement Plan, dated as of December 17, 2004. (Incorporated by reference to Exhibit 10.3 to Financial Security Assurance Holdings Ltd.'s Current Report on Form 8-K filed on December 17, 2004).
10.1.2	†
Financial Security Assurance Holdings Ltd. 2004 Supplemental Executive Retirement Plan, as amended on May 18, 2006. (Incorporated by reference to Exhibit 10.1 to Financial Security Assurance Holdings Ltd.'s Current Report on Form 8-K dated May 18, 2006.)
10.1.3	†
Financial Security Assurance Holdings Ltd. 2004 Supplemental Executive Retirement Plan, as amended on February 14, 2008. (Incorporated by reference to Exhibit 10.3 to Financial Security Assurance Holdings Ltd.'s Current Report on Form 8-K dated February 14, 2008.)

Exhibit No.		Exhibit
10.2†		Financial Security Assurance Holdings Ltd. Amended and Restated 1993 Equity Participation Plan (amended and restated as of May 17, 2001). (Incorporated by reference to Exhibit 10.1 to Financial Security Assurance Holdings Ltd.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001.)
10.3.1	†
Financial Security Assurance Holdings Ltd. 2004 Equity Participation Plan. (Incorporated by reference to Exhibit 10.1 to Financial Security Assurance Holdings Ltd.'s current report on Form 8-K filed on November 23, 2004.)
10.3.2	†
Financial Security Assurance Holdings Ltd. 2004 Equity Participation Plan, as amended on September 15, 2005. (Incorporated by reference to Exhibit 10.1 to Financial Security Assurance Holdings Ltd.'s Current Report on Form 8-K dated September 16, 2005.)
10.3.3	†
Financial Security Assurance Holdings Ltd. 2004 Equity Participation Plan, as amended on February 16, 2006. (Incorporated by reference to Exhibit 10.1 to Financial Security Assurance Holdings Ltd.'s Current Report on Form 8-K dated February 16, 2006.)
10.3.4	†
Financial Security Assurance Holdings Ltd. 2004 Equity Participation Plan, as amended on February 14, 2008. (Incorporated by reference to Exhibit 10.1 to Financial Security Assurance Holdings Ltd.'s Current Report on Form 8-K dated February 14, 2008.)
10.3.5	†
Financial Security Assurance Holdings Ltd. 2004 Equity Participation Plan, as amended and restated on May 21, 2008. (Incorporated by reference to Exhibit 10.3 to Financial Security Assurance Holdings Ltd.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008.)
10.4.1	†
Form of Financial Security Assurance Holdings Ltd. Agreement Evidencing an Award of Dexia Restricted Stock. (Incorporated by reference to Exhibit 10.4 to Financial Security Assurance Holdings Ltd.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005.)
10.4.2	†
Form of Financial Security Assurance Holdings Ltd. Agreement Evidencing an Award of Dexia Restricted Stock, as amended on February 16, 2006. (Incorporated by reference to Exhibit 10.2 to Financial Security Assurance Holdings Ltd.'s Current Report on Form 8-K dated February 16, 2006.)
10.4.3	†
Form of Financial Security Assurance Holdings Ltd. Agreement Evidencing an Award of Dexia Restricted Stock, as amended on February 14, 2008. (Incorporated by reference to Exhibit 10.6F to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.)
10.4.4	†
Form of Financial Security Assurance Holdings Ltd. Agreement Evidencing an Award of Dexia Restricted Stock, as amended on February 14, 2007. (Incorporated by reference to Exhibit 10.6E to Financial Security Assurance Holdings Ltd.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)
10.4.5	†
Form of Financial Security Assurance Holdings Ltd. Agreement Evidencing an Award of Performance Shares. (Incorporated by reference to Exhibit 99.1 to Financial Security Assurance Holdings Ltd.'s Current Report on Form 8-K dated February 16, 2005.)
10.4.6	†
Form of Financial Security Assurance Holdings Ltd. Agreement Evidencing an Award of Performance Shares, as amended on February 16, 2006. (Incorporated by reference to Exhibit 10.3 to Financial Security Assurance Holdings Ltd.'s Current Report on Form 8-K dated February 16, 2006.)

Exhibit No.		Exhibit
10.4.7	†	Form of Financial Security Assurance Holdings Ltd. Agreement Evidencing an Award of Performance Shares, as amended on February 14, 2008. (Incorporated by reference to Exhibit 10.6 to Financial Security Assurance Holdings Ltd.'s Current Report on Form 8-K dated February 14, 2008.)
10.5.1	†
Financial Security Assurance Holdings Ltd. Severance Policy for Senior Management (amended and restated as of November 13, 2003). (Incorporated by reference to Exhibit 10.7 to Financial Security Assurance Holdings Ltd.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)
10.5.2	†
Financial Security Assurance Holdings Ltd. Severance Policy for Senior Management, as amended on May 18, 2006. (Incorporated by reference to Exhibit 10.3 to Financial Security Assurance Holdings Ltd.'s Current Report on Form 8-K dated May 18, 2006.)
10.5.3	†
Financial Security Assurance Holdings Ltd. Severance Policy for Senior Management, as amended on February 14, 2008. (Incorporated by reference to Exhibit 10.4 to Financial Security Assurance Holdings Ltd.'s Current Report on Form 8-K dated February 14, 2008.)
10.5.4	†
Financial Security Assurance Holdings Ltd. Severance Policy for Senior Management, as amended and restated on May 21, 2008. (Incorporated by reference to Exhibit 10.2 to Financial Security Assurance Holdings Ltd.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008.)
10.6.1
Third Amended and Restated Credit Agreement dated as of April 30, 2005, among Financial Security Assurance Inc., FSA Insurance Company, the Banks party thereto from time to time and Bayerische Landesbank, acting through its New York Branch, as Agent. (Incorporated by reference to Exhibit 10.2 to Financial Security Assurance Holdings Ltd.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005.)
10.6.2	*
First Amendment to Third Amended and Restated Credit Agreement dated as of June 15, 2009, among Financial Security Assurance Inc., FSA Insurance Company, the Banks party thereto from time to time and Bayerische Landesbank, acting through its New York Branch, as Agent.
10.7
Pledge and Intercreditor Agreement, among Dexia Crédit Local, Dexia Bank Belgium S.A., Financial Security Assurance Inc. and FSA Asset Management LLC, dated November 13, 2008. (Incorporated by reference to Exhibit 10.3 to Financial Security Assurance Holdings Ltd.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008.)
10.8
Amended and Restated Pledge and Intercreditor Agreement, dated as of February 20, 2009, between Dexia Crédit Local, Dexia Bank Belgium S.A., Financial Security Assurance Inc., FSA Asset Management LLC, FSA Capital Markets Services LLC and FSA Capital Management Services LLC. (Incorporated by reference to Exhibit 10.19 to Financial Security Assurance Holdings Ltd.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.)
10.9
Put Option Agreement, dated as of June 23, 2003 by and between FSA and Sutton Capital Trust I. (Incorporated by reference to Exhibit 99.5 to Financial Security Assurance Holdings Ltd.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.)

Exhibit No.	Exhibit
10.10	Put Option Agreement, dated as of June 23, 2003 by and between FSA and Sutton Capital Trust II. (Incorporated by reference to Exhibit 99.6 to Financial Security Assurance Holdings Ltd.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.
10.11
Put Option Agreement, dated as of June 23, 2003 by and between FSA and Sutton Capital Trust III. (Incorporated by reference to Exhibit 99.7 to Financial Security Assurance Holdings Ltd.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.
10.12
Put Option Agreement, dated as of June 23, 2003 by and between FSA and Sutton Capital Trust IV. (Incorporated by reference to Exhibit 99.8 to Financial Security Assurance Holdings Ltd.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.
10.13
Contribution Agreement, dated as of November 22, 2006, between Dexia S.A. and Financial Security Assurance Holdings Ltd. (Incorporated by reference to Exhibit 10.4 to Financial Security Assurance Holdings Ltd.'s Current Report on Form 8-K filed November 25, 2002.)
10.14
Replacement Capital Covenant, dated as of November 22, 2006, by Financial Security Assurance Holdings Ltd. (Incorporated by reference to Exhibit 10.5 to Financial Security Assurance Holdings Ltd.'s Current Report on Form 8-K dated May 18, 2006.)
10.15*	Amended and Restated Summary of Annual Compensation
31.1*	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†
Management contract or compensatory plan.

*
Filed herewith.