Form 10-K
period 2009-12-31
ASSURED GUARANTY LTD
filed 2010-03-01
CIK 1273813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
(441) 279-5700
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of Common Stock held by non-affiliates of the Registrant as of the close of business on June 30, 2009 was $1,450,839,659 (based upon the closing price of the Registrant's shares on the New York Stock Exchange on that date, which was $12.38). For purposes of this information, the outstanding shares of Common Stock which were owned by all directors and executive officers of the Registrant were deemed to be the only shares of Common Stock held by affiliates.

         As of February 19, 2010, 184,335,043 shares of Common Stock, par value $0.01 per share, were outstanding (excludes 219,669 unvested restricted shares).

DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of Registrant's definitive proxy statement relating to its 2010 Annual General Meeting of Shareholders are incorporated by reference to Part III of this report.

FORWARD-LOOKING STATEMENTS

        This Form 10-K contains information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give the expectations or forecasts of future events of Assured Guaranty Ltd. ("AGL" and, together with its subsidiaries, "Assured Guaranty" or the "Company"). These statements can be identified by the fact that they do not relate strictly to historical or current facts and relate to future operating or financial performance.

        Any or all of Assured Guaranty's forward-looking statements herein are based on current expectations and the current economic environment and may turn out to be wrong. Assured Guaranty's actual results may vary materially. Among the factors that could cause actual results to differ materially are:

  •
  rating agency action, including a ratings downgrade at any time of AGL or any of its subsidiaries and/or of transactions that AGL's subsidiaries have insured, both of which have occurred in the past;

  •
  developments in the world's financial and capital markets that adversely affect issuers' payment rates, the Company's loss experience, its ability to cede exposure to reinsurers, its access to capital, its unrealized (losses) gains on derivative financial instruments or its investment returns;

  •
  changes in the world's credit markets, segments thereof or general economic conditions;

  •
  more severe or frequent losses implicating the adequacy of the Company's loss reserve;

  •
  the impact of market volatility on the mark-to-market of the Company's contracts written in credit default swap form;

  •
  reduction in the amount of reinsurance portfolio opportunities available to the Company;

  •
  decreased demand or increased competition;

  •
  changes in applicable accounting policies or practices;

  •
  changes in applicable laws or regulations, including insurance and tax laws;

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

        The foregoing review of important factors should not be construed as exhaustive, and should be read in conjunction with the other cautionary statements that are included in this Form 10-K. The Company undertakes no obligation to update publicly or review any forward looking statement, whether as a result of new information, future developments or otherwise, except as required by law. Investors are advised, however, to consult any further disclosures the Company makes on related subjects in the Company's periodic reports filed with the SEC.

        If one or more of these or other risks or uncertainties materialize, or if the Company's underlying assumptions prove to be incorrect, actual results may vary materially from what the Company projected. Any forward looking statements in this Form 10-K reflect the Company's current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to its operations, results of operations, growth strategy and liquidity.

        For these statements, the Company claims the protection of the safe harbor for forward- looking statements contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

PART I

ITEM 1.    BUSINESS

Overview

        Assured Guaranty Ltd. ("AGL" and, together with its subsidiaries, "Assured Guaranty" or the "Company") is a Bermuda-based holding company that provides, through its operating subsidiaries, credit protection products to the public finance, infrastructure and structured finance markets in the United States ("U.S.") as well as internationally. The Company applies its credit underwriting expertise, risk management skills and capital markets experience to develop insurance, reinsurance and credit derivative products. The Company's principal product is a guaranty of principal and interest payments on: debt securities issued by governmental entities such as U.S. state or municipal authorities; obligations issued for international infrastructure projects; and asset-backed securities ("ABS") issued by special purpose entities ("SPEs"). The Company markets its protection products against principal and interest payment default directly to issuers and underwriters of public finance, infrastructure and structured finance securities as well as directly to investors in such debt obligations. The Company serves various global debt capital markets, although its principal focus is in the U.S. and Europe.

        Debt obligations guaranteed by the Company's insurance subsidiaries are generally awarded debt credit ratings that are the same rating as the financial strength rating of the Assured Guaranty subsidiary that has guaranteed that obligation. As of February 26, 2010, the Company's insurance subsidiaries were rated AA or better by Standard & Poor's Ratings Services ("S&P") and A1 or better by Moody's Investors Service, Inc. ("Moody's"). On February 24, 2010, at the request of the Company, Fitch Ratings Inc. ("Fitch") withdrew its insurer financial strength and debt ratings on all of the Company's rated subsidiaries. The Company's request had been prompted by Fitch's announcement that is is withdrawing its credit ratings on all insured bonds for which it does not provide an underlying assessment of the obligor. See "—Financial Strength Ratings" below. AGL was incorporated in Bermuda in August 2003.

        On July 1, 2009 (the "Acquisition Date"), the Company acquired Financial Security Assurance Holdings Ltd., which is in the process of being renamed AGM Holdings Inc. ("AGMH"), and AGMH's subsidiaries, including Financial Security Assurance Inc., which subsequently has been renamed Assured Guaranty Municipal Corp. ("AGM"), from Dexia Holdings, Inc. ("Dexia Holdings"). The purchase price paid by the Company was $546 million in cash and 22.3 million common shares of AGL. A portion of the purchase price was financed through a public offering of 44,275,000 AGL common shares (raising gross proceeds of $487.0 million) and 3,450,000 equity units (raising gross proceeds of $172.5 million).

        Assured Guaranty's acquisition of AGMH (the "AGMH Acquisition") did not include the acquisition of AGMH's former financial products business, which was comprised of its guaranteed investment contracts ("GICs") business, its medium term notes ("MTNs") business and the equity payment agreements associated with AGMH's leveraged lease business (the "Financial Products Business"). The AGMH subsidiaries that conducted AGMH's Financial Products Business (the "Financial Products Companies") were transferred to Dexia Holdings prior to completion of the AGMH Acquisition. In addition, as further described under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity Arrangements with respect to AGMH's former Financial Products Business," the Company has entered into various agreements with Dexia SA (the parent of Dexia Holdings and, together with its subsidiaries, "Dexia") in order to transfer to Dexia the credit and liquidity risks associated with AGMH's former Financial Products Business.

        AGL's principal operating subsidiaries are Assured Guaranty Corp. ("AGC"), AGM and Assured Guaranty Re Ltd. ("AG Re").

  •
  AGC, an insurance company located in New York and domiciled in Maryland, was organized in 1985 and commenced operations in January 1988. It provides insurance and reinsurance that protects against principal and interest payment defaults on debt obligations rated investment-grade ("IG") at inception, in either financial guaranty or credit derivative contract form in the U.S. public finance and the global infrastructure and structured finance markets. AGC owns 100% of Assured Guaranty (UK) Ltd. ("AGUK"), a company incorporated in the United Kingdom ("U.K.") as a U.K. insurance company and which is also authorized to operate in various countries throughout the European Economic Area.

  •
  AGM, an insurance company located and domiciled in New York, was organized in 1984 and commenced operations in 1985. It now only provides insurance and reinsurance that protects against principal and interest payment defaults on debt obligations rated IG at inception in the U.S. public finance and global infrastructure market. Previously, AGM also offered insurance and reinsurance in the global structured finance market. AGM owns 100% of FSA Insurance Company ("FSAIC"), an Oklahoma-domiciled insurance company that primarily provides reinsurance to AGM. FSAIC in turn owns 100% of Assured Guaranty (Europe) Ltd. (formerly Financial Security Assurance (U.K.) Limited, "AGE"), a UK incorporated company licensed as a UK insurance company to provide financial guaranty insurance in both the international public finance and structured finance markets. AGM and FSAIC together own Financial Security Assurance International Ltd. ("FSA International"), a Bermuda insurance company that provides reinsurance to AGM and insurance for transactions outside the U.S. and European markets.

  •
  AG Re is incorporated under the laws of Bermuda and is licensed as a Class 3B Insurer and a Long-Term Insurer under the Insurance Act 1978 and related regulations of Bermuda. AG Re owns Assured Guaranty Overseas US Holdings Inc., a Delaware corporation, which owns the entire share capital of a Bermuda reinsurer, Assured Guaranty Re Overseas Ltd. ("AGRO"). AG Re and AGRO underwrite financial guaranty and residential mortgage reinsurance. AG Re and AGRO write business as reinsurers of third-party primary insurers and as reinsurers/retrocessionaires of certain affiliated companies. Under a reinsurance agreement, the reinsurer, in consideration of a premium paid to it, agrees to indemnify another insurer, called the ceding company, for part or all of the liability of the ceding company under one or more insurance policies that the ceding company has issued. AGRO, in turn, owns Assured Guaranty Mortgage Insurance Company ("AGMIC"), a New York corporation that is authorized to provide mortgage guaranty insurance and insurance.

        The AGMH Acquisition as well as the significant financial distress faced by many of the Company's competitors has resulted in the Company becoming the market leader in providing financial guaranty insurance since 2008. Since July 1, 2009, when the AGMH Acquisition closed, the Company has conducted its financial guaranty business on a direct basis from two distinct platforms: AGM, a financial guaranty insurer that now only underwrites U.S. public finance and global infrastructure business, and AGC, a financial guaranty insurer that underwrites U.S. public finance and global infrastructure transactions as well as global structured finance transactions.

        The Company believes that investors and issuers will continue to need its financial guaranty insurance over the long term as a result of the following factors:

  •
  the Company's financial guaranties are expected to continue to provide municipal issuers with the ability to access the capital markets with new debt offerings at a lower all-in interest cost than on an unguaranteed basis;

  •
  U.S. municipalities will continue to have a growing need to finance themselves in the fixed income capital markets due to the growth in their budgetary needs and capital budgets as well as due to recent declines in tax and other revenues resulting from the recent recession;

  •
  long-term debt financings for infrastructure projects are expected to grow throughout the world due to the financing needs associated with privatization initiatives or refinancing of infrastructures in developed countries;

  •
  securitization and other financing techniques for ABS and other structured finance obligations are expected to be revived, including mortgage-backed securities, as banks and other financial institutions look for alternatives to financing these obligations on their own balance sheets; and

  •
  there continues to be a global need for credit protection on public finance, infrastructure and structured finance debt obligations because of reduced risk tolerance by retail and institutional investors as well as financial institutions that invest in the related debt obligations.

Over the long term, the Company expects to continue to originate a diversified portfolio of insured debt obligations with a broad global geographic distribution that is supported by a wide variety of revenue sources and transaction structures.

The Company's Operating Segments

        The Company's financial results include four business segments: financial guaranty direct, financial guaranty reinsurance, mortgage guaranty and other. The financial guaranty direct segment is reported net of business ceded to external reinsurers. The financial guaranty insurance and reinsurance segments include interest and principal payment default protection provided in both insurance and credit derivative contract form.

        The Company primarily conducts its business through subsidiaries located in the U.S., Europe and Bermuda, although there is also a branch of AGM in Japan and a service company and a representative office in Australia. The Company's insured obligations are generally issued in the U.S. and Europe, although it has also guaranteed securities issued in South America, Australia and other global markets.

        The following table sets forth the Company's net premiums earned by segment for the periods presented:

Net Premiums Earned By Segment

	Year Ended December 31,
	2009	2008	2007
	(in millions)
Financial guaranty direct:
Public finance	$328.0	$34.6	$13.0
Structured finance	465.0	55.4	39.9

Total financial guaranty direct	793.0	90.0	52.9

Financial guaranty reinsurance:
Public finance	92.8	123.1	62.8
Structured finance	41.6	42.6	26.1

Total financial guaranty reinsurance	134.4	165.7	88.9

Mortgage guaranty:	3.0	5.7	17.5

Total net earned premiums	$930.4	$261.4	$159.3

Financial Guaranty Direct and Financial Guaranty Reinsurance

        Financial guaranty direct insurance provides an unconditional and irrevocable guaranty that protects the holder of a financial debt obligation against non-payment of scheduled principal and interest payments when due. Upon an obligor's default on scheduled principal or interest payments due on the debt obligation, the Company is required under the financial guaranty or credit derivative contract to pay the investor or swap counterparty the principal or interest shortfall due.

        Financial guaranty insurance may be issued to all of the investors of the guaranteed series or tranche of a municipal bond or structured finance security at the time of issuance of those obligations or it may be issued in the secondary market to only specific individual holders of such obligations who purchase the Company's credit protection.

        Both issuers of and investors in financial instruments may benefit from financial guaranty insurance. Issuers benefit when they purchase financial guaranty insurance for their new issue debt transaction because the insurance may have the effect of lowering an issuer's interest cost over the life of the issued debt transaction to the extent that the insurance premium charged by the Company is less than the net present value of the difference between the yield on the obligation insured by Assured Guaranty (which carries the credit rating of the specific subsidiary that guarantees the debt obligation) and the yield on the debt obligation if sold on the basis of its uninsured credit rating. The principal benefit to investors is that the Company's guaranty improves the marketability of obligations issued by infrequent or unknown issuers, as well as obligations with complex structures or backed by asset classes new to the market. This benefit, which we call a "liquidity benefit," results from the increase in secondary market trading values for Assured Guaranty-insured obligations as compared to uninsured obligations by the same issuer. In general, the liquidity benefit of financial guaranties is that investors are able to sell insured bonds more quickly and, depending on the financial strength rating of the insurer, at a higher secondary market price than for uninsured debt obligations. The liquidity benefit reflects investors' willingness to pay more for the value of the Company's financial guaranty as well as for the value of the market price homogenization that financial guaranty insurance provides. As a result, investors in bonds guaranteed by the Company benefit from increased liquidity in the secondary market, added protection against loss in the event of the obligor's default on its obligation, and reduced exposure to price volatility caused by changes in the credit quality of the underlying issue.

        As an alternative to traditional financial guaranty insurance, credit protection relating to a particular security or obligor may also be provided through a credit derivative contract, such as a credit default swap ("CDS"). Under the terms of a credit default contract or swap, the seller of credit protection agrees to make a specified payment to the buyer of credit protection if one or more specified credit events occurs with respect to a reference obligation or entity. In general, the credit events specified in the Company's credit derivative contracts are for interest and principal defaults on the reference obligation. One difference between credit derivatives and traditional primary financial guaranty insurance is that credit default protection is typically provided to a particular buyer rather than to all holders of the reference obligation. As a result, the Company's rights and remedies under a credit derivative contract may be different and more limited than on a financial guaranty of an entire issuance. Credit derivatives may be preferred by some investors, however, because they generally offer the investor ease of execution and standardized terms as well as more favorable accounting or capital treatment.

        Under a reinsurance agreement, the reinsurer receives a premium and, in exchange, agrees to indemnify the primary insurer, called the ceding company, for part or all of the liability of the ceding company under one or more financial guaranty insurance policies that the ceding company has issued. The reinsurer generally agrees to pay the ceding company a ceding commission on the ceded premium as compensation for the reinsurance agreement. The reinsurer may itself purchase reinsurance protection ("retrocessions") from other reinsurers, thereby reducing its own exposure. Reinsurance agreements take two major forms: "treaty" and "facultative." Treaty reinsurance requires the reinsured to cede, and the reinsurer to assume, specific classes of risk underwritten by the ceding company over a specified period of time, typically one year. Facultative reinsurance is the reinsurance of part of one or more specified policies, and is subject to separate negotiation for each cession. The Company believes that the opportunities currently available to it in the reinsurance market consist primarily of potentially assuming portfolios of transactions from primary insurers and portfolio recapture transactions.

Financial Guaranty Portfolio

        The Company's financial guaranty direct and financial guaranty reinsurance businesses provide credit enhancement, or principal and interest payment default protection, on public finance/infrastructure and structured finance obligations.

  •
  Public Finance/Infrastructure  Public finance obligations in the U.S. consist primarily of debt obligations issued by or on behalf of states or their political subdivisions (counties, cities, towns and villages, utility districts, public universities and hospitals, public housing and transportation authorities), other public and quasi public entities, private universities and hospitals, and investor owned utilities. These obligations generally are supported by the taxing authority of the issuer, the issuer's or underlying obligor's ability to collect fees or assessments for certain projects or public services or revenues from operations. This market also includes project finance obligations, as well as other structured obligations supporting infrastructure and other public works projects. Infrastructure obligations in the U.S. and internationally consist primarily of debt obligations issued by a project or entity where the debt service is supported by the cash flows from the underlying project. Infrastructure transactions may also benefit from payments from a governmental or municipal tax authority or revenue source, although the principal payment source for an infrastructure transaction is generally from the cash flows of the underlying project itself.

  •
  Structured Finance  Structured finance obligations in both the U.S. and international markets are generally backed by pools of assets, such as residential mortgage loans, consumer or trade receivables, securities or other assets having an ascertainable cash flow or market value, that are generally held by a non-recourse special purpose issuing entity. Structured finance obligations can be "funded" or "synthetic." Funded structured finance obligations generally have the benefit of one or more forms of credit enhancement, such as over-collateralization and/or excess cash flow, to cover payment default risks associated with the related assets. Synthetic structured finance obligations generally take the form of credit derivatives or credit linked notes that reference a pool of securities or loans, with a defined deductible to cover credit risks associated with the referenced securities or loans.

        Because both the financial guaranty insurance and reinsurance businesses involve similar risks, the Company analyzes and monitors the Company's financial guaranty direct portfolio and financial guaranty reinsurance portfolios on a combined basis.

        In the tables that follow, the Company's reinsurance par outstanding on treaty business is reported on a one-quarter lag because of when the Company receives reports prepared by its ceding companies. The following table sets forth the Company's financial guaranty net par outstanding by product line:

Net Par Outstanding By Product Line

	As of December 31,
	2009	2008	2007
	(in billions)
U.S. Public Finance:
Direct	$372.1	$37.4	$7.5
Reinsurance	51.0	69.9	74.4

Total U.S. public finance	423.1	107.3	81.9

Non-U.S. Public Finance
Direct	37.3	9.6	12.0
Reinsurance	5.4	8.9	9.8

Total non-U.S. public finance	42.7	18.5	21.8

U.S. Structured Finance:
Direct	132.9	65.6	65.0
Reinsurance	5.4	8.8	8.9

Total U.S. structured finance	138.3	74.4	73.9

Non-U.S Structured Finance:
Direct	33.2	19.4	18.6
Reinsurance	3.1	3.1	4.1

Total non-U.S. structured finance	36.3	22.5	22.7

Total net par outstanding	$640.4	$222.7	$200.3

        U.S. Public Finance Obligations    The Company insures and reinsures a number of different types of U.S. public finance obligations, including the following:

          General Obligation Bonds are full faith and credit bonds that are issued by states, their political subdivisions and other municipal issuers, and are supported by the general obligation of the issuer to pay from available funds and by a pledge of the issuer to levy ad valorem taxes in an amount sufficient to provide for the full payment of the bonds.

          Tax-Backed Bonds are obligations that are supported by the issuer from specific and discrete sources of taxation. They include tax-backed revenue bonds, general fund obligations and lease revenue bonds. Tax-backed obligations may be secured by a lien on specific pledged tax revenues, such as a gasoline or excise tax, or incrementally from growth in property tax revenue associated with growth in property values. These obligations also include obligations secured by special assessments levied against property owners and often benefit from issuer covenants to enforce collections of such assessments and to foreclose on delinquent properties. Lease revenue bonds typically are general fund obligations of a municipality or other governmental authority that are subject to annual appropriation or abatement; projects financed and subject to such lease payments ordinarily include real estate or equipment serving an essential public purpose. Bonds in this category also include moral obligations of municipalities or governmental authorities.

          Municipal Utility Bonds are obligations of all forms of municipal utilities, including electric, water and sewer utilities and resource recovery revenue bonds. These utilities may be organized in various forms, including municipal enterprise systems, authorities or joint action agencies.

          Transportation Bonds include a wide variety of revenue-supported bonds, such as bonds for airports, ports, tunnels, municipal parking facilities, toll roads and toll bridges.

          Healthcare Bonds are obligations of healthcare facilities, including community based hospitals and systems, as well as of health maintenance organizations and long-term care facilities.

          Higher Education Bonds are obligations secured by revenue collected by either public or private secondary schools, colleges and universities. Such revenue can encompass all of an institution's revenue, including tuition and fees, or in other cases, can be specifically restricted to certain auxiliary sources of revenue.

          Housing Revenue Bonds are obligations relating to both single and multi-family housing, issued by states and localities, supported by cash flow and, in some cases, insurance from entities such as the Federal Housing Administration.

          Infrastructure Bonds include obligations issued by a variety of entities engaged in the financing of infrastructure projects, such as roads, airports, ports, social infrastructure and other physical assets delivering essential services supported by long-term concession arrangements with a public sector entity.

          Investor-Owned Utility Bonds are obligations primarily backed by investor-owned utilities, first mortgage bond obligations of for-profit electric or water utilities providing retail, industrial and commercial service, and also include sale-leaseback obligation bonds supported by such entities.

          Other Public Finance Bonds include other debt issued, guaranteed or otherwise supported by U.S. national or local governmental authorities, as well as student loans, revenue bonds, and obligations of some not-for-profit organizations.

        The following table sets forth the Company's U.S. public finance direct and reinsurance gross par written by bond type (stated as a percentage of the Company's total U.S. public finance direct and reinsurance gross par written) for the years presented:

U.S. Public Finance Gross Par Written by Asset Type

	Year Ended December 31,
	2009	2008	2007
	(dollars in billions)
Tax-backed	35.7%	25.5%	22.9%
General obligation	33.7	24.5	25.1
Municipal utilities	12.3	15.3	8.9
Transportation	6.5	11.9	10.4
Higher education	5.2	4.9	7.3
Healthcare	3.4	12.2	13.1
Infrastructure finance	2.7	1.5	0.2
Investor-owned utilities	—	0.2	2.2
Housing	0.1	0.1	3.1
Other public finance	0.4	3.9	6.8

Total	100.0%	100.0%	100.0%

Total U.S. public finance gross par written	$47.1	$37.0	$34.8

        The following table sets forth the Company's U.S. public finance direct and reinsurance net par outstanding by bond type (stated as a percentage of the Company's total U.S. public finance direct and reinsurance net par outstanding) as of the dates indicated:

U.S. Public Finance Net Par Outstanding by Asset Type

	As of December 31,
	2009	2008	2007
	(dollars in billions)
General obligation	42.2%	25.2%	24.8%
Tax-backed	19.6	24.1	21.7
Municipal utilities	16.4	14.5	14.2
Transportation	8.3	11.8	12.2
Healthcare	5.2	10.9	12.7
Higher education	3.6	5.0	4.5
Housing	2.0	1.8	2.5
Infrastructure finance	0.8	0.8	0.1
Investor-owned utilities	0.4	2.0	2.8
Other public finance	1.5	3.9	4.5

Total	100.0%	100.0%	100.0%

Total U.S. public finance net par outstanding	$423.1	$107.3	$81.9

        The table below shows the Company's ten largest U.S. public finance direct and reinsurance exposures by revenue source (stated as a percentage of the Company's total U.S. public finance net par outstanding) as of December 31, 2009:

Ten Largest U.S. Public Finance Exposures

	Net Par Outstanding	Percent of Total U.S. Public Finance Net Par Outstanding	Rating(1)
	(dollars in millions)
New Jersey, State of	$4,965	1.2%	AA-
New York, State of	3,544	0.8	AA
California, State of	3,528	0.8	A
Massachusetts, Commonwealth of	3,428	0.8	AA
New York, City of New York	3,301	0.8	AA-
Puerto Rico, Commonwealth of	2,616	0.6	BBB-
Washington, State of	2,417	0.6	AA
Chicago, City of Illinois	2,374	0.6	A+
Houston Texas Water and Sewer Authority	2,344	0.6	A+
Wisconsin, State of	2,253	0.5	AA-

Total of top ten U.S. public finance exposures	$30,770	7.3%

(1)
Represents the Company's internal rating. The Company's rating scale is similar to that used by the nationally recognized rating agencies.

        Non-U.S. Public Finance Obligations    The Company insures and reinsures a number of different types of non-U.S. public finance obligations, which are consist of both infrastructure projects and other projects essential for municipal function such as regulated utilities. Credit support for the exposures written by the Company may come from a variety of sources, including some combination of subordinated tranches, excess spread, over-collateralization or cash reserves. Additional support also may be provided by transaction provisions intended to benefit noteholders or credit enhancers. The types of non-U.S. public finance securities the Company insures and reinsures include the following:

          Infrastructure Finance Obligations are obligations issued by a variety of entities engaged in the financing of international infrastructure projects, such as roads, airports, ports, social infrastructure, and other physical assets delivering essential services supported either by long-term concession arrangements with a public sector entity or a regulatory regime. The majority of the Company's international infrastructure business is conducted in the UK.

          Regulated Utilities Obligations are issued by government-regulated providers of essential services and commodities, including electric, water and gas utilities. The majority of the Company's international regulated utility business is conducted in the UK.

          Pooled Infrastructure Obligations are synthetic asset-backed obligations that take the form of CDS obligations or credit-linked notes that reference either infrastructure finance obligations or a pool of such obligations, with a defined deductible to cover credit risks associated with the referenced obligations.

          Other Public Finance Obligations include obligations of local, municipal, regional or national governmental authorities or agencies.

        The following table sets forth the Company's non-U.S. public finance direct and reinsurance gross par written by bond type (stated as a percentage of the Company's total non-U.S. direct and reinsurance gross par written) for the years presented:

Non-U.S. Public Finance Gross Par Written by Asset Type

	Year Ended December 31,
	2009	2008	2007
	(dollars in billions)
Infrastructure finance	33.8%	26.8%	29.0%
Regulated utilities	42.8	69.3	43.6
Pooled infrastructure	—	—	17.2
Other public finance	23.4	3.9	10.2

Total	100.0%	100.0%	100.0%

Total non-U.S. public finance gross par written	$0.6	$1.8	$7.2

        The following table sets forth the Company's non-U.S. public finance direct and reinsurance net par outstanding by bond type (stated as a percentage of the Company's total non-U.S. public finance direct and reinsurance net par outstanding) as of the dates indicated:

Non-U.S. Public Finance Net Par Outstanding by Asset Type

	As of December 31,
	2009	2008	2007
	(dollars in billions)
Infrastructure finance	38.2%	27.3%	27.5%
Regulated utilities	32.4	40.6	38.1
Pooled infrastructure	10.3	23.0	25.3
Other public finance	19.1	9.1	9.1

Total	100.0%	100.0%	100.0%

Total non-U.S. public finance net par outstanding	$42.7	$18.5	$21.8

        The table below shows the Company's ten largest non-U.S. public finance direct and reinsurance exposures by revenue source (stated as a percentage of the Company's total non-U.S. public finance net par outstanding) as of December 31, 2009:

Ten Largest Non-U.S. Public Finance Exposures

	Net Par Outstanding	Percent of Total Non-U.S. Public Finance Net Par Outstanding	Rating(1)
	(dollars in millions)
Quebec Province	$2,425	5.7%	A+
Sydney Airport Finance Company	1,567	3.7	BBB
Thames Water Utility Finance Plc	1,389	3.2	BBB+
Essential Public Infrastructure Capital III	919	2.1	AAA
Channel Link Enterprises Finance Plc	908	2.1	BBB
Essential Public Infrastructure Capital II	846	2.0	AAA
Southern Gas Networks Plc	843	2.0	BBB
International AAA Sovereign Debt Synthetic CDO	821	1.9	AAA
Reliance Rail Finance Pty. Limited	750	1.8	A-
United Utilities Water Plc	703	1.6	A

Total of top ten non-U.S. public finance exposures	$11,171	26.1%

(1)
Represents the Company's internal rating. The Company's rating scale is similar to that used by the nationally recognized rating agencies.

  U.S. and Non-U.S. Structured Finance Obligations

        The Company insures and reinsures a number of different types of U.S. and non-U.S. structured finance obligations. Credit support for the exposures written by the Company may come from a variety of sources, including some combination of subordinated tranches, excess spread, over-collateralization or cash reserves. Additional support also may be provided by transaction provisions intended to benefit noteholders or credit enhancers. The types of U.S. and Non-U.S. Structured Finance obligations the Company insures and reinsures include the following:

          Pooled Corporate Obligations are securities primarily backed by various types of corporate debt obligations, such as secured or unsecured bonds, bank loans or loan participations and trust preferred securities. These securities are often issued in "tranches," with subordinated tranches providing credit support to the more senior tranches. The Company's financial guaranty exposures generally are to the more senior tranches of these issues.

          Residential Mortgage-Backed Securities ("RMBS") and Home Equity Securities are obligations backed by closed-end first mortgage loans and closed- and open-end second mortgage loans or home equity loans on one-to-four family residential properties, including condominiums and cooperative apartments. First mortgage loan products in these transactions include fixed rate, adjustable rate ("ARM") and option adjustable-rate ("Option ARM") mortgages. The credit quality of borrowers covers a broad range, including "prime", "subprime" and "Alt-A". A prime borrower is generally defined as one with strong risk characteristics as measured by factors such as payment history, credit score, and debt-to-income ratio. A subprime borrower is a borrower with higher risk characteristics, usually as determined by credit score and/or credit history. An Alt-A borrower is generally defined as a prime quality borrower that lacks certain ancillary characteristics, such as fully documented income.

          Financial Products is the GICs portion of the former Financial Products Business of AGMH. AGM has issued financial guaranty insurance policies on the GICs and in respect of the GICs business that cannot be revoked or cancelled. Assured Guaranty is indemnified against exposure to the former Financial Products Business by Dexia. In addition, the French and Belgian governments have issued guaranties in respect of the GICs portion of the Financial Products Business. The Financial Products Business is currently being run off.

          Structured Credit Securities include program-wide credit enhancement for commercial paper conduits in the U.S., and securities issued in whole business securitizations and intellectual property securitizations. Program-wide credit enhancement generally involves insuring against the default of ABS in a bank-sponsored commercial paper conduit. Securities issued in whole business and intellectual property securitizations are backed by revenue-producing assets sold to a limited-purpose company by an operating company, including franchise agreements, lease agreements, intellectual property and real property.

          Consumer Receivables Securities are obligations backed by non-mortgage consumer receivables, such as automobile loans and leases, credit card receivables and other consumer receivables.

          Commercial Mortgage-Backed Securities ("CMBS") are obligations backed by pools of commercial mortgages. The collateral supporting CMBS include office, multi-family, retail, hotel, industrial and other specialized or mixed-use properties.

          Commercial Receivables Securities are obligations backed by equipment loans or leases, fleet auto financings, business loans and trade receivables. Credit support is derived from the cash flows generated by the underlying obligations, as well as property or equipment values as applicable.

          Insurance Securitization Securities are obligations secured by the future earnings from pools of various types of insurance/reinsurance policies and income produced by invested assets.

          Other Structured Finance Securities are obligations backed by assets not generally described in any of the other described categories.

        The following table sets forth the Company's U.S. structured finance direct and reinsurance gross par written by asset type (stated as a percentage of the Company's total U.S. structured finance direct and reinsurance gross par written) for the periods presented:

U.S. Structured Finance Gross Par Written by Asset Type

	Year Ended December 31,
	2009	2008	2007
	(dollars in billions)
Pooled corporate obligations	—%	30.0%	40.9%
RMBS and home equity	—	25.0	28.8
Structured credit	—	22.4	2.9
Consumer receivables	74.9	16.8	13.9
Commercial receivables	7.3	5.6	6.8
CMBS	—	—	4.1
Insurance securitizations	—	—	2.2
Other structured finance	17.8	0.2	0.4

Total	100.0%	100.0%	100.0%

Total U.S. structured finance gross par written	$2.2	$12.7	$36.0

        The following table sets forth the Company's U.S. structured finance direct and reinsurance net par outstanding by asset type (stated as a percentage of the Company's total U.S. structured finance direct and reinsurance net par outstanding) as of the dates indicated:

U.S. Structured Finance Net Par Outstanding by Asset Type

	As of December 31,
	2009	2008	2007
	(dollars in billions)
Pooled corporate obligations	53.7%	46.6%	45.8%
RMBS and home equity	21.1	24.7	24.7
Financial Products	7.4	—	—
Consumer receivables	6.4	6.9	8.9
CMBS	5.4	7.9	8.1
Structured credit	1.9	4.4	2.1
Commercial receivables	1.8	6.6	7.1
Insurance securitizations	1.2	2.1	1.6
Other structured finance	1.1	0.8	1.7

Total	100.0%	100.0%	100.0%

Total U.S. structured finance par outstanding	$138.3	$74.4	$73.9

        The table below shows the Company's ten largest U.S. structured finance direct and reinsurance exposures by revenue source (stated as a percentage of the Company's total U.S. structured finance net par outstanding) as of December 31, 2009:

Ten Largest U.S. Structured Finance Exposures

	Net Par Outstanding	Percent of Total U.S. Structured Finance Net Par Outstanding	Rating(1)
	(dollars in millions)
Fortress Credit Opportunities I, LP.	$1,302	0.9%	AA
Stone Tower Credit Funding	1,254	0.9	AAA
Synthetic Investment Grade Pooled Corporate CDO	1,157	0.8	Super Senior
Discover Card Master Trust I Series 2005-A	1,000	0.7	AAA
Synthetic High Yield Pooled Corporate CDO	975	0.7	AA-
Deutsche Alt-A Securities Mortgage Loan 2007-2	913	0.7	CCC
Synthetic Investment Grade Pooled Corporate CDO	791	0.6	Super Senior
Synthetic Investment Grade Pooled Corporate CDO	765	0.6	Super Senior
Synthetic Investment Grade Pooled Corporate CDO	754	0.6	Super Senior
Synthetic High Yield Pooled Corporate CDO	738	0.5	A

Total of top ten U.S. structured finance exposures	$9,649	7.0%

(1)
Represents the Company's internal rating. The Company's rating scale is similar to that used by the nationally recognized rating agencies. The super senior category, which is not generally used by rating agencies, is used by the Company in instances where the Company's AAA rated exposure has additional credit enhancement due to either (1) the existence of another security rated AAA by the Company that is subordinated to the Company's exposure or (2) the Company's exposure benefits from a different form of credit enhancement that would pay any claims first in the event that any of the exposures incurs a loss, and such credit enhancement, in management's opinion, causes the Company's attachment point to be materially above the AAA attachment point.

        The following table sets forth the Company's non-U.S. structured finance direct and reinsurance gross par written by asset type (stated as a percentage of the Company's total non-U.S. structured finance direct and reinsurance gross par written) for the years presented:

Non U.S. Structured Finance Gross Par Written by Asset Type

	Year Ended December 31,
	2009	2008	2007
	(dollars in billions)
RMBS and home equity	—%	68.6%	27.3%
Pooled corporate obligations	—	22.4	53.2
Commercial receivables	—	3.4	8.5
CMBS	—	—	3.1
Structured credit	—	—	1.1
Insurance securitizations	—	—	—
Other structured finance	—	5.6	6.8

Total	—%	100.0%	100.0%

Total non-U.S. structured finance gross par written	$—	$4.5	$10.1

        The following table sets forth the Company's non-U.S. structured finance direct and reinsurance net par outstanding by asset type (stated as a percentage of the Company's total non-U.S. structured finance direct and reinsurance net par outstanding) as of the dates indicated:

Non-U.S. Structured Finance Net Par Outstanding by Asset Type

	As of December 31,
	2009	2008	2007
	(dollars in billions)
Pooled corporate obligations	68.1%	37.2%	37.3%
RMBS and home equity	14.4	36.6	32.4
Structured credit	5.7	1.9	2.6
Commercial receivables	5.2	7.6	8.4
Insurance securitizations	2.7	4.2	3.8
CMBS	2.1	3.5	5.5
Other structured finance	1.8	9.0	10.0

Total	100.0%	100.0%	100.0%

Total international net par outstanding	$36.3	$22.5	$22.7

        The table below shows the Company's ten largest non-U.S. structured finance direct and reinsurance exposures by revenue source (stated as a percentage of the Company's total non-U.S. structured finance net par outstanding) as of December 31, 2009:

Ten Largest Non-U.S. Structured Finance Exposures

	Net Par Outstanding	Percent of Total Non-U.S. Structured Finance Net Par Outstanding	Rating(1)
	(dollars in millions)
Prime European RMBS (PB Domicile 2006-1)	$1,269	3.5%	AAA
Fortress Credit Investments I Class A-1 Revolver	935	2.6	AAA
Paragon Mortgages (NO.13) PLC	758	2.1	AAA
International Super AAA Synthetic Investment Grade Pooled Corporate CDO	740	2.0	Super Senior
International Super AAA Synthetic Investment Grade Pooled Corporate CDO	590	1.6	Super Senior
Taberna Europe CDO II PLC	585	1.6	BBB-
Global Senior Loan Index Fund 1 B.V.	559	1.5	AAA
ACS 2007-1 Pass Through Trust	533	1.5	A
Ballantyne RE PLC Class A-2 Floating Rate Notes	500	1.4	CC
Harvest CLO III Private—CLO	497	1.4	AAA

Total of top ten non-U.S. structured finance exposures	$6,966	19.2%

(1)
Represents the Company's internal rating. The Company's rating scale is similar to that used by the nationally recognized rating agencies. The super senior category, which is not generally used by rating agencies, is used by the Company in instances where the Company's AAA rated exposure has additional credit enhancement due to either (1) the existence of another security rated AAA that is subordinated to the Company's exposure or (2) the Company's exposure benefits from a different form of credit enhancement that would pay any claims first in the event that any of the exposures incurs a loss, and such credit enhancement, in management's opinion, causes the Company's attachment point to be materially above the AAA attachment point.

Financial Guaranty Portfolio by Internal Rating

        The following table sets forth the Company's net financial guaranty portfolio as of December 31, 2009 by internal rating:

Financial Guaranty Portfolio by Internal Rating

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category(1)	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
Super senior	$25	0.0%	$2,316	5.4%	$28,272	20.4%	$12,740	35.1%	$43,353	6.8%
AAA	6,461	1.5	1,477	3.5	40,022	28.9	11,826	32.6	59,786	9.3
AA	164,986	39.0	2,105	4.9	26,799	19.4	2,969	8.2	196,859	30.7
A	208,771	49.4	13,542	31.7	8,305	6.0	2,582	7.1	233,200	36.4
BBB	39,709	9.4	22,691	53.0	14,514	10.5	5,145	14.2	82,059	12.8
Below investment grade	3,126	0.7	644	1.5	20,389	14.8	1,006	2.8	25,165	4.0

Total	$423,078	100.0%	$42,775	100.0%	$138,301	100.0%	$36,268	100.0%	$640,422	100.0%

(1)
Represents the Company's internal rating. The Company's rating scale is similar to that used by the nationally recognized rating agencies. The super senior category, which is not generally used by rating agencies, is used by the Company in instances where the Company's AAA rated exposure has additional credit enhancement due to either (1) the existence of another security rated AAA that is subordinated to the Company's exposure or (2) the Company's exposure benefits from a different form of credit enhancement that would pay any claims first in the event that any of the exposures incurs a loss, and such credit enhancement, in management's opinion, causes the Company's attachment point to be materially above the AAA attachment point.

Financial Guaranty Portfolio by Geographic Area

        The following table sets forth the geographic distribution of the Company's financial guaranty portfolio as of December 31, 2009:

Geographic Distribution of Financial Guaranty Portfolio as of December 31, 2009

	Net Par Outstanding	Percent of Total Net Par Outstanding
	(dollars in millions)
U.S.:
U.S. Public Finance:
California	$60,187	9.4%
New York	35,407	5.5
Texas	31,099	4.9
Pennsylvania	28,594	4.5
Florida	25,352	4.0
Illinois	24,968	3.9
New Jersey	18,500	2.9
Michigan	17,070	2.7
Massachusetts	13,153	2.1
Washington	12,956	2.0
Other states	155,792	24.2

Total U.S. Public Finance	423,078	66.1
Structured finance (multiple states)	138,301	21.6

Total U.S.	561,379	87.7
Non-U.S.
United Kingdom	30,929	4.8
Australia	8,784	1.4
Canada	4,948	0.8
France	2,663	0.4
Italy	2,445	0.4
Other	29,274	4.5

Total non-U.S.	79,043	12.3

Total	$640,422	100.0%

Financial Guaranty Portfolio by Issue Size

        The Company seeks broad coverage of the market by insuring and reinsuring small and large issues alike. The following table sets forth the distribution of the Company's portfolio as of December 31, 2009 by original size of the Company's exposure:

Public Finance Portfolio by Issue Size

Original Par Amount Per Issue	Number of Issues	Net Par Outstanding	% of Public Finance Net Par Outstanding
	(dollars in millions)
Less than $10 million	25,300	$62,047	13.3%
$10 through $50 million	7,424	140,360	30.1
$50 through $100 million	1,464	85,979	18.5
$100 million and above	993	177,467	38.1

Total	35,181	$465,853	100.0%

Structured Finance Portfolio by Issue Size

Original Par Amount Per Issue	Number of Issues	Net Par Outstanding	% of Structured Finance Net Par Outstanding
	(dollars in millions)
Less than $10 million	440	$508	0.3%
$10 through $50 million	873	14,801	8.5
$50 through $100 million	348	18,590	10.6
$100 million and above	689	140,670	80.6

Total	2,350	$174,569	100.0%

Mortgage Guaranty Insurance/Reinsurance

        Mortgage guaranty insurance provides protection to mortgage lending institutions against the default by borrowers on mortgage loans that, at the time of the advance, had a loan to value ratio in excess of a specified ratio. The Company has not been active in writing new business in this segment since 2007. The in-force book of mortgage business consists of assumed risks undertaken by primary mortgage insurers, generally located outside the U.S. Reinsurance in the mortgage guaranty insurance industry is used to increase the insurance capacity of the ceding company, to assist the ceding company in meeting applicable regulatory and rating agency requirements, to augment the financial strength of the ceding company, and to manage the ceding company's risk profile. The Company provides mortgage guaranty protection on an excess of loss basis.

        The following table sets forth the Company's mortgage insurance and reinsurance risk in force by geographic region as of December 31, 2009:

Mortgage Guaranty Risk In Force By Geographic Region

	Risk In Force	Percent
	(dollars in millions)
United Kingdom	$232	60.2%
Ireland	151	39.3
United States	2	0.5

Total	$385	100.0%

        The following table sets forth the Company's mortgage guaranty risk in force by treaty type as of December 31, 2009:

Mortgage Guaranty Risk In Force By Treaty Type

	Risk In Force	Percent
	(dollars in millions)
Excess of loss	$383	99.5%
Quota share	2	0.5

Total	$385	100.0%

Other

        The Company underwrote several lines of business that the Company exited in connection with its 2004 initial public offering which are classified in the Company's other segment. Such lines of business include equity layer credit protection, trade credit reinsurance, title reinsurance and auto residual value reinsurance. Certain of the exposure that the Company has to this segment has been ceded to ACE Limited, but the Company remains primarily liable for such exposure.

Underwriting, Risk Management and Workout

        The Company's policies and procedures relating to risk assessment and risk management are overseen by its Board of Directors. The Board takes an enterprise-wide approach to risk management that is designed to support the Company's business plans at a reasonable level of risk. A fundamental part of risk assessment and risk management is not only understanding the risks a company faces and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate for the Company. The Board of Directors annually approves the Company's business plan, factoring risk management into account. The involvement of the Board in setting the Company's business strategy is a key part of its assessment of management's risk tolerance and also a determination of what constitutes an appropriate level of risk for the Company.

        While the Board of Directors has the ultimate oversight responsibility for the risk management process, various committees of the Board also have responsibility for risk assessment and risk management. The Risk Oversight Committee of the Board of Directors oversees the standards, controls, limits, guidelines and policies that the Company establishes and implements in respect of credit underwriting and risk management. It focuses on management's assessment and management of both (i) credit risks and (ii) other risks, including, but not limited to, financial, legal and operational risks, and risks relating to the Company's reputation and ethical standards. In addition, the Audit Committee of the Board of Directors is responsible for reviewing policies and processes related to the evaluation of risk assessment and risk management, including the Company's major financial risk exposures and the steps management has taken to monitor and control such exposures. It also reviews compliance with legal and regulatory requirements.

        The Company has established a number of management committees to develop underwriting and risk management guidelines, policies and procedures for the Company's insurance and reinsurance subsidiaries that are tailored to their respective businesses, providing multiple levels of credit review and analysis.

  •
  Portfolio Risk Management Committee—This committee establishes company-wide credit policy for all segments of the Company's business. It implements specific underwriting procedures and limits for the Company and allocates underwriting capacity among the Company's subsidiaries. The Portfolio Risk Management Committee focuses on measuring and managing credit, market and liquidity risk for the overall company. All transactions in new asset classes or new jurisdictions must be approved by this committee.

  •
  U.S. Management Committee—This committee establishes strategic policy and reviews the implementation of strategic initiatives and general business progress in the U.S. The U.S. Management Committee approves risk policy at the U.S. operating company level.

  •
  U.S. Risk Management Committee—This committee conducts an in-depth review of the insured portfolios of the U.S. subsidiaries, focusing on varying portions of the portfolio at each meeting. It assigns internal ratings of the insured transactions and reviews sector reports, monthly product line surveillance reports and compliance reports.

  •
  Workout Committee—This committee receives reports on transactions that might benefit from active loss mitigation and develops loss mitigation strategies for such transactions.

  •
  Reserve Committee—This committee is composed of the President and Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, General Counsel, Chief Accounting Officer and Chief Surveillance Officer of AGL as well as the Company's Chief Actuary. The reserve committee establishes reserves for the Company, taking into consideration the information provided by surveillance personnel.

Underwriting Procedure

        Each transaction underwritten by the Company involves persons with different expertise across various departments within the Company. The Company's transaction underwriting teams include both underwriting and legal personnel, who analyze the structure of a potential transaction and the credit and legal issues pertinent to the particular line of business or asset class, and accounting and finance personnel, who review the transaction for compliance with applicable accounting standards and investment guidelines.

        In the public finance portion of the Company's financial guaranty direct line, underwriters generally analyze the issuer's historical financial statements and, where warranted, develop stress case projections to test the issuers' ability to make timely debt service payments under stressful economic conditions. In the structured finance portion of the Company's financial guaranty direct line and in the mortgage guaranty line, underwriters generally use computer-based financial models in order to evaluate the ability of the transaction to generate adequate cash flow to service the debt under a variety of scenarios. The models include economically-stressed scenarios that the underwriters use for their assessment of the potential credit risk inherent in a particular transaction. For financial guaranty reinsurance transactions, stress model results may be provided by the primary insurer. Stress models may also be developed internally by the Company's underwriters and reflect both empirical research as well as information gathered from third parties, such as rating agencies, investment banks or servicers. The Company may also perform a due diligence review when the underwriters believe that such a review is necessary to assess properly a particular transaction. A due diligence review may include, among other things, a site visit to the project or facility, meetings with issuer management, review of underwriting and operational procedures, file reviews, and review of financial procedures and computer systems. The Company may also engage advisors such as consultants and external counsel to assist in analyzing a transaction's financial or legal risks.

        Upon completion of the underwriting analysis, the underwriter prepares a formal credit report that is submitted to a credit committee for review. An oral presentation is usually made to the committee, followed by questions from committee members and discussion among the committee members and the underwriters. In some cases, additional information may be presented at the meeting or required to be submitted prior to approval. Signatures of committee members are received and any further requirements, such as specific terms or evidence of due diligence, is noted. The Company currently has four credit committees composed of senior officers of the Company. The committees are organized by asset class, such as for public finance or structured finance, or along regulatory lines, to assess the various potential exposures.

Credit Policy

        The Company establishes exposure limits and underwriting criteria for sectors, countries, single risks and, in the case of structured finance obligations, servicers. Single risk limits are established in relation to the Company's capital base and are based on the Company's assessment of potential frequency and severity of loss as well as other factors, such as historical and stressed collateral performance. Sector limits are based on the Company's assessment of intra sector correlation, as well as other factors. Country limits are based on long term foreign currency ratings, history of political stability, size and stability of the economy and other factors.

        Critical risk factors that the Company would analyze for proposed public finance exposures include, for example, the credit quality of the issuer, the type of issue, the repayment source, the security pledged, the presence of restrictive covenants and the issue's maturity date. The Company has also been focusing on the ability of obligors to file for bankruptcy or receivership under applicable statutes (and on related statutes that provide for state oversight or fiscal control over financially troubled obligors); the amount of liquidity available to the obligors for debt payment, including the obligors' exposure to derivative contracts and to debt subject to acceleration; and to the ability of the obligors to increase revenue. Underwriting considerations include (1) the classification of the transaction, reflecting economic and social factors affecting that bond type, including the importance of the proposed project to the community, (2) the financial management of the project and of the issuer, and (3) various legal and administrative factors. In cases where the primary source of repayment is the taxing or rate setting authority of a public entity, such as general obligation bonds, transportation bonds and municipal utility bonds, emphasis is placed on the overall financial strength of the issuer, the economic and demographic characteristics of the taxpayer or ratepayer and the strength of the legal obligation to repay the debt. In cases of not-for-profit institutions, such as healthcare issuers and private higher education issuers, emphasis is placed on the financial stability of the institution, its competitive position and its management experience.

        Structured finance obligations generally present three distinct forms of risk: (1) asset risk, pertaining to the amount and quality of assets underlying an issue; (2) structural risk, pertaining to the extent to which an issue's legal structure provides protection from loss; and (3) execution risk, which is the risk that poor performance by a servicer contributes to a decline in the cash flow available to the transaction. Each risk is addressed in turn through the Company's underwriting process. Generally, the amount and quality of asset coverage required with respect to a structured finance exposure is dependent upon the historic performance of the subject asset class, or those assets actually underlying the risk proposed to be insured or reinsured. Future performance expectations are developed from this history, taking into account economic, social and political factors affecting that asset class as well as, to the extent feasible, the subject assets themselves. Conclusions are then drawn about the amount of over-collateralization or other credit enhancement necessary in a particular transaction in order to protect investors (and therefore the insurer or reinsurer) against poor asset performance. In addition, structured securities usually are designed to protect investors (and therefore the guarantor) from the bankruptcy or insolvency of the entity which originated the underlying assets, as well as the bankruptcy or insolvency of the servicer of those assets.

        For international transactions, an analysis of the country or countries in which the risk resides is performed. Such analysis includes an assessment of the political risk as well as the economic and demographic characteristics of the country or countries. For each transaction, the Company performs an assessment of the legal jurisdiction governing the transaction and the laws affecting the underlying assets supporting the obligations.

Risk Management Procedure

        The Company's surveillance personnel are responsible for monitoring and reporting on all transactions in the insured portfolio, including exposures in both the financial guaranty direct and reinsurance segments. The primary objective of the surveillance process is to monitor trends and changes in transaction credit quality, detect any deterioration in credit quality, and take such remedial actions as may be necessary or appropriate. All transactions in the insured portfolio are risk rated, and surveillance personnel are responsible for recommending adjustments to those ratings to reflect changes in transaction credit quality. For transactions where a loss is considered probable, surveillance personnel present analysis related to potential loss situations to the reserve committee.

Financial Guaranty Direct Business

        The Company conducts surveillance procedures to track risk aggregations and monitor performance of each risk. The review cycle and scope vary based upon transaction type and credit quality. In general, the review process includes the collection and analysis of information from various sources, including trustee and servicer reports, financial statements and reports, general industry or sector news and analyses, and rating agency reports. For public finance risks, the surveillance process includes monitoring general economic trends, developments with respect to state and municipal finances, and the financial situation of the issuers. For structured finance transactions, the surveillance process can include monitoring transaction performance data and cash flows, compliance with transaction terms and conditions, and evaluation of servicer or collateral manager performance and financial condition. Additionally, the Company uses various quantitative tools and models to assess transaction performance and identify situations where there may have been a change in credit quality. For all transactions, surveillance activities may include discussions with or site visits to issuers, servicers or other parties to a transaction.

Financial Guaranty Reinsurance Business

        For transactions in the Company's financial guaranty reinsurance segment, the ceding insurers are responsible for conducting ongoing surveillance of the exposures that have been ceded to the Company. The Company's surveillance personnel monitor the ceding insurer's surveillance activities on exposures ceded to the Company through a variety of means including, but not limited to, reviews of surveillance reports provided by the ceding insurers, and meetings and discussions with their analysts. The Company's surveillance personnel also monitor general news and information, industry trends and rating agency reports to help focus surveillance activities on sectors or credits of particular concern. For certain exposures, the Company also will undertake an independent analysis and remodeling of the transaction. In the event of credit deterioration of a particular exposure, more frequent reviews of the ceding company's risk mitigation activities are conducted. The Company's surveillance personnel also take steps to ensure that the ceding insurer is managing the risk pursuant to the terms of the applicable reinsurance agreement. To this end, the Company conducts periodic reviews of ceding companies' surveillance activities and capabilities. That process may include the review of the insurer's underwriting, surveillance and claim files for certain transactions.

        For more detailed information about the Company's risk management policies and procedures, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management Activities."

Workout Activities

        The Company has workout personnel who work together with the Company's surveillance personnel to develop and implement strategies on transactions that are experiencing loss or may be likely to experience loss to mitigate those losses. The Company's loss mitigation strategies include enforcing its right to require that sellers or originators repurchase loans from RMBS transactions if the seller or originator has breached its representations and warranties regarding that loan; negotiating settlements; making open market purchases of securities that it has insured; overseeing servicers of RMBS transactions and working with them to enhance their performance; and pursuing litigation.

Reinsurance

        As part of its risk management strategy, the Company has sought in the past to obtain third party reinsurance or retrocessions and may also periodically enter into other arrangements to reduce its exposure to risk concentrations, such as for single risk limits, portfolio credit rating or exposure limits, geographic limits or other factors. At December 31, 2009, the Company had reinsured approximately 12% of its principal amount outstanding to third party reinsurers.

        The Company historically obtained reinsurance to increase its underwriting capacity, both on an aggregate-risk and a single-risk basis, to meet internal, rating agency and regulatory risk limits, diversify risks, reduce the need for additional capital, and strengthen financial ratios. The Company receives capital credit for ceded reinsurance based on the reinsurer's ratings in the capital models used by the rating agencies to evaluate the Company's capital position for its financial strength ratings. In addition, a number of the Company's reinsurers are required to pledge collateral to secure their reinsurance obligations to the Company. In some cases, the pledged collateral augments the rating agency credit for the reinsurance provided. In recent years, most of the Company's reinsurers have been downgraded by one or more rating agency below the Company's ratings. While ceding commissions or premium allocation adjustments may compensate in part for such downgrades, the effect of such downgrades, in general, is to decrease the financial benefits of using reinsurance under rating agency capital adequacy models. However, to the extent a reinsurer still has the financial wherewithal to pay, the Company could still benefit from the reinsurance provided.

        The Company's ceded reinsurance may be on a quota share, first-loss or excess-of-loss basis. Quota share reinsurance generally provides protection against a fixed specified percentage of all losses incurred by the Company. First-loss reinsurance generally provides protection against a fixed specified percentage of losses incurred up to a specified limit. Excess-of-loss reinsurance generally provides protection against a fixed percentage of losses incurred to the extent that losses incurred exceed a specified limit. Reinsurance arrangements typically require the Company to retain a minimum portion of the risks reinsured.

        The Company has both facultative (transaction-by-transaction) and treaty ceded reinsurance contracts, generally arranged on an annual basis. By annual treaty, the Company employed "automatic facultative" reinsurance that permitted the Company to apply reinsurance to transactions it selected subject to certain limitations. The remainder of the Company's treaty reinsurance provided coverage for a portion, subject in certain cases to adjustment at the Company's election, of the exposure from all qualifying policies issued during the term of the treaty. The reinsurer's participation in a treaty was either cancellable annually upon 90 days' prior notice by either the Company or the reinsurer or had a one-year term. Treaties generally provide coverage for the full term of the policies reinsured during the annual treaty period, except that, upon a financial deterioration of the reinsurer or the occurrence of certain other events, the Company generally has the right to reassume all or a portion of the business reinsured. Reinsurance agreements may be subject to other termination conditions as required by applicable state law.

Financial Strength Ratings

        Major securities rating agencies generally assign ratings to obligations insured by AGC or AGM on the basis of the financial strength ratings assigned to the applicable insurer. Investors frequently rely on rating agency ratings because they influence the trading value of securities and form the basis for many institutions' investment guidelines. Therefore, the Company manages its business with the goal of achieving high financial strength ratings, preferably the highest that an agency will assign to any guarantor. However, the models used by rating agencies differ, presenting conflicting goals that sometimes make it inefficient or impractical to reach the highest rating level. The models are not fully transparent, contain subjective data (such as assumptions about future market demand for the Company's products) and change frequently.

        On February 24, 2010, at the request of the Company, Fitch withdrew the insurer financial strength and debt ratings of all of the Company's rated subsidiaries at their then current levels of AA for AGM, FSAIC, FSA International and AGE; of AA- for AGC, AG Re, AGRO, AGMIC and AGUK; of A- for the senior debt of both Assured Guaranty US Holdings Inc. ("AGUS") and AGMH; and of BBB for the junior subordinated debentures of both AGUS and AGMH. All of such ratings had been on negative outlook. The Company's request had been prompted by Fitch's announcement that it is withdrawing its credit ratings on all insured bonds for which it does not provide an underlying assessment of the obligor, an action that affects the bonds of approximately 90% of the obligors represented in the combined AGM and AGC portfolio. The Company does not believe withdrawal of the Fitch rating will have a material impact on new business production due to the limited number of issuers with an underlying Fitch rating. Withdrawal of the rating has the additional benefits of reducing rating agency volatility, providing the Company more flexibility in managing its capital, and eliminating the rating fees that the Company would otherwise pay to Fitch.

        The Company's subsidiaries have been assigned the following insurance financial strength ratings as of February 26, 2010. These ratings are subject to continuous review:

Rating Agency Ratings and Outlooks(1)

	S&P	Moody's
Assured Guaranty Corp. (AGC)	AAA	Aa3
Assured Guaranty (UK) Ltd. (AGUK)	AAA	Aa3
Assured Guaranty Municipal Corp. (AGM)	AAA	Aa3
Assured Guaranty (Europe) Ltd. (AGE)	AAA	Aa3
FSA Insurance Company (FSAIC)	AAA	Aa3
Financial Security Assurance International Ltd. (FSA International)	AAA	Aa3
Assured Guaranty Re Ltd. (AG Re)	AA	A1
Assured Guaranty Re Overseas Ltd. (AGRO)	AA	A1
Assured Guaranty Mortgage Insurance Company (AGMIC)	AA	A1

(1)
The outlook of the rating of each company is negative, except for the outlook of the ratings of AG Re, AGRO and AGMIC, which is stable. AAA (Extremely Strong) rating is the highest ranking and AA (Very Strong) is the third highest ranking of the 22 ratings categories used by S&P. Aa3 (Excellent) is the fourth highest ranking and A1 (Good) is the fifth highest ranking of 21 ratings categories used by Moody's.

        Historically, an insurance financial strength rating was an opinion with respect to an insurer's ability to pay under its insurance policies and contracts in accordance with their terms. The opinion is not specific to any particular policy or contract. Insurance financial strength ratings do not refer to an insurer's ability to meet non-insurance obligations and are not a recommendation to purchase any policy or contract issued by an insurer or to buy, hold, or sell any security insured by an insurer. More recently, the ratings also reflect qualitative factors, such as the rating agencies' opinion of an insurer's business strategy and franchise value, the anticipated future demand for its product, the composition of its portfolio, and its capital adequacy, profitability and financial flexibility.

        The major rating agencies have developed and published rating guidelines for rating financial guaranty and mortgage guaranty insurers and reinsurers. The insurance financial strength ratings assigned by the rating agencies are based upon factors relevant to policyholders and are not directed toward the protection of investors in AGL's common shares. The rating criteria used by the rating agencies in establishing these ratings include consideration of the sufficiency of capital resources to meet projected growth (as well as access to such additional capital as may be necessary to continue to meet applicable capital adequacy standards), a company's overall financial strength, and demonstrated management expertise in financial guaranty and traditional reinsurance, credit analysis, systems development, marketing, capital markets and investment operations. Obligations insured by AGC and AGM generally are rated AAA by S&P and Aa3 by Moody's by virtue of such insurance. These ratings reflect only the views of the respective rating agencies and are subject to revision or withdrawal at any time.

        The ratings of AGRO, AGMIC, AG UK and AGE are dependent upon support arrangements such as reinsurance and keepwell agreements. AG Re provides support to its subsidiary AGRO. AGRO provides support to its subsidiary AGMIC. AGC provides support to its subsidiary AGUK. AGM provides support to its subsidiary AGE. Pursuant to the terms of these agreements, each of AG Re, AGRO, AGC and AGM agrees to assume exposure from their respective subsidiaries and to provide funds to such subsidiaries sufficient for them to meet their obligations.

        See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Strength Ratings" for more information about the Company's ratings.

Competition

        Assured Guaranty's principal competition effectively are other forms of credit enhancement, such as letters of credit or credit derivatives provided by foreign and domestic banks and other financial institutions, some of which are governmental enterprises, or direct guaranties of municipal, structured finance or other debt by a federal or state government or government-sponsored or affiliated agency. In addition, credit or structural enhancement embedded in transactions, such as through overcollateralization, first loss insurance, excess spread or other terms and conditions that provide investors with additional collateral or cash flow also compete with the Company's financial guaranties.

        Assured Guaranty is currently the market leader in providing financial guaranty insurance. Other companies that previously provided financial guaranty insurance have faced significant financial distress since 2008. For example, Ambac Assurance Corporation ("Ambac") and MBIA Insurance Corporation ("MBIA") are no longer writing new business. Syncora Guarantee Inc. ("Syncora") and Financial Guaranty Insurance Corporation ("FGIC") have been ordered by the New York Insurance Department, their principal regulator, to suspend all claim payments until capital strengthening plans are implemented. CIFG Assurance North America ("CIFG") has been restructured, and a significant portion of its U.S. public finance portfolio was ceded to AGC in January 2009. AGM, which has continued to write new business, was acquired by Assured Guaranty in July 2009. New entrants into the financial guaranty industry, such as Berkshire Hathaway Assurance Corporation, Municipal and Infrastructure Assurance Corporation, National Public Finance Guarantee Corporation and Everspan Financial Guarantee Corporation did not actively write new business in 2009. As a result, in 2009, of the securities that were issued with financial guaranty insurance, 98% of such issuances were insured by Assured Guaranty.

        However, due to the unprecedented financial stress experienced by the financial guarantors, the confidence of the market in financial guaranty insurance has significantly weakened. In the U.S. public finance market, for example, insurer penetration in 2009 was approximately 8.7%, down from over 57% in 2005. Lingering uncertainty over the amount of losses ultimately to be experienced by the financial guarantors in their portfolios, particularly in respect of U.S. RMBS transactions and collateralized debt obligations backed by asset-backed securities, and the availability of alternative forms of credit enhancement, have led issuers and their investors to offer securities on an uninsured basis.

        In the future, should the market's view about financial guaranty insurance stabilize, new entrants into the financial guaranty industry could reduce the Company's future new business prospects, including by furthering price competition or offering financial guaranty insurance on transactions with structural and security features that are more favorable to the issuers than those required by Assured Guaranty. In addition, the Federal Home Loan Bank has been authorized to participate to a limited extent in the municipal financial guaranty market. There have also been proposals for the U.S.

Congress to establish a federally chartered bond insurer and for states, pension funds and the National League of Cities to establish bond insurers.

        Alternative credit enhancement structures, and in particular federal government credit enhancement or other programs, can also affect the Company's new business prospects, particularly if they provide direct governmental-level guaranties, restrict the use of third-party financial guaranties or reduce the amount of transactions that might qualify for financial guaranties. There have been periodic proposals during the past several years for state-level support of financial guaranties through investment in non-profit bond insurers. In addition, some aspects of the U.S. federal government's bailout of financial institutions have impacted the demand and use for financial guaranties. For instance, the terms of the Troubled Asset Loan Facility program through the U.S. Treasury excludes financial guaranty forms of credit enhancement, reducing the amount of structured finance issuance that might come into the public market for insurance.

        Other factors, which may not directly address credit enhancement, may also affect the demand for the Company's financial guaranties. For instance, the increase in conforming loan limits for residential mortgages and the expansion of the Federal Housing Administration's loan guaranty program have reduced the percentage of U.S. residential mortgage issuance available for private market securitization in the last several years. Another recent example is the federal government's Build America Bonds ("BABs") program, which provides direct interest rate expense subsidies to municipal issuers. As a result of the BABs program, municipal issuers have been able to sell bonds to taxable bond investors at a lower all-in interest cost than they would pay in the tax-exempt market to investors who have not traditionally relied upon bond insurance. Furthermore, the structure of the BABs program financially discourages BABs issuers from using bond insurance because the BAB interest rate subsidy is not based upon inerest expense, which does not include any premiums the issuer paid for bond insurance.

        The Company currently has no competitors in the financial guaranty reinsurance market. Previously, the Company had competed in the financial guaranty reinsurance market with multi-line insurers and with the other primary financial guaranty insurers. Competition in the financial guaranty reinsurance business is based upon many factors including financial strength ratings from the major rating agencies, a financial enhancement rating from S&P, pricing, service, size and underwriting criteria.

        For more information about the competitive environment in which the Company operates, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Environment and Market Trends."

Investments

        The Company's principal objectives in managing the Company's investment portfolio are to meet applicable regulatory requirements; to maintain sufficient liquidity to cover unexpected stress in the insurance portfolio; and to maximize total after-tax net investment income while generating a competitive total rate of return.

        The Company has a formal review process for all securities in the Company's investment portfolio, including a review for impairment losses. Factors considered when assessing impairment include:

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

  •
  whether scheduled interest payments are past due; and

  •
  whether the Company intends to sell the security prior to its recovery in fair value.

        If the Company believes a decline in the value of a particular investment is temporary, the Company records the decline as an unrealized loss on the Company's consolidated balance sheets in "accumulated other comprehensive income" in shareholders' equity.

        Prior to April 1, 2009, if the Company believed the decline to be "other than temporary," the Company wrote down the carrying value of the investment and recorded a realized loss in the Company's consolidated statements of operations.

        As of April 1, 2009, new accounting guidance was issued requiring any credit-related impairment on debt securities the Company does not plan to sell and more-likely-than-not will not to be required to sell to be recognized in the consolidated statement of operations, with the non-credit-related impairment recognized in other comprehensive income ("OCI"). For other impaired debt securities, where the Company has the intent to sell the security or more likely than not be required to or where the entire impairment is deemed by the Company to be credit-related, the entire impairment is recognized in the consolidated statement of operations.

        Beginning April 1, 2009 the Company recognizes an other-than-temporary impairment ("OTTI") loss in the consolidated statement of operations for a debt security in an unrealized loss position when either the Company has the intent to sell the debt security or it is more likely than not the Company will be required to sell the debt security before its anticipated recovery.

        The Company's assessment of a decline in value includes management's current assessment of the factors noted above. If that assessment changes in the future, the Company may ultimately record a loss after having originally concluded that the decline in value was temporary.

        Prior to mid-October 2009, the Company's investment portfolio was managed by BlackRock Financial Management, Inc. and Western Asset Management. In mid-October 2009, in addition to BlackRock Financial Management, Inc., the Company retained Deutsche Investment Management Americas Inc., General Re-New England Asset Management, Inc. and Wellington Management Company, LLP to manage the Company's investment portfolio. The Company's investment managers have discretionary authority over the Company's investment portfolio within the limits of the Company's investment guidelines approved by the Company's Board of Directors. The Company compensates each of these managers based upon a fixed percentage of the market value of the Company's portfolio. During the years ended December 31, 2009, 2008 and 2007, the Company posted investment management fee expenses of $5.4 million, $2.6 million, and $2.0 million, respectively, related to these managers.

Regulation

General

        The business of insurance and reinsurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another. Reinsurers are generally subject to less direct regulation than primary insurers. The Company is subject to regulation under applicable statutes in the U.S., the UK and Bermuda, as well as applicable statutes in Australia and Japan.

United States

        AGL has four operating insurance subsidiaries domiciled in the U.S., which the Company refers to collectively as the "Assured Guaranty U.S. Subsidiaries."

  •
  AGC is a Maryland domiciled insurance company licensed to write financial guaranty insurance and reinsurance (which is classified in some states as surety or another line of insurance) in 50

    U.S. states, the District of Columbia and Puerto Rico. AGC is also licensed as a Class 3 insurer in Bermuda. It is registered as a foreign company in Australia and currently operates through a representative office in Sydney. AGC currently intends for the representative office to conduct activities so that it does not have a permanent establishment in Australia.

  •
  AGM is a New York domiciled insurance company licensed to write financial guaranty insurance and reinsurance in 50 U.S. states, the District of Columbia, Guam, Puerto Rico and the U.S. Virgin Islands. It operates through a service company in Sydney and has a branch in Tokyo authorized to transact insurance business in Japan.

  •
  AGMIC is a New York domiciled insurance company authorized solely to transact mortgage guaranty insurance and reinsurance. It is licensed as a mortgage guaranty insurer in the State of New York and in the District of Columbia and is an approved or accredited reinsurer in the States of California, Illinois and Wisconsin.

  •
  FSAIC is an Oklahoma-domiciled insurance company also licensed in New York. The Company is in the process of redomesticating FSAIC to New York.

  Insurance Holding Company Regulation

        AGL and the Assured Guaranty U.S. Subsidiaries are subject to the insurance holding company laws of their jurisdiction of domicile (Maryland, New York and Oklahoma, respectively), as well as other jurisdictions where these insurers are licensed to do insurance business. These laws generally require each of the Assured Guaranty U.S. Subsidiaries to register with its respective domestic state insurance department and annually to furnish financial and other information about the operations of companies within their holding company system. Generally, all transactions among companies in the holding company system to which any of the Assured Guaranty U.S. Subsidiaries is a party (including sales, loans, reinsurance agreements and service agreements) must be fair and, if material or of a specified category, such as reinsurance or service agreements, require prior notice and approval or non-disapproval by the insurance department where the applicable subsidiary is domiciled.

  Change of Control

        Before a person can acquire control of a U.S. domestic insurance company, prior written approval must be obtained from the insurance commissioner of the state where the domestic insurer is domiciled. Generally, state statutes provide that control over a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, 10% or more of the voting securities of the domestic insurer. Prior to granting approval of an application to acquire control of a domestic insurer, the state insurance commissioner will consider such factors as the financial strength of the applicant, the integrity and management of the applicant's board of directors and executive officers, the acquirer's plans for the management of the applicant's board of directors and executive officers, the acquirer's plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control. These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control involving AGL that some or all of AGL's stockholders might consider to be desirable, including in particular unsolicited transactions.

  State Insurance Regulation

        State insurance authorities have broad regulatory powers with respect to various aspects of the business of U.S. insurance companies, including licensing these companies to transact business, accreditation of reinsurers, admittance of assets to statutory surplus, regulating unfair trade and claims practices, establishing reserve requirements and solvency standards, regulating investments and dividends and, in certain instances, approving policy forms and related materials and approving premium rates. State insurance laws and regulations require the Assured Guaranty U.S. Subsidiaries to file financial statements with insurance departments everywhere they are licensed, authorized or accredited to conduct insurance business, and their operations are subject to examination by those departments at any time. The Assured Guaranty U.S. Subsidiaries prepare statutory financial statements in accordance with Statutory Accounting Practices, or SAP, and procedures prescribed or permitted by these departments. State insurance departments also conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years. Market conduct examinations by regulators other than the domestic regulator are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the National Association of Insurance Commissioners.

        The Maryland Insurance Administration, the regulatory authority of the domiciliary jurisdiction of AGC, conducts a periodic examination of insurance companies domiciled in Maryland every five years. The Maryland Insurance Administration last issued a Report on Financial Examination with respect to AGC in 2008.

        The New York Insurance Department, the regulatory authority of the domiciliary jurisdiction of AGM and AGMIC, conducts a periodic examination of insurance companies domiciled in New York, also at five-year intervals. During 2008, the New York Insurance Department completed its review of each of AGM and AGMIC for the five-year period ended December 31, 2007.

        The Oklahoma Insurance Department, the regulatory authority of the domiciliary jurisdiction of FSAIC, conducts a periodic examination of insurance companies domiciled in Oklahoma, typically at three-year intervals. During 2008, it completed its review of FSAIC for the three-year period ended December 31, 2006.

        Adverse developments surrounding the Company's industry peers have led state insurance regulators and federal regulators to question the adequacy of the current regulatory scheme governing financial guaranty insurers. See "Item 1A. Risk Factors—Risks Related to GAAP and Applicable Law—Changes in or inability to comply with applicable law could adversely affect the Company's ability to do business" and "—Proposed legislative and regulatory reforms could, if enacted or adopted, result in significant and extensive additional regulation."

  State Dividend Limitations

        Maryland.    One of the primary sources of cash for the payment of debt service and dividends by AGL is the receipt of dividends from AGC. If a dividend or distribution is an "extraordinary dividend," it must be reported to, and approved by, the Insurance Commissioner prior to payment. An "extraordinary dividend" is defined to be any dividend or distribution to stockholders, such as AGUS, the parent holding company of AGC, which together with dividends paid during the preceding twelve months exceeds the lesser of 10% of an insurance company's policyholders' surplus at the preceding December 31 or 100% of AGC's adjusted net investment income during that period. Further, an insurer may not pay any dividend or make any distribution to its shareholders unless the insurer notifies the Insurance Commissioner of the proposed payment within five business days following declaration and at least ten days before payment. The Insurance Commissioner may declare that such dividend not be paid if the Commissioner finds that the insurer's policyholders' surplus would be inadequate after payment of the dividend or could lead the insurer to a hazardous financial condition. AGC declared and paid dividends of $16.8 million, $16.5 million and $12.1 million during 2009, 2008 and 2007, respectively, to AGUS. The maximum amount available during 2009 for the payment of dividends by AGC which would not be characterized as "extraordinary dividends" is approximately $122.4 million.

        New York.    Under the New York Insurance Law, AGM may declare or pay any dividend only out of "earned surplus," which is defined as that portion of the company's surplus that represents the net earnings, gains or profits (after deduction of all losses) that have not been distributed to shareholders as dividends or transferred to stated capital or capital surplus, or applied to other purposes permitted by law, but does not include unrealized appreciation of assets. Additionally, no dividend may be declared or distributed by either company in an amount which, together with all dividends declared or distributed by it during the preceding twelve months, exceeds the lesser of:

  •
  10% of policyholders' surplus as of its last statement filed with the New York Superintendent; or

  •
  100% of adjusted net investment income during this period.

Based on AGM's statutory statements for 2009, the maximum amount available for payment of dividends by AGM without regulatory approval over the 12 months following December 31, 2009 is approximately $85.3 million, subject to certain limitations.

  Contingency Reserves

        Maryland.    In accordance with Maryland insurance law and regulations, AGC maintains a statutory contingency reserve for the protection of policyholders against the effect of adverse economic cycles. The contingency reserve is maintained for each obligation and is equal to the greater of 50% of the premiums written or a percentage of principal guaranteed (which percentage varies from 0.55% to 2.5% depending on the nature of the asset). The contingency reserve is put up over a period of either 15 or 20 years, depending on the nature of the obligation, and then taken down over the same period of time. The contingency reserve may be maintained net of reinsurance. AGC's contingency reserve as of December 31, 2009 was in compliance with these insurance laws and regulations. In 2009, AGC sought and the Maryland Insurance Administration permitted contingency reserve releases of $52.5 million and $250 million based on incurred non-municipal losses in 2008.

        New York.    Under the New York Insurance Law, each of AGM and AGMIC must establish a contingency reserve to protect policyholders against the effect of adverse economic cycles. This reserve is established out of net premiums (gross premiums less premiums returned to policyholders) remaining after the statutory unearned premium reserve is established. The financial guaranty insurer is required to provide a contingency reserve:

  •
  with respect to policies written prior to July 1, 1989 in an amount equal to 50% of earned premiums less permitted reductions; and

  •
  with respect to policies written on and after July 1, 1989, quarterly on a pro rata basis over a period of 20 years for municipal bonds and 15 years for all other obligations, in an amount equal to the greater of 50% of premiums written for the relevant category of insurance or a percentage of the principal guaranteed, varying from 0.55% to 2.50%, depending on the type of obligation guaranteed, until the contingency reserve amount for the category equals the applicable percentage of net unpaid principal.

This reserve must be maintained for the periods specified above, except that reductions by the insurer may be permitted under specified circumstances in the event that actual loss experience exceeds certain thresholds or if the reserve accumulated is deemed excessive in relation to the insurer's outstanding insured obligations. AGM has in the past sought and obtained releases of excessive contingency reserves from the New York Insurance Department. Financial guaranty insurers are also required to maintain reserves for losses and loss adjustment expenses on a case-by-case basis and reserves against unearned premiums. In 2009, AGM sought and the New York Insurance Department permitted a contingency reserve release of $250 million based on incurred non-municipal losses in 2008. AGM and AGMIC's contingency reserves as of December 31, 2009 were in compliance with these insurance laws and regulations.

  Single and Aggregate Risk Limits

        The New York Insurance Law establishes single risk limits for financial guaranty insurers applicable to all obligations issued by a single entity and backed by a single revenue source. For example, under the limit applicable to qualifying ABS, the lesser of:

  •
  the insured average annual debt service for a single risk, net of qualifying reinsurance and collateral, or

  •
  the insured unpaid principal (reduced by the extent to which the unpaid principal of the supporting assets exceeds the insured unpaid principal) divided by nine, net of qualifying reinsurance and collateral, may not exceed 10% of the sum of the insurer's policyholders' surplus and contingency reserves, subject to certain conditions.

        Under the limit applicable to municipal obligations, the insured average annual debt service for a single risk, net of qualifying reinsurance and collateral, may not exceed 10% of the sum of the insurer's policyholders' surplus and contingency reserves. In addition, insured principal of municipal obligations attributable to any single risk, net of qualifying reinsurance and collateral, is limited to 75% of the insurer's policyholders' surplus and contingency reserves. Single-risk limits are also specified for other categories of insured obligations, and generally are more restrictive than those listed for asset-backed or municipal obligations. Obligations not qualifying for an enhanced single-risk limit are generally subject to the "corporate" limit (applicable to insurance of unsecured corporate obligations) equal to 10% of the sum of the insurer's policyholders' surplus and contingency reserves. For example, "triple-X" and "future flow" securitizations, as well as unsecured investor-owned utility obligations, are generally subject to these "corporate" single-risk limits.

        The New York Insurance Law also establishes aggregate risk limits on the basis of aggregate net liability insured as compared with statutory capital. "Aggregate net liability" is defined as outstanding principal and interest of guaranteed obligations insured, net of qualifying reinsurance and collateral. Under these limits, policyholders' surplus and contingency reserves must not be less than a percentage of aggregate net liability equal to the sum of various percentages of aggregate net liability for various categories of specified obligations. The percentage varies from 0.33% for certain municipal obligations to 4% for certain non-investment-grade obligations. As of December 31, 2009, each of AGM's and AGC's aggregate net liability was below the applicable limit.

        The New York Superintendent has broad discretion to order a financial guaranty insurer to cease new business originations if the insurer fails to comply with single or aggregate risk limits. In practice, the New York Superintendent has shown a willingness to work with insurers to address these concerns.

  Risk-to-Capital Requirements

        Under the New York Insurance Law, AGMIC's total liability, net of applicable reinsurance, under its aggregate insurance policies may not exceed 25 times its total policyholders' surplus, commonly known as the "risk-to-capital" requirement. As of December 31, 2009, the consolidated risk-to-capital ratio for AGMIC was below the limit.

  Investments

        The Assured Guaranty U.S. Subsidiaries are subject to laws and regulations that require diversification of their investment portfolio and limit the amount of investments in certain asset categories, such as below investment grade fixed maturity securities, equity real estate, other equity investments, and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus, and, in some instances, would require divestiture of such non-qualifying investments. The Company believes that the investments made by the Assured Guaranty U.S. Subsidiaries complied with such regulations as of December 31, 2009. In addition, any investment must be approved by the insurance company's board of directors or a committee thereof that is responsible for supervising or making such investment.

  Operations of the Company's Non-U.S. Insurance Subsidiaries

        The insurance laws of each state of the U.S. and of many other countries regulate or prohibit the sale of insurance and reinsurance within their jurisdictions by unlicensed or non-accredited insurers and reinsurers. None of AGUK, AGE, AG Re, AGRO or FSA International are admitted to do business in the United States. The Company does not intend that these companies will maintain offices or solicit, advertise, settle claims or conduct other insurance activities in any jurisdiction in the U.S. where the conduct of such activities would require it to be admitted or authorized.

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

Bermuda

        AG Re, AGRO and FSA International, the Company's "Bermuda Subsidiaries," are each an insurance company currently registered and licensed as a "Class 3B (Large Commercial) insurer," a "Class 3A (Small Commercial) insurer" and a "Class 3 insurer," respectively, and each of AG Re and AGRO are also currently registered and licensed as a "long term insurer" under the Insurance Act 1978 of Bermuda. AGC is permitted under a revocable permit granted under the Companies Act 1981 of Bermuda (the "Companies Act") to engage in and carry on trade and business limited to engaging in certain non U.S. financial guaranty insurance and reinsurance outside Bermuda from a principal place of business in Bermuda, subject to compliance with the conditions attached to the permit and relevant provisions of the Companies Act (including having a Bermuda principal representative for the Companies Act purposes, restrictions on activities in Bermuda, publication and filing of prospectuses on public offerings of securities, registration of charges against its assets and certain winding up provisions). AGC is also licensed as a Class 3 insurer in Bermuda.

        The Insurance Act 1978 of Bermuda, amendments thereto and related regulations (collectively, the "Insurance Act") impose on insurance companies certain solvency and liquidity standards; certain restrictions on the declaration and payment of dividends and distributions; certain restrictions on the reduction of statutory capital; certain restrictions on the winding up of long term insurers; and certain auditing and reporting requirements and also the need to have a principal representative and a principal office (as understood under the Insurance Act) in Bermuda. The Insurance Act grants to the Bermuda Monetary Authority (the "Authority") the power to cancel insurance licenses, supervise, investigate and intervene in the affairs of insurance companies and in certain circumstances share information with foreign regulators. Class 3, Class 3A and Class 3B insurers are authorized to carry on general insurance business (as understood under the Insurance Act), subject to conditions attached to the license and to compliance with minimum capital and surplus requirements, solvency margin, liquidity ratio and other requirements imposed by the Insurance Act. Long term insurers are permitted to carry on long term business (as understood under the Insurance Act) subject to conditions attached to the license and to similar compliance requirements and the requirement to maintain its long term business fund (a segregated fund). Each of AG Re, AGRO and FSA International is required annually to file statutorily mandated financial statements and returns, audited by an auditor approved by the Authority (no approved auditor of an insurer may have an interest in that insurer, other than as an insured, and no officer, servant or agent of an insurer shall be eligible for appointment as an insurer's approved auditor), together with an annual loss reserve opinion of the Authority approved loss reserve specialist and in respect of each of AG Re and AGRO, the required actuary's certificate with respect to the long term business. AGC has an exemption from such filings, subject to certain conditions.

        In addition, pursuant to provisions under the Insurance Act, any person who becomes a holder of at least 10%, 20%, 33% or 50% of the Company's common shares must notify the Authority in writing within 45 days of becoming such a holder or 30 days from the date they have knowledge of having become such a holder, whichever is later. The Authority has the power to object to a person holding 10% or more of the Company's common shares if it appears to the Authority that the person is not fit and proper to be such a holder. In such a case, the Authority may require the holder to reduce their shareholding in the Company and may direct, among other things, that the voting rights attaching to their common shares shall not be exercisable. A person that does not comply with such a notice or direction from the Authority will be guilty of an offence.

        Under a condition to its permit granted under the Companies Act, AGC must inform the Minister of Finance of any change in its beneficial ownership within 14 days of the occurrence of such change.

  Restrictions on Dividends and Distributions

        The Insurance Act limits the declaration and payment of dividends and other distributions by AG Re, AGRO, FSA International and AGC.

        Under the Insurance Act:

  •
  The minimum share capital must be always issued and outstanding and cannot be reduced (for a company registered both as a Class 3 insurer and a long-term insurer the minimum share capital is US$370,000 and for a company registered as a Class 3, Class 3A or Class 3B insurer only, the minimum share capital is US$120,000).

  •
  With respect to the distribution (including repurchase of shares) of any share capital, contributed surplus or other statutory capital, certain restrictions under the Insurance Act 1978 may apply if the proposal is to reduce its total statutory capital. Before reducing its total statutory capital by 15% or more of the insurer's total statutory capital as set out in its previous year's financial statements, a Class 3, Class 3A or Class 3B insurer or a long-term insurer must obtain the prior approval of the Authority.

  •
  With respect to the declaration and payment of dividends:

  (a)
  the insurer may not declare or pay any dividends during any financial year if it would cause the insurer to fail the applicable solvency margin or liquidity ratio (the "relevant margins");

  (b)
  if the insurer failed to meet any of its relevant margins on the last day of any financial year the insurer may not, without the prior approval of the Authority, declare or pay any dividends during the next financial year; and

  (c)
  a Class 3, Class 3A or Class 3B insurer which at any time fails to meet its general business solvency margin may not declare or pay any dividend until the failure is rectified, and also in such circumstances the Class 3, Class 3A or Class 3B insurer must report, within 30 days after becoming aware of its failure or having reason to believe that such failure has occurred, to the Authority giving particulars of the circumstances leading to the failure and the manner and time in which the Class 3, Class 3A or Class 3B insurer intends to rectify the failure; and

    (d)
    a Class 3B insurer is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet) unless it files (at least 7 days before payment of such dividends) with the Authority an affidavit stating that it will continue to meet the required margins.

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

        The Insurance Act was amended in 2008 by the introduction of, among other things, a new classification system of the Class 3 insurance sector. Subject to certain exceptions, all Class 3 insurers were required to submit a re-classification application to the Authority by December 31, 2008. Under the new classification criteria, all Class 3 companies are now classified as a Class 3 insurer, Class 3A (Small Commercial) insurer or Class 3B (Large Commercial) insurer. AG Re is now classified as a Class 3B insurer (effective January 1, 2009) and AGRO is now classified as a Class 3A insurer (effective January 1, 2009). AGC was not required by the Authority to reclassify and remains a Class 3 insurer and FSA International also remains a Class 3 insurer. At present, Class 3A and 3B insurers are subject to the same regulation as Class 3 insurers, although the Company anticipates an increased level of supervision for Class 3A and 3B insurers in the future. In particular, the Company anticipates that the Authority will extend the risk-based capital model currently only applicable to Class 4 insurers to Class 3B insurers in 2010.

        Under the Companies Act, a Bermuda company (such as AGL, AG Re, AGRO and FSA International) may only declare and pay a dividend or make a distribution out of contributed surplus (as understood under the Companies Act) if there are reasonable grounds for believing that the company is and after the payment will be able to meet and pay its liabilities as they become due and the realizable value of the company's assets will not be less than the aggregate of its liabilities and its issued share capital and share premium accounts. The Companies Act also regulates and restricts the reduction and return of capital and paid in share premium, including the repurchase of shares and imposes minimum issued and outstanding share capital requirements.

  Certain Other Bermuda Law Considerations

        Although AGL is incorporated in Bermuda, it is classified as a non-resident of Bermuda for exchange control purposes by the Authority. Pursuant to its non-resident status, AGL may engage in transactions in currencies other than Bermuda dollars and there are no restrictions on its ability to transfer funds (other than funds denominated in Bermuda dollars) in and out of Bermuda or to pay dividends to U.S. residents who are holders of its common shares.

        Under Bermuda law, "exempted" companies are companies formed for the purpose of conducting business outside Bermuda from a principal place of business in Bermuda. As an "exempted" company, AGL (as well as each of AG Re, AGRO and FSA International) may not, without the express authorization of the Bermuda legislature or under a license or consent granted by the Minister of Finance, participate in certain business and other transactions, including: (1) the acquisition or holding of land in Bermuda (except that held by way of lease or tenancy agreement which is required for its business and held for a term not exceeding 50 years, or which is used to provide accommodation or recreational facilities for its officers and employees and held with the consent of the Bermuda Minister of Finance, for a term not exceeding 21 years), (2) the taking of mortgages on land in Bermuda to secure a principal amount in excess of $50,000 unless the Minister of Finance consents to a higher amount, and (3) the carrying on of business of any kind or type for which it is not duly licensed in Bermuda, except in certain limited circumstances, such as doing business with another exempted undertaking in furtherance of AGL's business carried on outside Bermuda.

        The Bermuda government actively encourages foreign investment in "exempted" entities like AGL that are based in Bermuda, but which do not operate in competition with local businesses. AGL is not currently subject to taxes computed on profits or income or computed on any capital asset, gain or appreciation. Bermuda companies and permit companies, such as AGC, pay, as applicable, annual government fees, business fees, payroll tax and other taxes and duties. See "—Tax Matters—Taxation of AGL and Subsidiaries—Bermuda."

        Special considerations apply to the Company's Bermuda operations. Under Bermuda law, non-Bermudians, other than spouses of Bermudians and individuals holding permanent resident certificates or working resident certificates, are not permitted to engage in any gainful occupation in Bermuda without a work permit issued by the Bermuda government. A work permit is only granted or extended if the employer can show that, after a proper public advertisement, no Bermudian, spouse of a Bermudian or individual holding a permanent resident certificate or working resident certificate is available who meets the minimum standards for the position. The Bermuda government has a policy that places a six-year term limit on individuals with work permits, subject to specified exemptions for persons deemed to be key employees. Currently, all of the Company's Bermuda based professional employees who require work permits have been granted work permits by the Bermuda government, including the President and Chief Executive Officer, Chief Financial Officer, General Counsel, Chief Accounting Officer, Chief Risk Officer and Deputy Chief Surveillance Officer.

United Kingdom

  General

        Since December 1, 2001, the regulation of the financial services industry in the U.K. has been consolidated under the Financial Services Authority ("FSA UK"). In addition, the regulatory regime in the U.K. must comply with certain European Union ("EU") directives binding on all EU member states and notably the Markets in Financial Instruments Directive ("MiFID") which came into effect on November 1, 2007, replacing the Investments Services Directive, largely for the purposes of harmonizing the regulatory regime for investment services and activities across the EEA (see definition of "EEA" under "Passporting" below).

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

        Insurance business in the U.K. falls into two main categories: long-term insurance (which is primarily investment related) and general insurance. Subject to limited exceptions, it is not possible for a new insurance company to be authorized in both long-term and general insurance business unless the long-term insurance business is restricted to reinsurance business. These two categories are both divided into "classes" (for example: permanent health and pension fund management are two classes of long-term insurance; damage to property and motor vehicle liability are two classes of general insurance). Under the Financial Services and Markets Act 2000 ("FSMA"), effecting or carrying out contracts of insurance, within a class of general or long-term insurance, by way of business in the UK, constitutes a "regulated activity" requiring authorization. An authorized insurance company must have permission for each class of insurance business it intends to write.

        Each of AGUK and AGE is authorized to effect and carry out certain classes of non-life insurance, specifically: classes 14 (credit), 15 (suretyship) and 16 (miscellaneous financial loss). This scope of permission is sufficient to enable AGUK and AGE to effect and carry out financial guaranty insurance and reinsurance. The insurance and reinsurance businesses of AGUK and AGE are subject to close supervision by the FSA UK. In addition to its requirements for senior management arrangements, systems and controls of insurance and reinsurance companies under its jurisdiction, the FSA UK now regards itself as a principles based regulator and is placing an increased emphasis on risk identification and management in relation to the prudential regulation of insurance and reinsurance business in the U.K. The FSA UK's rules include those on the sale of general insurance, known as insurance mediation, the General Prudential Sourcebook (GENPRU) and the Prudential Sourcebook for Insurers (INSPRU) (collectively, the "Prudential Sourcebooks"), which include measures such as risk-based capital adequacy rules, including individual capital assessments. These are intended to align capital requirements with the risk profile of each insurance company and ensure adequate diversification of an insurer's or reinsurer's exposures to any credit risks of its reinsurers. AGE has calculated its minimum required capital according to the FSA's individual capital adequacy criteria and is in compliance. Each of AGUK and AGE also has permission to arrange and advise on deals in financial guaranties which it underwrites.

        Assured Guaranty Finance Overseas Ltd. ("AGFOL"), a subsidiary of AGL, is authorized by the FSA UK as a "Category D" company to carry out designated investment business activities in that it may "advise on investments (except on pension transfers and pension opt outs)" relating to most investment instruments. In addition, it may arrange or bring about transactions in investments and make "arrangements with a view to transactions in investments." It should be noted that AGFOL is not authorized as an insurer and does not itself take risk in the transactions it arranges or places, and may not hold funds on behalf of its customers. In 2009, AGFOL applied to the FSA UK for its permissions to be extended to allow it to introduce business to AGC and AGM. Such extension is necessary for AGFOL to arrange financial guaranties underwritten by AGC and AGE, even though AGFOL's role will be limited to acting as a pure introducer of business to AGC and AGE.

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

        In discussions with the FSA UK relating to AGUK, the FSA UK has requested that AGUK address its largest risk and certain other exposures, and that additional capital be contributed into the company. AGUK may not write new business until it has taken these measures. The Company believes that under the FSA UK Benchmark capital adequacy model, the FSA UK would require the contribution of approximately £20 million of additional capital. Such capital contribution is pending final resolution of the issues being discussed with the FSA UK. The Company currently is exploring these measures and the need to have two separate insurance subsidiaries in the UK.

        In discussions with the FSA UK relating to AGE, the FSA UK has agreed that AGE may insure infrastructure transactions and structured finance transactions. AGE is in compliance with the FSA UK's capital adequacy criteria.

  Solvency Requirements

        The Prudential Sourcebooks require that non-life insurance companies such as AGUK and AGE maintain a margin of solvency at all times in respect of the liabilities of the insurance company, the calculation of which depends on the type and amount of insurance business a company writes. The method of calculation of the solvency margin (known as the minimum capital requirement) is set out in the Prudential Sourcebooks, and for these purposes, the insurer's assets and liabilities are subject to specified valuation rules. The Prudential Sourcebooks also requires that AGUK and AGE calculate and share with the FSA UK their "enhanced capital requirement" based on risk-weightings applied to assets held and lines of business written. In recent years, the FSA UK has replaced the individual capital assessment for financial guaranty insurers with a "Benchmark" capital adequacy model imposed by the FSA UK. The FSA UK has indicated that it will revert to the individual capital assessment in 2010. Failure to maintain capital at least equal to the higher of the minimum capital requirement and the individual capital assessment is one of the grounds on which the wide powers of intervention conferred upon the FSA UK may be exercised.

        To the extent that the amount of premiums for such classes exceed certain specified minimum thresholds, each insurance company writing property, credit and other specified categories of insurance or reinsurance business is required by the Prudential Sourcebooks to maintain an equalization reserve calculated in accordance with the provisions of INSPRU.

        These solvency requirements will need to be amended by October 2012 in order to implement the European Union's "Solvency II" directive (Directive 2009/138/EC). Among other things, that directive introduces a revised risk-based prudential regime which includes the following features: (i) assets and liabilities are generally to be valued at their market value; (ii) the amount of required economic capital is intended to ensure, with a probably of 99.5%, that regulated firms are able to meet their obligations to policyholders and beneficiaries over the following 12 months; and (iii) reinsurance recoveries will be treated as a separate asset (rather than being netted off the underlying insurance liabilities).

        In addition, an insurer (which includes a company conducting only reinsurance business) is required to perform and submit to the FSA UK a group capital adequacy return in respect of its ultimate insurance parent and, if different, its ultimate EEA insurance parent. The calculation at the level of the ultimate EEA insurance parent is required to show a positive result. There is no such requirement in relation to the report at the level of the ultimate insurance parent, although if the report at that level raises concerns, the FSA UK may take regulatory action. Public disclosure of the

EEA group calculation is also required. The purpose of this rule is to prevent leveraging of capital arising from involvements in other group insurance firms. Given the current structure of the Company, the main aspects of the Company's capital regime in the UK will apply to Assured Guaranty Ireland Holdings Ltd. ("Assumed Guaranty Ireland"), the ultimate EEA insurance parent of AGUK and AGE, and will not apply to the ultimate insurance parent of AGUK or AGE, because it is incorporated in Bermuda, nor to those intermediate holding companies that are incorporated in the U.S., but reporting will be required to the FSA UK up to the ultimate insurance parent.

        Further, an insurer is required to report in its annual returns to the FSA UK all material related party transactions (e.g., intragroup reinsurance, whose value is more than 5% of the insurer's general insurance business amount).

  Restrictions on Dividend Payments

        UK company law prohibits each of AGUK and AGE from declaring a dividend to its shareholders unless it has "profits available for distribution." The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While the UK insurance regulatory laws impose no statutory restrictions on a general insurer's ability to declare a dividend, the FSA UK's capital requirements may in practice act as a restriction on dividends.

  Reporting Requirements

        UK insurance companies must prepare their financial statements under the Companies Act 2006, which requires the filing with Companies House of audited financial statements and related reports. In addition, UK insurance companies are required to file regulatory returns with the FSA UK, which include a revenue account, a profit and loss account and a balance sheet in prescribed forms. Under sections of the Prudential Sourcebooks, audited regulatory returns must be filed with the FSA UK within two months and 15 days of the financial year end (or three months where the delivery of the return is made electronically).

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

  Intervention and Enforcement

        The FSA UK has extensive powers to intervene in the affairs of an authorized person, culminating in the ultimate sanction of the removal of authorization to carry on a regulated activity. FSMA imposes on the FSA UK statutory obligations to monitor compliance with the requirements imposed by FSMA, and to investigate and enforce the provisions of FSMA related rules made by the FSA UK such as the Prudential Sourcebooks and breaches of the Conduct of Business Sourcebook generally applicable to authorized persons as a result of the implementation of MiFID.

        The FSA UK also has the power to prosecute criminal offenses arising under FSMA, and to prosecute insider dealing under Part V of the Criminal Justice Act of 1993, and breaches of money laundering regulations. The FSA UK's stated policy is to pursue criminal prosecution in all appropriate cases.

  "Passporting"

        EU directives allow AGFOL, AGUK and AGE to conduct business in EU states other than the United Kingdom in compliance with the scope of permission granted these companies by FSA UK without the necessity of additional licensing or authorization in other EU jurisdictions. This ability to operate in other jurisdictions of the EU on the basis of home state authorization and supervision is sometimes referred to as "passporting." Insurers may operate outside their home member state either on a "services" basis or on an "establishment" basis. Operating on a "services" basis means that the company conducts permitted businesses in the host state without having a physical presence there, while operating on an establishment basis means the company has a branch or physical presence in the host state. In both cases, a company remains subject to regulation by its home regulator although the company nonetheless may have to comply with certain local rules, such as where the company is operating on an "establishment" basis in which case, the local conduct of business (and other related) rules apply since the host state is regarded as a better place to detect and intervene in respect of suspected breaches relating to the branch within its territory. In such cases, the home state rules apply in respect of "organizational" and "prudential" obligations. In addition to EU member states, Norway, Iceland and Liechtenstein (members of the broader European Economic Area or "EEA") are jurisdictions in which this passporting framework applies. Each of AGUK, AGE and AGFOL is permitted to operate on a passport basis in various countries throughout the EEA.

  Fees and Levies

        Each of AGUK and AGE is subject to FSA UK fees and levies based on its gross written premiums ("GWP"). The FSA UK also requires authorized insurers to participate in an investors' protection fund, known as the Financial Services Compensation Scheme (the "FSCS"). The FSCS was established to compensate consumers of financial services, including the buyers of insurance, against failures in the financial services industry. Individual policyholders and small businesses may be compensated by the FSCS when an authorized insurer is unable, or likely to be unable, to satisfy policyholder claims. Neither AGUK or AGE expects to write any insurance business that is protected by the FSCS.

Tax Matters

Taxation of AGL and Subsidiaries

Bermuda

        Under current Bermuda law, there is no Bermuda income, corporate or profits tax or withholding tax, capital gains tax or capital transfer tax payable by AGL or its Bermuda Subsidiaries. AGL, AGC, and the Bermuda Subsidiaries have each obtained from the Minister of Finance under the Exempted

Undertakings Tax Protection Act 1966, as amended, an assurance that, in the event that Bermuda enacts legislation imposing tax computed on profits, income, any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance, then the imposition of any such tax shall not be applicable to AGL, AGC or the Bermuda Subsidiaries or to any of their operations or their shares, debentures or other obligations, until March 28, 2016. This assurance is subject to the proviso that it is not to be construed so as to prevent the application of any tax or duty to such persons as are ordinarily resident in Bermuda, or to prevent the application of any tax payable in accordance with the provisions of the Land Tax Act 1967 or otherwise payable in relation to any land leased to AGL, AGC or the Bermuda Subsidiaries. AGL, AGC and the Bermuda Subsidiaries each pay annual Bermuda government fees, and the Bermuda Subsidiaries and AGC pay annual insurance license fees. In addition, all entities employing individuals in Bermuda are required to pay a payroll tax and there are other sundry taxes payable, directly or indirectly, to the Bermuda government.

United States

        AGL has conducted and intends to continue to conduct substantially all of its foreign operations outside the U.S. and to limit the U.S. contacts of AGL and its foreign subsidiaries (except AGRO and AGE, which have elected to be taxed as U.S. corporations) so that they should not be engaged in a trade or business in the U.S.. A foreign corporation, such as AG Re, that is deemed to be engaged in a trade or business in the United States would be subject to U.S. income tax at regular corporate rates, as well as the branch profits tax, on its income which is treated as effectively connected with the conduct of that trade or business, unless the corporation is entitled to relief under the permanent establishment provision of an applicable tax treaty, as discussed below. Such income tax, if imposed, would be based on effectively connected income computed in a manner generally analogous to that applied to the income of a U.S. corporation, except that a foreign corporation may generally be entitled to deductions and credits only if it timely files a U.S. federal income tax return. AGL, AG Re and certain of the other foreign subsidiaries have and will continue to file protective U.S. federal income tax returns on a timely basis in order to preserve the right to claim income tax deductions and credits if it is ever determined that they are subject to U.S. federal income tax. The highest marginal federal income tax rates currently are 35% for a corporation's effectively connected income and 30% for the "branch profits" tax.

        Under the income tax treaty between Bermuda and the U.S. (the "Bermuda Treaty"), a Bermuda insurance company would not be subject to U.S. income tax on income found to be effectively connected with a U.S. trade or business unless that trade or business is conducted through a permanent establishment in the U.S.. AG Re and the other Bermuda Subsidiaries currently intend to conduct their activities so that they do not have a permanent establishment in the U.S..

        An insurance enterprise resident in Bermuda generally will be entitled to the benefits of the Bermuda Treaty if (i) more than 50% of its shares are owned beneficially, directly or indirectly, by individual residents of the U.S. or Bermuda or U.S. citizens and (ii) its income is not used in substantial part, directly or indirectly, to make disproportionate distributions to, or to meet certain liabilities of, persons who are neither residents of either the U.S. or Bermuda nor U.S. citizens.

        Foreign insurance companies carrying on an insurance business within the U.S. have a certain minimum amount of effectively connected net investment income, determined in accordance with a formula that depends, in part, on the amount of U.S. risk insured or reinsured by such companies. If AG Re or another Bermuda Subsidiary is considered to be engaged in the conduct of an insurance business in the U.S. and is not entitled to the benefits of the Bermuda Treaty in general (because it fails to satisfy one of the limitations on treaty benefits discussed above), the Internal Revenue Code of 1986, as amended (the "Code"), could subject a significant portion of AG Re's or another Bermuda Subsidiary's investment income to U.S. income tax as well as its premium income.

        Foreign corporations not engaged in a trade or business in the U.S., and those that are engaged in a U.S. trade or business with respect to their non-effectively connected income are nonetheless subject to U.S. income tax imposed by withholding on certain "fixed or determinable annual or periodic gains, profits and income" derived from sources within the U.S. (such as dividends and certain interest on investments), subject to exemption under the Code or reduction by applicable treaties. Generally under the U.S. income tax treaty with Ireland the withholding rate is reduced (i) on dividends from less than 10% owned corporations to 15%; (ii) on dividends from 10% or more owned corporations to 5%; and (iii) on interest to 0%. The Bermuda Treaty does not reduce the U.S. withholding rate on U.S.-sourced investment income. The standard non-treaty rate of U.S. withholding tax is currently 30%. Dividends paid, if any, by AGUS to Assured Guaranty Ireland should be subject to a 5% U.S. withholding tax. Dividends that would be paid from the U.S. to AGL would be subject to a 30% withholding tax.

        AGUS, AGC, AG Financial Products Inc., Assured Guaranty Overseas US Holdings Inc. and AGMIC are each a U.S. domiciled corporation and AGRO and AGE have elected to be treated as U.S. corporations for all U.S. federal tax purposes. As such, each corporation is subject to taxation in the U.S. at regular corporate rates.

Taxation of Shareholders

Bermuda Taxation

        Currently, there is no Bermuda capital gains tax, or withholding or other tax payable on principal, interests or dividends paid to the holders of the AGL common shares.

United States Taxation

        This discussion is based upon the Code, the regulations promulgated thereunder and any relevant administrative rulings or pronouncements or judicial decisions, all as in effect on the date hereof and as currently interpreted, and does not take into account possible changes in such tax laws or interpretations thereof, which may apply retroactively. This discussion does not include any description of the tax laws of any state or local governments within the U.S. or any foreign government.

        The following summary sets forth the material U.S. federal income tax considerations related to the purchase, ownership and disposition of AGL's shares. Unless otherwise stated, this summary deals only with holders that are U.S. Persons (as defined below) who purchase their shares and who hold their shares as capital assets within the meaning of section 1221 of the Code. The following discussion is only a discussion of the material U.S. federal income tax matters as described herein and does not purport to address all of the U.S. federal income tax consequences that may be relevant to a particular shareholder in light of such shareholder's specific circumstances. For example, special rules apply to certain shareholders, such as partnerships, insurance companies, regulated investment companies, real estate investment trusts, financial asset securitization investment trusts, dealers or traders in securities, tax exempt organizations, expatriates, persons that do not hold their securities in the U.S. dollar, persons who are considered with respect to AGL or any of its foreign subsidiaries as "United States shareholders" for purposes of the controlled foreign corporation ("CFC") rules of the Code (generally, a U.S. Person, as defined below, who owns or is deemed to own 10% or more of the total combined voting power of all classes of AGL or the stock of any of AGL's foreign subsidiaries entitled to vote (i.e., 10% U.S. Shareholders)), or persons who hold the common shares as part of a hedging or conversion transaction or as part of a short-sale or straddle. Any such shareholder should consult their tax advisor.

        If a partnership holds AGL's shares, the tax treatment of the partners will generally depend on the status of the partner and the activities of the partnership. Partners of a partnership owning AGL's shares should consult their tax advisers.

        For purposes of this discussion, the term "U.S. Person" means: (i) a citizen or resident of the U.S., (ii) a partnership or corporation, created or organized in or under the laws of the U.S., or organized under any political subdivision thereof, (iii) an estate the income of which is subject to U.S. federal income taxation regardless of its source, (iv) a trust if either (x) a court within the U.S. is able to exercise primary supervision over the administration of such trust and one or more U.S. Persons have the authority to control all substantial decisions of such trust or (y) the trust has a valid election in effect to be treated as a U.S. Person for U.S. federal income tax purposes or (v) any other person or entity that is treated for U.S. federal income tax purposes as if it were one of the foregoing.

        Taxation of Distributions.    Subject to the discussions below relating to the potential application of the CFC, related person insurance income ("RPII") and passive foreign investment company ("PFIC") rules, cash distributions, if any, made with respect to AGL's shares will constitute dividends for U.S. federal income tax purposes to the extent paid out of current or accumulated earnings and profits of AGL (as computed using U.S. tax principles). Under current legislation, certain dividends paid to individual and certain other non-corporate shareholders before 2011 are eligible for reduced rates of tax. Dividends paid by AGL to corporate shareholders will not be eligible for the dividends received deduction. To the extent such distributions exceed AGL's earnings and profits, they will be treated first as a return of the shareholder's basis in the common shares to the extent thereof, and then as gain from the sale of a capital asset.

        AGL believes dividends paid by AGL on its common shares before 2011 to non-corporate holders will be eligible for reduced rates of tax up to a maximum of 15% as "qualified dividend income," provided that AGL is not a PFIC and certain other requirements, including stock holding period requirements, are satisfied. Qualified dividend income is currently subject to tax at capital gain rates. Note, however, that legislation has periodically been introduced in the U.S. Congress intending to limit the availability of this preferential dividend tax rate where dividends are paid by corporations resident in foreign jurisdictions deemed to be "tax haven" jurisdictions for this purpose.

        Classification of AGL or its Foreign Subsidiaries as a Controlled Foreign Corporation.    Each 10% U.S. Shareholder (as defined below) of a foreign corporation that is a CFC for an uninterrupted period of 30 days or more during a taxable year, and who owns shares in the foreign corporation, directly or indirectly through foreign entities, on the last day of the foreign corporation's taxable year on which it is CFC, must include in its gross income for U.S. federal income tax purposes its pro rata share of the CFC's "subpart F income," even if the subpart F income is not distributed. "Subpart F income" of a foreign insurance corporation typically includes foreign personal holding company income (such as interest, dividends and other types of passive income), as well as insurance and reinsurance income (including underwriting and investment income). A foreign corporation is considered a CFC if 10% U.S. Shareholders own (directly, indirectly through foreign entities or by attribution by application of the constructive ownership rules of section 958(b) of the Code (i.e., "constructively")) more than 50% of the total combined voting power of all classes of voting stock of such foreign corporation, or more than 50% of the total value of all stock of such corporation on any day during the taxable year of such corporation. For purposes of taking into account insurance income, a CFC also includes a foreign insurance company in which more than 25% of the total combined voting power of all classes of stock (or more than 25% of the total value of the stock) is owned by 10% U.S. Shareholders, on any day during the taxable year of such corporation. A "10% U.S. Shareholder" is a U.S. Person who owns (directly, indirectly through foreign entities or constructively) at least 10% of the total combined voting power of all classes of stock entitled to vote of the foreign corporation. AGL believes that because of the dispersion of AGL's share ownership, provisions in AGL's organizational documents that limit voting power (these provisions are described in "Description of Share Capital") and other factors, no U.S. Person who owns shares of AGL directly or indirectly through one or more foreign entities should be treated as owning (directly, indirectly through foreign entities, or constructively), 10% or more of the total voting power of all classes of shares of AGL or any of its foreign subsidiaries. It is possible, however, that the Internal Revenue Service ("IRS") could challenge the effectiveness of these provisions and that a court could sustain such a challenge. In addition, the direct and indirect subsidiaries of AGUS are characterized as CFCs and any subpart F income generated will be included in the gross income of the applicable domestic subsidiaries in the AGL group.

        The RPII CFC Provisions.    The following discussion generally is applicable only if the RPII of AG Re or any other foreign insurance subsidiary that has not made an election under section 953(d) of the Code to be treated as a U.S. corporation for all U.S. federal tax purposes or are CFCs owned directly or indirectly by AGUS (each a "Foreign Insurance Subsidiary" or collectively, with AG Re, the "Foreign Insurance Subsidiaries") determined on a gross basis, is 20% or more of the Foreign Subsidiary's gross insurance income for the taxable year and the 20% Ownership Exception (as defined below) is not met. The following discussion generally would not apply for any taxable year in which the Foreign Subsidiary's gross RPII falls below the 20% threshold or the 20% Ownership Exception is met. Although the Company cannot be certain, it believes that each Foreign Insurance Subsidiary was in prior years of operations and will be for the foreseeable future below either the 20% threshold or 20% Ownership Exception for each tax year.

        RPII is any "insurance income" (as defined below) attributable to policies of insurance or reinsurance with respect to which the person (directly or indirectly) insured is a "RPII shareholder" (as defined below) or a "related person" (as defined below) to such RPII shareholder. In general, and subject to certain limitations, "insurance income" is income (including premium and investment income) attributable to the issuing of any insurance or reinsurance contract which would be taxed under the portions of the Code relating to insurance companies if the income were the income of a domestic insurance company. For purposes of inclusion of the RPII of a Foreign Insurance Subsidiary in the income of RPII shareholders, unless an exception applies, the term "RPII shareholder" means any U.S. Person who owns (directly or indirectly through foreign entities) any amount of AGL's common shares. Generally, the term "related person" for this purpose means someone who controls or is controlled by the RPII shareholder or someone who is controlled by the same person or persons which control the RPII shareholder. Control is measured by either more than 50% in value or more than 50% in voting power of stock applying certain constructive ownership principles. A Foreign Insurance Subsidiary will be treated as a CFC under the RPII provisions if RPII shareholders are treated as owning (directly, indirectly through foreign entities or constructively) 25% or more of the shares of AGL by vote or value.

        RPII Exceptions.    The special RPII rules do not apply if (i) at all times during the taxable year less than 20% of the voting power and less than 20% of the value of the stock of AGL (the "20% Ownership Exception") is owned (directly or indirectly) by persons whose (directly or indirectly) insured under any policy of insurance or reinsurance issued by a Foreign Insurance Subsidiary or related persons to any such person, (ii) RPII, determined on a gross basis, is less than 20% of a Foreign Insurance Subsidiary's gross insurance income for the taxable year (the "20% Gross Income Exception), (iii) a Foreign Insurance Subsidiary elects to be taxed on its RPII as if the RPII were effectively connected with the conduct of a U.S. trade or business, and to waive all treaty benefits with respect to RPII and meet certain other requirements or (iv) a Foreign Insurance Subsidiary elects to be treated as a U.S. corporation and waive all treaty benefits and meet certain other requirements. The Foreign Insurance Subsidiaries do not intend to make either of these elections. Where none of these exceptions applies, each U.S. Person owning or treated as owning any shares in AGL (and therefore, indirectly, in a Foreign Insurance Subsidiary) on the last day of AGL's taxable year will be required to include in its gross income for U.S. federal income tax purposes its share of the RPII for the portion of the taxable year during which a Foreign Insurance Subsidiary was a CFC under the RPII provisions, determined as if all such RPII were distributed proportionately only to such U.S. Persons at that date, but limited by each such U.S. Person's share of a Foreign Insurance Subsidiary's current-year earnings and profits as reduced by the U.S. Person's share, if any, of certain prior-year deficits in earnings and profits. The Foreign Insurance Subsidiaries intend to operate in a manner that is intended to ensure that each qualifies for either the 20% Gross Income Exception or 20% Ownership Exception.

        Computation of RPII.    For any year in which a Foreign Insurance Subsidiary does not meet the 20% Ownership Exception or the 20% Gross Income Exception, AGL may also seek information from its shareholders as to whether beneficial owners of shares at the end of the year are U.S. Persons so that the RPII may be determined and apportioned among such persons; to the extent AGL is unable to determine whether a beneficial owner of shares is a U.S. Person, AGL may assume that such owner is not a U.S. Person, thereby increasing the per share RPII amount for all known RPII shareholders. The amount of RPII includable in the income of a RPII shareholder is based upon the net RPII income for the year after deducting related expenses such as losses, loss reserves and operating expenses. If a Foreign Insurance Subsidiary meets the 20% Ownership Exception or the 20% Gross Income Exception, RPII shareholders will not be required to include RPII in their taxable income.

        Apportionment of RPII to U.S. Holders.    Every RPII shareholder who owns shares on the last day of any taxable year of AGL in which a Foreign Insurance Subsidiary does not meet the 20% Ownership Exception and the 20% Gross Income Exception should expect that for such year it will be required to include in gross income its share of a Foreign Insurance Subsidiary's RPII for the portion of the taxable year during which the Foreign Insurance Subsidiary was a CFC under the RPII provisions, whether or not distributed, even though it may not have owned the shares throughout such period. A RPII shareholder who owns shares during such taxable year but not on the last day of the taxable year is not required to include in gross income any part of the Foreign Insurance Subsidiary's RPII.

        Basis Adjustments.    An RPII shareholder's tax basis in its common shares will be increased by the amount of any RPII the shareholder includes in income. The RPII shareholder may exclude from income the amount of any distributions by AGL out of previously taxed RPII income. The RPII shareholder's tax basis in its common shares will be reduced by the amount of such distributions that are excluded from income.

        Uncertainty as to Application of RPII.    The RPII provisions are complex, have never been interpreted by the courts or the Treasury Department in final regulations, and regulations interpreting the RPII provisions of the Code exist only in proposed form. It is not certain whether these regulations will be adopted in their proposed form or what changes or clarifications might ultimately be made thereto or whether any such changes, as well as any interpretation or application of RPII by the IRS, the courts or otherwise, might have retroactive effect. These provisions include the grant of authority to the Treasury Department to prescribe "such regulations as may be necessary to carry out the purpose of this subsection including regulations preventing the avoidance of this subsection through cross insurance arrangements or otherwise." Accordingly, the meaning of the RPII provisions and the application thereof to the Foreign Insurance Subsidiaries is uncertain. In addition, the Company cannot be certain that the amount of RPII or the amounts of the RPII inclusions for any particular RPII shareholder, if any, will not be subject to adjustment based upon subsequent IRS examination. Any prospective investor which does business with a Foreign Insurance Subsidiary and is considering an investment in common shares should consult his tax advisor as to the effects of these uncertainties.

        Information Reporting.    Under certain circumstances, U.S. Persons owning shares (directly, indirectly or constructively) in a foreign corporation are required to file IRS Form 5471 with their U.S. federal income tax returns. Generally, information reporting on IRS Form 5471 is required by (i) a person who is treated as a RPII shareholder, (ii) a 10% U.S. Shareholder of a foreign corporation that is a CFC for an uninterrupted period of 30 days or more during any tax year of the foreign corporation and who owned the stock on the last day of that year; and (iii) under certain circumstances, a U.S. Person who acquires stock in a foreign corporation and as a result thereof owns 10% or more of the voting power or value of such foreign corporation, whether or not such foreign corporation is a CFC. For any taxable year in which AGL determines that the 20% Gross Income Exception and the 20%

Ownership Exception does not apply, AGL will provide to all U.S. Persons registered as shareholders of its shares a completed IRS Form 5471 or the relevant information necessary to complete the form. Failure to file IRS Form 5471 may result in penalties.

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

        Dispositions of AGL's Shares.    Subject to the discussions below relating to the potential application of the Code section 1248 and PFIC rules, holders of shares generally should recognize capital gain or loss for U.S. federal income tax purposes on the sale, exchange or other disposition of shares in the same manner as on the sale, exchange or other disposition of any other shares held as capital assets. If the holding period for these shares exceeds one year, any gain will be subject to tax at a current maximum marginal tax rate of 15% for individuals (subject to increase in 2011 without Congressional action) and 35% for corporations. Moreover, gain, if any, generally will be a U.S. source gain and generally will constitute "passive income" for foreign tax credit limitation purposes.

        Code section 1248 provides that if a U.S. Person sells or exchanges stock in a foreign corporation and such person owned, directly, indirectly through certain foreign entities or constructively, 10% or more of the voting power of the corporation at any time during the five-year period ending on the date of disposition when the corporation was a CFC, any gain from the sale or exchange of the shares will be treated as a dividend to the extent of the CFC's earnings and profits (determined under U.S. federal income tax principles) during the period that the shareholder held the shares and while the corporation was a CFC (with certain adjustments). The Company believes that because of the dispersion of AGL's share ownership, provisions in AGL's organizational documents that limit voting power and other factors that no U.S. shareholder of AGL should be treated as owning (directly, indirectly through foreign entities or constructively) 10% of more of the total voting power of AGL; to the extent this is the case this application of Code Section 1248 under the regular CFC rules should not apply to dispositions of AGL's common shares. It is possible, however, that the IRS could challenge the effectiveness of these provisions and that a court could sustain such a challenge. A 10% U.S. Shareholder may in certain circumstances be required to report a disposition of shares of a CFC by attaching IRS Form 5471 to the U.S. federal income tax or information return that it would normally file for the taxable year in which the disposition occurs. In the event this is determined necessary, AGL will provide a completed IRS Form 5471 or the relevant information necessary to complete the Form. Code section 1248 in conjunction with the RPII rules also applies to the sale or exchange of shares in a foreign corporation if the foreign corporation would be treated as a CFC for RPII purposes regardless of whether the shareholder is a 10% U.S. Shareholder or whether the 20% Ownership Exception or 20% Gross Income Exception applies. Existing proposed regulations do not address whether Code section 1248 would apply if a foreign corporation is not a CFC but the foreign corporation has a subsidiary that is a CFC and that would be taxed as an insurance company if it were a domestic corporation. The Company believes, however, that this application of Code section 1248 under the RPII rules should not apply to dispositions of AGL's shares because AGL will not be directly engaged in the insurance business. The Company cannot be certain, however, that the IRS will not interpret the proposed regulations in a contrary manner or that the Treasury Department will not amend the proposed regulations to provide that these rules will apply to dispositions of common shares. Prospective investors should consult their tax advisors regarding the effects of these rules on a disposition of common shares.

        Passive Foreign Investment Companies.    In general, a foreign corporation will be a PFIC during a given year if (i) 75% or more of its gross income constitutes "passive income" (the "75% test") or (ii) 50% or more of its assets produce passive income (the "50% test").

        If AGL were characterized as a PFIC during a given year, each U.S. Person holding AGL's shares would be subject to a penalty tax at the time of the sale at a gain of, or receipt of an "excess distribution" with respect to, their common shares, unless such person (i) is a 10% U.S. Shareholder and AGL is a CFC or (ii) made a "qualified electing fund election" or "mark-to-market" election. It is uncertain that AGL would be able to provide its shareholders with the information necessary for a U.S. Person to make a qualified electing fund election. In addition, if AGL were considered a PFIC, upon the death of any U.S. individual owning common shares, such individual's heirs or estate would not be entitled to a "step-up" in the basis of the common shares that might otherwise be available under U.S. federal income tax laws. In general, a shareholder receives an "excess distribution" if the amount of the distribution is more than 125% of the average distribution with respect to the common shares during the three preceding taxable years (or shorter period during which the taxpayer held common shares). In general, the penalty tax is equivalent to an interest charge on taxes that are deemed due during the period the shareholder owned the common shares, computed by assuming that the excess distribution or gain (in the case of a sale) with respect to the common shares was taken in equal portion at the highest applicable tax rate on ordinary income throughout the shareholder's period of ownership. The interest charge is equal to the applicable rate imposed on underpayments of U.S. federal income tax for such period. In addition, a distribution paid by AGL to U.S. shareholders that is characterized as a dividend and is not characterized as an excess distribution would not be eligible for reduced rates of tax as qualified dividend income with respect to dividends paid before 2011.

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

        The insurance income exception is intended to ensure that income derived by a bona fide insurance company is not treated as passive income, except to the extent such income is attributable to financial reserves in excess of the reasonable needs of the insurance business. The Company expects, for purposes of the PFIC rules, that each of AGL's insurance subsidiaries will be predominantly engaged in an insurance business and is unlikely to have financial reserves in excess of the reasonable needs of its insurance business in each year of operations. Accordingly, none of the income or assets of AGL's insurance subsidiaries should be treated as passive. Additionally, the Company expects that in each year of operations the passive income and assets of AGL's non-insurance subsidiaries will not exceed the 75% test or 50% test amounts in each year of operations with respect to the overall income and assets of AGL and its subsidiaries. Under the look-through rule AGL should be deemed to own its proportionate share of the assets and to have received its proportionate share of the income of its direct and indirect subsidiaries for purposes of the 75% test and the 50% test. As a result, the Company believes that AGL was not and should not be treated as a PFIC. The Company cannot be certain, however, as there are currently no regulations regarding the application of the PFIC provisions to an insurance company and new regulations or pronouncements interpreting or clarifying these rules may be forthcoming, that the IRS will not successfully challenge this position. Prospective investors should consult their tax advisor as to the effects of the PFIC rules.

        Foreign tax credit.    If U.S. Persons own a majority of AGL's common shares, only a portion of the current income inclusions, if any, under the CFC, RPII and PFIC rules and of dividends paid by AGL (including any gain from the sale of common shares that is treated as a dividend under section 1248 of the Code) will be treated as foreign source income for purposes of computing a shareholder's U.S. foreign tax credit limitations. The Company will consider providing shareholders with information regarding the portion of such amounts constituting foreign source income to the extent such information is reasonably available. It is also likely that substantially all of the "subpart F income," RPII and dividends that are foreign source income will constitute either "passive" or "general" income. Thus, it may not be possible for most shareholders to utilize excess foreign tax credits to reduce U.S. tax on such income.

        Information Reporting and Backup Withholding on Distributions and Disposition Proceeds.    Information returns may be filed with the IRS in connection with distributions on AGL's common shares and the proceeds from a sale or other disposition of AGL's common shares unless the holder of AGL's common shares establishes an exemption from the information reporting rules. A holder of common shares that does not establish such an exemption may be subject to U.S. backup withholding tax on these payments if the holder is not a corporation or non-U.S. Person or fails to provide its taxpayer identification number or otherwise comply with the backup withholding rules. The amount of any backup withholding from a payment to a U.S. Person will be allowed as a credit against the U.S. Person's U.S. federal income tax liability and may entitle the U.S. Person to a refund, provided that the required information is furnished to the IRS.

        Changes in U.S. Federal Income Tax Law Could Materially Adversely Affect AGL or AGL's Shareholders.    Legislation has been introduced in the U.S. Congress intended to eliminate certain perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the U.S. but have certain U.S. connections. For example, legislation has been introduced in Congress to limit the deductibility of reinsurance premiums paid by U.S. companies to foreign affiliates. It is possible that this or similar legislation could be introduced in and enacted by the current Congress or future Congresses that could have an adverse impact on AGL or AGL's shareholders.

        Additionally, tax laws and interpretations regarding whether a company is engaged in a U.S. trade or business or whether a company is a CFC or a PFIC or has RPII are subject to change, possibly on a retroactive basis. There are currently no regulations regarding the application of the PFIC rules to an insurance company. Additionally, the regulations regarding RPII are still in proposed form. New regulations or pronouncements interpreting or clarifying such rules may be forthcoming. The Company cannot be certain if, when or in what form such regulations or pronouncements may be provided and whether such guidance will have a retroactive effect.

Description of Share Capital

        The following summary of AGL's share capital is qualified in its entirety by the provisions of Bermuda law, AGL's memorandum of association and its Bye-Laws, copies of which are incorporated by reference as exhibits to this Annual Report on Form 10-K.

        AGL's authorized share capital of $5,000,000 is divided into 500,000,000 shares, par value U.S. $0.01 per share, of which 184,335,043 common shares were issued and outstanding as of February 19, 2010. Except as described below, AGL's common shares have no pre-emptive rights or other rights to subscribe for additional common shares, no rights of redemption, conversion or exchange and no sinking fund rights. In the event of liquidation, dissolution or winding-up, the holders of AGL's common shares are entitled to share equally, in proportion to the number of common shares held by such holder, in AGL's assets, if any remain after the payment of all AGL's debts and liabilities and the liquidation preference of any outstanding preferred shares. Under certain circumstances, AGL has the right to purchase all or a portion of the shares held by a shareholder. See "—Acquisition of Common Shares by AGL" below.

Voting Rights and Adjustments

        In general, and except as provided below, shareholders have one vote for each common share held by them and are entitled to vote with respect to their fully paid shares at all meetings of shareholders. However, if, and so long as, the common shares (and other of AGL's shares) of a shareholder are treated as "controlled shares" (as determined pursuant to section 958 of the Code) of any U.S. Person and such controlled shares constitute 9.5% or more of the votes conferred by AGL's issued and outstanding shares, the voting rights with respect to the controlled shares owned by such U.S. Person shall be limited, in the aggregate, to a voting power of less than 9.5% of the voting power of all issued and outstanding shares, under a formula specified in AGL's Bye-laws. The formula is applied repeatedly until there is no U.S. Person whose controlled shares constitute 9.5% or more of the voting power of all issued and outstanding shares and who generally would be required to recognize income with respect to AGL under the Code if AGL were a controlled foreign corporation as defined in the Code and if the ownership threshold under the Code were 9.5% (as defined in AGL's Bye-Laws as a "9.5% U.S. Shareholder"). In addition, AGL's Board of Directors may determine that shares held carry different voting rights when it deems it appropriate to do so to (i) avoid the existence of any 9.5% U.S. Shareholder; and (ii) avoid adverse tax, legal or regulatory consequences to AGL or any of its subsidiaries or any direct or indirect holder of shares or its affiliates. "Controlled shares" includes, among other things, all shares of Assured Guaranty that such U.S. Person is deemed to own directly, indirectly or constructively (within the meaning of section 958 of the Code). The foregoing provision does not apply to ACE because it is not a U.S. Shareholder. Further, these provisions do not apply in the event one shareholder owns greater than 75% of the voting power of all issued and outstanding shares.

        Under these provisions, certain shareholders may have their voting rights limited to less than one vote per share, while other shareholders may have voting rights in excess of one vote per share. Moreover, these provisions could have the effect of reducing the votes of certain shareholders who would not otherwise be subject to the 9.5% limitation by virtue of their direct share ownership. AGL's Bye-laws provide that it will use its best efforts to notify shareholders of their voting interests prior to any vote to be taken by them.

        AGL's Board of Directors is authorized to require any shareholder to provide information for purposes of determining whether any holder's voting rights are to be adjusted, which may be information on beneficial share ownership, the names of persons having beneficial ownership of the shareholder's shares, relationships with other shareholders or any other facts AGL's Board of Directors may deem relevant. If any holder fails to respond to this request or submits incomplete or inaccurate information, AGL's Board of Directors may eliminate the shareholder's voting rights. All information provided by the shareholder will be treated by AGL as confidential information and shall be used by AGL solely for the purpose of establishing whether any 9.5% U.S. Shareholder exists and applying the adjustments to voting power (except as otherwise required by applicable law or regulation).

Restrictions on Transfer of Common Shares

        AGL's Board of Directors may decline to register a transfer of any common shares under certain circumstances, including if they have reason to believe that any adverse tax, regulatory or legal consequences to the Company, any of its subsidiaries or any of its shareholders or indirect holders of shares or its Affiliates may occur as a result of such transfer (other than such as AGL's Board of Directors considers de minimis). Transfers must be by instrument unless otherwise permitted by the Companies Act.

        The restrictions on transfer and voting restrictions described above may have the effect of delaying, deferring or preventing a change in control of Assured Guaranty.

Acquisition of Common Shares by AGL

        Under AGL's Bye-Laws and subject to Bermuda law, if AGL's Board of Directors determines that any ownership of AGL's shares may result in adverse tax, legal or regulatory consequences to AGL, any of AGL's subsidiaries or any of AGL's shareholders or indirect holders of shares or its Affiliates (other than such as AGL's Board of Directors considers de minimis), AGL has the option, but not the obligation, to require such shareholder to sell to AGL or to a third party to whom AGL assigns the repurchase right the minimum number of common shares necessary to avoid or cure any such adverse consequences at a price determined in the discretion of the Board of Directors to represent the shares' fair market value (as defined in AGL's Bye-Laws).

Other Provisions of AGL's Bye-Laws

        AGL's Board of Directors and Corporate Action.    AGL's Bye-Laws provide that AGL's Board of Directors shall consist of not less than three and not more than 21 directors, the exact number as determined by the Board of Directors. AGL's Board of Directors consists of eleven persons, and is divided into three classes. Each elected director generally will serve a three year term, with termination staggered according to class. Shareholders may only remove a director for cause (as defined in AGL's Bye-Laws) at a general meeting, provided that the notice of any such meeting convened for the purpose of removing a director shall contain a statement of the intention to do so and shall be provided to that director at least two weeks before the meeting. Vacancies on the Board of Directors can be filled by the Board of Directors if the vacancy occurs in those events set out in AGL's Bye-Laws as a result of death, disability, disqualification or resignation of a director, or from an increase in the size of the Board of Directors.

        Generally under AGL's Bye-Laws, the affirmative votes of a majority of the votes cast at any meeting at which a quorum is present is required to authorize a resolution put to vote at a meeting of the Board of Directors. Corporate action may also be taken by a unanimous written resolution of the Board of Directors without a meeting. A quorum shall be at least one-half of directors then in office present in person or represented by a duly authorized representative, provided that at least two directors are present in person.

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

        Voting of Non-U.S. Subsidiary Shares.    If AGL is required or entitled to vote at a general meeting of any of AG Re, AGFOL or any other of its directly held non-U.S. subsidiaries, AGL's Board of Directors shall refer the subject matter of the vote to AGL's shareholders and seek direction from such shareholders as to how they should vote on the resolution proposed by the non-U.S. subsidiary. AGL's Board of Directors in its discretion shall require substantially similar provisions are or will be contained in the bye-laws (or equivalent governing documents) of any direct or indirect non-U.S. subsidiaries other than UK and AGRO.

Employees

        As of December 31, 2009, the Company had approximately 350 employees. None of the Company's employees are subject to collective bargaining agreements. The Company believes that employee relations are satisfactory.

Available Information

        The Company maintains an Internet web site at www.assuredguaranty.com. The Company makes available, free of charge, on its web site (under Investor Information/SEC Filings) the Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 (a) or 15 (d) of the Exchange Act as soon as reasonably practicable after the Company files such material with, or furnishes it to, the SEC. The Company also make available, free of charge, through its web site (under Investor Information/Corporate Governance) links to the Company's Corporate Governance Guidelines, its Code of Conduct and the charters for its Board Committees.

        The Company routinely posts important information for investors on its web site (under Investor Information). The Company uses this web site as a means of disclosing material, non-public information and for complying with its disclosure obligations under SEC Regulation FD (Fair Disclosure). Accordingly, investors should monitor the Investor Information portion of the Company's web site, in addition to following the Company's press releases, SEC filings, public conference calls, presentations and webcasts.

        The information contained on, or that may be accessed through, the Company's web site is not incorporated by reference into, and is not a part of, this report.

ITEM 1A.    RISK FACTORS

        You should carefully consider the following information, together with the information contained in AGL's other filings with the SEC. The risks and uncertainties described below are not the only ones the Company faces. However, these are the risks that the Company's management believes are material. The Company may face additional risks or uncertainties that are not presently known to the Company or that management currently deems immaterial, and such risks or uncertainties also may impair its business or results of operations. The risks described below could result in a significant or material adverse effect on the Company's financial condition, results of operations, liquidity or business prospects.

Risks Related to the Company's Expected Losses

Recorded estimates of expected losses are subject to uncertainties and such estimates may not be adequate to cover potential paid claims.

        The financial guaranties issued by the Company's insurance subsidiaries insure the credit performance of the guaranteed obligations over an extended period of time, in some cases over 30 years, and in most circumstances, the Company has no right to cancel such financial guaranties. As a result, the Company's estimates of ultimate losses on a policy is subject to significant uncertainty over the life of the insured transaction due to the potential for significant variability in credit performance due to changing economic, fiscal and financial market variability over the long duration of most contracts.

        The determination of expected loss is an inherently subjective process involving numerous estimates, assumptions and judgments by management, using both internal and external data sources with regard to frequency, severity of loss, economic projections and other factors that affect credit performance. The Company does not use traditional actuarial approaches to determine its estimates of expected losses. Instead, the Company recognizes a loss and LAE reserve on a financial guaranty contract when management expects that the present value of projected loss will exceed the deferred premium revenue for that contract. Actual losses will ultimately depend on future events or transaction performance. As a result, the Company's current estimates of probable and estimable losses may not reflect the Company's future ultimate incurred losses. If the Company's actual losses exceed its current estimate, this may result in adverse effects on the Company's financial condition, results of operations, liquidity, business prospects, financial strength ratings and ability to raise additional capital.

        The uncertainty of expected losses has substantially increased since mid-2007, especially for RMBS transactions. Current expected losses in HELOC, Alt-A CES, Option ARM, Alt-A First Lien and Subprime RMBS transactions, as well as other mortgage related transactions, far exceed initial expected losses due to the historically high level of mortgage defaults across all U.S. regions. As a result, historical loss data may have limited value in predicting future RMBS losses. The Company's net par outstanding as of December 31, 2009 for U.S. RMBS was $29.2 billion. For a discussion of the Company's review of its RMBS transactions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Overview of Significant Risk Management Activities."

        The Company's estimates of expected RMBS losses takes into account expected recoveries from sellers and originators of the underlying residential mortgages. RMBS transaction documentation generally specifies that the seller or originator must repurchase a loan from the RMBS transaction if the seller or originator has breached its representations and warranties regarding that loan and if that breach materially and adversely affects (a) the interests of the trust, the trustee, the noteholders or the financial guaranty insurer in the mortgage loan or (b) the value of the mortgage loan. In order to enforce the repurchase remedy, the Company has been reviewing mortgage loan files for RMBS transactions that it has insured in order to identify the loans that the Company believes violate the seller's or originator's representations and warranties regarding the characteristics of such loans. The Company then submits or "puts back" such loans to the sellers or originators for repurchase from the RMBS transaction.

        The Company's efforts to put back loans for breaches of representations and warranties are subject to a number of difficulties. First, the review itself is time-consuming and costly and may not necessarily result in a greater amount of recoveries than the costs incurred in this process. In addition, the sellers or originators may challenge the Company's ability to complete this process, including without limitation, by refusing to make the loan files available to the Company; asserting that there has been no breach or that any such breach is not material; or delaying or otherwise prolonging the repayment process. The Company may also need to rely on the trustee of the insured transaction to enforce this remedy on its behalf and the trustee may be unable or unwilling to pursue the remedy in a manner that is satisfactory to the Company.

        The amount of recoveries that the Company receives from the sellers or originators is also subject to considerable uncertainty, which may affect the amount of ultimate losses the Company pays on the transaction. For instance, the Company may determine to accept a negotiated settlement with a seller or originator in lieu of a repurchase of mortgage loans, in which case, current estimates of expected recoveries may differ from actual recoveries. Additionally, the Company may be unable to enforce the repurchase remedy because of a deterioration in the financial position of the seller or originator to a point where it does not have the financial wherewithal to pay. Furthermore, a portion of the expected recoveries are derived from the Company's estimates of the number of loans that will both default in the future and be found to have material breaches of representations and warranties. The Company has extrapolated future recoveries based on its experience to date, has discounted the success rate it has been experiencing in recognition of the uncertainties described herein and has also excluded any credit for repurchases by sellers or originators the Company believes do not have the financial wherewithal to pay. Although the Company believes that its methodology for extrapolating estimated recoveries is appropriate for evaluating the amount of potential recoveries, actual recoveries may differ materially from those estimated.

        The methodologies that the Company uses to estimate expected losses in general and for any specific obligation in particular may not be similar to methodologies used by the Company's competitors, counterparties or other market participants. Subsequent to the AGMH Acquisition, the Company harmonized the approaches it and AGMH use to establish loss reserves for RMBS and other transactions. For additional discussion of the Company's reserve methodologies, see Note 5 to the consolidated financial statements in Item 8.

Risks Related to the Company's Financial Strength and Financial Enhancement Ratings

A downgrade of the financial strength or financial enhancement ratings of any of the Company's insurance and reinsurance subsidiaries would adversely affect its business and prospects and, consequently, its results of operations and financial condition.

        The ratings assigned by S&P and Moody's to the Company's insurance and reinsurance subsidiaries provide the rating agency's opinion of the insurer's financial strength and ability to meet ongoing obligations to policyholders and cedants in accordance with the terms of the financial guaranties it has issued or the reinsurance agreements it has executed. The ratings also reflect qualitative factors, such as the rating agencies' opinion of an insurer's business strategy and franchise value, the anticipated future demand for its product, the composition of its portfolio, and its capital adequacy, profitability and financial flexibility. Issuers, investors, underwriters, credit derivative counterparties, ceding companies and others consider the Company's ratings an important factor when deciding whether or not to utilize a financial guaranty or purchase reinsurance from the Company's insurance or reinsurance subsidiaries. A downgrade by a rating agency of the financial strength or financial enhancement ratings of the

Company's subsidiaries could impair the Company's financial condition, results of operation, liquidity, business prospects or other aspects of the Company's business.

        The ratings assigned by the rating agencies that publish financial strength or financial enhancement ratings on the Company's insurance subsidiaries are subject to frequent review and may be downgraded by a rating agency as a result of a number of factors, including, but not limited to, the rating agency's revised stress loss estimates for the Company's portfolio, adverse developments in the Company's or the subsidiaries' financial conditions or results of operations due to underwriting or investment losses or other factors, changes in the rating agency's outlook for the financial guaranty industry or in the markets in which the Company operates, or a revision in the rating agency's capital model or ratings methodology. Their reviews occur at any time and without notice to the Company and could result in a decision to downgrade, revise or withdraw the financial strength or financial enhancement ratings of AGL and its subsidiaries.

        During 2008 and 2009, each of S&P, Moody's and Fitch reviewed and, in some cases, downgraded the financial strength ratings of AGL and its insurance subsidiaries, including AGC, AGM and AG Re. In addition, the rating agencies changed the ratings outlook for the Company and its subsidiaries to "negative" from "stable." The rating agencies' actions on the Company's ratings in 2009 are summarized below.

        On December 18, 2009, Moody's concluded the ratings review of AGC and AG Re that it had initiated on November 12, 2009 (when it downgraded the insurance financial strength ratings of AGC and AGUK from Aa2 to Aa3 and of AG Re, AGRO and AGMIC from Aa3 to A1, and placed all such ratings on review for possible downgrade) by confirming the Aa3 insurance financial strength rating of AGC and AGUK, and the A1 insurance financial strength rating of AG Re, AGRO and AGMIC. At the same time, Moody's affirmed the Aa3 insurance financial strength rating of AGM. Moody's stated that it believed the Company's capital support transactions, including AGL's issuance of common shares in December 2009 that resulted in net proceeds of $573.8 million, $500.0 million of which was downstreamed to AGC, increased AGC's capital to a level consistent with Moody's expectations for a Aa3 rating, while leaving its affiliates with capital structures that Moody's believes is appropriate for their own ratings. However, Moody's ratings outlook for each such rating is negative because Moody's believes there is meaningful remaining uncertainty about the Company's ultimate credit losses and the demand for the Company's financial guaranty insurance and its competitive position once the municipal finance market normalizes. There can be no assurance that Moody's will not take further action on the Company's ratings.

        On October 12, 2009, Fitch downgraded the debt and insurer financial strength ratings of several of the Company's subsidiaries. Until February 24, 2010, when Fitch, at the request of the Company, withdrew the insurer financial strength and debt ratings of all of the Company's rated subsidiaries at their then current levels, Fitch's insurer financial strength ratings for AGC, AGUK, AG Re, AGRO and AGMIC were AA-, and for AGM, FSAIC, FSA International and AGE AA. All of such ratings had been assigned a negative outlook.

        On July 1, 2009, S&P published a research update in which it affirmed its AAA counterparty credit and financial strength ratings of AGC. At the same time, S&P revised its outlook on AGC and AGUK to negative from stable and maintained its negative outlook on AGM, which is rated AAA by S&P. There can be no assurance that S&P will not take further action on the Company's ratings.

        For further discussion of these recent ratings actions taken by Moody's, Fitch and S&P, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Financial Strength Ratings."

        The Company believes that these ratings actions have reduced the Company's new business opportunities and have also affected value of the Company's product to issuers and investors. The insurance subsidiaries' financial strength ratings are an important competitive factor in the financial guaranty insurance and reinsurance markets. If the financial strength or financial enhancement ratings of any of the Company's insurance subsidiaries were reduced below current levels, the Company expects it would have further adverse effect on its future business opportunities as well as the premiums it could charge for its insurance policies and consequently, a downgrade could harm the Company's new business production, results of operations and financial condition. Furthermore, a downgrade may also reduce the value of the reinsurance the Company offers, which may no longer be of sufficient economic value for the Company's customers to continue to cede to its subsidiaries at economically viable rates.

        If AGM's financial strength or financial enhancement ratings were downgraded, AGM-insured GICs issued by the Financial Products Companies may come due or may come due absent the provision of collateral by the Company. The Company relies on agreements pursuant to which Dexia has agreed to guarantee or lend certain amounts, or to post liquid collateral, in regards to AGMH's former financial products business. See "—The Company has substantial exposure to credit and liquidity risks from Dexia and the Belgian and French states."

If AGC's, AG Re's or AGRO's financial strength or financial enhancement ratings were downgraded, the Company could be required to make termination payments or post collateral under certain of its credit derivative contracts, which could impair its liquidity, results of operations and financial condition.

        Some of the CDS contracts issued by the Company's subsidiaries have rating triggers that allow the CDS counterparty to terminate the contract if the subsidiary is downgraded. If certain of these credit derivative contracts were so terminated, the Company could be required to make termination payments as determined under the relevant documentation, although under certain documents, the Company may have the right to cure the termination event by either posting collateral for the benefit of the counterparty, assigning its rights and obligations in respect of the transactions to a third party, or seeking a third party guaranty of the obligations of the Company under the relevant policy.

        The Company has sought to reduce its exposure to potential termination events under CDS contracts but the Company continues to have exposure to potential termination events if AGC were downgraded below specified ratings levels and there can be no assurance that the Company will be able to continue to reduce this risk. For instance, as of the date of this filing, if AGC's ratings from S&P or Moody's were downgraded to levels between BBB or Baa2 and BB+ or Ba1, certain CDS counterparties could terminate contracts covering approximately $6.0 billion par insured, compared to approximately $17.0 billion as of December 31, 2008. The Company does not believe that it can accurately estimate the amount of termination payments it could be required to make if a CDS counterparty terminated its contract with AGC due to a ratings downgrade. These payments could have a material adverse effect on the Company's liquidity, results of operations and financial condition.

        Under a limited number of other CDS contracts, the Company may be required to post eligible securities as collateral—generally cash or U.S. government or agency securities. For certain of such contracts, this requirement is based on a mark-to-market valuation, as determined under the relevant documentation, in excess of contractual thresholds that decline or are eliminated if the Company's ratings decline. Under other contracts, the Company has negotiated caps such that the posting requirement cannot exceed a certain amount. As of December 31, 2009, without giving effect to thresholds that apply under current ratings, the amount of par that is subject to collateral posting is approximately $20.1 billion. Counterparties have agreed that for approximately $18.4 billion of that $20.1 billion, the maximum amount that the Company could be required to post at current ratings is $435 million; if AGC were downgraded to A- by S&P or A3 by Moody's, that maximum amount would be $485 million. As of December 31, 2009, the Company had posted approximately $649.6 million of collateral in respect of approximately $20.0 billion of par insured. The Company may be required to post additional collateral from time to time, depending on its ratings and on the market values of the transactions subject to the collateral posting.

The downgrade of AG Re's financial strength ratings gives reinsurance counterparties the right to recapture ceded business, which would lead to a reduction in the Company's unearned premium reserve, net income and future net income.

        A significant portion of the Company's in-force financial guaranty reinsurance business could be recaptured by the ceding company now that AG Re has been downgraded by Moody's to A1. Subject to the terms of each reinsurance agreement, the ceding company has the right to recapture business ceded to AG Re and assets representing substantially all of the statutory unearned premium and loss reserves (if any) associated with that business. As of December 31, 2009, the amount of statutory unearned premiums, which represents deferred revenue to the Company, subject to recapture was approximately $155.7 million. If this entire amount were recaptured, it would result in a corresponding one-time reduction to net income of approximately $20.2 million.

Actions taken by the rating agencies with respect to capital models and rating methodology of the Company's business or changes in capital charges or downgrades of transactions within its insured portfolio may adversely affect its ratings, business prospects, results of operations and financial condition.

        Recently, the rating agencies have evaluated the Company's capital adequacy under a variety of scenarios and assumptions. For example, as a result of changes in Moody's stress loss assumptions related primarily to RMBS exposures, Moody's required the Company to raise additional capital in 2009 in order to maintain the rating levels of certain of its subsidiaries. The rating agencies do not always supply clear guidance on their approach to assessing the Company's capital adequacy and the Company may disagree with the rating agencies' approach and assumptions. Future changes in the rating agencies' capital models and rating methodology, including loss assumptions and capital charges for the Company's investment and insured portfolios, could require the Company to raise additional capital to maintain its current ratings levels, even if there are no adverse developments with respect to any specific investment or insured risk. The amount of such capital required may be substantial, and may not be available to the Company on favorable terms and conditions or at all. Accordingly, the Company cannot ensure that it will be able to complete the capital raising. The failure to raise additional required capital could result in a downgrade of the Company's ratings, which could be one or more ratings categories, and thus have an adverse impact on its business, results of operations and financial condition. See "—The Company may require additional capital from time to time, including from soft capital and liquidity credit facilities, which may not be available or may be available only on unfavorable terms."

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

        Since 2008, Moody's and S&P have announced the downgrade of, or other negative ratings actions with respect to, a large number of structured finance transactions, including certain transactions that the Company insures. Additional securities in the Company's insured portfolio may be reviewed and downgraded in the future. Moreover, the Company does not know which securities in its insured portfolio already have been reviewed by the rating agencies and if, or when, the rating agencies might review additional securities in its insured portfolio or review again securities that were previously reviewed and/or downgraded. Downgrades of the Company's insured credits will result in higher capital charges to the Company under the relevant rating agency model or models. If the additional amount of capital required to support such exposures is significant, the Company may need to undertake certain actions in order to maintain its ratings, including, but not limited to, raising additional capital (which, if available, may not be available on terms and conditions that are favorable to the Company); curtailing new business; or paying to transfer a portion of its in-force business to generate rating agency capital. If the Company is unable to complete any of these capital initiatives, it could suffer ratings downgrades. These capital actions or ratings downgrades could adversely affect the Company's results of operations, financial condition, ability to write new business or competitive positioning.

Risks Related to the AGMH Acquisition and the Integration of AGMH

The Company has exposure through financial guaranty insurance policies to AGMH's former financial products business, which the Company did not acquire.

        AGMH, through its former Financial Products Companies, offered AGM-insured GICs and other investment agreements, including MTNs. In connection with the AGMH Acquisition, AGMH and its affiliates transferred their ownership interests in the Financial Products Companies to Dexia Holdings. Even though AGMH no longer owns the Financial Products Companies, AGM's guaranties of the GICs and MTNs and other guaranties related to AGM's MTN business and leveraged lease business generally remain in place. While Dexia and AGMH have entered into a number of agreements pursuant to which Dexia has assumed the credit and liquidity risks associated with AGMH's former Financial Products Business, AGM is still subject to risks in the event Dexia fails to perform. If AGM is required to pay any amounts on or post collateral in respect of financial products issued or executed by the Financial Products Companies, AGM is subject to the risk that (a) it will not receive the guaranty payment from Dexia on a timely basis or at all or (b) the GICs will not be paid from funds received from Dexia or the Belgian state and/or the French state on a timely basis or at all, in which case AGM itself will be required to make the payment under its financial guaranty policies. See "—The Company has substantial exposure to credit and liquidity risks from Dexia and the Belgian and French states." For a description of the agreements entered into with Dexia, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity Arrangements with respect to AGMH's former Financial Products Business."

The Company has substantial exposure to credit and liquidity risks from Dexia and the Belgian and French states.

        Dexia and the Company have entered into a number of agreements intended to protect the Company from having to pay claims on AGMH's former Financial Products Business, which the Company did not acquire. Dexia has agreed to guarantee certain amounts, lend certain amounts or post liquid collateral for or in respect of AGMH's former Financial Products Business. Dexia SA and Dexia Crédit Local S.A. ("DCL"), jointly and severally, have also agreed to indemnify the Company for losses associated with AGMH's former Financial Products Business, including the ongoing Department of Justice ("DOJ") and SEC investigations of such business. In addition, the majority of the assets supporting the insured GIC liabilities that constitute part of the former Financial Products Business benefits from a guarantee from the Belgian and French states.

        Furthermore, DCL, acting through its New York Branch, is providing a commitment of up to $1 billion under the Strip Coverage Facility in order to make loans to AGM to finance the payment of claims under certain financial guaranty insurance policies issued by AGM or its affiliate that relate to the equity strip portion of leveraged lease transactions insured by AGM. The equity strip portion of the leveraged lease transactions is part of AGMH's financial guaranty business, which the Company did acquire. However, in connection with the AGMH Acquisition, DCL agreed to provide AGM with financing so that AGM could fund its payment of claims made under financial guaranty policies issued in respect of this portion of the business, because the amount of such claims could be quite large and are generally payable within a short time after AGM receives them.

        For a description of the agreements entered into with Dexia and a further discussion of the risks that these agreements are intended to protect against, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity Arrangements with respect to AGMH's former Financial Products Business."

        Despite the execution of such documentation, the Company remains subject to the risk that Dexia and even the Belgian state and/or the French state may not make payments or securities available (a) on a timely basis, which is referred to as "liquidity risk," or (b) at all, which is referred to as "credit risk," because of the risk of default. Even if Dexia and/or the Belgian state or the French state have sufficient assets to pay, lend or post as collateral all amounts when due, concerns regarding Dexia's or such states' financial condition or willingness to comply with their obligations could cause one or more rating agencies to view negatively the ability or willingness of Dexia or such states to perform under their various agreements and could negatively affect the Company's ratings.

        Furthermore, any delay in exercising remedies could require AGM to pay claims, and in some cases significant claims, in a relatively short period of time. Any failure of AGM to pay these claims under its guaranties could negatively affect AGM's rating and future business prospects.

AGMH and its subsidiaries could be subject to non-monetary consequences arising out of litigation associated with AGMH's former financial products business, which the Company did not acquire.

        As noted under "Item 3. Legal Proceedings—Proceedings Related to AGMH's Former Financial Products Business," in February 2008, AGMH received a "Wells Notice" from the staff of the Philadelphia Regional Office of the SEC relating to an ongoing industry-wide investigation concerning the bidding of municipal GICs and other municipal derivatives. The Wells Notice indicates that the SEC staff is considering recommending that the SEC authorize the staff to bring a civil injunctive action and/or institute administrative proceedings against AGMH, alleging violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder and Section 17(a) of the Securities Act. In addition, in November 2006, AGMH received a subpoena from the Antitrust Division of the Department of Justice issued in connection with an ongoing criminal investigation of bid rigging of awards of municipal GICs and other municipal derivatives. While these proceedings relate to AGMH's former Financial Products Business, which the Company did not acquire, they are against entities which the Company did acquire. Furthermore, while Dexia SA and DCL, jointly and severally, have agreed to indemnify the Company against liability arising out of these proceedings, such indemnification might not be sufficient to fully hold the Company harmless against any injunctive relief or criminal sanction that is imposed against AGMH or its subsidiaries.

Restrictions on the conduct of AGM's business subsequent to the AGMH Acquisition place limits on the Company's operating and financial flexibility.

        Under the Purchase Agreement, the Company agreed to conduct AGM's business subject to certain operating and financial constraints. These restrictions will generally continue for three years after the closing of the AGMH Acquisition, or July 1, 2012. Among other items, the Company has agreed that AGM will not repurchase, redeem or pay any dividends on any class of its equity interests unless at that time:

  •
  AGM is rated at least AA- by S&P and Aa3 by Moody's (if such rating agencies still rate financial guaranty insurers generally) and if the aggregate amount of dividends paid in any year does not exceed 125% of AGMH's debt service requirements for that year; or

  •
  AGM has received prior rating agency confirmation that such action would not cause AGM's current ratings to be downgraded due to such action.

        These agreements limit Assured Guaranty's operating and financial flexibility with respect to the operations of AGM. For further discussion of these restrictions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Acquisition of AGMH."

Risks Related to the Financial, Credit and Financial Guaranty Markets

If the recent difficult conditions in the U.S. and world-wide financial markets do not improve, the Company's business, liquidity, financial condition and stock price may be adversely affected.

        The Company's loss reserves, profitability, financial position, investment portfolio, cash flow, statutory capital and stock price could be materially affected by the U.S. and global market. During 2007 and 2008, the global financial markets experienced unprecedented price and liquidity disruption due to the credit crisis, which resulted in the insolvency, sale or government bailout of numerous major global financial institutions. The market was also affected by economic recessions in many major developed countries, a sharp decline in U.S. home prices combined with rising defaults and foreclosures, declining business and consumer confidence, concerns about increased inflation and fears of an extended, severe recession.

        Although market conditions improved in 2009, they remain volatile and highly sensitive to concerns about credit quality and liquidity, including that of sovereign borrowers such as Portugal, Ireland, Italy, Greece and Spain, as to each of which the Company has exposure in its insured portfolio. The Company and its financial position will continue to be subject to risk of the global financial and economic conditions that could materially and negatively affect its ability to access the capital markets, the cost of the Company's debt, the demand for its products, the amount of losses incurred on transactions it guarantees, the value of its investment portfolio, its financial ratings and its stock price.

        Issuers or borrowers whose securities or loans the Company insures or holds and as well as the Company's counterparties under swaps and other derivative contracts may default on their obligations to the Company due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud or other reasons. Additionally, the underlying assets supporting structured finance securities that the Company's insurance subsidiaries have guaranteed may deteriorate, causing these securities to incur losses. These losses could be significantly more than the Company expects and could materially adversely impact its financial strength, ratings and prospects for future business.

        The Company's access to funds under its credit facilities is dependent on the ability of the banks that are parties to the facilities to meet their funding commitments. Those banks may not be able to meet their funding commitments to the Company if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from the Company and other borrowers within a short period of time. In addition, consolidation of financial institutions could lead to increased credit risk.

        In addition, the Company's ability to raise equity, debt or other forms of capital is subject to market demand and other factors that could be affected by global financial market conditions. If the Company needed to raise capital to maintain its ratings and was unable to do so because of lack of demand for its securities, it could be downgraded by the rating agencies, which would impair the Company's ability to write new business.

Some of the state and local governments and entities that issue obligations the Company insures are experiencing unprecedented budget deficits and revenue shortfalls that could result in increased credit losses or impairments and capital charges on those obligations.

        The economic crisis which began several years ago has caused many state and local governments that issue some of the obligations the Company insures to experience significant budget deficits and revenue collection shortfalls that will require them to significantly raise taxes and/or cut spending in order to satisfy their obligations. While the U.S. government has provided some financial support to state and local governments, significant budgetary pressures remain. If the issuers of the obligations in the Company's public finance portfolio do not have sufficient funds to cover their expenses and are unable to raise taxes, increase spending or receive federal assistance, the Company may experience increased levels of losses or impairments on its public finance obligations, which would materially and adversely affect its business, financial condition and results of operations.

        The Company's risk of loss on and capital charges for municipal credits could also be exacerbated by rating agency downgrades of municipal credit ratings. A downgraded municipal issuer may be unable to refinance maturing obligations or issue new debt, which could exacerbate the municipality's inability to service its debt. Downgrades could also affect the interest rate that the municipality must pay on its variable rate debt or for new debt issuance. Municipal credit downgrades, as with other downgrades, result in an increase in the capital charges the rating agencies assess when evaluating the Company's capital adequacy in their rating models. Significant municipal downgrades could result in higher capital requirements for the Company in order to maintain its financial strength ratings.

        In addition, obligations supported by specified revenue streams, such as revenue bonds issued by toll road authorities, municipal utilities or airport authorities, may be adversely affected by revenue declines resulting from economic recession, reduced demand, changing demographics or other factors associated with the recession. These obligations, which may not necessarily benefit from financial support from other tax revenues or governmental authorities, may also experience increased losses if the revenue streams are insufficient to pay scheduled interest and principal payments.

Recent adverse developments in the credit and financial guaranty markets have substantially increased uncertainty in the Company's business and may materially and adversely affect its financial condition, results of operations and future business.

        Since mid-2007 there have been several adverse developments in the credit and financial guaranty markets that have affected the Company's business, financial condition, results of operation and future business prospects. In particular, U.S. residential mortgages and RMBS transactions that were issued in the 2005-2007 period are now expected to generate losses far higher than originally expected and higher than experienced in the last several decades. This poor performance has led to price declines for RMBS securities and the rating agencies downgrading thousands of such transactions. In addition, the material amount of the losses that have been incurred by insurers of these mortgages, such as Fannie Mae or private mortgage insurers, by guarantors of RMBS securities or of securities that contain significant amounts of RMBS, and by purchasers of RMBS securities have resulted in the insolvency or significant financial impairment of many of these companies.

        As a result of these adverse developments, investors have significant concerns about the financial strength of credit enhancement providers, which has substantially reduced the demand for financial guaranties in many fixed income markets. These concerns as well as the uncertain economic environment may adversely affect the Company in a number of ways, including requiring it to raise and hold more capital, reducing the demand for its direct guaranties or reinsurance, limiting the types of guaranties the Company offers, encouraging new competitors, making losses harder to estimate, making its results more volatile and making it harder to raise new capital. Furthermore, rating agencies and regulators could enhance the financial guaranty insurance company capital requirements, regulations or restrictions on the types or amounts of business conducted by monoline financial guaranty insurers.

Changes in interest rate levels and credit spreads could adversely affect demand for financial guaranty insurance as well as the Company's financial condition.

        Demand for financial guaranty insurance generally fluctuates with changes in market credit spreads. Credit spreads, which are based on the difference between interest rates on high-quality or "risk free" securities versus those on lower-rated or uninsured securities, fluctuate due to a number of factors and are sensitive to the absolute level of interest rates, current credit experience and investors' willingness to purchase lower-rated or higher-rated securities. When interest rates are low or when the market is relatively less risk averse, the credit spread between high-quality or insured obligations versus lower-rated or uninsured obligations typically narrows or is "tight" and, as a result, financial guaranty insurance typically provides lower interest cost savings to issuers than it would during periods of relatively wider credit spreads. As a result, issuers are less likely to use financial guaranties on their new issues when credit spreads are tight, resulting in decreased demand or premiums obtainable for financial guaranty insurance, and thus a reduction in the Company's results of operations.

        Conversely, in a deteriorating credit environment, credit spreads increase and become "wide", which increases the interest cost savings that financial guaranty insurance may provide and can result in increased demand for financial guaranties by issuers. However, if the weakening credit environment is associated with economic deterioration, such as the Company has been experiencing since 2007, the Company's insured portfolio could generate claims and loss payments in excess of normal or historical expectations. In addition, increases in market interest rate levels could reduce new capital markets issuances and, correspondingly, a decreased volume of insured transactions.

Competition in the Company's industry may adversely affect its revenues.

        Increased competition, either in the form of current or new providers of credit enhancement or in terms of alternative structures or pricing competition, could have an adverse effect on the Company's insurance business. The Company's principal competitors are other forms of credit enhancement, such as letters of credit or credit derivatives provided by foreign and domestic banks and other financial institutions, some of which are governmental enterprises, or direct guaranties of municipal, structured finance or other debt by a federal or state government or government-sponsored or affiliated agency. In addition, credit or structural enhancement embedded in transactions, such as through overcollateralization, first loss insurance, excess spread or other terms and conditions that provide investors with additional collateral or cash flow also compete with the Company's financial guaranties. Finally, the Company effectively competes with investors' conflicting demands for higher yields on investments versus their desire for higher-rated securities.

        New entrants into the financial guaranty industry could reduce the Company's future new business prospects, either by furthering price competition or by reducing the demand for its insurance or reinsurance. In recent years, the Company has faced potential competition from new entrants to the financial guaranty market, including Berkshire Hathaway Assurance Corporation, Municipal and Infrastructure Assurance Corporation and National Public Finance Guarantee Corporation. In addition, the Federal Home Loan Bank has been authorized to participate to a limited extent in the municipal financial guaranty market. There have also been proposals for the U.S. Congress to establish a federally chartered bond insurer and for states, pension funds and the National League of Cities to establish bond insurers.

        Alternative credit enhancement structures, and in particular federal government credit enhancement or other programs, can also affect the Company's new business prospects, particularly if they provide direct governmental-level guaranties, restrict the use of third-party financial guaranties or reduce the amount of transactions that might qualify for financial guaranties. There have been periodic proposals during the past several years for state-level support of financial guaranties through investment in non-profit bond insurers. In addition, some aspects of the U.S. federal government's bailout of financial institutions have impacted the demand and use for financial guaranties. For instance, the terms of the Troubled Asset Loan Facility program through the U.S. Treasury excludes financial guaranty forms of credit enhancement, reducing the amount of structured finance issuance that might come into the public market for insurance.

        Other factors, which may not directly address credit enhancement, may also affect the demand for the Company's financial guaranties. For instance, the increase in conforming loan limits for residential mortgages and the expansion of the Federal Housing Administration's loan guaranty program have reduced the percentage of U.S. residential mortgage issuance available for private market securitization in the last several years. Another recent example is the federal government's BABs program, which provides direct interest rate expense subsidies to municipal issuers. As a result of the BABs program, municipal issuers have been able to sell bonds to taxable bond investors at a lower all-in interest cost than they would pay in the tax-exempt market to investors who have not traditionally relied upon bond insurance. Furthermore, the structure of the BABs program financially discourages BABs issuers from using bond insurance because the BAB interest rate subsidy is based upon interest expense, which does not include any premiums the issuer paid for bond insurance.

Changes in rating scales applied to municipal bonds may reduce demand for financial guaranty insurance.

        Previously, Moody's announced initiatives to establish "corporate equivalent ratings" for municipal issuers. Subsequently, it announced that it is postponing its plans to shift to a global ratings scale, but may elect to do so in the future. The Company expects that the implementation of corporate equivalent ratings would result in ratings being raised for many municipal issuers, which, in turn, might result in reduced demand for financial guaranty insurance.

The Company's international operations expose it to less predictable credit and legal risks.

        The Company pursues new business opportunities in international markets and currently operates in various countries in Europe and the Asia Pacific region. The underwriting of obligations of an issuer in a foreign country involves the same process as that for a domestic issuer, but additional risks must be addressed, such as the evaluation of foreign currency exchange rates, foreign business and legal issues, and the economic and political environment of the foreign country or countries in which an issuer does business. Changes in such factors could impede the Company's ability to insure, or increase the risk of loss from insuring, obligations in the countries in which it currently does business and limit its ability to pursue business opportunities in other countries.

The Company's investment portfolio may be adversely affected by credit, interest rate and other market changes.

        The Company's operating results are affected, in part, by the performance of its investment portfolio. As of December 31, 2009, the investment portfolio had a fair value of approximately $10.8 billion. Credit losses and changes in interest rates could have an adverse effect on its shareholders' equity and investment income. Credit losses result in realized losses on the Company's investment portfolio, which reduce shareholders' equity. Changes in interest rates can affect both shareholders' equity and investment income. For example, if interest rates decline, funds reinvested will earn less than expected, reducing the Company's future investment income compared to the amount it would earn if interest rates had not declined. However, the value of the Company's fixed-rate investments would generally increase if interest rates decreased, resulting in an unrealized gain on investments included in net income and an increase in shareholders' equity. Conversely, if interest rates increase, the value of the investment portfolio will be reduced, resulting in unrealized losses that the Company is required to include in shareholders' equity as a change in accumulated OCI. Accordingly, interest rate increases could reduce the Company's shareholders' equity.

        As of December 31, 2009, mortgage-backed securities constituted approximately 15.7% of the Company's investment portfolio. Changes in interest rates can expose the Company to significant prepayment risks on these investments. In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities are prepaid more quickly, requiring the Company to reinvest the proceeds at then-current market rates. During periods of rising interest rates, the frequency of prepayments generally decreases. Mortgage-backed securities having an amortized value less than par (i.e., purchased at a discount to face value) may incur a decrease in yield or a loss as a result of slower prepayment.

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

        The Company's capital requirements depend on many factors, including its in-force book of business and rating agency capital requirements. The Company also needs capital to pay losses on its insured portfolio and to write new business. Furthermore, the Company has had to raise additional capital in 2009 in order to maintain its financial strength ratings and may in the future face similar requirements. Failure to raise additional capital as needed may result in the Company being unable to write new business and may result in the ratings of the Company and its subsidiaries being downgraded by one or more ratings agency. See "—Risks Related to the Company's Financial Strength and Financial Enhancement Ratings."

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

        Future capital raises for equity or equity-linked securities, such as the Company's June 2009 issuance of mandatorily convertible senior notes, could also result in dilution to the Company's shareholders. In addition, some securities that the Company could issue, such as preferred stock or securities issued by the Company's operating subsidiaries, may have rights, preferences and privileges that are senior to those of its common shares.

        Financial guaranty insurers and reinsurers typically rely on providers of lines of credit, credit swap facilities and similar capital support mechanisms (often referred to as "soft capital") to supplement their existing capital base, or "hard capital." The ratings of soft capital providers directly affect the level of capital credit which the rating agencies give the Company when evaluating its financial strength. The Company intends to maintain soft capital facilities with providers having ratings adequate to provide the Company's desired capital credit, although no assurance can be given that one or more of the rating agencies will not downgrade or withdraw the applicable ratings of such providers in the future. In addition, the Company may not be able to replace a downgraded soft capital provider with an acceptable replacement provider for a variety of reasons, including if an acceptable replacement provider is willing to provide the Company with soft capital commitments or if any adequately-rated institutions are actively providing soft capital facilities. Furthermore, the rating agencies may in the future change their methodology and no longer give credit for soft capital, which may necessitate the Company having to raise additional capital in order to maintain its ratings.

An increase in the Company's subsidiaries' risk-to-capital ratio or leverage ratio may prevent them from writing new insurance.

        Rating agencies and insurance regulatory authorities impose capital requirements on the Company's insurance subsidiaries. These capital requirements, which include risk-to-capital ratios, leverage ratios and surplus requirements, limit the amount of insurance that the Company's subsidiaries may write. The Company's insurance subsidiaries have several alternatives available to control their risk-to-capital ratios and leverage ratios, including obtaining capital contributions from the Company, purchasing reinsurance or entering into other loss mitigation agreements, or reducing the amount of new business written. However, a material reduction in the statutory capital and surplus of a subsidiary, whether resulting from underwriting or investment losses, a change in regulatory capital requirements or otherwise, or a disproportionate increase in the amount of risk in force, could increase a subsidiary's risk-to-capital ratio or leverage ratio. This in turn could require that subsidiary to obtain reinsurance for existing business (which may not be available, or may be available on terms that the Company considers unfavorable), or add to its capital base to maintain its financial strength ratings. Failure to maintain regulatory capital levels could limit that subsidiary's ability to write new business.

The Company's ability to meet its obligations may be constrained.

        Each of AGL and AGUS is a holding company and, as such, has no direct operations of its own. Neither AGL nor AGUS expects to have any significant operations or assets other than its ownership of the shares of its subsidiaries. However, AGL's and AGUS' insurance subsidiaries are subject to regulatory, contractual and rating agency restrictions limiting their ability to declare and to pay dividends and make other payments to AGL. Such dividends and permitted payments are expected to be AGL's and AGUS' primary source of funds to meet ongoing cash requirements, including operating expenses, any future debt service payments and other expenses, and to pay dividends to its shareholders. Accordingly, if AGL's and AGUS' insurance subsidiaries cannot pay sufficient dividends or make other permitted payments to them at the times or in the amounts that they require, it would have an adverse effect on AGL's and AGUS' ability to satisfy their ongoing cash requirements and on their ability to pay dividends to shareholders. If AGL does not pay dividends, the only return on an investment in AGL's shares, if at all, would come from any appreciation in the price of the common shares.

        Furthermore, in connection with the AGMH Acquisition, the Company has committed to the New York Insurance Department that AGM will not pay any dividends for a period of two years from the date of the AGMH Acquisition without its written approval. It also covenanted to Dexia that it would not repurchase, redeem or pay any dividends on any class of its equity interests for a period of three years from the date of the AGMH Acquisition unless AGM had certain minimum ratings from the rating agencies and the aggregate amount of dividends paid in any year does not exceed 125% of AGMH's debt service requirements for that year. See "—Restrictions on the conduct of AGM's business subsequent to the AGMH Acquisition place limits on the Company's operating and financial flexibility." In addition, to the extent that dividends are paid from AGL's U.S. subsidiaries, they presently would be subject to U.S. withholding tax at a rate of 30%.

        AG Re's and AGRO's dividend distribution are governed by Bermuda law. Under Bermuda law, dividends may only be paid if there are reasonable grounds for believing that the company is, or would after the payment be, able to pay its liabilities as they become due and if the realizable value of its assets would thereby not be less than the aggregate of its liabilities and issued share capital and share premium accounts. Distributions to shareholders may also be paid out of statutory capital, but are subject to a 15% limitation without prior approval of the Authority. Dividends are limited by requirements that the subject company must at all times (i) maintain the minimum solvency margin required under the Insurance Act and (ii) have relevant assets in an amount at least equal to 75% of relevant liabilities, both as defined under the Insurance Act. AG Re, as a Class 3B insurer, is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the Authority an affidavit stating that it will continue to meet the required margins. Any distribution which results in a reduction of 15% of more of the company's total statutory capital, as set out in its previous year's financial statements, would require the prior approval of the Authority.

The ability of AGL and its subsidiaries to meet their liquidity needs may be limited.

        Each of AGL, AGUS and AGMH requires liquidity, either in the form of cash or in the ability to easily sell investment assets for cash, in order to meet its payment obligations, including, without limitation, its operating expenses, interest on debt and dividends on common shares, and to make capital investments in operating subsidiaries. The Company's operating subsidiaries require substantial liquidity in order to meet their respective payment and/or collateral posting obligations, including under financial guaranty insurance policies, CDS contracts or reinsurance agreements. They also require liquidity to pay operating expenses, reinsurance premiums, dividends to AGUS or AGMH for debt service and dividends to the Company, as well as, where appropriate, to make capital investments in their own subsidiaries.

        AGL anticipates that its liquidity needs will be met by (1) the ability of its operating subsidiaries to pay dividends or to make other payments to AGL, AGUS and AGMH, (2) external financings, (3) investment income from its invested assets and (4) current cash and short-term investments. The Company expects that its subsidiaries' need for liquidity will be met by (1) the operating cash flows of such subsidiaries, (2) external financings, (3) investment income from their invested assets and (4) proceeds derived from the sale of its investment portfolio, a significant portion of which is in the form of cash or short-term investments. All of these sources of liquidity are subject to market, regulatory or other factors that may impact the Company's liquidity position at any time. As discussed above, AGL's insurance subsidiaries are subject to regulatory, contractual and rating agency restrictions limiting their ability to declare and to pay dividends and make other payments to AGL. As further noted above, external financing may or may not be available to AGL or its subsidiaries in the future on satisfactory terms.

        In addition, investment income at AGL and its subsidiaries may fluctuate based on interest rates, defaults by the issuers of the securities AGL or its subsidiaries hold in their respective investment portfolios, or other factors that the Company does not control. Finally, the value of the Company's investments may be adversely affected by changes in interest rates, credit risk and capital market conditions and therefore may adversely affect the Company's potential ability to sell investments quickly and the price which the Company might receive for those investments.

        There can be no assurance that the liquidity of AGL and its subsidiaries will not be adversely affected by adverse market conditions, changes in insurance regulatory law or changes in general economic conditions. Similarly, there can be no assurance that existing liquidity facilities will prove adequate to the needs of AGL and its subsidiaries or that adequate liquidity will be available on favorable terms in the future.

Risks Related to the Company's Business

The Company's financial guaranty products may subject it to significant risks from individual or correlated credits.

        The Company is exposed to the risk that issuers of debt that it insures or other counterparties may default in their financial obligations, whether as a result of insolvency, lack of liquidity, operational failure or other reasons. Similarly, the Company could be exposed to corporate credit risk if a corporation's securities are contained in a portfolio of collateralized debt obligations ("CDOs") it insures, or if the corporation or financial institution is the originator or servicer of loans, mortgages or other assets backing structured securities that the Company has insured.

        In addition, because the Company insures or reinsures municipal bonds, it can have significant exposures to single municipal risks. While the Company's risk of a complete loss, where it would have to pay the entire principal amount of an issue of bonds and interest thereon with no recovery, is generally lower than for corporate credits as most municipal bonds are backed by tax or other revenues, there can be no assurance that a single default by a municipality would not have a material adverse effect on its results of operations or financial condition.

        There can be no assurance that the Company's ultimate exposure to a single name will not exceed its underwriting guidelines, or that an event with respect to a single name will not cause a significant loss, although it seeks to reduce this risk by managing exposure to large single risks, as well as concentrations of correlated risks, through tracking its aggregate exposure to single names in its various lines of business, establishing underwriting criteria to manage risk aggregations, and utilizing reinsurance and other risk mitigation measures. The Company may insure and has insured individual public finance and asset-backed risks well in excess of $1 billion. Should the Company's risk assessments prove inaccurate and should the applicable limits prove inadequate, the Company could be exposed to larger than anticipated losses, and could be required by the rating agencies to hold additional capital against insured exposures whether or not downgraded by the rating agencies.

        The Company is exposed to correlation risk across the various assets the Company insures. During periods of strong macroeconomic performance, stress in an individual transaction generally occurs in a single asset class or for idiosyncratic reasons. During a broad economic downturn, a wider range of the Company's insured portfolio could be exposed to stress at the same time. This stress may manifest itself in ratings downgrades, which may require more capital, or in actual losses. In addition, while the Company has experienced catastrophic events in the past without material loss, such as the terrorist attacks of September 11, 2001 and the 2005 hurricane season, unexpected catastrophic events may have a material adverse effect upon the Company's insured portfolio and/or its investment portfolios.

Some of the Company's direct financial guaranty products may be riskier than traditional financial guaranty insurance.

        As of December 31, 2009, 22% of the Company's financial guaranty direct exposures have been executed as credit derivatives. Traditional financial guaranty insurance provides an unconditional and irrevocable guaranty that protects the holder of a municipal finance or structured finance obligation against non-payment of principal and interest, while credit derivatives provide protection from the occurrence of specified credit events, including non payment of principal and interest. In general, the Company structures credit derivative transactions such that circumstances giving rise to its obligation to make payments are similar to that for financial guaranty policies and generally occur as losses are realized on the underlying reference obligation. The tenor of credit derivatives exposures, like exposure under financial guaranty insurance policies, is also generally for as long as the reference obligation remains outstanding.

        Nonetheless, credit derivative transactions are governed by ISDA documentation and operate differently from financial guaranty insurance policies. For example, the Company's control rights with respect to a reference obligation under a credit derivative may be more limited than when it issues a financial guaranty insurance policy on a direct primary basis. In addition, a credit derivative may be terminated for a breach of the ISDA documentation or other specific events, unlike financial guaranty insurance policies. In some of the Company's older credit derivative transactions, one such specified event is the failure of AGC to maintain specified financial strength ratings. If a credit derivative is terminated, the Company could be required to make a mark-to-market payment as determined under the ISDA documentation. In addition, under a limited number of credit derivative contracts, the Company may be required to post eligible securities as collateral, generally cash or U.S. government or agency securities, under specified circumstances. The need to post collateral under these transactions is generally based on mark-to-market valuation in excess of contractual thresholds. The particular thresholds decline if the Company's ratings decline. See "—A downgrade of the financial strength or financial enhancement ratings of any of the Company's insurance and reinsurance subsidiaries would adversely affect its business and prospects and, consequently, its results of operations and financial condition."

The Company's reinsurance business is primarily dependent on facultative cessions and portfolio opportunities, which may not be available to the Company in the future.

        In prior years the Company derived a significant portion of its revenues from financial guaranty reinsurance premiums. During 2009 and the second half of 2008, there was a substantial reduction of direct financial guaranty business underwritten by its principal ceding companies and a reduction in the amount of reinsurance they utilized. Reinsurance opportunities were further reduced by the Company's acquisition of AGM, which was its only active reinsurance client in 2008. As a result, reinsurance treaty and facultative cessions of new business from unaffiliated financial guarantors have ceased. The Company is seeking opportunities to assume financial guaranty portfolios from dormant companies, but these portfolio opportunities may not be available to the Company, which would have an adverse effect on its reinsurance business.

Further downgrades of one or more of the Company's reinsurers could reduce the Company's capital adequacy and return on equity.

        At December 31, 2009, the Company had reinsured approximately 12% of its principal amount of insurance outstanding to third party reinsurers. In evaluating the credits insured by the Company, securities rating agencies allow capital charge "credit" for reinsurance based on the reinsurers' ratings. In recent years, a number of the Company's reinsurers were downgraded by one or more rating agencies, resulting in decreases in the credit allowed for reinsurance and in the financial benefits of using reinsurance under existing rating agency capital adequacy models. Many of the Company's reinsurers have already been downgraded to single-A or below by one or more rating agencies. The Company could be required to raise additional capital to replace the lost reinsurance credit in order to satisfy rating agency and regulatory capital adequacy and single risk requirements. The rating agencies' reduction in credit for reinsurance could also ultimately reduce the Company's return on equity to the extent that ceding commissions paid to the Company by the reinsurers were not adequately increased to compensate for the effect of any additional capital required. In addition, downgraded reinsurers may default on amounts due to the Company and such reinsurer obligations may not be adequately collateralized, resulting in additional losses to the Company and a reduction in its shareholders' equity and net income.

The performance of the Company's invested assets affects its results of operations and cash flows.

        Investment income from the Company's investment portfolio is one of the primary sources of cash flows supporting its operations and claim payments. For the years ended December 31, 2009, 2008 and 2007, the Company's net investment income was $259.2 million, $162.6 million, and $128.1 million, respectively. If the Company's calculations with respect to its policy liabilities are incorrect or other unanticipated payment obligations arise, or if the Company improperly structures its investments to meet these liabilities, it could have unexpected losses, including losses resulting from forced liquidation of investments before their maturity.

        The investment policies of the insurance subsidiaries are subject to insurance law requirements, and may change depending upon regulatory, economic and market conditions and the existing or anticipated financial condition and operating requirements, including the tax position, of the Company's businesses. Changes in the Company's investment policies could result in sales of securities that could result in investment losses and reduce net income and shareholders' equity. The change in investment policies could also affect the amount of investment income generated by the portfolio, causing a reduction in net investment income.

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

        The Company's success substantially depends upon its ability to attract and retain qualified employees and upon the ability of its senior management and other key employees to implement its business strategy. The Company believes there are only a limited number of available qualified executives in the business lines in which the Company competes. Although the Company is not aware of any planned departures, the Company relies substantially upon the services of Dominic J. Frederico, President and Chief Executive Officer, and other executives. Although Mr. Frederico and certain other executives have employment agreements with the Company, the Company may not be successful in retaining their services. The loss of the services of any of these individuals or other key members of the Company's management team could adversely affect the implementation of its business strategy.

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

        The Bermuda government's policy places a six year term limit on individuals with work permits, subject to specified exemptions for persons deemed to be key employees. All of the Company's Bermuda-based employees who require work permits have been granted permits by the Bermuda government, including the President and Chief Executive Officer, Chief Financial Officer, General Counsel and Secretary, Chief Accounting Officer, Chief Risk Officer and Deputy Chief Surveillance Officer. It is possible that the Company could lose the services of one or more of its key employees if the Company is unable to obtain or renew their work permits.

Risks Related to Accounting Principles Generally Accepted in the United States of America ("GAAP") and Applicable Law

Marking-to-market the Company's insured credit derivatives portfolio may subject net income to volatility.

        The Company is required to mark-to-market certain derivatives that it insures, including CDS that are considered derivatives under GAAP. Although there is no cash flow effect from this "marking-to-market," net changes in the fair market value of the derivative are reported in the Company's consolidated statements of operations and therefore affect its reported earnings. As a result of such treatment, and given the large principal balance of the Company's CDS portfolio, small changes in the market pricing for insurance of CDS will generally result in the Company recognizing material gains or losses, with material market price increases generally resulting in large reported losses under GAAP. Accordingly, the Company's GAAP earnings will be more volatile than would be suggested by the actual performance of its business operations and insured portfolio.

        The fair value of a credit derivative will be affected by any event causing changes in the credit spread (i.e., the difference in interest rates between comparable securities having different credit risk) on an underlying security referenced in the credit derivative. Common events that may cause credit spreads on an underlying municipal or corporate security referenced in a credit derivative to fluctuate include changes in the state of national or regional economic conditions, industry cyclicality, changes to a company's competitive position within an industry, management changes, changes in the ratings of the underlying security, movements in interest rates, default or failure to pay interest, or any other factor leading investors to revise expectations about the issuer's ability to pay principal and interest on its debt obligations. Similarly, common events that may cause credit spreads on an underlying structured security referenced in a credit derivative to fluctuate may include the occurrence and severity of collateral defaults, changes in demographic trends and their impact on the levels of credit enhancement, rating changes, changes in interest rates or prepayment speeds, or any other factor leading investors to revise expectations about the risk of the collateral or the ability of the servicer to collect payments on the underlying assets sufficient to pay principal and interest. The fair value of credit derivative contracts also reflects the change in the Company's own credit cost, based on the price to purchase credit protection on AGC. For discussion of the Company's fair value methodology for credit derivatives, see Note 7 to the Consolidated Financial Statements in Item 8.

        If the derivative is held to maturity and no credit loss is incurred, any gains or losses previously reported would be offset by corresponding gains or losses at maturity. Due to the complexity of fair value accounting and the application of GAAP requirements, future amendments or interpretations of relevant accounting standards may cause the Company to modify its accounting methodology in a manner which may have an adverse impact on its financial results.

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

        The Company's businesses are subject to direct and indirect regulation under, among other things, state insurance laws, federal securities laws and tax laws affecting public finance and asset-backed obligations, as well as applicable law in the other countries in which the Company operates. Future legislative, regulatory or judicial changes in the jurisdictions regulating the Company may adversely affect its ability to pursue its current mix of business, thereby materially impacting its financial results, by, among other things, limiting the types of risks it may insure, lowering applicable single or aggregate risk limits, increasing the level of supervision or regulation to which its operations may be subject or creating restrictions that make the Company's products less attractive to potential buyers or lead to a need for increased reserves.

        The perceived decline in the financial strength of many financial guaranty insurers has caused government officials to examine the suitability of some of the complex securities guaranteed by financial guaranty insurers. For example, the New York Insurance Department has announced that it is working to develop new rules and regulations for the financial guaranty industry. On September 22, 2008, the Department issued Circular Letter No. 19 (2008) (the "Circular Letter"), which established best practices guidelines for financial guaranty insurers effective January 1, 2009. The Department plans to propose legislation and regulations to formalize these guidelines. These guidelines and the related legislation and regulations may limit the amount of new structured finance business that AGC may write. In addition, on June 11, 2009 and June 19, 2009, a bill was introduced into the New York General Assembly and the New York Senate, respectively, to amend the New York Insurance Law to enhance the regulation of financial guaranty insurers. On January 6, 2010, the bills were reintroduced in the Assembly and Senate for the 2010 sessions. At this time it is not possible to predict if any such new rules will be implemented or legislation enacted or, if implemented or enacted, the content of the new rules or legislation or their effect on the Company.

        In addition, perceived problems in the credit derivative markets have led to calls for further regulation of credit derivatives at the state or federal level. On November 22, 2009, the National Conference of Insurance Legislators adopted its Credit Default Insurance Model Act that would apply new limits and restrictions to CDS, including those guaranteed by AGC and AGM. Enactment by individual states would be necessary for this act to take effect. At this time, it is not possible to predict if any state will enact this act. Changes in the regulation of credit derivatives could materially impact the market demand for derivatives and/or the Company's ability to enter into derivative transactions.

        Actions taken at the federal level in response to the current recession could also materially affect the Company's business. Such actions could include the federal government providing capital to support or to form a competitor; federal government programs for states and municipalities that might adversely impact the demand for insured bonds; and proposals with respect to assistance to mortgage borrowers and/or so called "mortgage cram-down" provisions that could affect the Company's losses on mortgages underlying its insured RMBS transactions.

        In addition, if the Company fails to comply with applicable insurance laws and regulations it could be exposed to fines, the loss of insurance licenses, limitations on the right to originate new business and restrictions on its ability to pay dividends, all of which could have an adverse impact on its business results and prospects. As a result of a number of factors, including incurred losses and risks reassumed from troubled reinsurers, AGM and AGC have from time to time exceeded regulatory risk limits. Failure to comply with these limits allows the Department the discretion to cause the Company to cease writing new business, although it has not exercised such discretion in the past.

        If an insurance company's surplus declines below minimum required levels, the insurance regulator could impose additional restrictions on the insurer or initiate insolvency proceedings. AGC and AGM may increase surplus by various means, including obtaining capital contributions from the Company, purchasing reinsurance or entering into other loss mitigation arrangements, reducing the amount of new business written or obtaining regulatory approval to release contingency reserves. From time to time, AGM and AGC have obtained approval from their regulators to release contingency reserves based on the expiration of its insured exposure. In addition, in 2009, the Department approved a release by AGM, and the Maryland Insurance Administration approved releases by AGC, of contingency reserves based on incurred losses to restore surplus.

Proposed legislative and regulatory reforms could, if enacted or adopted, result in significant and extensive additional regulation.

        As a participant in the financial services industry, the Company is subject to a wide array of regulations applicable to its business. The extreme disruptions in the capital markets since mid-2007 and the resulting instability and failure of numerous financial institutions have led to a number of proposals for changes in the financial services industry, including significant additional regulation and the formation of additional potential regulators. In December 2009, the U.S. House of Representatives passed legislation proposing significant structural reforms to the financial services industry; such legislation is currently being considered by the U.S. Senate. Among other things, the legislation proposes additional regulatory oversight of the products and participants in the over-the-counter derivatives markets. Additional recent legislative proposals call for substantive regulation across the financial services industry, including more heightened scrutiny and regulation for any financial firm whose combination of size, leverage, and interconnectedness could pose a threat to financial stability if it failed, and new requirements for the securitization market, including requiring sponsors of securitizations to retain a material economic interest in the credit risk associated with the underlying securitization. Legislative and regulatory changes could impact the profitability of the Company's business activities, require the Company to change certain of its business practices and expose it to additional costs (including increased compliance costs).

AGL's ability to pay dividends may be constrained by certain regulatory requirements and restrictions.

        AGL is subject to Bermuda regulatory requirements that affect its ability to pay dividends on common shares and to make other payments. Under the Bermuda Companies Act 1981, as amended (the "Companies Act"), AGL may declare or pay a dividend out of distributable reserves only (1) if it has reasonable grounds for believing that it is, and after the payment would be, able to pay its liabilities as they become due and (2) if the realizable value of its assets would not be less than the aggregate of its liabilities and issued share capital and share premium accounts. While AGL currently intends to pay dividends on its common shares, investors who require dividend income should carefully consider these risks before investing in AGL.

        In addition, if, pursuant to the insurance laws and related regulations of Bermuda, Maryland and New York, AGL's insurance subsidiaries cannot pay sufficient dividends to AGL at the times or in the amounts that it requires, it would have an adverse effect on AGL's ability to pay dividends to shareholders. See "—The Company's ability to meet its obligations may be constrained."

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

        Any material change in the U.S. tax treatment of municipal securities, the imposition of a national sales tax or a flat tax in lieu of the current federal income tax structure in the U.S., or changes in the treatment of dividends, could adversely affect the market for municipal obligations and, consequently, reduce the demand for financial guaranty insurance and reinsurance of such obligations.

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

        The Company manages its business so that AGL and its foreign subsidiaries (other than AGRO and AGE) operate in such a manner that none of them should not be subject to U.S. federal tax (other than U.S. excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks, and U.S. withholding tax on certain U.S. source investment income). However, because there is considerable uncertainty as to the activities which constitute being engaged in a trade or business within the U.S., the Company cannot be certain that the IRS will not contend successfully that AGL or any of the Company's foreign subsidiaries (other than AGRO and AGE) is/are engaged in a trade or business in the U.S.. If AGL and its foreign subsidiaries (other than AGRO and AGE) were considered to be engaged in a trade or business in the U.S., each such company could be subject to U.S. corporate income and branch profits taxes on the portion of its earnings effectively connected to such U.S. business.

AGL and its Bermuda subsidiaries may become subject to taxes in Bermuda after March 2016, which may have a material adverse effect on the Company's results of operations and on an investment in the Company.

        The Bermuda Minister of Finance, under Bermuda's Exempted Undertakings Tax Protection Act 1966, as amended, has given AGL and its Bermuda Subsidiaries an assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then subject to certain limitations the imposition of any such tax will not be applicable to AGL or its Bermuda Subsidiaries, or any of AGL's or its subsidiaries' operations, shares, debentures or other obligations until March 28, 2016. Given the limited duration of the Minister of Finance's assurance, the Company cannot be certain that it will not be subject to Bermuda tax after March 2016.

The Organization for Economic Cooperation and Development and the European Union are considering measures that might increase the Company's taxes and reduce its net income.

        The Organization for Economic Cooperation and Development (the "OECD") has published reports and launched a global initiative dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. According to the OECD, Bermuda is a jurisdiction that has substantially implemented the internationally agreed tax standard and as such is listed on the OECD "white list." The Company is not able to predict whether any changes will be made to this classification or whether such changes will subject the Company to additional taxes.

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

        Under applicable regulations, if:

  •
  the gross RPII of AG Re and the other foreign subsidiaries engaged in the insurance business that have not made an election under section 953(d) of the Code to be treated as a U.S. corporation for all U.S. tax purposes or are CFCs owned directly or indirectly by AGUS (each, with AG Re, a "Foreign Insurance Subsidiary") were to equal or exceed 20% of a Foreign Insurance Subsidiary's gross insurance income in any taxable year and

  •
  direct or indirect insureds (and persons related to such insureds) own (or are treated as owning directly or indirectly through entities) 20% or more of the voting power or value of the Company's shares, then a U.S. Person who owns AGL's shares (directly or indirectly through foreign entities) on the last day of the taxable year would be required to include in its income for U.S. federal income tax purposes such person's pro rata share of a Foreign Insurance Subsidiary's RPII for the entire taxable year, determined as if such RPII were distributed proportionately only to U.S. Persons at that date, regardless of whether such income is distributed. In addition, any RPII that is includible in the income of a U.S. tax-exempt organization may be treated as unrelated business taxable income.

        The amount of RPII earned by a Foreign Insurance Subsidiary (generally, premium and related investment income from the direct or indirect insurance or reinsurance of any direct or indirect U.S. holder of shares or any person related to such holder) will depend on a number of factors, including the geographic distribution of a Foreign Insurance Subsidiary's business and the identity of persons directly or indirectly insured or reinsured by a Foreign Insurance Subsidiary. The Company believes that its Foreign Insurance Subsidiaries either did not in prior years of operation, and should not in the foreseeable future, have RPII income which equals or exceeds 20% of gross insurance income or direct or indirect insureds, as provided for by RPII rules, of its Foreign Insurance Subsidiaries (and related persons) directly or indirectly own 20% or more of either the voting power or value of AGL's shares. However, the Company cannot be certain that this will be the case because some of the factors which determine the extent of RPII may be beyond its control.

U.S. Persons who dispose of AGL's shares may be subject to U.S. income taxation at ordinary income tax rates on a portion of their gain, if any.

        The meaning of the RPII provisions and the application thereof to AGL and its Foreign Insurance Subsidiaries is uncertain. The RPII rules provide that if a U.S. Person disposes of shares in a foreign insurance corporation in which U.S. Persons own 25% or more of the shares (even if the amount of gross RPII is less than 20% of the corporation's gross insurance income and the ownership of its shares by direct or indirect insureds and related persons is less than the 20% threshold), any gain from the disposition will generally be treated as dividend income to the extent of the holder's share of the corporation's undistributed earnings and profits that were accumulated during the period that the holder owned the shares. This provision applies whether or not such earnings and profits are attributable to RPII. In addition, such a holder will be required to comply with certain reporting requirements, regardless of the amount of shares owned by the holder.

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

        If AGL is considered a passive foreign investment company ("PFIC") for U.S. federal income tax purposes, a U.S. Person who owns any shares of AGL will be subject to adverse tax consequences that could materially adversely affect its investment, including subjecting the investor to both greater tax liability than might otherwise apply and tax on amounts in advance of when tax would otherwise be imposed. The Company believes that AGL is not, and currently does not expect AGL to become, a PFIC for U.S. federal income tax purposes; however, there can be no assurance that AGL will not be deemed a PFIC by the IRS.

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

        Legislation has been introduced in the U.S. Congress intended to eliminate certain perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the U.S. but have certain U.S. connections. For example, legislation has been introduced in Congress to limit the deductibility of reinsurance premiums paid by U.S. insurance companies to foreign affiliates and impose additional limits on deductibility of interest of foreign owned U.S. corporations. Another legislative proposal would treat a foreign corporation that is primarily managed and controlled in the U.S. as a U.S. corporation for U.S federal income tax purposes. Further, legislation has been introduced to override the reduction or elimination of the U.S. withholding tax on certain U.S. source investment income under a tax treaty in the case of a deductible related party payment made by a U.S. member of a foreign controlled group to a foreign member of the group organized in a tax treaty country to the extent that the ultimate foreign parent corporation would not enjoy the treaty benefits with respect to such payments. It is possible that this or similar legislation could be introduced in and enacted by the current Congress or future Congresses that could have an adverse impact on the Company or the Company's shareholders.

        Also, in this regard, a bill was introduced in Congress on December 7, 2009 that may require the Company's non-U.S. companies to obtain information about the Company's direct or indirect shareholders and to disclose information about certain of their direct or indirect U.S. shareholders and would appear to impose a 30% withholding tax on certain payments of U.S. source income to such companies, including proceeds from the sale of property and insurance and reinsurance premiums, if the Company's non-U.S. companies do not disclose such information or are unable to obtain such information about the Company's U.S. shareholders. If this or similar legislation is enacted, shareholders may be required to provide any information that the Company determines necessary to avoid the imposition of such withholding tax in order to allow the Company's non-U.S. companies to satisfy such obligations. If the Company's non-U.S. companies cannot satisfy these obligations, the currently proposed legislation, if enacted, may subject payments of U.S. source income made after December 31, 2012 to such non-U.S. companies to such withholding tax. In the event such a tax is imposed, the Company's results of operations could be materially adversely affected. The Company cannot be certain whether the proposed legislation will be enacted or whether it will be enacted in its currently proposed form.

        U.S. federal income tax laws and interpretations regarding whether a company is engaged in a trade or business within the U.S. is a PFIC, or whether U.S. Persons would be required to include in their gross income the "subpart F income" of a CFC or RPII are subject to change, possibly on a retroactive basis. There currently are no regulations regarding the application of the PFIC rules to insurance companies, and the regulations regarding RPII are still in proposed form. New regulations or pronouncements interpreting or clarifying such rules may be forthcoming. The Company cannot be certain if, when, or in what form such regulations or pronouncements may be implemented or made, or whether such guidance will have a retroactive effect.

Recharacterization by the Internal Revenue Service of the Company's U.S. federal tax treatment of losses on the Company's CDS portfolio can adversely affect the Company's financial position.

        As part of the Company's financial guaranty business, the Company has sold credit protection by insuring CDS entered into with various financial institutions. Assured Guaranty's CDS portfolio has experienced significant cumulative mark-to-market losses of $983 million, which are only deductible for U.S. federal income tax purposes upon realization and, consequently, generate a significant deferred tax asset based on the Company's intended treatment of such losses as ordinary insurance losses upon realization. The U.S. federal income tax treatment of CDS is an unsettled area of the tax law. As such, it is possible that the Internal Revenue Service may decide that the losses generated by the Company's CDS business should be characterized as capital rather than ordinary insurance losses, which could materially adversely affect the Company's financial condition.

An ownership change under Section 382 of the Code could have adverse U.S. federal tax consequences.

        If AGL were to issue equity securities in the future, including in connection with any strategic transaction, or if previously issued securities of AGL were to be sold by the current holders, AGL may experience an "ownership change" within the meaning of Section 382 of the Code. In general terms, an ownership change would result from transactions increasing the aggregate ownership of certain stockholders in AGL's stock by more than 50 percentage points over a testing period (generally three years). If an ownership change occurred, the Company's ability to use certain tax attributes, including certain built-in losses, credits, deductions or tax basis and/or the Company's ability to continue to reflect the associated tax benefits as assets on AGL's balance sheet, may be limited. The Company cannot give any assurance that AGL will not undergo an ownership change at a time when these limitations could materially adversely affect the Company's financial condition.

AGMH likely experienced an ownership change under Section 382 of the Code.

        In connection with the AGMH Acquisition, AGMH likely experienced an "ownership change" within the meaning of Section 382 of the Code. The Company has concluded that the Section 382 limitations as described in "An ownership change under Section 382 of the Code could have adverse U.S. federal tax consequences" are unlikely to have any material tax or accounting consequences. However, this conclusion is based on a variety of assumptions, including the Company's estimates regarding the amount and timing of certain deductions and future earnings, any of which could be incorrect. Accordingly, there can be no assurance that these limitations would not have an adverse effect on the Company's financial condition or that such adverse effects would not be material.

Risks Related to AGL's Common Shares

The market price of AGL's common shares may be volatile, which could cause the value of an investment in the Company to decline.

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

        There may be future sales or other dilution of AGL's equity, which may adversely affect the market price of its common shares and equity-linked securities. For example, Dexia and WLR Recovery Fund IV, L.P., who as of February 28, 2010 owned approximately 11.9% and 8.7% of AGL's common shares, respectively, have registration rights with respect to such common shares. The market price of its common shares could decline as a result of sales of a large number of common shares or similar securities in the market or the perception that such sales could occur.

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

        Under the Code, AGL's Bye-Laws and contractual arrangements, certain shareholders have their voting rights limited to less than one vote per share, resulting in other shareholders having voting rights in excess of one vote per share. Moreover, the relevant provisions of the Code may have the effect of reducing the votes of certain shareholders who would not otherwise be subject to the limitation by virtue of their direct share ownership.

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

        As a result of any such reallocation of votes, the voting rights of a holder of AGL common shares might increase above 5% of the aggregate voting power of the outstanding common shares, thereby possibly resulting in such holder becoming a reporting person subject to Schedule 13D or 13G filing requirements under the Securities Exchange Act of 1934. In addition, the reallocation of votes could result in such holder becoming subject to the short swing profit recovery and filing requirements under Section 16 of the Exchange Act.

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

        AGL's Board of Directors may decline to approve or register a transfer of any common shares (1) if it appears to the Board of Directors, after taking into account the limitations on voting rights contained in AGL's Bye-Laws, that any adverse tax, regulatory or legal consequences to AGL, any of its subsidiaries or any of its shareholders may occur as a result of such transfer (other than such as the Board of Directors considers to be de minimis), or (2) subject to any applicable requirements of or commitments to the New York Stock Exchange ("NYSE"), if a written opinion from counsel supporting the legality of the transaction under U.S. securities laws has not been provided or if any required governmental approvals have not been obtained.

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

        Some of the Company's reinsurance agreements have change of control provisions that are triggered if a third party acquires a designated percentage of AGL's shares. If a change of control provision is triggered, the ceding company may recapture some or all of the reinsurance business ceded to the Company in the past. Any such recapture could adversely affect the Company's shareholders' equity, future income or financial strength or debt ratings. These provisions may discourage potential acquisition proposals and may delay, deter or prevent a change of control of AGL, including through transactions that some or all of the shareholders might consider to be desirable.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        The principal executive offices of AGL and AG Re consist of approximately 8,250 square feet of office space located in Hamilton, Bermuda. The lease for this space expires in April 2010 and is in the process of being extended.

        In addition, the Company occupies approximately 110,000 square feet of office space in New York City. This office space is leased by AGM, and AGC and certain of its affiliates relocated there following the closing of the AGMH Acquisition. The lease expires in April 2026.

        The Company and its subsidiaries also occupy currently another approximately 20,000 square feet of office space in San Francisco, London, Madrid, Sydney and Tokyo.

        Management believes that the office space is adequate for its current and anticipated needs.

ITEM 3.    LEGAL PROCEEDINGS

        Lawsuits arise in the ordinary course of the Company's business. It is the opinion of the Company's management, based upon the information available, that the expected outcome of litigation against the Company, individually or in the aggregate, will not have a material adverse effect on the Company's financial position or liquidity, although an adverse resolution of litigation against the Company could have a material adverse effect on the Company's results of operations in a particular quarter or fiscal year. In addition, in the ordinary course of their respective businesses, certain of the Company's subsidiaries assert claims in legal proceedings against third parties to recover losses paid in prior periods. The amounts, if any, the Company will recover in these proceedings are uncertain, although recoveries in any one or more of these proceedings during any quarter or fiscal year could be material to the Company's results of operations in that particular quarter or fiscal year.

Proceedings Related to AGMH's Former Financial Products Business

        The following is a description of legal proceedings involving AGMH's former financial products business. Although the Company did not acquire AGMH's former financial products business, which included AGMH's former GICs business, medium-term note business and portions of the leveraged lease businesses, certain legal proceedings relating to those businesses are against entities which the Company did acquire. While Dexia SA and DCL, jointly and severally, have agreed to indemnify the Company against liability arising out of the proceedings described below in this "—Proceedings Related to AGMH's Former Financial Products Business" section, such indemnification might not be sufficient to fully hold the Company harmless against any injunctive relief or criminal sanction that is imposed against AGMH or its subsidiaries.

Governmental Investigations into Former Financial Products Business

        AGMH and AGM have received subpoenas duces tecum and interrogatories or civil investigative demands from the Attorney General of the States of Connecticut, Florida, Illinois, Missouri, New York, Texas and West Virginia relating to their investigations of alleged bid rigging of municipal GICs. AGMH is responding to such requests. AGMH may receive additional inquiries from these or other regulators and expects to provide additional information to such regulators regarding their inquiries in the future. In addition,

  •
  AGMH received a subpoena from the Antitrust Division of the DOJ in November 2006 issued in connection with an ongoing criminal investigation of bid rigging of awards of municipal GICs and other municipal derivatives;

  •
  AGM received a subpoena from the SEC in November 2006 related to an ongoing industry-wide investigation concerning the bidding of municipal GICs and other municipal derivatives; and

  •
  AGMH received a "Wells Notice" from the staff of the Philadelphia Regional Office of the SEC in February 2008 relating to the investigation concerning the bidding of municipal GICs and other municipal derivatives. The Wells Notice indicates that the SEC staff is considering recommending that the SEC authorize the staff to bring a civil injunctive action and/or institute administrative proceedings against AGMH, alleging violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder and Section 17(a) of the Securities Act.

Pursuant to the subpoenas, AGMH has furnished to the DOJ and SEC records and other information with respect to AGMH's municipal GIC business. The ultimate loss that may arise from these investigations remains uncertain.

Lawsuits Relating to Former Financial Products Business

        During 2008, nine putative class action lawsuits were filed in federal court alleging federal antitrust violations in the municipal derivatives industry, seeking damages and alleging, among other things, a conspiracy to fix the pricing of, and manipulate bids for, municipal derivatives, including GICs. These cases have been coordinated and consolidated for pretrial proceedings in the U.S. District Court for the Southern District of New York as MDL 1950, In re Municipal Derivatives Antitrust Litigation, Case No. 1:08-cv-2516 ("MDL 1950").

        Five of these cases named both AGMH and AGM: (a) Hinds County, Mississippi v. Wachovia Bank, N.A. (filed on or about March 13, 2008); (b) Fairfax County, Virginia v. Wachovia Bank, N.A. (filed on or about March 12, 2008); (c) Central Bucks School District, Pennsylvania v. Wachovia Bank N.A. (filed on or about June 4, 2008); (d) Mayor & City Council of Baltimore, Maryland v. Wachovia Bank N.A. (filed on or about July 3, 2008); and (e) Washington County, Tennessee v. Wachovia Bank N.A. (filed on or about July 14, 2008). In April 2009, the MDL 1950 court granted the defendants' motion to dismiss on the federal claims, but granted leave for the plaintiffs to file a second amended complaint. On June 18, 2009, interim lead plaintiffs' counsel filed a Second Consolidated Amended Class Action Complaint. The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys' fees and other costs. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits; although the Second Consolidated Amended Class Action Complaint currently describes some of AGMH's and AGM's activities, it does not name those entities as defendants. Motions to dismiss the Second Consolidated Amended Class Action Complaint are pending.

        Four of the cases named only AGMH and also alleged that the defendants violated California state antitrust law and common law by engaging in illegal bid-rigging and market allocation, thereby depriving the cities of competition in the awarding of GICs and ultimately resulting in the cities paying higher fees for these products: (a) City of Oakland, California, v. AIG Financial Products Corp. (filed on or about April 23, 2008); (b) County of Alameda, California v. AIG Financial Products Corp. (filed on or about July 8, 2008); (c) City of Fresno, California v. AIG Financial Products Corp. (filed on or about July 17, 2008); and (d) Fresno County Financing Authority v. AIG Financial Products Corp. (filed on or about December 24, 2008). When the four plaintiffs filed a consolidated complaint in September 2009, the plaintiffs did not name AGMH as a defendant. However, the complaint does describe some of AGMH's and AGM's activities. The consolidated complaint generally seeks unspecified monetary damages, interest, attorneys' fees and other costs. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits. Motions to dismiss the consolidated complaint filed by these California municipalities were filed on February 9, 2010.

        AGMH and AGM also were named in five non-class action lawsuits originally filed in the California Superior Courts alleging violations of California law related to the municipal derivatives industry: (a) City of Los Angeles v. Bank of America, N.A. (filed on or about July 23, 2008 in the Superior Court of the State of California in and for the County of Los Angeles, Case No. BC 394944, removed to the U.S. District Court for the Central District of California ("C.D. Cal.") as Case No. 2:08-cv-5574, transferred to S.D.N.Y. as Case No. 1:08-cv-10351); (b) City of Stockton v. Bank of America, N.A. (filed on or about July 23, 2008 in the Superior Court of the State of California in and for the County of San Francisco, Case No. CGC-08-477851, removed to the N.D. Cal. as Case No. 3:08-cv-4060, transferred to S.D.N.Y. as Case No. 1:08-cv-10350); (c) County of San Diego v. Bank of America, N.A. (filed on or about August 28, 2008 in the Superior Court of the State of California in and for the County of Los Angeles, Case No. SC 99566, removed to C.D. Cal. as Case No. 2:08-cv-6283, transferred to S.D.N.Y. as Case No. 1:09-cv-1195); (d) County of San Mateo v. Bank of America, N.A. (filed on or about October 7, 2008 in the Superior Court of the State of California in and for the County of San Francisco, Case No. CGC-08-480664, removed to N.D. Cal. as Case No. 3:08-cv-4751, transferred to S.D.N.Y. as Case No. 1:09-cv-1196); and (e) County of Contra Costa v. Bank of America, N.A. (filed on or about October 8, 2008 in the Superior Court of the State of California in and for the County of San Francisco, Case No. CGC-08-480733, removed to N.D. Cal. as Case No. 3:08-cv-4752, transferred to S.D.N.Y. as Case No. 1:09-cv-1197). Amended complaints in these actions were filed on September 15, 2009, adding a federal antitrust claim and naming AGM (but not AGMH), among other defendants including AGUS. These cases have been transferred to the S.D.N.Y. and consolidated with MDL 1950 for pretrial proceedings.

        In late 2009 the same California plaintiffs' counsel named the Company as well as AGUS in six additional non-class action cases filed in federal court, which also have been coordinated and consolidated for pretrial proceedings with MDL 1950: (f) City of Riverside v. Bank of America, N.A. (filed on or about November 12, 2009 in the C.D. Cal., Case No. 2:09-cv-8284, transferred to S.D.N.Y. as Case No. 1:09-cv-10102); (g) Sacramento Municipal Utility District v. Bank of America, N.A. (filed on or about November 12, 2009 in the U.S. District Court for the Eastern District of California ("E.D. Cal."), Case No. 2:09-cv-3133, transferred to S.D.N.Y. as Case No. 1:09-cv-10103; (h) Los Angeles World Airports v. Bank of America, N.A. (filed on or about December 10, 2009 in C.D. Cal., Case No. 2:09-cv-9069, transferred to S.D.N.Y. as Case No. 1:10-cv-627; (i) Redevelopment Agency of the City of Stockton v. Bank of America, N.A. (filed on or about December 10, 2009 in E.D. Cal., Case No. 2:09-cv-3437, transferred to S.D.N.Y. as Case No. 1:10-cv-630; (j) Sacramento Suburban Water District v. Bank of America, N.A. (filed on or about December 10, 2009 in E.D. Cal., Case No. 2:09-cv-3433, transferred to S.D.N.Y. as Case No. 1:10-cv-629; and (k) County of Tulare v. Bank of America, N.A. (filed on or about December 10, 2009 in E.D. Cal., Case No. 1:09-cv-02155, transferred to S.D.N.Y. as Case No. 1:10-cv-628.

        Motions to dismiss these eleven complaints, all of which include a federal antitrust claim as well as California state law claims, were filed on February 9, 2010. The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys' fees, costs and other expenses. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits.

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

ITEM 4.    RESERVED

Executive Officers of the Company

        The table below sets forth the names, ages, positions and business experience of the executive officers of Assured Guaranty Ltd.

Name	Age	Position(s)
Dominic J. Frederico	57	President and Chief Executive Officer; Deputy Chairman
Séan McCarthy	50	Chief Operating Officer
Robert B. Mills	60	Chief Financial Officer
James M. Michener	57	General Counsel and Secretary
Robert A. Bailenson	43	Chief Accounting Officer

        Dominic J. Frederico has been President and Chief Executive Officer of AGL since December 2003. Mr. Frederico served as Vice Chairman of ACE from June 2003 until April 2004 and served as President and Chief Operating Officer of ACE and Chairman of ACE INA Holdings, Inc. ("ACE INA") from November 1999 to June 2003. Mr. Frederico was a director of ACE from 2001 until 2005. Mr. Frederico has also served as Chairman, President and Chief Executive Officer of ACE INA from May 1999 through November 1999. Mr. Frederico previously served as President of ACE Bermuda Insurance Ltd. ("ACE Bermuda") from July 1997 to May 1999, Executive Vice President, Underwriting from December 1996 to July 1997, and as Executive Vice President, Financial Lines from January 1995 to December 1996. Prior to joining ACE, Mr. Frederico spent 13 years working for various subsidiaries of American International Group ("AIG"). Mr. Frederico completed his employment at AIG after serving as Senior Vice President and Chief Financial Officer of AIG Risk Management. Before that, Mr. Frederico was Executive Vice President and Chief Financial Officer of UNAT, a wholly owned subsidiary of AIG headquartered in Paris, France.

        Séan W. McCarthy has been Chief Operating Officer of AGL since November 2009. Mr. McCarthy has been a director and the President and Chief Operating Officer of AGUS since the AGMH Acquisition. Mr. McCarthy has served as a director of AGMH since February 1999. Mr. McCarthy has been President and Chief Operating Officer of AGMH since January 2002, and prior to that time served as Executive Vice President of AGMH since November 1997. He has served as President and Chief Operating Officer of AGM since the Acquisition Date; served as President of AGM from November 2000 until July 1, 2009; and served as Chief Operating Officer of AGM from November 1997 until November 2000. Mr. McCarthy was named a Managing Director of AGM in March 1989, head of its Financial Guaranty Department in April 1993 and Executive Vice President of AGM in October 1999. He has been a director of AGM since September 1993. Prior to joining AGM in 1988, Mr. McCarthy was a Vice President of PaineWebber Incorporated.

        Robert B. Mills has been Chief Financial Officer of AGL since January 2004. Mr. Mills was Managing Director and Chief Financial Officer—Americas of UBS AG and UBS Investment Bank from April 1994 to January 2004, where he was also a member of the Investment Bank Board of Directors. Previously, Mr. Mills was with KPMG from 1971 to 1994, where his responsibilities included being partner-in-charge of the Investment Banking and Capital Markets practice.

        James M. Michener has been General Counsel and Secretary of AGL since February 2004. Mr. Michener was General Counsel and Secretary of Travelers Property Casualty Corp. from January 2002 to February 2004. From April 2001 to January 2002, Mr. Michener served as general counsel of Citigroup's Emerging Markets business. Prior to joining Citigroup's Emerging Markets business, Mr. Michener was General Counsel of Travelers Insurance from April 2000 to April 2001 and General Counsel of Travelers Property Casualty Corp. from May 1996 to April 2000.

        Robert A. Bailenson has been Chief Accounting Officer of AGL since May 2005 and has been with Assured Guaranty and its predecessor companies since 1990. In addition to this position, Mr. Bailenson serves as the Chief Accounting Officer of Assured Guaranty Corp, a position he has held since 2003. Mr. Bailenson became the Chief Accounting Officer of AGM on the Acquisition Date. He was Chief Financial Officer and Treasurer of Assured Guaranty Re Ltd. from 1999 until 2003 and was previously the Assistant Controller of Capital Re Corp., which was acquired by ACE Limited in 1999.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        AGL's Common Stock is listed on the NYSE under symbol "AGO." The table below sets forth, for the calendar quarters indicated, the reported high and low sales prices and amount of any cash dividends declared:

Common Stock Prices and Dividends

	2009			2008
	Sales Price		Cash	Sales Price		Cash
	High	Low	Dividends	High	Low	Dividends
First Quarter	$12.79	$2.69	$0.045	$26.98	$16.53	$0.045
Second Quarter	16.07	6.48	0.045	27.58	17.94	0.045
Third Quarter	21.06	10.64	0.045	20.64	7.95	0.045
Fourth Quarter	28.14	16.25	0.045	16.65	5.49	0.045

        On February 19, 2010, the closing price for AGL's Common Stock on the NYSE was $20.42, and the approximate number of shareholders of record at the close of business on that date was 204.

        AGL is a holding company whose principal source of income is net investment income and dividends from its operating subsidiaries. The ability of the operating subsidiaries to pay dividends to AGL and AGL's ability to pay dividends to its shareholders are each subject to legal and regulatory restrictions. The declaration and payment of future dividends will be at the discretion of AGL's Board of Directors and will be dependent upon the Company's profits and financial requirements and other factors, including legal restrictions on the payment of dividends and such other factors as the Board of Directors deems relevant. For more information concerning AGL's dividends, please refer to Item 7 under the caption "Liquidity and Capital Resources" and Note 13 "Dividends and Capital Requirements" to the consolidated financial statements in Item 8 of this Form 10-K.

        On November 8, 2007, AGL's Board of Directors approved a new share repurchase program for up to 2.0 million common shares. Share repurchases will take place at management's discretion depending on market conditions. Under this program, AGL paid $5.6 million in 2007 to repurchase 0.3 million common shares. No repurchases were made during 2008. During 2009, AGL paid $3.7 million to repurchase 1.0 million common shares.

        The following table reflects AGL's share repurchase activity during the three months ended December 31, 2009. All shares repurchased were for the payment of employee withholding taxes due in connection with the vesting of restricted stock awards:

Share Repurchase Activity

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
October 1—October 31	83	$18.15	—	707,350
November 1—November 30	130	$19.30	—	707,350
December 1—December 31	12,444	$20.65	—	707,350

Total	12,657	$20.62	—

        Set forth below are a line graph and a table comparing the dollar change in the cumulative total shareholder return on the Company's Common Shares from April 22, 2004 through December 31, 2009 as compared to the cumulative total return of the S&P 500 Stock Index and the cumulative total return of the Standard & Poor's 500 Financials Index. The chart and table depict the value on April 22, 2004, December 31, 2004, December 31, 2005, December 31, 2006, December 31, 2007, December 31, 2008 and December 31, 2009 of a $100 investment made on April 22, 2004, with all dividends reinvested.

	Assured Guaranty	S&P 500 Index	S&P 500 Financial Index
04/22/04	$100.00	$100.00	$100.00
12/31/04	109.67	107.65	108.25
12/31/05	142.36	112.93	115.29
12/31/06	149.98	130.77	137.45
12/31/07	150.57	137.95	111.99
12/31/08	65.56	86.91	50.09
12/31/09	126.96	109.92	58.73

    Source: Bloomberg

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected financial data should be read together with the other information contained in this Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this Form 10-K.

	Year Ended December 31,
	2009(1)	2008	2007	2006	2005
	(dollars in millions, except per share amounts)
Statement of operations data:
Revenues:
Net earned premiums(2)	$930.4	$261.4	$159.3	$144.8	$139.4
Net investment income	259.2	162.6	128.1	111.5	96.8
Net realized investment gains (losses)	(32.7)	(69.8)	(1.3)	(2.0)	2.2
Realized gains and other settlements on credit derivatives	163.6	117.6	74.0	73.9	57.1
Net unrealized gains (losses) on credit derivatives	(337.8)	38.0	(670.4)	11.8	4.4
Fair value gain (loss) on committed capital securities	(122.9)	42.7	8.3	—	—
Other income	61.2	0.7	0.5	0.4	0.3
Total revenues	929.6	553.2	(301.5)	340.4	300.2
Expenses:
Loss and loss adjustment expenses(2)	377.8	265.8	5.8	11.3	(63.9)
Amortization of deferred acquisition costs(2)	53.9	61.2	43.2	45.2	45.4
AGM Holdings Inc. (AGMH) acquisition-related expenses	92.3	—	—	—	—
Interest expense	62.8	23.3	23.5	13.8	13.5
Goodwill and settlement of pre-existing relationship	23.3	—	—	—	—
Other operating expenses	176.8	90.6	89.0	80.1	75.6
Total expenses	796.7	440.9	161.5	150.4	70.6
Income (loss) before (benefit) provision for income taxes	132.9	112.3	(463.0)	190.0	229.6
Provision (benefit) for income taxes	36.9	43.4	(159.7)	30.3	41.2
Net income (loss)	96.0	68.9	(303.3)	159.7	188.4
Less: Noncontrolling interest of variable interest entities	(1.2)	—	—	—	—

Net income (loss) attributable to Assured Guaranty Ltd.	$97.2	$68.9	$(303.3)	$159.7	$188.4

Earnings (loss) per share(3):
Basic	$0.77	$0.78	$(4.38)	$2.15	$2.51
Diluted	$0.75	$0.77	$(4.38)	$2.13	$2.50
Dividends per share	$0.18	$0.18	$0.16	$0.14	$0.12

	As of December 31,
	2009	2008	2007	2006	2005
	(dollars in millions, except per share amounts)
Balance sheet data (end of period):
Assets:
Investments and cash	$10,852.3	$3,643.6	$3,147.9	$2,469.9	$2,256.0
Premiums receivable, net of ceding commission	1,418.2	15.7	27.8	22.8	16.8
Ceded unearned premium reserve	1,052.0	18.9	13.5	4.5	9.5
Credit derivative assets	492.5	147.0	5.5	70.6	65.7
Total assets	16,593.4	4,555.7	3,762.9	2,931.6	2,689.8
Liabilities and shareholders' equity:
Unearned premium reserves	8,219.4	1,233.7	887.2	631.0	524.6
Loss and loss adjustment expense reserve	289.5	196.8	125.6	115.9	117.4
Credit derivative liabilities	2,034.6	733.8	623.1	21.6	29.9
Long-term debt	917.4	347.2	347.1	347.1	197.3
Note payable to related party	149.1	—	—	—	—
Total liabilities	13,073.3	2,629.5	2,096.3	1,280.8	1,028.3
Accumulated other comprehensive income	141.8	2.9	56.6	41.9	45.8
Shareholders' equity attributable to Assured Guaranty Ltd.	3,520.5	1,926.2	1,666.6	1,650.8	1,661.5
Shareholders' equity	3,520.1	1,926.2	1,666.6	1,650.8	1,661.5
Book value per share	19.12	21.18	20.85	24.44	22.22
Combined statutory financial information(4):
Contingency reserve	$1,878.8	$728.4	$598.5	$645.8	$572.9
Policyholders' surplus(5)	3,022.7	1,598.1	1,497.0	1,027.0	987.0
Claims paying resources(6)	13,525.0	4,962.0	4,440.0	3,415.0	3,065.0
Additional financial guaranty information (end of period):
Net in-force business (principal and interest)(7)	$958,265	$348,816	$302,413	$180,174	$145,694
Net in-force business (principal only)(7)	640,422	222,722	200,279	132,296	102,465

(1)
Results of operations of AGMH are included for periods beginning July 1, 2009, the Acquisition Date.

(2)
As a result of the application of new accounting guidance effective January 1, 2009, net premiums earned and loss and LAE are not comparable between 2009 and prior years periods.

(3)
Effective January 1, 2009, GAAP clarified that share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities and shall be included in the calculation of basic and diluted earnings per share ("EPS"). Upon retrospective adoption of these new rules, the Company decreased previously reported basic loss per share by $0.08 for the year ended December 31, 2007, and decreased previously reported basic EPS by $0.03 and $0.04 for the years ended December 31, 2006 and 2005, respectively. In addition, the Company decreased previously reported diluted loss per share by $0.08 for the year ended December 31, 2007, and decreased previously reported diluted EPS by $0.02 and $0.03 for the years ended December 31, 2006 and 2005, respectively. There was no impact on both previously reported basic and diluted EPS for 2008.

(4)
Prepared in accordance with statutory accounting principles.

(5)
Combined policyholders' surplus represents the addition of the Company's combined U.S. based statutory surplus and the Company's Bermuda based statutory surplus. AG Re numbers are the Company's estimate of U.S. statutory as this company files Bermuda statutory financial statements.

(6)
Claims paying resources is calculated on a combined basis as the sum of statutory policyholders' surplus, statutory contingency reserve, statutory unearned premium reserves, statutory loss and LAE reserves, present value of installment premium on financial guaranty and credit derivatives, discounted at 6%, and standby line of credit/stop loss. Total claims paying resources is used by Moody's to evaluate the adequacy of capital resources and credit ratings.

(7)
The Company's 2009, 2008, 2007 and 2006 reinsurance par outstanding are reported on a current quarter basis while 2005 is reported on a one-quarter lag.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and accompanying notes which appear elsewhere in this Form 10-K. It contains forward looking statements that involve risks and uncertainties. Please see "Forward Looking Statements" for more information. The Company's actual results could differ materially from those anticipated in these forward looking statements as a result of various factors, including those discussed below and elsewhere in this Form 10-K, particularly under the headings "Risk Factors" and "Forward Looking Statements."

Executive Summary

Background

        AGL is a Bermuda-based holding company that provides, through its operating subsidiaries, credit protection products to the public finance, infrastructure and structured finance markets in the U.S. as well as internationally. The Company applies its credit underwriting expertise, risk management skills and capital markets experience to develop insurance, reinsurance and credit derivative products. The Company's principal product is a guaranty of principal and interest payments on debt securities issued by governmental entities such as U.S. state or municipal authorities; obligations issued for international infrastructure projects; and ABS issued by SPEs. The Company markets its protection products against principal and interest payment default directly to issuers and underwriters of public finance, infrastructure and structured finance securities as well as directly to investors in such debt obligations. The Company serves various global debt capital markets, although its principal focus is in the U.S. and Europe.

        Debt obligations guaranteed by the Company's insurance subsidiaries are generally awarded debt credit ratings that are the same rating as the financial strength rating of the AGL subsidiary that has guaranteed that obligation. As of February 26, 2010, the Company's insurance subsidiaries were rated AA or better by S&P and A1 or better by Moody's. On February 24, 2010, at the request of the Company, Fitch withdrew its insurer financial strength and debt ratings on all of the Company's rated subsidiaries. The Company's request had been prompted by Fitch's announcement that it is withdrawing its credit ratings on all insured bonds for which it does not provide an underlying assessment of the obligor. See "—Financial Strength Ratings" below.

        On July 1, 2009, the Company acquired AGMH, and AGMH's subsidiaries, including AGM, from Dexia Holdings. The purchase price paid by the Company was $546 million in cash and 22.3 million common shares of AGL at $12.38 per share. A portion of the purchase price was financed through a public offering of 44,275,000 AGL common shares (raising gross proceeds of $487.0 million) and 3,450,000 equity units (raising gross proceeds of $172.5 million).

        The AGMH Acquisition did not include the acquisition of AGMH's Financial Products Business. The Financial Products Companies were transferred to Dexia Holdings prior to completion of the AGMH Acquisition. In addition, as further described under "—Liquidity and Capital Resources—Liquidity Arrangements with respect to AGMH's former Financial Products Business," the Company has entered into various agreements with Dexia in order to transfer to Dexia the credit and liquidity risks associated with AGMH's former Financial Products Business.

        The AGMH Acquisition as well as the significant financial distress faced by many of the Company's competitors has resulted in the Company becoming the market leader in providing financial guaranty insurance since 2008. Since July 1, 2009, when the AGMH Acquisition closed, the Company has conducted its financial guaranty business on a direct basis from two distinct platforms: AGM, a financial guaranty insurer that now only underwrites U.S. public finance and global infrastructure business, and AGC, a financial guaranty insurer that underwrites U.S. public finance and global infrastructure transactions as well as global structured finance transactions.

Business Environment and Market Trends

        The global financial crisis that began in the U.S. RMBS market in 2007 and created one of the worst recessions the U.S. has experienced since 1980 has caused a material change in the financial guaranty industry with respect to financial strength, market opportunities and competition. The financial guaranty industry, along with many other financial institutions, has experienced significant levels of credit and market losses on U.S. RMBS securities, particularly for those institutions that invested in or insured CDOs backed by ABS containing significant residential mortgage collateral ("CDOs of ABS"). These losses and the ensuing erosion of liquidity in global capital markets has resulted in a significantly different business environment and market opportunity for the Company starting in 2007 and continuing through 2009.

        In particular, since year-end 2007, every monoline guarantor rated triple-A when the crisis began has been downgraded by at least two of the three major credit rating agencies due to increased actual and forecasted credit losses and the individual company's ability or inability to raise capital in order to maintain their ratings. Furthermore, most of the Company's competitors have ceased to write new business, including former market leaders MBIA, Ambac and FGIC, as well as smaller companies such as Syncora, CIFG, RAM Reinsurance Company Ltd. and BluePoint Re Limited.

        Unlike their former competitors, only AGC, AGM and AG Re have been able to retain sufficient ratings to remain active providers of financial guaranty insurance and reinsurance, largely because they substantially avoided insuring CDOs of ABS. However, even AGL and its subsidiaries had been downgraded by two of the credit rating agencies, principally due to the risk of significant adverse loss development on U.S. RMBS exposures insured by the Company. See "—Financial Strength Ratings" for the current ratings of the Company's insurance subsidiaries.

        Although U.S. economic statistics show some indication that the recession may be over and that housing prices are stabilizing, the financial guaranty market continues to face significant economic uncertainty with respect to credit performance. Unemployment remains high and may take years to return to pre-recession levels, which may adversely affect loss experience on RMBS as well as Assured Guaranty's willingness to consider underwriting new RMBS transactions. In addition, the sustained economic recession has also affected the credit performance of other markets, including corporate credits included in many of the pooled corporate obligations insured by the Company and, more specifically, of trust preferred securities that include subordinated capital and notes issued by banks, mortgage real estate investment trusts and insurance companies. Municipal credits have also experienced increased budgetary stress, as sales and real estate tax-related revenues have declined. The Company continues to monitor all of its insured exposures for credit deterioration and its expected losses are expected to change depending on observed performance, revised assumptions used in setting the reserves, economic conditions and other factors. Additionally, actions by state and federal regulatory agencies could result in changes that limit the Company's business opportunities.

        The current economic environment has also had a significant impact on the demand in both the global structured finance and international infrastructure finance markets for financial guaranties, and it is uncertain when or if demand for financial guaranties will return. Also limited new issuance activity in those markets for asset classes in which the Company was previously active. As a result, near-term opportunities for financial guaranties in these two markets are largely in secondary markets.

        The Company expects that global structured finance issuance will increase in the future as the global economy recovers. For instance, financial guaranties had been an essential component of capital markets financings for international infrastructure projects, but these financings have been largely financed with relatively short-term bank loans since the onset of the credit crisis. The Company expects that its international infrastructure opportunities will increase as the global economic environment stabilizes and issuers return to the public markets for financings and that institutional investors will utilize financial guaranties again. Management believes market participants value the Company's underwriting skills and surveillance functions as well as the value of its financial guaranties. Similarly, much asset-based lending, such as for auto loans and leases and equipment financings, has been financed by banks rather than in the capital markets due to the limited demand for these types of structured financings by investors in the face of the credit crisis. As liquidity and investor demand increases for structured financings, the Company expects to find more opportunities to guaranty those transactions that meet the Company's current credit underwriting and risk management guidelines.

        Unlike the structured finance and international infrastructure markets, however, demand for the Company's financial guaranties has continued to be strong in the U.S. public finance market. In 2009, the Company insured 8.5% of all new U.S. municipal issuance based on par written. The business has succeeded in part due to the lack of financially strong competitors. The competitive environment for the financial guaranty industry has changed substantially over the last two years, principally due to the downgrades of virtually all other competing financial guarantors and the relatively limited activity of new financial guaranty companies. Since the credit crisis, only one new triple-A financial guarantor, Berkshire Hathaway Assurance Corporation, has been formed, but it has underwritten only a limited amount of financial guaranty contracts on new issue municipal bonds. Another potential start-up financial guarantor, Municipal and Infrastructure Assurance Corporation, was formed in October 2008 but has not written any business. MBIA launched a new municipal finance-only company, National Public Finance Guarantee Corporation; however, it has yet to write any significant new business, possibly because of its comparatively low financial strength ratings and pending litigation surrounding its organization. In addition, Ambac has terminated its effort to launch a municipal-only company. Other potential competitors, such as a federally chartered bond insurer or one funded by states and pension funds, remain in the discussion stage.

        Management believes that its U.S. public finance activity also demonstrates inherent, sustainable demand for high-quality bond insurance in the municipal market, given the structure of the municipal market and its reliance, directly and indirectly, on individual rather than institutional investors. Few individual or even institutional investors have the analytic resources to cover all the varied municipal credits in the market, which are estimated to number more than 30,000. By guaranteeing principal and interest, the Company effectively consolidates the tasks of credit selection, analysis, structuring, monitoring and, if necessary, remediation of credit issues that may arise. Management believes this allows retail investors to participate more widely, institutional investors to operate more efficiently and smaller, less well-known issuers to gain market access. Management believes these features of financial guaranty insurance are an important part of the Company's value proposition, in addition to the Company's ability to reduce interest costs by enhancing each issue's credit rating. As a result, on a sale-date basis, excluding issuances under the BABs program discussed below, AGC and AGM guaranteed a combined total of $33.0 billion of U.S. new issue municipal bonds, out of the total of $342.9 billion of new public finance bonds sold during 2009, or approximately 9.6% of such new issuance, according to the SDC Thomson municipal database. However, despite the Company's significant level of activity in the U.S. municipal market, the downgrade of the ratings of the Company's insurance subsidiaries by two out of the three credit rating agencies has resulted in lessened demand for the Company's insurance in certain sectors of the public finance market.

        Despite the lack of active financial guarantor competitors, the Company faces competition for credit enhancement on municipal bonds from other types of competition. For instance, the use of letters of credit provided by banks for credit enhancement of municipal bonds. In addition, the federal government's BABs program, which was launched in April 2009 and is currently authorized through December 2010, had some impact on demand for financial guaranties from the Company in 2009. Approximately $64.1 billion of new issue municipal bonds were sold under the BABs program in 2009, but only $1.8 billion were insured by Assured Guaranty. The Company believes that the taxable buyers of the BABs bonds were generally less likely to purchase insured bonds than the traditional municipal bond investors due to the higher average rating and size of bonds issued under the BABs programs. However, the Company expects the BABs program to expand to include many smaller and lower-rated issuers in 2010, which will increase the opportunities for financial guaranties.

Financial Performance

Financial Performance

	Years Ended and as of December 31,
	2009	2008	2007
	(dollars in millions, except per share amounts)
Premiums earned	$930.4	$261.4	$159.3
Net investment income	259.2	162.6	128.1
Loss and loss adjustment expenses	(377.8)	(265.8)	(5.8)
AGMH acquisition-related expenses	(92.3)	—	—
Goodwill and settlement of pre-existing relationship	(23.3)	—	—
Net income attributable to Assured Guaranty Ltd.	97.2	68.9	(303.3)
Diluted EPS	0.75	0.77	(4.38)
Shareholders' equity attributable to Assured Guaranty Ltd	3,520.5	1,926.2	1,666.6

        The Company reported record premium earnings and significant growth in net investment income in 2009 due primarily to the AGMH Acquisition and strong new business production over the past two years as Assured Guaranty was able to dominate the financial guaranty market due to ratings downgrades of its competitors. These revenue increases were, in part, offset by higher losses generated primarily from the insured U.S. RMBS portfolio. 2009 also includes acquisition related expenses incurred to close the transaction and integrate processes and systems and a goodwill impairment. Net income also includes changes in unrealized gains (losses) on credit derivatives and committed capital securities ("CCS"), which cause volatility in reported net income due to changes in interest rates, credit spreads and other market factors.

        Effective January 1, 2009, the Financial Accounting Standards Board ("FASB") changed the authorative guidance for accounting for financial guaranty contracts which affects comparability between periods for premiums, losses, deferred acquisition cost ("DAC") and related ceded balances. In addition, on July 1, 2009 the Company closed the AGMH Acquisition at a bargain purchase price. This was the first time an acquisition of a financial guaranty company was completed since the January 2009 change in accounting. Acquisition accounting in combination with this new financial guaranty accounting model, which linked unearned premiums to expected losses affected the timing of premium and loss recognition.

        Beginning January 1, 2009, loss expense is recognized only to the extent that expected losses exceed deferred premium revenue. When deferred premium revenues increased (i.e., due to the fair value adjustment to the historical carrying value of AGMH's book of business upon acquisition), losses no longer exceeded deferred premium revenue. However, as deferred premium revenue amortizes into income over the terms of each contract, losses previously recognized in income by Financial Security Assurance Holdings Ltd. (the predecessor of AGMH) will re-emerge as losses and LAE in the later years of each contract. See Note 5 of Item 8 for the expected future premium earnings and losses and LAE recognition pattern.

Key Measures

        To more accurately reflect the key measures management analyzes in evaluating the Company's operations and progress towards long-term goals, the Company discuses both measures promulgated in accordance with GAAP and measures not promulgated in accordance with GAAP (non-GAAP measures). Although the measures identified as non-GAAP should not be considered substitutes for GAAP measures, management considers them key performance indicators and employs them as well as other factors in determining compensation. Non-GAAP measures, therefore, provide investors with important information about the key measures management utilizes in measuring its business. The three primary non-GAAP measures analyzed by the Company's senior management are: operating income, adjusted book value ("ABV") and present value of new business production ("PVP").

  Operating income

        The table below presents net income attributable to AGL and a reconciliation to operating income. The operating income measure adjusts net income to remove effects of certain fair-value adjustments relating to dislocation in the market and any fair value adjustments where the Company does not have the intent or the ability to realize such gains or losses. Operating income is also adjusted for realized gains or losses on its investment portfolio, goodwill and settlement of pre-existing relationship resulting from the AGMH Acquisition. See "—Non-GAAP Measures."

        The comparability of operating income between years is affected by the application of financial guaranty industry specific accounting guidance effective January 1, 2009 and the AGMH Acquisition on July 1, 2009. See Note 5 in Item 8 for a description of the differences in premium earnings and loss recognition methodologies for financial guaranty contracts written in insurance form. In 2009, operating income benefitted from the addition of the premium earnings stream of the AGMH book of business. Although the AGMH book of business has embedded expected losses, such losses will not emerge in income as loss expense until they exceed the deferred premium revenue. See Note 5 in Item 8. Other noteworthy items driving the increased operating earnings in 2009 were a $23.3 million after tax foreign exchange gain on revaluation of premiums receivable balances and a $21.0 million after tax settlement of previously consolidated financial guaranty variable interest entities ("VIEs"), both of which were recorded in other income. Offsetting such positive operating earnings drivers were increased loss and LAE expense in the U.S. RMBS insured portfolio, increased operating expenses, $62.6 million in after tax AGMH Acquisition expenses and a goodwill impairment charge. Losses estimated in the first lien U.S. RMBS portfolio increased most significantly in 2009 as management has estimated the recovery in the mortgage and real estate markets will take longer than originally expected therefore extending the stress period in its reserve model.

        In 2008, operating income declined from the prior year due primarily to increased loss expense in the U.S. RMBS insured portfolio, despite a 64% increase in net premiums earned.

Reconciliation of Net Income Attributable to Assured Guaranty Ltd. to Operating Income

	Year Ended December 31,
	2009	2008	2007
	(in millions)
Net income (loss) attributable to Assured Guaranty Ltd.	$97.2	$68.9	$(303.3)
Less: Realized gains (losses) on investments, after tax	(34.1)	(62.7)	(1.3)
Less: Non-credit impairment unrealized gains (losses) on credit derivatives, after tax	(82.2)	29.3	(485.4)
Less: Unrealized gains (losses) on committed capital securities, after tax	(79.9)	27.8	5.4
Less: Goodwill and settlement of intercompany relationship, net	(23.3)	—	—

Operating Income	$316.7	$74.5	$178.0

  Adjusted book value

        Management also uses ABV to measure the intrinsic value of the Company, excluding franchise value. One of the key measures used in determining the amount of certain long term compensation to management and employees and used by rating agencies and investors to assess the value of the Company is growth in ABV (as defined under the plan). Similar to operating income, ABV adjusts shareholders' equity to exclude the effects of certain fair value adjustments deemed to represent dislocations in market values for credit derivatives and CCS which management does not have the intent and/or ability to trade. Additional adjustments are made for unrealized gains and losses on the investment portfolio recorded in accumulated OCI, DAC and for the addition of estimated future earnings not recorded on the consolidated balance sheets. See "—Non-GAAP Measures."

 Reconciliation of Adjusted Book Value to Shareholders' Equity Attributable to Assured Guaranty Ltd.

	As of December 31,
	2009	2008
	(dollars in millions, except per share amounts)
Adjusted book value reconciliation:
Book value attributable to Assured Guaranty Ltd.	$3,520.5	$1,926.2
After-tax adjustments:
Less: Non-credit impairment unrealized gains (losses) on credit derivatives	(767.6)	(422.7)
Less: Unrealized gains (losses) on committed capital securities	6.2	33.2
Less: Unrealized gain (loss) on investment portfolio excluding foreign exchange effect	139.7	(3.4)

Operating shareholders' equity	4,142.2	2,319.1
After-tax adjustments:
Less: Deferred acquisition costs	235.3	260.6
Plus: Net present value of estimated net future credit derivative revenue	520.0	725.9
Plus: Unearned premium reserve on financial guaranty contracts in excess of expected loss	4,486.8	1,033.4

Adjusted book value	$8,913.7	$3,817.8

Adjusted book value per share reconciliation:
Book value attributable to Assured Guaranty Ltd.	$19.12	$21.18
After-tax adjustments:
Less: Non-credit impairment unrealized gains (losses) on credit derivatives	(4.17)	(4.65)
Less: Unrealized gains (losses) on committed capital securities	0.03	0.36
Less: Unrealized gain (loss) on investment portfolio excluding foreign exchange effect	0.76	(0.04)

Operating shareholders' equity per share	22.49	25.50
Less: DAC	1.28	2.87
Plus: Net present value of estimated net future credit derivative revenue	2.82	7.98
Plus: Unearned premium reserve on financial guaranty contracts in excess of expected loss	24.36	11.36

Adjusted book value	$48.40	$41.97

        The increase in ABV is primarily attributable to the 2009 equity offering and the addition of the AGMH future earnings stream, net of expected losses.

  New Business Production

        The tables below present the PVP and par amount written in the period. The gross PVP represents the present value of estimated future earnings on new financial guaranty insurance and credit derivative contracts written in the period, before consideration of cessions to reinsurers. See "—Non-GAAP Measures."

Present Value of New Business Production

	Year Ended December 31,
	2009	2008	2007
	(in millions)
Public finance—U.S.	$614.2	$523.9	$361.7
Public finance—non-U.S.	1.8	31.3	136.8
Structured finance—U.S.	23.2	194.8	296.5
Structured finance—non-U.S.	1.0	73.0	79.6

Total	$640.2	$823.0	$874.6

Financial Guaranty Gross Par Written

	Year Ended December 31,
	2009	2008	2007
	(in millions)
Public finance—U.S.	$47,120	$37,022	$34,822
Public finance—non-U.S.	556	1,845	7,230
Structured finance—U.S.	2,245	12,741	36,001
Structured finance—non-U.S.	—	4,532	10,064

Total	$49,921	$56,140	$88,117

        Due to the disruption of the global structured finance markets in 2008 and 2009, business was largely restricted to secondary-market opportunities, including guaranties of securities already insured by currently inactive guarantors where the Company can obtain control rights and substantively replace the original guarantor. The Company has tightened structured finance underwriting standards and lowered risk limits, reflecting its current view of that business and the new information about risk and performance that came to light during the current economic crisis.

        In the international infrastructure market during 2009, the Company provided secondary-market insurance for financings of airports and gas and electric distribution systems in Australia. Management is currently reviewing public-private partnership opportunities in Australia and Europe in the infrastructure, health care and transportation sectors and potential opportunities to replace inactive guarantors on transactions in the secondary market.

        Included in the table above, the reinsurance segment comprised 28%, 15% and 46% of the total gross par written in the years ended December 31, 2009, 2008 and 2007, respectively. In the financial guaranty reinsurance segment, the Company focused on portfolio acquisitions during 2009. In January 2009, AGC finalized an agreement with CIFG Assurance North America ("CIFG"), Inc. to assume a diversified portfolio of financial guaranty contracts totaling approximately $13.3 billion of net par outstanding. AGC received $75.6 million, which included $85.7 million of upfront premiums net of ceding commissions and approximately $12.2 million of future installments related to this transaction.

The Company wrote no new non-affiliated quota share reinsurance during 2009 and limited facultative reinsurance. There have been no PVP originations since the first half of 2009.

        The table below reconciles the PVP to GWP. Due to the adoption of new financial guaranty accounting standards in 2009 (see Note 5 in Item 8), the GWP for periods presented is not comparable. In 2009, GWP includes the present value of future premiums for contracts written in financial guaranty insurance form discounted at the risk free rate plus premiums received upfront. For periods prior to 2009, GWP includes premiums received upfront and only the portion of installment premiums currently received or due.

Reconciliation of PVP to Gross Written Premium

	Year Ended December 31,
	2009	2008	2007
	(in millions)
Total PVP	$640.2	$823.0	$874.6
Less: PVP of credit derivatives	2.4	204.5	252.2

PVP of financial guaranty insurance	637.8	618.5	622.4
Less: Financial guaranty installment premium PVP	25.4	96.4	292.8

Total: Financial guaranty upfront GWP	612.4	522.1	329.6
Plus: Upfront premium due to commutation	—	(20.8)	—
Plus: Financial guaranty installment adjustment	(55.1)	112.8	88.6

Total financial guaranty GWP(1)	557.3	614.1	418.2
Plus: Mortgage guaranty segment GWP	0.2	0.7	2.7
Plus: Other segment GWP	(1.1)	3.5	3.6

Total GWP	$556.4	$618.3	$424.5

(1)
2009 amounts include the difference in management estimates for the discount rate applied to future installments compared to the discount rate used for GAAP as well as the changes in estimated term for future installments.

Financial Strength Ratings

        Major securities rating agencies generally assign ratings to obligations insured by AGC or AGM on the basis of the financial strength ratings assigned to the applicable insurer. Investors frequently rely on rating agency ratings because ratings influence the trading value of securities and form the basis for many institutions' investment guidelines. Therefore, the Company manages its business with the goal of achieving high financial strength ratings, preferably the highest that an agency will assign to any guarantor. However, the models used by rating agencies differ, presenting conflicting goals that sometimes make it inefficient or impractical to reach the highest rating level. The models are not fully transparent, contain subjective data (such as assumptions about future market demand for the Company's products) and change frequently.

        The Company's subsidiaries have been assigned the following insurance financial strength ratings as of February 26, 2010. These ratings are subject to continuous review:

Rating Agency Ratings and Outlooks(1)

	S&P	Moody's
Assured Guaranty Corp. (AGC)	AAA	Aa3
Assured Guaranty (UK) Ltd. (AGUK)	AAA	Aa3
Assured Guaranty Municipal Corp. (AGM)	AAA	Aa3
Assured Guaranty (Europe) Ltd. (AGE)	AAA	Aa3
FSA Insurance Company (FSAIC)	AAA	Aa3
Financial Security Assurance International Ltd. (FSA International)	AAA	Aa3
Assured Guaranty Re Ltd. (AG Re)	AA	A1
Assured Guaranty Re Overseas Ltd. (AGRO)	AA	A1
Assured Guaranty Mortgage Insurance Company (AGMIC)	AA	A1

(1)
The outlook of the rating of each company is negative, except for the outlook of the ratings of AG Re, AGRO and AGMIC, which is stable. AAA (Extremely Strong) rating is the highest ranking and AA (Very Strong) is the third highest ranking of the 22 ratings categories used by S&P. Aa3 (Excellent) is the fourth highest ranking and A1 (Good) is the fifth highest ranking of 21 ratings categories used by Moody's.

        Historically, an insurance financial strength rating was an opinion with respect to an insurer's ability to pay under its insurance policies and contracts in accordance with their terms. The opinion is not specific to any particular policy or contract. Insurance financial strength ratings do not refer to an insurer's ability to meet non-insurance obligations and are not a recommendation to purchase any policy or contract issued by an insurer or to buy, hold, or sell any security insured by an insurer. More recently, the ratings also reflect qualitative factors, such as the rating agencies' opinion of an insurer's business strategy and franchise value, the anticipated future demand for its product, the composition of its portfolio, and its capital adequacy, profitability and financial flexibility.

        The major rating agencies have developed and published rating guidelines for rating financial guaranty and mortgage guaranty insurers and reinsurers. The insurance financial strength ratings assigned by the rating agencies are based upon factors relevant to policyholders and are not directed toward the protection of investors in AGL's common shares. The rating criteria used by the rating agencies in establishing these ratings include consideration of the sufficiency of capital resources to meet projected growth (as well as access to such additional capital as may be necessary to continue to meet applicable capital adequacy standards), a company's overall financial strength, and demonstrated management expertise in financial guaranty and traditional reinsurance, credit analysis, systems development, marketing, capital markets and investment operations. Obligations insured by AGC and AGM generally are rated AAA by S&P and Aa3 by Moody's by virtue of such insurance. These ratings reflect only the views of the respective rating agencies and are subject to revision or withdrawal at any time.

        The ratings of AGRO, AGMIC, AG UK and AGE are dependent upon support arrangements such as reinsurance and keepwell agreements. AG Re provides support to its subsidiary AGRO. AGRO provides support to its subsidiary AGMIC. AGC provides support to its subsidiary AGUK. AGM provides support to its subsidiary AGE. Pursuant to the terms of these agreements, each of AG Re, AGRO, AGC and AGM agrees to assume exposure from their respective subsidiaries and to provide funds to such subsidiaries sufficient for them to meet their obligations.

        On December 18, 2009, Moody's concluded the ratings review of AGC and AG Re that it had initiated on November 12, 2009 (when it downgraded the insurance financial strength ratings of AGC and AG UK from Aa2 to Aa3 and of AG Re, AGRO and AGMIC from Aa3 to A1, and placed all such ratings on review for possible downgrade) by confirming the Aa3 insurance financial strength rating of AGC and AG UK, and the A1 insurance financial strength rating of AG Re, AGRO and AGMIC. At the same time, Moody's affirmed the Aa3 insurance financial strength rating of AGM.

Moody's stated that it believed the Company's capital support transactions, including AGL's issuance of common shares in December 2009 that resulted in net proceeds of approximately $573.8 million, $500.0 million of which was downstreamed to AGC, increased AGC's capital to a level consistent with Moody's expectations for a Aa3 rating, while leaving its affiliates with capital structures that Moody's believes is appropriate for their own ratings. However, Moody's ratings outlook for each such rating is negative because Moody's believes there is meaningful remaining uncertainty about the Company's ultimate credit losses and the demand for the Company's financial guaranty insurance and its competitive position once the municipal finance market normalizes. There can be no assurance that Moody's will not take further action on the Company's ratings.

        On October 12, 2009, Fitch downgraded the debt and insurer financial strength ratings of several of the Company's subsidiaries. Until February 24, 2010, when Fitch, at the request of the Company, withdrew the insurer financial strength and debt ratings of all of the Company's rated subsidiaries at their then current levels, Fitch's insurer financial strength ratings for AGC, AGUK, AG Re, AGRO and AGMIC were AA-, and for AGM, FSAIC, FSA International and AGE AA. All of such ratings had been assigned a negative outlook.

        On July 1, 2009, S&P published a Research Update in which it affirmed its "AAA" counterparty credit and financial strength ratings on AGC and AGM. At the same time, S&P revised its outlook on AGC and AGUK to negative from stable and continued its negative outlook on AGM. S&P cited as a rationale for its actions the large single risk concentration exposure that the Company and AGM retain to Belgium and France prior to the posting of collateral by Dexia Holdings in October 2011, all in connection with the AGMH Acquisition. In addition, the outlook also reflected S&P's view that the change in the competitive dynamics of the industry—with the potential entrance of new competitors, alternative forms of credit enhancement and limited insurance penetration in the U.S. public finance market—could hurt the companies' business prospects. There can be no assurance that S&P will not take further action on the Company's ratings.

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

AGMH Acquisition

        On July 1, 2009 the Company completed the AGMH Acquisition, acquiring 99.9264% of the common stock of AGMH from Dexia Holdings and the remaining shares from one of AGMH's executives, as described below. The total purchase price paid by the Company was $546 million in cash and 22.3 million AGL common shares. AGL issued approximately 21.8 million common shares to Dexia. Dexia Holdings agreed that the voting rights with respect to all AGL common shares issued pursuant to the AGMH Acquisition will constitute less than 9.5% of the voting power of all issued and outstanding AGL common shares.

        The Company acquired the remaining shares of AGMH common stock from AGMH's former chief executive officer, for 305,017 AGL common shares. The Company also exchanged the deemed investment of Séan McCarthy, who became the Company's Chief Operating Officer following the closing of the AGMH Acquisition, in 22,306 share units of AGMH under a AGMH nonqualified deferred compensation plan ("DCP") for a deemed investment in 130,000 share units of AGL. The AGL share units will ultimately be distributed to Mr. McCarthy as a corresponding number of AGL common shares at the time he receives a distribution from such nonqualified DCP.

        The acquisition excluded AGMH's former financial products segment, which was comprised of its GIC business, its MTN business and the equity payment undertaking agreement in the leveraged lease business. The AGMH subsidiaries that conducted AGMH's financial products business were transferred to Dexia Holdings prior to completion of the AGMH Acquisition. In addition, as further described under "—Liquidity and Capital Resources—Liquidity Arrangements with respect to AGMH's former Financial Products Business," the Company has entered into various agreements with Dexia pursuant to which it has assumed the credit and liquidity risks associated with AGMH's former financial products business.

        The cash portion of the purchase price for the AGMH Acquisition was financed through the sale of 44,275,000 common shares and 3,450,000 equity units in a public offering in June 2009. The equity units initially consist of a forward purchase contract and a 5% undivided beneficial ownership interest in $1,000 principal amount 8.50% senior notes due 2014 issued by AGUS ("8.50% Senior Notes"). For a description of the equity units, see "—Liquidity and Capital Resources—Commitments and Contingencies—Long Term Debt Obligations—8.50% Senior Notes." The net proceeds after underwriting expenses and offering costs for these two offerings totaled approximately $616.5 million.

        As described under "—WL Ross Investments," WLR Funds managed by WL Ross purchased 3,850,000 AGL common shares in the June 2009 public common share offering at the public offering price in the public offering, pursuant to pre-emptive rights.

        The Company has agreed with Dexia Holdings to operate the business of AGM in accordance with the key parameters described below. These restrictions will limit the Company's operating and financial flexibility.

        Generally, for three years after the closing of the AGMH Acquisition:

  •
  Unless AGM is rated below A1 by Moody's and AA- by S&P, it will only insure public finance and infrastructure obligation. An exception applies in connection with the recapture of business ceded by AGM to a third party reinsurer under certain circumstances.

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

  •
  AGM will not repurchase, redeem or pay any dividends in relation to any class of equity interests, unless:

  (a)
  at such time AGM is rated at least AA- by S&P and Aa3 by Moody's (if such rating agencies still rate financial guaranty insurers generally) and the aggregate amount of such dividends in any year does not exceed 125% of AGMH's debt service for that year; or

  (b)
  AGM receives prior rating agency confirmation that such action would not cause any rating currently assigned to AGM to be downgraded immediately following such action.

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

  This provision does not limit: (x) collateral arrangements between AGM and its subsidiaries in support of intercompany reinsurance obligations; or (y) statutory deposits or other collateral arrangements required by law in connection with the conduct of business in any jurisdiction; or (z) pledges of recoveries or other amounts to secure repayment of amounts borrowed under AGM's "soft capital" facilities or its $1 billion strip liquidity facility with DCL. See "—Liquidity and Capital Resources—Liquidity Arrangements with Respect to the Leveraged Lease Business."

        Furthermore, until the date on which (a) a credit rating has been assigned by S&P and Moody's to the GIC issuers (and/or the liabilities of the GIC issuers under the relevant GICs have been separately rated by S&P and Moody's) which is independent of the financial strength rating of AGM and (b) the principal amount of GICs in relation to which a downgrade of AGM may result in a requirement to post collateral or terminate such GIC, notwithstanding the existence of a separate rating referred to in (a) of at least AA or higher is below $1.0 billion (the "AGM De-Linkage Date"):

  •
  AGM will restrict its liquidity exposure such that no GIC contracts or similar liabilities insured by AGM after the closing shall have terms that require acceleration, termination or prepayment based on a downgrade or withdrawal of any rating assigned to AGM's financial strength, a downgrade of the issuer or obligor under the agreement, or a downgrade of any third party; and

  •
  AGM will continue to be rated by each of Moody's and S&P, if such rating agencies still rate financial guaranty insurers generally.

        Notwithstanding the above, all such restrictions will terminate on any date after the AGM De-Linkage Date that the aggregate principal amount or notional amount of exposure of Dexia Holdings and any of its affiliates (excluding the exposures relating to the financial products business) to any transactions insured by AGM or any of its affiliates prior to November 14, 2008 is less than $1 billion. Breach of any of these restrictions not remedied within 30 days of notice by Dexia Holdings entitles Dexia Holdings to payment of damages, injunctive relief or other remedies available under applicable law.

Accounting for AGMH Acquisition

        Under acquisition accounting the acquired companies consolidated balance sheet must be recorded at fair value at the Acquisition Date. The fair value of AGMH's direct contracts was recorded on the line items "premium receivable, net of ceding commissions payable" and "unearned premium reserves" and the fair value of its ceded contracts was recorded in "ceded premiums payable," included in "other liabilities" on the consolidated balance sheet, and "ceded unearned premium reserve." The table below illustrates the purchase accounting effect on AGMH's historical financial guaranty insurance balances:

Financial Guaranty Contracts Acquired in
AGMH Acquisition as of July 1, 2009

	AGMH Carrying Value As of June 30, 2009(1)	Acquisition Accounting Adjustment(2)	Assured Guaranty Carrying Value As of July 1, 2009(3)
	(in thousands)
Premiums receivable, net of ceding commissions payable	$854,140	$—	$854,140
Ceded unearned premium reserve	1,299,224	428,449	1,727,673
Reinsurance recoverable on unpaid losses	279,915	(279,915)	—
Reinsurance balances payable, net of commissions	249,564	—	249,564
Unearned premium reserves	3,778,676	3,507,717	7,286,393
Loss and loss adjustment expense reserves	1,821,309	(1,821,309)	—
Deferred acquisition costs	289,290	(289,290)	—

(1)
Represents the amounts recorded in the AGMH financial statements for financial guaranty insurance and reinsurance contracts prior to the AGMH Acquisition.

(2)
Represents the adjustments required to record the Acquired Companies' balances at fair value. The fair value adjustment to unearned premium reserve takes into account ratings, estimated economic losses and current pricing

(3)
Represents the carrying value of AGMH's financial guaranty contracts, before intercompany eliminations between (1) AG Re and AGMH and (2) AGC and AGMH, the net of which represents the full estimated fair value of the AGMH financial guaranty insurance and reinsurance contracts.

        On July 1, 2009, consolidated premiums receivable and reinsurance balances payable were recorded at historical value (i.e. the carrying amount on the AGMH balance sheet at June 30, 2009, the date prior to the Acquisition) in the Company's consolidated balance sheet. Gross and ceded deferred premium revenue represents the stand ready obligation. The carrying value recorded on July 1, 2009 takes into account the total fair value of each financial guaranty contract, including expected losses, on a contract by contract basis, less premiums receivable or premiums payable.

        Incurred losses are recognized in the consolidated statements of operations line item "loss and loss adjustment expenses" at the time that they exceed deferred premium revenue on a contract by contract basis. When a claim payment is made, when there is no loss reserve recorded, it is recorded as a contra deferred premium revenue liability and becomes recognized in the consolidated statements of operations only when the sum of such claim payments and the present value of future expected losses exceeds deferred premium revenue. See "—Financial Guaranty Expected Losses."

        This treatment results in a "gross-up" of the Company's consolidated statements of operations in the "net earned premiums" and "loss and loss adjustment expenses" line items because the inception to date expected losses for the AGMH insured portfolio will be earned through premiums earnings, while those same losses will be recognized in loss and LAE over time as the accumulated paid losses in the contra liability account plus future expected losses begin to exceed the deferred premium revenue.

Pro Forma Condensed Combined Financial Information

        The following unaudited pro forma information presents the combined results of operations of Assured Guaranty and the Acquired Companies. The unaudited pro forma combined financial information is presented for illustrative purposes only and does not indicate the financial results of the combined company had the companies actually been combined as of January 1, 2009, and as of January 1, 2008, nor is it indicative of the results of operations in future periods. The pro forma results of operations for 2009 is not comparable to the 2008 information due to new accounting requirements for financial guaranty contracts effective January 1, 2009.

 Pro Forma Unaudited Results of Operations

	Year Ended December 31, 2009				Year Ended December 31, 2008
	Assured Guaranty as Reported	Pro Forma Adjustments for Acquisition(1)		Pro Forma Combined	Assured Guaranty as Reported	Pro Forma Adjustments for Acquisition(2)		Pro Forma Combined
	(dollars in thousands, except per share amounts)
REVENUES:
Net earned premiums	$930,429	$542,184	(3)	$1,472,613	$261,398	$535,273	(3)	$796,671
Net investment income	259,222	98,232		357,454	162,558	264,181		426,739
Net realized investment gains (losses)	(32,662)	(9,687)		(42,349)	(69,801)	(6,669)		(76,470)
Net change in fair value of credit derivatives:
Realized gains and other settlements	163,558	59,962		223,520	117,589	126,891		244,480
Net unrealized gains (losses)	(337,810)	626,935		289,125	38,034	(744,963)		(706,929)

Net change in fair value of credit derivatives	(174,252)	686,897		512,645	155,623	(618,072)		(462,449)
Fair value gain (loss) on committed capital securities	(122,940)	6,655		(116,285)	42,746	100,000		142,746
Financial guaranty variable interest entities' revenues	8,620	—		8,620	—	—	(8)	—
Other income	61,170	62,876		124,046	664	(21,891)		(21,227)

TOTAL REVENUES	929,587	1,387,157		2,316,744	553,188	252,822		806,010

EXPENSES:
Loss and loss adjustment expenses	377,840	93,451	(3)	471,291	265,762	1,877,699	(3)	2,143,461
Amortization of deferred acquisition costs	53,899	(10,818)		43,081	61,249	—		61,249
AGMH acquisition related expenses	92,239	(92,239	)(4)	—	—	—		—
Interest expense	62,783	40,180	(5)	102,963	23,283	79,769	(5)	103,052
Goodwill and settlement of pre-existing relationship	23,341	62,076	(6)	85,417	—	—		—
Financial guaranty variable interest entities' expenses	9,776	—		9,776	—	—	(8)	—
Other operating expenses	176,817	58,857		235,674	90,563	55,630		146,193

TOTAL EXPENSES	796,695	151,507		948,202	440,857	2,013,098		2,453,955

INCOME (LOSS) BEFORE INCOME TAXES	132,892	1,235,650		1,368,542	112,331	(1,760,276)		(1,647,945)
Provision (benefit) for income taxes	36,862	508,990	(7)	545,852	43,448	(618,591	)(7)	(575,143)

NET INCOME (LOSS)	96,030	726,660		822,690	68,883	(1,141,685)		(1,072,802)
Less: Noncontrolling interest of variable interest entities	(1,156)	—		(1,156)	—	—	(8)	—

NET INCOME (LOSS) ATTRIBUTABLE TO ASSURED GUARANTY LTD.	$97,186	$726,660		$823,846	$68,883	$(1,141,685)		$(1,072,802)

Net income (loss) per basic share				4.25				(7.17)

(1)
Adjustments include first half 2009 activity related to AGMH assuming the AGMH Acquisition was completed on January 1, 2009.

(2)
Adjustments include full year 2008 AGMH activity assuming the AGMH Acquisition was completed on January 1, 2008.

(3)
See Note 5 for methodology used to record fair value of financial guaranty contracts and premiums earnings and loss recognition methodology. The FASB issued a financial guaranty insurance industry specific accounting standard effective January 1, 2009, that changed premium revenue and loss recognition principles.

(4)
Adjustment to eliminate the expenses Assured Guaranty has incurred in connection with the AGMH Acquisition in 2009.

(5)
Includes an additional six months of interest expense on equity units in 2009 for 2008. Includes 12 months of interest expense on equity units, which were used to finance the AGMH Acquisition.

(6)
Adjustment to eliminate the effects of a bargain purchase of approximately $232.6 million, offset by the recognition of a loss on the settlement of a pre-existing relationship (related to intercompany reinsurance contracts) of approximately $170.5 million recognized in Assured Guaranty's consolidated financial statements in the third quarter 2009 related to the AGMH Acquisition.

(7)
Adjustment to tax effect of all pro forma adjustments. Adjustment assumes a 35% tax rate for all adjustments.

(8)
No adjustment was made to the December 31, 2009 and2008 proforma for financial guaranty variable interest entities because the information is not available for periods prior to the Acquisition Date. Such adjustments would have resulted in presentation differences but have no effect on net income attributable to Assured Guaranty.

Insured Portfolio Profile

        The following table presents the insured portfolio by asset class. It includes all financial guaranty contracts outstanding as of the dates presented, regardless of the form written (i.e. credit derivative form or traditional financial guaranty form).

	As of December 31, 2009		As of December 31, 2008
Sector	Net Par Outstanding	Avg. Rating(1)	Net Par Outstanding	Avg. Rating(1)
	(dollars in millions)
Public Finance:
U.S.:
General obligation	$178,384	A+	$27,047	A+
Tax backed	83,029	A+	25,862	A+
Municipal utilities	69,578	A	15,604	A
Transportation	35,297	A	12,647	A
Healthcare	22,009	A	11,678	A
Higher education	15,132	A+	5,330	A+
Housing	8,524	AA-	1,981	A+
Infrastructure finance	3,553	BBB	806	BBB-
Investor-owned utilities	1,690	BBB+	2,156	BBB+
Other public finance—U.S.	5,882	A	4,211	A+

Total public finance—U.S.	423,078	A+	107,322	A+
Non-U.S.:
Infrastructure finance	16,344	BBB	5,051	A-
Regulated utilities	13,851	BBB+	7,515	A-
Pooled infrastructure	4,404	AA	4,255	AAA
Other public finance—non-U.S.	8,176	AA-	1,680	A

Total public finance—non-U.S.	42,775	A-	18,501	A

Total public finance	465,853	A	125,823	A+
Structured Finance:
U.S.:
Pooled corporate obligations	74,333	AAA	$34,680	AAA
Residential mortgage-backed and home equity	29,176	BB+	18,393	A
Financial products	10,251	AA-	—	—
Consumer receivables	8,873	A+	5,158	AA
Commercial mortgage-backed securities	7,410	AAA	5,876	AAA
Structured credit	2,607	A-	3,274	A
Commercial receivables	2,482	BBB+	4,945	A
Insurance securitizations	1,651	A+	1,593	AA-
Other structured finance—U.S.	1,518	A+	454	A-

Total structured finance—U.S.	138,301	AA-	74,373	AA
Non-U.S.:
Pooled corporate obligations	24,697	AAA	8,383	AAA
Residential mortgage-backed and home equity	5,227	AAA	8,249	AAA
Structured credit	2,069	BBB	437	A-
Commercial receivables	1,872	A-	1,713	A-
Insurance securitizations	981	CCC-	954	CCC
Commercial mortgage-backed securities	752	AA	795	AA-
Other structured finance—non-U.S.	670	AAA	1,995	A

Total structured finance—non-U.S.	36,268	AA+	22,526	AA

Total structured finance	174,569	AA-	96,899	AA

Total exposures	$640,422	A+	$222,722	AA-

(1)
Represents the Company's internal rating. The Company's ratings scale is similar to that used by the nationally recognized rating agencies.

        The 2009 amounts above include $393.9 billion of AGM net par outstanding, of which $90.7 billion, or approximately 23.0%, represents structured finance exposure. AGM has not insured a mortgage-backed transaction since January 2008 and announced its complete withdrawal from the structured finance market in August 2008. The structured finance transactions that remain in AGM's insured portfolio are of double-A average underlying credit quality. Management expects AGM's structured finance portfolio to run-off rapidly: 22% by year-end 2010, 52% by year end 2012, and 85% by year-end 2015.

        The following table presents the insured portfolio by underlying rating:

	As of December 31, 2009		As of December 31, 2008
Ratings(1)	Net Par Outstanding	% of Net Par Outstanding	Net Par Outstanding	% of Net Par Outstanding
	(dollars in millions)
Super senior	$43,353	6.8%	$32,352	14.5%
AAA	59,786	9.3	40,733	18.3
AA	196,859	30.7	47,685	21.4
A	233,200	36.4	65,991	29.6
BBB	82,059	12.8	29,361	13.2
Below investment grade	25,165	4.0	6,600	3.0

Total exposures	$640,422	100.0%	$222,722	100.0%

(1)
Represents the Company's internal rating. The Company's ratings scale is similar to that used by the nationally recognized rating agencies. The super senior category, which is not generally used by rating agencies, is used by the Company in instances where the Company's triple-A rated exposure has additional credit enhancement due to either (1) the existence of another security rated triple-A that is subordinated to the Company's exposure or (2) the Company's exposure benefits from a different form of credit enhancement that would pay any claims first in the event that any of the exposures incurs a loss, and such credit enhancement, in management's opinion, causes the Company's attachment point to be materially above the triple-A attachment point.

        The table above presents par outstanding net of cessions to reinsurers. See Note 12 in Item 8 for information related to reinsurers.

Results of Operations

Estimates and Assumptions

        The Company's consolidated financial statements include amounts that, either by their nature or due to GAAP requirements, are determined using estimates and assumptions. The actual amounts realized could ultimately be materially different from the amounts currently provided for in the Company's consolidated financial statements. Management believes the items requiring the most inherently subjective and complex estimates to be

  •
  reserves for losses and LAE,

  •
  fair value of credit derivatives,

  •
  fair value of CCS,

  •
  valuation of investments,

  •
  OTTI of investments,

  •
  DAC,

  •
  deferred income taxes,

  •
  share based compensation, and

  •
  premium revenue recognition.

        An understanding of the Company's accounting policies for these items is of critical importance to understanding its consolidated financial statements. See "Item 8—Financial Statements" for a discussion of significant accounting policies and fair value methodologies. The following discussion of the consolidated and segment results of operations includes information regarding the estimates and assumptions used for these items and should be read in conjunction with the notes to the Company's consolidated financial statements.

Analysis of Consolidated Statements of Operations

        The following table presents summary consolidated results of operations data for the years ended December 31, 2009, 2008 and 2007.

Summary Consolidated Results

	Year Ended December 31
	2009	2008	2007
	(in millions)
Revenues:
Net earned premiums	$930.4	$261.4	$159.3
Net investment income	259.2	162.6	128.1
Net realized investment gains (losses)	(32.7)	(69.8)	(1.3)
Change in fair value of credit derivatives:
Realized gains and other settlements	163.6	117.6	74.0
Net unrealized (losses) gains	(337.8)	38.0	(670.4)

Net change in fair value of credit derivatives	(174.2)	155.6	(596.4)
Fair value gain (loss) on committed capital securities	(122.9)	42.7	8.3
Financial guaranty variable interest entities revenues	8.6	—	—
Other income	61.2	0.7	0.5

Total revenues	929.6	553.2	(301.5)

Expenses:
Loss and loss adjustment expenses	377.8	265.8	5.8
Amortization of deferred acquisition costs	53.9	61.2	43.2
AGMH acquisition-related expenses	92.3	—	—
Interest expense	62.8	23.3	23.5
Goodwill and settlement of pre-existing relationships	23.3	—	—
Financial guaranty variable interest entities expenses	9.8	—	—
Other operating expenses	176.8	90.6	89.0

Total expenses	796.7	440.9	161.5

Income (loss) before provision (benefit) for income taxes	132.9	112.3	(463.0)
Provision (benefit) for income taxes	36.9	43.4	(159.7)

Net income (loss)	96.0	68.9	(303.3)
Less: Noncontrolling interest of variable interest entities	(1.2)	—	—

Net income (loss) attributable to Assured Guaranty Ltd.	$97.2	$68.9	$(303.3)

  Net Earned Premiums

Net Earned Premiums

	Year Ended December 31
	2009	2008	2007
	(in millions)
Financial guaranty direct:
Public finance
Scheduled premiums	$208.4	$33.3	$10.2
Refundings and accelerations, net	119.6	1.3	2.8

Total public finance	328.0	34.6	13.0
Structured Finance
Scheduled premiums	462.7	55.4	39.9
Refundings and accelerations, net	2.3	—	—

Total structured finance	465.0	55.4	39.9

Total financial guaranty direct	793.0	90.0	52.9
Financial guaranty reinsurance:
Public finance
Scheduled premiums	40.9	62.5	48.0
Refundings and accelerations, net	51.9	60.6	14.8

Total public finance	92.8	123.1	62.8
Structured Finance
Total structured finance	41.6	42.6	26.1

Total financial guaranty reinsurance	134.4	165.7	88.9
Mortgage guaranty:	3.0	5.7	17.5

Total net earned premiums	$930.4	$261.4	$159.3

        The increase in financial guaranty direct net premiums earned in 2009 compared to 2008 is primarily attributable to the AGMH Acquisition which is included in the financial guaranty direct segment, offset slightly by the effects of conforming accounting policies and earnings methodologies between and higher refundings AGC and AGMH. AGM's contribution to net earned premiums in 2009 was $612.2 million on a consolidated basis, representing six months of activity. The decrease in the financial guaranty reinsurance premiums is due mainly to reallocation of AG Re's assumed book of business from AGMH from the financial guaranty reinsurance segment to the financial guaranty direct segment, runoff of the existing book of business and lack of new business in 2009. The decrease in net earned premiums in the Company's mortgage guaranty segment reflects the continued run-off of this business.

        Financial guaranty direct net earned premiums increased $37.0 million in 2008, compared with 2007. This increase is attributable to the continued growth of the in-force book of business, resulting in increased net earned premiums. The year ended December 31, 2008 had $1.3 million of earned premiums from public finance refunding in the financial guaranty direct segment compared to $2.8 million in 2007. Public finance refunding premiums reflect the unscheduled pre-payment or refunding of underlying municipal bonds. The increase in financial guaranty reinsurance segment was due to the increase in public finance refunding of $45.8 million to $60.6 million in 2008. This increase is primarily a result of greater refunding of municipal auction rate and variable rate debt as reported by the Company's ceding companies. Excluding refunding, the financial guaranty reinsurance segment increased $31.0 million in 2008 compared with 2007 due mainly to the portfolio assumed from Ambac in December 2007, which contributed $56.9 million to net premiums earned in 2008. The $11.8 million decrease in net earned premiums in the mortgage guaranty segment in 2008 compared with 2007 reflects the run-off of the quota share treaty business as well as commutations executed in the latter part of 2007.

        At December 31, 2009, the Company had $7.4 billion of remaining deferred premium revenues to be earned over the life of its contracts. Due to the runoff of AGMH's unearned premiums, which include purchase accounting adjustment, earned premiums is expected to decrease in each year unless replaced by new business.

  Net Investment Income

Net Investment Income

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Income from fixed maturity securities	$262,431	$154,467	$123,426
Income from short-term investments	3,209	11,578	7,266

Gross investment income	265,640	166,045	130,692
Investment expenses	(6,418)	(3,487)	(2,600)

Net investment income(1)	$259,222	$162,558	$128,092

(1)
2009 amounts include $22.0 million of amortization of premium, which is mainly comprised of amortization of premium on the acquired AGMH investment portfolio.

        Investment income is a function of the yield that the Company earns on invested assets. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the invested assets. Pre-tax yields to maturity were 3.5%, 4.6% and 5.0% for the years ended December 31, 2009, 2008 and 2007, respectively. Although pre-tax yields decreased, net investment income increased significantly due to the addition of AGMH's $5.8 billion in invested assets as of July 1, 2009.

        In accordance with acquisition accounting requirements, the amortized cost basis of investments acquired in the AGMH Acquisition at the closing date was equal to the fair value at such date. The net premium to par of $59.1 million will be amortized to net investment income over the remaining term to maturity of each of the investments. The $34.5 million increase in investment income in 2008 compared with 2007 was attributable to increased invested assets due to positive operating cash flows as well as increased capital from equity offerings in April 2008 and December 2007.

  Net Realized Investment Gains (Losses)

Net Realized Gains (Losses)

	Year Ended December 31,
	2009	2008	2007
	(in millions)
Other-than-temporary-impairment ("OTTI") losses	$(74.0)	$(71.3)	$—
Less: portion of OTTI loss recognized in other comprehensive income	(28.2)	—	—

Subtotal	(45.8)	(71.3)	—
Other net realized investment gains(losses)	13.1	1.5	(1.3)

Total realized gain (losses)	$(32.7)	$(69.8)	$(1.3)

        The Company's $45.8 million of OTTI losses for 2009 included losses on mortgage-backed securities and corporate securities, some of which the Company intends to sell. The 2009 OTTI represents the sum of the credit component of the securities for which we determined the unrealized loss to be other-than-temporary and the entire unrealized loss related to securities the Company intends to sell. The Company continues to monitor the value of these investments. Future events may result in further impairment of the Company's investments. The Company recognized $71.3 million of OTTI losses substantially related to mortgage-backed and corporate securities for the year ended December 31, 2008 primarily due to the fact that it did not have the intent to hold these securities until there was recovery in their value.

	Year Ended December 31,
	2009	2008	2007
	(in millions)
Net realized investment losses, net of related income taxes	$34.1	$62.7	$1.3

        The Company adopted new GAAP guidance on April 1, 2009, which prescribed bifurcation of credit and non-credit related OTTI in realized loss and OCI, respectively. Prior to April 1, 2009, the entire unrealized loss on OTTI securities was recognized in the consolidated statements of operations. Subsequent to that date, only the credit component of the unrealized loss on OTTI securities was recognized in consolidated statements of operations. The cumulative effect of this change on accounting of $62.2 million was recorded as a reclassification from retained earnings to accumulated OCI.

        See Note 8 to the consolidated financial statements in Item 8 for the Company's accounting policy on OTTI methodology.

  Net Change in Fair Value of Credit Derivatives

Net Change in Fair Value of Credit Derivatives

	Year Ended December 31,
	2009	2008	2007
	(in millions)
Realized gains on credit derivatives(1)	$170.2	$117.2	$72.7
Credit impairment on credit derivatives	(238.7)	(43.3)	(2.2)
Net unrealized gains (losses), excluding credit impairment	(105.7)	81.7	(666.9)

Net change in fair value	$(174.2)	$155.6	$(596.4)

(1)
Comprised of fees on credit derivatives and ceding commissions.

        The net change in fair value of credit derivatives includes premiums and ceding commissions received (or receivable) credit impairment (including paid plus change in present value of future expected losses) which may be recorded in either realized or unrealized gains (losses) on credit derivatives.

        The increase in realized gains on credit derivatives in 2009 compared to 2008 was due primarily to the addition of earnings on the acquired AGMH portfolio of credit derivatives. The increase in 2008 compared to 2007 was attributable to growth in the Company's direct segment business written in credit derivative form. AGMH's portfolio of credit derivatives will produce a declining amount of revenue as AGM does not intend to insure any new structured finance obligations. Losses incurred on credit derivatives in 2009 was primarily due to losses in trust preferred securities ("TruPS") and U.S. RMBS sectors. The increase for 2008 as compared with 2007 was primarily due to an increase in portfolio reserves as a result of downgrades within the Company's U.S. RMBS credit derivative book of business.

        Unrealized gains (losses) on credit derivatives represent the adjustments for changes in fair value that are recorded in each reporting period in the consolidated statements of operations in "net unrealized gains (losses) on credit derivatives." Cumulative unrealized gains (losses), determined on a contract by contract basis, are reflected as either assets or liabilities in the Company's consolidated balance sheets. Unrealized gains and losses resulting from changes in the fair value of credit derivatives occur because of changes in interest rates, credit spreads, the credit ratings of the referenced entities, the Company's credit rating and other market factors. The unrealized gains (losses) on credit derivatives will reduce to zero as the exposure approaches its maturity date, unless there is a payment default on the exposure or early termination. In the event that the Company terminates a credit derivative contract prior to maturity, the resulting gain or loss will be realized through net change of fair value of credit derivatives. Changes in the fair value of the Company's credit derivatives that do not reflect actual or expected claims or credit losses have no impact on the Company's claims paying resources, rating agency capital or regulatory capital positions.

        The 2009 unrealized loss on credit derivatives was primarily due to the decreased cost to buy protection in AGC's and AGM's name as the market cost of AGC's and AGM's credit protection declined. This led to higher implied premiums on several Subprime RMBS and TruPS transactions. The change in fair value for 2008 was attributable to the widening of credit default spreads traded on AGC. For the year ended December 31, 2008, approximately 50% of the Company's unrealized gain on credit derivatives was attributable to the fair value of high yield and IG corporate collateralized loan obligation transactions, with the balance of the change in fair values principally in the RMBS and CMBS markets. With considerable volatility continuing in the market, the fair value adjustment amount is expected to fluctuate significantly in future periods.

Effect of Company's Credit Spread on Credit Derivatives Fair Value

	As of December 31,
	2009	2008
	(dollars in millions)
Quoted price of CDS contract (in basis points):
AGC	634	1,775
AGM	541 (1)	N/A
Fair value of CDS contracts:
Before considering implication of the Company's credit spreads	$(5,830.8)	$(4,734.4)
After considering implication of the Company's credit spreads	$(1,542.1)	$(586.8)

(1)
The quoted price of CDS contract for AGM was 1,047 basis points at July 1, 2009. While AGC's and AGM's credit spreads have substantially narrowed during 2009, they still remain at levels well above their historical norms.

        The Company views its credit derivatives as an extension of the Company's financial guaranty business, however they do not qualify for the financial guaranty insurance scope exception and therefore are reported at fair value, with changes in fair value included in earnings.

        The gain or loss created by the estimated fair value adjustment will rise or fall based on estimated market pricing and may not be an indication of ultimate claims. Fair value is defined as the amount at which an asset or liability could be bought or sold in a current transaction between willing parties. The Company enters into credit derivative contracts which require the Company to make payments upon the occurrence of certain defined credit events relating to an underlying obligation (generally a fixed income obligation). The Company's credit derivative exposures are substantially similar to its financial guaranty insurance contracts and provide for credit protection against payment default. They are contracts that are generally held to maturity. The unrealized gains and losses on credit derivatives will reduce to zero as the exposure approaches its maturity date, unless there is a payment default on the exposure.

        The Company does not typically exit its credit derivative contracts and there are typically no quoted prices for its instruments or similar instruments. Observable inputs other than quoted market prices exist; however, these inputs reflect contracts that do not contain terms and conditions similar to those in the credit derivatives issued by the Company. Therefore, the valuation of the Company's credit derivative contracts requires the use of models that contain significant, unobservable inputs. Thus, management believes that the Company's credit derivative contract valuations are in Level 3 in the fair value hierarchy. See Note 7 in Item 8—Financial Statements.

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

        Market conditions at December 31, 2009 were such that market prices for the Company's CDS contracts were not generally available. Where market prices were not available, the Company used proprietary valuation models that used both unobservable and observable market data inputs such as various market indices, credit spreads, the Company's own credit spread, and estimated contractual payments to estimate the fair value of its credit derivatives. These models are primarily developed internally based on market conventions for similar transactions.

        Management considers the non-standard terms of its credit derivative contracts in determining the fair value of these contracts. These terms differ from more standardized credit derivatives sold by companies outside of the financial guaranty industry. The non-standard terms include the absence of collateral support agreements or immediate settlement provisions. In addition, the Company employs relatively high attachment points and does not exit derivatives it sells for credit protection purposes, except under specific circumstances such as novations upon exiting a line of business. Because of these terms and conditions, the fair value of the Company's credit derivatives may not reflect the same prices observed in an actively traded market of CDS that do not contain terms and conditions similar to those observed in the financial guaranty market. These Company's models and the related assumptions are continuously reevaluated by management and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely and relevant market information.

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

        The gain or loss created by the estimated fair value adjustment will rise or fall based on estimated market pricing and may not be an indication of ultimate claims. Fair value is defined as the amount at which an asset or liability could be bought or sold in a current transaction between willing parties. The Company enters into credit derivative contracts which require it to make payments upon the occurrence of certain defined credit events relating to an underlying obligation (generally a fixed income obligation). The Company's credit derivative exposures are substantially similar to its financial guaranty insurance contracts and provide for credit protection against payment default. They are contracts that are generally held to maturity. The unrealized gains and losses on credit derivatives will reduce to zero as the exposure approaches its maturity date, absent payment defaults on the exposure or early termination. See "—Liquidity and Capital Resources—Liquidity Requirements and Resources".

  Fair Value Gain (Loss) on Committed Capital Securities

        CCS consist of committed preferred trust securities which allow AGC and AGM to issue preferred stock to trusts created for the purpose of issuing such securities investing in high quality investments and selling put options to AGC and AGM in exchange for cash. The fair value of CCS represents the difference between the present value of remaining expected put option premium payments under the AGC's CCS (the "AGC CCS Securities") and AGM Committed Preferred Trust Securities (the "AGM CPS Securities") agreements and the value of such estimated payments based upon the quoted price for such premium payments as of the reporting dates (see Note 17 in Item 8). Changes in fair value of this financial instrument are included in the consolidated statement of operations. The significant market inputs used are observable; therefore, the Company classified this fair value measurement as Level 2.

Unrealized Gain (Loss) on Committed Capital Securities

	As of December 31,
	2009	2008
	(in millions)
AGC CCS Securities	$4.0	$51.1
AGM CPS Securities	5.5	—

Total	$9.5	$51.1

Change in Unrealized Gain (Loss) on Committed Capital Securities

	Year Ended December 31,
	2009	2008	2007
	(in millions)
AGC CCS Securities	$(47.1)	$42.7	$8.3
AGM CPS Securities	(75.8)	—	—

Total	$(122.9)	$42.7	$8.3

  Other Income and Other Operating Expenses

        The following tables show the components of "other income" and segregate the components of operating expenses not considered in underwriting gains (losses) in segment disclosures in Note 22 in Item 8.

Other Income

	Year Ended December 31,
	2009	2008	2007
	(in millions)
Settlements from previously consolidated financial guaranty VIE's	$29.2	$—	$—
Foreign exchange gain on revaluation of premium receivable	27.1	—	—
Other	2.2	0.7	0.5

Other income included in underwriting gain (loss)	58.5	0.7	0.5
SERP(1)	2.7	—	—

Other income	$61.2	$0.7	$0.5

Other Operating Expenses

	Year Ended December 31,
	2009	2008	2007
	(in millions)
Other operating expenses	$176.8	$90.6	$89.0
Less: CCS premium expense	8.3	5.7	2.6
Less: SERP(1)	2.7	—	—

Other operating expenses included in underwriting gain (loss)	$165.8	$84.9	$86.4

(1)
Supplemental executive retirement plan ("SERP") assets are held to defease the Company's plan obligations. The changes in fair value may vary significantly from period to period. Increases or decreases in the fair value of the assets are recorded in "other income" and are primarily offset by like changes in the fair value of the related liability, which are recorded in "other operating expenses".

        The increase in other operating expenses for 2009 compared to 2008 was mainly due to the addition of other operating expenses of AGMH. The CCS Premium expense reflects the put option premiums associated with AGC's CCS and the AGM CPS Securities. The increase in 2009 compared to 2008 and 2007 was due to the inclusion in 2009 of put option premiums on AGM CPS Securities of $2.4 million and the increase in AGC's put premium due to the increase in spread over one-month London Interbank Offered Rate ("LIBOR"), which moved from plus 110 basis points to plus 250 basis points, the maximum premium chargeable under the relevant contract. Variances in expenses other than those related to AGMH were not significant. The small increase for 2008 compared with 2007 was mainly due to higher salaries and related employee benefits, due to staffing additions. This increase was offset by a reduction in year over year bonus related expenses.

  Accounting for Share-Based Compensation

        The following table presents share-based compensation cost by share-based expense type prior to deferral of costs:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Share-Based Employee Cost
Restricted Stock
Recurring amortization	$2,756	$6,075	$9,371
Accelerated amortization for retirement eligible employees	342	125	4,074

Subtotal	3,098	6,200	13,445

Restricted Stock Units
Recurring amortization	1,579	1,174	—
Accelerated amortization for retirement eligible employees	1,461	1,632	—

Subtotal	3,040	2,806	—

Stock Options
Recurring amortization	2,311	3,373	3,632
Accelerated amortization for retirement eligible employees	517	1,498	1,782

Subtotal	2,828	4,871	5,414

ESPP	164	125	154

Total Share-Based Employee Cost	9,130	14,002	19,013

Share-Based Directors Cost
Restricted Stock	563	441	219
Restricted Stock Units	219	677	804
Stock Options	144	—	—

Total Share-Based Directors Cost	926	1,118	1,023

Total Share-Based Cost	$10,056	$15,120	$20,036

        At December 31, 2009, there was $7.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 1.4 years. The income tax effects of compensatory stock options are included in the computation of the income tax expense (benefit), and deferred tax assets and liabilities, subject to certain prospective adjustments to shareholders' equity for the differences between the income tax effects of expenses recognized in the results of operations and the related amounts deducted for income tax purposes.

        The weighted-average grant-date fair value of options granted were $5.15, $7.59 and $6.83 for the years ended December 31, 2009, 2008 and 2007, respectively. The fair value of options issued is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants in 2009, 2008 and 2007:

	2009	2008	2007
Dividend yield	2.0%	0.8%	0.6%
Expected volatility	66.25	35.10	19.03
Risk free interest rate	2.1	2.8	4.7
Expected life	5 years	5 years	5 years
Forfeiture rate	6.0	6.0	6.0

        These assumptions were based on the following:

  •
  The expected dividend yield is based on the current expected annual dividend and share price on the grant date.

  •
  Expected volatility is estimated at the date of grant based on the historical share price volatility, calculated on a daily basis.

  •
  The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term to the granted stock options.

  •
  The expected life is based on the average expected term of the Company's guidelines, which are defined as similar or peer entities, since the Company has insufficient expected life data.

  •
  The forfeiture rate is based on the rate used by the Company's guideline companies, since the Company has insufficient forfeiture data. Estimated forfeitures will be reassessed at each balance sheet date and may change based on new facts and circumstances.

        For options granted before January 1, 2006, the Company amortizes the fair value on an accelerated basis. For options granted on or after January 1, 2006, the Company amortizes the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods, with the exception of retirement-eligible employees. Stock options are generally granted once a year with exercise prices equal to the closing price on the date of grant. The Company may elect to use different assumptions under the Black-Scholes option valuation model in the future, which could materially affect the Company's net income or EPS.

  Accounting for Cash-Based Compensation

        In February 2006, the Company established the Assured Guaranty Ltd. Performance Retention Plan ("PRP") which permits the grant of cash based awards to selected employees. PRP awards may be treated as nonqualified deferred compensation subject to the rules of Internal Revenue Code Section 409A, and the PRP was amended in 2007 to comply with those rules. The PRP was again amended in 2008 to be a sub-plan under the Company's Long-Term Incentive Plan (enabling awards under the plan to be performance based compensation exempt from the $1 million limit on tax deductible compensation). The revisions also give the Compensation Committee greater flexibility in establishing the terms of performance retention awards, including the ability to establish different performance periods and performance objectives. See Note 19 "Employee Benefit Plans" to the consolidated financial statements in Item 8 of this Form 10-K for greater detail about the Performance Retention Plan.

        The Company recognized approximately $9.0 million ($7.1 million after tax), $5.7 million ($4.5 million after tax) and $0.2 million ($0.1 million after tax) of expense for performance retention awards in 2009, 2008 and 2007, respectively. Included in 2009 and 2008 amounts were $4.5 million and $3.3 million, respectively, of accelerated expense related to retirement-eligible employees.

  Amortization of Deferred Acquisition Costs

        Acquisition costs associated with insurance and reinsurance contracts, that vary with and are directly related to the production of new business are deferred and then amortized in relation to earned premiums. These costs include direct and indirect expenses such as ceding commissions, brokerage expenses and the cost of underwriting and marketing personnel. As of December 31, 2009 and December 31, 2008, the Company had DAC of $242.0 million and $288.6 million, respectively. Net ceding commissions paid or received to primary insurers are a large source of DAC, constituting 42% and 59% of total DAC as of December 31, 2009 and December 31, 2008, respectively. Regarding direct insurance, management uses its judgment in determining which origination related costs should be deferred, as well as the percentage of these costs to be deferred. The Company annually conducts a study to determine which costs and how much acquisition costs should be deferred. Ceding commissions received on premiums the Company cedes to other reinsurers reduce acquisition costs.

        Anticipated losses, LAE and the remaining costs of servicing the insured or reinsured business are considered in determining the recoverability of acquisition costs. Acquisition costs associated with credit derivative products are expensed as incurred. When an insured issue is retired early the remaining related DAC is expensed at that time. Upon the adoption of the new accounting guidance that became effective January 1, 2009 ceding commissions associated with future installment premiums on assumed and ceded business were recorded in DAC.

        For the years ended December 31, 2009, 2008 and 2007, acquisition costs incurred were $53.9 million, $61.2 million and $43.2 million, respectively. The decrease in 2009 was due primarily to the elimination of commission expense related to business assumed from the Acquired Companies which is now eliminated as an intercompany expense. The increase of $18.0 million in 2008 compared with 2007 was primarily related to the increase in refunded earned premium, and the related deferred ceding commission which was amortized.

  Goodwill and Settlement of Pre-Existing Relationships

        In accordance with GAAP, the Company does not amortize goodwill, but instead is required to perform an impairment test annually or more frequently should circumstances warrant. The Company reassessed the recoverability of goodwill in the Third Quarter 2009 subsequent to the AGMH Acquisition, which provided the Company's largest assumed book of business prior to the acquisition. As a result of the AGMH Acquisition, which significantly diminished the Company's potential near future market for assuming reinsurance, combined with the continued credit crisis, which has adversely affected the fair value of the Company's in-force policies, management determined that the full carrying value of $85.4 million of goodwill on its books prior to the AGMH Acquisition should be written off in the Third Quarter 2009.

        In addition, the Company recognized a $232.6 million gain on its purchase of AGMH and also recorded a charge of $170.5 million to settle pre-existing relationships. See Note 2 in Item 8.

Goodwill and Settlement of Pre-existing Relationships

Year Ended December 31, 2009
(in millions)
Goodwill impairment	$85.4
Gain on bargain purchase of AGMH	(232.6)
Settlement of pre-existing relationships	170.5

Total	$23.3

  Interest Expense

        The following table shows the component of interest expense for 2009, 2008 and 2007.

	Year Ended December 31,
	2009			2008			2007
	Coupon Interest	Other	Total Interest Expense	Coupon Interest	Other	Total Interest Expense	Coupon Interest	Other	Total Interest Expense
	(in millions)
AGUS:
7.0% Senior Notes	$14.0	$(0.5)	$13.5	$14.0	$(0.5)	$13.5	$14.0	$(0.5)	$13.5
8.50% Senior Notes	8.1	0.2	8.3	—	—	—	—	—	—
Series A Enhanced Junior Subordinated Debentures	9.6	0.2	9.8	9.6	0.2	9.8	9.6	0.2	9.8

AGUS total	31.7	(0.1)	31.6	23.6	(0.3)	23.3	23.6	(0.3)	23.3
AGMH:
6 7/8% QUIBS	3.4	0.2	3.6	—	—	—	—	—	—
6.25% Notes	7.2	0.5	7.7	—	—	—	—	—	—
5.60% Notes	2.8	0.3	3.1	—	—	—	—	—	—
Junior Subordinated Debentures	9.6	2.8	12.4	—	—	—	—	—	—

AGMH total	23.0	3.8	26.8
Note Payable to Related Party	5.0	(0.6)	4.4	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	0.2	0.2

Total	$59.7	$3.1	$62.8	$23.6	$(0.3)	$23.3	$23.6	$(0.1)	$23.5

        In 2009 the increase in interest expense was due to $26.8 million of interest expense related to the AGMH debt, $8.3 million of interest expense related to the 8.50% Senior Notes issued in 2009 and $4.4 million of interest expense on AGM's note payable to related party.

  AGMH Acquisition-Related Expenses

AGMH Acquisition—Related Expenses

Year Ended December 31, 2009
(in millions)
Severance costs	$40.4
Professional services	32.8
Office consolidation	19.1

Total	$92.3

        These expenses were primarily driven by severance paid or accrued to AGM employees. The AGMH expenses also included various real estate, legal, consulting and relocation fees. Real estate expenses related primarily to consolidation of the Company's New York and London offices. The Company expects to incur additional acquisition-related expenses in 2010, although such costs are expected to be substantially less than the amount incurred during 2009. As of December 31, 2009, AGMH Acquisition-Related expenses included $16.2 million and $12.4 million in accrued severance and office consolidation expenses, respectively, not yet paid.

  Loss and loss adjustment expense reserves

        The following table presents the loss and LAE related to financial guaranty contracts, other than those written in credit derivative form.

Loss and Loss Adjustment Expenses (Recoveries)
By Type

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Financial Guaranty:
First Lien:
Prime First lien	$1	$81	$(131)
Alt-A First lien	21,087	5,035	321
Alt-A Options ARM	42,995	4,516	—
Subprime	13,094	9,330	1,751

Total First Lien	77,177	18,962	1,941
Second Lien:
Closed end second lien	47,804	56,893	158
HELOC	148,454	155,945	20,560

Total Second Lien	196,258	212,838	20,718

Total U.S. RMBS	273,435	231,800	22,659
Other structured finance	21,167	14,211	(11,786)
Public Finance	71,239	19,177	(5,737)

Total Financial Guaranty	365,841	265,188	5,136
Mortgage Guaranty	11,999	2,074	642
Other	—	(1,500)	—

Total loss and loss adjustment expenses(recoveries)	$377,840	$265,762	$5,778

        The increase in losses incurred for financial guaranty contracts accounted for as insurance contracts in 2009 compared to 2008 is primarily driven by adverse development on U.S. RMBS exposures in AGC and AG Re first lien sectors as well as increased losses in the municipal and insurance securitization sector. As a result of the new accounting model for financial guaranty contracts implemented on January 1, 2009, positive or adverse development does not emerge in net income until expected losses exceed the deferred premium revenue on a contract by contract basis. As a result of the application of acquisition accounting related to AGMH Acquisition, financial guaranty policies acquired in that transaction were recorded on the consolidated balance sheet on the Acquisition Date at fair value, resulting in the recording of higher unearned premium reserves than similar contracts in the pre-existing AGC and AG Re book of business due to the deterioration in the performance of certain insured transaction as well as changed market conditions. Accordingly, the Company will recognize loss and LAE earlier on a legacy AGC or AG Re policy compared to an identical policy in the AGM portfolio because its recorded unearned premium reserve is lower. See Note 5 to the consolidated financial statements in Item 8.

        Loss and LAE increases in 2009 were mainly related to rising delinquencies, defaults and foreclosures in RMBS transactions, as well as a public finance transaction experiencing current cash shortfalls. Loss and LAE in the Company's mortgage guaranty segment increased during 2009 primarily due to a loss settlement related to an arbitration proceeding.

        Results for the financial guaranty direct segment for 2008 included losses incurred of $119.7 million and $53.9 million related to home equity line of credit ("HELOC") and Closed-End

Second ("CES") exposures, respectively, driven by credit deterioration, primarily related to increases in delinquencies. The financial guaranty reinsurance segment included losses incurred of $48.5 million related primarily to the Company's assumed HELOC exposures during 2008.

        In 2007, loss and LAE for the financial guaranty direct segment included a $2.4 million case reserve increase and a $30.2 million portfolio reserve increase, primarily attributable to downgrades of transactions in the Company's closely monitored credits ("CMC") list ("CMC List") related to the subprime mortgage market, particularly U.S. HELOC exposures. Portfolio reserves also increased as a result of growth in new business and revised rating agency default statistics used in the portfolio reserving model. Effective January 1, 2009, with the implementation of new accounting guidance for loss reserving methodology, there is no longer a portfolio reserve for financial guaranty insurance or reinsurance. The financial guaranty reinsurance segment had a $(24.1) million loss benefit principally due to the restructuring of a European infrastructure transaction, as well as loss recoveries and increases in salvage reserves for aircraft-related transactions.

        The following table provides information on BIG financial guaranty insurance and reinsurance contracts. See "—Significant Risk Management Activities."

Financial Guaranty BIG Transaction Loss Summary
December 31, 2009

	BIG Categories
	BIG 1	BIG 2	BIG 3	Total
	(dollars in millions)
Number of risks	97	161	37	295
Remaining weighted-average contract period (in years)	8.79	7.63	9.24	8.52
Insured contractual payments outstanding:
Principal	$4,230.9	$6,804.6	$6,671.6	$17,707.1
Interest	1,532.3	2,685.1	1,729.2	5,946.6

Total	$5,763.2	$9,489.7	$8,400.8	$23,653.7

Gross expected cash outflows for loss and LAE	$35.8	$1,948.8	$1,530.1	$3,514.7
Less:
Gross potential recoveries(1)	3.5	506.6	995.6	1,505.7
Discount, net	18.3	419.8	257.4	695.5

Present value of expected cash flows for loss and LAE	$14.0	$1,022.5	$277.1	$1,313.5

Deferred premium revenue	$49.3	$1,187.3	$919.2	$2,155.8

Gross reserves (salvage) for loss and loss adjustment expenses reported in the balance sheet	$(0.1)	$146.4	$(101.5)	$44.8

Reinsurance recoverable (payable)	$—	$4.6	$0.9	$5.5

(1)
Represents estimated future recoveries for breaches of reps and warranties.

        The Company used weighted-average risk free rates ranging from 0.07% to 5.21% to discount reserves for loss and LAE as of December 31, 2009.

 Net Losses Paid(1)

	Year Ended December 31,
	2009(2)	2008	2007
	(in thousands)
First Lien:
Prime First lien	$1	$—	$—
Alt-A First lien	1,041	—	—
Alt-A Options ARM	709	—	—
Subprime	2,571	1,771	730

Total First Lien	4,322	1,771	730
Second Lien:
Closed end second lien	101,103	17,576	—
HELOC	528,084	220,266	2,499

Total Second Lien	629,187	237,842	2,499

Total U.S. RMBS	633,509	239,613	3,229
Other structured finance	799	2,471	(7,799)
Public Finance	23,197	14,729	(3,501)

Total Financial Guaranty Direct and Reinsurance	$657,505	$256,813	$(8,071)

(1)
Exclude losses paid of $12.5 million, $0.9 million and $3.9 million for the years ended December 31, 2009, 2008 and 2007, respectively, in the mortgage guaranty and other segments.

(2)
Paid losses for AGM represent claim payments since the Acquisition Date.

        Since the onset of the credit crisis in the fall of 2007 and the ensuing sharp recession, the Company has been intensely involved in risk management activities. Its most significant activities have centered on the residential mortgage sector, where the crisis began, but it is also active in other areas experiencing stress. Residential mortgage loans are loans secured by mortgages on one to four family homes. RMBS may be broadly divided into two categories: (1) first lien transactions, which are generally comprised of loans with mortgages that are senior to any other mortgages on the same property, and (2) second lien transactions, which are comprised of loans with mortgages that are often not senior to other mortgages, but rather are second in priority. Both first lien RMBS and second lien RMBS sometimes include a portion of loan collateral with a different priority than the majority of the collateral. The discussion below addressed modeling assumptions and methods used to estimated expected losses. Detailed performance data by RMBS category is included in "—Exposure to Residential Mortgage Backed Securities."

  U.S. Second Lien RMBS: HELOCs and CES

        The Company insures two types of second lien RMBS, those secured by home equity lines of credit ("HELOCs") and those secured by CES mortgages. HELOCs are revolving lines of credit generally secured by a second lien on a one to four family home. A mortgage for a fixed amount secured by a second lien on a one-to-four family home is generally referred to as a CES. The Company has material exposure to second lien mortgage loans originated and serviced by a number of parties, but the Company's most significant second lien exposure is to HELOCs originated and serviced by Countrywide.

        The performance of the Company's HELOC and CES exposures deteriorated beginning 2007 and throughout 2008 and 2009 and transactions, particularly those originated in the period from 2005 through 2007, continue to perform below the Company's original underwriting expectations. In accordance with the Company's standard practices the Company evaluated the most current available information as part of its loss reserving process, including trends in delinquencies and charge-offs on the underlying loans and its experience in requiring providers of representations and warranties to purchase ineligible loans out of these transactions.

        The following table shows the Company's key assumptions used in its calculation of estimated expected losses for these types of policies as of December 31, 2009 and December 31, 2008:

Key Assumptions in Base Case Expected Loss Estimates
Second Lien RMBS

HELOC Key Variables	December 31, 2009	December 31, 2008
Plateau Conditional Default Rate (CDR)	10.7 – 40.0%	19 – 21%
Final CDR trended down to	0.5 – 3.2%	1%
Expected Period until Final CDR(1)	21 months	15 months
Initial Conditional Prepayment Rate (CPR)	1.9 – 14.9%	7.0% – 8.0%
Final CPR	10%	7.0% – 8.0%
Loss Severity	95%	100%
Future Repurchase of Ineligible Loans	$828 million	$49 million
Initial Draw Rate	0.1 – 2.0%	1.0% – 2.0%

Closed-End Second Lien Key Variables	December 31, 2009	December 31, 2008
Plateau CDR	21.5 – 44.2%	34.0% – 36.0%
Final CDR Rate trended down to	3.3 – 8.1%	3.4% – 3.6%
Expected Period until Final CDR achieved	21 months	24 months
Initial CPR	0.8 – 3.6%	7%
Final CPR	10%	7%
Loss Severity	95%	100%
Future Repurchase of Ineligible Loans	$77 million	—

(1)
Represents assumptions for most heavily weighted scenario.

        The primary driver of the adverse development related to the HELOC and CES sector is the result of significantly higher total pool delinquencies than had been experienced historically. In order to project future defaults in each pool, a conditional default rate ("CDR") is applied each reporting period to various delinquency categories to calculate the projected losses to the pool. During 2009, the Company modified its calculation methodology for HELOC transactions from an approach that used an average of the prior six months' CDR to an approach that projects future CDR based on currently delinquent loans. This change was made due to the continued volatility in mortgage backed transactions. Management believes that this refinement in approach should prove to be more responsive to changes in CDR rates than the prior methodology. Under this methodology, current representative liquidation rates (the percent of loans in a given delinquency status that are assumed to ultimately default) are used to estimate losses in the first five months from loans that are currently delinquent and then the CDR of the fifth month is held constant for a period of time. Taken together, the first five months of losses plus the period of time for which the CDR is held constant represent the stress period. Once the stress period has elapsed, the CDR is assumed to gradually trend down to its final CDR over twelve months. In the base case as of December 31, 2009, the total time between the current period's CDR and the long-term assumed CDR used to project losses was 21 months. At the end of this period, the long-term steady CDRs modeled were between 0.5% and 3.2% for HELOC transactions and between 3.3% and 8.1% for CES transactions. The Company continued to assume an extended stress period based on transaction performance and the continued weakened overall economic environment.

        The assumption for the Conditional Prepayment Rate ("CPR"), which represents voluntary prepayments, follows a similar pattern to that of the CDR. The current CPR is assumed to continue for the stress period before gradually increasing to the final CPR, which is assumed to be 10% for both HELOC and CES transactions. This level is much higher than current rates but lower than the historical average, which reflects the Company's continued uncertainty about performance of the borrowers in these transactions. For HELOC transactions, the draw rate is assumed to decline from the current level to the final draw rate over a period of 4 months. The final draw rates were assumed to be between 0.1% and 2.0%.

        In 2009, the Company modeled and probability weighted three possible time periods over which an elevated CDR may potentially occur, one of which assumed a three month shorter period of elevated CDR and another of which assumed a three month longer period of elevated CDR than the most heavily weighted scenario described in the table above. Given that draw rates (the amount of new advances provided on existing HELOCs expressed as a percent of current outstanding advances) have been reduced to levels below the historical average and that loss severities in these products have been higher than anticipated at inception, the Company believes that the level of the elevated CDR and the length of time it will persist is the primary driver behind the likely amount of losses the collateral will suffer (before considering the effects of repurchases of ineligible loans). The Company continues to evaluate all of the assumptions affecting its modeling results.

        Performance of the collateral underlying certain securitizations has substantially differed from the Company's original expectations. Employing several loan file diligence firms and law firms as well as internal resources, as of December 31, 2009 the Company had performed a detailed review of approximately 18,800 files, representing nearly $1.5 billion in outstanding par of defaulted second lien loans underlying insured transactions, and identified a material number of defaulted loans that breach representations and warranties regarding the characteristics of the loans such as misrepresentation of income or occupation, undisclosed debt, and the loan not underwritten in compliance with guidelines. The Company continues to review new files as new loans default and as new loan files are made available to it. Following negotiation with the sellers and originators of the breaching loans, as of December 31, 2009 the Company had reached agreement to have $147.1 million of the second lien loans repurchased. The Company has included in its loss estimates for second liens as of December 31, 2009 an estimated benefit from repurchases of $905.1 million, of which $448.1 million is netted from the Company's GAAP loss reserves, with the balance pertaining to policies whose calculated expected loss is less than its deferred premium revenue, principally as a result of the effects of purchase accounting on AGM's financial guaranty policies. The amount the Company ultimately recovers related to contractual representations and warranties is uncertain and subject to a number of factors including the counterparty's ability to pay, the number and amount of loans determined to have breached representations and warranties and, potentially, negotiated settlements or litigation. As such, the Company's estimate of recoveries is uncertain and actual amounts realized may differ significantly from these estimates. In arriving at the expected recovery from breaches of representations and warranties the Company considered the credit worthiness of the provider of representations and warranties, the number of breaches found on defaulted loans, the success rate resolving these breaches with the provider of the representations and warranties and the potential amount of time until the recovery is realized. This calculation involved a variety of scenarios which ranged from the Company recovering substantially all of the losses it incurred due to violations of representations and warranties to the Company realizing very limited recoveries. These scenarios were probability weighted in order to determine the recovery incorporated into the Company's reserve estimate. This approach was used for both loans that had already defaulted and those assumed to default in the future. In all cases recoveries were limited to amounts paid or expected to be paid out by the Company.

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

        The primary drivers of the Company's approach to modeling potential loss outcomes for transactions backed by second lien collateral are to assume a stressed CDR for a selected period of time and a constant 95% severity rate for the duration of the transaction. Sensitivities around the results of these transactions were modeled by varying the length of the stressed CDR, which corresponds to how long the Company assumes the second lien sector remains stressed before a recovery begins and it returns to the long term equilibrium that was modeled when the deal was underwritten. For HELOC and CES, extending the expected period until the CDR begins returning to its long term equilibrium by three months would result in an increase to expected loss of approximately $155.1 million for HELOC transactions and $19.6 million for CES transactions. Conversely shortening the time until the CDR begins to return to its long term equilibrium by three months decreases expected loss by approximately $159.3 million for HELOC transactions and $17.9 million for CES transactions.

  U.S. First Lien RMBS: Subprime, Alt-A, Option ARM and Prime

        First lien RMBS are generally categorized in accordance with the characteristics of the first lien mortgage loans on one to four family homes supporting the transactions. The collateral supporting "Subprime RMBS" transactions is comprised of first-lien residential mortgage loans made to subprime borrowers. A "subprime borrower" is one considered to be a higher risk credit based on credit scores or other risk characteristics. Another type of RMBS transaction is generally referred to as Alt-A RMBS. The collateral supporting such transactions is comprised of first-lien residential mortgage loans made to "prime" quality borrowers that lack certain ancillary characteristics that would make them prime. When more than 66% of the loans originally included in the pool are mortgage loans with an option to make a minimum payment that has the potential to negatively amortize the loan (i.e., increase the amount of principal owed), the transaction is referred to as an Option ARMs. Finally, transactions may include loans made to prime borrowers.

        The problems affecting the subprime mortgage market have been widely reported, with rising delinquencies, defaults and foreclosures negatively impacting the performance of Subprime RMBS transactions. Those concerns relate primarily to Subprime RMBS issued in the period from 2005 through 2007. As of December 31, 2009, the Company had insured $4.88 billion in net par of Subprime RMBS transactions, of which $4.79 billion was in the financial guaranty direct segment. These transactions benefit from various structural protections, including credit enhancement that in the direct portfolio for the vintages 2005 through 2008 currently averages approximately 31.6% of the remaining insured balance. Of the total net par of Subprime RMBS, $2.14 billion was rated BIG by the Company as of December 31, 2009, with $1.22 billion in net par rated BIG 2 or BIG 3.

        As has been reported, the problems affecting the subprime mortgage market are affecting Option ARM RMBS transactions, with rising delinquencies, defaults and foreclosures negatively impacting their performance. Those concerns relate primarily to Option ARM RMBS issued in the period from 2005 through 2007. These transactions benefit from various structural protections, including credit enhancement that in the direct portfolio for the vintages 2005 through 2007 currently averages approximately 8.4% of the remaining insured balance. Of the Company's $2.86 billion total Option ARM RMBS net insured par, $2.69 billion was rated BIG by the Company as of December 31, 2009, with $2.10 billion in net par rated BIG 2 or BIG 3.

        The factors affecting the subprime mortgage market are now affecting Alt-A RMBS transactions, with rising delinquencies, defaults and foreclosures negatively impacting their performance. Those concerns relate primarily to Alt-A RMBS issued in the period from 2005 through 2007. As of December 31, 2009, the Company had insured $2.47 billion in net par of Alt-A RMBS transactions, of which $2.43 billion was in the financial guaranty direct segment. These transactions benefit from various structural protections, including credit enhancement that in the direct portfolio for the vintages 2005 through 2007 currently averages approximately 6.5% of the remaining insured balance. Of the total net par Alt-A RMBS, $1.82 billion was rated BIG by the Company as of December 31, 2009, with $1.61 billion in net par rated BIG 2 or BIG 3. As of December 31, 2009 the Company had gross reserves in this sector of $25.4 million, and net reserves of $25.2 million.

        The performance of the Company's first lien RMBS exposures, particularly those originated in the period from 2005 through 2007, deteriorated during 2007, 2008 and 2009 and continue to perform below the Company's original underwriting expectations. The majority of the projected losses in the First Lien RMBS transactions are expected to come from mortgage loans that are currently delinquent, therefore an increase in delinquent loans beyond those expected last quarter is one of the primary drivers of loss development in this portfolio. Similar to many market participants, the Company applies a liquidation rate assumption to loans in various delinquency categories to determine the proportion of loans in those categories expected to eventually default.

Financial Guaranty Insurance Exposure on U.S. RMBS Below Investment Grade Policies

	December 31, 2009
	Total Net Par Outstanding	BIG 1	BIG 2	BIG 3	Total BIG Net Par Outstanding
	(in millions)
First Lien RMBS:
Subprime (including NIMs)	$4,985	$924	$1,272	$47	$2,243
Alt-A	2,470	208	1,441	173	1,822
Option ARMs	2,858	596	2,096	—	2,692
Prime	426	4	50	—	54
Second Lien RMBS:
HELOCs	5,923	13	113	4,372	4,498
CES	1,212	123	535	509	1,167

Total	$17,874	$1,868	$5,507	$5,101	$12,476

        The following table shows the Company's liquidation assumptions for various delinquency categories as of December 31, 2009 and December 31, 2008. The liquidation rate is a standard industry measure that is used to estimate the number of loans in a given aging category that will default within a specified time period. The Company projects these liquidations over two years.

	December 31, 2009	December 31, 2008
30 – 59 Days Delinquent
Subprime	45%	48%
Option ARM	50	47
Alt-A	50	42
60 – 89 Days Delinquent
Subprime	65	70
Option ARM	65	71
Alt-A	65	66
90 – BK
Subprime	70	90
Option ARM	75	91
Alt-A	75	84
Foreclosure
Subprime	85	100
Option ARM	85	100
Alt-A	85	100
REO
Subprime	100	100
Option ARM	100	100
Alt-A	100	100

        Another important driver of loss projections in this area is loss severities, which is the amount of loss the transaction incurs on a loan after the application of net proceeds from the disposal of the underlying property. Loss severities experienced in first lien transactions have reached historical highs, and the Company has been revising its assumptions to match experience. The Company is assuming that loss severities begin returning to more normal levels beginning in October 2010, reducing over two or four years to either 40% or 20 points (e.g. from 60% to 40%) below their initial levels, depending on the scenario.

        The following table shows the Company's initial loss severity assumptions as of December 31, 2009 and December 31, 2008:

	December 31, 2009	December 31, 2008
Subprime	70%	70%
Option ARM	60%	54%
Alt-A	60%	54%

        The primary driver of the adverse development related to first lien exposure, as was the case with the Company's second lien transactions, is the result of the continued increase in delinquent mortgages. During 2009, the Company modified its method of predicting losses from one where losses for both current and delinquent loans were projected using liquidation rates to a method where only the loss related to delinquent loans is calculated using liquidation rates, while losses from current loans are determined by applying a CDR trend. The Company made this change so that its methodology would be more responsive in reacting to the volatility in delinquency data. For delinquent loans, a liquidation rate is applied to loans in various stages of delinquency to determine the portion of loans in each delinquency category that will eventually default. Then, for each transaction, management calculates the constant CDR that, over the next 24 months, would be sufficient to produce the amount of losses that were calculated to emerge from the various delinquency categories. That CDR plateau is extended another three months, for a total of 27 months, in some scenarios. Each transaction's CDR is calculated to improve over 12 months to an intermediate CDR based upon its CDR plateau, then trail off to its final CDR. The intermediate CDRs modeled were between 0.2% and 6.5% for Alt-A first lien transactions, between 1.3% to 4.8% for Option ARM transactions and between 1.3% and 5.2% for Subprime transactions. The defaults resulting from the CDR after the 24 month period represent the defaults that can be attributed to borrowers that are currently performing.

        The assumption for the CPR follows a similar pattern to that of the CDR. The current level of voluntary prepayments is assumed to continue for the stress period before gradually increasing over 12 months to the final CPR, which is assumed to be either 10% or 15% depending on the scenario run. In 2009, the Company modeled and probability weighted four different scenarios with differing CDR curve shapes, loss severity development assumptions and voluntary prepayment assumptions.

        The performance of the collateral underlying certain of these securitizations has substantially differed from the Company's original expectations. As with the second lien policies, as of December 31, 2009 the Company had performed a detailed review of nearly 4,236 files representing nearly $1.7 billion in outstanding par of defaulted first lien loans underlying insured transactions, and identified a material number of defaulted loans that breach representations and warranties regarding the characteristics of the loans. The Company continues to review new files as new loans default and as new loan files are made available to it. Following negotiation with the sellers and originators of the breaching loans, as of December 31, 2009, the Company had reached agreement to have $27.1 million of first lien loans repurchased. The Company has included in its loss estimates for first liens an estimated benefit from repurchases of $268.0 million, of which $85.3 million is netted from the Company's GAAP loss reserves, with the balance pertaining to policies whose calculated expected loss is less than its deferred premium revenue, principally as a result of the effects of purchase accounting on AGM's financial guaranty policies. The amount the Company ultimately recovers related to contractual representations and warranties is uncertain and subject to a number of factors including the counterparty's ability to pay, the number and amount of loans determined to have breached representations and warranties and, potentially, negotiated settlements or litigation. As such, the Company's estimate of recoveries is uncertain and actual amounts realized may differ significantly from these estimates. In arriving at the expected recovery from breaches of representations and warranties the Company considered, the credit worthiness of the provider of representations and warranties, the number of breaches found on defaulted loans, the success rate resolving these breaches with the provider of the representations and warranty and the potential amount of time until the recovery is realized. This calculation involved a variety of scenarios which ranged from the Company recovering substantially all of the losses it incurred due to violations of representations and warranties to the Company realizing very limited recoveries. These scenarios were probability weighted in order to determine the recovery incorporated into the Company's reserve estimate. This approach was used for both loans that had already defaulted and those assumed to default in the future. In all cases recoveries were limited to amounts paid or expected to be paid out by the Company.

        The Company also insures one direct prime RMBS transaction rated BIG with a net outstanding par at December 31, 2009 of $50.48 million, which it models as an Alt-A transaction and on which it has established case reserves of $0.2 million. Finally, the Company insures Net Interest Margin ("NIM") securities with a net par outstanding as of December 31, 2009 of $102.23 million. While these securities are backed by First Lien RMBS, the Company no longer expects to receive any cash flow on the underlying First Lien RMBS and has, therefore, fully reserved for these transactions, with the exception of expected payments of $94.4 million from third parties to cover principal and interest on the NIMs.

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

        The Company modeled sensitivities for first lien transactions by varying its assumptions of how fast an economic recovery was expected to occur. The primary variables that were varied when modeling sensitivities were the amount of time until the CDR returned to its modeled equilibrium, which was defined as 5% of the current CDR, and how quickly the stressed loss severity returned to its long term equilibrium, which was approximately a 20 point reduction in the current severity rate. In a stressed economic environment assuming a slow recovery rate in the performance of the CDR, where the CDR rate steps down in five increments over 11.3 years, and a 5 year period before severity rates return to their normalized rate, the reserves increase by $33.1 million for Alt-A transactions, $118.3 million for Option ARM transactions and $42.2 million for subprime transactions. Conversely, assuming a recovery in the performance of the CDR, whereby the CDR rate steps down in two increments over 8.1 years, and 3 year period before rates have returned to their normalized rates results in a reserve decrease of approximately $30.0 million for Alt-A transactions, $121.8 million for Option ARM transactions and $22.5 million for subprime transactions.

  "XXX" Life Insurance Transactions

        The Company has insured $2.11 billion of net par in "XXX" life insurance reserve securitization transactions based on discrete blocks of individual life insurance business. In these transactions the monies raised by the sale of the bonds insured by the Company are used to capitalize a special purpose vehicle that provides reinsurance to a life insurer or reinsurer. The monies are invested at inception in accounts managed by third-party investment managers. In order for the Company to incur an ultimate net loss on these transactions, adverse experience on the underlying block of life insurance policies and/or credit losses in the investment portfolio would need to exceed the level of credit enhancement built into the transaction structures.

        The Company's $2.11 billion in net par of XXX life insurance transactions includes $1.83 billion in the financial guaranty direct segment. Of the total, $882.5 million was rated BIG by the Company as of December 31, 2009, and corresponded to two transactions. These two XXX transactions had material amounts of their assets invested in U.S. RMBS transactions.

        Based on its analysis of the information currently available, including estimates of future investment performance provided by the current investment manager, projected credit impairments on the invested assets and performance of the blocks of life insurance business at December 31, 2009, the Company's gross and net reserve for its two BIG XXX insurance transactions was $44.5 million.

        On December 19, 2008, the Company sued J.P. Morgan Investment Management Inc. ("JPMIM"), the investment manager in one of the transactions, which relates to Orkney Re II p.l.c. ("Orkney Re II") in New York Supreme Court ("Court") alleging that JPMIM engaged in breaches of fiduciary duty, gross negligence and breaches of contract based upon its handling of the investments of Orkney Re II. On January 28, 2010 the Court ruled against the Company on a motion to dismiss filed by JPMIM. The Company is preparing an appeal.

  Public Finance Transactions

        The Company has exposure to a public finance transaction for sewer service in Jefferson County, Alabama. The Company's total exposure to this transaction is approximately $592.5 million of net par, of which $238.9 million is in the financial guaranty direct segment. The Company has made debt service payments during the year and expects to make additional payments in the near term. The Company is continuing its risk remediation efforts for this exposure.

  Other Sectors and Transactions

        The Company continues to closely monitor other sectors and individual transactions it feels warrant the additional attention, including, as of December 31, 2009, its commercial mortgage exposure of $971.4 million of net par, of which $270.5 million was in the financial guaranty direct segment, its TRUPS CDO exposure of $1.15 billion, most of which was in the financial guaranty direct segment, and its U.S. health care exposure of $22.0 billion of net par, of which $20.1 billion was in the financial guaranty direct segment.

  Significant Risk Management Activities

        The Risk Oversight and Audit Committee of the Board of Directors of AGL oversee the Company's risk management policies and procedures. With input from the board committee, specific risk policies and limits are set by the Portfolio Risk Management Committee, which includes members of senior management and senior credit and surveillance officers. As part of its risk management strategy, the Company may seek to obtain third party reinsurance or retrocessions and may also periodically enter into other arrangements to alleviate all or a portion of certain risks.

        Risk Management and Surveillance personnel are responsible for monitoring and reporting on all transactions in the insured portfolio, including exposures in both the financial guaranty direct and financial guaranty reinsurance segments. Their monitoring and reporting on transactions in the financial guaranty reinsurance segment is dependent on information provided by the ceding company and publically available information about the reinsured transactions. The primary objective of the surveillance process is to monitor trends and changes in transaction credit quality, detect any deterioration in credit quality, and recommend to management such remedial actions as may be necessary or appropriate. All transactions in the insured portfolio are assigned internal credit ratings, and surveillance personnel are responsible for recommending adjustments to those ratings to reflect changes in transaction credit quality. Risk Management and Surveillance personnel are also responsible for managing work-out and loss situations when necessary.

        The Workout Committee receives reports from Risk Management and Surveillance on transactions that might benefit from active loss mitigation and develops and approves loss mitigation strategies for those transactions.

        The Company segregates its insured portfolio of IG and BIG risks into surveillance categories to facilitate the appropriate allocation of resources to monitoring and loss mitigation efforts and to aid in establishing the appropriate cycle for periodic review for each exposure. BIG credits include all credits internally rated lower than BBB-. The Company's internal credit ratings are based on the Company's internal assessment of the likelihood of default. The Company's internal credit ratings are expressed on a ratings scale similar to that used by the rating agencies and are generally reflective of an approach similar to that employed by the rating agencies.

        The Company monitors its IG credits to determine whether any new credits need to be internally downgraded to BIG. Quarterly procedures include qualitative and quantitative analysis of the Company's insured portfolio to identify potential new BIG credits. The Company refreshes its internal credit ratings on individual credits in cycles based on the Company's view of the credit's quality, loss potential, volatility and sector. Ratings on credits and in sectors identified as under the most stress or with the most potential volatility are reviewed every quarter. Credits identified through this process as BIG are subjected to further review by surveillance personnel to determine the various probabilities of a loss. Surveillance personnel present analysis related to potential loss scenarios to the reserve committee. The reserve committee is composed of the President and Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, General Counsel, Chief Accounting Officer and Chief Surveillance Officer of AGL and the Chief Actuary of the Company. The reserve committee establishes reserves for the Company, taking into consideration the information provided by surveillance personnel.

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

Net Par by Below Investment Grade Category

	As of December 31, 2009
Description	Net Par Outstanding	% of Total Net Par Outstanding	Number of Credits in Category
	(dollars in millions)
BIG:
Category 1	$6,638	1.0%	112
Category 2	10,639	1.7	208
Category 3	7,889	1.2	44

Total BIG	$25,166	3.9%	364

        Prior to 2009, the Company's surveillance department maintained a CMC List. The CMC List was divided into four categories:

  •
  Category 1 (low priority; fundamentally sound, greater than normal risk);
  •
  Category 2 (medium priority; weakening credit profile, may result in loss);
  •
  Category 3 (high priority; claim/default probable, case reserve established); and
  •
  Category 4 (claim paid, case reserve established for future payments).

        The CMC List included all BIG exposures where there was a material amount of exposure (generally greater than $10.0 million) or a material risk of the Company incurring a loss greater than $0.5 million. The CMC List also included IG risks where credit quality was deteriorating and where, in the view of the Company, there was significant potential that the risk quality would fall below investment grade. As of December 31, 2008, the CMC included approximately 99% of the Company's BIG exposure, and the remaining BIG exposure of $92.3 million was distributed across 89 different credits. Other than those excluded BIG credits, credits that were not included in the CMC List were categorized as fundamentally sound risks.

        The following table provides financial guaranty insurance policy and credit derivative contract net par outstanding by credit monitoring category as of December 31, 2008:

	As of December 31, 2008
Description:	Net Par Outstanding	% of Total Net Par Outstanding	# of Credits in Category	Case Reserves(1)
	(dollars in millions)
Fundamentally sound risk	$215,987	97.0%
Closely monitored:
Category 1	2,967	1.3	51	$—
Category 2	767	0.4	21	1
Category 3	2,889	1.3	54	111
Category 4	20	0.0	14	20

CMC total	6,643	3.0	140	132

Other below investment grade risk	92	0.0	89	—

Total	$222,722	100.0%		$132

(1)
Includes credit impairment on credit derivatives of $12.7 million at December 31, 2008, which balances are included in credit derivative liabilities in the Company's consolidated balance sheets.

  Provision for Income Tax

        The Company and its Bermuda subsidiaries are not subject to any income, withholding or capital gains taxes under current Bermuda law. The Company's U.S. and U.K. subsidiaries are subject to income taxes imposed by U.S. and U.K. authorities and file applicable tax returns. The Company's UK subsidiaries are currently not under examination. In addition, AGRO, a Bermuda domiciled company, and AGE, a UK domiciled company, each has elected under Section 953(d) of the U.S. Internal Revenue Code to be taxed as a U.S. domestic corporation.

        The U.S. IRS has completed audits of all of the Company's U.S. subsidiaries' federal income tax returns for taxable years through 2001 except for AGMH, which has been audited through 2006. In September 2007, the IRS completed its audit of tax years 2002 through 2004 for AGOUS, which includes Assured Guaranty Overseas US Holdings Inc., AGRO, AGMIC and AG Intermediary Inc. As a result of the audit there were no significant findings and no cash settlements with the IRS. In addition AGUS is under IRS audit for tax years 2002 through the date of the IPO as part of the audit of ACE. AGUS includes Assured Guaranty US Holdings Inc., AGC and AG Financial Products and were part of the consolidated tax return of a subsidiary of ACE, for years prior to the IPO as part of the audit of ACE. The Company is indemnified by ACE for any potential tax liability associated with the tax examination of AGUS as it relates to years prior to the IPO. AGUS is currently under audit by the IRS for the 2006 through 2008 tax years.

        Deferred income tax assets and liabilities are established for the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Such temporary differences relate principally to unrealized gains and losses on investments and credit derivatives, DAC, reserves for losses and LAE, unearned premium reserves, net operating loss carry forwards ("NOLs") and statutory contingency reserves. A valuation allowance is recorded to reduce a deferred tax asset to the amount that in management's opinion is more likely than not to be realized. As of December 31, 2009 and December 31, 2008, the Company had a net deferred income tax asset of $1,158.2 million and $129.1 million, respectively. The deferred tax asset of the Company increased in 2009 due primarily to the AGMH Acquisition. The acquired deferred tax asset of AGMH was $363.4 million as of July 1,

2009 and primarily included deferred tax assets related to temporary differences for loss reserves, unearned premium reserves and the mark to market of CDS contracts. In addition, there was a deferred tax asset of $524.7 million recorded in conjunction with purchase accounting for AGMH under GAAP. This asset primarily included temporary differences related to purchase accounting for unearned premium reserves, loss reserves, and mark to market of AGMH of public debt. These temporary differences will reverse as the purchased accounting adjustments for unearned premiums reserves, loss reserves and mark to market of AGMH public debt reverses.

        As of December 31, 2009, the Company expects NOL of $231.1 million, which expires in 2029, and AMT credits of $27.2 million, which never expires, from its AGMH Acquisition. These amounts are calculated based on projections of taxable losses expected to be filed by Dexia for the period ended June 30, 2009. Section 382 of the Internal Revenue Code limits the amounts of NOL and AMT credits the Company may utilize each year. Management believes sufficient future taxable income exists to realize the full benefit of these NOL and AMT amounts.

        As of December 31, 2009, AGRO had a standalone NOL of $49.9 million, compared with $47.9 million as of December 31, 2008, which is available to offset its future U.S. taxable income. The Company has $29.2 million of this NOL available through 2017 and $20.7 million available through 2023. AGRO's stand alone NOL is not permitted to offset the income of any other members of AGRO's consolidated group. Under applicable accounting rules, the Company is required to establish a valuation allowance for NOLs that the Company believes are more likely than not to expire before being utilized. Management has assessed the likelihood of realization of all of its deferred tax assets. Based on this analysis, management believes it is more likely than not that $20.0 million of AGRO's $49.9 million NOL will not be utilized before it expires and has established a $7.0 million valuation allowance related to the NOL deferred tax asset. Management believes that all other deferred income taxes are more-likely-than-not to be realized. The valuation allowance is subject to considerable judgment, is reviewed quarterly and will be adjusted to the extent actual taxable income differs from estimates of future taxable income that may be used to realize NOLs or capital losses.

        For the years ended December 31, 2009, 2008 and 2007, income tax expense (benefit) was $36.9 million, $43.4 million and $(159.8) million and the Company's effective tax rate was 27.7%, 38.7% and 34.5% for the years ended December 31, 2009, 2008 and 2007, respectively. The Company's effective tax rates reflect the proportion of income recognized by each of the Company's operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 35%, UK subsidiaries taxed at the UK marginal corporate tax rate of 28%, and no taxes for the Company's Bermuda holding company and subsidiaries, and the impact of the goodwill impairment and gain on bargain purchase which is not tax effected. Accordingly, the Company's overall corporate effective tax rate fluctuates based on the distribution of taxable income across these jurisdictions. 2009 included income related to the bargain purchase gain on AGMH Acquisition of $232.6 million and expense of $85.4 million related to goodwill impairment, which was the primary reason for the 27.7% effective tax rate. 2008 included $38.0 million of pre-tax unrealized gains on credit derivatives, the majority of which was associated with subsidiaries taxed in the U.S., compared with a $(670.4) million pre-tax unrealized loss on credit derivatives in 2007. Additionally, during 2007, the IRS completed its audit of Assured Guaranty Overseas US Holdings Inc. and subsidiaries for the 2002 through 2004 tax years, resulting in a $6.0 million reduction of the Company's liability for uncertain tax positions. 2007 also included a $4.1 million reduction of the Company's liability for uncertain tax positions, due to final regulations on the treatment of a tax uncertainty regarding the use of consolidated losses.

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

        The Company initially recorded a $49.0 million reduction of its existing deferred tax liability, based on an estimate of the ultimate resolution of the Section 338(h)(10) election. Under the tax allocation agreement, the Company estimated that, as of the IPO date, it was obligated to pay $20.9 million to AFS and accordingly established this amount as a liability. The initial difference, which is attributable to the change in the tax basis of certain liabilities for which there is no associated step-up in the tax basis of its assets and no amounts due to AFS, resulted in an increase to additional paid-in capital of $28.1 million. As of December 31, 2009 and December 31, 2008, the liability for tax basis step-up adjustment, which is included in the Company's consolidated balance sheets in "other liabilities," was $8.4 million and $9.1 million, respectively. The Company has paid ACE and correspondingly reduced its liability by $0.7 million in 2009 and 2008.

  Financial Guaranty Variable Interest Entities

        The Company consolidates VIEs for which it determines that it is the primary beneficiary. In determining whether the Company is the primary beneficiary, a number of factors are considered, including the design of the entity and the risks the VIE was created to pass along to variable interest holders, the extent of credit risk absorbed by the Company through its insurance contract and the extent to which credit protection provided by other variable interest holders reduces this exposure and the exposure that the Company cedes to third party reinsurers. The criteria for determining whether the Company is the primary beneficiary of a VIE has changed as of January 1, 2010 with the adoption of FAS No. 167 "Amendments to FASB Interpretation No. 46(R)" ("FAS 167"). The Company is currently evaluating the effect the adoption of FAS 167 will have on its consolidated financial statements. Management believes that it is reasonably likely that the adoption of FAS 167 will increase the amount of VIE assets and liabilities consolidated in the Company's financial statements but that there will be no effect on the Company's liquidity.

Underwriting Gains (Losses) by Segment

        Management uses underwriting gains and losses as the primary measure of each segment's financial performance. The following tables summarize the components of underwriting gain (loss) for each reporting segment and reconciliations to the consolidated statements of operations.

 Underwriting Gain (Loss) by Segment

	Year Ended December 31, 2009
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions)
Net earned premiums	$793.0	$134.4	$3.0	$—	$930.4
Realized gains on credit derivatives(1)	168.2	2.0	—	—	170.2
Other income	38.3	20.2	—	—	58.5
Loss and loss adjustment (expenses) recoveries	(242.0)	(123.8)	(12.0)	—	(377.8)
Incurred losses on credit derivatives(2)	(238.1)	(0.6)	—	—	(238.7)

Total loss and loss adjustment (expenses) recoveries and incurred losses on credit derivatives	(480.1)	(124.4)	(12.0)	—	(616.5)
Amortization of deferred acquisition costs	(16.3)	(37.1)	(0.5)	—	(53.9)
Other operating expenses	(136.3)	(26.3)	(3.2)	—	(165.8)

Underwriting gain (loss)	$366.8	$(31.2)	$(12.7)	$—	$322.9

	Year Ended December 31, 2008
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions)
Net earned premiums	$90.0	$165.7	$5.7	$—	$261.4
Realized gains on credit derivatives(1)	113.8	3.4	—	—	117.2
Other income	0.5	0.2	—	—	0.7
Loss and loss adjustment (expenses) recoveries	(196.9)	(68.4)	(2.0)	1.5	(265.8)
Incurred losses on credit derivatives(2)	(38.3)	(5.4)	—	0.4	(43.3)

Total loss and loss adjustment (expenses) recoveries and incurred losses on credit derivatives	(235.2)	(73.8)	(2.0)	1.9	(309.1)
Amortization of deferred acquisition costs	(14.1)	(46.6)	(0.5)	—	(61.2)
Other operating expenses	(61.6)	(20.7)	(2.6)	—	(84.9)

Underwriting gain (loss)	$(106.6)	$28.2	$0.6	$1.9	$(75.9)

	Year Ended December 31, 2007
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions)
Net earned premiums	$52.9	$88.9	$17.5	$—	$159.3
Realized gain and other settlements on credit derivatives	72.7	—	—	—	72.7
Other income	—	0.5	—	—	0.5
Loss and loss adjustment (expenses) recoveries	(29.3)	24.1	(0.6)	—	(5.8)
Incurred losses on credit derivatives(2)	(3.5)	—	—	1.3	(2.2)

Total loss and loss adjustment (expenses) recoveries and incurred losses on credit derivatives	(32.8)	24.1	(0.6)	1.3	(8.0)
Amortization of deferred acquisition costs	(10.3)	(31.3)	(1.6)	—	(43.2)
Other operating expenses	(60.6)	(20.0)	(5.8)	—	(86.4)

Underwriting gain (loss)	$21.9	$62.2	$9.5	$1.3	$94.9

(1)
Comprised of premiums and ceding commissions.

(2)
Includes credit impairment on credit derivatives.

 Reconciliation of Underwriting Gain (Loss)
to Income (Loss) before Income Taxes

	Years Ended December 31,
	2009	2008	2007
	(in millions)
Total underwriting gain (loss)	$322.9	$(75.9)	$94.9
Net investment income	259.2	162.6	128.1
Net realized investment losses	(32.7)	(69.8)	(1.3)
Unrealized gains (losses) on credit derivatives, excluding incurred losses on credit derivatives	(105.7)	81.7	(666.9)
Fair value (loss) gain on committed capital securities	(122.9)	42.7	8.3
Financial guaranty VIE net revenues and expenses	(1.2)	—	—
Other income	2.7	—	—
AGMH acquisition-related expenses	(92.3)	—	—
Interest expense	(62.8)	(23.3)	(23.5)
Goodwill and settlements of pre-existing relationships	(23.3)	—	—
Other operating expenses	(11.0)	(5.7)	(2.6)

Income (loss) before provision for income taxes	$132.9	$112.3	$(463.0)

        For 2009, the financial guaranty direct segment was the largest contributor to underwriting gain (loss). The AGMH Acquisition was the most important contributing factor to the change in the financial guaranty direct and financial guaranty reinsurance segments. AGM is one of AG Re's largest ceding companies and is included in the financial guaranty direct segment.

        The Company's financial results include four principal business segments: financial guaranty direct, financial guaranty reinsurance, mortgage guaranty and other. Management uses underwriting gains and losses as the primary measure of each segment's financial performance.

        Underwriting gain is calculated as net earned premiums plus realized gains and other settlements on credit derivatives, less the sum of loss and LAE (recoveries) including incurred losses on credit derivatives, amortization of DAC and other operating expenses that are directly related to the operations of the Company's insurance businesses. This measure excludes certain revenue and expense items, such as net investment income, realized investment gains and losses, unrealized losses on credit derivatives, fair value gain (loss) on CCS, gain on AGMH Acquisition, AGMH Acquisition-related expenses, interest expense, goodwill impairment and other expenses, which are not directly related to the underwriting performance of the Company's insurance operations but are included in net income.

        The financial guaranty direct segment consists of the Company's primary financial guaranty insurance business and credit derivative business net of any cessions. AGMH's results are included in the financial guaranty direct segment effective July 1, 2009. Financial guaranty insurance provides an unconditional and irrevocable guaranty that protects the holder of a financial obligation against non-payment of principal and interest when due. Upon an issuer's default, the Company is required under the financial guaranty contract to pay the principal and interest when due in accordance with the underlying contract. Financial guaranty insurance may be issued to the holders of the insured obligations at the time of issuance of those obligations, or may be issued in the secondary market to holders of public bonds and structured securities. As an alternative to traditional financial guaranty insurance, credit protection on a particular security or issuer can also be provided through a credit derivative, such as a CDS. A financial guaranty contract written in credit derivative form is a financial instrument whose characteristics and value depend upon the characteristics and value of an underlying obligation. Under a CDS, the seller of protection makes a specified payment to the buyer of protection upon the occurrence of one or more specified credit events with respect to a reference obligation or a particular reference entity. Credit derivatives typically provide protection to a buyer rather than credit enhancement of an issue as in traditional financial guaranty insurance.

        In its financial guaranty reinsurance business, the Company assumes all or a portion of risk undertaken by other insurance companies that provide financial guaranty protection. The financial guaranty reinsurance business consists of public finance and structured finance reinsurance lines. Premiums on public finance are typically written upfront and premiums on structured finance are typically written on an installment basis. Under a reinsurance agreement, the reinsurer receives a premium and, in exchange, agrees to indemnify another insurer, called the ceding company, for part or all of the liability of the ceding company under one or more financial guaranty insurance policies that the ceding company has issued.

        Mortgage guaranty insurance provides protection to mortgage lending institutions against the default by borrowers on mortgage loans that, at the time of the advance, had a loan to value ratio in excess of a specified ratio. The Company has not been active in writing new business in this segment since 2007. The in-force book of mortgage business consists of assumed risks undertaken by primary mortgage insurers. Reinsurance in the mortgage guaranty insurance industry is used to increase the insurance capacity of the ceding company, to assist the ceding company in meeting applicable regulatory and rating agency requirements, to augment the financial strength of the ceding company, and to manage the ceding company's risk profile. The Company provides mortgage guaranty protection on an excess of loss basis but has not written any new mortgage insurance in recent years.

        The Company has participated in several lines of business that are reflected in its historical financial statements but the Company exited in connection with its 2004 IPO. The results from these lines of business make up the Company's "other" segment.

  Financial Guaranty Direct Segment

  2009 vs 2008

        The AGMH Acquisition significantly increased the size of the financial guaranty direct segment. Net par outstanding in the financial guaranty direct segment increased from $132.0 billion at December 31, 2008 to $575.5 billion as of December 31, 2009. The financial guaranty direct segment contributed $366.8 million to the total underwriting gain in the 2009 compared to an underwriting loss of $106.6 million in 2008.

        The increase in underwriting gain in the financial guaranty direct segment in 2009 was driven primarily by premium earnings and realized gains on credit derivatives. Premium earnings growth resulted primarily from the AGMH Acquisition and increased refundings. On a going forward basis, the AGMH portfolio of insured structured finance obligations, including credit derivatives, will generate a declining stream of premium earnings and realized gains on credit derivatives due to AGM's focus on underwriting public finance obligations exclusively.

        In addition to the premium earnings contribution to the financial guaranty direct segment's underwriting gain, in 2009 a $29.2 million non-recurring settlement and distribution of excess cash flow from a financial guaranty VIE that was previously consolidated by AGMH was recorded in "other income," along with $27.1 million of foreign exchange revaluation gain on premiums receivable.

        Partially offsetting these increases were increased loss and LAE and incurred losses on credit derivatives primarily driven by AGC's book of business. AGMH's losses on policies written in financial guaranty form have been substantially absorbed by the unearned premium reserve which was recorded at fair value on July 1, 2009, the date of the AGMH Acquisition. See Note 2 to the consolidated financial statements in Item 8 for a discussion of the accounting for premiums and losses and its effects in relation to acquisition accounting.

        Other operating expenses primarily reflect the addition of expenses related to the AGMH acquired companies. Excluding AGMH's contribution to this line item, expenses in 2009 were relatively flat with those of 2008.

        PVP in the direct segment decreased 21.6% in 2009.The decline was attributable to the decline in the structured finance market in which the Company wrote $24.2 million in PVP in 2009 compared to $260.1 million in 2008. However, unlike the structured finance and international infrastructure markets, demands for the Company's financial guaranties has continued to be strong in the U.S. municipal market. In 2009, the Company insured 8.5% of all new U.S. municipal issuance based on par written in large part due to the lack of financially strong competitors.

  2008 vs 2007

        Financial guaranty direct segment's underwriting gains decreased to $106.6 million loss in 2008 from $21.9 million gain in 2007. The decrease was primarily due to $202.4 million increase in loss and LAE and incurred losses on credit derivatives, which were partially offset by the increases in realized gains on credit derivatives of $41.1 million and net earned premiums of $37.1 million.

        The 2008 year included an incurred loss and LAE of $53.9 million mainly attributable to two CES transactions and loss and LAE of $119.7 million mainly related to the Company's direct HELOC exposures driven by credit deterioration, primarily related to increases in delinquencies and decreases in credit enhancement. Additionally, 2008 included an incurred loss of $17.2 million due to establishment of a case reserve for a real estate related transaction. Included in 2007 was a $2.4 million case reserve increase and a $30.2 million portfolio reserve increase, primarily attributable to downgrades of transactions in the CMC List, including U.S. HELOC exposures, as well as growth in new business and management's annual updating of rating agency default statistics used in the portfolio reserving model.

        The increase in realized gains and other settlements on credit derivatives in 2008 attributable to the increase in the Company's direct business written in credit derivative form, as indicated by a 3% increase in par outstanding during the years ended December 31, 2008 as well as pricing improvements during this time period.

        The increase in net earned premiums in 2008 reflected the Company's increased market penetration, which resulted in growth of the Company's in-force book of business.

        PVP in the direct segment increased in 2008 by 47.0% due to an increase in U.S. public finance PVP from $60.1 million in 2007 to $431.6 million in 2008 offset in part by a decline in international PVP, and U.S. structured finance as market conditions in 2008 worsened.

  Financial Guaranty Reinsurance Segment

  2009 vs 2008

        As a result of the reallocation of AG Re's assumed book of AGMH business to the financial guaranty direct segment, the normal runoff of business and decrease in new business opportunities in 2009, the size of the financial guaranty reinsurance segment declined and therefore 2009 premium earnings declined. Net par outstanding in the financial guaranty reinsurance segment declined to $64.9 billion as of December 31, 2009 from $90.7 billion as of December 31, 2008. In addition, loss and LAE increased in the 2009 compared to 2008 and 2007 due to losses in the RMBS sectors.

        There was no new business production in 2009 in the financial guaranty reinsurance segment. However, the Company continues to earn premiums on its existing book of assumed business from third party financial guaranty companies.

  2008 vs 2007

        Financial guaranty reinsurance segment's underwriting gains decreased to $28.2 million in 2008 from $62.2 million in 2007. This decrease was driven by the $92.5 million increase in loss and LAE and the $15.3 million increase in amortization of DAC, which were partially offset by the $76.8 million increase in net earned premiums.

        Net earned premiums increased $76.8 million, or 86.4%, in 2008 compared with 2007 and included unscheduled refunding of $60.6 million and $14.8 million in 2008 and 2007, respectively. Excluding refundings, net earned premiums increased $31.0 million, or 41.8%, in 2008 compared with 2007, due primarily to the portfolio assumed from Ambac in December 2007, which contributed $30.6 million to net earned premiums in 2008.

        Loss and LAE were $68.4 million and recoveries of $24.1 million for the years ended December 31, 2008 and 2007, respectively. Loss and LAE in 2008 included $48.5 million related to the Company's assumed HELOC exposures and $14.6 million of incurred losses related to two public finance transactions. In 2007, the financial guaranty reinsurance segment had $12.8 million of recoveries due to the restructuring of a European infrastructure transaction, and $17.7 million related to loss recoveries and increased salvage reserves for aircraft related transactions. These benefits were partially offset by increases to case and portfolio reserves of $2.5 million and $2.4 million, respectively, for HELOC exposures. Portfolio reserves also increased $2.9 million as a result of management's annual updating of its rating agency default statistics.

        The increase in amortization of DAC during 2008 was directly related to the increase in net earned premiums from non-derivative transactions and also reflected a decrease in negotiated ceding commission rates for transactions executed in recent years.

        PVP in the reinsurance segment declined in 2008 across all sectors due primarily to the lack of new business production at the Company's main ceding companies.

  Mortgage Segment

        Mortgage guaranty insurance provides protection to mortgage lending institutions against the default by borrowers on mortgage loans that, at the time of the advance, had a loan to value ratio in excess of a specified ratio. The Company has not been active in writing new business in this segment since 2007. The in-force book of mortgage business consists of assumed risks undertaken by primary mortgage insurers. Reinsurance in the mortgage guaranty insurance industry is used to increase the insurance capacity of the ceding company, to assist the ceding company in meeting applicable regulatory and rating agency requirements, to augment the financial strength of the ceding company, and to manage the ceding company's risk profile. The Company provides mortgage guaranty protection on an excess of loss basis.

        Mortgage segment's underwriting losses were $12.7 million in 2009 compared to underwriting gains of $0.6 million in 2008 and $9.5 million in 2007. The underwriting loss in 2009 was due to a loss settlement related to an arbitration proceeding. The decrease in 2008 compared to 2007 was mainly due to decrease in net earned premiums of $11.8 million, reflecting the run-off of the Company's quota share treaty business as well as commutations executed in the latter parts of 2007 and 2006. The Company has not written any new mortgage business since 2005.

  Other Segment

        The other segment represents lines of business that the Company exited or sold as part of the 2004 IPO.

Exposure to Residential Mortgage Backed Securities

        The Company's Risk Management and Surveillance personnel are responsible for monitoring and reporting on all transactions in the insured portfolio. The primary objective of the surveillance process is to monitor trends and changes in transaction credit quality, to detect any deterioration in credit quality and to take such remedial actions as may be necessary or appropriate to mitigate loss. All transactions in the insured portfolio are risk rated, and surveillance personnel are responsible for recommending adjustments to these ratings to reflect changes in transaction credit quality. In assessing the credit quality of its insured portfolio, the Company takes into consideration a variety of factors. For RMBS exposures such factors include the amount of credit support or subordination benefiting the Company's exposure, delinquency and loss trends on the underlying collateral, the extent to which the exposure has amortized and the year in which it was insured.

        The tables below provide information on the risk ratings and certain other risk characteristics of the Company's RMBS, subprime RMBS, CDOs of ABS and Prime exposures as of December 31, 2009:

Distribution of U.S. RMBS by Rating(1) and by Segment as of December 31, 2009

Ratings(1):	Direct Net Par Outstanding	%	Reinsurance Net Par Outstanding	%	Total Net Par Outstanding	%
	(dollars in millions)
Super senior	$380	1.3%	$—	—%	$380	1.3%
AAA	3,187	11.1	23	5.4	3,210	11.0
AA	2,226	7.7	47	11.0	2,273	7.8
A	1,873	6.5	80	18.6	1,953	6.7
BBB	4,151	14.4	85	19.8	4,236	14.5
Below investment grade	16,930	59.0	194	45.2	17,124	58.7

	$28,747	100.0%	$429	100.0%	$29,176	100.0%

Distribution of U.S. RMBS by Rating(1) and Type of Exposure as of December 31, 2009

Ratings(1):	Prime First Lien	Closed End Seconds	HELOC	Alt-A First Lien	Alt-A Option ARMs	Subprime First Lien	NIMs	Total Net Par Outstanding
	(in millions)
Super senior	$—	$—	$—	$—	$—	$380	$—	$380
AAA	173	0	474	151	160	2,253	—	3,210
AA	37	42	530	245	53	1,365	—	2,273
A	27	2	235	126	161	1,402	—	1,953
BBB	134	—	203	1,964	67	1,836	31	4,236
Below investment grade	614	1,260	4,498	4,622	3,440	2,519	169	17,124

Total exposures	$986	$1,305	$5,940	$7,108	$3,882	$9,755	$200	$29,176

 Distribution of U.S. RMBS by Year Insured and Type of Exposure as of December 31, 2009

Year insured:	Prime First Lien	Closed End Seconds	HELOC	Alt-A First Lien	Alt-A Option ARMs	Subprime First Lien	NIMs	Total Net Par Outstanding
	(in millions)
2004 and prior	$81	$3	$432	$151	$61	$1,745	$0	$2,473
2005	188	—	1,283	767	181	465	15	2,899
2006	157	470	1,913	562	1,028	4,271	87	8,488
2007	560	833	2,312	3,391	2,476	3,180	98	12,850
2008	—	—	—	2,236	136	94	—	2,466
2009	—	—	—	—	—	—	—	—

Total exposures	$986	$1,305	$5,940	$7,108	$3,882	$9,755	$200	$29,176

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

Distribution of U.S. RMBS by Rating(1) and Year Insured as of December 31, 2009

Year insured:	Super Senior	AAA Rated	AA Rated	A Rated	BBB Rated	BIG Rated	Total
	(dollars in millions)
2004 and prior	$—	$1,559	$154	$194	$147	$419	$2,473
2005	—	301	83	106	665	1,745	2,899
2006	380	1,032	1,020	1,499	803	3,755	8,488
2007	—	319	786	18	1,074	10,653	12,850
2008	—	—	230	136	1,547	553	2,466
2009	—	—	—	—	—	—	—

	$380	$3,210	$2,273	$1,953	$4,236	$17,124	$29,176

% of total	1.3%	11.0%	7.8%	6.7%	14.5%	58.7%	100.0%

Distribution of Financial Guaranty Direct U.S. RMBS by Rating(1) and
Type of Exposure as of December 31, 2009

Ratings(1):	Prime First Lien	Prime Closed End Seconds	HELOC	Alt-A First Lien	Alt-A Option ARMs	Subprime First Lien	NIMs	Total Net Par Outstanding
	(in millions)
Super senior	$—	$—	$—	$—	$—	$380	$—	$380
AAA	161	—	474	148	158	2,246	—	3,187
AA	2	42	524	243	53	1,360	—	2,226
A	1	—	228	100	157	1,387	—	1,873
BBB	134	—	147	1,961	64	1,814	31	4,151
Below investment grade	610	1,247	4,372	4,619	3,433	2,479	169	16,930

Total exposures	$909	$1,290	$5,745	$7,072	$3,865	$9,667	$200	$28,747

 Distribution of Financial Guaranty Direct U.S. RMBS by Year Insured as of December 31, 2009

Year insured:	Prime First Lien	Prime Closed End Seconds	HELOC	Alt-A First Lien	Alt-A Option ARMs	Subprime First Lien	NIMs	Total Net Par Outstanding
	(in millions)
2004 and prior	$8	$—	$339	$118	$60	$1,674	$0	$2,199
2005	184	—	1,217	764	173	464	15	2,818
2006	157	457	1,876	562	1,020	4,264	87	8,423
2007	560	833	2,312	3,391	2,476	3,180	98	12,850
2008	—	—	—	2,236	136	85	—	2,457
2009	—	—	—	—	—	—	—	—

Total exposures	$909	$1,290	$5,745	$7,072	$3,865	$9,667	$200	$28,747

Distribution of Financial Guaranty Direct U.S. RMBS Net Par Outstanding by Rating(1) and
Year Insured as of December 31, 2009

Year insured:	Super Senior	AAA Rated	AA Rated	A Rated	BBB Rated	BIG Rated	Total
	(dollars in millions)
2004 and prior	$—	$1,537	$107	$120	$74	$361	$2,199
2005	—	299	83	100	656	1,680	2,818
2006	380	1,032	1,020	1,499	800	3,692	8,423
2007	—	319	786	18	1,074	10,653	12,850
2008	—	—	230	136	1,547	544	2,457
2009	—	—	—	—	—	—	—

	$380	$3,187	$2,226	$1,873	$4,151	$16,930	$28,747

% of total	1.3%	11.1%	7.7%	6.5%	14.4%	59.0%	100.0%

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

Distribution of Financial Guaranty Direct U.S. Mortgage-Backed Securities
Insured January 1, 2005 or Later by Exposure Type, Average Pool Factor, Subordination,
Cumulative Losses and 60+ Day Delinquencies as of December 31, 2009(1)

U.S. Prime First Lien(2)

Year insured:	Net Par Outstanding	Pool Factor(3)	Subordination(4)	Cumulative Losses(5)	60+ Day Delinquencies(6)	Number of Transactions
	(dollars in millions)
2005	$184	63.2%	5.3%	0.5%	6.2%	6
2006	157	71.3	7.7	0.0	10.7	1
2007	560	75.7	10.8	1.4	10.8	1
2008	—	—	—	—	—	—
2009	—	—	—	—	—	—

	$901	72.3%	9.1%	1.0%	9.8%	8

U.S. CES

Year insured:	Net Par Outstanding	Pool Factor(3)	Subordination(4),(7)	Cumulative Losses(5)	60+ Day Delinquencies(6)	Number of Transactions
	(dollars in millions)
2005	$—	$—	—%	—%	—%	—
2006	457	27.1%	—	50.7	15.9	2
2007	833	35.4	—	52.9	14.9	10
2008	—	—	—	—	—	—
2009	—	—	—	—	—	—

	$1,290	32.5%	—%	52.1%	15.3%	12

U.S. HELOC

Year insured:	Net Par Outstanding	Pool Factor(3)	Subordination(4)	Cumulative Losses(5)	60+ Day Delinquencies(6)	Number of Transactions
	(dollars in millions)
2005	$1,217	25.0%	0.5%	10.8%	12.2%	6
2006	1,876	43.6	0.2	21.8	15.8	7
2007	2,312	57.6	3.7	20.9	9.0	9
2008	—	—	—	—	—	—
2009	—	—	—	—	—	—

	$5,406	45.4%	1.8%	18.9%	12.1%	22

U.S. Alt-A First Lien

Year insured:	Net Par Outstanding	Pool Factor(3)	Subordination(4)	Cumulative Losses(5)	60+ Day Delinquencies(6)	Number of Transactions
	(dollars in millions)
2005	$764	47.4%	13.1%	3.4%	19.1%	21
2006	562	57.5	3.4	8.5	39.5	7
2007	3,391	70.1	11.1	5.1	35.7	12
2008	2,236	65.4	29.2	5.5	32.2	5
2009	—	—	—	—	—	—

	$6,954	65.1%	16.5%	5.3%	33.1%	45

 U.S. Alt-A Option ARMs

Year insured:	Net Par Outstanding	Pool Factor(3)	Subordination(4)	Cumulative Losses(5)	60+ Day Delinquencies(6)	Number of Transactions
	(dollars in millions)
2005	$173	35.1%	12.6%	5.9%	41.6%	4
2006	1,020	64.5	8.8	6.8	50.3	7
2007	2,476	72.6	10.8	5.9	41.3	11
2008	136	72.4	49.7	4.0	34.6	1
2009	—	—	—	—	—	—

	$3,805	68.7%	11.7%	6.1%	43.5%	23

U.S. Subprime First Lien

Year insured:	Net Par Outstanding	Pool Factor(3)	Subordination(4)	Cumulative Losses(5)	60+ Day Delinquencies(6)	Number of Transactions
	(dollars in millions)
2005	$464	36.7%	51.0%	4.4%	40.6%	7
2006	4,264	28.8	60.7	11.1	45.6	4
2007	3,180	65.1	29.0	9.2	50.8	13
2008	85	76.4	35.3	3.5	35.4	1
2009	—	—	—	—	—	—

	$7,993	44.2%	47.3%	9.9%	47.3%	25

(1)
Net par outstanding is based on values as of December 2009. All performance information such as pool factor, subordination, cumulative losses and delinquency is based on December 31, 2009 information obtained from Intex, Bloomberg, and/or provided by the trustee and may be subject to restatement or correction.

(2)
Includes primarily Prime First Lien plus an insignificant amount of other miscellaneous MBS transactions

(3)
Pool factor is the percentage of the current collateral balance divided by the original collateral balance of the transactions at inception.

(4)
Represents the sum of subordinate tranches and over-collateralization, expressed as a percentage of total transaction size and does not include any benefit from excess interest collections that may be used to absorb losses. Negative subordination percentages in the CES portfolio is a result of the unique terms of these contracts whereby the Company is required to pay principal shortfalls at legal maturity instead of timely principal payments. This causes the transaction to be under-collateralized because of the write down of the collateral supporting the insured obligation without a corresponding write down of the Company's insured debt obligation. Under collateralization is presented as negative percentages in these tables. Negative subordination is taken into account when estimating expected loss.

(5)
Cumulative losses are defined as net charge-offs on the underlying loan collateral divided by the original pool balance.

(6)
60+ day delinquencies are defined as loans that are greater than 60 days delinquent and all loans that are in foreclosure, bankruptcy or real estate owned ("REO") divided by net par outstanding.

(7)
Many of the CES transactions insured by the Company have unique structures whereby the collateral may be written down for losses without a corresponding write-down of the obligations insured by the Company. Many of these transactions are currently under-collateralized, with the principal amount of collateral being less than the principal amount of the obligation insured by the Company. The Company is not required to pay principal shortfalls until legal maturity (rather than making timely principal payments), and takes the under-collateralization into account when estimating expected losses for these transactions.

Distribution of Financial Guaranty Direct U.S. Mortgage Backed Securities Insured January 1, 2005 or Later by Exposure Type, Internal Rating(1), Average Pool Factor , Subordination, Cumulative Losses and 60+ Day Delinquencies as of December 31, 2009(2)

U.S. Prime First Lien(3)

Ratings:	Net Par Outstanding	Pool Factor(4)	Subordination(5)	Cumulative Losses(6)	60 Day Delinquencies(7)	Number of Transactions
	(dollars in millions)
Super senior	$—	—%	—%	—%	—%	—
AAA	157	71.3	7.7	0.0	10.7	1
AA	—	—	—	—	—	—
A	—	—	—	—	—	—
BBB	134	63.1	3.8	0.2	3.8	2
Below investment grade	610	74.6	10.6	1.4	11.0	5

Total exposures	$901	72.3%	9.1%	1.0%	9.8%	8

U.S. CES

Ratings:	Net Par Outstanding	Pool Factor(4)	Subordination(5),(8)	Cumulative Losses(6)	60 Day Delinquencies(7)	Number of Transactions
	(dollars in millions)
Super senior	$—	—%	—%	—%	—%	—
AAA	—	—	—	—	—	—
AA	42	68.3	—	5.3	2.8	1
A	—	—	—	—	—	—
BBB	—	—	—	—	—	—
Below investment grade	1,247	31.3	—	53.7	15.7	11

Total exposures	$1,290	32.5%	—	52.1%	15.3%	12

U.S. HELOC

Ratings:	Net Par Outstanding	Pool Factor(4)	Subordination(5)	Cumulative Losses(6)	60 Day Delinquencies(7)	Number of Transactions
	(dollars in millions)
Super senior	$—	—%	—%	—%	—%	—
AAA	437	76.8	7.7	0.4	1.0	3
AA	524	71.2	11.1	6.2	3.4	2
A	228	67.0	0.3	5.1	2.9	1
BBB	142	29.4	1.8	6.6	10.1	1
Below investment grade	4,075	38.1	0.0	23.8	15.0	15

Total exposures	$5,406	45.4%	1.8%	18.9%	12.1%	22

U.S. Alt-A First Lien

Rating:	Net Par Outstanding	Pool Factor(4)	Subordination(5)	Cumulative Losses(6)	60 Day Delinquencies(7)	Number of Transactions
	(dollars in millions)
Super senior	$—	—%	—%	—%	—%	—
AAA	61	37.1	27.7	2.9	17.3	3
AA	230	67.5	51.6	8.9	38.6	1
A	100	37.6	27.3	3.4	23.5	1
BBB	1,944	62.7	22.5	4.5	28.4	9
Below investment grade	4,619	67.0	11.9	5.5	35.1	31

Total exposures	$6,954	65.1%	16.5%	5.3%	33.1%	45

 U.S. Alt-A Option ARMs

Ratings:	Net Par Outstanding	Pool Factor(4)	Subordination(5)	Cumulative Losses(6)	60 Day Delinquencies(7)	Number of Transactions
	(dollars in millions)
Super senior	$—	—%	—%	—%	—%	—
AAA	158	69.1	5.2	7.8	52.0	1
AA	8	48.4	24.8	5.4	36.6	1
A	141	71.4	48.8	4.1	34.7	1
BBB	64	41.5	21.0	2.6	27.3	2
Below investment grade	3,433	69.1	10.3	6.2	43.8	18

Total exposures	$3,805	68.7%	11.7%	6.1%	43.5%	23

U.S. Subprime First Lien

Ratings:	Net Par Outstanding	Pool Factor(4)	Subordination(5)	Cumulative Losses(6)	60 Day Delinquencies(7)	Number of Transactions
	(dollars in millions)
Super senior	$380	29.2%	62.9%	11.5%	45.9%	1
AAA	837	27.0	63.1	9.9	46.5	3
AA	1,314	31.5	56.9	10.0	43.2	2
A	1,284	28.2	60.7	11.3	45.8	3
BBB	1,763	47.6	44.6	8.2	45.1	7
Below investment grade	2,415	65.4	28.9	9.9	52.4	9

Total exposures	$7,993	44.2%	47.3%	9.9%	47.3%	25

(1)
Assured Guaranty's internal rating. Assured Guaranty's scale is comparable to that of the nationally recognized rating agencies. The super senior category, which is not generally used by rating agencies, is used by the Company in instances where Assured Guaranty's AAA-rated exposure has additional credit enhancement due to either (1) the existence of another security rated AAA that is subordinated to Assured Guaranty's exposure or (2) Assured Guaranty's exposure benefits from a different form of credit enhancement that would pay any claims first in the event that any of the exposures incurs a loss, and such credit enhancement, in management's opinion, causes Assured Guaranty's attachment point to be materially above the AAA attachment point.

(2)
Includes primarily Prime First Lien plus an insignificant amount of other miscellaneous MBS transactions

(3)
Net par outstanding is based on values as of December 2009. All performance information such as pool factor, subordination, cumulative losses and delinquency is based on December 31, 2009 information obtained from Intex, Bloomberg, and/or provided by the trustee and may be subject to restatement or correction.

(4)
Pool factor is the percentage of the current collateral balance divided by the original collateral balance of the transactions at inception.

(5)
Cumulative losses are defined as net charge-offs on the underlying loan collateral divided by the original pool balance.

(6)
60+ day delinquencies are defined as loans that are greater than 60 days delinquent and all loans that are in foreclosure, bankruptcy or REO divided by net par outstanding.

(7)
Represents the sum of subordinate tranches and over-collateralization, expressed as a percentage of total transaction size and does not include any benefit from excess interest collections that may be used to absorb losses. Negative subordination percentages in the CES portfolio is a result of the unique terms of these contracts whereby the Company is required to pay principal shortfalls at legal maturity instead of timely principal payments. This causes the transaction to be under-collateralized because of the write down of the collateral supporting the insured obligation without a corresponding write down of the Company's insured debt obligation. Under collateralization is presented as negative percentages in these tables. Negative subordination is taken into account when estimating expected loss.

(8)
Many of the CES transactions insured by the Company have unique structures whereby the collateral may be written down for losses without a corresponding write-down of the obligations insured by the Company. Many of these transactions are currently under-collateralized, with the principal amount of collateral being less than the principal amount of the obligation insured by the Company. The Company is not required to pay principal shortfalls until legal maturity (rather than making timely principal payments), and takes the under-collateralization into account when estimating expected losses for these transactions.

Summary of Relationships with Monolines

        The tables below summarize the exposure to each financial guaranty monoline insurer by exposure category and the underlying ratings of the Company's insured risks.

Summary of Relationships with Monolines

	As of December 31, 2009
	Insured Portfolios
	Assumed Par Outstanding(1)	Insured Par Outstanding(2)	Ceded Par Outstanding(3)	Investment Portfolio(4)
	(in millions)
Radian Asset Assurance Inc.	$—	$95	$23,901	$1.4
RAM Reinsurance Co. Ltd.	24	—	14,542	—
Syncora Guarantee Inc.	947	3,024	4,329	15.8
ACA Financial Guaranty Corporation	2	19	973	—
Financial Guaranty Insurance Company	4,488	3,987	272	81.3
MBIA Insurance Corporation	14,249	12,770	241	1,008.3
Ambac Assurance Corporation	30,401	9,393	110	811.1
CIFG Assurance North America Inc.	12,923	299	75	22.0
Multiple owner	—	3,008	—	—

Total	$63,034	$32,595	$44,443	$1,939.9

(1)
Assumed par outstanding represents the amount of par assumed by the Company from other monolines. Under these relationships, the Company assumes a portion of the ceding company's insured risk in exchange for a premium. The Company may be exposed to risk in this portfolio in that the Company may be required to pay losses without a corresponding premium in circumstances where the ceding company is experiencing financial distress and is unable to pay premiums.

(2)
Ceded par outstanding represents the portion of insured risk ceded to other reinsurers. Under these relationships, the Company cedes a portion of its insured risk in exchange for a premium paid to the reinsurer. The Company remains primarily liable for all risks it directly underwrites and is required to pay all gross claims. It then seeks reimbursement from the reinsurer for its proportionate share of claims. The Company may be exposed to risk for this exposure if were required to pay the gross claims and not be able to collect ceded claims from an assuming company experiencing financial distress. In accordance with statutory accounting requirements and U.S. insurance laws and regulations, in order for the Company to receive credit for liabilities ceded to reinsurers domiciled outside of the U.S., such reinsurers must secure their liabilities to the Company. Most of the unauthorized reinsurers in the table above post collateral for the benefit of the Company in an amount at least equal to the sum of their ceded unearned premiums reserve, loss reserves and contingency reserves calculated on a statutory basis of accounting. In the case of CIFG, included in "Other," and Radian Asset Assurance Inc. ("Radian"), which are authorized reinsurers and, therefore, are not required to post security, their collateral equals or exceeds their ceded statutory loss reserves. Collateral may be in the form of letters of credit or trust accounts. The total collateral posted by all non-affiliated reinsurers as of December 31, 2009 exceeds $1.18 billion.

(3)
Second-to-pay insured par outstanding represents transactions we have insured on a second-to-pay basis that were previously insured by other monolines. The Company underwrites such transactions based on the underlying insured obligation without regard to the primary insurer.

(4)
Securities within the Investment Portfolio that are wrapped by monolines may decline in value based on the rating of the monoline.

        The table below presents the insured par outstanding categorized by rating as of December 31, 2009:

Insured Par Outstanding
As of December 31, 2009(1)

	Public Finance					Structured Finance
	AAA	AA	A	BBB	BIG	AAA	AA	A	BBB	BIG	Total
	(in millions)
Radian Asset Assurance Inc.	$—	$—	$14	$58	$21	$2	$—	$—	$—	$—	$95
Syncora Guarantee Inc.	—	—	635	811	—	333	378	136	339	392	3,024
ACA Financial Guaranty Corporation	—	13	—	3	3	—	—	—	—	—	19
Financial Guaranty Insurance Company	—	284	1,729	537	12	922	204	180	30	89	3,987
MBIA Insurance Corporation	150	2,951	5,500	1,693	30	—	1,634	44	768	—	12,770
Ambac Assurance Corporation	66	2,818	3,095	1,442	268	375	231	310	348	440	9,393
CIFG Assurance North America Inc.	—	39	75	140	45	—	—	—	—	—	299
Multiple owner	919	2	2,087	—	—	—	—	—	—	—	3,008

Total	$1,135	$6,107	$13,135	$4,684	$379	$1,632	$2,447	$670	$1,485	$921	$32,595

(1)
Assured Guaranty's internal rating.

Non-GAAP Measures

        Management uses non-GAAP financial measures in its analysis of the Company's results of operations and communicates such non-GAAP measures to assist analysts and investors in evaluating Assured Guaranty's financial results. This presentation is consistent with how Assured Guaranty's management, analysts and investors evaluate Assured Guaranty financial results and is comparable to estimates published by analysts in their research reports on Assured Guaranty.

Operating income

        Operating income is a non-GAAP financial measure defined as net income (loss) attributable to Assured Guaranty Ltd. (which excludes noncontrolling interest in consolidated VIEs) adjusted for the following:

  1)
  Elimination of the after-tax realized gains (losses) on investments;

  2)
  Elimination of the after-tax non-credit impairment fair value gains (losses) on credit derivatives accounted for as derivatives, which is the amount in excess of the present value of the expected estimated economic credit losses;

  3)
  Elimination of the after-tax fair value gains (losses) on the Company's committed capital; and

  4)
  Elimination of goodwill and settlement of pre-existing relationships.

        Management believes that operating income is a useful measure for management, investors and analysts because the presentation of operating income clarifies the understanding of the Company's results of operations by highlighting the underlying profitability of its business. Realized gains and losses on investments are excluded from operating income because the timing and amount of realized gains and losses are not directly related to the Company's insurance businesses. Non-credit impairment unrealized gains and losses on credit derivatives, and unrealized gains and losses on the Company's CCS are excluded from operating income because these gains and losses do not result in an economic gain or loss, and are heavily affected by, and fluctuate, in part, according to changes in market interest rates, credit spreads and other factors unrelated to the Company. This measure should not be viewed as a substitute for net income (loss) determined in accordance with GAAP.

Adjusted Book Value

        ABV is calculated as shareholders' equity attributable to AGL (which excludes noncontrolling interest in consolidated entities) adjusted for the following:

  1)
  Elimination of the after-tax non-credit impairment fair value gains (losses) on credit derivatives accounted for as derivatives, which is the amount in excess of the present value of the expected estimated economic credit losses;

  2)
  Elimination of the after-tax fair value gains (losses) on the Company's CCS;

  3)
  Elimination of the after-tax unrealized gains (losses) on investment portfolios, recorded as a component of accumulated comprehensive income, excluding foreign exchange revaluation;

  4)
  Elimination of after-tax DAC;

  5)
  Addition of the after-tax net present value of expected estimated future revenue on credit derivatives in force, less ceding commissions and premium taxes in excess of expected losses, discounted at the tax equivalent yield on the investment portfolio for periods beginning in 2010 and 6% for periods prior to 2010, and the addition of the after-tax value of net unearned revenue on credit derivatives; and

  6)
  Addition of the after-tax value of the net unearned premium reserve on financial guaranty contracts in excess of net expected loss.

        Management believes that ABV is a useful measure for management, equity analysts and investors because the calculation of ABV permits an evaluation of the net present value of the Company's in force premiums and shareholders' equity. The premiums included in ABV will be earned in future periods, but may differ materially from the estimated amounts used in determining current ABV due to changes in market interest rates, foreign exchange rates, refinancing or refunding activity, prepayment speeds, policy changes or terminations, credit defaults and other factors. This measure should not be viewed as a substitute for shareholders' equity attributable to Assured Guaranty Ltd. determined in accordance with GAAP.

PVP or present value of new business production

        PVP is a non-GAAP financial measure defined as gross upfront and installment premiums received and the present value of gross estimated future installment premiums, on insurance and credit derivative contracts written in the current period, discounted at 6% for December 31, 2009 and 2008. Management believes that PVP is a useful measure for management, investors and analysts because it permits the evaluation of the value of new business production for Assured Guaranty by taking into account the value of estimated future installment premiums on all new contracts underwritten in a reporting period, whether in insurance or credit derivative contract form, which GAAP GWP and net credit derivative premiums received and receivable portion of net realized gains and other settlement on credit derivatives ("Credit Derivative Revenues") do not adequately measure. For purposes of the PVP calculation, management discounts estimated future installment premiums on insurance contracts at 6% per year on the Company's investment portfolio, while under GAAP, these amounts are discounted at a risk free rate. Additionally, under GAAP management records future installment premiums on financial guaranty insurance contracts covering non-homogeneous pools of assets based on the contractual term of the transaction, whereas for PVP purposes, management records an estimate of the future installment premiums the Company expects to receive, which may be a shorter period of time than the contractual term of the transaction. Actual future net earned or written premiums and Credit Derivative Revenues may differ from PVP due to factors including, but not limited to, prepayments, amortizations, refundings, contract terminations or defaults that may or may not result from changes in market interest rates, foreign exchange rates, refinancing or refundings, prepayment speeds, policy changes or terminations, credit defaults or other factors. PVP should not be viewed as a substitute for GWP determined in accordance with GAAP.

Liquidity and Capital Resources

Liquidity Requirements and Sources

  AGL

        AGL's liquidity, is largely dependent upon: (1) the ability of its operating subsidiaries to pay dividends or make other payments to AGL, and (2) its access to external financings, AGL's liquidity requirements include the payment of operating expenses, interest on debt, and dividends on common shares. AGL may also require liquidity to make periodic capital investments in its operating subsidiaries. In the ordinary course of business, the Company evaluates its liquidity needs and capital resources in light of holding company expenses, and dividend policy, as well as rating agency considerations. Management believes that AGL will have sufficient liquidity to satisfy its needs over the next twelve months, including the ability to pay dividends on AGL common shares. Total cash paid in 2009, 2008 and 2007 for dividends to shareholders was $22.3 million, or $0.18 per common share, $16.0 million, or $0.18 per common share, and $11.0 million, or $0.16 per common share, respectively. The Company anticipates that, for the next twelve months amounts paid by AGL's operating subsidiaries as dividends will be a major source of its liquidity. It is possible that AGL or its subsidiaries in the future may need to seek additional external debt or equity financing in order to pay operating expenses, debt service, dividends on its common shares or to maintain its credit rating for one or more of the rating agencies. External sources of financing may or may not be available to the Company, and if available, the cost of such financing may be higher than the Company's current level.

  Operating Subsidiaries

        Liquidity at the Company's operating subsidiaries is used to pay operating expenses, claims, including payment obligations in respect of credit derivatives, including collateral postings, reinsurance premiums and dividends to AGUS and AGMH for debt service and dividends to AGL, as well as, where appropriate, to make capital investments in their own subsidiaries. In addition, certain of the operating companies may be required to post additional collateral in connection with credit derivatives and reinsurance transactions. Management believes that its subsidiaries' liquidity needs generally can be met from current cash/short-term investments and operating cash flow, including GWP as well as investment income and scheduled maturities and paydowns from their respective investment portfolios.

        Beyond the next 12 months, the ability of the operating subsidiaries to declare and pay dividends may be influenced by a variety of factors including market conditions, insurance regulations and rating agency capital requirements and general economic conditions.

        Insurance policies the Company issued provide, in general, that payments of principal, interest and other amounts insured may not be accelerated by the holder of the obligation. Amounts paid by the Company therefore are typically in accordance with the obligation's original payment schedule or, at the Company's option, may be on an accelerated basis. Insurance policies guaranteeing payments under CDS may provide for acceleration of amounts due upon the occurrence of certain credit events, subject to single risk limits specified in the insurance laws of the State of New York (the "New York Insurance Law"). These constraints prohibit or limit acceleration of certain claims according to Article 69 of the New York Insurance Law and serve to reduce the Company's liquidity requirements.

        Payments made in settlement of the Company's obligations arising from its insured portfolio may, and often do, vary significantly from year-to-year depending primarily on the frequency and severity of payment defaults and whether the Company chooses to accelerate its payment obligations in order to mitigate future losses.

        The terms of the Company's CDS contracts generally are modified from standard CDS contract forms approved by the International Swaps and Derivatives Association, Inc. ("ISDA") in order to provide for payments on a scheduled basis and replicate the terms of a traditional financial guaranty insurance policy. Some contracts the Company enters into as the credit protection seller, however, utilize standard ISDA settlement mechanics of cash settlement (i.e., a process to value the loss of market value of a reference obligation) or physical settlement (i.e., delivery of the reference obligation against payment of principal by the protection seller) in the event of a "credit event," as defined in the terms of the contract. Cash settlement or physical settlement generally requires the payment of a larger amount, prior to the maturity of the reference obligation than would settlement on a "pay-as-you-go" basis, under which the Company would be required to pay scheduled interest shortfalls during the term of reference obligation and scheduled principal shortfall only at the final maturity of the reference obligation. The Company's CDS contracts also generally provide that if events of default or termination events specified in the CDS documentation were to occur, the non-defaulting or the non-affected party, which may be either the Company or the counterparty, depending upon the circumstances, may decide to terminate the CDS contract prior to maturity. The Company may be required to make a termination payment to its swap counterparty upon such termination. See also "—Sensitivity to Rating Agency Actions in Reinsurance Business and Insured CDS Portfolio."

        At December 31, 2009, there was $88.9 billion in net par outstanding for pooled corporate CDS. At that date, approximately 70.0% of the obligations insured by the Company in CDS form referenced funded CDOs and 30.0% referenced synthetic CDOs. Potential acceleration of claims with respect to CDS obligations occur with funded CDOs and synthetic CDOs, as described below:

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

  Insurance Company Restrictions

        The insurance company subsidiaries' ability to pay dividends depends, among other things, upon their financial condition, results of operations, cash requirements, and compliance with rating agency requirements, and is also subject to restrictions contained in the insurance laws and related regulations of their states of domicile.

        Under Maryland's insurance law, AGC may pay dividends out of earned surplus in any twelve-month period in an aggregate amount not exceeding the lesser of (a) 10% of policyholders' surplus or (b) net investment income at the preceding December 31 (including net investment income which has not already been paid out as dividends for the three calendar years prior to the preceding calendar year) without prior approval of the Maryland Commissioner of Insurance. The amount available for distribution from AGC during 2010 with notice to, but without prior approval of, the Maryland Commissioner was approximately $122.4 million. Dividends paid by a U.S. company to a Bermuda holding company presently are subject to a 30% withholding tax. The amount available at AG Re to pay dividends or make a distribution of contributed surplus in 2010 in compliance with Bermuda law is $1,084.8 million. However, any distribution which results in a reduction of 15% or more of AG Re's total statutory capital, as set out in its previous years' financial statements, would require the prior approval of the Bermuda Monetary Authority.

        Under the New York Insurance Law, AGM may pay dividends out of earned surplus, provided that, together with all dividends declared or distributed by AGM during the preceding 12 months, the dividends do not exceed the lesser of (a) 10% of policyholders' surplus as of its last statement filed with the Superintendent of Insurance of the State of New York (the "New York Superintendent") or (b) adjusted net investment income (net investment income at the preceding December 31 plus net investment income which has not already been paid out as dividends for the three calendar years prior to the preceding calendar year) during this period. Based on AGM's statutory statements for 2009, the maximum amount available for payment of dividends by AGM without regulatory approval over the 12 months following December 31, 2009 was approximately $85.3 million. However, in connection with the AGMH Acquisition, the Company has committed to the New York Insurance Department that AGM will not pay any dividends for a period of two years from the date of the AGMH Acquisition without the written approval of the New York Insurance Department.

  Cash Flows

        Net cash flows provided by operating activities were $279.2 million, $427.0 million and $385.9 million during the years ended December 31, 2009, 2008 and 2007, respectively. The decrease in 2009 operating cash flows provided by operating activities compared with 2008 was due primarily to paid losses and AGMH Acquisition-related expenses, partially offset by an increase in public finance originations and one-time settlements. The increase in cash flows provided by operating activities in 2008, compared with 2007 was due to the large proportion of upfront premiums received in the Company's financial guaranty direct segment due to growth in the Company's U.S. public finance business.

        The increase in cash flows provided by operating activities in 2007 was due to a significant amount of upfront premiums received in both the Company's financial guaranty direct and financial guaranty reinsurance segments, partially offset by payments for income taxes.

        Net cash flows used in investing activities were $1,397.2 million, $649.6 million and $664.4 million during the years ended December 31, 2009, 2008 and 2007, respectively. These investing activities were primarily net purchases of fixed maturity investment securities during 2009, 2008 and 2007. The increase in cash flows used in investing activities in 2009 compared to 2008 was primarily due to the cost of the AGMH Acquisition of $546.0 million, net of cash acquired of $87.0 million. In addition, the Company purchased fixed maturity securities and short-term investments with the cash generated from common stock and equity units offered in June 2009, as described below, as well as positive cash flows from operating activities. The slight decrease in cash flows used in investing activities in 2008 compared to 2007 was due to net sales of short-term investments and fixed maturity securities, which were partially offset by purchases of fixed maturity securities with the cash generated from positive cash flows from operating activities and capital received from the equity offerings in April 2008 and December 2007.

        Net cash flows provided by (used in) financing activities were $1,148.6 million, $229.3 million and $281.4 million during the years ended December 31, 2009, 2008 and 2007, respectively. The increase in 2009 compared to 2008 was due to capital transactions described below.

  Capital Transactions

        On December 4, 2009, the Company completed the sale of 27,512,600 common shares at a price of $20.90 per share. The net proceeds of the sale totaled approximately $573.8 million. On December 8, 2009, $500 million of the proceeds from this sale of common shares was contributed to AGC in satisfaction of the external capital portion of the rating agency capital initiatives for AGC.

        On June 24, 2009, the Company completed the sale of 44,275,000 of its common shares at a price of $11.00 per share. Concurrent with the common share offering, AGL along with AGUS sold 3,450,000 equity units. For a description of the equity units, see "—Commitments and Contingencies—Long Term Debt Obligations—8.50% Senior Notes." The net proceeds after underwriting expenses and offering costs for these two offerings totaled approximately $616.5 million and were used to pay for the AGMH Acquisition. Of that amount, the net proceeds from the equity unit offering were $170.8 million, which was allocated between $168.0 million recognized as long-term debt and $2.8 million recognized in additional paid-in-capital in shareholders' equity in the consolidated balance sheets.

        Positive financing cash flow in 2009 was primarily due to approximately $1.2 billion of cash received from the capital transaction of common stock and equity units offerings in June 2009 and December 2009. This was partially offset by $22.3 million in dividends, $14.8 million on note payable to related party, $3.7 million for share repurchases as described below, and $0.7 million, net, under the Company's option and incentive plans and

        During 2008 the Company paid $16.0 million in dividends, $3.6 million, net, under the Company's option and incentive plans and $1.0 million for offering costs incurred in connection with the December 2007 equity offering and issuance of common shares to WL Ross.

        In addition, during 2007 the Company paid $11.0 million in dividends, $9.3 million for share repurchases, $2.0 million, net, under the Company's option and incentive plans and $0.4 million in debt issue costs related to $150.0 million of Series A Enhanced Junior Subordinated Debentures (the "Debentures") issued in December 2006.

        On May 4, 2006, the Company's Board of Directors approved a share repurchase program for 1.0 million common shares. Share repurchases took place at management's discretion depending on market conditions. In August 2007 the Company completed this share repurchase program. During 2007, the Company paid $3.7 million to repurchase the remaining 0.2 million shares authorized under this program.

        On November 8, 2007, the Company's Board of Directors approved a new share repurchase program for up to 2.0 million common shares. Share repurchases will take place at management's discretion depending on market conditions. During 2007 the Company paid $5.6 million to repurchase 0.3 million shares of AGL's common shares. No repurchases were made during 2008. During 2009 the Company paid $3.7 million to repurchase 1.0 million shares of AGL's common shares.

Commitments and Contingencies

  Leases

        AGL and its subsidiaries are party to various lease agreements. In June 2008, the Company entered into a new five-year lease agreement for New York office space. Future minimum annual payments of $5.3 million for the first twelve month period and $5.7 million for subsequent twelve month periods commenced October 1, 2008 and are subject to escalation in building operating costs and real estate taxes. As a result of the AGMH Acquisition, during Second Quarter 2009 the Company decided not to occupy the office space described above and subleased it to two tenants for total minimum annual payments of approximately $3.7 million until October 2013. The Company wrote off related leasehold improvements and recorded a pre-tax loss on the sublease of $11.7 million in Second Quarter 2009, which is included in "AGMH acquisition-related expenses" and "other liabilities" in the consolidated statements of operations and balance sheets, respectively.

        The Company leases space in New York City through April 2026. In addition, the Company and its subsidiaries lease additional office space under non-cancelable operating leases, which expire at various dates through 2013. See "—Contractual Obligations Under Long Term Debt and Lease Obligations" for lease payments due by period.

        Rent expense for the years ended December 31, 2009, 2008 and 2007 was $10.6 million, $5.7 million and $3.5 million, respectively.

  Long Term Debt Obligations

        The principal and carrying values of the Company's long-term debt were as follows:

			As of December 31, 2008
	As of December 31, 2009
				Carrying Value
	Principal	Carrying Value	Principal
	(in thousands)
AGUS:
7.0% Senior Notes	$200,000	$197,481	$200,000	$197,443
8.50% Senior Notes	172,500	170,137	—	—
Series A Enhanced Junior Subordinated Debentures	150,000	149,796	150,000	149,767

Total AGUS	522,500	517,414	350,000	347,210
AGMH:
6 7/8% QUIBS	100,000	66,661	—	—
6.25% Notes	230,000	133,917	—	—
5.60% Notes	100,000	52,534	—	—
Junior Subordinated Debentures	300,000	146,836	—	—

Total AGMH	730,000	399,948	—	—

Total long-term debt	1,252,500	917,362	350,000	347,210
Note Payable to Related Party	140,145	149,051	—	—

Total	$1,392,645	$1,066,413	$350,000	$347,210

  Debt Issued by AGUS

  (a)
  7.0% Senior Notes.    On May 18, 2004, AGUS issued $200.0 million of 7.0% senior notes due 2034 ("7.0% Senior Notes") for net proceeds of $197.3 million. The proceeds of the offering were used to repay substantially all of a $200.0 million promissory note issued to a subsidiary of ACE in April 2004 as part of the IPO-related formation transactions. Although the coupon on the Senior Notes is 7.0%, the effective rate is approximately 6.4%, taking into account the effect of a cash flow hedge executed by the Company in March 2004. The 7.0% Senior Notes are fully and unconditionally guaranteed by AGL.

  (b)
  8.50% Senior Notes.    On June 24, 2009, AGL issued 3,450,000 equity units for net proceeds of approximately $166.8 million in a registered public offering. The net proceeds of the offering were used to pay a portion of the consideration for the AGMH Acquisition. Each equity unit consists of (i) a forward purchase contract and (ii) a 5% undivided beneficial ownership interest in $1,000 principal amount 8.50% senior notes due 2014 issued by AGUS and guaranteed by AGL. Under the purchase contract, holders are required to purchase, and AGL is required to issue, between 3.8685 and 4.5455 of AGL common shares for $50 no later than June 1, 2012. The actual number of shares purchased will be based on the average closing price of the common shares over a 20-trading day period ending three trading days prior to June 1, 2012. More specifically, if the average closing price per share for the relevant period (the "Applicable Market Value") is equal to or exceeds $12.93, the settlement rate will be 3.8685 shares. If the Applicable Market Value is less than or equal to $11.00, the settlement rate will be 4.5455 shares, and if it is between $11.00 and $12.93, the settlement rate will be equal to the quotient of $50.00 and the Applicable Market Value. The notes are pledged by the holders of the equity units to a collateral agent to secure their obligations under the purchase contracts. Interest on the notes is payable, initially, quarterly at the rate of 8.50% per year. The notes are subject to a mandatory remarketing between December 1, 2011 and May 1, 2012 (or, if not remarketed during such period, during a designated three business day period in May 2012). In the remarketing, the interest rate on the notes will be reset and certain other terms of the notes may be modified, including to extend the maturity date, to change the redemption rights (as long as there will be at least two years between the reset date and any new redemption date) and to add interest deferral provisions. If the notes are not successfully remarketed, the interest rate on the notes will not be reset and holders of all notes will have the right to put their notes to the Company on the purchase contract settlement date at a put price equal to $1,000 per note ($50 per equity unit) plus accrued and unpaid interest. The notes are redeemable at AGUS' option, in whole but not in part, upon the occurrence and continuation of certain events at any time prior to the earlier of the date of a successful remarketing and the purchase contract settlement date. The aggregate redemption amount for the notes is equal to an amount that would permit the collateral agent to purchase a portfolio of U.S. Treasury securities sufficient to pay the principal amount of the notes and all scheduled interest payment dates that occur after the special event redemption date to, and including the purchase contract settlement date; provided that the aggregate redemption amount may not be less than the principal amount of the notes. Other than in connection with certain specified tax or accounting related events, the notes may not be redeemed by AGUS prior to June 1, 2014.

  (c)
  Series A Enhanced Junior Subordinated Debentures.    On December 20, 2006, AGUS issued $150.0 million of the Debentures due 2066 for net proceeds of $149.7 million. The proceeds of the offering were used to repurchase 5,692,599 of AGL's common shares from ACE Bermuda Insurance Ltd., a subsidiary of ACE. The Debentures pay a fixed 6.40% rate of interest until December 15, 2016, and thereafter pay a floating rate of interest, reset quarterly, at a rate equal to 3 month LIBOR plus a margin equal to 2.38%. AGUS may elect at one or more times to defer payment of interest for one or more consecutive periods for up to ten years. Any unpaid interest bears interest at the then applicable rate. AGUS may not defer interest past the maturity date. These Debentures are guaranteed on a junior subordinated basis by AGL.

  Debt Issued by AGMH

        AGL fully and unconditionally guarantees the following three series of AGMH debt obligations:

  (a)
  $100.0 million face amount of 6 7/8% Quarterly Income Bond Securities ("QUIBS") due December 15, 2101.    On December 19, 2001, AGMH issued $100.0 million face amount of

    6 7/8% QUIBS due December 15, 2101, which are callable without premium or penalty on or after December 19, 2006. A portion of the proceeds were used to pay a dividend to the shareholders of AGMH. On the Acquisition Date, the fair value of these bonds was $66.5 million, representing a discount of $33.5 million, which will be amortized over the term of the debt.

  (b)
  $230.0 million face amount of 6.25% Notes due November 1, 2102.    On November 26, 2002, AGMH issued $230.0 million face amount of 6.25% Notes due November 1, 2102, which are callable without premium or penalty in whole or in part at any time on or after November 26, 2007. A portion of the proceeds were used to redeem in whole AGMH's $130.0 million principal amount of 7.375% Senior Quarterly Income Debt Securities ("QUIDS") due September 30, 2097. On July 1, 2009, the date of the AGMH Acquisition, the fair value of these bonds was $133.4 million, representing a discount of $96.6 million, which will be amortized over the term of the debt.

  (c)
  $100.0 million face amount of 5.60% Notes due July 15, 2103.    On July 31, 2003, AGMH issued $100.0 million face amount of 5.60% Notes due July 15, 2103, which are callable without premium or penalty in whole or in part at any time on or after July 31, 2008. The proceeds were used to redeem in whole AGMH's $100.0 million principal amount of 6.950% Senior QUIDS due November 1, 2098. On July 1, 2009, the date of the AGMH Acquisition, the fair value of these bonds was $52.3 million, representing a discount of $47.7 million, which will be amortized over the term of the debt.

        AGL also guarantees, on a junior subordinated basis, the $300 million of AGMH's outstanding Junior Subordinated Debentures.

  (d)
  $300.0 million face amount of Junior Subordinated Debentures due December 15, 2036.    On November 22, 2006, AGMH issued $300.0 million face amount of Junior Subordinated Debentures with a scheduled maturity date of December 15, 2036 and a final repayment date of December 15, 2066. The final repayment date of December 15, 2066 may be automatically extended up to four times in five-year increments provided certain conditions are met. The debentures are redeemable, in whole or in part, at any time prior to December 15, 2036 at their principal amount plus accrued and unpaid interest to the date of redemption or, if greater, the make-whole redemption price. Interest on the debentures will accrue from November 22, 2006 to December 15, 2036 at the annual rate of 6.40%. If any amount of the debentures remains outstanding after December 15, 2036, then the principal amount of the outstanding debentures will bear interest at a floating interest rate equal to one-month LIBOR plus 2.215% until repaid. AGMH may elect at one or more times to defer payment of interest on the debentures for one or more consecutive interest periods that do not exceed ten years. In connection with the completion of this offering, AGMH entered into a replacement capital covenant for the benefit of persons that buy, hold or sell a specified series of AGMH long-term indebtedness ranking senior to the debentures. Under the covenant, the debentures will not be repaid, redeemed, repurchased or defeased by AGMH or any of its subsidiaries on or before the date that is 20 years prior to the final repayment date, except to the extent that AGMH has received proceeds from the sale of replacement capital securities. The proceeds from this offering were used to pay a dividend to the shareholders of AGMH. On the Acquisition Date, the fair value of these bonds was $144.0 million, representing a discount of $156.0 million, which will be amortized over the term of the debt.

  Note Payable to Related Party

        Note Payable to Related Party represents debt issued by VIEs, consolidated by AGM to the Financial Products Companies, which were transferred to Dexia Holdings prior to the AGMH Acquisition. The funds borrowed were used to finance the purchase of the underlying obligations of AGM-insured obligations which had breached triggers allowing AGM to exercise its right to accelerate payment of a claim in order to mitigate loss. The assets purchased are classified as assets acquired in refinancing transactions. The term of the note payable matches the terms of the assets. On the Acquisition Date, the fair value of this note was $164.4 million, representing a premium of $9.5 million, which will be amortized over the term of the debt.

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

        At the closing of the 2006 Credit Facility, AGC guaranteed the obligations of AGUK under the facility and AGL guaranteed the obligations of AG Re and AGRO under the facility and agreed that, if the Company consolidated assets (as defined in the related credit agreement) of AGC and its subsidiaries were to fall below $1.2 billion, it would, within 15 days, guarantee the obligations of AGC and AGUK under the facility. At the same time, AGOUS guaranteed the obligations of AGL, AG Re and AGRO under the facility, and each of AG Re and AGRO guaranteed the other as well as AGL.

        The 2006 Credit Facility's financial covenants require that AGL:

  (a)
  maintain a minimum net worth of 75% of the Consolidated Net Worth of Assured Guaranty as of the June 30 (calculated as if the AGMH Acquisition had been consummated on such date), 2009; and

  (b)
  maintain a maximum debt-to-capital ratio of 30%.

        In addition, the 2006 Credit Facility requires that AGC maintain qualified statutory capital of at least 75% of its statutory capital as of the fiscal quarter ended June 30, 2006. Furthermore, the 2006 Credit Facility contains restrictions on AGL and its subsidiaries, including, among other things, in respect of their ability to incur debt, permit liens, become liable in respect of guaranties, make loans or investments, pay dividends or make distributions, dissolve or become party to a merger, consolidation or acquisition, dispose of assets or enter into affiliate transactions. Most of these restrictions are subject to certain minimum thresholds and exceptions. The 2006 Credit Facility has customary events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, bankruptcy or insolvency proceedings, change of control and cross-default to other debt agreements. A default by one borrower will give rise to a right of the lenders to terminate the facility and accelerate all amounts then outstanding. As of December 31, 2009 and December 31, 2008, Assured Guaranty was in compliance with all of the financial covenants.

        As of December 31, 2009 and December 31, 2008, no amounts were outstanding under this facility. There have not been any borrowings under the 2006 Credit Facility.

        Letters of credit totaling approximately $2.9 million remained outstanding as of December 31, 2009 and December 31, 2008. The Company obtained the letters of credit in connection with entering into a lease for new office space in 2008, which space was subsequently sublet. See Note 15 to the consolidated financial statements in Item 8.

        In connection with the AGMH Acquisition, under a Strip Coverage Liquidity and Security Agreement, the Company also has recourse to a facility to finance the payment of claims under certain financial guaranty insurance policies. See "—Liquidity Arrangements with Respect to AGMH's Former Financial Products Business—The Leveraged Lease Business."

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

        As of December 31, 2009 and December 31, 2008, no amounts were outstanding under this facility nor have there been any borrowings during the life of this facility.

  AGM Credit Facility

        On April 30, 2005, AGM entered into a limited recourse credit facility ("AGM Credit Facility") with a syndicate of international banks which provides up to $297.5 million for the payment of losses in respect of the covered portfolio. The AGM Credit Facility expires April 30, 2015. The facility can be utilized after AGM has incurred, during the term of the facility, cumulative municipal losses (net of any recoveries) in excess of the greater of $297.5 million or the average annual debt service of the covered portfolio multiplied by 5.0%. The obligation to repay loans under this agreement is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations in the covered portfolio, including certain installment premiums and other collateral. The ratings downgrade of AGM by Moody's to Aa3 in November 2008 resulted in an increase to the commitment fee.

        As of December 31, 2009, no amounts were outstanding under this facility nor have there been any borrowings during the life of this facility.

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

        As of December 31, 2009 the put option had not been exercised.

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

  The AGM CPS Securities

        In June 2003, $200.0 million of AGM CPS Securities, money market preferred trust securities, were issued by trusts created for the primary purpose of issuing the AGM CPS Securities, investing the proceeds in high-quality commercial paper and selling put options to AGM, allowing AGM to issue the trusts non-cumulative redeemable perpetual preferred stock (the "AGM Preferred Stock") of AGM in exchange for cash. There are four trusts each with an initial aggregate face amount of $50 million. These trusts hold auctions every 28 days at which time investors submit bid orders to purchase AGM CPS Securities. If AGM were to exercise a put option, the applicable trust would transfer the portion of the proceeds attributable to principal received upon maturity of its assets, net of expenses, to AGM in exchange for Preferred Stock of AGM. AGM pays a floating put premium to the trusts, which represents the difference between the commercial paper yield and the winning auction rate (plus all fees and expenses of the trust). If any auction does not attract sufficient clearing bids, however, the auction rate is subject to a maximum rate of 200 basis points above LIBOR for the next succeeding distribution period. Beginning in August 2007, the AGM CPS Securities required the maximum rate for each of the relevant trusts. AGM continues to have the ability to exercise its put option and cause the related trusts to purchase AGM Preferred Stock. The trusts provide AGM access to new capital at its sole discretion through the exercise of the put options. The Company does not consider itself to be the primary beneficiary of the trusts because it does not retain the majority of the residual benefits or expected losses.

        As of December 31, 2009 the put option had not been exercised.

Contractual Obligations

        The following table summarizes the Company's contractual obligations under long term debt and lease obligations as of December 31, 2009:

	As of December 31, 2009
	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
	(in millions)
7.0% Senior Notes(1)	$14.0	$28.0	$28.0	$475.3	$545.3
8.50% Senior Notes(1)	14.7	29.3	190.8	—	234.8
Series A Enhanced Junior Subordinated Debentures(1)	9.6	19.2	19.2	656.1	704.1
6 7/8% QUIBS(1)	6.9	13.8	13.8	706.5	741.0
6.25% Notes(1)	14.4	28.8	28.8	1,511.0	1,583.0
5.60% Notes(1)	5.6	11.2	11.2	603.0	631.0
Junior Subordinated Debentures(1)	19.2	38.4	38.4	1,312.1	1,408.1
Note Payable to Related Party(1)	43.2	58.0	40.0	31.3	172.5
Operating lease obligations(2)	11.6	22.1	18.0	89.4	141.1
Financial guaranty segment claim payments(3)	1,407.6	1,162.0	(64.8)	1,017.5	3,522.3
Other compensation plans	4.9	12.0	3.8	—	20.7

Total	$1,551.7	$1,422.8	$327.2	$6,402.2	$9,703.9

(1)
Principal and interest. See also Note 17 to the consolidated financial statements in Item 8.

(2)
Lease payments are subject to escalations in building operating costs and real estate taxes.

(3)
The Company has estimated the timing of these payments based on the historical experience and the expectation of future payment patterns. However, the timing of these payments may vary significantly from the amounts shown above. These amounts are nominal.

Investment Portfolio

        The Company's investment portfolio consisted of $9.1 billion of fixed maturity securities with a duration of 4.4 years and $1.7 billion of short-term investments as of December 31, 2009, compared with $3.2 billion of fixed maturity securities with a duration of 4.1 years and $0.5 billion of short-term investments as of December 31, 2008. The Company's fixed maturity securities are designated as available-for-sale. Fixed maturity securities are reported at their fair value, and the change in fair value is reported as part of accumulated OCI unless determined to be OTTI. If management believes the decline in fair value is "other than temporary," the Company writes down the carrying value of the investment and records a realized loss in the consolidated statements of operations.

        Fair value of the fixed maturity securities is based upon market prices provided by either independent pricing services or, when such prices are not available, by reference to broker or underwriter bid indications. The Company's investment portfolio does not include any non-publicly traded securities. For a detailed description of the Company's valuation of investments see Note 7 to the consolidated financial statements in Item 8.

        The Company reviews the investment portfolio for possible impairment losses. For additional information, see Note 8 to the consolidated financial statements in Item 8.

 Investment Portfolio by Security Type

	As of December 31, 2009
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in millions)
U.S. government and agencies	$1,014.2	$26.1	$(2.7)	$1,037.6
Obligations of state and political subdivisions	4,881.6	164.7	(6.8)	5,039.5
Corporate securities	617.1	12.8	(4.4)	625.5
Mortgage-backed securities(1):
Residential mortgage-backed securities	1,449.4	39.5	(24.3)	1,464.6
Commercial mortgage-backed securities	229.9	3.4	(6.1)	227.2
Asset-backed securities	395.3	1.5	(7.9)	388.9
Foreign government securities	356.4	3.6	(3.4)	356.6
Preferred stock	—	—	—	—

Total fixed maturity securities	8,943.9	251.6	(55.6)	9,139.9
Short-term investments	1,668.3	0.7	(0.7)	1,668.3

Total investments	$10,612.2	$252.3	$(56.3)	$10,808.2

	As of December 31, 2008(2)
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in millions)
U.S. government and agencies	$426.6	$49.3	$—	$475.9
Obligations of state and political subdivisions	1,235.9	33.2	(51.4)	1,217.7
Corporate securities	274.2	5.8	(11.8)	268.2
Mortgage-backed securities(1):
Residential mortgage-backed securities	829.1	21.7	(20.5)	830.3
Commercial mortgage-backed securities	252.8	0.1	(31.4)	221.5
Asset-backed securities	80.7	—	(7.1)	73.6
Foreign government securities	50.3	4.2	—	54.5
Preferred stock	12.7	—	(0.3)	12.4

Total fixed maturity securities	3,162.3	114.3	(122.5)	3,154.1
Short-term investments	477.2	—	—	477.2

Total investments	$3,639.5	$114.3	$(122.5)	$3,631.3

(1)
As of December 31, 2009 and December 31, 2008, respectively, approximately 80% and 69% of the Company's total mortgage-backed securities were government agency obligations.

(2)
Reclassified to conform to the current periods presentation.

        The following tables summarize, for all securities in an unrealized loss position as of December 31, 2009 and December 31, 2008, the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.

Gross Unrealized Loss by Length of Time

	As of December 31, 2009
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(dollars in millions)
U.S. government and agencies	$292.5	$(2.7)	$—	$—	$292.5	$(2.7)
Obligations of state and political subdivisions	407.4	(4.1)	56.9	(2.7)	464.3	(6.8)
Corporate securities	287.0	(3.9)	8.2	(0.5)	295.2	(4.4)
Mortgage-backed securities:
Residential mortgage-backed securities	361.4	(21.6)	20.5	(2.7)	381.9	(24.3)
Commercial mortgage-backed securities	49.5	(2.4)	56.4	(3.7)	105.9	(6.1)
Asset-backed securities	126.1	(7.8)	2.0	(0.1)	128.1	(7.9)
Foreign government securities	270.4	(3.4)	—	—	270.4	(3.4)
Preferred stock	—	—	—	—	—	—

Total	$1,794.3	$(45.9)	$144.0	$(9.7)	$1,938.3	$(55.6)

Number of securities		259		33		292

	As of December 31, 2008(1)
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(dollars in millions)
U.S. government and agencies	$8.0	$—	$—	$—	$8.0	$—
Obligations of state and political subdivisions	479.4	(28.7)	137.9	(22.7)	617.3	(51.4)
Corporate securities	105.6	(10.2)	14.2	(1.6)	119.8	(11.8)
Mortgage-backed securities
Residential mortgage-backed securities	46.4	(17.7)	38.2	(2.8)	84.6	(20.5)
Commercial mortgage-backed securities	135.0	(26.8)	36.2	(4.5)	171.2	(31.3)
Asset-backed securities	73.2	(7.2)	—	—	73.2	(7.2)
Foreign government securities	—	—	—	—	—	—
Preferred stock	12.4	(0.3)	—	—	12.4	(0.3)

Total	$860.0	$(90.9)	$226.5	$(31.6)	$1,086.5	$(122.5)

Number of securities		160		58		218

(1)
Reclassified to conform to the current period's presentation

        As of December 31, 2009, the Company's gross unrealized loss position on long term security stood at $55.6 million compared to $122.5 million at December 31, 2008. The $66.9 million decrease in gross unrealized losses was primarily due to the reduction unrealized losses attributable to municipal securities of $44.6 million, and, to a lesser extent, $25.2 million attributable to CMBS and $7.4 million of losses attributable to corporate bonds. The decrease in unrealized losses was partially offset by a $3.8 million increase in gross unrealized losses in RMBS, $3.4 million in foreign government bonds and $2.7 million in United States Treasury bonds. The decrease in gross unrealized losses during 2009 was related to the recovery of liquidity in the financial markets, offset in part by a $62.2 million transition adjustment for a change in accounting on April 1, 2009, which required only the credit component of OTTI to be recorded in the consolidated statement of operations.

        As of December 31, 2009, the Company had 33 securities in an unrealized loss position for greater than 12 months, representing a gross unrealized loss of $9.7 million. Of these securities, five securities had unrealized losses greater than 10% of book value. The total unrealized loss for these securities as of December 31, 2009 was $3.3 million. This unrealized loss is primarily attributable to the market illiquidity and volatility in the U.S. economy and not specific to individual issuer credit.

        As of December 31, 2009 based on fair value, approximately 84.6% of the Company's investments were long-term fixed maturity securities, and the Company's portfolio had an average duration of 4.4 years, compared with 86.9% and 4.1 years as of December 31, 2008. Changes in interest rates affect the value of the Company's fixed maturity portfolio. As interest rates fall, the fair value of fixed maturity securities increases and as interest rates rise, the fair value of fixed maturity securities decreases. The Company's portfolio is comprised primarily of high-quality, liquid instruments. The Company continues to receive sufficient information to value its investments and has not had to modify its approach due to the current market conditions.

        See Note 8 "Investment Portfolio and Assets Acquired in Refinancing Transactions" to the consolidated financial statements in Item 8 of this Form 10-K for more information on the Company's available-for-sale fixed maturity securities as of December 31, 2009 and 2008.

        The amortized cost and estimated fair value of the Company's available-for-sale fixed maturity securities as of December 31, 2009 and 2008, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Fixed-Income Securities by Contractual Maturity

	As of December 31,
	2009		2008
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$76.0	$77.4	$29.0	$29.5
Due after one year through five years	1,740.0	1,756.6	357.1	373.2
Due after five years through ten years	1,727.4	1,767.0	564.7	584.8
Due after ten years	3,721.2	3,847.1	1,116.9	1,102.4
Mortgage-backed securities:
Residential mortgage-backed securities	1,449.4	1,464.6	829.1	830.3
Commercial mortgage-backed securities	229.9	227.2	252.8	221.5
Preferred stock	—	—	12.7	12.4

Total	$8,943.9	$9,139.9	$3,162.3	$3,154.1

        The following table summarizes the ratings distributions of the Company's investment portfolio as of December 31, 2009 and December 31, 2008. Ratings are represented by the lower of the Moody's and S&P classifications.

Distribution of Fixed-Income Securities by Rating

	As of December 31,
Rating	2009	2008
AAA	47.9%	59.0%
AA	30.0	23.8
A	16.4	15.5
BBB	1.8	1.7
Below investment grade	3.9	0.0

Total	100.0%	100.0%

        As of December 31, 2009, the Company's investment portfolio contained 35 securities that were not rated or rated BIG compared to three securities as of December 31, 2008. As of December 31, 2009 and December 31, 2008, the weighted average credit quality of the Company's entire investment portfolio was AA and AA+ respectively.

        As of December 31, 2009, $1.9 billion of the Company's $9.1 billion of fixed maturity securities were guaranteed by third parties. The following table presents the credit rating of these securities without the third-party guaranty:

Rating	As of December 31, 2009
(in millions)
AAA	$105.5
AA	842.8
A	870.0
BBB	63.2
Below investment grade	5.1
Not Available	53.3

Total	$1,939.9

Distribution by Third-Party Guarantor

Guarantor	As of December 31, 2009
(in millions)
MBIA Insurance Corporation	$1,008.3
Ambac Assurance Corporation	811.1
Financial Guaranty Insurance Company	81.3
CIFG Assurance North America Inc	22.0
Syncora Guarantee Inc	15.8
Radian Asset Assurance Inc	1.4

Total	$1,939.9

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

        Under agreements with its cedants and in accordance with statutory requirements, the Company maintained fixed maturity securities in trust accounts of $345.7 million and $1,233.4 million as of December 31, 2009 and December 31, 2008, respectively, for the benefit of reinsured companies and for the protection of policyholders, generally in states in which AGL or its subsidiaries, as applicable, are not licensed or accredited.

        Under certain derivative contracts, the Company is required to post eligible securities as collateral, generally cash or U.S. government or agency securities. The need to post collateral under these transactions is generally based on mark-to-market valuation in excess of contractual thresholds. The fair market value of the Company's pledged securities totaled $649.6 million and $157.7 million as of December 31, 2009 and December 31, 2008, respectively.

Liquidity Arrangements with respect to AGMH's former Financial Products Business

        AGMH's former financial products segment had been in the business of borrowing funds through the issuance of GICs and MTNs and reinvesting the proceeds in investments that met AGMH's investment criteria. The financial products business also included the equity payment undertaking agreement portion of the leveraged lease business, as described further below in "—The Leveraged Lease Business."

  The GIC Business

        In connection with the AGMH Acquisition by AGUS, Dexia SA and certain of its affiliates have entered into a number of agreements to protect the Company and AGM against ongoing risk related to GICs issued by, and the GIC business conducted by the Financial Products Companies, former subsidiaries of AGMH. These agreements include a guarantee jointly and severally issued by Dexia SA and DCL to AGM that guarantees the payment obligations of AGM under its policies related to the GIC business and an indemnification agreement between AGM, Dexia SA and DCL that protects AGM against other losses arising out of or as a result of the GIC business, as well as the liquidity facilities and the swap agreements described below.

        On June 30, 2009, affiliates of Dexia executed amended and restated liquidity commitments to FSA Asset Management LLC ("FSAM"), a former AGMH subsidiary, of $11.5 billion in the aggregate. Pursuant to the liquidity commitments, the Dexia affiliates assume the risk of loss, and support the payment obligations of FSAM and the three former AGMH subsidiaries that issued GICs (collectively, the "GIC Issuers") in respect of the GICs and the GIC business. The term of the commitments will generally extend until the GICs have been paid in full. The liquidity commitments comprised of an amended and restated revolving credit agreement (the "Liquidity Facility") pursuant to which DCL and Dexia Bank Belgium SA commit to provide funds to FSAM in an amount up to $8.0 billion (approximately $4.8 billion of which was outstanding under the revolving credit facility as of December 31, 2009), and a master repurchase agreement (the "Repurchase Facility Agreement" and, together with the Liquidity Facility, the "Guaranteed Liquidity Facilities") pursuant to which DCL will provide up to $3.5 billion of funds in exchange for the transfer by FSAM to DCL of FSAM securities that are not eligible to satisfy collateralization obligations of the GIC Issuers under the GICs. As of December 31, 2009, no amounts were outstanding under the Repurchase Facility Agreement.

        On June 30, 2009, to support the payment obligations of FSAM and the GIC Issuers, each of Dexia SA and DCL entered into two separate ISDA Master Agreements, each with its associated schedule, confirmation and credit support annex (the "Guaranteed Put Contract" and the "Non-Guaranteed Put Contract" respectively, and collectively, the "Dexia Put Contracts"), pursuant to which Dexia SA and DCL jointly and severally guarantee the scheduled payments of interest and principal in relation to each FSAM asset, as well as any failure of Dexia to provide liquidity or liquid collateral under the Guaranteed Liquidity Facilities. The Dexia Put Contracts reference separate portfolios of FSAM assets to which assets owned by FSAM as of September 30, 2008 were allocated, with the less liquid assets and the assets with the lowest market-to-market values generally being allocated to the Guaranteed Put Contract. As of December 31, 2009, the aggregate outstanding principal balance of FSAM assets related to the Guaranteed Put Contract was equal to approximately $11.2 billion and the aggregate principal balance of FSAM assets related to the Non-Guaranteed Put Contract was equal to approximately $4.3 billion.

        Pursuant to the Dexia Put Contracts, FSAM may put an amount of FSAM assets to Dexia SA and DCL:

  •
  in exchange for funds in an amount generally equal to the lesser of (A) the outstanding principal balance of the GICs and (B) the shortfall related to (i) the failure of a Dexia party to provide liquidity or collateral as required under the Guaranteed Liquidity Facilities (a "Liquidity Default Trigger") or (ii) the failure by either Dexia SA or DCL to transfer the required amount of eligible collateral under the credit support annex of the applicable Dexia Put Contract (a "Collateral Default Trigger");

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

    provided, that Dexia SA and DCL have the right to elect to pay only the difference between the amount of the expected principal or interest payment and the amount of the actual principal or interest payment, in each case, as such amounts come due, rather than paying an amount equal to the outstanding principal amount of applicable FSAM asset; and/or

  •
  in exchange for funds in an amount equal to the lesser of (a) the aggregate outstanding principal amount of all FSAM assets in the relevant portfolio and (b) the aggregate outstanding principal balance of all of the GICs, upon the occurrence of an insolvency event with respect to Dexia SA as set forth in the Dexia Put Contracts (a "Bankruptcy Trigger").

        To secure each Dexia Put Contract, Dexia SA and DCL will, pursuant to the related credit support annex, post eligible highly liquid collateral having an aggregate value (subject to agreed reductions) equal to at least the excess of (a) the aggregate principal amount of all outstanding GICs over (b) the aggregate mark-to-market value of FSAM's assets. Prior to September 29, 2011 (the "Expected First Collateral Posting Date"), the aggregate mark-to-market value of the FSAM assets related to the Guaranteed Put Contract will be deemed to be equal to the aggregate unpaid principal balance of such assets for purposes of calculating their mark-to-market value. As a result, it is expected that Dexia SA and DCL will not be required to post collateral until the Expected First Collateral Posting Date. Additional collateralization is required in respect of certain other liabilities of FSAM.

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

        Despite the execution of such documentation, the Company remains subject to the risk that Dexia or even the Belgian state and/or the French state may not make payments or securities available (a) on a timely basis, which is referred to as "liquidity risk," or (b) at all, which is referred to as "credit risk," because of the risk of default. Even if Dexia and/or the Belgian state or the French state have sufficient assets to pay all amounts when due, concerns regarding Dexia's or such states' financial condition or willingness to comply with their obligations could cause one or more rating agencies to view negatively the ability or willingness of Dexia or such states to perform under their various agreements and could negatively affect the Company's ratings.

        One situation in which AGM may be required to pay claims in respect of AGMH's former financial products business if Dexia or if the Belgian or French states do not comply with their obligations is if AGM is downgraded. Most of the GICs insured by AGM allow for the withdrawal of GIC funds in the event of a downgrade of AGM, unless the relevant GIC issuer posts collateral or otherwise enhances its credit. Most GICs insured by AGM allow for the termination of the GIC contract and a withdrawal of GIC funds in the event of a downgrade of AGM below a specified threshold, generally below A- by S&P or A3 by Moody's, with no right of the GIC issuer to avoid such withdrawal by posting collateral or otherwise enhancing its credit. Each GIC contract stipulates the thresholds below which the GIC provider must post eligible collateral along with the types of securities eligible for posting and the collateralization percentage applicable to each security type. These collateralization percentages range from 100% of the GIC balance for cash posted as collateral to, typically, 108% for asset-backed securities. At December 31, 2009, a downgrade of AGM to below AA- by S&P and Aa3 by Moody's (i.e., A+ by S&P and A1 by Moody's) would result in withdrawal of $545 million of GIC funds and the need to post collateral on GICs with a balance of $8,625 million. In the event of such a downgrade, assuming an average margin of 105%, the market value as of December 31, 2009 that the GIC issuers would be required to post in order to avoid withdrawal of any GIC funds would be $9,056 million.

        As of December 31, 2009, the accreted value of the liabilities of the Financial Products Companies exceeded the market value of their assets by approximately $1.3 billion (before any tax effects and including the aggregate net market value of the derivative portfolio of $128 million). If Dexia or if the Belgian or French states do not fulfill their contractual obligations, the Financial Products Companies may not have the financial ability to pay upon the withdrawal of GIC funds or post collateral or make other payments in respect of the GICs, thereby resulting in claims upon the AGM financial guaranty insurance policies. If AGM is required to pay a claim due to a failure of the Financial Products Companies to pay amounts in respect of the GICs, AGM is subject to the risk that the GICs will not be paid from funds received from Dexia or the Belgian state and/or the French state before it is required to make payment under its financial guaranty policies or that it will not receive the guaranty payment at all.

  The MTN Business

        In connection with the Company's AGMH Acquisition, DCL issued a funding guaranty (the "Funding Guaranty") pursuant to which DCL has guaranteed, for the benefit of AGM and Financial Security Assurance International, Ltd. (the "Beneficiaries" or the "FSA Parties"), the payment to or on behalf of the relevant Beneficiary of an amount equal to the payment required to be made under an FSA Policy (as defined below) issued by that Beneficiary and a reimbursement guaranty (the "Reimbursement Guaranty" and, together with the Funding Guaranty, the "Dexia Crédit Local Guarantees") pursuant to which DCL has guaranteed, for the benefit of each Beneficiary, the payment to the applicable Beneficiary of reimbursement amounts related to payments made by that Beneficiary following a claim for payment under an obligation insured by an FSA Policy. Under a Separation Agreement dated as of July 1, 2009 among DCL, the FSA Parties, FSA Global Funding Limited ("FSA Global") and Premier International Funding Co. ("Premier"), and the Dexia Crédit Local Guarantees, DCL agreed to fund, on behalf of the FSA Parties, 100% of all policy claims made under the financial guaranty insurance policies issued by the FSA Parties (the "FSA Policies") in relation to the medium-term note issuance program of FSA Global (the "MTN Business"). Without limiting DCL's obligation to fund 100% of all policy claims under those FSA Policies, the FSA Parties will have a separate obligation to remit to DCL a certain percentage (ranging from 0% to 25%) of those policy claims. AGM, the Company and related parties are also protected against losses arising out of or as a result of the MTN Business through an indemnification agreement with DCL.

  The Leveraged Lease Business

        On July 1, 2009, DCL, acting through its New York Branch ("Dexia Crédit Local (NY)"), and AGM entered into a Strip Coverage Liquidity and Security Agreement (the "Strip Coverage Facility") pursuant to which Dexia Crédit Local (NY) agreed to make loans to AGM, for the purpose of financing the payment of claims under certain financial guaranty insurance policies ("strip policies") that were outstanding as of November 13, 2008 and issued by AGM, or an affiliate or a subsidiary of AGM. The strip policies guaranteed the payment of unfunded strip coverage amounts to a lessor in a leveraged lease transaction, in the event that a tax-exempt entity defaulted on its obligation to pay this portion of its early termination payment. AGM may request advances under the Strip Coverage Facility without any explicit limit on the number of loan requests, provided that the aggregate principal amount of loans outstanding as of any date may not exceed $1 billion (the "Commitment Amount"). The Commitment Amount:

  (a)
  may be reduced at the option of AGM without a premium or penalty; and

  (b)
  will be reduced in the amounts and on the dates described in the Strip Coverage Facility either in connection with the scheduled amortization of the Commitment Amount or if AGM's consolidated net worth as of June 30, 2014 is less than a specified consolidated net worth.

        As of December 31, 2009, no advances were outstanding under the Strip Coverage Facility.

        Dexia Crédit Local (NY)'s commitment to make advances under the Strip Coverage Facility is subject to the satisfaction by AGM of customary conditions precedent, including compliance with certain financial covenants, and will terminate at the earliest of (A) the occurrence of a change of control with respect to AGM, (B) the reduction of the Commitment Amount to $0 and (C) January 31, 2042.

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

        With respect to a significant portion of the Company's in-force financial guaranty reinsurance business, due to the downgrade of AG Re to A1, subject to the terms of each reinsurance agreement, the ceding company may have the right to recapture business ceded to AG Re and assets representing substantially all of the statutory unearned premium and loss reserves (if any) associated with that business. As of December 31, 2009, the statutory unearned premium, which represents deferred revenue to the Company, subject to recapture was approximately $155.7 million. If this entire amount were recaptured, it would result in a corresponding one-time reduction to net income of approximately $20.2 million.

        Additionally, if the ratings of the Company's insurance subsidiaries were reduced below current levels, the Company could be required to make a termination payment on certain of its credit derivative contracts as determined under the relevant documentation. As of the date of this filing, if AGC's ratings were downgraded to levels between BBB or Baa2 and BB+ or Ba1, certain CDS counterparties could terminate certain CDS contracts covering approximately $6.0 billion par insured, compared to approximately $17.0 billion as of December 31, 2008. As of the date of this filing, none of AG Re, AGRO or AGM had any material CDS exposure subject to termination based on its rating. The Company does not believe that it can accurately estimate the termination payments it could be required to make if, as a result of any such downgrade, a CDS counterparty terminated its CDS contracts with the Company. These payments could have a material adverse effect on the Company's liquidity and financial condition.

        Under a limited number of other CDS contracts, the Company may be required to post eligible securities as collateral—generally cash or U.S. government or agency securities. For certain of such contracts, this requirement is based on a mark-to-market valuation, as determined under the relevant documentation, in excess of contractual thresholds that decline or are eliminated if the Company's ratings decline. Under other contracts, the Company has negotiated caps such that the posting requirement cannot exceed a certain amount. As of December 31, 2009, without giving effect to thresholds that apply under current ratings, the amount of par that is subject to collateral posting is approximately $20.1 billion. Counterparties have agreed that for approximately $18.4 billion of that $20.1 billion, the maximum amount that the Company could be required to post at current ratings is $435 million; if AGC were downgraded to A- by S&P or A3 by Moody's, that maximum amount would be $485 million. As of December 31, 2009, the Company had posted approximately $649.6 million of collateral in respect of approximately $20.0 billion of par insured. The Company may be required to post additional collateral from time to time, depending on its ratings and on the market values of the transactions subject to the collateral posting.

Credit Risk

        The recent credit crisis and related turmoil in the global financial system has had and may continue to have an impact on the Company's business. On September 15, 2008, Lehman Brothers Holdings Inc. filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York and its subsidiary Lehman Brothers International (Europe) ("LBIE") was placed into administration in the U.K. The Company has not received payment since September 15, 2008. AG Financial Products Inc. was party to an ISDA master agreement with LBIE. AG Financial Products did not receive any payments on transactions under such ISDA master agreement after September 15, 2008 and terminated the agreement in July 2009.

        As of December 31, 2009, the present value of future installments ("PVI") of the Company's CDS contracts with counterparties in the financial services industry was approximately $646.9 million. The largest counterparties were:

Counterparty	PVI Amount
(in millions)
Deutsche Bank AG	$164.9
Dexia Bank	64.4
Barclays Capital	51.4
RBS/ABN AMRO	39.5
Morgan Stanley Capital Services Inc.	37.5
Rabobank International	34.5
BNP Paribas Finance Inc.	33.3
Other(1)	221.4

Total	$646.9

(1)
Each counterparty within the "Other" category represents less than 5% of the total.

Market Risk

        Market risk represents the potential for losses that may result from changes in the value of a financial instrument as a result of changes in market conditions. The primary market risks that impact the value of the Company's financial instruments are interest rate risk, and credit spread risk. Each of these risks and the specific types of financial instruments impacted are described below. Senior managers in the Company's surveillance department are responsible for monitoring risk limits and applying risk measurement methodologies. The estimation of potential losses arising from adverse changes in market conditions is a key element in managing market risk. The Company uses various systems, models and stress test scenarios to monitor and manage market risk. These models include estimates made by management that use current and historic market information. The valuation results from these models could differ materially from amounts that actually are realized in the market.

        Financial instruments that may be adversely affected by changes in interest rates consist primarily of investment securities. The primary objective in managing the Company's investment portfolio is generation of an optimal level of after-tax investment income while preserving capital and maintaining adequate liquidity. Investment strategies are based on many factors, including the Company's tax position, fluctuation in interest rates, regulatory and rating agency criteria and other market factors. Prior to mid-October 2009, the Company's investment portfolio was managed by BlackRock Financial Management, Inc. and Western Asset Management. In mid-October 2009, in addition to BlackRock Financial Management, Inc., the Company retained Deutsche Investment Management Americas Inc., General Re-New England Asset Management, Inc. and Wellington Management Company, LLP to manage the Company's investment portfolio. The Company's investment managers have discretionary authority over the Company's investment portfolio within the limits of the Company's investment guidelines approved by the Company's Board of Directors.

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

Valuation of Credit Derivatives

        Unrealized gains and losses on credit derivatives are a function of changes in the estimated fair value of the Company's credit derivative contracts. If credit spreads of the underlying obligations change, the fair value of the related credit derivative changes. Market liquidity could also impact valuations of the underlying obligations. As such, Assured Guaranty experiences mark-to-market gains or losses. The Company considers the impact of its own credit risk, together with credit spreads on the risk that it assumes through CDS contracts, in determining the fair value of its credit derivatives. The Company determines its own credit risk based on quoted CDS prices traded on the Company at each balance sheet date. The quoted price of CDS contracts traded on AGC at December 31, 2009 and December 31, 2008 was 634 basis points and 1,775 basis points, respectively. The quoted price of CDS contracts traded on AGM at December 31, 2009 and July 1, 2009 was 541 bps and 1,047 bps, respectively. Historically, the price of CDS traded on AGC and AGM moves directionally the same as general market spreads. Generally, a widening of the CDS prices traded on AGC and AGM has an effect of offsetting unrealized losses that result from widening general market credit spreads, while a narrowing of the CDS prices traded on AGC and AGM has an effect of offsetting unrealized gains that result from narrowing general market credit spreads. An overall narrowing of spreads generally results in an unrealized gain on credit derivatives for the Company and an overall widening of spreads generally results in an unrealized loss for the Company.

        The impact of changes in credit spreads will vary based upon the volume, tenor, interest rates, and other market conditions at the time these fair values are determined. In addition, since each transaction has unique collateral and structure terms, the underlying change in fair value of each transaction may vary considerably. The fair value of credit derivative contracts also reflects the change in the Company's own credit cost, based on the price to purchase credit protection on AGC and AGM. During 2009, the Company incurred net pre-tax unrealized losses on credit derivatives of $337.8 million. As of December 31, 2009 the net credit liability included a reduction in the liability of $4.3 billion representing AGC's and AGM's credit value adjustment, which was based on the market cost of AGC's and AGM's credit protection of 634 and 541 basis points, respectively. Management believes that the trading level of AGC's and AGM's credit spread was due to the correlation between AGC's and AGM's risk profile and that experienced currently by the broader financial markets and increased demand for credit protection against AGC and AGM as the result of its financial guaranty direct segment financial guarantee volume, as well as the overall lack of liquidity in the CDS market. Offsetting the benefit attributable to AGC's and AGM's credit spread were declines in fixed income security market prices primarily attributable to widening spreads in certain markets as a result of the continued deterioration in credit markets and some credit rating downgrades. The higher credit spreads in the fixed income security market were primarily due to continuing market concerns over the most recent vintages of subprime RMBS and trust-preferred securities.

        The total notional amount of credit derivative exposure outstanding as of December 31, 2009 and December 31, 2008 and included in the Company's financial guaranty exposure was $122.4 billion and $75.1 billion, respectively. The increase was due to the AGMH Acquisition.

        The Company generally holds these credit derivative contracts to maturity. The unrealized gains and losses on derivative financial instruments will reduce to zero as the exposure approaches its maturity date, unless there is a payment default on the exposure or early termination.

        The following table summarizes the estimated change in fair values on the net balance of the Company's credit derivative positions assuming immediate parallel shifts in credit spreads on AGC and AGM and on the risks that they both assume:

	As of December 31, 2009
Credit Spreads(1)	Estimated Net Fair Value (Pre-Tax)	Estimated Pre-Tax Change in Gain/(Loss)
	(in millions)
100% widening in spreads	$(3,700.9)	$(2,158.8)
50% widening in spreads	(2,623.5)	(1,081.4)
25% widening in spreads	(2,084.8)	(542.7)
10% widening in spreads	(1,761.6)	(219.5)
Base Scenario	(1,542.1)	—
10% narrowing in spreads	(1,389.7)	152.4
25% narrowing in spreads	(1,159.3)	382.8
50% narrowing in spreads	(782.0)	760.1

(1)
Includes the effects of spreads on both the underlying asset classes and the Company's own credit spread.

Valuation of Investments

        As of December 31, 2009 and December 31, 2008, the Company had total investments of $10.8 billion and $3.6 billion, respectively. The fair values of all of its investments are calculated from independent market valuations. The fair values of the Company's U.S. Treasury securities are primarily determined based upon broker dealer quotes obtained from several independent active market makers. The fair values of the Company's portfolio other than U.S. Treasury securities are determined primarily using matrix pricing models. The matrix pricing models incorporate factors such as tranche type, collateral coupons, average life, payment speeds, and spreads, in order to calculate the fair values of specific securities owned by the Company. As of December 31, 2009, 97.8% of the Company's fixed maturity securities were classified as Level 2, 2.2% were classified as Level 3 and its short-term investments were classified as either Level 1 or Level 2. As of December 31, 2008, all of its fixed maturity securities were classified as Level 2 and its short-term investments were classified as either Level 1 or Level 2.

        As of December 31, 2009, approximately 84.6% of the Company's investments were long-term fixed maturity securities, and its portfolio had an average duration of 4.4 years, compared with 86.9% and 4.1 years as of December 31, 2008. Changes in interest rates affect the value of its fixed maturity portfolio. As interest rates fall, the fair value of fixed maturity securities increases and as interest rates rise, the fair value of fixed maturity securities decreases. The Company's portfolio is comprised primarily of high-quality, liquid instruments. The Company continues to receive sufficient information to value its investments and has not had to modify its approach due to the current market conditions.

        The following table summarizes the estimated change in fair value on the Company's investment portfolio based upon an assumed parallel shift in interest rates across the entire yield curve:

As of December 31, 2009
Change in Interest Rates	Estimated Increase (Decrease) in Fair Value
(in millions)
300 basis point rise	$(1,409.0)
200 basis point rise	(958.7)
100 basis point rise	(480.0)
100 basis point decline	457.1
200 basis point decline	827.3
300 basis point decline	1,057.2

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

        The Audit Committee meets with management, the independent registered public accounting firm and the outside firm engaged to perform internal audit functions for the Company; approves the overall scope of audit work and related fee arrangements; and reviews audit reports and findings. In addition, the independent registered public accounting firm and the outside firm engaged to perform internal audit functions for the Company meets separately with the Audit Committee, without management representatives present, to discuss the results of their audits; the adequacy of the Company's internal control; the quality of its financial reporting; and the safeguarding of assets against unauthorized acquisition, use or disposition.

        The consolidated financial statements have been audited by an independent registered public accounting firm, PricewaterhouseCoopers LLP, who were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and committees of the Board. The Company believes that all representations made to the Company's independent registered public accounting firm during their audits were valid and appropriate.

Internal Control Over Financial Reporting

        The management of Assured Guaranty Ltd. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

        As of December 31, 2009, management has evaluated the effectiveness of the Company's internal control over financial reporting based on the criteria established in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company has concluded that Assured Guaranty Ltd.'s internal control over financial reporting was effective as of December 31, 2009.

        The effectiveness of the Company's internal controls over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this Item under the heading "Report of Independent Registered Public Accounting Firm."

/s/ DOMINIC J. FREDERICO Dominic J. Frederico President and Chief Executive Officer	/s/ ROBERT B. MILLS Robert B. Mills Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Assured Guaranty Ltd.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of shareholders' equity and of cash flows, present fairly, in all material respects, the financial position of Assured Guaranty Ltd. and its subsidiaries (the "Company") at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Responsibility for Financial Statements and Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it recognizes other than temporary impairments for debt securities classified as available-for-sale effective April 1, 2009. As discussed in Note 5 to the consolidated financial statements, the Company changed the manner in which it accounts for financial guaranty insurance contracts effective January 1, 2009.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
New York, New York
March 1, 2010

Assured Guaranty Ltd.

Consolidated Balance Sheets

(dollars in thousands except per share and share amounts)

	As of December 31,
	2009	2008
ASSETS
Investment portfolio:
Fixed maturity securities, available-for-sale, at fair value (amortized cost of $8,943,909 and $3,162,308)	$9,139,900	$3,154,137
Short term investments, at cost which approximates fair value	1,668,279	477,197

Total investment portfolio	10,808,179	3,631,334
Assets acquired in refinancing transactions	152,411	—
Cash	44,133	12,305
Premiums receivable, net of ceding commissions payable	1,418,232	15,743
Ceded unearned premium reserve	1,051,971	18,856
Deferred acquisition costs	241,961	288,616
Reinsurance recoverable on unpaid losses	14,122	222
Credit derivative assets	492,531	146,959
Committed capital securities, at fair value	9,537	51,062
Deferred tax asset, net	1,158,205	129,118
Goodwill	—	85,417
Salvage and subrogation recoverable	239,476	80,207
Financial guaranty variable interest entities' assets	762,303	—
Other assets	200,375	95,868

TOTAL ASSETS	$16,593,436	$4,555,707

LIABILITIES AND SHAREHOLDERS' EQUITY
Unearned premium reserves	$8,219,390	$1,233,714
Loss and loss adjustment expense reserve	289,470	196,798
Long-term debt	917,362	347,210
Note payable to related party	149,051	—
Credit derivative liabilities	2,034,634	733,766
Reinsurance balances payable, net	186,744	17,957
Financial guaranty variable interest entities' liabilities	762,652	—
Other liabilities	513,974	100,040

TOTAL LIABILITIES	13,073,277	2,629,485

COMMITMENTS AND CONTINGENCIES
Common stock ($0.01 par value, 500,000,000 shares authorized; 184,162,896 and 90,955,703 shares issued and outstanding in 2009 and 2008)	1,842	910
Additional paid-in capital	2,584,983	1,284,370
Retained earnings	789,869	638,055
Accumulated other comprehensive income, net of deferred tax provision (benefit) of $58,551 and $(1,302)	141,814	2,887
Deferred equity compensation (181,818 shares)	2,000	—

TOTAL SHAREHOLDERS' EQUITY ATTRIBUTABLE TO ASSURED GUARANTY LTD	3,520,508	1,926,222
Noncontrolling interest of financial guaranty variable interest entities	(349)	—

TOTAL SHAREHOLDERS' EQUITY	3,520,159	1,926,222

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$16,593,436	$4,555,707

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Operations

(dollars in thousands except per share amounts)

	For the Years Ended December 31,
	2009	2008	2007
Revenues
Net earned premiums	$930,429	$261,398	$159,259
Net investment income	259,222	162,558	128,092
Net realized investment gains (losses):
Other-than-temporary impairment ("OTTI") losses	(74,022)	(71,268)	—
Less: portion of OTTI loss recognized in other comprehensive income	(28,176)	—	—
Other net realized investment gains (losses)	13,184	1,467	(1,344)

Net realized investment gains (losses)	(32,662)	(69,801)	(1,344)
Net change in fair value of credit derivatives:
Realized gains and other settlements	163,558	117,589	73,992
Net unrealized gains (losses)	(337,810)	38,034	(670,403)

Net change in fair value of credit derivatives	(174,252)	155,623	(596,411)
Fair value gain (loss) on committed capital securities	(122,940)	42,746	8,316
Financial guaranty variable interest entities revenues	8,620	—	—
Other income	61,170	664	485

Total Revenues	929,587	553,188	(301,603)

Expenses
Loss and loss adjustment expenses	377,840	265,762	5,778
Amortization of deferred acquisition costs	53,899	61,249	43,150
Assured Guaranty Municipal Holdings Inc. ("AGMH") acquisition-related expenses	92,239	—	—
Interest expense	62,783	23,283	23,529
Goodwill and settlement of pre-existing relationship	23,341	—	—
Financial guaranty variable interest entities expenses	9,776	—	—
Other operating expenses	176,817	90,563	88,965

Total expenses	796,695	440,857	161,422

Income (loss) before income taxes	132,892	112,331	(463,025)
Provision (benefit) for income taxes
Current	217,253	332	12,383
Deferred	(180,391)	43,116	(172,136)

Total provision (benefit) for income taxes	36,862	43,448	(159,753)

Net income (loss)	96,030	68,883	(303,272)
Less: Noncontrolling interest of variable interest entities	(1,156)	—	—

Net income (loss) attributable to Assured Guaranty Ltd.	$97,186	$68,883	$(303,272)

Earnings (loss) per share:
Basic	$0.77	$0.78	$(4.38)
Diluted	$0.75	$0.77	$(4.38)
Dividends per share	$0.18	$0.18	$0.16

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Comprehensive Income

(dollars in thousands)

	For the Years Ended December 31,
	2009	2008	2007
Net income (loss)	$96,030	$68,883	$(303,272)
Unrealized holding gains (losses) arising during the period on:
Available-for-sale securities with no other-than-temporary impairment, net of deferred income tax provision (benefit) of $69,163, $(28,629), and $384	191,777	(109,408)	13,638
Available-for-sale securities with other-than-temporary impairment, net of deferred income tax provision (benefit) of $(2,328), $0 and $0	(25,848)	—	—

Unrealized holding gains (losses) during the period, net of tax	165,929	(109,408)	13,638
Less: reclassification adjustment for gains (losses) included in net income (loss), net of deferred income tax provision (benefit) of $1,435, $(7,106), and $(18)	(34,097)	(62,695)	(1,327)

Change in net unrealized gains on available-for-sale securities	200,026	(46,713)	14,965
Change in cumulative translation adjustment	(3,000)	(6,611)	199
Cash flow hedge	(418)	(418)	(418)

Other comprehensive income (loss)	196,608	(53,742)	14,746

Comprehensive income (loss)	$292,638	$15,141	$(288,526)
Less: Comprehensive income (loss) attributable to noncontrolling interest of variable interest entities	(1,127)	—	—

Comprehensive income (loss) of Assured Guaranty Ltd.	$293,765	$15,141	$(288,526)

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Shareholders' Equity

For the Years Ended December 31, 2009, 2008 and 2007

(dollars in thousands, except share data)

								Noncontrolling Interest of Financial Guaranty Consolidated Variable Interest Entities
							Total Shareholders' Equity Attributable to Assured Guaranty Ltd.
	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Retained Earnings		Deferred Equity Compensation			Total Shareholders' Equity
	Shares	Amount
Balance, December 31, 2006	67,534,024	$675	$711,256	$896,947	$41,883	$—	$1,650,761	$—	$1,650,761
Cumulative effect of FIN 48 adoption	—	—	—	2,629	—	—	2,629	—	2,629
Net loss	—	—	—	(303,272)	—	—	(303,272)	—	(303,272)
Dividends ($0.16 per share)	—	—	—	(11,048)	—	—	(11,048)	—	(11,048)
Common stock issuance, net of offering costs	12,483,960	125	303,696	—	—	—	303,821	—	303,821
Common stock repurchases	(433,060)	(4)	(9,345)	—	—	—	(9,349)	—	(9,349)
Shares cancelled to pay withholding taxes	(148,533)	(2)	(4,086)	—	—	—	(4,088)	—	(4,088)
Stock options exercises	78,651	1	1,501	—	—	—	1,502	—	1,502
Tax benefit for stock options exercised	—	—	183	—	—	—	183	—	183
Shares issued under Employee Stock Purchase Plan	27,602	—	627	—	—	—	627	—	627
Share-based compensation and other	406,335	4	20,054	—	—	—	20,058	—	20,058
Change in cash flow hedge, net of tax of $(225)	—	—	—	—	(418)	—	(418)	—	(418)
Change in cumulative translation adjustment	—	—	—	—	199	—	199	—	199
Unrealized gain on fixed maturity securities, net of tax of $402	—	—	—	—	14,965	—	14,965	—	14,965

Balance, December 31, 2007	79,948,979	799	1,023,886	585,256	56,629	—	1,666,570	—	1,666,570
Net income	—	—	—	68,883	—	—	68,883	—	68,883
Dividends on common stock ($0.18 per share)	—	—	—	(16,015)	—	—	(16,015)	—	(16,015)
Dividends on restricted stock units	—	—	69	(69)	—	—	—	—	—
Common stock issuance, net of offering costs	10,651,896	107	248,948	—	—	—	249,055	—	249,055
Shares cancelled to pay withholding taxes	(188,998)	(2)	(4,449)	—	—	—	(4,451)	—	(4,451)
Stock options exercises	19,000	—	342	—	—	—	342	—	342
Tax benefit for stock options exercised	—	—	16	—	—	—	16	—	16
Shares issued under Employee Stock Purchase Plan	29,610	—	425	—	—	—	425	—	425
Share-based compensation and other	495,216	6	15,133	—	—	—	15,139	—	15,139
Change in cash flow hedge, net of tax of $(225)	—	—	—	—	(418)	—	(418)	—	(418)
Change in cumulative translation adjustment	—	—	—	—	(6,611)	—	(6,611)	—	(6,611)
Unrealized loss on fixed maturity securities, net of tax of $(21,523)	—	—	—	—	(46,713)	—	(46,713)	—	(46,713)

Balance, December 31, 2008	90,955,703	$910	$1,284,370	$638,055	$2,887	$—	$1,926,222	$—	$1,926,222

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Shareholders' Equity

For the Years Ended December 31, 2009, 2008 and 2007

(dollars in thousands, except share data)

								Noncontrolling Interest of Financial Guaranty Consolidated Variable Interest Entities
							Total Shareholders' Equity Attributable to Assured Guaranty Ltd.
					Accumulated Other Comprehensive Income (Loss)
	Common Stock
			Additional Paid-in Capital	Retained Earnings		Deferred Equity Compensation			Total Shareholders' Equity
	Shares	Amount
Balance, December 31, 2008	90,955,703	$910	$1,284,370	$638,055	$2,887	$—	$1,926,222	$—	$1,926,222
Cumulative effect of accounting change-Adoption of ASC 944-20 effective January 1, 2009	—	—	—	19,443	—	—	19,443	—	19,443

Balance at the beginning of the year, adjusted	90,955,703	910	1,284,370	657,498	2,887		1,945,665	—	1,945,665
Cumulative effect of accounting change-Adoption of ASC 320-10-65-1 effective April 1, 2009	—	—	—	57,652	(57,652)	—	—	—	—
Issuance of stock for AGMH acquisition	22,153,951	222	275,653	—	—	—	275,875	—	275,875
Consolidation of financial guaranty variable interest entities	—	—	—	—	—	—	—	778	778
Net income	—	—	—	97,186	—	—	97,186	(1,156)	96,030
Dividends on common stock ($0.18 per share)	—	—	—	(22,332)	—	—	(22,332)	—	(22,332)
Dividends on restricted stock units	—	—	135	(135)	—	—	—	—	—
Common stock issuance, net of offering costs	71,787,600	718	1,021,132	—	—	—	1,021,850	—	1,021,850
Common stock repurchases	(1,010,050)	(10)	(3,666)	—	—	—	(3,676)	—	(3,676)
Shares cancelled to pay withholding taxes	(122,806)	(1)	(1,305)	—	—	—	(1,306)	—	(1,306)
Shares acquired under deferred compensation plan	—	—	(2,000)			2,000	—	—	—
Stock options exercises	10,667	—	244	—	—	—	244	—	244
Tax benefit for stock options exercised	—	—	(16)	—	—	—	(16)	—	(16)
Shares issued under Employee Stock Purchase Plan	39,054	—	395	—	—	—	395	—	395
Share-based compensation and other	348,777	3	10,041	—	—	—	10,044	—	10,044
Change in cash flow hedge, net of tax of $(225)	—	—	—	—	(418)	—	(418)	—	(418)
Change in cumulative translation adjustment	—	—	—	—	(3,029)	—	(3,029)	29	(3,000)
Unrealized gain on fixed maturity securities, net of tax of $65,400	—	—	—	—	200,026	—	200,026	—	200,026

Balance, December 31, 2009	184,162,896	$1,842	$2,584,983	$789,869	$141,814	$2,000	$3,520,508	$(349)	$3,520,159

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Cash Flows

(dollars in thousands)

	For the Years Ended December 31,
	2009	2008	2007
Operating activities
Net income (loss)	$96,030	$68,883	$(303,272)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Non-cash interest and operating expenses	16,250	16,328	21,354
Net amortization of premium on fixed maturity securities	21,997	2,397	2,649
Accretion of discount on net premium receivable	(28,735)	—	—
Provision (benefit) for deferred income taxes	(180,391)	43,116	(172,136)
Net realized investment losses (gains)	32,662	69,801	1,344
Unrealized losses (gains) on credit derivatives	337,810	(38,034)	670,403
Fair value loss (gain) on committed capital securities	122,940	(42,746)	(8,316)
Goodwill and settlements of pre-existing relationship	23,341	—	—
Other income	(20,691)	—	—
Change in deferred acquisition costs	31,646	(29,318)	(42,269)
Change in premiums receivable, net of ceding commissions	148,398	12,059	(5,029)
Change in ceded unearned premium reserves	200,673	(5,326)	(8,994)
Change in unearned premium reserves	(711,937)	346,543	257,705
Change in reserves for losses and loss adjustment expenses, net	(31,561)	16,583	8,391
Change in funds held under reinsurance contracts	(30,239)	5,329	3,942
Change in current income taxes	175,873	(22,046)	(6,346)
Other changes in credit derivatives assets and liabilities, net	15,802	7,197	(6,744)
Other	59,302	(23,777)	(26,832)

Net cash flows provided by (used by) operating activities	279,170	426,989	385,850

Investing activities
Fixed maturity securities:
Purchases	(2,287,668)	(1,272,024)	(1,054,591)
Sales	1,519,300	532,144	786,590
Maturities	217,895	11,730	24,724
(Purchases) sales of short-term investments, net	(397,100)	78,535	(421,112)
Cash paid to acquire AGMH, net of cash acquired	(458,998)	—	—
Paydowns and proceeds from sales of assets acquired in refinancing transactions	14,670	—	—
Other	(5,320)	—	—

Net cash flows provided by (used for) investing activities	(1,397,221)	(649,615)	(664,389)

Financing activities
Net proceeds from issuance of common stock	1,022,096	248,967	304,016
Net proceeds from issuance of equity units	167,972	—	—
Dividends paid	(22,332)	(16,015)	(11,032)
Repurchases of common stock	(3,676)	—	(9,349)
Share activity under option and incentive plans	(667)	(3,632)	(1,957)
Tax benefit for stock options exercised	(16)	16	183
Debt issue costs	—	—	(425)
Repayment of note payable	(14,823)	—	—

Net cash flows provided by (used for) financing activities	1,148,554	229,336	281,436
Effect of exchange rate changes	1,325	(2,453)	366

Increase (decrease) in cash	31,828	4,257	3,263
Cash at beginning of year	12,305	8,048	4,785

Cash at end of year	$44,133	$12,305	$8,048

Supplemental cash flow information
Cash paid during the year for:
Income taxes	$27,849	$18,743	$28,917
Interest	$56,418	$23,600	$23,677
Claims, net of reinsurance recoverable	$670,005	$257,718	$(4,135)

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

1. Business and Organization

        Assured Guaranty Ltd. ("AGL" or together with its subsidiaries, "Assured Guaranty" or the "Company") is a Bermuda-based holding company which provides, through its operating subsidiaries, credit enhancement products to the public finance, structured finance and mortgage markets. References to "Assured Guaranty" or the "Company" are to AGL together with its subsidiaries. Credit enhancement products are financial guaranties or other types of financial credit support, including credit derivatives that improve the credit of underlying debt obligations. The Company issues credit and credit enhancement policies that are accounted for as both insurance and credit derivatives.

        The insurance subsidiaries of AGL are Assured Guaranty Corp. ("AGC"), Assured Guaranty Re Ltd. ("AG Re"), Assured Guaranty Re Overseas Ltd. ("AGRO"), Assured Guaranty Mortgage Insurance Company ("AGMIC"), Assured Guaranty (UK) Ltd. ("AGUK") and, as of July 1, 2009, Assured Guaranty Municipal Corp., formerly known as Financial Security Assurance Inc. ("AGM"), FSA Insurance Company ("FSAIC"), Financial Security Assurance International Ltd. ("FSA International"), and Assured Guaranty (Europe) Ltd., (formerly known as Financial Security Assurance (U.K.) Limited, "AGE").

        The Financial Security Assurance Inc. name change to Assured Guaranty Municipal Corp. became effective November 9, 2009. Financial Security Assurance (U.K.) Ltd. was renamed to Assured Guaranty (Europe) Ltd. effective December 31, 2009.

        On July 1, 2009 (the "Acquisition Date"), the Company acquired Financial Security Assurance Holdings Ltd. (subsequently renamed Assured Guaranty Municipal Holdings Inc., which, together with its subsidiaries acquired by the Company is referred to as "AGMH") and most of its subsidiaries, including AGM, from Dexia Holdings Inc. ("Dexia Holdings") (the "AGMH Acquisition"). The AGMH Acquisition excluded AGMH's subsidiaries that made up AGMH's financial products segment (the "Financial Products Companies"). The Financial Products Companies were sold to Dexia Holdings prior to the AGMH Acquisition. AGM is a New York domiciled financial guaranty insurance company and the principal operating subsidiary of AGMH. AGMH's financial guaranty insurance subsidiaries participated in the same markets and issued financial guaranty contracts similar to those of the Company.

Segments

        The Company's business includes four segments: financial guaranty direct, financial guaranty reinsurance, mortgage guaranty and other. The financial guaranty direct segment is reported net of business ceded to external reinsurers. The financial guaranty segments include contracts accounted for as both insurance and credit derivatives. These segments are further discussed in Note 22.

Financial Guaranty Direct and Reinsurance

        Financial guaranty insurance provides an unconditional and irrevocable guaranty that protects the holder of a financial obligation against non-payment of principal and interest when due. Upon an issuer's default, the Company is required under the financial guaranty contract to pay the principal and interest when due in accordance with the underlying contract. Financial guaranty insurance may be issued to the holders of the insured obligations at the time of issuance of those obligations, or may be issued in the secondary market to holders of public bonds and structured securities. Under a reinsurance agreement, the reinsurer receives a premium and, in exchange, agrees to indemnify another

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

1. Business and Organization (Continued)

insurer, called the ceding company, for part or all of the liability of the ceding company under one or more financial guaranty insurance policies that the ceding company has issued. A financial guaranty contract written in credit derivative form is a financial instrument whose characteristics and value depend upon the characteristics and value of an underlying obligation and is governed by International Swaps and Derivatives Association, Inc. ("ISDA") documentation. See Note 6. The Company markets its products directly to and through financial institutions, serving the U.S. and international markets.

        Prior to the AGMH Acquisition, AG Re assumed business from AGM and it continues to do so. For periods prior to the AGMH Acquisition, the Company reported the business assumed from AGMH in the financial guaranty reinsurance segment, reflecting the separate organizational structures as of those reporting dates. As a result, prior period segment results are consistent with the amounts previously reported by segment. For periods subsequent to the AGMH Acquisition, the Company included all financial guaranty business written by AGMH in the financial guaranty direct segment and the AGMH business assumed by AG Re is eliminated from the financial guaranty reinsurance segment.

        Public finance obligations insured by the Company consist primarily of general obligation bonds supported by the issuers' taxing powers, tax-supported bonds and revenue bonds and other obligations of states, their political subdivisions and other municipal issuers supported by the issuers' or obligors' covenant to impose and collect fees and charges for public services or specific projects. Public finance obligations include obligations backed by the cash flow from leases or other revenues from projects serving substantial public purposes, including government office buildings, toll roads, health care facilities and utilities.

        Structured finance obligations insured by the Company were generally issued in structured transactions and are backed by pools of assets such as residential mortgage loans, consumer or trade receivables, securities or other assets having an ascertainable cash flow or market value. The Company insured synthetic asset- backed obligations that generally took the form of credit default swap ("CDS") obligations or credit-linked notes that reference asset-backed securities ("ABS") or pools of securities or other obligations, with a defined deductible to cover credit risks associated with the referenced securities or loans.

Mortgage Guaranty

        Mortgage guaranty insurance provides protection to mortgage lending institutions against the default by borrowers on mortgage loans that, at the time of the advance, had a loan to value ratio in excess of a specified ratio. The Company has not been active in writing new business in this segment since 2007. The in-force book of mortgage business consists of assumed risks undertaken by primary mortgage insurers. Reinsurance in the mortgage guaranty insurance industry is used to increase the insurance capacity of the ceding company, to assist the ceding company in meeting applicable regulatory and rating agency requirements, to augment the financial strength of the ceding company, and to manage the ceding company's risk profile. The Company provides mortgage guaranty protection on an excess of loss basis.
Other

        The Company has participated in several lines of business that are reflected in its historical financial statements but that the Company exited in connection with its 2004 initial public offering

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

1. Business and Organization (Continued)

("IPO"). The results from these lines of business make up the Company's "other" segment, discussed in Note 22.

Current Status of Ratings

        Obligations insured by the Company are generally awarded ratings on the basis of the financial strength ratings given to the Company's insurance company subsidiaries by the major securities rating agencies.

        On February 24, 2010, at the request of the Company, Fitch Ratings, Inc. ("Fitch") withdrew the insurer financial strength and debt ratings of all of the Company's rated subsidiaries, including AGC, AGM, AG Re, AGUS and AGMH, at their then current levels of AA for AGM, FSAIC, FSA International and AGE, AA- for AGC, AG Re, AGRO, AGMIC and AGUK, A- for the senior debt of both AGUS and AGMH and BBB for the junior subordinated debentures of both AGUS and AGMH. All of such ratings had been on negative outlook. The Company's request had been prompted by Fitch's announcement that it is withdrawing its credit ratings on all insured bonds for which it does not provide an underlying assessment of the obligor, an action that affects the bonds of approximately 90% of the obligors represented in the combined AGM and AGC portfolio. The Company does not believe withdrawal of the Fitch rating will have any material impact on new business production due to the limited number of issuers with an underlying Fitch rating. Withdrawal of the rating has the additional benefits of reducing rating agency volatility, providing the Company more flexibility in managing its capital, and eliminating the rating fees that the Company would otherwise pay to Fitch.

        The Company's subsidiaries have been assigned the following insurance financial strength ratings as of February 26, 2010. These ratings are subject to continuous review:

Rating Agency Ratings and Outlooks(1)

	S&P	Moody's
Assured Guaranty Corp.	AAA	Aa3
Assured Guaranty (UK) Ltd.	AAA	Aa3
Assured Guaranty Municipal Corp.	AAA	Aa3
Assured Guaranty (Europe) Ltd.	AAA	Aa3
FSA Insurance Company	AAA	Aa3
Financial Security Assurance International Ltd.	AAA	Aa3
Assured Guaranty Re Ltd.	AA	A1
Assured Guaranty Re Overseas Ltd.	AA	A1
Assured Guaranty Mortgage Insurance Company	AA	A1

(1)
The outlook of the rating of each company is negative, except for the outlook of the ratings of AG Re, AGRO and AGMIC, which is stable. AAA (Extremely Strong) rating is the highest ranking and AA (Very Strong) is the third highest ranking of the 22 ratings categories used by S&P. Aa3 (Excellent) is the fourth highest ranking and A1 (Good) is the fifth highest ranking of 21 ratings categories used by Moody's.

        Historically, an insurance financial strength rating was an opinion with respect to an insurer's ability to pay under its insurance policies and contracts in accordance with their terms. The opinion is

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

1. Business and Organization (Continued)

not specific to any particular policy or contract. Insurance financial strength ratings do not refer to an insurer's ability to meet non-insurance obligations and are not a recommendation to purchase any policy or contract issued by an insurer or to buy, hold, or sell any security insured by an insurer. More recently, the ratings also reflect qualitative factors, such as the rating agencies' opinion of an insurer's business strategy and franchise value, the anticipated future demand for its product, the composition of its portfolio, and its capital adequacy, profitability and financial flexibility.

        On November 12, 2009, Moody's Investors Service, Inc. ("Moody's") downgraded the insurance financial strength, debt and issuer ratings of AGL and certain of its subsidiaries. AGC and AGUK's insurance financial strength ratings were downgraded to Aa3 from Aa2 and AG Re, AGRO and AGMIC's insurance financial strength ratings were downgraded to A1 from Aa3. All of such ratings are on negative outlook after the Company's December 2009 capital support transactions including a $573.8 million capital issuance. Moody's stated that a key focus of its capital adequacy analysis was the evaluation of Assured Guaranty's exposure to mortgage-related losses. At the same time, Moody's affirmed the Aa3 insurance financial strength ratings of AGM and its affiliated insurance operating companies; all of such ratings have been assigned a negative outlook.

        On October 12, 2009, Fitch downgraded the debt and insurer financial strength ratings of several of the Company's subsidiaries. Until February 24, 2010, when Fitch, at the request of the Company, withdrew the insurer financial strength and debt ratings of all of the Company's rated subsidiaries at their then current levels, Fitch's insurer financial strength ratings for AGC, AGUK, AG Re, AGRO and AGMIC were AA-, and for AGM, FSAIC, FSA International and AGE AA. All of such ratings had been assigned a negative outlook.

        On July 1, 2009, Standard & Poor's Ratings Services, ("S&P") published a Research Update in which it affirmed its "AAA" counterparty credit and financial strength ratings on AGC and AGM. At the same time, S&P revised its outlook on AGC and AGUK to negative from stable and continued its negative outlook on AGM. S&P cited as a rationale for its actions the large single risk concentration exposure that the Company and AGM retain to Belgium and France related to the residual exposure to AGMH's financial products segment prior to the posting of collateral by Dexia S.A. (the parent of Dexia Holdings and together with its subsidiaries, "Dexia"), a Belgian corporation, in October 2011, all in connection with the AGMH Acquisition. In addition, the outlook also reflected S&P's view that the change in the competitive dynamics of the industry—with the potential entrance of new competitors, alternative forms of credit enhancement and limited insurance penetration in the U.S. public finance market—could hurt the companies' business prospects.

        There can be no assurance that rating agencies will not take further action on the Company's ratings. See Note 6 and Note 12 for more information regarding the impact of rating agency actions upon the credit derivative business and the reinsurance business of the Company.

        The Company's business and its financial condition will continue to be subject to risk of the global financial and economic conditions that could materially and negatively affect the demand for its products, the amount of losses incurred on transactions it guarantees, and its financial ratings.

        The Company's estimates of ultimate losses on a policy is subject to significant uncertainty over the life of the insured transaction due to the potential for significant variability in credit performance due to changing economic, fiscal and financial market variability over the long duration of most

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

1. Business and Organization (Continued)

contracts. The determination of expected loss is an inherently subjective process involving numerous estimates, assumptions and judgments by management. The Company's estimates of expected losses on RMBS transactions takes into account expected recoveries from sellers and originators, of the underlying residential mortgages due to breaches in the originator's representations and warranties regarding the loans transferred to the RMBS transaction. Refer to Note 5 for a complete discussion of the significant risks and uncertainties related to our loss estimates and representation and warranty recoveries.

        The Company could be required to make termination payments or post collateral under certain of its credit derivative contracts, which could impair its liquidity, results of operations and financial condition. Refer to Note 6 for a completion discussion of the potential effects of termination payments and collateral postings.

        Insurers that have ceded business to the Company's reinsurance subsidiary AG Re may have the right to recapture this business in the event of a downgrade of AG Re's financial strength ratings, which could lead to a reduction in the Company's unearned premium reserve, net income and future net income. See Note 12.

2. AGMH Acquisition

        On the Acquisition Date, the Company, through its wholly-owned subsidiary AGUS, purchased AGMH and, indirectly, its subsidiaries (excluding those involved in AGMH's financial products business) from Dexia Holdings, an indirect subsidiary of Dexia. The acquired companies are collectively referred to as the "Acquired Companies." The Financial Products Companies were sold to Dexia Holdings prior to the AGMH Acquisition. AGMH's former financial products segment had been in the business of borrowing funds through the issuance of guaranteed investment contracts ("GICs") and medium term notes ("MTNs") and reinvesting the proceeds in investments that met AGMH's investment criteria. The financial products business also included portions of AGMH's leveraged lease business. In connection with the AGMH Acquisition, Dexia Holdings agreed to assume the risks in respect of the GICs and MTNs, and the risks relating to the equity payment undertaking agreement in the leveraged lease business; AGM agreed to retain the risks relating to the debt and strip policy portions of such business. See Note 17.

        The Company is indemnified against exposure to AGMH's former financial products segment through guaranties issued by Dexia and certain of its affiliates. In addition, the Company is protected from exposure to such GIC business through guaranties issued by the French and Belgian governments.

        AGMH is now a wholly owned subsidiary of AGUS and the Company's financial statements subsequent to the Acquisition Date include the activities of AGMH.

        The purchase price paid by the Company was $546.0 million in cash and 22.3 million common shares of AGL with an Acquisition Date fair value of $275.9 million, for a total purchase price of $821.9 million.

        At the closing of the AGMH Acquisition, Dexia Holdings, a Delaware corporation, owned approximately 14.0% of AGL's issued common shares. Dexia Holdings agreed that the voting rights with respect to all AGL's common shares issued pursuant to the purchase agreement providing for the sale of the AGMH shares owned by Dexia Holdings to Assured Guaranty will constitute less than 9.5%

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

2. AGMH Acquisition (Continued)

of the voting power of all issued and outstanding AGL common shares. Dexia Holdings transferred its common shares of AGL to Dexia, acting through its French branch, effective August 13, 2009.

        Under the Purchase Agreement, the Company agreed to conduct AGM's business subject to certain operating and financial constraints. These restrictions will generally continue for three years after the closing of the AGMH Acquisition, or July 1, 2012. Among other items, the Company has agreed that AGM will not repurchase, redeem or pay any dividends on any class of its equity interests unless at that time:

  •
  AGM is rated at least AA- by S&P and Aa3 by Moody's (if such rating agencies still rate financial guaranty insurers generally) and if the aggregate amount of dividends paid in any year does not exceed 125% of AGMH's debt service requirements for that year; or

  •
  AGM has received prior rating agency confirmation that such action would not cause AGM's current ratings to be downgraded due to such action.

        These agreements limit Assured Guaranty's operating and financial flexibility with respect to the operations of AGM. For further discussion of these restrictions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Acquisition of AGMH."

        The AGMH Acquisition was accounted for under the purchase method of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair value at the Acquisition Date. In many cases, determining the fair value of acquired assets and assumed liabilities required the Company to exercise significant judgment. The most significant of these determinations related to the valuation of the acquired financial guaranty direct and ceded contracts.

        The fair value of the deferred premium revenue (which is a component of unearned premium reserve, as described below) is the estimated premium that a similarly rated hypothetical financial guarantor would demand to assume each policy. The methodology for determining such value takes into account the rating of the insured obligation, expectation of loss and sector. On January 1, 2009, new accounting guidance became effective for financial guaranty insurance which requires a Company to recognize loss reserves only to the extent expected losses exceed deferred premium revenue. As the fair value of the deferred premium revenue exceeded the Company's estimate of expected loss for each contract, no loss reserves were recorded at July 1, 2009 for AGM contracts.

        Based on the Company's assumptions, the fair value of the Acquired Companies' deferred premium revenue on its insurance contracts was $7.3 billion at July 1, 2009, an amount approximately $1.7 billion greater than the Acquired Companies' gross stand ready obligations at June 30, 2009. This indicates that the amounts of the Acquired Companies' contractual premiums were less than the premiums a market participant of similar credit quality would demand to acquire those contracts at the Acquisition Date. The fair value of the Acquired Companies' ceded contracts at July 1, 2009 was an asset of $1.7 billion and recorded in ceded unearned premium reserve. The fair value of the ceded contracts is in part derived from the fair value of the related insurance contracts with an adjustment for the credit quality of each reinsurer applied.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

2. AGMH Acquisition (Continued)

        For AGMH's long-term debt, the fair value was based upon quoted market prices available from third-party brokers as of the Acquisition Date. The fair value of this debt was approximately $0.3 billion lower than its carrying value immediately prior to the acquisition. This discount will be amortized into interest expense over the estimated remaining life of the debt.

        Additionally, other purchase accounting adjustments included (1) the write off of the Acquired Companies' deferred acquisition cost ("DAC") and (2) the consolidation of certain financial guaranty variable interest entities ("VIEs") in which the combined variable interest of the Acquired Companies and AG Re was determined to be the primary beneficiary.

        The following table shows the assets and liabilities of the Acquired Companies after the allocation of the purchase price to the net assets. The bargain purchase gain results from the difference between the purchase price and the net assets fair value estimates.

July 1, 2009
(in thousands)
Purchase price:
Cash	$545,997
Fair value of common stock issued (based upon June 30, 2009 closing price of AGO common stock)	275,875

Total purchase price	821,872

Identifiable assets acquired:
Investments	5,950,061
Cash	86,999
Premiums receivable, net of ceding commissions payable	854,140
Ceded unearned premium reserve	1,727,673
Deferred tax asset, net	888,117
Financial guaranty VIE assets	1,879,446
Other assets	662,496

Total assets	12,048,932

Liabilities assumed:
Unearned premium reserves	7,286,393
Long-term debt	396,160
Note payable to related party	164,443
Credit derivative liabilities	920,018
Financial guaranty VIE liabilities	1,878,586
Other liabilities	348,906

Total liabilities	10,994,506

Net assets resulting from acquisition	1,054,426

Bargain purchase gain resulting from the AGMH Acquisition	$232,554

        The bargain purchase gain was recorded within "Goodwill and settlement of pre-existing relationship" in the Company's consolidated statements of operations. The bargain purchase resulted from the unprecedented credit crisis, which resulted in a significant decline in AGMH's franchise value due to material insured losses, ratings downgrades and significant losses at Dexia. Dexia required government intervention in its affairs, resulting in motivation to sell AGMH, and with the absence of potential purchasers of AGMH due to the financial crisis, the Company was able to negotiate a bargain

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

2. AGMH Acquisition (Continued)

purchase price. The initial difference between the purchase price of $822 million and AGMH's recorded net assets of $2.1 billion was reduced significantly by the recognition of additional liabilities related to AGMH's insured portfolio on a fair value basis as required by purchase accounting.

        The Company and AGMH had a pre-existing reinsurance relationship. Under GAAP, this pre-existing relationship must be effectively settled at fair value. The loss relating to this pre-existing relationship resulted from the effective settlement of reinsurance contracts at fair value and the write-off of previously recorded assets and liabilities relating to this relationship recorded in the Company's historical accounts. The loss related to the contract settlement results from contractual premiums that were less than the Company's estimate of what a market participant would demand currently, estimated in a manner similar to how the value of the Acquired Companies insurance policies were valued, as well as related acquisition costs as described above.

        A summary of goodwill and settlements of pre-existing relationship included in the consolidated statement of operations follows:

Components of Goodwill and Settlement of Pre-existing Relationship

Year Ended December 31, 2009
(in thousands)
Goodwill impairment associated with reinsurance assumed line of business(1)	$85,417
Gain on bargain purchase of AGMH	(232,554)
Settlement of pre-existing relationship in conjunction with the AGMH Acquisition	170,478

Goodwill and settlement of pre-existing relationship	$23,341

(1)
See "Goodwill Impairment Analysis" section in this note.

Application of Financial Guaranty Insurance Accounting to the AGMH Acquisition

        Acquisition accounting requires that the fair value of each of the financial guaranty contracts in AGMH's insured portfolio be recorded on the Company's consolidated balance sheet. The fair value of AGMH's direct contracts was recorded on the line items "premium receivable, net of ceding commissions payable" and "unearned premium reserve" and the fair value of its ceded contracts was

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

2. AGMH Acquisition (Continued)

recorded within "other liabilities" and "ceded unearned premium reserves" on the consolidated balance sheet. The AGMH financial guaranty insurance and reinsurance contracts were recorded as follows:

Financial Guaranty Contracts Acquired in
AGMH Acquisition as of July 1, 2009

	AGMH Carrying Value As of June 30, 2009(1)	Acquisition Accounting Adjustment(2)	Assured Guaranty Carrying Value As of July 1, 2009(3)
	(in thousands)
Premiums receivable, net of ceding commissions payable	$854,140	$—	$854,140
Ceded unearned premium reserve	1,299,224	428,449	1,727,673
Reinsurance recoverable on unpaid losses	279,915	(279,915)	—
Reinsurance balances payable, net of commissions	249,564	—	249,564
Unearned premium reserve	3,778,676	3,507,717	7,286,393
Loss and loss adjustment expense reserves	1,821,309	(1,821,309)	—
Deferred acquisition costs	289,290	(289,290)	—

(1)
Represents the amounts recorded in the AGMH financial statements for financial guaranty insurance and reinsurance contracts prior to the AGMH Acquisition.

(2)
Represents the adjustments required to record the Acquired Companies' balances at fair value. The fair value adjustment to unearned premium reserve takes into account ratings, estimated economic losses and current pricing.

(3)
Represents the carrying value of the Acquired Companies' financial guaranty contracts, before intercompany eliminations primarily between AG Re and the Acquired Companies.

        Gross and ceded unearned premium reserve represents the stand ready obligation under GAAP. The carrying value of unearned premium reserve recorded on July 1, 2009 takes into account the total fair value of each financial guaranty contract on a contract by contract basis, less premiums receivable or premiums payable. Unearned premium reserve is comprised of deferred premium revenue (which represents future premium earnings) and a contra account representing claims paid (since July 1, for the AGM portfolio) that have not yet been expensed. Such claim payments reduce unearned premiums and therefore the unearned premium reserve represents the full stand-ready obligation to be reduced.

        Loss reserves are recorded at the time, and for the amount of, expected losses in excess of deferred premiums revenue on a contract by contract basis. Loss expense is recognized in the consolidated statements of operations only when the sum of claim payments recorded as a contra account plus the present value of future expected losses exceeds deferred premium revenue.

        In circumstances where total expected loss (sum of (a) accumulated claim payments since the Acquisition Date not yet expensed plus (b) present value of expected future loss or recovery) does not exceed deferred premium revenue, but accumulated claim payments since July 1, 2009 not yet expensed exceeded the deferred premium revenue, the amount of the accumulated claim payments equal to the deferred premium revenue amount on a contract by contract basis is offset in unearned premium reserve recorded on the consolidated balance sheet, and the excess of the accumulated claim payments

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

2. AGMH Acquisition (Continued)

since the Acquisition Date not yet expensed is recorded in salvage and subrogation recoverable (for the direct contracts) and salvage and subrogation payable (for any ceded portion) on the consolidated balance sheet. For the Company, this has occurred on several transactions because claim payments made prior to the Acquisition Date on AGMH transactions had not yet been recovered but are expected to be recovered in the future.

        To the extent that any given transaction is in a net salvage and subrogation recoverable position (i.e. where there is a total expected net recovery) and there is a deferred premium revenue balance recorded, no asset is recorded in the consolidated balance sheet because to do so would result in the recording of an immediate gain. Such amounts are earned over the life of the contract.

Goodwill Impairment Analysis

        In accordance with GAAP, the Company does not amortize goodwill, but instead performs an impairment test annually or more frequently should circumstances warrant. The impairment test evaluates goodwill for recoverability by comparing the fair value of the Company's direct and reinsurance lines of business to their carrying value. If fair value is greater than carrying value then goodwill is deemed to be recoverable and there is no impairment. If fair value is less than carrying value then goodwill is deemed to be impaired and written down to an amount such that the fair value of the reporting unit is equal to the carrying value, but not less than $0. As part of the impairment test of goodwill, there are inherent assumptions and estimates used by management in developing discounted future cash flows related to the Company's direct and reinsurance lines of business that are subject to change based on future events.

        The Company reassessed the recoverability of goodwill in the Third Quarter 2009 subsequent to the AGMH Acquisition, which provided the Company's largest assumed book of business prior to the acquisition. As a result of the AGMH Acquisition, which significantly diminished the Company's potential near future market for assuming reinsurance, combined with the continued credit crisis, which has adversely affected the fair value of the Company's in-force policies, management determined that the full carrying value of $85.4 million of goodwill on its books prior to the AGMH Acquisition should be written off in the Third Quarter 2009. This charge does not have any adverse effect on the Company's debt agreements or its overall compliance with the covenants of its debt agreements.

Pro Forma Condensed Combined Statement of Operations

        The following unaudited pro forma information presents the combined results of operations of Assured Guaranty and the Acquired Companies. The unaudited pro forma combined financial information is presented for illustrative purposes only and does not indicate the financial results of the combined company had the companies actually been combined as of January 1, 2009, and as of January 1, 2008, nor is it indicative of the results of operations in future periods. The pro forma results of operations for 2009 is not comparable to the 2008 information due to new accounting requirements for financial guaranty contracts effective January 1, 2009.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

2. AGMH Acquisition (Continued)

Pro Forma Unaudited Results of Operations

	Year Ended December 31, 2009				Year Ended December 31, 2008
	Assured Guaranty as Reported	Pro Forma Adjustments for Acquisition(1)		Pro Forma Combined	Assured Guaranty as Reported	Pro Forma Adjustments for Acquisition(2)		Pro Forma Combined
	(dollars in thousands, except per share amounts)
REVENUES:
Net earned premiums	$930,429	$542,184	(3)	$1,472,613	$261,398	$535,273	(3)	$796,671
Net investment income	259,222	98,232		357,454	162,558	264,181		426,739
Net realized investment gains (losses)	(32,662)	(9,687)		(42,349)	(69,801)	(6,669)		(76,470)
Net change in fair value of credit derivatives:
Realized gains and other settlements	163,558	59,962		223,520	117,589	126,891		244,480
Net unrealized gains (losses)	(337,810)	626,935		289,125	38,034	(744,963)		(706,929)

Net change in fair value of credit derivatives	(174,252)	686,897		512,645	155,623	(618,072)		(462,449)
Fair value gain (loss) on committed capital securities	(122,940)	6,655		(116,285)	42,746	100,000		142,746
Financial guaranty variable interest entities' revenues	8,620	—		8,620	—	—	(8)	—
Other income	61,170	62,876		124,046	664	(21,891)		(21,227)

TOTAL REVENUES	929,587	1,387,157		2,316,744	553,188	252,822		806,010

EXPENSES:
Loss and loss adjustment expenses	377,840	93,451	(3)	471,291	265,762	1,877,699	(3)	2,143,461
Amortization of deferred acquisition costs	53,899	(10,818)		43,081	61,249	—		61,249
AGMH acquisition-related expenses	92,239	(92,239	)(4)	—	—	—		—
Interest expense	62,783	40,180	(5)	102,963	23,283	79,769	(5)	103,052
Goodwill and settlement of pre-existing relationship	23,341	62,076	(6)	85,417	—	—		—
Financial guaranty variable interest entities' expenses	9,776	—		9,776	—	—	(8)	—
Other operating expenses	176,817	58,857		235,674	90,563	55,630		146,193

TOTAL EXPENSES	796,695	151,507		948,202	440,857	2,013,098		2,453,955

INCOME (LOSS) BEFORE INCOME TAXES	132,892	1,235,650		1,368,542	112,331	(1,760,276)		(1,647,945)
Provision (benefit) for income taxes	36,862	508,990	(7)	545,852	43,448	(618,591	)(7)	(575,143)

NET INCOME (LOSS)	96,030	726,660		822,690	68,883	(1,141,685)		(1,072,802)
Less: Noncontrolling interest of variable interest entities	(1,156)	—		(1,156)	—	—	(8)	—

NET INCOME (LOSS) ATTRIBUTABLE TO ASSURED GUARANTY LTD.	$97,186	$726,660		$823,846	$68,883	$(1,141,685)		$(1,072,802)

Net income (loss) per basic share				4.25				(7.17)

(1)
Adjustments include first half 2009 activity related to AGMH assuming the AGMH Acquisition was completed on January 1, 2009.

(2)
Adjustments include full year 2008 AGMH activity assuming the AGMH Acquisition was completed on January 1, 2008.

(3)
See Note 5 for methodology used to record fair value of financial guaranty contracts and premiums earnings and loss recognition methodology. The FASB issued a financial guaranty insurance industry specific accounting standard effective January 1, 2009 that changed premium revenue and loss recognition principles.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

2. AGMH Acquisition (Continued)

(4)
Adjustment to eliminate the expenses Assured Guaranty has incurred in connection with the AGMH Acquisition in 2009.

(5)
Includes an additional six months of interest expense on equity units in 2009 for 2008. Includes 12 months of interest expense on equity units, which were used to finance the AGMH Acquisition.

(6)
Adjustment to eliminate the effects of a bargain purchase of approximately $232.6 million, offset by the recognition of a loss on the settlement of a pre-existing relationship (related to intercompany reinsurance contracts) of approximately $170.5 million recognized in Assured Guaranty's consolidated financial statements in the third quarter 2009 related to the AGMH Acquisition.

(7)
Adjustment to tax effect of all pro forma adjustments. Adjustment assumes a 35% tax rate for all adjustments.

(8)
No adjustment was made to the December 31, 2009 and 2008 proforma for financial guaranty variable interest entities because the information is not available for periods prior to the Acquisition Date. Such adjustments would have resulted in presentation differences but have no effect on net income attributable to Assured Guaranty.

Source of Financing for the AGMH Acquisition

        On June 24, 2009, AGL completed the sale of 44,275,000 of its common shares (including 5,775,000 common shares allocable to the underwriters pursuant to the overallotment option) at a price of $11.00 per share. Concurrent with the common share offering, AGL along with AGUS sold 3,450,000 equity units (including 450,000 equity units allocable to the underwriters) at a stated amount of $50 per unit. The equity units initially consist of a forward purchase contract and a 5% undivided beneficial ownership interest in $1,000 principal amount 8.50% senior notes due 2014 issued by AGUS ("8.50% Senior Notes"). Under the purchase contract, holders are required to purchase AGL's common shares no later than June 1, 2012. The threshold appreciation price of the equity units is $12.93, which represents a premium of 17.5% over the public offering price in the common share offering. The 8.50% Senior Notes are fully and unconditionally guaranteed by AGL. The net proceeds after underwriting expenses and offering costs for these two offerings totaled approximately $616.5 million. Of that amount, $170.8 million related to the equity unit offering, $168.0 million of which was recognized as long-term debt and $2.8 million as additional paid-in-capital in shareholders' equity in the consolidated balance sheets. Offering costs totaled approximately $43.5 million of which 41.8 million were recorded within "Additional paid-in capital" in the consolidated balance sheets. For a description of the 8.50% Senior Notes, see Note 17.

        In conjunction with the AGMH Acquisition, investment funds affiliated with WL Ross Group, L.P. ("WLR Funds") purchased 3,850,000 common shares of the Company in the Company's June 2009 public common share offering at $11.00 per common share, the public offering price in the public offering. The WLR Funds own approximately 8.7% of the outstanding common stock of AGL as of the date of this filing. WLR Funds are affiliated with Wilbur L. Ross, Jr., who is one of AGL's directors.

AGMH Acquisition-Related Expenses

        For the year ended December 31, 2009, the Company recognized expenses related to the AGMH Acquisition of $92.3 million. These expenses were primarily driven by severance paid or accrued to AGM employees. The AGMH expenses also included various real estate, legal, consulting and relocation fees. Real estate expenses related primarily to consolidation of the Company's New York and London offices. The Company expects to incur additional acquisition-related expenses in 2010, although such costs are expected to be substantially less than the amount incurred during 2009. As of December 31, 2009, AGMH Acquisition-Related expenses included $16.2 million and $12.4 million in accrued severance and office consolidation expenses, respectively, not yet paid.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

2. AGMH Acquisition (Continued)

AGMH Acquisition—Related Expenses

Year Ended December 31, 2009
(in thousands)
Severance costs	$40,361
Professional services	32,809
Office consolidation	19,069

Total	$92,239

3. Summary of Significant Accounting Policies

Basis of Presentation

        The consolidated financial statements have been prepared in conformity with GAAP and, in the opinion of management, reflect all adjustments which are of a normal recurring nature, in addition to adjustments required by acquisition accounting, necessary for a fair statement of the Company's financial condition, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The 2009 financial statements include the effects of the AGMH Acquisition from July 1, 2009 on, which was the date of the acquisition.

        In June 2009, the Financial Accounting Standards Board ("FASB") issued new guidance. This statement modifies the GAAP hierarchy by establishing only two levels of GAAP, authoritative and non-authoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification, also known collectively as the "Codification," is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the Securities and Exchange Commission ("SEC"). Non-authoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation.

        The consolidated financial statements include the accounts of AGL and its direct and indirect subsidiaries, (collectively, the "Subsidiaries"), including the following main operating subsidiaries:

  •
  AGC

  •
  AG Re

  •
  AGUK

  •
  AGM

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

3. Summary of Significant Accounting Policies (Continued)

  •
  FSAIC

  •
  FSA International

  •
  AGE

        The consolidated financial statements also include the accounts of certain VIEs and refinancing vehicles. Intercompany accounts and transactions have been eliminated. Certain prior year balances have been reclassified to conform to the current year's presentation.

        Significant accounting policies under GAAP are described below. To the extent the accounting policy calls for fair value measurement, see Note 7 for a discussion of how fair value is measured for each financial instrument.

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

Premium Revenue Recognition

        Premiums are received either upfront at date of inception or in installments over the life of the insurance contract or credit derivative contract. Accounting for premiums received on a contract accounted for as financial guaranty insurance is different than accounting for premiums on contracts written in credit derivative. See "—Credit Derivatives" below for accounting policies for credit derivatives.

        In the ordinary course of business, the Company's insurance subsidiaries assume and cede business with other insurance and reinsurance companies. These agreements provide greater diversification of business and may reduce the net potential loss from large risks. Ceded contracts do not relieve the Company of its obligations.

Since January 1, 2009

        Effective January 1, 2009, the FASB issued authoritative guidance that changed the premium revenue recognition and loss reserving methodologies for contracts written in financial guaranty insurance form. Contracts accounted for as credit derivatives are excluded from this guidance.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

3. Summary of Significant Accounting Policies (Continued)

        For premiums received in installments, the Company measures the unearned premium reserve as the present value of premiums due or expected to be collected over the life of the contracts. The term of the financial guaranty contract that is used as the basis for the calculation of the present value of premiums due or expected to be collected is either (a) the contractual term or (b) the expected term. The contractual term is used unless the obligations underlying the financial guaranty contract represent homogeneous pools of assets for which prepayments are contractually prepayable, the amount of prepayments are probable, and the timing and amount of prepayments can be reasonably estimated. The Company adjusts prepayment assumptions when those assumptions change and recognizes a prospective change in premium revenues as a result. The adjustment to the unearned premium reserve is equal to the adjustment to the premium receivable with no effect on earnings at the time of the adjustment.

        The Company recognizes the premium from a financial guaranty insurance contract as revenue over the contractual period or expected period of the contract in proportion to the amount of insurance protection provided. As premium revenue is recognized, a corresponding decrease in the unearned premium reserve occurs. The amount of insurance protection provided is a function of the insured principal amount outstanding. Accordingly, the proportionate share of premium revenue recognized in a given reporting period is a constant rate calculated based on the relationship between the insured principal amount outstanding in the reporting period compared with the sum of each of the insured principal amounts outstanding for all periods. When the issuer of an insured financial obligation retires the insured financial obligation before its maturity, the financial guaranty insurance contract on the retired financial obligation is extinguished. The Company immediately recognizes any nonrefundable unearned premium reserve related to that contract as premium revenue and any associated acquisition costs previously deferred as an expense. Upon the AGMH Acquisition, the Company revised its assumptions used in calculating premium earnings to conform all entities within the consolidated group.

Prior to January 1, 2009

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

3. Summary of Significant Accounting Policies (Continued)

Investments and cash

Fixed Maturity Securities

        Management determines the appropriate classification of securities as trading, available-for-sale or held-to-maturity, at the time of purchase. As of December 31, 2009 and 2008, all investments in fixed maturity securities were designated as available-for-sale and carried at fair value with a corresponding adjustment to accumulated other comprehensive income ("OCI"), unless determined to be other-than-temporary-impaired ("OTTI"). When a security is deemed to be OTTI, the component of the fair value adjustment deemed to be credit impairment is recorded as realized loss, in the consolidated statements of operations and the non-credit-related component of the fair value adjustment is recorded in OCI. See Note 7 for valuation methodology.

        The amortized cost of fixed maturity securities is adjusted for amortization of premiums and accretion of discounts computed using the effective interest method. That amortization or accretion is included in net investment income. For mortgage-backed securities, and any other holdings for which there is prepayment risk, prepayment assumptions are evaluated and revised as necessary. Any necessary adjustments required due to the resulting change in effective yields and maturities are recognized in current income. The credit impairment component of the fair value adjustment for OTTI securities is also recorded as an adjustment to amortized cost.

        Realized gains and losses on sales of investments are determined using the specific identification method. Unrealized gains and losses on investments, net of applicable deferred income taxes, are included in accumulated OCI in shareholders' equity.

Cash and Short-term Investments

        Cash includes demand deposits.

        Short-term investments, which are those investments with a maturity of less than one year at time of purchase, are carried at fair value. Amounts deposited in money market funds and investments with a maturity at time of purchase of 12 months or less are included in short-term investments.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

3. Summary of Significant Accounting Policies (Continued)

  •
  whether scheduled interest payments are past due; and

  •
  whether the Company has the intent to sell or more likely then not will be required a security prior to its recovery in fair value.

        If the Company believes a decline in the value of a particular investment is temporary, the decline is recorded as an unrealized loss on the consolidated balance sheets in 'accumulated other comprehensive income' in shareholders' equity net of tax.

        As discussed in more detail below, prior to April 1, 2009, the reviews for impairment of investments were conducted pursuant to accounting guidance in effect at that time which required any unrealized loss identified as other than temporary to be recorded directly in the consolidated statement of operations. As of April 1, 2009 new accounting guidance was issued requiring any credit-related impairment on debt securities the Company does not plan to sell and is more-likely-than-not to be required to sell to be recognized in the consolidated statement of operations, with the non-credit-related impairment recognized in OCI. For other impaired debt securities, where the Company has the intent to sell the security, where the Company more likely then not will be required to sell the security, or where the entire impairment is deemed by the Company to be credit-related, the entire impairment is recognized in the consolidated statements of operations.

        Beginning April 1, 2009 the Company recognizes an OTTI loss in the consolidated statements of operations for a debt security in an unrealized loss position when either:

  (a)
  the Company has the intent to sell the debt security; or

  (b)
  it is more likely than not the Company will be required to sell the debt security before its anticipated recovery.

        For all debt securities in unrealized loss positions that do not meet either of these two criteria, the Company analyzes the ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. If the net present value is less than the amortized cost of the investment, an OTTI loss is recorded. The net present value is calculated by discounting the Company's best estimate of projected future cash flows at the effective interest rate implicit in the debt security prior to impairment. The Company's estimates of projected future cash flows are driven by assumptions regarding probability of default and estimates regarding timing and amount of recoveries associated with a default. The Company develops these estimates using information based on historical experience, credit analysis of an investment, as mentioned above, and market observable data, such as industry analyst reports and forecasts, sector credit ratings and other data relevant to the collectability of the security. For mortgage-backed and ABS, cash flow estimates also include prepayment assumptions and other assumptions regarding the underlying collateral including default rates, recoveries and changes in value. The determination of the assumptions used in these projections requires the use of significant management judgment.

        Prior to April 1, 2009, if the Company believed the decline was "other than temporary," the Company would write down the carrying value of the investment and record a realized loss in its consolidated statement of operations equal to the total difference between amortized cost and fair value at the impairment measurement date.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

3. Summary of Significant Accounting Policies (Continued)

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

Deferred Acquisition Costs

        Costs that vary with and are directly related to the production of new financial guaranty insurance contract business are deferred and then amortized in relation to earned premiums. These costs include direct and indirect expenses such as ceding commissions, and the cost of underwriting and marketing personnel. Management uses its judgment in determining what types of costs should be deferred, as well as what percentage of these costs should be deferred. The Company annually conducts a study to determine which operating costs vary with, and are directly related to, the acquisition of new business and qualify for deferral. Ceding commissions received on premiums the Company cedes to other reinsurers reduce acquisition costs. Expected losses, LAE and the remaining costs of servicing the insured or reinsured business are considered in determining the recoverability of acquisition costs. Acquisition costs associated with financial guaranty contracts accounted for as credit derivatives are expensed as incurred. When an insured issue is retired early, the remaining related DAC is expensed at that time. Ceding commissions associated with future installment premiums on assumed and ceded business are calculated at their contractually defined rate and recorded in DACs beginning January 1, 2009. There is a corresponding offset to premium receivable or payable.

Loss and Loss Adjustment Expense Reserves

        On January 1, 2009, the FASB issued authoritative guidance that changed the premium revenue recognition and loss reserving methodologies for financial guaranty insurance contracts. Contracts written in credit derivative form that that are considered derivatives are excluded from this guidance.

Since January 1, 2009

        The Company recognizes a reserve for loss and LAE when expected loss exceeds the deferred premium revenue for that contract based on the present value of expected net cash outflows to be paid under the insurance contract. The unearned premium reserve represents the insurance enterprise's stand-ready obligation at initial recognition. Losses can and have been paid by the company when no loss reserve has been established because the total expected losses have not yet exceeded the deferred premium revenue. When a claim payment is made on a contract it reduces loss reserves or, to the extent loss reserves are not recorded, it is recorded as an offset to the unearned premium reserve. Until the sum of expected losses not yet paid plus paid losses exceed the deferred premium revenue.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

3. Summary of Significant Accounting Policies (Continued)

Deferred premium revenue less the claim payments on transactions with no recorded loss reserves comprise the unearned premium reserve recorded on the balance sheet.

        The expected loss is equal to the present value of expected net cash outflows to be paid under the contract discounted using a current risk-free rate. That current risk-free rate is based on the remaining period of the contract (the contract or expected period, as applicable). Expected net cash outflows (cash outflows, net of potential recoveries, expected to be paid to the holder of the insured financial obligation, excluding reinsurance) are probability-weighted cash flows that reflect the likelihood of possible outcomes. The Company estimates the expected net cash outflows using management's assumptions about the likelihood of possible outcomes based on all information available to it. Those assumptions consider the relevant facts and circumstances and are consistent with the information tracked and monitored through the Company's risk-management activities.

        The Company updates the discount rate each reporting period and revises expected net cash outflows when increases (or decreases) in the likelihood of a default (insured event) and potential recoveries occur. Revisions to a reserve for loss and LAE, in periods after initial recognition, are recognized as incurred loss and LAE (recoveries) in the period of the change.

        The deferred premium revenue represents the amount that will be recorded through earned premiums in the consolidated statements of operations over the terms of the relevant financial guaranty contracts. Accumulated claim payments do not reduce the amount of earned premium to be recognized over the life of a given contract; instead, such losses are recorded in "loss and loss adjustment expenses" on the consolidated statements of operations beginning in the reporting period that "total losses" (i.e. the sum of cumulative claim payments, plus estimated expected future losses), exceeds deferred premium revenue. The amount recorded in "loss and loss adjustment expense" in a given reporting period is the excess of total losses over deferred premium revenue on a contract by contract basis. See Note 5.

Prior to January 1, 2009

        Prior to January 1, 2009, reserves for losses for the Company's financial guaranty insurance contracts included case reserves and portfolio reserves. Case reserves were established when there was significant credit deterioration on specific insured obligations and the obligations were in default or default was probable, not necessarily upon non-payment of principal or interest by an insured. Case reserves represented the present value of expected future loss payments and LAE, net of estimated recoveries, but before considering ceded reinsurance. This reserving method was different from case reserves established by traditional property and casualty insurance companies, which establish case reserves upon notification of a claim and establish incurred but not reported reserves for the difference between actuarially estimated ultimate losses and recorded case reserves. Financial guaranty insurance and assumed case reserves and related salvage and subrogation, if any, were discounted at the taxable equivalent yield on the Company's investment portfolio, which was approximately 6%, during 2008.

        The Company recorded portfolio reserves in its financial guaranty business. Portfolio reserves were established with respect to the portion of the Company's business for which case reserves were not established.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

3. Summary of Significant Accounting Policies (Continued)

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

        The Company recorded an incurred loss that was reflected in the consolidated statements of operations upon the establishment of portfolio reserves. When the Company initially recorded a case reserve, the Company reclassified the corresponding portfolio reserve already recorded for that credit within the consolidated balance sheets. The difference between the initially recorded case reserve and the reclassified portfolio reserve was recorded as a charge in the Company's consolidated statements of operations. Any subsequent change in portfolio reserves or the initial case reserves was recorded quarterly as a charge or credit in the Company's consolidated statements of operations in the period such estimates changed.

Mortgage Guaranty and Other Segment

        For mortgage guaranty transactions the Company records portfolio reserves in a manner consistent with its financial guaranty business prior to January 1, 2009. While other mortgage guaranty insurance companies do not record portfolio reserves, rather just case and incurred but not reported ("IBNR") reserves, the Company records portfolio reserves because the Company writes business on an excess of loss basis, while other industry participants write quota share or first layer loss business. The Company manages and underwrites this business in the same manner as its financial guaranty insurance and reinsurance business because they have similar characteristics as insured obligations of mortgage-backed securities.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

3. Summary of Significant Accounting Policies (Continued)

Salvage and Subrogation Recoverable

        When the Company becomes entitled to the underlying collateral (generally a future stream of cash flows or pool assets) of an insured credit under salvage and subrogation rights as a result of a claim payment or estimated recoveries from disputed claim payments on contractual grounds, it reduces the corresponding loss reserve for a particular financial guaranty insurance policy for the estimated salvage and subrogation. If the expected salvage and subrogation exceeds the estimated loss reserve for a policy, such amounts are recorded as a salvage and subrogation recoverable asset in the Company's balances sheets.

        Since the AGMH Acquisition, salvage and subrogation recoverable also includes amounts that represent losses paid that have not been expensed but are expected to be recovered. The amount of the accumulated claim payments equal to the deferred premium revenue amount on a contract by contract basis is offset in unearned premiums reserve on the consolidated balance sheet and the excess of the accumulated claim payments since the Acquisition Date is recorded in salvage and subrogation recoverable (for the direct contracts) and salvage and subrogation payable (for any ceded portion) on the consolidated balance sheet.

Income Taxes

        Certain of the Company's subsidiaries are subject to U.S. income tax. The provision for income taxes consists of an amount for taxes currently payable and an amount for deferred taxes. Deferred income taxes are provided for the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities, using enacted rates in effect for the year in which the differences are expected to reverse. Such temporary differences relate principally to DAC, reserves for losses and LAE, unearned premium reserves, unrealized gains and losses on investments, unrealized gains and losses on credit derivatives and statutory contingency reserves. A valuation allowance is recorded to reduce the deferred tax asset to that amount that is more likely than not to be realized. Deferred taxes are also provided for purchase accounting adjustments.

        Non-interest-bearing tax and loss bonds are purchased to prepay the tax benefit that results from deducting contingency reserves as provided under Internal Revenue Code Section 832(e). The Company records the purchase of tax and loss bonds in other assets.

        The Company recognizes tax benefits only if a tax position is "more likely than not" to prevail.

Earnings Per Share

        Effective January 1, 2009, the Company adopted accounting guidance that stated share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities. Restricted stock awards granted prior to February 2008 are considered participating securities as they received non-forfeitable rights to dividends at the same rate as common stock. As participating securities, the Company is required to include these instruments in the calculation of basic earnings per share ("EPS"), and needs to calculate basic EPS using the two-class method.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

3. Summary of Significant Accounting Policies (Continued)

        Prior to January 1, 2009, restricted stock was included in the Company's dilutive EPS calculation using the treasury stock method.The two-class method of computing EPS is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Basic EPS is then calculated by dividing net (loss) income available to common shareholders of Assured Guaranty and subsidiaries by the weighted-average number of common shares outstanding during the period. Diluted EPS adjusts basic (loss) earnings per share for the effects of restricted stock, stock options, equity units and other potentially dilutive financial instruments ("dilutive securities"), only in the periods in which such effect is dilutive. The dilutive effect of the dilutive securities is reflected in diluted EPS by application of the more dilutive of (1) the treasury stock method or (2) the two-class method assuming nonvested shares are not converted into common shares. With respect to the equity units (see Note 17), in computing EPS, the treasury stock method is used. Basic EPS will not be affected until the equity forwards are satisfied and the holders thereof become common stock holders. Diluted EPS is not affected unless the Company's common stock price is over $12.93 per share. The presentation of basic and diluted EPS for each class of common stock is required. The Company has a single class of common stock. Therefore, the EPS amounts only pertain to common stock. All prior period EPS data were adjusted retrospectively. There was no impact on previously reported basic and diluted EPS for year ended December 31, 2008. The impact of adopting this guidance increased both previously reported basic and diluted EPS by $0.08 for the year ended December 31, 2007.

        See Note 20 "Earnings Per Share", for more information.

Share-Based Compensation

        Compensation expense includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with accounting guidance in effect at that time, and (b) compensation expense for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with accounting guidance adopted January 1, 2006. See Note 19 for further discussion regarding the methodology utilized in recognizing share-based compensation expense.

Variable Interest Entities and Special Purpose Entities

Variable Interest Entities

        The Company provides financial guaranties with respect to debt obligations of special purpose entities ("SPEs"), including VIEs. The transaction structure generally provides certain financial protections to the Company. This financial protection can take several forms, the most common of which are over-collateralization, first loss protection (or subordination) and excess spread. In the case of over-collateralization (i.e., the principal amount of the securitized assets exceeds the principal amount of the structured finance obligations guaranteed by the Company), the structure allows defaults of the securitized assets before a default is experienced on the structured finance obligation guaranteed by the Company. In the case of first loss, the financial guaranty insurance policy only covers a senior layer of losses of multiple obligations issued by SPEs, including VIEs. The first loss exposure with respect to the assets is either retained by the seller or sold off in the form of equity or mezzanine debt to other investors. In the case of excess spread, the financial assets contributed to SPEs, including

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

3. Summary of Significant Accounting Policies (Continued)

VIEs, generate interest cash flows that are in excess of the interest payments on the debt issued by the special purpose entity. Such excess spread is typically distributed through the transaction's cash flow waterfall and may be used to create additional credit enhancement, applied to redeem debt issued by the SPE (thereby, creating additional over-collateralization), or distributed to equity or other investors in the transaction.

        There are two different accounting frameworks applicable to SPEs; the qualifying SPE ("QSPE") framework and the VIE framework. The applicable framework depends on the nature of the entity and the Company's relation to that entity.

        The QSPE framework is applicable when an entity transfers or sells financial assets to an SPE meeting certain criteria prescribed under GAAP. These criteria are designed to ensure that the activities of the entity are essentially predetermined in their entirety at the inception of the vehicle; decision making is limited and restricted to certain events, and that the transferor of the financial assets cannot exercise control over the entity and the assets therein. Entities meeting these criteria are not consolidated by the transferor or other counterparty, as long as the entity does not have the unilateral ability to liquidate or to cause it to no longer meet the QSPE criteria. SPEs meeting all the criteria for a QSPE are not within the scope of the VIE framework's authoritative GAAP guidance and, as a result do not need to be assessed for consolidation.

        When the SPE does not meet the QSPE criteria, consolidation is assessed. A VIE

  (a)
  lacks enough equity investment at risk to permit the entity to finance its activities without additional subordinated financial support from other parties,

  (b)
  has equity owners that lack the right to make significant decisions affecting the entity's operations, and

  (c)
  has equity owners that do not have an obligation to absorb or the right to receive the entity's losses or returns. GAAP requires a variable interest holder (e.g., an investor in the entity or a financial guarantor) to consolidate that VIE if that holder will absorb a majority of the expected losses of the VIE, receive a majority of the residual returns of the VIE, or both.

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

Qualifying Special Purpose Entities

        The Company has issued financial guaranties on financial assets that were transferred into SPEs for which the business purpose of those SPEs was to provide financial guaranty clients with funding for their debt obligations. These entities met the characteristics of a QSPE. QSPEs are not consolidated in the Company's financial statements. The Company's QSPEs are legal entities that are demonstrably distinct from the Company, and neither the Company, nor its affiliates or its agents, can unilaterally dissolve the QSPE. The permitted activities of these QSPEs are contractually limited to purchasing assets, issuing notes to fund such purchases and related administrative services. Pursuant to the terms

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

3. Summary of Significant Accounting Policies (Continued)

of the Company's policies, insurance premiums are paid to the Company by the QSPEs and are earned in a manner consistent with other insurance policies (i.e., over the risk period). Any losses incurred would be included in the Company's consolidated statements of operations. See Note 4 for changes in accounting for QSPEs.

Credit Derivatives

        The Company also has a portfolio of financial guaranty contracts written in credit derivative form (primarily CDS) that meet the definition of a derivative under existing GAAP guidance. It considers these agreements to be a normal part of its financial guaranty business, although they are considered derivatives for accounting purposes. These agreements are recorded at fair value. Changes in fair value are recorded in "net change in fair value of credit derivatives."

4. Recent Accounting Pronouncements under Evaluation

        In June 2009, the FASB issued new guidance that changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This new guidance will require a company to provide additional disclosures about its involvement with VIEs and any significant changes in risk exposure due to that involvement and will become effective for the Company's fiscal year beginning January 1, 2010. The Company is currently evaluating the effect, the adoption of this new guidance will have on its consolidated financial statements. Management believes that it is reasonably likely that the adoption of this new guidance will increase the amount of VIE assets and liabilities consolidated in the Company's financial statements but that there will be no effect on the Company's liquidity.

5. Financial Guaranty Contracts Accounted for as Insurance Contracts

Since January 1, 2009

        Effective January 1, 2009, the Company adopted the FASB's new guidance on accounting for financial guaranty insurance contracts, which clarifies the methodology to be used for premium revenue recognition and claim liability measurement. This guidance also expands the disclosures regarding the insurance enterprise's risk management activities, loss reserves and premium receivables. The guidance has been applied to all of the Company's financial guaranty insurance contracts except for financial guaranty insurance contracts that are defined as derivatives under GAAP. As a result of the adoption of this as well as the AGMH Acquisition, premium earnings and loss and LAE are not comparable for all years presented.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

5. Financial Guaranty Contracts Accounted for as Insurance Contracts (Continued)

        The impact of adopting the new guidance on the Company's consolidated balance sheet was as follows:

	December 31, 2008 As reported	Transition Adjustment	January 1, 2009
	(in thousands)
ASSETS:
Deferred acquisition costs	$288,616	$101,836	$390,452
Ceded unearned premium reserve	18,856	6,625	25,481
Reinsurance recoverable on ceded losses	6,528	(1,184)	5,344
Premiums receivable, net of ceding commissions payable	15,743	721,438	737,181
Deferred tax asset, net	129,118	(7,743)	121,375
Salvage recoverable	80,207	6,917	87,124
Total assets	4,555,707	827,889	5,383,596
LIABILITIES AND SHAREHOLDERS' EQUITY:
Unearned premium reserves	$1,233,714	$827,653	$2,061,367
Loss and loss adjustment expense reserve	196,798	(25,379)	171,419
Reinsurance balances payable, net	17,957	6,172	24,129
Total liabilities	2,629,485	808,446	3,437,931
Retained earnings	638,055	19,443	657,498
Total shareholders' equity	1,926,222	19,443	1,945,665
Total liabilities and shareholders' equity	4,555,707	827,889	5,383,596

        A summary of the effects on the consolidated balance sheet amounts above is as follows:

  •
  DAC's increased to reflect commissions on future installment premiums related to assumed reinsurance policies.

  •
  Premium receivable, net of ceding commissions payable increased to reflect the recording of the net present value of future installment premiums discounted at a risk-free rate. Reinsurance balances payable increased correspondingly for those amounts ceded to reinsurers.

  •
  Unearned premium reserves increased to reflect the recording of the net present value of future installment premiums discounted at a risk-free rate and the change in the premium earnings methodology to the effective yield method prescribed by the new guidance. Ceded unearned premium reserve increased correspondingly for those amounts ceded to reinsurers.

  •
  Loss and LAE reserve decreased to reflect the release of the Company's portfolio reserves on fundamentally sound credits. This was partially offset by an increase in case reserves, which are now calculated based on probability weighted cash flows discounted at a risk free rate instead of based on a single case best estimate reserve discounted based on the after-tax investment yield of the Company's investment portfolio (6%). Reinsurance recoverable on ceded losses decreased correspondingly. Salvage recoverable increased to reflect the change in discount rates.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

5. Financial Guaranty Contracts Accounted for as Insurance Contracts (Continued)

  •
  Deferred tax asset decreased to reflect the deferred tax effect of the above items.

  •
  Retained earnings as of January 1, 2009 increased to reflect the net effect of the above adjustments.

2009 Information

        The following tables provide information for contracts accounted for as financial guaranty insurance contracts.

Expected Collections of Gross Premiums Receivable, Net of Ceding Commissions(1)

(in thousands)
2010 (January 1 – March 31)	$58,041
2010 (April 1 – June 30)	44,591
2010 (July 1 – September 30)	32,414
2010 (October 1 – December 31)	66,248
2011	114,779
2012	101,902
2013	92,181
2014	83,555
2015-2019	345,709
2020-2024	251,941
2025-2029	189,932
After 2029	242,201

Total expected collections	$1,623,494

(1)
Represents undiscounted value.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

5. Financial Guaranty Contracts Accounted for as Insurance Contracts (Continued)

        The following table provides a reconciliation of the beginning and ending balances of gross premium receivable net of ceding commission payable:

Gross Premium Receivable, Net of Ceding Commissions Roll forward(1)

(in thousands)
Premium receivable, net at January 1	$737,181
Premiums receivable purchased in AGMH Acquisition on July 1, 2009 after intercompany eliminations	800,944
Premium written, net	594,506
Premium payments received, net	(736,399)
Adjustments to the premium receivable:
Changes in the expected term of financial guaranty insurance contracts	(37,538)
Accretion of the premium receivable discount	27,703
Foreign exchange rate changes	37,037
Other adjustments	(5,212)

Premium receivable, net at December 31	$1,418,222

(1)
Excludes mortgage segment.

Selected Information for Policies Paid in Installments

December 31,2009
(dollars in thousands)
Premiums receivable, net of ceding commission payable	$1,418,222
Deferred premium revenue	4,227,245
Accretion of discount on premium receivable, net of accretion on ceding company payable	27,703
Weighted-average risk-free rate to discount premiums	3.4
Weighted-average period of premiums receivable (in years)	10.4

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

5. Financial Guaranty Contracts Accounted for as Insurance Contracts (Continued)

        The following table presents the components of net premiums earned.

Net Premiums Earned and Accretion

	For the Year Ended December 31,
	2009	2008	2007
	(in thousands)
Net earned premiums	$724,881	$193,835	$124,177
Acceleration of premium earnings(1)	173,807	61,926	17,548
Accretion of discount on premium receivable	28,735	—	—

Total net earned premium and accretion	$927,423	$255,761	$141,725

(1)
Reflects the unscheduled pre-payment or refundings of underlying insured obligations

        In the Company's assumed businesses, the Company estimates the ultimate written and earned premiums to be received from a ceding company at the end of each quarter and the end of each year. A portion of the premiums must be estimated because some of the Company's ceding companies report premium data between 30 and 90 days after the end of the reporting period. Earned premium reported in the Company's consolidated statements of operations are based upon reports received from ceding companies supplemented by the Company's own estimates of premium for which ceding company reports have not yet been received. Differences between such estimates and actual amounts are recorded in the period in which the actual amounts are determined.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

5. Financial Guaranty Contracts Accounted for as Insurance Contracts (Continued)

        Acquisition costs deferred and the related amortization charged to expense are as follows:

Rollforward of Deferred Acquisition Costs

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Balance, beginning of period	$288,616	$259,298	$217,029
Change in accounting	101,836	—	—
Settlement of pre-existing relationships(1)	(114,047)	—	—
Costs deferred during the period:
Ceded and assumed commissions	(10,252)	34,630	51,665
Premium taxes	14,242	14,036	4,023
Compensation and other acquisition costs	25,905	33,419	29,973

Total	29,895	82,085	85,661
Costs amortized during the period	(53,899)	(61,249)	(43,150)
Foreign exchange translation	(10,440)	9,594	(266)
Other	—	(1,112)	24

Balance, end of period	$241,961	$288,616	$259,298

(1)
As discussed in Note 2, the Company settled pre-existing relationships with AGMH. This relates to DAC related to business previously assumed by AG Re from AGMH.

        The net unearned premium reserve related to the Company is comprised of the following components. 2008 is not presented as unearned premium reserve contained only deferred premium revenue.

Net Unearned Premium Reserve

	As of December 31, 2009
	Unearned Premium Reserve	Ceded Unearned Premium Reserve	Net Unearned Premium Reserve
	(in thousands)
Deferred premium revenue(1)	$8,536,682	$1,095,593	$7,441,089
Claim payments	(329,986)	(43,622)	(286,364)

Total	$8,206,696	$1,051,971	$7,154,725

(1)
Excludes $12.7 million in unearned premium reserve for mortgage and other segments.

        Claim payments relate to claims paid on policies for which the Company has a continuing obligation to provide insurance and for which there is no loss reserve because deferred premium revenue exceeds expected losses.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

5. Financial Guaranty Contracts Accounted for as Insurance Contracts (Continued)

        The following table provides a schedule of how the Company's financial guaranty net unearned premiums and expected losses expense are expected to run off in the consolidated statement of operations, pre-tax.

Expected Financial Guaranty Net Present Value Earned Premium and
Present Value Net Loss to Be Expensed

	As of December 31, 2009
	Expected PV Net Earned Premium(1)	Expected PV Net Loss to be Expensed(2)	Net
	(in thousands)
2010 (January 1 – March 31)	$283,330	$38,663	$244,667
2010 (April 1 – June 30)	272,560	58,046	214,514
2010 (July 1 – September 30)	256,879	52,328	204,551
2010 (October 1 – December 31)	240,805	47,827	192,978
2011	809,902	177,926	631,976
2012	671,501	175,843	495,658
2013	571,497	146,915	424,582
2014	495,884	123,664	372,220
2015-2019	1,652,871	285,851	1,367,020
2020-2024	938,890	75,718	863,172
2025-2029	589,430	43,196	546,234
After 2029	657,540	52,827	604,713

Total	$7,441,089	$1,278,804	$6,162,285

(1)
Excludes $286.4 million related to contra account for accumulated claims and $12.7 million in unearned premium reserve for mortgage and other segments.

(2)
Balances represent discounted amounts. These amounts reflect the Company's estimate as of December 31, 2009 of expected losses to be expensed, which as discussed in Note 3 are not included in loss and loss adjustment expense ("LAE") reserve because these losses are less than deferred premium revenue determined on a contract-by-contract basis.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

5. Financial Guaranty Contracts Accounted for as Insurance Contracts (Continued)

        The following table presents a rollforward of the net expected loss and LAE since January 1, 2009 by sector.

Financial Guaranty Insurance Net Expected Loss and Loss Adjustment
Expense Rollforward By Sector(1)

	Loss and LAE Reserve as of December 31, 2008	Change in Accounting (2)	Expected Loss to be Paid as of January 1, 2009	Expected Loss of AGMH at July 1, 2009	Change in Expected Losses	Less: Paid Losses	Expected Loss to be Paid as of December 31, 2009
	(in thousands)
First Lien:
Prime First lien	$2,391	$(2,391)	$—	$10	$(9)	$1	$—
Alt-A First lien	5,356	4,390	9,746	223,166	(27,503)	1,041	204,368
Alt-A Options ARM	4,516	8,709	13,225	477,596	55,126	709	545,238
Subprime	15,142	(5,375)	9,767	72,332	(2,000)	2,571	77,528

Total First Lien	27,405	5,333	32,738	773,104	25,614	4,322	827,134
Second Lien:
Closed end second lien	39,474	(683)	38,791	227,367	34,199	101,103	199,254
HELOC	(43,056)	(13,080)	(56,136)	347,322	3,985	528,084	(232,913)

Total Second Lien	(3,582)	(13,763)	(17,345)	574,689	38,184	629,187	(33,659)

Total US RMBS	23,823	(8,430)	15,393	1,347,793	63,798	633,509	793,475
Other structured finance	51,651	7,153	58,804	9,907	34,701	799	102,613
Public Finance	38,309	(4,021)	34,288	81,247	38,520	23,197	130,858

Total(3)	$113,783	$(5,298)	$108,485	1,438,947	$137,019	$657,505	$1,026,946

(1)
Net of present value of future expected recoveries.

(2)
Change in accounting for financial guaranty contracts related to the adoption of a new financial guaranty insurance accounting standard effective January 1, 2009.

(3)
Excludes $2.1 million of expected losses related to mortgage segment recorded in loss reserves on the consolidated balance sheet as of December 31, 2009.

        Loss and LAE reserve and expected loss to be paid in the table above represents the present value of losses to be paid net of expected salvage and subrogation and reinsurance cessions. The amount of "expected loss to be paid" differs from "expected PV net loss to be expensed" due primarily to amounts paid that have not yet been expensed and salvage and subrogation not yet recognized in income.

Significant Risk Management Activities

        The Risk Oversight and Audit Committee of the Board of Directors of AGL oversee the Company's risk management policies and procedures. With input from the board committee, specific risk policies and limits are set by the Portfolio Risk Management Committee, which includes members of senior management and senior Credit and Surveillance officers. As part of its risk management strategy, the Company may seek to obtain third party reinsurance or retrocessions and may also periodically enter into other arrangements to alleviate all or a portion of certain risks.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

5. Financial Guaranty Contracts Accounted for as Insurance Contracts (Continued)

        Risk Management and Surveillance personnel are responsible for monitoring and reporting on all transactions in the insured portfolio, including exposures in both the financial guaranty direct and financial guaranty reinsurance segments. The primary objective of the surveillance process is to monitor trends and changes in transaction credit quality, detect any deterioration in credit quality, and recommend to management such remedial actions as may be necessary or appropriate. All transactions in the insured portfolio are assigned internal credit ratings, and surveillance personnel are responsible for recommending adjustments to those ratings to reflect changes in transaction credit quality. Risk Management and Surveillance personnel are also responsible for managing work-out and loss situations when necessary.

        The Workout Committee receives reports from Risk Management and Surveillance on transactions that might benefit from active loss mitigation and develops and approves loss mitigation strategies for those transactions.

        The Company segregates its insured portfolio of investment grade ("IG") and below investment grade ("BIG") risks into surveillance categories to facilitate the appropriate allocation of resources to monitoring and loss mitigation efforts and to aid in establishing the appropriate cycle for periodic review for each exposure. BIG credits include all credits internally rated lower than BBB-. The Company's internal credit ratings are based on the Company's internal assessment of the likelihood of default. The Company's internal credit ratings are expressed on a ratings scale similar to that used by the rating agencies and are generally reflective of an approach similar to that employed by the rating agencies.

        The Company monitors its IG credits to determine whether any new credits need to be internally downgraded to BIG. Quarterly procedures include qualitative and quantitative analysis of the Company's insured portfolio to identify potential new BIG credits. The Company refreshes its internal credit ratings on individual credits in cycles based on the Company's view of the credit's quality, loss potential, volatility and sector. Ratings on credits and in sectors identified as under the most stress or with the most potential volatility are reviewed every quarter. Credits identified through this process as BIG are subjected to further review by surveillance personnel to determine the various probabilities of a loss. Surveillance personnel present analysis related to potential loss scenarios to the reserve committee. The reserve committee is composed of the President and Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, General Counsel, Chief Accounting Officer, and Chief Surveillance Officer of AGL and the Chief Actuary of the Company The reserve committee establishes reserves for the Company, taking into consideration the information provided by surveillance personnel.

Below Investment Grade Surveillance Categories

        Within the BIG category, the Company assigns each credit to one of three surveillance categories:

  •
  BIG Category 1: BIG transactions showing sufficient deterioration to make material losses possible, but for which expected losses do not exceed deferred premium revenue. Non-investment grade transactions on which liquidity claims have been paid are in this category. Intense monitoring and intervention is employed, with internal credit ratings reviewed quarterly.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

5. Financial Guaranty Contracts Accounted for as Insurance Contracts (Continued)

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

        The following table provides information on financial guaranty insurance and reinsurance contracts in a net expected loss position categorized as BIG:

Financial Guaranty BIG Transaction Loss Summary
December 31, 2009

	BIG Categories
	BIG 1	BIG 2	BIG 3	Total
	(dollars in millions)
Number of risks	97	161	37	295
Remaining weighted-average contract period (in years)	8.79	7.63	9.24	8.52
Insured contractual payments outstanding:
Principal	$4,230.9	$6,804.6	$6,671.6	$17,707.1
Interest	1,532.3	2,685.1	1,729.2	5,946.6

Total	$5,763.2	$9,489.7	$8,400.8	$23,653.7

Gross expected cash outflows for loss and LAE	$35.8	$1,948.8	$1,530.1	$3,514.7
Less:
Gross potential recoveries(1)	3.5	506.6	995.6	1,505.7
Discount, net	18.3	419.8	257.4	695.5

Present value of expected cash flows for loss and LAE	$14.0	$1,022.4	$277.1	$1,313.5

Deferred premium revenue	$49.3	$1,187.3	$919.2	$2,155.8

Gross reserves (salvage) for loss and loss adjustment expenses reported in the balance sheet	$(0.1)	$146.4	$(101.5)	$44.8

Reinsurance recoverable (payable)	$—	$4.6	$0.9	$5.5

(1)
Includes estimated future recoveries for breaches of reps and warranties.

        The Company used weighted-average risk free rates ranging from 0.07% to 5.21% to discount reserves for loss and LAE as of December 31, 2009.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

5. Financial Guaranty Contracts Accounted for as Insurance Contracts (Continued)

        The following table provides information on financial guaranty insurance and reinsurance contracts recorded as an asset on the consolidated balance sheets.

Summary of Recoverables Recorded as Salvage and Subrogation

	As of December 31,
	2009	2008
	(in thousands)
First Lien:
Subprime	$76	$—

Total First Lien	76	—
Second Lien:
Closed end second lien	91	—
HELOC	235,892	64,114

Total Second Lien	235,983	64,114

Total US RMBS	236,059	64,114
Other structured finance	992	8,346
Public Finance	2,425	7,747

Total	239,476	80,207
Less: Ceded recoverable	13,605	4,247

Net recoverable	$225,871	$75,960

        The increase in the salvage and subrogation recoverable is due primarily to the increase in estimated representation and warranty recoveries expected as loan reviews are completed and more information is gathered with respect to loans underlying insured home equity lines of credit ("HELOCs").

        The Company's LAE reserves for mitigating claim liabilities were $12.6 million and $1.6 million as of December 31, 2009 and 2008, respectively.

        Since the onset of the credit crisis in the fall of 2007 and the ensuing sharp recession, the Company has been intensely involved in risk management activities. Its most significant activities have centered on the residential mortgage sector, where the crisis began, but it is also active in other areas experiencing stress. Residential mortgage loans are loans secured by mortgages on one to four family homes. Residential mortgage-backed securities ("RMBS") may be broadly divided into two categories: (1) first lien transactions, which are generally comprised of loans with mortgages that are senior to any other mortgages on the same property, and (2) second lien transactions, which are comprised of loans with mortgages that are often not senior to other mortgages, but rather are second in priority. Both first lien RMBS and second lien RMBS sometimes include a portion of loan collateral with a different priority than the majority of the collateral.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

5. Financial Guaranty Contracts Accounted for as Insurance Contracts (Continued)

Loss and Loss Adjustment Expenses (Recoveries)
By Type

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Financial Guaranty:
First Lien:
Prime First lien	$1	$81	$(131)
Alt-A First lien	21,087	5,035	321
Alt-A Options ARM	42,995	4,516	—
Subprime	13,094	9,330	1,751

Total First Lien	77,177	18,962	1,941
Second Lien:
Closed end second lien	47,804	56,893	158
HELOC	148,454	155,945	20,560

Total Second Lien	196,258	212,838	20,718

Total U.S. RMBS	273,435	231,800	22,659
Other structured finance	21,167	14,211	(11,786)
Public Finance	71,239	19,177	(5,737)

Total Financial Guaranty	365,841	265,188	5,136
Mortgage Guaranty	11,999	2,074	642
Other	—	(1,500)	—

Total loss and loss adjustment expenses	$377,840	$265,762	$5,778

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

5. Financial Guaranty Contracts Accounted for as Insurance Contracts (Continued)

Net Losses Paid(1)

	Year Ended December 31,
	2009(2)	2008	2007
	(in thousands)
First Lien:
Prime First lien	$1	$—	$—
Alt-A First lien	1,041	—	—
Alt-A Options ARM	709	—	—
Subprime	2,571	1,771	730

Total First Lien	4,322	1,771	730
Second Lien:
Closed end second lien	101,103	17,576	—
HELOC	528,084	220,266	2,499

Total Second Lien	629,187	237,842	2,499

Total US RMBS	633,509	239,613	3,229
Other structured finance	799	2,471	(7,799)
Public Finance	23,197	14,729	(3,501)

Total Financial Guaranty Direct and Reinsurance	$657,505	$256,813	$(8,071)

(1)
Exclude losses paid of $12.5 million, $0.9 million and $3.9 million for the years ended December 31, 2009, 2008 and 2007, respectively, in the mortgage guaranty and other segments.

(2)
Paid losses for AGM represent claim payments since the Acquisition Date.

U.S. Second Lien RMBS: HELOCs and CES

        The Company insures two types of second lien RMBS, those secured by HELOCs and those secured by closed-end second ("CES") mortgages. HELOCs are revolving lines of credit generally secured by a second lien on a one to four family home. A mortgage for a fixed amount secured by a second lien on a one-to-four family home is generally referred to as a CES. The Company has material exposure to second lien mortgage loans originated and serviced by a number of parties, but the Company's most significant second lien exposure is to HELOCs originated and serviced by Countrywide.

        The performance of the Company's HELOC and CES exposures deteriorated beginning 2007 and throughout 2008 and 2009 and transactions, particularly those originated in the period from 2005 through 2007, continue to perform below the Company's original underwriting expectations. In accordance with the Company's standard practices the Company evaluated the most current available information as part of its loss reserving process, including trends in delinquencies and charge-offs on

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

5. Financial Guaranty Contracts Accounted for as Insurance Contracts (Continued)

the underlying loans and its experience in requiring providers of representations and warranties to purchase ineligible loans out of these transactions.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

5. Financial Guaranty Contracts Accounted for as Insurance Contracts (Continued)

        The following table shows the Company's key assumptions used in its calculation of estimated expected losses for these types of policies as of December 31, 2009 and December 31, 2008:

Key Assumptions in Base Case Expected Loss Estimates
Second Lien RMBS

HELOC Key Variables	December 31, 2009	December 31, 2008
Plateau Conditional Default Rate (CDR)	10.7–40.0%	19–21%
Final CDR trended down to	0.5–3.2%	1%
Expected Period until Final CDR(1)	21 months	15 months
Initial Conditional Prepayment Rate (CPR)	1.9–14.9%	7.0%–8.0%
Final CPR	10%	7.0%–8.0%
Loss Severity	95%	100%
Future Repurchase of Ineligible Loans	$828 million	$49 million
Initial Draw Rate	0.1–2.0%	1.0%–2.0%

Closed-End Second Liens Key Variables	December 31, 2009	December 31, 2008
Plateau CDR	21.5–44.2%	34.0%–36.0%
Final CDR Rate trended down to	3.3–8.1%	3.4%–3.6%
Expected Period until Final CDR achieved	21 months	24 months
Initial CPR	0.8–3.6%	7%
Final CPR	10%	7%
Loss Severity	95%	100%
Future Repurchase of Ineligible Loans	$77 million	—

(1)
Represents assumptions for most heavily weighted scenario.

        The primary driver of the adverse development related to the HELOC and CES sector is the result of significantly higher total pool delinquencies than had been experienced historically. In order to project future defaults in each pool, a conditional default rate ("CDR") is applied each reporting period to various delinquency categories to calculate the projected losses to the pool. During 2009, the Company modified its calculation methodology for HELOC transactions from an approach that used an average of the prior six months' CDR to an approach that projects future CDR based on currently delinquent loans. This change was made due to the continued volatility in mortgage backed transactions. Management believes that this refinement in approach should prove to be more responsive to changes in CDR rates than the prior methodology. Under this methodology, current representative liquidation rates (the percent of loans in a given delinquency status that are assumed to ultimately default) are used to estimate losses in the first five months from loans that are currently delinquent and then the CDR of the fifth month is held constant for a period of time. Taken together, the first five months of losses plus the period of time for which the CDR is held constant represent the stress period. Once the stress period has elapsed, the CDR is assumed to gradually trend down to its final CDR over twelve months. In the base case as of December 31, 2009, the total time between the current period's CDR and the long-term assumed CDR used to project losses was 21 months. At the

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

5. Financial Guaranty Contracts Accounted for as Insurance Contracts (Continued)

end of this period, the long-term steady CDRs modeled were between 0.5% and 3.2% for HELOC transactions and between 3.3% and 8.1% for CES transactions. The Company continued to assume an extended stress period based on transaction performance and the continued weakened overall economic environment.

        The assumption for the Conditional Prepayment Rate ("CPR"), which represents voluntary prepayments, follows a similar pattern to that of the CDR. The current CPR is assumed to continue for the stress period before gradually increasing to the final CPR, which is assumed to be 10% for both HELOC and CES transactions. This level is much higher than current rates but lower than the historical average, which reflects the Company's continued uncertainty about performance of the borrowers in these transactions. For HELOC transactions, the draw rate is assumed to decline from the current level to the final draw rate over a period of 4 months. The final draw rates were assumed to be between 0.1% and 2.0%.

        In 2009, the Company modeled and probability weighted three possible time periods over which an elevated CDR may potentially occur, one of which assumed a three month shorter period of elevated CDR and another of which assumed a three month longer period of elevated CDR than the most heavily weighted scenario described in the table above. Given that draw rates (the amount of new advances provided on existing HELOCs expressed as a percent of current outstanding advances) have been reduced to levels below the historical average and that loss severities in these products have been higher than anticipated at inception, the Company believes that the level of the elevated CDR and the length of time it will persist is the primary driver behind the likely amount of losses the collateral will suffer (before considering the effects of repurchases of ineligible loans). The Company continues to evaluate all of the assumptions affecting its modeling results.

        Performance of the collateral underlying certain securitizations has substantially differed from the Company's original expectations. Employing several loan file diligence firms and law firms as well as internal resources, as of December 31, 2009 the Company had performed a detailed review of approximately 18,800 files, representing nearly $1.5 billion in outstanding par of defaulted second lien loans underlying insured transactions, and identified a material number of defaulted loans that breach representations and warranties regarding the characteristics of the loans such as misrepresentation of income or occupation, undisclosed, debt and the loan not underwritten in compliance with guidelines. The Company continues to review new files as new loans default and as new loan files are made available to it. Following negotiation with the sellers and originators of the breaching loans, as of December 31, 2009 the Company had reached agreement to have $147.1 million of the second lien loans repurchased. The Company has included in its loss estimates for second liens as of December 31, 2009 an estimated benefit from repurchases of $905.1 million, of which $448.1 million is netted from the Company's GAAP loss reserves, with the balance pertaining to policies whose calculated expected loss is less than its deferred premium revenue, principally as a result of the effects of purchase accounting on AGM's financial guaranty policies. The amount the Company ultimately recovers related to contractual representations and warranties is uncertain and subject to a number of factors including the counterparty's ability to pay, the number and amount of loans determined to have breached representations and warranties and, potentially, negotiated settlements or litigation. As such, the Company's estimate of recoveries is uncertain and actual amounts realized may differ significantly from these estimates. In arriving at the expected recovery from breaches of representations and warranties the Company considered: the credit worthiness of the provider of representations and warranties, the

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

5. Financial Guaranty Contracts Accounted for as Insurance Contracts (Continued)

number of breaches found on defaulted loans, the success rate resolving these breaches with the provider of the representations and warranty and the potential amount of time until the recovery is realized. This calculation involved a variety of scenarios which ranged from the Company recovering substantially all of the losses it incurred due to violations of representations and warranties to the Company realizing very limited recoveries. These scenarios were probability weighted in order to determine the recovery incorporated into the Company's reserve estimate. This approach was used for both loans that had already defaulted and those assumed to default in the future. In all recoveries were limited to amounts paid or expected to be paid out by the Company.

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

        The primary drivers of the Company's approach to modeling potential loss outcomes for transactions backed by second lien collateral are to assume a stressed CDR for a selected period of time and a constant 95% severity rate for the duration of the transaction. Sensitivities around the results of these transactions were modeled by varying the length of the stressed CDR, which corresponds to how long the Company assumes the second lien sector remains stressed before a recovery begins and it returns to the long term equilibrium that was modeled when the deal was underwritten. For HELOC and CES, extending the expected period until the CDR begins returning to its long term equilibrium by three months would result in an increase to expected loss of approximately $155.1 million for HELOC transactions and $19.6 million for CES transactions. Conversely shortening the time until the CDR begins to return to its long term equilibrium by three months decreases expected loss by approximately $159.3 million for HELOC transactions and $17.9 million for CES transactions.

U.S. First Lien RMBS: Subprime, Alt-A, Option ARM and Prime

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

5. Financial Guaranty Contracts Accounted for as Insurance Contracts (Continued)

increase the amount of principal owed), the transaction is referred to as an "Option ARMs." Finally, transactions may include loans made to prime borrowers.

        The problems affecting the subprime mortgage market have been widely reported, with rising delinquencies, defaults and foreclosures negatively impacting the performance of Subprime RMBS transactions. Those concerns relate primarily to Subprime RMBS issued in the period from 2005 through 2007. As of December 31, 2009, the Company had insured $4.88 billion in net par of Subprime RMBS transactions, of which $4.79 billion was in the financial guaranty direct segment. These transactions benefit from various structural protections, including credit enhancement that in the direct portfolio for the vintages 2005 through 2008 currently averages approximately 31.6% of the remaining insured balance. Of the total net par of Subprime RMBS, $2.14 billion was rated BIG by the Company as of December 31, 2009, with $1.22 billion in net par rated BIG 2 or BIG 3.

        As has been reported, the problems affecting the subprime mortgage market are affecting Option ARM RMBS transactions, with rising delinquencies, defaults and foreclosures negatively impacting their performance. Those concerns relate primarily to Option ARM RMBS issued in the period from 2005 through 2007. These transactions benefit from various structural protections, including credit enhancement that in the direct portfolio for the vintages 2005 through 2007 currently averages approximately 8.4% of the remaining insured balance. Of the Company's $2.86 billion total Option ARM RMBS net insured par, $2.69 billion was rated BIG by the Company as of December 31, 2009, with $2.10 billion in net par rated BIG 2 or BIG 3.

        The factors affecting the subprime mortgage market are now affecting Alt-A RMBS transactions, with rising delinquencies, defaults and foreclosures negatively impacting their performance. Those concerns relate primarily to Alt-A RMBS issued in the period from 2005 through 2007. As of December 31, 2009, the Company had insured $2.47 billion in net par of Alt-A RMBS transactions, of which $2.43 billion was in the financial guaranty direct segment. These transactions benefit from various structural protections, including credit enhancement that in the direct portfolio for the vintages 2005 through 2007 currently averages approximately 6.5% of the remaining insured balance. Of the total Alt-A RMBS, $1.82 billion was rated BIG by the Company as of December 31, 2009, with $1.61 billion in net par rated BIG 2 or BIG 3. As of December 31, 2009 the Company had gross reserves in this sector of $25.4 million, and net reserves of $25.2 million.

        The performance of the Company's first lien RMBS exposures deteriorated during 2007, 2008 and 2009 transactions, particularly those originated in the period from 2005 through 2007, continue to perform below the Company's original underwriting expectations. The majority of the projected losses in the First Lien RMBS transactions are expected to come from mortgage loans that are currently delinquent, therefore an increase in delinquent loans beyond those expected last quarter is one of the primary drivers of loss development in this portfolio. Similar to many market participants, the Company applies a liquidation rate assumption to loans in various delinquency categories to determine what proportion of loans in those categories will eventually default.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

5. Financial Guaranty Contracts Accounted for as Insurance Contracts (Continued)

Financial Guaranty Insurance Exposure on U.S. RMBS Below Investment Grade Policies

	December 31, 2009
		BIG Net Par Outstanding
	Total Net Par Outstanding
		BIG 1	BIG 2	BIG 3	Total
	(in millions)
First Lien RMBS:
Subprime (including NIMs)	$4,985	$924	$1,272	$47	$2,243
Alt-A	2,470	208	1,441	173	1,822
Option ARMs	2,858	596	2,096	—	2,692
Prime	426	4	50	—	54
Second Lien RMBS:
HELOCs	5,923	13	113	4,372	4,498
CES	1,212	123	535	509	1,167

Total	$17,874	$1,868	$5,507	$5,101	$12,476

        The following table shows the Company's liquidation assumptions for various delinquency categories as of December 31, 2009 and 2008. The liquidation rate is a standard industry measure that is used to estimate the number of loans in a given aging category that will default within a specified time period. The Company projects these liquidations over two years.

	December 31, 2009	December 31, 2008
30–59 Days Delinquent
Subprime	45%	48%
Option ARM	50	47
Alt-A	50	42
60–89 Days Delinquent
Subprime	65	70
Option ARM	65	71
Alt-A	65	66
90–BK
Subprime	70	90
Option ARM	75	91
Alt-A	75	84
Foreclosure
Subprime	85	100
Option ARM	85	100
Alt-A	85	100
REO
Subprime	100	100
Option ARM	100	100
Alt-A	100	100

        Another important driver of loss projections in this area is loss severities, which is the amount of loss the transaction incurs on a loan after the application of net proceeds from the disposal of the underlying property. Loss severities experienced in first lien transactions have reached historical highs,

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

5. Financial Guaranty Contracts Accounted for as Insurance Contracts (Continued)

and the Company has been revising its assumptions to match experience. The Company is assuming that loss severities begin returning to more normal levels beginning in October 2010, reducing over two or four years to either 40% or 20 points (e.g. from 60% to 40%) below their initial levels, depending on the scenario.

        The following table shows the Company's initial loss severity assumptions as of December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
Subprime	70%	70%
Option ARM	60%	54%
Alt-A	60%	54%

        The primary driver of the adverse development related to first lien exposure, as was the case with the Company's second lien transactions, is the result of the continued increase in delinquent mortgages. During 2009, the Company modified its method of predicting losses from one where losses for both current and delinquent loans were projected using liquidation rates to a method where only the loss related to delinquent loans is calculated using liquidation rates, while losses from current loans are determined by applying a CDR trend. The Company made this change so that its methodology would be more responsive in reacting to the volatility in delinquency data. For delinquent loans, a liquidation rate is applied to loans in various stages of delinquency to determine the portion of loans in each delinquency category that will eventually default. Then, for each transaction, management calculates the constant CDR that, over the next 24 months, would be sufficient to produce the amount of losses that were calculated to emerge from the various delinquency categories. That CDR plateau is extended another three months, for a total of 27 months, in some scenarios. Each transaction's CDR is calculated to improve over 12 months to an intermediate CDR based upon its CDR plateau, then trail off to its final CDR. The intermediate CDRs modeled were between 0.2% and 6.5% for Alt-A first lien transactions, between 1.3% to 4.8% for Option ARM transactions and between 1.3% and 5.2% for Subprime transactions. The defaults resulting from the CDR after the 24 month period represent the defaults that can be attributed to borrowers that are currently performing.

        The assumption for the CPR follows a similar pattern to that of the CDR. The current level of voluntary prepayments is assumed to continue for the stress period before gradually increasing over 12 months to the final CPR, which is assumed to be either 10% or 15% depending on the scenario run. In 2009, the Company modeled and probability weighted four different scenarios with differing CDR curve shapes, loss severity development assumptions and voluntary prepayment assumptions.

        The performance of the collateral underlying certain of these securitizations has substantially differed from the Company's original expectations. As with the second lien policies, as of December 31, 2009 the Company had performed a detailed review of nearly 4,236 files representing nearly $1.7 billion in outstanding par of defaulted first lien loans underlying insured transactions, and identified a material number of defaulted loans that breach representations and warranties regarding the characteristics of the loans. The Company continues to review new files as new loans default and as new loan files are made available to it. Following negotiation with the sellers and originators of the breaching loans, as of December 31, 2009, the Company had reached agreement to have $27.1 million of first lien loans repurchased. The Company has included in its loss estimates for first liens an estimated benefit from

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

5. Financial Guaranty Contracts Accounted for as Insurance Contracts (Continued)

repurchases of $268.0 million, of which $85.3 million is netted from the Company's GAAP loss reserves, with the balance pertaining to policies whose calculated expected loss is less than its deferred premium revenue, principally as a result of the effects of purchase accounting on AGM's financial guaranty policies. The amount the Company ultimately recovers related to contractual representations and warranties is uncertain and subject to a number of factors including the counterparty's ability to pay, the number and amount of loans determined to have breached representations and warranties and, potentially, negotiated settlements or litigation. As such, the Company's estimate of recoveries is uncertain and actual amounts realized may differ significantly from these estimates. In arriving at the expected recovery from breaches of representations and warranties the Company considered, the credit worthiness of the provider of representations and warranties, the number of breaches found on defaulted loans, the success rate resolving these breaches with the provider of the representations and warranty and the potential amount of time until the recovery is realized. This calculation involved a variety of scenarios which ranged from the Company recovering substantially all of the losses it incurred due to violations of representations and warranties to the Company realizing very limited recoveries. These scenarios were probability weighted in order to determine the recovery incorporated into the Company's reserve estimate. This approach was used for both loans that had already defaulted and those assumed to default in the future. In all cases recoveries were limited to amounts paid or expected to be paid out by the Company.

        The Company also insures one direct prime RMBS transaction rated BIG with a net outstanding par at December 31, 2009 of $50.48 million, which it models as an Alt-A transaction and on which it has established case reserves of $0.2 million. Finally, the Company insures Net Interest Margin ("NIM") securities with a net par outstanding as of December 31, 2009 of $102.23 million. While these securities are backed by First Lien RMBS, the Company no longer expects to receive any cash flow on the underlying First Lien RMBS and has, therefore, fully reserved for these transactions, with the exception of expected payments of $94.4 million from third parties to cover principal and interest on the NIMs.

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

        The Company modeled sensitivities for first lien transactions by varying its assumptions of how fast an economic recovery was expected to occur. The primary variables that were varied when modeling sensitivities were the amount of time until the CDR returned to its modeled equilibrium, which was defined as 5% of the current CDR, and how quickly the stressed loss severity returned to its long term equilibrium, which was approximately a 20 point reduction in the current severity rate. In a stressed economic environment assuming a slow recovery rate in the performance of the CDR, where the CDR rate steps down in five increments over 11.3 years, and a 5 year period before severity rates return to their normalized rate, the reserves increase by $33.1 million for Alt-A transactions, $118.3 million for Option ARM transactions and $42.2 million for subprime transactions. Conversely, assuming a recovery in the performance of the CDR, whereby the CDR rate steps down in two increments over 8.1 years, and 3 year period before rates have returned to their normalized rates results in a reserve decrease of

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

5. Financial Guaranty Contracts Accounted for as Insurance Contracts (Continued)

approximately $30.0 million for Alt-A transactions, $121.8 million for Option ARM transactions and $22.5 million for subprime transactions.

"XXX" Life Insurance Transactions

        The Company has insured $2.11 billion of net par in "XXX" life insurance reserve securitization transactions based on discrete blocks of individual life insurance business. In these transactions the monies raised by the sale of the bonds insured by the Company are used to capitalize a special purpose vehicle that provides reinsurance to a life insurer or reinsurer. The monies are invested at inception in accounts managed by third-party investment managers. In order for the Company to incur an ultimate net loss on these transactions, adverse experience on the underlying block of life insurance policies and/or credit losses in the investment portfolio would need to exceed the level of credit enhancement built into the transaction structures.

        The Company's $2.11 billion in net par of XXX Life Insurance transactions includes $1.83 billion in the financial guaranty direct segment. Of the total, $882.5 million was rated BIG by the Company as of December 31, 2009, and corresponded to two transactions. These two XXX transactions had material amounts of their assets invested in US RMBS transactions.

        Based on its analysis of the information currently available, including estimates of future investment performance provided by the current investment manager, projected credit impairments on the invested assets and performance of the blocks of life insurance business at December 31, 2009, the Company's gross reserve for its two BIG XXX insurance transactions was $44.5 million and its net reserve was $44.5 million.

        On December 19, 2008, the Company sued J.P. Morgan Investment Management Inc. ("JPMIM"), the investment manager in one of the transactions, which relates to Orkney Re II p.l.c. ("Orkney Re II") in New York Supreme Court ("Court") alleging that JPMIM engaged in breaches of fiduciary duty, gross negligence and breaches of contract based upon its handling of the investments of Orkney Re II. On January 28, 2010 the Court ruled against the Company on a motion to dismiss filed by JPMIM. The Company is preparing an appeal.

Public Finance Transactions

        Public finance net par outstanding represents 73% of total net par outstanding. Within the public finance category, $3.8 billion was rated BIG with the largest BIG exposure described below. The Company has exposure to a public finance transaction for sewer service in Jefferson County, Alabama. The Company's total exposure to this transaction is approximately $592.5 million of net par, of which $238.9 million is in the financial guaranty direct segment. The Company has made debt service payments during the year and expects to make additional payments in the near term. The Company is continuing its risk remediation efforts for this exposure.

Other Sectors and Transactions

        The Company continues to closely monitor other sectors and individual transactions it feels warrant the additional attention, including, as of December 31, 2009, its commercial mortgage exposure of $971.4 million of net par, of which $270.5 million was in the financial guaranty direct segment, its trust preferred securities collateralized debt obligations ("CDOs") exposure of $1.15 billion, most of

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

5. Financial Guaranty Contracts Accounted for as Insurance Contracts (Continued)

which was in the financial guaranty direct segment, and its U.S. health care exposure of $22.0 billion of net par, of which $20.1 billion was in the financial guaranty direct segment.

Prior to January 1, 2009

        The following table provides a reconciliation of the beginning and ending balances of reserves for losses and LAE for 2008 and 2007. See expected loss roll forward above for a roll forward of all financial guaranty contracts under the accounting guidance that became effective on January 1, 2009.

Loss and Loss Adjustment Expense Reserve
For the Years Ended December 31, 2008 and 2007

	Years Ended December 31,
	2008	2007
	(in thousands)
Balance as of December 31	$125,550	$115,857
Less reinsurance recoverable	8,849	10,889

Net balance as of December 31	116,701	104,968
Transfers to case reserves from portfolio reserves	69,360	10,363
Incurred losses and loss adjustment expenses pertaining to case and IBNR reserves:
Current year	163,197	8,056
Prior years	111,194	(17,716)

Total	274,391	(9,660)
Transfers to case reserves from portfolio reserves	(69,360)	(10,363)
Incurred losses and loss adjustment expenses pertaining to portfolio reserves	(8,629)	15,438

Total losses and loss adjustment expenses	265,762	5,778
Loss and loss adjustment expenses (paid) and recovered pertaining to:
Current year	(90,339)	(2,637)
Prior years	(169,061)	7,330

Total loss and loss adjustment expenses (paid) recovered	(259,400)	4,693
Change in salvage recoverable, net	67,420	1,295
Foreign exchange (gain) loss on reserves	(213)	(33)

Net balance as of December 31	190,270	116,701
Plus reinsurance recoverable	6,528	8,849

Balance as of December 31(1)	$196,798	$125,550

(1)
2008 and 2007 amounts include non financial guaranty loss reserves of $7.1 million and $11.7 million, respectively.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

5. Financial Guaranty Contracts Accounted for as Insurance Contracts (Continued)

        The difference between the portfolio reserve transferred to case reserves and the ultimate case reserve recorded is included in 2008 and 2007 incurred amounts.

        The financial guaranty case basis reserves have been discounted using 6% in 2008 and 2007, resulting in a discount of $(8.7) million and $3.9 million, respectively.

        The unfavorable current and prior year development in 2008 is primarily due to incurred losses related to the Company's U.S. RMBS exposures as well as other real estate related exposures. Additionally, during 2008 case reserves were established for two public finance transactions.

        The favorable prior year development in 2007 of $17.7 million is primarily due to $8.6 million of loss recoveries, $5.0 million reduction in case reserves and $4.3 million increase in salvage reserves for aircraft related transactions, reported to the Company by the Company's cedant. These losses were incurred in 2002 and 2006.

        The loss payments in 2008 are related to several HELOC and CES transactions, as these transactions have experienced significant deterioration during the year. The loss recovery of $4.7 million in 2007 was mainly a result of loss recoveries of $8.6 million from two aircraft related transactions in which claims were paid in 2002 and 2006. These recoveries were partially offset by loss payments related to assumed U.S. HELOC exposures.

        The following table provides financial guaranty net par outstanding by credit monitoring category:

Closely Monitored Credit Categories
December 31, 2008

	Category 1	Category 2	Category 3	Category 4	Total
	(dollars in millions):
Number of policies	53	33	107	4	197
Remaining weighted-average contract period (in years)	15.8	17.3	12.7	8.2	14.1
Insured contractual payments outstanding:
Principal	$1,101.9	$670.9	$2,832.1	$19.7	$4,624.6
Interest	836.5	308.7	976.5	5.7	2,127.4

Total	$1,938.4	$979.6	$3,808.6	$25.4	$6,752.0

Gross reserves for loss and loss adjustment expenses	$0.2	$1.2	$162.5	$24.6	$188.5
Less:
Gross potential recoveries	—	—	(0.9)	—	(0.9)
Discount, net	—	—	65.3	4.2	69.5

Net reserves for loss and loss adjustment expenses	$0.2	$1.2	$98.1	$20.4	$119.9

Reinsurance recoverable	$—	$—	$—	$—	$—

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

5. Financial Guaranty Contracts Accounted for as Insurance Contracts (Continued)

Closely Monitored Credits

        Prior to January 1, 2009, the Company's surveillance department maintained a list of closely monitored credits ("CMCs"). The CMCs are divided into four categories:

  •
  Category 1 (low priority; fundamentally sound, greater than normal risk);

  •
  Category 2 (medium priority; weakening credit profile, may result in loss);

  •
  Category 3 (high priority; claim/default probable, case reserve established);

  •
  Category 4 (claim paid, case reserve established for future payments).

        The CMCs included all BIG exposures where there was a material amount of exposure (generally greater than $10.0 million) or a material risk of the Company incurring a loss greater than $0.5 million. The CMCs also included IG risks where credit quality is deteriorating and where, in the view of the Company, there is significant potential that the risk quality will fall below investment grade. As of December 31, 2008, the CMCs include approximately 99% of the Company's BIG exposure, and the remaining BIG exposure of $92.3 million is distributed across 89 different credits. Other than those excluded BIG credits, credits that are not included in the CMCs list are categorized as fundamentally sound risks.

6. Credit Derivatives

        Certain financial guaranty contracts written in credit derivative form, principally in the form of insured CDS contracts, have been deemed to meet the definition of a derivative under GAAP, which requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. GAAP requires companies to recognize freestanding or embedded derivatives relating to beneficial interests in securitized financial instruments. None of the Company's credit derivatives in the financial guaranty direct and reinsurance segments are in qualifying fair value, cash flow or foreign currency hedging relationships and therefore all changes in fair value are recorded in the consolidated statements of operations.

        In general, the Company structures credit derivative transactions such that the circumstances giving rise to the Company's obligation to make loss payments is similar to that for financial guaranty contracts written in insurance form and only occurs as losses are realized on the underlying reference obligation. Nonetheless, credit derivative transactions are governed by ISDA documentation and operate differently from financial guaranty contracts written in insurance form. For example, the Company's control rights with respect to reference obligation under a credit derivative may be more limited than when the Company issues a financial guaranty contracts written in insurance form. In addition, while the Company's exposure under credit derivatives, like the Company's exposure under financial guaranty contracts written in insurance form, has been generally for as long as the reference obligation remains outstanding, unlike those contracts, a credit derivative may be terminated for a breach of the ISDA documentation or other specific events. If events of default or termination events specified in the credit derivative documentation were to occur, the non-defaulting or the non-affected party, which may be either the Company or the counterparty, depending upon the circumstances, may decide to terminate a credit derivative prior to maturity. The Company may be required to make a termination payment to its swap counterparty upon such termination.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

6. Credit Derivatives (Continued)

        Some of the Company's CDS have rating triggers that allow certain CDS counterparties to terminate in the case of downgrades. If certain of its credit derivative contracts were terminated the Company could be required to make a termination payment as determined under the relevant documentation, although under certain documents, the Company may have the right to cure the termination event by posting collateral, assigning its rights and obligations in respect of the transactions to a third party or seeking a third party guaranty of the obligations of the Company. As of the date of this filing, if AGC's ratings were downgraded to levels between BBB or Baa2 and BB+ or Ba1, certain CDS counterparties could terminate certain CDS contracts covering approximately $6.0 billion par insured, compared to approximately $17.0 billion as of December 31, 2008. As of the date of this filing, none of AG Re, AGRO or AGM has material CDS exposure subject to termination based on its rating. The Company does not believe that it can accurately estimate the termination payments it could be required to make if, as a result of any such downgrade, a CDS counterparty terminated its CDS contracts with the Company. These payments could have a material adverse effect on the Company's liquidity and financial condition.

        Under a limited number of other CDS contracts, the Company may be required to post eligible securities as collateral—generally cash or U.S. government or agency securities. For certain of such contracts, this requirement is based on a mark-to-market valuation, as determined under the relevant documentation, in excess of contractual thresholds that decline or are eliminated if the Company's ratings decline. Under other contracts, the Company has negotiated caps such that the posting requirement cannot exceed a certain amount. As of December 31, 2009, without giving effect to thresholds that apply under current ratings, the amount of par that is subject to collateral posting is approximately $20.1 billion. Counterparties have agreed that for approximately $18.4 billion of that $20.1 billion, the maximum amount that the Company could be required to post at current ratings is $435 million; if AGC were downgraded to A- by S&P or A3 by Moody's, that maximum amount would be $485 million. As of December 31, 2009, the Company had posted approximately $649.6 million of collateral in respect of approximately $20.0 billion of par insured. The Company may be required to post additional collateral from time to time, depending on its ratings and on the market values of the transactions subject to the collateral posting.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

6. Credit Derivatives (Continued)

        The following table disaggregates realized gains and other settlements on credit derivatives into its component parts for the years ended December 31, 2009, 2008 and 2007:

Realized Gains and Other Settlements on Credit Derivatives

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Net credit derivative premiums received and receivable	$168,086	$118,077	$72,721
Net credit derivative losses (paid and payable) recovered and recoverable	(6,737)	391	1,365
Ceding commissions (paid and payable) received and receivable, net	2,209	(879)	(94)

Total realized gains and other settlements on credit derivatives	$163,558	$117,589	$73,992

        Net unrealized gains (losses) on credit derivatives represent the adjustments for changes in fair value that are recorded in each reporting period. Changes in unrealized gains and losses on credit derivatives are reflected in the consolidated statements of operations in "net unrealized gains (losses) on credit derivatives." Cumulative unrealized losses, determined on a contract by contract basis, are reflected as either net assets or net liabilities in the Company's consolidated balance sheets. Unrealized gains and losses resulting from changes in the fair value of credit derivatives occur because of changes in interest rates, credit spreads, the credit ratings of the referenced entities and the issuing company's own credit rating and other market factors. Except for estimated credit impairments, the unrealized gains and losses on credit derivatives will reduce to zero as the exposure approaches its maturity date.

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

        The impact of changes in credit spreads will vary based upon the volume, tenor, interest rates, and other market conditions at the time these fair values are determined. In addition, since each transaction has unique collateral and structure terms, the underlying change in fair value of each transaction may vary considerably. The fair value of credit derivative contracts also reflects the change in the Company's own credit cost based on the price to purchase credit protection on AGC and AGM. As of December 31, 2009 the net credit liability included a reduction in the liability of $4.3 billion representing AGC's and AGM's credit value adjustment. The Company determines its own credit risk based on quoted CDS prices traded on the Company at each balance sheet date. Historically, the price of CDS traded on AGC and AGM moves directionally the same as general market spreads. Generally, a widening of the CDS prices traded on AGC and AGM has an effect of offsetting unrealized losses that result from widening general market credit spreads, while a narrowing of the CDS prices traded on AGC and AGM has an effect of offsetting unrealized gains that result from narrowing general market

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

6. Credit Derivatives (Continued)

credit spreads. An overall narrowing of spreads generally results in an unrealized gain on credit derivatives for the Company and an overall widening of spreads generally results in an unrealized loss for the Company.

Effect of Company's Credit Spread on Credit Derivatives Fair Value

	As of December 31,
	2009	2008
	(dollars in millions)
Quoted price of CDS contract (in basis points):
AGC	634	1,775
AGM	541 (1)	N/A
Fair value of CDS contracts:
Before considering implication of the Company's credit spreads	$(5,830.8)	$(4,734.4)
After considering implication of the Company's credit spreads	$(1,542.1)	$(586.8)

(1)
The quoted price of CDS contract for AGM is 1,047 basis points at July 1, 2009. While AGC's and AGM's credit spreads have substantially narrowed during 2009, they still remain at levels well above their historical norms.

        In 2009, AGC's and AGM's credit spreads narrowed, however they remained relatively wide compared to pre-2007 levels. Offsetting the benefit attributable to AGC's and AGM's wide credit spread were declines in fixed income security market prices primarily attributable to widening spreads in certain markets as a result of the continued deterioration in credit markets and some credit rating downgrades. The higher credit spreads in the fixed income security market were primarily due to continuing market concerns over the most recent vintages of Subprime RMBS and trust-preferred securities.

        The 2008 gain included an amount of $4.1 billion associated with the change in AGC's credit spread, which widened substantially from 180 basis points at December 31, 2007 to 1,775 basis points at December 31, 2008. Management believed that the widening of AGC's credit spread was due to the correlation between AGC's risk profile and that experienced currently by the broader financial markets and increased demand for credit protection against AGC as the result of its increased business volume. Offsetting the gain attributable to the significant increase in AGC's credit spread were declines in fixed income security market prices primarily attributable to widening spreads in certain markets as a result of the continued deterioration in credit markets and some credit rating downgrades, rather than from delinquencies or defaults on securities guaranteed by the Company. The higher credit spreads in the fixed income security market were due to the recent lack of liquidity in the high yield CDO and collateralized loan obligation ("CLO") markets as well as continuing market concerns over the most recent vintages of subprime RMBS and commercial mortgage backed securities ("CMBS").

        The total notional amount of credit derivative exposure outstanding subject to derivative accounting standards as of December 31, 2009 and December 31, 2008 and included in the Company's

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

6. Credit Derivatives (Continued)

financial guaranty exposure was $122.4 billion and $75.1 billion, respectively. The estimated remaining weighted average life was 6.0 years at December 31, 2009 and 7.0 years at December 31, 2008.

Net Par Outstanding on Credit Derivatives

	As of December 31,
	2009				2008
Asset Type	Original Subordination(1)	Current Subordination(1)	Net Par Outstanding	Weighted Average Credit Rating(2)	Net Par Outstanding	Weighted Average Credit Rating(2)
	(dollars in millions)
Financial Guaranty Direct:
Pooled corporate obligations:
CLOs/CBOs	31.1%	27.4%	$49,447	AAA	$23,145	AAA
Synthetic investment grade pooled corporate	19.2	17.7	14,652	AAA	2,277	AAA
Synthetic high yield pooled corporate	36.7	34.4	11,040	AAA	—	—
Trust preferred securities	46.6	37.3	6,041	BBB-	6,181	AA+
Market value CDOs of corporate obligations	32.1	36.9	5,401	AAA	3,802	AAA
Commercial Real Estate	—	—	—	—	775	AAA
CDO of CDOs (corporate)	—	—	—	—	74	AAA

Total pooled corporate obligations	30.9	27.9	86,581	AAA	36,254	AAA
U.S. RMBS:
Alt-A Option ARMs and Alt-A First Lien	20.3	22.0	5,662	BB	6,406	A+
Subprime First lien (including NIMs)	27.6	52.4	4,970	A+	5,668	AA-
Prime first lien	10.9	11.1	560	BB	672	AAA
CES and HELOCs	—	19.2	111	B	22	BBB

Total U.S. RMBS	22.9	34.6	11,303	BBB	12,768	AA
Commercial mortgage-backed securities	28.5	30.9	7,191	AAA	5,801	AAA
Other	—	—	15,700	AA-	17,141	AA

Total Financial Guaranty Direct			120,775	AA+	71,964	AA+
Financial Guaranty Reinsurance			1,642	AA-	3,157	AA+

Total			$122,417	AA+	$75,121	AA+

(1)
Represents the sum of subordinate tranches and over-collateralization and does not include any benefit from excess interest collections that may be used to absorb losses.

(2)
Based on the Company's internal rating, which is on a ratings scale similar to that used by the nationally recognized rating agencies.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

6. Credit Derivatives (Continued)

Unrealized Gain (Loss) on Credit Derivatives

	Year Ended December 31,
Asset Type	2009	2008	2007
	(in millions)
Financial Guaranty Direct:
Pooled corporate obligations:
CLOs/CBOs	$152.3	$263.3	(206.6)
Synthetic investment grade pooled corporate	(24.0)	3.8	(9.1)
Synthetic high yield pooled corporate	95.1	—	—
Trust preferred securities	(44.1)	7.5	(43.9)
Market value CDOs of corporate obligations	(0.6)	48.7	(38.7)
Commercial Real Estate	—	7.5	(6.1)
CDO of CDOs (corporate)	6.3	(3.4)	(3.9)

Total pooled corporate obligations	185.0	327.4	(308.3)
U.S. RMBS:
Alt-A Option ARMs and Alt-A First Lien	(429.3)	(194.9)	(9.8)
Subprime First lien (Including NIMs)	4.9	185.4	(231.2)
Prime first lien	(85.2)	5.2	(2.9)
CES and HELOCs	11.6	0.3	(0.3)

Total U.S. RMBS	(498.0)	(4.0)	(244.2)
Commercial mortgage-backed securities	(41.1)	79.0	(85.6)
Other	6.7	(336.7)	(19.7)

Total Financial Guaranty Direct	(347.4)	65.7	(657.8)
Financial Guaranty Reinsurance	9.6	(27.7)	(12.6)

Total	$(337.8)	$38.0	$(670.4)

        Corporate CLOs, synthetic pooled corporate obligations, market value CDOs, and trust preferred securities ("TruPS"), which comprise the Company's pooled corporate exposures, include all U.S. structured finance pooled corporate obligations and international pooled corporate obligations. U.S. RMBS are comprised of prime and subprime U.S. mortgage-backed and home equity securities. CMBS are comprised of commercial U.S. structured finance and commercial international mortgage backed securities. "Other" includes all other U.S. and international asset classes, such as commercial receivables, international infrastructure, international RMBS and home equity securities, and pooled infrastructure securities.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

6. Credit Derivatives (Continued)

        The Company's TruPS CDO asset pools are generally less diversified by obligors and especially industries than the typical CLO asset pool. Also, the underlying collateral in TruPS CDOs consists primarily of subordinated debt instruments such as trust preferred securities issued by banks, real estate investment trusts ("REITs") and insurance companies, while CLOs typically contain primarily senior secured obligations. Finally, TruPS CDOs typically contain interest rate hedges that may complicate the cash flows. However, to mitigate these risks TruPS CDOs were typically structured with higher levels of embedded credit enhancement than typical CLOs.

        The Company's exposure to "Other" CDS contracts is also highly diversified. It includes $4.2 billion of exposure to four pooled infrastructure transactions comprised of diversified pools of international infrastructure project transactions and loans to regulated utilities. These pools were all structured with underlying credit enhancement sufficient for the Company to attach at super senior AAA levels. The remaining $11.5 billion of exposure in "Other" CDS contracts is comprised of numerous deals typically structured with significant underlying credit enhancement and spread across various asset classes, such as commercial receivables, international RMBS and home equity securities, infrastructure, regulated utilities and consumer receivables. Substantially all of this of exposure is rated IG and the weighted average credit rating is AA-.

        The unrealized gain for the year ended December 31, 2009 on "Other" CDS contracts is primarily attributable to implied spreads narrowing during 2009 on a U.S. infrastructure transaction, a XXX life insurance securitization and a film securitization transaction.

        With considerable volatility continuing in the market, unrealized gains (losses) on credit derivatives may fluctuate significantly in future periods.

        The Company's exposure to the mortgage industry is discussed in Note 5.

        The following tables present additional details about the Company's unrealized gain or loss on credit derivatives associated with U.S. RMBS by vintage as of December 31, 2009:

U. S. Residential Mortgage-Backed Securities

Vintage	Original Subordination(1)	Current Subordination(1)	Net Par Outstanding (dollars in millions)	Weighted Average Credit Rating(2)	Full Year 2009 Unrealized Gain (Loss) (dollars in millions)
2004 and Prior	6.1%	19.3%	$253	A+	$3.0
2005	26.9	56.8	3,514	A+	(1.3)
2006	28.6	38.2	1,765	AA-	(8.9)
2007	19.2	20.0	5,771	BB-	(490.8)
2008	—	—	—	—	—
2009	—	—	—	—	—

Total	22.9%	34.6%	$11,303	BBB	$(498.0)

(1)
Represents the sum of subordinate tranches and over-collateralization and does not include any benefit from excess interest collections that may be used to absorb losses.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

6. Credit Derivatives (Continued)

(2)
Based on the Company's internal rating, which is on a ratings scale similar to that used by the nationally recognized rating agencies.

        The following table presents additional details about the Company's unrealized gain or loss on credit derivatives associated with CMBS transactions by vintage as of December 31, 2009:

Commercial Mortgage-Backed Securities

Vintage	Original Subordination(1)	Current Subordination(1)	Net Par Outstanding (dollars in millions)	Weighted Average Credit Rating(2)	Full Year 2009 Unrealized Gain (Loss) (dollars in millions)
2004 and Prior	28.1%	42.1%	$642	AAA	$(1.8)
2005	17.5	23.2	687	AAA	(2.6)
2006	26.2	27.1	4,447	AAA	(25.0)
2007	41.1	41.5	1,415	AAA	(11.7)
2008	—	—	—	—	—
2009	—	—	—	—	—

Total	28.5%	30.9%	$7,191	AAA	$(41.1)

(1)
Represents the sum of subordinate tranches and over-collateralization and does not include any benefit from excess interest collections that may be used to absorb losses.

(2)
Based on the Company's internal rating, which is on a ratings scale similar to that used by the nationally recognized rating agencies.

The following table summarizes the estimated change in fair values on the net balance of the Company's credit derivative positions assuming immediate parallel shifts in credit spreads on AGC and AGM and on the risks that they both assume:

	As of December 31, 2009
Credit Spreads(1)	Estimated Net Fair Value (Pre-Tax)	Estimated Pre-Tax Change in Gain/(Loss)
	(in millions)
100% widening in spreads	$(3,700.9)	$(2,158.8)
50% widening in spreads	(2,623.5)	(1,081.4)
25% widening in spreads	(2,084.8)	(542.7)
10% widening in spreads	(1,761.6)	(219.5)
Base Scenario	(1,542.1)	—
10% narrowing in spreads	(1,389.7)	152.4
25% narrowing in spreads	(1,159.3)	382.8
50% narrowing in spreads	(782.0)	760.1

(1)
Includes the effects of spreads on both the underlying asset classes and the Company's own credit spread.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

7. Fair Value of Financial Instruments

        The carrying amount and estimated fair value of financial instruments are presented in the following table:

Fair Value of Financial Instruments

	As of December 31, 2009		As of December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Assets:
Fixed maturity securities	$9,139,900	$9,139,900	$3,154,137	$3,154,137
Short-term investments	1,668,279	1,668,279	477,197	477,197
Credit derivative assets	492,531	492,531	146,959	146,959
Assets acquired in refinancing transactions	152,411	160,143	—	—
Committed capital securities, at fair value	9,537	9,537	51,062	51,062
Other assets	18,473	18,473	—	—
Liabilities:
Financial guaranty insurance contracts(1)	5,971,803	7,020,474	1,233,714	1,785,769
Long-term debt:
7.0% Senior Notes	197,481	169,258	197,443	106,560
8.50% Senior Notes	170,137	156,975	—	—
Series A Enhanced Junior Subordinated Debentures	149,796	108,750	149,767	37,500

Total issued by AGUS	517,414	434,983	347,210	144,060
6 7/8% QUIBS	66,661	68,000	—	—
6.25% Notes	133,917	157,320	—	—
5.60% Notes	52,534	60,520	—	—
Junior Subordinated Debentures	146,836	207,000	—	—

Total issued by AGMH	399,948	492,840	—	—
Note payable to related party	149,051	148,477	—	—
Credit derivative liabilities	2,034,634	2,034,634	733,766	733,766
Off-Balance Sheet Instruments:
Financial guaranty contracts future installment premiums	—	—	—	463,407

(1)
Includes the balance sheet amounts related to financial guaranty insurance contract premiums and losses, net of reinsurance.

Background

        Effective January 1, 2008, GAAP established a fair value framework for measuring fair value and expanded disclosures about fair value measurements. The framework applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

7. Fair Value of Financial Instruments (Continued)

        The fair value framework defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The price represents the price available in the principal market for the asset or liability. If there is no principal market, then the price is based on the market that maximizes the value received for an asset or minimizes the amount paid for a liability (i.e. the most advantageous market).

        A fair value hierarchy was also established based on whether the inputs to valuation techniques used to measure fair value are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Company estimates of market assumptions. In accordance with GAAP, the fair value hierarchy prioritizes model inputs into three broad levels as follows:

        Level 1—Quoted prices for identical instruments in active markets.

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

Financial Instruments Carried at Fair Value on a Recurring Basis

        The measurement provision of the fair value framework applies to both amounts recorded in the Company's financial statements and to disclosures. Amounts recorded at fair value in the Company's financial statements on a recurring basis are included in the tables below.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

7. Fair Value of Financial Instruments (Continued)

Fair Value Hierarchy of Financial Instruments
Recurring Basis
As of December 31, 2009

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets
Investment portfolio, available-for-sale:
Fixed maturity securities
U.S. government and agencies	$1,037.6	$—	$1,037.6	$—
Obligations of state and political subdivisions	5,039.5	—	5,039.5	—
Corporate securities	625.5	—	625.5
Mortgage-backed securities:				—
Residential mortgage-backed securities	1,464.6	—	1,464.6	—
Commercial mortgage-backed securities	227.2	—	227.2	—
Asset-backed securities	388.9	—	185.0	203.9
Foreign government securities	356.6	—	356.6	—
Short-term investments	1,668.3	437.2	1,231.1	—
Assets acquired in refinancing transactions	32.4	—	—	32.4
Credit derivative assets	492.5	—	—	492.5
Committed capital securities, at fair value	9.5	—	9.5	—
Other assets:
Equity securities	1.8	1.8	—	—
Other invested assets	0.2	—	—	0.2

Total assets	$11,344.6	$439.0	$10,176.6	$729.0

Liabilities
Credit derivative liabilities	$2,034.6	$—	$—	$2,034.6

Total liabilities	$2,034.6	$—	$—	$2,034.6

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

7. Fair Value of Financial Instruments (Continued)

Fair Value Hierarchy of Financial Instruments
Recurring Basis
As of December 31, 2008(1)

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Investment portfolio, available-for-sale:
Fixed maturity securities:
U.S. government and agencies	$475.9	$—	$475.9	$—
Obligations of state and political subdivisions	1,217.7	—	1,217.7	—
Corporate securities	268.2	—	268.2	—
Mortgage-backed securities:
Residential mortgage-backed securities	830.3	—	830.3	—
Commercial mortgage-backed securities	221.5	—	221.5	—
Asset-backed securities	73.6	—	73.6	—
Foreign government securities	54.5	—	54.5	—
Preferred stock	12.4	—	12.4	—
Short-term investments	477.2	47.8	429.4	—
Credit derivative assets	147.0	—	—	147.0
Committed capital securities, at fair value	51.1	—	51.1	—

Total assets carried at fair value	$3,829.4	$47.8	$3,634.6	$147.0

Liabilities
Credit derivative liabilities	$733.8	$—	$—	$733.8

Total liabilities	$733.8	$—	$—	$733.8

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

        The Company's third-party accounting provider obtains prices from pricing services, index providers or broker-dealers. From time to time a pricing source may be updated to improve consistency of coverage and/or accuracy of prices. A pricing service is also used to obtain prices independent of the third party accounting provider. The price provided by the accounting provider is user to price any security priced by both the accounting provider and the pricing service.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

7. Fair Value of Financial Instruments (Continued)

        Generally one price is obtained for each security. Where multiple prices are obtained, the accounting provider maintains a hierarchy by asset class to prioritize the pricing source to be used. The accounting provider performs daily and monthly controls to ensure completeness and accuracy of security prices, such as reviewing missing price or stale price data and day-over-day variance reports by asset class. The accounting provider maintains a valuation oversight committee that is required to approve all changes in pricing practices and policies.

        Fixed maturity securities are valued by broker-dealers, pricing services or index providers using standard market conventions. The market conventions utilize market quotations, market transactions in comparable instruments, and various relationships between instruments such as yield to maturity, dollar prices and spread prices in determining value. Generally, all of the Company's fixed maturity securities are priced using matrix pricing. The Company used model processes to price one fixed maturity security as of December 31, 2009.

        Broker-dealer quotations obtained to price securities are generally considered to be indicative and are nonactionable (i.e. non-binding).

        The Company is provided with a pricing chart, which for each asset class provides the pricing source, pricing methodology and recommended fair value level in accordance with the fair value framework. The Company reviews the pricing source of each security each reporting period to determine the method of pricing and appropriateness of fair value level. The Company considers securities prices from pricing services, index providers or broker-dealers to be Level 2 in the fair value hierarchy. Prices determined based upon model processes are considered to be Level 3 in the fair value hierarchy. One investment was classified as Level 3 as of or for the three- and year ended December 31, 2009.

        The Company did not make any internal adjustments to prices provided by its third party pricing service.

Committed Capital Securities

        The fair value of committed capital securities represents difference between the present value of remaining expected put option premium payments under the AGC's ("CCS") (the "AGC CCS Securities") and AGM Committed Preferred Trust Securities (the "AGM CPS Securities") agreements and the value of such estimated payments based upon the quoted price for such premium payments as of the reporting dates (see Note 17). Changes in fair value of the AGM CPS and AGC CCS securities are included in the consolidated statement of operations. The significant market inputs used are observable, therefore, the Company classified this fair value measurement as Level 2.

Financial Guaranty Credit Derivatives Accounted for as Derivatives

        The Company's credit derivatives consist primarily of insured CDS contracts, and also include NIM securitizations and interest rate swaps (see Note 6) most of which fall under derivative accounting guidance requiring fair value accounting through the statement of operations. The Company does not typically exit its credit derivative contracts, and there are no quoted prices for its instruments or for similar instruments. Observable inputs other than quoted market prices exist; however, these inputs reflect contracts that do not contain terms and conditions similar to the credit derivative contracts

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

7. Fair Value of Financial Instruments (Continued)

issued by the Company. Therefore, the valuation of credit derivative contracts requires the use of models that contain significant, unobservable inputs. The Company accordingly believes the credit derivative valuations are in Level 3 in the fair value hierarchy discussed above.

        The fair value of the Company's credit derivative contracts represents the difference between the present value of remaining expected net premiums the Company receives for the credit protection and the estimated present value of premiums that a comparable credit-worthy financial guarantor would hypothetically charge the Company for the same protection at the balance sheet date. The fair value of the Company's credit derivatives depends on a number of factors, including notional amount of the contract, expected term, credit spreads, changes in interest rates, the credit ratings of referenced entities, the Company's own credit risk and remaining contractual cash flows.

        Market conditions at December 31, 2009 were such that market prices of the Company's CDS contracts were not generally available. Where market prices were not available, the Company used proprietary valuation models that used both unobservable and observable market data inputs such as various market indices, credit spreads, the Company's own credit spread, and estimated contractual payments to estimate the portion of the fair value of its credit derivatives. These models are primarily developed internally based on market conventions for similar transactions.

        Management considers the non-standard terms of its credit derivative contracts in determining the fair value of these contracts. These terms differ from more standardized credit derivative contracts sold by companies outside the financial guaranty industry. The non-standard terms include the absence of collateral support agreements or immediate settlement provisions. In addition, the Company employs relatively high attachment points and does not exit derivatives it sells for credit protection purposes, except under specific circumstances such as novations upon exiting a line of business. Because of these terms and conditions, the fair value of the Company's credit derivatives may not reflect the same prices observed in an actively traded market of credit derivatives that do not contain terms and conditions similar to those observed in the financial guaranty market. The Company's models and the related assumptions are continuously reevaluated by management and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely and relevant market information.

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

        Valuation models include management estimates and current market information. Management is also required to make assumptions on how the fair value of credit derivative instruments is affected by current market conditions. Management considers factors such as current prices charged for similar agreements, performance of underlying assets, life of the instrument, and credit derivative exposure ceded under reinsurance agreements, and the nature and extent of activity in the financial guaranty credit derivative marketplace. The assumptions that management uses to determine its fair value may change in the future due to market conditions. Due to the inherent uncertainties of the assumptions used in the valuation models to determine the fair value of these credit derivative products, actual

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

7. Fair Value of Financial Instruments (Continued)

experience may differ from the estimates reflected in the Company's consolidated financial statements and the differences may be material.

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

  •
  Gross spread on a financial guaranty written in CDS form is allocated among:

  1.
  the profit the originator, usually an investment bank, realizes for putting the deal together and funding the transaction ("bank profit");

  2.
  premiums paid to the Company for the Company's credit protection provided ("net spread"); and

  3.
  the cost of CDS protection purchased on the Company by the originator to hedge their counterparty credit risk exposure to the Company ("hedge cost").

        The premium the Company receives is referred to as the "net spread." The Company's own credit risk is factored into the determination of net spread based on the impact of changes in the quoted market price for credit protection bought on the Company, as reflected by quoted market prices on CDS referencing AGC or AGM. The cost to acquire CDS protection referencing AGC or AGM affects the amount of spread on CDS deals that the Company retains and, hence, their fair value. As the cost to acquire CDS protection referencing AGC or AGM increases, the amount of premium the Company retains on a deal generally decreases. As the cost to acquire CDS protection referencing AGC or AGM decreases, the amount of premium the Company retains on a deal generally increases. In the Company's valuation model, the premium the Company captures is not permitted to go below the minimum rate that the Company would currently charge to assume similar risks. This assumption can have the effect of mitigating the amount of unrealized gains that are recognized on certain CDS contracts.

        The Company determines the fair value of its CDS contracts by applying the net spread for the remaining duration of each contract to the notional value of its CDS contracts. To the extent available actual transactions executed in the accounting period are used to validate the model results and to explain the correlation between various market indices and indicative CDS market prices.

        The Company's fair value model inputs are gross spread, credit spreads on risks assumed and credit spreads on the Company's name.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

7. Fair Value of Financial Instruments (Continued)

        Gross spread is an input into the Company's fair value model that is used to ultimately determine the net spread a comparable financial guarantor would charge the Company to transfer risk at the reporting date. The Company's estimate of the fair value adjustment represents the difference between the estimated present value of premiums that a comparable financial guarantor would accept to assume the risk from the Company on the current reporting date, on terms identical to the original contracts written by the Company and at the contractual premium for each individual credit derivative contract. This is an observable input that the Company obtains for deals it has closed or bid on in the market place.

        The Company obtains credit spreads on risks assumed from market data sources published by third parties (e.g. dealer spread tables for the collateral similar to assets within the Company's transactions) as well as collateral-specific spreads provided by trustees or obtained from market sources. If observable market credit spreads are not available or reliable for the underlying reference obligations, then market indices are used that most closely resembles the underlying reference obligations, considering asset class, credit quality rating and maturity of the underlying reference obligations. As discussed previously, these indices are adjusted to reflect the non-standard terms of the Company's CDS contracts. As of December 31, 2009, the Company obtained approximately 10% of its credit spread data, based on notional par outstanding, from sources published by third parties, while 90% was obtained from market sources or similar market indices. Market sources determine credit spreads by reviewing new issuance pricing for specific asset classes and receiving price quotes from their trading desks for the specific asset in question. Management validates these quotes by cross-referencing quotes received from one market source against quotes received from another market source to ensure reasonableness. In addition, the Company compares the relative change in price quotes received from one quarter to another, with the relative change experienced by published market indices for a specific asset class. Collateral specific spreads obtained from third-party, independent market sources are un-published spread quotes from market participants and or market traders whom are not trustees. Management obtains this information as the result of direct communication with these sources as part of the valuation process.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

7. Fair Value of Financial Instruments (Continued)

	Scenario 1		Scenario 2
	bps	% of Total	bps	% of Total
Original gross spread/cash bond price (in bps)	185		500
Bank profit (in bps)	115	62%	50	10%
Hedge cost (in bps)	30	16	440	88
The Company premium received per annum (in bps)	40	22	10	2

        In Scenario 1, the gross spread is 185 basis points. The bank or deal originator captures 115 basis points of the original gross spread and hedges 10% of its exposure to AGC, when the CDS spread on AGC was 300 basis points (300 basis points × 10% = 30 basis points). Under this scenario the Company received premium of 40 basis points, or 22% of the gross spread.

        In Scenario 2, the gross spread is 500 basis points. The bank or deal originator captures 50 basis points of the original gross spread and hedges 25% of its exposure to AGC, when the CDS spread on AGC was 1,760 basis points (1,760 basis points × 25% = 440 basis points). Under this scenario the Company would receive premium of 10 basis points, or 2% of the gross spread.

        In this example, the contractual cash flows (the Company premium received per annum above) exceed the amount a market participant would require the Company to pay in today's market to accept its obligations under the CDS contract, thus resulting in an asset. This credit derivative asset is equal to the difference in premium rate discounted at the corresponding LIBOR over the weighted average remaining life of the contract. The expected future cash flows for the Company's credit derivatives were discounted at rates ranging from 0.25% to 4.5% at December 31, 2009. The expected future cash flows for the Company's credit derivatives were discounted at rates ranging from 1.0% to 17.0% at December 31, 2008.

        The Company corroborates the assumptions in its fair value model, including the amount of exposure to AGC and AGM hedged by its counterparties, with independent third parties each reporting period. The current level of AGC's and AGM's own credit spread has resulted in the bank or deal originator hedging a significant portion of its exposure to AGC and AGM. This reduces the amount of contractual cash flows AGC and AGM can capture for selling its protection.

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

        A credit derivative asset is the result of contractual cash flows on in-force deals in excess of what a hypothetical financial guarantor could receive if it sold protection on the same risk as of the current reporting date. If the Company were able to freely exchange these contracts (i.e., assuming its contracts did not contain proscriptions on transfer and there was a viable exchange market), it would be able to

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

7. Fair Value of Financial Instruments (Continued)

realize an asset representing the difference between the higher contractual premiums to which it is entitled and the current market premiums for a similar contract.

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

        Over time the data inputs can change as new sources become available or existing sources are discontinued or are no longer considered to be the most appropriate. It is the Company's objective to move to higher levels on the hierarchy whenever possible, but it is sometimes necessary to move to lower priority inputs because of discontinued data sources or management's assessment that the higher priority inputs are no longer considered to be representative of market spreads for a given type of collateral. This can happen, for example, if transaction volume changes such that a previously used spread index is no longer viewed as being reflective of current market levels.

Information by Credit Spread Type

	As of December 31,
	2009	2008
Based on actual collateral specific spreads	5%	8%
Based on market indices	90%	78%
Provided by the CDS counterparty	5%	14%

Total	100%	100%

        The Company interpolates a curve based on the historical relationship between premium the Company receives when a financial guaranty contract written in CDS form is closed to the daily closing price of the market index related to the specific asset class and rating of the deal. This curve indicates

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

7. Fair Value of Financial Instruments (Continued)

expected credit spreads at each indicative level on the related market index. For specific transactions where no price quotes are available and credit spreads need to be extrapolated, an alternative transaction for which the Company has received a spread quote from one of the first three sources within the Company's spread hierarchy is chosen. This alternative transaction will be within the same asset class, have similar underlying assets, similar credit ratings, and similar time to maturity. The Company then calculates the percentage of relative spread change quarter over quarter for the alternative transaction. This percentage change is then applied to the historical credit spread of the transaction for which no price quote was received in order to calculate the transactions current spread. Counterparties determine credit spreads by reviewing new issuance pricing for specific asset classes and receiving price quotes from their trading desks for the specific asset in question. These quotes are validated by cross-referencing quotes received from one market source with those quotes received from another market source to ensure reasonableness. In addition, management compares the relative change experienced on published market indices for a specific asset class for reasonableness and accuracy.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

7. Fair Value of Financial Instruments (Continued)

        The primary weaknesses of the Company's CDS modeling techniques are:

  •
  There is no exit market or actual exit transactions. Therefore the Company's exit market is a hypothetical one based on the Company's entry market.

  •
  There is a very limited market in which to verify the fair values developed by the Company's model.

  •
  At December 31, 2009 and 2008, the markets for the inputs to the model were highly illiquid, which impacts their reliability. However, the Company employs various procedures to corroborate the reasonableness of quotes received and calculated by the Company's internal valuation model, including comparing to other quotes received on similarly structured transactions, observed spreads on structured products with comparable underlying assets and, on a selective basis when possible, through second independent quotes on the same reference obligation.

  •
  Due to the non-standard terms under which the Company enters into derivative contracts, the fair value of its credit derivatives may not reflect the same prices observed in an actively traded market of credit derivatives that do not contain terms and conditions similar to those observed in the financial guaranty market.

        Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of December 31, 2009 and 2008, these contracts are classified as Level 3 in the fair value hierarchy since there is reliance on at least one unobservable input deemed significant to the valuation model, most significantly the Company's estimate of the value of the non-standard terms and conditions of its credit derivative contracts and of the Company's current credit standing.

Financial Instruments Carried at Fair Value on a Non-recurring Basis

Assets Acquired in Refinancing Transactions

        Mortgage loans included in assets acquired in refinancing transactions are accounted for at fair value when lower than cost. At December 31, 2009, such investments were carried at their market value of $10.8 million. The mortgage loans are classified as Level 3 of the fair value hierarchy as there are significant unobservable inputs used in the valuation of such loans. An indicative dealer quote is used to price the non-performing portion of these mortgage loans. The performing loans are valued using management's determination of future cash flows arising from these loans, discounted at the rate of return that would be required by a market participant. This rate of return is based on indicative dealer quotes.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

7. Fair Value of Financial Instruments (Continued)

Level 3 Instruments

        The table below presents a rollforward of the Company's financial instruments whose fair value included significant unobservable inputs (Level 3) during the year ended December 31, 2009.

Fair Value Level 3 Rollforward

	Year Ended December 31, 2009
	Investment Portfolio	Assets Acquired in Refinancing Transactions	Other Assets	Credit Derivative Asset (Liability), Net(1)	Total Net Assets (Liabilities)
	(in thousands)
Beginning Balance, December 31, 2008	$—	$—	$—	$(586,807)	$(586,807)
AGMH Acquisition	219,429	33,810	—	(622,828)	(369,589)
Total realized and unrealized gains or losses recorded in the statement of operations:
Unrealized gains (losses) on credit derivatives	—	—	—	(337,810)	(337,810)
Realized gains and other settlements on credit derivatives	—	—	—	163,558	163,558
Net realized investment gains (losses)	(735)	702	—	—	(33)
Other income	—	(1,331)	(4,364)	—	(5,695)
Current period net effect of purchases, settlements and other activity	(14,780)	(792)	4,531	(158,216)	(169,257)
Transfers in and/or out of Level 3	—	—	—	—	—

Ending Balance, December 31, 2009	$203,914	$32,389	$167	$(1,542,103)	$(1,305,633)

Change in unrealized gains (losses) related to financial instruments held at the reporting date	$(735)	$702	$(4,364)	$(328,119)	$(332,516)

(1)
For more information on credit derivatives, see Note 6.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

7. Fair Value of Financial Instruments (Continued)

        The table below presents a reconciliation of the Company's credit derivatives whose fair value included significant unobservable inputs (Level 3) during year ended December 31, 2008.

Year Ended December 31, 2008
Credit Derivative Asset (Liability), Net
(in thousands)
Beginning balance, December 31, 2007	$(617,644)
Total realized and unrealized gains or losses recorded in the statement of operations:
Unrealized gains (losses) on credit derivatives	38,034
Realized gains and other settlements on credit derivatives	117,589
Current period net effect of purchases, settlements and other activity	(124,786)
Transfers in and/or out of Level 3	—

Ending Balance, December 31, 2008	$(586,807)

Change in unrealized gains (losses) on credit derivatives still held at the reporting date	$57,492

Unearned Premium Reserves

        The fair value of the Company's unearned premium reserves was based on management's estimate of what a similarly rated financial guaranty insurance company would demand to acquire the Company's in-force book of financial guaranty insurance business. This amount was based on the pricing assumptions management has observed in recent portfolio transfers that have occurred in the financial guaranty market and included adjustments to the carrying value of unearned premium reserves for stressed losses and ceding commissions. The significant inputs for stressed losses and ceding commissions were not readily observable inputs. The Company accordingly classified this fair value measurement as Level 3.

Long Term Debt and Note Payable to Related Party

        The Company's long term debt is valued by broker-dealers using third party independent pricing sources and standard market conventions. The market conventions utilize market quotations, market transactions in comparable instruments, and various relationships between instruments, such as yield to maturity. The Company classified this fair value measurement as Level 3.

        For a description of the Company's long term debt, see Note 17.

        The fair value of the note payable to related party was determined by calculating the present value of the expected cash flows. The Company classified this fair value measurement as Level 3.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

7. Fair Value of Financial Instruments (Continued)

Future Installment Premiums

        As described in Note 5, effective January 1, 2009, future installment premiums are included in the unearned premium reserves for contracts written in financial guaranty form. See "Unearned Premium Reserves" section above for additional information.

        Prior to January 1, 2009, future installment premiums were not recorded in the Company's financial statements. The fair value of the Company's installment premiums was derived by calculating the present value of the estimated future cash flow stream for financial guaranty installment premiums discounted at 6.0%. The significant inputs used to fair value this item were observable. The Company accordingly classified this fair value measurement as Level 2.

8. Investment Portfolio and Assets Acquired in Refinancing Transactions

Investment Portfolio

        As of the Acquisition Date, the investment portfolio includes assets acquired in the AGMH Acquisition with a fair value of $5.8 billion, which is the Company's cost basis. The difference between fair value at the Acquisition Date and par value will be amortized through net investment income over the estimated lives of each security. The weighted average life of these securities was 12 years. In year ended December 31, 2009 net investment income included approximately $28.2 million in amortization of premium on the investment portfolio acquired as part of the AGMH Acquisition. The following tables summarize the Company's aggregate investment portfolio:

Investment Portfolio by Security Type

	As of December 31, 2009
Investments Category	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	OTTI in OCI	Weighted Average Credit Quality
	(dollars in thousands)
Fixed maturity securities:
U.S. government and agencies	9%	$1,014,254	$26,048	$(2,755)	$1,037,547	$—	AAA
Obligations of state and political subdivisions	46	4,881,542	164,700	(6,772)	5,039,470	—	AA
Corporate securities	6	617,117	12,854	(4,362)	625,609	—	AA-
Mortgage-backed securities(3):
Residential mortgage-backed securities	14	1,449,443	39,489	(24,328)	1,464,604	9,804	AA+
Commercial mortgage-backed securities	2	229,841	3,431	(6,101)	227,171	2,418	AA+
Asset-backed securities	4	395,255	1,495	(7,869)	388,881	—	BIG
Foreign government securities	3	356,457	3,570	(3,409)	356,618	—	AA+
Preferred stock	—	—	—	—	—	—	—

Total fixed maturity securities	84	8,943,909	251,587	(55,596)	9,139,900	12,222	AA
Short-term investments	16	1,668,185	649	(555)	1,668,279	—	AAA

Total investment portfolio	100%	$10,612,094	$252,236	$(56,151)	$10,808,179	$12,222	AA

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

8. Investment Portfolio and Assets Acquired in Refinancing Transactions (Continued)

	As of December 31, 2008(2)
Investments Category	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Weighted Average Credit Quality
	(dollars in thousands)
Fixed maturity securities:
U.S. government and agencies	12%	$426,592	$49,370	$(36)	$475,926	AAA
Obligations of state and political subdivisions	34	1,235,942	33,196	(51,427)	1,217,711	AA-
Corporate securities	8	274,237	5,793	(11,793)	268,237	A+
Mortgage-backed securities(3):
Residential mortgage-backed securities	23	829,091	21,717	(20,470)	830,338	AAA
Commercial mortgage-backed securities	7	252,788	55	(31,347)	221,496	AAA
Asset-backed securities	2	80,710	—	(7,144)	73,566	AAA
Foreign government securities	1	50,323	4,173	—	54,496	AAA
Preferred stock	0	12,625	—	(258)	12,367	A

Total fixed maturity securities	87	3,162,308	114,304	(122,475)	3,154,137	AA+
Short-term investments	13	477,197	—	—	477,197	AAA

Total investments	100%	$3,639,505	$114,304	$(122,475)	$3,631,334	AA+

(1)
Based on amortized cost.

(2)
Reclassified to conform to the current period's presentation.

(3)
As of December 31, 2009 and December 31, 2008, respectively, approximately 80% and 69% of the Company's total mortgage backed securities were government agency obligations.

        Ratings in the table above represent the lower of the Moody's and S&P classifications. The Company's portfolio is comprised primarily of high-quality, liquid instruments. The Company continues to receive sufficient information to value its investments and has not had to modify its valuation approach due to the current market conditions.

        The amortized cost and estimated fair value of available-for-sale fixed maturity securities as of December 31, 2009 are shown below, by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

8. Investment Portfolio and Assets Acquired in Refinancing Transactions (Continued)

Distribution of Fixed-Income Securities in the Investment Portfolio
by Contractual Maturity

	As of December 31, 2009
	Investment Portfolio
	Amortized Cost	Estimated Fair Value
	(in thousands)
Due within one year	$76,017	$77,445
Due after one year through five years	1,740,046	1,756,593
Due after five years through ten years	1,727,427	1,766,958
Due after ten years	3,721,135	3,847,129
Mortgage-backed securities:
Residential mortgage-backed securities	1,449,443	1,464,604
Commercial mortgage-backed securities	229,841	227,171

Total	$8,943,909	$9,139,900

        Proceeds from the sale of available-for-sale fixed maturity securities were $1,519.3 million, $532.1 million and $786.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

        The primary reason for the decrease in income from short-term investments is due to the steep drop in short-term yields. Short-term yields during 2009 fluctuated from a high of 1.0% to a low of 0.1% while yields during 2008 fluctuated from a high of 4.4% to a low of 1.0%.

Net Investment Income

	Year Ended December 31,
	2009	2008	2007
	(in millions)
Income from fixed maturity securities	$262,431	$154,467	$123,426
Income from short-term investments	3,209	11,578	7,266

Gross investment income	265,640	166,045	130,692
Investment expenses	(6,418)	(3,487)	(2,600)

Net investment income(1)	$259,222	$162,558	$128,092

(1)
2009 amounts include $22.0 million of amortization of premium, which is mainly comprised of amortization of premium on the acquired AGMH investment portfolio.

        Under agreements with its cedants and in accordance with statutory requirements, the Company maintains fixed maturity securities in trust accounts of $345.7 million and $1,233.4 million as of December 31, 2009 and December 31, 2008, respectively, for the benefit of reinsured companies and for the protection of policyholders, generally in states in which the Company or its subsidiaries, as applicable, are not licensed or accredited.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

8. Investment Portfolio and Assets Acquired in Refinancing Transactions (Continued)

        Under certain derivative contracts, the Company is required to post eligible securities as collateral, generally cash or U.S. government or agency securities. The need to post collateral under these transactions is generally based on mark-to-market valuation in excess of contractual thresholds. The fair market value of the Company's pledged securities totaled $649.6 million and $157.7 million as of December 31, 2009 and December 31, 2008, respectively.

        The Company is not exposed to significant concentrations of credit risk within its investment portfolio.

        No material investments of the Company were non-income producing for the years ended December 31, 2009, 2008 and 2007, respectively.

Other-Than Temporary Impairment

        The following tables present the roll-forward of the credit loss component of the amortized cost of fixed maturity securities for which the Company has recognized OTTI and where the portion of the fair value adjustment related to other factors was recognized in OCI.

Rollfoward of Credit Losses in the Investment Portfolio

Year Ended December 31, 2009
(in thousands)
Balance, beginning April 1, 2009(1)	$582
Additions for credit losses on securities for which an OTTI was not previously recognized	13,657
Reductions for securities sold during the period	(127)
Additions for credit losses on securities for which an OTTI was previously recognized	6,088
Reductions for credit losses now recognized in earnings due to intention to sell the security	(252)

Balance, end of period	$19,948

(1)
The Company adopted new GAAP guidance on April 1, 2009, which prescribed bifurcation of credit and non-credit related OTTI in realized loss and OCI, respectively.

        As of December 31, 2009, amounts, net of tax, in accumulated OCI included an unrealized loss of $11.4 million for securities for which the Company had recognized OTTI and an unrealized gain of $160.6 million for securities for which the Company had not recognized OTTI. As of December 31, 2008, substantially all of accumulated OCI related to unrealized gains and losses on securities.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

8. Investment Portfolio and Assets Acquired in Refinancing Transactions (Continued)

        The following tables summarize, for all securities in an unrealized loss position as of December 31, 2009 and December 31, 2008, the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.

Gross Unrealized Loss by Length of Time

	As of December 31, 2009
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(dollars in millions)
U.S. government and agencies	$292.5	$(2.7)	$—	$—	$292.5	$(2.7)
Obligations of state and political subdivisions	407.4	(4.1)	56.9	(2.7)	464.3	(6.8)
Corporate securities	287.0	(3.9)	8.2	(0.5)	295.2	(4.4)
Mortgage-backed securities:
Residential mortgage-backed securities	361.4	(21.6)	20.5	(2.7)	381.9	(24.3)
Commercial mortgage-backed securities	49.5	(2.4)	56.4	(3.7)	105.9	(6.1)
Asset-backed securities	126.1	(7.8)	2.0	(0.1)	128.1	(7.9)
Foreign government securities	270.4	(3.4)	—	—	270.4	(3.4)
Preferred stock	—	—	—	—	—	—

Total	$1,794.3	$(45.9)	$144.0	$(9.7)	$1,938.3	$(55.6)

Number of securities		259		33		292

Number of securities with OTTI		13		2		15

	As of December 31, 2008(1)
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(dollars in millions)
U.S. government and agencies	$8.0	$—	$—	$—	$8.0	$—
Obligations of state and political subdivisions	479.4	(28.7)	137.9	(22.7)	617.3	(51.4)
Corporate securities	105.6	(10.2)	14.2	(1.6)	119.8	(11.8)
Mortgage-backed securities
Residential mortgage-backed securities	46.4	(17.7)	38.2	(2.8)	84.6	(20.5)
Commercial mortgage-backed securities	135.0	(26.8)	36.2	(4.5)	171.2	(31.3)
Asset-backed securities	73.2	(7.2)	—	—	73.2	(7.2)
Foreign government securities	—	—	—	—	—	—
Preferred stock	12.4	(0.3)	—	—	12.4	(0.3)

Total	$860.0	$(90.9)	$226.5	$(31.6)	$1,086.5	$(122.5)

Number of securities		160		58		218

(1)
Reclassified to conform to the current period presentation.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

8. Investment Portfolio and Assets Acquired in Refinancing Transactions (Continued)

        The $66.9 million decrease in gross unrealized losses was primarily due to the reduction of unrealized losses attributable to municipal securities of $44.6 million, and, to a lesser extent, $25.2 million attributable to CMBS transactions and $7.4 million of losses attributable to corporate bonds. The decrease in unrealized losses was partially offset by a $3.8 million increase in gross unrealized losses in RMBS, $3.4 million in foreign government bonds and $2.7 million in United States Treasury bonds. The decrease in gross unrealized losses during 2009 was related to the recovery of liquidity in the financial markets, offset in part by a $62.2 million transition adjustment for a change in accounting on April 1, 2009 which required only the credit component of OTTI to be recorded in the consolidated statement of operations.

        Of the securities in an unrealized loss position for 12 months or more as of December 31, 2009, five securities had unrealized losses greater than 10% of book value. The total unrealized loss for these securities as of December 31, 2009 was $3.3 million. This unrealized loss is primarily attributable to the market illiquidity and volatility in the U.S. economy and not specific to individual issuer credit.

        The Company recognized $45.8 million of OTTI losses substantially related to mortgage-backed and corporate securities for the year ended December 31, 2009. The 2009 OTTI represents the sum of the credit component of the securities for which we determined the unrealized loss to be other-than-temporary and the entire unrealized loss related to securities the Company intends to sell. The Company continues to monitor the value of these investments. Future events may result in further impairment of the Company's investments. The Company recognized $71.3 million of OTTI losses substantially related to mortgage-backed and corporate securities for the year ended December 31, 2008 primarily due to the fact that it did not have the intent to hold these securities until there is a recovery in their value. The Company had no write downs of investments for OTTI losses for the year ended December 31, 2007. Prior to April 1, 2009, the entire unrealized loss on OTTI securities was recognized in the consolidated statement of operations. Subsequent to that date, only the credit component of the unrealized loss on OTTI securities was recognized in the consolidated statement of operations. The cumulative effect of this change on accounting was recorded as a reclassification from retained earnings to accumulated OCI.

Assets Acquired in Refinancing Transactions

        The Company has rights under certain of its financial guaranty insurance policies and indentures that allow it to accelerate the insured notes and pay claims under its insurance policies upon the occurrence of predefined events of default. To mitigate financial guaranty insurance losses, the Company may elect to purchase the outstanding insured obligation or its underlying collateral. Generally, refinancing vehicles reimburse AGM in whole for its claims payments in exchange for assignments of certain of AGM's rights against the trusts. The refinancing vehicles obtain their funds from the proceeds of AGM-insured GICs issued in the ordinary course of business by the Financial Products Companies. The refinancing vehicles are consolidated into the Company's financial statements.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

8. Investment Portfolio and Assets Acquired in Refinancing Transactions (Continued)

        The following table presents the components of the assets acquired in refinancing transactions:

Summary of Assets Acquired in Refinanced Transactions

As of December 31, 2009
(in thousands)
Securitized loans(1)	$119,593
Bonds	16
Other assets	32,802

Total	$152,411

(1)
The accretable yield on the securitized loans at December 31, 2009 was $141.1 million.

        The bonds within the portfolio of assets acquired in refinancing transactions all have contractual maturities of less than five years. Actual maturities could differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

Net Realized Investment Gains (Losses)

	For the Years Ended December 31,
	2009	2008	2007
	(in thousands)
Gains on investment portfolio	$27,607	$5,656	$1,984
Losses on investment portfolio	(15,125)	(4,189)	(3,328)
OTTI	(45,846)	(71,268)	—

Net realized investment (losses) gains on investment portfolio	(33,364)	(69,801)	(1,344)
Assets acquired in refinancing transactions	702	—	—

Net realized investment (losses) gains on investment portfolio and assets acquired in refinancing transactions	$(32,662)	$(69,801)	$(1,344)

9. Statutory Accounting Practices

        These consolidated financial statements are prepared on a GAAP basis, which differs in certain respects from accounting practices prescribed or permitted by the insurance regulatory authorities,

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

9. Statutory Accounting Practices (Continued)

including the Maryland Insurance Administration, the New York State Insurance Department as well as the statutory requirements of the Bermuda Monetary Authority.

	Policyholders' Surplus		Net Income (Loss)
	As of December 31,		For the Years Ended December 31,
	2009	2008	2009	2008	2007
	(in millions)
Assured Guaranty Corp.	$1,223.7	$378.1	$(243.1)	$27.7	$71.6
Assured Guaranty Re Ltd.(1)	1,189.6	1,220.0	37.2	(31.0)	78.9
Assured Guaranty Municipal Corp.	909.4	—	(228.2)	—	—
Eliminations(2)	(300.0)	—	—	—	—

Consolidated	$3,022.7	$1,598.1	$(434.1)	$(3.3)	$150.5

(1)
AG Re numbers are the Company's estimate of U.S. statutory as this company files Bermuda statutory financial statements.

(2)
In 2009, AGC issued a $300.0 million surplus note.

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

        AG Re, a Bermuda regulated Class 3 insurer and Long-Term insurer, prepares its statutory financial statements in conformity with the accounting principles set forth in The Insurance Act 1978, amendments thereto and Related Regulations. The statutory capital and surplus of AG Re was $1,115 million and $1,136 million as of December 31, 2009 and 2008, respectively. The statutory net income of AG Re was $37.2 million and $78.9 million for the years ended December 31, 2009, and 2007, respectively and net loss $31.0 million for the year ended December 31, 2008.

        GAAP differs in certain significant respects from statutory accounting practices, applicable to U.S. insurance companies, that are prescribed or permitted by insurance regulatory authorities. The principal differences result from the following statutory accounting practices:

  •
  upfront premiums are earned when related principal and interest have expired rather than earned over the expected period of coverage;

  •
  acquisition costs are charged to operations as incurred rather than over the period that related premiums are earned;

  •
  a contingency reserve is computed based on the following statutory requirements:

  1)
  for all policies written prior to July 1, 1989, an amount equal to 50% of cumulative earned premiums less permitted reductions, plus

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

9. Statutory Accounting Practices (Continued)

  2)
  with respect to policies written on and after July 1, 1989, quarterly on a pro rata basis over a period of 20 years for municipal bonds and 15 years for all other obligations, in an amount equal to the greater of 50% of premiums written for the relevant category of insurance or a percentage of the principal guaranteed, varying from 0.55% to 2.50%, depending on the type of obligation guaranteed, until the contingency reserve amount for the category equals the applicable percentage of net unpaid principal.

  •
  certain assets designated as "non-admitted assets" are charged directly to statutory surplus but are reflected as assets under GAAP;

  •
  deferred tax assets are generally admitted to the extent reversals of existing temporary differences in the subsequent year can be recovered through carryback or if greater, the amount of deferred tax asset expected to be realized within one year of the balance sheet date;

  •
  insured CDS are accounted for as insurance contracts rather than as derivative contracts recorded at fair value;

  •
  bonds are generally carried at amortized cost rather than fair value;

  •
  VIEs and refinancing vehicles are not consolidated

  •
  surplus notes are recognized as surplus rather than as a liability unless approved for repayment

  •
  push-down purchase accounting is not applicable under statutory accounting practices

  •
  present value of expected losses are discounted 5% and recorded without consideration of the deferred premium revenue as opposed to discounted at the risk free rate at the end of each reporting period and only to the extent they exceed deferred premium revenue. Also, losses are recorded based on the Company's best estimate rather than on probability weighted cash flows.

10. Outstanding Exposure

        The Company's insurance policies typically guarantee the scheduled payments of principal and interest on public finance and structured finance (including credit derivatives) obligations. The gross amount of financial guaranties in force (principal and interest) was $1,095.0 billion at December 31, 2009 and $354.9 billion at December 31, 2008. The net amount of financial guaranties in force (principal and interest) was $958.3 billion at December 31, 2009 and $348.8 billion at December 31, 2008.

        The Company seeks to limit its exposure to losses from writing financial guaranties by underwriting obligation that are IG at inception, diversifying its portfolio and maintaining rigorous collateral requirements on structured finance obligations, as well as through reinsurance.

        Actual maturities of insured obligations could differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties. The expected maturities for structured finance obligations are, in general, considerably shorter than the contractual maturities for such obligations. For structured finance obligations, the full par outstanding

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

10. Outstanding Exposure (Continued)

for each insured risk is shown in the maturity category that corresponds to the final legal maturity of such risk:

Contractual Terms to Maturity of
Net Par Outstanding of Financial Guaranty Insured Obligations

	December 31, 2009
Terms to Maturity	Public Finance	Structured Finance	Total
	(in millions)
0 to 5 years	$85,207	$37,935	$123,142
5 to 10 years	94,436	41,875	136,311
10 to 15 years	88,448	26,731	115,179
15 to 20 years	72,009	2,310	74,319
20 years and above	125,753	65,718	191,471

Total	$465,853	$174,569	$640,422

Contractual Terms to Maturity of
Ceded Par Outstanding of Financial Guaranty Insured Obligations

	December 31, 2009
Terms to Maturity	Public Finance	Structured Finance	Total
	(in millions)
0 to 5 years	$11,419	$4,711	$16,130
5 to 10 years	13,716	5,303	19,019
10 to 15 years	13,373	2,762	16,135
15 to 20 years	12,031	61	12,092
20 years and above	20,123	3,008	23,131

Total	$70,662	$15,845	$86,507

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

10. Outstanding Exposure (Continued)

        The par outstanding of insured obligations in the public finance insured portfolio includes the following amounts by type of issue:

Summary of Public Finance Insured Portfolio

	Gross Par Outstanding		Ceded Par Outstanding		Net Par Outstanding
Types of Issues	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
	(in millions)
U.S.:
General obligation	$201,264	$27,082	$22,880	$35	$178,384	$27,047
Tax backed	94,825	25,922	11,796	60	83,029	25,862
Municipal utilities	77,872	15,734	8,294	130	69,578	15,604
Transportation	42,540	12,708	7,243	61	35,297	12,647
Healthcare	28,214	12,002	6,205	324	22,009	11,678
Higher education	16,399	5,341	1,267	11	15,132	5,330
Housing	9,623	1,981	1,099	—	8,524	1,981
Infrastructure finance	4,530	822	977	16	3,553	806
Investor-owned utilities	1,694	2,159	4	3	1,690	2,156
Other public finance—U.S.	6,002	4,225	120	14	5,882	4,211

Total public finance—U.S.	482,963	107,976	59,885	654	423,078	107,322
Non-U.S.:
Infrastructure finance	19,404	5,072	3,060	21	16,344	5,051
Regulated utilities	18,979	7,756	5,128	241	13,851	7,515
Pooled infrastructure	4,684	4,514	280	259	4,404	4,255
Other public finance—non-U.S.	10,485	1,680	2,309	—	8,176	1,680

Total public finance—non-U.S.	53,552	19,022	10,777	521	42,775	18,501

Total public finance obligations	$536,515	$126,998	$70,662	$1,175	$465,853	$125,823

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

10. Outstanding Exposure (Continued)

        The par outstanding of insured obligations in the structured finance insured portfolio includes the following amounts by type of collateral:

Summary of Structured Finance Insured Portfolio

	Gross Par Outstanding		Ceded Par Outstanding		Net Par Outstanding
Types of Collateral	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
	(in millions)
U.S.:
Pooled corporate obligations	$82,622	$36,511	$8,289	$1,831	$74,333	$34,680
Residential mortgage-backed and home equity	31,033	18,758	1,857	365	29,176	18,393
Financial products(1)	10,251	—	—	—	10,251	—
Consumer receivables	9,314	5,223	441	65	8,873	5,158
Commercial mortgage-backed securities	7,463	5,876	53	—	7,410	5,876
Commercial receivables	2,485	4,956	3	11	2,482	4,945
Structured credit	2,738	3,361	131	87	2,607	3,274
Insurance securitizations	1,731	1,648	80	55	1,651	1,593
Other structured finance—U.S.	2,754	454	1,236	—	1,518	454

Total structured finance—U.S.	150,391	76,787	12,090	2,414	138,301	74,373
Non-U.S.:
Pooled corporate obligations	27,743	8,791	3,046	408	24,697	8,383
Residential mortgage-backed and home equity	5,623	8,593	396	344	5,227	8,249
Structured credit	2,285	437	216	—	2,069	437
Commercial receivables	1,908	1,751	36	38	1,872	1,713
Insurance securitizations	995	954	14	—	981	954
Commercial mortgage-backed securities	752	795	—	—	752	795
Other structured finance—non-U.S.	717	2,058	47	63	670	1,995

Total structured finance—non-U.S.	40,023	23,379	3,755	853	36,268	22,526

Total structured finance obligations	$190,414	$100,166	$15,845	$3,267	$174,569	$96,899

(1)
As discussed in Note 2, this represents the exposure to AGMH's financial guaranties of GICs issued by AGMH's former financial products companies. This exposure is indemnified by the French and Belgian governments.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

10. Outstanding Exposure (Continued)

        The following table sets forth the net financial guaranty par outstanding by underwriting rating:

	December 31, 2009		December 31, 2008
Ratings(1)	Net Par Outstanding	% of Net Par Outstanding	Net Par Outstanding	% of Net Par Outstanding
	(dollars in millions)
Super senior	$43,353	6.8%	$32,352	14.5%
AAA	59,786	9.3	40,733	18.3
AA	196,859	30.7	47,685	21.4
A	233,200	36.4	65,991	29.6
BBB	82,059	12.8	29,361	13.2
Below investment grade	25,165	4.0	6,600	3.0

Total exposures	$640,422	100.0%	$222,722	100.0%

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

10. Outstanding Exposure (Continued)

states in which municipalities located therein issued an aggregate of 2% or more of the Company's net par amount outstanding of insured public finance securities:

Public Finance Insured Portfolio by Location of Exposure

	December 31, 2009
	Number of Risks	Net Par Amount Outstanding	Percent of Total Net Par Amount Outstanding	Ceded Par Amount Outstanding
	(dollars in millions)
U.S.:
U.S. Public Finance:
California	1,741	$60,187	9.4%	$9,056
New York	1,229	35,407	5.5	6,105
Texas	1,380	31,099	4.9	3,139
Pennsylvania	1,275	28,594	4.5	3,011
Florida	582	25,352	4.0	3,192
Illinois	1,067	24,968	3.9	4,351
New Jersey	864	18,500	2.9	4,210
Michigan	824	17,070	2.7	1,738
Massachusetts	383	13,153	2.1	2,959
Washington	418	12,956	2.0	2,615
Other states	6,276	155,792	24.2	19,509

Total U.S. Public Finance	16,039	423,078	66.1	59,885
Structured finance (multiple states)	1,443	138,301	21.6	12,090

Total U.S.	17,482	561,379	87.7	71,975
Non-U.S.:
United Kingdom	230	30,929	4.8	6,198
Australia	64	8,784	1.4	1,757
Canada	70	4,948	0.8	810
France	40	2,663	0.4	1,003
Italy	25	2,445	0.4	816
Other	479	29,274	4.5	3,948

Total non-U.S.	908	79,043	12.3	14,532

Total	18,390	$640,422	100.0%	$86,507

        As part of its financial guaranty business, the Company enters into credit derivative transactions. In such transactions, the buyer of protection pays the seller of protection a periodic fee in fixed basis points on a notional amount. In return, the seller makes a contingent payment to the buyer if one or more defined credit events occurs with respect to one or more third party referenced securities or loans. A credit event may be a nonpayment event such as a failure to pay, bankruptcy, or restructuring, as negotiated by the parties to the credit derivative transaction. The total notional amount of insured

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

10. Outstanding Exposure (Continued)

credit derivative exposure outstanding which is accounted for at fair value as of December 31, 2009 and December 31, 2008 and included in the Company's financial guaranty exposure in the tables above was $122.4 billion and $75.1 billion, respectively. See Note 6.

        As of December 31, 2009 and 2008, the Company's net mortgage guaranty insurance in force (representing the current principal balance of all mortgage loans currently reinsured) was approximately $0.4 billion, and net risk in force was approximately $0.4 billion. These amounts are not included in the above table.

Consolidated VIEs

        As of December 31, 2009, the Company consolidated four VIEs that have debt obligations insured by the Company. The Company determined that it is the primary beneficiary of the aforementioned VIEs based on its assessment of potential exposure to expected losses from insured obligations issued by or insured assets held by the VIEs. The Company is not primarily liable for the debt obligations issued by the VIEs and would only be required to make payments on these debt obligations in the event that the issuer of such debt obligations defaults on any principal or interest due. The Company's creditors do not have any rights with regard to the assets of the VIEs.

        The table below shows the carrying value of the consolidated VIE assets, liabilities and noncontrolling interest in the Company's consolidated financial statements, segregated by the types of assets held by VIEs that collateralize their respective debt obligations:

Consolidated VIEs

	December 31, 2009
	Total Assets	Total Debt	Total Noncontrolling Interest
	(in thousands)
Italian healthcare receivables	$211,808	$212,484	$(676)
Japanese consumer loans	199,189	199,178	11
Japanese credit card loans	233,419	233,129	290
Northern Irish gas pipeline tariffs	117,887	117,861	26

Total	$762,303	$762,652	$(349)

        The financial reports of the four consolidated VIEs are prepared by outside parties and are not available within the time constraints that the Company requires to ensure the financial accuracy of the operating results. As such, the financial results of the four VIEs are consolidated on a one quarter lag.

Non-Consolidated VIEs

        To date, the results of qualitative and quantitative analyses have indicated that the Company does not have a majority of the variability in any other VIEs and, as a result, are not consolidated in the Company's consolidated financial statements. The Company's exposure provided through its financial guaranties with respect to debt obligations of non-consolidated SPEs is included within net par outstanding in this note.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

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

        In conjunction with the AGMH Acquisition on July 1, 2009, AGMH has joined the consolidated federal tax group of AGUS, AGC, and AG Financial Products Inc. ("AGFP"). For the periods beginning on July 1, 2009 and forward AGMH will file a consolidated federal income tax return with AGUS, AGC, and AGFP ("AGUS consolidated tax group"). In addition a new tax sharing agreement was entered into effective July 1, 2009 whereby each company in the AGUS consolidated tax group will pay or receive its proportionate share of taxable expense or benefit as if it filed on a separate return basis. Assured Guaranty Overseas US Holdings Inc. ("AGOUS") and its subsidiaries AGRO, AGMIC and AG Intermediary Inc., have historically filed a consolidated federal income tax return. AGRO, a Bermuda domiciled company, has elected under Section 953(d) of the Internal Revenue Code to be taxed as a U.S. domestic corporation. Each company, as a member of its respective consolidated tax return group, has paid its proportionate share of the consolidated federal tax burden for its group as if each company filed on a separate return basis with current period credit for net losses.

Components of Income Tax Provision (benefit)

	For the Years Ended December 31,
	2009	2008	2007
	(dollars in thousands)
Current tax (benefit) provision	$217,253	$332	$12,383
Deferred tax provision (benefit)	(180,391)	43,116	(172,136)

Provision (benefit) for income taxes	$36,862	$43,448	$(159,753)

Effective tax rate	27.7%	38.7%	34.5%

        The change in the effective tax rate from year to year is primarily due to changes in the proportion of pre-tax income earned in different tax jurisdictions at varying statutory rates and the impact of the goodwill impairment and gain on bargain purchase which is not tax effected.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

11. Income Taxes (Continued)

        A reconciliation of the difference between the provision for income taxes and the expected tax provision at statutory rates in taxable jurisdictions is presented below:

Effective Tax Rate Reconciliation

	For the Years Ended December 31,
	2009	2008	2007
	(in thousands)
Expected tax provision at statutory rates in taxable jurisdictions	$116,728	$59,961	$(135,905)
Tax-exempt interest	(42,631)	(16,272)	(13,362)
Goodwill impairment and gain on bargain purchase	(51,493)	—	—
Change in FIN 48 liability	9,488	2,306	(10,150)
Other	4,770	(2,547)	(336)

Total provision (benefit) for income taxes	$36,862	$43,448	$(159,753)

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

11. Income Taxes (Continued)

        The deferred income tax asset (liability) reflects the tax effect of the following temporary differences:

	As of December 31,
	2009	2008
	(in thousands)
Deferred tax assets:
Unrealized losses on credit derivative financial instruments, net	$336,914	$116,537
Unearned premium reserves, net	883,496	—
Reserves for losses and loss adjustment expenses	4,816	15,787
Tax and loss bonds	30,913	23,857
Net operating loss carry forward	98,368	17,070
Alternative minimum tax credit	28,115	727
Tax basis step-up	7,631	8,401
Unrealized depreciation on investments	—	4,263
Other	47,121	34,417

Total deferred income tax assets	1,437,374	221,059

Deferred tax liabilities:
Deferred acquisition costs	17,178	36,495
Unearned premium reserves, net	—	3,965
Contingency reserves	35,307	24,358
Tax basis of public debt	109,733	—
Unrealized appreciation on investments	82,463	—
Unrealized gains on committed capital securities	3,338	17,872
Other	24,150	2,251

Total deferred income tax liabilities	272,169	84,941
Less: Valuation allowance	7,000	7,000

Net deferred income tax asset	$1,158,205	$129,118

        The deferred tax asset of the Company increased in 2009 due primarily to the AGMH Acquisition. The acquired deferred tax asset of AGMH was $363.4 million as of July 1, 2009 and primarily included deferred tax assets related to temporary differences for loss reserves, unearned premium reserves and the mark to market of CDS contracts. In addition, there was a deferred tax asset of $524.7 million recorded in conjunction with purchase accounting for AGMH under GAAP. This asset primarily included temporary differences related to purchase accounting for unearned premium reserves, loss reserves, and mark to market of AGMH of public debt. These temporary differences will reverse as the purchased accounting adjustments for unearned premiums reserves, loss reserves and mark to market of AGMH public debt reverses.

        As of December 31, 2009, the Company expects net operating loss carry forward ("NOL") of $231.1 million, which expires in 2029, and AMT credits of $27.2 million, which never expires, from its AGMH Acquisition. These amounts are calculated based on projections of taxable losses expected to

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

11. Income Taxes (Continued)

be filed by Dexia for the period ended June 30, 2009. Section 382 of the Internal Revenue Code limits the amounts of NOL and AMT credits the Company may utilize each year. Management believes sufficient future taxable income exists to realize the full benefit of these NOL and AMT amounts.

        As of December 31, 2009, AGRO had a standalone NOL of $49.9 million, compared with $47.9 million as of December 31, 2008, which is available to offset its future U.S. taxable income. The Company has $29.2 million of this NOL available through 2017 and $20.7 million available through 2023. AGRO's stand alone NOL is not permitted to offset the income of any other members of AGRO's consolidated group. Under applicable accounting standards, the Company is required to establish a valuation allowance for NOLs that the Company believes are more likely than not to expire before being utilized. Management has assessed the likelihood of realization of all of its deferred tax assets. Based on this analysis, management believes it is more likely than not that $20.0 million of AGRO's $49.9 million NOL will not be utilized before it expires and has established a $7.0 million valuation allowance related to the NOL deferred tax asset. Management believes that all other deferred income taxes are more-likely-than-not to be realized. The valuation allowance is subject to considerable judgment, is reviewed quarterly and will be adjusted to the extent actual taxable income differs from estimates of future taxable income that may be used to realize NOLs or capital losses.

Taxation of Subsidiaries

        The Company and its Bermuda subsidiaries are not subject to any income, withholding or capital gains taxes under current Bermuda law. The Company's U.S. and U.K. subsidiaries are subject to income taxes imposed by U.S. and U.K. authorities and file applicable tax returns. The Company's UK subsidiaries are currently not under exam. In addition, AGRO, a Bermuda domiciled company and Assured Guaranty Europe, a UK domiciled company, have elected under Section 953(d) of the U.S. Internal Revenue Code to be taxed as a U.S. domestic corporation.

        The U.S. Internal Revenue Service ("IRS") has completed audits of all of the Company's U.S. subsidiaries' federal income tax returns for taxable years through 2001 except for AGMH, which has been audited through 2006. In September 2007, the IRS completed its audit of tax years 2002 through 2004 for AGOUS, which includes Assured Guaranty Overseas US Holdings Inc., AGRO, AGMIC and AG Intermediary Inc. As a result of the audit there were no significant findings and no cash settlements with the IRS. In addition AGUS is under IRS audit for tax years 2002 through the date of the IPO as part of an audit of ACE. AGUS includes Assured Guaranty US Holdings Inc., AGC and AG Financial Products and were part of the consolidated tax return of a subsidiary of ACE, for years prior to the IPO as part of the audit for ACE. The Company is indemnified by ACE for any potential tax liability associated with the tax examination of AGUS as it relates to years prior to the IPO. AGUS is currently under audit by the IRS for the 2006 through 2008 tax years.

Uncertain Tax Positions

        The following table provides a reconciliation of the beginning and ending balances of the total liability for unrecognized tax benefits recorded under FIN 48. During 2009, the net liability increased $9.5 million due to positions management intends to take on the Company's 2009 tax return and $9.3 million from the AGMH Acquisition. The Company does not believe it is reasonably possible that

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

11. Income Taxes (Continued)

this amount will change significantly in the next twelve months. The entire amount, if recognized, would affect the effective tax rate.

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Balance as of January 1,	$5,101	$2,795	$12,945
Decrease in unrecognized tax benefits as a result of position taken during a prior period	—	—	(4,132)
Decrease in unrecognized tax benefits relating to completion of IRS audit	—	—	(6,018)
Increase from AGMH Acquisition	9,348	—	—
Increase in unrecognized tax benefits as a result of position taken during the current period	9,488	2,306	—

Balance as of December 31,	$23,937	$5,101	$2,795

        The Company's policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2009, the Company has accrued $2.4 million in interest and penalties.

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

        The Company initially recorded a $49.0 million reduction of its existing deferred tax liability, based on an estimate of the ultimate resolution of the Section 338(h)(10) election. Under the tax allocation agreement, the Company estimated that, as of the IPO date, it was obligated to pay $20.9 million to AFS and accordingly established this amount as a liability. The initial difference, which is attributable to the change in the tax basis of certain liabilities for which there is no associated step-up in the tax basis of its assets and no amounts due to AFS, resulted in an increase to additional paid-in capital of $28.1 million. As of December 31, 2009 and December 31, 2008, the liability for tax basis step-up adjustment, which is included in the Company's consolidated balance sheets in "other liabilities," was

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

11. Income Taxes (Continued)

$8.4 million and $9.1 million, respectively. The Company has paid ACE and correspondingly reduced its liability by $0.7 million in 2009 and 2008.

Tax Treatment of CDS

        The Company treats the guaranty it provides on CDS as insurance contracts for tax purposes and as such a taxable loss does not occur until the Company expects to make a loss payment to the buyer of credit protection based upon the occurrence of one or more specified credit events with respect to the contractually referenced obligation or entity. The Company holds its CDS to maturity, at which time any unrealized mark to market loss in excess of credit-related losses would revert to zero.

        The tax treatment of CDS is an unsettled area of the law. The uncertainty relates to the IRS determination of the income or potential loss associated with CDS as either subject to capital gain (loss) or ordinary income (loss) treatment. In treating CDS as insurance contracts the Company treats both the receipt of premium and payment of losses as ordinary income and believes it is more likely than not that any CDS credit related losses will be treated as ordinary by the IRS. To the extent the IRS takes the view that the losses are capital losses in the future and the Company incurred actual losses associated with the CDS, the Company would need sufficient taxable income of the same character within the carryback and carryforward period available under the tax law.

Valuation Allowance

        As of December 31, 2009 and December 31, 2008, net deferred tax assets, net of valuation allowance of $7.0 million for each period presented, were $1,158.2 million and $129.1 million, respectively. The 2009 deferred tax asset of $1,158.2 million consists primarily of $883.5 million in unearned premium reserves and $336.9 million in mark to market adjustments for CDS, offset by net liabilities. The 2008 deferred tax asset of $129.1 million consists primarily of $116.5 million in mark to market adjustment for CDS, offset by net deferred tax liabilities.

        The Company came to the conclusion that it is more likely than not that its net deferred tax asset will be fully realized after weighing all positive and negative evidence available as required under GAAP. The evidence that was considered included the following:

Negative Evidence

  •
  Although the Company believes that income or losses for these CDSs are properly characterized for tax purposes as ordinary, the federal tax treatment is an unsettled area of tax law, as noted above.

  •
  Changes in the fair value of CDS have resulted in significant swings in the Company's net income in recent periods. Changes in the fair value of CDS in future periods could result in the U.S. consolidated tax group having a pre-tax loss under GAAP. Although not recognized for tax, this loss could result in a cumulative three year pre-tax loss, which is considered significant negative evidence for the recoverability of a deferred tax asset under GAAP.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

11. Income Taxes (Continued)

Positive Evidence

  •
  The deferred tax asset on unearned premium reserves resulted primarily from the increase in unearned premium reserves from purchase accounting adjustments. As the unearned premiums get amortized into income, the deferred tax asset will be released.

  •
  The mark-to-market loss on CDS is not considered a tax event, and therefore no taxable loss has occurred.

  •
  After analysis of the current tax law on CDS the Company believes it is more likely than not that the CDS will be treated as ordinary income or loss for tax purposes.

  •
  Assuming a hypothetical loss was triggered for the amount of deferred tax asset, there would be enough taxable income in the future to offset it as follows:

  (a)
  The amortization of the tax-basis unearned premium reserve of $2,938.9 million as of December 31, 2009 as well as the collection of future installment premiums on contracts already written, the Company believes, will result in significant taxable income in the future.

  (b)
  Although the Company has a significant tax exempt portfolio, this can be converted to taxable securities as permitted as a tax planning strategy under GAAP.

  (c)
  The mark-to-market loss is reflective of market valuations and will change from quarter to quarter. It is not indicative of the Company's ability to enter new business. The Company writes and continues to write new business which will increase the amortization of unearned premium and investment portfolio resulting in expected taxable income in future periods.

        After examining all of the available positive and negative evidence, the Company believes that no valuation allowance is necessary in connection with this deferred tax asset. The Company will continue to analyze the need for a valuation allowance on a quarter-to-quarter basis.

12. Reinsurance

        The Company assumes and cedes portions of its exposure on insured obligations in exchange for premiums, net of ceding commissions. Assumed business is included in the reinsurance segment, net of retrocessions (i.e. the ceded portion of assumed risks). The direct segment is reported net of third party cessions of its direct financial guaranty business.

        The Company enters into ceded reinsurance agreements with non-affiliated companies to limit its exposure to risk on an on-going basis. In the event that any of the reinsurers are unable to meet their obligations, the Company would be liable for such defaulted amounts.

        With respect to a significant portion of the Company's in-force financial guaranty reinsurance business, due to the downgrade of AG Re to A1, subject to the terms of each reinsurance agreement, the ceding company may have the right to recapture business ceded to AG Re and assets representing substantially all of the statutory unearned premium and loss reserves (if any) associated with that business. As of December 31, 2009, the statutory unearned premium, which represents deferred revenue to the Company, subject to recapture was approximately $155.7 million. If this entire amount

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

12. Reinsurance (Continued)

were recaptured, it would result in a corresponding one-time reduction to net income of approximately $20.2 million.

        Direct, assumed, and ceded premium and loss and LAE amounts for years ended December 31, 2009, 2008 and 2007 were as follows:

	Year Ended December 31,
	2009	2008(1)	2007(1)
	(in thousands)
Premiums Written:
Direct	$485,836	$484,727	$167,228
Assumed	70,583	133,543	257,318
Ceded	37,818 (2)	(13,714)	(16,576)

Net	$594,237	$604,556	$407,970

Premiums Earned:
Direct	$870,530	$93,406	$54,958
Assumed	136,425	176,332	111,925
Ceded	(76,526)	(8,340)	(7,624)

Net	$930,429	$261,398	$159,259

Loss and Loss Adjustment Expenses:
Direct	$259,472	$199,027	$29,206
Assumed	135,609	64,890	(24,615)
Ceded	(17,241)	1,845	1,187

Net	$377,840	$265,762	$5,778

(1)
Amounts assumed by AG Re and AGC from AGMH in periods prior to the AGMH Acquisition are included in the assumed premiums written, premiums earned and loss and LAE amounts above reflecting the separate organizational structures in effect at the time.

(2)
Positive ceded premiums written were due to commutations and changes in expected debt service schedules.

        The insured financial guaranty portfolio of the Acquired Companies uses ceded reinsurance to a greater extent than Assured Guaranty has historically used. While certain ceded portfolios have been re-assumed, the Company still has significant ceded reinsurance with third parties.

        The Company's reinsurance contracts generally allow the Company to recapture ceded business after certain triggering events, such as reinsurer downgrades. Included in the table below is $12,142 million in ceded par outstanding related to insured credit derivatives.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

12. Reinsurance (Continued)

Ceded Par Outstanding by Reinsurer and Ratings

	Ratings at February 26, 2010
				Ceded Par Outstanding as a % of Total
Reinsurer	Moody's Reinsurer Rating	S&P Reinsurer Rating	Ceded Par Outstanding
	(dollars in millions)
Tokio Marine and Nichido Fire Insurance Co., Ltd.	Aa2(1)	AA(1)	$30,183	34.9%
Radian Asset Assurance Inc.	Ba1	BB-	23,901	27.6
RAM Reinsurance Co. Ltd.	WR(2)	WR(2)	14,542	16.8
Syncora Guarantee Inc	Ca	R(3)	4,329	5.0
R.V.I. Guaranty Co., Ltd.	WR(2)	BBB	4,140	4.8
Swiss Reinsurance Company.	A1	A+	4,045	4.7
Mitsui Sumitomo Insurance Co. Ltd.	Aa3	AA	2,510	2.9
Other	Various	Various	2,857	3.3

Total			$86,507	100.0%

(1)
The Company has structural collateral agreements satisfying the triple-A credit requirement of S&P and/or Moody's.

(2)
Represents "Withdrawn Rating."

(3)
Represents "Regulatory Action. Placed under an order of rehabilitation and liquidation."

Ceded Par Outstanding by Reinsurer and Credit Rating
As of December 31, 2009

	Credit Rating
Reinsurer	Super Senior	AAA	AA	A	BBB	BIG	Total
	(dollars in millions)
Tokio Marine and Nichido Fire Insurance Co., Ltd.	$857	$1,900	$10,910	$11,350	$4,297	$869	$30,183
Radian Asset Assurance Inc.	325	1,033	10,408	9,041	2,796	298	23,901
RAM Reinsurance Co. Ltd.	261	2,578	5,089	4,049	2,073	492	14,542
Syncora Guarantee Inc	—	—	406	784	3,118	21	4,329
R.V.I. Guaranty Co., Ltd.	2,891	1,010	—	239	—	—	4,140
Swiss Reinsurance Company.	—	27	1,607	1,293	1,046	72	4,045
Mitsui Sumitomo Insurance Co. Ltd.	22	144	853	996	441	54	2,510
Other	—	1	1,108	1,518	154	76	2,857

Total	$4,356	$6,693	$30,381	$29,270	$13,925	$1,882	$86,507

        In accordance with statutory accounting requirements and U.S. insurance laws and regulations, in order for the Company to receive credit for liabilities ceded to reinsurers domiciled outside of the U.S., such reinsurers must secure their liabilities to the Company. Except for R.V.I. Guaranty Co., Ltd., which does not secure its ceded contingency reserves, all of the unauthorized reinsurers in the table above post collateral for the benefit of the Company in an amount at least equal to the sum of their

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

12. Reinsurance (Continued)

ceded unearned premiums reserve, loss reserves and contingency reserves calculated on a statutory basis of accounting. In the case of CIFG Assurance North America Inc. ("CIFG"), included in "Other," and Radian, which are authorized reinsurers and, therefore, are not required to post security, their collateral equals or exceeds their ceded statutory loss reserves. Collateral may be in the form of letters of credit or trust accounts. The total collateral posted by all non-affiliated reinsurers as of December 31, 2009 exceeds $1.18 billion.

        Reinsurance recoverable on unpaid losses and LAE as of December 31, 2009 and December 31, 2008 were $14.1 million and $0.2 million, respectively. In the event that any or all of the reinsurers are unable to meet their obligations, the Company would be liable for such defaulted amounts.

Agreements with CIFG Assurance North America, Inc.

        AGC entered into an agreement with CIFG to assume a diversified portfolio of financial guaranty contracts totaling approximately $13.3 billion of net par outstanding. The Company closed the transaction in January 2009 and received $75.6 million, which included $85.7 million of upfront premiums net of ceding commissions, and approximately $12.2 million of future installments related to this transaction.

        In August 2009, AGM and AGE re-assumed approximately $1.8 billion of par outstanding from CIFG, which represented all AGM and AGE business ceded to CIFG, except for one risk which remained with CIFG and which exposure CIFG collateralized. CIFG paid AGM and AGE a total of $31 million in net unearned premiums and paid losses and LAE.

XLFA Commutation

        Effective July 25, 2008, AG Re commuted its $2.1 billion portfolio of business assumed from XLFA for a payment of $18.0 million, which included returning $14.6 million of unearned premium, net of ceding commissions, and loss reserves of $5.2 million, resulting in a net gain to the Company of $1.8 million.

Agreements with Ambac Assurance Corporation

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

        In October 2009, AGM and AGE and Ambac re-assumed the mutual business ceded between Ambac, on the one hand, and AGM and AGE, on the other. AGM and AGE re-assumed approximately $1 billion of par outstanding from Ambac, and Ambac re-assumed approximately $900 million of outstanding par from AGM and AGE. As compensation for the re-assumptions, Ambac

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

12. Reinsurance (Continued)

transferred to AGM and AGE AGM-insured bonds with a then outstanding par value of $17.4 million and a then estimated market value of $6.6 million, not taking into account the AGM insurance, and AGM transferred to Ambac Ambac-insured bonds with a then outstanding par value of $8.5 million and a then estimated market value of $1 million, not taking into account the Ambac insurance.

Tokio Marine Agreement

        On December 24, 2009, AGM and Tokio Marine and Nichido Fire Insurance Company, Ltd. ("Tokio") entered into a Commitment and Understanding agreement whereby AGM agrees to re-assume the public finance exposures ceded to Tokio in two separate portfolios during the first and second quarter, respectively. The Commitment and Understanding consists of approximately $16.2 billion principal amount outstanding as of September 30, 2009. The total re-assumption and commutation amount to be paid by Tokio to AGM if the Portfolio is re-assumed in full shall be the statutory unearned premium as of the end of the month prior to the date of the re-assumption (net of ceding commission) plus an additional commutation premium (a "Commutation Premium") plus any statutory case-basis loss and loss adjustment reserves with respect to the re-assumed business outstanding as of effective date of the re-assumption and commutation. Until such re-assumption and commutation becomes effective under a re-assumption and commutation agreement, Tokio shall remain on risk and liable to AGM for all Policy Payments (as defined in the Reinsurance Agreements), and AGM shall remain liable to Tokio for all premiums, with respect to the cessions re-assumed under the respective re-assumption and commutation agreement, through the Closing Dates.

AGMIC Settlement

        AGMIC and a private mortgage insurer executed a final settlement agreement on June 17, 2009 to settle the matter in full in exchange for a payment by AGMIC to the reinsured of $10 million. The final settlement agreement resolves all disputes between the parties and concludes all remaining rights and obligations of the parties under the Agreement. The Company recognized the settlement in loss and LAE in mortgage guaranty segment.

13. Dividends and Capital Requirements

        Each operating company's ability to pay dividends depends, among other things, upon their financial condition, results of operations, cash requirements and compliance with rating agency requirements, and is also subject to restrictions contained in the insurance laws and related regulations of their state of domicile and other states.

        AGC is a Maryland domiciled insurance company and a subsidiary of the Company. Under Maryland's 1993 revised insurance law, AGC may pay dividends out of earned surplus in any twelve-month period in an aggregate amount exceeding the lesser of (a) 10% of surplus to policyholders or (b) net investment income at the preceding December 31 (including net investment income which has not already been paid out as dividends for the three calendar years prior to the preceding calendar year) without prior approval of the Maryland Commissioner of Insurance. The amount available for distribution from the Company during 2010 with notice to, but without prior approval of, the Maryland Commissioner of Insurance under the Maryland insurance law is approximately $122.4 million. During the years ended December 31, 2009, 2008 and 2007, AGC declared and paid $16.8 million,

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

13. Dividends and Capital Requirements (Continued)

$16.5 million and $12.1 million, respectively, in dividends to AGUS. Under Maryland insurance regulations, AGC is required at all times to maintain a minimum surplus of $750,000.

        AGM is a New York domiciled insurance company and a subsidiary of the Company. Under the insurance laws of the State of New York (the "New York Insurance Law") and related requirements, AGM may pay dividends out of earned surplus, provided that, together with all dividends declared or distributed by AGM during the preceding 12 months, the dividends do not exceed the lesser of (a) 10% of policyholders' surplus as of its last statement filed with the Superintendent of Insurance of the State of New York (the "New York Superintendent") or (b) adjusted net investment income (net investment income at the preceding December 31 plus net investment income which has not already been paid out as dividends for the three calendar years prior to the preceding calendar year) during this period. Based on AGM's statutory statements for the year ended 2009, the maximum amount available for payment of dividends by AGM without regulatory approval over the 12 months following December 31, 2009 was approximately $85.3 million. Furthermore, in connection with the AGMH Acquisition, the Company has committed to the New York Insurance Department that AGM will not pay any dividends for a period of two years from the Acquisition Date without the written approval of the New York Insurance Department. Under New York insurance regulations, AGM is required at all times to maintain a minimum surplus of $66.5 million.

        AG Re's and AGRO's dividend distribution are governed by Bermuda law. Under Bermuda law, dividends may only be paid if there are reasonable grounds for believing that the Company is, or would after the payment be, able to pay its liabilities as they become due and if the realizable value of its assets would thereby not be less than the aggregate of its liabilities and issued share capital and share premium accounts. Distributions to shareholders may also be paid out of statutory capital, but are subject to a 15% limitation without prior approval of the Bermuda Monetary Authority. Dividends are limited by requirements that the subject company must at all times (i) maintain the minimum solvency margin required under the Insurance Act of 1978 and (ii) have relevant assets in an amount at least equal to 75% of relevant liabilities, both as defined under the Insurance Act of 1978. AG Re, as a Class 3B insurer, is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the Authority an affidavit stating that it will continue to meet the required margins. The amount available at AG Re to pay dividends in 2010 in compliance with Bermuda law is $1,084.8 million. However, any distribution which results in a reduction of 15% of more of AG Re's total statutory capital, as set out in its previous year's financial statements, would require the prior approval of the Bermuda Monetary Authority. During 2009, AG Re declared $26.6 million and paid $30.3 million in dividends and during 2008, declared and paid $31.3 million to its parent, AGL. During 2007, AG Re declared dividends of $36.0 million and paid $35.3 million.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

14. Related Party Transactions

        The following table presents the ownership of each of the parties with whom the Company had related party transactions for the periods presented.

Related Parties' Equity Ownership

	December 31, 2009		December 31, 2008		December 31, 2007
	Number of Shares	% Ownership	Number of Shares	% of Ownership	Number of Shares	% of Ownership
Dexia	21,848,934	11.9%	—	—%	—	—%
WL Ross	16,016,396	8.7	12,166,396	13.4	—	—
ACE	13,020,382	7.1	19,157,401	21.1	19,157,401	24.0

Total	50,885,712	27.7%	31,323,797	34.5%	19,157,401	24.0%

Dexia

        The primary related party transactions during 2009 between the Company and Dexia are as follows:

  •
  Dexia acts as intermediary in certain CDS transactions. The Company also issued secondary financial guaranty insurance policies to Dexia. The premiums earned and fair-value adjustments related to those contracts are recorded in the consolidated statements of operations.

  •
  The Company has notes issued to an affiliate of Dexia and records related interest expense in the consolidated statements of operations and accrued interest expense on the balance sheet. See Note 17.

  •
  The Company maintains certain lines of credit with Dexia affiliates. See Note 17.

  •
  The Company provides administrative services to HF Services LLC., an affiliate of Dexia that administers AGMH's former Financial Products Business.

ACE

        The primary related party transactions with ACE are:

  •
  In 2004 the Company entered into reinsurance transactions with ACE subsidiaries as part of the IPO. The business ceded was part of the Company's other segment, and is no longer written. The related party amounts relate primarily to these legacy reinsurance transactions.

  •
  During 2009, 2008 and 2007, ACE provided certain general and administrative services.

  •
  ACE and the Company are party to a tax allocation agreement. See Note 11.

        During 2009, as a result of the public offerings, issuance of stock to Dexia, and sale by ACE of AGL's common shares, ACE's ownership of AGL was significantly reduced. As of January 31, 2010, ACE ownership reduced to a 3.1% ownership interest.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

14. Related Party Transactions (Continued)

WLR Funds

  •
  In 2008, the Company had paid $10.8 million to WL Ross for a commitment fee and paid an additional $5.1 million in 2009.

  •
  Pursuant to pre-emptive rights, WLR Funds purchased 3,850,000 AGL common shares in AGL's June 2009 equity offering at $11.00 per share, the public offering price.

  •
  In October 2009, AG Analytics Inc., a subsidiary of the Company, entered into a consulting agreement with affiliate of W.L.Ross & Co. LLC.

        The following table summarizes the affiliated components of each balance sheet item, where applicable:

	As of December 31,
	2009	2008
	(in thousands)
Assets:
Ceded unearned premium reserve
ACE	$74	$114
Reinsurance recoverable on unpaid losses
ACE	3,069	4,600
Other assets
ACE	109	425
WL Ross	—	10,830
Liabilities:
Unearned premium reserves
ACE	1,391	1,484
Dexia	35,487	—
Loss and loss adjustment expense reserve
ACE	4,610	4,589
Net credit derivative liabilities
Dexia	332,981	—
Note payable to related party
Dexia	149,051	—
Other liabilities
ACE	8,952	39,830
Dexia	278	—
Other information:
Exposure
Gross par outstanding
Dexia(1)	24,090,149	—

(1)
Includes $10.3 billion of net par outstanding related to AGM'S financial guaranties of GICs issued by AGMH's former financial products companies. This exposure is guarauteed by Dexia and by the French and Belgium governments.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

14. Related Party Transactions (Continued)

        The following table summarizes the affiliated components of each statement of operations item, where applicable:

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Revenues:
Net earned premiums
ACE	$1,215	$(3,494)	$(3,594)
Dexia	3,213	—	—
Net change in fair value of credit derivatives
Dexia	17,579	—	—
Expenses:
Loss and loss adjustment expenses (recoveries)
ACE	1,327	4,000	4,650
Amortization of deferred acquisition costs
ACE	3	3	21
Interest expense from note payable to related party
Dexia	4,390	—	—
General and administrative services
ACE	129	129	141
Dexia	(875)	—	—

15. Commitments and Contingencies

Leases

        AGL and its subsidiaries are party to various lease agreements. In June 2008, the Company entered into a new five-year lease agreement for New York office space. Future minimum annual payments of $5.3 million for the first twelve month period and $5.7 million for subsequent twelve month periods commenced October 1, 2008 and are subject to escalation in building operating costs and real estate taxes. As a result of the AGMH Acquisition, during Second Quarter 2009 the Company decided not to occupy the office space described above and subleased it to two tenants for total minimum annual payments of approximately $3.7 million until October 2013. The Company wrote off related leasehold improvements and recorded a pre-tax loss on the sublease of $11.7 million in 2009, which is included in "AGMH acquisition-related expenses" and "other liabilities" in the consolidated statements of operations and balance sheets, respectively.

        The Company leases space in New York City through April 2026. In addition, AGL and its subsidiaries lease additional office space under non-cancelable operating leases which expire at various

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

15. Commitments and Contingencies (Continued)

locations. Lease payments for each of the next five calendar years ending December 31, and thereafter are as follows:

Future Minimum Rental Payments

Year	(in thousands)
2010	$11,568
2011	11,071
2012	11,077
2013	10,374
2014	7,601
Thereafter	89,366

Total	$141,057

        Rent expense for the years ended December 31, 2009, 2008 and 2007 was $10.6 million, $5.7 million and $3.5 million, respectively.

Legal Proceedings

Litigation

        Lawsuits arise in the ordinary course of the Company's business. It is the opinion of the Company's management, based upon the information available, that the expected outcome of litigation against the Company, individually or in the aggregate, will not have a material adverse effect on the Company's financial position or liquidity, although an adverse resolution of litigation against the Company could have a material adverse effect on the Company's results of operations in a particular quarter or fiscal year. In addition, in the ordinary course of their respective businesses, certain of the Company's subsidiaries assert claims in legal proceedings against third parties to recover losses paid in prior periods. The amounts, if any, the Company will recover in these proceedings are uncertain, although recoveries in any one or more of these proceedings during any quarter or fiscal year could be material to the Company's results of operations in that particular quarter or fiscal year.

Proceedings Related to AGMH's Former Financial Products Business

        The following is a description of legal proceedings involving AGMH's former financial products business. Although the Company did not acquire AGMH's former financial products business, which included AGMH's former GICs business, medium-term note business and portions of the leveraged lease businesses, certain legal proceedings relating to those businesses are against entities which the Company did acquire. While Dexia SA and DCL, jointly and severally, have agreed to indemnify the Company against liability arising out of the proceedings described below, such indemnification might not be sufficient to fully hold the Company harmless against any injunctive relief or criminal sanction that is imposed against AGMH or its subsidiaries.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

15. Commitments and Contingencies (Continued)

  Governmental Investigations into Former Financial Products Business

        AGMH and AGM have received subpoenas duces tecum and interrogatories or civil investigative demands from the Attorney General of the States of Connecticut, Florida, Illinois, Missouri, New York, Texas and West Virginia relating to their investigations of alleged bid rigging of municipal GICs. AGMH is responding to such requests. AGMH may receive additional inquiries from these or other regulators and expects to provide additional information to such regulators regarding their inquiries in the future. In addition,

  •
  AGMH received a subpoena from the Antitrust Division of the DOJ in November 2006 issued in connection with an ongoing criminal investigation of bid rigging of awards of municipal GICs and other municipal derivatives;

  •
  AGM received a subpoena from the SEC in November 2006 related to an ongoing industry-wide investigation concerning the bidding of municipal GICs and other municipal derivatives; and

  •
  AGMH received a "Wells Notice" from the staff of the Philadelphia Regional Office of the SEC in February 2008 relating to the investigation concerning the bidding of municipal GICs and other municipal erivatives. The Wells Notice indicates that the SEC staff is considering recommending that the SEC uthorize the staff to bring a civil injunctive action and/or institute administrative proceedings against GMH, alleging violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder and Section 7(a) of the Securities Act.

        Pursuant to the subpoenas, AGMH has furnished to the DOJ and SEC records and other information with respect to AGMH's municipal GIC business. The ultimate loss that may arise from these investigations remains uncertain.

  Lawsuits Relating to Former Financial Products Business

        During 2008, nine putative class action lawsuits were filed in federal court alleging federal antitrust violations in the municipal derivatives industry, seeking damages and alleging, among other things, a conspiracy to fix the pricing of, and manipulate bids for, municipal derivatives, including GICs. These cases have been coordinated and consolidated for pretrial proceedings in the U.S. District Court for the Southern District of New York as MDL 1950, In re Municipal Derivatives Antitrust Litigation, Case No. 1:08-cv-2516 ("MDL 1950").

        Five of these cases named both AGMH and AGM: (a) Hinds County, Mississippi v. Wachovia Bank, N.A. (filed on or about March 13, 2008); (b) Fairfax County, Virginia v. Wachovia Bank, N.A. (filed on or about March 12, 2008); (c) Central Bucks School District, Pennsylvania v. Wachovia Bank N.A. (filed on or about June 4, 2008); (d) Mayor & City Council of Baltimore, Maryland v. Wachovia Bank N.A. (filed on or about July 3, 2008); and (e) Washington County, Tennessee v. Wachovia Bank N.A. (filed on or about July 14, 2008). In April 2009, the MDL 1950 court granted the defendants' motion to dismiss on the federal claims, but granted leave for the plaintiffs to file a second amended complaint. On June 18, 2009, interim lead plaintiffs' counsel filed a Second Consolidated Amended Class Action Complaint. The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys' fees and other costs. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits; although the Second Consolidated Amended Class Action

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

15. Commitments and Contingencies (Continued)

Complaint currently describes some of AGMH's and AGM's activities, it does not name those entities as defendants. Motions to dismiss the Second Consolidated Amended Class Action Complaint are pending.

        Four of the cases named only AGMH and also alleged that the defendants violated California state antitrust law and common law by engaging in illegal bid-rigging and market allocation, thereby depriving the cities of competition in the awarding of GICs and ultimately resulting in the cities paying higher fees for these products: (a) City of Oakland, California, v. AIG Financial Products Corp. (filed on or about April 23, 2008); (b) County of Alameda, California v. AIG Financial Products Corp. (filed on or about July 8, 2008); (c) City of Fresno, California v. AIG Financial Products Corp. (filed on or about July 17, 2008); and (d) Fresno County Financing Authority v. AIG Financial Products Corp. (filed on or about December 24, 2008). When the four plaintiffs filed a consolidated complaint in September 2009, the plaintiffs did not name AGMH as a defendant. However, the complaint does describe some of AGMH's and AGM's activities. The consolidated complaint generally seeks unspecified monetary damages, interest, attorneys' fees and other costs. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits. Motions to dismiss the consolidated complaint filed by these California municipalities were filed on February 9, 2010.

        AGMH and AGM also were named in five non-class action lawsuits originally filed in the California Superior Courts alleging violations of California law related to the municipal derivatives industry: (a) City of Los Angeles v. Bank of America, N.A. (filed on or about July 23, 2008 in the Superior Court of the State of California in and for the County of Los Angeles, Case No. BC 394944, removed to the U.S. District Court for the Central District of California ("C.D. Cal.") as Case No. 2:08-cv-5574, transferred to S.D.N.Y. as Case No. 1:08-cv-10351); (b) City of Stockton v. Bank of America, N.A. (filed on or about July 23, 2008 in the Superior Court of the State of California in and for the County of San Francisco, Case No. CGC-08-477851, removed to the N.D. Cal. as Case No. 3:08-cv-4060, transferred to S.D.N.Y. as Case No. 1:08-cv-10350); (c) County of San Diego v. Bank of America, N.A. (filed on or about August 28, 2008 in the Superior Court of the State of California in and for the County of Los Angeles, Case No. SC 99566, removed to C.D. Cal. as Case No. 2:08-cv-6283, transferred to S.D.N.Y. as Case No. 1:09-cv-1195); (d) County of San Mateo v. Bank of America, N.A. (filed on or about October 7, 2008 in the Superior Court of the State of California in and for the County of San Francisco, Case No. CGC-08-480664, removed to N.D. Cal. as Case No. 3:08-cv-4751, transferred to S.D.N.Y. as Case No. 1:09-cv-1196); and (e) County of Contra Costa v. Bank of America, N.A. (filed on or about October 8, 2008 in the Superior Court of the State of California in and for the County of San Francisco, Case No. CGC-08-480733, removed to N.D. Cal. As Case No. 3:08-cv-4752, transferred to S.D.N.Y. as Case No. 1:09-cv-1197). Amended complaints in these actions were filed on September 15, 2009, adding a federal antitrust claim and naming AGM (but not AGMH), among other defendants including AGUS. These cases have been transferred to the S.D.N.Y. and consolidated with MDL 1950 for pretrial proceedings.

        In late 2009 the same California plaintiffs' counsel named the Company as well as AGUS in six additional non-class action cases filed in federal court, which also have been coordinated and consolidated for pretrial proceedings with MDL 1950: (f) City of Riverside v. Bank of America, N.A. (filed on or about November 12, 2009 in the C.D. Cal., Case No. 2:09-cv-8284, transferred to S.D.N.Y. as Case No. 1:09-cv-10102); (g) Sacramento Municipal Utility District v. Bank of America, N.A. (filed on

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

15. Commitments and Contingencies (Continued)

or about November 12, 2009 in the U.S. District Court for the Eastern District of California ("E.D. Cal."), Case No. 2:09-cv-3133, transferred to S.D.N.Y. as Case No. 1:09-cv-10103; (h) Los Angeles World Airports v. Bank of America, N.A. (filed on or about December 10, 2009 in C.D. Cal., Case No. 2:09-cv-9069, transferred to S.D.N.Y. as Case No. 1:10-cv-627; (i) Redevelopment Agency of the City of Stockton v. Bank of America, N.A. (filed on or about December 10, 2009 in E.D. Cal., Case No. 2:09-cv-3437, transferred to S.D.N.Y. as Case No. 1:10-cv-630; (j) Sacramento Suburban Water District v. Bank of America, N.A. (filed on or about December 10, 2009 in E.D. Cal., Case No. 2:09-cv-3433, transferred to S.D.N.Y. as Case No. 1:10-cv-629; and (k) County of Tulare v. Bank of America, N.A. (filed on or about December 10, 2009 in E.D. Cal., Case No. 1:09-cv-02155, transferred to S.D.N.Y. as Case No. 1:10-cv-628.

        Motions to dismiss these eleven complaints, all of which include a federal antitrust claim as well as California state law claims, were filed on February 9, 2010. The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys' fees, costs and other expenses. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits.

Proceedings Relating to the Company's Financial Guaranty Business

        The Company has received subpoenas duces tecum and interrogatories from the State of Connecticut Attorney General and the Attorney General of the State of California related to antitrust concerns associated with the methodologies used by rating agencies for determining the credit rating of municipal debt, including a proposal by Moody's to assign corporate equivalent ratings to municipal obligations, and the Company's communications with rating agencies. The Company has satisfied or isin the process of satisfying such requests. It may receive additional inquiries from these or other regulators and expects to provide additional information to such regulators regarding their inquiries in the future.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

15. Commitments and Contingencies (Continued)

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

        Upon termination under the conditions set forth in (b) and (c) above, the Company may be required (under some of its reinsurance agreements) to return to the primary insurer all statutory unearned premiums, less ceding commissions, attributable to reinsurance ceded pursuant to such agreements after which the Company would be released from liability with respect to the ceded business. Upon the occurrence of the conditions set forth in (b) above, whether or not an agreement is terminated, the Company may be required to obtain a letter of credit or alternative form of security to collateralize its obligation to perform under such agreement or it may be obligated to increase the level of ceding commission paid. See Note 12.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

16. Summary of Relationships with Monolines

        The tables below summarize the exposure to each financial guaranty monoline insurer by exposure category and the underlying ratings of the Company's insured risks.

Summary of Relationships With Monolines

	As of December 31, 2009
	Insured Portfolios
	Assumed Par Outstanding(1)	Ceded Par Outstanding(2)	Second-to-Pay Insured Par Outstanding(3)	Investment Portfolio(4)
	(in millions)
Radian Asset Assurance Inc.	$—	$23,901	$95	$1.4
RAM Reinsurance Co. Ltd.	24	14,542	—	—
Syncora Guarantee Inc.	947	4,329	3,024	15.8
ACA Financial Guaranty Corporation	2	973	19	—
Financial Guaranty Insurance Company	4,488	272	3,987	81.3
MBIA Insurance Corporation	14,249	241	12,770	1,008.3
Ambac Assurance Corporation	30,401	110	9,393	811.1
CIFG Assurance North America Inc.	12,923	75	299	22.0
Multiple owner	—	—	3,008	—

Total	$63,034	$44,443	$32,595	$1,939.9

(1)
Assumed par outstanding represents the amount of par assumed by the Company from other monolines. Under these relationships, the Company assumes a portion of the ceding company's insured risk in exchange for a premium. The Company may be exposed to risk in this portfolio in that the Company may be required to pay losses without a corresponding premium in circumstances where the ceding company is experiencing financial distress and is unable to pay premiums.

(2)
Ceded par outstanding represents the portion of insured risk ceded to other reinsurers. Under these relationships, the Company cedes a portion of its insured risk in exchange for a premium paid to the reinsurer. The Company remains primarily liable for all risks it directly underwrites and is required to pay all gross claims. It then seeks reimbursement from the reinsurer for its proportionate share of claims. The Company may be exposed to risk for this exposure if were required to pay the gross claims and not be able to collect ceded claims from an assuming company experiencing financial distress. In accordance with statutory accounting requirements and U.S. insurance laws and regulations, in order for the Company to receive credit for liabilities ceded to reinsurers domiciled outside of the U.S., such reinsurers must secure their liabilities to the Company. Most of the unauthorized reinsurers in the table above post collateral for the benefit of the Company in an amount at least equal to the sum of their ceded unearned premiums reserve, loss reserves and contingency reserves calculated on a statutory basis of accounting. In the case of CIFG, included in "Other," and Radian, which are authorized reinsurers and, therefore, are not required to post security, their collateral equals or exceeds their ceded statutory loss reserves.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

16. Summary of Relationships with Monolines (Continued)

  Collateral may be in the form of letters of credit or trust accounts. The total collateral posted by all non-affiliated reinsurers as of December 31, 2009 exceeds $1.18 billion.

(3)
Second-to-pay insured par outstanding represents transactions we have insured on a second-to-pay basis that were previously insured by other monolines. The Company underwrites such transactions based on the underlying insured obligation without regard to the primary insurer.

(4)
Securities within the Investment Portfolio that are wrapped by monolines may decline in value based on the rating of the monoline.

        The table below presents the insured par outstanding categorized by rating as of December 31, 2009:

Insured Par Outstanding
As of December 31, 2009(1)

	Public Finance					Structured Finance
	AAA	AA	A	BBB	BIG	AAA	AA	A	BBB	BIG	Total
	(in millions)
Radian Asset Assurance Inc.	$—	$—	$14	$58	$21	$2	$—	$—	$—	$—	$95
RAM Reinsurance Co. Ltd.	—	—	—	—	—	—	—	—	—	—	—
Syncora Guarantee Inc.	—	—	635	811	—	333	378	136	339	392	3,024
ACA Financial Guaranty Corporation	—	13	—	3	3	—	—	—	—	—	19
Financial Guaranty Insurance Company	—	284	1,729	537	12	922	204	180	30	89	3,987
MBIA Insurance Corporation	150	2,951	5,500	1,693	30	—	1,634	44	768	—	12,770
Ambac Assurance Corporation	66	2,818	3,095	1,442	268	375	231	310	348	440	9,393
CIFG Assurance North America Inc	—	39	75	140	45	—	—	—	—	—	299
Multiple owner	919	2	2,087	—	—	—	—	—	—	—	3,008

Total	$1,135	$6,107	$13,135	$4,684	$379	$1,632	$2,447	$670	$1,485	$921	$32,595

(1)
Assured Guaranty's internal rating.

        In evaluating transactions in which another monoline has provided financial guaranty insurance and the Company would be obligated to pay upon its financial guaranty policies on a second-to-pay basis, the Company does not rely on such other monoline's ability or willingness to pay and instead evaluates the underlying transactions in accordance with its underwriting guidelines.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

17. Long-Term Debt, Note Payable to Related Party and Credit Facilities

        The principal and carrying values of the Company's long-term debt were as follows:

	As of December 31, 2009		As of December 31, 2008
	Principal	Carrying Value	Principal	Carrying Value
	(in thousands)
AGUS:
7.0% Senior Notes	$200,000	$197,481	$200,000	$197,443
8.50% Senior Notes	172,500	170,137	—	—
Series A Enhanced Junior Subordinated Debentures	150,000	149,796	150,000	149,767

Total AGUS	522,500	517,414	350,000	347,210
AGMH:
6 7/8% QUIBS	100,000	66,661	—	—
6.25% Notes	230,000	133,917	—	—
5.60% Notes	100,000	52,534	—	—
Junior Subordinated Debentures	300,000	146,836	—	—

Total AGMH	730,000	399,948	—	—

Total long-term debt	1,252,500	917,362	350,000	347,210
Note Payable to Related Party	140,145	149,051	—	—

Total	$1,392,645	$1,066,413	$350,000	$347,210

        The Company's consolidated financial statements include long-term debt and related interest expense, which was used to fund the Company's insurance operations and the AGMH Acquisition on July 1, 2009, as described below.

Debt Issued by AGUS

  (a)
  7.0% Senior Notes. On May 18, 2004, AGUS issued $200.0 million of 7.0% senior notes due 2034 ("7.0% Senior Notes") for net proceeds of $197.3 million. The proceeds of the offering were used to repay substantially all of a $200.0 million promissory note issued to a subsidiary of ACE Limited ("ACE") in April 2004 as part of the IPO-related formation transactions. Although the coupon on the Senior Notes is 7.0%, the effective rate is approximately 6.4%, taking into account the effect of a cash flow hedge executed by the Company in March 2004. The 7.0% Senior Notes are fully and unconditionally guaranteed by AGL.

  (b)
  8.50% Senior Notes. On June 24, 2009, AGL issued 3,450,000 equity units for net proceeds of approximately $166.8 million in a registered public offering. The net proceeds of the offering were used to pay a portion of the consideration for the AGMH Acquisition. Each equity unit consists of (i) a forward purchase contract and (ii) a 5%, undivided beneficial ownership interest in $1,000 principal amount 8.50% senior notes due 2014 issued by AGUS and guaranteed by AGL. Under the purchase contract, holders are required to purchase, and AGL is required to issue, between 3.8685 and 4.5455 of AGL common shares for $50 no later than June 1, 2012. The actual number of shares purchased will be based on the average closing price of the common shares over a 20-trading day period ending three trading days prior to

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

17. Long-Term Debt, Note Payable to Related Party and Credit Facilities (Continued)

    June 1, 2012. More specifically, if the average closing price per share for the relevant period (the "Applicable Market Value") is equal to or exceeds $12.93, the settlement rate will be 3.8685 shares. If the Applicable Market Value is less than or equal to $11.00, the settlement rate will be 4.5455 shares, and if it is between $11.00 and $12.93, the settlement rate will be equal to the quotient of $50.00 and the Applicable Market Value. The notes are pledged by the holders of the equity units to a collateral agent to secure their obligations under the purchase contracts. Interest on the notes is payable, initially, quarterly at the rate of 8.50% per year. The notes are subject to a mandatory remarketing between December 1, 2011 and May 1, 2012 (or, if not remarketed during such period, during a designated three business day period in May 2012). In the remarketing, the interest rate on the notes will be reset and certain other terms of the notes may be modified, including to extend the maturity date, to change the redemption rights (as long as there will be at least two years between the reset date and any new redemption date) and to add interest deferral provisions. If the notes are not successfully remarketed, the interest rate on the notes will not be reset and holders of all notes will have the right to put their notes to the Company on the purchase contract settlement date at a put price equal to $1,000 per note ($50 per equity unit) plus accrued and unpaid interest. The notes are redeemable at AGUS' option, in whole but not in part, upon the occurrence and continuation of certain events at any time prior to the earlier of the date of a successful remarketing and the purchase contract settlement date. The aggregate redemption amount for the notes is equal to an amount that would permit the collateral agent to purchase a portfolio of U.S. Treasury securities sufficient to pay the principal amount of the notes and all scheduled interest payment dates that occur after the special event redemption date to, and including the purchase contract settlement date; provided that the aggregate redemption amount may not be less than the principal amount of the notes. Other than in connection with a tax event or accounting event, the notes may not be redeemed by AGUS prior to June 1, 2014.

  (c)
  Series A Enhanced Junior Subordinated Debentures. On December 20, 2006, AGUS issued $150.0 million of Series A Enhanced Junior Subordinated Debentures (the "Debentures") due 2066 for net proceeds of $149.7 million. The proceeds of the offering were used to repurchase 5,692,599 of AGL's common shares from ACE Bermuda Insurance Ltd., a subsidiary of ACE. The Debentures pay a fixed 6.40% rate of interest until December 15, 2016, and thereafter pay a floating rate of interest, reset quarterly, at a rate equal to 3 month LIBOR plus a margin equal to 2.38%. AGUS may elect at one or more times to defer payment of interest for one or more consecutive periods for up to ten years. Any unpaid interest bears interest at the then applicable rate. AGUS may not defer interest past the maturity date. These Debentures are guaranteed on a junior subordinated basis by AGL.

Debt Issued by AGMH

        AGL fully and unconditionally guarantees the following three series of AGMH debt obligations:

  (a)
  $100.0 million face amount of 6 7/8% Quarterly Income Bond Securities ("QUIBS") due December 15, 2101. On December 19, 2001, AGMH issued $100.0 million face amount of 6 7/8% QUIBS due December 15, 2101, which are callable without premium or penalty on or

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

17. Long-Term Debt, Note Payable to Related Party and Credit Facilities (Continued)

    after December 19, 2006. A portion of the proceeds were used to pay a dividend to the shareholders of AGMH. On the Acquisition Date, the fair value of these bonds was $66.5 million, representing a discount of $33.5 million, which will be amortized over the term of the debt.

  (b)
  $230.0 million face amount of 6.25% Notes due November 1, 2102. On November 26, 2002, AGMH issued $230.0 million face amount of 6.25% Notes due November 1, 2102, which are callable without premium or penalty in whole or in part at any time on or after November 26, 2007. A portion of the proceeds were used to redeem in whole AGMH's $130.0 million principal amount of 7.375% Senior Quarterly Income Debt Securities ("QUIDS") due September 30, 2097. On July 1, 2009, the date of the AGMH Acquisition, the fair value of these bonds was $133.4 million, representing a discount of $96.6 million, which will be amortized over the term of the debt.

  (c)
  $100.0 million face amount of 5.60% Notes due July 15, 2103. On July 31, 2003, AGMH issued $100.0 million face amount of 5.60% Notes due July 15, 2103, which are callable without premium or penalty in whole or in part at any time on or after July 31, 2008. The proceeds were used to redeem in whole AGMH's $100.0 million principal amount of 6.950% Senior QUIDS due November 1, 2098. On July 1, 2009, the date of the AGMH Acquisition, the fair value of these bonds was $52.3 million, representing a discount of $47.7 million, which will be amortized over the term of the debt.

        AGL also guarantees, on a junior subordinated basis, the $300 million of AGMH's outstanding Junior Subordinated Debentures.

  (d)
  $300.0 million face amount of Junior Subordinated Debentures due December 15, 2036. On November 22, 2006, AGMH issued $300.0 million face amount of Junior Subordinated Debentures with a scheduled maturity date of December 15, 2036 and a final repayment date of December 15, 2066. The final repayment date of December 15, 2066 may be automatically extended up to four times in five-year increments provided certain conditions are met. The debentures are redeemable, in whole or in part, at any time prior to December 15, 2036 at their principal amount plus accrued and unpaid interest to the date of redemption or, if greater, the make-whole redemption price. Interest on the debentures will accrue from November 22, 2006 to December 15, 2036 at the annual rate of 6.40%. If any amount of the debentures remains outstanding after December 15, 2036, then the principal amount of the outstanding debentures will bear interest at a floating interest rate equal to one-month LIBOR plus 2.215% until repaid. AGMH may elect at one or more times to defer payment of interest on the debentures for one or more consecutive interest periods that do not exceed ten years. In connection with the completion of this offering, AGMH entered into a replacement capital covenant for the benefit of persons that buy, hold or sell a specified series of AGMH long-term indebtedness ranking senior to the debentures. Under the covenant, the debentures will not be repaid, redeemed, repurchased or defeased by AGMH or any of its subsidiaries on or before the date that is 20 years prior to the final repayment date, except to the extent that AGMH has received proceeds from the sale of replacement capital securities. The proceeds from this offering were used to pay a dividend to the shareholders of AGMH. On the

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

17. Long-Term Debt, Note Payable to Related Party and Credit Facilities (Continued)

    Acquisition Date, the fair value of these bonds was $144.0 million, representing a discount of $156.0 million, which will be amortized over the term of the debt.

Note Payable to Related Party

        Note Payable to Related Party represents debt issued by VIEs, consolidated by AGM to the Financial Products Companies, which were transferred to Dexia Holdings prior to the AGMH Acquisition. The funds borrowed were used to finance the purchase of the underlying obligations of AGM-insured obligations which had breached triggers allowing AGM to exercise its right to accelerate payment of a claim in order to mitigate loss. The assets purchased are classified as assets acquired in refinancing transactions. The term of the note payable matches the terms of the assets. On the Acquisition Date, the fair value of this note was $164.4 million, representing a premium of $9.5 million, which will be amortized over the term of the debt.

        The Company recorded $4.4 million of interest expense on the note payable for the year ended December 31, 2009.

        Principal payments due under the long-term debt and notes payable to related party are as follows:

Expected Maturity Schedule of Long Term Debt and Note Payable to Related Party

		Long-Term Debt
Expected Withdrawal Date	Note Payable to Related Party	AGUS	AGMH	Total Long- Term Debt
	(in thousands)
2010	$33,994	$—	$—	$—
2011	22,364	—	—	—
2012	23,485	—	—	—
2013	21,340	—	—	—
2014	12,464	172,500	—	172,500
2015-2034	26,498	200,000	—	200,000
2035-2054	—	—	—	—
2055-2074	—	150,000	300,000	450,000
Thereafter(1)	—	—	430,000	430,000

Total	$140,145	$522,500	$730,000	$1,252,500

(1)
Due dates are between 2101 and 2103.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

17. Long-Term Debt, Note Payable to Related Party and Credit Facilities (Continued)

Interest Expense

        AGMH long term debt with a face amount of $730.0 million was recorded on the Company's books at its Acquisition Date fair value of approximately $396 million. The discount on this debt will be amortized as part of interest expense over the estimated remaining life of the applicable debt.

Interest Expense

	Year Ended December 31,
	2009			2008			2007
	Coupon Interest	Other	Total Interest Expense	Coupon Interest	Other	Total Interest Expense	Coupon Interest	Other	Total Interest Expense
	(in millions)
AGUS:
7.0% Senior Notes	$14.0	$(0.5)	$13.5	$14.0	$(0.5)	$13.5	$14.0	$(0.5)	$13.5
8.50% Senior Notes	8.1	0.2	8.3	—	—	—	—	—	—
Series A Enhanced Junior Subordinated Debentures	9.6	0.2	9.8	9.6	0.2	9.8	9.6	0.2	9.8

AGUS total	31.7	(0.1)	31.6	23.6	(0.3)	23.3	23.6	(0.3)	23.3
AGMH:
6 7/8% QUIBS	3.4	0.2	3.6	—	—	—	—	—	—
6.25% Notes	7.2	0.5	7.7	—	—	—	—	—	—
5.60% Notes	2.8	0.3	3.1	—	—	—	—	—	—
Junior Subordinated Debentures	9.6	2.8	12.4	—	—	—	—	—	—

AGMH total	23.0	3.8	26.8
Note Payable to Related Party	5.0	(0.6)	4.4	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	0.2	0.2

Total	$59.7	$3.1	$62.8	$23.6	$(0.3)	$23.3	$23.6	$(0.1)	$23.5

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

17. Long-Term Debt, Note Payable to Related Party and Credit Facilities (Continued)

        At the closing of the 2006 Credit Facility, AGC guaranteed the obligations of AGUK under the facility and AGL guaranteed the obligations of AG Re and AGRO under the facility and agreed that, if the Company consolidated assets (as defined in the related credit agreement) of AGC and its subsidiaries were to fall below $1.2 billion, it would, within 15 days, guarantee the obligations of AGC and AGUK under the facility. At the same time, AGOUS guaranteed the obligations of AGL, AG Re and AGRO under the facility, and each of AG Re and AGRO guaranteed the other as well as AGL.

        The 2006 Credit Facility's financial covenants require that AGL:

  (a)
  maintain a minimum net worth of 75% of the Consolidated Net Worth of Assured Guaranty as of the June 30, 2009 (calculated as if the AGMH Acquisition had been consummated on such date); and

  (b)
  maintain a maximum debt-to-capital ratio of 30%.

        In addition, the 2006 Credit Facility requires that AGC maintain qualified statutory capital of at least 75% of its statutory capital as of the fiscal quarter ended June 30, 2006. Furthermore, the 2006 Credit Facility contains restrictions on AGL and its subsidiaries, including, among other things, in respect of their ability to incur debt, permit liens, become liable in respect of guaranties, make loans or investments, pay dividends or make distributions, dissolve or become party to a merger, consolidation or acquisition, dispose of assets or enter into affiliate transactions. Most of these restrictions are subject to certain minimum thresholds and exceptions. The 2006 Credit Facility has customary events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, bankruptcy or insolvency proceedings, change of control and cross-default to other debt agreements. A default by one borrower will give rise to a right of the lenders to terminate the facility and accelerate all amounts then outstanding. As of December 31, 2009 and December 31, 2008, Assured Guaranty was in compliance with all of the financial covenants.

        As of December 31, 2009 and December 31, 2008, no amounts were outstanding under this facility. There have not been any borrowings under the 2006 Credit Facility.

        Letters of credit totaling approximately $2.9 million remained outstanding as of December 31, 2009 and December 31, 2008. The Company obtained the letters of credit in connection with entering into a lease for new office space in 2008, which space was subsequently sublet. See Note 15.

2009 Strip Coverage Liquidity Agreement

        In connection with the AGMH Acquisition, AGM agreed to retain the risks relating to the debt and strip policy portions of the leveraged lease business. The liquidity risk to AGM related to the strip policy portion of the leveraged lease business is mitigated by the strip coverage facility described below.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

17. Long-Term Debt, Note Payable to Related Party and Credit Facilities (Continued)

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

        On July 1, 2009, AGM and DCL, acting through its New York Branch ("Dexia Crédit Local (NY)"), entered into a credit facility (the "Strip Coverage Facility"). DCL is a subsidiary of Dexia. Under the Strip Coverage Facility, Dexia Crédit Local (NY) agreed to make loans to AGM to finance all draws made by lessors on AGM strip policies that were outstanding as of November 13, 2008, up to the commitment amount. The commitment amount of the Strip Coverage Facility was $1 billion at closing of the AGMH Acquisition but is scheduled to amortize over time; it may also be reduced in 2014 to $750 million, if AGM does not have a specified consolidated net worth at that time.

        Fundings under this facility are subject to certain conditions precedent, and their repayment is collateralized by a security interest that AGM granted to Dexia Crédit Local (NY) in amounts that AGM recovers—from the tax-exempt entity, or from asset sale proceeds—following its payment of strip policy claims. The Strip Coverage Facility will terminate upon the earliest to occur of an AGM change of control, the reduction of the commitment amount to $0, and January 31, 2042.

        The Strip Coverage Facility's financial covenants require that AGM and its subsidiaries maintain a maximum debt-to-capital ratio of 30% and maintain a minimum net worth of (a) 75% of consolidated net worth as of July 1, 2009, plus (b) 25% of the aggregate consolidated net income (or loss) for the period beginning July 1, 2009 and ending on June 30, 2014 or, if the commitment amount has been reduced to $750 million as described above, zero. The Company is in compliance with all covenants as of the date of this filing.

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

        As of December 31, 2009 no amounts were outstanding under this facility, nor have there been any borrowings during the life of this facility.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

17. Long-Term Debt, Note Payable to Related Party and Credit Facilities (Continued)

multiplied by 4.5%. The obligation to repay loans under this agreement is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations in the covered portfolio, including certain installment premiums and other collateral.

        As of December 31, 2009 and December 31, 2008, no amounts were outstanding under this facility nor have there been any borrowings during the life of this facility.

  AGM Credit Facility

        On April 30, 2005, AGM entered into a limited recourse credit facility ("AGM Credit Facility") with a syndicate of international banks which provides up to $297.5 million for the payment of losses in respect of the covered portfolio. The AGM Credit Facility expires April 30, 2015. The facility can be utilized after AGM has incurred, during the term of the facility, cumulative municipal losses (net of any recoveries) in excess of the greater of $297.5 million or the average annual debt service of the covered portfolio multiplied by 5.0%. The obligation to repay loans under this agreement is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations in the covered portfolio, including certain installment premiums and other collateral. The ratings downgrade of AGM by Moody's to Aa3 in November 2008 resulted in an increase to the commitment fee.

        As of December 31, 2009 no amounts were outstanding under this facility nor have there been any borrowings during the life of this facility.

Committed Capital Securities

Committed Capital Securities

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
AGC CCS:
Put option premium expense	$5,957	$5,734	$2,623
Change in fair value	(47,075)	42,746	8,316
AGM CPS:
Put option premium expense	2,371	—	—
Change in fair value	(75,865)	—	—

  AGC CCS Securities

        On April 8, 2005, AGC entered into separate agreements (the "Put Agreements") with four custodial trusts (each, a "Custodial Trust") pursuant to which AGC may, at its option, cause each of the Custodial Trusts to purchase up to $50.0 million of perpetual preferred stock of AGC (the "AGC Preferred Stock"). The custodial trusts were created as a vehicle for providing capital support to AGC by allowing AGC to obtain immediate access to new capital at its sole discretion at any time through the exercise of the put option. If the put options were exercised, AGC would receive $200.0 million in return for the issuance of its own perpetual preferred stock, the proceeds of which may be used for any

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

17. Long-Term Debt, Note Payable to Related Party and Credit Facilities (Continued)

purpose, including the payment of claims. The put options were not exercised during 2009 or 2008. Initially, all of AGC CCS Securities were issued to a special purpose pass-through trust (the "Pass-Through Trust"). The Pass-Through Trust was dissolved in April 2008 and the AGC CCS Securities were distributed to the holders of the Pass-Through Trust's securities. Neither the Pass-Through Trust nor the custodial trusts are consolidated in the Company's financial statements.

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

        The increase in 2008 compared with 2007 was due to the increase in annualized rates from One-Month LIBOR plus 110 basis points to One-Month LIBOR plus 250 basis points as a result of the failed auction process in April 2008. These expenses are recorded in the Company's consolidated statements of operations under "other operating expenses".

        Fair value of AGC CCS Securities was $4.0 million and $51.1 million as of December 31, 2009 and 2008, respectively.

  AGM CPS Securities

        In June 2003, $200.0 million of "AGM CPS Securities," money market preferred trust securities, were issued by trusts created for the primary purpose of issuing the AGM CPS Securities, investing the proceeds in high-quality commercial paper and selling put options to AGM, allowing AGM to issue the trusts non-cumulative redeemable perpetual preferred stock (the "AGM Preferred Stock") of AGM in exchange for cash. There are four trusts, each with an initial aggregate face amount of $50 million. These trusts hold auctions every 28 days, at which time investors submit bid orders to purchase AGM CPS Securities. If AGM were to exercise a put option, the applicable trust would transfer the portion of the proceeds attributable to principal received upon maturity of its assets, net of expenses, to AGM in exchange for AGM Preferred Stock. AGM pays a floating put premium to the trusts, which represents the difference between the commercial paper yield and the winning auction rate (plus all fees and expenses of the trust). If an auction does not attract sufficient clearing bids, however, the auction rate is subject to a maximum rate of one-month LIBOR plus 200 basis points for the next succeeding distribution period. Beginning in August 2007, the AGM CPS Securities required the maximum rate for each of the relevant trusts. AGM continues to have the ability to exercise its put option and cause the related trusts to purchase AGM Preferred Stock. The trusts provide AGM access to new capital at its sole discretion through the exercise of the put options. The Company does not consider itself to be the primary beneficiary of the trusts because it does not retain the majority of the residual benefits or expected losses.

        The AGM CPS Securities had a fair value of $5.5 million as of December 31, 2009 which is recorded in the consolidated balance sheets in "committed capital securities, at fair value."

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

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

Issuance of Shares

	Number of Shares	Price per Share	Proceeds	Net Proceeds
	(dollars in millions, except per share and share amounts)
December 4, 2009(1)	27,512,600	$20.90	$575.0	$573.8
June 24, 2009(1)(2)	44,275,000	11.00	487.0	448.9
April 8, 2008(3)	10,651,896	23.47	250.0	249.0
December 21, 2007(4)	12,483,960	25.50	318.3	303.8

(1)
Includes over allotment. On December 8, 2009, $500 million was contributed to AGC in satisfaction of the external capital portion of the rating agency capital initiatives for AGC.

(2)
Concurrent with this common share offering, the Company sold equity units. See Note 17. Proceeds were used to fund the AGMH Acquisition.

(3)
Represents common shares purchased by funds managed by WL Ross. The Company contributed $150.0 million to AG Re and $100.0 million to AGUS, which contributed the same amount to AGC.

(4)
The net proceeds were contributed to AG Re to provide capital support in the form of a reinsurance portfolio transaction with Ambac for approximately $29.0 billion of net par outstanding and to support AGC growth by providing AGC reinsurance capacity.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

18. Shareholders' Equity (Continued)

Acquisition of Common Shares

        Under the Company's Bye-Laws and subject to Bermuda law, if the Company's Board of Directors determines that any ownership of the Company's shares may result in adverse tax, legal or regulatory consequences to the Company, any of the Company's subsidiaries or any of its shareholders or indirect holders of shares or its Affiliates (other than such as the Company's Board of Directors considers de minimis), the Company has the option, but not the obligation, to require such shareholder to sell to the Company or to a third party to whom the Company assigns the repurchase right the minimum number of common shares necessary to avoid or cure any such adverse consequences at a price determined in the discretion of the Board of Directors to represent the shares' fair market value (as defined in the Company's Bye-Laws).

Share Repurchase Programs

        On November 8, 2007, the Company's Board of Directors approved a new share repurchase program for up to 2.0 million common shares. Share repurchases will take place at management's discretion depending on market conditions. During 2009 and 2007, the Company paid $3.7 million and $5.6 million to repurchase 1.0 million and 0.3 million shares of AGL's common shares, respectively. No shares were repurchased during 2008.

        In May 2006, the Company's Board of Directors approved a share repurchase program for 1.0 million common shares. Share repurchases took place at management's discretion depending on market conditions. In August 2007 the Company completed this share repurchase program. During 2007, the Company paid $3.7 million to repurchase 0.2 million shares of its Common Stock at an average price of $24.91.

Dividend Policy

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

19. Employee Benefit Plans

Share-Based Compensation

Accounting for Share-Based Compensation

Share-Based Compensation Summary

	Year Ended December 31,
	2009	2008	2007
	(dollars in millions, except per share data)
Share-based compensation expense	$7.8	$11.8	$17.3
Share-based compensation capitalized as deferred acquisition costs	2.3	3.3	2.7

Share-based cost (pre tax)	10.1	15.1	20.0
Share-based compensation expense, after-tax	6.0	9.6	14.3
Effect on basic EPS	0.05	0.11	0.21
Effect on diluted EPS	0.05	0.11	0.21
Share based compensation expense for retirement-eligible employees, pre-tax	2.3	3.3	5.9
Share based compensation expense for retirement-eligible employees, after-tax	1.9	2.9	5.1

        The following table presents pre-DAC and pre-tax, share-based compensation cost by share-based expense type prior to deferral of costs:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Share-Based Employee Cost
Restricted Stock
Recurring amortization	$2,756	$6,075	$9,371
Accelerated amortization for retirement eligible employees	342	125	4,074

Subtotal	3,098	6,200	13,445

Restricted Stock Units
Recurring amortization	1,579	1,174	—
Accelerated amortization for retirement eligible employees	1,461	1,632	—

Subtotal	3,040	2,806	—

Stock Options
Recurring amortization	2,311	3,373	3,632
Accelerated amortization for retirement eligible employees	517	1,498	1,782

Subtotal	2,828	4,871	5,414

ESPP	164	125	154

Total Share-Based Employee Cost	9,130	14,002	19,013

Share-Based Directors Cost
Restricted Stock	563	441	219
Restricted Stock Units	219	677	804
Stock Options	144	—	—

Total Share-Based Directors Cost	926	1,118	1,023

Total Share-Based Cost	$10,056	$15,120	$20,036

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

19. Employee Benefit Plans (Continued)

Assured Guaranty Ltd. 2004 Long-Term Incentive Plan

        As of April 27, 2004, the Company adopted the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan, as amended (the "Incentive Plan"). The number of common shares that may be delivered under the Incentive Plan may not exceed 10,970,000. In the event of certain transactions affecting the Company's common shares, the number or type of shares subject to the Incentive Plan, the number and type of shares subject to outstanding awards under the Incentive Plan, and the exercise price of awards under the Incentive Plan, may be adjusted.

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

        The Incentive Plan is administered by a committee of the Board of Directors. The Compensation Committee of the Board serves as this committee except as otherwise determined by the Board. The Board may amend or terminate the Incentive Plan. As of December 31, 2009, 3,806,933 common shares were available for grant under the Incentive Plan.

Stock Options

        Nonqualified or incentive stock options may be granted to employees and directors of the Company. Stock options are generally granted once a year with exercise prices equal to the closing price on the date of grant. To date, the Company has only issued nonqualified stock options. All stock options granted to employees vest in equal annual installments over a three-year period and expire 10 years from the date of grant. None of the Company's options have a performance or market

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

19. Employee Benefit Plans (Continued)

condition. Following is a summary of the Company's options issued and outstanding for the years ended December 31, 2009, 2008 and 2007:

	Year of Expiration	Weighted Average Exercise Price	Options for Common Shares	Number of Exercisable Options	Weighted Average Grant Date FV
Balance as of December 31, 2006		$19.92	3,010,160
Options granted	2017	26.74	862,667		6.83
Options exercised		19.10	(78,651)
Options forfeited		23.96	(90,945)

Balance as of December 31, 2007		21.44	3,703,231	2,186,761
Options granted	2018	23.13	608,800		7.59
Options exercised		18.01	(19,000)
Options forfeited		24.41	(66,528)

Balance as of December 31, 2008		21.65	4,226,503	2,872,199
Options granted	2019	10.11	669,098		5.15
Options exercised		22.91	(10,667)
Options forfeited		21.48	(256,339)

Balance as of December 31, 2009		19.99	4,628,595	3,480,355

        As of December 31, 2009, the aggregate intrinsic value and weighted average remaining contractual term of options outstanding were $15.0 million and 6.2 years, respectively. As of December 31, 2009, the aggregate intrinsic value and weighted average remaining contractual term of exercisable options were $8.1 million and 5.5 years, respectively.

        The Company recorded $2.3 million ($1.7 million after tax) in share based compensation related to stock options, after the effects of deferred acquisition costs, during the year ended December 31, 2009. As of December 31, 2009 the total unrecognized compensation expense related to outstanding nonvested stock options was $3.0 million, which will be adjusted in the future for the difference between estimated and actual forfeitures. The Company expects to recognize that expense over the weighted average remaining service period of 1.5 years.

        The fair value of options issued is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted average assumptions used for grants in 2009, 2008 and 2007:

	2009	2008	2007
Dividend yield	2.0%	0.8%	0.6%
Expected volatility	66.25	35.10	19.03
Risk free interest rate	2.1	2.8	4.7
Expected life	5 years	5 years	5 years
Forfeiture rate	6.0	6.0	6.0

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

19. Employee Benefit Plans (Continued)

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

        The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $27 thousand, $45 thousand and $0.7 million, respectively. During the years ended December 31, 2009, 2008 and 2007, $0.2 million, $0.3 million and $1.5 million, respectively, was received from the exercise of stock options and $(17) thousand, $16 thousand and $0.2 million, respectively, related tax benefit was recorded and included in the financing section in the statement of cash flows. In order to satisfy stock option exercises, the Company will issue new shares.

Restricted Stock Awards

        Under the Company's Incentive Plan 50,990, 20,443 and 487,437 restricted common shares were awarded during the years ended December 31, 2009, 2008 and 2007, respectively, to employees and non-employee directors of the Company. These shares vest at various dates through 2012.

        Restricted stock awards to employees generally vest in equal annual installments over a four-year period and restricted stock awards to outside directors vest in full in one year. Restricted stock awards are amortized on a straight-line basis over the requisite service periods of the awards, and restricted stock to outside directors vest in full in one year, which are generally the vesting periods, with the exception of retirement-eligible employees, discussed above.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

19. Employee Benefit Plans (Continued)

Restricted Stock Award Activity

	Year Ended December 31, 2009
Nonvested Shares	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2008	686,325	$25.28
Granted	50,990	11.13
Vested	(313,490)	24.19
Forfeited	(57,328)	26.68

Nonvested at December 31, 2009	366,497	$24.03

        The Company recorded $2.6 million ($2.0 million after tax) in share- based compensation, related to restricted stock awards, after the effects of deferred acquisition costs, during the year ended December 31, 2009.

        As of December 31, 2009 the total unrecognized compensation cost related to outstanding nonvested restricted stock awards was $1.9 million, which the Company expects to recognize over the weighted-average remaining service period of 1.0 years. The total fair value of shares vested during the years ended December 31, 2009, 2008 and 2007 was $7.6 million, $10.3 million and $8.0 million, respectively.

Restricted Stock Units

        Under the Company's Incentive Plan 469,550, 275,493 and 28,988 restricted stock units were awarded during the years ended December 31, 2009, 2008 and 2007, respectively, to employees and non-employee directors of the Company. Restricted stock units are valued based on the closing price of the underlying shares at the date of grant. The 2009 and 2008 amounts included 469,550 and 251,270 restricted stock units which the Company granted to employees beginning February 2008. These restricted stock units have vesting terms similar to those of the restricted common shares and are delivered on the vesting date. The Company has granted restricted stock units to directors of the Company. These restricted stock units vest over a one-year period and are delivered after directors leave.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

19. Employee Benefit Plans (Continued)

Restricted Stock Unit Activity
(Excluding Dividend Equivalents)

	Year Ended December 31, 2009
Nonvested Stock Units	Number of Stock Units	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2008	381,519	$23.11
Granted	469,550	8.47
Delivered	(61,115)	23.13
Forfeited	(67,028)	13.27

Nonvested at December 31, 2009	722,926	$14.51

        The Company recorded $2.8 million ($2.3 million after tax) in share- based compensation, after the effects of DAC, during the year ended December 31, 2009. The compensation for restricted stock units is expensed on a straight-line basis over the vesting period. As of December 31, 2009, the total unrecognized compensation cost related to outstanding nonvested restricted stock units was $2.9 million, which the Company expects to recognize over the weighted-average remaining service period of 1.6 years. The total fair value of restricted stock units delivered during the years ended December 31, 2009, 2008 and 2007 was $1.4 million, $0.4 million and $0, respectively.

Employee Stock Purchase Plan

        In January 2005, the Company established the Assured Guaranty Ltd. Employee Stock Purchase Plan (the "Stock Purchase Plan") in accordance with Internal Revenue Code Section 423. The Stock Purchase Plan was approved by shareholders at the 2005 Annual General Meeting. Participation in the Stock Purchase Plan is available to all eligible employees. Maximum annual purchases by participants are limited to the number of whole shares that can be purchased by an amount equal to 10 percent of the participant's compensation or, if less, shares having a value of $25,000. Participants may purchase shares at a purchase price equal to 85 percent of the lesser of the fair market value of the stock on the first day or the last day of the subscription period. The Company reserved for issuance and purchases under the Stock Purchase Plan 350,000 shares of its common stock. Employees purchased the Company's shares for aggregate proceeds of $0.4 million, $0.4 million and $0.6 million in the years ended December 31, 2009, 2008 and 2007. The Company recorded $0.1 million ($0.1 million after tax) in share-based compensation, after the effects of DAC, under the Stock Purchase Plan during the year ended December 31, 2009.

Defined Contribution Plan

        The Company maintains savings incentive plans, which are qualified under Section 401(a) of the Internal Revenue Code. The U.S. savings incentive plan is available to all full-time employees upon hire. Eligible participants may contribute a percentage of their salary subject to a maximum of $16,500 for 2009. The Company matches employee contributions up to 6%, subject to IRS limitations. Any amounts over the IRS limits are contributed to and matched by the Company into a nonqualified

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

19. Employee Benefit Plans (Continued)

supplemental executive retirement plan. The Company also makes a core contribution of 6% to the qualified plan and the nonqualified supplemental executive retirement plan, regardless of whether the employee contributes to the plan. In addition, employees become fully vested after 1 year of service, as defined in the plan. Plan eligibility is immediate upon hire.

        In Bermuda the savings incentive plan is available to all full-time employees upon their first date of employment. Eligible participants may contribute a percentage of their salary subject to a maximum of $16,500 for 2009. Contributions are matched by the Company at a rate of 100% up to 6% of the participant's compensation, subject to IRS limitations. Eligible participants also receive a Company core contribution equal to 6% of the participant's compensation, subject to IRS limitations, without requiring the participant to contribute to the plan. Participants generally vest in Company contributions upon the completion of one year of service. With respect to those employees who are Bermudian or spouses of Bermudians and who must participate in the Bermuda national pension scheme plan maintained by the Company, a portion of the foregoing contributions are made to the Bermuda national pension scheme plan. If employee or employer contributions in the Bermuda savings incentive plan are limited by the tax-qualification rules of Code section 401(a), then contributions in excess of those limits are allocated to a nonqualified plan. The Company may contribute an additional amount to eligible employees' Bermuda nonqualified plan accounts at the discretion of the Board of Directors. No such contribution was made for plan years 2009, 2008 or in 2007.

        The Company recognized defined contribution expenses of $6.2 million, $5.0 million and $5.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

        Employees of AGMH participated in the AGMH defined contribution plans in effect prior to the AGMH Acquisition through December 31, 2009. Effective January 1, 2010, all AGMH employees have joined the Company's defined contribution plans.

Cash-Based Compensation

Performance Retention Plan

        In February 2006, the Company established the Assured Guaranty Ltd. Performance Retention Plan ("PRP") which permits the grant of cash based awards to selected employees. PRP awards may be treated as nonqualified deferred compensation subject to the rules of Internal Revenue Code Section 409A, and the PRP was amended in 2007 to comply with those rules. The PRP was again amended in 2008 to be a sub-plan under the Company's Long-Term Incentive Plan (enabling awards under the plan to be performance based compensation exempt from the $1 million limit on tax deductible compensation). The revisions also give the Compensation Committee greater flexibility in establishing the terms of performance retention awards, including the ability to establish different performance periods and performance objectives.

        The Company granted a limited number of PRP awards in 2007, which vest after four years of continued employment (or if earlier, on employment termination, if the participant's termination occurs as a result of death, disability, or retirement), and participants receive the designated award in a single lump sum when it vests, except that participants who vest as a result of retirement receive the bonus at the end of the four year period during which the award would have vested had the participant continued in employment. The value of the award paid is greater than the originally designated amount

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

19. Employee Benefit Plans (Continued)

only if actual company performance, as measured by an increase in the company's adjusted book value, as defined in the PRP, improves during the four year performance period. For those participants who vest prior to the end of the four year period as a result of their termination of employment resulting from retirement, death or disability, the value of the award paid is greater than the originally designated amount only if actual company performance, as measured by an increase in the company's adjusted book value, improves during the period ending on the last day of the calendar quarter prior to the date of the participant's termination of employment.

        Beginning in 2008, the Company integrated PRP awards into its long term incentive compensation system and substantially increased the number and amount of these awards. Generally, each PRP award is divided into three installments, with 25% of the award allocated to a performance period that includes the year of the award and the next year, 25% of the award allocated to a performance period that includes the year of the award and the next two years, and 50% of the award allocated to a performance period that includes the year of the award and the next three years. Each installment of an award vests if the participant remains employed through the end of the performance period for that installment (or vests on the date of the participant's death, disability, or retirement if that occurs during the performance period). Payment for each performance period is made at the end of that performance period. One half of each installment is increased or decreased in proportion to the increase or decrease of per share adjusted book value during the performance period, and one half of each installment is increased or decreased in proportion to the operating return on equityduring the performance period. However, if, during the performance period, a participant dies or becomes disabled while employed, the amount is based on performance through the quarter ending before death or disability and is paid after the occurrence of death or disability. Since 2008, a limited number of awards have cliff vesting in four or five years. Operating return on equity and adjusted book value are defined in each PRP award agreement.

        Under awards since 2008, if a payment would otherwise be subject to the $1 million limit on tax deductible compensation, no payment will be made unless performance satisfies a minimum threshold.

        As described above, the performance measures used to determine the amounts distributable under the PRP are based on the Company's operating return on equity and growth in per share adjusted book value, or in the case of the 2007 awards growth in adjusted book value, as defined. The Compensation Committee believes that management's focus on achievement of these performance measures will lead to increases in the Company's intrinsic value. The Compensation Committee uses the following methods to determine operating return on equity and adjusted book value.

  •
  Operating return on equity as of any date is determined by the Compensation Committee and equals the Company's operating income as a percentage of average shareholders' equity, excluding accumulated other comprehensive income and after-tax unrealized gains (losses) on derivative financial instruments. To determine operating income, the Compensation Committee adjusts reported net income or loss to remove items that are determined by the Compensation Committee to increase or decrease reported net income or loss without a corresponding increase or decrease in value of AGL.

  •
  To determine adjusted book value, the Compensation Committee adjusts the reported shareholder equity (i) to remove items that are determined by the Compensation Committee to

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

19. Employee Benefit Plans (Continued)

    increase or decrease reported shareholder equity without a corresponding increase or decrease in value of the Company's, and (ii) to include items that are determined by the Compensation Committee to increase or decrease the value of the Company's without a corresponding increase or decrease to reported shareholder equity.

The adjustments described above may be made by the AGL Compensation Committee at any time before distribution, except that, for certain senior executive officers, any adjustment made after the grant of the award may decrease but may not increase the amount of the distribution.

        In the event of a corporate transaction involving the Company, including, without limitation, any share dividend, share split, extraordinary cash dividend, recapitalization, reorganization, merger, amalgamation, consolidation, split-up, spin-off, sale of assets or subsidiaries, combination or exchange of shares, the Compensation Committee may adjust the calculation of the Company's adjusted book value and operating return on equity as the Compensation Committee deems necessary or desirable in order to preserve the benefits or potential benefits of PRP awards.

        The Company recognized approximately $9.0 million ($7.1 million after tax), $5.7 million ($4.5 million after tax) and $0.2 million ($0.1 million after tax) of expense for performance retention awards in 2009, 2008 and 2007, respectively. Included in 2009 and 2008 amounts were $4.5 million and $3.3 million, respectively, of accelerated expense related to retirement- eligible employees.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

20. Earnings per Share

        The following table sets forth the computation of basic and diluted earnings per share:

	As of December 31,
	2009	2008	2007
	(in thousands, except per share amounts)
Basic earnings per share:
Net income (loss) of AGL and subsidiaries	$97,186	$68,883	$(303,272)
Less: Distributed and undistributed income (loss) available to nonvested shareholders	338	611	(5,378)

Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries	$96,848	$68,272	$(297,894)

Basic shares	126,508	87,976	68,029
Basic EPS	$0.77	$0.78	$(4.38)
Diluted earnings per share:
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries	$96,848	$68,272	$(297,894)
Plus: Re-allocation of undistributed income (loss) available to nonvested shareholders of AGL and subsidiaries	6	2	—

Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries	$96,854	$68,274	$(297,894)

Basic shares
Effect of dilutive securities:	126,508	87,976	68,029
Options and restricted stock awards	587	441	—
Equity units	2,033	—	—

Diluted shares	129,128	88,417	68,029

Diluted EPS	$0.75	$0.77	$(4.38)

        Potentially dilutive securities representing approximately 4.4 million, 2.4 million and 5.0 million shares of common stock for the years ended December 31, 2009, 2008 and 2007, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been antidilutive.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

21. Other Income and Operating Expenses

        The following tables show the components of "other income" and segregate the components of operating expense not considered in underwriting gains (losses) in the segment disclosures in Note 22.

Other Income

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Settlements from previously consolidated financial guaranty VIE's	$29,181	$—	$—
Foreign exchange gain on revaluation of premium receivable	27,074	—	—
Other	2,263	664	485

Other income included in underwriting gain (loss)	58,518	664	485
DCP/SERP	2,652	—	—

Other income	$61,170	$664	$485

Other Operating Expenses

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Other operating expenses	$176,817	$90,563	$88,965
Less: CCS premium expense(1)	8,328	5,734	2,623
Less: DCP/SERP	2,652	—	—

Other operating expenses included in underwriting gain (loss)	$165,837	$84,829	$86,342

(1)
These amounts reflect the put option premiums associated with AGC's $200.0 million CCS and the AGM CPS Securities. The increase in 2009 compared to 2008 and 2007 was due to the inclusion in 2009 of put option premiums on AGM CPS Securities of $2.4 million and the increase in AGC's put premium due to the increase in spread over one-month LIBOR, which moved from plus 110 basis points to plus 250 basis points, the maximum premium chargeable under the relevant contract.

        The increase in other operating expenses for 2009 compared to 2008 was mainly due to the addition of other operating expenses of AGMH. Variances in expenses other than those related to AGMH were not significant. The small increase for 2008 compared with 2007 was mainly due to higher salaries and related employee benefits, due to staffing additions. This increase was offset by a reduction in year over year bonus related expenses.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

22. Segment Reporting

        The Company has four principal business segments:

  (1)
  financial guaranty direct, which includes transactions whereby the Company provides an unconditional and irrevocable guaranty that indemnifies the holder of a financial obligation against non-payment of principal and interest when due, and may take the form of a credit derivative. This segment includes the results of operations for AGMH as of the Acquisition Date forward, including business these entities have ceded to AG Re, which was included in the Company's financial guaranty reinsurance business prior to the Acquisition Date;

  (2)
  financial guaranty reinsurance, which includes agreements whereby the Company is a reinsurer and agrees to indemnify a primary insurance company against part or all of the loss which the latter may sustain under a financial guaranty policy it has issued;

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

        Management uses underwriting gains and losses as the primary measure of each segment's financial performance. Underwriting gain is the measure used by management to measure and analyze the insurance operations of the Company calculated as pre-tax income excluding net investment income, realized investment gains and losses, non-credit impairment related unrealized gains and losses on credit derivatives, fair value gain (loss) on CCS, goodwill and settlement of pre-existing relationship, AGMH acquisition-related expenses, interest expense, and certain other expenses, which are not directly related to the underwriting performance of the Company's insurance operations but are included in net income.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

22. Segment Reporting (Continued)

        The following table summarizes the components of underwriting gain (loss) for each reporting segment:

Underwriting Gain (Loss) by Segment

	Year Ended December 31, 2009
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions)
Net earned premiums	$793.0	$134.4	$3.0	$—	$930.4
Realized gains on credit derivatives(1)	168.2	2.0	—	—	170.2
Other income	38.3	20.2	—	—	58.5
Loss and loss adjustment (expenses) recoveries	(242.0)	(123.8)	(12.0)	—	(377.8)
Incurred losses on credit derivatives	(238.1)	(0.6)	—	—	(238.7)

Total loss and loss adjustment (expenses) recoveries and incurred losses on credit derivatives	(480.1)	(124.4)	(12.0)	—	(616.5)
Amortization of deferred acquisition costs	(16.3)	(37.1)	(0.5)	—	(53.9)
Other operating expenses	(136.3)	(26.3)	(3.2)	—	(165.8)

Underwriting gain (loss)	$366.8	$(31.2)	$(12.7)	$—	$322.9

	Year Ended December 31, 2008
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions)
Net earned premiums	$90.0	$165.7	$5.7	$—	$261.4
Realized gains on credit derivatives(1)	113.8	3.4	—	—	117.2
Other income	0.5	0.2	—	—	0.7
Loss and loss adjustment (expenses) recoveries	(196.9)	(68.4)	(2.0)	1.5	(265.8)
Incurred losses on credit derivatives(2)	(38.3)	(5.4)	—	0.4	(43.3)

Total loss and loss adjustment (expenses) recoveries and incurred losses on credit derivatives	(235.2)	(73.8)	(2.0)	1.9	(309.1)
Amortization of deferred acquisition costs	(14.1)	(46.6)	(0.5)	—	(61.2)
Other operating expenses	(61.6)	(20.7)	(2.6)	—	(84.9)

Underwriting gain (loss)	$(106.6)	$28.2	$0.6	$1.9	$(75.9)

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

22. Segment Reporting (Continued)

	Year Ended December 31, 2007
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Mortgage Guaranty	Other	Total
	(in millions)
Net earned premiums	$52.9	$88.9	$17.5	$—	$159.3
Realized gain and other settlements on credit derivatives	72.7	—	—	—	72.7
Other income	—	0.5	—	—	0.5
Loss and loss adjustment (expenses) recoveries	(29.3)	24.1	(0.6)	—	(5.8)
Incurred losses on credit derivatives(2)	(3.5)	—	—	1.3	(2.2)

Total loss and loss adjustment (expenses) recoveries and incurred losses on credit derivatives	(32.8)	24.1	(0.6)	1.3	(8.0)
Amortization of deferred acquisition costs	(10.3)	(31.3)	(1.6)	—	(43.2)
Other operating expenses	(60.6)	(20.0)	(5.8)	—	(86.4)

Underwriting gain (loss)	$21.9	$62.2	$9.5	$1.3	$94.9

(1)
Comprised of premiums and ceding commissions.

(2)
Includes received and receivable recoveries $0.4 million and $1.3 million in 2008 and 2007, respectively. There were no recoveries in 2009.

Reconciliation of Underwriting Gain (Loss)
to Income (Loss) before Income Taxes

	Years Ended December 31,
	2009	2008	2007
	(in millions)
Total underwriting gain (loss)	$322.9	$(75.9)	$94.9
Net investment income	259.2	162.6	128.1
Net realized investment losses	(32.7)	(69.8)	(1.3)
Unrealized gains (losses) on credit derivatives, excluding incurred losses on credit derivatives	(105.7)	81.7	(666.9)
Fair value (loss) gain on committed capital securities	(122.9)	42.7	8.3
Financial guaranty VIE net revenues and expenses	(1.2)	—	—
Other income	2.7	—	—
AGMH acquisition-related expenses	(92.3)	—	—
Interest expense	(62.8)	(23.3)	(23.5)
Goodwill and settlements of pre-existing relationships	(23.3)	—	—
Other operating expenses	(11.0)	(5.7)	(2.6)

Income (loss) before provision for income taxes	$132.9	$112.3	$(463.0)

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

22. Segment Reporting (Continued)

        The following table provides the source from which each of the Company's four reporting segments derive their net earned premiums:

Net Earned Premiums By Segment

	Years Ended December 31,
	2009	2008	2007
	(in millions)
Financial guaranty direct:
Public finance	$328.0	$34.6	$13.0
Structured finance	465.0	55.4	39.9

Total	793.0	90.0	52.9
Financial guaranty reinsurance:
Public finance	92.8	123.1	62.8
Structured finance	41.6	42.6	26.1

Total	134.4	165.7	88.9
Mortgage guaranty:
Mortgage guaranty	3.0	5.7	17.5

Total net earned premiums	930.4	261.4	159.3
Net credit derivative premiums received and receivable	168.1	118.1	72.7

Total net earned premiums and credit derivative premiums received and receivable	$1,098.5	$379.5	$232.0

        The following table presents DAC, unearned premium reserves and loss and LAE reserves by segment as of December 31, 2009 and 2008.

Deferred Acquisition Costs, Unearned Premium Reserves and
Loss and Loss Adjustment Expense Reserves by Segment

	As of December 31,
	2009			2008
	Deferred Acquisition Cost	Unearned Premium Reserves	Loss and Loss Adjustment Expense Reserves	Deferred Acquisition Cost	Unearned Premium Reserves	Loss and Loss Adjustment Expense Reserves
	(in millions)
Financial guaranty direct	$96.3	$7,578.9	$188.0	$95.7	$626.7	$91.8
Financial guaranty reinsurance	145.4	627.8	96.3	192.4	591.1	97.9
Mortgage guaranty	0.3	13.1	2.1	0.5	15.8	2.6
Other	—	(0.4)	3.1	—	0.1	4.5

Total	$242.0	$8,219.4	$289.5	$288.6	$1,233.7	$196.8

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

23. Subsidiary Information

        The following tables present the condensed consolidated financial information for AGL, AGUS, of which AGC, AGMH and AGM are subsidiaries, and other subsidiaries of Assured Guaranty as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007.

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2009
(in thousands)

		Assured Guaranty US Holdings Inc.
	Assured Guaranty Ltd. (Parent)	AGUS (Parent)	AGMH (Consolidated)	AGC and Other Subsidiaries	Consolidating Adjustments	AGUS (Consolidated)	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
ASSETS
Total investment portfolio and cash	$52,533	$3,675	$5,797,355	$2,867,182	$—	$8,668,212	$2,131,567	$—	$10,852,312
Investment in subsidiaries	3,457,144	2,851,994	—	—	(2,851,994)	—	—	(3,457,144)	—
Premiums receivable, net of ceding commissions payable	—	—	787,425	349,673	(1,181)	1,135,917	446,245	(163,930)	1,418,232
Ceded unearned premium reserve	—	—	1,508,643	435,268	—	1,943,911	514	(892,454)	1,051,971
Deferred acquisition costs	—	(2)	(26,972)	45,162	—	18,188	342,013	(118,240)	241,961
Reinsurance recoverable on unpaid losses	—	—	13,745	50,707	—	64,452	886	(51,216)	14,122
Credit derivative assets	—	—	226,958	244,561	—	471,519	68,440	(47,428)	492,531
Deferred tax asset, net	—	(366)	879,243	242,007	—	1,120,884	9,661	27,660	1,158,205
Goodwill	—	—	—	—	—	—	—	—	—
Intercompany receivable	—	—	300,000	—	(300,000)	—	—	—	—
Financial guaranty variable interest entities' assets	—	—	762,303	—	—	762,303	—	—	762,303
Other assets	22,600	1,306	377,276	203,001	(542)	581,041	83,365	(85,207)	601,799

TOTAL ASSETS	3,532,277	2,856,607	10,625,976	4,437,561	(3,153,717)	14,766,427	3,082,691	(4,787,959)	16,593,436

LIABILITIES AND SHAREHOLDERS' EQUITY
Unearned premium reserves	—	—	6,287,552	1,451,576	—	7,739,128	1,301,472	(821,210)	8,219,390
Loss and loss adjustment expense reserve	—	—	55,285	191,211	—	246,496	122,265	(79,291)	289,470
Long-term debt	—	517,414	399,948	—	—	917,362	—	—	917,362
Note payable to related party	—	—	149,051	—	—	149,051	—	—	149,051
Intercompany payable	—	—	—	300,000	(300,000)	—	—	—	—
Credit derivative liabilities	—	213	625,765	1,076,727	—	1,702,705	379,358	(47,429)	2,034,634
Financial guaranty variable interest entities' liabilities	—	—	762,652	—	—	762,652	—	—	762,652
Other liabilities	11,769	(15,583)	725,065	187,060	(1,723)	894,819	25,384	(231,254)	700,718

TOTAL LIABILITIES	11,769	502,044	9,005,318	3,206,574	(301,723)	12,412,213	1,828,479	(1,179,184)	13,073,277

TOTAL SHAREHOLDERS' EQUITY ATTRIBUTBLE TO ASSURED GUARANTY LTD.	3,520,508	2,354,563	1,621,007	1,230,987	(2,851,994)	2,354,563	1,254,212	(3,608,775)	3,520,508
Noncontrolling interest of financial guaranty variable interest entities	—	—	(349)	—	—	(349)	—	—	(349)

TOTAL SHAREHOLDERS' EQUITY	3,520,508	2,354,563	1,620,658	1,230,987	(2,851,994)	2,354,214	1,254,212	(3,608,775)	3,520,159

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,532,277	$2,856,607	$10,625,976	$4,437,561	$(3,153,717)	$14,766,427	$3,082,691	$(4,787,959)	$16,593,436

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

23. Subsidiary Information (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2008
(in thousands)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
ASSETS
Total investment portfolio and cash	$188	$1,651,761	$1,991,690	$—	$3,643,639
Investment in subsidiaries	1,901,108	—	—	(1,901,108)	—
Premiums receivable, net of ceding commissions payable	—	6,659	23,559	(14,475)	15,743
Ceded unearned premium reserve	—	206,453	594	(188,191)	18,856
Deferred acquisition costs	—	78,987	209,629	—	288,616
Reinsurance recoverable on unpaid losses	—	13,424	(202)	(13,000)	222
Credit derivative assets	—	125,082	21,877	—	146,959
Deferred tax asset, net	—	109,565	19,553	—	129,118
Goodwill	—	85,417	—	—	85,417
Financial guaranty variable interest entities' assets	—	—	—	—	—
Other assets	29,427	185,409	52,584	(40,283)	227,137

Total assets	$1,930,723	$2,462,757	$2,319,284	$(2,157,057)	$4,555,707

LIABILITIES AND SHAREHOLDERS' EQUITY
Unearned premium reserves	$—	$707,957	$713,948	$(188,191)	$1,233,714
Loss and loss adjustment expense reserve	—	133,710	90,752	(27,664)	196,798
Long-term debt	—	347,210	—	—	347,210
Credit derivative liabilities	—	481,253	252,513	—	733,766
Financial guaranty variable interest entities' liabilities	—	—	—	—	—
Other liabilities	4,501	85,995	67,595	(40,094)	117,997

TOTAL LIABILITIES	4,501	1,756,125	1,124,808	(255,949)	2,629,485

TOTAL SHAREHOLDERS' EQUITY	1,926,222	706,632	1,194,476	(1,901,108)	1,926,222

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,930,723	$2,462,757	$2,319,284	$(2,157,057)	$4,555,707

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

23. Subsidiary Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2009
(in thousands)

		Assured Guaranty US Holdings Inc.
	Assured Guaranty Ltd (Parent)	AGUS (Parent)	AGMH (Consolidated)	AGC and Other Subsidiaries	Consolidating Adjustments	AGUS (Consolidated)	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$575,426	$138,738	$—	$714,164	$181,081	$35,184	$930,429
Net investment income	109	502	92,292	76,648	(542)	168,900	90,774	(561)	259,222
Net realized investment gains (losses)	—	—	1,329	2,989	—	4,318	(37,246)	266	(32,662)
Net change in fair value of credit derivatives:
Realized gains and other settlements	—	—	63,468	90,772	—	154,240	9,318	—	163,558
Net unrealized gains (losses)	—	—	223,367	(481,560)	—	(258,193)	(79,617)	—	(337,810)

Net change in fair value of credit derivatives	—	—	286,835	(390,788)	—	(103,953)	(70,299)	—	(174,252)
Equity in earnings of subsidiaries	124,480	319,407	—	—	(319,407)	—	—	(124,480)	—
Other income(1)	555	—	(29,096)	(41,419)	—	(70,515)	29,467	(12,657)	(53,150)

TOTAL REVENUES	125,144	319,909	926,786	(213,832)	(319,949)	712,914	193,777	(102,248)	929,587

EXPENSES
Loss and loss adjustment expenses	—	—	51,763	192,967	—	244,730	133,594	(484)	377,840
Amortization of deferred acquisition costs and other operating expenses	20,798	28	72,010	72,463	—	144,501	67,000	(1,583)	230,716
Other(2)	7,160	50,436	(152,067)	110,560	(542)	8,387	2,113	170,479	188,139

TOTAL EXPENSES	27,958	50,464	(28,294)	375,990	(542)	397,618	202,707	168,412	796,695

INCOME (LOSS) BEFORE INCOME TAXES	97,186	269,445	955,080	(589,822)	(319,407)	315,296	(8,930)	(270,660)	132,892
Total provision (benefit) for income taxes	—	(15,834)	231,480	(184,473)	—	31,173	(39)	5,728	36,862

NET INCOME (LOSS)	97,186	285,279	723,600	(405,349)	(319,407)	284,123	(8,891)	(276,388)	96,030
Less: Noncontrolling interest of variable interest entities	—	—	(1,156)	—	—	(1,156)	—	—	(1,156)

NET INCOME (LOSS) ATTRIBUTABLE TO ASSURED GUARANTY LTD	$97,186	$285,279	$724,756	$(405,349)	$(319,407)	$285,279	$(8,891)	$(276,388)	$97,186

(1)
Includes fair value gain (loss) on CCS, financial guaranty VIEs' revenues and other income.

(2)
Includes AGMH acquisition-related expenses, interest expense, goodwill and settlement of pre-existing relationship and financial guaranty VIEs expenses.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

23. Subsidiary Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2008
(in thousands)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$91,998	$169,400	$—	$261,398
Net investment income	543	73,576	88,438	1	162,558
Net realized investment gains (losses)	—	(14,661)	(55,148)	8	(69,801)
Net change in fair value of credit derivatives:
Realized gains and other settlements	—	93,435	24,154	—	117,589
Net unrealized gains (losses)	—	126,212	(88,178)	—	38,034

Net change in fair value of credit derivatives	—	219,647	(64,024)	—	155,623
Equity in earnings of subsidiaries	85,572	—	—	(85,572)	—
Other income(1)	—	44,358	16	(964)	43,410

TOTAL REVENUES	86,115	414,918	138,682	(86,527)	553,188

EXPENSES
Loss and loss adjustment expenses	—	149,479	116,283	—	265,762
Amortization of deferred acquisition costs and other operating expenses	17,232	77,819	56,761	—	151,812
Other(2)	—	23,283	—	—	23,283

TOTAL EXPENSES	17,232	250,581	173,044	—	440,857

INCOME (LOSS) BEFORE INCOME TAXES	68,883	164,337	(34,362)	(86,527)	112,331
Total provision (benefit) for income taxes	—	42,693	752	3	43,448

NET INCOME (LOSS)	68,883	121,644	(35,114)	(86,530)	68,883
Less: Noncontrolling interest of variable interest entities	—	—	—	—	—

NET INCOME (LOSS) ATTRIBUTABLE TO ASSURED GUARANTY LTD.	$68,883	$121,644	$(35,114)	$(86,530)	$68,883

(1)
Includes fair value gain (loss) on CCS and other income.

(2)
Includes interest expense.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

23. Subsidiary Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2007
(in thousands)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$58,717	$100,542	$—	$159,259
Net investment income	2	63,611	64,482	(3)	128,092
Net realized investment gains (losses)	—	(478)	(897)	31	(1,344)
Net change in fair value of credit derivatives:
Realized gains and other settlements	—	56,752	17,240	—	73,992
Net unrealized losses	—	(516,357)	(154,046)	—	(670,403)

Net change in fair value of credit derivatives	—	(459,605)	(136,806)	—	(596,411)
Equity in earnings of subsidiaries	(285,190)	—	—	285,190	—
Other income(1)	—	9,657	1	(857)	8,801

TOTAL REVENUES	(285,188)	(328,098)	27,322	284,361	(301,603)

EXPENSES
Loss and loss adjustment expenses (recoveries)	—	(15,375)	21,153	—	5,778
Amortization of deferred acquisition costs and other operating expenses	18,084	66,802	47,229	—	132,115
Other(2)	—	23,468	61	—	23,529

TOTAL EXPENSES	18,084	74,895	68,443	—	161,422

(LOSS) INCOME BEFORE INCOME TAXES	(303,272)	(402,993)	(41,121)	284,361	(463,025)
Total (benefit) provision for income taxes	—	(153,896)	(5,868)	11	(159,753)

NET (LOSS) INCOME	(303,272)	(249,097)	(35,253)	284,350	(303,272)
Less: Noncontrolling interest of variable interest entities	—	—	—	—	—

NET (LOSS) INCOME ATTRIBUTABLE TO ASSURED GUARANTY LTD.	$(303,272)	$(249,097)	$(35,253)	$284,350	$(303,272)

(1)
Includes fair value gain (loss) on CCS and other income.

(2)
Includes interest expense.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

23. Subsidiary Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2009
(in thousands)

		Assured Guaranty US Holdings Inc.
	Assured Guaranty Ltd. (Parent)	AGUS (Parent)	AGMH (Consolidated)	AGC and Other Subsidiaries	Consolidating Adjustments	(Consolidated)	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Dividends received from subsidiaries	$30,276	$17,295	$—	$—	$(16,813)	$482	$—	$(30,758)	$—
Other operating activities	(10,666)	(41,257)	(85,304)	304,291	—	177,730	112,106	—	279,170

Net cash flows provided by (used in) operating activities	19,610	(23,962)	(85,304)	304,291	(16,813)	178,212	112,106	(30,758)	279,170

Cash flows from investing activities
Fixed maturity securities:
Purchases	—	—	(475,064)	(1,064,693)	—	(1,539,757)	(747,911)	—	(2,287,668)
Sales	—	—	385,704	594,008	—	979,712	539,588	—	1,519,300
Maturities	—	—	196,475	7,785	—	204,260	13,635	—	217,895
Purchases of short-term investments, net	(52,345)	(3,441)	221,961	(685,640)	—	(467,120)	122,365	—	(397,100)
Capital contribution to subsidiaries	(962,851)	(556,700)	—	—	556,700	—	(512,000)	1,474,851	—
Acquisition of AGMH	—	(545,997)	—	—	86,999	(458,998)			(458,998)
Investment in subsidiary	—		(300,000)	—	300,000	—	—	—	—
Other	—	—	9,350	—	—	9,350	—	—	9,350

Net cash flows used in investing activities	(1,015,196)	(1,106,138)	38,426	(1,148,540)	943,699	(1,272,553)	(584,323)	1,474,851	(1,397,221)

Cash flows from financing activities
Net proceeds from issuance of common stock and equity units	1,022,743	167,325	—	—	—	167,325	—	—	1,190,068
Capital contribution from parent	—	962,851		556,700	(556,700)	962,851	512,000	(1,474,851)	—
Dividends paid	(22,814)	—	—	(16,813)	16,813	—	(30,276)	30,758	(22,332)
Repurchases of common stock	(3,676)	—	—	—	—	—	—	—	(3,676)
Share activity under option and incentive plans	(667)	—	—	—	—	—	—	—	(667)
Issuance of debt	—	—	—	300,000	(300,000)	—	—	—	—
Tax benefit from stock options exercised	—	—	—	(16)	—	(16)	—	—	(16)
Payment of note payable	—	—	(14,823)	—	—	(14,823)	—	—	(14,823)

Net cash flows provided by (used in) financing activities	995,586	1,130,176	(14,823)	839,871	(839,887)	1,115,337	481,724	(1,444,093)	1,148,554
Effect of exchange rate changes	—	—	846	395	—	1,241	84	—	1,325

(Decrease) increase in cash	—	76	(60,855)	(3,983)	86,999	22,237	9,591	—	31,828
Cash at beginning of year	—	—	86,999	10,226	(86,999)	10,226	2,079	—	12,305

Cash at end of year	$—	$76	$26,144	$6,243	$—	$32,463	$11,670	$—	$44,133

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

23. Subsidiary Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2008
(in thousands)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Dividends received from subsidiaries	$31,300	$964	$—	$(32,264)	$—
Other operating activities	(9,941)	269,986	166,944	—	426,989

Net cash flows provided by (used in) operating activities	21,359	270,950	166,944	(32,264)	426,989

Cash flows from investing activities
Fixed maturity securities:
Purchases	—	(495,798)	(776,226)	—	(1,272,024)
Sales	—	207,167	324,977	—	532,144
Maturities	—	—	11,730	—	11,730
Sales (purchases) of short-term investments, net	285	(76,158)	154,408	—	78,535
Capital contribution to subsidiaries	(250,000)	—	—	250,000	—

Net cash flows used in investing activities	(249,715)	(364,789)	(285,111)	250,000	(649,615)

Cash flows from financing activities
Net proceeds from common stock issuance	248,967	—	—	—	248,967
Capital contribution from parent		100,000	150,000	(250,000)	—
Dividends paid	(16,979)	—	(31,300)	32,264	(16,015)
Tax benefit from stock options exercised	—	16	—	—	16
Share activity under option and incentive plans	(3,632)	—	—	—	(3,632)

Net cash flows provided by (used in) financing activities	228,356	100,016	118,700	(217,736)	229,336
Effect of exchange rate changes	—	(1,639)	(814)	—	(2,453)

Increase (decrease) in cash	—	4,538	(281)	—	4,257
Cash at beginning of year	—	5,688	2,360	—	8,048

Cash at end of year	$—	$10,226	$2,079	$—	$12,305

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

23. Subsidiary Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2007
(in thousands)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Dividends received from subsidiaries	$35,349	$857	$—	$(36,206)	$—
Other operating activities	(13,204)	113,837	285,217	—	385,850

Net cash flows provided by (used in) operating activities	22,145	114,694	285,217	(36,206)	385,850

Cash flows from investing activities
Fixed maturity securities:
Purchases	—	(373,699)	(680,892)	—	(1,054,591)
Sales	—	256,066	530,524	—	786,590
Maturities	—	6,180	18,544	—	24,724
Capital contribution to subsidiaries	(304,016)	—	—	304,016	—
Sales (purchases) of short-term investments, net	1,050	(182)	(421,980)	—	(421,112)

Net cash flows (used in) provided by investing activities	(302,966)	(111,635)	(553,804)	304,016	(664,389)

Cash flows from financing activities
Proceeds from issuance of common stock	304,016	—	—	—	304,016
Capital contribution from parent	—	—	304,016	(304,016)	—
Repurchases of common stock	(9,349)	—	—	—	(9,349)
Dividends paid	(11,889)	—	(35,349)	36,206	(11,032)
Tax benefits from stock options exercised	—	183	—	—	183
Share activity under option and incentive plans	(1,957)	—	—	—	(1,957)
Debt issue costs	—	(425)	—	—	(425)

Net cash flows provided by (used in) financing activities	280,821	(242)	268,667	(267,810)	281,436
Effect of exchange rate changes	—	95	271	—	366

Increase in cash	—	2,912	351	—	3,263
Cash at beginning of year	—	2,776	2,009	—	4,785

Cash at end of year	$—	$5,688	$2,360	$—	$8,048

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

24. Quarterly Financial Information (Unaudited)

        A summary of selected quarterly statement of operations information follows:

2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(dollars in thousands, except per share data)
Revenues
Net earned premiums	$148,446	$78,634	$329,970	$373,379	$930,429
Net investment income	43,601	43,300	84,742	87,579	259,222
Net realized investment gains (losses)	(17,110)	(4,888)	(6,097)	(4,567)	(32,662)
Net change in fair value of credit derivatives	47,561	(226,468)	(133,645)	138,300	(174,252)
Fair value gain (loss) on committed capital securities	19,666	(60,570)	(53,057)	(28,979)	(122,940)
Other income	902	492	58,758	1,018	61,170
Expenses
Loss and loss adjustment expenses	79,754	38,030	133,325	126,731	377,840
Amortization of deferred acquisition costs	23,421	16,548	1,308	12,622	53,899
AGMH acquisition-related expenses	4,621	24,225	51,333	12,060	92,239
Interest expense	5,821	6,484	25,190	25,288	62,783
Goodwill and settlement of pre-existing relationship	—	—	23,341	—	23,341
Other operating expenses	29,352	26,533	68,989	51,943	176,817
Income (loss) before provision for income taxes	100,097	(281,320)	(28,086)	342,201	132,892
Provision (benefit) for income taxes	14,608	(111,316)	12,215	121,355	36,862
Net income (loss)	85,489	(170,004)	(40,301)	220,846	96,030
Net income (loss) attributable to Assured Guaranty Ltd.	85,489	(170,004)	(35,030)	216,731	97,186
Earnings (loss) per share(1):
Basic	$0.94	$(1.82)	$(0.22)	$1.31	$0.77
Diluted	$0.93	$(1.82)	$(0.22)	$1.27	$0.75
Dividends per share	$0.045	$0.045	$0.045	$0.045	$0.18

2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(dollars in thousands, except per share data)
Revenues
Net earned premiums	$46,833	$51,685	$85,516	$77,364	$261,398
Net investment income	36,574	40,232	43,441	42,311	162,558
Net realized investment gains (losses)	627	1,453	(20,031)	(51,850)	(69,801)
Net change in fair value of credit derivatives	(232,004)	740,295	(86,287)	(266,381)	155,623
Fair value gain (loss) on committed capital securities	8,511	8,896	6,912	18,427	42,746
Other income	25	153	259	227	664
Expenses
Loss and loss adjustment expenses	55,138	38,125	82,542	89,957	265,762
Amortization of deferred acquisition costs	11,883	11,825	19,296	18,245	61,249
AGMH acquisition-related expenses	—	—	—	—	—
Interest expense	5,821	5,820	5,821	5,821	23,283
Goodwill and settlement of pre-existing relationship	—	—	—	—	—
Other operating expenses	30,553	22,402	21,689	15,919	90,563
Income (loss) before provision for income taxes	(242,829)	764,542	(99,538)	(309,844)	112,331
Provision (benefit) for income taxes	(73,620)	219,326	(36,198)	(66,060)	43,448
Net income (loss)	(169,209)	545,216	(63,340)	(243,784)	68,883
Net income (loss) attributable to Assured Guaranty Ltd.	(169,209)	545,216	(63,340)	(243,784)	68,883
Earnings (loss) per share(1):
Basic	$(2.09)	$6.01	$(0.69)	$(2.66)	$0.78
Diluted	$(2.09)	$5.96	$(0.69)	$(2.66)	$0.77
Dividends per share	$0.045	$0.045	$0.045	$0.045	$0.18

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        Evaluation of Disclosure Controls and Procedures.    Assured Guaranty Ltd.'s management, with the participation of Assured Guaranty Ltd.'s President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Assured Guaranty Ltd.'s disclosure controls and procedures (as such term is defined in Rules 13a 15(e) and 15d 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on this evaluation, Assured Guaranty Ltd.'s President and Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Assured Guaranty Ltd.'s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by Assured Guaranty Ltd. (including its consolidated subsidiaries) in the reports that it files or submits under the Exchange Act. The Company's management report on internal control over financial reporting and PricewaterhouseCooper LLP's report of independent registered public accounting firm are included in Item 8. Financial Statements and Supplementary Data.

        There has been no change in the Company's internal controls over financial reporting during the Company's quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

ITEM 9B.    OTHER INFORMATION

NONE

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information pertaining to this item is incorporated by reference to the sections entitled "Proposal No. 1: Election of Directors", "Corporate Governance—Did our insiders comply with Section 16(a) beneficial ownership reporting in 2009?", "Corporate Governance—How are directors nominated?" and "Corporate Governance—The committees of the Board—The Audit Committee" of the definitive proxy statement for the Annual General Meeting of Shareholders, which involves the election of directors and will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

        Information about the executive officers of AGL is set forth at the end of Part I of this Form 10-K and is hereby incorporated by reference.

Code of Conduct

        The Company has adopted a Code of Conduct, which sets forth standards by which all employees, officers and directors of the Company must abide as they work for the Company. The Company has posted this Code of Conduct on its internet site (www.assuredguaranty.com, under Investor Information/Corporate Governance/Code of Conduct). The Company intends to disclose on its internet site any amendments to, or waivers from, its Code of Conduct that are required to be publicly disclosed pursuant to the rules of the SEC or the NYSE.

ITEM 11.    EXECUTIVE COMPENSATION

        This item is incorporated by reference to the section entitled "Executive Compensation", "Corporate Governance—Compensation Committee interlocking and insider participation" and "Corporate Governance—How are the directors compensated?" of the definitive proxy statement for the Annual General Meeting of Shareholders, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table summarizes our equity compensation plans as of December 31, 2009:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders	4,628,595	(1)	$19.99	4,017,879	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A

Total	4,628,595		$19.99	4,017,879

(1)
Includes common shares to be issued upon exercise of stock options granted under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan.

(2)
Includes 210,946 common shares reserved for issuance under the Assured Guaranty Ltd. Employee Stock Purchase Plan and 3,806,933 common shares available for future stock options granted, restricted stock awards and restricted stock units reserved for future issuance under the Assured Guaranty Ltd. 2004

  Long-Term Incentive Plan. The grants of dividend equivalents of restricted stock units have been excluded from the number of shares available for future issuance.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        This item is incorporated by reference to the section entitled "Proposal No. 3: Ratification of Appointment of Independent Auditors—Independent Auditor Fee Information" and "Proposal No. 3: Ratification of Appointment of Independent Auditors—Pre-Approval Policy of Audit and Non-Audit Services" of the definitive proxy statement for the Annual General Meeting of Shareholders, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

  (a)
  Financial Statements, Financial Statement Schedules and Exhibits

1.    Financial Statements

        The following financial statements of Assured Guaranty Ltd. have been included in Item 8 hereof:

2.    Financial Statement Schedules

        The financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3.    Exhibits

Exhibit Number	Description of Document
3.1	Certificate of Incorporation and Memorandum of Association of the Registrant, as amended by Certificate of Incorporation on Change of Name dated March 30, 2004 and Certificate of Deposit of Memorandum of Increase of Capital dated April 21, 2004
3.2	Bye-laws of the Registrant (Incorporated by reference to Exhibit 3.2 to Post-Effective Amendment No.1 to Form S-1 (#333-111491))
4.1	Specimen Common Share Certificate (Incorporated by reference to Exhibit 4.1 to Form S-1 (#333-111491))
4.2
Certificate of Incorporation and Memorandum of Association of the Registrant, as amended by Certificate of Incorporation on Change of Name dated March 30, 2004 and Certificate of Deposit of Memorandum of Increase of Capital dated April 21, 2004 (See Exhibit 3.1)
4.3	Bye-laws of the Registrant (See Exhibit 3.2)
4.4
Indenture, dated as of May 1, 2004, among the Company, Assured Guaranty U.S. Holdings Inc. and The Bank of New York, as trustee (Incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended March 31, 2004)

Exhibit Number	Description of Document
4.5	Indenture, dated as of December 1, 2006, entered into among Assured Guaranty Ltd., Assured Guaranty U.S. Holdings Inc. and The Bank of New York, as trustee (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on December 20, 2006)
4.6
First Supplemental Subordinated Indenture, dated as of December 20, 2006, entered into among Assured Guaranty Ltd., Assured Guaranty U.S. Holdings Inc. and The Bank of New York, as trustee (Incorporated by reference to Exhibit 4.2 to Form 8-K filed on December 20, 2006)
4.7
Replacement Capital Covenant, dated as of December 20, 2006, between Assured Guaranty U.S. Holdings Inc. and Assured Guaranty Ltd., in favor of and for the benefit of each Covered Debtholder (as defined therein) (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on December 20, 2006)
4.8
Amended and Restated Trust Indenture dated as of February 24, 1999 between Financial Security Assurance Holdings Ltd. and the Senior Debt Trustee (Incorporated by reference to Exhibit 4.1 to Financial Security Assurance Holdings Ltd.'s Registration Statement to Form S-3 (#333-74165))
4.9
Form of Financial Security Assurance Holdings Ltd. 6 7/8% Quarterly Interest Bond Securities due December 15, 2101 (Incorporated by reference to Exhibit 2 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on December 18, 2001)
4.10	Form of Financial Security Assurance Holdings Ltd. 6.25% Notes due 2102 (Incorporated by reference to Exhibit 3 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on November 25, 2002)
4.11	Form of Financial Security Assurance Holdings Ltd. 5.60% Notes due 2103 (Incorporated by reference to Exhibit 2 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on July 30, 2003)
4.12
Supplemental indenture, dated as of August 26, 2009, between Assured Guaranty Ltd., Financial Security Assurance Holdings Ltd. and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 99.1 to Form 8-K filed on September 1, 2009)
4.13
Indenture, dated as of November 22, 2006, between Financial Security Assurance Holdings Ltd. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.1 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on November 28, 2006)
4.14
Form of Financial Security Assurance Holdings Ltd. Junior Subordinated Debenture, Series 2006-1 (Incorporated by reference to Exhibit 10.3 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on November 25, 2002)
4.15
Supplemental indenture, dated as of August 26, 2009, between Assured Guaranty Ltd., Financial Security Assurance Holdings Ltd. and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 99.2 to Form 8-K filed on September 1, 2009)
4.16
Form of First Supplemental Indenture, to be dated as of June 24, 2009, between Assured Guaranty US Holdings Inc., Assured Guaranty Ltd. and The Bank of New York Mellon, as trustee (including the form of 8.50% Senior Note due 2014 of Assured Guaranty US Holdings Inc.) (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on June 23, 2009)

Exhibit Number	Description of Document
4.17	Form of Purchase Contract and Pledge Agreement, to be dated as of June 24, 2009, among Assured Guaranty Ltd., The Bank of New York Mellon, as Purchase Contract Agent, and The Bank of New York Mellon, as Collateral Agent, Custodial Agent and Securities Intermediary(Incorporated by reference to Exhibit 4.2 to Form 8-K filed on June 23, 2009)
10.1	Assured Guaranty Ltd. 2004 Long-Term Incentive Plan, as amended and restated as of May 7, 2009 (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2009)*
10.2
Master Separation Agreement dated April 27, 2004, among the Company, ACE Limited, ACE Financial Services Inc. and ACE Bermuda Insurance Ltd. (Incorporated by reference to Exhibit 10.8 to Post-Effective Amendment No. 1 to Form S-1 (#333-111491))
10.3	Transition Services Agreement, dated April 27, 2004, between the Company and ACE Limited (Incorporated by reference to Exhibit 10.9 to Post-Effective Amendment No. 1 to Form S-1 (#333-111491))
10.4
Registration Rights Agreement, dated April 27, 2004, among the Company, ACE Limited and ACE Bermuda Insurance Ltd. (Incorporated by reference to Exhibit 10.10 to Post-Effective Amendment No. 1 to Form S-1 (#333-111491))
10.5
Tax Allocation Agreement, dated April 27, 2004, among the Company, ACE Financial Services Inc., ACE Prime Holdings, Inc., Assured Guaranty US Holdings Inc., Assured Guaranty Corp., AGR Financial Products Inc. and ACE Risk Assurance Company (Incorporated by reference to Exhibit 10.11 to Post-Effective Amendment No. 1 to Form S-1 (#333-111491))
10.6	Credit Agreement with Deutsche Bank AG, as Agent, as amended (Incorporated by reference to Exhibit 10.21 to Form S-1 (#333-111491))
10.7	Retrocession Agreement between Assured Guaranty Re Overseas Ltd. and ACE American Insurance Company (Incorporated by reference to Exhibit 10.29 to Form S-1 (#333-111491))
10.8	Guaranty by Assured Guaranty Re International Ltd. in favor of Assured Guaranty Re Overseas Ltd. (Incorporated by reference to Exhibit 10.31 to Form S-1 (#333-111491))
10.9	Guaranty by Assured Guaranty Re Overseas Ltd. in favor of Assured Guaranty Mortgage Insurance Company (Incorporated by reference to Exhibit 10.32 to Form S-1 (#333-111491))
10.10	Retrocessional Memorandum between ACE Bermuda Insurance Ltd. and Assured Guaranty Re International Ltd. (Incorporated by reference to Exhibit 10.34 to Form S-1 (#333-111491))
10.11	Quota Share Reinsurance Agreement between Assured Guaranty Re Overseas Ltd. and JCJ Insurance Company (Incorporated by reference to Exhibit 10.35 to Form S-1 (#333-111491))
10.12	Quota Share Retrocession Agreement between Assured Guaranty Re Overseas Ltd. and ACE INA Overseas Insurance Company Ltd. (Incorporated by reference to Exhibit 10.37 to Form S-1 (#333-111491))
10.13	Quota Share Retrocession Agreement between Assured Guaranty Re Overseas Ltd. and ACE American Insurance Company (Incorporated by reference to Exhibit 10.38 to Form S-1 (#333-111491))

Exhibit Number	Description of Document
10.14	Assignment and Indemnification Agreement between Assured Guaranty Re Overseas Ltd. and ACE INA Overseas Insurance Company Ltd. (Incorporated by reference to Exhibit 10.41 to Form S-1 (#333-111491))
10.15	UK Title Quota Share Reinsurance Agreement between ACE European Markets Insurance Ltd. and Assured Guaranty Re International Ltd. (Incorporated by reference to Exhibit 10.45 to Form S-1 (#333-111491))
10.16	Aggregate Loss Portfolio Reinsurance Agreement between Commercial Guaranty Assurance, Ltd. and Assured Guaranty Re Overseas Ltd. (Incorporated by reference to Exhibit 10.49 to Form S-1 (#333-111491))
10.17
Quota Share Retrocession Agreement, dated April 28, 2004, between Assured Guaranty Re Overseas Ltd. and ACE Tempest Re USA, Inc. for and on behalf of ACE American Insurance Company (Incorporated by reference to Exhibit 10.13 to Form 10-Q for the quarter ended June 30, 2004)
10.18
Quota Share Retrocession Agreement, dated April 28, 2004, between Assured Guaranty Corp. and ACE Tempest Re USA, Inc. for and on behalf of ACE American Insurance Company (Incorporated by reference to Exhibit 10.14 to Form 10-Q for the quarter ended June 30, 2004)
10.19
Quota Share Retrocession Agreement, dated April 28, 2004, between Assured Guaranty Re Overseas Ltd. and ACE INA Overseas Insurance Company Ltd. (Incorporated by reference to Exhibit 10.15 to Form 10-Q for the quarter ended June 30, 2004)
10.20
Commutation and Release Agreement, dated April 28, 2004, between Westchester Fire Insurance Company and Assured Guaranty Re Overseas Ltd. (Incorporated by reference to Exhibit 10.16 to Form 10-Q for the quarter ended June 30, 2004)
10.21
Assignment and Termination Agreement, dated April 28, 2004, among Assured Guaranty Re International Ltd., ACE Bermuda Insurance Ltd. and ACE Capital Title Reinsurance Company (Incorporated by reference to Exhibit 10.18 to Form 10-Q for the quarter ended June 30, 2004)
10.22
Assignment Agreement, dated April 28, 2004, among Assured Guaranty Re Overseas Ltd., ACE European Markets Insurance Limited and ACE Bermuda Insurance Ltd. (Incorporated by reference to Exhibit 10.19 to Form 10-Q for the quarter ended June 30, 2004)
10.23
Assignment Agreement, dated April 15, 2004, among Assured Guaranty Re Overseas Ltd., ACE Bermuda Insurance Ltd. and ACE Capital Title Reinsurance Company (Incorporated by reference to Exhibit 10.20 to Form 10-Q for the quarter ended June 30, 2004)
10.24	Summary of Annual Compensation*
10.25	Non-Qualified Stock Option Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.34 to Form 10-K for the year ended December 31, 2005)*
10.26	Non-Qualified Stock Option Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.35 to Form 10-K for the year ended December 31, 2005)*
10.27	Restricted Stock Agreement for Outside Directors under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2006)*

Exhibit Number	Description of Document
10.28	Restricted Stock Unit Agreement for Outside Directors under Assured Guaranty Ltd. 2004 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.37 to Form 10-K for the year ended December 31, 2005)*
10.29	Restricted Stock Agreement under Assured Guaranty Ltd. 2004 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.38 to Form 10-K for the year ended December 31, 2005)*
10.30	Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.39 to Form 10-K for the year ended December 31, 2005)*
10.31	Assured Guaranty Ltd. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2009)*
10.32	Form of Indemnification Agreement between the Company and its executive officers and directors (Incorporated by reference to Exhibit 10.42 to Form 10-K for the year ended December 31, 2005)*
10.33	Put Agreement between Assured Guaranty Corp. and Woodbourne Capital Trust [I][II][III][IV] (Incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended March 31, 2005)
10.34	Custodial Trust Expense Reimbursement Agreement (Incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended March 31, 2005)
10.35
Assured Guaranty Corp. Articles Supplementary Classifying and Designating Series of Preferred Stock as Series A Perpetual Preferred Stock, Series B Perpetual Preferred Stock, Series C Perpetual Preferred Stock, Series D Perpetual Preferred Stock (Incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarter ended March 31, 2005)
10.36	Assured Guaranty Corp. Supplemental Executive Retirement Plan Highlights Booklet 2006 Plan Year (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 29, 2005)*
10.37	Assured Guaranty Ltd. Supplemental Employee Retirement Plan, as amended through the second amendment (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on December 29, 2005)*
10.38
Assured Guaranty Ltd. Performance Retention Plan (As Amended and Restated as of February 14, 2008 for Awards Granted during 2007) (Incorporated by reference to Exhibit 10.50 to Form 10-K for the year ended December 31, 2007)*
10.39	Five Year Cliff Vest Restricted Stock Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2006)*
10.40
Employment agreement dated as of October 5, 2006, between Assured Guaranty Ltd., Assured Guaranty Corp. and Robert Bailenson (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2006)*
10.41
Share Purchase Agreement, dated December 7, 2006, between Assured Guaranty US Holdings Inc. and ACE Bermuda Insurance Ltd. (Incorporated by reference to Exhibit 99.1 to Form 8-K filed on December 13, 2006)

Exhibit Number	Description of Document
10.42	$300.0 million five-year unsecured revolving credit facility, dated as of November 6, 2006, for which ABN AMRO Incorporated and Bank of America Securities LLC acted as lead arrangers, between Assured Guaranty Ltd. Assured Guaranty Corp., Assured Guaranty (UK) Ltd., Assured Guaranty Re Ltd, and Assured Guaranty Re Overseas Ltd., as amended through the second amendment (Incorporated by reference to Exhibit 10.23 to Form 10-Q for the quarter ended June 30, 2009)
10.43	Assured Guaranty Corp. Supplemental Executive Retirement Plan—Amendment No. 1 (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2007)*
10.44
Restricted Stock Unit Agreement for Outside Directors under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2007)*
10.45	$200.0 million soft-capital credit facility (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2007)
10.46	Assured Guaranty Ltd. Performance Retention Plan (As Amended and Restated as of February 14, 2008) (Incorporated by reference to Exhibit 10.58 to Form 10-K for the year ended December 31, 2007)*
10.47	Terms of Performance Retention Award Five Year Cliff Vest Granted on February 14, 2008 (Incorporated by reference to Exhibit 10.59 to Form 10-K for the year ended December 31, 2007)*
10.48	Form of Award Letter for Performance Retention Award Five Year Cliff Vest Granted on February 14, 2008 (Incorporated by reference to Exhibit 10.60 to Form 10-K for the year ended December 31, 2007)*
10.49	Terms of Performance Retention Award Four Year Installment Vesting Granted on February 14, 2008 (Incorporated by reference to Exhibit 10.61 to Form 10-K for the year ended December 31, 2007)*
10.50
Form of Award Letter for Performance Retention Award Four Year Installment Vesting Granted on February 14, 2008 (Incorporated by reference to Exhibit 10.62 to Form 10-K for the year ended December 31, 2007)*
10.51
2007 Restricted Stock Agreement for Outside Directors under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.63 to Form 10-K for the year ended December 31, 2007)*
10.52
Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan to be used with employment agreement (Incorporated by reference to Exhibit 10.64 to Form 10-K for the year ended December 31, 2007)*
10.53	Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.65 to Form 10-K for the year ended December 31, 2007)*
10.54
Non-Qualified Stock Option Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan to be used with employment agreement (Incorporated by reference to Exhibit 10.66 to Form 10-K for the year ended December 31, 2007)*

Exhibit Number	Description of Document
10.55	Non-Qualified Stock Option Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.67 to Form 10-K for the year ended December 31, 2007) *
10.56
Investment Agreement dated as of February 28, 2008 between Assured Guaranty Ltd. and WLR Recovery Fund IV, L.P. (Incorporated by reference to Exhibit 10.68 to Form 10-K for the year ended December 31, 2007)
10.57	Director Compensation*
10.58
Restricted Stock Unit Agreement for Outside Directors under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2008)*
10.59
Restricted Stock Agreement for Outside Directors under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.18 to Form 10-Q for the quarter ended June 30, 2009)*
10.60	Form of amendment to Restricted Stock Unit Awards for Outside Directors (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2008)*
10.61
Assured Guaranty Ltd. Supplemental Employee Retirement Plan, as Amended and Restated Effective January 1, 2009 (Incorporated by reference to Exhibit 10.62 to Form 10-K for the year ended December 31, 2008)*
10.62
Assured Guaranty Corp. Supplemental Employee Retirement Plan, as Amended and Restated Effective January 1, 2009 (Incorporated by reference to Exhibit 10.63 to Form 10-K for the year ended December 31, 2008)*
10.63	Employment Agreement between Dominic J. Frederico and the Registrant (Incorporated by reference to Exhibit 10.64 to Form 10-K for the year ended December 31, 2008)*
10.64	Employment Agreement between Michael J. Schozer and the Registrant (Incorporated by reference to Exhibit 10.65 to Form 10-K for the year ended December 31, 2008)*
10.65	Employment Agreement between Robert B. Mills and the Registrant (Incorporated by reference to Exhibit 10.66 to Form 10-K for the year ended December 31, 2008)*
10.66	Employment Agreement between James M. Michener and the Registrant (Incorporated by reference to Exhibit 10.67 to Form 10-K for the year ended December 31, 2008)*
10.67	Employment Agreement between Robert A. Bailenson and the Registrant (Incorporated by reference to Exhibit 10.68 to Form 10-K for the year ended December 31, 2008)*
10.68	Assured Guaranty Ltd. Executive Officer Recoupment Policy (Incorporated by reference to Exhibit 10.69 to Form 10-K for the year ended December 31, 2008)*
10.69	Form of Acknowledgement of Assured Guaranty Ltd. Executive Officer Recoupment Policy (Incorporated by reference to Exhibit 10.70 to Form 10-K for the year ended December 31, 2008)*
10.70
Non-Qualified Stock Option Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan to be used with employment agreement (Incorporated by reference to Exhibit 10.71 to Form 10-K for the year ended December 31, 2008)*

Exhibit Number	Description of Document
10.71	Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan to be used with employment agreement (Incorporated by reference to Exhibit 10.72 to Form 10-K for the year ended December 31, 2008)*
10.72	Terms of Performance Retention Award Four Year Installment Vesting Granted on February 5, 2009 (Incorporated by reference to Exhibit 10.73 to Form 10-K for the year ended December 31, 2008)*
10.73
Approval dated September 16, 2008 pursuant to Investment Agreement dated as of February 28, 2008 with WLR Recovery Fund IV, L.P. Pursuant to the Investment Agreement, WLR Recovery Fund IV, L.P. and other funds affiliated with WL Ross & Co. LLC (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 19, 2008)
10.74	Purchase Agreement among Dexia Holdings Inc., Dexia Credit Local S.A. and the Company dated as of November 14, 2008 (Incorporated by reference to Exhibit 99.1 to Form 8-K filed on November 17, 2008)
10.75	Amendment to Investment Agreement dated as of November 13, 2008 between the Company and WLR Recovery Fund IV, L.P. (Incorporated by reference to Exhibit 99.2 to Form 8-K filed on November 17, 2008)
10.76
Amended and Restated Revolving Credit Agreement dated as of June 30, 2009 among FSA Asset Management LLC, Dexia Crédit Local S.A. and Dexia Bank Belgium S.A. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 8, 2009)
10.77
Master Repurchase Agreement (September 1996 Version) dated as of June 30, 2009 between Dexia Crédit Local S.A. and FSA Asset Management LLC (Incorporated by reference to Exhibit 10.2.1 to Form 8-K filed on July 8, 2009)
10.78
Annex I—Committed Term Repurchase Agreement Annex dated as of June 30, 2009 between Dexia Crédit Local S.A. and FSA Asset Management LLC (Incorporated by reference to Exhibit 10.2.2 to Form 8-K filed on July 8, 2009)
10.79
ISDA Master Agreement (Multicurrency—Cross Border) dated as of June 30, 2009 among Dexia SA, Dexia Crédit Local S.A. and FSA Asset Management LLC (Incorporated by reference to Exhibit 10.3.1 to Form 8-K filed on July 8, 2009)
10.80
Schedule to the 1992 Master Agreement, Guaranteed Put Contract, dated as of June 30, 2009 among Dexia Crédit Local S.A., Dexia SA and FSA Asset Management LLC (Incorporated by reference to Exhibit 10.3.2 to Form 8-K filed on July 8, 2009)
10.81
Put Option Confirmation, Guaranteed Put Contract, dated June 30, 2009 to FSA Asset Management LLC from Dexia SA and Dexia Crédit Local S.A. (Incorporated by reference to Exhibit 10.3.3 to Form 8-K filed on July 8, 2009)
10.82
ISDA Credit Support Annex (New York Law) to the Schedule to the ISDA Master Agreement, Guaranteed Put Contract, dated as of June 30, 2009 between Dexia Crédit Local S.A. and Dexia SA and FSA Asset Management LLC (Incorporated by reference to Exhibit 10.3.4 to Form 8-K filed on July 8, 2009)
10.83
ISDA Master Agreement (Multicurrency—Cross Border) dated as of June 30, 2009 among Dexia SA, Dexia Crédit Local S.A. and FSA Asset Management LLC (Incorporated by reference to Exhibit 10.4.1 to Form 8-K filed on July 8, 2009)

Exhibit Number	Description of Document
10.84	Schedule to the 1992 Master Agreement, Non-Guaranteed Put Contract, dated as of June 30, 2009 among Dexia Crédit Local S.A., Dexia SA and FSA Asset Management LLC (Incorporated by reference to Exhibit 10.4.2 to Form 8-K filed on July 8, 2009)
10.85
Put Option Confirmation, Non-Guaranteed Put Contract, dated June 30, 2009 to FSA Asset Management LLC from Dexia SA and Dexia Crédit Local S.A. (Incorporated by reference to Exhibit 10.4.3 to Form 8-K filed on July 8, 2009)
10.86
ISDA Credit Support Annex (New York Law) to the Schedule to the ISDA Master Agreement, Non-Guaranteed Put Contract, dated as of June 30, 2009 between Dexia Crédit Local S.A. and Dexia SA and FSA Asset Management LLC (Incorporated by reference to Exhibit 10.4.4 to Form 8-K filed on July 8, 2009)
10.87
First Demand Guarantee Relating to the "Financial Products" Portfolio of FSA Asset Management LLC issued by the Belgian State and the French State and executed as of June 30, 2009 (Incorporated by reference to Exhibit 10.5 to Form 8-K filed on July 8, 2009)
10.88
Guaranty, dated as of June 30, 2009, made jointly and severally by Dexia SA and Dexia Crédit Local S.A., in favor of Financial Security Assurance Inc. (Incorporated by reference to Exhibit 10.6 to Form 8-K filed on July 8, 2009)
10.89
Indemnification Agreement (GIC Business) dated as of June 30, 2009 by and among Financial Security Assurance Inc., Dexia Crédit Local S.A. and Dexia SA (Incorporated by reference to Exhibit 10.7 to Form 8-K filed on July 8, 2009)
10.90
Pledge and Administration Agreement, dated as of June 30, 2009, among Dexia SA, Dexia Crédit Local S.A., Dexia Bank Belgium SA, Dexia FP Holdings Inc., Financial Security Assurance Inc., FSA Asset Management LLC, FSA Portfolio Asset Limited, FSA Capital Markets Services LLC, FSA Capital Markets Services (Caymans) Ltd., FSA Capital Management Services LLC and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to Exhibit 10.8 to Form 8-K filed on July 8, 2009)
10.91
Separation Agreement, dated as of July 1, 2009, among Dexia Crédit Local S.A., Financial Security Assurance Inc., Financial Security Assurance International, Ltd., FSA Global Funding Limited and Premier International Funding Co. (Incorporated by reference to Exhibit 10.9 to Form 8-K filed on July 8, 2009)
10.92
Funding Guaranty, dated as of July 1, 2009, made by Dexia Crédit Local S.A. in favor of Financial Security Assurance Inc. and Financial Security Assurance International, Ltd. (Incorporated by reference to Exhibit 10.10 to Form 8-K filed on July 8, 2009)
10.93
Reimbursement Guaranty, dated as of July 1, 2009, made by Dexia Crédit Local S.A. in favor of Financial Security Assurance Inc. and Financial Security Assurance International, Ltd. (Incorporated by reference to Exhibit 10.11 to Form 8-K filed on July 8, 2009)
10.94
Strip Coverage Liquidity and Security Agreement, dated as of July 1, 2009, between Financial Security Assurance Inc. and Dexia Crédit Local S.A. (Incorporated by reference to Exhibit 10.12 to Form 8-K filed on July 8, 2009)
10.95
Indemnification Agreement (FSA Global Business), dated as of July 1, 2009, by and between Financial Security Assurance Inc., Assured Guaranty Ltd. and Dexia Crédit Local S.A. (Incorporated by reference to Exhibit 10.13 to Form 8-K filed on July 8, 2009)

Exhibit Number	Description of Document
10.96	Pledge and Administration Annex Amendment Agreement dated as of July 1, 2009 among Dexia SA, Dexia Crédit Local S.A., Dexia Bank Belgium SA, Dexia FP Holdings Inc., Financial Security Assurance Inc., FSA Asset Management LLC, FSA Portfolio Asset Limited, FSA Capital Markets Services LLC, FSA Capital Markets Services (Caymans) Ltd., FSA Capital Management Services LLC and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to Exhibit 10.14 to Form 8-K filed on July 8, 2009)
10.97
Put Confirmation Annex Amendment Agreement dated as of July 1, 2009 among Dexia SA and Dexia Crédit Local S.A. and FSA Asset Management LLC and Financial Security Assurance Inc. (Incorporated by reference to Exhibit 10.15 to Form 8-K filed on July 8, 2009)
10.98
Settlement Agreement and Plan by and between Financial Security Assurance Holdings, Ltd., Assured Guaranty Ltd., Dexia Holdings, Inc., Dexia Crédit Local, S.A. and Sean W. McCarthy (Incorporated by reference to Exhibit 4.4 to Form S-8 (#333-160367))*
10.99	Employment Agreement dated as of July 1, 2009 between Assured Guaranty US Holdings, Inc. and Sean McCarthy (Incorporated by reference to Exhibit 10.17 to Form 8-K filed on July 8, 2009)*
10.100
Non-Qualified Stock Option Agreement for Outside Directors under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.19 to Form 10-Q for the quarter ended June 30, 2009)*
10.101
Master Repurchase Agreement between FSA Capital Management Services LLC and FSA Capital Markets Services LLC (Incorporated by reference to Exhibit 10.20 to Form 10-Q for the quarter ended June 30, 2009)
10.102	Confirmation to Master Repurchase Agreement (Incorporated by reference to Exhibit 10.21 to Form 10-Q for the quarter ended June 30, 2009)
10.103	Master Repurchase Agreement Annex I (Incorporated by reference to Exhibit 10.22 to Form 10-Q for the quarter ended June 30, 2009)
10.104	First Amendment to Assured Guaranty Ltd. Supplemental Employee Retirement Plan Furnished herewith (Incorporated by reference to Exhibit 4.5 to Form S-8 (#333-160008))*
10.105	Second Amendment to Assured Guaranty Ltd. Supplemental Employee Retirement Plan (Incorporated by reference to Exhibit 4.6 to Form S-8 (#333-160008))*
10.106	First Amendment to Assured Guaranty Corp. Supplemental Employee Retirement Plan (Incorporated by reference to Exhibit 4.8 to Form S-8 (#333-160008))*
10.107	Second Amendment to Assured Guaranty Corp. Supplemental Employee Retirement Plan (Incorporated by reference to Exhibit 4.9 to Form S-8 (#333-160008))*
10.108
Financial Security Assurance Holdings Ltd. 1989 Supplemental Executive Retirement Plan (amended and restated as of December 17, 2004) (Incorporated by reference to Exhibit 10.4 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on December 17, 2004)*
10.109	Amendment to the Financial Security Assurance Holdings Ltd. 1989 Supplemental Employee Retirement Plan (Incorporated by reference to Exhibit 10.29 to Form 10-Q for the quarter ended June 30, 2009)*

Exhibit Number	Description of Document
10.110	Financial Security Assurance Holdings Ltd. 2004 Supplemental Executive Retirement Plan, dated as of December 17, 2004 (Incorporated by reference to Exhibit 10.3 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on December 17, 2004)*
10.111
Financial Security Assurance Holdings Ltd. 2004 Supplemental Executive Retirement Plan, as amended on May 18, 2006 (Incorporated by reference to Exhibit 10.1 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on May 22, 2006)*
10.112
Financial Security Assurance Holdings Ltd. 2004 Supplemental Executive Retirement Plan, as amended on February 14, 2008 (Incorporated by reference to Exhibit 10.3 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on February 15, 2008)*
10.113
Financial Security Assurance Holdings Ltd. Amended and Restated 1993 Equity Participation Plan (amended and restated as of May 17, 2001) (Incorporated by reference to Exhibit 10.1 to Financial Security Assurance Holdings Ltd.'s Form 10-Q for the quarter ended June 30, 2001)*
10.114
Financial Security Assurance Holdings Ltd. 2004 Equity Participation Plan (Incorporated by reference to Exhibit 10.1 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on November 23, 2004)*
10.115
Financial Security Assurance Holdings Ltd. 2004 Equity Participation Plan, as amended on September 15, 2005 (Incorporated by reference to Exhibit 10.1 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on September 16, 2005)*
10.116
Financial Security Assurance Holdings Ltd. 2004 Equity Participation Plan, as amended on February 16, 2006 (Incorporated by reference to Exhibit 10.1 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on February 17, 2006)*
10.117
Financial Security Assurance Holdings Ltd. 2004 Equity Participation Plan, as amended on February 14, 2008 (Incorporated by reference to Exhibit 10.1 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on February 15, 2008)*
10.118
Financial Security Assurance Holdings Ltd. 2004 Equity Participation Plan, as amended and restated on May 21, 2008 (Incorporated by reference to Exhibit 10.3 to Financial Security Assurance Holdings Ltd.'s Form 10-Q for the quarter ended June 30, 2008)*
10.119
Form of Financial Security Assurance Holdings Ltd. Agreement Evidencing an Award of Dexia Restricted Stock (Incorporated by reference to Exhibit 10.4 to Financial Security Assurance Holdings Ltd.'s Form 10-Q for the quarter ended March 31, 2005)*
10.120
Form of Financial Security Assurance Holdings Ltd. Agreement Evidencing an Award of Dexia Restricted Stock, as amended on February 16, 2006 (Incorporated by reference to Exhibit 10.2 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on February 17, 2006)*
10.121
Form of Financial Security Assurance Holdings Ltd. Agreement Evidencing an Award of Dexia Restricted Stock, as amended on February 14, 2008 (Incorporated by reference to Exhibit 10.6F to Financial Security Assurance Holdings Ltd.'s Form 10-K for the year ended December 31, 2007)*
10.122
Form of Financial Security Assurance Holdings Ltd. Agreement Evidencing an Award of Dexia Restricted Stock, as amended on February 14, 2007 (Incorporated by reference to Exhibit 10.6E to Financial Security Assurance Holdings Ltd.'s Form 10-K for the year ended December 31, 2006)*

Exhibit Number	Description of Document
10.123	Form of Financial Security Assurance Holdings Ltd. Agreement Evidencing an Award of Performance Shares (Incorporated by reference to Exhibit 99.1 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on February 23, 2005)*
10.124
Form of Financial Security Assurance Holdings Ltd. Agreement Evidencing an Award of Performance Shares, as amended on February 16, 2006 (Incorporated by reference to Exhibit 10.3 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on February 17, 2006)*
10.125
Form of Financial Security Assurance Holdings Ltd. Agreement Evidencing an Award of Performance Shares, as amended on February 14, 2008 (Incorporated by reference to Exhibit 10.6 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on February 15, 2008)*
10.126
Financial Security Assurance Holdings Ltd. Severance Policy for Senior Management (amended and restated as of November 13, 2003) (Incorporated by reference to Exhibit 10.7 to Financial Security Assurance Holdings Ltd.'s Form 10-K for the year ended December 31, 2003)*
10.127
Financial Security Assurance Holdings Ltd. Severance Policy for Senior Management, as amended on May 18, 2006 (Incorporated by reference to Exhibit 10.3 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on May 22, 2006)*
10.128
Financial Security Assurance Holdings Ltd. Severance Policy for Senior Management, as amended on February 14, 2008 (Incorporated by reference to Exhibit 10.4 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on February 15, 2008)*
10.129
Financial Security Assurance Holdings Ltd. Severance Policy for Senior Management, as amended and restated on May 21, 2008 (Incorporated by reference to Exhibit 10.2 to Financial Security Assurance Holdings Ltd.'s Form 10-Q for the quarter ended June 30, 2008)*
10.130
Third Amended and Restated Credit Agreement dated as of April 30, 2005, among Financial Security Assurance Inc., FSA Insurance Company, the Banks party thereto from time to time and Bayerische Landesbank, acting through its New York Branch, as Agent (Incorporated by reference to Exhibit 10.2 to Financial Security Assurance Holdings Ltd.'s Form 10-Q for the quarter ended March 31, 2005)
10.131
First Amendment to Third Amended and Restated Credit Agreement dated as of June 16, 2009, among Financial Security Assurance Inc., FSA Insurance Company, the Banks party thereto from time to time and Bayerische Landesbank, acting through its New York Branch, as Agent (Incorporated by reference to Exhibit 10.6.2 to Form 10-Q for the quarter ended September 30, 2009)
10.132
Pledge and Intercreditor Agreement, among Dexia Crédit Local, Dexia Bank Belgium S.A., Financial Security Assurance Inc. and FSA Asset Management LLC, dated November 13, 2008 (Incorporated by reference to Exhibit 10.3 to Financial Security Assurance Holdings Ltd.'s Form 10-Q for the quarter ended September 30, 2008)
10.133
Amended and Restated Pledge and Intercreditor Agreement, dated as of February 20, 2009, between Dexia Crédit Local, Dexia Bank Belgium S.A., Financial Security Assurance Inc., FSA Asset Management LLC, FSA Capital Markets Services LLC and FSA Capital Management Services LLC (Incorporated by reference to Exhibit 10.19 to Financial Security Assurance Holdings Ltd.'s Form 10-K for the year ended December 31, 2008)

Exhibit Number	Description of Document
10.134	Put Option Agreement, dated as of June 23, 2003 by and between FSA and Sutton Capital Trust I (Incorporated by reference to Exhibit 99.5 to Financial Security Assurance Holdings Ltd.'s Form 10-Q for the quarter ended June 30, 2003)
10.135
Put Option Agreement, dated as of June 23, 2003 by and between FSA and Sutton Capital Trust II (Incorporated by reference to Exhibit 99.6 to Financial Security Assurance Holdings Ltd.'s Form 10-Q for the quarter ended June 30, 2003)
10.136
Put Option Agreement, dated as of June 23, 2003 by and between FSA and Sutton Capital Trust III (Incorporated by reference to Exhibit 99.7 to Financial Security Assurance Holdings Ltd.'s Form 10-Q for the quarter ended June 30, 2003)
10.137
Put Option Agreement, dated as of June 23, 2003 by and between FSA and Sutton Capital Trust IV (Incorporated by reference to Exhibit 99.8 to Financial Security Assurance Holdings Ltd.'s Form 10-Q for the quarter ended June 30, 2003)
10.138
Contribution Agreement, dated as of November 22, 2006, between Dexia S.A. and Financial Security Assurance Holdings Ltd. (Incorporated by reference to Exhibit 10.4 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on November 28, 2006)
10.139
Replacement Capital Covenant, dated as of November 22, 2006, by Financial Security Assurance Holdings Ltd. (Incorporated by reference to Exhibit 10.5 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on November 28, 2006)
10.140	Agreement and Amendment between Dexia Holdings Inc., Dexia Credit Local S.A. and the Company dated as of June 9, 2009 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 12, 2009)
10.141	Second Amendment to Investment Agreement dated as June 10, 2009 between the Company and WLR Recovery Fund IV, L.P. (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 12, 2009)
10.142	Letter Agreement dated December 7, 2009 between Michael J. Schozer and Assured Guaranty Corp. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 8, 2009)*
10.143	Restricted Stock Agreement for Outside Directors under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2008)*
14.1	Code of Conduct (Incorporated by reference to Exhibit 14.1 to Form 10-K for the year ended December 31, 2004)
21.1	Subsidiaries of the registrant
23.1	Accountants Consent
31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Management contract or compensatory plan

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSURED GUARANTY LTD.
By:	/s/ DOMINIC J. FREDERICO Name: Dominic J. Frederico Title: President and Chief Executive Officer

Date: February 26, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ WALTER A. SCOTT Walter A. Scott	Chairman of the Board; Director	February 26, 2010
/s/ DOMINIC J. FREDERICO Dominic J. Frederico	President and Chief Executive Officer; Director	February 26, 2010
/s/ ROBERT B. MILLS Robert B. Mills	Chief Financial Officer (Principal Financial and Duly Authorized Officer)	February 26, 2010
/s/ ROBERT A. BAILENSON Robert A. Bailenson	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2010
/s/ NEIL BARON Neil Baron	Director	February 26, 2010
/s/ FRANCISCO L. BORGES Francisco L. Borges	Director	February 26, 2010
/s/ G. LAWRENCE BUHL G. Lawrence Buhl	Director	February 26, 2010

Name	Position	Date

/s/ STEPHEN A. COZEN Stephen A. Cozen	Director	February 26, 2010
/s/ PATRICK W. KENNY Patrick W. Kenny	Director	February 26, 2010
/s/ DONALD H. LAYTON Donald H. Layton	Director	February 26, 2010
/s/ ROBIN MONRO-DAVIES Robin Monro-Davies	Director	February 26, 2010
/s/ MICHAEL T. O'KANE Michael T. O'Kane	Director	February 26, 2010
/s/ WILBUR L. ROSS, JR. Wilbur L. Ross, Jr.	Director	February 26, 2010