Form 10-Q
period 2010-03-31
ASSURED GUARANTY LTD
filed 2010-05-10
CIK 1273813

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010
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

        The number of registrant's Common Shares ($0.01 par value) outstanding as of April 30, 2010 was 184,361,050 (excludes 217,269 unvested restricted shares).

ASSURED GUARANTY LTD.

Assured Guaranty Ltd.

Consolidated Balance Sheets (Unaudited)

(dollars in thousands except per share and share amounts)

	March 31, 2010	December 31, 2009
ASSETS
Investment portfolio:
Fixed maturity securities, available-for-sale, at fair value (amortized cost of $8,865,859 and $8,943,909)	$9,057,230	$9,139,900
Short term investments, at fair value	1,421,421	1,668,279

Total investment portfolio	10,478,651	10,808,179
Assets acquired in refinancing transactions	143,488	152,411
Cash	90,472	44,133
Premiums receivable, net of ceding commissions payable	1,371,582	1,418,232
Ceded unearned premium reserve	926,227	1,051,971
Deferred acquisition costs	244,024	241,961
Reinsurance recoverable on unpaid losses	17,834	14,122
Credit derivative assets	537,050	492,531
Committed capital securities, at fair value	8,262	9,537
Deferred tax asset, net	1,132,059	1,158,205
Salvage and subrogation recoverable	261,774	239,476
Financial guaranty variable interest entities' assets	1,868,596	762,303
Other assets	308,435	200,375

TOTAL ASSETS	$17,388,454	$16,593,436

LIABILITIES AND SHAREHOLDERS' EQUITY
Unearned premium reserves	$7,720,942	$8,219,390
Loss and loss adjustment expense reserve	361,272	289,470
Long-term debt	919,493	917,362
Notes payable	142,403	149,051
Credit derivative liabilities	1,821,961	2,034,634
Reinsurance balances payable, net	185,398	186,744
Financial guaranty variable interest entities' liabilities with recourse	2,067,215	762,652
Financial guaranty variable interest entities' liabilities without recourse	205,724	—
Other liabilities	345,011	513,974

TOTAL LIABILITIES	13,769,419	13,073,277

COMMITMENTS AND CONTINGENCIES
Common stock ($0.01 par value, 500,000,000 shares authorized; 184,345,013 and 184,162,896 shares issued and outstanding in 2010 and 2009)	1,843	1,842
Additional paid-in capital	2,589,454	2,584,983
Retained earnings	885,344	789,869
Accumulated other comprehensive income, net of deferred tax provision (benefit) of $47,982 and $58,551	140,394	141,814
Deferred equity compensation (181,818 shares)	2,000	2,000

TOTAL SHAREHOLDERS' EQUITY ATTRIBUTABLE TO ASSURED GUARANTY LTD	3,619,035	3,520,508
Noncontrolling interest of financial guaranty variable interest entities	—	(349)

TOTAL SHAREHOLDERS' EQUITY	3,619,035	3,520,159

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$17,388,454	$16,593,436

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Operations (Unaudited)

(dollars in thousands except per share amounts)

	Three Months Ended March 31,
	2010	2009
Revenues
Net earned premiums	$319,560	$148,446
Net investment income	84,302	43,601
Net realized investment gains (losses):
Other-than-temporary impairment ("OTTI") losses	(1,117)	(18,446)
Less: portion of OTTI loss recognized in other comprehensive income	(661)	—
Other net realized investment gains (losses)	9,869	1,336

Net realized investment gains (losses)	9,413	(17,110)
Net change in fair value of credit derivatives:
Realized gains and other settlements	26,703	20,579
Net unrealized gains (losses)	252,098	26,982

Net change in fair value of credit derivatives	278,801	47,561
Fair value gain (loss) on committed capital securities	(1,275)	19,666
Financial guaranty variable interest entities revenues	4,188	—
Other income	(11,104)	902

Total Revenues	683,885	243,066

Expenses
Loss and loss adjustment expenses	130,501	79,754
Amortization of deferred acquisition costs	8,173	23,421
Assured Guaranty Municipal Holdings Inc. ("AGMH") acquisition-related expenses	4,021	4,621
Interest expense	25,134	5,821
Financial guaranty variable interest entities expenses	14,778	—
Other operating expenses	64,358	29,352

Total expenses	246,965	142,969

Income before income taxes	436,920	100,097
Provision (benefit) for income taxes
Current	(38,953)	11,575
Deferred	153,898	3,033

Total provision (benefit) for income taxes	114,945	14,608

Net income	321,975	85,489
Less: Noncontrolling interest of variable interest entities	—	—

Net income attributable to Assured Guaranty Ltd.	$321,975	$85,489

Earnings per share:
Basic	$1.74	$0.94
Diluted	$1.69	$0.93
Dividends per share	$0.045	$0.045

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2010	2009
Net income	$321,975	$85,489
Unrealized holding gains (losses) arising during the period on:
Investments with no OTTI, net of deferred income tax provision (benefit) of $(5,382) and $4,585	9,875	(9,702)
Investments with OTTI, net of deferred income tax provision (benefit) of $0 and $0	(661)	—

Unrealized holding gains (losses) during the period, net of tax	9,214	(9,702)
Less: reclassification adjustment for gains (losses) included in net income (loss), net of deferred income tax provision (benefit) of $2,768 and $(35)	6,645	(17,075)

Change in net unrealized gains on investments	2,569	7,373
Change in cumulative translation adjustment	(3,884)	(8,387)
Cash flow hedge	(105)	(105)

Other comprehensive income (loss)	(1,420)	(1,119)

Comprehensive income	$320,555	$84,370

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Shareholders' Equity (Unaudited)

For the Three Months Ended March 31, 2010

(dollars in thousands, except share data)

							Total Shareholders' Equity Attributable to Assured Guaranty Ltd.	Noncontrolling Interest of Financial Guaranty Consolidated Variable Interest Entities
	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Retained Earnings		Deferred Equity Compensation			Total Shareholders' Equity
	Shares	Amount
Balance, December 31, 2009	184,162,896	$1,842	$2,584,983	$789,869	$141,814	$2,000	$3,520,508	$(349)	$3,520,159
Cumulative effect of accounting change—consolidation of variable interest entities effective January 1, 2010 (Note 23)	—	—	—	(218,144)	—	—	(218,144)	349	(217,795)

Balance at the beginning of the year, adjusted	184,162,896	1,842	2,584,983	571,725	141,814	2,000	3,302,364	—	3,302,364
Net income	—	—	—	321,975	—	—	321,975	—	321,975
Dividends on common stock ($0.045 per share)	—	—	—	(8,305)	—	—	(8,305)	—	(8,305)
Dividends on restricted stock units	—	—	51	(51)	—	—	—	—	—
Shares cancelled to pay withholding taxes	(62,748)	(1)	(2,695)	—	—	—	(2,696)	—	(2,696)
Stock options exercises	10,658	—	113			—	113	—	113
Share-based compensation and other	234,207	2	7,002	—	—	—	7,004	—	7,004
Change in cash flow hedge, net of tax of $(56)	—	—	—	—	(105)	—	(105)	—	(105)
Change in cumulative translation adjustment	—	—	—	—	(3,884)	—	(3,884)	—	(3,884)
Unrealized gain on investments, net of tax of $(8,150)	—	—	—	—	2,569	—	2,569	—	2,569

Balance, March 31, 2010	184,345,013	$1,843	$2,589,454	$885,344	$140,394	$2,000	$3,619,035	$—	$3,619,035

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2010	2009
Operating activities
Net income	$321,975	$85,489
Adjustments to reconcile net income to net cash flows provided by operating activities:
Non-cash interest and operating expenses	10,124	4,795
Net amortization of premium on fixed maturity securities	17,680	(1,819)
Accretion of discount on net premium receivable	(12,609)	(5,287)
Provision for deferred income taxes	153,898	3,033
Net realized investment losses (gains)	(9,413)	17,110
Unrealized (gains) on credit derivatives	(252,098)	(26,982)
Fair value loss (gain) on committed capital securities	1,275	(19,666)
Other income	32,162	—
Change in deferred acquisition costs	(2,063)	7,927
Change in premiums receivable, net of ceding commissions	13,269	(5,946)
Change in ceded unearned premium reserves	125,744	1,826
Change in unearned premium reserves	(432,905)	91,945
Change in reserves for losses and loss adjustment expenses, net	55,878	13,870
Change in current income taxes	(203,132)	26,005
Other changes in credit derivatives assets and liabilities, net	(5,094)	(2,856)
Change in financial guaranty variable interest entities assets and liabilities, net	(10,230)	—
Other	(41,051)	(22,427)

Net cash flows provided by (used by) operating activities	(236,590)	167,017

Investing activities
Fixed maturity securities:
Purchases	(418,032)	(289,219)
Sales	187,800	274,260
Maturities	265,268	3,500
Net (purchases) sales of short-term investments	246,001	(139,622)
Proceeds from financial guaranty variable interest entities assets	60,687	—
Other	4,867	—

Net cash flows provided by (used for) investing activities	346,591	(151,081)

Financing activities
Dividends paid	(8,305)	(4,122)
Repurchases of common stock	—	(3,676)
Share activity under option and incentive plans	(2,583)	(942)
Paydown of financial guaranty variable interest entities liabilities	(46,157)	—
Repayment of notes payable	(6,363)	—

Net cash flows provided by (used for) financing activities	(63,408)	(8,740)
Effect of exchange rate changes	(254)	(173)

Increase in cash	46,339	7,023
Cash at beginning of period	44,133	12,305

Cash at end of period	$90,472	$19,328

Supplemental cash flow information
Cash paid (received) during the period for:
Income taxes	$136,645	$(14,514)
Interest	$11,963	$—
Claims paid, net of reinsurance	$256,809	$74,807

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2010

1. Business and Organization

        Assured Guaranty Ltd. ("AGL" and, together with its subsidiaries, "Assured Guaranty" or the "Company") is a Bermuda-based holding company that provides, through its operating subsidiaries, credit protection products to the public finance, infrastructure and structured finance markets in the United States ("U.S.") as well as internationally. The Company applies its credit underwriting expertise, risk management skills and capital markets experience to develop insurance, reinsurance and credit derivative products. The Company's primary product is a guaranty of principal and interest payments on debt securities. These securities include municipal finance obligations issued by U.S. state or municipal governmental authorities, utility districts or facilities; notes or bonds issued for international infrastructure projects; and asset-backed securities ("ABS") issued by special purpose entities ("SPEs"). The Company markets its credit protection products directly to issuers and underwriters of public finance, infrastructure and structured finance securities as well as to investors in such debt obligations. The Company guarantees debt obligations issued in many countries, although its principal focus is on the U.S. and European markets.

        On July 1, 2009 (the "Acquisition Date"), the Company acquired Financial Security Assurance Holdings Ltd. (renamed Assured Guaranty Municipal Holdings Inc., "AGMH"), and AGMH's subsidiaries, including Financial Security Assurance Inc. (renamed Assured Guaranty Municipal Corp., "AGM"), from Dexia Holdings, Inc. ("Dexia Holdings"). As discussed further in Note 2, Assured Guaranty's acquisition of AGMH (the "AGMH Acquisition") did not include the acquisition of AGMH's former financial products business, which was comprised of its guaranteed investment contracts ("GICs") business, its medium term notes ("MTNs") business and the equity payment agreements associated with AGMH's leveraged lease business (the "Financial Products Business").

        AGL's principal operating subsidiaries are Assured Guaranty Corp. ("AGC"), AGM and Assured Guaranty Re Ltd. ("AG Re").

        The Company is a leading provider of financial guaranty credit protection products. This achievement resulted from a combination of factors, including AGL's acquisition of AGMH in 2009, the Company's ability to achieve and maintain high investment-grade financial strength ratings, and the significant financial distress faced by many of the Company's competitors since 2007, which has impaired their ability to underwrite new business.

        Since July 1, 2009, when the AGMH Acquisition closed, the Company has conducted its financial guaranty business on a direct basis from two distinct platforms: (1) AGM, focusing exclusively on the U.S. public finance and global infrastructure business and (2) AGC, underwriting global structured finance transactions as well as U.S. public finance and global infrastructure obligations.

Segments

        The Company's business includes two principal segments: financial guaranty direct and financial guaranty reinsurance. The financial guaranty direct and reinsurance segments include financial guaranties of residential mortgage-backed securities ("RMBS") and commercial mortgage-backed securities ("CMBS"). The Company's mortgage guaranty insurance business, which used to be a segment and has had no new activity in recent years, and other lines of business that were 100% ceded upon Assured Guaranty's initial public offering ("IPO") in 2004, are shown as "other". The direct segment is reported net of business ceded to external reinsurers. The financial guaranty segments

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

1. Business and Organization (Continued)

include contracts accounted for as both insurance and credit derivatives. These segments are further discussed in Note 21.

Current Status of Ratings

        Debt obligations guaranteed by AGL's insurance subsidiaries are generally awarded debt credit ratings that are the same rating as the financial strength rating of the AGL subsidiary that has guaranteed that obligation.

        As of April 30, 2010, the following insurance subsidiaries of AGL were rated AAA (negative outlook) by Standard & Poor's Ratings Services ("S&P") and Aa3 (negative outlook) by Moody's Investors Service, Inc. ("Moody's"):

  •
  AGC

  •
  Assured Guaranty (UK) Ltd. ("AGUK")

  •
  AGM

  •
  Assured Guaranty (Europe) Ltd. (formerly Financial Security Assurance (U.K.) Limited, "AGE")

  •
  FSA Insurance Company ("FSAIC")

  •
  Financial Security Assurance International Ltd. ("FSA International").

        AG Re and its subsidiaries Assured Guaranty Re Overseas Ltd. ("AGRO") and Assured Guaranty Mortgage Insurance Company ("AGMIC") were each rated AA (stable) by S&P and A1 (negative outlook) by Moody's.

        All of these ratings are subject to continuous review and there can be no assurance that rating agencies will not take action on the Company's ratings, including downgrading such ratings. The Company's business and its financial condition has been and will continue to be subject to risk of the global financial and economic conditions that could materially and negatively affect the demand for its products, the amount of losses incurred on transactions it guarantees, and its financial strength ratings.

2. AGMH Acquisition

        On the Acquisition Date, AGL, through its wholly owned subsidiary Assured Guaranty US Holdings Inc. ("AGUS"), purchased AGMH and, indirectly, its subsidiaries (excluding those involved in AGMH's former Financial Products Business) from Dexia Holdings. The acquired companies are collectively referred to as the "Acquired Companies." The AGMH subsidiaries that conducted AGMH's former Financial Products Business (the "Financial Products Companies") were sold to Dexia Holdings prior to the AGMH Acquisition. In connection with the AGMH Acquisition, Dexia Holdings agreed to assume the risks in respect of the Financial Products Business and AGM agreed to retain the risks relating to the debt and strip policy portions of such business. Accordingly, the Company has entered into various agreements with Dexia SA and certain of its affiliates (together, "Dexia") in order to transfer to Dexia the credit risks and, as discussed further in Note 17, the liquidity risks associated with AGMH's former Financial Products Business.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

2. AGMH Acquisition (Continued)

        The Company is indemnified against exposure to AGMH's former financial products segment through guaranties issued by Dexia SA and certain of its affiliates. In addition, the Company is protected from exposure to such GIC business through guaranties issued by the French and Belgian governments. Furthermore, to support the payment obligations of the Financial Products Companies, Dexia SA and its affiliate Dexia Crédit Local S.A. ("DCL") has entered into two separate ISDA Master Agreements, each with its associated schedule, confirmation and credit support annex (the "Guaranteed Put Contract" and the "Non-Guaranteed Put Contract" respectively, and collectively, the "Dexia Put Contracts"), pursuant to which Dexia SA and DCL jointly and severally guarantee the scheduled payments of interest and principal in relation to each asset of FSA Asset Management LLC ("FSAM"), which is one of the Financial Products Companies, as well as any failure of Dexia to provide liquidity or liquid collateral under certain liquidity facilities.

        AGMH is now a wholly owned subsidiary of AGUS and the Company's financial statements subsequent to the Acquisition Date include the activities of the Acquired Companies.

        The purchase price paid by the Company was $546.0 million in cash and 22.3 million common shares of AGL with an Acquisition Date fair value of $275.9 million, for a total purchase price of $821.9 million.

        At the closing of the AGMH Acquisition, Dexia Holdings owned approximately 14.0% of AGL's issued common shares. Effective August 13, 2009, Dexia Holdings transferred such AGL common shares to Dexia SA, acting through its French branch. On March 16, 2010, Dexia SA sold all of such AGL common shares in a secondary public offering.

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

        The fair value of the deferred premium revenue (which is a component of unearned premium reserve, as described below) is the estimated premium that a similarly rated hypothetical financial guarantor would demand to assume each policy. The methodology for determining such value takes into account the rating of the insured obligation, expectation of loss, sector and term. On January 1, 2009, new accounting guidance became effective for financial guaranty insurance which requires a Company to recognize loss reserves only to the extent expected losses exceed deferred premium revenue. As the fair value of the deferred premium revenue exceeded the Company's estimate of expected loss for each contract, no loss reserves were recorded at July 1, 2009 for the Acquired Companies' contracts.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

2. AGMH Acquisition (Continued)

Acquisition Date. The fair value of the Acquired Companies' ceded contracts at July 1, 2009 was an asset of $1.7 billion and recorded in ceded unearned premium reserve. The fair value of the ceded contracts is in part derived from the fair value of the related insurance contracts with an adjustment for the credit quality of each reinsurer applied.

        For AGMH's long-term debt, the fair value was based upon quoted market prices available from third-party brokers as of the Acquisition Date. The fair value of this debt was approximately $0.3 billion lower than its carrying value immediately prior to the AGMH Acquisition. This discount is being amortized into interest expense over the estimated remaining life of the debt.

        Additionally, other purchase accounting adjustments included (1) the write off of the Acquired Companies' deferred acquisition cost ("DAC") and (2) the consolidation of certain financial guaranty variable interest entities ("VIEs") in which the combined variable interest of the Acquired Companies and AG Re was determined to be the primary beneficiary. Effective January 1, 2010, the Company deconsolidated these financial guaranty VIEs in accordance with new GAAP guidance as discussed in Note 23.

        The bargain purchase gain was recorded within "Goodwill and settlement of pre-existing relationship" in the Company's consolidated statements of operations at the Acquisition Date. The bargain purchase resulted from the unprecedented credit crisis, which resulted in a significant decline in AGMH's franchise value due to material insured losses, ratings downgrades and significant losses at Dexia. Dexia required government intervention in its affairs, resulting in motivation to sell AGMH, and with the absence of potential purchasers of AGMH due to the financial crisis, the Company was able to negotiate a bargain purchase price. The initial difference between the purchase price of $822 million and AGMH's recorded net assets of $2.1 billion was reduced significantly by the recognition of additional liabilities related to AGMH's insured portfolio on a fair value basis as required by purchase accounting.

        The Company and the Acquired Companies had a pre-existing reinsurance relationship. Under GAAP, this pre-existing relationship must be effectively settled at fair value. The loss relating to this pre-existing relationship resulted from the effective settlement of reinsurance contracts at fair value and the write-off of previously recorded assets and liabilities relating to this relationship recorded in the Company's historical accounts. The loss related to the contract settlement results from contractual premiums that were less than the Company's estimate of what a market participant would demand currently, estimated in a manner similar to how the value of the Acquired Companies insurance policies were valued, as well as related acquisition costs as described above.

Pro Forma Condensed Combined Statement of Operations

        The following unaudited pro forma information presents the combined results of operations of Assured Guaranty and the Acquired Companies. The unaudited pro forma combined financial information is presented for illustrative purposes only and does not indicate the financial results of the combined company had the companies actually been combined as of January 1, 2009, nor is it indicative of the results of operations in future periods.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

2. AGMH Acquisition (Continued)

Pro Forma Unaudited Results of Operations
As of March 31, 2009

	Revenues	Net Income Attributable to Assured Guaranty Ltd.	Net Income per Basic Share
	(dollars in thousands, except per share amounts)
Assured Guaranty as reported	$243,066	$85,489	$0.94
Pro Forma Combined	1,097,551	469,159	3.04

3. Summary of Significant Accounting Policies

Basis of Presentation

        The unaudited interim consolidated financial statements have been prepared in conformity with GAAP and, in the opinion of management, reflect all adjustments which are of a normal recurring nature, necessary for a fair statement of the Company's financial condition, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited interim consolidated financial statements cover the three-month period ended March 31, 2010 ("First Quarter 2010") and the three-month period ended March 31, 2009 ("First Quarter 2009"). Results of operations for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for a full year. The First Quarter 2010 financial statements include the effects of the Company's common share and equity units offerings that took place in 2009 and the effects of the AGMH Acquisition, which was effective July 1, 2009.

        Intercompany accounts and transactions have been eliminated. Certain prior year balances have been reclassified to conform to the current year's presentation.

        These unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, filed with the U.S. Securities and Exchange Commission (the "SEC").

        Certain of AGL's subsidiaries are subject to U.S. and U.K. income tax. The Company's provision for income taxes for interim financial periods is not based on an estimated annual effective rate due to the variability in changes in fair value of its credit derivatives, which prevents the Company from projecting a reliable estimated annual effective tax rate and pre-tax income for the full year of 2010. A discrete calculation of the provision is calculated for each interim period.

        The past couple of years saw volatility and disruption in the global financial markets including depressed home prices and increased foreclosures, falling equity market values, rising unemployment, declining business and consumer confidence and the risk of increased inflation, which have precipitated an economic slowdown. While there have been signs of a recovery as seen by stabilizing unemployment

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

3. Summary of Significant Accounting Policies (Continued)

and home prices as well as rising equity markets, there can be no assurance that volatility and disruption will not return to these markets in the near term. These conditions may adversely affect the Company's future profitability, financial position, investment portfolio, cash flow, statutory capital, financial strength ratings and stock price. Additionally, future legislative, regulatory or judicial changes in the jurisdictions regulating the Company may adversely affect its ability to pursue its current mix of business, materially impacting its financial results.

4. Recent Accounting Pronouncements

        On January 1, 2010, the Company adopted new accounting guidance as required by the Financial Accounting Standards Board ("FASB") that changed how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. See Note 23.

        Effective March 31, 2010, the Company adopted new accounting guidance as required by the FASB that clarifies existing disclosure requirements for fair value measurements. This new guidance requires the disclosure of (1) the amounts and nature of transfers in and out of Level 1 and Level 2 measurements; (2) purchase, sale, issuance and settlement activity for Level 3 measurements presented on a gross rather than a net basis; (3) fair value measurements by Level presented on a more disaggregated basis, by asset or liability class; and (4) more detailed disclosures about inputs and valuation techniques for Level 2 and Level 3 measurements for interim and annual reporting periods. The adoption of this disclosure guidance did not have a significant impact on the Company's fair value disclosures for the period ended March 31, 2010. See Note 9.

5. Outstanding Exposure

        The Company's insurance policies and credit derivative contracts typically guarantee the scheduled payments of principal and interest on public finance and structured finance obligations. The gross amount of in force exposure (principal and interest) was $1,078.7 billion at March 31, 2010 and $1,095.0 billion at December 31, 2009. The net amount of in force exposure (principal and interest), which deducts amounts ceded to third party insurers, was $958.2 billion at March 31, 2010 and $958.3 billion at December 31, 2009.

        The Company seeks to limit its exposure to losses from writing financial guaranty insurance and credit derivatives by underwriting obligations that are investment grade ("IG") at inception, diversifying its portfolio and maintaining rigorous subordination or collateralization requirements on structured finance obligations, as well as through reinsurance.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

5. Outstanding Exposure (Continued)

        The par outstanding of insured obligations in the public finance insured portfolio includes the following amounts by type of issue:

Summary of Public Finance Insured Portfolio

	Gross Par Outstanding		Ceded Par Outstanding		Net Par Outstanding
Types of Issues	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
	(in millions)
U.S.:
General obligation	$200,139	$201,264	$18,877	$22,880	$181,262	$178,384
Tax backed	94,484	94,825	10,073	11,796	84,411	83,029
Municipal utilities	78,039	77,872	6,713	8,294	71,326	69,578
Transportation	42,575	42,540	6,204	7,243	36,371	35,297
Healthcare	28,097	28,214	5,555	6,205	22,542	22,009
Higher education	16,297	16,399	1,088	1,267	15,209	15,132
Housing	8,393	9,623	887	1,099	7,506	8,524
Infrastructure finance	5,190	4,530	975	977	4,215	3,553
Investor-owned utilities	1,734	1,694	2	4	1,732	1,690
Other public finance—U.S.	5,615	6,002	77	120	5,538	5,882

Total public finance—U.S.	480,563	482,963	50,451	59,885	430,112	423,078
Non-U.S.:
Infrastructure finance	18,691	19,404	2,944	3,060	15,747	16,344
Regulated utilities	18,411	18,979	4,946	5,128	13,465	13,851
Pooled infrastructure	4,403	4,684	263	280	4,140	4,404
Other public finance—non-U.S.	10,321	10,485	2,267	2,309	8,054	8,176

Total public finance—non-U.S.	51,826	53,552	10,420	10,777	41,406	42,775

Total public finance obligations	$532,389	$536,515	$60,871	$70,662	$471,518	$465,853

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

5. Outstanding Exposure (Continued)

        The par outstanding of insured obligations in the structured finance insured portfolio includes the following amounts by type of collateral:

Summary of Structured Finance Insured Portfolio

	Gross Par Outstanding		Ceded Par Outstanding		Net Par Outstanding
Types of Collateral	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
	(in millions)
U.S.:
Pooled corporate obligations	$81,045	$82,622	$8,159	$8,289	$72,886	$74,333
Residential mortgage-backed and home equity	30,081	31,033	1,791	1,857	28,290	29,176
Financial products(1)	9,653	10,251	—	—	9,653	10,251
Consumer receivables	7,762	9,314	395	441	7,367	8,873
Commercial mortgage-backed securities	7,411	7,463	53	53	7,358	7,410
Commercial receivables	2,395	2,485	3	3	2,392	2,482
Structured credit	2,678	2,738	131	131	2,547	2,607
Insurance securitizations	1,731	1,731	80	80	1,651	1,651
Other structured finance—U.S.	2,587	2,754	1,187	1,236	1,400	1,518

Total structured finance—U.S.	145,343	150,391	11,799	12,090	133,544	138,301
Non-U.S.:
Pooled corporate obligations	26,569	27,743	2,910	3,046	23,659	24,697
Residential mortgage-backed and home equity	5,277	5,623	379	396	4,898	5,227
Structured credit	2,067	2,285	146	216	1,921	2,069
Commercial receivables	1,659	1,908	36	36	1,623	1,872
Insurance securitizations	995	995	15	14	980	981
Commercial mortgage-backed securities	696	752	—	—	696	752
Consumer receivables	252	—	91	—	161	—
Other structured finance—non-U.S.	489	717	24	47	465	670

Total structured finance—non-U.S.	38,004	40,023	3,601	3,755	34,403	36,268

Total structured finance obligations	$183,347	$190,414	$15,400	$15,845	$167,947	$174,569

(1)
As discussed in Note 2, this represents the exposure to AGM's financial guaranties of GICs issued by AGMH's former financial products companies. This exposure is guaranteed by Dexia SA and certain of its affiliates. The Company is also protected by guaranties issued by the French and Belgian governments.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

5. Outstanding Exposure (Continued)

        The following table sets forth the net financial guaranty par outstanding by rating:

	March 31, 2010		December 31, 2009
Ratings(1)	Net Par Outstanding	% of Net Par Outstanding	Net Par Outstanding	% of Net Par Outstanding
	(dollars in millions)
Super senior	$34,830	5.4%	$43,353	6.8%
AAA	64,226	10.0	59,786	9.3
AA	198,699	31.1	196,859	30.7
A	236,950	37.1	233,200	36.4
BBB	79,222	12.4	82,059	12.8
Below investment grade ("BIG") (See Note 6)	25,538	4.0	25,165	4.0

Total exposures	$639,465	100.0%	$640,422	100.0%

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

        As part of its financial guaranty business, the Company enters into credit derivative transactions. In such transactions, the buyer of protection pays the seller of protection a periodic fee in fixed basis points on a notional amount. In return, the seller makes a contingent payment to the buyer if one or more defined credit events occurs with respect to one or more third party referenced securities or loans. A credit event may be a nonpayment event such as a failure to pay, bankruptcy, or restructuring, as negotiated by the parties to the credit derivative transaction. The total notional amount of insured credit derivative exposure outstanding which is accounted for at fair value as of March 31, 2010 and December 31, 2009 and included in the Company's financial guaranty exposure in the tables above was $119.0 billion and $122.4 billion, respectively. See Note 8.

6. Significant Risk Management Activities

        Surveillance personnel are responsible for monitoring and reporting on all transactions in the insured portfolio, including exposures in both financial guaranty insurance and credit derivative form. The primary objective of the surveillance process is to monitor trends and changes in transaction credit quality, detect any deterioration in credit quality, and recommend to management such remedial actions as may be necessary or appropriate. All transactions in the insured portfolio are assigned internal credit ratings, and Surveillance personnel are responsible for recommending adjustments to those ratings to reflect changes in transaction credit quality.

        Work-out personnel are responsible for managing work-out and loss situations. They develop strategies designed to enhance the ability of the Company to enforce its contractual rights and

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

6. Significant Risk Management Activities (Continued)

remedies and to mitigate its losses, engage in negotiation discussions with transaction participants and, when necessary, manage the Company's litigation proceedings.

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

        The Company monitors its IG credits to determine whether any new credits need to be internally downgraded to BIG. Quarterly procedures include qualitative and quantitative analysis of the Company's insured portfolio to identify potential new BIG credits. The Company refreshes its internal credit ratings on individual credits in cycles based on the Company's view of the credit's quality, loss potential, volatility and sector. Ratings on credits in sectors identified as under the most stress or with the most potential volatility are reviewed every quarter. Credits identified through this process as BIG are subjected to further review by Surveillance personnel to determine the various probabilities of a loss. Surveillance personnel present analysis related to potential loss scenarios to the reserve committee.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

6. Significant Risk Management Activities (Continued)

        The tables below present the U.S. RMBS portfolio and ratings within the BIG category.

Financial Guaranty Insurance Exposure on U.S. RMBS Policies

	March 31, 2010
		BIG Net Par Outstanding
	Total Net Par Outstanding
		BIG 1	BIG 2	BIG 3	Total
	(in millions)
First Lien U.S. RMBS:
Prime First Lien	$407	$53	$49	$—	$102
Alt-A First Lien	2,426	237	1,469	163	1,869
Alt-A Options ARM	2,773	584	1,782	252	2,618
Subprime (including net interest margin ("NIMs")	4,882	930	1,524	45	2,499
Second Lien U.S. RMBS:
Closed end second lien ("CES")	1,177	120	531	483	1,134
Home equity lines of credit ("HELOC")	5,623	29	104	4,114	4,247

Total	$17,288	$1,953	$5,459	$5,057	$12,469

Financial Guaranty Insurance Exposure on U.S. RMBS Policies

	December 31, 2009
		BIG Net Par Outstanding
	Total Net Par Outstanding
		BIG 1	BIG 2	BIG 3	Total
	(in millions)
First Lien U.S. RMBS:
Prime First Lien	$426	$4	$50	$—	$54
Alt-A First Lien	2,470	208	1,441	173	1,822
Alt-A Options ARM	2,858	596	2,096	—	2,692
Subprime (including NIMs)	4,985	924	1,272	47	2,243
Second Lien U.S. RMBS:
CES	1,212	123	535	509	1,167
HELOCs	5,923	13	113	4,372	4,498

Total	$17,874	$1,868	$5,507	$5,101	$12,476

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

7. Financial Guaranty Contracts Accounted for as Insurance Contracts

        Information in this note is only for contracts accounted for as financial guaranty insurance contracts.

Expected Collections of Gross Premiums Receivable, Net of Ceding Commissions(1)

(in thousands)
2010 (April 1 - June 30)	$73,866
2010 (July 1 - September 30)	40,064
2010 (October 1 - December 31)	71,750
2011	137,650
2012	121,342
2013	110,983
2014	101,053
2015 - 2019	413,430
2020 - 2024	297,993
2025 - 2029	215,625
After 2029	261,889

Total expected collections	$1,845,645

(1)
Represents nominal amounts expected to be collected for all Assured Guaranty insurance subsidiaries.

        The following table provides a reconciliation of the beginning and ending balances of gross premium receivable net of ceding commission payable:

Gross Premium Receivable, Net of Ceding Commissions Roll Forward(1)

(in thousands)
Premium receivable, net at December 31, 2009	$1,418,222
Cumulative effect of change in accounting principle	(3,469)

Premium receivable, net at January 1, 2010	1,414,753
Premium written, net	83,662
Premium payments received, net	(114,824)
Adjustments to the premium receivable:
Changes in the expected term of financial guaranty insurance contracts	9,685
Accretion of the premium receivable discount	14,466
Foreign exchange rate changes	(38,624)
Other adjustments	2,443

Premium receivable, net at March 31, 2010	$1,371,561

(1)
Excludes other segment.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

7. Financial Guaranty Contracts Accounted for as Insurance Contracts (Continued)

        The $(38.6) million foreign exchange rate change item above relates to future installment premiums due to the Company that are denominated in currencies other than the U.S. dollar. Approximately 45% of the Company's installment premiums are denominated in currencies other than the U.S. dollar, primarily in Euros and Great British pounds. Premium receivable are considered a monetary asset under U.S. GAAP and are therefore revalued each reporting period with the change reflected in other income in the statement of operations.

Selected Information for Policies Paid in Installments

March 31, 2010
(dollars in thousands)
Premiums receivable, net of ceding commission payable	$1,371,561
Deferred premium revenue	3,846,166
Weighted-average risk-free rate to discount premiums	3.4
Weighted-average period of premiums receivable (in years)	10.2

        The following table presents the components of net premiums earned.

Net Premiums Earned(1)

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Scheduled net earned premiums	$290,967	$50,162
Acceleration of premium earnings(2)	15,324	90,287
Accretion of discount on premium receivable	12,609	5,287

Total net earned premium	$318,900	$147,736

(1)
Excludes $0.6 million and $0.7 million in net premium earned for other segment for the three months ended March 31, 2010 and December 31, 2009, respectively.

(2)
Reflects the unscheduled pre-payment or refundings of underlying insured obligations.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

7. Financial Guaranty Contracts Accounted for as Insurance Contracts (Continued)

        The unearned premium reserve, which is comprised of deferred premium revenues and claim payments made on policies where the payments are not in excess of the deferred premium revenue, is comprised of the following components:

	As of March 31, 2010			As of December 31, 2009
	Gross Unearned Premium Reserve(1)	Ceded Unearned Premium Reserve	Net Unearned Premium Reserve	Gross Unearned Premium Reserve(1)	Ceded Unearned Premium Reserve	Net Unearned Premium Reserve
	(in thousands)
Deferred premium revenue	$8,150,989	$989,727	$7,161,262	$8,536,682	$1,095,593	$7,441,089
Claim payments	(442,081)	(63,500)	(378,581)	(329,986)	(43,622)	(286,364)

Total	$7,708,908	$926,227	$6,782,681	$8,206,696	$1,051,971	$7,154,725

(1)
Excludes $12.0 million and $12.7 million in unearned premium reserve for other segment as of March 31, 2010 and December 31, 2009, respectively.

        The following table provides a schedule of how the Company's financial guaranty net unearned premiums and expected losses are expected to run off in the consolidated statement of operations, pre-tax. This table excludes amounts related to consolidated VIEs that were eliminated beginning January 1, 2010 under new VIE consolidation rules, as discussed in Note 23.

Expected Financial Guaranty Net Present Value Earned Premium and
Present Value Net Loss to be Expensed.

	As of March 31, 2010
	Expected PV Net Earned Premium(1)	Expected PV Net Loss to be Expensed(2)	Net
	(in thousands)
2010 (April 1 - June 30)	$270,330	$58,754	$211,576
2010 (July 1 - September 30)	259,996	63,058	196,938
2010 (October 1 - December 31)	242,135	61,921	180,214
2011	768,662	198,609	570,053
2012	608,121	122,219	485,902
2013	524,577	96,094	428,483
2014	468,635	90,574	378,061
2015 - 2019	1,687,658	269,339	1,418,319
2020 - 2024	1,023,456	126,177	897,279
2025 - 2029	628,621	70,295	558,326
After 2029	679,071	61,705	617,366

Total	$7,161,262	$1,218,745	$5,942,517

(1)
Excludes $378.6 million related to contra account, (claim payments that have not exceeded the deferred premium revenue for the policy), and $12.0 million in unearned premium reserve for other segment.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

7. Financial Guaranty Contracts Accounted for as Insurance Contracts (Continued)

(2)
Balances represent discounted amounts. These amounts reflect the Company's estimate as of March 31, 2010 of expected losses to be expensed, are not included in loss and loss adjustment expense ("LAE") reserve because these losses are less than deferred premium revenue determined on a contract-by-contract basis.

        The following table presents a rollforward of the net expected loss and LAE since December 31, 2009 by sector.

Financial Guaranty Insurance Net Expected Loss and Loss Adjustment
Expense Roll Forward by Sector(1)

	Expected Loss to be Paid as of December 31, 2009	Loss Development	Less: Paid Losses	Expected Loss to be Paid as of March 31, 2010
	(in thousands)
U.S. RMBS:
First Lien:
Prime First lien	$—	$396	$—	$396
Alt-A First lien	204,368	9,016	13,985	199,399
Alt-A Options ARM	545,238	31,773	16,413	560,598
Subprime	77,528	49,954	869	126,613

Total First Lien	827,134	91,139	31,267	887,006
Second Lien:
CES	199,254	(42,300)	20,475	136,479
HELOCs	(232,913)	89,868	148,979	(292,024)

Total Second Lien	(33,659)	47,568	169,454	(155,545)

Total US RMBS	793,475	138,707	200,721	731,461
Other structured finance	102,613	651	3,715	99,549
Public Finance	130,858	20,178	24,455	126,581

Subtotal(1)	1,026,946	159,536	228,891	957,591
Elimination of consolidated VIEs	52,251	8,124	17,983	43,392

Total	$974,695	$151,412	$210,908	$914,199

(1)
Excludes $5.0 million and $5.2 million of expected losses related to other segment recorded in loss reserves on the consolidated balance sheet as of March 31, 2010 and December 31, 2009, respectively. Excludes LAE reserves.

        Expected loss to be paid in the table above represents the present value of losses to be paid net of expected salvage and subrogation and reinsurance cessions. The amount of "expected loss to be paid" differs from "expected PV net loss to be expensed" due primarily to amounts paid that have not yet been expensed and salvage and subrogation not yet recognized in income.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

7. Financial Guaranty Contracts Accounted for as Insurance Contracts (Continued)

        Gross and ceded unearned premium reserve represents the stand ready obligation under GAAP. The carrying value of AGM's unearned premium reserve recorded on July 1, 2009 takes into account the total fair value of each financial guaranty contract on a contract by contract basis, less premiums receivable or premiums payable. Unearned premium reserve is comprised of deferred premium revenue (which represents future premium earnings) and a contra account representing claims paid (since July 1, for the AGM portfolio) that have not yet been expensed. Such claim payments reduce unearned premiums and therefore the unearned premium reserve represents the full stand-ready obligation to be reduced.

        Loss reserves are recorded at the time, and for the amount of, expected losses in excess of deferred premiums revenue on a contract by contract basis. Loss expense is recognized in the consolidated statements of operations only when the sum of claim payments recorded as a contra account plus the present value of future expected losses exceeds deferred premium revenue.

        In circumstances where total expected loss (sum of (a) accumulated claim payments since the Acquisition Date not yet expensed plus (b) present value of expected future loss or recovery) does not exceed deferred premium revenue, but accumulated claim payments since July 1, 2009 not yet expensed exceeded the deferred premium revenue, the amount of the accumulated claim payments equal to the deferred premium revenue amount on a contract by contract basis is offset in unearned premium reserve recorded on the consolidated balance sheet, and the excess of the accumulated claim payments since the Acquisition Date not yet expensed is recorded in salvage and subrogation recoverable (for the direct contracts) and salvage and subrogation payable (for any ceded portion) on the consolidated balance sheet. For the Company, this has occurred on several transactions because claim payments made prior to the Acquisition Date on AGMH transactions had not yet been recovered but are expected to be recovered in the future.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

7. Financial Guaranty Contracts Accounted for as Insurance Contracts (Continued)

        The following table provides information on financial guaranty insurance and reinsurance contracts categorized as BIG as of March 31, 2010 and December 31, 2009:

Financial Guaranty BIG Transaction Loss Summary
March 31, 2010

	BIG Categories
	BIG 1	BIG 2	BIG 3	Total including VIEs	Elimination of Consolidated VIEs	Total
	(dollars in millions)
Number of risks	90	184	40	314	—	314
Remaining weighted-average contract period (in years)	8.9	8.7	9.4	9.0	—	9.0
Gross insured contractual payments outstanding:
Principal	$4,539	$7,047	$7,370	$18,956	$—	$18,956
Interest	1,600	3,142	1,947	6,689	—	6,689

Total	$6,139	$10,189	$9,317	$25,645	$—	$25,645

Gross expected cash outflows for loss and LAE	$385.1	$2,376.5	$1,797.5	$4,559.1	$89.1	$4,470.0
Less:
Gross potential recoveries(1)	411.1	811.5	1,629.3	2,851.9	54.7	2,797.2
Discount	(27.5)	557.6	155.0	685.1	(8.0)	693.1

Present value of expected cash flows for loss and LAE	$1.5	$1,007.4	$13.2	$1,022.1	$42.4	$979.7

Deferred premium revenue	$134.0	$1,011.9	$988.6	$2,134.5	$112.2	$2,022.3
Gross reserves (salvage) for loss and LAE reported in the balance sheet	$(12.0)	$203.9	$(97.5)	$94.4	$—	$94.4
Reinsurance recoverable (payable)	$(3.5)	$4.2	$(2.5)	$(1.8)	$—	$(1.8)

(1)
Includes estimated future recoveries for breaches of representations and warranties.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

7. Financial Guaranty Contracts Accounted for as Insurance Contracts (Continued)

Financial Guaranty BIG Transaction Loss Summary
December 31, 2009

	BIG Categories
	BIG 1	BIG 2	BIG 3	Total
	(dollars in millions)
Number of risks	97	161	37	295
Remaining weighted-average contract period (in years)	8.79	7.63	9.24	8.52
Gross insured contractual payments outstanding:
Principal	$4,230.9	$6,804.6	$6,671.6	$17,707.1
Interest	1,532.3	2,685.1	1,729.2	5,946.6

Total	$5,763.2	$9,489.7	$8,400.8	$23,653.7

Gross expected cash outflows for loss and LAE	$35.8	$1,948.8	$2,019.0	$4,003.6
Less:
Gross potential recoveries(1)	3.5	506.6	1,528.6	2,038.7
Discount	18.3	419.8	213.3	651.4

Present value of expected cash flows for loss and LAE	$14.0	$1,022.5	$277.1	$1,313.5

Deferred premium revenue	$49.3	$1,187.3	$919.2	$2,155.8
Gross reserves (salvage) for loss and LAE reported in the balance sheet	$(0.1)	$146.4	$(101.5)	$44.8
Reinsurance recoverable (payable)	$—	$4.6	$0.9	$5.5

(1)
Includes estimated future recoveries for breaches of representations and warranties.

        The Company used weighted-average risk free rate ranging from 0% to 5.32% and 0.07% to 5.21% to discount expected losses as of March 31, 2010 and December 31, 2009, respectively.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

7. Financial Guaranty Contracts Accounted for as Insurance Contracts (Continued)

        The following table provides information on loss and LAE reserves net of reinsurance on the consolidated balance sheets.

Loss and Loss Adjustment Expense Reserves, Net of Reinsurance

	As of March 31, 2010	As of December 31, 2009
	(in thousands)
U.S. RMBS:
First Lien:
Prime First lien	$285	$—
Alt-A First lien	26,489	25,463
Alt-A Options ARM	86,386	51,188
Subprime	46,812	21,816

Total First Lien	159,972	98,467
Second Lien:
CES	15,539	21,172
HELOC	15,010	18,204

Total Second Lien	30,549	39,376

Total US RMBS	190,521	137,843
Other structured finance	73,263	67,661
Public Finance	77,538	67,723

Total financial guaranty	341,322	273,227
Other	2,116	2,121

Total	$343,438	$275,348

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

7. Financial Guaranty Contracts Accounted for as Insurance Contracts (Continued)

        The following table provides information on financial guaranty insurance and reinsurance contracts recorded as an asset on the consolidated balance sheets.

Summary of Recoverables Recorded as Salvage and Subrogation

	As of March 31, 2010	As of December 31, 2009
	(in thousands)
U.S. RMBS:
First Lien:
Alt-A Options ARM	$9,283	$—
Subprime	1,520	76

Total First Lien	10,803	76
Second Lien:
CES	226	91
HELOC	240,442	235,892

Total Second Lien	240,668	235,983

Total US RMBS	251,471	236,059
Other structured finance	992	992
Public Finance	9,311	2,425

Total	261,774	239,476
Less: Ceded recoverable(1)	16,881	13,605

Net recoverable	$244,893	$225,871

(1)
Recorded in "reinsurance balances payable, net" on the consolidated balance sheets.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

7. Financial Guaranty Contracts Accounted for as Insurance Contracts (Continued)

Loss and Loss Adjustment Expenses (Recoveries)
By Type

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Financial Guaranty:
U.S. RMBS:
First Lien:
Prime First lien	$62	$519
Alt-A First lien	5,431	151
Alt-A Options ARM	44,434	(74)
Subprime	24,713	811

Total First Lien	74,640	1,407
Second Lien:
CES	4,345	1,998
HELOC	23,620	18,520

Total Second Lien	27,965	20,518

Total U.S. RMBS	102,605	21,925
Other structured finance	10,168	4,822
Public Finance	27,691	21,707

Total Financial Guaranty	140,464	48,454
Other	18	31,300

Subtotal	140,482	79,754
Losses incurred on consolidated financial guaranty VIEs	(9,981)	—

Total loss and LAE	$130,501	$79,754

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

7. Financial Guaranty Contracts Accounted for as Insurance Contracts (Continued)

Net Losses Paid on Financial Guaranty Insurance Contracts

	Three Months Ended March 31,
	2010	2009
	(in thousands)
U.S. RMBS:
First Lien:
Prime First lien	$—	$—
Alt-A First lien	13,985	—
Alt-A Options ARM	16,413	—
Subprime	869	452

Total First Lien	31,267	452
Second Lien:
CES	20,475	10,265
HELOC	148,979	51,657

Total Second Lien	169,454	61,922

Total US RMBS	200,721	62,374
Other structured finance	3,715	(6,005)
Public Finance	24,455	7,518

Subtotal	228,891	63,887
Losses paid on consolidated financial guaranty VIEs	(17,983)	—

Total	$210,908	$63,887

        In accordance with the Company's standard practices the Company evaluated the most current available information as part of its loss reserving process, including trends in delinquencies and charge-offs on the underlying loans and its experience in requiring providers of representations and warranties to purchase ineligible loans out of these transactions.

U.S. Second Lien RMBS: CES and HELOCs

        The Company insures two types of second lien RMBS, those secured by HELOCs and those secured by CES mortgages. HELOCs are revolving lines of credit generally secured by a second lien on a one to four family home. A mortgage for a fixed amount secured by a second lien on a one-to-four family home is generally referred to as a CES. The Company has material exposure to second lien mortgage loans originated and serviced by a number of parties, but the Company's most significant second lien exposure is to HELOCs originated and serviced by Countrywide.

        The performance of the Company's HELOC and CES exposures deteriorated beginning in 2007 and transactions, particularly those originated in the period from 2005 through 2007, continue to perform below the Company's original underwriting expectations.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

7. Financial Guaranty Contracts Accounted for as Insurance Contracts (Continued)

        The following table shows the Company's key assumptions used in its calculation of estimated expected losses for these types of policies as of March 31, 2010 and December 31, 2009:

Key Assumptions in Base Case Expected Loss Estimates
Second Lien RMBS(1)

HELOC Key Variables	March 31, 2010	December 31, 2009
Plateau conditional default rate ("CDR")	11.5 - 38.0%	10.7 - 40.0%
Final CDR trended down to	0.5 - 3.2%	0.5 - 3.2%
Expected Period until Final CDR(1)	21 months	21 months
Initial conditional prepayment rate ("CPR")	0.4 - 13.4%	1.9 - 14.9%
Final CPR	10%	10%
Loss Severity	95%	95%
Future Repurchase of Ineligible Loans	$849 million	$828 million
Initial Draw Rate	0.2 - 4.8%	0.1 - 2.0%

CES Key Variables	March 31, 2010	December 31, 2009
Plateau CDR	21.5 - 44.2%	21.5 - 44.2%
Final CDR Rate trended down to	2.9 - 8.1%	3.3 - 8.1%
Expected Period until Final CDR achieved	21 months	21 months
Initial CPR	0.8 - 3.6%	0.8 - 3.6%
Final CPR	10%	10%
Loss Severity	95%	95%
Future Repurchase of Ineligible Loans	$137 million	$77 million

(1)
Represents assumptions for most heavily weighted scenario.

        The primary driver of the adverse development related to the HELOC and CES sector is significantly higher total pool delinquencies than had been experienced historically. In order to project future defaults in each pool, a CDR is applied each reporting period to various delinquency categories to calculate the projected losses to the pool. First, current representative liquidation rates (the percent of loans in a given delinquency status that are assumed to ultimately default) are used to estimate losses in the first five months from loans that are currently delinquent and then the CDR of the fifth month is held constant for a period of time. Taken together, the first five months of losses plus the period of time for which the CDR is held constant represent the stress period. Once the stress period has elapsed, the CDR is assumed to gradually trend down to its final CDR over twelve months. In the base case as of March 31, 2010, the total time between the current period's CDR and the long-term assumed CDR used to project losses was nine months. At the end of this period, the long-term steady CDRs modeled were between 0.5% and 3.2% for HELOC transactions and between 2.9% and 8.1% for CES transactions. The Company continued to assume an extended stress period based on transaction performance and the continued weakened overall economic environment.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

7. Financial Guaranty Contracts Accounted for as Insurance Contracts (Continued)

        The assumption for the CPR, which represents voluntary prepayments, follows a similar pattern to that of the CDR. The current CPR is assumed to continue for the stress period before gradually increasing to the final CPR, which is assumed to be 10% for both HELOC and CES transactions. This level is much higher than current rates but lower than the historical average, which reflects the Company's continued uncertainty about performance of the borrowers in these transactions. For HELOC transactions, the draw rate is assumed to decline from the current level to the final draw rate over a period of three months. The final draw rates were assumed to be between 0.1% and 2.4%.

        Performance of the collateral underlying certain securitizations has substantially differed from the Company's original expectations. Employing several loan file diligence firms and law firms as well as internal resources, as of March 31, 2010 the Company had performed a detailed review of approximately 23,000 files, representing nearly $1.8 billion in outstanding par of defaulted second lien loans underlying insured transactions, and identified a material number of defaulted loans that breach representations and warranties regarding the characteristics of the loans such as misrepresentation of income or occupation, undisclosed debt and the loan not underwritten in compliance with guidelines. The Company continues to review new files as new loans default and as new loan files are made available to it. Following negotiation with the sellers and originators of the breaching loans, as of March 31, 2010 the Company had reached agreement to have $175 million of the second lien loans repurchased. The Company has included in its net expected loss estimates for second liens as of March 31, 2010 an estimated benefit from repurchases of $986.0 million. The amount the Company ultimately recovers related to contractual representations and warranties is uncertain and subject to a number of factors including the counterparty's ability to pay, the number and amount of loans determined to have breached representations and warranties and, potentially, negotiated settlements or litigation. As such, the Company's estimate of recoveries is uncertain and actual amounts realized may differ significantly from these estimates. In arriving at the expected recovery from breaches of representations and warranties the Company considered: the credit worthiness of the provider of representations and warranties, the number of breaches found on defaulted loans, the success rate resolving these breaches with the provider of the representations and warranties and the potential amount of time until the recovery is realized. This calculation involved a variety of scenarios which ranged from the Company recovering substantially all of the losses it incurred due to violations of representations and warranties to the Company realizing very limited recoveries. These scenarios were probability weighted in order to determine the recovery incorporated into the Company's reserve estimate. This approach was used for both loans that had already defaulted and those assumed to default in the future. Recoveries were limited to amounts paid or expected to be paid out by the Company.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

7. Financial Guaranty Contracts Accounted for as Insurance Contracts (Continued)

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

        The primary drivers of the Company's approach to modeling potential loss outcomes for transactions backed by second lien collateral are to assume a stressed CDR for a selected period of time and a constant 95% severity rate for the duration of the transaction. Sensitivities around the results of these transactions were modeled by varying the length of the stressed CDR, which corresponds to how long the Company assumes the second lien sector remains stressed before a recovery begins and it returns to the long term equilibrium that was modeled when the deal was underwritten. For HELOC and CES, extending the expected period until the CDR begins returning to its long term equilibrium by three months would result in an increase to expected loss of approximately $144 million for HELOC transactions and $18.2 million for CES transactions. Conversely, shortening the time until the CDR begins to return to its long term equilibrium by three months decreases expected loss by approximately $151.1 million for HELOC transactions and $27.2 million for CES transactions.

U.S. First Lien RMBS: Alt-A, Option ARM, Subprime and Prime

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

7. Financial Guaranty Contracts Accounted for as Insurance Contracts (Continued)

        The performance of the Company's first lien RMBS exposures deteriorated during 2007 through First Quarter 2010 and transactions, particularly those originated in the period from 2005 through 2007, continue to perform below the Company's original underwriting expectations. The majority of the projected losses in the First Lien RMBS transactions are expected to come from mortgage loans that are currently delinquent, therefore an increase in delinquent loans beyond those expected last quarter is one of the primary drivers of loss development in this portfolio. Similar to many market participants, the Company applies a liquidation rate assumption to loans in various delinquency categories to determine what proportion of loans in those categories will eventually default.

        The problems affecting the subprime mortgage market have been widely reported, with rising delinquencies, defaults and foreclosures negatively impacting the performance of Subprime RMBS transactions. Those concerns relate primarily to Subprime RMBS issued in the period from 2005 through 2007. As of March 31, 2010, the Company had insured $4.8 billion in net par of Subprime RMBS transactions, of which $4.7 billion was in the financial guaranty direct segment. These transactions benefit from various structural protections, including credit enhancement that in the direct portfolio for the vintages 2005 through 2008 currently averages approximately 31.2% of the remaining insured balance.

        The factors affecting the subprime mortgage market are now affecting Alt-A RMBS transactions, with rising delinquencies, defaults and foreclosures negatively impacting their performance. Those concerns relate primarily to Alt-A RMBS issued in the period from 2005 through 2007. As of March 31, 2010, the Company had insured $2.4 billion in net par of Alt-A RMBS transactions, almost all of which was in the financial guaranty direct segment. These transactions benefit from various structural protections, including credit enhancement that in the direct portfolio for the vintages 2005 through 2007 currently averages approximately 5.5% of the remaining insured balance.

        As has been reported, the problems affecting the subprime mortgage market are affecting Option ARM RMBS transactions, with rising delinquencies, defaults and foreclosures negatively impacting their performance. Those concerns relate primarily to Option ARM RMBS issued in the period from 2005 through 2007. These transactions benefit from various structural protections, including credit enhancement that in the direct portfolio for the vintages 2005 through 2007 currently averages approximately 7.2% of the remaining insured balance.

        The Company also insures one direct prime RMBS transaction rated BIG with a net outstanding par at March 31, 2010 of $49.4 million, which it models as an Alt-A transaction and on which it had gross expected loss, prior to reinsurance or netting of unearned premium, of $0.4 million, and net reserves of $0.3 million. Finally, the Company insures NIM securities with a net par outstanding as of March 31, 2010 of $99.9 million. While these securities are backed by First Lien RMBS, the Company no longer expects to receive any cash flow on the underlying First Lien RMBS and has, therefore, fully reserved for these transactions, with the exception of expected payments of $92.1 million from third parties to cover principal and interest on the NIMs.

        The following table shows the Company's liquidation assumptions for various delinquency categories as of March 31, 2010 and December 31, 2009. The liquidation rate is a standard industry

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

7. Financial Guaranty Contracts Accounted for as Insurance Contracts (Continued)

measure that is used to estimate the number of loans in a given aging category that will default within a specified time period. The Company projects these liquidations over two years.

	March 31, 2010	December 31, 2009
30 - 59 Days Delinquent
Alt-A First lien	50%	50%
Alt-A Option ARM	50	50
Subprime	45	45
60 - 89 Days Delinquent
Alt-A First lien	65	65
Alt-A Option ARM	65	65
Subprime	65	65
90—Bankruptcy
Alt-A First lien	75	75
Alt-A Option ARM	75	75
Subprime	70	70
Foreclosure
Alt-A First lien	85	85
Alt-A Option ARM	85	85
Subprime	85	85
Real Estate Owned
Alt-A First lien	100	100
Alt-A Option ARM	100	100
Subprime	100	100

First Lien U.S. RMBS
Future Repurchase of Ineligible Loans

	As of March 31, 2010	As of December 31, 2009
	(in millions)
Future Repurchase of Ineligible Loans	$311.7	$268.0

        Another important driver of loss projections in this area is loss severities, which is the amount of loss the transaction incurs on a loan after the application of net proceeds from the disposal of the underlying property. Loss severities experienced in first lien transactions have reached historical highs, and the Company has been revising its assumptions to match experience. The Company is assuming that loss severities begin returning to more normal levels beginning in March 2011, reducing over two or four years to either 40% or 20 points (e.g. from 60% to 40%) below their initial levels, depending on the scenario.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

7. Financial Guaranty Contracts Accounted for as Insurance Contracts (Continued)

        The Company increased its initial loss severity assumption this quarter for subprime transactions based on actual loss severity experience in transactions it insures. The following table shows the Company's initial loss severity assumptions as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Alt-A First lien	60%	60%
Alt-A Option ARM	60%	60%
Subprime	75%	70%

        The primary driver of the adverse development related to first lien exposure, as was the case with the Company's second lien transactions, is the result of the continued increase in delinquent mortgages. The Company predicts losses and delinquent loans using liquidation rates, while losses from current loans are determined by applying a CDR trend. For delinquent loans, a liquidation rate is applied to loans in various stages of delinquency to determine the portion of loans in each delinquency category that will eventually default. Then, for each transaction, management calculates the constant CDR that, over the next 24 months, would be sufficient to produce the amount of losses that were calculated to emerge from the various delinquency categories. That CDR plateau is extended another three months, for a total of 27 months, in some scenarios. Each transaction's CDR is calculated to improve over 12 months to an intermediate CDR based upon its CDR plateau, then trail off to its final CDR. The intermediate CDRs modeled were between 0.4% and 6.0% for Alt-A first lien transactions, between 2.6% to 4.8% for Option ARM transactions and between 1.4% and 5.3% for Subprime transactions. The defaults resulting from the CDR after the 24 month period represent the defaults that can be attributed to borrowers that are currently performing.

        The assumption for the CPR follows a similar pattern to that of the CDR. The current level of voluntary prepayments is assumed to continue for the stress period before gradually increasing over 12 months to the final CPR, which is assumed to be either 10% or 15% depending on the scenario run. In the first quarter of 2010, the Company modeled and probability weighted four different scenarios with differing CDR curve shapes, loss severity development assumptions and voluntary prepayment assumptions.

        The performance of the collateral underlying certain of these securitizations has substantially differed from the Company's original expectations. As with the second lien policies, as of March 31, 2010 the Company had performed a detailed review of approximately 4,700 files representing nearly $2.1 billion in outstanding par of defaulted first lien loans underlying insured transactions, and identified a material number of defaulted loans that breach representations and warranties regarding the characteristics of the loans. The Company continues to review new files as new loans default and as new loan files are made available to it. Following negotiation with the sellers and originators of the breaching loans, as of March 31, 2010, the Company had reached agreement to have $30.5 million of first lien loans repurchased. The amount the Company ultimately recovers related to contractual representations and warranties is uncertain and subject to a number of factors including the counterparty's ability to pay, the number and amount of loans determined to have breached representations and warranties and, potentially, negotiated settlements or litigation. As such, the Company's estimate of recoveries is uncertain and actual amounts realized may differ significantly from

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

7. Financial Guaranty Contracts Accounted for as Insurance Contracts (Continued)

these estimates. In arriving at the expected recovery from breaches of representations and warranties the Company considered the credit worthiness of the provider of representations and warranties, the number of breaches found on defaulted loans, the success rate resolving these breaches with the provider of the representations and warranty and the potential amount of time until the recovery is realized. This calculation involved a variety of scenarios which ranged from the Company recovering substantially all of the losses it incurred due to violations of representations and warranties to the Company realizing very limited recoveries. These scenarios were probability weighted in order to determine the recovery incorporated into the Company's reserve estimate. This approach was used for both loans that had already defaulted and those assumed to default in the future. In all cases recoveries were limited to amounts paid or expected to be paid out by the Company.

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

        The Company modeled sensitivities for first lien transactions by varying its assumptions of how fast an economic recovery was expected to occur. The primary variables that were varied when modeling sensitivities were the amount of time until the CDR returned to its modeled equilibrium, which was defined as 5% of the current CDR, and how quickly the stressed loss severity returned to its long term equilibrium, which was approximately a 20 point reduction in the current severity rate. In a stressed economic environment assuming a slow recovery rate in the performance of the CDR, whereby the CDR rate steps down in five increments over 11.3 years, and a five year period before severity rates return to their normalized rate, the reserves increase by $31.1 million for Alt-A transactions, $126.9 million for Option ARM transactions and $76.6 million for subprime transactions. Conversely, assuming a faster recovery in the performance of the CDR, where the CDR rate steps down in two increments over 8.1 years, and a three year period before severity rates return to their normalized rate, the reserves decrease by approximately $31.9 million for Alt-A transactions, $121.9 million for Option ARM transactions and $39.9 million for subprime transactions.

"XXX" Life Insurance Transactions

        The Company has insured $2.1 billion of net par in "XXX" life insurance reserve securitization transactions based on discrete blocks of individual life insurance business. In these transactions the monies raised by the sale of the bonds insured by the Company are used to capitalize a special purpose vehicle that provides reinsurance to a life insurer or reinsurer. The monies are invested at inception in accounts managed by third-party investment managers. In order for the Company to incur an ultimate net loss on these transactions, adverse experience on the underlying block of life insurance policies and/or credit losses in the investment portfolio would need to exceed the level of credit enhancement built into the transaction structures.

        The Company's $2.1billion in net par of XXX Life Insurance transactions includes $1.8 billion in the financial guaranty direct segment. Of the total, $882.5 million was rated BIG by the Company as of March 31, 2010, and corresponded to two transactions. These two XXX transactions had material amounts of their assets invested in US RMBS transactions.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

7. Financial Guaranty Contracts Accounted for as Insurance Contracts (Continued)

        Based on its analysis of the information currently available, including estimates of future investment performance provided by the current investment manager, projected credit impairments on the invested assets and performance of the blocks of life insurance business at March 31, 2010, the Company's gross expected loss, prior to reinsurance or netting of unearned premium, for its two BIG XXX insurance transactions was $56.2 million and its net reserve was $45.5 million.

        On December 19, 2008, the Company sued J.P. Morgan Investment Management Inc. ("JPMIM"), the investment manager in one of the transactions, which relates to Orkney Re II p.l.c. ("Orkney Re II") in New York Supreme Court ("Court") alleging that JPMIM engaged in breaches of fiduciary duty, gross negligence and breaches of contract based upon its handling of the investments of Orkney Re II. On January 28, 2010 the Court ruled against the Company on a motion to dismiss filed by JPMIM. The Company has filed an appeal.

Public Finance Transactions

        Public finance net par outstanding represents 74% of total net par outstanding. Within the public finance category, $3.6 billion was rated BIG with the largest BIG exposure described below. The Company has exposure to a public finance transaction for sewer service in Jefferson County, Alabama. The Company's total exposure to this transaction is approximately $583 million of net par, of which $231 million is in the financial guaranty direct segment. The Company has made debt service payments during the year and expects to make additional payments in the near term. The Company is continuing its risk remediation efforts for this exposure.

Other Sectors and Transactions

        The Company continues to closely monitor other sectors and individual transactions it feels warrant the additional attention, including, as of March 31, 2010, its commercial mortgage exposure of $936.2 million of net par, of which $257.8 million was in the financial guaranty direct segment, its trust preferred securities ("TruPS") collateralized debt obligations ("CDOs") exposure of $1.1 billion, most of which was in the financial guaranty direct segment, its student loan exposure of $3.7 billion net par, of which $1.3 billion was in the direct segment, and its U.S. health care exposure of $22.4 billion of net par, of which $20.6 billion was in the financial guaranty direct segment.

8. Credit Derivatives

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

        In general, the Company structures credit derivative transactions such that the circumstances giving rise to the Company's obligation to make loss payments is similar to that for financial guaranty contracts written in insurance form and only occurs as losses are realized on the underlying reference obligation. Nonetheless, credit derivative transactions are governed by International Swaps and Derivatives Association, Inc. ("ISDA") documentation and operate differently from financial guaranty

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

8. Credit Derivatives (Continued)

contracts written in insurance form. For example, the Company's control rights with respect to a reference obligation under a credit derivative may be more limited than when the Company issues a financial guaranty contract written in insurance form. In addition, while the Company's exposure under credit derivatives, like the Company's exposure under financial guaranty contracts written in insurance form, has been generally for as long as the reference obligation remains outstanding, unlike financial guaranty contracts, a credit derivative may be terminated for a breach of the ISDA documentation or other specific events. If events of default or termination events specified in the credit derivative documentation were to occur, the non-defaulting or the non-affected party, which may be either the Company or the counterparty, depending upon the circumstances, may decide to terminate a credit derivative prior to maturity. The Company may be required to make a termination payment to its swap counterparty upon such termination.

        Some of the Company's CDS have rating triggers that allow certain CDS counterparties to terminate in the case of downgrades. If certain of its credit derivative contracts were terminated the Company could be required to make a termination payment as determined under the relevant documentation, although under certain documents, the Company may have the right to cure the termination event by posting collateral, assigning its rights and obligations in respect of the transactions to a third party or seeking a third party guaranty of the obligations of the Company. As of March 31, 2010 and December 31, 2009, if AGC's ratings were downgraded to levels between BBB or Baa2 and BB+ or Ba1, certain CDS counterparties could terminate certain CDS contracts covering approximately $6.0 billion par insured. As of the date of this filing, none of AG Re, AGRO or AGM has material CDS exposure subject to termination based on its rating. The Company does not believe that it can accurately estimate the termination payments it could be required to make if, as a result of any such downgrade, a CDS counterparty terminated its CDS contracts with the Company. These payments could have a material adverse effect on the Company's liquidity and financial condition.

        Under a limited number of other CDS contracts, the Company may be required to post eligible securities as collateral—generally cash or U.S. government or agency securities. For certain of such contracts, this requirement is based on a mark-to-market valuation, as determined under the relevant documentation, in excess of contractual thresholds that decline or are eliminated if the Company's ratings decline. Under other contracts, the Company has negotiated caps such that the posting requirement cannot exceed a certain amount. As of March 31, 2010, without giving effect to thresholds that apply under current ratings, the amount of par that is subject to collateral posting is approximately $19.6 billion. Counterparties have agreed that for approximately $18.2 billion of that $19.6 billion, the maximum amount that the Company could be required to post at current ratings is $435 million; if AGC were downgraded to A- by S&P or A3 by Moody's, that maximum amount would be $485 million. As of March 31, 2010, the Company had posted approximately $649.3 million of collateral in respect of approximately $19.5 billion of par insured. The Company may be required to post additional collateral from time to time, depending on its ratings and on the market values of the transactions subject to the collateral posting.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

8. Credit Derivatives (Continued)

contracts, ceding commissions (expense) income and realized gains or losses related to their early termination.

        The following table disaggregates realized gains and other settlements on credit derivatives into its component parts for the three months ended March 31, 2010 and 2009:

Realized Gains and Other Settlements on Credit Derivatives

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Net credit derivative premiums received and receivable	$53,693	$29,515
Ceding commissions (paid and payable) received and receivable, net	1,005	122

Realized gains on credit derivatives	54,698	29,637
Net credit derivative losses (paid and payable) recovered and recoverable	(27,995)	(9,058)

Total realized gains and other settlements on credit derivatives	$26,703	$20,579

        Net unrealized gains (losses) on credit derivatives represent the adjustments for changes in fair value that are recorded in each reporting period. Changes in unrealized gains and losses on credit derivatives are reflected in the consolidated statements of operations in "net unrealized gains (losses) on credit derivatives." Cumulative unrealized losses, determined on a contract by contract basis, are reflected as either net assets or net liabilities in the Company's consolidated balance sheets. Unrealized gains and losses resulting from changes in the fair value of credit derivatives occur primarily because of changes in interest rates, credit spreads, and credit ratings of the referenced entities, claim payments, and the issuing company's own credit rating, credit spreads and other market factors. Except for estimated credit impairments, the unrealized gains and losses on credit derivatives will reduce to zero as the exposure approaches its maturity date.

        The Company determines the fair value of its credit derivative contracts primarily through modeling that uses various inputs to derive an estimate of the value of the Company's contracts in principal markets. See Note 9. Inputs include expected contractual life and credit spreads, based on observable market indices and on recent pricing for similar contracts. Credit spreads capture the impact of recovery rates and performance of underlying assets, among other factors, on these contracts. The Company's pricing model takes into account not only how credit spreads on risks that it assumes affect pricing, but also how the Company's own credit spread affects the pricing of its deals. If credit spreads of the underlying obligations change, the fair value of the related credit derivative changes. Market liquidity could also impact valuations of the underlying obligations.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

8. Credit Derivatives (Continued)

        The impact of changes in credit spreads will vary based upon the volume, tenor, interest rates, and other market conditions at the time these fair values are determined. In addition, since each transaction has unique collateral and structure terms, the underlying change in fair value of each transaction may vary considerably. The fair value of credit derivative contracts also reflects the change in the Company's own credit cost based on the price to purchase credit protection on AGC and AGM. As of March 31, 2010 the net credit liability included a reduction in the liability of $4.0 billion representing the Company's credit value adjustment. The Company determines its own credit risk based on quoted CDS prices traded on the Company at each balance sheet date. Historically, the price of CDS traded on AGC and AGM moves directionally the same as general market spreads, however in the first quarter of 2010, AGC's CDS widened while the general market tightened. Generally, a widening of the CDS prices traded on AGC and AGM has an effect of offsetting unrealized losses that result from widening general market credit spreads, while a narrowing of the CDS prices traded on AGC and AGM has an effect of offsetting unrealized gains that result from narrowing general market credit spreads. An overall narrowing of spreads generally results in an unrealized gain on credit derivatives for the Company and an overall widening of spreads generally results in an unrealized loss for the Company.

Effect of Company's Credit Spread on Credit Derivatives Fair Value

	As of March 31, 2010	As of December 31, 2009
	(dollars in millions)
Quoted price of CDS contract (in basis points):
AGC	734	634
AGM	468	541
Fair value of CDS contracts:
Before considering implication of the Company's credit spreads	$(5,253.5)	$(5,830.8)
After considering implication of the Company's credit spreads	$(1,284.9)	$(1,542.1)

        As of March 31, 2010, AGC's and AGM's credit spreads remained relatively wide compared to pre-2007 levels, as did general market spreads. The $5.3 billion liability in First Quarter 2010, which represents the fair value of CDS contracts before considering the implications of AGC's and AGM's credit spreads, is a direct result of continued wide credit spreads in the fixed income security markets, and ratings downgrades. The asset classes that remain most affected, are recent vintages of Subprime RMBS and Alt-A deals, as well as trust-preferred securities. When looking at the First Quarter 2010 compared to the First Quarter 2009, there was tightening of general market spreads as well as a run-off in net par outstanding, resulting in a gain of approximately $577.3 million before taking into account AGC or AGM's credit spreads.

        During First Quarter 2009, the Company incurred net pre-tax unrealized gains on credit derivative contracts of $27.0 million. Of this amount, $2,291.5 million was due to the widening of AGC's own credit spread from 1,775 basis points at December 31, 2008 to 3,847 basis points at March 31, 2009. Management believes that the widening of AGC's credit spread is due to the correlation between AGC's risk profile and that experienced currently by the broader financial markets and increased demand for credit protection against AGC as the result of its direct segment financial guarantee

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

8. Credit Derivatives (Continued)

volume as well as the overall lack of liquidity in the CDS market. Offsetting the gain attributable to the significant increase in AGC's credit spread were declines in fixed income security market prices primarily attributable to widening spreads in certain markets as a result of the continued deterioration in credit markets and some credit rating downgrades, rather than from delinquencies or defaults on securities guaranteed by the Company. The higher credit spreads in the fixed income security market are due to the recent lack of liquidity in the high yield CDO and collateralized loan obligation ("CLO") markets as well as continuing market concerns over the most recent vintages of subprime RMBS and commercial mortgage backed securities.

        The tables below show net par outstanding and change in unrealized gain (losses) of credit derivatives. The estimated remaining weighted average life of credit derivatives was 5.7 years at March 31, 2010 and 6.0 years at December 31, 2009.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

8. Credit Derivatives (Continued)

Net Par Outstanding on Credit Derivatives

	As of March 31, 2010				As of December 31, 2009
Asset Type	Original Subordination(1)	Current Subordination(1)	Net Par Outstanding	Weighted Average Credit Rating(2)	Original Subordination(1)	Current Subordination(1)	Net Par Outstanding	Weighted Average Credit Rating(2)
	(dollars in millions)
Financial Guaranty Direct:
Pooled corporate obligations:
CLOs/CBOs	31.5%	28.3%	$48,392	AAA	31.1%	27.4%	$49,447	AAA
Synthetic investment grade pooled corporate	19.2	17.8	14,380	AAA	19.2	17.7	14,652	AAA
Synthetic high yield pooled corporate	37.2	32.1	10,236	AAA	36.7	34.4	11,040	AAA
TruPS	46.2	34.1	5,920	BB+	46.6	37.3	6,041	BBB-
Market value CDOs of corporate obligations	31.0	36.9	5,535	AAA	32.1	36.9	5,401	AAA

Total pooled corporate obligations	31.1	27.9	84,463	AAA	30.9	27.9	86,581	AAA
U.S. RMBS:
Alt-A Option ARMs and Alt-A First Lien	20.3	21.0	5,505	B+	20.3	22.0	5,662	BB
Subprime First lien (including NIMs)	27.5	57.6	4,859	A+	27.6	52.4	4,970	A+
Prime first lien	10.9	10.5	541	B	10.9	11.1	560	BB
CES and HELOCs	—	19.1	97	B	—	19.2	111	B

Total U.S. RMBS	22.9	36.3	11,002	BBB-	22.9	34.6	11,303	BBB
Commercial mortgage-backed securities	28.6	31.2	7,118	AAA	28.5	30.9	7,191	AAA
Other	—	—	14,744	AA-	—	—	15,700	AA-

Total Financial Guaranty Direct			117,327	AA+			120,775	AA+
Financial Guaranty Reinsurance			1,654	AA-			1,642	AA-

Total			$118,981	AA+			$122,417	AA+

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

8. Credit Derivatives (Continued)

Change in Unrealized Gain (Loss) on Credit Derivatives

	Three Months Ended March 31,
Asset Type	2010	2009
	(in millions)
Financial Guaranty Direct:
Pooled corporate obligations:
CLOs/CBOs	$1.5	$(77.4)
Synthetic investment grade pooled corporate	(7.6)	1.6
Synthetic high yield pooled corporate	20.4	—
TruPS	29.7	75.3
Market value CDOs of corporate obligations	0.4	(7.0)
Commercial Real Estate	—	(2.2)
CDO of CDOs (corporate)	—	(0.8)

Total pooled corporate obligations	44.4	(10.5)
U.S. RMBS:
Alt-A Option ARMs and Alt-A First Lien	150.9	(44.1)
Subprime First lien (Including NIMs)	0.6	3.0
Prime first lien	14.2	(49.0)
CES and HELOCs	8.4	—

Total U.S. RMBS	174.1	(90.1)
Commercial mortgage-backed securities	9.5	(31.2)
Other	24.2	142.6

Total Financial Guaranty Direct	252.2	10.8
Financial Guaranty Reinsurance	(0.1)	16.2

Total	$252.1	$27.0

        Corporate CLOs, synthetic pooled corporate obligations, market value CDOs, and TruPS, which comprise the Company's pooled corporate exposures, include all U.S. structured finance pooled corporate obligations and international pooled corporate obligations. U.S. RMBS are comprised of prime and subprime U.S. mortgage-backed and home equity securities. CMBS are comprised of commercial U.S. structured finance and commercial international mortgage backed securities. "Other" includes all other U.S. and international asset classes, such as commercial receivables, international infrastructure, international RMBS and home equity securities, and pooled infrastructure securities.

        The Company's exposure to pooled corporate obligations is highly diversified in terms of obligors, except in the case of TruPS, industries. Most pooled corporate transactions are structured to limit exposure to any given obligor and industry. The majority of the Company's pooled corporate exposure in the financial guaranty direct segment consists of CLOs or synthetic pooled corporate obligations. Most of these direct CLOs have an average obligor size of less than 1% and typically restrict the maximum exposure to any one industry to approximately 10%. The Company's exposure also benefits from embedded credit enhancement in the transactions which allows a transaction to sustain a certain

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

8. Credit Derivatives (Continued)

level of losses in the underlying collateral, further insulating the Company from industry specific concentrations of credit risk on these deals.

        The Company's TruPS CDO asset pools are generally less diversified by obligors and industries than the typical CLO asset pool. Also, the underlying collateral in TruPS CDOs consists primarily of subordinated debt instruments such as TruPS issued by banks, real estate investment trusts ("REITs") and insurance companies, while CLOs typically contain primarily senior secured obligations. Finally, TruPS CDOs typically contain interest rate hedges that may complicate the cash flows. However, to mitigate these risks TruPS CDOs were typically structured with higher levels of embedded credit enhancement than typical CLOs.

        The Company's exposure to "Other" CDS contracts is also highly diversified. It includes $4.0 billion of exposure to four pooled infrastructure transactions comprised of diversified pools of international infrastructure project transactions and loans to regulated utilities. These pools were all structured with underlying credit enhancement sufficient for the Company to attach at super senior AAA levels. The remaining $10.7 billion of exposure in "Other" CDS contracts is comprised of numerous deals typically structured with significant underlying credit enhancement and spread across various asset classes, such as commercial receivables, international RMBS and home equity securities, infrastructure, regulated utilities and consumer receivables. Substantially all of this of exposure is rated IG and the weighted average credit rating is AA-.

        The unrealized gain for the three months ended March 31, 2010 on "Other" CDS contracts is primarily attributable to implied spreads narrowing on a film securitization transaction.

        With considerable volatility continuing in the market, unrealized gains (losses) on credit derivatives may fluctuate significantly in future periods.

        The following tables present additional details about the Company's unrealized gain or loss on credit derivatives associated with U.S. RMBS by vintage as of March 31, 2010:

U. S. Residential Mortgage-Backed Securities

Vintage	Original Subordination(1)	Current Subordination(1)	Net Par Outstanding (in millions)	Weighted Average Credit Rating(2)	Three Months Ended March 31, 2010 Unrealized Gain (Loss) (in millions)
2004 and Prior	6.1%	20.3%	$184	A	$0.4
2005	26.8	58.9	3,401	AA-	1.8
2006	28.5	50.6	1,738	BBB	5.4
2007	19.2	18.2	5,679	B+	166.5
2008	—	—	—	—	—
2009	—	—	—	—	—
2010	—	—	—	—	—

Total	22.9%	36.3%	$11,002	BBB-	$174.1

(1)
Represents the sum of subordinate tranches and over-collateralization and does not include any benefit from excess interest collections that may be used to absorb losses.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

8. Credit Derivatives (Continued)

(2)
Based on the Company's internal rating, which is on a ratings scale similar to that used by the nationally recognized rating agencies.

        The following table presents additional details about the Company's unrealized gain or loss on credit derivatives associated with CMBS transactions by vintage as of March 31, 2010:

Commercial Mortgage-Backed Securities

Vintage	Original Subordination(1)	Current Subordination(1)	Net Par Outstanding (in millions)	Weighted Average Credit Rating(2)	Three Months Ended March 31, 2010 Unrealized Gain (Loss) (in millions)
2004 and Prior	28.2%	43.0%	$614	AAA	$0.3
2005	17.6	24.9	685	AAA	0.4
2006	26.4	27.2	4,404	AAA	4.5
2007	41.1	41.4	1,415	AAA	4.3
2008	—	—	—	—	—
2009	—	—	—	—	—
2010	—	—	—	—	—

Total	28.6%	31.2%	$7,118	AAA	$9.5

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

March 31, 2010

8. Credit Derivatives (Continued)

        The following table summarizes the estimated change in fair values on the net balance of the Company's credit derivative positions assuming immediate parallel shifts in credit spreads on AGC and AGM and on the risks that they both assume:

	As of March 31, 2010
Credit Spreads(1)	Estimated Net Fair Value (Pre-Tax)	Estimated Pre-Tax Change in Gain/(Loss)
	(in millions)
100% widening in spreads	$(3,128.1)	$(1,843.2)
50% widening in spreads	(2,208.7)	(923.8)
25% widening in spreads	(1,748.9)	(464.0)
10% widening in spreads	(1,473.0)	(188.1)
Base Scenario	(1,284.9)	—
10% narrowing in spreads	(1,162.9)	122.0
25% narrowing in spreads	(976.9)	308.0
50% narrowing in spreads	(667.3)	617.6

(1)
Includes the effects of spreads on both the underlying asset classes and the Company's own credit spread.

        During First Quarter 2010 due to technical factors such as mismatched supply and demand for buyers and sellers of protection on AGC's credit spread, AGC's credit spread did not move in correlation with asset price changes experienced in the broader market. However, based upon historical data, and price shifts experienced as of the date of this filing, the Company believes that AGC's and AGM's credit spreads continue to remain correlated with asset price changes experienced throughout the financial markets.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

9. Fair Value of Financial Instruments

        The carrying amount and estimated fair value of financial instruments are presented in the following table:

Fair Value of Financial Instruments

	As of March 31, 2010		As of December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Assets:
Fixed maturity securities	$9,057,230	$9,057,230	$9,139,900	$9,139,900
Short-term investments	1,421,421	1,421,421	1,668,279	1,668,279
Assets acquired in refinancing transactions	143,488	151,160	152,411	160,143
Credit derivative assets	537,050	537,050	492,531	492,531
Committed capital securities, at fair value	8,262	8,262	9,537	9,537
Financial guaranty VIE assets	1,868,596	1,868,596	—	—
Other assets	24,295	24,295	18,473	18,473
Liabilities:
Financial guaranty insurance contracts(1)	5,690,195	6,981,575	5,971,803	7,020,474
Long-term debt	919,493	981,275	917,362	927,823
Notes payable	142,403	147,147	149,051	148,477
Credit derivative liabilities	1,821,961	1,821,961	2,034,634	2,034,634
Financial guaranty VIE liabilities with recourse	2,067,215	2,067,215	762,652	762,652
Financial guaranty VIE liabilities without recourse	205,724	205,724	—	—
Other liabilities	68	68	66	66

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

9. Fair Value of Financial Instruments (Continued)

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

Financial Instruments Carried at Fair Value

        The measurement provision of the fair value framework applies to both amounts recorded in the Company's financial statements and to disclosures. Amounts recorded at fair value in the Company's financial statements are included in the tables below.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

9. Fair Value of Financial Instruments (Continued)

Fair Value Hierarchy of Financial Instruments
As of March 31, 2010

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Investment portfolio, available-for-sale:
Fixed maturity securities
U.S. government and agencies	$1,048.7	$—	$1,048.7	$—
Obligations of state and political subdivisions	4,814.2	—	4,814.2	—
Corporate securities	642.6	—	642.6	—
Mortgage-backed securities:
Residential mortgage-backed securities	1,466.6	—	1,387.3	79.3
Commercial mortgage-backed securities	247.6	—	247.6	—
Asset-backed securities	501.9	—	279.2	222.7
Foreign government securities	335.7	—	335.7	—

Total fixed maturity securities	9,057.3	—	8,755.3	302.0
Short-term investments	1,421.4	722.4	699.0	—
Assets acquired in refinancing transactions(1)	31.9	—	21.3	10.6
Credit derivative assets	537.1	—	—	537.1
Committed capital securities, at fair value	8.3	—	8.3	—
Financial guaranty VIE assets	1,868.6	—	—	1,868.6
Other assets	24.2	19.8	—	4.4

Total assets	$12,948.8	$742.2	$9,483.9	$2,722.7

Liabilities:
Credit derivative liabilities	$1,822.0	$—	$—	$1,822.0
Financial guaranty VIE liabilities with recourse	2,067.2	—	—	2,067.2
Financial guaranty VIE liabilities without recourse	205.7	—	—	205.7
Other liabilities	0.1	—	0.1	—

Total liabilities	$4,095.0	$—	$0.1	$4,094.9

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

9. Fair Value of Financial Instruments (Continued)

Fair Value Hierarchy of Financial Instruments
As of December 31, 2009

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Investment portfolio, available-for-sale:
Fixed maturity securities
U.S. government and agencies	$1,037.6	$—	$1,037.6	$—
Obligations of state and political subdivisions	5,039.5	—	5,039.5	—
Corporate securities	625.5	—	625.5
Mortgage-backed securities:				—
Residential mortgage-backed securities	1,464.6	—	1,464.6	—
Commercial mortgage-backed securities	227.2	—	227.2	—
Asset-backed securities	388.9	—	185.0	203.9
Foreign government securities	356.6	—	356.6	—

Total fixed maturity securities	9,139.9	—	8,936.0	203.9
Short-term investments	1,668.3	437.2	1,231.1	—
Assets acquired in refinancing transactions(1)	32.4	—	21.3	11.1
Credit derivative assets	492.5	—	—	492.5
Committed capital securities, at fair value	9.5	—	9.5	—
Other assets	18.5	18.3	—	0.2

Total assets	$11,361.1	$455.5	$10,197.9	$707.7

Liabilities:
Credit derivative liabilities	$2,034.6	$—	$—	$2,034.6
Other liabilities	0.1	—	0.1	—

Total liabilities	$2,034.7	$—	$0.1	$2,034.6

(1)
Includes mortgage loans that are fair valued on a non-recurring basis. At March 31, 2010 and December 31, 2009, such investments were carried at their market value of $10.6 million and $11.1 million, respectively. The mortgage loans are classified as Level 3 of the fair value hierarchy as there are significant unobservable inputs used in the valuation of such loans. An indicative dealer quote is used to price the non-performing portion of these mortgage loans. The performing loans are valued using management's determination of future cash flows arising from these loans, discounted at the rate of return that would be required by a market participant. This rate of return is based on indicative dealer quotes.

Fixed Maturity Securities and Short-term Investments

        The fair value of bonds in the Investment Portfolio is generally based on quoted market prices received from third party pricing services or alternative pricing sources with reasonable levels of price

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

9. Fair Value of Financial Instruments (Continued)

transparency. Such quotes generally consider a variety of factors, including recent trades of the same and similar securities. If quoted market prices are not available, the valuation is based on pricing models that use dealer price quotations, price activity for traded securities with similar attributes and other relevant market factors as inputs, including security type, rating, vintage, tenor and its position in the capital structure of the issuer. The Company considers securities prices from pricing services, index providers or broker-dealers to be Level 2 in the fair value hierarchy. Prices determined based upon model processes are considered to be Level 3 in the fair value hierarchy. The Company used model processes to price 21 fixed maturity securities as of March 31, 2010 and these securities were classified as Level 3.

        Broker-dealer quotations obtained to price securities are generally considered to be indicative and are nonactionable (i.e. non-binding).

        The Company did not make any internal adjustments to prices provided by its third party pricing service.

Committed Capital Securities

        The fair value of committed capital securities ("CCS") represents the difference between the present value of remaining expected put option premium payments under the AGC's CCS (the "AGC CCS Securities") and AGM Committed Preferred Trust Securities (the "AGM CPS Securities") agreements and the value of such estimated payments based upon the quoted price for such premium payments as of the reporting dates (see Note 17). Changes in fair value of the AGM CPS and AGC CCS securities are included in the consolidated statement of operations. The significant market inputs used are observable, therefore, the Company classified this fair value measurement as Level 2.

Financial Guaranty Credit Derivatives Accounted for as Derivatives

        The Company's credit derivatives consist primarily of insured CDS contracts, and also include NIM securitizations and interest rate swaps (see Note 8) most of which fall under derivative accounting guidance requiring fair value accounting through the statement of operations. The Company does not typically exit its credit derivative contracts, and there are no quoted prices for its instruments or for similar instruments. Observable inputs other than quoted market prices exist; however, these inputs reflect contracts that do not contain terms and conditions similar to the credit derivative contracts issued by the Company. Therefore, the valuation of credit derivative contracts requires the use of models that contain significant, unobservable inputs. The Company accordingly believes the credit derivative valuations are in Level 3 in the fair value hierarchy discussed above.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

9. Fair Value of Financial Instruments (Continued)

        Market conditions at March 31, 2010 were such that market prices of the Company's CDS contracts were not generally available. Where market prices were not available, the Company used proprietary valuation models that used both unobservable and observable market data inputs such as various market indices, credit spreads, the Company's own credit spread, and estimated contractual payments to estimate the portion of the fair value of its credit derivatives. These models are primarily developed internally based on market conventions for similar transactions.

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

        Valuation models include management estimates and current market information. Management is also required to make assumptions on how the fair value of credit derivative instruments is affected by current market conditions. Management considers factors such as current prices charged for similar agreements, performance of underlying assets, life of the instrument, and the nature and extent of activity in the financial guaranty credit derivative marketplace. The assumptions that management uses to determine its fair value may change in the future due to market conditions. Due to the inherent uncertainties of the assumptions used in the valuation models to determine the fair value of these credit derivative products, actual experience may differ from the estimates reflected in the Company's unaudited interim consolidated financial statements and the differences may be material.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

9. Fair Value of Financial Instruments (Continued)

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

9. Fair Value of Financial Instruments (Continued)

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

        In this example, the contractual cash flows (the Company premium received per annum above) exceed the amount a market participant would require the Company to pay in today's market to accept its obligations under the CDS contract, thus resulting in an asset. This credit derivative asset is equal to the difference in premium rate discounted at the corresponding LIBOR over the weighted average remaining life of the contract. The expected future cash flows for the Company's credit derivatives were

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

9. Fair Value of Financial Instruments (Continued)

discounted at rates ranging from 0.25% to 4.6% at March 31, 2010. The expected future cash flows for the Company's credit derivatives were discounted at rates ranging from 0.25% to 4.5% at December 31, 2009.

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

        A credit derivative asset on protection sold is the result of contractual cash flows on in-force deals in excess of what a hypothetical financial guarantor could receive if it sold protection on the same risk as of the current reporting date. If the Company were able to freely exchange these contracts (i.e., assuming its contracts did not contain proscriptions on transfer and there was a viable exchange market), it would be able to realize an asset representing the difference between the higher contractual premiums to which it is entitled and the current market premiums for a similar contract.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

9. Fair Value of Financial Instruments (Continued)

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

Information by Credit Spread Type

	As of March 31, 2010	As of December 31, 2009
Based on actual collateral specific spreads	5%	5%
Based on market indices	91%	90%
Provided by the CDS counterparty	4%	5%

Total	100%	100%

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

9. Fair Value of Financial Instruments (Continued)

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

  •
  At March 31, 2010 and December 31, 2009, the markets for the inputs to the model were highly illiquid, which impacts their reliability. However, the Company employs various procedures to corroborate the reasonableness of quotes received and calculated by the Company's internal valuation model, including comparing to other quotes received on similarly structured transactions, observed spreads on structured products with comparable underlying assets and, on a selective basis when possible, through second independent quotes on the same reference obligation.

  •
  Due to the non-standard terms under which the Company enters into derivative contracts, the fair value of its credit derivatives may not reflect the same prices observed in an actively traded market of credit derivatives that do not contain terms and conditions similar to those observed in the financial guaranty market.

        Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of March 31, 2010 and December 31, 2009 these contracts are classified as Level 3 in the fair value hierarchy since there is reliance on at least one unobservable input deemed significant to the valuation model, most significantly the Company's estimate of the value of the non-standard terms and conditions of its credit derivative contracts and of the Company's current credit standing.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

9. Fair Value of Financial Instruments (Continued)

Fair Value Option on Financial Guaranty VIE Assets and Liabilities

        The Company elected the Fair Value Option for financial guaranty VIE assets and liabilities upon adopting the new accounting guidance on accounting for VIEs (see Note 23).

        The Company's financial guaranty VIEs issued securities collateralized by HELOCs, first lien RMBS, Alt-A first and second lien RMBS, subprime automobile loans, and other loans and receivables. As the lowest level input that is significant to the fair value measurement of these securities in its entirety was a Level 3 input, we classified all such securities as Level 3 in the fair value hierarchy. The securities were priced with the assistance of an independent third-party using a discounted cash flow approach and the third-party's proprietary pricing models. The models to price the VIEs liabilities used, where appropriate, inputs such as estimated prepayment speeds; losses; recoveries; market values of the assets that collateralize the securities; estimated default rates (determined on the basis of an analysis of collateral attributes, historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); discount rates implied by market prices for similar securities; house price depreciation/appreciation rates based on macroeconomic forecasts and benefit from the Company's insurance policy guaranteeing the timely payment of principal and interest for the VIE tranches insured by the Company. Those VIE liabilities insured by the Company are considered to be with recourse, since the Company guarantees the payment of principal and interest regardless of the performance of the related VIE assets. Those VIE liabilities not insured by the Company are considered to be non-recourse, since the payment of principal and interest of these liabilities is wholly dependent on the performance of the VIE assets.

        The Company is not primarily liable for the debt obligations issued by the VIEs and would only be required to make payments on these debt obligations in the event that the issuer of such debt obligations defaults on any principal or interest due. The Company's creditors do not have any rights with regard to the assets of the VIEs.

        The Company determined the fair value of the VIE assets to using a similar methodology as described above with the exception that there was no benefit assigned to the value of the Company's financial guarantee since the Company does not guarantee the performance of the underlying assets of the VIE.

        Changes in fair value of the financial guaranty VIE assets and liabilities are included in the consolidated statement of operations. Interest income on VIE assets is recognized when received and recorded in "variable interest entities' revenues" in the consolidated statements of operations. Except for credit impairment, the unrealized fair value adjustments related to the consolidated VIEs will reverse to zero over the terms of these financial instruments.

        The total unpaid principal balance for the VIE assets that were over 90 days or more past due was approximately $258.0 million. The change in the instrument-specific credit risk of the VIE assets was a loss of approximately $49.8 million for the quarter ended March 31, 2010. The difference between the aggregate unpaid principal and aggregate fair value of the VIE liabilities was approximately $750.3 million at March 31, 2010.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

9. Fair Value of Financial Instruments (Continued)

Level 3 Instruments

        The table below presents a rollforward of the Company's financial instruments whose fair value included significant unobservable inputs (Level 3) during the three months ended March 31, 2010 and 2009. There were no significant transfers between Level 1 and Level 2 financial assets during the period.

Fair Value Level 3 Rollforward

				Three Months Ended March 31, 2010
				Total Pre-tax Realized/ Unrealized Gains/ (Losses)(1) Recorded in:						Change in Unrealized Gains/ (Losses) Related to Financial Instruments Held at March 31, 2010
	Fair Value at December 31, 2009	Adoption of New Accounting Guidance	Fair Value at January 1, 2010				Purchases, Issuances, Settlements, net	Transfers in and/or out of Level 3	Fair Value at March 31, 2010
				Net Income (Loss)		Other Comprehensive Income (Loss)
	(in thousands)
Investment portfolio	$203,914	$—	$203,914	$(160	)(2)	$(17,615)	$41,952	$73,893	$301,984	$(17,615)
Assets acquired in refinancing transactions	16	—	16	—		—	—	—	16	—
Financial guaranty VIE assets	—	1,925,286	1,925,286	4,188	(3)		(60,878)		1,868,596	63,997
Other assets	167	—	167	78	(4)	—	4,169	—	4,414	78
Credit derivative asset (liability), net(5)	(1,542,103)	—	(1,542,103)	278,801	(6)	—	(21,609)	—	(1,284,911)	257,848
Financial guaranty VIE liabilities with recourse	—	(2,110,852)	(2,110,852)	(9,625)	(3)	—	53,262	—	(2,067,215)	(58,537)
Financial guaranty VIE liabilities without recourse	—	(225,976)	(225,976)	(5,153)	(3)	—	25,405	—	(205,724)	(3,379)

Three Months Ended March 31, 2009
		Total Pre-tax Realized/ Unrealized Gains/ (Losses)(1) Recorded in:						Change in Unrealized Gains/ (Losses) Related to Financial Instruments Held at March 31, 2009
	Fair Value at December 31, 2008				Purchases, Issuances, Settlements, net	Transfers in and/or out of Level 3	Fair Value at March 31, 2009
		Net Income (Loss)		Other Comprehensive Income (Loss)
(in thousands)
Credit derivative asset (liability), net(5)	$(586,807)	$47,561	(6)	$—	$(17,724)	$—	$(556,970)	$27,182

(1)
Realized and unrealized gains (losses) from changes in values of Level 3 financial instruments represent gains (losses) from changes in values of those financial instruments only for the periods in which the instruments were classified as Level 3.

(2)
Included in net realized investment gains (losses).

(3)
Included in financial guaranty variable interest entities revenues or expenses.

(4)
Recorded in other income.

(5)
Represents net position of credit derivatives. The consolidated balance sheet presents gross assets and liabilities based on net counterparty exposure.

(6)
Reported in net change in fair value of credit derivatives.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

9. Fair Value of Financial Instruments (Continued)

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

Long-Term Debt and Notes Payable

        The Company's long-term debt is valued by broker-dealers using third party independent pricing sources and standard market conventions. The market conventions utilize market quotations, market transactions in comparable instruments, and various relationships between instruments, such as yield to maturity.

        The fair value of the notes payable was determined by calculating the present value of the expected cash flows.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

10. Investment Portfolio

Investment Portfolio

        The following tables summarize the Company's aggregate investment portfolio:

Investment Portfolio by Security Type

	As of March 31, 2010
Investments Category	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI on Securities with OTTI(2)	Weighted Average Credit Quality
	(dollars in thousands)
Fixed maturity securities:
U.S. government and agencies	10%	$1,019,411	$30,308	$(1,015)	$1,048,704	$—	AAA
Obligations of state and political subdivisions	45	4,663,030	155,895	(4,727)	4,814,198		AA
Corporate securities	6	628,497	15,064	(980)	642,581	29	AA-
Mortgage-backed securities(3):
Residential mortgage-backed securities	14	1,460,513	41,097	(35,003)	1,466,607	8,987	AA
Commercial mortgage-backed securities	2	240,360	7,720	(480)	247,600	297	AA+
Asset-backed securities	5	505,770	2,729	(6,661)	501,838	—	BIG
Foreign government securities	4	348,278	4,000	(16,576)	335,702	—	AA+

Total fixed maturity securities	86	8,865,859	256,813	(65,442)	9,057,230	9,313	AA
Short-term investments	14	1,422,018	—	(597)	1,421,421	—	AAA

Total investment portfolio	100%	$10,287,877	$256,813	$(66,039)	$10,478,651	$9,313	AA

	As of December 31, 2009
Investments Category	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI on Securities with OTTI(2)	Weighted Average Credit Quality
	(dollars in thousands)
Fixed maturity securities:
U.S. government and agencies	9%	$1,014,254	$26,048	$(2,755)	$1,037,547	$—	AAA
Obligations of state and political subdivisions	46	4,881,542	164,700	(6,772)	5,039,470	—	AA
Corporate securities	6	617,117	12,854	(4,362)	625,609	—	AA-
Mortgage-backed securities(3):
Residential mortgage-backed securities	14	1,449,443	39,489	(24,328)	1,464,604	9,804	AA+
Commercial mortgage-backed securities	2	229,841	3,431	(6,101)	227,171	2,418	AA+
Asset-backed securities	4	395,255	1,495	(7,869)	388,881	—	BIG
Foreign government securities	3	356,457	3,570	(3,409)	356,618	—	AA+

Total fixed maturity securities	84	8,943,909	251,587	(55,596)	9,139,900	12,222	AA
Short-term investments	16	1,668,185	649	(555)	1,668,279	—	AAA

Total investment portfolio	100%	$10,612,094	$252,236	$(56,151)	$10,808,179	$12,222	AA

(1)
Based on amortized cost.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

10. Investment Portfolio (Continued)

(2)
Accumulated other comprehensive income ("AOCI").

(3)
As of March 31, 2010 and December 31, 2009, respectively, approximately 76% and 80% of the Company's total mortgage backed securities were government agency obligations.

        Ratings in the table above represent the lower of the Moody's and S&P classifications. The Company's portfolio is comprised primarily of high-quality, liquid instruments. The Company continues to receive sufficient information to value its investments and has not had to modify its valuation approach due to the current market conditions.

        The amortized cost and estimated fair value of available-for-sale fixed maturity securities by contractual maturity as of March 31, 2010 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Fixed-Maturity Securities in the Investment Portfolio
by Contractual Maturity

	As of March 31, 2010
	Amortized Cost	Estimated Fair Value
	(in thousands)
Due within one year	$56,372	$57,662
Due after one year through five years	1,889,853	1,905,531
Due after five years through ten years	1,728,156	1,768,470
Due after ten years	3,490,605	3,611,360
Mortgage-backed securities:
Residential mortgage-backed securities	1,460,513	1,466,607
Commercial mortgage-backed securities	240,360	247,600

Total	$8,865,859	$9,057,230

        Proceeds from the sale of available-for-sale fixed maturity securities were $187.8 million and $274.3 million for the three months ended March 31, 2010 and 2009, respectively.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

10. Investment Portfolio (Continued)

Net Investment Income

	Three Months Ended March 31,
	2010	2009
	(in millions)
Income from fixed maturity securities	$87,140	$43,479
Income from short-term investments	(368)	1,075

Gross investment income	86,772	44,554
Investment expenses	(2,470)	(953)

Net investment income(1)	$84,302	$43,601

(1)
2010 amounts include $17.6 million of amortization of premium, which is mainly comprised of amortization of premium on the acquired AGMH investment portfolio.

        Under agreements with its cedants and in accordance with statutory requirements, the Company maintains fixed maturity securities in trust accounts of $344.3 million and $345.7 million as of March 31, 2010 and December 31, 2009, respectively, for the benefit of reinsured companies and for the protection of policyholders, generally in states in which the Company or its subsidiaries, as applicable, are not licensed or accredited.

        Under certain derivative contracts, the Company is required to post eligible securities as collateral, generally cash or U.S. government or agency securities. The need to post collateral under these transactions is generally based on mark-to-market valuation in excess of contractual thresholds. The fair market value of the Company's pledged securities totaled $649.3 million and $649.6 million as of March 31, 2010 and December 31, 2009 respectively.

        The Company is not exposed to significant concentrations of credit risk within its investment portfolio.

        No material investments of the Company were non-income producing for the three months ended March 31, 2010 and 2009, respectively.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

10. Investment Portfolio (Continued)

Other-Than Temporary Impairment

        The following tables present the roll-forward of the credit loss component of the amortized cost of fixed maturity securities for which the Company has recognized OTTI and where the portion of the fair value adjustment related to other factors was recognized in other comprehensive income ("OCI").

Rollfoward of Credit Losses in the Investment Portfolio

Three Months Ended March 31, 2010
(in thousands)
Balance, beginning of period	$19,948
Additions for credit losses on securities for which an OTTI was previously recognized	86

Balance, end of period	$20,034

        As of March 31, 2010, amounts, net of tax, in accumulated OCI included an unrealized loss of $8.1 million for securities for which the Company had recognized OTTI and an unrealized gain of $150.5 million for securities for which the Company had not recognized OTTI. As of December 31, 2009, amounts, net of tax, in accumulated OCI included an unrealized loss of $11.4 million for securities for which the Company had recognized OTTI and an unrealized gain of $160.6 million for securities for which the Company had not recognized OTTI.

        The following tables summarize, for all securities in an unrealized loss position as of March 31, 2010 and December 31, 2009 and, the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

10. Investment Portfolio (Continued)

Gross Unrealized Loss by Length of Time

	As of March 31, 2010
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(dollars in millions)
U.S. government and agencies	$163.8	$(1.0)	$—	$—	$163.8	$(1.0)
Obligations of state and political subdivisions	381.3	(2.9)	43.0	(1.8)	424.3	(4.7)
Corporate securities	137.6	(0.7)	4.1	(0.3)	141.7	(1.0)
Mortgage-backed securities:
Residential mortgage-backed securities	400.6	(32.3)	18.5	(2.7)	419.1	(35.0)
Commercial mortgage-backed securities	21.2	(0.3)	7.7	(0.2)	28.9	(0.5)
Asset-backed securities	30.0	(6.6)	1.9	(0.1)	31.9	(6.7)
Foreign government securities	263.2	(16.5)	—	—	263.2	(16.5)

Total	$1,397.7	$(60.3)	$75.2	$(5.1)	$1,472.9	$(65.4)

Number of securities		199		20		219

Number of securities with OTTI		12		1		13

	As of December 31, 2009
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(dollars in millions)
U.S. government and agencies	$292.5	$(2.7)	$—	$—	$292.5	$(2.7)
Obligations of state and political subdivisions	407.4	(4.1)	56.9	(2.7)	464.3	(6.8)
Corporate securities	287.0	(3.9)	8.2	(0.5)	295.2	(4.4)
Mortgage-backed securities:
Residential mortgage-backed securities	361.4	(21.6)	20.5	(2.7)	381.9	(24.3)
Commercial mortgage-backed securities	49.5	(2.4)	56.4	(3.7)	105.9	(6.1)
Asset-backed securities	126.1	(7.8)	2.0	(0.1)	128.1	(7.9)
Foreign government securities	270.4	(3.4)	—	—	270.4	(3.4)

Total	$1,794.3	$(45.9)	$144.0	$(9.7)	$1,938.3	$(55.6)

Number of securities		259		33		292

Number of securities with OTTI		13		2		15

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

10. Investment Portfolio (Continued)

        Of the securities in an unrealized loss position for 12 months or more as of March 31, 2010, one security had an unrealized loss greater than 10% of book value. The total unrealized loss for this security as of March 31, 2010 was $2.2 million.

Net Realized Investment Gains (Losses)

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Realized gains on investment portfolio	$12,618	$9,268
Realized losses on investment portfolio	(662)	(7,932)
OTTI	(456)	(18,446)

Net realized investment (losses) gains on investment portfolio	11,500	(17,110)
Assets acquired in refinancing transactions	(2,087)	—

Net realized investment (losses) gains on investment portfolio and assets acquired in refinancing transactions	$9,413	$(17,110)

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

        In conjunction with the AGMH Acquisition on July 1, 2009, AGMH has joined the consolidated federal tax group of AGUS, AGC, and AG Financial Products Inc. ("AGFP"). For the periods beginning on July 1, 2009 and forward AGMH will file a consolidated federal income tax return with AGUS, AGC, and AGFP ("AGUS consolidated tax group"). In addition a new tax sharing agreement was entered into effective July 1, 2009 whereby each company in the AGUS consolidated tax group will pay or receive its proportionate share of taxable expense or benefit as if it filed on a separate return basis. Assured Guaranty Overseas US Holdings Inc. ("AGOUS") and its subsidiaries AGRO, Assured Guaranty Mortgage Insurance Company and AG Intermediary Inc., have historically filed a consolidated federal income tax return. AGRO, a Bermuda domiciled company, have elected under Section 953(d) of the Internal Revenue Code to be taxed as a U.S. domestic corporation. Each such company, as a member of its respective consolidated tax return group, has paid its proportionate share of the consolidated federal tax burden for its group as if each company filed on a separate return basis with current period credit for net losses.

        The effective rate for First Quarter 2010 and First Quarter 2009 was 26.3% and 14.6%, respectively. The change in the effective tax rate from year to year is primarily due to changes in the proportion of pre-tax income earned in different tax jurisdictions at varying statutory rates.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

11. Income Taxes (Continued)

        A reconciliation of the difference between the provision for income taxes and the expected tax provision at statutory rates in taxable jurisdictions is presented below:

Effective Tax Rate Reconciliation

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Expected tax provision at statutory rates in taxable jurisdictions	$127,671	$15,444
Tax-exempt interest	(14,151)	(4,213)
Valuation allowance	—	3,386
Change in FIN 48 liability	517	—
Other	908	(9)

Total provision (benefit) for income taxes	$114,945	$14,608

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

        The U.S. Internal Revenue Service ("IRS") has completed audits of all of the Company's U.S. subsidiaries' federal income tax returns for taxable years through 2001 except for AGMH, which has been audited through 2006. In September 2007, the IRS completed its audit of tax years 2002 through 2004 for AGOUS, which includes Assured Guaranty Overseas US Holdings Inc., AGRO, AGMIC and AG Intermediary Inc. As a result of the audit there were no significant findings and no cash settlements with the IRS. In addition AGUS is under IRS audit for tax years 2002 through the date of the IPO as part of an audit of ACE Limited ("ACE"), which had been the parent company of certain subsidiaries of the Company prior to the IPO. AGUS includes Assured Guaranty US Holdings Inc., AGC and AG Financial Products and were part of the consolidated tax return of a subsidiary of ACE, for years prior to the IPO as part of the audit for ACE. The Company is indemnified by ACE for any potential tax liability associated with the tax examination of AGUS as it relates to years prior to the IPO. AGUS is currently under audit by the IRS for the 2006 through 2008 tax years.

Tax Treatment of CDS

        The Company treats the guaranty it provides on CDS as insurance contracts for tax purposes and as such a taxable loss does not occur until the Company expects to make a loss payment to the buyer of credit protection based upon the occurrence of one or more specified credit events with respect to the contractually referenced obligation or entity. The Company holds its CDS to maturity, at which time any unrealized mark to market loss in excess of credit- related losses would revert to zero.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

11. Income Taxes (Continued)

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

Valuation Allowance

        As of March 31, 2010 and December 31, 2009, net deferred tax assets, net of valuation allowance of $7.0 million for each period presented, were $1,132.1 million and $1,158.2 million, respectively. The March 31, 2010 deferred tax asset of $1,132.1 million consists primarily of $701.7 million in unearned premium reserves and $139.0 million in mark to market adjustments for CDS, offset by net liabilities. The December 31, 2009 deferred tax asset of $1,158.2 million consisted primarily of $883.5 million in unearned premium reserves and $336.9 million in mark to market adjustment for CDS, offset by net deferred tax liabilities.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

11. Income Taxes (Continued)

  •
  Assuming a hypothetical loss was triggered for the amount of deferred tax asset, there would be enough taxable income in the future to offset it as follows:

  (a)
  The amortization of the tax-basis unearned premium reserve of $2.9 billion as of March 31, 2010 as well as the collection of future installment premiums on contracts already written, the Company believes, will result in significant taxable income in the future.

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

        After examining all of the available positive and negative evidence, the Company believes that no additional valuation allowance is necessary in connection with this deferred tax asset. The Company will continue to analyze the need for a valuation allowance on a quarter-to-quarter basis.

        As of March 31, 2010, the Company expects net operating loss carry forward ("NOL") of $231.1 million, which expires in 2029, and alternative minimum tax ("AMT") credits of $27.2 million, which never expire, from its AGMH Acquisition. These amounts are calculated based on projections of taxable losses expected to be filed by Dexia for the period ended June 30, 2009. Section 382 of the Internal Revenue Code limits the amounts of NOL and AMT credits the Company may utilize each year. Management believes sufficient future taxable income exists to realize the full benefit of these NOL and AMT amounts.

        As of March 31, 2010 and December 31, 2009, AGRO had a standalone NOL of $49.9 million, which is available to offset its future U.S. taxable income. The Company has $29.2 million of this NOL available through 2017 and $20.7 million available through 2023. AGRO's stand alone NOL is not permitted to offset the income of any other members of AGRO's consolidated group. Under applicable accounting standards, the Company is required to establish a valuation allowance for NOLs that the Company believes are more likely than not to expire before being utilized. Management has assessed the likelihood of realization of all of its deferred tax assets. Based on this analysis, management believes it is more likely than not that $20.0 million of AGRO's $49.9 million NOL will not be utilized before it expires and has established a $7.0 million valuation allowance related to the NOL deferred tax asset. Management believes that all other deferred income taxes are more-likely-than-not to be realized. The valuation allowance is subject to considerable judgment, is reviewed quarterly and will be adjusted to the extent actual taxable income differs from estimates of future taxable income that may be used to realize NOLs or capital losses.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

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

        With respect to a significant portion of the Company's in-force financial guaranty reinsurance business, due to the downgrade of AG Re to A1, subject to the terms of each reinsurance agreement, the ceding company may have the right to recapture business ceded to AG Re and assets representing substantially all of the statutory unearned premium and loss reserves (if any) associated with that business. As of March 31, 2010, the statutory unearned premium, which represents deferred revenue to the Company, subject to recapture was approximately $152.1 million. If this entire amount were recaptured, it would result in a corresponding one-time reduction to net income of approximately $16.7 million.

        Direct, assumed, and ceded premium and loss and LAE amounts for three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended March 31,
	2010	2009(1)
	(in thousands)
Premiums Written:
Direct	$93,804	$140,080
Assumed	(1,715)	94,678
Ceded(2)	51,602	38

Net	$143,691	$234,796

Premiums Earned:
Direct	$331,571	$106,463
Assumed	19,025	46,928
Ceded	(31,036)	(4,945)

Net	$319,560	$148,446

Loss and LAE:
Direct	$163,306	$15,066
Assumed	28,145	67,228
Ceded	(60,950)	(2,540)

Net	$130,501	$79,754

(1)
Amounts assumed by AG Re and AGC from AGMH in periods prior to the AGMH Acquisition are included in the assumed premiums written, premiums earned and loss and LAE amounts above reflecting the separate organizational structures in effect at the time.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

12. Reinsurance (Continued)

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

Ceded Par Outstanding by Reinsurer and Ratings

	Ratings at April 30, 2010
				Ceded Par Outstanding as a % of Total
Reinsurer	Moody's Reinsurer Rating	S&P Reinsurer Rating	Ceded Par Outstanding(4)
	(dollars in millions)
Radian Asset Assurance Inc. ("Radian")	Ba1	BB-	$23,452	30.7%
Tokio Marine and Nichido Fire Insurance Co., Ltd. ("Tokio")	Aa2(1)	AA(1)	21,113	27.7
RAM Reinsurance Co. Ltd. ("RAM Re")	WR(2)	WR(2)	14,221	18.6
R.V.I. Guaranty Co., Ltd.	WR(2)	BBB	4,132	5.4
Syncora Guarantee Inc. ("Syncora")	Ca	R(3)	4,127	5.4
Swiss Reinsurance Company ("Swiss Re")	A1	A+	3,985	5.2
Mitsui Sumitomo Insurance Co. Ltd.	Aa3	AA-	2,508	3.3
Other	Various	Various	2,733	3.7

Total			$76,271	100.0%

(1)
The Company has structural collateral agreements satisfying the triple-A credit requirement of S&P and/or Moody's.

(2)
Represents "Withdrawn Rating."

(3)
Represents "Regulatory Action. Placed under an order of rehabilitation and liquidation."

(4)
Includes $11,787 million in ceded par outstanding related to insured credit derivatives.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

12. Reinsurance (Continued)

Ceded Par Outstanding by Reinsurer and Credit Rating
As of March 31, 2010

	Credit Rating
Reinsurer	Super Senior	AAA	AA	A	BBB	BIG	Total
	(dollars in millions)
Radian	$235	$1,075	$10,467	$8,599	$2,807	$269	$23,452
Tokio	640	1,868	6,772	7,539	3,512	782	21,113
RAM Re	492	2,291	5,068	3,900	1,991	479	14,221
R.V.I. Guaranty Co., Ltd.	3,227	674	—	231	—	—	4,132
Syncora	—	—	407	761	2,938	21	4,127
Swiss Re	—	26	1,697	1,198	995	69	3,985
Mitsui Sumitomo Insurance Co. Ltd.	14	151	894	987	410	52	2,508
Other	—	1	1,051	1,458	150	73	2,733

Total	$4,608	$6,086	$26,356	$24,673	$12,803	$1,745	$76,271

        In accordance with statutory accounting requirements and U.S. insurance laws and regulations, in order for the Company to receive credit for liabilities ceded to reinsurers domiciled outside of the U.S., such reinsurers must secure their liabilities to the Company. Except for R.V.I. Guaranty Co., Ltd., which does not secure its ceded contingency reserves, all of the unauthorized reinsurers in the table above post collateral for the benefit of the Company in an amount at least equal to the sum of their ceded unearned premiums reserve, loss reserves and contingency reserves calculated on a statutory basis of accounting. In the case of CIFG Assurance North America Inc. ("CIFG"), included in "Other," and Radian, which are authorized reinsurers and, therefore, are not required to post security, their collateral equals or exceeds their ceded statutory loss reserves. Collateral may be in the form of letters of credit or trust accounts. The total collateral posted by all non-affiliated reinsurers as of March 31, 2010 exceeds $1.17 billion.

        Reinsurance recoverable on unpaid losses and LAE as of March 31, 2010 and December 31, 2009 were $17.8 million and $14.1 million, respectively. In the event that any or all of the reinsurers are unable to meet their obligations, the Company would be liable for such defaulted amounts.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

12. Reinsurance (Continued)

Agreements with Ambac Assurance Corporation

        In October 2009, AGM and AGE and Ambac Assurance Corporation ("Ambac") re-assumed the mutual business ceded between Ambac, on the one hand, and AGM and AGE, on the other. AGM and AGE re-assumed approximately $1 billion of par outstanding from Ambac, and Ambac re-assumed approximately $900 million of outstanding par from AGM and AGE. As compensation for the re-assumptions, Ambac transferred to AGM and AGE AGM-insured bonds with a then outstanding par value of $17.4 million and a then estimated market value of $6.6 million, not taking into account the AGM insurance, and AGM transferred to Ambac Ambac-insured bonds with a then outstanding par value of $8.5 million and a then estimated market value of $1 million, not taking into account the Ambac insurance.

Tokio Marine Agreement

        On December 24, 2009, AGM and Tokio entered into a Commitment and Understanding whereby AGM re-assumed during the first quarter 2010 a portfolio of public finance exposures ceded to Tokio and the parties agree to consider a re-assumption during the second quarter 2010 of a second portfolio of public finance exposures. The two portfolios consist in total of approximately $16.2 billion principal amount outstanding as of September 30, 2009. The total re-assumption and commutation amount to be paid by Tokio to AGM if a portfolio is re-assumed in full shall be the statutory unearned premium as of the end of the month prior to the date of the re-assumption (net of ceding commission) plus an additional commutation premium plus any statutory case-basis loss and loss adjustment reserves with respect to the re-assumed business outstanding as of effective date of the re-assumption and commutation. Until a re-assumption and commutation becomes effective under a commutation, re-assumption and release agreement, Tokio shall remain on risk and liable to AGM for all Policy Payments (as defined in the applicable reinsurance agreements), and AGM shall remain liable to Tokio for all premiums, with respect to the cessions to be re-assumed under the respective commutation, re-assumption and release agreement.

        Effective as of February 1, 2010, AGM and Tokio entered into a Commutation, Reassumption and Release Agreement for the first portfolio, which consisted of approximately $7.8 billion principal amount outstanding as of January 31, 2010 and represented approximately one-half of the total exposures identified in the Commitment and Understanding. Tokio paid AGM the statutory unearned premium outstanding as of January 31, 2010 plus a commutation premium.

Swiss Re Agreement

        Effective as of April 1, 2010, AGM and Swiss Re entered into a Commutation, Reassumption and Release Agreement with respect to $992 million principal amount outstanding as of March 31, 2010 of public finance exposures. Swiss Re paid AGM the statutory unearned premium outstanding as of March 31, 2010 plus a commutation premium.

13. Dividends and Capital Requirements

        Each operating company's ability to pay dividends depends, among other things, upon their financial condition, results of operations, cash requirements and compliance with rating agency

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

13. Dividends and Capital Requirements (Continued)

requirements, and is also subject to restrictions contained in the insurance laws and related regulations of their state of domicile and other states.

        AGC is a Maryland domiciled insurance company. Under Maryland's 1993 revised insurance law, AGC may pay dividends out of earned surplus in any twelve-month period in an aggregate amount exceeding the lesser of (a) 10% of surplus to policyholders or (b) net investment income at the preceding December 31 (including net investment income which has not already been paid out as dividends for the three calendar years prior to the preceding calendar year) without prior approval of the Maryland Commissioner of Insurance. As of March 31, 2010, the amount available for distribution from the Company during 2010 with notice to, but without prior approval of, the Maryland Commissioner of Insurance under the Maryland insurance law is approximately $108.0 million. During the three months ended March 31, 2010, AGC declared and paid $15.0 million in dividends to AGUS. AGC did not declare or pay dividends during three months ended March 31, 2009. Under Maryland insurance regulations, AGC is required at all times to maintain a minimum surplus of $750,000.

        AGM is a New York domiciled insurance company and a subsidiary of the Company. Under the insurance laws of the State of New York (the "New York Insurance Law") and related requirements, AGM may pay dividends out of earned surplus, provided that, together with all dividends declared or distributed by AGM during the preceding 12 months, the dividends do not exceed the lesser of (a) 10% of policyholders' surplus as of its last statement filed with the Superintendent of Insurance of the State of New York (the "New York Superintendent") or (b) adjusted net investment income (net investment income at the preceding December 31 plus net investment income which has not already been paid out as dividends for the three calendar years prior to the preceding calendar year) during this period. Based on AGM's statutory statements for the three months ended March 31, 2010, the maximum amount available for payment of dividends by AGM without regulatory approval over the 12 months following March 31, 2010 was approximately $81.0 million. Furthermore, in connection with the AGMH Acquisition, the Company has committed to the New York Insurance Department that AGM will not pay any dividends for a period of two years from the Acquisition Date without the written approval of the New York Insurance Department. Under New York insurance regulations, AGM is required at all times to maintain a minimum surplus of $66.5 million.

        AG Re's and AGRO's dividend distribution are governed by Bermuda law. Under Bermuda law, dividends may only be paid if there are reasonable grounds for believing that the Company is, or would after the payment be, able to pay its liabilities as they become due and if the realizable value of its assets would thereby not be less than the aggregate of its liabilities and issued share capital and share premium accounts. Distributions to shareholders may also be paid out of statutory capital, but are subject to a 15% limitation without prior approval of the Bermuda Monetary Authority. Dividends are limited by requirements that the subject company must at all times (i) maintain the minimum solvency margin required under the Insurance Act of 1978 and (ii) have relevant assets in an amount at least equal to 75% of relevant liabilities, both as defined under the Insurance Act of 1978. AG Re, as a Class 3B insurer, is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the Authority an affidavit stating that it will continue to meet the required margins. The amount available at AG Re to pay dividends in 2010 in compliance with Bermuda law is $1,084.8 million. However, any distribution

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

13. Dividends and Capital Requirements (Continued)

which results in a reduction of 15% of more of AG Re's total statutory capital, as set out in its previous year's financial statements, would require the prior approval of the Bermuda Monetary Authority. During First Quarter 2009, AG Re declared $12.9 million and paid $16.6 million to its parent, AGL. AG Re did not declare or pay any dividends during First Quarter 2010.

14. Related Party Transactions

        Each of ACE and Dexia had previously been related parties of the Company.

        ACE had been the parent company of certain of the Company's subsidiaries prior to the IPO in 2004 and received approximately 26.0 million AGL common shares in connection with the IPO transactions. During 2009, as a result of AGL's equity offerings in June and December, AGL's issuance of common shares to Dexia for the AGMH Acquisition and sale by ACE of some of its AGL common shares, ACE's ownership of AGL was significantly reduced such that, as of January 31, 2010, it owned approximately 3.1% of AGL's outstanding common shares.

        Dexia received approximately 22.3 million AGL common shares as part of the purchase price for the AGMH Acquisition. On March 16, 2010, Dexia sold all of such AGL common shares in a secondary public offering.

        As a result of these transactions, ACE and Dexia are not considered related parties of the Company as of March 31, 2010.

15. Commitments and Contingencies

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

15. Commitments and Contingencies (Continued)

Proceedings Related to AGMH's Former Financial Products Business

        The following is a description of legal proceedings involving AGMH's former Financial Products Business. Although the Company did not acquire AGMH's former Financial Products Business, which included AGMH's former GICs business, MTN business and portions of the leveraged lease businesses, certain legal proceedings relating to those businesses are against entities which the Company did acquire. While Dexia SA and DCL, jointly and severally, have agreed to indemnify the Company against liability arising out of the proceedings described below in this "—Proceedings Related to AGMH's Former Financial Products Business" section, such indemnification might not be sufficient to fully hold the Company harmless against any injunctive relief or criminal sanction that is imposed against AGMH or its subsidiaries.

  Governmental Investigations into Former Financial Products Business

        AGMH and AGM have received subpoenas duces tecum and interrogatories or civil investigative demands from the Attorney General of the States of Connecticut, Florida, Illinois, Missouri, New York, Texas and West Virginia relating to their investigations of alleged bid rigging of municipal GICs. AGMH is responding to such requests. AGMH may receive additional inquiries from these or other regulators and expects to provide additional information to such regulators regarding their inquiries in the future. In addition,

  •
  AGMH received a subpoena from the Antitrust Division of the Department of Justice in November 2006 issued in connection with an ongoing criminal investigation of bid rigging of awards of municipal GICs and other municipal derivatives;

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

Pursuant to the subpoenas, AGMH has furnished to the Department of Justice and SEC records and other information with respect to AGMH's municipal GIC business. The ultimate loss that may arise from these investigations remains uncertain.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

15. Commitments and Contingencies (Continued)

        Five of these cases named both AGMH and AGM: (a) Hinds County, Mississippi v. Wachovia Bank, N.A. (filed on or about March 13, 2008); (b) Fairfax County, Virginia v. Wachovia Bank, N.A. (filed on or about March 12, 2008); (c) Central Bucks School District, Pennsylvania v. Wachovia Bank N.A. (filed on or about June 4, 2008); (d) Mayor & City Council of Baltimore, Maryland v. Wachovia Bank N.A. (filed on or about July 3, 2008); and (e) Washington County, Tennessee v. Wachovia Bank N.A. (filed on or about July 14, 2008). In April 2009, the MDL 1950 court granted the defendants' motion to dismiss on the federal claims, but granted leave for the plaintiffs to file a second amended complaint. On June 18, 2009, interim lead plaintiffs' counsel filed a Second Consolidated Amended Class Action Complaint. The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys' fees and other costs. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits; although the Second Consolidated Amended Class Action Complaint currently describes some of AGMH's and AGM's activities, it does not name those entities as defendants. On March 25, 2010, the MDL 1950 court denied the named defendants' motions to dismiss the Second Consolidated Amended Class Action Complaint.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

15. Commitments and Contingencies (Continued)

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

        In late 2009 the same California plaintiffs' counsel named AGM as well as AGUS in six additional non-class action cases filed in federal court, which also have been coordinated and consolidated for pretrial proceedings with MDL 1950: (f) City of Riverside v. Bank of America, N.A. (filed on or about November 12, 2009 in the C.D. Cal., Case No. 2:09-cv-8284, transferred to S.D.N.Y. as Case No. 1:09-cv-10102); (g) Sacramento Municipal Utility District v. Bank of America, N.A. (filed on or about November 12, 2009 in the U.S. District Court for the Eastern District of California ("E.D. Cal."), Case No. 2:09-cv-3133, transferred to S.D.N.Y. as Case No. 1:09-cv-10103; (h) Los Angeles World Airports v. Bank of America, N.A. (filed on or about December 10, 2009 in C.D. Cal., Case No. 2:09-cv-9069, transferred to S.D.N.Y. as Case No. 1:10-cv-627; (i) Redevelopment Agency of the City of Stockton v. Bank of America, N.A. (filed on or about December 10, 2009 in E.D. Cal., Case No. 2:09-cv-3437, transferred to S.D.N.Y. as Case No. 1:10-cv-630; (j) Sacramento Suburban Water District v. Bank of America, N.A. (filed on or about December 10, 2009 in E.D. Cal., Case No. 2:09-cv-3433, transferred to S.D.N.Y. as Case No. 1:10-cv-629; and (k) County of Tulare v. Bank of America, N.A. (filed on or about December 10, 2009 in E.D. Cal., Case No. 1:09-cv-02155, transferred to S.D.N.Y. as Case No. 1:10-cv-628.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

15. Commitments and Contingencies (Continued)

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

        In August 2008 a number of financial institutions and other parties, including AGM, were named as defendants in a civil action brought in the circuit court of Jefferson County, Alabama relating to the County's problems meeting its debt obligations on its $3.2 billion sewer debt: Charles E. Wilson vs. JPMorgan Chase & Co et al (filed on or about August 8, 2008 in the Circuit Court of Jefferson County, Alabama), Case No. 01-CV-2008-901907.00, a putative class action. The action was brought on behalf of rate payers, tax payers and citizens residing in Jefferson County, and alleges conspiracy and fraud in connection with the issuance of the County's debt. The complaint in this lawsuit seeks unspecified monetary damages, interest, attorneys' fees and other costs. At a hearing on March 1, 2010, the court on its own motion struck all of the plaintiffs' complaints with leave to amend. The court instructed plaintiffs to file one consolidated complaint on May 7, 2010. On May 6, 2010, plaintiffs requested and received an extension until May 28, 2010 to file the consolidated complaint. The Company cannot reasonably estimate the possible loss or range of loss that may arise from this lawsuit.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

15. Commitments and Contingencies (Continued)

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

Summary of Relationships With Monolines

	As of March 31, 2010
	Insured Portfolios
	Assumed Par Outstanding	Second-to-Pay Insured Par Outstanding	Ceded Par Outstanding	Investment Portfolio
	(in millions)
Radian	$—	$85	$23,452	$1.5
RAM Re	24	—	14,221	—
Syncora	947	2,904	4,127	15.8
ACA Financial Guaranty Corporation	2	19	971	—
Financial Guaranty Insurance Company ("FGIC")	3,895	3,627	256	21.9
MBIA Insurance Corporation ("MBIA")	13,972	12,487	211	1,036.1
Ambac	29,653	8,784	110	759.8
CIFG	12,734	265	73	22.3
Multiple owner	1,754	2,829	—	—

Total	$62,981	$31,000	$43,421	$1,857.4

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

16. Summary of Relationships with Monolines (Continued)

        Second-to-pay insured par outstanding represents transactions the Company has insured on a second-to-pay basis that were previously insured by other monolines. The Company underwrites such transactions based on the underlying insured obligation without regard to the primary insurer.

        Ceded par outstanding represents the portion of insured risk ceded to other reinsurers. Under these relationships, the Company cedes a portion of its insured risk in exchange for a premium paid to the reinsurer. The Company remains primarily liable for all risks it directly underwrites and is required to pay all gross claims. It then seeks reimbursement from the reinsurer for its proportionate share of claims. The Company may be exposed to risk for this exposure if were required to pay the gross claims and not be able to collect ceded claims from an assuming company experiencing financial distress. A number of the financial guaranty insurers to which the Company has ceded par has experienced financial distress and been downgraded by the rating agencies as a result. In addition, state insurance regulators have intervened with respect to some of these insurers. For example, Syncora was ordered by the New York Insurance Department in April 2009 to suspend payment of claims and undertake a comprehensive restructuring to remediate its policyholders' surplus deficit and restore its minimum surplus to policyholders. On April 12, 2010, Syncora announced that although it had closed the outstanding transaction that formed part of the restructuring, it was still prohibited by the New York Insurance Department from paying claims because it is currently faced with significant short-term liquidity and surplus issues. More recently, Ambac announced that at the request of the Office of the Commissioner of Insurance of the State of Wisconsin, it had established a segregated account for certain of its liabilities related to credit derivatives, RMBS and other structured finance and public finance transactions and that in conjunction therewith, the Office of the Commissioner of Insurance of the State of Wisconsin has commenced rehabilitation proceedings with respect to liabilities contained in the segregated account in order to facilitate an orderly run-off and/or settlement of those liabilities. In accordance with statutory accounting requirements and U.S. insurance laws and regulations, in order for the Company to receive credit for liabilities ceded to reinsurers domiciled outside of the U.S., such reinsurers must secure their liabilities to the Company. Most of the unauthorized reinsurers in the table above post collateral for the benefit of the Company in an amount at least equal to the sum of their ceded unearned premiums reserve, loss reserves and contingency reserves calculated on a statutory basis of accounting. In the case of CIFG, included in "Other," and Radian, which are authorized reinsurers and, therefore, are not required to post security, their collateral equals or exceeds their ceded statutory loss reserves. Collateral may be in the form of letters of credit or trust accounts. The total collateral posted by all non-affiliated reinsurers as of March 31, 2010 exceeds $1.17 billion.

        Securities within the investment portfolio that are wrapped by monolines may decline in value based on the rating of the monoline.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

16. Summary of Relationships with Monolines (Continued)

        The table below presents the insured par outstanding categorized by rating as of March 31, 2010:

Insured Par Outstanding
As of March 31, 2010(1)

	Public Finance					Structured Finance
	AAA	AA	A	BBB	BIG	AAA	AA	A	BBB	BIG	Total
	(in millions)
Radian	$—	$—	$14	$49	$20	$2	$—	$—	$—	$—	$85
Syncora	—	—	448	964	—	312	347	125	329	379	2,904
ACA Financial Guaranty Corporation	—	13	—	3	3	—	—	—	—	—	19
FGIC	—	171	1,172	879	—	911	200	178	28	88	3,627
MBIA	77	3,147	5,468	1,522	30	—	1,524	42	672	5	12,487
Ambac	18	2,641	3,155	1,220	252	352	63	318	345	420	8,784
CIFG	—	11	69	140	45	—	—	—	—	—	265
Multiple owner	864	2	1,963	—	—	—	—	—	—	—	2,829

Total	$959	$5,985	$12,289	$4,777	$350	$1,577	$2,134	$663	$1,374	$892	$31,000

(1)
Assured Guaranty's internal rating.

17. Long-Term Debt, Notes Payable and Credit Facilities

        In evaluating transactions in which another monoline has provided financial guaranty insurance and the Company would be obligated to pay upon its financial guaranty policies on a second-to-pay basis, the Company evaluates the underlying transactions in accordance with its underwriting guidelines.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

17. Long-Term Debt, Notes Payable and Credit Facilities (Continued)

        The principal and carrying values of the Company's long-term debt issued by AGUS and AGMH and notes payable issued by AGM were as follows:

	As of March 31, 2010		As of December 31, 2009
	Principal	Carrying Value	Principal	Carrying Value
	(in thousands)
AGUS:
7.0% Senior Notes	$200,000	$197,491	$200,000	$197,481
8.50% Senior Notes	172,500	170,356	172,500	170,137
Series A Enhanced Junior Subordinated Debentures	150,000	149,803	150,000	149,796

Total AGUS	522,500	517,650	522,500	517,414
AGMH:
6 7/8% QUIBS	100,000	66,752	100,000	66,661
6.25% Notes	230,000	134,176	230,000	133,917
5.60% Notes	100,000	52,660	100,000	52,534
Junior Subordinated Debentures	300,000	148,255	300,000	146,836

Total AGMH	730,000	401,843	730,000	399,948

Total long-term debt	1,252,500	919,493	1,252,500	917,362
Notes Payable	133,782	142,403	140,145	149,051

Total	$1,386,252	$1,061,896	$1,392,645	$1,066,413

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

17. Long-Term Debt, Notes Payable and Credit Facilities (Continued)

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

        In addition, the 2006 Credit Facility requires that AGC maintain qualified statutory capital of at least 75% of its statutory capital as of the fiscal quarter ended June 30, 2006. Furthermore, the 2006 Credit Facility contains restrictions on AGL and its subsidiaries, including, among other things, in respect of their ability to incur debt, permit liens, become liable in respect of guaranties, make loans or investments, pay dividends or make distributions, dissolve or become party to a merger, consolidation or acquisition, dispose of assets or enter into affiliate transactions. Most of these restrictions are subject to certain minimum thresholds and exceptions. The 2006 Credit Facility has customary events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, bankruptcy or insolvency proceedings, change of control and cross-default to other debt agreements. A default by one borrower will give rise to a right of the lenders to terminate the facility and accelerate all amounts then outstanding. As of March 31, 2010 and December 31, 2009, Assured Guaranty was in compliance with all of the financial covenants.

        As of March 31, 2010 and December 31, 2009, no amounts were outstanding under this facility. There have not been any borrowings under the 2006 Credit Facility.

        Letters of credit totaling approximately $2.9 million remained outstanding as of March 31, 2010 and December 31, 2009. The Company obtained the letters of credit in connection with entering into a lease for new office space in 2008, which space was subsequently sublet.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

17. Long-Term Debt, Notes Payable and Credit Facilities (Continued)

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

        As of March 31, 2010 and December 31, 2009 no amounts were outstanding under this facility, nor have there been any borrowings during the life of this facility.

Limited Recourse Credit Facilities

  AG Re Credit Facility

        On July 31, 2007, AG Re entered into a limited recourse credit facility ("AG Re Credit Facility") with a syndicate of banks which provides up to $200.0 million for the payment of losses in respect of the covered portfolio. The AG Re Credit Facility expires in July 2014. The facility can be utilized after

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

17. Long-Term Debt, Notes Payable and Credit Facilities (Continued)

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

        As of March 31, 2010 and December 31, 2009, no amounts were outstanding under this facility nor have there been any borrowings during the life of this facility.

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

        As of March 31, 2010 and December 31, 2009, no amounts were outstanding under this facility nor have there been any borrowings during the life of this facility.

Committed Capital Securities

Committed Capital Securities

	Three Months Ended March 31,
	2010	2009
	(in thousands)
AGC CCS:
Put option premium (expense)	$(1,478)	$(1,400)
Change in fair value	1,421	19,666
AGM CPS:
Put option premium (expense)	(1,075)	—
Change in fair value	(2,696)	—

  AGC CCS Securities

        On April 8, 2005, AGC entered into separate agreements (the "Put Agreements") with four custodial trusts (each, a "Custodial Trust") pursuant to which AGC may, at its option, cause each of the Custodial Trusts to purchase up to $50.0 million of perpetual preferred stock of AGC (the "AGC Preferred Stock"). The custodial trusts were created as a vehicle for providing capital support to AGC by allowing AGC to obtain immediate access to new capital at its sole discretion at any time through

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

17. Long-Term Debt, Notes Payable and Credit Facilities (Continued)

the exercise of the put option. If the put options were exercised, AGC would receive $200.0 million in return for the issuance of its own perpetual preferred stock, the proceeds of which may be used for any purpose, including the payment of claims. The put options have not been exercised through the date of this filing. Initially, all of AGC CCS Securities were issued to a special purpose pass-through trust (the "Pass-Through Trust"). The Pass-Through Trust was dissolved in April 2008 and the AGC CCS Securities were distributed to the holders of the Pass-Through Trust's securities. Neither the Pass-Through Trust nor the custodial trusts are consolidated in the Company's financial statements.

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

        The increase in First Quarter 2010 compared with First Quarter 2009 was due to the increase in annualized rates from One-Month LIBOR plus 110 basis points to One-Month LIBOR plus 250 basis points as a result of the failed auction process in April 2008. These expenses are recorded in the Company's consolidated statements of operations under "other operating expenses".

        Fair value of AGC CCS Securities was $5.4 million and $4.0 million as of March 31, 2010 and December 31, 2009, respectively.

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

        Fair value of AGM CPS Securities was $2.9 million and $5.5 million as of March 31, 2010 and December 31, 2009, respectively.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

18. Employee Benefit Plans

Share-Based Compensation

Share-Based Compensation Summary

	Three Months Ended March 31,
	2010	2009
	(in millions)
Share-based compensation cost, before the effects of deferred acquisition costs, pre tax	$7.0	$4.3
Share-based compensation cost, before the effects of deferred acquisition costs, after-tax	5.6	3.5
Share based compensation expense for retirement-eligible employees, pre-tax	4.6	2.0
Share based compensation expense for retirement-eligible employees, after-tax	3.8	1.8

Cash-Based Compensation

Performance Retention Plan

	Three Months Ended March 31,
	2010	2009
	(in millions)
Performance Retention Plan expense, pre-tax	$8.0	$5.2
Performance Retention Plan expense, after-tax	5.5	4.4
Performance Retention Plan expense for retirement-eligible employees, pre-tax	6.0	4.3

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

19. Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2010	2009
	(in thousands, except per share amounts)
Basic earnings per share:
Net income (loss) attributable to AGL	$321,975	$85,489
Less: Distributed and undistributed income (loss) available to nonvested shareholders	480	501

Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries	$321,495	$84,988

Basic shares	184,265	90,811
Basic EPS	$1.74	$0.94
Diluted earnings per share:
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries	$321,495	$84,988
Plus: Re-allocation of undistributed income (loss) available to nonvested shareholders of AGL and subsidiaries	16	—

Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries	$321,511	$84,988

Basic shares	184,265	90,811
Effect of dilutive securities:
Options and restricted stock awards	971	364
Equity units	5,383	—

Diluted shares	190,619	91,175

Diluted EPS	$1.69	$0.93

        Potentially dilutive securities representing approximately 2.2 million and 4.8 million common shares for the three months ended March 31, 2010 and 2009, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been antidilutive.

20. Other Income and Other Operating Expenses

        The following tables show the components of "other income" and segregate the components of operating expenses not considered in underwriting gains (losses) in segment disclosures in Note 21.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

20. Other Income and Other Operating Expenses (Continued)

Other Income

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Foreign exchange gain on revaluation of premium receivable (See Note 7)	$(31,136)	$—
Other	18,210	902

Other income included in underwriting gain (loss)	(12,926)	902
SERP(1)	1,822	—

Other income	$(11,104)	$902

Other Operating Expenses

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Other operating expenses	$64,358	$29,352
Less: CCS premium expense	2,553	1,400
Less: SERP	1,825	—

Other operating expenses included in underwriting gain (loss)	$59,980	$27,952

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

        The increase in other operating expenses for First Quarter 2010 compared to First Quarter 2009 was mainly due to the addition of other operating expenses of AGMH. The CCS Premium expense reflects the put option premiums associated with AGC's CCS and the AGM CPS Securities. The increase in First Quarter 2010 compared to First Quarter 2009 was due to the inclusion in 2009 of put option premiums on AGM CPS Securities of $1.1 million. Variances in expenses other than those related to AGMH were not significant.

21. Segment Reporting

        The Company has two principal business segments:

  (1)
  financial guaranty direct, which includes transactions whereby the Company provides an unconditional and irrevocable guaranty that indemnifies the holder of a financial obligation against non-payment of principal and interest when due, and may take the form of a credit

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

21. Segment Reporting (Continued)

    derivative. This segment includes the results of operations for AGMH as of the Acquisition Date forward, including business these entities have ceded to AG Re, which was included in the Company's financial guaranty reinsurance business prior to the Acquisition Date;

  (2)
  financial guaranty reinsurance, which includes agreements whereby the Company is a reinsurer and agrees to indemnify a primary insurance company against part or all of the loss which the latter may sustain under a financial guaranty policy it has issued; and

        Other includes mortgage guaranty insurance whereby the Company provides protection against the default of borrowers on mortgage loans, and lines of business (including equity layer credit protection, trade credit reinsurance, title reinsurance and auto residual value reinsurance) in which the Company is no longer active.

        The Company does not segregate assets and liabilities at a segment level since management reviews and controls these assets and liabilities on a consolidated basis. The Company allocates operating expenses to each segment based on a comprehensive cost study and is based on departmental time estimates and headcount.

        The Company manages its business without regard to accounting requirements to consolidate certain VIEs. As a result, underwriting gain or loss includes results of operations as if consolidated VIEs were accounted for as insurance.

        The following table summarizes the components of underwriting gain (loss) for each reporting segment:

Underwriting Gain (Loss) by Segment

	Three Months Ended March 31, 2010
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Other	Underwriting Gain (Loss)	Consolidation of VIEs	Total
	(in millions)
Net earned premiums	$306.6	$18.4	$0.6	$325.6	$(6.0)	$319.6
Realized gains on credit derivatives(1)	55.0	(0.3)	—	54.7	—	54.7
Other income	(5.1)	(7.8)	—	(12.9)	—	(12.9)
Loss and loss adjustment (expenses) recoveries	(112.3)	(28.2)	—	(140.5)	10.0	(130.5)
Incurred losses on credit derivatives	(74.6)	(1.8)	—	(76.4)	—	(76.4)
Amortization of deferred acquisition costs	(3.8)	(4.3)	(0.1)	(8.2)	—	(8.2)
Other operating expenses	(49.7)	(9.4)	(0.9)	(60.0)	—	(60.0)

Underwriting gain (loss)	$116.1	$(33.4)	$(0.4)	$82.3

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

21. Segment Reporting (Continued)

	Three Months Ended March 31, 2009
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Other	Total
	(in millions)
Net earned premiums	$101.5	$46.2	$0.7	$148.4
Realized gains on credit derivatives(1)	28.8	0.9	—	29.7
Other income	0.8	0.1	—	0.9
Loss and loss adjustment (expenses) recoveries	(11.7)	(36.8)	(31.3)	(79.8)
Incurred losses on credit derivatives	(1.4)	0.4	—	(1.0)
Amortization of deferred acquisition costs	(6.2)	(17.1)	(0.1)	(23.4)
Other operating expenses	(20.6)	(6.7)	(0.7)	(28.0)

Underwriting gain (loss)	$91.2	$(13.0)	$(31.4)	$46.8

(1)
Comprised of premiums and ceding commissions.

Reconciliation of Underwriting Gain (Loss)
to Income (Loss) before Income Taxes

	Three Months Ended March 31,
	2010	2009
	(in millions)
Total underwriting gain	$82.3	$46.8
Net investment income	84.3	43.6
Net realized investment gains (losses)	9.4	(17.1)
Unrealized gains on credit derivatives, excluding incurred losses on credit derivatives	300.5	18.9
Fair value gain (loss) on committed capital securities	(1.3)	19.7
Financial guaranty VIE net revenues and expenses	(10.6)	—
Other income	1.8	—
AGMH acquisition-related expenses	(4.0)	(4.6)
Interest expense	(25.1)	(5.8)
Other operating expenses	(4.4)	(1.4)
Elimination of insurance accounts for VIE	4.0	—

Income before provision for income taxes	$436.9	$100.1

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

21. Segment Reporting (Continued)

        The following table provides the source from which each of the Company's segments derive their net earned premiums:

Net Earned Premiums By Segment

	Three Months Ended March 31,
	2010	2009
	(in millions)
Financial guaranty direct:
Public finance	$95.1	$85.5
Structured finance	211.5	16.0

Total	306.6	101.5
Financial guaranty reinsurance:
Public finance	10.0	34.8
Structured finance	8.4	11.4

Total	18.4	46.2
Other	0.6	0.7

Subtotal	325.6	148.4
Consolidation of VIEs	(6.0)	—

Total net earned premiums	319.6	148.4
Net credit derivative premiums received and receivable	53.7	29.5

Total net earned premiums and credit derivative premiums received and receivable	$373.3	$177.9

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

22. Subsidiary Information

        The following tables present the condensed consolidated financial information for AGL, AGUS, of which AGC, AGMH and AGM are subsidiaries, and other subsidiaries of Assured Guaranty as of March 31, 2010 and December 31, 2009 and for the three months ended March 31, 2010 and 2009.

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2010
(in thousands)

		Assured Guaranty US Holdings Inc.
	Assured Guaranty Ltd. (Parent)	AGUS (Parent)	AGMH (Consolidated)	AGC and Other Subsidiaries	Consolidating Adjustments	AGUS (Consolidated)	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
ASSETS
Total investment portfolio and cash	$43,714	$15,139	$5,585,312	$2,766,390	$—	$8,366,841	$2,158,568	$—	$10,569,123
Investment in subsidiaries	3,570,119	2,845,357	—	—	(2,845,357)	—	—	(3,570,119)	—
Premiums receivable, net of ceding commissions payable	—	—	757,054	338,818	(1,181)	1,094,691	568,932	(292,041)	1,371,582
Ceded unearned premium reserve	—	—	1,573,176	430,713	—	2,003,889	449	(1,078,111)	926,227
Deferred acquisition costs	—	(2)	(88,574)	45,571	—	(43,005)	402,671	(115,642)	244,024
Reinsurance recoverable on unpaid losses	—	—	17,497	54,604	—	72,101	803	(55,070)	17,834
Credit derivative assets	—	—	213,562	302,568	(914)	515,216	82,107	(60,273)	537,050
Deferred tax asset, net	—	(287)	921,366	180,067	—	1,101,146	7,287	23,626	1,132,059
Intercompany receivable	—	—	300,000	—	(300,000)	—	—	—	—
Financial guaranty variable interest entities' assets	—	—	1,498,725	369,871	—	1,868,596	—	—	1,868,596
Other assets	15,241	4,603	377,116	351,813	(33,784)	699,748	97,476	(90,506)	721,959

TOTAL ASSETS	$3,629,074	$2,864,810	$11,155,234	$4,840,415	$(3,181,236)	$15,679,223	$3,318,293	$(5,238,136)	$17,388,454

LIABILITIES AND SHAREHOLDERS' EQUITY
Unearned premium reserves	$—	$—	$5,811,992	$1,439,529	$—	$7,251,521	$1,487,752	$(1,018,331)	$7,720,942
Loss and loss adjustment expense reserve	—	—	100,647	201,102	—	301,749	141,873	(82,350)	361,272
Long-term debt	—	517,650	401,843	—	—	919,493	—	—	919,493
Notes payable	—	—	142,403	—	—	142,403	—	—	142,403
Intercompany payable	—	—	—	300,000	(300,000)	—	—	—	—
Credit derivative liabilities	—	213	657,355	921,184	(1,355)	1,577,397	305,609	(61,045)	1,821,961
Financial guaranty variable interest entities' liabilities	—	—	1,854,577	418,362	—	2,272,939	—	—	2,272,939
Other liabilities	10,039	(9,442)	649,490	251,792	(34,508)	857,332	24,551	(361,513)	530,409

TOTAL LIABILITIES	10,039	508,421	9,618,307	3,531,969	(335,863)	13,322,834	1,959,785	(1,523,239)	13,769,419

TOTAL SHAREHOLDERS' EQUITY ATTRIBUTBLE TO ASSURED GUARANTY LTD.	3,619,035	2,356,389	1,536,927	1,308,446	(2,845,373)	2,356,389	1,358,508	(3,714,897)	3,619,035
Noncontrolling interest of financial guaranty variable interest entities	—	—	—	—	—	—	—	—	—

TOTAL SHAREHOLDERS' EQUITY	3,619,035	2,356,389	1,536,927	1,308,446	(2,845,373)	2,356,389	1,358,508	(3,714,897)	3,619,035

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,629,074	$2,864,810	$11,155,234	$4,840,415	$(3,181,236)	$15,679,223	$3,318,293	$(5,238,136)	$17,388,454

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

22. Subsidiary Information (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2009
(in thousands)

		Assured Guaranty US Holdings Inc.
	Assured Guaranty Ltd. (Parent)	AGUS (Parent)	AGMH (Consolidated)	AGC and Other Subsidiaries	Consolidating Adjustments	AGUS (Consolidated)	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
ASSETS
Total investment portfolio and cash	$52,533	$3,675	$5,797,355	$2,867,182	$—	$8,668,212	$2,131,567	$—	$10,852,312
Investment in subsidiaries	3,457,144	2,851,994	—	—	(2,851,994)	—	—	(3,457,144)	—
Premiums receivable, net of ceding commissions payable	—	—	787,425	349,673	(1,181)	1,135,917	446,245	(163,930)	1,418,232
Ceded unearned premium reserve	—	—	1,508,643	435,268	—	1,943,911	514	(892,454)	1,051,971
Deferred acquisition costs	—	(2)	(26,972)	45,162	—	18,188	342,013	(118,240)	241,961
Reinsurance recoverable on unpaid losses	—	—	13,745	50,707	—	64,452	886	(51,216)	14,122
Credit derivative assets	—	—	226,958	244,561	—	471,519	68,440	(47,428)	492,531
Deferred tax asset, net	—	(366)	879,243	242,007	—	1,120,884	9,661	27,660	1,158,205
Intercompany receivable	—	—	300,000	—	(300,000)	—	—	—	—
Financial guaranty variable interest entities' assets	—	—	762,303	—	—	762,303	—	—	762,303
Other assets	22,600	1,306	377,276	203,001	(542)	581,041	83,365	(85,207)	601,799

TOTAL ASSETS	$3,532,277	$2,856,607	$10,625,976	$4,437,561	$(3,153,717)	$14,766,427	$3,082,691	$(4,787,959)	$16,593,436

LIABILITIES AND SHAREHOLDERS' EQUITY
Unearned premium reserves	$—	$—	$6,287,552	$1,451,576	$—	$7,739,128	$1,301,472	$(821,210)	$8,219,390
Loss and loss adjustment expense reserve	—	—	55,285	191,211	—	246,496	122,265	(79,291)	289,470
Long-term debt	—	517,414	399,948	—	—	917,362	—	—	917,362
Notes payable	—	—	149,051	—	—	149,051	—	—	149,051
Intercompany payable	—	—	—	300,000	(300,000)	—	—	—	—
Credit derivative liabilities	—	213	625,765	1,076,727	—	1,702,705	379,358	(47,429)	2,034,634
Financial guaranty variable interest entities' liabilities	—	—	762,652	—	—	762,652	—	—	762,652
Other liabilities	11,769	(15,583)	725,065	187,060	(1,723)	894,819	25,384	(231,254)	700,718

TOTAL LIABILITIES	11,769	502,044	9,005,318	3,206,574	(301,723)	12,412,213	1,828,479	(1,179,184)	13,073,277

TOTAL SHAREHOLDERS' EQUITY ATTRIBUTBLE TO ASSURED GUARANTY LTD.	3,520,508	2,354,563	1,621,007	1,230,987	(2,851,994)	2,354,563	1,254,212	(3,608,775)	3,520,508
Noncontrolling interest of financial guaranty variable interest entities	—	—	(349)	—	—	(349)	—	—	(349)

TOTAL SHAREHOLDERS' EQUITY	3,520,508	2,354,563	1,620,658	1,230,987	(2,851,994)	2,354,214	1,254,212	(3,608,775)	3,520,159

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,532,277	$2,856,607	$10,625,976	$4,437,561	$(3,153,717)	$14,766,427	$3,082,691	$(4,787,959)	$16,593,436

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

22. Subsidiary Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(in thousands)

		Assured Guaranty US Holdings Inc.
	Assured Guaranty Ltd (Parent)	AGUS (Parent)	AGMH (Consolidated)	AGC and Other Subsidiaries	Consolidating Adjustments	AGUS (Consolidated)	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$249,952	$29,490	$—	$279,442	$34,510	$5,608	$319,560
Net investment income	11	1	47,929	19,566	(3,750)	63,746	20,545	—	84,302
Net realized investment gains (losses)	—	—	5,330	2,841	—	8,171	1,242	—	9,413
Net change in fair value of credit derivatives:
Realized gains and other settlements	—	—	27,745	(5,459)	(1)	22,285	4,417	1	26,703
Net unrealized gains (losses)	—	—	(45,749)	209,491	—	163,742	88,356	—	252,098

Net change in fair value of credit derivatives	—	—	(18,004)	204,032	(1)	186,027	92,773	1	278,801
Equity in earnings of subsidiaries	332,542	247,509	—	—	(247,509)	—	—	(332,542)	—
Other income(1)	75	—	(25,282)	26,613	—	1,331	(9,793)	196	(8,191)

TOTAL REVENUES	332,628	247,510	259,925	282,542	(251,260)	538,717	139,277	(326,737)	683,885

EXPENSES
Loss and loss adjustment expenses	—	—	59,046	34,524	—	93,570	39,446	(2,515)	130,501
Amortization of deferred acquisition costs and other operating expenses	9,277	133	20,526	31,525	—	52,184	13,681	(2,611)	72,531
Other(2)	1,376	9,816	14,684	20,989	(3,750)	41,739	818	—	43,933

TOTAL EXPENSES	10,653	9,949	94,256	87,038	(3,750)	187,493	53,945	(5,126)	246,965

INCOME (LOSS) BEFORE INCOME TAXES	321,975	237,561	165,669	195,504	(247,510)	351,224	85,332	(321,611)	436,920
Total provision (benefit) for income taxes	—	(3,478)	48,269	65,395	(1)	110,185	694	4,066	114,945

NET INCOME (LOSS)	321,975	241,039	117,400	130,109	(247,509)	241,039	84,638	(325,677)	321,975
Less: Noncontrolling interest of variable interest entities	—	—	—	—	—	—	—	—	—

NET INCOME (LOSS) ATTRIBUTABLE TO ASSURED GUARANTY LTD	$321,975	$241,039	$117,400	$130,109	$(247,509)	$241,039	$84,638	$(325,677)	$321,975

(1)
Includes fair value gain (loss) on CCS, financial guaranty VIEs' revenues and other income.

(2)
Includes AGMH acquisition related expenses, interest expense and financial guaranty VIEs' expenses.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

22. Subsidiary Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(in thousands)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$67,725	$80,721	$—	$148,446
Net investment income	1	19,313	24,367	(80)	43,601
Net realized investment gains (losses)	—	238	(17,348)	—	(17,110)
Net change in fair value of credit derivatives:
Realized gains and other settlements	—	24,363	(3,763)	(21)	20,579
Net unrealized gains (losses)	—	(23,147)	50,108	21	26,982

Net change in fair value of credit derivatives	—	1,216	46,345	—	47,561
Equity in earnings of subsidiaries	96,726	—	—	(96,726)	—
Other income(1)	—	20,809	—	(241)	20,568

TOTAL REVENUES	96,727	109,301	134,085	(97,047)	243,066

EXPENSES
Loss and loss adjustment expenses	—	21,382	58,372	—	79,754
Amortization of deferred acquisition costs and other operating expenses	6,617	17,638	28,518	—	52,773
Other(2)	4,621	5,821	—	—	10,442

TOTAL EXPENSES	11,238	44,841	86,890	—	142,969

INCOME (LOSS) BEFORE INCOME TAXES	85,489	64,460	47,195	(97,047)	100,097
Total provision (benefit) for income taxes	—	18,781	(4,173)	—	14,608

NET INCOME (LOSS)	85,489	45,679	51,368	(97,047)	85,489
Less: Noncontrolling interest of variable interest entities	—	—	—	—	—

NET INCOME (LOSS) ATTRIBUTABLE TO ASSURED GUARANTY LTD.	$85,489	$45,679	$51,368	$(97,047)	$85,489

(1)
Includes fair value gain (loss) on CCS and other income.

(2)
Includes AGMH acquisition-related expenses and interest expense.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

22. Subsidiary Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(in thousands)

		Assured Guaranty US Holdings Inc.
	Assured Guaranty Ltd. (Parent)	AGUS (Parent)	AGMH (Consolidated)	AGC and Other Subsidiaries	Consolidating Adjustments	(Consolidated)	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Dividends received from subsidiaries	$—	$15,000	$—	$—	$(15,000)	$—	$—	$—	$—
Other operating activities	2,069	(3,535)	(163,482)	(78,755)	—	(245,772)	7,113	—	(236,590)

Net cash flows provided by (used in) operating activities	2,069	11,465	(163,482)	(78,755)	(15,000)	(245,772)	7,113	—	(236,590)

Cash flows from investing activities
Fixed maturity securities:
Purchases	—	—	(130,360)	(194,221)	4,299	(320,282)	(97,750)	—	(418,032)
Sales	—	—	111,988	54,067	(4,299)	161,756	26,044	—	187,800
Maturities	—	—	151,033	38,985	—	190,018	75,250	—	265,268
Purchases of short-term investments, net	8,819	(11,349)	29,139	226,103	—	243,893	(6,711)	—	246,001
Proceeds from financial guaranty variable entities assets	—	—	56,037	4,650	—	60,687	—	—	60,687
Other	—	—	4,867	—	—	4,867	—	—	4,867

Net cash flows used in investing activities	8,819	(11,349)	222,704	129,584	—	340,939	(3,167)	—	346,591

Cash flows from financing activities
Dividends paid	(8,305)	—	—	(15,000)	15,000	—	—	—	(8,305)
Share activity under option and incentive plans	(2,583)	—	—	—	—	—	—	—	(2,583)
Paydown of financial guaranty variable entities liabilities	—	—	(41,507)	(4,650)	—	(46,157)	—	—	(46,157)
Payment of notes payable	—	—	(6,363)	—	—	(6,363)	—	—	(6,363)

Net cash flows provided by (used in) financing activities	(10,888)	—	(47,870)	(19,650)	15,000	(52,520)	—	—	(63,408)
Effect of exchange rate changes	—	—	(440)	196	—	(244)	(10)	—	(254)

(Decrease) increase in cash	—	116	10,912	31,375	—	42,403	3,936	—	46,339
Cash at beginning of year	—	76	26,144	6,243	—	32,463	11,670	—	44,133

Cash at end of period	$—	$192	$37,056	$37,618	$—	$74,866	$15,606	$—	$90,472

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

22. Subsidiary Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(in thousands)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Dividends received from subsidiaries	$16,576	$241	$—	$(16,817)	$—
Other operating activities	(3,364)	123,162	47,219	—	167,017

Net cash flows provided by (used in) operating activities	13,212	123,403	47,219	(16,817)	167,017

Cash flows from investing activities
Fixed maturity securities:
Purchases	—	(140,300)	(148,919)	—	(289,219)
Sales	—	135,380	138,880	—	274,260
Maturities	—	—	3,500	—	3,500
Sales (purchases) of short-term investments, net	(4,231)	(111,330)	(24,061)	—	(139,622)

Net cash flows used in investing activities	(4,231)	(116,250)	(30,600)	—	(151,081)

Cash flows from financing activities
Dividends paid	(4,363)	—	(16,576)	16,817	(4,122)
Repurchases of common stock	(3,676)	—	—	—	(3,676)
Share activity under option and incentive plans	(942)	—	—	—	(942)

Net cash flows provided by (used in) financing activities	(8,981)	—	(16,576)	16,817	(8,740)
Effect of exchange rate changes	—	(142)	(31)	—	(173)

Increase (decrease) in cash	—	7,011	12	—	7,023
Cash at beginning of year	—	10,226	2,079	—	12,305

Cash at end of year	$—	$17,237	$2,091	$—	$19,328

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

23. Consolidation of VIEs

        The Company has exposure to VIEs through the issuance of financial guaranty insurance contracts that typically ensure for the timely payment of principal and interest to the holders of VIE debt. As part of the terms of its insurance contracts, at the outset of a contract the Company obtains certain protective rights over the control of a VIE based upon the occurrence of certain trigger events, such as deal performance or servicer or collateral manager financial health. At deal inception, the Company typically is not deemed to be have control of a VIE, however, once a trigger event occurs the Company's control of the VIE typically increases.

        Under accounting rules previously in effect, the Company determined whether it is the primary beneficiary (i.e., the variable interest holder required to consolidate a VIE) of a VIE by first performing a qualitative analysis of the VIE that includes, among other factors, its capital structure, contractual terms, which variable interests create or absorb variability, related party relationships and the design of the VIE. The Company performed a quantitative analysis when qualitative analysis was not conclusive.

        The new accounting guidance requires the Company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both 1) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance; and 2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, this new accounting guidance requires an ongoing reassessment of whether the Company is the primary beneficiary of a VIE. The adoption of this new accounting guidance resulted in no greater rights or benefits to the Company.

        Pursuant to the new accounting guidance, the Company evaluated its power to direct the significant activities that most significantly impact the economic performance of VIEs that have debt obligations insured by the Company and, accordingly, where the Company is obligated to absorb VIE losses that could potentially be significant to the VIE. The Company determined that it is the primary beneficiary of 21 VIEs based on the assessment of its control rights over servicer or collateral manager replacement, given that servicing/managing collateral were deemed to be the VIEs' most significant activities. The Company is not primarily liable for the debt obligations issued by the VIEs and would only be required to make payments on these debt obligations in the event that the issuer of such debt obligations defaults on any principal or interest due. The Company's creditors do not have any rights with regard to the assets of the VIEs.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

23. Consolidation of VIEs (Continued)

        The table below shows the carrying value of the consolidated VIE assets and liabilities in the Company's unaudited interim consolidated financial statements, segregated by the types of assets held by VIEs that collateralize their respective debt obligations:

Consolidated VIEs

	As of March 31, 2010		As of December 31, 2009
	Assets	Liabilities	Assets	Liabilities
	(in thousands)
HELOCs	$293,345	$530,684	$—	$—
First liens	337,915	448,370	—	—
Alt-A Second liens	83,176	131,667	—	—
Automobile loans	668,578	668,578	—	—
Manufactured housing loans	82,650	90,708	—	—
Life insurance	286,695	286,695	—	—
Credit card loans	116,237	116,237	233,419	233,129
Health care receivables	—	—	211,808	212,484
Consumer loans	—	—	199,189	199,178
Gas pipeline tariffs	—	—	117,887	117,861

Total	$1,868,596	$2,272,939	$762,303	$762,652

        The table below shows the revenues and expenses of the consolidated VIEs:

Three Months Ended March 31, 2010
(in thousands)
Revenues:
Financial guaranty variable interest entities' revenues:
Interest income	$60,878
Net realized and unrealized gains (losses) on assets	(56,690)

Financial guaranty variable interest entities' revenues	$4,188

Expenses:
Financial guaranty variable interest entities' expenses:
Interest expense	$24,053
Net realized and unrealized (gains) losses on liabilities with recourse	(25,654)
Net realized and unrealized (gains) losses on liabilities without recourse	(5,754)
Other expenses	22,133

Financial guaranty variable interest entities' expenses	$14,778

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

23. Consolidation of VIEs (Continued)

        The financial reports of the consolidated VIEs are prepared by outside parties and are not available within the time constraints that the Company requires to ensure the financial accuracy of the operating results. As such, the financial results of the 21 VIEs are consolidated on a one quarter lag.

        The new accounting guidance mandates the accounting changes prescribed by the statement to be recognized by the Company as a cumulative effect adjustment to retained earnings as of January 1, 2010. The cumulative effect of adopting the new accounting guidance was a $218.1 million after-tax decrease to the opening retained earnings balance due to the consolidation of 21 VIEs at fair value. The impact of adopting the new accounting guidance on the Company's balance sheet was as follows:

	As of December 31, 2009	Transition Adjustment	As of January 1, 2010
	(in thousands)
ASSETS:
Premiums receivable, net of ceding commissions payable	$1,418,232	$(3,469)	$1,414,763
Deferred tax asset, net	1,158,205	117,462	1,275,667
Financial guaranty variable interest entities' assets	762,303	1,162,983	1,925,286
Total assets	16,593,436	1,276,976	17,870,412
LIABILITIES AND SHAREHOLDERS' EQUITY:
Unearned premium reserves	8,219,390	(79,402)	8,139,988
Loss and loss adjustment expense reserve	289,470	(3)	289,467
Financial guaranty variable interest entities' liabilities with recourse	762,652	1,348,200	2,110,852
Financial guaranty variable interest entities' liabilities without recourse	—	225,976	225,976
Total liabilities	13,073,277	1,494,771	14,568,048
Retained earnings	789,869	(218,144)	571,725
Total shareholders' equity attributable to Assured Guaranty Ltd.	3,520,508	(218,144)	3,302,364
Noncontrolling interest of financial guaranty variable interest entities	(349)	349	—
Total shareholders' equity	3,520,159	(217,795)	3,302,364
Total liabilities and shareholders' equity	16,593,436	1,276,976	17,870,412

        At December 31, 2009, the Company consolidated four VIEs that had debt obligations insured by the Company. Under the new accounting guidance, consolidation was no longer required and, accordingly, the four VIEs were deconsolidated at fair value, which approximated $791.9 million in VIE assets and $788.7 million in VIE liabilities at the date of adoption. The impact of this deconsolidation is included in the above "Transition Adjustment" amounts.

Non-Consolidated VIEs

        To date, the results of qualitative and quantitative analyses have indicated that the Company does not have a majority of the variability in any other VIEs and, as a result, are not consolidated in the Company's unaudited interim consolidated financial statements. The Company's exposure provided through its financial guaranties with respect to debt obligations of non-consolidated SPEs is included within net par outstanding in Note 5.

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

        The foregoing review of important factors should not be construed as exhaustive, and should be read in conjunction with the other cautionary statements that are included in this Form 10-Q. The Company undertakes no obligation to update publicly or review any forward looking statement, whether as a result of new information, future developments or otherwise, except as required by law. Investors are advised, however, to consult any further disclosures the Company makes on related subjects in the Company's periodic reports filed with the SEC.

        If one or more of these or other risks or uncertainties materialize, or if the Company's underlying assumptions prove to be incorrect, actual results may vary materially from what the Company projected. Any forward looking statements in this Form 10-Q reflect the Company's current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to its operations, results of operations, growth strategy and liquidity.

        For these statements, the Company claims the protection of the safe harbor for forward looking statements contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

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

Executive Summary

Background

        AGL is a Bermuda-based holding company that provides, through its operating subsidiaries, credit protection products to the public finance, infrastructure and structured finance markets in the U.S. as well as internationally. The Company applies its credit underwriting expertise, risk management skills and capital markets experience to develop insurance, reinsurance and credit derivative products. The Company's primary product is a guaranty of principal and interest payments on debt securities. These securities include municipal finance obligations issued by U.S. state or municipal governmental authorities, utility districts or facilities; notes or bonds issued for international infrastructure projects; and asset-backed securities ("ABS") issued by special purpose entities ("SPEs"). The Company markets its credit protection products directly to issuers and underwriters of public finance, infrastructure and structured finance securities as well as to investors in such debt obligations. The Company guarantees debt obligations issued in many countries, although its principal focus is on the U.S. and Europe.

        On July 1, 2009 (the "Acquisition Date"), the Company acquired Financial Security Assurance Holdings Ltd. (renamed Assured Guaranty Municipal Holdings Inc., ("AGMH")), and AGMH's subsidiaries, including Financial Security Assurance Inc. (renamed Assured Guaranty Municipal Corp., ("AGM")), from Dexia Holdings, Inc. ("Dexia Holdings"). The acquired companies are collectively referred to as the "Acquired Companies". The purchase price paid by the Company was $546 million in cash and 22.3 million common shares of AGL at $12.38 per share. A portion of the purchase price was financed through a public offering of 44,275,000 AGL common shares (raising gross proceeds of $487.0 million) and 3,450,000 equity units (raising gross proceeds of $172.5 million).

        The AGMH Acquisition did not include the acquisition of AGMH's former financial products business, which was comprised of its guaranteed investment contracts ("GICs") business, its medium term notes ("MTNs") business and the equity payment agreements associated with AGMH's leveraged lease business (the "Financial Products Business"). The AGMH subsidiaries that conducted AGMH's former Financial Products Business (the "Financial Products Companies") were transferred to Dexia Holdings prior to completion of the AGMH Acquisition. In addition, as further described under "—Liquidity and Capital Resources—Liquidity Arrangements with respect to AGMH's former Financial Products Business," the Company has entered into various agreements with Dexia in order to transfer to Dexia the credit and liquidity risks associated with AGMH's former Financial Products Business.

        Since 2008, the Company has been the leading provider of financial guaranty credit protection products. This achievement resulted from a combination of factors, including AGL's acquisition of AGMH in 2009, the Company's ability to achieve and maintain high investment-grade financial strength ratings, and the significant financial distress faced by many of the Company's competitors since 2007, which has impaired their ability to underwrite new business.

        Since July 1, 2009, when the AGMH Acquisition closed, the Company has conducted its financial guaranty business on a direct basis from two distinct platforms. AGM, focuses exclusively on the U.S. public finance and global infrastructure business. AGM ceased underwriting structured finance business in September 2008 and has decided not to currently underwrite any new structured finance business in the future. The second company, Assured Guaranty Corp. ("AGC"), will consider underwriting global structured finance transactions as well as U.S. public finance and global infrastructure obligations.

Business Environment and Market Trends

        The global financial crisis that began in 2007 and created one of the worst recessions the U.S. has experienced since 1980 has caused a material change in the financial guaranty industry with respect to financial strength, market opportunities and competition. The financial guaranty industry, along with many other financial institutions, has experienced significant levels of credit and market losses on U.S. residential mortgage backed securities ("RMBS") securities, particularly for those institutions that invested in or insured collateralized debt obligations ("CDOs") backed by ABS containing significant residential mortgage collateral ("CDOs of ABS"). These losses and the ensuing erosion of liquidity in global capital markets which began in 2007 and continued through 2009 has resulted in a significantly different business environment and market opportunity for the Company.

        In particular, since year-end 2007, every monoline guarantor rated triple-A when the crisis began has been downgraded by at least two of the three major credit rating agencies due to increased actual and forecasted credit losses and the individual company's ability or inability to raise capital in order to maintain their ratings. Furthermore, most of the Company's competitors have ceased to write new business, including former market leaders MBIA Insurance Corporation ("MBIA"), Ambac Assurance Corporation ("Ambac") and Financial Guaranty Insurance Company ("FGIC"), as well as smaller companies such as ACA Financial Guaranty Corporation ("ACA"), Syncora Guarantee Inc. ("Syncora"), CIFG Assurance North America Inc. ("CIFG"), RAM Reinsurance Co. Ltd. ("RAM Re") and BluePoint Re Limited. Several companies, have suffered such significant financial losses that their respective insurance regulators have intervened, including by issuing orders prohibiting the companies from conducting normal operations, including, in many instances, making claims payments.

        Unlike their former competitors, only AGC, AGM and Assured Guaranty Re Ltd. ("AG Re") have remained active providers of financial guaranty insurance and reinsurance through the past three years, largely because they have retained sufficiently high financial strength ratings. Their relative ratings strength is largely due to the decision by both AGL and AGM, to decline to insure CDOs of ABS. However, AGL and its subsidiaries have been downgraded by two of the credit rating agencies, principally due to the increased capital requirements by the rating agencies resulting from their concern about the risk of significant adverse loss development on U.S. RMBS exposures insured by the Company. AGL raised additional capital in order to address these capital requirements by the rating agencies, AGL from external investors and AGM from its former parent. The most recent capital raise by AGL was in December 2009 for net proceeds of approximately $574 million. See "—Financial Strength Ratings" for the current ratings of the Company's insurance subsidiaries.

        The Company's public finance business benefits in part due to the lack of financially strong competitors. The competitive environment for the financial guaranty industry has changed substantially over the last two years, principally due to the downgrades of virtually all other competing financial guarantors and the relatively limited activity of new financial guaranty companies. Since the credit crisis, only one new financial guarantor, Berkshire Hathaway Assurance Corporation, has underwritten any financial guaranty contracts on new issue municipal bonds, but only a limited amount. Another potential start-up financial guarantor, Municipal and Infrastructure Assurance Corporation, was formed in October 2008 but has not written any business. MBIA launched a new municipal finance-only company, National Public Finance Guarantee Corporation; however, it has yet to write any significant new business, possibly because of its comparatively low financial strength ratings and pending litigation surrounding its organization. In addition, Ambac has terminated its effort to launch a municipal-only company. Other potential competitors, such as a federally chartered bond insurer or one funded by states and pension funds, remain in the discussion stage.

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

        In addition, the sustained economic recession has also affected the credit performance of other markets, including corporate credits included in many of the pooled corporate obligations insured by the Company and, more specifically, of trust preferred securities ("TruPS") that include subordinated capital and notes issued by banks, mortgage real estate investment trusts and insurance companies. Municipal credits have also experienced increased budgetary stress, as the amount of sales, income and real estate tax-related revenues collected by most states and municipalities have declined over the last two years and may decline in the future as well. The Company continues to monitor all of its insured exposures for credit deterioration and its expected losses will change for a variety of factors that depend on, among other items: actual or projected performance; revised assumptions or modeling techniques used in setting loss reserves; economic, fiscal and monetary conditions; and other factors. Additionally, regulations, legislation or actions by state and federal regulatory agencies or non-U.S. governments could result in changes that limit the Company's business opportunities.

        The current economic environment has also had a significant impact on the demand in both the global structured finance and international infrastructure finance markets for financial guaranties, and it is uncertain when or if demand for financial guaranties will return. The Company has witnessed limited new issuance activity in many markets in which the Company was previously active. As a result, near-term opportunities for financial guaranties are largely in secondary markets. In addition, the Company currently has decided not to underwrite structured finance transactions at AGM or to underwrite any U.S. RMBS transactions for the foreseeable future. These decisions further reduce the amount of new business available to the Company in the current environment.

        The Company expects that global structured finance issuance will increase in the future as the global economy recovers. Much asset-based lending, such as for auto loans and leases and equipment financings, has been financed by banks rather than in the capital markets due to the limited demand for these types of structured financings by investors in the face of the credit crisis. As liquidity and investor demand increases for structured financings, the Company expects to find more opportunities to guaranty transactions that meet the Company's current credit underwriting and risk management guidelines. Management believes market participants value the Company's underwriting skills and surveillance functions as well as the value of its financial guaranties.

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

        Unlike the structured finance and international infrastructure markets, however, new issue activity has remained strong in the U.S. public finance market. According to The Bond Buyer, new issue activity totaled $409.7 billion in 2009, up 5.2% from $389.6 billion in 2008. During 2009, the Company insured 8.5% of all new U.S. municipal issuance based on par issued. According to the SDC Thomson municipal database, during the three months ended March 31, 2010 ("First Quarter 2010"), the new issue municipal bond activity has remained robust, with new issuance rising 21% to $103.4 billion, including $33.7 billion of taxable municipal bonds, almost entirely associated with the federal government's Build America Bonds ("BABs") program, which launched in April 2009. AGM and AGC insured 6.3% of all new U.S. municipal issuance based on par issued, or 8.8% of all tax-exempt municipal issuance during First Quarter 2010, compared to 11.1% in the three months ended March 31, 2009 ("First Quarter 2009"). Management attributes the decline in First Quarter 2010 production to both limited demand for insurance in the BABs market to date as well as the November 2009 downgrade of AGC's financial strength ratings by Moody's.

        Management believes that the U.S. public finance market will continue to need high-quality bond insurance, given the structure of the municipal market and its reliance, directly and indirectly, on individual rather than institutional investors. Few individual or even institutional investors have the analytic resources to cover all the varied municipal credits in the market, which are estimated to number more than 30,000. By guaranteeing principal and interest, the Company effectively consolidates the tasks of credit selection, analysis, structuring, monitoring and, if necessary, remediation of credit issues that may arise. Management believes this allows retail investors to participate more widely, institutional investors to operate more efficiently and smaller, less well-known issuers to gain market access. Management believes these features of financial guaranty insurance are an important part of the Company's value proposition, in addition to the Company's ability to reduce interest costs by enhancing each issue's credit rating.

        Despite the lack of active financial guarantor competitors, the Company faces competition for credit enhancement on municipal bonds from other types of competition and changes in market factors. For instance, letters of credit provided by banks has historically competed with bond insurance for credit enhancement of municipal bonds. The introduction of the BABs program has also affected recent new municipal business production for AGM and AGC, which declined compared to First Quarter 2009. Approximately $90.9 billion of new issue municipal bonds were sold through March 31, 2010, under the BABs program since its introduction, but only $2.1 billion or 2.3% were insured by AGM or AGC. The BABs program, as currently structured, does not encourage issuers to employ bond insurance since the inherent cost savings for using bond insurance is diminished by a reduction in the BABs subsidy. The Company is seeking to eliminate this disincentive. The Company believes that the taxable buyers of the BABs bonds are also generally less likely to purchase insured bonds than the traditional municipal bond investors due to the higher average rating and size of bonds issued under the BABs programs. However, guaranties may be used more frequently in the BABs program as it expands to include smaller and lower rated issuers in 2010. For instance, while AGC and AGM's utilization by BABs issuers on a par basis has been low to date, its utilization based on the number of transactions has been 10.1%, or 113 out of a total of 1,123 transactions.

Financial Performance

Financial Performance

	Three Months Ended March 31,
	2010	2009
	(dollars in millions, except per share amounts)
Net earned premiums	$319.6	$148.4
Net investment income	84.3	43.6
Net unrealized gains (losses) on credit derivatives	252.1	27.0
Loss and loss adjustment expenses	(130.5)	(79.8)
Other operating expenses	(64.4)	(29.4)
Net income attributable to Assured Guaranty Ltd.	322.0	85.5
Diluted EPS	1.69	0.93

        The Company's reported net income includes unrealized gains on credit derivatives of $252.1 million in First Quarter 2010 and $27.0 million in First Quarter 2009 and unrealized gains (losses) on committed capital securities ("CCS"), which cause volatility in reported net income due to changes in interest rates, credit spreads and other market factors. In the First Quarter 2010, the Company noted tightening of general market spreads and AGM's credit spreads, while AGC's slightly widened. The unrealized gains on credit derivatives take into account the Company's estimates of expected credit impairment as well, which is discussed in the non-GAAP measure, "operating income," below. Realized gains and other settlements on credit derivatives includes premiums received or receivable on credit derivatives, which are up significantly from First Quarter 2009 due to the AGMH Acquisition, but are generally declining from quarter to quarter due to the runoff of AGM's structured finance portfolio and low new issue volume in AGC in this market. Premiums earned and net investment income have increased due primarily to the AGMH Acquisition. These revenue increases were, in part, offset by higher losses generated primarily from the insured U.S. RMBS portfolio. As of March 31, 2010, shareholders equity increased to $3.6 billion compared with $3.5 billion due to net income of $322.0 million offset in part by the cumulative effect of a change in accounting for variable interest entities ("VIEs") of $218.1 million.

Key Measures

        To more accurately reflect the key measures management analyzes in evaluating the Company's operations and progress towards long-term goals, the Company discusses both measures promulgated in accordance with accounting principles generally accepted in the United States of America ("GAAP") and measures not promulgated in accordance with GAAP ("non-GAAP measures"). Although the measures identified as non-GAAP should not be considered substitutes for GAAP measures, management considers them key performance indicators and employs them as well as other factors in determining compensation. Non-GAAP measures, therefore, provide investors with important information about the key measures management utilizes in measuring its business. The three primary non-GAAP measures analyzed by the Company's senior management are: operating income, adjusted book value ("ABV") and present value of new business production ("PVP").

  Operating income

        The table below presents net income attributable to AGL and reconciliation to operating income. The operating income measure adjusts net income to remove effects of certain fair-value adjustments relating to dislocation in the market and any fair value adjustments where the Company does not have the intent or the ability to realize such gains or losses. Operating income is also adjusted for realized gains or losses on its investment portfolio, goodwill and settlement of pre-existing relationship resulting from the AGMH Acquisition. See "—Non-GAAP Measures."

        The comparability of operating income between years is affected by the AGMH Acquisition on July 1, 2009. In First Quarter 2010, operating income benefited from the addition of the premium earnings stream of the AGMH book of business. Although the AGMH book of business has embedded expected losses, such losses will not emerge in income as loss expense until they exceed the deferred premium revenue.

Reconciliation of Net Income Attributable to Assured Guaranty Ltd. to Operating Income

	Three Months Ended March 31,
	2010	2009
	(in millions)
Net income attributable to Assured Guaranty Ltd.	$322.0	$85.5
Less after-tax adjustments:
Realized gains (losses) on investments	6.7	(17.1)
Non-credit impairment unrealized fair value gains on credit derivatives	230.8	26.4
Fair value gains (losses) on committed capital securities	(0.8)	12.8
Non-economic fair value adjustments and net interest margin of consolidated VIEs	(4.3)	—

Operating income	$89.6	$63.4

  Adjusted book value

        Management also uses ABV to measure the intrinsic value of the Company, excluding franchise value. One of the key measures used in determining the amount of certain long term compensation to management and employees and used by rating agencies and investors to assess the value of the Company is growth in ABV (as defined). Similar to operating income, ABV adjusts shareholders' equity to exclude the effects of certain fair value adjustments deemed to represent dislocations in market values for credit derivatives and CCS which management does not have the intent and/or ability to trade. Additional adjustments are made for unrealized gains and losses on the investment portfolio recorded in accumulated other comprehensive income ("OCI"), deferred acquisition cost ("DAC") and for the addition of estimated future installment revenues on credit derivatives not recorded on the consolidated balance sheets. See "—Non-GAAP Measures."

Reconciliation of Adjusted Book Value to Shareholders' Equity Attributable to Assured Guaranty Ltd.

	As of March 31, 2010	As of December 31, 2009
	(dollars in millions, except share and per share amounts)
Adjusted book value reconciliation:
Book value attributable to Assured Guaranty Ltd.	$3,619.0	$3,520.5
Less after-tax adjustments:
Non-economic fair value adjustments of consolidated variable interest entities	(222.4)	—
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(536.1)	(767.6)
Fair value gains (losses) on committed capital securities	5.4	6.2
Unrealized gain (loss) on investment portfolio excluding foreign exchange effect	127.6	139.7

Operating shareholders' equity	4,244.5	4,142.2
After-tax adjustments:
Less: DAC	258.8	235.3
Plus: Net present value of estimated net future credit derivative revenue	499.6	520.0
Plus: Net unearned premium reserve on financial guaranty contracts in excess of expected loss to be expensed	4,362.6	4,486.8

Adjusted book value	$8,847.9	$8,913.7

Adjusted book value per share reconciliation:
Book value attributable to Assured Guaranty Ltd.	$19.63	$19.12
Less after-tax adjustments:
Non-economic fair value adjustments of consolidated variable interest entities	(1.21)	—
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(2.91)	(4.17)
Fair value gains (losses) on committed capital securities	0.03	0.03
Unrealized gain (loss) on investment portfolio excluding foreign exchange effect	0.69	0.76

Operating shareholders' equity per share	23.02	22.49
Less: DAC	1.40	1.28
Plus: Net present value of estimated net future credit derivative revenue	2.71	2.82
Plus: Net unearned premium reserve on financial guaranty contracts in excess of expected loss to be expensed	23.67	24.36

Adjusted book value	$48.00	$48.40

Shares outstanding	184,345,013	184,162,896

  New Business Production

        The tables below present the PVP and par amount written in the period. The gross PVP represents the present value of estimated future earnings on new financial guaranty insurance and credit derivative contracts written in the period, before consideration of cessions to reinsurers. See "—Non-GAAP Measures."

 Present Value of New Business Production

	Three Months Ended March 31,
	2010	2009
	(in millions)
Public finance—U.S.	$74.3	$217.5
Public finance—non-U.S.	—	1.8
Structured finance—U.S.	4.5	2.4
Structured finance—non-U.S.	—	—

Total	$78.8	$221.7

Financial Guaranty Gross Par Written

	Three Months Ended March 31,
	2010	2009
	(in millions)
Public finance—U.S.	$6,188	$21,629
Public finance—non-U.S.	—	555
Structured finance—U.S.	1,000	92
Structured finance—non-U.S.	—	—

Total	$7,188	$22,276

        For the three months ended March 31, 2010, all par written was in the direct segment and was primarily U.S. public finance business. The reinsurance segment comprised 62.5% of the total gross par written for the three months ended March 31, 2009. In the financial guaranty reinsurance segment, the Company focused on portfolio acquisitions during 2009. In January 2009, AGC finalized an agreement with CIFG to assume a diversified portfolio of financial guaranty contracts totaling approximately $13.3 billion of net par outstanding. AGC received $75.6 million, which included $85.7 million of upfront premiums net of ceding commissions and approximately $12.2 million of future installments related to this transaction. The Company wrote no new non-affiliated quota share reinsurance during First Quarter 2009 and limited facultative reinsurance.

Reconciliation of PVP to Gross Written Premium

	Three Months Ended March 31,
	2010	2009
	(in millions)
Total PVP	$78.8	$221.7
Less: PVP of credit derivatives	—	2.4

PVP of financial guaranty insurance	78.8	219.3
Less: Financial guaranty installment premium PVP	4.5	11.6

Total: Financial guaranty upfront gross written premiums ("GWP")	74.3	207.7
Plus: Financial guaranty installment adjustment	17.8	27.1

Total GWP	$92.1	$234.8

 Financial Strength Ratings

        Debt obligations guaranteed by AGL's insurance subsidiaries are generally awarded debt credit ratings that are the same rating as the financial strength rating of the AGL subsidiary that has guaranteed that obligation.

        As of April 30, 2010, the following insurance subsidiaries of AGL were rated AAA (negative outlook) by Standard & Poor's Ratings Services ("S&P") and Aa3 (negative outlook) by Moody's Investors Service, Inc. ("Moody's"):

  •
  AGC

  •
  Assured Guaranty (UK) Ltd. ("AGUK")

  •
  AGM

  •
  Assured Guaranty (Europe) Ltd. (formerly Financial Security Assurance (U.K.) Limited, "AGE")

  •
  FSA Insurance Company ("FSAIC")

  •
  Financial Security Assurance International Ltd. ("FSA International").

        AG Re and its subsidiaries Assured Guaranty Re Overseas Ltd. ("AGRO") and Assured Guaranty Mortgage Insurance Company ("AGMIC") were each rated AA (stable) by S&P and A1 (negative outlook) by Moody's. AAA (Extremely Strong) rating is the highest ranking and AA (Very Strong) is the third highest ranking of the 22 ratings categories used by S&P. Aa3 (Excellent) is the fourth highest ranking and A1 (Good) is the fifth highest ranking of 21 ratings categories used by Moody's.

        All of these ratings are subject to continuous review and there can be no assurance that rating agencies will not take action on the Company's ratings, including downgrading such ratings. The Company's business and its financial condition has been and will continue to be subject to risk of the global financial and economic conditions that could materially and negatively affect the demand for its products, the amount of losses incurred on transactions it guaranties, and its financial strength ratings.

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

AGMH Acquisition

        On July 1, 2009, the Company completed the AGMH Acquisition. The total purchase price paid by the Company was $546 million in cash and 22.3 million AGL common shares. AGL issued approximately 21.8 million common shares to Dexia, all of which Dexia subsequently sold in a secondary offering that closed in March 2010.

        The AGMH Acquisition excluded AGMH's former financial products segment, which was comprised of its GIC business, its MTN business and the equity payment undertaking agreement in the leveraged lease business. The AGMH subsidiaries that conducted AGMH's financial products business were transferred to Dexia Holdings prior to completion of the AGMH Acquisition. In addition, as further described under "—Liquidity and Capital Resources—Liquidity Arrangements with respect to AGMH's former Financial Products Business," the Company has entered into various agreements with Dexia pursuant to which it has assumed the credit and liquidity risks associated with AGMH's former financial products business.

        The Company has agreed with Dexia Holdings to operate the business of AGM in accordance with the key parameters described. These restrictions will limit the Company's operating and financial flexibility.

        Generally, for three years after the closing of the AGMH Acquisition:

  •
  Unless AGM is rated below A1 by Moody's and AA- by S&P, it will only insure public finance and infrastructure obligations. An exception applies in connection with the recapture of business ceded by AGM to a third party reinsurer under certain circumstances.

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

        On July 1, 2009, consolidated premiums receivable and reinsurance balances payable were recorded at historical value (i.e., the carrying amount on the AGMH balance sheet at June 30, 2009, the date prior to the AGMH Acquisition) in the Company's consolidated balance sheet. Gross and ceded deferred premium revenue represents the stand ready obligation. The carrying value recorded on July 1, 2009 takes into account the total fair value of each financial guaranty contract, including expected losses, on a contract by contract basis, less premiums receivable or premiums payable.

        Incurred losses are recognized in the consolidated statements of operations line item "loss and loss adjustment expenses" at the time that they exceed deferred premium revenue on a contract by contract basis. When a claim payment is made, when there is no loss reserve recorded, it is recorded as a contra deferred premium revenue liability and becomes recognized in the consolidated statements of operations only when the sum of such claim payments and the present value of future expected losses exceeds deferred premium revenue. See "—Losses and Loss Adjustment Expense Reserve."

        This treatment results in a "gross-up" of the Company's consolidated statements of operations in the "net earned premiums" and "loss and loss adjustment expenses" line items because the inception to date expected losses for the AGMH insured portfolio will be earned through premiums earnings, while those same losses will be recognized in loss and loss adjustment expenses ("LAE") over time as the accumulated paid losses in the contra liability account plus future expected losses begin to exceed the deferred premium revenue.

Pro Forma Condensed Combined Financial Information

        The Company has prepared unaudited proforma information which presents the combined results of operations of Assured Guaranty and the Acquired Companies. See Note 2 in "Item 1. Financial Statements". The unaudited pro forma combined financial information is presented for illustrative purposes only and does not indicate the financial results of the combined company had the Companies actually been combined as of January 1, 2009, nor is it indicative of the results of operations in future periods.

Insured Portfolio Profile

        The following table presents the insured portfolio by asset class. It includes all financial guaranty contracts outstanding as of the dates presented, regardless of the form written (i.e. credit derivative form or traditional financial guaranty form).

	As of March 31, 2010		As of December 31, 2009
Sector	Net Par Outstanding	Avg. Rating(1)	Net Par Outstanding	Avg. Rating(1)
	(dollars in millions)
Public Finance:
U.S.:
General obligation	$181,262	A+	$178,384	A+
Tax backed	84,411	A+	83,029	A+
Municipal utilities	71,326	A	69,578	A
Transportation	36,371	A	35,297	A
Healthcare	22,542	A	22,009	A
Higher education	15,209	A+	15,132	A+
Housing	7,506	AA-	8,524	AA-
Infrastructure finance	4,215	BBB+	3,553	BBB
Investor-owned utilities	1,732	BBB+	1,690	BBB+
Other public finance—U.S.	5,538	A	5,882	A

Total public finance—U.S.	430,112	A+	423,078	A+
Non-U.S.:
Infrastructure finance	15,747	BBB	16,344	BBB
Regulated utilities	13,465	BBB+	13,851	BBB+
Pooled infrastructure	4,140	AA	4,404	AA
Other public finance—non-U.S.	8,054	AA-	8,176	AA-

Total public finance—non-U.S.	41,406	A-	42,775	A-

Total public finance	471,518	A	465,853	A
Structured Finance:
U.S.:
Pooled corporate obligations	72,886	AAA	74,333	AAA
Residential mortgage-backed and home equity	28,290	BB	29,176	BB+
Financial products	9,653	AA-	10,251	AA-
Consumer receivables	7,367	A+	8,873	A+
Commercial mortgage-backed securities	7,358	AAA	7,410	AAA
Structured credit	2,547	A-	2,607	A-
Commercial receivables	2,392	BBB+	2,482	BBB+
Insurance securitizations	1,651	A+	1,651	A+
Other structured finance—U.S.	1,400	A+	1,518	A+

Total structured finance—U.S.	133,544	AA-	138,301	AA-
Non-U.S.:
Pooled corporate obligations	23,659	AAA	24,697	AAA
Residential mortgage-backed and home equity	4,898	AAA	5,227	AAA
Structured credit	1,921	BBB	2,069	BBB
Commercial receivables	1,623	A-	1,872	A-
Insurance securitizations	980	CCC-	981	CCC-
Commercial mortgage-backed securities	696	AA	752	AA
Consumer receivables	161	AAA	—	—
Other structured finance—non-U.S.	465	AA+	670	AAA

Total structured finance—non-U.S.	34,403	AA+	36,268	AA+

Total structured finance	167,947	AA-	174,569	AA-

Total net par outstanding	$639,465	A+	$640,422	A+

(1)
Represents the Company's internal rating. The Company's ratings scale is similar to that used by the nationally recognized rating agencies.

        The March 31, 2010 amounts above include $87.5 billion of AGM structured finance net par outstanding. AGM has not insured a mortgage-backed transaction since January 2008 and announced its complete withdrawal from the structured finance market in August 2008. The structured finance transactions that remain in AGM's insured portfolio are of double-A average underlying credit quality. Management expects AGM's structured finance portfolio to run-off rapidly: 18% by year-end 2010, 50% by year end 2012, and 83% by year-end 2015.

        The following table presents the insured portfolio by rating:

	As of March 31, 2010		As of December 31, 2009
Ratings(1)	Net Par Outstanding	% of Net Par Outstanding	Net Par Outstanding	% of Net Par Outstanding
	(dollars in millions)
Super senior	$34,830	5.4%	$43,353	6.8%
AAA	64,226	10.0	59,786	9.3
AA	198,699	31.1	196,859	30.7
A	236,950	37.1	233,200	36.4
BBB	79,222	12.4	82,059	12.8
Below investment grade ("BIG")	25,538	4.0	25,165	4.0

Total exposures	$639,465	100.0%	$640,422	100.0%

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

        The table above presents par outstanding net of cessions to reinsurers. See Note 12 in "Item 1. Financial Statements" for information related to reinsurers.

  Significant Risk Management Activities

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

        While the Board of Directors has the ultimate oversight responsibility for the risk management process, various committees of the Board also have responsibility for risk assessment and risk management. The Risk Oversight Committee of the Board of Directors oversees the standards, controls, limits, guidelines and policies that the Company establishes and implements in respect of credit underwriting and risk management. It focuses on management's assessment and management of both (i) credit risks and (ii) other risks, including, but not limited to, financial, legal and operational risks, and risks relating to the Company's reputation and ethical standards. In addition, the Audit Committee of the Board of Directors is responsible for, among other matters, reviewing policies and processes related to the evaluation of risk assessment and risk management, including the Company's major financial risk exposures and the steps management has taken to monitor and control such exposures. It also reviews compliance with legal and regulatory requirements.

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

  •
  Workout Committee—This committee receives reports from Surveillance and Workout personnel on transactions that might benefit from active loss mitigation and develops and approves loss mitigation strategies for such transactions.

  •
  Reserve Committee—This committee is composed of the US Reserve Committee and the AG Re Reserve Committee. Both committees review the reserve methodology and assumptions for each major asset class or significant BIG deal, as well as the loss projection scenarios used and the probability weights assigned to those scenarios. The US Reserve Committee establishes reserves for AGC and AGM, taking into consideration the supporting information provided by Surveillance personnel. It is composed of the President and Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, General Counsel, Chief Accounting Officer and Chief Surveillance Officer and Chief Actuary of AGC and AGM. The AG Re Reserve Committee is composed of the President, Chief Credit Officer and Financial Controller of AG Re. The AG Re Reserve Committee reviews its reserving methodology with the AG Re board of directors.

        Surveillance personnel are responsible for monitoring and reporting on all transactions in the insured portfolio, including exposures in both financial guaranty insurance and credit derivative form. The primary objective of the surveillance process is to monitor trends and changes in transaction credit quality, detect any deterioration in credit quality, and recommend to management such remedial actions as may be necessary or appropriate. All transactions in the insured portfolio are assigned internal credit ratings, and Surveillance personnel are responsible for recommending adjustments to those ratings to reflect changes in transaction credit quality.

        Work-out personnel are responsible for managing work-out and loss situations. They develop strategies designed to enhance the ability of the Company to enforce its contractual rights and remedies and to mitigate its losses, engage in negotiation discussions with transaction participants and, when necessary, manage the Company's litigation proceedings.

        The Company segregates its insured portfolio of investment grade ("IG") and BIG risks into surveillance categories to facilitate the appropriate allocation of resources to monitoring and loss mitigation efforts and to aid in establishing the appropriate cycle for periodic review for each exposure. BIG credits include all credits internally rated lower than BBB-. The Company's internal credit ratings are based on the Company's internal assessment of the likelihood of default. The Company's internal credit ratings are expressed on a ratings scale similar to that used by the rating agencies and are generally reflective of an approach similar to that employed by the rating agencies.

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

Net Par Outstanding for Below Investment Grade Credits

	As of March 31, 2010
	Net Par Outstanding
Description	Financial Guaranty	Credit Derivatives	Total	% of Total Net Par Outstanding	Number of Credits in Category
	(dollars in millions)
BIG:
Category 1	$4,226	$1,926	$6,152	1.0%	106
Category 2	6,748	4,654	11,402	1.8	232
Category 3	6,615	1,369	7,984	1.2	48

Total BIG	$17,589	$7,949	$25,538	4.0%	386

Results of Operations

Estimates and Assumptions

        The Company's consolidated financial statements include amounts that, either by their nature or due to GAAP requirements, are determined using estimates and assumptions. The actual amounts realized could ultimately be materially different from the amounts currently provided for in the

Company's unaudited interim consolidated financial statements. Management believes the items requiring the most inherently subjective and complex estimates to be

  •
  reserves for losses and LAE including assumptions for breaches of representations and warranties,

  •
  fair value of credit derivatives,

  •
  fair value of CCS,

  •
  valuation of investments,

  •
  other-than-temporary impairment ("OTTI") of investments,

  •
  DAC,

  •
  deferred income taxes,

  •
  share based compensation, and

  •
  premium revenue recognition and premiums receivable.

        An understanding of the Company's accounting policies for these items is of critical importance to understanding its consolidated financial statements. See Note 3 in "Item 1. Financial Statements" for a discussion of significant accounting policies and fair value methodologies. The following discussion of the consolidated and segment results of operations includes information regarding the estimates and assumptions used for these items and should be read in conjunction with the notes to the Company's unaudited interim consolidated financial statements.

Analysis of Consolidated Statements of Operations

        The following table presents summary consolidated results of operations data for the three months ended March 31, 2010 and 2009. Comparability of periods presented is affected by the inclusion of AGMH results in 2010 and the adoption of new accounting guidance requiring the consolidation of certain VIEs previously accounted for as financial guaranty insurance.

 Summary Consolidated Results

	Three Months Ended December 31
	2010	2009
	(in millions)
Revenues:
Net earned premiums	$319.6	$148.4
Net investment income	84.3	43.6
Net realized investment gains (losses)	9.4	(17.1)
Change in fair value of credit derivatives:
Realized gains and other settlements	26.7	20.6
Net unrealized gains	252.1	27.0

Net change in fair value of credit derivatives	278.8	47.6
Fair value gain (loss) on committed capital securities	(1.3)	19.7
Financial guaranty variable interest entities revenues	4.2	—
Other income	(11.1)	0.9

Total revenues	683.9	243.1

Expenses:
Loss and loss adjustment expenses	130.5	79.8
Amortization of deferred acquisition costs	8.2	23.4
AGMH acquisition-related expenses	4.0	4.6
Interest expense	25.1	5.8
Financial guaranty variable interest entities expenses	14.8	—
Other operating expenses	64.4	29.4

Total expenses	247.0	143.0

Income before provision for income taxes	436.9	100.1
Provision for income taxes	114.9	14.6

Net income	322.0	85.5
Less: Noncontrolling interest of variable interest entities	—	—

Net income attributable to Assured Guaranty Ltd.	$322.0	$85.5

  Net Earned Premiums

Net Earned Premiums

	Three Months Ended March 31
	2010	2009
	(in millions)
Financial guaranty direct:
Public finance
Scheduled premiums	$80.6	$11.9
Refundings and accelerations, net	14.5	73.6

Total public finance	95.1	85.5
Structured Finance
Scheduled premiums(1)	206.4	16.0
Refundings and accelerations, net	(0.9)	—

Total structured finance	205.5	16.0

Total financial guaranty direct	300.6	101.5
Financial guaranty reinsurance:
Public finance
Scheduled premiums	8.2	18.1
Refundings and accelerations, net	1.8	16.7

Total public finance	10.0	34.8
Structured Finance
Total structured finance	8.4	11.4

Total financial guaranty reinsurance	18.4	46.2
Other	0.6	0.7

Total net earned premiums	$319.6	$148.4

(1)
Excludes $6.0 million in First Quarter 2010 in premiums earned related to consolidated VIEs.

        The increase in financial guaranty direct net premiums earned in First Quarter 2010 compared to First Quarter 2009 is primarily attributable to the AGMH Acquisition which is included in the financial guaranty direct segment. The decrease in the financial guaranty reinsurance premiums is due mainly to reallocation of AG Re's assumed book of business from AGMH from the financial guaranty reinsurance segment to the financial guaranty direct segment, runoff of the existing book of business and lack of new business in 2010.

        At March 31, 2010, the Company had $7.2 billion of remaining deferred premium revenues to be earned over the life of its contracts. Due to the runoff of AGMH's unearned premiums, which include purchase accounting adjustment, earned premiums is expected to decrease in each year unless replaced by new business.

  Net Investment Income

Net Investment Income

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Income from fixed maturity securities	$87,140	$43,479
Income from short-term investments	(368)	1,075

Gross investment income	86,772	44,554
Investment expenses	(2,470)	(953)

Net investment income	$84,302	$43,601

        Investment income is a function of the yield that the Company earns on invested assets. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the invested assets. Pre-tax yields to maturity were 3.52% and 5.0% as of March 31, 2010 and 2009, respectively. Although pre-tax yields decreased, net investment income increased significantly due to the addition of AGMH's $5.8 billion in invested assets as of July 1, 2009.

        In accordance with acquisition accounting requirements, the amortized cost basis of investments acquired in the AGMH Acquisition at the closing date was equal to the fair value at such date. At the Acquisition Date, the net premium to par of $59.1 million will be amortized to net investment income over the remaining term to maturity of each of the investments.

  Net Realized Investment Gains (Losses)

Net Realized Investment Gains (Losses)

	Three Months Ended March 31,
	2010	2009
	(in millions)
OTTI losses	$(1.2)	$(18.4)
Less: portion of OTTI loss recognized in other comprehensive income	(0.7)	—

Subtotal	(0.5)	(18.4)
Other net realized investment gains (losses)	9.9	1.3

Total realized investment gains (losses)	$9.4	$(17.1)

Net realized investment gains (losses), net of related income taxes	$6.7	$(17.1)

        The Company's $0.5 million of OTTI losses for First Quarter 2010 included losses on mortgage-backed securities and municipal securities. The First Quarter 2010 OTTI represents the sum of the credit component of the securities for which we determined the unrealized loss to be other-than-temporary and the entire unrealized loss related to securities the Company intends to sell. The Company continues to monitor the value of these investments. Future events may result in further impairment of the Company's investments. The Company recognized $18.4 million of OTTI losses substantially related to mortgage-backed and corporate securities in First Quarter 2009 primarily due to the fact that it did not have the intent to hold these securities until there was recovery in their value.

        The Company adopted new GAAP guidance on April 1, 2009, which prescribed bifurcation of credit and non-credit related OTTI in realized loss and OCI, respectively. Prior to April 1, 2009, the entire unrealized loss on OTTI securities was recognized in the consolidated statements of operations. Subsequent to that date, only the credit component of the unrealized loss on OTTI securities was recognized in the consolidated statements of operations.

  Net Change in Fair Value of Credit Derivatives

Net Change in Fair Value of Credit Derivatives

	Three Months Ended March 31,
	2010	2009
	(in millions)
Realized gains on credit derivatives(1)	$54.7	$29.7
Credit impairment on credit derivatives	(76.4)	(1.0)
Net unrealized gains (losses), excluding credit impairment	300.5	18.9

Net change in fair value	$278.8	$47.6

(1)
Comprised of fees on credit derivatives and ceding commissions.

        The increase in realized gains on credit derivatives in First Quarter 2010 compared to First Quarter 2009 was due primarily to the addition of earnings on the acquired AGMH portfolio of credit derivatives. Losses incurred on credit derivatives in First Quarter 2010 were primarily due to losses in TruPS and U.S. RMBS sectors. The First Quarter 2010 net unrealized gain, excluding credit impairment, was primarily due to tightening of market credit spreads.

        Cumulative fair value gains (losses) determined on a contract by contract basis, are reflected as either assets or liabilities in the Company's consolidated balance sheets. Unrealized gains and losses resulting from changes in the fair value of credit derivatives, excluding credit impairment, occur because of changes in interest rates, credit spreads, the credit ratings of the referenced entities, the Company's credit rating and other market factors. The unrealized gains (losses) on credit derivatives excluding credit impairment, is expected to reduce to zero as the exposure approaches its maturity date, unless there is a payment default on the exposure or early termination. In the event that the Company terminates a credit derivative contract prior to maturity, the resulting gain or loss will be realized through net change of fair value of credit derivatives. Changes in the fair value of the Company's credit derivatives that do not reflect actual or expected claims or credit losses have no impact on the Company's claims paying resources, rating agency capital or regulatory capital positions.

        The First Quarter 2010 unrealized gain on credit derivatives was primarily due to the increased cost to buy protection in AGC's name as the market cost of AGC's credit protection increased. This led to lower implied premiums on several Subprime RMBS and TruPS transactions. The change in fair value for First Quarter 2009 was attributable to spreads widening, partially offset by the higher credit risk of the Company as indicated by the cost of credit protection on us, which increased from 1,775 basis points at December 31, 2008 to 3,847 basis points at March 31, 2009. With considerable volatility continuing in the market, the fair value adjustment amount is expected to fluctuate significantly in future periods.

 Effect of Company's Credit Spread on Credit Derivatives Fair Value

	As of March 31, 2010	As of December 31, 2009
	(dollars in millions)
Quoted price of credit default swap ("CDS") contract (in basis points):
AGC	734	634
AGM	468	541
Fair value of CDS contracts:
Before considering implication of the Company's credit spreads	$(5,253.5)	$(5,830.8)
After considering implication of the Company's credit spreads	$(1,284.9)	$(1,542.1)

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

        The Company does not typically exit its credit derivative contracts and there are typically no quoted prices for its instruments or similar instruments. Observable inputs other than quoted market prices exist; however, these inputs reflect contracts that do not contain terms and conditions similar to those in the credit derivatives issued by the Company. Therefore, the valuation of the Company's credit derivative contracts requires the use of models that contain significant, unobservable inputs. Thus, management believes that the Company's credit derivative contract valuations are in Level 3 in the fair value hierarchy. See Note 9 in "Item 1. Financial Statements".

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

        Market conditions at March 31, 2010 were such that market prices for the Company's CDS contracts were not generally available. Where market prices were not available, the Company used proprietary valuation models that used both unobservable and observable market data inputs such as various market indices, credit spreads, the Company's own credit spread, and estimated contractual payments to estimate the fair value of its credit derivatives. These models are primarily developed internally based on market conventions for similar transactions.

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

        Valuation models include the use of management estimates and current market information. Management is also required to make assumptions on how the fair value of credit derivative instruments is affected by current market conditions. Management considers factors such as current prices charged for similar agreements, performance of underlying assets, life of the instrument, and the extent of CDS exposure the Company ceded under reinsurance agreements, and the nature and extent of activity in the financial guaranty credit derivative marketplace. The assumptions that management uses to determine its fair value may change in the future due to market conditions. Due to the inherent uncertainties of the assumptions used in the valuation models to determine the fair value of these credit derivative products, actual experience may differ from the estimates reflected in the Company's unaudited interim consolidated financial statements and the differences may be material.

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

        The table below presents management's estimates of expected claim payments related to BIG credit impaired CDS. Expected loss to be paid represents the present value of future net cash outflows and includes a benefit for breaches of representations and warranties of approximately $57.0 million. The assumptions used to calculate the present value expected losses for credit derivatives are consistent with the assumptions used for BIG transactions written in financial guaranty insurance form as discussed below in "—Loss and Loss Adjustment Expense Reserves".

	Expected Loss to be Paid as of December 31, 2009	Loss Development	Less: Paid Losses	Expected Loss to be Paid as of March 31, 2010(1)
	(in thousands)
U.S. RMBS:
First Lien:
Alt-A First lien	$141,033	$33,582	$20	$174,595
Alt-A Options ARM	131,351	(2,073)	26,009	103,269
Subprime	73,314	15,126	795	87,645

Total First Lien	345,698	46,635	26,824	365,509
Second Lien:
CES	44,753	(7,588)	—	37,165

Total Second Lien	44,753	(7,588)	—	37,165

Total US RMBS	390,451	39,047	26,824	402,674
Other structured finance	89,671	39,781	833	128,619
Public Finance	302	526	356	472

Total	$480,424	$79,354	$28,013	$531,765

(1)
The Company expects approximately $63.0 million in present value of future installment revenues to offset these expected loss payments.

  Fair Value Gain (Loss) on Committed Capital Securities

        CCS consist of committed preferred trust securities which allow AGC and AGM to issue preferred stock to trusts created for the purpose of issuing such securities investing in high quality investments and selling put options to AGC and AGM in exchange for cash. The fair value of CCS represents the difference between the present value of remaining expected put option premium payments under the AGC's CCS (the "AGC CCS Securities") and AGM Committed Preferred Trust Securities (the "AGM CPS Securities") agreements and the value of such estimated payments based upon the quoted price for such premium payments as of the reporting dates (see Note 17 in "Item 1. Financial Statements"). Changes in fair value of this financial instrument are included in the consolidated statement of operations. The significant market inputs used are observable; therefore, the Company classified this fair value measurement as Level 2.

Unrealized Gain (Loss) on Committed Capital Securities

	As of March 31, 2010	As of December 31, 2009
	(in millions)
AGC CCS Securities	$5.4	$4.0
AGM CPS Securities	2.9	5.5

Total	$8.3	$9.5

 Change in Unrealized Gain (Loss) on Committed Capital Securities

	Three Months Ended March 31,
	2010	2009
	(in millions)
AGC CCS Securities	$1.4	$19.7
AGM CPS Securities	(2.7)	—

Total	$(1.3)	$19.7

  Other Income and Other Operating Expenses

        The following tables show the components of "other income" and segregate the components of operating expenses not considered in underwriting gains (losses) in segment disclosures in Note 21 in "Item 1. Financial Statements". Other income in First Quarter 2010 includes foreign exchange revaluation losses on premium receivable balances partially offset by gains on reassumptions and other miscellaneous fees earned.

Other Income

	Three Months Ended March 31,
	2010	2009
	(in millions)
Foreign exchange loss on revaluation of premium receivable	$(31.1)	$—
Other	18.2	0.9

Other income included in underwriting gain (loss)	(12.9)	0.9
SERP(1)	1.8	—

Other income	$(11.1)	$0.9

Other Operating Expenses

	Three Months Ended March 31,
	2010	2009
	(in millions)
Other operating expenses	$64.4	$29.4
Less: CCS premium expense	2.6	1.4
Less: SERP	1.8	—

Other operating expenses included in underwriting gain (loss)	$60.0	$28.0

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

        The increase in other operating expenses for First Quarter 2010 compared to First Quarter 2009 was mainly due to the addition of other operating expenses of AGMH. The CCS Premium expense reflects the put option premiums associated with AGC's CCS and the AGM CPS Securities. The increase in expenses is primarily attributable to the inclusion of AGMH expenses in 2010.

  Accounting for Share-Based Compensation

Share-Based Compensation Summary

	Three Months Ended March 31,
	2010	2009
	(in millions)
Share-based compensation cost before the effects of deferred acquisition costs, pre tax	$7.0	$4.3
Share-based compensation cost, before the effects of deferred acquisition costs, after-tax	5.6	3.5
Share based compensation expense for retirement-eligible employees, pre-tax	4.6	2.0
Share based compensation expense for retirement-eligible employees, after-tax	3.8	1.8

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

	Three Months Ended March 31,
	2010	2009
	(in millions)
Performance Retention Plan expense, pre-tax	$8.0	$5.2
Performance Retention Plan expense, after-tax	5.5	4.4
Performance Retention Plan expense for retirement-eligible employees, pre-tax	6.0	4.3

  Loss and Loss Adjustment Expense Reserves

        The following table presents the loss and LAE related to financial guaranty contracts, other than those written in credit derivative form.

Loss and Loss Adjustment Expenses (Recoveries)
By Type

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Financial Guaranty:
U.S. RMBS:
First Lien:
Prime First lien	$62	$519
Alt-A First lien	5,431	151
Alt-A Options ARM	44,434	(74)
Subprime	24,713	811

Total First Lien	74,640	1,407
Second Lien:
Closed end second lien ("CES")	4,345	1,998
Home equity lines of credit ("HELOC")	23,620	18,520

Total Second Lien	27,965	20,518

Total U.S. RMBS	102,605	21,925
Other structured finance	10,168	4,822
Public Finance	27,691	21,707

Total Financial Guaranty	140,464	48,454
Other	18	31,300

Subtotal	140,482	79,754
Losses incurred on consolidated financial guaranty VIEs	(9,981)	—

Total loss and loss adjustment expenses	$130,501	$79,754

        The increase in losses incurred for financial guaranty contracts accounted for as insurance contracts in First Quarter 2010 compared to First Quarter 2009 is primarily driven by adverse development on first lien U.S. RMBS exposures. Positive or adverse development does not emerge in net income until expected losses exceed the deferred premium revenue on a contract by contract basis. As a result of the application of acquisition accounting related to the AGMH Acquisition, financial guaranty policies acquired in that transaction were recorded on the consolidated balance sheet on the Acquisition Date at fair value, resulting in the recording of higher unearned premium reserves than similar contracts in the pre-existing AGC and AG Re book of business due to the deterioration in the performance of certain insured transaction as well as changed market conditions. Accordingly, the Company will recognize loss and LAE earlier on a legacy AGC or AG Re policy compared to an identical policy in the AGM portfolio because its recorded unearned premium reserve is lower. See Note 7 in "Item 1. Financial Statements".

        Loss and LAE increases in First Quarter 2010 were mainly related to rising delinquencies, defaults and foreclosures in RMBS transactions.

        Loss and LAE for First Quarter 2009 were $79.8 million. Loss and LAE for the financial guaranty direct segment were $11.7 million in First Quarter 2009 and mainly related to HELOC and other RMBS exposures. The financial guaranty reinsurance segment loss and LAE were $36.8 million in First Quarter 2009 and included $22.1 million related to our HELOC and RMBS exposures, and $8.1 million related to the Jefferson County public finance transaction. Loss and LAE in the former mortgage guaranty segment was $31.3 million primarily due to a loss reserve estimate related to an arbitration proceeding.

        The following table provides information on BIG financial guaranty insurance and reinsurance contracts. See "—Significant Risk Management Activities."

Financial Guaranty BIG Transaction Loss Summary
March 31, 2010

	BIG Categories
	BIG 1	BIG 2	BIG 3	Total
	(dollars in millions)
Number of risks	90	184	40	314
Remaining weighted-average contract period (in years)	8.9	8.7	9.4	9.0
Gross insured contractual payments outstanding:
Principal	$4,539	$7,047	$7,370	$18,956
Interest	1,600	3,142	1,947	6,689

Total	$6,139	$10,189	$9,317	$25,645

Gross expected cash outflows for loss and LAE	$385.1	$2,376.5	$1,797.5	$4,559.1
Less:
Gross potential recoveries(1)	411.1	811.5	1,629.3	2,851.9
Discount, net	(27.5)	557.6	155.0	685.1

Present value of expected cash flows for loss and LAE	$1.5	$1,007.4	$13.2	$1,022.1

Deferred premium revenue	$134.0	$1,011.9	$988.6	$2,134.5
Gross reserves (salvage) for loss and loss adjustment expenses reported in the balance sheet	$(12.0)	$203.9	$(97.5)	$94.4
Reinsurance recoverable (payable)	$(3.5)	$4.2	$(2.5)	$(1.8)

(1)
Includes estimated future recoveries for breaches of representations and warranties.

        The Company used weighted-average risk free rates ranging from 0% to 5.32% to discount reserves for loss and LAE as of March 31, 2010.

 Net Losses Paid on Financial Guaranty Insurance Contracts

	Three Months Ended March 31,
	2010	2009
	(in thousands)
U.S. RMBS:
First Lien:
Prime First lien	$—	$—
Alt-A First lien	13,985	—
Alt-A Options ARM	16,413	—
Subprime	869	452

Total First Lien	31,267	452
Second Lien:
CES	20,475	10,265
HELOC	148,979	51,657

Total Second Lien	169,454	61,922

Total US RMBS	200,721	62,374
Other structured finance	3,715	(6,005)
Public Finance	24,455	7,518

Subtotal	228,891	63,887
Losses paid on consolidated financial guaranty VIEs	(17,983)	—

Total	$210,908	$63,887

        Since the onset of the credit crisis in the fall of 2007 and the ensuing sharp recession, the Company has been intensely involved in risk management activities. It's most significant activities have centered on the residential mortgage sector, where the crisis began, but it is also active in other areas experiencing stress. Residential mortgage loans are loans secured by mortgages on one to four family homes. RMBS may be broadly divided into two categories: (1) first lien transactions, which are generally comprised of loans with mortgages that are senior to any other mortgages on the same property, and (2) second lien transactions, which are comprised of loans with mortgages that are often not senior to other mortgages, but rather are second in priority. Both first lien RMBS and second lien RMBS sometimes include a portion of loan collateral with a different priority than the majority of the collateral. The discussion below addressed modeling assumptions and methods used to estimated expected losses. Detailed performance data by RMBS category is included in "—Exposure to Residential Mortgage Backed Securities."

 Financial Guaranty Insurance Exposure on U.S. RMBS Policies

	March 31, 2010
		BIG Net Par Outstanding
	Total Net Par Outstanding
		BIG 1	BIG 2	BIG 3	Total
	(in millions)
First Lien U.S. RMBS:
Prime First Lien	$407	$53	$49	$—	$102
Alt-A First Lien	2,426	237	1,469	163	1,869
Alt-A Options ARM	2,773	584	1,782	252	2,618
Subprime (including net interest margin ("NIMs")	4,882	930	1,524	45	2,499
Second Lien U.S. RMBS:
CES	1,177	120	531	483	1,134
HELOC	5,623	29	104	4,114	4,247

Total	$17,288	$1,953	$5,459	$5,057	$12,469

        In accordance with the Company's standard practices the Company evaluated the most current available information as part of its loss reserving process, including trends in delinquencies and charge-offs on the underlying loans and its experience in requiring providers of representations and warranties to purchase ineligible loans out of these transactions.

  U.S. Second Lien RMBS: CES and HELOCs

        The Company insures two types of second lien RMBS, those secured by HELOCs and those secured by CES mortgages. HELOCs are revolving lines of credit generally secured by a second lien on a one to four family home. A mortgage for a fixed amount secured by a second lien on a one-to-four family home is generally referred to as a CES. The Company has material exposure to second lien mortgage loans originated and serviced by a number of parties, but the Company's most significant second lien exposure is to HELOCs originated and serviced by Countrywide.

        The performance of the Company's HELOC and CES exposures deteriorated beginning in 2007 and transactions, particularly those originated in the period from 2005 through 2007, continue to perform below the Company's original underwriting expectations.

        The following table shows the Company's key assumptions used in its calculation of estimated expected losses for these types of policies as of March 31, 2010 and December 31, 2009:

Key Assumptions in Base Case Expected Loss Estimates
Second Lien RMBS

HELOC Key Variables	March 31, 2010	December 31, 2009
Plateau conditional default rate ("CDR")	11.5 - 38.0%	10.7 - 40.0%
Final CDR trended down to	0.5 - 3.2%	0.5 - 3.2%
Expected Period until Final CDR(1)	21 months	21 months
Initial conditional prepayment rate ("CPR")	0.4 - 13.4%	1.9 - 14.9%
Final CPR	10%	10%
Loss Severity	95%	95%
Future Repurchase of Ineligible Loans	$849 million	$828 million
Initial Draw Rate	0.2 - 4.8%	0.1 - 2.0%

CES Key Variables	March 31, 2010	December 31, 2009
Plateau CDR	21.5 - 44.2%	21.5 - 44.2%
Final CDR Rate trended down to	2.9 - 8.1%	3.3 - 8.1%
Expected Period until Final CDR achieved	21 months	21 months
Initial CPR	0.8 - 3.6%	0.8 - 3.6%
Final CPR	10%	10%
Loss Severity	95%	95%
Future Repurchase of Ineligible Loans	$137 million	$77 million

(1)
Represents assumptions for most heavily weighted scenario.

        The primary driver of the adverse development related to the HELOC and CES sector is significantly higher total pool delinquencies than had been experienced historically. In order to project future defaults in each pool, a CDR is applied each reporting period to various delinquency categories to calculate the projected losses to the pool. First, current representative liquidation rates (the percent of loans in a given delinquency status that are assumed to ultimately default) are used to estimate losses in the first five months from loans that are currently delinquent and then the CDR of the fifth month is held constant for a period of time. Taken together, the first five months of losses plus the period of time for which the CDR is held constant represent the stress period. Once the stress period has elapsed, the CDR is assumed to gradually trend down to its final CDR over twelve months. In the base case as of March 31, 2010, the total time between the current period's CDR and the long-term assumed CDR used to project losses was nine months. At the end of this period, the long-term steady CDRs modeled were between 0.5% and 3.2% for HELOC transactions and between 2.9% and 8.1% for CES transactions. The Company continued to assume an extended stress period based on transaction performance and the continued weakened overall economic environment.

        The assumption for the CPR, which represents voluntary prepayments, follows a similar pattern to that of the CDR. The current CPR is assumed to continue for the stress period before gradually increasing to the final CPR, which is assumed to be 10% for both HELOC and CES transactions. This level is much higher than current rates but lower than the historical average, which reflects the Company's continued uncertainty about performance of the borrowers in these transactions. For HELOC transactions, the draw rate is assumed to decline from the current level to the final draw rate over a period of three months. The final draw rates were assumed to be between 0.1% and 2.4%.

        Performance of the collateral underlying certain securitizations has substantially differed from the Company's original expectations. Employing several loan file diligence firms and law firms as well as internal resources, as of March 31, 2010 the Company had performed a detailed review of approximately 23,000 files, representing nearly $1.8 billion in outstanding par of defaulted second lien loans underlying insured transactions, and identified a material number of defaulted loans that breach representations and warranties regarding the characteristics of the loans such as misrepresentation of income or occupation, undisclosed, debt and the loan not underwritten in compliance with guidelines. The Company continues to review new files as new loans default and as new loan files are made available to it. Following negotiation with the sellers and originators of the breaching loans, as of March 31, 2010 the Company had reached agreement to have $175 million of the second lien loans repurchased. The Company has included in its net expected loss estimates for second liens as of March 31, 2010 an estimated benefit from repurchases of $986.0 million. The amount the Company ultimately recovers related to contractual representations and warranties is uncertain and subject to a number of factors including the counterparty's ability to pay, the number and amount of loans determined to have breached representations and warranties and, potentially, negotiated settlements or litigation. As such, the Company's estimate of recoveries is uncertain and actual amounts realized may differ significantly from these estimates. In arriving at the expected recovery from breaches of representations and warranties the Company considered: the credit worthiness of the provider of representations and warranties, the number of breaches found on defaulted loans, the success rate resolving these breaches with the provider of the representations and warranties and the potential amount of time until the recovery is realized. This calculation involved a variety of scenarios which ranged from the Company recovering substantially all of the losses it incurred due to violations of representations and warranties to the Company realizing very limited recoveries. These scenarios were probability weighted in order to determine the recovery incorporated into the Company's reserve estimate. This approach was used for both loans that had already defaulted and those assumed to default in the future. Recoveries were limited to amounts paid or expected to be paid out by the Company.

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

        The primary drivers of the Company's approach to modeling potential loss outcomes for transactions backed by second lien collateral are to assume a stressed CDR for a selected period of time and a constant 95% severity rate for the duration of the transaction. Sensitivities around the results of these transactions were modeled by varying the length of the stressed CDR, which corresponds to how long the Company assumes the second lien sector remains stressed before a recovery begins and it returns to the long term equilibrium that was modeled when the deal was underwritten. For HELOC and CES, extending the expected period until the CDR begins returning to its long term equilibrium by three months would result in an increase to expected loss of approximately $144 million for HELOC transactions and $18.2 million for CES transactions. Conversely, shortening the time until the CDR begins to return to its long term equilibrium by three months decreases expected loss by approximately $151.1 million for HELOC transactions and $27.2 million for CES transactions.

  U.S. First Lien RMBS: Alt-A, Option ARM, Subprime and Prime

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

        The performance of the Company's first lien RMBS exposures deteriorated during 2007 through First Quarter 2010 and transactions, particularly those originated in the period from 2005 through 2007, continue to perform below the Company's original underwriting expectations. The majority of the projected losses in the First Lien RMBS transactions are expected to come from mortgage loans that are currently delinquent, therefore an increase in delinquent loans beyond those expected last quarter is one of the primary drivers of loss development in this portfolio. Similar to many market participants, the Company applies a liquidation rate assumption to loans in various delinquency categories to determine what proportion of loans in those categories will eventually default.

        The problems affecting the subprime mortgage market have been widely reported, with rising delinquencies, defaults and foreclosures negatively impacting the performance of Subprime RMBS transactions. Those concerns relate primarily to Subprime RMBS issued in the period from 2005 through 2007. As of March 31, 2010, the Company had insured $4.8 billion in net par of Subprime RMBS transactions, of which $4.7 billion was in the financial guaranty direct segment. These transactions benefit from various structural protections, including credit enhancement that in the direct portfolio for the vintages 2005 through 2008 currently averages approximately 31.2% of the remaining insured balance.

        The factors affecting the subprime mortgage market are now affecting Alt-A RMBS transactions, with rising delinquencies, defaults and foreclosures negatively impacting their performance. Those concerns relate primarily to Alt-A RMBS issued in the period from 2005 through 2007. As of March 31, 2010, the Company had insured $2.4 billion in net par of Alt-A RMBS transactions, almost all of which was in the financial guaranty direct segment. These transactions benefit from various structural protections, including credit enhancement that in the direct portfolio for the vintages 2005 through 2007 currently averages approximately 5.5% of the remaining insured balance.

        As has been reported, the problems affecting the subprime mortgage market are affecting Option ARM RMBS transactions, with rising delinquencies, defaults and foreclosures negatively impacting their performance. Those concerns relate primarily to Option ARM RMBS issued in the period from 2005 through 2007. These transactions benefit from various structural protections, including credit enhancement that in the direct portfolio for the vintages 2005 through 2007 currently averages approximately 7.2% of the remaining insured balance.

        The Company also insures one direct prime RMBS transaction rated BIG with a net outstanding par at March 31, 2010 of $49.4 million, which it models as an Alt-A transaction and on which it had gross expected loss, prior to reinsurance or netting of unearned premium, of $0.4 million, and net reserves of $0.3 million. Finally, the Company insures NIM securities with a net par outstanding as of March 31, 2010 of $99.9 million. While these securities are backed by First Lien RMBS, the Company no longer expects to receive any cash flow on the underlying First Lien RMBS and has, therefore, fully reserved for these transactions, with the exception of expected payments of $92.1 million from third parties to cover principal and interest on the NIMs.

        The following table shows the Company's liquidation assumptions for various delinquency categories as of March 31, 2010 and December 31, 2009. The liquidation rate is a standard industry measure that is used to estimate the number of loans in a given aging category that will default within a specified time period. The Company projects these liquidations over two years.

	March 31, 2010	December 31, 2009
30 - 59 Days Delinquent
Alt-A First lien	50%	50%
Alt-A Option ARM	50	50
Subprime	45	45
60 - 89 Days Delinquent
Alt-A First lien	65	65
Alt-A Option ARM	65	65
Subprime	65	65
90—Bankruptcy
Alt-A First lien	75	75
Alt-A Option ARM	75	75
Subprime	70	70
Foreclosure
Alt-A First lien	85	85
Alt-A Option ARM	85	85
Subprime	85	85
Real Estate Owned
Alt-A First lien	100	100
Alt-A Option ARM	100	100
Subprime	100	100

First Lien U.S. RMBS
Future Repurchase of Ineligible Loans

	As of March 31, 2010	As of December 31, 2009
	(in millions)
Future Repurchase of Ineligible Loans	$311.7	$268.0

        Another important driver of loss projections in this area is loss severities, which is the amount of loss the transaction incurs on a loan after the application of net proceeds from the disposal of the underlying property. Loss severities experienced in first lien transactions have reached historical highs, and the Company has been revising its assumptions to match experience. The Company is assuming that loss severities begin returning to more normal levels beginning in March 2011, reducing over two or four years to either 40% or 20 points (e.g. from 60% to 40%) below their initial levels, depending on the scenario.

        The Company increased its initial loss severity assumption this quarter for subprime transactions based on actual loss severity experience in transactions it insures. The following table shows the Company's initial loss severity assumptions as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Alt-A First lien	60%	60%
Alt-A Option ARM	60%	60%
Subprime	75%	70%

        The primary driver of the adverse development related to first lien exposure, as was the case with the Company's second lien transactions, is the result of the continued increase in delinquent mortgages. The Company predicts losses and delinquent loans using liquidation rates, while losses from current loans are determined by applying a CDR trend. For delinquent loans, a liquidation rate is applied to loans in various stages of delinquency to determine the portion of loans in each delinquency category that will eventually default. Then, for each transaction, management calculates the constant CDR that, over the next 24 months, would be sufficient to produce the amount of losses that were calculated to emerge from the various delinquency categories. That CDR plateau is extended another three months, for a total of 27 months, in some scenarios. Each transaction's CDR is calculated to improve over 12 months to an intermediate CDR based upon its CDR plateau, then trail off to its final CDR. The intermediate CDRs modeled were between 0.4% and 6.0% for Alt-A first lien transactions, between 2.6% to 4.8% for Option ARM transactions and between 1.4% and 5.3% for Subprime transactions. The defaults resulting from the CDR after the 24 month period represent the defaults that can be attributed to borrowers that are currently performing.

        The assumption for the CPR follows a similar pattern to that of the CDR. The current level of voluntary prepayments is assumed to continue for the stress period before gradually increasing over 12 months to the final CPR, which is assumed to be either 10% or 15% depending on the scenario run. In the first quarter of 2010, the Company modeled and probability weighted four different scenarios with differing CDR curve shapes, loss severity development assumptions and voluntary prepayment assumptions.

        The performance of the collateral underlying certain of these securitizations has substantially differed from the Company's original expectations. As with the second lien policies, as of March 31, 2010, the Company had performed a detailed review of approximately 4,700 files representing nearly $2.1 billion in outstanding par of defaulted first lien loans underlying insured transactions, and identified a material number of defaulted loans that breach representations and warranties regarding the characteristics of the loans. The Company continues to review new files as new loans default and as new loan files are made available to it. Following negotiation with the sellers and originators of the breaching loans, as of March 31, 2010, the Company had reached agreement to have $30.5 million of first lien loans repurchased. The amount the Company ultimately recovers related to contractual representations and warranties is uncertain and subject to a number of factors including the counterparty's ability to pay, the number and amount of loans determined to have breached representations and warranties and, potentially, negotiated settlements or litigation. As such, the Company's estimate of recoveries is uncertain and actual amounts realized may differ significantly from these estimates. In arriving at the expected recovery from breaches of representations and warranties the Company considered: the credit worthiness of the provider of representations and warranties, the number of breaches found on defaulted loans, the success rate resolving these breaches with the provider of the representations and warranty and the potential amount of time until the recovery is realized. This calculation involved a variety of scenarios which ranged from the Company recovering substantially all of the losses it incurred due to violations of representations and warranties to the Company realizing very limited recoveries. These scenarios were probability weighted in order to determine the recovery incorporated into the Company's reserve estimate. This approach was used for both loans that had already defaulted and those assumed to default in the future. In all cases recoveries were limited to amounts paid or expected to be paid out by the Company.

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

        The Company modeled sensitivities for first lien transactions by varying its assumptions of how fast an economic recovery was expected to occur. The primary variables that were varied when modeling sensitivities were the amount of time until the CDR returned to its modeled equilibrium, which was defined as 5% of the current CDR, and how quickly the stressed loss severity returned to its long term equilibrium, which was approximately a 20 point reduction in the current severity rate. In a stressed economic environment, assuming a slow recovery rate in the performance of the CDR, whereby the CDR rate steps down in five increments over 11.3 years, and a five year period before severity rates return to their normalized rate, the reserves increase by $31.1 million for Alt-A transactions, $126.9 million for Option ARM transactions and $76.6 million for subprime transactions. Conversely, assuming a faster recovery in the performance of the CDR, where the CDR rate steps down in two increments over 8.1 years, and a three year period before severity rates return to their normalized rate, the reserves decrease by approximately $31.9 million for Alt-A transactions, $121.9 million for Option ARM transactions and $39.9 million for subprime transactions.

  "XXX" Life Insurance Transactions

        The Company has insured $2.1 billion of net par in "XXX" life insurance reserve securitization transactions based on discrete blocks of individual life insurance business. In these transactions the monies raised by the sale of the bonds insured by the Company are used to capitalize a special purpose vehicle that provides reinsurance to a life insurer or reinsurer. The monies are invested at inception in accounts managed by third-party investment managers. In order for the Company to incur an ultimate net loss on these transactions, adverse experience on the underlying block of life insurance policies and/or credit losses in the investment portfolio would need to exceed the level of credit enhancement built into the transaction structures.

        The Company's $2.1 billion in net par of XXX Life Insurance transactions includes $1.8 billion in the financial guaranty direct segment. Of the total, $882.5 million was rated BIG by the Company as of March 31, 2010, and corresponded to two transactions. These two XXX transactions had material amounts of their assets invested in US RMBS transactions.

        Based on its analysis of the information currently available, including estimates of future investment performance provided by the current investment manager, projected credit impairments on the invested assets and performance of the blocks of life insurance business at March 31, 2010, the Company's gross expected loss, prior to reinsurance or netting of unearned premium, for its two BIG XXX insurance transactions was $56.2 million and its net reserve was $45.5 million.

        On December 19, 2008, the Company sued J.P. Morgan Investment Management Inc. ("JPMIM"), the investment manager in one of the transactions, which relates to Orkney Re II p.l.c. ("Orkney Re II") in New York Supreme Court ("Court") alleging that JPMIM engaged in breaches of fiduciary duty, gross negligence and breaches of contract based upon its handling of the investments of Orkney Re II. On January 28, 2010 the Court ruled against the Company on a motion to dismiss filed by JPMIM. The Company has filed an appeal.

  Public Finance Transactions

        Public finance net par outstanding represents 74% of total net par outstanding. Within the public finance category, $3.6 billion was rated BIG with the largest BIG exposure described below. The Company has exposure to a public finance transaction for sewer service in Jefferson County, Alabama. The Company's total exposure to this transaction is approximately $583 million of net par, of which $231 million is in the financial guaranty direct segment. The Company has made debt service payments during the year and expects to make additional payments in the near term. The Company is continuing its risk remediation efforts for this exposure.

  Other Sectors and Transactions

        The Company continues to closely monitor other sectors and individual transactions it feels warrant the additional attention, including, as of March 31, 2010, its commercial mortgage exposure of $936.2 million of net par, of which $257.8 million was in the financial guaranty direct segment, its trust preferred securities CDOs exposure of $1.1billion, most of which was in the financial guaranty direct segment, , its student loan exposure of $3.7 billion net par, of which $1.3 billion was in the direct segment, and its U.S. health care exposure of $22.4 billion of net par, of which $20.6 billion was in the financial guaranty direct segment.

  Amortization of Deferred Acquisition Costs

        Acquisition costs associated with insurance and reinsurance contracts, that vary with and are directly related to the production of new business are deferred and then amortized in relation to earned premiums. These costs include direct and indirect expenses such as ceding commissions, and the cost of underwriting and marketing personnel. As of March 31, 2010 and December 31, 2009, the Company had DAC of $244.0 million and $242.0 million, respectively. Net ceding commissions paid or received to primary insurers comprise a significant portion of DAC, constituting 40% and 42% of total DAC as of March 31, 2010 and December 31, 2009, respectively. In the direct segment, management uses its judgment in determining which origination related costs should be deferred, as well as the percentage of these costs to be deferred. The Company annually conducts a study to determine which costs and how much acquisition costs should be deferred. Ceding commissions received on premiums the Company cedes to other reinsurers reduce acquisition costs.

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

        For the three months ended March 31, 2010 and 2009, acquisition costs incurred were $8.2 million and $23.4 million, respectively. The decrease in 2010 was due primarily to reduced refunding and accelerations in First Quarter 2010 compared with First Quarter 2009 and the elimination of commission expense related to business assumed from the Acquired Companies which is now eliminated as an intercompany expense. AGMH DAC was written off on July 1, 2009 and therefore AGMH does not contribute a significant amount to the amortization of DAC line item on the consolidated statements of operations in First Quarter 2010.

  AGMH Acquisition-Related Expenses

        In 2010, AGMH Acquisition related expenses were primarily comprised of consulting fees related to integration efforts. In 2009, AGMH Acquisition related expenses were primarily comprised of legal and underwriting fees.

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

        The U.S. IRS has completed audits of all of the Company's U.S. subsidiaries' federal income tax returns for taxable years through 2001 except for AGMH, which has been audited through 2006. In September 2007, the IRS completed its audit of tax years 2002 through 2004 for Assured Guaranty Overseas US Holdings Inc. ("AGOUS"), which includes Assured Guaranty Overseas US Holdings Inc., AGRO, AGMIC and AG Intermediary Inc. As a result of the audit there were no significant findings and no cash settlements with the IRS. In addition, Assured Guaranty US Holdings Inc. ("AGUS") is under IRS audit for tax years 2002 through the date of the initial public offering ("IPO") as part of the audit of ACE Limited ("ACE"). AGUS includes Assured Guaranty US Holdings Inc., AGC and AG Financial Products and were part of the consolidated tax return of a subsidiary of ACE, for years prior to the IPO as part of the audit of ACE. The Company is indemnified by ACE for any potential tax liability associated with the tax examination of AGUS as it relates to years prior to the IPO. AGUS is currently under audit by the IRS for the 2006 through 2008 tax years.

        Deferred income tax assets and liabilities are established for the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Such temporary differences relate principally to unrealized gains and losses on investments and credit derivatives, DAC, reserves for losses and LAE, unearned premium reserves, net operating loss carry forwards ("NOLs") and statutory contingency reserves. A valuation allowance is recorded to reduce a deferred tax asset to the amount that in management's opinion is more likely than not to be realized. As of March 31, 2010 and December 31, 2009, the Company had a net deferred income tax asset of $1,132.1 million and $1,158.2 million, respectively. As of March 31, 2010, the Company expects NOL of $231.1 million, which expires in 2029, and alternative minimum tax ("AMT") credits of $27.2 million, which never expires, from its AGMH Acquisition. These amounts are calculated based on projections of taxable losses expected to be filed by Dexia for the period ended June 30, 2009. Section 382 of the Internal Revenue Code limits the amounts of NOL and AMT credits the Company may utilize each year. Management believes sufficient future taxable income exists to realize the full benefit of these NOL and AMT amounts.

        As of March 31, 2010 and December 31, 2009, AGRO had a standalone NOL of $49.9 million, which is available to offset its future U.S. taxable income. The Company has $29.2 million of this NOL available through 2017 and $20.7 million available through 2023. AGRO's stand alone NOL is not permitted to offset the income of any other members of AGRO's consolidated group. Under applicable accounting rules, the Company is required to establish a valuation allowance for NOLs that the Company believes are more likely than not to expire before being utilized. Management has assessed the likelihood of realization of all of its deferred tax assets. Based on this analysis, management believes it is more likely than not that $20.0 million of AGRO's $49.9 million NOL will not be utilized before it expires and has established a $7.0 million valuation allowance related to the NOL deferred tax asset. Management believes that all other deferred income taxes are more-likely-than-not to be realized. The valuation allowance is subject to considerable judgment, is reviewed quarterly and will be adjusted to the extent actual taxable income differs from estimates of future taxable income that may be used to realize NOLs or capital losses.

        For the three months ended March 31, 2010 and 2009, income tax expense (benefit) was $114.9 million and $14.6 million and the Company's effective tax rate was 26.3% and 14.6%, respectively. The Company's effective tax rates reflect the proportion of income recognized by each of the Company's operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 35%, UK subsidiaries taxed at the UK marginal corporate tax rate of 28%, and no taxes for the Company's Bermuda holding company and subsidiaries. Accordingly, the Company's overall corporate effective tax rate fluctuates based on the distribution of taxable income across these jurisdictions. First Quarter 2010 has income earned primarily by taxable entities, offset by tax-exempt interest, and is the primary reason for the 26.3% effective tax rate. First Quarter 2009 included

$27.0 million of unrealized gains on credit derivatives, the majority of which is associated with subsidiaries taxed in the U.S., and is the primary reason for the 14.6% effective tax rate.

  Financial Guaranty Variable Interest Entities

        On January 1, 2010, the Company adopted new accounting guidance as required by the Financial Accounting Standards Board that changed how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The new accounting guidance requires the Company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both 1) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance; and 2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, this new accounting guidance requires an ongoing reassessment of whether the Company is the primary beneficiary of a VIE.

        The new accounting guidance mandates the accounting changes prescribed by the statement to be recognized by the Company as a cumulative effect adjustment to retained earnings as of January 1, 2010. The cumulative effect of adopting the new accounting guidance was a $218.1 million after-tax decrease to the opening retained earnings balance due to the consolidation of 21 VIEs at fair value.

Underwriting Gains (Losses) by Segment

        Management uses underwriting gains and losses as the primary measure of each segment's financial performance. The Company manages its business without regards to accounting requirements to consolidate certain VIEs. As a result, underwriting gain or loss includes results of operations as if consolidated VIEs were accounted for as insurance. All segments are reported net of cessions to third party reinsurance.

Underwriting Gain (Loss) by Segment

	Three Months Ended March 31, 2010
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Other	Underwriting Gain (Loss)	Consolidation of VIEs	Total
	(in millions)
Net earned premiums	$306.6	$18.4	$0.6	$325.6	$(6.0)	$319.6
Realized gains on credit derivatives(1)	55.0	(0.3)	—	54.7	—	54.7
Other income	(5.1)	(7.8)	—	(12.9)	—	(12.9)
Loss and loss adjustment (expenses) recoveries	(112.3)	(28.2)	—	(140.5)	10.0	(130.5)
Incurred losses on credit derivatives	(74.6)	(1.8)	—	(76.4)	—	(76.4)
Amortization of deferred acquisition costs	(3.8)	(4.3)	(0.1)	(8.2)	—	(8.2)
Other operating expenses	(49.7)	(9.4)	(0.9)	(60.0)	—	(60.0)

Underwriting gain (loss)	$116.1	$(33.4)	$(0.4)	$82.3

	Three Months Ended March 31, 2009
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Other	Total
	(in millions)
Net earned premiums	$101.5	$46.2	$0.7	$148.4
Realized gains on credit derivatives(1)	28.8	0.9	—	29.7
Other income	0.8	0.1	—	0.9
Loss and loss adjustment (expenses) recoveries	(11.7)	(36.8)	(31.3)	(79.8)
Incurred losses on credit derivatives	(1.4)	0.4	—	(1.0)
Amortization of deferred acquisition costs	(6.2)	(17.1)	(0.1)	(23.4)
Other operating expenses	(20.6)	(6.7)	(0.7)	(28.0)

Underwriting gain (loss)	$91.2	$(13.0)	$(31.4)	$46.8

(1)
Comprised of premiums and ceding commissions.

Reconciliation of Underwriting Gain (Loss)
to Income (Loss) before Income Taxes

	Three Months Ended March 31,
	2010	2009
	(in millions)
Total underwriting gain	$82.3	$46.8
Net investment income	84.3	43.6
Net realized investment gains (losses)	9.4	(17.1)
Unrealized gains on credit derivatives, excluding incurred losses on credit derivatives	300.5	18.9
Fair value gain (loss) on committed capital securities	(1.3)	19.7
Financial guaranty VIE net revenues and expenses	(10.6)	—
Other income	1.8	—
AGMH acquisition-related expenses	(4.0)	(4.6)
Interest expense	(25.1)	(5.8)
Other operating expenses	(4.4)	(1.4)
Elimination of insurance accounts for VIE	4.0	—

Income before provision for income taxes	$436.9	$100.1

        For First Quarter 2010, the financial guaranty direct segment was the largest contributor to underwriting gain (loss). The AGMH Acquisition was the most important contributing factor to the change in the financial guaranty direct and financial guaranty reinsurance segments. AGM is one of AG Re's largest ceding companies and is included in the financial guaranty direct segment in 2010. In 2009, AGM's cessions to AG Re are included in the reinsurance segment. The financial guaranty direct segment consists of the Company's primary financial guaranty insurance business and credit derivative business net of any cessions. AGMH's results are included in the financial guaranty direct segment effective July 1, 2009.

        The Company's financial results include two principal business segments: financial guaranty direct and financial guaranty reinsurance. Management uses underwriting gains and losses as the primary measure of each segment's financial performance.

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

        As an alternative to traditional financial guaranty insurance, credit protection relating to a particular security or obligor may also be provided through a credit derivative contract, such as a CDS. Under the terms of a credit default contract or swap, the seller of credit protection agrees to make a specified payment to the buyer of credit protection if one or more specified credit events occurs with respect to a reference obligation or entity. In general, the credit events specified in the Company's credit derivative contracts are for interest and principal defaults on the reference obligation. One difference between credit derivatives and traditional primary financial guaranty insurance is that credit default protection is typically provided to a particular buyer rather than to all holders of the reference obligation. As a result, the Company's rights and remedies under a credit derivative contract may be different and more limited than on a financial guaranty of an entire issuance. Credit derivatives may be preferred by some investors, however, because they generally offer the investor ease of execution and standardized terms as well as more favorable accounting or capital treatment.

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

        Other includes mortgage guaranty insurance which the Company has not been active in writing new business in this segment since 2007 and other lines in which the Company had participated in prior to its 2004 IPO.

  Financial Guaranty Direct Segment

        Financial guaranty direct segment underwriting gains increased 27.3% in First Quarter 2010 due primarily to increased premiums and realized gains on credit derivatives due to the AGMH Acquisition, offset in part by increased loss and LAE on RMBS exposures and losses incurred on credit derivatives. The financial guaranty direct segment underwriting gains include $31.1 million in losses on foreign exchange revaluation of premium receivables and gains related to the reassumptions of a public finance book of business. In the future, the AGMH portfolio of insured structured finance obligations, including credit derivatives, will generate a declining stream of premium earnings and realized gains on credit derivatives due to AGMH's focus on underwriting public financial obligations.

        PVP in the direct segment declined 39.8% to $78.8 million in First Quarter 2010. The current economic environment has had a significant impact on the demand in both the global structured finance and international infrastructure finance markets for financial guaranties, and it is uncertain when or if demand for financial guaranties will return. The Company has witnessed limited new issuance activity in many markets in which the Company was previously active.

  Financial Guaranty Reinsurance Segment

        Financial guaranty reinsurance segment underwriting loss increased to $33.4 million from $13.0 million due primarily to (1) the reallocation of AGRe's assumed book of AGMH business to the financial guaranty direct segment, (2) the normal runoff of business, (3) the decrease in new business opportunities and (4) losses related to foreign exchange revaluation of premiums receivable.

        There was no PVP in 2010 in the financial guaranty reinsurance segment, however, the Company continues to earn premiums on its existing book of business.

Exposure to Residential Mortgage Backed Securities

        The Company's Surveillance personnel are responsible for monitoring and reporting on all transactions in the insured portfolio. The primary objective of the surveillance process is to monitor trends and changes in transaction credit quality, to detect any deterioration in credit quality and to take such remedial actions as may be necessary or appropriate to mitigate loss. All transactions in the insured portfolio are risk rated, and Surveillance personnel are responsible for recommending adjustments to these ratings to reflect changes in transaction credit quality. In assessing the credit quality of its insured portfolio, the Company takes into consideration a variety of factors. For RMBS exposures, such factors include the amount of credit support or subordination benefiting the Company's exposure, delinquency and loss trends on the underlying collateral, the extent to which the exposure has amortized and the year in which it was insured.

        The Company is also staffed with Work-out personnel who are responsible for managing work-out and loss situations. They develop strategies designed to enhance the ability of the Company to enforce its contractual rights and remedies and to mitigate its losses, engage in negotiation discussions with transaction participants and, when necessary, manage the Company's litigation proceedings.

        The tables below provide information on the risk ratings and certain other risk characteristics of the Company's RMBS, subprime RMBS, CDOs of ABS and Prime exposures as of March 31, 2010.

        Internal ratings in the tables below represent the Company's rating scale which is similar to that used by the nationally recognized rating agencies. The super senior category, which is not generally used by rating agencies, is used by the Company in instances where its AAA-rated exposure has additional credit enhancement due to either (1) the existence of another security rated AAA that is subordinated to the Company's exposure or (2) the Company's exposure benefits from a different form of credit enhancement that would pay any claims first in the event that any of the exposures incurs a loss and such credit enhancement, in management's opinion, causes the Company's attachment point to be materially above the AAA attachment point.

        Net par outstanding in the following tables are based on values as of March 31, 2010. All performance information such as pool factor, subordination, cumulative losses and delinquency is based on March 31, 2010 information obtained from Intex, Bloomberg, and/or provided by the trustee and may be subject to restatement or correction.

        Pool factor in the following tables is the percentage of the current collateral balance divided by the original collateral balance of the transactions at inception.

        Subordination in the following tables represents the sum of subordinate tranches and over-collateralization, expressed as a percentage of total transaction size and does not include any benefit from excess interest collections that may be used to absorb losses. Many of the CES transactions insured by the Company have unique structures whereby the collateral may be written down for losses without a corresponding write-down of the obligations insured by the Company. Many of these transactions are currently under-collateralized, with the principal amount of collateral being less than the principal amount of the obligation insured by the Company. The Company is not required to pay principal shortfalls until legal maturity (rather than making timely principal payments), and takes the under-collateralization into account when estimating expected losses for these transactions.

        Cumulative losses in the following tables are defined as net charge-offs on the underlying loan collateral divided by the original pool balance.

        60+ day delinquencies in the following tables are defined as loans that are greater than 60 days delinquent and all loans that are in foreclosure, bankruptcy or real estate owned ("REO") divided by net par outstanding.

        U.S. Prime First Lien in the tables below include primarily prime first lien plus an insignificant amount of other miscellaneous MBS transactions.

Distribution of U.S. RMBS by Rating and by Segment as of March 31, 2010

Ratings(1):	Direct Net Par Outstanding	%	Reinsurance Net Par Outstanding	%	Total Net Par Outstanding	%
	(dollars in millions)
Super senior	$—	0.0%	$—	0.0%	$—	0.0%
AAA	3,379	12.1	16	3.8	3,395	12.0
AA	2,228	8.0	45	10.8	2,273	8.0
A	2,089	7.5	61	14.7	2,150	7.6
BBB	2,838	10.2	64	15.5	2,902	10.3
BIG	17,342	62.2	228	55.2	17,570	62.1

Total exposures	$27,876	100.0%	$414	100.0%	$28,290	100.0%

Distribution of U.S. RMBS by Rating and Type of Exposure as of March 31, 2010

Ratings(1):	Prime First Lien	CES	HELOC	Alt-A First Lien	Alt-A Option ARMs	Subprime First Lien	NIMs	Total Net Par Outstanding
	(in millions)
Super senior	$—	$—	$—	$—	$—	$—	$—	$—
AAA	164	0	464	111	155	2,500	—	3,395
AA	31	41	516	266	31	1,388	—	2,273
A	24	2	230	109	146	1,640	—	2,150
BBB	85	—	178	1,286	86	1,238	31	2,902
BIG	643	1,214	4,252	5,173	3,342	2,777	167	17,570

Total exposures	$948	$1,258	$5,639	$6,945	$3,759	$9,543	$197	$28,290

Distribution of U.S. RMBS by Year Insured and Type of Exposure as of March 31, 2010

Year insured:	Prime First Lien	CES	HELOC	Alt-A First Lien	Alt-A Option ARMs	Subprime First Lien	NIMs	Total Net Par Outstanding
	(in millions)
2004 and prior	$69	$2	$414	$152	$58	$1,713	$—	$2,408
2005	186	—	1,221	750	177	448	13	2,795
2006	152	466	1,814	544	999	4,168	87	8,230
2007	541	789	2,191	3,318	2,400	3,124	98	12,461
2008	—	—	—	2,181	125	91	—	2,397

Total exposures	$948	$1,258	$5,639	$6,945	$3,759	$9,543	$197	$28,290

Distribution of U.S. RMBS by Rating and Year Insured as of March 31, 2010

Year insured:	Super Senior	AAA Rated	AA Rated	A Rated	BBB Rated	BIG Rated	Total
	(dollars in millions)
2004 and prior	$—	$1,521	$91	$138	$224	$434	$2,408
2005	—	244	118	100	527	1,807	2,795
2006	—	1,316	1,100	1,767	430	3,617	8,230
2007	—	315	753	21	778	10,595	12,461
2008	—	—	212	125	943	1,117	2,397

	$—	$3,395	$2,273	$2,150	$2,902	$17,570	$28,290

% of total	0.0%	12.0%	8.0%	7.6%	10.3%	62.1%	100.0%

Distribution of Financial Guaranty Direct U.S. RMBS by Rating and
Type of Exposure as of March 31, 2010

Ratings:	Prime First Lien	CES	HELOC	Alt-A First Lien	Alt-A Option ARMs	Subprime First Lien	NIMs	Total Net Par Outstanding
	(in millions)
Super senior	$—	$—	$—	$—	$—	$—	$—	$—
AAA	156	—	464	107	155	2,497	—	3,379
AA	2	41	510	263	31	1,380	—	2,228
A	1	—	222	100	145	1,621	—	2,089
BBB	84	—	138	1,273	85	1,228	31	2,838
BIG	640	1,202	4,119	5,164	3,325	2,726	167	17,342

Total exposures	$883	$1,243	$5,454	$6,906	$3,740	$9,453	$197	$27,876

Distribution of Financial Guaranty Direct U.S. RMBS by Year Insured as of March 31, 2010

Year insured:	Prime First Lien	CES	HELOC	Alt-A First Lien	Alt-A Option ARMs	Subprime First Lien	NIMs	Total Net Par Outstanding
	(in millions)
2004 and prior	$7	$—	$321	$116	$57	$1,638	$—	$2,140
2005	183	—	1,161	748	167	447	13	2,717
2006	152	454	1,781	544	991	4,160	87	8,170
2007	541	789	2,191	3,318	2,400	3,124	98	12,461
2008	—	—	—	2,181	125	83	—	2,389

Total exposures	$883	$1,243	$5,454	$6,906	$3,740	$9,453	$197	$27,876

 Distribution of Financial Guaranty Direct U.S. RMBS Net Par Outstanding by Rating and
Year Insured as of March 31, 2010

Year insured:	Super Senior	AAA Rated	AA Rated	A Rated	BBB Rated	BIG Rated	Total
	(dollars in millions)
2004 and prior	$—	$1,505	$46	$76	$162	$350	$2,140
2005	—	244	118	100	524	1,731	2,717
2006	—	1,316	1,100	1,767	430	3,557	8,170
2007	—	315	753	21	778	10,595	12,461
2008	—	—	212	125	943	1,109	2,389

	$—	$3,379	$2,228	$2,089	$2,838	$17,342	$27,876

% of total	0.0%	12.1%	8.0%	7.5%	10.2%	62.2%	100.0%

        The Company has not insured any U.S. RMBS transactions since June 2008.

Distribution of Financial Guaranty Direct U.S. Mortgage-Backed Securities
Insured January 1, 2005 or Later by Exposure Type, Average Pool Factor, Subordination,
Cumulative Losses and 60+ Day Delinquencies as of March 31, 2010

U.S. Prime First Lien

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$183	60.3%	5.2%	0.6%	7.3%	6
2006	152	69.4	7.8	0.0	12.0	1
2007	541	72.9	10.5	1.7	11.9	1
2008	—	—	—	—	—	—

	$876	69.7%	8.9%	1.2%	10.9%	8

U.S. CES

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$—	$—	—%	—%	—%	—
2006	454	25.4	—	52.1	17.0	2
2007	789	32.2	—	55.7	14.5	10
2008	—	—	—	—	—	—

	$1,243	29.7%	0.0%	54.3%	15.5%	12

 U.S. HELOC

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$1,161	23.9%	2.2%	11.6%	12.8%	6
2006	1,781	41.7	2.0	23.2	16.6	7
2007	2,191	54.9	3.5	22.5	8.5	9
2008	—	—	—	—	—	—

	$5,132	43.3%	2.7%	20.3%	12.3%	22

U.S. Alt-A First Lien

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$748	46.0%	12.8%	3.7%	19.8%	21
2006	544	55.0	2.2	9.9	40.3	7
2007	3,318	67.7	10.2	6.1	35.9	12
2008	2,181	62.8	28.5	6.5	30.9	5

	$6,790	62.7%	15.7%	6.3%	32.9%	45

U.S. Alt-A Option ARMs

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$167	33.7%	11.5%	6.3%	41.1%	4
2006	991	62.4	7.9	7.8	52.2	7
2007	2,400	69.6	9.5	7.5	42.4	11
2008	125	69.8	49.5	5.2	35.6	1

	$3,683	66.1%	10.5%	7.5%	44.7%	23

U.S. Subprime First Lien

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$447	36.6%	50.6%	4.5%	42.2%	7
2006	4,160	27.8	60.7	11.8	45.4	4
2007	3,124	63.5	28.5	10.3	51.8	13
2008	83	74.8	34.8	4.5	33.7	1

	$7,815	43.1%	47.0%	10.7%	47.6%	25

        The Company has not insured any U.S. RMBS transactions since June 2008.

Distribution of Financial Guaranty Direct U.S. Mortgage Backed Securities Insured
January 1, 2005 or Later by Exposure Type, Internal Rating, Average Pool Factor , Subordination,
Cumulative Losses and 60+ Day Delinquencies as of March 31, 2010

U.S. Prime First Lien

Ratings:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60 Day Delinquencies	Number of Transactions
	(dollars in millions)
Super senior	$—	—%	—%	—%	—%	—
AAA	152	69.4	7.8	—	12.0	1
AA	—	—	—	—	—	—
A	—	—	—	—	—	—
BBB	84	59.7	3.8	0.3	4.3	3
BIG	640	71.0	9.9	1.6	11.6	4

Total exposures	$876	69.7%	8.9%	1.2%	10.9%	8

U.S. CES

Ratings:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60 Day Delinquencies	Number of Transactions
	(dollars in millions)
Super senior	$—	—%	—%	—%	—%	—
AAA	—	—	—	—	—	—
AA	41	65.0	—	7.8	3.2	1
A	—	—	—	—	—	—
BBB	—	—	—	—	—	—
BIG	1,202	28.5	—	55.9	15.9	11

Total exposures	$1,243	29.7%	—%	54.3%	15.5%	12

U.S. HELOC

Ratings:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60 Day Delinquencies	Number of Transactions
	(dollars in millions)
Super senior	$—	—%	—%	—%	—%	—
AAA	431	76.1	7.9	0.5	1.1	3
AA	510	69.6	10.6	7.1	3.8	2
A	222	65.2	—	5.9	3.3	1
BBB	138	28.2	16.1	7.5	12.1	1
BIG	3,831	35.4	0.7	25.6	15.2	15

Total exposures	$5,132	43.3%	2.7%	20.3%	12.3%	22

 U.S. Alt-A First Lien

Rating:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60 Day Delinquencies	Number of Transactions
	(dollars in millions)
Super senior	$—	—%	—%	—%	—%	—
AAA	20	16.1	45.5	5.8	22.7	2
AA	251	61.0	47.3	9.0	36.5	2
A	100	36.2	27.6	3.9	24.7	1
BBB	1,256	59.5	21.6	5.1	26.8	6
BIG	5,164	64.3	12.4	6.5	34.4	34

Total exposures	$6,790	62.7%	15.7%	6.3%	32.9%	45

U.S. Alt-A Option ARMs

Ratings:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60 Day Delinquencies	Number of Transactions
	(dollars in millions)
Super senior	$—	—%	—%	—%	—%	—
AAA	155	66.5	3.6	9.1	53.5	1
AA	—	—	—	—	—	—
A	133	68.4	47.9	5.2	35.7	2
BBB	70	41.3	21.6	3.4	26.5	2
BIG	3,325	66.5	9.1	7.5	45.1	18

Total exposures	$3,683	66.1%	10.5%	7.5%	44.7%	23

U.S. Subprime First Lien

Ratings:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60 Day Delinquencies	Number of Transactions
	(dollars in millions)
Super senior	$—	—%	—%	—%	—%	—
AAA	1,116	26.8	63.1	11.1	46.3	5
AA	1,380	30.1	57.3	10.8	43.5	2
A	1,557	27.5	61.3	12.2	45.6	1
BBB	1,097	42.8	41.8	9.6	42.1	7
BIG	2,664	65.9	28.6	10.1	53.9	10

Total exposures	$7,815	43.1%	47.0%	10.7%	47.6%	25

 Summary of Relationships with Monolines

        The tables below summarize the exposure to each financial guaranty monoline insurer by exposure category and the underlying ratings of the Company's insured risks.

Summary of Relationships with Monolines

	As of March 31, 2010
	Insured Portfolios
	Assumed Par Outstanding	Second-to-Pay Insured Par Outstanding	Ceded Par Outstanding	Investment Portfolio
	(in millions)
Radian Asset Assurance Inc. ("Radian")	$—	$85	$23,452	$1.5
RAM Re	24	—	14,221	—
Syncora.	947	2,904	4,127	15.8
ACA	2	19	971	—
FGIC	3,895	3,627	256	21.9
MBIA	13,972	12,487	211	1,036.1
Ambac	29,653	8,784	110	759.8
CIFG	12,734	265	73	22.3
Multiple owner	1,754	2,829	—	—

Total	$62,981	$31,000	$43,421	$1,857.4

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

        Ceded par outstanding represents the portion of insured risk ceded to other reinsurers. Under these relationships, the Company cedes a portion of its insured risk in exchange for a premium paid to the reinsurer. The Company remains primarily liable for all risks it directly underwrites and is required to pay all gross claims. It then seeks reimbursement from the reinsurer for its proportionate share of claims. The Company may be exposed to risk for this exposure if were required to pay the gross claims and not be able to collect ceded claims from an assuming company experiencing financial distress. A number of the financial guaranty insurers to which the Company has ceded par has experienced financial distress and been downgraded by the rating agencies as a result. In addition, state insurance regulators have intervened with respect to some of these insurers. For example, Syncora was ordered by the New York Insurance Department in April 2009 to suspend payment of claims and undertake a comprehensive restructuring to remediate its policyholders' surplus deficit and restore its minimum surplus to policyholders. On April 12, 2010, Syncora announced that although it had closed the outstanding transaction that formed part of the restructuring, it was still prohibited by the New York Insurance Department from paying claims because it is currently faced with significant short-term liquidity and surplus issues. More recently, Ambac announced that at the request of the Office of the Commissioner of Insurance of the State of Wisconsin, it had established a segregated account for certain of its liabilities related to credit derivatives, RMBS and other structured finance and public finance transactions and that in conjunction therewith, the Office of the Commissioner of Insurance of the State of Wisconsin has commenced rehabilitation proceedings with respect to liabilities contained in the segregated account in order to facilitate an orderly run-off and/or settlement of those liabilities. In accordance with statutory accounting requirements and U.S. insurance laws and regulations, in order for the Company to receive credit for liabilities ceded to reinsurers domiciled outside of the U.S., such reinsurers must secure their liabilities to the Company. Most of the unauthorized reinsurers in the table above post collateral for the benefit of the Company in an amount at least equal to the sum of their ceded unearned premiums reserve, loss reserves and contingency reserves calculated on a statutory basis of accounting. In the case of CIFG, included in "Other," and Radian, which are authorized reinsurers and, therefore, are not required to post security, their collateral equals or exceeds their ceded statutory loss reserves. Collateral may be in the form of letters of credit or trust accounts. The total collateral posted by all non-affiliated reinsurers as of March 31, 2010 exceeds $1.17 billion.

        Securities within the investment portfolio that are wrapped by monolines may decline in value based on the rating of the monoline.

        The table below presents the insured par outstanding categorized by rating as of March 31, 2010:

Insured Par Outstanding
As of March 31, 2010(1)

	Public Finance					Structured Finance
	AAA	AA	A	BBB	BIG	AAA	AA	A	BBB	BIG	Total
	(in millions)
Radian.	$—	$—	$14	$49	$20	$2	$—	$—	$—	$—	$85
Syncora	—	—	448	964	—	312	347	125	329	379	2,904
ACA	—	13	—	3	3	—	—	—	—	—	19
FGIC	—	171	1,172	879	—	911	200	178	28	88	3,627
MBIA	77	3,147	5,468	1,522	30	—	1,524	42	672	5	12,487
Ambac	18	2,641	3,155	1,220	252	352	63	318	345	420	8,784
CIFG.	—	11	69	140	45	—	—	—	—	—	265
Multiple owner	864	2	1,963	—	—	—	—	—	—	—	2,829

Total	$959	$5,985	$12,289	$4,777	$350	$1,577	$2,134	$663	$1,374	$892	$31,000

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

Operating income

        Operating income is a non-GAAP financial measure defined as net income (loss) attributable to AGL (which excludes noncontrolling interest in consolidated VIEs) adjusted for the following:

  1)
  Elimination of the after-tax realized gains (losses) on the Company's investment portfolios;

  2)
  Elimination of the after-tax non-credit impairment unrealized fair value gains (losses) on credit derivatives accounted for as derivatives, which is the amount in excess of the present value of the expected estimated economic credit losses;

  3)
  Elimination of the after-tax fair value gains (losses) on the Company's CCS; and

  4)
  Elimination of after-tax non-economic fair value adjustments and net interest margin of consolidated financial guaranty VIEs.

        Management believes that operating income is a useful measure for management, investors and analysts because the presentation of operating income clarifies the understanding of the Company's results of operations by highlighting the underlying profitability of its business. Realized gains and losses on the Company's investment portfolios are excluded from operating income because the timing and amount of realized gains and losses are not directly related to the Company's insurance businesses. Non-credit impairment unrealized fair value gains and losses on credit derivatives as well as fair value gains and losses on the Company's committed capital securities and fair value adjustments and net interest margin of financial guaranty VIEs are excluded from operating income because these gains and losses do not result in an economic gain or loss and are heavily affected by, and fluctuate, in part, according to changes in market interest rates, credit spreads and other factors. Operating income should not be viewed as a substitute for net income (loss) determined in accordance with GAAP.

Adjusted Book Value

        ABV is a non-GAAP financial measure calculated as shareholders' equity attributable to AGL (which excludes noncontrolling interest in consolidated entities) adjusted for the following:

  1)
  Elimination of after-tax non-economic fair value adjustments of consolidated financial guaranty VIEs;

  2)
  Elimination of the after-tax non-credit impairment unrealized fair value gains (losses) on credit derivatives accounted for as derivatives, which is the amount in excess of the present value of the expected estimated economic credit losses;

  3)
  Elimination of the after-tax fair value gains (losses) on the Company's CCS;

  4)
  Elimination of the after-tax unrealized gains (losses) on the Company's investment portfolios, recorded as a component of accumulated comprehensive income, excluding foreign exchange revaluation;

  5)
  Elimination of after-tax DAC;

  6)
  Addition of the after-tax net present value of estimated future credit derivative revenue, net of reinsurance, ceding commissions and premium taxes in excess of expected losses, discounted at 6% and the addition of the after-ax value of net unearned revenue on credit derivatives; and

  7)
  Addition of the after-tax value of the net unearned premium reserve on financial guaranty contracts in excess of net expected loss to be expensed;

        Management believes that adjusted book value is a useful measure for management, investors and analysts because the calculation of adjusted book value permits an evaluation of the net present value of the Company's in force premiums and shareholders' equity. The premiums included in adjusted book value will be earned in future periods, but may differ materially from the estimated amounts used in determining current adjusted book value due to changes in market interest rates, foreign exchange rates, refinancing or refunding activity, prepayment speeds, policy changes or terminations, credit defaults and other factors. This measure should not be viewed as a substitute for shareholders' equity attributable to AGL determined in accordance with GAAP.

PVP or present value of new business production

        PVP is a non-GAAP financial measure defined as gross upfront and installment premiums received and the present value of gross estimated future installment premiums, on insurance and credit derivative contracts written in the current period, discounted at 6%. Management believes that PVP is a useful measure for management, investors and analysts because it permits the evaluation of the value of new business production for Assured Guaranty by taking into account the value of estimated future installment premiums on all new contracts underwritten in a reporting period, whether in insurance or credit derivative contract form, which GAAP gross premiums written and the net credit derivative premiums received and receivable portion of net realized gains and other settlement on credit derivatives ("Credit Derivative Revenues") do not adequately measure. For purposes of the PVP calculation, management discounts estimated future installment premiums on insurance contracts at 6%, while under GAAP, these amounts are discounted at a risk free rate. Additionally, under GAAP, management records future installment premiums on financial guaranty insurance contracts covering non-homogeneous pools of assets based on the contractual term of the transaction, whereas for PVP purposes, management records an estimate of the future installment premiums the Company expects to receive, which may be based upon a shorter period of time than the contractual term of the transaction. Actual future net earned or written premiums and Credit Derivative Revenues may differ from PVP due to factors including, but not limited to, prepayments, amortizations, refundings, contract terminations or defaults that may or may not result from changes in market interest rates, foreign exchange rates, refinancing or refundings, prepayment speeds, policy changes or terminations, credit defaults or other factors. PVP should not be viewed as a substitute for gross written premiums determined in accordance with GAAP.

Liquidity and Capital Resources

Liquidity Requirements and Sources

  AGL

        AGL's liquidity is largely dependent upon: (1) the ability of its operating subsidiaries to pay dividends or make other payments to AGL and (2) its access to external financings. AGL's liquidity requirements include the payment of operating expenses, interest on debt and dividends on common shares. AGL may also require liquidity to make periodic capital investments in its operating subsidiaries. In the ordinary course of business, the Company evaluates its liquidity needs and capital resources in light of holding company expenses and dividend policy, as well as rating agency considerations. Management believes that AGL will have sufficient liquidity to satisfy its needs over the next twelve months, including the ability to pay dividends on AGL common shares. Total cash paid in the three months ended March 31, 2010 and 2009 for dividends to shareholders was $8.3 million, or $0.045 per common share, and $4.1 million, or $0.045 per common share, respectively. The Company anticipates that for the next twelve months, amounts paid by AGL's operating subsidiaries as dividends will be a major source of its liquidity. It is possible that AGL or its subsidiaries in the future may need to seek additional external debt or equity financing in order to meet its obligations. External sources of financing may or may not be available to the Company, and if available, the cost of such financing may be higher than the Company's current level.

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

        Beyond the next 12 months, the ability of the operating subsidiaries to declare and pay dividends may be influenced by a variety of factors, including market conditions, insurance regulations and rating agency capital requirements and general economic conditions.

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

        Payments made in settlement of the Company's obligations arising from its insured portfolio may, and often do, vary significantly from year-to-year, depending primarily on the frequency and severity of payment defaults and whether the Company chooses to accelerate its payment obligations in order to mitigate future losses.

        The terms of the Company's CDS contracts generally are modified from standard CDS contract forms approved by International Swaps and Derivatives Association, Inc. ("ISDA") in order to provide for payments on a scheduled basis and to replicate the terms of a traditional financial guaranty insurance policy. Some contracts the Company enters into as the credit protection seller, however, utilize standard ISDA settlement mechanics of cash settlement (i.e., a process to value the loss of market value of a reference obligation) or physical settlement (i.e., delivery of the reference obligation against payment of principal by the protection seller) in the event of a "credit event," as defined in the relevant contract. Cash settlement or physical settlement generally requires the payment of a larger amount, prior to the maturity of the reference obligation, than would settlement on a "pay-as-you-go" basis, under which the Company would be required to pay scheduled interest shortfalls during the term of the reference obligation and scheduled principal shortfall only at the final maturity of the reference obligation. The Company's CDS contracts also generally provide that if events of default or termination events specified in the CDS documentation were to occur, the non-defaulting or the non-affected party, which may be either the Company or the counterparty, depending upon the circumstances, may decide to terminate the CDS contract prior to maturity. The Company may be required to make a termination payment to its swap counterparty upon such termination. See also "—Sensitivity to Rating Agency Actions in Reinsurance Business and Insured CDS Portfolio."

        At March 31, 2010, there was $84.5 billion in net par outstanding for pooled corporate CDS. At that date, approximately 71% of the obligations insured by the Company in CDS form referenced funded CDOs and 29% referenced synthetic CDOs. Potential acceleration of claims with respect to CDS obligations occur with funded CDOs and synthetic CDOs, as described below:

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

        Under Maryland's insurance law, AGC may pay dividends out of earned surplus in any twelve-month period in an aggregate amount not exceeding the lesser of (a) 10% of policyholders' surplus or (b) net investment income at the preceding December 31 (including net investment income which has not already been paid out as dividends for the three calendar years prior to the preceding calendar year) without prior approval of the Maryland Commissioner of Insurance. As of March 31, 2010, the amount available for distribution from AGC during 2010 with notice to, but without prior approval of, the Maryland Commissioner was approximately $108.0 million. Dividends paid by a U.S. company to a Bermuda holding company presently are subject to a 30% withholding tax. The amount available at AG Re to pay dividends or make a distribution of contributed surplus in 2010 in compliance with Bermuda law is $1,084.8 million. However, any distribution which results in a reduction of 15% or more of AG Re's total statutory capital, as set out in its previous years' financial statements, would require the prior approval of the Bermuda Monetary Authority.

        Under the New York Insurance Law, AGM may pay dividends out of earned surplus, provided that, together with all dividends declared or distributed by AGM during the preceding 12 months, the dividends do not exceed the lesser of (a) 10% of policyholders' surplus as of its last statement filed with the Superintendent of Insurance of the State of New York (the "New York Superintendent") or (b) adjusted net investment income (net investment income at the preceding December 31 plus net investment income which has not already been paid out as dividends for the three calendar years prior to the preceding calendar year) during this period. Based on AGM's statutory statements for 2009, the maximum amount available for payment of dividends by AGM without regulatory approval over the 12 months following March 31, 2010 was approximately $81.0 million. However, in connection with the AGMH Acquisition, the Company has committed to the New York Insurance Department that AGM will not pay any dividends for a period of two years from the date of the AGMH Acquisition without the written approval of the New York Insurance Department.

  Cash Flows

        Net cash flows provided by (used in) operating activities were $(236.6) million and $167.0 million during the three months ended March 31, 2010 and 2009 respectively. The negative operating cash flow in 2010 was due primarily to paid losses and lower new premium originations, higher payments for bonuses and employee related costs, and higher tax payments for 2009 which included consolidated results of AGMH. In 2009, the Company had higher U.S. public finance originations and lower claim payments.

        Net cash flows provided by (used in) investing activities were $346.6 million and ($151.1) million during the three months ended March 31, 2010 and 2009 respectively. These investing activities were primarily net sales (purchases) of fixed maturity and short-term investment securities. In addition, the 2010 amount included $60.7 million of proceeds from assets of consolidated VIEs.

        Net cash flows used in financing activities were $63.4million and $8.7 million during the three months ended March 31, 2010 and 2009 respectively. The increase in 2010 compared to 2009 was mainly due to the inclusion of consolidated VIEs in 2010.

Commitments and Contingencies

  Leases and Contractual Obligations

        AGL and its subsidiaries are party to various lease agreements. As of March 31, 2010 our future cash payments associated with contractual obligations pursuant to our operating leases for office space have not materially changed since December 31, 2009.

  Long-Term Debt Obligation and Notes Payable

        The principal and carrying values of the Company's long-term debt and notes payable were as follows:

	As of March 31, 2010		As of December 31, 2009
	Principal	Carrying Value	Principal	Carrying Value
	(in thousands)
AGUS:
7.0% Senior Notes	$200,000	$197,491	$200,000	$197,481
8.50% Senior Notes	172,500	170,356	172,500	170,137
Series A Enhanced Junior Subordinated Debentures	150,000	149,803	150,000	149,796

Total AGUS	522,500	517,650	522,500	517,414
AGMH:
6 7/8% QUIBS	100,000	66,752	100,000	66,661
6.25% Notes	230,000	134,176	230,000	133,917
5.60% Notes	100,000	52,660	100,000	52,534
Junior Subordinated Debentures	300,000	148,255	300,000	146,836

Total AGMH	730,000	401,843	730,000	399,948

Total long-term debt	1,252,500	919,493	1,252,500	917,362
Notes Payable	133,782	142,403	140,145	149,051

Total	$1,386,252	$1,061,893	$1,392,645	$1,066,413

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

(c)
Series A Enhanced Junior Subordinated Debentures.    On December 20, 2006, AGUS issued $150.0 million of the Debentures due 2066 for net proceeds of $149.7 million. The Debentures pay a fixed 6.40% rate of interest until December 15, 2016, and thereafter pay a floating rate of interest, reset quarterly, at a rate equal to 3 month London Interbank Offered Rate ("LIBOR") plus a margin equal to 2.38%. AGUS may elect at one or more times to defer payment of interest for one or more consecutive periods for up to ten years. Any unpaid interest bears interest at the then applicable rate. AGUS may not defer interest past the maturity date. These Debentures are guaranteed on a junior subordinated basis by AGL.

  Debt Issued by AGMH

        AGL fully and unconditionally guarantees the following three series of AGMH debt obligations:

(a)
$100.0 million face amount of 6 7/8% Quarterly Income Bond Securities ("QUIBS") due December 15, 2101.    On December 19, 2001, AGMH issued $100.0 million face amount of 6 7/8% QUIBS due December 15, 2101, which are callable without premium or penalty.

(b)
$230.0 million face amount of 6.25% Notes due November 1, 2102.    On November 26, 2002, AGMH issued $230.0 million face amount of 6.25% Notes due November 1, 2102, which are callable without premium or penalty in whole or in part.

(c)
$100.0 million face amount of 5.60% Notes due July 15, 2103.    On July 31, 2003, AGMH issued $100.0 million face amount of 5.60% Notes due July 15, 2103, which are callable without premium or penalty in whole or in part.

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

  Notes Payable

        Notes Payable represents debt issued by VIEs, consolidated by AGM to the Financial Products Companies, which were transferred to Dexia Holdings prior to the AGMH Acquisition. The funds borrowed were used to finance the purchase of the underlying obligations of AGM-insured obligations which had breached triggers allowing AGM to exercise its right to accelerate payment of a claim in order to mitigate loss. The assets purchased are classified as assets acquired in refinancing transactions. The term of the notes payable matches the terms of the assets.

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

        In addition, the 2006 Credit Facility requires that AGC maintain qualified statutory capital of at least 75% of its statutory capital as of the fiscal quarter ended June 30, 2006. Furthermore, the 2006 Credit Facility contains restrictions on AGL and its subsidiaries, including, among other things, in respect of their ability to incur debt, permit liens, become liable in respect of guaranties, make loans or investments, pay dividends or make distributions, dissolve or become party to a merger, consolidation or acquisition, dispose of assets or enter into affiliate transactions. Most of these restrictions are subject to certain minimum thresholds and exceptions. The 2006 Credit Facility has customary events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, bankruptcy or insolvency proceedings, change of control and cross-default to other debt agreements. A default by one borrower will give rise to a right of the lenders to terminate the facility and accelerate all amounts then outstanding. As of March 31, 2010 and December 31, 2009, Assured Guaranty was in compliance with all of the financial covenants.

        As of March 31, 2010 and December 31, 2009, no amounts were outstanding under this facility. There have not been any borrowings under the 2006 Credit Facility.

        Letters of credit totaling approximately $2.9 million remained outstanding as of March 31, 2010 and December 31, 2009. The Company obtained the letters of credit in connection with entering into a lease for new office space in 2008, which space was subsequently sublet.

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

        As of March 31, 2010 and December 31, 2009, no amounts were outstanding under this facility nor have there been any borrowings during the life of this facility.

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

        As of March 31, 2010 and December 31, 2009, no amounts were outstanding under this facility nor have there been any borrowings during the life of this facility.

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

        As of March 31, 2010 the put option had not been exercised.

        AGC Preferred Stock.    The dividend rate on the AGC Preferred Stock is determined pursuant to the same auction process applicable to distributions on the AGC CCS Securities. However, if a Fixed Rate Distribution Event occurs, the distribution rate on the AGC Preferred Stock will be the fixed rate equivalent of one-month LIBOR plus 2.50%. For these purposes, a "Fixed Rate Distribution Event" will occur when AGC Preferred Stock is outstanding, if (subject to certain grace periods): (1) AGC elects to have the AGC Preferred Stock bear dividends at a fixed rate, (2) AGC does not pay dividends on the AGC Preferred Stock for the related distribution period or (3) AGC does pay the fees and expenses of the Custodial Trust for the related distribution period. During the period in which AGC Preferred Stock is held by a Custodial Trust and unless a Fixed Rate Distribution Event has occurred, dividends will be paid every 49 days. Following a Fixed Rate Distribution Event, dividends will be paid every 90 days.

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

        As of March 31, 2010 the put option had not been exercised.

Investment Portfolio

        The Company's investment portfolio consisted of $9.1 billion of fixed maturity securities and $1.4 billion of short-term investments and a duration of 4.3 years as of March 31, 2010, compared with $9.1 billion of fixed maturity securities, $1.7 billion of short-term investments and a duration of 4.4 years as of December 31, 2009. The Company's fixed maturity securities are designated as available-for-sale. Fixed maturity securities are reported at their fair value, and the change in fair value is reported as part of accumulated OCI unless determined to be OTTI. If management believes the decline in fair value is "other than temporary," the Company writes down the carrying value of the investment and records a realized loss in the consolidated statements of operations.

        Fair value of the fixed maturity securities is based upon market prices provided by either independent pricing services or, when such prices are not available, by reference to broker or underwriter bid indications. The Company's investment portfolio does not include any non-publicly traded securities. For a detailed description of the Company's valuation of investments see Note 9 in "Item 1. Financial Statements".

        The Company reviews the investment portfolio for possible impairment losses. For additional information, see Note 10 in "Item 1. Financial Statements".

 Investment Portfolio by Security Type

	As of March 31, 2010
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in millions)
U.S. government and agencies	$1,019.4	$30.3	$(1.0)	$1,048.7
Obligations of state and political subdivisions	4,663.0	155.9	(4.7)	4,814.2
Corporate securities	628.5	15.1	(1.0)	642.6
Mortgage-backed securities(1):
Residential mortgage-backed securities	1,460.5	41.1	(35.0)	1,466.6
Commercial mortgage-backed securities	240.4	7.7	(0.5)	247.6
Asset-backed securities	505.8	2.8	(6.7)	501.9
Foreign government securities	348.3	3.9	(16.5)	335.7

Total fixed maturity securities	8,865.9	256.8	(65.4)	9,057.3
Short-term investments	1,422.0	—	(0.6)	1,421.4

Total investments	$10,287.9	$256.8	$(66.0)	$10,478.7

	As of December 31, 2009
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in millions)
U.S. government and agencies	$1,014.2	$26.1	$(2.7)	$1,037.6
Obligations of state and political subdivisions	4,881.6	164.7	(6.8)	5,039.5
Corporate securities	617.1	12.8	(4.4)	625.5
Mortgage-backed securities(1):
Residential mortgage-backed securities	1,449.4	39.5	(24.3)	1,464.6
Commercial mortgage-backed securities	229.9	3.4	(6.1)	227.2
Asset-backed securities	395.3	1.5	(7.9)	388.9
Foreign government securities	356.4	3.6	(3.4)	356.6

Total fixed maturity securities	8,943.9	251.6	(55.6)	9,139.9
Short-term investments	1,668.3	0.7	(0.7)	1,668.3

Total investments	$10,612.2	$252.3	$(56.3)	$10,808.2

(1)
As of March 31, 2010 and December 31, 2009, respectively, approximately 76% and 80% of the Company's total mortgage-backed securities were government agency obligations.

        The following tables summarize, for all securities in an unrealized loss position as of March 31, 2010 and December 31, 2009, the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.

Gross Unrealized Loss by Length of Time

	As of March 31, 2010
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
U.S. government and agencies	$163.8	$(1.0)	$—	$—	$163.8	$(1.0)
Obligations of state and political subdivisions	381.3	(2.9)	43.0	(1.8)	424.3	(4.7)
Corporate securities	137.6	(0.7)	4.1	(0.3)	141.7	(1.0)
Mortgage-backed securities:
Residential mortgage-backed securities	400.6	(32.3)	18.5	(2.7)	419.1	(35.0)
Commercial mortgage-backed securities	21.2	(0.3)	7.7	(0.2)	28.9	(0.5)
Asset-backed securities	30.0	(6.6)	1.9	(0.1)	31.9	(6.7)
Foreign government securities	263.2	(16.5)	—	—	263.2	(16.5)

Total	$1,397.7	$(60.3)	$75.2	$(5.1)	$1,472.9	$(65.4)

Number of securities		199		20		219

	As of December 31, 2009
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
U.S. government and agencies	$292.5	$(2.7)	$—	$—	$292.5	$(2.7)
Obligations of state and political subdivisions	407.4	(4.1)	56.9	(2.7)	464.3	(6.8)
Corporate securities	287.0	(3.9)	8.2	(0.5)	295.2	(4.4)
Mortgage-backed securities:
Residential mortgage-backed securities	361.4	(21.6)	20.5	(2.7)	381.9	(24.3)
Commercial mortgage-backed securities	49.5	(2.4)	56.4	(3.7)	105.9	(6.1)
Asset-backed securities	126.1	(7.8)	2.0	(0.1)	128.1	(7.9)
Foreign government securities	270.4	(3.4)	—	—	270.4	(3.4)

Total	$1,794.3	$(45.9)	$144.0	$(9.7)	$1,938.3	$(55.6)

Number of securities		259		33		292

        As of March 31, 2010, the Company's gross unrealized loss position on long term security stood at $65.4 million compared to $55.6 million at December 31, 2009. There was no significant change in gross unrealized losses in any sector for the quarter ended March 31, 2010.

        As of March 31, 2010, the Company had 20 securities in an unrealized loss position for greater than 12 months, representing a gross unrealized loss of $5.1 million. Of these securities, one security had an unrealized loss greater than 10% of book value. The total unrealized loss for this security as of March 31, 2010 was $2.2 million. This unrealized loss was yield related.

        As of March 31, 2010 based on fair value, approximately 86.4% of the Company's investments were long-term fixed maturity securities, and the Company's portfolio had an average duration of

4.3 years, compared with 84.6% and 4.4 years as of December 31, 2009. Changes in interest rates affect the value of the Company's fixed maturity portfolio. As interest rates fall, the fair value of fixed maturity securities increases and as interest rates rise, the fair value of fixed maturity securities decreases. The Company's portfolio is comprised primarily of high-quality, liquid instruments. The Company continues to receive sufficient information to value its investments and has not had to modify its approach due to the current market conditions.

        See Note 10 "Investment Portfolio" in "Item 1. Financial Statements" for more information on the Company's available-for-sale fixed maturity securities as of March 31, 2010 and December 31, 2009.

        The amortized cost and estimated fair value of the Company's available-for-sale fixed maturity securities as of March 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Fixed-Maturity Securities by Contractual Maturity

	As of March 31, 2010
	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$56.4	$57.6
Due after one year through five years	1,889.8	1,905.5
Due after five years through ten years	1,728.2	1,768.5
Due after ten years	3,490.6	3,611.4
Mortgage-backed securities:
Residential mortgage-backed securities	1,460.5	1,466.6
Commercial mortgage-backed securities	240.4	247.6

Total	$8,865.9	$9,057.2

        The following table summarizes the ratings distributions of the Company's investment portfolio as of March 31, 2010 and December 31, 2009. Ratings are represented by the lower of the Moody's and S&P classifications.

Distribution of Fixed-Maturity Securities by Rating

Rating	As of March 31, 2010	As of December 31, 2009
AAA	46.9%	47.9%
AA	31.2	30.0
A	16.1	16.4
BBB	1.6	1.8
BIG	4.2	3.9

Total	100.0%	100.0%

        As of March 31, 2010, the Company's investment portfolio contained 36 securities that were not rated or rated BIG compared to 35 securities as of December 31, 2009. As of March 31, 2010 and December 31, 2009, the weighted average credit quality of the Company's entire investment portfolio was AA.

        As of March 31, 2010, $1.9 billion of the Company's fixed maturity securities were guaranteed by third parties. The following table presents the credit rating of these securities without the third-party guaranty:

Rating	As of March 31, 2010
(in millions)
AAA	$—
AA	849.9
A	879.2
BBB	67.3
BIG	12.6
Not Available	48.4

Total	$1,857.4

Distribution by Third-Party Guarantor

Guarantor	As of March 31, 2010
(in millions)
MBIA	$1,036.1
Ambac	759.8
CIFG	22.3
FGIC	21.9
Syncora	15.8
Radian	1.5

Total	$1,857.4

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

        Under agreements with its cedants and in accordance with statutory requirements, the Company maintained fixed maturity securities in trust accounts of $344.3 million and $345.7 million as of March 31, 2010 and December 31, 2009, respectively, for the benefit of reinsured companies and for the protection of policyholders, generally in states in which AGL or its subsidiaries, as applicable, are not licensed or accredited.

        Under certain derivative contracts, the Company is required to post eligible securities as collateral, generally cash or U.S. government or agency securities. The need to post collateral under these transactions is generally based on mark-to-market valuation in excess of contractual thresholds. The fair market value of the Company's pledged securities totaled $649.3 million and $649.6 million as of March 31, 2010 and December 31, 2009, respectively.

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

        On June 30, 2009, affiliates of Dexia executed amended and restated liquidity commitments to FSA Asset Management LLC ("FSAM"), a former AGMH subsidiary, of $11.5 billion in the aggregate. Pursuant to the liquidity commitments, the Dexia affiliates assume the risk of loss, and support the payment obligations of FSAM and the three former AGMH subsidiaries that issued GICs (collectively, the "GIC Issuers") in respect of the GICs and the GIC business. The term of the commitments will generally extend until the GICs have been paid in full. The liquidity commitments comprised of an amended and restated revolving credit agreement (the "Liquidity Facility") pursuant to which DCL and Dexia Bank Belgium SA commit to provide funds to FSAM in an amount up to $8.0 billion (approximately $5.6 billion of which was outstanding under the revolving credit facility as of March 31, 2010), and a master repurchase agreement (the "Repurchase Facility Agreement" and, together with the Liquidity Facility, the "Guaranteed Liquidity Facilities") pursuant to which DCL will provide up to $3.5 billion of funds in exchange for the transfer by FSAM to DCL of FSAM securities that are not eligible to satisfy collateralization obligations of the GIC Issuers under the GICs. As of March 31, 2010, no amounts were outstanding under the Repurchase Facility Agreement.

        On June 30, 2009, to support the payment obligations of FSAM and the GIC Issuers, each of Dexia SA and DCL entered into two separate ISDA Master Agreements, each with its associated schedule, confirmation and credit support annex (the "Guaranteed Put Contract" and the "Non-Guaranteed Put Contract" respectively, and collectively, the "Dexia Put Contracts"), pursuant to which Dexia SA and DCL jointly and severally guarantee the scheduled payments of interest and principal in relation to each FSAM asset, as well as any failure of Dexia to provide liquidity or liquid collateral under the Guaranteed Liquidity Facilities. The Dexia Put Contracts reference separate portfolios of FSAM assets to which assets owned by FSAM as of September 30, 2008 were allocated, with the less liquid assets and the assets with the lowest market-to-market values generally being allocated to the Guaranteed Put Contract. As of March 31, 2010, the aggregate outstanding principal balance of FSAM assets related to the Guaranteed Put Contract was equal to approximately $10.9 billion and the aggregate principal balance of FSAM assets related to the Non-Guaranteed Put Contract was equal to approximately $4.3 billion.

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

        Despite the execution of such documentation, the Company remains subject to the risk that Dexia or the Belgian state and/or the French state may not make payments or securities available (a) on a timely basis, which is referred to as "liquidity risk," or (b) at all, which is referred to as "credit risk," because of the risk of default. Even if Dexia and/or the Belgian state or the French state have sufficient assets to pay all amounts when due, concerns regarding Dexia's or such states' financial condition or willingness to comply with their obligations could cause one or more rating agencies to view negatively the ability or willingness of Dexia or such states to perform under their various agreements and could negatively affect the Company's ratings.

        One situation in which AGM may be required to pay claims in respect of AGMH's former financial products business if Dexia or if the Belgian or French states do not comply with their obligations is if AGM is downgraded. Most of the GICs insured by AGM allow for the withdrawal of GIC funds in the event of a downgrade of AGM, unless the relevant GIC issuer posts collateral or otherwise enhances its credit. Most GICs insured by AGM allow for the termination of the GIC contract and a withdrawal of GIC funds in the event of a downgrade of AGM below a specified threshold, generally below A- by S&P or A3 by Moody's, with no right of the GIC issuer to avoid such withdrawal by posting collateral or otherwise enhancing its credit. Each GIC contract stipulates the thresholds below which the GIC provider must post eligible collateral along with the types of securities eligible for posting and the collateralization percentage applicable to each security type. These collateralization percentages range from 100% of the GIC balance for cash posted as collateral to, typically, 108% for asset-backed securities. At March 31, 2010, a downgrade of AGM to below AA- by S&P and Aa3 by Moody's (i.e., A+ by S&P and A1 by Moody's) would result in withdrawal of $537 million of GIC funds and the need to post collateral on GICs with a balance of $7.9 billion. In the event of such a downgrade, assuming an average margin of 105%, the market value as of March 31, 2010 that the GIC issuers would be required to post in order to avoid withdrawal of any GIC funds would be $8.3 billion.

        As of March 31, 2010, the accreted value of the liabilities of the Financial Products Companies exceeded the market value of their assets by approximately $0.2 billion (before any tax effects and including the aggregate net market value of the derivative portfolio of $84 million). If Dexia or if the Belgian or French states do not fulfill their contractual obligations, the Financial Products Companies may not have the financial ability to pay upon the withdrawal of GIC funds or post collateral or make other payments in respect of the GICs, thereby resulting in claims upon the AGM financial guaranty insurance policies. If AGM is required to pay a claim due to a failure of the Financial Products Companies to pay amounts in respect of the GICs, AGM is subject to the risk that the GICs will not be paid from funds received from Dexia or the Belgian state and/or the French state before it is required to make payment under its financial guaranty policies or that it will not receive the guaranty payment at all.

  The MTN Business

        In connection with the Company's AGMH Acquisition, DCL issued a funding guaranty (the "Funding Guaranty") pursuant to which DCL has guaranteed, for the benefit of AGM and Financial Security Assurance International, Ltd. (the "Beneficiaries" or the "FSA Parties"), the payment to or on behalf of the relevant Beneficiary of an amount equal to the payment required to be made under an FSA Policy (as defined below) issued by that Beneficiary and a reimbursement guaranty (the "Reimbursement Guaranty" and, together with the Funding Guaranty, the "Dexia Crédit Local Guarantees") pursuant to which DCL has guaranteed, for the benefit of each Beneficiary, the payment to the applicable Beneficiary of reimbursement amounts related to payments made by that Beneficiary following a claim for payment under an obligation insured by an FSA Policy. Under a Separation Agreement dated as of July 1, 2009 among DCL, the FSA Parties, FSA Global Funding Limited ("FSA Global") and Premier International Funding Co. ("Premier"), and the Dexia Crédit Local Guarantees, DCL agreed to fund, on behalf of the FSA Parties, 100% of all policy claims made under the financial guaranty insurance policies issued by the FSA Parties (the "FSA Policies") in relation to the MTN issuance program of FSA Global (the "MTN Business"). Without limiting DCL's obligation to fund 100% of all policy claims under those FSA Policies, the FSA Parties will have a separate obligation to remit to DCL a certain percentage (ranging from 0% to 25%) of those policy claims. AGM, the Company and related parties are also protected against losses arising out of or as a result of the MTN Business through an indemnification agreement with DCL.

  Strip Coverage Facility for the Leveraged Lease Business

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

        As of March 31, 2010, no advances were outstanding under the Strip Coverage Facility.

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

        With respect to a significant portion of the Company's in-force financial guaranty reinsurance business, due to the downgrade of AG Re to A1, subject to the terms of each reinsurance agreement, the ceding company may have the right to recapture business ceded to AG Re and assets representing substantially all of the statutory unearned premium and loss reserves (if any) associated with that business. As of March 31, 2010, the statutory unearned premium, which represents deferred revenue to the Company, subject to recapture was approximately $152.1 million. If this entire amount were recaptured, it would result in a corresponding one-time reduction to net income of approximately $16.7 million.

        Additionally, if the ratings of the Company's insurance subsidiaries were reduced below current levels, the Company could be required to make a termination payment on certain of its credit derivative contracts as determined under the relevant documentation. As of the date of this filing, if AGC's ratings were downgraded to levels between BBB or Baa2 and BB+ or Ba1, certain CDS counterparties could terminate certain CDS contracts covering approximately $6.0 billion par insured. As of the date of this filing, none of AG Re, AGRO or AGM had any material CDS exposure subject to termination based on its rating. The Company does not believe that it can accurately estimate the termination payments it could be required to make if, as a result of any such downgrade, a CDS counterparty terminated its CDS contracts with the Company. These payments could have a material adverse effect on the Company's liquidity and financial condition.

        Under a limited number of other CDS contracts, the Company may be required to post eligible securities as collateral—generally cash or U.S. government or agency securities. For certain of such contracts, this requirement is based on a mark-to-market valuation, as determined under the relevant documentation, in excess of contractual thresholds that decline or are eliminated if the Company's ratings decline. Under other contracts, the Company has negotiated caps such that the posting requirement cannot exceed a certain amount. As of March 31, 2010, without giving effect to thresholds that apply under current ratings, the amount of par that is subject to collateral posting is approximately $19.6 billion. Counterparties have agreed that for approximately $18.2 billion of that $19.6 billion, the maximum amount that the Company could be required to post at current ratings is $435 million; if AGC were downgraded to A- by S&P or A3 by Moody's, that maximum amount would be $485 million. As of March 31, 2010, the Company had posted approximately $649.3 million of collateral in respect of approximately $19.5 billion of par insured. The Company may be required to post additional collateral from time to time, depending on its ratings and on the market values of the transactions subject to the collateral posting.

Credit Risk

        The recent credit crisis and related turmoil in the global financial system has had and may continue to have an impact on the Company's business. As of March 31, 2010, the present value of future installments ("PVI") of the Company's CDS contracts with counterparties in the financial services industry was approximately $700.2 million. The largest counterparties were:

Counterparty	PVI Amount
(in millions)
Deutsche Bank AG	$168.3
Dexia Bank	64.4
Barclays Capital	48.1
BNP Paribas Finance Inc.	45.5
RBS/ABN AMRO	39.9
J.P. Morgan Chase Bank	35.2
Morgan Stanley Capital Services Inc.	35.0
Other(1)	263.8

Total	$700.2

(1)
Each counterparty within the "Other" category represents less than 5% of the total.

        The Company also has credit risk to the sellers and originators against which it is enforcing its remedy of putting back mortgage loans that support RMBS transactions or against which it may bring litigation proceedings. If the financial position of such sellers or originators deteriorates, including as a result of putback efforts or litigation pursued by other parties, such sellers or originators may not have the wherewithal to make payments to the Company. See "—Results of Operations—Analysis of Consolidated Statements of Operations—Loss and Loss Adjustment Expense Reserves". Furthermore, the Company has credit risk exposure to the financial guaranty insurers to which it has ceded portions of its insured portfolio, many of which have experienced financial distress in the past few years. See "—Summary of Relationships with Monolines."

Item 3.    Market Risk

        Market risk represents the potential for losses that may result from changes in the value of a financial instrument as a result of changes in market conditions. The primary market risks that impact the value of the Company's financial instruments are interest rate risk, credit spread risk and foreign currency exchange rate risk. Each of these risks and the specific types of financial instruments impacted are described below. Senior managers in the Company's surveillance department are responsible for monitoring risk limits and applying risk measurement methodologies. The estimation of potential losses arising from adverse changes in market conditions is a key element in managing market risk. The Company uses various systems, models and stress test scenarios to monitor and manage market risk. These models include estimates made by management that use current and historic market information. The valuation results from these models could differ materially from amounts that actually are realized in the market.

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

        Financial instruments that may be adversely affected by changes in foreign currency exchange rates consist primarily of installment premiums receivable on financial guaranty insurance contracts where the terms of the contract call for its cash flows to be settled in currencies other than the functional currency of the Company's subsidiary originating the transaction. Under U.S. GAAP, the present value of future installment premiums for financial guaranty insurance contracts are recorded as a premiums receivable and unearned premium reserves. Premiums receivable are considered a monetary asset and revalued each reporting period at the current exchange rate with changes in value included in net income. Unearned premium reserves are considered a non-monetary liability and their value is fixed when initially recorded. The difference in accounting treatment for these related amounts could create net income volatility in periods with significant changes in foreign currency exchange rates; specifically for changes in the exchange rate between the U.S. dollar and the British pound sterling and the European Union Euro ("Euro"). The Company has approximately $0.5 billion of installment premiums denominated in foreign currencies as of March 31, 2010.

Valuation of Credit Derivatives

        Unrealized gains and losses on credit derivatives are a function of changes in the estimated fair value of the Company's credit derivative contracts. If credit spreads of the underlying obligations change, the fair value of the related credit derivative changes. Market liquidity could also impact valuations of the underlying obligations. As such, Assured Guaranty experiences mark-to-market gains or losses. The Company considers the impact of its own credit risk, together with credit spreads on the risk that it assumes through CDS contracts, in determining the fair value of its credit derivatives. The Company determines its own credit risk based on quoted CDS prices traded on the Company at each balance sheet date. The quoted price of CDS contracts traded on AGC at March 31, 2010 and December 31, 2009 was 734 basis points and 634 basis points, respectively. The quoted price of CDS contracts traded on AGM at March 31, 2010 and December 31, 2009 was 468 bps and 541 bps, respectively. Historically, the price of CDS traded on AGC and AGM moves directionally the same as general market spreads. Generally, a widening of the CDS prices traded on AGC and AGM has an effect of offsetting unrealized losses that result from widening general market credit spreads, while a narrowing of the CDS prices traded on AGC and AGM has an effect of offsetting unrealized gains that result from narrowing general market credit spreads. An overall narrowing of spreads generally results in an unrealized gain on credit derivatives for the Company and an overall widening of spreads generally results in an unrealized loss for the Company.

        The impact of changes in credit spreads will vary based upon the volume, tenor, interest rates, and other market conditions at the time these fair values are determined. In addition, since each transaction has unique collateral and structure terms, the underlying change in fair value of each transaction may vary considerably. The fair value of credit derivative contracts also reflects the change in the Company's own credit cost, based on the price to purchase credit protection on AGC and AGM. During First Quarter 2010, the Company incurred net pre-tax unrealized gains on credit derivatives of $252.1 million. As of March 31, 2010 the net credit liability included a reduction in the liability of $4.0 billion representing AGC's and AGM's credit value adjustment, which was based on the market cost of AGC's and AGM's credit protection of 734 and 468 basis points, respectively. Management believes that the trading level of AGC's and AGM's credit spread was due to the correlation between AGC's and AGM's risk profile and that experienced currently by the broader financial markets and increased demand for credit protection against AGC and AGM as the result of its financial guaranty direct segment financial guarantee volume, as well as the overall lack of liquidity in the CDS market. Offsetting the benefit attributable to AGC's and AGM's credit spread were declines in fixed income security market prices primarily attributable to widening spreads in certain markets as a result of the continued deterioration in credit markets and some credit rating downgrades. The higher credit spreads in the fixed income security market were primarily due to continuing market concerns over the most recent vintages of subprime RMBS and trust-preferred securities.

        The total notional amount of credit derivative exposure outstanding as of March 31, 2010 and December 31, 2009 and included in the Company's financial guaranty exposure was $119.0 billion and $122.4 billion, respectively. The increase was due to the AGMH Acquisition.

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

        The following table summarizes the estimated change in fair values on the net balance of the Company's credit derivative positions assuming immediate parallel shifts in credit spreads on AGC and AGM and on the risks that they both assume:

	As of March 31, 2010
Credit Spreads(1)	Estimated Net Fair Value (Pre-Tax)	Estimated Pre-Tax Change in Gain/(Loss)
	(in millions)
100% widening in spreads	$(3,128.1)	$(1,843.2)
50% widening in spreads	(2,208.7)	(923.8)
25% widening in spreads	(1,748.9)	(464.0)
10% widening in spreads	(1,473.0)	(188.1)
Base Scenario	(1,284.9)	—
10% narrowing in spreads	(1,162.9)	122.0
25% narrowing in spreads	(976.9)	308.0
50% narrowing in spreads	(667.3)	617.6

(1)
Includes the effects of spreads on both the underlying asset classes and the Company's own credit spread.

        During First Quarter 2010, due to technical factors such as mismatched supply and demand for buyers and sellers of protection on AGC's credit spread, AGC's credit spread did not move in correlation with asset price changes experienced in the broader market. However, based upon historical data, and price shifts experienced as of the date of this filing, the Company believes that AGC's and AGM's credit spreads continue to remain correlated with asset price changes experienced throughout the financial markets.

Valuation of Investments

        As of March 31, 2010 and December 31, 2009, the Company had total investments of $10.5 billion and $10.8 billion, respectively. The fair values of all of its investments are calculated from independent market valuations. The fair values of the Company's U.S. Treasury securities are primarily determined based upon broker dealer quotes obtained from several independent active market makers. The fair values of the Company's portfolio other than U.S. Treasury securities are determined primarily using matrix pricing models. The matrix pricing models incorporate factors such as tranche type, collateral coupons, average life, payment speeds, and spreads, in order to calculate the fair values of specific securities owned by the Company. As of March 31, 2010, 96.7% of the Company's fixed maturity securities were classified as Level 2, 3.3% were classified as Level 3 and its short-term investments were classified as either Level 1 or Level 2. As of December 31, 2009, 97.8% of the Company's fixed maturity securities were classified as Level 2, 2.2% were classified as Level 3 and its short-term investments were classified as either Level 1 or Level 2.

        As of March 31, 2010, approximately 86.4% of the Company's investments were long-term fixed maturity securities, and its portfolio had an average duration of 4.3 years, compared with 84.6% and 4.4 years as of December 31, 2009. Changes in interest rates affect the value of its fixed maturity portfolio. As interest rates fall, the fair value of fixed maturity securities increases and as interest rates rise, the fair value of fixed maturity securities decreases. The Company's portfolio is comprised primarily of high-quality, liquid instruments. The Company continues to receive sufficient information to value its investments and has not had to modify its approach due to the current market conditions.

Item 4.    Controls and Procedures

        AGL's management, with the participation of AGL's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of AGL's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on the evaluation of these controls and procedures required by paragraph (b) of Rules 13a-15 and 15d-5 under the Exchange Act, AGL's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, AGL's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by AGL (including its consolidated subsidiaries) in the reports that it files or submits under the Exchange Act.

        There have been no changes in the Company's internal controls over financial reporting during the Company's quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Proceedings Related to AGMH's Former Financial Products Business

        The following is a description of legal proceedings involving AGMH's former Financial Products Business. Although the Company did not acquire AGMH's former Financial Products Business, which included AGMH's former GICs business, MTN business and portions of the leveraged lease businesses, certain legal proceedings relating to those businesses are against entities which the Company did acquire. While Dexia SA and DCL, jointly and severally, have agreed to indemnify the Company against liability arising out of the proceedings described below in this "—Proceedings Related to AGMH's Former Financial Products Business" section, such indemnification might not be sufficient to fully hold the Company harmless against any injunctive relief or criminal sanction that is imposed against AGMH or its subsidiaries.

Governmental Investigations into Former Financial Products Business

        AGMH and AGM have received subpoenas duces tecum and interrogatories or civil investigative demands from the Attorney General of the States of Connecticut, Florida, Illinois, Missouri, New York, Texas and West Virginia relating to their investigations of alleged bid rigging of municipal GICs. AGMH is responding to such requests. AGMH may receive additional inquiries from these or other regulators and expects to provide additional information to such regulators regarding their inquiries in the future. In addition,

  •
  AGMH received a subpoena from the Antitrust Division of the Department of Justice in November 2006 issued in connection with an ongoing criminal investigation of bid rigging of awards of municipal GICs and other municipal derivatives;

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

Pursuant to the subpoenas, AGMH has furnished to the Department of Justice and SEC records and other information with respect to AGMH's municipal GIC business. The ultimate loss that may arise from these investigations remains uncertain.

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

        Five of these cases named both AGMH and AGM: (a) Hinds County, Mississippi v. Wachovia Bank, N.A. (filed on or about March 13, 2008); (b) Fairfax County, Virginia v. Wachovia Bank, N.A. (filed on or about March 12, 2008); (c) Central Bucks School District, Pennsylvania v. Wachovia Bank N.A. (filed on or about June 4, 2008); (d) Mayor & City Council of Baltimore, Maryland v. Wachovia Bank N.A. (filed on or about July 3, 2008); and (e) Washington County, Tennessee v. Wachovia Bank N.A. (filed on or about July 14, 2008). In April 2009, the MDL 1950 court granted the defendants' motion to dismiss on the federal claims, but granted leave for the plaintiffs to file a second amended complaint. On June 18, 2009, interim lead plaintiffs' counsel filed a Second Consolidated Amended Class Action Complaint. The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys' fees and other costs. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits; although the Second Consolidated Amended Class Action Complaint currently describes some of AGMH's and AGM's activities, it does not name those entities as defendants. On March 25, 2010, the MDL 1950 court denied the named defendants' motions to dismiss the Second Consolidated Amended Class Action Complaint.

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

        In late 2009 the same California plaintiffs' counsel named AGM as well as AGUS in six additional non-class action cases filed in federal court, which also have been coordinated and consolidated for pretrial proceedings with MDL 1950: (f) City of Riverside v. Bank of America, N.A. (filed on or about November 12, 2009 in the C.D. Cal., Case No. 2:09-cv-8284, transferred to S.D.N.Y. as Case No. 1:09-cv-10102); (g) Sacramento Municipal Utility District v. Bank of America, N.A. (filed on or about November 12, 2009 in the U.S. District Court for the Eastern District of California ("E.D. Cal."), Case No. 2:09-cv-3133, transferred to S.D.N.Y. as Case No. 1:09-cv-10103; (h) Los Angeles World Airports v. Bank of America, N.A. (filed on or about December 10, 2009 in C.D. Cal., Case No. 2:09-cv-9069, transferred to S.D.N.Y. as Case No. 1:10-cv-627; (i) Redevelopment Agency of the City of Stockton v. Bank of America, N.A. (filed on or about December 10, 2009 in E.D. Cal., Case No. 2:09-cv-3437, transferred to S.D.N.Y. as Case No. 1:10-cv-630; (j) Sacramento Suburban Water District v. Bank of America, N.A. (filed on or about December 10, 2009 in E.D. Cal., Case No. 2:09-cv-3433, transferred to S.D.N.Y. as Case No. 1:10-cv-629; and (k) County of Tulare v. Bank of America, N.A. (filed on or about December 10, 2009 in E.D. Cal., Case No. 1:09-cv-02155, transferred to S.D.N.Y. as Case No. 1:10-cv-628.

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

        These complaints allege (i) participation in a conspiracy in violation of California's antitrust laws to maintain a dual credit rating scale that misstated the credit default risk of municipal bond issuers and created market demand for municipal bond insurance, (ii) participation in risky financial transactions in other lines of business that damaged each bond insurer's financial condition (thereby undermining the value of each of their guaranties), and (iii) a failure to adequately disclose the impact of those transactions on their financial condition. These latter allegations form the predicate for five separate causes of action against AGC: breach of contract, breach of the covenant of good faith and fair dealing, fraud, negligence, and negligent misrepresentation. The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys' fees, costs and other expenses. At a hearing on March 1, 2010, the court on its own motion struck all of the plaintiffs' complaints with leave to amend. The court instructed plaintiffs to file one consolidated complaint on May 7, 2010. On May 6, 2010, plaintiffs requested and received an extension until May 28, 2010 to file the consolidated complaint. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits.

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

Item 1A.    Risk Factors

        The following information, which could materially affect the Company's business, financial condition or future results, contains material updates and/or additions to the risk factors set forth in Part I, "Item 1A. Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2009 and should be considered carefully and read in conjunction with the information set forth in such Annual Report in Form 10-K and in the Company's other filings with the SEC. The risks and uncertainties described below are not the only ones the Company faces. Additional risks not presently known to the Company or that it currently deems immaterial may also impair its business or results of operations. Any of the risks described below could result in a significant or material adverse effect on the Company's results of operations or financial condition.

Risks Related to the Financial, Credit, and Financial Guaranty Markets

Changes in rating scales applied to municipal bonds may reduce demand for financial guaranty insurance.

        In March 2010, Moody's announced that it would recalibrate its ratings of U.S. municipal bond issuances and issuers to its global rating scale in order for its ratings of U.S. municipal credits to be more comparable to its ratings of other obligations and issuers. Moody's began implementing such recalibration in April 2010 and thus far has assigned stronger ratings to a number of states as well as Puerto Rico. In March 2010, Fitch Ratings also announce that it would recalibrate ratings. In April 2010, it completed its recalibration of its ratings of the states, and raised the ratings of a number of such states. In May 2010, it completed its recalibration of ratings in the state and local government tax-supported, water/sewer, public power distribution-only, and public higher education sectors. The ratings of credits in those sectors were generally adjusted upward by one notch or more. Such recalibration by rating agencies may result in reduced demand for financial guaranty insurance.

The Company's financial position, results of operations and cash flows may be adversely affected by fluctuations in foreign exchange rates.

        The Company's reporting currency is the U.S. dollar. The principal functional currencies of AGL's insurance and reinsurance subsidiaries include the U.S. dollar and U.K. sterling. Exchange rate fluctuations, which have been exacerbated by the recent turmoil in the European financial markets, relative to the functional currencies may materially impact the Company's financial position, results of operations and cash flows. Many of the Company's non-U.S. subsidiaries maintain both assets and liabilities in currencies different than their functional currency, which exposes the Company to changes in currency exchange rates. In addition, locally-required capital levels are invested in local currencies in order to satisfy regulatory requirements and to support local insurance operations regardless of currency fluctuations.

        The principal currencies creating foreign exchange risk are the British pound sterling and the European Union euro. The Company cannot accurately predict the nature or extent of future exchange rate variability between these currencies or relative to the U.S. dollar. Exchange rates between these currencies and the U.S. dollar have fluctuated significantly in recent periods and may continue to do so in the future, which could adversely impact the Company's financial position results of operations and cash flows.

Risks Related to Applicable Law

Changes in or inability to comply with applicable law could adversely affect the Company's ability to do business.

        The Company's businesses are subject to direct and indirect regulation under, among other things, state insurance laws, federal securities laws and tax laws affecting public finance and asset-backed obligations, as well as applicable law in the other countries in which the Company operates. Future legislative, regulatory or judicial changes in the jurisdictions regulating the Company may adversely affect its ability to pursue its current mix of business, thereby materially impacting its financial results, by, among other things, limiting the types of risks it may insure, lowering applicable single or aggregate risk limits, increasing required reserves, increasing the level of supervision or regulation to which the Company's operations may be subject, creating restrictions that make the Company's products less attractive to potential buyers, lowering the profitability of the Company's business activities, requiring the Company to change certain of its business practices and exposing it to additional costs (including increased compliance costs).

        The perceived decline in the financial strength of many financial guaranty insurers has caused government officials to examine the suitability of some of the complex securities guaranteed by financial guaranty insurers. For example, the New York Insurance Department has announced that it is working to develop new rules and regulations for the financial guaranty industry. On September 22, 2008, the Department issued Circular Letter No. 19 (2008) (the "Circular Letter"), which established best practices guidelines for financial guaranty insurers effective January 1, 2009. The Department plans to propose legislation and regulations to formalize these guidelines. These guidelines and the related legislation and regulations may limit the amount of new structured finance business that AGC may write. In addition, on June 11, 2009 and June 19, 2009, a bill was introduced into the New York General Assembly and the New York Senate, respectively, to amend the New York Insurance Law to enhance the regulation of financial guaranty insurers. On January 6, 2010, the bills were reintroduced in the Assembly and Senate for the 2010 sessions. Such new rules may have the effect of increasing the Company's required reserves or lowering the single risk limits applicable to transactions the Company is considering, resulting in limitations on the amount of new structured finance business AGC may write. At this time it is not possible to predict if any such new rules will be implemented or legislation enacted.

        In addition, perceived problems in the credit derivative markets have led to calls for further regulation of credit derivatives at the state or federal level. On November 22, 2009, the National Conference of Insurance Legislators adopted its Credit Default Insurance Model Act that would apply new limits and restrictions to CDS, including those guaranteed by AGC and AGM. Enactment by individual states would be necessary for this act to take effect. On April 21, 2010, a bill based on this Model Act was introduced in the New York State Assembly. At this time, it is not possible to predict if this bill will be implemented. Changes in the regulation of credit derivatives could materially impact the market demand for derivatives and/or the Company's ability to enter into derivative transactions.

        Actions taken at the federal level in response to the current recession could also materially affect the Company's business. Financial regulatory reform legislation being considered could impose additional requirements on the Company in respect of its existing insured derivative portfolio, including potentially requirements to maintain capital or post margin, as well as on future insured derivative transactions. Such actions also could include the federal government providing capital to support or to form a competitor; federal government programs for states and municipalities that might adversely impact the demand for insured bonds; and proposals with respect to assistance to mortgage borrowers and/or so called "mortgage cram-down" provisions that could affect the Company's losses on mortgages underlying its insured RMBS transactions. Such initiatives introduce a level of uncertainty into how the Company conducts its business and into the types of business the Company is able to conduct. Changes in law could make it uneconomic for the Company to conduct certain lines of business.

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

Risks Related to Taxation

Scope of Application of Recently Enacted Legislation is Uncertain

        Congress recently enacted legislation that would require any non-U.S. entity that is characterized as a "foreign financial institution" ("FFI") to enter into an agreement with the Internal Revenue Service (the "IRS") that would require the FFI to obtain information about the FFI's financial account owners, including its shareholders and noteholders other than holders of shares or notes that are regularly traded on an established securities market ("Non-Publicly Traded Securities Holders"), and to disclose information about its U.S. Non-Publicly Traded Securities Holders to the IRS. This legislation generally also would impose a 30% withholding tax on certain payments of U.S. source income to the FFI if it does not enter into the agreement, is unable to obtain information about its U.S. Non-Publicly Traded Securities Holders or otherwise fails to satisfy its obligations under the agreement. Additionally, even if the FFI does enter into such an agreement with the IRS, the 30% withholding tax could be imposed on Non-Publicly Traded Securities Holders that do not provide the required information. If the FFI cannot satisfy these obligations, payments of U.S. source income made after December 31, 2012 to the FFI or payments by the FFI to the Non-Publicly Traded Securities Holders after this date generally would be subject to such withholding tax under the legislation. Further, if the non-U.S. entity is not characterized as an FFI, it generally would be subject to such 30% withholding tax on certain payments of U.S. source income unless it either provides information to withholding agents with respect to its "substantial U.S. owners" or makes certain certifications, with an exception to this rule provided for a corporation the stock of which is regularly traded on an established securities market and subsidiaries of such corporation. Although this recently enacted legislation does not appear to be intended to apply to AGL or its non-U.S. subsidiaries, the scope of this legislation is unclear. As a result, Non-Publicly Traded Securities Holders may be required to provide any information that AGL determines necessary to avoid the imposition of such withholding tax in order to allow AGL to satisfy such obligations. The U.S. Treasury is expected to issue regulations clarifying the scope of this legislation, and such regulations could have an adverse impact on us. In the event that this withholding tax is imposed, our results of operations could be materially adversely affected.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer's Purchases of Equity Securities

        The following table reflects purchases of AGL common shares made by the Company during the three months ended March 31, 2010:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
January 1 - January 31	167	$21.44	—	707,350
February 1 - February 28	62,535	$21.41	—	707,350
March 1 - March 31	46	$21.81	—	707,350

Total	62,748	$21.41	—

(1)
These shares were repurchased from employees in connection with the payment of withholding taxes due in connection with the vesting of restricted stock awards.

        For the restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the statutory withholding requirements that the Company pays on behalf of its employees. These withheld shares are not included in the common stock repurchase table above. During the three months ended March 31, 2010 we withheld approximately 66 thousand shares to satisfy $1.4 million of employee tax obligations.

Item 6.    Exhibits.

        See Exhibit Index for a list of exhibits filed with this report.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURED GUARANTY LTD. (Registrant)
Dated: May 10, 2010	By:	/s/ ROBERT B. MILLS Robert B. Mills Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)
Dated: May 10, 2010	By:	/s/ ROBERT A. BAILENSON Robert A. Bailenson Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
4.1	Form of Assured Guaranty Municipal Holdings Inc., formerly known as Financial Security Assurance Holdings Ltd., 6 7/8% Quarterly Interest Bond Securities due 2101 (which replaces the Financial Security Assurance Holdings Ltd. 6 7/8% Quarterly Interest Bond Securities due 2101)*
4.2
Form of Assured Guaranty Municipal Holdings Inc., formerly known as Financial Security Assurance Holdings Ltd., 6.25% Notes due November 1, 2102 (which replaces the Financial Security Assurance Holdings Ltd. 6.25% Notes due November 1, 2102)*
4.3
Form of Assured Guaranty Municipal Holdings Inc., formerly known as Financial Security Assurance Holdings Ltd., 5.60% Notes due July 15, 2103 (which replaces the Financial Security Assurance Holdings Ltd. 5.60% Notes due July 15, 2103)*
4.4
Form of Financial Security Assurance Holdings Ltd. Junior Subordinated Debenture, Series 2006-1 (Incorporated by reference to Exhibit 10.3 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on November 28, 2006)
10.1	2010 Form of Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan to be used with employment agreement†*
10.2	2010 Form of Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan to be used without employment agreement†*
10.3	2010 Form of Non-Qualified Stock Option Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan to be used with employment agreement†*
10.4	2010 Form of Non-Qualified Stock Option Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan for use without employment agreement†*
10.5	Terms of Performance Retention Award, Four Year Installment Vesting Granted on February 25, 2010 for participants subject to $1 million limit†*
10.6	Director Compensation Summary†*
31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002*
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002*

†
Management contract or compensatory plan.

*
Filed herewith.