Form 10-Q
period 2010-06-30
ASSURED GUARANTY LTD
filed 2010-08-09
CIK 1273813

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010
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

        The number of registrant's Common Shares ($0.01 par value) outstanding as of July 31, 2010 was 183,743,594 (excludes 192,390 unvested restricted shares).

ASSURED GUARANTY LTD.

Assured Guaranty Ltd.

Consolidated Balance Sheets (Unaudited)

(dollars in thousands except per share and share amounts)

	June 30, 2010	December 31, 2009
Assets
Investment portfolio:
Fixed maturity securities, available-for-sale, at fair value (amortized cost of $8,861,683 and $8,943,909)	$9,113,803	$9,139,900
Short term investments, at fair value	1,391,183	1,668,279

Total investment portfolio	10,504,986	10,808,179
Assets acquired in refinancing transactions	138,306	152,411
Cash	97,212	44,133
Premiums receivable, net of ceding commissions payable	1,311,254	1,418,232
Ceded unearned premium reserve	929,475	1,080,466
Deferred acquisition costs	250,635	241,961
Reinsurance recoverable on unpaid losses	19,044	14,122
Credit derivative assets	491,122	492,531
Committed capital securities, at fair value	20,855	9,537
Deferred tax asset, net	1,072,260	1,158,205
Salvage and subrogation recoverable	686,039	420,238
Financial guaranty variable interest entities' assets	1,844,673	762,303
Other assets	222,729	200,375

Total assets	$17,588,590	$16,802,693

Liabilities and shareholders' equity
Unearned premium reserves	$7,661,289	$8,400,152
Loss and loss adjustment expense reserve	403,471	289,470
Long-term debt	921,628	917,362
Notes payable	137,632	149,051
Credit derivative liabilities	1,765,966	2,034,634
Reinsurance balances payable, net	243,039	215,239
Financial guaranty variable interest entities' liabilities with recourse	2,049,253	762,652
Financial guaranty variable interest entities' liabilities without recourse	184,890	—
Other liabilities	352,857	513,974

Total liabilities	13,720,025	13,282,534

Commitments and contingencies
Common stock ($0.01 par value, 500,000,000 shares authorized; 183,743,517 and 184,162,896 shares issued and outstanding in 2010 and 2009)	1,837	1,842
Additional paid-in capital	2,581,269	2,584,983
Retained earnings	1,092,129	789,869
Accumulated other comprehensive income, net of deferred tax provision (benefit) of $55,425 and $58,551	191,330	141,814
Deferred equity compensation (181,818 shares)	2,000	2,000

Total shareholders' equity attributable to Assured Guaranty Ltd.	3,868,565	3,520,508
Noncontrolling interest of financial guaranty variable interest entities	—	(349)

Total shareholders' equity	3,868,565	3,520,159

Total liabilities and shareholders' equity	$17,588,590	$16,802,693

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Operations (Unaudited)

(dollars in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues
Net earned premiums	$292,110	$78,634	$611,670	$227,080
Net investment income	90,871	43,300	175,173	86,901
Net realized investment gains (losses):
Other-than-temporary impairment ("OTTI") losses	(17,412)	(36,466)	(18,529)	(54,912)
Less: portion of OTTI loss recognized in other comprehensive income	—	(21,633)	(661)	(21,633)
Other net realized investment gains (losses)	8,974	9,945	18,843	11,281

Net realized investment gains (losses)	(8,438)	(4,888)	975	(21,998)
Net change in fair value of credit derivatives:
Realized gains and other settlements	38,353	27,816	65,056	48,395
Net unrealized gains (losses)	35,115	(254,284)	287,213	(227,302)

Net change in fair value of credit derivatives	73,468	(226,468)	352,269	(178,907)
Fair value gain (loss) on committed capital securities	12,593	(60,570)	11,318	(40,904)
Financial guaranty variable interest entities' revenues	(19,133)	—	(14,945)	—
Other income	(13,396)	492	(26,325)	1,394

Total Revenues	428,075	(169,500)	1,110,135	73,566

Expenses
Loss and loss adjustment expenses	71,156	38,030	201,657	117,784
Amortization of deferred acquisition costs	6,936	16,548	15,109	39,969
Assured Guaranty Municipal Holdings Inc. ("AGMH") acquisition-related expenses	2,751	24,225	6,772	28,846
Interest expense	24,831	6,484	49,965	12,305
Financial guaranty variable interest entities' expenses	(19,610)	—	(4,832)	—
Other operating expenses	47,507	26,533	110,040	55,885

Total expenses	133,571	111,820	378,711	254,789

Income (loss) before income taxes	294,504	(281,320)	731,424	(181,223)
Provision (benefit) for income taxes
Current	44,822	(9,874)	5,869	1,701
Deferred	46,144	(101,442)	200,042	(98,409)

Total provision (benefit) for income taxes	90,966	(111,316)	205,911	(96,708)

Net income (loss)	203,538	(170,004)	525,513	(84,515)
Less: Noncontrolling interest of variable interest entities	—	—	—	—

Net income (loss) attributable to Assured Guaranty Ltd.	$203,538	$(170,004)	$525,513	$(84,515)

Earnings per share:
Basic	$1.10	$(1.82)	$2.85	$(0.91)
Diluted	$1.08	$(1.82)	$2.77	$(0.91)
Dividends per share	$0.045	$0.045	$0.090	$0.090

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$203,538	$(170,004)	$525,513	$(84,515)
Unrealized holding gains (losses) arising during the period on:
Investments with no OTTI, net of deferred income tax provision (benefit) of $3,785, $10,415, $(1,597) and $14,930	48,183	59,667	58,058	49,965
Investments with OTTI, net of deferred income tax provision (benefit) of $0, $(1,665), $0 and $(1,665)	—	(19,968)	(661)	(19,968)

Unrealized holding gains (losses) during the period, net of tax	48,183	39,699	57,397	29,997
Less: reclassification adjustment for gains (losses) included in net income (loss), net of deferred income tax provision (benefit) of $(4,206), $2,226, $(1,438) and $2,191	(4,232)	(7,114)	2,413	(24,189)

Change in net unrealized gains on investments	52,415	46,813	54,984	54,186
Change in cumulative translation adjustment	(1,375)	6,384	(5,259)	(2,003)
Change in cash flow hedge	(104)	(104)	(209)	(209)

Other comprehensive income (loss)	50,936	53,093	49,516	51,974

Comprehensive income (loss)	254,474	(116,911)	575,029	(32,541)
Less: Comprehensive income (loss) attributable to noncontrolling interest of variable interest entities	—	—	—	—

Comprehensive income (loss) of Assured Guaranty Ltd.	$254,474	$(116,911)	$575,029	$(32,541)

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statement of Shareholders' Equity (Unaudited)

For the Six Months Ended June 30, 2010

(dollars in thousands, except share data)

								Noncontrolling Interest of Financial Guaranty Consolidated Variable Interest Entities
							Total Shareholders' Equity Attributable to Assured Guaranty Ltd.
	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Retained Earnings		Deferred Equity Compensation			Total Shareholders' Equity
	Shares	Amount
Balance, December 31, 2009	184,162,896	$1,842	$2,584,983	$789,869	$141,814	$2,000	$3,520,508	$(349)	$3,520,159
Cumulative effect of accounting change—consolidation of variable interest entities effective January 1, 2010 (Note 8)	—	—	—	(206,540)	—	—	(206,540)	349	(206,191)

Balance, January 1, 2010	184,162,896	1,842	2,584,983	583,329	141,814	2,000	3,313,968	—	3,313,968
Net income	—	—	—	525,513	—	—	525,513	—	525,513
Dividends on common stock ($0.09 per share)	—	—	—	(16,613)	—	—	(16,613)	—	(16,613)
Dividends on restricted stock units	—	—	100	(100)	—	—	—		—
Common stock repurchases	(707,350)	(7)	(10,450)	—	—	—	(10,457)	—	(10,457)
Share-based compensation and other	287,971	2	6,636	—	—	—	6,638	—	6,638
Change in cash flow hedge, net of tax of $(113)	—	—	—	—	(209)	—	(209)	—	(209)
Change in cumulative translation adjustment, net of tax of $(2,854)	—	—	—	—	(5,259)	—	(5,259)	—	(5,259)
Unrealized gain on investments, net of tax of $(159)	—	—	—	—	54,984	—	54,984	—	54,984

Balance, June 30, 2010	183,743,517	$1,837	$2,581,269	$1,092,129	$191,330	$2,000	$3,868,565	$—	$3,868,565

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2010	2009
Net cash flows provided by (used in) operating activities	$(249,589)	$202,780

Investing activities
Fixed maturity securities:
Purchases	(1,166,379)	(827,862)
Sales	780,818	705,004
Maturities	488,552	5,500
Net sales (purchases) of short-term investments	276,641	(693,637)
Proceeds from financial guaranty variable interest entities' assets	217,329	—
Other	8,317	—

Net cash flows provided by (used in) investing activities	605,278	(810,995)

Financing activities
Net proceeds from issuance of common stock	—	448,495
Net proceeds from issuance of equity units	—	167,972
Dividends paid	(16,613)	(8,199)
Repurchases of common stock	(10,457)	(3,676)
Share activity under option and incentive plans	(2,233)	(778)
Paydown of financial guaranty variable interest entities' liabilities	(259,367)	—
Repayment of notes payable	(10,850)	—

Net cash flows provided by (used in) financing activities	(299,520)	603,814
Effect of exchange rate changes	(3,090)	603

Increase in cash	53,079	(3,798)
Cash at beginning of period	44,133	12,305

Cash at end of period	$97,212	$8,507

Supplemental cash flow information
Cash paid (received) during the period for:
Income taxes	$136,645	$6,836
Interest	$45,266	$11,800
Claims paid, net of reinsurance	$516,834	$210,818

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2010

1. Business and Organization

        Assured Guaranty Ltd. ("AGL" and, together with its subsidiaries, "Assured Guaranty" or the "Company") is a Bermuda-based holding company that provides, through its operating subsidiaries, credit protection products to the United States ("U.S.") and international public finance, infrastructure and structured finance markets. The Company applies its credit underwriting expertise, risk management skills and capital markets experience to develop insurance, reinsurance and credit derivative products. The Company's primary product is a guaranty of principal and interest payments on debt securities. These securities include municipal finance obligations issued by U.S. state or municipal governmental authorities, utility districts or facilities; notes or bonds issued for international infrastructure projects; and asset-backed securities ("ABS") issued by special purpose entities ("SPEs"). The Company markets its credit protection products directly to issuers and underwriters of public finance, infrastructure and structured finance securities as well as to investors in such debt obligations. The Company guarantees debt obligations issued in many countries, although its principal focus is on the U.S. and European markets.

        On July 1, 2009 (the "Acquisition Date"), the Company acquired Financial Security Assurance Holdings Ltd. (renamed Assured Guaranty Municipal Holdings Inc., "AGMH"), and AGMH's subsidiaries, from Dexia Holdings, Inc. ("Dexia Holdings"). AGMH's principal insurance subsidiary is Financial Security Assurance Inc. (renamed Assured Guaranty Municipal Corp., "AGM"). As discussed further in Note 2, the acquisition of AGMH (the "AGMH Acquisition") did not include the acquisition of AGMH's former financial products business, which was comprised of its guaranteed investment contracts ("GICs") business, its medium term notes ("MTNs") business and the equity payment agreements associated with AGMH's leveraged lease business (the "Financial Products Business").

        AGL's principal operating subsidiaries are Assured Guaranty Corp. ("AGC"), AGM and Assured Guaranty Re Ltd. ("AG Re").The Company is a leading provider of financial guaranty credit protection products. This achievement resulted from a combination of factors, including AGL's acquisition of AGMH in 2009, the Company's ability to achieve and maintain high investment-grade financial strength ratings, and the significant financial distress faced by many of the Company's competitors since 2007, which has impaired their ability to underwrite new business.

        Since July 1, 2009, when the AGMH Acquisition closed, the Company has conducted its financial guaranty business on a direct basis from two distinct platforms. AGM focuses exclusively on the U.S. public finance and global infrastructure business. AGM ceased underwriting structured finance business in September 2008. The second company, AGC, underwrites global structured finance obligations as well as U.S. public finance and global infrastructure obligations. Neither company currently underwrites U.S. residential mortgage backed securities ("RMBS").

Segments

        The Company's business includes two principal segments: financial guaranty direct and financial guaranty reinsurance. Financial guaranties of RMBS and commercial mortgage-backed securities ("CMBS") are included in both the financial guaranty direct and reinsurance segments. The Company's mortgage guaranty insurance business, which used to be a segment and has had no new activity in recent years, and other lines of business that were 100% ceded upon Assured Guaranty's initial public offering ("IPO") in 2004, are shown as "other." Each segment is reported net of business ceded to

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

1. Business and Organization (Continued)

external reinsurers. The financial guaranty segments include contracts accounted for as both insurance and credit derivatives. These segments are further discussed in Note 19.

Importance of Financial Strength Ratings

        Debt obligations guaranteed by AGL's insurance company subsidiaries are generally awarded debt credit ratings that are the same rating as the financial strength rating of the AGL subsidiary that has guaranteed that obligation. Investors in products insured by AGC or AGM frequently rely on rating agency ratings because ratings influence the trading value of securities and form the basis for many institutions' investment guidelines as well as individuals' bond purchase decisions. Therefore, the Company manages its business with the goal of achieving high financial strength ratings, preferably the highest that an agency will assign. However, the models used by rating agencies differ, presenting conflicting goals that sometimes make it inefficient or impractical to reach the highest rating level. The models are not fully transparent, contain subjective data (such as assumptions about future market demand for the Company's products) and change frequently.

        Historically, insurance financial strength ratings are with respect to an insurer's ability to pay under its insurance policies and contracts in accordance with their terms. The rating is not specific to any particular policy or contract. Insurance financial strength ratings do not refer to an insurer's ability to meet non-insurance obligations and are not a recommendation to purchase any policy or contract issued by an insurer or to buy, hold, or sell any security insured by an insurer. More recently, the ratings also reflect qualitative factors with respect to such things as the insurer's business strategy and franchise value, the anticipated future demand for its product, the composition of its portfolio, and its capital adequacy, profitability and financial flexibility.

        The rating agencies have developed and published rating guidelines for rating financial guaranty and mortgage guaranty insurers and reinsurers. The insurance financial strength ratings assigned by the rating agencies are based upon factors relevant to policyholders and are not directed toward the protection of investors in AGL's common shares. The rating criteria used by the rating agencies in establishing these ratings include consideration of the sufficiency of capital resources to meet projected growth (as well as access to such additional capital as may be necessary to continue to meet applicable capital adequacy standards), a company's overall financial strength, and demonstrated management expertise in financial guaranty and traditional reinsurance, credit analysis, systems development, marketing, capital markets and investment operations. Ratings reflect only the views of the respective rating agencies and are subject to continuous review and revision or withdrawal at any time.

        There can be no assurance that rating agencies will not take action on the Company's ratings, including downgrading such ratings. The Company's business and its financial condition have been and will continue to be subject to risk of the global financial and economic conditions that could materially and negatively affect the demand for its products, the amount of losses incurred on transactions it guarantees, and its financial strength ratings.

2. AGMH Acquisition

        On the Acquisition Date, AGL, through its wholly owned subsidiary Assured Guaranty US Holdings Inc. ("AGUS"), purchased AGMH and, indirectly, its subsidiaries (excluding those involved in

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

2. AGMH Acquisition (Continued)

AGMH's former Financial Products Business) from Dexia Holdings. The acquired companies are collectively referred to as the "Acquired Companies." The AGMH subsidiaries that conducted AGMH's former Financial Products Business (the "Financial Products Companies") were sold to Dexia Holdings prior to the AGMH Acquisition. In connection with the AGMH Acquisition, Dexia Holdings agreed to assume the risks in respect of the Financial Products Business and AGM agreed to retain the risks relating to the debt and strip policy portions of such business. Accordingly, the Company has entered into various agreements with Dexia SA and certain of its affiliates (together, "Dexia") in order to transfer to Dexia the credit risks and, as discussed further in Note 16, the liquidity risks associated with AGMH's former Financial Products Business.

        The Company is indemnified against exposure to AGMH's former financial products segment through guaranties issued by Dexia SA and certain of its affiliates. In addition, the Company is protected from exposure to such GIC business through guaranties issued by the French and Belgian governments. Furthermore, to support the payment obligations of the Financial Products Companies, Dexia SA and its affiliate Dexia Crédit Local S.A. ("DCL") have entered into two separate ISDA Master Agreements, each with its associated schedule, confirmation and credit support annex (the "Guaranteed Put Contract" and the "Non-Guaranteed Put Contract" respectively, and collectively, the "Dexia Put Contracts"), pursuant to which Dexia SA and DCL jointly and severally guarantee the scheduled payments of interest and principal in relation to each asset of FSA Asset Management LLC ("FSAM"), which is one of the Financial Products Companies, as well as any failure of Dexia to provide liquidity or liquid collateral under certain liquidity facilities.

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

        The fair value of a financial guaranty direct contract is the estimated premium that a similarly rated hypothetical financial guarantor would demand to assume each policy. The methodology for determining such value takes into account the rating of the insured obligation, expectation of loss, sector and term. On January 1, 2009, new accounting guidance became effective for financial guaranty insurance which requires a Company to recognize loss reserves only to the extent expected losses

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

2. AGMH Acquisition (Continued)

exceed deferred premium revenue. As the fair value of the deferred premium revenue exceeded the Company's estimate of expected loss for each contract, no loss reserves were recorded at July 1, 2009 for the Acquired Companies' contracts.

        Based on the Company's assumptions, the fair value of the Acquired Companies' deferred premium revenue on its insurance contracts was $7.3 billion at July 1, 2009, an amount approximately $1.7 billion greater than the Acquired Companies' gross unearned premium and loss reserves (i.e. "gross stand ready obligations") at June 30, 2009. This indicates that the amounts of the Acquired Companies' contractual premiums were less than the premiums a market participant of similar credit quality would demand to acquire those contracts at the Acquisition Date. The fair value of the Acquired Companies' ceded contracts at July 1, 2009 was an asset of $1.7 billion and recorded in ceded unearned premium reserve. The fair value of the ceded contracts is in part derived from the fair value of the related insurance contracts with an adjustment for the credit quality of each reinsurer applied.

        For AGMH's long-term debt, the fair value was based upon quoted market prices available from third-party brokers as of the Acquisition Date. The fair value of this debt was approximately $0.3 billion lower than its carrying value immediately prior to the AGMH Acquisition. This discount is being amortized into interest expense over the estimated remaining life of the debt.

        Additionally, other purchase accounting adjustments included (1) the write off of the Acquired Companies' deferred acquisition cost ("DAC") and (2) the consolidation of certain financial guaranty variable interest entities ("VIEs") in which the combined variable interest of the Acquired Companies and AG Re was determined to be the primary beneficiary. Effective January 1, 2010, the Company deconsolidated these financial guaranty VIEs in accordance with new GAAP guidance as discussed in Note 8.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

2. AGMH Acquisition (Continued)

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

Pro Forma Unaudited Results of Operations

	Second Quarter 2009			Six Months 2009
	Revenues	Net Income (Loss) Attributable to Assured Guaranty Ltd.	Net Income per Basic Share	Revenues	Net Income (Loss) Attributable to Assured Guaranty Ltd.	Net Income per Basic Share
	(dollars in thousands, except per share amounts)
Assured Guaranty as reported	$(169,500)	$(170,004)	$(1.82)	$73,566	$(84,515)	$(0.91)
Pro Forma Combined	382,709	137,053	0.86	1,480,260	606,212	3.81

3. Summary of Significant Accounting Policies

Basis of Presentation

        The unaudited interim consolidated financial statements have been prepared in conformity with GAAP and, in the opinion of management, reflect all adjustments which are of a normal recurring nature, necessary for a fair statement of the Company's financial condition, results of operations and cash flows for the periods presented. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited interim consolidated financial statements cover the three-month period ended June 30, 2010 ("Second Quarter 2010") and the three-month period ended June 30, 2009 ("Second Quarter 2009"), the six-month period ended June 30, 2010 ("Six Months 2010") and the six-month period ended June 30, 2009 ("Six Months 2009). Results of operations for the Second Quarter and Six Months ended June 30, 2010 and 2009 are not necessarily indicative of the results that may be expected for a full year. The Second Quarter 2010 and Six Months 2010 financial statements include the effects of the Company's common share and equity units offerings that took place in 2009 and the effects of the AGMH Acquisition, which was effective July 1, 2009. In addition, 2010 financial statements include the effects of consolidating certain financial guaranty VIEs (See Note 8).

        Intercompany accounts and transactions have been eliminated. Certain prior year balances have been reclassified to conform to the current year's presentation.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

3. Summary of Significant Accounting Policies (Continued)

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

        The global financial markets experienced volatility and disruption over the past several years including depressed home prices and increased foreclosures, falling equity market values, rising unemployment, declining business and consumer confidence and the risk of increased inflation, which have precipitated an economic slowdown. While there have been signs of a recovery as seen by stabilizing unemployment and home prices as well as rising equity markets, there can be no assurance that volatility and disruption will not return to these markets in the near term. These conditions may adversely affect the Company's future profitability, financial position, investment portfolio, cash flow, statutory capital, financial strength ratings and stock price. Additionally, future legislative, regulatory or judicial changes in the jurisdictions regulating the Company may adversely affect its ability to pursue its current mix of business, materially impacting its financial results.

4. Outstanding Exposure

        The Company's insurance policies and credit derivative contracts which, although written in different forms, collectively are considered financial guaranty contracts and typically guarantee the scheduled payments of principal and interest on public finance and structured finance obligations. The gross amount of in force exposure (principal and interest) was $1,058.0 billion at June 30, 2010 and $1,095.0 billion at December 31, 2009. The net amount of in force exposure (principal and interest), which deducts amounts ceded to third party reinsurers, was $942.6 billion at June 30, 2010 and $958.3 billion at December 31, 2009.

        The Company seeks to limit its exposure to losses by underwriting obligations that are investment grade ("IG") at inception, diversifying its portfolio and maintaining rigorous subordination or collateralization requirements on structured finance obligations, as well as through reinsurance.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

4. Outstanding Exposure (Continued)

        The par outstanding of insured obligations in the public finance insured portfolio includes the following amounts by type of issue:

Summary of Public Finance Insured Portfolio

	Gross Par Outstanding		Ceded Par Outstanding		Net Par Outstanding
Types of Issues	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
	(in millions)
U.S.:
General obligation	$199,969	$201,264	$18,001	$22,880	$181,968	$178,384
Tax backed	94,440	94,825	9,785	11,796	84,655	83,029
Municipal utilities	77,307	77,872	6,320	8,294	70,987	69,578
Transportation	42,862	42,540	6,106	7,243	36,756	35,297
Healthcare	27,351	28,214	5,194	6,205	22,157	22,009
Higher education	15,796	16,399	1,025	1,267	14,771	15,132
Housing	7,470	9,623	808	1,099	6,662	8,524
Infrastructure finance	4,894	4,530	895	977	3,999	3,553
Investor-owned utilities	1,677	1,694	3	4	1,674	1,690
Other public finance—U.S.	6,318	6,002	73	120	6,245	5,882

Total public finance—U.S.	478,084	482,963	48,210	59,885	429,874	423,078
Non-U.S.:
Infrastructure finance	17,738	19,404	2,790	3,060	14,948	16,344
Regulated utilities	17,716	18,979	4,771	5,128	12,945	13,851
Pooled infrastructure	4,267	4,684	259	280	4,008	4,404
Other public finance—non-U.S.	9,857	10,485	2,185	2,309	7,672	8,176

Total public finance—non-U.S.	49,578	53,552	10,005	10,777	39,573	42,775

Total public finance obligations	$527,662	$536,515	$58,215	$70,662	$469,447	$465,853

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

4. Outstanding Exposure (Continued)

        The par outstanding of insured obligations in the structured finance insured portfolio includes the following amounts by type of collateral:

Summary of Structured Finance Insured Portfolio

	Gross Par Outstanding		Ceded Par Outstanding		Net Par Outstanding
Types of Collateral	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
	(in millions)
U.S.:
Pooled corporate obligations	$76,840	$82,622	$7,997	$8,289	$68,843	$74,333
RMBS and home equity	28,720	31,033	1,708	1,857	27,012	29,176
Financial products(1)	8,394	10,251	—	—	8,394	10,251
CMBS	7,347	7,463	53	53	7,294	7,410
Consumer receivables	7,410	9,314	356	441	7,054	8,873
Structured credit	2,602	2,738	126	131	2,476	2,607
Commercial receivables	2,364	2,485	3	3	2,361	2,482
Insurance securitizations	1,731	1,731	80	80	1,651	1,651
Other structured finance—U.S.	2,056	2,754	1,186	1,236	870	1,518

Total structured finance—U.S.	137,464	150,391	11,509	12,090	125,955	138,301
Non-U.S.:
Pooled corporate obligations	24,687	27,743	2,770	3,046	21,917	24,697
RMBS and home equity	4,824	5,623	359	396	4,465	5,227
Structured credit	1,951	2,285	142	216	1,809	2,069
Commercial receivables	1,742	1,908	36	36	1,706	1,872
Insurance securitizations	994	995	15	14	979	981
CMBS	674	752	—	—	674	752
Other structured finance—non-U.S.	644	717	82	47	562	670

Total structured finance—non-U.S.	35,516	40,023	3,404	3,755	32,112	36,268

Total structured finance obligations	$172,980	$190,414	$14,913	$15,845	$158,067	$174,569

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

4. Outstanding Exposure (Continued)

        The following table sets forth the net financial guaranty par outstanding by rating:

	June 30, 2010		December 31, 2009
Ratings(1)	Net Par Outstanding	% of Net Par Outstanding	Net Par Outstanding	% of Net Par Outstanding
	(dollars in millions)
Super senior	$30,593	4.9%	$43,353	6.8%
AAA	70,755	11.3	59,786	9.3
AA	187,846	29.9	196,859	30.7
A	235,446	37.5	233,200	36.4
BBB	77,399	12.3	82,059	12.8
Below investment grade ("BIG") (See Note 5)(2)	25,475	4.1	25,165	4.0

Total exposures	$627,514	100.0%	$640,422	100.0%

(1)
Represents the Company's internal rating. The Company's ratings scale is similar to that used by the nationally recognized rating agencies; however, the ratings in the above table may not be the same as ratings assigned by any nationally recognized rating agency. The super senior category, which is not generally used by rating agencies, is used by the Company in instances where the Company's triple-A-rated exposure on its internal rating scale has additional credit enhancement due to either (1) the existence of another security rated triple-A that is subordinated to the Company's exposure or (2) the Company's exposure benefits from a different form of credit enhancement that would pay any claims first in the event that any of the exposures incur a loss, and such credit enhancement, in management's opinion, causes the Company's attachment point to be materially above the triple-A attachment point.

(2)
Includes $747.3 million in gross par as of June 30, 2010 which the Company obtained for risk mitigation purposes.

        As part of its financial guaranty business, the Company enters into credit derivative transactions. In such transactions, the buyer of protection pays the seller of protection a periodic fee in fixed basis points on a notional amount. In return, the seller makes a contingent payment to the buyer if one or more defined credit events occurs with respect to one or more third party referenced securities or loans. A credit event may be a non-payment event such as a failure to pay, bankruptcy, or restructuring, as negotiated by the parties to the credit derivative transaction. The total notional amount of insured credit derivative exposure outstanding which is accounted for at fair value as of June 30, 2010 and December 31, 2009 and included in the Company's financial guaranty exposure in the tables above was $112.2 billion and $119.0 billion, respectively. See Note 7.

        In addition to amounts shown in the tables above, the Company had outstanding commitments to provide guaranties of $6.0 billion for structured finance and $2.2 billion for public finance commitments at June 30, 2010. The structured finance commitments include the unfunded component of and delayed draws on pooled corporate transactions. Public finance commitments are typically short term and relate to primary and secondary public finance debt issuances. The commitments are contingent on the satisfaction of all conditions set forth in the them and may expire unused or be cancelled at the

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

4. Outstanding Exposure (Continued)

counterparty's request. Therefore the total commitment amount does not necessarily reflect actual future guaranteed amounts.

5. Significant Risk Management Activities

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

        In Second Quarter 2010, the Company filed lawsuits against two sponsors of U.S. RMBS transactions insured by the Company, alleging breaches of representations and warranties both in respect of the underlying loans in the transactions and the accuracy of the information provided to the Company, and failure to cure or repurchase defective loans identified by the Company to such sponsors.

        The Company segregates its insured portfolio into IG and BIG surveillance categories to facilitate the appropriate allocation of resources to monitoring and loss mitigation efforts and to aid in establishing the appropriate cycle for periodic review for each exposure. BIG credits include all credits internally rated lower than BBB-. The Company's internal credit ratings are based on the Company's internal assessment of the likelihood of default. The Company's internal credit ratings are expressed on a ratings scale similar to that used by the rating agencies and are generally reflective of an approach similar to that employed by the rating agencies.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

5. Significant Risk Management Activities (Continued)

Below Investment Grade Surveillance Categories

        Within the BIG category, the Company assigns each credit to one of three surveillance categories. Intense monitoring and intervention is employed for all BIG categories, with internal credit ratings reviewed quarterly:

  •
  BIG Category 1: Below investment grade transactions showing sufficient deterioration to make material losses possible, but for which no losses have been incurred. Non-investment grade transactions on which liquidity claims have been paid are in this category.

  •
  BIG Category 2: Below investment grade transactions for which expected losses have been established but for which no unreimbursed claims have yet been paid.

  •
  BIG Category 3: Below investment grade transactions for which expected losses have been established and on which unreimbursed claims have been paid. Transactions remain in this category when claims have been paid and only a recoverable remains.

Financial Guaranty Exposures
(Insurance and Credit Derivative Form)

	June 30, 2010
	BIG Net Par Outstanding
					Total Net Par Outstanding
	BIG 1	BIG 2	BIG 3	Total BIG
	(in millions)
First Lien U.S. RMBS:
Prime First Lien	$28	$656	$—	$684	$920
Alt-A First Lien	622	4,059	224	4,905	6,517
Alt-A Options ARM	551	2,069	545	3,165	3,579
Subprime (including net interest margin ("NIMs")	28	2,941	98	3,067	9,485
Second Lien U.S. RMBS:
Closed end second lien ("CES")	114	519	545	1,178	1,218
Home equity lines of credit ("HELOC")	636	24	3,626	4,286	5,293

Total U.S. RMBS	1,979	10,268	5,038	17,285	27,012
Other structured finance	1,229	980	2,246	4,455	131,055
Public finance	2,234	901	600	3,735	469,447

Total	$5,442	$12,149	$7,884	$25,475	$627,514

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

5. Significant Risk Management Activities (Continued)

	December 31, 2009
	BIG Net Par Outstanding
					Total Net Par Outstanding
	BIG 1	BIG 2	BIG 3	Total BIG
	(in millions)
First Lien U.S. RMBS:
Prime First Lien	$564	$51	$—	$615	$985
Alt-A First Lien	752	3,698	173	4,623	7,108
Alt-A Options ARM	629	2,811	—	3,440	3,882
Subprime (including NIMs)	985	1,648	55	2,688	9,956
Second Lien U.S. RMBS:
CES	123	628	509	1,260	1,305
HELOCs	13	113	4,372	4,498	5,940

Total U.S. RMBS	3,066	8,949	5,109	17,124	29,176
Other structured finance	1,211	967	2,093	4,271	145,393
Public finance	2,361	723	687	3,771	465,853

Total	$6,638	$10,639	$7,889	$25,166	$640,422

6. Financial Guaranty Contracts Accounted for as Insurance

        Information in this note is only for contracts accounted for as financial guaranty insurance and reinsurance contracts.

Expected Collections of Gross Premiums Receivable,
Net of Ceding Commissions Payable

June 30, 2010(1)
(in thousands)
2010 (July 1 - September 30)	$73,957
2010 (October 1 - December 31)	75,659
2011	135,614
2012	119,603
2013	108,322
2014	96,565
2015 - 2019	398,876
2020 - 2024	288,809
2025 - 2029	210,344
After 2029	251,474

Total expected collections	$1,759,223

(1)
Represents nominal amounts expected to be collected.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

6. Financial Guaranty Contracts Accounted for as Insurance (Continued)

        The following table provides a reconciliation of the beginning and ending balances of gross premium receivable net of ceding commission payable:

Gross Premium Receivable, Net of Ceding Commissions Payable Roll Forward

(in thousands)
Premium receivable, net at December 31, 2009	$1,418,222
Cumulative effect of change in accounting principle	(19,087)

Premium receivable, net at January 1, 2010	1,399,135
Premium written, net	178,734
Premium payments received, net	(234,271)
Adjustments to the premium receivable:
Changes in the expected term of financial guaranty insurance contracts	8,160
Accretion of the premium receivable discount	23,689
Foreign exchange rate changes	(65,886)
Other adjustments	1,693

Premium receivable, net at June 30, 2010	$1,311,254

        The $65.9 million loss due to foreign exchange rate changes relates to installment premium receivable denominated in currencies other than the U.S. dollar. Approximately 40% of the Company's installment premiums at June 30, 2010 are denominated in currencies other than the U.S. dollar, primarily in Euros and British Pound Sterling ("GBP"). Premium receivable is revalued to the spot rate at the end of each reporting period with the change reflected in either (1) other income in the consolidated statements of operations for premium receivable recorded by subsidiaries using the U.S. dollar as its functional currency or (2) other comprehensive income ("OCI") as a cumulative translation adjustment for premium receivables recorded by subsidiaries using a functional currency other than the U.S. dollar.

Selected Information for Policies Paid in Installments

June 30, 2010
(dollars in thousands)
Premiums receivable, net of ceding commission payable	$1,311,254
Deferred premium revenue	3,583,915
Weighted-average risk-free rate used to discount premiums	3.4
Weighted-average period of premiums receivable (in years)	10.3

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

6. Financial Guaranty Contracts Accounted for as Insurance (Continued)

        The following table presents the components of net premiums earned.

Net Earned Premiums(1)

	Second Quarter		Six Months
	2010	2009	2010	2009
	(in thousands)
Scheduled net earned premiums	$267,359	$52,156	$558,326	$104,247
Acceleration of premium earnings(2)	15,446	20,049	30,770	110,336
Accretion of discount on premium receivable	8,667	5,539	21,276	10,897

Total net earned premiums	$291,472	$77,744	$610,372	$225,480

(1)
Excludes $0.6 million and $0.8 million in net earned premium related to the Other segment for the Second Quarter 2010 and 2009, respectively, and $1.3 million and $1.6 million for the Six Months 2010 and 2009, respectively.

(2)
Reflects the unscheduled pre-payment or refundings of underlying insured obligations.

        The unearned premium reserve is comprised of deferred premium revenue net of claim payments that are not expected to be recovered and have not yet been recorded through the consolidated statements of operations. Paid losses are expensed when total expected loss (i.e. claim payments plus future expected loss) exceed deferred premium revenue.

	As of June 30, 2010			As of December 31, 2009
	Gross Unearned Premium Reserve(1)	Ceded Unearned Premium Reserve	Net Unearned Premium Reserve	Gross Unearned Premium Reserve(1)	Ceded Unearned Premium Reserve	Net Unearned Premium Reserve
	(in thousands)
Deferred premium revenue	$7,855,351	$954,682	$6,900,669	$8,536,682	$1,095,593	$7,441,089
Claim payments	(205,479)	(25,207)	(180,272)	(149,223)	(15,127)	(134,096)

Total	$7,649,872	$929,475	$6,720,397	$8,387,459	$1,080,466	$7,306,993

(1)
Excludes $11.4 million and $12.7 million in unearned premium reserve related to the Other segment as of June 30, 2010 and December 31, 2009, respectively.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

6. Financial Guaranty Contracts Accounted for as Insurance (Continued)

        The following table provides a schedule of how the Company's financial guaranty insurance net deferred premium revenue and PV of expected losses are expected to run off in the consolidated statement of operations, pre-tax. This table excludes amounts related to consolidated VIEs.

Expected Financial Guaranty Scheduled Net Earned Premiums and
Net Loss to be Expensed

	As of June 30, 2010
	Scheduled Net Earned Premium	Expected Loss and LAE(1)	Net
	(in thousands)
2010 (July 1 - September 30)	$254,846	$82,264	$172,582
2010 (October 1 - December 31)	239,693	74,769	164,924
2011	762,231	186,283	575,948
2012	604,798	115,426	489,372
2013	522,378	92,925	429,453
2014	501,190	88,647	412,543
2015 - 2019	1,678,091	257,632	1,420,459
2020 - 2024	1,025,097	117,252	907,845
2025 - 2029	630,973	65,522	565,451
After 2029	681,372	64,580	616,792

Total present value basis(2)(3)	$6,900,669	$1,145,300	5,755,369
Discount	411,222	632,837	(221,615)

Total future value	$7,311,891	$1,778,137	$5,533,754

(1)
These amounts reflect the Company's estimate as of June 30, 2010 of expected losses to be expensed and are not included in loss and loss adjustment expense ("LAE") reserve because these losses are less than deferred premium revenue determined on a contract-by-contract basis.

(2)
Balances represent discounted amounts.

(3)
The effect of consolidating VIEs resulted in a reduction of $174.7 million in future scheduled net earned premium and $90.6 million to expected loss and LAE.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

6. Financial Guaranty Contracts Accounted for as Insurance (Continued)

        The following table presents a rollforward of the present value of net expected loss and LAE since December 31, 2009 by sector.

Financial Guaranty Insurance
Present Value of Net Expected Loss and Loss Adjustment Expense
Roll Forward by Sector(1)

	Expected Loss to be Paid as of January 1, 2010	Loss Development and Accretion of Discount	Less: Paid Losses	Expected Loss to be Paid as of June 30, 2010
	(in thousands)
U.S. RMBS:
First Lien:
Prime First lien	$—	$394	$9	$385
Alt-A First lien	204,368	15,443	28,971	190,840
Alt-A Options ARM	545,238	75,003	49,068	571,173
Subprime	77,528	69,331	2,294	144,565

Total First Lien	827,134	160,171	80,342	906,963
Second Lien:
CES	199,254	(40,438)	39,881	118,935
HELOCs	(232,913)	55,069	315,844	(493,688)

Total Second Lien	(33,659)	14,631	355,725	(374,753)

Total U.S. RMBS	793,475	174,802	436,067	532,210
Other structured finance	102,613	35,566	5,593	132,586
Public Finance	130,858	(8,155)	34,191	88,512

Subtotal(1)	1,026,946	202,213	475,851	753,308
Effect of consolidating VIEs	(40,045)	(21,437)	(58,851)	(2,631)

Total	$986,901	$180,776	$417,000	$750,677

(1)
Excludes $3.5 million and $5.2 million of expected losses related to the Other segment recorded in loss reserves on the consolidated balance sheet as of June 30, 2010 and December 31, 2009, respectively.

        Expected loss to be paid in the table above represents the present value of losses to be paid net of expected salvage and subrogation and reinsurance cessions. The amount of "expected loss to be paid" differs from "net expected PV losses to be expensed" due primarily to amounts paid that have not yet been expensed and amounts expensed not yet paid.

        Loss expense is recognized in the consolidated statements of operations when the sum of claim payments not yet expensed, plus the present value of future expected losses exceeds deferred premium revenue.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

6. Financial Guaranty Contracts Accounted for as Insurance (Continued)

        The Company's estimate of ultimate losses on a policy is subject to significant uncertainty over the life of the insured transaction due to the potential for significant variability in credit performance due to changing economic, fiscal and financial market variability over the long duration of most contracts. The determination of expected loss is an inherently subjective process involving numerous estimates, assumptions and judgments by management. The Company's estimates of expected losses on RMBS transactions takes into account expected recoveries from sellers and originators of the underlying residential mortgages due to breaches in the originator's representations and warranties regarding the loans transferred to the RMBS transaction.

        The following table provides information on financial guaranty insurance and reinsurance contracts categorized as BIG as of June 30, 2010 and December 31, 2009:

Financial Guaranty Insurance BIG Transaction Loss Summary
June 30, 2010

	BIG Categories
	BIG 1	BIG 2	BIG 3	Total BIG	Effect of Consolidating VIEs(2)	Total
	(dollars in millions)
Number of risks	69	165	87	321	—	321
Remaining weighted-average contract period (in years)	9.12	9.16	9.61	9.31	—	9.31
Gross insured contractual payments outstanding:
Principal	$4,306.2	$7,810.6	$7,101.0	$19,217.8	$—	$19,217.8
Interest	1,581.6	3,609.6	2,058.5	7,249.7	—	7,249.7

Total	$5,887.8	$11,420.2	$9,159.5	$26,467.5	$—	$26,467.5

Gross expected cash outflows for loss and LAE	$475.8	$2,054.9	$2,246.0	$4,776.7	$(170.4)	$4,606.3
Less:
Gross potential recoveries(1)	492.4	584.5	2,305.3	3,382.2	(174.9)	3,207.3
Discount	19.3	476.7	122.5	618.5	13.5	632.0

Present value of expected cash flows for loss and LAE	$(35.9)	$993.7	$(181.8)	$776.0	$(9.0)	$767.0

Deferred premium revenue	$97.1	$974.5	$978.6	$2,050.2	$(161.4)	$1,888.8
Gross reserves (salvage) for loss and LAE reported in the balance sheet	$(39.9)	$276.9	$(545.8)	$(308.8)	$22.8	$(286.0)
Reinsurance recoverable (payable)	$(10.4)	$7.1	$(62.6)	$(65.9)	$—	$(65.9)

(1)
Includes estimated future recoveries for breaches of representations and warranties as well as excess spread and draws on HELOCs.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

6. Financial Guaranty Contracts Accounted for as Insurance (Continued)

(2)
The Company does not eliminate principal and interest outstanding from its disclosures in order to reflect the full net par outstanding for all financial guaranty insurance contracts, regardless of the accounting model applied.

Financial Guaranty BIG Transaction Loss Summary
December 31, 2009

	BIG Categories
	BIG 1	BIG 2	BIG 3	Total
	(dollars in millions)
Number of risks	97	161	37	295
Remaining weighted-average contract period (in years)	8.79	7.63	9.24	8.52
Gross insured contractual payments outstanding:
Principal	$4,230.9	$6,804.6	$6,671.6	$17,707.1
Interest	1,532.3	2,685.1	1,729.2	5,946.6

Total	$5,763.2	$9,489.7	$8,400.8	$23,653.7

Gross expected cash outflows for loss and LAE	$35.8	$1,948.8	$2,569.8	$4,554.4
Less:
Gross potential recoveries(1)	3.5	506.6	2,312.0	2,822.1
Discount	18.3	419.8	161.4	599.5

Present value of expected cash flows for loss and LAE	$14.0	$1,022.4	$96.4	$1,132.8

Deferred premium revenue	$49.3	$1,187.3	$1,274.2	$2,510.8
Gross reserves (salvage) for loss and LAE reported in the balance sheet	$(0.1)	$146.4	$(282.3)	$(136.0)
Reinsurance recoverable (payable)	$—	$4.6	$(27.6)	$(23.0)

(1)
Includes estimated future recoveries for breaches of representations and warranties as well as excess spread and draws on HELOCs.

        The Company used weighted-average risk free rates ranging from 0% to 4.81% and 0.07% to 5.21% to discount expected losses as of June 30, 2010 and December 31, 2009, respectively.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

6. Financial Guaranty Contracts Accounted for as Insurance (Continued)

        The following table provides information on loss and LAE reserves net of reinsurance on the consolidated balance sheets.

Loss and Loss Adjustment Expense Reserves, Net of Reinsurance

	As of June 30, 2010	As of December 31, 2009
	(in thousands)
U.S. RMBS:
First Lien:
Prime First lien	$243	$—
Alt-A First lien	31,618	25,463
Alt-A Options ARM	127,311	51,188
Subprime	60,881	21,816

Total First Lien	220,053	98,467
Second Lien:
CES	6,022	21,172
HELOC	15,068	18,204

Total Second Lien	21,090	39,376

Total US RMBS	241,143	137,843
Other structured finance	102,975	67,661
Public Finance	55,825	67,723

Total financial guaranty	399,943	273,227
Other	1,920	2,121

Subtotal	401,863	275,348
Effect of consolidating VIEs	(17,436)	—

Total	$384,427	$275,348

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

6. Financial Guaranty Contracts Accounted for as Insurance (Continued)

        The following table provides information on financial guaranty insurance and reinsurance contracts recorded as an asset on the consolidated balance sheets.

Summary of Recoverables Recorded as Salvage and Subrogation

	As of June 30, 2010	As of December 31, 2009
	(in thousands)
U.S. RMBS:
First Lien:
Alt-A First Lien	$1,378	$—
Alt-A Options ARM	24,035	—
Subprime	—	76

Total First Lien	25,413	76
Second Lien:
CES	33,742	91
HELOC	650,317	416,651

Total Second Lien	684,059	416,742

Total U.S. RMBS	709,472	416,818
Other structured finance	824	995
Public Finance	15,968	2,425

Total	726,264	420,238
Less: Ceded recoverable(1)	83,489	42,100

Net recoverable	642,775	378,138
Effect of consolidating VIEs	(40,225)	—

Total net recoverable	$602,550	$378,138

(1)
Recorded in "reinsurance balances payable, net" on the consolidated balance sheets.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

6. Financial Guaranty Contracts Accounted for as Insurance (Continued)

Loss and Loss Adjustment Expenses (Recoveries)
By Type

	Second Quarter		Six Months
	2010	2009	2010	2009
	(in thousands)
Financial Guaranty:
U.S. RMBS:
First Lien:
Prime First lien	$(32)	$(519)	$30	$—
Alt-A First lien	7,997	6,296	13,428	6,447
Alt-A Options ARM	56,595	8,237	101,029	8,163
Subprime	16,268	5,040	40,981	5,851

Total First Lien	80,828	19,054	155,468	20,461
Second Lien:
CES	(11,420)	33,322	(7,075)	35,320
HELOC	11,193	22,081	34,813	40,601

Total Second Lien	(227)	55,403	27,738	75,921

Total U.S. RMBS	80,601	74,457	183,206	96,382
Other structured finance	31,661	(17,189)	41,829	(12,367)
Public Finance	(16,756)	306	10,935	22,013

Total Financial Guaranty	95,506	57,574	235,970	106,028
Other	—	(19,544)	18	11,756

Subtotal	95,506	38,030	235,988	117,784
Effect of consolidating VIEs	(24,350)	—	(34,331)	—

Total loss and LAE	$71,156	$38,030	$201,657	$117,784

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

6. Financial Guaranty Contracts Accounted for as Insurance (Continued)

Net Losses Paid on Financial Guaranty Insurance and Reinsurance Contracts

	Second Quarter		Six Months
	2010	2009	2010	2009
	(in thousands)
U.S. RMBS:
First Lien:
Prime First lien	$9	$—	$9	$—
Alt-A First lien	14,986	—	28,971	—
Alt-A Options ARM	32,655	4	49,068	4
Subprime	1,425	338	2,294	790

Total First Lien	49,075	342	80,342	794
Second Lien:
CES	19,406	23,967	39,881	34,232
HELOC	166,865	63,250	315,844	114,907

Total Second Lien	186,271	87,217	355,725	149,139

Total US RMBS	235,346	87,559	436,067	149,933
Other structured finance	1,878	27,384	5,593	21,379
Public Finance	9,736	10,572	34,191	18,090

Subtotal	246,960	125,515	475,851	189,402
Effect of consolidating VIEs	(40,868)	—	(58,851)	—

Total	$206,092	$125,515	$417,000	$189,402

Loss Reserving

        In accordance with the Company's standard practices, the Company evaluated the most current available information as part of its loss estimation process, including trends in delinquencies and charge-offs on the underlying loans and its experience in requiring providers of representations and warranties to purchase ineligible loans out of these transactions. Most of the Company's expected loss and loss adjustment expense reserves and paid losses relate to U.S. RMBS. As has been widely reported in the press, unprecedented levels of delinquencies and defaults have negatively impacted the mortgage market, especially U.S. RMBS issued in the period from 2005 through 2007. Based on information observed during the quarter (particularly early stage delinquencies), the Company determined that it may be witnessing the beginning of an improvement in the housing and mortgage markets. The Company also formed a view that any improvement in the second lien loan markets may be more gradual than it had assumed in its prior projection scenarios for second liens. As a result, the Company adjusted from prior quarters the assumptions and probability weightings of its loss projection scenarios to reflect those views. These changes were made with respect to how scenarios were run in the first quarter of 2010. The scenarios used in the first quarter of 2010, with the exception of an adjustment to the subprime severity, were the same as those employed at year-end 2009.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

6. Financial Guaranty Contracts Accounted for as Insurance (Continued)

U.S. Second Lien RMBS: HELOCs and CES

        The Company insures two types of second lien RMBS, those secured by HELOCs and those secured by CES mortgages. HELOCs are revolving lines of credit generally secured by a second lien on a one to four family home. A mortgage for a fixed amount secured by a second lien on a one to four family home is generally referred to as a CES. The Company has material exposure to second lien mortgage loans originated and serviced by a number of parties, but the Company's most significant second lien exposure is to HELOCs originated and serviced by Countrywide, a subsidiary of Bank of America.

        The performance of the Company's HELOC and CES exposures began to deteriorate in 2007, and transactions, particularly those originated in the period from 2005 through 2007, continue to perform below the Company's original underwriting expectations. While insured securities benefitted from structural protections within the transactions designed to absorb collateral losses in excess of previous historical high levels, in many second lien RMBS projected losses now exceed those structural protections.

        The Company believes the primary variables impacting its expected losses in second lien RMBS transactions are the amount and timing of future losses in the collateral pool supporting the transaction and the amount of loans repurchased for breaches of representations and warranties. Expected losses are also a function of the structure of the transaction, the voluntary prepayment rate, typically also referred as conditional prepayment rate ("CPR") of the collateral, the interest rate environment assumptions about the draw rate and loss severity. These variables are: interrelated, difficult to predict and subject to considerable volatility. If actual experience differs from the Company's assumptions, the losses incurred could be materially different from the estimate. The Company continues to update its evaluation of these exposures as new information becomes available.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

6. Financial Guaranty Contracts Accounted for as Insurance (Continued)

        The following table shows the Company's key assumptions used in its calculation of estimated expected losses for these types of policies as of June 30, 2010, March 31, 2010 and December 31, 2009:

Key Assumptions in Base Case Expected Loss Estimates
Second Lien RMBS(1)

HELOC Key Variables	June 30, 2010	March 31, 2010	December 31, 2009
Plateau conditional default rate ("CDR")	8.3 - 27.5%	11.5 - 38.0%	10.7 - 40.0%
Final CDR trended down to	0.5 - 3.2%	0.5 - 3.2%	0.5 - 3.2%
Expected Period until Final CDR	24 months	21 months	21 months
Initial CPR	0.9 - 20.1%	0.4 - 13.4%	1.9 - 14.9%
Final CPR	10%	10%	10%
Loss Severity	95%	95%	95%
Future Repurchase of Ineligible Loans	$875 million	$849 million	$828 million
Initial Draw Rate	0.2 - 6.9%	0.2 - 4.8%	0.1 - 2.0%

CES Key Variables	June 30, 2010	March 31, 2010	December 31, 2009
Plateau CDR	8.0 - 28.0%	7.4 - 32.7%	21.5 - 44.2%
Final CDR Rate trended down to	2.9 - 8.1%	2.9 - 8.1%	3.3 - 8.1%
Expected Period until Final CDR achieved	24 months	21 months	21 months
Initial CPR	0.8 - 10.1%	1.6 - 8.4%	0.8 - 3.6%
Final CPR	10%	10%	10%
Loss Severity	95%	95%	95%
Future Repurchase of Ineligible Loans	$123 million	$137 million	$77 million

(1)
Represents assumptions for most heavily weighted scenario (the "base case").

        For second lien transactions the Company calculates expected losses in the following fashion. A loan is generally "charged off" by the securitization's servicer once the loan is 180 days past due and therefore the Company's projections assume that a loss is charged off once it is 180 days past due. Most second lien transactions report the amount of loans in five monthly delinquency categories (i.e., 30-59 days past due, 60-89 days past due, 90-119 days past due, 120-149 days past due and 150-179 days past due). The Company estimates the amount of loans that will default over the next five months by calculating current representative liquidation rates (the percent of loans in a given delinquency status that are assumed to ultimately default) from selected transactions and then applying those liquidation rates to the amount of loans in the delinquency categories. The amount of loans projected to default in the third, fourth and fifth month are then expressed as conditional default rates ("CDR"), and the average of those CDRs is then used as the basis for calculating defaults after the fifth month. In the base scenario, this CDR (the "plateau CDR") is held constant for one month. Last quarter, the base scenario's plateau was 4 months, the change this quarter reflects an improvement in the mortgage and real estate markets. Once the plateau period has ended, the CDR is assumed to gradually trend down in uniform increments to its final long-term steady state CDR. In the base scenario, the time over which the CDR trends down to its final CDR is eighteen months. Last quarter,

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

6. Financial Guaranty Contracts Accounted for as Insurance (Continued)

the base scenario's ramp was 12 months, the change this quarter was implemented to reflect that the recovery may take longer than the Company had previously anticipated. Therefore, in the base case scenario, the total time from the current period to the end of the ramp (when the long-term steady CDR is reached) is 24 months. The long-term steady state CDRs are calculated as the constant conditional default rates that would have yielded the amount of losses originally expected at underwriting.

        Breaches of Representations and Warranties—Second Lien U.S. RMBS:    As mentioned above, performance of the collateral underlying certain securitizations has substantially differed from the Company's original expectations. The Company has employed several loan file diligence firms and law firms as well as devoting internal resources to review the mortgage files surrounding many of the defaulted loans. As of June 30, 2010 the Company had performed a detailed review of approximately 24,800 files, representing nearly $1.9 billion in outstanding par of defaulted second lien loans underlying insured transactions, and identified a material number of defaulted loans that breach representations and warranties regarding the characteristics of the loans such as misrepresentation of income or occupation, undisclosed debt and non- compliance with underwriting guidelines at loan origination. The Company continues to review new files as new loans default and as new loan files are made available to it. As of June 30, 2010 following negotiation with the sellers and originators of the breaching loans, the Company had reached agreement to have $227 million of the second lien loans repurchased and has included in its net expected loss estimates for second liens as of June 30, 2010 an estimated benefit from repurchases of $998.0 million of second lien loans, of which $875.0 million relates to HELOCs and the remainder to CES. The amount the Company ultimately recovers related to contractual representations and warranties is uncertain and subject to a number of factors including the counterparty's ability to pay, the number and amount of loans determined to have breached representations and warranties and, potentially, negotiated settlements or litigation. As such, the Company's estimate of recoveries is uncertain and actual amounts realized may differ significantly from these estimates. In arriving at the expected recovery from breaches of representations and warranties the Company considered: the credit worthiness of the provider of representations and warranties, the number of breaches found on defaulted loans, the success rate resolving these breaches with the provider of the representations and warranties and the potential amount of time until the recovery is realized. This calculation involved a variety of scenarios which ranged from the Company recovering substantially all of the losses it incurred due to violations of representations and warranties, to the Company realizing very limited recoveries. These scenarios were probability weighted in order to determine the recovery incorporated into the Company's reserve estimate. This approach was used for both loans that had already defaulted and those assumed to default in the future. Recoveries were limited to amounts paid or expected to be paid out by the Company.

        The rate at which the principal amount of loan is prepaid may impact both the amount of losses projected (which is a function of the CDR and the loan balance over time) as well as the amount of excess spread (which is the excess of the interest paid by the borrowers on the underlying loan over the amount of interest and expenses owed on the insured obligations). In the base case, the current CPR is assumed to continue until the end of the plateau before gradually increasing to the final CPR over the same period the CDR decreases. The final CPR is assumed to be 10% for both HELOC and CES transactions. This level is much higher than current rates, but lower than the historical average, which reflects the Company's continued uncertainty about performance of the borrowers in these transactions. This pattern is consistent with how the Company modeled the CPR in both the first quarter and year-end.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

6. Financial Guaranty Contracts Accounted for as Insurance (Continued)

        The Company uses a number of other variables in its second lien loss projections, including the spread between relevant interest rate indices, loss severities (assumed to be 95%) and HELOC draw rates (the amount of new advances provided on existing HELOCs expressed as a percent of current outstanding advances). For HELOC transactions, the draw rate is assumed to decline from the current level to the final draw rate over a period of three months. The final draw rates were assumed to range from 0.1% to 3.5%.

        In estimating expected losses, the Company modeled and probability weighted three possible CDR curves applicable to the period preceding the return to the long-term steady state CDR. Given that draw rates have been reduced to levels below the historical average and that loss severities in these products have been higher than anticipated at inception, the Company believes that the level of the elevated CDR and the length of time it will persist is the primary driver behind the likely amount of losses the collateral will suffer (before considering the effects of repurchases of ineligible loans). The Company continues to evaluate the assumptions affecting its modeling results.

        In the most recent prior quarters, the Company's base case assumed a 4 month CDR plateau and a 12 month CDR assumed the date of commencement ramp down. Reflecting the Company's belief that the primary variable relating to the Company's assumption was when an improvement in the mortgage markets would begin, in recent prior quarters it also modeled a 1 month CDR plateau and a 7 month CDR plateau. Consistent with the Company's current belief that an improvement in the mortgage market may be beginning but that any recovery may be more gradual that had previously been anticipated, this quarter's base case assumed a 1 month plateau and an 18 month ramp down. Increasing the CDR plateau to 4 months and keeping the ramp down at 18 months would increase the expected loss by approximately $106.0 million for HELOC transactions and $10.1 million for CES transactions. On the other hand, keeping the CDR plateau at 1 month but decreasing the length of the CDR ramp down back to last quarter's 12 month assumption would decrease the expected loss from those taken by approximately $110.5 million for HELOC transactions and $10.0 million for CES transactions.

U.S. First Lien RMBS: Alt-A, Option ARM, Subprime and Prime

        First lien RMBS are generally categorized in accordance with the characteristics of the first lien mortgage loans on one to four family homes supporting the transactions. The collateral supporting "Subprime RMBS" transactions is comprised of first-lien residential mortgage loans made to subprime borrowers. A "subprime borrower" is one considered to be a higher risk credit based on credit scores or other risk characteristics. Another type of RMBS transaction is generally referred to as "Alt-A RMBS." The collateral supporting such transactions is comprised of first-lien residential mortgage loans made to "prime" quality borrowers that lack certain ancillary characteristics that would make them prime. When more than 66% of the loans originally included in the pool are mortgage loans with an option to make a minimum payment that has the potential to negatively amortize the loan (i.e., increase the amount of principal owed), the transaction is referred to as an "Option ARM." Finally, transactions may be primarily composed of loans made to prime borrowers.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

6. Financial Guaranty Contracts Accounted for as Insurance (Continued)

        The performance of the Company's first lien RMBS exposures began to deteriorate in 2007 and transactions, particularly those originated in the period from 2005 through 2007 and continue to perform below the Company's original underwriting expectations. The Company currently projects first lien collateral losses many times those expected at the time of underwriting. While insured securities benefitted from structural protections within the transaction designed to absorb some of the collateral losses, in many first lien RMBS projected losses exceed those structural protections.

        The majority of projected losses in first lien RMBS transactions are expected to come from mortgage loans that are delinquent or in foreclosure, an increase in delinquent and foreclosed loans beyond those delinquent and foreclosed last quarter is one of the primary drivers of loss development in this portfolio. In order to determine the number of defaults resulting from these delinquent and foreclosed loans, the Company applies a liquidation rate assumption to loans in each of various delinquency categories. The following table shows the Company's liquidation assumptions for various delinquency categories as of June 30 and March 31, 2010. The liquidation rate is a standard industry measure that is used to estimate the number of loans in a given aging category that will default within a specified time period. The Company projects these liquidations over two years.

	June 30, 2010	March 31, 2010
30 - 59 Days Delinquent
Alt-A First lien	50%	50%
Alt-A Option ARM	50	50
Subprime	45	45
60 - 89 Days Delinquent
Alt-A First lien	65	65
Alt-A Option ARM	65	65
Subprime	65	65
90—Bankruptcy
Alt-A First lien	75	75
Alt-A Option ARM	75	75
Subprime	70	70
Foreclosure
Alt-A First lien	85	85
Alt-A Option ARM	85	85
Subprime	85	85
Real Estate Owned
Alt-A First lien	100	100
Alt-A Option ARM	100	100
Subprime	100	100

        Losses are also projected on first lien RMBS that are presently current loans. The Company projects these losses by applying a CDR trend. The start of that CDR trend is based on the defaults the Company projected would emerge from currently delinquent and foreclosed loans. The total amount of expected defaults from these loans is then translated into a constant CDR (i.e., the CDR plateau), which, if applied for each of the next 24 months, would be sufficient to produce

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

6. Financial Guaranty Contracts Accounted for as Insurance (Continued)

approximately the amount of losses that were calculated to emerge from the various delinquency categories. In the base case, each transaction's CDR is projected to improve over 12 months to an intermediate CDR (calculated as 15% of its CDR plateau); that intermediate CDR is held constant for 36 months then trails off in steps to a final CDR of 5% of the CDR plateau. In the First Quarter 2010, the CDR plateau was held constant for 3 months before it was assumed to begin improving, which reflects the Company's view that an improvement in the real estate and mortgage market may be beginning. Under the Company's methodology, defaults projected to occur in the first 24 months represent defaults that can be attributed to loans that are currently delinquent or in foreclosure, while the defaults projected to occur using the projected CDR trend after the first 24 month period represent defaults attributable to borrowers that are currently performing.

        Another important driver of loss projections is loss severity, which is the amount of loss the transaction incurs on a loan after the application of net proceeds from the disposal of the underlying property. Loss severities experienced in first lien transactions have reached historical highs and the Company is assuming that these historical highs continue for another year. The Company determines its initial loss severity based on actual recent experience. The Company then assumes that loss severities begin returning to levels consistent with underwriting assumptions beginning in June 2011, and in the base scenario decline over two years to 40%.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

6. Financial Guaranty Contracts Accounted for as Insurance (Continued)

        The following table shows the Company's key assumptions used in its calculation of expected losses for these types of policies as of June 30, 2010, March 31, 2010 and December 31, 2009:

Key Assumptions in Base Case Expected Loss Estimates of First Lien RMBS Transactions

	June 30, 2010	March 31, 2010	December 31, 2009
Alt A First Lien
Plateau CDR	2.2% - 40.6%	2.0% - 34.4%	1.5% - 35.7%
Intermediate CDR	0.3% - 6.1%	0.3% - 5.2%	0.2% - 5.4%
Final CDR	0.1% - 2.0%	0.1% - 1.7%	0.1% - 1.8%
Initial Loss Severity	60%	60%	60%
Future Repurchases of Ineligible Loans	$79.2 million	$75.8 million	$64.2 million
Initial CPR	0.0% - 16.2%	0.0% - 27.9%	0.0% - 20.5%
Final CPR	10%	10%	10%
Alt A Option ARM
Plateau CDR	12.5% - 29.9%	15.1% - 27.4%	13.5% - 27.0%
Intermediate CDR	1.9% - 4.5%	2.3% - 4.1%	2.0% - 4.1%
Final CDR	0.6% - 1.5%	0.8% - 1.4%	0.7% - 1.4%
Initial Loss Severity	60%	60%	60%
Future Repurchases of Ineligible Loans	$242.8 million	$236.0 million	$203.7 million
Initial CPR	0.0% - 9.3%	0.0% - 12.3%	0.0% - 3.5%
Final CPR	10%	10%	10%
Subprime
Plateau CDR	8.4% - 34.4%	7.8% - 30.4%	7.1% - 29.5%
Intermediate CDR	1.3% - 5.2%	1.2% - 4.6%	1.1% - 4.4%
Final CDR	0.4% - 1.7%	0.4% - 1.5%	0.4% - 1.5%
Initial Loss Severity	75%	75%	70%
Future Repurchases of Ineligible Loans	$0	$0	$0
Initial CPR	0.0% - 12.0%	0.0% - 12.5%	0.0% - 12.0%
Final CPR	10%	10%	10%

        The rate at which the principal amount of loan is prepaid may impact both the amount of losses projected (since that amount is a function of the CDR and the loan balance over time) as well as the amount of excess spread (the amount by which the interest paid by the borrowers on the underlying loan exceeds the amount of interest owed on the insured obligations). The assumption for the CPR follows a similar pattern to that of the CDR. The current level of voluntary prepayments is assumed to continue for the plateau period before gradually increasing over 12 months to the final CPR, which is assumed to be either 10% or 15% depending on the scenario run.

        Breaches of Representations and Warranties—First Lien U.S. RMBS:    As mentioned above, performance of the collateral underlying certain securitizations has substantially differed from the Company's original expectations. The Company has employed several loan file diligence firms and law firms as well as devoting internal resources to review the mortgage files surrounding many of the defaulted loans. As of June 30, 2010 the Company had performed a detailed review of approximately

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

6. Financial Guaranty Contracts Accounted for as Insurance (Continued)

5,200 files representing nearly $2.3 billion in outstanding par of defaulted first lien loans underlying insured transactions, and identified a material number of defaulted loans that breach representations and warranties regarding the characteristics of the loans. The Company continues to review new files as new loans default and as new loan files are made available to it. Following negotiation with the sellers and originators of the breaching loans, as of June 30, 2010, the Company had reached agreement to have $50.5 million of first lien loans repurchased. The Company has included in its net expected loss estimates for first liens as of June 30, 2010 an estimated benefit from repurchases of $322.8 million, of which $242.8 million relates to Option ARMs, $79.2 million to Alt A first liens and $0.8 million to prime transactions. The amount the Company will ultimately recover related to contractual representations and warranties is uncertain and subject to a number of factors including the counterparty's ability to pay, the number and amount of loans determined to have breached representations and warranties and, potentially, negotiated settlements or litigation recoveries. As such, the Company's estimate of recoveries is uncertain and actual amounts realized may differ significantly from these estimates. In arriving at the expected recovery from breaches of representations and warranties, the Company considered the credit worthiness of the provider of representations and warranties, the number of breaches found on defaulted loans, the success rate in resolving these breaches with the provider of the representations and warranty and the potential amount of time until the recovery is realized. This calculation involved a variety of scenarios which ranged from the Company recovering substantially all of the losses it incurred due to violations of representations and warranties to the Company realizing very limited recoveries. These scenarios were probability weighted in order to determine the recovery incorporated into the Company's reserve estimate. This approach was used for both loans that had already defaulted and those assumed to default in the future. In all cases, recoveries were limited to amounts paid or expected to be paid by the Company.

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

        In establishing its reserves, the Company modeled and probability weighted sensitivities for first lien transactions by varying its assumptions of how fast an economic recovery is expected to occur. The primary variable when modeling sensitivities was how quickly the CDR returned to its modeled equilibrium, which was defined as 5% of the current CDR. The Company also stressed CPRs and the speed of recovery of loss severity rates. In a somewhat more stressful environment than that of the base case, where the CDR recovery was more gradual and the final CPR was 15% rather than 10%, the Company's expected losses would increase by approximately $11.3 million for Alt A first liens, $89.9 million for Option ARMs, $16.3 million for subprime and $0.1 million for prime transactions. In an even more stressful scenario where the CDR plateau was extended 3 months (so was 27 months long) before the same more gradual CDR recovery and loss severities were assumed to recover over 4 rather than 2 years (and subprime loss severities were assumed to recover only to 55%), the Company's expected losses would increase by approximately $39.5 million for Alt A first liens, $196.7 million for Option ARMs, $106.3 million for subprime and $0.6 million for prime transactions. The Company also considered a scenario where the recovery was faster than in its base case. In this scenario, where the CDR plateau was 3 months shorter (21 months, effectively assuming that liquidation rates would

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

6. Financial Guaranty Contracts Accounted for as Insurance (Continued)

improve) and the CDR recovery was more pronounced, the Company's expected losses would decrease by approximately $21.4 million for Alt A first liens, $83.0 million for Option ARMs, $29.5 million for subprime and $0.3 million for prime transactions.

  "XXX" Life Insurance Transactions

        The Company has insured $2.1 billion of net par in "XXX" life insurance reserve securitization transactions based on discrete blocks of individual life insurance business. In these transactions, the monies raised by the sale of the bonds insured by the Company are used to capitalize a special purpose vehicle that provides reinsurance to a life insurer or reinsurer. The monies are invested at inception in accounts managed by third-party investment managers. In order for the Company to incur an ultimate net loss on these transactions, adverse experience on the underlying block of life insurance policies and/or credit losses in the investment portfolio would need to exceed the level of credit enhancement built into the transaction structures. In particular, such credit losses in the investment portfolio could be realized in the event that circumstances arise resulting in the early liquidation of assets at a time when their market value is less than their intrinsic value.

        The Company's $2.1 billion in net par of XXX Life Insurance transactions include $882.5 million rated BIG by the Company as of June 30, 2010, and corresponded to three transactions. These two of the three XXX transactions had material amounts of their assets invested in US RMBS transactions. Based on its analysis of the information currently available, including estimates of future investment performance provided by the current investment manager, projected credit impairments on the invested assets and performance of the blocks of life insurance business at June 30, 2010, the Company's gross expected loss, prior to reinsurance or netting of unearned premium, for its two BIG XXX insurance transactions was $63.3 million and its net reserve was $51.1 million.

        On December 19, 2008, the Company sued J.P. Morgan Investment Management Inc. ("JPMIM"), the investment manager in one of the transactions, which relates to Orkney Re II p.l.c. ("Orkney Re II") in New York Supreme Court ("Court") alleging that JPMIM engaged in breaches of fiduciary duty, gross negligence and breaches of contract based upon its handling of the investments of Orkney Re II. On January 28, 2010 the Court ruled against the Company on a motion to dismiss filed by JPMIM. Oral argument on the Company's appeal was heard before the Appellate Division on May 26, 2010.

Public Finance Transactions

        Within the public finance category, $3.5 billion was rated BIG, with the largest BIG exposure being a public finance transaction for sewer service in Jefferson County, Alabama. The Company's total exposure to this transaction is approximately $512 million of net par. The Company has made debt service payments during the year and expects to make additional payments in the near term. The Company is continuing its risk remediation efforts for this exposure. In addition, during the Second Quarter 2010, the Company sued JPMorgan Chase Bank, N.A. and JPMorgan Securities, Inc. (together, "JPMorgan"), the underwriter of debt issued by Jefferson County, in New York Supreme Court alleging that JPMorgan induced the Company to issue its insurance policies in respect of such debt through material and fraudulent misrepresentation and omissions, including concealing that it had secured its

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

6. Financial Guaranty Contracts Accounted for as Insurance (Continued)

position as underwriter and swap provider through bribes to Jefferson County commissioners and others.

Other Sectors and Transactions

        The Company continues to closely monitor other sectors and individual financial guaranty insurance transactions it feels warrant the additional attention, including, as of June 30, 2010, its commercial mortgage exposure of $912.5 million of net par, its trust preferred securities ("TruPS") collateralized debt obligations ("CDOs") exposure of $1.1 billion, its student loan exposure of $4.1 billion net par and its U.S. health care exposure of $21.9 billion of net par.

7. Credit Derivatives

        Certain financial guaranty contracts written in credit derivative form, principally in the form of insured CDS contracts, have been deemed to meet the definition of a derivative under GAAP, which requires that an entity recognize as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value with changes in fair value recorded in the consolidated statements of operations. GAAP requires companies to recognize freestanding or embedded derivatives relating to beneficial interests in securitized financial instruments.

        In general, the Company structures credit derivative transactions such that the circumstances giving rise to the Company's obligation to make loss payments are similar to those for financial guaranty contracts written in insurance form and only occurs as losses are realized on the underlying reference obligation. Nonetheless, credit derivative transactions are governed by International Swaps and Derivatives Association, Inc. ("ISDA") documentation and operate differently from financial guaranty contracts written in insurance form. For example, the Company's control rights with respect to a reference obligation under a credit derivative may be more limited than when the Company issues a financial guaranty contract written in insurance form. In addition, while the Company's exposure under credit derivatives, like the Company's exposure under financial guaranty contracts written in insurance form, has been generally for as long as the reference obligation remains outstanding, unlike financial guaranty contracts, a credit derivative may be terminated for a breach of the ISDA documentation or other specific events. If events of default or termination events specified in the credit derivative documentation were to occur, the non-defaulting or the non-affected party, which may be either the Company or the counterparty, depending upon the circumstances, may decide to terminate a credit derivative prior to maturity. The Company may be required to make a termination payment to its swap counterparty upon such termination.

        Some of the Company's CDS have rating triggers that allow certain CDS counterparties to terminate in the case of downgrades. If certain of its credit derivative contracts were terminated, the Company could be required to make a termination payment as determined under the relevant documentation, although under certain documents, the Company may have the right to cure the termination event by posting collateral, assigning its rights and obligations in respect of the transactions to a third party or seeking a third party guaranty of the obligations of the Company. As of June 30, 2010 and December 31, 2009, if AGC's ratings were downgraded to levels between BBB or Baa2 and BB+ or Ba1, certain CDS counterparties could terminate certain CDS contracts covering approximately $5.9 billion and $6.0 billion par insured, respectively. As of the date of this filing, none of AG Re,

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

7. Credit Derivatives (Continued)

AGRO or AGM had any material CDS exposure subject to termination based on its rating. The Company does not believe that it can accurately estimate the termination payments it could be required to make if, as a result of any such downgrade, a CDS counterparty terminated its CDS contracts with the Company. These payments could have a material adverse effect on the Company's liquidity and financial condition.

        Under a limited number of other CDS contracts, the Company may be required to post eligible securities as collateral—generally cash or U.S. government or agency securities. For certain of such contracts, this requirement is based on a mark-to-market valuation, as determined under the relevant documentation, in excess of contractual thresholds that decline or are eliminated if the Company's ratings decline. Under other contracts, the Company has negotiated caps such that the posting requirement cannot exceed a certain amount. As of June 30, 2010, without giving effect to thresholds that apply under current ratings, the amount of par that is subject to collateral posting is approximately $18.9 billion. Counterparties have agreed that for approximately $17.6 billion of that $18.9 billion, the maximum amount that the Company could be required to post at current ratings is $435 million; if AGC were downgraded to A+ by Standard & Poor's Rating Services ("S&P") or A3 by Moody's Investors Service, Inc. ("Moody's"), that maximum amount would be $485 million. As of June 30, 2010, the Company had posted approximately $637.7 million of collateral in respect of approximately $18.8 billion of par insured. The Company may be required to post additional collateral from time to time, depending on its ratings and on the market values of the transactions subject to the collateral posting.

        Realized gains and other settlements on credit derivatives include credit derivative premiums received and receivable for credit protection the Company has sold under its insured CDS contracts, premiums paid and payable for credit protection the Company has purchased, contractual claims paid and payable and received and receivable related to insured credit events under these contracts, ceding commissions (expense) income and realized gains or losses related to their early termination.

        The following table disaggregates realized gains and other settlements on credit derivatives into its component parts for the Second Quarter 2010 and 2009 and Six Months 2010 and 2009:

Realized Gains and Other Settlements on Credit Derivatives

	Second Quarter		Six Months
	2010	2009	2010	2009
	(in thousands)
Net credit derivative premiums received and receivable	$50,679	$27,953	$104,372	$57,468
Net Ceding commissions (paid and payable) received and receivable	1,044	(152)	2,049	(30)

Realized gains on credit derivatives	51,723	27,801	106,421	57,438
Net credit derivative losses (paid and payable) recovered and recoverable	(13,370)	15	(41,365)	(9,043)

Total realized gains and other settlements on credit derivatives	$38,353	$27,816	$65,056	$48,395

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

7. Credit Derivatives (Continued)

        Net unrealized gains (losses) on credit derivatives represent the adjustments for changes in fair value in excess of realized gains and other settlements that are recorded in each reporting period. Changes in unrealized gains and losses on credit derivatives are reflected in the consolidated statements of operations. Fair value of credit derivatives is reflected as either net assets or net liabilities determined on a contract by contract basis in the Company's consolidated balance sheets. Unrealized gains and losses resulting from changes in the fair value of credit derivatives occur primarily because of changes in interest rates, credit spreads, credit ratings of the referenced entities, claim payments, and the issuing company's own credit rating, credit spreads and other market factors. Except for estimated credit impairments, the unrealized gains and losses on credit derivatives will reduce to zero as the exposure approaches its maturity date.

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

Effect of the Company's Credit Spread on Credit Derivatives Fair Value

	As of June 30, 2010	As of December 31, 2009
	(dollars in millions)
Quoted price of CDS contract (in basis points):
AGC	1,010	634
AGM	802	541
Fair value of CDS contracts:
Before considering implication of the Company's credit spreads	$(5,636.3)	$(5,830.8)
After considering implication of the Company's credit spreads	$(1,274.9)	$(1,542.1)

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

7. Credit Derivatives (Continued)

        As of June 30, 2010, AGC's and AGM's credit spreads remained relatively wide compared to pre-2007 levels, as did general market spreads. The $5.6 billion liability as of June 30, 2010, which represents the fair value of CDS contracts before considering the implications of AGC's and AGM's credit spreads, is a direct result of continued wide credit spreads in the fixed income security markets, and ratings downgrades. The asset classes that remain most affected, are recent vintages of Subprime RMBS and Alt-A deals, as well as trust-preferred securities. When looking at June 30, 2010 compared to December 31, 2009, there was tightening of general market spreads as well as a run-off in net par outstanding and the effect of extending estimated remaining lives, resulting in a gain of approximately $194.5 million before taking into account AGC or AGM's credit spreads.

        Management believes that the trading level of AGC's credit spread is due to the correlation between AGC's risk profile and that experienced currently by the broader financial markets and increased demand for credit protection against AGC as the result of its direct segment financial guarantee volume as well as the overall lack of liquidity in the CDS market. Offsetting the benefit attributable to AGC's credit spread were declines in fixed income security market prices primarily attributable to widening spreads in certain markets as a result of the continued deterioration in credit markets and some credit rating downgrades. The higher credit spreads in the fixed income security market are due to the recent lack of liquidity in the high yield CDO and collateralized loan obligation ("CLO") markets as well as continuing market concerns over the most recent vintages of subprime RMBS and CMBS.

        The estimated remaining weighted average life of credit derivatives was 5.6 years at June 30, 2010 and 6.0 years at December 31, 2009.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

7. Credit Derivatives (Continued)

        The components of the Company's net par outstanding as of June 30, 2010 and December 31, 2009 are:

Net Par Outstanding on Credit Derivatives

	As of June 30, 2010				As of December 31, 2009
Asset Type	Original Subordination(1)	Current Subordination(1)	Net Par Outstanding	Weighted Average Credit Rating(2)	Original Subordination(1)	Current Subordination(1)	Net Par Outstanding	Weighted Average Credit Rating(2)
	(dollars in millions)
Financial Guaranty Direct:
Pooled corporate obligations:
CLOs/CBOs	31.7%	28.9%	$46,761	AAA	31.1%	27.4%	$49,447	AAA
Synthetic investment grade pooled corporate	18.2	16.4	12,673	AAA	19.2	17.7	14,652	AAA
Synthetic high yield pooled corporate	38.0	33.1	8,439	AA+	36.7	34.4	11,040	AAA
TruPS CDOs	46.8	34.1	5,793	BB+	46.6	37.3	6,041	BBB-
Market value CDOs of corporate obligations	32.2	44.4	5,566	AAA	32.1	36.9	5,401	AAA

Total pooled corporate obligations	31.4	28.9	79,232	AAA	30.9	27.9	86,581	AAA
U.S. RMBS:
Alt-A Option ARMs and Alt-A First Lien	20.1	19.7	5,076	B+	20.3	22.0	5,662	BB
Subprime First lien (including NIMs)	27.5	57.6	4,733	A+	27.6	52.4	4,970	A+
Prime first lien	10.9	10.4	524	B	10.9	11.1	560	BB
CES and HELOCs	—	18.9	92	B	—	19.2	111	B

Total U.S. RMBS	22.8	36.1	10,425	BBB-	22.9	34.6	11,303	BBB
CMBS	28.7	29.2	7,055	AAA	28.5	30.9	7,191	AAA
Other	—	—	13,806	AA-	—	—	15,700	AA-

Total Financial Guaranty Direct			110,518	AA+			120,775	AA+
Financial Guaranty Reinsurance			1,648	AA-			1,642	AA-

Total			$112,166	AA+			$122,417	AA+

(1)
Represents the sum of subordinate tranches and over-collateralization and does not include any benefit from excess interest collections that may be used to absorb losses.

(2)
Based on the Company's internal rating. The Company's rating scale is similar to that used by the nationally recognized rating agencies; however, the ratings in the above table may not be the same as ratings assigned by any nationally recognized rating agency.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

7. Credit Derivatives (Continued)

        The components of the Company's change in unrealized gains (losses) on credit derivatives are as follows:

Change in Unrealized Gains (Losess) on Credit Derivatives

	Second Quarter		Six Months
Asset Type	2010	2009	2010	2009
	(in millions)
Financial Guaranty Direct:
Pooled corporate obligations:
CLOs/CBOs	$1.8	$1.6	$3.3	$(75.8)
Synthetic investment grade pooled corporate	3.6	1.3	(4.0)	2.9
Synthetic high yield pooled corporate	(5.9)	—	14.5	—
TruPS CDOs	35.5	(75.7)	65.2	(0.4)
Market value CDOs of corporate obligations	(0.1)	(0.3)	0.3	(7.3)
Commercial Real Estate	—	0.1	—	(2.1)
CDO of CDOs (corporate)	—	0.6	—	(0.2)

Total pooled corporate obligations	34.9	(72.4)	79.3	(82.9)
U.S. RMBS:
Alt-A Option ARMs and Alt-A First Lien	9.6	(201.8)	160.5	(245.9)
Subprime First lien (Including NIMs)	0.3	0.7	0.9	3.7
Prime first lien	5.2	(21.7)	19.4	(70.7)
CES and HELOCs	(14.3)	—	(5.9)	—

Total U.S. RMBS	0.8	(222.8)	174.9	(312.9)
CMBS	0.3	1.0	9.8	(30.2)
Other(1)	(0.8)	44.2	23.4	186.8

Total Financial Guaranty Direct	35.2	(250.0)	287.4	(239.2)
Financial Guaranty Reinsurance	(0.1)	(4.3)	(0.2)	11.9

Total	$35.1	$(254.3)	$287.2	$(227.3)

(1)
"Other" includes all other U.S. and international asset classes, such as commercial receivables, international infrastructure, international RMBS and home equity securities, and pooled infrastructure securities.

        The Company's exposure to pooled corporate obligations is highly diversified in terms of obligors and, except in the case of TruPS CDOs, industries. Most pooled corporate transactions are structured to limit exposure to any given obligor and industry. The majority of the Company's pooled corporate exposure consists of CLOs or synthetic pooled corporate obligations. Most of these CLOs have an average obligor size of less than 1% and typically restrict the maximum exposure to any one industry to approximately 10%. The Company's exposure also benefits from embedded credit enhancement in the transactions which allows a transaction to sustain a certain level of losses in the underlying collateral, further insulating the Company from industry specific concentrations of credit risk on these deals.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

7. Credit Derivatives (Continued)

        The Company's TruPS CDO asset pools are generally less diversified by obligors and industries than the typical CLO asset pool. Also, the underlying collateral in TruPS CDOs consists primarily of subordinated debt instruments such as TruPS CDOs issued by banks, real estate investment trusts ("REITs") and insurance companies, while CLOs typically contain primarily senior secured obligations. Finally, TruPS CDOs typically contain interest rate hedges that may complicate the cash flows. However, to mitigate these risks TruPS CDOs were typically structured with higher levels of embedded credit enhancement than typical CLOs.

        The Company's exposure to "Other" CDS contracts is also highly diversified. It includes $3.9 billion of exposure to four pooled infrastructure transactions comprised of diversified pools of international infrastructure project transactions and loans to regulated utilities. These pools were all structured with underlying credit enhancement sufficient for the Company to attach at super senior AAA levels. The remaining $9.9 billion of exposure in "Other" CDS contracts is comprised of numerous deals typically structured with significant underlying credit enhancement and spread across various asset classes, such as commercial receivables, international RMBS and home equity securities, infrastructure, regulated utilities and consumer receivables.

        The unrealized gain for Six Months 2010 on "Other" CDS contracts is primarily attributable to implied spreads narrowing on several different transactions, none of which represent material amounts. The unrealized gain for Second Quarter and Six Months 2009 on "Other" CDS contracts is primarily attributable to implied spreads narrowing on several UK public finance infrastructure transactions and a film securitization transaction.

        With considerable volatility continuing in the market, unrealized gains (losses) on credit derivatives may fluctuate significantly in future periods.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

7. Credit Derivatives (Continued)

        The following tables present additional details about the Company's unrealized gain or loss on credit derivatives associated with U.S. RMBS by vintage for the Second Quarter 2010 and Six Months 2010:

U.S. Residential Mortgage-Backed Securities

Vintage	Original Subordination(1)	Current Subordination(1)	Net Par Outstanding (in millions)	Weighted Average Credit Rating(2)	Second Quarter 2010 Unrealized Gain (Loss) (in millions)	Six Months 2010 Unrealized Gain (Loss) (in millions)
2004 and Prior	6.1%	19.4%	$178	A	$(0.1)	$0.3
2005	26.8	58.9	3,273	AA-	(0.1)	1.7
2006	28.5	50.5	1,705	BBB	(4.3)	1.1
2007	19.1	17.1	5,269	B	5.3	171.8
2008	—	—	—	—	—	—
2009	—	—	—	—	—	—
2010	—	—	—	—	—	—

Total	22.8%	36.1%	$10,425	BBB-	$0.8	$174.9

(1)
Represents the sum of subordinate tranches and over-collateralization and does not include any benefit from excess interest collections that may be used to absorb losses.

(2)
Based on the Company's internal rating. The Company's rating scale is similar to that used by the nationally recognized rating agencies; however, the ratings in the above table may not be the same as ratings assigned by any nationally recognized rating agency.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

7. Credit Derivatives (Continued)

        The following table presents additional details about the Company's unrealized gain or loss on credit derivatives associated with CMBS transactions by vintage for the Second Quarter 2010 and Six Months 2010:

Commercial Mortgage-Backed Securities

Vintage	Original Subordination(1)	Current Subordination(1)	Net Par Outstanding (in millions)	Weighted Average Credit Rating(2)	Second Quarter 2010 Unrealized Gain (Loss) (in millions)	Six Months 2010 Unrealized Gain (Loss) (in millions)
2004 and Prior	28.5%	43.8%	$579	AAA	$—	$0.3
2005	17.6	25.0	684	AAA	(0.1)	0.3
2006	26.4	25.3	4,377	AAA	0.5	5.0
2007	41.1	37.5	1,415	AAA	(0.1)	4.2
2008	—	—	—	—	—	—
2009	—	—	—	—	—	—
2010	—	—	—	—	—	—

Total	28.7%	29.2%	$7,055	AAA	$0.3	$9.8

(1)
Represents the sum of subordinate tranches and over-collateralization and does not include any benefit from excess interest collections that may be used to absorb losses.

(2)
Based on the Company's internal rating. The Company's rating scale is similar to that used by the nationally recognized rating agencies; however, the ratings in the above table may not be the same as ratings assigned by any nationally recognized rating agency.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

7. Credit Derivatives (Continued)

        The following table summarizes the estimated change in fair values on the net balance of the Company's credit derivative positions assuming immediate parallel shifts in credit spreads on AGC and AGM and on the risks that they both assume:

	As of June 30, 2010
Credit Spreads(1)	Estimated Net Fair Value (Pre-Tax)	Estimated Pre-Tax Change in Gain/(Loss)
	(in millions)
100% widening in spreads	$(3,099.1)	$(1,824.3)
50% widening in spreads	(2,264.1)	(989.3)
25% widening in spreads	(1,737.9)	(463.1)
10% widening in spreads	(1,462.9)	(188.1)
Base Scenario	(1,274.9)	—
10% narrowing in spreads	(1,151.9)	122.9
25% narrowing in spreads	(988.6)	286.2
50% narrowing in spreads	(662.4)	612.4

(1)
Includes the effects of spreads on both the underlying asset classes and the Company's own credit spread.

8. Consolidation of VIEs

        The Company has exposure to VIEs through the issuance of financial guaranty insurance contracts that typically ensure the timely payment of principal and interest to the holders of VIE debt. As part of the terms of its insurance contracts, at the outset of a contract the Company obtains certain protective rights over the control of a VIE based upon the occurrence of certain trigger events, such as deal performance or servicer or collateral manager financial health. At deal inception, the Company typically is not deemed to be have control of a VIE, however, once a trigger event occurs the Company's control of the VIE typically increases.

        Under accounting rules previously in effect, the Company determined whether it was the primary beneficiary (i.e., the variable interest holder required to consolidate a VIE) of a VIE by first performing a qualitative analysis of the VIE that includes, among other factors, its capital structure, contractual terms, which variable interests create or absorb variability, related party relationships and the design of the VIE. The Company performed a quantitative analysis when qualitative analysis was not conclusive.

        The accounting guidance effective January 1, 2010, requires the Company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise that has both 1) the power to direct the activities of a VIE that most significantly impact the entity's economic performance; and 2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Additionally, this guidance requires an ongoing reassessment of whether the Company is the primary beneficiary of a VIE.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

8. Consolidation of VIEs (Continued)

        Pursuant to the new accounting guidance, the Company evaluated its power to direct the significant activities that most significantly impact the economic performance of VIEs that have debt obligations insured by the Company and, accordingly, where the Company is obligated to absorb VIE losses that could potentially be significant to the VIE. The Company determined that it is the primary beneficiary of 20 VIEs at June 30, 2010 based on the assessment of its control rights over servicer or collateral manager replacement, given that servicing/managing collateral were deemed to be the VIEs' most significant activities. The Company consolidated 21 VIEs at March 31, 2010. As a result of changes in control rights during the quarter ended June 30, 2010, two VIEs were deconsolidated and one additional VIE was consolidated during the quarter resulting in an increase in financial guaranty variable interest entities' assets of $51.0 million, an increase in financial guaranty variable interest entities' liabilities of $71.5 million and a net gain on deconsolidation/consolidation of $2.2 million, which was included in "financial guaranty variable interest entities' revenues" in the consolidated statement of operations. The Company is not primarily liable for the debt obligations issued by the VIEs and would only be required to make payments on these debt obligations in the event that the issuer of such debt obligations defaults on any principal or interest due. The Company's creditors do not have any rights with regard to the assets of the VIEs.

        The table below shows the carrying value of the consolidated VIE assets and liabilities in the Company's unaudited interim consolidated financial statements, segregated by the types of assets held by VIEs that collateralize their respective debt obligations:

Consolidated VIEs

	As of June 30, 2010		As of December 31, 2009
	Assets	Liabilities	Assets	Liabilities
	(in thousands)
HELOCs	$436,454	$669,950	$—	$—
First liens	314,585	417,040	—	—
Alt-A Second liens	98,552	152,071	—	—
Automobile loans	589,431	589,431	—	—
Life insurance	293,805	293,805	—	—
Credit card loans	111,846	111,846	233,419	233,129
Health care receivables	—	—	211,808	212,484
Consumer loans	—	—	199,189	199,178
Gas pipeline tariffs	—	—	117,887	117,861

Total	$1,844,673	$2,234,143	$762,303	$762,652

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

8. Consolidation of VIEs (Continued)

        The table below shows the revenues and expenses of the consolidated VIEs:

	Second Quarter 2010	Six Months 2010
	(in thousands)
Revenues:
Financial guaranty variable interest entities' revenues:
Interest income	$54,412	$115,290
Net realized and unrealized gains (losses) on assets	(73,545)	(130,235)

Financial guaranty variable interest entities' revenues	$(19,133)	$(14,945)

Expenses:
Financial guaranty variable interest entities' expenses:
Interest expense	$20,657	$44,710
Net realized and unrealized (gains) losses on liabilities with recourse	(50,209)	(75,863)
Net realized and unrealized (gains) losses on liabilities without recourse	(8,686)	(14,440)
Other expenses	18,628	40,761

Financial guaranty variable interest entities' expenses	$(19,610)	$(4,832)

        The financial reports of the consolidated VIEs are prepared by outside parties and are not available within the time constraints that the Company requires to ensure the financial accuracy of the operating results. As such, the financial results of the 20 VIEs are consolidated on a one quarter lag.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

8. Consolidation of VIEs (Continued)

        The new accounting guidance mandates the accounting changes prescribed by the statement to be recognized by the Company as a cumulative effect adjustment to retained earnings as of January 1, 2010. The cumulative effect of adopting the new accounting guidance was a $206.5 million after-tax decrease to the opening retained earnings balance due to the consolidation of 21 VIEs at fair value on January 1, 2010. The impact of adopting the new accounting guidance on the Company's balance sheet was as follows:

	As of December 31, 2009	Transition Adjustment	As of January 1, 2010
	(in thousands)
Assets:
Premiums receivable, net of ceding commissions payable	$1,418,232	$(19,087)	$1,399,145
Deferred tax asset, net	1,158,205	111,213	1,269,418
Financial guaranty variable interest entities' assets	762,303	1,162,983	1,925,286
Total assets	16,802,693	1,255,109	18,057,802
Liabilities and shareholders' equity:
Unearned premium reserves	8,400,152	(129,875)	8,270,277
Loss and loss adjustment expense reserve	289,470	16,999	306,469
Financial guaranty variable interest entities' liabilities with recourse	762,652	1,348,200	2,110,852
Financial guaranty variable interest entities' liabilities without recourse	—	225,976	225,976
Total liabilities	13,282,534	1,461,300	14,743,834
Retained earnings	789,869	(206,540)	583,329
Total shareholders' equity attributable to Assured Guaranty Ltd.	3,520,508	(206,540)	3,313,968
Noncontrolling interest of financial guaranty variable interest entities	(349)	349	—
Total shareholders' equity	3,520,159	(206,191)	3,313,968
Total liabilities and shareholders' equity	16,802,693	1,255,109	18,057,802

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

Non-Consolidated VIEs

        To date, the results of qualitative and quantitative analyses have indicated that the Company does not have a majority of the variability in any other VIEs and, as a result, are not consolidated in the Company's unaudited interim consolidated financial statements. The Company's exposure provided

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

8. Consolidation of VIEs (Continued)

through its financial guaranties with respect to debt obligations of non-consolidated SPEs is included within net par outstanding in Note 4.

9. Fair Value of Financial Instruments

        The carrying amount and estimated fair value of financial instruments are presented in the following table:

Fair Value of Financial Instruments

	As of June 30, 2010		As of December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Assets:
Fixed maturity securities	$9,113,803	$9,113,803	$9,139,900	$9,139,900
Short-term investments	1,391,183	1,391,183	1,668,279	1,668,279
Assets acquired in refinancing transactions	138,306	148,890	152,411	160,143
Credit derivative assets	491,122	491,122	492,531	492,531
Committed capital securities, at fair value	20,855	20,855	9,537	9,537
Financial guaranty VIE assets	1,844,673	1,844,673	—	—
Other assets	19,303	19,303	18,473	18,473
Liabilities:
Financial guaranty insurance contracts(1)	5,361,987	6,096,897	5,971,803	7,020,474
Long-term debt	921,628	870,173	917,362	927,823
Note payable	137,632	141,717	149,051	148,477
Credit derivative liabilities	1,765,966	1,765,966	2,034,634	2,034,634
Financial guaranty VIE liabilities with recourse	2,049,253	2,049,253	762,652	762,652
Financial guaranty VIE liabilities without recourse	184,890	184,890	—	—
Other liabilities	69	69	66	66

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

        The fair value hierarchy is determined based on whether the inputs to valuation techniques used to measure fair value are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Company estimates of market assumptions.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

9. Fair Value of Financial Instruments (Continued)

The fair value hierarchy prioritizes model inputs into three broad levels as follows, with level 1 being the highest and level 3 the lowest:

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

9. Fair Value of Financial Instruments (Continued)

Financial Instruments Carried at Fair Value

        Amounts recorded at fair value in the Company's financial statements are included in the tables below.

Fair Value Hierarchy of Financial Instruments
As of June 30, 2010

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Investment portfolio, available-for-sale:
Fixed maturity securities
U.S. government and agencies	$1,029.4	$—	$1,029.4	$—
Obligations of state and political subdivisions	4,840.1	—	4,840.1	—
Corporate securities	705.5	—	705.5	—
Mortgage-backed securities:
RMBS	1,335.0	—	1,232.1	102.9
CMBS	290.9	—	290.9	—
Asset-backed securities	569.9	—	339.6	230.3
Foreign government securities	343.0	—	343.0	—

Total fixed maturity securities	9,113.8	—	8,780.6	333.2
Short-term investments	1,391.2	835.6	555.6	—
Assets acquired in refinancing transactions(1)	31.5	—	21.3	10.2
Credit derivative assets	491.1	—	—	491.1
Committed capital securities, at fair value	20.8	—	20.8	—
Financial guaranty VIE assets	1,844.7	—	—	1,844.7
Other assets	19.3	16.7	—	2.6

Total assets	$12,912.4	$852.3	$9,378.3	$2,681.8

Liabilities:
Credit derivative liabilities	$1,766.0	$—	$—	$1,766.0
Financial guaranty VIE liabilities with recourse	2,049.3	—	—	2,049.3
Financial guaranty VIE liabilities without recourse	184.9	—	—	184.9
Other liabilities	0.1	—	0.1	—

Total liabilities	$4,000.3	$—	$0.1	$4,000.2

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

9. Fair Value of Financial Instruments (Continued)

Fair Value Hierarchy of Financial Instruments
As of December 31, 2009

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Investment portfolio, available-for-sale:
Fixed maturity securities
U.S. government and agencies	$1,037.6	$—	$1,037.6	$—
Obligations of state and political subdivisions	5,039.5	—	5,039.5	—
Corporate securities	625.5	—	625.5
Mortgage-backed securities:				—
RMBS	1,464.6	—	1,464.6	—
CMBS	227.2	—	227.2	—
Asset-backed securities	388.9	—	185.0	203.9
Foreign government securities	356.6	—	356.6	—

Total fixed maturity securities	9,139.9	—	8,936.0	203.9
Short-term investments	1,668.3	437.2	1,231.1	—
Assets acquired in refinancing transactions(1)	32.4	—	21.3	11.1
Credit derivative assets	492.5	—	—	492.5
Committed capital securities, at fair value	9.5	—	9.5	—
Other assets	18.5	18.3	—	0.2

Total assets	$11,361.1	$455.5	$10,197.9	$707.7

Liabilities:
Credit derivative liabilities	$2,034.6	$—	$—	$2,034.6
Other liabilities	0.1	—	0.1	—

Total liabilities	$2,034.7	$—	$0.1	$2,034.6

(1)
Includes mortgage loans that are fair valued on a non-recurring basis. At June 30, 2010 and December 31, 2009, such investments were carried at their market value of $10.2 million and $11.1 million, respectively. The mortgage loans are classified as Level 3 of the fair value hierarchy as there are significant unobservable inputs used in the valuation of such loans. An indicative dealer quote is used to price the non-performing portion of these mortgage loans. The performing loans are valued using management's determination of future cash flows arising from these loans, discounted at the rate of return that would be required by a market participant. This rate of return is based on indicative dealer quotes.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

9. Fair Value of Financial Instruments (Continued)

Fixed Maturity Securities and Short-term Investments

        The fair value of bonds in the Investment Portfolio is generally based on quoted market prices received from third party pricing services or alternative pricing sources with reasonable levels of price transparency. Such quotes generally consider a variety of factors, including recent trades of the same and similar securities. If quoted market prices are not available, the valuation is based on pricing models that use dealer price quotations, price activity for traded securities with similar attributes and other relevant market factors as inputs, including security type, rating, vintage, tenor and its position in the capital structure of the issuer. The Company considers securities prices from pricing services, index providers or broker-dealers to be Level 2 in the fair value hierarchy. Prices determined based upon model processes are considered to be Level 3 in the fair value hierarchy. The Company used model processes to price 25 fixed maturity securities as of June 30, 2010 and these securities were classified as Level 3.

        Broker-dealer quotations obtained to price securities are generally considered to be indicative and are nonactionable (i.e. non-binding).

        The Company did not make any internal adjustments to prices provided by its third party pricing service.

Committed Capital Securities

        The fair value of committed capital securities ("CCS") represents the difference between the present value of remaining expected put option premium payments under the AGC's CCS (the "AGC CCS Securities") and AGM Committed Preferred Trust Securities (the "AGM CPS Securities") agreements and the value of such estimated payments based upon the quoted price for such premium payments as of the reporting dates (see Note 16). Changes in fair value of the AGM CPS and AGC CCS securities are included in the consolidated statement of operations. The significant market inputs used are observable, therefore, the Company classified this fair value measurement as Level 2.

Financial Guaranty Credit Derivatives Accounted for as Derivatives

        The Company's credit derivatives consist primarily of insured CDS contracts, and also include NIM securitizations and interest rate swaps. The Company does not typically exit its credit derivative contracts, and there are no quoted prices for its instruments or for similar instruments. Observable inputs other than quoted market prices exist; however, these inputs reflect contracts that do not contain terms and conditions similar to the credit derivative contracts issued by the Company. Therefore, the valuation of credit derivative contracts requires the use of models that contain significant, unobservable inputs. The Company accordingly believes the credit derivative valuations are in Level 3 in the fair value hierarchy.

        The fair value of the Company's credit derivative contracts represents the difference between the present value of remaining expected net premiums the Company receives or pays for the credit protection and the estimated present value of premiums that a comparable credit-worthy financial guarantor would hypothetically charge or pay the Company for the same protection at the balance sheet date. The fair value of the Company's credit derivatives depends on a number of factors, including notional amount of the contract, expected term, credit spreads, changes in interest rates, the

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

9. Fair Value of Financial Instruments (Continued)

credit ratings of referenced entities, the Company's own credit risk and remaining contractual cash flows.

        Market conditions at June 30, 2010 were such that market prices of the Company's CDS contracts were not generally available. Since market prices were not available, the Company used proprietary valuation models that used both unobservable and observable market data inputs such as various market indices, credit spreads, the Company's own credit spread, and estimated contractual payments to estimate the fair value of its credit derivatives. These models are primarily developed internally based on market conventions for similar transactions.

        Management considers the non-standard terms of its credit derivative contracts in determining the fair value of these contracts. These terms differ from more standardized credit derivative contracts sold by companies outside the financial guaranty industry. The non-standard terms include the absence of collateral support agreements or immediate settlement provisions. In addition, the Company employs relatively high attachment points and does not exit derivatives it sells or purchases for credit protection purposes, except under specific circumstances such as novations upon exiting a line of business. Because of these terms and conditions, the fair value of the Company's credit derivatives may not reflect the same prices observed in an actively traded market of credit derivatives that do not contain terms and conditions similar to those observed in the financial guaranty market. The Company's models and the related assumptions are continuously reevaluated by management and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely and relevant market information.

        Valuation models include management estimates and current market information. Management is also required to make assumptions on how the fair value of credit derivative instruments is affected by current market conditions. Management considers factors such as current prices charged for similar agreements, performance of underlying assets, life of the instrument, and the nature and extent of activity in the financial guaranty credit derivative marketplace. The assumptions that management uses to determine the fair value may change in the future due to market conditions. Due to the inherent uncertainties of the assumptions used in the valuation models to determine the fair value of these credit derivative products, actual experience may differ from the estimates reflected in the Company's unaudited interim consolidated financial statements and the differences may be material.

Assumptions and Inputs

        Listed below are various inputs and assumptions that are key to the establishment of the Company's fair value for CDS contracts.

        The key assumptions used in the Company's internally developed model include the following:

  •
  How gross spread is calculated: Gross spread is the difference between the yield of a security paid by an issuer on an insured versus uninsured basis or, in the case of a CDS transaction, the difference between the yield and an index such as the London Interbank Offered Rate ("LIBOR"). Such pricing is well established by historical financial guaranty fees relative to capital market spreads as observed and executed in competitive markets, including in financial guaranty reinsurance and secondary market transactions.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

9. Fair Value of Financial Instruments (Continued)

  •
  How gross spread is allocated: Gross spread on a financial guaranty written in CDS form is allocated among:

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

  •
  The expected remaining contractual cash flows, which are the most readily observable inputs since they are based on the CDS contractual terms. These cash flows include i) net premiums received and receivable on written credit derivative contracts, ii) net premiums paid and payable on purchased contracts, iii) losses paid and payable to credit derivative contract counterparties and iv) losses recovered and recoverable on purchased contracts.

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

        The Company determines the fair value of its CDS contracts by applying the difference between the current net spread and the contractual net spread for the remaining duration of each contract to the notional value of its CDS contracts. To the extent available, actual transactions executed in the accounting period are used to validate the model results and to explain the correlation between various market indices and indicative CDS market prices.

        The Company's fair value model inputs are gross spread, credit spreads on risks assumed and credit spreads on the Company's name.

        Gross spread is an input into the Company's fair value model that is used to ultimately determine the net spread a comparable financial guarantor would charge the Company to transfer risk at the reporting date. The Company's estimate of the fair value adjustment represents the difference between the estimated present value of premiums that a comparable financial guarantor would accept to assume the risk from the Company on the current reporting date, on terms identical to the original contracts written by the Company and the contractual premium for each individual credit derivative contract. This is an observable input that the Company obtains for deals it has closed or bid on in the market place.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

9. Fair Value of Financial Instruments (Continued)

        The Company obtains credit spreads on risks assumed from market data sources published by third parties (e.g. dealer spread tables for the collateral similar to assets within the Company's transactions) as well as collateral-specific spreads provided by trustees or obtained from market sources. If observable market credit spreads are not available or reliable for the underlying reference obligations, then market indices are used that most closely resembles the underlying reference obligations, considering asset class, credit quality rating and maturity of the underlying reference obligations. As discussed previously, these indices are adjusted to reflect the non-standard terms of the Company's CDS contracts. Market sources determine credit spreads by reviewing new issuance pricing for specific asset classes and receiving price quotes from their trading desks for the specific asset in question. Management validates these quotes by cross-referencing quotes received from one market source against quotes received from another market source to ensure reasonableness. In addition, the Company compares the relative change in price quotes received from one quarter to another, with the relative change experienced by published market indices for a specific asset class. Collateral specific spreads obtained from third-party, independent market sources are un-published spread quotes from market participants or market traders whom are not trustees. Management obtains this information as the result of direct communication with these sources as part of the valuation process.

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

        In this example, the contractual cash flows (the Company premium received per annum above) exceed the amount a market participant would require the Company to pay in today's market to accept

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

9. Fair Value of Financial Instruments (Continued)

its obligations under the CDS contract, thus resulting in an asset. This credit derivative asset is equal to the difference in premium rate discounted at the corresponding LIBOR over the weighted average remaining life of the contract. The expected future cash flows for the Company's credit derivatives were discounted at rates ranging from 0.35% to 3.7% at June 30, 2010. The expected future cash flows for the Company's credit derivatives were discounted at rates ranging from 0.25% to 4.5% at December 31, 2009.

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

        The amount of premium a financial guaranty insurance market participant can demand is inversely related to the cost of credit protection on the insurance company as measured by market credit spreads assuming all other assumptions remain constant. This is because the buyers of credit protection typically hedge a portion of their risk to the financial guarantor, due to the fact that contractual terms of financial guaranty insurance contracts typically do not require the posting of collateral by the guarantor. The widening of a financial guarantor's own credit spread increases the cost to buy credit protection on the guarantor, thereby reducing the amount of premium the guarantor can capture out of the gross spread on the deal. The extent of the hedge depends on the types of instruments insured and the current market conditions.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

9. Fair Value of Financial Instruments (Continued)

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

Information by Credit Spread Type

	As of June 30, 2010	As of December 31, 2009
Based on actual collateral specific spreads	5%	5%
Based on market indices	91%	90%
Provided by the CDS counterparty	4%	5%

Total	100%	100%

        The Company interpolates a curve based on the historical relationship between the premium the Company receives when a financial guaranty contract written in CDS form is closed to the daily closing price of the market index related to the specific asset class and rating of the deal. This curve indicates expected credit spreads at each indicative level on the related market index. For specific transactions where no price quotes are available and credit spreads need to be extrapolated, an alternative transaction for which the Company has received a spread quote from one of the first three sources within the Company's spread hierarchy is chosen. This alternative transaction will be within the same asset class, have similar underlying assets, similar credit ratings, and similar time to maturity. The Company then calculates the percentage of relative spread change quarter over quarter for the alternative transaction. This percentage change is then applied to the historical credit spread of the transaction for which no price quote was received in order to calculate the transactions current spread. Counterparties determine credit spreads by reviewing new issuance pricing for specific asset classes and receiving price quotes from their trading desks for the specific asset in question. These quotes are validated by cross-referencing quotes received from one market source with those quotes received from another market source to ensure reasonableness. In addition, management compares the relative change experienced on published market indices for a specific asset class for reasonableness and accuracy.

Strengths and Weaknesses of Model

        The Company's credit derivative valuation model, like any financial model, has certain strengths and weaknesses.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

9. Fair Value of Financial Instruments (Continued)

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

  •
  The Company is able to use actual transactions, when available, to validate its model results and to explain the correlation between various market indices and indicative CDS market prices. Management first attempts to compare modeled values to premiums on deals the Company received on new deals written within the reporting period. If no new transactions were written for a particular asset type in the period or if the number of transactions is not reflective of a representative sample, management compares modeled results to premium bids offered by the Company to provide credit protection on new transactions within the reporting period, the premium the Company has received on historical transactions to provide credit protection in net tight and wide credit environments and/or the premium on transactions closed by other financial guaranty insurance companies during the reporting period.

  •
  The model is a documented, consistent approach to valuing positions that minimizes subjectivity. The Company has developed a hierarchy for market-based spread inputs that helps mitigate the degree of subjectivity during periods of high illiquidity.

        The primary weaknesses of the Company's CDS modeling techniques are:

  •
  There is no exit market or actual exit transactions. Therefore the Company's exit market is a hypothetical one based on the Company's entry market.

  •
  There is a very limited market in which to verify the fair values developed by the Company's model.

  •
  At June 30, 2010 and December 31, 2009, the markets for the inputs to the model were highly illiquid, which impacts their reliability. However, the Company employs various procedures to corroborate the reasonableness of quotes received and calculated by the Company's internal valuation model, including comparing to other quotes received on similarly structured transactions, observed spreads on structured products with comparable underlying assets and, on a selective basis when possible, through second independent quotes on the same reference obligation.

  •
  Due to the non-standard terms under which the Company enters into derivative contracts, the fair value of its credit derivatives may not reflect the same prices observed in an actively traded market of credit derivatives that do not contain terms and conditions similar to those observed in the financial guaranty market.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

9. Fair Value of Financial Instruments (Continued)

        Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of June 30, 2010 and December 31, 2009 these contracts are classified as Level 3 in the fair value hierarchy since there is reliance on at least one unobservable input deemed significant to the valuation model, most significantly the Company's estimate of the value of the non-standard terms and conditions of its credit derivative contracts and of the Company's current credit standing.

Fair Value Option on Financial Guaranty VIE Assets and Liabilities

        The Company elected the Fair Value Option for financial guaranty VIE assets and liabilities upon adopting the new accounting guidance on accounting for VIEs (see Note 8).

        The VIEs that are consolidated by the Company issued securities collateralized by HELOCs, first lien RMBS, Alt-A first and second lien RMBS, subprime automobile loans, and other loans and receivables. As the lowest level input that is significant to the fair value measurement of these securities in its entirety was a Level 3 input, we classified all such securities as Level 3 in the fair value hierarchy. The securities were priced with the assistance of an independent third-party using a discounted cash flow approach and the third-party's proprietary pricing models. The models to price the VIEs liabilities used, where appropriate, inputs such as estimated prepayment speeds; losses; recoveries; market values of the assets that collateralize the securities; estimated default rates (determined on the basis of an analysis of collateral attributes, historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); discount rates implied by market prices for similar securities; house price depreciation/appreciation rates based on macroeconomic forecasts and, for those liabilities insured by the Company, the benefit from the Company's insurance policy guaranteeing the timely payment of principal and interest for the VIE tranches insured by the Company, taking into account the Company's own credit rating. Those VIE liabilities insured by the Company are considered to be with recourse, since the Company guarantees the payment of principal and interest regardless of the performance of the related VIE assets. Those VIE liabilities not insured by the Company are considered to be non-recourse, since the payment of principal and interest of these liabilities is wholly dependent on the performance of the VIE assets.

        The VIE is not primarily liable for the debt obligations issued by the VIEs and AGL's insurance company subsidiaries that insure the debt would only be required to make payments on these debt obligations in the event that the issuer of such debt obligations defaults on any principal or interest due. The Company's creditors do not have any rights with regard to the assets of the VIEs.

        The Company determined the fair value of the VIE assets using a similar methodology as described above with the exception that there was no benefit assigned to the value of the Company's financial guarantee since the Company does not guarantee the performance of the underlying assets of the VIE.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

9. Fair Value of Financial Instruments (Continued)

        The total unpaid principal balance for the VIE assets that were over 90 days or more past due was approximately $254.6 million. The change in the instrument-specific credit risk of the VIE assets for the Second Quarter 2010 and Six Months 2010 was a loss of approximately $44.1 million and $95.4 million, respectively. The difference between the aggregate unpaid principal and aggregate fair value of the VIE liabilities was approximately $668.3 million at June 30, 2010.

Level 3 Instruments

        The table below presents a rollforward of the Company's financial instruments whose fair value included significant unobservable inputs (Level 3) during the Second Quarter and Six Months 2010 and 2009. There were no significant transfers between Level 1 and Level 2 financial assets during the period.

Fair Value Level 3 Rollforward

		Second Quarter 2010
		Total Pre-tax Realized/ Unrealized Gains/ (Losses)(1) Recorded in:							Change in Unrealized Gains/ (Losses) Related to Financial Instruments Held at June 30, 2010
	Fair Value at March 31, 2010				Purchases, Issuances, Settlements, net		Transfers in and/or out of Level 3	Fair Value at June 30, 2010
		Net Income (Loss)		Other Comprehensive Income (Loss)		Consolidations, Deconsolidations, net
	(in thousands)
Investment portfolio	$301,984	$(9,421	)(2)	$(32,907)	$64,839	$—	$8,674	$333,169	$(32,907)
Assets acquired in refinancing transactions	16	—		—	—	—	—	16	16
Financial guaranty VIE assets	1,868,596	(19,133	)(3)	—	(53,612)	48,822	—	1,844,673	36,134
Other assets	4,414	8	(4)	(281)	(1,523)	—	—	2,618	8
Credit derivative asset (liability), net(5)	(1,284,911)	73,468	(6)	—	(63,401)	—	—	(1,274,844)	36,725
Financial guaranty VIE liabilities with recourse	(2,067,215)	21,950	(3)	—	67,541	(71,529)	—	(2,049,253)	(130,976)
Financial guaranty VIE liabilities without recourse	(205,724)	(2,340	)(3)	—	23,174	—	—	(184,890)	5,321

Second Quarter 2009
		Total Pre-tax Realized/ Unrealized Gains/ (Losses)(1) Recorded in:						Change in Unrealized Gains/ (Losses) Related to Financial Instruments Held at June 30, 2009
	Fair Value at March 31, 2009				Purchases, Issuances, Settlements, net	Transfers in and/or out of Level 3	Fair Value at June 30, 2009
		Net Income (Loss)		Other Comprehensive Income (Loss)
(in thousands)
Credit derivative asset (liability), net(5)	$(556,970)	$(226,468	)(6)	$—	$(27,964)	$—	$(811,402)	$(282,727)

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

9. Fair Value of Financial Instruments (Continued)

Fair Value Level 3 Rollforward

				Six Months 2010
				Total Pre-tax Realized/ Unrealized Gains/ (Losses)(1) Recorded in:							Change in Unrealized Gains/ (Losses) Related to Financial Instruments Held at June 30, 2010
	Fair Value at December 31, 2009	Adoption of New Accounting Guidance	Fair Value at January 1, 2010				Purchases, Issuances, Settlements, net		Transfers in and/or out of Level 3	Fair Value at June 30, 2010
				Net Income (Loss)		Other Comprehensive Income (Loss)		Consolidations, Deconsolidations, net
		(in thousands)
Investment portfolio	$203,914	$—	$203,914	$(9,581	)(2)	$(50,522)	$106,791	$—	$82,567	$333,169	$(50,522)
Assets acquired in refinancing transactions	16	—	16	—		—	—	—	—	16	—
Financial guaranty VIE assets	—	1,925,286	1,925,286	(14,945	)(3)		(114,490)	48,822	—	1,844,673	96,482
Other assets	167	—	167	14	(4)	(209)	2,646	—	—	2,618	14
Credit derivative asset (liability), net(5)	(1,542,103)	—	(1,542,103)	352,269	(6)	—	(85,010)	—	—	(1,274,844)	294,573
Financial guaranty VIE liabilities with recourse	—	(2,110,852)	(2,110,852)	12,325	(3)		120,803	(71,529)	—	(2,049,253)	(185,756)
Financial guaranty VIE liabilities without recourse	—	(225,976)	(225,976)	(7,493	)(3)		48,579	—	—	(184,890)	1,942

Six Months 2009
		Total Pre-tax Realized/ Unrealized Gains/ (Losses)(1) Recorded in:						Change in Unrealized Gains/ (Losses) Related to Financial Instruments Held at June 30, 2009
	Fair Value at December 31, 2008				Purchases, Issuances, Settlements, net	Transfers in and/or out of Level 3	Fair Value at June 30, 2009
		Net Income (Loss)		Other Comprehensive Income (Loss)
(in thousands)
Credit derivative asset (liability), net(5)	$(586,807)	$(178,907	)(6)	$—	$(45,688)	$—	$(811,402)	$(255,545)

(1)
Realized and unrealized gains (losses) from changes in values of Level 3 financial instruments represent gains (losses) from changes in values of those financial instruments only for the periods in which the instruments were classified as Level 3.

(2)
Included in net realized investment gains (losses) and net investment income.

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

June 30, 2010

9. Fair Value of Financial Instruments (Continued)

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

10. Investment Portfolio

Investment Portfolio

        The following tables summarize the Company's aggregate investment portfolio:

Investment Portfolio by Security Type

	As of June 30, 2010
Investments Category	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI on Securities with OTTI(2)	Weighted Average Credit Quality
	(dollars in thousands)
Fixed maturity securities:
U.S. government and agencies	10%	$975,225	$54,206	$(13)	$1,029,418	$—	AAA
Obligations of state and political subdivisions	45	4,654,363	189,685	(3,982)	4,840,066	12	AA
Corporate securities	7	683,422	24,576	(2,468)	705,530	89	AA-
Mortgage-backed securities(3):
RMBS	13	1,352,509	55,084	(72,610)	1,334,983	(3,245)	AA
CMBS	3	279,242	11,681	(60)	290,863	2,173	AAA
Asset-backed securities	5	563,101	7,531	(718)	569,914	—	BBB-
Foreign government securities	3	353,821	5,330	(16,122)	343,029	—	AA+

Total fixed maturity securities	86	8,861,683	348,093	(95,973)	9,113,803	(971)	AA
Short-term investments	14	1,390,663	520	—	1,391,183	—	AAA

Total investment portfolio	100%	$10,252,346	$348,613	$(95,973)	$10,504,986	$(971)	AA

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

10. Investment Portfolio (Continued)

	As of December 31, 2009
Investments Category	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI on Securities with OTTI(2)	Weighted Average Credit Quality
	(dollars in thousands)
Fixed maturity securities:
U.S. government and agencies	9%	$1,014,254	$26,048	$(2,755)	$1,037,547	$—	AAA
Obligations of state and political subdivisions	46	4,881,542	164,700	(6,772)	5,039,470	—	AA
Corporate securities	6	617,117	12,854	(4,362)	625,609	—	AA-
Mortgage-backed securities(3):
RMBS	14	1,449,443	39,489	(24,328)	1,464,604	9,804	AA+
CMBS	2	229,841	3,431	(6,101)	227,171	2,418	AA+
Asset-backed securities	4	395,255	1,495	(7,869)	388,881	—	BIG
Foreign government securities	3	356,457	3,570	(3,409)	356,618	—	AA+

Total fixed maturity securities	84	8,943,909	251,587	(55,596)	9,139,900	12,222	AA
Short-term investments	16	1,668,185	649	(555)	1,668,279	—	AAA

Total investment portfolio	100%	$10,612,094	$252,236	$(56,151)	$10,808,179	$12,222	AA

(1)
Based on amortized cost.

(2)
Accumulated OCI ("AOCI").

(3)
As of June 30, 2010 and December 31, 2009, respectively, approximately 71% and 80% of the Company's total mortgage backed securities were government agency obligations.

        Ratings in the table above represent the lower of the Moody's and S&P classifications. The Company's portfolio is comprised primarily of high-quality, liquid instruments. The Company continues to receive sufficient information to value its investments and has not had to modify its valuation approach due to the current market conditions.

        The amortized cost and estimated fair value of available-for-sale fixed maturity securities by contractual maturity as of June 30, 2010 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

10. Investment Portfolio (Continued)

Distribution of Fixed-Maturity Securities in the Investment Portfolio
by Contractual Maturity

	As of June 30, 2010
	Amortized Cost	Estimated Fair Value
	(in thousands)
Due within one year	$59,691	$60,580
Due after one year through five years	1,925,936	1,956,867
Due after five years through ten years	1,741,790	1,813,976
Due after ten years	3,502,515	3,656,534
Mortgage-backed securities:
RMBS	1,352,509	1,334,983
CMBS	279,242	290,863

Total	$8,861,683	$9,113,803

        Proceeds from the sale of available-for-sale fixed maturity securities were $780.8 million and $705.0 million for the Six Months 2010 and 2009, respectively.

Net Investment Income

	Second Quarter		Six Months
	2010	2009	2010	2009
	(in thousands)
Income from fixed maturity securities	$92,639	$43,827	$179,779	$87,306
Income from short-term investments	(61)	437	(429)	1,512

Gross investment income	92,578	44,264	179,350	88,818
Investment expenses	(1,707)	(964)	(4,177)	(1,917)

Net investment income(1)	$90,871	$43,300	$175,173	$86,901

(1)
Second Quarter 2010 and Six Months 2010 amounts include $7.7 million and $25.3 million, respectively, of amortization of premium, which is mainly comprised of amortization of premium on the acquired AGMH investment portfolio.

        Under agreements with its cedants and in accordance with statutory requirements, the Company maintains fixed maturity securities in trust accounts of $351.3 million and $345.7 million as of June 30, 2010 and December 31, 2009, respectively, for the benefit of reinsured companies and for the protection of policyholders, generally in states in which the Company or its subsidiaries, as applicable, are not licensed or accredited.

        Under certain derivative contracts, the Company is required to post eligible securities as collateral, generally cash or U.S. government or agency securities. The need to post collateral under these transactions is generally based on mark-to-market valuations in excess of contractual thresholds. The

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

10. Investment Portfolio (Continued)

fair market value of the Company's pledged securities totaled $637.7 million and $649.6 million as of June 30, 2010 and December 31, 2009 respectively.

        The Company is not exposed to significant concentrations of credit risk within its investment portfolio.

        No material investments of the Company were non-income producing for the Second Quarter and Six Months 2010 and 2009, respectively.

Other-Than Temporary Impairment

        The following table presents the roll-forward of the credit losses of fixed maturity securities for which the Company has recognized OTTI and where the portion of the fair value adjustment related to other factors was recognized in OCI.

Rollfoward of Credit Losses in the Investment Portfolio

	Second Quarter		Six Months
	2010	2009	2010	2009
		(in thousands)
Balance, beginning of period	$20,034	$582	$19,948	$582
Additions for credit losses on securities for which an OTTI was previously recognized	—	14,833	86	14,833

Balance, end of period	$20,034	$15,415	$20,034	$15,415

        Effective April 1, 2009, GAAP required bifurcation of credit and non-credit related OTTI in realized loss and OCI, respectively. Prior to April 1, 2009, the entire unrealized loss on OTTI securities was recognized in the consolidated statements of operations. Subsequent to that date, only the credit component of the unrealized loss on OTTI securities was recognized in the consolidated statements of operations.

        As of June 30, 2010, amounts, net of tax, in accumulated OCI included a net unrealized loss of $1.1 million for securities for which the Company had recognized OTTI and a net unrealized gain of $196.4 million for securities for which the Company had not recognized OTTI. As of December 31, 2009, amounts, net of tax, in accumulated OCI included an unrealized loss of $11.4 million for securities for which the Company had recognized OTTI and an unrealized gain of $160.6 million for securities for which the Company had not recognized OTTI.

        The following tables summarize, for all securities in an unrealized loss position as of June 30, 2010 and December 31, 2009 and, the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

10. Investment Portfolio (Continued)

Gross Unrealized Loss by Length of Time

	As of June 30, 2010
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(dollars in millions)
U.S. government and agencies	$15.0	$(0.0)	$—	$—	$15.0	$(0.0)
Obligations of state and political subdivisions	353.5	(2.6)	40.3	(1.4)	393.8	(4.0)
Corporate securities	83.2	(2.3)	4.2	(0.1)	87.4	(2.4)
Mortgage-backed securities:
RMBS	161.3	(71.5)	13.5	(1.1)	174.8	(72.6)
CMBS	8.5	(0.1)	—	—	8.5	(0.1)
Asset-backed securities	63.5	(0.1)	15.2	(0.7)	78.7	(0.8)
Foreign government securities	249.7	(16.1)	—	—	249.7	(16.1)

Total	$934.7	$(92.7)	$73.2	$(3.3)	$1,007.9	$(96.0)

Number of securities		150		14		164

Number of securities with OTTI		5		2		7

	As of December 31, 2009
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(dollars in millions)
U.S. government and agencies	$292.5	$(2.7)	$—	$—	$292.5	$(2.7)
Obligations of state and political subdivisions	407.4	(4.1)	56.9	(2.7)	464.3	(6.8)
Corporate securities	287.0	(3.9)	8.2	(0.5)	295.2	(4.4)
Mortgage-backed securities:
RMBS	361.4	(21.6)	20.5	(2.7)	381.9	(24.3)
CMBS	49.5	(2.4)	56.4	(3.7)	105.9	(6.1)
Asset-backed securities	126.1	(7.8)	2.0	(0.1)	128.1	(7.9)
Foreign government securities	270.4	(3.4)	—	—	270.4	(3.4)

Total	$1,794.3	$(45.9)	$144.0	$(9.7)	$1,938.3	$(55.6)

Number of securities		259		33		292

Number of securities with OTTI		13		2		15

        Of the securities in an unrealized loss position for 12 months or more as of June 30, 2010, one security had an unrealized loss greater than 10% of book value. The total unrealized loss for this security as of June 30, 2010 was $0.7 million.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

10. Investment Portfolio (Continued)

Net Realized Investment Gains (Losses)

	Second Quarter		Six Months
	2010	2009	2010	2009
	(in thousands)
Realized gains on investment portfolio	$11,612	$10,320	$24,230	$19,588
Realized losses on investment portfolio	(2,041)	(375)	(2,703)	(8,307)
OTTI	(17,412)	(14,833)	(17,868)	(33,279)

Net realized investment (losses) gains on investment portfolio	(7,841)	(4,888)	3,659	(21,998)
Assets acquired in refinancing transactions	(597)	—	(2,684)	—

Net realized investment (losses) gains on investment portfolio and assets acquired in refinancing transactions	$(8,438)	$(4,888)	$975	$(21,998)

11. Income Taxes

        AGL and its Bermuda Subsidiaries are not subject to any income, withholding or capital gains taxes under current Bermuda law. AGL has received an assurance from the Minister of Finance in Bermuda that, in the event of any taxes being imposed, AGL and its Bermuda Subsidiaries will be exempt from taxation in Bermuda until March 28, 2016. AGL's U.S. subsidiaries are subject to income taxes imposed by U.S. authorities and file U.S. tax returns.

        In conjunction with the AGMH Acquisition, AGMH has joined the consolidated federal tax group of AGUS, AGC, and AG Financial Products Inc. ("AGFP"). For the periods beginning on July 1, 2009 and forward, AGMH will file a consolidated federal income tax return with AGUS, AGC, and AGFP ("AGUS consolidated tax group"). In addition a new tax sharing agreement was entered into effective July 1, 2009 whereby each company in the AGUS consolidated tax group will pay or receive its proportionate share of taxable expense or benefit as if it filed on a separate return basis. Assured Guaranty Overseas US Holdings Inc. ("AGOUS") and its subsidiaries AGRO, Assured Guaranty Mortgage Insurance Company and AG Intermediary Inc., have historically filed a consolidated federal income tax return. AGRO, a Bermuda domiciled company, has elected under Section 953(d) of the Internal Revenue Code to be taxed as a U.S. domestic corporation. Each company, as a member of its respective consolidated tax return group, pays its proportionate share of the consolidated federal tax burden for its group as if each company filed on a separate return basis with current period credit for net losses.

        The effective rates for Second Quarter 2010 and Second Quarter 2009 were 30.9% and 39.6%, respectively. The effective rates for Six Months 2010 and Six Months 2009 were 28.2% and 53.4%, respectively. The change in the effective tax rate from year to year is primarily due to changes in the proportion of pre-tax income earned in different tax jurisdictions at varying statutory rates.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

11. Income Taxes (Continued)

        A reconciliation of the difference between the provision for income taxes and the expected tax provision at statutory rates in taxable jurisdictions is presented below:

Effective Tax Rate Reconciliation

	Second Quarter		Six Months
	2010	2009	2010	2009
	(in thousands)
Expected tax provision (benefit) at statutory rates in taxable jurisdictions	$104,056	$(101,734)	$231,727	$(86,291)
Tax-exempt interest	(14,218)	(4,090)	(28,369)	(8,303)
Valuation allowance	—	(3,386)	—	—
Change in FIN 48 liability	632	—	1,149	—
Other	496	(2,106)	1,404	(2,114)

Total provision (benefit) for income taxes	$90,966	$(111,316)	$205,911	$(96,708)

Taxation of Subsidiaries

        AGL and its Bermuda subsidiaries are not subject to any income, withholding or capital gains taxes under current Bermuda law. The Company's U.S. and U.K. subsidiaries are subject to income taxes imposed by U.S. and U.K. authorities and file applicable tax returns. The Company's UK subsidiaries are currently not under exam. In addition, AGRO, a Bermuda domiciled company and AGE, a UK domiciled company, have elected under Section 953(d) of the U.S. Internal Revenue Code to be taxed as a U.S. domestic corporation.

        The U.S. Internal Revenue Service ("IRS") has completed audits of all of the Company's U.S. subsidiaries' federal income tax returns for taxable years through 2001 except for AGMH, which has been audited through 2006 and AGOUS which has been audited through 2004, which includes Assured Guaranty Overseas US Holdings Inc., AGRO, AGMIC and AG Intermediary Inc. As a result of the audit there were no significant findings and no cash settlements with the IRS. In addition AGUS is under IRS audit for tax years 2002 through the date of the IPO as part of an audit of ACE Limited ("ACE"), which had been the parent company of certain subsidiaries of the Company prior to the IPO. AGUS includes Assured Guaranty US Holdings Inc., AGC and AG Financial Products and were part of the consolidated tax return of a subsidiary of ACE, for years prior to the IPO as part of the audit for ACE. The Company is indemnified by ACE for any potential tax liability associated with the tax examination of AGUS as it relates to years prior to the IPO. AGUS is currently under audit by the IRS for the 2006 through 2008 tax years.

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

June 30, 2010

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

Valuation Allowance

        As of June 30, 2010 and December 31, 2009, net deferred tax assets, net of valuation allowance of $7.0 million for each period presented, were $1,072.3 million and $1,158.2 million, respectively. The June 30, 2010 deferred tax asset of $1,072.3 million consists primarily of $760.7 million in unearned premium reserves and $212.9 million in mark to market adjustments for CDS, offset by net liabilities. The December 31, 2009 deferred tax asset of $1,158.2 million consisted primarily of $883.5 million in unearned premium reserves and $336.9 million in mark to market adjustment for CDS, offset by net deferred tax liabilities.

        The Company came to the conclusion that it is more likely than not that its net deferred tax asset after netting of its valuation allowance will be fully realized after weighing all positive and negative evidence available as required under GAAP. The evidence that was considered included the following:

Negative Evidence

  •
  Although the Company believes that income or losses for its CDSare properly characterized for tax purposes as ordinary, the federal tax treatment is an unsettled area of tax law, as noted above.

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

June 30, 2010

11. Income Taxes (Continued)

  •
  Assuming a hypothetical loss was triggered for the amount of deferred tax asset, there would be enough taxable income in the future to offset it as follows:

  (a)
  The amortization of the tax-basis unearned premium reserve of $2.9 billion as of June 30, 2010 as well as the collection of future installment premiums on contracts already written, the Company believes, will result in significant taxable income in the future.

  (b)
  Although the Company has a significant tax exempt portfolio, this can be converted to taxable securities as permitted as a tax planning strategy under GAAP.

  (c)
  The mark-to-market loss is reflective of market valuations and will change from quarter to quarter. It is not indicative of the Company's ability to write new business. The Company writes and continues to write new business which will increase the amortization of unearned premium and investment portfolio resulting in expected taxable income in future periods.

        After examining all of the available positive and negative evidence, the Company believes that no additional valuation allowance is necessary in connection with this deferred tax asset. The Company will continue to analyze the need for a valuation allowance on a quarter-to-quarter basis.

        As of June 30, 2010, the Company expects net operating loss carry forward ("NOL") of $197.5 million, which expires in 2029, and alternative minimum tax ("AMT") credits of $29.2 million, which never expire, from its AGMH Acquisition. These amounts are calculated based on projections of taxable losses expected to be filed by Dexia for the period ended June 30, 2009. Section 382 of the Internal Revenue Code limits the amounts of NOL and AMT credits the Company may utilize each year. Management believes sufficient future taxable income exists to realize the full benefit of these NOL and AMT amounts.

        As of June 30, 2010 and December 31, 2009, AGRO had a standalone NOL of $49.4 million and $49.9 million, respectively, which is available to offset its future U.S. taxable income. The Company has $28.7 million of this NOL available through 2017 and $20.7 million available through 2023. AGRO's stand alone NOL is not permitted to offset the income of any other members of AGRO's consolidated group. Under applicable accounting standards, the Company is required to establish a valuation allowance for NOLs that the Company believes are more likely than not to expire before being utilized. Management has assessed the likelihood of realization of all of its deferred tax assets. Based on this analysis, management believes it is more likely than not that $20.0 million of AGRO's $49.9 million NOL will not be utilized before it expires and has established a $7.0 million valuation allowance related to the NOL deferred tax asset. Management believes that all other deferred income taxes are more-likely-than-not to be realized. The valuation allowance is subject to considerable judgment, is reviewed quarterly and will be adjusted to the extent actual taxable income differs from estimates of future taxable income that may be used to realize NOLs or capital losses.

12. Reinsurance

        The Company assumes exposure on insured obligations ("Reinsurance Business") and cedes portions of its exposure on obligations it has insured ("Ceded Business") in exchange for premiums, net of ceding commissions.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

12. Reinsurance (Continued)

        The Company enters into ceded reinsurance agreements with non-affiliated companies to limit its exposure to risk on an on-going basis. In the event that any of the reinsurers are unable to meet their obligations, the Company would be liable for such defaulted amounts.

        With respect to a significant portion of the Company's in-force financial guaranty Reinsurance Business, due to the downgrade of AG Re to A1, subject to the terms of each reinsurance agreement, the ceding company may have the right to recapture business ceded to AG Re and assets representing substantially all of the statutory unearned premium net of loss reserves (if any) associated with that business. As of June 30, 2010, the statutory unearned premium, which represents deferred revenue to the Company, subject to recapture was approximately $147.8 million. If this entire amount were recaptured, it would result in a corresponding one-time reduction to net income of approximately $16.0 million.

        Direct, assumed, and ceded premium and loss and LAE amounts for the Second Quarter and Six Months 2010 and 2009 were as follows:

	Second Quarter		Six Months
	2010	2009(1)	2010	2009(1)
	(in thousands)
Premiums Written:
Direct	$101,871	$137,560	$195,675	$277,640
Assumed	(10,132)	3,504	(11,847)	98,182
Ceded(2)	6,584	939	58,186	977

Net	$98,323	$142,003	$242,014	$376,799

Premiums Earned:
Direct	$304,550	$30,883	$636,121	$137,346
Assumed	17,896	47,380	36,921	94,308
Ceded	(30,336)	371	(61,372)	(4,574)

Net	$292,110	$78,634	$611,670	$227,080

Loss and LAE:
Direct	$62,773	$28,932	$226,079	$43,998
Assumed	12,372	6,559	40,517	73,787
Ceded	(3,989)	2,539	(64,939)	(1)

Net	$71,156	$38,030	$201,657	$117,784

(1)
Amounts assumed by AG Re and AGC from AGMH in periods prior to the AGMH Acquisition are included in the assumed premiums written, premiums earned and loss and LAE amounts above reflecting the separate organizational structures in effect at the time.

(2)
Positive ceded premiums written were due to commutations and changes in expected debt service schedules.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

12. Reinsurance (Continued)

        The insured financial guaranty portfolio of the Acquired Companies uses ceded reinsurance to a greater extent than Assured Guaranty has historically used. While certain Ceded Business has been re-assumed, the Company still has significant Ceded Business with third parties.

        The Company's ceded contracts generally allow the Company to recapture Ceded Business after certain triggering events, such as reinsurer downgrades.

Ceded Par Outstanding by Reinsurer and Ratings

	Ratings at July 31, 2010
				Ceded Par Outstanding as a % of Total
Reinsurer	Moody's Reinsurer Rating	S&P Reinsurer Rating	Ceded Par Outstanding(3)
	(dollars in millions)
Radian Asset Assurance Inc. ("Radian")	Ba1	BB-	$22,851	31.2%
Tokio Marine and Nichido Fire Insurance Co., Ltd. ("Tokio")	Aa2(1)	AA(1)	20,255	27.7
RAM Reinsurance Co. Ltd. ("RAM Re")	WR(2)	WR(2)	13,851	18.9
R.V.I. Guaranty Co., Ltd.	WR	BBB	4,119	5.6
Syncora Guarantee Inc. ("Syncora")	Ca	WR	4,051	5.5
Swiss Reinsurance Company ("Swiss Re")	A1	A+	2,880	3.9
Mitsui Sumitomo Insurance Co. Ltd.	Aa3	AA-	2,463	3.5
Other	Various	Various	2,658	3.7

Total			$73,128	100.0%

(1)
The Company has structural collateral agreements satisfying the triple-A credit requirement of S&P and/or Moody's.

(2)
Represents "Withdrawn Rating."

(3)
Includes $11,390 million in ceded par outstanding related to insured credit derivatives.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

12. Reinsurance (Continued)

Ceded Par Outstanding by Reinsurer and Credit Rating
As of June 30, 2010

	Credit Rating
Reinsurer	Super Senior	AAA	AA	A	BBB	BIG	Total
	(dollars in millions)
Radian	$212	$1,487	$9,804	$8,354	$2,737	$257	$22,851
Tokio	577	2,144	6,223	7,195	3,351	765	20,255
RAM Re	497	2,514	4,696	3,776	1,907	461	13,851
R.V.I. Guaranty Co., Ltd.	3,223	677	—	219	—	—	4,119
Syncora	—	—	469	735	2,827	20	4,051
Swiss Re	—	112	1,019	771	911	67	2,880
Mitsui Sumitomo Insurance Co. Ltd.	13	211	833	951	407	48	2,463
Other	—	—	1,108	1,329	148	73	2,658

Total	$4,522	$7,145	$24,152	$23,330	$12,288	$1,691	$73,128

        In accordance with statutory accounting requirements and U.S. insurance laws and regulations, in order for the Company to receive credit for liabilities ceded to reinsurers domiciled outside of the U.S., such reinsurers must secure their liabilities to the Company. Except for R.V.I. Guaranty Co., Ltd., which does not secure its ceded contingency reserves, all of the unauthorized reinsurers in the table above post collateral for the benefit of the Company in an amount at least equal to the sum of their ceded unearned premiums reserve, loss reserves and contingency reserves calculated on a statutory basis of accounting. CIFG Assurance North America Inc. ("CIFG"), included in "Other," and Radian, are authorized reinsurers. Their collateral equals or exceeds their ceded statutory loss reserves. Collateral may be in the form of letters of credit or trust accounts. The total collateral posted by all non-affiliated reinsurers as of June 30, 2010 exceeds $1.1 billion.

        Reinsurance recoverable on unpaid losses and LAE as of June 30, 2010 and December 31, 2009 were $19.0 million and $14.1 million, respectively. In the event that any or all of the reinsurers are unable to meet their obligations, the Company would be liable for such defaulted amounts.

Agreements with CIFG Assurance North America, Inc.

        AGC entered into an agreement with CIFG to assume a diversified portfolio of financial guaranty contracts totaling approximately $13.3 billion of net par outstanding. The Company closed the transaction in January 2009 and received $75.6 million net of ceding commissions, and is entitled to approximately $12.2 million of future installments related to this transaction.

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

June 30, 2010

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

Tokio Marine Agreement

        On December 24, 2009, AGM and Tokio entered into a Commitment and Understanding whereby AGM re-assumed during the first quarter 2010 a portfolio of public finance exposures ceded to Tokio and the parties agreed to consider a re-assumption during the Second Quarter 2010 of a second portfolio of public finance exposures. The two portfolios consist in total of approximately $16.2 billion principal amount outstanding as of September 30, 2009. The total re-assumption and commutation amount to be paid by Tokio to AGM if a portfolio is re-assumed in full shall be the statutory unearned premium as of the end of the month prior to the date of the re-assumption (net of ceding commission) plus an additional commutation premium plus any statutory case-basis loss and loss adjustment reserves with respect to the re-assumed business outstanding as of the effective date of the re-assumption and commutation. Until a re-assumption and commutation becomes effective under a commutation, re-assumption and release agreement, Tokio shall remain on risk and liable to AGM for all Policy Payments (as defined in the applicable reinsurance agreements), and AGM shall remain liable to Tokio for all premiums, with respect to the cessions to be re-assumed under the respective commutation, re-assumption and release agreement.

        Effective as of February 1, 2010, AGM and Tokio entered into a Commutation, Reassumption and Release Agreement for a portfolio, which consisted of approximately $7.8 billion principal amount outstanding as of January 31, 2010. Tokio paid AGM the statutory unearned premium outstanding as of January 31, 2010 plus a commutation premium.

Swiss Re Agreement

        Effective as of April 1, 2010, AGM and Swiss Re entered into a Commutation, Reassumption and Release Agreement with respect to $992 million principal amount outstanding as of March 31, 2010 of public finance exposures that AGM had reinsured to Swiss Re. Swiss Re paid AGM the statutory unearned premium outstanding as of March 31, 2010 plus a commutation premium in connection with termination of Swiss Re's reinsurance of these policies. The Company recognized $2.2 million in gains in other income on this commutation.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

13. Dividends and Capital Requirements

        Each operating company's ability to pay dividends depends, among other things, upon their financial condition, results of operations, cash requirements and compliance with rating agency requirements, and is also subject to restrictions contained in the insurance laws and related regulations of their state of domicile and other states.

        AGC is a Maryland domiciled insurance company. Under Maryland's 1993 revised insurance law, AGC may not pay dividends out of earned surplus in any twelve-month period in an aggregate amount exceeding the lesser of (a) 10% of surplus to policyholders or (b) net investment income at the preceding December 31 (including net investment income which has not already been paid out as dividends for the three calendar years prior to the preceding calendar year) without prior approval of the Maryland Commissioner of Insurance. As of June 30, 2010, the amount available for distribution from the Company during 2010 with notice to, but without prior approval of, the Maryland Commissioner of Insurance under the Maryland insurance law is approximately $101.9 million. During the Six Months 2010 and 2009, AGC declared and paid $30.0 million and $10.7 million, respectively, in dividends to AGUS. Under Maryland insurance regulations, AGC is required at all times to maintain a minimum capital stock of $1.5 million and minimum surplus as regards policyholders of $1.5 million.

        AGM is a New York domiciled insurance company. Under the insurance laws of the State of New York (the "New York Insurance Law") and related requirements, AGM may pay dividends out of earned surplus, provided that, together with all dividends declared or distributed by AGM during the preceding 12 months, the dividends do not exceed the lesser of (a) 10% of policyholders' surplus as of its last statement filed with the Superintendent of Insurance of the State of New York (the "New York Superintendent") or (b) adjusted net investment income (net investment income at the preceding December 31, plus net investment income which has not already been paid out as dividends for the three calendar years prior to the preceding calendar year) during this period. Based on AGM's statutory statements for the Six Months 2010, the maximum amount available for payment of dividends by AGM without regulatory approval over the 12 months following June 30, 2010, was approximately $78.8 million. However, in connection with the AGMH Acquisition, the Company has committed to the New York Insurance Department that AGM will not pay any dividends for a period of two years from the Acquisition Date without the written approval of the New York Insurance Department. Under New York insurance regulations, AGM is required at all times to maintain a minimum surplus of $66.5 million.

        AG Re's and AGRO's dividend distribution are governed by Bermuda law. Under Bermuda law, dividends may only be paid if there are reasonable grounds for believing that the Company is, or would after the payment be, able to pay its liabilities as they become due and if the realizable value of its assets would thereby not be less than the aggregate of its liabilities and issued share capital and share premium accounts. Distributions to shareholders may also be paid out of statutory capital, but are subject to a 15% limitation without prior approval of the Bermuda Monetary Authority. Dividends are limited by requirements that the subject company must at all times (i) maintain the minimum solvency margin required under the Insurance Act of 1978 and (ii) have relevant assets in an amount at least equal to 75% of relevant liabilities, both as defined under the Insurance Act of 1978. AG Re, as a Class 3B insurer, is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the Authority an

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

13. Dividends and Capital Requirements (Continued)

affidavit stating that it will continue to meet the required margins. The amount available at AG Re to pay dividends in 2010 in compliance with Bermuda law is $1,165.9 million. However, any distribution which results in a reduction of 15% of more of AG Re's total statutory capital, as set out in its previous year's financial statements, would require the prior approval of the Bermuda Monetary Authority. During Six Months 2009, AG Re declared $26.6 million and paid $30.3 million to its parent, AGL. AG Re did not declare or pay any dividends during Six Months 2010.

14. Commitments and Contingencies

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

  Governmental Investigations into Former Financial Products Business

        AGMH and/or AGM have received subpoenas duces tecum and interrogatories or civil investigative demands from the Attorney General of the States of Connecticut, Florida, Illinois, Missouri, New York, Texas and West Virginia relating to their investigations of alleged bid rigging of municipal GICs. AGMH is responding to such requests. AGMH may receive additional inquiries from these or other regulators and expects to provide additional information to such regulators regarding their inquiries in the future. In addition,

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

14. Commitments and Contingencies (Continued)

  •
  AGMH received a subpoena from the Antitrust Division of the Department of Justice in November 2006 issued in connection with an ongoing criminal investigation of bid rigging of awards of municipal GICs and other municipal derivatives;

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

Pursuant to the subpoenas, AGMH has furnished to the Department of Justice and SEC records and other information with respect to AGMH's municipal GICs business. The ultimate loss that may arise from these investigations remains uncertain.

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

        Five of these cases named both AGMH and AGM: (a) Hinds County, Mississippi v. Wachovia Bank, N.A.; (b) Fairfax County, Virginia v. Wachovia Bank, N.A.; (c) Central Bucks School District, Pennsylvania v. Wachovia Bank N.A.; (d) Mayor & City Council of Baltimore, Maryland v. Wachovia Bank N.A.; and (e) Washington County, Tennessee v. Wachovia Bank N.A. In April 2009, the MDL 1950 court granted the defendants' motion to dismiss on the federal claims, but granted leave for the plaintiffs to file a second amended complaint. In June 2009, interim lead plaintiffs' counsel filed a Second Consolidated Amended Class Action Complaint. The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys' fees and other costs. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits; although the Second Consolidated Amended Class Action Complaint currently describes some of AGMH's and AGM's activities, it does not name those entities as defendants. In March 2010, the MDL 1950 court denied the named defendants' motions to dismiss the Second Consolidated Amended Class Action Complaint.

        Four of the cases named AGMH (but not AGM) and also alleged that the defendants violated California state antitrust law and common law by engaging in illegal bid-rigging and market allocation, thereby depriving the cities of competition in the awarding of GICs and ultimately resulting in the cities paying higher fees for these products: (f) City of Oakland, California v. AIG Financial Products Corp.; (g) County of Alameda, California v. AIG Financial Products Corp.; (h) City of Fresno, California v. AIG Financial Products Corp.; and (i) Fresno County Financing Authority v. AIG Financial Products Corp.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

14. Commitments and Contingencies (Continued)

When the four plaintiffs filed a consolidated complaint in September 2009, the plaintiffs did not name AGMH as a defendant. However, the complaint does describe some of AGMH's and AGM's activities. The consolidated complaint generally seeks unspecified monetary damages, interest, attorneys' fees and other costs. In April 2010, the MDL 1950 court granted in part and denied in part the named defendants' motions to dismiss this consolidated complaint.

        In 2008, AGMH and AGM also were named in five non-class action lawsuits originally filed in the California Superior Courts alleging violations of California law related to the municipal derivatives industry: (a) City of Los Angeles, California v. Bank of America, N.A.; (b) City of Stockton, California v. Bank of America, N.A.; (c) County of San Diego, California v. Bank of America, N.A.; (d) County of San Mateo, California v. Bank of America, N.A.; and (e) County of Contra Costa, California v. Bank of America, N.A. Amended complaints in these actions were filed in September 2009, adding a federal antitrust claim and naming AGM (but not AGMH) and AGUS, among other defendants. These cases have been transferred to the S.D.N.Y. and consolidated with MDL 1950 for pretrial proceedings.

        In late 2009, AGM and AGUS, among other defendants, were named in six additional non-class action cases filed in federal court, which also have been coordinated and consolidated for pretrial proceedings with MDL 1950: (f) City of Riverside, California v. Bank of America, N.A.; (g) Sacramento Municipal Utility District, California v. Bank of America, N.A.; (h) Los Angeles World Airports, California v. Bank of America, N.A.; (i) Redevelopment Agency of the City of Stockton, California v. Bank of America, N.A.; (j) Sacramento Suburban Water District, California v. Bank of America, N.A.; and (k) County of Tulare, California v. Bank of America, N.A.

        The MDL 1950 court denied AGM and AGUS's motions to dismiss these eleven complaints in April 2010. Amended complaints were filed in May 2010. The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys' fees, costs and other expenses. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits.

        In May 2010, AGM and AGUS, among other defendants, were named in five additional non-class action cases filed in federal court in California: (a) City of Richmond, California v. Bank of America, N.A. (filed on May 18, 2010, N.D. California); (b) City of Redwood City, California v. Bank of America, N.A. (filed on May 18, 2010, N.D. California); (c) Redevelopment Agency of the City and County of San Francisco, California v. Bank of America, N.A. (filed on May 21, 2010, N.D. California); (d) East Bay Municipal Utility District, California v. Bank of America, N.A. (filed on May18, 2010, N.D. California) ; and (e) City of San Jose and the San Jose Redevelopment Agency, California v. Bank of America, N.A (filed on May 18,2010, N.D. California). These cases have also been transferred to the S.D.N.Y. and consolidated with MDL 1950 for pretrial proceedings. The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys' fees, costs and other expenses. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits.

        In September 2009, the Attorney General of the State of West Virginia filed a lawsuit (Circuit Ct. Mason County, W. Va.) against Bank of America, N.A. alleging West Virginia state antitrust violations in the municipal derivatives industry, seeking damages and alleging, among other things, a conspiracy to fix the pricing of, and manipulate bids for, municipal derivatives, including GICs. An amended complaint in this action was filed in June 2010, adding a federal antitrust claim and naming AGM (but not AGMH) and AGUS, among other defendants. This case has been removed to federal court as well

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

14. Commitments and Contingencies (Continued)

as transferred to the S.D.N.Y. and consolidated with MDL 1950 for pretrial proceedings. The complaint in this lawsuit generally seeks civil penalties, unspecified monetary damages, interest, attorneys' fees, costs and other expenses. The Company cannot reasonably estimate the possible loss or range of loss that may arise from this lawsuit.

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

        AGM and various other financial guarantors were named in three complaints filed in the Superior Court, San Francisco County in December 2008 and January 2009 by the following plaintiffs: (a) City of Los Angeles, acting by and through the Department of Water and Power; (b) Sacramento Municipal Utility District; and (c) City of Sacramento. In or about August 2009, plaintiffs in these cases filed amended complaints against AGC and AGM. At the same time, AGC and AGM were named in six other amended complaints and three new complaints by the following plaintiffs: (d) City of Los Angeles; (e) City of Oakland; (f) City of Riverside; (g) City of Stockton ; (h) County of Alameda; (i) County of Contra Costa; (j) County of San Mateo; (k) Los Angeles World Airports and (l) City and County of San Francisco. Plaintiffs thereafter dismissed AGC and AGM from the City and County of San Francisco complaint in September 2009.

        These complaints allege (i) participation in a conspiracy in violation of California's antitrust laws to maintain a dual credit rating scale that misstated the credit default risk of municipal bond issuers and created market demand for municipal bond insurance, (ii) participation in risky financial transactions in other lines of business that damaged each bond insurer's financial condition (thereby undermining the value of each of their guaranties), and (iii) a failure to adequately disclose the impact of those transactions on their financial condition. In addition to their antitrust claims, various plaintiffs in these actions assert claims for breach of the covenant of good faith and fair dealing, fraud, unjust enrichment, negligence, and negligent misrepresentation.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

14. Commitments and Contingencies (Continued)

        At a hearing on March 1, 2010, the court on its own motion struck all of the plaintiffs' complaints with leave to amend. The court instructed plaintiffs to file one consolidated complaint. The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys' fees, costs and other expenses. On May 28, 2010, the plaintiffs, together with certain new plaintiffs, filed two consolidated complaints, making allegations similar to those contained in their previous complaints. The newly added plaintiffs are as follows: (m) City of Richmond; (n) Redwood City; (o) East Bay Municipal Utility District; (p) Sacramento Suburban Water District; (q) City of San Jose; (r) County of Tulare; (s) The Regents of the University of California; (t) The Redevelopment Agency of the City of Riverside and (u) The Public Financing Authority of the City of Riverside. On July 7, 2010, plaintiffs' counsel filed another complaint, adding as a new plaintiff (v) The Jewish Community Center of San Francisco, which in addition to asserting the claims discussed above, asserts claims for unfair business practices under California state law, and (w) the San Jose Redevelopment Agency, which asserts claims for antitrust violations under California law. By letter dated July 13, 2010, plaintiffs' counsel has proposed amending a similar complaint filed by (x) The Olympic Club to allege claims against AGC and AGM. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits.

        In August 2008 a number of financial institutions and other parties, including AGM, were named as defendants in a civil action brought in the circuit court of Jefferson County, Alabama relating to the County's problems meeting its debt obligations on its $3.2 billion sewer debt: Charles E. Wilson vs. JPMorgan Chase & Co et al (filed the Circuit Court of Jefferson County, Alabama), Case No. 01-CV-2008-901907.00, a putative class action. The action was brought on behalf of rate payers, tax payers and citizens residing in Jefferson County, and alleges conspiracy and fraud in connection with the issuance of the County's debt. The complaint in this lawsuit seeks equitable relief, unspecified monetary damages, interest, attorneys' fees and other costs. The Company cannot reasonably estimate the possible loss or range of loss that may arise from this lawsuit.

Reinsurance

        The Company is party to reinsurance agreements as a reinsurer to other monoline financial guaranty insurance companies. The Company's facultative and treaty agreements are generally subject to termination:

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

14. Commitments and Contingencies (Continued)

terminated, the Company may be required to obtain a letter of credit or alternative form of security to collateralize its obligation to perform under such agreement or it may be obligated to increase the level of ceding commission paid. See Note 12.

15. Summary of Relationships with Monolines

        The tables below summarize the exposure to each financial guaranty monoline insurer by exposure category and the underlying ratings of the Company's insured risks based on the Company's internal rating scale.

Summary of Relationships With Monolines

	As of June 30, 2010
	Insured Portfolios				Assumed Premium Receivable net of Commissions
	Assumed Par Outstanding	Second-to-Pay Insured Par Outstanding	Ceded Par Outstanding	Investment Portfolio		Expected Loss and LAE
	(in millions)
Radian	$—	$84	$22,851	$1.5	$—	$—
RAM Re	—	—	13,851	—	—	—
Syncora	866	2,705	4,051	15.9	—	1.5
ACA Financial Guaranty Corporation	2	19	970	—	—	—
Financial Guaranty Insurance Company ("FGIC")	3,443	3,873	230	22.1	30.5	19.4
MBIA Insurance Corporation ("MBIA")	13,631	12,286	171	1,009.5	0.9	6.1
Ambac	29,118	8,537	109	744.4	247.1	98.8
CIFG	12,337	264	73	22.6	9.6	—
Multiple owner	—	2,784	—	—	—	—

Total	$59,397	$30,552	$42,306	$1,816.0	$288.1	$125.8

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

        Second-to-pay insured par outstanding represents transactions the Company has insured that were previously insured by other monolines. The Company underwrites such transactions based on the underlying insured obligation without regard to the primary insurer.

        Ceded par outstanding represents the portion of insured risk ceded to other reinsurers. Under these relationships, the Company cedes a portion of its insured risk in exchange for a premium paid to

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

15. Summary of Relationships with Monolines (Continued)

the reinsurer. The Company remains primarily liable for all risks it directly underwrites and is required to pay all gross claims. It then seeks reimbursement from the reinsurer for its proportionate share of claims. The Company may be exposed to risk for this exposure if were required to pay the gross claims and not be able to collect ceded claims from an assuming company experiencing financial distress. A number of the financial guaranty insurers to which the Company has ceded par have experienced financial distress and been downgraded by the rating agencies as a result. In addition, state insurance regulators have intervened with respect to some of these insurers. For example, Ambac recently announced that at the request of the Office of the Commissioner of Insurance of the State of Wisconsin, it had established a segregated account for certain of its liabilities related to credit derivatives, RMBS and other mainly structured finance transactions and that in conjunction therewith, the Office of the Commissioner of Insurance of the State of Wisconsin has commenced rehabilitation proceedings with respect to liabilities contained in the segregated account in order to facilitate an orderly run-off and/or settlement of those liabilities. In accordance with statutory accounting requirements and U.S. insurance laws and regulations, in order for the Company to receive credit for liabilities ceded to reinsurers domiciled outside of the U.S., such reinsurers must secure their liabilities to the Company. Most of the unauthorized reinsurers in the table above post collateral for the benefit of the Company in an amount at least equal to the sum of their ceded unearned premiums reserve, loss reserves and contingency reserves calculated on a statutory basis of accounting. In the case of CIFG and Radian, which are authorized reinsurers and, therefore, are not required to post security, their collateral equals or exceeds their ceded statutory loss reserves. Collateral may be in the form of letters of credit or trust accounts. The total collateral posted by all non-affiliated reinsurers as of June 30, 2010 exceeds $1.1 billion.

        Securities within the investment portfolio that are wrapped by monolines may decline in value based on the rating of the monoline.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

15. Summary of Relationships with Monolines (Continued)

        The table below presents the insured par outstanding categorized by rating as of June 30, 2010:

Second-to-Pay
Insured Par Outstanding
As of June 30, 2010(1)

	Public Finance					Structured Finance
	AAA	AA	A	BBB	BIG	AAA	AA	A	BBB	BIG	Total
	(in millions)
Radian	$—	$—	$16	$46	$21	$1	$—	$—	$—	$—	$84
Syncora	—	—	448	933	—	383	193	118	275	355	2,705
ACA Financial Guaranty Corporation	—	13	—	6	—	—	—	—	—	—	19
FGIC	—	171	1,155	901	—	1,211	198	138	21	78	3,873
MBIA	121	3,092	5,500	1,322	30	107	1,456	41	612	5	12,286
Ambac	54	2,592	3,113	1,148	228	352	—	315	330	405	8,537
CIFG	—	11	69	140	44	—	—	—	—	—	264
Multiple owner	850	2	1,932	—	—	—	—	—	—	—	2,784

Total	$1,025	$5,881	$12,233	$4,496	$323	$2,054	$1,847	$612	$1,238	$843	$30,552

(1)
Assured Guaranty's internal rating.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

16. Long-Term Debt, Notes Payable and Credit Facilities

        The principal and carrying values of the Company's long-term debt issued by AGUS and AGMH and notes payable issued by AGM were as follows:

	As of June 30, 2010		As of December 31, 2009
	Principal	Carrying Value	Principal	Carrying Value
	(in thousands)
AGUS:
7.0% Senior Notes	$200,000	$197,501	$200,000	$197,481
8.50% Senior Notes	172,500	170,580	172,500	170,137
Series A Enhanced Junior Subordinated Debentures	150,000	149,811	150,000	149,796

Total AGUS	522,500	517,892	522,500	517,414
AGMH:
6 7/8% QUIBS	100,000	66,842	100,000	66,661
6.25% Notes	230,000	134,434	230,000	133,917
5.60% Notes	100,000	52,787	100,000	52,534
Junior Subordinated Debentures	300,000	149,673	300,000	146,836

Total AGMH	730,000	403,736	730,000	399,948

Total long-term debt	1,252,500	921,628	1,252,500	917,362
Notes Payable	129,296	137,632	140,145	149,051

Total	$1,381,796	$1,059,260	$1,392,645	$1,066,413

Credit Facilities

Recourse Credit Facilities

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

June 30, 2010

16. Long-Term Debt, Notes Payable and Credit Facilities (Continued)

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

        In addition, the 2006 Credit Facility requires that AGC maintain qualified statutory capital of at least 75% of its statutory capital as of the fiscal quarter ended June 30, 2006. Furthermore, the 2006 Credit Facility contains restrictions on AGL and its subsidiaries, including, among other things, in respect of their ability to incur debt, permit liens, become liable in respect of guaranties, make loans or investments, pay dividends or make distributions, dissolve or become party to a merger, consolidation or acquisition, dispose of assets or enter into affiliate transactions. Most of these restrictions are subject to certain minimum thresholds and exceptions. The 2006 Credit Facility has customary events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, bankruptcy or insolvency proceedings, change of control and cross-default to other debt agreements. A default by one borrower will give rise to a right of the lenders to terminate the facility and accelerate all amounts then outstanding. As of June 30, 2010 and December 31, 2009, Assured Guaranty was in compliance with all of the financial covenants.

        As of June 30, 2010 and December 31, 2009, no amounts were outstanding under this facility. There have not been any borrowings under the 2006 Credit Facility.

        Letters of credit totaling approximately $2.9 million remained outstanding as of June 30, 2010 and December 31, 2009. The Company obtained the letters of credit in connection with entering into a lease for new office space in 2008, which space was subsequently sublet.

  2009 Strip Coverage Facility

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

16. Long-Term Debt, Notes Payable and Credit Facilities (Continued)

        If the lease is terminated early, the tax-exempt entity must make an early termination payment to the lessor. A portion of this early termination payment is funded from monies that were pre-funded and invested at the closing of the leveraged lease transaction (along with earnings on those invested funds). The tax-exempt entity is obligated to pay the remaining, unfunded portion of this early termination payment (known as the "strip coverage") from its own sources. AGM issued financial guaranty insurance policies (known as "strip policies") that guaranteed the payment of these unfunded strip coverage amounts to the lessor, in the event that a tax-exempt entity defaulted on its obligation to pay this portion of its early termination payment. AGM can then seek reimbursement of its strip policy payments from the tax-exempt entity, and can also sell the transferred depreciable asset and reimburse itself from the sale proceeds.

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

        As of June 30, 2010 and December 31, 2009 no amounts were outstanding under this facility, nor have there been any borrowings during the life of this facility.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

16. Long-Term Debt, Notes Payable and Credit Facilities (Continued)

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

        As of June 30, 2010 and December 31, 2009, no amounts were outstanding under this facility nor have there been any borrowings during the life of this facility.

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

        As of June 30, 2010 and December 31, 2009, no amounts were outstanding under this facility nor have there been any borrowings during the life of this facility.

Committed Capital Securities

Committed Capital Securities

	Second Quarter		Six Months
	2010	2009	2010	2009
	(in thousands)
AGC CCS:
Put option premium (expense)	$(1,804)	$(1,868)	$(3,282)	$(3,268)
Fair value gain (loss)	5,897	(60,570)	7,318	(40,904)
AGM CPS:
Put option premium (expense)	(534)	—	(1,609)	—
Fair value gain (loss)	6,696	—	4,000	—

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

16. Long-Term Debt, Notes Payable and Credit Facilities (Continued)

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

17. Employee Benefit Plans

Share-Based Compensation

Share-Based Compensation Summary

	Second Quarter		Six Months
	2010	2009	2010	2009
	(in millions)
Share-based compensation cost, before the effects of DAC, pre tax	$2.0	$2.1	$9.0	$6.4
Share based compensation expense for retirement eligible employees, pre-tax	—	(0.1)	4.6	2.0

Cash-Based Compensation

Performance Retention Plan

	Second Quarter		Six Months
	2010	2009	2010	2009
	(in millions)
Performance Retention Plan expense, pre-tax	$2.1	$0.9	$10.1	$6.2
Performance Retention Plan expense for retirement eligible employees, pre-tax	—	—	6.0	4.3

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

18. Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share:

	Second Quarter		Six Months
	2010	2009	2010	2009
	(in thousands, except per share amounts)
Basic earnings per share:
Net income (loss) attributable to AGL	$203,538	$(170,004)	$525,513	$(84,515)
Less: Distributed and undistributed income (loss) available to nonvested shareholders	221	(818)	677	(459)

Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries	$203,317	$(169,186)	$524,836	$(84,056)

Basic shares	184,116	93,058	184,190	91,941
Basic EPS	$1.10	$(1.82)	$2.85	$(0.91)
Diluted earnings per share:
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries	$203,317	$(169,186)	$524,836	$(84,056)
Plus: Re-allocation of undistributed income (loss) available to nonvested shareholders of AGL and subsidiaries	5	—	19	—

Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries	$203,322	$(169,186)	$524,855	$(84,056)

Basic shares	184,116	93,058	184,190	91,941
Effect of dilutive securities:
Options and restricted stock awards	796	—	884	—
Equity units	3,880	—	4,683	—

Diluted shares	188,792	93,058	189,757	91,941

Diluted EPS	$1.08	$(1.82)	$2.77	$(0.91)

        Potentially dilutive securities representing approximately 2.7 million and 5.8 million shares of common stock for the Second Quarter 2010 and 2009, respectively, and 2.4 million and 5.7 million shares of common stock for the Six Months 2010 and 2009, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been antidilutive.

19. Segment Reporting

        The Company has two principal business segments, each reported net of cessions to third party reinsurers:

  (1)
  financial guaranty direct, which includes transactions whereby the Company provides an unconditional and irrevocable guaranty that indemnifies the holder of a financial obligation against non-payment of principal and interest when due, and may take the form of a credit derivative. This segment includes the results of operations for AGMH beginning as of the

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

19. Segment Reporting (Continued)

    Acquisition Date, including business ceded to AG Re, which was included in the Company's financial guaranty reinsurance business prior to the Acquisition Date;

  (2)
  financial guaranty reinsurance, which includes business where the Company is a reinsurer and agrees to indemnify a primary insurance company against part or all of the loss which the latter may sustain under a financial guaranty policy it has issued; and

        The Other segment includes mortgage guaranty insurance whereby the Company provides protection against the default of borrowers on mortgage loans, and lines of business (including equity layer credit protection, trade credit reinsurance, title reinsurance and auto residual value reinsurance) in which the Company is no longer active.

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

        The following table summarizes the components of underwriting gain (loss) for each reporting segment:

Underwriting Gain (Loss) by Segment

	Second Quarter 2010
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Other	Underwriting Gain (Loss)	Consolidation of VIEs	Total
	(in millions)
Net earned premiums	$289.9	$17.1	$0.7	$307.7	$(15.6)	$292.1
Realized gains on credit derivatives(1)	51.7	—	—	51.7	—	51.7
Other income	2.2	—	—	2.2	—	2.2
Loss and loss adjustment (expenses) recoveries	(81.6)	(13.8)	(0.1)	(95.5)	24.3	(71.2)
Incurred losses on credit derivatives	(21.8)	(6.3)	—	(28.1)	—	(28.1)
Amortization of deferred acquisition costs	(2.7)	(4.2)	—	(6.9)	—	(6.9)
Other operating expenses	(39.1)	(5.8)	(0.2)	(45.1)	—	(45.1)

Underwriting gain (loss)	$198.6	$(13.0)	$0.4	$186.0

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

19. Segment Reporting (Continued)

	Second Quarter 2009
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Other	Total
	(in millions)
Net earned premiums	$30.4	$47.4	$0.8	$78.6
Realized gains on credit derivatives(1)	27.5	0.2	—	27.7
Other income	0.5	—	—	0.5
Loss and loss adjustment (expenses) recoveries	(31.8)	(25.6)	19.4	(38.0)
Incurred losses on credit derivatives	(35.0)	(0.2)	—	(35.2)
Amortization of deferred acquisition costs	(3.6)	(12.8)	(0.1)	(16.5)
Other operating expenses	(15.6)	(8.2)	(0.8)	(24.6)

Underwriting gain (loss)	$(27.6)	$0.8	$19.3	$(7.5)

	Six Months 2010
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Other	Underwriting Gain (Loss)	Consolidation of VIEs	Total
	(in millions)
Net earned premiums	$596.5	$35.5	$1.3	$633.3	$(21.6)	$611.7
Realized gains on credit derivatives(1)	106.7	(0.3)	—	106.4	—	106.4
Other income	20.4	—	—	20.4	—	20.4
Loss and loss adjustment (expenses) recoveries	(193.9)	(42.0)	(0.1)	(236.0)	34.3	(201.7)
Incurred losses on credit derivatives	(96.4)	(8.1)	—	(104.5)	—	(104.5)
Amortization of deferred acquisition costs	(6.5)	(8.5)	(0.1)	(15.1)	—	(15.1)
Other operating expenses	(88.8)	(15.2)	(1.1)	(105.1)	—	(105.1)

Underwriting gain (loss)	$338.0	$(38.6)	$—	$299.4

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

19. Segment Reporting (Continued)

	Six Months 2009
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Other	Total
	(in millions)
Net earned premiums	$131.9	$93.6	$1.6	$227.1
Realized gains on credit derivatives(1)	56.3	1.1	—	57.4
Other income	1.3	0.1	—	1.4
Loss and loss adjustment (expenses) recoveries	(43.5)	(62.4)	(11.9)	(117.8)
Incurred losses on credit derivatives	(36.4)	0.2	—	(36.2)
Amortization of deferred acquisition costs	(9.8)	(29.9)	(0.3)	(40.0)
Other operating expenses	(36.2)	(14.9)	(1.5)	(52.6)

Underwriting gain (loss)	$63.6	$(12.2)	$(12.1)	$39.3

(1)
Comprised of premiums and ceding commissions.

Reconciliation of Underwriting Gain (Loss)
to Income (Loss) before Income Taxes

	Second Quarter		Six Months
	2010	2009	2010	2009
	(in millions)
Total underwriting gain	$186.0	$(7.5)	$299.4	$39.3
Net investment income	90.9	43.3	175.2	86.9
Net realized investment gains (losses)	(8.4)	(4.9)	1.0	(22.0)
Unrealized gains on credit derivatives, excluding incurred losses on credit derivatives	49.9	(219.0)	350.4	(200.1)
Fair value gain (loss) on committed capital securities	12.6	(60.6)	11.3	(40.9)
Financial guaranty VIE net revenues and expenses	0.5	—	(10.1)	—
Other income(1)	(15.7)	—	(46.8)	—
AGMH acquisition-related expenses	(2.8)	(24.2)	(6.8)	(28.8)
Interest expense	(24.9)	(6.5)	(50.0)	(12.3)
CCS premium expense(2)	(2.3)	(1.9)	(4.9)	(3.3)
Elimination of insurance accounts for VIE	8.7	—	12.7	—

Income before provision for income taxes	$294.5	$(281.3)	$731.4	$(181.2)

(1)
Include foreign exchange gain (loss) on revaluation of premium receivable and reinsurance recovery on financial guaranty collateral impairment.

(2)
Recorded in other operating expenses.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

19. Segment Reporting (Continued)

        The following table provides the source from which each of the Company's segments derive their net earned premiums:

Net Earned Premiums By Segment

	Second Quarter		Six Months
	2010	2009	2010	2009
	(in millions)
Financial guaranty direct:
Public finance	$102.7	$15.7	$197.8	$101.2
Structured finance	187.2	14.7	398.7	30.7

Total	289.9	30.4	596.5	131.9
Financial guaranty reinsurance:
Public finance	9.3	36.9	19.3	71.7
Structured finance	7.8	10.5	16.2	21.9

Total	17.1	47.4	35.5	93.6
Other	0.7	0.8	1.3	1.6

Subtotal	307.7	78.6	633.3	227.1
Consolidation of VIEs	(15.6)	—	(21.6)	—

Total net earned premiums	292.1	78.6	611.7	227.1
Net credit derivative premiums received and receivable	50.7	28.0	104.4	57.5

Total net earned premiums and credit derivative premiums received and receivable	$342.8	$106.6	$716.1	$284.6

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

20. Subsidiary Information

        The following tables present the condensed consolidated financial information for AGL, AGUS, of which AGC, AGMH and AGM are subsidiaries, and other subsidiaries of Assured Guaranty as of June 30, 2010 and December 31, 2009 and for the three and six months ended June 30, 2010 and 2009.

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2010
(in thousands)

		Assured Guaranty US Holdings Inc.
	Assured Guaranty Ltd. (Parent)	AGUS (Parent)	AGMH (Consolidated)	AGC and Other Subsidiaries	Consolidating Adjustments	AGUS (Consolidated)	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
ASSETS
Total investment portfolio and cash	$21,006	$14,391	$5,389,802	$2,796,670	$—	$8,200,863	$2,380,329	$—	$10,602,198
Investment in subsidiaries	3,839,725	3,055,579	—	—	(3,055,579)	—	—	(3,839,725)	—
Premiums receivable, net of ceding commissions payable	—	—	713,685	333,072	(1,181)	1,045,576	405,114	(139,436)	1,311,254
Ceded unearned premium reserve	—	—	1,564,040	423,627	—	1,987,667	387	(1,058,579)	929,475
Deferred acquisition costs	—	(2)	(78,133)	51,243	—	(26,892)	391,122	(113,595)	250,635
Reinsurance recoverable on unpaid losses	—	—	20,968	56,909	—	77,877	379	(59,212)	19,044
Credit derivative assets	—	—	202,695	286,941	(2,229)	487,407	65,899	(62,184)	491,122
Deferred tax asset, net	—	(246)	866,171	181,913	(27)	1,047,811	5,983	18,466	1,072,260
Intercompany receivable	—	—	300,000	—	(300,000)	—	—	—	—
Financial guaranty variable interest entities' assets	—	—	1,452,315	392,358	—	1,844,673	—	—	1,844,673
Other assets	17,570	2,012	756,475	344,412	(6,447)	1,096,452	120,398	(166,491)	1,067,929

TOTAL ASSETS	$3,878,301	$3,071,734	$11,188,018	$4,867,145	$(3,365,463)	$15,761,434	$3,369,611	$(5,420,756)	$17,588,590

LIABILITIES AND SHAREHOLDERS' EQUITY
Unearned premium reserves	$—	$—	$5,787,823	$1,423,933	$—	$7,211,756	$1,442,178	$(992,645)	$7,661,289
Loss and loss adjustment expense reserve	—	—	131,679	196,208	—	327,887	156,790	(81,206)	403,471
Long-term debt	—	517,892	403,736	—	—	921,628	—	—	921,628
Notes payable	—	—	137,632	—	—	137,632	—	—	137,632
Intercompany payable	—	—	—	300,000	(300,000)	—	—	—	—
Credit derivative liabilities	—	213	626,661	885,111	(1,971)	1,510,014	319,479	(63,527)	1,765,966
Financial guaranty variable interest entities' liabilities	—	—	1,788,267	445,876	—	2,234,143	—	—	2,234,143
Other liabilities	9,736	(19,753)	591,796	280,822	(7,873)	844,992	37,317	(296,149)	595,896

TOTAL LIABILITIES	9,736	498,352	9,467,594	3,531,950	(309,844)	13,188,052	1,955,764	(1,433,527)	13,720,025

TOTAL SHAREHOLDERS' EQUITY ATTRIBUTBLE TO ASSURED GUARANTY LTD.	3,868,565	2,573,382	1,720,424	1,335,195	(3,055,619)	2,573,382	1,413,847	(3,987,229)	3,868,565
Noncontrolling interest of financial guaranty variable interest entities	—	—	—	—	—	—	—	—	—

TOTAL SHAREHOLDERS' EQUITY	3,868,565	2,573,382	1,720,424	1,335,195	(3,055,619)	2,573,382	1,413,847	(3,987,229)	3,868,565

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,878,301	$3,071,734	$11,188,018	$4,867,145	$(3,365,463)	$15,761,434	$3,369,611	$(5,420,756)	$17,588,590

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

20. Subsidiary Information (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2009
(in thousands)

		Assured Guaranty US Holdings Inc.
	Assured Guaranty Ltd. (Parent)	AGUS (Parent)	AGMH (Consolidated)	AGC and Other Subsidiaries	Consolidating Adjustments	AGUS (Consolidated)	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
ASSETS
Total investment portfolio and cash	$52,533	$3,675	$5,797,355	$2,867,182	$—	$8,668,212	$2,131,567	$—	$10,852,312
Investment in subsidiaries	3,457,144	2,851,994	—	—	(2,851,994)	—	—	(3,457,144)	—
Premiums receivable, net of ceding commissions payable	—	—	787,425	349,673	(1,181)	1,135,917	446,245	(163,930)	1,418,232
Ceded unearned premium reserve	—	—	1,544,996	435,268	—	1,980,264	514	(900,312)	1,080,466
Deferred acquisition costs	—	(2)	(26,972)	45,162	—	18,188	342,013	(118,240)	241,961
Reinsurance recoverable on unpaid losses	—	—	13,745	50,707	—	64,452	886	(51,216)	14,122
Credit derivative assets	—	—	226,958	244,561	—	471,519	68,440	(47,428)	492,531
Deferred tax asset, net	—	(366)	879,243	242,007	—	1,120,884	9,661	27,660	1,158,205
Intercompany receivable	—	—	300,000	—	(300,000)	—	—	—	—
Financial guaranty variable interest entities' assets	—	—	762,303	—	—	762,303	—	—	762,303
Other assets	22,600	1,306	558,038	203,001	(542)	761,803	83,365	(85,207)	782,561

TOTAL ASSETS	$3,532,277	$2,856,607	$10,843,091	$4,437,561	$(3,153,717)	$14,983,542	$3,082,691	$(4,795,817)	$16,802,693

LIABILITIES AND SHAREHOLDERS' EQUITY
Unearned premium reserves	$—	$—	$6,468,314	$1,451,576	$—	$7,919,890	$1,301,472	$(821,210)	$8,400,152
Loss and loss adjustment expense reserve	—	—	55,285	191,211	—	246,496	122,265	(79,291)	289,470
Long-term debt	—	517,414	399,948	—	—	917,362	—	—	917,362
Notes payable	—	—	149,051	—	—	149,051	—	—	149,051
Intercompany payable	—	—	—	300,000	(300,000)	—	—	—	—
Credit derivative liabilities	—	213	625,765	1,076,727	—	1,702,705	379,358	(47,429)	2,034,634
Financial guaranty variable interest entities' liabilities	—	—	762,652	—	—	762,652	—	—	762,652
Other liabilities	11,769	(15,583)	761,418	187,060	(1,723)	931,172	25,384	(239,112)	729,213

TOTAL LIABILITIES	11,769	502,044	9,222,433	3,206,574	(301,723)	12,629,328	1,828,479	(1,187,042)	13,282,534

TOTAL SHAREHOLDERS' EQUITY ATTRIBUTBLE TO ASSURED GUARANTY LTD	3,520,508	2,354,563	1,621,007	1,230,987	(2,851,994)	2,354,563	1,254,212	(3,608,775)	3,520,508
Noncontrolling interest of financial guaranty variable interest entities	—	—	(349)	—	—	(349)	—	—	(349)

TOTAL SHAREHOLDERS' EQUITY	3,520,508	2,354,563	1,620,658	1,230,987	(2,851,994)	2,354,214	1,254,212	(3,608,775)	3,520,159

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,532,277	$2,856,607	$10,843,091	$4,437,561	$(3,153,717)	$14,983,542	$3,082,691	$(4,795,817)	$16,802,693

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

20. Subsidiary Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2010
(in thousands)

		Assured Guaranty US Holdings Inc.
	Assured Guaranty Ltd (Parent)	AGUS (Parent)	AGMH (Consolidated)	AGC and Other Subsidiaries	Consolidating Adjustments	AGUS (Consolidated)	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$223,005	$25,138	$—	$248,143	$39,899	$4,068	$292,110
Net investment income	1	5	48,992	23,801	(3,750)	69,048	21,822	—	90,871
Net realized investment gains (losses)	—	—	(12,561)	(393)	—	(12,954)	4,516	—	(8,438)
Net change in fair value of credit derivatives:
Realized gains and other settlements	—	—	13,547	25,133	—	38,680	(327)	—	38,353
Net unrealized gains (losses)	—	—	25,321	7,220	(2)	32,539	2,576	—	35,115

Net change in fair value of credit derivatives	—	—	38,868	32,353	(2)	71,219	2,249	—	73,468
Equity in earnings of subsidiaries	207,064	201,514	—	—	(201,514)	—	—	(207,064)	—
Other income(1)	(8)	—	(42,470)	29,871	—	(12,599)	(7,030)	(299)	(19,936)

TOTAL REVENUES	207,057	201,519	255,834	110,770	(205,266)	362,857	61,456	(203,295)	428,075

EXPENSES
Loss and loss adjustment expenses	—	—	35,663	3,721	—	39,384	28,071	3,701	71,156
Amortization of deferred acquisition costs and other operating expenses	4,895	326	17,506	18,913	—	36,745	15,152	(2,349)	54,443
Other(2)	(1,376)	12,153	(40,610)	41,052	(3,750)	8,845	503	—	7,972

TOTAL EXPENSES	3,519	12,479	12,559	63,686	(3,750)	84,974	43,726	1,352	133,571

INCOME (LOSS) BEFORE INCOME TAXES	203,538	189,040	243,275	47,084	(201,516)	277,883	17,730	(204,647)	294,504
Total provision (benefit) for income taxes	—	(4,277)	75,110	13,733	—	84,566	1,246	5,154	90,966

NET INCOME (LOSS)	203,538	193,317	168,165	33,351	(201,516)	193,317	16,484	(209,801)	203,538
Less: Noncontrolling interest of variable interest entities	—	—	—	—	—	—	—	—	—

NET INCOME (LOSS) ATTRIBUTABLE TO ASSURED GUARANTY LTD	$203,538	$193,317	$168,165	$33,351	$(201,516)	$193,317	$16,484	$(209,801)	$203,538

(1)
Includes fair value gain (loss) on CCS, financial guaranty VIEs' revenues and other income.

(2)
Includes AGMH acquisition related expenses, interest expense and financial guaranty VIEs' expenses.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

20. Subsidiary Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2009
(in thousands)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$26,666	$51,968	$—	$78,634
Net investment income	1	19,737	23,562	—	43,300
Net realized investment gains (losses)	—	5,356	(10,244)	—	(4,888)
Net change in fair value of credit derivatives:
Realized gains and other settlements	—	23,385	4,410	21	27,816
Net unrealized gains (losses)	—	(225,329)	(28,934)	(21)	(254,284)

Net change in fair value of credit derivatives	—	(201,944)	(24,524)	—	(226,468)
Equity in earnings of subsidiaries	(166,626)	—	—	166,626	—
Other income(1)	—	(59,848)	11	(241)	(60,078)

TOTAL REVENUES	(166,625)	(210,033)	40,773	166,385	(169,500)

EXPENSES
Loss and loss adjustment expenses	—	46,427	(8,397)	—	38,030
Amortization of deferred acquisition costs and other operating expenses	4,063	17,752	19,398	—	41,213
Other(2)	(684)	32,815	446	—	32,577

TOTAL EXPENSES	3,379	96,994	11,447	—	111,820

INCOME (LOSS) BEFORE INCOME TAXES	(170,004)	(307,027)	29,326	166,385	(281,320)
Total provision (benefit) for income taxes	—	(113,303)	1,987	—	(111,316)

NET INCOME (LOSS)	$(170,004)	$(193,724)	$27,339	$166,385	$(170,004)

(1)
Includes fair value gain (loss) on CCS and other income.

(2)
Includes AGMH acquisition-related expenses and interest expense.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

20. Subsidiary Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(in thousands)

		Assured Guaranty US Holdings Inc.
							AG Re and Other Subsidiaries
	Assured Guaranty Ltd (Parent)	AGUS (Parent)	AGMH (Consolidated)	AGC and Other Subsidiaries	Consolidating Adjustments	AGUS (Consolidated)		Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$472,957	$54,628	$—	$527,585	$74,409	$9,676	$611,670
Net investment income	12	6	96,921	43,367	(7,500)	132,794	42,367	—	175,173
Net realized investment gains (losses)	—	—	(7,231)	2,448	—	(4,783)	5,758	—	975
Net change in fair value of credit derivatives:
Realized gains and other settlements	—	—	41,292	19,674	(1)	60,965	4,090	1	65,056
Net unrealized gains (losses)	—	—	(20,428)	216,711	(2)	196,281	90,932	—	287,213

Net change in fair value of credit derivatives	—	—	20,864	236,385	(3)	257,246	95,022	1	352,269
Equity in earnings of subsidiaries	539,606	449,023	—	—	(449,023)	—	—	(539,606)	—
Other income(1)	(11)	—	(68,871)	55,856	—	(13,015)	(16,823)	(103)	(29,952)

TOTAL REVENUES	539,607	449,029	514,640	392,684	(456,526)	899,827	200,733	(530,032)	1,110,135

EXPENSES
Loss and loss adjustment expenses	—	—	94,709	38,245	—	132,954	67,517	1,186	201,657
Amortization of deferred acquisition costs and other operating expenses	14,094	459	36,913	49,810	—	87,182	28,833	(4,960)	125,149
Other(2)	—	21,969	(25,926)	62,041	(7,500)	50,584	1,321	—	51,905

TOTAL EXPENSES	14,094	22,428	105,696	150,096	(7,500)	270,720	97,671	(3,774)	378,711

INCOME (LOSS) BEFORE INCOME TAXES	525,513	426,601	408,944	242,588	(449,026)	629,107	103,062	(526,258)	731,424
Total provision (benefit) for income taxes	—	(7,755)	123,379	79,128	(1)	194,751	1,940	9,220	205,911

NET INCOME (LOSS)	525,513	434,356	285,565	163,460	(449,025)	434,356	101,122	(535,478)	525,513
Less: Noncontrolling interest of variable interest entities	—	—	—	—	—	—	—	—	—

NET INCOME (LOSS) ATTRIBUTABLE TO ASSURED GUARANTY LTD	$525,513	$434,356	$285,565	$163,460	$(449,025)	$434,356	$101,122	$(535,478)	$525,513

(1)
Includes fair value gain (loss) on CCS, financial guaranty VIEs' revenues and other income.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

20. Subsidiary Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(in thousands)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$94,391	$132,689	$—	$227,080
Net investment income	2	39,050	47,929	(80)	86,901
Net realized investment gains (losses)	—	5,594	(27,592)	—	(21,998)
Net change in fair value of credit derivatives:
Realized gains and other settlements	—	47,748	647	—	48,395
Net unrealized gains (losses)	—	(248,476)	21,174	—	(227,302)

Net change in fair value of credit derivatives	—	(200,728)	21,821	—	(178,907)
Equity in earnings of subsidiaries	(69,900)	—	—	69,900	—
Other income(1)	—	(39,039)	11	(482)	(39,510)

TOTAL REVENUES	(69,898)	(100,732)	174,858	69,338	73,566

EXPENSES
Loss and loss adjustment expenses	—	67,809	49,975	—	117,784
Amortization of deferred acquisition costs and other operating expenses	10,680	37,258	47,916	—	95,854
Other(2)	3,937	36,768	446	—	41,151

TOTAL EXPENSES	14,617	141,835	98,337	—	254,789

INCOME (LOSS) BEFORE INCOME TAXES	(84,515)	(242,567)	76,521	69,338	(181,223)
Total provision (benefit) for income taxes	—	(94,522)	(2,186)	—	(96,708)

NET INCOME (LOSS)	$(84,515)	$(148,045)	$78,707	$69,338	$(84,515)

(1)
Includes fair value gain (loss) on CCS and other income.

(2)
Includes AGMH acquisition-related expenses and interest expense.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

20. Subsidiary Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(in thousands)

		Assured Guaranty US Holdings Inc.
	Assured Guaranty Ltd. (Parent)	AGUS (Parent)	AGMH (Consolidated)	AGC and Other Subsidiaries	Consolidating Adjustments	(Consolidated)	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$(2,124)	$10,716	$(309,775)	$(82,325)	$(30,001)	$(411,385)	$164,020	$—	$(249,489)

Cash flows from investing activities
Fixed maturity securities:
Purchases	—	—	(327,828)	(507,535)	4,299	(831,064)	(335,315)	—	(1,166,379)
Sales	—	—	408,287	146,946	(4,299)	550,934	229,884	—	780,818
Maturities	—	—	265,060	89,501	—	354,561	133,991	—	488,552
Purchases of short-term investments, net	31,527	(10,765)	20,636	416,371	—	426,242	(181,128)	—	276,641
Proceeds from financial guaranty variable entities assets	—	—	211,276	6,053	—	217,329	—	—	217,329
Other	—	—	8,317	—	—	8,317	—	—	8,317

Net cash flows used in investing activities	31,527	(10,765)	585,748	151,336	—	726,319	(152,568)	—	605,278

Cash flows from financing activities
Share repurchase	(10,457)	—	—	—	—	—	—	—	(10,457)
Dividends paid	(16,613)	—	—	(30,001)	30,001	—	—	—	(16,613)
Share activity under option and incentive plans	(2,333)	—	—	—	—	—	—	—	(2,333)
Paydown of financial guaranty variable entities liabilities	—	—	(248,593)	(10,774)	—	(259,367)	—	—	(259,367)
Payment of notes payable	—	—	(10,850)	—	—	(10,850)	—	—	(10,850)

Net cash flows provided by (used in) financing activities	(29,403)	—	(259,443)	(40,775)	30,001	(270,217)	—	—	(299,620)
Effect of exchange rate changes	—	—	(2,476)	(568)	—	(3,044)	(46)	—	(3,090)

(Decrease) increase in cash	—	(49)	14,054	27,668	—	41,673	11,406	—	53,079
Cash at beginning of period	—	76	26,144	6,243	—	32,463	11,670	—	44,133

Cash at end of period	$—	$27	$40,198	$33,911	$—	$74,136	$23,076	$—	$97,212

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

20. Subsidiary Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(in thousands)

	Assured Guaranty Ltd. (Parent Company)	Assured Guaranty US Holdings Inc.	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$25,093	$167,213	$41,232	$(30,758)	$202,780

Cash flows from investing activities
Fixed maturity securities:
Purchases	—	(543,322)	(284,540)	—	(827,862)
Sales	—	387,149	317,855	—	705,004
Maturities	—	—	5,500	—	5,500
Sales (purchases) of short-term investments, net	(82,428)	(561,534)	(49,675)	—	(693,637)
Capital contribution to subsidiary	(378,672)	—	—	378,672	—

Net cash flows used in investing activities	(461,100)	(717,707)	(10,860)	378,672	(810,995)

Cash flows from financing activities
Net proceeds from issuance of common stock and equity units	449,142	167,325	—	—	616,467
Capital contribution from parent	—	378,672	—	(378,672)	—
Dividends paid	(8,681)	—	(30,276)	30,758	(8,199)
Repurchases of common stock	(3,676)	—	—	—	(3,676)
Share activity under option and incentive plans	(778)	—	—	—	(778)

Net cash flows provided by (used in) financing activities	436,007	545,997	(30,276)	(347,914)	603,814
Effect of exchange rate changes	—	467	136	—	603

Increase (decrease) in cash	—	(4,030)	232	—	(3,798)
Cash at beginning of period	—	10,226	2,079	—	12,305

Cash at end of period	$—	$6,196	$2,311	$—	$8,507

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

Executive Summary

Background

        AGL is a Bermuda-based holding company that provides, through its subsidiaries, credit protection products to the U.S. and international public finance, infrastructure and structured finance markets. The Company applies its credit underwriting expertise, risk management skills and capital markets experience to develop insurance, reinsurance and credit derivative products that protect fixed income investors and other financial guaranty companies from scheduled interest and principal payment defaults on debt securities. The securities insured by the Company include taxable and tax-exempt municipal finance obligations issued by U.S. state or municipal governmental authorities, utility districts or facilities; notes or bonds issued to finance international infrastructure projects; and asset-backed securities ("ABS") issued by special purpose entities ("SPEs"). The Company markets its credit protection products directly to issuers and underwriters of public finance, infrastructure and structured finance securities as well as to investors in such debt obligations. The Company guarantees debt obligations issued in many countries, although its principal focus is on the U.S., Europe and Australia.

        On July 1, 2009 (the "Acquisition Date"), the Company acquired Financial Security Assurance Holdings Ltd. (renamed Assured Guaranty Municipal Holdings Inc., "AGMH"), and AGMH's subsidiaries, from Dexia Holdings, Inc. ("Dexia Holdings"). AGMH's principal insurance subsidiary is Financial Security Assurance Inc. (renamed Assured Guaranty Municipal Corp., "AGM"). The acquired companies are collectively referred to as the "Acquired Companies." Since the AGMH Acquisition, the Company has conducted its financial guaranty business on a direct basis from two distinct platforms. AGM focuses exclusively on the U.S. public finance and global infrastructure business. AGM does not underwrite any new structured finance business. Assured Guaranty Corp. ("AGC") underwrites global structured finance obligations as well as U.S. public finance and global infrastructure obligations. Neither company currently underwrites U.S. residential mortgage backed securities ("RMBS").

        Since 2008, the Company has been the most active provider of financial guaranty credit protection products. The Company's acquisition of AGMH in 2009, its ability to achieve and maintain high investment-grade financial strength ratings, and the significant financial distress faced by many of the Company's competitors since 2007, which has impaired their ability to underwrite new business, have contributed to the Company's leading position in the market. At the present time, the primary challenges that the Company faces to increasing its market penetration are the preference of investors to purchase bonds that are not insured rather than those that benefit from insurance and its efforts to maintain high, stable financial strength ratings from the rating agencies.

Business Environment and Market Trends

        The global financial crisis that began in 2007 and created one of the worst recessions the U.S. has experienced since 1980 caused a material change in the market and competitive environment for the financial guaranty industry and resulted in significant levels of credit and market losses on U.S. RMBS, particularly for those institutions that invested in or insured collateralized debt obligations ("CDOs") backed by ABS containing significant residential mortgage collateral ("CDOs of ABS"). These losses and the ensuing erosion of liquidity in global capital markets have resulted in a significantly different business environment and market opportunity for the Company.

        Although U.S. economic statistics indicate that the recession may be over and that housing prices are stabilizing, the financial guaranty market continues to face significant economic uncertainty with respect to credit performance. Unemployment remains high and may take years to return to pre-recession levels, which may adversely affect loss experience on RMBS as well as Assured Guaranty's willingness to consider underwriting new RMBS transactions. In addition, the economic recession has also affected the credit performance of other markets, including corporate credits included in many of the pooled corporate obligations insured by the Company and, more specifically, of trust preferred securities ("TruPS") that include subordinated capital and notes issued by banks, mortgage real estate investment trusts and insurance companies. Municipal credits have also experienced increased budgetary stress, as the amount of sales, income and real estate taxes and other municipal excise or usage revenues collected by most states and municipalities have declined over the last two years and may decline in the future as well.

        The economic environment has also had a significant impact on the demand for financial guaranty insurance. In the municipal market, tax-exempt new issuance has declined 24% from three months ended June 30, 2009 ("Second Quarter 2009") to three months ended June 30, 2010 ("Second Quarter 2010"), which is generally attributed to the implementation of the Build America Bond ("BABs") program under the American Recovery and Reinvestment Act of 2009 to provide states and local governments with the funding to pursue capital projects and to create additional employment opportunities. The introduction of the BABs program has affected recent new municipal business production for AGM and AGC, which declined compared to Six Months 2009. From the introduction of the BABs program in April 2009 through June 30, 2010, approximately $116.0 billion of new issue municipal bonds were under the BABs program, but only $2.9 billion or 2.5% were insured by AGM or AGC. The BABs program, as currently structured, does not encourage issuers to employ bond insurance since the cost of bond insurance is not included in the interest cost subsidy paid by the federal government to the issuing municipality. In addition, the Company believes that the buyers of the BABs bonds are also generally less likely than traditional municipal bond investors to require insurance due to the higher average rating and size of such bonds. However, as the BABs program expands to include smaller and lower rated issuers, and as BABs are marketed more frequently to retail investors, investors may demand financial guaranty insurance more frequently. For example, while AGC and AGM's utilization by BABs issuers on a par basis has been low to date, their utilization in

Second Quarter 2010 based on the number of transactions has been 9.8%, or 147 out of a total of 1,507 transactions. The BABs program is currently scheduled to expire on December 31, 2010.

        AGM and AGC insured 6.7% of all new U.S. municipal issuance based on par issued, or 8.8% of all tax-exempt municipal issuance during the six months ended June 30, 2010 ("Six Months 2010"), compared to 12.1% in the six months ended June 30, 2009 ("Six Months 2009"), due to the decline in tax-exempt issuance in 2010 relative to the increase in BABs issuance over the same period. However, management believes that the U.S. public finance market will continue to need high-quality bond insurance due to the reliance of the municipal market on individual rather than institutional investors. Indeed, the Company's new issue municipal market share increased in Second Quarter 2010 over the previous three quarters, reaching 10.8% excluding BABs and other taxable transactions in June 2010. The increase in the market utilization for the Company's financial guaranty during Second Quarter 2010 is primarily due to the growth in retail demand.

        The economic environment has also had an adverse effect on the demand in both the global structured finance and international infrastructure finance markets for financial guaranties. Until recently, the Company has witnessed limited new issuance activity in many sectors in which the Company was previously active. In addition, the Company will not underwrite structured finance transactions at AGM or underwrite any U.S. RMBS transactions for the foreseeable future. These decisions reduce the amount of new business available to the Company in the current environment. The Company expects that global structured finance and international infrastructure opportunities will increase in the future as the global economy recovers, issuers return to the capital markets for financings and institutional investors again utilize financial guaranties.

Recent Legislation

        The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was signed into law on July 21, 2010. Many provisions of the Dodd-Frank Act require rulemaking action by governmental agencies to implement, which has not yet occurred. For example, the Dodd-Frank Act could result in requirements to maintain capital or post margin with respect to the Company's future insured derivative transactions and possibly its existing insured derivatives portfolio. It is also possible that the Dodd-Frank Act could extend even more broadly to encompass the Company's financial guaranty insurance business. The magnitude of any capital or margin requirements, as well as the extent to which such requirements would apply in respect of the Company's existing derivatives or insured portfolio, will depend primarily on rulemaking by the SEC and the Commodity Futures Trading Commission. In addition, as a result of the legislation, the Company and its affiliates may be required to clear or exchange trade some or all of the swap transactions they enter into, which could result in higher cost, requirements to post margin, less transaction flexibility and price disclosure. For a further discussion of the potential impact of the Dodd-Frank Act on the Company, see "Risk Factors" set forth in Part II, Item 1A of this Current Report on Form 10-Q.

Financial Performance

Financial Performance

	Second Quarter		Six Months
	2010	2009	2010	2009
	(dollars in millions, except per share amounts)
Net earned premiums(1)	$292.1	$78.6	$611.7	$227.1
Net investment income	90.9	43.3	175.2	86.9
Realized gains and other settlements on credit derivatives	38.4	27.8	65.1	48.4
Net unrealized gains (losses) on credit derivatives	35.1	(254.3)	287.2	(227.3)
Loss and loss adjustment expenses(2)	(71.2)	(38.0)	(201.7)	(117.8)
Other operating expenses	(47.4)	(26.5)	(110.0)	(55.9)
Net income (loss) attributable to Assured Guaranty Ltd.	203.5	(170.0)	525.5	(84.5)
Diluted EPS	1.08	(1.82)	2.77	(0.91)

(1)
Excludes net premiums earned of $15.6 million and $21.6 million on consolidated VIEs in Second Quarter 2010 and Six Months 2010, respectively.

(2)
Represents loss and LAE on financial guaranty contracts issued in insurance form and excludes loss and LAE of $24.3 million and $34.3 million on consolidated VIEs in Second Quarter 2010 and Six Months 2010, respectively.

        Net income is volatile for the periods presented primarily due to the recording of unrealized gains (losses) on credit derivatives and unrealized gains (losses) on committed capital securities ("CCS"), which fluctuate due to credit experience, changes in interest rates, credit spreads and other market factors. While the changes in unrealized fair value gains and losses in net income are a significant driver of the increase in net income for the Second Quarter and Six Months 2010 compared with the comparable 2009 periods, the AGMH Acquisition also added significantly to net earned premiums, net investment income and operating expenses. A portion of the increase in loss and LAE expenses was attributable to the AGMH Acquisition. Losses in this book of business will emerge over the remaining lives of these BIG transactions as expected losses exceed the deferred premium revenue. The unrealized gains on credit derivatives in 2010 were a result of gains recognized as a result of widening of AGC and AGM credit spreads, offset in part by tightening in general market spreads and the effects of extending estimated remaining lives of certain sectors of CDS transactions. The unrealized gains (losses) on credit derivatives take into account the Company's estimates of expected credit impairment as well, which is discussed in the non-GAAP financial measure, "operating income," below. Net premiums earned and credit derivative revenue from the AGMH structured finance book of business will decline as the net par runs off. Loss and LAE in Second Quarter 2010 includes approximately $58.8 million in present value loss expense due to the run off of deferred premium revenue with the remainder attributable to loss development principally in the US RMBS and other structured sectors. Credit impairment in the credit derivative portfolio was primarily attributable to exposure to a transaction backed by a portfolio of peaker power plants and a film securitization transaction. As of June 30, 2010, shareholders' equity increased to $3.9 billion compared with $3.5 billion at December 31, 2009 due to net income of $525.5 million offset in part by the cumulative effect of a change in accounting for variable interest entities ("VIEs") of $206.5 million.

Key Financial Measures

        To more accurately reflect the key financial measures management analyzes in evaluating the Company's operations and progress towards long-term goals, the Company discusses both measures promulgated in accordance with accounting principles generally accepted in the United States of

America ("GAAP") and measures not promulgated in accordance with GAAP ("non-GAAP financial measures"). Although the financial measures identified as non-GAAP should not be considered substitutes for GAAP measures, management considers them key performance indicators and employs them as well as other factors in determining compensation. Non-GAAP financial measures, therefore, provide investors with important information about the key financial measures management utilizes in measuring its business. Three of the primary non-GAAP financial measures analyzed by the Company's senior management are: operating income, adjusted book value ("ABV") and present value of new business production ("PVP").

  Operating income

        The table below presents net income attributable to AGL and a reconciliation to operating income. The operating income measure adjusts net income to remove the effects of certain fair-value adjustments relating to dislocation in the market and any fair value adjustments where the Company does not have the intent or the ability to realize such gains or losses. Operating income is also adjusted for realized gains or losses on its investment portfolio. The Company has revised its definition of operating income in the Second Quarter 2010 to exclude foreign exchange revaluation gains and losses on premiums receivable. Prior periods are presented on a consistent basis with this revised definition. See "—Non-GAAP Financial Measures."

        The comparability of operating income between years is affected by the AGMH Acquisition on July 1, 2009. In Second Quarter 2010 and Six Months 2010, operating income benefited from the addition of the premium earnings stream of the AGMH book of business. Although the AGMH book of business has embedded losses, such losses emerge in income only to the extent they exceed the deferred premium revenue.

  Reconciliation of Net Income Attributable to Assured Guaranty Ltd. to Operating Income

	Second Quarter		Six Months
	2010	2009	2010	2009
	(in millions)
Net income (loss) attributable to Assured Guaranty Ltd.	$203.5	$(170.0)	$525.5	$(84.5)
Less after-tax adjustments:
Realized gains (losses) on investments	(4.3)	(7.1)	2.4	(24.2)
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	40.6	(150.8)	271.4	(124.5)
Fair value gains (losses) on committed capital securities	8.2	(39.4)	7.4	(26.6)
Foreign exchange gains (losses) on revaluation of premiums receivable	(19.0)	—	(42.0)	—
Effect of consolidating VIEs	6.0	—	1.7	—

Operating income	$172.0	$27.3	$284.6	$90.8

  Adjusted book value

        Management also uses ABV to measure the intrinsic value of the Company, excluding franchise value. Growth in ABV is one of the key financial measures used in determining the amount of certain long term compensation to management and employees and used by rating agencies and investors. Similar to operating income, ABV adjusts shareholders' equity to exclude the effects of consolidating VIEs and certain fair value adjustments deemed to represent dislocations in market values for credit derivatives and CCS which management does not have the intent and/or ability to trade. Additional adjustments are made for unrealized gains and losses on the investment portfolio recorded in accumulated other comprehensive income ("OCI"), deferred acquisition cost ("DAC") and for the addition of estimated future installment revenues on credit derivatives not recorded on the consolidated balance sheets. See "—Non-GAAP Financial Measures."

Reconciliation of Adjusted Book Value to Shareholders' Equity Attributable to Assured Guaranty Ltd.

	As of June 30, 2010	As of December 31, 2009
	(dollars in millions, except share and per share amounts)
Adjusted book value reconciliation:
Book value attributable to Assured Guaranty Ltd.	$3,868.6	$3,520.5
Less after-tax adjustments:
Effect of consolidating VIEs	(204.8)	—
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(503.9)	(767.6)
Fair value gains (losses) on committed capital securities	13.6	6.2
Unrealized gain (loss) on investment portfolio excluding foreign exchange effect	178.3	139.7

Operating shareholders' equity	4,385.4	4,142.2
After-tax adjustments:
Less: DAC	259.8	235.3
Plus: Net present value of estimated net future credit derivative revenue	472.8	520.0
Plus: Net unearned premium reserve on financial guaranty contracts in excess of expected loss to be expensed	4,296.6	4,486.8

Adjusted book value	$8,895.0	$8,913.7

Adjusted book value per share reconciliation:
Book value attributable to Assured Guaranty Ltd.	$21.05	$19.12
Less after-tax adjustments:
Effect of consolidating VIEs	(1.11)	—
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(2.74)	(4.17)
Fair value gains (losses) on committed capital securities	0.07	0.03
Unrealized gain (loss) on investment portfolio excluding foreign exchange effect	0.97	0.76

Operating shareholders' equity per share	23.87	22.49
Less: DAC	1.41	1.28
Plus: Net present value of estimated net future credit derivative revenue	2.57	2.82
Plus: Net unearned premium reserve on financial guaranty contracts in excess of expected loss to be expensed	23.38	24.36

Adjusted book value	$48.41	$48.40

Shares outstanding	184,743,517	184,162,896

        ABV and ABV per share remained relatively flat since year end primarily due to low PVP in the Six Months 2010 offset by loss development and foreign exchange revaluation losses. Shares outstanding also remained relatively flat as the Company did not issue new shares and repurchased only 0.7 million shares for $10.5 million in the Six Months 2010.

  New Business Production

        The tables below present the PVP and par amount written in the period. The gross PVP represents the present value of estimated future earnings primarily on new financial guaranty insurance and credit derivative contracts written in the period, before consideration of cessions to reinsurers. See "—Non-GAAP Financial Measures."

Present Value of New Business Production

	Second Quarter		Six Months
	2010	2009	2010	2009
	(in millions)
Public finance—U.S.
Primary markets	$72.7	$112.8	$133.1	$307.0
Secondary markets	8.7	15.0	22.6	38.3
Public finance—non-U.S.
Primary markets	—	—	—	1.6
Secondary markets	0.7	—	0.7	0.2
Structured finance—U.S.	5.7	12.2	10.2	14.6
Structured finance—non-U.S.	2.1	—	2.1	—

Total	$89.9	$140.0	$168.7	$361.7

Financial Guaranty Gross Par Written

	Second Quarter		Six Months
	2010	2009	2010	2009
	(in millions)
Public finance—U.S.
Primary markets	$6,537	$9,776	12,353	$31,159
Secondary markets	290	482	662	728
Public finance—non-U.S.
Primary markets	—	1	—	466
Secondary markets	34	—	34	90
Structured finance—U.S.	1,400	302	2,400	394
Structured finance—non-U.S.	—	—	—	—

Total	$8,261	$10,561	$15,449	$32,837

        For the Second Quarter 2010 and Six Months 2010, all par written was in the direct segment and was primarily U.S. public finance business. The reinsurance segment comprised 42.4% of the total gross par written for the Six Months 2009. Substantially all gross par written in the Second Quarter of 2009 was in the direct segment. In the financial guaranty reinsurance segment, the Company focused on portfolio acquisitions during 2009. In January 2009, AGC finalized a reinsurance agreement with CIFG to assume a diversified portfolio of financial guaranty contracts totaling approximately $13.3 billion of net par outstanding. AGC received $75.6 million, net of ceding commissions and is entitled to approximately $12.2 million of future installments related to this transaction. The Company wrote no new non-affiliated quota share reinsurance during the Six Months 2010 and limited facultative reinsurance.

 Reconciliation of PVP to Gross Written Premium

	Second Quarter		Six Months
	2010	2009	2010	2009
	(in millions)
Total PVP	$89.9	$140.0	$168.7	$361.7
Less: PVP of credit derivatives	—	—	—	2.4

PVP of financial guaranty insurance	89.9	140.0	168.7	359.3
Less: Financial guaranty installment premium PVP	1.8	12.5	6.3	24.1

Total: Financial guaranty upfront gross written premiums ("GWP")	88.1	127.5	162.4	335.2
Plus: Financial guaranty installment adjustment	3.6	14.6	21.4	41.7

Total financial guaranty GWP	91.7	142.1	183.8	376.9
Plus: Other segment GWP	—	(1.1)	—	(1.1)

Total GWP	$91.7	$141.0	$183.8	$375.8

Importance of Financial Strength Ratings

        Debt obligations guaranteed by AGL's insurance company subsidiaries are generally awarded debt credit ratings that are the same rating as the financial strength rating of the AGL subsidiary that has guaranteed that obligation. Investors in products insured by AGC or AGM frequently rely on rating agency ratings because ratings influence the trading value of securities and form the basis for many institutions' investment guidelines as well as individuals' bond purchase decisions. Therefore, the Company manages its business with the goal of achieving high financial strength ratings, preferably the highest that an agency will assign. However, the models used by rating agencies differ, presenting conflicting goals that sometimes make it inefficient or impractical to reach the highest rating level. The models are not fully transparent, contain subjective data (such as assumptions about future market demand for the Company's products) and change frequently.

        Historically, insurance financial strength ratings are with respect to an insurer's ability to pay under its insurance policies and contracts in accordance with their terms. The rating is not specific to any particular policy or contract. Insurance financial strength ratings do not refer to an insurer's ability to meet non-insurance obligations and are not a recommendation to purchase any policy or contract issued by an insurer or to buy, hold, or sell any security insured by an insurer. More recently, the ratings also reflect qualitative factors with respect to such things as the insurer's business strategy and franchise value, the anticipated future demand for its product, the composition of its portfolio, and its capital adequacy, profitability and financial flexibility.

        The rating agencies have developed and published rating guidelines for rating financial guaranty and mortgage guaranty insurers and reinsurers. The insurance financial strength ratings assigned by the rating agencies are based upon factors relevant to policyholders and are not directed toward the protection of investors in AGL's common shares. The rating criteria used by the rating agencies in establishing these ratings include consideration of the sufficiency of capital resources to meet projected growth (as well as access to such additional capital as may be necessary to continue to meet applicable capital adequacy standards), a company's overall financial strength, and demonstrated management expertise in financial guaranty and traditional reinsurance, credit analysis, systems development, marketing, capital markets and investment operations. Ratings reflect only the views of the respective rating agencies and are subject to continuous review and revision or withdrawal at any time.

        The financial strength ratings of AGRO, AGMIC, AG UK and AGE are dependent upon support arrangements such as reinsurance and keepwell agreements. AG Re provides support to its subsidiary AGRO. AGRO provides support to its subsidiary AGMIC. AGC provides support to its subsidiary AGUK. AGM provides support to its subsidiary AGE. Pursuant to the terms of these agreements, each of AG Re, AGRO, AGC and AGM agrees to assume exposure from their respective subsidiaries and to provide funds to such subsidiaries sufficient for them to meet their obligations.

        As of August 9, 2010, the financial strength of the following insurance company subsidiaries of AGL were rated AAA (negative outlook) by Standard & Poor's Ratings Services ("S&P") and Aa3 (negative outlook) by Moody's Investors Service, Inc. ("Moody's"):

  •
  AGC

  •
  Assured Guaranty (UK) Ltd. ("AGUK")

  •
  AGM

  •
  Assured Guaranty (Europe) Ltd. (formerly Financial Security Assurance (U.K.) Limited, "AGE")

  •
  FSA Insurance Company ("FSAIC")

  •
  Financial Security Assurance International Ltd. ("FSA International").

        The financial strength of AG Re and its subsidiaries Assured Guaranty Re Overseas Ltd. ("AGRO") and Assured Guaranty Mortgage Insurance Company ("AGMIC") were each rated AA (stable) by S&P and A1 (negative outlook) by Moody's. AAA (Extremely Strong) rating is the highest ranking and AA (Very Strong) is the third highest ranking of the 22 ratings categories used by S&P. Aa3 (Excellent) is the fourth highest ranking and A1 (Good) is the fifth highest ranking of 21 ratings categories used by Moody's.

        Financial strength ratings are subject to continuous review and there can be no assurance that rating agencies will not take action on the Company's ratings, including downgrading such ratings. The Company's business and its financial condition has been and will continue to be subject to risk of the global financial and economic conditions that could materially and negatively affect the demand for its products, the amount of losses incurred on transactions it guarantees, and its financial strength ratings.

        On May 17, 2010, S&P published Research Updates in which it affirmed its "AAA" financial strength ratings on AGC and AGM and its "AA" financial strength rating on AG Re; the outlook on AGC and AGM remains negative, while the outlook on AG Re remains stable. S&P noted that a stress analysis relating to commercial mortgage-backed securities ("CMBS") exposure had a negative impact on AGC's margin of safety and that under S&P's updated criteria for corporate CDOs, both AGC and AGM experienced higher modeled theoretical losses as well as credit deterioration in some of the transaction portfolios. S&P also referenced the large single risk concentration exposure that AGM retains to Belgium and France prior to the posting of collateral by Dexia Holdings in October 2011, all in connection with the AGMH Acquisition. S&P stated that the negative outlook reflects the possibility of adverse loss development within the structured finance portfolio, particularly in respect of domestic nonprime mortgages and CMBS exposures. In addition, the outlook also reflects S&P's view that changes in the competitive dynamics of the industry, which currently has Assured Guaranty as the only active insurer, could hurt the companies' business prospects. There can be no assurance that S&P will not take negative action on the Company's ratings.

        On December 18, 2009, Moody's concluded the financial strength ratings review of AGC and AG Re that it had initiated on November 12, 2009 (when it downgraded the insurance financial strength ratings of AGC and AG UK from Aa2 to Aa3 and of AG Re, AGRO and AGMIC from Aa3 to A1, and placed all such ratings on review for possible downgrade) by confirming the Aa3 insurance financial strength rating of AGC and AG UK, and the A1 insurance financial strength rating of AG Re, AGRO and AGMIC. At the same time, Moody's affirmed the Aa3 insurance financial strength rating of AGM. Moody's stated that it believed the Company's capital support transactions, including AGL's issuance of common shares in December 2009 that resulted in net proceeds of approximately $573.8 million, $500.0 million of which was downstreamed to AGC, increased AGC's capital to a level consistent with Moody's expectations for a Aa3 rating, while leaving its affiliates with capital structures that Moody's believes are appropriate for their own ratings. However, Moody's ratings outlook for each such rating is negative because Moody's believes there is meaningful remaining uncertainty about the Company's ultimate credit losses and the demand for the Company's financial guaranty insurance and its competitive position once the municipal finance market normalizes. There can be no assurance that Moody's will not take negative action on the Company's ratings.

        If the financial strength ratings of any of the Company's insurance company subsidiaries were reduced below current levels, the Company expects it would have an adverse effect on the relevant subsidiary's competitive position and its prospects for new business opportunities. A downgrade may also provide the Company's credit derivative counterparties the right to terminate the Company's credit derivative contracts and the Company may be required to make a mark to market termination payment. In addition, the Company may be required to post collateral to its credit derivative counterparties. Furthermore, a downgrade may reduce the value of the reinsurance the Company offers, which may no longer be of sufficient economic value for the Company's customers to continue to cede to the Company's subsidiaries at economically viable rates. See "—Liquidity and Capital Resources—Sensitivity to Rating Agency Actions in Reinsurance Business and Insured CDS Portfolio."

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

        Losses are recognized in the consolidated statements of operations line item "loss and loss adjustment expenses" at the time that they exceed deferred premium revenue on a contract by contract basis. When a claim payment is made and it is not expected to be recovered and there is no loss reserve recorded, such claim payment is recorded as a contra deferred premium revenue liability and becomes recognized in the consolidated statements of operations only when the sum of such claim payments and the present value of future expected losses exceeds deferred premium revenue. To the extent such claim payments are recoverable they are classified as salvage and subrogation recoverable instead. See "—Losses and Loss Adjustment Expense Reserve."

        This treatment results in a "gross-up" of the Company's consolidated statements of operations in the "net earned premiums" and "loss and loss adjustment expenses" line items because the expected losses in the AGMH insured portfolio were anticipated and incorporated into the fair value of AGMH's financial guaranty contracts. Such amounts will be earned through premiums earnings, while those same losses will be recognized in loss and loss adjustment expenses ("LAE") over time as the accumulated paid losses in the contra liability account plus future expected losses begin to exceed the deferred premium revenue.

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

	As of June 30, 2010		As of December 31, 2009
Sector	Net Par Outstanding	Avg. Rating(1)	Net Par Outstanding	Avg. Rating(1)
	(dollars in millions)
Public Finance:
U.S.:
General obligation	$181,968	A+	$178,384	A+
Tax backed	84,655	A+	83,029	A+
Municipal utilities	70,987	A	69,578	A
Transportation	36,756	A	35,297	A
Healthcare	22,157	A	22,009	A
Higher education	14,771	A+	15,132	A+
Housing	6,662	AA-	8,524	AA-
Infrastructure finance	3,999	BBB+	3,553	BBB
Investor-owned utilities	1,674	BBB+	1,690	BBB+
Other public finance—U.S.	6,245	A-	5,882	A

Total public finance—U.S.	429,874	A+	423,078	A+
Non-U.S.:
Infrastructure finance	14,948	BBB	16,344	BBB
Regulated utilities	12,945	BBB+	13,851	BBB+
Pooled infrastructure	4,008	AA	4,404	AA
Other public finance—non-U.S.	7,672	AA-	8,176	AA-

Total public finance—non-U.S.	39,573	A-	42,775	A-

Total public finance	469,447	A	465,853	A
Structured Finance:
U.S.:
Pooled corporate obligations	68,843	AAA	74,333	AAA
RMBS and home equity	27,012	BB	29,176	BB+
Financial products	8,394	AA-	10,251	AA-
CMBS	7,294	AAA	7,410	AAA
Consumer receivables	7,054	A+	8,873	A+
Structured credit	2,476	BBB+	2,607	A-
Commercial receivables	2,361	BBB+	2,482	BBB+
Insurance securitizations	1,651	A+	1,651	A+
Other structured finance—U.S.	870	A-	1,518	A+

Total structured finance—U.S.	125,955	AA-	138,301	AA-
Non-U.S.:
Pooled corporate obligations	21,917	AAA	24,697	AAA
RMBS and home equity	4,465	AAA	5,227	AAA
Structured credit	1,809	BBB	2,069	BBB
Commercial receivables	1,706	A-	1,872	A-
Insurance securitizations	979	CCC-	981	CCC-
CMBS	674	AA	752	AA
Other structured finance—non-U.S.	562	AAA	670	AAA

Total structured finance—non-U.S.	32,112	AA+	36,268	AA+

Total structured finance	158,067	AA-	174,569	AA-

Total net par outstanding	$627,514	A+	$640,422	A+

(1)
Represents the Company's internal rating. The Company's ratings scale is similar to that used by the nationally recognized rating agencies; however, the ratings in the above table may not be the same as ratings assigned by any nationally recognized rating agency.

        The June 30, 2010 amounts above include $81.7 billion of AGM structured finance net par outstanding. December 31, 2009 amounts above include $90.7 billion of AGM structured finance net par outstanding. AGM has not insured a mortgage-backed transaction since January 2008 and announced its complete withdrawal from the structured finance market in August 2008. The structured finance transactions that remain in AGM's insured portfolio are of double-A average underlying credit quality, according to the Company's internal rating system. Management expects AGM's structured finance portfolio to run-off rapidly: 13% by year-end 2010, 47% by year end 2012, and 82% by year-end 2015.

        The following table presents the insured portfolio by rating:

	As of June 30, 2010		As of December 31, 2009
Ratings(1)	Net Par Outstanding	% of Net Par Outstanding	Net Par Outstanding	% of Net Par Outstanding
	(dollars in millions)
Super senior	$30,593	4.9%	$43,353	6.8%
AAA	70,755	11.3	59,786	9.3
AA	187,846	29.9	196,859	30.7
A	235,446	37.5	233,200	36.4
BBB	77,399	12.3	82,059	12.8
Below investment grade ("BIG")(2)	25,475	4.1	25,165	4.0

Total exposures	$627,514	100.0%	$640,422	100.0%

(1)
Represents the Company's internal rating. The Company's ratings scale is similar to that used by the nationally recognized rating agencies; however, the ratings in the above table may not be the same as ratings assigned by any nationally recognized rating agency. The super senior category, which is not generally used by rating agencies, is used by the Company in instances where the Company's triple-A rated exposure on its internal rating scale has additional credit enhancement due to either (1) the existence of another security rated triple-A that is subordinated to the Company's exposure or (2) the Company's exposure benefiting from a different form of credit enhancement that would pay any claims first in the event that any of the exposures incurs a loss, and such credit enhancement, in management's opinion, causes the Company's attachment point to be materially above the triple-A attachment point.

2)
Includes $747.3 million in gross par as of June 30, 2010 which the Company obtained for risk mitigation purposes.

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

        The Company segregates its insured portfolio of investment grade ("IG") and BIG risks into surveillance categories to facilitate the appropriate allocation of resources to monitoring and loss mitigation efforts and to aid in establishing the appropriate cycle for periodic review for each exposure. BIG credits include all credits internally rated lower than BBB-. The Company's internal credit ratings are based on the Company's internal assessment of the likelihood of default. The Company's internal credit ratings are expressed on a ratings scale similar to that used by the rating agencies and are generally reflective of an approach similar to that employed by the rating agencies, but may not necessarily be the same as ratings assigned by any rating agency.

        The Company monitors its IG credits to determine whether any new credits need to be internally downgraded to BIG. Quarterly procedures include qualitative and quantitative analysis of the Company's insured portfolio to identify potential new BIG credits. The Company refreshes its internal credit ratings on individual credits in cycles based on the Company's view of the credit's quality, loss potential, volatility and sector. Ratings on credits and in sectors identified as under the most stress or with the most potential volatility are reviewed every quarter. Credits identified through this process as BIG are subjected to further review by Surveillance personnel to determine the various probabilities of a loss. Surveillance personnel present analyses related to potential loss scenarios to the reserve committee.

        Within the BIG category, the Company assigns each credit to one of three surveillance categories:

  •
  BIG Category 1: Below investment grade transactions showing sufficient deterioration to make material losses possible, but for which no losses have been incurred. Non-investment grade transactions on which liquidity claims have been paid are in this category.

  •
  BIG Category 2: Below investment grade transactions for which expected losses have been established but for which no unreimbursed claims have yet been paid.

  •
  BIG Category 3: Below investment grade transactions for which expected losses have been established and on which unreimbursed claims have been paid. Transactions remain in this category when claims have been paid and only a recoverable remains.

Net Par Outstanding for Below Investment Grade Credits

	As of June 30, 2010
	Net Par Outstanding
Description	Financial Guaranty	Credit Derivatives	Total	% of Total Net Par Outstanding	Number of Credits in Category
	(dollars in millions)
BIG:
Category 1	$3,891	$1,551	$5,442	1%	82
Category 2	7,584	4,565	12,149	2	222
Category 3	6,414	1,470	7,884	1	99

Total BIG	$17,889	$7,586	$25,475	4%	403

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

        An understanding of the Company's accounting policies for these items is of critical importance to understanding its consolidated financial statements. See Note 9 in "Item 1. Financial Statements" for a discussion of significant accounting policies and fair value methodologies. The following discussion of the consolidated and segment results of operations includes information regarding the estimates and assumptions used for these items and should be read in conjunction with the notes to the Company's unaudited interim consolidated financial statements.

Analysis of Consolidated Statements of Operations

        The following table presents summary consolidated results of operations data for the Second Quarter and Six Months ended 2010 and 2009. Comparability of periods presented is affected by the inclusion of AGMH results in 2010 and the adoption of new GAAP accounting requiring the consolidation of certain VIEs previously accounted for as financial guaranty insurance.

Summary Consolidated Results

	Second Quarter		Six Months
	2010	2009	2010	2009
	(in millions)
Revenues:
Net earned premiums	$292.1	$78.6	$611.7	$227.1
Net investment income	90.9	43.3	175.2	86.9
Net realized investment gains (losses)	(8.4)	(4.9)	1.0	(22.0)
Change in fair value of credit derivatives:
Realized gains and other settlements	38.4	27.8	65.1	48.4
Net unrealized gains	35.1	(254.3)	287.2	(227.3)

Net change in fair value of credit derivatives	73.5	(226.5)	352.3	(178.9)
Fair value gain (loss) on committed capital securities	12.6	(60.6)	11.3	(40.9)
Financial guaranty variable interest entities' revenues	(19.1)	—	(14.9)	—
Other income	(13.5)	0.5	(26.4)	1.4

Total revenues	428.1	(169.6)	1,110.2	73.6

Expenses:
Loss and loss adjustment expenses	71.2	38.0	201.7	117.8
Amortization of deferred acquisition costs	6.9	16.5	15.1	40.0
AGMH acquisition-related expenses	2.8	24.2	6.8	28.8
Interest expense	24.9	6.5	50.0	12.3
Financial guaranty variable interest entities' expenses	(19.6)	—	(4.8)	—
Other operating expenses	47.4	26.5	110.0	55.9

Total expenses	133.6	111.7	378.8	254.8

Income (loss) before provision for income taxes	294.5	(281.3)	731.4	(181.2)
Provision (benefit) for income taxes	91.0	(111.3)	205.9	(96.7)

Net income (loss)	203.5	(170.0)	525.5	(84.5)
Less: Noncontrolling interest of variable interest entities	—	—	—	—

Net income (loss) attributable to Assured Guaranty Ltd.	$203.5	$(170.0)	$525.5	$(84.5)

  Net Earned Premiums

Net Earned Premiums

	Second Quarter		Six Months
	2010	2009	2010	2009
	(in millions)
Financial guaranty direct:
Public finance
Scheduled net earned premiums	$88.8	$15.7	$169.4	$27.6
Acceleration of premium earnings(1)	13.9	—	28.4	73.6

Total public finance	102.7	15.7	197.8	101.2
Structured finance
Scheduled net earned premiums(2)	171.7	14.7	378.1	30.7
Acceleration of premium earnings(1)	(0.1)	—	(1.0)	—

Total structured finance	171.6	14.7	377.1	30.7

Total financial guaranty direct	274.3	30.4	574.9	131.9
Financial guaranty reinsurance:
Public finance
Scheduled net earned premiums	7.7	16.8	15.9	34.9
Acceleration of premium earnings(1)	1.6	20.1	3.4	36.8

Total public finance	9.3	36.9	19.3	71.7
Structured finance
Total structured finance	7.8	10.5	16.2	21.9

Total financial guaranty reinsurance	17.1	47.4	35.5	93.6
Other	0.7	0.8	1.3	1.6

Total net earned premiums	$292.1	$78.6	$611.7	$227.1

(1)
Reflects the unscheduled pre-payment of refundings of underlying insured obligations.

(2)
Excludes $15.6 million in Second Quarter 2010 and $21.6 million in the Six Months 2010 in earned premiums related to consolidated VIEs.

        The increase in financial guaranty direct net earned premiums in Second Quarter 2010 and Six Months 2010, compared to the comparable prior year periods, is primarily attributable to the AGMH Acquisition. All AGMH results of operations are included in the financial guaranty direct segment along with any related cessions to AG Re since the Acquisition Date. The decrease in the financial guaranty reinsurance net earned premiums is due mainly to reallocation of AG Re's assumed book of business from AGMH from the financial guaranty reinsurance segment to the financial guaranty direct segment, runoff of the existing book of third-party assumed business and lack of new business in 2010.

        At June 30, 2010, the Company had $6.9 billion of remaining deferred premium revenues to be earned over the life of its contracts. Due to the runoff of AGMH's net deferred premium revenue, which includes purchase accounting adjustments, net earned premiums is expected to decrease in each year unless replaced by new business. See Note 6 in "Item 1. Financial Statements".

  Net Investment Income

Net Investment Income

	Second Quarter		Six Months
	2010	2009	2010	2009
	(in thousands)
Income from fixed maturity securities	$92,639	$43,827	$179,779	$87,306
Income from short-term investments	(61)	437	(429)	1,512

Gross investment income	92,578	44,264	179,350	88,818
Investment expenses	(1,707)	(964)	(4,177)	(1,917)

Net investment income	$90,871	$43,300	175,173	$86,901

        Investment income is a function of the yield that the Company earns on invested assets. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the invested assets. Pre-tax yields to maturity were 3.5% and 4.3% as of June 30, 2010 and 2009, respectively. Excluding bonds purchased for risk mitigation purposes, pre-tax yields to maturity were 3.5% and 3.6% as of June 30, 2010 and 2009, respectively. Although pre-tax yields decreased, net investment income increased significantly due to the addition of AGMH's $5.8 billion in invested assets as of July 1, 2009.

        In accordance with acquisition accounting requirements, the amortized cost basis of investments acquired in the AGMH Acquisition at the closing date was equal to the fair value at such date. At the Acquisition Date, the amortized cost was adjusted for an additional net premium to par of $59.1 million, which is to be amortized to net investment income over the remaining term to maturity of each of the investments.

  Net Realized Investment Gains (Losses)

Net Realized Investment Gains (Losses)

	Second Quarter		Six Months
	2010	2009	2010	2009
	(in millions)
OTTI losses	$(17.3)	$(36.5)	$(18.5)	$(54.9)
Less: portion of OTTI loss recognized in other comprehensive income	—	(21.6)	(0.7)	(21.6)

Subtotal	(17.3)	(14.9)	(17.8)	(33.3)
Other net realized investment gains (losses)	8.9	10.0	18.8	11.3

Total realized investment gains (losses)	$(8.4)	$(4.9)	$1.0	$(22.0)

Net realized investment gains (losses), net of related income taxes	$(4.3)	$(7.1)	$2.4	$(24.2)

        The Second Quarter 2010, OTTI was primarily comprised of credit impairment on a security held as part of the Company's financial guaranty loss mitigation strategy. The remaining OTTI securities in Second Quarter 2010, was recorded entirely in the statement of operations due to management's intent to sell. For the Six Months 2010, OTTI also included losses on the credit component of mortgage-backed securities and municipal securities. The Company continues to monitor the value of these investments. Future events may result in further impairment of the Company's investments. The Company recognized $14.9 million and $33.3 million of OTTI losses substantially related to mortgage-backed and corporate securities in Second Quarter 2009 and Six Months 2009 respectively, primarily due to the fact that it did not have the intent to hold these securities until there was recovery in their value.

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

  Net Change in Fair Value of Credit Derivatives

        Cumulative fair value gains (losses) on credit derivatives determined on a contract by contract basis, are reflected as either assets or liabilities in the Company's consolidated balance sheets. Unrealized gains and losses resulting from changes in the fair value of credit derivatives, excluding changes in credit impairment, occur because of changes in interest rates, credit spreads, the credit ratings of the referenced entities, the Company's credit rating and other market factors. The unrealized gains (losses) on credit derivatives excluding credit impairment, is expected to reduce to zero as the exposure approaches its maturity date, unless there is a payment default on the exposure or early termination. In the event that the Company terminates a credit derivative contract prior to maturity, the resulting gain or loss will be realized through net change of fair value of credit derivatives. Changes in the fair value of the Company's credit derivatives that do not reflect actual or expected claims or credit losses have no impact on the Company's statutory claims paying resources, rating agency capital or regulatory capital positions.

        The Company views its credit derivatives as an extension of the Company's financial guaranty business; however they do not qualify for the financial guaranty insurance scope exception and therefore are reported at fair value, with changes in fair value included in earnings.

Net Change in Fair Value of Credit Derivatives

	Second Quarter		Six Months
	2010	2009	2010	2009
	(in millions)
Realized gains on credit derivatives(1)	$51.7	$27.7	$106.4	$57.4
Credit impairment on credit derivatives	(28.1)	(35.2)	(104.5)	(36.2)
Net unrealized gains (losses), excluding credit impairment	49.9	(219.0)	350.4	(200.1)

Net change in fair value	$73.5	$(226.5)	$352.3	$(178.9)

(1)
Comprised of fees on credit derivatives and ceding commissions.

        The increase in realized gains on credit derivatives in Second Quarter 2010 and Six Months 2010 compared to prior year comparable periods was due primarily to the addition of earnings on the acquired AGMH portfolio of credit derivatives.

        In the Second Quarter 2010, the Company recorded an unrealized gain on credit derivatives principally in the TruPS and Alt-A sectors primarily due to the widening of AGC's and AGM's credit spreads offset in part by unrealized losses due to the extension of estimated remaining lives on several first lien RMBS CDS transactions. For the Six Months 2010, the primary driver of the unrealized gain is the widening of AGC's and AGM's credit spreads. In Second Quarter 2009 and Six Months 2009, unrealized losses were primarily a function of the tightening of AGC's credit spread.

        Credit impairment on credit derivatives in Second Quarter 2010 was primarily driven by increased expected loss estimated on a transaction backed by a portfolio of peaker power plants and a film securitization transaction, based on the progress and results of loss mitigation efforts which have provided additional information that has been taken into account in the loss estimation methodology.

 Effect of Company's Credit Spread on Credit Derivatives Fair Value

	As of June 30, 2010	As of March 31, 2010	As of December 31, 2009
	(dollars in millions)
Quoted price of credit default swap ("CDS") contract (in basis points):
AGC	1,010	734	634
AGM	802	468	541
Fair value of CDS contracts:
Before considering implication of the Company's credit spreads	$(5,636.3)	$(5,253.5)	$(5,830.8)
After considering implication of the Company's credit spreads	$(1,274.9)	$(1,284.9)	$(1,542.1)

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

        Contractual cash flows are the most readily observable inputs since they are based on the CDS contractual terms. These variables include:

  •
  net premiums received and receivable on written credit derivative contracts,

  •
  net premiums paid and payable on purchased contracts,

  •
  losses paid and payable to credit derivative contract counterparties and

  •
  losses recovered and recoverable on purchased contracts.

        Market conditions at June 30, 2010 were such that market prices for the Company's CDS contracts were not generally available. Where market prices were not available, the Company used proprietary valuation models that used both unobservable and observable market data inputs such as various market indices, credit spreads, the Company's own credit spread, and estimated contractual payments to estimate the fair value of its credit derivatives. These models are primarily developed internally based on market conventions for similar transactions.

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

        Valuation models include the use of management estimates and current market information. Management is also required to make assumptions on how the fair value of credit derivative instruments is affected by current market conditions. Management considers factors such as current prices charged for similar agreements, performance of underlying assets, life of the instrument and the nature and extent of activity in the financial guaranty credit derivative marketplace. The assumptions that management uses to determine its fair value may change in the future due to market conditions. Due to the inherent uncertainties of the assumptions used in the valuation models to determine the fair value of these credit derivative products, actual experience may differ from the estimates reflected in the Company's unaudited interim consolidated financial statements and the differences may be material.

        The table below presents management's estimates of expected claim payments related to BIG credit derivatives. Expected loss to be paid represents the present value of future net cash outflows and includes a net benefit for breaches of representations and warranties of approximately $85.5 million. The assumptions used to calculate the present value expected losses for credit derivatives are consistent with the assumptions used for BIG transactions written in financial guaranty insurance form as discussed below in "—Loss and Loss Adjustment Expense Reserves".

 Rollforward of Credit Impairment on Credit Derivatives

	Credit Impairment as of December 31, 2009	Loss Development and Accretion of Discount	Less: Paid Losses	Credit Impairment as of June 30, 2010
	(in thousands)
U.S. RMBS:
First Lien:
Alt-A First lien	$141,033	$8,229	$153	$149,109
Alt-A Options ARM	131,351	(10,511)	22,950	97,890
Subprime	73,314	30,151	4,354	99,111

Total First Lien	345,698	27,869	27,457	346,110
Second Lien:
CES	44,753	(6,672)	11,183	26,898

Total Second Lien	44,753	(6,672)	11,183	26,898

Total US RMBS	390,451	21,197	38,640	373,008
TruPS	60,355	33,982	1,419	92,918
Other structured finance	29,316	47,654	568	76,402
Public finance	302	54	356	—

Total	$480,424	$102,887	$40,983	$542,328

  Fair Value Gain (Loss) on Committed Capital Securities

        CCS consist of committed preferred trust securities which allow AGC and AGM to issue preferred stock to trusts created for the purpose of issuing such securities investing in high quality investments and selling put options to AGC and AGM in exchange for cash. The fair value of CCS represents the difference between the present value of remaining expected put option premium payments under the AGC's CCS (the "AGC CCS Securities") and AGM Committed Preferred Trust Securities (the "AGM CPS Securities") agreements and the value of such estimated payments based upon the quoted price for such premium payments as of the reporting dates (see Note 16 in "Item 1. Financial Statements"). Changes in fair value of this financial instrument are included in the consolidated statement of operations. The significant market inputs used are observable; therefore, the Company classified this fair value measurement as Level 2.

Unrealized Gain (Loss) on Committed Capital Securities

	As of June 30, 2010	As of December 31, 2009
	(in millions)
AGC CCS Securities	$11.3	$4.0
AGM CPS Securities	9.5	5.5

Total	$20.8	$9.5

 Change in Unrealized Gain (Loss) on Committed Capital Securities

	Second Quarter		Six Months
	2010	2009	2010	2009
	(in millions)
AGC CCS Securities	$5.9	$(60.6)	$7.3	$(40.9)
AGM CPS Securities	6.7	—	4.0	—

Total	$12.6	$(60.6)	$11.3	$(40.9)

  Other Income and Other Operating Expenses

        The following table shows the components of "other income". Other income in Second Quarter 2010 and Six Months 2010 includes foreign exchange revaluation losses on premium receivable balances partially offset by other income resulting from a reinsurance cession of an OTTI of investment assets associated with a BIG financial guaranty contract.

Other Income

	Second Quarter		Six Months
	2010	2009	2010	2009
	(in millions)
Foreign exchange gain (loss) on revaluation of premium receivable	$(24.2)	$—	$(55.3)	$—
Reinsurance cession of OTTI	8.5	—	8.5	—
Other	2.2	0.5	20.4	1.4

Other income	$(13.5)	$0.5	$(26.4)	$1.4

        The increase in other operating expenses for Second Quarter 2010 and Six Months 2010, compared to prior year 2009 was mainly due to the addition of other operating expenses of AGMH.

  Loss and Loss Adjustment Expense (Financial Guaranty Contracts in Insurance Form)

        The following table presents a rollforward of the present value of net expected loss and LAE since December 31, 2009 by sector.

Financial Guaranty Insurance
Present Value of Net Expected Loss and Loss Adjustment Expense
Roll Forward by Sector(1)

	Expected Loss to be Paid as of January 1, 2010	Loss Development and Accretion of Discount	Less: Paid Losses	Expected Loss to be Paid as of June 30, 2010
	(in thousands)
U.S. RMBS:
First Lien:
Prime First lien	$—	$394	$9	$385
Alt-A First lien	204,368	15,443	28,971	190,840
Alt-A Options ARM	545,238	75,003	49,068	571,173
Subprime	77,528	69,331	2,294	144,565

Total First Lien	827,134	160,171	80,342	906,963
Second Lien:
CES	199,254	(40,438)	39,881	118,935
HELOCs	(232,913)	55,069	315,844	(493,688)

Total Second Lien	(33,659)	14,631	355,725	(374,753)

Total U.S. RMBS	793,475	174,802	436,067	532,210
Other structured finance	102,613	35,566	5,593	132,586
Public Finance	130,858	(8,155)	34,191	88,512

Subtotal(1)	1,026,946	202,213	475,851	753,308
Effect of consolidating VIEs	(40,045)	(21,437)	(58,851)	(2,631)

Total	$986,901	$180,776	$417,000	$750,677

(1)
Excludes $3.5 million and $5.2 million of expected losses related to the Other segment recorded in loss reserves on the consolidated balance sheet as of June 30, 2010 and December 31, 2009, respectively.

        The following table presents the loss and LAE related to financial guaranty contracts, other than those written in credit derivative form.

 Loss and Loss Adjustment Expenses (Recoveries)
By Type

	Second Quarter		Six Months
	2010	2009	2010	2009
	(in thousands)
Financial Guaranty:
U.S. RMBS:
First Lien:
Prime First lien	$(32)	$(519)	$30	$—
Alt-A First lien	7,997	6,296	13,428	6,447
Alt-A Options ARM	56,595	8,237	101,029	8,163
Subprime	16,268	5,040	40,981	5,851

Total First Lien	80,828	19,054	155,468	20,461
Second Lien:
Closed end second lien ("CES")	(11,420)	33,322	(7,075)	35,320
Home equity lines of credit ("HELOC")	11,193	22,081	34,813	40,601

Total Second Lien	(227)	55,403	27,738	75,921

Total U.S. RMBS	80,601	74,457	183,206	96,382
Other structured finance	31,661	(17,189)	41,829	(12,367)
Public Finance	(16,756)	306	10,935	22,013

Total financial guaranty	95,506	57,574	235,970	106,028
Other	—	(19,544)	18	11,756

Subtotal	95,506	38,030	235,988	117,784
Effect of consolidating VIEs	(24,350)	—	(34,331)	—

Total loss and LAE	$71,156	$38,030	$201,657	$117,784

        The increase in loss and LAE from 2009 to 2010 is primarily attributable to the AGMH Acquisition. The loss and LAE for financial guaranty contracts written in insurance form recognized in Second Quarter 2010 and Six Months 2010 is primarily due to expected amortization of deferred premium revenue. The remainder of the loss and LAE was due primarily to loss development, net of representations and warranty benefits, resulting from management's decision not to extend the loss curve for the RMBS exposures based on the decline in early stage delinquencies. Loss development or improvement does not emerge in net income until expected losses plus previously unexpensed claim payments exceed the deferred premium revenue on a contract by contract basis. As a result of the application of acquisition accounting related to the AGMH Acquisition, financial guaranty policies acquired in that transaction were recorded on the consolidated balance sheet on the Acquisition Date at fair value, resulting in the recording of higher unearned premium reserves than similar contracts in the pre-existing AGC and AG Re book of business due to the deterioration in the performance of certain insured transaction as well as changed market conditions. Accordingly, the Company will recognize loss and LAE earlier on a legacy AGC or AG Re policy compared to an identical policy in the AGM portfolio because its recorded unearned premium reserve is lower. See Note 6 in "Item 1. Financial Statements".

        Loss and LAE for Second Quarter 2009 and Six Months 2009 were primarily related to HELOC and other RMBS exposures in the direct and reinsurance financial guaranty segments. Loss and LAE in the other segment were primarily due to a loss settlement related to an arbitration proceeding where a greater reserve was established in First Quarter 2009.

        See Note 6 in "Item 1. Financial Statements" for information on BIG financial guaranty insurance and reinsurance contracts. See "—Significant Risk Management Activities."

        The Company used weighted-average risk free rates ranging from 0% to 4.81% and 0.07% to 5.21% to discount expected losses as of June 30, 2010 and December 31, 2009, respectively.

Net Losses Paid on Financial Guaranty Insurance and Reinsurance Contracts

	Second Quarter		Six Months
	2010	2009	2010	2009
	(in thousands)
U.S. RMBS:
First Lien:
Prime First lien	$9	$—	$9	$—
Alt-A First lien	14,986	—	28,971	—
Alt-A Options ARM	32,655	4	49,068	4
Subprime	1,425	338	2,294	790

Total First Lien	49,075	342	80,342	794
Second Lien:
CES	19,406	23,967	39,881	34,232
HELOC	166,865	63,250	315,844	114,907

Total Second Lien	186,271	87,217	355,725	149,139

Total US RMBS	235,346	87,559	436,067	149,933
Other structured finance	1,878	27,384	5,593	21,379
Public finance	9,736	10,572	34,191	18,090

Subtotal	246,960	125,515	475,851	189,402
Effect of consolidating VIEs	(40,868)	—	(58,851)	—

Total	$206,092	$125,515	$417,000	$189,402

        Since the onset of the credit crisis in the fall of 2007 and the ensuing sharp recession, the Company has been intensely involved in risk management activities. Its most significant activities have centered on the residential mortgage sector, where the crisis began, but it is also active in other areas experiencing stress. Residential mortgage loans are loans secured by mortgages on one to four family homes. RMBS may be broadly divided into two categories: (1) first lien transactions, which are generally comprised of loans with mortgages that are senior to any other mortgages on the same property, and (2) second lien transactions, which are comprised of loans with mortgages that are often not senior to other mortgages, but rather are second in priority. Both first lien RMBS and second lien RMBS sometimes include a portion of loan collateral with a different priority than the majority of the collateral. The discussion below addressed modeling assumptions and methods used to estimate expected losses. Detailed performance data by RMBS category is included in "—Exposure to Residential Mortgage-Backed Securities."

Financial Guaranty Insurance and Reinsurance Exposure on U.S. RMBS Policies

	June 30, 2010
	BIG Net Par Outstanding
					Total Net Par Outstanding
	BIG 1	BIG 2	BIG 3	Total BIG
	(in millions)
First Lien U.S. RMBS:
Prime First Lien	$28	$131	$—	$159	$396
Alt-A First Lien	154	1,457	224	1,835	2,357
Alt-A Options ARM	551	1,412	546	2,509	2,664
Subprime (including net interest margin ("NIMs")	5	2,536	65	2,606	4,752
Second Lien U.S. RMBS:
CES	114	519	469	1,102	1,141
HELOC	631	25	3,626	4,282	5,277

Total	$1,483	$6,080	$4,930	$12,493	$16,587

Financial Guaranty Insurance and Reinsurance Exposure on U.S. RMBS Policies

	December 31, 2009
	BIG Net Par Outstanding
					Total Net Par Outstanding
	BIG 1	BIG 2	BIG 3	Total BIG
	(in millions)
First Lien U.S. RMBS:
Prime First Lien	$4	$50	$—	$54	$426
Alt-A First Lien	208	1,441	173	1,822	2,470
Alt-A Options ARM	596	2,096	—	2,692	2,858
Subprime (including net interest margin ("NIMs")	924	1,272	47	2,243	4,985
Second Lien U.S. RMBS:
CES	123	535	509	1,167	1,212
HELOC	13	113	4,372	4,498	5,923

Total	$1,868	$5,507	$5,101	$12,476	$17,874

  Loss Reserving

        In accordance with the Company's standard practices the Company evaluated the most current available information as part of its loss estimation process, including trends in delinquencies and charge-offs on the underlying loans and its experience in requiring providers of representations and warranties to purchase ineligible loans out of these transactions. Most of the Company's expected loss and loss adjustment expense reserves and paid losses relate to U.S. RMBS. As has been widely reported in the press, unprecedented levels of delinquencies and defaults have negatively impacted the mortgage market, especially U.S. RMBS issued in the period from 2005 through 2007. Based on information observed during the quarter (particularly early stage delinquencies), the Company determined that it may be witnessing the beginning of an improvement in the housing and mortgage markets. The Company also formed a view that any improvement in the second lien loan markets may be more gradual than it had assumed in its prior projection scenarios for second liens. As a result, the Company adjusted from prior quarters the assumptions and probability weightings of its loss projection scenarios to reflect those views. These changes were made with respect to how scenarios were run in the first quarter of 2010. The scenarios used in the first quarter of 2010, with the exception of an adjustment to the subprime severity, were the same as those employed at year-end 2009.

  U.S. Second Lien RMBS: HELOCs and CES

        The Company insures two types of second lien RMBS: those secured by HELOCs and those secured by CES mortgages. HELOCs are revolving lines of credit generally secured by a second lien on a one to four family home. A mortgage for a fixed amount secured by a second lien on a one to four family home is generally referred to as a CES. The Company has material exposure to second lien mortgage loans originated and serviced by a number of parties, but the Company's most significant second lien exposure is to HELOCs originated and serviced by Countrywide, a subsidiary of Bank of America.

        The performance of the Company's HELOC and CES exposures began to deteriorate in 2007, and such transactions, particularly those originated in the period from 2005 through 2007, continue to perform below the Company's original underwriting expectations. While insured securities benefitted from structural protections within the transactions designed to absorb collateral losses in excess of previous historical high levels, in many second lien RMBS projected losses now exceed those structural protections.

        The Company believes the primary variables impacting its expected losses in second lien RMBS transactions are the amount and timing of future losses in the collateral pool supporting the transactions and the amount of loans repurchased for breaches of representations and warranties. Expected losses are also a function of the structure of the transaction, the voluntary prepayment rate, typically also referred as conditional prepayment rate ("CPR"), of the collateral; the interest rate environment; and assumptions about the draw rate and loss severity. These variables are interrelated, difficult to predict and subject to considerable volatility. If actual experience differs from the Company's assumptions, the losses incurred could be materially different from the estimate. The Company continues to update its evaluation of these exposures as new information becomes available.

        The following table shows the Company's key assumptions used in its calculation of estimated expected losses for these types of policies as of June 30, 2010, March 31, 2010 and December 31, 2009:

Key Assumptions in Base Case Expected Loss Estimates
Second Lien RMBS(1)

HELOC Key Variables	June 30, 2010	March 31, 2010	December 31, 2009
Plateau conditional default rate ("CDR")	8.3 - 27.5%	11.5 - 38.0%	10.7 - 40.0%
Final CDR trended down to	0.5 - 3.2%	0.5 - 3.2%	0.5 - 3.2%
Expected Period until Final CDR	24 months	21 months	21 months
Initial CPR	0.9 - 20.1%	0.4 - 13.4%	1.9 - 14.9%
Final CPR	10%	10%	10%
Loss Severity	95%	95%	95%
Future Repurchase of Ineligible Loans	$875 million	$849 million	$828 million
Initial Draw Rate	0.2 - 6.9%	0.2 - 4.8%	0.1 - 2.0%

CES Key Variables	June 30, 2010	March 31, 2010	December 31, 2009
Plateau CDR	8.0 - 28.0%	7.4 - 32.7%	21.5 - 44.2%
Final CDR Rate trended down to	2.9 - 8.1%	2.9 - 8.1%	3.3 - 8.1%
Expected Period until Final CDR achieved	24 months	21 months	21 months
Initial CPR	0.8 - 10.1%	1.6 - 8.4%	0.8 - 3.6%
Final CPR	10%	10%	10%
Loss Severity	95%	95%	95%
Future Repurchase of Ineligible Loans	$123 million	$137 million	$77 million

(1)
Represents assumptions for most heavily weighted scenario (the "base case").

        For second lien transactions, the Company calculates expected losses in the following fashion: A loan is generally "charged off" by the securitization's servicer once the loan is 180 days past due and therefore the Company's projections assume that a loss is charged off once it is 180 days past due. Most second lien transactions report the amount of loans in five monthly delinquency categories (i.e., 30-59 days past due, 60-89 days past due, 90-119 days past due, 120-149 days past due and 150-179 days past due). The Company estimates the amount of loans that will default over the next five months by calculating current representative liquidation rates (the percent of loans in a given delinquency status that are assumed to ultimately default) from selected transactions and then applying those liquidation rates to the amount of loans in the delinquency categories. The amount of loans projected to default in the third, fourth and fifth month are then expressed as conditional default rates ("CDR"), and the average of those CDRs is then used as the basis for calculating defaults after the fifth month. In the base scenario, this CDR (the "plateau CDR") is held constant for one month. During First Quarter 2010, the base scenario's plateau was 4 months; the change for Second Quarter 2010 reflects an improvement in the mortgage and real estate markets. Once the plateau period has ended, the CDR is assumed to gradually trend down in uniform increments to its final long-term steady state CDR. In the base scenario the time over which the CDR trends down to its final CDR is eighteen months. During First Quarter 2010, the base scenario's ramp was 12 months, the change this quarter was implemented to reflect that the recovery may take longer than the Company had previously anticipated. Therefore, in the base case scenario, the total time from the current period to the end of the ramp (when the long-term steady CDR is reached) is 24 months. The long-term steady state CDRs are calculated as the constant conditional default rates that would have yielded the amount of losses originally expected at underwriting.

        Breaches of Representations and Warranties—Second Lien U.S. RMBS:    As mentioned above, performance of the collateral underlying certain securitizations has substantially differed from the Company's original expectations. The Company has employed several loan file diligence firms and law firms as well as devoting internal resources to review the mortgage files surrounding many of the defaulted loans. As of June 30, 2010, the Company had performed a detailed review of approximately 24,800 files, representing nearly $1.9 billion in outstanding par of defaulted second lien loans underlying insured transactions, and identified a material number of defaulted loans that breach representations and warranties regarding the characteristics of the loans such as misrepresentation of income or occupation, undisclosed debt and non-compliance with underwriting guidelines at loan origination. The Company continues to review new files as new loans default and as new loan files are made available to it. As of June 30, 2010 following negotiation with the sellers and originators of the breaching loans, the Company had reached agreement to have $227 million of the second lien loans repurchased and has included in its net expected loss estimates for second liens as of June 30, 2010 an estimated benefit from repurchases of $998.0 million of second lien loans, of which $875.0 million relates to HELOCs and the remainder to CES. The amount the Company ultimately recovers related to contractual representations and warranties is uncertain and subject to a number of factors including the counterparty's ability to pay, the number and amount of loans determined to have breached representations and warranties and, potentially, negotiated settlements or litigation. As such, the Company's estimate of recoveries is uncertain and actual amounts realized may differ significantly from these estimates. In arriving at the expected recovery from breaches of representations and warranties the Company considered: the credit worthiness of the provider of representations and warranties, the number of breaches found on defaulted loans, the success rate resolving these breaches with the provider of the representations and warranties and the potential amount of time until the recovery is realized. This calculation involved a variety of scenarios which ranged from the Company recovering substantially all of the losses it incurred due to violations of representations and warranties, to the Company realizing very limited recoveries. These scenarios were probability weighted in order to determine the recovery incorporated into the Company's reserve estimate. This approach was used for both loans that had already defaulted and those assumed to default in the future. Recoveries were limited to amounts paid or expected to be paid out by the Company.

        The rate at which the principal amount of loan is prepaid may impact both the amount of losses projected (which is a function of the CDR and the loan balance over time) as well as the amount of excess spread (which is the excess of the interest paid by the borrowers on the underlying loan over the amount of interest and expenses owed on the insured obligations). In the base case, the current CPR is assumed to continue until the end of the plateau before gradually increasing to the final CPR over the same period the CDR decreases. The final CPR is assumed to be 10% for both HELOC and CES transactions. This level is much higher than current rates, but lower than the historical average, which reflects the Company's continued uncertainty about performance of the borrowers in these transactions. This pattern is consistent with how the Company modeled the CPR in both the First Quarter 2010 and the three months ended December 31, 2009.

        The Company uses a number of other variables in its second lien loss projections, including the spread between relevant interest rate indices, loss severities (assumed to be 95%) and HELOC draw rates (the amount of new advances provided on existing HELOCs expressed as a percent of current outstanding advances). For HELOC transactions, the draw rate is assumed to decline from the current level to the final draw rate over a period of three months. The final draw rates were assumed to range from 0.1% to 3.5%.

        In estimating expected losses, the Company modeled and probability weighted three possible CDR curves applicable to the period preceding the return to the long-term steady state CDR. Given that draw rates have been reduced to levels below the historical average and that loss severities in these products have been higher than anticipated at inception, the Company believes that the level of the elevated CDR and the length of time it will persist is the primary driver behind the likely amount of losses the collateral will suffer (before considering the effects of repurchases of ineligible loans). The Company continues to evaluate the assumptions affecting its modeling results.

        In prior quarters the Company's base case assumed a 4 month CDR plateau and a 12 month CDR ramp down, reflecting the Company's belief that the primary variable relating to the Company's reserve assumption was when an improvement in the mortgage markets would begin. In prior quarters it also modeled a 1 month CDR plateau and a 7 month CDR plateau. Consistent with the Company's current belief that an improvement in the mortgage market may be beginning, but that any recovery may be more gradual than had previously been anticipated this quarter's base case assumed a 1 month plateau and an 18 month ramp down. Increasing the CDR plateau to 4 months and keeping the ramp down at 18 months would increase the expected loss by approximately $106.0 million for HELOC transactions and $10.1 million for CES transactions. On the other hand, keeping the CDR plateau at 1 month but decreasing the length of the CDR ramp down back to last quarter's 12 month assumption would decrease the expected loss from those taken by approximately $110.5 million for HELOC transactions and $10.0 million for CES transactions.

  U.S. First Lien RMBS: Alt-A, Option ARM, Subprime and Prime

        First lien RMBS are generally categorized in accordance with the characteristics of the first lien mortgage loans on one to four family homes supporting the transactions. The collateral supporting "Subprime RMBS" transactions is comprised of first-lien residential mortgage loans made to subprime borrowers. A "subprime borrower" is one considered to be a higher risk credit based on credit scores or other risk characteristics. Another type of RMBS transaction is generally referred to as "Alt-A RMBS." The collateral supporting such transactions is comprised of first-lien residential mortgage loans made to "prime" quality borrowers that lack certain ancillary characteristics that would make them prime. When more than 66% of the loans originally included in the pool are mortgage loans with an option to make a minimum payment that has the potential to negatively amortize the loan (i.e., increase the amount of principal owed), the transaction is referred to as an "Option ARM." Finally, transactions may be primarily composed of loans made to prime borrowers.

        The performance of the Company's first lien RMBS exposures began to deteriorate in 2007 and such transactions, particularly those originated in the period from 2005 through 2007 and continue to perform below the Company's original underwriting expectations. The Company currently projects first lien collateral losses many times those expected at the time of underwriting. While insured securities benefitted from structural protections within the transactions designed to absorb some of the collateral losses, in many first lien RMBS projected losses exceed those structural protections.

        The majority of projected losses in first lien RMBS transactions are expected to come from mortgage loans that are delinquent or in foreclosure. An increase in delinquent and foreclosed loans beyond those delinquent and foreclosed last quarter is one of the primary drivers of loss development in this portfolio. In order to determine the number of defaults resulting from these delinquent and foreclosed loans, the Company applies a liquidation rate assumption to loans in each of various delinquency categories. The following table shows the Company's liquidation assumptions for various delinquency categories as of June 30, 2010 and March 31, 2010. The liquidation rate is a standard industry measure that is used to estimate the number of loans in a given aging category that will default within a specified time period. The Company projects these liquidations over two years.

	June 30, 2010	March 31, 2010
30 - 59 Days Delinquent
Alt-A First lien	50%	50%
Alt-A Option ARM	50	50
Subprime	45	45
60 - 89 Days Delinquent
Alt-A First lien	65	65
Alt-A Option ARM	65	65
Subprime	65	65
90 - Bankruptcy
Alt-A First lien	75	75
Alt-A Option ARM	75	75
Subprime	70	70
Foreclosure
Alt-A First lien	85	85
Alt-A Option ARM	85	85
Subprime	85	85
Real Estate Owned
Alt-A First lien	100	100
Alt-A Option ARM	100	100
Subprime	100	100

        Losses are also projected on first lien RMBS that are presently current loans. The Company projects these losses by applying a CDR trend. The start of that CDR trend is based on the defaults the Company projected would emerge from currently delinquent and foreclosed loans. The total amount of expected defaults from these loans is then translated into a constant CDR (i.e., the CDR plateau), which, if applied for each of the next 24 months, would be sufficient to produce approximately the amount of losses that were calculated to emerge from the various delinquency categories. In the base case, each transaction's CDR is projected to improve over 12 months to an intermediate CDR (calculated as 15% of its CDR plateau); that intermediate CDR is held constant for 36 months and then trails off in steps to a final CDR of 5% of the CDR plateau. In First Quarter 2010, the CDR plateau was held constant for 3 months before it was assumed to begin improving, which reflects the Company's view that an improvement in the real estate and mortgage market may be beginning. Under the Company's methodology, defaults projected to occur in the first 24 months represent defaults that can be attributed to loans that are currently delinquent or in foreclosure, while the defaults projected to occur using the projected CDR trend after the first 24 month period represent defaults attributable to borrowers that are currently performing.

        Another important driver of loss projections is loss severity, which is the amount of loss the transaction incurs on a loan after the application of net proceeds from the disposal of the underlying property. Loss severities experienced in first lien transactions have reached historical highs and the Company is assuming that these historical highs continue for another year. The Company determines its initial loss severity based on actual recent experience. The Company then assumes that loss severities begin returning to levels consistent with underwriting assumptions beginning in June 2011, and in the base scenario decline over two years to 40%.

        The following table shows the Company's key assumptions used in its calculation of expected losses for these types of policies as of June 30, 2010, March 31, 2010 and December 31, 2009:

Key Assumptions in Base Case Expected Loss Estimates of First Lien RMBS Transactions

	June 30, 2010	March 31, 2010	As of December 31, 2009
Alt-A First Lien
Plateau CDR	2.2% - 40.6%	2.0% - 34.4%	1.5% - 35.7%
Intermediate CDR	0.3% - 6.1%	0.3% - 5.2%	0.2% - 5.4%
Final CDR	0.1% - 2.0%	0.1% - 1.7%	0.1% - 1.8%
Initial Loss Severity	60%	60%	60%
Future Repurchases of Ineligible Loans	$79.2 million	$75.8 million	$64.2 million
Initial CPR	0.0% - 16.2%	0.0% - 27.9%	0.0% - 20.5%
Final CPR	10%	10%	10%
Alt-A Option ARM
Plateau CDR	12.5% - 29.9%	15.1% - 27.4%	13.5% - 27.0%
Intermediate CDR	1.9% - 4.5%	2.3% - 4.1%	2.0% - 4.1%
Final CDR	0.6% - 1.5%	0.8% - 1.4%	0.7% - 1.4%
Initial Loss Severity	60%	60%	60%
Future Repurchases of Ineligible Loans	$242.8 million	$236.0 million	$203.7 million
Initial CPR	0.0% - 9.3%	0.0% - 12.3%	0.0% - 3.5%
Final CPR	10%	10%	10%
Subprime
Plateau CDR	8.4% - 34.4%	7.8% - 30.4%	7.1% - 29.5%
Intermediate CDR	1.3% - 5.2%	1.2% - 4.6%	1.1% - 4.4%
Final CDR	0.4% - 1.7%	0.4% - 1.5%	0.4% - 1.5%
Initial Loss Severity	75%	75%	70%
Future Repurchases of Ineligible Loans	$0	$0	$0
Initial CPR	0.0% - 12.0%	0.0% - 12.5%	0.0% - 12.0%
Final CPR	10%	10%	10%

        The rate at which the principal amount of loan is prepaid may impact both the amount of losses projected (since that amount is a function of the CDR and the loan balance over time) as well as the amount of excess spread (the amount by which the interest paid by the borrowers on the underlying loan exceeds the amount of interest owed on the insured obligations). The assumption for the CPR follows a similar pattern to that of the CDR. The current level of voluntary prepayments is assumed to continue for the plateau period before gradually increasing over 12 months to the final CPR, which is assumed to be either 10% or 15% depending on the scenario run.

        Breaches of Representations and Warranties—First Lien U.S. RMBS:    As mentioned above, performance of the collateral underlying certain securitizations has substantially differed from the Company's original expectations. The Company has employed several loan file diligence firms and law firms as well as devoting internal resources to review the mortgage files surrounding many of the defaulted loans. As of June 30, 2010 the Company had performed a detailed review of approximately 5,200 files representing nearly $2.3 billion in outstanding par of defaulted first lien loans underlying insured transactions, and identified a material number of defaulted loans that breach representations and warranties regarding the characteristics of the loans. The Company continues to review new files as new loans default and as new loan files are made available to it. Following negotiation with the sellers and originators of the breaching loans, as of June 30, 2010, the Company had reached agreement to have $50.5 million of first lien loans repurchased. The Company has included in its net expected loss estimates for first liens as of June 30, 2010 an estimated benefit from repurchases of $322.8 million, of which $242.8 million relates to Option ARMs, $79.2 million to Alt-A first liens and $0.8 million to prime transactions. The amount the Company will ultimately recover related to contractual representations and warranties is uncertain and subject to a number of factors including the counterparty's ability to pay, the number and amount of loans determined to have breached representations and warranties and, potentially, negotiated settlements or litigation recoveries. As such, the Company's estimate of recoveries is uncertain and actual amounts realized may differ significantly from these estimates. In arriving at the expected recovery from breaches of representations and warranties, the Company considered the credit worthiness of the provider of representations and warranties, the number of breaches found on defaulted loans, the success rate in resolving these breaches with the provider of the representations and warranties and the potential amount of time until the recovery is realized. This calculation involved a variety of scenarios which ranged from the Company recovering substantially all of the losses it incurred due to violations of representations and warranties to the Company realizing very limited recoveries. These scenarios were probability weighted in order to determine the recovery incorporated into the Company's reserve estimate. This approach was used for both loans that had already defaulted and those assumed to default in the future. In all cases recoveries were limited to amounts paid or expected to be paid by the Company.

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

        In establishing its reserves, the Company modeled and probability weighted sensitivities for first lien transactions by varying its assumptions of how fast an economic recovery is expected to occur. The primary variable when modeling sensitivities was how quickly the CDR returned to its modeled equilibrium, which was defined as 5% of the current CDR. The Company also stressed CPRs and the speed of recovery of loss severity rates. In a somewhat more stressful environment than that of the base case, where the CDR recovery was more gradual and the final CPR was 15% rather than 10%, the Company's expected losses would increase by approximately $11.3 million for Alt-A first liens, $89.9 million for Option ARMs, $16.3 million for subprime and $0.1 million for prime transactions. In an even more stressful scenario where the CDR plateau was extended 3 months (to be 27 months long) before the same more gradual CDR recovery and loss severities were assumed to recover over 4 rather than 2 years (and subprime loss severities were assumed to recover only to 55%), the Company's expected losses would increase by approximately $39.5 million for Alt-A first liens, $196.7 million for Option ARMs, $106.3 million for subprime and $0.6 million for prime transactions. The Company also considered a scenario where the recovery was faster than in its base case. In this scenario, where the CDR plateau was 3 months shorter (21 months, effectively assuming that liquidation rates would improve) and the CDR recovery was more pronounced, the Company's expected losses would decrease by approximately $21.4 million for Alt A first liens, $83.0 million for Option ARMs, $29.5 million for subprime and $0.3 million for prime transactions.

  "XXX" Life Insurance Transactions

        The Company has insured $2.1 billion of net par in "XXX" life insurance reserve securitization transactions based on discrete blocks of individual life insurance business. In these transactions the monies raised by the sale of the bonds insured by the Company are used to capitalize a special purpose vehicle that provides reinsurance to a life insurer or reinsurer. The monies are invested at inception in accounts managed by third-party investment managers. In order for the Company to incur an ultimate net loss on these transactions, adverse experience on the underlying block of life insurance policies and/or credit losses in the investment portfolio would need to exceed the level of credit enhancement built into the transaction structures. In particular, such credit losses in the investment portfolio could be realized in the event that circumstances arise resulting in the early liquidation of assets at a time when their market value is less than their intrinsic value.

        The Company's $2.1 billion in net par of XXX Life Insurance transactions include $882.5 million rated BIG by the Company as of June 30, 2010, and corresponded to three transactions. These two of the three XXX transactions had material amounts of their assets invested in US RMBS transactions. .

        Based on its analysis of the information currently available, including estimates of future investment performance provided by the current investment manager, projected credit impairments on the invested assets and performance of the blocks of life insurance business at June 30, 2010, the Company's gross expected loss, prior to reinsurance or netting of unearned premium, for its two BIG XXX insurance transactions was $63.3 million and its net reserve was $51.1 million.

        On December 19, 2008, the Company sued J.P. Morgan Investment Management Inc. ("JPMIM"), the investment manager in one of the transactions, which relates to Orkney Re II p.l.c. ("Orkney Re II") in New York Supreme Court ("Court") alleging that JPMIM engaged in breaches of fiduciary duty, gross negligence and breaches of contract based upon its handling of the investments of Orkney Re II. On January 28, 2010 the Court ruled against the Company on a motion to dismiss filed by JPMIM. Oral argument on the Company's appeal was heard before the Appellate Division on May 26, 2010.

  Public Finance Transactions

        Within the public finance category, $3.5 billion was rated BIG with the largest BIG exposure being a public finance transaction for sewer service in Jefferson County, Alabama. The Company's total exposure to this transaction is approximately $512 million of net par. The Company has made debt service payments during the year and expects to make additional payments in the near term. The Company is continuing its risk remediation efforts for this exposure. In addition, during the Second Quarter 2010, the Company sued JPMorgan Chase Bank, N.A. and JPMorgan Securities, Inc. (together, "JPMorgan"), the underwriter of debt issued by Jefferson County, in New York Supreme Court alleging that JPMorgan induced the Company to issue its insurance policies in respect of such debt through material and fraudulent misrepresentations and omissions, including concealing that it had secured its position as underwriter and swap provider through bribes to Jefferson County commissioners and others.

  Other Sectors and Transactions

        The Company continues to closely monitor other sectors and individual financial guaranty insurance transactions it feels warrant the additional attention, including, as of June 30, 2010, its commercial mortgage exposure of $912.5 million of net par, its trust preferred securities ("TruPS") collateralized debt obligations ("CDOs") exposure of $1.1 billion, its student loan exposure of $4.1 billion net par and its U.S. health care exposure of $21.9 billion of net par.

  Amortization of Deferred Acquisition Costs

        As of June 30, 2010 and December 31, 2009, the Company had DAC of $250.6 million and $242.0 million, respectively. Net ceding commissions paid or received to primary insurers comprise a significant portion of DAC, constituting 37% and 42% of total DAC as of June 30, 2010 and December 31, 2009, respectively.

        The decrease in amortization of acquisition costs in 2010 was due primarily to reduced refunding and accelerations in Second Quarter 2010 and Six Months 2010, compared with prior year comparable periods and the elimination of commission expense related to business assumed from the Acquired Companies which is now eliminated as an intercompany expense. AGMH DAC was written off on July 1, 2009 and therefore AGMH does not contribute a significant amount to the amortization of DAC line item on the consolidated statements of operations in Second Quarter 2010 and Six Months

2010. Since the AGMH Acquisition, AGMH has primarily deferred ceding commission income on its ceded book of business.

  AGMH Acquisition-Related Expenses

        In 2010, AGMH Acquisition related expenses were primarily comprised of consulting fees related to integration efforts. In 2009, AGMH Acquisition related expenses were primarily comprised of legal and underwriting fees.

  Provision for Income Tax

        AGL and its Bermuda subsidiaries are not subject to any income, withholding or capital gains taxes under current Bermuda law. AGL's U.S. and U.K. subsidiaries are subject to income taxes imposed by U.S. and U.K. authorities and file applicable tax returns. AGL's UK subsidiaries are currently not under examination. In addition, AGRO, a Bermuda domiciled company, and AGE, a UK domiciled company, each has elected under Section 953(d) of the U.S. Internal Revenue Code to be taxed as a U.S. domestic corporation.

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

        Deferred income tax assets and liabilities are established for the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Such temporary differences relate principally to unrealized gains and losses on investments and credit derivatives, DAC, reserves for losses and LAE, unearned premium reserves, net operating loss carry forwards ("NOLs") and statutory contingency reserves. A valuation allowance is recorded to reduce a deferred tax asset to the amount that in management's opinion is more likely than not to be realized. As of June 30, 2010 and December 31, 2009, the Company had a net deferred income tax asset of $1,072.3 million and $1,158.2 million, respectively. As of June 30, 2010, the Company expects NOL of $197.5 million, which expires in 2029, and alternative minimum tax ("AMT") credits of $29.2 million, which never expires, from its AGMH Acquisition. These amounts are calculated based on projections of taxable losses expected to be filed by Dexia for the period ended June 30, 2009. Section 382 of the Internal Revenue Code limits the amounts of NOL and AMT credits the Company may utilize each year. Management believes sufficient future taxable income exists to realize the full benefit of these NOL and AMT amounts.

        As of June 30, 2010 and December 31, 2009, AGRO had a standalone NOL of $49.4 million and $49.9 million, respectively, which is available to offset its future U.S. taxable income. The Company has $28.7 million of this NOL available through 2017 and $20.7 million available through 2023. AGRO's stand alone NOL is not permitted to offset the income of any other members of AGRO's consolidated group. Under applicable accounting rules, the Company is required to establish a valuation allowance for NOLs that the Company believes are more likely than not to expire before being utilized.

Management has assessed the likelihood of realization of all of its deferred tax assets. Based on this analysis, management believes it is more likely than not that $20 million of AGRO's $49.9 million NOL will not be utilized before it expires and has established a $7.0 million valuation allowance related to the NOL deferred tax asset. Management believes that all other deferred income taxes are more-likely-than-not to be realized. The valuation allowance is subject to considerable judgment, is reviewed quarterly and will be adjusted to the extent actual taxable income differs from estimates of future taxable income that may be used to realize NOLs or capital losses.

        For the Second Quarter 2010 and Six Months 2010, income tax expense was $91.0 million and $205.9 million and the Company's effective tax rate was 30.9% and 28.2%, respectively. For the Second Quarter 2009 and Six Months 2009, income tax benefit was $111.3 million and $96.7 million and the Company's effective tax rate was 39.6% and 53.4% respectively. The Company's effective tax rates reflect the proportion of income recognized by each of the Company's operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 35%, UK subsidiaries taxed at the UK marginal corporate tax rate of 28%, and no taxes for the Company's Bermuda holding company and subsidiaries. Accordingly, the Company's overall corporate effective tax rate fluctuates based on the distribution of taxable income across these jurisdictions. Second Quarter 2010 and Six Months 2010, has income earned primarily by taxable entities, offset by tax-exempt interest, and is the primary reason for the 30.9% and 28.2% effective tax rate, respectively. Second Quarter 2009 and Six Months 2009, included $254.3 million and $227.3 million, respectively, of unrealized losses on credit derivatives, the majority of which is associated with subsidiaries taxed in the U.S., and is the primary reason for the 39.6% and 53.4% effective tax rate, respectively.

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

        Pursuant to the new accounting guidance, the Company evaluated its power to direct the significant activities that most significantly impact the economic performance of VIEs that have debt obligations insured by the Company and, accordingly, where the Company is obligated to absorb VIE losses that could potentially be significant to the VIE. The Company determined that it was the primary beneficiary of 20 VIEs at June 30, 2010 and 21 VIEs at March 31, 2010. As a result of changes in control rights during the Second Quarter 2010, two VIEs were deconsolidated and one VIE was consolidated, resulting in an increase in financial guaranty variable interest entities' assets of $51.0 million, an increase in financial guaranty variable interest entities' liabilities of $71.5 million and a gain on deconsolidation/consolidation of $2.2 million, net of eliminated insurance balances. The following table presents the effects on the Company's statement of operations for consolidating these VIEs and eliminating their related insurance accounting for the Second Quarter and Six Months 2010:

Effect of Consolidating VIEs

	Second Quarter 2010	Six Months 2010
	(in millions)
Net earned premiums	$(15.6)	$(21.6)
Financial guaranty VIEs' revenues	(19.1)	(14.9)
Loss and loss adjustment expenses	24.3	34.3
Financial guaranty VIEs' expenses	19.6	4.8

Total pre-tax impact on GAAP net income	9.2	2.6
Less: Tax provision (benefit)	3.2	0.9

Total impact on GAAP net income	$6.0	$1.7

        The impact on GAAP net income for the Second Quarter and Six Months 2010 was $6.0 million and $1.7 million, respectively. The impact for the Second Quarter and Six Months 2010 was mainly due to the elimination of the insurance balances. For the Six Months 2010, the impact resulted from the elimination of the insurance balances offset by the change in the mark-to-market adjustments related to the financial guaranty VIE assets and financial guaranty VIE liabilities.

        The new accounting guidance mandates the accounting changes prescribed by the statement to be recognized by the Company as a cumulative effect adjustment to retained earnings as of January 1, 2010. The cumulative effect of adopting the new accounting guidance was a $206.5 million after-tax decrease to the opening retained earnings balance due to the consolidation of 21 VIEs at fair value on January 1, 2010.

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

 Underwriting Gain (Loss) by Segment

	Second Quarter 2010
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Other	Underwriting Gain (Loss)	Consolidation of VIEs	Total
	(in millions)
Net earned premiums	$289.9	$17.1	$0.7	$307.7	$(15.6)	$292.1
Realized gains on credit derivatives(1)	51.7	—	—	51.7	—	51.7
Other income	2.2	—	—	2.2	—	2.2
Loss and loss adjustment (expenses) recoveries	(81.6)	(13.8)	(0.1)	(95.5)	24.3	(71.2)
Incurred losses on credit derivatives	(21.8)	(6.3)	—	(28.1)	—	(28.1)
Amortization of deferred acquisition costs	(2.7)	(4.2)	—	(6.9)	—	(6.9)
Other operating expenses	(39.1)	(5.8)	(0.2)	(45.1)	—	(45.1)

Underwriting gain (loss)	$198.6	$(13.0)	$0.4	$186.0

	Second Quarter 2009
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Other	Total
	(in millions)
Net earned premiums	$30.4	$47.4	$0.8	$78.6
Realized gains on credit derivatives(1)	27.5	0.2	—	27.7
Other income	0.5	—	—	0.5
Loss and loss adjustment (expenses) recoveries	(31.8)	(25.6)	19.4	(38.0)
Incurred losses on credit derivatives	(35.0)	(0.2)	—	(35.2)
Amortization of deferred acquisition costs	(3.6)	(12.8)	(0.1)	(16.5)
Other operating expenses	(15.6)	(8.2)	(0.8)	(24.6)

Underwriting gain (loss)	$(27.6)	$0.8	$19.3	$(7.5)

	Six Months 2010
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Other	Underwriting Gain (Loss)	Consolidation of VIEs	Total
	(in millions)
Net earned premiums	$596.5	$35.5	$1.3	$633.3	$(21.6)	$611.7
Realized gains on credit derivatives(1)	106.7	(0.3)	—	106.4	—	106.4
Other income	20.4	—	—	20.4	—	20.4
Loss and loss adjustment (expenses) recoveries	(193.9)	(42.0)	(0.1)	(236.0)	34.3	(201.7)
Incurred losses on credit derivatives	(96.4)	(8.1)	—	(104.5)	—	(104.5)
Amortization of deferred acquisition costs	(6.5)	(8.5)	(0.1)	(15.1)	—	(15.1)
Other operating expenses	(88.8)	(15.2)	(1.1)	(105.1)	—	(105.1)

Underwriting gain (loss)	$338.0	$(38.6)	$—	$299.4

	Six Months 2009
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Other	Total
	(in millions)
Net earned premiums	$131.9	$93.6	$1.6	$227.1
Realized gains on credit derivatives(1)	56.3	1.1	—	57.4
Other income	1.3	0.1	—	1.4
Loss and loss adjustment (expenses) recoveries	(43.5)	(62.4)	(11.9)	(117.8)
Incurred losses on credit derivatives	(36.4)	0.2	—	(36.2)
Amortization of deferred acquisition costs	(9.8)	(29.9)	(0.3)	(40.0)
Other operating expenses	(36.2)	(14.9)	(1.5)	(52.6)

Underwriting gain (loss)	$63.6	$(12.2)	$(12.1)	$39.3

(1)
Comprised of premiums and ceding commissions.

Reconciliation of Underwriting Gain (Loss)
to Income (Loss) before Income Taxes

	Second Quarter		Six Months
	2010	2009	2010	2009
	(in millions)
Total underwriting gain	$186.0	$(7.5)	$299.4	$39.3
Net investment income	90.9	43.3	175.2	86.9
Net realized investment gains (losses)	(8.4)	(4.9)	1.0	(22.0)
Unrealized gains (losses) on credit derivatives, excluding incurred losses on credit derivatives	49.9	(219.0)	350.4	(200.1)
Fair value gain (loss) on committed capital securities	12.6	(60.6)	11.3	(40.9)
Financial guaranty VIE net revenues and expenses	0.5	—	(10.1)	—
Other income(1)	(15.7)	—	(46.8)	—
AGMH acquisition-related expenses	(2.8)	(24.2)	(6.8)	(28.8)
Interest expense	(24.9)	(6.5)	(50.0)	(12.3)
CCS premium expense(2)	(2.3)	(1.9)	(4.9)	(3.3)
Elimination of insurance accounts for VIE	8.7	—	12.7	—

Income (loss) before provision for income taxes	$294.5	$(281.3)	$731.4	$(181.2)

(1)
Include foreign exchange gain (loss) on revaluation of premium receivable and reinsurance recovery on financial guaranty collateral impairment.

(2)
Recorded in other operating expenses.

        For Second Quarter 2010 and Six Months 2010, the financial guaranty direct segment was the largest contributor to underwriting gain (loss). The AGMH Acquisition was the most important contributing factor to the change in the financial guaranty direct and financial guaranty reinsurance segments. AGM is one of AG Re's largest ceding companies and AGM results of operations, net of third party cessions, is included in the financial guaranty direct segment in 2010. In 2009, AGM's cessions to AG Re are included in the reinsurance segment. The financial guaranty direct segment consists of the Company's primary financial guaranty insurance business and credit derivative business, net of third party cessions. AGMH's results are included in the financial guaranty direct segment effective July 1, 2009.

        The Company's financial results include two principal business segments: financial guaranty direct and financial guaranty reinsurance. Each of these segments includes underwriting results of all financial guaranty contracts whether written in insurance or credit derivative form. Management uses underwriting gains and losses as the primary measure of each segment's financial performance.

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

        Other includes mortgage guaranty insurance which the Company has not been actively writing new business since 2007 and other lines in which the Company had participated in prior to its 2004 IPO.

  Financial Guaranty Direct Segment

        Financial guaranty direct segment underwriting gains increased in Second Quarter 2010 and Six Months 2010 due primarily to increased net earned premiums and realized gains on credit derivatives due to the AGMH Acquisition, offset in part by increased loss and LAE on RMBS exposures and losses incurred on credit derivatives. The financial guaranty direct segment underwriting gains (losses) include gains related to the reassumption of a public finance book of business. In the future, the AGMH portfolio of insured structured finance obligations, including credit derivatives, will generate a declining stream of premium earnings and realized gains on credit derivatives due to AGMH's focus on underwriting public financial obligations.

        PVP in the direct segment declined in Second Quarter 2010 and Six Months 2010. The current economic environment has had a significant impact on the demand in both the global structured finance and international infrastructure finance markets for financial guaranties, and it is uncertain when or if demand for financial guaranties will return. The Company has witnessed limited new issuance activity in many markets in which the Company was previously active. See "—Executive Summary."

  Financial Guaranty Reinsurance Segment

        Financial guaranty reinsurance segment underwriting loss in Second Quarter 2010 and Six Months 2010, due primarily to (1) the reallocation of AGRe's assumed book of AGMH business to the financial guaranty direct segment, (2) the normal runoff of business, and (3) the decrease in new business opportunities.

        There was no PVP in 2010 in the financial guaranty reinsurance segment, however, the Company continues to earn premiums on its existing book of business.

Exposure to Residential Mortgage-Backed Securities

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

        In Second Quarter 2010, the Company filed lawsuits against two sponsors of U.S. RMBS transactions insured by the Company, alleging breaches of representations and warranties both in respect of the underlying loans in the transactions and the accuracy of the information provided to the Company, and failure to cure or repurchase defective loans identified by the Company to such sponsors.

        The tables below provide information on the risk ratings and certain other risk characteristics of the Company's RMBS, subprime RMBS, CDOs of ABS and prime exposures as of June 30, 2010.

        Although the Company's ratings scale is similar to that used by the nationally recognized rating agencies, the ratings in the tables below may not be the same as ratings assigned by any nationally recognized rating agency. The super senior category, which is not generally used by rating agencies, is used by the Company in instances where its AAA-rated exposure has additional credit enhancement due to either (1) the existence of another security rated AAA that is subordinated to the Company's exposure or (2) the Company's exposure benefits from a different form of credit enhancement that would pay any claims first in the event that any of the exposures incurs a loss and such credit enhancement, in management's opinion, causes the Company's attachment point to be materially above the AAA attachment point.

        Net par outstanding in the following tables are based on values as of June 30, 2010. All performance information such as pool factor, subordination, cumulative losses and delinquency is based on June 30, 2010 information obtained from Intex, Bloomberg, and/or provided by the trustee and may be subject to restatement or correction.

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

        U.S. Prime First Lien in the tables below includes primarily prime first lien plus an insignificant amount of other miscellaneous MBS transactions.

        The Company has not insured any U.S. RMBS transactions since June 2008.

Distribution of U.S. RMBS by Internal Rating and by Segment as of June 30, 2010

Ratings:	Direct Net Par Outstanding	%	Reinsurance Net Par Outstanding	%	Total Net Par Outstanding	%
	(dollars in millions)
Super senior	$12	0.0%	$10	2.5%	$22	0.1%
AAA	3,229	12.1	29	7.5	3,258	12.1
AA	2,356	8.8	56	14.7	2,412	8.9
A	1,654	6.2	37	9.6	1,691	6.3
BBB	2,300	8.6	45	11.7	2,345	8.7
BIG	17,078	64.3	207	54.0	17,285	63.9

Total exposures	$26,629	100.0%	$383	100.0%	$27,012	100.0%

Distribution of U.S. RMBS by Internal Rating and Type of Exposure as of June 30, 2010

Ratings:	Prime First Lien	CES	HELOC	Alt-A First Lien	Alt-A Option ARMs	Subprime First Lien	NIMs	Total Net Par Outstanding
	(in millions)
Super senior	$—	$—	$1	$17	$—	$3	$—	$22
AAA	158	0.0	464	98	150	2,388	—	3,258
AA	29	38	521	243	53	1,529	—	2,412
A	23	2	5	100	131	1,429	—	1,691
BBB	26	—	15	1,155	79	1,039	31	2,345
BIG	684	1,178	4,287	4,905	3,165	2,914	154	17,285

Total exposures	$920	$1,218	$5,293	$6,518	$3,579	$9,300	$184	$27,012

 Distribution of U.S. RMBS by Year Insured and Type of Exposure as of June 30, 2010

Year insured:	Prime First Lien	CES	HELOC	Alt-A First Lien	Alt-A Option ARMs	Subprime First Lien	NIMs	Total Net Par Outstanding
	(in millions)
2004 and prior	$64	$2	$389	$142	$57	$1,669	$—	$2,322
2005	185	—	1,162	732	170	431	—	2,680
2006	147	463	1,673	523	964	4,051	87	7,908
2007	525	753	2,068	3,210	2,270	3,060	97	11,983
2008	—	—	—	1,912	118	90	—	2,120

Total exposures	$920	$1,218	$5,293	$6,518	$3,579	$9,300	$184	$27,012

Distribution of U.S. RMBS by Internal Rating and Year Insured as of June 30, 2010

Year insured:	Super Senior	AAA Rated	AA Rated	A Rated	BBB Rated	BIG Rated	Total
	(dollars in millions)
2004 and prior	$22	$1,496	$111	$111	$178	$403	$2,322
2005	—	228	113	101	143	2,095	2,680
2006	—	1,229	1,262	1,347	425	3,645	7,908
2007	—	305	733	13	760	10,172	11,983
2008	—	—	193	118	838	970	2,120

Total exposures	$22	$3,258	$2,412	$1,691	$2,345	$17,285	$27,012

% of total	0.1%	12.1%	8.9%	6.3%	8.7%	63.9%	100.0%

Distribution of Financial Guaranty Direct U.S. RMBS
Insured January 1, 2005 or Later by Exposure Type, Average Pool Factor, Subordination,
Cumulative Losses and 60+ Day Delinquencies as of June 30, 2010

U.S. Prime First Lien

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$181	58.2%	5.1%	0.8%	7.2%	6
2006	147	67.6	7.9	0.0	12.8	1
2007	525	70.6	10.4	1.9	12.9	1
2008	—	—	—	—	—	—

	$852	67.4%	8.9%	1.3%	11.6%	8

U.S. CES

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$—	—%	—%	—%	—%	—
2006	451	23.8	—	53.4	16.3	2
2007	753	29.3	—	58.2	12.5	10
2008	—	—	—	—	—	—

	$1,204	27.2%	—%	56.4%	13.9%	12

U.S. HELOC

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$1,102	22.9%	2.4%	12.0%	12.1%	6
2006	1,640	38.3	1.9	25.7	14.0	7
2007	2,068	52.7	3.3	23.9	7.3	9
2008	—	—	—	—	—	—

	$4,810	41.0%	2.6%	21.8%	10.7%	22

U.S. Alt-A First Lien

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$729	44.4%	12.2%	4.1%	19.7%	21
2006	523	52.5	1.1	11.1	39.9	7
2007	3,210	64.9	8.9	7.2	35.6	12
2008	1,912	60.1	27.7	7.6	31.7	5

	$6,373	60.1%	14.3%	7.3%	33.0%	45

U.S. Alt-A Option ARMs

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$160	32.2%	10.2%	7.0%	38.8%	4
2006	957	59.7	6.3	9.2	51.1	7
2007	2,270	66.3	7.7	9.2	41.8	11
2008	118	66.7	49.6	6.3	35.2	1

	$3,505	62.9%	8.8%	9.0%	44.0%	23

U.S. Subprime First Lien

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$426	36.5%	50.0%	4.7%	41.1%	7
2006	4,043	26.9	60.9	12.6	42.2	4
2007	3,060	61.5	27.6	11.6	49.3	13
2008	83	73.7	34.3	5.3	31.5	1

	$7,613	41.9%	46.6%	11.7%	44.9%	25

Distribution of Financial Guaranty Direct U.S. RMBS Insured
January 1, 2005 or Later by Exposure Type, Internal Rating, Average Pool Factor, Subordination,
Cumulative Losses and 60+ Day Delinquencies as of June 30, 2010

U.S. Prime First Lien

Ratings:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60 Day Delinquencies	Number of Transactions
	(dollars in millions)
AAA	$147	67.6%	7.9%	0.0%	12.8%	1
AA	—	—	—	—	—	—
A	—	—	—	—	—	—
BBB	25	54.4	3.8	0.2	2.8	1
BIG	680	67.9	9.3	1.7	11.7	6

	$852	67.4%	8.9%	1.3%	11.6%	8

U.S. CES

Ratings:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60 Day Delinquencies	Number of Transactions
	(dollars in millions)
AAA	$—	—%	—%	—%	—%	—
AA	38	61.7	—	8.9	3.7	1
A	—	—	—	—	—	—
BBB	—	—	—	—	—	—
BIG	1,166	26.1	—	57.9	14.2	11

	$1,204	27.2%	—%	56.4%	13.9%	12

U.S. HELOC

Ratings:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60 Day Delinquencies	Number of Transactions
	(dollars in millions)
AAA	$420	73.4%	7.9%	0.5%	1.1%	3
AA	496	67.1	10.2	7.9	3.4	2
A	—	—	—	—	—	—
BBB	—	—	—	—	—	—
BIG	3,894	34.1	1.1	25.9	12.6	17

	$4,810	41.0%	2.6%	21.8%	10.7%	22

U.S. Alt-A First Lien

Rating:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60 Day Delinquencies	Number of Transactions
	(dollars in millions)
AAA	$19	15.3%	46.6%	5.9%	23.1%	2
AA	232	57.1	47.2	10.4	34.5	2
A	100	34.5	27.4	4.5	22.7	1
BBB	1,125	57.2	20.5	5.9	27.2	5
BIG	4,897	61.6	10.9	7.5	34.4	35

	$6,373	60.1%	14.3%	7.3%	33.0%	45

U.S. Alt-A Option ARMs

Ratings:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60 Day Delinquencies	Number of Transactions
	(dollars in millions)
AAA	$150	62.5%	0.3%	11.4%	52.7%	1
AA	7	43.9	18.6	7.1	37.5	1
A	118	66.7	49.6	6.3	35.2	1
BBB	76	40.4	21.9	4.3	24.2	2
BIG	3,153	63.4	7.4	9.1	44.4	18

	$3,505	62.9%	8.8%	9.0%	44.0%	23

U.S. Subprime First Lien

Ratings:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60 Day Delinquencies	Number of Transactions
	(dollars in millions)
AAA	$1,026	25.9%	63.4%	11.7%	43.2%	5
AA	1,527	28.6	58.0	11.7	40.8	2
A	1,360	26.6	61.6	13.0	42.4	1
BBB	905	40.0	45.8	11.8	41.1	6
BIG	2,795	63.0	27.3	10.9	50.1	11

	$7,613	41.9%	46.6%	11.7%	44.9%	25

Summary of Relationships with Monolines

        The tables below summarize the exposure to each financial guaranty monoline insurer by exposure category and the underlying ratings of the Company's insured risks.

Summary of Relationships With Monolines

	As of June 30, 2010
	Insured Portfolios				Assumed Premium Receivable net of Commissions
	Assumed Par Outstanding	Second-to-Pay Insured Par Outstanding	Ceded Par Outstanding	Investment Portfolio		Expected Loss and LAE
	(in millions)
Radian Asset Assurance Inc. ("Radian")	$—	$84	$22,851	$1.5	$—	$—
RAM Re	—	—	13,851	—	—	—
Syncora	866	2,705	4,051	15.9	—	1.5
ACA	2	19	970	—	—	—
FGIC	3,443	3,873	230	22.1	30.5	19.4
MBIA	13,631	12,286	171	1,009.5	0.9	6.1
Ambac	29,118	8,537	109	744.4	247.1	98.8
CIFG	12,337	264	73	22.6	9.6	—
Multiple owner	—	2,784	—	—	—	—

Total	$59,397	$30,552	$42,306	$1,816.0	$288.1	$125.8

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

        Ceded par outstanding represents the portion of insured risk ceded to other reinsurers. Under these relationships, the Company cedes a portion of its insured risk in exchange for a premium paid to the reinsurer. The Company remains primarily liable for all risks it directly underwrites and is required to pay all gross claims. It then seeks reimbursement from the reinsurer for its proportionate share of claims. The Company may be exposed to risk for this exposure if it was unable to collect ceded claims from an assuming company experiencing financial distress. A number of the financial guaranty insurers to which the Company has ceded par has experienced financial distress and been downgraded by the rating agencies as a result. In addition, state insurance regulators have intervened with respect to some of these insurers. For example, Ambac recently announced that at the request of the Office of the Commissioner of Insurance of the State of Wisconsin, it had established a segregated account for certain of its liabilities related to credit derivatives, RMBS and other mainly structured finance transactions and that in conjunction therewith, the Office of the Commissioner of Insurance of the State of Wisconsin has commenced rehabilitation proceedings with respect to liabilities contained in the segregated account in order to facilitate an orderly run-off and/or settlement of those liabilities.

        In accordance with statutory accounting requirements and U.S. insurance laws and regulations, in order for the Company to receive credit for liabilities ceded to reinsurers domiciled outside of the U.S., such reinsurers must secure their liabilities to the Company. Most of the unauthorized reinsurers in the table above post collateral for the benefit of the Company in an amount at least equal to the sum of their ceded unearned premiums reserve, loss reserves and contingency reserves calculated on a statutory basis of accounting. In the case of CIFG, included in "Other," and Radian, which are authorized reinsurers and, therefore, are not required to post security, their collateral equals or exceeds their ceded statutory loss reserves. Collateral may be in the form of letters of credit or trust accounts. The total collateral posted by all non-affiliated reinsurers as of June 30, 2010 exceeds $1.1 billion.

        Amounts for the investment portfolio presented above are based on fair value. Securities within the investment portfolio that are wrapped by monolines may decline in value based on the rating of the monoline.

        The table below presents the insured par outstanding categorized by the Company's internal rating as of June 30, 2010:

Second-to-Pay
Insured Par Outstanding
As of June 30, 2010

	Public Finance					Structured Finance
	AAA	AA	A	BBB	BIG	AAA	AA	A	BBB	BIG	Total
	(in millions)
Radian	$—	$—	$16	$46	$21	$1	$—	$—	$—	$—	$84
Syncora	—	—	448	933	—	383	193	118	275	355	2,705
ACA	—	13	—	6	—	—	—	—	—	—	19
FGIC	—	171	1,155	901	—	1,211	198	138	21	78	3,873
MBIA	121	3,092	5,500	1,322	30	107	1,456	41	612	5	12,286
Ambac	54	2,592	3,113	1,148	228	352	—	315	330	405	8,537
CIFG	—	11	69	140	44	—	—	—	—	—	264
Multiple owner	850	2	1,932	—	—	—	—	—	—	—	2,784

Total	$1,025	$5,881	$12,233	$4,496	$323	$2,054	$1,847	$612	$1,238	$843	$30,552

Non-GAAP Financial Measures

        The Company references financial measures that are not in accordance with GAAP which management uses and in order to assist investors and analysts in evaluating the Company's financial results. The following paragraphs define non-GAAP financial measures and describe why they are useful. In each case, a reconciliation of the non-GAAP financial measure and the most directly comparable GAAP financial measure, if available, is presented. Non-GAAP financial measures should not be viewed as substitutes for their most directly comparable GAAP measures.

        AGL's presentation of non-GAAP financial measures is consistent with how analysts calculate their estimates of AGL's financial results in their research reports on AGL, and with how investors, analysts and the financial news media evaluate AGL's financial results. In addition, AGL's management and board of directors also utilize non-GAAP measures as a basis for determining senior management incentive compensation. By providing a calculation of AGL's non-GAAP financial measures in the Company's financial results press release, periodic financial reports filed with the U.S. Securities and Exchange Commission and investor presentations, investors, analysts and financial news media reporters have access to the same information that management reviews internally.

Operating Income

        Management believes that operating income is a useful measure because it clarifies the understanding of the underwriting results of the Company's financial guaranty insurance business, and also includes financing costs and net investment income, and enables investors and analysts to evaluate the Company's financial results as compared to the consensus analyst estimates distributed publicly by financial databases. Operating income is defined as net income (loss) attributable to AGL, as reported under GAAP, adjusted for the following:

  1)
  Elimination of the effects of consolidating certain financial guaranty VIEs in order to present all financial guaranty contracts on a more consistent basis of accounting, whether or not GAAP requires consolidation. GAAP requires the Company to consolidate certain VIEs that have issued debt obligations insured by the Company even though the Company does not own such VIEs and is not liable for such debt obligations.

  2)
  Elimination of the after-tax realized gains (losses) on the Company's investments, including other than temporary impairments, and credit and interest rate related gains and losses from sales of securities. Impairments and losses from sales of credit-impaired securities, the timing of which depends largely on market credit cycles, can vary considerably across periods. The timing of other sales that would result in gains or losses, such as interest rate related gains or losses, is largely subject to the Company's discretion and influenced by market opportunities, as well as the Company's tax and capital profile. Trends in the underlying profitability of the Company's business can be more clearly identified without the fluctuating effects of these transactions.

  3)
  Elimination of the after-tax non-credit impairment unrealized fair value gains (losses) on credit derivatives, which is the amount in excess of the present value of the expected estimated economic credit losses. Such fair value adjustments are heavily affected by, and in part fluctuate with, changes in market interest rates, credit spreads and other market factors and are not expected to result in an economic gain or loss. Additionally, such adjustments present all financial guaranty contracts on a more consistent basis of accounting, whether or not they are subject to derivative accounting rules.

  4)
  Elimination of the after-tax fair value gains (losses) on the Company's committed capital securities. Such amounts are heavily affected by, and in part fluctuate with, changes in market interest rates, credit spreads and other market factors and are not expected to result in an economic gain or loss.

  5)
  Elimination of the after-tax foreign exchange gains (losses) on revaluation of net premium receivables. Long-dated receivables constitute a significant portion of the net premium receivable balance and represent the present value of future contractual or expected collections. Therefore, the current period's foreign exchange revaluation gains (losses) are not necessarily indicative of the total foreign exchange gains (losses) that the Company will ultimately recognize.

Operating Shareholders' Equity

        Management believes that operating shareholders' equity is a useful measure because it presents the equity of AGL with all financial guaranty contracts accounted for on a more consistent basis and excluding fair value adjustments that are not expected to result in economic loss. Many investors, analysts and members of the financial news media use operating shareholders' equity as the principal financial measure for valuing AGL's current share price or projected share price and also as the basis of their decision to recommend, buy or sell the AGL's common shares. Many of the Company's fixed income investors also use operating shareholders' equity to evaluate the Company's capital adequacy. Operating shareholders' equity is the basis of the calculation of adjusted book value (see below).

Operating shareholders' equity is defined as shareholders' equity attributable to AGL, as reported under GAAP, adjusted for the following:

  1)
  Elimination of the effects of consolidating certain VIEs in order to present all financial guaranty contracts on a more consistent basis of accounting, whether or not GAAP requires consolidation. GAAP requires the Company to consolidate certain VIEs that have issued debt obligations insured by the Company even though the Company does not own such VIEs and is not liable for such debt obligations.

  2)
  Elimination of the after-tax unrealized gains (losses) on the Company's investments, that are recorded as a component of accumulated other comprehensive income ("AOCI") (excluding foreign exchange revaluation). The AOCI component of the fair value adjustment on the investment portfolio is not deemed economic because the Company generally holds these investments to maturity and therefore will not recognize an economic loss.

  3)
  Elimination of the after-tax non-credit impairment unrealized fair value gains (losses) on credit derivatives, which is the amount in excess of the present value of the expected estimated economic credit losses. Such fair value adjustments are heavily affected by, and in part fluctuate with, changes in market interest rates, credit spreads and other market factors and are not expected to result in an economic gain or loss.

  4)
  Elimination of the after-tax fair value gains (losses) on the Company's committed capital securities. Such amounts are heavily affected by, and in part fluctuate with, changes in market interest rates, credit spreads and other market factors and are not expected to result in an economic gain or loss.

Adjusted Book Value

        Management believes that adjusted book value is a useful measure because it enables an evaluation of the net present value of the Company's in force premiums and revenues in addition to operating shareholders' equity. The premiums and revenues included in adjusted book value will be earned in future periods, but actual earnings may differ materially from the estimated amounts used in determining current adjusted book value due to changes in, foreign exchange rates, refinancing or refunding activity, prepayment speeds, terminations, credit defaults and other factors. Many investors, analysts and members of the financial news media use adjusted book value to evaluate AGL's share price and as the basis of their decision to recommend, buy or sell the AGL common shares. Adjusted book value is operating shareholders' equity, as defined above, further adjusted for the following:

  1)
  Elimination of after-tax deferred acquisition costs. These amounts represent net deferred expenses that have already been paid or accrued that will be expensed in future accounting periods.

  2)
  Addition of the after-tax net present value of estimated net future credit derivative revenue. See below.

  3)
  Addition of the after-tax value of the unearned premium reserve on financial guaranty contracts in excess of net expected loss to be expensed, net of reinsurance. This amount represents the expected future net earned premiums, net of expected losses to be expensed, which are not reflected in GAAP equity.

Net present value of estimated net future credit derivative revenue

        This amount represents the present value of estimated future revenue from the Company's credit derivative in-force book of business, net of reinsurance, ceding commissions and premium taxes in excess of expected losses, and is discounted at 6% (which represents the Company's tax-equivalent pre-tax investment yield on its investment portfolio). Estimated net future credit derivative revenue may change from period to period due to changes in foreign exchange rates, prepayment speeds, terminations, credit defaults or other factors that affect par outstanding or the ultimate maturity of an obligation. Management believes that this amount is a useful measure because it enables an evaluation of the value of future estimated credit derivative revenue. There is no corresponding GAAP financial measure.

PVP or present value of new business production

        Management believes that PVP is a useful measure because it enables the evaluation of the value of new business production for AGL by taking into account the value of estimated future installment premiums on all new contracts underwritten in a reporting period as well as premium supplements and additional installment premium on existing contracts as to which the issuer has the right to call the insured obligation but has not exercised such right, whether in insurance or credit derivative contract form, which GAAP gross premiums written and the net credit derivative premiums received and receivable portion of net realized gains and other settlement on credit derivatives ("Credit Derivative Revenues") do not adequately measure. PVP in respect of insurance and credit derivative contracts written in a specified period is defined as gross upfront and installment premiums received and the present value of gross estimated future installment premiums, in each case, discounted at 6% (the Company's tax-equivalent pre-tax investment yield on its investment portfolio). For purposes of the PVP calculation, management discounts estimated future installment premiums on insurance contracts at 6%, while under GAAP, these amounts are discounted at a risk free rate. Additionally, under GAAP, management records future installment premiums on financial guaranty insurance contracts covering non-homogeneous pools of assets based on the contractual term of the transaction, whereas for PVP purposes, management records an estimate of the future installment premiums the Company expects to receive, which may be based upon a shorter period of time than the contractual term of the transaction. Actual future net earned or written premiums and Credit Derivative Revenues may differ from PVP due to factors including, but not limited to, changes in foreign exchange rates, refinancing or refunding activity, prepayment speeds, terminations, credit defaults or other factors that affect par outstanding or the ultimate maturity of an obligation.

Liquidity and Capital Resources

Liquidity Requirements and Sources

  AGL and its Holding Company Subsidiaries

        AGL and its holding company subsidiaries' liquidity is largely dependent upon the ability of its operating subsidiaries to pay dividends or make other payments to AGL and its holding company subsidiaries and its access to external financings. Liquidity requirements include the payment of operating expenses, interest on debt of AGUS and AGMH and dividends on common shares. AGL and its holding company subsidiaries may also require liquidity to make periodic capital investments in its operating subsidiaries. In the ordinary course of business, the Company evaluates its liquidity needs and capital resources in light of holding company expenses and dividend policy, as well as rating agency considerations. Management believes that AGL will have sufficient liquidity to satisfy its needs over the next twelve months, including the ability to pay dividends on AGL common shares. The Company anticipates that for the next twelve months, amounts paid by AGL's operating subsidiaries as dividends will be a major source of its liquidity. It is possible that AGL or its subsidiaries in the future may need to seek additional external debt or equity financing in order to meet its obligations. External sources of financing may or may not be available to the Company, and if available, the cost of such financing may be higher than the Company's current level.

 AGL and Holding Company Subsidiaries
Significant Cash Flow Items

	Six Months		Year Ended December 31,
	2010(1)	2009	2009(1)	2008	2007
	(in millions)
Net proceeds from issuance of common shares	$—	$449.2	$1,022.8	$249.0	$304.0
Net proceeds from issuance of equity units	—	167.3	167.3	—	—
Dividends paid	(16.6)	(8.7)	(22.8)	(17.0)	(11.9)
Repurchases of common shares	(10.5)	(3.7)	(3.7)	—	(9.3)
Interest paid	(42.2)	(11.8)	(53.0)	(23.6)	(23.7)

(1)
Since July 1, 2009, amounts include AGMH.

  Insurance Company Subsidiaries

        Liquidity at the Company's insurance company subsidiaries is used to pay operating expenses, claims, including payment obligations in respect of credit derivatives, including collateral postings, reinsurance premiums and dividends to AGUS and AGMH for debt service and dividends to AGL, as well as, where appropriate, to make capital investments in their own subsidiaries. In addition, certain of the operating companies may be required to post additional collateral in connection with credit derivatives and reinsurance transactions. Management believes that its subsidiaries' liquidity needs generally can be met from current cash/short-term investments and operating cash flow, including GWP as well as coupon payments and scheduled maturities and paydowns from their respective investment portfolios.

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

 Insurance and Credit Derivatives
Claims Paid

	Six Months		Year Ended December 31,
	2010(1)(2)	2009	2009(1)	2008	2007
	(in millions)
Losses paid (recovered), net	$516.8	$210.8	$687.7	$257.7	$(4.1)

(1)
Since July 1, 2009, amounts include AGMH.

(2)
Include $58.9 million for consolidated VIEs.

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

Pooled Corporate CDS

	As of June 30, 2010		As of December 31, 2009
	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
Funded CDOs	$58,120	73%	$60,889	70%
Synthetic CDOs	21,112	27	25,692	30

Total pooled corporate CDS	$79,232	100%	$86,581	100%

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

  Insurance Company Regulatory Restrictions

        The insurance company subsidiaries' ability to pay dividends depends, among other things, upon their financial condition, results of operations, cash requirements, and compliance with rating agency requirements, and is also subject to restrictions contained in the insurance laws and related regulations of their states of domicile.

        Under Maryland's insurance law, AGC may pay dividends out of earned surplus in any twelve-month period in an aggregate amount not exceeding the lesser of (a) 10% of policyholders' surplus or (b) net investment income at the preceding December 31 (including net investment income which has not already been paid out as dividends for the three calendar years prior to the preceding calendar year) without prior approval of the Maryland Commissioner of Insurance. As of June 30, 2010, the amount available for distribution from AGC during 2010 with notice to, but without prior approval of, the Maryland Commissioner was approximately $101.9 million.

        Under the New York Insurance Law, AGM may pay dividends out of earned surplus, provided that, together with all dividends declared or distributed by AGM during the preceding 12 months, the dividends do not exceed the lesser of (a) 10% of policyholders' surplus as of its last statement filed with the Superintendent of Insurance of the State of New York (the "New York Superintendent") or (b) adjusted net investment income (net investment income at the preceding December 31 plus net investment income which has not already been paid out as dividends for the three calendar years prior to the preceding calendar year) during this period. Based on AGM's statutory statements for 2009, the maximum amount available for payment of dividends by AGM without regulatory approval over the 12 months following June 30, 2010 was approximately $78.8 million. However, in connection with the AGMH Acquisition, the Company has committed to the New York Insurance Department that AGM will not pay any dividends for a period of two years from the date of the AGMH Acquisition without the written approval of the New York Insurance Department.

        Dividends paid by a U.S. company to a Bermuda holding company presently are subject to a 30% withholding tax. The amount available at AG Re to pay dividends or make a distribution of contributed surplus in 2010 in compliance with Bermuda law is $1,165.9 million. However, any distribution which results in a reduction of 15% or more of AG Re's total statutory capital, as set out in its previous years' financial statements, would require the prior approval of the Bermuda Monetary Authority.

  Cash Flows

Cash Flow Summary

	Six Months 2010	Six Months 2009
	(in millions)
Net cash flows provided by (used in) operating activities	$(249.6)	$202.8
Net cash flows provided by (used in) investing activities	605.3	(811.0)
Net cash flows provided by (used in) financing activities	(299.5)	603.8
Effect of exchange rate changes	(3.1)	0.6
Cash at beginning of period	44.1	12.3

Total cash at the end of the period	$97.2	$8.5

        The negative operating cash flow in 2010 was due primarily to net paid losses, interest and other expenses and taxes paid, offset in part by premium on financial guaranty and credit derivatives. In 2009, the Company had higher U.S. public finance originations and lower claim payments.

        Investing activities were primarily net sales (purchases) of fixed maturity and short-term investment securities. In addition, the 2010 amount included $217.3 million of proceeds from assets of consolidated VIEs. The 2009 investing cash outflows was due to purchases of fixed maturity securities with the cash generated from common share and equity units offerings and positive cash flows from operating activities.

        In 2010 financing outflows were mainly due to the inclusion of consolidated VIEs in 2010. Financing inflows in 2009 was due to net cash proceeds of $616.5 million from common share and equity units offerings.

        On November 8, 2007, the Company's Board of Directors approved a share repurchase program for up to 2.0 million common shares. Share repurchases took place at management's discretion depending on market conditions. During 2007 and 2009, the Company paid $5.6 million and $3.7 million to repurchase 0.3 million and 1.0 million AGL common shares, respectively. No shares were repurchased in 2008. During Six Months 2010, the Company completed this share repurchase program and paid $10.5 million to repurchase the remaining 0.7 million AGL common shares.

        On August 4, 2010, the Company's Board of Directors approved a new share repurchase program for up to 2.0 million common shares. Share repurchases will take place at management's discretion depending on market conditions.

Commitments and Contingencies

  Leases and Contractual Obligations

        AGL and its subsidiaries are party to various lease agreements. As of June 30, 2010 our future cash payments associated with contractual obligations pursuant to our operating leases for office space have not materially changed since December 31, 2009.

  Long-Term Debt Obligations

        The principal and carrying values of the Company's long-term debt and notes payable were as follows:

Long Term Debt Obligations by Issuer

	As of June 30, 2010		As of December 31, 2009
	Principal	Carrying Value	Principal	Carrying Value
	(in thousands)
AGUS:
7.0% Senior Notes	$200,000	$197,501	$200,000	$197,481
8.50% Senior Notes	172,500	170,580	172,500	170,137
Series A Enhanced Junior Subordinated Debentures	150,000	149,811	150,000	149,796

Total AGUS	522,500	517,892	522,500	517,414
AGMH:
6 7/8% Quarterly Income Bond Securities ("QUIBS")	100,000	66,842	100,000	66,661
6.25% Notes	230,000	134,434	230,000	133,917
5.60% Notes	100,000	52,787	100,000	52,534
Junior Subordinated Debentures	300,000	149,673	300,000	146,836

Total AGMH	730,000	403,736	730,000	399,948

Total long-term debt	1,252,500	921,628	1,252,500	917,362
Notes Payable	129,296	137,632	140,145	149,051

Total	$1,381,796	$1,059,260	$1,392,645	$1,066,413

        AGL fully and unconditionally guarantees the following debt obligations issued by AGUS: (1) 7.0% Senior Notes and (2) 8.50% Senior Notes. AGL also fully and unconditionally guarantees the following AGMH debt obligations: (1) 6 7/8% QUIBS, (2) 6.25% Notes and (3) 5.60% Notes. In addition, AGL guarantees, on a junior subordinated basis, AGUS's Series A, Enhanced Junior Subordinated Debentures and the $300 million of AGMH's outstanding Junior Subordinated Debentures.

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

        Debt Issued by AGMH

  (a)
  $100.0 million face amount of 6 7/8% QUIBS due December 15, 2101.    On December 19, 2001, AGMH issued $100.0 million face amount of 6 7/8% QUIBS due December 15, 2101, which are callable without premium or penalty.

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

        Notes Payable

        Notes Payable represents debt issued by VIEs consolidated by AGM to the Financial Products Companies which were transferred to Dexia Holdings prior to the AGMH Acquisition. The funds borrowed were used to finance the purchase of the underlying obligations of AGM-insured obligations which had breached triggers allowing AGM to exercise its right to accelerate payment of a claim in order to mitigate loss. The assets purchased are classified as assets acquired in refinancing transactions. The term of the notes payable matches the terms of the assets.

  Recourse Credit Facilities

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

        In addition, the 2006 Credit Facility requires that AGC maintain qualified statutory capital of at least 75% of its statutory capital as of the fiscal quarter ended June 30, 2006. Furthermore, the 2006 Credit Facility contains restrictions on AGL and its subsidiaries, including, among other things, in respect of their ability to incur debt, permit liens, become liable in respect of guaranties, make loans or investments, pay dividends or make distributions, dissolve or become party to a merger, consolidation or acquisition, dispose of assets or enter into affiliate transactions. Most of these restrictions are subject to certain minimum thresholds and exceptions. The 2006 Credit Facility has customary events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, bankruptcy or insolvency proceedings, change of control and cross-default to other debt agreements. A default by one borrower will give rise to a right of the lenders to terminate the facility and accelerate all amounts then outstanding. As of June 30, 2010 and December 31, 2009, Assured Guaranty was in compliance with all of the financial covenants.

        As of June 30, 2010 and December 31, 2009, no amounts were outstanding under this facility. There have not been any borrowings under the 2006 Credit Facility.

        Letters of credit totaling approximately $2.9 million remained outstanding as of June 30, 2010 and December 31, 2009. The Company obtained the letters of credit in connection with entering into a lease for new office space in 2008, which space was subsequently sublet.

        2009 Strip Coverage Facility

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

        If the lease is terminated early, the tax-exempt entity must make an early termination payment to the lessor. A portion of this early termination payment is funded from monies that were pre-funded and invested at the closing of the leveraged lease transaction (along with earnings on those invested funds). The tax-exempt entity is obligated to pay the remaining, unfunded portion of this early termination payment (known as the "strip coverage") from its own sources. AGM issued financial guaranty insurance policies (known as "strip policies") that guaranteed the payment of these unfunded strip coverage amounts to the lessor, in the event that a tax-exempt entity defaulted on its obligation to pay this portion of its early termination payment. AGM can then seek reimbursement of its strip policy payments from the tax-exempt entity, and can also sell the transferred depreciable asset and reimburse itself from the sale proceeds.

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

        As of June 30, 2010 and December 31, 2009 no amounts were outstanding under this facility, nor have there been any borrowings during the life of this facility.

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

        As of June 30, 2010 and December 31, 2009, no amounts were outstanding under this facility nor have there been any borrowings during the life of this facility.

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

        As of June 30, 2010 and December 31, 2009, no amounts were outstanding under this facility nor have there been any borrowings during the life of this facility.

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

        As of June 30, 2010 the put option had not been exercised.

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

        As of June 30, 2010 the put option had not been exercised.

Investment Portfolio

        The Company's investment portfolio consisted of $9.1 billion of fixed maturity securities and $1.4 billion of short-term investments with duration of 4.3 years as of June 30, 2010, compared with $9.1 billion of fixed maturity securities, $1.7 billion of short-term investments with duration of 4.4 years as of December 31, 2009. The Company's fixed maturity securities are designated as available-for-sale. Fixed maturity securities are reported at their fair value, and the change in fair value is reported as part of accumulated OCI unless determined to be OTTI. If management believes the decline in fair value is "other than temporary," the Company writes down the carrying value of the investment and records a realized loss in the consolidated statements of operations.

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

 Investment Portfolio by Security Type

	As of June 30, 2010
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in millions)
U.S. government and agencies	$975.2	$54.2	$(0.0)	$1,029.4
Obligations of state and political subdivisions	4,654.4	189.7	(4.0)	4,840.1
Corporate securities	683.4	24.5	(2.4)	705.5
Mortgage-backed securities(1):
RMBS	1,352.5	55.1	(72.6)	1,335.0
CMBS	279.3	11.7	(0.1)	290.9
Asset-backed securities	563.1	7.6	(0.8)	569.9
Foreign government securities	353.8	5.3	(16.1)	343.0

Total fixed maturity securities	8,861.7	348.1	(96.0)	9,113.8
Short-term investments	1,390.7	0.5	—	1,391.2

Total investments	$10,252.4	$348.6	$(96.0)	$10,505.0

	As of December 31, 2009
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in millions)
U.S. government and agencies	$1,014.2	$26.1	$(2.7)	$1,037.6
Obligations of state and political subdivisions	4,881.6	164.7	(6.8)	5,039.5
Corporate securities	617.1	12.8	(4.4)	625.5
Mortgage-backed securities(1):
RMBS	1,449.4	39.5	(24.3)	1,464.6
CMBS	229.9	3.4	(6.1)	227.2
Asset-backed securities	395.3	1.5	(7.9)	388.9
Foreign government securities	356.4	3.6	(3.4)	356.6

Total fixed maturity securities	8,943.9	251.6	(55.6)	9,139.9
Short-term investments	1,668.3	0.7	(0.7)	1,668.3

Total investments	$10,612.2	$252.3	$(56.3)	$10,808.2

(1)
As of June 30, 2010 and December 31, 2009, respectively, approximately 71% and 80% of the Company's total mortgage-backed securities were government agency obligations.

        The following tables summarize, for all securities in an unrealized loss position as of June 30, 2010 and December 31, 2009, the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.

 Gross Unrealized Loss by Length of Time

	As of June 30, 2010
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
U.S. government and agencies	$15.0	$(0.0)	$—	$—	$15.0	$(0.0)
Obligations of state and political subdivisions	353.5	(2.6)	40.3	(1.4)	393.8	(4.0)
Corporate securities	83.2	(2.3)	4.2	(0.1)	87.4	(2.4)
Mortgage-backed securities:
RMBS	161.3	(71.5)	13.5	(1.1)	174.8	(72.6)
CMBS	8.5	(0.1)	—	—	8.5	(0.1)
Asset-backed securities	63.5	(0.1)	15.2	(0.7)	78.7	(0.8)
Foreign government securities	249.7	(16.1)	—	—	249.7	(16.1)

Total	$934.7	$(92.7)	$73.2	$(3.3)	$1,007.9	$(96.0)

Number of securities		150		14		164

Number of securities with OTTI		5		2		7

	As of December 31, 2009
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
U.S. government and agencies	$292.5	$(2.7)	$—	$—	$292.5	$(2.7)
Obligations of state and political subdivisions	407.4	(4.1)	56.9	(2.7)	464.3	(6.8)
Corporate securities	287.0	(3.9)	8.2	(0.5)	295.2	(4.4)
Mortgage-backed securities:
RMBS	361.4	(21.6)	20.5	(2.7)	381.9	(24.3)
CMBS	49.5	(2.4)	56.4	(3.7)	105.9	(6.1)
Asset-backed securities	126.1	(7.8)	2.0	(0.1)	128.1	(7.9)
Foreign government securities	270.4	(3.4)	—	—	270.4	(3.4)

Total	$1,794.3	$(45.9)	$144.0	$(9.7)	$1,938.3	$(55.6)

Number of securities		259		33		292

Number of securities with OTTI		13		2		15

        The $40.4 million increase in gross unrealized losses for Six Months 2010 was primarily due to an increased liquidity discount for certain RMBS.

        Of the securities in an unrealized loss position for 12 months or more as of June 30, 2010, one security had an unrealized loss greater than 10% of book value. The total unrealized loss for this security as of June 30, 2010 was $0.7 million. This unrealized loss was yield related.

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

        See Note 10 "Investment Portfolio" in "Item 1. Financial Statements" for more information on the Company's available-for-sale fixed maturity securities as of June 30, 2010 and December 31, 2009.

        The amortized cost and estimated fair value of the Company's available-for-sale fixed maturity securities as of June 30, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Fixed-Maturity Securities by Contractual Maturity

	As of June 30, 2010
	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$59.7	$60.6
Due after one year through five years	1,925.9	1,956.9
Due after five years through ten years	1,741.8	1,814.0
Due after ten years	3,502.5	3,656.4
Mortgage-backed securities:
RMBS	1,352.5	1,335.0
CMBS	279.3	290.9

Total	$8,861.7	$9,113.8

        The following table summarizes the ratings distributions of the Company's investment portfolio as of June 30, 2010 and December 31, 2009. Ratings are represented by the lower of the Moody's and S&P classifications.

Distribution of Fixed-Maturity Securities by Rating

Rating	As of June 30, 2010	As of December 31, 2009
AAA	45.4%	47.9%
AA	34.6	30.0
A	14.4	16.4
BBB	1.4	1.8
BIG	4.1	3.9
Not rated	0.1	—

Total	100.0%	100.0%

        As of June 30, 2010, the Company's investment portfolio contained 32 securities that were not rated or rated BIG, compared to 35 securities as of December 31, 2009. As of June 30, 2010 and December 31, 2009, the weighted average credit quality of the Company's entire investment portfolio was AA.

        As of June 30, 2010, $1.8 billion of the Company's fixed maturity securities were guaranteed by third parties. The following table presents the credit rating of these securities based on fair values without the third-party guaranty:

Rating(1)	As of June 30, 2010
(in millions)
AAA	$2.3
AA	1,005.7
A	687.9
BBB	65.2
BIG	7.6
Not Available	47.3

Total	$1,816.0

(1)
Ratings are lower of Moody's and S&P.

Distribution by Third-Party Guarantor

Guarantor	As of June 30, 2010
(in millions)
MBIA	$1,009.5
Ambac	744.4
CIFG	22.6
FGIC	22.1
Syncora	15.9
Radian	1.5

Total	$1,816.0

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

        Under agreements with its cedants and in accordance with statutory requirements, the Company maintained fixed maturity securities in trust accounts of $351.3 million and $345.7 million as of June 30, 2010 and December 31, 2009, respectively, for the benefit of reinsured companies and for the protection of policyholders, generally in states in which AGL or its subsidiaries, as applicable, are not licensed or accredited.

        Under certain derivative contracts, the Company is required to post eligible securities as collateral, generally cash or U.S. government or agency securities. The need to post collateral under these transactions is generally based on mark-to-market valuation in excess of contractual thresholds. The fair market value of the Company's pledged securities totaled $637.7 million and $649.6 million as of June 30, 2010 and December 31, 2009, respectively.

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

        On June 30, 2009, affiliates of Dexia executed amended and restated liquidity commitments to FSA Asset Management LLC ("FSAM"), a former AGMH subsidiary, of $11.5 billion in the aggregate. Pursuant to the liquidity commitments, the Dexia affiliates assume the risk of loss, and support the payment obligations of FSAM and the three former AGMH subsidiaries that issued GICs (collectively, the "GIC Issuers") in respect of the GICs and the GIC business. The term of the commitments will generally extend until the GICs have been paid in full. The liquidity commitments comprised of an amended and restated revolving credit agreement (the "Liquidity Facility") pursuant to which DCL and Dexia Bank Belgium SA commit to provide funds to FSAM in an amount up to $8.0 billion (approximately $6.2 billion of which was outstanding under the revolving credit facility as of June 30, 2010), and a master repurchase agreement (the "Repurchase Facility Agreement" and, together with the Liquidity Facility, the "Guaranteed Liquidity Facilities") pursuant to which DCL will provide up to $3.5 billion of funds in exchange for the transfer by FSAM to DCL of FSAM securities that are not eligible to satisfy collateralization obligations of the GIC Issuers under the GICs. As of June 30, 2010, no amounts were outstanding under the Repurchase Facility Agreement.

        On June 30, 2009, to support the payment obligations of FSAM and the GIC Issuers, each of Dexia SA and DCL entered into two separate ISDA Master Agreements, each with its associated schedule, confirmation and credit support annex (the "Guaranteed Put Contract" and the "Non-Guaranteed Put Contract" respectively, and collectively, the "Dexia Put Contracts"), pursuant to which Dexia SA and DCL jointly and severally guarantee the scheduled payments of interest and principal in relation to each FSAM asset, as well as any failure of Dexia to provide liquidity or liquid collateral under the Guaranteed Liquidity Facilities. The Dexia Put Contracts reference separate portfolios of FSAM assets to which assets owned by FSAM as of September 30, 2008 were allocated, with the less liquid assets and the assets with the lowest market-to-market values generally being allocated to the Guaranteed Put Contract. As of June 30, 2010, the aggregate outstanding principal balance of FSAM assets related to the Guaranteed Put Contract was equal to approximately $10.5 billion and the aggregate principal balance of FSAM assets related to the Non-Guaranteed Put Contract was equal to approximately $4.3 billion.

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

        One situation in which AGM may be required to pay claims in respect of AGMH's former financial products business if Dexia or if the Belgian or French states do not comply with their obligations is if AGM is downgraded. Most of the GICs insured by AGM allow for the withdrawal of GIC funds in the event of a downgrade of AGM, unless the relevant GIC issuer posts collateral or otherwise enhances its credit. Most GICs insured by AGM allow for the termination of the GIC contract and a withdrawal of GIC funds in the event of a downgrade of AGM below a specified threshold, generally below A- by S&P or A3 by Moody's, with no right of the GIC issuer to avoid such withdrawal by posting collateral or otherwise enhancing its credit. Each GIC contract stipulates the thresholds below which the GIC provider must post eligible collateral along with the types of securities eligible for posting and the collateralization percentage applicable to each security type. These collateralization percentages range from 100% of the GIC balance for cash posted as collateral to, typically, 108% for asset-backed securities. At June 30, 2010, a downgrade of AGM to below AA- by S&P and Aa3 by Moody's (i.e., A+ by S&P and A1 by Moody's) would result in withdrawal of $521 million of GIC funds and the need to post collateral on GICs with a balance of $6.9 billion. In the event of such a downgrade, assuming an average margin of 105%, the market value as of June 30, 2010 that the GIC issuers would be required to post in order to avoid withdrawal of any GIC funds would be $7.3 billion.

        As of June 30, 2010, the market value of the assets of the Financial Products Companies exceeded the accreted value of their liabilities by approximately $1.0 billion (before any tax effects and including the aggregate net market value of the derivative portfolio of $251.5 million). If Dexia or if the Belgian or French states do not fulfill their contractual obligations, the Financial Products Companies may not have the financial ability to pay upon the withdrawal of GIC funds or post collateral or make other payments in respect of the GICs, thereby resulting in claims upon the AGM financial guaranty insurance policies. If AGM is required to pay a claim due to a failure of the Financial Products Companies to pay amounts in respect of the GICs, AGM is subject to the risk that the GICs will not be paid from funds received from Dexia or the Belgian state and/or the French state before it is required to make payment under its financial guaranty policies or that it will not receive the guaranty payment at all.

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

  Strip Coverage Facility for the Leveraged Lease Business

        Under the Strip Coverage Facility entered into in connection with the AGMH Acquisition, Dexia Credit Local (NY) agreed to make loans to AGM to finance all draws made by lessors on certain AGM strip policies, as described further under "Commitments and Contingencies—Recourse Credit

Facilities—2009 Strip Coverage Facility" under this Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations. AGM may request advances under the Strip Coverage Facility without any explicit limit on the number of loan requests, provided that the aggregate principal amount of loans outstanding as of any date may not exceed $1 billion (the "Commitment Amount"). The Commitment Amount:

  (a)
  may be reduced at the option of AGM without a premium or penalty; and

  (b)
  will be reduced in the amounts and on the dates described in the Strip Coverage Facility either in connection with the scheduled amortization of the Commitment Amount or to $750 million if AGM's consolidated net worth as of June 30, 2014 is less than a specified consolidated net worth.

        As of June 30, 2010, no advances were outstanding under the Strip Coverage Facility.

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

        With respect to a significant portion of the Company's in-force financial guaranty reinsurance business, due to the downgrade of AG Re to A1, subject to the terms of each reinsurance agreement, the ceding company may have the right to recapture business ceded to AG Re and assets representing substantially all of the statutory unearned premium and loss reserves (if any) associated with that business. As of June 30, 2010, the statutory unearned premium, which represents deferred revenue to the Company, subject to recapture was approximately $147.8 million. If this entire amount were recaptured, it would result in a corresponding one-time reduction to net income of approximately $16.0 million.

        Additionally, if the ratings of the Company's insurance subsidiaries were reduced below current levels, the Company could be required to make a termination payment on certain of its credit derivative contracts as determined under the relevant documentation. As of June 30, 2010, if AGC's ratings were downgraded to levels between BBB or Baa2 and BB+ or Ba1, certain CDS counterparties could terminate certain CDS contracts covering approximately $5.9 billion par insured. As of the date of this filing, none of AG Re, AGRO or AGM had any material CDS exposure subject to termination based on its rating. The Company does not believe that it can accurately estimate the termination payments it could be required to make if, as a result of any such downgrade, a CDS counterparty terminated its CDS contracts with the Company. These payments could have a material adverse effect on the Company's liquidity and financial condition.

        Under a limited number of other CDS contracts, the Company may be required to post eligible securities as collateral—generally cash or U.S. government or agency securities. For certain of such contracts, this requirement is based on a mark-to-market valuation, as determined under the relevant documentation, in excess of contractual thresholds that decline or are eliminated if the Company's ratings decline. Under other contracts, the Company has negotiated caps such that the posting requirement cannot exceed a certain amount. As of June 30, 2010, without giving effect to thresholds that apply under current ratings, the amount of par that is subject to collateral posting is approximately $18.9 billion, for which the Company has posted approximately $637.7 million of collateral. Counterparties have agreed that for approximately $17.6 billion of that $18.9 billion, the maximum amount that the Company could be required to post at current ratings is $435 million, which amount is included in the $637.7 million posted as of June 30, 2010. If AGC were downgraded to A+ by S&P or A3 by Moody's, that maximum amount would be $485 million. The Company may be required to post additional collateral from time to time, depending on its ratings and on the market values of the transactions subject to the collateral posting.

Credit Risk

        The recent credit crisis and related turmoil in the global financial system has had and may continue to have an impact on the Company's business. As of June 30, 2010, the present value of future installment premiums ("PVI") of the Company's CDS contracts with counterparties in the financial services industry was approximately $683.7 million. The largest counterparties were:

Counterparty	PVI Amount
(in millions)
Deutsche Bank AG	$191.9
Dexia Bank	61.6
Barclays Capital	44.9
BNP Paribas Finance Inc.	42.5
RBS/ABN AMRO	38.4
Other(1)	304.4

Total	$683.7

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

        Financial instruments that may be adversely affected by changes in foreign currency exchange rates consist primarily of installment premiums receivable on financial guaranty insurance contracts where the terms of the contract call for its cash flows to be settled in currencies other than the functional currency of the Company's subsidiary originating the transaction. Under U.S. GAAP, the present value of future installment premiums for financial guaranty insurance contracts are recorded as a premiums receivable and unearned premium reserves. Premiums receivable are considered a monetary asset and revalued each reporting period at the current exchange rate with changes in value included in net income or other comprehensive income. Unearned premium reserves are considered a non-monetary liability and their value is fixed when initially recorded. The difference in accounting treatment for these related amounts could create net income volatility in periods with significant changes in foreign currency exchange rates; specifically for changes in the exchange rate between the U.S. dollar and the British pound sterling and the European Union Euro ("Euro"). The Company has approximately 40% of installment premiums denominated in foreign currencies as of June 30, 2010.

Valuation of Credit Derivatives

        Unrealized gains and losses on credit derivatives are a function of changes in the estimated fair value of the Company's credit derivative contracts. If credit spreads of the underlying obligations change, the fair value of the related credit derivative changes. Market liquidity could also impact valuations of the underlying obligations. As such, Assured Guaranty experiences mark-to-market gains or losses. The Company considers the impact of its own credit risk, together with credit spreads on the risk that it assumes through CDS contracts, in determining the fair value of its credit derivatives. The Company determines its own credit risk based on quoted CDS prices traded on the Company at each balance sheet date. The quoted price of CDS contracts traded on AGC at June 30, 2010 and December 31, 2009 was 1,010 basis points and 634 basis points, respectively. The quoted price of CDS contracts traded on AGM at June 30, 2010 and December 31, 2009 was 802 bps and 541 bps, respectively. Historically, the price of CDS traded on AGC and AGM moves directionally the same as general market spreads. Generally, a widening of the CDS prices traded on AGC and AGM has an effect of offsetting unrealized losses that result from widening general market credit spreads, while a narrowing of the CDS prices traded on AGC and AGM has an effect of offsetting unrealized gains that result from narrowing general market credit spreads. An overall narrowing of spreads generally results in an unrealized gain on credit derivatives for the Company and an overall widening of spreads generally results in an unrealized loss for the Company.

        The impact of changes in credit spreads will vary based upon the volume, tenor, interest rates, and other market conditions at the time these fair values are determined. In addition, since each transaction has unique collateral and structure terms, the underlying change in fair value of each transaction may vary considerably. The fair value of credit derivative contracts also reflects the change in the Company's own credit cost, based on the price to purchase credit protection on AGC and AGM. During Second Quarter 2010 and Six Months 2010, the Company incurred net pre-tax unrealized gains on credit derivatives of $35.1 million and $287.2 million, respectively. As of June 30, 2010 the net credit liability included a reduction in the liability of $4.4 billion representing AGC's and AGM's credit value adjustment, which was based on the market cost of AGC's and AGM's credit protection of 1,010 and 802 basis points, respectively. Management believes that the trading level of AGC's and AGM's credit spread was due to the correlation between AGC's and AGM's risk profile and that experienced currently by the broader financial markets and increased demand for credit protection against AGC and AGM as the result of its financial guaranty direct segment financial guarantee volume, as well as the overall lack of liquidity in the CDS market. Offsetting the benefit attributable to AGC's and AGM's credit spread were declines in fixed income security market prices primarily attributable to widening spreads in certain markets as a result of the continued deterioration in credit markets and some credit rating downgrades. The higher credit spreads in the fixed income security market were primarily due to continuing market concerns over the most recent vintages of subprime RMBS and trust-preferred securities.

        The total notional amount of credit derivative exposure outstanding as of June 30, 2010 and December 31, 2009 and included in the Company's financial guaranty exposure was $112.2 billion and $122.4 billion, respectively. The increase was due to the AGMH Acquisition.

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

        The following table summarizes the estimated change in fair values on the net balance of the Company's credit derivative positions assuming immediate parallel shifts in credit spreads on AGC and AGM and on the risks that they both assume:

	As of June 30, 2010
Credit Spreads(1)	Estimated Net Fair Value (Pre-Tax)	Estimated Pre-Tax Change in Gain/(Loss)
	(in millions)
100% widening in spreads	$(3,099.1)	$(1,824.3)
50% widening in spreads	(2,264.1)	(989.3)
25% widening in spreads	(1,737.9)	(463.1)
10% widening in spreads	(1,462.9)	(188.1)
Base Scenario	(1,274.9)	—
10% narrowing in spreads	(1,151.9)	122.9
25% narrowing in spreads	(988.6)	286.2
50% narrowing in spreads	(662.4)	612.4

(1)
Includes the effects of spreads on both the underlying asset classes and the Company's own credit spread.

Valuation of Investments

        As of June 30, 2010 and December 31, 2009, the Company had total investments of $10.5 billion and $10.8 billion, respectively. See Note 9 in "Item 1. Financial Statements".

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

        There have been no changes in the Company's internal controls over financial reporting during the Company's quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Governmental Investigations into Former Financial Products Business

        AGMH and/or AGM have received subpoenas duces tecum and interrogatories or civil investigative demands from the Attorney General of the States of Connecticut, Florida, Illinois, Missouri, New York, Texas and West Virginia relating to their investigations of alleged bid rigging of municipal GICs. AGMH is responding to such requests. AGMH may receive additional inquiries from these or other regulators and expects to provide additional information to such regulators regarding their inquiries in the future. In addition,

  •
  AGMH received a subpoena from the Antitrust Division of the Department of Justice in November 2006 issued in connection with an ongoing criminal investigation of bid rigging of awards of municipal GICs and other municipal derivatives;

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

Pursuant to the subpoenas, AGMH has furnished to the Department of Justice and SEC records and other information with respect to AGMH's municipal GICs business. The ultimate loss that may arise from these investigations remains uncertain.

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

        Five of these cases named both AGMH and AGM: (a) Hinds County, Mississippi v. Wachovia Bank, N.A.; (b) Fairfax County, Virginia v. Wachovia Bank, N.A.; (c) Central Bucks School District, Pennsylvania v. Wachovia Bank N.A.; (d) Mayor & City Council of Baltimore, Maryland v. Wachovia Bank N.A.; and (e) Washington County, Tennessee v. Wachovia Bank N.A. In April 2009, the MDL 1950 court granted the defendants' motion to dismiss on the federal claims, but granted leave for the plaintiffs to file a second amended complaint. In June 2009, interim lead plaintiffs' counsel filed a Second Consolidated Amended Class Action Complaint. The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys' fees and other costs. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits; although the Second Consolidated Amended Class Action Complaint currently describes some of AGMH's and AGM's activities, it does not name those entities as defendants. In March 2010, the MDL 1950 court denied the named defendants' motions to dismiss the Second Consolidated Amended Class Action Complaint.

        Four of the cases named AGMH (but not AGM) and also alleged that the defendants violated California state antitrust law and common law by engaging in illegal bid-rigging and market allocation, thereby depriving the cities of competition in the awarding of GICs and ultimately resulting in the cities paying higher fees for these products: (f) City of Oakland, California v. AIG Financial Products Corp.; (g) County of Alameda, California v. AIG Financial Products Corp.; (h) City of Fresno, California v. AIG Financial Products Corp.; and (i) Fresno County Financing Authority v. AIG Financial Products Corp. When the four plaintiffs filed a consolidated complaint in September 2009, the plaintiffs did not name AGMH as a defendant. However, the complaint does describe some of AGMH's and AGM's activities. The consolidated complaint generally seeks unspecified monetary damages, interest, attorneys' fees and other costs. In April 2010, the MDL 1950 court granted in part and denied in part the named defendants' motions to dismiss this consolidated complaint.

        In 2008, AGMH and AGM also were named in five non-class action lawsuits originally filed in the California Superior Courts alleging violations of California law related to the municipal derivatives industry: (a) City of Los Angeles, California v. Bank of America, N.A.; (b) City of Stockton, California v. Bank of America, N.A.; (c) County of San Diego, California v. Bank of America, N.A.; (d) County of San Mateo, California v. Bank of America, N.A.; and (e) County of Contra Costa, California v. Bank of America, N.A. Amended complaints in these actions were filed in September 2009, adding a federal antitrust claim and naming AGM (but not AGMH) and AGUS, among other defendants. These cases have been transferred to the S.D.N.Y. and consolidated with MDL 1950 for pretrial proceedings.

        In late 2009, AGM and AGUS, among other defendants, were named in six additional non-class action cases filed in federal court, which also have been coordinated and consolidated for pretrial proceedings with MDL 1950: (f) City of Riverside, California v. Bank of America, N.A.; (g) Sacramento Municipal Utility District, California v. Bank of America, N.A.; (h) Los Angeles World Airports, California v. Bank of America, N.A.; (i) Redevelopment Agency of the City of Stockton, California v. Bank

of America, N.A.; (j) Sacramento Suburban Water District, California v. Bank of America, N.A.; and (k) County of Tulare, California v. Bank of America, N.A.

        The MDL 1950 court denied AGM and AGUS's motions to dismiss these eleven complaints in April 2010. Amended complaints were filed in May 2010. The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys' fees, costs and other expenses. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits.

        In May 2010, AGM and AGUS, among other defendants, were named in five additional non-class action cases filed in federal court in California: (a) City of Richmond, California v. Bank of America, N.A.(filed on May 18, 2010, N.D. California); (b) City of Redwood City, California v. Bank of America, N.A.(filed on May 18, 2010, N.D. California); (c) Redevelopment Agency of the City and County of San Francisco, California v. Bank of America, N.A.(filed on May 21, 2010, N.D. California); (d) East Bay Municipal Utility District, California v. Bank of America, N.A.(filed on May 18, 2010, N.D. California); and (e) City of San Jose and the San Jose Redevelopment Agency, California v. Bank of America, N.A.(filed on May 18, 2010, N.D. California). These cases have also been transferred to the S.D.N.Y. and consolidated with MDL 1950 for pretrial proceedings. The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys' fees, costs and other expenses. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits.

        In September 2009, the Attorney General of the State of West Virginia filed a lawsuit (Circuit Ct. Mason County, W. Va.) against Bank of America, N.A. alleging West Virginia state antitrust violations in the municipal derivatives industry, seeking damages and alleging, among other things, a conspiracy to fix the pricing of, and manipulate bids for, municipal derivatives, including GICs. An amended complaint in this action was filed in June 2010, adding a federal antitrust claim and naming AGM (but not AGMH) and AGUS, among other defendants. This case has been removed to federal court as well as transferred to the S.D.N.Y. and consolidated with MDL 1950 for pretrial proceedings. The complaint in this lawsuit generally seeks civil penalties, unspecified monetary damages, interest, attorneys' fees, costs and other expenses. The Company cannot reasonably estimate the possible loss or range of loss that may arise from this lawsuit.

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

        AGM and various other financial guarantors were named in three complaints filed in the Superior Court, San Francisco County in December 2008 and January 2009 by the following plaintiffs: (a) City of Los Angeles, acting by and through the Department of Water and Power; (b) Sacramento Municipal Utility District; and (c) City of Sacramento. In or about August 2009, plaintiffs in these cases filed amended complaints against AGC and AGM. At the same time, AGC and AGM were named in six other amended complaints and three new complaints by the following plaintiffs: (d) City of Los Angeles; (e) City of Oakland; (f) City of Riverside; (g) City of Stockton; (h) County of Alameda; (i) County of Contra Costa; (j) County of San Mateo; (k) Los Angeles World Airports and (l) City and County of San Francisco. Plaintiffs thereafter dismissed AGC and AGM from the City and County of San Francisco complaint in September 2009.

        These complaints allege (i) participation in a conspiracy in violation of California's antitrust laws to maintain a dual credit rating scale that misstated the credit default risk of municipal bond issuers and created market demand for municipal bond insurance, (ii) participation in risky financial transactions in other lines of business that damaged each bond insurer's financial condition (thereby undermining the value of each of their guaranties), and (iii) a failure to adequately disclose the impact of those transactions on their financial condition. In addition to their antitrust claims, various plaintiffs in these actions assert claims for breach of the covenant of good faith and fair dealing, fraud, unjust enrichment, negligence, and negligent misrepresentation.

        At a hearing on March 1, 2010, the court on its own motion struck all of the plaintiffs' complaints with leave to amend. The court instructed plaintiffs to file one consolidated complaint. The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys' fees, costs and other expenses. On May 28, 2010, the plaintiffs, together with certain new plaintiffs, filed two consolidated complaints, making allegations similar to those contained in their previous complaints. The newly added plaintiffs are as follows: (m) City of Richmond; (n) Redwood City; (o) East Bay Municipal Utility District; (p) Sacramento Suburban Water District; (q) City of San Jose; (r) County of Tulare; (s) The Regents of the University of California; (t) The Redevelopment Agency of the City of Riverside and (u) The Public Financing Authority of the City of Riverside. On July 7, 2010, plaintiffs' counsel filed another complaint, adding as a new plaintiff (v) The Jewish Community Center of San Francisco, which in addition to asserting the claims discussed above, asserts claims for unfair business practices under California state law, and (w) the San Jose Redevelopment Agency, which asserts claims for antitrust violations under California law. By letter dated July 13, 2010, plaintiffs' counsel has proposed amending a similar complaint filed by (x) The Olympic Club to allege claims against AGC and AGM. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits.

        In August 2008 a number of financial institutions and other parties, including AGM, were named as defendants in a civil action brought in the circuit court of Jefferson County, Alabama relating to the County's problems meeting its debt obligations on its $3.2 billion sewer debt: Charles E. Wilson vs. JPMorgan Chase & Co et al (filed in the Circuit Court of Jefferson County, Alabama), Case No. 01-CV-2008-901907.00, a putative class action. The action was brought on behalf of rate payers, tax payers and citizens residing in Jefferson County, and alleges conspiracy and fraud in connection with the issuance of the County's debt. The complaint in this lawsuit seeks equitable relief, unspecified monetary damages, interest, attorneys' fees and other costs. The Company cannot reasonably estimate the possible loss or range of loss that may arise from this lawsuit.

Item 1A.    Risk Factors

        The following information, which could materially affect the Company's business, financial condition or future results, contains material updates and/or additions to the risk factors set forth in Part I, "Item 1A. Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2009 and in Part II, "Item 1A. Risk Factors" of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 and should be considered carefully and read in conjunction with the information set forth in such Annual Report on Form 10-K and Quarterly Report on Form 10-Q and in the Company's other filings with the SEC. The risks and uncertainties described below are not the only ones the Company faces. Additional risks not presently known to the Company or that it currently deems immaterial may also impair its business or results of operations. Any of the risks described below could result in a significant or material adverse effect on the Company's results of operations or financial condition.

Risks Related to Applicable Law

Changes in or inability to comply with applicable law could adversely affect the Company's ability to do business.

        The Company's businesses are subject to direct and indirect regulation under state insurance laws, federal securities and commodities laws and tax laws affecting public finance and asset backed obligations, federal regulation of derivatives, as well as applicable laws in the other countries in which the Company operates. Future legislative, regulatory, judicial or other legal changes in the jurisdictions in which the Company does business may adversely affect its ability to pursue its current mix of business, thereby materially impacting its financial results by, among other things, limiting the types of risks it may insure, lowering applicable single or aggregate risk limits, increasing required reserves, increasing the level of supervision or regulation to which the Company's operations may be subject, imposing restrictions that make the Company's products less attractive to potential buyers, lowering the profitability of the Company's business activities, requiring the Company to change certain of its business practices and exposing it to additional costs (including increased compliance costs).

        In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") signed into law on July 21, 2010 could result in requirements to maintain capital and/or post margin with respect to the Company's future insured derivative transactions and possibly its existing insured derivatives portfolio. It is also possible that the Dodd-Frank Act could extend even more broadly to encompass the Company's financial guaranty insurance business. The magnitude of any capital or margin requirements, as well as the extent to which such requirements would apply in respect of the Company's existing derivatives or insured portfolio, will depend primarily on rulemaking by the SEC and Commodity Futures Trading Commission. As discussed in the Risk Factor in the Company's Annual Report on Form 10-K entitled "The Company may require additional capital from time to time, including from soft capital and liquidity credit facilities, which may not be available or may be available only on unfavorable terms," we cannot assure you that we will be able to obtain, or obtain on favorable terms, any additional capital that may be required by the Dodd-Frank Act. If the new regulations require a substantial amount of collateral to be posted, this could have material adverse effects on the Company's financial condition, liquidity and results of operation.

        As a result of the legislation, the Company and its affiliates may also be required to clear or exchange trade some or all of the swap transactions they enter into, which could result in higher cost, less transaction flexibility and price disclosure.

        Generally, these requirements will become effective on the later of enactment plus 360 days or 90 days following promulgation of final rules by the relevant regulator. These requirements, as well as others that could be applied to the Company as a result of the legislation, could limit the Company's ability to conduct certain lines of business, subject the Company to enhanced business conduct standards when transacting with certain end-users, materially impact the market demand for derivatives and/or the Company's ability to enter into derivative transactions and/or otherwise adversely affect its future results of operations. Because many provisions of the Dodd-Frank Act require rulemaking action by governmental agencies to implement, which has not yet occurred, we cannot predict the impact of the Dodd-Frank Act on the Company and its business.

        Furthermore, the perceived decline in the financial strength of many financial guaranty insurers has caused government officials to examine the suitability of some of the complex securities guaranteed by financial guaranty insurers. For example, the New York Insurance Department had announced that it would develop new rules and regulations for the financial guaranty industry. On September 22, 2008, the Department issued Circular Letter No. 19 (2008) (the "Circular Letter"), which established best practices guidelines for financial guaranty insurers effective January 1, 2009. The Department had announced that it plans to propose legislation and regulations to formalize these guidelines. Such guidelines and the related legislation and regulations may limit the amount of new structured finance business that AGC may write.

        In addition, on June 11, 2009 and June 19, 2009, a bill was introduced into the New York General Assembly and the New York Senate, respectively, to amend the New York Insurance Law to enhance the regulation of financial guaranty insurers. On January 6, 2010, the bills were reintroduced in the Assembly and Senate for the 2010 sessions but have not been enacted. If ultimately enacted, such new rules may have the effect of increasing the Company's required reserves or lowering the single risk limits applicable to transactions the Company is considering, resulting in limitations on the amount of new structured finance business AGC may write. At this time it is not possible to predict if any such new rules will be implemented or legislation enacted.

        Other potential actions that could materially affect the Company's business include government support for new or existing competitors; federal government programs for states and municipalities that might adversely impact the demand for insured bonds; and proposals with respect to assistance to mortgage borrowers and/or so called "mortgage cram-down" provisions that could affect the Company's losses on mortgages underlying its insured RMBS transactions. Such initiatives introduce a level of uncertainty into how the Company conducts its business and into the types of business the Company is able to conduct.

        In addition, if the Company fails to comply with applicable insurance laws and regulations it could be exposed to fines, the loss of insurance licenses, limitations on the right to originate new business and restrictions on its ability to pay dividends, all of which could have an adverse impact on its business results and prospects. As a result of a number of factors, including incurred losses and risks reassumed from troubled reinsurers, AGM and AGC have from time to time exceeded regulatory risk limits. Failure to comply with these limits allows the Department the discretion to cause the Company to cease writing new business. Although the Company has notified the Department of such noncompliance, the Department has not exercised such discretion in the past.

        If an insurance company's surplus declines below minimum required levels, the insurance regulator could impose additional restrictions on the insurer or initiate insolvency proceedings. AGC and AGM may increase surplus by various means, including obtaining capital contributions from the Company, purchasing reinsurance or entering into other loss mitigation arrangements, reducing the amount of new business written or obtaining regulatory approval to release contingency reserves. From time to time, AGM and AGC have obtained approval from their regulators to release contingency reserves based on the expiration of its insured exposure. In addition, in 2009, the Department approved a release by AGM, and the Maryland Insurance Administration approved releases by AGC, of contingency reserves.

Legislative and regulatory reforms could result in significant and extensive additional regulation.

        As a participant in the financial services industry, the Company is subject to a wide array of regulations applicable to its business. As discussed in "Changes in or inability to comply with applicable law could adversely affect the Company's ability to do business," the Dodd-Frank Act has recently been signed into law. As a result of such enactment, new regulations in a number of areas will be promulgated in the relatively near future. It is also possible that additional legislation or other types of regulations could be proposed or adopted that would affect the Company's business. Legislative and regulatory changes could impact the profitability of the Company's business activities, require the Company to change certain of its business practices and expose it to additional costs (including increased compliance costs).

A downgrade of the financial strength or financial enhancement ratings of any of the Company's insurance and reinsurance subsidiaries would adversely affect its business and prospects and, consequently, its results of operations and financial condition.

        The financial strength and financial enhancement ratings assigned by S&P and Moody's to the Company's insurance and reinsurance subsidiaries provide the rating agencies' opinions of the insurer's financial strength and ability to meet ongoing obligations to policyholders and cedants in accordance with the terms of the financial guaranties it has issued or the reinsurance agreements it has executed. The ratings also reflect qualitative factors, such as the rating agencies' opinion of an insurer's business strategy and franchise value, the anticipated future demand for its product, the composition of its portfolio, and its capital adequacy, profitability and financial flexibility. Issuers, investors, underwriters, credit derivative counterparties, ceding companies and others consider the Company's financial strength or financial enhancement ratings an important factor when deciding whether or not to utilize a financial guaranty or purchase reinsurance from the Company's insurance or reinsurance subsidiaries. A downgrade by a rating agency of the financial strength or financial enhancement ratings of the Company's subsidiaries could impair the Company's financial condition, results of operation, liquidity, business prospects or other aspects of the Company's business.

        The ratings assigned by the rating agencies that publish financial strength or financial enhancement ratings on the Company's insurance subsidiaries are subject to frequent review and may be downgraded by a rating agency as a result of a number of factors, including, but not limited to, the rating agency's revised stress loss estimates for the Company's portfolio, adverse developments in the Company's or the subsidiaries' financial conditions or results of operations due to underwriting or investment losses or other factors, changes in the rating agency's outlook for the financial guaranty industry or in the markets in which the Company operates, or a revision in the rating agency's capital model or ratings methodology. Their reviews occur at any time and without notice to the Company and could result in a decision to downgrade, revise or withdraw the financial strength or financial enhancement ratings of AGL's insurance and reinsurance subsidiaries.

        During 2008 and 2009, each of S&P, Moody's and Fitch reviewed and, in some cases, downgraded the financial strength ratings of AGL's insurance and reinsurance subsidiaries, including AGC, AGM and AG Re. In addition, the rating agencies changed the ratings outlook for certain of the Company's subsidiaries to "negative" from "stable." In 2010, S&P noted certain additional concerns in respect of the Company's structured finance portfolio in its most recent Research Update. The rating agencies' actions on the Company's ratings in 2009 and 2010 are summarized below.

        On May 17, 2010, S&P published Research Updates in which it affirmed its "AAA" financial strength ratings on AGC and AGM and its "AA" financial strength rating on AG Re; the outlook on AGC and AGM remains negative, while the outlook on AG Re remains stable. S&P noted that a stress analysis relating to CMBS exposure had a negative impact on AGC's margin of safety and that under S&P's updated criteria for corporate CDOs, both AGC and AGM experienced higher modeled theoretical losses as well as credit deterioration in some of the transaction portfolios. S&P also referenced the large single risk concentration exposure that AGM retains to Belgium and France prior to the posting of collateral by Dexia Holdings in October 2011, all in connection with the AGMH Acquisition. S&P stated that the negative outlook reflects the possibility of adverse loss development within the structured finance portfolio, particularly in respect of domestic nonprime mortgages and CMBS exposures. In addition, the outlook also reflects S&P's view that changes in the competitive dynamics of the industry, which currently has Assured Guaranty as the only active insurer, could hurt the companies' business prospects. There can be no assurance that S&P will not take negative action on the Company's financial strength or financial enhancement ratings.

        On December 18, 2009, Moody's concluded the financial strength ratings review of AGC and AG Re that it had initiated on November 12, 2009 (when it downgraded the insurance financial strength ratings of AGC and AGUK from Aa2 to Aa3 and of AG Re, AGRO and AGMIC from Aa3 to A1, and placed all such ratings on review for possible downgrade) by confirming the Aa3 insurance financial strength rating of AGC and AGUK, and the A1 insurance financial strength rating of AG Re, AGRO and AGMIC. At the same time, Moody's affirmed the Aa3 insurance financial strength rating of AGM. Moody's stated that it believed the Company's capital support transactions, including AGL's issuance of common shares in December 2009 that resulted in net proceeds of $573.8 million, $500.0 million of which was downstreamed to AGC, increased AGC's capital to a level consistent with Moody's expectations for a Aa3 rating, while leaving its affiliates with capital structures that Moody's believes are appropriate for their own ratings. However, Moody's ratings outlook for each such rating is negative because Moody's believes there is meaningful remaining uncertainty about the Company's ultimate credit losses and the demand for the Company's financial guaranty insurance and its competitive position once the municipal finance market normalizes. There can be no assurance that Moody's will not take further action on the Company's ratings.

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

        For further discussion of these recent rating agency actions taken by Moody's, Fitch and S&P, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Importance of Financial Strength Ratings" and See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sensitivity to Rating Agency Actions in Reinsurance Business and Insured CDS Portfolio."

        The Company believes that these rating agency actions have reduced the Company's new business opportunities and have also affected the value of the Company's product to issuers and investors. The insurance subsidiaries' financial strength ratings are an important competitive factor in the financial guaranty insurance and reinsurance markets. If the financial strength or financial enhancement ratings of any of the Company's insurance subsidiaries were reduced below current levels, the Company expects it would have further adverse effect on its future business opportunities as well as the premiums it could charge for its insurance policies and consequently, a downgrade could harm the Company's new business production, results of operations and financial condition. Furthermore, a downgrade may also reduce the value of the reinsurance the Company offers, which may no longer be of sufficient economic value for the Company's customers to continue to cede to its subsidiaries at economically viable rates.

        If AGM's financial strength or financial enhancement ratings were downgraded, AGM-insured GICs issued by the Financial Products Companies may come due or may come due absent the provision of collateral by the Company. The Company relies on agreements pursuant to which Dexia has agreed to guarantee or lend certain amounts, or to post liquid collateral, in regards to AGMH's former financial products business. See the Risk Factor in the Company's Annual Report on Form 10-K entitled "Risks Related to the AGMH Acquisition and the Integration of AGMH—The Company has substantial exposure to credit and liquidity risks from Dexia and the Belgian and French states."

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer's Purchases of Equity Securities

        The following table reflects purchases of AGL common shares made by the Company during the Second Quarter 2010:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
April 1 - April 30	—	$—	—	707,350
May 1 - May 31	707,350	$14.78	707,350	—
June 1 - June 30	409	$14.01	—	—

Total	707,759	$14.78	707,350

(1)
Includes shares repurchased from employees in connection with the payment of withholding taxes due in connection with the vesting of restricted stock awards.

        For the restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the statutory withholding requirements that the Company pays on behalf of its employees. These withheld shares are not included in the common shares repurchase table above. During the Second Quarter 2010 we withheld approximately 8 thousand shares to satisfy $0.2 million of employee tax obligations.

Item 6.    Exhibits.

        See Exhibit Index for a list of exhibits filed with this report.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURED GUARANTY LTD. (Registrant)
Dated: August 9, 2010	By:	/s/ ROBERT B. MILLS Robert B. Mills Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)
Dated: August 9, 2010	By:	/s/ ROBERT A. BAILENSON Robert A. Bailenson Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	First Amended and Restated Bye-laws of Assured Guaranty Ltd. (Incorporated by reference to Exhibit 3.1 to Assured Guaranty Ltd.'s Form 8-K filed on May 10, 2010)
31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.1
The following financial information from Assured Guaranty Ltd.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2010 and December 31, 2009; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2010 and 2009 (iv) Consolidated Statement of Shareholders' Equity for the six months ended June 30, 2010; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009; and (vi) Notes to Consolidated Financial Statements.

*
Filed herewith.