Form 10-Q
period 2010-09-30
ASSURED GUARANTY LTD
filed 2010-11-09
CIK 1273813

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010
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

        The number of registrant's Common Shares ($0.01 par value) outstanding as of October 29, 2010 was 183,743,989 (excludes 191,653 unvested restricted shares).

ASSURED GUARANTY LTD.

INDEX TO FORM 10-Q

Assured Guaranty Ltd.

Consolidated Balance Sheets (Unaudited)

(dollars in thousands except per share and share amounts)

	September 30, 2010	December 31, 2009
Assets
Investment portfolio:
Fixed maturity securities, available-for-sale, at fair value (amortized cost of $9,318,407 and $8,943,909)	$9,775,835	$9,139,900
Short term investments, at fair value	907,663	1,668,279

Total investment portfolio	10,683,498	10,808,179
Assets acquired in refinancing transactions	133,228	152,411
Cash	87,400	44,133
Premiums receivable, net of ceding commissions payable	1,322,486	1,418,232
Ceded unearned premium reserve	897,211	1,080,466
Deferred acquisition costs	251,177	241,961
Reinsurance recoverable on unpaid losses	18,084	14,122
Credit derivative assets	475,638	492,531
Committed capital securities, at fair value	15,307	9,537
Deferred tax asset, net	842,123	1,158,205
Salvage and subrogation recoverable	824,772	420,238
Financial guaranty variable interest entities' assets	2,296,729	762,303
Other assets	523,475	200,375

Total assets	$18,371,128	$16,802,693

Liabilities and shareholders' equity
Unearned premium reserve	$7,374,769	$8,400,152
Loss and loss adjustment expense reserve ("LAE")	467,017	289,470
Long-term debt	923,769	917,362
Notes payable	132,107	149,051
Credit derivative liabilities	2,180,697	2,034,634
Reinsurance balances payable, net	259,308	215,239
Financial guaranty variable interest entities' liabilities with recourse	2,225,687	762,652
Financial guaranty variable interest entities' liabilities without recourse	236,903	—
Other liabilities	381,648	513,974

Total liabilities	14,181,905	13,282,534

Commitments and contingencies
Common stock ($0.01 par value, 500,000,000 shares authorized; 183,743,833 and 184,162,896 shares issued and outstanding in 2010 and 2009)	1,837	1,842
Additional paid-in capital	2,583,196	2,584,983
Retained earnings	1,264,660	789,869
Accumulated other comprehensive income, net of deferred tax provision (benefit) of $123,650 and $58,551	337,530	141,814
Deferred equity compensation (181,818 shares)	2,000	2,000

Total shareholders' equity attributable to Assured Guaranty Ltd.	4,189,223	3,520,508
Noncontrolling interest of financial guaranty variable interest entities	—	(349)

Total shareholders' equity	4,189,223	3,520,159

Total liabilities and shareholders' equity	$18,371,128	$16,802,693

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Operations (Unaudited)

(dollars in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues
Net earned premiums	$288,767	$329,970	$900,437	$557,050
Net investment income	85,615	84,742	260,788	171,643
Net realized investment gains (losses):
Other-than-temporary impairment ("OTTI") losses	(5,719)	(13,321)	(24,248)	(68,233)
Less: portion of OTTI loss recognized in other comprehensive income	(1,189)	(5,287)	(1,850)	(26,920)
Other net realized investment gains (losses)	2,156	1,937	20,999	13,218

Net realized investment gains (losses)	(2,374)	(6,097)	(1,399)	(28,095)
Net change in fair value of credit derivatives:
Realized gains and other settlements	52,498	71,691	117,554	120,086
Net unrealized gains (losses)	(284,935)	(205,336)	2,278	(432,638)

Net change in fair value of credit derivatives	(232,437)	(133,645)	119,832	(312,552)
Fair value gain (loss) on committed capital securities	(5,548)	(53,057)	5,770	(93,961)
Financial guaranty variable interest entities' revenues	76,523	4,881	61,578	4,881
Other income	33,682	57,005	7,357	58,399

Total Revenues	244,228	283,799	1,354,363	357,365

Expenses
Loss and loss adjustment expenses	109,166	133,325	310,823	251,109
Amortization of deferred acquisition costs	8,023	1,308	23,132	41,277
Assured Guaranty Municipal Holdings Inc. ("AGMH") acquisition-related expenses	—	51,333	6,772	80,179
Interest expense	24,886	25,190	74,851	37,495
Goodwill and settlement of pre-existing relationship	—	23,341	—	23,341
Financial guaranty variable interest entities' expenses	(126,650)	10,152	(131,482)	10,152
Other operating expenses	52,139	67,236	162,179	123,121

Total expenses	67,564	311,885	446,275	566,674

Income (loss) before income taxes	176,664	(28,086)	908,088	(209,309)
Provision (benefit) for income taxes
Current	(191,867)	67,116	(185,998)	68,817
Deferred	187,674	(54,901)	387,716	(153,310)

Total provision (benefit) for income taxes	(4,193)	12,215	201,718	(84,493)

Net income (loss)	180,857	(40,301)	706,370	(124,816)
Less: Noncontrolling interest of variable interest entities	—	(5,271)	—	(5,271)

Net income (loss) attributable to Assured Guaranty Ltd.	$180,857	$(35,030)	$706,370	$(119,545)

Earnings per share:
Basic	$0.98	$(0.22)	$3.83	$(1.05)
Diluted	$0.96	$(0.22)	$3.73	$(1.05)
Dividends per share	$0.045	$0.045	$0.135	$0.135

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$180,857	$(40,301)	$706,370	$(124,816)
Unrealized holding gains (losses) during the period, net of tax of $64,025, $90,686, $62,428 and $103,951	139,638	205,383	197,035	235,380
Less: reclassification adjustment for gains (losses) included in net income (loss), net of deferred income tax provision (benefit) of $(1,118), $(136), $(2,556) and $2,055	(1,256)	(5,961)	1,157	(30,150)

Change in net unrealized gains on investments	140,894	211,344	195,878	265,530
Change in cumulative translation adjustment	5,411	613	152	(1,390)
Change in cash flow hedge	(105)	(105)	(314)	(314)

Other comprehensive income (loss)	146,200	211,852	195,716	263,826

Comprehensive income (loss)	327,057	171,551	902,086	139,010
Less: Comprehensive income (loss) attributable to noncontrolling interest of variable interest entities	—	(5,223)	—	(5,223)

Comprehensive income (loss) of Assured Guaranty Ltd.	$327,057	$176,774	$902,086	$144,233

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statement of Shareholders' Equity (Unaudited)

For the Nine Months Ended September 30, 2010

(dollars in thousands, except share data)

								Noncontrolling Interest of Financial Guaranty Consolidated Variable Interest Entities
							Total Shareholders' Equity Attributable to Assured Guaranty Ltd.
	Common Stock				Accumulated Other Comprehensive Income
			Additional Paid-in Capital	Retained Earnings		Deferred Equity Compensation			Total Shareholders' Equity
	Shares	Amount
Balance, December 31, 2009	184,162,896	$1,842	$2,584,983	$789,869	$141,814	$2,000	$3,520,508	$(349)	$3,520,159
Cumulative effect of accounting change—consolidation of variable interest entities effective January 1, 2010 (Note 8)	—	—	—	(206,540)	—	—	(206,540)	349	(206,191)

Balance, January 1, 2010	184,162,896	1,842	2,584,983	583,329	141,814	2,000	3,313,968	—	3,313,968
Net income	—	—	—	706,370	—	—	706,370	—	706,370
Dividends on common stock ($0.135 per share)	—	—	—	(24,889)	—	—	(24,889)	—	(24,889)
Dividends on restricted stock units	—	—	150	(150)	—	—	—	—	—
Common stock repurchases	(707,350)	(7)	(10,450)	—	—	—	(10,457)	—	(10,457)
Share-based compensation and other	288,287	2	8,513	—	—	—	8,515	—	8,515
Change in cumulative translation adjustment, net of tax provision (benefit) of $284	—	—	—	—	152	—	152	—	152
Change in cash flow hedge, net of tax provision (benefit) of $(169)	—	—	—	—	(314)	—	(314)	—	(314)
Investments with no OTTI, net of deferred income tax provision (benefit) of $61,421	—	—	—	—	183,386	—	183,386	—	183,386
Investments with OTTI, net of deferred income tax provision (benefit) of $1,007	—	—	—	—	13,649	—	13,649	—	13,649
Less: reclassification adjustment for gains (losses) included in net income (loss), net of deferred income tax provision (benefit) of $(2,556)	—	—	—	—	1,157	—	1,157	—	1,157

Balance, September 30, 2010	183,743,833	$1,837	$2,583,196	$1,264,660	$337,530	$2,000	$4,189,223	$—	$4,189,223

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2010	2009
Net cash flows provided by (used in) operating activities	$(139,994)	$293,579

Investing activities
Fixed maturity securities:
Purchases	(1,928,744)	(1,301,684)
Sales	835,716	1,258,372
Maturities	729,559	80,773
Net sales (purchases) of short-term investments	759,937	(220,825)
Net proceeds from financial guaranty variable interest entities' assets	323,626	—
Cash paid to acquire AGMH, net of cash acquired	—	(458,998)
Other	15,718	8,017

Net cash flows provided by (used in) investing activities	735,812	(634,345)

Financing activities
Net proceeds from issuance of common stock	—	448,340
Net proceeds from issuance of equity units	—	167,972
Dividends paid	(24,889)	(15,267)
Repurchases of common stock	(10,457)	(3,676)
Share activity under option and incentive plans	(2,323)	(840)
Net paydowns of financial guaranty variable interest entities' liabilities	(497,296)	—
Repayment of notes payable	(16,090)	(8,331)

Net cash flows provided by (used in) financing activities	(551,055)	588,198
Effect of exchange rate changes	(1,496)	747

Increase in cash	43,267	248,179
Cash at beginning of period	44,133	12,305

Cash at end of period	$87,400	$260,484

Supplemental cash flow information
Cash paid (received) during the period for:
Income taxes	$138,073	$6,603
Interest	$57,121	$22,980

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2010

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

        AGC directly owns Assured Guaranty (UK) Ltd. ("AGUK") and AGM indirectly, through its subsidiary Assured Guaranty Municipal Insurance Company (formerly FSA Insurance Company), owns Assured Guaranty (Europe) Ltd. (formerly Financial Security Assurance (U.K.) Limited, "AGE"). AGUK and AGE are insurance companies organized and authorized in the United Kingdom ("U.K.") to transact the following classes of insurance: class 14 (credit), class 15 (suretyship) and class 16 (miscellaneous financial loss). The Company's management has been in discussions with the Financial Services Authority (the "UK FSA") relating to AGUK's and AGE's large reinsurance exposures to their respective parents, AGC and AGM, and with respect to certain AGUK guaranteed transactions. AGUK's board of directors has determined that it is not necessary to maintain both companies to write

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

1. Business and Organization (Continued)

new business. Accordingly, Assured Guaranty has elected to place AGUK into run-off and has filed a run-off plan with the UK FSA. Instead, the Company will utilize AGE as the entity from which to write business in the European Economic Area. Management has agreed with the UK FSA that any new business written by AGE will be guaranteed using a co-insurance structure pursuant to which AGE will co-insure municipal and infrastructure transactions with AGM, and structured finance transactions with AGC. AGE's financial guarantee will guarantee approximately 5 to 7% of the total exposure, and AGM's or AGC's financial guarantee will guarantee the remaining exposure under the transaction. AGM or AGC will also issue a second-to-pay insurance policy to cover AGE's financial guarantee.

        The global financial markets experienced volatility and disruption over the past several years including depressed home prices and increased foreclosures, falling equity market values, rising unemployment, declining business and consumer confidence and the risk of increased inflation, which have precipitated an economic slowdown. While there have been signs of a recovery as seen by stabilizing unemployment and home prices as well as rising equity markets, management cannot assure you that volatility and disruption will not return to these markets in the near term. These conditions may adversely affect the Company's future profitability, financial position, investment portfolio, cash flow, statutory capital, financial strength ratings and stock price. Additionally, future legislative, regulatory or judicial changes in the jurisdictions regulating the Company may adversely affect its ability to pursue its current mix of business, materially impacting its financial results.

Segments

        The Company's business includes two principal segments: financial guaranty direct and financial guaranty reinsurance. Financial guaranties of RMBS and commercial mortgage-backed securities ("CMBS") are included in both the financial guaranty direct and reinsurance segments. The Company's mortgage guaranty insurance business, which used to be a segment and has had no new activity in recent years, and other lines of business that were 100% ceded upon Assured Guaranty's initial public offering ("IPO") in 2004, are shown as "other." Each segment is reported net of business ceded to external reinsurers. The financial guaranty segments include contracts accounted for as both insurance and credit derivatives. These segments are further discussed in Note 19.

Importance of Financial Strength Ratings

        Debt obligations guaranteed by AGL's insurance company subsidiaries are generally awarded debt credit ratings that are the same rating as the financial strength rating of the AGL subsidiary that has guaranteed that obligation. Investors in products insured by AGC or AGM frequently rely on rating agency ratings because ratings influence the trading value of securities and form the basis for many institutions' investment guidelines as well as individuals' bond purchase decisions. Therefore, the Company manages its business with the goal of achieving high financial strength ratings, preferably the highest that an agency will assign. However, the models used by rating agencies differ, presenting conflicting goals that may make it inefficient or impractical to reach the highest rating level. The models are not fully transparent, contain subjective data (such as assumptions about future market demand for the Company's products) and change frequently.

        Historically, insurance financial strength ratings reflect an insurer's ability to pay under its insurance policies and contracts in accordance with their terms. The rating is not specific to any

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

1. Business and Organization (Continued)

particular policy or contract. Insurance financial strength ratings do not refer to an insurer's ability to meet non-insurance obligations and are not a recommendation to purchase any policy or contract issued by an insurer or to buy, hold, or sell any security insured by an insurer. The ratings also reflect qualitative factors with respect to such things as the insurer's business strategy and franchise value, the anticipated future demand for its product, the composition of its portfolio, as well as its capital adequacy, profitability and financial flexibility.

        The rating agencies have developed and published methodologies for rating financial guaranty and mortgage guaranty insurers and reinsurers. The insurance financial strength ratings assigned by the rating agencies are based upon factors relevant to policyholders and are not directed toward the protection of investors in AGL's common shares. The rating criteria used by the rating agencies in establishing these ratings include consideration of the sufficiency of capital resources to meet projected growth (as well as access to such additional capital as may be necessary to continue to meet applicable capital adequacy standards), a company's overall financial strength, and demonstrated management expertise in financial guaranty and traditional reinsurance, credit analysis, systems development, marketing, capital markets and investment operations. Ratings reflect only the views of the respective rating agencies and are subject to continuous review and revision or withdrawal at any time.

        On October 25, 2010, Standard &Poor's Ratings Services ("S&P") lowered the counterparty credit and insurer financial strength ratings on AGC, AGM and their respective insurance subsidiaries to AA+ from AAA and changed its outlook on such entities from negative to stable. In changing the outlook of AGC, AGM and their respective insurance subsidiaries from negative to stable, S&P noted in its Research Update the Company's strong capitalization, largely investment-grade book of insured par and strong business position. According to S&P, an S&P rating outlook assesses the potential direction of a long-term credit rating over the intermediate term (typically six months to two years) and stable means that a rating is not likely to change during that period. S&P noted in its Research Update that if the Company were to report meaningful statutory losses, it would lower the ratings or revise the outlook to negative.

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

        The Company is indemnified against exposure to AGMH's former financial products segment through guaranties issued by Dexia. In addition, the Company is protected from exposure to AGMH's GIC business through guaranties issued by the French and Belgian governments. Furthermore, to

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

2. AGMH Acquisition (Continued)

support the payment obligations of the Financial Products Companies, Dexia SA and its affiliate Dexia Crédit Local S.A. ("DCL") have entered into two separate International Swaps and Derivative Association, Inc. ("ISDA") Master Agreements, each with its associated schedule, confirmation and credit support annex (the "Guaranteed Put Contract" and the "Non-Guaranteed Put Contract" respectively, and collectively, the "Dexia Put Contracts"), pursuant to which Dexia SA and DCL jointly and severally guarantee the scheduled payments of interest and principal in relation to each asset of FSA Asset Management LLC ("FSAM"), which is one of the Financial Products Companies, as well as any failure of Dexia to provide liquidity or liquid collateral under certain liquidity facilities.

        AGMH is now a wholly owned subsidiary of AGUS, and therefore the Company's financial statements subsequent to the Acquisition Date include the activities of the Acquired Companies.

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

        The AGMH Acquisition was accounted for under the acquisition method of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Accordingly, the Company recorded the identifiable assets acquired and liabilities assumed at their fair value at the Acquisition Date. In many cases, determining the fair value of acquired assets and liabilities assumed required the Company to exercise significant judgment. The most significant of these determinations related to the valuation of the acquired financial guaranty direct and ceded contracts.

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

        Based on the Company's assumptions, the fair value of the Acquired Companies' deferred premium revenue on its insurance contracts was $7.3 billion at July 1, 2009, an amount approximately $1.7 billion greater than the Acquired Companies' gross unearned premium and loss reserves (i.e. "gross stand ready obligations") at June 30, 2009. This indicates that the amounts of the Acquired Companies' contractual premiums were less than the premiums a market participant of similar credit quality would demand to acquire those contracts at the Acquisition Date. The fair value of the Acquired Companies' ceded contracts at July 1, 2009 was an asset of $1.7 billion and recorded in ceded unearned premium reserve. The fair value of the ceded contracts is in part derived from the fair value of the related insurance contracts with an adjustment for the credit quality of each reinsurer.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

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

        Additionally, other acquisition accounting adjustments included (1) the write off of the Acquired Companies' deferred acquisition cost ("DAC") and (2) the consolidation of certain financial guaranty variable interest entities ("VIEs") in which the combined variable interest of the Acquired Companies and AG Re resulted in the Company being the primary beneficiary. Effective January 1, 2010, the Company deconsolidated these financial guaranty VIEs in accordance with new GAAP guidance as discussed in Note 8.

        The resulting bargain purchase gain was recorded within "Goodwill and settlement of pre-existing relationship" in the Company's consolidated statements of operations at the Acquisition Date. The bargain purchase resulted from the unprecedented credit crisis, which resulted in a significant decline in AGMH's franchise value due to material insured losses, ratings downgrades and significant losses at Dexia. Dexia required government intervention in its affairs, resulting in motivation to sell AGMH, and with the absence of potential purchasers of AGMH due to the financial crisis, the Company was able to negotiate a bargain purchase price. The initial difference between the purchase price of $821.9 million and AGMH's recorded net assets of $2.1 billion was reduced significantly by the recognition of additional liabilities related to AGMH's insured portfolio on a fair value basis as required by acquisition accounting.

        The Company and the Acquired Companies had a pre-existing reinsurance relationship. Under GAAP, this pre-existing relationship must be effectively settled at fair value. The loss relating to this pre-existing relationship resulted from the effective settlement of reinsurance contracts at fair value and the write-off of previously recorded assets and liabilities relating to this relationship recorded in the Company's historical accounts. The Company determined fair value as the difference between contractual premiums and the Company's estimate of current market premiums. The loss related to the contract settlement results from contractual premiums that were less than the Company's estimate of what a market participant would demand currently, estimated in a manner similar to how the value of the Acquired Companies' insurance policies were valued, as well as related acquisition costs.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

2. AGMH Acquisition (Continued)

Pro Forma Unaudited Results of Operations

	Nine Months 2009
	Revenues	Net Income (Loss) Attributable to Assured Guaranty Ltd.	Net Income (Loss) per Basic Share
	(in millions, except per share amounts)
Assured Guaranty as reported	$357.4	$(119.5)	$(1.05)
Pro forma combined	1,775.4	658.5	4.20

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

        The Company reassessed the recoverability of goodwill in the three-months ended September 30, 2009 ("Third Quarter 2009") subsequent to the AGMH Acquisition, which provided the Company's largest assumed book of business prior to the acquisition. As a result of the AGMH Acquisition, which significantly diminished the Company's potential near future market for assuming reinsurance, combined with the continued credit crisis, which has adversely affected the fair value of the Company's in-force policies, management determined that the full carrying value of $85.4 million of goodwill on its books prior to the AGMH Acquisition should be written off in the Third Quarter 2009. This charge does not have any adverse effect on the Company's debt agreements or its overall compliance with the covenants of its debt agreements.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

2. AGMH Acquisition (Continued)

  AGMH Acquisition-Related Expenses

        AGMH Acquisition-related expenses for the three-month period ended September 30, 2010 ("Third Quarter 2010") and Third Quarter 2009, the nine-month period ended September 30, 2010 ("Nine Months 2010") and the nine-month period ended September 30, 2009 ("Nine Months 2009) are as follows:

	Third Quarter		Nine Months
	2010	2009	2010	2009
	(in millions)
Severance costs	$—	$37.2	$—	$37.2
Professional services	—	13.6	6.8	27.7
Office consolidation	—	0.5	—	15.3

Total	$—	$51.3	$6.8	$80.2

3. Basis of Presentation

        The unaudited interim consolidated financial statements have been prepared in conformity with GAAP and, in the opinion of management, reflect all adjustments which are of a normal recurring nature, necessary for a fair statement of the Company's financial condition, results of operations and cash flows for the periods presented. The year-end 2009 balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited interim consolidated financial statements cover the Third Quarter 2010, Third Quarter 2009, Nine Months 2010 and Nine Months 2009. Results of operations for the Third Quarter and Nine Months 2010 and 2009 are not necessarily indicative of the results that may be expected for a full year. The Third Quarter 2010 and Nine Months 2010 financial statements include the effects of the Company's common share and equity units offerings that took place in December 2009. The effects of the AGMH Acquisition are included in periods since the Acquisition Date. In addition, financial statements for periods between July 1, 2009 and December 31, 2009 include the effects of consolidating certain financial guaranty VIEs where the Company was deemed to be the primary beneficiary. Effective January 1, 2010, new GAAP requirements resulted in the deconsolidation of these VIEs and the consolidation of certain other VIEs based on control rights. (See Note 8).

        Intercompany accounts and transactions between and among AGL and its subsidiaries have been eliminated as well as transactions between the insurance company subsidiaries and their consolidated VIEs. Certain prior year balances have been reclassified to conform to the current year's presentation.

        These unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, filed with the U.S. Securities and Exchange Commission (the "SEC").

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

3. Basis of Presentation (Continued)

        In October 2010, the Financial Accounting Standards Board ("FASB") adopted Accounting Standards Update ("Update") No. 2010-26. This amendment in the Update specifies that certain costs incurred in the successful acquisition of new and renewal insurance contracts should be capitalized. These costs include incremental direct costs of contract acquisition that result directly from and are essential to the contract transaction and would not have been incurred by the insurance entity had the contract transaction not occurred. Costs incurred by the insurer for soliciting potential customers, market research, training, administration, unsuccessful acquisition efforts, and product development as well as all overhead type costs should be charged to expense as incurred. The amendment in the Update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The amendments in this Update will be applied prospectively upon adoption. Retrospective application to all prior periods presented upon the date of adoption also is permitted, but not required. Early adoption is permitted, but only at the beginning of an entity's annual reporting period. The Company is currently evaluating the impact the amendment in the Update will have on its consolidated financial statements.

4. Outstanding Exposure

        The Company's insurance policies and credit derivative contracts are written in different forms, but collectively are considered financial guaranty contracts. They typically guarantee the scheduled payments of principal and interest ("debt service") on public finance and structured finance obligations. Outstanding par and debt service amounts are presented below, including outstanding exposures on VIEs whether or not they are consolidated.

Debt Service Outstanding

	Gross Debt Service Outstanding		Net Debt Service Outstanding
	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
	(in millions)
Public finance	$859,643	$880,933	$761,896	$761,301
Structured finance	191,691	214,104	179,613	196,964

Total	$1,051,334	$1,095,037	$941,509	$958,265

        The Company seeks to limit its exposure to losses by underwriting obligations that are investment grade ("IG") at inception, diversifying its portfolio and maintaining rigorous subordination or collateralization requirements on structured finance obligations. The Company also utilizes reinsurance by ceding business to third-party reinsurers.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

4. Outstanding Exposure (Continued)

        The following tables present par outstanding by type of issue for public finance obligations, or by collateral for structured finance obligations, and by the Company's internal rating.

Summary of Public Finance Insured Portfolio
By Type of Issue

	Gross Par Outstanding		Ceded Par Outstanding		Net Par Outstanding
Types of Issues	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
	(in millions)
U.S.:
General obligation	$199,355	$201,264	$17,629	$22,880	$181,726	$178,384
Tax backed	92,976	94,825	9,363	11,796	83,613	83,029
Municipal utilities	75,847	77,872	5,911	8,294	69,936	69,578
Transportation	42,094	42,540	5,877	7,243	36,217	35,297
Healthcare	27,019	28,214	5,124	6,205	21,895	22,009
Higher education	16,093	16,399	1,001	1,267	15,092	15,132
Housing	7,521	9,623	794	1,099	6,727	8,524
Infrastructure finance	4,931	4,530	895	977	4,036	3,553
Investor-owned utilities	1,599	1,694	2	4	1,597	1,690
Other public finance—U.S.	5,853	6,002	108	120	5,745	5,882

Total public finance—U.S.	473,288	482,963	46,704	59,885	426,584	423,078
Non-U.S.:
Infrastructure finance	19,284	19,404	3,052	3,060	16,232	16,344
Regulated utilities	18,857	18,979	4,827	5,128	14,030	13,851
Pooled infrastructure	4,639	4,684	272	280	4,367	4,404
Other public finance—non-U.S.	9,797	10,485	2,301	2,309	7,496	8,176

Total public finance—non-U.S.	52,577	53,552	10,452	10,777	42,125	42,775

Total public finance obligations	$525,865	$536,515	$57,156	$70,662	$468,709	$465,853

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

4. Outstanding Exposure (Continued)

        The par outstanding of insured obligations in the structured finance portfolio includes the following amounts by type of collateral:

Summary of Structured Finance Insured Portfolio
By Type of Collateral

	Gross Par Outstanding		Ceded Par Outstanding		Net Par Outstanding
Types of Collateral	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
	(in millions)
U.S.:
Pooled corporate obligations	$75,131	$82,622	$4,455	$8,289	$70,676	$74,333
RMBS	27,655	31,033	1,640	1,857	26,015	29,176
Financial products(1)	7,712	10,251	—	—	7,712	10,251
CMBS and other commercial real estate related exposures	7,297	7,463	53	53	7,244	7,410
Consumer receivables	7,062	9,314	322	441	6,740	8,873
Structured credit	2,660	2,738	126	131	2,534	2,607
Commercial receivables	2,289	2,485	3	3	2,286	2,482
Insurance securitizations	1,731	1,731	80	80	1,651	1,651
Other structured finance—U.S.	2,005	2,754	1,184	1,236	821	1,518

Total structured finance—U.S.	133,542	150,391	7,863	12,090	125,679	138,301
Non-U.S.:
Pooled corporate obligations	25,843	27,743	2,434	3,046	23,409	24,697
RMBS	5,061	5,623	372	396	4,689	5,227
Commercial receivables	1,830	1,908	36	36	1,794	1,872
Structured credit	1,918	2,285	134	216	1,784	2,069
Insurance securitizations	995	995	15	14	980	981
CMBS and other commercial real estate related exposures	649	752	—	—	649	752
Other structured finance—non-U.S.	451	717	72	47	379	670

Total structured finance—non-U.S.	36,747	40,023	3,063	3,755	33,684	36,268

Total structured finance obligations	$170,289	$190,414	$10,926	$15,845	$159,363	$174,569

(1)
As discussed in Note 2, this represents the exposure to AGM's financial guaranties of GICs issued by AGMH's former financial products companies. This exposure is guaranteed by Dexia. The Company is also protected by guaranties issued by the French and Belgian governments.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

4. Outstanding Exposure (Continued)

Summary of Insured Portfolio By Rating

	September 30, 2010		December 31, 2009
Ratings(1)	Net Par Outstanding	% of Net Par Outstanding	Net Par Outstanding	% of Net Par Outstanding
	(dollars in millions)
Super senior	$34,568	5.5%	$43,353	6.8%
AAA	69,302	11.0	59,786	9.3
AA	186,374	29.7	196,859	30.7
A	234,254	37.3	233,200	36.4
BBB	76,589	12.2	82,059	12.8
Below investment grade ("BIG") (See Note 5)	26,985	4.3	25,165	4.0

Total exposures	$628,072	100.0%	$640,422	100.0%

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

        The Company may purchase securities that it has insured, and for which it has expected losses, in order to economically mitigate insured losses. These securities are purchased at trading discounts. As of September 30, 2010, securities purchased for loss mitigation purposes had a fair value of $150.1 million representing $484.6 million of gross par outstanding. In addition, under the terms of certain credit derivative contracts, the Company has obtained the underlying collateral of transactions and recorded it in invested assets in the consolidated balance sheets. Such amounts totaled $190.0 million, representing $274.4 million in gross par outstanding.

        As part of its financial guaranty business, the Company enters into credit derivative transactions. In such transactions, the buyer of protection pays the seller of protection a periodic fee in fixed basis points on a notional amount. In return, the seller makes a contingent payment to the buyer if one or more defined credit events occurs with respect to one or more third party referenced securities or loans. A credit event may be a non-payment event such as a failure to pay, bankruptcy, or restructuring, as negotiated by the parties to the credit derivative transaction. The total notional amount of insured credit derivative exposure outstanding which is accounted for at fair value as of September 30, 2010 and December 31, 2009 and included in the Company's financial guaranty exposure in the tables above was $116.0 billion and $122.4 billion, respectively. See Note 7.

        In addition to amounts shown in the tables above, the Company had outstanding commitments to provide guaranties of $5.5 billion for structured finance and $3.6 billion for public finance commitments

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

4. Outstanding Exposure (Continued)

at September 30, 2010. The structured finance commitments include the unfunded component of and delayed draws on pooled corporate transactions. Public finance commitments are typically short term and relate to primary and secondary public finance debt issuances. The expiration dates for the public finance commitments range between October 1, 2010 through February 1, 2019, with $3.2 billion expiring prior to December 31, 2011. All the commitments are contingent on the satisfaction of all conditions set forth in them and may expire unused or be cancelled at the counterparty's request. Therefore, the total commitment amount does not necessarily reflect actual future guaranteed amounts.

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

        Work-out personnel are responsible for managing work-out and loss mitigation situations. They develop strategies designed to enhance the ability of the Company to enforce its contractual rights and remedies and to mitigate its losses, engage in negotiation discussions with transaction participants and, when necessary, manage (along with legal personnel) the Company's litigation proceedings.

Significant Loss Mitigation Activities

        Since the onset of the financial crisis, the Company has shifted personnel to loss mitigation and work-out activities and hired new personnel to augment its efforts. Although the Company's loss mitigation efforts may extend to any transaction it has identified as having loss potential, much of the recent activity has been focused on RMBS.

        Generally, when mortgage loans are transferred into a securitization, the loan originator(s) and/or sponsor(s) provide representations and warranties ("R&W"), that the loans meet certain characteristics, and a breach of such R&W often requires that the loan be repurchased from the securitization. In many of the transactions the Company insures, it is in a position to enforce these requirements. The Company uses internal resources as well as third party forensic underwriting firms and legal firms to pursue breaches of R&W. If a provider of R&W refuses to honor its repurchase obligations, the Company may chose to initiate litigation. See "Recovery Litigation" in Note 6 below.

        The quality of servicing of the mortgage loans underlying an RMBS transaction influences collateral performance and ultimately the amount (if any) of the Company's insured losses. The Company has established a group to mitigate RMBS losses by influencing mortgage servicing, including causing the transfer of servicing or establishing special servicing.

        In the fall of 2010, several large RMBS servicers suspended foreclosures because of allegations of a widespread failure to comply with foreclosure procedures and faulty loan documentation. These issues are being investigated by various state attorney general offices throughout the U.S. The suspension of foreclosures and subsequent investigation will lead to additional servicing costs and

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

5. Significant Risk Management Activities (Continued)

expenses, including without limitation, increased advances by the servicers for principal and interest, taxes, insurance and legal costs. The Company is increasing its monitoring efforts to ensure that the servicers comply with their obligations under servicing contracts, including bearing the losses and expenses incurred as a result of this issue. These same foreclosure issues are expected to impact the timing of losses to RMBS transactions that the Company has insured, which may impact the speed at which various classes of RMBS securities amortize, and so could impact the size of losses ultimately paid by the Company. The Company expects these issues to take some time to resolve.

        The Company may also employ other strategies as appropriate to avoid or mitigate losses in U.S. RMBS or other areas.

Surveillance Categories

        The Company segregates its insured portfolio into IG and BIG surveillance categories to facilitate the appropriate allocation of resources to monitoring and loss mitigation efforts and to aid in establishing the appropriate cycle for periodic review for each exposure. BIG exposures include all exposures with internal credit ratings below BBB-. The Company's internal credit ratings are based on the Company's internal assessment of the likelihood of default. The Company's internal credit ratings are expressed on a ratings scale similar to that used by the rating agencies and are generally reflective of an approach similar to that employed by the rating agencies.

        The Company monitors its IG credits to determine whether any new credits need to be internally downgraded to BIG. Quarterly procedures include qualitative and quantitative analysis of the Company's insured portfolio to identify potential new BIG credits. The Company refreshes its internal credit ratings on individual credits in cycles based on the Company's view of the credit's quality, loss potential, volatility and sector. Ratings on credits in sectors identified as under the most stress or with the most potential volatility are reviewed every quarter. Credits identified through this process as BIG are subjected to further review by Surveillance personnel to determine the various probabilities of a loss. Surveillance personnel present analysis related to potential loss scenarios to the Company's loss reserve committee.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

5. Significant Risk Management Activities (Continued)

Financial Guaranty Exposures
(Insurance and Credit Derivative Form)

	September 30, 2010
	BIG Net Par Outstanding
					Total Net Par Outstanding
	BIG 1	BIG 2	BIG 3	Total BIG
	(in millions)
First Lien U.S. RMBS:
Prime first lien	$79	$577	$—	$656	$885
Alt-A first lien	548	3,706	483	4,737	6,274
Alt-A option ARM	342	1,977	706	3,025	3,402
Subprime (including net interest margin securities ("NIMs"))	60	2,880	100	3,040	9,289
Second Lien U.S. RMBS:
Closed end second lien ("CES")	105	515	523	1,143	1,180
Home equity lines of credit ("HELOC")	395	2	3,835	4,232	4,985

Total U.S. RMBS	1,529	9,657	5,647	16,833	26,015
Other structured finance	2,150	1,029	2,236	5,415	133,348
Public finance	3,363	762	612	4,737	468,709

Total	$7,042	$11,448	$8,495	$26,985	$628,072

	December 31, 2009
	BIG Net Par Outstanding
					Total Net Par Outstanding
	BIG 1	BIG 2	BIG 3	Total BIG
	(in millions)
First Lien U.S. RMBS:
Prime first lien	$564	$51	$—	$615	$985
Alt-A first lien	752	3,698	173	4,623	7,108
Alt-A option ARM	629	2,811	—	3,440	3,882
Subprime (including NIMs securities)	985	1,648	55	2,688	9,956
Second Lien U.S. RMBS:
CES	123	628	509	1,260	1,305
HELOCs	13	113	4,372	4,498	5,940

Total U.S. RMBS	3,066	8,949	5,109	17,124	29,176
Other structured finance	1,211	967	2,093	4,271	145,393
Public finance	2,361	723	687	3,771	465,853

Total	$6,638	$10,639	$7,889	$25,166	$640,422

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

6. Financial Guaranty Contracts Accounted for as Insurance

        The following table provides information for contracts accounted for as financial guaranty insurance contracts:

Expected Collections of Gross Premiums Receivable,
Net of Ceding Commissions Payable

September 30, 2010(1)
(in millions)
2010 (October 1 - December 31)	$111.5
2011	140.0
2012	122.3
2013	110.9
2014	99.4
2015 - 2019	413.5
2020 - 2024	300.2
2025 - 2029	218.3
After 2029	269.7

Total expected collections	$1,785.8

(1)
Represents nominal amounts expected to be collected and excludes the Other segment.

        The following table provides a reconciliation of the beginning and ending balances of gross premium receivable net of ceding commission payable.

Gross Premium Receivable, Net of Ceding Commissions Payable Roll Forward

Nine Months 2010
(in millions)
Premium receivable, net at December 31, 2009	$1,418.2
Cumulative effect of change in accounting principle	(19.0)

Premium receivable, net at January 1, 2010	1,399.2
Premium written, net	253.9
Premium payments received, net	(356.3)
Adjustments to the premium receivable:
Changes in the expected term of financial guaranty insurance contracts	13.2
Accretion of the discount	35.1
Foreign exchange rate changes	(24.2)
Other adjustments	1.6

Premium receivable, net at September 30, 2010(1)	$1,322.5

(1)
Includes premiums receivable of $0.2 million for Other segment.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

6. Financial Guaranty Contracts Accounted for as Insurance (Continued)

        Gains or losses due to foreign exchange rate changes relate to installment premium receivables denominated in currencies other than the U.S. dollar. Approximately 41% of the Company's installment premiums at September 30, 2010 are denominated in currencies other than the U.S. dollar, primarily in Euro and British Pound Sterling ("GBP"). Premium receivable is revalued to the spot rate at the end of each reporting period with the change reflected in either (1) other income in the consolidated statements of operations for premium receivable recorded by subsidiaries using the U.S. dollar as its functional currency or (2) other comprehensive income ("OCI") as a cumulative translation adjustment for premium receivables recorded by subsidiaries using a functional currency other than the U.S. dollar.

Selected Information for Policies Paid in Installments

As of September 30, 2010
(dollars in millions)
Premiums receivable, net of ceding commission payable	1,322.5
Gross deferred premium revenue	3,512.3
Weighted-average risk-free rate used to discount premiums	3.4
Weighted-average period of premiums receivable (in years)	10.3

        The following table presents the components of net earned premiums.

Net Earned Premiums

	Third Quarter		Nine Months
	2010	2009	2010	2009
	(in millions)
Scheduled net earned premiums	$256.4	$300.3	$814.7	$404.6
Acceleration of premium earnings(1)	21.2	17.4	52.0	127.7
Accretion of discount on net premiums receivable	10.5	11.6	31.8	22.5

Total financial guaranty	288.1	329.3	898.5	554.8
Other	0.6	0.7	1.9	2.3

Total net earned premiums	$288.7	$330.0	$900.4	$557.1

(1)
Reflects the unscheduled refundings of underlying insured obligations.

        The unearned premium reserve is comprised of deferred premium revenue net of claim payments that are not expected to be recovered and have not yet been recorded through the consolidated statements of operations. Paid losses are expensed when total expected loss (i.e. claim payments plus future expected loss) exceed deferred premium revenue on a contract.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

6. Financial Guaranty Contracts Accounted for as Insurance (Continued)

Components of Net Unearned Premium Reserve

	As of September 30, 2010			As of December 31, 2009
	Gross Unearned Premium Reserve	Ceded Unearned Premium Reserve	Net Unearned Premium Reserve	Gross Unearned Premium Reserve	Ceded Unearned Premium Reserve	Net Unearned Premium Reserve
	(in millions)
Deferred premium revenue	$7,575.4	$925.3	$6,650.1	$8,536.7	$1,095.6	$7,441.1
Claim payments	(211.6)	(28.1)	(183.5)	(149.2)	(15.1)	(134.1)

Total financial guaranty	7,363.8	897.2	6,466.6	8,387.5	1,080.5	$7,307.0
Other	11.0	—	11.0	12.7	—	12.7

Total	$7,374.8	$897.2	$6,477.6	$8,400.2	$1,080.5	$7,319.7

        The following table provides a schedule of how the Company's financial guaranty insurance net deferred premium revenue and PV of expected losses are expected to run off in the consolidated statement of operations, pre-tax. This table excludes amounts related to consolidated VIEs.

Expected Financial Guaranty Insurance Scheduled Net Earned Premiums and
Net Loss to be Expensed

	As of September 30, 2010
	Scheduled Net Earned Premium	Net Expected Loss and LAE(1)	Net
	(in millions)
2010 (October 1 - December 31)	$233.9	$79.6	$154.3
2011	748.7	192.9	555.8
2012	593.2	116.5	476.7
2013	512.9	89.8	423.1
2014	458.5	77.7	380.8
2015 - 2019	1,687.1	245.9	1,441.2
2020 - 2024	1,046.5	123.1	923.4
2025 - 2029	650.4	72.0	578.4
After 2029	718.9	72.8	646.1

Total present value basis(2)(3)	6,650.1	1,070.3	5,579.8
Discount	405.2	579.9	(174.7)

Total future value	$7,055.3	$1,650.2	$5,405.1

(1)
These amounts reflect the Company's estimate as of September 30, 2010 of expected losses to be expensed and are not included in loss and LAE reserve because these losses are less than deferred premium revenue determined on a contract-by-contract basis.

(2)
Balances represent discounted amounts.

(3)
The effect of consolidating VIEs resulted in a reduction of $213.5 million in future scheduled net earned premium and $110.0 million in net expected loss and LAE.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

6. Financial Guaranty Contracts Accounted for as Insurance (Continued)

        The following table presents a rollforward of the present value of net expected loss and LAE to be paid from January 1, 2010 by sector.

Financial Guaranty Insurance
Present Value of Net Expected Loss and LAE to be paid
Roll Forward by Sector(1)

	Expected Loss to be Paid as of January 1, 2010	Loss Development and Accretion of Discount	Less: Paid Losses	Expected Loss to be Paid as of September 30, 2010
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$—	$0.9	$—	$0.9
Alt-A first lien	204.4	24.1	43.1	185.4
Alt-A option ARM	545.2	102.8	103.4	544.6
Subprime	77.5	79.0	3.0	153.5

Total first lien	827.1	206.8	149.5	884.4
Second lien:
CES	199.3	(35.3)	60.0	104.0
HELOCs	(232.9)	53.2	445.3	(625.0)

Total second lien	(33.6)	17.9	505.3	(521.0)

Total U.S. RMBS	793.5	224.7	654.8	363.4
Other structured finance	102.6	53.5	7.5	148.6
Public finance	130.9	(7.7)	57.1	66.1

Total(1)	$1,027.0	$270.5	$719.4	$578.1

(1)
Excludes $3.6 million and $5.2 million of expected losses related to the Other segment recorded in loss reserves on the consolidated balance sheet as of September 30, 2010 and December 31, 2009, respectively.

        Expected loss and LAE to be paid in the table above represents the present value of losses to be paid net of expected salvage and subrogation and reinsurance cessions. The amount of expected loss to be paid in the table above differs from net expected loss and LAE in the previous table due primarily to amounts paid that have not yet been expensed and amounts expensed not yet paid. Loss and LAE is recognized in the consolidated statements of operations when the sum of claim payments not yet expensed, plus the present value of future expected losses exceeds deferred premium revenue on a contract by contract basis.

        The Company's estimate of ultimate loss on a policy is subject to significant uncertainty over the life of the insured transaction due to the potential for significant variability in credit performance due to changing economic, fiscal and financial market variability over the long duration of most contracts.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

6. Financial Guaranty Contracts Accounted for as Insurance (Continued)

The determination of expected loss is an inherently subjective process involving numerous estimates, assumptions and judgments by management. The Company's estimates of expected losses on RMBS transactions takes into account expected recoveries from sellers and originators of the underlying residential mortgages due to breaches in the originator's R&W regarding the loans transferred to the RMBS transaction.

        The following table provides information on financial guaranty insurance and reinsurance contracts categorized as BIG as of September 30, 2010 and December 31, 2009:

Financial Guaranty Insurance BIG Transaction Loss Summary
September 30, 2010

	BIG Categories
	BIG 1	BIG 2	BIG 3	Total BIG(1)	Effect of Consolidating VIEs	Total
	(dollars in millions)
Number of risks(2)	86	152	96	334	—	334
Remaining weighted-average contract period (in years)	12.6	9.1	7.9	9.5	—	9.5
Gross insured contractual payments outstanding:
Principal	$5,143.1	$7,278.3	$7,735.7	$20,157.1	—	$20,157.1
Interest	3,197.5	3,408.9	2,071.7	8,678.1	—	8,678.1

Total	$8,340.6	$10,687.2	$9,807.4	$28,835.2	$—	$28,835.2

Gross expected cash outflows for loss and LAE	$576.2	$1,919.5	$2,242.4	$4,738.1	$(227.5)	$4,510.6
Less:
Gross potential recoveries(3)	570.2	546.2	2,394.1	3,510.5	(220.8)	3,289.7
Discount	55.8	481.5	107.2	644.5	(37.2)	607.3

Present value of expected cash outflows (inflows) for loss and LAE	$(49.8)	$891.8	$(258.9)	$583.1	$30.5	$613.6

Deferred premium revenue	$56.6	$788.8	$1,096.1	$1,941.5	$(185.9)	$1,755.6
Gross reserves (salvage) for loss and LAE reported in the balance sheet(4)	$(65.9)	$316.4	$(666.2)	$(415.7)	$54.3	$(361.4)
Reinsurance recoverable (payable)(5)	$(7.3)	$2.6	$(75.9)	$(80.6)	$—	$(80.6)

(1)
Includes BIG amounts relating to VIEs that the Company consolidates.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

6. Financial Guaranty Contracts Accounted for as Insurance (Continued)

(2)
A risk represents the aggregate of the financial guarantee policies that share the same revenue source for purposes of making debt service payments.

(3)
Includes estimated future recoveries for breaches of R&W as well as excess spread, and draws on HELOCs.

(4)
Consists of gross financial guaranty loss and LAE reserves, excluding $3.6 million in other segment, less gross salvage and subrogation recoverable.

(5)
Consists of financial guaranty reinsurance recoverable on unpaid losses, excluding $1.5 million in other segment, less ceded salvage and subrogation recoverable.

Financial Guaranty Insurance BIG Transaction Loss Summary
December 31, 2009

	BIG Categories
	BIG 1	BIG 2	BIG 3	Total
	(dollars in millions)
Number of risks(1)	97	161	37	295
Remaining weighted-average contract period (in years)	8.8	7.6	9.2	8.5
Gross insured contractual payments outstanding:
Principal	$4,230.9	$6,804.6	$6,671.6	$17,707.1
Interest	1,532.3	2,685.1	1,729.2	5,946.6

Total	$5,763.2	$9,489.7	$8,400.8	$23,653.7

Gross expected cash outflows for loss and LAE	$35.8	$1,948.8	$2,569.8	$4,554.4
Less:
Gross potential recoveries(2)	3.5	506.6	2,312.0	2,822.1
Discount	18.3	419.8	161.4	599.5

Present value of expected cash flows for loss and LAE	$14.0	$1,022.4	$96.4	$1,132.8

Deferred premium revenue	$49.3	$1,187.3	$1,274.2	$2,510.8
Gross reserves (salvage) for loss and LAE reported in the balance sheet(3)	$(0.1)	$146.4	$(282.3)	$(136.0)
Reinsurance recoverable (payable)(4)	$—	$4.6	$(27.6)	$(23.0)

(1)
A risk represents the aggregate of the financial guarantee policies that share the same revenue source for purposes of making debt service payments.

(2)
Includes estimated future recoveries for breaches of R&W as well as excess spread and draws on HELOCs.

(3)
Consists of gross financial guaranty loss and LAE reserves, excluding $5.2 million in other segment, less gross salvage and subrogation recoverable.

(4)
Consists of financial guaranty reinsurance recoverable on unpaid losses, excluding other segment, less ceded salvage and subrogation recoverable

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

6. Financial Guaranty Contracts Accounted for as Insurance (Continued)

        The Company used weighted-average risk free rates ranging from 0% to 4.51% and 0.07% to 5.21% to discount expected losses as of September 30, 2010 and December 31, 2009, respectively.

        The following table provides information on loss and LAE reserves net of reinsurance on the consolidated balance sheets.

Loss and LAE, Net of Reinsurance

	As of September 30, 2010	As of December 31, 2009
	(in millions)
U.S. RMBS:
First Lien:
Prime first lien	$0.8	$—
Alt-A first lien	34.1	25.5
Alt-A option ARM	172.5	51.2
Subprime	75.3	21.8

Total first lien	282.7	98.5
Second lien:
CES	7.4	21.2
HELOC	5.8	18.2

Total second lien	13.2	39.4

Total US RMBS	295.9	137.9
Other structured finance	113.5	67.7
Public finance	58.0	67.7

Total financial guaranty	467.4	273.3
Other	2.1	2.1

Subtotal	469.5	275.4
Effect of consolidating VIEs	(20.6)	—

Total(1)	$448.9	$275.4

(1)
The September 30, 2010 total consists of $467.0 million loss and LAE reserves net of $18.1 million of reinsurance recoverable on unpaid losses. The December 31, 2009 total consists of $289.5 million loss and LAE reserves net of $14.1 million of reinsurance recoverable on unpaid losses.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

6. Financial Guaranty Contracts Accounted for as Insurance (Continued)

        The following table provides information on salvage and subrogation recoverable on financial guaranty insurance and reinsurance contracts recorded as an asset on the consolidated balance sheets.

Summary of Salvage and Subrogation

	As of September 30, 2010	As of December 31, 2009
	(in millions)
U.S. RMBS:
First lien:
Alt-A first lien	$2.4	$—
Alt-A option ARM	39.5	—
Subprime	—	0.1

Total first lien	41.9	0.1
Second Lien:
CES	59.6	0.1
HELOC	749.3	416.6

Total second lien	808.9	416.7

Total U.S. RMBS	850.8	416.8
Other structured finance	0.8	1.0
Public finance	48.1	2.5

Total	899.7	420.3
Effect of consolidating VIEs	(74.9)	—

Total gross recoverable	824.8	420.3
Less: Ceded recoverable(1)	97.2	42.2

Net recoverable	$727.6	$378.1

(1)
Recorded in "reinsurance balances payable, net" on the consolidated balance sheets.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

6. Financial Guaranty Contracts Accounted for as Insurance (Continued)

Loss and LAE (Recoveries)
By Type

	Third Quarter		Nine Months
	2010	2009	2010	2009
	(in millions)
Financial Guaranty:
U.S. RMBS:
First lien:
Prime first lien	$0.5	$2.2	$0.5	$2.2
Alt-A first lien	8.8	7.6	22.3	14.0
Alt-A option ARM	65.3	0.3	166.3	8.5
Subprime	9.9	9.5	50.9	15.4

Total first lien	84.5	19.6	240.0	40.1
Second lien:
CES	4.8	11.8	(2.3)	47.1
HELOC	17.2	59.4	52.0	100.0

Total second lien	22.0	71.2	49.7	147.1

Total U.S. RMBS	106.5	90.8	289.7	187.2
Other structured finance	14.6	22.0	56.4	9.6
Public finance	(0.6)	20.3	10.3	42.2

Total Financial Guaranty	120.5	133.1	356.4	239.0
Other	0.1	0.2	0.2	12.1

Subtotal	120.6	133.3	356.6	251.1
Effect of consolidating VIEs	(11.5)	—	(45.8)	—

Total loss and LAE	$109.1	$133.3	$310.8	$251.1

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

6. Financial Guaranty Contracts Accounted for as Insurance (Continued)

Net Losses Paid on Financial Guaranty Insurance Contracts

	Third Quarter		Nine Months
	2010	2009	2010	2009
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$—	$—	$—	$—
Alt-A first lien	14.1	0.7	43.1	0.7
Alt-A option ARM	54.3	0.4	103.4	0.4
Subprime	0.7	1.8	3.0	2.6

Total first lien	69.1	2.9	149.5	3.7
Second lien:
CES	20.1	43.1	60.0	77.3
HELOC	129.5	248.3	445.3	363.2

Total second lien	149.6	291.4	505.3	440.5

Total US RMBS	218.7	294.3	654.8	444.2
Other structured finance	1.9	(3.8)	7.5	17.6
Public finance	22.9	2.4	57.1	20.5

Total Financial Guaranty	243.5	292.9	719.4	482.3
Other	0.2	0.1	0.2	12.4

Subtotal	243.7	293.0	719.6	494.7
Effect of consolidating VIEs	(37.0)	—	(95.9)	—

Total	$206.7	$293.0	$623.7	$494.7

Loss Estimation Process and Assumptions

        In accordance with the Company's standard practices, the Company evaluated the most current available information as part of its loss estimation process, including trends in delinquencies and charge-offs on the underlying loans and its experience in requiring providers of R&W to purchase ineligible loans out of these transactions. Most of the Company's expected loss and LAE and paid losses relate to U.S. RMBS. As has been widely reported in the press, unprecedented levels of delinquencies and defaults have negatively impacted the mortgage market, especially U.S. RMBS issued in the period from 2005 through 2007. The Company observed some improvement in roll rates (the rates at which loans transition from one stage of delinquency to the next and, ultimately, default) over the quarter, particularly in second lien transactions. Consequently, some of the initial plateau conditional default rates ("CDR") used by the Company to project losses were generally lower this quarter than last quarter. Unfortunately, early stage delinquencies did not trend down as much as the Company had hoped, so the Company retained the shape of the curves and probability weightings used last quarter. By doing this, the Company essentially assumed the recovery in the housing and mortgage markets would be delayed by another three months. Changes were made with respect to how scenarios were run in the second quarter 2010 as compared to March 31, 2010, to reflect the Company's view

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

6. Financial Guaranty Contracts Accounted for as Insurance (Continued)

that it might have been witnessing the beginning of an improvement in the housing and mortgage markets. The scenarios used in first quarter of 2010, with the exception of an adjustment to the subprime severity, were the same as those employed at year-end 2009.

U.S. Second Lien RMBS: HELOCs and CES

        The Company insures two types of second lien RMBS: those secured by HELOCs and those secured by CES mortgages. HELOCs are revolving lines of credit generally secured by a second lien on a one to four family home. A mortgage for a fixed amount secured by a second lien on a one to four family home is generally referred to as a CES. The Company has material exposure to second lien mortgage loans originated and serviced by a number of parties, but the Company's most significant second lien exposure is to HELOCs originated and serviced by Countrywide, a subsidiary of Bank of America Corporation.

        The delinquency performance of HELOC and CES exposures included in transactions insured by the Company began to deteriorate in 2007, and such transactions, particularly those originated in the period from 2005 through 2007, continue to perform below the Company's original underwriting expectations. While insured securities benefit from structural protections within the transactions designed to absorb collateral losses in excess of previous historical high levels, in many second lien RMBS projected losses now exceed those structural protections.

        The Company believes the primary variables impacting its expected losses in second lien RMBS transactions are the amount and timing of future losses in the collateral pool supporting the transactions and the amount of loans repurchased for breaches of R&W. Expected losses are also a function of the structure of the transaction, the voluntary prepayment rate, typically also referred to as conditional prepayment rate ("CPR") of the collateral: the interest rate environment; and assumptions about the draw rate and loss severity. These variables are: interrelated, difficult to predict and subject to considerable volatility. If actual experience differs from the Company's assumptions, the losses incurred could be materially different from the estimate. The Company continues to update its evaluation of these exposures as new information becomes available.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

6. Financial Guaranty Contracts Accounted for as Insurance (Continued)

        The following table shows the Company's key assumptions used in its calculation of estimated expected losses for these types of policies as of September, 30, 2010, June 30, 2010, March 31, 2010 and December 31, 2009:

Key Assumptions in Base Case Expected Loss Estimates
Second Lien RMBS(1)

HELOC Key Variables	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009
Plateau CDR	4.6 - 25.2%	8.3 - 27.5%	11.5 - 38.0%	10.7 - 40.0%
Final CDR trended down to	0.5 - 3.2%	0.5 - 3.2%	0.5 - 3.2%	0.5 - 3.2%
Expected period until final CDR	24 months	24 months	21 months	21 months
Initial CPR	0.5 - 18.4%	0.9 - 20.1%	0.4 - 13.4%	1.9 - 14.9%
Final CPR	10%	10%	10%	10%
Loss severity	98%	95%	95%	95%
Initial draw rate	0.0 - 4.6%	0.2 - 6.9%	0.2 - 4.8%	0.1 - 2.0%

CES Key Variables	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009
Plateau CDR	6.7 - 27.3%	8.0 - 28.0%	7.4 - 32.7%	21.5 - 44.2%
Final CDR rate trended down to	2.9 - 8.1%	2.9 - 8.1%	2.9 - 8.1%	3.3 - 8.1%
Expected period until final CDR achieved	24 months	24 months	21 months	21 months
Initial CPR	1.0 - 11.8%	0.8 - 10.1%	1.6 - 8.4%	0.8 - 3.6%
Final CPR	10%	10%	10%	10%
Loss severity	98%	95%	95%	95%

(1)
Represents assumptions for most heavily weighted scenario (the "base case").

        For second lien transactions, the Company calculates expected losses in the following fashion: A loan is generally "charged off" by the securitization's servicer once the loan is 180 days past due and therefore the Company's projections assume that a loss is charged off once it is 180 days past due. Most second lien transactions report the amount of loans in five monthly delinquency categories (i.e., 30-59 days past due, 60-89 days past due, 90-119 days past due, 120-149 days past due and 150-179 days past due). The Company estimates the amount of loans that will default over the next five months by calculating current representative liquidation rates (the percent of loans in a given delinquency status that are assumed to ultimately default) from selected transactions and then applying those liquidation rates to the amount of loans in the delinquency categories. The amount of loans projected to default in the first through fifth months are then expressed as CDR, and the average of those CDRs is then used as the basis for calculating defaults after the fifth month. As was the case last quarter, in the base scenario, this CDR (the "plateau CDR") is held constant for one month. Once the plateau period has ended, the CDR is assumed to gradually trend down in uniform increments to its final long-term steady state CDR. In the base scenario, the time over which the CDR trends down to its final CDR is eighteen months. Therefore, in the base case scenario, the total time from the current period to the end of the ramp (when the long-term steady CDR is reached) is 24 months. The long-term steady state CDRs are calculated as the constant conditional default rates that would have

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

6. Financial Guaranty Contracts Accounted for as Insurance (Continued)

yielded the amount of losses originally expected at underwriting. When a second lien loan defaults, there is generally very low recovery. Based on current expectations of future performance, the Company reduced its loss recovery assumption to 2% from 5% (thus increasing its severity from 95% to 98%) in Third Quarter 2010.

        The rate at which the principal amount of a loan is prepaid may impact both the amount of losses projected (which is a function of the CDR and the loan balance over time) as well as the amount of excess spread (which is the excess of the interest paid by the borrowers on the underlying loan over the amount of interest and expenses owed on the insured obligations). In the base case, the current CPR is assumed to continue until the end of the plateau before gradually increasing to the final CPR over the same period the CDR decreases. For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant. The final CPR is assumed to be 10% for both HELOC and CES transactions. This level is much higher than current rates, but lower than the historical average, which reflects the Company's continued uncertainty about performance of the borrowers in these transactions. This pattern is consistent with how the Company modeled the CPR in both the first and second quarter of 2010 and fourth quarter of 2009.

        The Company uses a number of other variables in its second lien loss projections, including the spread between relevant interest rate indices, and HELOC draw rates (the amount of new advances provided on existing HELOCs expressed as a percent of current outstanding advances). For HELOC transactions, the draw rate is assumed to decline from the current level to the final draw rate over a period of three months. The final draw rates were assumed to range from 0.0% to 3.9%.

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

        As in the case of second quarter of 2010, the Company's base case assumed a one month CDR plateau and an 18 month ramp down. Increasing the CDR plateau to 4 months and keeping the ramp down at 18 months would increase the expected loss by approximately $125.5 million for HELOC transactions and $12.7 million for CES transactions. On the other hand, keeping the CDR plateau at one month but decreasing the length of the CDR ramp down back to the 12 month assumption for second quarter of 2010 would decrease the expected loss from those taken by approximately $89.7 million for HELOC transactions and $10.3 million for CES transactions.

U.S. First Lien RMBS: Alt-A, Option ARM, Subprime and Prime

        First lien RMBS are generally categorized in accordance with the characteristics of the first lien mortgage loans on one to four family homes supporting the transactions. The collateral supporting "Subprime RMBS" transactions is comprised of first-lien residential mortgage loans made to subprime borrowers. A "subprime borrower" is one considered to be a higher risk credit based on credit scores or other risk characteristics. Another type of RMBS transaction is generally referred to as "Alt-A

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

6. Financial Guaranty Contracts Accounted for as Insurance (Continued)

RMBS." The collateral supporting such transactions is comprised of first-lien residential mortgage loans made to "prime" quality borrowers who lack certain ancillary characteristics that would make them prime. When more than 66% of the loans originally included in the pool are mortgage loans with an option to make a minimum payment that has the potential to negatively amortize the loan (i.e., increase the amount of principal owed), the transaction is referred to as an "Option ARM." Finally, transactions may be primarily composed of loans made to prime borrowers.

        The performance of the Company's first lien RMBS exposures began to deteriorate in 2007 and such transactions, particularly those originated in the period from 2005 through 2007 and continue to perform below the Company's original underwriting expectations. The Company currently projects first lien collateral losses many times those expected at the time of underwriting. While insured securities benefitted from structural protections within the transactions designed to absorb some of the collateral losses, in many first lien RMBS transactions, projected losses exceed those structural protections.

        The majority of projected losses in first lien RMBS transactions are expected to come from mortgage loans that are delinquent or in foreclosure. An increase in delinquent and foreclosed loans beyond those delinquent and foreclosed last quarter is one of the primary drivers of loss development in this portfolio. In order to determine the number of defaults resulting from these delinquent and foreclosed loans, the Company applies a liquidation rate assumption to loans in each of various delinquency categories. The following table shows the Company's liquidation assumptions for various delinquency categories as of September 30, 2010 and June 30, 2010. The liquidation rate is a standard industry measure that is used to estimate the number of loans in a given aging category that will

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

6. Financial Guaranty Contracts Accounted for as Insurance (Continued)

default within a specified time period. The Company projects these liquidations to occur over two years.

	September 30, 2010	June 30, 2010
30 - 59 Days Delinquent
Alt-A first lien	50%	50%
Alt-A option ARM	50	50
Subprime	45	45
60 - 89 Days Delinquent
Alt-A first lien	65	65
Alt-A option ARM	65	65
Subprime	65	65
90 - Bankruptcy
Alt-A first lien	75	75
Alt-A option ARM	75	75
Subprime	70	70
Foreclosure
Alt-A first lien	85	85
Alt-A option ARM	85	85
Subprime	85	85
Real Estate Owned
Alt-A first lien	100	100
Alt-A option ARM	100	100
Subprime	100	100

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

        Another important driver of loss projections is loss severity, which is the amount of loss the transaction incurs on a loan after the application of net proceeds from the disposal of the underlying property. Loss severities experienced in first lien transactions have reached historical high levels and

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

6. Financial Guaranty Contracts Accounted for as Insurance (Continued)

the Company is assuming that these historical high levels will continue for another year. The Company determines its initial loss severity based on actual recent experience. The Company then assumes that loss severities begin returning to levels consistent with underwriting assumptions beginning in September 2011, and in the base scenario decline over two years to 40%.

        The following table shows the Company's key assumptions used in its calculation of expected losses for these types of policies as of September 30, 2010, June 30, 2010, March 31, 2010 and December 31, 2009:

Key Assumptions in Base Case Expected Loss Estimates of First Lien RMBS Transactions

	September 30, 2010	June 30, 2010	March 31, 2010	As of December 31, 2009
Alt-A First Lien
Plateau CDR	2.2% - 42.2%	2.2% - 40.6%	2.0% - 34.4%	1.5% - 35.7%
Intermediate CDR	0.4% - 7.1%	0.3% - 6.1%	0.3% - 5.2%	0.2% - 5.4%
Final CDR	0.1% - 2.1%	0.1% - 2.0%	0.1% - 1.7%	0.1% - 1.8%
Initial loss severity	60%	60%	60%	60%
Initial CPR	0.0% - 28.5%	0.0% - 16.2%	0.0% - 27.9%	0.0% - 20.5%
Final CPR	10%	10%	10%	10%
Alt-A option ARM
Plateau CDR	12.2% - 31.7%	12.5% - 29.9%	15.1% - 27.4%	13.5% - 27.0%
Intermediate CDR	1.8% - 4.8%	1.9% - 4.5%	2.3% - 4.1%	2.0% - 4.1%
Final CDR	0.6% - 1.6%	0.6% - 1.5%	0.8% - 1.4%	0.7% - 1.4%
Initial loss severity	60%	60%	60%	60%
Initial CPR	0.0% - 10.4%	0.0% - 9.3%	0.0% - 12.3%	0.0% - 3.5%
Final CPR	10%	10%	10%	10%
Subprime
Plateau CDR	7.1% - 33.3%	8.4% - 34.4%	7.8% - 30.4%	7.1% - 29.5%
Intermediate CDR	1.1% - 5.0%	1.3% - 5.2%	1.2% - 4.6%	1.1% - 4.4%
Final CDR	0.4% - 1.7%	0.4% - 1.7%	0.4% - 1.5%	0.4% - 1.5%
Initial loss severity	75%	75%	75%	70%
Initial CPR	0.0% - 15.4%	0.0% - 12.0%	0.0% - 12.5%	0.0% - 12.0%
Final CPR	10%	10%	10%	10%

        The rate at which the principal amount of a loan is prepaid may impact both the amount of losses projected (since that amount is a function of the CDR and the loan balance over time) as well as the amount of excess spread (the amount by which the interest paid by the borrowers on the underlying loan exceeds the amount of interest owed on the insured obligations). The assumption for the CPR follows a similar pattern to that of the CDR. The current level of voluntary prepayments is assumed to continue for the plateau period before gradually increasing over 12 months to the final CPR, which is assumed to be either 10% or 15% depending on the scenario run. For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

6. Financial Guaranty Contracts Accounted for as Insurance (Continued)

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

        In estimating expected losses, the Company modeled and probability weighted sensitivities for first lien transactions by varying its assumptions of how fast an economic recovery is expected to occur. The primary variable when modeling sensitivities was how quickly the CDR returned to its modeled equilibrium, which was defined as 5% of the current CDR. The Company also stressed CPRs and the speed of recovery of loss severity rates. In a somewhat more stressful environment than that of the base case, where the CDR recovery was more gradual and the final CPR was 15% rather than 10%, the Company's expected losses would increase by approximately $11.3 million for Alt-A first liens, $92.9 million for Option ARMs, $16.7 million for subprime and $0.1 million for prime transactions. In an even more stressful scenario where the CDR plateau was extended 3 months (to be 27 months long) before the same more gradual CDR recovery and loss severities were assumed to recover over 4 rather than 2 years (and subprime loss severities were assumed to recover only to 55%), the Company's expected losses would increase by approximately $40.1 million for Alt-A first liens, $193.9 million for Option ARMs, $117.6 million for subprime and $0.6 million for prime transactions. The Company also considered a scenario where the recovery was faster than in its base case. In this scenario, where the CDR plateau was 3 months shorter (21 months, effectively assuming that liquidation rates would improve) and the CDR recovery was more pronounced, the Company's expected losses would decrease by approximately $26.9 million for Alt-A first liens, $92.0 million for Option ARMs, $33.9 million for subprime and $0.5 million for prime transactions.

Breaches of Representations and Warranties

        Performance of the collateral underlying certain first and second lien securitizations has substantially differed from the Company's original expectations. The Company has employed several loan file diligence firms and law firms as well as devoting internal resources to review the mortgage files surrounding many of the defaulted loans. As of September 30, 2010, the Company had performed a detailed review of approximately 28,400 second lien and 7,600 first lien defaulted loan files, representing nearly $2.2 billion in second lien and $3.1 billion in first lien outstanding par of defaulted loans underlying insured transactions, and identified a material number of defaulted loans that breach R&W regarding the characteristics of the loans such as misrepresentation of income or occupation, undisclosed debt and non-compliance with underwriting guidelines at loan origination. The Company continues to review new files as new loans default and as new loan files are made available to it. Following negotiation with the sellers and originators of the breaching loans, as of September 30, 2010, the Company had reached agreement for such sellers and originators to repurchase $280 million of second lien and $110 million of first lien loans. The $280 million for second lien loans represents 2,788 loans and the $110 million for first lien loans represents 285 loans. These are viewed as a recovery on paid losses for second liens and a reduction of expected loss estimates in first lien transactions and, accordingly, have no effect on the Company's exposure. These amounts reflect the negotiated agreements and not legal settlements. See "Recovery Litigation" below for a description of the legal proceedings the Company has commenced.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

6. Financial Guaranty Contracts Accounted for as Insurance (Continued)

        The Company has included in its net expected loss estimates as of September 30, 2010 an estimated benefit from repurchases of $1.3 billion. The amount of benefit recorded as a reduction of expected losses was calculated by extrapolating each transaction's breach rate on defaulted obligations to projected defaults. For second lien loans, the Company has performed sampling to validate this assumption. The Company did not incorporate any gain contingencies or damages from potential litigation in its estimated repurchases. The amount the Company will ultimately recover related to contractual R&W is uncertain and subject to a number of factors including the counterparty's ability to pay, the number and amount of loans determined to have breached R&W and, potentially, negotiated settlements or litigation recoveries. As such, the Company's estimate of recoveries is uncertain and actual amounts realized may differ significantly from these estimates. In arriving at the expected recovery from breaches of R&W, the Company considered the credit worthiness of the provider of R&W, the number of breaches found on defaulted loans, the success rate in resolving these breaches with the provider of the R&W and the potential amount of time until the recovery is realized.

        The calculation of expected recovery from breaches of R&W involved a variety of scenarios which ranged from the Company recovering substantially all of the losses it incurred due to violations of R&W to the Company realizing very limited recoveries. These scenarios were probability weighted in order to determine the recovery incorporated into the Company's reserve estimate. This approach was used for both loans that had already defaulted and those assumed to default in the future. In all cases, recoveries were limited to amounts paid or expected to be paid by the Company.

        The following table represents the Company's total estimated recoveries netted in expected loss to be paid, from defective mortgage loans included in certain first and second lien U.S. RMBS loan securitizations that it insures. The Company had $1.3 billion of estimated recoveries from ineligible loans as of September 30, 2010, of which $0.7 billion is reported in salvage and subrogation recoverable, $0.4 billion is netted in loss and LAE reserves and $0.2 billion is netted in unearned premium reserve.

Rollforward of Estimated Benefit from Recoveries of Representation and Warranty Breaches, Net of Reinsurance

	# of Insurance Policies as of September 30, 2010 with R&W Benefit Recorded	Outstanding Principal and Interest of Policies with R&W Benefit Recorded as of September 30, 2010	Future Net R&W Benefit at December 31, 2009	R&W Development and Accretion of Discount during Year	R&W Recovered During 2010(1)	Future Net R&W Benefit at September 30, 2010
	(dollars in millions)
Prime First Lien	1	$58.5	$—	$1.0	$—	$1.0
Alt-A First Lien	17	1,964.2	64.2	19.8	—	84.0
Alt-A Options ARM	10	2,083.3	203.7	86.8	42.5	248.0
Subprime	—	—	—	—	—	—
CES	3	312.9	76.5	59.5	—	136.0
HELOC	11	3,618.9	828.7	98.1	88.9	837.9

Total	42	$8,037.8	$1,173.1	$265.2	$131.4	$1,306.9

(1)
Includes gross amounts recovered of $154.4 million.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

6. Financial Guaranty Contracts Accounted for as Insurance (Continued)

        The $265.2 million R&W development and accretion of discount during the year in the above table primarily resulted from an increase in loan file reviews, increased success rates in putting back loans, and increased projected defaults on loans with breaches of R&W. The Company assumes that recoveries on HELOC and CES loans will occur in two to four years from the balance sheet date depending on the scenarios and that recoveries on Alt-A, Option ARM and Subprime loans will occur as claims are paid over the life of the transactions.

"XXX" Life Insurance Transactions

        The Company has insured $2.1 billion of net par in "XXX" life insurance reserve securitization transactions based on discrete blocks of individual life insurance business. In these transactions the monies raised by the sale of the bonds insured by the Company were used to capitalize a special purpose vehicle that provides reinsurance to a life insurer or reinsurer. The monies are invested at inception in accounts managed by third-party investment managers. In order for the Company to incur an ultimate net loss on these transactions, adverse experience on the underlying block of life insurance policies and/or credit losses in the investment portfolio would need to exceed the level of credit enhancement built into the transaction structures. In particular, such credit losses in the investment portfolio could be realized in the event that circumstances arise resulting in the early liquidation of assets at a time when their market value is less than their intrinsic value.

        The Company's $2.1 billion in net par of XXX life insurance transactions includes, as of September 30, 2010, a total of $882.5 million of Class A-2 Floating Rate Notes issued by Ballantyne Re p.l.c and Series A-1 Floating Rate Notes issued by Orkney Re II p.l.c ("Orkney Re II"). The Company has rated the Ballantyne Re and Orkney Re II notes BIG. The Ballantyne Re and Orkney Re II XXX transactions had material amounts of their assets invested in U.S. RMBS transactions. Based on its analysis of the information currently available, including estimates of future investment performance provided by the current investment manager, and projected credit impairments on the invested assets and performance of the blocks of life insurance business at September 30, 2010, the Company's gross expected loss, prior to reinsurance or netting of unearned premium, for its two BIG XXX insurance transactions was $74.6 million and its net reserve was $57.9 million.

Public Finance Transactions

        The Company has insured $458.2 billion of public finance transactions across a number of different sectors. Within that category, $4.3 billion is rated BIG, and the company is projecting $66.1 million of expected losses across the portfolio.

        A significant portion of these losses $23.9 million are expected in relation to seven student loan transactions with $487.4 million of net par outstanding. The largest of these losses $18.0 million relates to a transaction backed by a pool of government-guaranteed student loans ceded to AG Re by another monoline insurer. The guaranteed bonds were issued as variable rate demand obligations that have since been "put" to the bank liquidity providers and now bear a high rate of interest. The Company has estimated its losses based upon a weighting of potential outcomes.

        The Company has also projected estimated losses of $19.1 million on its total net par outstanding of $512 million on Jefferson County Alabama Sewer Authority exposure. This estimate is based

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

6. Financial Guaranty Contracts Accounted for as Insurance (Continued)

primarily on the Company's view of how much debt the Authority should be able to support under certain probability-weighted scenarios.

        The Company has $166.0 million of net par exposure to the city of Harrisburg, Pennsylvania, of which $95.3 million is BIG. The Company has paid $0.8 million in net claims to date, and expects a full recovery.

Other Sectors and Transactions

        The Company continues to closely monitor other sectors and individual financial guaranty insurance transactions it feels warrant the additional attention, including, as of September 30, 2010, its commercial mortgage exposure of $925.2 million of net par, its trust preferred securities ("TruPS") collateralized debt obligations ("CDOs") exposure of $1.1 billion, its insurance on a financing of 78 train sets (one train set being composed of eight cars) for an Australian commuter railway for $583 million net par and its U.S. health care exposure of $21.7 billion of net par.

Recovery Litigation

        As of the date of this filing, the Company has filed lawsuits with regard to four second lien U.S. RMBS transactions insured by the Company, alleging breaches of R&W both in respect of the underlying loans in the transactions and the accuracy of the information provided to the Company, and failure to cure or repurchase defective loans identified by the Company to such persons. These transactions consist of the ACE Securities Corp. Home Equity Loan Trust, Series 2006-GP1, the ACE Securities Corp. Home Equity Loan Trust, Series 2007-SL2 and the ACE Securities Corp. Home Equity Loan Trust, Series 2007-SL3 transactions (in each of which the Company has sued DB Structured Products, Inc. and its affiliate ACE Securities Corp.) and the SACO I Trust 2005-GP1 transaction (in which the Company has sued JPMorgan Chase & Co.'s affiliate EMC Mortgage Corporation).

        The Company has also filed a lawsuit against UBS Securities LLC and Deutsche Bank Securities, Inc., as underwriters, as well as several named and unnamed control persons of IndyMac Bank, FSB and related IndyMac entities, with regard to two U.S. RMBS transactions that the Company had insured, alleging violations of state securities laws and breach of contract, among other claims. One of these transactions (referred to as IndyMac Home Equity Loan Trust 2007-H1) is a second lien transaction and the other (referred to as IndyMac IMSC Mortgage Loan Trust 2007-HOA-1) is a first lien transaction.

        On December 19, 2008, the Company sued J.P. Morgan Investment Management Inc. ("JPMIM"), the investment manager in the Orkney Re II transaction, in New York Supreme Court ("Court") alleging that JPMIM engaged in breaches of fiduciary duty, gross negligence and breaches of contract based upon its handling of the investments of Orkney Re II. On January 28, 2010 the Court ruled against the Company on a motion to dismiss filed by JPMIM. Oral argument on the Company's appeal was heard before the Appellate Division on May 26, 2010.

        During the three months ended June 30, 2010, the Company sued JPMorgan Chase Bank, N.A. and JPMorgan Securities, Inc. (together, "JPMorgan"), the underwriter of debt issued by Jefferson County, in New York Supreme Court alleging that JPMorgan induced the Company to issue its insurance policies in respect of such debt through material and fraudulent misrepresentations and

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

6. Financial Guaranty Contracts Accounted for as Insurance (Continued)

omissions, including concealing that it had secured its position as underwriter and swap provider through bribes to Jefferson County commissioners and others. The Company has made debt service payments during the year and expects to make additional payments in the near term. The Company is continuing its risk remediation efforts for this exposure.

        In Third Quarter 2010, the Company, together with TD Bank, National Association, and Manufacturers and Traders Trust Company filed a complaint in the Court of Common Pleas in the Supreme Court of Pennsylvania against The Harrisburg Authority (the "Authority"), The City of Harrisburg, Pennsylvania (the "City"), and the Treasurer of the City in connection with certain Resource Recovery Facility bonds and notes issued by the Authority, alleging, among other claims, breach of contract by both the Authority and the City, and seeking remedies including an order compelling the Authority to pay all unpaid and past due principal and interest and to charge and collect sufficient rates, rental and other charges adequate to carry out its pledge of revenues and receipts; an order compelling the City to budget for, impose and collect taxes and revenues sufficient to satisfy its obligations; and the appointment of a receiver for the Authority.

7. Credit Derivatives

        Certain financial guaranty contracts written in credit derivative form, principally in the form of insured CDS contracts, have been deemed to meet the definition of a derivative under GAAP, which requires that an entity recognize the fair value of derivatives as either assets or liabilities in the consolidated balance sheet with changes in fair value recorded in the consolidated statements of operations.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

7. Credit Derivatives (Continued)

and payable and received and receivable related to insured credit events under these contracts, ceding commissions (expense) income and realized gains or losses related to their early termination.

        The following table disaggregates realized gains and other settlements on credit derivatives into its component parts:

Realized Gains and Other Settlements on Credit Derivatives

	Third Quarter		Nine Months
	2010	2009	2010	2009
	(in millions)
Net credit derivative premiums received and receivable	$49.8	$57.4	$154.2	$114.9
Net Ceding commissions (paid and payable) received and receivable	0.9	—	2.9	—

Realized gains on credit derivatives	50.7	57.4	157.1	114.9
Net credit derivative losses (paid and payable) recovered and recoverable	1.7	14.3	(39.6)	5.2

Total realized gains and other settlements on credit derivatives	$52.4	$71.7	$117.5	$120.1

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

7. Credit Derivatives (Continued)

        The components of the Company's change in unrealized gains (losses) on credit derivatives are as follows:

Change in Unrealized Gains (Losses) on Credit Derivatives

	Third Quarter		Nine Months
Asset Type	2010	2009	2010	2009
	(in millions)
Financial Guaranty Direct:
Pooled corporate obligations:
CLOs/CBOs	$(1.4)	$23.9	$1.9	$(51.9)
Synthetic investment grade pooled corporate	0.3	(21.6)	(3.7)	(18.7)
Synthetic high yield pooled corporate	(2.9)	24.0	11.6	24.0
TruPS CDOs	(11.6)	(32.3)	53.6	(32.7)
Market value CDOs of corporate obligations	(0.4)	(0.8)	(0.1)	(8.1)
CDO of CDOs (corporate)	—	6.6	—	6.4

Total pooled corporate obligations	(16.0)	(0.2)	63.3	(81.0)
U.S. RMBS:
Alt-A Option ARMs and Alt-A first lien	(205.1)	(50.2)	(44.6)	(296.1)
Subprime first lien (including NIMs)	(8.1)	(25.9)	(7.2)	(22.2)
Prime first lien	(17.2)	(4.2)	2.2	(74.9)
CES and HELOCs	1.6	8.4	(4.3)	8.4

Total U.S. RMBS	(228.8)	(71.9)	(53.9)	(384.8)
CMBS	0.4	0.1	10.2	(31.9)
Other(1)	(40.4)	(104.9)	(17.0)	81.6

Total Financial Guaranty Direct	(284.8)	(176.9)	2.6	(416.1)
Financial Guaranty Reinsurance	(0.1)	(28.4)	(0.3)	(16.5)

Total	$(284.9)	$(205.3)	$2.3	$(432.6)

(1)
"Other" includes all other U.S. and international asset classes, such as commercial receivables, international infrastructure, international RMBS securities, and pooled infrastructure securities.

        Net unrealized gains (losses) on credit derivatives represent the adjustments for changes in fair value in excess of realized gains and other settlements that are recorded in each reporting period. Changes in unrealized gains and losses on credit derivatives are reflected in the consolidated statements of operations. Fair value of credit derivatives is reflected as either net assets or net liabilities determined on a contract by contract basis in the Company's consolidated balance sheets. Unrealized gains and losses resulting from changes in the fair value of credit derivatives occur primarily because of changes in interest rates, credit spreads, credit ratings of the referenced entities, realized gains and other settlements, and the issuing company's own credit rating, credit spreads and other market factors. Except for estimated credit impairments, the unrealized gains and losses on credit derivatives is expected to reduce to zero as the exposure approaches its maturity date.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

7. Credit Derivatives (Continued)

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

        In the Third Quarter 2010, U.S RMBS unrealized fair value losses were generated primarily in the Alt-A option ARM and Alt-A first lien sector due to wider implied net spreads. These transactions were pricing above their floor levels (or the minimum rate at which the Company would consider assuming these risks based on historical experience); therefore when the cost of purchasing credit default swap ("CDS") protection on AGC and AGM declined, which management refers to as the CDS spread on AGC or AGM, the implied spreads that the Company would expect to receive on these transactions increased. The unrealized fair value loss within the TruPS CDO and Other asset classes resulted from wider implied spreads. The loss in Other was primarily attributable to a XXX life securitization transaction. In the Nine Months 2010, the Company recorded a small unrealized fair value gain. During this period, AGC's and AGM's spreads widened. Declines in fair value before considering the Company's own credit were offset by gains due to the widening of the Company's own CDS spread.

        Third Quarter 2009 unrealized fair value losses were generated primarily by wider implied spreads on Alt-A Option ARMs and Alt-A first lien transactions included in the U.S. RMBS sector, as well as a U.S. infrastructure transaction, a XXX life insurance securitization and a film securitization, included in the Other sector. Nine Months 2009 unrealized fair value losses were generated primarily by wider implied spreads in the U.S RMBS sector, in particular Alt-A Option ARMs and Alt-A first lien transactions.

        With considerable volatility continuing in the market, unrealized gains (losses) on credit derivatives may fluctuate significantly in future periods.

        The impact of changes in credit spreads will vary based upon the volume, tenor, interest rates, and other market conditions at the time these fair values are determined. In addition, since each transaction has unique collateral and structural terms, the underlying change in fair value of each transaction may vary considerably. The fair value of credit derivative contracts also reflects the change in the Company's own credit cost based on the price to purchase credit protection on AGC and AGM. The Company determines its own credit risk based on quoted CDS prices traded on the Company at each balance sheet date. Generally, a widening of the CDS prices traded on AGC and AGM has an effect of offsetting unrealized losses that result from widening general market credit spreads, while a narrowing of the CDS prices traded on AGC and AGM has an effect of offsetting unrealized gains that result from narrowing general market credit spreads. An overall narrowing of spreads generally results in an unrealized gain on credit derivatives for the Company and an overall widening of spreads generally results in an unrealized loss for the Company.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

7. Credit Derivatives (Continued)

Effect of the Company's Credit Spread on Credit Derivatives Fair Value

	As of September 30, 2010	As of December 31, 2009
	(dollars in millions)
Quoted price of CDS contract (in basis points):
AGC	893	634
AGM	645	541
Fair value of CDS contracts:
Before considering implication of the Company's credit spreads	$(5,426.0)	$(5,830.8)
After considering implication of the Company's credit spreads	$(1,705.1)	$(1,542.1)

        As of September 30, 2010, AGC's and AGM's credit spreads remained relatively wide compared to pre-2007 levels, as did general market spreads. The $5.4 billion liability as of September 30, 2010, which represents the fair value of CDS contracts before considering the implications of AGC's and AGM's credit spreads, is a direct result of continued wide credit spreads in the fixed income security markets, and ratings downgrades. The asset classes that remain most affected are recent vintages of Subprime RMBS and Alt-A deals, as well as trust-preferred securities. When looking at September 30, 2010 compared to December 31, 2009, there was tightening of general market spreads as well as a run-off in net par outstanding, resulting in a gain of approximately $404.8 million before taking into account AGC or AGM's credit spreads.

        Management believes that the trading level of AGC's and AGM's credit spreads are due to the correlation between AGC's and AGM's risk profile and that experienced currently by the broader financial markets and increased demand for credit protection against AGC and AGM as the result of its direct segment financial guaranty volume as well as the overall lack of liquidity in the CDS market. Offsetting the benefit attributable to AGC's and AGM's credit spread were declines in fixed income security market prices primarily attributable to widening spreads in certain markets as a result of the continued deterioration in credit markets and some credit rating downgrades. The higher credit spreads in the fixed income security market are due to the lack of liquidity in the high yield CDO and collateralized loan obligation ("CLO") markets as well as continuing market concerns over the most recent vintages of subprime RMBS and CMBS.

  Ratings Sensitivities of Credit Derivative Contracts

        Some of the Company's CDS have rating triggers that allow the CDS counterparty to terminate in the case of a rating downgrade. If the ratings of certain of the Company's insurance subsidiaries were reduced below certain levels and the Company's counterparty elected to terminate the CDS, the Company could be required to make a termination payment on certain of its credit derivative contracts, as determined under the relevant documentation. Under certain documents, the Company may have the right to cure the termination event by posting collateral, assigning its rights and obligations in respect of the transactions to a third party or seeking a third party guaranty of the obligations of the Company. In November 2010, the Company and one of its CDS counterparties amended the ISDA master agreement between them to eliminate the additional termination event that would be triggered in the event of a rating downgrade of AGC and to amend AGC's collateral posting requirement

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

7. Credit Derivatives (Continued)

discussed below. The Company now has three remaining ISDA master agreements under which the applicable counterparty could elect to terminate transactions upon a rating downgrade of AGC: if AGC's ratings were downgraded to BBB- or Baa3, $100 million in par insured could be terminated by one counterparty; and if AGC's ratings were downgraded to BB+ or Ba1, approximately $2.9 billion in par insured could be terminated by the other two counterparties. As of the date of this filing, none of AG Re, Assured Guaranty Re Overseas Ltd. ("AGRO") or AGM had any material CDS exposure subject to termination based on its rating. The Company does not believe that it can accurately estimate the termination payments it could be required to make if, as a result of any such downgrade, a CDS counterparty terminated its CDS contracts with the Company. These payments could have a material adverse effect on the Company's liquidity and financial condition.

        Under a limited number of other CDS contracts, the Company may be required to post eligible securities as collateral—generally cash or U.S. government or agency securities. For certain of such contracts, this requirement is based on a mark-to-market valuation, as determined under the relevant documentation, in excess of contractual thresholds that decline or are eliminated if the ratings of certain of the Company's insurance subsidiaries decline. Under other contracts, the Company has negotiated caps such that the posting requirement cannot exceed a certain amount. After giving effect to the November 2010 amendment of an ISDA master agreement discussed above and without giving effect to thresholds that apply at current ratings, the amount of par that is subject to collateral posting is approximately $19.0 billion, for which the Company has agreed to post approximately $753.2 million of collateral. The Company may be required to post additional collateral from time to time, depending on its ratings and on the market values of the transactions subject to the collateral posting. Counterparties have agreed that for approximately $18.3 billion of that $19.0 billion, the maximum amount that the Company could be required to post is capped at $635 million at current rating levels (which amount is included in the $753.2 million as to which the Company has agreed to post). Such cap increases by $50 million to $685 million in the event AGC's ratings are downgraded to A+ or A3.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

7. Credit Derivatives (Continued)

  Sensitivity to Changes in Credit Spread

        The following table summarizes the estimated change in fair values on the net balance of the Company's credit derivative positions assuming immediate parallel shifts in credit spreads on AGC and AGM and on the risks that they both assume:

	As of September 30, 2010
Credit Spreads(1)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss) (Pre-Tax)
	(in millions)
100% widening in spreads	$(3,721.2)	$(2,016.1)
50% widening in spreads	(2,722.4)	(1,017.3)
25% widening in spreads	(2,217.6)	(512.5)
10% widening in spreads	(1,913.2)	(208.1)
Base Scenario	(1,705.1)	—
10% narrowing in spreads	(1,562.8)	142.3
25% narrowing in spreads	(1,346.0)	359.1
50% narrowing in spreads	(990.0)	715.1

(1)
Includes the effects of spreads on both the underlying asset classes and the Company's own credit spread.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

7. Credit Derivatives (Continued)

  Credit Derivative Net Par Outstanding by Sector

        The estimated remaining weighted average life of credit derivatives was 5.6 years at September 30, 2010 and 6.0 years at December 31, 2009. The components of the Company's credit derivative net par outstanding as of September 30, 2010 and December 31, 2009 are:

Net Par Outstanding on Credit Derivatives

	As of September 30, 2010				As of December 31, 2009
Asset Type	Original Subordination(1)	Current Subordination(1)	Net Par Outstanding	Weighted Average Credit Rating(2)	Original Subordination(1)	Current Subordination(1)	Net Par Outstanding	Weighted Average Credit Rating(2)
	(dollars in millions)
Financial Guaranty Direct:
Pooled corporate obligations:
CLOs/CBOs	32.1%	29.7%	$47,307	AAA	31.1%	27.4%	$49,447	AAA
Synthetic IG pooled corporate(3)	19.2	17.7	15,038	AAA	19.2	17.7	14,652	AAA
Synthetic high yield pooled corporate	38.1	33.3	9,537	AAA	36.7	34.4	11,040	AAA
TruPS CDOs	46.6	33.3	5,816	BB+	46.6	37.3	6,041	BBB-
Market value CDOs of corporate obligations	35.6	38.7	4,980	AAA	32.1	36.9	5,401	AAA

Total pooled corporate obligations	31.7	28.7	82,678	AAA	30.9	27.9	86,581	AAA
U.S. RMBS:
Alt-A option ARMs and Alt-A first lien	20.0	18.1	4,859	B+	20.3	22.0	5,662	BB
Subprime first lien (including NIMs)	27.5	57.2	4,625	A+	27.6	52.4	4,970	A+
Prime first lien	10.9	10.4	498	B	10.9	11.1	560	BB
CES and HELOCs	—	18.7	87	B	—	19.2	111	B

Total U.S. RMBS	22.9	35.4	10,069	BBB-	22.9	34.6	11,303	BBB
CMBS	29.6	32.0	6,967	AAA	28.5	30.9	7,191	AAA
Other	—	—	14,699	AA-	—	—	15,700	AA-

Total Financial Guaranty Direct			114,413	AA+			120,775	AA+
Financial Guaranty Reinsurance			1,621	AA-			1,642	AA-

Total			$116,034	AA+			$122,417	AA+

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

(3)
Increase in net par outstanding in the synthetic IG pooled corporate sector is due principally to the reassumption of a previously ceded book of business.

        The Company's exposure to pooled corporate obligations is highly diversified in terms of obligors and, except in the case of TruPS CDOs, industries. Most pooled corporate transactions are structured to limit exposure to any given obligor and industry. The majority of the Company's pooled corporate

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

7. Credit Derivatives (Continued)

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

        The Company's exposure to "Other" CDS contracts is also highly diversified. It includes $4.3 billion of exposure to four pooled infrastructure transactions comprised of diversified pools of international infrastructure project transactions and loans to regulated utilities. These pools were all structured with underlying credit enhancement sufficient for the Company to attach at super senior AAA levels. The remaining $10.4 billion of exposure in "Other" CDS contracts is comprised of numerous deals typically structured with significant underlying credit enhancement and spread across various asset classes, such as commercial receivables, international RMBS securities, infrastructure, regulated utilities and consumer receivables. The following table summarizes net par outstanding by rating of the Company's direct credit derivatives as of September 30, 2010 and December 31, 2009.

Distribution of Direct Credit Derivative Net Par Outstanding by Rating(1)

	September 30, 2010		December 31, 2009
Ratings (1)	Net Par Outstanding	% of Total	Net Par Outstanding	% of Total
	(dollars in millions)
Super Senior	$32,861	28.7%	$41,307	34.2%
AAA	51,547	45.1	40,065	33.2
AA	8,392	7.3	14,613	12.1
A	6,585	5.8	8,255	6.8
BBB	6,673	5.8	9,076	7.5
BIG	8,355	7.3	7,459	6.2

Total direct credit derivative net par outstanding	$114,413	100.0%	$120,775	100.0%

(1)
Assured Guaranty's internal rating. The Company's ratings scale is similar to that used by the nationally recognized rating agencies; however, the ratings in the above table may not be the same as ratings assigned by any nationally recognized rating agency. The super senior category, which is not generally used by rating agencies, is used by the Company in instances where Assured Guaranty's AAA-rated exposure on its internal rating scale has additional credit enhancement due to either (1) the existence of another security rated AAA that is subordinated to Assured

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

7. Credit Derivatives (Continued)

  Guaranty's exposure or (2) Assured Guaranty's exposure benefiting from a different form of credit enhancement that would pay any claims first in the event that any of the exposures incurs a loss, and such credit enhancement, in management's opinion, causes Assured Guaranty's attachment point to be materially above the AAA attachment point.

        The following tables present additional details about the Company's unrealized gain or loss on credit derivatives associated with U.S. RMBS by vintage for the Third Quarter 2010 and Nine Months 2010:

U.S. Residential Mortgage-Backed Securities

Vintage	Original Subordination(1)	Current Subordination(1)	Net Par Outstanding (in millions)	Weighted Average Credit Rating(2)	Third Quarter 2010 Unrealized Gain (Loss) (in millions)	Nine Months 2010 Unrealized Gain (Loss) (in millions)
2004 and Prior	6.1%	19.4%	$161	A	$(0.5)	$(0.2)
2005	26.9	61.9	3,170	AA-	(1.9)	(0.2)
2006	28.3	43.2	1,662	BBB	(9.1)	(8.0)
2007	18.9	15.9	5,076	B	(217.3)	(45.5)
2008	—	—	—	—	—	—
2009	—	—	—	—	—	—
2010	—	—	—	—	—	—

Total	22.9%	35.4%	$10,069	BBB-	$(228.8)	$(53.9)

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

7. Credit Derivatives (Continued)

        The following table presents additional details about the Company's unrealized gain or loss on credit derivatives associated with CMBS transactions by vintage for the Third Quarter 2010 and Nine Months 2010:

Commercial Mortgage-Backed Securities

Vintage	Original Subordination(1)	Current Subordination(1)	Net Par Outstanding (in millions)	Weighted Average Credit Rating(2)	Third Quarter 2010 Unrealized Gain (Loss) (in millions)	Nine Months 2010 Unrealized Gain (Loss) (in millions)
2004 and Prior	28.7%	43.7%	$539	AAA	$(0.1)	$0.2
2005	17.6	25.2	682	AAA	(0.1)	0.2
2006	28.4	28.5	4,331	AAA	0.7	5.7
2007	39.4	41.7	1,415	AAA	(0.1)	4.1
2008	—	—	—	—	—	—
2009	—	—	—	—	—	—
2010	—	—	—	—	—	—

Total	29.6%	32.0%	$6,967	AAA	$0.4	$10.2

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

8. Consolidation of VIEs

        The Company has exposure to VIEs through the issuance of financial guaranty insurance contracts that typically ensure the timely payment of principal and interest to the holders of VIE debt. As part of the terms of its insurance contracts, at the outset of a contract, the Company obtains certain protective rights with respect to the VIE that are triggered by the occurrence of certain events, such as failure to be in compliance with a covenant due to poor deal performance or a deterioration in a servicer or collateral manager's financial condition. At deal inception, the Company typically is not deemed to control a VIE; however, once a trigger event occurs, the Company's control of the VIE typically increases.

        Under accounting rules previously in effect, the Company determined whether it was the primary beneficiary (i.e., the variable interest holder required to consolidate a VIE) of a VIE by first performing a qualitative analysis of the VIE that included, among other factors, its capital structure, contractual terms, which variable interests create or absorb variability, related party relationships and the design of the VIE. The Company performed a quantitative analysis when qualitative analysis was not conclusive.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

8. Consolidation of VIEs (Continued)

        The accounting guidance effective January 1, 2010 requires the Company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise that has both 1) the power to direct the activities of a VIE that most significantly impact the entity's economic performance; and 2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Additionally, this guidance requires an ongoing reassessment of whether the Company is the primary beneficiary of a VIE.

        Pursuant to the new accounting guidance, the Company evaluated its power to direct the significant activities that most significantly impact the economic performance of VIEs that have debt obligations insured by the Company and, accordingly, where the Company is obligated to absorb VIE losses that could potentially be significant to the VIE. The Company determined that it is the primary beneficiary of 23 VIEs at September 30, 2010 based on the assessment of its control rights over servicer or collateral manager replacement, given that servicing/managing collateral were deemed to be the VIEs' most significant activities. As a result of changes in control rights during the Third Quarter 2010, three additional VIEs were consolidated, resulting in an increase in financial guaranty variable interest entities' assets net of $422.1 million, an increase in financial guaranty variable interest entities' liabilities of $438.5 million and a net loss on consolidation of $3.2 million, which was included in "financial guaranty variable interest entities' revenues" in the consolidated statement of operations. The Company is not primarily liable for the debt obligations issued by the VIEs and would only be required to make payments on these debt obligations in the event that the issuer of such debt obligations defaults on any principal or interest due. The Company's creditors do not have any rights with regard to the assets of the VIEs.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

8. Consolidation of VIEs (Continued)

        The table below shows the carrying value of the consolidated VIE assets and liabilities in the Company's unaudited interim consolidated financial statements, segregated by the types of assets held by VIEs that collateralize their respective debt obligations:

Consolidated VIEs

	As of September 30, 2010		As of December 31, 2009
	Assets	Liabilities	Assets	Liabilities
	(in millions)
HELOCs	$714.6	$792.6	$—	$—
First liens	520.4	586.1	—	—
Alt-A second liens	100.8	123.0	—	—
Automobile loans	548.9	548.9	—	—
Life insurance	303.7	303.7	—	—
Credit card loans	108.3	108.3	233.4	233.1
Health care receivables	—	—	211.8	212.5
Consumer loans	—	—	199.2	199.2
Gas pipeline tariffs	—	—	117.9	117.9

Total	$2,296.7	$2,462.6	$762.3	$762.7

        The table below shows the revenues and expenses of the consolidated VIEs:

	Third Quarter		Nine Months
	2010	2009	2010	2009
	(in millions)
Revenues:
Financial guaranty variable interest entities' revenues:
Interest income	$49.7	$—	$165.0	$—
Net realized and unrealized gains (losses) on assets	26.8	4.9	(103.4)	4.9

Financial guaranty variable interest entities' revenues	$76.5	$4.9	$61.6	$4.9

Expenses:
Financial guaranty variable interest entities' expenses:
Interest expense	$19.0	$—	$63.7	$—
Net realized and unrealized (gains) losses on liabilities with recourse	(169.5)	10.2	(245.4)	10.2
Net realized and unrealized (gains) losses on liabilities without recourse	(0.2)	—	(14.6)	—
Other expenses	24.0	—	64.8	—

Financial guaranty variable interest entities' expenses	$(126.7)	$10.2	$(131.5)	$10.2

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

8. Consolidation of VIEs (Continued)

        The financial reports of the consolidated VIEs are prepared by outside parties and are not available within the time constraints that the Company requires to ensure the financial accuracy of the operating results. As such, the financial results of the 23 VIEs are consolidated on a one quarter lag.

        At December 31, 2009, the Company consolidated four VIEs that had issued debt obligations insured by the Company. Under the new accounting guidance, consolidation was no longer required and, accordingly, the four VIEs were deconsolidated at fair value, which was approximately $791.9 million in VIE assets and $788.7 million in VIE liabilities at the date of adoption. The impact of this deconsolidation is included in the "Transition Adjustment" amounts below.

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

	As of December 31, 2009	Transition Adjustment	As of January 1, 2010
	(in millions)
Assets:
Premiums receivable, net of ceding commissions payable	$1,418.2	$(19.1)	$1,399.1
Deferred tax asset, net	1,158.2	111.2	1,269.4
Financial guaranty variable interest entities' assets	762.3	1,163.0	1,925.3
Total assets	16,802.7	1,255.1	18,057.8
Liabilities and shareholders' equity:
Unearned premium reserves	8,400.2	(129.9)	8,270.3
Loss and loss adjustment expense reserve	289.5	16.9	306.4
Financial guaranty variable interest entities' liabilities with recourse	762.7	1,348.2	2,110.9
Financial guaranty variable interest entities' liabilities without recourse	—	226.0	226.0
Total liabilities	13,282.6	1,461.2	14,743.8
Retained earnings	789.9	(206.5)	583.4
Total shareholders' equity attributable to Assured Guaranty Ltd.	3,520.5	(206.5)	3,314.0
Noncontrolling interest of financial guaranty variable interest entities	(0.4)	0.4	—
Total shareholders' equity	3,520.1	(206.1)	3,314.0
Total liabilities and shareholders' equity	16,802.7	1,255.1	18,057.8

Non-Consolidated VIEs

        To date, the results of qualitative and quantitative analyses have indicated that the Company does not have a majority of the variability in any other VIEs and, as a result, are not consolidated in the Company's unaudited interim consolidated financial statements. The Company's exposure provided through its financial guaranties with respect to debt obligations of SPEs is included within net par outstanding in Note 4.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

9. Fair Value of Financial Instruments

        The carrying amount and estimated fair value of the Company's financial instruments are presented in the following table:

Fair Value of Financial Instruments

	As of September 30, 2010		As of December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Assets:
Fixed maturity securities	$9,775.8	$9,775.8	$9,139.9	$9,139.9
Short-term investments	907.7	907.7	1,668.3	1,668.3
Assets acquired in refinancing transactions	133.2	144.1	152.4	160.1
Credit derivative assets	475.6	475.6	492.5	492.5
Committed capital securities, at fair value	15.3	15.3	9.5	9.5
Financial guaranty VIE assets	2,296.7	2,296.7	—	—
Other assets	143.4	143.4	18.5	18.5
Liabilities:
Financial guaranty insurance contracts(1)	5,038.5	5,748.8	5,971.8	7,020.5
Long-term debt	923.8	1,024.1	917.4	927.8
Note payable	132.1	137.6	149.1	148.5
Credit derivative liabilities	2,180.7	2,180.7	2,034.6	2,034.6
Financial guaranty VIE liabilities with recourse	2,225.7	2,225.7	762.7	762.7
Financial guaranty VIE liabilities without recourse	236.9	236.9	—	—
Other liabilities	0.1	0.1	0.1	0.1

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

9. Fair Value of Financial Instruments (Continued)

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
As of September 30, 2010

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Investment portfolio, available-for-sale:
Fixed maturity securities
U.S. government and agencies	$1,110.2	$—	$1,110.2	$—
Obligations of state and political subdivisions	5,091.6	—	5,091.6	—
Corporate securities	989.9	—	989.9	—
Mortgage-backed securities:
RMBS	1,279.1	—	1,163.4	115.7
CMBS	367.5	—	367.5	—
Asset-backed securities	574.0	—	345.1	228.9
Foreign government securities	363.5	—	363.5	—

Total fixed maturity securities	9,775.8	—	9,431.2	344.6
Short-term investments	907.7	582.2	325.5	—
Assets acquired in refinancing transactions(1)	31.0	—	21.3	9.7
Credit derivative assets	475.6	—	—	475.6
Committed capital securities, at fair value	15.3	—	15.3	—
Financial guaranty VIE assets	2,296.7	—	—	2,296.7
Other assets	143.4	15.7	—	127.7

Total assets	$13,645.5	$597.9	$9,793.3	$3,254.3

Liabilities:
Credit derivative liabilities	$2,180.7	$—	$—	$2,180.7
Financial guaranty VIE liabilities with recourse	2,225.7	—	—	2,225.7
Financial guaranty VIE liabilities without recourse	236.9	—	—	236.9
Other liabilities	0.1	—	0.1	—

Total liabilities	$4,643.4	$—	$0.1	$4,643.3

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

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

(1)
Includes mortgage loans that are fair valued on a non-recurring basis. At September 30, 2010 and December 31, 2009, such investments were carried at their market value of $9.7 million and $11.1 million, respectively. The mortgage loans are classified as Level 3 of the fair value hierarchy as there are significant unobservable inputs used in the valuation of such loans. An indicative dealer quote is used to price the non-performing portion of these mortgage loans. The performing loans are valued using management's determination of future cash flows arising from these loans, discounted at the rate of return that would be required by a market participant. This rate of return is based on indicative dealer quotes.

Fixed Maturity Securities and Short-term Investments

        The fair value of bonds in the Investment Portfolio is generally based on quoted market prices received from third party pricing services or alternative pricing sources with reasonable levels of price transparency. Such quotes generally consider a variety of factors, including recent trades of the same

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

9. Fair Value of Financial Instruments (Continued)

and similar securities. If quoted market prices are not available, the valuation is based on pricing models that use dealer price quotations, price activity for traded securities with similar attributes and other relevant market factors as inputs, including security type, rating, vintage, tenor and its position in the capital structure of the issuer. The Company considers securities prices from pricing services, index providers or broker-dealers to be Level 2 in the fair value hierarchy. Prices determined based upon model processes are considered to be Level 3 in the fair value hierarchy. The Company used model processes to price 28 fixed maturity securities as of September 30, 2010 and these securities were classified as Level 3.

        Broker-dealer quotations obtained to price securities are generally considered to be indicative and are nonactionable (i.e. non-binding).

        The Company did not make any internal adjustments to prices provided by its third party pricing service.

Committed Capital Securities

        The fair value of committed capital securities ("CCS") represents the difference between the present value of remaining expected put option premium payments under AGC's CCS (the "AGC CCS Securities") and AGM Committed Preferred Trust Securities (the "AGM CPS Securities") agreements and the value of such estimated payments based upon the quoted price for such premium payments as of the reporting dates (see Note 16). Changes in fair value of the AGM CPS and AGC CCS securities are included in the consolidated statement of operations. The significant market inputs used are observable, therefore, the Company classified this fair value measurement as Level 2.

Financial Guaranty Contracts

        The fair value of the Company's financial guaranty contracts was based on management's estimate of what a similarly rated financial guaranty insurance company would demand to acquire the Company's in-force book of financial guaranty insurance business. This amount was based on the pricing assumptions management has observed in recent portfolio transfers that have occurred in the financial guaranty market and included adjustments to the carrying value of unearned premium reserve for stressed losses and ceding commissions. The significant inputs for stressed losses and ceding commissions were not readily observable inputs. The Company accordingly classified this fair value measurement as Level 3.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

9. Fair Value of Financial Instruments (Continued)

Financial Guaranty Credit Derivatives

        The Company's credit derivatives consist primarily of insured CDS contracts, and also include NIM securitizations and interest rate swaps. The Company does not typically terminate its credit derivative contracts, and there are no quoted prices for its instruments or for similar instruments. Observable inputs other than quoted market prices exist; however, these inputs reflect contracts that do not contain terms and conditions similar to the credit derivative contracts issued by the Company. Therefore, the valuation of credit derivative contracts requires the use of models that contain significant, unobservable inputs. The Company accordingly believes the credit derivative valuations are in Level 3 in the fair value hierarchy.

        The fair value of the Company's credit derivative contracts represents the difference between the present value of remaining expected net premiums the Company receives or pays for the credit protection and the estimated present value of premiums that a comparable credit-worthy financial guarantor would hypothetically charge or pay the Company for the same protection at the balance sheet date. The fair value of the Company's credit derivatives depends on a number of factors, including notional amount of the contract, expected term, credit spreads, changes in interest rates, the credit ratings of referenced entities, the Company's own credit risk and remaining contractual cash flows. The expected remaining contractual cash flows are the most readily observable inputs since they are based on the CDS contractual terms. These cash flows include net premiums and claims to be received or paid under the terms of the contract.

        Market conditions at September 30, 2010 were such that market prices of the Company's CDS contracts were not generally available. Since market prices were not available, the Company used proprietary valuation models that used both unobservable and observable market data inputs such as various market indices, credit spreads, the Company's own credit spread, and estimated contractual payments to estimate the fair value of its credit derivatives. These models are primarily developed internally based on market conventions for similar transactions.

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

        Valuation models include management estimates and current market information. Management is also required to make assumptions on how the fair value of credit derivative instruments is affected by current market conditions. Management considers factors such as current prices, charged for similar agreements, when available, performance of underlying assets, life of the instrument, and the nature

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

9. Fair Value of Financial Instruments (Continued)

and extent of activity in the financial guaranty credit derivative marketplace. The assumptions that management uses to determine the fair value may change in the future due to market conditions. Due to the inherent uncertainties of the assumptions used in the valuation models to determine the fair value of these credit derivative products, actual experience may differ from the estimates reflected in the Company's unaudited interim consolidated financial statements and the differences may be material.

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

  •
  The weighted average life which is based on expected remaining contractual cash flows and debt service schedules, which are the most readily observable inputs since they are based on the CDS contractual terms.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

9. Fair Value of Financial Instruments (Continued)

have the effect of mitigating the amount of unrealized gains that are recognized on certain CDS contracts.

        The Company determines the fair value of its CDS contracts by applying the difference between the current net spread and the contractual net spread for the remaining duration of each contract to the notional value of its CDS contracts. To the extent available, actual transactions executed in the market during the accounting period are used to validate the model results and to explain the correlation between various market indices and indicative CDS market prices.

        The Company's fair value model inputs are gross spread, credit spreads on risks assumed and credit spreads on the Company's name.

        Gross spread is an input into the Company's fair value model that is used to ultimately determine the net spread a comparable financial guarantor would charge the Company to transfer risk at the reporting date. The Company's estimate of the fair value represents the difference between the estimated present value of premiums that a comparable financial guarantor would accept to assume the risk from the Company on the current reporting date, on terms identical to the original contracts written by the Company and the contractual premium for each individual credit derivative contract. Gross spread was an observable input that the Company historically obtained for deals it had closed or bid on in the market place prior to the credit crisis. The Company uses these historical gross spreads as a reference point to estimate fair value in current reporting periods.

        The Company obtains credit spreads on risks assumed from market data sources published by third parties (e.g. dealer spread tables for the collateral similar to assets within the Company's transactions) as well as collateral- specific spreads provided by trustees or obtained from market sources. If observable market credit spreads are not available or reliable for the underlying reference obligations, then market indices are used that most closely resemble the underlying reference obligations, considering asset class, credit quality rating and maturity of the underlying reference obligations. As discussed previously, these indices are adjusted to reflect the non-standard terms of the Company's CDS contracts. Market sources determine credit spreads by reviewing new issuance pricing for specific asset classes and receiving price quotes from their trading desks for the specific asset in question. Management validates these quotes by cross-referencing quotes received from one market source against quotes received from another market source to ensure reasonableness. In addition, the Company compares the relative change in price quotes received from one quarter to another, with the relative change experienced by published market indices for a specific asset class. Collateral specific spreads obtained from third-party, independent market sources are un-published spread quotes from market participants or market traders whom are not trustees. Management obtains this information as the result of direct communication with these sources as part of the valuation process.

        For credit spreads on the Company's name the Company obtains the quoted price of CDS contracts traded on AGC and AGM from market data sources published by third parties.

Example

        The following is an example of how changes in gross spreads, the Company's own credit spread and the cost to buy protection on the Company affect the amount of premium the Company can

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

9. Fair Value of Financial Instruments (Continued)

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

        In this example, the contractual cash flows (the Company premium received per annum above) exceed the amount a market participant would require the Company to pay in today's market to accept its obligations under the CDS contract, thus resulting in an asset. This credit derivative asset is equal to the difference in premium rates discounted at the corresponding LIBOR over the weighted average remaining life of the contract. The expected future cash flows for the Company's credit derivatives were discounted at rates ranging from 0.25% to 3.4% at September 30, 2010. The expected future cash flows for the Company's credit derivatives were discounted at rates ranging from 0.25% to 4.5% at December 31, 2009.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

9. Fair Value of Financial Instruments (Continued)

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

        The following spread hierarchy is utilized in determining which source of gross spread to use, with the rule being to use CDS spreads where available. If not available, the Company either interpolates or extrapolates CDS spreads based on similar transactions or market indices.

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

Information by Credit Spread Type

	As of September 30, 2010	As of December 31, 2009
Based on actual collateral specific spreads	5%	5%
Based on market indices	90%	90%
Provided by the CDS counterparty	5%	5%

Total	100%	100%

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

9. Fair Value of Financial Instruments (Continued)

        The Company interpolates a curve based on the historical relationship between the premium the Company receives when a financial guaranty contract written in CDS form is closed to the daily closing price of the market index related to the specific asset class and rating of the deal. This curve indicates expected credit spreads at each indicative level on the related market index. For specific transactions where no price quotes are available and credit spreads need to be extrapolated, an alternative transaction for which the Company has received a spread quote from one of the first three sources within the Company's spread hierarchy is chosen. This alternative transaction will be within the same asset class, have similar underlying assets, similar credit ratings, and similar time to maturity. The Company then calculates the percentage of relative spread change quarter over quarter for the alternative transaction. This percentage change is then applied to the historical credit spread of the transaction for which no price quote was received in order to calculate the transactions' current spread. Counterparties determine credit spreads by reviewing new issuance pricing for specific asset classes and receiving price quotes from their trading desks for the specific asset in question. These quotes are validated by cross- referencing quotes received from one market source with those quotes received from another market source to ensure reasonableness. In addition, management compares the relative change experienced on published market indices for a specific asset class for reasonableness and accuracy.

Strengths and Weaknesses of Model

        The Company's credit derivative valuation model, like any financial model, has certain strengths and weaknesses.

        The primary strengths of the Company's CDS modeling techniques are:

  •
  The model takes into account the transaction structure and the key drivers of market value. The transaction structure includes par insured, weighted average life, level of subordination and composition of collateral.

  •
  The model maximizes the use of market-driven inputs whenever they are available. The key inputs to the model are market-based spreads for the collateral, and the credit rating of referenced entities. These are viewed by the Company to be the key parameters that affect fair value of the transaction.

  •
  The Company uses actual transactions, when available, to validate its model results and to explain the correlation between various market indices and indicative CDS market prices. Management first attempts to compare modeled values to premiums on deals the Company received on new deals written within the reporting period. If no new transactions were written for a particular asset type in the period or if the number of transactions is not reflective of a representative sample, management compares modeled results to premium bids offered by the Company to provide credit protection on new transactions within the reporting period, the premium the Company has received on historical transactions to provide credit protection in net tight and wide credit environments and/or the premium on transactions closed by other financial guaranty insurance companies during the reporting period.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

9. Fair Value of Financial Instruments (Continued)

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

  •
  At September 30, 2010 and December 31, 2009, the markets for the inputs to the model were highly illiquid, which impacts their reliability. However, the Company employs various procedures to corroborate the reasonableness of quotes received and calculated by the Company's internal valuation model, including comparing to other quotes received on similarly structured transactions, observed spreads on structured products with comparable underlying assets and, on a selective basis when possible, through second independent quotes on the same reference obligation.

  •
  Due to the non-standard terms under which the Company enters into derivative contracts, the fair value of its credit derivatives may not reflect the same prices observed in an actively traded market of credit derivatives that do not contain terms and conditions similar to those observed in the financial guaranty market.

        Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of September 30, 2010 and December 31, 2009 these contracts are classified as Level 3 in the fair value hierarchy since there is reliance on at least one unobservable input deemed significant to the valuation model, most significantly the Company's estimate of the value of the non-standard terms and conditions of its credit derivative contracts and of the Company's current credit standing.

Fair Value Option on Financial Guaranty VIE Assets and Liabilities

        The Company elected the Fair Value Option for financial guaranty VIE assets and liabilities upon adopting the new accounting guidance on accounting for VIEs (see Note 8).

        The VIEs that are consolidated by the Company issued securities collateralized by HELOCs, first lien RMBS, Alt-A first and second lien RMBS, subprime automobile loans, and other loans and receivables. As the lowest level input that is significant to the fair value measurement of these securities in its entirety was a Level 3 input, management classified all such securities as Level 3 in the fair value hierarchy. The securities were priced with the assistance of an independent third-party using a discounted cash flow approach and the third-party's proprietary pricing models. The models to price the VIEs liabilities used, where appropriate, inputs such as estimated prepayment speeds; losses; recoveries; market values of the assets that collateralize the securities; estimated default rates (determined on the basis of an analysis of collateral attributes, historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); discount rates implied by market prices for similar securities; house price depreciation/appreciation rates based

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

9. Fair Value of Financial Instruments (Continued)

on macroeconomic forecasts and, for those liabilities insured by the Company, the benefit from the Company's insurance policy guaranteeing the timely payment of principal and interest for the VIE tranches insured by the Company, taking into account the Company's own credit rating. Those VIE liabilities insured by the Company are considered to be with recourse, since the Company guarantees the payment of principal and interest regardless of the performance of the related VIE assets. Those VIE liabilities not insured by the Company are considered to be non-recourse, since the payment of principal and interest of these liabilities is wholly dependent on the performance of the VIE assets.

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

        The total unpaid principal balance for the VIE assets that were over 90 days or more past due was approximately $318.3 million. The change in the instrument-specific credit risk of the VIE assets for the Third Quarter 2010 and Nine Months 2010 was a gain of approximately $152.3 million and $47.2 million, respectively. The difference between the aggregate unpaid principal and aggregate fair value of the VIE liabilities was approximately $934.6 million at September 30, 2010.

Level 3 Instruments

        The table below presents a rollforward of the Company's financial instruments whose fair value included significant unobservable inputs (Level 3) during the Third Quarter and Nine Months 2010 and 2009. There were no significant transfers between levels during the period.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

9. Fair Value of Financial Instruments (Continued)

Fair Value Level 3 Rollforward

		Third Quarter 2010
		Total Pre-tax Realized/ Unrealized Gains/ (Losses)(1) Recorded in:							Change in Unrealized Gains/ (Losses) Related to Financial Instruments Held at September 30, 2010
	Fair Value at June 30, 2010				Purchases, Issuances, Settlements, net		Transfers in and/or out of Level 3	Fair Value at September 30, 2010
		Net Income (Loss)		Other Comprehensive Income (Loss)		Consolidations, Deconsolidations, net
	(in millions)
Investment portfolio	$333.2	$(5.1)	(2)	$13.8	$2.7	$—	$—	$344.6	$13.8
Financial guaranty VIE assets	1,844.7	79.6	(3)	—	(49.7)	422.1	—	2,296.7	123.9
Other assets	2.6	—	(4)	(0.2)	125.3	—	—	127.7	—
Credit derivative asset (liability), net(5)	(1,274.8)	(232.5)	(6)	—	(197.8)	—	—	(1,705.1)	(170.4)
Financial guaranty VIE liabilities with recourse	(2,049.3)	146.2	(3)	—	60.4	(383.0)	—	(2,225.7)	65.9
Financial guaranty VIE liabilities without recourse	(184.9)	(19.5)	(3)	—	23.0	(55.5)	—	(236.9)	(0.4)

				Third Quarter 2009
				Total Pre-tax Realized/ Unrealized Gains/ (Losses)(1) Recorded in:						Change in Unrealized Gains/ (Losses) Related to Financial Instruments Held at September 30, 2009
	Fair Value at June 30, 2009		Fair Value at July 1, 2009				Purchases, Issuances, Settlements, net	Transfers in and/or out of Level 3	Fair Value at September 30, 2009
		AGMH Acquisition		Net Income (Loss)		Other Comprehensive Income (Loss)
	(in millions)
Other assets	—	219.4	219.4	—		—	—	—	219.4	—
Credit derivative asset (liability), net(5)	(811.4)	(622.8)	(1,434.2)	(133.6	)(6)	—	(70.4)	—	(1,638.2)	(184.2)

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

9. Fair Value of Financial Instruments (Continued)

Fair Value Level 3 Rollforward

				Nine Months 2010
				Total Pre-tax Realized/ Unrealized Gains/ (Losses)(1) Recorded in:							Change in Unrealized Gains/ (Losses) Related to Financial Instruments Held at September 30, 2010
	Fair Value at December 31, 2009	Adoption of New Accounting Guidance	Fair Value at January 1, 2010				Purchases, Issuances, Settlements, net		Transfers in and/or out of Level 3	Fair Value at September 30, 2010
				Net Income (Loss)		Other Comprehensive Income (Loss)		Consolidations, Deconsolidations, net
		(in millions)
Investment portfolio	$203.9	$—	$203.9	$(14.7)	(2)	$(36.7)	$109.5	$—	$82.6	$344.6	$(36.7)
Financial guaranty VIE assets	—	1,925.3	1,925.3	62.6	(3)	—	(164.2)	473.0	—	2,296.7	220.4
Other assets	0.2	—	0.2	—	(4)	(0.4)	127.9	—	—	127.7	—
Credit derivative asset (liability), net(5)	(1,542.1)	—	(1,542.1)	119.8	(6)	—	(282.8)	—	—	(1,705.1)	124.2
Financial guaranty VIE liabilities with recourse	—	(2,110.9)	(2,110.9)	158.5	(3)	—	181.2	(454.5)	—	(2,225.7)	(119.9)
Financial guaranty VIE liabilities without recourse	—	(226.0)	(226.0)	(27.0)	(3)	—	71.6	(55.5)	—	(236.9)	1.5

			Nine Months 2009
			Total Pre-tax Realized/ Unrealized Gains/ (Losses)(1) Recorded in:
									Change in Unrealized Gains/ (Losses) Related to Financial Instruments Held at September 30, 2009
	Fair Value at December 31, 2008	AGMH Acquisition	Net Income (Loss)		Other Comprehensive Income (Loss)	Purchases, Issuances, Settlements, net	Transfers in and/or out of Level 3	Fair Value at September 30, 2009
	(in millions)
Other assets	—	219.4	—		—	—	—	219.4	—
Credit derivative asset (liability), net(5)	(586.8)	(622.8)	(312.6	)(6)	—	(116.0)	—	(1,638.2)	(439.7)

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

10. Investment Portfolio

Investment Portfolio

        The following tables summarize the Company's aggregate investment portfolio:

Investment Portfolio by Security Type

	As of September 30, 2010
Investments Category	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI Gain (Loss) on Securities with OTTI(2)	Weighted Average Credit Quality
	(dollars in millions)
Fixed maturity securities:
U.S. government and agencies	10%	$1,039.0	$71.2	$—	$1,110.2	$—	AAA
Obligations of state and political subdivisions	47	4,794.0	298.5	(0.9)	5,091.6	1.1	AA
Corporate securities	9	945.3	44.7	(0.1)	989.9	0.6	AA-
Mortgage-backed securities(3):
RMBS	12	1,271.3	51.7	(43.9)	1,279.1	(1.7)	AA
CMBS	3	348.4	19.2	(0.1)	367.5	2.7	AAA
Asset-backed securities	6	564.0	11.4	(1.4)	574.0	(0.3)	BBB
Foreign government securities	4	356.4	9.0	(1.9)	363.5	—	AA+

Total fixed maturity securities	91	9,318.4	505.7	(48.3)	9,775.8	2.4	AA
Short-term investments	9	907.5	0.2	—	907.7	—	AAA

Total investment portfolio	100%	$10,225.9	$505.9	$(48.3)	$10,683.5	$2.4	AA

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

10. Investment Portfolio (Continued)

	As of December 31, 2009
Investments Category	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI Gain (Loss) on Securities with OTTI(2)	Weighted Average Credit Quality
	(dollars in millions)
Fixed maturity securities:
U.S. government and agencies	9%	$1,014.2	$26.1	$(2.7)	$1,037.6	$—	AAA
Obligations of state and political subdivisions	46	4,881.6	164.7	(6.8)	5,039.5	—	AA
Corporate securities	6	617.1	12.8	(4.4)	625.5	—	AA-
Mortgage-backed securities(3):
RMBS	14	1,449.4	39.5	(24.3)	1,464.6	(9.8)	AA+
CMBS	2	229.9	3.4	(6.1)	227.2	(2.4)	AA+
Asset-backed securities	4	395.3	1.5	(7.9)	388.9	—	BIG
Foreign government securities	3	356.4	3.6	(3.4)	356.6	—	AA+

Total fixed maturity securities	84	8,943.9	251.6	(55.6)	9,139.9	(12.2)	AA
Short-term investments	16	1,668.3	0.7	(0.7)	1,668.3	—	AAA

Total investment portfolio	100%	$10,612.2	$252.3	$(56.3)	$10,808.2	$(12.2)	AA

(1)
Based on amortized cost.

(2)
Accumulated OCI ("AOCI").

(3)
As of September 30, 2010 and December 31, 2009, respectively, approximately 66% and 80% of the Company's total mortgage backed securities were government agency obligations.

        Ratings in the table above represent the lower of the Moody's Investors Service, Inc. ("Moody's") and S&P classifications. The Company's portfolio is comprised primarily of high-quality, liquid instruments. The Company continues to receive sufficient information to value its investments and has not had to modify its valuation approach due to the current market conditions.

        The amortized cost and estimated fair value of available-for-sale fixed maturity securities by contractual maturity as of September 30, 2010 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

10. Investment Portfolio (Continued)

Distribution of Fixed-Maturity Securities in the Investment Portfolio
by Contractual Maturity

	As of September 30, 2010
	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$94.5	$95.6
Due after one year through five years	1,887.6	1,947.7
Due after five years through ten years	2,101.9	2,224.6
Due after ten years	3,614.7	3,861.3
Mortgage-backed securities:
RMBS	1,271.3	1,279.1
CMBS	348.4	367.5

Total	$9,318.4	$9,775.8

        Proceeds from the sale of available-for-sale fixed maturity securities were $835.7 million and $1,258.4 million for the Nine Months 2010 and 2009, respectively.

Net Investment Income

	Third Quarter		Nine Months
	2010	2009	2010	2009
	(in millions)
Income from fixed maturity securities	$87.5	$88.1	$267.3	$175.4
Income from short-term investments	0.5	(1.5)	0.1	—

Gross investment income	88.0	86.6	267.4	175.4
Investment expenses	(2.4)	(1.9)	(6.6)	(3.8)

Net investment income(1)	$85.6	$84.7	$260.8	$171.6

(1)
Third Quarter 2010 and Nine Months 2010 amounts include $12.4 million and $37.7 million, respectively, of net amortization of premium, which is mainly comprised of amortization of premium on the acquired AGMH investment portfolio. Third Quarter 2009 and Nine Months 2009 amounts include $13.9 million and $8.7 million, respectively, of net amortization of premium, which is mainly comprised of amortization of premium on the acquired AGMH investment portfolio.

        Under agreements with its cedants and in accordance with statutory requirements, the Company maintains fixed maturity securities in trust accounts of $359.4 million and $345.7 million as of September 30, 2010 and December 31, 2009, respectively, for the benefit of reinsured companies and for the protection of policyholders, generally in states in which the Company or its subsidiaries, as applicable, are not licensed or accredited.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

10. Investment Portfolio (Continued)

        Under certain derivative contracts, the Company is required to post eligible securities as collateral, generally cash or U.S. government or agency securities. The need to post collateral under these transactions is generally based on mark-to-market valuations in excess of contractual thresholds. The fair market value of the Company's pledged securities totaled $645.5 million and $649.6 million as of September 30, 2010 and December 31, 2009, respectively.

        The Company is not exposed to significant concentrations of credit risk within its investment portfolio.

        No material investments of the Company were non-income producing for the Third Quarter and Nine Months 2010 and 2009, respectively.

Other-Than Temporary Impairment

        The following table presents the roll-forward of the credit losses of fixed maturity securities for which the Company has recognized OTTI and where the portion of the fair value adjustment related to other factors was recognized in OCI.

Rollforward of Credit Losses in the Investment Portfolio

	Third Quarter		Nine Months
	2010	2009	2010	2009
	(in millions)
Balance, beginning of period	$20.0	$15.4	$19.9	$0.6
Additions for credit losses on securities for which an OTTI was not previously recognized	4.3	—	4.3	13.6
Additions for credit losses on securities for which an OTTI was previously recognized	—	4.6	0.1	5.8

Balance, end of period	$24.3	$20.0	$24.3	$20.0

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

        As of September 30, 2010, amounts, net of tax, in AOCI included a net unrealized gain of $2.3 million for securities for which the Company had recognized OTTI and a net unrealized gain of $333.1 million for securities for which the Company had not recognized OTTI. As of December 31, 2009, amounts, net of tax, in AOCI included an unrealized loss of $11.4 million for securities for which the Company had recognized OTTI and an unrealized gain of $150.4 million for securities for which the Company had not recognized OTTI.

        The following tables summarize, for all securities in an unrealized loss position as of September 30, 2010 and December 31, 2009, the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

10. Investment Portfolio (Continued)

Gross Unrealized Loss by Length of Time

	As of September 30, 2010
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(dollars in millions)
U.S. government and agencies	$25.0	$—	$—	$—	$25.0	$—
Obligations of state and political subdivisions	69.0	(0.3)	34.4	(0.6)	103.4	(0.9)
Corporate securities	9.6	—	3.3	(0.1)	12.9	(0.1)
Mortgage-backed securities:
RMBS	155.0	(40.6)	41.5	(3.3)	196.5	(43.9)
CMBS	21.2	(0.1)	—	—	21.2	(0.1)
Asset-backed securities	207.3	(1.3)	2.3	(0.1)	209.6	(1.4)
Foreign government securities	—	—	82.7	(1.9)	82.7	(1.9)

Total	$487.1	$(42.3)	$164.2	$(6.0)	$651.3	$(48.3)

Number of securities		64		31		95

Number of securities with OTTI		2		5		7

	As of December 31, 2009
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(dollars in millions)
U.S. government and agencies	$292.5	$(2.7)	$—	$—	$292.5	$(2.7)
Obligations of state and political subdivisions	407.4	(4.1)	56.9	(2.7)	464.3	(6.8)
Corporate securities	287.0	(3.9)	8.2	(0.5)	295.2	(4.4)
Mortgage-backed securities:
RMBS	361.4	(21.6)	20.5	(2.7)	381.9	(24.3)
CMBS	49.5	(2.4)	56.4	(3.7)	105.9	(6.1)
Asset-backed securities	126.1	(7.8)	2.0	(0.1)	128.1	(7.9)
Foreign government securities	270.4	(3.4)	—	—	270.4	(3.4)

Total	$1,794.3	$(45.9)	$144.0	$(9.7)	$1,938.3	$(55.6)

Number of securities		259		33		292

Number of securities with OTTI		13		2		15

        Of the securities in an unrealized loss position for 12 months or more as of September 30, 2010, two securities had an unrealized loss greater than 10% of book value. The total unrealized loss for these securities as of September 30, 2010 was $1.7 million. The unrealized loss was yield related.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

10. Investment Portfolio (Continued)

Net Realized Investment Gains (Losses)

	Third Quarter		Nine Months
	2010	2009	2010	2009
	(in millions)
Realized gains on investment portfolio	$2.5	$5.7	$26.7	$25.3
Realized losses on investment portfolio	(0.8)	(4.0)	(3.5)	(12.3)
OTTI	(4.6)	(8.0)	(22.4)	(41.3)

Net realized investment (losses) gains on investment portfolio	(2.9)	(6.3)	0.8	(28.3)
Assets acquired in refinancing transactions	0.5	0.2	(2.2)	0.2

Net realized investment (losses) gains on investment portfolio and assets acquired in refinancing transactions	$(2.4)	$(6.1)	$(1.4)	$(28.1)

11. Income Taxes

        AGL and its Bermuda Subsidiaries, which include AG Re, AGRO, Assured Guaranty (Bermuda) Ltd. (formerly Financial Security Assurance International Ltd. ("AGBM")) and Cedar Personnel Ltd., are not subject to any income, withholding or capital gains taxes under current Bermuda law. AGL has received an assurance from the Minister of Finance in Bermuda that, in the event of any taxes being imposed, AGL and its Bermuda Subsidiaries will be exempt from taxation in Bermuda until March 28, 2016. The Company's U.S. and U.K. subsidiaries are subject to income taxes imposed by U.S. and U.K. authorities and file applicable tax returns. In addition, AGRO, a Bermuda domiciled company and AGE, a U.K. domiciled company, have elected under Section 953(d) of the U.S. Internal Revenue Code to be taxed as a U.S. domestic corporation.

        In conjunction with the AGMH Acquisition, AGMH has joined the consolidated federal tax group of AGUS, AGC, and AG Financial Products Inc. ("AGFP"). For the periods beginning on July 1, 2009 and forward, AGMH will file a consolidated federal income tax return with AGUS, AGC, AGFP and AG Analytics Inc. ("AGUS consolidated tax group"). In addition a new tax sharing agreement was entered into effective July 1, 2009 whereby each company in the AGUS consolidated tax group will pay or receive its proportionate share of taxable expense or benefit as if it filed on a separate return basis. Assured Guaranty Overseas US Holdings Inc. ("AGOUS") and its subsidiaries AGRO, Assured Guaranty Mortgage Insurance Company and AG Intermediary Inc., have historically filed a consolidated federal income tax return. Each company, as a member of its respective consolidated tax return group, pays its proportionate share of the consolidated federal tax burden for its group as if each company filed on a separate return basis with current period credit for net losses.

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

        The effective rates for Third Quarter 2010 and Third Quarter 2009 were (2.4)% and (43.5)%, respectively. The effective rates for Nine Months 2010 and Nine Months 2009 were 22.2% and 40.4%, respectively. The effective tax rates reflect the proportion of income recognized by each of the

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

11. Income Taxes (Continued)

Company's operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 35%, U.K. subsidiaries taxed at the U.K. marginal corporate tax rate of 28%, and no taxes for the Company's Bermuda holding company and subsidiaries. Accordingly, the Company's overall corporate effective tax rate fluctuates based on the distribution of taxable income across these jurisdictions. In addition, during the third quarter of 2010, a net tax benefit of $55.8 million was recorded by the Company due to the filing of an amended tax return which included the AGMH and Subsidiaries tax group. The amended return filed in September 2010 was for a period prior to the AGMH Acquisition and consequently, the Company no longer has a deferred tax asset related to net operating losses ("NOL") or alternative minimum tax credits associated with the AGMH Acquisition. Instead, the Company has recorded additional deferred tax assets for loss reserves and foreign tax credits and has decreased its liability for uncertain tax positions. The event giving rise to this recognition occurred after the Measurement Period as defined by acquisition accounting and thus the amount is included in the Third Quarter 2010 net income. Included in the $55.8 million net tax benefit is a decrease for uncertain tax positions of $9.2 million.

        A reconciliation of the difference between the provision for income taxes and the expected tax provision at statutory rates in taxable jurisdictions is presented below:

Effective Tax Rate Reconciliation

	Third Quarter		Nine Months
	2010	2009	2010	2009
	(in millions)
Expected tax provision (benefit) at statutory rates in taxable jurisdictions	$74.0	$67.9	$305.7	$(18.4)
Tax-exempt interest	(19.4)	(14.1)	(47.8)	(22.4)
True-up from tax return filings	(51.6)	—	(51.6)	—
Goodwill	—	(51.5)	—	(51.5)
Change in liability for uncertain tax positions	(8.0)	5.5	(6.4)	5.5
Other	0.8	4.4	1.8	2.3

Total provision (benefit) for income taxes	$(4.2)	$12.2	$201.7	$(84.5)

Examinations

        The U.S. Internal Revenue Service ("IRS") has completed audits of all of the Company's U.S. subsidiaries' federal income tax returns for taxable years through 2004 except for AGMH, which has been audited through 2006, and AGOUS (which includes Assured Guaranty Overseas US Holdings Inc., AGRO, Assured Guaranty Mortgage Insurance Company and AG Intermediary Inc.), which has been audited through 2004. No significant findings and no cash settlements with the IRS resulted from the audit. In addition, AGUS was under IRS audit for tax years 2002 through the date of the IPO as part of an audit of ACE Limited ("ACE"), which had been the parent company of certain subsidiaries of the Company prior to the IPO. This audit has been completed with no impact to AGUS. AGUS is currently under audit by the IRS for the 2006 through 2008 tax years. AGMH and its subsidiaries are under audit for 2008, when they were members of the Dexia Holdings Inc. consolidated

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

11. Income Taxes (Continued)

tax group. The Company is indemnified by Dexia for any potential liability associated with this audit of any periods prior to the Acquisition. The Company's U.K. subsidiaries are not currently under examination.

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

Valuation Allowance

        As of September 30, 2010 and December 31, 2009, net deferred tax assets, net of valuation allowance of $7.0 million for each period presented, were $842.1 million and $1,158.2 million, respectively. The September 30, 2010 deferred tax asset of $842.1 million consists primarily of $733.3 million in unearned premium reserve and $290.5 million in mark to market adjustments for CDS, offset by net deferred tax liabilities. The December 31, 2009 deferred tax asset of $1,158.2 million consisted primarily of $883.5 million in unearned premium reserve and $336.9 million in mark to market adjustment for CDS, offset by net deferred tax liabilities.

        The Company came to the conclusion that it is more likely than not that its net deferred tax asset after netting of its valuation allowance will be fully realized after weighing all positive and negative evidence available as required under GAAP. The evidence that was considered included the following:

Negative Evidence

  •
  Although the Company believes that income or losses for its CDS are properly characterized for tax purposes as ordinary, the federal tax treatment is an unsettled area of tax law, as noted above.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

11. Income Taxes (Continued)

Positive Evidence

  •
  The deferred tax asset on unearned premium reserve resulted primarily from the increase in unearned premium reserve from acquisition accounting adjustments. As the unearned premium reserve amortizes into income, the deferred tax asset will be released.

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

  •
  Assuming a hypothetical loss was triggered for the amount of deferred tax asset, there would be enough taxable income in the future to offset it as follows:

  (a)
  The amortization of the tax-basis unearned premium reserve of $2.9 billion as of September 30, 2010 as well as the collection of future installment premiums on contracts already written, the Company believes, will result in significant taxable income in the future.

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

        As of September 30, 2010, the Company expects to utilize foreign tax credits of $22 million, which expire in 2018, from its AGMH Acquisition. Section 382 of the Internal Revenue Code limits the amount of credits the Company may utilize each year. Management believes sufficient future taxable income exists to realize the full benefit of this amount.

        As of September 30, 2010 and December 31, 2009, AGRO had a standalone NOL carryforward of $42.4 million and $49.9 million, respectively, which is available to offset its future U.S. taxable income. The Company has $21.7 million of this NOL available through 2017 and $20.7 million available through 2023. AGRO's standalone NOL is not permitted to offset the income of any other members of AGRO's consolidated group. Under applicable accounting standards, the Company is required to establish a valuation allowance for NOLs that the Company believes are more likely than not to expire before being utilized. Management has assessed the likelihood of realization of all of its deferred tax assets. Based on this analysis, management believes it is more likely than not that $20.0 million of AGRO's $42.4 million NOL will not be utilized before it expires and has established a $7.0 million valuation allowance related to the NOL deferred tax asset. Management believes that all other deferred income taxes are more-likely-than-not to be realized. The valuation allowance is subject to considerable judgment, is reviewed quarterly and will be adjusted to the extent actual taxable income differs from estimates of future taxable income that may be used to realize NOLs or capital losses.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

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

        With respect to a significant portion of the Company's in-force financial guaranty Reinsurance Business, due to the downgrade of AG Re to A1, subject to the terms of each reinsurance agreement, the ceding company may have the right to recapture business ceded to AG Re and assets representing substantially all of the statutory unearned premium reserve net of loss reserves (if any) associated with that business. As of September 30, 2010, the statutory unearned premium reserve, which represents deferred revenue to the Company, subject to recapture was approximately $144.9 million. If this entire amount were recaptured, it would result in a corresponding one-time reduction to net income of approximately $20.0 million.

        Direct, assumed, and ceded premium and loss and LAE amounts for the Third Quarter and Nine Months 2010 and 2009 were as follows:

	Third Quarter		Nine Months
	2010	2009	2010	2009(1)
	(in millions)
Premiums Written:
Direct	$91.7	$131.5	$287.4	$409.1
Assumed(2)	(14.1)	(7.3)	(26.0)	90.9
Ceded(3)	(1.4)	(7.7)	56.8	(6.7)

Net	$76.2	$116.5	$318.2	$493.3

Premiums Earned:
Direct	$300.7	$362.8	$936.8	$500.2
Assumed	20.6	15.4	57.6	109.7
Ceded	(32.6)	(48.2)	(94.0)	(52.8)

Net	$288.7	$330.0	$900.4	$557.1

Loss and LAE:
Direct	$105.3	$100.0	331.4	$144.0
Assumed	7.2	36.2	47.7	110.0
Ceded	(3.4)	(2.9)	(68.3)	(2.9)

Net	$109.1	$133.3	$310.8	$251.1

(1)
Amounts assumed by AG Re and AGC from AGMH in periods prior to the AGMH Acquisition are included in the assumed premiums written, premiums earned and loss and LAE amounts above reflecting the separate organizational structures in effect at the time.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

12. Reinsurance (Continued)

(2)
The 2009 amounts included the effects of conforming estimates as a result of the AGMH Acquisition.

(3)
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

Ceded Par Outstanding by Reinsurer and Ratings

	Ratings at October 31, 2010
				Ceded Par Outstanding as a % of Total
Reinsurer	Moody's Reinsurer Rating	S&P Reinsurer Rating	Ceded Par Outstanding(3)
	(dollars in millions)
Radian Asset Assurance Inc. ("Radian")	Ba1	BB-	$22,318	32.8%
Tokio Marine and Nichido Fire Insurance Co., Ltd. ("Tokio")	Aa2(1)	AA(1)	19,740	29.0
RAM Reinsurance Co. Ltd. ("RAM Re")	WR(2)	WR(2)	13,790	20.3
Syncora Guarantee Inc. ("Syncora")	Ca	WR	4,198	6.2
Swiss Reinsurance Company ("Swiss Re")	A1	A+	2,929	4.3
Mitsui Sumitomo Insurance Co. Ltd.	Aa3	AA-	2,464	3.6
Other	Various	Various	2,644	3.8

Total			$68,083	100.0%

(1)
The Company has structural collateral agreements satisfying the triple-A credit requirement of S&P and/or Moody's.

(2)
Represents "Withdrawn Rating."

(3)
Includes $7,459 million in ceded par outstanding related to insured credit derivatives.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

12. Reinsurance (Continued)

Ceded Par Outstanding by Reinsurer and Credit Rating
As of September 30, 2010

	Credit Rating
Reinsurer	Super Senior	AAA	AA	A	BBB	BIG	Total
	(in millions)
Radian	$217	$1,068	$10,009	$8,008	$2,697	$319	$22,318
Tokio	580	1,952	6,235	6,813	3,323	837	19,740
RAM Re	515	2,351	4,845	3,678	1,899	502	13,790
Syncora	—	—	465	754	2,956	23	4,198
Swiss Re	—	12	1,131	751	948	87	2,929
Mitsui Sumitomo Insurance Co. Ltd.	13	154	906	916	403	72	2,464
Other	—	—	1,071	1,354	146	73	2,644

Total	$1,325	$5,537	$24,662	$22,274	$12,372	$1,913	$68,083

        In accordance with statutory accounting requirements and U.S. insurance laws and regulations, in order for the Company to receive credit for liabilities ceded to reinsurers domiciled outside of the U.S., such reinsurers must secure their liabilities to the Company. All of the unauthorized reinsurers in the table above post collateral for the benefit of the Company in an amount at least equal to the sum of their ceded unearned premium reserve, loss reserves and contingency reserves calculated on a statutory basis of accounting. CIFG Assurance North America Inc. ("CIFG"), included in "Other," and Radian, are authorized reinsurers. Their collateral equals or exceeds their ceded statutory loss reserves. Collateral may be in the form of letters of credit or trust accounts. The total collateral posted by all non-affiliated reinsurers as of September 30, 2010 exceeds $1.1 billion.

        Reinsurance recoverable on unpaid losses and LAE as of September 30, 2010 and December 31, 2009 were $18.1 million and $14.1 million, respectively. In the event that any or all of the reinsurers are unable to meet their obligations, the Company would be liable for such defaulted amounts.

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

September 30, 2010

12. Reinsurance (Continued)

Agreements with Ambac Assurance Corporation

        In October 2009, AGM and AGE and Ambac Assurance Corporation ("Ambac") re-assumed the mutual business ceded between Ambac, on the one hand, and AGM and AGE, on the other. AGM and AGE re-assumed approximately $1 billion of par outstanding from Ambac, and Ambac re-assumed approximately $900 million of outstanding par from AGM and AGE. As compensation for the re-assumptions, Ambac transferred to AGM and AGE AGM-insured bonds with a then outstanding par value of $17.4 million and a then estimated market value of $6.6 million, not taking into account the AGM insurance, and AGM transferred to Ambac, Ambac-insured bonds with a then outstanding par value of $8.5 million and a then estimated market value of $1 million, not taking into account the Ambac insurance.

Tokio Marine Agreement

        Effective as of February 1, 2010, AGM and Tokio entered into a Commutation, Reassumption and Release Agreement for a portfolio, which consisted of approximately $7.8 billion principal amount outstanding as of January 31, 2010. Tokio paid AGM the statutory unearned premium outstanding as of January 31, 2010 plus a commutation premium.

Swiss Re Agreement

        Effective April 1, 2010, AGM and Swiss Re entered into a Commutation, Reassumption and Release Agreement with respect to $992 million principal amount outstanding as of March 31, 2010 of public finance exposures that AGM had reinsured to Swiss Re. Swiss Re paid AGM the statutory unearned premium outstanding as of March 31, 2010 plus a commutation premium in connection with termination of Swiss Re's reinsurance of these policies.

13. Dividends and Capital Requirements

        Each operating company's ability to pay dividends depends, among other things, upon their financial condition, results of operations, cash requirements and compliance with rating agency requirements, and is also subject to restrictions contained in the insurance laws and related regulations of their state of domicile and other states.

        AGC is a Maryland domiciled insurance company. Under Maryland's 1993 revised insurance law, AGC may not pay dividends out of earned surplus in any twelve-month period in an aggregate amount exceeding the lesser of (a) 10% of surplus to policyholders or (b) net investment income at the preceding December 31 (including net investment income which has not already been paid out as dividends for the three calendar years prior to the preceding calendar year) without prior approval of the Maryland Commissioner of Insurance. As of September 30, 2010, the amount available for distribution from the Company during 2010 with notice to, but without prior approval of, the Maryland Commissioner of Insurance under the Maryland insurance law is approximately $97.3 million. During the Nine Months 2010 and 2009, AGC declared and paid $40.0 million and $16.8 million, respectively, in dividends to AGUS. Under Maryland insurance regulations, AGC is required at all times to maintain a minimum capital stock of $1.5 million and minimum surplus as regards policyholders of $1.5 million.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

13. Dividends and Capital Requirements (Continued)

        AGM is a New York domiciled insurance company. Under the insurance laws of the State of New York (the "New York Insurance Law") and related requirements, AGM may pay dividends out of earned surplus, provided that, together with all dividends declared or distributed by AGM during the preceding 12 months, the dividends do not exceed the lesser of (a) 10% of policyholders' surplus as of its last statement filed with the Superintendent of Insurance of the State of New York (the "New York Superintendent") or (b) adjusted net investment income (net investment income at the preceding December 31, plus net investment income which has not already been paid out as dividends for the three calendar years prior to the preceding calendar year) during this period. Based on AGM's statutory statements for the Nine Months 2010, the maximum amount available for payment of dividends by AGM without regulatory approval over the 12 months following September 30, 2010, was approximately $96.9 million. However, in connection with the AGMH Acquisition, the Company has committed to the New York Insurance Department that AGM will not pay any dividends for a period of two years from the Acquisition Date without the written approval of the New York Insurance Department. Under New York insurance regulations, AGM is required at all times to maintain a minimum surplus of $66.5 million.

        AG Re's and AGRO's dividend distribution are governed by Bermuda law. Under Bermuda law, dividends may only be paid if there are reasonable grounds for believing that the Company is, or would after the payment be, able to pay its liabilities as they become due and if the realizable value of its assets would thereby not be less than the aggregate of its liabilities and issued share capital and share premium accounts. Distributions to shareholders may also be paid out of statutory capital, but are subject to a 15% limitation without prior approval of the Bermuda Monetary Authority. Dividends are limited by requirements that the subject company must at all times (i) maintain the minimum solvency margin required under the Insurance Act of 1978 and (ii) have relevant assets in an amount at least equal to 75% of relevant liabilities, both as defined under the Insurance Act of 1978. AG Re, as a Class 3B insurer, is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the Authority an affidavit stating that it will continue to meet the required margins. The amount available at AG Re to pay dividends in 2010 in compliance with Bermuda law is $1,165.9 million. However, any distribution which results in a reduction of 15% of more of AG Re's total statutory capital, as set out in its previous year's financial statements, would require the prior approval of the Bermuda Monetary Authority. AG Re declared and paid $12.0 million to its parent, AGL, during Nine Months 2010. During Nine Months 2009, AG Re declared $26.6 million and paid $30.3 million to AGL.

14. Commitments and Contingencies

Legal Proceedings

Litigation

        Lawsuits arise in the ordinary course of the Company's business. It is the opinion of the Company's management, based upon the information available, that the expected outcome of litigation against the Company, individually or in the aggregate, will not have a material adverse effect on the Company's financial position or liquidity, although an adverse resolution of litigation against the Company could have a material adverse effect on the Company's results of operations in a particular

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

14. Commitments and Contingencies (Continued)

quarter or fiscal year. In addition, in the ordinary course of their respective businesses, certain of the Company's subsidiaries assert claims in legal proceedings against third parties to recover losses paid in prior periods. For example, as described in Note 6 (Financial Guaranty Contracts Accounted for as Insurance—Loss Estimation Process and Assumptions—Recovery Litigation), as of the date of this filing, AGC and AGM have filed complaints against certain sponsors and underwriters of RMBS securities that AGC or AGM had insured, alleging, among other claims, that such persons had breached R&W in the transaction documents, failed to cure or repurchase defective loans and/or violated state securities laws. The amounts, if any, the Company will recover in proceedings to recover losses are uncertain, and recoveries, or failure to obtain recoveries, in any one or more of these proceedings during any quarter or fiscal year could be material to the Company's results of operations in that particular quarter or fiscal year.

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

        AGM and various other financial guarantors were named in three complaints filed in the Superior Court, San Francisco County, California in December 2008 and January 2009 by the following plaintiffs: (a) City of Los Angeles, acting by and through the Department of Water and Power; (b) Sacramento Municipal Utility District; and (c) City of Sacramento. In or about August 2009, plaintiffs in these cases filed amended complaints against AGC and AGM. At the same time, AGC and AGM were named in six other amended complaints and three new complaints by the following plaintiffs: (d) City of Los Angeles; (e) City of Oakland; (f) City of Riverside; (g) City of Stockton ; (h) County of Alameda; (i) County of Contra Costa; (j) County of San Mateo; (k) Los Angeles World Airports and (l) City and County of San Francisco. Plaintiffs thereafter dismissed AGC and AGM from the City and County of San Francisco complaint in September 2009.

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

        At a hearing on March 1, 2010, the court on its own motion struck all of the plaintiffs' complaints with leave to amend. The court instructed plaintiffs to file one consolidated complaint. The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys' fees, costs and other

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

14. Commitments and Contingencies (Continued)

expenses. On May 28, 2010, the plaintiffs, together with certain new plaintiffs, filed two consolidated complaints, making allegations similar to those contained in their previous complaints. The newly added plaintiffs are as follows: (m) City of Richmond; (n) Redwood City; (o) East Bay Municipal Utility District; (p) Sacramento Suburban Water District; (q) City of San Jose; (r) County of Tulare; (s) The Regents of the University of California; (t) The Redevelopment Agency of the City of Riverside and (u) The Public Financing Authority of the City of Riverside. On July 7, 2010, plaintiffs' counsel filed another complaint, adding as a new plaintiff (v) The Jewish Community Center of San Francisco, which in addition to asserting the claims discussed above, asserts claims for unfair business practices under California state law, and (w) the San Jose Redevelopment Agency, which asserts claims for antitrust violations under California law. By letter dated July 13, 2010, plaintiffs' counsel proposed amending a similar complaint filed by (x) The Olympic Club to allege claims against AGC and AGM. The three amended complaints were filed on October 13, 2010. On September 17, 2010, AGC, AGM, and other named defendants filed demurrers to plaintiffs' complaints. On October 29, 2010, plaintiff Sacramento Municipal Utility District dismissed with prejudice all pending cases and actions against AGC and AGM. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits.

        In August 2008, a number of financial institutions and other parties, including AGM, were named as defendants in a civil action brought in the circuit court of Jefferson County, Alabama relating to the County's problems meeting its debt obligations on its $3.2 billion sewer debt: Charles E. Wilson vs. JPMorgan Chase & Co et al (filed the Circuit Court of Jefferson County, Alabama), Case No. 01-CV-2008-901907.00, a putative class action. The action was brought on behalf of rate payers, tax payers and citizens residing in Jefferson County, and alleges conspiracy and fraud in connection with the issuance of the County's debt. The complaint in this lawsuit seeks equitable relief, unspecified monetary damages, interest, attorneys' fees and other costs. The Company cannot reasonably estimate the possible loss or range of loss that may arise from this lawsuit.

        In September 2010, AGM, among others, was named as a defendant in an interpleader complaint filed by Wells Fargo Bank, N.A., as trust administrator, in the United States District Court, Southern District of New York. The interpleader complaint relates to an RMBS transaction in which AGM had insured certain classes of certificates. Certain holders of uninsured certificates have disputed payments made by the trust administrator to reimburse AGM for claims it had paid under its financial guaranty policy. The trust administrator seeks adjudication of the priority of AGM's reimbursements. If the decision is adverse to AGM, total unreimbursed claims is uncertain but could be as much as approximately $110 million over the life of the transaction. The Company intends to defend this action and to pursue its rights under the transaction documents vigorously.

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

September 30, 2010

14. Commitments and Contingencies (Continued)

fully hold the Company harmless against any injunctive relief or criminal sanction that is imposed against AGMH or its subsidiaries.

  Governmental Investigations into Former Financial Products Business

        AGMH and/or AGM have received subpoenas duces tecum and interrogatories or civil investigative demands from the Attorney General of the States of Connecticut, Florida, Illinois, Massachusetts, Missouri, New York, Texas and West Virginia relating to their investigations of alleged bid rigging of municipal GICs. AGMH is responding to such requests. AGMH may receive additional inquiries from these or other regulators and expects to provide additional information to such regulators regarding their inquiries in the future. In addition,

  •
  AGMH received a subpoena from the Antitrust Division of the Department of Justice in November 2006 issued in connection with an ongoing criminal investigation of bid rigging of awards of municipal GICs and other municipal derivatives;

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

14. Commitments and Contingencies (Continued)

reasonably estimate the possible loss or range of loss that may arise from these lawsuits; although the Second Consolidated Amended Class Action Complaint currently describes some of AGMH's and AGM's activities, it does not name those entities as defendants. In March 2010, the MDL 1950 court denied the named defendants' motions to dismiss the Second Consolidated Amended Class Action Complaint.

        Four of the cases named AGMH (but not AGM) and also alleged that the defendants violated California state antitrust law and common law by engaging in illegal bid-rigging and market allocation, thereby depriving the cities or municipalities of competition in the awarding of GICs and ultimately resulting in the cities paying higher fees for these products: (f) City of Oakland, California v. AIG Financial Products Corp.; (g) County of Alameda, California v. AIG Financial Products Corp.; (h) City of Fresno, California v. AIG Financial Products Corp.; and (i) Fresno County Financing Authority v. AIG Financial Products Corp. When the four plaintiffs filed a consolidated complaint in September 2009, the plaintiffs did not name AGMH as a defendant. However, the complaint does describe some of AGMH's and AGM's activities. The consolidated complaint generally seeks unspecified monetary damages, interest, attorneys' fees and other costs. In April 2010, the MDL 1950 court granted in part and denied in part the named defendants' motions to dismiss this consolidated complaint.

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

        The MDL 1950 court denied AGM and AGUS's motions to dismiss these eleven complaints in April 2010. Amended complaints were filed in May 2010. On October 29, 2010, AGM and AGUS were voluntarily dismissed with prejudice from the Sacramento Municipal Utility District only. The complaints in these lawsuits generally seek or sought unspecified monetary damages, interest, attorneys' fees, costs and other expenses. The Company cannot reasonably estimate the possible loss or range of loss that may arise from the remaining lawsuits.

        In May 2010, AGM and AGUS, among other defendants, were named in five additional non-class action cases filed in federal court in California: (a) City of Richmond, California v. Bank of America, N.A. (filed on May 18, 2010, N.D. California); (b) City of Redwood City, California v. Bank of America, N.A. (filed on May 18, 2010, N.D. California); (c) Redevelopment Agency of the City and County of San

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

14. Commitments and Contingencies (Continued)

Francisco, California v. Bank of America, N.A. (filed on May 21, 2010, N.D. California); (d) East Bay Municipal Utility District, California v. Bank of America, N.A. (filed on May18, 2010, N.D. California) ; and (e) City of San Jose and the San Jose Redevelopment Agency, California v. Bank of America, N.A (filed on May 18, 2010, N.D. California). These cases have also been transferred to the S.D.N.Y. and consolidated with MDL 1950 for pretrial proceedings. In September 2010, AGM and AGUS, among other defendants, were named in a sixth additional non-class action filed in the federal court in New York, but which alleges violation of New York's Donnelly Act in addition to federal antitrust law: Active Retirement Community, Inc. d/b/a Jefferson's Ferry v. Bank of America, N.A. (filed on September 21, 2010, E.D. New York). This case has been conditionally transferred to the S.D.N.Y. for consolidation with MDL, 1950 for pretrial proceedings. The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys' fees, costs and other expenses. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits.

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

Assumed Reinsurance

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

        Upon termination under the conditions set forth in (b) and (c) above, the Company may be required (under some of its reinsurance agreements) to return to the primary insurer all statutory unearned premiums, less ceding commissions, attributable to reinsurance ceded pursuant to such agreements after which the Company would be released from liability with respect to the assumed business. Upon the occurrence of the conditions set forth in (b) above, whether or not an agreement is terminated, the Company may be required to obtain a letter of credit or alternative form of security to collateralize its obligation to perform under such agreement or it may be obligated to increase the level of ceding commission paid. See Note 12.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

15. Summary of Relationships with Monolines

        The tables below summarize the exposure to each financial guaranty monoline insurer by exposure category and the underlying ratings of the Company's insured risks based on the Company's internal rating scale.

Summary of Relationships With Monolines

	As of September 30, 2010
	Insured Portfolios
	Assumed Par Outstanding	Second-to-Pay Insured Par Outstanding	Ceded Par Outstanding
	(in millions)
Radian	$—	$80	$22,318
RAM Re	—	—	13,789
Syncora	880	2,746	4,198
ACA Financial Guaranty Corporation	2	19	965
Financial Guaranty Insurance Company ("FGIC")	3,645	3,931	257
MBIA Insurance Corporation ("MBIA")	13,081	12,044	138
Ambac	28,860	8,027	109
CIFG	11,643	258	—
Berkshire Hathaway Assurance Corporation ("Berkshire")	—	—	—
Multiple owner	—	2,936	—

Total	$58,111	$30,041	$41,774

	As of September 30, 2010
	Investment Portfolio	Assumed Premium Receivable, net of Commissions	Assumed Expected Loss and LAE	Ceded Expected Loss and LAE
	(in millions)
Radian	$—	$—	$—	$25.7
RAM Re	—	—	(8.1)	(6.4)
Syncora	16.4	—	(1.6)	2.0
ACA Financial Guaranty Corporation	—	—	—	—
FGIC	28.3	29.7	(19.7)	—
MBIA	963.5	0.8	(3.2)	—
Ambac	751.1	240.4	(100.7)	—
CIFG	24.0	7.0	—	—
Berkshire	4.9	—	—	—
Multiple owner	—	—	—	—

Total	$1,788.2	$277.9	$(133.3)	$21.3

        Assumed par outstanding represents the amount of par assumed by the Company from other monolines. Under these relationships, the Company assumes a portion of the ceding company's insured risk in exchange for a premium. The Company may be exposed to risk in this portfolio in that the

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

15. Summary of Relationships with Monolines (Continued)

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

        The table below presents the insured par outstanding categorized by rating as of September 30, 2010:

Second-to-Pay
Insured Par Outstanding
As of September 30, 2010(1)

	Public Finance					Structured Finance
	AAA	AA	A	BBB	BIG	AAA	AA	A	BBB	BIG	Total
	(in millions)
Radian	$—	$—	$13	$45	$20	$2	$—	$—	$—	$—	$80
Syncora	—	—	449	698	310	399	178	114	260	338	2,746
ACA Financial Guaranty Corporation	—	13	—	6	—	—	—	—	—	—	19
FGIC	—	171	1,197	593	336	1,210	197	134	19	74	3,931
MBIA	78	3,163	5,036	1,569	30	80	1,405	39	618	26	12,044
Ambac	15	2,450	2,719	1,268	255	313	—	298	218	491	8,027
CIFG	—	11	69	133	45	—	—	—	—	—	258
Multiple owner	894	—	2,042	—	—	—	—	—	—	—	2,936

Total	$987	$5,808	$11,525	$4,312	$996	$2,004	$1,780	$585	$1,115	$929	$30,041

(1)
Assured Guaranty's internal rating.

        Ceded par outstanding represents the portion of insured risk ceded to other reinsurers. Under these relationships, the Company cedes a portion of its insured risk in exchange for a premium paid to the reinsurer. The Company remains primarily liable for all risks it directly underwrites and is required to pay all gross claims. It then seeks reimbursement from the reinsurer for its proportionate share of claims. The Company may be exposed to risk for this exposure if it were required to pay the gross claims and not be able to collect ceded claims from an assuming company experiencing financial distress. A number of the financial guaranty insurers to which the Company has ceded par have experienced financial distress and been downgraded by the rating agencies as a result. In addition, state insurance regulators have intervened with respect to some of these insurers. For example, Ambac recently announced that the Office of the Commissioner of Insurance of the State of Wisconsin had filed its Plan of Rehabilitation for the segregated account that Ambac had established for certain of its liabilities related to credit derivatives, RMBS and other mainly structured finance transactions. The Plan of Rehabilitation is intended to facilitate an orderly run-off and/or settlement of those liabilities. See Note 12.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

15. Summary of Relationships with Monolines (Continued)

        Amounts for the investment portfolio presented above are based on fair value. Securities within the investment portfolio that are wrapped by monolines may decline in value based on the rating of the monoline.

16. Long-Term Debt, Notes Payable and Credit Facilities

        The principal and carrying values of the Company's long-term debt issued by AGUS and AGMH and notes payable issued by AGM were as follows:

	As of September 30, 2010		As of December 31, 2009
	Principal	Carrying Value	Principal	Carrying Value
	(in millions)
AGUS:
7.0% Senior Notes	$200.0	$197.6	$200.0	$197.5
8.50% Senior Notes	172.5	170.8	172.5	170.1
Series A Enhanced Junior Subordinated Debentures	150.0	149.8	150.0	149.8

Total AGUS	522.5	518.2	522.5	517.4
AGMH:
6 7/8% QUIBS	100.0	66.9	100.0	66.7
6.25% Notes	230.0	134.7	230.0	133.9
5.60% Notes	100.0	52.9	100.0	52.6
Junior Subordinated Debentures	300.0	151.1	300.0	146.8

Total AGMH	730.0	405.6	730.0	400.0

Total long-term debt	1,252.5	923.8	1,252.5	917.4
Notes Payable	124.1	132.1	140.1	149.1

Total	$1,376.6	$1,055.9	$1,392.6	$1,066.5

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

September 30, 2010

16. Long-Term Debt, Notes Payable and Credit Facilities (Continued)

Any such incremental commitment increase is subject to certain conditions provided in the agreement and must be for at least $25.0 million.

        The proceeds of the loans and letters of credit are to be used for the working capital and other general corporate purposes of the borrowers and to support reinsurance transactions.

        At the effective date of the 2006 Credit Facility, AGC guaranteed the obligations of AGUK under the facility and AGL guaranteed the obligations of AG Re and AGRO under the facility and agreed that, if the Company consolidated assets (as defined in the related credit agreement) of AGC and its subsidiaries were to fall below $1.2 billion, it would, within 15 days, guarantee the obligations of AGC and AGUK under the facility. At the same time, AGOUS guaranteed the obligations of AGL, AG Re and AGRO under the facility, and each of AG Re and AGRO guaranteed the other as well as AGL.

        The 2006 Credit Facility's financial covenants require that AGL:

  (a)
  maintain a minimum net worth of 75% of the Consolidated Net Worth of Assured Guaranty as of June 30, 2009 (calculated as if the AGMH Acquisition had been consummated on such date); and

  (b)
  maintain a maximum debt-to-capital ratio of 30%.

        In addition, the 2006 Credit Facility requires that AGC maintain qualified statutory capital of at least 75% of its statutory capital as of the fiscal quarter ended June 30, 2006. Furthermore, the 2006 Credit Facility contains restrictions on AGL and its subsidiaries, including, among other things, in respect of their ability to incur debt, permit liens, become liable in respect of guaranties, make loans or investments, pay dividends or make distributions, dissolve or become party to a merger, consolidation or acquisition, dispose of assets or enter into affiliate transactions. Most of these restrictions are subject to certain minimum thresholds and exceptions. The 2006 Credit Facility has customary events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, bankruptcy or insolvency proceedings, change of control and cross-default to other debt agreements. A default by one borrower will give rise to a right of the lenders to terminate the facility and accelerate all amounts then outstanding. As of September 30, 2010 and December 31, 2009, Assured Guaranty was in compliance with all of the financial covenants.

        As of September 30, 2010, no amounts were outstanding under this facility, nor have there been any borrowings during the life of the 2006 Credit Facility.

        Letters of credit totaling approximately $2.9 million remained outstanding as of September 30, 2010 and December 31, 2009. The Company obtained the letters of credit in connection with entering into a lease for new office space in 2008, which space was subsequently sublet.

  2009 Strip Coverage Facility

        In connection with the AGMH Acquisition, AGM agreed to retain the risks relating to the debt and strip policy portions of the leveraged lease business. The liquidity risk to AGM related to the strip policy portion of the leveraged lease business is mitigated by the strip coverage facility described below.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

16. Long-Term Debt, Notes Payable and Credit Facilities (Continued)

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

        The Strip Coverage Facility's financial covenants require that AGM and its subsidiaries maintain a maximum debt-to-capital ratio of 30% and maintain a minimum net worth of 75% of consolidated net worth as of July 1, 2009, plus, starting July 1, 2014, 25% of the aggregate consolidated net income (or loss) for the period beginning July 1, 2009 and ending on June 30, 2014 or, if the commitment amount has been reduced to $750 million as described above, zero. The Company is in compliance with all covenants as of the date of this filing.

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

        As of September 30, 2010, no amounts were outstanding under this facility, nor have there been any borrowings during the life of this facility.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

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

        As of September 30, 2010, no amounts were outstanding under this facility nor have there been any borrowings during the life of this facility.

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

        As of September 30, 2010, no amounts were outstanding under this facility nor have there been any borrowings during the life of this facility.

Committed Capital Securities

Committed Capital Securities

	Third Quarter		Nine Months
	2010	2009	2010	2009
	(in millions)
AGC CCS:
Put option premium (expense)	$(1.4)	$(1.3)	$(4.7)	$(4.6)
Fair value gain (loss)	(2.2)	(1.2)	5.1	(42.2)
AGM CPS:
Put option premium (expense)	(0.9)	(1.2)	(2.5)	(1.2)
Fair value gain (loss)	(3.3)	(51.9)	0.7	(51.9)

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

17. Employee Benefit Plans

Share-Based Compensation

Share-Based Compensation Summary

	Third Quarter		Nine Months
	2010	2009	2010	2009
	(in millions)
Share-based compensation cost, before the effects of DAC, pre tax	$1.8	$1.1	$10.8	$7.5
Share based compensation expense for retirement eligible employees, pre-tax	—	(0.3)	4.6	1.7

Cash-Based Compensation

Performance Retention Plan

	Third Quarter		Nine Months
	2010	2009	2010	2009
	(in millions)
Performance Retention Plan expense, pre-tax	$2.0	$0.9	$12.1	$7.1
Performance Retention Plan expense for retirement eligible employees, pre-tax	—	—	6.0	4.3

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

18. Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share:

	Third Quarter		Nine Months
	2010	2009	2010	2009
	(in millions, except per share amounts)
Basic earnings per share:
Net income (loss) attributable to AGL	$180.9	$(35.0)	$706.4	$(119.5)
Less: Distributed and undistributed income (loss) available to nonvested shareholders	0.2	(0.1)	0.9	(0.5)

Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries	$180.7	$(34.9)	$705.5	$(119.0)

Basic shares	183.7	156.3	184.0	113.6
Basic EPS	$0.98	$(0.22)	$3.83	$(1.05)
Diluted earnings per share:
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries	$180.7	$(34.9)	$705.5	$(119.0)
Plus: Re-allocation of undistributed income (loss) available to nonvested shareholders of AGL and subsidiaries	—	—	—	—

Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries	$180.7	$(34.9)	$705.5	$(119.0)

Basic shares	183.7	156.3	184.0	113.6
Effect of dilutive securities:
Options and restricted stock awards	0.8	—	0.9	—
Equity units	2.8	—	4.0	—

Diluted shares	187.3	156.3	188.9	113.6

Diluted EPS	$0.96	$(0.22)	$3.73	$(1.05)

        Potentially dilutive securities representing approximately 4.7 million and 9.3 million shares of common stock for the Third Quarter 2010 and 2009, respectively, and 3.2 million and 9.2 million shares of common stock for the Nine Months 2010 and 2009, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been antidilutive.

19. Segment Reporting

        The Company has two principal business segments, each reported net of cessions to third party reinsurers:

  (1)
  financial guaranty direct, which includes transactions whereby the Company provides an unconditional and irrevocable guaranty that indemnifies the holder of a financial obligation against non-payment of principal and interest when due, and may take the form of a credit derivative. This segment includes the results of operations for AGMH beginning as of the

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

19. Segment Reporting (Continued)

    Acquisition Date, including business ceded to AG Re, which was included in the Company's financial guaranty reinsurance business prior to the Acquisition Date; and

  (2)
  financial guaranty reinsurance, which includes business where the Company is a reinsurer and agrees to indemnify a primary insurance company against part or all of the loss which the latter may sustain under a financial guaranty policy it has issued.

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

        The following table summarizes the components of underwriting gain (loss) for each reporting segment:

Underwriting Gain (Loss) by Segment

	Third Quarter 2010
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Other	Underwriting Gain (Loss)	Consolidation of VIEs	Total
	(in millions)
Net earned premiums	$284.2	$16.7	$0.6	$301.5	$(12.8)	$288.7
Credit derivative revenues(1)	50.4	0.3	—	50.7	—	50.7
Other income	0.2	—	—	0.2	—	0.2
Loss and loss adjustment (expenses) recoveries	(113.4)	(7.1)	(0.1)	(120.6)	11.5	(109.1)
Incurred losses on credit derivatives	(14.6)	(0.8)	—	(15.4)	—	(15.4)
Amortization of deferred acquisition costs	(3.9)	(4.1)	—	(8.0)	—	(8.0)
Other operating expenses	(42.3)	(7.5)	(0.1)	(49.9)	—	(49.9)

Underwriting gain (loss)	$160.6	$(2.5)	$0.4	$158.5

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

19. Segment Reporting (Continued)

	Third Quarter 2009
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Other	Total
	(in millions)
Net earned premiums	$314.7	$14.6	$0.7	$330.0
Credit derivative revenues(1)	57.0	0.3	—	57.3
Other income	30.1	—	—	30.1
Loss and loss adjustment (expenses) recoveries	(97.2)	(35.9)	(0.2)	(133.3)
Incurred losses on credit derivatives	(142.4)	0.2	—	(142.2)
Amortization of deferred acquisition costs	(3.0)	1.8	(0.1)	(1.3)
Other operating expenses	(57.4)	(6.3)	(1.0)	(64.7)

Underwriting gain (loss)	$101.8	$(25.3)	$(0.6)	$75.9

	Nine Months 2010
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Other	Underwriting Gain (Loss)	Consolidation of VIEs	Total
	(in millions)
Net earned premiums	$880.7	$52.2	$1.9	$934.8	$(34.4)	$900.4
Credit derivative revenues(1)	157.1	—	—	157.1	—	157.1
Other income	20.6	—	—	20.6	—	20.6
Loss and loss adjustment (expenses) recoveries	(307.3)	(49.1)	(0.2)	(356.6)	45.8	(310.8)
Incurred losses on credit derivatives	(111.0)	(8.9)	—	(119.9)	—	(119.9)
Amortization of deferred acquisition costs	(10.4)	(12.6)	(0.1)	(23.1)	—	(23.1)
Other operating expenses	(131.1)	(22.7)	(1.2)	(155.0)	—	(155.0)

Underwriting gain (loss)	$498.6	$(41.1)	$0.4	$457.9

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

19. Segment Reporting (Continued)

	Nine Months 2009
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Other	Total
	(in millions)
Net earned premiums	$446.6	$108.2	$2.3	$557.1
Credit derivative revenues(1)	113.3	1.4	—	114.7
Other income	31.4	0.1	—	31.5
Loss and loss adjustment (expenses) recoveries	(140.7)	(98.3)	(12.1)	(251.1)
Incurred losses on credit derivatives	(178.8)	0.4	—	(178.4)
Amortization of deferred acquisition costs	(12.8)	(28.1)	(0.4)	(41.3)
Other operating expenses	(93.6)	(21.2)	(2.5)	(117.3)

Underwriting gain (loss)	$165.4	$(37.5)	$(12.7)	$115.2

(1)
Comprised of premiums and ceding commissions.

Reconciliation of Underwriting Gain (Loss)
to Income (Loss) before Income Taxes

	Third Quarter		Nine Months
	2010	2009	2010	2009
	(in millions)
Total underwriting gain	$158.5	$75.9	$457.9	$115.2
Net investment income	85.6	84.7	260.8	171.6
Net realized investment gains (losses)	(2.4)	(6.1)	(1.4)	(28.1)
Unrealized gains on credit derivatives, excluding incurred losses on credit derivatives	(267.8)	(48.7)	82.6	(248.8)
Fair value gain (loss) on committed capital securities	(5.5)	(53.1)	5.8	(94.0)
Financial guaranty VIE net revenues and expenses	203.2	(5.3)	193.1	(5.3)
Other income(1)	33.6	26.9	(13.2)	26.9
AGMH acquisition-related expenses	—	(51.3)	(6.8)	(80.2)
Interest expense	(24.9)	(25.2)	(74.9)	(37.5)
Goodwill and settlement of intercompany relationship	—	(23.3)	—	(23.3)
CCS premium expense(2)	(2.3)	(2.6)	(7.2)	(5.8)
Elimination of insurance accounts for VIE	(1.3)	—	11.4	—

Income (loss) before provision for income taxes	$176.7	$(28.1)	$908.1	$(209.3)

(1)
Includes foreign exchange gain (loss) on revaluation of premium receivable and reinsurance cession of OTTI of investment assets associated with a below investment grade financial guaranty contract.

(2)
Recorded in other operating expenses.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

19. Segment Reporting (Continued)

        The following table provides the source from which each of the Company's segments derives their net earned premiums:

Net Earned Premiums By Segment

	Third Quarter		Nine Months
	2010	2009	2010	2009
	(in millions)
Financial guaranty direct:
Public finance	$112.1	$99.7	$309.9	$200.9
Structured finance	172.1	215.0	570.8	245.7

Total	284.2	314.7	880.7	446.6
Financial guaranty reinsurance:
Public finance	7.6	3.7	26.9	75.4
Structured finance	9.1	10.9	25.3	32.8

Total	16.7	14.6	52.2	108.2
Other	0.6	0.7	1.9	2.3

Subtotal	301.5	330.0	934.8	557.1
Consolidation of VIEs	(12.8)	—	(34.4)	—

Total net earned premiums	288.7	330.0	900.4	557.1
Net credit derivative premiums received and receivable	49.5	57.4	153.9	114.9

Total net earned premiums and credit derivative premiums received and receivable	$338.2	$387.4	$1,054.3	$672.0

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

20. Subsidiary Information

    The following tables present the condensed consolidated financial information for AGL, AGUS, of which AGC, AGMH and AGM are subsidiaries, and other subsidiaries of Assured Guaranty as of September 30, 2010 and December 31, 2009 and for the three and nine months ended September 30, 2010 and 2009.

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2010
(in millions)

		Assured Guaranty US Holdings Inc.
	Assured Guaranty Ltd. (Parent)	AGUS (Parent)	AGMH (Consolidated)	AGC and Other Subsidiaries	Consolidating Adjustments	AGUS (Consolidated)	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
ASSETS
Total investment portfolio and cash	$22.0	$18.1	$5,431.7	$2,902.4	$—	$8,352.2	$2,396.7	$—	$10,770.9
Investment in subsidiaries	4,159.8	3,374.7	—	—	(3,374.7)	—	—	(4,159.8)	—
Premiums receivable, net of ceding commissions payable	—	—	734.9	329.8	—	1,064.7	401.1	(143.3)	1,322.5
Ceded unearned premium reserve	—	—	1,514.2	417.1	—	1,931.3	0.5	(1,034.6)	897.2
Deferred acquisition costs	—	—	(73.5)	52.9	—	(20.6)	381.6	(109.8)	251.2
Reinsurance recoverable on unpaid losses	—	—	19.4	62.1	—	81.5	0.4	(63.8)	18.1
Credit derivative assets	—	—	199.6	263.7	11.3	474.6	68.1	(67.1)	475.6
Deferred tax asset, net	—	(0.8)	584.6	242.1	1.1	827.0	4.4	10.7	842.1
Intercompany receivable	—	—	300.0	—	(300.0)	—	—	—	—
Financial guaranty variable interest entities' assets	—	—	1,892.3	404.4	—	2,296.7	—	—	2,296.7
Other assets	18.3	4.3	984.7	464.8	13.1	1,466.9	139.1	(127.5)	1,496.8

TOTAL ASSETS	$4,200.1	$3,396.3	$11,587.9	$5,139.3	$(3,649.2)	$16,474.3	$3,391.9	$(5,695.2)	$18,371.1

LIABILITIES AND SHAREHOLDERS' EQUITY
Unearned premium reserves	$—	$—	$5,546.7	$1,398.8	$—	$6,945.5	$1,403.0	$(973.7)	$7,374.8
Loss and loss adjustment expense reserve	—	—	176.3	210.7	—	387.0	165.0	(85.0)	467.0
Long-term debt	—	518.2	405.6	—	—	923.8	—	—	923.8
Notes payable	—	—	132.1	—	—	132.1	—	—	132.1
Intercompany payable	—	—	—	300.0	(300.0)	—	—	—	—
Credit derivative liabilities	—	0.2	655.8	1,207.8	11.3	1,875.1	372.7	(67.1)	2,180.7
Financial guaranty variable interest entities' liabilities	—	—	2,035.9	426.7	—	2,462.6	—	—	2,462.6
Other liabilities	10.9	(17.9)	542.5	313.7	14.1	852.4	39.4	(261.8)	640.9

TOTAL LIABILITIES	10.9	500.5	9,494.9	3,857.7	(274.6)	13,578.5	1,980.1	(1,387.6)	14,181.9

TOTAL SHAREHOLDERS' EQUITY ATTRIBUTBLE TO ASSURED GUARANTY LTD.	4,189.2	2,895.8	2,093.0	1,281.6	(3,374.6)	2,895.8	1,411.8	(4,307.6)	4,189.2
Noncontrolling interest of financial guaranty variable interest entities	—	—	—	—	—	—	—	—	—

TOTAL SHAREHOLDERS' EQUITY	4,189.2	2,895.8	2,093.0	1,281.6	(3,374.6)	2,895.8	1,411.8	(4,307.6)	4,189.2

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,200.1	$3,396.3	$11,587.9	$5,139.3	$(3,649.2)	$16,474.3	$3,391.9	$(5,695.2)	$18,371.1

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

20. Subsidiary Information (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2009
(in millions)

		Assured Guaranty US Holdings Inc.
	Assured Guaranty Ltd. (Parent)	AGUS (Parent)	AGMH (Consolidated)	AGC and Other Subsidiaries	Consolidating Adjustments	AGUS (Consolidated)	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
ASSETS
Total investment portfolio and cash	$52.5	$3.7	$5,797.4	$2,867.1	$—	$8,668.2	$2,131.6	$—	$10,852.3
Investment in subsidiaries	3,457.1	2,852.0	—	—	(2,852.0)	—	—	(3,457.1)	—
Premiums receivable, net of ceding commissions payable	—	—	787.4	349.7	(1.2)	1,135.9	446.2	(163.9)	1,418.2
Ceded unearned premium reserve	—	—	1,545.0	435.3	—	1,980.3	0.5	(900.3)	1,080.5
Deferred acquisition costs	—	—	(27.0)	45.2	—	18.2	342.0	(118.2)	242.0
Reinsurance recoverable on unpaid losses	—	—	13.7	50.7	—	64.4	0.9	(51.2)	14.1
Credit derivative assets	—	—	227.0	244.6	—	471.6	68.5	(47.6)	492.5
Deferred tax asset, net	—	(0.4)	879.2	242.0	—	1,120.8	9.7	27.7	1,158.2
Intercompany receivable	—	—	300.0	—	(300.0)	—	—	—	—
Financial guaranty variable interest entities' assets	—	—	762.3	—	—	762.3	—	—	762.3
Other assets	22.6	1.3	558.1	203.0	(0.5)	761.9	83.4	(85.3)	782.6

TOTAL ASSETS	$3,532.2	$2,856.6	$10,843.1	$4,437.6	$(3,153.7)	$14,983.6	$3,082.8	$(4,795.9)	$16,802.7

LIABILITIES AND SHAREHOLDERS' EQUITY
Unearned premium reserves	$—	$—	$6,468.3	$1,451.6	$—	$7,919.9	$1,301.5	$(821.2)	$8,400.2
Loss and loss adjustment expense reserve	—	—	55.3	191.2	—	246.5	122.3	(79.3)	289.5
Long-term debt	—	517.4	400.0	—	—	917.4	—	—	917.4
Notes payable	—	—	149.1	—	—	149.1	—	—	149.1
Intercompany payable	—	—	—	300.0	(300.0)	—	—	—	—
Credit derivative liabilities	—	0.2	625.7	1,076.7	—	1,702.6	379.4	(47.4)	2,034.6
Financial guaranty variable interest entities' liabilities	—	—	762.7	—	—	762.7	—	—	762.7
Other liabilities	11.7	(15.6)	761.4	187.1	(1.7)	931.2	25.4	(239.2)	729.1

TOTAL LIABILITIES	11.7	502.0	9,222.5	3,206.6	(301.7)	12,629.4	1,828.6	(1,187.1)	13,282.6

TOTAL SHAREHOLDERS' EQUITY ATTRIBUTBLE TO ASSURED GUARANTY LTD	3,520.5	2,354.6	1,621.0	1,231.0	(2,852.0)	2,354.6	1,254.2	(3,608.8)	3,520.5
Noncontrolling interest of financial guaranty variable interest entities	—	—	(0.4)	—	—	(0.4)	—	—	(0.4)

TOTAL SHAREHOLDERS' EQUITY	3,520.5	2,354.6	1,620.6	1,231.0	(2,852.0)	2,354.2	1,254.2	(3,608.8)	3,520.1

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,532.2	$2,856.6	$10,843.1	$4,437.6	$(3,153.7)	$14,983.6	$3,082.8	$(4,795.9)	$16,802.7

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

20. Subsidiary Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010
(in millions)

		Assured Guaranty US Holdings Inc.
	Assured Guaranty Ltd (Parent)	AGUS (Parent)	AGMH (Consolidated)	AGC and Other Subsidiaries	Consolidating Adjustments	AGUS (Consolidated)	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$217.4	$27.7	$—	$245.1	$39.0	$4.6	$288.7
Net investment income	—	—	49.2	19.8	(3.8)	65.2	20.4	—	85.6
Net realized investment gains (losses)	—	—	(3.1)	(0.1)	—	(3.2)	0.8	—	(2.4)
Net change in fair value of credit derivatives:
Realized gains and other settlements	—	—	17.6	29.3	—	46.9	5.5	—	52.4
Net unrealized gains (losses)	—	—	(34.4)	(193.4)	—	(227.8)	(57.1)	—	(284.9)

Net change in fair value of credit derivatives	—	—	(16.8)	(164.1)	—	(180.9)	(51.6)	—	(232.5)
Equity in earnings of subsidiaries	186.0	205.1	—	—	(205.1)	—	—	(186.0)	—
Other income(1)	—	—	82.7	15.5	—	98.2	7.1	(0.5)	104.8

TOTAL REVENUES	$186.0	$205.1	$329.4	$(101.2)	$(208.9)	$224.4	$15.7	$(181.9)	$244.2

EXPENSES
Loss and loss adjustment expenses	—	—	77.9	18.0	—	95.9	12.9	0.3	109.1
Amortization of deferred acquisition costs and other operating expenses	5.1	0.2	21.0	23.9	—	45.1	14.2	(4.2)	60.2
Other(2)	—	9.8	(104.2)	(3.6)	(3.8)	(101.8)	—	—	(101.8)

TOTAL EXPENSES	5.1	10.0	(5.3)	38.3	(3.8)	39.2	27.1	(3.9)	67.5

INCOME (LOSS) BEFORE INCOME TAXES	180.9	195.1	334.7	(139.5)	(205.1)	185.2	(11.4)	(178.0)	176.7
Total provision (benefit) for income taxes	—	(3.5)	42.4	(52.3)	—	(13.4)	1.4	7.8	(4.2)

NET INCOME (LOSS)	180.9	198.6	292.3	(87.2)	(205.1)	198.6	(12.8)	(185.8)	180.9
Less: Noncontrolling interest of variable interest entities	—	—	—	—	—	—	—	—	—

NET INCOME (LOSS) ATTRIBUTABLE TO ASSURED GUARANTY LTD	$180.9	$198.6	$292.3	$(87.2)	$(205.1)	$198.6	$(12.8)	$(185.8)	$180.9

(1)
Includes fair value gain (loss) on CCS, financial guaranty VIEs' revenues and other income.

(2)
Includes AGMH acquisition related expenses, interest expense and financial guaranty VIEs' expenses.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

20. Subsidiary Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009
(in millions)

		Assured Guaranty US Holdings Inc.
	Assured Guaranty Ltd (Parent)	AGUS (Parent)	AGMH (Consolidated)	AGC and Other Subsidiaries	Consolidating Adjustments	AGUS (Consolidated)	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$280.5	$13.4	$—	$293.9	$11.4	$24.7	$330.0
Net investment income	0.1	0.5	45.1	19.2	—	64.8	20.3	(0.5)	84.7
Net realized investment gains (losses)	—	—	0.5	0.6	—	1.1	(7.5)	0.3	(6.1)
Net change in fair value of credit derivatives:
Realized gains and other settlements	—	—	43.7	23.3	—	67.0	4.7	—	71.7
Net unrealized gains (losses)	—	—	(64.5)	(84.3)	—	(148.8)	(56.5)	—	(205.3)

Net change in fair value of credit derivatives	—	—	(20.8)	(61.0)	—	(81.8)	(51.8)	—	(133.6)
Equity in earnings of subsidiaries	(29.5)	200.0	—	—	(200.0)	—	—	29.5	—
Other income(1)	—	(0.5)	(12.4)	2.5	—	(10.4)	30.8	(11.6)	8.8

TOTAL REVENUES	$(29.4)	$200.0	$292.9	$(25.3)	$(200.0)	$267.6	$3.2	$42.4	$283.8

EXPENSES
Loss and loss adjustment expenses	$—	$—	$0.9	$77.8	$—	$78.7	$43.9	$10.7	$133.3
Amortization of deferred acquisition costs and other operating expenses	4.2	—	42.2	16.2	—	58.4	8.3	(2.3)	68.6
Other(2)	1.4	19.7	(172.2)	89.9	—	(62.6)	0.8	170.4	110.0

TOTAL EXPENSES	5.6	19.7	(129.1)	183.9	—	74.5	53.0	178.8	311.9

INCOME (LOSS) BEFORE INCOME TAXES	(35.0)	180.3	422.0	(209.2)	(200.0)	193.1	(49.8)	(136.4)	(28.1)
Total provision (benefit) for income taxes	—	(6.9)	56.5	(38.4)	—	11.2	1.0	—	12.2

NET INCOME (LOSS)	(35.0)	187.2	365.5	(170.8)	(200.0)	181.9	(50.8)	(136.4)	(40.3)
Less: Noncontrolling interest of variable interest entities	—	—	(5.3)	—	—	(5.3)	—	—	(5.3)

NET INCOME (LOSS) ATTRIBUTABLE TO ASSURED GUARANTY LTD	$(35.0)	$187.2	$370.8	$(170.8)	$(200.0)	$187.2	$(50.8)	$(136.4)	$(35.0)

(1)
Includes fair value gain (loss) on CCS, financial guaranty VIEs' revenues and other income.

(2)
Includes AGMH acquisition-related expenses, interest expense, and goodwill and settlement of pre-existing relationship.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

20. Subsidiary Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(in millions)

		Assured Guaranty US Holdings Inc.
	Assured Guaranty Ltd (Parent)	AGUS (Parent)	AGMH (Consolidated)	AGC and Other Subsidiaries	Consolidating Adjustments	AGUS (Consolidated)	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$690.4	$82.3	$—	$772.7	$113.4	$14.3	$900.4
Net investment income	—	—	146.1	63.2	(11.3)	198.0	62.8	—	260.8
Net realized investment gains (losses)	—	—	(10.3)	2.3	—	(8.0)	6.6	—	(1.4)
Net change in fair value of credit derivatives:
Realized gains and other settlements	—	—	58.9	49.0	—	107.9	9.6	—	117.5
Net unrealized gains (losses)	—	—	(54.8)	23.3	—	(31.5)	33.8	—	2.3

Net change in fair value of credit derivatives	—	—	4.1	72.3	—	76.4	43.4	—	119.8
Equity in earnings of subsidiaries	725.6	654.1	—	—	(654.1)	—	—	(725.6)	—
Other income(1)	—	—	13.8	71.3	—	85.1	(9.7)	(0.6)	74.8

TOTAL REVENUES	$725.6	$654.1	$844.1	$291.4	$(665.4)	$1,124.2	$216.5	$(711.9)	$1,354.4

EXPENSES
Loss and loss adjustment expenses	—	—	172.6	56.3	—	228.9	80.4	1.5	310.8
Amortization of deferred acquisition costs and other operating expenses	19.2	0.6	57.9	73.7	—	132.2	43.0	(9.1)	185.3
Other(2)	—	31.8	(130.1)	58.4	(11.3)	(51.2)	1.4	—	(49.8)

TOTAL EXPENSES	19.2	32.4	100.4	188.4	(11.3)	309.9	124.8	(7.6)	446.3

INCOME (LOSS) BEFORE INCOME TAXES	706.4	621.7	743.7	103.0	(654.1)	814.3	91.7	(704.3)	908.1
Total provision (benefit) for income taxes	—	(11.3)	165.8	26.8	—	181.3	3.4	17.0	201.7

NET INCOME (LOSS)	706.4	633.0	577.9	76.2	(654.1)	633.0	88.3	(721.3)	706.4
Less: Noncontrolling interest of variable interest entities	—	—	—	—	—	—	—	—	—

NET INCOME (LOSS) ATTRIBUTABLE TO ASSURED GUARANTY LTD	$706.4	$633.0	$577.9	$76.2	$(654.1)	$633.0	$88.3	$(721.3)	$706.4

(1)
Includes fair value gain (loss) on CCS, financial guaranty VIEs' revenues and other income.

(2)
Includes AGMH acquisition related expenses, interest expense and financial guaranty VIEs' expenses.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

20. Subsidiary Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(in millions)

		Assured Guaranty US Holdings Inc.
							AG Re and Other Subsidiaries
	Assured Guaranty Ltd (Parent)	AGUS (Parent)	AGMH (Consolidated)	AGC and Other Subsidiaries	Consolidating Adjustments	AGUS (Consolidated)		Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$280.5	$107.8	$—	$388.3	$144.1	$24.7	$557.1
Net investment income	0.1	0.5	45.1	58.3	—	103.9	68.2	(0.6)	171.6
Net realized investment gains (losses)	—	—	0.5	6.2	—	6.7	(35.1)	0.3	(28.1)
Net change in fair value of credit derivatives:
Realized gains and other settlements	—	—	43.7	71.0	—	114.7	5.4	—	120.1
Net unrealized gains (losses)	—	—	(64.5)	(332.8)	—	(397.3)	(35.3)	—	(432.6)

Net change in fair value of credit derivatives	—	—	(20.8)	(261.8)	—	(282.6)	(29.9)	—	(312.5)
Equity in earnings of subsidiaries	(99.4)	65.1	—	—	(65.1)	—	—	99.4	—
Other income(1)	—	—	(12.4)	(37.0)	—	(49.4)	30.8	(12.1)	(30.7)

TOTAL REVENUES	$(99.3)	$65.6	$292.9	(126.5)	(65.1)	$166.9	$178.1	$111.7	$357.4

EXPENSES
Loss and loss adjustment expenses	$—	$—	$0.9	$145.6	$—	$146.5	$93.9	$10.7	$251.1
Amortization of deferred acquisition costs and other operating expenses	14.9	—	42.2	53.5	—	95.7	56.2	(2.4)	164.4
Other(2)	5.3	40.4	(172.2)	105.9	—	(25.9)	1.3	170.5	151.2

TOTAL EXPENSES	20.2	40.4	(129.1)	305.0	—	216.3	151.4	178.8	566.7

INCOME (LOSS) BEFORE INCOME TAXES	(119.5)	25.2	422.0	(431.5)	(65.1)	(49.4)	26.7	(67.1)	(209.3)
Total provision (benefit) for income taxes	—	(14.0)	56.5	(125.8)	—	(83.3)	(1.2)	—	(84.5)

NET INCOME (LOSS)	(119.5)	39.2	365.5	(305.7)	(65.1)	33.9	27.9	(67.1)	(124.8)
Less: Noncontrolling interest of variable interest entities	—	—	(5.3)	—	—	(5.3)	—	—	(5.3)

NET INCOME (LOSS) ATTRIBUTABLE TO ASSURED GUARANTY LTD	$(119.5)	$39.2	$370.8	$(305.7)	$(65.1)	$39.2	$27.9	$(67.1)	$(119.5)

(1)
Includes fair value gain (loss) on CCS, financial guaranty VIEs' revenues and other income.

(2)
Includes AGMH acquisition-related expenses, interest expense, and goodwill and settlement of pre-existing relationship.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

20. Subsidiary Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(in millions)

		Assured Guaranty US Holdings Inc.
	Assured Guaranty Ltd. (Parent)	AGUS (Parent)	AGMH (Consolidated)	AGC and Other Subsidiaries	Consolidating Adjustments	(Consolidated)	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$7.1	$14.4	$(260.1)	$(21.0)	$(40.0)	$(306.7)	$171.6	$(12.0)	$(140.0)

Cash flows from investing activities
Fixed maturity securities:
Purchases	—	—	(510.5)	(710.3)	4.3	(1,216.5)	(722.4)	10.2	(1,928.7)
Sales	—	—	474.3	172.1	(4.3)	642.1	203.8	(10.2)	835.7
Maturities	—	—	385.9	113.3	—	499.2	230.4	—	729.6
Purchases of short-term investments, net	30.5	(14.5)	84.9	526.4	—	596.8	132.6	—	759.9
Net proceeds from financial guaranty variable entities' assets	—	—	313.2	10.4	—	323.6	—	—	323.6
Other	—	—	15.7	—	—	15.7	—	—	15.7

Net cash flows used in investing activities	30.5	(14.5)	763.5	111.9	—	860.9	(155.6)	—	735.8

Cash flows from financing activities
Share repurchase	(10.5)	—	—	—	—	—	—	—	(10.5)
Dividends paid	(24.9)	—	—	(40.0)	40.0	—	(12.0)	12.0	(24.9)
Share activity under option and incentive plans	(2.2)	—	—	—	—	—	—	—	(2.2)
Net paydowns of financial guaranty variable entities' liabilities	—	—	(464.2)	(33.1)	—	(497.3)	—	—	(497.3)
Payment of notes payable	—	—	(16.1)	—	—	(16.1)	—	—	(16.1)

Net cash flows provided by (used in) financing activities	(37.6)	—	(480.3)	(73.1)	40.0	(513.4)	(12.0)	12.0	(551.0)
Effect of exchange rate changes	—	—	(1.2)	(0.3)	—	(1.5)	—	—	(1.5)

Increase (decrease) increase in cash	—	(0.1)	21.9	17.5	—	39.3	4.0	—	43.3
Cash at beginning of period	—	0.1	26.1	6.2	—	32.4	11.7	—	44.1

Cash at end of period	$—	$—	$48.0	$23.7	$—	$71.7	$15.7	$—	$87.4

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

20. Subsidiary Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(in millions)

		Assured Guaranty US Holdings Inc.
	Assured Guaranty Ltd. (Parent)	AGUS (Parent)	AGMH (Consolidated)	AGC and Other Subsidiaries	Consolidating Adjustments	(Consolidated)	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$23.2	$3.5	$(8.0)	$249.8	$(16.8)	$228.5	$72.7	$(30.8)	$293.6

Cash flows from investing activities
Fixed maturity securities:
Purchases	—	—	(52.1)	(632.8)	—	(684.9)	(616.8)	—	(1,301.7)
Sales	—	—	319.2	504.0	—	823.2	435.2	—	1,258.4
Maturities	—	—	64.3	2.8	—	67.1	13.7	—	80.8
Sales (purchases) of short-term investments, net	(73.2)	(3.4)	(169.6)	(110.9)	—	(283.9)	136.3	—	(220.8)
Capital contribution to subsidiary	(378.7)	—	—	—	—	—	—	378.7	—
Acquisition of AGMH	—	(546.0)	—	—	87.0	(459.0)	—	—	(459.0)
Other	—	—	8.0	—	—	8.0	—	—	8.0

Net cash flows used in investing activities	(451.9)	(549.4)	169.8	(236.9)	87.0	(529.5)	(31.6)	378.7	(634.3)

Cash flows from financing activities
Net proceeds from issuance of common stock and equity units	449.0	167.3	—	—	—	167.3	—	—	616.3
Capital contribution from parent	—	378.7	—	—	—	378.7	—	(378.7)	—
Dividends paid	(15.8)	—	—	(16.8)	16.8	—	(30.3)	30.8	(15.3)
Repurchases of common stock	(3.7)	—	—	—	—	—	—	—	(3.7)
Share activity under option and incentive plans	(0.8)	—	—	—	—	—	—	—	(0.8)
Payment of note payable	—	—	(8.3)	—	—	(8.3)	—	—	(8.3)

Net cash flows provided by (used in) financing activities	428.7	546.0	(8.3)	(16.8)	16.8	537.7	(30.3)	(347.9)	588.2
Effect of exchange rate changes	—	—	0.1	0.5	—	0.6	0.1	—	0.7

Increase (decrease) in cash	—	0.1	153.6	(3.4)	87.0	237.3	10.9	—	248.2
Cash at beginning of period	—	—	87.0	10.2	(87.0)	10.2	2.1	—	12.3

Cash at end of period	$—	$0.1	$240.6	$6.8	$—	$247.5	$13.0	$—	$260.5

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

        Any or all of Assured Guaranty's forward-looking statements herein are based on current expectations and the current economic environment and may turn out to be wrong. Assured Guaranty's actual results may vary materially. Among factors that could cause actual results to differ materially are:

  •
  rating agency action, including a ratings downgrade or change in outlook at any time of AGL or any of its subsidiaries and/or of transactions that AGL's subsidiaries have insured, both of which have occurred in the past;

  •
  developments in the world's financial and capital markets that adversely affect issuers' payment rates, the Company's loss experience, its ability to cede exposure to reinsurers, its access to capital, its unrealized (losses) gains on derivative financial instruments or its investment returns;

  •
  changes in the world's credit markets, segments thereof or general economic conditions;

  •
  more severe or frequent losses implicating the adequacy of the Company's expected loss estimates;

  •
  the impact of market volatility on the mark-to-market of the Company's contracts written in credit default swap form;

  •
  reduction in the amount of reinsurance portfolio opportunities available to the Company;

  •
  deterioration in the financial condition of our reinsurers, the amount and timing of reinsurance recoverable actually received and the risk that reinsurers may dispute amounts owed to us under our reinsurance agreements;

  •
  the possibility that the Company will not realize insurance loss recoveries or damages from originators, sellers, sponsors, underwriters or servicers of residential mortgage-backed securities transactions;

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

        On July 1, 2009 (the "Acquisition Date"), the Company acquired Financial Security Assurance Holdings Ltd. (renamed Assured Guaranty Municipal Holdings Inc., "AGMH"), and AGMH's

subsidiaries, from Dexia Holdings, Inc. ("Dexia Holdings"). AGMH's principal insurance subsidiary is Financial Security Assurance Inc. (renamed Assured Guaranty Municipal Corp., "AGM"). The acquired companies are collectively referred to as the "Acquired Companies." Since the AGMH Acquisition, the Company has conducted its financial guaranty business on a direct basis from two distinct platforms: AGM and Assured Guaranty Corp. ("AGC"). AGM focuses exclusively on the U.S. public finance and global infrastructure business and does not underwrite any new structured finance business. AGC underwrites global structured finance obligations as well as U.S. public finance and global infrastructure obligations. Neither company currently underwrites any new U.S. residential mortgage backed securities ("RMBS") transactions.

        Since 2008, the Company has been the most active provider of financial guaranty credit protection products. The Company's acquisition of AGMH in 2009, its ability to achieve and maintain high investment-grade financial strength ratings, and the significant financial distress faced by many of the Company's competitors since 2007, which has impaired their ability to underwrite new business, have contributed to the Company's leading position in the market. At the present time, the primary challenges that the Company faces to increasing its market penetration are (1) the preference of investors to purchase bonds that are not insured rather than those that benefit from insurance and (2) its efforts to maintain high, stable financial strength ratings from the rating agencies.

        On October 25, 2010, Standard and Poor's Rating Services ("S&P") lowered the counterparty credit and financial strength ratings on AGC, AGM and their respective insurance subsidiaries from AAA (negative outlook) to AA+ (outlook stable). The effect of this downgrade on the Company's future new business development is uncertain at this time. See "Importance of Financial Strength Ratings" below.

Business Environment and Market Trends

        The past three years were characterized by the erosion of liquidity in global capital markets that has resulted in a significantly different business environment, market opportunity and competitive environment for the Company and the financial guaranty industry than ever before. The U.S. economic recession that began in 2007 following the start of a global financial crisis, became the longest recession the U.S. has experienced since World War II, and created significant credit and financial losses at many financial institutions. Such losses were concentrated in the U.S. RMBS sector and in particular on collateralized debt obligations ("CDOs") backed by ABS containing significant residential mortgage collateral ("CDOs of ABS"). As a result of credit losses on these types of securities, all of the Company's pre-2007 financial guaranty competitors have had their insurer financial strength ratings downgraded by the rating agencies to non-investment grade levels, resulting in the former companies becoming unable to underwrite new business. Although the National Bureau of Economic Research recently declared that the recession is over and that housing prices appear to be stabilizing, many financial institutions, including the financial guaranty market, continue to face significant uncertainty about their ultimate credit experience on credit exposures underwritten from the end of 2004 through 2008. Unemployment remains high and may take years to return to pre-recession levels, which may adversely affect loss experience on RMBS as well as Assured Guaranty's willingness to consider underwriting new RMBS transactions. In addition, the economic recession has also affected the credit performance of other markets, including corporate credits such as in many of the pooled corporate obligations insured by the Company and, more specifically, of trust preferred securities ("TruPS") that include subordinated capital and notes issued by banks, mortgage real estate investment trusts and insurance companies.

        The U.S. municipal bond market, which has been the Company's principal market since 2007, has also experienced significant changes during the past three years. Municipal credits have experienced increased budgetary stress, as the amount of sales, income and real estate taxes and other municipal excise or usage revenues collected by most states and municipalities have declined over the last two years and may decline in the future as well.

        In order to help improve investor demand for municipal bonds and in order to strengthen capital project activity by state and local governments, the federal government authorized the Build America Bond ("BABs") program in April 2009 under the American Recovery and Reinvestment Act of 2009. This program, which helped state and local governments issue new bonds in the taxable market by providing a federal interest rate subsidy to the issuer, reduced new issuance in the tax-exempt municipal market in 2009 by 11.3% compared to 2008 and by 10.9% for the first nine months ended September 30, 2010 ("Nine Months 2010") compared to the nine months ended September 30, 2009 ("Nine Months 2009"). The BABs program, as currently structured, does not encourage issuers to employ bond insurance since the cost of bond insurance is not included as a component of interest cost in determining the interest cost subsidy paid by the federal government to the issuing municipality. In addition, the Company believes that the buyers of the BABs bonds are generally less likely than traditional municipal bond investors to require insurance due to the higher average rating and size of such bonds. From the introduction of the BABs program in April 2009 through September 30, 2010, approximately $137.3 billion of new issue municipal bonds were under the BABs program, but only 2.4% of these were insured by AGM or AGC. However, as smaller and lower rated issuers begin to issue BABs bonds and as individual investors begin to buy BABs more, issuers may purchase financial guaranty insurance more frequently in order to improve the efficiency and cost of their BABs issuance. For example, while AGC and AGM's utilization by BABs issuers on a par basis has been low to date, their utilization in three months ended September 30, 2010 ("Third Quarter 2010") based on the number of transactions was 8.4%, or 40 out of 475 transactions. The BABs program is currently scheduled to expire on December 31, 2010.

        Another change which has affected the municipal market and demand for financial guaranty insurance has been the recalibration of municipal issuer ratings by two of the leading rating agencies, Moody's Investors Service, Inc. ("Moody's") and Fitch Ratings ("Fitch"), in early 2010. This recalibration combined with the downgrade in AGC and AGM's financial strength ratings from Aaa by Moody's to Aa3 in December 2009 decreased the percentage of the market that had underlying Moody's investment grade ("IG") ratings lower than the Company's ratings—a key metric for evaluating the potential market for financial guaranty insurance—from 67% to 26%.

Municipal Tax-Exempt Market Data and Penetration

	Nine Months		Years Ended December 31,
	2010		2009		2008
	Par ($ in billions)	Number of issues	Par ($ in billions)	Number of issues	Par ($ in billions)	Number of issues
New Municipal bonds issued	$297.0	9,673	$406.8	11,412	$386.5	10,452
New Municipal bonds issued under BABs program	73.1	1,047	64.2	783	—	—
New Municipal bonds insured (all financial guaranty)	20.8	1,293	35.4	2,012	72.2	2,564
New Municipal bonds insured (AGC and AGM)	20.8	1,293	34.8	2,005	65.7	2,415
New Municipal bonds insured under BABs program	1.6	82	1.7	87	—	—

        The economic environment has also had an adverse effect on the demand for financial guaranties in both the global structured finance and international infrastructure finance markets. Until recently, the Company has witnessed limited new issuance activity in many sectors in which the Company was previously active. In addition, the Company will not underwrite structured finance transactions at AGM or underwrite any U.S. RMBS transactions for the foreseeable future. These decisions reduce the amount of new business available to the Company in the current environment. The Company expects that global structured finance and international infrastructure opportunities will increase in the future as the global economy recovers, issuers return to the capital markets for financings and institutional investors again utilize financial guaranties.

Recent Legislation

        The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was signed into law on July 21, 2010. Many provisions of the Dodd-Frank Act require rulemaking actions by governmental agencies to implement, many of which have not yet occurred. For example, the Dodd-Frank Act could result in requirements to maintain capital or post margin with respect to the Company's future insured derivative transactions and possibly its existing insured derivatives portfolio. It is also possible that the Dodd-Frank Act could extend even more broadly to encompass the Company's financial guaranty insurance business. The magnitude of any capital or margin requirements, as well as the extent to which such requirements would apply in respect of the Company's existing derivatives or insured portfolio, will depend primarily on rulemaking by the SEC and the Commodity Futures Trading Commission. In addition, as a result of the legislation, the Company and its affiliates may be required to clear or exchange trade some or all of the swap transactions they enter into, which could result in higher cost, requirements to post margin, less transaction flexibility and price disclosure. For a further discussion of the potential impact of the Dodd-Frank Act on the Company, see "Risk Factors" set forth in Part II, Item 1A of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2010.

Financial Performance

Financial Performance

	Third Quarter		Nine Months
	2010	2009	2010	2009
	(dollars in millions, except per share amounts)
Net earned premiums(1)	$288.7	$330.0	$900.4	$557.1
Net investment income	85.6	84.7	260.8	171.6
Realized gains and other settlements on credit derivatives	52.4	71.7	117.5	120.1
Net unrealized gains (losses) on credit derivatives	(284.9)	(205.3)	2.3	(432.6)
Loss and loss adjustment expenses(2)	109.1	133.3	310.8	251.1
AGMH acquisition-related expenses	—	51.3	6.8	80.2
Goodwill and settlement of pre-existing relationship	—	23.3	—	23.3
Other operating expenses	52.2	67.3	162.2	123.1
Net income (loss) attributable to Assured Guaranty Ltd.	180.9	(35.0)	706.4	(119.5)
Diluted EPS	0.96	(0.22)	3.73	(1.05)

(1)
Excludes net premiums earned of $12.8 million and $34.4 million on consolidated VIEs in Third Quarter 2010 and Nine Months 2010, respectively.

(2)
Represents loss and loss adjustment expenses ("LAE") on financial guaranty contracts issued in insurance form and excludes loss and LAE of $11.5 million and $45.8 million on consolidated VIEs in Third Quarter 2010 and Nine Months 2010, respectively.

        Net income for the Nine Months 2010 and Nine Months 2009 are difficult to compare due to the inclusion of AGMH results beginning on July 1, 2009, and consolidation of financial guaranty VIEs beginning January 1, 2010. In addition, the Company's net income is generally volatile primarily due to the recording of unrealized gains (losses) on credit derivatives, committed capital securities ("CCS") and financial guaranty VIEs, which fluctuate due to credit experience, changes in interest rates, credit spreads and other market factors. Refundings and accelerations and loss development also may cause volatility in net operating income. The acquired AGMH book of financial guaranty insurance business was recorded at fair value on the Acquisition Date resulting in significantly higher unearned premium reserve relative to an identical or similar book of business in the legacy AGC and Assured Guaranty Re Ltd. ("AG Re") portfolio. This results in very different premium earnings and loss recognition patterns for financial guaranty insurance contracts between AGM on one hand and AGC and AG Re on the other. See "—Results of Operations."

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

  Operating income

        Management believes that operating income is a useful measure because it clarifies the understanding of the underwriting results of the Company's financial guaranty insurance business, and also includes financing costs and net investment income, and enables investors and analysts to evaluate the Company's financial results as compared to the consensus analyst estimates distributed publicly by financial databases. The table below presents net income attributable to AGL and a reconciliation to operating income. The operating income measure adjusts net income to remove the effects of certain consolidated VIEs and fair-value adjustments relating to dislocation in the market and any fair value adjustments where the Company does not have the intent or the ability to realize such gains or losses. Operating income is also adjusted for realized gains and losses on its investment portfolio and goodwill and settlement of pre-existing relationship charges incurred in connection with the AGMH Acquisition. The Company revised its definition of operating income in the second quarter of 2010 to exclude foreign exchange revaluation gains and losses on premiums receivable. Prior and subsequent periods are presented on a consistent basis with this revised definition. See "—Non-GAAP Financial Measures."

        The comparability of operating income for Nine Months 2010 versus Nine Months 2009 is affected by the AGMH Acquisition on July 1, 2009. Although the AGMH book of business has embedded losses, such losses emerge in income only to the extent they exceed the deferred premium revenue on a contract basis, which was recorded at fair value on the Acquisition Date. Third Quarter 2010 and Third Quarter 2009 comparisons provide a more relevant analysis due to the inclusion of AGMH results in both periods.

  Reconciliation of Net Income Attributable to Assured Guaranty Ltd. to Operating Income

	Third Quarter		Nine Months
	2010	2009	2010	2009
	(in millions)
Net income (loss) attributable to Assured Guaranty Ltd.	$180.9	$(35.0)	$706.4	$(119.5)
Less after-tax adjustments:
Realized gains (losses) on investments	(1.3)	(6.0)	1.1	(30.2)
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(192.6)	(41.3)	78.8	(165.8)
Fair value gains (losses) on committed capital securities	(3.6)	(34.5)	3.8	(61.1)
Foreign exchange gains (losses) on revaluation of premiums receivable	24.4	23.9	(17.6)	23.9
Effect of consolidating VIEs	131.2	—	132.9	—
Goodwill and settlement of pre-existing relationship	—	(23.3)	—	(23.3)

Operating income	$222.8	$46.2	$507.4	$137.0

        The increase in operating income in the Third Quarter 2010 compared to the comparable prior year period was primarily attributable to lower loss and LAE and credit impairments (i.e losses incurred on credit derivatives) and the recording of a tax benefit of $55.8 million in Third Quarter 2010 due to the filing of an amended tax return for a period prior to the AGMH Acquisition, offset in part by lower net premiums earned and credit derivative revenues. The decline in premiums earned in Third Quarter 2010 compared to Third Quarter 2009 relates to the reduction of in-force business. Net premiums earned and credit derivative revenue from the AGM structured finance book of business will decline as the net par runs off. Loss and LAE in Third Quarter 2010 includes amounts recognized due to the amortization of deferred premium revenue with the remainder attributable to loss development principally in the U.S. RMBS and other structured sectors and lower discount rates. Third quarter 2009 loss and LAE was also driven primarily from U.S. RMBS sectors. Losses incurred on credit derivatives in Third Quarter 2010 were due primarily to changes in delinquency rates and discount rates on U.S. RMBS sectors. Third Quarter 2009 losses incurred on credit derivatives was also due primarily to development in U.S. RMBS sectors. Third Quarter 2009 operating income included additional expense items attributable to the AGMH Acquisition which did not recur in Third Quarter 2010, such as AGMH Acquisition—related expenses and goodwill and settlement of pre-existing relationships.

  Adjusted book value

        Management also uses ABV to measure the intrinsic value of the Company, excluding franchise value. Growth in ABV is one of the key financial measures used in determining the amount of certain long term compensation to management and employees and used by rating agencies and investors. Similar to operating income, ABV adjusts shareholders' equity to exclude the effects of consolidating VIEs and certain fair value adjustments deemed to represent dislocations in market values for credit derivatives and CCS which management does not have the intent and/or ability to trade. Additional adjustments are made for unrealized gains and losses on the investment portfolio recorded in accumulated other comprehensive income ("OCI"), deferred acquisition cost ("DAC"), the addition of estimated future installment revenues on credit derivatives not recorded on the consolidated balance sheets and for the addition of unearned premium reserve in excess of expected loss. See "—Non-GAAP Financial Measures."

Reconciliation of Shareholders' Equity Attributable to Assured Guaranty Ltd. to Adjusted Book Value

	As of September 30, 2010		As of December 31, 2009
	(dollars in millions, except share and per share amounts)
	Total	Per Share	Total	Per Share
Adjusted book value reconciliation:
Book value attributable to Assured Guaranty Ltd.	$4,189.2	$22.80	$3,520.5	$19.12
Less after-tax adjustments:
Effect of consolidating VIEs	(73.6)	(0.40)	—	—
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(698.9)	(3.80)	(767.6)	(4.17)
Fair value gains (losses) on committed capital securities	9.9	0.05	6.2	0.03
Unrealized gain (loss) on investment portfolio excluding foreign exchange effect	327.3	1.78	139.7	0.76

Operating shareholders' equity	4,624.5	25.17	4,142.2	22.49
After-tax adjustments:
Less: DAC	258.2	1.41	235.3	1.28
Plus: Net present value of estimated net future credit derivative revenue	459.5	2.50	520.0	2.82
Plus: Net unearned premium reserve on financial guaranty contracts in excess of expected loss to be expensed	4,180.1	22.75	4,486.8	24.36

Adjusted book value	$9,005.9	$49.01	$8,913.7	$48.40

        As of September 30, 2010, shareholders' equity increased to $4.2 billion compared with $3.5 billion at December 31, 2009 due to net income of $706.4 million offset in part by the cumulative effect of a change in accounting for VIEs of $206.5 million. ABV and ABV per share remained relatively flat. While the addition of new PVP, a tax benefit due to the filing of an amended tax return relating to AGMH and its subsidiaries and the re-assumption of a portfolio of ceded business increased ABV, such positive adjustments were mostly offset by loss development, dividends and stock buybacks. Shares outstanding also remained relatively flat as the Company did not issue new shares and repurchased only 0.7 million shares for $10.5 million in the Nine Months 2010.

  New Business Production

        The tables below present the PVP and par amount written in the period. The gross PVP represents the present value of estimated future earnings primarily on new financial guaranty insurance and credit derivative contracts written in the period, before consideration of cessions to reinsurers. See "—Non-GAAP Financial Measures."

 Present Value of New Business Production

	Third Quarter		Nine Months
	2010	2009	2010	2009
	(in millions)
Public finance—U.S.
Primary markets	$74.7	$150.6	$207.8	$457.6
Secondary markets	9.8	4.3	32.4	42.6
Public finance—non-U.S.
Primary markets	—	—	—	1.6
Secondary markets	—	—	0.7	0.2
Structured finance—U.S.	3.7	2.3	13.9	16.9
Structured finance—non-U.S.	0.7	0.9	2.8	0.9

Total	$88.9	$158.1	$257.6	$519.8

Financial Guaranty Gross Par Written

	Third Quarter		Nine Months
	2010	2009	2010	2009
	(in millions)
Public finance—U.S.
Primary markets	$6,785	$8,338	$19,138	$39,497
Secondary markets	441	159	1,103	887
Public finance—non-U.S.
Primary markets	—	—	—	466
Secondary markets	—	—	34	90
Structured finance—U.S.	200	600	2,600	994
Structured finance—non-U.S.	—	—	—	—

Total	$7,426	$9,097	$22,875	$41,934

        PVP in Third Quarter 2010 and Nine Months 2010 decreased due primarily to reduced new business volume compared to 2009 in the new issue tax-exempt U.S. municipal market. AGM and AGC insured 7.0% of all new U.S. municipal issuance based on par issued, or 9.2% of all tax-exempt municipal issuance during the Nine Months 2010. In the Nine Months 2009 AGC and AGM insured 12.0% of all tax exempt municipal issuance. The decline in tax-exempt issuance relative to total issuance in 2010 resulted from the increase in BABs issuance over the same period. However, management believes that the U.S. public finance market will continue to need high-quality bond insurance due to the reliance of the municipal market on individual rather than institutional investors. The Company's new issue municipal market share increased in Third Quarter 2010 over the previous three quarters, reaching 9.8% excluding BABs and other taxable transactions. The increase in the market utilization for the Company's financial guaranty during Third Quarter 2010 is primarily due to the growth in retail demand. The downgrade of the financial strength rating of certain of the Company's insurance subsidiaries by Moody's in November 2009 also negatively affected new business development.

        All par written since second quarter of 2009 has been in the direct segment and was primarily U.S. public finance business. In January 2009, AGC finalized a reinsurance agreement with CIFG Assurance North America Inc. ("CIFG") to assume a diversified portfolio of financial guaranty contracts totaling approximately $13.3 billion of net par outstanding which was included in the reinsurance segment. AGC received $75.6 million, net of ceding commissions and as of the closing of this transactions, it was entitled to approximately $12.2 million of future installments related to this transaction. The Company wrote no new non-affiliated quota share reinsurance during the Nine Months 2010.

Reconciliation of PVP to Gross Written Premium

	Third Quarter		Nine Months
	2010	2009	2010	2009
	(in millions)
Total PVP	$88.9	$158.1	$257.6	$519.8
Less: PVP of credit derivatives	—	—	—	2.4

PVP of financial guaranty insurance	88.9	158.1	257.6	517.4
Less: Financial guaranty installment premium PVP	4.9	4.2	17.4	28.3

Total: Financial guaranty upfront gross written premiums ("GWP")	84.0	153.9	240.2	489.1
Plus: Financial guaranty installment adjustment	(6.4)	(29.8)	21.2	11.8

Total financial guaranty GWP	77.6	124.1	261.4	500.9
Plus: Other segment GWP	—	0.1	—	(0.9)

Total GWP	$77.6	$124.2	$261.4	$500.0

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

        Historically, insurance financial strength ratings are with respect to an insurer's ability to pay under its insurance policies and contracts in accordance with their terms. The rating is not specific to any particular policy or contract. Insurance financial strength ratings do not refer to an insurer's ability to meet non-insurance obligations and are not a recommendation to purchase any policy or contract issued by an insurer or to buy, hold, or sell any security insured by an insurer. The ratings also reflect qualitative factors with respect to such things as the insurer's business strategy and franchise value, the anticipated future demand for its product, as well as the composition of its portfolio, and its capital adequacy, profitability and financial flexibility.

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

        The financial strength ratings of Assured Guaranty Re Overseas Ltd. ("AGRO"), Assured Guaranty Mortgage Insurance Company ("AGMIC"), Assured Guaranty (UK) Ltd. ("AGUK") and Assured Guaranty (Europe) Ltd. (formerly Financial Security Assurance (U.K.) Limited, ("AGE") are dependent upon support arrangements such as reinsurance and keepwell agreements. AG Re provides support to its subsidiary AGRO. AGRO provides support to its subsidiary AGMIC. AGC provides support to its subsidiary AGUK. AGM provides support to its subsidiary AGE. Pursuant to the terms of these agreements, each of AG Re, AGRO, AGC and AGM agrees to assume exposure from its respective subsidiaries and to provide funds to such subsidiaries sufficient for them to meet their obligations.

        As of the date of the filing, the financial strength of the following insurance company subsidiaries of AGL were rated AA+ (stable outlook) by S&P and Aa3 (negative outlook) by Moody's:

  •
  AGC

  •
  AGUK

  •
  AGM

  •
  AGE

  •
  Assured Guaranty Municipal Insurance Company (formerly FSA Insurance Company)

  •
  Assured Guaranty (Bermuda) Ltd. (formerly Financial Security Assurance International Ltd. ("AGBM")).

        As of the date of this filing, the financial strength of AG Re and its subsidiaries AGRO and AGMIC are each rated AA (stable outlook) by S&P and A1 (negative outlook) by Moody's. AA+ (Very Strong) is the second highest ranking and AA (Very Strong) is the third highest ranking of the 22 ratings categories used by S&P. Aa3 (Excellent) is the fourth highest ranking and A1 (Good) is the fifth highest ranking of 21 ratings categories used by Moody's.

        Financial strength ratings are subject to continuous review and management cannot assure you that rating agencies will not take further action on the Company's ratings, including downgrading or changing the outlook on such ratings again. The Company's business and its financial condition has been and will continue to be subject to risk of the global financial and economic conditions that could materially and negatively affect the demand for its products, the amount of losses incurred on transactions it guarantees, and its financial strength ratings.

        On October 25, 2010, S&P lowered the counterparty credit and financial strength ratings on AGC, AGM and their respective insurance subsidiaries from AAA (outlook negative) to AA+ (outlook stable). S&P stated in its Research Update that its action is based on a number of factors, including its belief that there is diminished demand for bond insurance from issuers and investors which, over time, could be detrimental to the Company's business prospects and its belief that the Company could continue in the near term to report weak statutory operating results, which could limit statutory surplus growth. S&P also perceives the Company's current capitalization as being consistent with a AA+ rating. As part of its capital adequacy analysis, S&P considered the Company's unrealized receivable attributable to R&W recoverables on insured RMBS transactions. In changing the outlook of AGC, AGM and their respective insurance subsidiaries from negative to stable, S&P noted in its Research Update the Company's strong capitalization, largely investment-grade book of insured par and strong business position. According to S&P, an S&P rating outlook assesses the potential direction of a long-term credit rating over the intermediate term (typically six months to two years) and stable means that a rating is not likely to change during that period. S&P noted in its Research Update that if the Company were to report meaningful statutory losses, it would lower the ratings or revise the outlook to negative. In its rating action, S&P affirmed the counterparty credit rating of A+ (outlook stable) on

AGL and did not take any rating action on any of the other subsidiaries of AGL. Management cannot assure you that S&P will not take negative action on the Company's ratings.

        On December 18, 2009, Moody's concluded the financial strength ratings review of AGC and AG Re that it had initiated on November 12, 2009 (when it downgraded the insurance financial strength ratings of AGC and AGUK from Aa2 to Aa3 and of AG Re, AGRO and AGMIC from Aa3 to A1, and placed all such ratings on review for possible downgrade) by confirming the Aa3 insurance financial strength rating of AGC and AG UK, and the A1 insurance financial strength rating of AG Re, AGRO and AGMIC. At the same time, Moody's affirmed the Aa3 insurance financial strength rating of AGM. Moody's stated that it believed the Company's capital support transactions, including AGL's issuance of common shares in December 2009 that resulted in net proceeds of approximately $573.8 million, $500.0 million of which was downstreamed to AGC, increased AGC's capital to a level consistent with Moody's expectations for a Aa3 rating, while leaving its affiliates with capital structures that Moody's believes are appropriate for their own ratings. However, Moody's ratings outlook for each such rating is negative because Moody's believes there is meaningful remaining uncertainty about the Company's ultimate credit losses and the demand for the Company's financial guaranty insurance and its competitive position once the municipal finance market normalizes. Management cannot assure you that Moody's will not take negative action on the Company's ratings.

        If the financial strength ratings of any of the Company's insurance company subsidiaries were reduced below current levels, the Company expects it would have an adverse effect on the relevant subsidiary's competitive position and its prospects for new business opportunities. A further downgrade may also provide certain of the Company's credit derivative counterparties the right to terminate the Company's credit derivative contracts and the Company may be required to make a mark to market termination payment. In addition, the Company may be required to post collateral to its credit derivative counterparties. A further downgrade may also reduce the value of the reinsurance the Company offers, which may no longer be of sufficient economic value for the Company's customers to continue to cede to the Company's subsidiaries at economically viable rates. See "—Liquidity and Capital Resources—Sensitivity to Rating Agency Actions in Reinsurance Business and Insured CDS Portfolio."

AGMH Acquisition

        On July 1, 2009, the Company completed the AGMH Acquisition. The total purchase price paid by the Company was $546 million in cash and 22.3 million AGL common shares. AGL issued approximately 21.8 million common shares to Dexia, all of which Dexia subsequently sold in a secondary offering that closed in March 2010.

        The AGMH Acquisition excluded AGMH's former financial products segment, which was comprised of its guaranteed investment contracts ("GIC") business, its medium term notes ("MTN") business and the equity payment undertaking agreement in the leveraged lease business. The AGMH subsidiaries that conducted AGMH's financial products business were transferred to Dexia Holdings prior to completion of the AGMH Acquisition. In addition, as further described under "—Liquidity and Capital Resources—Liquidity Arrangements with respect to AGMH's former Financial Products Business," the Company has entered into various agreements with Dexia pursuant to which Dexia has assumed the credit and liquidity risks associated with AGMH's former financial products business.

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

  (d)
  entry into new reinsurance arrangements involving more than 10% of the portfolio as measured by either unearned premium reserve or net par outstanding; or

  (e)
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

      This provision does not limit: (x) collateral arrangements between AGM and its subsidiaries in support of intercompany reinsurance obligations; or (y) statutory deposits or other collateral arrangements required by law in connection with the conduct of business in any jurisdiction; or (z) pledges of recoveries or other amounts to secure repayment of amounts borrowed under AGM's "soft capital" facilities or its $1 billion strip liquidity facility with Dexia Credit Local S.A. ("DCL"). See "—Liquidity and Capital Resources—Liquidity Arrangements with Respect to the Leveraged Lease Business."

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

        Losses are recognized in the consolidated statements of operations line item "loss and loss adjustment expenses" at the time that they exceed deferred premium revenue on a contract by contract basis. When a claim payment is made and it is not expected to be recovered and there is no loss reserve recorded, such claim payment is recorded as a contra deferred premium revenue liability and is recognized in the consolidated statements of operations only when the sum of such claim payments and the present value of future expected losses exceeds deferred premium revenue. To the extent such claim payments are recoverable they are classified as salvage and subrogation recoverable. See "—Losses and Loss Adjustment Expense Reserve."

        This treatment results in a "gross-up" of the Company's consolidated statements of operations in the "net earned premiums" and "loss and loss adjustment expenses" line items because the expected losses in the AGMH insured portfolio were anticipated in determining the fair value of AGMH's financial guaranty contracts. Such fair value will be earned through premiums earnings, while those same losses will be recognized in loss and LAE over time as the paid losses in the contra liability account plus future expected losses exceed the deferred premium revenue.

Pro Forma Condensed Combined Financial Information

        The Company has prepared unaudited proforma information which presents the combined results of operations of Assured Guaranty and the Acquired Companies for Nine Months 2009. See Note 2 in "Item 1. Financial Statements".

Runoff of AGUK

        AGC directly owns AGUK and AGM indirectly, through its subsidiary Assured Guaranty Municipal Insurance Company (formerly FSA Insurance Company), owns AGE. AGUK and AGE are insurance companies organized and authorized in the United Kingdom ("U.K.") to transact the following classes of insurance: class 14 (credit), class 15 (suretyship) and class 16 (miscellaneous financial loss). Management has been in discussions with the Financial Services Authority (the

"UK FSA") relating to AGUK's and AGE's large reinsurance exposures to their respective parents, AGC and AGM. The UK FSA has focused on the claims of AGUK and AGE under such reinsurance agreements being subordinated to claims of AGC and AGM policyholders in an AGC or AGM insolvency proceeding. The UK FSA has noted certain AGUK guaranteed transactions. In the case of AGUK, AGUK's board of directors has determined that, in light of the discussions with the UK FSA and since AGE may provide financial guarantees in the same jurisdictions as AGUK, it is not necessary to maintain both companies to write new business. Accordingly, Assured Guaranty has elected to place AGUK into run-off and has filed a run-off plan with the UK FSA. In addition, as part of AGUK's run-off plan, AGC will issue second-to-pay insurance policies on AGUK's existing portfolio, pursuant to which AGC will pay if AGUK fails to pay, for any reason, claims under its financial guarantees. In the case of AGE, management has agreed with the UK FSA that any new business written by AGE will be guaranteed using a co-insurance structure pursuant to which AGE will co-insure municipal and infrastructure transactions with the AGM, and structured finance transaction with AGC. AGE's financial guarantee will guarantee approximately 5 to 7% of the total exposure, and AGM's or AGC's financial guarantee will guarantee the remaining exposure under the transaction. AGM or AGC will also issue a second-to-pay insurance policy to cover AGE's financial guarantee.

Insured Portfolio Profile

        The following table presents the insured portfolio by asset class net of cessions to reinsurers. See Note 12 in "Item 1. Financial Statements" for information related to reinsurers. It includes all financial guaranty contracts outstanding as of the dates presented, regardless of the form written (i.e. credit derivative form or traditional financial guaranty insurance form).

Net Par Outstanding and Average Rating by Asset Class

	As of September 30, 2010		As of December 31, 2009
Sector	Net Par Outstanding	Avg. Rating(1)	Net Par Outstanding	Avg. Rating(1)
	(dollars in millions)
Public Finance:
U.S.:
General obligation	$181,726	A+	$178,384	A+
Tax backed	83,613	A+	83,029	A+
Municipal utilities	69,936	A	69,578	A
Transportation	36,217	A	35,297	A
Healthcare	21,895	A	22,009	A
Higher education	15,092	A+	15,132	A+
Housing	6,727	AA-	8,524	AA-
Infrastructure finance	4,036	BBB+	3,553	BBB
Investor-owned utilities	1,597	A-	1,690	BBB+
Other public finance—U.S.	5,745	A-	5,882	A

Total public finance—U.S.	426,584	A+	423,078	A+
Non-U.S.:
Infrastructure finance	16,232	BBB	16,344	BBB
Regulated utilities	14,030	BBB+	13,851	BBB+
Pooled infrastructure	4,367	AA	4,404	AA
Other public finance—non-U.S.	7,496	AA-	8,176	AA-

Total public finance—non-U.S.	42,125	A-	42,775	A-

Total public finance	468,709	A	465,853	A
Structured Finance:
U.S.:
Pooled corporate obligations	70,676	AAA	74,333	AAA
RMBS	26,015	BB	29,176	BB+
Financial products	7,712	AA-	10,251	AA-
Commercial mortgage-backed securities ("CMBS") and other commercial real estate related exposures	7,244	AAA	7,410	AAA
Consumer receivables	6,740	AA-	8,873	A+
Structured credit	2,534	BBB+	2,607	A-
Commercial receivables	2,286	BBB+	2,482	BBB+
Insurance securitizations	1,651	A+	1,651	A+
Other structured finance—U.S.	821	A-	1,518	A+

Total structured finance—U.S.	125,679	AA-	138,301	AA-
Non-U.S.:
Pooled corporate obligations	23,409	AAA	24,697	AAA
RMBS	4,689	AAA	5,227	AAA
Commercial receivables	1,794	A-	1,872	A-
Structured credit	1,784	BBB	2,069	BBB
Insurance securitizations	980	CCC-	981	CCC-
CMBS and other commercial real estate related exposures	649	AA+	752	AA
Other structured finance—non-U.S.	379	AAA	670	AAA

Total structured finance—non-U.S.	33,684	AA+	36,268	AA+

Total structured finance	159,363	AA-	174,569	AA-

Total net par outstanding	$628,072	A+	$640,422	A+

(1)
Represents the Company's internal rating. The Company's ratings scale is similar to that used by the nationally recognized rating agencies; however, the ratings in the above table may not be the same as ratings assigned by any nationally recognized rating agency.

        The September 30, 2010 amounts above include $83.4 billion of AGM structured finance net par outstanding. December 31, 2009 amounts above include $90.7 billion of AGM structured finance net par outstanding. AGM has not insured a mortgage-backed transaction since January 2008 and announced its complete withdrawal from the structured finance market in August 2008. The structured finance transactions that remain in AGM's insured portfolio are of double-A average underlying credit quality, according to the Company's internal rating system. Management expects AGM's structured finance portfolio to run-off rapidly: 7% by year-end 2010, 43% by year end 2012, and 79% by year-end 2015.

        The following table presents the insured portfolio by rating:

Summary of Insured Portfolio By Rating

	As of September 30, 2010		As of December 31, 2009
Ratings(1)	Net Par Outstanding	% of Net Par Outstanding	Net Par Outstanding	% of Net Par Outstanding
	(dollars in millions)
Super senior	$34,568	5.5%	$43,353	6.8%
AAA	69,302	11.0	59,786	9.3
AA	186,374	29.7	196,859	30.7
A	234,254	37.3	233,200	36.4
BBB	76,589	12.2	82,059	12.8
Below investment grade ("BIG")	26,985	4.3	25,165	4.0

Total exposures	$628,072	100.0%	$640,422	100.0%

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

        The Company may purchase securities that it has insured, and for which it has expected losses, in order to economically mitigate insured losses. These securities are purchased at trading discounts. As of September 30, 2010, securities purchased for loss mitigation purposes had a fair value of $150.1 million representing $484.6 million of gross par outstanding. In addition, under the terms of certain credit derivative contracts, the Company has obtained the underlying collateral of transactions and recorded it in invested assets in the consolidated balance sheets. Such amounts totaled $190.0 million, representing $274.4 million in gross par outstanding.

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

        While the Board of Directors has the ultimate oversight responsibility for the risk management process, various committees of the Board also have responsibility for risk assessment and risk management. The Risk Oversight Committee of the Board of Directors oversees the standards, controls, limits, guidelines and policies that the Company establishes and implements in respect of credit underwriting and risk management. It focuses on management's assessment and management of both (i) credit risks and (ii) other risks, including, but not limited to, financial, legal and operational risks, and risks relating to the Company's reputation and ethical standards. In addition, the Audit Committee of the Board of Directors is responsible for, among other matters, reviewing policies and processes related to the evaluation of risk assessment and risk management, including the Company's major financial risk exposures and the steps management has taken to monitor and control such exposures. It also reviews compliance with legal and regulatory requirements. Furthermore, the Compensation Committee of the Board of Directors reviews compensation-related risks to the Company.

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

  •
  Reserve Committee—This committee is composed of the U.S. Reserve Committee, the AG Re Reserve Committee and the U.K. Reserve Committee. The committees review the reserve methodology and assumptions for each major asset class or significant BIG deal, as well as the loss projection scenarios used and the probability weights assigned to those scenarios. The U.S. Reserve Committee establishes reserves for AGC and AGM, taking into consideration the supporting information provided by Surveillance personnel. It is composed of the President and Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, General Counsel, Chief Accounting Officer, Chief Surveillance Officer and Chief Actuary of AGC and AGM. The AG Re Reserve Committee is composed of the President, Chief Credit Officer and Financial Controller of AG Re. The AG Re Reserve Committee reviews its reserving methodology with the AG Re board of directors. The U.K. Reserve Committee is composed of the chief executive officer, Chief Financial Officer and head surveillance officer of the Company's U.K. subsidiaries. It reviews its reserving methodology with the boards of directors of the Company's U.K. subsidiaries.

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

        Work-out personnel are responsible for managing work-out and loss situations. They develop strategies designed to enhance the ability of the Company to enforce its contractual rights and remedies and to mitigate its losses, engage in negotiation discussions with transaction participants and, when necessary, manage (along with legal personnel) the Company's litigation proceedings.

  Significant Loss Mitigation Activities

        Since the onset of the financial crisis, the Company has shifted personnel to loss mitigation and work-out activities and hired new personnel to augment its efforts. Although the Company's loss mitigation efforts may extend to any transaction it has identified as having loss potential, much of the recent activity has been focused on RMBS.

        Generally, when mortgage loans are transferred into a securitization, the loan originator(s) and/or sponsor(s) provide representations and warranties ("R&W") that the loans meet certain characteristics, and a breach of such R&W often requires that the loan be repurchased from the securitization. In many of the transactions, the Company insures, it is in a position to enforce these requirements. The Company uses internal resources as well as third party forensic underwriting firms and legal firms to pursue breaches of R&W. If a provider of R&W refuses to honor its repurchase obligations, the Company may chose to initiate litigation. See "—Results of Operations—Loss and LAE (Financial Guaranty Contracts in Insurance Form)—Loss Estimation Process and Assumptions—Recovery Litigation."

        The quality of servicing of the mortgage loans underlying an RMBS transaction influences collateral performance and ultimately the amount (if any) of the Company's insured losses. The Company has established a group to mitigate RMBS losses by influencing mortgage servicing, including causing the transfer of servicing or establishing special servicing.

        In the fall of 2010, several large RMBS servicers suspended foreclosures because of allegations of a widespread failure to comply with foreclosure procedures and faulty loan documentation. These issues are being investigated by various state attorney general offices throughout the U.S. The suspension of foreclosures and subsequent investigation will lead to additional servicing costs and expenses, including without limitation, increased advances by the servicers for principal and interest, taxes, insurance and legal costs. The Company is increasing its monitoring efforts to ensure that the servicers comply with their obligations under servicing contracts, including bearing the losses and expenses incurred as a result of this issue. These same foreclosure issues are expected to impact the timing of losses to RMBS transactions that the Company has insured, which may impact the speed at which various classes of RMBS securities amortize, and so could impact the size of losses ultimately paid by the Company. The Company expects these issues to take some time to resolve.

        The Company may also employ other strategies as appropriate to avoid or mitigate losses in U.S. RMBS or other areas.

  Surveillance Categories

        The Company segregates its insured portfolio of IG and BIG risks into surveillance categories to facilitate the appropriate allocation of resources to monitoring and loss mitigation efforts and to aid in establishing the appropriate cycle for periodic review for each exposure. BIG exposures include all exposures with internal credit rating below BBB-. The Company's internal credit ratings are based on the Company's internal assessment of the likelihood of default. The Company's internal credit ratings are expressed on a ratings scale similar to that used by the rating agencies and are generally reflective of an approach similar to that employed by the rating agencies, but may not necessarily be the same as ratings assigned by any rating agency.

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

Net Par Outstanding for Below Investment Grade Credits

	As of September 30, 2010
	Net Par Outstanding
Description	Financial Guaranty	Credit Derivatives	Total	% of Total Net Par Outstanding	Number of Credits in Category
	(dollars in millions)
BIG:
Category 1	$4,518	$2,524	$7,042	1%	111
Category 2	7,075	4,373	11,448	2%	206
Category 3	7,038	1,457	8,495	1%	107

Total BIG	$18,631	$8,354	$26,985	4%	424

	As of December 31, 2009
	Net Par Outstanding
Description	Financial Guaranty	Credit Derivatives	Total	% of Total Net Par Outstanding	Number of Credits in Category
	(dollars in millions)
BIG:
Category 1	$4,230	$2,408	$6,638	1%	112
Category 2	6,805	3,834	10,639	2%	208
Category 3	6,672	1,217	7,889	1%	44

Total BIG	$17,707	$7,459	$25,166	4%	364

Results of Operations

Estimates and Assumptions

        The Company's consolidated financial statements include amounts that are determined using estimates and assumptions. The actual amounts realized could ultimately be materially different from the amounts currently provided for in the Company's unaudited interim consolidated financial statements. Management believes the items requiring the most inherently subjective and complex estimates to be

  •
  reserves for losses and LAE including assumptions for breaches of R&W,

  •
  fair value of credit derivatives, VIE assets, VIE liabilities and CCS,

  •
  valuation of investments and other-than-temporary impairment ("OTTI"),

  •
  DAC,

  •
  deferred income taxes,

  •
  share based compensation, and

  •
  premium revenue recognition and premiums receivable.

        An understanding of the Company's accounting policies for these items is of critical importance to understanding its consolidated financial statements. See "Item 1. Financial Statements" of this Form 10-Q and Part II, Item 8 "Financial Statements and Supplementary Data" of the Company's Annual Report on Form 10-K for a discussion of significant accounting policies and fair value methodologies. The following discussion of the consolidated and segment results of operations includes information regarding the estimates and assumptions used for these items and should be read in conjunction with the notes to the Company's unaudited interim consolidated financial statements.

Analysis of Consolidated Statements of Operations

        The following table presents summary consolidated results of operations data for the Third Quarter and Nine Months ended 2010 and 2009. Comparability of periods presented is affected by the inclusion of AGMH results beginning July 1, 2009 and the adoption of new GAAP accounting requiring the consolidation of certain VIEs previously accounted for as financial guaranty insurance effective January 1, 2010.

Summary Consolidated Results

	Third Quarter		Nine Months
	2010	2009	2010	2009
	(in millions)
Revenues:
Net earned premiums	$288.7	$330.0	$900.4	$557.1
Net investment income	85.6	84.7	260.8	171.6
Net realized investment gains (losses)	(2.4)	(6.1)	(1.4)	(28.1)
Change in fair value of credit derivatives:
Realized gains and other settlements	52.4	71.7	117.5	120.1
Net unrealized gains	(284.9)	(205.3)	2.3	(432.6)

Net change in fair value of credit derivatives	(232.5)	(133.6)	119.8	(312.5)
Fair value gain (loss) on committed capital securities	(5.5)	(53.1)	5.8	(94.0)
Financial guaranty variable interest entities' revenues	76.5	4.9	61.6	4.9
Other income	33.8	57.0	7.4	58.4

Total revenues	244.2	283.8	1,354.4	357.4

Expenses:
Loss and loss adjustment expenses	109.1	133.3	310.8	251.1
Amortization of deferred acquisition costs	8.0	1.3	23.1	41.3
AGMH acquisition- related expenses	—	51.3	6.8	80.2
Interest expense	24.9	25.2	74.9	37.5
Goodwill and settlement of pre-existing relationship	—	23.3	—	23.3
Financial guaranty variable interest entities' expenses	(126.7)	10.2	(131.5)	10.2
Other operating expenses	52.2	67.3	162.2	123.1

Total expenses	67.5	311.9	446.3	566.7

Income (loss) before provision for income taxes	176.7	(28.1)	908.1	(209.3)
Provision (benefit) for income taxes	(4.2)	12.2	201.7	(84.5)

Net income (loss)	180.9	(40.3)	706.4	(124.8)
Less: Noncontrolling interest of variable interest entities	—	(5.3)	—	(5.3)

Net income (loss) attributable to Assured Guaranty Ltd.	$180.9	$(35.0)	$706.4	$(119.5)

  Net Earned Premiums

Net Earned Premiums

	Third Quarter		Nine Months
	2010	2009	2010	2009
	(in millions)
Financial guaranty direct:
Public finance
Scheduled net earned premiums	$91.9	$87.6	$261.3	$115.2
Acceleration of premium earnings(1)	20.2	12.2	48.6	85.8

Total public finance	112.1	99.8	309.9	201.0
Structured finance
Scheduled net earned premiums(2)	159.3	216.0	537.4	246.7
Acceleration of premium earnings(1)	—	(1.1)	(1.0)	(1.1)

Total structured finance	159.3	214.9	536.4	245.6

Total financial guaranty direct	271.4	314.7	846.3	446.6
Financial guaranty reinsurance:
Public finance
Scheduled net earned premiums	6.6	(2.6)	22.5	32.3
Acceleration of premium earnings(1)	1.0	6.3	4.4	43.1

Total public finance	7.6	3.7	26.9	75.4
Structured finance
Total structured finance	9.1	10.9	25.3	32.8

Total financial guaranty reinsurance	16.7	14.6	52.2	108.2
Other	0.6	0.7	1.9	2.3

Total net earned premiums	$288.7	$330.0	$900.4	$557.1

(1)
Reflects the unscheduled refundings of underlying insured obligations.

(2)
Excludes $12.8 million in Third Quarter 2010 and $34.4 million in the Nine Months 2010 in earned premiums related to consolidated VIEs.

        The decrease in financial guaranty direct net earned premiums in Third Quarter 2010 compared to the comparable prior year period is primarily due to the reduction of in-force business offset in part by new business. In Third Quarter 2009, the Company conformed accounting estimates of its subsidiaries subsequent to the AGMH Acquisition, resulting in lower net premiums in Third Quarter 2009. The increase in financial guaranty direct net earned premiums in Nine Months 2010 compared to Nine Months 2009 is primarily attributable to the AGMH Acquisition. All net AGMH results of operations are included in the financial guaranty direct segment since the Acquisition Date. The increase in the financial guaranty reinsurance net earned premiums is due to conforming accounting estimates in Third Quarter 2009 after the AGMH Acquisition.

        At September 30, 2010, the Company had $6.7 billion of remaining deferred premium revenue to be earned over the life of its contracts. See Note 6 in "Item 1. Financial Statements".

  Net Investment Income

Net Investment Income

	Third Quarter		Nine Months
	2010	2009	2010	2009
	(in millions)
Income from fixed maturity securities	$87.5	$88.1	$267.3	$175.4
Income from short-term investments	0.5	(1.5)	0.1	—

Gross investment income	88.0	86.6	267.4	175.4
Investment expenses	(2.4)	(1.9)	(6.6)	(3.8)

Net investment income	$85.6	$84.7	$260.8	$171.6

        Investment income is a function of the yield that the Company earns on invested assets. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the invested assets. Excluding bonds purchased for risk mitigation purposes, pre-tax yields to maturity were 3.7% and 3.6% as of September 30, 2010 and 2009, respectively. The increase in net investment income for Nine Months 2010 compared with Nine Months 2009 is attributable to increased average invested assets due primarily to the AGMH Acquisition.

        In accordance with acquisition accounting requirements, the amortized cost basis of investments acquired in the AGMH Acquisition at the closing date was equal to the fair value at such date. At the Acquisition Date, the historical amortized cost was adjusted for an additional net premium to par of $58.7 million, which is being amortized to net investment income over the remaining term to maturity of each of the investments.

  Net Realized Investment Gains (Losses)

Net Realized Investment Gains (Losses)

	Third Quarter		Nine Months
	2010	2009	2010	2009
	(in millions)
OTTI losses	$(5.7)	$(13.3)	$(24.2)	$(68.2)
Less: portion of OTTI loss recognized in other comprehensive income	(1.1)	(5.3)	(1.8)	(26.9)

Subtotal	(4.6)	(8.0)	(22.4)	(41.3)
Other net realized investment gains (losses)	2.2	1.9	21.0	13.2

Total realized investment gains (losses)	(2.4)	(6.1)	(1.4)	(28.1)

Net realized investment gains (losses), net of related income taxes	$(1.3)	$(6.0)	$1.1	$(30.2)

        The table below provides the components of OTTI.

OTTI Components

	Third Quarter		Nine Months
	2010	2009	2010	2009
	(in millions)
Intent to sell	$(0.3)	$(3.4)	$(2.0)	$(9.9)
Credit component of OTTI securities	(4.3)	(4.6)	(20.4)	(31.4)

Total	$(4.6)	$(8.0)	$(22.4)	$(41.3)

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

  Net Change in Fair Value of Credit Derivatives

        Cumulative fair value gains (losses) on credit derivatives determined on a contract by contract basis, are reflected as either assets or liabilities in the Company's consolidated balance sheets. Unrealized gains and losses resulting from changes in the fair value of credit derivatives, excluding changes in credit impairment, occur because of changes in interest rates, credit spreads, the credit ratings of the referenced entities, the Company's credit rating and other market factors. The unrealized gains (losses) on credit derivatives excluding credit impairment, is expected to reduce to zero as the exposure approaches its maturity date, unless there is a payment default on the exposure or early termination. In the event that the Company terminates a credit derivative contract prior to maturity, the resulting gain or loss will be realized through net change in fair value of credit derivatives. Changes in the fair value of the Company's credit derivatives that do not reflect actual or expected claims or credit losses have no impact on the Company's statutory claims paying resources, rating agency capital or regulatory capital positions.

        The Company views its credit derivatives as an extension of the Company's financial guaranty business; however they do not qualify for the financial guaranty insurance scope exception and therefore are reported at fair value, with changes in fair value included in earnings.

Net Change in Fair Value of Credit Derivatives

	Third Quarter		Nine Months
	2010	2009	2010	2009
	(in millions)
Credit derivative revenues(1)	$50.7	$57.3	$157.1	$114.7
Losses incurred on credit derivatives	(15.4)	(142.2)	(119.9)	(178.4)
Net unrealized gains (losses), excluding incurred losses	(267.8)	(48.7)	82.6	(248.8)

Net change in fair value	$(232.5)	$(133.6)	$119.8	$(312.5)

(1)
Comprised of fees on credit derivatives and ceding commissions.

        The decrease in credit derivative revenues in Third Quarter 2010 compared to Third Quarter 2009 was due to the continued run-off of the existing book of business and the lack of new business in this market to offset the run-off. AGM no longer writes such business and AGC has not written a new contract since before the AGMH Acquisition. The increase in Nine Months 2010 compared to Nine Months 2009 was due primarily to the addition of earnings on the acquired AGMH portfolio of credit derivatives.

        Losses incurred on credit derivatives in Third Quarter 2010 were due primarily to changes in delinquency rates and discount rates on U.S. RMBS sectors. Losses incurred on credit derivatives in Nine Months 2010 were primarily attributable to exposure to a transaction backed by a portfolio of peaker power plants, TRuPS and a film securitization transaction. Third Quarter 2009 and Nine Months 2009 losses incurred on credit derivatives was also due primarily to development in U.S. RMBS sectors.

        In the Third Quarter 2010, U.S RMBS unrealized fair value losses were generated primarily in the Alt-A option ARM and Alt-A first lien sector due to wider implied net spreads. These transactions were pricing above their floor levels (or the minimum rate at which the Company would consider assuming these risks based on historical experience); therefore when the cost of purchasing credit default swap ("CDS") protection on AGC and AGM declined, which management refers to as the CDS spread on AGC or AGM, the implied spreads that the Company would expect to receive on these transactions increased. The unrealized fair value loss within the TruPS CDO and Other asset classes resulted from wider implied spreads. The loss in Other was primarily attributable to a XXX life securitization transaction. In the Nine Months 2010, the Company recorded a small unrealized fair value gain. During this period, AGC's and AGM's spreads widened. Declines in fair value before considering the Company's own credit were offset by gains due to the widening of the Company's own CDS spread.

        Third Quarter 2009 unrealized fair value losses were generated primarily by wider implied spreads on Alt-A Option ARMs and Alt-A first lien transactions included in the U.S. RMBS sector, as well as a U.S. infrastructure transaction, a XXX life insurance securitization and a film securitization, included in the Other sector. Nine Months 2009 unrealized fair value losses were generated primarily by wider implied spreads in the U.S RMBS sector, in particular Alt-A Option ARMs and Alt-A first lien transactions.

Effect of Company's Credit Spread on Credit Derivatives Fair Value

	As of September 30, 2010	As of June 30, 2010	As of December 31, 2009	As of September 30, 2009	As of June 30, 2009	As of December 31, 2008
	(dollars in millions)
Quoted price of CDS contract (in basis points):
AGC	893	1,010	634	825	1,544	1,775
AGM	645	802	541	660	N/A	N/A
Fair value of CDS contracts:
Before considering implication of the Company's credit spreads	$(5,426.0)	$(5,636.3)	$(5,830.8)	$(6,716.1)	$(4,240.5)	$(4,734.4)
After considering implication of the Company's credit spreads	$(1,705.1)	$(1,274.9)	$(1,542.1)	$(1,638.2)	$(811.4)	$(586.8)

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

        Market conditions at September 30, 2010 were such that market prices for the Company's CDS contracts were not generally available. Where market prices were not available, the Company used proprietary valuation models that used both unobservable and observable market data inputs such as various market indices, credit spreads, the Company's own credit spread, and estimated contractual payments to estimate the fair value of its credit derivatives. These models are primarily developed internally based on market conventions for similar transactions.

        Management considers the non-standard terms of its credit derivative contracts in determining the fair value of these contracts. These terms differ from more standardized credit derivatives sold by companies outside of the financial guaranty industry. The non-standard terms include the absence of collateral support agreements or immediate settlement provisions. In addition, the Company employs relatively high attachment points and does not exit derivatives it sells for credit protection purposes. Because of these terms and conditions, the fair value of the Company's credit derivatives may not reflect the same prices observed in an actively traded market of CDS that do not contain terms and conditions similar to those observed in the financial guaranty market. These Company's models and the related assumptions are continuously reevaluated by management and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely and relevant market information.

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

        The table below presents management's estimates of expected claim payments related to BIG credit derivatives. Expected loss to be paid represents the present value of future net cash outflows and includes a net benefit for breaches of R&W of approximately $84.4 million. The assumptions used to calculate the present value of expected losses for credit derivatives are consistent with the assumptions used for BIG transactions written in financial guaranty insurance form as discussed below in "—Loss and Loss Adjustment Expense Reserves".

Rollforward of Credit Impairment on Credit Derivatives

	Credit Impairment as of December 31, 2009	Loss Development and Accretion of Discount	Less: Paid Losses	Credit Impairment as of September 30, 2010
	(in millions)
U.S. RMBS:
First Lien:
Alt-A First lien	$141.0	$17.3	$0.2	$158.1
Alt-A Options ARM	131.4	(11.2)	23.2	97.0
Subprime	73.3	28.9	6.3	95.9

Total First Lien	345.7	35.0	29.7	351.0
Second Lien:
CES	44.8	(1.1)	14.9	28.8

Total Second Lien	44.8	(1.1)	14.9	28.8

Total US RMBS	390.5	33.9	44.6	379.8
TruPS	60.3	38.6	2.2	96.7
Other structured finance	29.3	52.4	(11.3)	93.0
Public finance	0.3	0.9	1.2	—

Total	$480.4	$125.8	$36.7	$569.5

  Fair Value Gain (Loss) on Committed Capital Securities

        CCS consist of committed preferred trust securities which allow AGC and AGM to issue preferred stock to trusts created for the purpose of issuing such securities investing in high quality investments and selling put options to AGC and AGM in exchange for cash. The fair value of CCS represents the difference between the present value of remaining expected put option premium payments under AGC's CCS (the "AGC CCS Securities") and AGM Committed Preferred Trust Securities (the "AGM CPS Securities") agreements and the value of such estimated payments based upon the quoted price for such premium payments as of the reporting dates (see Note 16 in "Item 1. Financial Statements"). Changes in fair value of this financial instrument are included in the consolidated statement of operations. The significant market inputs used are observable; therefore, the Company classified this fair value measurement as Level 2.

        The driver of fair value gain (loss) on CCS is the CDS spread of AGC and AGM. Widening of these CDS spreads results in gains while tightening results in losses. See "Effect of Company's Credit Spread on Credit Derivatives Fair Value" table in "—Net Change in Fair Value of Credit Derivatives" for information on AGC and AGM CDS spreads.

 Unrealized Gain (Loss) on Committed Capital Securities

	As of September 30, 2010	As of December 31, 2009
	(in millions)
AGC CCS Securities	$9.1	$4.0
AGM CPS Securities	6.2	5.5

Total	$15.3	$9.5

Change in Unrealized Gain (Loss) on Committed Capital Securities

	Third Quarter		Nine Months
	2010	2009	2010	2009
	(in millions)
AGC CCS Securities	$(2.2)	$(1.2)	$5.1	$(42.1)
AGM CPS Securities	(3.3)	(51.9)	0.7	(51.9)

Total	$(5.5)	$(53.1)	$5.8	$(94.0)

  Other Income and Other Operating Expenses

        Other income is comprised of recurring income items such as foreign exchange revaluation of premiums receivable, income on assets acquired in refinancing transactions, ancillary fees on financial guaranty policies such as consent and processing fees as well as infrequent revenue items on financial guaranty insurance and reinsurance contracts such as negotiated settlements and commutation gains on re-assumptions of previously ceded business. In Third Quarter 2009, the Company recognized a gain for settlement of a previously consolidated financial guaranty VIE. In the Nine Months 2010, the Company recognized gains from reinsurance cessions of OTTI and commutation gains on the re-assumptions of several books of business previously ceded to various reinsurers.

Other Income

	Third Quarter		Nine Months
	2010	2009	2010	2009
	(in millions)
Foreign exchange gain (loss) on revaluation of premium receivable	$33.6	$26.9	$(21.7)	$26.9
Settlement from previously consolidated financial guaranty VIE's	—	29.2	—	29.2
Reinsurance cessions of OTTI(1)	—	—	8.5	—
Other	0.2	0.9	20.6	2.3

Other income	$33.8	$57.0	$7.4	$58.4

(1)
Reinsurance cessions of OTTI of investment assets associated with a below investment grade financial guaranty contract.

        The 22% decrease in other operating expenses for Third Quarter 2010 compared to Third Quarter 2009 was primarily attributable to the decrease in compensation expenses and reduction in headcount resulting from the AGMH Acquisition. The increase in expenses in Nine Months 2010 compared to Nine Months 2009 is due to the inclusion of AGMH in the first half of 2010, but only for Third Quarter 2009.

  Loss and Loss Adjustment Expense (Financial Guaranty Contracts in Insurance Form)

        The following table presents the loss and LAE related to financial guaranty contracts, other than those written in credit derivative form.

Loss and LAE (Recoveries)
By Type

	Third Quarter		Nine Months
	2010	2009	2010	2009
	(in millions)
Financial Guaranty:
U.S. RMBS:
First Lien:
Prime First lien	$0.5	$2.2	$0.5	$2.2
Alt-A First lien	8.8	7.6	22.3	14.0
Alt-A Options ARM	65.3	0.3	166.3	8.5
Subprime	9.9	9.5	50.9	15.4

Total First Lien	84.5	19.6	240.0	40.1
Second Lien:
Closed end second lien ("CES")	4.8	11.8	(2.3)	47.1
Home equity lines of credit ("HELOC")	17.2	59.4	52.0	100.0

Total Second Lien	22.0	71.2	49.7	147.1

Total U.S. RMBS	106.5	90.8	289.7	187.2
Other structured finance	14.6	22.0	56.4	9.6
Public Finance	(0.6)	20.3	10.3	42.2

Total financial guaranty	120.5	133.1	356.4	239.0
Other	0.1	0.2	0.2	12.1

Subtotal	120.6	133.3	356.6	251.1
Effect of consolidating VIEs	(11.5)	—	(45.8)	—

Total loss and LAE	$109.1	$133.3	$310.8	$251.1

        The comparison of losses incurred between periods presented in the Form 10-Q is difficult due to the effect of the AGMH Acquisition and its related accounting. While the AGMH results are included for the full Third Quarter 2009, there was only a de minimus amount of loss and LAE recorded on AGM business in the Third Quarter 2009 because of the high deferred premium revenue balances on AGM transactions with expected losses. As a result of the application of acquisition accounting related to the AGMH Acquisition, financial guaranty policies acquired in that transaction were recorded on the consolidated balance sheet on the Acquisition Date at fair value, resulting in the recording of higher unearned premium reserves than similar contracts in the pre-existing AGC and AG Re book of business due to the deterioration in the performance of certain insured transactions as well as changed market conditions. Accordingly, the Company will recognize loss and LAE earlier on a legacy AGC or AG Re policy compared to an identical policy in the AGM portfolio because its recorded unearned premium reserve is lower. See Note 6 in "Item 1. Financial Statements" and Note 3 in the Annual Report on Form 10-K for a discussion of the Company's accounting policy for losses. With each passing quarter after the AGMH Acquisition, expected losses and deferred claim payments will be recognized in the statement of operations as deferred revenue amortizes and as losses accrete and develop due to changes in assumptions.

        Third Quarter 2010 includes a higher percentage of losses from the AGM book of business compared to the comparable period in 2009 with Alt-A Option ARMS contributing the largest portion of Third Quarter 2010 loss and LAE primarily as a result of the amortization of deferred premium revenue on these transactions and loss development caused by changes in delinquency rates and discount rates on U.S. RMBS sectors. In addition, other structured finance transactions experienced some loss development primarily related to student loans and changes in discount rate on XXX transactions.

        In 2010, a larger component of the loss and LAE is attributable to AGM's book of business as losses have begun to exceed deferred premium revenue. US RMBS sectors are the primary drivers of the increase in losses in Nine Months 2010 with additional losses coming from other structured finance sectors such as student loans.

Financial Guaranty Insurance Contracts
Net Losses Paid

	Third Quarter		Nine Months
	2010	2009	2010	2009
	(in millions)
U.S. RMBS:
First Lien:
Prime First lien	$—	$—	$—	$—
Alt-A First lien	14.1	0.7	43.1	0.7
Alt-A Options ARM	54.3	0.4	103.4	0.4
Subprime	0.7	1.8	3.0	2.6

Total First Lien	69.1	2.9	149.5	3.7
Second Lien:
CES	20.1	43.1	60.0	77.3
HELOC	129.5	248.3	445.3	363.2

Total Second Lien	149.6	291.4	505.3	440.5

Total US RMBS	218.7	294.3	654.8	444.2
Other structured finance	1.9	(3.8)	7.5	17.6
Public finance	22.9	2.4	57.1	20.5

Total Financial Guaranty	243.5	292.9	719.4	482.3
Other	0.2	0.1	0.2	12.4

Subtotal	243.7	293.0	719.6	494.7
Effect of consolidating VIEs	(37.0)	—	(95.9)	—

Total	$206.7	$293.0	$623.7	$494.7

        See Note 6 in "Item 1. Financial Statements" for information on BIG financial guaranty insurance and reinsurance contracts. See "—Significant Risk Management Activities."

        The following table presents a roll forward of the present value of net expected loss and LAE since December 31, 2009 by sector.

Financial Guaranty Insurance
Present Value of Net Expected Loss and LAE
Roll Forward by Sector(1)

	Expected Loss to be Paid as of January 1, 2010	Loss Development and Accretion of Discount	Less: Paid Losses	Expected Loss to be Paid as of September 30, 2010
	(in millions)
U.S. RMBS:
First Lien:
Prime First lien	$—	$0.9	$—	$0.9
Alt-A First lien	204.4	24.1	43.1	185.4
Alt-A Options ARM	545.2	102.8	103.4	544.6
Subprime	77.5	79.0	3.0	153.5

Total First Lien	827.1	206.8	149.5	884.4
Second Lien:
CES	199.3	(35.3)	60.0	104.0
HELOCs	(232.9)	53.2	445.3	(625.0)

Total Second Lien	(33.6)	17.9	505.3	(521.0)

Total U.S. RMBS	793.5	224.7	654.8	363.4
Other structured finance	102.6	53.5	7.5	148.6
Public Finance	130.9	(7.7)	57.1	66.1

Total(1)	$1,027.0	$270.5	$719.4	$578.1

(1)
Excludes $3.6 million and $5.2 million of expected losses related to the Other segment recorded in loss reserves on the consolidated balance sheet as of September 30, 2010 and December 31, 2009, respectively.

        The Company used weighted-average risk free rates ranging from 0% to 4.51% and 0.07% to 5.21% to discount expected losses as of September 30, 2010 and December 31, 2009, respectively.

        Since the onset of the credit crisis in the fall of 2007 and the ensuing recession, the Company has been intensely involved in risk management activities. Its most significant activities have centered on the residential mortgage sector, where the crisis began, but it is also active in other areas experiencing stress. Residential mortgage loans are loans secured by mortgages on one to four family homes. RMBS may be broadly divided into two categories: (1) first lien transactions, which are generally comprised of loans with mortgages that are senior to any other mortgages on the same property, and (2) second lien transactions, which are comprised of loans with mortgages that are often not senior to other mortgages, but rather are second in priority. Both first lien RMBS and second lien RMBS sometimes include a portion of loan collateral with a different priority than the majority of the collateral. The discussion below addressed modeling assumptions and methods used to estimate expected losses. Detailed performance data by RMBS category is included in "—Exposure to Residential Mortgage-Backed Securities."

Financial Guaranty Insurance
Exposure on U.S. RMBS Policies

	September 30, 2010
	BIG Net Par Outstanding
					Total Net Par Outstanding
	BIG 1	BIG 2	BIG 3	Total BIG
	(in millions)
First Lien U.S. RMBS:
Prime First Lien	$79	$79	$—	$158	$387
Alt-A First Lien	108	1,214	483	1,805	2,296
Alt-A Options ARM	342	1,354	706	2,402	2,520
Subprime (including net interest margin ("NIMs"))	8	2,493	67	2,568	4,664
Second Lien U.S. RMBS:
CES	105	515	450	1,070	1,108
HELOC	390	2	3,835	4,227	4,971

Total	$1,032	$5,657	$5,541	$12,230	$15,946

Financial Guaranty Insurance
Exposure on U.S. RMBS Policies

	December 31, 2009
	BIG Net Par Outstanding
					Total Net Par Outstanding
	BIG 1	BIG 2	BIG 3	Total BIG
	(in millions)
First Lien U.S. RMBS:
Prime First Lien	$4	$50	$—	$54	$426
Alt-A First Lien	208	1,441	173	1,822	2,470
Alt-A Options ARM	596	2,096	—	2,692	2,858
Subprime (including NIMs)	924	1,272	47	2,243	4,985
Second Lien U.S. RMBS:
CES	123	535	509	1,167	1,212
HELOC	13	113	4,372	4,498	5,923

Total	$1,868	$5,507	$5,101	$12,476	$17,874

  Loss Estimation Process and Assumptions

        In accordance with the Company's standard practices, the Company evaluated the most current available information as part of its loss estimation process, including trends in delinquencies and charge-offs on the underlying loans and its experience in requiring providers of R&W to purchase ineligible loans out of these transactions. Most of the Company's expected loss and LAE and paid losses relate to U.S. RMBS. As has been widely reported in the press, unprecedented levels of delinquencies and defaults have negatively impacted the mortgage market, especially U.S. RMBS issued in the period from 2005 through 2007. The Company observed some improvement in roll rates (the rates at which loans transition from one stage of delinquency to the next and, ultimately, default) over the quarter, particularly in second lien transactions. Consequently, some of the initial plateau conditional default rates ("CDR's") used by the Company to project losses were generally lower this quarter than last quarter. Unfortunately, early stage delinquencies, did not trend down as much as the Company had hoped, so the Company retained the shape of the curves and probability weightings used last quarter. By doing this, the Company essentially assumed the recovery in the housing and mortgage markets would be delayed by another three months. Changes were made with respect to how scenarios were run in the second quarter of 2010 as compared to March 31, 2010 to reflect the Company's view that it might have been witnessing the beginning of an improvement in the housing and mortgage markets. The scenarios used in first quarter of 2010, with the exception of an adjustment to the subprime severity, were the same as those employed at year-end 2009.

  U.S. Second Lien RMBS: HELOCs and CES

        The Company insures two types of second lien RMBS: those secured by HELOCs and those secured by CES mortgages. HELOCs are revolving lines of credit generally secured by a second lien on a one to four family home. A mortgage for a fixed amount secured by a second lien on a one to four family home is generally referred to as a CES. The Company has material exposure to second lien mortgage loans originated and serviced by a number of parties, but the Company's most significant second lien exposure is to HELOCs originated and serviced by Countrywide, a subsidiary of Bank of America Corporation.

        The delinquency performance of HELOC and CES exposures included in transactions insured by the Company began to deteriorate in 2007, and such transactions, particularly those originated in the period from 2005 through 2007, continue to perform below the Company's original underwriting expectations. While insured securities benefit from structural protections within the transactions designed to absorb collateral losses in excess of previous historical high levels, in many second lien RMBS projected losses now exceed those structural protections.

        The Company believes the primary variables impacting its expected losses in second lien RMBS transactions are the amount and timing of future losses in the collateral pool supporting the transactions and the amount of loans repurchased for breaches of R&W. Expected losses are also a function of the structure of the transaction, the voluntary prepayment rate, typically also referred to as conditional prepayment rate ("CPR"), of the collateral; the interest rate environment; and assumptions about the draw rate and loss severity. These variables are interrelated, difficult to predict and subject to considerable volatility. If actual experience differs from the Company's assumptions, the losses incurred could be materially different from the estimate. The Company continues to update its evaluation of these exposures as new information becomes available.

        The following table shows the Company's key assumptions used in its calculation of estimated expected losses for these types of policies as of September 30, 2010, June 30, 2010, March 31, 2010 and December 31, 2009:

Key Assumptions in Base Case Expected Loss Estimates
Second Lien RMBS(1)

HELOC Key Variables	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009
Plateau CDR	4.6 - 25.2%	8.3 - 27.5%	11.5 - 38.0%	10.7 - 40.0%
Final CDR trended down to	0.5 - 3.2%	0.5 - 3.2%	0.5 - 3.2%	0.5 - 3.2%
Expected period until final CDR	24 months	24 months	21 months	21 months
Initial CPR	0.5 - 18.4%	0.9 - 20.1%	0.4 - 13.4%	1.9 - 14.9%
Final CPR	10%	10%	10%	10%
Loss severity	98%	95%	95%	95%
Initial draw rate	0.0 - 4.6%	0.2 - 6.9%	0.2 - 4.8%	0.1 - 2.0%

(1)
Represents assumptions for most heavily weighted scenario (the "base case").

CES Key Variables	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009
Plateau CDR	6.7 - 27.3%	8.0 - 28.0%	7.4 - 32.7%	21.5 - 44.2%
Final CDR rate trended down to	2.9 - 8.1%	2.9 - 8.1%	2.9 - 8.1%	3.3 - 8.1%
Expected period until final CDR achieved	24 months	24 months	21 months	21 months
Initial CPR	1.0 - 11.8%	0.8 - 10.1%	1.6 - 8.4%	0.8 - 3.6%
Final CPR	10%	10%	10%	10%
Loss severity	98%	95%	95%	95%

        For second lien transactions, the Company calculates expected losses in the following fashion: A loan is generally "charged off" by the securitization's servicer once the loan is 180 days past due and therefore the Company's projections assume that a loss is charged off once it is 180 days past due. Most second lien transactions report the amount of loans in five monthly delinquency categories (i.e., 30-59 days past due, 60-89 days past due, 90-119 days past due, 120-149 days past due and 150-179 days past due). The Company estimates the amount of loans that will default over the next five months by calculating current representative liquidation rates (the percent of loans in a given delinquency status that are assumed to ultimately default) from selected transactions and then applying those liquidation rates to the amount of loans in the delinquency categories. The amount of loans projected to default in the first through fifth months are then expressed as CDR, and the average of those CDRs is then used as the basis for calculating defaults after the fifth month. As was the case last quarter in the base scenario this CDR (the "plateau CDR") is held constant for one month. Once the plateau period has ended, the CDR is assumed to gradually trend down in uniform increments to its final long-term steady state CDR. In the base scenario, the time over which the CDR trends down to its final CDR is eighteen months. Therefore, in the base case scenario, the total time from the current period to the end of the ramp (when the long-term steady CDR is reached) is 24 months. The long-term steady state CDRs are calculated as the constant conditional default rates that would have yielded the amount of losses originally expected at underwriting. When a second lien loan defaults, there is generally very low recovery. Based on current expectations of future performance, the Company reduced its loss recovery assumption to 2% from 5% (thus increasing its severity from 95% to 98%) in Third Quarter 2010.

        The rate at which the principal amount of a loan is prepaid may impact both the amount of losses projected (which is a function of the CDR and the loan balance over time) as well as the amount of excess spread (which is the excess of the interest paid by the borrowers on the underlying loan over the amount of interest and expenses owed on the insured obligations). In the base case, the current CPR is assumed to continue until the end of the plateau before gradually increasing to the final CPR over the same period the CDR decreases. For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant. The final CPR is assumed to be 10% for both HELOC and CES transactions. This level is much higher than current rates, but lower than the historical average, which reflects the Company's continued uncertainty about performance of the borrowers in these transactions. This pattern is consistent with how the Company modeled the CPR in both the first and second quarter of 2010 and fourth quarter of 2009.

        The Company uses a number of other variables in its second lien loss projections, including the spread between relevant interest rate indices, and HELOC draw rates (the amount of new advances provided on existing HELOCs expressed as a percent of current outstanding advances). For HELOC transactions, the draw rate is assumed to decline from the current level to the final draw rate over a period of three months. The final draw rates were assumed to range from 0.0% to 3.9%.

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

        As in the case of second quarter of 2010, the Company's base case assumed a one month CDR plateau and an 18 month ramp down. Increasing the CDR plateau to four months and keeping the ramp down at 18 months would increase the expected loss by approximately $125.5 million for HELOC transactions and $12.7 million for CES transactions. On the other hand, keeping the CDR plateau at one month but decreasing the length of the CDR ramp down back to the 12 month assumption for second quarter 2010 would decrease the expected loss from those taken by approximately $89.7 million for HELOC transactions and $10.3 million for CES transactions.

  U.S. First Lien RMBS: Alt-A, Option ARM, Subprime and Prime

        First lien RMBS are generally categorized in accordance with the characteristics of the first lien mortgage loans on one to four family homes supporting the transactions. The collateral supporting "Subprime RMBS" transactions is comprised of first-lien residential mortgage loans made to subprime borrowers. A "subprime borrower" is one considered to be a higher risk credit based on credit scores or other risk characteristics. Another type of RMBS transaction is generally referred to as "Alt-A RMBS." The collateral supporting such transactions is comprised of first-lien residential mortgage loans made to "prime" quality borrowers who lack certain ancillary characteristics that would make them prime. When more than 66% of the loans originally included in the pool are mortgage loans with an option to make a minimum payment that has the potential to negatively amortize the loan (i.e., increase the amount of principal owed), the transaction is referred to as an "Option ARM." Finally, transactions may be primarily composed of loans made to prime borrowers.

        The performance of the Company's first lien RMBS exposures began to deteriorate in 2007 and such transactions, particularly those originated in the period from 2005 through 2007 and continue to perform below the Company's original underwriting expectations. The Company currently projects first lien collateral losses many times those expected at the time of underwriting. While insured securities benefitted from structural protections within the transactions designed to absorb some of the collateral losses, in many first lien RMBS transactions, projected losses exceed those structural protections.

        The majority of projected losses in first lien RMBS transactions are expected to come from mortgage loans that are delinquent or in foreclosure. An increase in delinquent and foreclosed loans beyond those delinquent and foreclosed last quarter is one of the primary drivers of loss development in this portfolio. In order to determine the number of defaults resulting from these delinquent and foreclosed loans, the Company applies a liquidation rate assumption to loans in each of various delinquency categories. The following table shows the Company's liquidation assumptions for various delinquency categories as of September 30, 2010 and June 30, 2010. The liquidation rate is a standard industry measure that is used to estimate the number of loans in a given aging category that will default within a specified time period. The Company projects these liquidations to occur over two years.

	September 30, 2010	June 30, 2010
30 - 59 Days Delinquent
Alt-A first lien	50%	50%
Alt-A option ARM	50	50
Subprime	45	45
60 - 89 Days Delinquent
Alt-A first lien	65	65
Alt-A option ARM	65	65
Subprime	65	65
90 - Bankruptcy
Alt-A first lien	75	75
Alt-A option ARM	75	75
Subprime	70	70
Foreclosure
Alt-A first lien	85	85
Alt-A option ARM	85	85
Subprime	85	85
Real Estate Owned
Alt-A first lien	100	100
Alt-A option ARM	100	100
Subprime	100	100

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

        Another important driver of loss projections is loss severity, which is the amount of loss the transaction incurs on a loan after the application of net proceeds from the disposal of the underlying property. Loss severities experienced in first lien transactions have reached historical high levels and the Company is assuming that these historical high levels will continue for another year. The Company determines its initial loss severity based on actual recent experience. The Company then assumes that loss severities begin returning to levels consistent with underwriting assumptions beginning in September 2011, and in the base scenario decline over two years to 40%.

        The following table shows the Company's key assumptions used in its calculation of expected losses for these types of policies as of September 30, 2010, June 30, 2010, March 31, 2010 and December 31, 2009:

Key Assumptions in Base Case Expected Loss Estimates of First Lien RMBS Transactions

	September 30, 2010	June 30, 2010	March 31, 2010	As of December 31, 2009
Alt-A First Lien
Plateau CDR	2.2% - 42.2%	2.2% - 40.6%	2.0% - 34.4%	1.5% - 35.7%
Intermediate CDR	0.4% - 7.1%	0.3% - 6.1%	0.3% - 5.2%	0.2% - 5.4%
Final CDR	0.1% - 2.1%	0.1% - 2.0%	0.1% - 1.7%	0.1% - 1.8%
Initial loss severity	60%	60%	60%	60%
Initial CPR	0.0% - 28.5%	0.0% - 16.2%	0.0% - 27.9%	0.0% - 20.5%
Final CPR	10%	10%	10%	10%
Alt-A option ARM
Plateau CDR	12.2% - 31.7%	12.5% - 29.9%	15.1% - 27.4%	13.5% - 27.0%
Intermediate CDR	1.8% - 4.8%	1.9% - 4.5%	2.3% - 4.1%	2.0% - 4.1%
Final CDR	0.6% - 1.6%	0.6% - 1.5%	0.8% - 1.4%	0.7% - 1.4%
Initial loss severity	60%	60%	60%	60%
Initial CPR	0.0% - 10.4%	0.0% - 9.3%	0.0% - 12.3%	0.0% - 3.5%
Final CPR	10%	10%	10%	10%
Subprime
Plateau CDR	7.1% - 33.3%	8.4% - 34.4%	7.8% - 30.4%	7.1% - 29.5%
Intermediate CDR	1.1% - 5.0%	1.3% - 5.2%	1.2% - 4.6%	1.1% - 4.4%
Final CDR	0.4% - 1.7%	0.4% - 1.7%	0.4% - 1.5%	0.4% - 1.5%
Initial loss severity	75%	75%	75%	70%
Initial CPR	0.0% - 15.4%	0.0% - 12.0%	0.0% - 12.5%	0.0% - 12.0%
Final CPR	10%	10%	10%	10%

        The rate at which the principal amount of loan is prepaid may impact both the amount of losses projected (since that amount is a function of the CDR and the loan balance over time) as well as the amount of excess spread (the amount by which the interest paid by the borrowers on the underlying loan exceeds the amount of interest owed on the insured obligations). The assumption for the CPR follows a similar pattern to that of the CDR. The current level of voluntary prepayments is assumed to continue for the plateau period before gradually increasing over 12 months to the final CPR, which is assumed to be either 10% or 15% depending on the scenario run. For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant.

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

        In estimating expected losses, the Company modeled and probability weighted sensitivities for first lien transactions by varying its assumptions of how fast an economic recovery is expected to occur. The primary variable when modeling sensitivities was how quickly the CDR returned to its modeled equilibrium, which was defined as 5% of the current CDR. The Company also stressed CPRs and the speed of recovery of loss severity rates. In a somewhat more stressful environment than that of the base case, where the CDR recovery was more gradual and the final CPR was 15% rather than 10%, the Company's expected losses would increase by approximately $11.3 million for Alt-A first liens, $92.9 million for Option ARMs, $16.7 million for subprime and $0.1 million for prime transactions. In an even more stressful scenario where the CDR plateau was extended 3 months (to be 27 months long) before the same more gradual CDR recovery and loss severities were assumed to recover over 4 rather than 2 years (and subprime loss severities were assumed to recover only to 55%), the Company's expected losses would increase by approximately $40.1 million for Alt-A first liens, $193.9 million for Option ARMs, $117.6 million for subprime and $0.6 million for prime transactions. The Company also considered a scenario where the recovery was faster than in its base case. In this scenario, where the CDR plateau was 3 months shorter (21 months, effectively assuming that liquidation rates would improve) and the CDR recovery was more pronounced, the Company's expected losses would decrease by approximately $26.9 million for Alt A first liens, $92.0 million for Option ARMs, $33.9 million for subprime and $0.5 million for prime transactions.

  Breaches of Representations and Warranties

        Performance of the collateral underlying certain first and second lien securitizations has substantially differed from the Company's original expectations. The Company has employed several loan file diligence firms and law firms as well as devoting internal resources to review the mortgage files surrounding many of the defaulted loans. As of September 30, 2010, the Company had performed a detailed review of approximately 28,400 second lien and 7,600 first lien defaulted loan files, representing nearly $2.2 billion in second lien and $3.1 billion in first lien outstanding par of defaulted loans underlying insured transactions, and identified a material number of defaulted loans that breach representations and warranties regarding the characteristics of the loans such as misrepresentation of income or occupation, undisclosed debt and non-compliance with underwriting guidelines at loan origination. The Company continues to review new files as new loans default and as new loan files are made available to it. Following negotiation with the sellers and originators of the breaching loans, as of September 30, 2010, the Company had reached agreement for such sellers and originators to repurchase $280 million of second lien and $110 million of first lien loans. The $280 million for second lien loans represents 2,788 loans and the $110 million for first lien loans represents 285 loans. These are viewed as a recovery on paid losses for second liens and a reduction of expected loss estimates in first lien transactions and, accordingly, have no effect on the Company's exposure. These amounts reflect the negotiated agreements and not legal settlements. See "Recovery Litigation" below for a description of the legal proceedings the Company has commenced.

        The Company has included in its net expected loss estimates as of September, 30, 2010 an estimated benefit from repurchases of $1.3 billion. The amount of benefit recorded as a reduction of expected losses was calculated by extrapolating each transaction's breach rate on defaulted obligations to projected defaults. For second lien loans, the Company has performed sampling to validate this assumption. The Company did not incorporate any gain contingencies or damages from potential litigation in its estimated repurchases. The amount the Company will ultimately recover related to contractual R&W is uncertain and subject to a number of factors including the counterparty's ability to pay, the number and amount of loans determined to have breached R&W and, potentially, negotiated settlements or litigation recoveries. As such, the Company's estimate of recoveries is uncertain and actual amounts realized may differ significantly from these estimates. In arriving at the expected recovery from breaches of R&W, the Company considered the credit worthiness of the provider of

R&W, the number of breaches found on defaulted loans, the success rate in resolving these breaches with the provider of the R&W and the potential amount of time until the recovery is realized.

        The calculation of expected recovery from breaches of R&W involved a variety of scenarios which ranged from the Company recovering substantially all of the losses it incurred due to violations of R&W to the Company realizing very limited recoveries. These scenarios were probability weighted in order to determine the recovery incorporated into the Company's reserve estimate. This approach was used for both loans that had already defaulted and those assumed to default in the future. In all cases, recoveries were limited to amounts paid or expected to be paid by the Company.

        The following table represents the Company's total estimated recoveries from defective mortgage loans included in certain first and second lien U.S. RMBS loan securitizations that it insures. The Company had $1.3 billion of estimated recoveries from ineligible loans as of September 30, 2010 of which $0.7 billion is reported in salvage and subrogation recoverable, $0.4 billion is netted in loss and LAE reserves and $0.2 billion is netted in unearned premium reserve.

Rollforward of Estimated Benefit from Recoveries of Representation and
Warranty Breaches, Net of Reinsurance

	# of Insurance Policies as of September 30, 2010 with R&W Benefit Recorded	Outstanding Principal and Interest of Policies with R&W Benefit Recorded as of September 30, 2010	Future Net R&W Benefit at December 31, 2009	R&W Development and Accretion of Discount during Year	R&W Recovered During 2010(1)	Future Net R&W Benefit at September 30, 2010
	(dollars in millions)
Prime First Lien	1	$58.5	$—	$1.0	$—	$1.0
Alt-A First Lien	17	1,964.2	64.2	19.8	—	84.0
Alt-A Options ARM	10	2,083.3	203.7	86.8	42.5	248.0
Subprime	—	—	—	—	—	—
CES	3	312.9	76.5	59.5	—	136.0
HELOC	11	3,618.9	828.7	98.1	88.9	837.9

Total	42	$8,037.8	$1,173.1	$265.2	$131.4	$1,306.9

(1)
Includes gross amounts recovered of $154.4 million.

        The $265.2 million R&W development and accretion of discount during the year in the above table primarily resulted from an increase in loan file reviews, increased success rates in putting back loans, and increased projected defaults on loans with breaches of R&W. The Company assumes that recoveries on HELOC and CES loans will occur in two to four years from the balance sheet date depending on the scenarios and that recoveries on Alt-A, Option ARM and Subprime loans will occur as claims are paid over the life of the transactions.

        "XXX" Life Insurance Transactions

        The Company has insured $2.1 billion of net par in "XXX" life insurance reserve securitization transactions based on discrete blocks of individual life insurance business. In these transactions the monies raised by the sale of the bonds insured by the Company were used to capitalize a special purpose vehicle that provides reinsurance to a life insurer or reinsurer. The monies are invested at inception in accounts managed by third-party investment managers. In order for the Company to incur an ultimate net loss on these transactions, adverse experience on the underlying block of life insurance policies and/or credit losses in the investment portfolio would need to exceed the level of credit enhancement built into the transaction structures. In particular, such credit losses in the investment portfolio could be realized in the event that circumstances arise resulting in the early liquidation of assets at a time when their market value is less than their intrinsic value.

        The Company's $2.1 billion in net par of XXX life insurance transactions includes as of September 30, 2010, a total of $882.5 million of Class A-2 Floating Rate Notes issued by Ballantyne Re

p.l.c and. Series A-1 Floating Rate Notes issued by Orkney Re II p.l.c ("Orkney Re II"). The Company has rated the Ballantyne Re and Orkney Re II notes BIG. The Ballantyne Re and Orkney Re II XXX transactions had material amounts of their assets invested in U.S. RMBS transactions. Based on its analysis of the information currently available, including estimates of future investment performance provided by the current investment manager, and projected credit impairments on the invested assets and performance of the blocks of life insurance business at September 30, 2010, the Company's gross expected loss, prior to reinsurance or netting of unearned premium, for its two BIG XXX insurance transactions was $74.6 million and its net reserve was $57.9 million.

        Public Finance Transactions

        The Company has insured $458.2 billion of public finance transactions across a number of different sectors. Within that category, $4.3 billion is rated BIG, and the company is projecting $66.1 million of expected losses across the portfolio.

        A significant portion of these losses $ 23.9 million are expected in relation to seven student loan transactions with $487.4 million of net par outstanding. The largest of these losses $ 18.0 million relates to a transaction backed by a pool of government-guaranteed student loans ceded to AG Re by another monoline insurer. The guaranteed bonds were issued as variable rate demand obligations that have since been "put" to the bank liquidity providers and now bear a high rate of interest. The Company has estimated its losses based upon a weighting of potential outcomes.

        The Company has also projected estimated losses of $ 19.1 million on its total net par outstanding of $512 million on Jefferson County Alabama Sewer Authority exposure. This estimate is based primarily on the Company's view of how much debt the Authority should be able to support under certain probability-weighted scenarios.

        The Company has $166.0 million of net par exposure to the city of Harrisburg, Pennsylvania, of which $95.3 million is BIG. The Company has paid $0.8 million in net claims to date, and expects a full recovery.

        Other Sectors and Transactions

        The Company continues to closely monitor other sectors and individual financial guaranty insurance transactions it feels warrant the additional attention, including, as of September 30, 2010, its commercial mortgage exposure of $925.2 million of net par, its TruPS CDOs exposure of $1.1 billion, its insurance on a financing of 78 train sets (one train set being composed of eight cars) for an Australian commuter railway for $583 million net par and its U.S. health care exposure of $21.7 billion of net par.

        Recovery Litigation

        As of the date of this filing, the Company has filed lawsuits with regard to four second lien U.S. RMBS transactions insured by the Company, alleging breaches of R&W both in respect of the underlying loans in the transactions and the accuracy of the information provided to the Company, and failure to cure or repurchase defective loans identified by the Company to such persons. These transactions consist of the ACE Securities Corp. Home Equity Loan Trust, Series 2006-GP1, the ACE Securities Corp. Home Equity Loan Trust, Series 2007-SL2 and the ACE Securities Corp. Home Equity Loan Trust, Series 2007-SL3 transactions (in each of which the Company has sued DB Structured Products, Inc. and its affiliate ACE Securities Corp.) and the SACO I Trust 2005-GP1 transaction (in which the Company has sued JPMorgan Chase & Co.'s affiliate EMC Mortgage Corporation).

        The Company has also filed a lawsuit against UBS Securities LLC and Deutsche Bank Securities, Inc., as underwriters, as well as several named and unnamed control persons of IndyMac Bank, FSB and related IndyMac entities, with regard to two U.S. RMBS transactions that the Company had insured, alleging violations of state securities laws and breach of contract, among other claims. One of these transactions (referred to as IndyMac Home Equity Loan Trust 2007-H1) is a second lien transaction and the other (referred to as IndyMac IMSC Mortgage Loan Trust 2007-HOA-1) is a first lien transaction.

        On December 19, 2008, the Company sued J.P. Morgan Investment Management Inc. ("JPMIM"), the investment manager in the Orkney Re II p.l.c. transaction in New York Supreme Court ("Court") alleging that JPMIM engaged in breaches of fiduciary duty, gross negligence and breaches of contract based upon its handling of the investments of Orkney Re II. On January 28, 2010 the Court ruled against the Company on a motion to dismiss filed by JPMIM. Oral argument on the Company's appeal was heard before the Appellate Division on May 26, 2010.

        During the three months ended June 30, 2010, the Company sued JPMorgan Chase Bank, N.A. and JPMorgan Securities, Inc. (together, "JPMorgan"), the underwriter of debt issued by Jefferson County, in New York Supreme Court alleging that JPMorgan induced the Company to issue its insurance policies in respect of such debt through material and fraudulent misrepresentations and omissions, including concealing that it had secured its position as underwriter and swap provider through bribes to Jefferson County commissioners and others. The Company has made debt service payments during the year and expects to make additional payments in the near term. The Company is continuing its risk remediation efforts for this exposure.

        In Third Quarter 2010, the Company, together with TD Bank, National Association, and Manufacturers and Traders Trust Company filed a complaint in the Court of Common Pleas in the Supreme Court of Pennsylvania against The Harrisburg Authority (the "Authority"), The City of Harrisburg, Pennsylvania (the "City"), and the Treasurer of the City in connection with certain Resource Recovery Facility bonds and notes issued by the Authority, alleging, among other claims, breach of contract by both the Authority and the City, and seeking remedies including an order compelling the Authority to pay all unpaid and past due principal and interest and to charge and collect sufficient rates, rental and other charges adequate to carry out its pledge of revenues and receipts; an order compelling the City to budget for, impose and collect taxes and revenues sufficient to satisfy its obligations; and the appointment of a receiver for the Authority.

  Amortization of Deferred Acquisition Costs

        As of September 30, 2010 and December 31, 2009, the Company had DAC of $251.2 million and $242.0 million, respectively. Net ceding commissions paid or received comprise a significant portion of DAC, constituting 35% and 42% of total DAC as of September 30, 2010 and December 31, 2009, respectively.

        Amortization of DAC in Third Quarter 2010 compared to Third Quarter 2009 was higher due primarily to the effect of conforming accounting estimates in premium earnings in 3Q 2009. Amortization of DAC in Nine Months 2010 was lower than Nine Months 2009 due primarily to lower refunding and accelerations in 2010 as well as the amortization of deferred ceding commission income related to AGM in 2010, which was not included in the results of operations in the first half of 2009. AGMH DAC was written off on July 1, 2009 and therefore AGMH does not contribute a significant amount to the amortization of DAC in Third Quarter 2010 and Nine Months 2010.

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

        In addition, the Company recognized a $232.6 million gain on its purchase of AGMH and also recorded a charge of $170.5 million to settle pre-existing relationships. As disclosed in Note 2 to Item 1 of the filing, the Company and AGMH had a pre-existing reinsurance relationship in which the Company assumed financial guaranty risks ceded to it by AGMH. This pre-existing relationship was effectively settled at fair value. The Company determined fair value as the difference between contractual premiums and the Company's estimate of current market premiums.

Goodwill and Settlement of Pre-Existing Relationships

Third Quarter and Nine Months 2009
(in millions)
Goodwill impairment	$85.4
Gain on bargain purchase of AGMH	(232.6)
Settlement of pre-existing relationships	170.5

Total	$23.3

  AGMH Acquisition-Related Expenses

        In 2010, AGMH Acquisition-related expenses were primarily comprised of consulting fees related to integration efforts. In 2009, AGMH Acquisition-related expenses were primarily comprised of severance costs, real estate, legal, consulting and relocation fees.

        Expenses related to the AGMH Acquisition are summarized below.

	Third Quarter		Nine Months
	2010	2009	2010	2009
	(in millions)
Severance costs	$—	$37.2	$—	$37.2
Professional services	—	13.6	6.8	27.7
Office consolidation	—	0.5	—	15.3

Total	$—	$51.3	$6.8	$80.2

  Provision for Income Tax

        AGL and its Bermuda subsidiaries, which include AG Re, AGRO, AGBM, and Cedar Personnel Ltd., are not subject to any income, withholding or capital gains taxes under current Bermuda law. AGL has received an assurance from the Minister of Finance in Bermuda that, in the event of any taxes being imposed, AGL and its Bermuda Subsidiaries will be exempt from taxation in Bermuda until March 28, 2016. The Company's U.S. and U.K. subsidiaries are subject to income taxes imposed by U.S. and U.K. authorities and file applicable tax returns. In addition, AGRO, a Bermuda domiciled company and AGE, a U.K. domiciled company, have elected under Section 953(d) of the U.S. Internal Revenue Code to be taxed as a U.S. domestic corporation.

        The U.S. Internal Revenue Service ("IRS") has completed audits of all of the Company's U.S. subsidiaries' federal income tax returns for taxable years through 2004 except for AGMH, which has been audited through 2006 and AGOUS which has been audited through 2004, which includes Assured Guaranty Overseas US Holdings Inc., AGRO, AGMIC and AG Intermediary Inc. As a result of the audit there were no significant findings and no cash settlements with the IRS. In addition, Assured

Guaranty US Holding Inc. ("AGUS") was under IRS audit for tax years 2002 through the date of the initial public offering ("IPO") as part of an audit of ACE Limited ("ACE"), which had been the parent company of certain subsidiaries of the Company prior to the IPO. Although the Company is indemnified by ACE for any potential tax liability associated with the tax examination of AGUS as it relates to years prior to the IPO this audit has been completed with no impact to AGUS. AGUS is currently under audit by the IRS for the 2006 through 2008 tax years. AGMH and subsidiaries are under audit for 2008 while members of the Dexia Holdings Inc ("DHI") consolidated tax group. The Company is indemnified by Dexia for any potential liability associated with this audit of any periods prior to the Acquisition. The Company's U.K. subsidiaries are not currently under exam.

        Deferred income tax assets and liabilities are established for the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Such temporary differences relate principally to unrealized gains and losses on investments and credit derivatives, DAC, reserves for losses and LAE, unearned premium reserves and statutory contingency reserves. A valuation allowance is recorded to reduce a deferred tax asset to the amount that in management's opinion is more likely than not to be realized. As of September 30, 2010 and December 31, 2009, the Company had a net deferred income tax asset of $842.1 million and $1,158.2 million, respectively. As of September 30, 2010, the Company expects foreign tax credits, which expire in 2018, of $22 million from its AGMH Acquisition. Section 382 of the Internal Revenue Code limits the amounts of credits the Company may utilize each year. Management believes sufficient future taxable income exists to realize the full benefit of these net operating loss ("NOL") and alternative minimum tax ("AMT") amounts.

        As of September 30, 2010 and December 31, 2009, AGRO had a standalone NOL of $42.4 million and $49.9 million, respectively, which is available to offset its future U.S. taxable income. The Company has $21.7 million of this NOL available through 2017 and $20.7 million available through 2023. AGRO's stand alone NOL is not permitted to offset the income of any other members of AGRO's consolidated group. Under applicable accounting rules, the Company is required to establish a valuation allowance for NOLs that the Company believes are more likely than not to expire before being utilized. Management has assessed the likelihood of realization of all of its deferred tax assets. Based on this analysis, management believes it is more likely than not that $20 million of AGRO's $42.4 million NOL will not be utilized before it expires and has established a $7.0 million valuation allowance related to the NOL deferred tax asset. Management believes that all other deferred income taxes are more-likely-than-not to be realized. The valuation allowance is subject to considerable judgment, is reviewed quarterly and will be adjusted to the extent actual taxable income differs from estimates of future taxable income that may be used to realize NOLs or capital losses.

        For the Third Quarter 2010 and Nine Months 2010, income tax expense (benefit) was $(4.2) million and $201.7 million and the Company's effective tax rate was (2.4)% and 22.2%, respectively. For the Third Quarter 2009 and Nine Months 2009, income tax expense (benefit) was $12.2 million and $(84.5) million and the Company's effective tax rate was an expense of 43.5% and benefit of 40.4% respectively. The Company's effective tax rates reflect the proportion of income recognized by each of the Company's operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 35%, U.K. subsidiaries taxed at the U.K. marginal corporate tax rate of 28%, and no taxes for the Company's Bermuda holding company and subsidiaries. Accordingly, the Company's overall corporate effective tax rate fluctuates based on the distribution of taxable income across these jurisdictions. In addition, during the Third Quarter 2010, a net tax benefit of $55.8 million was recorded by the Company due to the filing of an amended tax return which included the AGMH and Subsidiaries tax group. The amended return filed in September 2010 was for a period prior to the AGMH Acquisition and consequently, the Company no longer has a deferred tax asset related to NOL or AMT credits associated with the AGMH Acquisition. Instead, the Company has recorded additional deferred tax assets for loss reserves and foreign tax credits and has decreased its liability for uncertain tax positions. The event giving rise to this recognition occurred after the Measurement Period as defined by acquisition accounting and thus the amount is included in the Third Quarter 2010 net income. Included in the $55.8 million net tax benefit is a decrease for uncertain tax positions of $9.2 million.

  Financial Guaranty Variable Interest Entities

        On January 1, 2010, the Company adopted new accounting guidance as required by the Financial Accounting Standards Board that changed how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The new accounting guidance requires the Company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise that has both (1) the power to direct the activities of a VIE that most significantly impact the entity's economic performance; and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Additionally, this new accounting guidance requires an ongoing reassessment of whether the Company is the primary beneficiary of a VIE.

        Pursuant to the new accounting guidance, the Company evaluated its power to direct the significant activities that most significantly impact the economic performance of VIEs that have debt obligations insured by the Company and, accordingly, where the Company is obligated to absorb VIE losses that could potentially be significant to the VIE. The Company determined that it was the primary beneficiary of 23 VIEs at September 30, 2010. As a result of changes in control rights during the Third Quarter 2010, three VIEs were consolidated, resulting in an increase in financial guaranty variable interest entities' assets of $422.1 million, an increase in financial guaranty variable interest entities' liabilities of $438.5 million and a net loss on consolidation of $3.2 million, net of eliminated insurance balances. The following table presents the effects on the Company's statement of operations for consolidating these VIEs and eliminating their related insurance accounting for the Third Quarter and Nine Months 2010:

Effect of Consolidating VIEs

	Third Quarter 2010	Nine Months 2010
	(in millions)
Net earned premiums	$(12.8)	$(34.4)
Financial guaranty VIEs' revenues	76.5	61.6
Loss and loss adjustment expenses	11.5	45.8
Financial guaranty VIEs' expenses	126.7	131.5

Total pre-tax impact on GAAP net income	201.9	204.5
Less: Tax provision (benefit)	70.7	71.6

Total impact on GAAP net income	$131.2	$132.9

        The impact for the Third Quarter 2010 and Nine Months 2010 was mainly due to the changes in the market-to-market adjustments related to the financial guaranty VIE assets and liabilities. VIE expenses are primarily related to the change in fair value of VIE liabilities. During Third Quarter 2010, the fair value of VIE liabilities decreased principally as a result of lengthening duration of the expected payback period of these liabilities due to improved performance of the underlying VIE assets supporting the cash flows for the VIE liabilities.

        The new accounting guidance mandated the accounting changes prescribed by the statement to be recognized by the Company as a cumulative effect adjustment to retained earnings as of January 1, 2010. The cumulative effect of adopting the new accounting guidance was a $206.5 million after-tax decrease to the opening retained earnings balance due to the consolidation of 21 VIEs at fair value on January 1, 2010.

        In 2009, the Company consolidated VIEs for which it determined that it was the primary beneficiary, based on accounting rules in effect at the time. In determining whether the Company was the primary beneficiary, a number of factors were considered, including the design of the entity and the risks the VIE was created to pass along to variable interest holders, the extent of credit risk absorbed by the Company through its insurance contract and the extent to which credit protection provided by other variable interest holders reduces this exposure and the exposure that the Company cedes to third party reinsurers. The criteria for determining whether the Company is the primary beneficiary of a VIE has changed as of January 1, 2010, as described above.

Underwriting Gains (Losses) by Segment

        Management uses underwriting gains and losses as the primary measure of each segment's financial performance. The Company manages its business without regard to accounting requirements to consolidate certain VIEs. As a result, underwriting gain or loss includes results of operations as if consolidated VIEs were accounted for as insurance. All segments are reported net of cessions to third party reinsurers.

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

        In its financial guaranty reinsurance business, the Company assumes all or a portion of risk undertaken by other insurance companies that provide financial guaranty protection. The financial guaranty reinsurance business includes public finance and structured finance insured obligations. Premiums on public finance insured obligations are typically written upfront and premiums on structured finance obligations are typically written on an installment basis. Under a reinsurance agreement, the reinsurer receives a premium and, in exchange, agrees to indemnify the primary insurer, called the ceding company, for part or all of the liability of the ceding company under one or more financial guaranty insurance policies that the ceding company has issued.

        Other includes mortgage guaranty insurance which the Company has not actively written since 2007 and other lines in which the Company had participated prior to its 2004 IPO.

Underwriting Gain (Loss) by Segment

	Third Quarter 2010
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Other	Underwriting Gain (Loss)	Consolidation of VIEs	Total
	(in millions)
Net earned premiums	$284.2	$16.7	$0.6	$301.5	$(12.8)	$288.7
Credit derivative revenues(1)	50.4	0.3	—	50.7	—	50.7
Other income	0.2	—	—	0.2	—	0.2
Loss and loss adjustment (expenses) recoveries	(113.4)	(7.1)	(0.1)	(120.6)	11.5	(109.1)
Incurred losses on credit derivatives	(14.6)	(0.8)	—	(15.4)	—	(15.4)
Amortization of deferred acquisition costs	(3.9)	(4.1)	—	(8.0)	—	(8.0)
Other operating expenses	(42.3)	(7.5)	(0.1)	(49.9)	—	(49.9)

Underwriting gain (loss)	$160.6	$(2.5)	$0.4	$158.5

	Third Quarter 2009
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Other	Total
	(in millions)
Net earned premiums	$314.7	$14.6	$0.7	$330.0
Credit derivative revenues(1)	57.0	0.3	—	57.3
Other income	30.1	—	—	30.1
Loss and loss adjustment (expenses) recoveries	(97.2)	(35.9)	(0.2)	(133.3)
Incurred losses on credit derivatives	(142.4)	0.2	—	(142.2)
Amortization of deferred acquisition costs	(3.0)	1.8	(0.1)	(1.3)
Other operating expenses	(57.4)	(6.3)	(1.0)	(64.7)

Underwriting gain (loss)	$101.8	$(25.3)	$(0.6)	$75.9

	Nine Months 2010
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Other	Underwriting Gain (Loss)	Consolidation of VIEs	Total
	(in millions)
Net earned premiums	$880.7	$52.2	$1.9	$934.8	$(34.4)	$900.4
Credit derivative revenues(1)	157.1	—	—	157.1	—	157.1
Other income	20.6	—	—	20.6	—	20.6
Loss and loss adjustment (expenses) recoveries	(307.3)	(49.1)	(0.2)	(356.6)	45.8	(310.8)
Incurred losses on credit derivatives	(111.0)	(8.9)	—	(119.9)	—	(119.9)
Amortization of deferred acquisition costs	(10.4)	(12.6)	(0.1)	(23.1)	—	(23.1)
Other operating expenses	(131.1)	(22.7)	(1.2)	(155.0)	—	(155.0)

Underwriting gain (loss)	$498.6	$(41.1)	$0.4	$457.9

	Nine Months 2009
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Other	Total
	(in millions)
Net earned premiums	$446.6	$108.2	$2.3	$557.1
Credit derivative revenues(1)	113.3	1.4	—	114.7
Other income	31.4	0.1	—	31.5
Loss and loss adjustment (expenses) recoveries	(140.7)	(98.3)	(12.1)	(251.1)
Incurred losses on credit derivatives	(178.8)	0.4	—	(178.4)
Amortization of deferred acquisition costs	(12.8)	(28.1)	(0.4)	(41.3)
Other operating expenses	(93.6)	(21.2)	(2.5)	(117.3)

Underwriting gain (loss)	$165.4	$(37.5)	$(12.7)	$115.2

(1)
Comprised of premiums and ceding commissions.

Reconciliation of Underwriting Gain (Loss)
to Income (Loss) before Income Taxes

	Third Quarter		Nine Months
	2010	2009	2010	2009
	(in millions)
Total underwriting gain	$158.5	$75.9	$457.9	$115.2
Net investment income	85.6	84.7	260.8	171.6
Net realized investment gains (losses)	(2.4)	(6.1)	(1.4)	(28.1)
Unrealized gains (losses) on credit derivatives, excluding incurred losses on credit derivatives	(267.8)	(48.7)	82.6	(248.8)
Fair value gain (loss) on committed capital securities	(5.5)	(53.1)	5.8	(94.0)
Financial guaranty VIE net revenues and expenses	203.2	(5.3)	193.1	(5.3)
Other income(1)	33.6	26.9	(13.2)	26.9
AGMH acquisition-related expenses	—	(51.3)	(6.8)	(80.2)
Interest expense	(24.9)	(25.2)	(74.9)	(37.5)
Goodwill and settlement of intercompany relationship	—	(23.3)	—	(23.3)
CCS premium expense(2)	(2.3)	(2.6)	(7.2)	(5.8)
Elimination of insurance accounts for VIE	(1.3)	—	11.4	—

Income (loss) before provision for income taxes	$176.7	$(28.1)	$908.1	$(209.3)

(1)
Includes foreign exchange gain (loss) on revaluation of premium receivable and reinsurance cessions of OTTI of investment assets associated with a below investment grade financial guaranty contract.

(2)
Recorded in other operating expenses.

        For all periods presented, the financial guaranty direct segment recorded gains, while the reinsurance segment recorded losses for all periods presented primarily as a result of US RMBS assumed losses and the reclassification of AG Re's assumed business from AGM from the reinsurance to the direct segment after the Acquisition Date. AGM is one of AG Re's largest ceding companies and AGM results of operations, net of third party cessions, are included in the financial guaranty direct segment in all periods since the Acquisition Date. Prior to the AGMH Acquisition, AGM's cessions to AG Re are included in the reinsurance segment. Segments are presented net of third party cessions.

  Financial Guaranty Direct Segment

        Financial guaranty direct segment underwriting gains increased in Third Quarter 2010 due primarily to lower loss and LAE and losses incurred on credit derivatives and lower expenses, offset in part by lower net earned premiums and credit derivative revenue. The increase in Nine Months 2010 are due primarily to increased net earned premiums and credit derivative revenues due to the AGMH Acquisition, offset in part by increased loss and LAE on RMBS exposures and losses incurred on credit derivatives. The financial guaranty direct segment underwriting gains (losses) in Nine Months 2010 include gains related to the reassumption of a public finance book of business. In the future, the AGMH portfolio of insured structured finance obligations, including credit derivatives, will generate a declining stream of premium earnings and credit derivative revenues due to AGMH's focus on underwriting public financial obligations.

        PVP in the direct segment declined in Third Quarter 2010 and Nine Months 2010. The current economic environment has had a significant impact on the demand in both the global structured finance and international infrastructure finance markets for financial guaranties, and it is uncertain when or if demand for financial guaranties will return. The Company has witnessed limited new issuance activity in many markets in which the Company was previously active. See "—Executive Summary."

  Financial Guaranty Reinsurance Segment

        Financial guaranty reinsurance segment underwriting loss in Third Quarter 2010 declined compared to Third Quarter 2009 due to reduced loss and LAE. Financial guaranty reinsurance segment underwriting loss in Nine Months 2010 was higher than Nine Months 2009 due primarily to (1) the reallocation of AG Re's assumed book of AGMH business to the financial guaranty direct segment, (2) the normal runoff of business, and (3) the decrease in new business opportunities.

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

        The Company is also staffed with Work-out personnel who are responsible for managing work-out and loss situations. They develop strategies designed to enhance the ability of the Company to enforce its contractual rights and remedies and to mitigate its losses, engage in negotiation discussions with transaction participants and, when necessary, manage the Company's litigation proceedings. See "—Results of Operations—Loss and LAE (Financial Guaranty Contracts in Insurance Form)—Loss Estimation Process and Assumptions—Recovery Litigation."

        The tables below provide information on the risk ratings and certain other risk characteristics of the Company's RMBS exposures as of September 30, 2010.

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

        Net par outstanding in the following tables are based on values as of September 30, 2010. All performance information such as pool factor, subordination, cumulative losses and delinquency is based on September 30, 2010 information obtained from Intex, Bloomberg, and/or provided by the trustee and may be subject to restatement or correction.

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

        U.S. Prime First Lien in the tables below includes primarily prime first lien plus an insignificant amount of other miscellaneous MBS transactions.

        The Company has not insured any U.S. RMBS transactions since June 2008.

Distribution of U.S. RMBS by Internal Rating and by Segment as of September 30, 2010

Ratings:	Direct Net Par Outstanding	%	Reinsurance Net Par Outstanding	%	Total Net Par Outstanding	%
	(dollars in millions)
Super senior	$—	—%	$—	—%	$—	—%
AAA	2,949	11.5	42	11.5	2,991	11.5
AA	2,474	9.6	50	13.7	2,524	9.7
A	1,457	5.7	40	10.9	1,497	5.8
BBB	2,136	8.3	34	9.3	2,170	8.3
BIG	16,633	64.9	200	54.6	16,833	64.7

Total exposures	$25,649	100.0%	$366	100.0%	$26,015	100.0%

 Distribution of U.S. RMBS by Internal Rating and Type of Exposure as of September 30, 2010

Ratings:	Prime First Lien	CES	HELOC	Alt-A First Lien	Alt-A Option ARMs	Subprime First Lien	NIMs	Total Net Par Outstanding
	(in millions)
Super senior	$—	$—	$—	$—	$—	$—	$—	$—
AAA	11	0	459	112	113	2,296	—	2,991
AA	172	35	275	228	37	1,777	0	2,524
A	20	2	5	100	126	1,244	—	1,497
BBB	26	—	14	1,098	101	901	31	2,170
BIG	656	1,143	4,232	4,737	3,025	2,887	153	16,833

Total exposures	$885	$1,180	$4,985	$6,274	$3,402	$9,105	$184	$26,015

Distribution of U.S. RMBS by Year Insured and Type of Exposure as of September 30, 2010

Year insured:	Prime First Lien	CES	HELOC	Alt-A First Lien	Alt-A Option ARMs	Subprime First Lien	NIMs	Total Net Par Outstanding
	(in millions)
2004 and prior	$61	$2	$371	$139	$55	$1,645	$—	$2,273
2005	183	—	1,104	714	159	406	—	2,567
2006	143	459	1,539	506	892	3,951	87	7,577
2007	498	719	1,971	3,090	2,181	3,014	96	11,571
2008	—	—	—	1,825	114	88	—	2,027

Total exposures	$885	$1,180	$4,985	$6,274	$3,402	$9,105	$184	$26,015

Distribution of U.S. RMBS by Internal Rating and Year Insured as of September 30, 2010

Year insured:	Super Senior	AAA Rated	AA Rated	A Rated	BBB Rated	BIG Rated	Total
	(dollars in millions)
2004 and prior	$—	$1,501	$91	$193	$98	$390	$2,273
2005	—	209	105	101	124	2,028	2,567
2006	—	981	1,668	1,052	421	3,456	7,577
2007	—	300	481	38	719	10,033	11,571
2008	—	—	178	114	809	926	2,027

Total exposures	$—	$2,991	$2,524	$1,497	$2,170	$16,833	$26,015

% of total	0.0%	11.5%	9.7%	5.8%	8.3%	64.7%	100.0%

Distribution of Financial Guaranty Direct U.S. RMBS
Insured January 1, 2005 or Later by Exposure Type, Average Pool Factor, Subordination,
Cumulative Losses and 60+ Day Delinquencies as of September 30, 2010

U.S. Prime First Lien

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$180	55.1%	5.1%	0.9%	7.9%	6
2006	143	66.2	7.9	0.0	13.5	1
2007	498	67.0	10.4	2.1	14.8	1
2008	—	—	—	—	—	—

	$820	64.3%	8.8%	1.5%	13.1%	8

U.S. CES

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$—	—%	—%	—%	—%	—
2006	448	22.5	—	54.5	17.1	2
2007	719	27.1	—	60.0	12.0	10
2008	—	—	—	—	—	—

	$1,167	25.3%	—%	57.9%	14.0%	12

U.S. HELOC

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$1,048	21.8%	2.5%	12.4%	11.7%	6
2006	1,509	36.0	2.0	27.8	11.3	7
2007	1,971	51.0	3.2	25.1	6.9	9
2008	—	—	—	—	—	—

	$4,528	39.2%	2.6%	23.0%	9.5%	22

U.S. Alt-A First Lien

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$711	42.7%	11.8%	4.4%	19.6%	21
2006	506	50.2	1.2	12.3	39.7	7
2007	3,090	62.1	8.0	8.4	35.1	12
2008	1,825	57.5	27.0	8.6	30.3	5

	$6,132	57.5%	13.5%	8.3%	32.3%	45

 U.S. Alt-A Option ARMs

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$149	30.6%	9.2%	7.5%	37.7%	4
2006	885	57.2	5.4	10.3	50.8	7
2007	2,181	63.5	6.0	10.8	40.4	11
2008	114	64.3	49.3	7.3	34.5	1

	$3,330	60.4%	7.5%	10.4%	42.8%	23

U.S. Subprime First Lien

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$401	36.3%	49.2%	4.9%	40.9%	7
2006	3,944	26.1	61.3	13.2	40.7	4
2007	3,014	60.1	27.0	12.6	48.6	13
2008	82	72.4	33.6	6.3	32.8	1

	$7,442	41.0%	46.5%	12.4%	43.8%	25

Summary of Relationships with Monolines

        The tables below summarize the exposure to each financial guaranty monoline insurer by exposure category and the underlying ratings of the Company's second-to-pay insured par outstanding.

Summary of Relationships With Monolines

	As of September 30, 2010
	Insured Portfolios
	Assumed Par Outstanding	Second-to-Pay Insured Par Outstanding	Ceded Par Outstanding
	(in millions)
Radian Asset Assurance Inc. ("Radian")	$—	$80	$22,318
RAM Re	—	—	13,789
Syncora	880	2,746	4,198
ACA	2	19	965
FGIC	3,645	3,931	257
MBIA	13,081	12,044	138
Ambac	28,860	8,027	109
CIFG	11,643	258	—
Berkshire Hathaway Assurance Corporation ("Berkshire")	—	—	—
Multiple owner	—	2,936	—

Total	$58,111	$30,041	$41,774

	As of September 30, 2010
	Investment Portfolio	Assumed Premium Receivable, net of Commissions	Assumed Expected Loss and LAE	Ceded Expected Loss and LAE
	(in millions)
Radian	$—	$—	$—	$25.7
RAM Re	—	—	(8.1)	(6.4)
Syncora	16.4	—	(1.6)	2.0
ACA	—	—	—	—
FGIC	28.3	29.7	(19.7)	—
MBIA	963.5	0.8	(3.2)	—
Ambac	751.1	240.4	(100.7)	—
CIFG	24.0	7.0	—	—
Berkshire	4.9	—	—	—
Multiple owner	—	—	—	—

Total	$1,788.2	$277.9	$(133.3)	$21.3

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

        The table below presents the insured par outstanding categorized by the Company's internal rating as of September 30, 2010:

Second-to-Pay
Insured Par Outstanding
As of September 30, 2010(1)

	Public Finance					Structured Finance
	AAA	AA	A	BBB	BIG	AAA	AA	A	BBB	BIG	Total
	(in millions)
Radian	$—	$—	$13	$45	$20	$2	$—	$—	$—	$—	$80
Syncora	—	—	449	698	310	399	178	114	260	338	2,746
ACA	—	13	—	6	—	—	—	—	—	—	19
FGIC	—	171	1,197	593	336	1,210	197	134	19	74	3,931
MBIA	78	3,163	5,036	1,569	30	80	1,405	39	618	26	12,044
Ambac	15	2,450	2,719	1,268	255	313	—	298	218	491	8,027
CIFG	—	11	69	133	45	—	—	—	—	—	258
Multiple owner	894	—	2,042	—	—	—	—	—	—	—	2,936

Total	$987	$5,808	$11,525	$4,312	$996	$2,004	$1,780	$585	$1,115	$929	$30,041

(1)
Assured Guaranty's internal rating.

        Ceded par outstanding represents the portion of insured risk ceded to other reinsurers. Under these relationships, the Company cedes a portion of its insured risk in exchange for a premium paid to the reinsurer. The Company remains primarily liable for all risks it directly underwrites and is required to pay all gross claims. It then seeks reimbursement from the reinsurer for its proportionate share of claims. The Company may be exposed to risk for this exposure if it was unable to collect ceded claims from an assuming company experiencing financial distress. A number of the financial guaranty insurers to which the Company has ceded par has experienced financial distress and been downgraded by the rating agencies as a result. In addition, state insurance regulators have intervened with respect to some of these insurers. For example, Ambac recently announced that the Office of the Commissioner of Insurance of the State of Wisconsin had filed its Plan of Rehabilitation for the segregated account that Ambac had established for certain of its liabilities related to credit derivatives, RMBS and other mainly structured finance transactions. The Plan of Rehabilitation is intended to facilitate an orderly run-off and/or settlement of those liabilities.

        In accordance with statutory accounting requirements and U.S. insurance laws and regulations, in order for the Company to receive credit for liabilities ceded to reinsurers domiciled outside of the U.S., such reinsurers must secure their liabilities to the Company. Most of the unauthorized reinsurers in the table above post collateral for the benefit of the Company in an amount at least equal to the sum of their ceded unearned premiums reserve, loss reserves and contingency reserves calculated on a statutory basis of accounting. In the case of CIFG and Radian, which are authorized reinsurers and, therefore, are not required to post security, their collateral equals or exceeds their ceded statutory loss reserves. Collateral may be in the form of letters of credit or trust accounts. The total collateral posted by all non-affiliated reinsurers as of September 30, 2010 exceeds $1.1 billion.

        Amounts for the investment portfolio presented above are based on fair value. Securities within the investment portfolio that are wrapped by monolines may decline in value based on the rating of the monoline.

Non-GAAP Financial Measures

        The Company references financial measures that are not in accordance with GAAP, which we refer to as non-GAAP financial measures. Assured Guaranty's management and board of directors utilize non-GAAP financial measures in evaluating the Company's financial performance and as a basis for determining senior management incentive compensation. By providing these non-GAAP financial measures, investors, analysts and financial news reporters have access to the same information that management reviews internally. In addition, Assured Guaranty's presentation of non-GAAP financial measures is consistent with how analysts calculate their estimates of Assured Guaranty's financial results in their research reports on Assured Guaranty and with how investors, analysts and the financial news media evaluate Assured Guaranty's financial results.

        The following paragraphs define each non-GAAP financial measure and describe why they are useful. A reconciliation of the non-GAAP financial measure and the most directly comparable GAAP financial measure, if available, is presented in "—Financial Performance—Key Financial Measures" above. Non-GAAP financial measures should not be viewed as substitutes for their most directly comparable GAAP measures.

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

  5)
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

  6)
  Elimination of goodwill and settlement of pre-existing relationship in order to show the 2009 contribution to operating income of AGMH without the distorting effects of acquisition accounting adjustments recorded on the Acquisition Date.

Operating Shareholders' Equity

        Management believes that operating shareholders' equity is a useful measure because it presents the equity of AGL with all financial guaranty contracts accounted for on a more consistent basis and excluding fair value adjustments that are not expected to result in economic loss. Many investors, analysts and financial news reporters use operating shareholders' equity as the principal financial measure for valuing AGL's current share price or projected share price and also as the basis of their decision to recommend, buy or sell AGL's common shares. Many of the Company's fixed income investors also use operating shareholders' equity to evaluate the Company's capital adequacy. Operating shareholders' equity is the basis of the calculation of ABV (see below). Operating shareholders' equity is defined as shareholders' equity attributable to AGL, as reported under GAAP, adjusted for the following:

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

Adjusted Book Value

        Management believes that ABV is a useful measure because it enables an evaluation of the net present value of the Company's in force premiums and revenues in addition to operating shareholders' equity. The premiums and revenues included in ABV will be earned in future periods, but actual earnings may differ materially from the estimated amounts used in determining current ABV due to changes in, foreign exchange rates, refinancing or refunding activity, prepayment speeds, terminations, credit defaults and other factors. Many investors, analysts and financial news reporters use ABV to evaluate AGL's share price and as the basis of their decision to recommend, buy or sell the AGL common shares. ABV is operating shareholders' equity, as defined above, further adjusted for the following:

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

PVP or present value of new business production

        Management believes that PVP is a useful measure because it enables the evaluation of the value of new business production for AGL by taking into account the value of estimated future installment premiums on all new contracts underwritten in a reporting period as well as premium supplements and additional installment premium on existing contracts as to which the issuer has the right to call the insured obligation but has not exercised such right, whether in insurance or credit derivative contract form, which GAAP gross premiums written and the net credit derivative premiums received and receivable portion of net realized gains and other settlement on credit derivatives ("Credit Derivative Revenues") do not adequately measure. PVP in respect of insurance and credit derivative contracts written in a specified period is defined as gross upfront and installment premiums received and the present value of gross estimated future installment premiums, in each case, discounted at 6% (the Company's tax-equivalent pre-tax investment yield on its investment portfolio). For purposes of the PVP calculation, management discounts estimated future installment premiums on insurance contracts at 6%, while under GAAP, these amounts are discounted at a risk free rate. Additionally, under GAAP, management records future installment premiums on financial guaranty insurance contracts covering non-homogeneous pools of assets based on the contractual term of the transaction, whereas for PVP purposes, management records an estimate of the future installment premiums the Company expects to receive, which may be based upon a shorter period of time than the contractual term of the transaction. Actual future net earned or written premiums and Credit Derivative Revenues may differ from PVP due to factors including, but not limited to, changes in foreign exchange rates, refinancing or refunding activity, prepayment speeds, terminations, credit defaults, or other factors that affect par outstanding or the ultimate maturity of an obligation.

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

AGL and Holding Company Subsidiaries
Significant Cash Flow Items

	Nine Months		Year Ended December 31,
	2010(1)	2009(1)	2009(1)	2008	2007
	(in millions)
Net proceeds from issuance of common shares	$—	$449.0	$1,022.8	$249.0	$304.0
Net proceeds from issuance of equity units	—	167.3	167.3	—	—
Capital contributions to subsidiaries	—	(378.7)	(556.7)	(250.0)	(304.0)
Dividends and return of capital from subsidiaries	77.0	47.1	72.1	47.8	47.4
Dividends paid	(24.9)	(15.8)	(22.8)	(17.0)	(11.9)
Repurchases of common shares	(10.5)	(3.7)	(3.7)	—	(9.3)
Interest paid	(52.5)	(21.2)	(53.0)	(23.6)	(23.7)

(1)
Since July 1, 2009, amounts include AGMH.

  Insurance Company Subsidiaries

        Liquidity at the Company's insurance company subsidiaries is primarily used to pay (1) operating expenses, (2) claims, including payment obligations in respect of credit derivatives, (4) collateral postings in connection with credit derivatives and reinsurance transactions, (4) reinsurance premiums, (5) dividends to AGUS and AGMH for debt service and dividends to AGL, and (6) where appropriate, to make capital investments in their own subsidiaries. Management believes that its subsidiaries' liquidity needs generally can be met from current cash, short-term investments and operating cash flow, including premium collections as well as coupon payments and scheduled maturities and paydowns from their respective investment portfolios.

        Beyond the next 12 months, the ability of the operating subsidiaries to declare and pay dividends may be influenced by a variety of factors, including market conditions, insurance regulations and rating agency capital requirements and general economic conditions.

        Insurance policies the Company issues provide, in general, that payments of principal, interest and other amounts insured may not be accelerated by the holder of the obligation. Amounts paid by the Company therefore are typically in accordance with the obligation's original payment schedule or, at the Company's option, may be on an accelerated basis. Insurance policies guaranteeing payments under CDS may provide for acceleration of amounts due upon the occurrence of certain credit events, subject to single risk limits specified in the insurance laws of the State of New York (the "New York Insurance Law"). These constraints prohibit or limit acceleration of certain claims according to Article 69 of the New York Insurance Law and serve to reduce the Company's liquidity requirements.

        Payments made in settlement of the Company's obligations arising from its insured portfolio may, and often do, vary significantly from year-to-year, depending primarily on the frequency and severity of payment defaults and whether the Company chooses to accelerate its payment obligations in order to mitigate future losses.

Insurance and Credit Derivatives
Claims Paid

	Nine Months		Year Ended December 31,
	2010(1)(2)	2009(1)	2009(1)	2008	2007
	(in millions)
Claims paid (recovered), net	$756.3	$504.1	$687.7	$257.7	$(4.1)

(1)
Since July 1, 2009, amounts include AGMH.

(2)
Include $95.9 million for consolidated VIEs.

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

Pooled Corporate CDS

	As of September 30, 2010		As of December 31, 2009
	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
Funded CDOs	$58,103	70%	$60,889	70%
Synthetic CDOs	24,575	30	25,692	30

Total pooled corporate CDS	$82,678	100%	$86,581	100%

  Insurance Company Regulatory Restrictions

        The insurance company subsidiaries' ability to pay dividends depends, among other things, upon their financial condition, results of operations, cash requirements, and compliance with rating agency requirements, and is also subject to restrictions contained in the insurance laws and related regulations of their states of domicile.

        Under Maryland's insurance law, AGC may pay dividends out of earned surplus in any twelve-month period in an aggregate amount not exceeding the lesser of (a) 10% of policyholders' surplus or (b) net investment income at the preceding December 31 (including net investment income which has not already been paid out as dividends for the three calendar years prior to the preceding calendar year) without prior approval of the Maryland Commissioner of Insurance. As of September 30, 2010, the amount available for distribution from AGC during 2010 with notice to, but without prior approval of, the Maryland Commissioner was approximately $97.3 million.

        Under the New York Insurance Law, AGM may pay dividends out of earned surplus, provided that, together with all dividends declared or distributed by AGM during the preceding 12 months, the dividends do not exceed the lesser of (a) 10% of policyholders' surplus as of its last statement filed with the Superintendent of Insurance of the State of New York (the "New York Superintendent") or (b) adjusted net investment income (net investment income at the preceding December 31 plus net investment income which has not already been paid out as dividends for the three calendar years prior to the preceding calendar year) during this period. Based on AGM's statutory statements for 2009, the maximum amount available for payment of dividends by AGM without regulatory approval over the 12 months following September 30, 2010 was approximately $96.9 million. However, in connection with the AGMH Acquisition, the Company has committed to the New York Insurance Department that AGM will not pay any dividends for a period of two years from the date of the AGMH Acquisition without the written approval of the New York Insurance Department.

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

  Cash Flows

Cash Flow Summary

	Nine Months 2010	Nine Months 2009
	(in millions)
Net cash flows provided by (used in) operating activities	$(140.0)	$293.6
Net cash flows provided by (used in) investing activities	735.8	(634.3)
Net cash flows provided by (used in) financing activities	(551.0)	588.2
Effect of exchange rate changes	(1.5)	0.7
Cash at beginning of period	44.1	12.3

Total cash at the end of the period	$87.4	$260.5

        The negative operating cash flow in 2010 was due primarily to net paid losses, interest and other expenses and taxes paid, offset in part by premium on financial guaranty and credit derivatives. In 2009, the Company had higher U.S. public finance originations and lower claim payments.

        Investing activities were primarily net sales (purchases) of fixed maturity and short-term investment securities. In addition, the 2010 amount included $323.6 million of net proceeds from financial guaranty VIE's. The 2009 investing cash outflows was due primarily to the cost of the AGMH Acquisition of $546.0 million, net of cash acquired of $87.0 million, purchases of fixed maturity securities with the cash generated from common share and equity units offerings and positive cash flows from operating activities.

        In 2010 financing outflows were mainly due to the inclusion of consolidated VIEs in 2010. Financing inflows in 2009 was due to net cash proceeds of $616.3 million from common share and equity units offerings.

        In May 2010, the Company completed a share repurchase program that was authorized in 2007. On August 4, 2010, the Company's Board of Directors approved a new share repurchase program for up to 2.0 million common shares. Share repurchases will take place at management's discretion depending on market conditions. No shares were repurchased in Third Quarter 2010.

Commitments and Contingencies

  Leases

        AGL and its subsidiaries are party to various lease agreements. Future cash payments associated with contractual obligations pursuant to operating leases for office space have not materially changed since December 31, 2009.

  Long-Term Debt Obligations

        The principal and carrying values of the Company's long-term debt and notes payable were as follows:

Long Term Debt Obligations by Issuer

	As of September 30, 2010		As of December 31, 2009
	Principal	Carrying Value	Principal	Carrying Value
	(in millions)
AGUS:
7.0% Senior Notes	$200.0	$197.6	$200.0	$197.5
8.50% Senior Notes	172.5	170.8	172.5	170.1
Series A Enhanced Junior Subordinated Debentures	150.0	149.8	150.0	149.8

Total AGUS	522.5	518.2	522.5	517.4
AGMH:
6 7/8% Quarterly Income Bond Securities ("QUIBS")	100.0	66.9	100.0	66.7
6.25% Notes	230.0	134.7	230.0	133.9
5.60% Notes	100.0	52.9	100.0	52.6
Junior Subordinated Debentures	300.0	151.1	300.0	146.8

Total AGMH	730.0	405.6	730.0	400.0

Total long-term debt	1,252.5	923.8	1,252.5	917.4
Notes Payable	124.1	132.1	140.1	149.1

Total	$1,376.6	$1,055.9	$1,392.6	$1,066.5

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

        Debt Issued by AGMH

  (a)
  6 7/8% QUIBS.    On December 19, 2001, AGMH issued $100.0 million face amount of 6 7/8% QUIBS due December 15, 2101, which are callable without premium or penalty.

  (b)
  6.25% Notes.    On November 26, 2002, AGMH issued $230.0 million face amount of 6.25% Notes due November 1, 2102, which are callable without premium or penalty in whole or in part.

  (c)
  5.60% Notes.    On July 31, 2003, AGMH issued $100.0 million face amount of 5.60% Notes due July 15, 2103, which are callable without premium or penalty in whole or in part.

  (d)
  Junior Subordinated Debentures.    On November 22, 2006, AGMH issued $300.0 million face amount of Junior Subordinated Debentures with a scheduled maturity date of December 15, 2036 and a final repayment date of December 15, 2066. The final repayment date of December 15, 2066 may be automatically extended up to four times in five-year increments provided certain conditions are met. The debentures are redeemable, in whole or in part, at any time prior to December 15, 2036 at their principal amount plus accrued and unpaid interest to the date of redemption or, if greater, the make-whole redemption price. Interest on the debentures will accrue from November 22, 2006 to December 15, 2036 at the annual rate of 6.40%. If any amount of the debentures remains outstanding after December 15, 2036, then the principal amount of the outstanding debentures will bear interest at a floating interest rate equal to one-month LIBOR plus 2.215% until repaid. AGMH may elect at one or more times to defer payment of interest on the debentures for one or more consecutive interest periods that do not exceed ten years. In connection with the completion of this offering, AGMH entered into a replacement capital covenant for the benefit of persons that buy, hold or sell a specified series of AGMH long-term indebtedness ranking senior to the debentures. Under the covenant, the debentures will not be repaid, redeemed, repurchased or defeased by AGMH or any of its subsidiaries on or before the date that is 20 years prior to the final repayment date, except to the extent that AGMH has received proceeds from the sale of replacement capital securities. The proceeds from this offering were used to pay a dividend to the shareholders of AGMH.

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

        The 2006 Credit Facility's financial covenants require that AGL:

  (a)
  maintain a minimum net worth of 75% of the Consolidated Net Worth of Assured Guaranty as of June 30 (calculated as if the AGMH Acquisition had been consummated on such date), 2009; and

  (b)
  maintain a maximum debt-to-capital ratio of 30%.

        In addition, the 2006 Credit Facility requires that AGC maintain qualified statutory capital of at least 75% of its statutory capital as of the fiscal quarter ended June 30, 2006. Furthermore, the 2006 Credit Facility contains restrictions on AGL and its subsidiaries, including, among other things, in respect of their ability to incur debt, permit liens, become liable in respect of guaranties, make loans or investments, pay dividends or make distributions, dissolve or become party to a merger, consolidation or acquisition, dispose of assets or enter into affiliate transactions. Most of these restrictions are subject to certain minimum thresholds and exceptions. The 2006 Credit Facility has customary events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, bankruptcy or insolvency proceedings, change of control and cross-default to other debt agreements. A default by one borrower will give rise to a right of the lenders to terminate the facility and accelerate all amounts then outstanding. As of September 30, 2010 and December 31, 2009, Assured Guaranty was in compliance with all of the financial covenants.

        As of September 30, 2010, no amounts were outstanding under this facility nor have there been any borrowings during the life of the 2006 Credit Facility.

        Letters of credit totaling approximately $2.9 million remained outstanding as of September 30, 2010 and December 31, 2009. The Company obtained the letters of credit in connection with entering into a lease for new office space in 2008, which space was subsequently sublet.

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

        The Strip Coverage Facility's financial covenants require that AGM and its subsidiaries maintain a maximum debt-to-capital ratio of 30% and maintain a minimum net worth of 75% of consolidated net worth as of July 1, 2009, plus, starting July 1, 2014, 25% of the aggregate consolidated net income (or loss) for the period beginning July 1, 2009 and ending on June 30, 2014 or, if the commitment amount has been reduced to $750 million as described above, zero. The Company is in compliance with all covenants as of the date of this filing.

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

        As of September 30, 2010, no amounts were outstanding under this facility, nor have there been any borrowings during the life of this facility.

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

        As of September 30, 2010, no amounts were outstanding under this facility nor have there been any borrowings during the life of this facility.

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

        As of September 30, 2010, no amounts were outstanding under this facility nor have there been any borrowings during the life of this facility.

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

        As of September 30, 2010 the put option had not been exercised.

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

        As of September 30, 2010 the put option had not been exercised.

Investment Portfolio

        The Company's investment portfolio consisted of $9.8 billion of fixed maturity securities and $0.9 billion of short-term investments with a duration of 4.6 years as of September 30, 2010, compared with $9.1 billion of fixed maturity securities, $1.7 billion of short-term investments with duration of 4.4 years as of December 31, 2009. The Company's fixed maturity securities are designated as available-for-sale. Fixed maturity securities are reported at their fair value, and the change in fair value is reported as part of AOCI except for the credit component of securities deemed to be OTTI. If management believes the decline in fair value is "other than temporary," the Company writes down the carrying value of the investment and records a realized loss in the consolidated statements of operations for an amount equal to the credit component of the fair value adjustment. The Company reviews the investment portfolio for possible impairment losses. For additional information, see Note 10 in "Item 1. Financial Statements".

        Fair value of fixed maturity securities is based upon market prices provided by either independent pricing services or, when such prices are not available, by reference to broker or underwriter bid indications. The Company's investment portfolio does not include any non-publicly traded securities. For more information about the Investment Portfolio and a detailed description of the Company's valuation of investments see Note 10 in "Item 1. Financial Statements".

 Investment Portfolio by Security Type

	As of September 30, 2010
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in millions)
U.S. government and agencies	$1,039.0	$71.2	$—	$1,110.2
Obligations of state and political subdivisions	4,794.0	298.5	(0.9)	5,091.6
Corporate securities	945.3	44.7	(0.1)	989.9
Mortgage-backed securities(1):
RMBS	1,271.3	51.7	(43.9)	1,279.1
CMBS	348.4	19.2	(0.1)	367.5
Asset-backed securities	564.0	11.4	(1.4)	574.0
Foreign government securities	356.4	9.0	(1.9)	363.5

Total fixed maturity securities	9,318.4	505.7	(48.3)	9,775.8
Short-term investments	907.5	0.2	—	907.7

Total investments	$10,225.9	$505.9	$(48.3)	$10,683.5

	As of December 31, 2009
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in millions)
U.S. government and agencies	$1,014.2	$26.1	$(2.7)	$1,037.6
Obligations of state and political subdivisions	4,881.6	164.7	(6.8)	5,039.5
Corporate securities	617.1	12.8	(4.4)	625.5
Mortgage-backed securities(1):
RMBS	1,449.4	39.5	(24.3)	1,464.6
CMBS	229.9	3.4	(6.1)	227.2
Asset-backed securities	395.3	1.5	(7.9)	388.9
Foreign government securities	356.4	3.6	(3.4)	356.6

Total fixed maturity securities	8,943.9	251.6	(55.6)	9,139.9
Short-term investments	1,668.3	0.7	(0.7)	1,668.3

Total investments	$10,612.2	$252.3	$(56.3)	$10,808.2

(1)
As of September 30, 2010 and December 31, 2009, respectively, approximately 66% and 80% of the Company's total mortgage-backed securities were government agency obligations.

        The following tables summarize, for all securities in an unrealized loss position as of September 30, 2010 and December 31, 2009, the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.

Gross Unrealized Loss by Length of Time

	As of September 30, 2010
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
U.S. government and agencies	$25.0	$—	$—	$—	$25.0	$—
Obligations of state and political subdivisions	69.0	(0.3)	34.4	(0.6)	103.4	(0.9)
Corporate securities	9.6	—	3.3	(0.1)	12.9	(0.1)
Mortgage-backed securities:
RMBS	155.0	(40.6)	41.5	(3.3)	196.5	(43.9)
CMBS	21.2	(0.1)	—	—	21.2	(0.1)
Asset-backed securities	207.3	(1.3)	2.3	(0.1)	209.6	(1.4)
Foreign government securities	—	—	82.7	(1.9)	82.7	(1.9)

Total	$487.1	$(42.3)	$164.2	$(6.0)	$651.3	$(48.3)

Number of securities		64		31		95

Number of securities with OTTI		2		5		7

	As of December 31, 2009
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
U.S. government and agencies	$292.5	$(2.7)	$—	$—	$292.5	$(2.7)
Obligations of state and political subdivisions	407.4	(4.1)	56.9	(2.7)	464.3	(6.8)
Corporate securities	287.0	(3.9)	8.2	(0.5)	295.2	(4.4)
Mortgage-backed securities:
RMBS	361.4	(21.6)	20.5	(2.7)	381.9	(24.3)
CMBS	49.5	(2.4)	56.4	(3.7)	105.9	(6.1)
Asset-backed securities	126.1	(7.8)	2.0	(0.1)	128.1	(7.9)
Foreign government securities	270.4	(3.4)	—	—	270.4	(3.4)

Total	$1,794.3	$(45.9)	$144.0	$(9.7)	$1,938.3	$(55.6)

Number of securities		259		33		292

Number of securities with OTTI		13		2		15

        There was no significant change in gross unrealized losses in any sector for the period ended September 30, 2010. Of the securities in an unrealized loss position for 12 months or more as of September 30, 2010, two securities had an unrealized loss greater than 10% of book value. The total unrealized loss for these securities as of September 30, 2010 was $1.7 million. This unrealized loss was yield related.

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

        The amortized cost and estimated fair value of the Company's available-for-sale fixed maturity securities as of September 30, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Fixed-Maturity Securities by Contractual Maturity

	As of September 30, 2010
	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$94.5	$95.6
Due after one year through five years	1,887.6	1,947.7
Due after five years through ten years	2,101.9	2,224.6
Due after ten years	3,614.7	3,861.3
Mortgage-backed securities:
RMBS	1,271.3	1,279.1
CMBS	348.4	367.5

Total	$9,318.4	$9,775.8

        The following table summarizes the ratings distributions of the Company's investment portfolio as of September 30, 2010 and December 31, 2009. Ratings are represented by the lower of the Moody's and S&P classifications.

Distribution of Fixed-Maturity Securities by Rating

Rating	As of September 30, 2010	As of December 31, 2009
AAA	44.5%	47.9%
AA	35.9	30.0
A	14.2	16.4
BBB	1.1	1.8
BIG	3.9	3.9
Not rated	0.4	—

Total	100.0%	100.0%

        As of September 30, 2010, the Company's investment portfolio contained 43 securities that were not rated or rated BIG, compared to 35 securities as of December 31, 2009. As of September 30, 2010 and December 31, 2009, the weighted average credit quality of the Company's entire investment portfolio was AA.

        As of September 30, 2010, $1.8 billion of the Company's fixed maturity securities were guaranteed by third parties. The following table presents the fair value of securities with third-party guaranty by underlying credit rating:

Rating(1)	As of September 30, 2010
(in millions)
AAA	$2.3
AA	983.5
A	690.5
BBB	64.6
BIG	10.5
Not Available	36.8

Total	$1,788.2

(1)
Ratings are lower of Moody's and S&P.

Distribution by Third-Party Guarantor

Guarantor	As of September 30, 2010
(in millions)
MBIA	$963.5
Ambac	751.1
CIFG	24.0
FGIC	28.3
Syncora	16.4
Berkshire	4.9

Total	$1,788.2

        Short-term investments include securities with maturity dates equal to or less than one year from the original issue date. The Company's short-term investments are comprised of money market funds, discounted notes and certain time deposits for foreign cash portfolios. Short-term investments are reported at fair value.

        Under agreements with its cedants and in accordance with statutory requirements, the Company maintained fixed maturity securities in trust accounts of $359.4 million and $345.7 million as of September 30, 2010 and December 31, 2009, respectively, for the benefit of reinsured companies and for the protection of policyholders, generally in states in which AGL or its subsidiaries, as applicable, are not licensed or accredited.

        Under certain derivative contracts, the Company is required to post eligible securities as collateral, generally cash or U.S. government or agency securities. The need to post collateral under these transactions is generally based on mark-to-market valuation in excess of contractual thresholds. The fair market value of the Company's pledged securities totaled $645.5 million and $649.6 million as of September 30, 2010 and December 31, 2009, respectively.

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

        On September 30, 2009, affiliates of Dexia executed amended and restated liquidity commitments to FSA Asset Management LLC ("FSAM"), a former AGMH subsidiary, of $8.5 billion in the aggregate. Pursuant to the liquidity commitments, the Dexia affiliates assume the risk of loss, and support the payment obligations of FSAM and the three former AGMH subsidiaries that issued GICs (collectively, the "GIC Issuers") in respect of the GICs and the GIC business. The term of the commitments will generally extend until the GICs have been paid in full. The liquidity commitments comprised of an amended and restated revolving credit agreement (the "Liquidity Facility") pursuant to which DCL and Dexia Bank Belgium SA commit to provide funds to FSAM in an amount up to $8.0 billion (approximately $6.6 billion of which was outstanding under the revolving credit facility as of September 30, 2010), and a master repurchase agreement (the "Repurchase Facility Agreement" and, together with the Liquidity Facility, the "Guaranteed Liquidity Facilities") pursuant to which DCL will provide up to $3.5 billion of funds in exchange for the transfer by FSAM to DCL of FSAM securities that are not eligible to satisfy collateralization obligations of the GIC Issuers under the GICs. As of September 30, 2010, no amounts were outstanding under the Repurchase Facility Agreement.

        On June 30, 2009, to support the payment obligations of FSAM and the GIC Issuers, each of Dexia SA and DCL entered into two separate ISDA Master Agreements, each with its associated schedule, confirmation and credit support annex (the "Guaranteed Put Contract" and the "Non-Guaranteed Put Contract" respectively, and collectively, the "Dexia Put Contracts"), pursuant to which Dexia SA and DCL jointly and severally guarantee the scheduled payments of interest and principal in relation to each FSAM asset, as well as any failure of Dexia to provide liquidity or liquid collateral under the Guaranteed Liquidity Facilities. The Dexia Put Contracts reference separate portfolios of FSAM assets to which assets owned by FSAM as of September 30, 2008 were allocated, with the less liquid assets and the assets with the lowest market-to-market values generally being allocated to the Guaranteed Put Contract. As of September 30, 2010, the aggregate outstanding principal balance of FSAM assets related to the Guaranteed Put Contract was equal to approximately $10.1 billion and the aggregate principal balance of FSAM assets related to the Non-Guaranteed Put Contract was equal to approximately $4.3 billion.

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

        One situation in which AGM may be required to pay claims in respect of AGMH's former financial products business if Dexia or if the Belgian or French states do not comply with their obligations is if AGM is downgraded. Most of the GICs insured by AGM allow for the withdrawal of GIC funds in the event of a downgrade of AGM, unless the relevant GIC issuer posts collateral or otherwise enhances its credit. Most GICs insured by AGM allow for the termination of the GIC contract and a withdrawal of GIC funds in the event of a downgrade of AGM below a specified threshold, generally below A- by S&P or A3 by Moody's, with no right of the GIC issuer to avoid such withdrawal by posting collateral or otherwise enhancing its credit. Each GIC contract stipulates the thresholds below which the GIC provider must post eligible collateral along with the types of securities eligible for posting and the collateralization percentage applicable to each security type. These collateralization percentages range from 100% of the GIC balance for cash posted as collateral to, typically, 108% for ABS. At September 30, 2010, a downgrade of AGM to below AA- by S&P and Aa3 by Moody's (i.e., A+ by S&P and A1 by Moody's) would result in withdrawal of $509 million of GIC funds and the need to post collateral on GICs with a balance of $6.3 billion. In the event of such a downgrade, assuming an average margin of 105%, the market value as of September 30, 2010 that the GIC issuers would be required to post in order to avoid withdrawal of any GIC funds would be $6.6 billion.

        As of September 30, 2010, the market value of the assets of the Financial Products Companies exceeded the accreted value of their insured liabilities by approximately $1.9 billion (before any tax effects and including the aggregate net market value of the derivative portfolio of $291.9 million). This compares to December 31, 2009 when the accreted value of the insured liabilities exceeded the market value of the assets by approximately $1.3 billion (before any tax effects and including the aggregate net market value of the derivative portfolio of $128 million). If Dexia or if the Belgian or French states do not fulfill their contractual obligations, the Financial Products Companies may not have the financial ability to pay upon the withdrawal of GIC funds or post collateral or make other payments in respect of the GICs, thereby resulting in claims upon the AGM financial guaranty insurance policies. If AGM is required to pay a claim due to a failure of the Financial Products Companies to pay amounts in respect of the GICs, AGM is subject to the risk that the GICs will not be paid from funds received from Dexia or the Belgian state and/or the French state before it is required to make payment under its financial guaranty policies or that it will not receive the guaranty payment at all.

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

        As of September 30, 2010, no advances were outstanding under the Strip Coverage Facility.

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

        With respect to a significant portion of the Company's in-force financial guaranty reinsurance business, due to the downgrade of AG Re to A1, subject to the terms of each reinsurance agreement, the ceding company may have the right to recapture business ceded to AG Re and assets representing substantially all of the statutory unearned premium reserve net of loss reserves (if any) associated with that business. As of September 30, 2010, the statutory unearned premium reserve, which represents deferred revenue to the Company, subject to recapture was approximately $144.9 million. If this entire amount were recaptured, it would result in a corresponding one-time reduction to net income of approximately $20.0 million.

Ratings Sensitivities of Credit Derivative Contracts

        Some of the Company's CDS have rating triggers that allow the CDS counterparty to terminate in the case of a rating downgrade. If the ratings of certain of the Company's insurance subsidiaries were reduced below certain levels and the Company's counterparty elected to terminate the CDS, the Company could be required to make a termination payment on certain of its credit derivative contracts, as determined under the relevant documentation. Under certain documents, the Company may have the right to cure the termination event by posting collateral, assigning its rights and obligations in respect of the transactions to a third party or seeking a third party guaranty of the obligations of the Company. In November 2010, the Company and one of its CDS counterparties amended the ISDA master agreement between them to eliminate the additional termination event that would be triggered in the event of a rating downgrade of AGC and to amend AGC's collateral posting requirement discussed below. The Company now has three remaining ISDA master agreements under which the applicable counterparty could elect to terminate transactions upon a rating downgrade of AGC: if AGC's ratings were downgraded to BBB- or Baa3, $100 million in par insured could be terminated by one counterparty; and if AGC's ratings were downgraded to BB+ or Ba1, approximately $2.9 billion in par insured could be terminated by the other two counterparties. As of the date of this filing, none of AG Re, AGRO or AGM had any material CDS exposure subject to termination based on its rating. The Company does not believe that it can accurately estimate the termination payments it could be required to make if, as a result of any such downgrade, a CDS counterparty terminated its CDS contracts with the Company. These payments could have a material adverse effect on the Company's liquidity and financial condition.

        Under a limited number of other CDS contracts, the Company may be required to post eligible securities as collateral—generally cash or U.S. government or agency securities. For certain of such contracts, this requirement is based on a mark-to-market valuation, as determined under the relevant documentation, in excess of contractual thresholds that decline or are eliminated if the ratings of certain of the Company's insurance subsidiaries decline. Under other contracts, the Company has negotiated caps such that the posting requirement cannot exceed a certain amount. After giving effect to the November 2010 amendment of an ISDA master agreement discussed above, and without giving effect to thresholds that apply at current ratings, the amount of par that is subject to collateral posting is approximately $19.0 billion, for which the Company has agreed to post approximately $753.2 million of collateral. The Company may be required to post additional collateral from time to time, depending on its ratings and on the market values of the transactions subject to the collateral posting. Counterparties have agreed that for approximately $18.3 billion of that $19.0 billion, the maximum amount that the Company could be required to post is capped at $635 million at current rating levels (which amount is included in the $753.2 million as to which the Company has agreed to post). Such cap increases by $50 million to $685 million in the event AGC's ratings are downgraded to A+ or A3.

CDS Counterparty Exposure

        The recent credit crisis and related turmoil in the global financial system has had and may continue to have an impact on the Company's business. As of September 30, 2010, the present value of future installment premiums ("PVI") of the Company's CDS contracts with counterparties in the financial services industry was approximately $683.8 million. The largest counterparties were:

Counterparty	PVI Amount
(in millions)
Deutsche Bank AG	$183.9
Dexia Bank	65.7
Barclays Capital	44.7
BNP Paribas Finance Inc.	43.1
RBS/ABN AMRO	36.5
Other(1)	309.9

Total	$683.8

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

Item 3.    Market Risk

        Market risk represents the potential for losses that may result from changes in the value of a financial instrument as a result of changes in market conditions. The primary market risks that impact the value of the Company's financial instruments are interest rate risk, credit spread risk and foreign currency exchange rate risk. Each of these risks and the specific types of financial instruments impacted are described below. Senior managers in the Company's surveillance department are responsible for monitoring risk limits and applying risk measurement methodologies. The estimation of potential insured losses arising from adverse changes in market conditions is a key element in managing market risk in the insured portfolio. The Company uses various systems, models and stress test scenarios to monitor and manage market risk. These models include estimates made by management that use current and historic market information. The valuation results from these models could differ materially from amounts that actually are realized in the market.

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

        Financial instruments that may be adversely affected by changes in foreign currency exchange rates consist primarily of installment premiums receivable on financial guaranty insurance contracts where the terms of the contract call for its cash flows to be settled in currencies other than the functional currency of the Company's subsidiary originating the transaction. Under U.S. GAAP, the present value of future installment premiums for financial guaranty insurance contracts are recorded as a premiums receivable and unearned premium reserve. Premiums receivable are considered a monetary asset and revalued each reporting period at the current exchange rate with changes in value included in net income or OCI. Unearned premium reserve is considered a non-monetary liability and its value is fixed when initially recorded. The difference in accounting treatment for these related amounts could create net income volatility in periods with significant changes in foreign currency exchange rates; specifically for changes in the exchange rate between the U.S. dollar and the British pound sterling and the European Union Euro ("Euro"). The Company has approximately 41% of installment premiums denominated in foreign currencies as of September 30, 2010.

Valuation of Credit Derivatives

        Unrealized gains and losses on credit derivatives are a function of changes in the estimated fair value of the Company's credit derivative contracts. If credit spreads of the underlying obligations change, the fair value of the related credit derivative changes. Market liquidity could also impact valuations of the underlying obligations. As such, Assured Guaranty experiences mark-to-market gains or losses. The Company considers the impact of its own credit risk, together with credit spreads on the risk that it assumes through CDS contracts, in determining the fair value of its credit derivatives. The Company determines its own credit risk based on quoted CDS prices traded on the Company at each balance sheet date. The quoted price of CDS contracts traded on AGC at September 30, 2010 and December 31, 2009 was 893 bps and 634 bps, respectively. The quoted price of CDS contracts traded on AGM at September 30, 2010 and December 31, 2009 was 645 bps and 541 bps, respectively. Historically, the price of CDS traded on AGC and AGM moves directionally the same as general market spreads. Generally, a widening of the CDS prices traded on AGC and AGM has an effect of offsetting unrealized losses that result from widening general market credit spreads, while a narrowing of the CDS prices traded on AGC and AGM has an effect of offsetting unrealized gains that result from narrowing general market credit spreads. An overall narrowing of spreads generally results in an unrealized gain on credit derivatives for the Company and an overall widening of spreads generally results in an unrealized loss for the Company.

        The impact of changes in credit spreads will vary based upon the volume, tenor, interest rates, and other market conditions at the time these fair values are determined. In addition, since each transaction has unique collateral and structure terms, the underlying change in fair value of each transaction may vary considerably. The fair value of credit derivative contracts also reflects the change in the Company's own credit cost, based on the price to purchase credit protection on AGC and AGM. During Third Quarter 2010 and Nine Months 2010, the Company incurred net pre-tax unrealized losses on credit derivatives of $284.9 million and unrealized gains of $2.3 million, respectively. As of September 30, 2010 the net credit liability included a reduction in the liability of $3.7 billion representing AGC's and AGM's credit value adjustment, which was based on the market cost of AGC's and AGM's credit protection. Management believes that the trading level of AGC's and AGM's credit spread was due to the correlation between AGC's and AGM's risk profile and that experienced currently by the broader financial markets and increased demand for credit protection against AGC and AGM as the result of its financial guaranty direct segment financial guarantee volume, as well as the overall lack of liquidity in the CDS market. Offsetting the benefit attributable to AGC's and AGM's credit spread were declines in fixed income security market prices primarily attributable to widening spreads in certain markets as a result of the continued deterioration in credit markets and some credit rating downgrades. The higher credit spreads in the fixed income security market were primarily due to continuing market concerns over the most recent vintages of Subprime and Alt-A RMBS, and TruPS.

        The total notional amount of credit derivative exposure outstanding as of September 30, 2010 and December 31, 2009 and included in the Company's financial guaranty exposure was $116.0 billion and $122.4 billion, respectively. The increase was due to the AGMH Acquisition.

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

        The following table summarizes the estimated change in fair values on the net balance of the Company's credit derivative positions assuming immediate parallel shifts in credit spreads on AGC and AGM and on the risks that they both assume:

	As of September 30, 2010
Credit Spreads(1)	Estimated Net Fair Value (Pre-Tax)	Estimated Pre-Tax Change in Gain/(Loss)
	(in millions)
100% widening in spreads	$(3,721.2)	$(2,016.1)
50% widening in spreads	(2,722.4)	(1,017.3)
25% widening in spreads	(2,217.6)	(512.5)
10% widening in spreads	(1,913.2)	(208.1)
Base Scenario	(1,705.1)	—
10% narrowing in spreads	(1,562.8)	142.3
25% narrowing in spreads	(1,346.0)	359.1
50% narrowing in spreads	(990.0)	715.1

(1)
Includes the effects of spreads on both the underlying asset classes and the Company's own credit spread.

Valuation of Investments

        As of September 30, 2010 and December 31, 2009, the Company had total investments of $10.7 billion and $10.8 billion, respectively. See Note 9 in "Item 1. Financial Statements".

        Changes in interest rates affect the value of its fixed maturity portfolio. As interest rates fall, the fair value of fixed maturity securities increases and as interest rates rise, the fair value of fixed maturity securities decreases. The Company's portfolio is comprised primarily of high-quality, liquid instruments. The Company continues to receive sufficient information to value its investments and has not had to modify its approach due to current market conditions.

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

        There have been no changes in the Company's internal controls over financial reporting during the Company's quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        Lawsuits arise in the ordinary course of the Company's business. It is the opinion of the Company's management, based upon the information available, that the expected outcome of litigation against the Company, individually or in the aggregate, will not have a material adverse effect on the Company's financial position or liquidity, although an adverse resolution of litigation against the Company could have a material adverse effect on the Company's results of operations in a particular quarter or fiscal year. In addition, in the ordinary course of their respective businesses, certain of the Company's subsidiaries assert claims in legal proceedings against third parties to recover losses paid in prior periods. For example, as described in "Management's Discussion and Analysis—Results of Operations—Loss and LAE (Financial Guaranty Contracts in Insurance Form)—Loss Estimation Process and Assumptions—Recovery Litigation," as of the date of this filing, AGC and AGM have filed complaints against certain sponsors and underwriters of RMBS securities that AGC or AGM had insured, alleging, among other claims, that such persons had breached R&W in the transaction documents, failed to cure or repurchase defective loans and/or violated state securities laws. The amounts, if any, the Company will recover in proceedings to recover losses are uncertain, and recoveries, or failure to obtain recoveries, in any one or more of these proceedings during any quarter or fiscal year could be material to the Company's results of operations in that particular quarter or fiscal year.

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

        AGM and various other financial guarantors were named in three complaints filed in the Superior Court, San Francisco County, California in December 2008 and January 2009 by the following plaintiffs: (a) City of Los Angeles, acting by and through the Department of Water and Power; (b) Sacramento Municipal Utility District; and (c) City of Sacramento. In or about August 2009, plaintiffs in these cases filed amended complaints against AGC and AGM. At the same time, AGC and AGM were named in six other amended complaints and three new complaints by the following plaintiffs: (d) City of Los Angeles; (e) City of Oakland; (f) City of Riverside; (g) City of Stockton; (h) County of Alameda; (i) County of Contra Costa; (j) County of San Mateo; (k) Los Angeles World Airports and (l) City and County of San Francisco. Plaintiffs thereafter dismissed AGC and AGM from the City and County of San Francisco complaint in September 2009.

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

        At a hearing on March 1, 2010, the court on its own motion struck all of the plaintiffs' complaints with leave to amend. The court instructed plaintiffs to file one consolidated complaint. The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys' fees, costs and other expenses. On May 28, 2010, the plaintiffs, together with certain new plaintiffs, filed two consolidated complaints, making allegations similar to those contained in their previous complaints. The newly added plaintiffs are as follows: (m) City of Richmond; (n) Redwood City; (o) East Bay Municipal Utility District; (p) Sacramento Suburban Water District; (q) City of San Jose; (r) County of Tulare; (s) The Regents of the University of California; (t) The Redevelopment Agency of the City of Riverside and (u) The Public Financing Authority of the City of Riverside. On July 7, 2010, plaintiffs' counsel filed another complaint, adding as a new plaintiff (v) The Jewish Community Center of San Francisco, which in addition to asserting the claims discussed above, asserts claims for unfair business practices under California state law, and (w) the San Jose Redevelopment Agency, which asserts claims for antitrust violations under California law. By letter dated July 13, 2010, plaintiffs' counsel proposed amending a similar complaint filed by (x) The Olympic Club to allege claims against AGC and AGM. The three amended complaints were filed on October 13, 2010. On September 17, 2010, AGC, AGM, and other named defendants filed demurrers to plaintiffs' complaints. On October 29, 2010, plaintiff Sacramento Municipal Utility District dismissed with prejudice all pending cases and actions against AGC and AGM. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits.

        In August 2008, a number of financial institutions and other parties, including AGM, were named as defendants in a civil action brought in the circuit court of Jefferson County, Alabama relating to the County's problems meeting its debt obligations on its $3.2 billion sewer debt: Charles E. Wilson vs. JPMorgan Chase & Co et. al. (filed in the Circuit Court of Jefferson County, Alabama), Case No. 01-CV-2008-901907.00, a putative class action. The action was brought on behalf of rate payers, tax payers and citizens residing in Jefferson County, and alleges conspiracy and fraud in connection with the issuance of the County's debt. The complaint in this lawsuit seeks equitable relief, unspecified monetary damages, interest, attorneys' fees and other costs. The Company cannot reasonably estimate the possible loss or range of loss that may arise from this lawsuit.

        In September 2010, AGM, among others, was named as a defendant in an interpleader complaint filed by Wells Fargo Bank, N.A., as trust administrator, in the United States District Court, Southern District of New York. The interpleader complaint relates to an RMBS transaction in which AGM had insured certain classes of certificates. Certain holders of uninsured certificates have disputed payments made by the trust administrator to reimburse AGM for claims it had paid under its financial guaranty policy. The trust administrator seeks adjudication of the priority of AGM's reimbursements. If the decision is adverse to AGM, total unreimbursed claims is uncertain but could be as much as approximately $110 million over the life of the transaction. The Company intends to defend this action and to pursue its rights under the transaction documents vigorously.

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

  Governmental Investigations into Former Financial Products Business

        AGMH and/or AGM have received subpoenas duces tecum and interrogatories or civil investigative demands from the Attorney General of the States of Connecticut, Florida, Illinois, Massachusetts, Missouri, New York, Texas and West Virginia relating to their investigations of alleged bid rigging of municipal GICs. AGMH is responding to such requests. AGMH may receive additional inquiries from these or other regulators and expects to provide additional information to such regulators regarding their inquiries in the future. In addition,

  •
  AGMH received a subpoena from the Antitrust Division of the Department of Justice in November 2006 issued in connection with an ongoing criminal investigation of bid rigging of awards of municipal GICs and other municipal derivatives;

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

        Four of the cases named AGMH (but not AGM) and also alleged that the defendants violated California state antitrust law and common law by engaging in illegal bid-rigging and market allocation,

thereby depriving the cities or municipalities of competition in the awarding of GICs and ultimately resulting in the cities paying higher fees for these products: (f) City of Oakland, California v. AIG Financial Products Corp.; (g) County of Alameda, California v. AIG Financial Products Corp.; (h) City of Fresno, California v. AIG Financial Products Corp.; and (i) Fresno County Financing Authority v. AIG Financial Products Corp. When the four plaintiffs filed a consolidated complaint in September 2009, the plaintiffs did not name AGMH as a defendant. However, the complaint does describe some of AGMH's and AGM's activities. The consolidated complaint generally seeks unspecified monetary damages, interest, attorneys' fees and other costs. In April 2010, the MDL 1950 court granted in part and denied in part the named defendants' motions to dismiss this consolidated complaint.

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

        The MDL 1950 court denied AGM and AGUS's motions to dismiss these eleven complaints in April 2010. Amended complaints were filed in May 2010. On October 29, 2010, AGM and AGUS were voluntarily dismissed with prejudice from the Sacramento Municipal Utility District only. The complaints in these lawsuits generally seek or sought unspecified monetary damages, interest, attorneys' fees, costs and other expenses. The Company cannot reasonably estimate the possible loss or range of loss that may arise from the remaining lawsuits.

        In May 2010, AGM and AGUS, among other defendants, were named in five additional non-class action cases filed in federal court in California: (a) City of Richmond, California v. Bank of America, N.A(filed on May 18, 2010, N.D. California); (b) City of Redwood City, California v. Bank of America, N.A.(filed on May 18, 2010, N.D. California); (c) Redevelopment Agency of the City and County of San Francisco, California v. Bank of America, N.A.(filed on May 21, 2010, N.D. California); (d) East Bay Municipal Utility District, California v. Bank of America, N.A.(filed on May18, 2010, N.D. California); and (e) City of San Jose and the San Jose Redevelopment Agency, California v. Bank of America, N.A.(filed on May 18, 2010, N.D. California). These cases have also been transferred to the S.D.N.Y. and consolidated with MDL 1950 for pretrial proceedings. In September 2010, AGM and AGUS, among other defendants, were named in a sixth additional non-class action filed in the federal court in New York, but which alleges violation of New York's Donnelly Act in addition to federal antitrust law: Active Retirement Community, Inc. d/b/a Jefferson's Ferry v. Bank of America, N.A. (filed on September 21, 2010, E.D. New York). This case has been conditionally transferred to the S.D.N.Y. for consolidation with MDL 1950 for pretrial proceedings. The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys' fees, costs and other expenses. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits.

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

Item 1A.    Risk Factors

        The following information, which could materially affect the Company's business, financial condition or future results, contains material updates and/or additions to the risk factors set forth in Part I, "Item 1A. Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2009 and in Part II, "Item 1A. Risk Factors" of the Company's Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2010 and June 30, 2010 should be considered carefully and read in conjunction with the information set forth in such Annual Report on Form 10-K and Quarterly Reports on Form 10-Q and in the Company's other filings with the SEC. The risks and uncertainties described below are not the only ones the Company faces. Additional risks not presently known to the Company or that it currently deems immaterial may also impair its business or results of operations. Any of the risks described below could result in a significant or material adverse effect on the Company's results of operations or financial condition.

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

        During 2008 and 2009, each of S&P, Moody's and Fitch reviewed and, in some cases, downgraded the financial strength ratings of AGL's insurance and reinsurance subsidiaries, including AGC, AGM and AG Re. In addition, the rating agencies changed the ratings outlook for certain of the Company's subsidiaries to "negative" from "stable." The rating agencies' actions on the Company's ratings in 2009 and 2010 are summarized below.

        On October 25, 2010, S&P lowered the counterparty credit and financial strength ratings on AGC, AGM and their respective insurance subsidiaries from AAA (outlook negative) to AA+ (outlook stable). S&P stated in its Research Update that its action is based on a number of factors, including its belief that there is diminished demand for bond insurance from issuers and investors which, over time, could be detrimental to the Company's business prospects and its belief that the Company could continue in the near term to report weak statutory operating results, which could limit statutory surplus growth. S&P also perceives the Company's current capitalization as being consistent with a AA+ rating. As part of its capital adequacy analysis, S&P considered the Company's unrealized receivable attributable to R&W recoverables on insured RMBS transactions. In changing the outlook of AGC, AGM and their respective insurance subsidiaries from negative to stable, S&P noted in its Research Update the Company's strong capitalization, largely investment-grade book of insured par and strong business position. According to S&P, an S&P rating outlook assesses the potential direction of a long-term credit rating over the intermediate term (typically six months to two years) and stable means that a rating is not likely to change during that period. S&P noted in its Research Update that if the Company were to report meaningful statutory losses, it would lower the ratings or revise the outlook to negative. In its rating action, S&P affirmed the counterparty credit rating of A+ (outlook stable) on AGL and did not take any rating action on any of the other subsidiaries of AGL. Management cannot assure you that S&P will not take negative action on the Company's ratings.

        On December 18, 2009, Moody's concluded the financial strength ratings review of AGC and AG Re that it had initiated on November 12, 2009 (when it downgraded the insurance financial strength ratings of AGC and AGUK from Aa2 to Aa3 and of AG Re, AGRO and AGMIC from Aa3 to A1, and placed all such ratings on review for possible downgrade) by confirming the Aa3 insurance financial strength rating of AGC and AGUK, and the A1 insurance financial strength rating of AG Re, AGRO and AGMIC. At the same time, Moody's affirmed the Aa3 insurance financial strength rating of AGM. Moody's stated that it believed the Company's capital support transactions, including AGL's issuance of common shares in December 2009 that resulted in net proceeds of $573.8 million, $500.0 million of which was downstreamed to AGC, increased AGC's capital to a level consistent with Moody's expectations for a Aa3 rating, while leaving its affiliates with capital structures that Moody's believes are appropriate for their own ratings. However, Moody's ratings outlook for each such rating is negative because Moody's believes there is meaningful remaining uncertainty about the Company's ultimate credit losses and the demand for the Company's financial guaranty insurance and its competitive position once the municipal finance market normalizes. Management cannot assure you that Moody's will not take negative action on the Company's ratings.

        On October 12, 2009, Fitch downgraded the debt and insurer financial strength ratings of several of the Company's subsidiaries. Until February 24, 2010, when Fitch, at the request of the Company, withdrew the insurer financial strength and debt ratings of all of the Company's rated subsidiaries at their then current levels, Fitch's insurer financial strength ratings for AGC, AGUK, AG Re, AGRO and AGMIC were AA-, and for AGM, AGMIC, FSA International and AGE AA. All of such ratings had been assigned a negative outlook.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer's Purchases of Equity Securities

        The following table reflects purchases of AGL common shares made by the Company during the Third Quarter 2010:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
July 1 - July 31	—	$—	—	—
August 1 - August 31	136	$17.64	—	2,000,000
September 1 - September 30	—	$—	—	2,000,000

Total	136	$—	—

(1)
Includes shares repurchased from employees in connection with the payment of withholding taxes due in connection with the vesting of restricted stock awards.

        For the restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the statutory withholding requirements that the Company pays on behalf of its employees. These withheld shares are not included in the common shares repurchase table above. During the Third Quarter 2010 the Company withheld an immaterial amount to satisfy employee tax obligations.

Item 6.    Exhibits.

        See Exhibit Index for a list of exhibits filed with this report.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURED GUARANTY LTD. (Registrant)
Dated: November 9, 2010	By:	/s/ ROBERT B. MILLS Robert B. Mills Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)
Dated: November 9, 2010	By:	/s/ ROBERT A. BAILENSON Robert A. Bailenson Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002*
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002*
101.1
The following financial information from Assured Guaranty Ltd.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2010 and December 31, 2009; (ii) Consolidated Statements of Operations for the three and Nine Months ended September 30, 2010 and 2009; (iii) Consolidated Statements of Comprehensive Income for the three and Nine Months ended September 30, 2010 and 2009 (iv) Consolidated Statement of Shareholders' Equity for the Nine Months ended September 30, 2010; (v) Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2010 and 2009; and (vi) Notes to Consolidated Financial Statements.

*
Furnished herewith.