Form 10-K
period 2010-12-31
ASSURED GUARANTY LTD
filed 2011-03-01
CIK 1273813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

None

(Former name, former address and former fiscal year, if changed since last report)

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, $0.01 per share	New York Stock Exchange, Inc.

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

          The aggregate market value of Common Shares held by non-affiliates of the Registrant as of the close of business on June 30, 2010 was $2,207,050,548 (based upon the closing price of the Registrant's shares on the New York Stock Exchange on that date, which was $13.27). For purposes of this information, the outstanding Common Shares which were owned by all directors and executive officers of the Registrant were deemed to be the only shares of Common Stock held by affiliates.

          As of February 23, 2011, 183,982,391 Common Shares, par value $0.01 per share, were outstanding (excludes 50,491 unvested restricted shares).

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

        Any or all of Assured Guaranty's forward-looking statements herein are based on current expectations and the current economic environment and may turn out to be wrong. Assured Guaranty's actual results may vary materially. Among factors that could cause actual results to differ materially are:

  •
  rating agency action, including a ratings downgrade or change in outlook at any time of AGL or any of its subsidiaries and/or of transactions that AGL's subsidiaries have insured, both of which have occurred in the past, or a change in rating criteria;

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

  •
  deterioration in the financial condition of our reinsurers, the amount and timing of reinsurance recoverables actually received and the risk that reinsurers may dispute amounts owed to us under our reinsurance agreements;

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

CONVENTION

        Unless otherwise noted, ratings on Assured Guaranty's insured portfolio reflect its internal rating. Although Assured Guaranty's rating scale is similar to that used by the nationally recognized statistical rating organizations, the ratings may not be the same as ratings assigned by any such rating agency. The super senior category, which is not generally used by rating agencies, is used by Assured Guaranty in instances where its AAA-rated exposure has additional credit enhancement due to either (1) the existence of another security rated AAA that is subordinated to Assured Guaranty's exposure or (2) Assured Guaranty's exposure benefitting from a different form of credit enhancement that would pay any claims first in the event that any of the exposures incurs a loss, and such credit enhancement, in management's opinion, causes Assured Guaranty's attachment point to be materially above the AAA attachment point.

PART I

ITEM 1.    BUSINESS

Overview

        Assured Guaranty Ltd. ("AGL" and, together with its subsidiaries, "Assured Guaranty" or the "Company") is a Bermuda-based holding company incorporated in 2003 that provides, through its subsidiaries, credit protection products to the United States ("U.S.") and international public finance, infrastructure and structured finance markets. The Company has applied its credit underwriting judgment, risk management skills and capital markets experience to develop insurance, reinsurance and credit derivative products that protect holders of debt instruments and other monetary obligations from defaults in scheduled payments, including scheduled interest and principal payments. The securities insured by the Company include taxable and tax-exempt obligations issued by U.S. state or municipal governmental authorities, utility districts or facilities; notes or bonds issued to finance international infrastructure projects; and asset-backed securities issued by special purpose entities. The Company markets its credit protection products directly to issuers and underwriters of public finance, infrastructure and structured finance securities as well as to investors in such debt obligations. The Company guarantees debt obligations issued in many countries, although its principal focus is on the U.S., Europe and Australia.

        On July 1, 2009, the Company acquired Financial Security Assurance Holdings Ltd. (renamed Assured Guaranty Municipal Holdings Inc., "AGMH"), and AGMH's subsidiaries, from Dexia Holdings, Inc. ("Dexia Holdings"). AGMH's principal insurance subsidiary is Financial Security Assurance Inc. (renamed Assured Guaranty Municipal Corp., "AGM"). The acquisition is referred to as the AGMH Acquisition.

        The AGMH Acquisition did not include the acquisition of AGMH's former financial products business, which was comprised of its guaranteed investment contracts business, its medium term notes business and the equity payment agreements associated with AGMH's leveraged lease business (collectively, the "Financial Products Business"). The AGMH subsidiaries that conducted AGMH's former Financial Products Business were transferred to Dexia Holdings prior to completion of the AGMH Acquisition. In addition, as further described under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity Arrangements with respect to AGMH's former Financial Products Business," the Company has entered into various agreements with Dexia SA (the parent of Dexia Holdings) and certain of its subsidiaries (collectively, "Dexia"), in order to transfer to such Dexia entities the credit and liquidity risks associated with AGMH's former Financial Products Business.

        Since the AGMH Acquisition, the Company has conducted its financial guaranty business on a direct basis from two companies: AGM and Assured Guaranty Corp. ("AGC"). AGM focuses exclusively on the U.S. public finance and global infrastructure business and does not underwrite any new structured finance business. AGC underwrites global structured finance obligations as well as U.S. public finance and global infrastructure obligations. Neither company currently underwrites any new U.S. residential mortgage backed securities transactions. In addition to AGM and AGC, AGL's principal operating subsidiaries include Assured Guaranty Re Ltd. ("AG Re"):

  •
  AGM, an insurance company located and domiciled in New York, was organized in 1984 and commenced operations in 1985. Since mid-2008, it only provides insurance and reinsurance that protects against principal and interest payment defaults on debt obligations in the U.S. public finance and global infrastructure market. Previously, AGM also offered insurance and reinsurance in the global structured finance market.

    AGM owns 100% of Assured Guaranty Municipal Insurance Company (formerly FSA Insurance Company), an insurance company that has re-domesticated to New York that primarily provides reinsurance to AGM. AGM and Assured Guaranty Municipal Insurance Company together own Assured Guaranty (Bermuda) Ltd. (formerly Financial Security Assurance International Ltd.), a Bermuda insurance company that provides reinsurance to AGM and insurance for transactions outside the U.S. and European markets.

    Assured Guaranty Municipal Insurance Company in turn owns 100% of Assured Guaranty (Europe) Ltd. (formerly Financial Security Assurance (U.K.) Limited, "AGE"), a United Kingdom ("U.K.") incorporated company licensed as a U.K. insurance company and authorized to operate in various countries throughout the European Economic Area. AGE provides financial guaranty insurance in both the international public finance and structured finance markets and is the primary entity from which the Company writes business in the European Economic Area ("EEA").

  •
  AGC, an insurance company located in New York and domiciled in Maryland, was organized in 1985 and commenced operations in January 1988. It provides insurance and reinsurance that protects against principal and interest payment defaults on debt obligations in either financial guaranty or credit derivative contract form in the U.S. public finance and the global infrastructure and structured finance markets. AGC owns 100% of Assured Guaranty (U.K.) Ltd. ("AGUK"), a company incorporated in the U.K. as a U.K. insurance company. AGUK's board of directors has determined that it is not necessary to maintain both AGUK and AGE to write new business and, accordingly, the Company has elected to place AGUK into run-off and has filed a run-off plan with the U.K. Financial Services Authority.

  •
  AG Re is incorporated under the laws of Bermuda and is licensed as a Class 3B insurer and a Long-Term Insurer under the Insurance Act 1978 and related regulations of Bermuda. In December 2010, AG Re applied to the Bermuda Monetary Authority to cancel its long-term insurance license. AG Re owns Assured Guaranty Overseas U.S. Holdings Inc., a Delaware corporation, which owns the entire share capital of a Bermuda Class 3A insurer, Assured Guaranty Re Overseas Ltd. ("AGRO"). AG Re underwrites financial guaranty reinsurance and AGRO underwrites financial guaranty and residential mortgage reinsurance. AG Re and AGRO write business as reinsurers of third-party primary insurers and as reinsurers/retrocessionaires of certain affiliated companies. AGRO, in turn, owns Assured Guaranty Mortgage Insurance Company, a New York corporation that is authorized to provide mortgage guaranty insurance.

        Debt obligations guaranteed by the Company's insurance subsidiaries are generally awarded debt or short-term credit ratings that are the same rating as the financial strength rating of the Assured Guaranty subsidiary that has guaranteed that obligation. Investors in products insured by AGM or AGC frequently rely on rating agency ratings. Therefore, low financial strength ratings or uncertainty over AGM's or AGC's abilities to maintain their financial strength ratings would have a negative impact on the demand for their insurance product. As of February 28, 2011, AGM and AGC and their respective insurance company subsidiaries had financial strength ratings of Aa3 (Negative Outlook) by Moody's Investors Service, Inc. ("Moody's") and AA+ (Stable) by Standard and Poor's Rating Services ("S&P"). The ratings from S&P reflect a downgrade on October 25, 2010 of the counterparty credit and financial strength ratings of these companies from AAA (Negative Outlook).

        On January 24, 2011, S&P released a publication entitled "Request for Comment: Bond Insurance Criteria," in which it requested comments on proposed changes to its bond insurance ratings criteria. In the Request for Comment, S&P noted that it could lower its financial strength ratings on existing investment-grade bond insurers (which include the Company's insurance subsidiaries) by one or more rating categories if the proposed bond insurance ratings criteria are adopted, unless those bond insurers raise additional capital or reduce risk. The proposed ratings criteria contemplate the imposition of a leverage test which is based solely on the amount of par insured and which does not take into account the bond insurer's unearned premium reserve as a claims-paying resource; changes to S&P's capital adequacy model, including significant increases in capital charges for both U.S. public finance obligations and structured finance obligations; and reductions in the single risk limits for U.S. public finance obligations. This new action by S&P has exacerbated uncertainty in the market over the Company's financial strength ratings. Although the Company will be submitting a comment letter to S&P discussing the modifications that it believes would be necessary to establish a supportable framework for determining the ratings of financial guaranty companies, if S&P were not to accept any of our comments and adopts the ratings criteria as proposed, the new criteria could have an adverse impact on the financial strength rating of the Company's insurance subsidiaries. For example, if the bond insurance ratings criteria are adopted as proposed, but where, for purposes of the proposed leverage test, S&P makes the technical adjustment of considering the non-U.S. public finance obligations the Company insures to be within the same risk category as the U.S. public finance obligations it insures, rather than within the structured finance risk category, the Company estimates that up to approximately $1.8 billion of additional statutory capital could be required in order to maintain a financial strength rating at the AA level. If the adjustment for non-U.S. public finance obligations is not made, the Company estimates that the amount of additional statutory capital necessary to maintain a financial strength rating at the AA level would be increased by approximately $500 million. It is uncertain whether the Company would seek to, or be able to, obtain the additional capital or reduce the risk necessary to maintain its financial strength ratings at the AA level. The effect of this change in criteria, if adopted, and of the potential downgrade of the Company's financial strength ratings on the Company's financial condition and prospects is uncertain at this time. A substantial downgrade of the financial strength rating of the Company's insurance and reinsurance subsidiaries would adversely affect its business and prospects and, consequently, its results of operations and financial condition. See "Importance of Financial Strength Ratings" below and "Item 1A. Risk Factors—Risks Related to the Company's Financial Strength and Financial Enhancement Ratings".

        Since 2008, the Company has been the most active provider of financial guaranty credit protection products. The Company's acquisition of AGMH in 2009, its ability to achieve and maintain investment-grade financial strength ratings, and the significant financial distress faced by many of the Company's former competitors since 2007, which has impaired their ability to underwrite new business, have contributed to the Company's position in the market. However, during 2010, the Company faced challenges in maintaining its market penetration. These challenges were primarily due to:

  •
  The rating agencies recalibrating or upgrading the ratings of municipal bonds. The change in the rating scales applied to U.S. public finance issuances and issuers, combined with the downgrade of AGC's financial strength rating by Moody's in November 2009, decreased the percentage of the market that had underlying Moody's investment grade ratings lower than the Company's financial strength ratings—a key metric for evaluating the potential market for financial guaranty insurance.

  •
  The federal government's Build America Bonds ("BABs") program, which provided direct interest rate expense subsidies to municipal issuers from April 2009 to December 2010, also reduced the amount of bonds insurable by the Company. As a result of the BABs program, municipal issuers were able to sell bonds to taxable bond investors, who have not traditionally relied upon bond insurance, at a lower all-in interest cost than they would have paid in the tax-exempt market. New issuance in the tax-exempt municipal market declined from 2010 to 2009 by 14.8%, and from 2010 to 2008 by 19.3%. Approximately $117.3 billion and $64.2 billion of new issue municipal bonds were sold under the BABs program in 2010 and 2009, respectively, but only $4.7 billion and $1.7 billion, respectively, were insured by Assured Guaranty. The structure of the BABs program financially discouraged BABs issuers from using bond insurance because the interest rate subsidy was based upon interest expense, which did not include any premiums the issuer paid for bond insurance. While the BABs program expired on December 31, 2010, the budget proposed by President Barack Obama in February 2011 for congressional approval includes a proposal to reinstate this program.

  •
  Uncertainty over the Company's financial strength ratings. Since December 2009, the financial strength ratings of AGM and AGC from Moody's have been on negative outlook. Similarly, the financial strength ratings of AGM and AGC from S&P were on negative outlook throughout 2010 until they were downgraded to AA+ (stable) in October 2010.

  •
  Uncertainty over the value of financial guaranty insurance. The losses suffered by the other insurers that had previously been active in the financial guaranty industry resulted in those companies being downgraded by the rating agencies and/or subject to intervention by their state insurance regulators. In a number of cases, the financial guaranty insurers were perceived not to be actively conducting surveillance on transactions or exercising rights and remedies to mitigate losses.

        The Company believes that issuers and investors in securities will continue to need financial guaranty insurance because U.S. municipalities have budgetary requirements that are best met through financings in the fixed income capital markets. In particular, smaller municipal issuers will need guaranties in order to access the capital markets with new debt offerings at a lower all-in interest rate than on an unguaranteed basis. In addition, the Company expects long-term debt financings for infrastructure projects will grow throughout the world due to the economic development in emerging countries as well as the financing needs associated with privatization initiatives or refinancing of other infrastructures in developed countries. Over the long term, if AGM and AGC are able to maintain financial strength ratings at the double-A level or higher, the Company expects to be able to originate a diversified portfolio of insured obligations with a broad global geographic distribution that is supported by a wide variety of revenue sources and transaction structures.

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

        The Company primarily conducts its business through subsidiaries located in the U.S., Europe and Bermuda. The Company generally insures obligations that are issued in the U.S. and Europe, although it has also guaranteed securities issued in South America, Australia and other global markets.

        See Note 19 in "Item 8. Financial Statements and Supplementary Data" for further information about the Company's operating segments.

Financial Guaranty Direct

        Financial guaranty direct insurance provides an unconditional and irrevocable guaranty that protects the holder of a debt instrument or other monetary obligation against non-payment of scheduled principal and interest payments when due. Upon an obligor's default on scheduled principal or interest payments due on the debt obligation, the Company is required under the financial guaranty or credit derivative contract to pay the investor or swap counterparty the principal or interest shortfall due.

        Financial guaranty insurance may be issued to all of the investors of the guaranteed series or tranche of a municipal bond or structured finance security at the time of issuance of those obligations or it may be issued in the secondary market to only specific individual holders of such obligations who purchase the Company's credit protection.

        Both issuers of and investors in financial instruments may benefit from financial guaranty insurance. Issuers benefit when they purchase financial guaranty insurance for their new issue debt transaction because the insurance may have the effect of lowering an issuer's interest cost over the life of the issued debt transaction to the extent that the insurance premium charged by the Company is less than the net present value of the difference between the yield on the obligation insured by Assured Guaranty (which carries the credit rating of the specific subsidiary that guarantees the debt obligation) and the yield on the debt obligation if sold on the basis of its uninsured credit rating. The principal benefit to investors is that the Company's guaranty provides certainty that scheduled payments will be received when due. The guaranty may also improve the marketability of obligations issued by infrequent or unknown issuers, as well as obligations with complex structures or backed by asset classes new to the market. This benefit, which we call a "liquidity benefit," results from the increase in secondary market trading values for Assured Guaranty-insured obligations as compared to uninsured obligations by the same issuer. In general, the liquidity benefit of financial guaranties is that investors are able to sell insured bonds more quickly and, depending on the financial strength rating of the insurer, at a higher secondary market price than for uninsured debt obligations.

        As an alternative to traditional financial guaranty insurance, the Company has also provided credit protection relating to a particular security or obligor through a credit derivative contract, such as a credit default swap ("CDS"). Under the terms of a CDS, the seller of credit protection agrees to make a specified payment to the buyer of credit protection if one or more specified credit events occurs with respect to a reference obligation or entity. In general, the credit events specified in the Company's CDSs are for interest and principal defaults on the reference obligation. One difference between CDSs and traditional primary financial guaranty insurance is that credit default protection is typically provided to a particular buyer rather than to all holders of the reference obligation. As a result, the Company's rights and remedies under a CDS may be different and more limited than on a financial guaranty of an entire issuance. Credit derivatives may be preferred by some investors, however, because they generally offer the investor ease of execution and standardized terms as well as more favorable accounting or capital treatment. The Company has not provided credit protection through a CDS since early 2009, other than in connection with loss mitigation and other remediation efforts relating to its existing book of business.

Financial Guaranty Reinsurance

        Under a reinsurance agreement, the reinsurer receives a premium and, in exchange, agrees to indemnify the primary insurer, called the ceding company, for part or all of the liability of the ceding company under one or more financial guaranty insurance policies that the ceding company has issued. The reinsurer generally agrees to pay the ceding company a ceding commission on the ceded premium as compensation for the reinsurance agreement. The reinsurer may itself purchase reinsurance protection ("retrocessions") from other reinsurers, thereby reducing its own exposure. Reinsurance agreements take two major forms: "treaty" and "facultative." Treaty reinsurance requires the reinsured to cede, and the reinsurer to assume, specific classes of risk underwritten by the ceding company generally over the course of one year. Facultative reinsurance is the reinsurance of part of one or more specified policies, and is subject to separate negotiation for each cession. The Company believes that the opportunities currently available to it in the reinsurance market consist primarily of potentially assuming portfolios of transactions from inactive primary insurers and recapturing portfolios that it has previously ceded to third party reinsurers.

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

        Non-U.S. Public Finance Obligations    The Company insures and reinsures a number of different types of non-U.S. public finance obligations, which consist of both infrastructure projects and other projects essential for municipal function such as regulated utilities. Credit support for the exposures written by the Company may come from a variety of sources, including some combination of subordinated tranches, excess spread, over-collateralization or cash reserves. Additional support also may be provided by transaction provisions intended to benefit noteholders or credit enhancers. The types of non-U.S. public finance securities the Company insures and reinsures include the following:

          Infrastructure Finance Obligations are obligations issued by a variety of entities engaged in the financing of international infrastructure projects, such as roads, airports, ports, social infrastructure, and other physical assets delivering essential services supported either by long-term concession arrangements with a public sector entity or a regulatory regime. The majority of the Company's international infrastructure business is conducted in the U.K.

          Regulated Utilities Obligations are issued by government-regulated providers of essential services and commodities, including electric, water and gas utilities. The majority of the Company's international regulated utility business is conducted in the U.K.

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

          Residential Mortgage-Backed Securities ("RMBS") and Home Equity Securities are obligations backed by closed-end first mortgage loans and closed- and open-end second mortgage loans or home equity loans on one-to-four family residential properties, including condominiums and cooperative apartments. First mortgage loan products in these transactions include fixed rate, adjustable rate and option adjustable-rate mortgages. The credit quality of borrowers covers a broad range, including "prime", "subprime" and "Alt-A". A prime borrower is generally defined as one with strong risk characteristics as measured by factors such as payment history, credit score, and debt-to-income ratio. A subprime borrower is a borrower with higher risk characteristics, usually as determined by credit score and/or credit history. An Alt-A borrower is generally defined as a prime quality borrower that lacks certain ancillary characteristics, such as fully documented income. The Company has not insured a RMBS transaction since January 2008 and does not anticipate doing so again until the risks associated with underwriting these transactions, including the regulatory and legal environment, improve.

          Financial Products is the guaranteed investment contracts ("GICs") portion of the former Financial Products Business of AGMH. AGM has issued financial guaranty insurance policies on the GICs and in respect of the GIC business that cannot be revoked or cancelled. Assured Guaranty is indemnified against exposure to the former Financial Products Business by Dexia. In addition, the French and Belgian governments have issued guaranties in respect of the GIC portion of the Financial Products Business. The Financial Products Business is currently being run off and, as of December 31, 2010, the accreted value of the liabilities of the GIC issuers was $6.72 billion, compared to $10.17 billion as of December 31, 2009.

          Structured Credit Securities include program-wide credit enhancement for commercial paper conduits in the U.S., and securities issued in whole business securitizations and intellectual property securitizations. Program-wide credit enhancement generally involves insuring against the default of asset-backed securities in a bank-sponsored commercial paper conduit. Securities issued in whole business and intellectual property securitizations are backed by revenue-producing assets sold to a limited-purpose company by an operating company, including franchise agreements, lease agreements, intellectual property and real property.

          Consumer Receivables Securities are obligations backed by non-mortgage consumer receivables, such as automobile loans and leases, credit card receivables and other consumer receivables.

          Commercial Mortgage-Backed Securities are obligations backed by pools of commercial mortgages on office, multi-family, retail, hotel, industrial and other specialized or mixed-use properties.

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

          Other Structured Finance Securities are obligations backed by assets not generally described in any of the other described categories. One such type of asset is a tax benefit to be realized by an investor in one of the Federal or state programs that permit such investor to receive a credit against taxes (such as Federal corporate income tax or state insurance premium tax) for making qualified investments in specified enterprises, typically located in designated low-income areas.

Credit Policy and Underwriting Procedure

Credit Policy

        The Company establishes exposure limits and underwriting criteria for sectors, countries, single risks and, in the case of structured finance obligations, servicers. Single risk limits are established in relation to the Company's capital base and are based on the Company's assessment of potential frequency and severity of loss as well as other factors, such as historical and stressed collateral performance. Sector limits are based on the Company's assessment of intra-sector correlation, as well as other factors. Country limits are based on long term foreign currency ratings, history of political stability, size and stability of the economy and other factors.

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

        Structured finance obligations generally present three distinct forms of risk: (1) asset risk, pertaining to the amount and quality of assets underlying an issue; (2) structural risk, pertaining to the extent to which an issue's legal structure provides protection from loss; and (3) execution risk, which is the risk that poor performance by a servicer contributes to a decline in the cash flow available to the transaction. Each risk is addressed in turn through the Company's underwriting process. Generally, the amount and quality of asset coverage required with respect to a structured finance exposure is dependent upon the historic performance of the subject asset class, or those assets actually underlying the risk proposed to be insured or assumed through reinsurance. Future performance expectations are developed from this history, taking into account economic, social and political factors affecting that asset class as well as, to the extent feasible, the subject assets themselves. Conclusions are then drawn about the amount of over-collateralization or other credit enhancement necessary in a particular transaction in order to protect investors (and therefore the insurer or reinsurer) against poor asset performance. In addition, structured securities usually are designed to protect investors (and therefore the guarantor) from the bankruptcy or insolvency of the entity which originated the underlying assets, as well as the bankruptcy or insolvency of the servicer of those assets.

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

        In the public finance portion of the Company's financial guaranty direct segment, underwriters generally analyze the issuer's historical financial statements and, where warranted, develop stress case projections to test the issuers' ability to make timely debt service payments under stressful economic conditions. In the structured finance portion of the Company's financial guaranty direct segment, underwriters generally use computer-based financial models in order to evaluate the ability of the transaction to generate adequate cash flow to service the debt under a variety of scenarios. The models include economically-stressed scenarios that the underwriters use for their assessment of the potential credit risk inherent in a particular transaction. For financial guaranty reinsurance transactions, stress model results may be provided by the primary insurer. Stress models may also be developed internally by the Company's underwriters and reflect both empirical research as well as information gathered from third parties, such as rating agencies, investment banks or servicers. The Company may also perform a due diligence review when the underwriters believe that such a review is necessary to assess properly a particular transaction. A due diligence review may include, among other things, a site visit to the project or facility, meetings with issuer management, review of underwriting and operational procedures, file reviews, and review of financial procedures and computer systems. The Company may also engage advisors such as consultants and external counsel to assist in analyzing a transaction's financial or legal risks.

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

Risk Management Procedures

Organizational Structure

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

  •
  Reserve Committee—Oversight of reserving risk is vested in the U.S. Reserve Committee, the AG Re Reserve Committee and the U.K. Reserve Committee. The committees review the reserve methodology and assumptions for each major asset class or significant below investment grade ("BIG") transaction, as well as the loss projection scenarios used and the probability weights assigned to those scenarios. The U.S. Reserve Committee establishes reserves for AGC and AGM, taking into consideration the supporting information provided by Surveillance personnel. It is composed of the President and Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, General Counsel, Chief Accounting Officer, Chief Surveillance Officer and Chief Actuary of AGC and AGM. The AG Re Reserve Committee is composed of the President, Chief Credit Officer and Financial Controller of AG Re. The AG Re Reserve Committee reviews its reserving methodology with the AG Re board of directors. The U.K. Reserve Committee is composed of the Chief Executive Officer, Chief Financial Officer and head surveillance officer of the Company's U.K. subsidiaries. It reviews its reserving methodology with the boards of directors of the Company's U.K. subsidiaries.

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

        The Company's workout personnel are responsible for managing workout and loss mitigation situations. They work together with the Company's surveillance personnel to develop and implement strategies on transactions that are experiencing loss or may be likely to experience loss. They develop strategies designed to enhance the ability of the Company to enforce its contractual rights and remedies (including its rights to require that sellers or originators repurchase loans from residential mortgage-backed securities transactions if the seller or originator has breached its representations and warranties regarding the loans) and mitigate its losses. The Company's workout personnel also engage in negotiation discussions with transaction participants and, when necessary, manage (along with legal personnel) the Company's litigation proceedings. They may also make open market purchases of securities that the Company has insured and work with servicers of residential mortgage-backed securities transactions to enhance their performance. Since the onset of the financial crisis, the Company has shifted personnel to loss mitigation and workout activities and hired new personnel to augment its efforts in this area.

Financial Guaranty Direct Business

        The Company monitors the performance of each risk in its portfolio as well as tracks risk aggregations. The review cycle and scope vary based upon transaction type and credit quality. In general, the review process includes the collection and analysis of information from various sources, including trustee and servicer reports, financial statements and reports, general industry or sector news and analyses, and rating agency reports. For public finance risks, the surveillance process includes monitoring general economic trends, developments with respect to state and municipal finances, and the financial situation of the issuers. For structured finance transactions, the surveillance process can include monitoring transaction performance data and cash flows, compliance with transaction terms and conditions, and evaluation of servicer or collateral manager performance and financial condition. Additionally, the Company uses various quantitative tools and models to assess transaction performance and identify situations where there may have been a change in credit quality. For all transactions, surveillance activities may include discussions with or site visits to issuers, servicers or other parties to a transaction.

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

Ceded Reinsurance

        As part of its risk management strategy, the Company has sought in the past to obtain third party reinsurance or retrocessions and may also periodically enter into other arrangements to reduce its exposure to risk concentrations, such as for single risk limits, portfolio credit rating or exposure limits, geographic limits or other factors. At December 31, 2010, the Company had ceded approximately 9.4% of its principal amount outstanding to third party reinsurers.

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

Importance of Financial Strength Ratings

        Debt obligations guaranteed by AGL's insurance company subsidiaries are generally awarded debt credit ratings that are the same rating as the financial strength rating of the AGL subsidiary that has guaranteed that obligation. Investors in products insured by AGC or AGM frequently rely on rating agency ratings because ratings influence the trading value of securities and form the basis for many institutions' investment guidelines as well as individuals' bond purchase decisions. Low financial strength ratings or uncertainty over the Company's ability to maintain its financial strength ratings would have a negative impact on issuers' and investors' perceptions of the value of the Company's insurance product. Therefore, the Company manages its business with the goal of achieving high financial strength ratings, preferably the highest that an agency will assign. However, the models used by rating agencies differ, presenting conflicting goals that may make it inefficient or impractical to reach the highest rating level. The models are not fully transparent, contain subjective data (such as assumptions about future market demand for the Company's products) and change frequently.

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

        A substantial downgrade of the financial strength ratings of the Company's insurance and reinsurance subsidiaries would adversely affect its business and prospects and, consequently, its results of operations and financial condition. The Company believes that if the financial strength ratings of AGM and/or AGC were downgraded from their current levels, such downgrade could result in downward pressure on the premium it is able to charge for its insurance; however, the Company expects that so long as AGM and AGC are able to maintain financial strength ratings in the double-A category or higher, they are likely to be able to continue writing financial guaranty business with a credit quality similar to that historically written. The Company believes that if the financial strength ratings of AGM and/or AGC were downgraded to the single-A level or below, it could be difficult for the Company to originate the same volume of new business with comparable credit characteristics. See "Item 1A. Risk Factors—Risks Related to the Company's Financial Strength and Financial Enhancement Ratings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Strength Ratings" for more information about the Company's ratings.

Investments

        The Company's principal objectives in managing its investment portfolio are to preserve the highest possible ratings for each operating company; maintain sufficient liquidity to cover unexpected stress in the insurance portfolio; and maximize total after-tax net investment income.

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

        One component of the Company's risk management strategy is the purchase of obligations that are either insured by the Company or part of the same issuance as obligations insured by the Company. Such purchases enable the Company to exercise rights available to holders of the obligations or to mitigate its losses. As of December 31, 2010, the Company holds securities purchased for loss mitigation purposes with a gross par outstanding of $528.1 million in its investment accounts.

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

        As of April 1, 2009, a new accounting standard was issued requiring any credit-related impairment on debt securities the Company does not plan to sell and more-likely-than-not will not to be required to sell to be recognized in the consolidated statement of operations, with the non-credit-related impairment recognized in other comprehensive income. For other impaired debt securities, where the Company has the intent to sell the security or more likely than not be required to or where the entire impairment is deemed by the Company to be credit-related, the entire impairment is recognized in the consolidated statement of operations.

        The Company's assessment of the credit portion of a decline in value includes management's current assessment of the factors noted above. If that assessment changes in the future, the Company may ultimately record a loss after having originally concluded that the decline in value was temporary.

        The Company's investment portfolio is managed by BlackRock Financial Management, Inc., Deutsche Investment Management Americas Inc., General Re-New England Asset Management, Inc. and Wellington Management Company, LLP. The Company's investment managers have discretionary authority over the Company's investment portfolio within the limits of the Company's investment guidelines approved by the Company's Board of Directors. The Company compensates each of these managers based upon a fixed percentage of the market value of the Company's portfolio. During the years ended December 31, 2010, 2009 and 2008, the Company recorded investment management fee expenses of $8.0 million, $5.4 million, and $2.6 million, respectively, related to these managers.

Competition

        Assured Guaranty's principal competition consists of other forms of credit enhancement, such as letters of credit or credit derivatives provided by foreign and domestic banks and other financial institutions, some of which are governmental enterprises, or direct guaranties of municipal, structured finance or other debt by a federal or state government or government-sponsored or affiliated agency. For example, in 2010, $11.7 billion of municipal bonds relied on letters of credit for credit enhancement, according to the SDC Thomson municipal database. This constitutes a decrease from $20.5 billion of municipal bonds in 2009. In addition, credit or structural enhancement embedded in transactions, such as through overcollateralization, first loss insurance, excess spread or other terms and conditions that provide investors with additional collateral or cash flow also compete with the Company's financial guaranties. Finally, the Company effectively competes with investors' conflicting demands for higher yields on investments versus their desire for higher-rated securities.

        Assured Guaranty is currently the market leader in providing financial guaranty insurance. Other companies who had been active in this market experienced significant financial distress during the financial crisis and currently no longer have financial strength ratings adequate to remain active in new business origination. For example, Ambac Assurance Corporation, whose parent company Ambac Financial Group, Inc. filed for a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in 2010, is not writing new business. MBIA Insurance Corporation, which transferred its U.S. public finance exposures to its affiliate National Public Finance Guarantee Corporation, is not writing new business. National Public Finance Guarantee Corporation, a company that only insures U.S. public finance obligations, currently appears not to have financial strength ratings adequate to issue new financial guaranty policies on public finance obligations. Syncora Guarantee Inc. ("Syncora") and Financial Guaranty Insurance Company were ordered by the New York Insurance Department, their principal regulator, to suspend all claim payments until capital strengthening plans were implemented. Syncora was subsequently permitted to resume paying claims, but is not writing any new business. CIFG Assurance North America, Inc. has been restructured but is not writing new business; it ceded a significant portion of its U.S. public finance portfolio to AGC in January 2009. Berkshire Hathaway Assurance Corporation, the only new entrant into the financial guaranty industry other than National that has written any new business, did not write new business in 2009 or 2010. Municipal and Infrastructure Assurance Corporation ("MIAC"), another entrant into the financial guaranty industry, was unable to raise sufficient capital in 2010 in order to insure any business; Radian Asset

Assurance Inc. announced in February 2011 that it had signed an agreement to purchase MIAC, subject to regulatory approval.

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

        Alternative credit enhancement structures, and in particular federal government credit enhancement or other programs, can also affect the Company's new business prospects, particularly if they provide direct governmental-level guaranties, restrict the use of third-party financial guaranties or reduce the amount of transactions that might qualify for financial guaranties. There have been periodic proposals during the past several years for state-level support of financial guaranties through investment in non-profit bond insurers. In addition, state guaranty funds for municipal debt, such as the Texas Permanent School Fund, can also impact the demand for the Company's financial guaranty insurance. Some aspects of the U.S. federal government's bailout of financial institutions also reduced the demand for financial guaranties. For instance, the terms of the Troubled Asset Loan Facility program through the U.S. Treasury, which ceased providing new loans on March 31, 2010, excluded financial guaranty forms of credit enhancement, reducing the amount of structured finance issuance that might come into the public market for insurance. Other factors, which may not directly address credit enhancement, may also affect the demand for the Company's financial guaranties. For instance, the increase in conforming loan limits for residential mortgages and the expansion of the Federal Housing Administration's loan guaranty program have reduced the percentage of U.S. residential mortgage issuance available for private market securitization in the last several years. Other recent examples are the BABs program and the rating agency recalibrations, as discussed in the "Overview" above, both of which diminished the amount of bonds that could have benefitted from the Company's guaranty.

        The Company currently has no competitors in the financial guaranty reinsurance market. Previously, the Company had competed in the financial guaranty reinsurance market with multi-line insurers and with the other primary financial guaranty insurers. Historically, competition in the financial guaranty reinsurance business was based upon many factors including financial strength ratings from the major rating agencies, a financial enhancement rating from S&P, pricing, service, size and underwriting criteria.

        For more information about the competitive environment in which the Company operates, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Environment and Market Trends."

Regulation

General

        The business of insurance and reinsurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another. Reinsurers are generally subject to less direct regulation than primary insurers. The Company is subject to regulation under applicable statutes in the U.S., the U.K. and Bermuda, as well as applicable statutes in Australia and Japan.

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

  •
  AGM is a New York domiciled insurance company licensed to write financial guaranty insurance and reinsurance in 50 U.S. states, the District of Columbia, Guam, Puerto Rico and the U.S. Virgin Islands. It operates through a service company in Sydney and has a branch in Tokyo authorized to transact insurance business in Japan. In February 2011, AGM informed the Insurance Business Division of the Supervision Bureau of the Financial Services Agency that it intends to submit an application to invalidate its insurance license in Japan.

  •
  Assured Guaranty Mortgage Insurance Company is a New York domiciled insurance company authorized solely to transact mortgage guaranty insurance and reinsurance. It is licensed as a mortgage guaranty insurer in the State of New York and in the District of Columbia and is an approved or accredited reinsurer in the States of California, Illinois and Wisconsin.

  •
  Assured Guaranty Municipal Insurance Company (formerly FSA Insurance Company) was redomesticated to New York from Oklahoma in 2010. It is licensed to write financial guaranty insurance and reinsurance in New York and Oklahoma.

  Insurance Holding Company Regulation

        AGL and the Assured Guaranty U.S. Subsidiaries are subject to the insurance holding company laws of their jurisdiction of domicile (Maryland and New York, respectively), as well as other jurisdictions where these insurers are licensed to do insurance business. These laws generally require each of the Assured Guaranty U.S. Subsidiaries to register with its respective domestic state insurance department and annually to furnish financial and other information about the operations of companies within their holding company system. Generally, all transactions among companies in the holding company system to which any of the Assured Guaranty U.S. Subsidiaries is a party (including sales, loans, reinsurance agreements and service agreements) must be fair and, if material or of a specified category, such as reinsurance or service agreements, require prior notice and approval or non-disapproval by the insurance department where the applicable subsidiary is domiciled.

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

        The New York Insurance Department, the regulatory authority of the domiciliary jurisdiction of AGM, Assured Guaranty Mortgage Insurance Company and Assured Guaranty Municipal Insurance Company, conducts a periodic examination of insurance companies domiciled in New York, also at five-year intervals. During 2008, the New York Insurance Department completed its review of each of AGM and Assured Guaranty Mortgage Insurance Company for the five-year period ended December 31, 2007.

        Adverse developments surrounding the Company's industry peers have led state insurance regulators and federal regulators to question the adequacy of the current regulatory scheme governing financial guaranty insurers. See "Item 1A. Risk Factors—Risks Related to GAAP and Applicable Law—Changes in or inability to comply with applicable law could adversely affect the Company's ability to do business."

  State Dividend Limitations

        Maryland.    One of the primary sources of cash for the payment of debt service and dividends by the Company is the receipt of dividends from AGC. If a dividend or distribution is an "extraordinary dividend," it must be reported to, and approved by, the Insurance Commissioner prior to payment. An "extraordinary dividend" is defined to be any dividend or distribution to stockholders, such as Assured Guaranty US Holdings Inc. ("AGUS"), the parent holding company of AGC, which, together with dividends paid during the preceding twelve months, exceeds the lesser of 10% of AGC's policyholders' surplus at the preceding December 31 or 100% of AGC's adjusted net investment income during that period. Further, an insurer may not pay any dividend or make any distribution to its shareholders unless the insurer notifies the Insurance Commissioner of the proposed payment within five business days following declaration and at least ten days before payment. The Insurance Commissioner may declare that such dividend not be paid if the Commissioner finds that the insurer's policyholders' surplus would be inadequate after payment of the dividend or could lead the insurer to a hazardous financial condition. AGC declared and paid dividends of $50.0 million, $16.8 million and $16.5 million during 2010, 2009 and 2008, respectively, to AGUS. The maximum amount available during 2011 for the payment of dividends by AGC which would not be characterized as "extraordinary dividends" was approximately $85.4 million.

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

        Based on AGM's statutory statements for 2010, the maximum amount available for payment of dividends by AGM without regulatory approval over the 12 months following December 31, 2010 is approximately $92.7 million, subject to certain limitations.

        In addition to statutory constraints, AGM is subject to contractual constraints on its ability to pay dividends. In connection with the AGMH Acquisition, AGM has agreed with Dexia that, until July 1, 2012, it will not repurchase, redeem or pay any dividends unless at such time AGM is rated at least AA- by S&P and Aa3 by Moody's and if the aggregate amount of such dividends in any year does not exceed 125% of AGMH's debt service for that year. For 2010, AGMH paid $46.1 million in debt service. An alternative to satisfying this test is if AGM receives prior rating agency confirmation that payment of the dividend would not cause any rating currently assigned to AGM to be downgraded immediately following such action. AGM did not declare or pay any dividends in 2010 or 2009. For more information regarding this agreement, see "AGMH Acquisition" within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Contingency Reserves

        Maryland.    In accordance with Maryland insurance law and regulations, AGC maintains a statutory contingency reserve for the protection of policyholders against the effect of adverse economic cycles. The contingency reserve is maintained for each obligation and is equal to the greater of 50% of the premiums written or a percentage of principal guaranteed (which percentage varies from 0.55% to 2.5% depending on the nature of the asset). The contingency reserve is put up over a period of either 15 or 20 years, depending on the nature of the obligation, and then taken down over the same period of time. When considering the principal amount guaranteed, the Company is permitted to take into account amounts that it has ceded to reinsurers.

        New York.    Under the New York Insurance Law, each of AGM, Assured Guaranty Mortgage Insurance Company and Assured Guaranty Municipal Insurance Company must establish a contingency reserve to protect policyholders against the effect of adverse economic cycles. The financial guaranty insurer is required to provide a contingency reserve:

  •
  with respect to policies written prior to July 1, 1989, in an amount equal to 50% of earned premiums less permitted reductions; and

  •
  with respect to policies written on and after July 1, 1989, quarterly on a pro rata basis over a period of 20 years for municipal bonds and 15 years for all other obligations, in an amount equal to the greater of 50% of premiums written for the relevant category of insurance or a percentage of the principal guaranteed, varying from 0.55% to 2.50%, depending on the type of obligation guaranteed, until the contingency reserve amount for the category equals the applicable percentage of net unpaid principal.

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

  Single and Aggregate Risk Limits

        The New York Insurance Law establishes single risk limits for financial guaranty insurers applicable to all obligations issued by a single entity and backed by a single revenue source. For example, under the limit applicable to qualifying asset-backed securities, the lesser of:

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

        The New York Insurance Law also establishes aggregate risk limits on the basis of aggregate net liability insured as compared with statutory capital. "Aggregate net liability" is defined as outstanding principal and interest of guaranteed obligations insured, net of qualifying reinsurance and collateral. Under these limits, policyholders' surplus and contingency reserves must not be less than a percentage of aggregate net liability equal to the sum of various percentages of aggregate net liability for various categories of specified obligations. The percentage varies from 0.33% for certain municipal obligations to 4% for certain non-investment-grade obligations. As of December 31, 2010, the aggregate net liability of each of AGM, AGC and Assured Guaranty Municipal Insurance Company was below the applicable limit.

        The New York Superintendent has broad discretion to order a financial guaranty insurer to cease new business originations if the insurer fails to comply with single or aggregate risk limits. In practice, the New York Superintendent has shown a willingness to work with insurers to address these concerns.

  Risk-to-Capital Requirements

        Under the New York Insurance Law, Assured Guaranty Mortgage Insurance Company's total liability, net of applicable reinsurance, under its aggregate insurance policies may not exceed 25 times its total policyholders' surplus, commonly known as the "risk-to-capital" requirement. As of December 31, 2010, the consolidated risk-to-capital ratio for such company was below the limit.

  Investments

        The Assured Guaranty U.S. Subsidiaries are subject to laws and regulations that require diversification of their investment portfolio and limit the amount of investments in certain asset categories, such as below investment grade fixed maturity securities, equity real estate, other equity investments, and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus, and, in some instances, would require divestiture of such non-qualifying investments. The Company believes that the investments made by the Assured Guaranty U.S. Subsidiaries complied with such regulations as of December 31, 2010. In addition, any investment must be approved by the insurance company's board of directors or a committee thereof that is responsible for supervising or making such investment.

  Operations of the Company's Non-U.S. Insurance Subsidiaries

        The insurance laws of each state of the U.S. and of many other countries regulate or prohibit the sale of insurance and reinsurance within their jurisdictions by unlicensed or non-accredited insurers and reinsurers. None of AGUK, AGE, AG Re, AGRO or Assured Guaranty (Bermuda) are admitted to do business in the United States. The Company does not intend that these companies will maintain offices or solicit, advertise, settle claims or conduct other insurance activities in any jurisdiction in the U.S. where the conduct of such activities would require it to be admitted or authorized.

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

Bermuda

        AG Re, AGRO and Assured Guaranty (Bermuda), the Company's "Bermuda Subsidiaries," are each an insurance company currently registered and licensed as a Class 3B insurer, a Class 3A insurer and a Class 3A insurer, respectively, and each of AG Re and AGRO is also currently registered and licensed as a "long term insurer" under the Insurance Act 1978 of Bermuda. In December 2010, AG Re applied to the Bermuda Monetary Authority (the "Authority") to cancel its long-term insurance license. AGC is permitted under a revocable permit granted under the Companies Act 1981 of Bermuda (the "Companies Act") to engage in and carry on trade and business limited to engaging in certain non U.S. financial guaranty insurance and reinsurance outside Bermuda from a principal place of business in Bermuda, subject to compliance with the conditions attached to the permit and relevant provisions of the Companies Act (including having a Bermuda principal representative for the Companies Act purposes, restrictions on activities in Bermuda, publication and filing of prospectuses on public offerings of securities, registration of charges against its assets and certain winding up provisions). AGC is also licensed as a Class 3 insurer in Bermuda.

  Bermuda Insurance Regulation

        The Insurance Act 1978 of Bermuda, amendments thereto and related regulations (collectively, the "Insurance Act") impose on insurance companies certain solvency and liquidity standards; certain restrictions on the declaration and payment of dividends and distributions; certain restrictions on the reduction of statutory capital; certain restrictions on the winding up of long term insurers; and certain auditing and reporting requirements and also the need to have a principal representative and a principal office (as understood under the Insurance Act) in Bermuda. The Insurance Act grants to the Authority the power to cancel insurance licenses, supervise, investigate and intervene in the affairs of insurance companies and in certain circumstances share information with foreign regulators. Class 3, Class 3A and Class 3B insurers are authorized to carry on general insurance business (as understood under the Insurance Act), subject to conditions attached to the license and to compliance with minimum capital and surplus requirements, solvency margin, liquidity ratio and other requirements imposed by the Insurance Act. Long term insurers are permitted to carry on long term business (as understood under the Insurance Act) subject to conditions attached to the license and to similar compliance requirements and the requirement to maintain its long term business fund (a segregated fund). Each of AG Re, AGRO and Assured Guaranty (Bermuda) is required annually to file statutorily mandated financial statements and returns, audited by an auditor approved by the Authority (no approved auditor of an insurer may have an interest in that insurer, other than as an insured, and no officer, servant or agent of an insurer shall be eligible for appointment as an insurer's approved auditor), together with an annual loss reserve opinion of the Authority approved loss reserve specialist and in respect of AGRO, the required actuary's certificate with respect to the long term business. AG Re is also required to file audited GAAP basis annual financial statements, which must be available to the public. In addition, AG Re is required to file a capital and solvency return that includes the company's risk based capital model, a schedule of fixed income investments by rating categories, a schedule of net reserves for losses and loss expense provisions by line of business, a schedule of premiums written by line of business, a schedule of risk management, and a schedule of fixed income securities.

        AGC has an exemption from such filings, subject to certain conditions.

  Shareholder Controllers

        In addition, pursuant to provisions under the Insurance Act, any person who becomes a holder of at least 10%, 20%, 33% or 50% of the Company's common shares must notify the Authority in writing within 45 days of becoming such a holder. The Authority has the power to object to such a person if it appears to the Authority that the person is not fit and proper to be such a holder. In such a case, the Authority may require the holder to reduce their shareholding in the Company and may direct, among other things, that the voting rights attaching to their common shares shall not be exercisable. A person that does not comply with such a notice or direction from the Authority will be guilty of an offence.

        For so long as AGL has as a subsidiary an insurer registered under the Insurance Act, the Authority may at any time, by written notice, object to a person holding 10% or more of its common shares if it appears to the Authority that the person is not or is no longer fit and proper to be such a holder. In such a case, the Authority may require the shareholder to reduce its holding of common shares in AGL and direct, among other things, that such shareholder's voting rights attaching to the common shares shall not be exercisable. A person who does not comply with such a notice or direction from the Authority will be guilty of an offense.

        Under a condition to its permit granted under the Companies Act, AGC must inform the Bermuda Minister of Finance of any change in its beneficial ownership within 14 days of the occurrence of such change.

  Re-Classification of Long Term Insurers

        The Bermuda Insurance Amendment (No. 3) Act 2010, among other things, creates five new classes of long-term insurers (being Classes A to E), with Class E insurers expected to be subject to the strictest regulation. Prior to September 30, 2011, AGRO will be required to apply to be re-registered as either a Class C, Class D, or Class E insurer, with the Class being determined based upon the total assets of AGRO. It is not expected that AG Re will need to apply to be re-registered as it has recently applied to the Authority to cancel its long-term insurance license. It is anticipated that, in due course, each Class C, Class D and Class E long term insurer, including AGRO, will be required to maintain total statutory capital and surplus equal to or exceeding its target capital level based on enhanced capital requirements calculated using a risk based capital model currently being developed by the Authority for long-term insurers. AGRO will also be subject to a new minimum margin of solvency, based on its re-classification as a Class C, Class D or Class E insurer as described above. The minimum margin of solvency:

  •
  for Class C insurers shall be the greater of $500,000 or 1.5% of assets;

  •
  for Class D insurers shall be the greater of $4,000,000 or 2% of the first $250,000,000 of assets plus 1.5% of assets above $250,000,000; and

  •
  for Class E insurers shall be the greater of $8,000,000,000 or 2% of the first $500,000,000 of assets plus 1.5% of assets above $500,000,000.

  Minimum Solvency Margin, Enhanced Capital Requirement and Restrictions on Dividends and Distributions

        Under the Insurance Act, AG Re, AGRO and Assured Guaranty (Bermuda) must each ensure that the value of its general business assets exceeds the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margin and, in AG Re's case, the enhanced capital requirement.

        The minimum solvency margin for Class 3, Class 3A and Class 3B insurers is the greater of (i) $1 million, or (ii) 20% of the first $6 million of net premiums written; if in excess of $6 million, the figure is $1.2 million plus 15% of net premiums written in excess of $6 million, or (iii) 15% of net discounted aggregate loss and loss expense provisions and other insurance reserves.

        In addition, each of AG Re and AGRO is also required, with respect to its long-term business, to maintain a minimum solvency margin of $250,000. Each of AG Re and AGRO is also required to establish and maintain a long-term business fund.

        As a Class 3B insurer, AG Re is required to maintain available statutory capital and surplus to an amount that is equal to or exceeds the target capital levels based on enhanced capital requirements calculated using the Bermuda Solvency Capital Requirement ("BSCR") model. The BSCR model is a risk based capital model introduced by the Authority that measures risk and determines enhanced capital requirements and a target capital level (defined as 120% of the enhanced capital requirement) based on AG Re's statutory financial statements.

        The Insurance Act limits the declaration and payment of dividends and other distributions by AG Re, AGRO and Assured Guaranty (Bermuda).

        Under the Insurance Act:

  •
  The minimum share capital must be always issued and outstanding and cannot be reduced (for a company registered both as a Class 3A and a long-term insurer, such as AGRO, the minimum share capital is $370,000 and for a company registered as a Class 3, Class 3A or Class 3B insurer only, the minimum share capital is $120,000).

  •
  With respect to the distribution (including repurchase of shares) of any share capital, contributed surplus or other statutory capital, certain restrictions under the Insurance Act may apply if the proposal is to reduce its total statutory capital. Before reducing its total statutory capital by 15% or more of the insurer's total statutory capital as set out in its previous year's financial statements, a Class 3, Class 3A or Class 3B insurer or a long-term insurer must obtain the prior approval of the Authority. In AG Re's case, any application for such approval must include an affidavit stating that it will continue to meet the required margins.

  •
  With respect to the declaration and payment of dividends:

  (a)
  each of AG Re, AGRO and Assured Guaranty (Bermuda) is prohibited from declaring or paying any dividends during any financial year if it is in breach of its solvency margin or minimum liquidity ratio (or enhanced capital requirement, in AG Re's case) or if the declaration or payment of such dividends would cause such a breach (if it has failed to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, the insurer will be prohibited, without the approval of the Authority, from declaring or paying any dividends during the next financial year);

  (b)
  as a Class 3B insurer, AG Re is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet) unless it files (at least 7 days before payment of such dividends) with the Authority an affidavit stating that it will continue to meet the required margins;

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
  a Class 3B insurer which at any time fails to meet its enhanced capital requirement may not declare or pay any dividend until the failure is rectified, and also in such circumstances must report, within 14 days after becoming aware of its failure or having reason to believe that such failure has occurred, to the Authority giving particulars of the circumstances leading to the failure and the manner and time in which the Class 3B insurer intends to rectify the failure. Such an insurer must further furnish the Authority with certain information within 45 days after becoming aware of its failure or having reason to believe that such failure has occurred.

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

        Under the Companies Act, a Bermuda company (such as AGL, AG Re, AGRO and Assured Guaranty (Bermuda)) may only declare and pay a dividend or make a distribution out of contributed surplus (as understood under the Companies Act) if there are reasonable grounds for believing that the company is and after the payment will be able to meet and pay its liabilities as they become due and the realizable value of the company's assets will not be less than the aggregate of its liabilities and its issued share capital and share premium accounts. The Companies Act also regulates and restricts the reduction and return of capital and paid in share premium, including the repurchase of shares and imposes minimum issued and outstanding share capital requirements.

  Code of Conduct

        Each of AG Re, AGRO and Assured Guaranty (Bermuda) will be subject to the Insurance Code of Conduct, which establishes duties and standards which must be complied with by all insurers registered under the Insurance Act, including the procedures and sound principles to be observed by such insurers. The Insurance Code of Conduct is expected to become effective on June 30, 2011. Failure to comply with the requirements under the Insurance Code of Conduct will be a factor taken into account by the Authority in determining whether an insurer is conducting its business in a sound and prudent manner as prescribed by the Insurance Act. Such failure to comply with the requirements of the Insurance Code of Conduct could result in the Authority exercising its powers of intervention and, in the case of AG Re, will be a factor in calculating the operational risk charge applicable in accordance with that insurer's BSCR model.

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

        Under Bermuda law, "exempted" companies are companies formed for the purpose of conducting business outside Bermuda from a principal place of business in Bermuda. As an "exempted" company, AGL (as well as each of AG Re, AGRO and Assured Guaranty (Bermuda)) may not, without the express authorization of the Bermuda legislature or under a license or consent granted by the Minister of Finance, participate in certain business and other transactions, including: (1) the acquisition or holding of land in Bermuda (except that held by way of lease or tenancy agreement which is required for its business and held for a term not exceeding 50 years, or which is used to provide accommodation or recreational facilities for its officers and employees and held with the consent of the Bermuda Minister of Finance, for a term not exceeding 21 years), (2) the taking of mortgages on land in Bermuda to secure a principal amount in excess of $50,000 unless the Minister of Finance consents to a higher amount, and (3) the carrying on of business of any kind or type for which it is not duly licensed in Bermuda, except in certain limited circumstances, such as doing business with another exempted undertaking in furtherance of AGL's business carried on outside Bermuda.

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

United Kingdom

  General

        Since December 1, 2001, the regulation of the financial services industry in the U.K. has been consolidated under the Financial Services Authority ("FSA U.K."). In addition, the regulatory regime in the U.K. must comply with certain European Union ("EU") directives binding on all EU member states and notably the Markets in Financial Instruments Directive, largely for the purposes of harmonizing the regulatory regime for investment services and activities across the EEA.

        The FSA U.K. is the single statutory regulator responsible for regulating the financial services industry in the U.K., having the authority to oversee the carrying on of "regulated activities" (including deposit taking, insurance and reinsurance, investment management and most other financial services), with the purpose of maintaining confidence in the U.K. financial system, providing public understanding of the system, securing the proper degree of protection for consumers and helping to reduce financial crime. It is a criminal offense for any person to carry on a regulated activity in the U.K. unless that person is authorized by the FSA U.K. and has been granted permission to carry on that regulated activity, or otherwise falls under an exemption to such regulation.

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

        AGE is authorized to effect and carry out certain classes of non-life insurance, specifically: classes 14 (credit), 15 (suretyship) and 16 (miscellaneous financial loss). This scope of permission is sufficient to enable AGE to effect and carry out financial guaranty insurance and reinsurance. The insurance and reinsurance businesses of AGE are subject to close supervision by the FSA U.K. AGE also has permission to arrange and advise on deals in financial guarantees which it underwrites.

        The FSA U.K. carries out the prudential supervision of insurance companies through a variety of methods, including the collection of information from statistical returns, review of accountants' reports, visits to insurance companies and regular formal interviews. The FSA U.K. has adopted a risk-based and a principles-based approach to the supervision of insurance companies.

        Under its risk-based approach, the FSA U.K. periodically performs a formal risk assessment of insurance companies or groups carrying on business in the U.K., which varies in scope according to the risk profile of the insurer. The FSA U.K. performs its risk assessment broadly, by analyzing information which it receives during the normal course of its supervision, such as regular prudential returns on the financial position of the insurance company, or which it acquires through a series of meetings with senior management of the insurance company and by making use of its thematic work. After each risk assessment, the FSA U.K. will inform the insurer of its views on the insurer's risk profile. This will include details of any remedial action that the FSA U.K. requires and the likely consequences if this action is not taken. The FSA U.K. also maintains requirements for senior management arrangements and for systems and controls for insurance and reinsurance companies under its jurisdiction

        In addition, the FSA U.K. regards itself as a principles-based regulator and is placing an increased emphasis on risk identification and management in relation to the prudential regulation of insurance and reinsurance business in the U.K. The FSA U.K's rules include those on the sale of general insurance, known as insurance mediation, the General Prudential Sourcebook (GENPRU) and the Prudential Sourcebook for Insurers (INSPRU) (collectively, the "Prudential Sourcebooks"), which include measures such as risk-based capital adequacy rules, including individual capital assessments. These are intended to align capital requirements with the risk profile of each insurance company and ensure adequate diversification of an insurer's or reinsurer's exposures to any credit risks of its reinsurers. AGE has calculated its minimum required capital according to the FSA's individual capital adequacy criteria and is in compliance.

        AGUK has also been authorized to effect and carry out insurance classes 14, 15 and 16. Following discussions between the Company's management and the FSA U.K. relating to AGUK's large reinsurance exposures to its parent, AGC, and with respect to certain AGUK guaranteed transactions, AGUK's board of directors determined that it is not necessary to maintain both companies to write new business. Accordingly, Assured Guaranty has elected to place AGUK into run-off and has filed a run-off plan with the FSA U.K. Instead, the Company will utilize AGE as the entity from which to write business in the European Economic Area. Management has agreed with the FSA U.K. that any new business written by AGE will be guaranteed using a co-insurance structure pursuant to which AGE will co-insure municipal and infrastructure transactions with AGM, and structured finance transactions with AGC. AGE's financial guarantee will guarantee a proportionate share (expected to be approximately 5 to 7%) of the total exposure, and AGM or AGC will guarantee the remaining exposure under the transaction (subject to compliance with EEA licensing requirements). AGM or AGC will also issue a second-to-pay guaranty to cover AGE's financial guarantee.

        Assured Guaranty Finance Overseas Ltd. ("AGFOL"), a subsidiary of AGL, is authorized by the FSA U.K. as an "Exempt CAD" firm to carry out designated investment business activities in that it may "advise on investments (except on pension transfers and pension opt outs)" relating to most investment instruments. In addition, it may arrange or bring about transactions in investments and make "arrangements with a view to transactions in investments." It should be noted that AGFOL is not authorized as an insurer and does not itself take risk in the transactions it arranges or places, and may not hold funds on behalf of its customers. AGFOL's permissions also allow it to introduce business to AGC and AGM, so that AGFOL can arrange financial guaranties underwritten by AGC and AGM, even though AGFOL's role will be limited to acting as a pure introducer of business to AGC and AGM.

  Solvency Requirements

        The Prudential Sourcebooks require that non-life insurance companies such as AGUK and AGE maintain a margin of solvency at all times in respect of the liabilities of the insurance company, the calculation of which depends on the type and amount of insurance business a company writes. The method of calculation of the solvency margin (known as the minimum capital requirement) is set out in the Prudential Sourcebooks, and for these purposes, the insurer's assets and liabilities are subject to specified valuation rules. The Prudential Sourcebooks also require that AGUK and AGE calculate and share with the FSA U.K. their "enhanced capital requirement" based on risk-weightings applied to assets held and lines of business written. In recent years, the FSA U.K. had replaced the individual capital assessment for financial guaranty insurers with a "Benchmark" capital adequacy model imposed by the FSA U.K. The FSA U.K. currently is in the process of replacing the Benchmark model with an individual capital assessment for AGE. AGE has filed an individual capital adequacy submission; the FSA U.K. is evaluating such submission but has not yet issued its assessment for AGE. Since AGUK will not be writing new business, AGUK will not be filing an individual capital adequacy submission and will instead continue to be subject to the Benchmark model. Failure to maintain capital at least equal to the higher of the minimum capital requirement and the individual capital assessment, in the case of AGE, or the Benchmark model, in the case of AGUK, is one of the grounds on which the wide powers of intervention conferred upon the FSA U.K. may be exercised.

        To the extent that the amount of premiums for such classes exceed certain specified minimum thresholds, each insurance company writing property, credit and other specified categories of insurance or reinsurance business is required by the Prudential Sourcebooks to maintain an equalization reserve calculated in accordance with the provisions of INSPRU.

        These solvency requirements will need to be amended by December 2012 in order to implement the European Union's "Solvency II" directive (Directive 2009/138/EC), which itself is to be amended by the proposed "Omnibus II Directive." Among other things, that directive introduces a revised risk-based prudential regime which includes the following features: (i) assets and liabilities are generally to be valued at their market value; (ii) the amount of required economic capital is intended to ensure, with a probability of 99.5%, that regulated firms are able to meet their obligations to policyholders and beneficiaries over the following 12 months; and (iii) reinsurance recoveries will be treated as a separate asset (rather than being netted off the underlying insurance liabilities). AGE has been accepted by the FSA U.K. into the pre-application process and has begun the process to apply for approval from the FSA U.K. for use of the "Partial Internal Model" methodology for calculation of its solvency capital requirement, which combines standard formulas developed by the FSA U.K. for calculation of certain capital requirements with an internally developed model for calculation of other capital requirements.

        In addition, an insurer (which includes a company conducting only reinsurance business) is required to perform and submit to the FSA U.K. a group capital adequacy return in respect of its ultimate insurance parent and, if different, its ultimate European Economic Area insurance parent. The calculation at the level of the ultimate European Economic Area insurance parent is required to show a positive result. There is no such requirement in relation to the report at the level of the ultimate insurance parent, although if the report at that level raises concerns, the FSA U.K. may take regulatory action. Public disclosure of the European Economic Area group calculation is also required. The purpose of this rule is to prevent leveraging of capital arising from involvements in other group insurance firms.

        Further, an insurer is required to report in its annual returns to the FSA U.K. all material related party transactions (e.g., intragroup reinsurance, whose value is more than 5% of the insurer's general insurance business amount).

  Restrictions on Dividend Payments

        U.K. company law prohibits each of AGUK and AGE from declaring a dividend to its shareholders unless it has "profits available for distribution." The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While the U.K. insurance regulatory laws impose no statutory restrictions on a general insurer's ability to declare a dividend, the FSA U.K's capital requirements may in practice act as a restriction on dividends.

  Reporting Requirements

        U.K. insurance companies must prepare their financial statements under the Companies Act 2006, which requires the filing with Companies House of audited financial statements and related reports. In addition, U.K. insurance companies are required to file regulatory returns with the FSA U.K., which include a revenue account, a profit and loss account and a balance sheet in prescribed forms. Under sections of the Prudential Sourcebooks, audited regulatory returns must be filed with the FSA U.K. within two months and 15 days of the financial year end (or three months where the delivery of the return is made electronically).

  Supervision of Management

        The FSA U.K. closely supervises the management of insurance companies through the approved persons regime, by which any appointment of persons to perform certain specified "controlled functions" within a regulated entity must be approved by the FSA U.K.

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

        Under FSMA, any person proposing to acquire "control" of a U.K. authorized insurance company must give prior notification to the FSA U.K. of its intention to do so. The FSA U.K. then has three months to consider that person's application to acquire "control." In considering whether to approve such application, the FSA U.K. must be satisfied that both the acquirer is a "fit and proper" person to have "control" and that the interests of consumers would not be threatened by such acquisition of "control." "Consumers" in this context includes all persons who may use the services of the authorized insurance company. Failure to make the relevant prior application could result in action being taken by the FSA U.K.

  Intervention and Enforcement

        The FSA U.K. has extensive powers to intervene in the affairs of an authorized person, culminating in the ultimate sanction of the removal of authorization to carry on a regulated activity. FSMA imposes on the FSA U.K. statutory obligations to monitor compliance with the requirements imposed by FSMA, and to investigate and enforce the provisions of FSMA related rules made by the FSA U.K. such as the Prudential Sourcebooks and breaches of the Conduct of Business Sourcebook.

        The FSA U.K. also has the power to prosecute criminal offenses arising under FSMA, and to prosecute insider dealing under Part V of the Criminal Justice Act of 1993, and breaches of money laundering regulations. The FSA U.K's stated policy is to pursue criminal prosecution in all appropriate cases.

  "Passporting"

        EU directives allow AGFOL, AGUK and AGE to conduct business in EU states other than the United Kingdom in compliance with the scope of permission granted these companies by FSA U.K. without the necessity of additional licensing or authorization in other EU jurisdictions. This ability to operate in other jurisdictions of the EU on the basis of home state authorization and supervision is sometimes referred to as "passporting." Insurers may operate outside their home member state either on a "services" basis or on an "establishment" basis. Operating on a "services" basis means that the company conducts permitted businesses in the host state without having a physical presence there, while operating on an establishment basis means the company has a branch or physical presence in the host state. In both cases, a company remains subject to regulation by its home regulator although the company nonetheless may have to comply with certain local rules, such as where the company is operating on an "establishment" basis in which case, the local conduct of business (and other related) rules apply since the host state is regarded as a better place to detect and intervene in respect of suspected breaches relating to the branch within its territory. In such cases, the home state rules apply in respect of "organizational" and "prudential" obligations. In addition to EU member states, Norway, Iceland and Liechtenstein (members of the broader EEA) are jurisdictions in which this passporting framework applies. Each of AGUK, AGE and AGFOL is permitted to operate on a passport basis in various countries throughout the EEA. However, as previously discussed, Assured Guaranty has elected to place AGUK into run-off.

  Fees and Levies

        Each of AGUK and AGE is subject to FSA U.K. fees and levies based on its gross written premiums. The FSA U.K. also requires authorized insurers to participate in an investors' protection fund, known as the Financial Services Compensation Scheme. The Financial Services Compensation Scheme was established to compensate consumers of financial services, including the buyers of insurance, against failures in the financial services industry. Individual policyholders and small businesses may be compensated by the Financial Services Compensation Scheme when an authorized insurer is unable, or likely to be unable, to satisfy policyholder claims. Neither AGUK or AGE expects to write any insurance business that is protected by the Financial Services Compensation Scheme.

Tax Matters

Taxation of AGL and Subsidiaries

  Bermuda

        Under current Bermuda law, there is no Bermuda income, corporate or profits tax or withholding tax, capital gains tax or capital transfer tax payable by AGL or its Bermuda Subsidiaries. AGL, AGC, and the Bermuda Subsidiaries have each obtained from the Minister of Finance under the Exempted Undertakings Tax Protection Act 1966, as amended, an assurance that, in the event that Bermuda enacts legislation imposing tax computed on profits, income, any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance, then the imposition of any such tax shall not be applicable to AGL, AGC or the Bermuda Subsidiaries or to any of their operations or their shares, debentures or other obligations, until March 28, 2016. This assurance is subject to the proviso that it is not to be construed so as to prevent the application of any tax or duty to such persons as are ordinarily resident in Bermuda, or to prevent the application of any tax payable in accordance with the provisions of the Land Tax Act 1967 or otherwise payable in relation to any land leased to AGL, AGC or the Bermuda Subsidiaries. AGL, AGC and the Bermuda Subsidiaries each pay annual Bermuda government fees, and the Bermuda Subsidiaries and AGC pay annual insurance license fees. In addition, all entities employing individuals in Bermuda are required to pay a payroll tax and there are other sundry taxes payable, directly or indirectly, to the Bermuda government. The Bermuda Ministry of Finance announced in November 2010 that the standard assurance will be extended to 2035, but the required legislation has not yet been brought before the Bermuda Legislature.

  United States

        AGL has conducted and intends to continue to conduct substantially all of its foreign operations outside the U.S. and to limit the U.S. contacts of AGL and its foreign subsidiaries (except AGRO and AGE, which have elected to be taxed as U.S. corporations) so that they should not be engaged in a trade or business in the U.S. A foreign corporation, such as AG Re, that is deemed to be engaged in a trade or business in the United States would be subject to U.S. income tax at regular corporate rates, as well as the branch profits tax, on its income which is treated as effectively connected with the conduct of that trade or business, unless the corporation is entitled to relief under the permanent establishment provision of an applicable tax treaty, as discussed below. Such income tax, if imposed, would be based on effectively connected income computed in a manner generally analogous to that applied to the income of a U.S. corporation, except that a foreign corporation may generally be entitled to deductions and credits only if it timely files a U.S. federal income tax return. AGL, AG Re and certain of the other foreign subsidiaries have and will continue to file protective U.S. federal income tax returns on a timely basis in order to preserve the right to claim income tax deductions and credits if it is ever determined that they are subject to U.S. federal income tax. The highest marginal federal income tax rates currently are 35% for a corporation's effectively connected income and 30% for the "branch profits" tax.

        Under the income tax treaty between Bermuda and the U.S. (the "Bermuda Treaty"), a Bermuda insurance company would not be subject to U.S. income tax on income found to be effectively connected with a U.S. trade or business unless that trade or business is conducted through a permanent establishment in the U.S. AG Re and the other Bermuda Subsidiaries currently intend to conduct their activities so that they do not have a permanent establishment in the U.S.

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

        The U.S. also imposes an excise tax on insurance and reinsurance premiums paid to foreign insurers with respect to risk of a U.S. person located wholly or partly within the U.S. or risks of a foreign person engaged in a trade or business in the U.S. which are located within the U.S. The rates of tax applicable to premiums paid are 4% for direct casualty insurance premiums and 1% for reinsurance premiums.

        AGUS, AGC, AG Financial Products Inc., Assured Guaranty Overseas U.S. Holdings Inc. and Assured Guaranty Mortgage Insurance Company are each a U.S. domiciled corporation and AGRO and AGE have elected to be treated as U.S. corporations for all U.S. federal tax purposes. As such, each corporation is subject to taxation in the U.S. at regular corporate rates.

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

        Taxation of Distributions.    Subject to the discussions below relating to the potential application of the CFC, related person insurance income ("RPII") and passive foreign investment company ("PFIC") rules, cash distributions, if any, made with respect to AGL's shares will constitute dividends for U.S. federal income tax purposes to the extent paid out of current or accumulated earnings and profits of AGL (as computed using U.S. tax principles). Under current legislation, certain dividends paid to individual and certain other non-corporate shareholders before 2013 are eligible for reduced rates of tax. Dividends paid by AGL to corporate shareholders will not be eligible for the dividends received deduction. To the extent such distributions exceed AGL's earnings and profits, they will be treated first as a return of the shareholder's basis in the common shares to the extent thereof, and then as gain from the sale of a capital asset.

        AGL believes dividends paid by AGL on its common shares before 2013 to non-corporate holders will be eligible for reduced rates of tax up to a maximum of 15% as "qualified dividend income," provided that AGL is not a PFIC and certain other requirements, including stock holding period requirements, are satisfied. Qualified dividend income is currently subject to tax at capital gain rates. Note, however, that legislation has periodically been introduced in the U.S. Congress intending to limit the availability of this preferential dividend tax rate where dividends are paid by corporations resident in foreign jurisdictions deemed to be "tax haven" jurisdictions for this purpose.

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

        The RPII CFC Provisions.    The following discussion generally is applicable only if the RPII of AG Re or any other foreign insurance subsidiary that has not made an election under section 953(d) of the Code to be treated as a U.S. corporation for all U.S. federal tax purposes or are CFCs owned directly or indirectly by AGUS (each a "Foreign Insurance Subsidiary" or collectively, with AG Re, the "Foreign Insurance Subsidiaries") determined on a gross basis, is 20% or more of the Foreign Insurance Subsidiary's gross insurance income for the taxable year and the 20% Ownership Exception (as defined below) is not met. The following discussion generally would not apply for any taxable year in which the Foreign Insurance Subsidiary's gross RPII falls below the 20% threshold or the 20% Ownership Exception is met. Although the Company cannot be certain, it believes that each Foreign Insurance Subsidiary was in prior years of operations and will for the foreseeable future either be below the 20% threshold or meet the requirements of 20% Ownership Exception for each tax year.

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

        RPII Exceptions.    The special RPII rules do not apply if (i) at all times during the taxable year less than 20% of the voting power and less than 20% of the value of the stock of AGL (the "20% Ownership Exception") is owned (directly or indirectly through entities) by persons who are (directly or indirectly) insured under any policy of insurance or reinsurance issued by a Foreign Insurance Subsidiary or related persons to any such person, (ii) RPII, determined on a gross basis, is less than 20% of a Foreign Insurance Subsidiary's gross insurance income for the taxable year (the "20% Gross Income Exception), (iii) a Foreign Insurance Subsidiary elects to be taxed on its RPII as if the RPII were effectively connected with the conduct of a U.S. trade or business, and to waive all treaty benefits with respect to RPII and meet certain other requirements or (iv) a Foreign Insurance Subsidiary elects to be treated as a U.S. corporation and waive all treaty benefits and meet certain other requirements. The Foreign Insurance Subsidiaries do not intend to make either of these elections. Where none of these exceptions applies, each U.S. Person owning or treated as owning any shares in AGL (and therefore, indirectly, in a Foreign Insurance Subsidiary) on the last day of AGL's taxable year will be required to include in its gross income for U.S. federal income tax purposes its share of the RPII for the portion of the taxable year during which a Foreign Insurance Subsidiary was a CFC under the RPII provisions, determined as if all such RPII were distributed proportionately only to such U.S. Persons at that date, but limited by each such U.S. Person's share of a Foreign Insurance Subsidiary's current-year earnings and profits as reduced by the U.S. Person's share, if any, of certain prior-year deficits in earnings and profits. The Foreign Insurance Subsidiaries intend to operate in a manner that is intended to ensure that each qualifies for either the 20% Gross Income Exception or 20% Ownership Exception.

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

        Apportionment of RPII to U.S. Holders.    Every RPII shareholder who owns shares on the last day of any taxable year of AGL in which a Foreign Insurance Subsidiary does not meet the 20% Ownership Exception or the 20% Gross Income Exception should expect that for such year it will be required to include in gross income its share of a Foreign Insurance Subsidiary's RPII for the portion of the taxable year during which the Foreign Insurance Subsidiary was a CFC under the RPII provisions, whether or not distributed, even though it may not have owned the shares throughout such period. A RPII shareholder who owns shares during such taxable year but not on the last day of the taxable year is not required to include in gross income any part of the Foreign Insurance Subsidiary's RPII.

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

        Dispositions of AGL's Shares.    Subject to the discussions below relating to the potential application of the Code section 1248 and PFIC rules, holders of shares generally should recognize capital gain or loss for U.S. federal income tax purposes on the sale, exchange or other disposition of shares in the same manner as on the sale, exchange or other disposition of any other shares held as capital assets. If the holding period for these shares exceeds one year, any gain will be subject to tax at a current maximum marginal tax rate of 15% for individuals (subject to increase in 2013 without Congressional action) and 35% for corporations. Moreover, gain, if any, generally will be a U.S. source gain and generally will constitute "passive income" for foreign tax credit limitation purposes.

        Code section 1248 provides that if a U.S. Person sells or exchanges stock in a foreign corporation and such person owned, directly, indirectly through foreign entities or constructively, 10% or more of the voting power of the corporation at any time during the five-year period ending on the date of disposition when the corporation was a CFC, any gain from the sale or exchange of the shares will be treated as a dividend to the extent of the CFC's earnings and profits (determined under U.S. federal income tax principles) during the period that the shareholder held the shares and while the corporation was a CFC (with certain adjustments). The Company believes that because of the dispersion of AGL's share ownership, provisions in AGL's organizational documents that limit voting power and other factors that no U.S. shareholder of AGL should be treated as owning (directly, indirectly through foreign entities or constructively) 10% of more of the total voting power of AGL; to the extent this is the case this application of Code Section 1248 under the regular CFC rules should not apply to dispositions of AGL's shares. It is possible, however, that the IRS could challenge the effectiveness of these provisions and that a court could sustain such a challenge. A 10% U.S. Shareholder may in certain circumstances be required to report a disposition of shares of a CFC by attaching IRS Form 5471 to the U.S. federal income tax or information return that it would normally file for the taxable year in which the disposition occurs. In the event this is determined necessary, AGL will provide a completed IRS Form 5471 or the relevant information necessary to complete the Form. Code section 1248 in conjunction with the RPII rules also applies to the sale or exchange of shares in a foreign corporation if the foreign corporation would be treated as a CFC for RPII purposes regardless of whether the shareholder is a 10% U.S. Shareholder or whether the 20% Ownership Exception or 20% Gross Income Exception applies. Existing proposed regulations do not address whether Code section 1248 would apply if a foreign corporation is not a CFC but the foreign corporation has a subsidiary that is a CFC and that would be taxed as an insurance company if it were a domestic corporation. The Company believes, however, that this application of Code section 1248 under the RPII rules should not apply to dispositions of AGL's shares because AGL will not be directly engaged in the insurance business. The Company cannot be certain, however, that the IRS will not interpret the proposed regulations in a contrary manner or that the Treasury Department will not amend the proposed regulations to provide that these rules will apply to dispositions of common shares. Prospective investors should consult their tax advisors regarding the effects of these rules on a disposition of common shares.

        Passive Foreign Investment Companies.    In general, a foreign corporation will be a PFIC during a given year if (i) 75% or more of its gross income constitutes "passive income" (the "75% test") or (ii) 50% or more of its assets produce passive income (the "50% test").

        If AGL were characterized as a PFIC during a given year, each U.S. Person holding AGL's shares would be subject to a penalty tax at the time of the sale at a gain of, or receipt of an "excess distribution" with respect to, their shares, unless such person (i) is a 10% U.S. Shareholder and AGL is a CFC or (ii) made a "qualified electing fund election" or "mark-to-market" election. It is uncertain that AGL would be able to provide its shareholders with the information necessary for a U.S. Person to make a qualified electing fund election. In addition, if AGL were considered a PFIC, upon the death of any U.S. individual owning common shares, such individual's heirs or estate would not be entitled to a "step-up" in the basis of the common shares that might otherwise be available under U.S. federal income tax laws. In general, a shareholder receives an "excess distribution" if the amount of the distribution is more than 125% of the average distribution with respect to the common shares during the three preceding taxable years (or shorter period during which the taxpayer held common shares). In general, the penalty tax is equivalent to an interest charge on taxes that are deemed due during the period the shareholder owned the common shares, computed by assuming that the excess distribution or gain (in the case of a sale) with respect to the common shares was taken in equal portion at the highest applicable tax rate on ordinary income throughout the shareholder's period of ownership. The interest charge is equal to the applicable rate imposed on underpayments of U.S. federal income tax for such period. In addition, a distribution paid by AGL to U.S. shareholders that is characterized as a dividend and is not characterized as an excess distribution would not be eligible for reduced rates of tax as qualified dividend income with respect to dividends paid before 2013.

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

        AGL's authorized share capital of $5,000,000 is divided into 500,000,000 shares, par value U.S. $0.01 per share, of which 183,982,391 common shares were issued and outstanding as of February 23, 2011. Except as described below, AGL's common shares have no pre-emptive rights or other rights to subscribe for additional common shares, no rights of redemption, conversion or exchange and no sinking fund rights. In the event of liquidation, dissolution or winding-up, the holders of AGL's common shares are entitled to share equally, in proportion to the number of common shares held by such holder, in AGL's assets, if any remain after the payment of all AGL's debts and liabilities and the liquidation preference of any outstanding preferred shares. Under certain circumstances, AGL has the right to purchase all or a portion of the shares held by a shareholder. See "—Acquisition of Common Shares by AGL" below.

Voting Rights and Adjustments

        In general, and except as provided below, shareholders have one vote for each common share held by them and are entitled to vote with respect to their fully paid shares at all meetings of shareholders. However, if, and so long as, the common shares (and other of AGL's shares) of a shareholder are treated as "controlled shares" (as determined pursuant to section 958 of the Code) of any U.S. Person and such controlled shares constitute 9.5% or more of the votes conferred by AGL's issued and outstanding shares, the voting rights with respect to the controlled shares owned by such U.S. Person shall be limited, in the aggregate, to a voting power of less than 9.5% of the voting power of all issued and outstanding shares, under a formula specified in AGL's Bye-laws. The formula is applied repeatedly until there is no U.S. Person whose controlled shares constitute 9.5% or more of the voting power of all issued and outstanding shares and who generally would be required to recognize income with respect to AGL under the Code if AGL were a controlled foreign corporation as defined in the Code and if the ownership threshold under the Code were 9.5% (as defined in AGL's Bye-Laws as a "9.5% U.S. Shareholder"). In addition, AGL's Board of Directors may determine that shares held carry different voting rights when it deems it appropriate to do so to (i) avoid the existence of any 9.5% U.S. Shareholder; and (ii) avoid adverse tax, legal or regulatory consequences to AGL or any of its subsidiaries or any direct or indirect holder of shares or its affiliates. "Controlled shares" includes, among other things, all shares of AGL that such U.S. Person is deemed to own directly, indirectly or constructively (within the meaning of section 958 of the Code). The foregoing provision does not apply to ACE because it is not a U.S. Shareholder. Further, these provisions do not apply in the event one shareholder owns greater than 75% of the voting power of all issued and outstanding shares.

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

Other Provisions of AGL's Bye-Laws

AGL's Board of Directors and Corporate Action

        AGL's Bye-Laws provide that AGL's Board of Directors shall consist of not less than three and not more than 21 directors, the exact number as determined by the Board of Directors. AGL's Board of Directors consists of eleven persons, and is divided into three classes. Currently, each elected director generally will serve a three year term, with termination staggered according to class. In February 2011, the Board of Directors unanimously approved a resolution to amend AGL's Bye-Laws to eliminate the classified board structure and provide for the annual election of all directors. At the Company's annual general meeting in May 2011, shareholders of the Company will be asked to vote on the resolution to amend the Bye-Laws.

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

Shareholder Action

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

Amendment

        The Bye-Laws may be amended only by a resolution adopted by the Board of Directors and by resolution of the shareholders.

Voting of Non-U.S. Subsidiary Shares

        If AGL is required or entitled to vote at a general meeting of any of AG Re, AGFOL or any other of its directly held non-U.S. subsidiaries, AGL's Board of Directors shall refer the subject matter of the vote to AGL's shareholders and seek direction from such shareholders as to how they should vote on the resolution proposed by the non-U.S. subsidiary. AGL's Board of Directors in its discretion shall require substantially similar provisions are or will be contained in the bye-laws (or equivalent governing documents) of any direct or indirect non-U.S. subsidiaries other than U.K. and AGRO.

Employees

        As of December 31, 2010, the Company had approximately 350 employees. None of the Company's employees are subject to collective bargaining agreements. The Company believes that employee relations are satisfactory.

Available Information

        The Company maintains an Internet web site at www.assuredguaranty.com. The Company makes available, free of charge, on its web site (under Investor Information/SEC Filings) the Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 (a) or 15 (d) of the Exchange Act as soon as reasonably practicable after the Company files such material with, or furnishes it to, the SEC. The Company also makes available, free of charge, through its web site (under Investor Information/Corporate Governance) links to the Company's Corporate Governance Guidelines, its Code of Conduct and the charters for its Board Committees.

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

ITEM 1A.    RISK FACTORS

        You should carefully consider the following information, together with the information contained in AGL's other filings with the SEC. The risks and uncertainties discussed below are not the only ones the Company faces. However, these are the risks that the Company's management believes are material. The Company may face additional risks or uncertainties that are not presently known to the Company or that management currently deems immaterial, and such risks or uncertainties also may impair its business or results of operations. The risks discussed below could result in a significant or material adverse effect on the Company's financial condition, results of operations, liquidity or business prospects.

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

        The determination of expected loss is an inherently subjective process involving numerous estimates, assumptions and judgments by management, using both internal and external data sources with regard to frequency, severity of loss, economic projections and other factors that affect credit performance. The Company does not use traditional actuarial approaches to determine its estimates of expected losses. Instead, the Company recognizes a loss and loss adjustment expense ("LAE") reserve on a financial guaranty contract when management expects that the present value of projected loss will exceed the deferred premium revenue for that contract. Actual losses will ultimately depend on future events or transaction performance. As a result, the Company's current estimates of probable and estimable losses may not reflect the Company's future ultimate incurred losses. If the Company's actual losses exceed its current estimate, this may result in adverse effects on the Company's financial condition, results of operations, liquidity, business prospects, financial strength ratings and ability to raise additional capital.

        The uncertainty of expected losses has substantially increased since mid-2007, especially for RMBS transactions. Current expected losses in such transactions, as well as other mortgage related transactions, far exceed initial expected losses due to the historically high level of mortgage defaults across all U.S. regions. As a result, historical loss data may have limited value in predicting future RMBS losses. The Company's net par outstanding as of December 31, 2010 and December 31, 2009 for U.S. RMBS was $25.1 billion and $29.2 billion, respectively. For a discussion of the Company's review of its RMBS transactions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Significant Risk Management Activities."

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

        The methodologies that the Company uses to estimate expected losses in general and for any specific obligation in particular may not be similar to methodologies used by the Company's competitors, counterparties or other market participants. Subsequent to the AGMH Acquisition, the Company harmonized the approaches it and AGMH use to establish loss reserves for RMBS and other transactions. For additional discussion of the Company's reserve methodologies, see Note 5 of "Item 8. Financial Statements and Supplementary Data."

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

        Since 2008, each of S&P and Moody's has reviewed and downgraded the financial strength ratings of AGL's insurance and reinsurance subsidiaries, including AGC, AGM and AG Re. In addition, the rating agencies have from time to time changed the ratings outlook for certain of the Company's subsidiaries to "negative" from "stable."

        The most recent rating action by Moody's on AGL and its subsidiaries took place on December 18, 2009, when Moody's concluded the financial strength rating review of AGC and AG Re that it had initiated on November 12, 2009 (when it downgraded the insurance financial strength ratings of AGC and AGUK from Aa2 to Aa3 and of AG Re, AGRO and Assured Guaranty Mortgage Insurance Company from Aa3 to A1, and placed all of the insurance companies' ratings on review for possible downgrade). In December 2009, Moody's confirmed the Aa3 insurance financial strength rating of AGC and AGUK, and the A1 insurance financial strength rating of AG Re, AGRO and Assured Guaranty Mortgage Insurance Company. At the same time, Moody's affirmed the Aa3 insurance financial strength rating of AGM. Moody's stated that it believed the Company's capital support transactions, including AGL's issuance of common shares in December 2009 that resulted in net proceeds of $573.8 million, $500.0 million of which was downstreamed to AGC, increased AGC's capital to a level consistent with Moody's expectations for a Aa3 rating, while leaving its affiliates with capital structures that Moody's believes are appropriate for their own ratings. However, Moody's ratings outlook for each such rating is negative because Moody's believes there is meaningful remaining uncertainty about the Company's ultimate credit losses and the demand for the Company's financial guaranty insurance and its competitive position once the municipal finance market normalizes. Management cannot assure you that Moody's will not take negative action on the Company's ratings.

        S&P lowered the counterparty credit and financial strength ratings of AGC, AGM and their respective insurance subsidiaries from AAA to AA+ on October 25, 2010. At the same time, S&P changed its outlook on such entities from negative to stable. Subsequently, on January 24, 2011, S&P released a publication entitled "Request for Comment: Bond Insurance Criteria," in which it requested comments on proposed changes to its bond insurance ratings criteria. In the Request for Comment, S&P notes that it could lower its financial strength ratings on existing investment-grade bond insurers (which include the Company's insurance subsidiaries) by one or more rating categories if the proposed bond insurance ratings criteria are adopted, unless those bond insurers raise additional capital or reduce risk. It is uncertain whether the Company would seek to, or be able to, obtain the additional capital or reduce the risk necessary to maintain its financial strength ratings at the AA level.

        The Company believes that these rating agency actions and proposals, including the uncertainty caused by the release of S&P's Request for Comment, have reduced the Company's new business opportunities and have also affected the value of the Company's product to issuers and investors. The insurance subsidiaries' financial strength ratings are an important competitive factor in the financial guaranty insurance and reinsurance markets. If the financial strength or financial enhancement ratings of any of the Company's insurance subsidiaries were reduced below current levels, the Company expects it would have further adverse effect on its future business opportunities as well as the premiums it could charge for its insurance policies and consequently, a downgrade could harm the Company's new business production, results of operations and financial condition.

        In addition, a downgrade may have a negative impact on the Company in respect of the transactions that it has insured or reinsurance that it has assumed. For example, a downgrade of one of the Company's insurance subsidiaries may result in increased claims under financial guaranties such subsidiary has issued. In particular, with respect to variable rate demand obligations for which a bank has agreed to provide a liquidity facility, a downgrade of the insurer may provide the bank with the right to give notice to bondholders that the bank will terminate the liquidity facility, causing the bondholders to tender their bonds to the bank. Bonds held by the bank accrue interest at a "bank bond rate" that is higher than the rate otherwise borne by the bond (typically the prime rate plus 2.00%—3.00%, often with a floor of 7%, and capped at the maximum legal limit). In the event that the bank holds such bonds for longer than a specified period of time, usually 90-180 days, the bank has the right additionally to demand accelerated repayment of bond principal, usually through payment of equal installments over a period of not less than five years. In the event that a municipal obligor is unable to pay interest accruing at the bank bond rate or to pay principal during the shortened amortization period, a claim could be submitted to the insurer under its financial guaranty. As of the date of this filing, the Company has insured approximately $1.2 billion of par of variable rate demand obligations issued by municipal obligors rated BBB- or lower pursuant to the Company's internal rating. For a number of such obligations, a downgrade of the insurer below A+, in the case of S&P, or below A1, in the case of Moody's, triggers the ability of the bank to notify bondholders of the termination of the liquidity facility and to demand accelerated repayment of bond principal over a period of five to ten years. The specific terms relating to the rating levels that trigger the bank's termination right, and whether it is triggered by a downgrade by one rating agency or a downgrade by all rating agencies then rating the insurer, vary depending on the transaction. In addition, as discussed in greater detail under "Liquidity and Capital Resources—Commitments and Contingencies—Recourse Credit Facilities—2009 Strip Coverage Facility" within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," a downgrade of AGM may result in early termination of leases under leveraged lease transactions insured by AGM. Upon early termination of a lease, to the extent the early termination payment owing to the lessor within such a transaction is not paid, a claim could be made to AGM under its financial guaranty. To mitigate this risk, AGM has entered into a $991.9 million (originally $1 billion) strip coverage liquidity facility with Dexia Crédit Local S.A. to finance the potential payment of claims under these policies. See "Risks Related to the AGMH Acquisition—The Company has substantial exposure to credit and liquidity risks from Dexia and the Belgian and French states" within these Risk Factors. Separately, in certain other transactions beneficiaries of financial guaranties issued by the Company's insurance subsidiaries may have the right to cancel the credit protection offered by the Company, which would result in the loss of future premium earnings and the reversal of any fair value gains or losses recorded by the Company.

        If AGC's financial strength or financial enhancement ratings were downgraded, the Company could be required to post collateral under certain of its credit derivative contracts or certain of the Company's counterparties could have a right to terminate such credit derivative contract. See "If AGC's financial strength or financial enhancement ratings were downgraded, the Company could be required to make termination payments or post collateral under certain of its credit derivative contracts, which could impair its liquidity, results of operations and financial condition" below.

        If AGM's financial strength or financial enhancement ratings were downgraded, AGM-insured GICs issued by the former AGMH subsidiaries that conducted AGMH's Financial Products Business (the "Financial Products Companies") may come due or may come due absent the provision of collateral by the GIC issuers. The Company relies on agreements pursuant to which Dexia has agreed to guarantee or lend certain amounts, or to post liquid collateral, in regards to AGMH's former financial products business. See "Risks Related to the AGMH Acquisition—The Company has substantial exposure to credit and liquidity risks from Dexia and the Belgian and French states."

If AGC's financial strength or financial enhancement ratings were downgraded, the Company could be required to make termination payments or post collateral under certain of its credit derivative contracts, which could impair its liquidity, results of operations and financial condition.

        Some of the Company's CDS have rating triggers that allow the CDS counterparty to terminate in the case of a rating downgrade. If the ratings of certain of the Company's insurance subsidiaries were reduced below certain levels and the Company's counterparty elected to terminate the CDS, the Company could be required to make a termination payment on certain of its credit derivative contracts, as determined under the relevant documentation. Under certain documents, the Company may have the right to cure the termination event by posting collateral, assigning its rights and obligations in respect of the transactions to a third party or seeking a third party guaranty of the obligations of the Company. The Company currently has three ISDA master agreements under which the applicable counterparty could elect to terminate transactions upon a rating downgrade of AGC: if AGC's ratings were downgraded to BBB- or Baa3, $90 million in par insured could be terminated by one counterparty; and if AGC's ratings were downgraded to BB+ or Ba1, approximately $2.8 billion in par insured could be terminated by the other two counterparties. None of AG Re, AGRO or AGM has any material CDS exposure subject to termination based on its rating. The Company does not believe that it can accurately estimate the termination payments it could be required to make if, as a result of any such downgrade, a CDS counterparty terminated its CDS contracts with the Company. These payments could have a material adverse effect on the Company's liquidity and financial condition.

        Under a limited number of other CDS contracts, the Company may be required to post eligible securities as collateral—generally cash or U.S. government or agency securities. For certain of such contracts, this requirement is based on a mark-to-market valuation, as determined under the relevant documentation, in excess of contractual thresholds that decline or are eliminated if the ratings of certain of the Company's insurance subsidiaries decline. Under other contracts, the Company has negotiated caps such that the posting requirement cannot exceed a certain amount. As of December 31, 2010, and without giving effect to thresholds that apply at current ratings, the amount of par that is subject to collateral posting is approximately $18.8 billion, for which the Company has agreed to post approximately $765.9 million of collateral. The Company may be required to post additional collateral from time to time, depending on its ratings and on the market values of the transactions subject to the collateral posting. Counterparties have agreed that for approximately $18.0 billion of that $18.8 billion, the maximum amount that the Company could be required to post is capped at $635 million at current rating levels (which amount is included in the $765.9 million as to which the Company has agreed to post). Such cap increases by $50 million to $685 million in the event AGC's ratings are downgraded to A+ or A3. The obligation to post collateral could have a negative effect on the Company's liquidity or cause it to convert assets into eligible securities on terms that are not economically attractive.

The downgrade of the financial strength ratings of AG Re or of AGC gives reinsurance counterparties the right to recapture ceded business, which would lead to a reduction in the Company's unearned premium reserve, net income and future net income.

        Upon AG Re's downgrade by Moody's to A1, it became possible for primary insurance companies that had ceded business to AG Re to recapture a significant portion of the Company's in-force financial guaranty reinsurance business. Subject to the terms of each reinsurance agreement, the ceding company has the right to recapture business ceded to AG Re and assets representing substantially all of the statutory unearned premium and loss reserves (if any) associated with that business. As of December 31, 2010, the amount of statutory unearned premiums, which represents deferred revenue to the Company, subject to recapture was approximately $133.3 million. If this entire amount were recaptured, it would result in a corresponding one-time reduction to net income of approximately $13.0 million.

        In the case of AGC, one ceding company can recapture its portfolio at the company's current ratings and, if AGC were downgraded by Moody's to below Aa3 or by S&P below AA-, an additional portion of its in-force financial guaranty reinsurance business could be recaptured. Subject to the terms of each reinsurance agreement, the ceding company has the right to recapture business ceded to AGC and assets representing substantially all of the statutory unearned premium and loss reserves (if any) associated with that business. As of December 31, 2010, the amount of statutory unearned premiums subject to recapture was approximately $162.0 million. If this entire amount were recaptured, it would result in a corresponding one-time reduction to net income of approximately $23.0 million.

Actions taken by the rating agencies with respect to capital models and rating methodology of the Company's business or changes in capital charges or downgrades of transactions within its insured portfolio may adversely affect its ratings, business prospects, results of operations and financial condition.

        The rating agencies from time to time have evaluated the Company's capital adequacy under a variety of scenarios and assumptions. In the case of Moody's, as a result of changes in its stress loss assumptions related primarily to RMBS exposures, Moody's required the Company to raise additional capital in 2009 in order to maintain the rating levels of certain of its subsidiaries. More recently, as discussed in the "Overview" in "Item 1. Business" S&P released a publication entitled "Request for Comment: Bond Insurance Criteria," in which it proposed changes to its capital adequacy model including significant increases to its capital charges for both public finance and structured finance obligations.

        The rating agencies do not always supply clear guidance on their approach to assessing the Company's capital adequacy and the Company may disagree with the rating agencies' approach and assumptions. Changes in the rating agencies' capital models and rating methodology, including loss assumptions and capital requirements for the Company's investment and insured portfolios, could require the Company to raise additional capital to maintain its current ratings levels, even if there are no adverse developments with respect to any specific investment or insured risk. The amount of such capital required may be substantial, and may not be available to the Company on favorable terms and conditions or at all. Accordingly, the Company cannot ensure that it will seek to, or be able to, complete the capital raising. The failure to raise additional required capital could result in a downgrade of the Company's ratings, which could be one or more ratings categories, and thus have an adverse impact on its business, results of operations and financial condition. See "Risks Related to the Company's Capital and Liquidity Requirements—The Company may require additional capital from time to time, including from soft capital and liquidity credit facilities, which may not be available or may be available only on unfavorable terms."

        The rating agencies assess each individual credit (including potential new credits) insured by the Company based on a variety of factors, including the nature of the credit, the nature of the support or credit enhancement for the credit, its tenor, and its expected and actual performance. This assessment determines the amount of capital the Company is required to maintain against that credit to maintain its financial strength ratings under the relevant rating agency's capital adequacy model. Factors influencing rating agencies' actions, including their assessments of individual credits, are beyond management's control and not always known to the Company. In the event of an actual or perceived deterioration in creditworthiness, a reduction in the underlying rating or a change in a rating agency's capital model methodology, that rating agency may require the Company to increase the amount of capital allocated to support the affected credits, regardless of whether losses actually occur, or against potential new business. Significant reductions in the rating agencies' assessments of credits in the Company's insured portfolio can produce significant increases in the amount of capital required for the Company to maintain its financial strength ratings under the rating agencies' capital adequacy models, which may require the Company to seek additional capital. We cannot assure you that the Company's capital position will be adequate to meet such increased capital requirements or that the Company will be able to secure additional capital, especially at a time of actual or perceived deterioration in the creditworthiness of new or existing credits. Unless the Company is able to increase the amount of its available capital, an increase in the amount of capital the Company is required to maintain its credit ratings under the rating agencies' capital adequacy models could result in a downgrade of the Company's financial strength ratings and could have an adverse effect on its ability to write new business.

        Since 2008, Moody's and S&P have announced the downgrade of, or other negative ratings actions with respect to, a large number of structured finance transactions, including certain transactions that the Company insures. Additional securities in the Company's insured portfolio may be reviewed and downgraded in the future. Moreover, the Company does not know which securities in its insured portfolio already have been reviewed by the rating agencies and if, or when, the rating agencies might review additional securities in its insured portfolio or review again securities that were previously reviewed and/or downgraded. Downgrades of the Company's insured credits will result in higher capital requirements for the Company under the relevant rating agency capital adequacy model. If the additional amount of capital required to support such exposures is significant, the Company may need to undertake certain actions in order to maintain its ratings, including, but not limited to, raising additional capital (which, if available, may not be available on terms and conditions that are favorable to the Company); curtailing new business; or paying to transfer a portion of its in-force business to generate rating agency capital. If the Company is unable to complete any of these capital initiatives, it could suffer ratings downgrades. These capital actions or ratings downgrades could adversely affect the Company's results of operations, financial condition, ability to write new business or competitive positioning.

Risks Related to the AGMH Acquisition

The Company has exposure through financial guaranty insurance policies to AGMH's former financial products business, which the Company did not acquire.

        AGMH, through its former Financial Products Companies, offered AGM-insured GICs and other investment agreements, including medium term notes ("MTNs"). In connection with the AGMH

Acquisition, AGMH and its affiliates transferred their ownership interests in the Financial Products Companies to Dexia Holdings. Even though AGMH no longer owns the Financial Products Companies, AGM's guaranties of the GICs and MTNs and other guaranties related to AGM's MTN business and leveraged lease business generally remain in place. While Dexia and AGMH have entered into a number of agreements pursuant to which Dexia has assumed the credit and liquidity risks associated with AGMH's former Financial Products Business, AGM is still subject to risks in the event Dexia fails to perform. If AGM is required to pay any amounts on or post collateral in respect of financial products issued or executed by the Financial Products Companies, AGM is subject to the risk that (a) it will not receive the guaranty payment from Dexia on a timely basis or at all or (b) the GICs will not be paid from funds received from Dexia or the Belgian state and/or the French state on a timely basis or at all, in which case AGM itself will be required to make the payment under its financial guaranty policies. See "—The Company has substantial exposure to credit and liquidity risks from Dexia and the Belgian and French states." For a description of the agreements entered into with Dexia, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity Arrangements with respect to AGMH's former Financial Products Business."

The Company has substantial exposure to credit and liquidity risks from Dexia and the Belgian and French states.

        Dexia and the Company have entered into a number of agreements intended to protect the Company from having to pay claims on AGMH's former Financial Products Business, which the Company did not acquire. Dexia has agreed to guarantee certain amounts, lend certain amounts or post liquid collateral for or in respect of AGMH's former Financial Products Business. Dexia SA and Dexia Crédit Local S.A. ("DCL"), jointly and severally, have also agreed to indemnify the Company for losses associated with AGMH's former Financial Products Business, including the ongoing Department of Justice and SEC investigations of such business. In addition, the majority of the assets supporting the insured GIC liabilities that constitute part of the former Financial Products Business benefits from a guarantee from the Belgian and French states.

        Furthermore, DCL, acting through its New York Branch, is providing a commitment of up to $991.9 million (originally $1 billion) under a strip coverage liquidity facility in order to make loans to AGM to finance the payment of claims under certain financial guaranty insurance policies issued by AGM or its affiliate that relate to the equity strip portion of leveraged lease transactions insured by AGM. The equity strip portion of the leveraged lease transactions is part of AGMH's financial guaranty business, which the Company did acquire. However, in connection with the AGMH Acquisition, DCL agreed to provide AGM with financing so that AGM could fund its payment of claims made under financial guaranty policies issued in respect of this portion of the business, because the amount of such claims could be quite large and are generally payable within a short time after AGM receives them.

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

        These agreements limit Assured Guaranty's operating and financial flexibility with respect to the operations of AGM. For further discussion of these restrictions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations——Acquisition of AGMH."

Risks Related to the Financial, Credit and Financial Guaranty Markets

Improvement in the recent difficult conditions in the U.S. and world-wide financial markets has been gradual, and the Company's business, liquidity, financial condition and stock price may continue to be adversely affected.

        The Company's loss reserves, profitability, financial position, investment portfolio, cash flow, statutory capital and stock price could be materially affected by the U.S. and global markets. In the U.S., although the National Bureau of Economic Research has declared the recent financial crisis to be over, and the Federal Reserve has shifted its focus from rescuing the U.S. financial system to economic stimulus, the unemployment rate remains high, housing prices have not yet stabilized and the consumer confidence index remains below the long-term average. Internationally, Greece and Ireland have recently accepted rescue packages from EU funds and the International Monetary Fund, and the budget deficits in Portugal, combined with its low growth rate, lead many economists to believe it may need a bailout as well. The Company and its financial position will continue to be subject to risk of the global financial and economic conditions that could materially and negatively affect its ability to access the capital markets, the cost of the Company's debt, the demand for its products, the amount of losses incurred on transactions it guarantees, the value of its investment portfolio, its financial ratings and its stock price.

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

        The economic crisis caused many state and local governments that issue some of the obligations the Company insures to experience significant budget deficits and revenue collection shortfalls that require them to significantly raise taxes and/or cut spending in order to satisfy their obligations. While the U.S. government has provided some financial support to state and local governments, significant budgetary pressures remain. If the issuers of the obligations in the Company's public finance portfolio do not have sufficient funds to cover their expenses and are unable or unwilling to raise taxes, decrease spending or receive federal assistance, the Company may experience increased levels of losses or impairments on its public finance obligations, which would materially and adversely affect its business, financial condition and results of operations.

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

        In addition, obligations supported by specified revenue streams, such as revenue bonds issued by toll road authorities, municipal utilities or airport authorities, may be adversely affected by revenue declines resulting from reduced demand, changing demographics or other factors associated with an economy in which unemployment remains high, housing prices have not yet stabilized and growth is slow. These obligations, which may not necessarily benefit from financial support from other tax revenues or governmental authorities, may also experience increased losses if the revenue streams are insufficient to pay scheduled interest and principal payments.

Adverse developments in the credit and financial guaranty markets have substantially increased uncertainty in the Company's business and may materially and adversely affect its financial condition, results of operations and future business.

        Since mid-2007 there have been several adverse developments in the credit and financial guaranty markets that have affected the Company's business, financial condition, results of operation and future business prospects. In particular, U.S. residential mortgages and RMBS transactions that were issued in the 2005-2007 period have generated losses far higher than originally expected and higher than experienced in the last several decades. This poor performance led to price declines for RMBS securities and the rating agencies downgrading thousands of such transactions. In addition, the material amount of the losses that have been incurred by insurers of these mortgages, such as Fannie Mae or private mortgage insurers, by guarantors of RMBS securities or of securities that contain significant amounts of RMBS, and by purchasers of RMBS securities have resulted in the insolvency or significant financial impairment of many of these companies.

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

        Conversely, in a deteriorating credit environment, credit spreads increase and become "wide", which increases the interest cost savings that financial guaranty insurance may provide and can result in increased demand for financial guaranties by issuers. However, if the weakening credit environment is associated with economic deterioration, the Company's insured portfolio could generate claims and loss payments in excess of normal or historical expectations. In addition, increases in market interest rate levels could reduce new capital markets issuances and, correspondingly, a decreased volume of insured transactions.

Competition in the Company's industry may adversely affect its revenues.

        As described in greater detail under "Competition" in "Item 1. Business," the Company can face competition, either in the form of current or new providers of credit enhancement or in terms of alternative structures or pricing competition. Increased competition could have an adverse effect on the Company's insurance business.

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

        The Company's operating results are affected, in part, by the performance of its investment portfolio which consists primarily of fixed-income securities and short-term investments. As of December 31, 2010, the fixed-income securities and short-term investments had a fair value of approximately $10.4 billion. Credit losses and changes in interest rates could have an adverse effect on its shareholders' equity and investment income. Credit losses result in realized losses on the Company's investment portfolio, which reduce shareholders' equity. Changes in interest rates can affect both shareholders' equity and investment income. For example, if interest rates decline, funds reinvested will earn less than expected, reducing the Company's future investment income compared to the amount it would earn if interest rates had not declined. However, the value of the Company's fixed-rate investments would generally increase if interest rates decreased, resulting in an unrealized gain on investments included in net income and an increase in shareholders' equity. Conversely, if interest rates increase, the value of the investment portfolio will be reduced, resulting in unrealized losses that the Company is required to include in shareholders' equity as a change in accumulated other comprehensive income. Accordingly, interest rate increases could reduce the Company's shareholders' equity.

        As of December 31, 2010, mortgage-backed securities constituted approximately 15.0% of the Company's fixed-income securities and short-term investments. Changes in interest rates can expose the Company to significant prepayment risks on these investments. In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities are prepaid more quickly, requiring the Company to reinvest the proceeds at then-current market rates. During periods of rising interest rates, the frequency of prepayments generally decreases. Mortgage-backed securities having an amortized value less than par (i.e., purchased at a discount to face value) may incur a decrease in yield or a loss as a result of slower prepayment.

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

        The Company's capital requirements depend on many factors, including its in-force book of business and rating agency capital requirements. For example, as discussed in "Risks Related to the Company's Financial Strength and Financial Enhancement Ratings," S&P noted in its January 24, 2011 Request for Comment, that it could lower its financial strength ratings on existing investment-grade bond insurers (which include the Company's insurance subsidiaries) by one or more rating categories if the proposed bond insurance ratings criteria are adopted, unless those bond insurers raise additional capital or reduce risk. The Company also needs capital to pay losses on its insured portfolio and to write new business. Failure to raise additional capital as needed may result in the Company being unable to write new business and may result in the ratings of the Company and its subsidiaries being downgraded by one or more ratings agency.

        The Company's access to external sources of financing, as well as the cost of such financing, is dependent on various factors, including the market supply of such financing, the Company's long-term debt ratings and insurance financial strength ratings and the perceptions of its financial strength and the financial strength of its insurance subsidiaries. The Company's debt ratings are in turn influenced by numerous factors, such as financial leverage, balance sheet strength, capital structure and earnings trends. If the Company's need for capital arises because of significant losses, the occurrence of these losses may make it more difficult for the Company to raise the necessary capital. In light of the uncertainty over the Company's financial strength ratings, the Company expects that it may be difficult to renew or extend existing credit facilities as they expire or run off and any such renewal or extension may involve higher pricing than would typically apply.

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

The Company's holding companies' ability to meet its obligations may be constrained.

        Each of AGL, AGMH and AGUS is a holding company and, as such, has no direct operations of its own. Neither AGL nor AGUS expects to have any significant operations or assets other than its ownership of the shares of its subsidiaries. However, AGL's and AGUS' insurance subsidiaries are subject to regulatory, contractual and rating agency restrictions limiting their ability to declare and to pay dividends and make other payments to AGL. Such dividends and permitted payments are expected to be AGL's and AGUS' primary source of funds to meet ongoing cash requirements, including operating expenses, any future debt service payments and other expenses, and to pay dividends to its shareholders. Accordingly, if AGL's and AGUS' insurance subsidiaries cannot pay sufficient dividends or make other permitted payments to them at the times or in the amounts that they require, it would have an adverse effect on AGL's and AGUS' ability to satisfy their ongoing cash requirements and on their ability to pay dividends to shareholders. If AGL does not pay dividends, the only return on an investment in AGL's shares, if at all, would come from any appreciation in the price of the common shares.

        Furthermore, in connection with the AGMH Acquisition, the Company has committed to the New York Insurance Department that AGM will not pay any dividends for a period of two years from the date of the AGMH Acquisition without its written approval. It also covenanted to Dexia that it would not repurchase, redeem or pay any dividends on any class of its equity interests for a period of three years from the date of the AGMH Acquisition unless AGM had certain minimum ratings from the rating agencies and the aggregate amount of dividends paid in any year does not exceed 125% of AGMH's debt service requirements for that year. See "Risks Related to the AGMH Acquisition—Restrictions on the conduct of AGM's business subsequent to the AGMH Acquisition place limits on the Company's operating and financial flexibility." In addition, to the extent that dividends are paid from AGL's U.S. subsidiaries, they presently would be subject to U.S. withholding tax at a rate of 30%.

        AG Re's and AGRO's dividend distribution are governed by Bermuda law. Under Bermuda law, dividends may only be paid if there are reasonable grounds for believing that the company is, or would after the payment be, able to pay its liabilities as they become due and if the realizable value of its assets would thereby not be less than the aggregate of its liabilities and issued share capital and share premium accounts. Distributions to shareholders may also be paid out of statutory capital, but are subject to a 15% limitation without prior approval of the Authority. Dividends are limited by requirements that the subject company must at all times (i) maintain the minimum solvency margin required under the Insurance Act and the enhanced capital requirement applicable to it and (ii) have relevant assets in an amount at least equal to 75% of relevant liabilities, both as defined under the Insurance Act. AG Re, as a Class 3B insurer, is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the Authority an affidavit stating that it will continue to meet the required margins. Any distribution which results in a reduction of 15% of more of the company's total statutory capital, as set out in its previous year's financial statements, would require the prior approval of the Authority.

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

        The Company's ultimate exposure to a single name may exceed its underwriting guidelines, and an event with respect to a single name may cause a significant loss. The Company seeks to reduce this risk by managing exposure to large single risks, as well as concentrations of correlated risks, through tracking its aggregate exposure to single names in its various lines of business, establishing underwriting criteria to manage risk aggregations, and utilizing reinsurance and other risk mitigation measures. The Company may insure and has insured individual public finance and asset-backed risks well in excess of $1 billion. Should the Company's risk assessments prove inaccurate and should the applicable limits prove inadequate, the Company could be exposed to larger than anticipated losses, and could be required by the rating agencies to hold additional capital against insured exposures whether or not downgraded by the rating agencies.

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

        As of December 31, 2010, 19% of the Company's financial guaranty direct exposures have been executed as credit derivatives. Traditional financial guaranty insurance provides an unconditional and irrevocable guaranty that protects the holder of a municipal finance or structured finance obligation against non-payment of principal and interest, while credit derivatives provide protection from the occurrence of specified credit events, including non-payment of principal and interest. In general, the Company structures credit derivative transactions such that circumstances giving rise to its obligation to make payments are similar to that for financial guaranty policies and generally occur as losses are realized on the underlying reference obligation. The tenor of credit derivatives exposures, like exposure under financial guaranty insurance policies, is also generally for as long as the reference obligation remains outstanding.

        Nonetheless, credit derivative transactions are governed by ISDA documentation and operate differently from financial guaranty insurance policies. For example, the Company's control rights with respect to a reference obligation under a credit derivative may be more limited than when it issues a financial guaranty insurance policy on a direct primary basis. In addition, a credit derivative may be terminated for a breach of the ISDA documentation or other specific events, unlike financial guaranty insurance policies. In some of the Company's older credit derivative transactions, one such specified event is the failure of AGC to maintain specified financial strength ratings. If a credit derivative is terminated, the Company could be required to make a mark-to-market payment as determined under the ISDA documentation. In addition, under a limited number of credit derivative contracts, the Company may be required to post eligible securities as collateral, generally cash or U.S. government or agency securities, under specified circumstances. The need to post collateral under these transactions is generally based on mark-to-market valuation in excess of contractual thresholds. The particular thresholds decline if the Company's ratings decline. See "Risks Related to the Company's Financial Strength and Financial Enhancement Ratings—A downgrade of the financial strength or financial enhancement ratings of any of the Company's insurance and reinsurance subsidiaries would adversely affect its business and prospects and, consequently, its results of operations and financial condition."

Further downgrades of one or more of the Company's reinsurers could reduce the Company's capital adequacy and return on equity.

        At December 31, 2010, the Company had ceded approximately 9.4% of its principal amount of insurance outstanding to third party reinsurers. In evaluating the credits insured by the Company, securities rating agencies allow capital charge "credit" for reinsurance based on the reinsurers' ratings. In recent years, a number of the Company's reinsurers were downgraded by one or more rating agencies, resulting in decreases in the credit allowed for reinsurance and in the financial benefits of using reinsurance under existing rating agency capital adequacy models. Many of the Company's reinsurers have already been downgraded to single-A or below by one or more rating agencies. The Company could be required to raise additional capital to replace the lost reinsurance credit in order to satisfy rating agency and regulatory capital adequacy and single risk requirements. The rating agencies' reduction in credit for reinsurance could also ultimately reduce the Company's return on equity to the extent that ceding commissions paid to the Company by the reinsurers were not adequately increased to compensate for the effect of any additional capital required. In addition, downgraded reinsurers may default on amounts due to the Company and such reinsurer obligations may not be adequately collateralized, resulting in additional losses to the Company and a reduction in its shareholders' equity and net income.

The performance of the Company's invested assets affects its results of operations and cash flows.

        Investment income from the Company's investment portfolio is one of the primary sources of cash flows supporting its operations and claim payments. For the years ended December 31, 2010, 2009 and 2008, the Company's net investment income was $354.7 million, $259.2 million and $162.6 million, respectively. If the Company's calculations with respect to its policy liabilities are incorrect or other unanticipated payment obligations arise, or if the Company improperly structures its investments to meet these liabilities, it could have unexpected losses, including losses resulting from forced liquidation of investments before their maturity.

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

        The Bermuda government's policy places a six year term limit on individuals with work permits, subject to specified exemptions for persons deemed to be key employees. All of the Company's Bermuda-based employees who require work permits have been granted permits by the Bermuda government. It is possible that the Company could lose the services of one or more of its key employees if the Company is unable to obtain or renew their work permits.

The regulatory systems under which the Company operates, and recent changes and potential changes thereto, could have a significant and negative effect on its business.

        The Bermuda Monetary Authority has stated that achieving equivalence with European Union regulators under the Solvency II Directive (expected to become effective in late 2012 or early 2013) is one of its key strategic objectives. To that end, the Authority has introduced (and is in the process of introducing) regulations that, among other things, implements a group supervision regime and enhances the capital and solvency framework applicable to Bermuda insurers. The regulations and the proposed regulations, if implemented, may have an impact on the Company's operations.

 Risks Related to GAAP and Applicable Law

Marking-to-market the Company's insured credit derivatives portfolio may subject net income to volatility.

        The Company is required to mark-to-market certain derivatives that it insures, including CDS that are considered derivatives under accounting principles generally accepted in the United States of America ("GAAP"). Although there is no cash flow effect from this "marking-to-market," net changes in the fair market value of the derivative are reported in the Company's consolidated statements of operations and therefore affect its reported earnings. As a result of such treatment, and given the large principal balance of the Company's CDS portfolio, small changes in the market pricing for insurance of CDS will generally result in the Company recognizing material gains or losses, with material market price increases generally resulting in large reported losses under GAAP. Accordingly, the Company's GAAP earnings will be more volatile than would be suggested by the actual performance of its business operations and insured portfolio.

        The fair value of a credit derivative will be affected by any event causing changes in the credit spread (i.e., the difference in interest rates between comparable securities having different credit risk) on an underlying security referenced in the credit derivative. Common events that may cause credit spreads on an underlying municipal or corporate security referenced in a credit derivative to fluctuate include changes in the state of national or regional economic conditions, industry cyclicality, changes to a company's competitive position within an industry, management changes, changes in the ratings of the underlying security, movements in interest rates, default or failure to pay interest, or any other factor leading investors to revise expectations about the issuer's ability to pay principal and interest on its debt obligations. Similarly, common events that may cause credit spreads on an underlying structured security referenced in a credit derivative to fluctuate may include the occurrence and severity of collateral defaults, changes in demographic trends and their impact on the levels of credit enhancement, rating changes, changes in interest rates or prepayment speeds, or any other factor leading investors to revise expectations about the risk of the collateral or the ability of the servicer to collect payments on the underlying assets sufficient to pay principal and interest. The fair value of credit derivative contracts also reflects the change in the Company's own credit cost, based on the price to purchase credit protection on AGC. For discussion of the Company's fair value methodology for credit derivatives, see Note 6 to "Item 8. Financial Statements and Supplementary Data."

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

        The Company's businesses are subject to direct and indirect regulation under state insurance laws, federal securities, commodities and tax laws affecting public finance and asset backed obligations, and federal regulation of derivatives, as well as applicable laws in the other countries in which the Company operates. Future legislative, regulatory, judicial or other legal changes in the jurisdictions in which the Company does business may adversely affect its ability to pursue its current mix of business, thereby materially impacting its financial results by, among other things, limiting the types of risks it may insure, lowering applicable single or aggregate risk limits, increasing required reserves, increasing the level of supervision or regulation to which the Company's operations may be subject, imposing restrictions that make the Company's products less attractive to potential buyers, lowering the profitability of the Company's business activities, requiring the Company to change certain of its business practices and exposing it to additional costs (including increased compliance costs).

        In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") signed into law on July 21, 2010 could result in requirements to maintain capital and/or post margin with respect to any future derivative transactions and possibly its existing insured derivatives portfolio. It is also possible that the Dodd-Frank Act could extend even more broadly to encompass the Company's financial guaranty insurance business. The magnitude of any capital or margin requirements, as well as the extent to which such requirements would apply in respect of the Company's existing derivatives or insured portfolio, will depend primarily on rulemaking by the SEC and Commodity Futures Trading Commission. As discussed in "Risks Related to the Company's Capital and Liquidity Requirements—The Company may require additional capital from time to time, including from soft capital and liquidity credit facilities, which may not be available or may be available only on unfavorable terms," we cannot assure you that we will be able to obtain, or obtain on favorable terms, any additional capital that may be required by the Dodd-Frank Act. If the new regulations require a substantial amount of collateral to be posted, this could have material adverse effects on the Company's financial condition, liquidity and results of operation.

        As a result of the Dodd-Frank Act, the Company and its affiliates may also be required to clear or exchange trade some or all of the swap transactions they enter into, which could result in higher cost, less transaction flexibility and more price disclosure. The requirements of the legislation could render it uneconomic for the Company to continue to offer insurance on credit derivative transactions. The Company has not provided credit protection through a CDS since early 2009, other than in connection with loss mitigation and other remediation efforts relating to its existing book of business.

        Generally, the Dodd-Frank Act requirements will become effective on the later of enactment plus 360 days or 90 days following promulgation of final rules by the relevant regulator. These requirements, as well as others that could be applied to the Company as a result of the legislation, could limit the Company's ability to conduct certain lines of business, subject the Company to enhanced business conduct standards when transacting with certain end-users, materially impact the market demand for derivatives and/or the Company's ability to enter into derivative transactions and/or otherwise adversely affect its future results of operations. Because many provisions of the Dodd-Frank Act will be implemented through agency rulemaking processes, which have not been completed, we cannot predict the impact on the Company and its business.

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

        In addition, in 2010, bills that had been introduced into the New York General Assembly and the New York Senate in 2009 to amend the New York Insurance Law to enhance the regulation of financial guaranty insurers were reintroduced for the 2010 sessions. Although they were not enacted, if they are reintroduced and ultimately enacted, such new rules may have the effect of increasing the Company's required reserves or lowering the single risk limits applicable to transactions the Company is considering, resulting in limitations on the amount of new structured finance business AGC may write. At this time it is not possible to predict if any such new rules will be implemented or legislation enacted.

        Other potential actions that could materially affect the Company's business include government support for new or existing competitors; and federal government programs for states and municipalities that might adversely impact the demand for insured bonds. Such initiatives introduce a level of uncertainty into how the Company conducts its business and into the types of business the Company is able to conduct.

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

        AGL is subject to Bermuda regulatory requirements that affect its ability to pay dividends on common shares and to make other payments. Under the Bermuda Companies Act 1981, as amended, AGL may declare or pay a dividend only (1) if it has reasonable grounds for believing that it is, and after the payment would be, able to pay its liabilities as they become due and (2) if the realizable value of its assets would not be less than the aggregate of its liabilities and issued share capital and share premium accounts. While AGL currently intends to pay dividends on its common shares, investors who require dividend income should carefully consider these risks before investing in AGL.

        In addition, if, pursuant to the insurance laws and related regulations of Bermuda, Maryland and New York, AGL's insurance subsidiaries cannot pay sufficient dividends to AGL at the times or in the amounts that it requires, it would have an adverse effect on AGL's ability to pay dividends to shareholders. See "Risks Related to the Company's Capital and Liquidity Requirements—The Company's ability to meet its obligations may be constrained."

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

        While AGL's Bye-Laws limit the voting power of any shareholder to less than 10%, we cannot assure you that the applicable regulatory body would agree that a shareholder who owned 10% or more of its common shares did not control the applicable insurance company subsidiary, notwithstanding the limitation on the voting power of such shares.

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

        The Company manages its business so that AGL and its foreign subsidiaries (other than AGRO and AGE) operate in such a manner that none of them should be subject to U.S. federal tax (other than U.S. excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks, and U.S. withholding tax on certain U.S. source investment income). However, because there is considerable uncertainty as to the activities which constitute being engaged in a trade or business within the U.S., the Company cannot be certain that the IRS will not contend successfully that AGL or any of its foreign subsidiaries (other than AGRO and AGE) is/are engaged in a trade or business in the U.S. If AGL and its foreign subsidiaries (other than AGRO and AGE) were considered to be engaged in a trade or business in the U.S., each such company could be subject to U.S. corporate income and branch profits taxes on the portion of its earnings effectively connected to such U.S. business.

AGL and its Bermuda subsidiaries may become subject to taxes in Bermuda after March 2016, which may have a material adverse effect on the Company's results of operations and on an investment in the Company.

        The Bermuda Minister of Finance, under Bermuda's Exempted Undertakings Tax Protection Act 1966, as amended, has given AGL and its Bermuda Subsidiaries an assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then subject to certain limitations the imposition of any such tax will not be applicable to AGL or its Bermuda Subsidiaries, or any of AGL's or its subsidiaries' operations, shares, debentures or other obligations until March 28, 2016. Given the limited duration of the Minister of Finance's assurance, the Company cannot be certain that it will not be subject to Bermuda tax after March 28, 2016. The Bermuda Ministry of Finance announced in November 2010 that the standard assurance will be extended to March 31, 2035, but the required legislation for this has not yet come into force.

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

U.S. Persons who hold 10% or more of AGL's shares directly or through foreign entities may be subject to taxation under the U.S. controlled foreign corporation rules.

        Each 10% U.S. shareholder of a foreign corporation that is a controlled foreign corporation ("CFC") for an uninterrupted period of 30 days or more during a taxable year, and who owns shares in the foreign corporation directly or indirectly through foreign entities on the last day of the foreign corporation's taxable year on which it is a CFC, must include in its gross income for U.S. federal income tax purposes its pro rata share of the CFC's "subpart F income," even if the subpart F income is not distributed. In addition, upon a sale of shares of a CFC, 10% U.S. shareholders may be subject to U.S. federal income tax on a portion of their gain at ordinary income rates.

        The Company believes that because of the dispersion of the share ownership in AGL, provisions in AGL's Bye-Laws that limit voting power, contractual limits on voting power and other factors, no U.S. Person who owns AGL's shares directly or indirectly through foreign entities should be treated as a 10% U.S. shareholder of AGL or of any of its foreign subsidiaries. It is possible, however, that the IRS could challenge the effectiveness of these provisions and that a court could sustain such a challenge, in which case such U.S. Person may be subject to taxation under U.S. tax rules.

U.S. Persons who hold shares may be subject to U.S. income taxation at ordinary income rates on their proportionate share of the Company's related person insurance income.

        If:

  •
  the Company is 25% or more owned directly, indirectly through foreign entities or by attribution by U.S. Persons;

  •
  the gross RPII of AG Re or any other AGL foreign subsidiary engaged in the insurance business that has not made an election under section 953(d) of the Code to be treated as a U.S. corporation for all U.S. tax purposes or are CFCs owned directly or indirectly by AGUS (each, with AG Re, a "Foreign Insurance Subsidiary") were to equal or exceed 20% of such Foreign Insurance Subsidiary's gross insurance income in any taxable year; and

  •
  direct or indirect insureds (and persons related to such insureds) own (or are treated as owning directly or indirectly through entities) 20% or more of the voting power or value of the Company's shares, then a U.S. Person who owns AGL's shares (directly or indirectly through foreign entities) on the last day of the taxable year would be required to include in its income for U.S. federal income tax purposes such person's pro rata share of such Foreign Insurance Subsidiary's RPII for the entire taxable year, determined as if such RPII were distributed proportionately only to U.S. Persons at that date, regardless of whether such income is distributed. In addition, any RPII that is includible in the income of a U.S. tax-exempt organization may be treated as unrelated business taxable income.

        The amount of RPII earned by a Foreign Insurance Subsidiary (generally, premium and related investment income from the direct or indirect insurance or reinsurance of any direct or indirect U.S. holder of shares or any person related to such holder) will depend on a number of factors, including the geographic distribution of a Foreign Insurance Subsidiary's business and the identity of persons directly or indirectly insured or reinsured by a Foreign Insurance Subsidiary. The Company believes that each of its Foreign Insurance Subsidiaries either should not in the foreseeable future have RPII income which equals or exceeds 20% of its gross insurance income or have direct or indirect insureds, as provided for by RPII rules, that directly or indirectly own 20% or more of either the voting power or value of AGL's shares. However, the Company cannot be certain that this will be the case because some of the factors which determine the extent of RPII may be beyond its control.

U.S. Persons who dispose of AGL's shares may be subject to U.S. income taxation at dividend tax rates on a portion of their gain, if any.

        The meaning of the RPII provisions and the application thereof to AGL and its Foreign Insurance Subsidiaries is uncertain. The RPII rules in conjunction with section 1248 of the Code provide that if a U.S. Person disposes of shares in a foreign insurance corporation in which U.S. Persons own (directly, indirectly, through foreign entities or by attribution) 25% or more of the shares (even if the amount of gross RPII is less than 20% of the corporation's gross insurance income and the ownership of its shares by direct or indirect insureds and related persons is less than the 20% threshold), any gain from the disposition will generally be treated as dividend income to the extent of the holder's share of the corporation's undistributed earnings and profits that were accumulated during the period that the holder owned the shares. This provision applies whether or not such earnings and profits are attributable to RPII. In addition, such a holder will be required to comply with certain reporting requirements, regardless of the amount of shares owned by the holder.

        In the case of AGL's shares, these RPII rules should not apply to dispositions of shares because AGL is not itself directly engaged in the insurance business. However, the RPII provisions have never been interpreted by the courts or the U.S. Treasury Department in final regulations, and regulations interpreting the RPII provisions of the Code exist only in proposed form. It is not certain whether these regulations will be adopted in their proposed form, what changes or clarifications might ultimately be made thereto, or whether any such changes, as well as any interpretation or application of the RPII rules by the IRS, the courts, or otherwise, might have retroactive effect. The U.S. Treasury Department has authority to impose, among other things, additional reporting requirements with respect to RPII.

U.S. Persons who hold common shares will be subject to adverse tax consequences if AGL is considered to be a "passive foreign investment company" for U.S. federal income tax purposes.

        If AGL is considered a passive foreign investment company ("PFIC") for U.S. federal income tax purposes, a U.S. Person who owns any shares of AGL will be subject to adverse tax consequences that could materially adversely affect its investment, including subjecting the investor to both a greater tax liability than might otherwise apply and an interest charge. The Company believes that AGL is not, and currently does not expect AGL to become, a PFIC for U.S. federal income tax purposes; however, there can be no assurance that AGL will not be deemed a PFIC by the IRS.

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

Scope of Application of Recently Enacted Legislation is Uncertain

        Congress recently enacted legislation that would require any non-U.S. entity that is characterized as a "foreign financial institution" ("FFI") to enter into an agreement with the Internal Revenue Service that would require the FFI to obtain information about the FFI's financial account owners, including its shareholders and noteholders other than holders of shares or notes that are regularly traded on an established securities market ("Non-Publicly Traded Securities Holders"), and to disclose information about its U.S. Non-Publicly Traded Securities Holders to the IRS. This legislation generally also would impose a 30% withholding tax on certain payments of U.S. source income to the FFI if it does not enter into the agreement, is unable to obtain information about its U.S. Non-Publicly Traded Securities Holders or otherwise fails to satisfy its obligations under the agreement. Additionally, even if the FFI does enter into such an agreement with the IRS, the 30% withholding tax could be imposed on Non-Publicly Traded Securities Holders that do not provide the required information. If the FFI cannot satisfy these obligations, payments of U.S. source income made after December 31, 2012 to the FFI or payments by the FFI to the Non-Publicly Traded Securities Holders after this date generally would be subject to such withholding tax under the legislation. Further, if the non-U.S. entity is not characterized as an FFI, it generally would be subject to such 30% withholding tax on certain payments of U.S. source income unless it either provides information to withholding agents with respect to its "substantial U.S. owners" or makes certain certifications, with an exception to this rule provided for a corporation the stock of which is regularly traded on an established securities market and subsidiaries of such corporation. Although this recently enacted legislation does not appear to be intended to apply to AGL or its non-U.S. subsidiaries, the scope of this legislation is unclear. As a result, Non-Publicly Traded Securities Holders may be required to provide any information that AGL determines necessary to avoid the imposition of such withholding tax in order to allow AGL to satisfy such obligations. The U.S. Treasury is expected to issue regulations clarifying the scope of this legislation, and such regulations could have an adverse impact on us. In the event that this withholding tax is imposed, our results of operations could be materially adversely affected.

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

        In connection with the AGMH Acquisition, AGMH likely experienced an "ownership change" within the meaning of Section 382 of the Code. The Company has concluded that the Section 382 limitations as discussed in "An ownership change under Section 382 of the Code could have adverse U.S. federal tax consequences" are unlikely to have any material tax or accounting consequences. However, this conclusion is based on a variety of assumptions, including the Company's estimates regarding the amount and timing of certain deductions and future earnings, any of which could be incorrect. Accordingly, there can be no assurance that these limitations would not have an adverse effect on the Company's financial condition or that such adverse effects would not be material.

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

        The market price of AGL's common shares has experienced, and may continue to experience, significant volatility. Numerous factors, including many over which the Company has no control, may have a significant impact on the market price of its common shares. These risks include those described or referred to in this "Risk Factors" section as well as, among other things:

  •
  investor perceptions of the Company, its prospects and that of the financial guaranty industry and the markets in which the Company operates;

  •
  the Company's operating and financial performance;

  •
  the Company's access to financial and capital markets to raise additional capital, refinance its debt or replace existing senior secured credit and receivables-backed facilities;

  •
  the Company's ability to repay debt;

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

        Future sales or other dilution of AGL's equity may adversely affect the market price of its common shares and equity-linked securities. For example, as discussed under "Risks Related to the Company's Financial Strength and Financial Enhancement Ratings—A downgrade of the financial strength or financial enhancement ratings of any of the company's insurance and reinsurance subsidiaries would adversely affect its business and prospects and, consequently, its results of operations and financial condition," if S&P adopts revised ratings criteria for bond insurers, the Company may need to raise additional capital (which it may do by issuing equity) in order to maintain its current financial strength ratings. In addition, WLR Recovery Fund IV, L.P., which as of February 23, 2011 owned approximately 8.7% of AGL's common shares, has registration rights with respect to such common shares. The market price of AGL's common shares could decline as a result of sales of a large number of common shares or similar securities in the market or the perception that such sales could occur.

Anti-takeover provisions in AGL's Bye-Laws could impede an attempt to replace or remove its directors, which could diminish the value of its common shares.

        AGL's Bye-Laws contain provisions that may make it more difficult for shareholders to replace directors even if the shareholders consider it beneficial to do so. In addition, these provisions could delay or prevent a change of control that a shareholder might consider favorable. For example, these provisions may prevent a shareholder from receiving the benefit from any premium over the market price of AGL's common shares offered by a bidder in a potential takeover. Even in the absence of an attempt to effect a change in management or a takeover attempt, these provisions may adversely affect the prevailing market price of AGL's common shares if they are viewed as discouraging takeover attempts in the future. See "Other Provisions of AGL's Bye-Laws—AGL's Board of Directors and Corporate Action" in "Item 1. Business" for a description of a proposal on which shareholders will be asked to vote at the Company's annual general meeting in May 2011, to amend AGL's Bye-Laws to eliminate the classified board structure and provide for the annual election of all directors.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        The principal executive offices of AGL and AG Re consist of approximately 8,250 square feet of office space located in Hamilton, Bermuda. The lease for this space expires in April 2015.

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

ITEM 3.    LEGAL PROCEEDINGS

        Lawsuits arise in the ordinary course of the Company's business. It is the opinion of the Company's management, based upon the information available, that the expected outcome of litigation against the Company, individually or in the aggregate, will not have a material adverse effect on the Company's financial position or liquidity, although an adverse resolution of litigation against the Company could have a material adverse effect on the Company's results of operations in a particular quarter or fiscal year. In addition, in the ordinary course of their respective businesses, certain of the Company's subsidiaries assert claims in legal proceedings against third parties to recover losses paid in prior periods. For example, as described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Consolidated Results of Operations—Recovery Litigation," as of the date of this filing, AGC and AGM have filed complaints against certain sponsors and underwriters of RMBS securities that AGC or AGM had insured, alleging, among other claims, that such persons had breached representations and warranties ("R&W") in the transaction documents, failed to cure or repurchase defective loans and/or violated state securities laws. The amounts, if any, the Company will recover in proceedings to recover losses are uncertain, and recoveries, or failure to obtain recoveries, in any one or more of these proceedings during any quarter or fiscal year could be material to the Company's results of operations in that particular quarter or fiscal year.

Proceedings Relating to the Company's Financial Guaranty Business

        The Company has received subpoenas duces tecum and interrogatories from the State of Connecticut Attorney General and the Attorney General of the State of California related to antitrust concerns associated with the methodologies used by rating agencies for determining the credit rating of municipal debt, including a proposal by Moody's to assign corporate equivalent ratings to municipal obligations, and the Company's communications with rating agencies. The Company has satisfied such requests. It may receive additional inquiries from these or other regulators and expects to provide additional information to such regulators regarding their inquiries in the future.

        Beginning in December 2008, AGM and various other financial guarantors have been named in complaints filed in the Superior Court, San Francisco County, California. Since that time, plaintiffs' counsel has filed amended complaints and added additional plaintiffs. As of the date of this filing, the plaintiffs with complaints against AGM and AGC, among other financial guaranty insurers, are: (a) City of Los Angeles, acting by and through the Department of Water and Power; (b) City of Sacramento; (c) City of Los Angeles; (d) City of Oakland; (e) City of Riverside; (f) City of Stockton; (g) County of Alameda; (h) County of Contra Costa; (i) County of San Mateo; (j) Los Angeles World Airports; (k) City of Richmond; (l) Redwood City; (m) East Bay Municipal Utility District; (n) Sacramento Suburban Water District; (o) City of San Jose; (p) County of Tulare; (q) The Regents of the University of California; (r) The Redevelopment Agency of the City of Riverside; (s) The Public Financing Authority of the City of Riverside; (t) The Jewish Community Center of San Francisco; (u) The San Jose Redevelopment Agency; and (v) The

Olympic Club. Complaints filed by the City and County of San Francisco and the Sacramento Municipal Utility District were subsequently dismissed against AGC and AGM.

        At a hearing on March 1, 2010, the court struck all of the plaintiffs' complaints with leave to amend. The court instructed plaintiffs to file one consolidated complaint. On October 13, 2010, plaintiffs' counsel filed three consolidated complaints, two of which also added the three major credit rating agencies as defendants in addition to the financial guaranty insurers. In November 2010, the credit rating agency defendants filed a motion to remove the cases to the Northern District of California and plaintiffs responded with a motion to remand the cases back to California state court. On January 31, 2011, the court for the Northern District of California granted plaintiffs' motion and the action was remanded to the Superior Court, San Francisco County, California.

        These complaints allege that the financial guaranty insurer defendants (i) participated in a conspiracy in violation of California's antitrust laws to maintain a dual credit rating scale that misstated the credit default risk of municipal bond issuers and created market demand for municipal bond insurance, (ii) participated in risky financial transactions in other lines of business that damaged each insurer's financial condition (thereby undermining the value of each of their guaranties), and (iii) failed to adequately disclose the impact of those transactions on their financial condition. In addition to their antitrust claims, various plaintiffs in these actions assert claims for breach of the covenant of good faith and fair dealing, fraud, unjust enrichment, negligence, and negligent misrepresentation. The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys' fees, costs and other expenses. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits.

        In August 2008, a number of financial institutions and other parties, including AGM and other bond insurers, were named as defendants in a civil action brought in the circuit court of Jefferson County, Alabama relating to the County's problems meeting its debt obligations on its $3.2 billion sewer debt: Charles E. Wilson vs. JPMorgan Chase & Co et al (filed the Circuit Court of Jefferson County, Alabama), Case No. 01-CV-2008-901907.00, a putative class action. The action was brought on behalf of rate payers, tax payers and citizens residing in Jefferson County, and alleges conspiracy and fraud in connection with the issuance of the County's debt. The complaint in this lawsuit seeks equitable relief, unspecified monetary damages, interest, attorneys' fees and other costs. On January, 13, 2011, the circuit court issued an order denying a motion by the bond insurers and other defendants to dismiss the action. Defendants, including the bond insurers, have petitioned the Alabama Supreme Court for a writ of mandamus to the circuit court vacating such order and directing the dismissal with prejudice of plaintiffs' claims for lack of standing. The Company cannot reasonably estimate the possible loss or range of loss that may arise from this lawsuit.

        In September 2010, AGM, among others, was named as a defendant in an interpleader complaint filed by Wells Fargo Bank, N.A., as trust administrator, in the United States District Court, Southern District of New York. The interpleader complaint relates to the MASTR Adjustable Rate Mortgages Trust 2006-OA2, Mortgage Pass-Through Certificates, Series 2006-OA2 RMBS transaction, in which AGM had insured certain classes of certificates. Certain holders of uninsured certificates have disputed payments made by the trust administrator to reimburse AGM for claims it had paid under its financial guaranty policy. The trust administrator seeks adjudication of the priority of AGM's reimbursements. The Company has submitted a motion for judgment on the pleadings that is being reviewed by the court. If the decision is adverse to AGM, total unreimbursed claims is uncertain but could be as much as approximately $144 million (on a gross undiscounted basis, without taking into account the benefit of R&W recoveries) over the life of the transaction. The Company intends to defend this action and to pursue its rights under the transaction documents vigorously.

Proceedings Related to AGMH's Former Financial Products Business

        The following is a description of legal proceedings involving AGMH's former Financial Products Business. Although the Company did not acquire AGMH's former Financial Products Business, which included AGMH's former GICs business, medium term notes business and portions of the leveraged lease businesses, certain legal proceedings relating to those businesses are against entities which the Company did acquire. While Dexia SA and DCL, jointly and severally, have agreed to indemnify the

Company against liability arising out of the proceedings described below in this "—Proceedings Related to AGMH's Former Financial Products Business" section, such indemnification might not be sufficient to fully hold the Company harmless against any injunctive relief or criminal sanction that is imposed against AGMH or its subsidiaries.

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

        Five of these cases named both AGMH and AGM: (a) Hinds County, Mississippi v. Wachovia Bank, N.A.; (b) Fairfax County, Virginia v. Wachovia Bank, N.A.; (c) Central Bucks School District, Pennsylvania v. Wachovia Bank, N.A.; (d) Mayor and City Council of Baltimore, Maryland v. Wachovia Bank, N.A.; and (e) Washington County, Tennessee v. Wachovia Bank N.A. In April 2009, the MDL 1950 court granted the defendants' motion to dismiss on the federal claims, but granted leave for the plaintiffs to file a second amended complaint. In June 2009, interim lead plaintiffs' counsel filed a Second Consolidated Amended Class Action Complaint. The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys' fees and other costs. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits; although the Second Consolidated Amended Class Action Complaint currently describes some of AGMH's and AGM's activities, it does not name those entities as defendants. In March 2010, the MDL 1950 court denied the named defendants' motions to dismiss the Second Consolidated Amended Class Action Complaint.

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

        In 2008, AGMH and AGM also were named in five non-class action lawsuits originally filed in the California Superior Courts alleging violations of California law related to the municipal derivatives industry: (a) City of Los Angeles, California v. Bank of America, N.A.; (b) City of Stockton, California v. Bank of America, N.A.; (c) County of San Diego, California v. Bank of America, N.A.; (d) County of San Mateo, California v. Bank of America, N.A.; and (e) County of Contra Costa, California v. Bank of America, N.A. Amended complaints in these actions were filed in September 2009, adding a federal antitrust claim and naming AGM (but not AGMH) and AGUS, among other defendants. These cases have been transferred to the Southern District of New York and consolidated with MDL 1950 for pretrial proceedings.

        In late 2009, AGM and AGUS, among other defendants, were named in six additional non-class action cases filed in federal court, which also have been coordinated and consolidated for pretrial proceedings with MDL 1950: (f) City of Riverside, California v. Bank of America, N.A.; (g) Sacramento Municipal Utility District v. Bank of America, N.A.; (h) Los Angeles World Airports v. Bank of America, N.A.; (i) Redevelopment Agency of the City of Stockton v. Bank of America, N.A.; (j) Sacramento Suburban Water District v. Bank of America, N.A.; and (k) County of Tulare, California v. Bank of America, N.A.

        The MDL 1950 court denied AGM and AGUS's motions to dismiss these eleven complaints in April 2010. Amended complaints were filed in May 2010. On October 29, 2010, AGM and AGUS were voluntarily dismissed with prejudice from the Sacramento Municipal Utility District case only. The complaints in these lawsuits generally seek or sought unspecified monetary damages, interest, attorneys' fees, costs and other expenses. The Company cannot reasonably estimate the possible loss or range of loss that may arise from the remaining lawsuits.

        In May 2010, AGM and AGUS, among other defendants, were named in five additional non-class action cases filed in federal court in California: (a) City of Richmond, California v. Bank of America, N.A. (filed on May 18, 2010, N.D. California); (b) City of Redwood City, California v. Bank of America, N.A. (filed on May 18, 2010, N.D. California); (c) Redevelopment Agency of the City and County of San Francisco, California v. Bank of America, N.A. (filed on May 21, 2010, N.D. California); (d) East Bay Municipal Utility District, California v. Bank of America, N.A. (filed on May 18, 2010, N.D. California) ; and (e) City of San Jose and the San Jose Redevelopment Agency, California v. Bank of America, N.A (filed on May 18, 2010, N.D. California). These cases have also been transferred to the Southern District of New York and consolidated with MDL 1950 for pretrial proceedings. In September 2010, AGM and AGUS, among other defendants, were named in a sixth additional non-class action filed in federal court in New York, but which alleges violation of New York's Donnelly Act in addition to federal antitrust law: Active Retirement Community, Inc. d/b/a Jefferson's Ferry v. Bank of America, N.A. (filed on September 21, 2010, E.D. New York), which has also been transferred to the Southern District of New York and consolidated with MDL 1950 for pretrial proceedings. In late December 2010, AGM and AGUS, among other defendants, were named in a seventh additional non-class action filed in federal court in the Central District of California, Los Angeles Unified School District v. Bank of America, N.A., and in an eighth additional non-class action filed in federal court in the Southern District of New York, Kendal on Hudson, Inc. v. Bank of America, N.A. These cases also have been consolidated with MDL 1950 for pretrial proceedings. The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys' fees, costs and other expenses. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits.

        In January 2011, AGM and AGUS, among other defendants, were named in an additional non-class action case filed in federal court in New York, which alleges violation of New York's Donnelly Act in addition to federal antitrust law: Peconic Landing at Southold, Inc. v. Bank of America, N.A. This case has been noticed as a tag-along action to MDL 1950. The complaint in this lawsuit generally seeks unspecified monetary damages, interest, attorneys' fees, costs and other expenses. The Company cannot reasonably estimate the possible loss or range of loss that may arise from this lawsuit.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this report.

Executive Officers of the Company

        The table below sets forth the names, ages, positions and business experience of the executive officers of Assured Guaranty Ltd.

Name	Age	Position(s)
Dominic J. Frederico	58	President and Chief Executive Officer; Deputy Chairman
Séan McCarthy	51	Chief Operating Officer
Robert B. Mills	61	Chief Financial Officer
James M. Michener	58	General Counsel and Secretary
Robert A. Bailenson	44	Chief Accounting Officer

        Dominic J. Frederico has been President and Chief Executive Officer of AGL since December 2003. Mr. Frederico served as Vice Chairman of ACE Limited from June 2003 until April 2004 and served as President and Chief Operating Officer of ACE Limited and Chairman of ACE INA Holdings, Inc. from November 1999 to June 2003. Mr. Frederico was a director of ACE Limited since 2001, but retired from that board when his term expired on May 26, 2005. Mr. Frederico has also served as Chairman, President and Chief Executive Officer of ACE INA Holdings, Inc. from May 1999 through November 1999. Mr. Frederico previously served as President of ACE Bermuda Insurance Ltd. from July 1997 to May 1999, Executive Vice President, Underwriting from December 1996 to July 1997, and as Executive Vice President, Financial Lines from January 1995 to December 1996. Prior to joining ACE Limited, Mr. Frederico spent 13 years working for various subsidiaries of American International Group ("AIG"). Mr. Frederico completed his employment at AIG after serving as Senior Vice President and Chief Financial Officer of AIG Risk Management. Before that, Mr. Frederico was Executive Vice President and Chief Financial Officer of UNAT, a wholly owned subsidiary of AIG headquartered in Paris, France.

        Séan W. McCarthy has been Chief Operating Officer of AGL since November 2009. Mr. McCarthy has been a director and the Chief Operating Officer of AGUS since July 2009. Mr. McCarthy has served as a director of AGMH since February 1999. Mr. McCarthy has been Chief Operating Officer of AGMH since January 2002, and prior to that time served as its Executive Vice President from November 1997 until January 2002 and its President from January 2002 until November 2009. He has served as Chief Operating Officer of AGM since July 2009, and prior to that time served as its Chief Operating Officer from November 1997 until November 2000 and its President from November 2000 until July 2009. Mr. McCarthy was named a Managing Director of AGM in March 1989, head of its Financial Guaranty Department in April 1993 and Executive Vice President of AGM in October 1999. He has been a director of AGM since September 1993. Prior to joining AGM in 1988, Mr. McCarthy was a Vice President of PaineWebber Incorporated.

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

        Robert A. Bailenson has been Chief Accounting Officer of AGL since May 2005 and has been with Assured Guaranty and its predecessor companies since 1990. In addition to this position, Mr. Bailenson serves as the Chief Accounting Officer of AGC, a position he has held since 2003. Mr. Bailenson became the Chief Accounting Officer of AGM in July 2009. He was Chief Financial Officer and Treasurer of AG Re from 1999 until 2003 and was previously the Assistant Controller of Capital Re Corp., the Company's predecessor.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        AGL's common shares are listed on the New York Stock Exchange under symbol "AGO." The table below sets forth, for the calendar quarters indicated, the reported high and low sales prices and amount of any cash dividends declared.

Common Stock Prices and Dividends

	2010			2009
	Sales Price		Cash	Sales Price		Cash
	High	Low	Dividends	High	Low	Dividends
First Quarter	$24.40	$19.31	$0.045	$12.79	$2.69	$0.045
Second Quarter	24.90	12.66	0.045	16.07	6.48	0.045
Third Quarter	18.64	12.63	0.045	21.06	10.64	0.045
Fourth Quarter	22.30	16.53	0.045	28.14	16.25	0.045

        On February 23, 2011, the closing price for AGL's common shares on the NYSE was $15.32, and the approximate number of shareholders of record at the close of business on that date was 166.

        AGL is a holding company whose principal source of income is dividends from its operating subsidiaries. The ability of the operating subsidiaries to pay dividends to AGL and AGL's ability to pay dividends to its shareholders are each subject to legal and regulatory restrictions. The declaration and payment of future dividends will be at the discretion of AGL's Board of Directors and will be dependent upon the Company's profits and financial requirements and other factors, including legal restrictions on the payment of dividends and such other factors as the Board of Directors deems relevant. For more information concerning AGL's dividends, please refer to Item 7 under the caption "Liquidity and Capital Resources" and Note 10 "Insurance Company Regulatory Requirements" to the consolidated financial statements in Item 8 of this Form 10-K.

Recent Purchases

        In May 2010, the Company completed a share repurchase program that was authorized in 2007. On August 4, 2010, the Company's Board of Directors approved a new share repurchase program for up to 2.0 million common shares. Share repurchases will take place at management's discretion depending on market conditions. No shares were repurchased in 2010 under this plan.

        The following table reflects AGL's share repurchase activity during the three months ended December 31, 2010. All shares repurchased were for the payment of employee withholding taxes due in connection with the vesting of restricted stock awards.

Share Repurchase Activity

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
October 1 – October 31	106	$18.14	—	2,000,000
November 1 – November 30	—	$—	—	2,000,000
December 1 – December 31	—	$—	—	2,000,000

Total	106	$18.14	—

Performance Graph

        Set forth below are a line graph and a table comparing the dollar change in the cumulative total shareholder return on AGL's common shares from December 31, 2005 through December 31, 2010 as compared to the cumulative total return of the Standard & Poor's 500 Stock Index and the cumulative total return of the Standard & Poor's 500 Financials Index. The chart and table depict the value on December 31, 2005, December 31, 2006, December 31, 2007, December 31, 2008, December 31, 2009 and December 31, 2010 of a $100 investment made on December 31, 2005, with all dividends reinvested:

	Assured Guaranty	S&P 500 Index	S&P 500 Financial Index
12/31/05	$100.00	$100.00	$100.00
12/31/06	105.35	115.80	119.22
12/31/07	105.77	122.16	97.14
12/31/08	46.05	76.96	43.45
12/31/09	89.18	97.33	50.94
12/31/10	73.28	111.99	57.15

    Source: Bloomberg

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected financial data should be read together with the other information contained in this Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this Form 10-K.

	Year Ended December 31,
	2010	2009(1)	2008	2007	2006
	(dollars in millions, except per share amounts)
Statement of operations data(2):
Revenues:
Net earned premiums(3)	$1,186.7	$930.4	$261.4	$159.3	$144.8
Net investment income	354.7	259.2	162.6	128.1	111.5
Net realized investment gains (losses)	(2.0)	(32.7)	(69.8)	(1.3)	(2.0)
Realized gains and other settlements on credit derivatives	153.5	163.6	117.6	74.0	73.9
Net unrealized gains (losses) on credit derivatives	(157.8)	(337.8)	38.0	(670.4)	11.8
Fair value gain (loss) on committed capital securities	9.2	(122.9)	42.7	8.3	—
Net change in financial guaranty variable interest entities	(183.1)	(1.2)	—	—	—
Other income	40.1	58.5	0.7	0.5	0.4

Total revenues	1,401.3	917.1	553.2	(301.5)	340.4
Expenses:
Loss and loss adjustment expenses(3)	413.8	377.8	265.8	5.8	11.3
Amortization of deferred acquisition costs(3)	34.1	53.9	61.2	43.2	45.2
Assured Guaranty Municipal Holdings Inc. acquisition-related expenses	6.8	92.3	—	—	—
Interest expense	99.6	62.8	23.3	23.5	13.8
Goodwill and settlement of pre-existing relationship	—	23.3	—	—	—
Other operating expenses	211.5	174.1	90.6	89.0	80.1

Total expenses	765.8	784.2	440.9	161.5	150.4

Income (loss) before (benefit) provision for income taxes	635.5	132.9	112.3	(463.0)	190.0
Provision (benefit) for income taxes	86.6	36.9	43.4	(159.7)	30.3

Net income (loss)	548.9	96.0	68.9	(303.3)	159.7
Less: Noncontrolling interest of variable interest entities	—	(1.2)	—	—	—

Net income (loss) attributable to Assured Guaranty Ltd.	$548.9	$97.2	$68.9	$(303.3)	$159.7

Earnings (loss) per share(4):
Basic	$2.98	$0.77	$0.78	$(4.38)	$2.15
Diluted	$2.90	$0.75	$0.77	$(4.38)	$2.13
Dividends per share	$0.18	$0.18	$0.18	$0.16	$0.14

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(dollars in millions, except per share amounts)
Balance sheet data (end of period)(2):
Assets:
Investments and cash	$10,837.1	$11,012.5	$3,643.6	$3,147.9	$2,469.9
Premiums receivable, net of ceding commission(3)	1,167.6	1,418.2	15.7	27.8	22.8
Ceded unearned premium reserve(3)	821.8	1,080.5	18.9	13.5	4.5
Credit derivative assets	592.9	492.5	147.0	5.5	70.6
Total assets	20,471.5	16,802.7	4,555.7	3,762.9	2,931.6
Liabilities and shareholders' equity:
Unearned premium reserves(3)	6,972.9	8,400.2	1,233.7	887.2	631.0
Loss and loss adjustment expense reserve(3)	563.0	289.5	196.8	125.6	115.9
Credit derivative liabilities	2,465.5	2,034.6	733.8	623.1	21.6
Long-term debt	1,052.9	1,066.5	347.2	347.1	347.1
Total liabilities	16,672.7	13,282.6	2,629.5	2,096.3	1,280.8
Accumulated other comprehensive income	110.7	141.8	2.9	56.6	41.9
Shareholders' equity attributable to Assured Guaranty Ltd.	3,798.8	3,520.5	1,926.2	1,666.6	1,650.8
Shareholders' equity	3,798.8	3,520.1	1,926.2	1,666.6	1,650.8
Book value per share	20.67	19.12	21.18	20.85	24.44
Consolidated statutory financial information(5):
Contingency reserve	$2,288.0	$1,878.8	$712.2	$582.5	$630.9
Policyholders' surplus(6)	2,626.8	2,962.1	1,598.1	1,497.0	1,027.0
Claims paying resources(2)(7)	12,630.0	13,051.0	4,962.0	4,440.0	3,415.0
Additional financial guaranty information (end of period):
Net in-force business (principal and interest)	$927,143	$958,265	$348,816	$302,413	$180,174
Net in-force business (principal only)	617,131	640,422	222,722	200,279	132,296

(1)
Results of operations of AGMH are included for periods beginning July 1, 2009, which we refer to as the Acquisition Date.

(2)
Certain prior year balances have been reclassified to conform to the current year's presentation.

(3)
Accounting guidance for financial guaranty insurance contracts changed effective January 1, 2009. As a result, amounts are not comparable to periods prior to 2009.

(4)
Accounting guidance for the calculation of basic and diluted earnings per share changed effective January 1, 2009. All periods presented have been revised for comparability.

(5)
Prepared in accordance with accounting practices prescribed or permitted by insurance regulatory authorities.

(6)
Consolidated policyholders' surplus represents the addition of the Company's U.S. based statutory surplus and the estimate of U.S. statutory surplus for its Bermuda based statutory entity, AG Re.

(7)
Claims paying resources is calculated as the sum of statutory policyholders' surplus, statutory contingency reserve, statutory unearned premium reserves, statutory loss and loss adjustment expense ("LAE") reserves, present value of installment premium on financial guaranty and credit derivatives, discounted at 6%, and standby line of credit/stop loss. Total claims paying resources is used by Moody's to evaluate the adequacy of capital resources and credit ratings.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Introduction

        Assured Guaranty provides, through its operating subsidiaries, credit protection products to the U.S. and international public finance, infrastructure and structured finance markets. The Company has applied its credit underwriting judgment, risk management skills and capital markets experience to develop insurance, reinsurance and credit derivative products that protect holders of debt instruments and other monetary obligations from defaults in scheduled payments, including scheduled interest and principal payments. The securities insured by the Company include taxable and tax-exempt obligations issued by U.S. state or municipal governmental authorities, utility districts or facilities; notes or bonds issued to finance international infrastructure projects; and asset-backed securities issued by special purpose entities. The Company markets its credit protection products directly to issuers and underwriters of public finance, infrastructure and structured finance securities as well as to investors in such debt obligations. The Company guarantees debt obligations issued in many countries, although its principal focus is on the U.S., Europe and Australia. The Company's business segments are comprised of two principal segments based on whether the contracts were written on a direct or assumed basis.

        Financial guaranty contracts written in insurance form provide an unconditional and irrevocable guaranty that protects the holder of a financial obligation against non-payment of principal and interest when due. Financial guaranty contracts written in credit derivatives form are generally structured such that the circumstances giving rise to the Company's obligation to make loss payments are similar to those for financial guaranty contracts accounted for as insurance and only occurs upon one or more defined credit events with respect to one or more third party referenced securities or loans. Financial guaranties accounted for as credit derivatives are primarily comprised of CDS.

        Public finance obligations insured or assumed through reinsurance by the Company consist primarily of general obligation bonds supported by the issuers' taxing powers, tax-supported bonds and revenue bonds and other obligations of states, their political subdivisions and other municipal issuers supported by the issuers' or obligors' covenant to impose and collect fees and charges for public services or specific projects. Public finance obligations include obligations backed by the cash flow from leases or other revenues from projects serving substantial public purposes, including government office buildings, toll roads, health care facilities and utilities.

        Structured finance obligations insured or assumed through reinsurance by the Company are backed by pools of assets such as residential mortgage loans, consumer or trade receivables, securities or other assets having an ascertainable cash flow or market value and issued by special purpose entities. The Company currently does not underwrite U.S. residential RMBS.

2010 Executive Summary

        This executive summary of management's discussion and analysis highlights selected information and may not contain all of the information that is important to readers of the Annual Report. For a complete description of events, trends and uncertainties, as well as the capital, liquidity, credit, operational and market risks and the critical accounting policies and estimates affecting the Company, this Annual Report should be read in its entirety.

Financial Performance

        The most significant contributing factor to increases in most of the major components of revenue and expense lines items in 2010 was the inclusion of a full year of AGMH results of operation in 2010 compared with only six months in 2009, as described below. In addition to AGMH's full year contribution to income in 2010, income was positively affected by commutation gains of $49.8 million related to several AGMH ceded reinsurance contracts, and a net tax benefit of $55.8 million due to the filing of an amended tax return for a period prior to the AGMH Acquisition.

        In 2010, loss and LAE on financial guaranty contracts accounted for as insurance and losses incurred on credit derivatives (i.e., claim payments plus changes in future expected losses on credit derivatives) were higher than 2009 due primarily to higher U.S. RMBS losses. The changes in assumptions in 2010 (a) reflect a slower recovery in the housing market than had been assumed at the beginning of the year, and (b) include an increase in the assumed initial loss severities for subprime transactions from 70% to 80%. Mitigating the effects of this loss development were increases in the benefit taken for recoveries from breaches of R&W, as the Company's loss mitigation efforts have been increasingly successful in obtaining commitments to repurchase and accessing new loan files.

        Credit spreads of underlying CDS obligations and the Company's own credit spreads can have a significant effect on reported net income. In 2010, Alt-A option ARMs and Alt-A first lien transactions generated fair value losses due to wider implied net spreads. This was offset in part by fair value gains in the pooled corporate and other sectors which had tighter implied spreads.

        The adoption of a new consolidation model for variable interest entities ("VIEs") on January 1, 2010 affects comparability between 2010 and 2009. On that date, 21 VIEs were consolidated and four were deconsolidated, and throughout 2010, additional VIEs were consolidated and others were deconsolidated. As of December 31, 2010, the Company had consolidated 29 VIEs. In 2010, the Company consolidated VIEs when it had both 1) the power to direct the activities of a VIE that most significantly impact the entity's economic performance; and 2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. The Company continuously evaluates its power to direct the activities that most significantly impact the economic performance of VIEs that have debt obligations insured by the Company. The Company obtains protective rights under its insurance contracts that give the Company additional controls over a VIE if there is either deterioration of deal performance or in the financial health of the deal servicer. Under GAAP, the Company is deemed to be the control party typically when its protective rights give it the power to both terminate and replace the deal servicer.

        The Company elected the fair value option for all newly consolidated financial guaranty VIEs in 2010, which required that changes in fair value be recorded in the consolidated statements of operations. Consistent with consolidation accounting rules, in 2010, net earned premium of $47.6 million and loss and LAE of $68.8 million associated with consolidated VIEs were eliminated from the reported results of operations. The discussion of each affected revenue and expense line item below describes the financial effect in 2010 of this new accounting model.

Financial Performance

	Year Ended December 31,
	2010	2009	Change
	(dollars in millions, except per share amounts)
Net earned premiums	$1,186.7	$930.4	$256.3
Net investment income	354.7	259.2	95.5
Realized gains and other settlements on credit derivatives	153.5	163.6	(10.1)
Net unrealized gains (losses) on credit derivatives	(157.8)	(337.8)	180.0
Net change in financial guaranty VIEs	(183.1)	(1.2)	(181.9)
Loss and LAE	(413.8)	(377.8)	(36.0)
AGMH Acquisition-related expenses	(6.8)	(92.3)	85.5
Goodwill and settlement of pre-existing relationship	—	(23.3)	23.3
Other operating expenses	(211.5)	(174.1)	(37.4)
Net income (loss) attributable to Assured Guaranty Ltd.	548.9	97.2	451.7
Diluted earnings per share	2.90	0.75	2.15

        The table above presents selected financial data in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In addition to these measures, the Company evaluates several non-GAAP financial measures which are described in "—Non-GAAP Financial Measures." One such measure is PVP as described below.

        The tables below present new business production ("PVP") and par amount written in the period. The gross PVP represents the present value of estimated future earnings primarily on new financial guaranty insurance and credit derivative contracts written in the period, before consideration of cessions to reinsurers. See "—Non-GAAP Financial Measures" for a detailed description of PVP.

Present Value of New Business Production

	Year Ended December 31,
	2010	2009
	(in millions)
Public finance—U.S.
Primary markets	$285.6	$557.1
Secondary markets	42.5	57.1
Public finance—non-U.S.
Primary markets	—	1.6
Secondary markets	0.7	0.2
Structured finance—U.S.	30.2	23.2
Structured finance—non-U.S.	3.7	1.0

Total	$362.7	$640.2

Financial Guaranty Gross Par Written

	Year Ended December 31,
	2010	2009
	(in millions)
Public finance—U.S.
Primary markets	$26,195	$45,793
Secondary markets	1,567	1,327
Public finance—non-U.S.
Primary markets	—	466
Secondary markets	34	90
Structured finance—U.S.	2,963	2,245
Structured finance—non-U.S.	—	—

Total	$30,759	$49,921

        PVP in 2010 decreased due to lower new business production in the new issue tax-exempt U.S. municipal market. During 2010, the Company insured, on a sales date basis, 1,697 U.S. new issue public finance transactions. The Company insured 8.4% of tax-exempt new issue par and 14.0% of tax-exempt new issue transactions originated in the U.S. public finance market during 2010. The decline in the Company's 2010 PVP reflects the decrease in insurable transactions as a result of the BABs program, rating recalibration and uncertainty about the Company's financial strength rating.

        All par written since second quarter of 2009 has been in the direct segment and was primarily U.S. public finance business. In January 2009, AGC finalized a reinsurance agreement with CIFG Assurance North America Inc. to assume a diversified portfolio of financial guaranty contracts totaling approximately $13.3 billion of net par outstanding which was included in the reinsurance segment. AGC received $75.6 million, net of ceding commissions, as of the closing of this transaction and it was entitled to approximately $12.2 million of future installments related to this transaction. There have been no PVP originations in the reinsurance segment since the first quarter of 2009.

        The table below reconciles PVP to gross written premiums.

Reconciliation of PVP to Gross Written Premium

	Year Ended December 31,
	2010	2009
	(in millions)
Total PVP	$362.7	$640.2
Less: PVP of credit derivatives	—	2.4

PVP of financial guaranty insurance	362.7	637.8
Less: Financial guaranty installment premium PVP	33.2	25.4

Total: Financial guaranty upfront GWP	329.5	612.4
Plus: Financial guaranty installment GWP	(107.2)	(55.1)

Total financial guaranty GWP	222.3	557.3
Plus: Other GWP	—	(0.9)

Total GWP	$222.3	$556.4

Business Overview

        Since 2008, the Company has been the most active provider of financial guaranty credit protection products. The significant financial distress faced by many of the Company's former competitors since 2007, the Company's ability to maintain investment-grade financial strength ratings throughout the financial crisis, and its acquisition of AGMH in 2009 have all contributed to the Company's position in the market. However, business conditions have been difficult for the entire financial guaranty insurance industry since 2007 and the Company has faced challenges in maintaining its market penetration that continue today.

        The recent U.S. economic recession that began in 2007 following the start of a global financial crisis was the longest recession the U.S. has experienced since World War II. The recession combined with the global financial crisis and, in some cases, highly leveraged financial risk, created significant credit and financial losses at many financial institutions, resulting in record levels of failures and government bailout of many global financial institutions and corporations.

        Within the financial guaranty industry, financial losses were concentrated in the U.S. RMBS sector and, in particular, on collateralized debt obligations ("CDOs") backed by asset-backed securities ("ABS") containing significant residential mortgage collateral ("CDOs of ABS"). The Company has very limited exposure to CDOs of ABS, with only $32.3 million in net par outstanding as of December 31, 2010. As a result of credit losses on these types of securities, and as discussed in greater detail under "Competition" in "Item 1. Business," all of the Company's pre-2007 financial guaranty competitors, except AGM, have had their financial strength ratings downgraded by rating agencies to below investment grade levels, rendering them unable to underwrite new business. The Company's insurance subsidiaries have also been downgraded, principally due to their exposure to U.S. RMBS, but because management substantially avoided insuring CDOs of ABS, AGM and AGC have retained double-A level ratings, which have been acceptable for new business origination.

        Although the National Bureau of Economic Research declared that the recession ended in June 2009, housing prices have not consistently stabilized and the ultimate credit experience on U.S. RMBS transactions underwritten from the end of 2004 through 2008 by many financial institutions, including the financial guaranty insurers, remains uncertain. Furthermore, while hiring trends have improved, unemployment levels remain high and may take years to return to pre-recession levels, which may adversely affect Assured Guaranty's loss experience on RMBS. In addition, the economic recession has also affected the credit performance of other markets, including pooled corporate obligations insured by the Company and, more specifically, trust preferred securities ("TruPS") that include subordinated capital and notes issued by banks, mortgage real estate investment trusts and insurance companies.

        The U.S. municipal bond market, which has been the Company's principal market since 2007, has also changed significantly during the past three years. Municipal credits have experienced increased budgetary stress, as the amount of sales, income and real estate taxes and other municipal excise or usage revenues collected by most states and municipalities have declined. In addition, many states and towns have significant unfunded pension and retiree health care liabilities that create additional budgetary stress.

        The current economic environment has had a significant negative impact on the demand by investors for financial guaranty policies, and it is uncertain when or if demand for financial guaranties will return to their pre-economic crisis level. In particular, there has been limited demand for financial guaranties in 2010 in both the global structured finance and international infrastructure finance markets and also limited new issuance activity in those asset classes in which the Company was previously active. As a result, near-term opportunities for financial guaranties in these two sectors are largely in secondary markets. The Company expects that global structured finance and international infrastructure opportunities will increase in the future as the global economy recovers, issuers return to the capital markets for financings and institutional investors again utilize financial guaranties. Financial guaranties had been an essential component of capital markets financings for international infrastructure projects and asset-based lending, such as for auto loans and leases and equipment financings, but these financings have been largely financed in recent years with relatively short-term bank loans.

        With respect to the Company, as discussed in the "Overview" in "Item 1. Business," during 2010, the Company faced challenges in maintaining its market penetration. The portion of the market that benefitted from the Company's insurance product was reduced as a result of a combination of the rating agency recalibration and upgrading of the ratings of municipal bonds; the downgrade of AGC's financial strength rating by Moody's in November 2009; and the issuances under the BABs program that constituted a large volume of the transactions in the U.S. public finance market during the year. In addition, both the uncertainty over the financial strength ratings of the Company's insurance subsidiaries and a negative perception of financial guaranty insurers arising from the financial distress suffered by other companies in the industry during the financial crisis have resulted in lower demand for the Company's insurance product.

        In 2010, the Company insured 6.2% of new U.S. municipal issuance based on par. The following table presents additional detail with respect to the Company's penetration into the U.S. public finance market in 2010, 2009 and 2008.

Municipal Market Data

	Year Ended December 31,
	2010		2009		2008
	Par	Number of issues	Par	Number of issues	Par	Number of issues
	(dollars in billions, except number of issues)
New municipal bonds issued	$430.8	13,594	$406.8	11,412	$386.5	10,452
New municipal bonds issued under BABs program	117.3	1,567	64.2	784	—	—
New municipal bonds insured (all financial guaranty)	26.8	1,697	35.4	2,012	72.2	2,564
New municipal bonds insured (AGC and AGM)	26.8	1,697	34.8	2,005	65.7	2,415
New municipal bonds insured under BABs program (AGC and AGM)	4.7	153	1.7	87	—	—

        Management believes that, in light of the prevalence of individual rather than institutional investors in the municipal market, the Company is able to provide value not only by insuring the timely payment of scheduled interest and principal amounts when due, but also through its underwriting skills and surveillance capabilities. Because few individual or even institutional investors have the analytic resources to cover all the varied municipal credits in the market, which are estimated to number more than 30,000, through its financial guaranty, the Company effectively consolidates the tasks of credit selection, analysis, negotiation of terms, monitoring and, if necessary, remediation. Management believes this allows retail investors to participate more widely, institutional investors to operate more efficiently and smaller, less well-known issuers to gain market access on a more cost-effective basis. In fact, in 2010, based on par, the Company insured approximately 15% of new U.S. municipal issuance in the single-A rating category, which is its target market, and more than 15% of new U.S. municipal issuance transactions that were $25 million or less in size.

AGMH Acquisition

        On July 1, 2009, the Company completed the AGMH Acquisition. The total purchase price of $821.9 million was paid in a combination of $546 million in cash and 22.3 million AGL common shares. AGL issued approximately 21.8 million common shares to Dexia, all of which Dexia subsequently sold in a secondary offering that closed in March 2010.

        The Company acquired 99.9264% of the common stock of AGMH pursuant to a purchase agreement with Dexia and the remaining shares of AGMH common stock from AGMH's former chief executive officer, for 305,017 AGL common shares. The Company also exchanged the deemed investment of Sean McCarthy, who became the Chief Operating Officer of the Company following the closing of the AGMH Acquisition, in 22,306 share units of AGMH under a AGMH nonqualified deferred compensation plan for a deemed investment in 130,000 share units of AGL. The AGL share units will ultimately be distributed to Mr. McCarthy as a corresponding number of AGL common shares at the time he receives a distribution from such nonqualified deferred compensation plan.

        The AGMH Acquisition excluded AGMH's former financial products segment, which was comprised of its GIC business, its medium term notes business and the equity payment undertaking agreements in the leveraged lease business. The AGMH subsidiaries that conducted AGMH's financial products business were transferred to Dexia Holdings prior to completion of the AGMH Acquisition. In addition, as further described under "—Liquidity and Capital Resources—Liquidity Arrangements with respect to AGMH's former Financial Products Business," the Company has entered into various agreements with Dexia pursuant to which Dexia has assumed the credit and liquidity risks associated with AGMH's former financial products business.

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

        This provision does not limit: collateral arrangements between AGM and its subsidiaries in support of intercompany reinsurance obligations; or statutory deposits or other collateral arrangements required by law in connection with the conduct of business in any jurisdiction; or pledges of recoveries or other amounts to secure repayment of amounts borrowed under AGM's "soft capital" facilities or its strip liquidity facility with Dexia Credit Local S.A. ("DCL"). See "—Liquidity and Capital Resources—Liquidity Arrangements with Respect to AGMH's former Financial Products Business—Strip Coverage Facility for the Leveraged Lease Business."

        Furthermore, until the date on which (1) a credit rating has been assigned by S&P and Moody's to the GIC issuers (and/or the liabilities of the GIC issuers under the relevant GICs have been separately rated by S&P and Moody's) which is independent of the financial strength rating of AGM, and (2) the principal amount of GICs in relation to which a downgrade of AGM may result in a requirement to post collateral or terminate such GIC, notwithstanding the existence of a separate rating referred to in (1) of at least AA or higher is below $1.0 billion (the "AGM De-Linkage Date"):

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

        The following table shows the assets and liabilities of the companies acquired in the AGMH Acquisition ("Acquired Companies") after the allocation of the purchase price to the net assets. The bargain purchase gain resulted from the difference between the purchase price and the net assets' fair value estimates.

July 1, 2009
(in millions)
Purchase price:
Cash	$546.0
Fair value of common shares issued (based upon June 30, 2009 closing price of AGL common shares)	275.9

Total purchase price	821.9

Identifiable assets acquired:
Investments	5,950.1
Cash	87.0
Premiums receivable, net of ceding commissions payable	854.1
Ceded unearned premium reserve	1,727.7
Deferred tax asset, net	888.1
Financial guaranty VIE's assets	1,879.4
Other assets	662.6

Total assets	12,049.0

Liabilities assumed:
Unearned premium reserve	7,286.4
Long-term debt	560.6
Credit derivative liabilities	920.0
Financial guaranty VIE's liabilities	1,878.6
Other liabilities	348.9

Total liabilities	10,994.5

Net assets resulting from AGMH Acquisition	1,054.5

Bargain purchase gain resulting from the AGMH Acquisition	$232.6

        Due to the unprecedented credit crisis, the Company acquired AGMH at a significant discount to its book value primarily because the fair value of the obligation associated with its financial guaranty insurance contracts was significantly in excess of the obligation's historical carrying value. The Company recorded the fair value of these contracts based on what a hypothetical similarly rated financial guaranty insurer would have charged for each contract at the Acquisition Date and not the actual cash flows under the insurance contract. This resulted in some AGMH acquired contracts having a significantly higher unearned premium reserve and, subsequently, premium earnings compared to the contractual premium cash flows for the policy. On the Acquisition Date, there were limited financial guaranty contracts being written in the structured finance market, particularly in the U.S. RMBS asset class. Therefore, for certain asset classes, significant judgment was required to determine the estimated fair value of the acquired contracts. The Company determined the fair value of these contracts by taking into account the rating of the insured obligation, expectation of loss, estimated risk premiums, sector and term.

        For a discussion of significant accounting policies applied to the AGMH Acquisition, the effects of the AGMH Acquisition, and unaudited pro forma results of operations, see Note 3 in "Item 8. Financial Statements and Supplementary Data."

Results of Operations

Estimates and Assumptions

        The Company's consolidated financial statements include amounts that are determined using estimates and assumptions. The actual amounts realized could ultimately be materially different from the amounts currently provided for in the Company's consolidated financial statements. Management believes the items requiring the most inherently subjective and complex estimates to be:

  •
  reserves for losses and LAE, including assumptions for breaches of R&W,

  •
  fair value of credit derivatives, VIE's assets, VIE's liabilities and committed capital securities ("CCS"),

  •
  fair value of net assets acquired in AGMH Acquisition,

  •
  fair value of investments and other-than-temporary impairment ("OTTI"),

  •
  DAC,

  •
  deferred income taxes,

  •
  share-based compensation, and

  •
  premium revenue recognition and premiums receivable.

        An understanding of the Company's accounting policies for these items is of critical importance to understanding its consolidated financial statements. See "Item 8. Financial Statements and Supplementary Data" for a discussion of significant accounting policies and fair value methodologies. The following discussion of the consolidated and segment results of operations includes information regarding the estimates and assumptions used for these items and should be read in conjunction with the notes to the Company's consolidated financial statements.

Consolidated Results of Operations

        The following table presents summary consolidated results of operations. Comparability of periods presented is affected by the inclusion of AGMH results beginning July 1, 2009 and the adoption of new GAAP accounting requiring the consolidation of certain VIEs previously accounted for as financial guaranty insurance on January 1, 2010 and the adoption of a new financial guaranty accounting model on January 1, 2009.

Summary Consolidated Results

	Year Ended December 31,
	2010	2009	2008
	(in millions)
Revenues:
Net earned premiums	$1,186.7	$930.4	$261.4
Net investment income	354.7	259.2	162.6
Net realized investment gains (losses)	(2.0)	(32.7)	(69.8)
Change in fair value of credit derivatives:
Realized gains and other settlements	153.5	163.6	117.6
Net unrealized gains	(157.8)	(337.8)	38.0

Net change in fair value of credit derivatives	(4.3)	(174.2)	155.6
Fair value gain (loss) on committed capital securities	9.2	(122.9)	42.7
Net change in financial guaranty VIEs	(183.1)	(1.2)	—
Other income	40.1	58.5	0.7

Total revenues	1,401.3	917.1	553.2

Expenses:
Loss and LAE	413.8	377.8	265.8
Amortization of deferred acquisition costs	34.1	53.9	61.2
AGMH acquisition-related expenses	6.8	92.3	—
Interest expense	99.6	62.8	23.3
Goodwill and settlement of pre-existing relationship	—	23.3	—
Other operating expenses	211.5	174.1	90.6

Total expenses	765.8	784.2	440.9

Income (loss) before provision for income taxes	635.5	132.9	112.3
Provision (benefit) for income taxes	86.6	36.9	43.4

Net income (loss)	548.9	96.0	68.9
Less: Noncontrolling interest of VIEs	—	(1.2)	—

Net income (loss) attributable to Assured Guaranty Ltd.	$548.9	$97.2	$68.9

  Net Earned Premiums

Net Earned Premiums

	Year Ended December 31,
	2010	2009	2008
	(in millions)
Financial guaranty:
Public finance
Scheduled net earned premiums	$385.4	$249.3	$95.8
Acceleration of premium earnings(1)	91.0	171.5	61.9

Total public finance	476.4	420.8	157.7
Structured finance
Scheduled net earned premiums(2)	708.9	504.3	98.0
Acceleration of premium earnings(1)	(1.0)	2.3	—

Total structured finance	707.9	506.6	98.0
Other	2.4	3.0	5.7

Total net earned premiums	$1,186.7	$930.4	$261.4

(1)
Reflects the unscheduled refunding or early termination of underlying insured obligations.

(2)
Excludes $47.6 million in 2010 related to consolidated VIEs.

        2010 compared with 2009:    Net earned premiums increased significantly in 2010 compared with 2009, due almost entirely to the inclusion of a full year of AGMH results in 2010 compared to only six months in 2009. The net earned premium contribution from AGMH as a result of the AGMH Acquisition was approximately $1.0 billion for 2010, representing twelve months of activity and $0.6 billion for 2009, representing six months of activity.

        Beginning January 1, 2010, net earned premiums excludes the net earned premium related to consolidated VIEs under new VIE consolidation accounting rules. The consolidated VIEs are entities that are established and used in structured finance insured transactions for which the Company is deemed to have a controlling financial interest, as defined by GAAP, due to its ability to terminate and replace the deal's servicer. Net earned premiums associated with the consolidated VIEs in 2010, and therefore eliminated in consolidation, were $47.6 million. AGMH's contribution to net earned premiums of $1.0 billion is already net of the elimination of $46.2 million of AGM's consolidated VIEs. In 2009, four VIEs were consolidated for only the last six months under consolidation rules in effect at that time; however, the related net earned premiums in 2009 were immaterial.

        Excluding AGMH's contribution and VIE eliminations, net earned premiums in 2010 compared to 2009 decreased 18.1% due primarily to higher refundings and accelerations in 2009, offset in part by the effect of conforming estimates used to determine inputs to the calculation of the net earned premiums to those used by the Acquired Companies in 2009. Refundings and accelerations, excluding AGMH, were $20.5 million in 2010 compared to $129.7 million in 2009.

        2009 compared with 2008:    Net earned premium increased significantly in 2009 compared to 2008 due primarily to the inclusion of $0.6 billion from AGMH for the last six months of 2009 and significant refundings and accelerations in 2009 on the legacy AGC and AG Re book of business. Excluding AGMH's contribution to net earned premiums, net earned premium increased 22.3% due primarily to higher refundings and accelerations of legacy AGC and AG Re business of $129.7 million in 2009 compared to $61.9 million in 2008, offset in part by the effects of conforming accounting estimates used to determine inputs to the calculation of the net earned premiums to those used by the Acquired Companies in 2009. Net earned premiums in 2008 were accounted for under a different accounting model as described in Note 5 in Item 8. "Financial Statements and Supplementary Data".

  Net Investment Income

        Net investment income for 2009 includes six months of income from AGMH investments and 2010 includes a full year of AGMH net investment income and is the primary driver of the increase in net investment income in 2010 and 2009. The AGMH investments were recorded at fair value on the Acquisition Date which resulted in a net premium to par of $58.7 million that is being amortized to net investment income over the remaining term to maturity of each of the investments. Investment income is a function of the yield that the Company earns on invested assets. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the invested assets.

Net Investment Income

	Year Ended December 31,
	2010	2009	2008
	(in millions)
Income from fixed maturity securities	$359.7	$262.4	$154.5
Income from short-term investments	3.5	3.2	11.5

Gross investment income	363.2	265.6	166.0
Investment expenses	(8.5)	(6.4)	(3.4)

Net investment income	$354.7	$259.2	$162.6

Average fixed and short term maturity balance(1)	$10,326.8	$6,875.0	$3,555.6

(1)
Based on amortized cost.

        2010 compared with 2009:    The increase in net investment income in 2010 compared with 2009 is primarily driven by the inclusion of a full year of AGMH in 2010 compared with only six months in 2009. The net investment income contribution from AGMH was $181.5 million in 2010 compared with $91.8 million in 2009. Excluding bonds purchased for risk mitigation purposes, AGMH pre-tax yield was 3.6% as of December 31, 2010, compared to 3.5% as of December 31, 2009. The legacy AGL companies' net investment income increased 3.4% in 2010 due to increased invested assets. Excluding bonds purchased for risk mitigation purposes in the legacy AGL companies' portfolio, pre-tax yield was 3.8% as of December 31, 2010 compared to 3.4% as of December 31, 2009.

        2009 compared with 2008:    Excluding AGMH'S contribution of $91.8 million in 2009, net investment income decreased 3.0% due to a decrease in book yields. Excluding bonds purchased for risk mitigation purposes, AGMH's pre-tax yield was 3.5% as of December 31, 2009. Excluding bonds purchased for risk mitigation purposes, the legacy AGL companies' pre-tax yield was 3.4%, as of December 31, 2009, compared to 4.6% as of December 31, 2008.

  Net Realized Investment Gains (Losses)

        The Company adopted a GAAP standard on April 1, 2009, which prescribed bifurcation of credit and non-credit related OTTI net in realized investment gains (losses) and other comprehensive income ("OCI"), respectively. Prior to April 1, 2009, the entire unrealized loss on OTTI securities was recognized in the consolidated statements of operations. Subsequent to that date, only the credit component of the unrealized loss on OTTI securities was recognized in the consolidated statements of operations. The cumulative effect of this change in accounting of $62.2 million was recorded as a reclassification from retained earnings to accumulated OCI ("AOCI"). See Note 9 to the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" for the Company's accounting policy on OTTI methodology.

        The table below presents the components of consolidated net realized investment gains (losses). The full year 2008 OTTI recorded includes the entire unrealized loss amount for OTTI securities. Net realized gains (losses) in 2010 include $27.4 million in OTTI primarily attributable to asset-backed, mortgage-backed and municipal securities, some of which the Company intends to sell. The 2010 OTTI represents the sum of the credit component of the securities for which we have determined the unrealized loss to be other-than-temporary and the entire unrealized loss related to securities the Company intends to sell.

Net Realized Investment Gains (Losses)

	Year Ended December 31,
	2010	2009	2008
	(in millions)
OTTI losses	$(44.6)	$(74.0)	$(71.3)
Less: portion of OTTI loss recognized in other comprehensive income	(17.2)	(28.2)	—

Subtotal	(27.4)	(45.8)	(71.3)
Realized gains on investment portfolio	31.1	27.6	5.7
Realized losses on investment portfolio	(5.0)	(15.2)	(4.2)
Other invested assets	(0.7)	0.7	—

Total realized investment gains (losses)	$(2.0)	$(32.7)	$(69.8)

        The table below provides the components of OTTI.

OTTI Components

	Year Ended December 31
	2010	2009	2008
	(in millions)
Intent to sell	$(4.0)	$(13.4)	$(4.1)
Credit component of OTTI securities	(23.4)	(32.4)	(67.2)

Total	$(27.4)	$(45.8)	$(71.3)

  Net Change in Fair Value of Credit Derivatives

        The Company views the credit derivatives it insures as an extension of the Company's financial guaranty business; however, they qualify as derivatives under U.S. GAAP, and are reported at fair value, with changes in fair value included in earnings. Changes in fair value of credit derivatives occur because of changes in interest rates, credit spreads, credit ratings of the referenced obligations, the Company's credit spread and other market factors. The unrealized gains (losses) on credit derivatives excluding losses incurred, is expected to reduce to zero as the exposure approaches its maturity date, unless there is a payment default on the exposure or early termination. In the event that the Company terminates a credit derivative contract prior to maturity, the resulting gain or loss will be realized through net change in fair value of credit derivatives. Changes in the fair value of the Company's credit derivatives that do not reflect actual or expected claims or credit losses have no impact on the Company's statutory claims paying resources, rating agency capital or regulatory capital positions.

        In the table below, the Company presents the components of net change in fair value of credit derivatives in three components: credit derivative revenues which represent the net premiums and fees received and receivable for credit protection sold net of premiums and fees on credit protection purchased by the Company, losses incurred which represents the change in economic losses expected to be incurred and which have or will result in cash outflows under the credit derivative contracts, and additional unrealized gains and losses representing the excess of fair value over the credit derivative revenues and losses incurred. The consolidated statement of operations presents premiums received and receivable and losses paid and payable as realized gains and other settlements and a separate component of unrealized gains (losses).

Net Change in Fair Value of Credit Derivatives

	Year Ended December 31
	2010	2009	2008
	(in millions)
Credit derivative revenues	$210.3	$170.2	$117.2
Losses incurred on credit derivatives	(209.4)	(238.7)	(43.3)
Net unrealized gains (losses), excluding losses incurred	(5.2)	(105.7)	81.7

Net change in fair value	$(4.3)	$(174.2)	$155.6

        Credit derivative revenues:    Credit derivative revenues increased significantly in 2010 and 2009 due to the inclusion of AGMH results beginning July 1, 2009; however, the Company currently expects AGMH's portfolio of credit derivatives to produce a declining amount of fee revenue as AGMH will not insure any new structured finance obligations. AGMH contributed $100.4 million and $56.6 million of credit derivative revenues in 2010 and 2009, respectively. AGMH net par outstanding as of December 31, 2010 and 2009 was $53.1 billion and $58.0 billion, respectively. Legacy AGL companies' credit derivative revenues have also declined in 2010 and 2009 due to the lack of new business originations to offset the reduction of in-force business. Legacy AGL companies' net par outstanding as of December 31, 2010 and 2009 was $57.9 billion and $65.7 billion, respectively.

        Losses incurred on credit derivatives:    The legacy AGL companies' portfolio of credit derivatives was the primary driver of losses incurred in the credit derivative portfolio as AGMH contributed $24.6 million in 2010 and ($47.0) million in 2009. AGMH losses incurred in 2010 were driven primarily by losses for an energy power plant securitization, while legacy AGL companies' losses incurred in 2010 were driven by losses in first lien Alt-A transactions primarily as a result of stabilization of early stage delinquency rates, which had originally been assumed to decline in prior assumptions. Higher severity assumptions for first lien transactions and an increased weighting of the pessimistic scenario also contributed to losses incurred.

        In 2009, AGMH expected losses improved for most transactions resulting in a net benefit, while legacy AGL companies' credit derivatives experienced deterioration in expected losses primarily in first lien Alt-A transactions.

Net Change in Fair Value of Credit Derivatives

	Year Ended December 31,
Asset Type	2010	2009	2008
	(in millions)
Financial Guaranty Direct:
Pooled corporate obligations:
CLOs/CBOs	$2.1	$152.3	$263.3
Synthetic investment grade pooled corporate	(1.9)	(24.0)	3.8
Synthetic high yield pooled corporate	11.4	95.1	—
TruPS CDOs	59.1	(44.1)	7.5
Market value CDOs of corporate obligations	(0.1)	(0.6)	48.7
Commercial real estate	—	—	7.5
CDO of CDOs (corporate)	—	6.3	(3.4)

Total pooled corporate obligations	70.6	185.0	327.4
U.S. RMBS:
Alt-A option ARMs and Alt-A first lien	(283.1)	(429.3)	(194.9)
Subprime first lien (including net interest margin)	(10.1)	4.9	185.4
Prime first lien	(8.3)	(85.2)	5.2
Closed end second lien and home equity lines of credit ("HELOCs")	(2.0)	11.6	0.3

Total U.S. RMBS	(303.5)	(498.0)	(4.0)
Commercial mortgage-backed securities ("CMBS")	10.1	(41.1)	79.0
Other(1)	65.6	6.7	(336.7)

Total Financial Guaranty Direct	(157.2)	(347.4)	65.7
Financial Guaranty Reinsurance	(0.6)	9.6	(27.7)

Total	$(157.8)	$(337.8)	$38.0

(1)
"Other" includes all other U.S. and international asset classes, such as commercial receivables, international infrastructure, international RMBS securities, and pooled infrastructure securities.

        Net change in fair value of credit derivatives:    In 2010, U.S. RMBS unrealized fair value losses were generated primarily in the Alt-A option ARM and Alt-A first lien sector due to wider implied net spreads. The wider implied net spreads were a result of internal ratings downgrades on several of these Alt-A option ARM and Alt-A first lien policies. The unrealized fair value gain within the TruPS CDO and Other asset classes resulted from tighter implied spreads. These transactions were pricing above their floor levels (or the minimum rate at which the Company would consider assuming these risks based on historical experience); therefore when the cost of purchasing CDS protection on AGC and AGM increased, which management refers to as the CDS spread on AGC or AGM, the implied spreads that the Company would expect to receive on these transactions decreased. During 2010, AGC's and AGM's spreads widened. However, gains due to the widening of the Company's own CDS spreads were offset by declines in fair value resulting from price changes and the internal downgrades of several U.S. RMBS policies referenced above.

        In 2009, AGC's and AGM's credit spreads narrowed, but remained relatively wide compared to pre-2007 levels. Offsetting the benefit attributable to AGC's and AGM's wide credit spread were declines in fixed income security market prices primarily attributable to widening spreads in certain markets as a result of the continued deterioration in credit markets and some credit rating downgrades. The higher credit spreads in the fixed income security market were primarily due to continuing market concerns over the most recent vintages of Subprime RMBS and trust-preferred securities.

        The 2008 gain included an amount of $4.1 billion associated with the change in AGC's credit spread, which widened substantially from 180 basis points at December 31, 2007 to 1,775 basis points at December 31, 2008. Management believed that the widening of AGC's credit spread was due to the correlation between AGC's risk profile and that experienced currently by the broader financial markets and increased demand for credit protection against AGC as the result of its increased business volume. Offsetting the gain attributable to the significant increase in AGC's credit spread were declines in fixed income security market prices primarily attributable to widening spreads in certain markets as a result of the continued deterioration in credit markets and some credit rating downgrades, rather than from delinquencies or defaults on securities guaranteed by the Company. The higher credit spreads in the fixed income security market were due to the lack of liquidity in the high yield CDO and CLO markets as well as continuing market concerns over the most recent vintages of subprime RMBS and CMBS.

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

Effect of the Company's Credit Spread on Credit Derivatives Fair Value

	As of December 31,
	2010	2009	2008
	(dollars in millions)
Quoted price of CDS contract (in basis points):
AGC	804	634	1,775
AGM	650	541 (1)	N/A
Fair value of credit derivatives:
Before considering implication of the Company's credit spreads	$(5,543.9)	$(5,830.8)	$(4,734.4)
After considering implication of the Company's credit spreads	$(1,872.6)	$(1,542.1)	$(586.8)

(1)
The quoted price of CDS contract for AGM was 1,047 basis points at July 1, 2009.

        The gain or loss created by the estimated fair value adjustment will rise or fall based on estimated market pricing and may not be an indication of ultimate claims. Fair value is defined as the amount at which an asset or liability could be bought or sold in a current transaction between willing parties. The Company enters into credit derivative contracts which require the Company to make payments upon the occurrence of certain defined credit events (such as failure to pay or bankruptcy) relating to an underlying obligation (generally a fixed income obligation). The Company's credit derivative exposures are substantially similar to its financial guaranty insurance contracts and provide for credit protection against payment default. They are contracts that are generally held to maturity. The unrealized gains and losses on credit derivatives will reduce to zero as the exposure approaches its maturity date, unless there is a payment default on the exposure or early termination. See "—Liquidity and Capital Resources—Liquidity Requirements and Resources".

        The Company does not typically exit its credit derivative contracts and there are typically no quoted prices for its instruments or similar instruments. Observable inputs other than quoted market prices exist; however, these inputs reflect contracts that do not contain terms and conditions similar to those in the credit derivatives issued by the Company. Therefore, the valuation of the Company's credit derivative contracts requires the use of models that contain significant, unobservable inputs. Thus, management believes that the Company's credit derivative contract valuations are in Level 3 in the fair value hierarchy. See Note 6 in "Item 8. Financial Statements and Supplementary Data".

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

        Market conditions at December 31, 2010 were such that market prices for the Company's CDS contracts were not generally available. Where market prices were not available, the Company used proprietary valuation models that used both unobservable and observable market data inputs such as various market indices, credit spreads, the Company's own credit spread, and estimated contractual payments to estimate the fair value of its credit derivatives. These models are primarily developed internally based on market conventions for similar transactions that we have observed in the past. There has been very limited new issuance activity on this market over the past two to three years.

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

        The table below presents management's estimates of expected claim payments related to below investment grade ("BIG") credit derivatives. Expected loss to be paid represents management's estimate of the present value of future net claim payments, not the current fair value of the contract, and includes a net benefit for breaches of R&W of approximately $70.2 million at December 31, 2010 and $37.6 million at December 31, 2009.

        The Company considers R&W claim recoveries in determining the fair value of its CDS contracts. When determining the fair value of our CDS contracts as of December 31, 2010, we determined that in the hypothetical exit market, a market participant would ascribe $0 value to this benefit because we have had limited recovery experience to date.

        The assumptions used to calculate the present value of expected losses for credit derivatives (credit impairment) are consistent with the assumptions used for BIG transactions accounted for as financial guaranty insurance as discussed below in "—Loss and LAE Reserves".

Rollforward of Expected Losses on Credit Derivatives

	Expected Losses as of December 31, 2009	Development and Accretion of Discount	Less: Paid Losses	Expected Losses as of December 31, 2010
	(in millions)
U.S. RMBS:
First lien:
Alt-A first lien	$141.0	$68.0	$(6.4)	$215.4
Alt-A options ARM	131.4	(2.9)	23.4	105.1
Subprime	73.3	51.7	14.8	110.2

Total first lien	345.7	116.8	31.8	430.7
Second lien:
Closed end second lien	44.8	4.5	18.4	30.9

Total second lien	44.8	4.5	18.4	30.9

Total U.S. RMBS	390.5	121.3	50.2	461.6
TruPS	60.3	33.6	3.6	90.3
Other structured finance	29.3	61.9	(10.9)	102.1
Public finance	0.3	0.9	1.2	—

Total	$480.4	$217.7	$44.1	$654.0

  Fair Value Gain (Loss) on Committed Capital Securities

        CCS consist of committed preferred trust securities which allow AGC and AGM to issue preferred stock to trusts created for the purpose of issuing such securities that invest in high quality investments and selling put options to AGC and AGM in exchange for cash. The fair value of CCS represents the difference between the present value of remaining expected put option premium payments under AGC's CCS (the "AGC CCS Securities") and AGM Committed Preferred Trust Securities (the "AGM CPS Securities") agreements and the value of such estimated payments based upon the quoted price for such premium payments as of the reporting dates (see Note 6 in "Item 8. Financial Statements and Supplementary Data"). Changes in fair value of this financial instrument are included in the consolidated statement of operations. The significant market inputs used are observable; therefore, the Company classified this fair value measurement as Level 2.

        The driver of fair value gain (loss) on CCS is the CDS spread of AGC and AGM. Widening of these CDS spreads results in gains while tightening results in losses. See "Effect of Company's Credit Spread on Credit Derivatives Fair Value" table in "—Net Change in Fair Value of Credit Derivatives" for information on AGC and AGM CDS spreads.

Change in Unrealized Gain (Loss) on Committed Capital Securities

	Year Ended December 31,
	2010	2009	2008
	(in millions)
AGC CCS Securities	$7.1	$(47.1)	$42.7
AGM CPS Securities	2.1	(75.8)	—

Total	$9.2	$(122.9)	$42.7

  Other Income

        Other income is comprised of recurring income items such as foreign exchange revaluation of premiums receivable, income on assets acquired in refinancing transactions, ancillary fees on financial guaranty policies such as consent and processing fees as well as other revenue items on financial guaranty insurance and reinsurance contracts such as negotiated settlements and commutation gains on re-assumptions of previously ceded business.

        In 2010, the primary components of other income were commutation gains on reassumptions of previously ceded AGMH business. In 2009, AGMH other income was primarily comprised of foreign exchange gain on revaluation of premiums receivable and AGMH's settlement to a previously consolidated financial guaranty VIE at a gain of $29.2 million.

Other Income

	Year Ended December 31,
	2010	2009	2008
	(in millions)
Foreign exchange gain (loss) on revaluation of premium receivable	$(28.9)	$27.1	$—
Settlement from previously consolidated financial guaranty VIEs	—	29.2	—
Reinsurance cessions of OTTI(1)	8.5	—	—
Commutation gains (losses)	49.8	(1.8)	—
Other	10.7	4.0	0.7

Total other income	$40.1	$58.5	$0.7

(1)
Reinsurance cessions of OTTI of investment assets associated with a BIG financial guaranty contract.

  Amortization of Deferred Acquisition Costs

        Amortization of DAC in 2010 included $9.3 million of amortization of AGMH ceding commission income and none of AG Re's amortization of ceding commission expense from the intercompany cession from AGMH. In 2009, amortization of DAC included $10.0 million in AG Re amortization of ceding commission expense related to the first six months of cessions from AGMH (i.e., prior to the AGMH Acquisition). AGMH DAC was written off on July 1, 2009 and therefore AGMH did not contribute a significant amount to the amortization of DAC in 2009. The decrease in 2009 compared to 2008 was due primarily to the elimination of commission expense related to business assumed from AGMH which is now eliminated as an intercompany expense.

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

        Anticipated losses, LAE and the remaining costs of servicing the insured or reinsured business are considered in determining the recoverability of acquisition costs. Acquisition costs associated with credit derivative products are expensed as incurred. When an insured issue is retired early the remaining related DAC is expensed. Upon the adoption of the new accounting standard that became effective January 1, 2009 ceding commissions associated with future installment premiums on assumed and ceded business were recorded in DAC.

  AGMH Acquisition-Related Expenses

        In 2010, AGMH Acquisition-related expenses were primarily comprised of consulting fees related to integration efforts. In 2009, AGMH Acquisition-related expenses were primarily comprised of severance costs, real estate, legal, consulting and relocation fees.

        Expenses related to the AGMH Acquisition are summarized below.

	Year Ended December 31,
	2010	2009
	(in millions)
Severance costs	$—	$40.4
Professional services	6.8	32.8
Office consolidation	—	19.1

Total	$6.8	$92.3

  Interest Expense

        The following table presents the components of interest expense. Interest expense in 2010 includes a full year of interest expense for AGMH debt and 2009 includes only the last six months.

Interest Expense

	Year Ended December 31,
	2010	2009	2008
	(in millions)
AGUS:
7.0% Senior Notes	$13.5	$13.5	$13.5
8.50% Senior Notes	16.0	8.3	—
Series A Enhanced Junior Subordinated Debentures	9.8	9.8	9.8

AGUS total	39.3	31.6	23.3
AGMH:
6 7/8% QUIBS	7.2	3.6	—
6.25% Notes	15.4	7.7	—
5.60% Notes	6.1	3.1	—
Junior Subordinated Debentures	24.9	12.4	—
Notes Payable	6.7	4.4	—

AGMH total	60.3	31.2	—

Total	$99.6	$62.8	$23.3

  Goodwill and Settlement of Pre-Existing Relationships

        The Company reassessed the recoverability of goodwill in third quarter 2009 subsequent to the AGMH Acquisition. AGMH had historically been the most significant ceding reinsurance company within the Company's assumed book of business. As a result of the AGMH Acquisition, which significantly diminished the Company's potential near future market for assuming reinsurance, combined with the continued credit crisis, which has adversely affected the fair value of the Company's in-force policies, management determined that the full carrying value of $85.4 million of goodwill on its books prior to the AGMH Acquisition should be written off in third quarter 2009.

        In addition, the Company recognized a $232.6 million bargain purchase gain on the AGMH Acquisition and also recorded a charge of $170.5 million to settle pre-existing relationships. The bargain purchase gain represents the excess of the fair value of net assets acquired over the purchase price. As disclosed in Note 3 in "Item 8. Financial Statements and Supplementary Data", the Company and AGMH had a pre-existing reinsurance relationship in which the Company assumed financial guaranty risks ceded to it by AGMH. This pre-existing relationship was effectively settled at fair value. The Company determined fair value as the difference between contractual premiums and the Company's estimate of current market premiums.

Goodwill and Settlement of Pre-Existing Relationships

Year Ended December 31, 2009
(in millions)
Goodwill impairment	$85.4
Gain on bargain purchase of AGMH	(232.6)
Settlement of pre-existing relationships	170.5

Total	$23.3

  Other Operating Expenses

        Other operating expenses increased in 2010 compared to 2009 and in 2009 compared to 2008 mainly due to the addition of other operating expenses of AGMH, which was acquired on July 1, 2009. Since the AGMH Acquisition, management has integrated various systems, processes and profit and cost centers to achieve economies of scale. Compensation is a primary component of other operating expenses and varies primarily based on headcount and performance driven long-term incentive compensation. Headcount as of December 31, 2010, December 31, 2009 and December 31, 2008 was 347, 350 and 160 employees, respectively. Operating expenses are also affected by deferral rates on costs that are policy acquisition costs. Deferral rates in 2010, 2009 and 2008 were 19%, 13% and 18%.

  Loss and LAE (Contracts Accounted for as Insurance)

        Loss and LAE recognition for financial guaranty contracts accounted for as insurance is dependent on the amount of deferred premium revenue on a contract by contract basis. Loss and LAE is only expensed when losses exceed deferred premium revenue. See Note 5 of Item 8. "Financial Statements and Supplementary Data" for a full discussion of the Company's loss recognition policy. AGMH's contribution to loss and LAE was $196.4 million in 2010 compared to $51.3 million in 2009 and includes loss expense recognized due to the amortization of deferred premium revenue as well as loss development and the effects of changes in discount rates. AGMH losses in 2010 were driven by losses in first lien U.S. RMBS transactions and include loss development due to continued trends in early stage delinquencies and increased severity rates as well as loss recognition due to normal amortization of deferred premium revenue. Mitigating 2010 losses in the first lien portfolio were increased estimated benefits from recoveries of R&W putbacks as the Company has gained access to more loan files and attained increasing success in obtaining commitments from transaction parties. Losses for the six months ended December 31, 2009 were primarily driven by losses in U.S. RMBS first lien transactions.

        Excluding AGMH loss and LAE, the increase in 2009 compared to 2008 is primarily driven by loss development on U.S. RMBS exposures in first lien sectors as well as increased losses in the municipal and insurance securitization sector. Loss and LAE increases in 2009 were mainly related to rising delinquencies, defaults and foreclosures in RMBS transactions, as well as a public finance transaction experiencing cash shortfalls. Loss and LAE in the Company's mortgage guaranty segment increased during 2009 primarily due to a loss settlement related to an arbitration proceeding.

        The following table presents the loss and LAE by sector for financial guaranty contracts accounted for as insurance that was recorded in the consolidated statements of operations. Amounts presented are net of reinsurance and net of the benefit for recoveries from breaches of R&W. Change in expected losses for financial guaranty contracts accounted for as derivatives are a component of the fair value recorded on such contracts and are not included in the tables below.

Loss and LAE Reported
for Financial Guaranty Contracts Accounted for as Insurance

	Year Ended December 31,
	2010	2009	2008
	(in millions)
Financial Guaranty:
U.S. RMBS:
First lien:
Prime first lien	$0.9	$—	$0.1
Alt-A first lien	37.4	21.1	5.1
Alt-A option ARM	272.4	43.0	4.5
Subprime	85.9	13.1	9.3

Total first lien	396.6	77.2	19.0
Second lien:
Closed end second lien	5.2	47.8	56.8
HELOC	(14.7)	148.4	156.0

Total second lien	(9.5)	196.2	212.8

Total U.S. RMBS	387.1	273.4	231.8
Other structured finance	62.4	21.1	14.2
Public finance	32.9	71.2	19.2

Total financial guaranty	482.4	365.7	265.2
Other	0.2	12.1	0.6

Subtotal	482.6	377.8	265.8
Effect of consolidating financial guaranty VIEs	(68.8)	—	—

Total loss and LAE	$413.8	$377.8	$265.8

        In order to assess the economic development of net future payments of expected losses, the Company prepares a rollforward of expected losses to be paid which present the components of the change in expected future payments from period to period. The components of the change in expected loss to be paid are: payments made during the period and loss development. Loss development reflects the changes in loss experience due to changes in assumptions, discount rates and accretion.

        Surveillance personnel present analysis related to potential losses to the Company's loss reserve committees for consideration in estimating the expected loss of the Company. Such analysis includes the consideration of various scenarios with potential probabilities assigned to them. Depending upon the nature of the risk, the Company's view of the potential size of any loss and the information available to the Company, that analysis may be based upon individually developed cash flow models, internal credit ratings assessments and sector-driven loss severity assumptions, judgmental assessment or (in the case of its reinsurance segment) loss estimates provided by ceding insurers. The Company's loss reserve committees review and refresh the Company's expected loss estimates each quarter. The Company's estimate of ultimate loss on a policy is subject to significant uncertainty over the life of the insured transaction due to the potential for significant variability in credit performance due to changing economic, fiscal and financial market variability over the long duration of most contracts. The determination of expected loss is an inherently subjective process involving numerous estimates, assumptions and judgments by management.

        The following table presents the expected loss related to financial guaranty contracts, accounted for as insurance. Amounts in the table below are net of reinsurance and net of estimated benefits for recoveries from breaches of R&W.

Financial Guaranty Insurance
Present Value of Net Expected Loss and LAE to be Paid
Roll Forward by Sector(1)

	Expected Loss to be Paid as of December 31, 2009	Development and Accretion of Discount	Less: Paid Losses	Expected Loss to be Paid as of December 31, 2010
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$—	$1.4	$—	$1.4
Alt-A first lien	204.4	40.0	60.0	184.4
Alt-A option ARM	545.2	160.1	181.6	523.7
Subprime	77.5	126.3	3.4	200.4

Total first lien	827.1	327.8	245.0	909.9
Second lien:
CES	199.3	(73.3)	69.4	56.6
HELOCs	(232.9)	(60.0)	512.8	(805.7)

Total second lien	(33.6)	(133.3)	582.2	(749.1)

Total U.S. RMBS	793.5	194.5	827.2	160.8
Other structured finance	102.6	51.1	8.6	145.1
Public finance	130.9	9.6	51.6	88.9

Total	$1,027.0	$255.2	$887.4	$394.8

	Loss and LAE Reserve as of December 31, 2008	Change in Accounting (2)	Expected Loss to be Paid as of January 1, 2009	Expected Loss of AGMH at July 1, 2009	Development and Accretion of Discount	Less: Paid Losses	Expected Loss to be Paid as of December 31, 2009
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$2.4	$(2.4)	$—	$—	$—	$—	$—
Alt-A first lien	5.4	4.4	9.8	223.1	(27.5)	1.0	204.4
Alt-A option ARM	4.5	8.7	13.2	477.6	55.1	0.7	545.2
Subprime	15.1	(5.4)	9.7	72.4	(2.0)	2.6	77.5

Total first lien	27.4	5.3	32.7	773.1	25.6	4.3	827.1
Second lien:
Closed end second lien	39.5	(0.7)	38.8	227.4	34.2	101.1	199.3
HELOC	(43.1)	(13.0)	(56.1)	347.3	4.0	528.1	(232.9)

Total second lien	(3.6)	(13.7)	(17.3)	574.7	38.2	629.2	(33.6)

Total U.S. RMBS	23.8	(8.4)	15.4	1,347.8	63.8	633.5	793.5
Other structured finance	51.7	7.1	58.8	9.9	34.7	0.8	102.6
Public finance	38.3	(4.0)	34.3	81.2	38.6	23.2	130.9

Total	$113.8	$(5.3)	$108.5	$1,438.9	$137.1	$657.5	$1,027.0

(1)
Amounts include all expected payments whether or not the insured transaction VIE is consolidated. Amounts exclude expected losses in the other segment of $2.1 million as of December 31, 2010 and $2.1 million as of December 31, 2009.

(2)
Change in accounting for financial guaranty contracts related to the adoption of a new financial guaranty insurance accounting standard effective January 1, 2009.

        The Company's expected LAE for mitigating claim liabilities were $17.2 million and $12.6 million as of December 31, 2010 and 2009, respectively. The Company used weighted-average risk free rates ranging from 0% to 5.34% and 0.07% to 5.21% to discount expected losses as of December 31, 2010 and 2009, respectively.

        The table below provides a reconciliation of the Company's 2010 expected loss to be paid to expected loss to be expensed. Expected loss to be paid differs from expected loss to be expensed due to: (1) the contra-paid, because the payments have been made but have not yet been expensed, (2) for transactions with a net expected recovery, the addition of claim payments that have been made (and therefore are not included in the expected to be paid) that are expected to be recovered in the future (and therefore have also reduced the expected to be paid), and (3) loss reserves, which have already been established and therefore expensed but not yet paid.

Reconciliation of Expected Loss to be Paid and Net Expected Loss to be Expensed

As of December 31, 2010
(in millions)
Net expected to be paid	$394.8
Less: net expected to be paid for financial guaranty VIEs	49.2

Total	345.6
Contra-paid, net	121.3
Salvage and subrogation recoverable, net(1)	903.0
Loss and LAE reserve, net(2)	(538.6)

Net expected to be expensed(3)	$831.3

(1)
Represents gross salvage and subrogation amounts of $1,032.4 million net of ceded salvage and subrogation of $129.4 million which is recorded in reinsurance balances payable.

(2)
Represents loss and LAE reserves, net of reinsurance recoverable on unpaid losses, excluding $2.1 million in reserves for other segment.

(3)
Excludes $211.9 million as of December 31, 2010 related to consolidated financial guaranty VIEs.

        The following table provides a schedule of the expected timing of the income statement recognition of financial guaranty insurance PV of net expected losses, pre-tax. This table excludes amounts related to consolidated VIEs.

Expected Timing of Financial Guaranty Insurance Loss Recognition
As of December 31, 2010

Net Expected Loss to be Expensed(1)
(in millions)
2011 (January 1 – March 31)	$51.5
2011 (April 1 – June 30)	42.2
2011 (July 1 – September 30)	33.9
2011 (October 1 – December 31)	28.6
2012	84.6
2013	78.7
2014	68.6
2015	54.7
2016-2020	184.5
2021-2025	95.0
2026-2030	54.8
After 2030	54.2

Total present value basis(2)(3)	831.3
Discount	771.0

Total future value	$1,602.3

(1)
These amounts reflect the Company's estimate as of December 31, 2010 of expected losses to be expensed and are not included in loss and LAE reserve because these losses are less than deferred premium revenue determined on a contract-by-contract basis.

(2)
Balances represent discounted amounts.

(3)
The effect of consolidating financial guaranty VIEs resulted in a reduction of $211.9 million in net expected loss and LAE, excluding accretion of discount.

  The Company's Approach to Projecting Losses in U.S. RMBS

        The Company projects losses in U.S. RMBS on a transaction-by-transaction basis by projecting the performance of the underlying pool of mortgages over time and then applying the structural features (i.e., payment priorities and tranching) of the RMBS to the projected performance of the collateral over time. The resulting projection of any projected claim payments or reimbursements is then discounted to a present value using a risk free rate. For transactions where the Company projects it will receive recoveries from providers of R&W, the projected amount of recoveries is included in the projected cash flows from the collateral. The Company runs, and probability-weights, several sets of assumptions (scenarios) regarding potential mortgage collateral performance.

        The further behind a mortgage borrower falls in payments, the more likely it is that he or she will default. The rate at which borrowers from a particular delinquency category (number of monthly payments behind) eventually default is referred to as the "liquidation rate". Liquidation rates may be derived from observed roll rates, which are the rates at which loans progress from one delinquency category to the next and eventually to default and liquidation. The Company applies liquidation rates to the mortgage loan collateral in each delinquency category and makes certain timing assumptions to project near-term mortgage collateral defaults from loans that are currently delinquent.

        Mortgage borrowers that are a single payment or less behind (generally considered performing borrowers) have demonstrated an ability and willingness to pay throughout the recession and mortgage crisis, and as a result are viewed as less likely to default than delinquent borrowers. Performing borrowers that eventually default will also need to progress through delinquency categories before any defaults occur. The Company projects how much of the currently performing loans will default and when by first converting the projected near term defaults of delinquent borrowers derived from liquidation rates into a vector of conditional default rates, then projecting how the conditional default rates will develop over time. Loans that are defaulted pursuant to the conditional default rate after the liquidation of currently delinquent loans represent defaults of currently performing loans. A conditional default rate is the outstanding principal amount of loans defaulting in a given month divided by the remaining outstanding amount of the whole pool of loans (or "collateral pool balance"). The collateral pool balance decreases over time as a result of scheduled principal payments, partial and whole principal repayments, and defaults.

        In order to derive collateral pool losses from the collateral pool defaults it has projected, the Company applies a loss severity. The loss severity is the amount of loss the transaction experiences on a defaulted loan after the application of net proceeds from the disposal of the underlying property. The Company projects loss severities by sector based on experience to date. Further detail regarding the assumptions and variables the Company used to project collateral losses in its U.S. RMBS portfolio may be found below in the sections "U.S. Second Lien RMBS Loss Projections: HELOCs and Closed-End Second Lien" and "U.S. First Lien RMBS Loss Projections: Alt-A, Option ARM, Subprime and Prime".

        The Company is in the process of enforcing, on behalf of RMBS issuers, claims for breaches of R&W regarding the characteristics of the loans included in the collateral pools. The Company calculates a credit to the RMBS issuer for such recoveries where the R&W were provided by an entity the Company believes to be financially viable and where the Company already has access or believes it will attain access to the underlying mortgage loan files. In second liens this credit is based on a factor of actual repurchase rates achieved, while in first liens this credit is estimated by reducing collateral losses projected by the Company to reflect a factor of the recoveries the Company believes it will achieve based on breaches identified to date. The first lien approach is different than the second lien approach because the Company's first lien transactions have multiple tranches and a more complicated method is required to correctly allocate credit to each tranche. In each case, the credit is a function of the projected lifetime collateral losses in the collateral pool, so an increase in projected collateral losses increases the representation and warranty credit calculated by the Company for the RMBS issuer. Further detail regarding how the Company calculates these credits may be found under "Breaches of Representations and Warranties" below.

        The Company projects the overall future cash flow from a collateral pool by adjusting the payment stream from the principal and interest contractually due on the underlying mortgages for (a) the collateral losses it projects as described above, (b) assumed voluntary prepayments and (c) recoveries for breaches of R&W as described above. The Company then applies an individual model of the structure of the transaction to the projected future cash flow from that transaction's collateral pool to project the Company's future claims and claim reimbursements for that individual transaction. Finally, the projected claims and reimbursements are discounted to a present value using a risk free rate and compared to the unearned premium reserve for that transaction. As noted above, the Company runs several sets of assumptions regarding potential mortgage collateral performance, or scenarios, and probability weights them. See Note 5 in "Item 8. Financial Statements and Supplementary Data" for loss and loss adjustment expense reserve accounting.

  Year-End 2010 U.S. RMBS Loss Projections

        The Company's RMBS projection methodology assumes that the housing and mortgage markets will eventually recover. So, to the extent it retains the shape of the curves and probability weightings used in the previous quarter, such action reflects the Company's assumption that the recovery in the housing and mortgage markets will be delayed by another three months.

        The scenarios used to project RMBS collateral losses in first quarter of 2010, with the exception of an increase to the subprime loss severity, were the same as those employed at year-end 2009. In the second quarter 2010, the Company changed how scenarios were run as compared to the first quarter 2010 to reflect the Company's view that it was observing the beginning of an improvement in the housing and mortgage markets. In the third and fourth quarters 2010 early stage delinquencies did not trend down as much as the Company had anticipated in the second quarter, so the Company adjusted its curves to reflect the observed early stage delinquencies. Additionally, in the fourth quarter 2010, due to the Company's concerns about the timing and strength of any recovery in the mortgage and housing markets, the probability weightings were adjusted to reflect a somewhat more pessimistic view. Also in the fourth quarter 2010 the Company increased its initial subprime loss severity assumption to reflect recent experience. Taken together, the changes in the assumptions between year-end 2009 and 2010 had the effect of (a) reflecting a slower recovery in the housing market than had been assumed at the beginning of the year, and (b) increasing the assumed initial loss severities for subprime transactions from 70% to 80%.

        The methodology the Company used to project RMBS losses prior to the AGMH Acquisition on July 1, 2009 was somewhat different that that used by AGMH. For the third quarter 2009 the Company adopted a methodology to project RMBS losses that was based on a combination of the approaches used by the Company and AGMH prior to the AGMH Acquisition, and so the methodology used prior to the third quarter 2009 was somewhat different than that described here. In addition, the methodology the Company used prior to the third quarter 2009 was applied to the smaller pre-acquisition RMBS portfolio. For these reasons, the results are not directly comparable. However, that Company's second lien methodology utilized many of the same assumptions as those used at year-end 2009 and year-end 2010, so the year-end 2008 second lien assumptions are provided below for comparative purposes.

        The Company also used generally the same methodology to project the credit received by the RMBS issuers for recoveries on R&W at year-end 2010 as it used at year-end 2009. Other than the impact of the increase in projected collateral defaults on the calculation of the credit, the primary difference relates to the population of transactions the Company included in its R&W credits. The Company added credits for four second lien transactions: two transactions where a capital infusion of the provider of the R&W made that company financially viable in the Company's opinion and another two transactions where the Company obtained loan files that it had not previously concluded were accessible. The Company added credits for four first lien transactions where it has obtained loan files that it had not previously concluded were accessible. The Company also refined some of the assumptions in the calculation of the amount of the credit to reflect actual experience.

        Prior to the AGMH Acquisition the Company used a similar approach to calculate a credit for recoveries on R&W, but on its smaller RMBS portfolio and based on its projected losses at the time. The credit at year-end 2008 related primarily to two second lien transactions.

  U.S. Second Lien RMBS Loss Projections: HELOCs and Closed-End Second Lien

        The Company insures two types of second lien RMBS: those secured by HELOCs and those secured by closed end second lien mortgages. HELOCs are revolving lines of credit generally secured by a second lien on a one to four family home. A mortgage for a fixed amount secured by a second lien on a one to four family home is generally referred to as a closed end second lien. Both first lien RMBS and second lien RMBS sometimes include a portion of loan collateral with a different priority than the majority of the collateral. The Company has material exposure to second lien mortgage loans originated and serviced by a number of parties, but the Company's most significant second lien exposure is to HELOCs originated and serviced by Countrywide, a subsidiary of Bank of America Corporation.

        The delinquency performance of HELOC and closed end second lien exposures included in transactions insured by the Company began to deteriorate in 2007, and such transactions, particularly those originated in the period from 2005 through 2007, continue to perform below the Company's original underwriting expectations. While insured securities benefit from structural protections within the transactions designed to absorb collateral losses in excess of previous historical high levels, in many second lien RMBS projected losses now exceed those structural protections.

        The Company believes the primary variables impacting its expected losses in second lien RMBS transactions are the amount and timing of future losses in the collateral pool supporting the transactions and the amount of loans repurchased for breaches of R&W. Expected losses are also a function of the structure of the transaction, the voluntary prepayment rate (typically also referred to as conditional prepayment rate of the collateral); the interest rate environment; and assumptions about the draw rate and loss severity. These variables are: interrelated, difficult to predict and subject to considerable volatility. If actual experience differs from the Company's assumptions, the losses incurred could be materially different from the estimate. The Company continues to update its evaluation of these exposures as new information becomes available.

        The following table shows the Company's key assumptions used in its calculation of estimated expected losses for the Company's direct vintage 2004 – 2008 second lien U.S. RMBS as of December 31, 2010, December 31, 2009 and December 31, 2008:

Assumptions in Base Case Expected Loss Estimates
Second Lien RMBS(1)

HELOC Key Variables	As of December 31, 2010	As of December 31, 2009	As of December 31, 2008
Plateau conditional default rate	4.2 – 22.1%	10.7 – 40.0%	19.0 – 21.0%
Final conditional default rate trended down to	0.4 – 3.2%	0.5 – 3.2%	1.0%
Expected period until final conditional default rate	24 months	21 months	15 months
Initial conditional prepayment rate	3.3 – 17.5%	1.9 – 14.9%	7.0% – 8.0%
Final conditional prepayment rate	10%	10%	7.0% – 8.0%
Loss severity	98%	95%	100%
Initial draw rate	0.0 – 6.8%	0.1 – 2.0%	1.0 – 2.0%

Closed end second lien Key Variables	As of December 31, 2010	As of December 31, 2009	As of December 31, 2008
Plateau conditional default rate	7.3 – 27.1%	21.5 – 44.2%	34.0% – 36.0%
Final conditional default rate trended down to	2.9 – 8.1%	3.3 – 8.1%	3.4% – 3.6%
Expected period until final conditional default rate achieved	24 months	21 months	24 months
Initial conditional prepayment rate	1.3 – 9.7%	0.8 – 3.6%	7.0%
Final conditional prepayment rate	10%	10%	7%
Loss severity	98%	95%	100%

(1)
Represents assumptions for most heavily weighted scenario (the "base case").

        In second lien transactions the projection of near-term defaults from currently delinquent loans is relatively straightforward because loans in second lien transactions are generally "charged off" (treated as defaulted) by the securitization's servicer once the loan is 180 days past due. Most second lien transactions report the amount of loans in five monthly delinquency categories (i.e., 30-59 days past due, 60-89 days past due, 90-119 days past due, 120-149 days past due and 150-179 days past due). The Company estimates the amount of loans that will default over the next five months by calculating current representative liquidation rates (the percent of loans in a given delinquency status that are assumed to ultimately default) from selected representative transactions and then applying an average of the preceding 12 months' liquidation rates to the amount of loans in the delinquency categories. The amount of loans projected to default in the first through fifth months is expressed as a conditional default rate. The first four months' conditional default rate is calculated by applying the liquidation rates to the current period past due balances (i.e., the 150-179 day balance is liquidated in the first projected month, the 120-149 day balance is liquidated in the second projected month, the 90-119 day balance is liquidated in the third projected month and the 60-89 day balance is liquidated in the fourth projected month). For the fifth month the conditional default rate is calculated using the average 30-59 day past due balances for the prior three months. The fifth month is then used as the basis for the plateau period that follows the embedded five months of losses.

        As of December 31, 2010, in the base scenario, the conditional default rate (the "plateau conditional default rate") was held constant for one month. (At year-end 2009 the plateau default rate was held constant for four months.) Once the plateau period has ended, the conditional default rate is assumed to gradually trend down in uniform increments to its final long-term steady state conditional default rate. In the base scenario, the time over which the conditional default rate trends down to its final conditional default rate is eighteen months (compared to twelve months at year-end 2009). Therefore, the total stress period for second lien transactions would be twenty-four months which is comprised of: five months of delinquent data, a one month plateau period and an eighteen month decrease to the steady state conditional default rate. This is three month longer than the 21 months used at year-end 2009.The long-term steady state conditional default rates are calculated as the constant conditional default rates that would have yielded the amount of losses originally expected at underwriting. When a second lien loan defaults, there is generally very low recovery. Based on current expectations of future performance, the Company reduced its loss recovery assumption to 2% from 5% (thus increasing its severity from 95% to 98%) in the third quarter of 2010.

        The rate at which the principal amount of loans is prepaid may impact both the amount of losses projected (which is a function of the conditional default rate and the loan balance over time) as well as the amount of excess spread (which is the excess of the interest paid by the borrowers on the underlying loan over the amount of interest and expenses owed on the insured obligations). In the base case, the current conditional prepayment rate is assumed to continue until the end of the plateau before gradually increasing to the final conditional prepayment rate over the same period the conditional default rate decreases. For transactions where the initial conditional prepayment rate is higher than the final conditional prepayment rate, the initial conditional prepayment rate is held constant. The final conditional prepayment rate is assumed to be 10% for both HELOC and closed end second lien transactions. This level is much higher than current rates, but lower than the historical average, which reflects the Company's continued uncertainty about performance of the borrowers in these transactions. This pattern is consistent with how the Company modeled the conditional prepayment rate at year-end 2009. To the extent that prepayments differ from projected levels it could materially change the Company's projected excess spread.

        The Company uses a number of other variables in its second lien loss projections, including the spread between relevant interest rate indices, and HELOC draw rates (the amount of new advances provided on existing HELOCs expressed as a percent of current outstanding advances). For HELOC transactions, the draw rate is assumed to decline from the current level to the final draw rate over a period of three months. The final draw rates were assumed to range from 0.0% to 3.4%.

        In estimating expected losses, the Company modeled and probability weighted three possible conditional default rate curves applicable to the period preceding the return to the long-term steady state conditional default rate. Given that draw rates have been reduced to levels below the historical average and that loss severities in these products have been higher than anticipated at inception, the Company believes that the level of the elevated conditional default rate and the length of time it will persist is the primary driver behind the likely amount of losses the collateral will suffer (before considering the effects of repurchases of ineligible loans). The Company continues to evaluate the assumptions affecting its modeling results.

        At year-end 2010, the Company's base case assumed a one month conditional default rate plateau and an 18 month ramp down. Increasing the conditional default rate plateau to 4 months and keeping the ramp down at 18 months would increase the expected loss by approximately $132.7 million for HELOC transactions and $18.2 million for closed end second lien transactions. On the other hand, keeping the conditional default rate plateau at one month but decreasing the length of the conditional default rate ramp down to the 12 month assumption used at year-end 2009 would decrease the expected loss by approximately $75.6 million for HELOC transactions and $10.4 million for closed end second lien transactions.

  U.S. First Lien RMBS Loss Projections: Alt-A, Option ARM, Subprime and Prime

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

        The performance of the Company's first lien RMBS exposures began to deteriorate in 2007 and such transactions, particularly those originated in the period from 2005 through 2007 continue to perform below the Company's original underwriting expectations. The Company currently projects first lien collateral losses many times those expected at the time of underwriting. While insured securities benefitted from structural protections within the transactions designed to absorb some of the collateral losses, in many first lien RMBS transactions, projected losses exceed those structural protections.

        The majority of projected losses in first lien RMBS transactions are expected to come from non-performing mortgage loans (those that are delinquent, in foreclosure or where the loan has been foreclosed and the RMBS issuer owns the underlying real estate).An increase in non-performing loans beyond that projected in the previous period is one of the primary drivers of loss development in this portfolio. In order to determine the number of defaults resulting from these delinquent and foreclosed loans, the Company applies a liquidation rate assumption to loans in each of various delinquency categories. The Company arrived at its liquidation rates based on data in loan performance and assumptions about how delays in the foreclosure process may ultimately affect the rate at which loans are liquidated. The following table shows the Company's liquidation assumptions for various delinquency categories as of December 31, 2010 and 2009. The liquidation rate is a standard industry measure that is used to estimate the number of loans in a given aging category that will default within a specified time period. The Company projects these liquidations to occur over two years.

	December 31, 2010	December 31, 2009
30 – 59 Days Delinquent
Alt-A first lien	45%	45%
Alt-A option ARM	50	50
Subprime	50	50
60 – 89 Days Delinquent
Alt-A first lien	65	65
Alt-A option ARM	65	65
Subprime	65	65
90 – Bankruptcy
Alt-A first lien	70	70
Alt-A option ARM	75	75
Subprime	75	75
Foreclosure
Alt-A first lien	85	85
Alt-A option ARM	85	85
Subprime	85	85
Real Estate Owned
Alt-A first lien	100	100
Alt-A option ARM	100	100
Subprime	100	100

        While the Company uses liquidation rates as described above to project defaults of non-performing loans, it projects defaults on presently current loans by applying a conditional default rate trend. The start of that conditional default rate trend is based on the defaults the Company projects will emerge from currently nonperforming loans. The total amount of expected defaults from the non-performing loans is translated into a constant conditional default rate (i.e., the conditional default rate plateau), which, if applied for each of the next 24 months, would be sufficient to produce approximately the amount of defaults that were calculated to emerge from the various delinquency categories. The conditional default rate thus calculated individually on the collateral pool for each RMBS is then used as the starting point for the conditional default rate curve used to project defaults of the presently performing loans.

        In the base case, each transaction's conditional default rate is projected to improve over 12 months to an intermediate conditional default rate (calculated as 15% of its conditional default rate plateau); that intermediate conditional default rate is held constant for 36 months and then trails off in steps to a final conditional default rate of 5% of the conditional default rate plateau. Under the Company's methodology, defaults projected to occur in the first 24 months represent defaults that can be attributed to loans that are currently delinquent or in foreclosure, while the defaults projected to occur using the projected conditional default rate trend after the first 24 month period represent defaults attributable to borrowers that are currently performing.

        Another important driver of loss projections is loss severity, which is the amount of loss the transaction incurs on a loan after the application of net proceeds from the disposal of the underlying property. Loss severities experienced in first lien transactions have reached historical high levels and the Company is assuming that these historical high levels will continue for another year. The Company determines its initial loss severity based on actual recent experience. The Company then assumes that loss severities begin returning to levels consistent with underwriting assumptions beginning in December 2011, and in the base scenario decline over two years to 40%.

        The following table shows the Company's key assumptions used in its calculation of expected losses for the Company's direct vintage 2004 – 2008 first lien U.S. RMBS as of December 31, 2010 and December 31, 2009. The Company was not projecting any losses for first lien RMBS deals as of December 31, 2008:

Key Assumptions in Base Case Expected Loss Estimates of First Lien RMBS Transactions

	As of December 31, 2010	As of December 31, 2009
Alt-A First Lien
Plateau conditional default rate	2.6% – 42.2%	1.5% – 35.7%
Intermediate conditional default rate	0.4% – 6.3%	0.2% – 5.4%
Final conditional default rate	0.1% – 2.1%	0.1% – 1.8%
Initial loss severity	60%	60%
Initial conditional prepayment rate	0.0% – 36.5%	0.0% – 20.5%
Final conditional prepayment rate	10%	10%
Alt-A option ARM
Plateau conditional default rate	11.7% – 32.7%	13.5% – 27.0%
Intermediate conditional default rate	1.8% – 4.9%	2.0% – 4.1%
Final conditional default rate	0.6% – 1.6%	0.7% – 1.4%
Initial loss severity	60%	60%
Initial conditional prepayment rate	0.0% – 17.7%	0.0% – 3.5%
Final conditional prepayment rate	10%	10%
Subprime
Plateau conditional default rate	9.0% – 34.6%	7.1% – 29.5%
Intermediate conditional default rate	1.3% – 5.2%	1.1% – 4.4%
Final conditional default rate	0.4% – 1.7%	0.4% – 1.5%
Initial loss severity	80%	70%
Initial conditional prepayment rate	0.0% – 13.5%	0.0% – 12.0%
Final conditional prepayment rate	10%	10%

        The rate at which the principal amount of loans is prepaid may impact both the amount of losses projected (since that amount is a function of the conditional default rate and the loan balance over time) as well as the amount of excess spread (the amount by which the interest paid by the borrowers on the underlying loan exceeds the amount of interest owed on the insured obligations). The assumption for the conditional prepayment rate follows a similar pattern to that of the conditional default rate. The current level of voluntary prepayments is assumed to continue for the plateau period before gradually increasing over 12 months to the final conditional prepayment rate, which is assumed to be either 10% or 15% depending on the scenario run. For transactions where the initial conditional prepayment rate is higher than the final conditional prepayment rate, the initial conditional prepayment rate is held constant.

        The ultimate performance of the Company's first lien RMBS transactions remains highly uncertain and may be subject to considerable volatility due to the influence of many factors, including the level and timing of loan defaults, changes in housing prices and other variables. The Company will continue to monitor the performance of its RMBS exposures and will adjust the loss projections for those transactions based on actual performance and management's estimates of future performance.

        In estimating expected losses, the Company modeled and probability weighted sensitivities for first lien transactions by varying its assumptions of how fast recovery is expected to occur. The primary variable when modeling sensitivities was how quickly the conditional default rate returned to its modeled equilibrium, which was defined as 5% of the current conditional default rate. The Company also stressed conditional prepayment rates and the speed of recovery of loss severity rates. In a somewhat more stressful environment than that of the base case, where the conditional default rate recovery was more gradual and the final conditional prepayment rate was 15% rather than 10%, the Company's expected losses would increase by approximately $8.7 million for Alt-A first liens, $104.8 million for Option ARMs, $18.5 million for subprime and $0.1 million for prime transactions. In an even more stressful scenario where the conditional default rate plateau was extended 3 months (to be 27 months long) before the same more gradual conditional default rate recovery and loss severities were assumed to recover over 4 rather than 2 years (and subprime loss severities were assumed to recover only to 55%), the Company's expected losses would increase by approximately $35.5 million for Alt-A first liens, $191.3 million for Option ARMs, $204.6 million for subprime and $0.8 million for prime transactions. The Company also considered a scenario where the recovery was faster than in its base case. In this scenario, where the conditional default rate plateau was 3 months shorter (21 months, effectively assuming that liquidation rates would improve) and the conditional default rate recovery was more pronounced, the Company's expected losses would decrease by approximately $24.4 million for Alt-A first liens, $78.0 million for Option ARMs, $37.2 million for subprime and $0.5 million for prime transactions.

  Breaches of Representations and Warranties

        The Company is pursuing reimbursements for breaches of R&W regarding loan characteristics. Performance of the collateral underlying certain first and second lien securitizations has substantially differed from the Company's original expectations. The Company has employed several loan file diligence firms and law firms as well as devoted internal resources to review the mortgage files surrounding many of the defaulted loans. As of December 31, 2010, the Company had performed a detailed review of approximately 37,500 second lien and 15,500 first lien defaulted loan files, representing nearly $2.8 billion in second lien and $5.7 billion in first lien outstanding par of defaulted loans underlying insured transactions. The Company identified approximately 33,100 second lien transaction loan files and approximately 14,500 first lien transaction loan files that breached one or more R&W regarding the characteristics of the loans, such as misrepresentation of income or employment of the borrower, occupancy, undisclosed debt and non-compliance with underwriting guidelines at loan origination. The Company continues to review new files as new loans default and as new loan files are made available to it. The Company generally obtains the loan files from the originators or servicers (including master servicers). In some cases, the Company requests loan files via the trustee, which then requests the loan files from the originators and/or servicers. On second lien loans, the Company requests loan files for all charged-off loans. On first lien loans, the Company requests loan files for all severely (60+ days) delinquent loans and all liquidated loans. Recently, the Company started requesting loan files for all the loans (both performing and non-performing) in certain deals to limit the number of requests for additional loan files as the transactions season and loans charge-off, become 60+ days delinquent or are liquidated. (The Company takes no repurchase credit for R&W breaches on loans that are expected to continue to perform.) Following negotiations with the providers of the R&W, as of December 31, 2010, the Company had reached agreement for providers to repurchase $323 million of second lien and $205 million of first lien loans. The $323 million for second lien loans represents the calculated repurchase price for 3,120 loans and the $205 million for first lien loans represents the calculated repurchase price for 547 loans. The repurchase proceeds are paid to the RMBS transactions and distributed in accordance with the payment priorities set out in the transaction agreements, so the proceeds are not necessarily allocated to the Company on a dollar-for-dollar basis. Proceeds projected to be reimbursed to the Company on transactions where the Company has already paid claims are viewed as a recovery on paid losses. For transactions where the Company has not already paid claims, projected recoveries reduce projected loss estimates. In either case, projected recoveries have no effect on the amount of the Company's exposure. These amounts reflect payments made pursuant to the negotiated transaction agreements and not payments made pursuant to legal settlements. See "Recovery Litigation" below for a description of the related legal proceedings the Company has commenced.

        The Company has included in its net expected loss estimates as of December 31, 2010 an estimated benefit from repurchases of $1.6 billion. The amount of benefit recorded as a reduction of expected losses was calculated by extrapolating each transaction's breach rate on defaulted loans to projected defaults. The Company did not incorporate any gain contingencies or damages paid from potential litigation in its estimated repurchases. The amount the Company will ultimately recover related to contractual R&W is uncertain and subject to a number of factors including the counterparty's ability to pay, the number and loss amount of loans determined to have breached R&W and, potentially, negotiated settlements or litigation recoveries. As such, the Company's estimate of recoveries is uncertain and actual amounts realized may differ significantly from these estimates. In arriving at the expected recovery from breaches of R&W, the Company considered the credit worthiness of the provider of the R&W, the number of breaches found on defaulted loans, the success rate in resolving these breaches with the provider of the R&W and the potential amount of time until the recovery is realized.

        The calculation of expected recovery from breaches of R&W involved a variety of scenarios which ranged from the Company recovering substantially all of the losses it incurred due to violations of R&W to the Company realizing very limited recoveries. The Company did not include any recoveries related to breaches of R&W in amounts greater than the losses it expected to pay under any given cash flow scenario. These scenarios were probability weighted in order to determine the recovery incorporated into the Company's reserve estimate. This approach was used for both loans that had already defaulted and those assumed to default in the future. In all cases, recoveries were limited to amounts paid or expected to be paid by the Company.

        The following table represents the Company's total estimated recoveries netted in expected loss to be paid, from defective mortgage loans included in certain first and second lien U.S. RMBS loan securitizations that it insures. The Company had $1.6 billion of estimated recoveries from ineligible loans as of December 31, 2010, of which $0.9 billion is reported in salvage and subrogation recoverable, $0.5 billion is netted in loss and LAE reserves and $0.2 billion is netted in unearned premium reserve. The Company had $1.2 billion of estimated recoveries from ineligible loans as of December 31, 2009 of which $0.3 billion was reported in salvage and subrogation recoverable, $0.6 billion netted in loss and LAE reserves and $0.3 billion included within the Company's unearned premium reserve portion of its stand-ready obligation reported on the Company's consolidated balance sheet.

Rollforward of Estimated Benefit from Recoveries of Representation and Warranty Breaches,
Net of Reinsurance

	# of Insurance Policies as of December 31, 2010 with R&W Benefit Recorded	Outstanding Principal and Interest of Policies with R&W Benefit Recorded as of December 31, 2010	Future Net R&W Benefit at December 31, 2009	R&W Development and Accretion of Discount during Year	R&W Recovered During 2010(1)	Future Net R&W Benefit at December 31, 2010
	(dollars in millions)
Prime first lien	1	$57.1	$—	$1.1	$—	$1.1
Alt-A first lien	17	1,882.8	64.2	16.8	—	81.0
Alt-A option ARM	11	1,909.8	203.7	166.6	61.0	309.3
Subprime	1	228.7	—	26.8	—	26.8
Closed end second lien	4	444.9	76.5	101.7	—	178.2
HELOC	13	2,969.8	828.7	303.5	128.1	1,004.1

Total	47	$7,493.1	$1,173.1	$616.5	$189.1	$1,600.5

	# of Insurance Policies as of December 31, 2009 with R&W Benefit Recorded	Outstanding Principal and Interest of Policies with R&W Benefit Recorded as of December 31, 2009	Future Net R&W Benefit at December 31, 2008	R&W Development and Accretion of Discount during Year	R&W Recovered During 2009	R&W Benefit from AGMH Acquisition	Future Net R&W Benefit at December 31, 2009
	(dollars in millions)
Prime first lien	—	$—	$—	$—	$—	$—	$—
Alt-A first lien	17	1,821.5	—	64.2	—	—	64.2
Alt-A option ARM	9	2,437.5	—	41.2	16.7	179.2	203.7
Subprime	—	—	—	—	—	—	—
Closed end second lien	2	224.0	—	76.5	—	—	76.5
HELOC	11	4,384.5	49.3	618.9	66.9	227.4	828.7

Total	39	$8,867.5	$49.3	$800.8	$83.6	$406.6	$1,173.1

(1)
Gross amount recovered is $217.6 million.

        The following table provides a breakdown of the development and accretion amount in the rollforward of estimated recoveries associated with alleged breaches of R&W:

As of December 31, 2010
(in millions)
Inclusion of new deals with breaches of R&W during period	$170.5
Change in recovery assumptions as the result of additional file review and recovery success	253.5
Estimated increase in defaults that will result in additional breaches	188.1
Accretion of discount on balance	4.4

Total	$616.5

        The $616.5 million R&W development and accretion of discount during 2010 in the above table primarily resulted from an increase in loan file reviews, increased success rates in putting back loans, and increased projected defaults on loans with breaches of R&W. This development primarily can be broken down into changes in calculation inputs, changes in the timing and amounts of defaults and the inclusion of additional deals during the year for which the Company expects to obtain these benefits. The Company has reflected eight additional transactions during 2010 which resulted in approximately $170.5 million of the development. The remainder of the development primarily relates to changes in assumptions and additional projected defaults. The accretion of discount was not a primary driver of the development. Changes in assumptions generally relate to an increase in loan file reviews and increased success rates in putting back loans. The Company assumes that recoveries on HELOC and closed end second lien loans will occur in two to four years from the balance sheet date depending on the scenarios and that recoveries on Alt-A, Option ARM and Subprime loans will occur as claims are paid over the life of the transactions. The $800.8 million development and accretion of discount during 2009 in the above table primarily resulted from an increase in loan file reviews and extrapolation of expected recoveries. The Company assumes in its base case that recoveries on HELOC and CES loans will occur in two years from the balance sheet date and that recoveries on Alt-A, Option ARM and Subprime loans will occur as claims are paid over the life of the transactions.

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

        The Company's $2.1 billion net par of XXX life insurance transactions includes, as of December 31, 2010, includes a total of $882.5 million rated BIG, comprising Class A-2 Floating Rate Notes issued by Ballantyne Re p.l.c and Series A-1 Floating Rate Notes issued by Orkney Re II p.l.c ("Orkney Re II"). The Ballantyne Re and Orkney Re II XXX transactions had material amounts of their assets invested in U.S. RMBS transactions. Based on its analysis of the information currently available, including estimates of future investment performance provided by the current investment manager, and projected credit impairments on the invested assets and performance of the blocks of life insurance business at December 31, 2010, the Company's gross expected loss, prior to reinsurance or netting of unearned premium, for its two BIG XXX insurance transactions was $73.8 million and its net reserve was $57.7 million.

  Public Finance Transactions

        The Company has insured $458 billion of public finance transactions across a number of different sectors. Within that category, $4.5 billion is rated BIG, and the company is projecting $88.9 million of expected losses across the portfolio.

        Of these losses, $25.8 million are expected in relation to eight student loan transactions with $592.4 million of net par outstanding. The largest of these losses was $18.5 million related to a transaction backed by a pool of government-guaranteed student loans ceded to AG Re by another monoline insurer. The guaranteed bonds were issued as variable rate demand obligations that have since been "put" to the bank liquidity providers and now bear a high rate of interest. Further the underlying loan collateral has performed below expectations. The Company has estimated its losses based upon a weighting of potential outcomes.

        The Company has also projected estimated losses of $33 million on its total net par outstanding of $513.2 million on Jefferson County Alabama Sewer Authority exposure. This estimate is based primarily on the Company's view of how much debt the Authority should be able to support under certain probability-weighted scenarios.

        The Company has $164.5 million of net par exposure to the city of Harrisburg, Pennsylvania, of which $93.2 million is BIG. The Company has paid $2.9 million in net claims to date, and expects a full recovery.

  Other Sectors and Transactions

        The Company continues to closely monitor other sectors and individual financial guaranty insurance transactions it feels warrant the additional attention, including, as of December 31, 2010, its commercial real estate exposure of $584.2 million of net par, its TruPS collateralized debt obligations ("CDOs") exposure of $1.1 billion, its insurance on a financing of 78 train sets (one train set being composed of eight cars) for an Australian commuter railway for $616.5 million net par and its U.S. health care exposure of $21.4 billion of net par.

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

        In December 2008, the Company sued J.P. Morgan Investment Management Inc. ("JPMIM"), the investment manager in the Orkney Re II transaction, in New York Supreme Court ("Court") alleging that JPMIM engaged in breaches of fiduciary duty, gross negligence and breaches of contract based upon its handling of the investments of Orkney Re II. In January 2010, the Court ruled against the Company on a motion to dismiss filed by JPMIM, dismissing the Company's claims for breaches of fiduciary duty and gross negligence on the ground that such claims are preempted by the Martin Act, which is New York's blue sky law, such that only the New York Attorney General has the authority to sue JPMIM. The Company appealed and, in November 2010, the Appellate Division (First

Department) issued a ruling, ordering the Court's order to be modified to reinstate the Company's claims for breach of fiduciary duty and gross negligence and certain of its claims for breach of contract, in each case for claims accruing on or after June 26, 2007. In December 2010, JPMIM filed a motion for permission to appeal to the Court of Appeals on the Martin Act issue; that motion was granted in February 2011.

        In June 2010, the Company sued JPMorgan Chase Bank, N.A. and JPMorgan Securities, Inc. (together, "JPMorgan"), the underwriter of debt issued by Jefferson County, in New York Supreme Court alleging that JPMorgan induced the Company to issue its insurance policies in respect of such debt through material and fraudulent misrepresentations and omissions, including concealing that it had secured its position as underwriter and swap provider through bribes to Jefferson County commissioners and others. In December 2010, the Court denied JPMorgan's motion to dismiss. The Company is continuing its risk remediation efforts for this exposure.

        In September 2010, the Company, together with TD Bank, National Association and Manufacturers and Traders Trust Company, filed a complaint in the Court of Common Pleas in the Supreme Court of Pennsylvania against The Harrisburg Authority, The City of Harrisburg, Pennsylvania (the "City"), and the Treasurer of the City in connection with certain Resource Recovery Facility bonds and notes issued by the Harrisburg Authority, alleging, among other claims, breach of contract by both the Harrisburg Authority and the City, and seeking remedies including an order compelling the Harrisburg Authority to pay all unpaid and past due principal and interest and to charge and collect sufficient rates, rental and other charges adequate to carry out its pledge of revenues and receipts; an order compelling the City to budget for, impose and collect taxes and revenues sufficient to satisfy its obligations; and the appointment of a receiver for the Harrisburg Authority.

  Provision for Income Tax

        Deferred income tax assets and liabilities are established for the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Such temporary differences relate principally to unrealized gains and losses on investments and credit derivatives, DAC, reserves for losses and LAE, unearned premium reserves and statutory contingency reserves. As of December 31, 2010 and December 31, 2009, the Company had a net deferred income tax asset of $1,224.0 million and $1,158.2 million, respectively. As of December 31, 2010, the Company has foreign tax credits, which expire in 2018, of $22.3 million from its AGMH Acquisition. Section 382 of the Internal Revenue Code limits the amounts of credits the Company may utilize each year. Management believes sufficient future taxable income exists to realize the full benefit of these foreign tax credits. At December 31, 2009, the Company established a valuation allowance of $7.0 million. Management has reassessed the likelihood of realization of all of its deferred tax assets. As of December 31, 2010, management believes sufficient future taxable income exists to offset the AGRO net operating loss and has released the $7 million valuation allowance.

        For the years ended December 31, 2010, 2009 and 2008, income tax expense was $86.6 million, $36.9 million and $43.4 million and the Company's effective tax rate was 13.6%, 27.7% and 38.7% for the years ended December 31, 2010, 2009 and 2008, respectively. The Company's effective tax rates reflect the proportion of income recognized by each of the Company's operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 35%, U.K. subsidiaries taxed at the U.K. marginal corporate tax rate of 28%, and no taxes for the Company's Bermuda holding company and subsidiaries, and the impact of the goodwill impairment and gain on bargain purchase which is not tax effected. Accordingly, the Company's overall corporate effective tax rate fluctuates based on the distribution of taxable income across these jurisdictions. During the year ended December 31, 2010, a net tax benefit of $55.8 million was recorded by the Company due to the filing of an amended tax return which included the AGMH and Subsidiaries tax group. The amended return filed in September 2010 was for a period prior to the AGMH Acquisition and consequently, the Company no longer has a deferred tax asset related to net operating loss or alternative minimum tax credits associated with the AGMH Acquisition. Instead, the Company has recorded additional deferred tax assets for loss reserves and foreign tax credits and has decreased its liability for uncertain tax positions. The event giving rise to this recognition occurred after the measurement period as defined by acquisition accounting and thus the amount is included in the year ended December 31, 2010 net income. Included in the $55.8 million net tax benefit is a decrease for uncertain tax positions, including interest and penalties, of $9.2 million. In 2009 pre-tax income included the bargain purchase gain on AGMH Acquisition of $232.6 million and expense of $85.4 million related to goodwill impairment, which was the primary reason for the 27.7% effective tax rate. In 2008 pre-tax income included $38.0 million of pre-tax unrealized gains on credit derivatives, the majority of which was associated with subsidiaries taxed in the U.S.

  Financial Guaranty Variable Interest Entities

        On January 1, 2010, the Company adopted a new accounting standard as required by the Financial Accounting Standards Board that changed how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The new accounting standard requires the Company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a VIE. The new accounting standard mandated the accounting changes prescribed by the statement to be recognized by the Company as a cumulative effect adjustment to retained earnings as of January 1, 2010. The cumulative effect of adopting the new accounting standard was a $206.5 million after-tax decrease to the opening retained earnings balance due to the consolidation of 21 VIEs at fair value on January 1, 2010. This analysis identifies the primary beneficiary of a VIE as the enterprise that has both (1) the power to direct the activities of a VIE that most significantly impact the entity's economic performance; and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Under GAAP, the Company is deemed to be the control party typically when its protective rights give it the power to both terminate and replace the deal servicer. Additionally, this new accounting standard requires an ongoing reassessment of whether the Company is the primary beneficiary of a VIE.

        Pursuant to the new accounting standard, the Company evaluated its power to direct the significant activities that most significantly impact the economic performance of VIEs that have debt obligations insured by the Company and, accordingly, where the Company is obligated to absorb VIE losses that could potentially be significant to the VIE. As a result of changes in control rights during the year ended December 31, 2010, two VIEs were deconsolidated and ten additional VIEs were consolidated subsequent to the Company's adoption of the new accounting standard on January 1, 2010. This resulted in an increase in financial guaranty variable interest entities' assets of $2,606.8 million, an increase in financial guaranty variable interest entities' liabilities of $2,974.4 million and a net pre-tax loss on deconsolidation/consolidation of $241.9 million, which was included in "net change in financial guaranty variable interest entities" in the consolidated statement of operations. The following table presents the effects on the Company's statement of operations for consolidating these VIEs and eliminating their related insurance accounting for the year ended December 31, 2010:

Effect of Consolidating VIEs

Year Ended December 31, 2010
(in millions)
Net earned premiums(1)	$(47.6)
Net change in financial guaranty VIEs	(183.1)
Loss and LAE(2)	68.8

Total pre-tax impact on GAAP net income	(161.9)
Less: Tax provision (benefit)	(56.7)

Total impact on GAAP net income	$(105.2)

(1)
Represents net earned premiums of consolidated VIEs that were eliminated upon consolidation of VIEs.

(2)
Represents loss and LAE of consolidated VIEs that were eliminated upon consolidation of VIEs.

        During 2010, the fair value of VIEs' liabilities decreased principally as a result of lengthening duration of the expected payback period of these liabilities due to improved performance of the underlying VIEs' assets supporting the cash flows for the VIEs' liabilities.

        In 2009, the Company consolidated VIEs for which it determined that it was the primary beneficiary, based on accounting rules in effect at the time. In determining whether the Company was the primary beneficiary prior to 2010, a number of factors were considered, including the design of the entity and the risks the VIE was created to pass along to variable interest holders, the extent of credit risk absorbed by the Company through its insurance contract and the extent to which credit protection provided by other variable interest holders reduces this exposure and the exposure that the Company cedes to third party reinsurers. The criteria for determining whether the Company is the primary beneficiary of a VIE has changed as of January 1, 2010, as described above.

Segment Underwriting Gains (Losses)

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

        The Company's business includes two principal segments: financial guaranty direct and financial guaranty reinsurance. The financial guaranty direct segment includes policies issued directly to the holders of insured obligations at time of issuance and those issued in the secondary market. The financial guaranty reinsurance segment includes assumed reinsurance contracts written to third parties. The Company's mortgage guaranty insurance business, which was previously reported as a separate segment and has had no new activity in recent years, and other lines of business that were 100% ceded upon Assured Guaranty's initial public offering in 2004, are shown as "other." The financial guaranty segments include contracts accounted for as both insurance and credit derivatives.

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

Underwriting Gain (Loss) by Segment

	Year Ended December 31, 2010
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Other	Underwriting Gain (Loss)	Consolidation of VIEs	Total
	(in millions)
Net earned premiums	$1,161.7	$70.2	$2.4	$1,234.3	$(47.6)	$1,186.7
Credit derivative revenues(1)	210.9	(0.6)	—	210.3	—	210.3
Other income	60.5	—	—	60.5	—	60.5
Loss and loss adjustment (expenses) recoveries	(406.7)	(75.7)	(0.2)	(482.6)	68.8	(413.8)
Losses incurred on credit derivatives(2)	(200.5)	(8.9)	—	(209.4)	—	(209.4)
Amortization of deferred acquisition costs	(16.6)	(17.4)	(0.1)	(34.1)	—	(34.1)
Other operating expenses	(171.3)	(29.2)	(1.3)	(201.8)	—	(201.8)

Underwriting gain (loss)	$638.0	$(61.6)	$0.8	$577.2

	Year Ended December 31, 2009
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Other	Total
	(in millions)
Net earned premiums	$793.1	$134.4	$2.9	$930.4
Credit derivative revenues(1)	168.2	2.0	—	170.2
Other income	31.3	0.1	—	31.4
Loss and loss adjustment (expenses) recoveries	(241.9)	(123.8)	(12.1)	(377.8)
Losses incurred on credit derivatives(2)	(238.1)	(0.6)	—	(238.7)
Amortization of deferred acquisition costs	(16.3)	(37.1)	(0.5)	(53.9)
Other operating expenses	(136.4)	(26.4)	(3.0)	(165.8)

Underwriting gain (loss)	$359.9	$(51.4)	$(12.7)	$295.8

	Year Ended December 31, 2008
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Other	Total
	(in millions)
Net earned premiums	$90.0	$165.7	$5.7	$261.4
Credit derivative revenues(1)	113.8	3.4	—	117.2
Other income	0.5	0.2	—	0.7
Loss and loss adjustment (expenses) recoveries	(196.9)	(68.4)	(0.5)	(265.8)
Losses incurred on credit derivatives(2)	(38.3)	(5.4)	0.4	(43.3)
Amortization of deferred acquisition costs	(14.1)	(46.6)	(0.5)	(61.2)
Other operating expenses	(61.6)	(20.7)	(2.6)	(84.9)

Underwriting gain (loss)	$(106.6)	$28.2	$2.5	$(75.9)

(1)
Comprised of premiums and ceding commissions.

(2)
Represents changes in present value of expected claims to be paid under credit derivative contracts.

Reconciliation of Underwriting Gain (Loss)
to Income (Loss) before Income Taxes

	Year Ended December 31,
	2010	2009	2008
	(in millions)
Total underwriting gain	$577.2	$295.8	$(75.9)
Net investment income	354.7	259.2	162.6
Net realized investment gains (losses)	(2.0)	(32.7)	(69.8)
Unrealized gains on credit derivatives, excluding losses incurred on credit derivatives	(5.2)	(105.7)	81.7
Fair value gain (loss) on committed capital securities	9.2	(122.9)	42.7
Net change in financial guaranty VIEs	(183.1)	(1.2)	—
Other income(1)	(20.4)	27.1	—
AGMH acquisition-related expenses	(6.8)	(92.3)	—
Interest expense	(99.6)	(62.8)	(23.3)
Goodwill and settlement of intercompany relationship	—	(23.3)	—
CCS premium expense(2)	(9.7)	(8.3)	(5.7)
Elimination of insurance accounts for VIEs	21.2	—	—

Income (loss) before provision for income taxes	$635.5	$132.9	$112.3

(1)
Includes foreign exchange gain (loss) on revaluation of premium receivable and reinsurance cession of OTTI of investment assets associated with a BIG financial guaranty contract.

(2)
Recorded in other operating expenses.

        For 2010 and 2009, the financial guaranty direct segment recorded underwriting gains primarily due to AGMH net earned premiums, while the reinsurance segment recorded underwriting losses for all periods presented primarily as a result of U.S. RMBS assumed losses and the reclassification of AG Re's assumed business from AGM, from the reinsurance to the direct segment after the Acquisition Date. AGM is one of AG Re's largest ceding companies and AGM results of operations, net of third party cessions, are included in the financial guaranty direct segment in all periods since the Acquisition Date. Prior to the AGMH Acquisition, AGM's cessions to AG Re are included in the reinsurance segment.

  Financial Guaranty Direct Segment

        2010 compared with 2009:    Financial guaranty direct segment underwriting gains increased in 2010 due primarily to increased net earned premiums and credit derivative revenues due to the inclusion of AGMH results for a full year in 2010 compared with a half year in 2009, offset in part by increased loss and LAE on RMBS exposures. The financial guaranty direct segment underwriting gains (losses) in 2010 include gains related to various reassumptions of previously ceded books of business. In the future, the AGMH portfolio of insured structured finance obligations, including credit derivatives, will generate a declining stream of net earned premiums and credit derivative revenues due to AGMH's focus on underwriting public financial obligations.

        Present value of PVP in the direct segment declined in 2010. The current market conditions have had a significant impact on the demand in both the global structured finance and international infrastructure finance markets for financial guaranties, and it is uncertain when or if demand for financial guaranties will return. The Company has witnessed limited new issuance activity in many markets in which the Company was previously active. See "—Executive Summary."

        2009 compared with 2008:    The AGMH Acquisition significantly increased the size of the financial guaranty direct segment. Net par outstanding in the financial guaranty direct segment increased from $132.0 billion at December 31, 2008 to $575.5 billion as of December 31, 2009. The financial guaranty direct segment contributed $366.8 million to the total underwriting gain in 2009 compared to an underwriting loss of $106.6 million in 2008.

        The increase in underwriting gain in the financial guaranty direct segment in 2009 was driven primarily by net earned premiums and credit derivative revenues. Growth in net earned premiums resulted primarily from the AGMH Acquisition. On a going forward basis, the AGMH portfolio of insured structured finance obligations, including credit derivatives, will generate a declining stream of net earned premiums and credit derivative revenues due to AGM's focus on underwriting public finance obligations exclusively.

        In addition to the net earned premiums contribution to the financial guaranty direct segment's underwriting gain, in 2009 a $29.2 million non-recurring settlement and distribution of excess cash flow from a financial guaranty VIE that was previously consolidated by AGMH was recorded in "other income."

        Partially offsetting these underwriting gains were increased loss and LAE and losses incurred on credit derivatives primarily driven by AGC's book of business. AGMH's losses on policies accounted for as financial guaranty insurance have been substantially absorbed by the unearned premium reserve which was recorded at fair value on July 1, 2009, the date of the AGMH Acquisition. See Note 5 in "Item 8. Financial Statements and Supplementary Data" for a discussion of the accounting for premiums and losses and its effects in relation to acquisition accounting.

        Other operating expenses primarily reflect the addition of expenses related to the AGMH acquired companies.

        PVP in the direct segment decreased 21.6% in 2009. The decline was attributable to the decline in the structured finance market in which the Company wrote $24.2 million in PVP in 2009 compared to $260.1 million in 2008. In 2009, the Company insured 8.5% of all new U.S. municipal issuance based on par written in large part due to the lack of financially strong competitors.

  Financial Guaranty Reinsurance Segment

        2010 compared with 2009:    The financial guaranty reinsurance segment's underwriting loss in 2010 increased compared to 2009 due to decreased net earned premiums and credit derivative revenues, partially offset by reduced loss and LAE. The financial guaranty reinsurance segment's underwriting loss in 2010 was higher than 2009 due primarily to (1) the reallocation of AG Re's assumed book of AGMH business to the financial guaranty direct segment, (2) the normal runoff of business, and (3) the decrease in new business opportunities.

        There was no PVP in 2010 in the financial guaranty reinsurance segment, however, the Company continues to earn premiums on its existing book of business.

        2009 compared with 2008:    As a result of the reallocation of AG Re's assumed book of AGMH business to the financial guaranty direct segment, the normal runoff of business and decrease in new business opportunities in 2009, the size of the financial guaranty reinsurance segment declined and, therefore, 2009 net earned premiums declined. Net par outstanding in the financial guaranty reinsurance segment declined to $64.9 billion as of December 31, 2009 from $90.7 billion as of December 31, 2008. In addition, loss and LAE increased in 2009 compared to 2008 and 2007 due to losses in the RMBS sectors.

        There was $90.8 million new business production in 2009 in the financial guaranty reinsurance segment. The Company also continues to earn premiums on its existing book of assumed business from third party financial guaranty companies.

Non-GAAP Financial Measures

        To more accurately reflect the key financial measures management analyzes in evaluating the Company's operations and progress towards long-term goals, the Company discusses both measures promulgated in accordance with GAAP and measures not promulgated in accordance with GAAP ("non-GAAP financial measures"). Although the financial measures identified as non-GAAP should not be considered substitutes for GAAP measures, management considers them key performance indicators and employs them as well as other factors in determining compensation. Non-GAAP financial measures, therefore, provide investors with important information about the key financial measures management utilizes in measuring its business. The primary limitation of non-GAAP financial measures is the potential lack of comparability to other companies as each company may define non-GAAP measures differently as there is limited literature with respect to such measures. Three of the primary non-GAAP financial measures analyzed by the Company's senior management are: operating income, adjusted book value and PVP.

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

        The following paragraphs define each non-GAAP financial measure and describe why they are useful. A reconciliation of the non-GAAP financial measure and the most directly comparable GAAP financial measure, if available, is also presented below. Non-GAAP financial measures should not be viewed as substitutes for their most directly comparable GAAP measures.

Operating Income

        The table below presents net income attributable to AGL and a reconciliation to operating income. The Company revised its definition of operating income in the second quarter of 2010 to exclude foreign exchange revaluation gains and losses on premiums receivable. Prior and subsequent periods are presented on a consistent basis with this revised definition.

Reconciliation of Net Income (Loss) Attributable to Assured Guaranty Ltd.
to Operating Income

	Year Ended December 31,
	2010	2009
	(in millions)
Net income (loss) attributable to Assured Guaranty Ltd.	$548.9	$97.2
Less after-tax adjustments:
Realized gains (losses) on investments	1.0	(34.2)
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	11.3	(82.2)
Fair value gains (losses) on committed capital securities	6.0	(79.9)
Foreign exchange gains (losses) on revaluation of premiums receivable	(24.5)	23.4
Effect of consolidating financial guaranty VIEs	(105.2)	—
Goodwill and settlement of pre-existing relationship	—	(23.3)

Operating income	$660.3	$293.4

        The increase in operating income in 2010 was primarily attributable to the inclusion of 12 months of AGMH compared to six months in 2009, commutation gains and the recording of a tax benefit of $55.8 million in 2010 due to the filing of an amended tax return for a period prior to the AGMH Acquisition, offset in part by higher loss and LAE. Excluding the AGMH Acquisition, the decline in earned premiums in 2010 compared to 2009 relates primarily to lower refundings and accelerations. Net earned premiums and credit derivative revenue from the AGM structured finance book of business will decline as the net par runs off. Loss and LAE in 2010 includes amounts recognized due to the amortization of deferred premium revenue and amounts attributable to loss development principally in the U.S. RMBS and other structured sectors. Operating income in 2009 included additional expense items attributable to the AGMH Acquisition such as AGMH Acquisition—related expenses which were $92.3 million in 2009 compared to $6.8 million in 2010, and goodwill and settlement of pre-existing relationships.

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

  3)
  Elimination of the after-tax fair value gains (losses) on the Company's CCS. Such amounts are heavily affected by, and in part fluctuate with, changes in market interest rates, credit spreads and other market factors and are not expected to result in an economic gain or loss.

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

Adjusted Book Value and Operating Shareholders' Equity

        Management also uses adjusted book value to measure the intrinsic value of the Company, excluding franchise value. Growth in adjusted book value is one of the key financial measures used in determining the amount of certain long term compensation to management and employees and used by rating agencies and investors.

Reconciliation of Shareholders' Equity Attributable to Assured Guaranty Ltd.
to Adjusted Book Value

	As of December 31,
	2010		2009
	Total	Per Share	Total	Per Share
	(dollars in millions, except share and per share amounts)
Shareholders' equity attributable to Assured Guaranty Ltd.	$3,798.8	$20.67	$3,520.5	$19.12
Less after-tax adjustments:
Effect of consolidating financial guaranty VIEs	(311.8)	(1.70)	—	—
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(764.8)	(4.16)	(767.6)	(4.17)
Fair value gains (losses) on committed capital securities	12.2	0.07	6.2	0.03
Unrealized gain (loss) on investment portfolio excluding foreign exchange effect	100.1	0.54	139.7	0.76

Operating shareholders' equity	4,763.1	25.92	4,142.2	22.49
After-tax adjustments:
Less: DAC	248.4	1.35	235.3	1.28
Plus: Net present value of estimated net future credit derivative revenue	424.8	2.31	520.0	2.82
Plus: Net unearned premium reserve on financial guaranty contracts in excess of expected loss to be expensed	4,059.6	22.09	4,486.8	24.36

Adjusted book value	$8,999.1	$48.98	$8,913.7	$48.40

        As of December 31, 2010, shareholders' equity increased to $3.8 billion from $3.5 billion at December 31, 2009 due primarily to net income of $548.9 million offset in part by the cumulative effect of a change in accounting for VIEs of $206.5 million. Adjusted book value and adjusted book value per share remained relatively flat. While the addition of PVP, a tax benefit due to the filing of an amended tax return relating to AGMH and its subsidiaries and the re-assumption of various portfolios of ceded business increased adjusted book value, such positive adjustments were mostly offset by loss development, dividends and stock buybacks. Shares outstanding remained relatively flat as the Company did not issue new shares and repurchased only 0.7 million shares in 2010.

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

  3)
  Elimination of the after-tax fair value gains (losses) on the Company's CCS. Such amounts are heavily affected by, and in part fluctuate with, changes in market interest rates, credit spreads and other market factors and are not expected to result in an economic gain or loss.

  4)
  Elimination of the after-tax unrealized gains (losses) on the Company's investments that are recorded as a component of AOCI (excluding foreign exchange revaluation). The AOCI component of the fair value adjustment on the investment portfolio is not deemed economic because the Company generally holds these investments to maturity and therefore will not recognize an economic loss.

        Management believes that adjusted book value is a useful measure because it enables an evaluation of the net present value of the Company's in force premiums and revenues in addition to operating shareholders' equity. The premiums and revenues included in adjusted book value will be earned in future periods, but actual earnings may differ materially from the estimated amounts used in determining current adjusted book value due to changes in, foreign exchange rates, refinancing or refunding activity, prepayment speeds, terminations, credit defaults and other factors. Many investors, analysts and financial news reporters use adjusted book value to evaluate AGL's share price and as the basis of their decision to recommend, buy or sell the AGL common shares. Adjusted book value is operating shareholders' equity, as defined above, further adjusted for the following:

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

PVP or Present Value of New Business Production

        Management believes that PVP is a useful measure because it enables the evaluation of the value of new business production for the Company by taking into account the value of estimated future installment premiums on all new contracts underwritten in a reporting period as well as premium supplements and additional installment premium on existing contracts as to which the issuer has the right to call the insured obligation but has not exercised such right, whether in insurance or credit derivative contract form, which GAAP gross premiums written and the net credit derivative premiums received and receivable portion of net realized gains and other settlement on credit derivatives ("Credit Derivative Revenues") do not adequately measure. PVP in respect of insurance and credit derivative contracts written in a specified period is defined as gross upfront and installment premiums received and the present value of gross estimated future installment premiums, in each case, discounted at 6% (the Company's tax-equivalent pre-tax investment yield on its investment portfolio). For purposes of the PVP calculation, management discounts estimated future installment premiums on insurance contracts at 6%, while under GAAP, these amounts are discounted at a risk free rate. Additionally, under GAAP, management records future installment premiums on financial guaranty insurance contracts covering non-homogeneous pools of assets based on the contractual term of the transaction, whereas for PVP purposes, management records an estimate of the future installment premiums the Company expects to receive, which may be based upon a shorter period of time than the contractual term of the transaction. Actual future net earned or written premiums and Credit Derivative Revenues may differ from PVP due to factors including, but not limited to, changes in foreign exchange rates, refinancing or refunding activity, prepayment speeds, terminations, credit defaults, or other factors that affect par outstanding or the ultimate maturity of an obligation.

Financial Guaranty Insured Portfolio Profile

        The following tables present the insured portfolio by asset class net of cessions to reinsurers as of December 31, 2010 and 2009. See Note 12 in "Item 8. Financial Statements and Supplementary Data" for information related to reinsurers. It includes all financial guaranty contracts outstanding as of the dates presented, regardless of the form written (i.e. credit derivative form or traditional financial guaranty insurance form) or the applicable accounting model (i.e. insurance or derivative accounting).

Net Par Outstanding and Average Rating by Asset Class
As of December 31, 2010

	Financial Guaranty Direct	Financial Guaranty Reinsurance	Consolidated
Sector	Net Par Outstanding	Net Par Outstanding	Net Par Outstanding	Avg. Rating
	(dollars in millions)
Public finance:
U.S.:
General obligation	$166,631	$15,168	$181,799	A+
Tax backed	73,892	9,511	83,403	A+
Municipal utilities	64,544	5,522	70,066	A
Transportation	31,126	5,847	36,973	A
Healthcare	20,294	1,298	21,592	A
Higher education	13,157	2,530	15,687	A+
Housing	6,250	312	6,562	AA-
Infrastructure finance	2,367	1,725	4,092	BBB+
Investor-owned utilities	162	1,343	1,505	A-
Other public finance—U.S.	3,982	1,335	5,317	A-

Total public finance—U.S.	382,405	44,591	426,996	A+
Non-U.S.:
Infrastructure finance	14,984	989	15,973	BBB
Regulated utilities	12,517	1,461	13,978	BBB+
Pooled infrastructure	3,432	—	3,432	AA
Other public finance—non-U.S.	7,246	114	7,360	AA-

Total public finance—non-U.S.	38,179	2,564	40,743	A-

Total public finance	420,584	47,155	467,739	A
Structured finance:
U.S.:
Pooled corporate obligations	66,606	778	67,384	AAA
RMBS	24,778	352	25,130	BB
CMBS and other commercial real estate related exposures	6,714	370	7,084	AAA
Financial products(1)	6,831	—	6,831	AA-
Consumer receivables	4,907	1,166	6,073	AA-
Commercial receivables	1,291	848	2,139	BBB+
Structured credit	1,361	368	1,729	BBB
Insurance securitizations	1,247	337	1,584	A+
Other structured finance—U.S.	766	36	802	A-

Total structured finance—U.S.	114,501	4,255	118,756	AA-
Non-U.S.:
Pooled corporate obligations	21,928	682	22,610	AAA
RMBS	3,384	10	3,394	AA+
Commercial receivables	794	935	1,729	A-
Structured credit	1,140	127	1,267	BBB
Insurance securitizations	964	—	964	CCC-
CMBS and other commercial real estate related exposures	251	—	251	AAA
Other structured finance—non-U.S.	419	2	421	Super Senior

Total structured finance—non-U.S.	28,880	1,756	30,636	AA+

Total structured finance	143,381	6,011	149,392	AA

Total net par outstanding	$563,965	$53,166	$617,131	A+

 Net Par Outstanding and Average Rating by Asset Class
As of December 31, 2009

	Financial Guaranty Direct	Financial Guaranty Reinsurance	Consolidated
Sector	Net Par Outstanding	Net Par Outstanding	Net Par Outstanding	Avg. Rating
	(dollars in millions)
Public Finance:
U.S.:
General obligation	$161,140	$17,244	$178,384	A+
Tax backed	72,972	10,057	83,029	A+
Municipal utilities	62,911	6,667	69,578	A
Transportation	29,086	6,211	35,297	A
Healthcare	20,132	1,877	22,009	A
Higher education	12,184	2,948	15,132	A+
Housing	7,146	1,378	8,524	AA-
Infrastructure finance	2,717	836	3,553	BBB
Investor-owned utilities	124	1,566	1,690	BBB+
Other public finance—U.S.	3,676	2,206	5,882	A

Total public finance—U.S.	372,088	50,990	423,078	A+
Non-U.S.:
Infrastructure finance	13,865	2,479	16,344	BBB
Regulated utilities	11,393	2,458	13,851	BBB+
Pooled infrastructure	4,404	—	4,404	AA
Other public finance—non-U.S.	7,619	557	8,176	AA-

Total public finance—non-U.S.	37,281	5,494	42,775	A-

Total public finance	409,369	56,484	465,853	A
Structured Finance:
U.S.:
Pooled corporate obligations	73,416	917	74,333	AAA
RMBS	28,747	429	29,176	BB+
Financial products	10,251	—	10,251	AA-
CMBS and other commercial real estate related exposures	7,030	380	7,410	AAA
Consumer receivables	7,434	1,439	8,873	A+
Structured credit	2,223	384	2,607	A-
Commercial receivables	1,207	1,275	2,482	BBB+
Insurance securitizations	1,314	337	1,651	A+
Other structured finance—U.S.	1,323	195	1,518	A+

Total structured finance—U.S.	132,945	5,356	138,301	AA-
Non-U.S.:
Pooled corporate obligations	23,668	1,029	24,697	AAA
RMBS	5,203	24	5,227	AAA
Commercial receivables	1,003	869	1,872	A-
Structured credit	1,428	641	2,069	BBB
Insurance securitizations	964	17	981	CCC-
CMBS and other commercial real estate related exposures	430	322	752	AA
Other structured finance—non-U.S.	498	172	670	AAA

Total structured finance—non-U.S.	33,194	3,074	36,268	AA+

Total structured finance	166,139	8,430	174,569	AA-

Total net par outstanding	$575,508	$64,914	$640,422	A+

        The December 31, 2010 and 2009 amounts above include $78.4 billion and $91.4 billion, respectively, of AGM structured finance net par outstanding. AGM has not insured a mortgage-backed transaction since January 2008 and announced its complete withdrawal from the structured finance market in August 2008. The structured finance transactions that remain in AGM's insured portfolio are of double-A average underlying credit quality, according to the Company's internal rating system. Management expects AGM's structured finance portfolio to run-off rapidly: 18% by year-end 2011, 54% by year end 2013, and 79% by year-end 2015.

        The following tables set forth the Company's net financial guaranty portfolio as of December 31, 2010 and 2009 by internal rating:

Financial Guaranty Portfolio by Internal Rating

	As of December 31, 2010
	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
Super senior	$—	—%	$1,420	3.5%	$21,837	18.4%	$7,882	25.7%	$31,139	5.0%
AAA	5,784	1.4	1,378	3.4	45,067	37.9	13,573	44.3	65,802	10.7
AA	161,906	37.9	1,330	3.3	17,355	14.6	1,969	6.4	182,560	29.6
A	214,199	50.2	12,482	30.6	6,396	5.4	1,873	6.1	234,950	38.1
BBB	41,948	9.8	22,338	54.8	7,543	6.4	4,045	13.2	75,874	12.3
BIG	3,159	0.7	1,795	4.4	20,558	17.3	1,294	4.3	26,806	4.3

Total net par outstanding	$426,996	100.0%	$40,743	100.0%	$118,756	100.0%	$30,636	100.0%	$617,131	100.0%

	As of December 31, 2009
	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
Super senior	$25	0.0%	$2,316	5.4%	$28,272	20.4%	$12,740	35.1%	$43,353	6.8%
AAA	6,461	1.5	1,477	3.5	40,022	28.9	11,826	32.6	59,786	9.3
AA	164,986	39.0	2,105	4.9	26,799	19.4	2,969	8.2	196,859	30.7
A	208,771	49.4	13,542	31.7	8,305	6.0	2,582	7.1	233,200	36.4
BBB	39,709	9.4	22,691	53.0	14,514	10.5	5,145	14.2	82,059	12.8
BIG	3,126	0.7	644	1.5	20,389	14.8	1,006	2.8	25,165	4.0

Total net par outstanding	$423,078	100.0%	$42,775	100.0%	$138,301	100.0%	$36,268	100.0%	$640,422	100.0%

        The tables below show the Company's ten largest U.S. public finance and U.S. structured finance and non-U.S. exposures direct and reinsurance exposures by revenue source (stated as a percentage of the Company's total U.S. public finance, U.S. structured finance and non-U.S. net par outstanding) as of December 31, 2010:

Ten Largest U.S. Public Finance Exposures
As of December 31, 2010

	Net Par Outstanding	Percent of Total U.S. Public Finance Net Par Outstanding	Rating
	(dollars in millions)
New Jersey, State of	$4,475	1.0%	AA-
California, State of	3,559	0.8	BBB+
New York, State of	3,370	0.8	AA-
Massachusetts, Commonwealth of	3,269	0.8	AA
New York, City of New York	3,158	0.7	AA
Chicago, City of Illinois	2,556	0.6	AA-
Puerto Rico, Commonwealth of	2,421	0.6	BBB-
Washington, State of	2,420	0.6	AA-
Houston Texas Water and Sewer Authority	2,328	0.5	A+
Miami-Dade County Florida Aviation Authority	2,302	0.5	A+

Total of top ten U.S. public finance exposures	$29,858	6.9%

 Ten Largest U.S. Structured Finance Exposures
As of December 31, 2010

	Net Par Outstanding	Percent of Total U.S. Structured Finance Net Par Outstanding	Rating
	(dollars in millions)
Fortress Credit Opportunities I, LP	$1,302	1.1%	AA
Stone Tower Credit Funding	1,254	1.0	AAA
Synthetic Investment Grade Pooled Corporate CDO	1,157	1.0	AAA
Synthetic High Yield Pooled Corporate CDO	975	0.8	AA-
Deutsche Alt-A Securities Mortgage Loan 2007-2	896	0.8	CCC
Synthetic High Yield Pooled Corporate CDO	842	0.7	Super Senior
Synthetic High Yield Pooled Corporate CDO	815	0.7	Super Senior
Synthetic Investment Grade Pooled Corporate CDO	765	0.6	Super Senior
Synthetic Investment Grade Pooled Corporate CDO	754	0.6	Super Senior
Mizuho II Synthetic CDO	747	0.6	A

Total of top ten U.S. structured finance exposures	$9,507	8.0%	AA

Ten Largest Non-U.S. Exposures
As of December 31, 2010

	Net Par Outstanding	Percent of Total Non-U.S. Net Par Outstanding	Rating
	(dollars in millions)
Quebec Province	$2,263	3.2%	A+
Sydney Airport Finance Company	1,725	2.4	BBB
Thames Water Utility Finance Plc	1,492	2.1	A-
Essential Public Infrastructure Capital II	979	1.4	Super Senior
Fortress Credit Investments I	931	1.3	AAA
Channel Link Enterprises Finance Plc	894	1.3	BBB
Reliance Rail Finance Pty. Limited	821	1.2	BB
International AAA Sovereign Debt Synthetic CDO	821	1.2	AAA
Southern Gas Networks Plc	809	1.1	BBB
Paragon Mortgages (No. 13) Plc	733	1.0	AAA

Total non-U.S. exposures	$11,468	16.2%	A+

Financial Guaranty Portfolio by Geographic Area

        The following table sets forth the geographic distribution of the Company's financial guaranty portfolio as of December 31, 2010:

Geographic Distribution of Financial Guaranty Portfolio
as of December 31, 2010

	Net Par Outstanding	Percent of Total Net Par Outstanding
	(dollars in millions)
U.S.:
U.S. Public finance:
California	$59,699	9.7%
New York	35,397	5.7
Texas	31,629	5.1
Pennsylvania	31,162	5.0
Florida	26,759	4.3
Illinois	26,077	4.2
New Jersey	18,073	2.9
Michigan	16,737	2.7
Washington	12,568	2.0
Massachusetts	12,473	2.0
Other states	156,422	25.5

Total U.S. Public finance	426,996	69.1
Structured finance (multiple states)	118,756	19.3

Total U.S.	545,752	88.4
Non-U.S.
United Kingdom	27,058	4.4
Australia	9,224	1.5
Canada	4,486	0.7
France	2,555	0.4
Italy	2,021	0.3
Other	26,035	4.3

Total non-U.S.	71,379	11.6

Total net par outstanding	$617,131	100.0%

Financial Guaranty Portfolio by Issue Size

        The Company seeks broad coverage of the market by insuring and reinsuring small and large issues alike. The following table sets forth the distribution of the Company's portfolio as of December 31, 2010 by original size of the Company's exposure:

Public Finance Portfolio by Issue Size

Original Par Amount Per Issue	Number of Issues	Net Par Outstanding	% of Public Finance Net Par Outstanding
	(dollars in millions)
Less than $10 million	21,577	$59,459	12.7%
$10 through $50 million	7,699	141,427	30.2
$50 through $100 million	1,452	83,790	17.9
$100 million and above	1,023	183,063	39.2

Total	31,751	$467,739	100.0%

 Structured Finance Portfolio by Issue Size

Original Par Amount Per Issue	Number of Issues	Net Par Outstanding	% of Structured Finance Net Par Outstanding
	(dollars in millions)
Less than $10 million	358	$336	0.2%
$10 through $50 million	745	12,662	8.5
$50 through $100 million	322	15,570	10.4
$100 million and above	644	120,824	80.9

Total	2,069	$149,392	100.0%

Significant Risk Management Activities

        The Risk Oversight and Audit Committees of the Board of Directors of AGL oversee the Company's risk management policies and procedures. With input from the board committees, specific risk policies and limits are set by the Portfolio Risk Management Committee, which includes members of senior management and senior Credit and Surveillance officers.

        Risk Management and Surveillance personnel are responsible for monitoring and reporting on all transactions in the insured portfolio, including exposures in both financial guaranty direct and financial guaranty reinsurance segments. The primary objective of the surveillance process is to monitor trends and changes in transaction credit quality, detect any deterioration in credit quality, and recommend to management such remedial actions as may be necessary or appropriate. All transactions in the insured portfolio are assigned internal credit ratings, and Surveillance personnel are responsible for recommending adjustments to those ratings to reflect changes in transaction credit quality. Risk Management and Surveillance personnel are also responsible for managing work-out and loss situations when necessary.

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

        Generally, when mortgage loans are transferred into a securitization, the loan originator(s) and/or sponsor(s) provide R&W, that the loans meet certain characteristics, and a breach of such R&W often requires that the loan be repurchased from the securitization. In many of the transactions the Company insures, it is in a position to enforce these requirements. The Company uses internal resources as well as third party forensic underwriting firms and legal firms to pursue breaches of R&W. If a provider of R&W refuses to honor its repurchase obligations, the Company may choose to initiate litigation.

        The quality of servicing of the mortgage loans underlying an RMBS transaction influences collateral performance and ultimately the amount (if any) of the Company's insured losses. The Company has established a group to mitigate RMBS losses by influencing mortgage servicing, including, if possible, causing the transfer of servicing or establishing special servicing.

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

        The Company may also employ other strategies as appropriate to avoid or mitigate losses in U.S. RMBS or other areas. For example, the Company may pursue litigation or enter into other arrangements to alleviate all or a portion of certain risks.

Surveillance Categories

        The Company segregates its insured portfolio into investment grade and BIG surveillance categories to facilitate the appropriate allocation of resources to monitoring and loss mitigation efforts and to aid in establishing the appropriate cycle for periodic review for each exposure. BIG exposures include all exposures with internal credit ratings below BBB-. The Company's internal credit ratings are based on the Company's internal assessment of the likelihood of default. The Company's internal credit ratings are expressed on a ratings scale similar to that used by the rating agencies and are generally reflective of an approach similar to that employed by the rating agencies.

        The Company monitors its investment grade credits to determine whether any new credits need to be internally downgraded to BIG. The Company refreshes its internal credit ratings on individual credits in quarterly, semi-annual or annual cycles based on the Company's view of the credit's quality, loss potential, volatility and sector. Ratings on credits in sectors identified as under the most stress or with the most potential volatility are reviewed every quarter. The Company's insured credit ratings on assumed credits are based in large part on the ceding company's credit rating, although, to the extent information is available, the Company will conduct an independent review of low rated credits or credits in volatile sectors. For example the Company models all assumed RMBS credits with ceded par above $1 million, as well as certain RMBS credits below that amount.

        Credits identified as BIG are subjected to further review to determine the probability of a loss (see "Loss estimation process" below). Surveillance personnel then assign each BIG transaction to the appropriate BIG surveillance category based upon whether a lifetime loss is expected and whether a claim has been paid. The Company expects "lifetime losses" on a transaction when the Company believes there is more than a 50% chance that, on a present value basis, it will pay more claims over the life of that transaction than it will ultimately have been reimbursed. For surveillance purposes, the Company calculates present value using a constant discount rate of 5%. (A risk free rate is used for recording of reserves for financial statement purposes.) A "liquidity claim" is a claim that the Company expects to be reimbursed within one year.

        Intense monitoring and intervention is employed for all BIG surveillance categories, with internal credit ratings reviewed quarterly:

  •
  BIG Category 1: Below investment grade transactions showing sufficient deterioration to make lifetime losses possible, but for which none are currently expected. Transactions on which claims have been paid but are expected to be fully reimbursed (other than investment grade transactions on which only liquidity claims have been paid) are in this category.

  •
  BIG Category 2: Below investment grade transactions for which lifetime losses are expected but for which no claims (other than liquidity claims) have yet been paid.

  •
  BIG Category 3: Below investment grade transactions for which lifetime losses are expected and on which claims (other than liquidity claims) have been paid. Transactions remain in this category when claims have been paid and only a recoverable remains.

        In 2010 the Company revised the definitions of the three BIG surveillance categories to more closely track the Company's view of whether a transaction is expected to experience a loss, without regard to whether the probability weighted expected loss exceeded the unearned premium reserve. The revisions do not impact whether a transaction would be considered BIG or whether reserves are established for a transaction or the amount of any such reserves, but only the distribution within the BIG surveillance categories. While the revisions resulted in a number of transactions moving between BIG categories, the revisions had a relatively small impact on the totals in each category.

Net Par Outstanding for Below Investment Grade Credits

	As of December 31, 2010
Description	Net Par Outstanding Financial Guaranty Insurance	% of Total Net Par Outstanding	Net Par Outstanding Credit Derivatives	% of Total Net Par Outstanding	Net Par Outstanding Total	% of Total Net Par Outstanding	Number of Credits in Category
	(dollars in millions)
BIG:
Category 1	$5,521	0.9%	$3,241	0.5%	$8,762	1.4%	151
Category 2	5,646	0.9	3,457	0.6	9,103	1.5	147
Category 3	7,281	1.1	1,660	0.3	8,941	1.4	127

Total BIG	$18,448	2.9%	$8,358	1.4%	$26,806	4.3%	425

	As of December 31, 2009
Description	Net Par Outstanding Financial Guaranty Insurance	% of Total Net Par Outstanding	Net Par Outstanding Credit Derivatives	% of Total Net Par Outstanding	Net Par Outstanding Total	% of Total Net Par Outstanding	Number of Credits in Category
	(dollars in millions)
BIG:
Category 1	$4,230	0.7%	$2,408	0.4%	$6,638	1.1%	112
Category 2	6,805	1.1	3,834	0.6	10,639	1.7	208
Category 3	6,672	1.0	1,217	0.2	7,889	1.2	44

Total BIG	$17,707	2.8%	$7,459	1.2%	$25,166	4.0%	364

        For a discussion of losses estimated for each BIG category and in order to understand loss amounts reported on the consolidated statements of operations and expected loss amounts reported, see the accounting policy in Note 5 in "Item 8. Financial Statements and Supplementary Data."

Exposure to Residential Mortgage-Backed Securities

        The tables below provide information on the risk ratings and certain other risk characteristics of the Company's RMBS exposures as of December 31, 2010.

        Net par outstanding in the following tables are based on values as of December 31, 2010. All performance information such as pool factor, subordination, cumulative losses and delinquency is based on December 31, 2010 information obtained from Intex, Bloomberg, and/or provided by the trustee and may be subject to restatement or correction.

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

        60+ day delinquencies in the following tables are defined as loans that are greater than 60 days delinquent and all loans that are in foreclosure, bankruptcy or real estate owned divided by net par outstanding.

        U.S. Prime First Lien in the tables below includes primarily prime first lien plus an insignificant amount of other miscellaneous RMBS transactions.

        The Company has not insured or reinsured any U.S. RMBS transactions since June 2008.

Distribution of U.S. RMBS by Internal Rating and by Segment as of December 31, 2010

Ratings:	Direct Net Par Outstanding	%	Reinsurance Net Par Outstanding	%	Total Net Par Outstanding	%
	(dollars in millions)
AAA	$2,843	11.5%	$29	8.2%	$2,872	11.4%
AA	2,522	10.2	52	14.8	2,574	10.2
A	1,460	5.9	51	14.5	1,511	6.0
BBB	1,781	7.2	37	10.5	1,818	7.2
BIG	16,172	65.2	183	52.0	16,355	65.1

Total exposures	$24,778	100.0%	$352	100.0%	$25,130	100.0%

Distribution of U.S. RMBS by Internal Rating and Type of Exposure as of December 31, 2010

Ratings:	Prime First Lien	Closed End Second Lien	HELOC	Alt-A First Lien	Alt-A Option ARMs	Subprime First Lien	Net Interest Margin	Total Net Par Outstanding
	(in millions)
AAA	$10	$0	$436	$100	$87	$2,238	$—	$2,872
AA	167	33	264	216	29	1,865	0	2,574
A	22	1	12	104	127	1,245	—	1,511
BBB	26	—	18	1,056	111	585	23	1,818
BIG	624	1,131	4,000	4,657	2,859	2,931	152	16,355

Total exposures	$849	$1,164	$4,730	$6,134	$3,214	$8,864	$175	$25,130

Distribution of U.S. RMBS by Year Insured and Type of Exposure as of December 31, 2010

Year insured:	Prime First Lien	Closed End Second Lien	HELOC	Alt-A First Lien	Alt-A Option ARMs	Subprime First Lien	Net Interest Margin	Total Net Par Outstanding
	(in millions)
2004 and prior	$61	$1	$352	$129	$51	$1,616	$0	$2,211
2005	182	—	1,051	691	149	388	0	2,460
2006	138	457	1,451	489	819	3,802	87	7,244
2007	468	706	1,875	3,086	2,084	2,971	88	11,279
2008	—	—	—	1,739	109	87	—	1,935

Total exposures	$849	$1,164	$4,730	$6,134	$3,214	$8,864	$175	$25,130

Distribution of U.S. RMBS by Internal Rating and Year Insured as of December 31, 2010

Year insured:	AAA Rated	AA Rated	A Rated	BBB Rated	BIG Rated	Total
	(dollars in millions)
2004 and prior	$1,455	$91	$125	$168	$371	$2,211
2005	188	100	101	124	1,947	2,460
2006	931	1,763	1,131	117	3,302	7,244
2007	293	453	44	630	9,860	11,279
2008	5	167	109	779	874	1,935

Total exposures	$2,872	$2,574	$1,511	$1,818	$16,355	$25,130

% of total	11.4%	10.2%	6.0%	7.2%	65.2%	100.0%

Distribution of Financial Guaranty Direct U.S. RMBS
Insured January 1, 2005 or Later by Exposure Type, Average Pool Factor, Subordination,
Cumulative Losses and 60+ Day Delinquencies as of December 31, 2010

U.S. Prime First Lien

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$178	50.8%	5.1%	1.0%	8.6%	6
2006	138	64.4	8.1	0.0	14.9	1
2007	468	62.9	10.3	2.4	14.7	1
2008	—	—	—	—	—	—

	$784	60.4%	8.8%	1.6%	13.3%	8

U.S. Closed End Second Lien

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$—	—%	—%	—%	—%	—
2006	445	20.4	—	56.4	14.8	2
2007	706	25.4	—	61.3	13.5	10
2008	—	—	—	—	—	—

	$1,151	23.5%	—%	59.4%	14.0%	12

U.S. HELOC

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$997	20.9%	2.5%	12.7%	11.9%	6
2006	1,424	34.1	2.0	28.9	11.3	7
2007	1,875	49.1	3.2	26.1	7.1	9
2008	—	—	—	—	—	—

	$4,296	37.6%	2.6%	23.9%	9.7%	22

U.S. Alt-A First Lien

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$688	40.5%	11.7%	4.7%	20.1%	21
2006	489	48.0	0.5	13.3	38.9	7
2007	3,086	60.0	7.2	9.2	34.3	12
2008	1,739	55.5	26.3	9.4	30.9	5

	$6,002	55.5%	12.7%	9.1%	32.0%	45

U.S. Alt-A Option ARMs

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$139	29.0%	8.9%	7.8%	37.8%	4
2006	813	55.0	4.5	11.9	52.0	7
2007	2,084	60.3	5.0	11.8	40.6	11
2008	109	62.2	49.4	8.1	35.1	1

	$3,146	57.6%	6.6%	11.5%	43.2%	23

U.S. Subprime First Lien

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$378	36.0%	48.2%	5.1%	41.9%	7
2006	3,795	25.5	61.5	13.7	41.1	4
2007	2,971	58.7	26.5	13.6	49.0	13
2008	82	71.2	32.9	7.1	34.2	1

	$7,226	40.2%	46.1%	13.1%	44.3%	25

Exposures by Reinsurer

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

        In addition to assumed and ceded reinsurance arrangements, the company may also have exposure to some financial guaranty reinsurers (i.e. monolines) in other areas. Second-to-pay insured par outstanding represents transactions the Company has insured that were previously insured by other monolines. The Company underwrites such transactions based on the underlying insured obligation without regard to the primary insurer. Another area of exposure is in the investment portfolio where the Company holds fixed maturity securities that are wrapped by monolines and whose value may decline based on the rating of the monoline. At December 31, 2010, the Company had $899.2 million of fixed maturity securities in its investment portfolio wrapped by MBIA Insurance Corporation, $686.9 million by AMBAC Assurance Corp. and $67.6 million by other guarantors at fair value.

Exposure by Reinsurer

	Ratings at February 23, 2011		Par Outstanding as of December 31, 2010
Reinsurer	Moody's Reinsurer Rating	S&P Reinsurer Rating	Ceded Par Outstanding(3)	Second-to-Pay Insured Par Outstanding	Assumed Par Outstanding
	(dollars in millions)
Radian Asset Assurance Inc.	Ba1	BB-	$21,829	$66	$—
Tokio Marine & Nichido Fire Insurance Co., Ltd.	Aa2(1)	AA-(1)	19,230	—	934
RAM Reinsurance Co. Ltd.	WR(2)	WR(2)	13,367	—	24
Syncora Guarantee Inc.	Ca	WR	4,252	2,666	880
Mitsui Sumitomo Insurance Co. Ltd.	Aa3	AA-	2,452	—	—
ACA Financial Guaranty Corp	NR	WR	870	19	2
Swiss Reinsurance Co.	A1	A+	515	—	—
Financial Guaranty Insurance Co.	WR	WR	250	3,970	3,433
Ambac Assurance Corporation	Caa2	WR	109	8,039	24,816
MBIA Insurance Corporation	B3	B	108	11,684	11,740
CIFG Assurance North America Inc.	WR	WR	73	259	11,223
Berkshire Hathaway Assurance Corporation	Aa1	AA+	—	—	—
Multiple owner			—	2,012	—
Other	Various	Various	1,062	—	114

Total			$64,117	$28,715	$53,166

(1)
The Company has structural collateral agreements satisfying the triple-A credit requirement of S&P and/or Moody's.

(2)
Represents "Withdrawn Rating."

(3)
Includes $7,023 million in ceded par outstanding related to insured credit derivatives.

Ceded Par Outstanding by Reinsurer and Credit Rating
As of December 31, 2010(1)

	Credit Rating
Reinsurer	Super Senior	AAA	AA	A	BBB	BIG	Total
	(in millions)
Radian Asset Assurance Inc.	$193	$1,040	$9,668	$7,828	$2,777	$323	$21,829
Tokio Marine & Nichido Fire Insurance Co., Ltd.	489	1,883	6,032	6,626	3,331	869	19,230
RAM Reinsurance Co. Ltd.	393	2,347	4,726	3,641	1,849	411	13,367
Syncora Guarantee Inc.	—	25	462	803	2,938	24	4,252
Mitsui Sumitomo Insurance Co. Ltd.	8	153	898	895	416	82	2,452
ACA Financial Guaranty Corp	—	—	575	246	49	—	870
Swiss Reinsurance Co.	—	10	108	215	99	83	515
Financial Guaranty Insurance Co.	—	—	—	250	—	—	250
Ambac Assurance Corporation	—	—	—	109	—	—	109
MBIA Insurance Corporation	—	—	108	—	—	—	108
CIFG Assurance North America Inc.	—	—	—	—	—	73	73
Other	—	0	224	743	94	1	1,062

Total	$1,083	$5,458	$22,801	$21,356	$11,553	$1,866	$64,117

        In accordance with statutory accounting requirements and U.S. insurance laws and regulations, in order for the Company to receive credit for liabilities ceded to reinsurers domiciled outside of the U.S., such reinsurers must secure their liabilities to the Company. All of the unauthorized reinsurers in the table above post collateral for the benefit of the Company in an amount at least equal to the sum of their ceded unearned premium reserve, loss reserves and contingency reserves all calculated on a statutory basis of accounting. CIFG Assurance North America Inc. and Radian Asset Assurance Inc. are authorized reinsurers. Their collateral equals or exceeds their ceded statutory loss reserves. Collateral may be in the form of letters of credit or trust accounts. The total collateral posted by all non-affiliated reinsurers as of December 31, 2010 exceeds $1 billion.

Second-to-Pay
Insured Par Outstanding by Rating
As of December 31, 2010(1)

	Public Finance					Structured Finance
	AAA	AA	A	BBB	BIG	AAA	AA	A	BBB	BIG	Total
	(in millions)
Radian Asset Assurance Inc.	$—	$—	$14	$40	$11	$1	$—	$—	$—	$—	$66
Syncora Guarantee Inc.	—	3	443	704	328	349	167	109	245	318	2,666
ACA Financial Guaranty Corp	—	13	—	6	—	—	—	—	—	—	19
Financial Guaranty Insurance Co	—	171	1,221	598	356	1,209	195	132	17	71	3,970
Ambac Assurance Corporation	12	2,350	2,963	1,113	355	254	1	295	100	596	8,039
MBIA Insurance Corporation	15	3,515	4,319	1,753	30	41	1,353	37	596	25	11,684
CIFG Assurance North America Inc.	—	11	69	134	45	—	—	—	—	—	259
Multiple owner	—	—	2,012	—	—	—	—	—	—	—	2,012

Total	$27	$6,063	$11,041	$4,348	$1,125	$1,854	$1,716	$573	$958	$1,010	$28,715

(1)
Assured Guaranty's internal rating.

 Liquidity and Capital Resources

Liquidity Requirements and Sources

  AGL and its Holding Company Subsidiaries

        AGL and its holding company subsidiaries' liquidity is largely dependent on its operating results and its access to external financings. Liquidity requirements include the payment of operating expenses, interest on debt of AGUS and AGMH and dividends on common shares. AGL and its holding company subsidiaries may also require liquidity to make periodic capital investments in its operating subsidiaries. In the ordinary course of business, the Company evaluates its liquidity needs and capital resources in light of holding company expenses and dividend policy, as well as rating agency considerations. Management believes that AGL will have sufficient liquidity to satisfy its needs over the next twelve months, including the ability to pay dividends on AGL common shares. The Company anticipates that for the next twelve months, amounts paid by AGL's operating subsidiaries as dividends will be a major source of its liquidity. It is possible that in the future, AGL or its subsidiaries may need to seek additional external debt or equity financing in order to meet its obligations. External sources of financing may or may not be available to the Company, and if available, the cost of such financing may be higher than the Company's current level.

AGL and Holding Company Subsidiaries
Significant Cash Flow Items

	Year Ended December 31,
	2010	2009(1)	2008
	(in millions)
Net proceeds from issuance of common shares	$—	$1,022.8	$249.0
Net proceeds from issuance of equity units	—	167.3	—
Capital contributions to subsidiaries	—	(556.7)	(250.0)
Dividends and return of capital from subsidiaries	124.0	72.1	47.8
Dividends paid	(33.2)	(22.8)	(17.0)
Repurchases of common shares	(10.5)	(3.7)	—
Interest paid	(84.3)	(53.0)	(23.6)

(1)
Since July 1, 2009, amounts include AGMH.

  Insurance Company Subsidiaries

        Liquidity of the insurance company subsidiaries is primarily used to pay (1) operating expenses, (2) claims, including payment obligations in respect of credit derivatives, (4) collateral postings in connection with credit derivatives and reinsurance transactions, (4) reinsurance premiums, (5) dividends to AGUS and AGMH for debt service and dividends to AGL, and (6) where appropriate, to make capital investments in their own subsidiaries. Management believes that its subsidiaries' liquidity needs for the next twelve months can be met from current cash, short-term investments and operating cash flow, including premium collections as well as coupon payments and scheduled maturities and paydowns from their respective investment portfolios.

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

Claims Paid Under Financial Guaranty Contracts

	Year Ended December 31,
	2010(2)	2009(1)	2008
	(in millions)
Claims paid (recovered), net	$931.7	$687.7	$257.7

(1)
Since July 1, 2009, amounts include AGMH.

(2)
Includes $146.3 million for consolidated VIEs.

        The terms of the Company's CDS contracts generally are modified from standard CDS contract forms approved by International Swaps and Derivatives Association, Inc. ("ISDA") in order to provide for payments on a scheduled basis and to replicate the terms of a traditional financial guaranty insurance policy. Some contracts the Company enters into as the credit protection seller, however, utilize standard ISDA settlement mechanics of cash settlement (i.e., a process to value the loss of market value of a reference obligation) or physical settlement (i.e., delivery of the reference obligation against payment of principal by the protection seller) in the event of a "credit event," as defined in the relevant contract. Cash settlement or physical settlement generally requires the payment of a larger amount, prior to the maturity of the reference obligation, than would settlement on a "pay-as-you-go" basis, under which the Company would be required to pay scheduled interest shortfalls during the term of the reference obligation and scheduled principal shortfall only at the final maturity of the reference obligation. The Company's CDS contracts also generally provide that if events of default or termination events specified in the CDS documentation were to occur, the non-defaulting or the non-affected party, which may be either the Company or the counterparty, depending upon the circumstances, may decide to terminate the CDS contract prior to maturity. The Company may be required to make a termination payment to its swap counterparty upon such termination. See also "—Ratings Sensitivity in Financial Guaranty Direct Business."

        Potential acceleration of claims with respect to CDS obligations occur with funded CDOs and synthetic CDOs, as described below:

  •
  Funded CDOs:    The Company has credit exposure to the senior tranches of funded corporate CDOs. The senior tranches are typically rated Triple-A at inception. While the majority of these exposures obligate the Company to pay only shortfalls in scheduled interest and principal at final maturity, in a limited number of cases the Company has agreed to physical settlement following a credit event. In these limited circumstances, the Company has adhered to internal limits within applicable statutory single risk constraints. In these transactions, the credit events giving rise to a payment obligation are (a) the bankruptcy of the special purpose issuer or (b) the failure by the issuer to make a scheduled payment of interest or principal pursuant to the referenced senior debt security.

  •
  Synthetic CDOs:    In the case of pooled corporate synthetic CDOs, where the Company's credit exposure was typically set at "Super Triple-A" levels at inception, the Company is exposed to credit losses of a synthetic pool of corporate obligors following the exhaustion of a deductible. In these transactions, losses are typically calculated using ISDA cash settlement mechanics. As a result, the Company's exposures to the individual corporate obligors within any synthetic transaction are constrained by the New York Insurance Law single risk limits. In these transactions, the credit events giving rise to a payment obligation are generally (a) the reference entity's bankruptcy; (b) failure by the reference entity to pay its debt obligations; and (c) in certain transactions, the restructuring of the reference entity's debt obligations. The Company generally would not be required to make a payment until aggregate credit losses exceed the designated deductible threshold and only as each incremental default occurs. Once the deductible is exhausted, each further credit event would give rise to cash settlements.

Pooled Corporate CDS

	As of December 31, 2010		As of December 31, 2009
	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
Funded CDOs	$56,779	72%	$60,889	70%
Synthetic CDOs	22,221	28	25,692	30

Total pooled corporate CDS	$79,000	100%	$86,581	100%

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

        Under Maryland's insurance law, AGC may pay dividends out of earned surplus in any twelve-month period in an aggregate amount not exceeding the lesser of (a) 10% of policyholders' surplus or (b) net investment income at the preceding December 31 (including net investment income which has not already been paid out as dividends for the three calendar years prior to the preceding calendar year) without prior approval of the Maryland Commissioner of Insurance. As of December 31, 2010, the amount available for distribution from AGC during 2011 with notice to, but without prior approval of, the Maryland Commissioner was approximately $85.4 million.

        Under the New York Insurance Law, AGM may pay dividends out of earned surplus, provided that, together with all dividends declared or distributed by AGM during the preceding 12 months, the dividends do not exceed the lesser of (a) 10% of policyholders' surplus as of its last statement filed with the Superintendent of Insurance of the State of New York (the "New York Superintendent") or (b) adjusted net investment income (net investment income at the preceding December 31 plus net investment income which has not already been paid out as dividends for the three calendar years prior to the preceding calendar year) during this period. Based on AGM's statutory statements for 2009, the maximum amount available for payment of dividends by AGM without regulatory approval over the 12 months following December 31, 2010 was approximately $92.7 million. However, in connection with the AGMH Acquisition, the Company has committed to the New York Insurance Department that AGM will not pay any dividends for a period of two years from the date of the AGMH Acquisition without the written approval of the New York Insurance Department.

        The amount available at AG Re to pay dividends or make a distribution of contributed surplus in 2010 in compliance with Bermuda law is $1,258 million. However, any distribution which results in a reduction of 15% or more of AG Re's total statutory capital, as set out in its previous years' financial statements, would require the prior approval of the Bermuda Monetary Authority.

  Cash Flows

Cash Flow Summary

	Year Ended December 31,
	2010	2009	2008
	(in millions)
Net cash flows provided by (used in) operating activities	$104.0	$279.2	$427.0
Net cash flows provided by (used in) investing activities	677.3	(1,397.2)	(649.6)
Net cash flows provided by (used in) financing activities	(717.4)	1,148.6	229.4
Effect of exchange rate changes	(0.8)	1.3	(2.5)
Cash at beginning of period	44.1	12.3	8.0

Total cash at the end of the period	$107.2	$44.1	$12.3

        Operating cash flows in 2010 include a full year of AGMH activity compared to only six months in 2009 as well as net cash inflows of $226.9 million for consolidated VIEs. Excluding consolidated VIEs, the decrease in operating cash flows in 2010 was due primarily to higher outflows for net paid losses, interest, other expenses and taxes, offset in part by premium on financial guaranty and credit derivatives. Claim payments were $931.7 million in 2010 compared to $687.7 million in 2009 and $257.7 million in 2008. Interest payments were $90.3 million in 2010 compared to $56.4 million in 2009 and $23.6 million in 2008. Taxes paid were $39.2 million in 2010 compared to $27.8 million in 2009 and $18.7 million in 2008. Net premiums and credit derivative inflows increased in 2010 due to the inclusion of a full year of AGMH activity.

        In 2009, the Company had higher U.S. public finance originations and lower claim payments than 2008. The decrease in 2009 operating cash flows provided by operating activities compared with 2008 was due primarily to paid losses and AGMH Acquisition-related expenses, partially offset by an increase in public finance originations and one-time settlements.

        Investing activities were primarily net sales (purchases) of fixed maturity and short-term investment securities. In addition, the 2010 amount included $424.0 million of net proceeds from paydowns on financial guaranty VIEs' assets. The 2009 investing cash outflows was due primarily to the cost of the AGMH Acquisition of $546.0 million, net of cash acquired of $87.0 million, purchases of fixed maturity securities with the cash generated from common share and equity units offerings and positive cash flows from operating activities.

        In 2010 financing outflows were mainly due to the inclusion of consolidated VIEs in 2010. Financing inflows in 2009 was higher compared to 2008 due to net cash proceeds from common share and equity units offerings.

        In May 2010, the Company completed a share repurchase program that was authorized in 2007 by acquiring the remaining 707,350 authorized shares for $10.4 million. On August 4, 2010, the Company's Board of Directors approved a new share repurchase program for up to 2.0 million common shares. Share repurchases will take place at management's discretion depending on market conditions. No shares were repurchased in 2010 under the 2010 share repurchase program.

Commitments and Contingencies

  Leases

        AGL and its subsidiaries are party to various lease agreements. Future cash payments associated with contractual obligations pursuant to operating leases for office space have not materially changed since December 31, 2009. The principal executive offices of AGL and AG Re consist of approximately 8,250 square feet of office space located in Hamilton, Bermuda. The lease for this space expires in April 2015.

        The Company's primary lease for the principal place of business of AGM, AGC and its other U.S. based subsidiaries in New York City expires April 2026. In addition, the Company and its subsidiaries lease additional office space under non-cancelable operating leases, which expire at various dates through 2013. Prior to AGMH Acquisition, the Company had entered into a five year lease agreement in New York City, however, as a result of the AGMH Acquisition, the Company decided not to occupy this office space and subleased it to two tenants for total minimum annual payments of approximately $3.7 million until October 2013. The Company wrote off related leasehold improvements and recorded a pre-tax loss on the sublease of $11.7 million in second quarter 2009, which is included in "AGMH acquisition-related expenses" and "other liabilities" in the consolidated statements of operations and balance sheets, respectively. See "—Contractual Obligations" for lease payments due by period.

        Rent expense for the years ended December 31, 2010, 2009 and 2008 was $11.4 million, $10.6 million and $5.7 million, respectively.

  Long-Term Debt Obligations

        The principal and carrying values of the Company's long-term debt issued by AGUS and AGMH were as follows:

Principal and Carrying Amounts of Debt

	As of December 31, 2010		As of December 31, 2009
	Principal	Carrying Value	Principal	Carrying Value
	(in millions)
AGUS:
7.0% Senior Notes	$200.0	$197.6	$200.0	$197.5
8.50% Senior Notes	172.5	171.0	172.5	170.1
Series A Enhanced Junior Subordinated Debentures	150.0	149.8	150.0	149.8

Total AGUS	522.5	518.4	522.5	517.4
AGMH(1):
6 7/8% QUIBS	100.0	67.0	100.0	66.7
6.25% Notes	230.0	135.0	230.0	133.9
5.60% Notes	100.0	53.0	100.0	52.6
Junior Subordinated Debentures	300.0	152.5	300.0	146.8
Notes Payable	119.3	127.0	140.1	149.1

Total AGMH	849.3	534.5	870.1	549.1

Total	$1,371.8	$1,052.9	$1,392.6	$1,066.5

(1)
AGMH principal amounts vary from carrying amounts due primarily to acquisition method fair value adjustments at the Acquisition Date which are accreted or amortized into interest expense over the remaining terms of these obligations.

        AGL fully and unconditionally guarantees the following debt obligations issued by AGUS: (1) 7.0% Senior Notes and (2) 8.50% Senior Notes. AGL also fully and unconditionally guarantees the following AGMH debt obligations: (1) 6 7/8% Quarterly Income Bonds Securities ("QUIBS"), (2) 6.25% Notes and (3) 5.60% Notes. In addition, AGL guarantees, on a junior subordinated basis, AGUS's Series A, Enhanced Junior Subordinated Debentures and the $300 million of AGMH's outstanding Junior Subordinated Debentures.

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

        Notes Payable represents debt, issued by VIEs consolidated by AGM, to the Financial Products Companies which were transferred to Dexia Holdings prior to the AGMH Acquisition. The funds borrowed were used to finance the purchase of the underlying obligations of AGM-insured obligations which had breached triggers allowing AGM to exercise its right to accelerate payment of a claim in order to mitigate loss. The assets purchased are classified as assets acquired in refinancing transactions and recorded in "other invested assets". The term of the notes payable matches the terms of the assets. On the Acquisition Date, the fair value of this note was $164.4 million, representing a premium of $9.5 million, which is amortized over the term of the debt.

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

        In addition, the 2006 Credit Facility requires that AGC maintain qualified statutory capital of at least 75% of its statutory capital as of the fiscal quarter ended June 30, 2006. Furthermore, the 2006 Credit Facility contains restrictions on AGL and its subsidiaries, including, among other things, in respect of their ability to incur debt, permit liens, become liable in respect of guaranties, make loans or investments, pay dividends or make distributions, dissolve or become party to a merger, consolidation or acquisition, dispose of assets or enter into affiliate transactions. Most of these restrictions are subject to certain minimum thresholds and exceptions. The 2006 Credit Facility has customary events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, bankruptcy or insolvency proceedings, change of control and cross-default to other debt agreements. A default by one borrower will give rise to a right of the lenders to terminate the facility and accelerate all amounts then outstanding. As of December 31, 2010 and December 31, 2009, Assured Guaranty was in compliance with all of the financial covenants.

        As of December 31, 2010, no amounts were outstanding under this facility nor have there been any borrowings during the life of the 2006 Credit Facility.

        Letters of credit totaling approximately $2.9 million remained outstanding as of December 31, 2010 and December 31, 2009. The Company obtained the letters of credit in connection with entering into a lease for new office space in 2008, which space was subsequently sublet.

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

        One event that may lead to an early termination of a lease is the downgrade of AGM, as the strip coverage provider, or the downgrade of the equity payment undertaker within the transaction. Upon such downgrade, the tax exempt entity is generally obligated to find a replacement credit enhancer within a specified period of time; failure to find a replacement could result in a lease default, and failure to cure the default within a specified period of time could lead to an early termination of the lease and a demand by the lessor for a termination payment from the tax exempt entity. However, even in the event of an early termination of the lease, there would not necessarily be an automatic draw on AGM's policy, as this would only occur to the extent the tax exempt entity does not make the required termination payment.

        AIG International Group, Inc. is one entity that has acted as equity payment undertaker in a number of transactions in which AGM acted as strip coverage provider. AIG was downgraded in the third quarter of 2008 and AGM was downgraded by Moody's in the fourth quarter of 2008. As a result of those downgrades, as of December 31, 2010, 45 leveraged lease transactions in which AGM acts as strip coverage provider were breaching either a ratings trigger related to AIG or a ratings trigger related to AGM. For such 45 leveraged lease transactions, if early termination of the leases were to occur and the tax exempt entities do not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of approximately $1.1 billion as of December 31, 2010. If AGM were downgraded to A+ by S&P or A1 by Moody's, as of December 31, 2010, another 26 leveraged lease transactions in which AGM acts as strip coverage provider would be affected. For such 26 leveraged lease transactions, if early termination of the leases were to occur and the tax exempt entities do not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of an additional approximately $1.0 billion as of December 31, 2010. To date, none of the leveraged lease transactions which involve AGM has experienced an early termination due to a lease default and a claim on the AGM guaranty. It is difficult to determine the probability that the Company will have to pay strip provider claims or the likely aggregate amount of such claims. At December 31, 2010, approximately $567 million of cumulative strip par exposure had been terminated on a consensual basis. The consensual terminations have resulted in no claims on AGM.

        On July 1, 2009, AGM and DCL, acting through its New York Branch ("Dexia Crédit Local (NY)"), entered into a credit facility (the "Strip Coverage Facility"). Under the Strip Coverage Facility, Dexia Crédit Local (NY) agreed to make loans to AGM to finance all draws made by lessors on AGM strip policies that were outstanding as of November 13, 2008, up to the commitment amount. The commitment amount of the Strip Coverage Facility was $1 billion at closing of the AGMH Acquisition but is scheduled to amortize over time. As of December 31, 2010, the maximum commitment amount of the Strip Coverage Facility has amortized to $991.9 million. It may also be reduced in 2014 to $750 million, if AGM does not have a specified consolidated net worth at that time.

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

        As of December 31, 2010, no amounts were outstanding under this facility, nor have there been any borrowings during the life of this facility.

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

        As of December 31, 2010, no amounts were outstanding under this facility nor have there been any borrowings during the life of this facility.

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

        As of December 31, 2010, no amounts were outstanding under this facility nor have there been any borrowings during the life of this facility.

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

        The Put Agreements have no scheduled termination date or maturity. However, each Put Agreement will terminate if (subject to certain grace periods) (1) AGC fails to pay the put premium as required, (2) AGC elects to have the AGC Preferred Stock bear a fixed rate dividend (a "Fixed Rate Distribution Event"), (3) AGC fails to pay dividends on the AGC Preferred Stock, or the Custodial Trust's fees and expenses for the related period, (4) AGC fails to pay the redemption price of the AGC Preferred Stock, (5) the face amount of a Custodial Trust's CCS Securities is less than $20 million, (6) AGC terminates the Put Agreement, or (7) a decree of judicial dissolution of the Custodial Trust is entered. If, as a result of AGC's failure to pay the put premium, the Custodial Trust is liquidated, AGC will be required to pay a termination payment, which will in turn be distributed to the holders of the AGC CCS Securities. The termination payment will be at a rate equal to 1.10% per annum of the amount invested in Eligible Assets calculated from the date of the failure to pay the put premium through the end of the applicable period. As of December 31, 2010 the put option had not been exercised.

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

  The AGM CPS Securities

        In June 2003, $200.0 million of AGM CPS Securities, money market preferred trust securities, were issued by trusts created for the primary purpose of issuing the AGM CPS Securities, investing the proceeds in high-quality commercial paper and selling put options to AGM, allowing AGM to issue the trusts non-cumulative redeemable perpetual preferred stock (the "AGM Preferred Stock") of AGM in exchange for cash. There are four trusts each with an initial aggregate face amount of $50 million. These trusts hold auctions every 28 days at which time investors submit bid orders to purchase AGM CPS Securities. If AGM were to exercise a put option, the applicable trust would transfer the portion of the proceeds attributable to principal received upon maturity of its assets, net of expenses, to AGM in exchange for Preferred Stock of AGM. AGM pays a floating put premium to the trusts, which represents the difference between the commercial paper yield and the winning auction rate (plus all fees and expenses of the trust). If any auction does not attract sufficient clearing bids, however, the auction rate is subject to a maximum rate of 200 basis points above LIBOR for the next succeeding distribution period. Beginning in August 2007, the AGM CPS Securities required the maximum rate for each of the relevant trusts. AGM continues to have the ability to exercise its put option and cause the related trusts to purchase AGM Preferred Stock. The trusts provide AGM access to new capital at its sole discretion through the exercise of the put options. The Company does not consider itself to be the primary beneficiary of the trusts because it does not retain the majority of the residual benefits or expected losses. As of December 31, 2010 the put option had not been exercised.

  Contractual Obligations

        The following table summarizes the Company's contractual obligations as of December 31, 2010:

	As of December 31, 2010
	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
	(in millions)
Long-term debt:
7.0% Senior Notes(1)	$14.0	$28.0	$28.0	$457.5	$527.5
8.50% Senior Notes(1)	14.7	29.3	179.8	—	223.8
Series A Enhanced Junior Subordinated Debentures(1)	9.6	19.2	19.2	639.5	687.5
6 7/8% QUIBS(1)	6.9	13.8	13.8	691.2	725.7
6.25% Notes(1)	14.4	28.8	28.8	1,479.1	1,551.1
5.60% Notes (1)	5.6	11.2	11.2	590.5	618.5
Junior Subordinated Debentures(1)	19.2	38.4	38.4	1,279.0	1,375.0
Notes Payable(1)	37.6	52.1	28.7	18.8	137.2
Operating lease obligations(2)	15.9	28.9	15.7	81.8	142.3
Financial guaranty segment claim payments(3)	1,446.1	990.7	119.2	1,321.2	3,877.2
Other compensation plans(4)	6.4	5.9	1.7	0.8	14.8

Total	$1,590.4	$1,246.3	$484.5	$6,559.4	$9,880.6

(1)
Principal and interest. See also Note 15 in "Item 8. Financial Statements and Supplementary Data."

(2)
Operating lease obligations exclude escalations in building operating costs and real estate taxes.

(3)
Financial guaranty segment claim payments represent undiscounted expected cash outflows under direct and assumed financial guaranty contracts whether accounted for as insurance or credit derivatives, including claim payments under contracts in consolidated VIEs. The amounts presented are not reduced for cessions under reinsurance contracts. Amounts include any benefit anticipated from excess spreads within the contracts but do not reflect any benefit for recoveries under breaches of representations and warranties.

(4)
Except for $4.7 million contractually payable in less than 1 year, certain obligations included above will be reduced if employees voluntarily terminate. Amount excludes approximately $25.7 million of liabilities under various supplemental retirement plans, which are fair valued and payable at the time of termination of employment by either employer or employee. Given the nature of these awards, we are unable to determine the year in which they will be paid. Also excluded is up to $22.6 million of compensation to the executive officers of the Company that is based on certain contingent events which may or may not occur.

Investment Portfolio

        The Company's fixed maturity securities and short-term investments have a duration of 5.0 years as of December 31, 2010, compared with 4.4 years as of December 31, 2009. The Company's fixed maturity securities are designated as available-for-sale. Fixed maturity securities are reported at their fair value, and the change in fair value is reported as part of AOCI except for the credit component of the unrealized loss for securities deemed to be OTTI. The Company reviews the investment portfolio for possible impairment losses. If management believes the decline in fair value is "other than temporary," the Company writes down the carrying value of the investment and records a realized loss in the consolidated statements of operations for an amount equal to the credit component of the unrealized loss. For additional information, see Note 9 in "Item 8. Financial Statements and Supplementary Data".

        Fair value of fixed maturity securities is based upon market prices provided by either independent pricing services or, when such prices are not available, by reference to broker or underwriter bid indications. The Company's fixed maturity and short term portfolio is primarily invested in publicly traded securities. For more information about the Investment Portfolio and a detailed description of the Company's valuation of investments see Note 9 in "Item 8. Financial Statements and Supplementary Data."

 Fixed Maturity Securities and Short Term Investments
by Security Type

	As of December 31, 2010
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in millions)
U.S. government and agencies	$1,000.3	$48.3	$(0.4)	$1,048.2
Obligations of state and political subdivisions	4,922.0	99.9	(62.0)	4,959.9
Corporate securities	980.1	25.2	(12.8)	992.5
Mortgage-backed securities(1):
RMBS	1,173.6	56.4	(45.9)	1,184.1
CMBS	365.7	14.8	(1.4)	379.1
Asset-backed securities	498.2	9.9	(5.2)	502.9
Foreign government securities	349.5	5.3	(6.2)	348.6

Total fixed maturity securities	9,289.4	259.8	(133.9)	9,415.3
Short-term investments	1,031.3	0.3	—	1,031.6

Total investments	$10,320.7	$260.1	$(133.9)	$10,446.9

	As of December 31, 2009
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in millions)
U.S. government and agencies	$1,014.2	$26.1	$(2.7)	$1,037.6
Obligations of state and political subdivisions	4,881.6	164.7	(6.8)	5,039.5
Corporate securities	617.1	12.8	(4.4)	625.5
Mortgage-backed securities(1):
RMBS	1,449.4	39.5	(24.3)	1,464.6
CMBS	229.9	3.4	(6.1)	227.2
Asset-backed securities	395.3	1.5	(7.9)	388.9
Foreign government securities	356.4	3.6	(3.4)	356.6

Total fixed maturity securities	8,943.9	251.6	(55.6)	9,139.9
Short-term investments	1,668.3	0.7	(0.7)	1,668.3

Total investments	$10,612.2	$252.3	$(56.3)	$10,808.2

(1)
As of December 31, 2010 and 2009, respectively, approximately 64% and 80% of the Company's total mortgage-backed securities were government agency obligations.

        The following tables summarize, for all fixed maturity securities in an unrealized loss position as of December 31, 2010 and 2009, the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.

Fixed Maturity Securities
Gross Unrealized Loss by Length of Time

	As of December 31, 2010
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
U.S. government and agencies	$20.5	$(0.4)	$—	$—	$20.5	$(0.4)
Obligations of state and political subdivisions	1,694.5	(58.9)	23.5	(3.1)	1,718.0	(62.0)
Corporate securities	403.6	(12.8)	—	—	403.6	(12.8)
Mortgage-backed securities:
RMBS	148.4	(32.8)	45.3	(13.1)	193.7	(45.9)
CMBS	92.6	(1.4)	—	—	92.6	(1.4)
Asset-backed securities	228.3	(5.1)	2.3	(0.1)	230.6	(5.2)
Foreign government securities	245.3	(6.2)	—	—	245.3	(6.2)

Total	$2,833.2	$(117.6)	$71.1	$(16.3)	$2,904.3	$(133.9)

Number of securities		406		19		425

Number of securities with OTTI		10		3		13

	As of December 31, 2009
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
U.S. government and agencies	$292.5	$(2.7)	$—	$—	$292.5	$(2.7)
Obligations of state and political subdivisions	407.4	(4.1)	56.9	(2.7)	464.3	(6.8)
Corporate securities	287.0	(3.9)	8.2	(0.5)	295.2	(4.4)
Mortgage-backed securities:
RMBS	361.4	(21.6)	20.5	(2.7)	381.9	(24.3)
CMBS	49.5	(2.4)	56.4	(3.7)	105.9	(6.1)
Asset-backed securities	126.1	(7.8)	2.0	(0.1)	128.1	(7.9)
Foreign government securities	270.4	(3.4)	—	—	270.4	(3.4)

Total	$1,794.3	$(45.9)	$144.0	$(9.7)	$1,938.3	$(55.6)

Number of securities		259		33		292

Number of securities with OTTI		13		2		15

        The $78.3 million increase in gross unrealized losses was primarily due to an increase of unrealized losses attributable to municipal securities, RMBS and corporate bonds. The increase in gross unrealized losses during 2010 was due to the increase in U.S. Treasury yields during the fourth quarter of 2010. Of the securities in an unrealized loss position for 12 months or more as of December 31, 2010, seven securities had an unrealized loss greater than 10% of book value. The total unrealized loss for these securities as of December 31, 2010 was $12.9 million. The Company has determined that these securities were not impaired as of December 31, 2010.

        As of December 31, 2010 based on fair value, approximately 90.1% of the Company's investments were long-term fixed maturity securities, and the Company's portfolio, excluding other invested assets, had an average duration of 5.0 years, compared with 84.6% and 4.4 years as of December 31, 2009. Changes in interest rates affect the value of the Company's fixed maturity portfolio. As interest rates fall, the fair value of fixed maturity securities increases and as interest rates rise, the fair value of fixed maturity securities decreases. The Company's portfolio of fixed maturity securities is comprised primarily of high-quality, liquid instruments. The Company continues to receive sufficient information to value its investments and has not had to modify its approach due to the current market conditions.

        See Note 9 in "Item 8. Financial Statements and Supplementary Data" for more information on the Company's available-for-sale fixed maturity securities as of December 31, 2010 and 2009.

        The amortized cost and estimated fair value of the Company's available-for-sale fixed maturity securities as of December 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Fixed Maturity Securities by Contractual Maturity

	As of December 31, 2010
	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$64.9	$65.8
Due after one year through five years	1,807.1	1,847.1
Due after five years through ten years	2,244.7	2,295.2
Due after ten years	3,633.4	3,644.0
Mortgage-backed securities:
RMBS	1,173.6	1,184.1
CMBS	365.7	379.1

Total	$9,289.4	$9,415.3

        The following table summarizes the ratings distributions of the Company's investment portfolio as of December 31, 2010 and December 31, 2009. Ratings reflect the lower of the Moody's and S&P classifications, except for bonds purchased for loss mitigation or risk management strategies, which use Assured Guaranty's internal ratings classifications.

Distribution of Fixed Maturity Securities by Rating

	As of December 31, 2010
Rating	2010	2009
AAA	43.2%	47.9%
AA	36.0	30.0
A	15.0	16.4
BBB	1.8	1.8
BIG(1)	2.1	3.9
Not rated(1)	1.9	—

Total	100.0%	100.0%

(1)
Include securities purchased or obtained as part of loss mitigation or other risk management strategies of $779.9 million in par with carrying value of $322.1 million or 3.4% of fixed maturity securities.

        As of December 31, 2010, the Company's investment portfolio contained 39 securities that were not rated or rated BIG, compared to 35 securities as of December 31, 2009. As of December 31, 2010 and December 31, 2009, the weighted average credit quality of the Company's entire investment portfolio was AA.

        The Company may purchase securities that it has insured, and for which it has expected losses, in order to economically mitigate insured losses. These securities are purchased at a discount. As of December 31, 2010, securities purchased for loss mitigation purposes had a fair value of $155.9 million representing $528.1 million of gross par outstanding. Under the terms of certain credit derivative contracts, the Company has obtained the obligations referenced in the transactions and recorded such assets in fixed maturity securities in the consolidated balance sheets. Such amounts totaled $166.2 million, representing $251.8 million in gross par outstanding. Prior to AGMH Acquisition, the Company acquired the underlying collateral of insured obligations as part of certain refinancing transactions where AGM had the right to accelerate claim payment and purchase or take possession of the underlying assets, primarily franchise loans. These assets are included in other invested assets on the consolidated balance sheet. In 2010, the Company restructured a CDS contract under which the Company acquired, among other assets, a 50% interest in a library of film revenues, which are recorded in other invested assets.

        As of December 31, 2010, $1,653.7 million of the Company's fixed maturity securities were guaranteed by third parties. The following table presents the fair value of securities with third-party guaranties by underlying credit rating:

Rating(1)	As of December 31, 2010
(in millions)
AAA	$2.2
AA	882.9
A	675.4
BBB	61.1
BIG	9.7
Not Available	22.4

Total	$1,653.7

(1)
Ratings are lower of Moody's and S&P.

Distribution by Third-Party Guarantor

Guarantor	As of December 31, 2010
(in millions)
MBIA Insurance Corporation	$899.2
Ambac Assurance Corporation	686.9
CIFG Assurance North America Inc	21.1
Financial Guaranty Insurance Co	26.8
Syncora Guarantee Inc	15.5
Berkshire Hathaway Assurance Corporation	4.2

Total	$1,653.7

        Short-term investments include securities with maturity dates equal to or less than one year from the original issue date. The Company's short-term investments are comprised of money market funds, discounted notes and certain time deposits for foreign cash portfolios. Short-term investments are reported at fair value.

        Under agreements with its cedants and in accordance with statutory requirements, the Company maintained fixed maturity securities in trust accounts of $365.3 million and $325.1 million as of December 31, 2010 and 2009, respectively, for the benefit of reinsured companies. In addition, to fulfill state licensing requirements the Company had placed on deposit eligible securities of $19.2 million and $20.6 million as of December 31, 2010 and December 31, 2009, respectively, for the protection of policyholders.

        Under certain derivative contracts, the Company is required to post eligible securities as collateral. The need to post collateral under these transactions is generally based on mark-to-market valuation in excess of contractual thresholds. The fair market value of the Company's pledged securities totaled $765.9 million and $649.6 million as of December 31, 2010 and 2009, respectively.

Liquidity Arrangements with respect to AGMH's former Financial Products Business

        AGMH's former financial products segment had been in the business of borrowing funds through the issuance of GICs and medium term notes and reinvesting the proceeds in investments that met AGMH's investment criteria. The financial products business also included the equity payment undertaking agreement portion of the leveraged lease business, as described further below in "—Strip Coverage Facility for the Leveraged Lease Business."

  The GIC Business

        In connection with the AGMH Acquisition by AGUS, Dexia SA and certain of its affiliates have entered into a number of agreements to protect the Company and AGM against ongoing risk related to GICs issued by, and the GIC business conducted by the Financial Products Companies, former subsidiaries of AGMH. These agreements include a guaranty jointly and severally issued by Dexia SA and DCL to AGM that guarantees the payment obligations of AGM under its policies related to the GIC business and an indemnification agreement between AGM, Dexia SA and DCL that protects AGM against other losses arising out of or as a result of the GIC business, as well as the liquidity facilities and the swap agreements described below.

        On September 30, 2009, affiliates of Dexia executed amended and restated liquidity commitments to FSA Asset Management LLC ("FSAM"), a former AGMH subsidiary, of $8.5 billion in the aggregate. Pursuant to the liquidity commitments, the Dexia affiliates assume the risk of loss, and support the payment obligations of FSAM and the three former AGMH subsidiaries that issued GICs (collectively, the "GIC Issuers") in respect of the GICs and the GIC business. The term of the commitments will generally extend until the GICs have been paid in full. The liquidity commitments are comprised of an amended and restated revolving credit agreement (the "Liquidity Facility") pursuant to which DCL and Dexia Bank Belgium SA commit to provide funds to FSAM in an amount up to $8.0 billion (approximately $7.0 billion of which was outstanding under the revolving credit facility as of December 31, 2010), and a master repurchase agreement (the "Repurchase Facility Agreement" and, together with the Liquidity Facility, the "Guaranteed Liquidity Facilities") pursuant to which DCL will provide up to $3.5 billion of funds in exchange for the transfer by FSAM to DCL of FSAM securities that are not eligible to satisfy collateralization obligations of the GIC Issuers under the GICs. As of December 31, 2010, no amounts were outstanding under the Repurchase Facility Agreement.

        On June 30, 2009, to support the payment obligations of FSAM and the GIC Issuers, each of Dexia SA and DCL entered into two separate ISDA Master Agreements, each with its associated schedule, confirmation and credit support annex (the "Guaranteed Put Contract" and the "Non-Guaranteed Put Contract" respectively, and collectively, the "Dexia Put Contracts"), pursuant to which Dexia SA and DCL jointly and severally guarantee the scheduled payments of interest and principal in relation to each FSAM asset, as well as any failure of Dexia to provide liquidity or liquid collateral under the Guaranteed Liquidity Facilities. The Dexia Put Contracts reference separate portfolios of FSAM assets to which assets owned by FSAM as of September 30, 2008 were allocated, with the less liquid assets and the assets with the lowest market-to-market values generally being allocated to the Guaranteed Put Contract. As of December 31, 2010, the aggregate outstanding principal balance of FSAM assets related to the Guaranteed Put Contract was equal to approximately $9.7 billion and the aggregate principal balance of FSAM assets related to the Non-Guaranteed Put Contract was equal to approximately $4.2 billion.

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

        On June 30, 2009, the States of Belgium and France (the "States") issued a guaranty to FSAM pursuant to which the States guarantee, severally but not jointly, Dexia's payment obligations under the Guaranteed Put Contract, subject to certain limitations set forth therein. The States' guaranty with respect to payment demands arising from Liquidity Default Triggers and Collateral Default Triggers is scheduled to expire on October 31, 2011, and the States' guaranty with respect to payment demands arising from an Asset Default Trigger or a Bankruptcy Trigger is scheduled to expire on the earlier of (a) the final maturity of the latest maturing of the remaining FSAM assets related to the Guaranteed Put Contract, and (b) March 30, 2035.

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

        One situation in which AGM may be required to pay claims in respect of AGMH's former financial products business if Dexia or if the Belgian or French states do not comply with their obligations is if AGM is downgraded. Most of the GICs insured by AGM allow for the withdrawal of GIC funds in the event of a downgrade of AGM, unless the relevant GIC issuer posts collateral or otherwise enhances its credit. Most GICs insured by AGM allow for the termination of the GIC contract and a withdrawal of GIC funds in the event of a downgrade of AGM below a specified threshold, generally below A- by S&P or A3 by Moody's, with no right of the GIC issuer to avoid such withdrawal by posting collateral or otherwise enhancing its credit. Each GIC contract stipulates the thresholds below which the GIC provider must post eligible collateral along with the types of securities eligible for posting and the collateralization percentage applicable to each security type. These collateralization percentages range from 100% of the GIC balance for cash posted as collateral to, typically, 108% for ABS. At December 31, 2010, a downgrade of AGM to below AA- by S&P and Aa3 by Moody's (i.e., A+ by S&P and A1 by Moody's) would result in withdrawal of $489 million of GIC funds and the need to post collateral on GICs with a balance of $5.6 billion. In the event of such a downgrade, assuming an average margin of 105%, the market value as of December 31, 2010 that the GIC issuers would be required to post in order to avoid withdrawal of any GIC funds would be $5.9 billion.

        As of December 31, 2010, the market value of the assets of the Financial Products Companies exceeded the accreted value of their insured liabilities by approximately $2.3 billion (before any tax effects and including the aggregate net market value of the derivative portfolio of $123 million). This compares to December 31, 2009 when the accreted value of the insured liabilities exceeded the market value of the assets by approximately $1.3 billion (before any tax effects and including the aggregate net market value of the derivative portfolio of $128 million). If Dexia or if the Belgian or French states do not fulfill their contractual obligations, the Financial Products Companies may not have the financial ability to pay upon the withdrawal of GIC funds or post collateral or make other payments in respect of the GICs, thereby resulting in claims upon the AGM financial guaranty insurance policies. If AGM is required to pay a claim due to a failure of the Financial Products Companies to pay amounts in respect of the GICs, AGM is subject to the risk that the GICs will not be paid from funds received from Dexia or the Belgian state and/or the French state before it is required to make payment under its financial guaranty policies or that it will not receive the guaranty payment at all.

  The Medium Term Notes Business

        In connection with the AGMH Acquisition, DCL agreed to fund, on behalf of AGM and Assured Guaranty (Bermuda) Ltd., 100% of all policy claims made under financial guaranty insurance policies issued by AGM and Assured Guaranty (Bermuda) in relation to the medium term notes issuance program of FSA Global Funding Limited. Such agreement is set out in a Separation Agreement, dated as of July 1, 2009, between DCL, AGM, Assured Guaranty (Bermuda), FSA Global Funding and Premier International Funding Co., and in a funding guaranty and a reimbursement guaranty that DCL issued for the benefit of AGM and Assured Guaranty (Bermuda). Under the funding guaranty, DCL guarantees to pay to or on behalf of AGM or Assured Guaranty (Bermuda) amounts equal to the payments required to be made under policies issued by AGM or Assured Guaranty (Bermuda) relating to the medium term notes business. Under the reimbursement guaranty, DCL guarantees to pay reimbursement amounts to AGM or Assured Guaranty (Bermuda) for payments they make following a claim for payment under an obligation insured by a policy they have issued. Notwithstanding DCL's obligation to fund 100% of all policy claims under those policies, AGM and Assured Guaranty (Bermuda) have a separate obligation to remit to DCL a certain percentage (ranging from 0% to 25%) of those policy claims. AGM, the Company and related parties are also protected against losses arising out of or as a result of the medium term note business through an indemnification agreement with DCL.

  Strip Coverage Facility for the Leveraged Lease Business

        Under the Strip Coverage Facility entered into in connection with the AGMH Acquisition, Dexia Credit Local (NY) agreed to make loans to AGM to finance all draws made by lessors on certain AGM strip policies, as described further under "Commitments and Contingencies—Recourse Credit Facilities—2009 Strip Coverage Facility" under this Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations. AGM may request advances under the Strip Coverage Facility without any explicit limit on the number of loan requests, provided that the aggregate principal amount of loans outstanding as of any date may not initially exceed $1 billion (the "Commitment Amount"). The Commitment Amount:

  (a)
  may be reduced at the option of AGM without a premium or penalty; and

  (b)
  will be reduced in the amounts and on the dates described in the Strip Coverage Facility either in connection with the scheduled amortization of the Commitment Amount or to $750 million if AGM's consolidated net worth as of June 30, 2014 is less than a specified consolidated net worth. As of December 31, 2010, the maximum commitment amount of the Strip Coverage Facility has amortized to $991.9 million.

        As of December 31, 2010, no advances were outstanding under the Strip Coverage Facility.

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

Sensitivity to Rating Agency Actions

        A downgrade by Moody's or S&P of the financial strength rating of the Company's insurance subsidiaries may have negative impact on the Company's liquidity. A downgrade may trigger (1) increased claims on the Company's insurance policies, in certain cases, on a more accelerated basis than when the original transaction closed; or (2) termination payments or collateral posting under CDS contracts. A downgrade in the financial strength rating may also enable beneficiaries of the Company's policies to cancel the credit protection offered by the Company and cease paying premium. A downgrade may also enable primary insurance companies that had ceded business to the Company to recapture a significant portion of its in-force financial guaranty reinsurance business. See "Risks Related to the Company's Financial Strength and Financial Enhancement" within "Item 1A. Risk Factors" for a more detailed discussion of the impact of a downgrade on the Company's direct and reinsurance business.

ITEM 7A.    QUANTIATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk is the risk that the value of a portfolio will decrease due to changes in market factors such as changes in credit spread, interest rates, and foreign exchange rates. Liquidity risk, which is the possible inability to satisfy contractual obligations when due and includes the inability to manage unplanned changes in funding sources, may compound these risks. Liquidity risk also arises from the failure to recognize or address changes in market conditions that affect the ability to liquidate assets quickly and with minimal loss in value.

        The Company's primary exposure to market risk is summarized below:

  •
  The fair value of credit derivatives within the financial guaranty portfolio of insured obligations, the fluctuate based on changes in credit spreads of the underlying obligations and the Company's own credit spreads.

  •
  The Investment Portfolio's fair value is primarily driven by changes in interest rates and also affected by credit deterioration of issuers of its securities.

  •
  The Investment Portfolio also contains foreign denominated securities whose value fluctuates based on changes in foreign exchange rates.

Credit Risk

        Credit risk is risk due to uncertainty in a counterparty's ability to meet its financial obligations. The Company's main exposure to fair value losses due to credit risk arises from its insured portfolio of credit derivatives, financial guaranty VIEs' assets and liabilities, the AGM CPS, the AGC CCS and the investment portfolio. Credit derivatives which comprise 17.8% and 19.1% of the total insured portfolio net par outstanding as of December 31, 2010 and 2009, respectively, are recorded at fair value through the statement of operations, as are changes in fair value of the AGM CPS and AGC CCS. The Company elected the fair value option for financial guaranty assets and liabilities, therefore changes in their fair values are also recorded in the statement of operations. Changes in the fair value of fixed maturity securities in the investment portfolio are recorded in accumulated comprehensive income in the statement of changes in shareholders' equity unless other-than-temporarily- impaired, in which case, the change in fair value attributable to credit deterioration is recorded in the statement of operations. The primary driver of changes in fair value of fixed maturity securities is changes in interest rates.

Credit Derivatives in the Insured Portfolio

        The Company's primary driver of unrealized gains and losses in the insured portfolio are credit derivatives, which consists primarily of CDS. The CDS portfolio includes U.S. RMBS exposures, which have experienced widespread deterioration, as well as pooled corporate obligations and other unique asset securitizations that have experienced credit deterioration.

        Unrealized gains and losses on credit derivatives are a function of changes in the estimated fair value of the Company's credit derivative contracts. If credit spreads of the underlying obligations change, the fair value of the related credit derivative changes. Market liquidity could also impact valuations of the underlying obligations. As such, Assured Guaranty experiences mark-to-market gains or losses. The Company considers the impact of its own credit risk, together with credit spreads on the risk that it assumes through CDS contracts, in determining their fair value. The Company determines its own credit risk based on quoted CDS prices traded on the Company at each balance sheet date. The quoted price of CDS contracts traded on AGC at December 31, 2010 and December 31, 2009 was 804 bps and 634 bps, respectively. The quoted price of CDS contracts traded on AGM at December 31, 2010 and December 31, 2009 was 650 bps and 541 bps, respectively. Historically, the price of CDS traded on AGC and AGM moves directionally the same as general market spreads. Generally, a widening of the CDS prices traded on AGC and AGM has an effect of offsetting unrealized losses that result from widening general market credit spreads, while a narrowing of the CDS prices traded on AGC and AGM has an effect of offsetting unrealized gains that result from narrowing general market credit spreads. An overall narrowing of spreads generally results in an unrealized gain on credit derivatives for the Company and an overall widening of spreads generally results in an unrealized loss for the Company.

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

        The Company generally holds these credit derivative contracts to maturity. The unrealized gains and losses on derivative financial instruments will reduce to zero as the exposure approaches its maturity date, unless there is a payment default on the exposure or early termination. The following table summarizes the estimated change in fair values on the net balance of the Company's CDS positions assuming immediate parallel shifts in credit spreads on AGC and AGM and on the risks that they both assume:

	As of December 31, 2010
Credit Spreads(1)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss)(Pre-Tax)
	(in millions)
100% widening in spreads	$(3,964.4)	$(2,091.8)
50% widening in spreads	(2,926.0)	(1,053.4)
25% widening in spreads	(2,401.9)	(529.3)
10% widening in spreads	(2,086.8)	(214.2)
Base Scenario	(1,872.6)	—
10% narrowing in spreads	(1,709.6)	163.0
25% narrowing in spreads	(1,465.2)	407.4
50% narrowing in spreads	(1,062.5)	810.1

	As of December 31, 2009
Credit Spreads(1)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss)(Pre-Tax)
	(in millions)
100% widening in spreads	$(3,700.9)	$(2,158.8)
50% widening in spreads	(2,623.5)	(1,081.4)
25% widening in spreads	(2,084.8)	(542.7)
10% widening in spreads	(1,761.6)	(219.5)
Base Scenario	(1,542.1)	—
10% narrowing in spreads	(1,389.7)	152.4
25% narrowing in spreads	(1,159.3)	382.8
50% narrowing in spreads	(782.0)	760.1

(1)
Includes the effects of spreads on both the underlying asset classes and the Company's own credit spread.

        The crisis and related turmoil in the global financial system has had and may continue to have an impact on the Company's business. As of December 31, 2010, the present value of future installment premiums ("PVI") of the Company's CDS contracts with counterparties in the financial services industry was approximately $661.9 million. The largest counterparties were:

Counterparty	PVI Amount
(in millions)
Deutsche Bank AG	$178.2
Dexia Bank	60.9
Barclays Capital	45.7
BNP Paribas Finance Inc.	42.6
RBS/ABN AMRO	35.5
Other(1)	299.0

Total	$661.9

(1)
Each counterparty within the "Other" category represents less than 5% of the total.

        As of December 31, 2009, the PVI of the Company's CDS contracts with counterparties in the financial services industry was approximately $646.9 million. The largest counterparties were:

Counterparty	PVI Amount
(in millions)
Deutsche Bank AG	$164.9
Dexia Bank	64.4
Barclays Capital	51.4
RBS/ABN AMRO	39.5
Morgan Stanley Capital Services Inc.	37.5
Rabobank International	34.5
BNP Paribas Finance Inc.	33.3
Other(1)	221.4

Total	$646.9

(1)
Each counterparty within the "Other" category represents less than 5% of the total.

        The Company also has credit risk to the sellers and originators against which it is enforcing its remedy of putting back mortgage loans that support RMBS transactions or against which it may bring litigation proceedings. If the financial position of such sellers or originators deteriorates, including as a result of putback efforts or litigation pursued by other parties, such sellers or originators may not have the wherewithal to make payments to the Company. See "—Results of Operations—Analysis of Consolidated Statements of Operations—Loss and Loss Adjustment Expense Reserves". Furthermore, the Company has credit risk exposure to the financial guaranty insurers to which it has ceded portions of its insured portfolio, many of which have experienced financial distress in the past few years. See "—Exposures by Reinsurer."

Interest Rate Risk

        Interest rate risk is the risk that financial instruments' values will change due to changes in the absolute level of interest rates, in the spread between two rates, in the shape of the yield curve or in any other interest rate relationship. The Company is exposed to interest rate risk primarily in its investment portfolio. As interest rates rise for an available-for-sale investment portfolio, the fair value of fixed-income securities decreases. The Company's policy is generally to hold assets in the investment portfolio to maturity. Therefore, barring credit deterioration, interest rate movements do not result in realized gains or losses unless assets are sold prior to maturity.

Investment Portfolio

        Interest rate sensitivity in the investment portfolio can be estimated by projecting a hypothetical instantaneous increase or decrease in interest rates. The following table presents the estimated pre-tax change in fair value of the Company's investment portfolio from instantaneous parallel shifts in interest rates.

 Sensitivity to Change in Interest Rates on the Investment Portfolio
As of December 31, 2010

	Change in Interest Rates
	300 Basis Point Decrease	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase	300 Basis Point Increase
	(in millions)
Estimated change in fair value	$1,232.5	$943.6	$512.9	$(530.8)	$(1,036.7)	$(1,505.1)

Sensitivity to Change in Interest Rates on the Investment Portfolio
As of December 31, 2009

	Change in Interest Rates
	300 Basis Point Decrease	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase	300 Basis Point Increase
	(in millions)
Estimated change in fair value	$1,057.2	$827.3	$457.1	$(480.0)	$(958.7)	$(1,409.0)

Other Areas Sensitive to Rate Fluctuation

        Fluctuation in interest rates also affects the demand for the Company's product. When interest rates are lower or when the market is otherwise relatively less risk averse, the spread between insured and uninsured obligations typically narrows and, as a result, financial guaranty insurance typically provides lower cost savings to issuers than it would during periods of relatively wider spreads. These lower cost savings generally lead to a corresponding decrease in demand and premiums obtainable for financial guaranty insurance. Conversely, in a deteriorating credit environment, credit spreads widen and pricing for financial guaranty insurance typically improves. However, if the weakening environment is sudden, pronounced or prolonged, the stresses on the insured portfolio may result in claims payments in excess of normal or historical expectations. In addition, increases in prevailing interest rate levels can lead to a decreased volume of capital markets activity and, correspondingly, a decreased volume of insured transactions.

Foreign Exchange Risk

        Foreign exchange risk is the risk that a financial instrument's value will change due to a change in the foreign currency exchange rates. The Company has foreign denominated securities in its investment portfolio securities denominated in currencies other than U.S. Dollar were 3.7% of the investment portfolio. Changes in fair value of available for sale investments attributable to changes in foreign exchange rates are recorded in OCI.

Sensitivity to Change in Foreign Exchange Rates on the Investment Portfolio

	Change in Foreign Exchange Rates
	30% Decrease	20% Decrease	10% Decrease	10% Increase	20% Increase	30% Increase
	(in millions)
Estimated change in fair value	$(117.9)	$(78.6)	$(39.3)	$39.3	$78.6	$117.9

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

        As of December 31, 2010, management has evaluated the effectiveness of the Company's internal control over financial reporting based on the criteria established in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company has concluded that Assured Guaranty Ltd.'s internal control over financial reporting was effective as of December 31, 2010.

        The effectiveness of the Company's internal controls over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this Item under the heading "Report of Independent Registered Public Accounting Firm."

/s/ DOMINIC J. FREDERICO Dominic J. Frederico President and Chief Executive Officer	/s/ ROBERT B. MILLS Robert B. Mills Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Assured Guaranty Ltd.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of shareholders' equity and of cash flows, present fairly, in all material respects, the financial position of Assured Guaranty Ltd. and its subsidiaries (the "Company") at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Responsibility for Financial Statements and Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for variable interest entities effective January 1, 2010, for other-than-temporary impairment of debt securities classified as available-for-sale effective April 1, 2009, and for financial guaranty insurance contracts effective January 1, 2009.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
New York, New York
March 1, 2011

Assured Guaranty Ltd.

Consolidated Balance Sheets

(dollars in thousands except per share and share amounts)

	As of December 31,
	2010	2009
Assets
Investment portfolio:
Fixed maturity securities, available-for-sale, at fair value (amortized cost of $9,289,444 and $8,943,909)	$9,415,315	$9,139,900
Short term investments, at fair value	1,031,578	1,668,279
Other invested assets	283,032	160,250

Total investment portfolio	10,729,925	10,968,429
Cash	107,179	44,133
Premiums receivable, net of ceding commissions payable	1,167,587	1,418,232
Ceded unearned premium reserve	821,819	1,080,466
Deferred acquisition costs	239,805	241,961
Reinsurance recoverable on unpaid losses	22,255	14,122
Salvage and subrogation recoverable	1,032,369	420,238
Credit derivative assets	592,898	492,531
Deferred tax asset, net	1,223,958	1,158,205
Financial guaranty variable interest entities' assets, at fair value	4,334,409	762,303
Other assets	199,308	202,073

Total assets	$20,471,512	$16,802,693

Liabilities and shareholders' equity
Unearned premium reserve	$6,972,894	$8,400,152
Loss and loss adjustment expense reserve	562,955	289,470
Reinsurance balances payable, net	274,431	215,239
Long-term debt	1,052,936	1,066,413
Credit derivative liabilities	2,465,520	2,034,634
Current income tax payable	93,020	154,462
Financial guaranty variable interest entities' liabilities with recourse, at fair value	2,926,988	762,652
Financial guaranty variable interest entities' liabilities without recourse, at fair value	2,014,142	—
Other liabilities	309,862	359,512

Total liabilities	16,672,748	13,282,534

Commitments and contingencies
Common stock ($0.01 par value, 500,000,000 shares authorized; 183,744,655 and 184,162,896 shares issued and outstanding in 2010 and 2009)	1,837	1,842
Additional paid-in capital	2,585,423	2,584,983
Retained earnings	1,098,859	789,869
Accumulated other comprehensive income, net of tax provision (benefit) of $17,746 and $58,551	110,645	141,814
Deferred equity compensation (181,818 shares)	2,000	2,000

Total shareholders' equity attributable to Assured Guaranty Ltd.	3,798,764	3,520,508
Noncontrolling interest of financial guaranty variable interest entities	—	(349)

Total shareholders' equity	3,798,764	3,520,159

Total liabilities and shareholders' equity	$20,471,512	$16,802,693

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Operations

(dollars in thousands except per share amounts)

	Year Ended December 31,
	2010	2009	2008
Revenues
Net earned premiums	$1,186,705	$930,429	$261,398
Net investment income	354,703	259,222	162,558
Net realized investment gains (losses):
Other-than-temporary impairment losses	(44,672)	(74,022)	(71,268)
Less: portion of other-than-temporary impairment loss recognized in other comprehensive income	(17,292)	(28,176)	—
Other net realized investment gains (losses)	25,386	13,184	1,467

Net realized investment gains (losses)	(1,994)	(32,662)	(69,801)
Net change in fair value of credit derivatives:
Realized gains and other settlements	153,495	163,558	117,589
Net unrealized gains (losses)	(157,795)	(337,810)	38,034

Net change in fair value of credit derivatives	(4,300)	(174,252)	155,623
Fair value gain (loss) on committed capital securities	9,195	(122,940)	42,746
Net change in financial guaranty variable interest entities	(183,115)	(1,156)	—
Other income	40,107	58,518	664

Total Revenues	1,401,301	917,159	553,188

Expenses
Loss and loss adjustment expenses	413,793	377,840	265,762
Amortization of deferred acquisition costs	34,057	53,899	61,249
Assured Guaranty Municipal Holdings Inc. acquisition-related expenses	6,772	92,239	—
Interest expense	99,621	62,783	23,283
Goodwill and settlement of pre-existing relationship	—	23,341	—
Other operating expenses	211,536	174,165	90,563

Total expenses	765,779	784,267	440,857

Income (loss) before income taxes	635,522	132,892	112,331
Provision (benefit) for income taxes
Current	(25,151)	217,253	332
Deferred	111,760	(180,391)	43,116

Total provision (benefit) for income taxes	86,609	36,862	43,448

Net income (loss)	548,913	96,030	68,883
Less: Noncontrolling interest of variable interest entities	—	(1,156)	—

Net income (loss) attributable to Assured Guaranty Ltd.	$548,913	$97,186	$68,883

Earnings per share:
Basic	$2.98	$0.77	$0.78
Diluted	$2.90	$0.75	$0.77
Dividends per share	$0.18	$0.18	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2010	2009	2008
Net income (loss)	$548,913	$96,030	$68,883
Unrealized holding gains (losses) arising during the period, net of tax provision (benefit) of $(43,180), $66,835, and $(28,629)	(28,824)	165,929	(109,408)
Less: reclassification adjustment for gains (losses) included in net income (loss), net of tax provision (benefit) of $(2,829), $1,435 and $(7,106)	1,543	(34,097)	(62,695)

Change in net unrealized gains on investments	(30,367)	200,026	(46,713)
Change in cumulative translation adjustment, net of tax provision (benefit) of $(229), $(759) and $(3,299)	(384)	(3,000)	(6,611)
Change in cash flow hedge, net of tax provision (benefit) of $(225), $(225) and $(225)	(418)	(418)	(418)

Other comprehensive income (loss)	(31,169)	196,608	(53,742)

Comprehensive income (loss)	517,744	292,638	15,141
Less: Comprehensive income (loss) attributable to noncontrolling interest of variable interest entities	—	(1,127)	—

Comprehensive income (loss) of Assured Guaranty Ltd.	$517,744	$293,765	$15,141

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statement of Shareholders' Equity

Years Ended December 31, 2010, 2009 and 2008

(dollars in thousands, except share data)

								Noncontrolling Interest of Financial Guaranty Consolidated Variable Interest Entities
							Total Shareholders' Equity Attributable to Assured Guaranty Ltd.
	Common Stock				Accumulated Other Comprehensive Income
			Additional Paid-in Capital	Retained Earnings		Deferred Equity Compensation			Total Shareholders' Equity
	Shares	Amount
Balance, December 31, 2007	79,948,979	$799	$1,023,886	$585,256	$56,629	$—	$1,666,570	$—	$1,666,570
Net income	—	—	—	68,883	—	—	68,883	—	68,883
Dividends on common stock ($0.18 per share)	—	—	—	(16,015)	—	—	(16,015)	—	(16,015)
Dividends on restricted stock units	—	—	69	(69)	—	—	—	—	—
Common stock issuance, net of offering costs	10,651,896	107	248,948	—	—	—	249,055	—	249,055
Share-based compensation and other	354,828	4	11,467	—	—	—	11,471	—	11,471
Change in cash flow hedge	—	—	—	—	(418)	—	(418)	—	(418)
Change in cumulative translation adjustment	—	—	—	—	(6,611)	—	(6,611)	—	(6,611)
Change in unrealized gains (losses) on:
Investments with no other-than-temporary impairments	—	—	—	—	(109,408)	—	(109,408)	—	(109,408)
Less: reclassification adjustment for gains (losses) included in net income (loss)	—	—	—	—	(62,695)	—	(62,695)	—	(62,695)

Balance, December 31, 2008	90,955,703	910	1,284,370	638,055	2,887	—	1,926,222	—	1,926,222

Cumulative effect of change in accounting for financial guaranty contracts effective January 1, 2009	—	—	—	19,443	—	—	19,443	—	19,443

Balance, January 1, 2009	90,955,703	910	1,284,370	657,498	2,887		1,945,665	—	1,945,665
Cumulative effect of change in accounting for other-than-temporary impairments effective April 1, 2009	—	—	—	57,652	(57,652)	—	—	—	—
Issuance of stock for acquisition of Assured Guaranty Municipal Holdings Inc.	22,153,951	222	275,653	—	—	—	275,875	—	275,875
Consolidation of financial guaranty variable interest entities	—	—	—	—	—	—	—	778	778
Net income	—	—	—	97,186	—	—	97,186	(1,156)	96,030
Dividends on common stock ($0.18 per share)	—	—	—	(22,332)	—	—	(22,332)	—	(22,332)
Dividends on restricted stock units	—	—	135	(135)	—	—	—	—	—
Common stock issuance, net of offering costs	71,787,600	718	1,021,132	—	—	—	1,021,850	—	1,021,850
Common stock repurchases	(1,010,050)	(10)	(3,666)	—	—	—	(3,676)	—	(3,676)
Share-based compensation and other	275,692	2	7,359	—	—	2,000	9,361	—	9,361
Change in cash flow hedge	—	—	—	—	(418)	—	(418)	—	(418)
Change in cumulative translation adjustment	—	—	—	—	(3,029)	—	(3,029)	29	(3,000)
Change in unrealized gains (losses) on:
Investments with no other-than-temporary impairment	—	—	—	—	177,307	—	177,307	—	177,307
Investments with other-than-temporary impairment	—	—	—	—	(11,378)	—	(11,378)	—	(11,378)
Less: reclassification adjustment for gains (losses) included in net income (loss)	—	—	—	—	(34,097)	—	(34,097)	—	(34,097)

Balance, December 31, 2009	184,162,896	$1,842	$2,584,983	$789,869	$141,814	$2,000	$3,520,508	$(349)	$3,520,159

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statement of Shareholders' Equity

Years Ended December 31, 2010, 2009 and 2008

(dollars in thousands, except share data)

								Noncontrolling Interest of Financial Guaranty Consolidated Variable Interest Entities
							Total Shareholders' Equity Attributable to Assured Guaranty Ltd.
	Common Stock				Accumulated Other Comprehensive Income
			Additional Paid-in Capital	Retained Earnings		Deferred Equity Compensation			Total Shareholders' Equity
	Shares	Amount
Balance, December 31, 2009	184,162,896	$1,842	$2,584,983	$789,869	$141,814	$2,000	$3,520,508	$(349)	$3,520,159
Cumulative effect of accounting change—consolidation of variable interest entities effective January 1, 2010 (Note 8)	—	—	—	(206,540)	—	—	(206,540)	349	(206,191)

Balance, January 1, 2010	184,162,896	1,842	2,584,983	583,329	141,814	2,000	3,313,968	—	3,313,968
Net income	—	—	—	548,913	—	—	548,913	—	548,913
Dividends ($0.18 per share)	—	—	—	(33,190)	—	—	(33,190)	—	(33,190)
Dividends on restricted stock units	—	—	193	(193)	—	—	—	—	—
Common stock repurchases	(707,350)	(7)	(10,450)	—	—	—	(10,457)	—	(10,457)
Share-based compensation and other	289,109	2	10,697	—	—	—	10,699	—	10,699
Change in cumulative translation adjustment	—	—	—	—	(384)	—	(384)	—	(384)
Change in cash flow hedge	—	—	—	—	(418)	—	(418)	—	(418)
Change in unrealized gains (losses) on:
Investments with no other-than-temporary impairment	—	—	—	—	(34,600)	—	(34,600)	—	(34,600)
Investments with other-than-temporary impairment	—	—	—	—	5,776	—	5,776	—	5,776
Less: reclassification adjustment for gains (losses) included in net income (loss)	—	—	—	—	1,543	—	1,543	—	1,543

Balance, December 31, 2010	183,744,655	$1,837	$2,585,423	$1,098,859	$110,645	$2,000	$3,798,764	$—	$3,798,764

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2010	2009	2008
Operating activities
Net income (loss)	$548,913	$96,030	$68,883
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Non-cash interest and operating expenses	24,352	16,250	16,328
Net amortization of premium on fixed maturity securities	46,338	21,997	2,397
Provision (benefit) for deferred income taxes	111,760	(180,391)	43,116
Net realized investment losses (gains)	1,994	32,662	69,801
Net unrealized losses (gains) on credit derivatives	157,795	337,810	(38,034)
Fair value loss (gain) on committed capital securities	(9,195)	122,940	(42,746)
Goodwill and settlements of pre-existing relationship	—	23,341	—
Non-cash items in other income	4,314	(20,691)	—
Change in deferred acquisition costs	2,156	31,646	(29,318)
Change in premiums receivable, net of ceding commissions	376,478	119,663	12,059
Change in ceded unearned premium reserves	258,647	200,673	(5,326)
Change in unearned premium reserve	(1,297,383)	(711,937)	346,543
Change in loss and loss adjustment expense reserve, net	(449,506)	(31,561)	16,583
Change in current income taxes	(87,165)	175,873	(22,046)
Other changes in credit derivatives assets and liabilities, net	33,652	15,802	7,197
Change in financial guaranty variable interest entities' assets and liabilities, net	422,044	—	—
Other	(41,204)	29,063	(18,448)

Net cash flows provided by (used in) operating activities	103,990	279,170	426,989

Investing activities
Fixed maturity securities:
Purchases	(2,461,692)	(2,287,668)	(1,272,024)
Sales	1,063,581	1,519,300	532,144
Maturities	994,360	217,895	11,730
Net sales (purchases) of short-term investments	637,256	(397,100)	78,535
Net proceeds from paydowns on financial guaranty variable interest entities' assets	423,997	—	—
Cash paid to acquire Assured Guaranty Municipal Holdings Inc., net of cash acquired	—	(458,998)	—
Other	19,786	9,350	—

Net cash flows provided by (used in) investing activities	677,288	(1,397,221)	(649,615)

Financing activities
Net proceeds from issuance of common stock	—	1,022,096	248,967
Net proceeds from issuance of equity units	—	167,972	—
Dividends paid	(33,190)	(22,332)	(16,015)
Repurchases of common stock	(10,457)	(3,676)	—
Share activity under option and incentive plans	(2,062)	(667)	(3,632)
Tax benefit for stock options exercised	28	(16)	16
Net paydowns of financial guaranty variable interest entities' liabilities	(650,862)	—	—
Repayment of long-term debt	(20,891)	(14,823)	—

Net cash flows provided by (used in) financing activities	(717,434)	1,148,554	229,336
Effect of exchange rate changes	(798)	1,325	(2,453)

Increase in cash	63,046	31,828	4,257
Cash at beginning of year	44,133	12,305	8,048

Cash at end of year	$107,179	$44,133	$12,305

Supplemental cash flow information
Cash paid (received) during the period for:
Income taxes	$39,215	$27,849	$18,743
Interest	$90,314	$56,418	$23,600

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

1. Business and Basis of Presentation

Business

        Assured Guaranty Ltd. ("AGL" and, together with its subsidiaries, "Assured Guaranty" or the "Company") is a Bermuda-based holding company that provides, through its operating subsidiaries, credit protection products to the United States ("U.S.") and international public finance, infrastructure and structured finance markets. The Company has applied its credit underwriting judgment, risk management skills and capital markets experience to develop insurance, reinsurance and credit derivative products that protect holders of debt instruments and other monetary obligations from defaults in scheduled payments, including scheduled interest and principal payments. The securities insured by the Company include taxable and tax-exempt obligations issued by U.S. state or municipal governmental authorities, utility districts or facilities; notes or bonds issued to finance international infrastructure projects; and asset-backed securities ("ABS") issued by special purpose entities. The Company markets its credit protection products directly to issuers and underwriters of public finance, infrastructure and structured finance securities as well as to investors in such debt obligations. The Company guarantees debt obligations issued in many countries, although its principal focus is on the U.S., Europe and Australia. The Company's business segments are comprised of two principal segments based on whether the contracts were written on a direct or assumed basis.

        Financial guaranty contracts accounted for as insurance provide an unconditional and irrevocable guaranty that protects the holder of a financial obligation against non-payment of principal and interest when due. Financial guaranty contracts accounted for as credit derivatives are generally structured such that the circumstances giving rise to the Company's obligation to make loss payments are similar to those for financial guaranty contracts accounted for as insurance and only occurs upon one or more defined credit events such as failure to pay or bankruptcy, in each case, as defined within the transaction documents, with respect to one or more third party referenced securities or loans. Financial guaranty contracts accounted for as credit derivatives are primarily comprised of credit default swaps ("CDS"). In general, the Company structures credit derivative transactions such that the circumstances giving rise to the Company's obligation to make loss payments are similar to those for financial guaranty contracts accounted for as insurance but are governed by International Swaps and Derivative Association, Inc. ("ISDA") documentation and operate differently from financial guaranty accounted for as insurance. The Company also enters into ceded reinsurance agreements to provide greater business diversification and reduce the net potential loss from large risks; however, ceded contracts do not relieve the Company of its obligations.

        Public finance obligations insured by the Company consist primarily of general obligation bonds supported by the issuers' taxing powers, tax-supported bonds and revenue bonds and other obligations of states, their political subdivisions and other municipal issuers supported by the issuers' or obligors' covenant to impose and collect fees and charges for public services or specific projects. Public finance obligations include obligations backed by the cash flow from leases or other revenues from projects serving substantial public purposes, including government office buildings, toll roads, health care facilities and utilities. Structured finance obligations insured by the Company are generally backed by pools of assets such as residential or commercial mortgage loans, consumer or trade receivables, securities or other assets having an ascertainable cash flow or market value and issued by special purpose entities. The Company currently does not underwrite any new U.S. residential mortgage backed security ("RMBS") transactions. See Note 4 for outstanding U.S. RMBS exposures.

        Debt obligations guaranteed by AGL's insurance company subsidiaries are generally awarded debt credit ratings that are the same rating as the financial strength rating of the AGL subsidiary that has guaranteed that obligation. Investors in products insured by the Company's insurance company subsidiaries frequently rely on ratings published by nationally recognized statistical rating organizations ("NRSROs") because such ratings influence the trading value of securities and form the basis for many

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

1. Business and Basis of Presentation (Continued)

institutions' investment guidelines as well as individuals' bond purchase decisions. Therefore, the Company manages its business with the goal of achieving high financial strength ratings, preferably the highest that NRSROs will assign. However, the models used by NRSROs differ, presenting conflicting goals that may make it inefficient or impractical to reach the highest rating level. The models are not fully transparent, contain subjective data (such as assumptions about future market demand for the Company's products) and change frequently. Ratings reflect only the views of the respective NRSROs and are subject to continuous review and revision or withdrawal at any time.

Basis of Presentation

        The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and, in the opinion of management, reflect all adjustments which are of a normal recurring nature, necessary for a fair statement of the Company's financial condition, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        The consolidated financial statements include the accounts of AGL and its direct and indirect subsidiaries, (collectively, the "Subsidiaries"). The consolidated financial statements also include the accounts of certain variable interest entities ("VIEs") subsidiary. Intercompany accounts and transactions between and among AGL and its subsidiaries have been eliminated as well as transactions between the insurance company subsidiaries and their consolidated VIEs. Certain prior year balances have been reclassified to conform to the current year's presentation.

        AGL's principal insurance company subsidiaries are Assured Guaranty Corp. ("AGC"), Assured Guaranty Municipal Corp ("AGM"), and Assured Guaranty Re Ltd. ("AG Re"). In addition, the Company also has another U.S. and a Bermuda insurance company subsidiary that participate in a pooling agreement with AGM, two UK insurance subsidiaries, and a mortgage insurance company. The Company's organizational structure includes various holdings companies, two of which—Assured Guaranty US Holdings Inc. ("AGUS") and Assured Guaranty Municipal Holdings Inc. ("AGMH")—have public debt outstanding. See Note 15.

Significant Accounting Policies

        The Company revalues assets, liabilities, revenue and expenses denominated in non-U.S. currencies into U.S. dollars using applicable exchange rates. Gains and losses relating to translating functional currency financial statements for U.S. GAAP reporting are included in other comprehensive income (loss) within shareholders' equity. Gains and losses relating to nonfunctional currency transactions, including non-U.S. operations where functional currency is the U.S. dollar, are reported in the consolidated statement of operations.

        Cash is defined as cash on hand and demand deposits.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

1. Business and Basis of Presentation (Continued)

        The following table identifies the Company's most significant accounting policies and the note references where a detailed description of each policy can be found.

Significant Accounting Policies

Business combinations	Note 3
Premium revenue recognition on financial guaranty contracts accounted for as insurance	Note 5
Loss and Loss Adjustment Expense on financial guaranty contracts accounted for as insurance	Note 5
Policy acquisition costs	Note 5
Fair value measurement	Note 6
Credit derivatives	Note 7
VIEs	Note 8
Investments	Note 9
Income Taxes	Note 11
Stock based compensation	Note 17
Earnings per share	Note 18
Segments	Note 19

2. Business Changes, Risks, Uncertainties and Accounting Developments

        Summarized below are the most significant events over the past three years that have had, or may have in the future, a material effect on the financial position, results of operations or business prospects of the Company. In addition to global market and economic factors and business developments, changes in accounting standards may also affect the comparability of financial information between periods.

Market Conditions

        Volatility and disruption in the global financial markets over the past three years, including depressed home prices increased foreclosures, lower equity market values, high unemployment, reduced business and consumer confidence and the risk of increased inflation, have precipitated an economic slowdown. While there have been signs of a recovery as seen by stabilizing unemployment and home prices as well as rising equity markets, management cannot assure that volatility and disruption will not return to these markets in the near term. The Company's business and its financial condition will continue to be subject to the risk of global financial and economic conditions that could materially and negatively affect the demand for its products, the amount of losses incurred on transactions it guarantees, and its financial ratings. These conditions may adversely affect the Company's future profitability, financial position, investment portfolio, cash flow, statutory capital, financial strength ratings and stock price.

        The economic crisis caused many state and local governments that issue some of the obligations the Company insures to experience significant budget deficits and revenue collection shortfalls that

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

2. Business Changes, Risks, Uncertainties and Accounting Developments (Continued)

require them to significantly raise taxes and/or cut spending in order to satisfy their obligations. While the U.S. government has provided some financial support to state and local governments, significant budgetary pressures remain. If the issuers of the obligations in the Company's public finance portfolio do not have sufficient funds to cover their expenses and are unable or unwilling to raise taxes, decrease spending or receive federal assistance, the Company may experience increased levels of losses or impairments on its public finance obligations, which would materially and adversely affect its business, financial condition and results of operations. Additionally, future legislative, regulatory or judicial changes in the jurisdictions regulating the Company may adversely affect its ability to pursue its current mix of business, materially impacting its financial results. See Note 5 and 7.

NRSRO Rating Actions

        The NRSROs have downgraded the insurance financial strength ratings of all the Company's insurance subsidiaries over the course of the last several years from their previous AAA levels. There can be no assurance that NRSROs will not take further action on the Company's ratings. See Note 5, Note 7 and Note 12 for more information regarding the effect of NRSRO rating actions on the credit derivative business and the assumed reinsurance business of the Company. On January 24, 2011, Standard and Poor's Rating Services ("S&P") released a publication entitled "Request for Comment: Bond Insurance Criteria," in which it requested comments on proposed changes to its bond insurance ratings criteria. In the Request for Comment, S&P noted that it could lower its financial strength ratings on existing investment-grade bond insurers (which include the Company's insurance subsidiaries) by one or more rating categories if the proposed bond insurance ratings criteria are adopted, unless those bond insurers raise additional capital or reduce risk. The effect of this change in criteria, if adopted, and of the potential downgrade of the Company's financial strength ratings on the Company's financial condition and prospects is uncertain at this time.

        The Company believes that these rating agency actions and proposals, including the uncertainty caused by the release of S&P's Request for Comment, have reduced the Company's new business opportunities and have also affected the value of the Company's product to issuers and investors. The insurance subsidiaries' financial strength ratings are an important competitive factor in the financial guaranty insurance and reinsurance markets. If the financial strength or financial enhancement ratings of any of the Company's insurance subsidiaries were reduced below current levels, the Company expects it would have further adverse effects on its future business opportunities as well as the premiums it could charge for its insurance policies and consequently, a downgrade could harm the Company's new business production, results of operations and financial condition.

AGMH Acquisition

        On the July 1, 2009 ("Acquisition Date"), the Company, through its wholly-owned subsidiary, AGUS, purchased AGMH (formerly Financial Security Assurance Holdings Ltd, the "AGMH Acquisition") and, indirectly, its subsidiaries (excluding those involved in AGMH's former Financial Products Business) from Dexia Holdings Inc. ("Dexia Holdings"), an indirect subsidiary of Dexia SA and certain of its affiliates (together, "Dexia"). The principal operating subsidiary acquired was AGM (formerly Financial Security Assurance Inc.). The acquired companies are collectively referred to as the "Acquired Companies." The AGMH subsidiaries that conducted AGMH's former financial products business (the "Financial Products Companies") were sold to Dexia Holdings prior to the AGMH Acquisition. The purchase price paid by the Company was $546.0 million in cash and 22.3 million common shares of AGL with an Acquisition Date fair value of $275.9 million, for a total purchase price of $821.9 million.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

2. Business Changes, Risks, Uncertainties and Accounting Developments (Continued)

        AGMH's former financial products business had been in the business of borrowing funds through the issuance of guaranteed investment contracts ("GICs") and medium term notes and reinvesting the proceeds in investments that met AGMH's investment criteria. The financial products business also included portions of AGMH's leveraged lease business. In connection with the AGMH Acquisition, Dexia Holdings agreed to assume the risks in respect of the Financial Products Business and AGM agreed to retain the risks relating to the debt and strip policy portions of such business. Accordingly, the Company has entered into various agreements with Dexia in order to transfer to Dexia the credit risks and, as discussed further in Note 15, the liquidity risks associated with AGMH's former Financial Products Business.

        The Company is indemnified against exposure to AGMH's former financial products business through guaranties issued by Dexia and certain of its affiliates. In addition, the Company is protected from exposure to AGMH's GIC business through guaranties issued by the French and Belgian governments. Furthermore, to support the payment obligations of the Financial Products Companies, Dexia SA and its affiliate Dexia Crédit Local S.A. ("DCL") have entered into two separate ISDA Master Agreements, each with its associated schedule, confirmation and credit support annex (the "Guaranteed Put Contract" and the "Non-Guaranteed Put Contract" respectively, and collectively, the "Dexia Put Contracts"), pursuant to which Dexia SA and DCL jointly and severally guarantee the scheduled payments of interest and principal in relation to each asset of FSA Asset Management LLC, which is one of the Financial Products Companies, as well as any failure of Dexia to provide liquidity or liquid collateral under certain liquidity facilities.

        The Company financed the AGMH Acquisition with a common share and equity unit offering on June 24, 2009. The net proceeds after underwriting expenses and offering costs for these two offerings totaled approximately $616.5 million. Of that amount, $170.8 million related to the equity unit offering, $168.0 million of which was recognized as long-term debt and $2.8 million as additional paid-in-capital within shareholders' equity. Offering costs totaled approximately $43.5 million of which $41.8 million were recorded within additional paid-in capital. See Notes 3 and Note 5 for the Company's accounting policy for business combinations and its effect on financial guaranty contracts.

        Under the Purchase Agreement, the Company agreed to conduct AGM's business subject to certain operating and financial constraints. These restrictions will generally continue for three years after the closing of the AGMH Acquisition, or July 1, 2012. These agreements limit Assured Guaranty's operating and financial flexibility with respect to the operations of AGM. Among other items, the Company has agreed that AGM will not repurchase, redeem or pay any dividends on any class of its equity interests unless at that time:

  •
  AGM is rated at least AA- by S&P and Aa3 by Moody's Investors Service, Inc. ("Moody's") (if such rating agencies still rate financial guaranty insurers generally) and if the aggregate amount of dividends paid in any year does not exceed 125% of AGMH's debt service requirements for that year; or

  •
  AGM has received prior rating agency confirmation that such action would not cause AGM's current ratings to be downgraded due to such action.

Equity and Debt Offerings

        Over the past three years the Company has issued 82.4 million common shares for net proceeds of $1,271.7 million and $170.8 million in debt for various reasons including to finance the AGMH Acquisition and to satisfy NRSRO capital requirements.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

2. Business Changes, Risks, Uncertainties and Accounting Developments (Continued)

Accounting Changes

        Over the past three years there has been significant GAAP rule making activity which has significantly affected the accounting policies and presentation of the Company's financial information. All of these pronouncements have a significant effect on the comparability of the periods presented herein. The most significant changes are listed below in order of occurrence:

  •
  The adoption of a new financial guaranty accounting model affected premium revenue and loss recognition policies. The most significant change was that loss and LAE is recognized only to the extent that it exceeds deferred premium revenue. See Note 5.

  •
  The adoption of new other-than-temporary impairment ("OTTI") guidance on April 1, 2009 requires the bifurcation of credit losses, which are recorded in income, and non credit losses, which are recorded in other comprehensive income ("OCI"). See Note 9.

  •
  The adoption of a new VIE consolidation standard on January 1, 2010 resulted in the consolidation of variable interest entities of certain insured transactions. See Note 8.

3. Business Combinations

Accounting Policy

        The AGMH Acquisition was accounted for under the acquisition method of accounting. Accordingly, the Company recorded the identifiable assets acquired and liabilities assumed at their fair value at the Acquisition Date. Pre-existing relationships are effectively settled at fair value. The loss upon settlement of pre-existing relationships, along with goodwill impairment and the bargain purchase gain resulting from the difference between the purchase price and the net assets' fair value estimates, is recorded within "Goodwill and settlement of pre-existing relationship" in the consolidated statements of operations at the Acquisition Date.

AGMH Acquisition

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

        In many cases, determining the fair value of acquired assets and assumed liabilities required the Company to exercise significant judgment. The most significant of these determinations related to the valuation of the acquired financial guaranty direct and ceded contracts. The fair value of a financial guaranty direct contract accounted for as insurance is the estimated premium that a similarly rated hypothetical financial guarantor would demand to assume each policy and not the actual cash flows under the insurance contract. The methodology for determining such value takes into account the rating of the insured obligation, expectation of loss, sector and term. On January 1, 2009, a new accounting standard became effective for financial guaranty contracts accounted for as insurance which requires a Company to recognize loss reserves only to the extent expected losses exceed deferred premium revenue on a contract by contract basis. As the fair value of the deferred premium revenue exceeded the Company's estimate of expected loss for each contract, no loss reserves were recorded at July 1, 2009 for the Acquired Companies' contracts. See Note 5.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

3. Business Combinations (Continued)

        Based on the Company's assumptions, the fair value of the Acquired Companies' deferred premium revenue on its insurance contracts was $7.3 billion at July 1, 2009, an amount approximately $1.7 billion greater than the Acquired Companies' gross unearned premium reserve and loss and loss adjustment expense ("LAE") reserve (i.e., "gross stand ready obligations") at June 30, 2009. This indicates that the amounts of the Acquired Companies' contractual premiums were less than the premiums a market participant of similar credit quality would demand to acquire those contracts at the Acquisition Date. The fair value of the Acquired Companies' ceded contracts at July 1, 2009 was an asset of $1.7 billion and recorded in ceded unearned premium reserve. The fair value of the ceded contracts is in part derived from the fair value of the related direct insurance contracts with an adjustment for the credit quality of each reinsurer.

        The fair value of AGMH's long-term debt was based upon quoted market prices available from third-party brokers as of the Acquisition Date. The fair value of this debt was approximately $0.3 billion lower than its carrying value immediately prior to the AGMH Acquisition. This discount is being amortized into interest expense over the estimated remaining life of the debt.

        Additionally, other acquisition accounting adjustments included (1) the write off of the Acquired Companies' deferred acquisition cost ("DAC") and (2) the consolidation of certain financial guaranty VIEs in which the combined variable interest of the Acquired Companies and AG Re resulted in the Company being the primary beneficiary. Effective January 1, 2010, the Company deconsolidated these financial guaranty VIEs in accordance with a new GAAP standard as discussed in Note 8.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

3. Business Combinations (Continued)

        The following table shows the assets and liabilities of the Acquired Companies after the allocation of the purchase price to the net assets. The bargain purchase gain results from the difference between the purchase price and the net assets' fair value estimates.

July 1, 2009
(in millions)
Purchase price:
Cash	$546.0
Fair value of common shares issued (based upon June 30, 2009 closing price of AGL common shares)	275.9

Total purchase price	821.9

Identifiable assets acquired:
Investments	5,950.1
Cash	87.0
Premiums receivable, net of ceding commissions payable	854.1
Ceded unearned premium reserve	1,727.7
Deferred tax asset, net	888.1
Financial guaranty VIEs' assets	1,879.4
Other assets	662.6

Total assets	12,049.0

Liabilities assumed:
Unearned premium reserve	7,286.4
Long-term debt	560.6
Credit derivative liabilities	920.0
Financial guaranty VIEs' liabilities	1,878.6
Other liabilities	348.9

Total liabilities	10,994.5

Net assets resulting from AGMH Acquisition	1,054.5

Bargain purchase gain resulting from the AGMH Acquisition	$232.6

        The Company and the Acquired Companies had a pre-existing reinsurance relationship. The loss relating to this pre-existing relationship resulted from the effective settlement of reinsurance contracts at fair value and the write-off of previously recorded assets and liabilities relating to this relationship recorded in the Company's historical accounts. The Company determined fair value as the difference between contractual premiums and the Company's estimate of current market premiums. The loss related to the contract settlement results from contractual premiums that were less than the Company's estimate of what a market participant would demand currently, estimated in a manner similar to how the value of the Acquired Companies' insurance policies were valued, as well as related acquisition costs described above.

        The Company had existing goodwill on its balance sheet at the date of acquisition relating to a previous acquisition. The Company reassessed the recoverability of the goodwill in the three-months ended September 30, 2009 ("third quarter 2009") subsequent to the AGMH Acquisition, which provided the Company's largest assumed book of business prior to the acquisition. As a result of the AGMH Acquisition, which significantly diminished the Company's potential near future market for assuming reinsurance, combined with the continued credit crisis, which adversely affected the fair value of the Company's in-force policies, management determined to write off the full carrying value of

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

3. Business Combinations (Continued)

$85.4 million of goodwill on its books prior to the AGMH Acquisition in the third quarter 2009. This charge did not have any adverse effect on the Company's debt agreements or its overall compliance with the covenants of its debt agreements.

        A summary of goodwill and settlements of pre-existing relationship included in the consolidated statement of operations follows:

Components of Goodwill and Settlement of Pre-existing Relationship

Year Ended December 31, 2009
(in millions)
Goodwill impairment associated with assumed reinsurance line of business	$85.4
Gain on bargain purchase of AGMH	(232.6)
Settlement of pre-existing relationship in conjunction with the AGMH Acquisition	170.5

Goodwill and settlement of pre-existing relationship	$23.3

        For the year ended December 31, 2009, the Company recognized expenses related to the AGMH Acquisition of $92.3 million. These expenses were primarily driven by severance paid or accrued to AGM employees. AGMH Acquisition-related expenses also included various real estate, legal, consulting and relocation fees. Real estate expenses related primarily to consolidation of the Company's New York and London offices. The Company incurred additional acquisition-related expenses in 2010, primarily for consulting services employed as part of the integration process. The 2009 AGMH Acquisition-related expenses included $4.4 million and $6.6 million in accrued severance and office consolidation expenses, respectively, not yet paid as of December 31, 2010.

        AGMH Acquisition-related expenses for the year ended December 31, 2010 and 2009 are as follows:

AGMH Acquisition-Related Expenses

	Year Ended December 31,
	2010	2009
Severance costs	$—	$40.4
Professional services	6.8	32.8
Office consolidation	—	19.1

Total	$6.8	$92.3

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

3. Business Combinations (Continued)

Pro Forma Condensed Combined Results of Operations

        The following unaudited pro forma information presents the combined results of operations of Assured Guaranty and the Acquired Companies. The unaudited pro forma combined financial information is presented for illustrative purposes only and does not indicate the financial results of the combined company had the companies actually been combined as of January 1, 2009, nor is it indicative of the results of operations in future periods. The pro forma results of operations for 2009 are not comparable to the 2008 information due to new accounting requirements for financial guaranty contracts effective January 1, 2009.

Pro Forma Condensed Combined Results of Operations (Unaudited)

	Year Ended December 31, 2009			Year Ended December 31, 2008
	Revenues	Net Income (Loss) Attributable to Assured Guaranty Ltd.	Net Income (Loss) per Basic Share	Revenues	Net Income (Loss) Attributable to Assured Guaranty Ltd.	Net Income (Loss) per Basic Share
	(in millions, except per share amounts)
Assured Guaranty as reported	$929.6	$97.2	$0.77	$553.2	$68.9	$0.78
Pro forma combined	2,316.7	823.8	4.25	806.0	(1,072.8)	(7.17)

4. Outstanding Exposure

        The Company's insurance policies and credit derivative contracts are written in different forms, but collectively are considered financial guaranty contracts. They typically guarantee the scheduled payments of principal and interest ("Debt Service") on public finance and structured finance obligations. The Company seeks to limit its exposure to losses by underwriting obligations that are investment grade at inception, diversifying its portfolio and maintaining rigorous subordination or collateralization requirements on structured finance obligations. The Company also utilizes reinsurance by ceding business to third-party reinsurers. The Company provides financial guaranties with respect to debt obligations of special purpose entities, including VIEs. Based on accounting standards in effect during any given reporting period, some of these VIEs are consolidated as described in Note 8. Outstanding par and Debt Service amounts are presented below, including outstanding exposures on VIEs whether or not they are consolidated.

Debt Service Outstanding

	Gross Debt Service Outstanding		Net Debt Service Outstanding
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
	(in millions)
Public finance	$851,634	$880,933	$760,167	$761,301
Structured finance	178,348	214,104	166,976	196,964

Total	$1,029,982	$1,095,037	$927,143	$958,265

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

4. Outstanding Exposure (Continued)

Summary of Public and Structured Finance Insured Portfolio

	Gross Par Outstanding		Ceded Par Outstanding		Net Par Outstanding
Sector	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
	(in millions)
Public finance:
U.S.:
General obligation	$198,553	$201,264	$16,754	$22,880	$181,799	$178,384
Tax backed	92,246	94,825	8,843	11,796	83,403	83,029
Municipal utilities	75,588	77,872	5,522	8,294	70,066	69,578
Transportation	42,482	42,540	5,509	7,243	36,973	35,297
Healthcare	26,383	28,214	4,791	6,205	21,592	22,009
Higher education	16,584	16,399	897	1,267	15,687	15,132
Housing	7,316	9,623	754	1,099	6,562	8,524
Infrastructure finance	4,945	4,530	853	977	4,092	3,553
Investor-owned utilities	1,507	1,694	2	4	1,505	1,690
Other public finance—U.S.	5,417	6,002	100	120	5,317	5,882

Total public finance—U.S.	471,021	482,963	44,025	59,885	426,996	423,078
Non-U.S.:
Infrastructure finance	18,780	19,404	2,807	3,060	15,973	16,344
Regulated utilities	18,427	18,979	4,449	5,128	13,978	13,851
Pooled infrastructure	3,656	4,684	224	280	3,432	4,404
Other public finance—non-U.S.	9,582	10,485	2,222	2,309	7,360	8,176

Total public finance—non-U.S.	50,445	53,552	9,702	10,777	40,743	42,775

Total public finance obligations	$521,466	$536,515	$53,727	$70,662	$467,739	$465,853

Structured finance:
U.S.:
Pooled corporate obligations	$71,591	$82,622	$4,207	$8,289	$67,384	$74,333
RMBS	26,609	31,033	1,479	1,857	25,130	29,176
Commercial Mortgage-Backed Securities ("CMBS") and other commercial real estate related exposures	7,137	7,463	53	53	7,084	7,410
Financial products(1)	6,831	10,251	—	—	6,831	10,251
Consumer receivables	6,343	9,314	270	441	6,073	8,873
Commercial receivables	2,142	2,485	3	3	2,139	2,482
Structured credit	1,794	2,738	65	131	1,729	2,607
Insurance securitizations	1,656	1,731	72	80	1,584	1,651
Other structured finance—U.S.	1,980	2,754	1,178	1,236	802	1,518

Total structured finance—U.S.	126,083	150,391	7,327	12,090	118,756	138,301
Non-U.S.:
Pooled corporate obligations	25,087	27,743	2,477	3,046	22,610	24,697
RMBS	3,749	5,623	355	396	3,394	5,227
Commercial receivables	1,764	1,908	35	36	1,729	1,872
Structured credit	1,397	2,285	130	216	1,267	2,069
Insurance securitizations	979	995	15	14	964	981
CMBS and other commercial real estate related exposures	251	752	—	—	251	752
Other structured finance—non-U.S.	472	717	51	47	421	670

Total structured finance—non-U.S.	33,699	40,023	3,063	3,755	30,636	36,268

Total structured finance obligations	$159,782	$190,414	$10,390	$15,845	$149,392	$174,569

Total	$681,248	$726,929	$64,117	$86,507	$617,131	$640,422

(1)
As discussed in Note 2, this represents the exposure to AGM's financial guaranties of GICs issued by AGMH's former financial products companies. This exposure is guaranteed by Dexia. The Company is also protected by guaranties issued by the French and Belgian governments.

4. Outstanding Exposure (Continued)

Financial Guaranty Portfolio by Internal Rating

	As of December 31, 2010
	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category(1)	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
Super senior	$—	—%	$1,420	3.5%	$21,837	18.4%	$7,882	25.7%	$31,139	5.0%
AAA	5,784	1.4	1,378	3.4	45,067	37.9	13,573	44.3	65,802	10.7
AA	161,906	37.9	1,330	3.3	17,355	14.6	1,969	6.4	182,560	29.6
A	214,199	50.2	12,482	30.6	6,396	5.4	1,873	6.1	234,950	38.1
BBB	41,948	9.8	22,338	54.8	7,543	6.4	4,045	13.2	75,874	12.3
Below investment grade ("BIG")	3,159	0.7	1,795	4.4	20,558	17.3	1,294	4.3	26,806	4.3

Total net par outstanding	$426,996	100.0%	$40,743	100.0%	$118,756	100.0%	$30,636	100.0%	$617,131	100.0%

	As of December 31, 2009
	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category(1)	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
Super senior	$25	0.0%	$2,316	5.4%	$28,272	20.4%	$12,740	35.1%	$43,353	6.8%
AAA	6,461	1.5	1,477	3.5	40,022	28.9	11,826	32.6	59,786	9.3
AA	164,986	39.0	2,105	4.9	26,799	19.4	2,969	8.2	196,859	30.7
A	208,771	49.4	13,542	31.7	8,305	6.0	2,582	7.1	233,200	36.4
BBB	39,709	9.4	22,691	53.0	14,514	10.5	5,145	14.2	82,059	12.8
BIG	3,126	0.7	644	1.5	20,389	14.8	1,006	2.8	25,165	4.0

Total net par outstanding	$423,078	100.0%	$42,775	100.0%	$138,301	100.0%	$36,268	100.0%	$640,422	100.0%

(1)
Represents the Company's internal rating. The Company's ratings scale is similar to that used by the NRSROs; however, the ratings in the above table may not be the same as ratings assigned by any such rating agency. The super senior category, which is not generally used by rating agencies, is used by the Company in instances where the Company's triple-A-rated exposure on its internal rating scale has additional credit enhancement due to either (1) the existence of another security rated triple-A that is subordinated to the Company's exposure or (2) the Company's exposure benefiting from a different form of credit enhancement that would pay any claims first in the event that any of the exposures incur a loss, and such credit enhancement, in management's opinion, causes the Company's attachment point to be materially above the triple-A attachment point.

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

Contractual Terms to Maturity of
Net Par Outstanding of Financial Guaranty Insured Obligations

	December 31, 2010
Terms to Maturity	Public Finance	Structured Finance	Total
	(in millions)
0 to 5 years	$91,210	$32,235	$123,445
5 to 10 years	97,662	38,986	136,648
10 to 15 years	90,520	21,491	112,011
15 to 20 years	69,851	2,491	72,342
20 years and above	118,496	54,189	172,685

Total net par outstanding	$467,739	$149,392	$617,131

4. Outstanding Exposure (Continued)

        In addition to amounts shown in the tables above, the Company had outstanding commitments to provide guaranties of $3.6 billion for structured finance and $1.2 billion for public finance commitments at December 31, 2010. The structured finance commitments include the unfunded component of and delayed draws on pooled corporate transactions. Public finance commitments typically relate to primary and secondary public finance debt issuances. The expiration dates for the public finance commitments range between January 1, 2011 through February 1, 2019, with $0.9 billion expiring prior to December 31, 2011. All the commitments are contingent on the satisfaction of all conditions set forth in them and may expire unused or be cancelled at the counterparty's request. Therefore, the total commitment amount does not necessarily reflect actual future guaranteed amounts.

        The Company seeks to maintain a diversified portfolio of insured public finance obligations designed to spread its risk across a number of geographic areas. The following table sets forth those states in which municipalities located therein issued an aggregate of 2% or more of the Company's net par amount outstanding of insured public finance securities:

Geographic Distribution of Financial Guaranty Portfolio

	December 31, 2010
	Number of Risks	Net Par Amount Outstanding	Percent of Total Net Par Amount Outstanding	Ceded Par Amount Outstanding
	(dollars in millions)
U.S.:
U.S. Public finance:
California	1,638	$59,699	9.7%	$6,788
New York	1,054	35,397	5.7	4,758
Texas	1,317	31,629	5.1	2,139
Pennsylvania	1,180	31,162	5.0	2,083
Florida	514	26,759	4.3	2,177
Illinois	1,046	26,077	4.2	3,426
New Jersey	824	18,073	2.9	3,190
Michigan	801	16,737	2.7	1,237
Washington	383	12,568	2.0	1,886
Massachusetts	343	12,473	2.0	2,379
Other states	5,834	156,422	25.5	13,962

Total U.S. Public finance	14,934	426,996	69.1	44,025
Structured finance (multiple states)	1,373	118,756	19.3	7,327

Total U.S.	16,307	545,752	88.4	51,352
Non-U.S.:
United Kingdom	142	27,058	4.4	5,455
Australia	42	9,224	1.5	1,484
Canada	9	4,486	0.7	577
France	15	2,555	0.4	911
Italy	10	2,021	0.3	735
Other	151	26,035	4.3	3,603

Total non-U.S.	369	71,379	11.6	12,765

Total	16,676	$617,131	100.0%	$64,117

        As of December 31, 2010 and December 31, 2009, the Company's net mortgage guaranty insurance in force (representing the current principal balance of all mortgage loans currently reinsured) was

4. Outstanding Exposure (Continued)

approximately $0.3 billion and $0.4 billion, respectively, and net risk in force was approximately $0.3 billion and $0.4 billion, respectively. These amounts are not included in the above table.

Significant Risk Management Activities

        The Risk Oversight and Audit Committees of the Board of Directors of AGL oversee the Company's risk management policies and procedures. With input from the board committees, specific risk policies and limits are set by the Portfolio Risk Management Committee, which includes members of senior management and senior Credit and Surveillance officers.

        Risk Management and Surveillance personnel are responsible for monitoring and reporting on all transactions in the insured portfolio, including exposures in both financial guaranty direct and financial guaranty reinsurance segments. The primary objective of the surveillance process is to monitor trends and changes in transaction credit quality, detect any deterioration in credit quality, and recommend to management such remedial actions as may be necessary or appropriate. All transactions in the insured portfolio are assigned internal credit ratings, and Surveillance personnel are responsible for recommending adjustments to those ratings to reflect changes in transaction credit quality. Risk Management and Surveillance personnel are also responsible for managing work-out and loss situations when necessary.

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

        Generally, when mortgage loans are transferred into a securitization, the loan originator(s) and/or sponsor(s) provide representations and warranties ("R&W"), that the loans meet certain characteristics, and a breach of such R&W often requires that the loan be repurchased from the securitization. In many of the transactions the Company insures, it is in a position to enforce these requirements. The Company uses internal resources as well as third party forensic underwriting firms and legal firms to pursue breaches of R&W. If a provider of R&W refuses to honor its repurchase obligations, the Company may choose to initiate litigation. See "Recovery Litigation" in Note 5 below.

        The quality of servicing of the mortgage loans underlying an RMBS transaction influences collateral performance and ultimately the amount (if any) of the Company's insured losses. The Company has established a group to mitigate RMBS losses by influencing mortgage servicing, including, if possible, causing the transfer of servicing or establishing special servicing.

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

4. Outstanding Exposure (Continued)

which various classes of RMBS securities amortize, and so could impact the size of losses ultimately paid by the Company. The Company expects these issues to take some time to resolve.

        The Company may also employ other strategies as appropriate to avoid or mitigate losses in U.S. RMBS or other areas. For example, the Company may pursue litigation or enter into other arrangements to alleviate all or a portion of certain risks.

Surveillance Categories

        The Company segregates its insured portfolio into investment grade and BIG surveillance categories to facilitate the appropriate allocation of resources to monitoring and loss mitigation efforts and to aid in establishing the appropriate cycle for periodic review for each exposure. BIG exposures include all exposures with internal credit ratings below BBB-. The Company's internal credit ratings are based on the Company's internal assessment of the likelihood of default. The Company's internal credit ratings are expressed on a ratings scale similar to that used by the rating agencies and are generally reflective of an approach similar to that employed by the rating agencies.

        The Company monitors its investment grade credits to determine whether any new credits need to be internally downgraded to BIG. The Company refreshes its internal credit ratings on individual credits in quarterly, semi-annual or annual cycles based on the Company's view of the credit's quality, loss potential, volatility and sector. Ratings on credits in sectors identified as under the most stress or with the most potential volatility are reviewed every quarter. The Company's insured credit ratings on assumed credits are based in large part on the ceding company's credit rating, although, to the extent information is available, the Company will conduct an independent review of low rated credits or credits in volatile sectors. For example the Company models all assumed RMBS credits with ceded par above $1 million, as well as certain RMBS credits below that amount.

        Credits identified as BIG are subjected to further review to determine the probability of a loss (see Note 5 "Loss estimation process"). Surveillance personnel then assign each BIG transaction to the appropriate BIG surveillance category based upon whether a lifetime loss is expected and whether a claim has been paid. The Company expects "lifetime losses" on a transaction when the Company believes there is more than a 50% chance that, on a present value basis, it will pay more claims over the life of that transaction than it will ultimately have been reimbursed. For surveillance purposes, the Company calculates present value using a constant discount rate of 5%. (A risk free rate is used for recording of reserves for financial statement purposes.) A "liquidity claim" is a claim that the Company expects to be reimbursed within one year.

        Intense monitoring and intervention is employed for all BIG surveillance categories, with internal credit ratings reviewed quarterly:

  •
  BIG Category 1: Below investment grade transactions showing sufficient deterioration to make lifetime losses possible, but for which none are currently expected. Transactions on which claims have been paid but are expected to be fully reimbursed (other than investment grade transactions on which only liquidity claims have been paid) are in this category.

  •
  BIG Category 2: Below investment grade transactions for which lifetime losses are expected but for which no claims (other than liquidity claims) have yet been paid.

  •
  BIG Category 3: Below investment grade transactions for which lifetime losses are expected and on which claims (other than liquidity claims) have been paid. Transactions remain in this category when claims have been paid and only a recoverable remains.

4. Outstanding Exposure (Continued)

        In 2010 the Company revised the definitions of the three BIG surveillance categories to more closely track the Company's view of whether a transaction is expected to experience a loss, without regard to whether the probability weighted expected loss exceeded the unearned premium reserve. The revisions do not impact whether a transaction would be considered BIG or whether reserves are established for a transaction or the amount of any such reserves, but only the distribution within the BIG surveillance categories. While the revisions resulted in a number of transactions moving between BIG categories, the revisions had a relatively small impact on the totals in each category.

Financial Guaranty Exposures
(Insurance and Credit Derivative Form)

	December 31, 2010
	BIG Net Par Outstanding
					Total Net Par Outstanding	Total BIG as a % of Total Net Par Outstanding
	BIG 1	BIG 2	BIG 3	Total BIG
	(in millions)
First lien U.S. RMBS:
Prime first lien	$82	$542	$—	$624	$849	0.1%
Alt-A first lien	976	3,108	573	4,657	6,134	0.8
Alt-A option ARM	33	2,186	640	2,859	3,214	0.5
Subprime (including net interest margin securities)	729	2,248	106	3,083	9,039	0.4
Second lien U.S. RMBS:
Closed end second lien	63	444	624	1,131	1,164	0.2
Home equity lines of credit ("HELOCs")	369	—	3,632	4,001	4,730	0.6

Total U.S. RMBS	2,252	8,528	5,575	16,355	25,130	2.6
Other structured finance	2,758	292	2,447	5,497	124,262	0.9
Public finance	3,752	283	919	4,954	467,739	0.8

Total	$8,762	$9,103	$8,941	$26,806	$617,131	4.3%

	December 31, 2009
	BIG Net Par Outstanding
					Total Net Par Outstanding	Total BIG as a % of Total Net Par Outstanding
	BIG 1	BIG 2	BIG 3	Total BIG
	(in millions)
First lien U.S. RMBS:
Prime first lien	$564	$51	$—	$615	$985	0.1%
Alt-A first lien	752	3,698	173	4,623	7,108	0.7
Alt-A option ARM	629	2,811	—	3,440	3,882	0.6
Subprime (including net interest margin securities)	985	1,648	55	2,688	9,956	0.4
Second lien U.S. RMBS:
Closed end second lien	123	628	509	1,260	1,305	0.2
HELOCs	13	113	4,372	4,498	5,940	0.7

Total U.S. RMBS	3,066	8,949	5,109	17,124	29,176	2.7
Other structured finance	1,211	967	2,093	4,271	145,393	0.7
Public finance	2,361	723	687	3,771	465,853	0.6

Total	$6,638	$10,639	$7,889	$25,166	$640,422	4.0%

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

4. Outstanding Exposure (Continued)

Net Par Outstanding for Below Investment Grade Credits

	As of December 31, 2010
Description	Net Par Outstanding Financial Guaranty Insurance	% of Total Net Par Outstanding	Net Par Outstanding Credit Derivatives	% of Total Net Par Outstanding	Net Par Outstanding Total	% of Total Net Par Outstanding	Number of Credits in Category
	(dollars in millions)
BIG:
Category 1	$5,521	0.9%	$3,241	0.5%	$8,762	1.4%	151
Category 2	5,646	0.9	3,457	0.6	9,103	1.5	147
Category 3	7,281	1.1	1,660	0.3	8,941	1.4	127

Total BIG	$18,448	2.9%	$8,358	1.4%	$26,806	4.3%	425

	As of December 31, 2009
Description	Net Par Outstanding Financial Guaranty Insurance	% of Total Net Par Outstanding	Net Par Outstanding Credit Derivatives	% of Total Net Par Outstanding	Net Par Outstanding Total	% of Total Net Par Outstanding	Number of Credits in Category
	(dollars in millions)
BIG:
Category 1	$4,230	0.7%	$2,408	0.4%	$6,638	1.1%	112
Category 2	6,805	1.1	3,834	0.6	10,639	1.7	208
Category 3	6,672	1.0	1,217	0.2	7,889	1.2	44

Total BIG	$17,707	2.8%	$7,459	1.2%	$25,166	4.0%	364

5. Financial Guaranty Contracts Accounted for as Insurance

Accounting Policies

Premium Revenue Recognition

        Premiums are received either upfront at inception or in installments over the life of the contract. Accounting policies for financial guaranty contracts accounted for as insurance are consistent whether the contract was written on a direct basis, assumed from another financial guarantor under a reinsurance treaty, ceded to another insurer under a reinsurance treaty or acquired in a business combination. The Financial Accounting Standards Board ("FASB") issued an authoritative standard, effective January 1, 2009, that changed premium revenue recognition and loss recognition for contracts accounted for as financial guaranty insurance. Contracts accounted for as credit derivatives are excluded from this standard.

        "Unearned premium reserve" or "unearned premium revenue" represents "deferred premium revenue" net of paid claims that have not yet been expensed, or "contra-paid". See loss and LAE reserve accounting policy note below for a description of "contra-paid".

        The amount of deferred premium revenue at contract inception is determined as follows:

  •
  It is equal to the amount of cash received for upfront premium financial guaranty insurance contracts originally underwritten by the Company.

  •
  It is the present value of either (1) contractual premiums due or (2) premiums expected to be collected over the life of the contract for installment premium financial guaranty insurance

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

5. Financial Guaranty Contracts Accounted for as Insurance (Continued)

    contracts originally underwritten by the Company. The contractual term is used unless the obligations underlying the financial guaranty contract represent homogeneous pools of assets for which prepayments are contractually prepayable, the amount of prepayments are probable, and the timing and amount of prepayments can be reasonably estimated. The Company adjusts prepayment assumptions when those assumptions change and recognizes a prospective change in premium revenues as a result. When the Company adjusts prepayment assumptions, an adjustment is recorded to the deferred premium revenue, and a corresponding adjustment to the premium receivable.

  •
  It is equal to the fair value at the date of acquisition based on what a hypothetical similarly rated financial guaranty insurer would have charged for the contract at that date and not the actual cash flows under the insurance contract for contracts acquired in a business combination.

        The Company recognizes deferred premium revenue as earned premium over the contractual period or expected period of the contract in proportion to the amount of insurance protection provided. As premium revenue is recognized, a corresponding decrease in the deferred premium revenue is recorded. The amount of insurance protection provided is a function of the insured principal amount outstanding. Accordingly, the proportionate share of premium revenue recognized in a given reporting period is a constant rate calculated based on the relationship between the insured principal amounts outstanding in the reporting period compared with the sum of each of the insured principal amounts outstanding for all periods. When the issuer of an insured financial obligation retires the insured financial obligation before its maturity, the financial guaranty insurance contract on the retired financial obligation is extinguished. The Company immediately recognizes any nonrefundable deferred premium revenue related to that contract as premium revenue and recognizes any associated acquisition costs previously deferred as an expense.

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

        Deferred premium revenue ceded to reinsurers is recorded as an asset called "ceded unearned premium reserve". The corresponding income statement recognition is included with the direct and assumed business in "net earned premiums".

        Prior to January 1, 2009, upfront premiums were earned in proportion to the expiration of the amount at risk. Each installment premium was earned ratably over its installment period, generally one year or less. Premium earnings under both the upfront and installment revenue recognition methods were based upon and were in proportion to the principal amount guaranteed and therefore resulted in higher premium earnings during periods where guaranteed principal was higher. For insured bonds for which the par value outstanding was declining during the insurance period, upfront premium earnings were greater in the earlier periods, thereby matching revenue recognition with the underlying risk. The premiums were allocated in accordance with the principal amortization schedule of the related bond issuance and were earned ratably over the amortization period. When an insured issuance was retired early, was called by the issuer, or was in substance paid in advance through a refunding accomplished by placing U.S. Government securities in escrow, the remaining unearned premium reserves were earned at that time. Unearned premium reserve represented the portion of premiums written that were

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

5. Financial Guaranty Contracts Accounted for as Insurance (Continued)

applicable to the unexpired amount at risk of insured bonds. On contracts where premiums were paid in installments, only the currently due installment was recorded in the financial statements.

Loss and Loss Adjustment Expense Reserves

        Under financial guaranty insurance accounting, unearned premium reserve and loss and LAE reserves represent the Company's combined stand-ready obligation. At contract inception, the entire stand-ready obligation is represented by unearned premium reserve. Loss and LAE reserves are only recorded when expected losses to be paid exceed the deferred premium revenue less contra-paid on a contract by contract basis.

        "Expected loss to be paid" represents the Company's discounted expected future cash outflows for claim payments, net of expected salvage and subrogation expected to be recovered. See "—Salvage and Subrogation" below.

        When a claim payment is made on a contract it first reduces any recorded "loss and LAE reserves". To the extent a "loss and LAE reserve" is not recorded on a contract, which occurs when "total losses" (contra-paid plus expected loss to be paid) are less than deferred premium revenue, claim payments are recorded as "contra-paid," which reduce the unearned premium reserve. The contra-paid is recognized in the line item "loss and LAE" in the consolidated statement of operations when and for the amount that total losses exceed the remaining deferred premium revenue on the contract.

        The contra-paid is recognized in the line item "loss and LAE expense" in the consolidated statement of operations in when total losses exceeds remaining deferred premium revenue on the contract.

        The "expected loss to be paid" is equal to the present value of expected future net cash outflows to be paid under the contract discounted using the current risk-free rate. That current risk-free rate is based on the remaining period of the contract used in the premium revenue recognition calculation (i.e., the contractual or expected period, as applicable). The Company updates the discount rate each quarter and reports the effect of such changes in loss development. Expected net cash outflows (cash outflows expected to be paid to the holder of the insured financial obligation, net of potential recoveries, excluding reinsurance) are probability weighted cash flows that reflect the likelihood of all possible outcomes. The Company estimates the expected net cash outflows using management's assumptions about the likelihood of all possible outcomes based on all information available to it. Those assumptions consider the relevant facts and circumstances and are consistent with the information tracked and monitored through the Company's risk-management activities.

        Prior to January 1, 2009, "loss reserves" included case reserves and portfolio reserves. Gross case reserves were established when there was significant credit deterioration on specific insured obligations and the obligations were in default or default was probable, not necessarily upon non-payment of principal or interest by an insured. Gross case reserves represented the present value of expected future loss payments and LAE, net of estimated recoveries, but before considering ceded reinsurance. This reserving method was different from case reserves established by traditional property and casualty insurance companies, which establish case reserves upon notification of a claim and establish incurred but not reported reserves for the difference between actuarially estimated ultimate losses and recorded case reserves. Financial guaranty insurance case reserves and related salvage and subrogation, if any, were discounted at the taxable equivalent yield on the Company's investment portfolio, which was approximately 6%, during 2008.

        The Company recorded a portfolio reserve for its financial guaranty business prior to 2009. Portfolio reserves were established with respect to the portion of the Company's business for which

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

5. Financial Guaranty Contracts Accounted for as Insurance (Continued)

case reserves were not established. Portfolio reserves were not established based on a specific event. Instead, they were calculated by aggregating the portfolio reserve calculated for each individual transaction. Individual transaction reserves were calculated on a quarterly basis by multiplying the par in-force by the product of the ultimate loss and earning factors without regard to discounting. The ultimate loss factor was defined as the frequency of loss multiplied by the severity of loss, where the frequency was defined as the probability of default for each individual issue. The earning factor was inception to date earned premium divided by the estimated ultimate written premium for each transaction. The probability of default was estimated from rating agency data and was based on the transaction's credit rating, industry sector and time until maturity. The severity was defined as the complement of recovery/salvage rates gathered by the rating agencies of defaulting issues and was based on the industry sector. Portfolio reserves were recorded gross of reinsurance. The Company did not cede any amounts under these reinsurance contracts, as the Company's recorded portfolio reserves did not exceed the Company's contractual retentions, required by said contracts.

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

Salvage and Subrogation Recoverable

        When the Company becomes entitled to the cash flow from the underlying collateral of an insured credit under salvage and subrogation rights as a result of a claim payment or estimated recoveries from disputed claim payments on contractual grounds, it reduces the "expected loss to be paid" on the contract. Such reduction in expected to be paid can result in one of the following:

  •
  a reduction in the corresponding loss and LAE reserve with a benefit to the income statement,

  •
  no entry recorded, if "total loss" is not in excess of deferred premium revenue, or

  •
  the recording of a salvage asset with a benefit to the income statement if the expected loss is in a net cash inflow position at the reporting date.

        The Company recognizes the expected recovery of AGMH claim payments made prior to the Acquisition consistent with its policy for recognizing recoveries on all financial guaranty insurance contracts. To the extent that the estimated amount of recoveries increases or decreases, due to changes in facts and circumstances, including the examination of additional loan files and our experience in recovering loans put back to the originator, the Company would recognize a benefit or expense consistent with the manner it records changes in the expected recovery of all other claim payments.

Policy Acquisition Costs

        Costs that vary with and are directly related to the production of new financial guaranty contracts accounted for as insurance are deferred and amortized in relation to earned premiums. These costs include direct and indirect expenses such as ceding commissions, and the cost of underwriting and marketing personnel. Management uses its judgment in determining the type and amount of cost to be deferred. The Company conducts an annual study to determine which operating costs vary with, and are directly related to, the acquisition of new business, and therefore qualify for deferral. Ceding

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

5. Financial Guaranty Contracts Accounted for as Insurance (Continued)

commission income on business ceded to third party reinsurers reduce policy acquisition costs and are deferred. Expected losses, LAE and the remaining costs of servicing the insured or reinsured business are considered in determining the recoverability of DAC. When an insured issue is retired early, the remaining related DAC is expensed at that time. Beginning January 1, 2009, ceding commission expense and income associated with future installment premiums on assumed and ceded business, respectively, are calculated at their contractually defined rates and recorded in deferred acquisition costs on the consolidated balance sheets with a corresponding offset to net premium receivable or payable.

        In October 2010, the FASB adopted Accounting Standards Update ("Update") No. 2010-26. This amendment in the Update specifies that certain costs incurred in the successful acquisition of new and renewal insurance contracts should be capitalized. These costs include incremental direct costs of contract acquisition that result directly from and are essential to the contract transaction and would not have been incurred by the insurance entity had the contract transaction not occurred. Costs incurred by the insurer for soliciting potential customers, market research, training, administration, unsuccessful acquisition efforts, and product development as well as all overhead type costs should be charged to expense as incurred. The amendment in the Update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The amendments in this Update will be applied prospectively upon adoption. Retrospective application to all prior periods presented upon the date of adoption also is permitted, but not required. Early adoption is permitted, but only at the beginning of an entity's annual reporting period. The Company, which is not early adopting, is currently evaluating the impact the amendment in the Update will have on its consolidated financial statements in 2012.

Adoption of Financial Guaranty Accounting Standard

        The following table presents the effect of adopting the new financial guaranty accounting standard on January 1, 2009 on the Company's consolidated balance sheet . The new financial guaranty accounting standard changed the premium revenue and loss recognition methodologies.

	December 31, 2008 As reported	Transition Adjustment	January 1, 2009
	(in millions)
ASSETS:
Deferred acquisition costs	$288.6	$101.8	$390.4
Ceded unearned premium reserve	18.9	6.6	25.5
Reinsurance recoverable on ceded losses	6.5	(1.2)	5.3
Premiums receivable, net of ceding commissions payable	15.7	721.5	737.2
Deferred tax asset, net	129.1	(7.7)	121.4
Salvage recoverable	80.2	6.9	87.1
Total assets	4,555.7	827.9	5,383.6
LIABILITIES AND SHAREHOLDERS' EQUITY:
Unearned premium reserves	$1,233.7	$827.7	$2,061.4
Loss and LAE reserve	196.8	(25.4)	171.4
Reinsurance balances payable, net	17.9	6.2	24.1
Total liabilities	2,629.5	808.5	3,438.0
Retained earnings	638.1	19.4	657.5
Total shareholders' equity	1,926.2	19.4	1,945.6
Total liabilities and shareholders' equity	4,555.7	827.9	5,383.6

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

5. Financial Guaranty Contracts Accounted for as Insurance (Continued)

        A summary of the effects on the consolidated balance sheet amounts above is as follows:

  •
  DAC increased to reflect commissions on future installment premiums related to assumed reinsurance policies.

  •
  Premium receivable, net of ceding commissions payable increased to reflect the recording of the net present value of future installment premiums discounted at a risk-free rate. Reinsurance balances payable increased correspondingly for those amounts ceded to reinsurers.

  •
  Unearned premium reserves increased to reflect the recording of the net present value of future installment premiums discounted at a risk-free rate and the change in the premium earnings methodology to the effective yield method prescribed by the new standard. Ceded unearned premium reserve increased correspondingly for those amounts ceded to reinsurers.

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

Application of Financial Guaranty Insurance Accounting to the AGMH Acquisition

        Acquisition accounting required that the fair value of each of the financial guaranty contracts in AGMH's insured portfolio be recorded on the Company's consolidated balance sheet. The fair value of AGMH's direct contracts was recorded on the line items "premium receivable, net of ceding commissions payable" and "unearned premium reserve" and the fair value of its ceded contracts was recorded within "other liabilities" and "ceded unearned premium reserves" on the consolidated balance sheet.

        At the Acquisition Date, the acquired AGMH financial guaranty insurance contracts were recorded at fair value. Due to the unprecedented credit crisis, the Company acquired AGMH at a significant discount to its book value primarily because the fair value of the obligation associated with its financial guaranty insurance contracts was significantly in excess of the obligation's historical carrying value. The Company, taking into account then current market spreads and risk premiums, recorded the fair value of these contracts based on what a hypothetical similarly rated financial guaranty insurer would have charged for each contract at the Acquisition Date and not the actual cash flows under the insurance contract. This resulted in some AGMH acquired contracts having a significantly higher unearned premium reserve and, subsequently, premium earnings compared to the contractual premium cash flows for the policy.

        On the Acquisition Date, there were limited financial guaranty contracts being written in the structured finance market, particularly in the U.S. RMBS asset class. Therefore, for certain asset classes, significant judgment was required to determine the estimated fair value of the acquired contracts. The Company determined the fair value of these contracts by taking into account the rating

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

5. Financial Guaranty Contracts Accounted for as Insurance (Continued)

of the insured obligation, expectation of loss, estimate risk premiums, sector and term. The AGMH financial guaranty insurance and reinsurance contracts were recorded as follows:

Financial Guaranty Contracts Acquired in
AGMH Acquisition as of July 1, 2009

	AGMH Carrying Value As of June 30, 2009(1)	Acquisition Accounting Adjustment(2)	Assured Guaranty Carrying Value As of July 1, 2009(3)
	(in millions)
Premiums receivable, net of ceding commissions payable	$854.1	$—	$854.1
Ceded unearned premium reserve	1,299.2	428.4	1,727.6
Reinsurance recoverable on unpaid losses	279.9	(279.9)	—
Reinsurance balances payable, net of commissions	249.6	—	249.6
Unearned premium reserve	3,778.7	3,507.7	7,286.4
Loss and LAE reserves	1,821.3	(1,821.3)	—
Deferred acquisition costs	289.3	(289.3)	—

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

Financial Guaranty Insurance Premiums and Losses

        The following tables present net premium earned, premium receivable activity, expected collections of future premiums and expected future earnings on the existing book of business. The tables below provide the expected timing of premium revenue recognition, before accretion, and the expected timing of loss and LAE recognition, before accretion. Actual collections may differ from expected collections in the tables below due to factors such as foreign exchange rate fluctuations and counterparty collectability issues. The amount and timing of actual premium earnings and loss expense may differ from the estimates shown below due to factors such as refundings, accelerations, future commutations, and updates to loss estimates.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

5. Financial Guaranty Contracts Accounted for as Insurance (Continued)

Net Earned Premiums

	Year Ended December 31,
	2010	2009	2008
	(in millions)
Scheduled net earned premiums	$1,054.4	$724.9	$193.8
Acceleration of premium earnings(1)	90.0	173.8	61.9
Accretion of discount on net premiums receivable	39.9	28.7	—

Total financial guaranty	1,184.3	927.4	255.7
Other	2.4	3.0	5.7

Total net earned premiums(2)	$1,186.7	$930.4	$261.4

(1)
Reflects the unscheduled refundings of underlying insured obligations.

(2)
Excludes $47.6 million in 2010 related to consolidated VIEs.

Gross Premium Receivable, Net of Ceding Commissions Roll Forward

	Year Ended December 31,
	2010	2009
	(in millions)
Gross premium receivable, net of ceding commissions payable:
Balance beginning of period	$1,418.2	$15.7
Change in accounting	(19.0)	721.5

Balance beginning of the period, adjusted	1,399.2	737.2
Premiums receivable purchased in AGMH Acquisition on July 1, 2009 after intercompany eliminations	—	800.9
Premium written, net	347.1	594.5
Premium payments received, net	(486.8)	(736.4)
Adjustments to the premium receivable:
Changes in the expected term of financial guaranty insurance contracts	(101.8)	(37.5)
Accretion of the discount	43.1	27.7
Foreign exchange translation	(31.4)	37.0
Other adjustments	(1.8)	(5.2)

Balance, end of period(1)	$1,167.6	$1,418.2

(1)
Includes premiums receivable of $(0.2) million and $0 million as of December 31, 2010 and 2009, respectively, for the other segment.

        Gains or losses due to foreign exchange rate changes relate to installment premium receivables denominated in currencies other than the U.S. dollar. Approximately 42% and 45% of the Company's installment premiums at December 31, 2010 and 2009, respectively, are denominated in currencies other than the U.S. dollar, primarily in euro and British Pound Sterling ("GBP").

        For premiums received in installments, the Company records premiums receivable as the present value of premiums due or expected to be collected over the life of the contracts. Installment premiums typically related to structured finance deals, where the insurance premium rate is determined at the inception of the contract but the insured par is subject to prepayment throughout the life of the deal.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

5. Financial Guaranty Contracts Accounted for as Insurance (Continued)

Premium payments to the Company are typically made from deal cash flows that are senior to payments made to the deal noteholders. Updates are made periodically to the amount of installment premiums due or expected to be collected when the Company believes there are significant changes to recorded amounts, as required under financial guaranty insurance accounting. The offset to any change in premiums receivable is a corresponding change to unearned premium revenues. When these installment premiums are related to assumed reinsurance amounts, the Company also assesses the credit quality and liquidity of the Company that the premiums are assumed from as well as the impact of any potential regulatory constraints to determine the collectability of such amounts. The Company had no premiums receivable amounts that it considers to be uncollectible as of December 31, 2010.

Expected Collections of Gross Premiums Receivable,
Net of Ceding Commissions

December 31, 2010(1)
(in millions)
Gross premium collections expected:
2011 (January 1 – March 31)	$55.9
2011 (April 1 – June 30)	42.8
2011 (July 1 – September 30)	33.6
2011 (October 1 – December 31)	57.1
2012	119.2
2013	105.7
2014	94.3
2015	86.6
2016-2020	350.0
2021-2025	247.0
2026-2030	178.5
After 2030	217.2

Total gross expected collections	$1,587.9

(1)
Represents undiscounted amounts expected to be collected and excludes the other segment.

        The unearned premium reserve is comprised of deferred premium revenue and the contra-paid as presented in the table below.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

5. Financial Guaranty Contracts Accounted for as Insurance (Continued)

Net Unearned Premium Reserve

	As of December 31, 2010			As of December 31, 2009
	Gross Unearned Premium Reserve	Ceded Unearned Premium Reserve	Net Unearned Premium Reserve	Gross Unearned Premium Reserve	Ceded Unearned Premium Reserve	Net Unearned Premium Reserve
	(in millions)
Deferred premium revenue	$7,108.6	$846.6	$6,262.0	$8,536.7	$1,095.6	$7,441.1
Contra-paid	(146.1)	(24.8)	(121.3)	(149.2)	(15.1)	(134.1)

Total financial guaranty	6,962.5	821.8	6,140.7	8,387.5	1,080.5	$7,307.0
Other	10.4	—	10.4	12.7	—	12.7

Total	$6,972.9	$821.8	$6,151.1	$8,400.2	$1,080.5	$7,319.7

        As of December 31, 2010, net deferred premium revenue recorded on the consolidated balance sheet was $6.3 billion, which will be recognized as net earned premiums in the statement of operations. Amounts expected to be recognized in net earned premiums differ significantly from expected cash collections due primarily to amounts in deferred premium revenue representing cash already collected on policies paid upfront and fair value adjustments recorded in connection with the AGMH Acquisition.

        The following table provides a schedule of the expected timing of the income statement recognition of financial guaranty insurance net deferred premium revenue and PV of net expected losses, pre-tax. This table excludes amounts related to consolidated VIEs.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

5. Financial Guaranty Contracts Accounted for as Insurance (Continued)

Expected Timing of Financial Guaranty Insurance
Premium and Loss Recognition

	As of December 31, 2010
	Scheduled Net Earned Premium	Net Expected Loss to be Expensed(1)	Net
	(in millions)
2011 (January 1–March 31)	$199.4	$51.5	$147.9
2011 (April 1–June 30)	186.3	42.2	144.1
2011 (July 1–September 30)	174.0	33.9	140.1
2011 (October 1–December 31)	164.4	28.6	135.8
2012	578.3	84.6	493.7
2013	501.7	78.7	423.0
2014	448.3	68.6	379.7
2015	399.1	54.7	344.4
2016 - 2020	1,492.4	184.5	1,307.9
2021 - 2025	934.2	95.0	839.2
2026 - 2030	575.6	54.8	520.8
After 2030	608.3	54.2	554.1

Total present value basis(2)(3)	6,262.0	831.3	5,430.7
Discount	367.5	771.0	(403.5)

Total future value	$6,629.5	$1,602.3	$5,027.2

(1)
These amounts reflect the Company's estimate as of December 31, 2010 of expected losses to be expensed and are not included in loss and LAE reserve because these losses are less than deferred premium revenue determined on a contract-by-contract basis.

(2)
Balances represent discounted amounts.

(3)
The effect of consolidating financial guaranty VIEs resulted in a reduction of $315.1 million in future scheduled net earned premium and $211.9 million in net expected loss and LAE, excluding accretion of discount.

Selected Information for Policies Paid in Installments

	As of December 31,
	2010	2009
	(dollars in millions)
Premiums receivable, net of ceding commission payable	$1,167.6	$1,418.2
Gross deferred premium revenue	2,933.6	4,227.2
Weighted-average risk-free rate used to discount premiums	3.5	3.4
Weighted-average period of premiums receivable (in years)	10.1	10.4

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

5. Financial Guaranty Contracts Accounted for as Insurance (Continued)

Rollforward of Deferred Acquisition Costs

	Year Ended December 31,
	2010	2009	2008
	(in millions)
Balance, beginning of period	$242.0	$288.6	$259.3
Change in accounting	—	101.8	—
Settlement of pre-existing relationships(1)	—	(114.0)	—
Costs deferred during the period:
Ceded and assumed commissions	(18.2)	(10.2)	34.7
Premium taxes	11.6	14.2	14.0
Compensation and other acquisition costs	39.4	25.9	33.4

Total	32.8	29.9	82.1
Costs amortized during the period	(34.1)	(53.9)	(61.2)
Foreign exchange translation	(0.9)	(10.4)	9.5
Other	—	—	(1.1)

Balance, end of period	$239.8	$242.0	$288.6

(1)
As discussed in Note 3, the Company settled the pre-existing relationship with AGMH. This relates to DAC associated with business previously assumed by AG Re from AGMH.

Loss Estimation Process

        The Company's loss reserve committees estimate expected losses for the Company's financial guaranty exposures. Surveillance personnel present analysis related to potential losses to the Company's loss reserve committees for consideration in estimating the expected loss of the Company. Such analysis includes the consideration of various scenarios with potential probabilities assigned to them. Depending upon the nature of the risk, the Company's view of the potential size of any loss and the information available to the Company, that analysis may be based upon individually developed cash flow models, internal credit ratings assessments and sector-driven loss severity assumptions, judgmental assessment or (in the case of its reinsurance segment) loss estimates provided by ceding insurers. The Company's loss reserve committees review and refresh the Company's expected loss estimates each quarter. The Company's estimate of ultimate loss on a policy is subject to significant uncertainty over the life of the insured transaction due to the potential for significant variability in credit performance due to changing economic, fiscal and financial market variability over the long duration of most contracts. The determination of expected loss is an inherently subjective process involving numerous estimates, assumptions and judgments by management.

        The following table presents a rollforward of the present value of net expected loss and LAE to be paid for financial guaranty contracts accounted for as insurance by sector. Expected loss to be paid is the Company's estimate of the present value of future claim payments, net of reinsurance and net of salvage and subrogation which includes the present value benefit of estimated recoveries for breaches of R&W.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

5. Financial Guaranty Contracts Accounted for as Insurance (Continued)

Financial Guaranty Insurance
Present Value of Net Expected Loss and LAE to be paid
Roll Forward by Sector(1)

	Expected Loss to be Paid as of December 31, 2009	Development and Accretion of Discount	Less: Paid Losses	Expected Loss to be Paid as of December 31, 2010
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$—	$1.4	$—	$1.4
Alt-A first lien	204.4	40.0	60.0	184.4
Alt-A option ARM	545.2	160.1	181.6	523.7
Subprime	77.5	126.3	3.4	200.4

Total first lien	827.1	327.8	245.0	909.9
Second lien:
CES	199.3	(73.3)	69.4	56.6
HELOCs	(232.9)	(60.0)	512.8	(805.7)

Total second lien	(33.6)	(133.3)	582.2	(749.1)

Total U.S. RMBS	793.5	194.5	827.2	160.8
Other structured finance	102.6	51.1	8.6	145.1
Public finance	130.9	9.6	51.6	88.9

Total	$1,027.0	$255.2	$887.4	$394.8

	Loss and LAE Reserve as of December 31, 2008	Change in Accounting (2)	Expected Loss to be Paid as of January 1, 2009	Expected Loss of AGMH at July 1, 2009	Development and Accretion of Discount	Less: Paid Losses	Expected Loss to be Paid as of December 31, 2009
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$2.4	$(2.4)	$—	$—	$—	$—	$—
Alt-A first lien	5.4	4.4	9.8	223.1	(27.5)	1.0	204.4
Alt-A option ARM	4.5	8.7	13.2	477.6	55.1	0.7	545.2
Subprime	15.1	(5.4)	9.7	72.4	(2.0)	2.6	77.5

Total first lien	27.4	5.3	32.7	773.1	25.6	4.3	827.1
Second lien:
Closed end second lien	39.5	(0.7)	38.8	227.4	34.2	101.1	199.3
HELOC	(43.1)	(13.0)	(56.1)	347.3	4.0	528.1	(232.9)

Total second lien	(3.6)	(13.7)	(17.3)	574.7	38.2	629.2	(33.6)

Total U.S. RMBS	23.8	(8.4)	15.4	1,347.8	63.8	633.5	793.5
Other structured finance	51.7	7.1	58.8	9.9	34.7	0.8	102.6
Public finance	38.3	(4.0)	34.3	81.2	38.6	23.2	130.9

Total	$113.8	$(5.3)	$108.5	$1,438.9	$137.1	$657.5	$1,027.0

(1)
Amounts include all expected payments whether or not the insured transaction VIE is consolidated. Amounts exclude expected losses in the other segment of $2.1 million as of December 31, 2010 and $2.1 million as of December 31, 2009.

(2)
Change in accounting for financial guaranty contracts related to the adoption of a new financial guaranty insurance accounting standard effective January 1, 2009.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

5. Financial Guaranty Contracts Accounted for as Insurance (Continued)

        The Company's expected LAE for mitigating claim liabilities were $17.2 million and $12.6 million as of December 31, 2010 and 2009, respectively. The Company used weighted-average risk free rates ranging from 0% to 5.34% and 0.07% to 5.21% to discount expected losses as of December 31, 2010 and 2009, respectively.

        The table below provides a reconciliation of the Company's expected loss to be paid to expected loss to be expensed. Expected loss to be paid differs from expected loss to be expensed due to: (1) the contra-paid because the payments have been made but have not yet been expensed (2) for transactions with a net expected recovery, the addition of claim payments that have been made (and therefore are not included in the expected to be paid) that are expected to be recovered in the future (and therefore have also reduced the expected to be paid), and (3) loss reserves have already been established and therefore expensed but not yet paid.

Reconciliation of Expected Loss to be Paid and Net Expected Loss to be Expensed

As of December 31, 2010
(in millions)
Net expected to be paid	$394.8
Less: net expected to be paid for financial guaranty VIEs	49.2

Total	345.6
Contra-paid, net	121.3
Salvage and subrogation recoverable, net(1)	903.0
Loss and LAE reserve, net(2)	(538.6)

Net expected to be expensed(3)	$831.3

(1)
Represents gross salvage and subrogation amounts of $1,032.4 million net of ceded amounts of $129.4 million which is recorded in reinsurance balances payable.

(2)
Represents loss and LAE reserves, net of reinsurance recoverable on unpaid losses, excluding $2.1 million in reserves for other segment.

(3)
Excludes $211.9 million as of December 31, 2010 related to consolidated financial guaranty VIEs.

  The Company's Approach to Projecting Losses in U.S. RMBS

        The Company projects losses in U.S. RMBS on a transaction-by-transaction basis by projecting the performance of the underlying pool of mortgages over time and then applying the structural features (i.e., payment priorities and tranching) of the RMBS to the projected performance of the collateral over time. The resulting projection of any projected claim payments or reimbursements is then discounted to a present value using a risk free rate. For transactions where the Company projects it will receive recoveries from providers of R&W, the projected amount of recoveries is included in the projected cash flows from the collateral. The Company runs, and probability-weights, several sets of assumptions (scenarios) regarding potential mortgage collateral performance.

        The further behind a mortgage borrower falls in payments, the more likely it is that he or she will default. The rate at which borrowers from a particular delinquency category (number of monthly payments behind) eventually default is referred to as the "liquidation rate". Liquidation rates may be derived from observed roll rates, which are the rates at which loans progress from one delinquency category to the next and eventually to default and liquidation. The Company applies liquidation rates to the mortgage loan collateral in each delinquency category and makes certain timing assumptions to project near-term mortgage collateral defaults from loans that are currently delinquent.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

5. Financial Guaranty Contracts Accounted for as Insurance (Continued)

        Mortgage borrowers that are a single payment or less behind (generally considered performing borrowers) have demonstrated an ability and willingness to pay throughout the recession and mortgage crisis, and as a result are viewed as less likely to default than delinquent borrowers. Performing borrowers that eventually default will also need to progress through delinquency categories before any defaults occur. The Company projects how much of the currently performing loans will default and when by first converting the projected near term defaults of delinquent borrowers derived from liquidation rates into a vector of conditional default rates, then projecting how the conditional default rates will develop over time. Loans that are defaulted pursuant to the conditional default rate after the liquidation of currently delinquent loans represent defaults of currently performing loans. A conditional default rate is the outstanding principal amount of loans defaulting in a given month divided by the remaining outstanding amount of the whole pool of loans (or "collateral pool balance"). The collateral pool balance decreases over time as a result of scheduled principal payments, partial and whole principal repayments, and defaults.

        In order to derive collateral pool losses from the collateral pool defaults it has projected, the Company applies a loss severity. The loss severity is the amount of loss the transaction experiences on a defaulted loan after the application of net proceeds from the disposal of the underlying property. The Company projects loss severities by sector based on experience to date. Further detail regarding the assumptions and variables the Company used to project collateral losses in its U.S. RMBS portfolio may be found below in the sections "U.S. Second Lien RMBS Loss Projections: HELOCs and Closed-End Second Lien" and "U.S. First Lien RMBS Loss Projections: Alt-A, Option ARM, Subprime and Prime".

        The Company is in the process of enforcing, on behalf of RMBS issuers, claims for breaches of R&W regarding the characteristics of the loans included in the collateral pools. The Company calculates a credit to the RMBS issuer for such recoveries where the R&W were provided by an entity the Company believes to be financially viable and where the Company already has access or believes it will attain access to the underlying mortgage loan files. In second liens this credit is based on a factor of actual repurchase rates achieved, while in first liens this credit is estimated by reducing collateral losses projected by the Company to reflect a factor of the recoveries the Company believes it will achieve based on breaches identified to date. The first lien approach is different than the second lien approach because of the Company's first lien transactions have multiple tranches and a more complicated method is required to correctly allocate credit to each tranche. In each case, the credit is a function of the projected lifetime collateral losses in the collateral pool, so an increase in projected collateral losses increases the representation and warranty credit calculated by the Company for the RMBS issuer. Further detail regarding how the Company calculates these credits may be found under "Breaches of Representations and Warranties" below.

        The Company projects the overall future cash flow from a collateral pool by adjusting the payment stream from the principal and interest contractually due on the underlying mortgages for (a) the collateral losses it projects as described above, (b) assumed voluntary prepayments and (c) recoveries for breaches of R&W as described above. The Company then applies an individual model of the structure of the transaction to the projected future cash flow from that transaction's collateral pool to project the Company's future claims and claim reimbursements for that individual transaction. Finally, the projected claims and reimbursements are discounted to a present value using a risk free rate and compared to the unearned premium reserve for that transaction. As noted above, the Company runs several sets of assumptions regarding mortgage collateral performance, or scenarios, and probability weights them.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

5. Financial Guaranty Contracts Accounted for as Insurance (Continued)

  Year-End 2010 U.S. RMBS Loss Projections

        The Company's RMBS projection methodology assumes that the housing and mortgage markets will eventually recover. So, to the extent it retains the shape of the curves and probability weightings used in the previous quarter, the Company essentially assumes the recovery in the housing and mortgage markets will be delayed by another three months.

        The scenarios used to project RMBS collateral losses in first quarter of 2010, with the exception of an increase to the subprime loss severity, were the same as those employed at year-end 2009. In the second quarter 2010 the Company changed how scenarios were run as compared to the first quarter 2010 to reflect the Company's view that it was observing the beginning of an improvement in the housing and mortgage markets. In the third and fourth quarters 2010 early stage delinquencies did not trend down as much as the Company had anticipated in the second quarter, so the Company adjusted its curves to reflect the observed early stage delinquencies. Additionally, in the fourth quarter 2010, due to the Company's concerns about the timing and strength of any recovery in the mortgage and housing markets, the probability weightings were adjusted to reflect a somewhat more pessimistic view. Also in the fourth quarter 2010 the Company increased its initial subprime loss severity assumption to reflect recent experience. Taken together, the changes in the assumptions between year-end 2009 and 2010 had the effect of (a) reflecting a slower recovery in the housing market than had been assumed at the beginning of the year, and (b) increasing the assumed initial loss severities for subprime transactions from 70% to 80%.

        The methodology the Company used to project RMBS losses prior to the AGMH Acquisition on July 1, 2009 was somewhat different that that used by AGMH. For the third quarter 2009 the Company adopted a methodology to project RMBS losses that was based on a combination of the approaches used by the Company and AGMH prior to the AGMH Acquisition, and so the methodology used prior to the third quarter 2009 was somewhat different than that described here. In addition, the methodology the Company used prior to the third quarter 2009 was applied to the smaller pre-acquisition RMBS portfolio. For these reasons, the results are not directly comparable. However, that Company's second lien methodology utilized many of the same assumptions as those used at year-end 2009 and year-end 2010, so the year-end 2008 second lien assumptions are provided below for comparative purposes.

        The Company also used generally the same methodology to project the credit received by the RMBS issuers for recoveries on R&W at year-end 2010 as it used at year-end 2009. Other than the impact of the increase in projected collateral defaults on the calculation of the credit, the primary difference relates to the population of transactions the Company included in its R&W credits. The Company added credits for four second lien transactions: two transactions where a capital infusion of the provider of the R&W made that company financially viable in the Company's opinion and another two transactions where the Company obtained loan files that it had not previously concluded were accessible. The Company added credits for four first lien transactions where it has obtained loan files that it had not previously concluded were accessible. The Company also refined some of the assumptions in the calculation of the amount of the credit to reflect actual experience.

        Prior to the AGMH Acquisition the Company used a similar approach to calculate a credit for recoveries on R&W, but on its smaller RMBS portfolio and based on its projected losses at the time. The credit at year-end 2008 related primarily to two second lien transactions.

U.S. Second Lien RMBS Loss Projections: HELOCs and Closed-End Second Lien

        The Company insures two types of second lien RMBS: those secured by HELOCs and those secured by closed end second lien mortgages. HELOCs are revolving lines of credit generally secured

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

5. Financial Guaranty Contracts Accounted for as Insurance (Continued)

by a second lien on a one to four family home. A mortgage for a fixed amount secured by a second lien on a one to four family home is generally referred to as a closed end second lien. Both first lien RMBS and second lien RMBS sometimes include a portion of loan collateral with a different priority than the majority of the collateral. The Company has material exposure to second lien mortgage loans originated and serviced by a number of parties, but the Company's most significant second lien exposure is to HELOCs originated and serviced by Countrywide, a subsidiary of Bank of America Corporation.

        The delinquency performance of HELOC and closed end second lien exposures included in transactions insured by the Company began to deteriorate in 2007, and such transactions, particularly those originated in the period from 2005 through 2007, continue to perform below the Company's original underwriting expectations. While insured securities benefit from structural protections within the transactions designed to absorb collateral losses in excess of previous historical high levels, in many second lien RMBS projected losses now exceed those structural protections.

        The Company believes the primary variables impacting its expected losses in second lien RMBS transactions are the amount and timing of future losses in the collateral pool supporting the transactions and the amount of loans repurchased for breaches of R&W. Expected losses are also a function of the structure of the transaction, the voluntary prepayment rate (typically also referred to as conditional prepayment rate of the collateral); the interest rate environment; and assumptions about the draw rate and loss severity. These variables are interrelated, difficult to predict and subject to considerable volatility. If actual experience differs from the Company's assumptions, the losses incurred could be materially different from the estimate. The Company continues to update its evaluation of these exposures as new information becomes available.

        The following table shows the Company's key assumptions used in its calculation of estimated expected losses for the Company's direct vintage 2004 - 2008 second lien U.S. RMBS as of December 31, 2010, December 31, 2009 and December 31, 2008:

Assumptions in Base Case Expected Loss Estimates
Second Lien RMBS(1)

HELOC Key Variables	As of December 31, 2010	As of December 31, 2009	As of December 31, 2008
Plateau conditional default rate	4.2 – 22.1%	10.7 – 40.0%	19.0 – 21.0%
Final conditional default rate trended down to	0.4 – 3.2%	0.5 – 3.2%	1.0%
Expected period until final conditional default rate	24 months	21 months	15 months
Initial conditional prepayment rate	3.3 – 17.5%	1.9 – 14.9%	7.0% – 8.0%
Final conditional prepayment rate	10%	10%	7.0% – 8.0%
Loss severity	98%	95%	100%
Initial draw rate	0.0 – 6.8%	0.1 – 2.0%	1.0 – 2.0%

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

5. Financial Guaranty Contracts Accounted for as Insurance (Continued)

Closed end second lien Key Variables	As of December 31, 2010	As of December 31, 2009	As of December 31, 2008
Plateau conditional default rate	7.3 – 27.1%	21.5 – 44.2%	34.0% – 36.0%
Final conditional default rate trended down to	2.9 – 8.1%	3.3 – 8.1%	3.4% – 3.6%
Expected period until final conditional default rate achieved	24 months	21 months	24 months
Initial conditional prepayment rate	1.3 – 9.7%	0.8 – 3.6%	7.0%
Final conditional prepayment rate	10%	10%	7%
Loss severity	98%	95%	100%

(1)
Represents assumptions for most heavily weighted scenario (the "base case").

        In second lien transactions the projection of near-term defaults from currently delinquent loans is relatively straightforward because loans in second lien transactions are generally "charged off" (treated as defaulted) by the securitization's servicer once the loan is 180 days past due. Most second lien transactions report the amount of loans in five monthly delinquency categories (i.e., 30-59 days past due, 60-89 days past due, 90-119 days past due, 120-149 days past due and 150-179 days past due). The Company estimates the amount of loans that will default over the next five months by calculating current representative liquidation rates (the percent of loans in a given delinquency status that are assumed to ultimately default) from selected representative transactions and then applying an average of the preceding 12 months' liquidation rates to the amount of loans in the delinquency categories. The amount of loans projected to default in the first through fifth months is expressed as a conditional default rate. The first four months' conditional default rate is calculated by applying the liquidation rates to the current period past due balances (i.e., the 150-179 day balance is liquidated in the first projected month, the 120-149 day balance is liquidated in the second projected month, the 90-119 day balance is liquidated in the third projected month and the 60-89 day balance is liquidated in the fourth projected month). For the fifth month the conditional default rate is calculated using the average 30-59 day past due balances for the prior three months. The fifth month is then used as the basis for the plateau period that follows the embedded five months of losses.

        As of December 31, 2010, in the base scenario, the conditional default rate (the "plateau conditional default rate") was held constant for one month. (At year-end 2009 the plateau default rate was held constant for four months.) Once the plateau period has ended, the conditional default rate is assumed to gradually trend down in uniform increments to its final long-term steady state conditional default rate. In the base scenario, the time over which the conditional default rate trends down to its final conditional default rate is eighteen months (compared to twelve months at year-end 2009). Therefore, the total stress period for second lien transactions would be twenty-four months which is comprised of: five months of delinquent data, a one month plateau period and an eighteen month decrease to the steady state conditional default rate. This is three month longer than the 21 months used at year-end 2009.The long-term steady state conditional default rates are calculated as the constant conditional default rates that would have yielded the amount of losses originally expected at underwriting. When a second lien loan defaults, there is generally very low recovery. Based on current expectations of future performance, the Company reduced its loss recovery assumption to 2% from 5% (thus increasing its severity from 95% to 98%) in the third quarter of 2010.

        The rate at which the principal amount of loans is prepaid may impact both the amount of losses projected (which is a function of the conditional default rate and the loan balance over time) as well as the amount of excess spread (which is the excess of the interest paid by the borrowers on the underlying loan over the amount of interest and expenses owed on the insured obligations). In the base case, the current conditional prepayment rate is assumed to continue until the end of the plateau

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

5. Financial Guaranty Contracts Accounted for as Insurance (Continued)

before gradually increasing to the final conditional prepayment rate over the same period the conditional default rate decreases. For transactions where the initial conditional prepayment rate is higher than the final conditional prepayment rate, the initial conditional prepayment rate is held constant. The final conditional prepayment rate is assumed to be 10% for both HELOC and closed end second lien transactions. This level is much higher than current rates, but lower than the historical average, which reflects the Company's continued uncertainty about performance of the borrowers in these transactions. This pattern is consistent with how the Company modeled the conditional prepayment rate at year-end 2009. To the extent that prepayments differ from projected levels it could materially change the Company's projected excess spread.

        The Company uses a number of other variables in its second lien loss projections, including the spread between relevant interest rate indices, and HELOC draw rates (the amount of new advances provided on existing HELOCs expressed as a percent of current outstanding advances). For HELOC transactions, the draw rate is assumed to decline from the current level to the final draw rate over a period of three months. The final draw rates were assumed to range from 0.0% to 3.4%.

        In estimating expected losses, the Company modeled and probability weighted three possible conditional default rate curves applicable to the period preceding the return to the long-term steady state conditional default rate. Given that draw rates have been reduced to levels below the historical average and that loss severities in these products have been higher than anticipated at inception, the Company believes that the level of the elevated conditional default rate and the length of time it will persist is the primary driver behind the likely amount of losses the collateral will suffer (before considering the effects of repurchases of ineligible loans). The Company continues to evaluate the assumptions affecting its modeling results.

        At year-end 2010, the Company's base case assumed a one month conditional default rate plateau and an 18 month ramp down. Increasing the conditional default rate plateau to 4 months and keeping the ramp down at 18 months would increase the expected loss by approximately $132.7 million for HELOC transactions and $18.2 million for closed end second lien transactions. On the other hand, keeping the conditional default rate plateau at one month but decreasing the length of the conditional default rate ramp down to the 12 month assumption used at year-end 2009 would decrease the expected loss by approximately $75.6 million for HELOC transactions and $10.4 million for closed end second lien transactions.

  U.S. First Lien RMBS Loss Projections: Alt-A, Option ARM, Subprime and Prime

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

5. Financial Guaranty Contracts Accounted for as Insurance (Continued)

        The performance of the Company's first lien RMBS exposures began to deteriorate in 2007 and such transactions, particularly those originated in the period from 2005 through 2007 continue to perform below the Company's original underwriting expectations. The Company currently projects first lien collateral losses many times those expected at the time of underwriting. While insured securities benefitted from structural protections within the transactions designed to absorb some of the collateral losses, in many first lien RMBS transactions, projected losses exceed those structural protections.

        The majority of projected losses in first lien RMBS transactions are expected to come from non-performing mortgage loans (those that are delinquent, in foreclosure or where the loan has been foreclosed and the RMBS issuer owns the underlying real estate). An increase in non-performing loans beyond that projected in the previous period is one of the primary drivers of loss development in this portfolio. In order to determine the number of defaults resulting from these delinquent and foreclosed loans, the Company applies a liquidation rate assumption to loans in each of various delinquency categories. The Company arrived at its liquidation rates based on data in loan performance and assumptions about how delays in the foreclosure process may ultimately affect the rate at which loans are liquidated. The following table shows the Company's liquidation assumptions for various delinquency categories as of December 31, 2010 and 2009. The liquidation rate is a standard industry measure that is used to estimate the number of loans in a given aging category that will default within a specified time period. The Company projects these liquidations to occur over two years.

	December 31, 2010	December 31, 2009
30 – 59 Days Delinquent
Alt-A first lien	45%	45%
Alt-A option ARM	50	50
Subprime	50	50
60 – 89 Days Delinquent
Alt-A first lien	65	65
Alt-A option ARM	65	65
Subprime	65	65
90 – Bankruptcy
Alt-A first lien	70	70
Alt-A option ARM	75	75
Subprime	75	75
Foreclosure
Alt-A first lien	85	85
Alt-A option ARM	85	85
Subprime	85	85
Real Estate Owned
Alt-A first lien	100	100
Alt-A option ARM	100	100
Subprime	100	100

        While the Company uses liquidation rates as described above to project defaults of non-performing loans, it projects defaults on presently current loans by applying a conditional default rate trend. The start of that conditional default rate trend is based on the defaults the Company projects will emerge from currently nonperforming loans. The total amount of expected defaults from the non-performing loans is translated into a constant conditional default rate (i.e., the conditional default rate plateau), which, if applied for each of the next 24 months, would be sufficient to produce approximately the amount of defaults that were calculated to emerge from the various delinquency categories. The

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

5. Financial Guaranty Contracts Accounted for as Insurance (Continued)

conditional default rate thus calculated individually on the collateral pool for each RMBS is then used as the starting point for the conditional default rate curve used to project defaults of the presently performing loans.

        In the base case, each transaction's conditional default rate is projected to improve over 12 months to an intermediate conditional default rate (calculated as 15% of its conditional default rate plateau); that intermediate conditional default rate is held constant for 36 months and then trails off in steps to a final conditional default rate of 5% of the conditional default rate plateau. Under the Company's methodology, defaults projected to occur in the first 24 months represent defaults that can be attributed to loans that are currently delinquent or in foreclosure, while the defaults projected to occur using the projected conditional default rate trend after the first 24 month period represent defaults attributable to borrowers that are currently performing.

        Another important driver of loss projections is loss severity, which is the amount of loss the transaction incurs on a loan after the application of net proceeds from the disposal of the underlying property. Loss severities experienced in first lien transactions have reached historical high levels and the Company is assuming that these historical high levels will continue for another year. The Company determines its initial loss severity based on actual recent experience. The Company then assumes that loss severities begin returning to levels consistent with underwriting assumptions beginning in December 2011, and in the base scenario decline over two years to 40%.

        The following table shows the Company's key assumptions used in its calculation of expected losses for the Company's direct vintage 2004 - 2008 first lien U.S. RMBS as of December 31 2010 and December 31, 2009. The Company was not projecting any losses for first lien RMBS deals as of December 31, 2008.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

5. Financial Guaranty Contracts Accounted for as Insurance (Continued)

Key Assumptions in Base Case Expected Loss Estimates of First Lien RMBS Transactions

	As of December 31, 2010	As of December 31, 2009
Alt-A First Lien
Plateau conditional default rate	2.6% – 42.2%	1.5% – 35.7%
Intermediate conditional default rate	0.4% – 6.3%	0.2% – 5.4%
Final conditional default rate	0.1% – 2.1%	0.1% – 1.8%
Initial loss severity	60%	60%
Initial conditional prepayment rate	0.0% – 36.5%	0.0% – 20.5%
Final conditional prepayment rate	10%	10%
Alt-A option ARM
Plateau conditional default rate	11.7% – 32.7%	13.5% – 27.0%
Intermediate conditional default rate	1.8% – 4.9%	2.0% – 4.1%
Final conditional default rate	0.6% – 1.6%	0.7% – 1.4%
Initial loss severity	60%	60%
Initial conditional prepayment rate	0.0% – 17.7%	0.0% – 3.5%
Final conditional prepayment rate	10%	10%
Subprime
Plateau conditional default rate	9.0% – 34.6%	7.1% – 29.5%
Intermediate conditional default rate	1.3% – 5.2%	1.1% – 4.4%
Final conditional default rate	0.4% – 1.7%	0.4% – 1.5%
Initial loss severity	80%	70%
Initial conditional prepayment rate	0.0% – 13.5%	0.0% – 12.0%
Final conditional prepayment rate	10%	10%

        The rate at which the principal amount of loans is prepaid may impact both the amount of losses projected (since that amount is a function of the conditional default rate and the loan balance over time) as well as the amount of excess spread (the amount by which the interest paid by the borrowers on the underlying loan exceeds the amount of interest owed on the insured obligations). The assumption for the conditional prepayment rate follows a similar pattern to that of the conditional default rate. The current level of voluntary prepayments is assumed to continue for the plateau period before gradually increasing over 12 months to the final conditional prepayment rate, which is assumed to be either 10% or 15% depending on the scenario run. For transactions where the initial conditional prepayment rate is higher than the final conditional prepayment rate, the initial conditional prepayment rate is held constant.

        The ultimate performance of the Company's first lien RMBS transactions remains highly uncertain and may be subject to considerable volatility due to the influence of many factors, including the level and timing of loan defaults, changes in housing prices and other variables. The Company will continue to monitor the performance of its RMBS exposures and will adjust the loss projections for those transactions based on actual performance and management's estimates of future performance.

        In estimating expected losses, the Company modeled and probability weighted sensitivities for first lien transactions by varying its assumptions of how fast recovery is expected to occur. The primary variable when modeling sensitivities was how quickly the conditional default rate returned to its modeled equilibrium, which was defined as 5% of the current conditional default rate. The Company also stressed conditional prepayment rates and the speed of recovery of loss severity rates. In a somewhat more stressful environment than that of the base case, where the conditional default rate

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

5. Financial Guaranty Contracts Accounted for as Insurance (Continued)

recovery was more gradual and the final conditional prepayment rate was 15% rather than 10%, the Company's expected losses would increase by approximately $8.7 million for Alt-A first liens, $104.8 million for Option ARMs, $18.5 million for subprime and $0.1 million for prime transactions. In an even more stressful scenario where the conditional default rate plateau was extended 3 months (to be 27 months long) before the same more gradual conditional default rate recovery and loss severities were assumed to recover over 4 rather than 2 years (and subprime loss severities were assumed to recover only to 55%), the Company's expected losses would increase by approximately $35.5 million for Alt-A first liens, $191.3 million for Option ARMs, $204.6 million for subprime and $0.8 million for prime transactions. The Company also considered a scenario where the recovery was faster than in its base case. In this scenario, where the conditional default rate plateau was 3 months shorter (21 months, effectively assuming that liquidation rates would improve) and the conditional default rate recovery was more pronounced, the Company's expected losses would decrease by approximately $24.4 million for Alt-A first liens, $78.0 million for Option ARMs, $37.2 million for subprime and $0.5 million for prime transactions.

  Breaches of Representations and Warranties

        The Company is pursuing reimbursements for breaches of R&W regarding loan characteristics. Performance of the collateral underlying certain first and second lien securitizations has substantially differed from the Company's original expectations. The Company has employed several loan file diligence firms and law firms as well as devoted internal resources to review the mortgage files surrounding many of the defaulted loans. As of December 31, 2010, the Company had performed a detailed review of approximately 37,500 second lien and 15,500 first lien defaulted loan files, representing nearly $2.8 billion in second lien and $5.7 billion in first lien outstanding par of defaulted loans underlying insured transactions. The Company identified approximately 33,100 second lien transaction loan files and approximately 14,500 first lien transaction loan files that breached one or more R&W regarding the characteristics of the loans, such as misrepresentation of income or employment of the borrower, occupancy, undisclosed debt and non-compliance with underwriting guidelines at loan origination. The Company continues to review new files as new loans default and as new loan files are made available to it. The Company generally obtains the loan files from the originators or servicers (including master servicers). In some cases, the Company requests loan files via the trustee, which then requests the loan files from the originators and/or servicers. On second lien loans, the Company requests loan files for all charged-off loans. On first lien loans, the Company requests loan files for all severely (60+ days) delinquent loans and all liquidated loans. Recently, the Company started requesting loan files for all the loans (both performing and non-performing) in certain deals to limit the number of requests for additional loan files as the transactions season and loans charge-off, become 60+ days delinquent or are liquidated. (The Company takes no repurchase credit for R&W breaches on loans that are expected to continue to perform.) Following negotiations with the providers of the R&W, as of December 31, 2010, the Company had reached agreement for providers to repurchase $323 million of second lien and $205 million of first lien loans. The $323 million for second lien loans represents the calculated repurchase price for 3,120 loans and the $205 million for first lien loans represents the calculated repurchase price for 547 loans. The repurchase proceeds are paid to the RMBS transactions and distributed in accordance with the payment priorities set out in the transaction agreements, so the proceeds are not necessarily allocated to the Company on a dollar-for-dollar basis. Proceeds projected to be reimbursed to the Company on transactions where the Company has already paid claims are viewed as a recovery on paid losses. For transactions where the Company has not already paid claims, projected recoveries reduce projected loss estimates. In either case, projected recoveries have no effect on the amount of the Company's exposure. These amounts reflect payments made pursuant to the negotiated transaction agreements and

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

5. Financial Guaranty Contracts Accounted for as Insurance (Continued)

not payments made pursuant to legal settlements. See "Recovery Litigation" below for a description of the related legal proceedings the Company has commenced.

        The Company has included in its net expected loss estimates as of December 31, 2010 an estimated benefit from repurchases of $1.6 billion. The amount of benefit recorded as a reduction of expected losses was calculated by extrapolating each transaction's breach rate on defaulted loans to projected defaults. The Company did not incorporate any gain contingencies or damages paid from potential litigation in its estimated repurchases. The amount the Company will ultimately recover related to contractual R&W is uncertain and subject to a number of factors including the counterparty's ability to pay, the number and loss amount of loans determined to have breached R&W and, potentially, negotiated settlements or litigation recoveries. As such, the Company's estimate of recoveries is uncertain and actual amounts realized may differ significantly from these estimates. In arriving at the expected recovery from breaches of R&W, the Company considered the credit worthiness of the provider of the R&W, the number of breaches found on defaulted loans, the success rate in resolving these breaches with the provider of the R&W and the potential amount of time until the recovery is realized.

        The calculation of expected recovery from breaches of R&W involved a variety of scenarios which ranged from the Company recovering substantially all of the losses it incurred due to violations of R&W to the Company realizing very limited recoveries. The Company did not include any recoveries related to breaches of R&W in amounts greater than the losses it expected to pay under any given cash flow scenario. These scenarios were probability weighted in order to determine the recovery incorporated into the Company's reserve estimate. This approach was used for both loans that had already defaulted and those assumed to default in the future. In all cases, recoveries were limited to amounts paid or expected to be paid by the Company.

        The following table represents the Company's total estimated recoveries netted in expected loss to be paid, from defective mortgage loans included in certain first and second lien U.S. RMBS loan securitizations that it insures. The Company had $1.6 billion of estimated recoveries from ineligible loans as of December 31, 2010, of which $0.9 billion is reported in salvage and subrogation recoverable, $0.5 billion is netted in loss and LAE reserves and $0.2 billion is netted in unearned premium reserve. The Company had $1.2 billion of estimated recoveries from ineligible loans as of December 31, 2009 of which $0.3 billion was reported in salvage and subrogation recoverable, $0.6 billion netted in loss and LAE reserves and $0.3 billion included within the Company's unearned premium reserve portion of its stand-ready obligation reported on the Company's consolidated balance sheet.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

5. Financial Guaranty Contracts Accounted for as Insurance (Continued)

Rollforward of Estimated Benefit from Recoveries of Representation and Warranty Breaches,
Net of Reinsurance

	# of Insurance Policies as of December 31, 2010 with R&W Benefit Recorded	Outstanding Principal and Interest of Policies with R&W Benefit Recorded as of December 31, 2010	Future Net R&W Benefit at December 31, 2009	R&W Development and Accretion of Discount during Year	R&W Recovered During 2010(1)	Future Net R&W Benefit at December 31, 2010
	(dollars in millions)
Prime first lien	1	$57.1	$—	$1.1	$—	$1.1
Alt-A first lien	17	1,882.8	64.2	16.8	—	81.0
Alt-A option ARM	11	1,909.8	203.7	166.6	61.0	309.3
Subprime	1	228.7	—	26.8	—	26.8
Closed end second lien	4	444.9	76.5	101.7	—	178.2
HELOC	13	2,969.8	828.7	303.5	128.1	1,004.1

Total	47	$7,493.1	$1,173.1	$616.5	$189.1	$1,600.5

	# of Insurance Policies as of December 31, 2009 with R&W Benefit Recorded	Outstanding Principal and Interest of Policies with R&W Benefit Recorded as of December 31, 2009	Future Net R&W Benefit at December 31, 2008	R&W Development and Accretion of Discount during Year	R&W Recovered During 2009	R&W Benefit from AGMH Acquisition	Future Net R&W Benefit at December 31, 2009
	(dollars in millions)
Prime first lien	—	$—	$—	$—	$—	$—	$—
Alt-A first lien	17	1,821.5	—	64.2	—	—	64.2
Alt-A option ARM	9	2,437.5	—	41.2	16.7	179.2	203.7
Subprime	—	—	—	—	—	—	—
Closed end second lien	2	224.0	—	76.5	—	—	76.5
HELOC	11	4,384.5	49.3	618.9	66.9	227.4	828.7

Total	39	$8,867.5	$49.3	$800.8	$83.6	$406.6	$1,173.1

(1)
Gross amount recovered is $217.6 million.

        The following table provides a breakdown of the development and accretion amount in the rollforward of estimated recoveries associated with alleged breaches of R&W:

As of December 31, 2010
(in millions)
Inclusion of new deals with breaches of R&W during period	$170.5
Change in recovery assumptions as the result of additional file review and recovery success	253.5
Estimated increase in defaults that will result in additional breaches	188.1
Accretion of discount on balance	4.4

Total	$616.5

        The $616.5 million R&W development and accretion of discount during 2010 in the above table primarily resulted from an increase in loan file reviews, increased success rates in putting back loans, and increased projected defaults on loans with breaches of R&W. This development primarily can be

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

5. Financial Guaranty Contracts Accounted for as Insurance (Continued)

broken down into changes in calculation inputs, changes in the timing and amounts of defaults and the inclusion of additional deals during the year for which the Company expects to obtain these benefits. The Company has reflected eight additional transactions during 2010 which resulted in approximately $170.5 million of the development. The remainder of the development primarily relates to changes in assumptions and additional projected defaults. The accretion of discount was not a primary driver of the development. Changes in assumptions generally relate to an increase in loan file reviews and increased success rates in putting back loans. The Company assumes that recoveries on HELOC and closed end second lien loans will occur in two to four years from the balance sheet date depending on the scenarios and that recoveries on Alt-A, Option ARM and Subprime loans will occur as claims are paid over the life of the transactions. The $800.8 million development and accretion of discount during 2009 in the above table primarily resulted from an increase in loan file reviews and extrapolation of expected recoveries. The Company assumes in the base case that recoveries on HELOC and CES loans will occur in two years from the balance sheet date and that recoveries on Alt-A, Option ARM and Subprime loans will occur as claims are paid over the life of the transactions.

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

        The Company's $2.1 billion net par of XXX life insurance transactions includes, as of December 31, 2010, includes a total of $882.5 million rated BIG, comprising Class A-2 Floating Rate Notes issued by Ballantyne Re p.l.c and Series A-1 Floating Rate Notes issued by Orkney Re II p.l.c ("Orkney Re II"). The Ballantyne Re and Orkney Re II XXX transactions had material amounts of their assets invested in U.S. RMBS transactions. Based on its analysis of the information currently available, including estimates of future investment performance provided by the current investment manager, and projected credit impairments on the invested assets and performance of the blocks of life insurance business at December 31, 2010, the Company's gross expected loss, prior to reinsurance or netting of unearned premium, for its two BIG XXX insurance transactions was $73.8 million and its net reserve was $57.7 million.

  Public Finance Transactions

        The Company has insured $458.0 billion of public finance transactions across a number of different sectors. Within that category, $4.5 billion is rated BIG, and the company is projecting $88.9 million of expected losses across the portfolio. Of these losses, $25.8 million are expected in relation to eight student loan transactions with $592.4 million of net par outstanding. The largest of these losses was $18.5 million and related to a transaction backed by a pool of government-guaranteed student loans ceded to AG Re by another monoline insurer. The guaranteed bonds were issued as variable rate demand obligations that have since been "put" to the bank liquidity providers and now bear a high rate of interest. Further the underlying loan collateral has performed below expectations. The Company has estimated its losses based upon a weighting of potential outcomes.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

5. Financial Guaranty Contracts Accounted for as Insurance (Continued)

        The Company has also projected estimated losses of $33 million on its total net par outstanding of $513.2 million on Jefferson County Alabama Sewer Authority exposure. This estimate is based primarily on the Company's view of how much debt the Authority should be able to support under certain probability-weighted scenarios.

        The Company has $164.5 million of net par exposure to the city of Harrisburg, Pennsylvania, of which $93.2 million is BIG. The Company has paid $2.9 million in net claims to date, and expects a full recovery.

  Other Sectors and Transactions

        The Company continues to closely monitor other sectors and individual financial guaranty insurance transactions it feels warrant the additional attention, including, as of December 31, 2010, its commercial real estate exposure of $584.2 million of net par, its trust preferred securities ("TruPS") collateralized debt obligations ("CDOs") exposure of $1.1 billion, its insurance on a financing of 78 train sets (one train set being composed of eight cars) for an Australian commuter railway for $616.5 million net par and its U.S. health care exposure of $21.4 billion of net par.

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

        In December 2008, the Company sued J.P. Morgan Investment Management Inc. ("JPMIM"), the investment manager in the Orkney Re II transaction, in New York Supreme Court ("Court") alleging that JPMIM engaged in breaches of fiduciary duty, gross negligence and breaches of contract based upon its handling of the investments of Orkney Re II. In January 2010, the Court ruled against the Company on a motion to dismiss filed by JPMIM, dismissing the Company's claims for breaches of fiduciary duty and gross negligence on the ground that such claims are preempted by the Martin Act, which is New York's blue sky law, such that only the New York Attorney General has the authority to sue JPMIM. The Company appealed and, in November 2010, the Appellate Division (First Department) issued a ruling, ordering the Court's order to be modified to reinstate the Company's claims for breach of fiduciary duty and gross negligence and certain of its claims for breach of contract, in each case for claims accruing on or after June 26, 2007. In December 2010, JPMIM filed a motion for permission to appeal to the Court of Appeals on the Martin Act issue; that motion was granted in February 2011.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

5. Financial Guaranty Contracts Accounted for as Insurance (Continued)

        In June 2010, the Company sued JPMorgan Chase Bank, N.A. and JPMorgan Securities, Inc. (together, "JPMorgan"), the underwriter of debt issued by Jefferson County, in New York Supreme Court alleging that JPMorgan induced the Company to issue its insurance policies in respect of such debt through material and fraudulent misrepresentations and omissions, including concealing that it had secured its position as underwriter and swap provider through bribes to Jefferson County commissioners and others. In December 2010, the Court denied JPMorgan's motion to dismiss. The Company is continuing its risk remediation efforts for this exposure.

        In September 2010, the Company, together with TD Bank, National Association and Manufacturers and Traders Trust Company, filed a complaint in the Court of Common Pleas in the Supreme Court of Pennsylvania against The Harrisburg Authority, The City of Harrisburg, Pennsylvania (the "City"), and the Treasurer of the City in connection with certain Resource Recovery Facility bonds and notes issued by the Harrisburg Authority, alleging, among other claims, breach of contract by both the Harrisburg Authority and the City, and seeking remedies including an order compelling the Harrisburg Authority to pay all unpaid and past due principal and interest and to charge and collect sufficient rates, rental and other charges adequate to carry out its pledge of revenues and receipts; an order compelling the City to budget for, impose and collect taxes and revenues sufficient to satisfy its obligations; and the appointment of a receiver for the Harrisburg Authority.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

5. Financial Guaranty Contracts Accounted for as Insurance (Continued)

        The following table provides information on loss and LAE reserves net of reinsurance on the consolidated balance sheets.

Loss and LAE Reserve, Net of Reinsurance

	Year Ended December 31,
	2010	2009
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$1.2	$—
Alt-A first lien	39.2	25.5
Alt-A option ARM	223.3	51.2
Subprime	108.3	21.8

Total first lien	372.0	98.5
Second lien:
Closed end second lien	7.7	21.2
HELOC	7.1	18.2

Total second lien	14.8	39.4

Total U.S. RMBS	386.8	137.9
Other structured finance	119.7	67.7
Public finance	81.6	67.7

Total financial guaranty	588.1	273.3
Other	2.1	2.1

Subtotal	590.2	275.4
Effect of consolidating financial guaranty VIEs	(49.5)	—

Total(1)	$540.7	$275.4

(1)
The December 31, 2010 total consists of $563.0 million loss and LAE reserves net of $22.3 million of reinsurance recoverable on unpaid losses. The December 31, 2009 total consists of $289.5 million loss and LAE reserves net of $14.1 million of reinsurance recoverable on unpaid losses.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

5. Financial Guaranty Contracts Accounted for as Insurance (Continued)

        The following table provides information on salvage and subrogation recoverable on financial guaranty insurance and reinsurance contracts recorded as an asset on the consolidated balance sheets.

Summary of Salvage and Subrogation

	As of December 31, 2010	As of December 31, 2009
	(in millions)
U.S. RMBS:
First lien:
Alt-A first lien	$2.7	$—
Alt-A option ARM	71.0	—
Subprime	0.1	0.1

Total first lien	73.8	0.1
Second lien:
Closed end second lien	51.8	0.1
HELOC	956.8	416.6

Total second lien	1,008.6	416.7

Total U.S. RMBS	1,082.4	416.8
Other structured finance	1.4	1.0
Public finance	40.8	2.5

Total	1,124.6	420.3
Effect of consolidating financial guaranty VIEs	(92.2)	—

Total gross recoverable	1,032.4	420.3
Less: Ceded recoverable(1)	129.4	42.1

Net recoverable	$903.0	$378.2

(1)
Recorded in "reinsurance balances payable, net" on the consolidated balance sheets.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

5. Financial Guaranty Contracts Accounted for as Insurance (Continued)

        The following table presents the loss and LAE by sector for financial guaranty contracts accounted for as insurance that was recorded in the consolidated statements of operations. Amounts presented are net of reinsurance and net of the benefit for recoveries from breaches of R&W.

Loss and LAE Reported
on the Consolidated Statements of Operations

	Year Ended December 31,
	2010	2009	2008
	(in millions)
Financial Guaranty:
U.S. RMBS:
First lien:
Prime first lien	$0.9	$—	$0.1
Alt-A first lien	37.4	21.1	5.1
Alt-A option ARM	272.4	43.0	4.5
Subprime	85.9	13.1	9.3

Total first lien	396.6	77.2	19.0
Second lien:
Closed end second lien	5.2	47.8	56.8
HELOC	(14.7)	148.4	156.0

Total second lien	(9.5)	196.2	212.8

Total U.S. RMBS	387.1	273.4	231.8
Other structured finance	62.4	21.1	14.2
Public finance	32.9	71.2	19.2

Total financial guaranty	482.4	365.7	265.2
Other	0.2	12.1	0.6

Subtotal	482.6	377.8	265.8
Effect of consolidating financial guaranty VIEs	(68.8)	—	—

Total loss and LAE	$413.8	$377.8	$265.8

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

5. Financial Guaranty Contracts Accounted for as Insurance (Continued)

Net Losses Paid on Financial Guaranty Insurance Contracts

	Year Ended December 31,
	2010	2009(1)	2008
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$—	$—	$—
Alt-A first lien	60.0	1.0	—
Alt-A option ARM	181.6	0.7	—
Subprime	3.4	2.6	1.8

Total first lien	245.0	4.3	1.8
Second lien:
Closed end second lien	69.4	101.1	17.5
HELOC	512.8	528.1	220.3

Total second lien	582.2	629.2	237.8

Total U.S. RMBS	827.2	633.5	239.6
Other structured finance	8.6	0.8	2.5
Public finance	51.6	23.2	14.7

Total financial guaranty	887.4	657.5	256.8
Other	0.2	12.5	0.9

Subtotal	887.6	670.0	257.7
Effect of consolidating financial guaranty VIEs	(146.3)	—	—

Total	$741.3	$670.0	$257.7

(1)
Paid losses for AGM represent claim payments since the Acquisition Date.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

5. Financial Guaranty Contracts Accounted for as Insurance (Continued)

        The following table provides information on financial guaranty insurance and reinsurance contracts categorized as BIG as of December 31, 2010 and 2009:

Financial Guaranty Insurance BIG Transaction Loss Summary
December 31, 2010

	BIG Categories
	BIG 1		BIG 2		BIG 3
	Gross	Ceded	Gross	Ceded	Gross	Ceded	Total BIG, Net(1)	Effect of Consolidating VIEs	Total
	(dollars in millions)
Number of risks(2)	120	(46)	97	(41)	115	(42)	332	—	332
Remaining weighted-average contract period (in years)	11.7	15.9	8.5	8.0	8.8	6.0	9.6	—	9.6
Outstanding exposure:
Principal	$6,246.5	$(726.0)	$5,825.8	$(180.1)	$7,954.5	$(673.6)	$18,447.1	$—	$18,447.1
Interest	3,622.7	(581.3)	2,578.5	(70.1)	2,490.7	(186.3)	7,854.2	—	7,854.2

Total	$9,869.2	$(1,307.3)	$8,404.3	$(250.2)	$10,445.2	$(859.9)	$26,301.3	$—	$26,301.3

Expected cash flows	$303.9	$(20.2)	$2,019.8	$(68.9)	$2,256.6	$(133.2)	$4,358.0	$(384.2)	$3,973.8
Less:
Potential recoveries(3)	375.2	(37.4)	533.0	(16.6)	2,543.6	(197.5)	3,200.3	(354.8)	2,845.5
Discount	21.0	5.5	610.4	(21.5)	139.6	7.9	762.9	19.8	782.7

Present value of expected cash flows	$(92.3)	11.7	$876.4	(30.8)	$(426.6)	56.4	$394.8	$(49.2)	$345.6

Deferred premium revenue	$169.9	$(16.9)	$569.8	$(30.3)	$995.9	$(120.7)	$1,567.7	$(263.9)	$1,303.8
Reserves (salvage)(4)	$(112.9)	$12.4	$413.0	$(9.5)	$(815.9)	$105.8	$(407.1)	$42.7	$(364.4)

Financial Guaranty Insurance BIG Transaction Loss Summary
December 31, 2009

	BIG Categories
	BIG 1		BIG 2		BIG 3
	Gross	Ceded	Gross	Ceded	Gross	Ceded	Total
	(dollars in millions)
Number of risks(2)	97	(54)	161	(46)	37	(27)	295
Remaining weighted-average contract period (in years)	9.1	12.2	7.6	7.4	8.9	5.5	8.5
Outstanding exposure:
Principal	$4,651.1	$(420.2)	$7,116.3	$(311.7)	$7,455.0	$(783.4)	$17,707.1
Interest	1,644.8	(112.5)	2,804.8	(119.7)	1,924.4	(195.2)	5,946.6

Total	$6,295.9	$(532.7)	$9,921.1	$(431.4)	$9,379.4	$(978.6)	$23,653.7

Expected cash flows	$35.8	$(20.5)	$1,948.8	$(98.3)	$2,569.8	$(241.9)	$4,193.7
Less:
Potential recoveries(3)	3.5	—	506.6	(15.7)	2,312.0	(216.4)	2,590.0
Discount	18.3	(11.3)	419.8	(28.4)	161.4	16.9	576.7

Present value of expected cash flows	$14.0	$(9.2)	$1,022.4	$(54.2)	$96.4	$(42.4)	$1,027.0

Deferred premium revenue	$49.3	$—	$1,187.3	$(14.5)	$1,274.2	$(141.9)	$2,354.4
Reserves (salvage)(4)(5)	$(0.1)	$—	$146.4	$(4.6)	$(282.3)	$27.6	$(113.0)

(1)
Includes BIG amounts relating to VIEs that the Company consolidates.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

5. Financial Guaranty Contracts Accounted for as Insurance (Continued)

(2)
A risk represents the aggregate of the financial guarantee policies that share the same revenue source for purposes of making debt service payments.

(3)
Includes estimated future recoveries for breaches of R&W as well as excess spread, and draws on HELOCs.

(4)
See table "Components of net reserves (salvage)".

(5)
Excludes LAE.

Components of Net Reserves (Salvage)

	December 31, 2010	December 31, 2009
	(in millions)
Loss and LAE reserve	$563.0	$289.5
Reinsurance recoverable on unpaid losses	(22.3)	(14.1)
Salvage and subrogation recoverable	(1,032.4)	(420.3)
Salvage and subrogation payable(1)	129.4	42.1

Total	(362.3)	(102.8)
Less: other segment	2.1	2.1

Financial guaranty reserves, net of salvage and subrogation	$(364.4)	$(104.9)

(1)
Recorded as a component of Reinsurance Balances Payable.

        A downgrade of one of the Company's insurance subsidiaries may result in increased claims under financial guaranties issued by the Company. In particular, with respect to variable rate demand obligations for which a bank has agreed to provide a liquidity facility, a downgrade of the insurer may provide the bank with the right to give notice to bondholders that the bank will terminate the liquidity facility, causing the bondholders to tender their bonds to the bank. Bonds held by the bank accrue interest at a "bank bond rate" that is higher than the rate otherwise borne by the bond (typically the prime rate plus 2.00% – 3.00%, often with a floor of 7%, and capped at the maximum legal limit). In the event that the bank holds such bonds for longer than a specified period of time, usually 90-180 days, the bank has the right additionally to demand accelerated repayment of bond principal, usually through payment of equal installments over a period of not less than five years. In the event that a municipal obligor is unable to pay interest accruing at the bank bond rate or to pay principal during the shortened amortization period, a claim could be submitted to the insurer under its financial guaranty. As of the date of this filing, the Company has insured approximately $1.2 billion of par of variable rate demand obligations issued by municipal obligors rated BBB- or lower pursuant to the Company's internal rating. For a number of such obligations, a downgrade of the insurer below A+, in the case of S&P, or below A1, in the case of Moody's, triggers the ability of the bank to notify bondholders of the termination of the liquidity facility and to demand accelerated repayment of bond principal over a period of five to ten years. The specific terms relating to the rating levels that trigger the bank's termination right, and whether it is triggered by a downgrade by one rating agency or a downgrade by all rating agencies then rating the insurer, vary depending on the transaction.

6. Fair Value Measurement

        The Company carries a portion of its assets and liabilities at fair value. Substantially all of such assets and liabilities are carried at fair value on a recurring basis.

        Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., exit price).

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

6. Fair Value Measurement (Continued)

The price represents the price available in the principal market for the asset or liability. If there is no principal market, then the price is based on the market that maximizes the value received for an asset or minimizes the amount paid for a liability (i.e., the most advantageous market).

        Fair value is based on quoted market prices, where available. If listed prices or quotes are not available, fair value is based on either internally developed models that primarily use, as inputs, market-based or independently sourced market parameters, including but not limited to yield curves, interest rates and debt prices or with the assistance of an independent third-party using a discounted cash flow approach and the third party's proprietary pricing models. In addition to market information, models also incorporate transaction details, such as maturity of the instrument and contractual features designed to reduce the Company's credit exposure such as collateral rights.

        Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, the Company's creditworthiness, constraints on liquidity and unobservable parameters. Valuation adjustments are applied consistently over time. As markets and products develop and the pricing for certain products becomes more or less transparent, the Company continues to refine its methodologies. During 2010, no changes were made to the Company's valuation models that had or are expected to have, a material impact on the Company's consolidated balance sheets or statements of operations and comprehensive income.

        The Company's methods for calculating fair value may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. The use of different methodologies or assumptions to determine fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

        The fair value hierarchy is determined based on whether the inputs to valuation techniques used to measure fair value are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Company estimates of market assumptions. The fair value hierarchy prioritizes model inputs into three broad levels as follows, with level 1 being the highest and level 3 the lowest. An asset or liability's categorization within the fair value hierarchy is based on the lowest level of significant input to its valuation.

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

        Transfers between levels 1, 2 and 3 in the investment portfolio are recognized at the beginning of the period when the transfer occurs. The Company reviews quarterly the classification between levels 1, 2 and 3 to determine, based on the definitions provided, whether a transfer is necessary.

        The following is a description of the valuation methodologies used by the Company to measure instruments at fair value.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

6. Fair Value Measurement (Continued)

Fixed Maturity Securities and Short-term Investments

        The fair value of bonds in the investment portfolio is generally based on quoted market prices received from third party pricing services or alternative pricing sources with reasonable levels of price transparency. Such quotes generally consider a variety of factors, including recent trades of the same and similar securities. If quoted market prices are not available, the valuation is based on pricing models that use dealer price quotations, price activity for traded securities with similar attributes and other relevant market factors as inputs, including security type, rating, vintage, tenor and its position in the capital structure of the issuer. The Company considers security prices from pricing services, index providers or broker-dealers to be Level 2 in the fair value hierarchy. Prices determined based upon model processes where at least one significant model assumption or input is unobservable, are considered to be Level 3 in the fair value hierarchy. The Company used model processes to price 29 fixed maturity securities as of December 31, 2010 and these securities were classified as Level 3.

        Broker-dealer quotations obtained to price securities are generally considered to be indicative and are nonactionable (i.e., non-binding).

        After analyzing level 3 prices provided by a third party pricing service, the Company determined it was necessary to reduce the pricing on one security based on the Company's own cash flow analysis.

Committed Capital Securities

        The fair value of committed capital securities ("CCS") represents the difference between the present value of remaining expected put option premium payments under AGC's CCS (the "AGC CCS Securities") and AGM's Committed Preferred Trust Securities (the "AGM CPS Securities") agreements and the value of such estimated payments based upon the quoted price for such premium payments as of the reporting dates (see Note 15). Changes in fair value of the AGM CPS and AGC CCS securities are recorded in the consolidated statements of operations. The significant market inputs used are observable, therefore, the Company classified this fair value measurement as Level 2.

Financial Guaranty Contracts in Insurance Form

        The fair value of the Company's financial guaranty contracts accounted for as insurance was based on management's estimate of what a similarly rated financial guaranty insurance company would demand to acquire the Company's in-force book of financial guaranty insurance business. This amount was based on the pricing assumptions management has observed in recent portfolio transfers that have occurred in the financial guaranty market and included adjustments to the carrying value of unearned premium reserve for stressed losses, ceding commissions and return on capital. The significant inputs for these inputs were not readily observable.

        The Company accordingly classified this fair value measurement as Level 3.

Long-Term Debt

        The Company's long-term debt, excluding notes payable, is valued by broker-dealers using third party independent pricing sources and standard market conventions. The market conventions utilize market quotations, market transactions in comparable instruments, and various relationships between instruments, such as yield to maturity.

        The fair value of the notes payable that are recorded within long-term debt was determined by calculating the present value of the expected cash flows. The Company uses a market approach to determine discounted future cash flows using market driven discount rates and a variety of assumptions

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

6. Fair Value Measurement (Continued)

if applicable including London Interbank Offered Rate ("LIBOR") curve projections, prepayment and default assumptions, and AGM CDS spreads.

Financial Guaranty Contracts Accounted for as Credit Derivatives

        The Company's credit derivatives consist primarily of insured CDS contracts, and also include net interest margin securitizations and interest rate swaps that fall under derivative accounting standards requiring fair value accounting through the statement of operations. The Company does not typically terminate its credit derivative contracts, and there are no quoted prices for its instruments or for similar instruments. The Company determines the fair value of its credit derivative contracts primarily through modeling that uses various inputs to derive an estimate of the value of the Company's contracts in principal markets. Observable inputs other than quoted market prices exist; however, these inputs reflect contracts that do not contain terms and conditions similar to the credit derivative contracts issued by the Company. Therefore, the valuation of credit derivative contracts requires the use of models that contain significant, unobservable inputs. The Company accordingly believes the credit derivative valuations are in Level 3 in the fair value hierarchy discussed above.

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

        The fair value of the Company's credit derivative contracts represents the difference between the present value of remaining expected net premiums the Company receives or pays for the credit protection and the estimated present value of premiums that a comparable credit-worthy financial guarantor would hypothetically charge or pay the Company for the same protection. The fair value of the Company's credit derivatives depends on a number of factors, including notional amount of the contract, expected term, credit spreads, changes in interest rates, the credit ratings of referenced entities, the Company's own credit risk and remaining contractual cash flows. The expected remaining contractual cash flows are the most readily observable inputs since they are based on the CDS contractual terms. These cash flows include net premiums and claims to be received or paid under the terms of the contract.

        Market conditions at December 31, 2010 were such that market prices of the Company's CDS contracts were not generally available. Since market prices were not available, the Company used proprietary valuation models that used both unobservable and observable market data inputs such as various market indices, credit spreads, the Company's own credit spread, and estimated contractual payments to estimate the fair value of its credit derivatives. These models are primarily developed internally based on market conventions for similar transactions.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

6. Fair Value Measurement (Continued)

terms and conditions similar to those observed in the financial guaranty market. The Company's models and the related assumptions are continuously reevaluated by management and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely and relevant market information.

        Valuation models include management estimates and current market information. Management is also required to make assumptions on how the fair value of credit derivative instruments is affected by current market conditions. Management considers factors such as current prices charged for similar agreements, when available, performance of underlying assets, life of the instrument, and the nature and extent of activity in the financial guaranty credit derivative marketplace. The assumptions that management uses to determine the fair value may change in the future due to market conditions. Due to the inherent uncertainties of the assumptions used in the valuation models to determine the fair value of these credit derivative products, actual experience may differ from the estimates reflected in the Company's consolidated financial statements and the differences may be material.

Assumptions and Inputs

        Listed below are various inputs and assumptions that are key to the establishment of the Company's fair value for CDS contracts.

        The key assumptions used in the Company's internally developed model include the following:

  •
  How gross spread is calculated: Gross spread is the difference between the yield of a security paid by an issuer on an insured versus uninsured basis or, in the case of a CDS transaction, the difference between the yield and an index such as the LIBOR. Such pricing is well established by historical financial guaranty fees relative to capital market spreads as observed and executed in competitive markets, including in financial guaranty reinsurance and secondary market transactions.

  •
  How gross spread is allocated: Gross spread on a financial guaranty accounted for as CDS is allocated among:

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

6. Fair Value Measurement (Continued)

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

        The Company obtains credit spreads on risks assumed from market data sources published by third parties (e.g. dealer spread tables for the collateral similar to assets within the Company's transactions) as well as collateral- specific spreads provided by trustees or obtained from market sources. If observable market credit spreads are not available or reliable for the underlying reference obligations, then market indices are used that most closely resemble the underlying reference obligations, considering asset class, credit quality rating and maturity of the underlying reference obligations. As discussed previously, these indices are adjusted to reflect the non-standard terms of the Company's CDS contracts. Market sources determine credit spreads by reviewing new issuance pricing for specific asset classes and receiving price quotes from their trading desks for the specific asset in question. Management validates these quotes by cross-referencing quotes received from one market source against quotes received from another market source to ensure reasonableness. In addition, the Company compares the relative change in price quotes received from one quarter to another, with the relative change experienced by published market indices for a specific asset class. Collateral specific spreads obtained from third-party, independent market sources are un-published spread quotes from market participants or market traders who are not trustees. Management obtains this information as the result of direct communication with these sources as part of the valuation process.

        For credit spreads on the Company's name the Company obtains the quoted price of CDS contracts traded on AGC and AGM from market data sources published by third parties.

  Example

        The following is an example of how changes in gross spreads, the Company's own credit spread and the cost to buy protection on the Company affect the amount of premium the Company can demand for its credit protection. The assumptions used in these examples are hypothetical amounts.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

6. Fair Value Measurement (Continued)

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

        In this example, the contractual cash flows (the Company premium received per annum above) exceed the amount a market participant would require the Company to pay in today's market to accept its obligations under the CDS contract, thus resulting in an asset. This credit derivative asset is equal to the difference in premium rates discounted at the corresponding LIBOR over the weighted average remaining life of the contract. The expected future cash flows for the Company's credit derivatives were discounted at rates ranging from 0.26% to 4.19% at December 31, 2010. The expected future cash flows for the Company's credit derivatives were discounted at rates ranging from 0.25% to 4.5% at December 31, 2009.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

6. Fair Value Measurement (Continued)

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

Information by Credit Spread Type

	As of December 31,
	2010	2009
Based on actual collateral specific spreads	5%	5%
Based on market indices	91%	90%
Provided by the CDS counterparty	4%	5%

Total	100%	100%

        The Company interpolates a curve based on the historical relationship between the premium the Company receives when a financial guaranty contract accounted for as CDS is closed to the daily closing price of the market index related to the specific asset class and rating of the deal. This curve indicates expected credit spreads at each indicative level on the related market index. For specific transactions where no price quotes are available and credit spreads need to be extrapolated, an alternative transaction for which the Company has received a spread quote from one of the first three sources within the Company's spread hierarchy is chosen. This alternative transaction will be within the same asset class, have similar underlying assets, similar credit ratings, and similar time to maturity. The Company then calculates the percentage of relative spread change quarter over quarter for the alternative transaction. This percentage change is then applied to the historical credit spread of the transaction for which no price quote was received in order to calculate the transactions' current spread. Counterparties determine credit spreads by reviewing new issuance pricing for specific asset classes and

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

6. Fair Value Measurement (Continued)

receiving price quotes from their trading desks for the specific asset in question. These quotes are validated by cross- referencing quotes received from one market source with those quotes received from another market source to ensure reasonableness. In addition, management compares the relative change experienced on published market indices for a specific asset class for reasonableness and accuracy.

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

  •
  At December 31, 2010 and December 31, 2009, the markets for the inputs to the model were highly illiquid, which impacts their reliability. However, the Company employs various procedures to corroborate the reasonableness of quotes received and calculated by the Company's internal valuation model, including comparing to other quotes received on similarly structured transactions, observed spreads on structured products with comparable underlying assets and, on a selective basis when possible, through second independent quotes on the same reference obligation.

  •
  Due to the non-standard terms under which the Company enters into derivative contracts, the fair value of its credit derivatives may not reflect the same prices observed in an actively traded

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

6. Fair Value Measurement (Continued)

    market of credit derivatives that do not contain terms and conditions similar to those observed in the financial guaranty market.

        Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of December 31, 2010 and December 31, 2009 these contracts are classified as Level 3 in the fair value hierarchy since there is reliance on at least one unobservable input deemed significant to the valuation model, most significantly the Company's estimate of the value of the non-standard terms and conditions of its credit derivative contracts and of the Company's current credit standing.

Fair Value Option on Financial Guaranty VIEs' Assets and Liabilities

        The Company elected the Fair Value Option for financial guaranty VIEs' assets and liabilities upon consolidation of financial guaranty VIEs on January 1, 2010 under the new VIE consolidation accounting standard described in Note 8.

        The VIEs that are consolidated by the Company issued securities collateralized by HELOCs, first lien RMBS, Alt-A first and second lien RMBS, subprime automobile loans, and other loans and receivables. As the lowest level input that is significant to the fair value measurement of these securities in its entirety was a Level 3 input (i.e. unobservable), management classified all such securities as Level 3 in the fair value hierarchy. The securities were priced with the assistance of an independent third-party using a discounted cash flow approach and the third-party's proprietary pricing models. The models to price the VIEs' liabilities used, where appropriate, inputs such as estimated prepayment speeds; market values of the assets that collateralize the securities; estimated default rates (determined on the basis of an analysis of collateral attributes, recoveries from excess spread or salvage, historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); discount rates implied by market prices for similar securities; house price depreciation/appreciation rates based on macroeconomic forecasts and, for those liabilities insured by the Company, the benefit from the Company's insurance policy guaranteeing the timely payment of principal and interest for the VIE tranches insured by the Company, taking into account the Company's own credit rating.

        The Company is not primarily liable for the debt obligations issued by the VIEs. AGL's insurance company subsidiaries that insure the debt would only be required to make payments on these debt obligations in the event that the issuer of such debt obligations defaults on any principal or interest due. The Company's creditors do not have any rights with regard to the assets of the VIEs.

        Changes in fair value of the financial guaranty VIEs' assets and liabilities are included in net change in financial guaranty variable interest entities within the consolidated statement of operations. Except for credit impairment, the unrealized fair value adjustments related to the consolidated VIEs will reverse to zero over the terms of these financial instruments.

        The total unpaid principal balance for the VIEs' assets that were over 90 days or more past due was approximately $1,199.1 million. The change in the instrument-specific credit risk of the VIEs' assets for the year ended December 31, 2010 was a loss of approximately $1,151.9 million. The difference between the aggregate unpaid principal and aggregate fair value of the VIEs' liabilities was approximately $2,204.6 million at December 31, 2010.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

6. Fair Value Measurement (Continued)

Financial Instruments Carried at Fair Value

        Amounts recorded at fair value in the Company's financial statements are included in the tables below.

Fair Value Hierarchy of Financial Instruments
As of December 31, 2010

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Investment portfolio, available-for-sale:
Fixed maturity securities
U.S. government and agencies	$1,048.2	$—	$1,048.2	$—
Obligations of state and political subdivisions	4,959.9	—	4,959.9	—
Corporate securities	992.5	—	992.5	—
Mortgage-backed securities:
RMBS	1,184.1	—	1,071.7	112.4
CMBS	379.1	—	379.1	—
Asset-backed securities	502.9	—	292.7	210.2
Foreign government securities	348.6	—	348.6	—

Total fixed maturity securities	9,415.3	—	9,092.7	322.6
Short-term investments	1,031.6	253.4	778.2	—
Other invested assets(1)	33.3	0.2	21.4	11.7
Credit derivative assets	592.9	—	—	592.9
Financial guaranty VIEs' assets, at fair value	4,334.4	—	—	4,334.4
Other assets	44.4	25.7	18.7	—

Total assets carried at fair value	$15,451.9	$279.3	$9,911.0	$5,261.6

Liabilities:
Credit derivative liabilities	$2,465.5	$—	$—	$2,465.5
Financial guaranty VIEs' liabilities with recourse, at fair value	2,927.0	—	—	2,927.0
Financial guaranty VIEs' liabilities without recourse, at fair value	2,014.1	—	—	2,014.1
Other liabilities	0.1	—	0.1	—

Total liabilities carried at fair value	$7,406.7	$—	$0.1	$7,406.6

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

6. Fair Value Measurement (Continued)

Fair Value Hierarchy of Financial Instruments
As of December 31, 2009

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Investment portfolio, available-for-sale:
Fixed maturity securities
U.S. government and agencies	$1,037.6	$—	$1,037.6	$—
Obligations of state and political subdivisions	5,039.5	—	5,039.5	—
Corporate securities	625.5	—	625.5
Mortgage-backed securities:				—
RMBS	1,464.6	—	1,464.6	—
CMBS	227.2	—	227.2	—
Asset-backed securities	388.9	—	185.0	203.9
Foreign government securities	356.6	—	356.6	—

Total fixed maturity securities	9,139.9	—	8,936.0	203.9
Short-term investments	1,668.3	437.2	1,231.1	—
Other invested assets(1)	34.4	1.8	21.3	11.3
Credit derivative assets	492.5	—	—	492.5
Other assets	32.4	22.9	9.5	—

Total assets carried at fair value	$11,367.5	$461.9	$10,197.9	$707.7

Liabilities:
Credit derivative liabilities	$2,034.6	$—	$—	$2,034.6
Other liabilities	0.1	—	0.1	—

Total liabilities carried at fair value	$2,034.7	$—	$0.1	$2,034.6

(1)
Includes mortgage loans that are recorded at fair value on a non-recurring basis. At December 31, 2010 and December 31, 2009, such investments were carried at their market value of $9.4 million and $11.1 million, respectively. The mortgage loans are classified as Level 3 of the fair value hierarchy as there are significant unobservable inputs used in the valuation of such loans. An indicative dealer quote is used to price the non-performing portion of these mortgage loans. The performing loans are valued using management's determination of future cash flows arising from these loans, discounted at the rate of return that would be required by a market participant. This rate of return is based on indicative dealer quotes.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

6. Fair Value Measurement (Continued)

Changes in Level 3 Fair Value Measurements

        The table below presents a rollforward of the Company's financial instruments whose fair value included significant unobservable inputs (Level 3) during the years ended December 31, 2010, 2009 and 2008.

Fair Value Level 3 Rollforward

				Year Ended December 31, 2010
				Total Pre-tax Realized/ Unrealized Gains/ (Losses)(1) Recorded in:							Change in Unrealized Gains/ (Losses) Related to Financial Instruments Held at December 31, 2010
	Fair Value at December 31, 2009	Adoption of New Accounting Standard	Fair Value at January 1, 2010				Purchases, Issuances, Settlements, net		Transfers in and/or out of Level 3	Fair Value at December 31, 2010
				Net Income (Loss)		Other Comprehensive Income (Loss)		Consolidations, Deconsolidations, net
	(in millions)
Fixed maturity securities	$203.9	$—	$203.9	$(14.7	)(2)	$(31.7)	$91.2	$—	$73.9	$322.6	$(31.7)
Other invested assets	0.2	—	0.2	—	(4)	(0.5)	2.6	—	—	2.3	—
Financial guaranty VIEs' assets. at fair value	—	1,925.3	1,925.3	84.8	(3)	—	(282.4)	2,606.7	—	4,334.4	243.2
Credit derivative asset (liability), net(5)	(1,542.1)	—	(1,542.1)	(4.3	)(6)	—	(326.2)	—	—	(1,872.6)	(123.6)
Financial guaranty VIEs' liabilities with recourse, at fair value	—	(2,110.9)	(2,110.9)	(45.4	)(3)	—	359.2	(1,129.9)	—	(2,927.0)	(323.8)
Financial guaranty VIEs' liabilities without recourse, at fair value	—	(226.0)	(226.0)	(35.4	)(3)	—	91.7	(1,844.4)	—	(2,014.1)	(7.5)

			Year Ended December 31, 2009
			Total Pre-tax Realized/ Unrealized Gains/ (Losses)(1) Recorded in:						Change in Unrealized Gains/ (Losses) Related to Financial Instruments Held at December 31, 2009
	Fair Value at December 31, 2008					Purchases, Issuances, Settlements, net	Transfers in and/or out of Level 3	Fair Value at December 31, 2009
		AGMH Acquisition	Net Income (Loss)		Other Comprehensive Income (Loss)
	(in millions)
Fixed maturity securities	$—	$219.4	$(0.7	)(2)	$—	$(14.8)	$—	$203.9	$(0.7)
Other invested assets	—	—	(4.3	)(4)	—	4.5	—	0.2	(4.4)
Credit derivative asset (liability), net(5)	(586.8)	(622.8)	(174.3	)(6)	—	(158.2)	—	(1,542.1)	(328.1)

(1)
Realized and unrealized gains (losses) from changes in values of Level 3 financial instruments represent gains (losses) from changes in values of those financial instruments only for the periods in which the instruments were classified as Level 3.

(2)
Included in net realized investment gains (losses) and net investment income.

(3)
Included in net change in financial guaranty variable interest entities.

(4)
Recorded in other income.

(5)
Represents net position of credit derivatives. The consolidated balance sheet presents gross assets and liabilities based on net counterparty exposure.

(6)
Reported in net change in fair value of credit derivatives.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

6. Fair Value Measurement (Continued)

        The carrying amount and estimated fair value of the Company's financial instruments are presented in the following table:

Fair Value of Financial Instruments

	As of December 31, 2010		As of December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Assets:
Fixed maturity securities	$9,415.3	$9,415.3	$9,139.9	$9,139.9
Short-term investments	1,031.6	1,031.6	1,668.3	1,668.3
Credit derivative assets	592.9	592.9	492.5	492.5
Other invested assets	259.8	269.7	154.4	162.1
Financial guaranty VIEs' assets	4,334.4	4,334.4	—	—
Other assets	44.4	44.4	32.4	32.4
Liabilities:
Financial guaranty insurance contracts(1)	4,766.3	5,595.8	5,971.8	7,020.5
Long-term debt	1,052.9	1,074.5	1,066.5	1,076.3
Credit derivative liabilities	2,465.5	2,465.5	2,034.6	2,034.6
Financial guaranty VIEs' liabilities with recourse	2,927.0	2,927.0	762.7	762.7
Financial guaranty VIEs' liabilities without recourse	2,014.1	2,014.1	—	—
Other liabilities	0.1	0.1	0.1	0.1

(1)
Includes the balance sheet amounts related to financial guaranty insurance contract premiums and losses, net of reinsurance.

7. Financial Guaranty Contracts Accounted for as Credit Derivatives

Accounting Policy

        Credit derivatives are recorded at fair value. Changes in fair value are recorded in "net change in fair value of credit derivatives" on the consolidated statement of operations. Realized gains and other settlements on credit derivatives include credit derivative premiums received and receivable for credit protection the Company has sold under its insured CDS contracts, premiums paid and payable for credit protection the Company has purchased, contractual claims paid and payable and received and receivable related to insured credit events under these contracts, ceding commissions (expense) income and realized gains or losses related to their early termination. Net unrealized gains (losses) on credit derivatives represent the adjustments for changes in fair value in excess of realized gains and other settlements that are recorded in each reporting period. Fair value of credit derivatives is reflected as either net assets or net liabilities determined on a contract by contract basis in the Company's consolidated balance sheets. See Note 6 for a discussion on the fair value methodology for credit derivatives.

Credit Derivatives

        The Company has a portfolio of financial guaranty contracts accounted for as derivatives (primarily CDS) that meet the definition of a derivative in accordance with GAAP. Management considers these agreements to be a normal part of its financial guaranty business. A loss payment is made only upon the occurrence of one or more defined credit events with respect to the referenced securities or loans. A credit event may be a non-payment event such as a failure to pay, bankruptcy or restructuring, as negotiated by the parties to the credit derivative transactions. Credit derivative transactions are governed by ISDA documentation and operate differently from financial guaranty contracts accounted

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

7. Financial Guaranty Contracts Accounted for as Credit Derivatives (Continued)

for as insurance. For example, the Company's control rights with respect to a reference obligation under a credit derivative may be more limited than when the Company issues a financial guaranty contract accounted for as insurance. In addition, while the Company's exposure under credit derivatives, like the Company's exposure under financial guaranty contracts accounted for as insurance, has been generally for as long as the reference obligation remains outstanding, unlike financial guaranty contracts, a credit derivative may be terminated for a breach of the ISDA documentation or other specific events. If events of default or termination events specified in the credit derivative documentation were to occur, the non-defaulting or the non-affected party, which may be either the Company or the counterparty, depending upon the circumstances, may decide to terminate a credit derivative prior to maturity. The Company may be required to make a termination payment to its swap counterparty upon such termination.

Credit Derivative Net Par Outstanding by Sector

        The estimated remaining weighted average life of credit derivatives was 4.9 years at December 31, 2010 and 6.0 years at December 31, 2009. The components of the Company's credit derivative net par outstanding as of December 31, 2010 and December 31, 2009 are:

Net Par Outstanding on Credit Derivatives

	As of December 31, 2010				As of December 31, 2009
Asset Type	Original Subordination(1)	Current Subordination(1)	Net Par Outstanding	Weighted Average Credit Rating(2)	Original Subordination(1)	Current Subordination(1)	Net Par Outstanding	Weighted Average Credit Rating(2)
	(dollars in millions)
Financial Guaranty Direct:
Pooled corporate obligations:
CLOs/CBOs	32.2%	30.4%	$45,953	AAA	31.1%	27.4%	$49,447	AAA
Synthetic investment grade pooled corporate(3)	19.2	17.6	14,905	AAA	19.2	17.7	14,652	AAA
Synthetic high yield pooled corporate	39.4	34.6	7,316	AAA	36.7	34.4	11,040	AAA
TruPS CDOs	46.8	32.0	5,757	BB+	46.6	37.3	6,041	BBB-
Market value CDOs of corporate obligations	36.0	42.9	5,069	AAA	32.1	36.9	5,401	AAA

Total pooled corporate obligations	31.7	29.3	79,000	AAA	30.9	27.9	86,581	AAA
U.S. RMBS:
Alt-A option ARMs and Alt-A first lien	19.7	17.0	4,767	B+	20.3	22.0	5,662	BB
Subprime first lien (including net interest margin)	27.9	50.4	4,460	A+	27.6	52.4	4,970	A+
Prime first lien	10.9	10.3	468	B	10.9	11.1	560	BB
Closed end second lien and HELOCs(4)	—	—	81	B	—	—	111	B

Total U.S. RMBS	23.1	32.4	9,776	BBB-	22.9	34.6	11,303	BBB
CMBS	29.8	31.3	6,751	AAA	28.5	30.9	7,191	AAA
Other	—	—	12,612	A+	—	—	15,700	AA-

Total Financial Guaranty Direct			108,139	AA+			120,775	AA+
Financial Guaranty Reinsurance			1,632	AA-			1,642	AA-

Total			$109,771	AA+			$122,417	AA+

(1)
Represents the sum of subordinate tranches and over-collateralization and does not include any benefit from excess interest collections that may be used to absorb losses.

(2)
Based on the Company's internal rating. The Company's rating scale is similar to that used by the NRSROs; however, the ratings in the above table may not be the same as ratings assigned by any such rating agency.

(3)
Increase in net par outstanding in the synthetic investment grade pooled corporate sector is due principally to the reassumption of a previously ceded book of business.

(4)
Many of the CES transactions insured by the Company have unique structures whereby the collateral may be written down for losses without a correspondence write-down of the obligations insured by the Company. Many of these transactions are currently under-collateralized, with the principal amount of collateral being less than the principal amount of the obligation insured by the Company. The Company is not required to pay principal shortfalls until legal maturity (rather than making timely principal payments), and takes the under-collateralization into account when estimating expected losses for these transactions.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

7. Financial Guaranty Contracts Accounted for as Credit Derivatives (Continued)

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

        The Company's TruPS CDO asset pools are generally less diversified by obligors and industries than the typical CLO asset pool. Also, the underlying collateral in TruPS CDOs consists primarily of subordinated debt instruments such as TruPS CDOs issued by banks, real estate investment trusts and insurance companies, while CLOs typically contain primarily senior secured obligations. Finally, TruPS CDOs typically contain interest rate hedges that may complicate the cash flows. However, to mitigate these risks TruPS CDOs were typically structured with higher levels of embedded credit enhancement than typical CLOs.

        The Company's exposure to "Other" CDS contracts is also highly diversified. It includes $3.4 billion of exposure to three pooled infrastructure transactions comprised of diversified pools of international infrastructure project transactions and loans to regulated utilities. These pools were all structured with underlying credit enhancement sufficient for the Company to attach at super senior AAA levels. The remaining $9.2 billion of exposure in "Other" CDS contracts is comprised of numerous deals typically structured with significant underlying credit enhancement and spread across various asset classes, such as commercial receivables, international RMBS securities, infrastructure, regulated utilities and consumer receivables.

        The following table summarizes net par outstanding by rating of the Company's direct credit derivatives as of December 31, 2010 and December 31, 2009.

Distribution of Direct Credit Derivative Net Par Outstanding by Rating(1)

	December 31, 2010		December 31, 2009
Ratings(1)	Net Par Outstanding	% of Total	Net Par Outstanding	% of Total
	(dollars in millions)
Super Senior	$29,344	27.1%	$41,307	34.2%
AAA	49,751	46.0	40,065	33.2
AA	7,937	7.3	14,613	12.1
A	6,471	6.0	8,255	6.8
BBB	6,278	5.8	9,076	7.5
BIG	8,358	7.8	7,459	6.2

Total direct credit derivative net par outstanding	$108,139	100.0%	$120,775	100.0%

(1)
Assured Guaranty's internal rating. The Company's ratings scale is similar to that used by the NRSROs; however, the ratings in the above table may not be the same as ratings assigned by any such rating agency. The super senior category, which is not generally used by rating agencies, is used by the Company in instances where Assured Guaranty's AAA-rated exposure on its internal rating scale has additional credit enhancement due to either (1) the existence of another security rated AAA that is subordinated to Assured Guaranty's exposure or (2) Assured Guaranty's exposure benefiting from a different form of credit enhancement that would pay any claims first in the event that any of the exposures incurs a loss, and such credit enhancement, in management's opinion, causes Assured Guaranty's attachment point to be materially above the AAA attachment point.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

7. Financial Guaranty Contracts Accounted for as Credit Derivatives (Continued)

        The following tables present additional details about the Company's unrealized U.S. RMBS CDS by vintage:

U.S. Residential Mortgage-Backed Securities

	December 31, 2010
Vintage	Original Subordination(1)	Current Subordination(1)	Net Par Outstanding (in millions)	Weighted Average Credit Rating(2)	Full Year 2010 Unrealized Gain (Loss) (in millions)
2004 and Prior	6.2%	19.9%	$165	A	$(0.5)
2005	27.2	55.6	3,086	AA-	(1.9)
2006	29.0	37.5	1,563	BBB	(13.7)
2007	18.7	14.7	4,962	B	(287.4)
2008	—	—	—	—	—
2009	—	—	—	—	—
2010	—	—	—	—	—

Total	23.1%	32.4%	$9,776	BBB-	$(303.5)

(1)
Represents the sum of subordinate tranches and over-collateralization and does not include any benefit from excess interest collections that may be used to absorb losses.

(2)
Based on the Company's internal rating. The Company's rating scale is similar to that used by the NRSROs; however, the ratings in the above table may not be the same as ratings assigned by any such rating agency.

        The following table presents additional details about the Company's CMBS transactions by vintage:

Commercial Mortgage-Backed Securities

	December 31, 2010
Vintage	Original Subordination(1)	Current Subordination(1)	Net Par Outstanding (in millions)	Weighted Average Credit Rating(2)	Full Year 2010 Unrealized Gain (Loss) (in millions)
2004 and Prior	29.3%	47.0%	$458	AAA	$0.1
2005	17.7	25.4	681	AAA	0.2
2006	28.0	28.5	4,197	AAA	5.8
2007	41.1	37.3	1,415	AAA	4.0
2008	—	—	—	—	—
2009	—	—	—	—	—
2010	—	—	—	—	—

Total	29.8%	31.3%	$6,751	AAA	$10.1

(1)
Represents the sum of subordinate tranches and over-collateralization and does not include any benefit from excess interest collections that may be used to absorb losses.

(2)
Based on the Company's internal rating. The Company's rating scale is similar to that used by the NRSROs; however, the ratings in the above table may not be the same as ratings assigned by any such rating agency.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

7. Financial Guaranty Contracts Accounted for as Credit Derivatives (Continued)

Net Change in Fair Value of Credit Derivatives

        The following table disaggregates the components of net change in fair value of credit derivatives.

Net Change in Fair Value of Credit Derivatives

	Year Ended December 31,
	2010	2009	2008
	(in millions)
Net credit derivative premiums received and receivable	$206.8	$168.1	$118.1
Net ceding commissions (paid and payable) received and receivable	3.5	2.2	(0.9)

Realized gains on credit derivatives	210.3	170.3	117.2
Net credit derivative losses (paid and payable) recovered and recoverable	(56.8)	(6.7)	0.4

Total realized gains and other settlements on credit derivatives	153.5	163.6	117.6
Total unrealized gains and other settlements on credit derivatives	(157.8)	(337.8)	38.0

Net change in fair value of credit derivatives	$(4.3)	$(174.2)	$155.6

        Changes in the fair value of credit derivatives occur primarily because of changes in interest rates, credit spreads, credit ratings of the referenced entities, realized gains and other settlements, and the issuing company's own credit rating, credit spreads and other market factors. Except for estimated credit impairments (i.e., net expected payments), the unrealized gains and losses on credit derivatives is expected to reduce to zero as the exposure approaches its maturity date. During 2010 and 2009, the Company made $44.1 million and $17.7 million in claim payments on credit derivatives, respectively. With considerable volatility continuing in the market, unrealized gains (losses) on credit derivatives may fluctuate significantly in future periods.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

7. Financial Guaranty Contracts Accounted for as Credit Derivatives (Continued)

Net Change in Unrealized Gains (Losses) in Credit Derivatives
By Sector

	Year Ended December 31,
Asset Type	2010	2009	2008
	(in millions)
Financial Guaranty Direct:
Pooled corporate obligations:
CLOs/CBOs	$2.1	$152.3	$263.3
Synthetic investment grade pooled corporate	(1.9)	(24.0)	3.8
Synthetic high yield pooled corporate	11.4	95.1	—
TruPS CDOs	59.1	(44.1)	7.5
Market value CDOs of corporate obligations	(0.1)	(0.6)	48.7
Commercial real estate	—	—	7.5
CDO of CDOs (corporate)	—	6.3	(3.4)

Total pooled corporate obligations	70.6	185.0	327.4
U.S. RMBS:
Alt-A option ARMs and Alt-A first lien	(283.1)	(429.3)	(194.9)
Subprime first lien (including net interest margin)	(10.1)	4.9	185.4
Prime first lien	(8.3)	(85.2)	5.2
Closed end second lien and HELOCs	(2.0)	11.6	0.3

Total U.S. RMBS	(303.5)	(498.0)	(4.0)
CMBS	10.1	(41.1)	79.0
Other(1)	65.6	6.7	(336.7)

Total Financial Guaranty Direct	(157.2)	(347.4)	65.7
Financial Guaranty Reinsurance	(0.6)	9.6	(27.7)

Total	$(157.8)	$(337.8)	$38.0

(1)
"Other" includes all other U.S. and international asset classes, such as commercial receivables, international infrastructure, international RMBS securities, and pooled infrastructure securities.

        In 2010, U.S. RMBS unrealized fair value losses were generated primarily in the Alt-A option ARM and Alt-A first lien sector due to wider implied net spreads. The wider implied net spreads were a result of internal ratings downgrades on several of these Alt-A option ARM and Alt-A first lien policies. The unrealized fair value gain within the TruPS CDO and Other asset classes resulted from tighter implied spreads. These transactions were pricing above their floor levels (or the minimum rate at which the Company would consider assuming these risks based on historical experience); therefore when the cost of purchasing CDS protection on AGC and AGM increased, which management refers to as the CDS spread on AGC or AGM, the implied spreads that the Company would expect to receive on these transactions decreased. During 2010, AGC's and AGM's spreads widened. However, gains due to the widening of the Company's own CDS spreads were offset by declines in fair value resulting from price changes and the internal downgrades of several U.S. RMBS policies referenced above.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

7. Financial Guaranty Contracts Accounted for as Credit Derivatives (Continued)

continuing market concerns over the most recent vintages of Subprime RMBS and trust-preferred securities.

        The 2008 gain included an amount of $4.1 billion associated with the change in AGC's credit spread, which widened substantially from 180 basis points at December 31, 2007 to 1,775 basis points at December 31, 2008. Management believed that the widening of AGC's credit spread was due to the correlation between AGC's risk profile and that experienced currently by the broader financial markets and increased demand for credit protection against AGC as the result of its increased business volume. Offsetting the gain attributable to the significant increase in AGC's credit spread were declines in fixed income security market prices primarily attributable to widening spreads in certain markets as a result of the continued deterioration in credit markets and some credit rating downgrades, rather than from delinquencies or defaults on securities guaranteed by the Company. The higher credit spreads in the fixed income security market were due to the lack of liquidity in the high yield CDO and CLO markets as well as continuing market concerns over the most recent vintages of subprime RMBS and CMBS.

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

Effect of the Company's Credit Spread on Credit Derivatives Fair Value

	As of December 31,
	2010	2009	2008
	(dollars in millions)
Quoted price of CDS contract (in basis points):
AGC	804	634	1,775
AGM	650	541 (1)	N/A
Fair value gain (loss) of credit derivatives:
Before considering implication of the Company's credit spreads	$(5,543.9)	$(5,830.8)	$(4,734.4)
After considering implication of the Company's credit spreads	$(1,872.6)	$(1,542.1)	$(586.8)

(1)
The quoted price of CDS contract for AGM was 1,047 basis points at July 1, 2009.

Components of Credit Derivative Assets (Liabilities)

	As of December 31,
	2010	2009
	(in millions)
Credit derivative assets	$592.9	$492.5
Credit derivative liabilities	(2,465.5)	(2,034.6)

Net fair value of credit derivatives	$(1,872.6)	$(1,542.1)

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

7. Financial Guaranty Contracts Accounted for as Credit Derivatives (Continued)

        As of December 31, 2010, AGC's and AGM's credit spreads remained relatively wide compared to pre-2007 levels, as did general market spreads. The $5.5 billion liability as of December 31, 2010, which represents the fair value of CDS contracts before considering the implications of AGC's and AGM's credit spreads, is a direct result of continued wide credit spreads in the fixed income security markets, and ratings downgrades. The asset classes that remain most affected are recent vintages of Subprime RMBS and Alt-A deals, as well as trust-preferred securities. When looking at December 31, 2010 compared to December 31, 2009, there was tightening of general market spreads as well as a run-off in net par outstanding, resulting in a gain of approximately $287 million before taking into account AGC or AGM's credit spreads.

        Management believes that the trading level of AGC's and AGM's credit spreads are due to the correlation between AGC's and AGM's risk profile and that experienced currently by the broader financial markets and increased demand for credit protection against AGC and AGM as the result of its direct segment financial guaranty volume as well as the overall lack of liquidity in the CDS market. Offsetting the benefit attributable to AGC's and AGM's credit spread were declines in fixed income security market prices primarily attributable to widening spreads in certain markets as a result of the continued deterioration in credit markets and some credit rating downgrades. The higher credit spreads in the fixed income security market are due to the lack of liquidity in the high yield CDO and collateralized loan obligation ("CLO") markets as well as continuing market concerns over the most recent vintages of subprime RMBS.

Ratings Sensitivities of Credit Derivative Contracts

        Some of the Company's CDS have rating triggers that allow the CDS counterparty to terminate in the case of a rating downgrade. If the ratings of certain of the Company's insurance subsidiaries were reduced below certain levels and the Company's counterparty elected to terminate the CDS, the Company could be required to make a termination payment on certain of its credit derivative contracts, as determined under the relevant documentation. Under certain documents, the Company may have the right to cure the termination event by posting collateral, assigning its rights and obligations in respect of the transactions to a third party or seeking a third party guaranty of the obligations of the Company. The Company currently has three ISDA master agreements under which the applicable counterparty could elect to terminate transactions upon a rating downgrade of AGC: if AGC's ratings were downgraded to BBB- or Baa3, $90 million in par insured could be terminated by one counterparty; and if AGC's ratings were downgraded to BB+ or Ba1, approximately $2.8 billion in par insured could be terminated by the other two counterparties. None of AG Re, Assured Guaranty Re Overseas Ltd. ("AGRO") or AGM has any material CDS exposure subject to termination based on its rating. The Company does not believe that it can accurately estimate the termination payments it could be required to make if, as a result of any such downgrade, a CDS counterparty terminated its CDS contracts with the Company. These payments could have a material adverse effect on the Company's liquidity and financial condition.

        Under a limited number of other CDS contracts, the Company may be required to post eligible securities as collateral—generally cash or U.S. government or agency securities. For certain of such contracts, this requirement is based on a mark-to-market valuation, as determined under the relevant documentation, in excess of contractual thresholds that decline or are eliminated if the ratings of certain of the Company's insurance subsidiaries decline. Under other contracts, the Company has negotiated caps such that the posting requirement cannot exceed a certain amount. As of December 31, 2010, and without giving effect to thresholds that apply at current ratings, the amount of par that is subject to collateral posting is approximately $18.8 billion, for which the Company has agreed to post approximately $765.9 million of collateral. The Company may be required to post additional collateral

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

7. Financial Guaranty Contracts Accounted for as Credit Derivatives (Continued)

from time to time, depending on its ratings and on the market values of the transactions subject to the collateral posting. Counterparties have agreed that for approximately $18.0 billion of that $18.8 billion, the maximum amount that the Company could be required to post is capped at $635 million at current rating levels (which amount is included in the $765.9 million as to which the Company has agreed to post). Such cap increases by $50 million to $685 million in the event AGC's ratings are downgraded to A+ or A3.

Sensitivity to Changes in Credit Spread

        The following table summarizes the estimated change in fair values on the net balance of the Company's credit derivative positions assuming immediate parallel shifts in credit spreads on AGC and AGM and on the risks that they both assume:

	As of December 31, 2010
Credit Spreads(1)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss) (Pre-Tax)
	(in millions)
100% widening in spreads	$(3,964.4)	$(2,091.8)
50% widening in spreads	(2,926.0)	(1,053.4)
25% widening in spreads	(2,401.9)	(529.3)
10% widening in spreads	(2,086.8)	(214.2)
Base Scenario	(1,872.6)	—
10% narrowing in spreads	(1,709.6)	163.0
25% narrowing in spreads	(1,465.2)	407.4
50% narrowing in spreads	(1,062.5)	810.1

(1)
Includes the effects of spreads on both the underlying asset classes and the Company's own credit spread.

8. Consolidation of Variable Interest Entities

        The Company has not originated any VIEs nor acted as the servicer or collateral manager for any VIE deals that it insures. The Company provides financial guaranties with respect to debt obligations of special purpose entities, including VIEs. The transaction structure generally provides certain financial protections to the Company. This financial protection can take several forms, the most common of which are over-collateralization, first loss protection (or subordination) and excess spread. In the case of over-collateralization (i.e., the principal amount of the securitized assets exceeds the principal amount of the structured finance obligations guaranteed by the Company), the structure allows defaults of the securitized assets before a default is experienced on the structured finance obligation guaranteed by the Company. In the case of first loss, the financial guaranty insurance policy only covers a senior layer of losses of multiple obligations issued by special purpose entities, including VIEs. The first loss exposure with respect to the assets is either retained by the seller or sold off in the form of equity or mezzanine debt to other investors. In the case of excess spread, the financial assets contributed to special purpose entities, including VIEs, generate cash flows that are in excess of the interest payments on the debt issued by the special purpose entity. Such excess spread is typically distributed through the transaction's cash flow waterfall and may be used to create additional credit enhancement, applied to redeem debt issued by the special purpose entities, including VIEs (thereby, creating additional over-collateralization), or distributed to equity or other investors in the transaction.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

8. Consolidation of Variable Interest Entities (Continued)

Accounting Policy

        For all years presented, the Company has evaluated whether it was the primary beneficiary or control party of its VIEs. If the Company concludes that it is the primary beneficiary it is required to consolidate the entire VIE in the Company's financial statements. The accounting rules governing the criteria for determining the primary beneficiary or control party of VIEs changed effective January 1, 2010.

        Prior to January 1, 2010, the Company determined whether it was the primary beneficiary of a VIE by first performing a qualitative analysis of the VIE that included, among other factors, its capital structure, contractual terms, which variable interests create or absorb variability, related party relationships and the design of the VIE. The Company performed a quantitative analysis when qualitative analysis was not conclusive.

        Effective January 1, 2010, accounting standards now require the Company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise that has both 1) the power to direct the activities of a VIE that most significantly impact the entity's economic performance; and 2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Additionally, this guidance requires an ongoing reassessment of whether the Company is the primary beneficiary of a VIE.

        As part of the terms of its financial guarantee contracts, the Company obtains certain protective rights with respect to the VIE that are triggered by the occurrence of certain events, such as failure to be in compliance with a covenant due to poor deal performance or a deterioration in a servicer or collateral manager's financial condition. At deal inception, the Company typically is not deemed to control a VIE; however, once a trigger event occurs, the Company's control of the VIE typically increases. The Company continuously evaluates its power to direct the activities that most significantly impact the economic performance of VIEs that have debt obligations insured by the Company and, accordingly, where the Company is obligated to absorb VIE losses that could potentially be significant to the VIE. The Company obtains protective rights under its insurance contracts that give the Company additional controls over a VIE if there is either deterioration of deal performance or in the financial health of the deal servicer. Under GAAP, the Company is deemed to be the control party typically when its protective rights give it the power to both terminate and replace the deal servicer.

        VIEs' liabilities insured by the Company are considered to be with recourse, since the Company guarantees the payment of principal and interest regardless of the performance of the related VIEs' assets. VIEs' liabilities not insured by the Company are considered to be non-recourse, since the payment of principal and interest of these liabilities is wholly dependent on the performance of the VIEs' assets.

Adoption of Consolidation of VIE Standard on January 1, 2010

        The new accounting mandated the accounting changes prescribed by the statement to be recognized by the Company as a cumulative effect adjustment to retained earnings on January 1, 2010. This cumulative effect was a $206.5 million after-tax decrease to the opening retained earnings balance

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

8. Consolidation of Variable Interest Entities (Continued)

due to the consolidation of 21 VIEs at fair value. The impact of adopting the new accounting guidance on the Company's balance sheet was as follows:

	As of December 31, 2009	Transition Adjustment	As of January 1, 2010
	(in millions)
Assets:
Premiums receivable, net of ceding commissions payable	$1,418.2	$(19.1)	$1,399.1
Deferred tax asset, net	1,158.2	111.2	1,269.4
Financial guaranty variable interest entities' assets	762.3	1,163.0	1,925.3
Total assets	16,802.7	1,255.1	18,057.8
Liabilities and shareholders' equity:
Unearned premium reserve	8,400.2	(129.9)	8,270.3
Loss and LAE reserve	289.5	16.9	306.4
Financial guaranty variable interest entities' liabilities with recourse	762.7	1,348.2	2,110.9
Financial guaranty variable interest entities' liabilities without recourse	—	226.0	226.0
Total liabilities	13,282.6	1,461.2	14,743.8
Retained earnings	789.9	(206.5)	583.4
Total shareholders' equity attributable to Assured Guaranty Ltd.	3,520.5	(206.5)	3,314.0
Noncontrolling interest of financial guaranty variable interest entities	(0.4)	0.4	—
Total shareholders' equity	3,520.1	(206.1)	3,314.0
Total liabilities and shareholders' equity	16,802.7	1,255.1	18,057.8

        At December 31, 2009, the Company consolidated four VIEs that had issued debt obligations insured by the Company. Under the new accounting standard effective January 1, 2010, consolidation was no longer required and, accordingly, the four VIEs were deconsolidated at fair value, which was approximately $791.9 million in VIEs' assets and $788.7 million in VIEs' liabilities. The impact of this deconsolidation is included in the "Transition Adjustment" amounts above.

        The Company is not primarily liable for the debt obligations issued by the VIEs it insures and would only be required to make payments on these debt obligations in the event that the issuer of such debt obligations defaults on any principal or interest due. The Company's creditors do not have any rights with regard to the assets of the VIEs.

Consolidated VIEs

        During the year ended December 31, 2010, the Company determined that based on the assessment of its control rights over servicer or collateral manager replacement, given that servicing/managing collateral were deemed to be the VIEs' most significant activities, ten additional VIEs required consolidated and two VIEs were required to be deconsolidated, bringing the total consolidated VIEs to 29 at December 31, 2010. This resulted in an increase in financial guaranty variable interest entities' assets net of $2,606.8 million, an increase in financial guaranty variable interest entities' liabilities of $2,974.4 million and a net loss on consolidation of $241.9 million, which was included in "net change in financial guaranty variable interest entities" in the consolidated statement of operations.

        The financial reports of the consolidated VIEs are prepared by outside parties and are not available within the time constraints that the Company requires to ensure the financial accuracy of the

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

8. Consolidation of Variable Interest Entities (Continued)

operating results. As such, the financial results of the VIEs are consolidated on a one quarter lag. Effective January 1, 2010, the Company has elected the fair value option for assets and liabilities classified as financial guaranty variable interest entities' assets and liabilities. Upon consolidation of financial guaranty VIEs on January 1, 2010, the Company elected the fair value option because the carrying amount transition method was not practical.

        The table below shows the carrying value of the consolidated VIEs' assets and liabilities in the Company's consolidated financial statements, segregated by the types of assets held by VIEs that collateralize their respective debt obligations:

Consolidated VIEs
By Type of Collateral

	As of December 31, 2010		As of December 31, 2009
	Assets	Liabilities	Assets	Liabilities
	(in millions)
HELOCs	$857.1	$1,021.2	$—	$—
First liens:
Subprime	528.7	612.7	—	—
Option ARMs	1,303.5	1,587.5	—	—
Alt-A second liens	747.4	822.0	—	—
Automobile loans	486.8	486.8	—	—
Life insurance	304.8	304.8	—	—
Credit card loans	106.1	106.1	233.4	233.1
Health care receivables	—	—	211.8	212.5
Consumer loans	—	—	199.2	199.2
Gas pipeline tariffs	—	—	117.9	117.9

Total	$4,334.4	$4,941.1	$762.3	$762.7

        The table below shows the income statement activity of the consolidated VIEs:

Components of Net Change in Financial Guaranty VIEs

	Year Ended December 31,
	2010	2009
	(in millions)
Interest income	$212.7	$7.8
Interest expense	(81.8)	(7.6)
Net realized and unrealized gains (losses) on assets	(288.1)	—
Net realized and unrealized gains (losses) on liabilities with recourse	41.5	—
Net realized and unrealized gains (losses) on liabilities without recourse	5.6	—
Other income	4.3	0.8
Other expenses	(77.3)	(2.2)

Net change in financial guaranty variable interest entities	$(183.1)	$(1.2)

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

8. Consolidation of Variable Interest Entities (Continued)

Effect of Consolidating Financial Guaranty VIEs on Net Income
and Shareholders' Equity attributable to AGL

Year Ended December 31, 2010
(in millions)
Net earned premiums	$(47.6)
Net change in financial guaranty VIEs	(183.1)
Loss and LAE	68.8

Total pre-tax impact on GAAP net income	(161.9)
Less: tax provision (benefit)	(56.7)

Total impact on GAAP net income	$(105.2)

Total impact on GAAP shareholders' equity attributable to AGL	$(311.8)

        In 2009, there was no VIE impact to net income or shareholders' equity attributable to AGL.

Non-Consolidated VIEs

        To date, the results of qualitative and quantitative analyses have indicated that the Company does not have a majority of the variability in any other VIEs and, as a result, are not consolidated in the Company's consolidated financial statements. The Company's exposure provided through its financial guaranties with respect to debt obligations of special purpose entities is included within net par outstanding in Note 4.

9. Investments

Accounting Policy

        Short-term investments, which are those investments with a maturity of less than one year at time of purchase, are carried at fair value and include amounts deposited in money market funds. All the Company's fixed maturity securities were classified as available-for-sale at the time of purchase, and therefore carried at fair value with change in fair value recorded in OCI, unless other than temporarily impaired. Changes in fair value for other than temporarily impaired securities are bifurcated between credit losses and non-credit changes in fair value. Credit losses on OTTI securities are recorded in the statement of operations and the non-credit component of OTTI securities are recorded in OCI. OTTI credit losses adjust the amortized cost of impaired securities. That new amortized cost basis is not adjusted for subsequent recoveries in fair value. However, the amortized cost basis is adjusted for accretion and amortization using the effective interest method and recorded in net investment income.

        Prior to April 1, 2009, if a security was deemed to be OTTI, the entire difference between fair value and the amortized cost of a debt security at the measurement date was recorded in the consolidated statement of operations as a realized loss. The previous amortized cost basis less the OTTI recognized in earnings was the new amortized cost basis of the investment. That new amortized cost basis was not adjusted for subsequent recoveries in fair value. However, if, based on cash flow estimates on the date of impairment, the recoverable value of the investment was greater than the new cost basis (i.e., the fair value on the date of impairment) of the investment, the difference was accreted into net investment income in future periods based upon the amount and timing of expected future cash flows of the security.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

9. Investments (Continued)

        Realized gains and losses on sales of investments are determined using the specific identification method. Realized loss includes amounts recorded for other than temporary impairments on debt securities.

        For mortgage-backed securities, and any other holdings for which there is prepayment risk, prepayment assumptions are evaluated and revised as necessary. Any necessary adjustments required due to the resulting change in effective yields and maturities are recognized in current income.

        Other invested assets includes assets acquired in refinancing transactions which are primarily comprised of franchise loans which are evaluated for impairment by assessing the probability of collecting expected cash flows. Any impairment is recorded in the consolidated statement of operations and any subsequent increases in expected cash flow are recorded as an increase in yield over the remaining life of the loans. Other invested assets also include equity securities, a 50% equity investment acquired in a restructuring of an insured CDS and other investments. Equity securities are carried at fair value with changes recorded in OCI. The Company's 50% equity investment is carried at its proportionate share of the underlying entity's equity value (See "Investment in Portfolio Funding Company LLC I" below).

Assessment for Other-Than Temporary Impairments

        Since April 1, 2009, if an OTTI has occurred, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. If an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the OTTI is recognized in earnings equal to the entire difference between the investment's amortized cost basis and its fair value at the balance sheet date.

        If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the OTTI is separated into (1) the amount representing the credit loss and (2) the amount related to all other factors.

        The cumulative effect of the adoption of the OTTI standard on April 1, 2009 was a $62.2 million reclassification of losses from retained earnings to accumulated OCI ("AOCI").

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

  •
  whether scheduled interest payments are past due; and

  •
  whether the Company has the intent to sell or more likely than not will be required to sell a security prior to its recovery in fair value.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

9. Investments (Continued)

        For all debt securities in unrealized loss positions where the Company (1) does not have the intent to sell the debt security or (2) it is more likely than not the Company will not be required to sell the debt security before its anticipated recovery, the Company analyzes the ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. If the net present value is less than the amortized cost of the investment, an OTTI loss is recorded. The net present value is calculated by discounting the Company's best estimate of projected future cash flows at the effective interest rate implicit in the debt security prior to impairment. The Company's estimates of projected future cash flows are driven by assumptions regarding probability of default and estimates regarding timing and amount of recoveries associated with a default. The Company develops these estimates using information based on historical experience, credit analysis of an investment, as mentioned above, and market observable data, such as industry analyst reports and forecasts, sector credit ratings and other data relevant to the collectability of the security. For mortgage-backed and asset backed securities, cash flow estimates also include prepayment assumptions and other assumptions regarding the underlying collateral including default rates, recoveries and changes in value. The determination of the assumptions used in these projections requires the use of significant management judgment.

        The Company's assessment of a decline in value included management's current assessment of the factors noted above. The Company also seeks advice from its outside investment managers. If that assessment changes in the future, the Company may ultimately record a loss after having originally concluded that the decline in value was temporary.

Fixed Maturity Securities and Short Term Investments

        As of the Acquisition Date, the fixed and short term maturity securities included assets acquired in the AGMH Acquisition with a fair value of $5.8 billion, which was the Company's cost basis. The difference between fair value at the Acquisition Date and par value is being amortized through net investment income over the estimated lives of each security. For the year ended December 31, 2010 net investment income included approximately $22.8 million in amortization of premium on the investment portfolio acquired as part of the AGMH Acquisition.

Net Investment Income

	Year Ended December 31,
	2010	2009	2008
	(in millions)
Income from fixed maturity securities	$359.7	$262.4	$154.5
Income from short-term investments	3.5	3.2	11.5

Gross investment income	363.2	265.6	166.0
Investment expenses	(8.5)	(6.4)	(3.4)

Net investment income(1)	$354.7	$259.2	$162.6

(1)
2010 and 2009 amounts include $46.3 million and $22.0 million, respectively, of net amortization of premium, which is mainly comprised of amortization of premium on the acquired AGMH investment portfolio.

        The increases in net investment income in 2010 compared to 2009 and 2009 compared to 2008 were primarily due to increased average invested assets as a result of the acquisition of AGMH's $5.8 billion in invested assets on July 1, 2009. Accrued investment income was $97.9 million and $99.0 million as of December 31, 2010 and 2009, respectively.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

9. Investments (Continued)

Net Realized Investment Gains (Losses)

	Year Ended December 31,
	2010	2009	2008
	(in millions)
Realized gains on investment portfolio	$31.1	$28.3	$5.7
Realized losses on investment portfolio	(5.7)	(15.2)	(4.2)
OTTI:
Intent to sell	(4.0)	(13.4)	(4.1)
Credit component of OTTI securities	(23.4)	(32.4)	(67.2)

OTTI(1)	(27.4)	(45.8)	(71.3)

Net realized investment gains (losses)	$(2.0)	$(32.7)	$(69.8)

(1)
OTTI recorded in the consolidated statement of operations for the full year 2010 and the last six months of 2009 includes only the credit component of unrealized fair value adjustments of impaired securities. The full unrealized loss was $44.7 million in 2010 and $74.0 million in 2009, as shown on the consolidated statement of operations.

        The following table presents the roll-forward of the credit losses of fixed maturity securities for which the Company has recognized OTTI and where the portion of the fair value adjustment related to other factors was recognized in OCI.

Rollforward of Credit Losses in the Investment Portfolio

	Year Ended December 31,
	2010	2009
	(in millions)
Balance, beginning of period	$19.9	$0.6
Additions for credit losses on securities for which an OTTI was not previously recognized	7.3	13.6
Reductions for securities sold during the period	—	(0.1)
Additions for credit losses on securities for which an OTTI was previously recognized	0.1	6.1
Reductions for credit losses now recognized in earnings due to intention to sell the security	—	(0.3)

Balance, end of period	$27.3	$19.9

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

9. Investments (Continued)

Fixed Maturity Securities and Short Term Investments
by Security Type

	As of December 31, 2010
Investments Category	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI Gain (Loss) on Securities with OTTI	Weighted Average Credit Quality(2)
	(dollars in millions)
Fixed maturity securities:
U.S. government and agencies	10%	$1,000.3	$48.3	$(0.4)	$1,048.2	$—	AAA
Obligations of state and political subdivisions	48	4,922.0	99.9	(62.0)	4,959.9	(1.4)	AA
Corporate securities	9	980.1	25.2	(12.8)	992.5	0.2	AA-
Mortgage-backed securities(3):
RMBS	11	1,173.6	56.4	(45.9)	1,184.1	(8.6)	AA
CMBS	4	365.7	14.8	(1.4)	379.1	2.5	AAA
Asset-backed securities	5	498.2	9.9	(5.2)	502.9	(4.1)	BBB+
Foreign government securities	3	349.5	5.3	(6.2)	348.6	—	AA+

Total fixed maturity securities	90	9,289.4	259.8	(133.9)	9,415.3	(11.4)	AA
Short-term investments	10	1,031.3	0.3	—	1,031.6	—	AAA

Total investment portfolio	100%	$10,320.7	$260.1	$(133.9)	$10,446.9	$(11.4)	AA

	As of December 31, 2009
Investments Category	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI Gain (Loss) on Securities with OTTI	Weighted Average Credit Quality(2)
	(dollars in millions)
Fixed maturity securities:
U.S. government and agencies	9%	$1,014.2	$26.1	$(2.7)	$1,037.6	$—	AAA
Obligations of state and political subdivisions	46	4,881.6	164.7	(6.8)	5,039.5	—	AA
Corporate securities	6	617.1	12.8	(4.4)	625.5	—	AA-
Mortgage-backed securities(3):
RMBS	14	1,449.4	39.5	(24.3)	1,464.6	(9.8)	AA+
CMBS	2	229.9	3.4	(6.1)	227.2	(2.4)	AA+
Asset-backed securities	4	395.3	1.5	(7.9)	388.9	—	BIG
Foreign government securities	3	356.4	3.6	(3.4)	356.6	—	AA+

Total fixed maturity securities	84	8,943.9	251.6	(55.6)	9,139.9	(12.2)	AA
Short-term investments	16	1,668.3	0.7	(0.7)	1,668.3	—	AAA

Total investment portfolio	100%	$10,612.2	$252.3	$(56.3)	$10,808.2	$(12.2)	AA

(1)
Based on amortized cost.

(2)
Ratings in the table above represent the lower of the Moody's and S&P classifications except for bonds purchased for loss mitigation or risk management strategies which use internal ratings classifications. The Company's portfolio is comprised primarily of high-quality, liquid instruments.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

9. Investments (Continued)

(3)
As of December 31, 2010 and December 31, 2009, respectively, approximately 64% and 80% of the Company's total mortgage backed securities were government agency obligations.

        The Company continues to receive sufficient information to value its investments and has not had to modify its valuation approach due to the current market conditions. As of December 31, 2010, amounts, net of tax, in AOCI included a net unrealized loss of $5.6 million for securities for which the Company had recognized OTTI and a net unrealized gain of $114.6 million for securities for which the Company had not recognized OTTI. As of December 31, 2009, amounts, net of tax, in AOCI included an unrealized loss of $11.4 million for securities for which the Company had recognized OTTI and an unrealized gain of $150.4 million for securities for which the Company had not recognized OTTI.

        The following tables summarize, for all securities in an unrealized loss position as of December 31, 2010 and December 31, 2009, the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.

Fixed Maturity Securities
Gross Unrealized Loss by Length of Time

	As of December 31, 2010
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(dollars in millions)
U.S. government and agencies	$20.5	$(0.4)	$—	$—	$20.5	$(0.4)
Obligations of) state and political subdivisions	1,694.5	(58.9)	23.5	(3.1)	1,718.0	(62.0)
Corporate securities	403.6	(12.8)	—	—	403.6	(12.8)
Mortgage-backed securities:
RMBS	148.4	(32.8)	45.3	(13.1)	193.7	(45.9)
CMBS	92.6	(1.4)	—	—	92.6	(1.4)
Asset-backed securities	228.3	(5.1)	2.3	(0.1)	230.6	(5.2)
Foreign government securities	245.3	(6.2)	—	—	245.3	(6.2)

Total	$2,833.2	$(117.6)	$71.1	$(16.3)	$2,904.3	$(133.9)

Number of securities		406		19		425

Number of securities with OTTI		10		3		13

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

9. Investments (Continued)

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

        The increase in gross unrealized losses was primarily due to the increase of unrealized losses attributable to municipal securities of $55.2 million, and to a lesser extent, $21.6 million attributable to RMBS transactions and $8.4 million of unrealized losses attributable to corporate bonds. The increase in gross unrealized losses during 2010 was due to the increase in U.S. Treasury yields during the fourth quarter of 2010. Of the securities in an unrealized loss position for 12 months or more as of December 31, 2010, seven securities had unrealized losses greater than 10% of book value. The total unrealized loss for these securities as of December 31, 2010 was $12.9 million. The Company has determined that these securities were not impaired as of December 31, 2010.

        The amortized cost and estimated fair value of available-for-sale fixed maturity securities by contractual maturity as of December 31, 2010 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Fixed-Maturity Securities
by Contractual Maturity

	As of December 31, 2010
	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$64.9	$65.8
Due after one year through five years	1,807.1	1,847.1
Due after five years through ten years	2,244.7	2,295.2
Due after ten years	3,633.4	3,644.0
Mortgage-backed securities:
RMBS	1,173.6	1,184.1
CMBS	365.7	379.1

Total	$9,289.4	$9,415.3

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

9. Investments (Continued)

        Under agreements with its cedants and in accordance with statutory requirements, the Company maintains fixed maturity securities in trust accounts for the benefit of reinsured companies, $365.3 million and $325.1 million as of December 31, 2010 and 2009, respectively. In addition, to fulfill state licensing requirements the Company has placed on deposit eligible securities of $19.2 million and $20.6 million as of December 31, 2010 and December 31, 2009, respectively, for the protection of the policyholders.

        Under certain derivative contracts, the Company is required to post eligible securities as collateral. The need to post collateral under these transactions is generally based on mark-to-market valuations in excess of contractual thresholds. The fair market value of the Company's pledged securities totaled $765.9 million and $649.6 million as of December 31, 2010 and December 31, 2009, respectively.

        The Company is not exposed to significant concentrations of credit risk within its investment portfolio.

        No material investments of the Company were non-income producing for the years ended December 31, 2010, 2009 and 2008, respectively.

        The Company may purchase securities that it has insured, and for which it has expected losses, in order to economically mitigate insured losses. These securities are purchased at a discount. As of December 31, 2010, securities purchased for loss mitigation purposes had a fair value of $155.9 million representing $528.1 million of gross par outstanding. Under the terms of certain credit derivative contracts, the Company has obtained the obligations referenced in the transactions and recorded such assets in fixed maturity securities in the consolidated balance sheets. Such amounts totaled $166.2 million, representing $251.8 million in gross par outstanding.

Other Invested Assets

Assets Acquired in Refinancing Transactions

        The Company has rights under certain of its financial guaranty insurance policies and indentures that allow it to accelerate the insured notes and pay claims under its insurance policies upon the occurrence of predefined events of default. To mitigate financial guaranty insurance losses, the Company may elect to purchase the outstanding insured obligation or its underlying collateral. Generally, refinancing vehicles reimburse AGM in whole for its claims payments in exchange for assignments of certain of AGM's rights against the trusts. The refinancing vehicles obtained their funds from the proceeds of AGM-insured GICs issued in the ordinary course of business by the Financial Products Companies. The refinancing vehicles are consolidated with the Company. The carrying value of assets acquired in refinancing transactions was $129.4 million and $152.4 million as of December 31, 2010 and 2009, respectively and are primarily comprised of franchise loans. As of December 31, 2010 and 2009, assets acquired in refinancing transactions primarily consisted of securitized loans. The accretable yield on the securitized loans was $137.1 million and $141.1 million at December 31, 2010 and 2009, respectively.

        Income on assets acquired in refinancing transactions recorded in "other income" and was $6.7 million and $3.2 million for years ended December 31, 2010 and 2009, respectively.

Investment in Portfolio Funding Company LLC I

        In the third quarter of 2010, as part of loss mitigation efforts under a CDS contract insured by the Company, the Company acquired a 50% interest in Portfolio Funding Company LLC I ("PFC"). PFC owns the distribution rights of a motion picture film library. The Company accounts for its interest in PFC as an equity investment. The value of the Company's investment in PFC as of December 31, 2010

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

9. Investments (Continued)

was $9.6 million. The Company's equity earnings in PFC are included in net change in fair value of credit derivatives, as these proceeds are used to offset the Company's payments under its CDS contract.

10. Insurance Company Regulatory Requirements

        Each of the Company's insurance companies' ability to pay dividends depends, among other things, upon their financial condition, results of operations, cash requirements and compliance with rating agency requirements, and is also subject to restrictions contained in the insurance laws and related regulations of their state of domicile and other states. Financial statements prepared in accordance with accounting practices prescribed or permitted by local insurance regulatory authorities differ in certain respects from GAAP.

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

        AG Re, a Bermuda regulated Class 3B insurer and Long-Term insurer, prepares its statutory financial statements in conformity with the accounting principles set forth in the Insurance Act 1978, amendments thereto and related regulations. The statutory capital and surplus of AG Re was $1,289 million and $1,196 million as of December 31, 2010 and 2009, respectively. The statutory net income of AG Re was $71.9 million and $8.5 million for the years ended December 31, 2010, and 2009, respectively and net loss $31.0 million for the year ended December 31, 2008.

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

  1)
  for all policies written prior to July 1, 1989, an amount equal to 50% of cumulative earned premiums less permitted reductions, plus

  2)
  for all policies written on or after July 1, 1989, an amount equal to the greater of 50% of premiums written for each category of insured obligation or a designated percentage of principal guaranteed for that category. These amounts are provided each quarter as either 1/60th or 1/80th of the total required for each category, less permitted reductions;

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

10. Insurance Company Regulatory Requirements (Continued)

  •
  bonds are generally carried at amortized cost rather than fair value;

  •
  VIEs and refinancing vehicles are not consolidated;

  •
  surplus notes are recognized as surplus rather than as a liability unless approved for repayment;

  •
  push-down acquisition accounting is not applicable under statutory accounting practices;

  •
  present value of expected losses are discounted at 5% and recorded without consideration of the deferred premium revenue as opposed to discounted at the risk free rate at the end of each reporting period and only to the extent they exceed deferred premium revenue;

  •
  present value of installment premiums are not recorded on the balance sheets.

Insurance Regulatory Amounts Reported

	Policyholders' Surplus		Net Income (Loss)
	As of December 31,		Year Ended December 31,
	2010	2009	2010	2009	2008
	(in millions)
Assured Guaranty Corp(1).	$854.1	$1,223.7	$(182.1)	$(243.1)	$27.7
Assured Guaranty Re Ltd.	1,289.0	1,195.7	71.9	8.5	(31.0)
Assured Guaranty Municipal Corp.	992.7	909.4	401.8	(228.2)	—

(1)
In 2009, AGC issued a $300.0 million surplus note to AGM. Under accounting practices prescribed or permitted by insurance regulatory authorities, these surplus notes are accounted for as contributed capital, as opposed to debt under GAAP.

Dividend Restrictions and Capital Requirements

        AGC is a Maryland domiciled insurance company. Under Maryland's 1993 revised insurance law, AGC may not pay dividends out of earned surplus in any twelve- month period in an aggregate amount exceeding the lesser of (a) 10% of surplus to policyholders or (b) net investment income at the preceding December 31 (including net investment income which has not already been paid out as dividends for the three calendar years prior to the preceding calendar year) without prior approval of the Maryland Commissioner of Insurance. As of December 31, 2010, the amount available for distribution from the Company during 2011 with notice to, but without prior approval of, the Maryland Commissioner of Insurance under the Maryland insurance law is approximately $85.4 million. During the years ended December 31, 2010, 2009 and 2008, AGC declared and paid $50.0 million, $16.8 million and $16.5 million, respectively, in dividends to AGUS. Under Maryland insurance regulations, AGC is required at all times to maintain a minimum capital stock of $1.5 million and minimum surplus as regards policyholders of $1.5 million.

        AGM is a New York domiciled insurance company. Under the insurance laws of the State of New York (the "New York Insurance Law") and related requirements, AGM may pay dividends out of earned surplus, provided that, together with all dividends declared or distributed by AGM during the preceding 12 months, the dividends do not exceed the lesser of (a) 10% of policyholders' surplus as of its last statement filed with the Superintendent of Insurance of the State of New York (the "New York Superintendent") or (b) adjusted net investment income (net investment income at the preceding December 31, plus net investment income which has not already been paid out as dividends for the three calendar years prior to the preceding calendar year) during this period. Based on AGM's statutory statements for the year ended December 31, 2010, the maximum amount available for payment of dividends by AGM without regulatory approval over the 12 months following December 31, 2010, was approximately $92.7 million. However, in connection with the AGMH Acquisition, the

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

10. Insurance Company Regulatory Requirements (Continued)

Company has committed to the New York Insurance Department that AGM will not pay any dividends for a period of two years from the Acquisition Date without the written approval of the New York Insurance Department. Under New York insurance regulations, AGM is required at all times to maintain a minimum surplus of $66.5 million.

        AG Re's and AGRO's dividend distribution are governed by Bermuda law. Under Bermuda law, dividends may only be paid if there are reasonable grounds for believing that the Company is, or would after the payment be, able to pay its liabilities as they become due and if the realizable value of its assets would thereby not be less than the aggregate of its liabilities and issued share capital and share premium accounts. Distributions to shareholders may also be paid out of statutory capital, but are subject to a 15% limitation without prior approval of the Bermuda Monetary Authority. Dividends are limited by requirements that the subject company must at all times (i) maintain the minimum solvency margin required under the Insurance Act of 1978 and (ii) have relevant assets in an amount at least equal to 75% of relevant liabilities, both as defined under the Insurance Act of 1978. AG Re, as a Class 3B insurer, is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the Authority an affidavit stating that it will continue to meet the required margins. The amount available at AG Re to pay dividends in 2010 in compliance with Bermuda law is $1,258 million. However, any distribution which results in a reduction of 15% of more of AG Re's total statutory capital, as set out in its previous year's financial statements, would require the prior approval of the Bermuda Monetary Authority. AG Re declared and paid $24.0 million to its parent, AGL. During 2009, AG Re declared $26.6 million and paid $30.3 million in dividends and during 2008, declared and paid $31.3 million to its parent, AGL.

11. Income Taxes

Accounting Policy

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

        Non-interest-bearing tax and loss bonds are purchased to prepay the tax benefit that results from deducting contingency reserves as provided under Internal Revenue Code Section 832(e). The Company records the purchase of tax and loss bonds in deferred taxes.

        The Company recognizes tax benefits only if a tax position is "more likely than not" to prevail.

Provision for Income Taxes

        The Company and its Bermuda Subsidiaries, which include AG Re, AGRO, Assured Guaranty (Bermuda) Ltd. (formerly Financial Security Assurance International Ltd. ("AGBM")) and Cedar Personnel Ltd., are not subject to any income, withholding or capital gains taxes under current Bermuda law. The Company has received an assurance from the Minister of Finance in Bermuda that, in the event of any taxes being imposed, AGL and its Bermuda Subsidiaries will be exempt from taxation in Bermuda until March 28, 2016. The Company's U.S. and U.K. subsidiaries are subject to income taxes imposed by U.S. and U.K. authorities, respectively, and file applicable tax returns. In addition, AGRO, a Bermuda domiciled company and AGE, a U.K. domiciled company, have elected under Section 953(d) of the U.S. Internal Revenue Code to be taxed as a U.S. domestic corporation.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

11. Income Taxes (Continued)

        In conjunction with the AGMH Acquisition, AGMH has joined the consolidated federal tax group of AGUS, AGC, and AG Financial Products Inc. ("AGFP"). For the periods beginning on July 1, 2009 and forward, AGMH will file a consolidated federal income tax return with AGUS, AGC, AGFP and AG Analytics Inc. ("AGUS consolidated tax group"). In addition a new tax sharing agreement was entered into effective July 1, 2009 whereby each company in the AGUS consolidated tax group will pay or receive its proportionate share of taxable expense or benefit as if it filed on a separate return basis. Assured Guaranty Overseas US Holdings Inc. ("AGOUS") and its subsidiaries AGRO, Assured Guaranty Mortgage Insurance Company and AG Intermediary Inc., have historically filed a consolidated federal income tax return. Each company, as a member of its respective consolidated tax return group, pays its proportionate share of the consolidated federal tax burden for its group as if each company filed on a separate return basis with current period credit for net losses to the extent used in consolidation.

Components of Income Tax Provision (Benefit)

	Year Ended December 31,
	2010	2009	2008
	(dollars in millions)
Current tax (benefit) provision	$(25.2)	$217.3	$0.3
Deferred tax provision (benefit)	111.8	(180.4)	43.1

Provision (benefit) for income taxes	$86.6	$36.9	$43.4

Effective tax rate	13.6%	27.7%	38.7%

        The effective tax rates reflect the proportion of income recognized by each of the Company's operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 35%, U.K. subsidiaries taxed at the U.K. marginal corporate tax rate of 28%, and no taxes for the Company's Bermuda holding company and subsidiaries. Accordingly, the Company's overall corporate effective tax rate fluctuates based on the distribution of taxable income across these jurisdictions. In addition, during the year ended December 31, 2010, a net tax benefit of $55.8 million was recorded by the Company due to the filing of an amended tax return which included the AGMH and Subsidiaries tax group. The amended return filed in September 2010 was for a period prior to the AGMH Acquisition and consequently, the Company no longer has a deferred tax asset related to net operating losses ("NOL") or alternative minimum tax credits associated with the AGMH Acquisition. Instead, the Company has recorded additional deferred tax assets for loss reserves and foreign tax credits and has decreased its liability for uncertain tax positions. The event giving rise to this recognition occurred after the Measurement Period as defined by acquisition accounting and thus the amount is included in the year ended December 31, 2010 net income.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

11. Income Taxes (Continued)

        A reconciliation of the difference between the provision for income taxes and the expected tax provision at statutory rates in taxable jurisdictions is presented below:

Effective Tax Rate Reconciliation

	Year Ended December 31,
	2010	2009	2008
	(in millions)
Expected tax provision (benefit) at statutory rates in taxable jurisdictions	$210.2	$116.7	$59.9
Tax-exempt interest	(61.4)	(42.6)	(16.3)
True-up from tax return filings(1)	(51.6)	—	—
Goodwill	—	(51.5)	—
Change in liability for uncertain tax positions(1)	(5.6)	9.5	2.3
Change in valuation allowance	(7.0)	—	—
Other	2.0	4.8	(2.5)

Total provision (benefit) for income taxes	$86.6	$36.9	$43.4

(1)
Of the $55.8 million tax benefit related to an amended return for a period prior to the AGMH Acquisition, $9.2 million was related to a change in liability for uncertain tax positions.

        The deferred income tax asset (liability) reflects the tax effect of the following temporary differences:

	As of December 31,
	2010	2009
	(in millions)
Deferred tax assets:
Unrealized losses on credit derivative financial instruments, net	$402.5	$336.9
Unearned premium reserves, net	641.6	844.4
Reserves for losses and LAE	67.3	4.8
Tax and loss bonds	56.7	31.0
Net operating loss carry forward	15.0	98.4
Alternative minimum tax credit	0.9	28.1
Tax basis step-up	6.7	7.6
Foreign tax credit	22.3	—
Financial guaranty VIEs'	167.5	—
Other	73.5	84.8

Total deferred income tax assets	1,454.0	1,436.0

Deferred tax liabilities:
Deferred acquisition costs	2.3	17.2
Contingency reserves	61.1	35.3
Tax basis of public debt	107.1	109.7
Unrealized appreciation on investments	17.7	82.5
Unrealized gains on CCS	6.6	3.3
Other	35.2	22.8

Total deferred income tax liabilities	230.0	270.8
Less: valuation allowance	—	7.0

Net deferred income tax asset	$1,224.0	$1,158.2

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

11. Income Taxes (Continued)

        The deferred tax asset of the Company increased in 2009 due primarily to the AGMH Acquisition. The acquired deferred tax asset of AGMH was $363.4 million as of July 1, 2009 and primarily included deferred tax assets related to temporary differences for loss reserves, unearned premium reserves and the mark to market of CDS contracts. In addition, there was a deferred tax asset of $524.7 million recorded in conjunction with acquisition accounting for AGMH under GAAP. This asset primarily included temporary differences for unearned premium reserves and loss reserves related to acquisition accounting adjustments on financial guaranty contracts accounted for as insurance and mark to market of AGMH of public debt. These temporary differences will reverse as the purchased accounting adjustments for unearned premiums reserves, loss reserves and mark to market of AGMH public debt reverses.

        As of December 31, 2010, the Company had foreign tax credits carry forward of $22.3 million and alternative minimum tax credits of $0.9 million which expire in 2018, from its acquisition of AGMH. Internal Revenue Code limits the amounts of foreign tax credits and AMT credits the Company may utilize each year. Management believes sufficient future taxable income exists to realize the full benefit of these foreign tax credits.

        As of December 31, 2010, AGRO had a standalone NOL of $42.9 million, compared with $49.9 million as of December 31, 2009, which is available to offset its future U.S. taxable income. The Company has $22.2 million of this NOL available through 2017 and $20.7 million available through 2023. AGRO's stand alone NOL is not permitted to offset the income of any other members of AGRO's consolidated group. Under applicable accounting rules, the Company is required to establish a valuation allowance for NOLs that the Company believes are more likely than not to expire before being utilized. At December 31, 2009, the Company established a valuation allowance of $7.0 million. During 2010, management has reassessed the likelihood of realization of all of its deferred tax assets. Management now believes sufficient future taxable income exists to offset the AGRO NOLs and has released the $7 million valuation allowance.

Taxation of Subsidiaries

        The Company and its Bermuda subsidiaries are not subject to any income, withholding or capital gains taxes under current Bermuda law. The Company's U.S. and U.K. subsidiaries are subject to income taxes imposed by U.S. and U.K. authorities and file applicable tax returns. In addition, AGRO, a Bermuda domiciled company and Assured Guaranty Europe, a U.K. domiciled company, have elected under Section 953(d) of the U.S. Internal Revenue Code to be taxed as a U.S. domestic corporation.

        The U.S. Internal Revenue Service ("IRS") has completed audits of all of the Company's U.S. subsidiaries' federal income tax returns for taxable years through 2004 except for AGMH which has been audited through 2006 and AGOUS, which includes Assured Guaranty Overseas US Holdings Inc., AGRO, Assured Guaranty Mortgage Insurance Company ("AGMIC") and AG Intermediary Inc., which has been audited through 2004. No significant findings and no cash settlements with the IRS resulted from the audit. In addition, AGUS was under IRS audit for tax years 2002 through the date of the initial public offering ("IPO") as part of an audit of ACE Limited ("ACE"), which had been the parent company of certain subsidiaries of the Company prior to the IPO. The Company is indemnified by ACE for any potential tax liability associated with the tax examination of AGUS as it relates to years prior to the IPO and as such this audit has been completed with no impact to AGUS. AGUS is currently under audit by the IRS for the 2006 through 2008 tax years. AGMH and subsidiaries are under audit for 2008 while members of the Dexia Holdings Inc. consolidated tax group. The Company is indemnified by Dexia for any potential liability associated with this audit of any periods prior to the AGMH. The Company's U.K. subsidiaries are not currently under examination.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

11. Income Taxes (Continued)

Uncertain Tax Positions

        The following table provides a reconciliation of the beginning and ending balances of the total liability for unrecognized tax benefits recorded under ASC 740-10-25. The Company does not believe it is reasonably possible that this amount will change significantly in the next twelve months.

	2010	2009	2008
	(in millions)
Balance as of January 1,	$23.9	$5.1	$2.8
Impact from AGMH Acquisition	—	9.3	—
True-up from tax return filings	(7.7)	—	—
Increase in unrecognized tax benefits as a result of position taken during the current period	2.1	9.5	2.3

Balance as of December 31,	$18.3	$23.9	$5.1

        The Company's policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2010, the Company has accrued $2.2 million in interest and penalties.

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

        The Company initially recorded a $49.0 million reduction of its existing deferred tax liability, based on an estimate of the ultimate resolution of the Section 338(h)(10) election. Under the tax allocation agreement, the Company estimated that, as of the IPO date, it was obligated to pay $20.9 million to AFS and accordingly established this amount as a liability. The initial difference, which is attributable to the change in the tax basis of certain liabilities for which there is no associated step-up in the tax basis of its assets and no amounts due to AFS, resulted in an increase to additional paid-in capital of $28.1 million. As of December 31, 2010 and December 31, 2009, the liability for tax basis step-up adjustment, which is included in the Company's balance sheets in "Other liabilities," was $8.0 million and $8.4 million, respectively. The Company has paid ACE and correspondingly reduced its liability by $0.4 million in 2010.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

11. Income Taxes (Continued)

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

  •
  Assuming a hypothetical loss was triggered for the amount of deferred tax asset, there would be enough taxable income in the future to offset it as follows:

  (a)
  The amortization of the tax-basis unearned premium reserve of $2.9 billion as of December 31, 2010 as well as the collection of future installment premiums on contracts already written, the Company believes, will result in significant taxable income in the future.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

11. Income Taxes (Continued)

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

12. Reinsurance

        The Company assumes exposure on insured obligations ("Assumed Business") and cedes portions of its exposure on obligations it has insured ("Ceded Business") in exchange for premiums, net of ceding commissions. With respect to a significant portion of the Company's in-force financial guaranty Assumed Business, due to the downgrade of AG Re to A1, subject to the terms of each policy, the ceding company may have the right to recapture business ceded to AG Re and assets representing substantially all of the statutory unearned premium reserve net of loss reserves (if any) associated with that business. As of December 31, 2010, the statutory unearned premium reserve, which represents deferred revenue to the Company, subject to recapture was approximately $133.3 million. If this entire amount were recaptured, it would result in a corresponding one-time reduction to net income of approximately $13.0 million.

        In January 2009, AGC entered into an agreement with CIFG Assurance North America Inc. to assume a diversified portfolio of financial guaranty contracts totaling approximately $13.3 billion of net par outstanding. The Company received $75.6 million net of ceding commissions, and was entitled to approximately $12.2 million of future installments related to this transaction at that date.

        The Company ceded business to non-affiliated companies to limit its exposure to risk. In the event that any of the reinsurers are unable to meet their obligations, the Company would be liable for such defaulted amounts. The insured financial guaranty portfolio of the Acquired Companies used ceded reinsurance to a greater extent than Assured Guaranty has historically used. The Company's ceded contracts generally allow the Company to recapture Ceded Business after certain triggering events, such as reinsurer downgrades. Over the past two years, the Company has entered into several commutations in order to reassume books of business from BIG financial guaranty companies and its other reinsurers. The resulting commutation gains of $49.8 million and losses of $1.8 million for 2010 and 2009, respectively, were recorded in other income. While certain Ceded Business has been re-assumed, the Company still has significant Ceded Business with third parties.

        The effect of the Company's commutations and reassumptions of Ceded Business on ceded unearned premium reserve, and net par outstanding at the closing of the commutations described above, is summarized below in the "Ceded" columns. The effect of the commutation of Assumed Business, including both direct commutations between the ceding insurer and the Company and commutations by the ceding company to which the Company was not a party but which had the effect of terminating exposures retroceded to the Company, is summarized below in the "Assumed" columns.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

12. Reinsurance (Continued)

Effect of Commutations and Cancellations

	As of December 31
	Commutations of Ceded Reinsurance Contracts		Cancellation of an Assumed Reinsurance Contract
	Increase (Decrease) in Net Unearned Premium Reserve	Increase (Decrease) in Net Par	Increase (Decrease) in Net Unearned Premium Reserve	Increase (Decrease) in Net Par
	(in millions)
2010	$(104.4)	$(15,378)	$84.5	$3,097
2009	(65.1)	(2,936)	31.4	894
2008	—	—	20.8	2,072

Total	$(169.5)	$(18,314)	$136.7	$6,063

        Direct, assumed, and ceded premium and loss and LAE amounts for years ended December 31, 2010, 2009 and 2008 were as follows:

	Year Ended December 31,
	2010	2009	2008
	(in millions)
Premiums Written:
Direct	$343.3	$485.8	$484.7
Assumed(1)	(120.9)	70.6	133.5
Ceded(2)	100.5	37.8	(13.7)

Net	$322.9	$594.2	$604.5

Premiums Earned:
Direct	$1,242.5	$870.5	$93.4
Assumed	72.9	136.4	176.3
Ceded	(128.7)	(76.5)	(8.3)

Net	$1,186.7	$930.4	$261.4

Loss and LAE:
Direct	$400.9	$259.4	$199.0
Assumed	74.2	135.6	64.9
Ceded	(61.3)	(17.2)	1.9

Net	$413.8	$377.8	$265.8

(1)
Amounts assumed by AG Re and AGC from AGMH in periods prior to the AGMH Acquisition are included in the assumed premiums written, premiums earned and loss and LAE amounts above for periods prior to the Acquisition Date reflecting the separate organizational structures in effect at the time.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

12. Reinsurance (Continued)

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

        In addition to assumed and ceded reinsurance arrangements, the company may also have exposure to some financial guaranty reinsurers (i.e., monolines) in other areas. Second-to-pay insured par outstanding represents transactions the Company has insured that were previously insured by other monolines. The Company underwrites such transactions based on the underlying insured obligation without regard to the primary insurer. Another area of exposure is in the investment portfolio where the Company holds fixed maturity securities that are wrapped by monolines and whose value may decline based on the rating of the monoline. At December 31, 2010, The Company had $899.2 million of fixed maturity securities in its investment portfolio wrapped by MBIA Insurance Corporation, $686.9 million by AMBAC Assurance Corp. and $67.6 million by other guarantors at fair value.

Exposure by Reinsurer

	Ratings at February 23, 2011		Par Outstanding as of December 31, 2010
Reinsurer	Moody's Reinsurer Rating	S&P Reinsurer Rating	Ceded Par Outstanding(3)	Second-to- Pay Insured Par Outstanding	Assumed Par Outstanding
	(dollars in millions)
Radian Asset Assurance Inc.	Ba1	BB-	$21,829	$66	$—
Tokio Marine & Nichido Fire Insurance Co., Ltd.	Aa2(1)	AA-(1)	19,230	—	934
RAM Reinsurance Co. Ltd.	WR(2)	WR(2)	13,367	—	24
Syncora Guarantee Inc.	Ca	WR	4,252	2,666	880
Mitsui Sumitomo Insurance Co. Ltd.	Aa3	AA-	2,452	—	—
ACA Financial Guaranty Corp	NR	WR	870	19	2
Swiss Reinsurance Co.	A1	A+	515	—	—
Financial Guaranty Insurance Co.	WR	WR	250	3,970	3,433
Ambac Assurance Corporation	Caa2	WR	109	8,039	24,816
MBIA Insurance Corporation	B3	B	108	11,684	11,740
CIFG Assurance North America Inc.	WR	WR	73	259	11,223
Berkshire Hathaway Assurance Corporation	Aa1	AA+	—	—	—
Multiple owner			—	2,012	—
Other	Various	Various	1,062	—	114

Total			$64,117	$28,715	$53,166

(1)
The Company has structural collateral agreements satisfying the triple-A credit requirement of S&P and/or Moody's.

(2)
Represents "Withdrawn Rating."

(3)
Includes $7,023 million in ceded par outstanding related to insured credit derivatives.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

12. Reinsurance (Continued)

Ceded Par Outstanding by Reinsurer and Credit Rating
As of December 31, 2010(1)

	Credit Rating
Reinsurer	Super Senior	AAA	AA	A	BBB	BIG	Total
	(in millions)
Radian Asset Assurance Inc.	$193	$1,040	$9,668	$7,828	$2,777	$323	$21,829
Tokio Marine & Nichido Fire Insurance Co., Ltd.	489	1,883	6,032	6,626	3,331	869	19,230
RAM Reinsurance Co. Ltd.	393	2,347	4,726	3,641	1,849	411	13,367
Syncora Guarantee Inc.	—	25	462	803	2,938	24	4,252
Mitsui Sumitomo Insurance Co. Ltd.	8	153	898	895	416	82	2,452
ACA Financial Guaranty Corp	—	—	575	246	49	—	870
Swiss Reinsurance Co.	—	10	108	215	99	83	515
Financial Guaranty Insurance Co.	—	—	—	250	—	—	250
Ambac Assurance Corporation	—	—	—	109	—	—	109
MBIA Insurance Corporation	—	—	108	—	—	—	108
CIFG Assurance North America Inc.	—	—	—	—	—	73	73
Other	—	0	224	743	94	1	1,062

Total	$1,083	$5,458	$22,801	$21,356	$11,553	$1,866	$64,117

        In accordance with statutory accounting requirements and U.S. insurance laws and regulations, in order for the Company to receive credit for liabilities ceded to reinsurers domiciled outside of the U.S., such reinsurers must secure their liabilities to the Company. All of the unauthorized reinsurers in the table above post collateral for the benefit of the Company in an amount at least equal to the sum of their ceded unearned premium reserve, loss reserves and contingency reserves all calculated on a statutory basis of accounting. CIFG Assurance North America Inc. and Radian Asset Assurance Inc. are authorized reinsurers. Their collateral equals or exceeds their ceded statutory loss reserves. Collateral may be in the form of letters of credit or trust accounts. The total collateral posted by all non-affiliated reinsurers as of December 31, 2010 exceeds $1 billion.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

12. Reinsurance (Continued)

Second-to-Pay
Insured Par Outstanding by Rating
As of December 31, 2010(1)

	Public Finance					Structured Finance
	AAA	AA	A	BBB	BIG	AAA	AA	A	BBB	BIG	Total
	(in millions)
Radian Asset Assurance Inc.	$—	$—	$14	$40	$11	$1	$—	$—	$—	$—	$66
Syncora Guarantee Inc.	—	3	443	704	328	349	167	109	245	318	2,666
ACA Financial Guaranty Corp	—	13	—	6	—	—	—	—	—	—	19
Financial Guaranty Insurance Co	—	171	1,221	598	356	1,209	195	132	17	71	3,970
Ambac Assurance Corporation	12	2,350	2,963	1,113	355	254	1	295	100	596	8,039
MBIA Insurance Corporation	15	3,515	4,319	1,753	30	41	1,353	37	596	25	11,684
CIFG Assurance North America Inc.	—	11	69	134	45	—	—	—	—	—	259
Multiple owner	—	—	2,012	—	—	—	—	—	—	—	2,012

Total	$27	$6,063	$11,041	$4,348	$1,125	$1,854	$1,716	$573	$958	$1,010	$28,715

(1)
Assured Guaranty's internal rating.

Amounts Due (To) From Reinsurers

	As of December 31, 2010
	Assumed Premium Receivable, net of Commissions	Assumed Expected Loss and LAE Payable	Ceded Expected Loss and LAE Receivable
	(in millions)
Radian Asset Assurance Inc.	$—	$—	$22.6
Tokio Marine & Nichido Fire Insurance Co., Ltd.	—	—	(17.8)
RAM Reinsurance Co. Ltd.	—	—	(10.2)
Syncora Guarantee Inc.	—	(0.3)	1.5
Mitsui Sumitomo Insurance Co. Ltd.	—	—	(6.1)
ACA Financial Guaranty Corp	—	—	—
Swiss Reinsurance Co.	—	—	(4.2)
Financial Guaranty Insurance Co.	28.4	(35.1)	—
Ambac Assurance Corporation	148.1	(107.2)	—
MBIA Insurance Corporation	0.8	(13.1)	—
CIFG Assurance North America Inc.	7.1	—	—
Berkshire Hathaway Assurance Corporation	—	—	—
Multiple owner	—	—	—

Total	$184.4	$(155.7)	$(14.2)

AGMIC Settlement

        AGMIC insured a private mortgage insurer and agreed to cover the aggregate mortgage guaranty insurance losses in excess of a $25 million retention and subject to a $95 million limit. AGMIC notified the Reinsured it was terminating the Agreement because of the Reinsured's breach of the terms of the

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

12. Reinsurance (Continued)

Agreement. The matter went to arbitration and the majority of the arbitration panel concluded that the Reinsured breached a covenant in the Agreement. AGMIC and a private mortgage insurer executed a final settlement agreement on June 17, 2009 to settle the matter in full in exchange for a payment by AGMIC to the reinsurer of $10 million. The final settlement agreement resolves all disputes between the parties and concludes all remaining rights and obligations of the parties under the Agreement. The Company recognized the settlement in loss and LAE in the other segment.

13. Related Party Transactions

        The following table presents the ownership of each of the parties with whom the Company had related party transactions for the periods presented.

Related Parties' Equity Ownership

	December 31, 2010		December 31, 2009
	Number of Shares	% Ownership	Number of Shares	% of Ownership
Dexia(1)	—	—%	21,848,934	11.9%
WLR Funds(2)	16,023,984	8.7	16,016,396	8.7
ACE(1)	—	—	13,020,382	7.1
Wellington Management Company, LLP	18,181,544	9.9	—	—

Total	34,205,528	18.6%	50,885,712	27.7%

(1)
Previously related parties of the Company for the periods prior to March 31, 2010.

(2)
The WLR Funds are funds affiliated with Wilbur L. Ross, Jr., a director of AGL.

        ACE had been the parent company of certain of the Company's subsidiaries prior to the IPO of the Company in 2004 and received AGL common shares in connection with the IPO transactions. During 2009, as a result of AGL's equity offerings in June and December, AGL's issuance of common shares to Dexia for the AGMH Acquisition and sale by ACE of some of its AGL common shares, ACE's ownership of AGL was reduced to 7.1% as of December 31, 2009, and 3.1% as of January 31, 2010, according to a Schedule 13G amendment it filed with the Securities and Exchange Commission. Dexia received approximately 22.3 million AGL common shares as part of the purchase price for the AGMH Acquisition. On March 16, 2010, Dexia sold all of such AGL common shares in a secondary public offering. As a result of these transactions, ACE and Dexia are not considered related parties of the Company as of March 31, 2010.

Dexia

        The primary related party transactions between the Company and Dexia were as follows:

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

13. Related Party Transactions (Continued)

  •
  The Company maintains certain lines of credit with Dexia affiliates. See Note 15. In addition, the Company has entered into a number of agreements with Dexia in order to transfer to Dexia the credit and liquidity risks associated with AGMH's former Financial Products Business.

  •
  The Company provided administrative services to Dexia Financial Products Services LLC, an affiliate of Dexia that administers AGMH's former financial products business.

ACE

        The primary related party transactions with ACE are:

  •
  In 2004 the Company entered into reinsurance transactions with ACE subsidiaries as part of the IPO. The business ceded was part of the Company's other segment, and is no longer written. The related party amounts relate primarily to these legacy reinsurance transactions.

  •
  During 2009 and 2008, ACE provided certain general and administrative services.

  •
  ACE and the Company are party to a tax allocation agreement. See Note 11.

WLR Funds

        The primary related party transactions with WL Ross are:

  •
  In November 2010, AGM and AGC entered into a special servicing agreement with American Home Mortgage Servicing, Inc. ("AHMSI"). Substantially all of the stock of AHMSI is owned by several private equity funds that are ultimately controlled by WL Ross & Co. LLC. AGM and AGC have issued financial guaranty insurance policies on a number of residential mortgage-backed securities as to which AHMSI services the mortgage loans underlying the securitization transactions. AGM, AGC and AHMSI determined to place seven of these transactions under the special servicing agreement in order to provide incentives to AHMSI for achieving better performance with respect to the relatively risky mortgage loans in those transactions. The special servicing agreement also provides us with extensive oversight and enhanced information rights, and obligates AHMSI to cooperate with us, including working with us to create and implement our preferred loss mitigation strategies. Pursuant to the incentive fee schedule under the special servicing agreement, which is based on prevailing market rates, we estimate that AHMSI will receive approximately $4.1 million during the term of the special servicing agreement.

  •
  In October 2009, AG Analytics Inc., a subsidiary of the Company, entered into a consulting agreement with Invesco Advisors, Inc., an affiliate of WL Ross & Co. LLC. Wilbur L. Ross, Jr. is the Chairman and Chief Executive Officer of WL Ross & Co. LLC.

  •
  Pursuant to pre-emptive rights, WLR Funds purchased 3,850,000 AGL common shares in AGL's June 2009 equity offering at $11.00 per share, the public offering price.

  •
  Pursuant to an investment agreement dated as of February 28, 2008 with funds that are affiliated with Wilbur L. Ross, Jr., a director of AGL, which are referred to as the WLR Funds, the WLR Funds purchased 10,651,896 common shares of AGL at $23.47 per share on April 8, 2008. As required pursuant to the terms of the investment agreement, AGL has filed a shelf registration statement under the Securities Act covering the resale of the common shares sold to the WLR Funds pursuant to the investment agreement.

  •
  In 2008, the Company had paid $10.8 million to WL Ross for a commitment fee and paid an additional $5.1 million in 2009.

Wellington Management Company, LLP ("Wellington")

        The primary related party transactions with Wellington were:

  •
  Since late 2009, Wellington has acted as one of the Company's investment managers and is compensated based upon a fixed percentage of the market value of the Company's portfolio.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

13. Related Party Transactions (Continued)

        The following table summarizes the affiliated components of each balance sheet item, where applicable:

As of December 31, 2009
(in millions)
Assets:
Ceded unearned premium reserve
ACE	$—
Reinsurance recoverable on unpaid losses
ACE	3.1
Other assets
ACE	0.1
Liabilities:
Unearned premium reserves
ACE	1.4
Dexia	35.5
Loss and LAE reserve
ACE	4.6
Net credit derivative liabilities
Dexia	333.0
Notes payable(1)
Dexia	149.1
Other liabilities
ACE	9.0
Dexia	0.3
Other information:
Exposure
Gross par outstanding
Dexia(2)	24,090

(1)
Recorded within long-term debt on the consolidated balance sheets.

(2)
Includes $10.3 billion of net par outstanding related to AGM'S financial guaranties of GICs issued by AGMH's former financial products companies. This exposure is guaranteed by Dexia and by the French and Belgium governments.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

13. Related Party Transactions (Continued)

        The following table summarizes the affiliated components of each statement of operations item, where applicable:

	Year Ended December 31,
	2010	2009	2008
	(in millions)
Revenues:
Net earned premiums
ACE	$—	$1.2	$(3.5)
Dexia	0.6	3.2	—
Net investment income (expense)
Wellington	(1.8)	—	—
Net change in fair value of credit derivatives
Dexia	(76.4)	17.6	—
Expenses:
Loss and LAE (recoveries)
ACE	—	1.3	4.0
Interest expense from long-term debt
Dexia	1.9	4.4	—
General and administrative services
ACE	—	0.1	0.1
Dexia	(0.5)	(0.9)	—

14. Commitments and Contingencies

Leases

        AGL and its subsidiaries are party to various lease agreements accounted for as operating leases. In June 2008, the Company entered into a new five-year lease agreement for New York office space. Future minimum annual payments of $5.3 million for the first twelve month period and $5.7 million for subsequent twelve month periods commenced October 1, 2008 and are subject to escalation in building operating costs and real estate taxes. As a result of the AGMH Acquisition, during second quarter 2009 the Company decided not to occupy the office space described above and subleased it to two tenants for total minimum annual payments of approximately $3.7 million until October 2013. The Company wrote off related leasehold improvements and recorded a pre-tax loss on the sublease of $11.7 million in 2009, which is included in "AGMH acquisition-related expenses" and "other liabilities" in the consolidated statements of operations and balance sheets, respectively.

        The Company leases space in New York City through April 2026. In addition, AGL and its subsidiaries lease additional office space under non-cancelable operating leases which expire at various

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

14. Commitments and Contingencies (Continued)

locations. Lease payments for each of the next five calendar years ending December 31, and thereafter are as follows:

Future Minimum Rental Payments

Year	(in millions)
2011	$15.9
2012	15.1
2013	13.8
2014	8.0
2015	7.7
Thereafter	81.8

Total	$142.3

Rent Expense

	Year Ended December 31,
	2010	2009	2008
	(in millions)
Rent Expense	$11.4	$10.6	$5.7

Legal Proceedings

Litigation

        Lawsuits arise in the ordinary course of the Company's business. It is the opinion of the Company's management, based upon the information available, that the expected outcome of litigation against the Company, individually or in the aggregate, will not have a material adverse effect on the Company's financial position or liquidity, although an adverse resolution of litigation against the Company could have a material adverse effect on the Company's results of operations in a particular quarter or fiscal year. In addition, in the ordinary course of their respective businesses, certain of the Company's subsidiaries assert claims in legal proceedings against third parties to recover losses paid in prior periods. For example, as described in Note 5 (Financial Guaranty Contracts Accounted for as Insurance—Loss Estimation Process—Recovery Litigation), as of the date of this filing, AGC and AGM have filed complaints against certain sponsors and underwriters of RMBS securities that AGC or AGM had insured, alleging, among other claims, that such persons had breached representations and warranties in the transaction documents, failed to cure or repurchase defective loans and/or violated state securities laws. The amounts, if any, the Company will recover in proceedings to recover losses are uncertain, and recoveries, or failure to obtain recoveries, in any one or more of these proceedings during any quarter or fiscal year could be material to the Company's results of operations in that particular quarter or fiscal year.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

14. Commitments and Contingencies (Continued)

obligations, and the Company's communications with rating agencies. The Company has satisfied or is in the process of satisfying such requests. It may receive additional inquiries from these or other regulators and expects to provide additional information to such regulators regarding their inquiries in the future.

        Beginning in December 2008, AGM and various other financial guarantors have been named in complaints filed in the Superior Court, San Francisco County, California. Since that time, plaintiffs' counsel has filed amended complaints and added additional plaintiffs. As of the date of this filing, the plaintiffs with complaints against AGM and AGC, among other financial guaranty insurers, are: (a) City of Los Angeles, acting by and through the Department of Water and Power; (b) City of Sacramento ; (c) City of Los Angeles; (d) City of Oakland; (e) City of Riverside; (f) City of Stockton ; (g) County of Alameda; (h) County of Contra Costa; (i) County of San Mateo; (j) Los Angeles World Airports; (k) City of Richmond; (l) Redwood City; (m) East Bay Municipal Utility District; (n) Sacramento Suburban Water District; (o) City of San Jose; (p) County of Tulare; (q) The Regents of the University of California; (r) The Redevelopment Agency of the City of Riverside; (s) The Public Financing Authority of the City of Riverside; (t) The Jewish Community Center of San Francisco; (u) The San Jose Redevelopment Agency; and (v) The Olympic Club. Complaints filed by the City and County of San Francisco and the Sacramento Municipal Utility District were subsequently dismissed against AGC and AGM.

        At a hearing on March 1, 2010, the court struck all of the plaintiffs' complaints with leave to amend. The court instructed plaintiffs to file one consolidated complaint. On October 13, 2010, plaintiffs' counsel filed three consolidated complaints, two of which also added the three major credit rating agencies as defendants in addition to the financial guaranty insurers. In November 2010, the credit rating agency defendants filed a motion to remove the cases to the Northern District of California and plaintiffs responded with a motion to remand the cases back to California state court. On January 31, 2011, the court for the Northern District of California granted plaintiffs' motion and the action was remanded to the Superior Court, San Francisco County, California.

        These complaints allege that the financial guaranty insurer defendants (i) participated in a conspiracy in violation of California's antitrust laws to maintain a dual credit rating scale that misstated the credit default risk of municipal bond issuers and created market demand for municipal bond insurance, (ii) participated in risky financial transactions in other lines of business that damaged each insurer's financial condition (thereby undermining the value of each of their guaranties), and (iii) failed to adequately disclose the impact of those transactions on their financial condition. In addition to their antitrust claims, various plaintiffs in these actions assert claims for breach of the covenant of good faith and fair dealing, fraud, unjust enrichment, negligence, and negligent misrepresentation.

        The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys' fees, costs and other expenses. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits.

        In August 2008, a number of financial institutions and other parties, including AGM and other bond insurers, were named as defendants in a civil action brought in the circuit court of Jefferson County, Alabama relating to the County's problems meeting its debt obligations on its $3.2 billion sewer debt: Charles E. Wilson vs. JPMorgan Chase & Co et al (filed the Circuit Court of Jefferson County, Alabama), Case No. 01-CV-2008-901907.00, a putative class action. The action was brought on behalf of rate payers, tax payers and citizens residing in Jefferson County, and alleges conspiracy and fraud in connection with the issuance of the County's debt. The complaint in this lawsuit seeks equitable relief, unspecified monetary damages, interest, attorneys' fees and other costs. On January, 13, 2011, the circuit court issued an order denying a motion by the bond insurers and other defendants to dismiss the action. Defendants, including the bond insurers, have petitioned the Alabama Supreme

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

14. Commitments and Contingencies (Continued)

Court for a writ of mandamus to the circuit court vacating such order and directing the dismissal with prejudice of plaintiffs' claims for lack of standing. The Company cannot reasonably estimate the possible loss or range of loss that may arise from this lawsuit.

        In September 2010, AGM, among others, was named as a defendant in an interpleader complaint filed by Wells Fargo Bank, N.A., as trust administrator, in the United States District Court, Southern District of New York. The interpleader complaint relates to the MASTR Adjustable Rate Mortgages Trust 2006-OA2, Mortgage Pass-Through Certificates, Series 2006-OA2 RMBS transaction, in which AGM had insured certain classes of certificates. Certain holders of uninsured certificates have disputed payments made by the trust administrator to reimburse AGM for claims it had paid under its financial guaranty policy. The trust administrator seeks adjudication of the priority of AGM's reimbursements. The Company has submitted a motion for judgment on the pleadings that is being reviewed by the court. If the decision is adverse to AGM, total unreimbursed claims is uncertain but could be as much as approximately $144 million (on a gross undiscounted basis, without taking into account the benefit of R&W recoveries) over the life of the transaction. The Company intends to defend this action and to pursue its rights under the transaction documents vigorously.

Proceedings Related to AGMH's Former Financial Products Business

        The following is a description of legal proceedings involving AGMH's former Financial Products Business. Although the Company did not acquire AGMH's former Financial Products Business, which included AGMH's former GICs business, medium term notes business and portions of the leveraged lease businesses, certain legal proceedings relating to those businesses are against entities which the Company did acquire. While Dexia SA and DCL, jointly and severally, have agreed to indemnify the Company against liability arising out of the proceedings described below in this "—Proceedings Related to AGMH's Former Financial Products Business" section, such indemnification might not be sufficient to fully hold the Company harmless against any injunctive relief or criminal sanction that is imposed against AGMH or its subsidiaries.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

14. Commitments and Contingencies (Continued)

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

        Five of these cases named both AGMH and AGM: (a) Hinds County, Mississippi v. Wachovia Bank, N.A.; (b) Fairfax County, Virginia v. Wachovia Bank, N.A.; (c) Central Bucks School District, Pennsylvania v. Wachovia Bank, N.A.; (d) Mayor and City Council of Baltimore, Maryland v. Wachovia Bank, N.A.; and (e) Washington County, Tennessee v. Wachovia Bank, N.A. In April 2009, the MDL 1950 court granted the defendants' motion to dismiss on the federal claims, but granted leave for the plaintiffs to file a second amended complaint. In June 2009, interim lead plaintiffs' counsel filed a Second Consolidated Amended Class Action Complaint. The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys' fees and other costs. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits; although the Second Consolidated Amended Class Action Complaint currently describes some of AGMH's and AGM's activities, it does not name those entities as defendants. In March 2010, the MDL 1950 court denied the named defendants' motions to dismiss the Second Consolidated Amended Class Action Complaint.

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

        In 2008, AGMH and AGM also were named in five non-class action lawsuits originally filed in the California Superior Courts alleging violations of California law related to the municipal derivatives industry: (a) City of Los Angeles, California v. Bank of America, N.A.; (b) City of Stockton, California v. Bank of America, N.A.; (c) County of San Diego, California v. Bank of America, N.A.; (d) County of San Mateo, California v. Bank of America, N.A.; and (e) County of Contra Costa, California v. Bank of America, N.A. Amended complaints in these actions were filed in September 2009, adding a federal antitrust claim and naming AGM (but not AGMH) and AGUS, among other defendants. These cases have been transferred to the Southern District of New York and consolidated with MDL 1950 for pretrial proceedings.

        In late 2009, AGM and AGUS, among other defendants, were named in six additional non-class action cases filed in federal court, which also have been coordinated and consolidated for pretrial proceedings with MDL 1950: (f) City of Riverside, California v. Bank of America, N.A.; (g) Sacramento

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

14. Commitments and Contingencies (Continued)

Municipal Utility District v. Bank of America, N.A.; (h) Los Angeles World Airports v. Bank of America, N.A.; (i) Redevelopment Agency of the City of Stockton v. Bank of America, N.A.; (j) Sacramento Suburban Water District v. Bank of America, N.A.; and (k) County of Tulare, California v. Bank of America, N.A.

        The MDL 1950 court denied AGM and AGUS's motions to dismiss these eleven complaints in April 2010. Amended complaints were filed in May 2010. On October 29, 2010, AGM and AGUS were voluntarily dismissed with prejudice from the Sacramento Municipal Utility District case only. The complaints in these lawsuits generally seek or sought unspecified monetary damages, interest, attorneys' fees, costs and other expenses. The Company cannot reasonably estimate the possible loss or range of loss that may arise from the remaining lawsuits.

        In May 2010, AGM and AGUS, among other defendants, were named in five additional non-class action cases filed in federal court in California: (a) City of Richmond, California v. Bank of America, N.A. (filed on May 18, 2010, N.D. California); (b) City of Redwood City, California v. Bank of America, N.A. (filed on May 18, 2010, N.D. California); (c) Redevelopment Agency of the City and County of San Francisco, California v. Bank of America, N.A. (filed on May 21, 2010, N.D. California); (d) East Bay Municipal Utility District, California v. Bank of America, N.A. (filed on May 18, 2010, N.D. California) ; and (e) City of San Jose and the San Jose Redevelopment Agency, California v. Bank of America, N.A (filed on May 18, 2010, N.D. California). These cases have also been transferred to the Southern District of New York and consolidated with MDL 1950 for pretrial proceedings. In September 2010, AGM and AGUS, among other defendants, were named in a sixth additional non-class action filed in federal court in New York, but which alleges violation of New York's Donnelly Act in addition to federal antitrust law: Active Retirement Community, Inc. d/b/a Jefferson's Ferry v. Bank of America, N.A. (filed on September 21, 2010, E.D. New York), which has also been transferred to the Southern District of New York and consolidated with MDL 1950 for pretrial proceedings. In late December 2010, AGM and AGUS, among other defendants, were named in a seventh additional non-class action filed in federal court in the Central District of California, Los Angeles Unified School District v. Bank of America, N.A., and in an eighth additional non-class action filed in federal court in the Southern District of New York, Kendal on Hudson, Inc. v. Bank of America, N.A. These cases also have been consolidated with MDL 1950 for pretrial proceedings. The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys' fees, costs and other expenses. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits.

        In January 2011, AGM and AGUS, among other defendants, were named in an additional non-class action case filed in federal court in New York, which alleges violation of New York's Donnelly Act in addition to federal antitrust law: Peconic Landing at Southold, Inc. v. Bank of America, N.A. This case has been noticed as a tag-along action to MDL 1950. The complaint in this lawsuit generally seeks unspecified monetary damages, interest, attorneys' fees, costs and other expenses. The Company cannot reasonably estimate the possible loss or range of loss that may arise from this lawsuit.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

14. Commitments and Contingencies (Continued)

Assumed Reinsurance

        The Company is party to reinsurance agreements as a reinsurer to other monoline financial guaranty insurance companies. The Company's facultative and treaty agreements are generally subject to termination:

  (a)
  at the option of the primary insurer if the Company fails to maintain certain financial, regulatory and rating agency criteria which are equivalent to or more stringent than those the Company is otherwise required to maintain for its own compliance with state mandated insurance laws and to maintain a specified financial strength rating for the particular insurance subsidiary, or

  (b)
  upon certain changes of control of the Company.

        Upon termination under these conditions, the Company may be required (under some of its reinsurance agreements) to return to the primary insurer all statutory unearned premiums, less ceding commissions, attributable to reinsurance ceded pursuant to such agreements after which the Company would be released from liability with respect to the assumed business. Upon the occurrence of the conditions set forth in (a) above, whether or not an agreement is terminated, the Company may be required to obtain a letter of credit or alternative form of security to collateralize its obligation to perform under such agreement or it may be obligated to increase the level of ceding commission paid. See Note 12.

15. Long-Term Debt and Credit Facilities

Long-Term Debt Obligations

        The Company's long term debt has been issued by AGUS and AGMH and notes payable to the Financial Products Companies were issued by refinancing vehicles consolidated by AGM. With respect to the notes payable, the funds borrowed were used to finance the purchase of the underlying obligations of AGM-insured obligations which had breached triggers allowing AGM to exercise its right to accelerate payment of a claim in order to mitigate loss. The assets purchased are classified as assets acquired in refinancing transactions and recorded within "other invested assets" on the consolidated balance sheets. The terms of the notes payable match the terms of the assets. See Note 9.

        AGL fully and unconditionally guarantees the following debt obligations issued by AGUS: (1) 7.0% Senior Notes and (2) 8.50% Senior Notes. AGMH debt was assumed on July 1, 2009 as part of the AGMH Acquisition and AGL fully and unconditionally guarantees the following AGMH debt obligations: (1) 6 7/8% Quarterly Income Bonds Securities ("QUIBS"), (2) 6.25% Notes and (3) 5.60% Notes. In addition, AGL guarantees, on a junior subordinated basis, AGUS's Series A, Enhanced Junior Subordinated Debentures and the $300 million of AGMH's outstanding Junior Subordinated Debentures.

Accounting Policy

        Long term debt is recorded at principal amounts net of any unamortized original issue discount and unamortized Acquisition Date fair value adjustment for AGMH debt. Discount is accreted into interest expense over the life of the applicable debt.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

15. Long-Term Debt and Credit Facilities (Continued)

Debt Issued by AGUS

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

15. Long-Term Debt and Credit Facilities (Continued)

Debt Issued by AGMH

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

        Notes Payable represents debt, issued by VIEs consolidated by AGM, to the Financial Products Companies which were transferred to Dexia Holdings prior to the AGMH Acquisition. The funds borrowed were used to finance the purchase of the underlying obligations of AGM-insured obligations which had breached triggers allowing AGM to exercise its right to accelerate payment of a claim in order to mitigate loss. The assets purchased are classified as assets acquired in refinancing transactions and recorded in "other invested assets". The term of the notes payable matches the terms of the assets. On the Acquisition Date, the fair value of this note was $164.4 million, representing a premium of $9.5 million, which is amortized over the term of the debt.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

15. Long-Term Debt and Credit Facilities (Continued)

        The principal and carrying values of the Company's long-term debt issued by AGUS and AGMH were as follows:

Principal and Carrying Amounts of Debt

	As of December 31, 2010		As of December 31, 2009
	Principal	Carrying Value	Principal	Carrying Value
	(in millions)
AGUS:
7.0% Senior Notes	$200.0	$197.6	$200.0	$197.5
8.50% Senior Notes	172.5	171.0	172.5	170.1
Series A Enhanced Junior Subordinated Debentures	150.0	149.8	150.0	149.8

Total AGUS	522.5	518.4	522.5	517.4
AGMH:
6 7/8% QUIBS	100.0	67.0	100.0	66.7
6.25% Notes	230.0	135.0	230.0	133.9
5.60% Notes	100.0	53.0	100.0	52.6
Junior Subordinated Debentures	300.0	152.5	300.0	146.8
Notes Payable	119.3	127.0	140.1	149.1

Total AGMH	849.3	534.5	870.1	549.1

Total	$1,371.8	$1,052.9	$1,392.6	$1,066.5

        Principal payments due under the long-term debt are as follows:

Expected Maturity Schedule of Long Term Debt

Expected Withdrawal Date	AGUS	AGMH	Total
	(in millions)
2011	$—	$31.9	$31.9
2012	—	22.9	22.9
2013	—	21.8	21.8
2014	172.5	16.2	188.7
2015	—	9.5	9.5
2016-2035	200.0	17.0	217.0
2036-2055	—	—	—
2056-2075	150.0	300.0	450.0
Thereafter(1)	—	430.0	430.0

Total	$522.5	$849.3	$1,371.8

(1)
Due dates are between 2101 and 2103.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

15. Long-Term Debt and Credit Facilities (Continued)

Interest Expense

	Year Ended December 31,
	2010	2009	2008
	(in millions)
AGUS:
7.0% Senior Notes	$13.5	$13.5	$13.5
8.50% Senior Notes	16.0	8.3	—
Series A Enhanced Junior Subordinated Debentures	9.8	9.8	9.8

AGUS total	39.3	31.6	23.3
AGMH:
6 7/8% QUIBS	7.2	3.6	—
6.25% Notes	15.4	7.7	—
5.60% Notes	6.1	3.1	—
Junior Subordinated Debentures	24.9	12.4	—
Notes Payable	6.7	4.4	—

AGMH total	60.3	31.2	—

Total	$99.6	$62.8	$23.3

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

15. Long-Term Debt and Credit Facilities (Continued)

        The 2006 Credit Facility's financial covenants require that AGL:

  (a)
  maintain a minimum net worth of 75% of the Consolidated Net Worth of Assured Guaranty as of June 30, 2009 (calculated as if the AGMH Acquisition had been consummated on such date); and

  (b)
  maintain a maximum debt-to-capital ratio of 30%.

        In addition, the 2006 Credit Facility requires that AGC maintain qualified statutory capital of at least 75% of its statutory capital as of the fiscal quarter ended June 30, 2006. Furthermore, the 2006 Credit Facility contains restrictions on AGL and its subsidiaries, including, among other things, in respect of their ability to incur debt, permit liens, become liable in respect of guaranties, make loans or investments, pay dividends or make distributions, dissolve or become party to a merger, consolidation or acquisition, dispose of assets or enter into affiliate transactions. Most of these restrictions are subject to certain minimum thresholds and exceptions. The 2006 Credit Facility has customary events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, bankruptcy or insolvency proceedings, change of control and cross-default to other debt agreements. A default by one borrower will give rise to a right of the lenders to terminate the facility and accelerate all amounts then outstanding. As of December 31, 2010 and December 31, 2009, Assured Guaranty was in compliance with all of the financial covenants.

        As of December 31, 2010, no amounts were outstanding under this facility, nor have there been any borrowings during the life of the 2006 Credit Facility.

        Letters of credit totaling approximately $2.9 million remained outstanding as of December 31, 2010 and December 31, 2009. The Company obtained the letters of credit in connection with entering into a lease for new office space in 2008, which space was subsequently sublet.

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

        One event that may lead to an early termination of a lease is the downgrade of AGM, as the strip coverage provider, or the downgrade of the equity payment undertaker within the transaction, in each case, generally to a financial strength rating below double-A. Upon such downgrade, the tax exempt

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

15. Long-Term Debt and Credit Facilities (Continued)

entity is generally obligated to find a replacement credit enhancer within a specified period of time; failure to find a replacement could result in a lease default, and failure to cure the default within a specified period of time could lead to an early termination of the lease and a demand by the lessor for a termination payment from the tax exempt entity. However, even in the event of an early termination of the lease, there would not necessarily be an automatic draw on AGM's policy, as this would only occur to the extent the tax exempt entity does not make the required termination payment.

        AIG International Group, Inc. is one entity that has acted as equity payment undertaker in a number of transactions in which AGM acted as strip coverage provider. AIG was downgraded in the third quarter of 2008 and AGM was downgraded by Moody's in the fourth quarter of 2008. As a result of those downgrades, a number of leveraged lease transactions in which AGM acted as strip coverage provider breached either a ratings trigger related to AIG or a ratings trigger related to AGM. To date, none of the leveraged lease transactions which involve AGM has experienced an early termination due to a lease default and a claim on the AGM guaranty. It is difficult to determine the probability that the Company will have to pay strip provider claims or the likely aggregate amount of such claims.
        On July 1, 2009, AGM and DCL, acting through its New York Branch ("Dexia Crédit Local (NY)"), entered into a credit facility (the "Strip Coverage Facility"). Under the Strip Coverage Facility, Dexia Crédit Local (NY) agreed to make loans to AGM to finance all draws made by lessors on AGM strip policies that were outstanding as of November 13, 2008, up to the commitment amount. The commitment amount of the Strip Coverage Facility was $1 billion at closing of the AGMH Acquisition but is scheduled to amortize over time. As of December 31, 2010, the maximum commitment amount of the Strip Coverage Facility has amortized to $991.9 million. It may also be reduced in 2014 to $750 million, if AGM does not have a specified consolidated net worth at that time.

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

        As of December 31, 2010, no amounts were outstanding under this facility, nor have there been any borrowings during the life of this facility.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

15. Long-Term Debt and Credit Facilities (Continued)

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

        As of December 31, 2010 and December 31, 2009 no amounts were outstanding under this facility nor have there been any borrowings during the life of this facility.

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

        As of December 31, 2010, no amounts were outstanding under this facility nor have there been any borrowings during the life of this facility.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

15. Long-Term Debt and Credit Facilities (Continued)

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

Committed Capital Securities

	Year Ended December 31,
	2010	2009	2008
	(in millions)
AGC CCS:
Put option premium (expense)	$6.0	$6.0	$5.7
Fair value gain (loss)	7.1	(47.1)	42.7
AGM CPS:
Put option premium (expense)	3.7	2.3	—
Fair value gain (loss)	2.1	(75.8)	—

16. Shareholders' Equity

        The Company has an authorized share capital of $5.0 million divided into 500,000,000 shares, par value $0.01 per share. Except as described below, the Company's common shares have no preemptive rights or other rights to subscribe for additional common shares, no rights of redemption, conversion or exchange and no sinking fund rights. In the event of liquidation, dissolution or winding-up, the holders of the Company's common shares are entitled to share equally, in proportion to the number of common shares held by such holder, in the Company's assets, if any remain after the payment of all the Company's liabilities and the liquidation preference of any outstanding preferred shares. Under certain circumstances, the Company has the right to purchase all or a portion of the shares held by a shareholder at fair market value. All of the common shares are fully paid and non assessable. Holders of the Company's common shares are entitled to receive dividends as lawfully may be declared from time to time by the Company's Board of Directors.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

16. Shareholders' Equity (Continued)

        Subject to the Company's Bye-Laws and Bermuda law, the Company's Board of Directors has the power to issue any of the Company's unissued shares as it determines, including the issuance of any shares or class of shares with preferred, deferred or other special rights.

Issuance of Shares

	Number of Shares	Price per Share	Proceeds	Net Proceeds
	(in millions)
December 4, 2009(1)	27,512,600	$20.90	$575.0	$573.8
June 24, 2009(1)(2)	44,275,000	11.00	487.0	448.9
April 8, 2008(3)	10,651,896	23.47	250.0	249.0

(1)
Includes over allotment. On December 8, 2009, $500 million was contributed to AGC in satisfaction of the external capital portion of the rating agency capital initiatives for AGC.

(2)
Concurrent with this common share offering, the Company sold equity units. See Note 15. Proceeds were used to fund the AGMH Acquisition.

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

        On August 4, 2010, the Company's Board of Directors approved a new share repurchase program for up to 2.0 million common shares. Share repurchases will take place at management's discretion depending on market conditions. No shares were repurchased in 2010 under the 2010 share repurchase program.

        On November 8, 2007, the Company's Board of Directors approved a share repurchase program for up to 2.0 million common shares. During 2010, the Company paid $10.5 million to repurchase 0.7 million shares. During 2009, the Company paid $3.7 million to repurchase 1.0 million shares. No shares were repurchased during 2008.

        Any determination to pay cash dividends will be at the discretion of the Company's Board of Directors, and will depend upon the Company's results of operations and operating cash flows, its financial position and capital requirements, general business conditions, legal, tax, regulatory, rating agency and any contractual restrictions on the payment of dividends and any other factors the Company's Board of Directors deems relevant. For more information concerning regulatory constraints that will affect the Company's ability to pay dividends, see Note 10.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

17. Employee Benefit Plans

Accounting Policy

        Stock compensation expense is based on the grant date fair value. Stock compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, is based on the grant date fair value estimated in accordance with accounting standards in effect at that time.

        The expense for Performance Retention Plan awards is recognized over the requisite service period for each separately vesting tranche as though the award were, in substance, multiple awards, with the exception of retirement eligible employees. For retirement eligible employees, the expense is recognized immediately.

        For options granted before January 1, 2006, the Company amortizes the fair value on an accelerated basis. For options granted on or after January 1, 2006, the Company amortizes the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods, with the exception of retirement-eligible employees. For retirement-eligible employees, options are amortized over the period through the date the employee first becomes eligible to retire and is no longer required to provide service to earn part or all of the award. The Company may elect to use different assumptions under the Black-Scholes option valuation model in the future, which could materially affect the Company's net income or earnings per share ("EPS").

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

        The Incentive Plan is administered by a committee of the Board of Directors. The Compensation Committee of the Board serves as this committee except as otherwise determined by the Board. The Board may amend or terminate the Incentive Plan. As of December 31, 2010, 3,113,794 common shares were available for grant under the Incentive Plan.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

17. Employee Benefit Plans (Continued)

Stock Options

        Nonqualified or incentive stock options may be granted to employees and directors of the Company. Stock options are generally granted once a year with exercise prices equal to the closing price on the date of grant. To date, the Company has only issued nonqualified stock options. All stock options granted to employees vest in equal annual installments over a three-year period and expire 10 years from the date of grant. None of the Company's options have a performance or market condition. Following is a summary of the Company's options issued and outstanding for the years ended December 31, 2010, 2009 and 2008:

	Options for Common Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Number of Exercisable Options	Year of Expiration
Balance as of December 31, 2007	3,703,231	21.44		2,186,761
Options granted	608,800	23.13	7.59		2018
Options exercised	(19,000)	18.01
Options forfeited	(66,528)	24.41

Balance as of December 31, 2008	4,226,503	21.65		2,872,199
Options granted	669,098	10.11	5.15		2019
Options exercised	(10,667)	22.91
Options forfeited	(256,339)	21.48

Balance as of December 31, 2009	4,628,595	19.99		3,480,355
Options granted	355,834	19.70	11.50		2020
Options exercised	(16,923)	12.84
Options forfeited	(63,736)	18.47

Balance as of December 31, 2010	4,903,770	20.01		4,010,822

        As of December 31, 2010, the aggregate intrinsic value and weighted average remaining contractual term of options outstanding were $4.5 million and 5.5 years, respectively. As of December 31, 2010, the aggregate intrinsic value and weighted average remaining contractual term of exercisable options were $1.7 million and 4.8 years, respectively.

        The Company recorded $3.4 million in share based compensation related to stock options, after the effects of deferred acquisition costs, during the year ended December 31, 2010. As of December 31, 2010 the total unrecognized compensation expense related to outstanding nonvested stock options was $2.5 million, which will be adjusted in the future for the difference between estimated and actual forfeitures. The Company expects to recognize that expense over the weighted average remaining service period of 1.3 years.

        The fair value of options issued is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted average assumptions used for grants in 2010, 2009 and 2008:

	2010	2009	2008
Dividend yield	0.9%	2.0%	0.8%
Expected volatility	74.68	66.25	35.10
Risk free interest rate	2.4	2.1	2.8
Expected life	5 years	5 years	5 years
Forfeiture rate	4.5	6.0	6.0

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

17. Employee Benefit Plans (Continued)

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

        The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $0.2 million, $27 thousand and $45 thousand, respectively. During the years ended December 31, 2010, 2009 and 2008, $0.2 million, $0.2 million and $0.3 million, respectively, was received from the exercise of stock options and $28 thousand, $(17) thousand and $16 thousand, respectively, related tax benefit was recorded and included in the financing section in the statement of cash flows. In order to satisfy stock option exercises, the Company will issue new shares.

Restricted Stock Awards

        Under the Company's Incentive Plan 31,316, 50,990 and 20,443 restricted common shares were awarded during the years ended December 31, 2010, 2009 and 2008, respectively, to employees and non-employee directors of the Company. These shares vest at various dates through 2012.

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

Restricted Stock Award Activity

	Year Ended December 31, 2010
Nonvested Shares	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2009	366,497	$24.03
Granted	31,316	19.00
Vested	(203,035)	22.32
Forfeited	(3,200)	23.92

Nonvested at December 31, 2010	191,578	$25.01

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

17. Employee Benefit Plans (Continued)

        The Company recorded $1.0 million in share-based compensation, related to restricted stock awards, after the effects of deferred acquisition costs, during the year ended December 31, 2010.

        As of December 31, 2010 the total unrecognized compensation cost related to outstanding nonvested restricted stock awards was $0.5 million, which the Company expects to recognize over the weighted-average remaining service period of 0.5 years. The total fair value of shares vested during the years ended December 31, 2010, 2009 and 2008 was $4.5 million, $7.6 million and $10.3 million, respectively.

Restricted Stock Units

        Under the Company's Incentive Plan 556,000, 469,550 and 275,493 restricted stock units were awarded during the years ended December 31, 2010, 2009 and 2008, respectively, to employees and non-employee directors of the Company. Restricted stock units are valued based on the closing price of the underlying shares at the date of grant. These restricted stock units have vesting terms similar to those of the restricted common shares and are delivered on the vesting date. The Company has granted restricted stock units to directors of the Company. These restricted stock units vest over a one-year period and are delivered after directors leave.

Restricted Stock Unit Activity
(Excluding Dividend Equivalents)

	Year Ended December 31, 2010
Nonvested Stock Units	Number of Stock Units	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2009	722,926	$14.51
Granted	556,000	19.78
Delivered	(171,319)	13.45
Forfeited	(28,388)	14.98

Nonvested at December 31, 2010	1,079,219	$17.31

        The Company recorded $6.2 million ($5.0 million after tax) in share- based compensation related to restricted stock units, after the effects of DAC, during the year ended December 31, 2010. The compensation for restricted stock units is expensed on a straight-line basis over the vesting period. As of December 31, 2010, the total unrecognized compensation cost related to outstanding nonvested restricted stock units was $7.2 million, which the Company expects to recognize over the weighted-average remaining service period of 1.8 years. The total fair value of restricted stock units delivered during the years ended December 31, 2010, 2009 and 2008 was $2.3 million, $1.4 million and $0.4, respectively.

Employee Stock Purchase Plan

        In January 2005, the Company established the Assured Guaranty Ltd. Employee Stock Purchase Plan (the "Stock Purchase Plan") in accordance with Internal Revenue Code Section 423. The Stock Purchase Plan was approved by shareholders at the 2005 Annual General Meeting. Participation in the Stock Purchase Plan is available to all eligible employees. Maximum annual purchases by participants are limited to the number of whole shares that can be purchased by an amount equal to 10 percent of the participant's compensation or, if less, shares having a value of $25,000. Participants may purchase

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

17. Employee Benefit Plans (Continued)

shares at a purchase price equal to 85 percent of the lesser of the fair market value of the stock on the first day or the last day of the subscription period. The Company reserved for issuance and purchases under the Stock Purchase Plan 350,000 shares of its common stock. Employees purchased the Company's shares for aggregate proceeds of $0.3 million, $0.4 million and $0.4 million in the years ended December 31, 2010, 2009 and 2008. The Company recorded $0.3 million ($0.2 million after tax) in share-based compensation, after the effects of DAC, under the Stock Purchase Plan during the year ended December 31, 2010.

Share-Based Compensation Expense

        The following table presents stock based compensation costs by type of award and the effect of deferring such costs as policy acquisition costs, pre-tax. Amortization of previously deferred stock compensation costs is not shown in the table below.

Share-Based Compensation Expense Summary

	Year Ended December 31,
	2010	2009	2008
	(in millions)
Share-Based Employee Cost
Restricted Stock
Recurring amortization	$1.3	$2.8	$6.1
Accelerated amortization for retirement eligible employees	—	0.3	0.1

Subtotal	1.3	3.1	6.2

Restricted Stock Units
Recurring amortization	2.4	1.6	1.2
Accelerated amortization for retirement eligible employees	3.8	1.4	1.6

Subtotal	6.2	3.0	2.8

Stock Options
Recurring amortization	1.7	2.3	3.4
Accelerated amortization for retirement eligible employees	2.2	0.5	1.5

Subtotal	3.9	2.8	4.9

ESPP	0.4	0.2	0.1

Total Share-Based Employee Cost	11.8	9.1	14.0

Share-Based Directors Cost
Restricted Stock	0.6	0.6	0.4
Restricted Stock Units	—	0.2	0.7
Stock Options	0.3	0.2	—

Total Share-Based Directors Cost	0.9	1.0	1.1

Total Share-Based Cost	12.7	10.1	15.1

Less: Share-based compensation capitalized as deferred acquisition costs	1.8	2.3	3.3

Share-based compensation expense	$10.9	$7.8	$11.8

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

17. Employee Benefit Plans (Continued)

Defined Contribution Plan

        The Company maintains savings incentive plans, which are qualified under Section 401(a) of the Internal Revenue Code. The U.S. savings incentive plan is available to eligible full-time employees upon hire. Eligible participants may contribute a percentage of their salary subject to a maximum of $16,500 for 2010. Contributions are matched by the Company at a rate of 100% up to 6% of participant's compensation, subject to IRS limitations. Any amounts over the IRS limits are contributed to and matched by the Company into a nonqualified supplemental executive retirement plan for employees eligible to participate in such nonqualified plan. The Company also makes a core contribution of 6% of the participant's compensation to the qualified plan, subject to IRS limitations, and the nonqualified supplemental executive retirement plan for eligible employees, regardless of whether the employee contributes to the plan(s). In addition, employees become fully vested in Company contributions after one year of service, as defined in the plan. Plan eligibility is immediate upon hire.

        In Bermuda the savings incentive plan qualified under Section 401(a) of the Internal Revenue Code is available to eligible full-time employees upon their first date of employment. Eligible participants may contribute a percentage of their salary subject to a maximum of $16,500 for 2010. Contributions are matched by the Company at a rate of 100% up to 6% of the participant's compensation, subject to IRS limitations. Eligible participants also receive a Company core contribution equal to 6% of the participant's compensation, subject to IRS limitations, without requiring the participant to contribute to the plan. Participants generally vest in Company contributions upon the completion of one year of service. With respect to those employees who are Bermudian or spouses of Bermudians and who must participate in the Bermuda national pension scheme plan maintained by the Company, a portion of the foregoing contributions are made to the Bermuda national pension scheme plan. If employee or employer contributions in the Bermuda savings incentive plan are limited by the tax-qualification rules of Code section 401(a), then contributions in excess of those limits are allocated to a nonqualified plan for eligible employees. The Company may contribute an additional amount to eligible employees' Bermuda nonqualified plan accounts at the discretion of the Board of Directors. No such contribution was made for plan years 2010, 2009 or in 2008.

        The Company recognized defined contribution expenses of $11.4 million, $6.2 million and $5.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

17. Employee Benefit Plans (Continued)

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

        Beginning in 2008, the Company integrated PRP awards into its long term incentive compensation system and substantially increased the number and amount of these awards. Generally, each PRP award is divided into three installments, with 25% of the award allocated to a performance period that includes the year of the award and the next year, 25% of the award allocated to a performance period that includes the year of the award and the next two years, and 50% of the award allocated to a performance period that includes the year of the award and the next three years. Each installment of an award vests if the participant remains employed through the end of the performance period for that installment. Awards may vest upon the occurrence of other events as set forth in the plan documents. Payment for each performance period is made at the end of that performance period. One half of each installment is increased or decreased in proportion to the increase or decrease of per share adjusted book value during the performance period, and one half of each installment is increased or decreased in proportion to the operating return on equity during the performance period. Since 2008, a limited number of awards have cliff vesting in four or five years. Operating return on equity and adjusted book value are defined in each PRP award agreement.

        Under awards since 2008, a payment otherwise subject to the $1 million limit on tax deductible compensation, will not be made unless performance satisfies a minimum threshold.

        As described above, the performance measures used to determine the amounts distributable under the PRP are based on the Company's operating return on equity and growth in per share adjusted book value, or in the case of the 2007 awards growth in adjusted book value, as defined. The Compensation Committee believes that management's focus on achievement of these performance measures will lead to increases in the Company's intrinsic value. For PRP awards, the Compensation Committee uses the following methods to determine operating return on equity and adjusted book value.

  •
  Operating return on equity as of any date is determined by the Compensation Committee and equals the Company's operating income as a percentage of average shareholders' equity, excluding AOCI and after-tax unrealized gains (losses) on derivative financial instruments. To determine operating income, the Compensation Committee adjusts reported net income or loss to remove items that are determined by the Compensation Committee to increase or decrease reported net income or loss without a corresponding increase or decrease in value of AGL.

  •
  To determine adjusted book value, the Compensation Committee adjusts the reported shareholder equity (i) to remove items that are determined by the Compensation Committee to increase or decrease reported shareholder equity without a corresponding increase or decrease in value of the Company's, and (ii) to include items that are determined by the Compensation

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

17. Employee Benefit Plans (Continued)

    Committee to increase or decrease the value of the Company's without a corresponding increase or decrease to reported shareholder equity.

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

        The Company recognized cash-based compensation as follows:

	2010	2009	2008
	(in millions)
Performance Retention Plan expense, pre-tax	$14.0	$9.0	$5.7
Performance Retention Plan expense, after-tax	9.5	7.1	4.5
Performance Retention Plan expense for retirement eligible employees, pre-tax	6.0	4.5	3.3

18. Earnings Per Share

Accounting Policy

        Effective January 1, 2009, the Company adopted an accounting standard that stated share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities. Restricted stock awards granted prior to February 2008 are considered participating securities as they received non-forfeitable rights to dividends at the same rate as common stock. As participating securities, the Company includes these instruments in the calculation of basic EPS, and calculates basic EPS using the two-class method.

        Prior to January 1, 2009, restricted stock was included in the Company's dilutive EPS calculation using the treasury stock method. The two-class method of computing EPS is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Basic EPS is then calculated by dividing net (loss) income available to common shareholders of Assured Guaranty by the weighted-average number of common shares outstanding during the period. Diluted EPS adjusts basic (loss) EPS for the effects of restricted stock, stock options, equity units and other potentially dilutive financial instruments ("dilutive securities"), only in the periods in which such effect is dilutive. The dilutive effect of the dilutive securities is reflected in diluted EPS by application of the more dilutive of (1) the treasury stock method or (2) the two-class method assuming nonvested shares are not converted into common shares. With respect to the equity units (see Note 15), in computing EPS, the treasury stock method is used. Basic EPS will not be affected until the equity forwards are satisfied and the holders thereof become common stock holders. Diluted EPS is not affected unless the Company's common stock price is over $12.93 per share. The Company has a single class of common stock. There was no impact on previously reported basic and diluted EPS for year ended December 31, 2008.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

18. Earnings Per Share (Continued)

        The following table sets forth the computation of basic and diluted EPS:

	Year Ended December 31,
	2010	2009	2008
	(in millions, except per share amounts)
Basic EPS:
Net income (loss) attributable to AGL	$548.9	$97.2	$68.9
Less: Distributed and undistributed income (loss) available to nonvested shareholders	1.0	0.4	0.6

Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries	$547.9	$96.8	$68.3

Basic shares	184.0	126.5	88.0
Basic EPS	$2.98	$0.77	$0.78
Diluted EPS:
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries	$547.9	$96.8	$68.3
Plus: Re-allocation of undistributed income (loss) available to nonvested shareholders of AGL and subsidiaries	—	—	—

Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries	$547.9	$96.8	$68.3

Basic shares	184.0	126.5	88.0
Effect of dilutive securities:
Options and restricted stock awards	0.9	0.6	0.4
Equity units	4.0	2.0	—

Diluted shares	188.9	129.1	88.4

Diluted EPS	$2.90	$0.75	$0.77
Potentially dilutive securities excluded from computation of EPS because of antidilutive effect	3.0	4.4	2.4

19. Segments

        The Company's business includes two principal segments: financial guaranty direct and financial guaranty reinsurance. The financial guaranty direct segment includes policies issued directly to the holders of insured obligations at time of issuance and those issued in the secondary market. The financial guaranty reinsurance segment includes assumed reinsurance contracts written to third parties. The Company's mortgage guaranty insurance business, which was previously as a separate segment and has had no new activity in recent years, and other lines of business that were 100% ceded upon Assured Guaranty's IPO in 2004, are shown as "other." Each segment is reported net of business ceded to external reinsurers. The financial guaranty segments include contracts accounted for as both insurance and credit derivatives. Financial guaranties of RMBS and CMBS are included in both the financial guaranty direct and reinsurance segments.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

19. Segments (Continued)

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

        The following table summarizes the components of underwriting gain (loss) for each reporting segment:

Underwriting Gain (Loss) by Segment

	Year Ended December 31, 2010
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Other	Underwriting Gain (Loss)	Consolidation of VIEs	Total
	(in millions)
Net earned premiums	$1,161.7	$70.2	$2.4	$1,234.3	$(47.6)	$1,186.7
Credit derivative revenues(1)	210.9	(0.6)	—	210.3	—	210.3
Other income	60.5	—	—	60.5	—	60.5
Loss and loss adjustment (expenses) recoveries	(406.7)	(75.7)	(0.2)	(482.6)	68.8	(413.8)
Losses incurred on credit derivatives	(200.5)	(8.9)	—	(209.4)	—	(209.4)
Amortization of deferred acquisition costs	(16.6)	(17.4)	(0.1)	(34.1)	—	(34.1)
Other operating expenses	(171.3)	(29.2)	(1.3)	(201.8)	—	(201.8)

Underwriting gain (loss)	$638.0	$(61.6)	$0.8	$577.2

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

19. Segments (Continued)

	Year Ended December 31, 2009
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Other	Total
	(in millions)
Net earned premiums	$793.1	$134.4	$2.9	$930.4
Credit derivative revenues(1)	168.2	2.0	—	170.2
Other income	31.3	0.1	—	31.4
Loss and loss adjustment (expenses) recoveries	(241.9)	(123.8)	(12.1)	(377.8)
Losses incurred on credit derivatives	(238.1)	(0.6)	—	(238.7)
Amortization of deferred acquisition costs	(16.3)	(37.1)	(0.5)	(53.9)
Other operating expenses	(136.4)	(26.4)	(3.0)	(165.8)

Underwriting gain (loss)	$359.9	$(51.4)	$(12.7)	$295.8

	Year Ended December 31, 2008
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Other	Total
	(in millions)
Net earned premiums	$90.0	$165.7	$5.7	$261.4
Credit derivative revenues(1)	113.8	3.4	—	117.2
Other income	0.5	0.2	—	0.7
Loss and loss adjustment (expenses) recoveries	(196.9)	(68.4)	(0.5)	(265.8)
Losses incurred on credit derivatives	(38.3)	(5.4)	0.4	(43.3)
Amortization of deferred acquisition costs	(14.1)	(46.6)	(0.5)	(61.2)
Other operating expenses	(61.6)	(20.7)	(2.6)	(84.9)

Underwriting gain (loss)	$(106.6)	$28.2	$2.5	$(75.9)

(1)
Comprised of premiums and ceding commissions.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

19. Segments (Continued)

Reconciliation of Underwriting Gain (Loss)
to Income (Loss) before Income Taxes

	Year Ended December 31,
	2010	2009	2008
	(in millions)
Total underwriting gain	$577.2	$295.8	$(75.9)
Net investment income	354.7	259.2	162.6
Net realized investment gains (losses)	(2.0)	(32.7)	(69.8)
Unrealized gains on credit derivatives, excluding losses incurred on credit derivatives	(5.2)	(105.7)	81.7
Fair value gain (loss) on CCS	9.2	(122.9)	42.7
Net change in financial guaranty VIEs	(183.1)	(1.2)	—
Other income(1)	(20.4)	27.1	—
AGMH acquisition-related expenses	(6.8)	(92.3)	—
Interest expense	(99.6)	(62.8)	(23.3)
Goodwill and settlement of intercompany relationship	—	(23.3)	—
CCS premium expense(2)	(9.7)	(8.3)	(5.7)
Elimination of insurance accounts for VIEs	21.2	—	—

Income (loss) before provision for income taxes	$635.5	$132.9	$112.3

(1)
Includes foreign exchange gain (loss) on revaluation of premium receivable and reinsurance cession of OTTI of investment assets associated with a BIG financial guaranty contract.

(2)
Recorded in other operating expenses.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

19. Segments (Continued)

        The following table provides the source from which each of the Company's segments derives their net earned premiums:

Net Earned Premiums By Segment

	Year Ended December 31,
	2010	2009	2008
	(in millions)
Financial guaranty direct:
Public finance	$437.4	$328.0	$34.6
Structured finance	724.3	465.0	55.4

Total	1,161.7	793.0	90.0
Financial guaranty reinsurance:
Public finance	39.0	92.8	123.1
Structured finance	31.2	41.6	42.6

Total	70.2	134.4	165.7
Other	2.4	3.0	5.7

Subtotal	1,234.3	930.4	261.4
Consolidation of VIEs	(47.6)	—	—

Total net earned premiums	1,186.7	930.4	261.4
Net credit derivative premiums received and receivable	206.8	168.1	118.1

Total net earned premiums and credit derivative premiums received and receivable	$1,393.5	$1,098.5	$379.5

        The following table presents DAC, unearned premium reserves and loss and LAE reserves by segment as of December 31, 2010 and 2009.

Selected Balance Sheet Data
by Segment

	As of December 31,
	2010			2009
	Deferred Acquisition Cost	Unearned Premium Reserves	Loss and LAE Reserves	Deferred Acquisition Cost	Unearned Premium Reserves	Loss and LAE Reserves
	(in millions)
Financial guaranty direct	$133.7	$6,518.7	$418.4	$96.3	$7,759.7	$188.0
Financial guaranty reinsurance	105.9	443.8	140.9	145.4	627.8	96.3
Other	0.2	10.4	3.7	0.3	12.7	5.2

Total	$239.8	$6,972.9	$563.0	$242.0	$8,400.2	$289.5

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

20. Subsidiary Information

        The following tables present the condensed consolidated financial information for AGL, AGUS, of which AGC, AGMH and AGM are subsidiaries, and other subsidiaries of Assured Guaranty as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008.

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2010
(in millions)

		Assured Guaranty US Holdings Inc.
	Assured Guaranty Ltd. (Parent)	AGUS (Parent)	AGMH (Consolidated)	AGC and Other Subsidiaries	Consolidating Adjustments	AGUS (Consolidated)	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
ASSETS
Total investment portfolio and cash	$22.5	$15.7	$5,503.0	$2,945.9	$—	$8,464.6	$2,350.0	$—	$10,837.1
Investment in subsidiaries	3,768.9	3,030.7	—	—	(3,030.7)	—	—	(3,768.9)	—
Premiums receivable, net of ceding commissions payable	—	—	729.2	269.5	—	998.7	348.1	(179.2)	1,167.6
Ceded unearned premium reserve	—	—	1,494.4	388.5	—	1,882.9	0.5	(1,061.6)	821.8
Deferred acquisition costs	—	—	(82.9)	57.9	—	(25.0)	375.4	(110.6)	239.8
Reinsurance recoverable on unpaid losses	—	—	24.6	68.1	—	92.7	0.4	(70.8)	22.3
Credit derivative assets	—	—	181.8	387.4	(2.7)	566.5	103.5	(77.1)	592.9
Deferred tax asset, net	—	(0.8)	850.6	339.7	1.1	1,190.6	13.2	20.2	1,224.0
Intercompany receivable	—	—	300.0	—	(300.0)	—	—	—	—
Financial guaranty variable interest entities' assets, at fair value	—	—	3,368.4	966.0	—	4,334.4	—	—	4,334.4
Other assets	19.2	3.8	942.1	295.8	(38.1)	1,203.6	134.2	(125.4)	1,231.6

TOTAL ASSETS	$3,810.6	$3,049.4	$13,311.2	$5,718.8	$(3,370.4)	$18,709.0	$3,325.3	$(5,373.4)	$20,471.5

LIABILITIES AND SHAREHOLDERS' EQUITY
Unearned premium reserves	$—	$—	$5,321.3	$1,323.1	$—	$6,644.4	$1,332.1	$(1,003.6)	$6,972.9
Loss and LAE reserve	—	—	243.0	231.1	—	474.1	178.4	(89.5)	563.0
Long-term debt	—	518.4	534.5	—	—	1,052.9	—	—	1,052.9
Intercompany payable	—	—	—	300.0	(300.0)	—	—	—	—
Credit derivative liabilities	—	0.2	592.8	1,506.0	(2.7)	2,096.3	446.4	(77.2)	2,465.5
Financial guaranty variable interest entities' liabilities, at fair value	—	—	3,921.9	1,019.2	—	4,941.1	—	—	4,941.1
Other liabilities	11.8	(24.3)	754.4	252.0	(37.0)	945.1	16.9	(296.5)	677.3

TOTAL LIABILITIES	11.8	494.3	11,367.9	4,631.4	(339.7)	16,153.9	1,973.8	(1,466.8)	16,672.7

TOTAL SHAREHOLDERS' EQUITY ATTRIBUTBLE TO ASSURED GUARANTY LTD.	3,798.8	2,555.1	1,943.3	1,087.4	(3,030.7)	2,555.1	1,351.5	(3,906.6)	3,798.8
Noncontrolling interest of financial guaranty variable interest entities	—	—	—	—	—	—	—	—	—

TOTAL SHAREHOLDERS' EQUITY	3,798.8	2,555.1	1,943.3	1,087.4	(3,030.7)	2,555.1	1,351.5	(3,906.6)	3,798.8

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,810.6	$3,049.4	$13,311.2	$5,718.8	$(3,370.4)	$18,709.0	$3,325.3	$(5,373.4)	$20,471.5

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

20. Subsidiary Information (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2009
(in millions)

		Assured Guaranty US Holdings Inc.
	Assured Guaranty Ltd. (Parent)	AGUS (Parent)	AGMH (Consolidated)	AGC and Other Subsidiaries	Consolidating Adjustments	AGUS (Consolidated)	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
ASSETS
Total investment portfolio and cash	$52.5	$3.7	$5,957.6	$2,867.1	$—	$8,828.4	$2,131.6	$—	$11,012.5
Investment in subsidiaries	3,457.1	2,852.0	—	—	(2,852.0)	—	—	(3,457.1)	—
Premiums receivable, net of ceding commissions payable	—	—	787.4	349.7	(1.2)	1,135.9	446.2	(163.9)	1,418.2
Ceded unearned premium reserve	—	—	1,545.0	435.3	—	1,980.3	0.5	(900.3)	1,080.5
Deferred acquisition costs	—	—	(27.0)	45.2	—	18.2	342.0	(118.2)	242.0
Reinsurance recoverable on unpaid losses	—	—	13.7	50.7	—	64.4	0.9	(51.2)	14.1
Credit derivative assets	—	—	227.0	244.6	—	471.6	68.5	(47.6)	492.5
Deferred tax asset, net	—	(0.4)	879.2	242.0	—	1,120.8	9.7	27.7	1,158.2
Intercompany receivable	—	—	300.0	—	(300.0)	—	—	—	—
Financial guaranty variable interest entities' assets, at fair value	—	—	762.3	—	—	762.3	—	—	762.3
Other assets	22.6	1.3	397.9	203.0	(0.5)	601.7	83.4	(85.3)	622.4

TOTAL ASSETS	$3,532.2	$2,856.6	$10,843.1	$4,437.6	$(3,153.7)	$14,983.6	$3,082.8	$(4,795.9)	$16,802.7

LIABILITIES AND SHAREHOLDERS' EQUITY
Unearned premium reserves	$—	$—	$6,468.3	$1,451.6	$—	$7,919.9	$1,301.5	$(821.2)	$8,400.2
Loss and LAE reserve	—	—	55.3	191.2	—	246.5	122.3	(79.3)	289.5
Long-term debt	—	517.4	549.1	—	—	1,066.5	—	—	1,066.5
Intercompany payable	—	—	—	300.0	(300.0)	—	—	—	—
Credit derivative liabilities	—	0.2	625.7	1,076.7	—	1,702.6	379.4	(47.4)	2,034.6
Financial guaranty variable interest entities' liabilities, at fair value	—	—	762.7	—	—	762.7	—	—	762.7
Other liabilities	11.7	(15.6)	761.4	187.1	(1.7)	931.2	25.4	(239.2)	729.1

TOTAL LIABILITIES	11.7	502.0	9,222.5	3,206.6	(301.7)	12,629.4	1,828.6	(1,187.1)	13,282.6

TOTAL SHAREHOLDERS' EQUITY ATTRIBUTBLE TO ASSURED GUARANTY LTD	3,520.5	2,354.6	1,621.0	1,231.0	(2,852.0)	2,354.6	1,254.2	(3,608.8)	3,520.5
Noncontrolling interest of financial guaranty variable interest entities	—	—	(0.4)	—	—	(0.4)	—	—	(0.4)

TOTAL SHAREHOLDERS' EQUITY	3,520.5	2,354.6	1,620.6	1,231.0	(2,852.0)	2,354.2	1,254.2	(3,608.8)	3,520.1

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,532.2	$2,856.6	$10,843.1	$4,437.6	$(3,153.7)	$14,983.6	$3,082.8	$(4,795.9)	$16,802.7

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

20. Subsidiary Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2010
(in millions)

		Assured Guaranty US Holdings Inc.
	Assured Guaranty Ltd (Parent)	AGUS (Parent)	AGMH (Consolidated)	AGC and Other Subsidiaries	Consolidating Adjustments	AGUS (Consolidated)	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$907.8	$106.7	$—	$1,014.5	$153.7	$18.5	$1,186.7
Net investment income	—	—	196.5	88.1	(15.0)	269.6	85.1	—	354.7
Net realized investment gains (losses)	—	—	(11.9)	2.4	—	(9.5)	7.5	—	(2.0)
Net change in fair value of credit derivatives:
Realized gains and other settlements	—	—	61.8	78.2	—	140.0	13.5	—	153.5
Net unrealized gains (losses)	—	—	(10.7)	(139.1)	—	(149.8)	(8.0)	—	(157.8)

Net change in fair value of credit derivatives	—	—	51.1	(60.9)	—	(9.8)	5.5	—	(4.3)
Equity in earnings of subsidiaries	573.3	511.3	—	—	(511.3)	—	—	(573.3)	—
Other income(1)	—	—	(129.4)	12.7	—	(116.7)	(16.0)	(1.1)	(133.8)

TOTAL REVENUES	573.3	511.3	1,014.1	149.0	(526.3)	1,148.1	235.8	(555.9)	1,401.3

EXPENSES
Loss and LAE	—	—	191.5	111.2	—	302.7	106.2	4.9	413.8
Amortization of deferred acquisition costs and other operating expenses	24.4	1.0	75.1	99.0	—	175.1	55.0	(8.9)	245.6
Other(2)	—	41.6	60.4	18.2	(15.0)	105.2	1.2	—	106.4

TOTAL EXPENSES	24.4	42.6	327.0	228.4	(15.0)	583.0	162.4	(4.0)	765.8

INCOME (LOSS) BEFORE INCOME TAXES	548.9	468.7	687.1	(79.4)	(511.3)	565.1	73.4	(551.9)	635.5
Total provision (benefit) for income taxes	—	(14.9)	136.5	(40.1)	—	81.5	(2.4)	7.5	86.6

NET INCOME (LOSS)	548.9	483.6	550.6	(39.3)	(511.3)	483.6	75.8	(559.4)	548.9
Less: Noncontrolling interest of variable interest entities	—	—	—	—	—	—	—	—	—

NET INCOME (LOSS) ATTRIBUTABLE TO ASSURED GUARANTY LTD	$548.9	$483.6	$550.6	$(39.3)	$(511.3)	$483.6	$75.8	$(559.4)	$548.9

(1)
Includes fair value gain (loss) on CCS, net change in financial guaranty VIEs and other income.

(2)
Includes AGMH acquisition related expenses and interest expense.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

20. Subsidiary Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2009
(in millions)

		Assured Guaranty US Holdings Inc.
	Assured Guaranty Ltd (Parent)	AGUS (Parent)	AGMH (Consolidated)	AGC and Other Subsidiaries	Consolidating Adjustments	AGUS (Consolidated)	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$575.4	$138.7	$—	$714.1	$181.1	$35.2	$930.4
Net investment income	0.1	0.5	92.3	76.6	(0.5)	168.9	90.8	(0.6)	259.2
Net realized investment gains (losses)	—	—	1.3	3.0	—	4.3	(37.3)	0.3	(32.7)
Net change in fair value of credit derivatives:
Realized gains and other settlements	—	—	63.5	90.8	—	154.3	9.3	—	163.6
Net unrealized gains (losses)	—	—	223.4	(481.6)	—	(258.2)	(79.6)	—	(337.8)

Net change in fair value of credit derivatives	—	—	286.9	(390.8)	—	(103.9)	(70.3)	—	(174.2)
Equity in earnings of subsidiaries	124.5	319.4	—	—	(319.4)	—	—	(124.5)	—
Other income(1)	—	—	(41.1)	(41.3)	—	(82.4)	29.5	(12.7)	(65.6)

TOTAL REVENUES	$124.6	$319.9	$914.8	$(213.8)	$(319.9)	$701.0	$193.8	$(102.3)	$917.1

EXPENSES
Loss and LAE	$—	$—	$51.8	$192.9	$—	$244.7	$133.6	$(0.5)	$377.8
Amortization of deferred acquisition costs and other operating expenses	20.2	—	69.9	72.5	—	142.4	67.0	(1.6)	228.0
Other(2)	7.2	50.4	(161.9)	110.6	(0.5)	(1.4)	2.1	170.5	178.4

TOTAL EXPENSES	27.4	50.4	(40.2)	376.0	(0.5)	385.7	202.7	168.4	784.2

INCOME (LOSS) BEFORE INCOME TAXES	97.2	269.5	955.0	(589.8)	(319.4)	315.3	(8.9)	(270.7)	132.9
Total provision (benefit) for income taxes	—	(15.8)	231.5	(184.5)	—	31.2	—	5.7	36.9

NET INCOME (LOSS)	97.2	285.3	723.5	(405.3)	(319.4)	284.1	(8.9)	(276.4)	96.0
Less: Noncontrolling interest of variable interest entities	—	—	(1.2)	—	—	(1.2)	—	—	(1.2)

NET INCOME (LOSS) ATTRIBUTABLE TO ASSURED GUARANTY LTD	$97.2	$285.3	$724.7	$(405.3)	$(319.4)	$285.3	$(8.9)	$(276.4)	$97.2

(1)
Includes fair value gain (loss) on CCS, net change in financial guaranty VIEs and other income.

(2)
Includes AGMH acquisition-related expenses, interest expense, and goodwill and settlement of pre-existing relationship.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

20. Subsidiary Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2008
(in millions)

	Assured Guaranty Ltd (Parent)	AGUS (Consolidated)	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$92.0	$169.4	$—	$261.4
Net investment income	0.5	73.7	88.4	—	162.6
Net realized investment gains (losses)	—	(14.7)	(55.1)	—	(69.8)
Net change in fair value of credit derivatives:
Realized gains and other settlements	—	93.4	24.2	—	117.6
Net unrealized gains (losses)	—	126.2	(88.2)	—	38.0

Net change in fair value of credit derivatives	—	219.6	(64.0)	—	155.6
Equity in earnings of subsidiaries	85.6	—	—	(85.6)	—
Other income(1)	—	44.4	—	(1.0)	43.4

TOTAL REVENUES	$86.1	$415.0	138.7	(86.6)	553.2

EXPENSES
Loss and LAE	—	149.5	116.3	—	265.8
Amortization of deferred acquisition costs and other operating expenses	17.2	77.8	56.8	—	151.8
Other(2)	—	23.3	—	—	23.3

TOTAL EXPENSES	17.2	250.6	173.1	—	440.9

INCOME (LOSS) BEFORE INCOME TAXES	68.9	164.4	(34.4)	(86.6)	112.3
Total provision (benefit) for income taxes	—	42.7	0.7	—	43.4

NET INCOME (LOSS)	68.9	121.7	(35.1)	(86.6)	68.9
Less: Noncontrolling interest of variable interest entities	—	—	—	—	—

NET INCOME (LOSS) ATTRIBUTABLE TO ASSURED GUARANTY LTD	$68.9	$121.7	$(35.1)	$(86.6)	$68.9

(1)
Includes fair value gain (loss) on CCS and other income.

(2)
Includes interest expense.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

20. Subsidiary Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2010
(in millions)

		Assured Guaranty US Holdings Inc.
	Assured Guaranty Ltd. (Parent)	AGUS (Parent)	AGMH (Consolidated)	AGC and Other Subsidiaries	Consolidating Adjustments	(Consolidated)	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$15.7	$11.8	$(83.3)	$42.0	$(50.0)	$(79.5)	$191.8	$(24.0)	$104.0

Cash flows from investing activities
Fixed maturity securities:
Purchases	—	—	(708.3)	(877.6)	4.3	(1,581.6)	(890.3)	10.2	(2,461.7)
Sales	—	—	518.7	245.1	(4.3)	759.5	314.3	(10.2)	1,063.6
Maturities	—	—	539.2	161.9	—	701.1	293.3	—	994.4
Purchases of short-term investments, net	30.0	1.1	(43.5)	530.7	—	488.3	119.0	—	637.3
Net proceeds from financial guaranty variable entities' assets	—	—	410.2	13.8	—	424.0	—	—	424.0
Other	—	—	19.7	—	—	19.7	—	—	19.7

Net cash flows used in investing activities	30.0	1.1	736.0	73.9	—	811.0	(163.7)	—	677.3

Cash flows from financing activities
Repurchases of common stock	(10.5)	—	—	—	—	—	—	—	(10.5)
Dividends paid	(33.2)	—	—	(50.0)	50.0	—	(24.0)	24.0	(33.2)
Share activity under option and incentive plans	(2.0)	—	—	—	—	—	—	—	(2.0)
Net paydowns of financial guaranty variable entities' liabilities	—	—	(605.6)	(45.2)	—	(650.8)	—	—	(650.8)
Payment of long-term debt	—	—	(20.9)	—	—	(20.9)	—	—	(20.9)

Net cash flows provided by (used in) financing activities	(45.7)	—	(626.5)	(95.2)	50.0	(671.7)	(24.0)	24.0	(717.4)
Effect of exchange rate changes	—	—	(0.6)	(0.2)	—	(0.8)	—	—	(0.8)

Increase (decrease) increase in cash	—	12.9	25.6	20.5	—	59.0	4.1	—	63.1
Cash at beginning of period	—	0.1	26.1	6.2	—	32.4	11.7	—	44.1

Cash at end of period	$—	$13.0	$51.7	$26.7	$—	$91.4	$15.8	$—	$107.2

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

20. Subsidiary Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2009
(in millions)

		Assured Guaranty US Holdings Inc.
	Assured Guaranty Ltd. (Parent)	AGUS (Parent)	AGMH (Consolidated)	AGC and Other Subsidiaries	Consolidating Adjustments	(Consolidated)	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$19.6	$(23.9)	$(85.3)	$304.3	$(16.8)	$178.3	$112.1	$(30.8)	$279.2

Cash flows from investing activities
Fixed maturity securities:
Purchases	—	—	(475.1)	(1,064.7)	—	(1,539.8)	(747.9)	—	(2,287.7)
Sales	—	—	385.7	594.0	—	979.7	539.6	—	1,519.3
Maturities	—	—	196.5	7.8	—	204.3	13.6	—	217.9
Sales (purchases) of short-term investments, net	(52.3)	(3.5)	221.9	(685.6)	—	(467.2)	122.4	—	(397.1)
Capital contribution to subsidiary	(962.9)	(556.7)	—	—	556.7	—	(512.0)	1,474.9	—
Acquisition of AGMH	—	(546.0)	—	—	87.0	(459.0)	—	—	(459.0)
Investment in subsidiary	—	—	(300.0)	—	300.0	—	—	—	—
Other	—	—	9.4	—	—	9.4	—	—	9.4

Net cash flows used in investing activities	(1,015.2)	(1,106.2)	38.4	(1,148.5)	943.7	(1,272.6)	(584.3)	1,474.9	(1,397.2)

Cash flows from financing activities
Net proceeds from issuance of common stock and equity units	1,022.8	167.3	—	—	—	167.3	—	—	1,190.1
Capital contribution from parent	—	962.9	—	556.7	(556.7)	962.9	512.0	(1,474.9)	—
Dividends paid	(22.8)	—	—	(16.8)	16.8	—	(30.3)	30.8	(22.3)
Repurchases of common stock	(3.7)	—	—	—	—	—	—	—	(3.7)
Share activity under option and incentive plans	(0.7)	—	—	—	—	—	—	—	(0.7)
Issuance of debt	—	—	—	300.0	(300.0)	—	—	—	—
Payment of long-term debt	—	—	(14.8)	—	—	(14.8)	—	—	(14.8)

Net cash flows provided by (used in) financing activities	995.6	1,130.2	(14.8)	839.9	(839.9)	1,115.4	481.7	(1,444.1)	1,148.6
Effect of exchange rate changes	—	—	0.8	0.4	—	1.2	—	—	1.2

Increase (decrease) in cash	—	0.1	(60.9)	(3.9)	87.0	22.3	9.5	—	31.8
Cash at beginning of period	—	—	87.0	10.2	(87.0)	10.2	2.1	—	12.3

Cash at end of period	$—	$0.1	$26.1	$6.3	$—	$32.5	$11.6	$—	$44.1

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

20. Subsidiary Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2008
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Consolidated)	AG Re and Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$21.4	$271.0	$166.9	$(32.3)	$427.0

Cash flows from investing activities
Fixed maturity securities:
Purchases	—	(495.8)	(776.2)	—	(1,272.0)
Sales	—	207.2	325.0	—	532.2
Maturities	—	—	11.7	—	11.7
Sales (purchases) of short-term investments, net	0.2	(76.1)	154.4	—	78.5
Capital contribution to subsidiary	(250.0)	—	—	250.0	—

Net cash flows used in investing activities	(249.8)	(364.7)	(285.1)	250.0	(649.6)

Cash flows from financing activities
Net proceeds from issuance of common stock and equity units	249.0	—	—	—	249.0
Capital contribution from parent	—	100.0	150.0	(250.0)	—
Dividends paid	(17.0)	—	(31.3)	32.3	(16.0)
Share activity under option and incentive plans	(3.6)	—	—	—	(3.6)

Net cash flows provided by (used in) financing activities	228.4	100.0	118.7	(217.7)	229.4
Effect of exchange rate changes	—	(1.7)	(0.8)	—	(2.5)

Increase (decrease) in cash	—	4.6	(0.3)	—	4.3
Cash at beginning of period	—	5.6	2.4	—	8.0

Cash at end of period	$—	$10.2	$2.1	$—	$12.3

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

21. Quarterly Financial Information (Unaudited)

        A summary of selected quarterly statement of operations information follows:

2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(dollars in millions, except per share data)
Revenues
Net earned premiums	$319.6	$292.1	$288.7	$286.3	$1,186.7
Net investment income	84.3	90.9	85.6	93.9	354.7
Net realized investment gains (losses)	9.4	(8.4)	(2.4)	(0.6)	(2.0)
Net change in fair value of credit derivatives	278.8	73.5	(232.5)	(124.1)	(4.3)
Fair value gain (loss) on CCS	(1.3)	12.6	(5.5)	3.4	9.2
Net change in financial guaranty VIEs	(10.6)	0.5	203.2	(376.2)	(183.1)
Other income	(12.9)	(13.5)	33.8	32.7	40.1
Expenses
Loss and LAE	130.5	71.2	109.1	103.0	413.8
Amortization of deferred acquisition costs	8.2	6.9	8.0	11.0	34.1
AGMH acquisition-related expenses	4.0	2.8	—	—	6.8
Interest expense	25.1	24.9	24.9	24.7	99.6
Goodwill and settlement of pre-existing relationship	—	—	—	—	—
Other operating expenses	62.6	47.4	52.2	49.3	211.5
Income (loss) before provision for income taxes	436.9	294.5	176.7	(272.6)	635.5
Provision (benefit) for income taxes	114.9	91.0	(4.2)	(115.1)	86.6
Net income (loss)	322.0	203.5	180.9	(157.5)	548.9
Net income (loss) attributable to Assured Guaranty Ltd.	322.0	203.5	180.9	(157.5)	548.9
Earnings (loss) per share(1):
Basic	$1.74	$1.10	$0.98	$(0.86)	$2.98
Diluted	$1.69	$1.08	$0.96	$(0.86)	$2.90
Dividends per share	$0.045	$0.045	$0.045	$0.045	$0.18

2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(dollars in millions, except per share data)
Revenues
Net earned premiums	$148.5	$78.6	$330.0	$373.3	$930.4
Net investment income	43.6	43.3	84.7	87.6	259.2
Net realized investment gains (losses)	(17.1)	(4.9)	(6.1)	(4.6)	(32.7)
Net change in fair value of credit derivatives	47.6	(226.5)	(133.6)	138.3	(174.2)
Fair value gain (loss) on CCS	19.7	(60.6)	(53.1)	(28.9)	(122.9)
Net change in financial guaranty VIEs	—	—	(5.3)	4.1	(1.2)
Other income	0.9	0.5	57.0	0.1	58.5
Expenses
Loss and LAE	79.8	38.0	133.3	126.7	377.8
Amortization of deferred acquisition costs	23.5	16.5	1.3	12.6	53.9
AGMH acquisition-related expenses	4.7	24.2	51.3	12.1	92.3
Interest expense	5.8	6.5	25.2	25.3	62.8
Goodwill and settlement of pre-existing relationship	—	—	23.3	—	23.3
Other operating expenses	29.3	26.5	67.3	51.0	174.1
Income (loss) before provision for income taxes	100.1	(281.3)	(28.1)	342.2	132.9
Provision (benefit) for income taxes	14.6	(111.3)	12.2	121.4	36.9
Net income (loss)	85.5	(170.0)	(40.3)	220.8	96.0
Net income (loss) attributable to Assured Guaranty Ltd.	85.5	(170.0)	(35.0)	216.7	97.2
Earnings (loss) per share(1):
Basic	$0.94	$(1.82)	$(0.22)	$1.31	$0.77
Diluted	$0.93	$(1.82)	$(0.22)	$1.27	$0.75
Dividends per share	$0.045	$0.045	$0.045	$0.045	$0.18

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        Evaluation of Disclosure Controls and Procedures.    Assured Guaranty's management, with the participation of Assured Guaranty Ltd.'s President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Assured Guaranty Ltd.'s disclosure controls and procedures (as such term is defined in Rules 13a 15(e) and 15d 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on this evaluation, Assured Guaranty Ltd.'s President and Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Assured Guaranty Ltd.'s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by Assured Guaranty Ltd. (including its consolidated subsidiaries) in the reports that it files or submits under the Exchange Act. The Company's management report on internal control over financial reporting and PricewaterhouseCooper LLP's report of independent registered public accounting firm are included in Item 8. Financial Statements and Supplementary Data.

        There has been no change in the Company's internal controls over financial reporting during the Company's quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information pertaining to this item is incorporated by reference to the sections entitled "Proposal No. 1: Election of Directors", "Corporate Governance—Did our insiders comply with Section 16(a) beneficial ownership reporting in 2010?", "Corporate Governance—How are directors nominated?" and "Corporate Governance—The committees of the Board—The Audit Committee" of the definitive proxy statement for the Annual General Meeting of Shareholders, which involves the election of directors and will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

        Information about the executive officers of AGL is set forth at the end of Part I of this Form 10-K and is hereby incorporated by reference.

Code of Conduct

        The Company has adopted a Code of Conduct, which sets forth standards by which all employees, officers and directors of the Company must abide as they work for the Company. The Code of Conduct is available at www.assuredguaranty.com by selecting "Investor Information/Corporate Governance". The Company intends to disclose on its internet site any amendments to, or waivers from, its Code of Conduct that are required to be publicly disclosed pursuant to the rules of the SEC or the NYSE.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table summarizes our equity compensation plans as of December 31, 2010:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders	4,903,770	(1)	20.01	3,270,639	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A

Total	4,903,770		20.01	3,270,639

(1)
Includes common shares to be issued upon exercise of stock options granted under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan.

(2)
Includes 156,845 common shares reserved for issuance under the Assured Guaranty Ltd. Employee Stock Purchase Plan and 3,113,794 common shares available for future stock options granted, restricted stock awards and restricted stock units reserved for future issuance under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan. The grants of dividend equivalents of restricted stock units have been excluded from the number of shares available for future issuance.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        This item is incorporated by reference to the section entitled "Proposal No. 5: Ratification of Appointment of Independent Auditors—Independent Auditor Fee Information" and "Proposal No. 5: Ratification of Appointment of Independent Auditors—Pre-Approval Policy of Audit and Non-Audit Services" of the definitive proxy statement for the Annual General Meeting of Shareholders, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

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

3. Exhibits*

Exhibit Number	Description of Document
3.1	Certificate of Incorporation and Memorandum of Association of the Registrant, as amended by Certificate of Incorporation on Change of Name dated March 30, 2004 and Certificate of Deposit of Memorandum of Increase of Capital dated April 21, 2004 (Incorporated by reference to Exhibit 3.1 to Form 10-K for the year ended December 31, 2009)
3.2	First Amended and Restated Bye-laws of the Registrant (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 10, 2010)
4.1	Specimen Common Share Certificate (Incorporated by reference to Exhibit 4.1 to Form S-1 (#333-111491))
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

Exhibit Number	Description of Document
4.7	Replacement Capital Covenant, dated as of December 20, 2006, between Assured Guaranty U.S. Holdings Inc. and Assured Guaranty Ltd., in favor of and for the benefit of each Covered Debtholder (as defined therein) (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on December 20, 2006)
4.8
Amended and Restated Trust Indenture dated as of February 24, 1999 between Financial Security Assurance Holdings Ltd. and the Senior Debt Trustee (Incorporated by reference to Exhibit 4.1 to Financial Security Assurance Holdings Ltd.'s Registration Statement to Form S-3 (#333-74165))
4.9
Form of Assured Guaranty Municipal Holdings Inc., formerly known as Financial Security Assurance Holdings Ltd. 6 7/8% Quarterly Interest Bond Securities due 2101 (Incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended March 31, 2010)
4.10
Form of Assured Guaranty Municipal Holdings Inc., formerly known asFinancial Security Assurance Holdings Ltd. 6.25% Notes due November 1, 2102 (Incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarter ended March 31, 2010)
4.11
Form of Assured Guaranty Municipal Holdings Inc., formerly known as Financial Security Assurance Holdings Ltd. 5.60% Notes due July 15, 2103 (Incorporated by reference to Exhibit 4.3 to Form 10-Q for the quarter ended March 31, 2010)
4.12
Supplemental indenture, dated as of August 26, 2009, between Assured Guaranty Ltd., Financial Security Assurance Holdings Ltd. and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 99.1 to Form 8-K filed on September 1, 2009)
4.13
Indenture, dated as of November 22, 2006, between Financial Security Assurance Holdings Ltd. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.1 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on November 28, 2006)
4.14
Form of Financial Security Assurance Holdings Ltd. Junior Subordinated Debenture, Series 2006-1 (Incorporated by reference to Exhibit 10.3 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on November 25, 2002)
4.15
Supplemental indenture, dated as of August 26, 2009, between Assured Guaranty Ltd., Financial Security Assurance Holdings Ltd. and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 99.2 to Form 8-K filed on September 1, 2009)
4.16
Form of First Supplemental Indenture, to be dated as of June 24, 2009, between Assured Guaranty US Holdings Inc., Assured Guaranty Ltd. and The Bank of New York Mellon, as trustee (including the form of 8.50% Senior Note due 2014 of Assured Guaranty US Holdings Inc.) (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on June 23, 2009)
4.17
Form of Purchase Contract and Pledge Agreement, to be dated as of June 24, 2009, among Assured Guaranty Ltd., The Bank of New York Mellon, as Purchase Contract Agent, and The Bank of New York Mellon, as Collateral Agent, Custodial Agent and Securities Intermediary (Incorporated by reference to Exhibit 4.2 to Form 8-K filed on June 23, 2009)
4.18
Form of Senior Indenture, among Assured Guaranty Ltd., Assured Guaranty Municipal Holdings Inc. and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.13 to Post-Effective Amendment No. 2 to Form S-3 (#333-152892))
4.19
Form of Subordinated Indenture, among Assured Guaranty Ltd., Assured Guaranty Municipal Holdings Inc. and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.14 to Post-Effective Amendment No. 2 to Form S-3 (#333-152892))
10.1	Assured Guaranty Ltd. 2004 Long-Term Incentive Plan, as amended and restated as of May 7, 2009 (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2009)*

Exhibit Number	Description of Document
10.2	Master Separation Agreement dated April 27, 2004, among the Company, ACE Limited, ACE Financial Services Inc. and ACE Bermuda Insurance Ltd. (Incorporated by reference to Exhibit 10.8 to Post-Effective Amendment No. 1 to Form S-1 (#333-111491))
10.3	Transition Services Agreement, dated April 27, 2004, between the Company and ACE Limited (Incorporated by reference to Exhibit 10.9 to Post-Effective Amendment No. 1 to Form S-1 (#333-111491))
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

Exhibit Number	Description of Document
10.18	Quota Share Retrocession Agreement, dated April 28, 2004, between Assured Guaranty Corp. and ACE Tempest Re USA, Inc. for and on behalf of ACE American Insurance Company (Incorporated by reference to Exhibit 10.14 to Form 10-Q for the quarter ended June 30, 2004)
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
10.25
Non-Qualified Stock Option Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan to be used with employment agreement (Incorporated by reference to Exhibit 10.34 to Form 10-K for the year ended December 31, 2005)*
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
10.29	Restricted Stock Agreement under Assured Guaranty Ltd. 2004 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.38 to Form 10-K for the year ended December 31, 2005)*
10.30	Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.39 to Form 10-K for the year ended December 31, 2005)*
10.31	Assured Guaranty Ltd. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2009)*
10.32	Form of Indemnification Agreement between the Company and its executive officers and directors (Incorporated by reference to Exhibit 10.42 to Form 10-K for the year ended December 31, 2005)*
10.33	Put Agreement between Assured Guaranty Corp. and Woodbourne Capital Trust [I][II][III][IV] (Incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended March 31, 2005)
10.34	Custodial Trust Expense Reimbursement Agreement (Incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended March 31, 2005)

Exhibit Number	Description of Document
10.35	Assured Guaranty Corp. Articles Supplementary Classifying and Designating Series of Preferred Stock as Series A Perpetual Preferred Stock, Series B Perpetual Preferred Stock, Series C Perpetual Preferred Stock, Series D Perpetual Preferred Stock (Incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarter ended March 31, 2005)
10.36	Assured Guaranty Corp. Supplemental Executive Retirement Plan Highlights Booklet 2006 Plan Year (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 29, 2005)*
10.37	Assured Guaranty Ltd. Supplemental Employee Retirement Plan, as amended through the second amendment (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on December 29, 2005)*
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
10.55	Non-Qualified Stock Option Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.67 to Form 10-K for the year ended December 31, 2007)*
10.56
Investment Agreement dated as of February 28, 2008 between Assured Guaranty Ltd. and WLR Recovery Fund IV, L.P. (Incorporated by reference to Exhibit 10.68 to Form 10-K for the year ended December 31, 2007)
10.57	Director Compensation (Incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended March 31, 2010)*
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

Exhibit Number	Description of Document
10.114	Financial Security Assurance Holdings Ltd. 2004 Equity Participation Plan (Incorporated by reference to Exhibit 10.1 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on November 23, 2004)*
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

Exhibit Number	Description of Document
10.128	Financial Security Assurance Holdings Ltd. Severance Policy for Senior Management, as amended on February 14, 2008 (Incorporated by reference to Exhibit 10.4 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on February 15, 2008)*
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
10.140	Agreement and Amendment between Dexia Holdings Inc., Dexia Credit Local S.A. and the Company dated as of June 9, 2009 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 12, 2009)
10.141	Second Amendment to Investment Agreement dated as June 10, 2009 between the Company and WLR Recovery Fund IV, L.P. (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 12, 2009)

Exhibit Number	Description of Document
10.142	Letter Agreement dated December 7, 2009 between Michael J. Schozer and Assured Guaranty Corp. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 8, 2009)*
10.143	Restricted Stock Agreement for Outside Directors under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2008)*
10.144
2010 Form of Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan to be used with employment agreement (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2010)*
10.145
2010 Form of Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan to be used without employment agreement (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2010)*
10.146
2010 Form of Non-Qualified Stock Option Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan to be used with employment agreement (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2010)*
10.147
2010 Form of Non-Qualified Stock Option Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan for use without employment agreement (Incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2010)*
10.148
Terms of Performance Retention Award, Four Year Installment Vesting Granted on February 25, 2010 for participants subject to $1 million limit (Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2010)*
21.1	Subsidiaries of the registrant
23.1	Accountants Consent
31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.1
The following financial information from Assured Guaranty Ltd.'s Annual Report on Form 10-K for the year ended December 31, 2010 formatted in XBRL (eXtensible Business Reporting Language) interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at December 31, 2010 and 2009; (ii) Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2010, 2009 and 2008; (iv) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2010, 2009 and 2008; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008; and (vi) Notes to Consolidated Financial Statements

*
Management contract or compensatory plan

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSURED GUARANTY LTD.
By:	/s/ DOMINIC J. FREDERICO Name: Dominic J. Frederico Title: President and Chief Executive Officer

Date: February 28, 2011

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ WALTER A. SCOTT Walter A. Scott	Chairman of the Board; Director	February 28, 2011
/s/ DOMINIC J. FREDERICO Dominic J. Frederico	President and Chief Executive Officer; Director	February 28, 2011
/s/ ROBERT B. MILLS Robert B. Mills	Chief Financial Officer (Principal Financial and Duly Authorized Officer)	February 28, 2011
/s/ ROBERT A. BAILENSON Robert A. Bailenson	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2011
/s/ NEIL BARON Neil Baron	Director	February 28, 2011
/s/ FRANCISCO L. BORGES Francisco L. Borges	Director	February 28, 2011
/s/ G. LAWRENCE BUHL G. Lawrence Buhl	Director	February 28, 2011

Name	Position	Date

/s/ STEPHEN A. COZEN Stephen A. Cozen	Director	February 28, 2011
/s/ PATRICK W. KENNY Patrick W. Kenny	Director	February 28, 2011
/s/ DONALD H. LAYTON Donald H. Layton	Director	February 28, 2011
/s/ ROBIN MONRO-DAVIES Robin Monro-Davies	Director	February 28, 2011
/s/ MICHAEL T. O'KANE Michael T. O'Kane	Director	February 28, 2011
/s/ WILBUR L. ROSS, JR. Wilbur L. Ross, Jr.	Director	February 28, 2011