Form 10-Q
period 2011-06-30
ASSURED GUARANTY LTD
filed 2011-08-09
CIK 1273813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011
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

        The number of registrant's Common Shares ($0.01 par value) outstanding as of July 31, 2011 was 184,217,299 (excludes 76,060 unvested restricted shares).

ASSURED GUARANTY LTD.

INDEX TO FORM 10-Q

Assured Guaranty Ltd.

Consolidated Balance Sheets (Unaudited)

(dollars in thousands except per share and share amounts)

	June 30, 2011	December 31, 2010
Assets
Investment portfolio:
Fixed maturity securities, available-for-sale, at fair value (amortized cost of $9,596,052 and $9,289,444)	$9,864,203	$9,415,315
Short-term investments, at fair value	1,070,401	1,031,578
Other invested assets	252,082	283,032

Total investment portfolio	11,186,686	10,729,925
Cash	159,170	107,179
Premiums receivable, net of ceding commissions payable	1,059,461	1,167,587
Ceded unearned premium reserve	773,321	821,819
Deferred acquisition costs	232,311	239,805
Reinsurance recoverable on unpaid losses	26,025	22,255
Salvage and subrogation recoverable	307,147	1,032,369
Credit derivative assets	603,867	592,898
Deferred tax asset, net	1,012,011	1,223,958
Current income tax receivable	187,969	—
Financial guaranty variable interest entities' assets, at fair value	3,492,204	3,657,481
Other assets	198,692	199,308

Total assets	$19,238,864	$19,794,584

Liabilities and shareholders' equity
Unearned premium reserve	$6,315,362	$6,972,894
Loss and loss adjustment expense reserve	518,145	562,955
Reinsurance balances payable, net	175,875	274,431
Long-term debt	1,046,382	1,052,936
Credit derivative liabilities	2,788,218	2,465,520
Current income tax payable	—	93,020
Financial guaranty variable interest entities' liabilities with recourse, at fair value	2,755,113	2,926,988
Financial guaranty variable interest entities' liabilities without recourse, at fair value	1,282,463	1,337,214
Other liabilities	407,321	309,862

Total liabilities	15,288,879	15,995,820

Commitments and contingencies (See Note 12)
Common stock ($0.01 par value, 500,000,000 shares authorized; 184,192,736 and 183,744,655 shares issued and outstanding in 2011 and 2010)	1,842	1,837
Additional paid-in capital	2,590,654	2,585,423
Retained earnings	1,149,898	1,098,859
Accumulated other comprehensive income, net of tax provision (benefit) of $66,293 and $17,746	205,591	110,645
Deferred equity compensation (181,818 shares)	2,000	2,000

Total shareholders' equity	3,949,985	3,798,764

Total liabilities and shareholders' equity	$19,238,864	$19,794,584

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Operations (Unaudited)

(dollars in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
Net earned premiums	$230,068	$292,110	$484,045	$611,670
Net investment income	100,827	90,871	197,214	175,173
Net realized investment gains (losses):
Other-than-temporary impairment losses	(26,818)	(17,412)	(33,765)	(18,529)
Less: portion of other-than-temporary impairment loss recognized in other comprehensive income	(15,240)	—	(17,609)	(661)
Other net realized investment gains (losses)	6,488	8,974	13,872	18,843

Net realized investment gains (losses)	(5,090)	(8,438)	(2,284)	975
Net change in fair value of credit derivatives:
Realized gains and other settlements	(10,836)	38,353	24,591	65,056
Net unrealized gains (losses)	(48,625)	35,115	(319,751)	287,213

Net change in fair value of credit derivatives	(59,461)	73,468	(295,160)	352,269
Fair value gain (loss) on committed capital securities	569	12,593	1,095	11,318
Net change in fair value of financial guaranty variable interest entities	(193,676)	477	(99,771)	(10,113)
Other income	28,775	(13,396)	70,926	(26,325)

Total Revenues	102,012	447,685	356,065	1,114,967

Expenses
Loss and loss adjustment expenses	132,908	71,156	105,861	201,657
Amortization of deferred acquisition costs	9,533	6,936	16,953	15,109
Assured Guaranty Municipal Holdings Inc. acquisition-related expenses	—	2,751	—	6,772
Interest expense	24,696	24,831	49,456	49,965
Other operating expenses	48,508	47,507	105,343	110,040

Total expenses	215,645	153,181	277,613	383,543

Income (loss) before income taxes	(113,633)	294,504	78,452	731,424
Provision (benefit) for income taxes
Current	9,864	44,822	(187,735)	5,869
Deferred	(65,830)	46,144	198,447	200,042

Total provision (benefit) for income taxes	(55,966)	90,966	10,712	205,911

Net income (loss)	$(57,667)	$203,538	$67,740	$525,513

Earnings per share:
Basic	$(0.31)	$1.10	$0.37	$2.85
Diluted	$(0.31)	$1.08	$0.36	$2.77
Dividends per share	$0.045	$0.045	$0.090	$0.090

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss)	$(57,667)	$203,538	$67,740	$525,513
Unrealized holding gains (losses) arising during the period, net of tax provision (benefit) of $56,487, $3,785, $46,229 and $(1,597)	115,580	48,183	90,368	57,397
Less: reclassification adjustment for gains (losses) included in net income (loss), net of tax provision (benefit) of $(1,743), $(4,206), $(1,571) and $(1,438)	(4,227)	(4,232)	(3,198)	2,413

Change in net unrealized gains on investments	119,807	52,415	93,566	54,984
Change in cumulative translation adjustment, net of tax provision (benefit) of $191, $(746), $860 and $(2,854)	346	(1,375)	1,589	(5,259)
Change in cash flow hedge, net of tax provision (benefit) of $(57), $(57), $(113) and $(113)	(104)	(104)	(209)	(209)

Other comprehensive income (loss)	120,049	50,936	94,946	49,516

Comprehensive income (loss)	$62,382	$254,474	$162,686	$575,029

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statement of Shareholders' Equity (Unaudited)

For the Six Months Ended June 30, 2011

(dollars in thousands, except share data)

	Common Stock				Accumulated Other Comprehensive Income
			Additional Paid-In Capital	Retained Earnings		Deferred Equity Compensation	Total Shareholders' Equity
	Shares	Amount
Balance, December 31, 2010	183,744,655	$1,837	$2,585,423	$1,098,859	$110,645	$2,000	$3,798,764
Net income	—	—	—	67,740	—	—	67,740
Dividends ($0.09 per share)	—	—	—	(16,577)	—	—	(16,577)
Dividends on restricted stock units	—	—	124	(124)	—	—	—
Common stock repurchases	—	—	—	—	—	—	—
Share-based compensation and other	448,081	5	5,107	—	—	—	5,112
Change in cumulative translation adjustment	—	—	—	—	1,589	—	1,589
Change in cash flow hedge	—	—	—	—	(209)	—	(209)
Change in unrealized gains (losses) on:
Investments with no other-than-temporary impairment	—	—	—	—	81,912	—	81,912
Investments with other-than-temporary impairment	—	—	—	—	8,456	—	8,456
Less: reclassification adjustment for gains (losses) included in net income (loss)	—	—	—	—	(3,198)	—	(3,198)

Balance, June 30, 2011	184,192,736	$1,842	$2,590,654	$1,149,898	$205,591	$2,000	$3,949,985

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2011	2010
Net cash flows provided by (used in) operating activities	$614,434	$(249,589)

Investing activities
Fixed maturity securities:
Purchases	(1,349,745)	(1,166,379)
Sales	685,980	780,818
Maturities	326,927	488,552
Net sales (purchases) of short-term investments	(38,676)	276,641
Net proceeds from paydowns on financial guaranty variable interest entities' assets	423,977	217,329
Other	8,696	8,317

Net cash flows provided by (used in) investing activities	57,159	605,278

Financing activities
Dividends paid	(16,577)	(16,613)
Repurchases of common stock	—	(10,457)
Share activity under option and incentive plans	(2,652)	(2,233)
Net paydowns of financial guaranty variable interest entities' liabilities	(593,294)	(259,367)
Repayment of long-term debt	(10,294)	(10,850)

Net cash flows provided by (used in) financing activities	(622,817)	(299,520)
Effect of foreign exchange rate changes	3,215	(3,090)

Increase (decrease) in cash	51,991	53,079
Cash at beginning of period	107,179	44,133

Cash at end of period	$159,170	$97,212

Supplemental cash flow information
Cash paid (received) during the period for:
Income taxes	$89,202	$136,645
Interest	$45,711	$45,266

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2011

1. Business and Basis of Presentation

Business

        Assured Guaranty Ltd. ("AGL" and, together with its subsidiaries, "Assured Guaranty" or the "Company") is a Bermuda-based holding company that provides, through its operating subsidiaries, credit protection products to the United States ("U.S.") and international public finance, infrastructure and structured finance markets. The Company has applied its credit underwriting judgment, risk management skills and capital markets experience to develop insurance, reinsurance and credit derivative products that protect holders of debt instruments and other monetary obligations from defaults in scheduled payments, including scheduled interest and principal payments. The securities insured by the Company include tax-exempt and taxable obligations issued by U.S. state or municipal governmental authorities, utility districts or facilities; notes or bonds issued to finance international infrastructure projects; and asset-backed securities issued by special purpose entities. The Company markets its credit protection products directly to issuers and underwriters of public finance, infrastructure and structured finance securities as well as to investors in such debt obligations. The Company guarantees debt obligations issued in many countries, although its principal focus is on the U.S., Europe and Australia.

        Financial guaranty insurance contracts provide an unconditional and irrevocable guaranty that protects the holder of a financial obligation against non-payment of principal and interest when due. Financial guaranty contracts accounted for as credit derivatives are generally structured such that the circumstances giving rise to the Company's obligation to make loss payments are similar to those for financial guaranty insurance contracts and only occurs upon one or more defined credit events such as failure to pay or bankruptcy, in each case, as defined within the transaction documents, with respect to one or more third party referenced securities or loans. Financial guaranty contracts accounted for as credit derivatives are primarily comprised of credit default swaps ("CDS"). In general, the Company structures credit derivative transactions such that the circumstances giving rise to the Company's obligation to make loss payments are similar to those for financial guaranty insurance contracts but are governed by International Swaps and Derivative Association, Inc. ("ISDA") documentation.

        The Company's business has evolved as a result of the recent crisis in the financial markets. For example, the Company is focused primarily on insuring public finance obligations in the primary and secondary markets. It is selectively underwriting certain structured finance transactions, but has not underwritten a new U.S. residential mortgage-backed security ("RMBS") since 2008 and will not do so until underwriting standards improve significantly. See Note 3 for the Company's outstanding U.S. RMBS exposures. In addition, the Company ceased selling credit protection through CDS in the beginning of 2009 following the issuance of regulatory guidelines that limited the terms under which such protection could be sold. The potential capital or margin requirements that may apply under the Dodd-Frank Wall Street Reform and Consumer protection Act (the "Dodd-Frank Act") also contributed to the decision of the Company not to sell new credit protection through CDS in the foreseeable future. Furthermore, the Company had historically entered into ceded reinsurance contracts in order to obtain greater business diversification and reduce the net potential loss from large risks. However, given the lack of viable third party financial guaranty insurers and reinsurers, the Company has not entered into any new assumed or ceded reinsurance treaties since 2008, and has been reassuming previously ceded business from reinsurers whose ratings have declined to below-investment-grade ("BIG") levels.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

1. Business and Basis of Presentation (Continued)

        Public finance obligations insured by the Company consist primarily of general obligation bonds supported by the issuers' taxing powers, tax-supported bonds and revenue bonds and other obligations of states, their political subdivisions and other municipal issuers supported by the issuers' or obligors' covenant to impose and collect fees and charges for public services or specific projects. Public finance obligations include obligations backed by the cash flow from leases or other revenues from projects serving substantial public purposes, including government office buildings, toll roads, health-care facilities and utilities. Structured finance obligations insured by the Company are generally backed by pools of assets such as residential or commercial mortgage loans, consumer or trade receivables, securities or other assets having an ascertainable cash flow or market value and issued by special purpose entities; the Company will also insure other specialized financial obligations.

        When a rating agency rates a financial obligation guaranteed by one of AGL's insurance company subsidiaries, it generally awards that obligation the same rating it has assigned to the financial strength of the AGL subsidiary that provides the guaranty. Investors in products insured by the Company's insurance company subsidiaries frequently rely on ratings published by nationally recognized statistical rating organizations ("NRSROs") because such ratings influence the trading value of securities and form the basis for many institutions' investment guidelines as well as individuals' bond purchase decisions. Therefore, the Company manages its business with the goal of achieving high financial strength ratings. However, the models used by NRSROs differ, presenting conflicting goals that may make it inefficient or impractical to reach the highest rating level. The models are not fully transparent, contain subjective data (such as assumptions about future market demand for the Company's products) and change frequently. Ratings reflect only the views of the respective NRSROs and are subject to continuous review and revision or withdrawal at any time.

        On January 24, 2011, Standard &Poor's Rating Services ("S&P") released a publication entitled "Request for Comment: Bond Insurance Criteria," in which it requested comments on proposed changes to its bond insurance ratings criteria. In the Request for Comment, S&P noted that it could lower its financial strength ratings on existing investment- grade bond insurers (which include the Company's insurance subsidiaries) by one or more rating categories if the proposed bond insurance ratings criteria are adopted, unless those bond insurers raise additional capital or reduce risk. The proposed ratings criteria contemplate the imposition of a leverage test that is based solely on the amount of par insured and does not take into account the bond insurer's unearned premium reserve as a claims-paying resource; changes to S&P's capital adequacy model, including significant increases in capital charges for both U.S. public finance obligations and structured finance obligations; and reductions in the single-risk limits for U.S. public finance obligations. This action by S&P has exacerbated uncertainty in the market over the Company's financial strength ratings and has a negative impact on the demand for the Company's insurance product. The Company has submitted comment letters to S&P discussing the modifications that it believes would be necessary to establish a supportable framework for determining the ratings of financial guaranty companies, and on April 21, 2011, S&P announced that it is in the process of analyzing the feedback received from market participants and revisiting its assumptions and analysis in light of the feedback. S&P also stated that it expects to publish the final criteria in the third quarter of 2011 and to publish updated ratings that reflect the application of the new criteria by September 30, 2011. If S&P were not to accept any of our comments and adopts the ratings criteria as proposed, the new criteria could have an adverse impact on the financial strength ratings of the Company's insurance subsidiaries if the Company were unable

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

1. Business and Basis of Presentation (Continued)

to reduce risk or raise capital on acceptable terms. Since S&P announced its proposed criteria, the Company has been pursuing strategies to improve its rating agency capital position. Such strategies include pursuing negotiated agreements with providers of representations and warranties in the insured U.S. RMBS portfolio, and agreeing to terminate credit default swap transactions and financial guaranties that carry high rating agency capital charges. See Notes 4 and 6 for the potential impact of a rating downgrade on the insured portfolio.

        Unless otherwise noted, ratings on Assured Guaranty's insured portfolio reflect internal ratings. The Company's ratings scale is similar to that used by the NRSROs; however, the ratings in these financial statements may not be the same as those assigned by any such rating agency. The super senior category, which is not generally used by rating agencies, is used by the Company in instances where Assured Guaranty's AAA-rated exposure on its internal rating scale has additional credit enhancement due to either (1) the existence of another security rated AAA that is subordinated to Assured Guaranty's exposure or (2) Assured Guaranty's exposure benefiting from a different form of credit enhancement that would pay any claims first in the event that any of the exposures incurs a loss, and such credit enhancement, in management's opinion, causes Assured Guaranty's attachment point to be materially above the AAA attachment point.

Basis of Presentation

        The unaudited interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and, in the opinion of management, reflect all adjustments that are of a normal recurring nature, necessary for a fair statement of the financial condition, results of operations and cash flows of the Company and its consolidated financial guaranty variable interest entities ("FG VIEs") for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited interim consolidated financial statements cover the three-month period ended June 30, 2011 ("Second Quarter 2011"), the three-month period ended June 30, 2010 ("Second Quarter 2010"), the six-month period ended June 30, 2011 ("Six Months 2011") and the six-month period ended June 30, 2010 ("Six Months 2010).

        These unaudited interim consolidated financial statements include the accounts of AGL and its direct and indirect subsidiaries (collectively, the "Subsidiaries") and its consolidated FG VIEs. Intercompany accounts and transactions between and among AGL and its Subsidiaries have been eliminated, as well as transactions between the insurance company subsidiaries and the consolidated FG VIEs. Certain prior year balances have been reclassified to conform to the current year's presentation.

        These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed with the U.S. Securities and Exchange Commission (the "SEC").

        AGL's principal insurance company subsidiaries are Assured Guaranty Corp. ("AGC"), domiciled in Maryland, Assured Guaranty Municipal Corp. ("AGM"), domiciled in New York, and Assured

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

1. Business and Basis of Presentation (Continued)

Guaranty Re Ltd. ("AG Re"), domiciled in Bermuda. In addition, the Company also has another U.S. and another Bermuda insurance company subsidiary that participates in a pooling agreement with AGM, two insurance subsidiaries organized in the United Kingdom, and a mortgage insurance company. The Company's organizational structure includes various holdings companies, two of which—Assured Guaranty US Holdings Inc. ("AGUS") and Assured Guaranty Municipal Holdings Inc. ("AGMH")—have public debt outstanding. See Note 13.

        In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income" ("ASU 2011-05"), which eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders' equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. Upon adoption, the Company will expand the Consolidated Statements of Comprehensive Income to include the other comprehensive income items now presented in the Consolidated Statement of Shareholders' Equity. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which corresponds to the Company's first quarter of fiscal 2012. Early adoption of the new guidance is permitted and full retrospective application is required when the new guidance is adopted. The Company has not yet adopted this guidance.

Change in Accounting Policy

        Prior to January 1, 2011, the Company managed its business and reported financial information for two principal financial guaranty segments: direct and reinsurance. There has been no market for financial guaranty reinsurance in the past two years and one is not expected to develop in the foreseeable future. The Company's reinsurance subsidiary, AG Re, now only writes new treaties with affiliates that are eliminated in consolidation. As a result, the chief operating decision maker now manages the operations of the Company at a consolidated level and no longer uses underwriting gain (loss) by segment as an operating metric. Therefore, segment financial information is no longer disclosed.

2. Business Changes, Risks, Uncertainties and Accounting Developments

        Summarized below are updates of the most significant events since the filing of the 2010 Annual Report on Form 10-K, that have had, or may have in the future, a material effect on the financial position, results of operations or business prospects of the Company.

Recoveries for Breaches of Representations and Warranties

        On April 14, 2011, Assured Guaranty reached a comprehensive agreement with Bank of America Corporation and its subsidiaries, including Countrywide Financial Corporation and its subsidiaries (collectively, "Bank of America"), regarding their liabilities with respect to 29 RMBS transactions insured by Assured Guaranty, including claims relating to reimbursement for breaches of R&W and historical loan servicing issues ("Bank of America Agreement"). Of the 29 RMBS transactions, eight are second lien transactions and 21 are first lien transactions. The Bank of America Agreement covers Bank of America-sponsored securitizations that AGM or AGC has insured, as well as certain other

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

2. Business Changes, Risks, Uncertainties and Accounting Developments (Continued)

securitizations containing concentrations of Countrywide-originated loans that AGM or AGC has insured. The transactions covered by the Bank of America Agreement have a gross par outstanding of $4.7 billion ($4.4 billion net par outstanding) as of June 30, 2011, or 28% of Assured Guaranty's total BIG RMBS net par outstanding.

        Bank of America paid $928.1 million in Second Quarter 2011 in respect of covered second lien transactions and is obligated to pay another $171.9 million by March 2012. In consideration of the $1.1 billion, the Company has agreed to release its claims for the repurchase of mortgage loans underlying the eight second lien transactions (i.e., Assured Guaranty will retain the risk of future insured losses without further offset for R&W claims against Bank of America).

        In addition, Bank of America will reimburse Assured Guaranty 80% of claims Assured Guaranty pays on the 21 first lien transactions, until aggregate collateral losses on such RMBS transactions reach $6.6 billion. The Company accounts for the 80% loss sharing agreement with Bank of America as subrogation. As the Company calculates expected losses for these 21 first lien transactions, such expected losses will be offset by an R&W benefit from Bank of America for 80% of these amounts. As of June 30, 2011, Bank of America had placed $1.0 billion of eligible assets in trust in order to collateralize the reimbursement obligation relating to the first lien transactions. The amount of assets required to be posted may increase or decrease from time to time, as determined by rating agency requirements.

        Although the Bank of America Agreement was executed in Second Quarter 2011, it provided additional evidence about the estimates inherent in the loss estimation process at March 31, 2011, and therefore, the March 31, 2011 loss estimates incorporated updated assumptions and estimates reflecting the terms of the Bank of America Agreement. The benefit for R&W in 2011 reflects higher expected recoveries across all transactions as a result of the Bank of America Agreement. For transactions covered under the agreement, the R&W benefit has been updated to reflect amounts collected and expected to be collected under the terms of the Bank of America Agreement. For transactions with other sponsors of U.S. RMBS, against which the Company is pursuing R&W claims, the Company has increased the benefit for R&W in 2011 to reflect the probability that actual recovery rates may be higher than originally expected in the three-months period ended March 31, 2011 ("First Quarter 2011"). For transactions involving R&W providers other than Bank of America, the Company has continued to review additional loan files and has found breach rates consistent with those in the Bank of America transactions.

        As a result of the 80% loss sharing arrangement, the Company increased its estimate of expected R&W recoveries during First Quarter 2011 for the transactions covered under the Bank of America Agreement by $411.2 million, resulting in an increase to pre-tax income of approximately $220 million. Changes in gross expected loss on these first lien transactions will result in a corresponding benefit for R&W equal to 80% of such development, up to $6.6 billion of collateral losses.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

3. Outstanding Exposure

        The Company's insurance policies and credit derivative contracts are written in different forms, but collectively are considered financial guaranty contracts. They typically guarantee the scheduled payments of principal and interest ("Debt Service") on public finance and structured finance obligations. The Company seeks to limit its exposure to losses by underwriting obligations that are investment grade at inception, diversifying its portfolio and maintaining rigorous subordination or collateralization requirements on structured finance obligations. The Company also has utilized reinsurance by ceding business to third party reinsurers. The Company provides financial guaranties with respect to debt obligations of special purpose entities, including VIEs. Based on accounting standards in effect during any given reporting period, some of these VIEs are consolidated as described in Note 7. The outstanding par and Debt Service amounts presented below include outstanding exposures on VIEs, whether or not they are consolidated.

Debt Service Outstanding

	Gross Debt Service Outstanding		Net Debt Service Outstanding
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
	(in millions)
Public finance	$826,907	$851,634	$739,493	$760,167
Structured finance	157,646	178,348	147,275	166,976

Total	$984,553	$1,029,982	$886,768	$927,143

Financial Guaranty Net Par Outstanding by Internal Rating

	As of June 30, 2011
	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
Super senior	$—	—%	$1,507	3.7%	$19,957	19.2%	$7,683	26.8%	$29,147	5.0%
AAA	5,078	1.2	1,379	3.3	38,175	36.7	12,722	44.3	57,354	9.8
AA	151,571	36.7	1,145	2.8	14,236	13.7	1,606	5.6	168,558	28.7
A	211,736	51.2	12,517	30.4	5,721	5.5	1,610	5.6	231,584	39.4
BBB	41,939	10.2	22,318	54.1	5,248	5.0	3,273	11.3	72,778	12.4
BIG	2,950	0.7	2,360	5.7	20,641	19.9	1,824	6.4	27,775	4.7

Total net par outstanding	$413,274	100.0%	$41,226	100.0%	$103,978	100.0%	$28,718	100.0%	$587,196	100.0%

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

3. Outstanding Exposure (Continued)

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

        In addition to amounts shown in the tables above, the Company had outstanding commitments to provide guaranties of $3.9 billion for structured finance and $1.7 billion for public finance commitments at June 30, 2011. The structured finance commitments include the unfunded component of pooled corporate and other transactions. Public finance commitments typically relate to primary and secondary public finance debt issuances. The expiration dates for the public finance commitments range between July 1, 2011 and February 1, 2019, with $1.3 billion expiring prior to December 31, 2011. All the commitments are contingent on the satisfaction of all conditions set forth in them and may expire unused or be cancelled at the counterparty's request. Therefore, the total commitment amount does not necessarily reflect actual future guaranteed amounts.

Surveillance Categories

        The Company segregates its insured portfolio into investment grade and BIG surveillance categories to facilitate the appropriate allocation of resources to monitoring and loss mitigation efforts and to aid in establishing the appropriate cycle for periodic review for each exposure. BIG exposures include all exposures with internal credit ratings below BBB-. The Company's internal credit ratings are based on internal assessment of the likelihood of default. Internal credit ratings are expressed on a ratings scale similar to that used by the rating agencies and are generally reflective of an approach similar to that employed by the rating agencies.

        The Company monitors its investment grade credits to determine whether any new credits need to be internally downgraded to BIG. The Company refreshes its internal credit ratings on individual credits in quarterly, semi-annual or annual cycles based on the Company's view of the credit's quality, loss potential, volatility and sector. Ratings on credits in sectors identified as under the most stress or with the most potential volatility are reviewed every quarter. The Company's insured credit ratings on assumed credits are based on the Company's independent reviews of low-rated credits or credits in volatile sectors, unless such information is not available, in which case, the ceding company's credit rating of the transactions are used. For example, the Company models all assumed RMBS credits with par above $1 million, as well as certain RMBS credits below that amount.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

3. Outstanding Exposure (Continued)

        Credits identified as BIG are subjected to further review to determine the probability of a loss (see Note 4 "Loss estimation process"). Surveillance personnel then assign each BIG transaction to the appropriate BIG surveillance category based upon whether a lifetime loss is expected and whether a claim has been paid. The Company expects "lifetime losses" on a transaction when the Company believes there is more than a 50% chance that, on a present value basis, it will pay more claims over the life of that transaction than it will ultimately have been reimbursed. For surveillance purposes, the Company calculates present value using a constant discount rate of 5%. (A risk-free rate is used for recording of reserves for financial statement purposes.) A "liquidity claim" is a claim that the Company expects to be reimbursed within one year.

        Intense monitoring and intervention is employed for all BIG surveillance categories, with internal credit ratings reviewed quarterly. The three BIG categories are:

  •
  BIG Category 1: Below-investment-grade transactions showing sufficient deterioration to make lifetime losses possible, but for which none are currently expected. Transactions on which claims have been paid but are expected to be fully reimbursed (other than investment grade transactions on which only liquidity claims have been paid) are in this category.

  •
  BIG Category 2: Below-investment-grade transactions for which lifetime losses are expected but for which no claims (other than liquidity claims) have yet been paid.

  •
  BIG Category 3: Below-investment-grade transactions for which lifetime losses are expected and on which claims (other than liquidity claims) have been paid. Transactions remain in this category when claims have been paid and only a recoverable remains.

        Included in the BIG first lien RMBS exposures below is $1.9 billion of net par outstanding related to transactions covered by the Bank of America Agreement, which represents 17% of the U.S. RMBS first lien net par outstanding as of June 30, 2011. Under the Bank of America Agreement, 80% of first lien claims paid by Assured Guaranty will be reimbursed, until such time as losses on the collateral underlying the RMBS on which Assured Guaranty is paying claims reach $6.6 billion.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

3. Outstanding Exposure (Continued)

Financial Guaranty Exposures
(Insurance and Credit Derivative Form)

	June 30, 2011
	BIG Net Par Outstanding
					Net Par Outstanding	BIG Net Par as a % of Net Par Outstanding
	BIG 1	BIG 2	BIG 3	Total BIG
	(in millions)
First lien U.S. RMBS:
Prime first lien	$26	$582	$—	$608	$786	0.1%
Alt-A first lien	1,127	2,397	1,487	5,011	5,731	0.9
Option ARM	0	1,302	1,260	2,562	2,809	0.4
Subprime (including net interest margin securities)	334	2,468	212	3,014	8,572	0.5
Second lien U.S. RMBS:
Closed-end second lien	153	438	467	1,058	1,087	0.2
Home equity lines of credit ("HELOCs")	470	—	3,134	3,604	4,281	0.6

Total U.S. RMBS	2,110	7,187	6,560	15,857	23,266	2.7
Other structured finance	3,756	424	2,428	6,608	109,430	1.1
Public finance	4,241	204	865	5,310	454,500	0.9

Total	$10,107	$7,815	$9,853	$27,775	$587,196	4.7%

	December 31, 2010
	BIG Net Par Outstanding
					Net Par Outstanding	BIG Net Par as a % of Net Par Outstanding
	BIG 1	BIG 2	BIG 3	Total BIG
	(in millions)
First lien U.S. RMBS:
Prime first lien	$82	$542	$—	$624	$849	0.1%
Alt-A first lien	976	3,108	573	4,657	6,134	0.8
Option ARM	33	2,186	640	2,859	3,214	0.5
Subprime (including net interest margin securities)	729	2,248	106	3,083	9,039	0.4
Second lien U.S. RMBS:
Closed-end second lien	63	444	624	1,131	1,164	0.2
HELOCs	369	—	3,632	4,001	4,730	0.6

Total U.S. RMBS	2,252	8,528	5,575	16,355	25,130	2.6
Other structured finance	2,758	292	2,447	5,497	124,262	0.9
Public finance	3,752	283	919	4,954	467,739	0.8

Total	$8,762	$9,103	$8,941	$26,806	$617,131	4.3%

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

3. Outstanding Exposure (Continued)

By Category Below-Investment-Grade Credits

	As of June 30, 2011
	Net Par Outstanding			Number of Risks(3)
Description	Financial Guaranty Insurance(1)	Credit Derivative(2)	Total	Financial Guaranty Insurance(1)	Credit Derivative(2)	Total
	(dollars in millions)
BIG:
Category 1	$6,877	$3,230	$10,107	151	30	181
Category 2	5,038	2,777	7,815	84	44	128
Category 3	7,424	2,429	9,853	129	23	152

Total BIG	$19,339	$8,436	$27,775	364	97	461

	As of December 31, 2010
	Net Par Outstanding			Number of Risks(3)
Description	Financial Guaranty Insurance(1)	Credit Derivative(2)	Total	Financial Guaranty Insurance(1)	Credit Derivative(2)	Total
	(dollars in millions)
BIG:
Category 1	$5,521	$3,241	$8,762	120	31	151
Category 2	5,646	3,457	9,103	97	50	147
Category 3	7,281	1,660	8,941	115	13	128

Total BIG	$18,448	$8,358	$26,806	332	94	426

(1)
Represents contracts accounted for as financial guaranty insurance. See Note 4.

(2)
Represents contracts accounted for as credit derivatives and carried at fair value on the consolidated balance sheets. See Note 6.

(3)
A risk represents the aggregate of the financial guaranty policies that share the same revenue source for purposes of making debt service payments.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

4. Financial Guaranty Insurance Contracts

        The portfolio of outstanding exposures discussed in Note 3 includes financial guaranty contracts that meet the definition of insurance contracts under ASC 944 as well as those that meet the definition of derivative contracts under ASC 815. Amounts presented in this Note relate to financial guaranty insurance contracts. Tables presented herein also present reconciliations to financial statement line items for other less significant types of insurance.

        In October 2010, the FASB adopted Accounting Standards Update ("Update") No. 2010-26. The Update specifies that certain costs incurred in the successful acquisition of new and renewal insurance contracts should be capitalized. These costs include incremental direct costs of contract acquisition that result directly from, and are essential to, the contract transaction and would not have been incurred by the insurance entity had the contract transaction not occurred. Costs incurred by the insurer for soliciting potential customers, market research, training, administration, unsuccessful acquisition efforts, and product development as well as all overhead type costs should be charged to expense as incurred. The Update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Retrospective application to all prior periods presented upon the date of adoption is permitted, but not required. The Company is currently evaluating the impact the amendment in the Update will have on its consolidated financial statements in 2012.

        The following tables present net earned premiums, premium receivable activity, expected collections of future premiums and expected future earnings on the existing book of business. The tables below provide the expected timing of premium revenue recognition, before accretion, and the expected timing of loss and loss adjustment expenses ("LAE") recognition, before accretion. Actual collections may differ from expected collections in the tables below due to factors such as foreign exchange rate fluctuations, counterparty collectability issues, and changes in expected lives. The amount and timing of actual premium earnings and loss expense may differ from the estimates shown below due to factors such as refundings, accelerations, future commutations, changes in expected lives and updates to loss estimates.

Net Earned Premiums

	Second Quarter		Six Months
	2011	2010	2011	2010
	(in millions)
Scheduled net earned premiums	$202.7	$267.4	$417.6	$558.3
Acceleration of premium earnings(1)	21.0	15.4	50.6	30.8
Accretion of discount on net premiums receivable	5.8	8.6	14.8	21.3

Total financial guaranty	229.5	291.4	483.0	610.4
Other	0.5	0.7	1.0	1.3

Total net earned premiums(2)	$230.0	$292.1	$484.0	$611.7

(1)
Reflects the unscheduled refundings of underlying insured obligations.

(2)
Excludes $18.3 million and $15.6 million in Second Quarter 2011 and 2010, respectively, and $37.4 million and $21.6 million for the Six Months 2011 and 2010, respectively, in net earned premium related to consolidated FG VIEs.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

4. Financial Guaranty Insurance Contracts (Continued)

Gross Premium Receivable, Net of Ceding Commissions Roll Forward

	Six Months
	2011	2010
	(in millions)
Balance beginning of period	$1,167.6	$1,418.2
Change in accounting(1)	—	(19.0)

Balance beginning of the period, adjusted	1,167.6	1,399.2
Premium written, net	102.9	178.7
Premium payments received, net	(151.7)	(234.3)
Adjustments to the premium receivable:
Changes in the expected term of financial guaranty insurance contracts	(91.1)	8.2
Accretion of discount	16.4	23.7
Foreign exchange translation	22.8	(65.9)
Other adjustments	(7.4)	1.7

Balance, end of period	$1,059.5	$1,311.3

(1)
Represents elimination of premium receivable at January 1, 2010 related to consolidated FG VIEs upon the adoption of the new accounting guidance.

        Gains or losses due to foreign exchange rate changes relate to installment premium receivables denominated in currencies other than the U.S. dollar. Approximately 51% and 42% of installment premiums at June 30, 2011 and December 31, 2010, respectively, are denominated in currencies other than the U.S. dollar, primarily in euro and British Pound Sterling.

        For premiums received in installments, premium receivable is the present value of premiums due or expected to be collected over the life of the contract. Installment premiums typically relate to structured finance transactions, where the insurance premium rate is determined at the inception of the contract but the insured par is subject to prepayment throughout the life of the deal. Premium receipts are typically made from insured deal cash flows that are senior to payments made to the holders of the insured securities. When there are significant changes to expected premium collections, an adjustment is recorded to premiums receivable with a corresponding adjustment to deferred premium revenue. When these installment premiums are related to assumed reinsurance amounts, the Company also assesses the credit quality and liquidity of the company that the premiums are assumed from as well as the impact of any potential regulatory constraints to determine the collectability of such amounts.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

4. Financial Guaranty Insurance Contracts (Continued)

Expected Collections of Gross Premiums Receivable,
Net of Ceding Commissions

June 30, 2011(1)
(in millions)
Gross premium collections expected:
2011 (July 1 - September 30)	$54.5
2011 (October 1 - December 31)	63.6
2012	117.5
2013	103.0
2014	91.1
2015	81.4
2016 - 2020	326.3
2021 - 2025	229.3
2026 - 2030	167.7
After 2030	213.9

Total gross expected collections(2)	$1,448.3

(1)
Represents undiscounted amounts expected to be collected.

(2)
Total gross expected collections include $31.7 million related to FG VIEs at June 30, 2011.

        The unearned premium reserve comprises deferred premium revenue and the contra-paid as presented in the table below.

Net Unearned Premium Reserve

	As of June 30, 2011			As of December 31, 2010
	Gross	Ceded	Net(1)	Gross	Ceded	Net(1)
	(in millions)
Deferred premium revenue	$6,412.6	$791.1	$5,621.5	$7,108.6	$846.6	$6,262.0
Contra-paid	(106.7)	(18.1)	(88.6)	(146.1)	(24.8)	(121.3)

Total financial guaranty	6,305.9	773.0	5,532.9	6,962.5	821.8	6,140.7
Other	9.5	0.3	9.2	10.4	—	10.4

Total	$6,315.4	$773.3	$5,542.1	$6,972.9	$821.8	$6,151.1

(1)
Net unearned premium reserve excludes $306.7 million and $193.2 million related to FG VIEs as of June 30, 2011 and December 31, 2010, respectively.

        Net deferred premium revenue will be recognized as net earned premiums over the period of the contract in proportion to the amount of insurance protection provided. Amounts expected to be recognized in net earned premiums differ significantly from expected cash collections due primarily to amounts in deferred premium revenue representing cash already collected on policies paid upfront and

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

4. Financial Guaranty Insurance Contracts (Continued)

fair value adjustments recorded in connection with the acquisition of AGMH on July 1, 2009 ("AGMH Acquisition").

        The following table provides a schedule of the expected timing of the income statement recognition of financial guaranty insurance net deferred premium revenue and present value of net expected losses to be expensed, pretax. This table excludes amounts related to consolidated FG VIEs.

Expected Timing of Financial Guaranty Insurance
Premium and Loss Recognition

	As of June 30, 2011
	Scheduled Net Earned Premium	Net Expected Loss to be Expensed(1)	Net
	(in millions)
2011 (July 1 - September 30)	$180.1	$51.1	$129.0
2011 (October 1 - December 31)	167.8	40.4	127.4
2012	574.7	109.2	465.5
2013	480.5	64.5	416.0
2014	424.1	47.3	376.8
2015	374.9	37.6	337.3
2016 - 2020	1,408.3	121.5	1,286.8
2021 - 2025	886.0	65.9	820.1
2026 - 2030	543.2	33.2	510.0
After 2030	581.9	18.4	563.5

Total present value basis(2)(3)	5,621.5	589.1	5,032.4
Discount	341.4	442.1	(100.7)

Total future value	$5,962.9	$1,031.2	$4,931.7

(1)
These amounts reflect the Company's estimate as of June 30, 2011 of expected losses to be expensed and are not included in loss and LAE reserve because loss and LAE is only recorded for the amount by which net expected loss to be expensed exceeds deferred premium revenue, determined on a contract-by-contract basis.

(2)
Balances represent discounted amounts.

(3)
Consolidation of FG VIEs resulted in reductions of $444.5 million in future scheduled amortization of deferred premium revenue and $260.3 million in net present value of expected loss to be expensed.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

4. Financial Guaranty Insurance Contracts (Continued)

Selected Information for Policies Paid in Installments

	As of June 30, 2011	As of December 31, 2010
	(dollars in millions)
Premiums receivable, net of ceding commission payable	$1,059.5	$1,167.6
Gross deferred premium revenue	2,384.4	2,933.6
Weighted average risk-free rate used to discount premiums	3.6%	3.5%
Weighted average period of premiums receivable (in years)	10.1	10.1

Loss Estimation Process

        The Company's loss reserve committees estimate expected loss to be paid for its financial guaranty exposures. Surveillance personnel present analysis related to potential losses to the Company's loss reserve committees for consideration in estimating the expected loss to be paid. Such analysis includes the consideration of various scenarios with potential probabilities assigned to them. Depending upon the nature of the risk, the Company's view of the potential size of any loss and the information available to the Company, that analysis may be based upon individually developed cash flow models, internal credit rating assessments and sector-driven loss severity assumptions, judgmental assessment or, in the case of its assumed business, loss estimates provided by ceding insurers. The Company's loss reserve committees review and refresh the estimate of expected loss to be paid each quarter. The Company's estimate of ultimate loss on a policy is subject to significant uncertainty over the life of the insured transaction due to the potential for significant variability in credit performance as a result of economic, fiscal and financial market variability over the long duration of most contracts. The determination of expected loss to be paid is an inherently subjective process involving numerous estimates, assumptions and judgments by management.

        The following table presents a roll forward of the present value of net expected loss to be paid for financial guaranty insurance contracts by sector. Expected loss to be paid is the estimate of the present value of future claim payments, net of reinsurance and net of salvage and subrogation that includes the present value benefit of estimated recoveries for breaches of R&W.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

4. Financial Guaranty Insurance Contracts (Continued)

Financial Guaranty Insurance
Present Value of Net Expected Loss to be Paid
Roll Forward by Sector(1)

	Net Expected Loss to be Paid as of December 31, 2010	Economic Loss Development(2)	(Paid) Recovered Losses	Net Expected Loss to be Paid as of June 30, 2011
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$1.4	$1.8	$—	$3.2
Alt-A first lien	184.4	21.8	(38.6)	167.6
Option ARM	523.7	(88.4)	(168.4)	266.9
Subprime	200.4	(23.2)	(15.7)	161.5

Total first lien	909.9	(88.0)	(222.7)	599.2
Second lien:
Closed-end second lien	56.6	(109.6)	(41.7)	(94.7)
HELOCs	(805.7)	104.7	662.7	(38.3)

Total second lien	(749.1)	(4.9)	621.0	(133.0)

Total U.S. RMBS	160.8	(92.9)	398.3	466.2
Other structured finance	145.1	38.5	(3.0)	180.6
Public finance	88.9	(13.5)	(9.2)	66.2

Total	$394.8	$(67.9)	$386.1	$713.0

	Net Expected Loss to be Paid as of December 31, 2009	Economic Loss Development(2)	(Paid) Recovered Losses	Net Expected Loss to be Paid as of June 30, 2010
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$—	$0.4	$—	$0.4
Alt-A first lien	204.4	15.4	(29.0)	190.8
Option ARM	545.2	75.1	(49.1)	571.2
Subprime	77.5	69.3	(2.3)	144.5

Total first lien	827.1	160.2	(80.4)	906.9
Second lien:
Closed-end second lien	199.3	(40.4)	(39.9)	119.0
HELOCs	(232.9)	55.0	(315.8)	(493.7)

Total second lien	(33.6)	14.6	(355.7)	(374.7)

Total U.S. RMBS	793.5	174.8	(436.1)	532.2
Other structured finance	102.6	35.5	(5.6)	132.5
Public finance	130.9	(8.1)	(34.2)	88.6

Total	$1,027.0	$202.2	$(475.9)	$753.3

(1)
Amounts include all expected payments whether or not the insured transaction VIE is consolidated. Amounts exclude reserves for mortgage business of $2.1 million as of June 30, 2011 and $2.1 million as of December 31, 2010.

(2)
Economic loss development includes the effects of changes in assumptions based on observed market trends, changes in discount rates, accretion of discount and the economic effects of loss mitigation efforts.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

4. Financial Guaranty Insurance Contracts (Continued)

        Expected LAE for mitigating claim liabilities were $15.9 million and $17.2 million as of June 30, 2011 and December 31, 2010, respectively. The Company used weighted average risk-free rates ranging from 0% to 5.0% and 0% to 5.34% to discount expected loss to be paid as of June 30, 2011 and December 31, 2010, respectively.

        The table below provides a reconciliation of expected loss to be paid to expected loss to be expensed. Expected loss to be paid differs from expected loss to be expensed due to: (1) the contra-paid because the payments have been made but have not yet been expensed, (2) for transactions with a net expected recovery, the addition of claim payments that have been made (and therefore are not included in expected loss to be paid) that are expected to be recovered in the future (and therefore have also reduced expected loss to be paid), and (3) loss reserves that have already been established (and therefore, expensed but not yet paid).

Reconciliation of Present Value of Net Expected Loss to be Paid
and Present Value of Net Expected Loss to be Expensed

	As of June 30, 2011	As of December 31, 2010
	(in millions)
Net expected loss to be paid	$713.0	$394.8
Less: net expected loss to be paid for FG VIEs	(5.6)	49.2

Total	718.6	345.6
Contra-paid, net	88.6	121.3
Salvage and subrogation recoverable, net(1)	271.9	903.0
Loss and LAE reserve, net(2)	(490.0)	(538.6)

Net expected loss to be expensed(3)	$589.1	$831.3

(1)
June 30, 2011 amount consists of gross salvage and subrogation amounts of $307.1 million net of ceded amounts of $35.2 million which is recorded in reinsurance balances payable. The December 31, 2010 amount consists of gross salvage and subrogation amounts of $1,032.4 million net of ceded amounts of $129.4 million which is recorded in reinsurance balances payable.

(2)
Represents loss and LAE reserves, net of reinsurance recoverable on unpaid losses, excluding $2.1 million in reserves for other runoff lines of business as of June 30, 2011 and December 31, 2010.

(3)
Excludes $260.3 million and $211.9 million as of June 30, 2011 and December 31, 2010, respectively, related to consolidated FG VIEs.

The Company's Approach to Projecting Losses in U.S. RMBS

        The Company projects losses in U.S. RMBS on a transaction-by-transaction basis by projecting the performance of the underlying pool of mortgages over time and then applying the structural features (i.e., payment priorities and tranching) of the RMBS to the projected performance of the collateral

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

4. Financial Guaranty Insurance Contracts (Continued)

over time. The resulting projected claim payments or reimbursements are then discounted to a present value using a risk-free rate. For transactions, other than those covered under Bank of America Agreement, where the Company projects it will receive recoveries from providers of R&W, the projected amount of recoveries is included in the projected cash flows from the collateral. The Company runs, and probability-weights, several sets of assumptions (referred to as "scenarios") regarding potential mortgage collateral performance.

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

        Mortgage borrowers that are not more than one payment behind (generally considered performing borrowers) have demonstrated an ability and willingness to pay throughout the recession and mortgage crisis, and as a result are viewed as less likely to default than delinquent borrowers. Performing borrowers that eventually default will also need to progress through delinquency categories before any defaults occur. The Company projects how many of the currently performing loans will default, and when, by first converting the projected near-term defaults of delinquent borrowers derived from liquidation rates into a vector of conditional default rates, then projecting how the conditional default rates will develop over time. Loans that are defaulted pursuant to the conditional default rate after the liquidation of currently delinquent loans represent defaults of currently performing loans. A conditional default rate is the outstanding principal amount of defaulted loans liquidated in the current month divided by the remaining outstanding amount of the whole pool of loans (or "collateral pool balance"). The collateral pool balance decreases over time as a result of scheduled principal payments, partial and whole principal repayments, and defaults.

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

        The Company is in the process of enforcing claims for breaches of R&W regarding the characteristics of the loans included in the collateral pools. The Company calculates a credit to the RMBS issuer for such recoveries where the R&W were provided by an entity the Company believes to be financially viable and where the Company already has access or believes it will attain access to the underlying mortgage loan files. In second lien RMBS transactions this credit is based on a percentage of actual repurchase rates achieved, while in first lien RMBS transactions, other than those covered under the Bank of America Agreement, this credit is estimated by reducing collateral losses projected by the Company to reflect a percentage of the recoveries the Company believes it will achieve, which

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

4. Financial Guaranty Insurance Contracts (Continued)

factor is derived based on the number of breaches identified to date and incorporated scenarios based on the amounts the Company was able to negotiate under the Bank of America Agreement. The first lien approach is different from the second lien approach because the Company's first lien transactions have multiple tranches and a more complicated method is required to correctly allocate credit to each tranche. In each case, the credit is a function of the projected lifetime collateral losses in the collateral pool, so an increase in projected collateral losses increases the R&W credit calculated by the Company for the RMBS issuer. Further detail regarding how the Company calculates these credits may be found under "Breaches of Representations and Warranties" below.

        The Company projects the overall future cash flow from a collateral pool by adjusting the payment stream from the principal and interest contractually due on the underlying mortgages for (a) the collateral losses it projects as described above, (b) assumed voluntary prepayments and (c) recoveries for breaches of R&W as described above. The Company then applies an individual model of the structure of the transaction to the projected future cash flow from that transaction's collateral pool to project the Company's future claims and claim reimbursements for that individual transaction. Finally, the projected claims and reimbursements are discounted to a present value using a risk-free rate. As noted above, the Company runs several sets of assumptions regarding mortgage collateral performance, or scenarios, and probability-weights them.

Second Quarter-End 2011 U.S. RMBS Loss Projections

        In both Second Quarter 2011 and First Quarter 2011, the Company chose to use loss projection curves with the same shape as that used in the fourth quarter of 2010, including retaining the initial plateau period it had used in the fourth quarter of 2010. The Company's RMBS projection methodology assumes that the housing and mortgage markets will eventually recover but are doing so at a slower than expected pace.

        The scenarios used to project RMBS collateral losses in Second Quarter 2011 were essentially the same as those used in the First Quarter 2011, except that (as noted above), based on its observation of the continued elevated levels of early stage delinquencies, the Company adjusted its loss projection curves to reflect its view that the recovery would be longer than it had anticipated in the First Quarter 2011. The scenarios used in Second Quarter 2011 were also the same as those employed at year-end 2010, with the following exceptions: (i) the initial plateau periods were again retained; (ii) an increase in the expected period for reaching the final conditional default rate for second lien transactions from that used in the fourth quarter of 2010 was established for the First Quarter 2011 and retained in the Second Quarter 2011; (iii) the initial Alt-A first lien and Option ARM loss severities were increased from 60% at year-end 2010 to 65% in both the First and Second Quarters 2011; and (iv) the Company's probability weightings from the fourth quarter of 2010 were adjusted in First Quarter 2011 to reflect changes to each of its second lien scenarios and such adjustments were retained in the Second Quarter 2011.

        The Company also used generally the same methodology to project the credit received by the RMBS issuers for recoveries in R&W in Second Quarter 2011 as it used for the First Quarter 2011 and at year-end 2010. The primary difference relates to the execution of the Bank of America Agreement and the inclusion of the terms of the agreement as a potential scenario in transactions not covered by the Bank of America Agreement in both the First and Second Quarters 2011 that were not included at

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

4. Financial Guaranty Insurance Contracts (Continued)

year-end 2010. During the First Quarter 2011, the Company added R&W credits for two second lien transactions where the Company concluded it had the right to obtain loan files that it had not previously concluded were accessible. The Company also added R&W credits for ten first lien transactions where either it concluded it had the right to obtain loan files that it had not previously concluded were accessible or it anticipates receiving a benefit due to the Bank of America Agreement. See "Bank of America Agreement" in Note 2. During the Second Quarter the Company did not calculate an R&W benefit for any credit for which it had not previously calculated an R&W benefit.

U.S. Second Lien RMBS Loss Projections: HELOCs and Closed-End Second Lien

        The Company insures two types of second lien RMBS: those secured by HELOCs and those secured by closed-end second lien mortgages. HELOCs are revolving lines of credit generally secured by a second lien on a one-to-four family home. A mortgage for a fixed amount secured by a second lien on a one-to-four family home is generally referred to as a closed-end second lien. Both first lien RMBS and second lien RMBS sometimes include a portion of loan collateral with a different priority than the majority of the collateral. The Company has material exposure to second lien mortgage loans originated and serviced by a number of parties, but the Company's most significant second lien exposure is to HELOCs originated and serviced by Countrywide, a subsidiary of Bank of America. See "Breaches of Representations and Warranties."

        The delinquency performance of HELOC and closed-end second lien exposures included in transactions insured by the Company began to deteriorate in 2007, and such transactions, particularly those originated in the period from 2005 through 2007, continue to perform below the Company's original underwriting expectations. While insured securities benefit from structural protections within the transactions designed to absorb collateral losses in excess of previous historically high levels, in many second lien RMBS projected losses now exceed those structural protections.

        The Company believes the primary variables affecting its expected losses in second lien RMBS transactions are the amount and timing of future losses in the collateral pool supporting the transactions and the amount of loans repurchased for breaches of R&W. Expected losses are also a function of the structure of the transaction; the voluntary prepayment rate (typically also referred to as conditional prepayment rate of the collateral); the interest rate environment; and assumptions about the draw rate and loss severity. These variables are interrelated, difficult to predict and subject to considerable volatility. If actual experience differs from the Company's assumptions, the losses incurred could be materially different from the estimate. The Company continues to update its evaluation of these exposures as new information becomes available.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

4. Financial Guaranty Insurance Contracts (Continued)

        The following table shows the key assumptions used in the calculation of estimated expected loss to be paid for direct vintage 2004 - 2008 second lien U.S. RMBS.

Assumptions in Base Case Expected Loss Estimates
Second Lien RMBS(1)

HELOC Key Variables	As of June 30, 2011	As of March 31, 2011	As of December 31, 2010
Plateau conditional default rate	4.6 - 34.6%	4.7 - 21.4%	4.2 - 22.1%
Final conditional default rate trended down to	0.4 - 3.2%	0.4 - 3.2%	0.4 - 3.2%
Expected period until final conditional default rate	36 months	36 months	24 months
Initial conditional prepayment rate	0.9 - 15.5%	0.9 - 12.6%	3.3 - 17.5%
Final conditional prepayment rate	10%	10%	10%
Loss severity	98%	98%	98%
Initial draw rate	0.0 - 8.6%	0.0 - 5.2%	0.0 - 6.8%

Closed-End Second Lien Key Variables	As of June 30, 2011	As of March 31, 2011	As of December 31, 2010
Plateau conditional default rate	4.8 - 22.8%	7.2 - 28.9%	7.3 - 27.1%
Final conditional default rate trended down to	2.9 - 8.1%	2.9 - 8.1%	2.9 - 8.1%
Expected period until final conditional default rate achieved	36 months	36 months	24 months
Initial conditional prepayment rate	1.4 - 12.0%	0.9 - 12.7%	1.3 - 9.7%
Final conditional prepayment rate	10%	10%	10%
Loss severity	98%	98%	98%

(1)
Represents assumptions for most heavily weighted scenario (the "base case").

        In second lien transactions the projection of near-term defaults from currently delinquent loans is relatively straightforward because loans in second lien transactions are generally "charged off" (treated as defaulted) by the securitization's servicer once the loan is 180 days past due. Most second lien transactions report the amount of loans in five monthly delinquency categories (i.e., 30-59 days past due, 60-89 days past due, 90-119 days past due, 120-149 days past due and 150-179 days past due). The Company estimates the amount of loans that will default over the next five months by calculating current representative liquidation rates (the percent of loans in a given delinquency status that are assumed to ultimately default) from selected representative transactions and then applying an average of the preceding 12 months' liquidation rates to the amount of loans in the delinquency categories. The amount of loans projected to default in the first through fifth months is expressed as a conditional default rate. The first four months' conditional default rate is calculated by applying the liquidation rates to the current-period past-due balances (i.e., the 150-179 day balance is liquidated in the first projected month, the 120-149 day balance is liquidated in the second projected month, the 90-119 day balance is liquidated in the third projected month and the 60-89 day balance is liquidated in the fourth projected month). For the fifth month the conditional default rate is calculated using the average 30-59 day past due balances for the prior three months. An average of the third, fourth and fifth month

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

4. Financial Guaranty Insurance Contracts (Continued)

conditional default rates is then used as the basis for the plateau period that follows the embedded five months of losses.

        In Six Months 2011 in the base scenario, the conditional default rate (the "plateau conditional default rate") was held constant for one month. Once the plateau period has ended, the conditional default rate is assumed to gradually trend down in uniform increments to its final long-term steady state conditional default rate. In the base scenario, the time over which the conditional default rate trends down to its final conditional default rate is 30 months (compared with 18 months at year-end 2010). Therefore, the total stress period for second lien transactions would be 36 months, comprising five months of delinquent data, a one-month plateau period and 30 months of decrease to the steady state conditional default rate. This is 12 months longer than the 24 months of total stress period used at year-end 2010. The long-term steady state conditional default rates are calculated as the constant conditional default rates that would have yielded the amount of losses originally expected at underwriting. When a second lien loan defaults, there is generally very low recovery. Based on current expectations of future performance, the Company assumes that it will only recover 2% of the collateral.

        The rate at which the principal amount of loans is prepaid may impact both the amount of losses projected (which is a function of the conditional default rate and the loan balance over time) as well as the amount of excess spread (which is the excess of the interest paid by the borrowers on the underlying loan over the amount of interest and expenses owed on the insured obligations). In the base case, the current conditional prepayment rate is assumed to continue until the end of the plateau before gradually increasing to the final conditional prepayment rate over the same period the conditional default rate decreases. For transactions where the initial conditional prepayment rate is higher than the final conditional prepayment rate, the initial conditional prepayment rate is held constant. The final conditional prepayment rate is assumed to be 10% for both HELOC and closed-end second lien transactions. This level is much higher than current rates, but lower than the historical average, which reflects the Company's continued uncertainty about performance of the borrowers in these transactions. This pattern is consistent with how the Company modeled the conditional prepayment rate at year-end 2010 and in the First Quarter 2011. To the extent that prepayments differ from projected levels it could materially change the Company's projected excess spread and losses.

        The Company uses a number of other variables in its second lien loss projections, including the spread between relevant interest rate indices, and HELOC draw rates (the amount of new advances provided on existing HELOCs expressed as a percentage of current outstanding advances). For HELOC transactions, the draw rate is assumed to decline from the current level to a final draw rate over a period of three months. The final draw rates were assumed to range from 0.0% to 4.3%.

        In estimating expected losses, the Company modeled and probability-weighted three possible conditional default rate curves applicable to the period preceding the return to the long-term steady state conditional default rate. Given that draw rates have been reduced to levels below the historical average and that loss severities in these products have been higher than anticipated at inception, the Company believes that the level of the elevated conditional default rate and the length of time it will persist is the primary driver behind the likely amount of losses the collateral will suffer (before considering the effects of repurchases of ineligible loans). The Company continues to evaluate the assumptions affecting its modeling results.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

4. Financial Guaranty Insurance Contracts (Continued)

        At June 30, 2011, the Company's base case assumed a one-month conditional default rate plateau and a 30-month ramp-down (for a total stress period of 36 months). Increasing the conditional default rate plateau to four months and keeping the ramp-down at 30-months (for a total stress period of 39 months) would increase the expected loss by approximately $72.1 million for HELOC transactions and $7.9 million for closed-end second lien transactions. On the other hand, keeping the conditional default rate plateau at one month but decreasing the length of the conditional default rate ramp-down to a 24 month assumption (for a total stress period of 30 months) would decrease the expected loss by approximately $66.7 million for HELOC transactions and $3.0 million for closed-end second lien transactions.

U.S. First Lien RMBS Loss Projections: Alt-A First Lien, Option ARM, Subprime and Prime

        First lien RMBS are generally categorized in accordance with the characteristics of the first lien mortgage loans on one-to-four family homes supporting the transactions. The collateral supporting "subprime" RMBS transactions consists of first lien residential mortgage loans made to subprime borrowers. A "subprime borrower" is one considered to be a higher-risk credit based on credit scores or other risk characteristics. Another type of RMBS transaction is generally referred to as "Alt-A first lien." The collateral supporting such transactions consists of first lien residential mortgage loans made to "prime" quality borrowers who lack certain ancillary characteristics that would make them prime. When more than 66% of the loans originally included in the pool are mortgage loans with an option to make a minimum payment that has the potential to amortize the loan negatively (i.e., increase the amount of principal owed), the transaction is referred to as an "Option ARM." Finally, transactions may be composed primarily of loans made to prime borrowers. Both first lien RMBS and second lien RMBS sometimes include a portion of loan collateral that differs in priority from the majority of the collateral.

        The performance of the Company's first lien RMBS exposures began to deteriorate in 2007, and such transactions, particularly those originated in the period from 2005 through 2007, continue to perform below the Company's original underwriting expectations. The Company currently projects first lien collateral losses many times those expected at the time of underwriting. While insured securities benefited from structural protections within the transactions designed to absorb some of the collateral losses, in many first lien RMBS transactions, projected losses exceed those structural protections.

        The majority of projected losses in first lien RMBS transactions are expected to come from non-performing mortgage loans (those that are delinquent or in foreclosure or where the loan has been foreclosed and the RMBS issuer owns the underlying real estate). An increase in non-performing loans beyond that projected in the previous period is one of the primary drivers of loss development in this portfolio. In order to determine the number of defaults resulting from these delinquent and foreclosed loans, the Company applies a liquidation rate assumption to loans in each of various delinquency categories. The Company arrived at its liquidation rates based on data in loan performance and assumptions about how delays in the foreclosure process may ultimately affect the rate at which loans are liquidated. The liquidation rate is a standard industry measure that is used to estimate the number of loans in a given aging category that will default within a specified time period. The Company projects these liquidations to occur over two years.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

4. Financial Guaranty Insurance Contracts (Continued)

        The following table shows liquidation assumptions for various delinquency categories.

First Lien Liquidation Rates

	June 30, 2011	March 31, 2011	December 31, 2010
30 - 59 Days Delinquent
Alt-A first lien	50%	50%	50%
Option ARM	50	50	50
Subprime	45	45	45
60 - 89 Days Delinquent
Alt-A first lien	65	65	65
Option ARM	65	65	65
Subprime	65	65	65
90 - Bankruptcy
Alt-A first lien	75	75	75
Option ARM	75	75	75
Subprime	70	70	70
Foreclosure
Alt-A first lien	85	85	85
Option ARM	85	85	85
Subprime	85	85	85
Real Estate Owned
Alt-A first lien	100	100	100
Option ARM	100	100	100
Subprime	100	100	100

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

4. Financial Guaranty Insurance Contracts (Continued)

using the projected conditional default rate trend after the first 24 month period represent defaults attributable to borrowers that are currently performing.

        Another important driver of loss projections is loss severity, which is the amount of loss the transaction incurs on a loan after the application of net proceeds from the disposal of the underlying property. Loss severities experienced in first lien transactions have reached historic high levels, and the Company is assuming that these historic high levels will continue for another year. The Company determines its initial loss severity based on actual recent experience. The Company then assumes that loss severities begin returning to levels consistent with underwriting assumptions beginning in June 2012 and, in the base scenario, decline over two years to 40%.

        The following table shows the key assumptions used in the calculation of expected loss to be paid for direct vintage 2004 - 2008 first lien U.S. RMBS.

Key Assumptions in Base Case Expected Loss Estimates of First Lien RMBS Transactions

	As of June 30, 2011	As of March 31, 2011	As of December 31, 2010
Alt-A First Lien
Plateau conditional default rate	2.9 - 36.6%	2.7 - 40.2%	2.6 - 42.2%
Intermediate conditional default rate	0.4 - 5.5%	0.4 - 6.0%	0.4 - 6.3%
Final conditional default rate	0.1 - 1.8%	0.1 - 2.0%	0.1 - 2.1%
Initial loss severity	65%	65%	60%
Initial conditional prepayment rate	0.0 - 28.3%	0.4 - 40.5%	0.0 - 36.5%
Final conditional prepayment rate	10%	10%	10%
Option ARM
Plateau conditional default rate	13.1 - 32.1%	12.3 - 33.2%	11.7 - 32.7%
Intermediate conditional default rate	2.0 - 4.8%	1.8 - 5.0%	1.8 - 4.9%
Final conditional default rate	0.7 - 1.6%	0.6 - 1.7%	0.6 - 1.6%
Initial loss severity	65%	65%	60%
Initial conditional prepayment rate	0.0 - 7.2%	0.0 - 24.5%	0.0 - 17.7%
Final conditional prepayment rate	10%	10%	10%
Subprime
Plateau conditional default rate	7.7 - 34.2%	8.0 - 34.3%	9.0 - 34.6%
Intermediate conditional default rate	1.2 - 5.1%	1.2 - 5.1%	1.3 - 5.2%
Final conditional default rate	0.4 - 1.7%	0.4 - 1.7%	0.4 - 1.7%
Initial loss severity	80%	80%	80%
Initial conditional prepayment rate	0.0 - 9.3%	0.0 - 13.3%	0.0 - 13.5%
Final conditional prepayment rate	10%	10%	10%

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

June 30, 2011

4. Financial Guaranty Insurance Contracts (Continued)

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

        In estimating expected losses, the Company modeled and probability-weighted sensitivities for first lien transactions by varying its assumptions of how fast recovery is expected to occur. The primary variable when modeling sensitivities was how quickly the conditional default rate returned to its modeled equilibrium, which was defined as 5% of the current conditional default rate. The Company also stressed conditional prepayment rates and the speed of recovery of loss severity rates. In a somewhat more stressful environment than that of the base case, where the conditional default rate recovery was more gradual and the final conditional prepayment rate was 15% rather than 10%, expected loss to be paid would increase by approximately $8.1 million for Alt-A first lien, $55.8 million for Option ARM, $13.8 million for subprime and $0.2 million for prime transactions. In an even more stressful scenario where the conditional default rate plateau was extended three months (to be 27 months long) before the same more gradual conditional default rate recovery and loss severities were assumed to recover over four rather than two years (and subprime loss severities were assumed to recover only to 60%), expected loss to be paid would increase by approximately $39.5 million for Alt-A first lien, $140.7 million for Option ARM, $149.0 million for subprime and $1.5 million for prime transactions. The Company also considered a scenario where the recovery was faster than in its base case. In this scenario, where the conditional default rate plateau was three months shorter (21 months, effectively assuming that liquidation rates would improve) and the conditional default rate recovery was more pronounced, expected loss to be paid would decrease by approximately $22.4 million for Alt-A first lien, $76.8 million for Option ARM, $29.7 million for subprime and $0.9 million for prime transactions.

Breaches of Representations and Warranties

        The Company is pursuing reimbursements for breaches of R&W regarding loan characteristics. Performance of the collateral underlying certain first and second lien securitizations has substantially differed from the Company's original expectations. The Company has employed several loan file diligence firms and law firms as well as devoted internal resources to review the mortgage files surrounding many of the defaulted loans. The Company's success in these efforts resulted in two negotiated agreements, to date, in respect of the Company's R&W claims, including on April 14, 2011 with Bank of America as described under "Bank of America Agreement" in Note 2. Additionally, for the RMBS transactions as to which the Company had not settled its claims for breaches of R&W as of June 30, 2011, the Company had performed a detailed review of approximately 13,900 second lien and 17,800 first lien defaulted loan files, representing approximately $959 million in second lien and $5,180 million in first lien outstanding par of defaulted loans underlying insured transactions. The

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

4. Financial Guaranty Insurance Contracts (Continued)

Company identified approximately 12,300 second lien transaction loan files and approximately 16,400 first lien transaction loan files that breached one or more R&W regarding the characteristics of the loans, such as misrepresentation of income or employment of the borrower, occupancy, undisclosed debt and non-compliance with underwriting guidelines at loan origination. The Company continues to review new files as new loans default and as new loan files are made available to it. The Company generally obtains the loan files from the originators or servicers (including master servicers). In some cases, the Company requests loan files via the trustee, which then requests the loan files from the originators and/or servicers. On second lien loans, the Company requests loan files for all charged-off loans. On first lien loans, the Company requests loan files for all severely (60+ days) delinquent loans and all liquidated loans. Recently, the Company started requesting loan files for all the loans (both performing and non-performing) in certain deals to limit the number of requests for additional loan files as the transactions season and loans charge-off, become 60+ days delinquent or are liquidated. (The Company takes no repurchase credit for R&W breaches on loans that are expected to continue to perform.) In addition to Bank of America, as of June 30, 2011, the Company had reached agreement with other R&W providers for the repurchase of $38.4 million of second lien and $47.5 million of first lien mortgage loans. The $38.4 million for second lien loans represents the calculated repurchase price for 466 loans, and the $47.5 million for first lien loans represents the calculated repurchase price for 142 loans. The repurchase proceeds are paid to the RMBS transactions and distributed in accordance with the payment priorities set out in the transaction agreements, so the proceeds are not necessarily allocated to the Company on a dollar-for-dollar basis. Proceeds projected to be reimbursed to the Company on transactions where the Company has already paid claims are viewed as a recovery on paid losses. For transactions where the Company has not already paid claims, projected recoveries reduce projected loss estimates. In either case, projected recoveries have no effect on the amount of the Company's exposure. These amounts reflect payments made pursuant to the negotiated transaction agreements and not payments made pursuant to legal settlements. See "Recovery Litigation" below for a description of the related legal proceedings the Company has commenced.

        The Company has included in its net expected loss estimates as of June 30, 2011 an estimated benefit from loan repurchases related to breaches of R&W of $1.5 billion, which includes amounts with Bank of America. The amount of benefit recorded as a reduction of expected losses was calculated by extrapolating each transaction's breach rate on defaulted loans to projected defaults and, in the case of transactions subject to Bank of America Agreement, the estimated impact of that agreement on the relevant transactions. See "Bank of America Agreement" in Note 2. The Company did not incorporate any gain contingencies or damages paid from potential litigation in its estimated repurchases. The amount the Company will ultimately recover related to contractual R&W is uncertain and subject to a number of factors including the counterparty's ability to pay, the number and loss amount of loans determined to have breached R&W and, potentially, negotiated settlements or litigation recoveries. As such, the Company's estimate of recoveries is uncertain and actual amounts realized may differ significantly from these estimates. In arriving at the expected recovery from breaches of R&W, the Company considered the creditworthiness of the provider of the R&W, the number of breaches found on defaulted loans, the success rate in resolving these breaches with the provider of the R&W and the potential amount of time until the recovery is realized.

        The calculation of expected recovery from breaches of R&W involved a variety of scenarios, which ranged from the Company recovering substantially all of the losses it incurred due to violations of

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

4. Financial Guaranty Insurance Contracts (Continued)

R&W to the Company realizing very limited recoveries. The Company did not include any recoveries related to breaches of R&W in amounts greater than the losses it expected to pay under any given cash flow scenario. These scenarios were probability-weighted in order to determine the recovery incorporated into the Company's estimate of expected losses. This approach was used for both loans that had already defaulted and those assumed to default in the future. In all cases, recoveries were limited to amounts paid or expected to be paid by the Company.

        The following table shows the balance sheet classification of estimated R&W benefits:

Balance Sheet Classification of R&W Benefit

	As of June 30, 2011			As of December 31, 2010
	Benefit for R&W	Effect of Consolidating FG VIEs	Reported on Balance Sheet	Benefit for R&W	Effect of Consolidating FG VIEs	Reported on Balance Sheet
	(in billions)
Salvage and subrogation recoverable	$0.4	$(0.2)	$0.2	$0.9	$(0.1)	$0.8
Loss and LAE reserve	0.9	(0.1)	0.8	0.5	(0.1)	0.4
Unearned premium reserve	0.2	—	0.2	0.2	—	0.2

Total	$1.5	$(0.3)	$1.2	$1.6	$(0.2)	$1.4

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

4. Financial Guaranty Insurance Contracts (Continued)

        The following table represents total estimated recoveries netted in expected loss to be paid, from defective mortgage loans included in certain first and second lien U.S. RMBS loan securitizations that it insures.

Roll Forward of Estimated Benefit from Recoveries from Representation and Warranty Breaches,
Net of Reinsurance

	Future Net R&W Benefit at December 31, 2010	R&W Development and Accretion of Discount During Six Months 2011	R&W Recovered During Six Months 2011(1)	Future Net R&W Benefit at June 30, 2011(2)
	(in millions)
Prime first lien	$1.1	$1.8	$—	$2.9
Alt-A first lien	81.0	46.6	—	127.6
Option ARM	309.3	449.2	(47.3)	711.2
Subprime	26.8	54.7	—	81.5
Closed-end second lien	178.2	61.5	—	239.7
HELOC	1,004.1	157.1	(850.8)	310.4

Total	$1,600.5	$770.9	$(898.1)	$1,473.3

	Future Net R&W Benefit at December 31, 2009	R&W Development and Accretion of Discount During Six Months 2010	R&W Recovered During Six Months 2010(1)	Future Net R&W Benefit at June 30, 2010
	(in millions)
Prime first lien	$—	$0.8	$—	$0.8
Alt-A first lien	64.2	15.0	—	79.2
Option ARM	203.7	52.4	(13.3)	242.8
Subprime	—	—	—	—
Closed-end second lien	76.5	46.5	—	123.0
HELOC	828.7	97.2	(50.9)	875.0

Total	$1,173.1	$211.9	$(64.2)	$1,320.8

(1)
Gross amounts recovered are $1,015.0 million and $72.0 million for Six Months 2011 and 2010, respectively.

(2)
Includes R&W benefit of $588.9 million attributable to transactions covered by the Bank of America Agreement.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

4. Financial Guaranty Insurance Contracts (Continued)

Financial Guaranty Insurance U.S. RMBS Risks with R&W Benefit as of June 30, 2011 and December 31, 2010

	Number of Risks(1) as of		Outstanding Principal and Interest as of
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
	(dollars in millions)
Prime first lien	1	1	$54.5	$57.1
Alt-A first lien	20	17	1,826.7	1,882.8
Option ARM	11	10	1,914.8	1,909.8
Subprime	4	1	982.7	228.7
Closed-end second lien	4	4	396.3	444.9
HELOC	15	13	3,844.9	2,969.8

Total	55	46	$9,019.9	$7,493.1

(1)
A risk represents the aggregate of the financial guaranty policies that share the same revenue source for purposes of making debt service payments.

        The following table provides a breakdown of the development and accretion amount in the roll forward of estimated recoveries associated with alleged breaches of R&W:

	Second Quarter		Six Months
	2011	2010	2011	2010
	(in millions)
Inclusion of new deals with breaches of R&W during period	$—	$—	$107.1	$62.4
Change in recovery assumptions as the result of additional file review and recovery success	—	35.5	198.4	65.3
Estimated increase(decrease) in defaults that will result in additional breaches	(5.8)	18.4	34.0	82.1
Results of Bank of America Agreement	95.6	—	429.7	—
Accretion of discount on balance	1.1	2.0	1.7	2.1

Total	$90.9	$55.9	$770.9	$211.9

        The $90.9 million and $770.9 million R&W development and accretion of discount during Second Quarter 2011 and Six Months 2011, respectively, in the table above resulted in large part from the Bank of America Agreement executed on April 14, 2011 related to the Company's R&W claims and described under "Bank of America Agreement" in Note 2. The benefit of the Bank of America Agreement is included in the R&W credit for the transactions directly affected by the agreement. In addition, the Bank of America Agreement caused the Company to increase the probability of successful pursuit of R&W claims against other providers where the Company believed those providers were breaching at a similar rate. The remainder of the development primarily relates to additional projected defaults. The Company assumes that recoveries on HELOC and closed-end second lien loans that were not subject to the Bank of America Agreement will occur in two to four years from the balance sheet date depending on the scenarios and that recoveries on Alt-A first lien, Option ARM and subprime

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

4. Financial Guaranty Insurance Contracts (Continued)

loans will occur as claims are paid over the life of the transactions. Recoveries on second lien transactions subject to the Bank of America Agreement will be paid in full by March 31, 2012.

        As of June 30, 2011, cumulative collateral losses on the 21 first lien RMBS transactions were approximately $1.6 billion. The Company estimates that cumulative projected collateral losses for these first lien transactions will be $4.84 billion, which will result in estimated gross expected losses to the Company of $630.9 million before considering R&W recoveries from Bank of America, and $126.8 million after considering such R&W recoveries. As of June 30, 2011, the Company had been reimbursed $14.9 million in respect of the covered first lien transactions under the Bank of America Agreement.

Student Loan Transactions

        The Company has insured or reinsured $2.9 billion net par of student loan securitizations, $1.5 billion issued by private issuers and classified as asset-backed and $1.4 billion issued by public authorities and classified as public finance. Of these amounts, $242.3 million and $531.9 million, respectively, are rated BIG. The Company is projecting approximately $60.7 million and $12.6 million, respectively, of expected loss to be paid in these portfolios. In general the losses are due to: (i) the poor credit performance of private student loan collateral; (ii) high interest rates on auction rate securities with respect to which the auctions have failed or (iii) high interest rates on variable rate demand obligations ("VRDO") that have been put to the liquidity provider by the holder and are therefore bearing high "bank bond" interest rates. The largest of these losses was approximately $32.8 million and related to a transaction backed by a pool of private student loans ceded to AG Re by another monoline insurer. The guaranteed bonds were issued as auction rate securities that now bear a high rate of interest due to the primary insurer's downgrade. Further, the underlying loan collateral has performed below expectations.

XXX Life Insurance Transactions

        The Company has insured $2.0 billion of net par in XXX life insurance reserve securitizations based on discrete blocks of individual life insurance business. In each such transaction the monies raised by the sale of the bonds insured by the Company were used to capitalize a special purpose vehicle that provides reinsurance to a life insurer or reinsurer. The monies are invested at inception in accounts managed by third party investment managers. In order for the Company to incur an ultimate net loss on these transactions, adverse experience on the underlying block of life insurance policies and/or credit losses in the investment portfolio would need to exceed the level of credit enhancement built into the transaction structures. In particular, such credit losses in the investment portfolio could be realized in the event that circumstances arise resulting in the early liquidation of assets at a time when their market value is less than their intrinsic value.

        The Company's $2.0 billion net par of XXX life insurance transactions includes, as of June 30, 2011, a total of $882.5 million rated BIG, consisting of Class A-2 Floating Rate Notes issued by Ballantyne Re p.l.c and Series A-1 Floating Rate Notes issued by Orkney Re II p.l.c ("Orkney Re II"). The Ballantyne Re and Orkney Re II XXX transactions had material amounts of their assets invested in U.S. RMBS transactions. Based on its analysis of the information currently available, including estimates of future investment performance provided by the current investment manager, and projected credit impairments on the invested assets and performance of the blocks of life insurance business at June 30, 2011, the Company's gross expected loss, prior to reinsurance or netting of unearned

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

4. Financial Guaranty Insurance Contracts (Continued)

premium, for its two BIG XXX insurance transactions was $72.9 million. The Company's net loss and LAE reserve was $61.2 million.

Other Notable Loss or Claim Transactions

        The preceding pages describe the asset classes in the financial guaranty portfolio that encompass most of the Company's projected losses. The Company also projects losses on a number of other transactions, the most significant of which are described in the following paragraphs.

        The Company has projected expected loss to be paid of $31.1 million on its total net par outstanding of $495.8 million on Jefferson County Alabama Sewer Authority exposure. This estimate is based primarily on the Company's view of how much debt the Authority should be able to support under certain probability-weighted scenarios.

        The Company has projected expected loss to be paid of $6.5 million on a transaction backed by revenues generated by telephone directory "yellow pages" in various jurisdictions with a net par of $110.7 million and guaranteed by Ambac Assurance Corporation ("Ambac"). This estimate is based primarily on the Company's view of how quickly "yellow pages" revenues are likely to decline in the future.

        The Company has projected expected loss to be paid of $14.5 million on one transaction from 2000 backed by manufactured housing loans with a net par of $67.1 million. The Company insures a total of $358.8 million net par of securities backed by manufactured housing loans, a total of $240.5 million rated BIG.

        The Company has $165.0 million of net par exposure to the city of Harrisburg, Pennsylvania, of which $93.1 million is BIG. The Company has paid $4.5 million in net claims to date, and expects a full recovery.

Recovery Litigation

        As of the date of this filing, the Company has filed lawsuits with regard to six second lien U.S. RMBS transactions insured by AGM or AGC, alleging breaches of R&W both in respect of the underlying loans in the transactions and the accuracy of the information provided to AGM and AGC, and failure to cure or repurchase defective loans identified by AGM and AGC to such persons. These transactions consist of the ACE Securities Corp. Home Equity Loan Trust, Series 2006-GP1, the ACE Securities Corp. Home Equity Loan Trust, Series 2007-SL2 and the ACE Securities Corp. Home Equity Loan Trust, Series 2007-SL3 transactions (in each of which AGC or AGM has sued Deutsche Bank AG affiliates DB Structured Products, Inc. and ACE Securities Corp.), the SACO I Trust 2005-GP1 transaction (in which AGC has sued JPMorgan Chase & Co.'s affiliate EMC Mortgage Corporation) and the Flagstar Home Equity Loan Trust, Series 2005-1 and Series 2006-2 transactions (in which AGM has sued Flagstar Bank, FSB, Flagstar Capital Markets Corporation and Flagstar ABS, LLC). In these lawsuits, AGM and AGC seek for the R&W provider to repurchase the defective loans and to indemnify or reimburse AGM or AGC for its losses.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

4. Financial Guaranty Insurance Contracts (Continued)

        AGM has also filed a lawsuit against UBS Securities LLC and Deutsche Bank Securities, Inc., as underwriters, as well as several named and unnamed control persons of IndyMac Bank, FSB and related IndyMac entities, with regard to two U.S. RMBS transactions that AGM had insured, seeking damages for alleged violations of state securities laws and breach of contract, among other claims. One of these transactions (referred to as IndyMac Home Equity Loan Trust 2007-H1) is a second lien transaction and the other (referred to as IndyMac IMSC Mortgage Loan Trust 2007-HOA-1) is a first lien transaction.

        In December 2008, Assured Guaranty (UK) Ltd. ("AGUK") sued J.P. Morgan Investment Management Inc. ("JPMIM"), the investment manager in the Orkney Re II transaction, alleging that JPMIM engaged in breaches of fiduciary duty, gross negligence and breaches of contract based upon its handling of the investments of Orkney Re II. In January 2010, the court ruled against AGUK on a motion to dismiss filed by JPMIM, dismissing the AGUK's claims for breaches of fiduciary duty and gross negligence on the ground that such claims are preempted by the Martin Act, which is New York's blue sky law, such that only the New York Attorney General has the authority to sue JPMIM. AGUK appealed and, in November 2010, the Appellate Division (First Department) issued a ruling, ordering the court's order to be modified to reinstate AGUK's claims for breach of fiduciary duty and gross negligence and certain of its claims for breach of contract, in each case for claims accruing on or after June 26, 2007. In December 2010, JPMIM filed a motion for permission to appeal to the Court of Appeals on the Martin Act issue; that motion was granted in February 2011. Separately, at the trial court level, a preliminary conference order related to discovery was entered in February 2011 and discovery has commenced.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

4. Financial Guaranty Insurance Contracts (Continued)

Loss and LAE Reserve, Net of Reinsurance and Salvage and Subrogation Recoverable

	As of June 30, 2011			As of December 31, 2010
	Loss and LAE Reserve(1)	Salvage and Subrogation Recoverable(2)	Net	Loss and LAE Reserve(1)	Salvage and Subrogation Recoverable(2)	Net
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$2.5	$—	$2.5	$1.2	$—	1.2
Alt-A first lien	46.5	5.5	41.0	39.2	2.6	36.6
Option ARM	136.1	106.3	29.8	223.3	63.0	160.3
Subprime	87.4	0.1	87.3	108.3	0.1	108.2

Total first lien	272.5	111.9	160.6	372.0	65.7	306.3
Second lien:
Closed-end second lien	9.3	129.6	(120.3)	7.7	50.3	(42.6)
HELOC	59.8	182.9	(123.1)	7.1	843.4	(836.3)

Total second lien	69.1	312.5	(243.4)	14.8	893.7	(878.9)

Total U.S. RMBS	341.6	424.4	(82.8)	386.8	959.4	(572.6)
Other structured finance	149.2	2.5	146.7	119.7	1.4	118.3
Public finance	64.0	37.9	26.1	81.6	34.4	47.2

Total financial guaranty	554.8	464.8	90.0	588.1	995.2	(407.1)
Other	2.1	—	2.1	2.1	—	2.1

Subtotal	556.9	464.8	92.1	590.2	995.2	(405.0)
Effect of consolidating FG VIEs	(64.8)	(192.9)	128.1	(49.5)	(92.2)	42.7

Total(1)	$492.1	$271.9	$220.2	$540.7	$903.0	$(362.3)

(1)
The June 30, 2011 loss and LAE consists of $518.1 million loss and LAE reserve net of $26.0 million of reinsurance recoverable on unpaid losses. The December 31, 2010 loss and LAE consists of $563.0 million loss and LAE reserve net of $22.3 million of reinsurance recoverable on unpaid losses.

(2)
Salvage and subrogation recoverable is net of $35.2 million and $129.4 million in ceded salvage and subrogation recorded in "reinsurance balances payable" at June 30, 2011 and December 31, 2010, respectively.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

4. Financial Guaranty Insurance Contracts (Continued)

        The following table presents the loss and LAE by sector for financial guaranty insurance contracts that was recorded in the consolidated statements of operations. Amounts presented are net of reinsurance and net of the benefit for recoveries from breaches of R&W.

Loss and LAE Reported
on the Consolidated Statements of Operations

	Second Quarter		Six Months
	2011	2010	2011	2010
	(in millions)
Financial Guaranty:
U.S. RMBS:
First lien:
Prime first lien	$1.2	$(0.1)	$1.1	$—
Alt-A first lien	19.2	8.1	27.4	13.5
Option ARM	70.4	56.6	41.3	101.0
Subprime	4.3	16.3	(5.1)	41.0

Total first lien	95.1	80.9	64.7	155.5
Second lien:
Closed-end second lien	(5.7)	(11.5)	(15.6)	(7.1)
HELOC	36.2	11.2	97.2	34.8

Total second lien	30.5	(0.3)	81.6	27.7

Total U.S. RMBS	125.6	80.6	146.3	183.2
Other structured finance	22.8	31.6	42.8	41.8
Public finance	4.1	(16.8)	(11.7)	10.9

Total financial guaranty	152.5	95.4	177.4	235.9
Other	—	0.1	—	0.1

Subtotal	152.5	95.5	177.4	236.0
Effect of consolidating FG VIEs	(19.6)	(24.3)	(71.5)	(34.3)

Total loss and LAE (recoveries)	$132.9	$71.2	$105.9	$201.7

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

4. Financial Guaranty Insurance Contracts (Continued)

Net Losses Paid on Financial Guaranty Insurance Contracts(1)

	Second Quarter		Six Months
	2011	2010	2011	2010
	(in millions)
Financial Guaranty:
U.S. RMBS:
First lien:
Prime first lien	$—	$—	$—	$—
Alt-A first lien	19.1	15.0	38.6	29.0
Option ARM	81.5	32.7	168.4	49.1
Subprime	0.6	1.4	15.7	2.3

Total first lien	101.2	49.1	222.7	80.4
Second lien:
Closed-end second lien	14.6	19.4	41.7	39.9
HELOC	(727.3)	166.8	(662.7)	315.8

Total second lien	(712.7)	186.2	(621.0)	355.7

Total U.S. RMBS	(611.5)	235.3	(398.3)	436.1
Other structured finance	0.6	1.9	3.0	5.6
Public finance	0.2	9.8	9.2	34.2

Total financial guaranty	(610.7)	247.0	(386.1)	475.9
Other	—	—	—	—

Subtotal	(610.7)	247.0	(386.1)	475.9
Effect of consolidating FG VIEs	46.0	(41.0)	(12.2)	(58.9)

Total	$(564.7)	$206.0	$(398.3)	$417.0

(1)
Includes the effect of loss mitigation efforts and cessions not yet settled.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

4. Financial Guaranty Insurance Contracts (Continued)

        The following table provides information on financial guaranty insurance and reinsurance contracts categorized as BIG as of June 30, 2011 and December 31, 2010.

Financial Guaranty Insurance BIG Transaction Loss Summary
June 30, 2011

	BIG Categories
	BIG 1		BIG 2		BIG 3
							Total BIG, Net(1)	Effect of Consolidating VIEs
	Gross	Ceded	Gross	Ceded	Gross	Ceded			Total
	(dollars in millions)
Number of risks(2)	151	(60)	84	(29)	129	(51)	364	—	364
Remaining weighted average contract period (in years)	11.5	14.8	9.3	7.1	8.7	6.0	9.8	—	9.8
Net outstanding exposure:
Principal	$7,724.4	$(847.4)	$5,245.6	$(207.5)	$8,102.6	$(678.4)	$19,339.3	$—	$19,339.3
Interest	4,074.5	(655.8)	2,566.7	(70.4)	2,343.8	(178.3)	8,080.5	—	8,080.5

Total	$11,798.9	$(1,503.2)	$7,812.3	$(277.9)	$10,446.4	$(856.7)	$27,419.8	$—	$27,419.8

Expected cash flows	$228.5	$(8.4)	$1,548.4	$(85.8)	$2,715.3	$(144.3)	$4,253.7	$(593.8)	$3,659.9
Less:
Potential recoveries(3)	378.2	(26.9)	633.7	(23.4)	2,229.6	(103.8)	3,087.4	(588.2)	2,499.2
Discount	(42.3)	1.1	441.9	(38.3)	83.1	7.8	453.3	(11.2)	442.1

Present value of expected cash flows	$(107.4)	$17.4	$472.8	$(24.1)	$402.6	$(48.3)	$713.0	$5.6	$718.6

Deferred premium revenue	$141.8	$(14.4)	$357.7	$(23.4)	$1,084.6	$(129.9)	$1,416.4	$(420.9)	$995.5
Reserves (salvage)(4)	$(115.9)	$17.9	$281.4	$(14.6)	$(86.3)	$7.5	$90.0	$128.1	$218.1

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

4. Financial Guaranty Insurance Contracts (Continued)

Financial Guaranty Insurance BIG Transaction Loss Summary
December 31, 2010

	BIG Categories
	BIG 1		BIG 2		BIG 3
							Total BIG, Net(1)	Effect of Consolidating VIEs
	Gross	Ceded	Gross	Ceded	Gross	Ceded			Total
	(dollars in millions)
Number of risks(2)	120	(46)	97	(41)	115	(42)	332	—	332
Remaining weighted average contract period (in years)	11.7	15.9	8.5	8.0	8.8	6.0	9.6	—	9.6
Net outstanding exposure:
Principal	$6,246.5	$(726.0)	$5,825.8	$(180.1)	$7,954.5	$(673.6)	$18,447.1	$—	$18,447.1
Interest	3,622.7	(581.3)	2,578.5	(70.1)	2,490.7	(186.3)	7,854.2	—	7,854.2

Total	$9,869.2	$(1,307.3)	$8,404.3	$(250.2)	$10,445.2	$(859.9)	$26,301.3	$—	$26,301.3

Expected cash flows	$303.9	$(20.2)	$2,019.8	$(68.9)	$2,256.6	$(133.2)	$4,358.0	$(384.2)	$3,973.8
Less:
Potential recoveries(3)	375.2	(37.4)	533.0	(16.6)	2,543.6	(197.5)	3,200.3	(354.8)	2,845.5
Discount	21.0	5.5	610.4	(21.5)	139.6	7.9	762.9	19.8	782.7

Present value of expected cash flows	$(92.3)	$11.7	$876.4	$(30.8)	$(426.6)	$56.4	$394.8	$(49.2)	$345.6

Deferred premium revenue	$169.9	$(16.9)	$569.8	$(30.3)	$995.9	$(120.7)	$1,567.7	$(263.9)	$1,303.8
Reserves (salvage)(4)	$(112.9)	$12.4	$413.0	$(9.5)	$(815.9)	$105.8	$(407.1)	$42.7	$(364.4)

(1)
Includes BIG amounts relating to FG VIEs.

(2)
A risk represents the aggregate of the financial guaranty policies that share the same revenue source for purposes of making debt service payments.

(3)
Includes estimated future recoveries for breaches of R&W as well as excess spread, and draws on HELOCs.

(4)
See table "Components of net reserves (salvage)".

Components of Net Reserves (Salvage)

	June 30, 2011	December 31, 2010
	(in millions)
Loss and LAE reserve	$518.1	$563.0
Reinsurance recoverable on unpaid losses	(26.0)	(22.3)
Salvage and subrogation recoverable	(307.1)	(1,032.4)
Salvage and subrogation payable(1)	35.2	129.4

Total	220.2	(362.3)
Less: other	2.1	2.1

Financial guaranty reserves, net of salvage and subrogation	$218.1	$(364.4)

(1)
Recorded as a component of reinsurance balances payable.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

4. Financial Guaranty Insurance Contracts (Continued)

Ratings Impact on Financial Guaranty Business

        A downgrade of one of the Company's insurance subsidiaries may result in increased claims under financial guaranties issued by the Company. In particular, with respect to VRDO for which a bank has agreed to provide a liquidity facility, a downgrade of the insurer may provide the bank with the right to give notice to bondholders that the bank will terminate the liquidity facility, causing the bondholders to tender their bonds to the bank. Bonds held by the bank accrue interest at a "bank bond" rate that is higher than the rate otherwise borne by the bond (typically the prime rate plus 2.00%—3.00%, often with a floor of 7%, and capped at the maximum legal limit). In the event that the bank holds such bonds for longer than a specified period of time, usually 90-180 days, the bank has the right additionally to demand accelerated repayment of bond principal, usually through payment of equal installments over a period of not less than five years. In the event that a municipal obligor is unable to pay interest accruing at the bank bond rate or to pay principal during the shortened amortization period, a claim could be submitted to the insurer under its financial guaranty policy. As of the date of this filing, the Company has insured approximately $1.0 billion of par of VRDO issued by municipal obligors rated BBB- or lower pursuant to the Company's internal rating. For a number of such obligations, a downgrade of the insurer below A+, in the case of S&P, or below A1, in the case of Moody's Investor Services, Inc. ("Moody's"), triggers the ability of the bank to notify bondholders of the termination of the liquidity facility and to demand accelerated repayment of bond principal over a period of five to ten years. The specific terms relating to the rating levels that trigger the bank's termination right, and whether it is triggered by a downgrade by one rating agency or a downgrade by all rating agencies then rating the insurer, vary depending on the transaction. See also Note 13 for a discussion of the impact of a downgrade in the financial strength rating on the Company's insured leveraged lease transactions.

5. Fair Value Measurement

        The Company carries the majority of its assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., exit price). The price represents the price available in the principal market for the asset or liability. If there is no principal market, then the price is based on the market that maximizes the value received for an asset or minimizes the amount paid for a liability (i.e., the most advantageous market).

        Fair value is based on quoted market prices, where available. If listed prices or quotes are not available, fair value is based on either internally developed models that primarily use, as inputs, market-based or independently sourced market parameters, including but not limited to yield curves, interest rates and debt prices or with the assistance of an independent third party using a discounted cash flow approach and the third party's proprietary pricing models. In addition to market information, models also incorporate transaction details, such as maturity of the instrument and contractual features designed to reduce the Company's credit exposure such as collateral rights.

        Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, the Company's creditworthiness, constraints on liquidity and unobservable parameters. As markets and products develop and the pricing for certain products becomes more or less transparent, the Company continues

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

5. Fair Value Measurement (Continued)

to refine its methodologies. During Second Quarter 2011, no changes were made to the Company's valuation models that had or are expected to have a material impact on the Company's consolidated balance sheets or statements of operations and comprehensive income.

        The Company's methods for calculating fair value produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. The use of different methodologies or assumptions to determine fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

        The fair value hierarchy is determined based on whether the inputs to valuation techniques used to measure fair value are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Company estimates of market assumptions. The fair value hierarchy prioritizes model inputs into three broad levels as follows, with level 1 being the highest and level 3 the lowest. An asset or liability's categorization within the fair value hierarchy is based on the lowest level of significant input to its valuation. All three hierarchies require the use of observable market data when available.

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

        In May 2011, the FASB issued ASU 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRS")" (Topic 820: Fair Value Measurement). ASU 2011-04 develops common requirements for measuring fair value and for disclosing information about fair value measurements to improve the comparability of financial statements prepared in accordance with U.S. GAAP and IFRSs. ASU 2011-04 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011, which corresponds to the Company's first quarter of fiscal year 2012. Early application by public entities is not permitted. Accordingly, the Company has not yet adopted this guidance and is evaluating the impact of this pronouncement.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

5. Fair Value Measurement (Continued)

Financial Instruments Carried at Fair Value

        Amounts recorded at fair value in the Company's financial statements are included in the tables below.

Fair Value Hierarchy of Financial Instruments Carried at Fair Value
As of June 30, 2011

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Investment portfolio, available-for-sale:
Fixed maturity securities
U.S. government and agencies	$975.3	$—	$975.3	$—
Obligations of state and political subdivisions	5,184.2	—	5,184.2	—
Corporate securities	1,065.5	—	1,065.5	—
Mortgage-backed securities:
RMBS	1,217.5	—	1,129.5	88.0
Commercial Mortgage-Backed Securities ("CMBS")	516.1	—	516.1	—
Asset-backed securities	560.9	—	287.0	273.9
Foreign government securities	344.7	—	344.7	—

Total fixed maturity securities	9,864.2	—	9,502.3	361.9
Short-term investments	1,070.4	129.6	940.8	—
Other invested assets(1)	37.9	0.4	25.5	12.0
Credit derivative assets	603.9	—	—	603.9
FG VIEs' assets, at fair value	3,492.2	—	—	3,492.2
Other assets	49.3	29.5	19.8	—

Total assets carried at fair value	$15,117.9	$159.5	$10,488.4	$4,470.0

Liabilities:
Credit derivative liabilities	$2,788.2	$—	$—	$2,788.2
FG VIEs' liabilities with recourse, at fair value	2,755.1	—	—	2,755.1
FG VIEs' liabilities without recourse, at fair value	1,282.5	—	—	1,282.5

Total liabilities carried at fair value	$6,825.8	$—	$—	$6,825.8

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

5. Fair Value Measurement (Continued)

Fair Value Hierarchy of Financial Instruments Carried at Fair Value
As of December 31, 2010

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Investment portfolio, available-for-sale:
Fixed maturity securities
U.S. government and agencies	$1,048.2	$—	$1,048.2	$—
Obligations of state and political subdivisions	4,959.9	—	4,959.9	—
Corporate securities	992.5	—	992.5	—
Mortgage-backed securities:
RMBS	1,184.1	—	1,071.7	112.4
CMBS	379.1	—	379.1	—
Asset-backed securities	502.9	—	292.7	210.2
Foreign government securities	348.6	—	348.6	—

Total fixed maturity securities	9,415.3	—	9,092.7	322.6
Short-term investments	1,031.6	253.4	778.2	—
Other invested assets(1)	33.3	0.2	21.4	11.7
Credit derivative assets	592.9	—	—	592.9
FG VIEs' assets, at fair value	3,657.5	—	—	3,657.5
Other assets	44.4	25.7	18.7	—

Total assets carried at fair value	$14,775.0	$279.3	$9,911.0	$4,584.7

Liabilities:
Credit derivative liabilities	$2,465.5	$—	$—	$2,465.5
FG VIEs' liabilities with recourse, at fair value	2,927.0	—	—	2,927.0
FG VIEs' liabilities without recourse, at fair value	1,337.2	—	—	1,337.2
Other liabilities	0.1	—	0.1	—

Total liabilities carried at fair value	$6,729.8	$—	$0.1	$6,729.7

(1)
Includes mortgage loans that are recorded at fair value on a non-recurring basis. At June 30, 2011 and December 31, 2010, such investments were carried at their market value of $10.0 million and $9.4 million, respectively. The mortgage loans are classified as Level 3 of the fair value hierarchy as there are significant unobservable inputs used in the valuation of such loans. An indicative dealer quote is used to price the non-performing portion of these mortgage loans. The performing loans are valued using management's determination of future cash flows arising from these loans, discounted at the rate of return that would be required by a market participant. This rate of return is based on indicative dealer quotes.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

5. Fair Value Measurement (Continued)

Changes in Level 3 Fair Value Measurements

        The table below presents a roll forward of financial instruments whose fair value included significant unobservable inputs (Level 3).

Fair Value Level 3 Roll Forward
Recurring Basis

	Second Quarter 2011
	Fixed Maturity Securities						Credit Derivative Asset (Liability), net(5)
	RMBS		Asset- Backed Securities	Other Invested Assets	FG VIEs' Assets at Fair Value				FG VIEs' Liabilities with Recourse, at Fair Value		FG VIEs' Liabilities without Recourse, at Fair Value
	(in millions)
Fair value at March 31, 2011	$222.4		$232.1	$2.2	$3,679.0		$(2,142.2)		$(2,757.8)		$(1,373.0)
Total pretax realized and unrealized gains/(losses) recorded in(1)
Net income (loss)	(35.8	)(2)	2.1 (2)	—	(211.6	)(3)	(59.4	)(6)	(5.4	)(3)	86.5 (3)
Other comprehensive income (loss)	(15.6)		(7.3)	(0.2)	—		—		—		—
Purchases	1.7		47.1	—	—		—		—		—
Issuances	—		—	—	—		—		—		—
Sales	(8.7)		(0.1)	—	—		—		—		—
Settlements	—		—	—	(257.6)		17.3		280.5		67.1
FG VIE consolidations	(76.0)		—	—	282.4		—		(272.4)		(63.1)

Fair value at June 30, 2011	88.0		$273.9	$2.0	$3,492.2		$(2,184.3)		$(2,755.1)		$(1,282.5)

Change in unrealized gains/(losses) related to financial instruments held at June 30, 2011	$(15.6)		$(7.3)	$(0.2)	$(84.7)		$(23.5)		$(7.1)		$52.9

	Second Quarter 2010
	Fixed Maturity Securities							Credit Derivative Asset (Liability), net(5)
	RMBS	Asset- Backed Securities		Other Invested Assets		FG VIEs' Assets at Fair Value			FG VIEs' Liabilities with Recourse, at Fair Value	FG VIEs' Liabilities without Recourse, at Fair Value
	(in millions)
Fair value at March 31, 2010	$79.3	$222.7		$4.4		$1,868.6		$(1,284.9)	$(2,067.2)	$(205.7)
Total pretax realized and unrealized gains/(losses) recorded in(1)
Net income (loss)	5.2 (2)	(14.6	)(2)	(0.1	)(4)	(19.1	)(3)	73.5 (6)	21.9 (3)	(2.4	)(3)
Other comprehensive income (loss)	(41.4)	8.5		(0.2)		—		—	—	—
Purchases, issuances, sales, settlements, net	51.1	13.7		(1.5)		(53.6)		(63.5)	67.5	23.2
Consolidations, Deconsolidations, net	—	—		—		48.8		—	(71.5)	—
Transfers in and/or out of Level 3(7)	8.7	—		—		—		—	—	—

Fair value at June 30, 2010	$102.9	$230.3		$2.6		$1,844.7		$(1,274.9)	$(2,049.3)	$(184.9)

Change in unrealized gains/(losses) related to financial instruments held at June 30, 2010	$(41.4)	$8.5		$—		$36.1		$36.7	$(131.0)	$5.3

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

5. Fair Value Measurement (Continued)

	Six Months 2011
	Fixed Maturity Securities							Credit Derivative Asset (Liability), net(5)
	RMBS		Asset- Backed Securities		Other Invested Assets	FG VIEs' Assets at Fair Value				FG VIEs' Liabilities with Recourse, at Fair Value		FG VIEs' Liabilities without Recourse, at Fair Value
	(in millions)
Fair value at December 31, 2010	$112.4		$210.2		$2.3	$3,657.5		$(1,872.6)		$(2,927.0)		$(1,337.2)
Total pretax realized and unrealized gains/(losses) recorded in(1):
Net income (loss)	(31.6	)(2)	3.7	(2)	—	22.8	(3)	(295.1	)(6)	(41.3	)(3)	(49.0	)(3)
Other comprehensive income (loss)	(46.5)		13.0		(0.3)	—		—		—		—
Purchases	152.2		47.1		—	—		—		—		—
Sales	(22.2)		(0.1)		—	—		—		—		—
Settlements	—		—		—	(470.5)		(16.6)		485.6		166.8
FG VIE Consolidations	(76.3)		—		—	282.4		—		(272.4)		(63.1)

Fair value at June 30, 2011	$88.0		$273.9		$2.0	$3,492.2		(2,184.3)		$(2,755.1)		$(1,282.5)

Change in unrealized gains/(losses) related to financial instruments held at June 30, 2011	$(46.5)		$13.0		$(0.3)	$263.6		$(305.8)		$(43.0)		$(119.1)

	Six Months 2010
	Fixed Maturity Securities						Credit Derivative Asset (Liability), net(5)
	RMBS	Asset- Backed Securities		Other Invested Assets	FG VIEs' Assets at Fair Value			FG VIEs' Liabilities with Recourse, at Fair Value	FG VIEs' Liabilities without Recourse, at Fair Value
	(in millions)
Fair value at December 31, 2009	$—	$203.9		$0.2	$—		$(1,542.1)	$—	$—
Adoption of new accounting standard	—	—		—	1,925.3		—	(2,110.9)	(226.0)

Fair value at January 1, 2010	—	203.9		0.2	1,925.3		(1,542.1)	(2,110.9)	(226.0)
Total pretax realized and unrealized gains/(losses) recorded in(1):
Net income (loss)	5.6 (2)	(15.2	)(2)	—	(14.9	)(3)	352.3 (6)	12.3 (3)	(7.5	)(3)
Other comprehensive income (loss)	(59.6)	9.1		(0.2)	—		—	—	—
Purchases, issuances, sales, settlements, net	93.1	13.7		2.6	(114.5)		(85.1)	120.8	48.6
Consolidations, Deconsolidations, net	—	—		—	48.8		—	(71.5)	—
Transfers in and/or out of Level 3(7)	63.8	18.8		—	—		—	—	—

Fair value at June 30, 2010	$102.9	$230.3		$2.6	$1,844.7		$(1,274.9)	$(2,049.3)	$(184.9)

Change in unrealized gains/(losses) related to financial instruments held at June 30, 2010	$(59.6)	$9.1		$—	$96.5		$294.6	$(185.8)	$1.9

(1)
Realized and unrealized gains (losses) from changes in values of Level 3 financial instruments represent gains (losses) from changes in values of those financial instruments only for the periods in which the instruments were classified as Level 3.

(2)
Included in net realized investment gains (losses) and net investment income.

(3)
Included in net change in fair value of FG VIEs.

(4)
Recorded in other income.

(5)
Represents net position of credit derivatives. The consolidated balance sheet presents gross assets and liabilities based on net counterparty exposure.

(6)
Reported in net change in fair value of credit derivatives.

(7)
After analyzing prices provided by a third party pricing service, the Company determined it was necessary to reduce the pricing on one security based on the Company's own cash flow analysis which was deemed a level 3.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

5. Fair Value Measurement (Continued)

        The carrying amount and estimated fair value of financial instruments are presented in the following table:

Fair Value of Financial Instruments

	As of June 30, 2011		As of December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Assets:
Fixed maturity securities	$9,864.2	$9,864.2	$9,415.3	$9,415.3
Short-term investments	1,070.4	1,070.4	1,031.6	1,031.6
Other invested assets	252.8	263.6	259.8	269.7
Credit derivative assets	603.9	603.9	592.9	592.9
FG VIE's assets, at fair value	3,492.2	3,492.2	3,657.5	3,657.5
Other assets	49.3	49.3	44.4	44.4
Liabilities:
Financial guaranty insurance contracts(1)	4,843.4	4,027.0	4,766.3	5,595.8
Long-term debt(2)	1,046.4	1,163.9	1,052.9	1,074.5
Credit derivative liabilities	2,788.2	2,788.2	2,465.5	2,465.5
FG VIEs' liabilities with recourse, at fair value	2,755.1	2,755.1	2,927.0	2,927.0
FG VIEs' liabilities without recourse, at fair value	1,282.5	1,282.5	1,337.2	1,337.2

(1)
Carrying amount includes the balance sheet amounts related to financial guaranty insurance contract premiums and losses, net of reinsurance. Fair value measurement is Level 3 in the fair value hierarchy

(2)
Carrying amount represented principal less accumulated discount or plus accumulated premium. Fair value measurement is Level 2 and Level 3 in the fair value hierarchy.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

6. Financial Guaranty Contracts Accounted for as Credit Derivatives

        The Company has a portfolio of financial guaranty contracts accounted for as derivatives (primarily CDS) that meet the definition of a derivative in accordance with GAAP. Until the Company ceased selling credit protection through credit derivative contracts in the beginning of 2009, following the issuance of regulatory guidelines that limited the terms under which the credit protection could be sold, management considered these agreements to be a normal part of its financial guaranty business. The potential capital or margin requirements that may apply under the Dodd-Frank Wall Street Reform and Consumer Protection Act contributed to the decision of the Company not to sell new credit protection through CDS in the foreseeable future.

        Credit derivative transactions are governed by ISDA documentation and operate differently from financial guaranty insurance contracts. For example, the Company's control rights with respect to a reference obligation under a credit derivative may be more limited than when the Company issues a financial guaranty insurance contract. In addition, while the Company's exposure under credit derivatives, like the Company's exposure under financial guaranty insurance contracts, has been generally for as long as the reference obligation remains outstanding, unlike financial guaranty contracts, a credit derivative may be terminated for a breach of the ISDA documentation or other specific events. A loss payment is made only upon the occurrence of one or more defined credit events with respect to the referenced securities or loans. A credit event may be a non-payment event such as a failure to pay, bankruptcy or restructuring, as negotiated by the parties to the credit derivative transactions. If events of default or termination events specified in the credit derivative documentation were to occur, the non-defaulting or the non-affected party, which may be either the Company or the counterparty, depending upon the circumstances, may decide to terminate a credit derivative prior to maturity. The Company may be required to make a termination payment to its swap counterparty upon such termination. The Company may not unilaterally terminate a CDS contract; however, the Company has mutually agreed with various counterparties to terminate certain CDS transactions. See "Net Change in Fair Value of Credit Derivatives."

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

6. Financial Guaranty Contracts Accounted for as Credit Derivatives (Continued)

Credit Derivative Net Par Outstanding by Sector

        The estimated remaining weighted average life of credit derivatives was 4.6 years at June 30, 2011 and 4.9 years at December 31, 2010. The components of the Company's credit derivative net par outstanding are presented below.

Credit Derivatives Net Par Outstanding

	As of June 30, 2011				As of December 31, 2010
Asset Type	Net Par Outstanding	Original Subordination(1)	Current Subordination(1)	Weighted Average Credit Rating	Net Par Outstanding	Original Subordination(1)	Current Subordination(1)	Weighted Average Credit Rating
	(dollars in millions)
Pooled corporate obligations:
Collateralized loan obligations/Collateralized bond obligations	$41,006	32.5%	31.7%	AAA	$45,953	32.2%	30.4%	AAA
Synthetic investment grade pooled corporate	14,496	19.4	17.8	AAA	14,905	19.2	17.6	AAA
Synthetic high-yield pooled corporate	7,534	34.7	30.3	AA-	8,249	39.4	34.6	AA+
Trust preferred securities collateralized debt obligations	4,784	46.6	31.6	BB+	5,757	46.8	32.0	BB+
Market value collateralized debt obligations of corporate obligations	4,659	33.8	40.8	AAA	5,069	36.0	42.9	AAA

Total pooled corporate obligations	72,479	31.1	29.3	AAA	79,933	31.7	29.3	AAA
U.S. RMBS:
Option ARM and Alt-A first lien	4,419	19.6	15.1	B+	4,767	19.7	17.0	B+
Subprime first lien (including net interest margin)	4,230	30.0	53.9	A+	4,460	27.9	50.4	A+
Prime first lien	429	10.9	9.5	B	468	10.9	10.3	B
Closed-end second lien and HELOCs(2)	69	—	—	B	81	—	—	B

Total U.S. RMBS	9,147	23.9	32.6	BBB-	9,776	23.1	32.4	BBB-
CMBS	4,517	33.8	39.4	AAA	6,751	29.8	31.3	AAA
Other	11,862	—	—	A	13,311	—	—	A+

Total	$98,005			AA+	$109,771			AA+

(1)
Represents the sum of subordinate tranches and overcollateralization and does not include any benefit from excess interest collections that may be used to absorb losses.

(2)
Many of the closed-end second lien transactions insured by the Company have unique structures whereby the collateral may be written down for losses without a corresponding write-down of the obligations insured by the Company. Many of these transactions are currently undercollateralized, with the principal amount of collateral being less than the principal amount of the obligation insured by the Company. The Company is not required to pay principal shortfalls until legal maturity (rather than making timely principal payments), and takes the undercollateralization into account when estimating expected losses for these transactions.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

6. Financial Guaranty Contracts Accounted for as Credit Derivatives (Continued)

        The Company's exposure to pooled corporate obligations is highly diversified in terms of obligors and, except in the case of collateralized debt obligations backed by trust preferred securities ("TruPS CDOs"), industries. Most pooled corporate transactions are structured to limit exposure to any given obligor and industry. The majority of the Company's pooled corporate exposure consists of collateralized loan obligations ("CLOs") or synthetic pooled corporate obligations. Most of these CLOs have an average obligor size of less than 1% of the total transaction and typically restrict the maximum exposure to any one industry to approximately 10%. The Company's exposure also benefits from embedded credit enhancement in the transactions, which allows a transaction to sustain a certain level of losses in the underlying collateral, further insulating the Company from industry-specific concentrations of credit risk on these deals.

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

        The Company's exposure to "Other" CDS contracts is also highly diversified. It includes $3.6 billion of exposure to three pooled infrastructure transactions comprising diversified pools of international infrastructure project transactions and loans to regulated utilities. These pools were all structured with underlying credit enhancement sufficient for the Company to attach at super senior AAA levels. The remaining $8.3 billion of exposure in "Other" CDS contracts comprises numerous deals typically structured with significant underlying credit enhancement and spread across various asset classes, such as commercial receivables, international RMBS securities, infrastructure, regulated utilities and consumer receivables.

        The following table summarizes net par outstanding by rating of the credit derivatives portfolio.

Distribution of Credit Derivative Net Par Outstanding by Internal Rating

	June 30, 2011		December 31, 2010
Ratings	Net Par Outstanding	% of Total	Net Par Outstanding	% of Total
	(dollars in millions)
Super Senior	$27,321	27.9%	$29,344	26.7%
AAA	44,074	45.0	50,214	45.7
AA	6,392	6.5	8,138	7.4
A	6,506	6.6	7,405	6.7
BBB	5,276	5.4	6,312	5.8
BIG	8,436	8.6	8,358	7.7

Total credit derivative net par outstanding	$98,005	100.0%	$109,771	100.0%

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

6. Financial Guaranty Contracts Accounted for as Credit Derivatives (Continued)

        The following tables present details about the Company's U.S. RMBS CDS by vintage.

U.S. Residential Mortgage-Backed Securities

	June 30, 2011
					Net Change in Unrealized Gain (Loss)
				Weighted Average Credit Internal Rating
Vintage	Net Par Outstanding (in millions)	Original Subordination(1)	Current Subordination(1)		Second Quarter 2011	Six Months 2011
					(in millions)
2004 and Prior	$155	6.2%	19.3%	A-	$0.3	$(3.0)
2005	2,709	30.3	64.0	AA	1.9	(17.2)
2006	1,693	29.1	35.4	BBB+	(60.3)	(101.0)
2007	4,590	18.6	12.7	B	12.4	(214.8)

Total	$9,147	23.9%	32.6%	BBB-	$(45.7)	$(336.0)

(1)
Represents the sum of subordinate tranches and overcollateralization and does not include any benefit from excess interest collections that may be used to absorb losses.

        The following table presents additional details about the Company's CMBS transactions by vintage:

Commercial Mortgage-Backed Securities

	June 30, 2011
					Net Change in Unrealized Gain (Loss)
				Weighted Average Credit Internal Rating
Vintage	Net Par Outstanding (in millions)	Original Subordination(1)	Current Subordination(1)		Second Quarter 2011	Six Months 2011
					(in millions)
2004 and Prior	$241	29.6%	56.8%	AAA	$(0.1)	$(0.2)
2005	677	17.8	26.4	AAA	—	—
2006	2,184	33.5	38.7	AAA	10.3	10.9
2007	1,415	42.6	43.6	AAA	(0.4)	(0.2)

Total	$4,517	33.8%	39.4%	AAA	$9.8	$10.5

(1)
Represents the sum of subordinate tranches and overcollateralization and does not include any benefit from excess interest collections that may be used to absorb losses.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

6. Financial Guaranty Contracts Accounted for as Credit Derivatives (Continued)

Net Change in Fair Value of Credit Derivatives

        The following table disaggregates the components of net change in fair value of credit derivatives.

Net Change in Fair Value of Credit Derivatives Gain (Loss)

	Second Quarter		Six Months
	2011	2010	2011	2010
	(in millions)
Net credit derivative premiums received and receivable	$47.6	$50.7	$107.2	$104.4
Net ceding commissions (paid and payable) received and receivable	0.8	1.1	2.2	2.1

Realized gains on credit derivatives	48.4	51.8	109.4	106.5
Termination losses	(22.5)	—	(22.5)	—
Net credit derivative losses (paid and payable) recovered and recoverable	(36.7)	(13.4)	(62.3)	(41.4)

Total realized gains and other settlements on credit derivatives	(10.8)	38.4	24.6	65.1
Net unrealized gains (losses) on credit derivatives	(48.6)	35.1	(319.7)	287.2

Net change in fair value of credit derivatives	$(59.4)	$73.5	$(295.1)	$352.3

        In Second Quarter 2011 and Six Months 2011, CDS contracts totaling $5.2 billion and $7.7 billion, respectively, in net par were terminated. The Company received $6.1 million and $21.6 million in Second Quarter 2011 and Six Months 2011, respectively, which represent the acceleration of future premium revenues for the terminated CDS and are included in the table above in the "net credit derivative premiums received and receivable" line item. In addition, the Company paid $22.5 million to terminate several CMBS CDS transactions which carried high rating agency capital charges. Changes in the fair value of credit derivatives occur primarily because of changes in interest rates, credit spreads, credit ratings of the referenced entities, realized gains and other settlements, and the issuing company's own credit rating, credit spreads and other market factors. Except for estimated credit impairments (i.e., net expected payments), the unrealized gains and losses on credit derivatives is expected to reduce to zero as the exposure approaches its maturity date. During Second Quarter 2011 and 2010, the Company made $30.2 million and $13.0 million in claim payments on credit derivatives, respectively. During Six Months 2011 and 2010, the Company made $43.2 million and $41.0 million in claim payments on credit derivatives, respectively. With considerable volatility continuing in the market, unrealized gains (losses) on credit derivatives may fluctuate significantly in future periods.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

6. Financial Guaranty Contracts Accounted for as Credit Derivatives (Continued)

Net Unrealized Gains (Losses) on Credit Derivatives
By Sector

	Second Quarter		Six Months
Asset Type	2011	2010	2011	2010
	(in millions)
Pooled corporate obligations:
CLOs/Collateralized bond obligations	$(3.6)	$1.8	$(1.6)	$3.3
Synthetic investment grade pooled corporate	(0.8)	3.6	9.7	(4.0)
Synthetic high-yield pooled corporate	3.5	(5.9)	0.7	14.5
TruPS CDOs	(15.5)	35.5	(36.3)	65.2
Market value CDOs of corporate obligations	(5.2)	(0.1)	(5.3)	0.3

Total pooled corporate obligations	(21.6)	34.9	(32.8)	79.3
U.S. RMBS:
Option ARM and Alt-A first lien	33.5	9.6	(233.6)	160.5
Subprime first lien (including net interest margin)	(67.2)	0.3	(91.3)	0.9
Prime first lien	(12.8)	5.2	(12.2)	19.4
Closed-end second lien and HELOCs	0.8	(14.3)	1.1	(5.9)

Total U.S. RMBS	(45.7)	0.8	(336.0)	174.9
CMBS	9.8	0.3	10.5	9.8
Other(1)	8.9	(0.9)	38.6	23.2

Total	$(48.6)	$35.1	$(319.7)	$287.2

(1)
"Other" includes all other U.S. and international asset classes, such as commercial receivables, international infrastructure, international RMBS securities and pooled infrastructure securities.

Components of Credit Derivative Assets (Liabilities)

	As of June 30, 2011	As of December 31, 2010
	(in millions)
Credit derivative assets	$603.9	$592.9
Credit derivative liabilities	(2,788.2)	(2,465.5)

Net fair value of credit derivatives	$(2,184.3)	$(1,872.6)

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

6. Financial Guaranty Contracts Accounted for as Credit Derivatives (Continued)

Net Fair Value and Expected Losses of Credit Derivatives by Sector
As of June 30, 2011

Asset Type	Credit Derivative Asset (Liability), net	Present Value of Expected Claim (Payments) Recoveries(2)
	(in millions)
Pooled corporate obligations:
CLOs/ Collateralized bond obligations	$(12.0)	$—
Synthetic investment grade pooled corporate	(29.8)	—
Synthetic high-yield pooled corporate	(14.3)	(5.5)
TruPS CDOs	(62.1)	(56.7)
Market value CDOs of corporate obligations	(1.9)	—

Total pooled corporate obligations	(120.1)	(62.2)
U.S. RMBS:
Option ARM and Alt-A first lien	(1,158.8)	(263.5)
Subprime first lien (including net interest margin)	(111.6)	(124.5)
Prime first lien	(103.4)	—
Closed-end second lien and HELOCs	(24.3)	4.6

Total U.S. RMBS	(1,398.1)	(383.4)
CMBS	(4.5)	—
Other(1)	(661.6)	(91.6)

Total	$(2,184.3)	$(537.2)

(1)
"Other" includes all other U.S. and international asset classes, such as commercial receivables, international infrastructure, international RMBS securities and pooled infrastructure securities.

(2)
Represents amount in excess of the present value of future installment fees to be received of $63.8 million.

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

June 30, 2011

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

        In Second Quarter 2011, U.S. RMBS unrealized fair value losses were generated primarily in the prime first lien and subprime RMBS sectors due to wider implied net spreads. The wider implied net spreads were a result of price deterioration as well as the decreased cost to buy protection in AGC's name as the market cost of AGC's credit protection declined. These transactions were pricing above their floor levels (or the minimum rate at which the Company would consider assuming these risks based on historical experience); therefore when the cost of purchasing CDS protection on AGC, which management refers to as the CDS spread on AGC, declined the implied spreads that the Company would expect to receive on these transactions increased. The unrealized fair value gains in the Option ARM and Alt-A first lien sectors, were a result of an increase in fair value attributable to R&W benefits on several Alt-A first lien and Option ARM credit derivative transactions, as a result of a recent settlement with a CDS counterparty. The unrealized fair value gains in the Alt-A first lien and Option ARM sectors were partially offset by wider implied net spreads on these transactions, which

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

6. Financial Guaranty Contracts Accounted for as Credit Derivatives (Continued)

resulted from the decreased cost to buy protection in AGC's name. The cost of AGM's credit protection also declined during the quarter, but did not lead to significant fair value losses, as the majority of AGM policies continue to price at floor levels.

        The impact of changes in credit spreads will vary based upon the volume, tenor, interest rates and other market conditions at the time these fair values are determined. In addition, since each transaction has unique collateral and structural terms, the underlying change in fair value of each transaction may vary considerably. The fair value of credit derivative contracts also reflects the change in the Company's own credit cost based on the price to purchase credit protection on AGC and AGM. The Company determines its own credit risk based on quoted CDS prices traded on the Company at each balance sheet date. Generally, a widening of the CDS prices traded on AGC and AGM has an effect of offsetting unrealized losses that result from widening general market credit spreads, while a narrowing of the CDS prices traded on AGC and AGM has an effect of offsetting unrealized gains that result from narrowing general market credit spreads. An overall narrowing of spreads generally results in an unrealized gain on credit derivatives for the Company and an overall widening of spreads generally results in an unrealized loss for the Company.

Effect of the Company's Credit Spread on Credit Derivatives Fair Value

	As of June 30, 2011	As of March 31, 2011	As of December 31, 2010	As of June 30, 2010	As of March 31, 2010	As of December 31, 2009
	(dollars in millions)
Quoted price of CDS contract (in basis points):
AGC	634	724	804	1,010	734	634
AGM	472	660	650	802	468	541
Fair value of asset/ (liability) of credit derivatives:
Before considering implication of the Company's credit spreads	$(5,425.1)	$(5,581.4)	$(5,543.9)	$(5,636.3)	$(5,253.5)	$(5,830.8)
After considering implication of the Company's credit spreads	$(2,184.3)	$(2,142.2)	$(1,872.6)	$(1,274.9)	$(1,284.9)	$(1,542.1)

        The fair value of CDS contracts at June 30, 2011, before considering the implications of AGC's and AGM's credit spreads, is a direct result of continued wide credit spreads in the fixed income security markets, and ratings downgrades. The asset classes that remain most affected are recent vintages of subprime RMBS and Alt-A first lien deals, as well as trust-preferred securities. When looking at June 30, 2011 compared with December 31, 2010, there was widening of spreads relating to the Company's Alt-A first lien and subprime RMBS transactions, which was substantially offset by a narrowing of spreads in the Company's pooled corporate obligation asset classes as well as for policies guaranteeing XXX life securitization transactions included in the Company's Other asset class. The gain of approximately $110.8 million, before taking into account AGC's or AGM's credit spreads, was primarily a result of the Company factoring in the fair value of R&W benefits, as they relate to the Company's CDS contracts. The fair value of these benefits increased significantly over the period as a result of the Company's recent agreement with a CDS counterparty.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

6. Financial Guaranty Contracts Accounted for as Credit Derivatives (Continued)

        Management believes that the trading level of AGC's and AGM's credit spreads are due to the correlation between AGC's and AGM's risk profile and the current risk profile of the broader financial markets and to increased demand for credit protection against AGC and AGM as the result of its financial guaranty volume, as well as the overall lack of liquidity in the CDS market. Offsetting the benefit attributable to AGC's and AGM's credit spread were declines in fixed income security market prices primarily attributable to widening spreads in certain markets as a result of the continued deterioration in credit markets and some credit rating downgrades. The higher credit spreads in the fixed income security market are due to the lack of liquidity in the high-yield CDO and CLO markets as well as continuing market concerns over the most recent vintages of subprime RMBS.

Ratings Sensitivities of Credit Derivative Contracts

        AGC has $2.7 billion in CDS par insured that have rating triggers that allow the CDS counterparty to terminate in the case of a rating downgrade of AGC. If the ratings of AGC were reduced below certain levels and the Company's counterparty elected to terminate the CDS, the Company could be required to make a termination payment on certain of its credit derivative contracts, as determined under the relevant documentation. Under certain documents, the Company may have the right to cure the termination event by posting collateral, assigning its rights and obligations in respect of the transactions to a third party or seeking a third party guaranty of the obligations of the Company. The Company currently has three ISDA master agreements under which the applicable counterparty could elect to terminate transactions upon a rating downgrade of AGC. If AGC's ratings were downgraded to BBB- or Baa3, $89 million in par insured could be terminated by one counterparty; and if AGC's ratings were downgraded to BB+ or Ba1, approximately $2.6 billion in par insured could be terminated by the other two counterparties. The Company does not believe that it can accurately estimate the termination payments it could be required to make if, as a result of any such downgrade, a CDS counterparty terminated its CDS contracts with the Company. These payments could have a material adverse effect on the Company's liquidity and financial condition.

        Under a limited number of other CDS contracts, the Company may be required to post eligible securities as collateral—generally cash or U.S. government or agency securities. For certain of such contracts, this requirement is based on a mark-to-market valuation, as determined under the relevant documentation, in excess of contractual thresholds that decline or are eliminated if the ratings of certain of the Company's insurance subsidiaries decline. Under other contracts, the Company has negotiated caps such that the posting requirement cannot exceed a certain amount. As of June 30, 2011, and without giving effect to thresholds that apply at current ratings, the amount of par that is subject to collateral posting is approximately $15.8 billion, for which the Company has agreed to post approximately $768.6 million of collateral. The Company may be required to post additional collateral from time to time, depending on its ratings and on the market values of the transactions subject to the collateral posting. Counterparties have agreed that for approximately $15.2 billion of that $15.8 billion, the maximum amount that the Company could be required to post is capped at $635 million at current rating levels (which amount is included in the $768.6 million that the Company has agreed to post). Such cap increases by $50 million to $685 million in the event AGC's ratings are downgraded to A+ or A3.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

7. Consolidation of Variable Interest Entities

        The Company provides financial guaranties with respect to debt obligations of special purpose entities, including VIEs. The Company has not originated any VIEs nor acted as the servicer or collateral manager for any VIE deals that it insures. The transaction structure generally provides certain financial protections to the Company. This financial protection can take several forms, the most common of which are overcollateralization, first-loss protection (or subordination) and excess spread. In the case of overcollateralization (i.e., the principal amount of the securitized assets exceeds the principal amount of the structured finance obligations guaranteed by the Company), the structure allows defaults of the securitized assets before a default is experienced on the structured finance obligation guaranteed by the Company. In the case of first loss, the financial guaranty insurance policy only covers a senior layer of losses experienced by multiple obligations issued by special purpose entities, including VIEs. The first-loss exposure with respect to the assets is either retained by the seller or sold off in the form of equity or mezzanine debt to other investors. In the case of excess spread, the financial assets contributed to special purpose entities, including VIEs, generate cash flows that are in excess of the interest payments on the debt issued by the special purpose entity. Such excess spread is typically distributed through the transaction's cash flow waterfall and may be used to create additional credit enhancement, applied to redeem debt issued by the special purpose entities, including VIEs (thereby, creating additional overcollateralization), or distributed to equity or other investors in the transaction.

        AGM and AGC are not primarily liable for the debt obligations issued by the FG VIEs it insures and would only be required to make payments on these debt obligations that it has insured in the event that the issuer of such debt obligations defaults on any principal or interest due. AGL's and its Subsidiaries' creditors do not have any rights with regard to the assets of the VIEs. Fair value gains and losses on FG VIEs are expected to reverse to zero at maturity of the VIE debt, except for claim payments paid by AGC or AGM under the financial guaranty insurance contract. The Company's estimate of expected loss to be paid for FG VIEs is included in Note 4.

        During Second Quarter 2011, the Company determined that, based on the assessment of its control rights over servicer or collateral manager replacement, given that servicing/managing collateral were deemed to be the FG VIEs' most significant activities, eight additional VIEs required consolidation, bringing the total consolidated VIEs to 35 at June 30, 2011. This resulted in an increase in FG VIEs' assets of $254.8 million, an increase in FG VIEs' liabilities of $305.2 million and a net loss on consolidation of $95.3 million, which was included in "net change in fair value of FG VIEs" in the consolidated statement of operations. In addition, debt on two FG VIEs was fully paid off during Second Quarter 2011.

        The total unpaid principal balance for the FG VIEs' assets that were 90 days or more past due was approximately $1,245.4 million and $1,199.1 million as of June 30, 2011 and December 31, 2010, respectively. The change in the instrument-specific credit risk of the FG VIEs' assets for the Second Quarter 2011 and 2010 and Six Months 2011 and 2010 were losses of $861.9 million, $44.1 million, $478.7 million and $95.4 million, respectively. The difference between the aggregate unpaid principal and aggregate fair value of the FG VIEs' liabilities was approximately $2,663.8 million and $2,053.0 million at June 30, 2011 and December 31, 2010, respectively.

        The financial reports of the consolidated FG VIEs are prepared by outside parties and are not available within the time constraints that the Company requires to ensure the financial accuracy of the

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

7. Consolidation of Variable Interest Entities (Continued)

operating results. As such, the financial results of the FG VIEs are consolidated on a one-quarter lag. The Company has elected the fair value option for assets and liabilities classified as FG VIEs' assets and liabilities. Upon consolidation of FG VIEs, the Company elected the fair value option because the carrying amount transition method was not practical.

        The table below shows the carrying value of the consolidated FG VIEs' assets and liabilities in the consolidated financial statements, segregated by the types of assets held by VIEs that collateralize their respective debt obligations. As disclosed in the table below, the consolidated December 31, 2010 FG VIE assets and non-recourse liabilities reflect the correction of a misclassification of $676.9 million. There was no effect on shareholders' equity or net income from the correction of this misclassification.

Consolidated FG VIEs
By Type of Collateral

	As of June 30, 2011		As of December 31, 2010
	Assets	Liabilities	Assets	Liabilities
	(in millions)
HELOCs	$780.4	$990.1	$857.1	$1,021.2
First liens:
Alt-A	173.6	165.4	—	—
Subprime	466.2	551.8	528.7	612.7
Option ARM	651.1	876.6	626.6	910.6
Alt-A second liens	760.6	793.4	747.4	822.0
Automobile loans	333.3	333.3	486.8	486.8
Life insurance	327.0	327.0	304.8	304.8
Credit card loans	—	—	106.1	106.1

Total	$3,492.2	$4,037.6	$3,657.5	$4,264.2

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

7. Consolidation of Variable Interest Entities (Continued)

        The table below shows the income statement impact of the consolidated FG VIEs:

Effect of Consolidating FG VIEs on Net Income
and Shareholders' Equity

	Second Quarter		Six Months
	2011	2010	2011	2010
	(in millions)
Net earned premiums	$(18.3)	$(15.6)	$(37.4)	$(21.6)
Net investment income	(0.7)	—	(0.7)	—
Net realized investment gains (losses)	0.2	—	0.5	—
Net change in fair value of financial guaranty variable interest entities:
Interest income	80.7	54.4	163.4	115.3
Interest expense	(36.9)	(20.6)	(76.5)	(44.7)
Net realized and unrealized gains (losses) on assets(1)	(306.8)	(73.5)	(72.4)	(130.2)
Net realized and unrealized gains (losses) on liabilities with recourse	(5.4)	50.2	(41.3)	75.9
Net realized and unrealized gains (losses) on liabilities without recourse	86.5	8.6	(49.0)	14.4
Other income	6.9	—	20.9	—
Other expenses	(18.7)	(18.6)	(44.9)	(40.8)

Net change in fair value of financial guaranty variable interest entities	(193.7)	0.5	(99.8)	(10.1)
Loss and loss adjustment expenses	19.6	24.3	71.5	34.3

Total pretax effect on net income	(192.9)	9.2	(65.9)	2.6
Less: tax provision (benefit)	(67.5)	3.2	(23.0)	0.9

Total effect on net income	(125.4)	$6.0	(42.9)	$1.7

	As of June 30, 2011	As of December 31, 2010
Total effect on shareholders' equity	$(308.6)	$(311.8)

(1)
Includes the effect of initially consolidating and/or deconsolidating VIEs based on changes in AGM's and AGC's assessment of its control rights over servicer or collateral manager replacement during the period.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

7. Consolidation of Variable Interest Entities (Continued)

        The table below summarizes the contractual obligations, of the consolidated FG VIEs' liabilities with recourse.

Contractual Maturity Schedule of FG VIE Liabilities with Recourse
Gross Par Outstanding

Contractual Maturity	As of June 30, 2011
(in millions)
2011	$—
2012	8.0
2013	20.1
2014	166.4
2015	—
Thereafter	3,772.0

Total	$3,966.5

Non-Consolidated VIEs

        To date, the Company's analyses have indicated that it does not have a controlling financial interest in any other VIEs and, as a result, they are not consolidated in the consolidated financial statements. The Company's exposure provided through its financial guaranties with respect to debt obligations of special purpose entities is included within net par outstanding in Note 3.

8. Investments

Fixed Maturity Securities and Short-Term Investments

Net Investment Income

	Second Quarter		Six Months
	2011	2010	2011	2010
	(in millions)
Income from fixed maturity securities	$102.8	$92.6	$201.6	$179.8
Income from short-term investments	0.3	—	0.6	(0.4)

Gross investment income	103.1	92.6	202.2	179.4
Investment expenses	(2.3)	(1.7)	(5.0)	(4.2)

Net investment income	$100.8	$90.9	$197.2	$175.2

        Net investment income increased due to a shift to longer duration assets, higher income on loss mitigation bonds, and additional earnings on cash received under Bank of America Agreement. Accrued investment income was $103.8 million and $97.9 million as of June 30, 2011 and December 31, 2010, respectively.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

8. Investments (Continued)

Net Realized Investment Gains (Losses)

	Second Quarter		Six Months
	2011	2010	2011	2010
	(in millions)
Realized gains on investment portfolio	$10.8	$12.1	$20.8	$25.3
Realized losses on investment portfolio	(4.3)	(3.2)	(6.9)	(6.5)
Other-than-temporary impairment ("OTTI"):
Intent to sell	(0.8)	(1.3)	(3.5)	(1.7)
Credit component of OTTI securities	(10.8)	(16.0)	(12.7)	(16.1)

OTTI(1)	(11.6)	(17.3)	(16.2)	(17.8)

Net realized investment gains (losses)	$(5.1)	$(8.4)	$(2.3)	$1.0

(1)
OTTI recorded in the consolidated statement of operations includes only the credit component of unrealized fair value adjustments of impaired securities. The full unrealized loss was $26.8 million in Second Quarter 2011, $17.4 million in Second Quarter 2010, $33.8 million in Six Months 2011 and $18.5 million in 2010 prior to impairment, as shown on the consolidated statement of operations.

        The following table presents the roll forward of the credit losses of fixed maturity securities for which the Company has recognized OTTI and where the portion of the fair value adjustment related to other factors was recognized in other comprehensive income ("OCI").

Roll Forward of Credit Losses in the Investment Portfolio

	Second Quarter		Six Months
	2011	2010	2011	2010
	(in millions)
Balance, beginning of period	$29.2	$20.0	$27.3	$19.9
Additions for credit losses on securities for which an OTTI was not previously recognized	9.1	—	10.5	—
Eliminations of securities issued by FG VIEs	(13.5)	—	(13.5)	—
Reductions for securities sold during the period	(5.0)	—	(5.0)	—
Additions for credit losses on securities for which an OTTI was previously recognized	1.8	—	2.3	0.1

Balance, end of period	$21.6	$20.0	$21.6	$20.0

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

8. Investments (Continued)

Fixed Maturity Securities and Short-Term Investments
by Security Type

	As of June 30, 2011
Investments Category	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI Gain (Loss) on Securities with OTTI(2)	Weighted Average Credit Quality(3)
	(dollars in millions)
Fixed maturity securities:
U.S. government and agencies	9%	$926.1	$49.4	$(0.2)	$975.3	$—	AAA
Obligations of state and political subdivisions	47	5,038.7	162.3	(16.8)	5,184.2	1.8	AA
Corporate securities	10	1,045.7	28.7	(8.9)	1,065.5	(0.2)	AA-
Mortgage-backed securities(4):
RMBS	11	1,208.8	59.9	(51.2)	1,217.5	(23.0)	AA+
CMBS	5	498.8	17.7	(0.4)	516.1	2.7	AAA
Asset-backed securities	5	540.4	26.0	(5.5)	560.9	19.6	BBB
Foreign government securities	3	337.6	8.1	(1.0)	344.7	—	AAA

Total fixed maturity securities	90	9,596.1	352.1	(84.0)	9,864.2	0.9	AA
Short-term investments	10	1,070.4	—	—	1,070.4	—	AAA

Total investment portfolio	100%	$10,666.5	$352.1	$(84.0)	$10,934.6	$0.9	AA

	As of December 31, 2010
Investments Category	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI Gain (Loss) on Securities with OTTI(2)	Weighted Average Credit Quality(3)
	(dollars in millions)
Fixed maturity securities:
U.S. government and agencies	10%	$1,000.3	$48.3	$(0.4)	$1,048.2	$—	AAA
Obligations of state and political subdivisions	48	4,922.0	99.9	(62.0)	4,959.9	(1.4)	AA
Corporate securities	9	980.1	25.2	(12.8)	992.5	0.2	AA-
Mortgage-backed securities(4):
RMBS	11	1,173.6	56.4	(45.9)	1,184.1	(8.6)	AA
CMBS	4	365.7	14.8	(1.4)	379.1	2.5	AAA
Asset-backed securities	5	498.2	9.9	(5.2)	502.9	(4.1)	BBB+
Foreign government securities	3	349.5	5.3	(6.2)	348.6	—	AA+

Total fixed maturity securities	90	9,289.4	259.8	(133.9)	9,415.3	(11.4)	AA
Short-term investments	10	1,031.3	0.3	—	1,031.6	—	AAA

Total investment portfolio	100%	$10,320.7	$260.1	$(133.9)	$10,446.9	$(11.4)	AA

(1)
Based on amortized cost.

(2)
Accumulated OCI ("AOCI").

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

8. Investments (Continued)

(3)
Ratings in the tables above represent the lower of the Moody's and S&P classifications except for bonds purchased for loss mitigation or risk management strategies, which use internal ratings classifications. The Company's portfolio consists primarily of high-quality, liquid instruments.

(4)
As of June 30, 2011 and December 31, 2010, respectively, approximately 63% and 64% of the Company's total mortgage-backed securities were government-agency obligations.

        The Company continues to receive sufficient information to value its investments and has not had to modify its valuation approach due to the current market conditions. As of June 30, 2011, amounts, net of tax, in AOCI included a net unrealized gain of $2.9 million for securities for which the Company had recognized OTTI and a net unrealized gain of $199.3 million for securities for which the Company had not recognized OTTI. As of December 31, 2010, amounts, net of tax, in AOCI included a net unrealized loss of $5.6 million for securities for which the Company had recognized OTTI and a net unrealized gain of $114.6 million for securities for which the Company had not recognized OTTI.

        The Company's investment portfolio in tax-exempt and taxable municipal securities includes issuances by a wide number of municipal authorities across the U.S. and its territories. This is a high quality portfolio of municipal securities with an average rating of AA as of June 30, 2011 and December 31, 2010. Securities rated lower than A-/A3 by S&P or Moody's are not eligible to be purchased for the Company's portfolio. The Company reports the lowest of the rating agency ratings in its disclosures.

        The following tables present the fair value of the Company's available-for-sale municipal bond portfolio as of June 30, 2011 and December 31, 2010 by state, excluding $369.8 million and $478.3 million of pre-refunded bonds, respectively. The credit ratings are based on the underlying ratings and do not include any benefit from bond insurance.

Fair Value of Available-for-Sale Municipal Bond Portfolio by State

	As of June 30, 2011
State	State General Obligation	Local General Obligation	Revenue	Fair Value	Amortized Cost	Average Credit Rating
	(in millions)
Texas	$73.0	$331.6	$284.1	$688.7	$670.1	AA
New York	11.7	54.5	565.6	631.8	616.0	AA
California	17.8	61.6	285.2	364.6	352.9	AA
Florida	44.5	53.6	235.8	333.9	323.8	AA
Illinois	15.6	90.8	200.3	306.7	300.9	AA
Washington	63.0	37.8	105.4	206.2	201.1	AA
Massachusetts	39.8	8.9	154.3	203.0	198.5	AA
Arizona	—	7.2	154.7	161.9	158.8	AA
Michigan	—	39.7	81.4	121.1	117.6	AA
Georgia	19.5	38.7	61.6	119.8	119.5	AA
All others	320.9	263.2	1,092.6	1,676.7	1,631.7	AA

Total	$605.8	$987.6	$3,221.0	$4,814.4	$4,690.9	AA

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

8. Investments (Continued)

	As of December 31, 2010
State	State General Obligation	Local General Obligation	Revenue	Fair Value	Amortized Cost	Average Credit Rating
	(in millions)
Texas	$76.8	$294.4	$251.9	$623.1	$620.7	AA
New York	11.4	40.0	496.2	547.6	545.1	AA
California	17.2	56.0	330.2	403.4	401.0	AA
Florida	45.2	45.1	213.6	303.9	300.5	AA
Illinois	10.5	91.0	195.6	297.1	300.9	AA
Washington	80.0	37.2	89.2	206.4	204.6	AA
Massachusetts	38.0	8.6	137.3	183.9	185.8	AA
Arizona	—	0.6	144.5	145.1	145.5	AA
Michigan	—	39.5	93.1	132.6	131.4	A
Georgia	19.3	38.4	67.1	124.8	125.4	AA
All others	220.8	220.8	1,072.1	1,513.7	1,504.4	AA

Total	$519.2	$871.6	$3,090.8	$4,481.6	$4,465.3	AA

        The revenue bond portfolio is comprised primarily of essential service revenue bonds issued by water and sewer authorities and other utilities, transportation authorities, universities and healthcare providers.

Revenue Sources

	As of June 30, 2011		As of December 31, 2010
State	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(in millions)
Transportation	$760.7	$742.2	$725.5	$718.9
Municipal utilities	502.9	487.8	457.8	456.8
Water and sewer	486.8	478.6	470.6	471.3
Higher education	299.3	293.1	298.2	302.1
Tax backed	634.4	616.6	609.0	607.2
Healthcare	241.1	234.9	207.3	206.5
All others	295.8	291.9	322.4	323.1

Total	$3,221.0	$3,145.1	$3,090.8	$3,085.9

        The Company's investment portfolio is managed by four outside managers. As municipal investments are a material portion of the Company's overall investment portfolio, the Company has established detailed guidelines regarding credit quality, exposure to a particular sector and exposure to a particular obligor within a sector. Each of the portfolio managers perform independent analysis on every municipal security they purchase for the Company's portfolio. The Company meets with each of its portfolio managers each quarter and reviews all investments with a change in credit rating as well as any investments on the manager's watch list of securities with the potential for downgrade. The

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

8. Investments (Continued)

Company does not independently assign investments within the Company's portfolio an individual rating.

        The following tables summarize, for all securities in an unrealized loss position, the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.

Fixed Maturity Securities
Gross Unrealized Loss by Length of Time

	As of June 30, 2011
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(dollars in millions)
U.S. government and agencies	$54.4	$(0.2)	$—	$—	$54.4	$(0.2)
Obligations of state and political subdivisions	851.4	(16.0)	9.5	(0.8)	860.9	(16.8)
Corporate securities	355.8	(8.9)	—	—	355.8	(8.9)
Mortgage-backed securities:
RMBS	218.4	(27.9)	10.1	(23.3)	228.5	(51.2)
CMBS	72.3	(0.4)	—	—	72.3	(0.4)
Asset-backed securities	43.7	(5.5)	2.2	(0.0)	45.9	(5.5)
Foreign government securities	80.1	(1.0)	—	—	80.1	(1.0)

Total	$1,676.1	$(59.9)	$21.8	$(24.1)	$1,697.9	$(84.0)

Number of securities		264		13		277

Number of securities with OTTI		5		3		8

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

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

        The decrease in gross unrealized losses for Six Months 2011 was primarily attributable to municipal securities. Of the securities in an unrealized loss position for 12 months or more as of June 30, 2011, five securities had unrealized losses greater than 10% of book value. The total unrealized loss for these securities as of June 30, 2011 was $23.3 million. The unrealized loss is yield-related and not specific to individual issuer credit. The Company has determined that these securities were not other-than-temporarily-impaired as of June 30, 2011.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

8. Investments (Continued)

        The amortized cost and estimated fair value of available-for-sale fixed maturity securities by contractual maturity as of June 30, 2011 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Fixed Maturity Securities
by Contractual Maturity

	As of June 30, 2011
	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$279.4	$281.2
Due after one year through five years	1,636.1	1,685.5
Due after five years through 10 years	2,515.4	2,626.0
Due after 10 years	3,457.6	3,537.9
Mortgage-backed securities:
RMBS	1,208.8	1,217.5
CMBS	498.8	516.1

Total	$9,596.1	$9,864.2

        Under agreements with its cedants and in accordance with statutory requirements, the Company maintains fixed maturity securities in trust accounts for the benefit of reinsured companies, which amounted to $374.1 million and $365.3 million as of June 30, 2011 and December 31, 2010, respectively. In addition, to fulfill state licensing requirements, the Company has placed on deposit eligible securities of $19.1 million and $19.2 million as of June 30, 2011 and December 31, 2010, respectively, for the protection of policyholders.

        Under certain derivative contracts, the Company is required to post eligible securities as collateral. The need to post collateral under these transactions is generally based on mark-to-market valuations in excess of contractual thresholds. The fair market value of the Company's pledged securities totaled $768.6 million and $765.9 million as of June 30, 2011 and December 31, 2010, respectively.

        No material investments of the Company were non-income-producing for Six Months 2011 and 2010, respectively.

        The Company purchased securities that it has insured, and for which it has expected losses to be paid, in order to mitigate the economic effect of insured losses. These securities were purchased at a discount and are accounted for excluding the effects of the Company's insurance on the securities. As of June 30, 2011, securities purchased for loss mitigation purposes had a fair value of $168.1 million, representing $406.6 million of par. Under the terms of certain credit derivative contracts, the Company has obtained the obligations referenced in the transactions and recorded such assets in fixed maturity securities in the consolidated balance sheets. Such amounts totaled $193.4 million, representing $246.9 million in par.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

9. Insurance Company Regulatory Requirements

Dividend Restrictions and Capital Requirements

        AGC is a Maryland domiciled insurance company. As of June 30, 2011, the amount available for distribution from AGC during 2011 with notice to, but without prior approval of, the Maryland Commissioner of Insurance under the Maryland insurance law is approximately $106.6 million. During Six Months 2011 and 2010, AGC declared and paid $10.0 million and $30.0 million, respectively, in dividends to AGUS.

        AGM is a New York domiciled insurance company. Based on AGM's statutory statements for Six Months 2011, the maximum amount available for payment of dividends by AGM without regulatory approval over the 12 months following June 30, 2011, was approximately $130.4 million. In connection with the AGMH Acquisition, the Company has committed to the New York Insurance Department that AGM would not pay any dividends for a period of two years from the Acquisition Date without the written approval of the New York Insurance Department.

        AG Re is a Bermuda domiciled insurance company and its dividend distribution is governed by Bermuda law. The amount available at AG Re to pay dividends in 2011 in compliance with Bermuda law is $1,150 million. However, any distribution that results in a reduction of 15% of more of AG Re's total statutory capital, as set out in its previous year's financial statements, would require the prior approval of the Bermuda Monetary Authority. Dividends are limited by requirements that the subject company must at all times (i) maintain the minimum solvency margin required under the Insurance Act of 1978 and (ii) have relevant assets in an amount at least equal to 75% of relevant liabilities, both as defined under the Insurance Act of 1978. AG Re, as a Class 3B insurer, is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the Authority an affidavit stating that it will continue to meet the required margins. AG Re declared and paid $24.0 million during Six Months 2011 to its parent, AGL. AG Re did not declare or pay any dividends during Six Months 2010.

10. Income Taxes

Provision for Income Taxes

        The Company and its Bermuda Subsidiaries, which include AG Re, Assured Guaranty Re Overseas Ltd. ("AGRO"), Assured Guaranty (Bermuda) Ltd. (formerly Financial Security Assurance International Ltd.) and Cedar Personnel Ltd., are not subject to any income, withholding or capital gains taxes under current Bermuda law. The Company has received an assurance from the Minister of Finance in Bermuda that, in the event of any taxes being imposed, AGL and its Bermuda Subsidiaries will be exempt from taxation in Bermuda until March 31, 2035. The Company's U.S. and United Kingdom ("U.K.") subsidiaries are subject to income taxes imposed by U.S. and U.K. authorities, respectively, and file applicable tax returns. In addition, AGRO, a Bermuda domiciled company and Assured Guaranty (Europe) Ltd., a U.K. domiciled company, have elected under Section 953(d) of the U.S. Internal Revenue Code to be taxed as a U.S. domestic corporation.

        In conjunction with the AGMH Acquisition, AGMH has joined the consolidated federal tax group of AGUS, AGC, and AG Financial Products Inc. ("AGFP"). For the periods beginning on July 1, 2009 and forward, AGMH files a consolidated federal income tax return with AGUS, AGC, AGFP and AG

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

10. Income Taxes (Continued)

Analytics Inc. ("AGUS consolidated tax group"). In addition a new tax sharing agreement was entered into effective July 1, 2009 whereby each company in the AGUS consolidated tax group will pay or receive its proportionate share of taxable expense or benefit as if it filed on a separate-return basis. Assured Guaranty Overseas US Holdings Inc. ("AGOUS") and its subsidiaries AGRO, Assured Guaranty Mortgage Insurance Company and AG Intermediary Inc., have historically filed a consolidated federal income tax return. Each company, as a member of its respective consolidated tax return group, pays its proportionate share of the consolidated federal tax burden for its group as if each company filed on a separate return basis with current period credit for net losses to the extent used in consolidation.

        The Company's provision for income taxes for interim financial periods is not based on an estimated annual effective rate due to the variability in fair market value of its credit derivatives, which prevents the Company from projecting a reliable estimated annual effective tax rate and pretax income for the full year 2011. A discrete calculation of the provision is calculated for each interim period.

        The effective tax rates reflect the proportion of income recognized by each of the Company's operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 35%, U.K. subsidiaries taxed at the U.K. blended marginal corporate tax rate of 26.5%, and no taxes for the Company's Bermuda holding company and subsidiaries. For periods subsequent to April 1, 2011, the U.K. corporation tax rate has been reduced to 26%, for periods prior to April 1, 2011 the U.K. corporation tax rate was 28%, resulting in a blended tax rate of 26.5%. Accordingly, the Company's overall corporate effective tax rate fluctuates based on the distribution of taxable income across these jurisdictions.

        A reconciliation of the difference between the provision for income taxes and the expected tax provision at statutory rates in taxable jurisdictions is presented below:

Effective Tax Rate Reconciliation

	Second Quarter		Six Months
	2011	2010	2011	2010
	(in millions)
Expected tax provision (benefit) at statutory rates in taxable jurisdictions	$(41.2)	$104.1	$39.3	$231.7
Tax-exempt interest	(16.3)	(14.2)	(31.6)	(28.3)
Change in liability for uncertain tax positions	0.5	0.6	1.1	1.1
Other	1.1	0.5	2.0	1.4

Total provision (benefit) for income taxes	$(55.9)	$91.0	$10.8	$205.9

Effective tax rate	49.3%	30.9%	13.7%	28.2%

        The expected tax provision at statutory rates in taxable jurisdictions is calculated as the sum of pretax income in each jurisdiction multiplied by the statutory tax rate of the jurisdiction by which it will be taxed. Pretax income of the Company's subsidiaries which are not U.S. domiciled but are subject to U.S. tax by election or as controlled foreign corporations is included at the U.S. statutory tax rate.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

10. Income Taxes (Continued)

Where there is a pretax loss in one jurisdiction and pretax income in another, the total combined expected tax rate may be higher or lower than any of the individual statutory rates.

        The following table presents pretax income and revenue by jurisdiction for the Second Quarter and Six Months 2011 and 2010.

Pretax Income (Loss) by Tax Jurisdiction(1)

	Second Quarter		Six Months
	2011	2010	2011	2010
	(in millions)
United States	$(117.7)	$283.9	$112.2	$648.6
Bermuda	4.0	10.1	(33.9)	82.2
UK	0.1	0.5	0.2	0.6

Total	$(113.6)	$294.5	$78.5	$731.4

Revenue by Tax Jurisdiction(1)

	Second Quarter		Six Months
	2011	2010	2011	2010
	(in millions)
United States	$61.4	$391.1	$330.2	$923.1
Bermuda	40.6	56.6	25.8	191.9
UK	—	—	0.1	—

Total	$102.0	$447.7	$356.1	$1,115.0

(1)
In the above tables, pretax income and revenues of the Company's subsidiaries which are not U.S. domiciled but are subject to U.S. tax by election or as controlled foreign corporations are included in the U.S. amounts.

        Pretax income by jurisdiction may be disproportionate to revenue by jurisdiction to the extent that insurance losses incurred are disproportionate.

Valuation Allowance

        As of June 30, 2011 and December 31, 2010, net deferred tax assets for each period presented were $1,012.0 million and $1,224.0 million, respectively. The deferred tax assets for these periods consist primarily of the book and tax difference in treatment of unearned premium reserves, mark-to-market adjustments for CDS, loss reserves, and FG VIEs offset by net deferred tax liabilities. The Company came to the conclusion that it is more likely than not that its net deferred tax asset will be fully realizable after weighing all positive and negative evidence available as required under GAAP. The Company will continue to analyze the need for a valuation allowance on a quarter-to-quarter basis.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

11. Reinsurance

        The Company assumes exposure on insured obligations ("Assumed Business") and cedes portions of its exposure on obligations it has insured ("Ceded Business") in exchange for premiums, net of ceding commissions.

Assumed Business

        The Company is party to reinsurance agreements as a reinsurer to other monoline financial guaranty insurance companies. Under these relationships, the Company assumes a portion of the ceding company's insured risk in exchange for a premium. The Company may be exposed to risk in this portfolio in that the Company may be required to pay losses without a corresponding premium in circumstances where the ceding company is experiencing financial distress and is unable to pay premiums. The Company's facultative and treaty agreements are generally subject to termination:

  •
  at the option of the primary insurer if the Company fails to maintain certain financial, regulatory and rating agency criteria that are equivalent to or more stringent than those the Company is otherwise required to maintain for its own compliance with state mandated insurance laws and to maintain a specified financial strength rating for the particular insurance subsidiary, or

  •
  upon certain changes of control of the Company.

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

        With respect to a significant portion of the Company's in-force financial guaranty Assumed Business, due to the downgrade of AG Re to A1, subject to the terms of each policy, the ceding company may have the right to recapture business ceded to AG Re and assets representing substantially all of the statutory unearned premium reserve net of loss reserves (if any) associated with that business. As of June 30, 2011, if this entire amount were recaptured, it would result in a corresponding one-time reduction to net income of approximately $23.1 million. In the case of AGC, one ceding company can recapture its portfolio at the company's current ratings and, if AGC were downgraded by Moody's to below Aa3 or by S&P below AA-, an additional portion of its in-force financial guaranty reinsurance business could be recaptured. Subject to the terms of each reinsurance agreement, the ceding company has the right to recapture business ceded to AGC and assets representing substantially all of the statutory unearned premium and loss reserves (if any) associated with that business. As of June 30, 2011, if this entire amount were recaptured, it would result in a corresponding one-time reduction to net income of approximately $12.4 million.

Ceded Business

        The Company has Ceded Business to non-affiliated companies to limit its exposure to risk. Under these relationships, the Company cedes a portion of its insured risk in exchange for a premium paid to the reinsurer. The Company remains primarily liable for all risks it directly underwrites and is required

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

11. Reinsurance (Continued)

to pay all gross claims. It then seeks reimbursement from the reinsurer for its proportionate share of claims. The Company may be exposed to risk for this exposure if it were required to pay the gross claims and not be able to collect ceded claims from an assuming company experiencing financial distress. A number of the financial guaranty insurers to which the Company has ceded par have experienced financial distress and been downgraded by the rating agencies as a result. In addition, state insurance regulators have intervened with respect to some of these insurers. The Company's ceded contracts generally allow the Company to recapture Ceded Business after certain triggering events, such as reinsurer downgrades. Over the past several years, the Company has entered into several commutations in order to reassume books of business from BIG financial guaranty companies and its other reinsurers. The resulting commutation gains of $8.1 million, $2.2 million, $32.2 million and $16.7 million for Second Quarter 2011 and 2010 and Six Months 2011 and 2010, respectively, were recorded in other income. While certain Ceded Business has been reassumed, the Company still has significant Ceded Business with third parties. It has not entered into any new ceded reinsurance treaties with non-affiliated companies since 2008.

        The effect of the Company's commutations and cancellations of reinsurance contracts is summarized below.

Net Effect of Commutations and Cancellations
of Reinsurance Contracts

	Second Quarter		Six Months
	2011	2010	2011	2010
	(in millions)
Increase (decrease) in net unearned premium reserve	$(22.4)	$6.2	$(20.1)	$60.4
Increase (decrease) in net par	(1,045)	537	(780)	8,374

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

11. Reinsurance (Continued)

        Direct, assumed, and ceded premium and loss and LAE amounts are presented below.

Direct, Assumed and Ceded Premium and Loss and LAE

	Second Quarter		Six Months
	2011	2010	2011	2010
	(in millions)
Premiums Written:
Direct	$26.9	$101.9	$57.4	$195.7
Assumed(1)	(9.9)	(10.1)	(51.9)	(11.8)
Ceded(2)	0.4	6.5	4.4	58.1

Net	$17.4	$98.3	$9.9	$242.0

Premiums Earned:
Direct	$238.6	$304.5	$514.9	$636.1
Assumed	21.0	17.9	31.0	36.9
Ceded	(29.6)	(30.3)	(61.9)	(61.3)

Net	$230.0	$292.1	$484.0	$611.7

Loss and LAE:
Direct	$138.4	$62.8	$144.0	$226.1
Assumed	7.2	12.4	(5.8)	40.5
Ceded	(12.7)	(4.0)	(32.3)	(64.9)

Net	$132.9	$71.2	$105.9	$201.7

(1)
Negative assumed premiums written were due to commutations and changes in expected debt service schedules.

(2)
Positive ceded premiums written were due to commutations and changes in expected debt service schedules.

Reinsurer Exposure

        In addition to assumed and ceded reinsurance arrangements, the Company may also have exposure to some financial guaranty reinsurers (i.e., monolines) in other areas. Second-to-pay insured par outstanding represents transactions the Company has insured that were previously insured by other monolines. The Company underwrites such transactions based on the underlying insured obligation without regard to the primary insurer. Another area of exposure is in the investment portfolio where the Company holds fixed maturity securities that are wrapped by monolines and whose value may decline based on the rating of the monoline. At June 30, 2011, the Company had $828.8 million of fixed maturity securities in its investment portfolio wrapped by MBIA Insurance Corporation, $598.5 million by Ambac and $54.4 million by other guarantors at fair value.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

11. Reinsurance (Continued)

Exposure by Reinsurer

	Ratings at August 3, 2011		Par Outstanding as of June 30, 2011
Reinsurer	Moody's Financial Strength Rating	S&P Financial Strength Rating	Ceded Par Outstanding(3)	Second-to- Pay Insured Par Outstanding	Assumed Par Outstanding
	(dollars in millions)
Radian Asset Assurance Inc.	Ba1	BB-	$20,859	$56	$—
Tokio Marine & Nichido Fire Insurance Co., Ltd.	Aa2(1)	AA-(1)	17,966	—	933
RAM Reinsurance Co. Ltd.	WR(2)	WR(2)	12,701	—	24
Syncora Guarantee Inc.	Ca	WR	4,334	2,323	217
Mitsui Sumitomo Insurance Co. Ltd.	Aa3	AA-	2,442	—	—
ACA Financial Guaranty Corp	NR	WR	866	13	2
Swiss Reinsurance Co.	A1	A+	512	—	—
Ambac	WR	WR	87	7,700	23,593
CIFG Assurance North America Inc.	WR	WR	69	258	10,158
MBIA Insurance Corporation	B3	B	45	11,704	10,773
Financial Guaranty Insurance Co.	WR	WR	—	3,854	2,350
Other	Various	Various	1,052	2,061	100

Total			$60,933	$27,969	$48,150

(1)
The Company has structural collateral agreements satisfying the triple-A credit requirement of S&P and/or Moody's.

(2)
Represents "Withdrawn Rating."

(3)
Includes $6,534 million in ceded par outstanding related to insured credit derivatives.

Amounts Due (To) From Reinsurers

	As of June 30, 2011
	Assumed Premium Receivable, net of Commissions	Assumed Expected Loss and LAE	Ceded Expected Loss and LAE
	(in millions)
Radian Asset Assurance Inc.	$—	$—	$13.7
Tokio Marine & Nichido Fire Insurance Co., Ltd.	—	—	47.3
RAM Reinsurance Co. Ltd.	—	—	9.1
Syncora Guarantee Inc.	—	(0.3)	0.1
Mitsui Sumitomo Insurance Co. Ltd.	—	—	2.9
Swiss Reinsurance Co.	—	—	1.6
Ambac	111.3	(98.4)	—
CIFG Assurance North America Inc.	7.1	(1.2)	1.3
MBIA Insurance Corporation	1.2	(21.0)	—
Financial Guaranty Insurance Co.	13.4	(31.0)	—

Total	$133.0	$(151.9)	$76.0

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

12. Commitments and Contingencies

Legal Proceedings

Litigation

        Lawsuits arise in the ordinary course of the Company's business. It is the opinion of the Company's management, based upon the information available, that the expected outcome of litigation against the Company, individually or in the aggregate, will not have a material adverse effect on the Company's financial position or liquidity, although an adverse resolution of litigation against the Company in a quarter or fiscal year could have a material adverse effect on the Company's results of operations in a particular quarter or fiscal year. In addition, in the ordinary course of their respective businesses, certain of the Company's subsidiaries assert claims in legal proceedings against third parties to recover losses paid in prior periods. For example, as described in Note 4 (Financial Guaranty Insurance Contracts—Loss Estimation Process—Recovery Litigation), as of the date of this filing, AGC and AGM have filed complaints against certain sponsors and underwriters of RMBS securities that AGC or AGM had insured, alleging, among other claims, that such persons had breached representations and warranties in the transaction documents, failed to cure or repurchase defective loans and/or violated state securities laws. The amounts, if any, the Company will recover in proceedings to recover losses are uncertain, and recoveries, or failure to obtain recoveries, in any one or more of these proceedings during any quarter or fiscal year could be material to the Company's results of operations in that particular quarter or fiscal year.

Proceedings Relating to the Company's Financial Guaranty Business

        The Company receives subpoenas duces tecum and interrogatories from regulators from time to time. The Company has satisfied the requests it has received. It may receive additional inquiries from these or other regulators and expects to provide additional information to such regulators regarding their inquiries in the future.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

12. Commitments and Contingencies (Continued)

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

        At a hearing held on July 6 and 7, 2011 relating to AGM, AGC and the other defendants' motion to dismiss, the court overruled the motion to dismiss on the following claims: breach of contract and violation of California's antitrust statute and of its unfair business practices law. The court sustained the motion to dismiss on the fraud claim, with leave to amend. The remaining claims were dismissed without leave to amend. The court ordered the plaintiffs to file their amended complaint by August 8, 2011 and scheduled a hearing for October 13, 2011.

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

        In September 2010, AGM, among others, was named as a defendant in an interpleader complaint filed by Wells Fargo Bank, N.A., as trust administrator, in the United States District Court, Southern District of New York. The interpleader complaint relates to the MASTR Adjustable Rate Mortgages Trust 2006-OA2, Mortgage Pass-Through Certificates, Series 2006-OA2 RMBS transaction, in which AGM had insured certain classes of certificates. Certain holders of uninsured certificates have disputed payments made by the trust administrator to reimburse AGM for claims it had paid under its financial

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

12. Commitments and Contingencies (Continued)

guaranty policy, and the trust administrator sought adjudication of the priority of AGM's reimbursements. On March 29, 2011, the court granted a motion for judgment on the pleadings and ruled that, pursuant to the waterfall, AGM is only entitled to receive funds that would otherwise have been distributed to the holders of the classes that AGM insures, and that AGM receive such funds at the respective steps in the waterfall that immediately follow the steps at which such certificate holders would otherwise have received such funds. The court further ordered AGM to repay to the MARM 2006-OA2 trust the approximately $7.2 million that had been credited to it by Wells Fargo. AGM intends to appeal this ruling. AGM estimates that as a result of this adverse decision (if and to the extent that the adverse decision is not modified), total unreimbursed claims paid by AGM could be up to approximately $144 million (on a gross discounted basis, without taking into account the benefit of representation and warranty recoveries, and exclusive of the repayment of the $7.2 million), over the life of the transaction.

        On April 8, 2011, AG Re and AGC filed a Petition to Compel Arbitration with the Supreme Court of the State of New York, requesting an order compelling Ambac to arbitrate Ambac's disputes with AG Re and AGC concerning their obligations under reinsurance agreements with Ambac. In March 2010, Ambac placed a number of insurance policies that it had issued, including policies reinsured by AG Re and AGC pursuant to the reinsurance agreements, into a segregated account. The Wisconsin state court has approved a rehabilitation plan whereby permitted claims under the policies in the segregated account will be paid 25% in cash and 75% in surplus notes issued by the segregated account. Ambac has advised AG Re and AGC that it has and intends to continue to enter into commutation agreements with holders of policies issued by Ambac, and reinsured by AG Re and AGC, pursuant to which Ambac will pay a combination of cash and surplus notes to the policyholder. AG Re and AGC have informed Ambac that they believe their only current payment obligation with respect to the commutations arises from the cash payment, and that there is no obligation to pay any amounts in respect of the surplus notes until payments of principal or interest are made on such notes. Ambac has disputed this position on one commutation and may take a similar position on subsequent commutations. On April 15, 2011, attorneys for the Wisconsin Insurance Commissioner, as Rehabilitator of Ambac's segregated account, and for Ambac filed a motion with Lafayette County, Wis., Circuit Court Judge William Johnston, asking him to find AG Re and AGC to be in violation of an injunction protecting the interests of the segregated account by their seeking to compel arbitration on this matter and failing to pay in full all amounts with respect to Ambac's payments in the form of surplus notes. On June 14, 2011, Judge Johnston issued an order granting the Rehabilitator's and Ambac's motion to enforce the injunction against AGC and AG Re and the parties filed a stipulation dismissing the Petition to Compel Arbitration without prejudice. On June 28, 2011, AGC and AG Re filed a notice of appeal and a petition for a conditional interlocutory appeal of Judge Johnston's order to the Wisconsin Court of Appeals.

Proceedings Related to AGMH's Former Financial Products Business

        The following is a description of legal proceedings involving AGMH's former Financial Products Business. Although the Company did not acquire AGMH's former Financial Products Business, which included AGMH's former guaranteed investment contract ("GIC") business, medium term notes business and portions of the leveraged lease businesses, certain legal proceedings relating to those businesses are against entities that the Company did acquire. While Dexia SA and DCL, jointly and

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

12. Commitments and Contingencies (Continued)

severally, have agreed to indemnify the Company against liability arising out of the proceedings described below in this "—Proceedings Related to AGMH's Former Financial Products Business" section, such indemnification might not be sufficient to fully hold the Company harmless against any injunctive relief or criminal sanction that is imposed against AGMH or its subsidiaries.

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

        Five of these cases named both AGMH and AGM: (a) Hinds County, Mississippi v. Wachovia Bank, N.A.; (b) Fairfax County, Virginia v. Wachovia Bank, N.A.; (c) Central Bucks School District, Pennsylvania v. Wachovia Bank, N.A.; (d) Mayor and City Council of Baltimore, Maryland v. Wachovia Bank, N.A.; and (e) Washington County, Tennessee v. Wachovia Bank, N.A. In April 2009, the MDL 1950 court granted the defendants' motion to dismiss on the federal claims, but granted leave for the plaintiffs to file a second amended complaint. In June 2009, interim lead plaintiffs' counsel filed a Second Consolidated

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

12. Commitments and Contingencies (Continued)

Amended Class Action Complaint; although the Second Consolidated Amended Class Action Complaint currently describes some of AGMH's and AGM's activities, it does not name those entities as defendants. In March 2010, the MDL 1950 court denied the named defendants' motions to dismiss the Second Consolidated Amended Class Action Complaint. The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys' fees and other costs. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits.

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

        In May 2010, AGM and AGUS, among other defendants, were named in five additional non-class action cases filed in federal court in California: (a) City of Richmond, California v. Bank of America,

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

12. Commitments and Contingencies (Continued)

N.A. (filed on May 18, 2010, N.D. California); (b) City of Redwood City, California v. Bank of America, N.A. (filed on May 18, 2010, N.D. California); (c) Redevelopment Agency of the City and County of San Francisco, California v. Bank of America, N.A. (filed on May 21, 2010, N.D. California); (d) East Bay Municipal Utility District, California v. Bank of America, N.A. (filed on May 18, 2010, N.D. California) ; and (e) City of San Jose and the San Jose Redevelopment Agency, California v. Bank of America, N.A (filed on May 18, 2010, N.D. California). These cases have also been transferred to the Southern District of New York and consolidated with MDL 1950 for pretrial proceedings. In September 2010, AGM and AGUS, among other defendants, were named in a sixth additional non-class action filed in federal court in New York, but which alleges violation of New York's Donnelly Act in addition to federal antitrust law: Active Retirement Community, Inc. d/b/a Jefferson's Ferry v. Bank of America, N.A. (filed on September 21, 2010, E.D. New York), which has also been transferred to the Southern District of New York and consolidated with MDL 1950 for pretrial proceedings. In December 2010, AGM and AGUS, among other defendants, were named in a seventh additional non-class action filed in federal court in the Central District of California, Los Angeles Unified School District v. Bank of America, N.A., and in an eighth additional non-class action filed in federal court in the Southern District of New York, Kendal on Hudson, Inc. v. Bank of America, N.A. These cases also have been consolidated with MDL 1950 for pretrial proceedings. The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys' fees, costs and other expenses. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits.

        In January 2011, AGM and AGUS, among other defendants, were named in an additional non-class action case filed in federal court in New York, which alleges violation of New York's Donnelly Act in addition to federal antitrust law: Peconic Landing at Southold, Inc. v. Bank of America, N.A. This case has been consolidated with MDL 1950 for pretrial proceedings. The complaint in this lawsuit generally seeks unspecified monetary damages, interest, attorneys' fees, costs and other expenses. The Company cannot reasonably estimate the possible loss or range of loss that may arise from this lawsuit.

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

June 30, 2011

13. Long-Term Debt and Credit Facilities

Long-Term Debt Obligations

        The principal and carrying values of the Company's long-term debt were as follows:

Principal and Carrying Amounts of Debt

	As of June 30, 2011		As of December 31, 2010
	Principal	Carrying Value	Principal	Carrying Value
	(in millions)
AGUS:
7.0% Senior Notes	$200.0	$197.6	$200.0	$197.6
8.50% Senior Notes	172.5	171.5	172.5	171.0
Series A Enhanced Junior Subordinated Debentures	150.0	149.8	150.0	149.8

Total AGUS	522.5	518.9	522.5	518.4
AGMH:
6 7/8% QUIBS	100.0	67.2	100.0	67.0
6.25% Notes	230.0	135.5	230.0	135.0
5.60% Notes	100.0	53.3	100.0	53.0
Junior Subordinated Debentures	300.0	155.3	300.0	152.5
Notes Payable	109.0	116.2	119.3	127.0

Total AGMH	839.0	527.5	849.3	534.5

Total	$1,361.5	$1,046.4	$1,371.8	$1,052.9

Recourse Credit Facilities

2006 Credit Facility

        On November 6, 2006, AGL and certain of its subsidiaries entered into a $300.0 million, five-year unsecured revolving credit facility (the "2006 Credit Facility") with a syndicate of banks. Under the 2006 Credit Facility, each of AGC, AGUK, AG Re, AGRO and AGL are entitled to request the banks to make loans to such borrower or to request that letters of credit be issued for the account of such borrower. Of the $300.0 million available to be borrowed, no more than $100.0 million may be borrowed by AGL, AG Re or AGRO, individually or in the aggregate, and no more than $20.0 million may be borrowed by AGUK. The stated amount of all outstanding letters of credit and the amount of all unpaid drawings in respect of all letters of credit cannot, in the aggregate, exceed $100.0 million. The 2006 Credit Facility also provides that Assured Guaranty may request that the commitment of the banks be increased an additional $100.0 million up to a maximum aggregate amount of $400.0 million. Any such incremental commitment increase is subject to certain conditions provided in the agreement and must be for at least $25.0 million.

        The proceeds of the loans and letters of credit are to be used for the working capital and other general corporate purposes of the borrowers and to support reinsurance transactions.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

13. Long-Term Debt and Credit Facilities (Continued)

        At the effective date of the 2006 Credit Facility, AGC guaranteed the obligations of AGUK under the facility, and AGL guaranteed the obligations of AG Re and AGRO under the facility and agreed that, if the Company consolidated assets (as defined in the related credit agreement) of AGC and its subsidiaries were to fall below $1.2 billion, it would, within 15 days, guarantee the obligations of AGC and AGUK under the facility. At the same time, AGOUS guaranteed the obligations of AGL, AG Re and AGRO under the facility, and each of AG Re and AGRO guaranteed the other as well as AGL.

        The 2006 Credit Facility's financial covenants require that AGL:

  (a)
  maintain a minimum net worth of 75% of the Consolidated Net Worth of Assured Guaranty as of June 30, 2009 (calculated as if the AGMH Acquisition had been consummated on such date); and

  (b)
  maintain a maximum debt-to-capital ratio of 30%.

        In addition, the 2006 Credit Facility requires that AGC maintain qualified statutory capital of at least 75% of its statutory capital as of the fiscal quarter ended June 30, 2006. Furthermore, the 2006 Credit Facility contains restrictions on AGL and its subsidiaries, including, among other things, in respect of their ability to incur debt, permit liens, become liable in respect of guaranties, make loans or investments, pay dividends or make distributions, dissolve or become party to a merger, consolidation or acquisition, dispose of assets or enter into affiliate transactions. Most of these restrictions are subject to certain minimum thresholds and exceptions. The 2006 Credit Facility has customary events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, bankruptcy or insolvency proceedings, change of control and cross-default to other debt agreements. A default by one borrower will give rise to a right of the lenders to terminate the facility and accelerate all amounts then outstanding. As of June 30, 2011 and December 31, 2010, Assured Guaranty was in compliance with all of the financial covenants.

        As of June 30, 2011 and December 31, 2010, no amounts were outstanding under this facility, nor have there been any borrowings during the life of the 2006 Credit Facility.

        Letters of credit totaling approximately $2.9 million remained outstanding as of June 30, 2011 and December 31, 2010. The Company obtained the letters of credit in connection with entering into a lease for new office space in 2008, which space was subsequently sublet.

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

June 30, 2011

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

        One event that may lead to an early termination of a lease is the downgrade of AGM, as the strip coverage provider, or the downgrade of the equity payment undertaker within the transaction, in each case, generally to a financial strength rating below double-A. Upon such downgrade, the tax-exempt entity is generally obligated to find a replacement credit enhancer within a specified period of time; failure to find a replacement could result in a lease default, and failure to cure the default within a specified period of time could lead to an early termination of the lease and a demand by the lessor for a termination payment from the tax-exempt entity. However, even in the event of an early termination of the lease, there would not necessarily be an automatic draw on AGM's policy, as this would only occur to the extent the tax-exempt entity does not make the required termination payment.

        AIG International Group, Inc. is one entity that has acted as equity payment undertaker in a number of transactions in which AGM acted as strip coverage provider. AIG was downgraded in the third quarter of 2008 and AGM was downgraded by Moody's in the fourth quarter of 2008. As a result of those downgrades, as of June 30, 2011, 45 leveraged lease transactions in which AGM acts as strip coverage provider were breaching either a ratings trigger related to AIG or a ratings trigger related to AGM. For such 45 leveraged lease transactions, if early termination of the leases were to occur and the tax-exempt entities do not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of approximately $1.1 billion as of June 30, 2011. If AGM were downgraded to A+ by S&P or A1 by Moody's, as of June 30, 2011, another 26 leveraged lease transactions in which AGM acts as strip coverage provider would be affected. For such 26 leveraged lease transactions, if early termination of the leases were to occur and the tax-exempt entities do not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of an additional approximately $1.0 billion as of June 30, 2011. To date, none of the leveraged lease transactions that involve AGM has experienced an early termination due to a lease default and a claim on the AGM guaranty. It is difficult to determine the probability that the Company will have to pay strip provider claims or the likely aggregate amount of such claims. At June 30, 2011, approximately $0.6 billion of cumulative strip par exposure had been terminated on a consensual basis. The consensual terminations have resulted in no claims on AGM.

        On July 1, 2009, AGM and DCL, acting through its New York Branch ("Dexia Crédit Local (NY)"), entered into a credit facility (the "Strip Coverage Facility"). Under the Strip Coverage Facility, Dexia Crédit Local (NY) agreed to make loans to AGM to finance all draws made by lessors on AGM strip policies that were outstanding as of November 13, 2008, up to the commitment amount. The commitment amount of the Strip Coverage Facility was $1 billion at closing of the AGMH Acquisition but is scheduled to amortize over time. As of June 30, 2011, the maximum commitment amount of the

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

13. Long-Term Debt and Credit Facilities (Continued)

Strip Coverage Facility has amortized to $988.4 million. It may also be reduced in 2014 to $750 million, if AGM does not have a specified consolidated net worth at that time.

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

        As of June 30, 2011 and December 31, 2010, no amounts were outstanding under this facility, nor have there been any borrowings during the life of this facility.

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

        As of June 30, 2011 and December 31, 2010, no amounts were outstanding under this facility nor have there been any borrowings during the life of this facility.

AGM Credit Facility

        On April 30, 2005, AGM entered into a limited recourse credit facility ("AGM Credit Facility") with a syndicate of international banks, which provides up to $297.5 million for the payment of losses in respect of the covered portfolio. The AGM Credit Facility expires in April 2015. The facility can be utilized after AGM has incurred, during the term of the facility, cumulative municipal losses (net of any

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

13. Long-Term Debt and Credit Facilities (Continued)

recoveries) in excess of the greater of $297.5 million or the average annual debt service of the covered portfolio multiplied by 5.0%. The obligation to repay loans under this agreement is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations in the covered portfolio, including certain installment premiums and other collateral. The ratings downgrade of AGM by Moody's to Aa3 in November 2008 resulted in an increase to the commitment fee.

        As of June 30, 2011 and December 31, 2010, no amounts were outstanding under this facility nor have there been any borrowings during the life of this facility.

Committed Capital Securities

        On April 8, 2005, AGC entered into separate agreements (the "Put Agreements") with four custodial trusts (each, a "Custodial Trust") pursuant to which AGC may, at its option, cause each of the Custodial Trusts to purchase up to $50.0 million of perpetual preferred stock of AGC (the "AGC Preferred Stock"). The custodial trusts were created as a vehicle for providing capital support to AGC by allowing AGC to obtain immediate access to new capital at its sole discretion at any time through the exercise of the put option. If the put options were exercised, AGC would receive $200.0 million in return for the issuance of its own perpetual preferred stock, the proceeds of which may be used for any purpose, including the payment of claims. The put options have not been exercised through the date of this filing. Initially, all of AGC committed capital securities ("CCS") were issued to a special purpose pass-through trust (the "Pass-Through Trust"). The Pass-Through Trust was dissolved in April 2008, and the AGC CCS Securities were distributed to the holders of the Pass-Through Trust's securities. Neither the Pass-Through Trust nor the custodial trusts are consolidated in the Company's financial statements.

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

June 30, 2011

13. Long-Term Debt and Credit Facilities (Continued)

option and cause the related trusts to purchase AGM Preferred Stock. The trusts provide AGM access to new capital at its sole discretion through the exercise of the put options. The Company does not consider itself to be the primary beneficiary of the trusts because it does not retain the majority of the residual benefits or expected losses.

Committed Capital Securities
Fair Value Gain (Loss)

	Second Quarter		Six Months
	2011	2010	2011	2010
	(in millions)
AGC CCS	$0.3	$5.9	$0.6	$7.3
AGM CPS	0.3	6.7	0.5	4.0

14. Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share:

	Second Quarter		Six Months
	2011	2010	2011	2010
	(in millions, except per share amounts)
Basic earnings per share:
Net income (loss)	$(57.7)	$203.5	$67.7	$525.5
Less: Distributed and undistributed income (loss) available to nonvested shareholders	—	0.2	0.1	0.7

Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries	$(57.7)	$203.3	$67.6	$524.8

Basic shares	184.2	184.1	184.0	184.2
Basic earnings per share	$(0.31)	$1.10	$0.37	$2.85
Diluted earnings per share:
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries	$(57.7)	$203.3	$67.6	$524.8
Plus: Re-allocation of undistributed income (loss) available to nonvested shareholders of AGL and subsidiaries	—	—	—	—

Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries	$(57.7)	$203.3	$67.6	$524.8

Basic shares	184.2	184.1	184.0	184.2
Effect of dilutive securities:
Options and restricted stock awards	—	0.8	0.9	0.9
Equity units	—	3.9	2.5	4.7

Diluted shares	184.2	188.8	187.4	$189.8

Diluted earnings per share	$(0.31)	$1.08	$0.36	$2.77
Potentially dilutive securities excluded from computation of earnings per share because of antidilutive effect	9.6	2.7	2.9	2.4

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

15. Subsidiary Information

        The following tables present the condensed consolidating financial information for AGMH and AGUS, which have issued publicly traded debt securities that are fully and unconditionally guaranteed by AGL. The information for AGMH and AGUS presents its subsidiaries on the equity method of accounting. In addition to the Second Quarter and Six Months June 2011 and 2010 data, the December 31, 2010, 2009 and 2008 data is also included here in a format consistent with the June data.

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2011
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Assets
Total investment portfolio and cash	$16.0	$22.2	$57.9	$11,249.8	$—	$11,345.9
Investment in subsidiaries	3,921.4	3,210.0	2,714.3	2,731.4	(12,577.1)	—
Premiums receivable, net of ceding commissions payable	—	—	—	1,193.2	(133.7)	1,059.5
Ceded unearned premium reserve	—	—	—	1,802.6	(1,029.3)	773.3
Deferred acquisition costs	—	—	—	331.6	(99.3)	232.3
Reinsurance recoverable on unpaid losses	—	—	—	114.9	(88.9)	26.0
Credit derivative assets	—	—	—	669.2	(65.3)	603.9
Deferred tax asset, net	—	(0.6)	(94.6)	1,110.8	(3.6)	1,012.0
Intercompany receivable	—	—	—	300.0	(300.0)	—
Financial guaranty variable interest entities' assets, at fair value	—	—	—	3,492.2	—	3,492.2
Other assets(1)	23.8	21.7	37.2	719.1	(108.0)	693.8

Total assets	$3,961.2	$3,253.3	$2,714.8	$23,714.8	$(14,405.2)	$19,238.9

Liabilities and shareholders' equity
Unearned premium reserves	$—	$—	$—	$7,289.9	$(974.5)	$6,315.4
Loss and LAE reserve	—	—	—	625.0	(106.9)	518.1
Long-term debt	—	518.9	411.3	116.2	—	1,046.4
Intercompany payable	—	—	—	300.0	(300.0)	—
Credit derivative liabilities	—	0.2	—	2,853.4	(65.4)	2,788.2
Financial guaranty variable interest entities' liabilities, at fair value	—	—	—	4,037.6	—	4,037.6
Other liabilities(2)	11.2	2.8	17.2	780.7	(228.7)	583.2

Total liabilities	11.2	521.9	428.5	16,002.8	(1,675.5)	15,288.9

Total shareholders' equity attributable to Assured Guaranty Ltd	3,950.0	2,731.4	2,286.3	7,712.0	(12,729.7)	3,950.0

Noncontrolling interest of financial guaranty variable interest entities	—	—	—	—	—	—
Total shareholders' equity	3,950.0	2,731.4	2,286.3	7,712.0	(12,729.7)	3,950.0

Total liabilities and shareholders' equity	$3,961.2	$3,253.3	$2,714.8	$23,714.8	$(14,405.2)	$19,238.9

(1)
Includes salvage and subrogation recoverable, current income tax receivable and other assets.

(2)
Includes reinsurance balances payable, net and other liabilities.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

15. Subsidiary Information (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2010
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Assets
Total investment portfolio and cash	$22.5	$15.7	$45.7	$10,753.2	$—	$10,837.1
Investment in subsidiaries	3,768.9	3,030.7	2,378.8	2,555.1	(11,733.5)	—
Premiums receivable, net of ceding commissions payable	—	—	—	1,346.8	(179.2)	1,167.6
Ceded unearned premium reserve	—	—	—	1,883.4	(1,061.6)	821.8
Deferred acquisition costs	—	—	—	350.4	(110.6)	239.8
Reinsurance recoverable on unpaid losses	—	—	—	93.1	(70.8)	22.3
Credit derivative assets	—	—	—	672.7	(79.8)	592.9
Deferred tax asset, net	—	(0.8)	(95.8)	1,320.2	0.4	1,224.0
Intercompany receivable	—	—	—	300.0	(300.0)	—
Financial guaranty variable interest entities' assets, at fair value	—	—	—	3,657.5	—	3,657.5
Other assets(1)	19.2	3.8	15.2	1,354.5	(161.1)	1,231.6

Total assets	$3,810.6	$3,049.4	$2,343.9	$24,286.9	$(13,696.2)	$19,794.6

Liabilities and shareholders' equity
Unearned premium reserves	$—	$—	$—	$7,976.5	$(1,003.6)	$6,972.9
Loss and LAE reserve	—	—	—	652.5	(89.5)	563.0
Long-term debt	—	518.4	407.5	127.0	—	1,052.9
Intercompany payable	—	—	—	300.0	(300.0)	—
Credit derivative liabilities	—	0.2	—	2,545.2	(79.9)	2,465.5
Financial guaranty variable interest entities' liabilities, at fair value	—	—	—	4,264.2	—	4,264.2
Other liabilities(2)	11.8	(24.3)	(6.9)	1,023.7	(327.0)	677.3

Total liabilities	11.8	494.3	400.6	16,889.1	(1,800.0)	15,995.8

Total shareholders' equity attributable to Assured Guaranty Ltd	3,798.8	2,555.1	1,943.3	7,397.8	(11,896.2)	3,798.8

Noncontrolling interest of financial guaranty variable interest entities	—	—	—	—	—	—
Total shareholders' equity	3,798.8	2,555.1	1,943.3	7,397.8	(11,896.2)	3,798.8

Total liabilities and shareholders' equity	$3,810.6	$3,049.4	$2,343.9	$24,286.9	$(13,696.2)	$19,794.6

(1)
Includes salvage and subrogation recoverable and other assets.

(2)
Includes reinsurance balances payable, net, current income tax payable and other liabilities.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

15. Subsidiary Information (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2009
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Assets
Total investment portfolio and cash	$52.5	$3.7	$45.5	$10,910.8	$—	$11,012.5
Investment in subsidiaries	3,457.1	2,852.0	2,070.9	2,354.6	(10,734.6)	—
Premiums receivable, net of ceding commissions payable	—	—	—	1,583.3	(165.1)	1,418.2
Ceded unearned premium reserve	—	—	—	1,972.9	(892.4)	1,080.5
Deferred acquisition costs	—	—	—	360.2	(118.2)	242.0
Reinsurance recoverable on unpaid losses	—	—	—	65.3	(51.2)	14.1
Credit derivative assets	—	—	—	540.0	(47.5)	492.5
Deferred tax asset, net	—	(0.4)	(97.9)	1,245.1	11.4	1,158.2
Intercompany receivable	—	—	—	300.0	(300.0)	—
Financial guaranty variable interest entities' assets, at fair value	—	—	—	762.3	—	762.3
Other assets(1)	22.6	1.3	34.5	700.8	(136.8)	622.4

Total assets	$3,532.2	$2,856.6	$2,053.0	$20,795.3	$(12,434.4)	$16,802.7

Liabilities and shareholders' equity
Unearned premium reserves	$—	$—	$—	$9,221.4	$(821.2)	$8,400.2
Loss and LAE reserve	—	—	—	368.8	(79.3)	289.5
Long-term debt	—	517.4	400.0	149.1	—	1,066.5
Intercompany payable	—		—	300.0	(300.0)	—
Credit derivative liabilities	—	0.2	—	2,081.8	(47.4)	2,034.6
Financial guaranty variable interest entities' liabilities, at fair value	—	—	—	762.7	—	762.7
Other liabilities(2)	11.7	(15.6)	32.4	979.7	(279.1)	729.1

Total liabilities	11.7	502.0	432.4	13,863.5	(1,527.0)	13,282.6

Total shareholders' equity attributable to Assured Guaranty Ltd	3,520.5	2,354.6	1,620.6	6,932.2	(10,907.4)	3,520.5

Noncontrolling interest of financial guaranty variable interest entities	—	—	—	(0.4)	—	(0.4)
Total shareholders' equity	3,520.5	2,354.6	1,620.6	6,931.8	(10,907.4)	3,520.1

Total liabilities and shareholders' equity	$3,532.2	$2,856.6	$2,053.0	$20,795.3	$(12,434.4)	$16,802.7

(1)
Includes salvage and subrogation recoverable and other assets.

(2)
Includes reinsurance balances payable, net, current income tax payable and other liabilities.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

15. Subsidiary Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2011
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Revenues
Net earned premiums	$—	$—	$—	$227.5	$2.5	$230.0
Net investment income	—	—	0.1	104.4	(3.7)	100.8
Net realized investment gains (losses)	—	—	—	(5.1)	—	(5.1)
Net change in fair value of credit derivatives:
Realized gains and other settlements	—	—	—	(10.8)	—	(10.8)
Net unrealized gains (losses)	—	—	—	(48.6)	—	(48.6)

Net change in fair value of credit derivatives	—	—	—	(59.4)	—	(59.4)
Equity in earnings of subsidiaries	(52.3)	(60.8)	29.1	(67.3)	151.3	—
Other income(1)	—	—	—	(163.9)	(0.4)	(164.3)

Total revenues	(52.3)	(60.8)	29.2	36.2	149.7	102.0

Expenses
Loss and LAE	—	—	—	131.0	1.9	132.9
Amortization of deferred acquisition costs	—	—	—	13.4	(3.9)	9.5
Interest expense	—	9.9	13.4	5.2	(3.8)	24.7
Goodwill and settlement of pre-existing relationship	—	—	—	—	—	—
Other operating expenses	5.4	0.1	0.2	43.1	(0.3)	48.5

Total expenses	5.4	10.0	13.6	192.7	(6.1)	215.6

Income (loss) before income taxes	(57.7)	(70.8)	15.6	(156.5)	155.8	(113.6)
Total provision (benefit) for income taxes	—	(3.5)	(4.7)	(48.6)	0.9	(55.9)

Net income (loss)	(57.7)	(67.3)	20.3	(107.9)	154.9	(57.7)
Less: noncontrolling interest of variable interest entities	—	—	—	—	—	—

Net income (loss)	$(57.7)	$(67.3)	$20.3	$(107.9)	$154.9	$(57.7)

(1)
Includes fair value gain (loss) on CCS, net change in fair value of FG VIEs and other income.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

15. Subsidiary Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2010
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Revenues
Net earned premiums	$—	$—	$—	$288.0	$4.1	$292.1
Net investment income	—	—	0.1	94.6	(3.8)	90.9
Net realized investment gains (losses)	—	—	—	(9.8)	1.4	(8.4)
Net change in fair value of credit derivatives:
Realized gains and other settlements	—	—	—	38.4	—	38.4
Net unrealized gains (losses)	—	—	—	35.1	—	35.1

Net change in fair value of credit derivatives	—	—	—	73.5	—	73.5
Equity in earnings of subsidiaries	207.0	201.5	177.3	193.3	(779.1)	—
Other income(1)	—	—	—	(0.1)	(0.3)	(0.4)

Total revenues	207.0	201.5	177.4	639.5	(777.7)	447.7

Expenses
Loss and LAE	—	—	—	67.5	3.7	71.2
Amortization of deferred acquisition costs	—	—	—	9.0	(2.1)	6.9
Interest expense	—	9.8	13.4	5.5	(3.8)	24.9
Other operating expenses(2)	3.5	2.7	0.6	43.9	(0.5)	50.2

Total expenses	3.5	12.5	14.0	125.9	(2.7)	153.2

Income (loss) before income taxes	203.5	189.0	163.4	513.6	(775.0)	294.5
Total provision (benefit) for income taxes	—	(4.3)	(4.8)	94.6	5.5	91.0

Net income (loss)	203.5	193.3	168.2	419.0	(780.5)	203.5
Less: noncontrolling interest of variable interest entities	—	—	—	—	—	—

Net income (loss)	$203.5	$193.3	$168.2	$419.0	$(780.5)	$203.5

(1)
Includes fair value gain (loss) on CCS, net change in fair value of FG VIEs and other income.

(2)
Includes AGMH acquisition-related expenses and other operating expenses.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

15. Subsidiary Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Revenues
Net earned premiums	$—	$—	$—	$478.9	$5.1	$484.0
Net investment income	—	—	0.3	204.4	(7.5)	197.2
Net realized investment gains (losses)	—	—	—	(2.3)	—	(2.3)
Net change in fair value of credit derivatives:
Realized gains and other settlements	—	—	—	24.6	—	24.6
Net unrealized gains (losses)	—	—	—	(319.7)	—	(319.7)

Net change in fair value of credit derivatives	—	—	—	(295.1)	—	(295.1)
Equity in earnings of subsidiaries	81.5	100.9	307.2	87.9	(577.5)	—
Other income(1)	—	—	—	(26.2)	(1.5)	(27.7)

Total revenues	81.5	100.9	307.5	447.6	(581.4)	356.1

Expenses
Loss and LAE	—	—	—	102.7	3.2	105.9
Amortization of deferred acquisition costs	—	—	—	28.2	(11.3)	16.9
Interest expense	—	19.7	26.8	10.5	(7.5)	49.5
Goodwill and settlement of pre-existing relationship	—	—	—	—	—	—
Other operating expenses	13.8	0.3	0.7	92.2	(1.7)	105.3

Total expenses	13.8	20.0	27.5	233.6	(17.3)	277.6

Income (loss) before income taxes	67.7	80.9	280.0	214.0	(564.1)	78.5
Total provision (benefit) for income taxes	—	(7.0)	(9.5)	23.6	3.7	10.8

Net income (loss)	67.7	87.9	289.5	190.4	(567.8)	67.7
Less: noncontrolling interest of variable interest entities	—	—	—	—	—	—

Net income (loss)	$67.7	$87.9	$289.5	$190.4	$(567.8)	$67.7

(1)
Includes fair value gain (loss) on CCS, net change in fair value of FG VIEs and other income.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

15. Subsidiary Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Revenues
Net earned premiums	$—	$—	$—	$602.0	$9.7	$611.7
Net investment income	—	—	0.2	182.5	(7.5)	175.2
Net realized investment gains (losses)	—	—	—	(3.1)	4.1	1.0
Net change in fair value of credit derivatives:
Realized gains and other settlements	—	—	—	65.1	—	65.1
Net unrealized gains (losses)	—	—	—	287.2	—	287.2

Net change in fair value of credit derivatives	—	—	—	352.3	—	352.3
Equity in earnings of subsidiaries	539.6	449.0	303.8	434.4	(1,726.8)	—
Other income(1)	—	—	—	(25.1)	(0.1)	(25.2)

Total revenues	539.6	449.0	304.0	1,543.0	(1,720.6)	1,115.0

Expenses
Loss and LAE	—	—	—	200.5	1.2	201.7
Amortization of deferred acquisition costs	—	—	—	19.9	(4.8)	15.1
Interest expense	—	19.6	26.8	11.1	(7.5)	50.0
Other operating expenses(2)	14.1	2.8	1.2	99.3	(0.6)	116.8

Total expenses	14.1	22.4	28.0	330.8	(11.7)	383.6

Income (loss) before income taxes	525.5	426.6	276.0	1,212.2	(1,708.9)	731.4
Total provision (benefit) for income taxes	—	(7.8)	(9.6)	212.8	10.5	205.9

Net income (loss)	525.5	434.4	285.6	999.4	(1,719.4)	525.5
Less: noncontrolling interest of variable interest entities	—	—	—	—	—	—

Net income (loss)	$525.5	$434.4	$285.6	$999.4	$(1,719.4)	$525.5

(1)
Includes fair value gain (loss) on CCS, net change in fair value of FG VIEs and other income.

(2)
Includes AGMH acquisition-related expenses and other operating expenses.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

15. Subsidiary Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2010
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Revenues
Net earned premiums	$—	$—	$—	$1,168.2	$18.5	$1,186.7
Net investment income	—	—	0.5	369.2	(15.0)	354.7
Net realized investment gains (losses)	—	—	0.1	(6.1)	4.0	(2.0)
Net change in fair value of credit derivatives:
Realized gains and other settlements	—	—	—	153.5	—	153.5
Net unrealized gains (losses)	—	—	—	(157.8)	—	(157.8)

Net change in fair value of credit derivatives	—	—	—	(4.3)	—	(4.3)
Equity in earnings of subsidiaries	573.3	511.3	585.3	483.6	(2,153.5)	—
Other income(1)	—	—	—	(132.7)	(1.1)	(133.8)

Total revenues	573.3	511.3	585.9	1,877.9	(2,147.1)	1,401.3

Expenses
Loss and LAE	—	—	—	408.9	4.9	413.8
Amortization of deferred acquisition costs	—	—	—	41.7	(7.6)	34.1
Interest expense	—	39.3	53.6	21.7	(15.0)	99.6
Other operating expenses(2)	24.4	3.3	2.8	190.0	(2.2)	218.3

Total expenses	24.4	42.6	56.4	662.3	(19.9)	765.8

Income (loss) before income taxes	548.9	468.7	529.5	1,215.6	(2,127.2)	635.5
Total provision (benefit) for income taxes	—	(14.9)	(21.1)	110.3	12.3	86.6

Net income (loss)	548.9	483.6	550.6	1,105.3	(2,139.5)	548.9
Less: noncontrolling interest of variable interest entities	—	—	—	—	—	—

Net income (loss)	$548.9	$483.6	$550.6	$1,105.3	$(2,139.5)	$548.9

(1)
Includes fair value gain (loss) on CCS, net change in fair value of FG VIEs and other income.

(2)
Includes AGMH acquisition-related expenses and other operating expenses.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

15. Subsidiary Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2009
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Revenues
Net earned premiums	$—	$—	$—	$895.2	$35.2	$930.4
Net investment income	0.1	0.5	0.3	259.4	(1.1)	259.2
Net realized investment gains (losses)	—	—	—	(32.9)	0.2	(32.7)
Net change in fair value of credit derivatives:
Realized gains and other settlements	—	—	—	163.6	—	163.6
Net unrealized gains (losses)	—	—	—	(337.8)	—	(337.8)

Net change in fair value of credit derivatives	—	—	—	(174.2)	—	(174.2)
Equity in earnings of subsidiaries	124.5	319.4	743.6	285.3	(1,472.8)	—
Other income(1)	—	—	—	(52.9)	(12.7)	(65.6)

Total revenues	124.6	319.9	743.9	1,179.9	(1,451.2)	917.1

Expenses
Loss and LAE	—	—	—	378.3	(0.5)	377.8
Amortization of deferred acquisition costs	—	—	—	18.1	35.8	53.9
Interest expense	—	31.6	26.8	4.9	(0.5)	62.8
Goodwill and settlement of pre-existing relationship	—	—	—	(147.1)	170.4	23.3
Other operating expenses(2)	27.4	18.8	2.5	255.3	(37.6)	266.4

Total expenses	27.4	50.4	29.3	509.5	167.6	784.2

Income (loss) before income taxes	97.2	269.5	714.6	670.4	(1,618.8)	132.9
Total provision (benefit) for income taxes	—	(15.8)	(10.1)	56.5	6.3	36.9

Net income (loss)	97.2	285.3	724.7	613.9	(1,625.1)	96.0
Less: noncontrolling interest of variable interest entities	—	—	—	(1.2)	—	(1.2)

Net income (loss)	$97.2	$285.3	$724.7	$615.1	$(1,625.1)	$97.2

(1)
Includes fair value gain (loss) on CCS and other income.

(2)
Includes AGMH acquisition-related expenses and other operating expenses.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

15. Subsidiary Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2008
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Revenues
Net earned premiums	$—	$—	$261.4	$—	$261.4
Net investment income	0.5	0.1	162.0	—	162.6
Net realized investment gains (losses)	—	—	(69.8)	—	(69.8)
Net change in fair value of credit derivatives:
Realized gains and other settlements	—	—	117.6	—	117.6
Net unrealized gains (losses)	—	—	38.0	—	38.0

Net change in fair value of credit derivatives	—	—	155.6	—	155.6
Equity in earnings of subsidiaries	85.6	136.1	—	(221.7)	—
Other income(1)	—	1.0	43.4	(1.0)	43.4

Total revenues	86.1	137.2	552.6	(222.7)	553.2

Expenses
Loss and LAE	—	—	265.8	—	265.8
Amortization of deferred acquisition costs	—	—	61.2	—	61.2
Interest expense	—	23.3	—	—	23.3
Goodwill and settlement of pre-existing relationship	—	—	—	—	—
Other operating expenses	17.2	—	73.4	—	90.6

Total expenses	17.2	23.3	400.4	—	440.9

Income (loss) before income taxes	68.9	113.9	152.2	(222.7)	112.3
Total provision (benefit) for income taxes	—	(7.8)	51.2	—	43.4

Net income (loss)	68.9	121.7	101.0	(222.7)	68.9
Less: noncontrolling interest of variable interest entities	—	—	—	—	—

Net income (loss)	$68.9	$121.7	$101.0	$(222.7)	$68.9

(1)
Includes fair value gain (loss) on CCS and other income.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

15. Subsidiary Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$12.7	$6.6	$(21.7)	$650.8	$(34.0)	$614.4

Cash flows from investing activities
Fixed maturity securities:
Purchases	—	—	(0.3)	(1,349.4)	—	(1,349.7)
Sales	—	—	—	686.0	—	686.0
Maturities	—	—	0.4	326.5	—	326.9
Sales (purchases) of short-term investments, net	6.5	(17.3)	(12.1)	(15.8)	—	(38.7)
Net proceeds from financial guaranty variable entities' assets	—	—	—	424.0	—	424.0
Investment in subsidiary	—	—	25.0	—	(25.0)	—
Other	—	—	8.7	—	—	8.7

Net cash flows used in investing activities	6.5	(17.3)	21.7	71.3	(25.0)	57.2

Cash flows from financing activities
Return of capital	—	—	—	(25.0)	25.0	—
Dividends paid	(16.6)	—	—	(34.0)	34.0	(16.6)
Repurchases of common stock	—	—	—	—	—	—
Share activity under option and incentive plans	(2.6)	—	—	—	—	(2.6)
Net paydowns of financial guaranty variable entities' liabilities	—	—	—	(593.3)	—	(593.3)
Issuance of debt	—	—	—	—	—	—
Payment of long-term debt	—	—	—	(10.3)	—	(10.3)

Net cash flows provided by (used in) financing activities	(19.2)	—	—	(662.6)	59.0	(622.8)
Effect of exchange rate changes	—	—	—	3.2	—	3.2

Increase (decrease) in cash	—	(10.7)	—	62.7	—	52.0
Cash at beginning of period	—	13.0	—	94.2	—	107.2

Cash at end of period	$—	$2.3	$—	$156.9	$—	$159.2

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

15. Subsidiary Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$(2.1)	$10.7	$(25.1)	$(203.0)	$(30.0)	$(249.5)

Cash flows from investing activities
Fixed maturity securities:
Purchases	—	—	—	(1,166.3)	—	(1,166.3)
Sales	—	—	—	780.8	—	780.8
Maturities	—	—	4.1	484.5	—	488.6
Sales (purchases) of short-term investments, net	31.5	(10.8)	(2.4)	258.3	—	276.6
Net proceeds from financial guaranty variable entities' assets	—	—	—	217.3	—	217.3
Investment in subsidiary	—	—	25.0	—	(25.0)	—
Other	—	—	—	8.3	—	8.3

Net cash flows used in investing activities	31.5	(10.8)	26.7	582.9	(25.0)	605.3

Cash flows from financing activities
Return of capital	—	—	—	(25.0)	25.0	—
Dividends paid	(16.6)	—	—	(30.0)	30.0	(16.6)
Repurchases of common stock	(10.5)	—	—	—	—	(10.5)
Share activity under option and incentive plans	(2.3)	—	—	—	—	(2.3)
Net paydowns of financial guaranty variable entities' liabilities	—	—	—	(259.4)	—	(259.4)
Issuance of debt	—	—	—	—	—	—
Payment of long-term debt	—	—	—	(10.8)	—	(10.8)

Net cash flows provided by (used in) financing activities	(29.4)	—	—	(325.2)	55.0	(299.6)
Effect of exchange rate changes	—	—	—	(3.1)	—	(3.1)

Increase (decrease) in cash	—	(0.1)	1.6	51.6	—	53.1
Cash at beginning of period	—	0.1	—	44.0	—	44.1

Cash at end of period	$—	$—	$1.6	$95.6	$—	$97.2

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

15. Subsidiary Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2010
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$15.7	$11.8	$(49.0)	$199.5	$(74.0)	$104.0

Cash flows from investing activities
Fixed maturity securities:
Purchases	—	—	(15.0)	(2,446.7)	—	(2,461.7)
Sales	—	—	4.5	1,059.1	—	1,063.6
Maturities	—	—	6.4	988.0	—	994.4
Sales (purchases) of short-term investments, net	30.0	1.1	3.1	603.1	—	637.3
Net proceeds from financial guaranty variable entities' assets	—	—	—	424.0	—	424.0
Investment in subsidiary	—	—	50.0	—	(50.0)	—
Other	—	—	—	19.7	—	19.7

Net cash flows used in investing activities	30.0	1.1	49.0	647.2	(50.0)	677.3

Cash flows from financing activities
Return of capital	—	—	—	(50.0)	50.0	—
Dividends paid	(33.2)	—	—	(74.0)	74.0	(33.2)
Repurchases of common stock	(10.5)	—	—	—	—	(10.5)
Share activity under option and incentive plans	(2.0)	—	—	—	—	(2.0)
Net paydowns of financial guaranty variable entities' liabilities	—	—	—	(650.8)	—	(650.8)
Payment of long-term debt	—	—	—	(20.9)	—	(20.9)

Net cash flows provided by (used in) financing activities	(45.7)	—	—	(795.7)	124.0	(717.4)
Effect of exchange rate changes	—	—	—	(0.8)	—	(0.8)

Increase (decrease) in cash	—	12.9	—	50.2	—	63.1
Cash at beginning of period	—	0.1	—	44.0	—	44.1

Cash at end of period	$—	$13.0	$—	$94.2	$—	$107.2

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

15. Subsidiary Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2009
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$19.6	$(23.9)	$(24.7)	$355.8	$(47.6)	$279.2

Cash flows from investing activities
Fixed maturity securities:
Purchases	—	—	(1.7)	(2,286.0)	—	(2,287.7)
Sales	—	—	—	1,519.3	—	1,519.3
Maturities	—	—	1.6	216.3	—	217.9
Sales (purchases) of short-term investments, net	(52.3)	(3.5)	(0.3)	(341.0)	—	(397.1)
Capital contribution to subsidiary	(962.9)	(556.7)	—	(512.0)	2,031.6	—
Acquisition of AGMH	—	(546.0)	—	87.0	—	(459.0)
Investment in subsidiary	—	—	25.0	—	(25.0)	—
Other	—	—	—	9.4	—	9.4

Net cash flows used in investing activities	(1,015.2)	(1,106.2)	24.6	(1,307.0)	2,006.6	(1,397.2)

Cash flows from financing activities
Net proceeds from issuance of common stock and equity units	1,022.8	167.3	—	—	—	1,190.1
Capital contribution from parent	—	962.9	—	1,068.7	(2,031.6)	—
Return of capital	—	—	—	(25.0)	25.0	—
Dividends paid	(22.8)	—	—	(47.1)	47.6	(22.3)
Repurchases of common stock	(3.7)	—	—	—	—	(3.7)
Share activity under option and incentive plans	(0.7)	—	—	—	—	(0.7)
Payment of long-term debt	—	—	—	(14.8)	—	(14.8)

Net cash flows provided by (used in) financing activities	995.6	1,130.2	—	981.8	(1,959.0)	1,148.6
Effect of exchange rate changes	—	—	—	1.2	—	1.2

Increase (decrease) in cash	—	0.1	(0.1)	31.8	—	31.8
Cash at beginning of period	—	—	0.1	12.2	—	12.3

Cash at end of period	$—	$0.1	$—	$44.0	$—	$44.1

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

15. Subsidiary Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2008
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$21.4	$(5.2)	$459.6	$(48.8)	$427.0

Cash flows from investing activities
Fixed maturity securities:
Purchases	—	—	(1,272.0)	—	(1,272.0)
Sales	—	—	532.2	—	532.2
Maturities	—	—	11.7	—	11.7
Sales (purchases) of short-term investments, net	0.2	5.2	73.1	—	78.5
Capital contribution to subsidiary	(250.0)	(100.0)	—	350.0	—

Net cash flows used in investing activities	(249.8)	(94.8)	(655.0)	350.0	(649.6)

Cash flows from financing activities
Net proceeds from issuance of common stock and equity units	249.0	—	—	—	249.0
Capital contribution from parent	—	100.0	250.0	(350.0)	—
Dividends paid	(17.0)	—	(47.8)	48.8	(16.0)
Share activity under option and incentive plans	(3.6)	—	—	—	(3.6)

Net cash flows provided by (used in) financing activities	228.4	100.0	202.2	(301.2)	229.4
Effect of exchange rate changes	—	—	(2.5)	—	(2.5)

Increase (decrease) in cash	—	—	4.3	—	4.3
Cash at beginning of period	—	—	8.0	—	8.0

Cash at end of period	$—	$—	$12.3	$—	$12.3

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

        Any or all of Assured Guaranty's forward-looking statements herein are based on current expectations and the current economic environment and may turn out to be incorrect. Assured Guaranty's actual results may vary materially. Among factors that could cause actual results to differ materially are:

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

  •
  the impact of market volatility on the mark-to-market of the Company's contracts written in credit default swap ("CDS") form;

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

        The foregoing review of important factors should not be construed as exhaustive, and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report. The Company undertakes no obligation to update publicly or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law. Investors are advised, however, to consult any further disclosures the Company makes on related subjects in the Company's periodic reports filed with the SEC.

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

        For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Convention

        Unless otherwise noted, ratings disclosed in this Management's Discussion and Analysis of Assured Guaranty's insured portfolio reflect internal ratings. Although Assured Guaranty's rating scale is similar to that used by the nationally recognized statistical rating organizations, the ratings may not be the same as ratings assigned by any such rating agency. The super senior category, which is not generally used by rating agencies, is used by Assured Guaranty in instances where its AAA-rated exposure has additional credit enhancement due to either (1) the existence of another security rated AAA that is subordinated to Assured Guaranty's exposure or (2) Assured Guaranty's exposure benefitting from a different form of credit enhancement that would pay any claims first in the event that any of the exposures incurs a loss, and such credit enhancement, in management's opinion, causes Assured Guaranty's attachment point to be materially above the AAA attachment point.

Website Information

        The Company routinely posts important information for investors on its website (www.assuredguaranty.com), under the "Investor Information" (particularly under the "By Company," "Assured Guaranty Ltd." tabs) and "Press Room" tabs. The Company uses this website as a means of disclosing material, non-public information and for complying with its disclosure obligations under SEC Regulation FD (Fair Disclosure). Accordingly, investors should monitor the Investor Information portion of the Company's website, in addition to following the Company's press releases, SEC filings, public conference calls, presentations and webcasts. The information contained on, or that may be accessed through, the Company's website is not incorporated by reference into, and is not a part of, this Quarterly Report.

Executive Summary

        This executive summary of Management's Discussion and Analysis highlights selected information and may not contain all of the information that is important to readers of this Quarterly Report. For a complete description of events, trends and uncertainties, as well as the capital, liquidity, credit, operational and market risks and the critical accounting policies and estimates affecting the Company, this Quarterly Report should be read in its entirety and in addition to Assured Guaranty's Annual Report.

Business Overview

        Assured Guaranty provides, through its operating subsidiaries, credit protection products to the United States ("U.S.") and international public finance, infrastructure and structured finance markets. The Company has applied its credit underwriting judgment, risk management skills and capital markets experience to develop insurance, reinsurance and credit derivative products that protect holders of debt instruments and other monetary obligations from defaults in scheduled payments, including scheduled interest and principal payments. Financial guaranty contracts written in insurance form provide an unconditional and irrevocable guaranty that protects the holder of a financial obligation against non-payment of principal and interest when due. Financial guaranty contracts written in credit derivative form (typically CDS) are generally structured such that the circumstances giving rise to the Company's obligation to make loss payments are similar to those for financial guaranty contracts accounted for as insurance and only occurs upon one or more defined credit events with respect to one or more third party referenced securities or loans.

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

        Debt obligations guaranteed by the Company's insurance subsidiaries are generally awarded ratings that are the same rating as the financial strength rating of the Assured Guaranty subsidiary that has guaranteed that obligation. Investors in products insured by Assured Guaranty Municipal Corp. ("AGM") or Assured Guaranty Corp. ("AGC") frequently rely on rating agency ratings. Therefore, low financial strength ratings or uncertainty over AGM's or AGC's abilities to maintain their financial strength ratings would have a negative impact on the demand for their insurance product.

        As of August 9, 2011, AGM and AGC and their respective insurance-company subsidiaries had financial strength ratings of Aa3 (negative outlook) by Moody's Investors Service, Inc. ("Moody's") and AA+ (negative outlook) by Standard and Poor's Rating Services ("S&P"). In connection with S&P's downgrade on August 5, 2011 of the long-term sovereign credit rating of the United States of America to AA+ (negative outlook), on August 8, 2011, S&P affirmed the rating of AGL and the financial strength ratings of AGM and AGC and their respective insurance company subsidiaries, and revised the outlooks of those entities from stable to negative. S&P noted in its Research Update that the rating action did not reflect a change in S&P's view of Assured Guaranty's fundamental credit characteristics, but rather was a result of the application of its criteria that the sovereign local-currency credit rating constrains its financial strength ratings on insurers whose businesses and assets are highly concentrated in the U.S. and which have significant holdings in U.S. Treasury and agency securities.

        A downgrade by Moody's or S&P of the financial strength ratings of the Company's insurance subsidiaries may have a negative impact on the Company's liquidity. A downgrade may trigger (1) increased claims on some of the Company's insurance policies, in certain cases, on a more accelerated basis than when the original transaction closed; or (2) termination payments or collateral posting under CDS contracts. A downgrade in the financial strength ratings may also enable beneficiaries of the Company's policies to cancel the credit protection offered by the Company and cease paying premium. A downgrade may also enable primary insurance companies that had ceded business to the Company to recapture a significant portion of its in-force financial guaranty reinsurance business.

        In 2011, the Company is focusing on three principal areas that are critical to Assured Guaranty's future growth and business potential. Those areas are:

  •
  S&P's proposal to change its bond insurance rating criteria.

  •
  Loss mitigation, including the pursuit of recoveries for breaches of representations and warranties and efforts to improve servicing.

  •
  New business development.

S&P's Proposal

        On January 24, 2011, S&P requested comments on proposed changes to its bond insurance ratings criteria. S&P noted that it could lower its financial strength ratings on existing investment grade bond insurers (which include the Company's insurance subsidiaries) by one or more rating categories if the proposed bond insurance ratings criteria are adopted, unless those bond insurers raise additional capital or reduce risk. This action by S&P has exacerbated uncertainty in the market over the Company's financial strength ratings and has a negative impact on the demand for the Company's insurance product. The Company has submitted comment letters to S&P discussing the modifications that it believes would be necessary to establish a supportable framework for determining the ratings of financial guaranty companies. S&P is in the process of analyzing the feedback received from market participants and revisiting its assumptions and analysis in light of the feedback. S&P also stated that it expects to publish the final criteria in the third quarter of 2011 and to publish updated ratings that reflect the application of the new criteria by September 30, 2011. If S&P were not to accept any of our comments and adopts the ratings criteria as proposed, the new criteria could have an adverse impact on the financial strength ratings of the Company's insurance subsidiaries if the Company were unable to reduce risk or raise capital on acceptable terms. Since S&P announced its proposed criteria, the Company has been pursuing strategies to improve its rating agency capital position. Such strategies include;

  •
  Negotiating comprehensive agreements with R&W providers, such as the Bank of America Agreement consummated on April 14, 2011. See "Recoveries for Breaches of R&W" below.

  •
  Agreeing to terminate contracts under which the Company sells credit protection. Through June 30, 2011, the Company agreed to terminate CDS with net par of $7.7 billion, resulting in net gains of $15.5 million in the three-month period ended March 31, 2011 ("First Quarter 2011") and $16.4 million in losses in the three-month period ended June 30, 2011 ("Second Quarter 2011").

  •
  Commuting reinsurance contracts. In 2011, the Company cancelled an assumed reinsurance contract for a gain of $8.1 million and cancelled a ceded reinsurance contract for a gain of $24.1 million. In 2010, the Company reassumed previously ceded business resulting in gains of $16.7 million.

  •
  Purchasing securities insured by the Company. In 2011, the Company purchased additional insured securities bringing the June 30, 2011 carrying value of assets purchased for loss mitigation purposes to $244.3 million, with a par of $1,029.3 million.

Recoveries for Breaches of R&W

        On April 14, 2011, Assured Guaranty reached a comprehensive agreement with Bank of America Corporation and its subsidiaries, including Countrywide Financial Corporation and its subsidiaries (collectively, "Bank of America"), regarding their liabilities with respect to 29 RMBS transactions insured by Assured Guaranty, including claims relating to reimbursement for breaches of R&W and historical loan servicing issues ("Bank of America Agreement"). Of the 29 RMBS transactions, eight are second lien transactions and 21 are first lien transactions. The Bank of America Agreement covers Bank of America-sponsored securitizations that AGM or AGC has insured, as well as certain other securitizations containing concentrations of Countrywide-originated loans that AGM or AGC has insured. The transactions covered by the Bank of America Agreement have a gross par outstanding of $4.7 billion ($4.4 billion net par outstanding) as of June 30, 2011, or 28% of Assured Guaranty's total below-investment-grade ("BIG") RMBS net par outstanding.

        Bank of America paid $928.1 million in Second Quarter 2011 in respect of covered second lien transactions and is obligated to pay another $171.9 million by March 2012. In consideration of the $1.1 billion, the Company has agreed to release its claims for the repurchase of mortgage loans underlying the eight second lien transactions (i.e. Assured Guaranty will retain the risk of future insured losses without further offset for R&W claims against Bank of America).

        In addition, Bank of America will reimburse Assured Guaranty 80% of claims Assured Guaranty pays on the 21 first lien transactions, until aggregate collateral losses on such RMBS transactions reach $6.6 billion. The Company accounts for the 80% loss sharing agreement with Bank of America as subrogation. As the Company calculates expected losses for these 21 first lien transactions, such expected losses will be offset by an R&W benefit from Bank of America for 80% of these amounts. As of June 30, 2011, Bank of America had placed $1.0 billion of eligible assets in trust in order to collateralize the reimbursement obligation relating to the first lien transactions. The amount of assets required to be posted may increase or decrease from time to time, as determined by rating agency requirements.

        As of June 30, 2011, cumulative collateral losses on the 21 first lien RMBS transactions were approximately $1.6 billion. The Company estimates that cumulative projected collateral losses for these first lien transactions will reach $4.84 billion, which will result in estimated gross expected losses to the Company of $630.9 million before considering R&W recoveries from Bank of America, and $126.8 million after considering such R&W recoveries. As of June 30, 2011, the Company had been reimbursed $14.9 million in respect of the covered first lien transactions under the Bank of America Agreement.

        Although the Bank of America Agreement was executed in Second Quarter 2011, it provided additional evidence about the estimates inherent in the loss estimation process at March 31, 2011 and, therefore, the March 31, 2011 loss estimates incorporated updated assumptions and estimates reflecting the terms of the Bank of America Agreement. The benefit for R&W in 2011 reflects higher expected recoveries across all transactions as a result of the Bank of America Agreement. For transactions covered under the Bank of America Agreement, the R&W benefit has been updated to reflect amounts collected and expected to be collected under the terms of the Bank of America Agreement. For transactions with other sponsors of U.S. RMBS, against which the Company is pursuing R&W claims, the Company has increased the benefit for R&W in 2011 to reflect the probability that actual recovery rates may be higher than originally expected in First Quarter 2011. For transactions involving R&W providers other than Bank of America, the Company has continued to review additional loan files and has found breach rates consistent with those in the Bank of America transactions.

        As a result of the 80% loss sharing arrangement, the Company increased its estimate of expected R&W recoveries during First Quarter 2011 for the transactions covered under the Bank of America Agreement by $411.2 million, resulting in an increase to pre-tax income of approximately $220 million. Changes in gross expected loss on these first lien transactions will result in a corresponding benefit for R&W equal to 80% of such development, up to $6.6 billion of collateral losses.

        The Company believes the Bank of America Agreement was a significant step in the effort to recover U.S. RMBS losses the Company experienced resulting from breaches of R&W. The Company is continuing to pursue other representation and warranty providers for U.S. RMBS transactions it has insured. See "Recovery Litigation", below for a discussion of the litigation proceedings the Company has initiated against other R&W providers.

New Business Development

        Management believes that the Company is able to provide value not only by insuring the timely payment of scheduled interest and principal amounts when due, but also through its underwriting skills and surveillance capabilities, particularly with regard to the U.S. public finance market. Few individual or even institutional investors have the analytic resources to cover all the varied municipal credits in that market, which are estimated to number more than 30,000. Through its financial guaranty, the Company undertakes the tasks of credit selection, analysis, negotiation of terms, monitoring and, if necessary, remediation. Management believes this allows retail investors to participate more widely, institutional investors to operate more efficiently and smaller, less well-known issuers to gain market access on a more cost-effective basis. In fact, in Second Quarter 2011, based on par, the Company insured approximately 15% of new U.S. municipal issues that were $25 million or less in size across all rating categories.

Economic Environment

        Early-stage mortgage delinquencies have slowly improved in 2011, but severities on first lien transactions have increased. New issuance in the U.S. and international public finance sectors has not returned to historic levels, and the market for financial guaranty insurance has been hampered by ratings actions and municipal rating recalibrations, as well as reduced new issuance volume. In particular, in the U.S. public finance market, new issue volume for the first half of 2011 was only $115.0 billion, down 44% from the same period in 2010. The factors contributing to this decline include:

  •
  Strong volume in December 2010, as issuers seeking to take advantage of the expiring Build America Bonds program issued $15.4 billion of new bonds.

  •
  Reduction in capital spending due to municipal budget constraints, resulting in less need for increased debt.

  •
  Reluctance to increase taxes to service principal and interest costs under new debt.

Financial Performance

        The table below presents selected financial data in accordance with accounting principles generally accepted in the United States of America ("GAAP").

Reported Financial Results

	Second Quarter		Six Months
	2011	2010	2011	2010
	(dollars in millions, except per share amounts)
Net earned premiums	$230.0	$292.1	$484.0	$611.7
Net investment income	100.8	90.9	197.2	175.2
Realized gains and other settlements on credit derivatives	(10.8)	38.4	24.6	65.1
Net unrealized gains (losses) on credit derivatives	(48.6)	35.1	(319.7)	287.2
Net change in fair value of financial guaranty variable interest entities	(193.7)	0.5	(99.8)	(10.1)
Loss and loss adjustment expenses	(132.9)	(71.2)	(105.9)	(201.7)
Other operating expenses	(48.5)	(47.4)	(105.3)	(110.0)
Net income (loss).	(57.7)	203.5	67.7	525.5
Diluted earnings per share	(0.31)	1.08	0.36	2.77

        Second Quarter 2011 net loss was driven primarily by fair value losses on credit derivatives and financial guaranty variable interest entities' ("FG VIEs"). Fair value losses on credit derivatives resulted primarily from the narrowing of AGC and AGM credit spreads. Fair value losses on FG VIEs resulted primarily from losses on consolidation of eight new VIEs of $95.3 million, pretax, and declines in fair value of the underlying collateral on two consolidated VIEs. Second Quarter 2011 also includes a gain on commutation of a financial guaranty assumed reinsurance contract of $8.1 million, pretax, as the Company actively seeks to reduce exposure to BIG monolines. Net investment income increased due to the shift towards longer duration assets and increased invested assets largely due to cash received under the Bank of America Agreement in Second Quarter 2011. As expected, net earned premiums and credit derivative fees in Second Quarter 2011 declined compared with the three-months period ended June 30, 2010 (Second Quarter 2010") as the structured in-force book of business declines. Loss and loss adjustment expenses ("LAE") increased compared with Second Quarter 2010 and was higher than expected due primarily to the decline in the risk-free rates used to discount cash flows in the loss models.

        For the six-month period ended June 30, 2011 ("Six Months 2011"), net income also includes fair value losses on credit derivatives and FG VIEs. In addition to the effect of AGC and AGM credit spread narrowing since year end 2010, Six Month 2011 also includes fair value losses due to a refinement in assumptions in the First Quarter 2011. Six Months 2011 commutation gains on financial guaranty insurance contracts accounted for as insurance amounted to $32.2 million, compared with $16.7 million for the six-month period ended June 30, 2010 ("Six Months 2010"). Changes in net investment income and net earned premiums between Six Months 2011 and 2010 are caused by the same factors described above for Second Quarter 2011. Loss and LAE for Six Months 2011 benefited significantly from increased R&W estimates as a result of the Bank of America Agreement. Approximately $308 million in pretax income was generated by the increase in estimated contractual R&W recoveries on transactions covered by the Bank of America Agreement in Six Months 2011.

        In addition to GAAP measures, the Company evaluates several non-GAAP financial measures. See "—Non-GAAP Financial Measures" for a description and reconciliation to the most comparable GAAP measures. The most significant differences between GAAP reported net income and non-GAAP operating income are the removal of unrealized gains and losses related to credit derivatives that are not indicative of economic loss, and reversing the effects of consolidating FG VIEs.

        Operating income was $136.3 million in Second Quarter 2011 compared with $172.0 million in Second Quarter 2010, a decline of 20.8%. Operating income does not include fair value gains and losses on credit derivatives and FG VIEs which are not indicative of economic loss, and other items as described in "—Non-GAAP Financial Measures." The primary components of operating income are premiums, credit derivative revenues, net investment income, loss expense, and operating and interest expenses, in addition to any transactional gains and loss such as R&W agreements, commutations and terminations.

        Operating income declined from Second Quarter 2010 to Second Quarter 2011 due primarily to the decline in scheduled net earned premiums, which is consistent with expectations previously disclosed, and higher total loss expense from insurance and credit derivative losses. Losses were higher than previously expected due primarily to loss development caused by the decline in risk-free rates used to discount cash flows in the RMBS loss models for longer-dated transactions such as closed-end second liens. Commutations of financial guaranty reinsurance contracts and CDS terminations contributed $14.4 million in losses in Second Quarter 2011 compared with $2.2 million in gains in Second Quarter 2010.

        Operating income for Six Months 2011 was $385.2 million, 35.3% higher than Six Months 2010 operating income of $284.6 million. The primary driver of the increase in operating income on a year to date basis is the increased benefit for R&W as a result of the Bank of America Agreement of approximately $308 million in pretax income.

 New Business Production

	Second Quarter			Six Months
	2011	2010	Change	2011	2010	Change
	(dollars in millions)
Present Value of New Business Production ("PVP")
Public Finance—U.S.
Primary Markets	$36.0	$72.7	$(36.7)	$62.7	$133.1	$(70.4)
Secondary Markets	8.8	8.7	0.1	16.1	22.6	(6.5)
Public Finance—non-U.S.
Primary Markets	—	—	—	—	—	—
Secondary Markets	—	0.7	(0.7)	—	0.7	(0.7)
Structured Finance—U.S.	7.1	5.7	1.4	18.4	10.2	8.2
Structured Finance—non-U.S.	—	2.1	(2.1)	7.2	2.1	5.1

Total PVP	$51.9	$89.9	$(38.0)	$104.4	$168.7	$(64.3)

Gross Par Written	$4,373	$8,261	$(3,888)	$6,692	$15,449	$(8,757)

        PVP represents the present value of estimated future earnings primarily on new financial guaranty contracts written in the period, before consideration of cessions to reinsurers. During Second Quarter 2011, PVP decreased 42.3% to $51.9 million, largely as a result of the 31.8% reduction in the new issue market for U.S. municipal bonds in Second Quarter 2011 compared with Second Quarter 2010 and ratings uncertainty caused by S&P's proposed changes to bond insurer rating criteria. The total par insured by the Company declined by 47.1% in Second Quarter 2011 compared with Second Quarter 2010. Although, PVP for U.S. Public Finance was higher in Second Quarter 2011 than First Quarter 2011 by 34.8%.

        During Six Months 2011, PVP decreased 38.1% to $104.4 million, largely as a result of the 44% reduction in the new issue market for U.S. municipal bonds in Six Months 2011 compared with Six Months 2010. The total par insured by the Company declined in Six Months 2011 to the comparable amount in Six Months 2010 by 56.7%.

        The Company insured 12.1% of new issue transactions and 6.0% of new-issue par sold in the U.S. public finance market during Second Quarter 2011, compared with 12.9% of new-issue transactions and 7.0% of new-issue par during Second Quarter 2010. While new issuances in the U.S. municipal market declined in Six Months 2011 compared with Six Months 2010 as municipalities reduced borrowing due to issuers' general reluctance in the current environment to incur additional debt, Assured Guaranty's market penetration remained relatively stable. The new issue U.S. public finance par penetration rate for the Six Months 2011 declined from 6.7% in Six Months 2010 to 5.6% due to potential ratings criteria changes from S&P. The following table presents additional detail with respect to the Company's penetration into the U.S. public finance market.

Municipal Market Data

	Six Months		Year Ended December 31,
	2011		2010		2009
	Par	Number of issues	Par	Number of issues	Par	Number of issues
	(dollars in billions, except number of issues)
New municipal bonds issued	$115.0	4,670	$430.8	13,594	$406.8	11,412
Insured by all financial guarantors	6.4	542	26.8	1,697	35.4	2,012
Insured by AGC and AGM	6.4	541	26.8	1,697	34.8	2,005
Issued under BABs program	—	—	117.3	1,567	64.2	784
Insured under BABs program by AGC and AGM	—	—	4.7	153	1.7	87

 Results of Operations

Estimates and Assumptions

        The Company's consolidated financial statements include amounts that are determined using estimates and assumptions. The actual amounts realized could ultimately be materially different from the amounts currently provided for in the Company's consolidated financial statements. Management believes the most significant items requiring inherently subjective and complex estimates to be expected losses, including assumptions for breaches of R&W, fair value estimates, other-than-temporary impairment ("OTTI"), deferred income taxes, and premium revenue recognition.

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

Change in Accounting Policy

        Prior to January 1, 2011, the Company managed its business and reported financial information for two principal financial guaranty segments: direct and reinsurance. There has been no market for assumed financial guaranty reinsurance in the past two years, and one is not expected to develop in the foreseeable future. The Company's reinsurance subsidiary, Assured Guaranty Re Ltd. ("AG Re"), now writes new treaties only with affiliates that are eliminated in consolidation. As a result, the chief operating decision maker now manages the operations of the Company at a consolidated level and no longer uses underwriting gain (loss) by segment as an operating metric. Therefore, segment financial information is no longer disclosed.

Consolidated Results of Operations

Consolidated Results of Operations

	Second Quarter		Six Months
	2011	2010	2011	2010
	(in millions)
Revenues:
Net earned premiums	$230.0	$292.1	$484.0	$611.7
Net investment income	100.8	90.9	197.2	175.2
Net realized investment gains (losses)	(5.1)	(8.4)	(2.3)	1.0
Net change in fair value of credit derivatives:
Realized gains and other settlements	(10.8)	38.4	24.6	65.1
Net unrealized gains	(48.6)	35.1	(319.7)	287.2

Net change in fair value of credit derivatives	(59.4)	73.5	(295.1)	352.3
Fair value gain (loss) on committed capital securities	0.6	12.6	1.1	11.3
Net change in fair value of financial guaranty VIEs	(193.7)	0.5	(99.8)	(10.1)
Other income	28.8	(13.5)	71.0	(26.4)

Total revenues	102.0	447.7	356.1	1,115.0

Expenses:
Loss and LAE	132.9	71.2	105.9	201.7
Amortization of deferred acquisition costs	9.5	6.9	16.9	15.1
Assured Guaranty Municipal Holdings Inc. acquisition-related expenses	—	2.8	—	6.8
Interest expense	24.7	24.9	49.5	50.0
Other operating expenses	48.5	47.4	105.3	110.0

Total expenses	215.6	153.2	277.6	383.6

Income (loss) before provision for income taxes	(113.6)	294.5	78.5	731.4
Provision (benefit) for income taxes	(55.9)	91.0	10.8	205.9

Net income (loss)	$(57.7)	$203.5	$67.7	$525.5

Net Earned Premiums

Net Earned Premiums

	Second Quarter		Six Months
	2011	2010	2011	2010
	(in millions)
Financial guaranty:
Public finance
Scheduled net earned premiums	$91.4	$96.5	$182.6	$185.3
Acceleration of premium earnings(1)	21.0	15.5	50.6	31.8

Total public finance	112.4	112.0	233.2	217.1
Structured finance
Scheduled net earned premiums and accretion(2)	117.1	179.5	249.8	394.3
Acceleration of premium earnings(1)	—	(0.1)	—	(1.0)

Total structured finance	117.1	179.4	249.8	393.3
Other	0.5	0.7	1.0	1.3

Total net earned premiums	$230.0	$292.1	$484.0	$611.7

(1)
Reflects the unscheduled refunding or early termination of underlying insured obligations.

(2)
Excludes $18.3 million and $15.6 million in Second Quarter 2011 and 2010, respectively and $37.4 million and $21.6 million for Six Months 2011 and 2010, respectively, related to consolidated FG VIEs.

        Net earned premiums decreased in Second Quarter 2011 and Six Months 2011 from the amount in Second Quarter 2010 and Six Months 2010, primarily due to the decline in structured finance scheduled net earned premium as the par outstanding declines. Second Quarter 2011 scheduled net earned premiums were consistent with expected amounts.

        At June 30, 2011, $5.6 billion of deferred premium revenue remained to be earned over the life of the insurance contracts. Due to the runoff of deferred premium revenue, which includes acquisition accounting adjustments, net earned premiums are expected to decrease each year unless replaced by new business.

        Net earned premiums exclude the net earned premium related to consolidated FG VIEs. The consolidated FG VIEs are entities that are established and used in insured structured financings for which the Company is deemed to have a controlling financial interest, as defined by GAAP, due to its ability to terminate and replace the transaction's servicer.

Net Investment Income

        Investment income is a function of the yield that the Company earns on invested assets. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the invested assets.

        Net investment income increased due to a shift to longer duration assets, higher income on securities that were purchased for loss mitigation purposes, and additional earnings on the cash received under the Bank of America Agreement. The amortized cost of fixed maturities and short-term investments averaged $10.8 billion with a duration of 4.9 years in Second Quarter 2011 compared with $10.3 billion and 4.3 years, respectively, for Second Quarter 2010. The pre-tax book yield was 3.75% at June 30, 2011 and 3.50% at June 30, 2010, respectively.

Net Realized Investment Gains (Losses)

        The table below presents the components of net realized investment gains (losses). OTTI included below was primarily attributable to mortgage-backed securities that were acquired for loss mitigation purposes and municipal securities where we have the intent to sell. OTTI amounts reported in the statements of operations represent the credit component of the change in fair value of OTTI securities and the entire unrealized loss related to securities the Company intends to sell.

Net Realized Investment Gains (Losses)

	Second Quarter		Six Months
	2011	2010	2011	2010
	(in millions)
Realized investment gains (losses) on sales of investments	$6.5	$8.9	$13.9	$18.8
OTTI:
Intent to sell	(0.8)	(1.3)	(3.5)	(1.7)
Credit losses on securities(1)	(10.8)	(16.0)	(12.7)	(16.1)

OTTI	(11.6)	(17.3)	(16.2)	(17.8)

Net realized investment gains (losses)	$(5.1)	$(8.4)	$(2.3)	$1.0

(1)
Includes OTTI on bonds purchased for loss mitigation purposes or obtained in settlements of insured transactions.

Other Income

        The following table details the components of other income.

Other Income

	Second Quarter		Six Months
	2011	2010	2011	2010
	(in millions)
Foreign exchange gain (loss) on revaluation of premium receivable	$5.8	$(24.2)	$18.7	$(55.3)
Commutation gains	8.1	2.2	32.2	16.7
R&W settlement benefit	10.3	—	10.3	—
Other	4.6	8.5	9.8	12.2

Total other income	$28.8	$(13.5)	$71.0	$(26.4)

        The R&W settlement benefit recorded in other income in Second Quarter 2011 represents one transaction where the Company recovered more than its expected lifetime losses due to a negotiated agreement with the counterparty of this insured transaction. Such excess may not be recorded as an offset to loss and LAE under GAAP.

Other Operating Expenses

        Compensation is a primary component of other operating expenses and varies primarily based on headcount and performance-driven long-term incentive compensation. Other operating expenses increased in Second Quarter 2011 due primarily to lower deferral rates for policy acquisition costs offset in part by declines in gross compensation expense. Deferral rates in Second Quarter 2011 and 2010 were 15.8% and 24.8%, respectively. Other operating expenses in Six Months 2011 decreased primarily due to declines in compensation expense offset in part by lower deferral rates for policy acquisition costs. Deferral rates in Six Months 2011 and 2010 were 15.9% and 19.8%, respectively.

Losses in the insured portfolio

        The insured portfolio includes policies accounted for under three separate accounting models depending on the characteristics of the contract and the Company's control rights. The following provides a very summarized description of the three accounting models; however, please refer to Notes 4, 6 and 7 in the unaudited consolidated financial statements included in this Form 10-Q, and in the corresponding Notes to the December 31, 2010 consolidated financial statements in the Company's Form 10-K, for a full description of the three accounting models: financial guaranty insurance, credit derivatives and consolidated variable interest entities. For credit derivatives, please also refer to Note 5, Fair Value Measurement.

  •
  For contracts accounted for as financial guaranty insurance, loss and LAE reserve is generally recorded only to the extent and for the amount that expected losses to be paid (calculated on a present value probability weighted basis) exceed deferred premium revenue. As a result, the Company has expected losses to be expensed in future periods, which represents past or future claim payments that have not yet been expensed. Expected loss to be paid is important from a liquidity perspective in that it provides information on how much the Company expects to pay or recover in future periods. Expected loss to be expensed is important because it presents the Company's projections of losses that will be recognized in future periods as deferred premium revenue amortizes into income on financial guaranty insurance policies with credit deterioration. Both of these measures are discussed below.

  •
  For contracts accounted for as credit derivatives, the Company records the fair value of these contracts on the consolidated balance sheet with changes in fair value recorded in the consolidated statement of operations. In periods prior to 2009, when the Company was actively writing credit derivatives, they were considered an extension of the financial guaranty insurance business. The Company's credit derivatives are not actively traded as are credit derivatives in other financial services industries. Management expects the fair value gains and losses to reverse to zero as the contract approaches maturity, except for economic claim payments. See "—Net change in fair value of credit derivatives." Expected loss to be paid is considered in the fair value of each contract and is an important measure for management to analyze the net economic loss on credit derivatives. The fair value recorded on the balance sheet represents a hypothetical exit price determined using significant Level 3 inputs in an internally developed model while the expected loss to be paid uses methodologies and assumptions consistent with financial guaranty insurance expected losses to be paid.

  •
  For consolidated FG VIEs used in structured finance financial guaranty insurance transactions, where the Company is deemed, under GAAP, to have a controlling financial interest, expected loss to be paid is reflected in the fair value of the FG VIEs assets and liabilities. The Company carries all the assets and liabilities of the FG VIEs at fair value under the fair value option election. Management assesses credit impairment on structured finance transactions using consolidated FG VIEs in the same manner as other financial guaranty insurance or credit derivative contracts. The fair value of FG VIEs recorded on the balance sheet reflects additional factors other than expected loss such as changes in market spreads. These contracts are not actively traded and therefore management expects the fair value gains and losses to reverse to zero as the contract approaches maturity, except for economic claim payments. Expected loss to be paid for FG VIEs pursuant to AGC's and AGM's financial guaranty policies is calculated in a manner consistent with financial guaranty insurance contracts.

        In order to effectively manage the economics of the entire insured portfolio, management compiles and analyzes loss information for all policies on a consistent basis. That is, management monitors and assigns ratings and calculates expected losses in the same manner for all its exposures regardless of form or differing accounting models to ensure that assumptions and models are consistently applied. Management also considers contract specific characteristics that affect the estimates of expected loss.

        Risk Management and Surveillance personnel are responsible for monitoring and reporting on all transactions in the insured portfolio. The primary objective of the surveillance process is to monitor trends and changes in transaction credit quality, detect any deterioration in credit quality, and recommend to management such remedial actions as may be necessary or appropriate. All transactions in the insured portfolio are assigned internal credit ratings, and Surveillance personnel are responsible for recommending adjustments to those ratings to reflect changes in transaction credit quality. Surveillance personnel present analyses related to potential losses to the loss reserve committees for consideration in estimating the expected loss. Such analyses include the consideration of various scenarios with potential probabilities assigned to them. Depending upon the nature of the risk, the Company's view of the potential size of any loss and the information available, that analysis may be based upon individually developed cash flow models, internal credit rating assessments and sector-driven loss severity assumptions, judgmental assessment or, in the case of its assumed business, loss estimates provided by ceding insurers. The loss reserve committees review and refresh the expected loss estimates each quarter. The Company's estimate of ultimate loss on a policy is subject to significant uncertainty over the life of the insured transaction due to the potential for significant variability in credit performance due to changing economic, fiscal and financial market variability over the long duration of most contracts. The determination of expected loss is an inherently subjective process involving numerous estimates, assumptions and judgments by management. The most significant losses have been generated by the U.S. RMBS sector.

        The Company projects losses in U.S. RMBS on a transaction-by-transaction basis by projecting the performance of the underlying pool of mortgages over time and then applying the structural features (i.e., payment priorities and tranching) of the RMBS to the projected performance of the collateral over time. The resulting projected claim payments or reimbursements are then discounted to a present value using a risk-free rate. For transactions other than those covered by the Bank of America Agreement where the Company projects it will receive recoveries from providers of R&W, the projected amount of recoveries is included in the projected cash flows from the collateral. The Company runs, and probability-weights, several sets of assumptions (referred to as "scenarios") regarding potential mortgage collateral performance and R&W recoveries.

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

        Mortgage borrowers that are not more than one payment behind (generally considered performing borrowers) have demonstrated an ability and willingness to pay throughout the recession and mortgage crisis, and as a result are viewed as less likely to default than delinquent borrowers. Performing borrowers that eventually default will also need to progress through delinquency categories before any defaults occur. The Company projects how much of the currently performing loans will default, and when, by first converting the projected near-term defaults of delinquent borrowers derived from liquidation rates into a vector of conditional default rates, then projecting how the conditional default rates will develop over time. Loans that are defaulted pursuant to the conditional default rate after the liquidation of currently delinquent loans represent defaults of currently performing loans. A conditional default rate is the outstanding principal amount of loans defaulting in a given month divided by the remaining outstanding amount of the whole pool of loans (or "collateral pool balance"). The collateral pool balance decreases over time as a result of scheduled principal payments, partial and whole principal repayments, and defaults.

        In order to derive collateral pool losses from the collateral pool defaults it has projected, the Company applies a loss severity. The loss severity is the amount of loss the transaction experiences on a defaulted loan after the application of net proceeds from the disposal of the underlying property. The Company projects loss severities by sector based on experience to date. Further detail regarding the assumptions and variables the Company used to project collateral losses in its U.S. RMBS portfolio may be found in Note 4 of the consolidated financial statements.

        The Company is in the process of enforcing claims for breaches of R&W regarding the characteristics of the loans included in the collateral pools. The Company calculates a credit to the RMBS issuer for such recoveries where the R&W were provided by an entity the Company believes to be financially viable and where the Company already has access or believes it will attain access to the underlying mortgage loan files. The credit for R&W as of June 30, 2011 also includes contractual recoveries of $171.9 million that Bank of America is obligated to pay on second lien transactions by March 31, 2012, as well as 80% of expected losses to be paid on Bank of America first lien transactions. For non-Bank of America transactions, this credit is based on either a factor of actual repurchase rates achieved, or it is estimated by reducing collateral losses projected by the Company to reflect a factor of the recoveries the Company believes it will achieve, which factor is derived based on the number of breaches identified to date and incorporated scenarios based on the amounts the Company was able to negotiate under the Bank of America Agreement. The first lien approach is different from the second lien approach because the Company's first lien transactions have multiple tranches and a more complicated method is required to correctly allocate credit to each tranche. In each case, the credit is a function of the projected lifetime collateral losses in the collateral pool, so an increase in projected collateral losses increases the R&W credit calculated by the Company for the RMBS issuer. Further detail regarding how the Company calculates these credits may be found under

"Breaches of Representations and Warranties" in Note 4 of the unaudited consolidated financial statements.

        The Company projects the overall future cash flow from a collateral pool by adjusting the payment stream from the principal and interest contractually due on the underlying mortgages for (a) the collateral losses it projects as described above, (b) assumed voluntary prepayments and (c) recoveries for breaches of R&W as described above. The Company then applies an individual model of the structure of the transaction to the projected future cash flow from that transaction's collateral pool to project the Company's future claims and claim reimbursements for that individual transaction. Finally, the projected future claims and reimbursements are discounted to a present value using a risk-free rate to arrive at expected loss to be paid. As noted above, the Company runs several sets of assumptions regarding mortgage collateral performance, or scenarios, and probability-weights them.

        For student loans, expected losses are primarily due to (i) the poor credit performance of private student loan collateral; (ii) high interest rates on securities with respect to the auctions that have failed or (iii) high interest rates on variable rate demand obligations that have been put to the liquidity provider by the holder and are therefore bearing high "bank bond" interest rates.

        XXX life insurance reserve securitization transactions are based on discrete blocks of individual life insurance business. In these transactions the monies raised by the sale of the bonds insured by the Company were used to capitalize a special purpose vehicle that provides reinsurance to a life insurer or reinsurer. The monies are invested at inception in accounts managed by third party investment managers. In order for the Company to incur an ultimate net loss on these transactions, adverse experience on the underlying block of life insurance policies and/or credit losses in the investment portfolio would need to exceed the level of credit enhancement built into the transaction structures. In particular, such credit losses in the investment portfolio could be realized in the event that circumstances arise resulting in the early liquidation of assets at a time when their market value is less than their intrinsic value. Expected loss on XXX life insurance reserve securitization transactions are based on an analysis of information currently available, including estimates of future investment performance provided by the current investment manager, and projected credit impairments on the invested assets and performance of the blocks of life insurance business.

        In addition to the structured finance portfolio, the Company also has expected losses for certain transactions in the public finance sector which are discussed in Note 4 to the consolidated financial statements.

        Expected loss to be paid consists primarily of the present value of future: expected claim payments, expected recoveries of excess spread in the transaction structures, cessions to reinsurers under quota share and excess of loss treaties, and expected recoveries for breaches of R&W and other loss mitigation strategies. Assumptions used in the determination of the expected loss to be paid presented below, such as delinquency, severity, and discount rates and expected timeframes to recovery in the mortgage market were consistent by sector regardless of the accounting model used.

Net Expected Loss to be Paid

	As of June 30, 2011
	Financial Guaranty Insurance(1)	Financial Guaranty VIEs	Financial Guaranty Insurance and VIEs(1)	Credit Derivatives(2)	Total
	(in millions)
US RMBS:
First lien:
Prime first lien	$3.2	$—	$3.2	$—	$3.2
Alt-A first lien	138.8	28.8	167.6	210.3	377.9
Option ARM	213.5	53.4	266.9	83.9	350.8
Subprime	110.7	50.8	161.5	133.0	294.5

Total first lien	466.2	133.0	599.2	427.2	1,026.4
Second Lien:
Closed-end second lien	(69.1)	(25.6)	(94.7)	(4.3)	(99.0)
Home equity lines of credit ("HELOCs")	74.7	(113.0)	(38.3)	—	(38.3)

Total second lien	5.6	(138.6)	(133.0)	(4.3)	(137.3)

Total U.S. RMBS	471.8	(5.6)	466.2	422.9	889.1
Trust preferred securities ("TruPS")	4.7	—	4.7	78.0	82.7
Other structured finance	175.9	—	175.9	100.1	276.0
Public finance	66.2	—	66.2	—	66.2

Total	$718.6	$(5.6)	$713.0	$601.0	$1,314.0

	As of December 31, 2010
	Financial Guaranty Insurance(1)	Financial Guaranty VIEs	Financial Guaranty Insurance and VIEs(1)	Credit Derivatives(2)	Total
	(in millions)
US RMBS:
First lien:
Prime first lien	$1.4	$—	$1.4	$—	$1.4
Alt-A first lien	195.7	(11.3)	184.4	215.4	399.8
Option ARM	524.2	(0.5)	523.7	105.1	628.8
Subprime	230.7	(30.3)	200.4	110.2	310.6

Total first lien	952.0	(42.1)	909.9	430.7	1,340.6
Second Lien:
Closed-end second lien	52.8	3.8	56.6	30.9	87.5
HELOCs	(893.2)	87.5	(805.7)	—	(805.7)

Total second lien	(840.4)	91.3	(749.1)	30.9	(718.2)

Total U.S. RMBS	111.6	49.2	160.8	461.6	622.4
TruPS	(0.6)	—	(0.6)	90.9	90.3
Other structured finance	145.7	—	145.7	101.5	247.2
Public finance	88.9	—	88.9	—	88.9

Total	$345.6	$49.2	$394.8	$654.0	$1,048.8

(1)
Refer to Note 4 for additional information related to the accounting for insurance contracts.

(2)
Refer to Note 6 for additional information related to the accounting for credit derivative contracts.

        The following table presents a roll forward of the expected loss to be paid for the quarter and year to date ended June 30, 2011 before and after consideration of R&W benefits. The amounts presented below do not represent amounts recorded as loss reserves in the consolidated financial statements because of the various accounting models required under GAAP, but instead represent the economic changes in loss estimates for the insured portfolio as a whole, which is how management analyzes the information. Expected losses to be paid are first calculated without consideration of the expected R&W benefit. Then, based on updated loss estimates, loan reviews, executed contractual agreements such as the Bank of America Agreement, and progress made on receiving commitments to put-back defective loans, the expected R&W benefit is updated, which reduces the net amount of expected loss to be paid. Amounts presented are net of cessions to third party reinsurers.

Net Expected Loss to be Paid, Before Benefit for Recoveries of R&W
Roll Forward by Sector(1)

	Net Expected Loss to be Paid as of March 31, 2011	Net Economic Loss Development(2)	Net (Paid) Recovered Losses	Net Expected Loss to be Paid as of June 30, 2011
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$3.8	$2.3	$—	$6.1
Alt-A first lien	677.0	13.7	(26.3)	664.4
Option ARM	1,041.2	152.3	(120.1)	1,073.4
Subprime	395.9	(16.4)	(3.5)	376.0

Total first lien	2,117.9	151.9	(149.9)	2,119.9
Second lien:
Closed-end second lien	195.1	(34.8)	(19.5)	140.8
HELOCs	332.0	29.7	(89.6)	272.1

Total second lien	527.1	(5.1)	(109.1)	412.9

Total U.S. RMBS	2,645.0	146.8	(259.0)	2,532.8
TruPS	89.0	(3.9)	(2.4)	82.7
Other structured finance	257.1	19.7	(0.8)	276.0
Public finance	66.7	(0.3)	(0.2)	66.2

Total	$3,057.8	$162.3	$(262.4)	$2,957.7

Net Expected Loss to be Paid, Before Benefit for Recoveries of R&W
Roll Forward by Sector(1)

	Net Expected Loss to be Paid as of December 31, 2010	Net Economic Loss Development(2)	Net (Paid) Recovered Losses	Net Expected Loss to be Paid as of June 30, 2011
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$2.5	$3.6	$—	$6.1
Alt-A first lien	548.2	162.1	(45.9)	664.4
Option ARM	940.9	377.9	(245.4)	1,073.4
Subprime	337.4	51.3	(12.7)	376.0

Total first lien	1,829.0	594.9	(304.0)	2,119.9
Second lien:
Closed-end second lien	265.7	(73.5)	(51.4)	140.8
HELOCs	198.4	261.8	(188.1)	272.1

Total second lien	464.1	188.3	(239.5)	412.9

Total U.S. RMBS	2,293.1	783.2	(543.5)	2,532.8
TruPS	90.3	(3.8)	(3.8)	82.7
Other structured finance	247.2	31.8	(3.0)	276.0
Public finance	88.9	(13.5)	(9.2)	66.2

Total	$2,719.5	$797.7	$(559.5)	$2,957.7

Net Expected Loss to be Paid, Net of Benefit for Recoveries of R&W
Roll Forward by Sector(1)

	Net Expected Loss to be Paid as of March 31, 2011	Net Economic Loss Development(2)	Net (Paid) Recovered Losses	Net Expected Loss to be Paid as of June 30, 2011
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$1.5	$1.7	$—	$3.2
Alt-A first lien	394.6	8.6	(25.3)	377.9
Option ARM	409.7	36.2	(95.1)	350.8
Subprime	314.8	(16.8)	(3.5)	294.5

Total first lien	1,120.6	29.7	(123.9)	1,026.4
Second lien:
Closed-end second lien	(78.1)	(1.4)	(19.5)	(99.0)
HELOCs	(792.7)	27.1	727.3	(38.3)

Total second lien	(870.8)	25.7	707.8	(137.3)

Total U.S. RMBS	249.8	55.4	583.9	889.1
TruPS	89.0	(3.9)	(2.4)	82.7
Other structured finance	257.1	19.7	(0.8)	276.0
Public finance	66.7	(0.3)	(0.2)	66.2

Total	$662.6	$70.9	$580.5	$1,314.0

	Net Expected Loss to be Paid as of December 31, 2010	Net Economic Loss Development(2)	Net (Paid) Recovered Losses	Net Expected Loss to be Paid as of June 30, 2011
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$1.4	$1.8	$—	$3.2
Alt-A first lien	399.8	23.0	(44.9)	377.9
Option ARM	628.8	(83.2)	(194.8)	350.8
Subprime	310.6	(3.4)	(12.7)	294.5

Total first lien	1,340.6	(61.8)	(252.4)	1,026.4
Second lien:
Closed-end second lien	87.5	(135.1)	(51.4)	(99.0)
HELOCs	(805.7)	104.7	662.7	(38.3)

Total second lien	(718.2)	(30.4)	611.3	(137.3)

Total U.S. RMBS	622.4	(92.2)	358.9	889.1
TruPS	90.3	(3.8)	(3.8)	82.7
Other structured finance	247.2	31.8	(3.0)	276.0
Public finance	88.9	(13.5)	(9.2)	66.2

Total	$1,048.8	$(77.7)	$342.9	$1,314.0

(1)
Amounts exclude reserves for mortgage business of $2.1 million as of June 30, 2011 and December 31, 2010.

(2)
Economic loss development includes the effects of changes in assumptions based on observed market trends, changes in discount rates, accretion of discount and the economic effects of loss mitigation efforts.

        Total economic loss development was $70.9 million ($49.6 million after tax) during Second Quarter 2011, of which $55.4 million was associated with insured U.S. RMBS transactions. The largest individual factor contributing to the economic loss development was a decline in the risk-free rate used to discount losses, which had the most significant effect on closed-end second lien RMBS transactions which are some of the most long-dated transactions in the insured portfolio. While the Company observed improvements in delinquency rates, which is consistent with trends noted in comparable months in prior years, given the lack of significant improvement in other relevant economic indicators such as unemployment rates, the loss models maintained the length of the stress period used in prior quarters, although at lower conditional default rates. Severity assumptions were consistent with First Quarter 2011.

        The estimated benefit for R&W declined in Second Quarter 2011 due primarily to the receipt of cash for transactions covered under the Bank of America Agreement. The benefit for R&W, including the 80% loss sharing provision for first lien transactions covered by the Bank of America Agreement are treated as salvage and subrogation. Assured Guaranty has already received $928.1 million of the agreed upon $1.1 billion for second-lien transactions, and $14.9 million representing 80% of claims paid on first lien transactions up to collateral losses of $6.6 billion. As of June 30, 2011, the Company estimates collateral losses of $4.84 billion in these transactions which is relatively unchanged since the closing of the Bank of America Agreement.

        In Six Months 2011, before consideration of R&W, economic losses increased due to observed market trends in the mortgage market which indicate that the mortgage recovery has been slower than expected and that loss severities on first lien transactions have increased. During First Quarter 2011, the Company increased the time period over which it expects the conditional default rate to return to a normalized historical rate on second lien transactions and increased severity assumptions on first lien transactions. Reflected in the net expected losses to be paid estimates in the First Quarter 2011 was the economic benefit of the Bank of America Agreement, which provided certainty as to the amount of recoveries for the transactions covered by this agreement and validated the Company's claims against other providers of R&W from which the Company is seeking reimbursement for similar breaches.

        The Company's primary loss mitigation activity over the past several years has been pursuing recoveries resulting from breaches of R&W. The Bank of America Agreement represented the Company's largest R&W exposure. Since then, the Company has continued to seek comprehensive agreements with other R&W providers in respect of its claims. The estimated recoveries under the Bank of America Agreement will continue to fluctuate on first lien transactions as the Company updates its loss assumptions and makes claim payments.

        For transactions accounted for as financial guaranty insurance under GAAP, each transaction's expected loss to be expensed, net of estimated R&W recoveries, is compared with the deferred premium revenue of that transaction. Generally, when the expected loss to be expensed exceeds the deferred premium revenue, a loss is recognized in the income statement for the amount of such excess. When the Company measures operating income, a non-GAAP financial measure, it calculates the credit derivative and FG VIE losses incurred in a similar manner. Changes in fair value that are not indicative of expected loss are not included in operating income.

        For financial guaranty contracts accounted for as insurance, the amounts reported in the GAAP financial statements may only reflect a portion of the current period's economic development and may also include a portion of prior-period economic development. The difference between economic loss development and loss and LAE recognized in income is essentially loss development and accretion for financial guaranty insurance contracts that is, or was previously, absorbed in unearned premium reserve or salvage and subrogation recoverable. Such amounts have not yet been recognized in income. The table below provides a comparison of the pretax reported amounts under both GAAP net income and non-GAAP operating income, and economic loss development by sector.

Comparison of Loss Measures

	Second Quarter 2011			Second Quarter 2010
	Loss and LAE Reported(1)	Loss and LAE non-GAAP Operating Basis(2)	Economic Loss Development	Loss and LAE Reported(1)	Loss and LAE non-GAAP Operating Basis(2)	Economic Loss Development
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$1.2	$1.2	$1.7	$(0.1)	$—	$—
Alt-A first lien	17.6	17.1	8.6	8.1	(17.5)	(19.0)
Option ARM	64.5	78.8	36.2	56.6	51.1	34.8
Subprime	(2.2)	(7.1)	(16.8)	2.0	37.2	34.4

Total first lien	81.1	90.0	29.7	66.6	70.8	50.2
Second lien:
Closed-end second lien	(5.7)	(4.0)	(1.4)	(11.5)	(13.3)	2.8
HELOCs	30.6	37.0	27.1	1.2	11.2	(34.9)

Total second lien	24.9	33.0	25.7	(10.3)	(2.1)	(32.1)

Total U.S. RMBS	106.0	123.0	55.4	56.3	68.7	18.1
Other structured finance	22.8	17.2	15.8	31.6	71.9	76.8
Public finance	4.1	3.8	(0.3)	(16.8)	(17.1)	(28.7)

Total	132.9	144.0	70.9	71.1	123.5	66.2
Other	—	—	—	0.1	0.1	—

Total	$132.9	$144.0	$70.9	$71.2	$123.6	$66.2

(1)
Represents amounts reported on the consolidated statements of operations which include only those policies that are accounted for as insurance.

(2)
Represents reported loss and LAE adjusted to include comparable amounts related to FG VIEs and credit derivatives in a manner consistent with the financial guaranty insurance accounting model.

        The table below presents the expected timing of loss recognition for insurance contracts on both a reported GAAP and non-GAAP operating income basis.

Present Value ("PV") of Financial Guaranty Insurance Net Expected Loss to be Expensed
As of June 30, 2011

	Net Expected Loss to be Expensed
	In GAAP Reported Income	In Non-GAAP Operating Income
	(in millions)
2011 (July 1 - September 30)	$51.1	$60.2
2011 (October 1 - December 31)	40.4	48.6
2012	109.2	134.9
2013	64.5	87.1
2014	47.3	67.4
2015	37.6	57.6
2011-2015	350.1	455.8
2016-2020	121.5	186.7
2021-2025	65.9	90.3
2026-2030	33.2	60.7
After 2030	18.4	55.9

Total expected PV of net expected loss to be expensed	589.1	849.4
Discount	442.1	453.3

Total future value	$1,031.2	$1,302.7

        The table below provides a reconciliation of the Company's expected loss to be paid to expected loss to be expensed. Expected loss to be paid differs from expected loss to be expensed due to: (1) the contra-paid because the payments have been made but have not yet been expensed, (2) for transactions with a net expected recovery, the addition of claim payments that have been made (and therefore are not included in expected loss to be paid) and are expected to be recovered in the future (and therefore have also reduced expected loss to be paid), and (3) loss reserves that have already been established and therefore expensed but not yet paid.

Reconciliation of Present Value of Net Expected Loss to be Paid
and Present Value of Net Expected Loss to be Expensed

	GAAP Reported Basis(2)		Non-GAAP Operating Income Basis
	As of June 30, 2011	As of December 31, 2010	As of June 30, 2011	As of December 31, 2010
	(in millions)
Net expected loss to be paid	$718.6	$345.6	$713.0	$394.8
Contra-paid, net	88.6	121.3	226.4	241.3
Salvage and subrogation recoverable, net	271.9	903.0	464.8	995.2
Loss and LAE reserve, net(1)	(490.0)	(538.6)	(554.8)	(588.1)

Net expected loss to be expensed	$589.1	$831.3	$849.4	$1,043.2

(1)
Represents loss and LAE reserves, net of reinsurance recoverable on unpaid losses, excluding $2.1 million in reserves for other runoff lines of business as of June 30, 2011 and December 31, 2010.

(2)
Excludes $260.3 million and $211.9 million as of June 30, 2011 and December 31, 2010, respectively, related to consolidated FG VIEs.

Net Change in Fair Value of Credit Derivatives

        Financial guaranty contracts accounted for as credit derivatives are generally structured such that the circumstances giving rise to the Company's obligation to make loss payments are similar to those for financial guaranty insurance contracts and only occurs upon one or more defined credit events such as failure to pay or bankruptcy, in each case, as defined within the transaction documents, with respect to one or more third party referenced securities or loans. Financial guaranty contracts accounted for as credit derivatives are primarily comprised of CDS. In general, the Company structures credit derivative transactions such that the circumstances giving rise to the Company's obligation to make loss payments are similar to those for financial guaranty insurance contracts but are governed by International Swaps and Derivative Association, Inc. ("ISDA") documentation. Until the Company ceased selling credit protection through credit derivative contracts in the beginning of 2009, following the issuance of regulatory guidelines that limited the terms under which the credit protection could be sold, management considered these agreements to be a normal part of its financial guaranty business.

        These contracts generally qualify as derivatives under U.S. GAAP, and are reported at fair value, with changes in fair value included in earnings. Fair value is defined as the amount at which an asset or liability could be bought or sold in a current transaction between willing parties. The fair value gain or loss is based on estimated market pricing and may not be an indication of ultimate claims. Changes in fair value of credit derivatives occur because of changes in interest rates, credit spreads, credit ratings of the referenced obligations, the Company's credit spread, settlements and other market factors. The unrealized gains (losses) on credit derivatives, excluding expected losses to be paid (which are included in the previous section), is expected to reverse to zero as the exposure approaches its maturity date, unless there is a payment default on the exposure or early termination that was not anticipated in the expected losses to be paid. Expected losses to be paid in respect of contracts accounted for as credit derivatives are included in the discussion above: "Losses in the insured portfolio." See also "—Liquidity and Capital Resources—Liquidity Requirements and Resources".

        In the event that the Company terminates a credit derivative contract prior to maturity, the resulting gain or loss is realized through net change in fair value of credit derivatives. Changes in the fair value of the Company's credit derivatives that do not reflect actual or expected claims or credit losses have no impact on the Company's statutory claims- paying resources, rating agency capital or regulatory capital positions.

        The impact of changes in credit spreads will vary based upon the volume, tenor, interest rates, and other market conditions at the time these fair values are determined. In addition, since each transaction has unique collateral and structural terms, the underlying change in fair value of each transaction may vary considerably. The fair value of credit derivative contracts also reflects the change in the Company's own credit cost based on the price to purchase credit protection on AGC and AGM. The Company determines its own credit risk based on quoted CDS prices traded on the Company at each balance sheet date. Generally, a widening of the CDS prices traded on AGC and AGM has an effect of offsetting unrealized losses that result from widening general market credit spreads, while a narrowing of the CDS prices traded on AGC and AGM has an effect of offsetting unrealized gains that result from narrowing general market credit spreads. An overall narrowing of spreads generally results in an unrealized gain on credit derivatives for the Company, and an overall widening of spreads generally results in an unrealized loss for the Company.

        There are typically no quoted prices for its instruments or similar instruments as CDS issued by financial guaranty insurance companies. Financials guaranty contracts do not typically trade in active markets. Observable inputs other than quoted market prices exist; however, these inputs reflect contracts that do not contain terms and conditions similar to those in the credit derivatives issued by the Company. Therefore, the valuation of the Company's credit derivative contracts requires the use of models that contain significant, unobservable inputs, and are classified as Level 3 in the fair value hierarchy. See Note 5, Fair Value Measurement, of the Financial Statements.

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

        Contractual cash flows are the most readily observable inputs since they are based on the CDS contractual terms. These variables include:

  •
  net premiums received and receivable on written credit derivative contracts,

  •
  net premiums paid and payable on purchased contracts,

  •
  losses paid and payable to credit derivative contract counterparties, and

  •
  losses recovered and recoverable on purchased contracts.

        These models are primarily developed internally based on market conventions for similar transactions that the Company observed in the past. There has been very limited new issuance activity in this market over the past three years and as of June 30, 2011, market prices for the Company's credit derivative contracts were generally not available. Inputs include various market indices, credit spreads, the Company's own credit spread, and estimated contractual payments to estimate the fair value of its credit derivatives.

        Management considers the non-standard terms of its credit derivative contracts in determining the fair value of these contracts. These terms differ from more standardized credit derivatives sold by companies outside of the financial guaranty industry. The non-standard terms include the absence of collateral support agreements or immediate settlement provisions. In addition, the Company employs relatively high attachment points. Because of these terms and conditions, the fair value of the Company's credit derivatives may not reflect the same prices observed in an actively traded market of CDS that do not contain terms and conditions similar to those observed in the financial guaranty market. The Company's models and the related assumptions are continuously reevaluated by management and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely and relevant market information. The Company considers R&W claim recoveries in determining the fair value of its CDS contracts.

        Valuation models include the use of management estimates and current market information. Management is also required to make assumptions on how the fair value of credit derivative instruments is affected by current market conditions. Management considers factors such as current prices charged for similar agreements, performance of underlying assets, life of the instrument and the nature and extent of activity in the financial guaranty credit derivative marketplace. The assumptions that management uses to determine its fair value may change in the future due to market conditions. Due to the inherent uncertainties of the assumptions used in the valuation models to determine the fair value, actual experience may differ from the estimates reflected in the Company's consolidated financial statements and the differences may be material.

Net Change in Fair Value of Credit Derivatives Gain (Loss)

	Second Quarter		Six Months
	2011	2010	2011	2010
	(in millions)
Net credit derivative premiums received and receivable	$47.6	$50.7	$107.2	$104.4
Net ceding commissions (paid and payable) received and receivable	0.8	1.1	2.2	2.1

Realized gains on credit derivatives	48.4	51.8	109.4	106.5
Termination losses	(22.5)	—	(22.5)	—
Net credit derivative losses (paid and payable) recovered and recoverable	(36.7)	(13.4)	(62.3)	(41.4)

Total realized gains and other settlements on credit derivatives	(10.8)	38.4	24.6	65.1
Total unrealized gains (losses) on credit derivatives	(48.6)	35.1	(319.7)	287.2

Net change in fair value of credit derivatives	$(59.4)	$73.5	$(295.1)	$352.3

        Net credit derivative premiums have declined in Second Quarter and Six Months 2011 compared with Second Quarter and Six Months 2010 due to the decline in the net par outstanding to $98.0 billion as of June 30, 2011 from $106.4 billion as of March 31, 2011 and $109.8 billion as of December 31, 2010. The Company has terminated $5.2 billion in net par outstanding in Second Quarter 2011 and $7.7 billion in Six Months 2011 resulting in accelerations of future premiums of $6.1 million and $21.6 million, respectively. Due to the lack of new business volume in CDS form, premiums are expected to decline in the foreseeable future. In addition, several CMBS CDS contracts were terminated for a payment of $22.5 million in Second Quarter 2011. These contracts had carried high rating agency capital charges prior to termination.

 Net Change in Unrealized Gains (Losses) on Credit Derivatives by Sector

	Second Quarter		Six Months
Asset Type	2011	2010	2011	2010
	(in millions)
Pooled corporate obligations:
Collateralized loan obligations/collateralized bond obligations	$(3.6)	$1.8	$(1.6)	$3.3
Synthetic investment grade pooled corporate	(0.8)	3.6	9.7	(4.0)
Synthetic high-yield pooled corporate	3.5	(5.9)	0.7	14.5
TruPS collateralized debt obligation ("CDOs")	(15.5)	35.5	(36.3)	65.2
Market value CDOs of corporate obligations	(5.2)	(0.1)	(5.3)	0.3

Total pooled corporate obligations	(21.6)	34.9	(32.8)	79.3
U.S. RMBS:
Option ARMs and Alt-A first lien	33.5	9.6	(233.6)	160.5
Subprime first lien (including net interest margin)	(67.2)	0.3	(91.3)	0.9
Prime first lien	(12.8)	5.2	(12.2)	19.4
Closed-end second lien and HELOCs	0.8	(14.3)	1.1	(5.9)

Total U.S. RMBS	(45.7)	0.8	(336.0)	174.9
Commercial mortgage-backed securities ("CMBS")	9.8	0.3	10.5	9.8
Other(1)	8.9	(0.9)	38.6	23.2

Total	$(48.6)	$35.1	$(319.7)	$287.2

(1)
"Other" includes all other U.S. and international asset classes, such as commercial receivables, international infrastructure, international RMBS securities, and pooled infrastructure securities.

Effect of the Company's Credit Spread Change on
Fair Value of Credit Derivatives Gains (Losses)

	Second Quarter		Six Months
	2011	2010	2011	2010
	(in millions)
Change in fair value of credit derivatives:
Before considering implication of the Company's credit spreads	$149.8	$(357.7)	$110.8	$214.5
Resulting from change in the Company's credit spreads	(198.4)	392.8	(430.5)	72.7

After considering implication of the Company's credit spreads	$(48.6)	$35.1	$(319.7)	$287.2

        Management believes that the trading levels of AGC's and AGM's credit spreads are due to the correlation between AGC's and AGM's risk profile and the current risk profile of the broader financial markets and to increased demand for credit protection against AGC and AGM as the result of its financial guaranty volume, as well as the overall lack of liquidity in the CDS market. Offsetting the inception to date benefit attributable to AGC's and AGM's credit spread were fair value losses in fixed income security market prices primarily attributable to widening spreads in certain markets as a result of the continued deterioration in credit markets and some credit rating downgrades. The higher credit spreads in the fixed income security market are due to the lack of liquidity in the high-yield CDO and CLO markets as well as continuing market concerns over the most recent vintages of subprime RMBS.

        In Second Quarter 2011, U.S. RMBS unrealized fair value losses were generated primarily in the prime first lien and subprime RMBS sectors due to wider implied net spreads. The wider implied net spreads were a result of price deterioration as well as the decreased cost to buy protection in AGC's name as the market cost of AGC's credit protection declined. These transactions were pricing above their floor levels (or the minimum rate at which the Company would consider assuming these risks based on historical experience); therefore when the cost of purchasing CDS protection on AGC, which management refers to as the CDS spread on AGC, declined the implied spreads that the Company would expect to receive on these transactions increased. The unrealized fair value gains in the Option ARM and Alt-A first lien sectors, were a result of an increase in fair value attributable to R&W benefits on several Alt-A first lien and Option ARM credit derivative transactions, as a result of a recent settlement with a CDS counterparty. The unrealized fair value gains in the Alt-A first lien and Option ARM sectors were partially offset by wider implied net spreads on these transactions, which resulted from the decreased cost to buy protection in AGC's name. The cost of AGM's credit protection also declined during the quarter, but did not lead to significant fair value losses, as the majority of AGM policies continue to price at floor levels.

        With respect to CDS transactions for which there is an expected claim payment within the next twelve months, the allocation of gross spreads was revised in First Quarter 2011 to reflect a higher allocation to the cost of credit rather than the bank profit component. In the current market, it is assumed that a bank would be willing to accept a lower profit on distressed transactions in order to remove these transactions from its financial statements. The effect of this refinement in assumptions was an increase in fair value losses of $260.4 million during First Quarter 2011 and was concentrated in the Alt-A first lien and Option ARM sectors. The remainder of the unrealized fair value losses for Six Months 2011 was primarily driven by wider implied net spreads in the Alt-A first lien and Option ARMs, and Subprime RMBS sectors. The wider implied net spreads were a result of price deterioration as well as the decreased cost to buy protection in AGC's name as the market cost of AGC's credit protection declined during the period. These transactions were pricing above their floor levels (or the minimum rate at which the Company would consider assuming these risks based on historical experience); therefore when the cost of purchasing CDS protection on AGC declined, which management refers to as the CDS spread on AGC, the implied spreads that the Company would expect to receive on these transactions increased. The unrealized losses for Six Months 2011 in the Option ARM and Alt-A first lien sectors were partially offset by an increase in R&W benefits on several credit derivative transactions within these sectors, as a result of a recent settlement with a CDS counterparty. The cost of AGM's credit protection also declined during Six Months 2011, but did not lead to significant fair value losses, as the majority of AGM policies continue to price at floor levels.

        Historically, the price of CDS traded on AGC and AGM moves directionally the same as general market spreads. An overall narrowing of spreads generally results in an unrealized gain on credit derivatives for the Company, and an overall widening of spreads generally results in an unrealized loss for the Company. The following table summarizes the estimated change in fair values on the net balance of the Company's CDS positions assuming immediate parallel shifts in credit spreads on AGC and AGM and on the risks that they both assume:

	As of June 30, 2011		As of December 31, 2010
Credit Spreads(1)	Estimated Net Fair Value (Pretax)	Estimated Change in Gain/(Loss) (Pretax)	Estimated Net Fair Value (Pretax)	Estimated Change in Gain/(Loss) (Pretax)
	(in millions)
100% widening in spreads	$(4,528.8)	$(2,344.5)	$(3,964.4)	$(2,091.8)
50% widening in spreads	(3,360.1)	(1,175.8)	(2,926.0)	(1,053.4)
25% widening in spreads	(2,774.3)	(590.0)	(2,401.9)	(529.3)
10% widening in spreads	(2,423.2)	(238.9)	(2,086.8)	(214.2)
Base Scenario	(2,184.3)	—	(1,872.6)	—
10% narrowing in spreads	(1,985.6)	198.7	(1,709.6)	163.0
25% narrowing in spreads	(1,687.8)	496.5	(1,465.2)	407.4
50% narrowing in spreads	(1,196.2)	988.1	(1,062.5)	810.1

        (1)   Includes the effects of spreads on both the underlying asset classes and the Company's own credit spread.

Provision for Income Tax

        For Second Quarters 2011 and 2010, the effective tax rate was (49.3)% and 30.9%, respectively. For Six Months 2011 and 2010 the effective tax rate was 13.7% and 28.2% , respectively. The Company's effective tax rates reflect the proportion of income recognized by each of the Company's operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 35%, United Kingdom ("U.K.") subsidiaries taxed at the U.K. blended marginal corporate tax rate of 26.5%, and no taxes for the Company's Bermuda holding company and subsidiaries. For periods subsequent to April 1, 2011, the U.K. corporation tax rate has been reduced to 26%, for periods prior to April 1, 2011 the U.K. corporation tax rate was 28%, resulting in a blended tax rate of 26.5%. Accordingly, the Company's overall corporate effective tax rate fluctuates based on the distribution of taxable income across these jurisdictions. Second Quarter 2011 and Six Months 2011 have income earned primarily by taxable entities with some losses incurred in non-taxable entities, offset by tax-exempt interest, and is the primary reason for the (49.3)% and 13.7% effective tax rate, respectively. Second Quarter 2010 and Six Months 2010 had income earned primarily by taxable entities, offset by tax-exempt interest, and is the primary reason for the 30.9% and 28.2% effective tax rate, respectively.

Financial Guaranty Variable Interest Entities

        Based on the assessment of its control rights over servicer or collateral manager replacement, given that servicing/managing collateral were deemed to be the VIEs' most significant activities, 35 VIEs required consolidation as of June 30, 2011 compared with 29 as of December 31, 2010. This resulted in an increase in FG VIEs' assets of $254.8 million, an increase in FG VIEs' liabilities of $305.2 million and a net loss on consolidation of $95.3 million, which was included in "net change in fair value of FG VIEs" in the consolidated statement of operations. In addition, debt on two FG VIEs was fully paid off during Second Quarter 2011. The following table presents the effects on reported GAAP income resulting from consolidating these FG VIEs and eliminating their related insurance accounting entries and represents the difference between GAAP reported net income and non-GAAP operating income. See "Non-GAAP Financial Measures—Operating Income" below.

 Effect of Consolidating FG VIEs
On Reported GAAP

	Second Quarter		Six Months
	2011	2010	2011	2010
	(in millions)
Net earned premiums(1)	$(18.3)	$(15.6)	$(37.4)	$(21.6)
Net investment income	(0.7)	—	(0.7)	—
Net realized investment gains (losses)	0.2	—	0.5	—
Net change in fair value of FG VIEs	(193.7)	0.5	(99.8)	(10.1)
Loss and LAE(2)	19.6	24.3	71.5	34.3

Total pretax effect on net income	(192.9)	9.2	(65.9)	2.6
Less: tax provision (benefit)	(67.5)	3.2	(23.0)	0.9

Total effect on net income	$(125.4)	$6.0	$(42.9)	$1.7

(1)
Represents net earned premiums of consolidated FG VIEs that were eliminated upon consolidation.

(2)
Represents loss and LAE of consolidated FG VIEs that were eliminated upon consolidation.

        Net change in fair value of FG VIEs represents the net change in fair value of the consolidated FG VIEs' assets and liabilities that is reported under GAAP. These contracts are not actively traded and therefore management expects the fair value gains and losses to reverse to zero as the contract approaches maturity, except for economic claim payments. During Second Quarter 2011, the Company determined that, based on the assessment of its control rights over servicer or collateral manager replacement, given that servicing/managing collateral were deemed to be the VIEs' most significant activities, eight additional VIEs required consolidation, bringing the total consolidated FG VIEs to 35 at June 30, 2011. The Company recorded mark to market losses of $225.8 million on these consolidated FG VIEs where $95.3 million was due to the consolidation of eight new VIEs and $130.5 million was mainly driven by two existing transactions in which the fair value of the underlying collateral depreciated, while the price of the wrapped senior bonds was largely unchanged from the prior quarter.

        Expected losses to be paid (recovered) in respect of consolidated FG VIEs, which were $(5.6) million as of June 30, 2011 and $49.2 million as of December 31, 2010, are included in the discussion of "Losses in the Insured Portfolio" above. For FG VIEs, the expected loss to be paid represents the present value of the expected shortfall between the assets and liabilities of the FG VIEs, or the claim payment that AGM or AGC will be required to make under the financial guaranty insurance contract.

Non-GAAP Financial Measures

        To more accurately reflect the key financial measures management analyzes in evaluating the Company's operations and progress towards long-term goals, the Company discusses both measures promulgated in accordance with GAAP and measures not promulgated in accordance with GAAP ("non-GAAP financial measures"). Although the financial measures identified as non-GAAP should not be considered substitutes for GAAP measures, management considers them key performance indicators and employs them as well as other factors in determining compensation. Non-GAAP financial measures, therefore, provide investors with important information about the key financial measures management utilizes in measuring its business. The primary limitation of non-GAAP financial measures is the potential lack of comparability to those of other companies, which may define non-GAAP measures differently because there is limited literature with respect to such measures. Three of the primary non-GAAP financial measures analyzed by the Company's senior management are: operating income, adjusted book value and PVP.

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

        The following paragraphs define each non-GAAP financial measure and describe why it is useful. A reconciliation of the non-GAAP financial measure and the most directly comparable GAAP financial measure, if available, is also presented below. Non-GAAP financial measures should not be viewed as substitutes for their most directly comparable GAAP measures.

Operating Income

        The table below presents net income and a reconciliation to operating income. The Company revised its definition of operating income in the second quarter of 2010 to exclude foreign exchange revaluation gains and losses on premiums receivable. Prior and subsequent periods are presented on a consistent basis with this revised definition.

Reconciliation of Net Income (Loss) to Operating Income

	Second Quarter		Six Months
	2011	2010	2011	2010
	(in millions)
Net income (loss)	$(57.7)	$203.5	$67.7	$525.5
Less after-tax adjustments:
Realized gains (losses) on investments	(2.8)	(4.3)	(0.9)	2.4
Non-credit-impairment unrealized fair value gains (losses) on credit derivatives	(70.0)	40.6	(287.4)	271.4
Fair value gains (losses) on committed capital securities	0.4	8.2	0.7	7.4
Foreign exchange gains (losses) on revaluation of premiums receivable	3.8	(19.0)	13.0	(42.0)
Effect of consolidating FG VIEs	(125.4)	6.0	(42.9)	1.7

Operating income	$136.3	$172.0	$385.2	$284.6

        Management believes that operating income is a useful measure because it clarifies the understanding of the underwriting results of the Company's financial guaranty insurance business, and also includes financing costs and net investment income, and enables investors and analysts to evaluate the Company's financial results as compared with the consensus analyst estimates distributed publicly by financial databases. Operating income is defined as net income (loss) attributable to Assured Guaranty Ltd., as reported under GAAP, adjusted for the following:

  1)
  Elimination of the after-tax realized gains (losses) on the Company's investments, except for gains and losses on securities classified as trading. The timing of realized gains and losses, which depends largely on market credit cycles, can vary considerably across periods. The timing of sales is largely subject to the Company's discretion and influenced by market opportunities, as well as the Company's tax and capital profile. Trends in the underlying profitability of the Company's business can be more clearly identified without the fluctuating effects of these transactions.

  2)
  Elimination of the after-tax non-credit-impairment unrealized fair value gains (losses) on credit derivatives, which is the amount in excess of the present value of the expected estimated economic credit losses and non-economic payments. Such fair value adjustments are heavily affected by, and in part fluctuate with, changes in market interest rates, credit spreads and other market factors and are not expected to result in an economic gain or loss. Additionally, such adjustments present all financial guaranty contracts on a more consistent basis of accounting, whether or not they are subject to derivative accounting rules.

  3)
  Elimination of the after-tax fair value gains (losses) on the Company's committed capital securities ("CCS"). Such amounts are heavily affected by, and in part fluctuate with, changes in market interest rates, credit spreads and other market factors and are not expected to result in an economic gain or loss.

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

  5)
  Elimination of the effects of consolidating certain FG VIEs in order to present all financial guaranty contracts on a more consistent basis of accounting, whether or not GAAP requires consolidation. GAAP requires the Company to consolidate certain VIEs that have issued debt obligations insured by the Company even though the Company does not own such VIEs.

Adjusted Book Value and Operating Shareholders' Equity

        Management also uses adjusted book value to measure the intrinsic value of the Company, excluding franchise value. Growth in adjusted book value is one of the key financial measures used in determining the amount of certain long term compensation to management and employees and used by rating agencies and investors.

 Reconciliation of Shareholders' Equity to Adjusted Book Value

	As of June 30, 2011		As of December 31, 2010
	Total	Per Share	Total	Per Share
	(dollars in millions, except share and per share amounts)
Shareholders' equity	$3,950.0	$21.44	$3,798.8	$20.67
Less after-tax adjustments:
Effect of consolidating FG VIEs	(308.6)	(1.68)	(311.8)	(1.70)
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(1,035.2)	(5.62)	(764.8)	(4.16)
Fair value gains (losses) on committed capital securities	12.9	0.07	12.2	0.07
Unrealized gain (loss) on investment portfolio excluding foreign exchange effect	152.3	0.83	100.1	0.54

Operating shareholders' equity	5,128.6	27.84	4,763.1	25.92
After-tax adjustments:
Less: Deferred acquisition costs	238.2	1.29	248.4	1.35
Plus: Net present value of estimated net future credit derivative revenue	353.3	1.92	424.8	2.31
Plus: Net unearned premium reserve on financial guaranty contracts in excess of expected loss to be expensed	3,824.1	20.76	4,059.6	22.09

Adjusted book value	$9,067.8	$49.23	$8,999.1	$48.98

        As of June 30, 2011, shareholders' equity increased to $4.0 billion from $3.8 billion at December 31, 2010 due primarily to net income of $67.7 million and unrealized gains on the investment portfolio. Adjusted book value and adjusted book value per share increased slightly, mainly due to PVP, commutations, and loss mitigation efforts, particularly the Bank of America Agreement, which offset economic loss development. Shares outstanding increased slightly by 0.5 million due to issuance of vested restricted stock awards and units in Six Months 2011.

        Management believes that operating shareholders' equity is a useful measure because it presents the equity of AGL with all financial guaranty contracts accounted for on a more consistent basis and excludes fair value adjustments that are not expected to result in economic loss. Many investors, analysts and financial news reporters use operating shareholders' equity as the principal financial measure for valuing AGL's current share price or projected share price and also as the basis of their decision to recommend to buy or sell AGL's common shares. Many of the Company's fixed income investors also use operating shareholders' equity to evaluate the Company's capital adequacy. Operating shareholders' equity is the basis of the calculation of adjusted book value (see below). Operating shareholders' equity is defined as shareholders' equity attributable to Assured Guaranty Ltd., as reported under GAAP, adjusted for the following:

  1)
  Elimination of the effects of consolidating certain VIEs in order to present all financial guaranty contracts on a more consistent basis of accounting, whether or not GAAP requires consolidation. GAAP requires the Company to consolidate certain VIEs that have issued debt obligations insured by the Company even though the Company does not own such VIEs.

  2)
  Elimination of the after-tax non-credit-impairment unrealized fair value gains (losses) on credit derivatives, which is the amount in excess of the present value of the expected estimated economic credit losses and non-economic payments. Such fair value adjustments are heavily affected by, and in part fluctuate with, changes in market interest rates, credit spreads and other market factors and are not expected to result in an economic gain or loss.

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

        Management believes that adjusted book value is a useful measure because it enables an evaluation of the net present value of the Company's in-force premiums and revenues in addition to operating shareholders' equity. The premiums and revenues included in adjusted book value will be earned in future periods, but actual earnings may differ materially from the estimated amounts used in determining current adjusted book value due to changes in, foreign exchange rates, refinancing or refunding activity, prepayment speeds, terminations, credit defaults and other factors. Many investors, analysts and financial news reporters use adjusted book value to evaluate AGL's share price and as the basis of their decision to recommend, buy or sell the AGL common shares. Adjusted book value is operating shareholders' equity, as defined above, further adjusted for the following:

  1)
  Elimination of after-tax deferred acquisition costs. These amounts represent net deferred expenses that have already been paid or accrued and will be expensed in future accounting periods.

  2)
  Addition of the after-tax net present value of estimated net future credit derivative revenue. See below.

  3)
  Addition of the after-tax value of the unearned premium reserve on financial guaranty contracts in excess of expected loss to be expensed, net of reinsurance. This amount represents the expected future net earned premiums, net of expected losses to be expensed, which are not reflected in GAAP equity.

Net Present Value of Estimated Net Future Credit Derivative Revenue

        Management believes that this amount is a useful measure because it enables an evaluation of the value of future estimated credit derivative revenue. There is no corresponding GAAP financial measure. This amount represents the present value of estimated future revenue from the Company's credit derivative in-force book of business, net of reinsurance, ceding commissions and premium taxes for contracts without expected economic losses, and is discounted at 6% (which represents the Company's tax-equivalent pretax investment yield on its investment portfolio). Estimated net future credit derivative revenue may change from period to period due to changes in foreign exchange rates, prepayment speeds, terminations, credit defaults or other factors that affect par outstanding or the ultimate maturity of an obligation.

PVP or Present Value of New Business Production

        Management believes that PVP is a useful measure because it enables the evaluation of the value of new business production for the Company by taking into account the value of estimated future installment premiums on all new contracts underwritten in a reporting period as well as premium supplements and additional installment premium on existing contracts as to which the issuer has the right to call the insured obligation but has not exercised such right, whether in insurance or credit derivative contract form, which GAAP gross premiums written and the net credit derivative premiums received and receivable portion of net realized gains and other settlement on credit derivatives ("Credit Derivative Revenues") do not adequately measure. PVP in respect of insurance and credit derivative contracts written in a specified period is defined as gross upfront and installment premiums received and the present value of gross estimated future installment premiums, in each case, discounted at 6% (the Company's tax-equivalent pretax investment yield on its investment portfolio). For purposes of the PVP calculation, management discounts estimated future installment premiums on insurance contracts at 6%, while under GAAP, these amounts are discounted at a risk-free rate. Additionally, under GAAP, management records future installment premiums on financial guaranty insurance contracts covering non-homogeneous pools of assets based on the contractual term of the transaction, whereas for PVP purposes, management records an estimate of the future installment premiums the Company expects to receive, which may be based upon a shorter period of time than the contractual term of the transaction. Actual future net earned or written premiums and Credit Derivative Revenues may differ from PVP due to factors including, but not limited to, changes in foreign exchange rates, refinancing or refunding activity, prepayment speeds, terminations, credit defaults, or other factors that affect par outstanding or the ultimate maturity of an obligation.

        The table below reconciles PVP to gross written premiums.

Reconciliation of PVP to Gross Written Premium

	Second Quarter		Six Months
	2011	2010	2011	2010
	(in millions)
Total PVP	$51.9	$89.9	$104.4	$168.7
Less: PVP of credit derivatives	—	—	—	—

PVP of financial guaranty insurance	51.9	89.9	104.4	168.7
Less: Financial guaranty installment premium PVP	5.9	8.0	24.6	12.5

Total: Financial guaranty upfront gross written premiums	46.0	81.9	79.8	156.2
Plus: Financial guaranty installment gross written premiums	(29.0)	9.8	(74.3)	27.6

Total gross written premiums	$17.0	$91.7	$5.5	$183.8

Insured Portfolio

        The following tables present the insured portfolio by asset class net of cessions to reinsurers as of June 30, 2011 and December 31, 2010. See "Reinsurance" in Note 11 of the Financial Statements for information related to reinsurers. It includes all financial guaranty contracts outstanding as of the dates presented, regardless of the form written (i.e. credit derivative form or traditional financial guaranty insurance form) or the applicable accounting model (i.e. insurance, derivative or VIE accounting).

Net Par Outstanding and Average Internal Rating by Asset Class

	As of June 30, 2011		As of December 31, 2010
Sector	Net Par Outstanding	Avg. Rating	Net Par Outstanding	Avg. Rating
	(dollars in millions)
Public finance:
U.S.:
General obligation	$176,157	A+	$181,799	A+
Tax-backed	80,770	A+	83,403	A+
Municipal utilities	67,777	A	70,066	A
Transportation	36,061	A	36,973	A
Healthcare	20,342	A	21,592	A
Higher education	15,548	A+	15,687	A+
Housing	6,146	AA-	6,562	AA-
Infrastructure finance	4,170	BBB+	4,092	BBB+
Investor-owned utilities	1,217	A-	1,505	A-
Other public finance—U.S.	5,086	A-	5,317	A-

Total public finance—U.S.	413,274	A+	426,996	A+
Non-U.S.:
Infrastructure finance	16,107	BBB	15,973	BBB
Regulated utilities	13,884	BBB+	13,978	BBB+
Pooled infrastructure	3,569	AA	3,432	AA
Other public finance—non-U.S.	7,666	A+	7,360	AA-

Total public finance—non-U.S.	41,226	A-	40,743	A-

Total public finance	454,500	A	467,739	A
Structured finance:
U.S.:
Pooled corporate obligations	59,746	AAA	67,384	AAA
RMBS	23,266	BB	25,130	BB
CMBS and other commercial real estate related exposures	4,888	AAA	7,084	AAA
Financial products(1)	5,914	AA-	6,831	AA-
Consumer receivables	5,057	A+	6,073	AA-
Commercial receivables	1,904	BBB+	2,139	BBB+
Insurance securitizations	1,643	A+	1,584	A+
Structured credit	434	B	1,729	BBB
Other structured finance—U.S.	1,126	A-	802	A-

Total structured finance—U.S.	103,978	AA-	118,756	AA-
Non-U.S.:
Pooled corporate obligations	22,076	AAA	22,610	AAA
RMBS	2,609	AA	3,394	AA+
Commercial receivables	1,372	A-	1,729	A-
Structured credit	1,130	BBB	1,267	BBB
Insurance securitizations	964	CCC-	964	CCC-
CMBS and other commercial-real-estate-related exposures	188	AAA	251	AAA
Other structured finance—non-U.S.	379	Super Senior	421	Super Senior

Total structured finance—non-U.S.	28,718	AA+	30,636	AA+

Total structured finance	132,696	AA-	149,392	AA

Total net par outstanding	$587,196	A+	$617,131	A+

        The June 30, 2011 and December 31, 2010 amounts above include $70.6 billion and $78.4 billion, respectively, of AGM structured finance net par outstanding. AGM has not insured a mortgage-backed transaction since January 2008 and announced its complete withdrawal from the structured finance market in August 2008. The structured finance transactions that remain in AGM's insured portfolio are of double-A average underlying credit quality, according to the Company's internal rating system. Management expects AGM's structured finance portfolio to run off rapidly: 13% by year-end 2011, 50% by year end 2013, and 77% by year-end 2015.

        The following tables set forth the Company's net financial guaranty portfolio as of June 30, 2011 and December 31, 2010 by internal rating:

Financial Guaranty Portfolio by Internal Rating

	As of June 30, 2011
	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Pa Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
Super senior	$—	—%	$1,507	3.7%	$19,957	19.2%	$7,683	26.8%	$29,147	5.0%
AAA	5,078	1.2	1,379	3.3	38,175	36.7	12,722	44.3	57,354	9.8
AA	151,571	36.7	1,145	2.8	14,236	13.7	1,606	5.6	168,558	28.7
A	211,736	51.2	12,517	30.4	5,721	5.5	1,610	5.6	231,584	39.4
BBB	41,939	10.2	22,318	54.1	5,248	5.0	3,273	11.3	72,778	12.4
BIG	2,950	0.7	2,360	5.7	20,641	19.9	1,824	6.4	27,775	4.7

Total net par outstanding	$413,274	100.0%	$41,226	100.0%	$103,978	100.0%	$28,718	100.0%	$587,196	100.0%

	As of December 31, 2010
	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
Super senior	$—	—%	$1,420	3.5%	$21,837	18.4%	$7,882	25.7%	$31,139	5.0%
AAA	5,784	1.4	1,378	3.4	45,067	37.9	13,573	44.3	65,802	10.7
AA	161,906	37.9	1,330	3.3	17,355	14.6	1,969	6.4	182,560	29.6
A	214,199	50.2	12,482	30.6	6,396	5.4	1,873	6.1	234,950	38.1
BBB	41,948	9.8	22,338	54.8	7,543	6.4	4,045	13.2	75,874	12.3
BIG	3,159	0.7	1,795	4.4	20,558	17.3	1,294	4.3	26,806	4.3

Total net par outstanding	$426,996	100.0%	$40,743	100.0%	$118,756	100.0%	$30,636	100.0%	$617,131	100.0%

Significant Risk Management Activities

Surveillance Categories

        The Company segregates its insured portfolio into investment grade and BIG surveillance categories to facilitate the appropriate allocation of resources to monitoring and loss mitigation efforts and to aid in establishing the appropriate cycle for periodic review for each exposure. BIG exposures include all exposures with internal credit ratings below BBB-. The Company's internal credit ratings are based on the Company's internal assessment of the likelihood of default. The Company's internal credit ratings are expressed on a ratings scale similar to that used by the rating agencies and generally reflect an approach similar to that employed by the rating agencies.

        The Company monitors its investment grade credits to determine whether any new credits need to be internally downgraded to BIG. The Company refreshes its internal credit ratings on individual credits in quarterly, semi-annual or annual cycles based on the Company's view of the credit's quality, loss potential, volatility and sector. Ratings on credits in sectors identified as under the most stress or with the most potential volatility are reviewed every quarter. The Company's insured credit ratings on assumed credits are based on the Company's independent reviews of low-rated credits or credits in volatile sectors, unless such information is not available, in which case, the ceding company's credit rating of the transactions are used. For example, the Company models all assumed RMBS credits with par above $1 million, as well as certain RMBS credits below that amount.

        Credits identified as BIG are subjected to further review to determine the probability of a loss (see "Losses in the Insured Portfolio" above). Surveillance personnel then assign each BIG transaction to the appropriate BIG surveillance category based upon whether a lifetime loss is expected and whether a claim has been paid. The Company expects "lifetime losses" on a transaction when the Company believes there is more than a 50% chance that, on a present value basis, it will pay more claims over the life of that transaction than it will ultimately have been reimbursed. For surveillance purposes, the Company calculates present value using a constant discount rate of 5%. (A risk-free rate is used for recording of reserves for financial statement purposes.) A "liquidity claim" is a claim that the Company expects to be reimbursed within one year.

        Intense monitoring and intervention is employed for all BIG surveillance categories, with internal credit ratings reviewed quarterly:

  •
  BIG Category 1: Below-investment-grade transactions showing sufficient deterioration to make lifetime losses possible, but for which none are currently expected. Transactions on which claims have been paid but are expected to be fully reimbursed (other than investment grade transactions on which only liquidity claims have been paid) are in this category.

  •
  BIG Category 2: Below-investment-grade transactions for which lifetime losses are expected but for which no claims (other than liquidity claims) have yet been paid.

  •
  BIG Category 3: Below-investment-grade transactions for which lifetime losses are expected and on which claims (other than liquidity claims) have been paid. Transactions remain in this category when claims have been paid and only a recoverable remains.

By Category Below-Investment-Grade Credits

	As of June 30, 2011
	Net Par Outstanding			Number of Credits
Description	Financial Guaranty Insurance	Credit Derivative	Total	Financial Guaranty Insurance	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$6,877	$3,230	$10,107	151	30	181
Category 2	5,038	2,777	7,815	84	44	128
Category 3	7,424	2,429	9,853	129	23	152

Total BIG	$19,339	$8,436	$27,775	364	97	461

	As of December 31, 2010
	Net Par Outstanding			Number of Credits
Description	Financial Guaranty Insurance	Credit Derivative	Total	Financial Guaranty Insurance	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$5,521	$3,241	$8,762	120	31	151
Category 2	5,646	3,457	9,103	97	50	147
Category 3	7,281	1,660	8,941	115	13	128

Total BIG	$18,448	$8,358	$26,806	332	94	426

Exposure to Residential Mortgage-Backed Securities

        The tables below provide information on the risk ratings and certain other risk characteristics of the Company's financial guaranty insurance and credit derivative RMBS exposures as of June 30, 2011. U.S. RMBS exposures represent 4.0% of the total net par outstanding and 57.1% of total BIG net par outstanding. The tables presented provide information with respect to the underlying performance indicators of this book of business. Please refer to Note 4 of the Financial Statements for a discussion of expected losses to be paid on U.S. RMBS exposures.

        Net par outstanding in the following tables are based on values as of June 30, 2011. All performance information such as pool factor, subordination, cumulative losses and delinquency is based on June 30, 2011 information obtained from Intex, Bloomberg, and/or provided by the trustee and may be subject to restatement or correction.

        Pool factor in the following tables is the percentage of the current collateral balance divided by the original collateral balance of the transactions at inception.

        Subordination in the following tables represents the sum of subordinate tranches and overcollateralization, expressed as a percentage of total transaction size and does not include any benefit from excess interest collections that may be used to absorb losses. Many of the closed-end second lien transactions insured by the Company have unique structures whereby the collateral may be written down for losses without a corresponding write-down of the obligations insured by the Company. Many of these transactions are currently undercollateralized, with the principal amount of collateral being less than the principal amount of the obligation insured by the Company. The Company is not required to pay principal shortfalls until legal maturity (rather than making timely principal payments), and takes the undercollateralization into account when estimating expected losses for these transactions.

        Cumulative losses in the following tables are defined as net charge-offs on the underlying loan collateral divided by the original pool balance.

        60+ day delinquencies in the following tables are defined as loans that are greater than 60 days delinquent and all loans that are in foreclosure, bankruptcy or real estate owned divided by net par outstanding.

        U.S. Prime First Lien in the tables below includes primarily prime first lien plus an insignificant amount of other miscellaneous RMBS transactions.

        The Company has not insured or reinsured any U.S. RMBS transactions since June 2008.

Distribution of U.S. RMBS by Internal Rating and Type of Exposure as of June 30, 2011

Ratings:	Prime First Lien	Closed End Second Lien	HELOC	Alt-A First Lien	Option ARM	Subprime First Lien	Net Interest Margin	Total Net Par Outstanding
	(in millions)
AAA	$8	$0	$402	$89	$—	$2,053	$—	$2,552
AA	22	28	240	263	26	1,899	0	2,477
A	17	1	23	39	111	1,157	—	1,347
BBB	131	—	12	329	110	450	0	1,033
BIG	608	1,058	3,604	5,011	2,562	2,967	46	15,857

Total exposures	$786	$1,087	$4,281	$5,731	$2,809	$8,526	$46	$23,266

Distribution of U.S. RMBS by Year Insured and Type of Exposure as of June 30, 2011

Year insured:	Prime First Lien	Closed End Second Lien	HELOC	Alt-A First Lien	Option ARM	Subprime First Lien	Net Interest Margin	Total Net Par Outstanding
	(in millions)
2004 and prior	$48	$1	$324	$123	$47	$1,566	$0	$2,109
2005	179	—	953	661	130	342	0	2,265
2006	130	451	1,296	452	683	3,626	0	6,638
2007	429	634	1,708	2,896	1,849	2,895	46	10,457
2008	—	—	—	1,599	101	98	—	1,797

Total exposures	$786	$1,087	$4,281	$5,731	$2,809	$8,526	$46	$23,266

Distribution of U.S. RMBS by Internal Rating and Year Insured as of June 30, 2011

Year insured:	AAA Rated	AA Rated	A Rated	BBB Rated	BIG Rated	Total
	(dollars in millions)
2004 and prior	$1,380	$105	$104	$154	$365	$2,109
2005	146	150	40	96	1,833	2,265
2006	730	1,663	1,065	210	2,969	6,638
2007	278	411	38	572	9,159	10,457
2008	17	148	101	—	1,531	1,797

Total exposures	$2,552	$2,477	$1,347	$1,033	$15,857	$23,266

% of total	11.0%	10.6%	5.8%	4.4%	68.2%	100.0%

Distribution of Financial Guaranty Direct U.S. RMBS
Insured January 1, 2005 or Later by Exposure Type, Average Pool Factor, Subordination,
Cumulative Losses and 60+ Day Delinquencies as of June 30, 2011
U.S. Prime First Lien

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$175	45.2%	5.3%	1.2%	9.4%	6
2006	130	61.5	8.3	0.0	16.2	1
2007	429	57.1	9.5	3.2	15.4	1
2008	—	—	—	—	—	—

	$735	55.1%	8.3%	2.1%	14.1%	8

U.S. Closed End Second Lien

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$—	—%	—%	—%	—%	—
2006	440	17.4	—	59.0	11.1	2
2007	634	21.2	—	64.5	10.5	10
2008	—	—	—	—	—	—

	$1,074	19.7%	—%	62.3%	10.7%	12

U.S. HELOC

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$900	19.0%	2.7%	14.3%	12.0%	6
2006	1,273	30.9	2.1	31.9	10.6	7
2007	1,708	45.9	3.2	28.0	6.1	9
2008	—	—	—	—	—	—

	$3,881	34.8%	2.7%	26.1%	9.0%	22

U.S. Alt-A First Lien

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$659	37.2%	10.6%	5.4%	18.6%	21
2006	452	43.9	0.0	15.5	37.1	7
2007	2,896	55.3	5.7	11.1	32.7	12
2008	1,599	51.7	24.3	11.0	30.5	5

	$5,606	51.2%	11.1%	10.8%	30.8%	45

U.S. Option ARM

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$121	26.7%	8.4%	8.7%	38.4%	4
2006	677	51.1	3.2	12.8	53.2	7
2007	1,849	55.4	4.2	13.9	40.8	11
2008	101	58.0	49.3	9.5	37.6	1

	$2,747	53.2%	5.8%	13.2%	43.6%	23

 U.S. Subprime First Lien

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$333	35.7%	45.3%	5.7%	39.7%	7
2006	3,619	23.9	61.6	15.1	38.6	4
2007	2,895	55.6	24.7	15.8	47.3	13
2008	81	67.9	30.5	10.1	25.9	1

	$6,927	38.2%	45.0%	14.9%	42.1%	25

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

        In addition to assumed and ceded reinsurance arrangements, the company may also have exposure to some financial guaranty reinsurers (i.e., monolines) in other areas. Second-to-pay insured par outstanding represents transactions the Company has insured that were previously insured by other monolines. The Company underwrites such transactions based on the underlying insured obligation without regard to the primary insurer. Another area of exposure is in the investment portfolio where the Company holds fixed maturity securities that are wrapped by monolines and whose value may decline based on the rating of the monoline. At June 30, 2011, the Company had $828.8 million of fixed maturity securities in its investment portfolio wrapped by MBIA Insurance Corporation, $598.5 million by Ambac Assurance Corp. and $54.4 million by other guarantors at fair value.

Exposure by Reinsurer

	Ratings at August 3, 2011		Par Outstanding as of June 30, 2011
Reinsurer	Moody's Financial Strength Rating	S&P Financial Strength Rating	Ceded Par Outstanding(3)	Second-to- Pay Insured Par Outstanding	Assumed Par Outstanding
	(dollars in millions)
Radian Asset Assurance Inc.	Ba1	BB-	$20,859	$56	$—
Tokio Marine & Nichido Fire Insurance Co., Ltd.	Aa2(1)	AA-(1)	17,966	—	933
RAM Reinsurance Co. Ltd.	WR(2)	WR(2)	12,701	—	24
Syncora Guarantee Inc.	Ca	WR	4,334	2,323	217
Mitsui Sumitomo Insurance Co. Ltd.	Aa3	AA-	2,442	—	—
ACA Financial Guaranty Corp	NR	WR	866	13	2
Swiss Reinsurance Co.	A1	A+	512	—	—
Ambac Assurance Corporation	WR	WR	87	7,700	23,593
CIFG Assurance North America Inc.	WR	WR	69	258	10,158
MBIA Insurance Corporation	B3	B	45	11,704	10,773
Financial Guaranty Insurance Co.	WR	WR	—	3,854	2,350
Other	Various	Various	1,052	2,061	100

Total			$60,933	$27,969	$48,150

(1)
The Company has structural collateral agreements satisfying the triple-A credit requirement of S&P and/or Moody's.

(2)
Represents "Withdrawn Rating."

(3)
Includes $6,534.4 million in ceded par outstanding related to insured credit derivatives.

Ceded Par Outstanding by Reinsurer and Credit Rating
As of June 30, 2011

	Internal Credit Rating
Reinsurer	Super Senior	AAA	AA	A	BBB	BIG	Total
	(in millions)
Radian Asset Assurance Inc.	$186	$1,013	$9,054	$7,515	$2,731	$360	$20,859
Tokio Marine & Nichido Fire Insurance Co., Ltd.	454	1,753	5,447	6,254	3,194	864	17,966
RAM Reinsurance Co. Ltd.	377	2,109	4,425	3,484	1,848	458	12,701
Syncora Guarantee Inc.	—	—	454	831	2,908	141	4,334
Mitsui Sumitomo Insurance Co. Ltd.	8	156	865	918	418	77	2,442
ACA Financial Guaranty Corp	—	—	574	247	45	—	866
Swiss Reinsurance Co.	—	10	108	215	98	81	512
Ambac Assurance Corporation	—	—	—	87	—	—	87
CIFG Assurance North America Inc.	—	—	—	—	—	69	69
MBIA Insurance Corporation	—	—	45	—	—	—	45
Other	—	—	224	742	86	—	1,052

Total	$1,025	$5,041	$21,196	$20,293	$11,328	$2,050	$60,933

        In accordance with statutory accounting requirements and U.S. insurance laws and regulations, in order for the Company to receive credit for liabilities ceded to reinsurers domiciled outside of the U.S., such reinsurers must secure their liabilities to the Company. All of the unauthorized reinsurers in the table above post collateral for the benefit of the Company in an amount equal to at least the sum of their ceded unearned premium reserve, loss reserves and contingency reserves, all calculated on a statutory basis of accounting. CIFG Assurance North America Inc. and Radian Asset Assurance Inc. are authorized reinsurers. Their collateral equals or exceeds their ceded statutory loss reserves. Collateral may be in the form of letters of credit or trust accounts. The total collateral posted by all non-affiliated reinsurers as of June 30, 2011 is approximately $1 billion.

Second-to-Pay
Insured Par Outstanding by Internal Rating
As of June 30, 2011

	Public Finance						Structured Finance
	Super Senior	AAA	AA	A	BBB	BIG	Super Senior	AAA	AA	A	BBB	BIG	Total
	(in millions)
Radian Asset Assurance Inc.	$—	$—	$—	$13	$31	$11	$—	$1	$—	$—	$—	$—	$56
Syncora Guarantee Inc.	—	—	3	446	719	344	—	282	148	118	—	263	2,323
ACA Financial Guaranty Corp	—	—	7	—	6	—	—	—	—	—	—	—	13
Ambac Assurance Corporation	—	6	2,133	3,068	1,236	379	—	147	73	267	89	302	7,700
CIFG Assurance North America Inc.	—	—	11	69	133	45	—	—	—	—	—	—	258
MBIA Insurance Corporation	—	10	3,223	4,524	1,934	30	—	—	1,357	57	544	25	11,704
Financial Guaranty Insurance Co	—	—	167	1,255	615	373	476	765	—	125	12	66	3,854
Other	—	—	—	2,061	—	—	—	—	—	—	—	—	2,061

Total	$—	$16	$5,544	$11,436	$4,674	$1,182	$476	$1,195	$1,578	$567	$645	$656	$27,969

 Liquidity and Capital Resources

AGL and its Holding Company Subsidiaries

        AGL and its holding company subsidiaries' liquidity is largely dependent on its operating results and its access to external financings. Liquidity requirements include the payment of operating expenses, interest on debt of Assured Guaranty US Holdings Inc. ("AGUS") and Assured Guaranty Municipal Holdings Inc. ("AGMH") and dividends on common shares. AGL and its holding company subsidiaries may also require liquidity to make periodic capital investments in its operating subsidiaries. In the ordinary course of business, the Company evaluates its liquidity needs and capital resources in light of holding company expenses and dividend policy, as well as rating agency considerations. Management believes that AGL will have sufficient liquidity to satisfy its needs over the next twelve months, including the ability to pay dividends on AGL common shares. See "—Insurance Company Regulatory Restrictions" below for a discussion of dividend restrictions. In addition, under the terms of the purchase agreement under which AGMH was acquired, AGM is subject to a dividend restriction until July 1, 2012.

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

 AGL and Holding Company Subsidiaries
Significant Cash Flow Items

	Six Months
	2011	2010
	(in millions)
Dividends and return of capital from subsidiaries	$59.0	$55.0
Dividends paid	(16.6)	(16.6)
Interest paid	(42.2)	(42.2)

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

        Insurance policies issued provide, in general, that payments of principal, interest and other amounts insured may not be accelerated by the holder of the obligation. Amounts paid by the Company therefore are typically in accordance with the obligation's original payment schedule or, at the Company's option, may be on an accelerated basis. CDS may provide for acceleration of amounts due upon the occurrence of certain credit events, subject to single-risk limits specified in the insurance laws of the State of New York (the "New York Insurance Law"). These constraints prohibit or limit acceleration of certain claims according to Article 69 of the New York Insurance Law and serve to reduce the Company's liquidity requirements.

        Payments made in settlement of the Company's obligations arising from its insured portfolio may, and often do, vary significantly from year-to-year, depending primarily on the frequency and severity of payment defaults and whether the Company chooses to accelerate its payment obligations in order to mitigate future losses.

Claims Paid

	Six Months
	2011	2010
	(in millions)
Claims paid	$559.5	$581.1
R&W recoveries	(902.4)	(64.2)

Claims paid (recovered), net(1)	$(342.9)	$516.9

(1)
Includes $12.2 million and $58.9 million for consolidated FG VIEs for Six Months 2011 and 2010, respectively.

        The terms of the Company's CDS contracts generally are modified from standard CDS contract forms approved by ISDA in order to provide for payments on a scheduled basis and to replicate the terms of a traditional financial guaranty insurance policy. Some contracts the Company enters into as the credit protection seller, however, utilize standard ISDA settlement mechanics of cash settlement (i.e., a process to value the loss of market value of a reference obligation) or physical settlement (i.e., delivery of the reference obligation against payment of principal by the protection seller) in the event of a "credit event," as defined in the relevant contract. Cash settlement or physical settlement generally requires the payment of a larger amount, prior to the maturity of the reference obligation, than would settlement on a "pay-as-you-go" basis, under which the Company would be required to pay scheduled interest shortfalls during the term of the reference obligation and scheduled principal shortfall only at the final maturity of the reference obligation. The Company's CDS contracts also generally provide that if events of default or termination events specified in the CDS documentation were to occur, the non-defaulting or the non-affected party, which may be either the Company or the counterparty, depending upon the circumstances, may decide to terminate the CDS contract prior to maturity. The Company may be required to make a termination payment to its swap counterparty upon such termination. See also "—Ratings Sensitivity in Financial Guaranty Direct Business."

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

  •
  Synthetic CDOs:  In the case of pooled corporate synthetic CDOs, where the Company's credit exposure was typically set at super senior levels at inception, the Company is exposed to credit losses of a synthetic pool of corporate obligors following the exhaustion of a deductible. In these transactions, losses are typically calculated using ISDA cash settlement mechanics. As a result, the Company's exposures to the individual corporate obligors within any synthetic transaction are constrained by the New York Insurance Law single risk limits. In these transactions, the credit events giving rise to a payment obligation are generally (a) the reference entity's bankruptcy; (b) failure by the reference entity to pay its debt obligations; and (c) in certain transactions, the restructuring of the reference entity's debt obligations. The Company generally would not be required to make a payment until aggregate credit losses exceed the designated deductible threshold and only as each incremental default occurs. Once the deductible is exhausted, each further credit event would give rise to cash settlements.

Pooled Corporate CDS

	As of June 30, 2011		As of December 31, 2010
	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
Funded CDOs	$50,449	70%	$56,779	71%
Synthetic CDOs	22,030	30	23,154	29

Total pooled corporate CDS	$72,479	100%	$79,933	100%

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

        Under Maryland's insurance law, AGC may pay dividends out of earned surplus in any twelve-month period in an aggregate amount not exceeding the lesser of (a) 10% of policyholders' surplus or (b) net investment income at the preceding December 31 (including net investment income that has not already been paid out as dividends for the three calendar years prior to the preceding calendar year) without prior approval of the Maryland Commissioner of Insurance. As of June 30, 2011, the amount available for distribution from AGC during 2011 with notice to, but without prior approval of, the Maryland Commissioner was approximately $106.6 million.

        Under the New York Insurance Law, AGM may pay dividends out of earned surplus, provided that, together with all dividends declared or distributed by AGM during the preceding 12 months, the dividends do not exceed the lesser of (a) 10% of policyholders' surplus as of its last statement filed with the Superintendent of Insurance of the State of New York (the "New York Superintendent") or (b) adjusted net investment income (net investment income at the preceding December 31 plus net investment income that has not already been paid out as dividends for the three calendar years prior to the preceding calendar year) during this period. Based on AGM's statutory statements for 2010, the maximum amount available for payment of dividends by AGM without regulatory approval over the 12 months following June 30, 2011 was approximately $130.4 million. However, in connection with the acquisition of AGMH on July 1, 2009 ("AGMH Acquisition"), the Company has committed to the New York Insurance Department that AGM will not pay any dividends for a period of two years from the date of the AGMH Acquisition without the written approval of the New York Insurance Department.

        The amount available at AG Re to pay dividends or make a distribution of contributed surplus in Second Quarter 2011 in compliance with Bermuda law is $1,150 million. However, any distribution that results in a reduction of 15% or more of AG Re's total statutory capital, as set out in its previous years' financial statements, would require the prior approval of the Bermuda Monetary Authority. Dividends are limited by requirements that the subject company must at all times (i) maintain the minimum solvency margin required under the Insurance Act of 1978 and (ii) have relevant assets in an amount at least equal to 75% of relevant liabilities, both as defined under the Insurance Act of 1978. AG Re, as a Class 3B insurer, is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the Authority an affidavit stating that it will continue to meet the required margins.

Cash Flows

Cash Flow Summary

	Six Months
	2011	2010
	(in millions)
Net cash flows provided by (used in) operating activities	$614.4	$(249.6)
Net cash flows provided by (used in) investing activities	57.2	605.3
Net cash flows provided by (used in) financing activities	(622.8)	(299.5)
Effect of exchange rate changes	3.2	(3.1)
Cash at beginning of period	107.2	44.1

Total cash at the end of the period	$159.2	$97.2

        Operating cash flows in Six Months 2011 and 2010 include cash flows from FG VIEs. Claims paid on consolidated FG VIEs are presented in the consolidated cash flow statements as paydowns on FG VIE liabilities in financing activities as opposed to operating activities. Operating cash flow excluding FG VIEs were $783.7 million inflow in Six Months 2011 and $291.7 million outflow in Six Months 2010. The increase in operating cash flows was mainly due to the cash proceeds received from Bank of America Agreement.

        Investing activities were primarily net sales (purchases) of fixed maturity and short-term investment securities. Investing cash flows in Six Months 2011 and 2010 include $424.0 million inflow and $217.3 million inflow for FG VIEs, respectively.

        Financing activities consisted primarily of paydowns of FG VIEs. Financing cash flows in Six Months 2011 and 2010 include $593.3 million outflow and $259.4 million outflow for FG VIEs, respectively.

Commitments and Contingencies

Leases

        AGL and its subsidiaries are party to various lease agreements. Future cash payments associated with contractual obligations pursuant to operating leases for office space have not materially changed since December 31, 2010.

Long-Term Debt Obligations

        The principal and carrying values of the Company's long-term debt issued by AGUS and AGMH were as follows:

Principal and Carrying Amounts of Debt

	As of June 30, 2011		As of December 31, 2010
	Principal	Carrying Value	Principal	Carrying Value
	(in millions)
AGUS:
7.0% Senior Notes	$200.0	$197.6	$200.0	$197.6
8.50% Senior Notes	172.5	171.5	172.5	171.0
Series A Enhanced Junior Subordinated Debentures	150.0	149.8	150.0	149.8

Total AGUS	522.5	518.9	522.5	518.4
AGMH(1):
6 7/8% QUIBS	100.0	67.2	100.0	67.0
6.25% Notes	230.0	135.5	230.0	135.0
5.60% Notes	100.0	53.3	100.0	53.0
Junior Subordinated Debentures	300.0	155.3	300.0	152.5
Notes Payable	109.0	116.2	119.3	127.0

Total AGMH	839.0	527.5	849.3	534.5

Total	$1,361.5	$1,046.4	$1,371.8	$1,052.9

(1)
AGMH principal amounts vary from carrying amounts due primarily to acquisition method fair value adjustments at the Acquisition Date, which are accreted or amortized into interest expense over the remaining terms of these obligations.

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

        Series A Enhanced Junior Subordinated Debentures.    On December 20, 2006, AGUS issued $150.0 million of the Debentures due 2066 for net proceeds of $149.7 million. The Debentures pay a fixed 6.40% rate of interest until December 15, 2016, and thereafter pay a floating rate of interest, reset quarterly, at a rate equal to three month London Interbank Offered Rate ("LIBOR") plus a margin equal to 2.38%. AGUS may elect at one or more times to defer payment of interest for one or more consecutive periods for up to 10 years. Any unpaid interest bears interest at the then applicable rate. AGUS may not defer interest past the maturity date.

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

        Junior Subordinated Debentures.    On November 22, 2006, AGMH issued $300.0 million face amount of Junior Subordinated Debentures with a scheduled maturity date of December 15, 2036 and a final repayment date of December 15, 2066. The final repayment date of December 15, 2066 may be automatically extended up to four times in five-year increments provided certain conditions are met. The debentures are redeemable, in whole or in part, at any time prior to December 15, 2036 at their principal amount plus accrued and unpaid interest to the date of redemption or, if greater, the make-whole redemption price. Interest on the debentures will accrue from November 22, 2006 to December 15, 2036 at the annual rate of 6.40%. If any amount of the debentures remains outstanding after December 15, 2036, then the principal amount of the outstanding debentures will bear interest at a floating interest rate equal to one-month LIBOR plus 2.215% until repaid. AGMH may elect at one or more times to defer payment of interest on the debentures for one or more consecutive interest periods that do not exceed 10 years. In connection with the completion of this offering, AGMH entered into a replacement capital covenant for the benefit of persons that buy, hold or sell a specified series of AGMH long-term indebtedness ranking senior to the debentures. Under the covenant, the debentures will not be repaid, redeemed, repurchased or defeased by AGMH or any of its subsidiaries on or before the date that is 20 years prior to the final repayment date, except to the extent that AGMH has received proceeds from the sale of replacement capital securities. The proceeds from this offering were used to pay a dividend to the shareholders of AGMH.

        Notes Payable represents debt, issued by special purpose entities consolidated by AGM, to the Financial Products Companies transferred to Dexia Holdings prior to the AGMH Acquisition. The funds borrowed were used to finance the purchase of the underlying obligations of AGM-insured obligations which had breached triggers allowing AGM to exercise its right to accelerate payment of a claim in order to mitigate loss. The assets purchased are classified as assets acquired in refinancing transactions and recorded in "other invested assets". The term of the notes payable matches the terms of the assets. On the Acquisition Date, the fair value of this note was $164.4 million, representing a premium of $9.5 million, which is amortized over the term of the debt.

Recourse Credit Facilities

  2006 Credit Facility

        On November 6, 2006, AGL and certain of its subsidiaries entered into a $300.0 million, five-year unsecured revolving credit facility (the "2006 Credit Facility") with a syndicate of banks. Under the 2006 Credit Facility, each of AGC, Assured Guaranty (UK) Ltd. ("AGUK"), AG Re, Assured Guaranty Re Overseas Ltd. ("AGRO") and AGL are entitled to request the banks to make loans to such borrower or to request that letters of credit be issued for the account of such borrower. Of the $300.0 million available to be borrowed, no more than $100.0 million may be borrowed by AGL, AG Re or AGRO, individually or in the aggregate, and no more than $20.0 million may be borrowed by AGUK. The stated amount of all outstanding letters of credit and the amount of all unpaid drawings in respect of all letters of credit cannot, in the aggregate, exceed $100.0 million. The 2006 Credit Facility also provides that Assured Guaranty may request that the commitment of the banks be increased an additional $100.0 million up to a maximum aggregate amount of $400.0 million. Any such incremental commitment increase is subject to certain conditions provided in the agreement and must be for at least $25.0 million.

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

        In addition, the 2006 Credit Facility requires that AGC maintain qualified statutory capital of at least 75% of its statutory capital as of the fiscal quarter ended June 30, 2006. Furthermore, the 2006 Credit Facility contains restrictions on AGL and its subsidiaries, including, among other things, in respect of their ability to incur debt, permit liens, become liable in respect of guaranties, make loans or investments, pay dividends or make distributions, dissolve or become party to a merger, consolidation or acquisition, dispose of assets or enter into affiliate transactions. Most of these restrictions are subject to certain minimum thresholds and exceptions. The 2006 Credit Facility has customary events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, bankruptcy or insolvency proceedings, change of control and cross-default to other debt agreements. A default by one borrower will give rise to a right of the lenders to terminate the facility and accelerate all amounts then outstanding. As of June 30, 2011 and December 31, 2010, Assured Guaranty was in compliance with all of the financial covenants.

        As of June 30, 2011, no amounts were outstanding under this facility nor have there been any borrowings during the life of the 2006 Credit Facility.

        Letters of credit totaling approximately $2.9 million remained outstanding as of June 30, 2011 and December 31, 2010, respectively. The Company obtained the letters of credit in connection with entering into a lease for new office space in 2008, which space was subsequently sublet.

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

        One event that may lead to an early termination of a lease is the downgrade of AGM, as the strip coverage provider, or the downgrade of the equity payment undertaker within the transaction. Upon such downgrade, the tax-exempt entity is generally obligated to find a replacement credit enhancer within a specified period of time; failure to find a replacement could result in a lease default, and failure to cure the default within a specified period of time could lead to an early termination of the lease and a demand by the lessor for a termination payment from the tax-exempt entity. However, even in the event of an early termination of the lease, there would not necessarily be an automatic draw on AGM's policy, as this would only occur to the extent the tax-exempt entity does not make the required termination payment.

        AIG International Group, Inc. is one entity that has acted as equity payment undertaker in a number of transactions in which AGM acted as strip coverage provider. AIG was downgraded in the third quarter of 2008, and AGM was downgraded by Moody's in the fourth quarter of 2008. As a result of those downgrades, as of June 30, 2011, 45 leveraged lease transactions in which AGM acts as strip coverage provider were breaching either a ratings trigger related to AIG or a ratings trigger related to AGM. For such 45 leveraged lease transactions, if early termination of the leases were to occur and the tax-exempt entities do not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of approximately $1.1 billion as of June 30, 2011. If AGM were downgraded to A+ by S&P or A1 by Moody's, as of June 30, 2011, another 26 leveraged lease transactions in which AGM acts as strip coverage provider would be affected. For such 26 leveraged lease transactions, if early termination of the leases were to occur and the tax-exempt entities do not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of an additional approximately $1.0 billion as of June 30, 2011. To date, none of the leveraged lease transactions which involve AGM has experienced an early termination due to a lease default and a claim on the AGM guaranty. It is difficult to determine the probability that the Company will have to pay strip provider claims or the likely aggregate amount of such claims. At June 30, 2011, approximately $0.6 billion of cumulative strip par exposure had been terminated on a consensual basis. The consensual terminations have resulted in no claims on AGM.

        On July 1, 2009, AGM and DCL, acting through its New York Branch ("Dexia Crédit Local (NY)"), entered into a credit facility (the "Strip Coverage Facility"). Under the Strip Coverage Facility, Dexia Crédit Local (NY) agreed to make loans to AGM to finance all draws made by lessors on AGM strip policies that were outstanding as of November 13, 2008, up to the commitment amount. The commitment amount of the Strip Coverage Facility was $1 billion at closing of the AGMH Acquisition but is scheduled to amortize over time. As of June 30, 2011, the maximum commitment amount of the Strip Coverage Facility has amortized to $988.4 million. It may also be reduced in 2014 to $750 million, if AGM does not have a specified consolidated net worth at that time.

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

        As of June 30, 2011, no amounts were outstanding under this facility, nor have there been any borrowings during the life of this facility.

Limited Recourse Credit Facilities

  AG Re Credit Facility

        On July 31, 2007, AG Re entered into a limited recourse credit facility ("AG Re Credit Facility") with a syndicate of banks, which provides up to $200.0 million for the payment of losses in respect of the covered portfolio. The AG Re Credit Facility expires in July 2014. The facility can be utilized after AG Re has incurred, during the term of the facility, cumulative municipal losses (net of any recoveries) in excess of the greater of $260 million or the average annual debt service of the covered portfolio multiplied by 4.5%. The obligation to repay loans under this agreement is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations in the covered portfolio, including certain installment premiums and other collateral.

        As of June 30, 2011, no amounts were outstanding under this facility nor have there been any borrowings during the life of this facility.

  AGM Credit Facility

        On April 30, 2005, AGM entered into a limited recourse credit facility ("AGM Credit Facility") with a syndicate of international banks, which provides up to $297.5 million for the payment of losses in respect of the covered portfolio. The AGM Credit Facility expires April 30, 2015. The facility can be utilized after AGM has incurred, during the term of the facility, cumulative municipal losses (net of any recoveries) in excess of the greater of $297.5 million or the average annual debt service of the covered portfolio multiplied by 5.0%. The obligation to repay loans under this agreement is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations in the covered portfolio, including certain installment premiums and other collateral. The ratings downgrade of AGM by Moody's to Aa3 in November 2008 resulted in an increase to the commitment fee.

        As of June 30, 2011, no amounts were outstanding under this facility nor have there been any borrowings during the life of this facility.

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

        Income distributions on the AGC CCS Securities were equal to an annualized rate of one-month LIBOR plus 110 basis points for all periods ending on or before April 8, 2008. For periods after that date, distributions on the AGC CCS Securities were determined pursuant to an auction process. However, on April 7, 2008 the auction process failed. As a result, the annualized rate on the AGC CCS Securities increased to one-month LIBOR plus 250 basis points. When a Custodial Trust holds Eligible Assets, the relevant distribution period is 28 days; when a Custodial Trust holds AGC Preferred Stock, however, the distribution period is 49 days.

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

        The Put Agreements have no scheduled termination date or maturity. However, each Put Agreement will terminate if (subject to certain grace periods) (1) AGC fails to pay the put premium as required, (2) AGC elects to have the AGC Preferred Stock bear a fixed rate dividend (a "Fixed Rate Distribution Event"), (3) AGC fails to pay dividends on the AGC Preferred Stock, or the Custodial Trust's fees and expenses for the related period, (4) AGC fails to pay the redemption price of the AGC Preferred Stock, (5) the face amount of a Custodial Trust's CCS Securities is less than $20 million, (6) AGC terminates the Put Agreement, or (7) a decree of judicial dissolution of the Custodial Trust is entered. If, as a result of AGC's failure to pay the put premium, the Custodial Trust is liquidated, AGC will be required to pay a termination payment, which will in turn be distributed to the holders of the AGC CCS Securities. The termination payment will be at a rate equal to 1.10% per annum of the amount invested in Eligible Assets calculated from the date of the failure to pay the put premium through the end of the applicable period. As of June 30, 2011 the put option had not been exercised.

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

  The AGM CPS Securities

        In June 2003, $200.0 million of AGM CPS Securities, money market preferred trust securities, were issued by trusts created for the primary purpose of issuing the AGM CPS Securities, investing the proceeds in high-quality commercial paper and selling put options to AGM, allowing AGM to issue the trusts noncumulative redeemable perpetual preferred stock (the "AGM Preferred Stock") of AGM in exchange for cash. There are four trusts each with an initial aggregate face amount of $50 million. These trusts hold auctions every 28 days at which time investors submit bid orders to purchase AGM CPS Securities. If AGM were to exercise a put option, the applicable trust would transfer the portion of the proceeds attributable to principal received upon maturity of its assets, net of expenses, to AGM in exchange for Preferred Stock of AGM. AGM pays a floating put premium to the trusts, which represents the difference between the commercial paper yield and the winning auction rate (plus all fees and expenses of the trust). If any auction does not attract sufficient clearing bids, however, the auction rate is subject to a maximum rate of 200 basis points above LIBOR for the next succeeding distribution period. Beginning in August 2007, the AGM CPS Securities required the maximum rate for each of the relevant trusts. AGM continues to have the ability to exercise its put option and cause the related trusts to purchase AGM Preferred Stock. The trusts provide AGM access to new capital at its sole discretion through the exercise of the put options. The Company does not consider itself to be the primary beneficiary of the trusts because it does not retain the majority of the residual benefits or expected losses. As of June 30, 2011 the put option had not been exercised.

Investment Portfolio

        The Company's principal objectives in managing its investment portfolio are to preserve the highest possible ratings for each operating company; to manage investment risk within the context of the underlying portfolio of insurance risk; to maintain sufficient liquidity to cover unexpected stress in the insurance portfolio; and to maximize after-tax net investment income.

Fixed Maturity Securities and Short-Term Investments

        The Company's fixed maturity securities and short-term investments have duration of 4.9 years as of June 30, 2011, compared with 5.0 years as of December 31, 2010. The Company's fixed maturity securities are designated as available-for-sale. Fixed maturity securities are reported at their fair value, and the change in fair value is reported as part of AOCI except for the credit component of the unrealized loss for securities deemed to be OTTI. The Company reviews the investment portfolio for possible impairment losses. If management believes the decline in fair value is "other-than-temporary," the Company writes down the carrying value of the investment and records a realized loss in the consolidated statements of operations for an amount equal to the credit component of the unrealized loss. For additional information, see "Investments" in Note 8, of the Financial Statements.

        Fair value of fixed maturity securities is based upon market prices provided by either independent pricing services or, when such prices are not available, by reference to broker or underwriter bid indications. The Company's fixed maturity and short term portfolio is primarily invested in publicly traded securities. For more information about the Investment Portfolio and a detailed description of the Company's valuation of investments see "Investments" in Note 8, of the Financial Statements.

Fixed Maturity Securities and Short-Term Investments
by Security Type

	As of June 30, 2011
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in millions)
Fixed maturity securities:
U.S. government and agencies	$926.1	$49.4	$(0.2)	$975.3
Obligations of state and political subdivisions	5,038.7	162.3	(16.8)	5,184.2
Corporate securities	1,045.7	28.7	(8.9)	1,065.5
Mortgage-backed securities(1):
RMBS	1,208.8	59.9	(51.2)	1,217.5
CMBS	498.8	17.7	(0.4)	516.1
Asset-backed securities	540.4	26.0	(5.5)	560.9
Foreign government securities	337.6	8.1	(1.0)	344.7

Total fixed maturity securities	9,596.1	352.1	(84.0)	9,864.2
Short-term investments	1,070.4	—	—	1,070.4

Total fixed maturity and short-term investments	$10,666.5	$352.1	$(84.0)	$10,934.6

	As of December 31, 2010
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in millions)
Fixed maturity securities:
U.S. government and agencies	$1,000.3	$48.3	$(0.4)	$1,048.2
Obligations of state and political subdivisions	4,922.0	99.9	(62.0)	4,959.9
Corporate securities	980.1	25.2	(12.8)	992.5
Mortgage-backed securities(1):
RMBS	1,173.6	56.4	(45.9)	1,184.1
CMBS	365.7	14.8	(1.4)	379.1
Asset-backed securities	498.2	9.9	(5.2)	502.9
Foreign government securities	349.5	5.3	(6.2)	348.6

Total fixed maturity securities	9,289.4	259.8	(133.9)	9,415.3
Short-term investments	1,031.3	0.3	—	1,031.6

Total fixed maturity and short-term investments	$10,320.7	$260.1	$(133.9)	$10,446.9

(1)
As of June 30, 2011 and December 31, 2010, respectively, approximately 63% and 64% of the Company's total mortgage-backed securities were government agency obligations.

        The following tables summarize, for all fixed maturity securities in an unrealized loss position as of June 30, 2011 and December 31, 2010, the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.

Fixed Maturity Securities
Gross Unrealized Loss by Length of Time

	As of June 30, 2011
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
U.S. government and agencies	$54.4	$(0.2)	$—	$—	$54.4	$(0.2)
Obligations of state and political subdivisions	851.4	(16.0)	9.5	(0.8)	860.9	(16.8)
Corporate securities	355.8	(8.9)	—	—	355.8	(8.9)
Mortgage-backed securities:
RMBS	218.4	(27.9)	10.1	(23.3)	228.5	(51.2)
CMBS	72.3	(0.4)	—	—	72.3	(0.4)
Asset-backed securities	43.7	(5.5)	2.2	(0.0)	45.9	(5.5)
Foreign government securities	80.1	(1.0)	—	—	80.1	(1.0)

Total	$1,676.1	$(59.9)	$21.8	$(24.1)	$1,697.9	$(84.0)

Number of securities		264		13		277

Number of securities with OTTI		5		3		8

	As of December 31, 2010
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
U.S. government and agencies	$20.5	$(0.4)	$—	$—	$20.5	$(0.4)
Obligations of state and political subdivisions	1,694.5	(58.9)	23.5	(3.1)	1,718.0	(62.0)
Corporate securities	403.6	(12.8)	—	—	403.6	(12.8)
Mortgage-backed securities:
RMBS	148.4	(32.8)	45.3	(13.1)	193.7	(45.9)
CMBS	92.6	(1.4)	—	—	92.6	(1.4)
Asset-backed securities	228.3	(5.1)	2.3	(0.1)	230.6	(5.2)
Foreign government securities	245.3	(6.2)	—	—	245.3	(6.2)

Total	$2,833.2	$(117.6)	$71.1	$(16.3)	$2,904.3	$(133.9)

Number of securities		406		19		425

Number of securities with OTTI		10		3		13

        The decrease in gross unrealized losses in Second Quarter 2011 was primarily due to the decrease of unrealized losses attributable to municipal securities of $45.2 million. The decrease in gross unrealized losses during the Six Months 2011 was due to the decrease in U.S. Treasury yields during the second quarter of 2011. Of the securities in an unrealized loss position for 12 months or more as of June 30, 2011, five securities had unrealized losses greater than 10% of book value. The total unrealized loss for these securities as of June 30, 2011 was $23.3 million. The unrealized loss is yield-related and not specific to individual issuer credit. The Company has determined that these securities were not other-than-temporarily- impaired as of June 30, 2011.

        As of June 30, 2011, based on fair value, approximately 90% of the Company's investments were long-term fixed maturity securities, and the Company's portfolio, excluding other invested assets, had an average duration of 4.9 years, compared with 90% and 5.0 years as of December 31, 2010. Changes in interest rates affect the value of the Company's fixed maturity portfolio. As interest rates fall, the fair value of fixed maturity securities increases, and as interest rates rise, the fair value of fixed maturity securities decreases. The Company's portfolio of fixed maturity securities consists primarily of high-quality, liquid instruments. The Company continues to receive sufficient information to value its investments and has not had to modify its approach due to the current market conditions.

        The amortized cost and estimated fair value of the Company's available-for-sale fixed maturity securities as of June 30, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

 Distribution of Fixed Maturity Securities by Contractual Maturity

	As of June 30, 2011
	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$279.4	$281.2
Due after one year through five years	1,636.1	1,685.5
Due after five years through ten years	2,515.4	2,626.0
Due after ten years	3,457.6	3,537.9
Mortgage-backed securities:
RMBS	1,208.8	1,217.5
CMBS	498.8	516.1

Total	$9,596.1	$9,864.2

        The following table summarizes the ratings distributions of the Company's investment portfolio as of June 30, 2011 and December 31, 2010. Ratings reflect the lower of the Moody's and S&P classifications, except for bonds purchased for loss mitigation or risk management strategies, which use Assured Guaranty's internal ratings classifications.

Distribution of Fixed Maturity Securities by Rating

Rating	As of June 30, 2011	As of December 31, 2010
AAA	44.0%	43.2%
AA	36.4	36.0
A	15.4	15.0
BBB	0.4	1.8
BIG(1)	1.8	2.1
Not rated(1)	2.0	1.9

Total	100.0%	100.0%

(1)
Include securities purchased or obtained as part of loss mitigation or other risk management strategies of $653.5 million in par with carrying value of $361.5 million or 3.7% of fixed maturity securities as of June 30, 2011 and of $779.9 million in par with carrying value of $322.1 million or 3.4% of fixed maturity securities as of December 31, 2010.

        As of June 30, 2011 and December 31, 2010, the Company's investment portfolio contained 19 securities that were not rated or rated BIG. As of June 30, 2011 and December 31, 2010, the weighted average credit quality of the Company's entire investment portfolio was AA.

        The Company purchased securities that it has insured, and for which it has expected losses, in order to mitigate the economic effect of insured losses. These securities were purchased at a discount and are accounted for excluding the effects of the Company's insurance on the securities. As of June 30, 2011, securities purchased for loss mitigation purposes had a fair value of $168.1 million, representing $406.6 million of par. Under the terms of certain credit derivative contracts, the Company has obtained the obligations referenced in the transactions and recorded such assets in fixed maturity securities in the consolidated balance sheets. Such amounts totaled $193.4 million, representing $246.9 million in par.

        As of June 30, 2011, $1,481.7 million of the Company's fixed maturity securities were guaranteed by third parties. The following table presents the fair value of securities with third party guaranties by underlying credit rating:

Rating(1)	As of June 30, 2011
(in millions)
AAA	$2.3
AA	840.2
A	629.9
BBB	—
BIG	7.5
Not Available	1.8

Total	$1,481.7

(1)
Ratings are lower of Moody's and S&P.

Distribution by Third Party Guarantor

Guarantor	As of June 30, 2011
(in millions)
MBIA Insurance Corporation	$828.8
Ambac Assurance Corporation	598.5
Other	54.4

Total	$1,481.7

        Short-term investments include securities with maturity dates equal to or less than one year at the time of purchase. The Company's short-term investments consist of money market funds, discounted notes and certain time deposits for foreign cash portfolios. Short-term investments are reported at fair value.

        Under agreements with its cedants and in accordance with statutory requirements, the Company maintains fixed maturity securities in trust accounts for the benefit of reinsured companies, which amounted to $374.1 million and $365.3 million as of June 30, 2011 and December 31, 2010, respectively. In addition, to fulfill state licensing requirements the Company has placed on deposit eligible securities of $19.1 million and $19.2 million as of June 30, 2011 and December 31, 2010, respectively, for the protection of the policyholders.

        Under certain derivative contracts, the Company is required to post eligible securities as collateral. The need to post collateral under these transactions is generally based on mark-to-market valuations in excess of contractual thresholds. The fair market value of the Company's pledged securities totaled $768.6 million and $765.9 million as of June 30, 2011 and December 31, 2010, respectively.

Other Invested Assets

  Assets Acquired in Refinancing Transactions

        The Company has rights under certain of its financial guaranty insurance policies and indentures that allow it to accelerate the insured notes and pay claims under its insurance policies upon the occurrence of predefined events of default. To mitigate financial guaranty insurance losses, the Company may elect to purchase the outstanding insured obligation or its underlying collateral. Generally, refinancing vehicles reimburse AGM in whole for its claims payments in exchange for assignments of certain of AGM's rights against the trusts. The refinancing vehicles obtained their funds from the proceeds of AGM-insured guaranteed investment contracts ("GICs") issued in the ordinary course of business by the Financial Products Companies (See "Liquidity Arrangements with respect to AGMH's former Financial Products Business—The GIC Business" below). The refinancing vehicles are consolidated with the Company.

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

The GIC Business

        In connection with the AGMH Acquisition by AGUS, Dexia SA and certain of its affiliates have entered into a number of agreements to protect the Company and AGM from ongoing risk related to GICs issued by, and the GIC business conducted by, the Financial Products Companies, former subsidiaries of AGMH. These agreements include a guaranty jointly and severally issued by Dexia SA and DCL to AGM that guarantees the payment obligations of AGM under its policies related to the GIC business and an indemnification agreement between AGM, Dexia SA and DCL that protects AGM from other losses arising out of or as a result of the GIC business, as well as the liquidity facilities and the swap agreements described below.

        Pursuant to liquidity commitments, Dexia affiliates assume the risk of loss and support the payment obligations of FSA Asset Management LLC ("FSAM") and the three former AGMH subsidiaries that issued GICs (collectively, the "GIC Issuers") in respect of the GICs and the GIC business. The term of the commitments will generally extend until the GICs have been paid in full. The liquidity commitments comprise (i) an amended and restated revolving credit agreement (the "Liquidity Facility") pursuant to which DCL and Dexia Bank Belgium SA commit to provide funds to FSAM in an amount up to $8.0 billion (approximately $2.2 billion of which was outstanding as of August 1, 2011), and (ii) a master repurchase agreement (the "Repurchase Facility Agreement" and, together with the Liquidity Facility, the "Guaranteed Liquidity Facilities") pursuant to which DCL will provide up to $3.5 billion of funds in exchange for the transfer by FSAM to DCL of FSAM securities that are not eligible to satisfy collateralization obligations of the GIC Issuers under the GICs. As of August 1, 2011, no amounts were outstanding under the Repurchase Facility Agreement.

        On June 30, 2009, to support the payment obligations of FSAM and the GIC Issuers, each of Dexia SA and DCL entered into two separate ISDA Master Agreements, each with its associated schedule, confirmation and credit support annex (the "Guaranteed Put Contract" and the "Non-Guaranteed Put Contract" respectively, and collectively, the "Dexia Put Contracts"), pursuant to which Dexia SA and DCL jointly and severally guarantee the scheduled payments of interest and principal in relation to each FSAM asset, as well as any failure of Dexia to provide liquidity or liquid collateral under the Guaranteed Liquidity Facilities. The Dexia Put Contracts reference separate portfolios of FSAM assets to which assets owned by FSAM as of September 30, 2008 were allocated, with the less liquid assets and the assets with the lowest mark-to-market values generally being allocated to the Guaranteed Put Contract.

        As of August 1, 2011, the aggregate outstanding principal balance of FSAM assets covered by the Guaranteed Put Contract was equal to approximately $582 million (as compared with $9.5 billion as of March 31, 2011) and the aggregate principal balance of FSAM assets covered by the Non-Guaranteed Put Contract was equal to approximately $7.6 billion (as compared with $4.1 billion as of March 31, 2011). The aggregate accreted GIC balance as of August 1, 2011 was approximately $5.8 billion. On May 27, 2011, Dexia issued a press release announcing the acceleration of its asset divestment program as part of the financial restructuring of its group. Since such announcement, through August 1, 2011, (i) Dexia has from time to time exercised its par call option under the Guaranteed Put Contract with respect to various assets covered thereby having, as of the respective dates of such calls, an aggregate outstanding principal balance of $8.8 billion, thus transferring to FSAM an equal amount of cash, and (ii) FSAM has applied a portion of such cash proceeds to reduce the outstanding principal amount of its borrowings under the Guaranteed Liquidity Facilities (consisting solely of borrowings under the Liquidity Facility) by approximately $5.0 billion (to approximately $2.2 billion at August 1, 2011), with the balance used to purchase permitted investments in accordance with the transaction documents entered into at the time of the AGMH Acquisition. The exercise of the call options does not limit the obligation to post collateral on the Expected First Collateral Posting Date described below.

        Separately, pursuant to the Dexia Put Contracts, FSAM may put an amount of FSAM assets to Dexia SA and DCL:

  •
  in exchange for funds in an amount generally equal to the lesser of:

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

    provided, that Dexia SA and DCL have the right to elect to pay only the difference between the amount of the expected principal or interest payment and the amount of the actual principal or interest payment, in each case, as such amounts come due, rather than paying an amount equal to the outstanding principal amount of applicable FSAM asset; and/or

  •
  in exchange for funds in an amount equal to the lesser of:

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

        On June 30, 2009, the states of Belgium and France (the "States") issued a guaranty to FSAM pursuant to which the States guarantee, severally but not jointly, Dexia's payment obligations under the Guaranteed Put Contract, subject to certain limitations set forth therein. The States' guaranty with respect to payment demands arising from Liquidity Default Triggers and Collateral Default Triggers is scheduled to expire on October 31, 2011, and the States' guaranty with respect to payment demands arising from an Asset Default Trigger or a Bankruptcy Trigger is scheduled to expire on the earlier of (i) the final maturity of the latest maturing of the remaining FSAM assets related to the Guaranteed Put Contract, and (ii) March 30, 2035.

        Despite the execution of such documentation, the Company remains subject to the risk that Dexia or the Belgian state and/or the French state may not make payments or securities available (i) on a timely basis, which is referred to as "liquidity risk," or (ii) at all, which is referred to as "credit risk," because of the risk of default. Even if Dexia and/or the Belgian state or the French state have sufficient assets to pay all amounts when due, concerns regarding Dexia's or such states' financial condition or willingness to comply with their obligations could cause one or more rating agencies to view negatively the ability or willingness of Dexia or the States to perform under their various agreements and could negatively affect the Company's ratings.

        One situation in which AGM may be required to pay claims in respect of AGMH's former financial products business if Dexia or the Belgian or French state does not comply with its obligations is if AGM is downgraded. Most of the GICs insured by AGM allow for the withdrawal of GIC funds in the event of a downgrade of AGM, unless the relevant GIC issuer posts collateral or otherwise enhances its credit. Most GICs insured by AGM allow for the termination of the GIC contract and a withdrawal of GIC funds in the event of a downgrade of AGM below a specified threshold, generally below A- by S&P or A3 by Moody's, with no right of the GIC issuer to avoid such withdrawal by posting collateral or otherwise enhancing its credit. Each GIC contract stipulates the thresholds below which the GIC provider must post eligible collateral along with the types of securities eligible for posting and the collateralization percentage applicable to each security type. These collateralization percentages range from 100% of the GIC balance for cash posted as collateral to, typically, 108% for asset-backed securities. At June 30, 2011, a downgrade of AGM to below AA- by S&P and Aa3 by Moody's (i.e., A+ by S&P and A1 by Moody's) would result in withdrawal of $454 million of GIC funds and the need to post collateral on GICs with a balance of $4.7 billion. In the event of such a downgrade, assuming an average margin of 105%, the market value as of June 30, 2011 that the GIC issuers would be required to post in order to avoid withdrawal of any GIC funds would be $4.9 billion.

        As of June 30, 2011, the market value of the assets of the Financial Products Companies exceeded the accreted value of their insured liabilities by approximately $1.2 billion (before any tax effects and including the aggregate net market value of the derivative portfolio of $114.7 million). In comparison, as of December 31, 2010, the market value of the assets exceeded the accreted value of the insured liabilities by approximately $2.3 billion (before any tax effects and including the aggregate net market value of the derivative portfolio of $123 million). If Dexia or the Belgian or French state does not fulfill its contractual obligations, the Financial Products Companies may not have the financial ability to pay upon the withdrawal of GIC funds or post collateral or make other payments in respect of the GICs, thereby resulting in claims upon the AGM financial guaranty insurance policies. If AGM is required to pay a claim due to a failure of the Financial Products Companies to pay amounts in respect of the GICs, AGM is subject to the risk that the GICs will not be paid from funds received from Dexia or the States before it is required to make payment under its financial guaranty policies or that it will not receive the guaranty payment at all.

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

  (a)
  may be reduced at the option of AGM without a premium or penalty; and

  (b)
  will be reduced in the amounts and on the dates described in the Strip Coverage Facility either in connection with the scheduled amortization of the Commitment Amount or to $750 million if AGM's consolidated net worth as of June 30, 2014 is less than a specified consolidated net worth. As of June 30, 2011, the maximum commitment amount of the Strip Coverage Facility has amortized to $988.4 million.

        As of June 30, 2011, no advances were outstanding under the Strip Coverage Facility.

        Dexia Crédit Local (NY)'s commitment to make advances under the Strip Coverage Facility is subject to the satisfaction by AGM of customary conditions precedent, including compliance with certain financial covenants, and will terminate at the earliest of (i) the occurrence of a change of control with respect to AGM, (ii) the reduction of the Commitment Amount to $0 and (iii) January 31, 2042.

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

        There have been no changes in the Company's internal controls over financial reporting during the Company's quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        Lawsuits arise in the ordinary course of the Company's business. It is the opinion of the Company's management, based upon the information available, that the expected outcome of litigation against the Company, individually or in the aggregate, will not have a material adverse effect on the Company's financial position or liquidity, although an adverse resolution of litigation against the Company in a quarter or fiscal year could have a material adverse effect on the Company's results of operations in a particular quarter or fiscal year. In addition, in the ordinary course of their respective businesses, certain of the Company's subsidiaries assert claims in legal proceedings against third parties to recover losses paid in prior periods. For example, as described in "Financial Guaranty Insurance Contracts—Loss Estimation Process—Recovery Litigation" within Note 4 of the Financial Statements, as of the date of this filing, AGC and AGM have filed complaints against certain sponsors and underwriters of RMBS securities that AGC or AGM had insured, alleging, among other claims, that such persons had breached representations and warranties in the transaction documents, failed to cure or repurchase defective loans and/or violated state securities laws. The amounts, if any, the Company will recover in proceedings to recover losses are uncertain, and recoveries, or failure to obtain recoveries, in any one or more of these proceedings during any quarter or fiscal year could be material to the Company's results of operations in that particular quarter or fiscal year.

Proceedings Relating to the Company's Financial Guaranty Business

        The Company receives subpoenas duces tecum and interrogatories from regulators from time to time. The Company has satisfied the requests it has received. It may receive additional inquiries from these or other regulators and expects to provide additional information to such regulators regarding their inquiries in the future.

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

        At a hearing held on July 6 and 7, 2011 relating to AGM, AGC and the other defendants' motion to dismiss, the court overruled the motion to dismiss on the following claims: breach of contract and violation of California's antitrust statute and of its unfair business practices law. The court sustained the motion to dismiss on the fraud claim, with leave to amend. The remaining claims were dismissed without leave to amend. The court ordered the plaintiffs to file their amended complaint by August 8, 2011 and scheduled a hearing for October 13, 2011.

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

        In September 2010, AGM, among others, was named as a defendant in an interpleader complaint filed by Wells Fargo Bank, N.A., as trust administrator, in the United States District Court, Southern District of New York. The interpleader complaint relates to the MASTR Adjustable Rate Mortgages Trust 2006-OA2, Mortgage Pass-Through Certificates, Series 2006-OA2 RMBS transaction, in which AGM had insured certain classes of certificates. Certain holders of uninsured certificates have disputed payments made by the trust administrator to reimburse AGM for claims it had paid under its financial guaranty policy, and the trust administrator sought adjudication of the priority of AGM's reimbursements. On March 29, 2011, the court granted a motion for judgment on the pleadings and ruled that, pursuant to the waterfall, AGM is only entitled to receive funds that would otherwise have been distributed to the holders of the classes that AGM insures, and that AGM receive such funds at the respective steps in the waterfall that immediately follow the steps at which such certificateholders would otherwise have received such funds. The court further ordered AGM to repay to the MARM 2006-OA2 trust the approximately $7.2 million that had been credited to it by Wells Fargo. AGM intends to appeal this ruling. AGM estimates that as a result of this adverse decision (if and to the extent that the adverse decision is not modified), total unreimbursed claims paid by AGM could be up to approximately $144 million (on a gross discounted basis, without taking into account the benefit of representation and warranty recoveries, and exclusive of the repayment of the $7.2 million), over the life of the transaction.

        On April 8, 2011, AG Re and AGC filed a Petition to Compel Arbitration with the Supreme Court of the State of New York, requesting an order compelling Ambac Assurance Corporation ("Ambac") to arbitrate Ambac's disputes with AG Re and AGC concerning their obligations under reinsurance agreements with Ambac. In March 2010, Ambac placed a number of insurance policies that it had issued, including policies reinsured by AG Re and AGC pursuant to the reinsurance agreements, into a segregated account. The Wisconsin state court has approved a rehabilitation plan whereby permitted claims under the policies in the segregated account will be paid 25% in cash and 75% in surplus notes issued by the segregated account. Ambac has advised AG Re and AGC that it has and intends to continue to enter into commutation agreements with holders of policies issued by Ambac, and reinsured by AG Re and AGC, pursuant to which Ambac will pay a combination of cash and surplus notes to the policyholder. AG Re and AGC have informed Ambac that they believe their only current payment obligation with respect to the commutations arises from the cash payment, and that there is no obligation to pay any amounts in respect of the surplus notes until payments of principal or interest are made on such notes. Ambac has disputed this position on one commutation and may take a similar position on subsequent commutations. On April 15, 2011, attorneys for the Wisconsin Insurance Commissioner, as Rehabilitator of Ambac's segregated account, and for Ambac filed a motion with Lafayette County, Wis., Circuit Court Judge William Johnston, asking him to find AG Re and AGC to be in violation of an injunction protecting the interests of the segregated account by their seeking to compel arbitration on this matter and failing to pay in full all amounts with respect to Ambac's payments in the form of surplus notes. On June 14, 2011, Judge Johnston issued an order granting the Rehabilitator's and Ambac's motion to enforce the injunction against AGC and AG Re and the parties filed a stipulation dismissing the Petition to Compel Arbitration without prejudice. On June 28, 2011, AGC and AG Re filed a notice of appeal and a petition for a conditional interlocutory appeal of Judge Johnston's order to the Wisconsin Court of Appeals.

Proceedings Related to AGMH's Former Financial Products Business

        The following is a description of legal proceedings involving AGMH's former Financial Products Business. Although the Company did not acquire AGMH's former Financial Products Business, which included AGMH's former GIC business, medium term notes business and portions of the leveraged lease businesses, certain legal proceedings relating to those businesses are against entities that the Company did acquire. While Dexia SA and DCL, jointly and severally, have agreed to indemnify the Company against liability arising out of the proceedings described below in this "—Proceedings Related to AGMH's Former Financial Products Business" section, such indemnification might not be sufficient to fully hold the Company harmless against any injunctive relief or criminal sanction that is imposed against AGMH or its subsidiaries.

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

        Five of these cases named both AGMH and AGM: (a) Hinds County, Mississippi v. Wachovia Bank, N.A.; (b) Fairfax County, Virginia v. Wachovia Bank, N.A.; (c) Central Bucks School District, Pennsylvania v. Wachovia Bank, N.A.; (d) Mayor and City Council of Baltimore, Maryland v. Wachovia Bank, N.A.; and (e) Washington County, Tennessee v. Wachovia Bank, N.A. In April 2009, the MDL 1950 court granted the defendants' motion to dismiss on the federal claims, but granted leave for the plaintiffs to file a second amended complaint. In June 2009, interim lead plaintiffs' counsel filed a Second Consolidated Amended Class Action Complaint; although the Second Consolidated Amended Class Action Complaint currently describes some of AGMH's and AGM's activities, it does not name those entities as defendants. In March 2010, the MDL 1950 court denied the named defendants' motions to dismiss the Second Consolidated Amended Class Action Complaint. The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys' fees and other costs. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits.

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

        In May 2010, AGM and AGUS, among other defendants, were named in five additional non-class action cases filed in federal court in California: (a) City of Richmond, California v. Bank of America, N.A. (filed on May 18, 2010, N.D. California); (b) City of Redwood City, California v. Bank of America, N.A. (filed on May 18, 2010, N.D. California); (c) Redevelopment Agency of the City and County of San Francisco, California v. Bank of America, N.A. (filed on May 21, 2010, N.D. California); (d) East Bay Municipal Utility District, California v. Bank of America, N.A. (filed on May 18, 2010, N.D. California); and (e) City of San Jose and the San Jose Redevelopment Agency, California v. Bank of America, N.A. (filed on May 18, 2010, N.D. California). These cases have also been transferred to the Southern District of New York and consolidated with MDL 1950 for pretrial proceedings. In September 2010, AGM and AGUS, among other defendants, were named in a sixth additional non-class action filed in federal court in New York, but which alleges violation of New York's Donnelly Act in addition to federal antitrust law: Active Retirement Community, Inc. d/b/a Jefferson's Ferry v. Bank of America, N.A. (filed on September 21, 2010, E.D. New York), which has also been transferred to the Southern District of New York and consolidated with MDL 1950 for pretrial proceedings. In December 2010, AGM and AGUS, among other defendants, were named in a seventh additional non-class action filed in federal court in the Central District of California, Los Angeles Unified School District v. Bank of America, N.A., and in an eighth additional non-class action filed in federal court in the Southern District of New York, Kendal on Hudson, Inc. v. Bank of America, N.A. These cases also have been consolidated with MDL 1950 for pretrial proceedings. The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys' fees, costs and other expenses. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits.

        In January 2011, AGM and AGUS, among other defendants, were named in an additional non-class action case filed in federal court in New York, which alleges violation of New York's Donnelly Act in addition to federal antitrust law: Peconic Landing at Southold, Inc. v. Bank of America, N.A. This case has been consolidated with MDL 1950 for pretrial proceedings. The complaint in this lawsuit generally seeks unspecified monetary damages, interest, attorneys' fees, costs and other expenses. The Company cannot reasonably estimate the possible loss or range of loss that may arise from this lawsuit.

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

Item 1A.    Risk Factors

        Refer to "Risk Factors" under Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2010 and Part II, "Item 1A. Risk Factors" of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011. There have been no material changes to the risk factors disclosed in such Annual Report on Form 10-K and Quarterly Report on Form 10-Q.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer's Purchases of Equity Securities

        The following table reflects purchases of AGL common shares made by the Company during the Second Quarter 2011. All shares repurchased were for the payment of employee withholding taxes due in connection with the vesting of restricted stock awards.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
April 1 - April 30	—	$—	—	2,000,000
May 1 - May 31	—	$—	—	2,000,000
June 1 - June 30	182	$16.38	—	2,000,000

Total	182	$16.38	—

Item 6.    Exhibits.

        See Exhibit Index for a list of exhibits filed with this report.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURED GUARANTY LTD. (Registrant)
Dated: August 9, 2011	By:	/s/ ROBERT A. BAILENSON Robert A. Bailenson Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	First Amended and Restated Bye-laws of Assured Guaranty Ltd., as amended (Incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on May 10, 2011)
4.1	First Amended and Restated Bye-laws of Assured Guaranty Ltd., as amended (Incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on May 10, 2011)
10.1	Letter Agreement with Robert B. Mills dated May 13, 2011 (incorporated by reference to Exhibit 10.1 of the Company's current Report on Form 8-K filed May 13, 2011)*
10.2	Letter Agreement with Robert A. Bailenson dated May 13, 2011 (incorporated by reference to Exhibit 10.2 of the Company's current Report on Form 8-K filed May 13, 2011)*
31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.1
The following financial information from Assured Guaranty Ltd.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations for the Three and Six Months ended June 30, 2011 and 2010; (iii) Consolidated Statements of Comprehensive Income for the Three and Six Months ended June 30, 2011 and 2010 (iv) Consolidated Statement of Shareholders' Equity for the Six Months ended June 30, 2011; (v) Consolidated Statements of Cash Flows for the Six Months ended June 30, 2011 and 2010; and (vi) Notes to Consolidated Financial Statements.

*
Management contract or compensatory plan